Form 10-K
period 2004-09-30
IASIS Healthcare LLC
filed 2004-12-17
CIK 1294632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

OR

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _________.

Commission File Number: 333-117362

IASIS HEALTHCARE LLC

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	20-1150104
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

DOVER CENTRE
117 SEABOARD LANE, BUILDING E
FRANKLIN, TENNESSEE	37067
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (615) 844-2747

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: None

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☒

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☒

          As of December 17, 2004, 100% of the registrant’s common interests outstanding (all of which are privately owned and are not traded on any public market) were owned by IASIS Healthcare Corporation, its sole member.

          *This Constitutes Registrant’s Special Report pursuant to Rule 15d-2 under the Securities Exchange Act of 1934.

i

IASIS HEALTHCARE LLC

Item 1. Business.

Company Overview

          We are a leading owner and operator of medium-sized acute care hospitals in high-growth urban and suburban markets. We operate our hospitals with a strong community focus by offering and developing healthcare services targeted to the needs of the markets we serve, promoting strong relationships with physicians and working with local managed care plans. As of September 30, 2004, we owned or leased 15 acute care hospitals and one behavioral health hospital with a total of 2,267 beds in service. Our hospitals are located in five regions, each of which has a projected population growth rate in excess of the national average:

•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	Tampa-St. Petersburg, Florida;

•	Las Vegas, Nevada; and

•	four cities in Texas, including San Antonio.

          Our general, acute care hospitals offer a variety of medical and surgical services commonly available in hospitals, including emergency services, general surgery, internal medicine, cardiology, obstetrics, orthopedics and physical rehabilitation. In addition, our facilities provide outpatient and ancillary services including outpatient surgery, physical therapy, radiation therapy, diagnostic imaging and respiratory therapy.

          We also own and operate a Medicaid managed health plan in Phoenix called Health Choice Arizona, Inc., or Health Choice, that served over 105,000 members as of September 30, 2004. In addition, we have ownership interests in three ambulatory surgery centers.

          Our principal executive offices are located at Dover Centre, 117 Seaboard Lane, Building E, Franklin, Tennessee 37067 and our telephone number at that address is (615) 844-2747. Our Internet website address is www.iasishealthcare.com. Information contained on our website is not part of this annual report on Form 10-K.

Merger and Related Financing Transactions

          IASIS Healthcare Corporation, or IAS, entered into a definitive merger agreement dated as of May 4, 2004 pursuant to which an investor group led by Texas Pacific Group acquired IAS through a merger on June 22, 2004. In order to effect the acquisition, the investor group established IASIS Investment LLC, or IASIS Investment, and a wholly owned subsidiary of IASIS Investment, which merged with and into IAS. In the merger, IAS issued shares of common and preferred stock to IASIS Investment, which is the sole stockholder of IAS after giving effect to the merger. Prior to the merger, IAS contributed substantially all of its assets and liabilities to IASIS Healthcare LLC, or IASIS LLC, in exchange for all of the equity interests in IASIS LLC. As a result, IAS is a holding company, IASIS LLC is a limited liability company consisting of 100% common interests owned by IAS and IAS’s operations are conducted by IASIS LLC and its subsidiaries.

          The following financing transactions occurred in connection with the merger:

•	an investment made by entities controlled by Texas Pacific Group, such entities referred to as TPG, totaling $434.0 million in cash;

•	an investment made by an entity controlled by JLL Partners Fund IV, such entity referred to as JLL, totaling $110.0 million in cash;

•	a contribution of shares of IAS common stock by entities controlled by Trimaran Fund Management, L.L.C., such entities referred to as Trimaran, of $40.0 million;

•	the execution of an amended and restated credit agreement governing new senior secured credit facilities providing for a $425.0 million term loan, drawn at closing, and a $250.0 million revolving credit facility for working capital and general corporate purposes, which was not drawn at closing; and

•	the issuance and sale of $475.0 million in aggregate principal amount of 8 3/4% senior subordinated notes due 2014.

     The proceeds from the financing transactions were used to:

•	pay all amounts due to the security holders of IAS under the terms of the merger agreement;

•	repay all outstanding indebtedness under IAS’s existing senior secured credit facilities;

•	repurchase IAS’s 13% senior subordinated notes due 2009, or the 13% notes, and 8 1/2% senior subordinated notes due 2009, or the 8 1/2% notes, and pay the related tender premiums and consent fees, pursuant to a tender offer and consent solicitation by IAS;

•	retire, in October 2004, $3.5 million of IAS’s 13% notes that were not tendered pursuant to the tender offer and consent solicitation; and

•	pay the fees and expenses related to the merger and the related financing transactions.

          We refer to the merger, the related financing transactions and the applications of the proceeds from the financing transactions as the “Transactions.” In this report, unless we indicate otherwise or the context requires, “we,” “us,” “our” or “our company” refers to IASIS LLC and its consolidated subsidiaries and includes IAS, our predecessor company.

Business Strategy

          Our objective is to provide high-quality, cost-effective healthcare services in the communities we serve. The key elements of our business strategy are:

     • Focus on Operational Excellence. Our management team has extensive multi-facility operating experience and focuses on operational excellence at each of our facilities. We intend to continue to improve our operations and profitability by:

•	using our advanced information systems platform across all of our hospitals to provide us with accurate, timely and cost-effective financial and clinical information;

•	expanding our profitable product lines and improving our business mix;

•	focusing on efficient staffing and supply utilization;

•	capitalizing on purchasing efficiencies and reducing operating costs through our relationship with a national group purchasing organization; and

•	improving our processes for patient registration, billing, collections, managed care contract compliance and all other aspects of our revenue cycle.

     • Strategically Invest in Our Markets to Expand Services and Increase Revenue. Our disciplined approach to investing our capital includes analyzing demographic data, utilizing our advanced information systems to identify the profitability of our product lines and consulting with physicians and payors to prioritize the healthcare needs of the communities we serve. We intend to continue to increase our revenue and local presence by focusing our investment efforts on:

•	upgrading and expanding specialty services and surgical capacity, including cardiology, orthopedics, bariatrics, obstetrics and sub-acute care;

•	expanding emergency room capacity;

•	updating our technology in surgery, such as robotic surgery, diagnostic imaging and other medical equipment;

•	increasing capacity and utilization of services at certain of our hospitals; and

•	enhancing the convenience and quality of our outpatient services and expanding outpatient specialty services.

          We are continually engaged in strategic investments in our markets to expand services and increase revenue. For example, we are currently constructing a state-of-the-art facility in Port Arthur, Texas that will consolidate our Mid-Jefferson and Park Place facilities, currently located within four miles of each other, and we expect to open the facility during our third quarter of fiscal 2005. We believe the new hospital, to be known as The Medical Center of Southeast Texas, will be a leading provider of acute care services in the region. We expect this new facility to enhance our presence and reduce patient out-migration in the Port Arthur area, increasing our future net revenue. A portion of the capital for this new facility was provided by local investors, including physicians. Our existing partnerships with local investors have provided us with an attractive source of capital and enhanced our market presence.

          Additionally, in November 2004, we paid $8.3 million in cash for the purchase of a 47-acre parcel of undeveloped land in the East Valley of our Phoenix, Arizona market. We are currently evaluating future expansion opportunities on this property.

     • Provide High-Quality Services. We strive to provide high-quality services at each of our facilities. We believe that the measurement of quality of care is becoming an increasingly important factor in governmental reimbursement as well as in negotiating preferred managed care contracting rates. Reflecting our commitment to the quality of care and in anticipation of these developments, we are implementing an advanced clinical information system to provide us with more timely availability of key clinical care data. We believe that this system will help us enhance patient safety, reduce medical errors, automate medication administration (through bar coding), increase staff time available for direct patient care and maximize reimbursement that is tied to quality of care indicators.

     • Recruit and Retain Quality Physicians. We intend to continue to recruit and retain quality physicians for our medical staffs and maintain their loyalty to our facilities by:

•	dedicating corporate personnel and resources to physician recruitment;

•	equipping our hospitals with technologically advanced equipment;

•	enhancing physician convenience and access;

•	sponsoring training programs to educate physicians on advanced medical procedures; and

•	allowing physicians to remotely access clinical data through our information systems to facilitate convenient and timely patient care.

     We will continue to use our existing physician relationships to recruit new primary care physicians and specialists. In addition, we have established local physician advisory committees to work closely with our local management teams and to advise us on facility and market-specific needs and strategies.

     • Continue to Develop Favorable Managed Care Relationships. We plan to increase patient volume at our facilities and improve profitability by negotiating favorable terms with managed care plans, entering into contracts with additional managed care plans and aligning reimbursement with acuity of services. Additionally, our advanced information systems improve our hospitals’ ability to administer managed care contracts, helping to ensure that claims are adjudicated correctly. We believe that the broad geographic coverage of our hospitals in certain of the regions in which we operate increases our attractiveness to managed care plans in those areas. Our favorable managed care relationships are evidenced by an increase in our same-facility net patient revenue per adjusted admission of 10.6% in fiscal 2004, as compared to the year ended September 30, 2003, driven primarily by managed care rate increases and supplemented by increases in acuity.

     • Selectively Pursue Acquisitions and Strategic Alliances. We intend to selectively pursue hospital acquisitions in existing and new markets where we believe we can improve the financial and operational performance of the acquired hospital and/or enhance our regional presence. We intend to target hospitals with 100 to 400 beds. We will focus our new market development efforts to acquire under-managed and under-capitalized facilities in growing urban and suburban regions with stable or improving managed care environments and other opportunistic acquisitions. We will also continue to identify opportunities to expand our presence through strategic alliances with other healthcare providers.

     As an example of our selective acquisition strategy, on February 1, 2004, we acquired North Vista Hospital (formerly known as Lake Mead Hospital Medical Center) (“North Vista”) in Las Vegas, Nevada from a subsidiary of Tenet Healthcare Corporation. This acute care hospital (with 176 beds in service) provides inpatient, outpatient and emergency care services. We believe that North Vista provides us with a significant opportunity to implement our operational controls and management experience to increase this facility’s contribution in the near-term. We plan to continue improving North Vista’s financial performance by investing in profitable product lines, focusing on managed care contracting, improving the business office and closely monitoring the hospital’s payor mix.

Hospital Operations

     Our senior management team has extensive multi-facility operating experience and focuses on maintaining clinical and operational excellence at our facilities. At each hospital we operate, we have implemented systematic policies and procedures to improve the hospital’s operating and financial performance. A hospital’s local management team is generally comprised of a chief executive officer, chief financial officer and chief nursing officer. Local management teams, in consultation with our corporate staff, develop annual operating plans setting forth revenue growth and operating profit strategies. These strategies can include the expansion of services offered by the hospital and the recruitment of physicians in each community, as well as plans to reduce costs by improving operating efficiencies. We believe that the competence, skills and experience of the management team at each hospital is critical to the hospital’s success because of its role in executing the hospital’s operating plan. Our performance-based compensation program for each local management team is based upon the achievement of qualitative and quantitative goals set forth in the annual operating plan. Our hospital management teams are advised by boards of trustees that include members of hospital medical staffs as well as community leaders. Each board of trustees establishes policies concerning medical, professional and ethical practices, monitors such practices and is responsible for ensuring that these practices conform to established standards.

     Factors that affect demand for our services include:

•	the geographic location of our hospitals and their convenience for patients and physicians;

•	our participation in managed care programs;

•	capital investment at our facilities;

•	the quality of our medical staff;

•	competition from other healthcare providers;

•	the size of and growth in local population; and

•	local economic conditions.

     Improved treatment protocols as a result of advances in medical technology and pharmacology also affect the nature and demand for healthcare services across the industry, including at our hospitals.

     We believe that the ability of our hospitals to meet the healthcare needs of their communities is determined by the:

•	level of physician support;

•	availability of nurses and other healthcare professionals;

•	quality, skills and compassion of our employees;

•	breadth of our services;

•	physical capacity and level of technology at our facilities; and

•	emphasis on quality of care.

     We operate 15 acute care hospitals and one behavioral health hospital and have ownership interests in three ambulatory surgery centers. We own 14 and lease two of our hospitals. Five of the acute care hospitals we own have third party investors.

     The following table presents certain unaudited combined operating statistics for our hospitals:

	Years Ended September 30,
	2004	2003	2002
Acute Care: (1)
Number of acute care hospitals at end of period	15	14	14
Number of beds in service at end of period (2)	2,267	2,028	2,012
Average length of stay (days) (3)	4.37	4.44	4.29
Occupancy rates (average beds in service)	49.8%	50.0%	45.6%
Admissions (4)	90,749	83,229	77,806
Adjusted admissions (5)	145,591	138,494	131,501
Patient days (6)	396,484	369,620	333,922
Adjusted patient days (5)	614,594	589,267	544,337
Outpatient revenue as a percentage of gross patient revenue	34.2%	36.7%	38.6%

(1)	Includes North Vista for the period from February 1, 2004 to September 30, 2004.

(2)	Excludes St. Luke’s Behavioral Hospital.

(3)	Represents the average number of days that a patient stayed in our hospitals.

(4)	Represents the total number of patients admitted to our hospitals for stays in excess of 23 hours. Management and investors use this number as a general measure of inpatient volume.

(5)	Adjusted admissions and adjusted patient days are general measures of combined inpatient and outpatient volume. We compute adjusted admissions/patient days by multiplying admissions/patient days by gross patient revenue and then dividing that number by gross inpatient revenue.

(6)	Represents the number of days our beds were occupied by inpatients over the period.

     We continuously evaluate our services with a view to expanding our profitable lines of business and improving our business mix. We use our advanced information systems to perform detailed product line margin analyses and monitor the profitability of the services provided at our facilities. We use these analyses to capitalize on price and volume trends through the expansion of certain services. We also use our information systems to monitor patient care and other quality of care assessment activities on a continuing basis.

     A large percentage of our hospitals’ net patient revenue consists of fixed payment, discounted sources including Medicare, Medicaid and managed care organizations. Reimbursement for Medicare and Medicaid services is often fixed regardless of the cost incurred or the level of services provided. We expect patient volumes from Medicare to increase over time due to the general aging of the population.

     Inpatient care is expanding to include sub-acute care when a less-intensive, lower cost level of care is appropriate. By offering cost-effective sub-acute services in appropriate circumstances, we are able to provide a continuum of care when the demand for such services exists. We have identified opportunities to expand existing physical rehabilitation units and develop other post-acute services within our facilities. The results of our product line analyses confirm that the development and use of such units improves clinical outcomes and is economically beneficial.

Sources of Revenue

     We receive payment for patient services from:

•	the federal government, primarily under the Medicare program;

•	state Medicaid programs;

•	health maintenance organizations and preferred provider organizations; and

•	individual patients and private insurers.

     The table below presents the approximate percentages of net patient revenue from the following sources:

	Percentage of Net Patient Revenue
	Years Ended September 30,
Payor Source	2004	2003	2002
Medicare	26.3%	27.6%	27.8%
Medicaid	14.1	12.4	11.1
Managed care	43.5	45.2	46.3
Self-pay and other	16.1	14.8	14.8

Total (1)	100.0%	100.0%	100.0%

(1)	For the years ended September 30, 2004, 2003 and 2002, net patient revenue comprised 78.4%, 84.2% and 85.2%, respectively, of our total net revenue.

     Most of our hospitals offer discounts from established charges to managed care plans if they are large group purchasers of healthcare services. These discount programs generally limit our ability to increase net patient revenue in response to increasing costs. Patients generally are not responsible for any difference between established hospital charges and amounts reimbursed for such services under Medicare, Medicaid, health maintenance organizations, preferred provider organizations or private insurance plans. Patients generally are responsible for services not covered by these plans, and exclusions, deductibles or co-insurance features of their coverage. Collecting amounts due from patients is more difficult than collecting from governmental programs or managed care plans. Increases in the population of uninsured individuals, changes in the states’ indigent and Medicaid eligibility requirements and continued efforts by employers to pass more out-of-pocket health care costs to employees in the form of increased co-payments and deductibles have resulted in an increase in our provision for bad debts. We centralized our self-pay patient account collection efforts through a national call center established during fiscal 2002. During 2004, collections through our national call center increased 48% over fiscal year 2003. Additionally, we’ve made investments in a majority of our emergency rooms through facilities redesign, Medicaid eligibility automation and process-flow improvements, which have contributed to a 42% increase in point-of-service collections in fiscal year 2004 as compared to fiscal year 2003. Effective October 1, 2004, we expanded our charity care policy to cover uninsured patients with income above 200% of the federal poverty level. Under the new program, a sliding scale of significantly reduced rates will be offered to uninsured patients with income between 200% and 400% of the federal poverty level at all of our hospitals. Currently, we do not expect that implementation of such a change will have a material impact on our results of operations.

Competition

     Our facilities and related businesses operate in competitive environments. A number of factors affect our competitive position, including:

•	our managed care contracting relationships;

•	the number, availability, quality and specialties of physicians, nurses and other healthcare professionals;

•	the scope, breadth and quality of services;

•	the reputation of our facilities and physicians;

•	the physical condition of our facilities and medical equipment;

•	the location of our facilities and availability of physician office space;

•	certificate of need restrictions, where applicable;

•	the availability of parking or proximity to public transportation;

•	growth in outpatient service providers;

•	charges for services; and

•	the geographic coverage of our hospitals in the regions in which we operate.

     We currently face competition from established, not-for-profit healthcare companies, investor-owned hospital companies, large tertiary care centers, specialty hospitals and outpatient service providers such as surgery centers and imaging centers. In addition, some of our hospitals operate in regions with vertically integrated healthcare providers that include both payors and healthcare providers, which could affect our ability to obtain managed care contracts. We expect to encounter increased competition from specialty hospitals, outpatient service providers and companies, like ours, that consolidate hospitals and healthcare companies in specific geographic markets. Continued consolidation in the healthcare industry will be a leading contributing factor to increased competition in markets in which we already have a presence and in markets we may enter in the future.

     Another factor in the competitive position of a hospital is the ability of its management to obtain contracts with purchasers of group healthcare services. The importance of obtaining managed care contracts has increased in recent years and is expected to continue to increase as private and government payors and others turn to managed care organizations to help control rising healthcare costs. Most of our markets have experienced significant managed care penetration. The revenue and operating results of our hospitals are significantly affected by our hospitals’ ability to negotiate favorable contracts with managed care plans. Health maintenance organizations and preferred provider organizations use managed care contracts to encourage patients to use certain hospitals in exchange for discounts from the hospitals’ established charges. Traditional health insurers also are interested in containing costs through similar contracts with hospitals.

     An additional competitive factor is whether a hospital is part of a local hospital network and the scope and quality of services offered by the network and by competing networks. A hospital that is part of a network offering a broad range of services in a wide geographic area is more likely to obtain more favorable managed care contracts than a hospital that is not. We evaluate changing circumstances in each geographic area in which we operate on an ongoing basis. We may position ourselves to compete in these managed care markets by forming our own, or joining with others to form, local hospital networks.

Employees And Medical Staff

     As of September 30, 2004, we had approximately 9,000 employees, including approximately 3,000 part-time employees. We consider our employee relations to be good. In certain markets, there is currently a shortage of nurses and other medical support personnel. We recruit and retain nurses and medical support personnel by creating a desirable, professional work environment, providing competitive wages, benefits and long-term incentives, and providing career development and other training programs. In order to supplement our current employee base, we are expanding our relationship with colleges, universities and other medical education institutions in our markets and recruiting nurses and other medical support personnel from abroad. Our hospitals are staffed by licensed physicians who have been admitted to the medical staff of our individual hospitals. Any licensed physician may apply to be admitted to the medical staff of any of our hospitals, but admission to the staff must be approved by each hospital’s medical staff and the appropriate governing board of the hospital in accordance with established credentialing criteria.

     Our employees are not subject to collective bargaining agreements, although nurses at one of the hospitals in our Salt Lake City, Utah market voted in the third quarter of fiscal 2002 regarding union representation. These ballots have been impounded by the National Labor Relations Board (NLRB) pending the results of an appeal filed by us. We anticipate a decision from the NLRB regarding our appeal in fiscal 2005. Because we believe that unionization is not in the best interests of the hospital’s employees or patients, we are vigorously opposing the unionization attempt. We do not believe the unionization attempt will be ultimately successful or will have a material effect on our financial condition or results of operations.

Compliance Program

     Our compliance program is designed to ensure that we maintain high standards of conduct in the operation of our business and implement policies and procedures so that employees act in compliance with all applicable laws, regulations and company policies. The organizational structure of our compliance program includes a compliance committee of our board of directors, a corporate management compliance committee and local management compliance committees at each of our hospitals. These committees have the oversight responsibility for the effective development and implementation of our program. Our Vice President of Ethics and Business Practices, who reports directly to our Chairman and Chief Executive Officer and to the compliance committee of our board of directors, serves as Chief Compliance Officer and is charged with direct responsibility for the development and implementation of our compliance program. Other features of our compliance program include designating a Facility Compliance Officer for each of our hospitals, periodic ethics and compliance training and effectiveness reviews, the development and implementation of policies and procedures and a mechanism for employees to report, without fear of retaliation, any suspected legal or ethical violations.

Reimbursement

     Medicare. Medicare is a federal program that provides hospital and medical insurance benefits to persons age 65 and over, some disabled persons and persons with end-stage renal disease. All of our hospitals are certified as providers of Medicare services. Under the Medicare program, acute care hospitals receive reimbursement under a prospective payment system for inpatient and outpatient hospital services. Currently, certain types of facilities are exempt from the prospective payment system methodology, including psychiatric hospitals and specially designated units, children’s hospitals and cancer hospitals. Hospitals and units exempt from the prospective payment system are reimbursed on a reasonable cost-based system, subject to cost limits.

     Under the inpatient prospective payment system, a hospital receives a fixed payment based on the patient’s assigned diagnosis related group. The diagnosis related group classifies categories of illnesses according to the estimated intensity of hospital resources necessary to furnish care for each principal diagnosis. The diagnosis related group rates for acute care hospitals are based upon a statistically normal distribution of severity. When treatments for patients fall well outside the normal distribution, providers may receive additional payments known as outlier payments. The diagnosis related group payments do not consider a specific hospital’s actual costs but are adjusted for geographic area wage differentials. Inpatient capital costs for acute care hospitals are reimbursed on a prospective system based on diagnosis related group weights multiplied by geographically adjusted federal weights. In the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, Congress equalized the diagnosis related group payment rate for urban and rural hospitals at the large urban rate for all hospitals for discharges on or after April 1, 2003.

     The diagnosis related group rates are adjusted each federal fiscal year and have been affected by federal legislation. The index used to adjust the diagnosis related group rates, known as the “market basket index,” gives consideration to the inflation experienced by hospitals and entities outside of the healthcare industry in purchasing goods and services. However, for several years the percentage increases to the diagnosis related group rates have been lower than the percentage increases in the costs of goods and services purchased by hospitals. Under the Medicare, Medicaid, and SCHIP Benefit Improvement and Protection Act of 2000, the diagnosis related group rate increased in the amount of the market basket minus 0.55% for federal fiscal year 2003 and the market basket for federal fiscal year 2004. Further, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 provides for diagnosis related group rate increases for federal fiscal years 2005, 2006, and 2007 at the full market basket, if the facility submits data for ten patient care indicators to the Secretary of Health and Human Services. We currently have the ability to monitor our compliance with the quality indicators and intend to submit the quality data required to receive the full market basket pricing update when appropriate. Those hospitals not submitting data on the quality indicators will receive an increase equal to the market basket rate minus 0.4%. Consistent with this law, CMS issued a final rule that provides for an increase in the hospital diagnosis related group payment rates by the full market basket of 3.3% for fiscal year 2005 for those hospitals submitting data on the ten quality indicators. Under the final rule, those hospitals not submitting the required data will receive an increase in payment equal to the market basket minus 0.4%. Based on the historical adjustments to the market baskets, future legislation may decrease the future rate of increase for diagnosis related group payments, but we are unable to predict the amount of the reduction.

     On June 9, 2003, CMS published a final rule modifying the methodology for determining Medicare outlier payments in order to ensure that only the highest cost cases are entitled to receive additional payments under the inpatient prospective payment system. For discharges occurring on or after October 1, 2003, outlier payments are based on either a provider’s most recent tentatively settled cost report or the most recent settled cost report, whichever is from the latest cost reporting period. Previously, outlier payments had been based on the most recent settled cost report, resulting in excessive outlier payments for some hospitals. The final rule requires, in most cases, the use of hospital-specific cost to charge ratios instead of a statewide ratio. Further, outlier payments may be adjusted retroactively to recoup any past outlier overpayments plus interest or to return any underpayments plus interest. We believe that these changes to the outlier payment methodology will not have a material adverse effect on our business, financial position or results of operations.

     CMS reimburses hospital outpatient services and certain Medicare Part B services furnished to hospital inpatients who have no Part A coverage on a prospective payment system basis. CMS will continue to use existing fee schedules to pay for physical, occupational and speech therapies, durable medical equipment, clinical diagnostic laboratory services and nonimplantable orthotics and prosthetics. Freestanding surgery centers are reimbursed on a fee schedule.

     All services paid under the prospective payment system for hospital outpatient services are classified into groups called ambulatory payment classifications or “APCs.” Services in each APC are similar clinically and in terms of the resources they require. A payment rate is established for each APC. The fee schedule for the outpatient prospective payment system was updated by a conversion factor equal to the market basket index of 3.5% for the calendar year 2003 and by a conversion factor increased by approximately 4.6% for calendar year 2004. CMS has published a final rule increasing the conversion factor for calendar year 2005 by approximately 3.3%. We anticipate that future legislation may decrease the future rate of increase for APC payments, but we are unable to predict the amount of the reduction.

     Under the outpatient prospective payment system, hospitals may receive additional amounts known as “pass-through payments” for using new technology, but the total amount of pass-through payments in a calendar year is subject to a cap. For calendar year 2004 and subsequent years, the cap has been reduced to 2.0% of projected total payments under the hospital outpatient prospective payment system. CMS has announced that pass-through payments for calendar year 2005 will not be reduced because these payments are not expected to exceed the statutory cap. CMS may implement reductions in the pass-through payments in future years to reflect the cap.

     Hospitals that treat a disproportionately large number of low-income patients (Medicare and Medicaid patients eligible to receive supplemental Social Security income) currently receive additional payments from the federal government in the form of Disproportionate Share Payments. CMS is required by law to study the formula used to calculate these payments. One change being considered would give greater weight to the amount of uncompensated care provided by a hospital than it would to the number of low-income patients treated, and CMS started collecting uncompensated care data from hospitals in 2003. In addition, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 increases Disproportionate Share Payments effective April 1, 2004 for rural hospitals and some urban hospitals.

     Inpatient rehabilitation hospitals and designated units were fully transitioned from a reasonable cost reimbursement system to a prospective payment system in 2002. Under this prospective payment system, patients are classified into case mix groups based upon impairment, age, comorbidities and functional capability. Inpatient rehabilitation facilities are paid a predetermined amount per discharge that reflects the patient’s case mix group and is adjusted for area wage levels, low-income patients, rural areas and high-cost outliers. For federal fiscal year 2004, CMS updated the payment rate for inpatient rehabilitation facilities by the full market basket rate of 3.2%. The update for federal fiscal year 2005 is the full market basket rate of 3.1%.

     On May 7, 2004, CMS issued a final rule modifying the criteria for classification as an inpatient rehabilitation facility as a result of data indicating that most facilities do not meet the existing criteria. Under the previous rules, in order for a facility to be considered an inpatient rehabilitation facility, at least 75% of the facility’s inpatient population during the most recent 12-month cost reporting period must have required intensive rehabilitation services for one or more of ten specified conditions. The new rule expands the list of specified conditions to thirteen and temporarily reduces the percentage of the patient population who must have one of the specified conditions. For cost reporting periods beginning on or after July 1, 2004 to June 30, 2005, 50% of the facility’s inpatient population must have one of the specified conditions in order to meet the criteria. For cost reporting periods beginning on or after July 1, 2005 to June 30, 2006, 60% of the facility’s inpatient population must have one of the specified conditions. For cost reporting periods beginning on July 1, 2006 to June 30, 2007, 65% of the facility’s inpatient population must have one of the specified conditions. During this transition period, CMS will study the utilization of rehabilitation services. Unless CMS takes further regulatory action, for cost reporting periods beginning on or after July 1, 2007, 75% of the facility’s inpatient population must have one of the specified conditions. Congress recently enacted legislation preventing CMS from enforcing this rule until the General Accounting Office completes a study on the rule’s impact on inpatient rehabilitation facilities and patients. As of September 30, 2004, we operated seven inpatient rehabilitation units within our hospitals.

     Currently, Medicare reimburses inpatient psychiatric hospitals and units on a reasonable-cost basis, subject to certain cost limits. On August 11, 2004, CMS published a final rule to implement a prospective payment system for these inpatient psychiatric facilities effective for cost report periods beginning on or after January 1, 2005, with a three year transition period. Under this prospective payment system, inpatient psychiatric facilities will receive a federal per diem base rate that is based on the sum of the average routine operating, ancillary and capital costs for each patient day of psychiatric care in an inpatient psychiatric facility, adjusted for budget neutrality. This federal per diem base rate will be further adjusted to reflect certain patient and facility characteristics, including patient age, certain diagnostic related groups, facility wage index adjustment, and facility rural location. Beginning in 2006, the payment rates will be adjusted annually on a July 1 update cycle. Inpatient psychiatric facilities will receive additional outlier payments for cases in which estimated costs for the case exceed an adjusted threshold amount plus the total adjusted payment amount for the stay. The initial adjusted threshold amount will be $5,700. We currently operate one behavioral health hospital and four specially designated psychiatric units that will be subject to these rules, when implemented.

     Medicare historically reimbursed skilled nursing units within hospitals on the basis of actual costs, subject to limits. CMS has established a prospective payment system for Medicare skilled nursing units, under which units are paid a federal per diem rate for virtually all covered services. The effect of the new payment system generally has been to significantly reduce reimbursement for skilled nursing services, which has led many hospitals to close such units. We will monitor closely and evaluate the few remaining skilled nursing units in our hospitals and related facilities to determine whether it is feasible to continue to offer such services under the new reimbursement system.

Medicaid

     Medicaid programs are jointly funded by federal and state governments and are administered by states under an approved plan that provides hospital and other healthcare benefits to qualifying individuals who are unable to afford care. All of our hospitals are certified as providers of Medicaid services. State Medicaid programs may use a prospective payment system, cost-based or other payment methodology for hospital services. Medicaid programs are required to take into account and make additional payments to hospitals serving disproportionate numbers of low income patients with special needs. Some of our hospitals receive such additional payments. The federal government and many states from time to time consider altering the level of Medicaid funding or expanding Medicaid benefits in a manner that could adversely affect future levels of Medicaid reimbursements received by our hospitals. Enrollment in managed Medicaid plans has increased in recent years, as state governments seek to control the cost of Medicaid programs.

Annual Cost Reports

     All hospitals participating in the Medicare and Medicaid programs, whether paid on a reasonable cost basis or under a prospective payment system, are required to meet specific financial reporting requirements. Federal regulations require submission of annual cost reports identifying medical costs and expenses associated with the services provided by each hospital to Medicare beneficiaries and Medicaid recipients. These annual cost reports are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be due to us under these reimbursement programs. The audit process may take several years to reach the final determination of allowable amounts under the programs. Providers also have the right of appeal, and it is common to contest issues raised in audits of prior years’ reports. Further, CMS extended filing due dates for cost reports for periods ended August 31, 2000 through April 2003 as a result of problems it experienced with updating the Provider Statistical and Reimbursement System (data used to complete cost reports). All of our hospitals are currently filing cost reports under the normal, non-extended filing requirements.

     Cost reports filed by our facilities generally remain open for three years after the notice of program reimbursement date. If any of our facilities are found to have been in violation of federal or state laws relating to preparing and filing of Medicare or Medicaid cost reports, whether prior to or after our ownership of these facilities, our facilities and we could be subject to substantial monetary fines, civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. If an allegation is lodged against one of our facilities for a violation occurring during the time period before we owned the facility, we may have indemnification rights against the former owner of the facility for any damages we may incur based on negotiated indemnification and hold harmless provisions in the transaction documents. We cannot assure you, however, that any such matter would be covered by indemnification, or if covered, that such indemnification would be adequate to cover any potential losses, fines and penalties.

Managed Care

     Managed care providers, including health maintenance organizations and preferred provider organizations, are organizations that provide insurance coverage and a network of healthcare providers to members for a fixed monthly premium. To control costs, these organizations typically contract with hospitals and other providers for discounted prices, review medical services to ensure that no unnecessary services are provided and market providers within their networks to patients. A significant percentage of our overall payor mix is commercial managed care. We generally receive lower payments for similar services from commercial managed care payors than from traditional commercial/indemnity insurers.

     The Medicare program allows beneficiaries to choose enrollment in certain managed Medicare plans. Enrollment in managed Medicare plans decreased over fiscal years 2003 and 2004 due to managed Medicare plans withdrawing from the Medicare program or reducing their service areas. The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 increases reimbursement to Medicare managed care plans and includes provisions limiting, to some extent, the financial risk to the companies offering the plans. These changes may increase the number of companies offering Medicare managed care plans and the number of beneficiaries choosing to receive their Medicare benefits through such plans.

Commercial Insurance

     Our hospitals provide services to a decreasing number of individuals covered by traditional private healthcare insurance. Private insurance carriers make direct payments to hospitals or, in some cases, reimburse their policy holders, based upon negotiated discounts from the particular hospital’s established charges and the particular coverage provided in the insurance policy.

     Commercial insurers are continuing efforts to limit the payments for hospital services by adopting discounted payment mechanisms, including prospective payment or diagnosis related group-based payment systems, for more inpatient and outpatient services. To the extent that these efforts are successful, hospitals may receive reduced levels of reimbursement, which would have a negative effect on operating results.

Government Regulation and Other Factors

Licensure, Certification and Accreditation

     Healthcare facility construction and operation is subject to federal, state and local regulations relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, fire prevention, rate-setting and compliance with building codes and environmental protection laws. Our facilities also are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditation. We believe that all of our operating healthcare facilities are properly licensed under appropriate state healthcare laws. All of our operating hospitals are certified under the Medicare program and are accredited by the Joint Commission on Accreditation of Healthcare Organizations, the effect of which is to permit the facilities to participate in the Medicare and Medicaid programs. If any facility loses its accreditation by this Joint Commission, or otherwise loses its certification under the Medicare program, then the facility will be unable to receive reimbursement from the Medicare and Medicaid programs. We intend to conduct our operations in compliance with current applicable federal, state, local and independent review body regulations and standards. The requirements for licensure, certification and accreditation are subject to change and, in order to remain qualified, we may need to make changes in our facilities, equipment, personnel and services.

Utilization Review

     Federal law contains numerous provisions designed to ensure that services rendered by hospitals to Medicare and Medicaid patients meet professionally recognized standards and are medically necessary and that claims for reimbursement are properly filed. These provisions include a requirement that a sampling of admissions of Medicare and Medicaid patients be reviewed by quality improvement organizations that analyze the appropriateness of Medicare and Medicaid patient admissions and discharges, quality of care provided, validity of diagnosis related group classifications and appropriateness of cases of extraordinary length of stay or cost. Quality improvement organizations may deny payment for services provided, assess fines and recommend to the Department of Health and Human Services that a provider not in substantial compliance with the standards of the quality improvement organization be excluded from participation in the Medicare program. Most non-governmental managed care organizations also require utilization review.

Federal and State Fraud and Abuse Provisions

     Participation in any federal healthcare program, like Medicare, is regulated heavily by statute and regulation. If a hospital provider fails to substantially comply with the numerous conditions of participation in the Medicare or Medicaid program or performs specific prohibited acts, the hospital’s participation in the Medicare program may be terminated or civil or criminal penalties may be imposed upon it under provisions of the Social Security Act and other statutes.

     Among these statutes is a section of the Social Security Act known as the federal anti-kickback statute. This law prohibits providers and others from soliciting, receiving, offering or paying, directly or indirectly, any remuneration with the intent of generating referrals or orders for services or items covered by a federal healthcare program. Violation of this statute is a felony.

     The Office of the Inspector General of the Department of Health and Human Services has published final safe harbor regulations that outline categories of activities that are deemed protected from prosecution under the anti-kickback statute. Currently there are safe harbors for various activities, including the following: investment interests, space rental, equipment rental, practitioner recruitment, personal services and management contracts, sale of practice, referral services, warranties, discounts, employees, group purchasing organizations, waiver of beneficiary coinsurance and deductible amounts, managed care arrangements, obstetrical malpractice insurance subsidies, investments in group practices, ambulatory surgery centers, and referral agreements for specialty services.

     The fact that conduct or a business arrangement does not fall within a safe harbor does not automatically render the conduct or business arrangement illegal under the anti-kickback statute. The conduct or business arrangement, however, does risk increased scrutiny by government enforcement authorities. We may be less willing than some of our competitors to take actions or enter into business arrangements that do not clearly satisfy the safe harbors. As a result, this unwillingness may put us at a competitive disadvantage.

     The Office of the Inspector General, among other regulatory agencies, is responsible for identifying and eliminating fraud, abuse and waste. The Office of the Inspector General carries out this mission through a nationwide program of audits, investigations and inspections. In order to provide guidance to healthcare providers, the Office of the Inspector General has from time to time issued “fraud alerts” that, although they do not have the force of law, identify features of a transaction that may indicate that the transaction could violate the anti-kickback statute or other federal healthcare laws. The Office of the Inspector General has identified several incentive arrangements as potential violations, including:

•	payment of any incentive by the hospital when a physician refers a patient to the hospital;

•	use of free or significantly discounted office space or equipment for physicians in facilities usually located close to the hospital;

•	provision of free or significantly discounted billing, nursing, or other staff services;

•	free training for a physician’s office staff, including management and laboratory techniques;

•	guaranties that provide that, if the physician’s income fails to reach a predetermined level, the hospital will pay any portion of the remainder;

•	low-interest or interest-free loans, or loans which may be forgiven if a physician refers patients to the hospital;

•	payment of the costs of a physician’s travel and expenses for conferences or a physician’s continuing education courses;

•	coverage on the hospital’s group health insurance plans at an inappropriately low cost to the physician;

•	payment of services which require few, if any, substantive duties by the physician, or payment for services in excess of the fair market value of the services rendered; or

•	“gainsharing,” the practice of giving physicians a share of any reduction in a hospital’s costs for patient care attributable in part to the physician’s efforts.

     In addition to issuing fraud alerts, the Office of the Inspector General from time to time issues compliance program guidance for certain types of healthcare providers. On June 8, 2004, the Office of the Inspector General issued draft supplemental compliance program guidance for hospitals in the Office of the Inspector General identifies areas of potential risk of liability under federal fraud and abuse statutes and regulations. These areas of risk include compensation arrangements with physicians, recruitment arrangements with physicians and joint venture relationships with physicians. The Office of the Inspector General recommends structuring arrangements to fit squarely within a safe harbor.

     We have a variety of financial relationships with physicians who refer patients to our hospitals. Physicians currently own interests in two of our ambulatory surgery centers and five of our hospitals. We may sell ownership interests in certain other of our facilities to physicians and other qualified investors in the future. We also have contracts with physicians providing for a variety of financial arrangements, including employment contracts, leases and professional service agreements. We provide financial incentives to recruit physicians to relocate to communities served by our hospitals, including minimum cash collections guaranties and loans. Although we have established policies and procedures to ensure that our arrangements with physicians comply with current law and available interpretations, we cannot assure you that regulatory authorities that enforce these laws will not determine that some of these arrangements violate the anti-kickback statute or other applicable laws. This determination could subject us to liabilities under the Social Security Act, including criminal penalties of imprisonment or fines, civil penalties up to $50,000, damages up to three times the total amount of the improper payment to the referral source and exclusion from participation in Medicare, Medicaid or other federal healthcare programs, any of which could have a material adverse effect on our business, financial condition or results of operations.

     The Social Security Act also imposes criminal and civil penalties for submitting false claims to Medicare and Medicaid. False claims include, but are not limited to, billing for services not rendered, misrepresenting actual services rendered in order to obtain higher reimbursement and cost report fraud. Like the anti-kickback statute, these provisions are very broad. Further, the Social Security Act contains civil penalties for conduct including improper coding and billing for unnecessary goods and services. Careful and accurate preparation and submission of claims for reimbursement must be performed in order to avoid liability.

     The Health Insurance Portability and Accountability Act of 1996 broadened the scope of the fraud and abuse laws by adding several criminal provisions for healthcare fraud offenses that apply to all health benefit programs. This act also created new enforcement mechanisms to combat fraud and abuse, including the Medicare Integrity Program and an incentive program under which individuals can receive up to $1,000 for providing information on Medicare fraud and abuse that leads to the recovery of at least $100 of Medicare funds. In addition, federal enforcement officials now have the ability to exclude from Medicare and Medicaid any investors, officers and managing employees associated with business entities that have committed healthcare fraud. Additionally, this act establishes a violation for the payment of inducements to Medicare or Medicaid beneficiaries in order to influence those beneficiaries to order or receive services from a particular provider or practitioner.

     The Social Security Act also includes a provision commonly known as the “Stark Law.” This law prohibits physicians from referring Medicare and Medicaid patients to entities with which they or any of their immediate family members have a financial relationship for the provision of certain designated health services that are reimbursable by Medicare or Medicaid, including inpatient and outpatient hospital services. The law also prohibits the entity from billing the Medicare program for any items or services that stem from a prohibited referral. Sanctions for violating the Stark Law include civil money penalties up to $15,000 per item or service improperly billed and exclusion from the federal healthcare programs. There are a number of exceptions to the self-referral prohibition, including an exception for a physician’s ownership interest in an entire hospital as opposed to an ownership interest in a hospital department. There are also exceptions for many of the customary financial arrangements between physicians and providers, including employment contracts, leases, professional services agreements, non-cash gifts having a value less than $300 and recruitment agreements.

     In 2003, Congress passed legislation that modifies the hospital ownership exception to the Stark Law by creating an 18-month moratorium on allowing physicians to own interests in new specialty hospitals. During the moratorium, the Department of Health and Human Services is required to conduct an analysis of specialty hospitals, including payment issues, quality of care provided and physician referral patterns to these facilities. The moratorium applies to hospitals that primarily or exclusively treat cardiac, orthopedic or surgical conditions or any other specialized category of patients or cases designated by regulation, unless the hospitals were in operation or development before November 18, 2003, do not increase the number of physician investors, and meet certain other requirements. It is uncertain how CMS will interpret this legislation, what recommendations the Department will make regarding specialty hospitals, or whether additional changes will be made to the hospital ownership exception.

     On January 4, 2001, CMS issued a final rule subject to a comment period intended to clarify parts of the Stark Law and some of the exceptions to it. The majority of these regulations became effective on or before January 4, 2002. On March 26, 2004, CMS issued an interim final rule subject to a comment period intended to clarify the remaining portions of the Stark Law. These rules, known as “phase two” of the Stark Law rulemaking, became effective July 26, 2004. While these phase two rules help clarify the requirements of the exceptions to the Stark Law, until the government begins enforcement of the rules, it is difficult to determine fully their effect.

     Evolving interpretations of current, or the adoption of new, federal or state laws or regulations could affect many of the arrangements entered into by each of our hospitals. In addition, law enforcement authorities, including the Office of the Inspector General, the courts and Congress are increasing scrutiny of arrangements between healthcare providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to improperly pay for patient referrals and or other business.

     Investigators also have demonstrated a willingness to look behind the formalities of a business transaction to determine the underlying purpose of payments between healthcare providers and potential referral sources.

     Many of the states in which we operate also have adopted laws that prohibit payments to physicians in exchange for referrals similar to the federal anti-kickback statute or that otherwise prohibit fraud and abuse activities. Many states also have passed self-referral legislation similar to the Stark Law, prohibiting the referral of patients to entities with which the physician has a financial relationship. Often these state laws are broad in scope and they may apply regardless of the source of payment for care. These statutes typically provide criminal and civil penalties, as well as loss of licensure. Little precedent exists for the interpretation or enforcement of these state laws.

     Our operations could be adversely affected by the failure of our arrangements to comply with the anti-kickback statute, the Stark Law, billing laws and regulations, current state laws or other legislation or regulations in these areas adopted in the future. We are unable to predict whether other legislation or regulations at the federal or state level in any of these areas will be adopted, what form such legislation or regulations may take or how they may impact our operations. We are continuing to enter into new financial arrangements with physicians and other providers in a manner structured to comply in all material respects with these laws. We cannot assure you, however, that governmental officials responsible for enforcing these laws will not assert that we are in violation of them or that such statutes or regulations ultimately will be interpreted by the courts in a manner consistent with our interpretation.

The Federal False Claims Act and Similar State Laws

     Another trend affecting the healthcare industry today is the increased use of the federal False Claims Act, and, in particular, actions being brought by individuals on the government’s behalf under the False Claims Act’s “qui tam” or whistleblower provisions. Whistleblower provisions allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the federal government. If the government intervenes in the action and prevails, the party filing the initial complaint may share in any settlement or judgment. If the government does not intervene in the action, the whistleblower plaintiff may pursue the action independently, and may receive a larger share of any settlement or judgment. When a private party brings a qui tam action under the False Claims Act, the defendant generally will not be made aware of the lawsuit until the government makes a determination whether it will intervene.

     When a defendant is determined by a court of law to be liable under the False Claims Act, the defendant must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 to $11,000 for each separate false claim. Settlements entered into prior to litigation usually involve a less severe calculation of damages. There are many potential bases for liability under the False Claims Act. Although liability often arises when an entity knowingly submits a false claim for reimbursement to the federal government, the False Claims Act defines the term “knowingly” broadly. Thus, simple negligence will not give rise to liability under the False Claims Act, but submitting a claim with reckless disregard to its truth or falsity can constitute “knowingly” submitting a false claim and result in liability. In some cases, whistleblowers or the federal government have taken the position that providers who allegedly have violated other statutes, such as the anti-kickback statute or the Stark Law, have thereby submitted false claims under the False Claims Act.

     A number of states, including states in which we operate, have adopted their own false claims provisions as well as their own whistleblower provisions whereby a private party may file a civil lawsuit in state court. From time to time, companies in the healthcare industry, including ours, may be subject to actions under the False Claims Act or similar state laws.

Corporate Practice of Medicine/Fee Splitting

     The states in which we operate have laws that prohibit unlicensed persons or business entities, including corporations, from employing physicians or laws that prohibit certain direct or indirect payments or fee-splitting arrangements between physicians and unlicensed persons or business entities. Possible sanctions for violations of these restrictions include loss of a physician’s license, civil and criminal penalties and rescission of business arrangements that may violate these restrictions. These statutes vary from state to state, are often vague and seldom have been interpreted by the courts or regulatory agencies. Although we exercise care to structure our arrangements with healthcare providers to comply with the relevant state law, and believe these arrangements comply with applicable laws in all material respects, we cannot assure you that governmental officials responsible for enforcing these laws will not assert that we, or transactions in which we are involved, are in violation of such laws, or that such laws ultimately will be interpreted by the courts in a manner consistent with our interpretations.

The Health Insurance Portability and Accountability Act of 1996

     The Health Insurance Portability and Accountability Act of 1996 requires the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the healthcare industry. The Department of Health and Human Services published final regulations establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. Compliance with these standards for our company became mandatory on October 16, 2003. The Department of Health and Human Services has agreed to accept noncompliant Medicare claims for an unspecified time to assist providers that are not yet able to process compliant transactions. However, this extension may be terminated by the Department of Health and Human Services and is not binding on private payors. On February 27, 2004, the Department of Health and Human Services announced that non-compliant claims received by Medicare on or after July 1, 2004 will be paid no earlier than the 27th day after such claims are received. Compliant claims will continue to be paid no earlier than the 14th day after such claims are received.

     The Health Insurance Portability and Accountability Act also requires the Department of Health and Human Services to adopt standards to protect the security and privacy of health-related information. The Department of Health and Human Services released final regulations containing privacy standards, which became mandatory on April 14, 2003. The privacy regulations extensively regulate the use and disclosure of individually identifiable health-related information. The privacy regulations also provide patients with significant new rights related to understanding and controlling how their health information is used or disclosed. The Department of Health and Human Services released final security regulations on February 20, 2003. The security regulations will become mandatory on April 20, 2005 and will require health care providers to implement administrative, physical and technical practices to protect the security of individually identifiable health information that is electronically maintained or transmitted.

     Violations of the Health Insurance Portability and Accountability Act could result in civil penalties of up to $25,000 per type of violation in each calendar year and criminal penalties of up to $250,000 per violation. In addition, our facilities will continue to remain subject to any privacy-related federal or state laws that are more restrictive than the privacy regulations issued under the Health Insurance Portability and Accountability Act. These laws vary by jurisdiction and could impose additional penalties.

The Emergency Medical Treatment and Active Labor Act

     The Federal Emergency Medical Treatment and Active Labor Act (EMTALA) was adopted by Congress in response to reports of a widespread hospital emergency room practice of “patient dumping.” At the time of the enactment, patient dumping was considered to have occurred when a hospital capable of providing the needed care sent a patient to another facility or simply turned the patient away based on such patient’s inability to pay for his or her care. The law imposes requirements upon physicians, hospitals and other facilities that provide emergency medical services. Such requirements pertain to what care must be provided to anyone who comes to such facilities seeking care before they may be transferred to another facility or otherwise denied care. The government broadly interprets the law to cover situations in which patients do not actually present to a hospital’s emergency department, but present to a hospital-based clinic that treats emergency medical conditions on an urgent basis or are transported in a hospital-owned ambulance, subject to certain exceptions. EMTALA does not generally apply to patients admitted for inpatient services. Sanctions for violations of this statute include termination of a hospital’s Medicare provider agreement, exclusion of a physician from participation in Medicare and Medicaid programs and civil money penalties. In addition, the law creates private civil remedies that enable an individual who suffers personal harm as a direct result of a violation of the law, and a medical facility that suffers a financial loss as a direct result of another participating hospital’s violation of the law, to sue the offending hospital for damages and equitable relief. Although we believe that our practices are in material compliance with the law, we can give no assurance that governmental officials responsible for enforcing the law will not assert from time to time that our facilities are in violation of this statute.

Healthcare Reform

     The healthcare industry attracts much legislative interest and public attention. Changes in the Medicare, Medicaid and other programs, hospital cost-containment initiatives by public and private payors, proposals to limit payments and healthcare spending and industry-wide competitive factors are highly significant to the healthcare industry. In addition, a framework of extremely complex federal and state laws, rules and regulations governs the healthcare industry and, for many provisions, there is little history of regulatory or judicial interpretation upon which to rely.

     Many states have enacted or are considering enacting measures designed to reduce their Medicaid expenditures and change private healthcare insurance. Most states, including the states in which we operate, have applied for and been granted federal waivers from current Medicaid regulations to allow them to serve some or all of their Medicaid participants through managed care providers. We are unable to predict the future course of federal, state or local healthcare legislation. Further changes in the law or regulatory framework that reduce our revenue or increase our costs could have a material adverse effect on our business, financial condition or results of operations.

Conversion Legislation

     Many states have enacted or are considering enacting laws affecting the conversion or sale of not-for-profit hospitals. These laws generally include provisions relating to attorney general approval, advance notification and community involvement. In addition, attorneys general in states without specific conversion legislation may exercise authority over these transactions based upon existing law. In many states, there has been an increased interest in the oversight of not-for-profit conversions. The adoption of conversion legislation and the increased review of not-for-profit hospital conversions may increase the cost and difficulty or prevent the completion of transactions with or acquisitions of not-for-profit organizations in various states.

Healthcare Industry Investigations

     Significant media and public attention has focused in recent years on the hospital industry. Recently, increased attention has been paid by government investigators as well as private parties pursuing civil lawsuits to the amounts charged by hospitals to uninsured and indigent patients and the related collection practices of hospitals. Other current areas of interest include hospitals with high Medicare outlier payments and recruitment arrangements with physicians. Further, there are numerous ongoing federal and state investigations regarding multiple issues. These investigations have targeted hospital companies as well as their executives and managers. We have substantial Medicare, Medicaid and other governmental billings, which could result in heightened scrutiny of our operations. We continue to monitor these and all other aspects of our business and have developed a compliance program to assist us in gaining comfort that our business practices are consistent with both legal principles and current industry standards. However, because the law in this area is complex and constantly evolving, we cannot assure you that government investigations will not result in interpretations that are inconsistent with industry practices, including ours. In public statements surrounding current investigations, governmental authorities have taken positions on a number of issues, including some for which little official interpretation previously has been available, that appear to be inconsistent with practices that have been common within the industry and that previously have not been challenged in this manner. In some instances, government investigations that have in the past been conducted under the civil provisions of federal law may now be conducted as criminal investigations.

     Many current healthcare investigations are national initiatives in which federal agencies target an entire segment of the healthcare industry. One example is the federal government’s initiative regarding hospital providers’ improper requests for separate payments for services rendered to a patient on an outpatient basis within three days prior to the patient’s admission to the hospital, where reimbursement for such services is included as part of the reimbursement for services furnished during an inpatient stay. In particular, the government has targeted all hospital providers to ensure conformity with this reimbursement rule. Further, the federal government continues to investigate Medicare overpayments to prospective payment hospitals that incorrectly report transfers of patients to other prospective payment system hospitals as discharges. We are aware that prior to our acquisition of them, several of our hospitals were contacted in relation to certain government investigations that were targeted at an entire segment of the healthcare industry. Although we take the position that, under the terms of the acquisition agreements, the prior owners of these hospitals retained any liability resulting from these government investigations, we cannot assure you that the prior owners’ resolution of these matters or failure to resolve these matters, in the event that any resolution was deemed necessary, will not have a material adverse effect on our operations.

     It is possible that governmental entities may conduct investigations at facilities operated by us and that such investigations could result in significant penalties to us, as well as adverse publicity. It is also possible that our executives and managers, many of whom have worked at other healthcare companies that are or may become the subject of federal and state investigations and private litigation, could be included in governmental investigations or named as defendants in private litigation. The positions taken by authorities in any future investigations of us, our executives or managers or other healthcare providers and the liabilities or penalties that may be imposed could have a material adverse effect on our business, financial condition and results of operations.

Certificates of Need

     In some states, the construction of new facilities, acquisition of existing facilities or addition of new beds or services may be subject to review by state regulatory agencies under a certificate of need program. Florida and Nevada are the only states in which we currently operate that require approval under a certificate of need program. These laws generally require appropriate state agency determination of public need and approval prior to the addition of beds or services or other capital expenditures. Failure to obtain necessary state approval can result in the inability to expand facilities, add services and complete an acquisition or change ownership. Further, violation may result in the imposition of civil sanctions or the revocation of a facility’s license.

Health Choice

     Health Choice is a prepaid Medicaid managed health plan in the Phoenix, Arizona area. For the years ended September 30, 2004, 2003 and 2002, Health Choice net revenue comprised approximately 21%, 14% and 15%, respectively, of our total net revenue. Health Choice derives its revenue through a contract with the Arizona Health Care Cost Containment System to provide specified health services to qualified Medicaid enrollees through contracts with providers. The contract requires us to provide healthcare services in exchange for fixed periodic payments and supplemental payments from the Arizona Health Care Cost Containment System. These services are provided regardless of the actual costs incurred to provide these services. We receive reinsurance and other supplemental payments from the Arizona Health Care Cost Containment System to cover certain costs of healthcare services that exceed certain thresholds. Health Choice is reimbursed for healthcare costs that exceed stated amounts at rates ranging from 75% to 100% of qualified healthcare costs in excess of stated levels of $5,000 to $35,000 depending on medical condition and eligibility classification of the member. Qualified costs are the amount paid by Health Choice in reimbursement for the member’s health care services.

     Heath Choice entered into a new three-year contract with the Arizona Health Care Cost Containment System effective October 1, 2003. As a result of our new contract, our membership at Health Choice has increased from approximately 70,000 as of September 30, 2003 to over 105,000 as of September 30, 2004. The contract provides the Arizona Health Care Cost Containment System with two one-year renewal options following the initial term. In the event our contract were to be discontinued, our revenue would be reduced and our profitability would be adversely affected. As of September 30, 2004, we provided a performance guaranty in the form of a letter of credit in the amount of $20.6 million for the benefit of the Arizona Health Care Cost Containment System to support our obligations under the contract to provide and pay for the healthcare services. The amount of the performance guaranty is based primarily upon the membership in the plan and the related capitation paid to us. Additionally, Health Choice maintains a cash balance of $5.0 million and an intercompany demand note with IASIS LLC.

     Health Choice is subject to state and federal laws and regulations, and the Centers for Medicare and Medicaid Services and the Arizona Health Care Cost Containment System have the right to audit Health Choice to determine the plan’s compliance with such standards. Health Choice is required to file periodic reports with the Arizona Health Care Cost Containment System and to meet certain financial viability standards. Health Choice also must provide its enrollees with certain mandated benefits and must meet certain quality assurance and improvement requirements. Health Choice must also comply with the electronic transactions regulations and privacy standards of the Health Insurance Portability and Accountability Act. Health Choice will be required to comply with the security and identifier regulations of the act when compliance with those regulations becomes mandatory. We cannot predict the impact that the final regulations, when fully implemented, will have on Health Choice.

     The federal anti-kickback statute has been interpreted to prohibit the payment, solicitation, offering or receipt of any form of remuneration in return for the referral of federal healthcare program patients or any item or service that is reimbursed, in whole or in part, by any federal healthcare program. Similar anti-kickback statutes have been adopted in Arizona, which apply regardless of the source of reimbursement. The Department of Health and Human Services has adopted safe harbor regulations specifying the following relationships and activities that are deemed not to violate the federal anti-kickback statute that specifically relate to managed care:

•	waivers by health maintenance organizations of Medicare and Medicaid beneficiaries’ obligation to pay cost-sharing amounts or to provide other incentives in order to attract Medicare and Medicaid enrollees;

•	certain discounts offered to prepaid health plans by contracting providers;

•	certain price reductions offered to eligible managed care organizations; and

•	certain price reductions offered by contractors with substantial financial risk to managed care organizations.

     We believe that the incentives offered by Health Choice to its Medicaid enrollees and the discounts it receives from contracting healthcare providers satisfy the requirements of the safe harbor regulations. However, failure to satisfy each criterion of the applicable safe harbor does not mean that the arrangement constitutes a violation of the law; rather the safe harbor regulations provide that the arrangement must be analyzed on the basis of its specific facts and circumstances. We believe that Health Choice’s arrangements comply in all material respects with the federal anti-kickback statute and similar Arizona statutes.

Environmental Matters

     We are subject to various federal, state and local environmental laws and regulations, including those relating to the protection of human health and the environment. The principal environmental requirements applicable to our operations relate to:

•	the proper handling and disposal of medical waste, hazardous waste and low level radioactive medical waste;

•	the proper use, storage and handling of mercury and other hazardous materials;

•	underground and above-ground storage tanks;

•	management of hydraulic fluid or oil associated with elevators, chiller units or other equipment;

•	management of asbestos-containing materials or lead-based paint present or likely to be present at some locations; and

•	air emission permits and standards for boilers or other equipment.

     We do not expect our obligations under these or other applicable environmental laws and requirements to have a material effect on us. In the course of our operations, we may also identify other circumstances at our facilities, such as water intrusion or the presence of mold or fungus, which warrant action and we can and do incur additional costs to address those circumstances. Under various environmental laws, we may also be required to clean up or contribute to the cost of cleaning up substances that have been released to the environment either at properties owned or operated by us or our predecessors or at properties to which substances from our operations were sent for off-site treatment or disposal. These remediation obligations may be imposed without regard to fault, and liability for environmental remediation can be substantial. While we cannot predict whether or to what extent we might be held responsible for such cleanup costs in the future, at present we have not identified any significant cleanup costs or liabilities that are expected to have a material effect on us.

Insurance

     As is typical in the healthcare industry, we are subject to claims and legal actions by patients in the ordinary course of business. To cover these claims, we maintain professional malpractice liability insurance and general liability insurance in amounts that we believe to be sufficient for our operations, although some claims may exceed the scope of the coverage in effect. We also maintain umbrella coverage. Losses up to our self-insured retentions and any losses incurred in excess of amounts maintained under such insurance will be funded from working capital.

     The cost of malpractice and other liability insurance, and the premiums and self-retention limits of such insurance, have risen historically. Consistent with 2004, our fiscal 2005 self-insured retention for professional and general liability coverage is $5.0 million per claim and $45.0 million in the aggregate. Additionally, the maximum coverage under our insurance policies is unchanged at $75.0 million. We cannot assure you that this insurance will continue to be available at reasonable prices that will allow us to maintain adequate levels of coverage. We also cannot assure you that our cash flow will be adequate to provide for professional and general liability claims in the future.

Our Information Systems

     We use a common information systems platform across all of our hospitals. We use McKesson HBOC’s clinical and patient accounting software and Lawson’s financial application and enterprise resource planning software. We use other vendors for specialized information systems needs for our decision support and emergency and radiology departments.

     Our information systems are essential to the following areas of our business operations, among others:

•	patient accounting, including billing and collection of net revenue;

•	financial, accounting, reporting and payroll;

•	coding and compliance;

•	laboratory, radiology and pharmacy systems;

•	materials and asset management; and

•	negotiating, pricing and administering our managed care contracts.

     Utilizing a common information systems platform across all our hospitals allows us to:

•	optimize staffing levels according to patient volumes, acuity and seasonal needs at each facility;

•	perform product line analyses;

•	track quality of care indicators on a current basis;

•	effectively monitor registration, billing, collections, managed care contract compliance and all other aspects of our revenue cycle; and

•	control supply costs by complying with our group purchasing organization contract.

     During 2004, we entered into a three-year agreement with an information systems vendor to provide clinical information technology products and services to our hospitals that we believe will enhance patient safety, automate medication administration, increase staff time available for direct patient care and maximize reimbursement that is tied to quality of care indicators.

Risk Factors

     Servicing Our Indebtedness Will Require A Significant Amount of Cash. Our Ability To Generate Sufficient Cash Depends On Numerous Factors Beyond Our Control, And We May Be Unable To Generate Sufficient Cash Flow To Service Our Debt Obligations, Including Making Payments On Our 8 3/4% Notes.

     In connection with the Transactions, we issued $475.0 million in aggregate principal amount of 8 3/4% senior subordinated notes due 2014, that were subsequently exchanged for a like amount of 8 3/4% senior subordinated note due 2014 that have been registered under the Securities Act of 1933, as amended, which we refer to as the 8 3/4% notes. Our ability to pay principal, premium, if any, and interest on and to refinance indebtedness, including the 8 3/4% notes, and to fund planned capital expenditures, which are expected to be approximately $140.0 million to $150.0 million for fiscal 2005, will depend on our ability to generate cash in the future. Our ability to fund these payments is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

     We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowing will be available to us under our new senior secured credit facilities in an amount sufficient to enable us to pay the principal, premium, if any, and interest on our indebtedness, including the 8 3/4% notes, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, including the 8 3/4% notes, on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including the new senior secured credit facilities, on commercially reasonable terms or at all. In addition, the terms of existing or future debt agreements, including the amended and restated credit agreement governing the new senior secured credit facilities and the indenture governing the notes, may restrict us from effective any of these alternatives.

     During the next twelve months, we are required to repay $4.3 million in principal under our new senior secured credit facilities, $41.6 million in interest under the 8 3/4% notes and $3.6 million under our capital lease obligations. If we cannot make scheduled payments on our debt, we will be in default and, as a result:

•	our debt holders could declare all outstanding principal and interest to be due and payable;

•	our secured debt lenders could terminate their commitments and commence foreclosure proceedings against our assets; and

•	we could be forced into bankruptcy or liquidation.

     Our Substantial Level Of Indebtedness Could Adversely Affect Our Financial Condition And Prevent Us From Fulfilling Our Obligations Under the 8 3/4% Notes.

     We have a significant amount of indebtedness. As of September 30, 2004, we had $475.0 million of outstanding 8 3/4% senior subordinated notes due 2014 and $437.7 million of other indebtedness (of which $423.9 consisted of borrowings under the new senior secured credit facilities, $3.5 million consisted of the 13% notes that were not tendered but retired in October 2004 and $10.3 million consisted of capital lease obligations and other debt). All of our other indebtedness ranks senior to the 8 3/4% notes. In addition, subject to restrictions in the indenture governing the 8 3/4% notes and the amended and restated credit agreement governing the new senior secured credit facilities, we may incur additional indebtedness.

     Our substantial indebtedness could have important consequences to our financial condition and results of operations, including the following:

•	it may be more difficult for us to satisfy our obligations, including debt service requirements under our outstanding debt;

•	our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, or other general corporate purposes may be impaired;

•	we must use a substantial portion of our cash flow to pay principal, premium, if any, and interest on our 8 3/4% notes and other indebtedness which will reduce the funds available to us for other purposes;

•	we are more vulnerable to economic downturns and adverse industry conditions;

•	our ability to capitalize on business opportunities and to react to competitive pressures as compared to our competitors may be compromised due to our high level of indebtedness; and

•	our ability to borrow additional funds or to refinance indebtedness may be limited.

     Our new senior secured credit facilities are rated by Moody’s and Standard & Poor’s. If these ratings were ever downgraded, our access to and cost of future capital could be adversely affected. Furthermore, all of our indebtedness under the new senior secured credit facilities bears interest at variable rates. If these rates were to increase significantly, our ability to borrow additional funds may be reduced and the risks related to our substantial indebtedness would intensify.

     If We Are Unable To Retain And Negotiate Favorable Contracts With Managed Care Plans, Our Net Revenue May Be Reduced.

     Our ability to obtain favorable contracts with health maintenance organizations, preferred provider organizations and other managed care plans significantly affects the revenue and operating results of our hospitals. Revenue derived from health maintenance organizations, preferred provider organizations and other managed care plans accounted for 43.5% and 45.2% of our net patient revenue for the years ended September 30, 2004 and September 30, 2003, respectively. Our hospitals have approximately 300 managed care contracts with no one commercial payor representing more than 5% of our total net patient revenue. In most cases, we negotiate our managed care contracts annually as they come up for renewal at various times during the year. Further, many of these contracts are terminable by either party on relatively short notice. Our future success will depend, in part, on our ability to retain and renew our managed care contracts and enter into new managed care contracts on terms favorable to us. Other healthcare providers, including some with greater geographic coverage or a wider range of services, may impact our ability to enter into managed care contracts or negotiate increases in our reimbursement and other favorable terms and conditions. In one region in which we operate, the largest healthcare provider organization controls one of the largest payor organizations and operates it primarily as a closed network. The patients enrolled in this integrated health system are largely unavailable to us.

     Changes In Legislation May Significantly Reduce Government Healthcare Spending And Our Revenue.

     Governmental healthcare programs, principally Medicare and Medicaid, accounted for 40.4% and 40.0% of our net patient revenue for the years ended September 30, 2004 and 2003, respectively. In recent years, legislative changes have resulted in limitations on and, in some cases, reductions in levels of, payments to healthcare providers for certain services under many of these government programs. Further, legislative changes have altered the method of payment for various services under the Medicare and Medicaid programs. We believe that hospital operating margins across the country, including ours, have been and may continue to be under pressure because of limited pricing flexibility and growth in operating expenses in excess of the increase in prospective payments under the Medicare program. In addition, a number of states are experiencing budget problems and have adopted or are considering legislation designed to reduce their Medicaid expenditures and to provide universal coverage and additional care, including enrolling Medicaid recipients in managed care programs and imposing additional taxes on hospitals to help finance or expand states’ Medicaid systems.

     Our Hospitals Face Competition For Patients From Other Hospitals And Healthcare Providers That Could Impact Patient Volume.

     In general, the hospital industry is highly competitive. Our hospitals face competition for patients from other hospitals in our markets, large tertiary care centers and outpatient service providers that provide similar services to those provided by our hospitals. Most of our facilities are located in geographic areas in which at least one other hospital provides services comparable to those offered by our hospitals, including national for-profit chains and nonprofit health systems. Some of the hospitals that compete with ours are owned by governmental agencies or not-for-profit corporations supported by endowments and charitable contributions and can finance capital expenditures and operations on a tax-exempt basis. In addition, the number of freestanding specialty hospitals, outpatient surgery centers and outpatient diagnostic centers has increased significantly in the areas in which we operate. Some of our competitors also have greater geographic coverage, offer a wider range of services or invest more capital or other resources than we do. If our competitors are able to achieve greater geographic coverage, improve access and convenience to physicians and patients, recruit physicians to provide competing services at their facilities, expand or improve their services or obtain more favorable managed care contracts, we may experience a decline in patient volume. Beginning in 2005, CMS expects to make public performance data relating to ten quality measures that hospitals submit in connection with their Medicare reimbursement. If any of our hospitals should achieve poor results (or results that are lower than our competitors) on these ten quality criteria, patient volumes could decline. In the future, other trends toward clinical transparency may have an unanticipated impact on our competitive position and patient volume.

     If We Continue To Experience Growth In Self-Pay Volume And Revenue, Our Financial Condition Or Results Of Operations Could Be Adversely Affected.

     Like others in the hospital industry, we have experienced an increase in our provision for bad debts as a percentage of net revenue due to a growth in self-pay volume and revenue resulting in large part from an increase in the number of uninsured patients, along with an increase in the amount of co-payments and deductibles passed on by employers to employees. Although we continue to seek ways of improving point of service collection efforts and implementing appropriate payment plans with our patients, if we continue to experience growth in self-pay volume and revenue, our results of operations could be adversely affected. Further, our ability to improve collections for self-pay patients may be limited by regulatory and investigatory initiatives, including private lawsuits directed at hospital charges and collection practices for uninsured and underinsured patients.

     If We Are Unable To Recruit And Retain Quality Physicians, Our Financial Condition Or Results Of Operations Could Be Adversely Affected.

     The success of our hospitals depends on the following factors, among others:

•	the number and quality of the physicians on the medical staffs of our hospitals;

•	the admitting practices of those physicians; and

•	our maintenance of good relations with those physicians.

     We generally do not employ physicians. Our efforts to recruit and retain physicians are affected by our managed care contracting relationships, national shortages in some specialties, such as anesthesiology and radiology, the adequacy of our support personnel, the condition of our facilities and medical equipment, the availability of suitable medical office space and federal and state laws and regulations prohibiting financial relationships that may have the effect of inducing patient referrals. Our efforts to recruit physicians has also been impacted by the inability of physicians in Texas and Florida to obtain professional liability insurance on acceptable terms. The impact in Texas has been mitigated by the recent enactment of tort reform. Although some physicians in our Florida market are continuing to have difficulty obtaining coverage, it appears that the issues in our Florida market are subsiding as carriers have begun issuing policies on terms acceptable to our physicians. We generally require all of the physicians on our medical staffs to maintain professional liability insurance or other financial guaranty as permitted by state law. If we are unable to meet the needs of physicians in the regions in which our hospitals are located, they may not want to serve on our medical staffs or they may be discouraged from referring patients to our hospitals, which could adversely affect our financial condition or results of operations.

     Our Hospitals Face Competition For Staffing, Which May Increase Our Labor Costs And Reduce Profitability.

     We compete with other healthcare providers in recruiting and retaining qualified management and staff personnel responsible for the day-to-day operations of each of our hospitals, including nurses and other non-physician healthcare professionals. In some markets, the scarce availability of nurses and other medical support personnel has become a significant operating issue. This shortage may require us to enhance wages and benefits to recruit and retain nurses and other medical support personnel, recruit personnel from foreign countries, and hire more expensive temporary personnel. We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate. Because a significant percentage of our revenue consists of fixed, prospective payments, our ability to pass along increased labor costs is constrained. Our failure to recruit and retain qualified management, nurses and other medical support personnel, or to control our labor costs could have a material adverse effect on our financial condition or results of operations.

     If We Fail To Comply With Extensive Laws And Government Regulations, We Could Suffer Penalties, Be Required To Alter Arrangements With Investors In Our Hospitals Or Be Required To Make Significant Changes To Our Operations.

     The healthcare industry, including our company, is required to comply with extensive and complex laws and regulations at the federal, state and local government levels relating to, among other things:

•	billing for services;

•	relationships with physicians and other referral sources;

•	adequacy of medical care;

•	quality of medical equipment and services;

•	qualifications of medical and support personnel;

•	confidentiality, maintenance and security issues associated with health-related information and medical records;

•	the screening, stabilization and transfer of patients who have emergency medical conditions;

•	licensure and certification;

•	operating policies and procedures; and

•	addition of facilities and services.

     Because many of these laws and regulations are relatively new, we do not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations. For that reason and because these laws and regulations are so complex, hospital companies face a risk of inadvertent violations. In the future, different interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs and operating expenses.

     If we fail to comply with applicable laws and regulations, we could be subjected to liabilities, including:

•	criminal penalties;

•	civil penalties, including the loss of our licenses to operate one or more of our facilities; and

•	exclusion of one or more of our facilities from participation in the Medicare, Medicaid and other federal and state healthcare programs.

     Further, Congress, other governmental entities and private entities currently are performing studies or considering recommendations regarding the effects of physician ownership of both specialty and general acute care hospitals. The results of these studies and recommendations may lead to legislative and regulatory changes that could adversely affect our ability to undertake joint ventures with physicians.

     Providers In The Healthcare Industry Have Been The Subject Of Federal And State Investigations, And We May Become Subject To Investigations In The Future Which Could Result In Significant Liabilities Or Penalties To Us.

     Both federal and state government agencies have increased their focus on and coordination of civil and criminal enforcement efforts in the healthcare area. As a result, there are numerous ongoing investigations of hospital companies, as well as their executives and managers. The Office of the Inspector General of the U.S. Department of Health and Human Services, or OIG, and the Department of Justice have, from time to time, established national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Further, under the federal False Claims Act, private parties have the right to bring “qui tam” whistleblower lawsuits against companies that submit false claims for payments to the government. Some states have adopted similar state whistleblower and false claims provisions.

     Federal and state investigations relate to a wide variety of routine healthcare operations including:

•	cost reporting and billing practices, including for Medicare outliers;

•	financial arrangements with referral sources;

•	physician recruitment activities;

•	physician joint ventures; and

•	hospital charges and collection practices for self-pay patients.

     We engage in many of these and other activities which could be the subject of governmental investigations or inquiries from time to time. For example, we have significant Medicare and Medicaid billings, we have numerous financial arrangements with physicians who are referral sources to our hospitals, we have non-hospital joint venture arrangements involving physician investors and we have five hospitals that have physician investors. In addition, our executives and managers, many of whom have worked at other healthcare companies that are or may become the subject of federal and state investigations and private litigation, may be included in governmental investigations or named as defendants in private litigation. Any investigations of us, our executives or managers could result in significant liabilities or penalties to us, as well as adverse publicity.

     Compliance With Section 404 Of The Sarbanes-Oxley Act May Negatively Impact Our Results Of Operations And Failure To Comply May Subject The Company To Regulatory Scrutiny And A Loss Of Investors’ Confidence In Our Internal Control Over Financial Reporting.

     Section 404 of the Sarbanes-Oxley Act of 2002 requires us to perform an evaluation of our internal control over financial reporting and have our auditor attest to such evaluation beginning with fiscal 2005. Compliance with these requirements, and any changes in our internal control over financial reporting in response to our internal evaluations, may be expensive and time-consuming and may negatively impact our results of operations. In addition, we cannot assure you that we will be able to meet the required deadlines for compliance with Section 404. Any failure on our part to meet the required compliance deadlines may subject us to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting.

     A Failure Of Our Information Systems Would Adversely Affect Our Ability To Properly Manage Our Operations.

     We rely on our advanced information systems and our ability to successfully use these systems in our operations. These systems are essential to the following areas of our business operations, among others:

•	patient accounting, including billing and collection of net revenue;

•	financial, accounting, reporting and payroll;

•	coding and compliance;

•	laboratory, radiology and pharmacy systems;

•	negotiating, pricing and administering managed care contracts; and

•	monitoring quality of care.

     If we are unable to use these systems effectively, we may experience delays in collection of net revenue and may not be able to properly manage our operations or oversee the compliance with laws or regulations.

     If Any One Of The Regions In Which We Operate Experiences An Economic Downturn Or Other Material Change, Our Overall Business Results May Suffer.

     Of our 15 acute care hospitals, four are located in Salt Lake City, three are located in Phoenix, three are located in Tampa-St. Petersburg, one is located in Las Vegas and four are located in the state of Texas. Any material change in the current demographic, economic, competitive or regulatory conditions in any of these regions could adversely affect our overall business results because of the significance of our operations in each of these regions to our overall operating performance. Moreover, our business is not as diversified as some competing multi-facility healthcare companies and, therefore, is subject to greater market risks. The projected population growth rates in these regions are based on assumptions beyond our control. Such projected growth may not be realized.

     We May Be Subject To Liabilities Because Of Claims Brought Against Our Facilities.

     Plaintiffs frequently bring actions against hospitals and other healthcare providers, alleging malpractice, product liability or other legal theories. Many of these actions involve large claims and significant defense costs.

     Certain other hospital companies have been subject to class-action claims in connection with their billing practices relating to uninsured patients. Although we believe that our billing practices with respect to uninsured patients have been and will continue to be in compliance with all applicable legal requirements, we could be subject to similar claims.

     We maintain professional malpractice liability insurance and general liability insurance in amounts we believe are sufficient to cover claims arising out of the operations of our facilities. Some of the claims could exceed the scope of the coverage in effect or coverage of particular claims or damages could be denied.

     The premiums and self-insurance retentions associated with such insurance have risen substantially in recent years while our maximum coverage under our insurance policies has decreased. Consistent with 2004, our fiscal 2005 self-insured retention for professional and general liability coverage is $5.0 million per claim and $45.0 million in the aggregate. Additionally, the maximum coverage under our insurance policies is unchanged at $75.0 million. As of September 30, 2004 and September 30, 2003, our professional and general liability accrual for asserted and unasserted claims was approximately $28.8 million and $24.3 million, respectively.

     The rising cost of professional liability insurance and, in some cases, the lack of availability of such insurance coverage, for physicians with privileges at our hospitals increases our risk of vicarious liability in cases where both our hospital and the uninsured or underinsured physician are named as co-defendants. As a result, we are subject to greater self-insured risk and may be required to fund losses out of our operating cash flow to a greater extent than during 2004. We cannot assure you that we will be able to continue to obtain insurance coverage in the future or that, if such insurance is available, that it will be available on acceptable terms.

     Our Hospitals Face Increasing Insurance Costs That May Reduce Our Cash Flows And Net Earnings.

     The cost of insurance has negatively affected operating results and cash flows throughout the healthcare industry due to pricing pressures on insurers and fewer carriers willing to underwrite professional and general liability insurance. The rising cost of professional liability insurance coverage and, in some cases, the lack of availability of such insurance coverage, for physicians with privileges at our hospitals increases our risk of vicarious liability in cases where both our hospital and the uninsured or underinsured physician are named as co-defendants. For the year ended September 30, 2004, our insurance expense on a same facility basis was $25.6 million, an increase of $4.4 million over the year ended September 30, 2003. Some states, including certain states in which we operate, have recently passed tort reform legislation or are considering such legislation to place limits on non-economic damages. However, there is no assurance that continued increases in insurance costs will not have a material adverse effect on our future operating results and cash flows. Furthermore, we cannot assure you that we will be able to continue to obtain insurance coverage in the future or that, if such insurance is available, that it will be available on acceptable terms.

     If We Are Unable To Control Healthcare Costs At Health Choice, Our Profitability May Be Adversely Affected.

     Health Choice derives its net revenue through a contract with the Arizona Health Care Cost Containment System, which is the state agency that administers Arizona’s Medicaid program. For the year ended September 30, 2004, we derived 20.9% of our consolidated net revenue from this contract, compared to 14.1% in the year ended September 30, 2003. The Arizona Health Care Cost Containment System sets the capitated rates we receive at Health Choice and Health Choice subcontracts with physicians, hospitals and other healthcare providers to provide services to its enrollees. If we fail to effectively manage healthcare costs, these costs may exceed the payments we receive. Historically, our medical claims expense as a percentage of premium and other operating revenue has fluctuated. Our medical loss ratio excluding the impact of premium taxes was 89.0% for the year ended September 30, 2004, compared to 88.1% in the year ended September 30, 2003. Relatively small changes in these medical loss ratios can create significant changes in the profitability of Health Choice. Many factors can cause actual healthcare costs to exceed the capitated rates set by the Arizona Health Care Cost Containment System, including:

•	our ability to contract with cost-effective healthcare providers;

•	the increased cost of individual healthcare services;

•	the type and number of individual healthcare services delivered; and

•	the occurrence of catastrophes, epidemics or other unforeseen occurrences.

     Although we have been able to manage medical claims expense through a variety of techniques, we may not be able to continue to effectively manage medical claims expense in the future. Additionally, the significant increase in members since September 30, 2003 increases the risk associated with effectively managing health claims expense. If our medical claims expense increases or capitated rates set by the Arizona Health Care Cost Containment System decrease, our financial condition or results of operations may be adversely affected.

     If Health Choice’s Contract With The Arizona Health Care Cost Containment System Were Discontinued, Our Net Revenue And Profitability Would Be Adversely Affected.

     Our contract with the Arizona Health Care Cost Containment System expires September 30, 2006 with two additional one-year renewals and is terminable without cause on 90 days’ written notice or for cause upon written notice if we fail to comply with any term or condition of the contract or fail to take corrective action as required to comply with the terms of the contract. Additionally, the Arizona Health Care Cost Containment System can terminate our contract in the event of the unavailability of state or federal funding. As other health plans attempt to enter the Arizona market, we may face increased competition. If we are unable to renew, successfully rebid or compete for our contract with the Arizona Health Care Cost Containment System, or if our contract is terminated, our financial condition and results of operations would be adversely affected.

     Significant Competition From Other Healthcare Companies And State Efforts To Regulate The Sale Of Not-For-Profit Hospitals May Affect Our Ability To Acquire Hospitals.

     One element of our business strategy is to expand through selective acquisitions of hospitals in our existing markets and in new growing markets. We compete for acquisitions with other healthcare companies, some of which have greater competitive advantages or financial resources than us. Therefore, we may not be able to acquire hospitals on terms favorable to us or at all. Additionally, many states, including some where we have hospitals and others where we may in the future acquire hospitals, have adopted legislation regarding the sale or other disposition of hospitals operated by not-for-profit entities. In other states that do not have specific legislation, the attorneys general have demonstrated an interest in these transactions under their general obligations to protect charitable assets from waste. These legislative and administrative efforts focus primarily on the appropriate valuation of the assets divested and the use of the proceeds of the sale by the not-for-profit seller. These review and approval processes can add time to the closing of an acquisition of a not-for-profit hospital and future actions on the state level could seriously delay or even prevent our ability to acquire not-for-profit hospitals in the future.

     Difficulties With The Integration Of Acquisitions May Disrupt Our Ongoing Operations.

     We are currently in the process of integrating North Vista Hospital, which we acquired February 1, 2004, into our system. To date, we have experienced no significant difficulties in connection with this process. If we are able to successfully complete other hospital acquisitions, we cannot guarantee that we will be able to effectively integrate the acquired facilities with our existing operations. The process of integrating acquired hospitals may require a disproportionate amount of management’s time and attention, potentially distracting management from its day-to-day responsibilities. In addition, poor integration of acquired facilities could cause interruptions to our business activities, including those of the acquired facilities. As a result, we may not realize all or any of the anticipated benefits of an acquisition and we may incur significant costs related to the acquisitions or integration of these facilities. In addition, we may acquire hospitals that have unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations. Although we seek indemnification from prospective sellers covering these matters, we may nevertheless have material liabilities for past activities of acquired hospitals.

     Difficulties With Consolidation Of Our New Hospital May Disrupt Our Ongoing Operations And May Require Unanticipated Capital Expenditures.

     We are constructing The Medical Center of Southeast Texas, a new 210-bed hospital in Port Arthur, Texas, which we expect to open in the third fiscal quarter of 2005. The total cost to build the new hospital is currently estimated to be approximately $95.0 million, and we expect to incur approximately $35 to $40 million in capital expenditures during fiscal 2005 related to the construction of this hospital. In connection with the opening of this new hospital, we are consolidating the operations and medical staffs of Mid-Jefferson Hospital and Park Place Medical Center.

     Delays in obtaining necessary licensing and other governmental authorizations and other unforeseen problems and delays could delay our commencing operations in the new facility. We cannot assure you that we will not experience a disruption in our business when we transfer our operations to The Medical Center of Southeast Texas. In addition, some of the doctors that currently practice at Mid-Jefferson Hospital and Park Place Medical Center may not apply for privileges at the new hospital, or may change their referral patterns and choose to refer patients and perform procedures at other hospitals. Some patients that currently use our facilities at Mid-Jefferson Hospital and Park Place Medical Center may also choose to use facilities other than the new Port Arthur facility. Any disruption in our business or change in physician referral patterns or patient preferences could affect the number of admissions and volume of services provided at our new hospital and adversely affect our business, financial condition and results of operations.

     The Construction Of Other New Hospitals Would Involve Significant Capital Expenditures Which Could Have An Adverse Impact On Our Liquidity.

     We could decide to construct a new hospital in the future. Our ability to complete construction of a new hospital on our anticipated budget and schedule would depend on a number of factors, including, but not limited to:

•	our ability to control construction costs;

•	the failure of general contractors or subcontractors to perform under their contracts;

•	adverse weather conditions;

•	shortages of labor or materials;

•	our ability to obtain necessary licensing and other required governmental authorizations; and

•	other unforeseen problems and delays.

     As a result of these and other factors, we cannot assure you that we will not experience increased construction costs, or that we will be able to construct any new hospitals as originally planned. In addition, the construction of a new hospital would involve a significant commitment of capital with no revenue associated with the hospital during construction, which could have an adverse impact on our liquidity.

     State Efforts To Regulate The Construction Or Expansion Of Hospitals Could Impair Our Ability To Operate And Expand Our Operations.

     Some states require healthcare providers to obtain prior approval, known as certificates of need, for:

•	the purchase, construction or expansion of healthcare facilities;

•	capital expenditures exceeding a prescribed amount; or

•	changes in services or bed capacity.

     In giving approval, these states consider the need for additional or expanded healthcare facilities or services. Florida and Nevada are the only states in which we currently own hospitals that have certificate of need laws. The failure to obtain any required certificate of need could impair our ability to operate or expand operations.

     Our Hospitals Are Subject To Potential Responsibilities And Costs Under Environmental Laws That Could Lead To Material Expenditures Or Liability.

     We are subject to various federal, state and local environmental laws and regulations, including those relating to the protection of human health and the environment. We could incur substantial costs to maintain compliance with these laws and regulations. To our knowledge, we have not been and are not currently the subject of any investigations relating to noncompliance with environmental laws and regulations. We could become the subject of future investigations, which could lead to fines or criminal penalties if we are found to be in violation of these laws and regulations. The principal environmental requirements and concerns applicable to our operations relate to proper management of hazardous materials, hazardous waste and medical waste, above ground and underground storage tanks, operation of boilers, chillers and other equipment, and management of building conditions, such as the presence of mold, lead-based paint or asbestos. Our hospitals engage independent contractors for the transportation and disposal of hazardous waste, and we require that our hospitals be named as additional insureds on the liability insurance policies maintained by these contractors. In addition, we maintain insurance coverage for third party liability related to the storage tanks located at our facilities in the amount $5.0 million per claim and $10.0 million in the aggregate.

     We also may be subject to requirements related to the remediation of substances that have been released into the environment at properties owned or operated by us or our predecessors or at properties where substances were sent for off-site treatment or disposal. These remediation requirements may be imposed without regard to fault, and liability for environmental remediation can be substantial.

Item 2. Properties.

     We operate 15 acute care hospitals and one behavioral health hospital and have ownership interests in three ambulatory surgery centers. We own 14 and lease two of our hospitals. Five of the acute care hospitals we own have third party investors. The following table contains information concerning our hospitals and ambulatory surgery centers.

		Licensed
Hospitals	City	Beds
Utah
Davis Hospital & Medical Center (1)	Layton	136
Jordan Valley Hospital (2)	West Jordan	92
Pioneer Valley Hospital (3)	West Valley City	139
Salt Lake Regional Medical Center	Salt Lake City	168
Arizona
Mesa General Hospital Medical Center (4)	Mesa	126
St. Luke’s Medical Center (5)	Phoenix	320
Tempe St. Luke’s Hospital	Tempe	109
Florida
Memorial Hospital of Tampa	Tampa	174
Palms of Pasadena Hospital	St. Petersburg	307
Town & Country Hospital	Tampa	201
Nevada
North Vista Hospital	Las Vegas	198
Texas
Mid-Jefferson Hospital (6)	Nederland	138
Odessa Regional Hospital (7)	Odessa	146
Park Place Medical Center (6)	Port Arthur	215
Southwest General Hospital	San Antonio	289

Total		2,758

Surgery Centers
Utah
Davis Surgical Center (8)	Layton	—
Arizona
Biltmore Surgery Center (9)	Phoenix	—
Arizona Diagnostic and Surgery Center	Mesa	—

(1)	Owned by a limited partnership in which we own a 97.5% interest.

(2)	Owned by a limited partnership in which we own a 97.4% interest.

(3)	Leased under an agreement that expires on January 31, 2019. We have options to extend the term of the lease through January 31, 2039.

(4)	Leased under an agreement that expires on July 31, 2006.

(5)	Includes St. Luke’s Behavioral Hospital, which has 85 licensed beds.

(6)	Owned by a limited partnership in which we own an 88.8% interest. We are currently constructing a new hospital on land that we own in Port Arthur, Texas that will consolidate our Mid-Jefferson and Park Place facilities. This new facility will be known as The Medical Center of Southeast Texas. We expect to open the new facility in the third fiscal quarter of 2005.

(7)	Owned by a limited partnership in which we own an 88.8% interest.

(8)	Owned by a joint venture in which we own a 26.6% interest.

(9)	Owned by a joint venture in which we own a 62.4% interest.

     We also operate and lease medical office buildings in conjunction with our hospitals. These office buildings are occupied primarily by physicians who practice at our hospitals.

     Our principal executive offices in Franklin, Tennessee are located in approximately 38,000 square feet of office space. Our office space is leased pursuant to a lease with a seven-year term that commenced on January 1, 2004. Our principal executive offices, hospitals and other facilities are suitable for their respective uses and generally are adequate for our present needs.

Item 3. Legal Proceedings.

     We have been advised that our hospital in San Antonio, Texas, Southwest General Hospital, is the subject of an investigation relating to the provision of hyperbaric oxygen therapy services. In a letter dated February 11, 2003, the U.S. Attorney for the Western District of Texas stated that the investigation relates to certain billing practices for these services since 1998. We are cooperating with the U.S. Attorney’s office with respect to this investigation. Based on information currently available, we believe the investigation relates primarily to the period when Tenet Healthcare Corporation owned the hospital. Although we are unable to predict the outcome of this investigation, we do not believe it will have a material adverse effect on our business, financial condition or results of operations.

     We are involved in other litigation and proceedings in the ordinary course of our business. We do not believe the outcome of any such litigation will have a material adverse effect upon our business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter ended September 30, 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     There is no established public trading market for our common interests. At September 30, 2004, all of our common interests were owned by IASIS Healthcare Corporation, a Delaware corporation, referred to as IAS.

     See Item 12., Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, included elsewhere in this report for information regarding our equity compensation plans.

Item 6. Selected Financial Data.

     The following tables present selected historical financial data for the fiscal years ended September 30, 2000, 2001, 2002 and 2003 and the period ended June 22, 2004, derived from the audited consolidated financial statements of IAS, as predecessor to IASIS LLC. The audited consolidated financial statements and the related notes to the audited consolidated financial statements for the fiscal years ended September 30, 2002 and 2003 and the period ended June 22, 2004, together with the related report of the independent registered public accounting firm, are included elsewhere in this report.

     The selected financial data for the period from June 23, 2004 through September 30, 2004 reflects the results of operations of IASIS LLC following the Transactions and is derived from the audited consolidated financial statements of IASIS LLC for the period beginning June 23, 2004 and ended September 30, 2004. The audited consolidated financial statements for the period beginning June 23, 2004 and ended September 30, 2004, together with the related report of the independent registered public accounting firm, are included elsewhere is this report. The selected financial information and other data presented below should be read in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto included elsewhere in this report.

	IASIS
	LLC
		IAS
	June 23,
	2004	October 1	Year Ended
	through	2003	September 30,
	September 30,	through
	2004 (1)	June 22, 2004 (1)	2003	2002	2001 (1)	2000 (1)
	(dollars in thousands)
Statement of Operations Data:
Net Revenue	$389,474	$997,160	$1,088,156	$949,888	$889,541	$815,163
Costs and expenses:
Salaries and benefits	115,538	308,881	375,509	324,713	317,439	285,451
Supplies and other operating expenses	113,512	298,471	350,226	306,300	303,819	285,083
Medical claims	74,051	168,338	128,595	116,607	91,498	72,469
Provision for bad debts	39,486	87,466	86,231	72,238	73,417	60,579
Interest, net	15,667	39,673	53,881	55,317	64,346	62,352
Depreciation and amortization	21,648	50,490	56,280	46,111	53,163	47,559
Recapitalization costs (2)	—	—	—	—	—	3,478
Provision for asset revaluation, closure and other costs (3)	—	—	—	—	16,612	—
Write-off of debt issue costs	—	8,850	—	—	—	—
Loss on early extinguishment of debt	232	51,852	3,900	—	—	—
Impairment of assets held for sale (3)	—	—	11,741	—	—	—
Merger expenses (4)	—	19,750	—	—	—	—

Total costs and expenses	380,134	1,033,771	1,066,363	921,286	920,294	816,971

	IASIS
	LLC
		IAS
	June 23,
	2004	October 1	Year Ended
	through	2003	September 30,
	September 30,	through
	2004 (1)	June 22, 2004 (1)	2003	2002	2001 (1)	2000 (1)
	(dollars in thousands)
Earning (loss) from continuing operations before gain (loss) on sale of assets, minority interests, income taxes and cumulative effect of a change in accounting principle	9,340	(36,611)	21,793	28,602	(30,753)	(1,808)
Gain (loss) on sale of assets, net (3)	(107)	3,731	588	(7)	314	—
Minority interests	(1,207)	(3,098)	(1,828)	(1,042)	(441)	(74)

Earnings (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle	8,026	(35,978)	20,553	27,553	(30,880)	(1,882)
Income tax expense	3,321	1,152	—	—	—	2,219

Net earnings (loss) from continuing operations before cumulative effect of a change in accounting principle	4,705	(37,130)	20,553	27,553	(30,880)	(4,101)
Earning (loss) from discontinued operations and cumulative effect of a change in accounting principle (5)	—	—	—	(38,525)	1,000	(10,602)

Net earnings (loss)	$4,705	$(37,130)	$20,553	$(10,972)	$(29,880)	$(14,703)

Balance Sheet Data (at end of period):
Cash and cash equivalents	$98,805	$—	$101,070	$—	$6,056	$—
Total assets	1,724,161	—	1,029,999	898,483	866,309	873,839
Long-term debt and capital lease obligations (including current portion)	912,754	—	664,434	582,943	550,177	557,654
Stockholders’ equity (6)	—	—	176,099	155,544	166,294	5,431
Member’s equity	573,705	—	—	—	—	—

(1)	The selected financial data includes complete financial data for all of the periods noted with the exception of Rocky Mountain Medical Center and North Vista. We opened Rocky Mountain Medical Center on April 10, 2000 and subsequently closed it on June 2, 2001. The results of Rocky Mountain Medical Center are included in the years ended September 30, 2000 and 2001. The results of North Vista are included from February 1, 2004, the date of acquisition.

(2)	We incurred legal, accounting and other related charges of approximately $3.5 million in connection with a recapitalization transaction with Paracelsus Healthcare Corporation (currently known as Clarent Hospital Corporation) in fiscal 2000.

(3)	In 2001, we recorded asset revaluation, closure and other costs of $16.6 million related to the closure of Rocky Mountain Medical Center in June 2001, employee severance costs and the write-off of deferred initial public offering costs. During 2003, we recorded an impairment charge of $11.7 million on the Rocky Mountain Medical Center net assets held for sale to reflect the estimated net proceeds from sale to potential purchasers who would convert the property’s use to retail. During the quarter ended March 31, 2004, we sold Rocky Mountain Medical Center property and recorded a gain on the sale of this property of approximately $3.6 million.

(4)	Merger expenses include legal and advisory expenses and special bonus compensation of IAS incurred in connect with its acquisition by the investor group led by Texas Pacific Group.

(5)	Consists of the cumulative effect of a change in accounting principle of a $39.5 million non-cash transitional impairment charge, related to the adoption of SFAS 142, Goodwill and Other Intangible Assets, during the fiscal year ended September 30, 2002 and reversal of excess loss accrual (loss on discontinued operations and disposal) of $(10.6) million, $1.0 million, and $1.0 million for the fiscal years ended September 30, 2000, 2001 and 2002, respectively.

(6)	On October 26, 2000, all shares of our mandatorily redeemable Series A and Series B preferred stock were exchanged for shares of our common stock on the basis of ten common shares for each preferred share. The exchange was recorded in the first quarter of 2001 and increased our stockholders’ equity by approximately $189.3 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with our audited consolidated financial statements, the notes to our audited consolidated financial statements, and the other financial information appearing elsewhere in this report. To assist in the comparability of our financial results and facilitate an understanding of our results of operations, the following overview and analysis combines the results of operations of IAS for October 1, 2003 to June 22, 2004, with the results of operations of IASIS LLC for June 23, 2004 to September 30, 2004 to discuss results for the year ended September 30, 2004, and compares such combined results with the results of operations of IAS for the year ended September 30, 2003. Data for the fiscal years ended September 30, 2004, 2003 and 2002 has been derived from our audited consolidated financial statements.

Forward Looking Statements

     Some of the statements we make in this annual report on Form 10-K are forward-looking within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations including, but not limited to, the discussions of our operating and growth strategy (including possible acquisitions or dispositions), financing needs, projections of revenue, income or loss and future operations. Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results in future periods to differ materially from those anticipated in the forward-looking statements. Those risks and uncertainties include, among others, the risks and uncertainties discussed under the caption “Risk Factors” in this annual report on Form 10-K. Although we believe that the assumptions underlying the forward-looking statements contained in this report are reasonable, any of these assumptions could prove to be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this annual report on Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included in this report, you should not regard the inclusion of such information as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements contained in this report to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Executive Overview

     We are a leading owner and operator of medium-sized acute care hospitals in high-growth urban and suburban markets. We operate our hospitals with a strong community focus by offering and developing healthcare services targeted to the needs of the markets we serve, promoting strong relationships with physicians and working with local managed care plans. At September 30, 2004, we owned or leased 15 acute care hospitals and one behavioral health hospital, with a total of 2,267 beds in service, located in five regions:

•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	Tampa-St. Petersburg, Florida;

•	Las Vegas, Nevada; and

•	four cities in the State of Texas, including San Antonio.

     We also own and operate a Medicaid managed health plan in Phoenix called Health Choice, that served over 105,000 members at September 30, 2004. In addition, we have ownership interests in three ambulatory surgery centers.

The Merger

     IASIS Healthcare Corporation, or IAS, entered into a definitive merger agreement dated as of May 4, 2004 pursuant to which an investor group led by Texas Pacific Group acquired IAS through a merger on June 22, 2004. In the merger, IAS’s security holders received, in the aggregate, $738.0 million less the amount of certain expenses and other adjustments. In addition, approximately $647.6 million of existing indebtedness was refinanced in connection with the acquisition. The total transaction value, including tender premiums, consent fees and other merger-related fees and expenses, was approximately $1.5 billion. See “Merger and Related Financing Transactions” beginning on page 1 for additional information on the merger and the related Transactions.

Impact of Acquisitions

     Effective as of February 1, 2004, we acquired substantially all of the assets of North Vista in Las Vegas, Nevada from a subsidiary of Tenet Healthcare Corporation. The purchase price, including direct transaction costs, was $25.0 million, which was funded with cash on hand. The Tenet subsidiary retained the accounts receivable related to the operations of the hospital. The acquisition of North Vista was accounted for using the purchase method of accounting. The results of operations of North Vista are included in our results of operations for the year ended September 30, 2004 from the effective date of the acquisition.

Sale of Rocky Mountain Medical Center Property

     On February 13, 2004, we sold our Rocky Mountain Medical Center property in Salt Lake City, Utah. The approximately 23.5-acre property, as well as certain associated equipment, fixtures and other personal property, were acquired by the Board of Education of the Granite School District (of Salt Lake County) for approximately $15.2 million. We recorded a gain on sale of the property during the year ended September 30, 2004 of $3.6 million.

Revenue and Volume Trends

     Net revenue is comprised of acute care and premium revenue. Net acute care revenue is comprised of net patient revenue and other revenue. Our acute care facilities have experienced net revenue growth due to changes in patient acuity and favorable pricing trends. Net patient revenue is reported net of contractual adjustments. The adjustments principally result from differences between the hospitals’ established charges and payment rates under Medicare, Medicaid and various managed care plans. The calculation of appropriate payments from the Medicare and Medicaid programs as well as terms governing agreements with other third-party payors are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount. Premium revenue consists of revenue from Health Choice, our Medicaid managed health plan, while other revenue includes medical office building rental income and other miscellaneous revenue. Health Choice has experienced significant revenue growth as a result of additional covered lives obtained as part of a new three-year contract between Health Choice and Arizona Health Care Cost Containment System effective October 1, 2003 and the resulting expansion of coverage in six new counties. Terms of the contract include two one-year renewal periods beyond the initial termination date.

     The following table provides the sources of our net patient revenue by payor for the years ended September 30, 2004, 2003 and 2002.

	Year Ended
	September 30,
	2004	2003	2002
Medicare	26.3%	27.6%	27.8%
Medicaid	14.1	12.4	11.1
Managed care	43.5	45.2	46.3
Self-pay and other	16.1	14.8	14.8

Total	100.0%	100.0%	100.0%

     North Vista, whose results are included from February 1, 2004, has a higher concentration of self-pay revenue and volume as compared to our other acute care hospitals, which has contributed to the increase in the self-pay component of our payor mix.

     A large percentage of our hospitals’ net patient revenue consists of fixed payment, discounted sources, including Medicare, Medicaid and managed care organizations. Reimbursement for Medicare and Medicaid services are often fixed regardless of the cost incurred or the level of services provided. We expect patient volumes from Medicare to increase over the long term due to the general aging of the population.

     We continued to experience growth in net revenue during fiscal year 2004. Our consolidated net revenue increased 27.4%, 14.6% and 6.8% for the years ended September 30, 2004, 2003 and 2002, respectively, over the prior year.

     We have experienced an increase in net patient revenue at our hospital operations due to the introduction of new and expanded services at our hospitals and the acquisition of North Vista. On a same facility basis, the growth in net revenue from our hospital operations has been driven primarily by increases in price and supplemented with increases in acuity, while adjusted admissions remained consistent with fiscal 2003. Although patient volumes declined during the fourth quarter of fiscal 2004 compared to the same prior year period, volume in certain profitable product lines such as bariatric services and rehabilitation services increased during the fourth quarter and fiscal 2004. We continue to benefit from managed care contracting strategies and related price increases that were obtained throughout the past year, along with an increase in acuity levels from growth in inpatient surgical volume and other higher acuity product lines. Our same facility net patient revenue per adjusted admission increased 10.6% for the year ended September 30, 2004 compared to the year ended September 30, 2003.

     Health Choice derives its revenue through a contract with the Arizona Health Care Cost Containment System to provide specified health services to qualified Medicaid enrollees through contracts with providers. The contract requires us to provide healthcare services in exchange for fixed periodic payments and supplemental payments from the Arizona Health Care Cost Containment System. Heath Choice entered into a new three-year contract with the Arizona Health Care Cost Containment System effective October 1, 2003. As a result of our new contract, our membership at Health Choice has increased from approximately 70,000 enrollees as of September 30, 2003 to over 105,000 enrollees as of September 30, 2004. The new contract provides the Arizona Health Care Cost Containment System with two one-year renewal options following the initial term. In the event our contract was to be discontinued, our net revenue would be reduced and our profitability would be adversely affected.

     The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“Medicare Modernization Act”), which was signed into law on December 8, 2003, made a number of significant changes to the Medicare program. The Medicare Modernization Act provides a number of potential benefits to our hospitals including, but not limited to: a provision confirming current law that the update factor for inpatients for federal fiscal year 2004 will be the full market basket of 3.4%; a provision allocating $250.0 million per year for federal years 2005-2008 to pay for healthcare costs of undocumented aliens; provisions basically providing hospitals with more reimbursement for outpatient drugs; a provision increasing our reimbursement by reducing the labor share percentage from 71% to 62% for hospitals with wage indices less than 1.0; and a provision eliminating the requirement that hospitals must obtain secondary payment information from all Medicare beneficiaries receiving reference laboratory services; among others. In addition, for federal fiscal years 2005, 2006 and 2007, the Act confirms current law that hospitals are to receive full market basket updates for these years, but now conditions such update amounts upon a hospital providing CMS with specific quality data relating to the quality of services provided. Those hospitals failing to provide CMS with the required data specified under the National Voluntary Hospital Reporting Initiative will receive an update equal to the market basket minus 0.4%. Our hospitals are complying with this reporting requirement. The Medicare Modernization Act also decreases hospital reimbursement in a few areas, including, but not limited to, a provision denying updates to hospitals with “high-cost” direct medical education programs. We are unable to predict the ultimate impact of the Medicare Modernization Act, and no assurance can be given that it will not have an adverse effect on our business.

Other Trends

     The following paragraphs discuss recent trends that we believe are significant factors in our current and/or future operating results and cash flows. Certain of these trends apply to the entire acute care hospital industry while others may apply to us more specifically. These trends could be short term in nature or could require long-term attention and resources. While these trends may involve certain factors that are outside of our control, the extent to which these trends affect our hospitals and our ability to manage the impact of these trends play vital roles in our current and future success. In many cases, we are unable to predict what impact these trends, if any, will have on us.

     Growth in Bad Debts Resulting From Increased Self-Pay Volume and Revenue

     Like others in the hospital industry, we have experienced an increase in our provision for bad debts as a percentage of net revenue. This increase is due to a growth in self-pay volume and revenue resulting in large part from an increase in the number of uninsured patients, along with an increase in the amount of co-payments and deductibles passed on by employers to employees. We continue to focus on our emergency rooms through facilities redesign, Medicaid eligibility automation and process-flow improvements. As a result of our focus, point-of-service collections have increased 42% for the year ended September 30, 2004 compared to the year ended September 30, 2003. However, we anticipate that if we continue to experience growth in self-pay volume and revenue, our provision for bad debts will continue to increase and our results of operations could be adversely affected.

     Additional Charity Care and Charges to the Uninsured

     We currently record revenue deductions for patient accounts that meet our guidelines for charity care. We have traditionally provided charity care to patients with income levels below 200% of the federal property level and will continue this practice. Effective October 1, 2004, we expanded our charity care policy to cover uninsured patients with income above 200% of the federal poverty level. Under the new program, a sliding scale of significantly reduced rates will be offered to uninsured patients with income between 200% and 400% of the federal poverty level at all of our hospitals. Currently, we do not expect that implementation of such a change will have a material impact on our results of operations.

     Development of Sub-Acute Care Services

     Inpatient care is expanding to include sub-acute care when a less intensive, lower cost level of care is appropriate. We have been proactive in the development of a variety of sub-acute inpatient services to utilize a portion of our available capacity. By offering cost-effective sub-acute services in appropriate circumstances, we are able to provide a continuum of care when the demand for such services exists. We have identified opportunities to expand existing physical rehabilitation units and develop other post-acute services within our facilities. The results of our product line analyses confirm that the development and use of such units continues to be economically beneficial.

     Nursing Shortage

     The hospital industry continues to experience a shortage of nurses. This shortage is forecasted to continue. Like other providers in the Phoenix, Arizona region, we have experienced difficulty in retaining and recruiting nurses in that market. We have a comprehensive recruiting and retention plan for nurses that focuses on competitive salaries and benefits as well as employee satisfaction, best practices, tuition assistance, effective training programs and workplace environment. Additionally, we are attempting to recruit qualified nurses from countries outside of the United States. Although same facility contract labor has declined, our efforts during the current fiscal year to address the nursing and other medical support personnel shortage, along with managing contract labor utilization, have contributed to an increase in nurse recruiting costs of $500,000 and an increase in total employee benefits expense of $4.8 million, or 0.5% of same facility acute care net revenue, for the year ended September 30, 2004 over the year ended September 30, 2003. Should we be unsuccessful in our attempts to maintain nursing coverage adequate for our present and future needs, our future operating results could be adversely affected.

     Decreased State Funding for Medicaid Programs

     Some of the states in which we operate have experienced budget constraints as a result of increased costs and lower than expected tax collections. Health and human services programs, including Medicaid and similar programs, represent a significant portion of state spending. As a response to these budgetary concerns, some states have proposed and other states may propose decreased funding for these programs. If such funding decreases are approved by the states in which we operate, our operating results and cash flows could be adversely affected.

     Increasing Insurance Costs

     Consistent with 2004, our fiscal 2005 self-insured retention for professional and general liability coverage was $5.0 million per claim and $45.0 million in the aggregate. Additionally, the maximum coverage under our insurance policies was unchanged at $75.0 million. The rising cost of professional liability insurance coverage and, in some cases, the lack of availability of such insurance coverage for physicians with privileges at our hospitals, increases our risk of vicarious liability in cases where both our hospital and the uninsured or underinsured physician are named as co-defendants. The cost of insurance has negatively affected operating results and cash flows throughout the healthcare industry due to pricing pressures on insurers and fewer carriers willing to underwrite professional and general liability insurance. For the year ended September 30, 2004, our insurance expense on a same facility basis increased 20.6% over the year ended September 30, 2003. For the year ended September 30, 2003, our insurance expense increased 17.4% over the year ended September 30, 2002. Some states, including some states in which we operate, have recently passed tort reform legislation or are considering such legislation to place limits on non-economic damages. There is no assurance that continued increases in insurance costs will not have a material adverse effect on our future operating results and cash flows.

Critical Accounting Policies

     Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In preparing our financial statements, we make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. The following represent the estimates that we consider most critical to our operating performance and involve the most subjective and complex assumptions and assessments.

     Allowance for Doubtful Accounts. Our ability to collect outstanding receivables from third-party payors and patients is critical to our operating performance and cash flows. The primary collection risk lies with uninsured patient accounts or patient accounts for which primary insurance has paid but a patient portion remains outstanding. The provision for bad debts and the allowance for doubtful accounts relate primarily to amounts due directly from patients. Our policy for estimating the allowance for doubtful accounts is based primarily upon the type and age of the patient accounts receivable, the patient’s economic inability to pay and the effectiveness of our collection efforts. We monitor our accounts receivable balances on a monthly basis and review various analytics to support the basis for our estimates. In addition, we regularly perform hindsight procedures on historical collection and write-off experience throughout the year to determine the reasonableness of our policy for estimating the allowance for doubtful accounts. We do not pursue collection of amounts related to patients that qualify for charity care under our guidelines. Charity care accounts are deducted from gross revenue and do not affect the provision for bad debt. At September 30, 2004, our self pay including amounts due from uninsured patients and co-payment and deductible amounts due from insured patients was $127.2 million and our total allowance for doubtful accounts was $94.1 million. Excluding third-party settlement receivables, days revenue in accounts receivable were 50 and 56 at September 30, 2004 and September 30, 2003, respectively. For the year ended September 30, 2004, the provision for bad debts on a same facility basis increased to 10.2% of acute care net revenue compared to 9.2% for the year ended September 30, 2003. Significant changes in payor mix or business office operations could have a significant impact on our results of operations and cash flows.

     Allowance for Contractual Discounts and Settlement Estimates. We derive a significant portion of our net patient revenue from Medicare, Medicaid and managed care payors that receive discounts from our standard charges. For the years ended September 30, 2004, 2003 and 2002, Medicare, Medicaid and managed care revenue accounted for 83.9%, 85.2% and, 85.2%, respectively, of total net patient revenue. Medicare and Medicaid regulations and various managed care contracts are often complex and may include multiple reimbursement mechanisms for different types of services provided in our healthcare facilities and cost settlement provisions requiring complex calculations and assumptions subject to interpretation. We estimate the allowance for contractual discounts on a payor-specific basis by discharge at the patient level given our interpretation of the applicable regulations or contract terms. Management has invested significant resources in human resources and information systems to improve the estimation process. However, the services authorized and provided and resulting reimbursement are often subject to interpretation. These interpretations sometimes result in payments that differ from our estimates. Additionally, updated regulations and contract renegotiations occur frequently necessitating continual review and assessment of the estimation process by management.

     Insurance Reserves. Given the nature of our operating environment, we may become subject to medical malpractice or workers compensation claims or lawsuits. We maintain third-party insurance coverage for individual malpractice and workers compensation claims to mitigate a portion of this risk. In addition, we maintain excess coverage limiting our exposure to an aggregate annual amount for claims. We estimate our reserve for self-insured professional and general liability and workers compensation risks using historical claims data, demographic factors, severity factors, current incident logs and other actuarial analysis. As of September 30, 2004 and 2003, our professional and general liability accrual for asserted and unasserted claims was approximately $28.8 million and $24.3 million, respectively, which are included within other long-term liabilities. For the year ended September 30, 2004, our total premiums and self-insured retention cost for professional and general liability insurance was approximately $26.7 million. On a same facility basis, our insurance expense was $25.6 million for the year ended September 30, 2004, an increase of $4.4 million over the year ended September 30, 2003. Insurance expense for the years ended September 30, 2003 and 2002 was $21.5 million and $18.4 million, respectively. Our estimated accrual of the self-insurance risk for workers compensation claims at September 30, 2004 and at September 30, 2003 was $7.8 million and $6.0 million, respectively, which is included in accrued expenses and other current liabilities. The estimated accrual for malpractice and workers compensation claims could be significantly affected should current and future occurrences differ from historical claims trends. The estimation process is also complicated by the relatively short period of time in which we have owned our healthcare facilities, as occurrence data under previous ownership may not necessarily reflect occurrence data under our ownership. While we monitor current claims closely and consider outcomes when estimating our insurance accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in the estimates.

     Medical Claims Payable. Medical claims expense, including claims paid to our hospitals, was $253.2 million, $135.7 million and $123.0 million, or 87.2%, 88.1% and 89.0% of Health Choice revenue, for the years ended September 30, 2004, 2003 and 2002, respectively. Our liability for medical claims was $55.4 million and $25.8 million at September 30, 2004 and at September 30, 2003, respectively. We estimate the medical claims payable using historical claims experience (including severity and payment lag time) and other actuarial analysis including number of enrollees, age of enrollees and certain enrollee health indicators to predict the cost of healthcare services provided to enrollees during any given period. While management believes that its estimation methodology effectively captures trends in medical claims costs, actual payments could differ significantly from our estimates given changes in healthcare costs or adverse experience. For the years ended September 30, 2004, 2003 and 2002, approximately $10.8 million, $7.1 million and $6.4 million, respectively, of health plan payments made to hospitals and other healthcare entities owned by us for services provided to our enrollees were eliminated in consolidation. Our operating results and cash flows could be materially affected by increased or decreased utilization of our owned healthcare facilities by enrollees of our health plan.

     The estimates, judgments and assumptions used by us under “Allowance for Doubtful Accounts,” “Allowance for Contractual Discounts,” “Insurance Reserves” and “Medical Claims Payable” are, we believe, reasonable, but involve inherent uncertainties as described above, which may or may not be controllable by management. As a result, the accounting for such items could result in different amounts if management used different assumptions or if different conditions occur in future periods.

Selected Operating Data

     The following table sets forth certain unaudited operating data for each of the periods presented.

	Year Ended
	September 30,
	2004	2003	2002
Acute Care (1):
Number of acute care hospitals at end of period (2)	15	14	14
Beds in service at end of period	2,267	2,028	2,012
Average length of stay (days) (3)	4.37	4.44	4.29
Occupancy rates (average beds in service)	49.8%	50.0%	45.6%
Admissions (4)	90,749	83,229	77,806
Adjusted admissions (5)	145,591	138,494	131,501
Patient days (6)	396,484	369,620	333,922
Adjusted patient days (5)	614,594	589,267	544,337
Net patient revenue per adjusted admission	$7,433	$6,631	$6,017
Acute Care (Same-Facility) (7):
Number of acute care hospitals at end of period (2)	14	14	14
Beds in service at end of period	2,081	2,028	2,012
Average length of stay (days) (3)	4.36	4.44	4.29
Occupancy rates (average beds in service)	49.3%	50.0%	45.6%
Admissions (4)	85,030	83,229	77,806
Adjusted admissions (5)	138,406	138,494	131,501
Patient days (6)	370,683	369,620	333,922
Adjusted patient days (5)	582,176	589,267	544,337
Net patient revenue per adjusted admission	$7,339	$6,631	$6,017
Health Choice:
Covered lives	105,372	70,546	58,342
Medical loss ratio (8)	87.2%	88.1%	89.0%

(1)	Includes North Vista for the period from February 1, 2004 to September 30, 2004.

(2)	Excludes St. Luke’s Behavioral Hospital.

(3)	Represents the average number of days that a patient stayed in our hospitals.

(4)	Represents the total number of patients admitted to our hospitals for stays in excess of 23 hours. Management and investors use this number as a general measure of inpatient volume.

(5)	Adjusted admissions and adjusted patient days are general measures of combined inpatient and outpatient volume. We compute adjusted admissions/patient days by multiplying admissions/patient days by gross patient revenue and then dividing that number by gross inpatient revenue.

(6)	Represents the number of days our beds were occupied by inpatients over the period.

(7)	Excludes North Vista for the period from February 1, 2004 to September 30, 2004.

(8)	Represents medical claims expense as a percentage of premium revenue, including claims paid to our hospitals.

Results of Operations Summary

     The following table sets forth for the periods indicated results of operations data expressed in dollar terms and as a percentage of net revenue. The table includes information both on a consolidated basis and by reportable business segment.

	Year Ended		Year Ended		Year Ended
	September 30, 2004		September 30, 2003		September 30, 2002
Consolidated (in thousands):	Amount	Percentage	Amount	Percentage	Amount	Percentage
Net Revenue:
Acute care revenue	$1,096,192	79.1%	$934,192	85.9%	$811,732	85.5%
Premium revenue	290,442	20.9%	153,964	14.1%	138,156	145%

Total net revenue	1,386,634	100.0%	1,088,156	100.0%	949,888	100.0%
Costs and expenses:
Salaries and benefits	424,419	30.6%	375,509	34.5%	324,713	34.2%
Supplies	176,245	12.7%	152,199	14.0%	132,960	14.0%
Medical claims	242,389	17.5%	128,595	11.8%	116,607	12.3%
Rents and leases	31,998	2.3%	33,545	3.1%	31,998	3.4%
Other operating expenses	202,994	14.6%	164,482	15.0%	141,342	14.8%
Provision for bad debts	126,952	9.2%	86,231	7.9%	72,238	7.6%
Interest, net	55,340	4.0%	53,881	5.0%	55,317	5.8%
Depreciation and amortization	72,138	5.2%	56,280	5.2%	46,111	4.9%
Management fees	746	0.1%	—	—	—	—
Loss on early extinguishment of debt	52,084	3.8%	11,741	1.1%	—	—
Merger expenses	19,750	1.4%	—	—	—	—
Write-off debt issue costs	8,850	0.6%	3,900	0.4%	—	—

Total costs and expenses	1,413,905	102.0%	1,066,363	98.0%	921,286	97.0%
Earnings before (gain) loss on sale of assets, minority interests, and income taxes	(27,271)	(2.0)%	21,793	2.0%	28,602	3.0%
Gain (loss) on sale of assets, net	3,624	0.3%	588	0.1%	(7)	—
Minority interests	(4,305)	(0.3)%	(1,828)	(0.2)%	(1,042)	(0.1)%

Earnings before income taxes	(27,952)	(2.0)%	20,553	1.9%	27,553	2.9%

Income tax expense	4,473	0.3%	—	—	—	—

Net earnings (loss) from continuing operations before cumulative effect of a change in accounting principle	(32,425)	(2.3)%	20,553	1.9%	27,553	2.9%
Cumulative effect of a change in accounting principle	—	—	—	—	(39,497)	(4.2)%
Discontinued operations	—	—	—	—	972	0.1%

Net earnings (loss)	$(32,425)	(2.3)%	$20,553	1.9%	$(10,972)	(1.2)%

	Year Ended		Year Ended		Year Ended
	September 30, 2004		September 30, 2003		September 30, 2002
Acute Care (in thousands):	Amount	Percentage	Amount	Percentage	Amount	Percentage
Net Revenue:
Acute care revenue	$1,096,192	99.0%	$934,192	99.2%	$811,732	99.2%
Revenue between segments	10,821	1.0%	7,062	0.8%	6,387	0.8%

Total net revenue (1)	1,107,013	100.0%	941,254	100.0%	818,119	100.0%
Costs and expenses:
Salaries and benefits	414,797	37.5%	368,799	39.2%	319,413	39.0%
Supplies	176,031	15.9%	151,896	16.1%	132,600	16.2%
Rents and leases	31,296	2.8%	33,033	3.5%	31,522	3.9%
Other operating expenses	193,189	17.4%	162,153	17.2%	139,487	17.1%
Provision for bad debts	126,952	11.5%	86,231	9.2%	72,238	8.8%
Interest, net	55,340	5.0%	53,881	5.7%	55,365	6.8%
Depreciation and amortization	71,947	6.5%	56,154	6.0%	45,978	5.6%
Management fees	746	0.1%	—	—	—	—
Loss on early extinguishment of debt	52,084	4.7%	11,741	1.3%	—	—
Merger expenses	19,750	1.8%	—	—	—	—
Write-off debt issue costs	8,850	0.8%	3,900	0.4%	—	—

Total costs and expenses	1,150,982	104.0%	927,788	98.6%	796,603	97.4%
Earnings before (gain) loss on sale of assets, minority interests, and income taxes	(43,969)	(4.0)%	13,466	1.4%	21,516	2.6%
Gain (loss) on sale of assets, net	3,624	0.3%	588	0.1%	(7)	—
Minority interests	(4,305)	(0.4)%	(1,828)	(0.2)%	(1,042)	(0.1)%

Earnings before income taxes	(44,650)	(4.1)%	12,226	1.3%	20,467	2.5%
Income tax expense	4,473	0.4%	—	—	—	—

Net earnings (loss) from continuing operations before cumulative effect of a change in accounting principle	(49,123)	(4.5)%	12,226	1.3%	20,467	2.5%
Cumulative effect of a change in accounting principle	—	—	—	—	(39,497)	(4.8)%
Discontinued operations	—	—	—	—	972	0.1%

Net earnings (loss)	$(49,123)	(4.5)%	$12,226	1.3%	$(18,058)	(2.2)%

(1)	Revenue between segments is eliminated in our consolidated results.

	Year Ended		Year Ended		Year Ended
	September 30, 2004		September 30, 2003		September 30, 2002
Health Choice (in thousands):	Amount	Percentage	Amount	Percentage	Amount	Percentage
Premium revenue	$290,442	100.0%	$153,964	100.0%	$138,156	100.0%

Total net revenue	290,442	100.0%	153,964	100.0%	138,156	100.0%
Costs and expenses:
Salaries and benefits	9,622	3.3%	6,710	4.4%	5,300	3.8%
Supplies	214	0.1%	303	0.2%	360	0.3%
Medical claims (2)	253,210	87.2%	135,657	88.1%	122,994	89.0%
Rents and leases	702	0.2%	512	0.3%	476	0.3%
Other operating expenses	9,805	3.4%	2,329	1.5%	1,855	1.4%
Interest, net	—	—	—	—	(48)	—
Depreciation and amortization	191	0.1%	126	0.1%	133	0.1%

Total costs and expenses	273,744	94.3%	145,637	94.6%	131,070	94.9%

Net earnings (loss)	$16,698	5.7%	$8,327	5.4%	$7,086	5.1%

(2)	Medical claims paid to our hospitals of $10.8 million, $7.1 million and $6.4 million for the years ended September 30, 2004, 2003 and 2002, respectively, is eliminated in our consolidated results.

Year Ended September 30, 2004 Compared to Year Ended September 30, 2003

     Net revenue — Net revenue for the fiscal year ended September 30, 2004 was $1.4 billion, an increase of $298.5 million, or 27.4%, from $1.1 billion for the year ended September 30, 2003. The increase in net revenue was a combination of an increase of $162.0 million in net revenue from hospital operations, which we refer to as our acute care service segment in our financial statements, and an increase of $136.5 million in net revenue from Health Choice.

     Before eliminations, net revenue from our hospital operations for the year ended September 30, 2004 was $1.1 billion, an increase of $165.7 million, or 17.6%, from $941.3 million for the year ended September 30, 2003. For the years ended September 30, 2004 and 2003, approximately $10.8 million and $7.1 million, respectively, of net revenue received from Health Choice by hospitals and other healthcare entities owned by us was eliminated in consolidation. On a same facility basis, which excludes the results of North Vista, net revenue from our hospital operations increased $98.7 million, or 10.5%, which was primarily driven by a 10.6% increase in net patient revenue per adjusted admission. The increase in net patient revenue per adjusted admission is compromised primarily of rate increases and supplemented by increased acuity. Net adjustments to estimated third-party payor settlements, also known as prior years contractuals, resulted in a decrease in net revenue of $1.1 million for the year ended September 30, 2004 compared to a decrease in net revenue of $5.0 million for the prior year. Our net patient revenue per adjusted admission on a consolidated basis increased 12.1% for the year ended September 30, 2004 compared to the prior year.

     Net revenue from Health Choice was $290.4 million for the year ended September 30, 2004, an increase of $136.4 million, or 88.6%, from $154.0 million for the year ended September 30, 2003. Covered lives under this prepaid Medicaid plan increased 43.0% from 70,000 at September 30, 2003 to approximately 105,000 at September 30, 2004. The increase in covered lives positively impacted Health Choice’s net revenue for the year ended September 30, 2004 compared to the prior year. The growth in covered lives was due primarily to a new three-year contract between Health Choice and Arizona Health Care Cost Containment System effective October 1, 2003 and the resulting expansion of coverage into six new counties.

     Salaries and benefits — Salaries and benefits expense from our hospital operations for the year ended September 30, 2004 was $414.8 million, or 37.5%, of acute care net revenue, compared to $368.8 million, or 39.2%, for the prior year. On a same facility basis, which excludes North Vista, salaries and benefits expense was 37.7% of acute care net revenue for the year ended September 30, 2004. The 1.5% decrease as a percentage of acute care net revenue on a same facility basis resulted primarily from a reduction in contract labor in all our markets. Contract labor, a component of salaries and benefits expense, decreased by $6.6 million, or a 1.0% decrease as a percent of acute care net revenue, for the year ended September 30, 2004 compared to the prior year as a result of our operational focus on managing the utilization of contract nursing services. Nevertheless, during the year ended September 30, 2004, we experienced a high level of contract labor utilization in our Arizona market as a result of continued volume growth and increases in acuity levels.

     Supplies — Supplies expense from our hospital operations for the year ended September 30, 2004 was $176.0 million, or 15.9% of acute care net revenue, compared to $151.9 million, or 16.1%, for the prior year. On a same facility basis, supplies expense was 15.9% of acute care net revenue. The 0.2% decrease as a percentage of acute care net revenue on a same facility basis was due in part to a decrease in the utilization of high-cost orthopedic implants and other surgical supplies and a continued focus on compliance under our national group purchasing contract. Additionally, supply utilization in the product lines where we have experienced volume growth such as bariatric and rehabilitation services require less supply costs versus other surgical and critical care service lines utilizing higher cost implants.

     Medical claims — Medical claims expense before eliminations for Health Choice increased $117.6 million to $253.2 million for the year ended September 30, 2004 compared to $135.7 million for the prior year as the result of an increase in enrollment from 70,000 members at September 30, 2003 to approximately 105,000 at September 30, 2004. For the years ended September 30, 2004 and 2003 approximately $10.8 million and $7.1 million, respectively, of medical claims expense paid to our hospitals was eliminated in consolidation. Medical claims expense represents the amounts paid by Health Choice for health care services provided to its members. Medical claims as a percentage of premium revenue, before the reimbursement for premium taxes (as discussed below in “Other Operating Expenses”), were 89.0% and 88.1% of premium revenue for the years ended September 30, 2004 and 2003, respectively. The increase in medical claims expense as a percentage of premium revenue is the result of increases in medical expenses including drug costs, along with higher utilization in certain of our counties for outpatient and specialty services.

     Rents and leases — Rents and leases for our hospital operations for the year ended September 30, 2004 was $31.3 million, or 2.8% of acute care net revenue, compared to $33.0 million, or 3.5%, for the prior year.

     Other operating expenses — Other operating expenses from our hospital operations for the year ended September 30, 2004 was $193.2 million, or 17.4% of acute care net revenue, compared to $162.2 million, or 17.2%, for the prior year. On a same facility basis, other operating expenses was 17.8% of acute care net revenue for the year ended September 30, 2004. The 0.6% increase as a percentage of acute care net revenue on a same facility basis was primarily a result of increases in insurance, physician recruiting and marketing expenses. Insurance expense on a same facility basis increased by approximately $4.3 million, or in excess of 20.6%, for the year ended September 30, 2004 compared to the prior year. Physician recruiting expense and marketing expense on a same facility basis increased $2.4 million and $2.7 million, respectively, during fiscal 2004 compared to fiscal 2003. The $7.5 million increase in other operating expenses for our Health Choice segment from $2.3 million at September 30, 2003 to $9.8 million at September 30, 2004 was primarily the result of a new premium tax which was implemented by the Arizona Health Care Cost Containment System effective October 1, 2003. The premium tax for the year ended September 30, 2004 equaled $6.0 million and is offset by a corresponding increase in the premium revenue paid by the Arizona Health Care Cost Containment System to Health Choice.

     Provision for bad debts — Provision for bad debts for our hospital operations for the year ended September 30, 2004 was $127.0 million, or 11.5% of acute care net revenue, compared to $86.2 million, or 9.2%, for the prior year. On a same facility basis, the provision for bad debts was $106.3 million, or 10.2% of acute care net revenue for the year ended September 30, 2004. The 1.0% increase as a percentage of acute care net revenue on a same facility basis was due primarily to growth in self-pay revenue resulting from an increase in the number of uninsured patients. Additionally, the provision for bad debts was negatively impacted by an increase in the amount of co-payments and deductibles passed on by employers to employees. We anticipate that growth in self-pay revenue will continue to negatively impact the provision for bad debts. We continue to focus on our emergency rooms through facilities redesign, Medicaid eligibility automation and process-flow improvements. As a result of our focus, point-of-service collections increased 42.0% for the year ended September 30, 2004 compared to the prior year.

     Depreciation and amortization — The $15.8 million increase in depreciation and amortization expense from $56.3 million for the year ended September 30, 2003 to $72.1 million for the year ended September 30, 2004 was primarily the result of the acceleration of depreciation on two of our facilities in anticipation of consolidating these hospitals’ operations into a new hospital for 2005. This resulted in $12.0 million of additional depreciation in 2004 as compared to 2003. The remaining change in depreciation expense for the year ended September 30, 2004 was the result of incremental depreciation expense on North Vista and other additions to property and equipment during fiscal years 2003 and 2004. These additions were the result of the implementation of our capital strategy, pursuant to which we made substantial investments in our existing facilities.

     Interest, net — The $1.4 million increase in interest expense, net of interest income, from $53.9 million for the year ended September 30, 2003 to $55.3 million for the year ended September 30, 2004 was due to an increase in average debt outstanding offset by a decrease in interest rates during the year ended September 30, 2004. Borrowings under both our current and former senior secured credit facilities are and were subject to interest at variable rates. The weighted average interest rate of outstanding borrowings under the senior secured credit facilities was approximately 4.5% for the year ended September 30, 2004 compared to 5.7% for the prior year.

     Minority interests — Minority interests increased $2.5 million to $4.3 million in fiscal 2004 compared to $1.8 million in fiscal 2003. Minority interests represents the third party portion of earnings of our non-wholly owned subsidiaries included in our consolidated statements of operations. The increase in minority interests relates primarily to our successful syndication of four of our subsidiaries during fiscal 2003 and the first three months of fiscal 2004, pursuant to which each subsidiary sold limited partnership units to third party investors.

     Income tax expense — The provision for income taxes for the year ended September 30, 2004 was $4.5 million. We recorded no provision for income taxes for the year ended September 30, 2003 due to the use of deferred tax assets that were previously reserved with a valuation allowance.

     Net earnings(loss) — Net earnings decreased from $20.6 million in fiscal 2003 to a loss of $32.4 million in fiscal 2004. Net earnings for the fiscal year ended September 30, 2004 includes a $3.6 million gain on the sale of Rocky Mountain Medical Center property and an $8.9 million write-off of deferred financing costs resulting from an amendment to our former senior secured credit facilities. Additionally, net earnings for fiscal 2004 was adversely affected by a $52.1 million loss on early extinguishment of debt and $19.8 million in merger expenses, both incurred in connection with the Transactions.

Year Ended September 30, 2003 Compared to Year Ended September 30, 2002

     Net revenue — Net revenue for the year ended September 30, 2003 was $1.1 billion, an increase of $138.3 million, or 14.6%, from $949.9 million for the prior year. The increase in net revenue was a combination of an increase of $122.5 million in net revenue from hospital operations, which we refer to as our acute care service segment in our financial statements, and an increase of $15.8 million in net revenue from Health Choice.

     Before eliminations, net revenue from our hospital operations for the year ended September 30, 2003 was $941.3 million, an increase of $123.2 million, or 15.1%, from $818.1 million for the prior year. For the years ended September 30, 2003 and 2002, approximately $7.1 million and $6.4 million, respectively, of net revenue received from Health Choice by hospitals and other healthcare entities owned by us was eliminated in consolidation. Net adjustments to estimated third-party payor settlements, also known as prior years contractuals, resulted in a decrease in net revenue of $5.0 million for the year ended September 30, 2003 compared to an increase in net revenue of $2.0 million for the prior year. Our net patient revenue per adjusted admission increased 10.2% for the year ended September 30, 2003 compared to the prior year. The increase in net patient revenue per adjusted admission was due primarily to rate increases and increased acuity.

     Net revenue from Health Choice was $154.0 million for the year ended September 30, 2003, an increase of $15.8 million, or 11.4%, from $138.2 million for the prior year. Covered lives under this prepaid Medicaid plan increased 13.4% from 58,342 at September 30, 2002 to approximately 70,000 at September 30, 2003. The increase in covered lives positively impacted Health Choice’s net revenue for the year ended September 30, 2003 compared to the prior year. The growth in covered lives was due primarily to a change in the eligibility standards in Arizona beginning in April 2001, with additional phase-in dates in July 2001 and October 2001, which increased the Medicaid-eligible population.

     Salaries and benefits — Salaries and benefits expense from our hospital operations for the year ended September 30, 2003 was $368.8 million, or 39.2%, of acute care net revenue, compared to $319.4 million, or 39.0%, for the prior year. The 0.2% increase as a percentage of acute care net revenue was due primarily to general wage inflation and an increase in employee benefits and contract labor. Contract labor, a component of salaries and benefits expense, increased by $9.7 million, or a 0.8% increase as a percent of acute care net revenue, for the year ended September 30, 2003 compared to the prior year. This increase was due primarily to significant volume growth in certain markets requiring greater utilization of agency nurses and technicians, coupled with increases in rates charged by staffing agencies. Benefits expense from our hospital operations increased by approximately $10.1 million, or a 0.2% increase as a percent of acute care net revenue, for the year ended September 20, 2003 compared to the prior year due primarily to the increased cost and utilization of healthcare benefits for employees.

     Supplies — Supplies expense from our hospital operations for the year ended September 30, 2003 was $151.9 million, or 16.1% of acute care net revenue, compared to $132.6 million, or 16.2%, for the prior year. The 0.1% decrease as a percentage of acute care net revenue was due in part to increased compliance with our group purchasing contract. This contract resulted in better pricing generally and greater discounts on certain implants, offset by an overall increase in acuity levels, which resulted in an increased utilization of higher cost medical supplies such as cardiac implants and certain drugs. During the fourth quarter of 2003, we entered into a new contract for the distribution of pharmaceutical and medical supplies for certain of our facilities. The change in distributor was made to achieve better service and price savings on such supplies.

     Medical claims — Medical claims expense before eliminations for Health Choice increased $12.7 million to $135.7 million for the year ended September 30, 2003 compared to $123.0 million for the year ended September 30, 2002. For the years ended September 30, 2003 and 2002, approximately $7.1 million and $6.4 million, respectively, of medical claims expense paid to our hospitals was eliminated in consolidation. Medical claims expense represents the amounts paid by Health Choice for health care services provided to its members. The increase in medical claims expense was due to the incremental cost of increased enrollment.

     Rents and leases — Rents and leases for our hospital operations for the year ended September 30, 2003 was $33.0 million, or 3.5% of acute care net revenue, compared to $32.0 million, or 3.9%, for the prior year.

     Other operating expenses — Other operating expenses from our hospital operations for the year ended September 30, 2003 was $162.2 million, or 17.3% of acute care net revenue, compared to $139.0 million, or 17.1%, for the prior year. The 0.2% decrease as a percentage of acute care net revenue was primarily a result of the leveraging of fixed costs through the growth in net revenue, offset to an extent by an increase in insurance, physician recruiting and legal expenses. Insurance expense increased by approximately $3.1 million, or in excess of 17%, for the year ended September 30, 2003 compared to the prior year. Physician recruiting expense increased by $2.9 million for the year ended September 30, 2003 compared to the prior year. Additionally, litigation-related expenses for Rocky Mountain Medical Center during fiscal year 2003 were $2.6 million.

     Provision for bad debts — Provision for bad debts for our hospital operations for the year ended September 30, 2003 was $86.2 million, or 9.2% of acute care net revenue, compared to $72.2 million, or 8.8%, for the prior year. The 0.4% increase as a percentage of acute care net revenue was due primarily to growth in self-pay revenue resulting from an increase in the number of uninsured patients. Additionally, the provision for bad debts was negatively impacted by an increase in the amount of co-payments and deductibles passed on by employers to employees.

     Depreciation and amortization — The $10.2 million increase in depreciation and amortization expense from $46.1 million for the year ended September 30, 2002 to $56.3 million for the year ended September 30, 2003 was primarily the result of the incremental depreciation expense on additions to property and equipment during fiscal 2003. These additions were the result of the implementation of our operating strategy, pursuant to which we made substantial investments in our existing facilities. Additionally, during the fourth quarter of 2003, we began the acceleration of depreciation on two of our facilities in anticipation of consolidating these hospitals’ operations into a new hospital in fiscal 2005. This resulted in $3.0 million of additional depreciation in fiscal 2003 as compared to fiscal 2002.

     Interest, net — The $1.4 million decrease in interest expense, net of interest income, from $55.3 million for the year ended September 30, 2002 to $53.9 million for the year ended September 30, 2003 was due to a decline in interest rates during fiscal 2003, offset by additional interest expense incurred on the 8 1/2% notes. Borrowings under our former senior secured credit facilities bore interest at variable rates. The weighted average interest rate of outstanding borrowings under the former senior secured credit facilities was approximately 5.7% for the fiscal year ended September 30, 2003 compared to 6.5% for the prior year.

     Loss on early extinguishment of debt — During the year ended September 30, 2003, we recorded a $3.9 million loss on debt extinguishment as a result of the expensing of unamortized deferred financing costs associated with the refinancing of former senior secured credit facilities.

     Impairment of assets held for sale — During fiscal 2003, we recorded an impairment charge of $11.7 million on assets held for sale. This charge was based on the then current estimated net proceeds anticipated from the eventual sale of the Rocky Mountain Medical Center real property. The charge was taken to reflect the fact that we were considering the sale of the property to potential purchasers who would convert its use to retail.

     Minority interests — Minority interests increased $786,000 to $1.8 million in fiscal 2003 compared to $1.0 million in fiscal 2002. Minority interests represents the third party portion of earnings of our non-wholly owned subsidiaries included in our consolidated statements of operations. The increase in minority interests relates primarily to our successful syndication of three of our subsidiaries during fiscal 2003, pursuant to which each subsidiary sold limited partnership units to third party investors.

     Income tax expense — We recorded no provision for income taxes for the years ended September 30, 2003 and 2002 due to the use of deferred tax assets that were previously reserved with a valuation allowance.

     Cumulative effect of a change in accounting principle — During the year ended September 30, 2002, we recorded a $39.5 million cumulative effect of a change in accounting principle, consisting of a non-cash transitional impairment charge, related to the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

     Net earnings (loss) — Net earnings (loss) increased from $(11.0) million in fiscal 2002, including the effect of the $39.5 million cumulative effect of a change in accounting principle discussed above and the $972,000 reversal of excess loss accrual for discontinued operations, to $20.6 million in fiscal 2003. Net earnings for the year ended September 30, 2003 was adversely affected by increases in depreciation and amortization expense, the impairment of assets held for sale and loss on debt extinguishment, along with interest expense on the 8 1/2% notes.

Asset Revaluation

     During the year ended September 30, 2003, we recorded an impairment charge of $11.7 million on assets held for sale based on the then current estimated net proceeds anticipated from the eventual sale of the Rocky Mountain Medical Center real property. This charge was taken to reflect the fact that we were considering the sale of the property to potential purchasers who would convert its use to retail. On February 13, 2004, we sold the Rocky Mountain Medical Center property. The approximately 23.5-acre property and certain associated equipment, fixtures and other personal property were acquired by the Board of Education of the Granite School District (of Salt Lake County) for approximately $15.2 million. Rocky Mountain Medical Center was a hospital owned by us that ceased operations in June 2001. We recorded a gain on sale of the property during the year ended September 30, 2004 of approximately $3.6 million.

Summary of Operations by Quarter

     The following table presents unaudited quarterly operating results for the years ended September 30, 2004 and 2003. We believe that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the consolidated financial statements. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

	Quarter Ended
	Sept. 30,	June 30,	March 31,	Dec. 31,
	2004	2004 (2)	2004	2003
		(in thousands)
Net revenue	$357,748	$355,267	$355,515	$318,104
Net earnings (loss) from continuing operations before income taxes (1)	8,023	(54,619)	10,235	9,090
Net earnings (loss) (1)	3,547	(56,041)	11,851	8,218

	Quarter Ended
	Sept. 30,	June 30,	March 31,	Dec. 31,
	2003	2003	2003	2002
		(in thousands)
Net revenue	$283,156	$278,799	$271,436	$254,765
Net earnings from continuing operations before income taxes (3)	2,041	82	10,938	7,492
Net earnings (3)	2,041	82	10,938	7,492

(1)	Results for the quarter ended March 31, 2004 include $8.5 million in write-off of debt issue costs and gain on sale of assets of $3.6 million.

(2)	For comparability, the results of IAS and IASIS LLC have been combined for the quarter ended June 30, 2004. These results include $51.9 million of loss on the early extinguishment of debt and $19.8 million of merger expenses.

(3)	Results for the quarter ended June 30, 2003 include a $3.9 million loss on the extinguishment of debt and an $11.7 million charge to record the impairment of assets held for sale.

Liquidity and Capital Resources

Operating Activities

     Our primary sources of liquidity are cash flow provided by our operations, available cash on hand and our revolving credit facility. At September 30, 2004, we had $107.8 million in net working capital, compared to $137.2 million at September 30, 2003, excluding $11.1 million in assets held for sale. We generated cash from operating activities of $82.1 million during the year ended September 30, 2004, compared to $117.3 million during the year ended September 30, 2003. Excluding $56.6 million of bond tender premiums, consent fees and other merger related expenses, cash flows provided by operating activities for the fiscal year ended September 30, 2004 would have been $138.7 million. Net accounts receivable increased $12.1 million (including $17.1 million in North Vista accounts receivable at September 30, 2004) from $153.2 million at September 30, 2003 to $165.3 million at September 30, 2004. Since its acquisition on February 1, 2004, we have invested approximately $14.4 million in working capital at North Vista. Excluding third-party settlement receivables, our days of net revenue outstanding on a same facility basis at September 30, 2004 were 49 as compared to 56 at September 30, 2003.

Investing Activities

     Investing activities used $138.0 million during the year ended September 30, 2004. During the year ended September 30, 2004, we paid $25.0 million for the acquisition of North Vista, including direct transaction costs. Capital expenditures, including $12.5 million of amounts accrued in accounts payable and capital lease obligations for the year ended September 30, 2004, were approximately $139.6 million. Additionally, we received $14.9 million in net proceeds from the sale of the Rocky Mountain Medical Center property. Our growth strategy requires significant capital expenditures during the year ended September 30, 2005 and future years. We expect our capital expenditures for fiscal 2005 to be approximately $140.0 million to $150.0 million, including approximately $35.0 to $40.0 million for the construction on our new hospital in Port Arthur, Texas. We plan to open the new facility in Port Arthur in our third fiscal quarter of 2005. Additionally, we plan to spend in the range of $45.0 to $55.0 million for growth and new business projects and $30.0 million in replacement or maintenance related projects at our hospitals. Our plan for fiscal 2005 also includes $8.0 million in capital expenditures for North Vista. At September 30, 2004, we had construction and other various projects in progress with an estimated cost to complete and equip over the next three years of approximately $81.5 million. In November 2004, we paid $8.3 million in cash for the purchase of a 47-acre parcel of undeveloped land in the East Valley of our Phoenix, Arizona market. We are currently evaluating future expansion opportunities on this property. During the year ended September 30, 2004, we entered into a three-year agreement with an information systems vendor to provide clinical information technology products and services at our hospitals. We believe that providing and demonstrating high quality of care is becoming an increasingly important factor in governmental reimbursement as well as in negotiating preferred managed care contracting rates. During fiscal 2005, we expect to spend approximately $7.5 million in hardware and software related costs in connection with the implementation of this advanced clinical system. We plan to finance our proposed capital expenditures with borrowings under our new senior credit facilities, as well as with cash generated from operations, cash on hand and other capital sources that may become available.

Financing Activities

     Financing activities provided net cash of $53.7 million during the year ended September 30, 2004. During the year ended September 30, 2004, we repaid $326.5 million of our 13% and 8 1/2% notes and $321.1 million of our former senior secured credit facilities in connection with the Transactions. Cash paid to securities holders of IAS in connection with the Transactions totaled $677.8 million. In addition, we repaid $1.8 million pursuant to the terms of our former senior secured credit facilities, repaid $1.0 million pursuant to the terms of our new senior secured credit facilities, repaid $2.8 million in capital lease obligations and incurred $31.8 million in debt financing costs. Sources of financing include net proceeds received in connection with the Transactions, which were comprised of $529.0 million in cash equity, $425.0 million in new senior secured debt and $475.0 million in our outstanding 8 3/4% notes.

     On June 22, 2004, as part of the Transactions, we entered into an amended and restated senior credit agreement with various lenders and repaid all outstanding indebtedness under our former senior secured credit facilities.

     The senior secured credit facilities consist of:

•	a senior secured Tranche B term loan of $425.0 million, which we refer to as the Term Facility; and;

•	a senior secured revolving credit facility of up to $250.0 million, which we refer to as the Revolving Facility, and which is available for working capital and other general corporate purposes.

     The amended and restated senior credit agreement also contains an “accordion” feature that permits us to borrow at a later date additional term loans, maturing no earlier than the Term Facility, in an aggregate amount up to $300.0 million, subject to the receipt of commitments and the satisfaction of other conditions (including compliance with the indebtedness covenant under the notes). No commitments for such increase have been received at this time.

     The Term Facility has a maturity of seven years, with principal due in 24 consecutive equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the Term Facility during the first six years thereof, with the balance payable in four equal installments in year seven. Unless terminated earlier, the Revolving Facility has a maturity of six years. The new senior secured credit facilities are subject to mandatory prepayment under specific circumstances, including a portion of excess cash flow, a portion of the net proceeds from an initial public offering, asset sales, debt issuances and specified casualty events, each subject to various exceptions.

     The Tranche B term loan bears interest at a rate equal to LIBOR plus 2.25% per annum or at our option, the base rate plus 1.25% per annum. The loans under the Revolving Facility initially bear interest at a rate equal to LIBOR plus 2.50% per annum or at our option, the base rate plus 1.50% per annum, and, beginning after December 31, 2004, such interest may decline by as much as 0.50% if certain leverage ratios are met. A commitment fee equal to 0.50% per annum times the daily average undrawn portion of the Revolving Facility accrues and is payable quarterly in arrears.

     The amended and restated senior credit agreement provides for capital expenditure limitations and requires that we comply with various other financial ratios and tests and contains covenants limiting our ability to, among other things, incur additional indebtedness; sell or dispose of assets; make investments, loans or advances; pay certain restricted payments and dividends; or amend the terms of the 8 3/4% notes. Under the amended and restated credit agreement, we may acquire hospitals and other related businesses upon satisfaction of certain requirements, including demonstrating pro forma compliance with a maximum senior leverage ratio of 3.5 to 1, along with the maximum total leverage and minimum interest coverage ratios discussed below. Financial related covenants under the amended and restated senior credit agreement, applicable to us as of September 30, 2004, include the following ratios:

September 30,
2004
Actual Total Leverage Ratio	4.41
Maximum Total Leverage Ratio	6.25

Actual Interest Coverage Ratio	3.16
Minimum Interest Coverage Ratio	2.00

     Consolidated EBITDA is defined by the new senior secured credit facilities as earnings (loss) before interest expense, income taxes, depreciation and amortization, loss on early extinguishment of debt, write-off of debt issue costs, impairment of assets held for sale, merger expenses, management fees, gain (loss) on sale of assets, minority interests, and Rocky Mountain Medical Center legal costs. Consolidated EBITDA is used as a basis for the ratios above. Failure to comply with these ratios would constitute an event of default under the new senior secured credit facilities, thereby accelerating all amounts outstanding under the Term Facility and Revolving Facility, including all accrued interest thereon, as due and payable upon demand by the lenders. In addition, the occurrence of an event of default under the new senior secured credit facilities would constitute an event of default under the indenture governing the 8 3/4% notes. Such an event would have a material adverse effect on our liquidity and financial condition.

     At September 30, 2004, $423.9 million was outstanding under the Term Facility, no amounts were outstanding under the Revolving Facility and we had $36.7 million outstanding in letters of credit. During the next twelve months, we are required to repay $4.3 million in principal under our new senior secured credit facilities and $3.6 million under our capital lease obligations.

     On October 13, 1999, IAS issued $230.0 million of 13% senior subordinated notes due 2009. On May 25, 2000, IAS exchanged all of its outstanding 13% senior subordinated notes due 2009 for 13% senior subordinated exchange notes due 2009 registered under the Securities Act of 1933, as amended, which we refer to as the 13% notes. Terms and conditions of the exchange offer were as set forth in the registration statement on Form S-4 filed with the Securities and Exchange Commission that became effective on April 17, 2000.

     On June 6, 2003, IAS issued $100.0 million of 8 1/2% senior subordinated notes due 2009. On August 14, 2003, IAS exchanged all of its outstanding 8 1/2% senior subordinated notes due 2009 for 8 1/2% senior subordinated notes due 2009 registered under the Securities Act, which we refer to as the 8 1/2% notes. Terms and conditions of the exchange offer were as set forth in the registration statement on Form S-4 filed with the Securities and Exchange Commission that became effective on July 16, 2003.

     In connection with the Transactions, IAS retired approximately 98.5% of the outstanding principal amount of the 13% notes and 100% of the outstanding principal amount of the 8 1/2% notes pursuant to a cash tender offer and consent solicitation. Holders of approximately $3.5 million of the 13% notes did not tender their notes. Of the proceeds from the Transactions, $3.5 million was allocated for the future retirement of the outstanding 13% notes, which were subsequently retired in October 2004.

     On June 22, 2004, in connection with the Transactions, IASIS LLC and IASIS Capital Corporation, a wholly owned subsidiary of IASIS LLC formed solely for the purpose of serving as a co-issuer, or IASIS Capital, issued $475.0 million aggregate principal amount of 8 3/4% senior subordinated notes due 2014. On December 15, 2004, IASIS LLC and IASIS Capital exchanged all of their outstanding 8 3/4% senior subordinated notes due 2014 for 8 3/4% senior subordinated notes due 2014 registered under the Securities Act, which we refer to as the 8 3/4% notes. Terms and conditions of the exchange offer were as set forth in the registration statement on Form S-4 filed with the Securities and Exchange Commission that became effective on November 12, 2004.

     The 8 3/4% notes are general unsecured senior subordinated obligations of the issuers, are subordinated in right of payment to their existing and future senior debt, are pari passu in right of payment with any of their future senior subordinated debt and are senior in right of payment to any of their future subordinated debt. Our existing domestic subsidiaries, other than non-guarantor subsidiaries which include Health Choice and our non-wholly owned subsidiaries, are guarantors of the 8 3/4% notes. The indenture governing the notes generally provides that we may designate other subsidiaries as non-guarantors under certain circumstances. The 8 3/4% notes are effectively subordinated to all of the issuers’ and the guarantors’ secured debt to the extent of the value of the assets securing the debt and are structurally subordinated to all liabilities and commitments (including trade payables and lease obligations) of our subsidiaries that are not guarantors of the 8 3/4% notes.

     As of September 30, 2004, we provided a performance guaranty in the form of a letter of credit in the amount of $20.6 million for the benefit of the Arizona Health Care Cost Containment System to support our obligations under the Health Choice contract to provide and pay for healthcare services. Additionally, Health Choice maintains a cash balance of $5.0 million and an intercompany demand note with us. The amount of the performance guaranty is based in part upon the membership in the plan and the related capitation revenue paid to us.

     Based upon our current level of operations and anticipated growth, we believe we have sufficient liquidity to meet our cash requirements over the short term (next 12 months) and over the next three years. In evaluating the sufficiency of our liquidity for both the short term and long term, we considered the expected cash flow to be generated by our operations, cash on hand and the available borrowings under our senior secured credit facilities compared to our anticipated cash requirements for debt service, working capital, capital expenditures and the payment of taxes, as well as funding requirements for long term liabilities. As a result of this evaluation, we believe that we will have sufficient liquidity for the next three years to fund the expenditures set forth in the Tabular Disclosure of Contractual Obligations below, as well as sufficient liquidity to fund cash required for the payment of taxes and the capital expenditures required to maintain our facilities during this period of time. We are unable at this time to extend our evaluation of the sufficiency of our liquidity beyond three years. We cannot assure you, however, that our operating performance will generate sufficient cash flow from operations or that future borrowings will be available under our new senior secured credit facilities, or otherwise, to enable us to grow our business, service our indebtedness, including the new senior secured credit facilities and the 8 3/4% notes, or make anticipated capital expenditures. See “Risk Factors” beginning on page 19.

     One element of our business strategy is to selectively pursue acquisitions and strategic alliances in existing and new markets. Any acquisitions or strategic alliances may result in the incurrence of, or assumption by us, of additional indebtedness. We continually assess our capital needs and may seek additional financing, including debt or equity as considered necessary to fund capital expenditures and potential acquisitions or for other corporate purposes. Our future operating performance, ability to service or refinance the notes and ability to service and extend or refinance the new senior secured credit facilities will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See “Risk Factors” beginning on page 19.

Off-Balance Sheet Arrangements

     We are a party to a rent shortfall agreement and certain master lease agreements with non-affiliated entities and an unconsolidated entity, including parent-subsidiary guarantees, in the ordinary course of business. We do not believe we have engaged in any transaction or arrangement with an unconsolidated entity that is reasonably likely to materially affect liquidity.

     We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Tabular Disclosure of Contractual Obligations

     The following table reflects a summary of obligations and commitments outstanding including both the principal and interest portions of long-term debt and capital lease obligations, as of September 30, 2004.

	Payments Due By Period
	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 Years	Total
			(in millions)
Contractual Cash Obligations:
Long-term debt, with interest (1)	$68.4	$128.8	$128.0	$1,097.9	$1,423.1
Capital lease obligations, with interest	3.6	6.5	1.4	—	11.5
Medical claims	55.4	—	—	—	55.4
Operating leases	24.1	36.9	26.7	72.5	160.2
Purchase obligations	7.7	8.5	1.8	—	18.0

Subtotal	$159.2	$180.7	$157.9	$1,170.4	$1,668.2

	Amount of Commitment Expiration Per Period
	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 Years	Total
		(in millions)
Other Commitments:
Construction and improvement commitments	$66.3	$15.2	$—	$—	$81.5
Guarantees of surety bonds	0.5	—	—	—	0.5
Letters of credit	—	—	—	36.7	36.7
Physician commitments	6.8	0.1	—	—	6.9
Other commitments	0.6	0.6	0.5	0.3	2.0

Subtotal	$74.2	$15.9	$0.5	$37.0	$127.6

Total obligations and commitments	$233.4	$196.6	$158.4	$1,207.4	$1,795.8

(1)	We used 4.46%, the weighted average interest rate incurred on our bank credit facility in 2004, as the assumed interest rate to be paid on amounts outstanding under the Term Facility which accrues actual interest at a variable rate.

Seasonality

     The patient volumes and net revenue at our healthcare operations are subject to seasonal variations and generally are greater during the quarter ended March 31 than other quarters. These seasonal variations are caused by a number of factors, including seasonal cycles of illness, climate and weather conditions in our markets, vacation patterns of both patients and physicians and other factors relating to the timing of elective procedures.

Recent Accounting Pronouncements

     In December 2003, the Financial Accounting Standards Board issued Revised Interpretation No. 46, “Consolidation of Variable Interest Entities,” referred to as FIN 46R, which requires the consolidation of variable interest entities. FIN 46R was applicable to financial statements of companies that had interests in “special purpose entities” during the calendar year 2003. Effective as of our second fiscal quarter of 2004, FIN 46R is applicable to financial statements of companies that have interests in all other types of entities. The adoption of FIN 46R did not have a material effect on our results of operations or financial position.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. We have in place $675.0 million of new senior secured credit facilities bearing interest at variable rates at specified margins above either the agent bank’s alternate base rate or its LIBOR rate. The new senior secured credit facilities consist of the Term Facility, which is a $425.0 million, seven-year Tranche B term loan, and the Revolving Facility, which is a $250.0 million, six-year revolving credit facility. Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates on our consolidated financial position, results of operations or cash flow would not be material. As of September 30, 2004, we had variable rate debt of approximately $424 million. Holding other variables constant, including levels of indebtedness, a 0.125% increase in interest rates would have had an estimated impact on pre-tax earnings and cash flows for the next twelve month period of $530,000. We have not taken any action to cover interest rate risk and are not a party to any interest rate market risk management activities.

     The Term Facility bears interest at a rate equal to LIBOR plus 2.25% per annum or at our option, the base rate plus 1.25% per annum, and will mature in 2011. The loans under the Revolving Facility bear interest at a rate equal to the LIBOR rate, plus a margin of 2.00% to 2.50% or at our option, the base rate, plus a margin of 1.00% to 1.50%, such rate in each case depending on our total leverage ratio. The Revolving Facility matures in 2010. No amounts were outstanding under the Revolving Facility as of September 30, 2004.

     At September 30, 2004, the fair market value of the outstanding notes was $496.4 million, based upon quoted market prices as of that date.

Item 8. Financial Statements and Supplementary Data

IASIS Healthcare LLC
Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	54
Consolidated Balance Sheets at September 30, 2004 and 2003 (Predecessor)	55
Consolidated Statements of Operations for the periods June 23, 2004 to September 30, 2004 and October 1, 2003 to June 22, 2004 (Predecessor) and the Years Ended September 30, 2003 and 2002 (Predecessor)	56
Consolidated Statements of Equity for the periods June 23, 2004 to September 30, 2004 and October 1, 2003 to June 22, 2004 (Predecessor) and the Years Ended September 30, 2003 and 2002 (Predecessor)	57
Consolidated Statements of Cash Flows for the periods June 23, 2004 to September 30, 2004 and October 1, 2003 to June 22, 2004 (Predecessor) and the Years Ended September 30, 2003 and 2002 (Predecessor)	58
Notes to Consolidated Financial Statements	60

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
IASIS Healthcare Corporation, sole member of IASIS Healthcare LLC

We have audited the accompanying consolidated balance sheet of IASIS Healthcare LLC as of September 30, 2004 and the consolidated balance sheet of IASIS Healthcare Corporation (Predecessor) as of September 30, 2003 and the related consolidated statements of operations, equity and cash flows for the period from June 23, 2004 to September 30, 2004 (Successor) and the related consolidated statements of operations, shareholders’ equity and cash flows for the period from October 1, 2003 to June 22, 2004 and the years ended September 30, 2003 and 2002 (Predecessor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IASIS Healthcare LLC at September 30, 2004 and the consolidated financial position of IASIS Healthcare Corporation (Predecessor) at September 30, 2003, and the consolidated results of its operations and its cash flows for the period from June 23, 2004 to September 30, 2004 and the consolidated results of its operations and its cash flows for the period from October 1, 2003 to June 22, 2004 and for the years ended September 30, 2003 and 2002 (Predecessor) in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective October 1, 2001, the Company changed its method of accounting for goodwill and other intangible assets.

/s/ Ernst & Young LLP

Nashville, Tennessee
November 12, 2004

IASIS HEALTHCARE LLC

CONSOLIDATED BALANCE SHEETS
(In thousands except share amounts)

		Predecessor
	September 30,	September 30,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$98,805	$101,070
Accounts receivable, net of allowance for doubtful accounts of $94,139 and $47,028, respectively	165,280	153,183
Inventories	26,253	23,842
Prepaid expenses and other current assets	21,297	16,316
Assets held for sale	—	11,070

Total current assets	311,635	305,481
Property and equipment, net	532,459	435,477
Goodwill	252,204	252,204
Unallocated purchase price	585,013	—
Other assets, net	42,850	36,837

Total assets	$1,724,161	$1,029,999

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$61,295	$54,172
Salaries and benefits payable	36,463	29,842
Accrued interest payable	13,821	20,978
Medical claims payable	55,421	25,767
Other accrued expenses and other current liabilities	26,142	20,529
Current portion of long-term debt and capital lease obligations	10,728	5,903

Total current liabilities	203,870	157,191
Long-term debt and capital lease obligations	902,026	658,531
Other long-term liabilities	31,596	27,795
Minority interest	12,964	10,383
Equity:
Member’s Equity	573,705	—
Preferred stock – $0.01 par value, authorized 5,000,000 shares at September 30, 2003; no shares issued and outstanding at September 30, 2003	—	—
Common stock – $0.01 par value, authorized 100,000,000 shares at September 30, 2003; 31,985,029 shares issued and 31,956,113 shares outstanding at September 30, 2003	—	320
Nonvoting common stock – $0.01 par value, authorized 10,000,000 shares at September 30, 2003; no shares issued and outstanding at September 30, 2003	—	—
Additional paid-in capital	—	450,720
Treasury stock, at cost, 16,306,541 shares at September 30, 2003	—	(155,300)
Accumulated deficit	—	(119,641)

Total equity	573,705	176,099

Total liabilities and equity	$1,724,161	$1,029,999

See accompanying notes.

IASIS HEALTHCARE LLC

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

		Predecessor
	June 23, 2004	October 1, 2003	Year Ended	Year Ended
	through	through	September 30, 2003	September 30,
	September 30, 2004	June 22, 2004	2003	2002
Net revenue:
Acute care revenue	$301,305	$794,887	$934,192	$811,732
Premium revenue	88,169	202,273	153,964	138,156

Total net revenue	389,474	997,160	1,088,156	949,888
Costs and expenses:
Salaries and benefits	115,538	308,881	375,509	324,713
Supplies	46,580	129,665	152,199	132,960
Medical claims	74,051	168,338	128,595	116,607
Rents and Leases	8,840	23,158	33,545	31,998
Other operating expenses	57,346	145,648	164,482	141,342
Provision for bad debts	39,486	87,466	86,231	72,238
Interest expense, net	15,667	39,673	53,881	55,317
Depreciation and amortization	21,648	50,490	56,280	46,111
Management fees	746	—	—	—
Impairment of assets held for sale	—	—	11,741	—
Loss on early extinguishment of debt	232	51,852	3,900	—
Merger expenses	—	19,750	—	—
Write-off of debt issue costs	—	8,850	—

Total costs and expenses	380,134	1,033,771	1,066,363	921,286
Earnings (loss) before gain (loss) on sale of assets, minority interests and income taxes	9,340	(36,611)	21,793	28,602
Gain (loss) on sale of assets, net	(107)	3,731	588	(7)
Minority interests	(1,207)	(3,098)	(1,828)	(1,042)

Earnings (loss) before income taxes	8,026	(35,978)	20,553	27,553
Income tax expense	3,321	1,152	—	—

Net earnings from continuous operations before cumulative effect of a change in accounting principle	4,705	(37,130)	20,553	27,553
Cumulative effect of a change in accounting principle	—	—	—	(39,497)
Discontinued operations:
Reversal of excess loss accrual for discontinued physician practice operations	—	—	—	972

Net earnings (loss)	$4,705	$(37,130)	$20,553	$(10,972)

     See accompanying notes.

IASIS HEALTHCARE LLC

CONSOLIDATED STATEMENTS OF EQUITY
(In thousands except share amounts)

	Common Stock		Additional Paid-In	Treasury	Accumulated	Member’s
	Shares	Par Value	Capital	Stock	Deficit	Equity	Total
Balance at September 30, 2001 (Predecessor)	31,932,529	$320	$450,496	$(155,300)	$(129,222)	$—	$166,294
Shares issued	23,334	—	222	—	—	—	222
Net loss	—	—	—	—	(10,972)	—	(10,972)

Balance at September 30, 2002 (Predecessor)	31,955,863	320	450,718	(155,300)	(140,194)	—	155,544
Stock options exercised	250	—	2	—	—	—	2
Net earnings	—	—	—	—	20,553	—	20,553

Balance at September 30, 2003 (Predecessor)	31,956,113	320	450,720	(155,300)	(119,641)	—	176,099
Net loss for the period October 1, 2003 to June 22, 2004	—	—	—	—	(37,130)	—	(37,130)

Balance at June 22, 2004 (Predecessor)	31,956,113	320	450,720	(155,300)	(156,771)	—	138,969
Elimination of the Predecessor’s equity accounts as a result of the merger	(31,956,113)	(320)	(450,720)	155,300	156,771	—	(138,969)
Initial equity in IASIS Healthcare LLC	—	—	—	—	—	544,000	544,000
Rollover equity investment						40,000	40,000
Sponsor fees	—	—	—	—	—	(15,000)	(15,000)
Net earnings for the period June 23, 2004 to September 30, 2004	—	—	—	—	—	4,705	4,705

Balance at September 30, 2004	—	—	—	—	—	$573,705	$573,705

IASIS HEALTHCARE LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	June 23, 2004	Predecessor
	through	October 1, 2003	Year Ended	Year Ended
	September 30,	through	September 30,	September 30,
	2004	June 22, 2004	2003	2002
Cash flows from operating activities:
Net earnings (loss)	$4,705	$(37,130)	$20,553	$(10,972)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	21,648	50,490	56,280	46,111
Minority interests	1,207	3,098	1,828	1,042
Cumulative effect of a change in accounting principle	—	—	—	39,497
Reversal of excess accrual for discontinued Operations	—	—	—	(972)
Impairment of assets held for sale	—	—	11,741	—
Deferred income taxes	3,234	—	—	—
Loss (gain) on sale of assets	107	(3,731)	(588)	7
Loss on early extinguishment of debt	—	14,993	3,900	—
Write-off of debt issue costs	—	8,850	—
Changes in operating assets and liabilities, net of acquisition and disposal:
Accounts receivable	8,722	(8,542)	1,413	(6,427)
Establishment of accounts receivable of recent acquisition	—	(11,325)	—	—
Inventories, prepaid expenses and other current assets	(1,581)	(5,656)	(2,356)	(3,706)
Accounts payable and other accrued liabilities	25,978	6,991	24,508	12,525

Net cash provided by operating activities	64,020	18,038	117,279	77,105

Cash flows from investing activities:
Purchase of property and equipment	(44,806)	(82,265)	(80,600)	(47,625)
Acquisitions including working capital settlement payments	(1,950)	(23,032)	—
Purchase of real estate	—	—	—	(55,338)
Proceeds from sale of assets	—	14,928	3,205	148
Change in other assets	797	(1,650)	(2,853)	(5,377)

Net cash used in investing activities	(45,959)	(92,019)	(80,248)	(108,192)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	529,000	2	222
Proceeds from debt borrowings	—	900,000	589,600	190,100
Cash paid to security holders	—	(677,780)	—	—
Payment of merger costs incurred by members of IASIS Investment LLC	—	(10,800)	—	—
Payment of debt and capital leases	(1,852)	(651,371)	(516,249)	(162,019)
Debt financing costs incurred	(349)	(31,469)	(14,667)	(2,587)
Distribution of minority interests	(983)	(2,510)	(762)	(685)
Proceeds received from (costs paid for) hospital syndications	(15)	1,784	6,115	—

Net cash provided by (used in) financing activities	(3,199)	56,854	64,039	25,031

Increase (decrease) in cash and cash equivalents	14,862	(17,127)	101,070	(6,056)
Cash and cash equivalents at beginning of period	83,943	101,070	—	6,056

Cash and cash equivalents at end of period	$98,805	$83,943	$101,070	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,285	$62,069	$49,198	$58,875

Cash paid (refund received) for income taxes, net	$(3)	$(105)	$57	$(1,830)

IASIS HEALTHCARE LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands)

		Predecessor
	June 23, 2004	October 1,
	through	2003	Year Ended	Year Ended
	September 30,	through	September	September
	2004	June 22, 2004	30, 2003	30, 2002
Supplemental schedule of noncash investing and financing activities:
Capital lease obligations incurred to acquire equipment	$—	$1,542	$8,033	$4,686

Property and equipment in accounts payable	$11,006	$13,165	$—	$

Stock consideration received	$—	$40,000	$—	$

     See accompanying notes.

IASIS HEALTHCARE LLC

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

     IASIS Healthcare Corporation (“IAS” or the “Predecessor”) entered into a definitive merger agreement dated as of May 4, 2004 (the “Merger Agreement”) pursuant to which an investor group led by Texas Pacific Group acquired IAS through a merger on June 22, 2004 (the “Merger”).

     In order to consummate the Merger, the investor group established IASIS Investment LLC, a Delaware -limited liability company (“IASIS Investment”), and capitalized it with cash and shares of IAS’s common stock. The cash contributed by the investor group was contributed by IASIS Investment to a wholly owned subsidiary of IASIS Investment, which merged with and into IAS. In the Merger, IAS issued shares of common and preferred stock to IASIS Investment, which became the sole stockholder of IAS after giving effect to the Merger.

     Prior to the Merger, IAS contributed substantially all of its assets and liabilities to IASIS Healthcare LLC, a newly formed Delaware limited liability company (“IASIS LLC”), in exchange for all of the equity interests in IASIS LLC. As a result, IAS is a holding company and IAS’s operations are conducted by IASIS LLC and its subsidiaries. References herein to the “Company” are to IASIS LLC and its subsidiaries and, unless indicated otherwise or the context requires, include the Predecessor.

     For a discussion of the Merger and related financing transactions, see Notes 3 and 4 to these financial statements. The Merger, the related financing transactions and the use of the proceeds from the financing transactions are referred to herein as the “Transactions.”

     The accompanying consolidated financial statements as of the dates and for all periods prior to June 23, 2004 reflect the financial position, results of operations and cash flows of the Predecessor. The consolidated financial statements as of the dates and for the periods on and after June 23, 2004, reflect the financial position, results of operations and cash flows of IASIS LLC.

     The Merger has been accounted for as a purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. Because of this accounting treatment the consolidated financial statements of IASIS LLC reflect a step-up in basis.

     IASIS LLC owns and operates medium-sized acute care hospitals in high-growth urban and suburban markets. At September 30, 2004, the Company owned or leased 15 acute care hospitals and one behavioral health hospital, with a total of 2,267 beds in service, located in five regions:

•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	Tampa-St. Petersburg, Florida;

•	Las Vegas, Nevada; and

•	four cities in Texas, including San Antonio.

     The Company also owns and operates a Medicaid managed health plan in Phoenix called Health Choice Arizona, Inc. (“Health Choice” or the “Plan”), serving over 105,000 members at September 30, 2004. In addition, the Company has an ownership interest in three ambulatory surgery centers.

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

     The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying unaudited condensed consolidated financial statements and notes. Actual results could differ from those estimates.

     The consolidated financial statements include all subsidiaries and entities under common control of the Company. Control is generally defined by the Company as ownership of a majority of the voting interest of an entity. Significant intercompany transactions have been eliminated. Investments in entities that the Company does not control, but in which it has a substantial ownership interest and can exercise significant influence, are accounted for using the equity method.

     The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include the IASIS LLC corporate office costs, which were $7.4 million, $25.2 million, $32.1 million and $19.1 million, respectively, for the period June 23, 2004 through September 30, 2004, the period October 1, 2003 through June 22, 2004, and the years ended September 30, 2003 and 2002.

2. Significant Accounting Policies

Net Revenue

     The Company’s healthcare facilities have entered into agreements with third-party payors, including government programs and managed care health plans, under which the facilities are paid based upon established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges.

     Net patient revenue is reported at the estimated net realizable amounts from third-party payors and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with third-party payors. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and are adjusted, if necessary, in future periods when final settlements are determined. Net adjustments to estimated third-party payor settlements (“prior year contractuals”) resulted in an increase in net revenue of $38,000 for the period June 23, 2004 through September 30, 2004; a decrease in net revenue of $1.1 million for the period October 1, 2003 through June 22, 2004, a decrease of $5.0 million for the year ended September 30, 2003 and an increase in net revenue of $2.0 million for the year ended September 30, 2002.

     The calculation of appropriate payments from the Medicare and Medicaid programs as well as terms governing agreements with other third-party payors are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term. The Company believes that it is in material compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company’s financial statements. Compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties and exclusion from the Medicare and Medicaid programs.

     The Company provides care without charge to patients who are financially unable to pay for the healthcare services they receive. Because the Company does not pursue collection of amounts determined to qualify as charity care, they are not reported in net revenue.

     Health Choice is a prepaid Medicaid managed health plan that derives approximately 100% of its revenue through a contract with the Arizona Health Care Cost Containment System (“AHCCCS”) to provide specified health services through contracted providers to qualified Medicaid enrollees. Revenue generated under the AHCCCS contract with Health Choice represented approximately 23%, 20%, 14% and 15% of the net revenue of the Company for the periods ended September 30, 2004 and June 22, 2004 and years ended September 30, 2003 and 2002,

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

respectively. Health Choice entered into a new three year contract with AHCCCS effective October 1, 2003. The new contract provides AHCCCS with two one-year renewal options following the initial term. Contractually, Health Choice is reimbursed by AHCCCS for healthcare costs that exceed stated amounts at a rate ranging from 75% to 100% of qualified healthcare costs in excess of stated levels of $5,000 to $35,000, depending on eligibility classification of the member. Qualified costs must be incurred during the contract year and are the lesser of the amount paid by the Plan or the AHCCCS fee schedule. Reinsurance recoveries are recognized under the contract with AHCCCS when healthcare costs exceed stated amounts as provided under the contract including estimates of such costs at the end of each accounting period. Capitation payments received by Health Choice are recognized as revenue in the month that members are entitled to healthcare services.

Cash and Cash Equivalents

     The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents balances primarily with high credit quality financial institutions. The Company manages its credit exposure by placing its investments in high quality securities and by periodically evaluating the relative credit standing of the financial institution.

Accounts Receivable

     The Company receives payments for services rendered from federal and state agencies (under the Medicare, Medicaid and TRICARE programs), managed care health plans, commercial insurance companies, employers and patients. During the periods ended September 30, 2004 and June 22, 2004 and the years ended September 30, 2003 and 2002 approximately 42%, 39%, 40% and 39%, respectively, of the Company’s net patient revenue related to patients participating in the Medicare and Medicaid programs. The Company recognizes that revenue and receivables from government agencies are significant to its operations, but does not believe that there are significant credit risks associated with these government agencies. The Company believes that concentration of credit risk from other payors is limited by the number of patients and payors.

     Net Medicare settlement receivables estimated as of September 30, 2004 and 2003 and included in accounts receivable in the accompanying consolidated balance sheets approximated $9.6 million and $4.5 million, respectively.

Inventories

     Inventories, principally medical supplies, implants and pharmaceuticals, are stated at the lower of average cost or market.

Long-lived Assets

(a) Property and Equipment

     Property and equipment are stated at cost. Routine maintenance and repairs are charged to expense as incurred. Expenditures that increase capacities or extend useful lives are capitalized. Depreciation expense, including amortization of assets capitalized under capital leases, is computed using the straight-line method and was $19.7 million, $48.3 million, $52.5 million and $41.6 million for the periods September 30, 2004 and June 22, 2004 and the years ended September 30, 2003 and 2002, respectively. Buildings and improvements are depreciated over estimated useful lives ranging generally from 14 to 40 years. Estimated useful lives of equipment vary generally from 3 to 25 years. Leasehold improvements are amortized on a straight-line basis over the lesser of the terms of the respective leases or their estimated useful lives. The Company capitalized interest associated with construction projects totaling $0.8 million, $1.5 million, $1.3 million and $0.8 million, respectively, for the periods ended September 30, 2004, and June 22, 2004, and the years ended September 30, 2003 and 2002.

     The Company adopted Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) effective October 1, 2002. Prior to October 1,

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

2002, the Company recognized impairments of long-lived assets in accordance with SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” In accordance with SFAS No. 144, when events, circumstances or operating results indicate that the carrying values of certain long-lived assets and related identifiable intangible assets (excluding goodwill) that are expected to be held and used might be impaired, the Company considers the recoverability of assets to be held and used by comparing the carrying amount of the assets to the present value of future net cash flows expected to be generated by the assets. If assets are identified as impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets as determined by independent appraisals or estimates of discounted future cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(b) Goodwill

     Effective October 1, 2001, the Company adopted the provisions of SFAS No. 141, Business Combinations, and SFAS No. 142 Goodwill and Other Intangible Assets. Under the provisions of SFAS No. 142 amortization of goodwill ceased as of October 1, 2001. As a result of the transitional impairment test required by SFAS No. 142, the Company recorded an impairment charge to goodwill of $39.5 million as of October 1, 2001. The impairment charge to goodwill is reflected as a cumulative effect of a change in accounting principle in the accompanying consolidated statements of operations. The impairment relates to goodwill associated with the Arizona market included in the acute care service segment and was based on a discounted cash flow analysis using a discount rate of 17%. Pursuant to the provisions of SFAS No. 142, goodwill is no longer amortized but is subject to annual impairment reviews. The Company completed its annual impairment test of goodwill during 2004 noting no impairment. All of the Company’s goodwill is recorded in the acute care segment.

(c) Unallocated Purchase Price

     Unallocated purchase price of approximately $585.0 million is included in the accompanying balance sheet as of September 30, 2004 and represents the preliminary purchase price for IAS pending a final appraisal from an independent third party.

(d) Other Assets

     Other assets consist primarily of costs associated with the issuance of debt, which are amortized over the life of the related debt, and costs to recruit physicians to the Company’s markets, which are deferred and amortized over the term of the respective physician recruitment agreement. Amortization of deferred financing costs is included in depreciation and amortization expense. Amortization of physician recruiting costs is included in other operating expenses and equaled $1.9 million, $4.4 million, $3.9 million and $1.1 million, respectively, for the periods ended September 30, 2004 and June 22, 2004 and the years ended September 30, 2003 and 2002. Net physician recruiting costs included in the accompanying consolidated balance sheets at September 30, 2004 and 2003, equaled $9.8 million and $8.5 million, respectively.

Income Taxes

     The Company accounts for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The Company assesses the likelihood that deferred tax assets will be recovered from future taxable income to determine whether a valuation allowance should be established.

Minority Interest in Consolidated Entities

     The consolidated financial statements include all assets, liabilities, revenues and expenses of less than 100% owned entities controlled by the Company. Accordingly, management has recorded minority interests in the earnings and equity of such consolidated entities.

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

Medical Claims Payable

     Monthly capitation payments made by Health Choice to physicians and other healthcare providers are expensed in the month services are contracted to be performed. Claims expense for non-capitated arrangements is accrued as services are rendered by hospitals, physicians, and other healthcare providers during the year. The Plan’s medical claims expense, including claims paid to the Company’s hospitals in Phoenix, Arizona, was approximately $76.8 million, $176.4, $135.7 million and $123.0 million for the periods ended September 30, 2004 and June 22, 2004 and the years ended September 30, 2003 and 2002, respectively.

     Medical claims payable related to Health Choice include claims received but not paid and an estimate of claims incurred but not reported. Incurred but not reported claims are estimated using a combination of historical claims experience (including severity and payment lag time) and other actuarial analysis including number of enrollees, age of enrollees and certain enrollee health indicators to predict the cost of healthcare services provided to enrollees during any given period. While management believes that its estimation methodology effectively captures trends in medical claims costs, actual payments could differ significantly from our estimates given changes in the healthcare cost structure or adverse experience.

Stock Based Compensation

     Although IASIS LLC has no stock option plan or outstanding stock options, the Company, through its parent, IASIS Healthcare Corporation, grants stock options for a fixed number of common shares to employees. SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensate plans at fair value. The Company has chosen to account for employee stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees and, accordingly, recognizes no compensation expense for the stock option grants when the exercise price of the options equals, or is greater than, the market value of the underlying stock on the date of grant.

     If the Company had measured compensation cost for the stock options granted under the fair value based method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, net earnings (loss) would have been changed to the pro forma amounts set forth below (in thousands):

	June 23, 2004	Predecessor
	through	October 1, 2003	Year Ended	Year Ended
	September 30,	through June 22,	September 30,	September 30,
	2004	2004	2003	2002
Net earnings (loss)
As reported	$4,705	$(37,130)	$20,553	$(10,972)
Pro forma	4,441	(38,227)	18,938	(12,802)

     The effect of applying SFAS No. 123 for providing pro forma disclosure is not likely to be representative of the effect on reported net income for future years.

Fair Value of Financial Instruments

     Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are reflected in the accompanying consolidated financial statements at fair value because of the short-term nature of these instruments. The fair value of the Company’s long-term bank facility debt and capital lease obligations also approximate carrying value as they bear interest at current market rates. The estimated fair value of the Company’s 8 3/4% senior subordinated notes was approximately $496.4 million at September 30, 2004. The estimated fair values of the 8 3/4% senior subordinated notes at September 30, 2004 are based upon quoted market prices at that date.

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

Reclassifications

     Certain prior period amounts have been reclassified to conform to current period presentation. Such reclassifications had no material effect on the financial position and results of operations as previously reported.

Recently Issued Accounting Pronouncements

     In December 2003, the Financial Accounting Standards Board (“FASB”) issued Revised Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46R”), which requires the consolidation of variable interest entities. FIN 46R was applicable to financial statements of companies that had interests in “special purpose entities” during the calendar year 2003. Effective as of the Company’s second fiscal quarter of 2004, FIN 46R is applicable to financial statements of companies that have interests in all other types of entities. The adoption of FIN 46R did not have a material effect on the Company’s results of operations or financial position.

Related Party Transaction

     Pursuant to the terms and conditions of a management agreement among the Company, Texas Pacific Group and certain other persons, the Company has agreed to pay Texas Pacific Group and such other persons a monitoring fee of 0.25% of budgeted net revenue, up to a maximum of $5 million per fiscal year, on a quarterly basis, during the term of the management agreement, plus reimburse them for their reasonable disbursements and out-of-pocket expenses. During the period ended September 30, 2004 the Company paid $746,000 in monitoring fees.

     Pursuant to the terms and conditions of a stockholders’ agreement among IAS, JLL Healthcare, LLC, and certain other stockholders, the Company agreed to pay certain administrative fees and expenses incurred by JLL Healthcare, LLC during the term of the stockholders’ agreement. During the periods from October 1, 2003 through June 22, 2004, and the years ended September 30, 2003 and 2002, the Company paid JLL Healthcare, LLC approximately $173,000, $360,000 and $450,000, respectively, for its administrative fees and expenses. The stockholders’ agreement was terminated in connection with the Transactions and no amounts were paid to JLL Healthcare, LLC under the stockholders’ agreement during the period from June 23, 2004 through September 30, 2004.

3. The Transactions

The Merger

     Pursuant to the Merger Agreement, an investor group led by Texas Pacific Group acquired IAS on June 22, 2004. In the Merger, IAS’s security holders received, in the aggregate, $738.0 million less the amount of certain expenses and other adjustments. In addition, approximately $647.6 million of existing indebtedness was refinanced in connection with the Merger. The total transaction value, including tender premiums, consent fees and other fees and expenses, was approximately $1.5 billion.

     In order to consummate the Merger, the investor group established IASIS Investment and capitalized it with $544.0 million in cash and a contribution of shares of IAS’s common stock valued at $40.0 million. The cash contributed by the investor group was contributed by IASIS Investment to a wholly owned subsidiary of IASIS Investment, which merged with and into IAS. Prior to the Merger, IAS contributed substantially all of its assets and liabilities to IASIS LLC in exchange for all of the equity interests in IASIS LLC. As a result, IAS is a holding company, IASIS LLC is a wholly-owned subsidiary of IAS, and IAS’s operations are conducted by IASIS LLC.

     The following capitalization and financing transactions occurred in connection with the Merger:

•	a cash investment made by the investor group totaling $544.0 million in cash;

•	a contribution of shares of IAS common stock of $40.0 million;

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

•	the execution of an amended and restated credit agreement governing new senior secured credit facilities providing for a $425.0 million term loan, drawn at closing, and a $250.0 million revolving credit facility for working capital and general corporate purposes, which was not drawn at closing as discussed below; and

•	the issuance and sale of $475.0 million in aggregate principal amount of the 8 3/4% notes, as discussed below.

     The proceeds from the financing transactions were used to:

•	pay all amounts due to the security holders of IAS under the terms of the Merger Agreement;

•	repay all outstanding indebtedness under IAS’s existing senior secured credit facilities;

•	repurchase IAS’s 13% notes and 8 1/2% notes, as discussed below, and pay the related tender premiums and consent fees, pursuant to a tender offer and consent solicitation by IAS; and

•	pay the fees and expenses related to the Merger and the related financing transactions.

     In connection with the Transactions, the Company incurred a loss on early extinguishment of debt of $51.9 million, which includes tender premiums and consent fees totaling $36.9 million and the write-off of deferred financing costs of $15.0 million. In addition, the Company incurred $19.8 million in merger related expenses, which include legal and advisory costs and special bonus compensation to management of IAS. The Company also paid a sponsor fee of $15 million to the investor group, which was recorded as a reduction of the equity investment received from them.

4. Long-Term Debt and Capital Lease Obligations

     Long-term debt and capital lease obligations consist of the following (in thousands):

		Predecessor
	September 30,	September 30,
	2004	2003
Senior secured credit facilities	$423,938	$322,875
Senior subordinated notes	478,500	330,000
Capital lease obligations	10,316	11,559

	912,754	664,434
Less current maturities	10,728	5,903

	$902,026	$658,531

Senior Secured Credit Facilities

     On February 7, 2003, IAS completed the refinancing of its bank credit facility to provide for a $475.0 million credit facility in the form of a $350.0 million, six year term B loan and a $125.0 million, five year revolving credit facility (the “2003 credit facility”). Effective June 6, 2003, the 2003 credit facility was amended to allow for the issuance of IAS’s 8 1/2% senior subordinated notes, as discussed below. Proceeds from the 2003 credit facility were used to refinance amounts outstanding under the Company’s former credit facility and to fund closing and other transaction related costs of $10.6 million incurred in connection with the refinancing. Amounts outstanding under the 2003 credit facility were repaid with proceeds from the Transactions as discussed in Note 3.

     As part of the Transactions, the Company entered into an amended and restated senior credit agreement with various lenders and Bank of America, N.A., as administrative agent, and repaid all outstanding indebtedness under the 2003 credit facility.

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

     The new senior secured credit facilities consist of a new senior secured term loan of $425.0 million (the “Term Facility”) and a new senior secured revolving credit facility of $250.0 million (the “Revolving Facility”). The Term Facility has a maturity of seven years, with principal due in 24 consecutive equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the Term Facility during the first six years thereof, with the balance payable in four equal installments in year seven. Unless terminated earlier, the Revolving Facility has a single maturity of six years. The new senior secured credit facilities are also subject to mandatory prepayment under specific circumstances, including a portion of excess cash flow, a portion of the net proceeds from an initial public offering, asset sales, debt issuances and specified casualty events, each subject to various exceptions.

     The term loans under the Term Facility bear interest at a rate equal to LIBOR plus 2.25% per annum or at our option, the base rate plus 1.25% per annum. The loans under the Revolving Facility initially bear interest at a rate equal to LIBOR plus 2.50% per annum or at our option, the base rate plus 1.50% per annum, and, beginning after December 31, 2004, may decline by as much as 0.50% if certain leverage ratios are met. A commitment fee equal to 0.50% per annum times the daily average undrawn portion of the Revolving Facility will accrue and will be payable quarterly in arrears.

     All of the obligations under the new senior secured credit facilities are guaranteed by IAS and the Company’s existing and subsequently acquired or organized domestic subsidiaries (except Health Choice and Biltmore Surgery Center Limited Partnership).

     The new senior secured credit facilities are secured by first priority security interests in substantially all assets of the Company and the guarantors thereunder. In addition, the new senior secured credit facilities are secured by a first priority security interest in 100% of the common interests of the Company and 100% of the capital stock of each of the Company’s present and future domestic subsidiaries to the extent owned by the Company or a guarantor, and all intercompany debt owed to the Company or any guarantor.

     The new senior secured credit facilities contain a number of covenants that, among other things, limit the Company’s ability and the ability of its subsidiaries to (i) dispose of assets; (ii) incur additional indebtedness; (iii) incur guarantee obligations; (iv) repay other indebtedness; (v) pay certain restricted payments and dividends; (vi) create liens on assets or prohibit liens securing the new senior secured credit facilities; (vii) make investments, loans or advances; (viii) restrict distributions to the Company; (ix) make certain acquisitions; (x) engage in mergers or consolidations; (xi) enter into sale and leaseback transactions; (xii) engage in certain transactions with subsidiaries and affiliates; or (xiii) amend the terms of the 8 3/4% notes, and otherwise restrict corporate activities. In addition, under the new senior secured credit facilities, the Company is required to comply with specified financial ratios and tests, including a minimum interest coverage ratio, a maximum leverage ratio and maximum capital expenditures.

     At September 30, 2004, there was $423.9 million outstanding under the Term Facility loan and no amounts outstanding under the revolving credit facility. The Term Facility includes a $75.0 million sublimit for letters of credit that may be issued. At September 30, 2004, the Company had issued $36.7 million in letters of credit. The Company pays a commitment fee equal to 0.5% of the average daily amount available under the revolving credit facility. The weighted average interest rate of outstanding borrowings under the 2003 credit facility and the Term Facility was approximately 3.8% and 4.6% for the periods ended September 30, 2004 and June 22, 2004, respectively.

13% Senior Subordinated Notes and 8 1/2% Senior Subordinated Notes

     On October 13, 1999, IAS issued $230.0 million of 13% senior subordinated notes due 2009. On May 25, 2000, IAS exchanged all of its outstanding 13% senior subordinated notes due 2009 for 13% senior subordinated exchange notes due 2009 registered under the Securities Act of 1933, as amended (the “13% notes”). Terms and conditions of the exchange offer were as set forth in the registration statement on Form S-4 filed with the Securities and Exchange Commission that became effective on April 17, 2000.

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

     On June 6, 2003, IAS issued $100.0 million of 8 1/2% senior subordinated notes due 2009. On August 14, 2003, IAS exchanged all of its outstanding 8 1/2% senior subordinated notes due 2009 for 8 1/2% senior subordinated notes due 2009 registered under the Securities Act (the “8 1/2% notes”). Terms and conditions of the exchange offer were as set forth in the registration statement on Form S-4 filed with the Securities and Exchange Commission that became effective on July 16, 2003.

     In connection with the Transactions, on May 6, 2004, IAS commenced a cash tender offer to purchase any and all of the 13% notes and the 8 1/2% notes. IAS also commenced a solicitation of consents to proposed amendments to the indentures governing the notes that would amend or eliminate substantially all of the restrictive covenants contained in the indentures. As of the consent payment deadline, holders of approximately 98.5% of the outstanding principal amount of the 13% notes and 100% of the outstanding principal amount of the 8 1/2% notes had tendered their notes and consented to the applicable proposed amendments. IAS executed supplemental indentures implementing the proposed amendments shortly thereafter, thereby terminating withdrawal rights for tendering holders. The proposed amendments became operative when IAS accepted for purchase and paid for tendered notes. In October 2004, the remaining $3.5 million of the 13% notes were retired. Such amounts are included in current liabilities on the Company’s balance sheet at September 30, 2004.

8 3/4% Senior Subordinated Notes

     In connection with the Transactions, on June 22, 2004, the Company and IASIS Capital Corporation, a wholly owned subsidiary of IASIS LLC formed solely for the purpose of serving as a co-issuer (“IASIS Capital”) (IASIS LLC and IASIS Capital referred to collectively as the “Issuers”), issued $475.0 million aggregate principal amount of 8 3/4% senior subordinated notes due 2014.

     On December 15, 2004, the Issuers exchanged all of their outstanding 8 3/4% senior subordinated notes due 2014 for 8 3/4% senior subordinated notes dues 2014 registered under the Securities Act (the “8 3/4% notes”). Terms and conditions of the exchange offer were as set forth in the registration statement on Form S-4 filed with the Securities and Exchange Commission that became effective on November 12, 2004.

     The 8 3/4% notes are general unsecured senior subordinated obligations and are subordinated in right of payment to all existing and future senior debt of the Company. The Company’s existing domestic subsidiaries, other than non-guarantor subsidiaries which include Health Choice and the Company’s non-wholly owned subsidiaries, are guarantors of the 8 3/4% notes. The 8 3/4% notes are effectively subordinated to all of the Issuers’ and the guarantors’ secured debt to the extent of the value of the assets securing the debt and are structurally subordinated to all liabilities and commitments (including trade payables and lease obligations) of the Company’s subsidiaries that are not guarantors of the 8 3/4% notes.

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

     Maturities of long-term debt, excluding capital lease obligations at September 30, 2004 are as follows (in thousands):

2005	$7,750
2006	4,250
2007	4,250
2008	4,250
2009	4,250
Thereafter	877,688

$902,438

5. Acquisitions and Dispositions

Acquisition of IASIS Healthcare Corporation

     As previously discussed in Note 3, IAS entered into the Merger Agreement dated as of May 4, 2004, pursuant to which an investor group led by Texas Pacific Group acquired IAS through the Merger on June 22, 2004.

     The Merger has been accounted for as a purchase in accordance with SFAS No. 141, Business Combinations. The allocation of the Merger purchase price is based on preliminary estimates of the fair value of the assets acquired and liabilities assumed. The preliminary purchase price allocation is subject to the Company obtaining a final valuation prepared by an independent appraiser. The preliminary purchase price for IAS, including direct transaction costs, equaled $1.5 billion, of which $585.0 million remains in unallocated purchase price on the Company’s September 30, 2004 balance sheet. The Company expects a significant portion of the unallocated purchase to ultimately be allocated to goodwill. Any goodwill resulting from the purchase price allocation will not result in additional deductible goodwill for tax purposes.

Acquisition of North Vista Hospital

     Effective as of February 1, 2004, the Predecessor, through a wholly-owned subsidiary, acquired substantially all of the assets of North Vista Hospital (formerly known as Lake Mead Hospital Medical Center) in Las Vegas, Nevada (“North Vista”). The Predecessor acquired the 198-bed hospital from a subsidiary of Tenet Healthcare Corporation (“Tenet”). The net consideration paid, after working capital adjustments and including direct transaction costs, was $25.0 million, which was funded with cash on hand. The Tenet subsidiary retained the accounts receivable related to the operation of the hospital prior to the acquisition. In addition, the Tenet subsidiary agreed to indemnify the purchaser for all liabilities related to the operation of the hospital prior to closing, other than the assumed liabilities. The subsidiary’s indemnification obligations are guaranteed by Tenet. The results of the operations of North Vista are included in the accompanying consolidated statements of operations from the effective date of the acquisition.

     The purchase price for the North Vista acquisition was allocated as follows (in thousands).

Total
Fair value of assets acquired:
Prepaid assets	$105
Inventory	1,717
Property, plant and equipment	25,531

Assets acquired	27,353
Liabilities assumed	2,371

Cash paid for net assets acquired	$24,982

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

Pro Forma Results

     The following table shows the unaudited pro forma results of consolidated operations of the Predecessor as if the North Vista acquisition and the Transactions (as previously described in Note 3) had occurred at the beginning of the period presented, after giving effect to certain adjustments, including the depreciation and amortization of the assets acquired based upon their fair values, changes in net interest expense resulting from changes to consolidated debt and invested cash and changes in income taxes (in millions):

	Predecessor
		Year
	October 1, 2003	Ended
	through June 22,	September 30,
	2004	2003
Net revenue	$1,036	$1,184
Earnings before income taxes	13	16
Income tax expense	1	—
Net earnings	$12	$16

     Results for periods October 1, 2003 through June 22, 2004 exclude the loss on the early extinguishment of debt totaling $51.9 million and merger expenses of $19.8 million. Both charges resulted directly from the Transactions and are excluded because such amounts will not have a continuing impact on the Company. Results for the year ended September 30, 2003 include an impairment charge of $11.7 million recorded by the Company to write down the value of the Rocky Mountain Medical Center property to its estimated realizable value.

Sale of Rocky Mountain Medical Center

     On February 13, 2004, the Predecessor closed the sale of its Rocky Mountain Medical Center property in Salt Lake City, Utah. The approximately 23.5-acre property and certain associated equipment, fixtures and other personal property were acquired by the Board of Education of the Granite School District (of Salt Lake County) for approximately $15.2 million. Rocky Mountain Medical Center was a hospital owned by the Predecessor that ceased operations in June 2001. The Company recorded a gain on the sale of the property during the period ended June 22, 2004 of approximately $3.6 million.

6. Property and Equipment

     Property and equipment consist of the following (in thousands):

		Predecessor
	September 30, 2004	September 30, 2003
Land	$37,981	$34,050
Buildings and improvements	314,631	251,206
Equipment	352,406	281,141

	705,018	566,397
Less accumulated depreciation and amortization	(242,728)	(176,846)

	462,290	389,551
Construction-in-progress (estimated cost to complete at September 30, 2004 - $81.5 million)	70,169	45,926

	$532,459	$435,477

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

     Included in equipment are assets leased under capital leases of $14.5 million and $13.7 million, net of accumulated amortization of approximately $4.1 million and $3.4 million, at September 30, 2004 and 2003, respectively.

7. Member’s Equity and Stockholders’ Equity

Common Interests of IASIS LLC

     As of September 30, 2004, all of the common interests of IASIS LLC were owned by IAS, its sole member. IASIS LLC was formed as a wholly owned subsidiary of IAS in connection with the Transactions.

Shares of Common Stock of IAS

     As of June 22, 2004, immediately preceding the Merger, IAS had 31,956,113 shares of common stock outstanding. As discussed in Note 3, in connection with the Merger, holders of shares of common stock of IAS received cash proceeds totaling $655.4 million. Certain shareholders of IAS contributed 1.8 million shares of IAS common stock in connection with the Merger to IASIS Investment. Holders of IAS common stock options received cash proceeds totaling $21.9 million.

8. Stock Options

2000 Stock Option Plan

     The Predecessor maintained a stock option plan, IASIS Healthcare Corporation 2000 Stock Option Plan (“2000 Stock Option Plan”). The maximum number of shares of common stock reserved for the grant of stock options under the 2000 Stock Option Plan was 7,208,940, subject to adjustment as provided for in the 2000 Stock Option Plan. As a condition to the exercise of an option, optionees agreed to be bound by the terms and conditions of a stockholders’ agreement among the Company, JLL Healthcare, LLC, and certain other stockholders, including restrictions on transferability contained therein. The options were exercisable over a period not to exceed five years after the date of grant, subject to earlier vesting provisions as provided for in the 2000 Stock Option Plan.

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

Information regarding the Predecessor’s stock option activity for the periods indicated is summarized below:

			Weighted
		Option Price Per	Average
	Stock Options	Share	Exercise Price
Balance at September 30, 2001 (Predecessor)	5,585,797	$9.52–40.00	$24.31
Granted	2,415,423	$9.52–40.00	$24.35
Exercised	—	$9.52	$—
Cancelled/Forfeited	(1,425,967)	$9.52–40.00	$24.29

Balance at September 30, 2002 (Predecessor)	6,575,253	$9.52–40.00	$24.32
Granted	1,166,349	$9.52–40.00	$24.35
Exercised	(250)	$9.52	$9.52
Cancelled/Forfeited	(907,648)	$9.52–40.00	$24.35

Balance at September 30, 2003 (Predecessor)	6,833,704	$9.52–40.00	$24.33

Granted	133,856	$9.52–40.00	$24.35
Exercised	(1,792,193)	$9.52	$9.52
Rolled over	(299,900)	$9.52	$9.52
Cancelled/Forfeited	(4,875,467)	$9.52–40.00	$24.35

Balance at June 22, 2004 (Predecessor)	—

     In connection with the Merger, holders of Predecessor common stock options effectively exercised 1,792,193 of in-the-money options, receiving cash proceeds totaling $21.9 million, or $12.24 per share, calculated as the excess of the $21.76 per share Merger consideration over the option exercise price of $9.52. In addition, certain holders of 299,900 of in-the-money Predecessor common stock options (the “Rollover Options”) elected to rollover and convert such options into options to purchase an aggregate 3,263 shares of preferred stock, with an exercise price of $437.48 per share, and 163,150 shares of common stock, with an exercise price of $8.75 per share, of IASIS Healthcare Corporation (IASIS LLC’s parent company). All remaining outstanding options of the Predecessor were cancelled upon consummation of the Merger.

2004 Stock Option Plan

     The IASIS Healthcare Corporation 2004 Stock Option Plan was established to promote the Company’s interests by providing additional incentives to its key employees, directors, service providers and consultants. The options granted under the plan represent the right to purchase IAS (the Company’s parent) common stock upon exercise. Each option shall be identified as either an incentive stock option or a non-qualified stock option. The plan was adopted by the board of directors and sole stockholder of IAS in connection with the Transactions. The maximum number of shares of IAS common stock that may be issued pursuant to options granted under the plan is 1,168,000; provided, however, that on each anniversary of the closing of the Transactions prior to an initial public offering, an additional 146,000 shares of common stock will be available for grant. The options become exercisable over a period not to exceed five years after the date of grant, subject to earlier vesting provisions as provided for in the 2004 Stock Option Plan. All options granted under the 2004 Stock Option Plan expire no later than 10 years from the respective dates of grant. At September 30, 2004, there were 62,250 options available for grant.

Information regarding the Company’s stock option activity for the periods indicated is summarized below:

	2004 Stock Option Plan			Rollover Options
			Weighted			Weighted
		Option	Average			Average
		Price Per	Exercise		Option Price	Exercise
	Options	Share	Price	Options	Per Share	Price
Balance at June 23, 2004	—	—	—	—	—	—
Granted/Rolled over	1,105,750	$20.00	$20.00	166,413	$8.76-$437.48	$17.16
Exercised	—	—	—	—	—	—
Cancelled/Forfeited	—	—	—	—	—	—

Balance at September 30, 2004	1,105,750	$20.00	$20.00	166,413	$8.76-$437.48	$223.12

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

     The following table summarizes information regarding the options outstanding and exercisable at September 30, 2004:

	Options Outstanding
		Weighted-
	Number	Average	Options
	Outstanding at	Remaining	Exercisable at
Exercise	September 30,	Contractual	September 30,
Price	2004	Life	2004
$ 8.75	163,150	6.5	163,150
$ 20.00	1,105,750	9.8	—
$437.48	3,263	6.5	3,263

	1,272,163		166,413

          The per share weighted-average fair value of stock options granted at an exercise price of $20.00 during the period ended September 30, 2004 was $6.91. The per share weighted-average fair value of stock options granted at an exercise price of $9.52 during the period ended June 22, 2004 and the years ended 2003 and 2002 was $1.63, $1.63 and $1.97, respectively, on the date of grant. All fair value amounts were determined using a minimum value option-pricing model based on the following assumptions:

		Predecessor
	June 23, 2004
	through	October 1, 2003	Year Ended	Year Ended
	September 30,	through June	September 30,	September 30,
	2004	22, 2004	2003	2002
Risk-free interest rate	4.24%	3.15%	3.15%	3.87%
Expected life	9.8 years	6.0 years	6.0 years	6.0 years
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

9. Income Taxes

     Income tax expense on income from continuing operations consists of the following (in thousands):

		(Predecessor)
	June 23, 2004	October 1, 2003	Year ended	Year ended
	through	through	September 30,	September 30,
	September 30, 2004	June 22, 2004	2003	2002
Current:
Federal	$—	$(136)	$—	$—
State	87	1,288	—	—
Deferred:
Federal	2,700	—	—	—
State	534	—	—	—

	$3,321	$1,152	$—	$—

     A reconciliation of the federal statutory rate to the effective income tax rate applied to earnings before income taxes for the periods ended September 30, 2004, June 22, 2004, September 30, 2003 and 2002 follows (in thousands):

		(Predecessor)
	June 23, 2004	October 1, 2003	Year ended	Year ended
	through	through	September 30,	September 30,
	September 30, 2004	June 22, 2004	2003	2002
Federal statutory rate	$2,809	$(12,592)	$7,194	$9,644
State income taxes, net of federal income tax benefit	404	837	—	—
Other non-deductible expenses	78	4,417	223	144
Change in valuation allowance charged to federal tax provision	—	8,097	(8,235)	(10,084)
Other items, net	30	393	818	296

Provision for income taxes	$3,321	$1,152	$—	$—

     A summary of the items comprising the deferred tax assets and liabilities at September 30, 2004 and 2003 follows (in thousands):

	2004		2003 (Predecessor)
	Assets	Liabilities	Assets	Liabilities
Depreciation and fixed asset basis differences	$—	$49,456	$—	$35,071
Amortization and intangible asset basis differences	5,710	—	24,377	—
Allowance for doubtful accounts	25,444	—	3,129	—
Professional liability	11,288		9,520
Accrued expenses and other liabilities	10,586		8,766
Deductible carryforwards and credits	53,117	—	39,853	—
Other, net	744	—	654	—
Valuation allowance	(57,433)	—	(51,228)	—

Total	$49,456	$49,456	$35,071	$35,071

     There were no net deferred income tax assets at September 30, 2004 or 2003. The Company had a net income tax payable balance of $1.4 million at September 30, 2004, which is included in other current liabilities in the accompanying consolidated balance sheet. There were no income taxes payable or receivable at September 30, 2003.

     The Merger constituted a tax-free transaction to the Company, although the Merger was accounted for as a purchase for financial statement purposes (see Note 5 above). Therefore, changes in the carrying values of assets and liabilities as a result of the purchase price allocation will not affect the respective tax bases. When the final purchase

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

price allocation is completed, changes to the carrying amounts of assets and liabilities will result in adjustments to certain items of deferred tax assets and liabilities.

     The Company maintains a valuation allowance for deferred tax assets it believes may not be utilized. The valuation allowance increased by $6.2 million during the year ended September 30, 2004 to offset a net increase in deferred tax assets. The deferred tax assets and liabilities recorded in the ultimate purchase price allocation will result in a reduction of the acquired intangible assets if realized in the future. Between June 23, 2004 and September 30, 2004, the successor utilized approximately $3.2 million of net deferred tax assets previously reserved by a valuation allowance, which resulted in a $3.2 million decrease to unallocated purchase price from the Transactions.

     At September 30, 2004, federal and state net operating loss carryforwards are available to offset future taxable income of approximately $135 million. The net operating losses begin to expire in 2019. A portion of the loss carryforward is subject to annual usage limitations after the ownership change caused by the Merger. The Company has an alternative minimum tax credit carryforward of $79,000 at September 30, 2004.

     During the year ended September 30, 2004, the Internal Revenue Service (“IRS”) concluded its examination of the Predecessor’s federal income tax returns for the years ended September 30, 2000 and 2001. The Company consented to the adjustments proposed by the IRS, all of which were temporary differences. As a result of the adjustments, the Company received a refund of approximately $200,000, attributable to an overpayment of alternative minimum tax, offset by interest charges on certain temporary differences. The net tax refund reduced current federal income tax expense for the period October 1, 2003 through June 22, 2004.

10. Contingencies

Net Revenue

     The calculation of appropriate payments from the Medicare and Medicaid programs as well as terms governing agreements with other third party payors are complex and subject to interpretation. Final determination of amounts earned under the Medicare and Medicaid programs often occurs subsequent to the year in which services are rendered because of audits by the programs, rights of appeal and the application of numerous technical provisions. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term. In the opinion of management, adequate provision has been made for adjustments that may result from such routine audits and appeals.

Professional, General and Workers Compensation Liability Risks

     The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment and personal injuries. To cover these types of claims, the Company maintains general liability and professional liability insurance in excess of self-insured retentions through a commercial insurance carrier in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is currently not a party to any such proceedings that, in the Company’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company expenses an estimate of the costs it expects to incur under the self-insured retention exposure for general and professional liability claims using historical claims data, demographic factors, severity factors, current incident logs and other actuarial analysis. As of September 30, 2004 and 2003, the Company’s professional and general liability accrual for asserted and unasserted claims was approximately $28.8 million and $24.3 million, respectively, which is included within other long-term liabilities in the accompanying consolidated balance sheets.

     The Company is subject to claims and legal actions in the ordinary course of business relative to workers compensation and other labor and employment matters. To cover these types of claims, the Company maintains workers compensation insurance coverage with a self-insured retention. The Company accrues costs of workers compensation claims based upon estimates derived from its claims experience.

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

Health Choice

     Health Choice has entered into a capitated contract whereby the Plan provides healthcare services in exchange for fixed periodic and supplemental payments from AHCCCS. These services are provided regardless of the actual costs incurred to provide these services. The Company receives reinsurance and other supplemental payments from AHCCCS to cover certain costs of healthcare services that exceed certain thresholds. The Company believes the capitated payments, together with reinsurance and other supplemental payments are sufficient to pay for the services Health Choice is obligated to deliver. As of September 30, 2004, the Company has provided a performance guaranty in the form of a letter of credit in the amount of $20.6 million for the benefit of AHCCCS to support its obligations under the Health Choice contract to provide and pay for the healthcare services. Additionally, Health Choice maintains a cash balance of $5.0 million and an intercompany demand note with the Company. The amount of the performance guaranty is based in part upon the membership in the Plan and the related capitation revenue paid to Health Choice.

Capital Expenditure Commitments

     The Company is building a new hospital in Port Arthur, Texas and expanding and renovating some of its existing facilities to permit additional patient volume and to provide a greater variety of services. The Company had incurred approximately $70.2 million in uncompleted projects as of September 30, 2004, which is included in property and equipment in its accompanying consolidated balance sheets. At September 30, 2004, the Company had various construction and other projects in progress with an estimated additional cost to complete and equip of approximately $81.5 million.

Tax Sharing Agreement and Consolidated Group Tax Liabilities

     Prior to the consummation of the Transactions, the Predecessor and some of its subsidiaries were included in JLL Healthcare, LLC’s consolidated group for U.S. federal income tax purposes as well as in some consolidated, combined or unitary groups which included JLL Healthcare, LLC for state, local and foreign income tax purposes. The Predecessor and JLL Healthcare, LLC entered into a tax sharing agreement in connection with the recapitalization transaction with Paracelsus Healthcare Corporation (currently known as Clarent Hospital Corporation) and the acquisition of hospitals and related facilities from Tenet Healthcare Corporation that occurred in October 1999. The tax sharing agreement required the Predecessor to make payments to JLL Healthcare, LLC such that, with respect to tax returns for any taxable period in which the Predecessor or any of its subsidiaries were included in JLL Healthcare, LLC’s consolidated group or any combined group including JLL Healthcare, LLC, the amount of taxes to be paid by the Predecessor would be determined, subject to some adjustments, as if it and each of its subsidiaries included in JLL Healthcare, LLC’s consolidated group or a combined group including JLL Healthcare, LLC filed their own consolidated, combined or unitary tax returns. The tax sharing agreement with JLL Healthcare, LLC terminated on June 22, 2004.

     IASIS LLC and some of its subsidiaries are included in IAS’s consolidated group for U.S. federal income tax purposes as well as in some consolidated, combined or unitary groups which include IAS for state, local and foreign income tax purposes. With respect to tax returns for any taxable period in which IASIS LLC or any of its subsidiaries are included in IAS’s consolidated group or any combined group including IAS, the amount of taxes to be paid by IASIS LLC is determined, subject to some adjustments, as if it and each of its subsidiaries included in IAS’s consolidated group or a combined group including IAS filed their own consolidated, combined or unitary tax returns.

     Each member of a consolidated group for U.S. federal income tax purposes is jointly and severally liable for the federal income tax liability of each other member of the consolidated group. Accordingly, although tax liabilities will be allocated between the Company and its consolidated group parent, the Company could be liable in the event that any federal tax liability was incurred, but not discharged, by any other member of the consolidated group.

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

Acquisitions

     The Company may choose to acquire businesses with prior operating histories. If acquired, such companies may have unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations, such as billing and reimbursement, fraud and abuse and similar anti-referral laws. Although the Company has policies designed to conform business practices to its policies following the completion of any acquisitions, there can be no assurance that the Company will not become liable for previous activities of prior owners that may later be asserted to be improper by private plaintiffs or government agencies. Although the Company generally would seek to obtain indemnification from prospective sellers covering such matters, there can be no assurance that any such matter will be covered by indemnification, or if covered, that such indemnification will be adequate to cover potential losses and fines.

Other

     The Company has been advised that its hospital in San Antonio, Texas, Southwest General Hospital, is a subject of an investigation relating to the provision of hyperbaric oxygen therapy services. In a letter dated February 11, 2003, the U.S. Attorney for the Western District of Texas stated that the investigation relates to certain billing practices for these services since 1998. The Company is cooperating with the U.S. Attorney’s office with respect to this investigation. Based on information currently available, the Company believes the investigation relates primarily to the period when Tenet owned the hospital. Although the Company is unable to predict the outcome of this investigation, management does not currently believe it will have a material adverse effect on the Company’s business, financial condition or results of operations.

     Tenet and its affiliates are defendants in a civil action brought on January 9, 2003 in the U.S. District Court for the Central District of California by the United States for the improper assignment of diagnostic codes and submitting false claims to Medicare. The litigation stems from an investigation by the U.S. Department of Justice, in conjunction with the Office of Inspector General, of certain hospital billings to Medicare for inpatient stays reimbursed pursuant to diagnosis related groups 79 (pneumonia), 415 (operating room procedure for infectious and parasitic diseases), 416 (septicemia) and 475 (respiratory system diagnosis with mechanical ventilator). Although hospitals that IAS acquired from Tenet are referenced in the complaint, all of the actions complained of occurred prior to December 31, 1998 and thus before the hospitals’ acquisition by IAS. IAS has informed Tenet that IAS has no obligation or liability for any of the matters described in the complaint and that IAS is entitled to indemnification if any damages or relief were to be sought against IAS in connection with the proceeding. Tenet has accepted service of process on behalf of these hospitals and has agreed to indemnify IAS.

     The Company believes it is in material compliance with all applicable laws and regulations. Compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action, including fines, penalties and exclusion from the Medicare and Medicaid programs.

11. Leases

     The Company leases various buildings, office space and equipment under capital and operating lease agreements. The leases expire at various times and have various renewal options. Operating lease rental expense relating primarily to the rental of buildings and equipment for the periods ended September 30, 2004 and June 22, 2004 and the years ended September 30, 2003 and 2002 approximated $8.8 million, $23.2 million, $33.5 million and $31.9 million, respectively.

     In June 2002, the Company amended one of its facility lease agreements. The Company exercised an option under the amended lease agreement to extend the lease for an additional 15-year term with an annual lease cost of $5.25 million, beginning in February 2004.

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

     Future minimum payments at September 30, 2004, by fiscal year and in the aggregate, under capital leases and noncancellable operating leases, net of sublease income, with initial terms of one year or more consist of the following (in thousands):

	Capital	Net Operating
	Leases	Leases
2005	$3,560	$21,995
2006	3,402	19,592
2007	3,126	15,538
2008	1,326	14,932
2009	82	11,076
Thereafter	—	72,445

Total minimum lease payments	11,496	$155,578

Amount representing interest (at rates ranging from 5.65% to 11.65%)	1,180

Present value of net minimum lease payments (including $2.9 million classified as current)	$10,316

     Aggregate future minimum rentals to be received under noncancellable subleases as of September 30, 2004 were approximately $4.6 million.

12. Discontinued Operations

     During the fourth quarter of fiscal 2000 the Company recorded an estimated loss of $7.4 million on the sale and closure of its physician practice operations. During the year ended September 30, 2002, $1.0 million of previously recorded loss accruals were reversed because the actual costs of discontinuing these operations were less than previously estimated. At September 30, 2004, the remaining accrual for estimated loss on sale and closure was $1.0 million. Of these costs, $224,703 is expected to be paid subsequent to fiscal year 2005 and is recorded within other long-term liabilities in the accompanying consolidated balance sheets.

13. Retirement Plans

     Substantially all employees who are employed by the Company or its subsidiaries, upon qualification, are eligible to participate in a defined contribution 401(k) plan (the “Retirement Plan”). Employees who elect to participate generally make contributions from 1% to 20% of their eligible compensation, and the Company matches, at its discretion, such contributions up to a maximum percentage. Generally, employees immediately vest 100% in their own contributions and vest in the employer portion of contributions in a period not to exceed five years. Company contributions to the Retirement Plan were approximately $840,000, $2.5 million, $3.1 million and $3.1 million for the periods ended September 30, 2004 and June 22, 2004 and the years ended September 30, 2003 and 2002, respectively.

14. Segment and Geographic Information

     The Company’s acute care hospitals and related healthcare businesses are similar in their activities and the economic environments in which they operate (i.e., urban and suburban markets). Accordingly, the Company’s reportable operating segments consist of (1) acute care hospitals and related healthcare businesses, collectively, and (2) its Medicaid managed health plan, Health Choice. The following is a financial summary by business segment for the periods indicated:

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

	For the Period June 23, 2004 through September 30, 2004
	Acute Care	Health Choice	Eliminations	Consolidated
Net acute care revenue	$301,305	$—	$—	$301,305
Premium revenue	—	88,169	—	88,169
Revenue between segments	2,790	—	(2,790)	—

Net revenue	304,095	88,169	(2,790)	389,474
Salaries and benefits	112,702	2,836	—	115,538
Supplies	46,513	67	—	46,580
Medical claims	—	76,841	(2,790)	74,051
Rents and Leases	8,602	238	—	8,840
Other operating expenses	54,655	2,691	—	57,346
Provision for bad debts	39,486	—	—	39,486

Adjusted EBITDA(1)	42,137	5,496		47,633
Interest expense, net	15,667	—	—	15,667
Depreciation and amortization	21,587	61	—	21,648
Management fees	746	—	—	746
Loss on early extinguishment of debt	232	—	—	232

Earnings before loss on sale of assets, minority interests and income taxes	$3,905	$5,435	$—	$9,340
Loss on sale of assets, net	(107)	—	—	(107)
Minority interests	(1,207)	—	—	(1,207)

Earnings before income taxes	$2,591	$5,435	$—	$8,026

Segment assets	$1,713,849	$10,312		$1,724,161

Capital expenditures	$44,638	$168		$44,806

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

	For the Period October 1, 2003 through June 22, 2004
Predecessor	Acute Care	Health Choice	Eliminations	Consolidated
Net acute care revenue	$794,887	$—	$—	$794,887
Premium revenue	—	202,273	—	202,273
Revenue between segments	8,031	—	(8,031)	—

Net revenue	802,918	202,273	(8,031)	997,160
Salaries and benefits	302,095	6,786	—	308,881
Supplies	129,518	147	—	129,665
Medical claims	—	176,369	(8,031)	168,338
Rents and leases	22,694	464	—	23,158
Other operating expenses	138,534	7,114	—	145,648
Provision for bad debts	87,466	—	—	87,466

Adjusted EBITDA(1)	122,611	11,393	—	134,004
Interest expense, net	39,673	—	—	39,673
Depreciation and amortization	50,360	130	—	50,490
Loss on early extinguishment of debt	51,852	—	—	51,852
Merger expenses	19,750	—	—	19,750
Write-off of debt issue costs	8,850	—	—	8,850

Earnings (loss) before gain on sale of assets, minority interests and taxes	$(47,874)	$11,263	$—	$(36,611)
Gain on sale of assets, net	3,731	—	—	3,731
Minority interests	(3,098)	—	—	(3,098)

Earnings (loss) before income taxes	$(47,241)	$11,263	$—	$(35,978)

Capital expenditures	$81,945	$320		$82,265

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

	For the Year Ended September 30, 2003
Predecessor	Acute Care	Health Choice	Eliminations	Consolidated
Net acute care revenue	$934,192	$—	$—	$934,192
Premium revenue	—	153,964	—	153,964
Revenue between segments	7,062	—	(7,062)	—

Net revenue	941,254	153,964	(7,062)	1,088,156
Salaries and benefits	368,799	6,710	—	375,509
Supplies	151,896	303	—	152,199
Medical claims	—	135,657	(7,062)	128,595
Rents and leases	33,033	512	—	33,545
Other operating expenses	162,153	2,329	—	164,482
Provision for bad debts	86,231	—	—	86,231

Adjusted EBITDA(1)	139,142	8,453	—	147,595
Interest expense, net	53,881	—	—	53,881
Depreciation and amortization	56,154	126	—	56,280
Impairment of assets held for sale	11,741	—	—	11,741
Loss on early extinguishment of debt	3,900	—	—	3,900

Earnings before gain on sale of assets, minority interests and taxes	$13,466	$8,327	$—	$21,793
Gain on sale of assets, net	588	—	—	588
Minority interests	(1,828)	—	—	(1,828)

Earnings before income taxes	$12,226	$8,327	$—	$20,553

Segment assets	$1,027,643	$2,356		$1,029,999

Capital expenditures	$80,390	$210		$80,600

	Year ended September 30, 2002
Predecessor	Acute Care	Health Choice	Eliminations	Consolidated
Net acute care revenue	$811,732	$—	$—	$811,732
Premium revenue	—	138,156	—	138,156
Revenue between segments	6,387	—	(6,387)	—

Net revenue	818,119	138,156	(6,387)	949,888
Salaries and benefits	319,413	5,300	—	324,713
Supplies	132,600	360	—	132,960
Medical claims	—	122,994	(6,387)	116,607
Rents and leases	31,522	476	—	31,998
Other operating expenses	139,487	1,855	—	141,342
Provision for bad debts	72,238	—	—	72,238

Adjusted EBITDA(1)	122,859	7,171	—	130,030
Interest, net	55,365	(48)	—	55,317
Depreciation and amortization	45,978	133	—	46,111

Earnings before loss on sale of assets, minority interests and taxes	21,516	7,086	—	28,602
Loss on sale of assets	(7)	—	—	(7)
Minority interests	(1,042)	—	—	(1,042)

Earnings before income taxes	$20,467	$7,086	$—	$27,553

Capital expenditures	$47,197	$428		$47,625

(1)	Adjusted EBITDA represents net earnings (loss) before interest expense, income taxes, depreciation and amortization, loss on early extinguishment of debt, write-off of debt issue costs, impairment of assets held for sale, merger expenses, management fees, gain (loss) on sale of assets, and minority interests. Merger expenses include legal and advisory expenses and special bonus compensation of the Predecessor incurred in connection with the Merger. Management fees represent monitoring and advisory fees paid to TPG, the Company’s majority financial sponsor, and certain other stockholders. Management routinely calculates and communicates adjusted EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within the healthcare industry to evaluate hospital performance, allocate resources and measure leverage capacity and debt service ability. In addition, the Company uses adjusted EBITDA as a measure of performance for its business segments and for incentive compensation purposes.

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

Adjusted EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles (GAAP), and the items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing, or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

15. Accrued Expenses and Other Current Liabilities

     A summary of accrued expenses and other current liabilities consists of the following (in thousands):

	September 30
	2004	2003
Employee health insurance payable	$6,854	$3,519
Taxes other than income taxes	6,774	5,539
Workers compensation insurance payable	7,800	6,009
Other	4,714	5,462

	$26,142	$20,529

16. Allowances for Doubtful Accounts

     A summary of activity in the Company’s allowance for doubtful accounts follows (in thousands):

			Accounts
			Written Off,
	Beginning	Provision for	Net of	Ending
	Balance	Bad Debts	Recoveries	Balance
Allowance for doubtful accounts:
Year ended September 30, 2002 (Predecessor)	$25,945	$72,238	$(63,733)	$34,450
Year ended September 30, 2003 (Predecessor)	34,450	86,231	(73,653)	47,028
Period October 1, 2003 to June 22, 2004 (Predecessor)	47,028	87,466	(51,407)	83,087
Period June 23, 2004 to September 30, 2004	$83,087	$39,486	$(28,434)	$94,139

17. Asset Revaluation, Closure and Other Costs

Asset Revaluation and Closure Costs Related to Rocky Mountain Medical Center

     During the third quarter of 2003, the Company recorded an impairment charge of $11.7 million on assets held for sale. The charge was based on the current estimated net proceeds anticipated from the eventual sale of the Rocky Mountain Medical Center real property, assuming the potential purchasers would convert its use to retail. The Company sold Rocky Mountain Medical Center in February 2004 as more fully discussed in footnote 5.

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

18. Supplemental Condensed Consolidating Financial Information

     The 8 3/4% notes described in Note 4 are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s existing domestic subsidiaries, other than non-guarantor subsidiaries which include Health Choice and the Company’s non-wholly owned subsidiaries.

     Summarized condensed consolidating balance sheets at September 30, 2004 and 2003, condensed consolidating statements of operations for the periods June 23, 2004 to September 30, 2004 and October 1, 2003 to June 22, 2004 and the years ended September 30, 2003 and 2002 and condensed consolidating statements of cash flows for the periods June 23, 2004 to September 30, 2004 and October 1, 2003 to June 22, 2004 and the years ended September 30, 2003 and 2002 for the Company, segregating the parent company issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, are found below.

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

IASIS Healthcare LLC
Condensed Consolidating Balance Sheet
September 30, 2004
(in thousands)

			Subsidiary
		Subsidiary	Non-		Condensed
	Parent Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$97,463	$1,342	$—	$98,805
Accounts receivable, net	—	120,936	44,344	—	165,280
Inventories	—	18,320	7,933	—	26,253
Prepaid expenses and other current assets	—	9,542	11,755	—	21,297

Total current assets	—	246,261	65,374	—	311,635
Property and equipment, net	—	340,599	191,860	—	532,459
Intercompany	—	(60,977)	60,977	—	—
Net investment in and advances to subsidiaries	871,269	—	—	(871,269)	—
Goodwill	—	208,150	44,054	—	252,204
Unallocated purchase price	585,013	—	—	—	585,013
Other assets, net	28,977	10,450	3,423	—	42,850

Total assets	$1,485,259	$744,483	$365,688	$(871,269)	$1,724,161

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$47,950	$13,345	$—	$61,295
Salaries and benefits payable	—	26,984	9,479	—	36,463
Accrued interest payable	13,821	(853)	853	—	13,821
Medical claims payable	—	—	55,421	—	55,421
Other accrued expenses and other current liabilities	—	24,117	2,025	—	26,142
Current portion of long-term debt and capital lease obligations	7,750	1,740	3,759	(2,521)	10,728

Total current liabilities	21,571	99,938	84,882	(2,521)	203,870
Long-term debt and capital lease obligations	894,688	4,817	132,862	(130,341)	902,026
Other long-term liabilities	—	31,596	—	—	31,596
Minority interest	—	12,964	—	—	12,964

Total liabilities	916,259	149,315	217,744	(132,862)	1,150,456
Member’s equity	569,000	595,168	147,944	(738,407)	573,705

Total liabilities and equity	$1,485,259	$744,483	$365,688	$(871,269)	$1,724,161

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

IASIS Healthcare LLC
Condensed Consolidating Balance Sheet
September 30, 2003
(in thousands)

			Subsidiary
		Subsidiary	Non-		Condensed
Predecessor	Parent Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$100,784	$286	$—	$101,070
Accounts receivable, net	—	112,682	40,501	—	153,183
Inventories	—	15,898	7,944	—	23,842
Prepaid expenses and other current assets	—	9,619	6,697	—	16,316
Assets held for sale	—	11,070	—	—	11,070

Total current assets	—	250,053	55,428	—	305,481
Property and equipment, net	—	306,029	129,448	—	435,477
Intercompany	—	(103,842)	103,842	—	—
Net investment in and advances to subsidiaries	948,121	—	—	(948,121)	—
Goodwill	—	208,150	44,054	—	252,204
Other assets, net	21,472	11,175	4,190	—	36,837

Total assets	$969,593	$671,565	$336,962	$(948,121)	$1,029,999

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$41,909	$12,263	$—	$54,172
Salaries and benefits payable	—	22,052	7,790	—	29,842
Accrued interest payable	20,978	(889)	889	—	20,978
Medical claims payable	—	—	25,767	—	25,767
Other accrued expenses and other current liabilities	—	17,037	3,492	—	20,529
Current portion of long-term debt and capital lease obligations	3,500	642	3,747	(1,986)	5,903

Total current liabilities	24,478	80,751	53,948	(1,986)	157,191
Long-term debt and capital lease obligations	649,375	(56,930)	159,429	(93,343)	658,531
Other long-term liabilities	—	27,795	—	—	27,795
Minority interest	—	10,383	—	—	10,383

Total liabilities	673,853	61,999	213,377	(95,329)	853,900
Stockholders’ equity	295,740	609,566	123,585	(852,792)	176,099

Total liabilities and stockholders’ equity	$969,593	$671,565	$336,962	$(948,121)	$1,029,999

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
(in thousands)

	For the Period June 23, 2004 through September 30, 2004
			Subsidiary
		Subsidiary	Non-		Condensed
	Parent Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net revenue:
Acute care revenue	$—	$214,678	$89,415	$(2,788)	$301,305
Premium revenue	—	—	88,169	—	88,169

Total net revenue	—	214,678	177,584	(2,788)	389,474
Costs and expenses:
Salaries and benefits	—	83,467	32,071	—	115,538
Supplies	—	35,810	10,770	—	46,580
Medical claims	—	—	76,839	(2,788)	74,051
Rents and Leases	—	6,149	2,691	—	8,840
Other operating expenses	—	41,563	15,783	—	57,346
Provision for bad debts	—	32,511	6,975	—	39,486
Interest expense, net	15,667	—	2,328	(2,328)	15,667
Depreciation and amortization	1,792	15,920	3,936	—	21,648
Management fees	(1,123)	—	1,869	—	746
Loss on early extinguishment of debt	232	—	—	—	232
Equity in earnings of affiliates	(22,266)	—	—	22,266	—

Total costs and expenses	(5,698)	215,420	153,262	17,150	380,134
Earnings (loss) before loss on sale of assets, minority interests, and income taxes	5,698	(742)	24,322	(19,938)	9,340
Loss on sale of assets, net	—	(107)	—	—	(107)
Minority interests	—	(1,207)	—	—	(1,207)

Earnings (loss) before income taxes	5,698	(2,056)	24,322	(19,938)	8,026
Income tax expense	3,321	—	—	—	3,321

Net earnings (loss)	$2,377	$(2,056)	$24,322	$(19,938)	$4,705

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

IASIS Healthcare LLC
Condensed Consolidating Statement of Operations (continued)
(in thousands)

	For the Period October 1, 2003 through June 22, 2004
			Subsidiary
		Subsidiary	Non-		Condensed
Predecessor	Parent Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net revenue:
Acute care revenue	$—	$563,697	$239,221	$(8,031)	$794,887
Premium revenue	—	—	202,273	—	202,273

Total net revenue	—	563,697	441,494	(8,031)	997,160
Costs and expenses:
Salaries and benefits	—	223,954	84,927	—	308,881
Supplies	—	99,439	30,226	—	129,665
Medical claims	—	—	176,369	(8,031)	168,338
Rents and Leases	—	16,180	6,978	—	23,158
Other operating expenses	—	105,238	40,410	—	145,648
Provision for bad debts	—	66,877	20,589	—	87,466
Interest expense, net	39,673	—	7,753	(7,753)	39,673
Depreciation and amortization	2,293	38,816	9,381	—	50,490
Management fees	(5,011)	—	5,011	—	—
Write-off of debt issue costs	8,850	—	—	—	8,850
Loss on early extinguishment of debt	51,852	—	—	—	51,852
Merger expenses	19,750	—	—	—	19,750
Equity in earnings of affiliates	(73,676)	—	—	73,676	—

Total costs and expenses	43,731	550,504	381,644	57,892	1,033,771
Earnings (loss) before gain on sale of assets, minority interests and income taxes	(43,731)	13,193	59,850	(65,923)	(36,611)
Gain on sale of assets, net	—	3,731	—	—	3,731
Minority interests	—	(3,098)	—	—	(3,098)

Earnings (loss) before income taxes	(43,731)	13,826	59,850	(65,923)	(35,978)
Income tax expense	1,152	—	—	—	1,152

Net earnings (loss)	$(44,883)	$13,826	$59,850	$(65,923)	$(37,130)

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
For the Year Ended September 30, 2003
(in thousands)

			Subsidiary
		Subsidiary	Non-		Condensed
Predecessor	Parent Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net revenue:
Acute care revenue	$—	$640,181	$301,073	$(7,062)	$934,192
Premium revenue	—	—	153,964	—	153,964

Total net revenue	—	640,181	455,037	(7,062)	1,088,156
Costs and expenses:	—
Salaries and benefits	—	267,637	107,872	—	375,509
Supplies	—	111,419	40,780	—	152,199
Medical claims	—	—	135,657	(7,062)	128,595
Rents and Leases	—	25,560	7,985	—	33,545
Other operating expenses	—	117,374	47,108	—	164,482
Provision for bad debts	—	60,691	25,540	—	86,231
Interest expense, net	53,881	—	27,902	(27,902)	53,881
Depreciation and amortization	3,671	39,632	12,977	—	56,280
Management fees	(10,725)	—	10,725	—	—
Loss on early extinguishment of debt	3,900	—	—	—	3,900
Impairment of assets held for sale	11,741	—	—	—	11,741
Equity in earnings of affiliates	(55,119)	—	—	55,119	—

Total costs and expenses	7,349	622,313	416,546	20,155	1,066,363
Earnings (loss) before gain on sale of assets, minority interests and income taxes	(7,349)	17,868	38,491	(27,217)	21,793
Gain (loss) on sale of assets, net	—	780	(192)	—	588
Minority interests	—	(1,828)	—	—	(1,828)

Earnings (loss) before income taxes	(7,349)	16,820	38,299	(27,217)	20,553
Income tax expense	—	—	—	—	—

Net earnings (loss)	$(7,349)	$16,820	$38,299	$(27,217)	$20,553

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
For the Year Ended September 30, 2002
(in thousands)

			Subsidiary
		Subsidiary	Non-		Condensed
Predecessor	Parent Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net revenue:
Acute care revenue	—	$568,618	$249,501	$(6,387)	$811,732
Premium revenue	—	—	138,156	—	138,156

Total net revenue	—	568,618	387,657	(6,387)	949,888
Costs and expenses:
Salaries and benefits	—	229,900	94,813	—	324,713
Supplies	—	99,095	33,865	—	132,960
Medical claims	—	—	122,994	(6,387)	116,607
Rents and Leases	—	25,385	6,613	—	31,998
Other operating expenses	—	99,293	42,049	—	141,342
Provision for bad debts	—	50,476	21,762	—	72,238
Interest, net	55,365	—	30,909	(30,957)	55,317
Depreciation and amortization	4,554	30,333	11,224	—	46,111
Management fees	(8,721)	—	8,721	—	—
Equity in earnings of affiliates	(10,311)	—	—	10,311	—

Total costs and expenses	40,887	534,482	372,950	(27,033)	921,286
Earnings before (gain) loss on sale of assets, minority interests and income taxes	(40,887)	34,136	14,707	20,646	28,602
Loss on sale of assets, net	—	(7)	—	—	(7)
Minority interests	(1,042)	793	(793)	—	(1,042)

Earnings (loss) before income taxes	(41,929)	34,922	13,914	20,646	27,553
Income tax expense (benefit)	—	—	—	—	—

Net earnings (loss) from continuing operations before cumulative effect of a change in accounting principle	(41,929)	34,922	13,914	20,646	27,553
Reversal of discontinued operations	—	972	—	—	972

Net earnings (loss) before cumulative effect of a change in accounting principle	(41,929)	35,894	13,914	20,646	28,525
Cumulative effect of a change in accounting principle	—	(39,497)	—	—	(39,497)

Net earnings (loss)	$(41,929)	$(3,603)	$13,914	$20,646	$(10,972)

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

IASIS Healthcare LLC
Condensed Consolidating Statement of Cash Flows
(in thousands)

	For the Period June 23, 2004 through September 30, 2004
			Subsidiary
		Subsidiary	Non-		Condensed
	Parent Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net earnings (loss)	$2,377	$(2,056)	$24,322	$(19,938)	$4,705
Adjustments: to reconcile net earnings (loss) to net cash provided operating activities:
Depreciation and amortization	1,792	15,920	3,936	—	21,648
Minority interests	—	1,207	—	—	1,207
Deferred Income Taxes	—	3,234	—	—	3,234
Loss on sale of property and equipment	—	107	—	—	107
Equity in earnings of affiliates	(22,266)	—	—	22,266	—
Changes in operating assets and liabilities, net of the effect of dispositions:
Accounts receivable	—	9,270	(548)	—	8,722
Inventories, prepaid expenses and other current assets	—	2,867	(4,448)	—	(1,581)
Accounts payable and other accrued liabilities	12,538	(228)	13,668	—	25,978

Net cash provided by (used in) operating activities	(5,559)	30,321	36,930	2,328	64,020

Cash flows from investing activities
Purchases of property and equipment	—	(5,289)	(39,517)	—	(44,806)
Acquisitions including working capital settlement payments	—	(1,950)	—	—	(1,950)
Change in other assets	—	987	(190)	—	797

Net cash used in investing activities	—	(6,252)	(39,707)	—	(45,959)

Cash flows from financing activities
Payment of debt and capital leases	(1,129)	(578)	(145)	—	(1,852)
Debt financing costs incurred	(349)	—	—	—	(349)
Costs paid for hospital syndications	—	(15)	—	—	(15)
Change in intercompany balances with affiliates, net	7,037	(6,044)	1,335	(2,328)	—
Distribution of minority interests	—	—	(983)	—	(983)

Net cash provided by (used in) financing activities	5,559	(6,637)	207	(2,328)	(3,199)

Net increase (decrease) in cash and cash equivalents	—	17,432	(2,570)	—	14,862
Cash and cash equivalents at beginning of period	—	80,031	3,912	—	83,943

Cash and cash equivalents at end of period	$—	$97,463	$1,342	$—	$98,805

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

IASIS Healthcare LLC
Condensed Consolidating Statement of Cash Flows (continued)
(in thousands)

	For the Period October 1, 2003 through June 22, 2004
			Subsidiary
		Subsidiary	Non-		Condensed
Predecessor	Parent Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net earnings (loss)	$(44,883)	$13,826	$59,850	$(65,923)	$(37,130)
Adjustments: to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	2,293	38,816	9,381	—	50,490
Minority interests	—	3,098	—	—	3,098
Gain on sale of assets, net	—	(3,731)	—	—	(3,731)
Loss on early extinguishment of debt	14,993	—	—	—	14,993
Write-off of debt issue costs	8,850	—	—	—	8,850
Equity in earnings of affiliates	(73,676)	—	—	73,676	—
Changes in operating assets and liabilities:
Accounts receivable	—	(6,197)	(2,345)	—	(8,542)
Establishment of accounts receivable of recent acquisition	—	(11,325)	—	—	(11,325)
Inventories, prepaid expenses and other current assets	—	(4,096)	(1,560)	—	(5,656)
Accounts payable and other accrued liabilities	(19,695)	9,590	17,096	—	6,991

Net cash provided by (used in) operating activities	(112,118)	39,981	82,422	7,753	18,038

Cash flows from investing activities
Purchase of property and equipment	—	(46,095)	(36,170)	—	(82,265)
Acquisitions including working capital settlement payments	—	(23,032)	—	—	(23,032)
Proceeds from sale of assets	—	14,928	—	—	14,928
Change in other assets	—	(1,969)	319	—	(1,650)

Net cash used in investing activities	—	(56,168)	(35,851)	—	(92,019)

Cash flows from financing activities
Proceeds from issuance of common stock, net	529,000	—	—	—	529,000
Proceeds from debt borrowings	900,000	—	—	—	900,000
Cash paid to security holders	(677,780)	—	—	—	(677,780)
Payment of merger costs incurred by members of IASIS Investment LLC	(10,800)	—	—	—	(10,800)
Payment of debt and capital leases	(649,309)	(1,019)	(1,043)	—	(651,371)
Debt financing costs incurred	(31,469)	—	—	—	(31,469)
Proceeds from hospital syndications	—	1,784	—	—	1,784
Change in intercompany balances with affiliates, net	52,476	(5,331)	(39,392)	(7,753)	—
Distribution of minority interests	—	—	(2,510)	—	(2,510)

Net cash provided by (used in) financing activities	112,118	(4,566)	(42,945)	(7,753)	56,854

Net increase (decrease) in cash and cash equivalents	—	(20,753)	3,626	—	(17,127)
Cash and cash equivalents at beginning of period	—	100,784	286	—	101,070

Cash and cash equivalents at end of period	$—	$80,031	$3,912	$—	$83,943

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

IASIS Healthcare LLC
Condensed Consolidating Statement of Cash Flows
For the Year Ended September 30, 2003
(in thousands)

			Subsidiary
		Subsidiary	Non-		Condensed
Predecessor	Parent Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net earnings (loss)	$(7,349)	$16,820	$38,299	$(27,217)	$20,553
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	3,671	39,632	12,977	—	56,280
Minority interests	—	1,828	—	—	1,828
Loss (gain) on sale of assets	—	(780)	192	—	(588)
Loss on early extinguishment of debt	3,900	—	—	—	3,900
Impairment of assets held for sale	11,741	—	—	—	11,741
Equity in earnings of affiliates	(55,119)	—	—	55,119	—
Changes in operating assets and liabilities:
Accounts receivable	—	(425)	1,838	—	1,413
Inventories, prepaid expenses and other current assets	—	(2,657)	301	—	(2,356)
Accounts payable and other accrued liabilities	5,961	17,734	813	—	24,508

Net cash provided by (used in) operating activities	(37,195)	72,152	54,420	27,902	117,279

Cash flows from investing activities
Purchase of property and equipment	—	(44,328)	(36,272)	—	(80,600)
Proceeds from sale of assets	—	3,205	—	—	3,205
Change in other assets	—	(5,355)	2,502	—	(2,853)

Net cash used in investing activities	—	(46,478)	(33,770)	—	(80,248)

Cash flows from financing activities
Proceeds from issuance of common stock, net	2	—	—	—	2
Proceeds from debt borrowings	589,600	—	—	—	589,600
Payment of debt and capital leases	(514,590)	(1,043)	(616)	—	(516,249)
Debt financing costs incurred	(14,677)	10	—	—	(14,667)
Proceeds from hospital syndications	—	6,115	—	—	6,115
Change in intercompany balances with affiliates, net	(23,140)	70,285	(19,243)	(27,902)	—
Distribution of minority interests	—	(48)	(714)	—	(762)

Net cash provided by (used in) financing activities	37,195	75,319	(20,573)	(27,902)	64,039

Net increase (decrease) in cash and cash equivalents	—	100,993	77	—	101,070
Cash and cash equivalents at beginning of period	—	(209)	209	—	—

Cash and cash equivalents at end of period	$—	$100,784	$286	$—	$101,070

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

IASIS Healthcare LLC
Condensed Consolidating Statement of Cash Flows
For the Year Ended September 30, 2002
(in thousands)

			Subsidiary
		Subsidiary	Non-		Condensed
Predecessor	Parent Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net earnings (loss)	$(41,929)	$(3,603)	$13,914	$20,646	$(10,972)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:	—	—	—	—	—
Depreciation and amortization	4,554	30,333	11,224	—	46,111
Minority interests	—	249	793	—	1,042
Loss (gain) on sale of assets	—	19	(12)	—	7
Cumulative Effect of Change in Accounting Principle	39,497	—	—	—	39,497
Reversal of excess loss accrual for discontinued operations	(972)	—	—	—	(972)
Equity in earnings of affiliates	(10,311)	—	—	10,311	—
Changes in operating assets and liabilities, net of the effect of dispositions:	—	—	—	—	—
Accounts receivable	—	(7,813)	1,386	—	(6,427)
Inventories, prepaid expenses and other current assets	—	(2,628)	(1,078)	—	(3,706)
Accounts payable and other accrued liabilities	(3,280)	949	14,856	—	12,525

Net cash provided by (used in) operating activities	(12,441)	17,506	41,083	30,957	77,105

Cash flows from investing activities
Purchase of property and equipment	—	(22,895)	(24,730)	—	(47,625)
Proceeds from sale of assets	—	136	12	—	148
Proceeds from sale of property and equipment	—	(55,338)	—	—	(55,338)
Change in other assets	—	(2,349)	(3,028)	—	(5,377)

Net cash used in investing activities	—	(80,446)	(27,746)	—	(108,192)

Cash flows from financing activities
Proceeds from issuance of common stock, net	222	—	—	—	222
Proceeds from Subordinated Notes	190,100	—	—	—	190,100
Payment of debt and capital leases	(161,628)	(113)	(278)	—	(162,019)
Debt financing costs incurred	(2,587)	—	—	—	(2,587)
Change in intercompany balances with affiliates, net	(13,666)	61,789	(17,166)	(30,957)	—
Distribution of minority interests	—	(340)	(345)	—	(685)

Net cash provided by (used in) financing activities	12,441	61,336	(17,789)	(30,957)	25,031

Net increase (decrease) in cash and cash equivalents	—	(1,604)	(4,452)	—	(6,056)
Cash and cash equivalents at beginning of period	—	1,395	4,661	—	6,056

Cash and cash equivalents at end of period	$—	$(209)	$209	$—	$—

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

     Evaluations of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2004. Based on this evaluation, the principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports.

     Changes in Internal Control Over Financial Reporting

     During the fourth fiscal quarter of the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The following table sets forth the name, age and position of the directors and executive officers of IAS and executive officers of IASIS LLC. Texas Pacific Group anticipates that it will cause to be elected additional individuals, including individuals unaffiliated with either Texas Pacific Group, JLL Partners or us, to serve as directors of IAS. See “Certain Relationships and Related Transactions.”

Name	Age	Position
David R. White	57	Chairman of the Board and Chief Executive Officer
Sandra K. McRee	48	President and Chief Operating Officer
W. Carl Whitmer	40	Chief Financial Officer
Frank A. Coyle	40	Secretary and General Counsel
McKinley D. Moore	48	Senior Vice President, Development
John M. Doyle	44	Vice President and Treasurer
Larry D. Hancock	46	President, Utah Market
Phillip J. Mazzuca	45	President, Texas Market
Tim P. Adams	36	President, Florida Market
Jim McKinney	51	President, Nevada Market
F. Scott Winslow	49	President, Arizona Market
Derek Morkel	37	Operations Chief Financial Officer
James Moake	35	Division Chief Financial Officer
Jeff Jensen	43	Division Chief Financial Officer
Peter Stanos	41	Vice President, Ethics and Business Practices
David Bonderman	62	Director
Jonathan J. Coslet	40	Director
Kirk E. Gorman	54	Director
Curtis S. Lane	47	Director
Todd B. Sisitsky	33	Director
Paul S. Levy	57	Director
Jeffrey C. Lightcap	45	Director

     David R. White was non-executive Chairman of the Board of Directors of IAS from October 1999 until November 30, 2000. Mr. White was appointed Chief Executive Officer of IAS on December 1, 2000. He also served as President of IAS from May 2001 through May 2004. He was appointed Chief Executive Officer of IASIS LLC upon consummation of the Transactions. Mr. White served as President and Chief Executive Officer of LifeTrust, an assisted living company, from November 1998 until November 2000. From June 1994 to September 1998, Mr. White served as President of the Atlantic Group at Columbia/HCA, where he was responsible for 45 hospitals located in nine states. Previously, Mr. White was Executive Vice President and Chief Operating Officer at Community Health Systems, Inc., a for-profit hospital management company that operated approximately 20 acute-care hospitals.

     Sandra K. McRee was appointed Chief Operating Officer of IAS in May 2001 and President in May 2004. She was appointed President and Chief Operating Officer of IASIS LLC upon consummation of the Transactions. Ms. McRee was a Regional Vice President for Province Healthcare Corporation from April 1999 until May 2001, where she oversaw the operations of five facilities in Florida, Louisiana and Mississippi. Ms. McRee also served as Vice President, Operations of Province from October 1998 through March 1999. From August 1997 through September 1998, she served as a Division President for Columbia/ HCA. Ms. McRee also served as a Group Vice President, Operations for Columbia/HCA from May 1995 through July 1997. Prior to joining Columbia/HCA, Ms. McRee served as an Assistant Vice President for Community Health Systems Inc. where she oversaw 36 facilities. Ms. McRee has spent her entire professional career in the healthcare industry.

     W. Carl Whitmer served as Vice President and Treasurer of IAS from March 2000 through October 2001, and was appointed Chief Financial Officer of IAS effective November 2001. He was appointed Chief Financial Officer of IASIS LLC upon consummation of the Transactions. Prior to joining our company, Mr. Whitmer served as Vice President of Finance and Treasurer of PhyCor Inc., where he was employed from July 1994 through February 2000. Mr. Whitmer’s responsibilities at PhyCor included acquisitions, capital planning and management, investor relations, treasury management and external financial reporting. Prior to joining PhyCor, Mr. Whitmer served as a Senior Manager with the accounting firm of KPMG LLP, where he was employed from July 1986 to July 1994.

     Frank A. Coyle has been Secretary and General Counsel of IAS since October 1999. He was appointed Secretary and General Counsel of IASIS LLC upon consummation of the Transactions. From August 1998 until October 1999, Mr. Coyle served as Secretary and General Counsel of a company formed by members of our management that was merged into one of our subsidiaries. Mr. Coyle served from May 1995 to August 1998 as Assistant Vice President Development in Physician Services and in-house Development Counsel for Columbia/HCA. From May 1990 to May 1995, Mr. Coyle was an attorney with Baker, Worthington, Crossley, Stansberry & Woolf where his work included mergers, acquisitions, securities transactions, not-for-profit representation and formation of Tennessee health maintenance organizations.

     McKinley D. Moore was appointed Senior Vice President, Development of IAS in January 2003. He was appointed Senior Vice President, Development of IASIS LLC upon consummation of the Transactions. Prior to joining our company, Mr. Moore served as Vice President, Development of Symbion, Inc. from June 2002 through December 2002 where he was responsible for surgery center acquisitions and for development of joint venture relationships with hospitals. Mr. Moore served as Vice President, Acquisitions at Quorum Health Group, Inc. from May 1995 through May 2001 where he was responsible for hospital acquisitions and divestitures. From September 1987 through April 1995, Mr. Moore served as Director of Development for HealthTrust, Inc. where he was responsible for hospital acquisitions and divestitures and for developing joint ventures with physicians and not-for-profit hospitals.

     John M. Doyle has been Vice President and Treasurer of IAS since April 2002. He was appointed Vice President and Treasurer of IASIS LLC upon consummation of the Transactions. Mr. Doyle was a senior manager at Ernst & Young LLP from February 1997 until March 2002 and at KPMG LLP from August 1994 to January 1997, where he specialized in healthcare audit and business advisory services, including mergers and acquisitions. In addition, from October 1991 to August, 1994, Mr. Doyle was the Chief Financial Officer for two community hospitals in East Tennessee and North Carolina.

     Larry D. Hancock was named President for the Utah Market of IAS in June 2003. He was appointed President of the Utah Market of IASIS LLC upon consummation of the Transactions. He served as President of Altius Health Plans in Salt Lake City, Utah from 1998 to June 2003. Prior to joining Altius, he served as President and Chief Executive Officer of American Family Care of Utah from July 1996 to September 1998. He was Chief Financial Officer of St. Mark’s Hospital in Salt Lake City from 1989 to 1994 and then served as President and Chief Executive Officer of St. Mark’s from 1994 to 1996. Prior to 1989, Mr. Hancock served as Chief Financial Officer and Controller of various hospitals owned and operated by proprietary healthcare organizations.

     Phillip J. Mazzuca served as Chief Executive Officer of Town & Country Hospital, one of our Florida hospitals, from November 1999 to August 2001. He served as a Division President of the Arizona market of IAS from August 2001 to October 2001, reporting to the Division President of the Arizona and Utah markets, and was appointed as the Division President of the Florida and Texas markets of IAS in October 2001. Mr. Mazzuca served as President of the Florida market of IAS through June 2004 and continues to serve as President of the Texas market. He was appointed President of the Texas market of IASIS LLC upon consummation of the Transactions. Mr. Mazzuca served as the Hospital Chief Executive Officer for Parkway Medical Center Hospital from March 1993 until November 1999. Prior to serving in that position, Mr. Mazzuca served as a Hospital Chief Executive Officer for various hospitals owned and operated by proprietary healthcare organizations.

     Tim P. Adams was named President of the Florida market of IAS and IASIS LLC effective July 2004. He served as Chief Executive Officer of Odessa Regional Hospital, one of our Texas facilities, from October 2002 to June 2004. Prior to joining IASIS, Mr. Adams was employed by Province Healthcare as Chief Executive Officer of Parkview Regional Hospital and Palastine Regional Medical Center from March 1999 to September 2002. Prior to that time, Mr. Adams was employed by HCA and Health Management Associates in various other senior management positions. Prior to 1996, he served as a Manager with the Healthcare Regulatory Group of Coopers & Lybrand, LLP’s Dallas, Texas office.

     Jim McKinney was named President of the Nevada market of IAS and IASIS LLC effective August 2004. He served as Vice President, Operations and Development from April 2004 to August 2004. Before joining IAS, Mr. McKinney was President/Chief Operating Officer for Leland Medical Centers, a hospital development and management corporation. Prior to joining Leland, Mr. McKinney served as President/CEO of Brim Healthcare, Inc., the nation’s second largest hospital management company. While at Brim, Mr. McKinney was responsible for 60 hospitals representing $70 million in net revenues and over 13,000 employees. Additionally, Mr. McKinney has served in numerous operational, management and development positions in hospital systems for the past 25 years.

     F. Scott Winslow was named President of the Arizona Markets of IAS and IASIS LLC in November 2004. Previously, he served as acting Chief Executive Officer of St. Luke’s Medical Center from October 2004 until November 2004. From January 2003 to June 2004, Mr. Winslow was an owner and consultant of F. Scott Winslow & Associates, a healthcare consulting company. Prior to that, he served as President and Manager of Citilife Developments LLC, a real estate development company from October 2000 until January 2003. Mr. Winslow served as Chief Executive Officer of Michael Reese Hospital from October 1998 until October 2000.

     Derek Morkel has been Operations Chief Financial Officer of IAS since February 2002. He was appointed Operations Chief Financial Officer of IASIS LLC upon consummation of the Transactions. From May 1999 until February 2002, Mr. Morkel was employed by Province Healthcare as Chief Financial Officer of Parkview Regional Hospital, and then Palestine Regional Medical Center. Prior to joining Province, Mr. Morkel was employed by HCA as a Hospital Business Office Manager from December 1998 to May 1999. Mr. Morkel also served as the Chief Executive Officer of Nucare Medical from January 1997 to December 1998.

     James Moake has served as a Division Chief Financial Officer of IAS since March 2003 and currently serves in that capacity for the Florida/Texas Division. He was appointed Division Chief Financial Officer of IASIS LLC upon consummation of the Transactions. From November 2002 to March 2003, Mr. Moake served as Operations Controller of IAS. Prior to joining the company, from March 2000 to November 2002, he served as the Chief Financial Officer for two regional medical centers of Province Healthcare, Inc. Mr. Moake served as the Chief Financial Officer of HMA, Inc.’s Community Hospital of Lancaster (PA) from July 1999 to March 2000 and the Assistant Chief Financial Officer of HMA, Inc.’s Biloxi Regional Medical Center (MS) from June 1998 to June

1999. From December 1994 to May 1998, he served as the Chief Financial Officer of Grant Regional Health Center, Inc. in Wisconsin.

     Jeff Jensen was named Division Chief Financial Officer for the Utah/Nevada Division of IAS in April 2004. Upon consummation of the Transactions, Mr. Jensen was appointed Division Chief Financial Officer for the Utah/Nevada Division of IASIS LLC. Previously, Mr. Jensen was Chief Financial Officer of Davis Hospital and Medical Center from January 2003 until April 2004. Prior to that, he served as Chief Financial Officer of Pocatello Regional Medical Center from May 1999 until January 2003.

     Peter Stanos served as Regional Director Clinical Operations, Utah Market of IAS from July 2002 until April 2003. Mr. Stanos was appointed Vice President, Ethics & Business Practices of IAS in April 2003. He was appointed Vice President, Ethics & Business Practices of IASIS LLC upon consummation of the Transactions. From May 2000 until July 2002, Mr. Stanos was employed by Province Healthcare as Chief Quality Officer of Havasu Regional Medical Center and as Regional Director of Quality and Resource Management. From 1997 until 2000, Mr. Stanos was employed by HCA and Triad Healthcare as an Associate Administrator and Director of Quality and Resource Management, Materials, Pharmacy and Risk Management. Prior to joining HCA, Mr. Stanos served as Regional Director of several healthcare companies as well as an independent healthcare consultant.

     David Bonderman became a Director of IAS upon the consummation of the Transactions. Mr. Bonderman is a founder of Texas Pacific Group and serves as a principal and general partner of the firm. Prior to forming Texas Pacific Group in 1993, Mr. Bonderman was Chief Operating Officer of the Robert M. Bass Group, Inc. (now doing business as Keystone, Inc.) in Fort Worth, Texas. Mr. Bonderman serves on the boards of directors of the following public companies: CoStar Group, Inc., Ducati Motor Holding, S.p.A., Gemplus International S.A. and Ryanair Holdings, plc. He also serves on the boards of directors of the Grand Canyon Trust, the World Wildlife Fund and the American Himalayan Foundation.

     Jonathan J. Coslet became a Director of IAS upon the consummation of the Transactions. Mr. Coslet is a Senior Partner of Texas Pacific Group, responsible for the firm’s generalist and healthcare investment activities. Mr. Coslet is also a member of the firm’s Investment Committee and Management Committee. Prior to joining Texas Pacific Group in 1993, Mr. Coslet was in the Investment Banking department of Donaldson, Lufkin & Jenrette, specializing in leveraged acquisitions and high yield finance from 1991 to 1993. Mr. Coslet serves on the boards of directors of Quintiles Transnational Corp., Petco Animal Supplies, Inc., J.Crew Group, Inc. and Burger King Corporation.

     Kirk E. Gorman was appointed a Director of IAS in August 2004. Mr. Gorman currently serves as Senior Vice President and Chief Financial Officer of Jefferson Health System, a not-for-profit health system based in Radnor, Pennsylvania, which he joined in October 2003. Prior to joining Jefferson Health System, Mr. Gorman served as Senior Vice President and Chief Financial Officer of Universal Health Services, Inc., a public hospital company based in Pennsylvania, from 1987 to February 2003. Mr. Gorman also has 13 years of experience in the banking industry and served as Senior Vice President of Mellon Bank prior to his work in the healthcare industry.

     Curtis S. Lane became a Director of IAS upon the consummation of the Transactions. Mr. Lane is a Senior Managing Director of MTS Health Partners, L.P., a merchant banking firm focused on healthcare advisory and investment opportunities. Prior to forming MTS Health Partners, L.P. in 2000, Mr. Lane founded and managed the healthcare investment banking group at Bear, Stearns & Co. Inc. from its inception in 1986 until 1998.

     Todd B. Sisitsky became a Director of IAS upon the consummation of the Transactions. Mr. Sisitsky manages Texas Pacific Group’s health care investment activities. Prior to joining Texas Pacific Group in 2003, Mr. Sisitsky worked at Forstmann Little & Company from 2001 to 2003 and Oak Hill Capital Partners from 1999 to 2001.

     Paul S. Levy has been a Director of IAS since October 1999. Mr. Levy is a Senior Managing Director of JLL Partners, Inc., which he founded in 1988. Mr. Levy serves as a director of several companies, including Builders FirstSource, Inc., Fairfield Manufacturing Company, Inc., Lancer Industries Inc., Motor Coach Industries International Inc., New World Pasta Company, Mosaic Sales Solutions and PGT Industries.

     Jeffrey C. Lightcap has been a Director of IAS since October 1999. Mr. Lightcap is a Senior Managing Director of JLL Partners, Inc., which he joined in June 1997. From February 1993 to May 1997, Mr. Lightcap was a Managing Director at Merrill Lynch & Co., Inc., where he was the head of leveraged buyout firm coverage for the mergers and acquisitions group. Mr. Lightcap serves as a director of several companies, including Motor Coach Industries International Inc., New World Pasta Company, Mosaic Sales Solutions and PGT Industries.

     The certificate of incorporation and by-laws of IAS provide that its board of directors will consist of not less than three nor more than 15 members, the exact number of which shall be determined by the board of directors in a resolution. The directors are elected at the annual meeting of stockholders for one-year terms and until their successors are duly elected and qualified. The executive officers serve at the discretion of the board of directors.

     Pursuant to the limited liability company operating agreement of IASIS Investment, JLL is entitled to nominate two directors to IAS’s board of directors. TPG is entitled to nominate the remaining directors. Messrs. Levy and Lightcap serve on IAS’s board of directors as designees of JLL. The remaining directors serve as designees of TPG.

Audit Committee Financial Expert

     The current members of our audit committee are Messrs. Lane, Sisitsky, Lightcap and Gorman. IAS’s board of directors has determined that Todd Sisitsky is an “audit committee financial expert” as that term is defined in Item 401(h) of Regulation S-K promulgated by the Securities and Exchange Commission.

Code of Ethics

     We have adopted a code of ethics for our principal executive officer, principal accounting and financial officer, controller and persons performing similar functions, a copy of which is filed as Exhibit 14 to this annual report on Form 10-K and which also has been posted on our Internet website at www.iasishealthcare.com. Please note that our Internet website address is provided as an inactive textual reference only. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics on our Internet website.

Item 11. Executive Compensation

     The following table provides information as to annual, long-term or other compensation during the last three fiscal years for:

-	the individual serving as Chief Executive Officer of the Company during the fiscal year ended September 30, 2004; and

-	the four other most highly compensated executive officers of the Company who were serving as executive officers of the Company at September 30, 2004.

SUMMARY COMPENSATION TABLE

	Annual Compensation					Long-Term Compensation Awards
						Securities
					Other Annual	Underlying	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)		Compensation ($)(1)	Options (#)	Compensation ($)
David R. White (2)	2004	$700,000	$4,400,000	(3)	$—	292,000	$6,500	(4)
Chairman of the Board	2003	742,921	1,400,000		—	—	6,804
& Chief Executive Officer	2002	629,167	450,000		—	—	6,282
Sandra K. McRee (5)	2004	$468,000	$1,968,000	(3)	—	116,800	$6,500	(4)
President &	2003	502,422	450,000		—	—	7,087
Chief Operating Officer	2002	427,379	153,300		—	—	2,508
W. Carl Whitmer (6)	2004	$417,200	$1,917,200	(3)	—	116,800	$4,936	(4)
Chief Financial Officer	2003	412,156	380,000		—	—	5,220
	2002	379,024	135,900		—	457,993	6,169
Frank A. Coyle	2004	$274,917	$429,554	(3)	—	30,000	$5,627	(4)
Secretary &	2003	201,581	70,539		—	—	5,580
General Counsel	2002	193,283	39,976		—	—	5,329
Derek Morkel (8)	2004	$221,781	$466,402	(3)	—	30,000	$5,179	(4)
Operations Chief Financial	2003	208,968	104,463		—	—	17,231	(7)
Officer	2002	118,805	32,506		—	125,996	45,663	(9)

(1)	Perquisites and other personal benefits did not exceed the lesser of either $50,000 or 10% of the total of annual salary and bonus for any named executive officer.

(2)	Mr. White served as IAS’s non-executive Chairman of the Board of Directors from October 1999 until November 2000. He was appointed Chief Executive Officer in December 2000 and President in May 2001. He served as President of IAS until May 2004 and continues to serve as Chief Executive Officer of IAS. Mr. White was appointed Chief Executive Officer of IASIS LLC upon consummation of the Transactions.

(3)	Includes annual bonus compensation and special bonus compensation received in connection with the Transactions.

(4)	Contribution on behalf of the employee to 401(k) plan.

(5)	Ms. McRee was appointed IAS’s Chief Operating Officer in May 2001 and President in May 2004. She was appointed President and Chief Operating Officer of IASIS LLC upon consummation of the Transactions.

(6)	Mr. Whitmer served as IAS’s Vice President and Treasurer from March 2000 until October 2001. He was appointed Chief Financial Officer of IAS in November 2001. He was appointed Chief Financial Officer of IASIS LLC upon consummation of the Transactions.

(7)	Contribution of $3,172 on behalf of Mr. Morkel to 401(k) plan and relocation allowance of $14,059.

(8)	Mr. Morkel was appointed Operations Chief Financial Officer of IAS in February 2002. He was appointed Operations Chief Financial Officer of IASIS LLC upon consummation of the Transactions.

(9)	Relocation allowance.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table provides information concerning individual grants of stock options and freestanding SARs made during the fiscal year ended September 30, 2004 to each of the named executive officers:

					Potential Realizable Value at
	Number of	Percent of Total			Assumed Annual Rates of Stock Price
	Securities	Options/SARs			Appreciation
	Underlying	Granted to			for Option Term
	Options/SARs	Employees in	Exercise
Name	Granted (#)	Fiscal Year (%)	Price ($)	Expiration Date	5% ($)	10% ($)
David R. White	292,000	26.4%	$20.00	June 23, 2014	$3,672,744	$9,307,456
Sandra K. McRee	116,800	10.6%	$20.00	June 23, 2014	$1,469,098	$3,722,982
W. Carl Whitmer	116,800	10.6%	$20.00	June 23, 2014	$1,469,098	$3,722,982
Frank A. Coyle	30,000	2.7%	$20.00	September 9, 2014	$377,337	$956,245
Derek Morkel	30,000	2.7%	$20.00	September 9, 2014	$377,337	$956,245

     The following table summarizes certain information with respect to unexercised options to purchase common and preferred stock of IAS held by the named executive officers at September 30, 2004. The securities underlying unexercised options were valued at $20.00 per common share and $1,000.00 per preferred share.

AGGREGATED OPTION EXERCISES DURING 2004 AND FISCAL YEAR-END OPTION VALUES

			Number of Securities Underlying		Value of Unexercised
			Unexercised-Options Held at		In-The-Money Options at
	Shares Acquired on		September 30, 2004		September 30, 2004
Name	Exercise (#) (1)	Value Realized ($)	Exercisable (#)	Unexercisable (#)	Exercisable (#)	Unexercisable (#)
David R. White	446,029	$5,459,759	61,871	292,000	$1,364,851	—
Sandra K. McRee	121,222	$1,483,856	45,391	116,800	$1,001,299	—
W. Carl Whitmer	138,022	$1,689,502	36,068	116,800	$795,653	—
Frank Coyle	30,862	$377,776	5,549	30,000	$122,408	—
Derek Morkel	30,864	$377,801	5,549	30,000	$122,408	—

(1)	Represents in-the-money options in IAS held by the named executive officers at June 22, 2004. These options were surrendered in consideration for $12.24 per share, which represents the difference between the per share merger consideration and the per share option exercise price.

     We entered into rollover option agreements in connection with the Transactions with each of the named executive officers and Phil Mazzuca, John M. Doyle and Larry D. Hancock pursuant to which such executive officers agreed to roll over options to purchase an aggregate 299,900 shares of common stock of IAS into options to purchase an aggregate 3,263 shares of preferred stock of IAS, with an exercise price of $437.48 per share, and an aggregate 163,150 shares of new common stock of IAS, with an exercise price of $8.75 per share. These new rollover options are fully vested and shall remain outstanding and exercisable for the remainder of their original term.

     In connection with the Transactions, each outstanding option other than the rollover options granted under the IASIS Healthcare Corporation 2000 Stock Option Plan was cancelled in exchange for a per share cash payment equal to the excess of the per share merger consideration over the per share exercise price of such option. In addition, the 2000 Stock Option Plan was terminated in connection with the Transactions.

     In addition, in connection with the Transactions, IAS adopted the IASIS Healthcare Corporation 2004 Stock Option Plan. Each of Mr. White, Ms. McRee and Mr. Whitmer were granted options to purchase 292,000, 116,800 and 116,800 shares of common stock of IAS, respectively, at an exercise price of $20.00 per share. Mr. White’s options vest in four equal installments on each anniversary of the closing of the Transactions, and Ms. McRee’s and Mr. Whitmer’s options vest in five equal installments on each anniversary of the closing of the Transactions.

Directors’ Compensation

     Currently, IAS’s directors do not receive any compensation for their services. IAS does, however, reimburse them for travel expenses and other out-of-pocket costs incurred in connection with attendance at board of directors and committee meetings.

Employment Agreements

     On May 4, 2004, we entered into five-year employment agreements that commenced upon the consummation of the Transactions with each of David R. White, under which he serves as Chairman of the Board and Chief Executive Officer, Sandra K. McRee, under which she serves as Chief Operating Officer and President, and W. Carl Whitmer, under which he serves as Chief Financial Officer. Mr. White’s employment agreement provides for an initial base salary of $700,000 each year. Ms. McRee’s employment agreement provides for an initial base salary of $468,000 per year. Mr. Whitmer’s employment agreement provides for an initial base salary of $417,200 each year. Mr. White is entitled to receive an annual target bonus of up to 100% of his base salary and an annual maximum bonus of up to 200% of his base salary based upon the achievement of certain performance objectives set annually by the IAS board of directors. Ms. McRee and Mr. Whitmer also are entitled to receive an annual target bonus of up to 50% of their base salaries and an annual maximum bonus of up to 100% of their base salaries based upon the achievement of certain performance objectives set annually by the IAS board of directors.

     The employment agreements also contain severance provisions regarding compensation upon termination of employment under certain circumstances. If we terminate Mr. White’s, Ms. McRee’s or Mr. Whitmer’s employment without cause or any of them leave our company for “good reason,” such person will be entitled to receive a severance payment that includes an amount equal to two times the applicable annual base salary, a lump sum payment equal to the present value of all other benefits such person would have received through two years after the date of termination and, if eligible to receive a pro-rata bonus (such bonus to be determined based on a formula described in such person’s employment agreement) then two-times the pro rata bonus plus an additional pro-rata bonus payment. Additionally, the next tranche of options scheduled to vest will immediately vest and become exercisable and all vested options (other than the rollover options) may be exercised within one year from the date of termination or if eligible to receive a pro-rata bonus, then such options can be exercised within two years of termination. In addition, each of Mr. White and Ms. McRee has the right to terminate their employment one year after a change in control, or six months if the acquiror is in the healthcare facilities business, and receive their severance payments. The agreements contain non-competition and non-solicitation provision pursuant to which Mr. White, Ms. McRee, and Mr. Whitmer will not compete with IAS or its subsidiaries within 25 miles of the location of any hospital we manage for two years following the date of termination of such person’s employment. The agreements provide that during this time such person will not solicit or recruit our business partners and employees. In certain circumstances following a change in control, IAS has agreed to compensate Mr. White in the event any payment under his employment agreement is subject to an excise tax under Section 4999 of the Internal Revenue Code.

     By the terms of their employment agreements, upon the consummation of the Transactions, Mr. White was granted an option to purchase 2% of the total outstanding common stock of IAS, and each of Ms. McRee and Mr. Whitmer were granted options to purchase 0.8% of the total outstanding common stock of IAS under the IASIS Healthcare Corporation 2004 Stock Option Plan. Mr. White’s options vest in four equal installments on each anniversary of the closing of the Transactions and Ms. McRee and Mr. Whitmer’s options vest in five equal installments on each anniversary of the closing of the Transactions. In the event of a change in control, any portion of the stock option that is not vested and exercisable shall immediately vest and become exercisable. Additionally, in the event IAS consummates a merger, business combination or other similar transaction with a company or entity that does not constitute a change in control and immediately following the consummation of such a transaction, the investor group led by Texas Pacific Group, which established IASIS Investment, as of the consummation of the Transactions and their affiliates beneficially own less than 50% of the voting power of such person and Mr. White, Ms. McRee or Mr. Whitmer’s employment is terminated by IAS without cause or by the executive for “good reason,” any portion of the stock option that has not become vested and exercisable as of the date of termination shall become immediately vested and exercisable.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     During fiscal 2004, prior to the consummation of the Transactions, IAS’s compensation committee was comprised of Messrs. White, Levy and Lightcap and Mr. Frank J. Rodriguez, a former director of IAS. Messrs. Levy, Lightcap and Rodriguez have never been officers of IAS. Mr. White was appointed IAS’s Chief Executive Officer on December 1, 2000. Following the consummation of the Transactions, IAS’s compensation committee became comprised of Messrs. White, Bonderman and Coslet. Messrs. Bonderman and Coslet have never been officers of IAS.

Stock Option Plan

     The IASIS Healthcare Corporation 2004 Stock Option Plan was established to promote our interests by providing our key employees, directors, service providers and consultants with an additional incentive to continue to work for or to perform services for us, and to improve our growth and profitability. The options granted under the plan represent the right to purchase IAS (our parent) common stock upon exercise. Each option shall be identified as either an incentive stock option or a non-qualified stock option. The plan was adopted by the board of directors and sole stockholder of IAS in connection with the Transactions.

     Generally, the exercise price of the options will equal the fair market value of a share of the common stock as of the grant date as determined by the IAS board of directors. Upon a change in control, the options will become 100% vested if the participant’s employment is terminated without “cause” or by the participant for good reason within the 2-year period immediately following such change in control. On a termination of a participant’s employment, unvested options automatically expire and vested options expire on the earlier of (i) the commencement of business on the date the employment is terminated for “cause”; (ii) 90 days after the date employment is terminated for any reason other than cause, death or disability; (iii) one year after the date employment is terminated by reason of death or disability; or (iv) the 10th anniversary of the grant date for such option.

     In connection with the plan, each participant is expected to enter into an agreement that will generally provide that for the 90-day period following the later of (i) a termination of employment or (ii) six months and one day following the date that shares of common stock were acquired pursuant to the exercise of the option, we have the right to repurchase each share then owned by the participant at fair value, as determined in good faith by the IAS board of directors.

     The plan is designed to comply with the requirements of “performance-based compensation” under Section 162(m) of the Internal Revenue Code, and the conditions for exemption from the short-swing profit recovery rules under Rule 16b-3 under the Securities Exchange Act. Under the terms of this plan, a committee established by the IAS board of directors administers this plan and may grant, in its discretion, incentive stock options and non-qualified stock options to our selected directors, officers, employees and consultants. Among other things, the committee has the power to determine at what time options may be granted as well as the terms, conditions, restrictions and performance criteria, if any, relating to the options. In addition, the plan prohibits the transfer of options, except by will or the laws of descent.

     The maximum number of shares of IAS common stock that may be issued pursuant to options granted under the plan is 1,168,000; provided, however, that on each anniversary of the closing of the Transactions prior to an initial public offering, an additional 146,000 shares of common stock will be available for grant.

     The terms and conditions applicable to options are set forth by the committee in each individual option agreement. However, no option granted under this plan may expire later than ten years from its date of grant. In addition, the committee may not grant incentive stock options to any person who is not our employee on the date of the grant, and the exercise price of an incentive stock option cannot be less than the fair market value of a share of IAS common stock on the date of its grant. The exercise price of an incentive stock option granted to a stockholder who owns at the time of the grant shares of IAS common stock with more than ten percent of the total combined voting power of all classes of IAS capital stock cannot be less than 110% of the fair market value of a share of IAS common stock on the date of the grant and the exercise period shall not exceed five years from the date of the grant. Furthermore, the aggregate fair market value of the shares of IAS common stock for which incentive stock options granted under this plan or any other stock option plan, determined as of the date of grant, that become exercisable for the first time by any person during any calendar year may not exceed $100,000. Any incentive stock options granted in excess of this limitation will be treated for all purposes as non-qualified stock options.

     The IAS board of directors may amend this plan at any time for any reason subject to the stockholders approval to the extent necessary to meet the requirements of applicable law. However, no amendment can adversely affect an optionee’s right under a previously granted option without the consent of the optionee. Unless terminated earlier by the board, this plan will terminate by its terms effective June 22, 2014, although previously granted options may be exercised after plan termination in accordance with the terms of the plan as in effect upon termination.

     As of September 30, 2004, options to purchase a total of 1,105,750 shares had been granted and were outstanding under this plan, of which no options to purchase shares were then vested and exercisable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plans

     The table below sets forth the following information as of September 30, 2004 with respect to IAS’s compensation plans (including individual compensation arrangements) under which its equity securities are authorized for issuance, aggregated by (i) all compensation plans previously approved by IAS’s security holders and (ii) all compensation plans not previously approved by IAS’s security holders:

     - the number of securities to be issued upon the exercise of outstanding options;

     - the weighted-average exercise price of the outstanding options; and

     - the number of securities remaining available for future issuance under the plans.

     IAS’s 2004 Stock Option Plan has been approved by its stockholders. IAS has not issued any warrants or other rights to purchase its equity securities.

			Remaining Available
			for Future Issuance
	Number of		Under Equity
	Securities to be		Compensation Plans
	Issued Upon	Weighted-average	(excluding securities
	Exercise of	Exercise Price of	reflected in the
Plan Category	Outstanding Options	Outstanding Options	first column)
Equity compensation plans approved by security holders
Preferred stock(1)	3,263	$437.48	—
Common stock(2)	1,268,900	$18.55	62,250
Equity compensation plans not approved by security holders	—	—	—

Total	1,272,163	$19.63	62,250

(1)	Shares of preferred stock to be issued upon exercise of rollover options issued in connection with the Transactions.

(2)	Consists of 163,150 shares of common stock to be issued upon exercise of rollover options issued in connection with the Transactions, with an exercise price of $8.75 per share, and 1,105,750 shares of common stock to be issued upon exercise of options issued under the IASIS Healthcare Corporation 2004 Stock Option Plan, with an exercise price of $20.00 per share. Of the 1,168,000 shares of common stock currently authorized for issuance under the 2004 Stock Option Plan, 62,250 shares remain available for future issuance.

Beneficial Ownership of Common Stock

     After giving effect to the Transactions, IASIS LLC is a limited liability company consisting of 100% common interests owned by IAS. IAS’s outstanding shares consist of one class of common stock and one class of preferred stock, and 100% of the outstanding common and preferred stock is owned by IASIS Investment. In addition, senior members of IAS’s management converted a portion of their in-the-money options into options to purchase IAS’s common and preferred shares in connection with the Transactions. The outstanding equity interest of IASIS Investment is held 74.4% by TPG, 18.8% by JLL and approximately 6.8% by Trimaran.

     The following table presents information as of December 17, 2004 regarding ownership of shares of IAS common stock and preferred stock by each person known to be a holder of more than 5% of IAS common stock and preferred stock, the members of the IAS board of directors, each executive officer named in the summary compensation table and all current directors and executive officers as a group.

     When reviewing the following table, you should be aware that the amounts and percentage of common stock and preferred stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Securities and Exchange Commission, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days.

     Unless otherwise indicated, the address of each person listed below is 117 Seaboard Lane, Building E, Franklin, Tennessee 37067.

			Percentage of	Percentage of
	Preferred Shares	Common Shares	Preferred Shares	Common Shares
Beneficial Owners	Beneficially Owned (a)	Beneficially Owned (b)	Beneficially Owned	Beneficially Owned
IASIS Investment (c)	292,000.00	14,600,000	100.0%	100.0%
David R. White	1,213.17	60,658	*	*
Sandra K. McRee	890.02	44,501	*	*
W. Carl Whitmer	707.23	35,361	*	*
Frank A. Coyle	108.80	5,440	*	*
Derek Morkel	108.80	5,440	*	*
David Bonderman (d)	—	—	—	—
Jonathan J. Coslet (d)	—	—	—	—
Kirk E. Gorman	—	—	—	—
Curtis Lane	—	—	—	—
Todd B. Sisitsky (d)	—	—	—	—
Paul S. Levy (e)	54,986.00	2,744,800	18.8%	18.8%
Jeffrey C. Lightcap (e)	54,986.00	2,744,800	18.8%	18.8%
Current directors and executive officers as a group (18 persons)	295,263.00	14,763,152	100.0%	100.0%

*	Less than 1%.

(a)	The following shares of preferred stock subject to options converted by management in connection with the Transactions currently exercisable or exercisable within 60 days of September 30, 2004, are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options but are not deemed outstanding for the purpose of computing the percentage ownership of any other person: Mr. White, 1,213.17; Ms. McRee, 890.02; Mr. Whitmer, 707.23; Mr. Coyle, 108.80; Mr. Morkel, 108.80; and all current directors and executive officers as a group (18 persons), 3,263.

(b)	The following shares of common stock subject to options converted by management in connection with the Transactions currently exercisable or exercisable within 60 days of September 30, 2004, are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options but are not deemed outstanding for the purpose of computing the percentage ownership of any other person: Mr. White, 60,658; Ms. McRee, 44,501; Mr. Whitmer, 35,361; Mr. Coyle, 5,440; Mr. Morkel, 5,440; and all current directors and executive officers as a group (18 persons), 163,150.

(c)	The membership interests of IASIS Investment are owned as follows: TPG, 74.4%, JLL, 18.8%, and Trimaran, 6.8%. TPG Advisors III, Inc. and TPG Advisors IV, Inc. through their ownership of TPG, which owns a controlling interest in IASIS Investment, may be deemed to beneficially own all of the shares of preferred stock and common stock owned by IASIS Investment.

(d)	David Bonderman, James G. Coulter and William S. Price, III are directors, executive officers and the sole shareholders of TPG Advisors III, Inc. and TPG Advisors IV, Inc. TPG Advisors III, Inc. and TPG Advisors IV, Inc. through their ownership of TPG, which owns a controlling interest in IASIS Investment, may be deemed to beneficially own all of the shares of preferred stock and common stock owned by IASIS Investment. Messrs. Bonderman, Coulter and Price, by virtue of their positions with TPG Advisors III, Inc. and TPG Advisors IV, Inc. may be deemed to have investment powers and beneficial ownership with respect to all of the shares of preferred stock and common stock owned by IASIS Investment. Each of Messrs. Bonderman, Coulter and Price disclaims beneficial ownership of these shares of preferred stock and common stock. None of Messrs. Coslet and Sisitsky has investment power over any of the shares of preferred stock and common stock owned by IASIS Investment.

(e)	Messrs. Levy and Lightcap are senior managing directors of JLL Partners, Inc. which, through its controlling interest in JLL, which owns 18.8% of IASIS Investment, may be deemed to beneficially own 18.8% of the shares of preferred stock and common stock owned by IASIS Investment. Accordingly, each of Messrs. Levy and Lightcap may be deemed to beneficially own 18.8% of the shares of preferred stock and common stock owned by IASIS Investment.

     All of the membership interests in IASIS LLC are pledged to our lenders as security for our obligations under our new senior secured credit facilities. In the event of a default under our new senior secured credit facilities, our lenders would have the right to foreclose on such membership interests, which would result in a change in control of our company.

Item 13. Certain Relationships and Related Transactions.

IASIS Investment Limited Liability Company Operating Agreement

     TPG is party to a limited liability company operating agreement of IASIS Investment with Trimaran and JLL. TPG, JLL and Trimaran hold approximately 74.4%, 18.8% and 6.8%, respectively, of the equity interests of IASIS Investment. TPG is the managing member of IASIS Investment.

     Pursuant to this agreement, initially JLL is entitled to nominate two directors to the IAS board of directors, with the remainder of the board of directors to be nominated by TPG. The right of JLL to nominate two directors is subject to its ownership percentage in IASIS Investment remaining at or above 9.4%. In the event JLL’s ownership percentage in IASIS Investment falls below 9.4%, but is at least 4.7%, JLL will have the right to nominate one director. If JLL’s ownership percentage falls below 4.7%, it will not have the right to nominate any directors. The agreement also places certain restrictions on the transfer of membership interests in IASIS Investment. JLL and Trimaran have the right to participate in certain dispositions by TPG and can be required to participate on the same terms in any sale by TPG in excess of a specified percentage of its collective interest.

Investor Rights Agreement

     After giving effect to the Transactions, IASIS Investment is the sole stockholder of IAS, which owns 100% of the common interests of IASIS LLC. IASIS Investment is party to an investor rights agreement with IAS. Pursuant to this agreement, IASIS Investment can cause IAS to register its interests in IAS under the Securities Act and to maintain a shelf registration statement effective with respect to such interests. IASIS Investment is also entitled to participate on a pro rata basis in any registration of our equity interests under the Securities Act that IAS may undertake. The agreement also grants IASIS Investment preemptive rights over certain additional issuances of equity securities by IAS.

Management Services Agreement

     Upon the consummation of the Transactions, we entered into a management services agreement with TPG GenPar III, L.P., TPG GenPar IV, L.P., both affiliates of Texas Pacific Group, JLL Partners Inc. and Trimaran Fund Management, L.L.C. under which we paid those parties a transaction fee equal to $15 million in the aggregate. The management services agreement provides that in exchange for consulting and management advisory services that will be provided to us by the investors, we will pay an aggregate monitoring fee of 0.25% of budgeted net revenue up to a maximum of $5 million per fiscal year to these parties (or certain of their respective affiliates) on a quarterly basis and reimburse them for their reasonable disbursements and out-of-pocket expenses. This monitoring fee will be subordinated to the notes in the event of a bankruptcy of the company. For the period from June 23, 2004 through September 30, 2004, we paid $746,000 in monitoring fees under the management services agreement.

Stockholders Agreement

     In connection with the 1999 recapitalization transaction with Paracelsus Healthcare Corporation (currently known as Clarent Hospital Corporation) and acquisition of hospitals and related facilities from Tenet Healthcare Corporation, JLL Healthcare, LLC and the other investors in our company entered into a stockholders agreement dated October 8, 1999, as amended, governing their ownership of our company. We agreed to pay the administrative fees and expenses of JLL Healthcare, LLC during the term of the stockholders agreement. During the year ended September 30, 2004, we paid JLL Healthcare, LLC approximately $165,000 for its administrative fees and expenses. The stockholders agreement terminated on June 22, 2004.

Tax Sharing Agreement and Other Tax Allocations

     Prior to the consummation of the Transactions, IAS and some of its subsidiaries were included in JLL Healthcare, LLC’s consolidated group for U.S. federal income tax purposes as well as in some consolidated, combined or unitary groups which included JLL Healthcare, LLC for state, local and foreign income tax purposes. IAS and JLL Healthcare, LLC entered into a tax sharing agreement in connection with the recapitalization that occurred in October 1999. The tax sharing agreement required IAS to make payments to JLL Healthcare, LLC such that, with respect to tax returns for any taxable period in which IAS or any of its subsidiaries were included in JLL Healthcare, LLC’s consolidated group or any combined group including JLL Healthcare, LLC, the amount of taxes to be paid by IAS would be determined, subject to some adjustments, as if it and each of its subsidiaries included in JLL Healthcare, LLC’s consolidated group or a combined group including JLL Healthcare, LLC filed their own consolidated, combined or unitary tax returns. The tax sharing agreement with JLL Healthcare, LLC terminated on June 22, 2004.

     IASIS LLC and some of its subsidiaries are included in IAS’s consolidated group for U.S. federal income tax purposes as well as in some consolidated, combined or unitary groups which include IAS for state, local and foreign income tax purposes. With respect to tax returns for any taxable period in which IASIS LLC or any of its subsidiaries are included in IAS’s consolidated group or any combined group including IAS, the amount of taxes to be paid by IASIS LLC is determined, subject to some adjustments, as if it and each of its subsidiaries included in IAS’s consolidated group or a combined group including IAS filed their own consolidated, combined or unitary tax returns.

Item 14. Principal Accountant Fees and Services

     The following table sets forth the aggregate fees for services related to fiscal years 2004 and 2003 provided by Ernst and Young LLP, our principal accountants:

	Fiscal	Fiscal
	2004	2003
Audit Fees (a)	$1,106,000	$602,000
Audit-Related Fees (b)	154,000	240,000
Tax Fees	89,000	—
All Other Fees (c)	—	34,000

(a)	Audit Fees represent fees billed for professional services rendered for the audit of our annual financial statements and review of our quarterly financial statements, and audit services provided in connection with other statutory or regulatory filings, including services related to our 8 1/2% senior subordinated notes issued in June 2003 and our 8 3/4% senior subordinated notes issued in June 2004.

(b)	Audit-Related Fees represent fees billed for assurance services related to the audit of our financial statements. The amount shown for fiscal 2004 consists primarily of services rendered in connection with the Merger in June 2004. The amount shown for fiscal 2003 consists primarily of services rendered for the separate audits of three of our subsidiaries in conjunction with the private offering of limited partnership units in the subsidiaries to third party investors.

(c)	All Other Fees represent fees for services provided to us not otherwise included in the categories above.

     During fiscal 2003, we reviewed our existing practices regarding the use of our independent auditors to provide non-audit and consulting services, to ensure compliance with SEC proposals. Our audit committee adopted a policy, which provides that our independent auditors may provide certain non-audit services which do not impair the auditors’ independence. In that regard, our audit committee must pre-approve all audit services provided to our company, as well as all non-audit services provided by our company’s independent auditors. This policy is administered by our senior corporate financial management, which reports throughout the year to our audit committee. Our audit committee pre-approved all audit and non-audit services provided by Ernst and Young LLP during fiscal 2004 and fiscal 2003.

Item 15. Exhibits and Financial Statement Schedules

(a) 1. Financial Statements: See Item 8

     2. Financial Statement Schedules: Not Applicable

     3. Management Contracts and Compensatory Plans and Arrangements

—	Employment Agreement, dated as of May 4, 2004, by and between IASIS Healthcare Corporation and David R. White (8)

—	Employment Agreement, dated as of May 4, 2004, by and between IASIS Healthcare Corporation and Sandra K. McRee (8)

—	Employment Agreement, dated as of May 4, 2004, by and between IASIS Healthcare Corporation and W. Carl Whitmer (8)

—	Form of Roll-over Option Letter Agreement (8)

—	IASIS Healthcare Corporation 2004 Stock Option Plan (8)

—	Form of Management Stockholders Agreement between IAS and each of David R. White, Sandra K. McRee and W. Carl Whitmer (8)

—	Form of Management Stockholders Agreement under IASIS Healthcare Corporation 2004 Stock Option Plan (8)

—	Form of Stock Option Grant Agreement under IASIS Healthcare Corporation 2004 Stock Option Plan (8)

—	Form of Management Stockholders Agreement for Rollover Options (8)

—	IASIS Corporate Incentive Plan (8)

—	IASIS Market Executive Incentive Program (8)

(c) Exhibits:

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of May 4, 2004, by and among IASIS Investment LLC, Titan Merger Corporation and IASIS Healthcare Corporation (8)

2.2
Indemnification Agreement dated as of May 4, 2004, by and among IASIS Investment LLC, IASIS Healthcare Corporation, and the stockholders and option holders of IASIS Healthcare Corporation listed on the signature pages thereof (1)

2.3	Asset Sale Agreement dated as of January 16, 2004, by and between NLVH, Inc. and IASIS Healthcare Corporation (2)

Exhibit No.	Description
2.4	Assignment and Assumption of Asset Sale Agreement dated as of January 16, 2004, by and between IASIS Healthcare Corporation and Lake Mead Hospital, Inc. (2)

2.5	Guaranty of Payment and Performance dated as of January 16, 2004, executed by IASIS Healthcare Corporation in favor of NLVH, Inc. (2)

3.1	Certificate of Formation of IASIS Healthcare LLC, as filed with the Secretary of State of the State of Delaware on May 11, 2004 (8)

3.2	Limited Liability Company Agreement of IASIS Healthcare LLC dated as of May 11, 2004 (8)

4.1	Indenture, dated as of June 22, 2004, among IASIS Healthcare LLC, IASIS Capital Corporation, the Subsidiary Guarantors and The Bank of New York Trust Company, N.A., as Trustee (8)

4.2	Form of Notation of Subsidiary Guarantee (8)

4.3	Form of 8 3/4% Senior Subordinated Exchange Note due 2014 (8)

4.4
Supplemental Indenture, dated as of June 30, 2004, by and between IASIS Finance Texas Holdings, LLC, IASIS Healthcare LLC, IASIS Capital Corporation, the existing Subsidiary Guarantors and The Bank of New York Trust Company, N.A., as Trustee (8)

4.5
Supplemental Indenture, effective as of November 5, 2004, by and between Mountain Vista Medical Center, LP, IASIS Healthcare LLC, IASIS Capital Corporation, the existing Subsidiary Guarantors and The Bank of New York Trust Company, N.A., as Trustee

10.1	Lease, dated as of July 29, 1977, by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, Inc., as Tenant (3)

10.2	Addendum to Lease entered into by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, Inc., as Tenant (3)

10.3	Conforming Amendment to Lease, dated as of June 10, 1991, by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, Inc., as Tenant (3)

10.4	Amendment to Hospital Lease, dated as of October 31, 2000, by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, L.P., as Tenant (3)

10.5	Amendment to Lease, dated April 30, 2003, by and between Sierra Equities, Inc. and Mesa General Hospital, L.P. (4)

10.6	Amended and Restated Pioneer Hospital Lease, dated as of June 28, 2002, by and between Health Care Property Investors, Inc. and Pioneer Valley Hospital, Inc. (5)

10.7	Lease Agreement, dated as of October 6, 2003, between The Dover Centre, LLC and IASIS Healthcare Corporation (6)

10.8	Form of Indemnification Agreement (8)

10.9	Contract between Arizona Health Care Cost Containment System and Health Choice Arizona (including Amendment No. 1 thereto), effective as of October 1, 2003 (4)

Exhibit No.	Description
10.10	Amendment No. 2 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2003 (6)

10.11	Amendment No. 3 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2003 (6)

10.12	Amendment No. 4 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2003 (6)

10.13	Amendment No. 5 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2003 (6)

10.14	Amendment No. 6 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2003 (6)

10.15	Amendment No. 7 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of April 1, 2004 (8)

10.16	Amendment No. 8 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2004 (8)

10.17	Amendment No. 9 to Contact between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2004

10.18	Purchase and Sale Agreement dated as of December 15, 2003, by and between Rocky Mountain Medical Center, Inc. and Board of Education of the Granite School District (7)

10.19	Letter Agreement dated as of January 26, 2004 by and among Rocky Mountain Medical Center, Inc., Board of Education of Granite School District and Merrill Title Company (7)

10.20	Information System Agreement, dated February 23, 2000, between McKesson Information Solutions LLC and IASIS Healthcare Corporation, as amended (8)**

10.21
Amended and Restated Credit Agreement, dated June 22, 2004, by and among IASIS Healthcare LLC, IASIS Healthcare Corporation, the Subsidiary Guarantors, Bank of America, N.A., as Administrative Agent, L/C Issuer and Swingline Lender and the other lenders party thereto (8)

10.22	Joinder Agreement, dated as of June 30, 2004, by and between IASIS Finance Texas Holdings, LLC and Bank of America, N.A., as Administrative Agent (8)

10.23	Joinder Agreement, effective as of November 5, 2004, by and between Mountain Vista Medical Center, LP and Bank of America, N.A., as Administrative Agent

10.24	Employment Agreement, dated as of May 4, 2004, by and between IASIS Healthcare Corporation and David R. White (8)

10.25	Employment Agreement, dated as of May 4, 2004, by and between IASIS Healthcare Corporation and Sandra K. McRee (8)

10.26	Employment Agreement, dated as of May 4, 2004, by and between IASIS Healthcare Corporation and W. Carl Whitmer (8)

10.27	Form of Roll-over Option Letter Agreement (8)

Exhibit No.	Description
10.28	IASIS Healthcare Corporation 2004 Stock Option Plan (8)

10.29
Management Services Agreement dated as of June 22, 2004 by and among IASIS Healthcare LLC, Trimaran Fund II, L.L.C., Trimaran Parallel Fund II, L.P., Trimaran Capital L.L.C., CIBC Employee Private Equity Partners (Trimaran), CIBC MB Inc., JLL Partners Inc., TPG IASIS IV LLC, TPG IASIS III LLC, TPG IASIS Co-Invest I LLC and TPG IASIS Co-Invest II LLC (8)

10.30	Investor Rights Agreement dated as of June 22, 2004, by and between IASIS Investment LLC and IASIS Healthcare Corporation (8)

10.31	Form of Management Stockholders Agreement between IAS and each of David R. White, Sandra K. McRee and W. Carl Whitmer (8)

10.32	Form of Management Stockholders Agreement under IASIS Healthcare Corporation 2004 Stock Option Plan (8)

10.33	Form of Stock Option Grant Agreement under IASIS Healthcare Corporation 2004 Stock Option Plan (8)

10.34	Form of Management Stockholders Agreement for Rollover Options (8)

10.35	IASIS Corporate Incentive Plan (8)

10.36	IASIS Market Executive Incentive Program (8)

14	Code of Ethics (6)

21	Subsidiaries of IASIS Healthcare Corporation

31.1	Certification of Principal Executive Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Portions of this exhibit have been omitted and filed separately with the Commission pursuant to a grant of confidential treatment pursuant to Rule 24(b)-2 promulgated under the Securities Exchange Act of 1934, as amended.

(1)	Incorporated by reference to IASIS Healthcare Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004.

(2)	Incorporated by reference to IASIS Healthcare Corporation’s Current Report on Form 8-K filed on February 2, 2004.

(3)	Incorporated by reference to IASIS Healthcare Corporation’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

(4)	Incorporated by reference to IASIS Healthcare Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003.

(5)	Incorporated by reference to IASIS Healthcare Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002.

(6)	Incorporated by reference to IASIS Healthcare Corporation’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

(7)	Incorporated by reference to IASIS Healthcare Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003.

(8)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-117362).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IASIS HEALTHCARE LLC

Date: December 17, 2004	By:	/s/ David R. White

David R. White
Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David R. White David R. White	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	December 17, 2004
/s/ W. Carl Whitmer W. Carl Whitmer	Chief Financial Officer (Principal Financial and Accounting Officer)	December 17, 2004
/s/ David Bonderman David Bonderman	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 17, 2004
/s/ Jonathan J. Coslet Jonathan J. Coslet	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 17, 2004
/s/ Kirk E. Gorman Kirk E. Gorman	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 17, 2004
/s/ Curtis Lane Curtis Lane	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 17, 2004
/s/ Todd B. Sisitsky Todd B. Sisitsky	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 17, 2004

Signature	Title	Date
/s/ Paul S. Levy Paul S. Levy	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 17, 2004
/s/ Jeffrey C. Lightcap Jeffrey C. Lightcap	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 17, 2004

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

     No annual report or proxy material has been sent to security holders.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of May 4, 2004, by and among IASIS Investment LLC, Titan Merger Corporation and IASIS Healthcare Corporation (8)

2.2
Indemnification Agreement dated as of May 4, 2004, by and among IASIS Investment LLC, IASIS Healthcare Corporation, and the stockholders and option holders of IASIS Healthcare Corporation listed on the signature pages thereof (1)

2.3	Asset Sale Agreement dated as of January 16, 2004, by and between NLVH, Inc. and IASIS Healthcare Corporation (2)

2.4	Assignment and Assumption of Asset Sale Agreement dated as of January 16, 2004, by and between IASIS Healthcare Corporation and Lake Mead Hospital, Inc. (2)

2.5	Guaranty of Payment and Performance dated as of January 16, 2004, executed by IASIS Healthcare Corporation in favor of NLVH, Inc. (2)

3.1	Certificate of Formation of IASIS Healthcare LLC, as filed with the Secretary of State of the State of Delaware on May 11, 2004 (8)

3.2	Limited Liability Company Agreement of IASIS Healthcare LLC dated as of May 11, 2004 (8)

4.1	Indenture, dated as of June 22, 2004, among IASIS Healthcare LLC, IASIS Capital Corporation, the Subsidiary Guarantors and The Bank of New York Trust Company, N.A., as Trustee (8)

4.2	Form of Notation of Subsidiary Guarantee (8)

4.3	Form of 8 3/4% Senior Subordinated Exchange Note due 2014 (8)

4.4
Supplemental Indenture, dated as of June 30, 2004, by and between IASIS Finance Texas Holdings, LLC, IASIS Healthcare LLC, IASIS Capital Corporation, the existing Subsidiary Guarantors and The Bank of New York Trust Company, N.A., as Trustee (8)

4.5
Supplemental Indenture, effective as of November 5, 2004, by and between Mountain Vista Medical Center, LP, IASIS Healthcare LLC, IASIS Capital Corporation, the existing Subsidiary Guarantors and The Bank of New York Trust Company, N.A., as Trustee

10.1	Lease, dated as of July 29, 1977, by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, Inc., as Tenant (3)

10.2	Addendum to Lease entered into by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, Inc., as Tenant (3)

10.3	Conforming Amendment to Lease, dated as of June 10, 1991, by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, Inc., as Tenant (3)

10.4	Amendment to Hospital Lease, dated as of October 31, 2000, by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, L.P., as Tenant (3)

10.5	Amendment to Lease, dated April 30, 2003, by and between Sierra Equities, Inc. and Mesa General Hospital, L.P. (4)

Exhibit No.	Description
10.6	Amended and Restated Pioneer Hospital Lease, dated as of June 28, 2002, by and between Health Care Property Investors, Inc. and Pioneer Valley Hospital, Inc. (5)

10.7	Lease Agreement, dated as of October 6, 2003, between The Dover Centre, LLC and IASIS Healthcare Corporation (6)

10.8	Form of Indemnification Agreement (8)

10.9	Contract between Arizona Health Care Cost Containment System and Health Choice Arizona (including Amendment No. 1 thereto), effective as of October 1, 2003 (4)

10.10	Amendment No. 2 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2003 (6)

10.11	Amendment No. 3 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2003 (6)

10.12	Amendment No. 4 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2003 (6)

10.13	Amendment No. 5 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2003 (6)

10.14	Amendment No. 6 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2003 (6)

10.15	Amendment No. 7 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of April 1, 2004 (8)

10.16	Amendment No. 8 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2004 (8)

10.17	Amendment No. 9 to Contact between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2004

10.18	Purchase and Sale Agreement dated as of December 15, 2003, by and between Rocky Mountain Medical Center, Inc. and Board of Education of the Granite School District (7)

10.19	Letter Agreement dated as of January 26, 2004 by and among Rocky Mountain Medical Center, Inc., Board of Education of Granite School District and Merrill Title Company (7)

10.20	Information System Agreement, dated February 23, 2000, between McKesson Information Solutions LLC and IASIS Healthcare Corporation, as amended (8)**

10.21
Amended and Restated Credit Agreement, dated June 22, 2004, by and among IASIS Healthcare LLC, IASIS Healthcare Corporation, the Subsidiary Guarantors, Bank of America, N.A., as Administrative Agent, L/C Issuer and Swingline Lender and the other lenders party thereto (8)

10.22	Joinder Agreement, dated as of June 30, 2004, by and between IASIS Finance Texas Holdings, LLC and Bank of America, N.A., as Administrative Agent (8)

10.23	Joinder Agreement, effective as of November 5, 2004, by and between Mountain Vista Medical Center, LP and Bank of America, N.A., as Administrative Agent

Exhibit No.	Description
10.24	Employment Agreement, dated as of May 4, 2004, by and between IASIS Healthcare Corporation and David R. White (8)

10.25	Employment Agreement, dated as of May 4, 2004, by and between IASIS Healthcare Corporation and Sandra K. McRee (8)

10.26	Employment Agreement, dated as of May 4, 2004, by and between IASIS Healthcare Corporation and W. Carl Whitmer (8)

10.27	Form of Roll-over Option Letter Agreement (8)

10.28	IASIS Healthcare Corporation 2004 Stock Option Plan (8)

10.29
Management Services Agreement dated as of June 22, 2004 by and among IASIS Healthcare LLC, Trimaran Fund II, L.L.C., Trimaran Parallel Fund II, L.P., Trimaran Capital L.L.C., CIBC Employee Private Equity Partners (Trimaran), CIBC MB Inc., JLL Partners Inc., TPG IASIS IV LLC, TPG IASIS III LLC, TPG IASIS Co-Invest I LLC and TPG IASIS Co-Invest II LLC (8)

10.30	Investor Rights Agreement dated as of June 22, 2004, by and between IASIS Investment LLC and IASIS Healthcare Corporation (8)

10.31	Form of Management Stockholders Agreement between IAS and each of David R. White, Sandra K. McRee and W. Carl Whitmer (8)

10.32	Form of Management Stockholders Agreement under IASIS Healthcare Corporation 2004 Stock Option Plan (8)

10.33	Form of Stock Option Grant Agreement under IASIS Healthcare Corporation 2004 Stock Option Plan (8)

10.34	Form of Management Stockholders Agreement for Rollover Options (8)

10.35	IASIS Corporate Incentive Plan (8)

10.36	IASIS Market Executive Incentive Program (8)

14	Code of Ethics (6)

21	Subsidiaries of IASIS Healthcare Corporation

31.1	Certification of Principal Executive Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Portions of this exhibit have been omitted and filed separately with the Commission pursuant to a grant of confidential treatment pursuant to Rule 24(b)-2 promulgated under the Securities Exchange Act of 1934, as amended.

(1)	Incorporated by reference to IASIS Healthcare Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004.

(2)	Incorporated by reference to IASIS Healthcare Corporation’s Current Report on Form 8-K filed on February 2, 2004.

(3)	Incorporated by reference to IASIS Healthcare Corporation’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

(4)	Incorporated by reference to IASIS Healthcare Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003.

(5)	Incorporated by reference to IASIS Healthcare Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002.

(6)	Incorporated by reference to IASIS Healthcare Corporation’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

(7)	Incorporated by reference to IASIS Healthcare Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003.

(8)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-117362).