Form 10-Q
period 2004-12-31
IASIS Healthcare LLC
filed 2005-02-10
CIK 1294632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________.

COMMISSION FILE NUMBER: 333-117362

IASIS HEALTHCARE LLC

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	20-1150104
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

DOVER CENTRE
117 SEABOARD LANE, BUILDING E
FRANKLIN, TENNESSEE 37067
(Address of Principal Executive Offices)

(615) 844-2747
(Registrant’s Telephone Number, Including Area Code)

Not Applicable
(Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

     As of February 10, 2005, 100% of the registrant’s common interests outstanding (all of which are privately owned and are not traded on any public market) were owned by IASIS Healthcare Corporation, its sole member.

i

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	December 31,	September 30,
	2004	2004
ASSETS
Current assets:
Cash and cash equivalents	$61,277	$98,805
Accounts receivable, net of allowance for doubtful accounts of $105,270 and $94,139, respectively	173,152	165,280
Inventories	27,595	26,253
Prepaid expenses and other current assets	25,405	21,297

Total current assets	287,429	311,635

Property and equipment, net	557,853	532,459
Goodwill	252,204	252,204
Unallocated purchase price	578,455	585,013
Other assets, net	42,070	42,850

Total assets	$1,718,011	$1,724,161

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$55,722	$61,295
Salaries and benefits payable	31,081	36,463
Accrued interest payable	6,834	13,821
Medical claims payable	56,490	55,421
Other accrued expenses and other current liabilities	25,459	26,142
Current portion of long-term debt and capital lease obligations	7,396	10,728

Total current liabilities	182,982	203,870

Long-term debt and capital lease obligations	902,350	902,026
Other long-term liabilities	36,508	31,596
Minority interest	12,506	12,964

Equity:
Member’s equity	583,665	573,705

Total liabilities and equity	$1,718,011	$1,724,161

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands)

		Predecessor
	Three Months	Three Months
	Ended December	Ended December
	31, 2004	31, 2003
Net revenue:
Acute care revenue	$283,774	$249,390
Premium revenue	86,201	68,714

Total net revenue	369,975	318,104

Costs and expenses:
Salaries and benefits	106,509	99,416
Supplies	45,366	40,279
Medical claims	73,335	57,771
Rents and leases	7,859	7,800
Other operating expenses	53,036	48,028
Provision for bad debts	32,255	25,098
Interest expense, net	14,670	13,891
Depreciation and amortization	18,224	16,731
Management fees	958	—

Total costs and expenses	352,212	309,014

Earnings before gain (loss) on sale of assets, minority interests and income taxes	17,763	9,090
Gain (loss) on sale of assets, net	(73)	151
Minority interests	(1,133)	(991)

Earnings before income taxes	16,557	8,250
Income tax expense	6,597	32

Net earnings	$9,960	$8,218

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

		Predecessor
	Three Months	Three Months
	Ended December	Ended December
	31, 2004	31, 2003
Cash flows from operating activities:
Net earnings	$9,960	$8,218
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	18,224	16,731
Minority interests	1,133	991
Deferred income taxes	6,210	—
Loss (gain) on sale of assets	73	(151)
Changes in operating assets and liabilities:
Accounts receivable	(7,872)	(8,330)
Inventories, prepaid expenses and other current assets	(5,450)	607
Accounts payable and other accrued liabilities	(7,799)	(5,138)

Net cash provided by operating activities	14,479	12,928

Cash flows from investing activities:
Purchase of property and equipment	(46,125)	(17,362)
Cash paid for acquisition	(335)	—
Proceeds from sale of assets	—	151
Change in other assets	(509)	(946)

Net cash used in investing activities	(46,969)	(18,157)

Cash flows from financing activities:
Proceeds from debt borrowings	2,274	—
Payment of debt and capital leases	(5,281)	(1,504)
Debt financing costs incurred	(440)	—
Distribution of minority interests	(1,591)	(1,343)
Proceeds received from hospital syndication	—	1,976

Net cash used in financing activities	(5,038)	(871)

Decrease in cash and cash equivalents	(37,528)	(6,100)
Cash and cash equivalents at beginning of period	98,805	101,070

Cash and cash equivalents at end of period	$61,277	$94,970

Supplemental disclosure of cash flow information:
Cash paid for interest	$22,598	$23,097

Cash paid for income taxes, net	$9	$21

Supplemental schedule of noncash investing activities:
Property and equipment in accounts payable	$6,160	$—

See accompanying notes.

IASIS HEALTHCARE LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

     On June 22, 2004, an investor group led by Texas Pacific Group acquired IASIS Healthcare Corporation (“IAS” or the “Predecessor”) through a merger (the “Merger”). In order to consummate the Merger, the investor group established IASIS Investment LLC, a Delaware limited liability company (“IASIS Investment”), and capitalized it with cash and shares of IAS’s common stock. The initial capital contributed by the investor group was contributed by IASIS Investment to a wholly owned subsidiary of IASIS Investment, which merged with and into IAS. In the Merger, IAS issued shares of common and preferred stock to IASIS Investment, which became the sole stockholder of IAS after giving effect to the Merger.

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

     For a discussion of the Merger and related financing transactions, see Notes 3 and 4 to these unaudited condensed consolidated financial statements. The Merger, the related financing transactions and the use of the proceeds from the financing transactions are referred to herein as the “Transactions.”

     The accompanying unaudited condensed consolidated financial statements for the three months ended December 31, 2003 reflect the results of operations and cash flows of the Predecessor. The unaudited condensed consolidated financial statements as of and for the three months ended December 31, 2004 reflect the financial position, results of operations and cash flows of IASIS LLC.

     The Merger has been accounted for as a purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. Because of this accounting treatment the consolidated financial statements of IASIS LLC reflect a step-up in basis of related net assets upon the final allocation.

     IASIS LLC owns and operates medium-sized acute care hospitals in high-growth urban and suburban markets. At December 31, 2004, the Company owned or leased 15 acute care hospitals and one behavioral health hospital, with a total of 2,246 beds in service, located in five regions:

•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	Tampa-St. Petersburg, Florida;

•	Las Vegas, Nevada; and

•	four cities in Texas, including San Antonio.

     The Company also owns and operates a Medicaid managed health plan in Phoenix called Health Choice Arizona, Inc. (“Health Choice” or the “Plan”), serving over 108,000 members at December 31, 2004. In addition, the Company has an ownership interest in three ambulatory surgery centers.

     The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The condensed consolidated balance sheet of the Company at September 30, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

     The preparation of the financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying unaudited condensed consolidated financial statements and notes. Actual results could differ from those estimates.

     The unaudited condensed consolidated financial statements include all subsidiaries and entities under common control of the Company. Control is generally defined by the Company as ownership of a majority of the voting interest of an entity. Significant intercompany transactions have been eliminated. Investments in entities that the Company does not control, but in which it has a substantial ownership interest and can exercise significant influence, are accounted for using the equity method.

     The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company include the IASIS LLC corporate office costs, which were $8.8 million and $8.3 million for the three months ended December 31, 2004 and 2003, respectively.

2.	Recently Issued Accounting Pronouncements

     On December 16, 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company expects to adopt SFAS 123(R) on October 1, 2006. Management of the Company has not yet determined the impact of adopting the new standard.

3.	Long-Term Debt and Capital Lease Obligations

     Long-term debt and capital lease obligations consist of the following (in thousands):

	December 31,	September 30,
	2004	2004

Senior secured credit facilities	$422,875	$423,938
Senior subordinated notes	475,000	478,500
Capital lease obligations and other	11,871	10,316

	909,746	912,754

Less current maturities	7,396	10,728

	$902,350	$902,026

Senior Secured Credit Facilities

     As part of the Transactions, the Company entered into an amended and restated senior credit agreement with various lenders and Bank of America, N.A., as administrative agent, and repaid all outstanding indebtedness under IAS’s existing bank credit facility.

     The new senior secured credit facilities consist of a new senior secured term loan of $425.0 million (the “Term Facility”) and a new senior secured revolving credit facility of $250.0 million (the “Revolving Facility”).

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

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

     The term loans under the Term Facility bear interest at a rate equal to LIBOR plus 2.25% per annum or, at the Company’s option, the base rate plus 1.25% per annum. The loans under the Revolving Facility initially bear interest at a rate equal to LIBOR plus 2.50% per annum or, at the Company’s option, the base rate plus 1.50% per annum, and, beginning after December 31, 2004, may decline by as much as 0.50% if certain leverage ratios are met. A commitment fee equal to 0.50% per annum times the daily average undrawn portion of the Revolving Facility will accrue and will be payable quarterly in arrears.

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

     At December 31, 2004, $422.9 million was outstanding under the Term Facility loan and no amounts were outstanding under the revolving credit facility. The Term Facility includes a $75.0 million sublimit for letters of credit that may be issued. At December 31, 2004, the Company had issued $38.3 million in letters of credit. The Company pays a commitment fee equal to 0.5% of the average daily amount available under the revolving credit facility. The weighted average interest rate of outstanding borrowings under the Term Facility was approximately 4.3% for the three months ended December 31, 2004.

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

     In connection with the Transactions, on May 6, 2004, IAS commenced a cash tender offer to purchase any and all of the 13% notes and the 8 1/2% notes. IAS also commenced a solicitation of consents to proposed amendments to the indentures governing the notes that would amend or eliminate substantially all of the restrictive

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

covenants contained in the indentures. As of the consent payment deadline, holders of approximately 98.5% of the outstanding principal amount of the 13% notes and 100% of the outstanding principal amount of the 8 1/2% notes tendered their notes and consented to the applicable proposed amendments. In October 2004, the remaining $3.5 million of the 13% notes were retired. This amount is included in current liabilities on the Company’s condensed consolidated balance sheet at September 30, 2004.

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

4.	Acquisition of IASIS Healthcare Corporation

     As previously discussed in Note 1, an investor group led by Texas Pacific Group acquired IAS through the Merger on June 22, 2004. The Merger has been accounted for as a purchase in accordance with SFAS No. 141, Business Combinations. The allocation of the Merger purchase price is based on preliminary estimates of the fair value of the assets acquired and liabilities assumed. The purchase price for IAS, including direct transaction costs, was $1.5 billion, of which $578.5 million remains in unallocated purchase price on the Company’s December 31, 2004 balance sheet. The final purchase price allocation is subject to the Company obtaining a final valuation prepared by an independent appraiser. The Company expects to receive the independent appraiser’s final valuation and complete the final purchase price allocation during the second fiscal quarter of 2005. The Company expects a significant portion of the unallocated purchase to ultimately be allocated to goodwill. Any goodwill resulting from the purchase price allocation will not result in additional deductible goodwill for tax purposes.

     Information regarding the change in the unallocated purchase price for the periods indicated is summarized below (in thousands):

Unallocated Purchase
Price
Balance at September 30, 2004	$585,013
Change in deferred taxes	(6,210)
Other	(348)

Balance at December 31, 2004	$578,455

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

5.	Stock Benefit Plans

     Although IASIS LLC has no stock option plan or outstanding stock options, the Company, through its parent, IAS, grants stock options for a fixed number of common shares to employees. SFAS 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for employee stock option grants in accordance with APB 25 and, accordingly, recognizes no compensation expense for the stock option grants when the exercise price of the options equals, or is greater than, the market value of the underlying stock on the date of grant. See Note 2 — Recently Issued Accounting Pronouncements.

     If the Company had measured compensation cost for the stock options granted under the fair value based method prescribed by SFAS 123, net earnings would have been changed to the pro forma amounts set forth below (in thousands):

	Three Months Ended December 31,
	2004	2003

Net earnings as reported	$9,960	$8,218
Deduct: Total stock based employee compensation determined under fair value based method for all awards, net of related tax effects	(234)	(375)

Pro forma net earnings	$9,726	$7,843

     The effect of applying SFAS 123 for providing pro forma disclosure may not to be representative of the effect on reported net earnings for future years.

6.	Contingencies

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

Professional, General and Workers Compensation Liability Risks

     The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment and personal injuries. To cover these types of claims, the Company maintains general liability and professional liability insurance in excess of self-insured retentions through a commercial insurance carrier in amounts that the Company believes to be sufficient for its operations. However, some claims may exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may potentially not be covered by insurance. The Company is currently not a party to any such proceedings that, in the Company’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company expenses an estimate of the costs it expects to incur under the self-insured retention exposure for general and professional liability claims using historical claims data, demographic factors, severity factors, current incident logs and other actuarial analysis. As of December 31 and September 30, 2004, the Company’s professional and general liability accrual for asserted and unasserted claims was approximately $33.9 million and $28.8 million, respectively, which is included within other long-term liabilities in the accompanying condensed consolidated balance sheets.

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

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

Health Choice

     Health Choice has entered into a capitated contract whereby the Plan provides healthcare services in exchange for fixed periodic and supplemental payments from the Arizona Health Care Cost Containment System (“AHCCCS”). These services are provided regardless of the actual costs incurred to provide these services. The Company receives reinsurance and other supplemental payments from AHCCCS to cover certain costs of healthcare services that exceed certain thresholds. The Company believes the capitated payments, together with reinsurance and other supplemental payments are sufficient to pay for the services Health Choice is obligated to deliver. As of December 31, 2004, the Company provided a performance guaranty in the form of a letter of credit in the amount of $20.6 million for the benefit of AHCCCS to support its obligations under the Health Choice contract to provide and pay for the healthcare services. Additionally, Health Choice maintains a cash balance of $5.0 million and an intercompany demand note with the Company. The amount of the performance guaranty is based in part upon the membership in the Plan and the related capitation revenue paid to Health Choice.

Capital Expenditure Commitments

     The Company is building a new hospital in Port Arthur, Texas and is expanding and renovating some of its existing facilities to permit additional patient volume and provide a greater variety of services. The Company had incurred approximately $88.4 million in uncompleted projects as of December 31, 2004, which is included in property and equipment in its accompanying unaudited condensed consolidated balance sheet at that date. At December 31, 2004, the Company had various construction and other projects in progress with an estimated additional cost to complete and equip of approximately $62.4 million.

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

     Tenet Healthcare Corporation (“Tenet”) and its affiliates are defendants in a civil action brought on January 9, 2003 in the U.S. District Court for the Central District of California by the United States for the improper assignment of diagnostic codes and submitting false claims to Medicare. The litigation stems from an investigation by the U.S. Department of Justice, in conjunction with the Office of Inspector General, of certain hospital billings to Medicare for inpatient stays

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

reimbursed pursuant to diagnosis related groups 79 (pneumonia), 415 (operating room procedure for infectious and parasitic diseases), 416 (septicemia) and 475 (respiratory system diagnosis with mechanical ventilator). Although hospitals that IAS acquired from Tenet are referenced in the complaint, all of the actions complained of occurred prior to December 31, l998 and thus before the hospitals’ acquisition by IAS. IAS has informed Tenet that IAS has no obligation or liability for any of the matters described in the complaint and that IAS is entitled to indemnification if any damages or relief were to be sought against IAS in connection with the proceeding. Tenet has accepted service of process on behalf of these hospitals and has agreed to indemnify IAS.

     The Company believes it is in material compliance with all applicable laws and regulations. Compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action, including fines, penalties and exclusion from the Medicare and Medicaid programs.

7.	Segment and Geographic Information

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

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

	For the Three Months Ended December 31, 2004
	Acute Care	Health Choice	Eliminations	Consolidated
Net acute care revenue	$283,774	$—	$—	$283,774
Premium revenue	—	86,201	—	86,201
Revenue between segments	2,224	—	(2,224)	—

Net revenue	285,998	86,201	(2,224)	369,975

Salaries and benefits	103,789	2,720	—	106,509
Supplies	45,315	51	—	45,366
Medical claims	—	75,559	(2,224)	73,335
Rents and Leases	7,642	217	—	7,859
Other operating expenses	50,199	2,837	—	53,036
Provision for bad debts	32,255	—	—	32,255

Adjusted EBITDA(1)	46,798	4,817	—	51,615

Interest expense, net	14,670	—	—	14,670
Depreciation and amortization	17,484	740	—	18,224
Management fees	958	—	—	958

Earnings before loss on sale of assets, minority interests and income taxes	$13,686	$4,077	$—	$17,763
Loss on sale of assets, net	(73)	—	—	(73)
Minority interests	(1,133)	—	—	(1,133)

Earnings before income taxes	$12,480	$4,077	$—	$16,557

Segment assets	$1,631,455	$86,556		$1,718,011

Capital expenditures	$46,088	$37		$46,125

Predecessor	For the Three Months Ended December 31, 2003
	Acute Care	Health Choice	Eliminations	Consolidated
Net acute care revenue	$249,390	$—	$—	$249,390
Premium revenue	—	68,714	—	68,714
Revenue between segments	2,979	—	(2,979)	—

Net revenue	252,369	68,714	(2,979)	318,104

Salaries and benefits	97,243	2,173	—	99,416
Supplies	40,237	42	—	40,279
Medical claims	—	60,750	(2,979)	57,771
Rents and Leases	7,661	139	—	7,800
Other operating expenses	45,483	2,545	—	48,028
Provision for bad debts	25,098	—	—	25,098

Adjusted EBITDA(1)	36,647	3,065	—	39,712

Interest expense, net	13,891	—	—	13,891
Depreciation and amortization	16,690	41	—	16,731

Earnings before gain on sale of assets, minority interests and income taxes	$6,066	$3,024	$—	$9,090
Gain on sale of assets, net	151	—	—	151
Minority interests	(991)	—	—	(991)

Earnings before income taxes	$5,226	$3,024	$—	$8,250

Segment assets	$976,312	$56,885		$1,033,197

Capital expenditures	$17,333	$29		$17,362

(1)	Adjusted EBITDA represents net earnings before interest expense, income taxes, depreciation and amortization, management fees, gain (loss) on sale of assets, and minority interests. Management fees represent monitoring and advisory fees paid to TPG, the Company’s majority financial sponsor, and certain other stockholders. Management routinely calculates and communicates adjusted EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within the healthcare industry to evaluate hospital performance, allocate resources and measure leverage capacity and debt service ability. In addition, the Company uses adjusted EBITDA as a measure of performance for its business segments and for incentive compensation purposes. Adjusted EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles (GAAP), and the items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing, or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

8.	Supplemental Condensed Consolidating Financial Information

     The 8 3/4% notes described in Note 3 are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s existing domestic subsidiaries, other than non-guarantor subsidiaries which include Health Choice and the Company’s non-wholly owned subsidiaries.

     Summarized condensed consolidating balance sheets at December 31, 2004 and September 31, 2004, condensed consolidating statements of operations for the three months ended December 31, 2004 and 2003 and condensed consolidating statements of cash flows for the three months ended December 31, 2004 and 2003 for the Company, segregating the parent company issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, are found below.

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

IASIS Healthcare LLC
Condensed Consolidating Balance Sheet (unaudited)
December 31, 2004
(in thousands)

			Subsidiary
		Subsidiary	Non-		Condensed
	Parent Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$61,050	$227	$—	$61,277
Accounts receivable, net	—	127,394	45,758	—	173,152
Inventories	—	19,461	8,134	—	27,595
Prepaid expenses and other current assets	—	14,212	11,193	—	25,405

Total current assets	—	222,117	65,312	—	287,429
Property and equipment, net	—	353,274	204,579	—	557,853
Intercompany	—	(54,954)	54,954	—	—
Net investment in and advances to subsidiaries	867,707	—	—	(867,707)	—
Goodwill	—	208,150	44,054	—	252,204
Unallocated purchase price	578,455	—	—	—	578,455
Other assets, net	27,699	10,609	3,762	—	42,070

Total assets	$1,473,861	$739,196	$372,661	$(867,707)	$1,718,011

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$39,134	$16,588	$—	$55,722
Salaries and benefits payable	—	23,334	7,747	—	31,081
Accrued interest payable	6,834	(902)	902	—	6,834
Medical claims payable	—	—	56,490	—	56,490
Other accrued expenses and other current liabilities	—	23,636	1,823	—	25,459
Current portion of long-term debt and capital lease obligations	4,402	1,812	4,268	(3,086)	7,396

Total current liabilities	11,236	87,014	87,818	(3,086)	182,982
Long-term debt and capital lease obligations	893,625	6,469	139,650	(137,394)	902,350
Other long-term liabilities	—	36,508	—	—	36,508
Minority interest	—	12,506	—	—	12,506
Member’s equity	569,000	596,699	145,193	(727,227)	583,665

Total liabilities and equity	$1,473,861	$739,196	$372,661	$(867,707)	$1,718,011

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
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

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
For the Three Months Ended December 31, 2004 (unaudited)
(in thousands)

		Subsidiary	Subsidiary Non-		Condensed
	Parent Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net revenue:
Acute care revenue	$—	$202,906	$83,092	$(2,224)	$283,774
Premium revenue	—	—	86,201	—	86,201

Total net revenue	—	202,906	169,293	(2,224)	369,975
Costs and expenses:	—
Salaries and benefits	—	77,065	29,444	—	106,509
Supplies	—	34,949	10,417	—	45,366
Medical claims	—	—	75,559	(2,224)	73,335
Rents and leases	—	5,473	2,386	—	7,859
Other operating expenses	—	38,129	14,907	—	53,036
Provision for bad debts	—	26,296	5,959	—	32,255
Interest expense, net	14,670	—	2,435	(2,435)	14,670
Depreciation and amortization	1,718	11,808	4,698	—	18,224
Management fees	(771)	—	1,729	—	958
Equity in earnings of affiliates	(29,739)	—	—	29,739	—

Total costs and expenses	(14,122)	193,720	147,534	25,080	352,212

Earnings before loss on sale of assets, minority interests, and income taxes	14,122	9,186	21,759	(27,304)	17,763
Loss on sale of assets, net	—	(73)	—	—	(73)
Minority interests	—	(1,133)	—	—	(1,133)

Earnings before income taxes	14,122	7,980	21,759	(27,304)	16,557
Income tax expense	6,597	—	—	—	6,597

Net earnings	$7,525	$7,980	$21,759	$(27,304)	$9,960

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
For the Three Months Ended December 31, 2003 (unaudited)
(in thousands)

		Subsidiary	Subsidiary Non-		Condensed
Predecessor	Parent Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net revenue:
Acute care revenue	$—	$172,376	$79,993	$(2,979)	$249,390
Premium revenue	—	—	68,714	—	68,714

Total net revenue	—	172,376	148,707	(2,979)	318,104
Costs and expenses:
Salaries and benefits	—	70,683	28,733	—	99,416
Supplies	—	30,012	10,267	—	40,279
Medical claims	—	—	60,750	(2,979)	57,771
Rents and leases	—	5,490	2,310		7,800
Other operating expenses	—	33,884	14,144	—	48,028
Provision for bad debts	—	18,653	6,445	—	25,098
Interest expense, net	14,578	(687)	2,949	(2,949)	13,891
Depreciation and amortization	973	12,830	2,928	—	16,731
Management fees	(1,671)	—	1,671	—	—
Equity in earnings of affiliates	(19,149)	—	—	19,149	—

Total costs and expenses	(5,269)	170,865	130,197	13,221	309,014

Earnings before loss on sale of assets, minority interests, and income taxes	5,269	1,511	18,510	(16,200)	9,090
Gain on sale of assets, net	—	151	—	—	151
Minority interests	—	(991)	—	—	(991)

Earnings before income taxes	5,269	671	18,510	(16,200)	8,250
Income tax expense	32	—	—	—	32

Net earnings	$5,237	$671	$18,510	$(16,200)	$8,218

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

IASIS Healthcare LLC
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended December 31, 2004 (unaudited)
(in thousands)

			Subsidiary
		Subsidiary	Non-		Condensed
	Parent Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net earnings	$7,525	$7,980	$21,759	$(27,304)	$9,960
Adjustments to reconcile net earnings to net cash provided operating activities:
Depreciation and amortization	1,718	11,808	4,698	—	18,224
Minority interests	—	1,133	—	—	1,133
Deferred income taxes	6,210	—	—	—	6,210
Loss on sale of property and equipment	—	73	—	—	73
Equity in earnings of affiliates	(29,739)	—	—	29,739	—
Changes in operating assets and liabilities:
Accounts receivable	—	(6,458)	(1,414)	—	(7,872)
Inventories, prepaid expenses and other current assets	—	(5,643)	193	—	(5,450)
Accounts payable and other accrued liabilities	(6,987)	(1,837)	1,025	—	(7,799)

Net cash provided by (used in) operating activities	(21,273)	7,056	26,261	2,435	14,479

Cash flows from investing activities
Purchases of property and equipment	—	(26,568)	(19,557)	—	(46,125)
Cash paid for acquisition	(335)	—	—	—	(335)
Change in other assets	—	(240)	(269)	—	(509)

Net cash used in investing activities	(335)	(26,808)	(19,826)	—	(46,969)

Cash flows from financing activities
Proceeds from debt borrowings	2,274	—	—	—	2,274
Payment of debt and capital leases	(4,583)	(404)	(294)	—	(5,281)
Debt financing costs incurred	(440)	—	—	—	(440)
Change in intercompany balances with affiliates, net	24,357	(16,257)	(5,665)	(2,435)	—
Distribution of minority interests	—	—	(1,591)	—	(1,591)

Net cash provided by (used in) financing activities	21,608	(16,661)	(7,550)	(2,435)	(5,038)

Net decrease in cash and cash equivalents	—	(36,413)	(1,115)	—	(37,528)
Cash and cash equivalents at beginning of period	—	97,463	1,342	—	98,805

Cash and cash equivalents at end of period	$—	$61,050	$227	$—	$61,277

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

IASIS Healthcare LLC
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended December 31, 2003 (unaudited)
(in thousands)

			Subsidiary
		Subsidiary	Non-		Condensed
Predecessor	Parent Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net earnings	$5,237	$671	$18,510	$(16,200)	$8,218
Adjustments to reconcile net earnings to net cash provided operating activities:
Depreciation and amortization	973	12,830	2,928	—	16,731
Minority interests	—	991	—	—	991
Gain on sale of property and equipment	—	(151)	—	—	(151)
Equity in earnings of affiliates	(19,149)	—	—	19,149	—
Changes in operating assets and liabilities:
Accounts receivable	—	(4,299)	(4,031)	—	(8,330)
Inventories, prepaid expenses and other current assets	—	(465)	1,072	—	607
Accounts payable and other accrued liabilities	(8,361)	(6,907)	10,130	—	(5,138)

Net cash provided by (used in) operating activities	(21,300)	2,670	28,609	2,949	12,928

Cash flows from investing activities
Purchases of property and equipment	—	(9,020)	(8,342)	—	(17,362)
Proceeds from sale of assets	—	151	—	—	151
Change in other assets	—	(1,937)	991	—	(946)

Net cash used in investing activities	—	(10,806)	(7,351)	—	(18,157)

Cash flows from financing activities
Payment of debt and capital leases	—	(1,211)	(293)	—	(1,504)
Proceeds received from hospital syndication	—	1,976	—	—	1,976
Change in intercompany balances with affiliates, net	21,300	(903)	(17,448)	(2,949)	—
Distribution of minority interests	—	(48)	(1,295)	—	(1,343)

Net cash provided by (used in) financing activities	21,300	(186)	(19,036)	(2,949)	(871)

Net increase (decrease) in cash and cash equivalents	—	(8,322)	2,222	—	(6,100)
Cash and cash equivalents at beginning of period	—	100,862	208	—	101,070

Cash and cash equivalents at end of period	$—	$92,540	$2,430	$—	$94,970

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements, the notes to our unaudited condensed consolidated financial statements and the other financial information appearing elsewhere in this report. Data for the three months ended December 31, 2004 and 2003 has been derived from our unaudited condensed consolidated financial statements. Data for the three months ended December 31, 2003 reflects the results of operations of IASIS Healthcare Corporation, or IAS, as predecessor to IASIS Healthcare LLC, or IASIS LLC. References herein to “we,” “our” and “us” are to IASIS LLC and its subsidiaries and, unless indicated otherwise or the context requires, include IAS.

Forward Looking Statements

     Some of the statements we make in this report are forward-looking within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations including, but not limited to, the discussions of our operating and growth strategy (including possible acquisitions and dispositions), financing needs, projections of revenue, income or loss, capital expenditures and future operations. Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results in future periods to differ materially from those anticipated in the forward-looking statements. Those risks and uncertainties include, among others, the risks and uncertainties related to our ability to generate sufficient cash to service our existing indebtedness, our substantial level of indebtedness that could adversely affect our financial condition, our ability to retain and negotiate favorable contracts with managed care plans, changes in legislation that may significantly reduce government healthcare spending and our revenue, our hospitals’ competition for patients from other hospitals and healthcare providers, our hospitals facing a growth in bad debts resulting from increased self-pay volume and revenue, our ability to recruit and retain quality physicians, our hospitals’ competition for staffing which may increase our labor costs and reduce profitability, our failure to comply with extensive laws and government regulations, the possibility that we may become subject to federal and state investigations in the future, our ability to satisfy regulatory requirements with respect to our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, a failure of our information systems that would adversely affect our ability to properly manage our operations, an economic downturn or other material change in any one of the regions in which we operate, potential liabilities because of claims brought against our facilities, increasing insurance costs that may reduce our revenue, our ability to control costs at Health Choice, the possibility of Health Choice’s contract with the Arizona Health Care Cost Containment System being discontinued, significant competition from other healthcare companies and state efforts to regulate the sale of not-for-profit hospitals that may affect our ability to acquire hospitals, difficulties with the integration of acquisitions that may disrupt our ongoing operations, difficulties with consolidation or construction of our new hospital that may disrupt our ongoing operations and require unanticipated capital expenditures, the significant capital expenditures that would be involved in the construction of other new hospitals that could have an adverse effect on our liquidity, state efforts to regulate the construction or expansion of hospitals that could impair our ability to operate and expand our operations, and potential responsibilities and costs under environmental laws that could lead to material expenditures or liability, and those risks, uncertainties and other matters detailed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004, and in our subsequent filings with the Securities and Exchange Commission.

     Although we believe that the assumptions underlying the forward-looking statements contained in this report are reasonable, any of these assumptions could prove to be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included in this report, you should not regard the inclusion of such information as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Executive Overview

     We are a leading owner and operator of medium-sized acute care hospitals in high-growth urban and suburban markets. We operate our hospitals with a strong community focus by offering and developing healthcare services targeted to the needs of the markets we serve, promoting strong relationships with physicians and working with local managed care plans. At December 31, 2004, we owned or leased 15 acute care hospitals and one behavioral health hospital, with a total of 2,246 beds in service, located in five regions:

•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	Tampa-St. Petersburg, Florida;

•	Las Vegas, Nevada; and

•	four cities in the State of Texas, including San Antonio.

     We also own and operate a Medicaid managed health plan in Phoenix called Health Choice, that served over 108,000 members at December 31, 2004. In addition, we have ownership interests in three ambulatory surgery centers.

The Merger

     On June 22, 2004, an investor group led by Texas Pacific Group acquired IAS through a merger. The total transaction value, including tender premiums, consent fees and other merger-related fees and expenses, was approximately $1.5 billion. See Note 1 to the unaudited condensed consolidated financial statements for additional information on the merger and the related financing transactions. The merger, the related financing transactions and the use of the proceeds from the financing transactions are referred to as the “Transactions.”

Revenue and Volume Trends

     Net revenue is comprised of acute care and premium revenue. Net acute care revenue is comprised of net patient revenue and other revenue. Our acute care facilities have experienced net revenue growth due primarily to favorable pricing trends. Net patient revenue is reported net of contractual adjustments. The adjustments principally result from differences between the hospitals’ established charges and payment rates under Medicare, Medicaid and various managed care plans. The calculation of appropriate payments from the Medicare and Medicaid programs as well as terms governing agreements with other third-party payors are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount. Premium revenue consists of revenue from Health Choice, our Medicaid managed health plan, while other revenue includes medical office building rental income and other miscellaneous revenue. Health Choice has experienced significant revenue growth as a result of additional covered lives obtained as part of a new three-year contract between Health Choice and the Arizona Health Care Cost Containment System effective October 1, 2003 and the resulting expansion of coverage in six new counties. Terms of the contract include two one-year renewal periods beyond the initial termination date.

     The following table provides the sources of our net patient revenue by payor for the three months ended December 31, 2004 and 2003.

	Three Months
	Ended December 31
	2004	2003
Medicare	25.6%	25.8%
Medicaid	12.2	13.0
Managed care	45.2	45.4
Self-pay and other	17.0	15.8

Total	100.0%	100.0%

     North Vista Hospital, or North Vista, the results of which are included from February 1, 2004, has a higher concentration of self-pay revenue and volume as compared to our other acute care hospitals, which has contributed to the increase in the self-pay component of our payor mix.

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

     We continued to experience growth in net revenue during three months ended December 31, 2004. Our consolidated net revenue increased 16.3% for the three months ended December 31, 2004 over the same period in the prior year. Contributing to the growth in net revenue was an increase in net acute care revenue of $45.1 million for the three-month period ended December 31, 2004, which includes net revenue from North Vista of $23.7 million. In addition, an increase in net revenue from Health Choice of $17.5 million for the three-month period ended December 31, 2004 contributed to the increase in consolidated net revenue.

     We have experienced an increase in net patient revenue from our hospital operations due to the continued expansion of services at our hospitals, the acquisition of North Vista and favorable pricing trends. On a same facility basis, the growth in net revenue from our hospital operations has been driven primarily by increases in rates paid by managed care organizations and further supplemented by increases in acuity. Although patient volumes declined during the first quarter of fiscal 2005 compared to the same prior year period, volume in certain profitable product lines such as psychiatric and rehabilitation services increased during the quarter compared to the same period in the prior year. Contributing to the decline in patient volumes was a lighter flu season as evidenced by a decrease in flu and respiratory related admissions of approximately 30% for the first quarter of fiscal 2005 compared to the same quarter in the prior year. Our same facility net patient revenue per adjusted admission increased 8.6% for the three months ended December 31, 2004 compared to the three months ended December 31, 2003.

     Health Choice derives its revenue through a contract with the Arizona Health Care Cost Containment System to provide specified health services to qualified Medicaid enrollees through contracts with providers. The contract requires us to provide healthcare services in exchange for fixed periodic payments and supplemental payments from the Arizona Health Care Cost Containment System. Our membership at Health Choice has increased from approximately 90,000 enrollees as of December 31, 2003 to over 108,000 enrollees as of December 31, 2004. Health Choice’s current contract expires September 30, 2006 and provides the Arizona Health Care Cost Containment System with two one-year renewal options following the initial term. Should our contract be discontinued, our net revenue would be reduced and our cash flows would be adversely affected.

     The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or Medicare Modernization Act, which was signed into law on December 8, 2003, made a number of significant changes to the Medicare program. The Medicare Modernization Act provides a number of potential benefits to our hospitals including, but not limited to:

•	a provision allocating $250.0 million per year for federal years 2005-2008 to pay for healthcare costs of undocumented aliens;

•	provisions basically providing hospitals with more reimbursement for outpatient drugs;

•	a provision increasing our reimbursement by reducing the labor share percentage from 71% to 62% for hospitals with wage indices less than 1.0; and

•	a provision eliminating the requirement that hospitals must obtain secondary payment information from all Medicare beneficiaries receiving reference laboratory services.

     In addition, for federal fiscal years 2005, 2006 and 2007, the Medicare Modernization Act confirms current law that hospitals are to receive full market basket updates for these years, but now conditions such update amounts upon a hospital providing the Centers for Medicare and Medicaid Services, or CMS, with specific quality data relating to the quality of services provided. Those hospitals failing to provide CMS with the required data specified under the National Voluntary Hospital Reporting Initiative will receive an update equal to the market basket minus 0.4%. Our hospitals are complying with this reporting requirement. The Medicare Modernization Act also decreases hospital reimbursement in a few areas, including, but not limited to, a provision denying updates to hospitals with “high-cost” direct medical education programs. We are unable to predict the impact the Medicare Modernization

Act will have on our results of operations and financial condition, and no assurance can be given that it will not have an adverse effect on our business.

Other Trends

     The following paragraphs discuss recent trends that we believe are significant factors in our current and future operating results and cash flows. Certain of these trends apply to the entire acute care hospital industry while others may apply to us more specifically. These trends could be short-term in nature or could require long-term attention and resources. While these trends may involve certain factors that are outside of our control, the extent to which these trends affect our hospitals and our ability to manage the impact of these trends plays a vital role in our current and future success. In many cases, we are unable to predict what impact, if any, these trends will have on us.

     Growth in Bad Debts Resulting From Increased Self-Pay Volume and Revenue

     Like others in the hospital industry, we have experienced an increase in our provision for bad debts as a percentage of net revenue. This increase is due to a growth in self-pay volume and revenue resulting in large part from an increase in the number of uninsured patients, along with an increase in the amount of co-payments and deductibles passed on by employers to employees. However, uninsured patient volume declined in the current quarter as compared to the same quarter in the prior year and compared to each of the other quarters during fiscal 2004. In our efforts to control exposure to bad debts, we continue to focus on our emergency rooms through facilities redesign, Medicaid eligibility automation and process-flow improvements. As a result of our focus, point-of-service collections increased 42.0% for fiscal year 2004 compared to the prior year and increased 17.0% for the quarter ended December 31, 2004 compared to the comparable period ended December 31, 2003. However, we anticipate that if we experience future growth in self-pay volume and revenue, our provision for bad debts will increase and our results of operations could be adversely affected.

     Additional Charity Care and Charges to the Uninsured

     We currently record revenue deductions for patient accounts that meet our guidelines for charity care. We have traditionally provided charity care to patients with income levels below 200% of the federal property level and will continue this practice. Effective October 1, 2004, we expanded our charity care policy to cover uninsured patients with income above 200% of the federal poverty level. Under the new program, a sliding scale of significantly reduced rates are offered to uninsured patients with income between 200% and 400% of the federal poverty level at all of our hospitals. Currently, we do not expect that implementation of such a change will have a material impact on our results of operations.

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

     Nursing Shortage

     The hospital industry continues to experience a shortage of nurses. This shortage is forecasted to continue. Like other providers in the Phoenix, Arizona region, we have experienced difficulty in retaining and recruiting nurses in that market. We have a comprehensive recruiting and retention plan for nurses that focuses on competitive salaries and benefits as well as employee satisfaction, best practices, tuition assistance, effective training programs and workplace environment. Additionally, we are attempting to recruit qualified nurses from countries outside of the United States. Contract labor for nursing services on a same facility basis decreased 0.7% as a percent of net revenue for the quarter ended December 31, 2004 as compared to the same quarter in the prior year. Should we be unsuccessful in our attempts to maintain nursing coverage adequate for our present and future needs, our future operating results could be adversely affected.

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

     Increasing Insurance Costs

     Consistent with 2004, our fiscal 2005 self-insured retention for professional and general liability coverage was $5.0 million per claim and $45.0 million in the aggregate. Additionally, the maximum coverage under our insurance policies was unchanged at $75.0 million. The rising cost of professional liability insurance coverage and, in some cases, the lack of availability of such insurance coverage for physicians with privileges at our hospitals, increases our risk of vicarious liability in cases in which both our hospital and the uninsured or underinsured physician are named as co-defendants. The cost of insurance has negatively affected operating results and cash flows throughout the healthcare industry due to pricing pressures on insurers and fewer carriers willing to underwrite professional and general liability insurance. For the quarter ended December 31, 2004, our insurance expense on a same facility basis increased 7.3% compared to the comparable period ended December 31, 2003. Some states, including some states in which we operate, have recently passed tort reform legislation or are considering such legislation to place limits on non-economic damages. There is no assurance that continued increases in insurance costs will not have a material adverse effect on our future operating results and cash flows.

Critical Accounting Policies

     A summary of significant accounting policies is disclosed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2004. Our critical accounting policies are further described under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended September 30, 2004. There have been no changes in the nature of our critical accounting policies or the application of those policies since September 30, 2004.

Selected Operating Data

     The following table sets forth certain unaudited operating data for each of the periods presented.

	Three Months Ended
	December 31,
	2004	2003
Acute Care (1):
Number of acute care hospitals at end of period (2)	15	14
Beds in service at end of Period	2,246	2,024
Average length of stay (days) (3)	4.34	4.30
Occupancy rates (average beds in service)	46.0%	48.7%
Admissions (4)	21,906	21,069
Adjusted admissions (5)	35,480	34,727
Patient days (6)	95,140	90,611
Adjusted patient days (5)	148,485	143,592
Net patient revenue per adjusted admission	$7,895	$7,095

Acute Care (Same-Facility) (7)
Number of acute care hospitals at end of period (2)	14	14
Beds in service at end of period	2,060	2,024
Average length of stay (days) (3)	4.28	4.30
Occupancy rates (average beds in service)	45.6%	48.7%
Admissions (4)	20,201	21,069
Adjusted admissions (5)	33,289	34,727
Patient days (6)	86,466	90,611

	Three Months Ended
	December 31,
	2004	2003
Adjusted patient days (5)	137,338	143,592
Net patient revenue per adjusted admission	$7,708	$7,095

Health Choice:
Covered lives	108,970	91,451
Medical loss ratio (8)	87.7%	88.4%

(1)	Includes North Vista, which we acquired effective February 1, 2004.

(2)	Excludes St. Luke’s Behavioral Hospital.

(3)	Represents the average number of days that a patient stayed in our hospitals.

(4)	Represents the total number of patients admitted to our hospitals for stays in excess of 23 hours. Management and investors use this number as a general measure of inpatient volume.

(5)	Adjusted admissions and adjusted patient days are general measures of combined inpatient and outpatient volume. We compute adjusted admissions/patient days by multiplying admissions/patient days by gross patient revenue and then dividing that number by gross inpatient revenue.

(6)	Represents the number of days our beds were occupied by inpatients over the period.

(7)	Excludes North Vista, which we acquired effective February 1, 2004.

(8)	Represents medical claims expense as a percentage of premium revenue, including claims paid to our hospitals.

Results of Operations Summary

     The following table sets forth, for the periods indicated results of operations data expressed in dollar terms and as a percentage of net revenue. The table includes information both on a consolidated basis and by reportable business segment.

	Three Months Ended		Three Months Ended
	December 31, 2004		December 31, 2003
Consolidated (in thousands):	Amount	Percentage	Amount	Percentage
Net Revenue:
Acute care revenue	$283,774	76.7%	$249,390	78.4%
Premium revenue	86,201	23.3%	68,714	21.6%

Total net revenue	369,975	100.0%	318,104	100.00%

Costs and expenses:
Salaries and benefits	106,509	28.8%	99,416	31.2%
Supplies	45,366	12.3%	40,279	12.7%
Medical claims	73,335	19.8%	57,771	18.2%
Rents and leases	7,859	2.1%	7,800	2.4%
Other operating expenses	53,036	14.3%	48,028	15.1%
Provision for bad debts	32,255	8.7%	25,098	7.9%
Interest, net	14,670	4.0%	13,891	4.4%
Depreciation and amortization	18,224	4.9%	16,731	5.2%
Management fees	958	0.3%	—	—

Total costs and expenses	352,212	95.2%	309,014	97.1%

Earnings before gain (loss) on sale of assets, minority interests, And income taxes	17,763	4.8%	9,090	2.9%

Gain (loss) on sale of assets, net	(73)	—	151	—
Minority interests	(1,133)	(0.3)%	(991)	(0.3)%

Earnings before income taxes	16,557	4.5%	8,250	2.6%

Income tax expense	6,597	1.8%	32	—

Net earnings	$9,960	2.7%	$8,218	2.6%

	Three Months Ended		Three Months Ended
	December 31, 2004		December 31, 2003
Acute Care (in thousands):	Amount	Percentage	Amount	Percentage
Net Revenue:
Acute care revenue	$283,774	99.2%	$249,390	98.8%
Revenue between segments	2,224	0.8%	2,979	1.2%

Total net revenue (1)	285,998	100.0%	252,369	100.0%

Costs and expenses:
Salaries and benefits	103,789	36.3%	97,243	38.5%
Supplies	45,315	15.8%	40,237	16.0%
Rents and leases	7,642	2.7%	7,661	3.0%
Other operating expenses	50,199	17.6%	45,483	18.0%
Provision for bad debts	32,255	11.3%	25,098	9.9%
Interest, net	14,670	5.1%	13,891	5.5%
Depreciation and amortization	17,484	6.1%	16,690	6.6%
Management fees	958	0.3%	—	—

Total costs and expenses	272,312	95.2%	246,303	97.5%

Earnings before gain (loss) on sale of assets and minority interests	13,686	4.8%	6,066	2.5%

Gain (loss) on sale of assets, net	(73)	—	151	—
Minority interests	(1,133)	(0.4)%	(991)	(0.4)%

Earnings before income taxes	$12,480	4.4%	$5,226	2.1%

(1)	Revenue between segments is eliminated in our consolidated results.

	Three Months Ended		Three Months Ended
	December 31, 2004		December 31, 2003
Health Choice (in thousands):	Amount	Percentage	Amount	Percentage
Premium revenue	$86,201	100.0%	$68,714	100.0%

Costs and expenses:
Salaries and benefits	2,720	3.1%	2,173	3.2%
Supplies	51	0.1%	42	0.1%
Medical claims (1)	75,559	87.7%	60,750	88.4%
Rents and leases	217	0.2%	139	0.2%
Other operating expenses	2,837	3.3%	2,545	3.7%
Interest, net	—	—	—	—
Depreciation and amortization	740	0.9%	41	—

Total costs and expenses	82,124	95.3%	65,690	95.6%

Earnings before income taxes	$4,077	4.7%	$3,024	4.4%

(1)	Medical claims paid to our hospitals of $2.22 million and $2.98 million for the three months ended December 31, 2004 and 2003, respectively, is eliminated in our consolidated results.

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003

     Net revenue - Net revenue for the three months ended December 31, 2004 was $370.0 million, an increase of $51.9 million, or 16.3%, from $318.1 million for same period in fiscal 2004. The increase in net revenue was due to a combination of an increase of $34.4 million in net revenue from hospital operations, which we refer to as our acute care service segment in our financial statements, and an increase of $17.5 million in net revenue from Health Choice.

     Before eliminations, net revenue from our hospital operations for the three months ended December 31, 2004 was $286.0 million, up $33.6 million, or 13.3%, from $252.4 million for the same period in fiscal 2004. For the three months ended December 31, 2004 and 2003, approximately $2.2 million and $3.0 million, respectively, of net revenue received from Health Choice by hospitals and other healthcare entities owned by us was eliminated in consolidation. On a same facility basis, which excludes the results of North Vista, net revenue from our hospital operations increased $9.9 million, or 3.9%, which was primarily driven by an 8.6% increase in net patient revenue per adjusted admission, offset by a decrease in adjusted admissions. Net patient revenue per adjusted admission on a consolidated basis increased 11.3% for the three months ended December 31, 2004, compared to the same period in fiscal 2004, due primarily to increases in managed care and Medicare rates, supplemented with slight increases in acuity.

     Net revenue from Health Choice was $86.2 million for the three months ended December 31, 2004, an increase of $17.5 million, or 25.5%, from $68.7 million for the same period in fiscal 2004. Covered lives under this prepaid Medicaid plan have increased 19% to approximately 108,000 at December 31, 2004 from 91,000 at December 31, 2003. The increase in covered lives has positively impacted Health Choice’s net revenue for the three months ended December 31, 2004 compared to the same period in fiscal 2004. We expect the rate of growth in enrollment to moderate over the remainder of fiscal 2005.

     Salaries and benefits - Salaries and benefits expense from our hospital operations for the quarter ended December 31, 2004 was $103.8 million, or 36.3% of acute care revenue, compared to $97.3 million, or 38.5%, for the quarter ended December 31, 2003. On a same facility basis, which excludes North Vista, salaries and benefits expense was 36.4% of acute care revenue for the quarter ended December 31, 2004. The 2.1% decrease as a percentage of acute care revenue on a same facility basis resulted from the leveraging of growth in net revenue achieved through rate increases during the current period, coupled with declining volumes requiring less labor utilization. Additionally, contract labor, a component of salaries and benefits expense, decreased 0.5% as a percentage of acute care revenue, for the quarter ended December 31, 2004 compared to the prior year period as a result of decreases in patient volume and our operational focus on managing the utilization of contract nursing services. Nevertheless, we continue to experience a high level of contract labor utilization in our Arizona market as a result of a shortage of nurses. Benefits expense from our hospital operations decreased by approximately $1.5 million, or 0.8% as a percentage of acute care revenue, for the quarter ended December 31, 2004 compared to the same period in fiscal 2004 due primarily to changes to our employee healthcare benefit program effective January 1, 2004 in response to the increase in the cost of healthcare benefits in fiscal 2003.

     Supplies - Supplies expense from our hospital operations for the quarter ended December 31, 2004 was $45.3 million, or 15.8% of acute care revenue, compared to $40.2 million, or 16.0%, for the quarter ended December 31, 2003. On a same facility basis, supplies expense was 15.9% of acute care revenue. We continue to experience significant increases well ahead of the rate of inflation in the costs of medical devices and implants. Despite these increases, supplies expense as a percentage of acute care revenue was materially unchanged due in part to leveraging the growth in net revenue and continuing our focus on compliance with our group purchasing contract.

     Medical claims - Medical claims expense before eliminations for Health Choice increased $14.8 million to $75.6 million for the quarter ended December 31, 2004 compared to $60.8 million for the quarter ended December 31, 2003. Medical claims expense as a percentage of premium revenue was 87.7% for the three months ended December 31, 2004 and 88.4% for the same period last year. The increase in medical claims expense is the result of an increase in enrollment from 91,000 members at December 31, 2003 to 108,000 members at December 31, 2004. As discussed above, the enrollment increase is primarily the result of a new three-year contract between Health Choice and the Arizona Health Care Cost Containment System effective October 1, 2003. For the quarters ended December 31,

2004 and 2003, approximately $2.2 million and $3.0 million, respectively, of medical claims paid to our hospitals was eliminated in consolidation. Medical claims expense represents the amounts paid by Health Choice for healthcare services provided to its members.

     Rents and leases - Rents and leases expense for our hospital operations for the quarter ended December 31, 2004 was $7.6 million, or 2.7% of acute care revenue, compared to $7.7 million, or 3.0%, for the same quarter in the prior year. On a same facility basis, rents and leases expense was 2.8% of acute care revenue for the quarter ended December 31, 2004.

     Other operating expenses - Other operating expenses from our hospital operations for the quarter ended December 31, 2004 were $50.1 million, or 17.6% of acute care revenue, compared to $45.5 million, or 18.0%, for the quarter ended December 31, 2003. On a same facility basis, other operating expenses were 18.0% of acute care revenue for the quarter ended December 31, 2004. During the current quarter, we experienced increases in purchased services offset by decreases in legal expenses as a percentage of acute care revenue on a same facility basis. During the quarter ended December 31, 2003, we incurred $1.8 million in legal expenses associated with the Rocky Mountain Medical Center lawsuit, which we settled in June 2004.

     Provision for bad debts - Provision for bad debts for our hospital operations for the quarter ended December 31, 2004 was $32.3 million, or 11.3% of acute care revenue, compared to $25.1 million, or 9.9%, for the quarter ended December 31, 2003. On a same facility basis, the provision for bad debts was $25.8 million, or 9.8% of acute care revenue for the quarter ended December 31, 2004. The 0.1% decrease as a percentage of acute care revenue on a same facility basis was due primarily to a decline in self-pay and uninsured volume through our emergency rooms. Emergency room volume was down, in part, as the result of a decline in flu and respiratory related volumes in the first quarter of fiscal 2005 as compared to the same quarter in the prior year. Flu and respiratory related admissions for the first quarter of fiscal 2005 were approximately 30% less than the same quarter in the prior year. Conversely, flu admissions for the quarter ended December 31, 2003 were up approximately 22% over the quarter ended December 31, 2002. Our operating results also benefited from our focus on point-of-service collections (which increased 17.0% on a same facility basis), along with our focus on process improvements in our emergency rooms and in determining Medicaid eligibility for certain patients.

     Depreciation and amortization - The $1.5 million increase in depreciation and amortization expense from $16.7 million for the quarter ended December 31, 2003 to $18.2 million for the same period in 2004 was primarily the result of incremental depreciation expense on additions to property and equipment during fiscal 2004. These additions are the result of the implementation of our operating strategy, pursuant to which we have made substantial investments in our existing facilities. Depreciation expense for the quarter ended December 31, 2003 includes $3.2 million of additional depreciation as a result of accelerating the depreciation on two of our facilities in anticipation of consolidating these hospitals’ operations into a new hospital in Port Arthur, Texas. Beginning October 1, 2004, depreciation expense reflects a change in estimate to the value of and the estimated useful lives of the Company’s property and equipment. This change in estimate is the result of applying the purchase method of accounting to account for the acquisition of IAS.

     Interest, net - The $800,000 increase in interest expense, net of interest income, from $13.9 million for the quarter ended December 31, 2003 to $14.7 million for the same period in 2004 was due to an increase in average debt outstanding offset by a decline in interest rates. Borrowings under both our current and former senior secured credit facilities were subject to interest at variable rates. The weighted average interest rate of outstanding borrowings under our current senior secured credit facilities was approximately 4.3% for the quarter ended December 31, 2004 compared to a weighted average interest rate of outstanding borrowings under our former senior secured credit facilities of approximately 5.4% for the quarter ended December 31, 2003.

     Income tax expense - We recorded a provision for income taxes for the quarters ended December 31, 2004 and 2003 of $6.6 million and $32,000, respectively. As a result of the Merger, in the application of the purchase method of accounting, the Company records income tax expense upon the reduction of the deferred tax valuation allowance. For the periods prior to the Merger, the deferred portion of the provision for income taxes was offset by the use of deferred tax assets that were previously reserved with a valuation allowance.

     Net earnings - Net earnings increased from $8.2 million for the quarter ended December 31, 2003 to $10.0 million for the quarter ended December 31, 2004.

Liquidity and Capital Resources

Operating Activities

     Our primary sources of liquidity are cash flow provided by our operations, available cash on hand and our revolving credit facility. At December 31, 2004, we had $104.4 million in net working capital, compared to $107.8 million at September 30, 2004. We generated cash from operating activities of $14.5 million during the three months ended December 31, 2004, compared to $12.9 million during the three months ended December 31, 2003. Net accounts receivable increased $7.9 million from $165.3 million at September 30, 2004 to $173.2 million at December 31, 2004. Excluding third-party settlement receivables, our days of net revenue outstanding at December 31, 2004 were 54 as compared to 50 at September 30, 2004. On a same facility basis, our days of net revenue outstanding excluding third-party settlement receivables were 52 at December 31, 2004 as compared to 49 at September 30, 2004.

Investing Activities

     Investing activities used $47.0 million during the three months ended December 31, 2004. Capital expenditures, including $6.2 million of amounts accrued in accounts payable for the three months ended December 31, 2004, were approximately $52.3 million. Our growth strategy requires significant capital expenditures during the year ended September 30, 2005 and future years. We currently expect our capital expenditures for fiscal 2005 to be approximately $140.0 million to $150.0 million, including approximately $35.0 to $40.0 million for the construction of The Medical Center of Southeast Texas, our new hospital in Port Arthur, Texas. During the quarter ended December 31, 2004, we had capital expenditures for the construction of the new hospital totaling $14.9 million. We plan to open the new facility in Port Arthur in April 2005. Additionally, we plan to spend $45.0 to $55.0 million for growth and new business projects and $30.0 million for replacement or maintenance related projects at our hospitals. Our plan for fiscal 2005 also includes $8.0 million of capital expenditures for North Vista. At December 31, 2004, we had construction and other various projects in progress with an estimated cost to complete and equip over the next three years of approximately $62.4 million. In November 2004, we paid $8.5 million in cash for the purchase of a 47-acre parcel of undeveloped land in the East Valley of our Phoenix, Arizona market. We are currently planning for the construction of a new hospital on this property. In February 2004, we entered into a three-year agreement with an information systems vendor to provide clinical information technology products and services at our hospitals. We believe that providing and demonstrating high quality of care is becoming an increasingly important factor in governmental reimbursement as well as in negotiating preferred managed care contracting rates. During fiscal 2005, we expect to spend approximately $7.5 million in hardware and software related costs towards our total commitment of approximately $30.0 million in connection with the implementation of this advanced clinical system. Capital expenditures for this system were $1.7 million for the quarter ended December 31, 2004. We plan to finance our proposed capital expenditures with borrowings under our new senior secured credit facilities, as well as with cash generated from operations, cash on hand and other capital sources that may become available.

Financing Activities

     Financing activities used $5.0 million during the three months ended December 31, 2004. During the three months ended December 31, 2004, we paid $3.5 million to retire our remaining 13% notes that were outstanding. In addition, we repaid $1.1 million pursuant to the terms of our new senior secured credit facilities and repaid $720,000 in capital lease obligations.

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

     The Term Facility has a maturity of seven years, with principal due in 24 consecutive equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the Term Facility during the first six years thereof, with the balance payable in four equal installments in year seven. Unless terminated earlier, the Revolving Facility has a maturity of six years. The senior secured credit facilities are subject to mandatory prepayment under specific circumstances, including a portion of excess cash flow, a portion of the net proceeds from an initial public offering, asset sales, debt issuances and specified casualty events, each subject to various exceptions.

     The Tranche B term loan bears interest at a rate equal to LIBOR plus 2.25% per annum or, at our option, the base rate plus 1.25% per annum. The loans under the Revolving Facility initially bear interest at a rate equal to LIBOR plus 2.50% per annum or at our option, the base rate plus 1.50% per annum, and, beginning after December 31, 2004, such interest may decline by as much as 0.50% if certain leverage ratios are met. A commitment fee equal to 0.50% per annum times the daily average undrawn portion of the Revolving Facility accrues and is payable quarterly in arrears.

     The amended and restated senior credit agreement provides for capital expenditure limitations and requires that we comply with various other financial ratios and tests and contains covenants limiting our ability to, among other things, incur additional indebtedness; sell or dispose of assets; make investments, loans or advances; pay certain restricted payments and dividends; or amend the terms of the 8 3/4% notes. Under the amended and restated senior credit agreement, we may acquire hospitals and other related businesses upon satisfaction of certain requirements, including demonstrating pro forma compliance with a maximum senior leverage ratio of 3.5 to 1, along with the maximum total leverage and minimum interest coverage ratios discussed below. Financial related covenants under the amended and restated senior credit agreement, applicable to us as of December 31, 2004, include the following ratios:

December 31,
2004
Actual Total Leverage Ratio	4.36

Maximum Total Leverage Ratio	6.25

Actual Interest Coverage Ratio	3.35

Minimum Interest Coverage Ratio	2.00

     Consolidated EBITDA is defined by the senior secured credit facilities as earnings (loss) before interest expense, income taxes, depreciation and amortization, loss on early extinguishment of debt, management fees, gain (loss) on sale of assets and minority interests. Consolidated EBITDA is used as a basis for the ratios above. Failure to comply with these ratios would constitute an event of default under the new senior secured credit facilities, thereby accelerating all amounts outstanding under the Term Facility and Revolving Facility, including all accrued interest thereon, as due and payable upon demand by the lenders. In addition, the occurrence of an event of default under the new senior secured credit facilities would constitute an event of default under the indenture governing the 8 3/4% notes. Such an event would have a material adverse effect on our liquidity and financial condition.

     At December 31, 2004, $422.9 million was outstanding under the Term Facility, no amounts were outstanding under the Revolving Facility and we had $38.3 million outstanding in letters of credit. During the next twelve months, we are required to repay $4.3 million in principal under our new senior secured credit facilities and $3.1 million under capital lease and other obligations.

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

     As of December 31, 2004, we provided a performance guaranty in the form of a letter of credit in the amount of $20.6 million for the benefit of the Arizona Health Care Cost Containment System to support our obligations under the Health Choice contract to provide and pay for healthcare services. Additionally, Health Choice maintains a cash balance of $5.0 million and an intercompany demand note with us. The amount of the performance guaranty is based in part upon the membership in the plan and the related capitation revenue paid to us.

     Based upon our current level of operations and anticipated growth, we believe we have sufficient liquidity to meet our cash requirements over the short term (next 12 months) and over the next three years. In evaluating the sufficiency of our liquidity for both the short term and long term, we considered the expected cash flow to be generated by our operations, cash on hand and the available borrowings under our senior secured credit facilities compared to our anticipated cash requirements for debt service, working capital, capital expenditures and the payment of taxes, as well as funding requirements for long-term liabilities. As a result of this evaluation, we believe that we will have sufficient liquidity for the next three years to fund our contractual obligations, cash required for the payment of taxes and the capital expenditures required to maintain our facilities during this period of time. We are unable at this time to extend our evaluation of the sufficiency of our liquidity beyond three years. We cannot assure you, however, that our operating performance will generate sufficient cash flow from operations or that future borrowings will be available under our new senior secured credit facilities, or otherwise, to enable us to grow our business, service our indebtedness, including the new senior secured credit facilities and the 8 3/4% notes, or make anticipated capital expenditures.

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

Recent Accounting Pronouncements

     On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), which is a revision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS 123. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We expect to adopt SFAS 123(R) on October 1, 2006. We have not yet determined the impact of adopting the new standard.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. We have in place $675.0 million of new senior secured credit facilities bearing interest at variable rates at specified margins above either the agent bank’s alternate base rate or its LIBOR rate. The new senior secured credit facilities consist of the Term Facility, which is a $425.0 million, seven-year Tranche B term loan, and the Revolving Facility, which is a $250.0 million, six-year revolving credit facility. Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates on our consolidated financial position, results of operations or cash flow would not be material. As of December 31, 2004, we had variable rate debt of approximately $425.1 million. Holding other variables constant, including levels of indebtedness, a 0.125% increase in interest rates would have had an estimated impact on pre-tax earnings and cash flows for the next twelve month period of $531,000. We have not taken any action to cover interest rate risk and are not a party to any interest rate market risk management activities.

     The Term Facility bears interest at a rate equal to LIBOR plus 2.25% per annum or, at our option, the base rate plus 1.25% per annum, and will mature in 2011. The loans under the Revolving Facility bear interest at a rate equal to the LIBOR rate, plus a margin of 2.00% to 2.50% or, at our option, the base rate, plus a margin of 1.00% to 1.50%, such rate in each case depending on our total leverage ratio. The Revolving Facility matures in 2010. No amounts were outstanding under the Revolving Facility as of December 31, 2004.

     At December 31, 2004, the fair market value of the outstanding 8 3/4% notes was $517.8 million, based upon quoted market prices as of that date.

Item 4. Controls and Procedures

     Evaluations of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2004. Based on this evaluation, the principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports.

     Changes in Internal Control Over Financial Reporting

     During the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 6. Exhibits

(a)	List of Exhibits:

31.1	Certification of Principal Executive Officer Pursuant to Rule 15d–14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IASIS HEALTHCARE LLC

Date: February 10, 2005	By:	/s/ W. Carl Whitmer

W. Carl Whitmer, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Rule 15d–14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002