Form 10-Q
period 2005-03-31
IASIS Healthcare LLC
filed 2005-05-09
CIK 1294632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

COMMISSION FILE NUMBER: 333-117362

IASIS HEALTHCARE LLC

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	20-1150104 (I.R.S. Employer Identification No.)

DOVER CENTRE
117 SEABOARD LANE, BUILDING E
FRANKLIN, TENNESSEE 37067
(Address of Principal Executive Offices)

(615) 844-2747
(Registrant’s Telephone Number, Including Area Code)

Not Applicable
(Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

     As of May 9, 2005, 100% of the registrant’s common interests outstanding (all of which are privately owned and are not traded on any public market) were owned by IASIS Healthcare Corporation, its sole member.

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)	September 30,
	March 31, 2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$75,066	$98,805
Accounts receivable, net of allowance for doubtful accounts of $102,428 and $94,139, respectively	180,769	165,280
Inventories	27,926	26,253
Deferred income taxes	34,654	—
Prepaid expenses and other current assets	27,907	21,297

Total current assets	346,322	311,635

Property and equipment, net	616,887	532,459
Goodwill	745,350	252,204
Other intangible assets, net	43,500	—
Unallocated purchase price	—	585,013
Other assets, net	39,996	42,850

Total assets	$1,792,055	$1,724,161

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$64,518	$61,295
Salaries and benefits payable	33,669	36,463
Accrued interest payable	17,513	13,821
Medical claims payable	55,699	55,421
Other accrued expenses and other current liabilities	23,740	26,142
Current portion of long-term debt and capital lease obligations	7,378	10,728

Total current liabilities	202,517	203,870

Long-term debt and capital lease obligations	900,518	902,026
Deferred income taxes	35,394	—
Other long-term liabilities	38,631	31,596
Minority interest	12,883	12,964

Equity:
Member’s equity	602,112	573,705

Total liabilities and equity	$1,792,055	$1,724,161

     See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands)

		Predecessor		Predecessor
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
Net revenue:
Acute care revenue	$302,719	$286,213	$586,493	$535,603
Premium revenue	87,538	69,302	173,739	138,016

Total net revenue	390,257	355,515	760,232	673,619

Costs and expenses:
Salaries and benefits	112,725	110,487	219,234	209,903
Supplies	49,289	46,301	94,655	86,580
Medical claims	75,433	57,880	148,768	115,651
Rents and leases	7,991	7,766	15,850	15,566
Other operating expenses	54,205	50,701	107,240	98,728
Provision for bad debts	30,715	32,169	62,970	57,268
Interest expense, net	14,007	13,878	28,677	27,769
Depreciation and amortization	17,659	17,248	35,883	33,979
Management fees	963	—	1,921	—
Write-off of debt issue costs	—	8,850	—	8,850

Total costs and expenses	362,987	345,280	715,198	654,294

Earnings before gain (loss) on sale of assets, minority interests and income taxes	27,270	10,235	45,034	19,325
Gain (loss) on sale of assets, net	(9)	3,602	(82)	3,753
Minority interests	(1,141)	(1,033)	(2,274)	(2,024)

Earnings before income taxes	26,120	12,804	42,678	21,054
Income tax expense	10,324	953	16,921	985

Net earnings	$15,796	$11,851	$25,757	$20,069

     See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

		Predecessor
	Six Months	Six Months
	Ended March 31,	Ended March 31,
	2005	2004
Cash flows from operating activities:
Net earnings	$25,757	$20,069
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	35,883	33,979
Minority interests	2,274	2,024
Deferred income taxes	16,148	—
Loss (gain) on sale of assets	82	(3,753)
Write-off of debt issue costs	—	8,850
Changes in operating assets and liabilities:
Accounts receivable	(15,489)	(12,388)
Establishment of accounts receivable of recent acquisition	—	(10,338)
Inventories, prepaid expenses and other current assets	(8,283)	(3,645)
Accounts payable and other accrued liabilities	3,684	28,439

Net cash provided by operating activities	60,056	63,237

Cash flows from investing activities:
Purchase of property and equipment	(75,611)	(51,524)
Cash paid for acquisition	(410)	(23,032)
Proceeds from sale of assets	—	14,928
Change in other assets	(75)	(1,761)

Net cash used in investing activities	(76,096)	(61,389)

Cash flows from financing activities:
Proceeds from debt borrowings	2,274	—
Payment of debt and capital leases	(7,132)	(3,083)
Debt financing costs incurred	(487)	(1,024)
Distribution of minority interests	(2,354)	(1,817)
Proceeds received from hospital syndication	—	1,801

Net cash used in financing activities	(7,699)	(4,123)

Decrease in cash and cash equivalents	(23,739)	(2,275)
Cash and cash equivalents at beginning of period	98,805	101,070

Cash and cash equivalents at end of period	$75,066	$98,795

Supplemental disclosure of cash flow information:
Cash paid for interest	$28,032	$30,553

Cash paid for income taxes, net	$1,881	$21

Supplemental schedule of noncash investing activities:
Capital lease obligations incurred to acquire equipment	$—	$1,419

Property and equipment in accounts payable	$14,904	$3,186

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

     The accompanying unaudited condensed consolidated financial statements for the three and six months ended March 31, 2004 reflect the results of operations and cash flows of the Predecessor. The unaudited condensed consolidated financial statements as of and for the three and six months ended March 31, 2005 reflect the financial position, results of operations and cash flows of IASIS LLC.

     The Merger has been accounted for as a purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. Because of this accounting treatment the consolidated financial statements of IASIS LLC reflect a step-up in basis of related net assets upon the allocation of the purchase price.

     IASIS LLC owns and operates medium-sized acute care hospitals in high-growth urban and suburban markets. At March 31, 2005, the Company owned or leased 15 acute care hospitals and one behavioral health hospital, with a total of 2,232 beds in service, located in five regions:

•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	Tampa-St. Petersburg, Florida;

•	Las Vegas, Nevada; and

•	four cities in Texas, including San Antonio.

     On April 16, 2005, the Company opened a new hospital in Port Arthur, Texas. Substantially all of the operations of Mid-Jefferson Hospital in Nederland, Texas, and Park Place Medical Center in Port Arthur, Texas, moved to the new hospital. As a result, the Company currently operates 14 acute care hospitals. The Company also owns and operates a Medicaid managed health plan in Phoenix called Health Choice Arizona, Inc. (“Health Choice” or the “Plan”), serving over 112,000 members at March 31, 2005. In addition, the Company has an ownership interest in three ambulatory surgery centers.

     The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet of the Company at September 30, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

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

     The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company include the IASIS LLC corporate office costs, which were $9.5 million and $8.1 million for the three months ended March 31, 2005 and 2004 and $18.3 million and $16.4 million for the six months ended March 31, 2005 and 2004, respectively.

2. Recently Issued Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Under SFAS No. 123(R) the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include prospective and retroactive adoption methods. The Company expects to adopt SFAS 123(R) on October 1, 2006. The Company is evaluating the requirements of SFAS No. 123(R), as well as related guidance recently issued by the SEC. Management of the Company has not yet determined the method of adoption or the effect of adopting the new standard.

3. Long-Term Debt and Capital Lease Obligations

     Long-term debt and capital lease obligations consist of the following (in thousands):

	March 31,	September 30,
	2005	2004
Senior secured credit facilities	$421,813	$423,938
Senior subordinated notes	475,000	478,500
Capital lease obligations and other	11,083	10,316

	907,896	912,754

Less current maturities	7,378	10,728

	$900,518	$902,026

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

Senior Secured Credit Facilities

     As part of the Transactions, the Company entered into an amended and restated senior credit agreement with various lenders and Bank of America, N.A., as administrative agent, and repaid all outstanding indebtedness under IAS’s existing bank credit facility.

     The senior secured credit facilities consist of a senior secured term loan of $425.0 million (the “Term Facility”) and a senior secured revolving credit facility of $250.0 million (the “Revolving Facility”). The Term Facility has a maturity of seven years, with principal due in 24 consecutive equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the Term Facility during the first six years thereof, with the balance payable in four equal installments in year seven. Unless terminated earlier, the Revolving Facility has a single maturity of six years. The senior secured credit facilities are also subject to mandatory prepayment under specific circumstances, including a portion of excess cash flow, a portion of the net proceeds from an initial public offering, asset sales, debt issuances and specified casualty events, each subject to various exceptions.

     The term loans under the Term Facility bear interest at a rate equal to LIBOR plus 2.25% per annum or, at the Company’s option, the base rate plus 1.25% per annum. As of March 31, 2005, loans under the Revolving Facility bear interest at a rate equal to LIBOR plus 2.25% per annum or, at the Company’s option, the base rate plus 1.25% per annum, and may increase or decrease by 0.25% based on the Company’s total leverage ratio.

     All of the obligations under the senior secured credit facilities are guaranteed by IAS and the Company’s existing and subsequently acquired or organized domestic subsidiaries (except Health Choice and Biltmore Surgery Center Limited Partnership).

     The senior secured credit facilities are secured by first priority security interests in substantially all assets of the Company and the guarantors thereunder. In addition, the senior secured credit facilities are secured by a first priority security interest in 100% of the common interests of the Company and 100% of the capital stock of each of the Company’s present and future domestic subsidiaries to the extent owned by the Company or a guarantor, and all intercompany debt owed to the Company or any guarantor.

     The senior secured credit facilities contain a number of covenants that, among other things, limit the Company’s ability and the ability of its subsidiaries to (i) dispose of assets; (ii) incur additional indebtedness; (iii) incur guarantee obligations; (iv) repay other indebtedness; (v) pay certain restricted payments and dividends; (vi) create liens on assets or prohibit liens securing the new senior secured credit facilities; (vii) make investments, loans or advances; (viii) restrict distributions to the Company; (ix) make certain acquisitions; (x) engage in mergers or consolidations; (xi) enter into sale and leaseback transactions; (xii) engage in certain transactions with subsidiaries and affiliates; or (xiii) amend the terms of the 8 3/4% notes, and otherwise restrict corporate activities. In addition, under the senior secured credit facilities, the Company is required to comply with specified financial ratios and tests, including a minimum interest coverage ratio, a maximum leverage ratio and maximum capital expenditures.

     At March 31, 2005, $421.8 million was outstanding under the Term Facility and no amounts were outstanding under the Revolving Facility. The Term Facility includes a $75.0 million sublimit for letters of credit that may be issued. At March 31, 2005, the Company had $38.3 million in letters of credit outstanding. The Company pays a commitment fee equal to 0.5% of the average daily amount available under the Revolving Facility. The weighted average interest rate of outstanding borrowings under the Term Facility was approximately 4.8% and 4.5% for the three and six months ended March 31, 2005, respectively.

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

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

4. Acquisition of IASIS Healthcare Corporation

     As previously discussed in Note 1, an investor group led by Texas Pacific Group acquired IAS through the Merger on June 22, 2004. The Merger has been accounted for as a purchase in accordance with SFAS No. 141, Business Combinations. During the three months ended March 31, 2005, the Company substantially completed the allocation of the Merger purchase price, resulting in the recognition of $493.1 million of additional goodwill and $45.0 million of other intangible assets. The Company intends to finalize the purchase price allocation during the third fiscal quarter of 2005 upon final determination of the assignment of goodwill within our acute care business segment. The purchase price allocation is based on estimates of the fair value of the assets acquired and liabilities assumed as determined by an independent appraiser. The purchase price for IAS, including direct transaction costs, was $1.5 billion and has been allocated as reflected in the table below. Goodwill resulting from the purchase price allocation did not result in additional deductible goodwill for tax purposes.

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

     The following table summarizes the purchase price allocation to reflect the fair values of the net assets acquired and liabilities assumed at the date of acquisition.

(in millions)
Current assets, net	$123
Property and equipment	547
Non-current assets, net	6
Goodwill	764
Other intangible assets	45

Total assets acquired	$1,485

     The $45.0 million of acquired intangible assets consists solely of Health Choice’s contract with the Arizona Health Care Cost Containment System (“AHCCCS”). The contract intangible is being amortized over a period of 15 years which approximates the contract’s estimated useful life, including assumed renewal periods. Amortization of the contract intangible for the three and six months ended March 31, 2005 was $750,000 and $1.5 million, respectively. Accumulated amortization at March 31, 2005 equaled $1.5 million.

     Goodwill as of March 31, 2005 was $745.0 million net of a $19.0 million cumulative reduction to goodwill resulting from changes in deferred taxes subsequent to the Merger. In the application of the purchase method of accounting, the Company reduces goodwill, not income tax expenses, upon the reduction of the Company’s deferred tax valuation allowance.

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

     If the Company had measured compensation cost for the stock options granted under the fair value based method prescribed by SFAS 123, net earnings would have been changed to the pro forma amounts set forth below (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net earnings as reported	$15,796	$11,851	$25,757	$20,069
Deduct: Total stock based employee compensation determined under fair value based method for all awards, net of related tax effects	(696)	(373)	(933)	(747)

Pro forma net earnings	$15,100	$11,478	$24,824	$19,322

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

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

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

Professional, General and Workers Compensation Liability Risks

     The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment and personal injuries. To cover these types of claims, the Company maintains general liability and professional liability insurance in excess of self-insured retentions through a commercial insurance carrier in amounts that the Company believes to be sufficient for its operations. However, some claims may exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may potentially not be covered by insurance. The Company is currently not a party to any such proceedings that, in the Company’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company expenses an estimate of the costs it expects to incur under the self-insured retention exposure for general and professional liability claims using historical claims data, demographic factors, severity factors, current incident logs and other actuarial analysis. As of March 31, 2005 and September 30, 2004, the Company’s professional and general liability accrual for asserted and unasserted claims was approximately $34.8 million and $28.8 million, respectively, which is included within other long-term liabilities in the accompanying condensed consolidated balance sheets.

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

Health Choice

     Health Choice has entered into a capitated contract whereby the Plan provides healthcare services in exchange for fixed periodic and supplemental payments from AHCCS. These services are provided regardless of the actual costs incurred to provide these services. The Company receives reinsurance and other supplemental payments from AHCCCS to cover certain costs of healthcare services that exceed certain thresholds. The Company believes the capitated payments, together with reinsurance and other supplemental payments are sufficient to pay for the services Health Choice is obligated to deliver. As of March 31, 2005, the Company provided a performance guaranty in the form of a letter of credit in the amount of $20.6 million for the benefit of AHCCCS to support its obligations under the Health Choice contract to provide and pay for the healthcare services. Additionally, Health Choice maintains a cash balance of $5.0 million and an intercompany demand note with the Company. The amount of the performance guaranty is based in part upon the membership in the Plan and the related capitation revenue paid to Health Choice.

Capital Expenditure Commitments

     The Company completed construction of its new hospital in Port Arthur, Texas, which opened April 16, 2005. In addition, the Company is expanding and renovating some of its existing facilities to permit additional patient volume and provide a greater variety of services. The Company had incurred approximately $103.2 million in uncompleted projects as of March 31, 2005, which is included in property and equipment in the accompanying unaudited condensed consolidated balance sheet at that date. At March 31, 2005, the Company had various construction and other projects in progress with an estimated additional cost to complete and equip of approximately $65.2 million.

Acquisitions

     The Company may choose to acquire businesses with prior operating histories. If acquired, such companies may have unknown or contingent liabilities, including liabilities for failure to comply with healthcare

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

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

Other

     The Company has been advised that its hospital in San Antonio, Texas, Southwest General Hospital, is a subject of an investigation relating to the provision of hyperbaric oxygen therapy services. In a letter dated February 11, 2003, the U.S. Attorney for the Western District of Texas stated that the investigation relates to certain billing practices for these services since 1998. The Company is cooperating with the U.S. Attorney’s office with respect to this investigation. Based on information currently available, the Company believes the investigation relates primarily to the period when Tenet Healthcare Corporation (“Tenet”) owned the hospital. Although the Company is unable to predict the outcome of this investigation, management does not currently believe it will have a material adverse effect on the Company’s business, financial condition or results of operations.

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

     IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

	For the Three Months Ended March 31, 2005
	Acute Care	Health Choice	Eliminations	Consolidated
Net acute care revenue	$302,719	$—	$—	$302,719
Premium revenue	—	87,538	—	87,538
Revenue between segments	2,273	—	(2,273)	—

Net revenue	304,992	87,538	(2,273)	390,257

Salaries and benefits	109,928	2,797	—	112,725
Supplies	49,243	46	—	49,289
Medical claims	—	77,706	(2,273)	75,433
Rents and Leases	7,773	218	—	7,991
Other operating expenses	51,511	2,694	—	54,205
Provision for bad debts	30,715	—	—	30,715

Adjusted EBITDA(1)	55,822	4,077	—	59,899

Interest expense, net	14,007	—	—	14,007
Depreciation and amortization	16,798	861	—	17,659
Management fees	963	—	—	963

Earnings before loss on sale of assets, minority interests and income taxes	$24,054	$3,216	$—	$27,270
Loss on sale of assets, net	(9)	—	—	(9)
Minority interests	(1,141)	—	—	(1,141)

Earnings before income taxes	$22,904	$3,216	$—	$26,120

Segment assets	$1,705,595	$86,460		$1,792,055

Capital expenditures	$85,896	$165		$86,061

	For the Three Months Ended March 31, 2004
Predecessor	Acute Care	Health Choice	Eliminations	Consolidated
Net acute care revenue	$286,213	$—	$—	$286,213
Premium revenue	—	69,302	—	69,302
Revenue between segments	2,335	—	(2,335)	—

Net revenue	288,548	69,302	(2,335)	355,515
Salaries and benefits	108,147	2,340	—	110,487
Supplies	46,251	50	—	46,301
Medical claims	—	60,215	(2,335)	57,880
Rents and Leases	7,603	163	—	7,766
Other operating expenses	48,291	2,410	—	50,701
Provision for bad debts	32,169	—	—	32,169

Adjusted EBITDA(1)	46,087	4,124	—	50,211

Interest expense, net	13,878	—	—	13,878
Depreciation and amortization	17,203	45	—	17,248
Write-off of debt issue costs	8,850	—	—	8,850

Earnings before gain on sale of assets, minority interests and income taxes	$6,156	$4,079	$—	$10,235
Gain on sale of assets, net	3,602	—	—	3,602
Minority interests	(1,033)	—	—	(1,033)

Earnings before income taxes	$8,725	$4,079	$—	$12,804

Segment assets	$1,019,906	$63,299		$1,083,205

Capital expenditures	$34,019	$144		$34,163

(1)	Adjusted EBITDA represents net earnings before interest expense, income taxes, depreciation and amortization, management fees, write-off of debt issue costs, gain (loss) on sale of assets, and minority interests. Management fees represent monitoring and advisory fees paid to TPG, the Company’s majority financial sponsor, and certain other members of IASIS Investment. Management routinely calculates and communicates adjusted EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within the healthcare industry to evaluate hospital performance, allocate resources and measure leverage capacity and debt service ability. In addition, the Company uses adjusted EBITDA as a measure of performance for its business segments and for incentive compensation purposes. Adjusted EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles (GAAP), and the items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing, or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

	For the Six Months Ended March 31, 2005
	Acute Care	Health Choice	Eliminations	Consolidated
Net acute care revenue	$586,493	$—	$—	$586,493
Premium revenue	—	173,739	—	173,739
Revenue between segments	4,497	—	(4,497)	—

Net revenue	590,990	173,739	(4,497)	760,232

Salaries and benefits	213,718	5,516	—	219,234
Supplies	94,558	97	—	94,655
Medical claims	—	153,265	(4,497)	148,768
Rents and Leases	15,415	435	—	15,850
Other operating expenses	101,709	5,531	—	107,240
Provision for bad debts	62,970	—	—	62,970

Adjusted EBITDA(1)	102,620	8,895	—	111,515

Interest expense, net	28,677	—	—	28,677
Depreciation and amortization	34,282	1,601	—	35,883
Management fees	1,921	—	—	1,921

Earnings before loss on sale of assets, minority interests and income taxes	$37,740	$7,294	$—	$45,034
Loss on sale of assets, net	(82)	—	—	(82)
Minority interests	(2,274)	—	—	(2,274)

Earnings before income taxes	$35,384	$7,294	$—	$42,678

Segment assets	$1,705,595	$86,460		$1,792,055

Capital expenditures	$75,410	$201		$75,611

	For the Six Months Ended March 31, 2004
Predecessor	Acute Care	Health Choice	Eliminations	Consolidated
Net acute care revenue	$535,603	$—	$—	$535,603
Premium revenue	—	138,016	—	138,016
Revenue between segments	5,314	—	(5,314)	—

Net revenue	540,917	138,016	(5,314)	673,619

Salaries and benefits	205,390	4,513	—	209,903
Supplies	86,488	92	—	86,580
Medical claims	—	120,965	(5,314)	115,651
Rents and Leases	15,264	302	—	15,566
Other operating expenses	93,773	4,955	—	98,728
Provision for bad debts	57,268	—	—	57,268

Adjusted EBITDA(1)	82,734	7,189	—	89,923

Interest expense, net	27,769	—	—	27,769
Depreciation and amortization	33,893	86	—	33,979
Write-off of debt issue costs	8,850	—	—	8,850

Earnings before gain on sale of assets, minority interests and income taxes	$12,222	$7,103	$—	$19,325
Gain on sale of assets, net	3,753	—	—	3,753
Minority interests	(2,024)	—	—	(2,024)

Earnings before income taxes	$13,951	$7,103	$—	$21,054

Segment assets	$1,019,906	$63,299		$1,083,205

Capital expenditures	$51,351	$173		$51,524

(1)	Adjusted EBITDA represents net earnings before interest expense, income taxes, depreciation and amortization, management fees, write-off of debt issue costs, gain (loss) on sale of assets, and minority interests. Management fees represent monitoring and advisory fees paid to TPG, the Company’s majority financial sponsor, and certain other members of IASIS Investment. Management routinely calculates and communicates adjusted EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within the healthcare industry to evaluate hospital performance, allocate resources and measure leverage capacity and debt service ability. In addition, the Company uses adjusted EBITDA as a measure of performance for its business segments and for incentive compensation purposes. Adjusted EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles (GAAP), and the items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing, or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

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

     Summarized condensed consolidating balance sheets at March 31, 2005 and September 30, 2004, condensed consolidating statements of operations for the three months and six months ended March 31, 2005 and 2004 and condensed consolidating statements of cash flows for the six months ended March 31, 2005 and 2004 for the Company, segregating the parent company issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, are found below.

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

IASIS Healthcare LLC
Condensed Consolidating Balance Sheet (unaudited)
March 31, 2005
(in thousands)

			Subsidiary
		Subsidiary	Non-		Condensed
	Parent Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$74,959	$107	$—	$75,066
Accounts receivable, net	—	132,625	48,144	—	180,769
Inventories	—	19,718	8,208	—	27,926
Deferred income taxes	34,654	—	—	—	34,654
Prepaid expenses and other current assets	—	13,945	13,962	—	27,907

Total current assets	34,654	241,247	70,421	—	346,322
Property and equipment, net	—	397,154	219,733	—	616,887
Intercompany	—	2,821	(2,821)	—	—
Net investment in and advances to subsidiaries	1,446,793	—	—	(1,446,793)	—
Goodwill	14,008	229,375	501,967	—	745,350
Other intangible assets, net	—	—	43,500	—	43,500
Other assets, net	26,067	10,284	3,645	—	39,996

Total assets	$1,521,522	$880,881	$836,445	$(1,446,793)	$1,792,055

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$41,792	$22,726	$—	$64,518
Salaries and benefits payable	—	25,322	8,347	—	33,669
Accrued interest payable	17,513	(957)	957	—	17,513
Medical claims payable	—	—	55,699	—	55,699
Other accrued expenses and other current liabilities	—	22,561	1,179	—	23,740
Current portion of long-term debt and capital lease obligations	4,402	1,818	4,314	(3,156)	7,378

Total current liabilities	21,915	90,536	93,222	(3,156)	202,517
Long-term debt and capital lease obligations	892,563	5,982	138,578	(136,605)	900,518
Deferred income taxes	35,394	—	—	—	35,394
Other long-term liabilities	—	38,631	—	—	38,631
Minority interest	—	12,883	—	—	12,883
Member’s equity	571,650	732,849	604,645	(1,307,032)	602,112

Total liabilities and equity	$1,521,522	$880,881	$836,445	$(1,446,793)	$1,792,055

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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2005 (unaudited)
(in thousands)

			Subsidiary
		Subsidiary	Non-		Condensed
	Parent Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net revenue:
Acute care revenue	$—	$218,868	$86,124	$(2,273)	$302,719
Premium revenue	—	—	87,538	—	87,538

Total net revenue	—	218,868	173,662	(2,273)	390,257
Costs and expenses:
Salaries and benefits	—	82,562	30,163	—	112,725
Supplies	—	38,915	10,374	—	49,289
Medical claims	—	—	77,706	(2,273)	75,433
Rents and leases	—	5,502	2,489	—	7,991
Other operating expenses	—	40,001	14,204	—	54,205
Provision for bad debts	—	24,414	6,301	—	30,715
Interest expense, net	13,890	117	2,489	(2,489)	14,007
Depreciation and amortization	1,678	11,183	4,798	—	17,659
Management fees	963	(1,793)	1,793	—	963
Equity in earnings of affiliates	(40,162)	—	—	40,162	—

Total costs and expenses	(23,631)	200,901	150,317	35,400	362,987

Earnings before gain (loss) on sale of assets, minority interests, and income taxes	23,631	17,967	23,345	(37,673)	27,270
Gain (loss) on sale of assets, net	—	(17)	8	—	(9)
Minority interests	—	(1,141)	—	—	(1,141)

Earnings before income taxes	23,631	16,809	23,353	(37,673)	26,120
Income tax expense	10,324	—	—	—	10,324

Net earnings	$13,307	$16,809	$23,353	$(37,673)	$15,796

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2004 (unaudited)
(in thousands)

			Subsidiary
		Subsidiary	Non-		Condensed
Predecessor	Parent Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Net revenue:
Acute care revenue	$—	$206,803	$81,745	$(2,335)	$286,213
Premium revenue	—	—	69,302	—	69,302

Total net revenue	—	206,803	151,047	(2,335)	355,515
Costs and expenses:
Salaries and benefits	—	80,401	30,086	—	110,487
Supplies	—	36,083	10,218	—	46,301
Medical claims	—	—	60,215	(2,335)	57,880
Rents and leases	—	5,290	2,476		7,766
Other operating expenses	—	36,825	13,876	—	50,701
Provision for bad debts	—	24,705	7,464	—	32,169
Interest expense, net	13,754	124	2,342	(2,342)	13,878
Depreciation and amortization	792	13,254	3,202	—	17,248
Write-off of debt issue costs	8,850	—	—	—	8,850
Management fees	—	(1,747)	1,747	—	—
Equity in earnings of affiliates	(33,858)	—	—	33,858	—

Total costs and expenses	(10,462)	194,935	131,626	29,181	345,280

Earnings before gain on sale of assets, minority interests, and income taxes	10,462	11,868	19,421	(31,516)	10,235
Gain on sale of assets, net	—	3,602	—	—	3,602
Minority interests	—	(1,033)	—	—	(1,033)

Earnings before income taxes	10,462	14,437	19,421	(31,516)	12,804
Income tax expense	953	—	—	—	953

Net earnings	$9,509	$14,437	$19,421	$(31,516)	$11,851

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
For the Six Months Ended March 31, 2005 (unaudited)
(in thousands)

			Subsidiary
		Subsidiary	Non-		Condensed
	Parent Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Net revenue:
Acute care revenue	$—	$421,775	$169,215	$(4,497)	$586,493
Premium revenue	—	—	173,739	—	173,739

Total net revenue	—	421,775	342,954	(4,497)	760,232
Costs and expenses:
Salaries and benefits	—	159,629	59,605	—	219,234
Supplies	—	73,865	20,790	—	94,655
Medical claims	—	—	153,265	(4,497)	148,768
Rents and leases	—	10,976	4,874	—	15,850
Other operating expenses	—	78,128	29,112	—	107,240
Provision for bad debts	—	50,712	12,258	—	62,970
Interest expense, net	28,458	219	4,923	(4,923)	28,677
Depreciation and amortization	3,397	22,992	9,494	—	35,883
Management fees	1,921	(3,520)	3,520	—	1,921
Equity in earnings of affiliates	(71,531)	—	—	71,531	—

Total costs and expenses	(37,755)	393,001	297,841	62,111	715,198

Earnings before gain (loss) on sale of assets, minority interests, and income taxes	37,755	28,774	45,113	(66,608)	45,034
Gain (loss) on sale of assets, net	—	(90)	8	—	(82)
Minority interests	—	(2,274)	—	—	(2,274)

Earnings before income taxes	37,755	26,410	45,121	(66,608)	42,678
Income tax expense	16,921	—	—	—	16,921

Net earnings	$20,834	$26,410	$45,121	$(66,608)	$25,757

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
For the Six Months Ended March 31, 2004 (unaudited)
(in thousands)

			Subsidiary
		Subsidiary	Non-		Condensed
Predecessor	Parent Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net revenue:
Acute care revenue	$—	$379,179	$161,738	$(5,314)	$535,603
Premium revenue	—	—	138,016	—	138,016

Total net revenue	—	379,179	299,754	(5,314)	673,619
Costs and expenses:
Salaries and benefits	—	151,081	58,822	—	209,903
Supplies	—	66,093	20,487	—	86,580
Medical claims	—	—	120,965	(5,314)	115,651
Rents and leases	—	10,782	4,784		15,566
Other operating expenses	—	70,708	28,020	—	98,728
Provision for bad debts	—	43,359	13,909	—	57,268
Interest expense, net	27,537	232	5,293	(5,293)	27,769
Depreciation and amortization	1,776	26,081	6,122	—	33,979
Write-off of debt issue costs	8,850	—	—	—	8,850
Management fees	—	(3,419)	3,419	—	—
Equity in earnings of affiliates	(53,924)	—	—	53,924	—

Total costs and expenses	(15,761)	364,917	261,821	43,317	654,294

Earnings before gain on sale of assets, minority interests, and income taxes	15,761	14,262	37,933	(48,631)	19,325
Gain on sale of assets, net	—	3,753	—	—	3,753
Minority interests	—	(2,024)	—	—	(2,024)

Earnings before income taxes	15,761	15,991	37,933	(48,631)	21,054
Income tax expense	985	—	—	—	985

Net earnings	$14,776	$15,991	$37,933	$(48,631)	$20,069

IASIS HEALTHCARE LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

IASIS Healthcare LLC
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended March 31, 2005 (unaudited)
(in thousands)

			Subsidiary
		Subsidiary	Non-		Condensed
	Parent Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net earnings	$20,834	$26,410	$45,121	$(66,608)	$25,757
Adjustments to reconcile net earnings to net cash provided operating activities:
Depreciation and amortization	3,397	22,992	9,494	—	35,883
Minority interests	—	2,274	—	—	2,274
Deferred income taxes	16,148	—	—	—	16,148
Loss on sale of property and equipment	—	74	8	—	82
Equity in earnings of affiliates	(71,531)	—	—	71,531	—
Changes in operating assets and liabilities:
Accounts receivable	—	(11,689)	(3,800)	—	(15,489)
Inventories, prepaid expenses and other current assets	—	(5,633)	(2,650)	—	(8,283)
Accounts payable and other accrued liabilities	3,692	(1,587)	1,579	—	3,684

Net cash provided by (used in) operating activities	(27,460)	32,841	49,752	4,923	60,056

Cash flows from investing activities
Purchases of property and equipment	—	(40,186)	(35,425)	—	(75,611)
Cash paid for acquisition	(410)	—	—	—	(410)
Change in other assets	—	168	(243)	—	(75)

Net cash used in investing activities	(410)	(40,018)	(35,668)	—	(76,096)

Cash flows from financing activities
Proceeds from debt borrowings	2,274	—	—	—	2,274
Payment of debt and capital leases	(5,694)	(827)	(611)	—	(7,132)
Debt financing costs incurred	(487)	—	—	—	(487)
Change in intercompany balances with affiliates, net	31,777	(14,500)	(12,354)	(4,923)	—
Distribution of minority interests	—	—	(2,354)	—	(2,354)

Net cash provided by (used in) financing activities	27,870	(15,327)	(15,319)	(4,923)	(7,699)

Net decrease in cash and cash equivalents	—	(22,504)	(1,235)	—	(23,739)
Cash and cash equivalents at beginning of period	—	97,463	1,342	—	98,805

Cash and cash equivalents at end of period	$—	$74,959	$107	$—	$75,066

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

IASIS Healthcare LLC
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended March 31, 2004 (unaudited)
(in thousands)

			Subsidiary
		Subsidiary	Non-		Condensed
Predecessor	Parent Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net earnings	$14,776	$15,991	$37,933	$(48,631)	$20,069
Adjustments to reconcile net earnings to net cash provided operating activities:
Depreciation and amortization	1,776	26,081	6,122	—	33,979
Minority interests	—	2,024	—	—	2,024
Gain on sale of property and equipment	—	(3,753)	—	—	(3,753)
Write-off of debt issue costs	8,850	—	—	—	8,850
Equity in earnings of affiliates	(53,924)	—	—	53,924	—
Changes in operating assets and liabilities:
Accounts receivable	—	(12,416)	28	—	(12,388)
Establishment of accounts receivable of recent acquisitions	—	(10,338)	—	—	(10,338)
Inventories, prepaid expenses and other current assets	—	(2,325)	(1,320)	—	(3,645)
Accounts payable and other accrued liabilities	(1,510)	17,807	12,142	—	28,439

Net cash provided by (used in) operating activities	(30,032)	33,071	54,905	5,293	63,237

Cash flows from investing activities
Purchases of property and equipment	—	(28,639)	(22,885)	—	(51,524)
Cash paid for acquisition	—	(23,032)	—	—	(23,032)
Proceeds from sale of assets	—	14,928	—	—	14,928
Change in other assets	—	(2,061)	300	—	(1,761)

Net cash used in investing activities	—	(38,804)	(22,585)	—	(61,389)

Cash flows from financing activities
Payment of debt and capital leases	—	(2,494)	(589)	—	(3,083)
Debt Financing costs incurred	(1,024)	—	—	—	(1,024)
Proceeds received from hospital syndication	—	1,801	—	—	1,801
Change in intercompany balances with affiliates, net	31,056	3,074	(28,837)	(5,293)	—
Distribution of minority interests	—	—	(1,817)	—	(1,817)

Net cash provided by (used in) financing activities	30,032	2,381	(31,243)	(5,293)	(4,123)

Net increase (decrease) in cash and cash equivalents	—	(3,352)	1,077	—	(2,275)
Cash and cash equivalents at beginning of period	—	100,784	286	—	101,070

Cash and cash equivalents at end of period	$—	$97,432	$1,363	$—	$98,795

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

9. Subsequent Event

     Mountain Vista Medical Center, LP (“Mountain Vista”), a subsidiary of the Company, was formed in October 2004 to construct, manage and operate a new hospital to be located in the East Valley area of Mesa, Arizona. In November 2004, the Company paid $8.5 million in cash for the purchase of a 47-acre parcel of undeveloped land in the East Valley of our Phoenix, Arizona market. The Company is currently planning for the construction of a new hospital, to be named Mountain Vista Medical Center, on this property, which is projected to cost $150.0 to $165.0 million. In April 2005, Mountain Vista sold limited partnership units to third party investors, including physicians, for net proceeds of approximately $3.6 million. The net proceeds from this transaction will be used to fund a portion of the cost to construct and equip the new hospital.

     For the remainder of fiscal 2005, the Company plans to spend $5.0 million to $10.0 million for planning, architectural design and other costs associated with this project. The Company currently plans to open the new hospital during fiscal 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements, the notes to our unaudited condensed consolidated financial statements and the other financial information appearing elsewhere in this report. Data for the three and six months ended March 31, 2005 and 2004 has been derived from our unaudited condensed consolidated financial statements. Data for the three and six months ended March 31, 2004 reflects the results of operations of IASIS Healthcare Corporation, or IAS, as predecessor to IASIS Healthcare LLC, or IASIS LLC. References herein to “we,” “our” and “us” are to IASIS LLC and its subsidiaries and, unless indicated otherwise or the context requires, include IAS.

Forward Looking Statements

     Some of the statements we make in this report are forward-looking within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations including, but not limited to, the discussions of our operating and growth strategy (including possible acquisitions and dispositions), financing needs, projections of revenue, income or loss, capital expenditures and future operations. Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results in future periods to differ materially from those anticipated in the forward-looking statements. Those risks and uncertainties include, among others, the risks and uncertainties related to our ability to generate sufficient cash to service our existing indebtedness, our substantial level of indebtedness that could adversely affect our financial condition, our ability to retain and negotiate favorable contracts with managed care plans, changes in legislation that may significantly reduce government healthcare spending and our revenue, our hospitals’ competition for patients from other hospitals and healthcare providers, our hospitals facing a growth in bad debts resulting from increased self-pay volume and revenue, our ability to recruit and retain quality physicians, our hospitals’ competition for staffing which may increase our labor costs and reduce profitability, our failure to comply with extensive laws and government regulations, the possibility that we may become subject to federal and state investigations in the future, our ability to satisfy regulatory requirements with respect to our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, a failure of our information systems that would adversely affect our ability to properly manage our operations, an economic downturn or other material change in any one of the regions in which we operate, potential liabilities because of claims brought against our facilities, increasing insurance costs that may reduce our revenue, our ability to control costs at Health Choice, the possibility of Health Choice’s contract with the Arizona Health Care Cost Containment System being discontinued or experiencing materially reduced reimbursement, significant competition from other healthcare companies and state efforts to regulate the sale of not-for-profit hospitals that may affect our ability to acquire hospitals, difficulties with the integration of acquisitions that may disrupt our ongoing operations, difficulties with consolidation of operations into our new hospital, the significant capital expenditures that would be involved in the construction of other new hospitals that could have an adverse effect on our liquidity, state efforts to regulate the construction or expansion of hospitals that could impair our ability to operate and expand our operations, and potential responsibilities and costs under environmental laws that could lead to material expenditures or liability, and those risks, uncertainties and other matters detailed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004, and in our subsequent filings with the Securities and Exchange Commission.

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

Executive Overview

     We are a leading owner and operator of medium-sized acute care hospitals in high-growth urban and suburban markets. We operate our hospitals with a strong community focus by offering and developing healthcare services targeted to the needs of the markets we serve, promoting strong relationships with physicians and working with local managed care plans. At March 31, 2005, we owned or leased 15 acute care hospitals and one behavioral health hospital, with a total of 2,232 beds in service, located in five regions:

•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	Tampa-St. Petersburg, Florida;

•	Las Vegas, Nevada; and

•	four cities in the State of Texas, including San Antonio.

     On April 16, 2005, we opened our new hospital in Port Arthur, Texas. Substantially all of the operations of Mid-Jefferson Hospital in Nederland, Texas, and Park Place Medical Center in Port Arthur, Texas moved to the new hospital. As a result, we currently operate 14 acute care hospitals. We also own and operate a Medicaid managed health plan in Phoenix called Health Choice, that served over 112,000 members at March 31, 2005. In addition, we have ownership interests in three ambulatory surgery centers.

The Merger

     On June 22, 2004, an investor group led by Texas Pacific Group acquired IAS through a merger. The total transaction value, including tender premiums, consent fees and other merger-related fees and expenses, was approximately $1.5 billion. The merger has been accounted for as a purchase in accordance with SFAS No. 141, Business Combinations. During the three months ended March 31, 2005, we substantially completed the allocation of the merger purchase price. The allocation of the net purchase price of the merger resulted in goodwill of approximately $764.0 million and $45.0 million of other intangible assets. See the notes to the unaudited condensed consolidated financial statements for additional information on the merger and the related financing transactions. The merger, the related financing transactions and the use of the proceeds from the financing transactions are referred to as the “Transactions.”

Revenue and Volume Trends

     Net revenue is comprised of acute care and premium revenue. Net acute care revenue is comprised of net patient revenue and other revenue. Our acute care facilities have experienced net revenue growth due primarily to favorable pricing trends. Net patient revenue is reported net of contractual adjustments. The adjustments principally result from differences between the hospitals’ established charges and payment rates under Medicare, Medicaid and various managed care plans. The calculation of appropriate payments from the Medicare and Medicaid programs as well as terms governing agreements with other third-party payors are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount. Premium revenue consists of revenue from Health Choice, our Medicaid managed health plan, while other revenue includes medical office building rental income and other miscellaneous revenue. Health Choice has experienced significant revenue growth as a result of an increase in the Medicaid-eligible population and an increase in our marketshare in the counties where we operate.

     The following table provides the sources of our net patient revenue by payor for the three and six months ended March 31, 2005 and 2004.

	Three Months		Six Months
	Ended March 31		Ended March 31
	2005	2004	2005	2004
Medicare	28.9%	28.5%	27.3%	27.3%
Medicaid	13.2	13.2	12.7	13.1
Managed care	44.3	43.6	44.7	44.5
Self-pay and other	13.6	14.7	15.3	15.1

Total	100.0%	100.0%	100.0%	100.0%

     A large percentage of our hospitals’ net patient revenue consists of fixed payment, discounted sources, including Medicare, Medicaid and managed care organizations. Reimbursement for Medicare and Medicaid services are often fixed regardless of the cost incurred or the level of services provided. Similarly, a greater percentage of the managed care companies we contract with have recently begun to reimburse providers on a fixed payment basis regardless of the costs incurred or the level of services provided. We expect patient volumes from Medicare to increase over the long term due to the general aging of the population.

     We continued to experience growth in net revenue during the three and six months ended March 31, 2005. Our consolidated net revenue increased 9.8% and 12.9% for the three and six months ended March 31, 2005 over the same periods in the prior year. Contributing to the growth in net revenue was an increase in net acute care revenue of $16.5 million and $50.1 million for the three and six months ended March 31, 2005, respectively, which includes increases in net revenue on a same facility basis of $7.2 million and $17.1 million for the three and six months ended March 31, 2005, respectively. In addition, an increase in net revenue from Health Choice of $18.2 million and $35.7 million for the three and six months ended March 31, 2005 contributed to the increase in consolidated net revenue.

     We have experienced an increase in net patient revenue from our hospital operations due to the continued expansion of services at our hospitals, the acquisition of North Vista Hospital (formerly known as Lake Mead Hospital Medical Center), or North Vista, and favorable pricing trends. On a same facility basis, the growth in net revenue from our hospital operations has been driven primarily by increases in rates paid by managed care organizations, offset in part by an increase in charity care. Our same facility net patient revenue per adjusted admission increased 2.2% and 5.3% for the three and six months ended March 31, 2005 compared to the three and six months ended March 31, 2004. Admissions, on a same facility basis, decreased 2.2% and 3.2% for the three and six months ended March 31, 2005, respectively, compared to the same prior year periods. Although patient volumes declined recently, volume in certain profitable product lines such as psychiatric and rehabilitation services increased during the three and six months ended March 31, 2005 compared to the same periods in the prior year. Contributing to the decline in patient volumes was a delay in the flu season as evidenced by a decrease in respiratory related admissions for the six months ended March 31, 2005 compared to the same prior year period. Volumes have also declined in part as a result of our closure of an obstetrics unit at one of our Arizona hospitals in the fourth quarter of fiscal 2004. Additionally, admissions have declined due to a decrease in orthopedic volume in one of our Florida hospitals, disruptions caused from on-going emergency room expansion and renovation projects at two of our hospitals and the continued shift of certain procedures from an inpatient to outpatient basis as a result of new technologies.

     Health Choice derives its revenue through a contract with the Arizona Health Care Cost Containment System to provide specified health services to qualified Medicaid enrollees through contracts with providers. The contract requires us to provide healthcare services in exchange for fixed periodic payments and supplemental payments from the Arizona Health Care Cost Containment System. Our membership at Health Choice has increased from approximately 93,000 enrollees as of March 31, 2004 to over 112,000 enrollees as of March 31, 2005. Health Choice’s current contract expires September 30, 2006 and provides the Arizona Health Care Cost Containment System with two one-year renewal options following the initial term. Should our contract be discontinued, our net revenue would be reduced and our cash flows would be adversely affected.

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

     In addition, for federal fiscal years 2005, 2006 and 2007, hospitals receive full market basket updates for these years, but such update amounts are conditioned upon a hospital providing the Centers for Medicare and Medicaid Services, or CMS, with specific quality data relating to the quality of services provided. Those hospitals failing to provide CMS with the required data specified under the National Voluntary Hospital Reporting Initiative will receive an update equal to the market basket minus 0.4%. Our hospitals are complying with this reporting requirement. The Medicare Modernization Act also decreases hospital reimbursement in a few areas, including, but not limited to, a provision denying updates to hospitals with “high-cost” direct medical education programs. We are unable to predict the impact the Medicare Modernization Act will have on our results of operations and financial condition, and no assurance can be given that it will not have an adverse effect on our business.

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

     Growth in Bad Debts Resulting From Increased Self-Pay Volume and Revenue

     Like others in the hospital industry, we experienced an increase in our provision for bad debts as a percentage of net revenue during fiscal 2004. This increase was due to a growth in self-pay volume and revenue resulting in large part from an increase in the number of uninsured patients, along with an increase in the amount of co-payments and deductibles passed on by employers to employees. However, growth in uninsured patient volume has moderated over the first and second quarters of fiscal 2005. In our efforts to control exposure to bad debts, we continue to focus on our emergency rooms through facilities redesign, Medicaid eligibility automation and process-flow improvements. As a result of our focus, point-of-service collections increased 17.0% and 18.0% for the three and six months ended March 31, 2005, respectively, compared to the comparable periods ended March 31, 2004. However, we anticipate that if we experience future growth in self-pay volume and revenue, our provision for bad debts will increase and our results of operations could be adversely affected.

     Additional Charity Care and Charges to the Uninsured

     We currently record revenue deductions for patient accounts that meet our guidelines for charity care. We have traditionally provided charity care to patients with income levels below 200% of the federal property level and will continue this practice. Effective October 1, 2004, we expanded our charity care policy to cover uninsured patients with income above 200% of the federal poverty level. Under the new program, a sliding scale of significantly reduced rates are offered to uninsured patients with income between 200% and 400% of the federal poverty level at all of our hospitals. Charity care deductions increased $1.9 million and $2.3 million for the three and six months ended March 31, 2005, respectively, as compared to the comparable periods in the prior year. We believe the increase was due in part to the change in policy. Currently, we do not expect that implementation of such a change will have a material impact on our results of operations.

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

     Nursing Shortage

     The hospital industry continues to experience a shortage of nurses. This shortage is forecasted to continue. Like other providers in the Phoenix, Arizona region, we have experienced difficulty in retaining and recruiting nurses in that market. We have a comprehensive recruiting and retention plan for nurses that focuses on competitive salaries and benefits as well as employee satisfaction, best practices, tuition assistance, effective training programs and workplace environment. Additionally, we are attempting to recruit qualified nurses from countries outside of the United States. Contract labor for nursing services on a same facility basis decreased 0.3% as a percent of net revenue for both the three and six months ended March 31, 2005 as compared to the same periods in the prior year. Should we be unsuccessful in our attempts to maintain nursing coverage adequate for our present and future needs, our future operating results could be adversely affected.

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

     Increasing Insurance Costs

     Consistent with 2004, our fiscal 2005 self-insured retention for professional and general liability coverage is $5.0 million per claim and $45.0 million in the aggregate. Additionally, the maximum coverage under our insurance policies is unchanged at $75.0 million. The rising cost of professional liability insurance coverage and, in some cases, the lack of availability of such insurance coverage for physicians with privileges at our hospitals, increases our risk of vicarious liability in cases in which both our hospital and the uninsured or underinsured physician are named as co-defendants. The cost of insurance has negatively affected operating results and cash flows throughout the healthcare industry due to pricing pressures on insurers and fewer carriers willing to underwrite professional and general liability insurance. For the three and six months ended March 31, 2005, our insurance expense on a same facility basis increased 34% and 20%, respectively, compared to the comparable periods ended March 31, 2004. Insurance expense for the three months ended March 31, 2005 was negatively affected by negotiated settlements of certain claims. Some states, including some states in which we operate, have recently passed tort reform legislation or are considering such legislation to place limits on non-economic damages. There is no assurance that continued increases in insurance costs will not have a material adverse effect on our future operating results and cash flows.

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

Selected Operating Data

     The following table sets forth certain unaudited operating data for each of the periods presented.

	Three Months Ended		Six Months Ended
	March 31		March 31
	2005	2004	2005	2004
Acute Care (1):

Number of acute care hospitals at end of period (2)	15	15	15	15
Beds in service at end of period	2,232	2,257	2,232	2,257
Average length of stay (days) (3)	4.49	4.52	4.42	4.42
Occupancy rates (average beds in service)	52.7%	54.1%	49.3%	51.5%
Admissions (4)	23,569	23,804	45,475	44,873
Adjusted admissions (5)	37,720	37,117	73,200	71,844
Patient days (6)	105,869	107,518	201,009	198,129
Adjusted patient days (5)	163,501	162,221	311,987	305,813
Net patient revenue per adjusted admission	$7,927	$7,608	$7,911	$7,360

Acute Care (Same-Facility) (7)
Number of acute care hospitals at end of period (2)	14	14	14	14
Beds in service at end of period	2,046	2,081	2,046	2,081
Average length of stay (days) (3)	4.41	4.50	4.35	4.40
Occupancy rates (average beds in service)	52.6%	53.7%	49.0%	51.2%
Admissions (4)	21,934	22,438	42,135	43,507
Adjusted admissions (5)	35,611	35,405	68,899	70,133
Patient days (6)	96,795	100,919	183,261	191,530
Adjusted patient days (5)	151,797	153,953	289,135	297,545
Net patient revenue per adjusted admission	$7,689	$7,524	$7,698	$7,311

Health Choice:
Covered lives	112,510	92,598	112,510	92,598
Medical loss ratio (8)	88.8%	86.9%	88.2%	87.7%

(1)	Includes North Vista, which we acquired effective February 1, 2004.

(2)	Excludes St. Luke’s Behavioral Hospital. Additionally, on April 16, 2005, the Company opened its new hospital in Port Arthur, Texas. The operations of Mid-Jefferson Hospital, in Nederland, Texas, and Park Place Medical Center, in Port Arthur, Texas, moved to the new hospital. As a result, the Company currently operates 14 acute care hospitals.

(3)	Represents the average number of days that a patient stayed in our hospitals.

(4)	Represents the total number of patients admitted to our hospitals for stays in excess of 23 hours. Management and investors use this number as a general measure of inpatient volume.

(5)	Adjusted admissions and adjusted patient days are general measures of combined inpatient and outpatient volume. We compute adjusted admissions/patient days by multiplying admissions/patient days by gross patient revenue and then dividing that number by gross inpatient revenue.

(6)	Represents the number of days our beds were occupied by inpatients over the period.

(7)	Excludes North Vista, which we acquired effective February 1, 2004.

(8)	Represents medical claims expense as a percentage of premium revenue, including claims paid to our hospitals.

Results of Operations Summary

     The following table sets forth, for the periods indicated results of operations data expressed in dollar terms and as a percentage of net revenue. The table includes information both on a consolidated basis and by reportable business segment.

	Three		Three		Six		Six
	Months Ended		Months Ended		Months Ended		Months Ended
	March 31, 2005		March 31, 2004		March 31, 2005		March 31, 2004
	($)	(%)	($)	(%)	($)	(%)	($)	(%)

Consolidated (in thousands):
Net Revenue:
Acute care revenue	$302,719	77.6%	$286,213	80.5%	$586,493	77.1%	$535,603	79.5%
Premium revenue	87,538	22.4%	69,302	19.5%	173,739	22.9%	138,016	20.5%

Total net revenue	390,257	100.0%	355,515	100.0%	760,232	100.0%	673,619	100.0%

Costs and expenses:
Salaries and benefits	112,725	28.9%	110,487	31.1%	219,234	28.8%	209,903	31.2%
Supplies	49,289	12.6%	46,301	13.0%	94,655	12.4%	86,580	12.8%
Medical claims	75,433	19.3%	57,880	16.3%	148,768	19.6%	115,651	17.2%
Rents and leases	7,991	2.1%	7,766	2.2%	15,850	2.1%	15,566	2.3%
Other operating expenses	54,205	13.9%	50,701	14.2%	107,240	14.1%	98,728	14.7%
Provision for bad debts	30,715	7.9%	32,169	9.0%	62,970	8.3%	57,268	8.5%
Interest, net	14,007	3.6%	13,878	3.9%	28,677	3.8%	27,769	4.1%
Depreciation and amortization	17,659	4.5%	17,248	4.9%	35,883	4.7%	33,979	5.0%
Management fees	963	0.2%	—	—	1,921	0.3%	—	—
Write-off of debt issue costs	—	—	8,850	2.5%	—	—	8,850	1.3%

Total costs and expenses	362,987	93.0%	345,280	97.1%	715,198	94.1%	654,294	97.1%

Earnings before gain (loss) on sale of assets, minority interests and income taxes	27,270	7.0%	10,235	2.9%	45,034	5.9%	19,325	2.9%

Gain (loss) on sale of assets, net	(9)	—	3,602	1.0%	(82)	—	3,753	0.5%
Minority interests	(1,141)	(0.3)%	(1,033)	(0.3)%	(2,274)	(0.3)%	(2,024)	(0.3)%

Earnings before income taxes	26,120	6.7%	12,804	3.6%	42,678	5.6%	21,054	3.1%

Income tax expense	10,324	2.7%	953	0.3%	16,921	2.2%	985	0.1%

Net earnings	$15,796	4.0%	$11,851	3.3%	$25,757	3.4%	$20,069	3.0%

	Three		Three		Six		Six
	Months Ended		Months Ended		Months Ended		Months Ended
	March 31, 2005		March 31, 2004		March 31, 2005		March 31, 2004
	($)	(%)	($)	(%)	($)	(%)	($)	(%)

Acute Care (in thousands):
Net Revenue:
Acute care revenue	$302,719	99.3%	$286,213	99.2%	$586,493	99.2%	$535,603	99.0%
Revenue between segments	2,273	0.7%	2,335	0.8%	4,497	0.8%	5,314	1.0%

Total net revenue (1)	304,992	100.0%	288,548	100.0%	590,990	100.0%	540,917	100.0%

Costs and expenses:
Salaries and benefits	109,928	36.0%	108,147	37.5%	213,718	36.1%	205,390	38.0%
Supplies	49,243	16.1%	46,251	16.0%	94,558	16.0%	86,488	16.0%
Rents and leases	7,773	2.6%	7,603	2.6%	15,415	2.6%	15,264	2.8%
Other operating expenses	51,511	16.9%	48,291	16.7%	101,709	17.2%	93,773	17.3%
Provision for bad debts	30,715	10.1%	32,169	11.1%	62,970	10.7%	57,268	10.6%
Interest, net	14,007	4.6%	13,878	4.8%	28,677	4.9%	27,769	5.1%
Depreciation and amortization	16,798	5.5%	17,203	6.0%	34,282	5.8%	33,893	6.3%
Management fees	963	0.3%	—	—	1,921	0.3%	—	—
Write-off of debt issue costs	—	—	8,850	3.1%	—	—	8,850	1.6%

Total costs and expenses	280,938	92.1%	282,392	97.8%	553,250	93.6%	528,695	97.7%

Earnings before gain (loss) on sale of assets and minority interests	24,054	7.9%	6,156	2.2%	37,740	6.4%	12,222	2.3%

Gain (loss) on sale of assets, net	(9)	0.0%	3,602	1.2%	(82)	0.0%	3,753	0.7%
Minority interests	(1,141)	(0.4)%	(1,033)	(0.4)%	(2,274)	(0.4)%	(2,024)	(0.4)%

Earnings before income taxes	$22,904	7.5%	$8,725	3.0%	$35,384	6.0%	$13,951	2.6%

(1)	Revenue between segments is eliminated in our consolidated results.

	Three		Three		Six		Six
	Months Ended		Months Ended		Months Ended		Months Ended
	March 31, 2005		March 31, 2004		March 31, 2005		March 31, 2004
	($)	(%)	($)	(%)	($)	(%)	($)	(%)

Health Choice (in thousands):
Premium revenue	$87,538	100.0%	$69,302	100.0%	$173,739	100.0%	$138,016	100.0%

Costs and expenses:
Salaries and benefits	2,797	3.2%	2,340	3.4%	5,516	3.2%	4,513	3.3%
Supplies	46	0.1%	50	0.1%	97	0.1%	92	0.1%
Medical claims (1)	77,706	88.8%	60,215	86.9%	153,265	88.2%	120,965	87.6%
Rents and leases	218	0.2%	163	0.2%	435	0.2%	302	0.2%
Other operating expenses	2,694	3.1%	2,410	3.4%	5,531	3.2%	4,955	3.6%
Interest, net	—	—	—	—	—	—	—	—
Depreciation and amortization	861	0.9%	45	0.1%	1,601	0.9%	86	0.1%

Total costs and expenses	84,322	96.3%	65,223	94.1%	166,445	95.8%	130,913	94.9%

Earnings before income taxes	$3,216	3.7%	$4,079	5.9%	$7,294	4.2%	$7,103	5.1%

(1)	Medical claims paid to our hospitals of $2.3 million for the three months ended March 31, 2005 and 2004 and $4.5 million and $5.3 million for the six months ended March 31, 2005 and 2004, respectively, is eliminated in our consolidated results.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

     Net revenue - Net revenue for the three months ended March 31, 2005 was $390.2 million, an increase of $34.7 million, or 9.8%, from $355.5 million for same period in fiscal 2004. The increase in net revenue was due to a combination of an increase of $16.5 million in net revenue from hospital operations, which we refer to as our acute care service segment in our financial statements, and an increase of $18.2 million in net revenue from Health Choice.

     Before eliminations, net revenue from our hospital operations for the three months ended March 31, 2005 was $305.0 million, up $16.5 million, or 5.7%, from $288.5 million for the same period in fiscal 2004. For each of the three months ended March 31, 2005 and 2004, approximately $2.3 million of net revenue received from Health Choice by hospitals and other healthcare entities owned by us was eliminated in consolidation. On a same facility basis, which excludes the results of North Vista, net revenue from our hospital operations increased $7.2 million, or 2.6%, which was primarily driven by a 2.2% increase in net patient revenue per adjusted admission and a 0.6% increase in adjusted admissions. Net patient revenue per adjusted admission on a consolidated basis increased 4.2% for the three months ended March 31, 2005, compared to the same period in fiscal 2004, due primarily to increases in managed care and Medicare rates.

     Net revenue from Health Choice was $87.5 million for the three months ended March 31, 2005, an increase of $18.2 million, or 26.3%, from $69.3 million for the same period in fiscal 2004. Covered lives under this prepaid Medicaid plan have increased 19,000 to approximately 112,000 at March 31, 2005 from 93,000 at March 31, 2004. The increase in covered lives has positively impacted Health Choice’s net revenue for the three months ended March 31, 2005 compared to the same period in fiscal 2004. The growth in covered lives is due primarily to an increase in the Medicaid-eligible population and an increase in our marketshare in the counties where we operate. We expect the rate of growth in enrollment to moderate over the remainder of fiscal 2005.

     Salaries and benefits - Salaries and benefits expense from our hospital operations for the quarter ended March 31, 2005 was $109.9 million, or 36.0% of acute care revenue, compared to $108.1 million, or 37.5%, for the quarter ended March 31, 2004. On a same facility basis, which excludes North Vista, salaries and benefits expense was 36.1% of acute care revenue for the quarter ended March 31, 2005, compared to 37.6%, for the three months ended March 31, 2004. The 1.5% decrease as a percentage of acute care revenue on a same facility basis resulted from the leveraging of growth in net revenue achieved through rate increases during the current period, declining volumes in certain markets requiring less labor utilization and a decrease in benefits expense. Benefits expense from our same facility hospital operations decreased 1.0% as a percentage of acute care revenue, for the quarter ended March 31, 2005 compared to the same period in fiscal 2004 due primarily to changes to our employee healthcare benefit program implemented effective January 1, 2004. Additionally, contract labor, a component of salaries and benefits expense, decreased 0.2% as a percentage of acute care revenue, for the quarter ended March 31, 2005 compared to the prior year period as a result of decreases in patient volume and our operational focus on managing the utilization of contract nursing services. Nevertheless, we continue to experience a high level of contract labor utilization in our Arizona market as a result of a shortage of nurses.

     Supplies - Supplies expense from our hospital operations for the quarter ended March 31, 2005 was $49.2 million, or 16.1% of acute care revenue, compared to $46.3 million, or 16.0%, for the quarter ended March 31, 2004. On a same facility basis, supplies expense was 16.3% of acute care revenue for the quarter ended March 31, 2005, compared to 15.9%, for the three months ended March 31, 2004. We continue to experience significant increases ahead of the rate of inflation in the costs of pharmaceuticals, medical devices and implants.

     Medical claims - Medical claims expense before eliminations for Health Choice increased $17.5 million to $77.7 million for the quarter ended March 31, 2005 compared to $60.2 million for the quarter ended March 31, 2004. Medical claims expense as a percentage of premium revenue was 88.8% for the three months ended March 31, 2005 and 86.9% for the same period last year. The increase in medical claims expense was the result of an increase in enrollment from 92,598 members at March 31, 2004 to 112,510 members at March 31, 2005. The 1.9% increase as a percentage of premium revenue resulted primarily from higher inpatient and pharmacy costs, coupled with higher utilization for physician specialty services. Additionally, the increase resulted from Health Choice experiencing lower inpatient utilization in the quarter ended March 31, 2004. Medical claims expense represents the amounts paid by Health Choice for healthcare services provided to its members.

     Other operating expenses - Other operating expenses from our hospital operations for the quarter ended March 31, 2005 were $51.5 million, or 16.9% of acute care revenue, compared to $48.2 million, or 16.7%, for the quarter ended March 31, 2004. On a same facility basis, other operating expenses were 17.3% of acute care revenue for the quarter ended March 31, 2005, compared to 17.0%, for the three months ended March 31, 2004. During the current quarter, we experienced an increase in insurance expense offset by decreases in legal expenses as a percentage of acute care revenue on a same facility basis.

     Provision for bad debts - Provision for bad debts for our hospital operations for the quarter ended March 31, 2005 was $30.8 million, or 10.1% of acute care revenue, compared to $32.2 million, or 11.1%, for the quarter ended March 31, 2004. On a same facility basis, the provision for bad debts was $23.8 million, or 8.5% of acute care revenue for the quarter ended March 31, 2005, compared to $27.9 million, or 10.2%, for the three months ended March 31, 2004. The 1.7% decrease as a percentage of acute care revenue on a same facility basis was due in part to the moderation of self-pay and uninsured volume through our emergency rooms over the past two quarters. Self-pay or uninsured revenue as a percentage of total acute care revenue decreased to 7.5% for the quarter ended March 31, 2005 as compared to 8.0% for the quarter ended March 31, 2004. We believe our expanded charity care policy effective October 1, 2004 contributed to the decline in self-pay revenue and the provision for bad debts in the current quarter. Our operating results continue to benefit from our focus on point-of-service collections (which increased 18.0% on a same facility basis for the quarter ended March 31, 2005 compared to the same prior year period), along with our focus on process improvements in our emergency rooms and in determining Medicaid eligibility for certain patients.

     Interest, net - The $0.1 million increase in interest expense, net of interest income, from $13.9 million for the quarter ended March 31, 2004 to $14.0 million for the same period in 2005 was due to an increase in average debt outstanding. Borrowings under both our current and former senior secured credit facilities were subject to interest at variable rates. The weighted average interest rate of outstanding borrowings under our current senior secured credit facilities was approximately 4.8% and was unchanged for the quarter ended March 31, 2005 compared to the weighted average interest rate of outstanding borrowings under our former senior secured credit facilities for the quarter ended March 31, 2004.

     Depreciation and amortization - The $0.5 million increase in depreciation and amortization expense from $17.2 million for the quarter ended March 31, 2004 to $17.7 million for the same period in 2005 was primarily the result of incremental depreciation expense on additions to property and equipment during fiscal 2005. These additions are the result of the implementation of our operating strategy, pursuant to which we have made substantial investments in our existing facilities. Depreciation expense for the quarter ended March 31, 2004 included $3.2 million of additional depreciation as a result of accelerating the depreciation on two of our facilities in anticipation of consolidating these hospitals’ operations into our new hospital in Port Arthur, Texas. Beginning October 1, 2004, depreciation expense reflects a change in the value and the estimated useful lives of our property and equipment. This change in estimate is the result of applying the purchase method of accounting to account for the acquisition of IAS.

     Income tax expense - We recorded a provision for income taxes of $10.3 million, resulting in an effective tax rate of 39.5% for the quarter ended March 31, 2005 and a provision for income taxes of $953,000, resulting in an effective rate of 7.4% for the quarter ended March 31, 2004. As a result of the Transactions, in the application of the purchase method of accounting, we reduce goodwill, not income tax expense, upon the reduction of the deferred tax valuation allowance. For the periods prior to the Transactions, the deferred portion of the provision for income taxes was offset by the use of deferred tax assets that were previously reserved with a valuation allowance.

     Net earnings - Net earnings increased from $11.9 million for the quarter ended March 31, 2004 to $15.8 million for the quarter ended March 31, 2005. Net earnings for the three months ended March 31, 2004 includes an $8.9 million write-off of debt issue costs and a $3.6 million net gain on the sale of assets.

Six Months Ended March 31, 2005 Compared to Six Months Ended March 31, 2004

     Net revenue - Net revenue for the six months ended March 31, 2005 was $760.2 million, an increase of $86.6 million, or 12.9%, from $673.6 million for same period in fiscal 2004. The increase in net revenue was due to a combination of an increase of $50.9 million in net revenue from hospital operations, which we refer to as our acute care service segment in our financial statements, and an increase of $35.7 million in net revenue from Health Choice.

     Before eliminations, net revenue from our hospital operations for the six months ended March 31, 2005 was $591.0 million, up $50.1 million, or 9.3%, from $540.9 million for the same period in fiscal 2004. For the six months ended March 31, 2005 and 2004, approximately $4.5 million and $5.3 million, respectively, of net revenue received from Health Choice by hospitals and other healthcare entities owned by us was eliminated in consolidation. On a same facility basis, which excludes the results of North Vista, net revenue from our hospital operations increased $17.1 million, or 3.3%, which was primarily driven by a 5.3% increase in net patient revenue per adjusted admission, offset by a 1.8% decrease in adjusted admissions. Net patient revenue per adjusted admission on a consolidated basis increased 7.5% for the six months ended March 31, 2005, compared to the same period in fiscal 2004, due primarily to increases in managed care and Medicare rates.

     Net revenue from Health Choice was $173.7 million for the six months ended March 31, 2005, an increase of $35.7 million, or 25.9%, from $138.0 million for the same period in fiscal 2004. Covered lives under this prepaid Medicaid plan have increased 19,000 to approximately 112,000 at March 31, 2005 from 93,000 at March 31, 2004. The increase in covered lives has positively impacted Health Choice’s net revenue for the six months ended March 31, 2005 compared to the same period in fiscal 2004. The growth in covered lives is due primarily to an increase in the Medicaid-eligible population and an increase in our marketshare in the counties where we operate. We expect the rate of growth in enrollment to moderate over the remainder of fiscal 2005.

     Salaries and benefits - Salaries and benefits expense from our hospital operations for the six months ended March 31, 2005 was $213.7 million, or 36.2% of acute care revenue, compared to $205.4 million, or 38.0%, for the six months ended March 31, 2004. On a same facility basis, which excludes North Vista, salaries and benefits expense was 36.2% of acute care revenue for the six months ended March 31, 2005, compared to 38.0%, for the six months ended March 31, 2004. The 1.8% decrease as a percentage of acute care revenue on a same facility basis resulted from the leveraging of growth in net revenue achieved through rate increases during the current period, declining volumes in certain markets requiring less labor utilization and a decrease in benefits expense. Benefits expense from our same facility hospital operations decreased 1.0% as a percentage of acute care revenue, for the six months ended March 31, 2005 compared to the same period in fiscal 2004 due primarily to changes to our employee healthcare benefit program implemented effective January 1, 2004. Additionally, contract labor, a component of salaries and benefits expense, decreased 0.3% as a percentage of acute care revenue, for the six months ended March 31, 2005 compared to the prior year period as a result of decreases in patient volume and our operational focus on managing the utilization of contract nursing services. Nevertheless, we continue to experience a high level of contract labor utilization in our Arizona market as a result of a shortage of nurses.

     Supplies - Supplies expense from our hospital operations for the six months ended March 31, 2005 was $94.6 million, or 16.0% of acute care revenue, compared to $86.5 million, or 16.0%, for the six months ended March 31, 2004. On a same facility basis, supplies expense was 16.1% of acute care revenue for the six months ended March 31, 2005, compared to 15.9%, for the six months ended March 31, 2004. We continue to experience significant increases well ahead of the rate of inflation in the costs of medical devices and implants.

     Medical claims - Medical claims expense before eliminations for Health Choice increased $32.3 million to $153.3 million for the six months ended March 31, 2005 compared to $121.0 million for the six months ended March 31, 2004. Medical claims expense as a percentage of premium revenue was 88.2% for the six months ended March 31, 2005 and 87.6% for the same period in the prior year. The increase in medical claims expense was the result of an increase in enrollment from 92,598 members at March 31, 2004 to 112,510 members at March 31, 2005. The 0.6% increase as a percentage of premium revenue resulted primarily from higher inpatient and pharmacy costs, coupled with higher utilization for physician specialty services. For the six months ended March 31, 2005 and 2004, approximately $4.5 million and $5.3 million, respectively, of medical claims paid to our hospitals was eliminated in consolidation. Medical claims expense represents the amounts paid by Health Choice for healthcare services provided to its members.

     Other operating expenses - Other operating expenses from our hospital operations for the six months ended March 31, 2005 were $101.5 million, or 17.2% of acute care revenue, compared to $93.7 million, or 17.3%, for the six months ended March 31, 2004. On a same facility basis, other operating expenses were 17.6% of acute care revenue for the six months ended March 31, 2004, compared to 17.5%, for the six months ended March 31, 2004. During the six months ended March 31, 2005, we experienced increases in insurance expense offset by decreases in legal expenses as a percentage of acute care revenue on a same facility basis. During the six months ended March 31, 2004, we incurred $2.8 million in legal expenses associated with the Rocky Mountain Medical Center lawsuit, which we settled in June 2004.

     Provision for bad debts - Provision for bad debts for our hospital operations for the six months ended March 31, 2005 was $63.2 million, or 10.7% of acute care revenue, compared to $57.3 million, or 10.6% for the six months ended March 31, 2004. On a same facility basis, the provision for bad debts was $49.6 million, or 9.2% of acute care revenue for the six months ended March 31, 2005, compared to $53.0 million, or 10.1%, for the six months ended March 31, 2004. The 0.9% decrease as a percentage of acute care revenue on a same facility basis was due primarily to a decline in self-pay and uninsured volume through our emergency rooms. Our operating results also benefited from our focus on point-of-service collections (which increased 17% on a same facility basis), along with our focus on process improvements in our emergency rooms and in determining Medicaid eligibility for certain patients.

     Interest, net - The $0.9 million increase in interest expense, net of interest income, from $27.8 million for the six months ended March 31, 2004 to $28.7 million for the same period in 2005 was due to an increase in average debt outstanding offset by a decline in interest rates. Borrowings under both our current and former senior secured credit facilities were subject to interest at variable rates. The weighted average interest rate of outstanding borrowings under our current senior secured credit facilities was approximately 4.5% and was unchanged for the six months ended March 31, 2005 compared to a weighted average interest rate of outstanding borrowings under our former senior secured credit facilities for the six months ended March 31, 2004.

     Depreciation and amortization - The $1.9 million increase in depreciation and amortization expense from $34.0 million for the six months ended March 31, 2004 to $35.9 million for the same period in 2005 was primarily the result of incremental depreciation expense on additions to property and equipment during fiscal 2004. These additions are the result of the implementation of our operating strategy, pursuant to which we have made substantial investments in our existing facilities. Depreciation expense for the six months ended March 31, 2004 included $6.4 million of additional depreciation as a result of accelerating the depreciation on two of our facilities in anticipation of consolidating these hospitals’ operations into a new hospital in Port Arthur, Texas. Beginning October 1, 2004, depreciation expense reflects a change in the value and the estimated useful lives of our property and equipment. This change in estimate is the result of applying the purchase method of accounting to account for the acquisition of IAS.

     Income tax expense - We recorded a provision for income taxes of $16.9 million, resulting in an effective tax rate of 39.7% for the six months ended March 31, 2005 and a provision for income taxes of $985,000, resulting in an effective rate of 4.7% for the six months ended March 31, 2004. As a result of the Transactions, in the application of the purchase method of accounting, we reduce goodwill, not income tax expense, upon the reduction of the deferred tax valuation allowance. For the periods prior to the Transactions, the deferred portion of the provision for income taxes was reduced by the use of deferred tax assets that were previously reserved with a valuation allowance.

     Net earnings - Net earnings increased from $20.1 million for the six months ended March 31, 2004 to $25.8 million for the six months ended March 31, 2005. Net earnings for the six months ended March 31, 2004 includes an $8.9 million write-off of debt issue costs and a $3.8 million net gain on the sale of assets.

Liquidity and Capital Resources

Operating Activities

     Our primary sources of liquidity are cash flow provided by our operations, available cash on hand and our revolving credit facility. At March 31, 2005, we had $143.8 million in net working capital, compared to $107.8 million at September 30, 2004. We generated cash from operating activities of $60.1 million during the six months ended March 31, 2005, compared to $63.2 million during the six months ended March 31, 2004. Net accounts receivable increased $15.5 million from $165.3 million at September 30, 2004 to $180.8 million at March 31, 2005. Excluding third-party settlement receivables, our days of net revenue outstanding at March 31, 2005 were 54 as compared to 50 at September 30, 2004. On a same facility basis, our days of net revenue outstanding excluding third-party settlement receivables were 51 at March 31, 2005 as compared to 49 at September 30, 2004.

Investing Activities

     Investing activities used $76.1 million during the six months ended March 31, 2005. Capital expenditures, including $14.9 million of amounts accrued in accounts payable for the six months ended March 31, 2005, were approximately $90.5 million. Our growth strategy requires significant capital expenditures during the year ended September 30, 2005 and future years. We currently expect our capital expenditures for fiscal 2005 to be approximately $140.0 million to $148.0 million, including a total of approximately $42 million in fiscal 2005 for the construction of The Medical Center of Southeast Texas, our new hospital in Port Arthur, Texas. During the six months ended March 31, 2005, we had capital expenditures for the construction and equipping of the new hospital totaling $31 million. We opened the new facility in Port Arthur on April 16, 2005. Additionally, during fiscal 2005, we plan to spend $45.0 to $55.0 million for growth and new business projects and $30.0 million for replacement or maintenance related projects at our hospitals. Our plan for fiscal 2005 includes $12.4 million of capital expenditures for North Vista, which we acquired on February 1, 2004. Our plan for fiscal 2005 also includes $10.2 million in hardware and software related costs towards our total commitment of approximately $30.0 million in connection with the implementation of our new advanced clinical system. Capital expenditures for this system were $2.0 million for the six months ended March 31, 2005. At March 31, 2005, we had construction and other various projects in progress with an estimated cost to complete and equip over the next three years of approximately $65.2 million.

     In November 2004, we paid $8.5 million in cash for the purchase of a 47-acre parcel of undeveloped land in the East Valley of our Phoenix, Arizona market. We are currently planning for the construction of a new hospital, to be named Mountain Vista Medical Center, on this property, which is projected to cost $150.0 to $165.0 million. For the remainder of fiscal 2005, we plan to spend $5.0 million to $10.0 million for planning, architectural design and other costs associated with this project. We currently plan to open the new hospital during fiscal 2007.

     We plan to finance our proposed capital expenditures with available revolver borrowings under our senior secured credit facilities, as well as with cash generated from operations, cash on hand and other capital sources that may become available.

Financing Activities

     Financing activities used $7.7 million during the six months ended March 31, 2005. During the six months ended March 31, 2005, we paid $3.5 million to retire our remaining 13% notes that were outstanding. In addition, we repaid $2.1 million pursuant to the terms of our new senior secured credit facilities and repaid $1.4 million in capital leases and other obligations.

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

     The Tranche B term loan bears interest at a rate equal to LIBOR plus 2.25% per annum or, at our option, the base rate plus 1.25% per annum. Loans under the Revolving Facility bear interest at a rate equal to LIBOR plus 2.25% per annum or at our option, the base rate plus 1.25% per annum, and may increase or decrease by 0.25% based on our total leverage ratio. A commitment fee equal to 0.50% per annum times the daily average undrawn portion of the Revolving Facility accrues and is payable quarterly in arrears.

     The amended and restated senior credit agreement provides for capital expenditure limitations and requires that we comply with various other financial ratios and tests and contains covenants limiting our ability to, among other things, incur additional indebtedness; sell or dispose of assets; make investments, loans or advances; pay certain restricted payments and dividends; or amend the terms of the 8 3/4% notes. Under the amended and restated senior credit agreement, we may acquire hospitals and other related businesses upon satisfaction of certain requirements, including demonstrating pro forma compliance with a maximum senior leverage ratio of 3.5 to 1, along with the maximum total leverage and minimum interest coverage ratios discussed below. Financial related covenants under the amended and restated senior credit agreement, applicable to us as of March 31, 2005, include the following ratios:

March 31,
2005
Actual Total Leverage Ratio	4.10
Maximum Total Leverage Ratio	6.25

Actual Interest Coverage Ratio	3.62
Minimum Interest Coverage Ratio	2.00

     Consolidated EBITDA is defined by the senior secured credit facilities as earnings (loss) before interest expense, income taxes, depreciation and amortization, loss on early extinguishment of debt, management fees, write-off of debt issue costs, gain (loss) on sale of assets and minority interests. Consolidated EBITDA is used as a basis for the ratios above. Failure to comply with these ratios would constitute an event of default under the new senior secured credit facilities, thereby accelerating all amounts outstanding under the Term Facility and Revolving Facility, including all accrued interest thereon, as due and payable upon demand by the lenders. In addition, the occurrence of an event of default under the new senior secured credit facilities would constitute an event of default under the indenture governing the 8 3/4% notes. Such an event would have a material adverse effect on our liquidity and financial condition.

     At March 31, 2005, $421.8 million was outstanding under the Term Facility, no amounts were outstanding under the Revolving Facility and we had $38.3 million outstanding in letters of credit. During the next twelve months, we are required to repay $4.3 million in principal under our new senior secured credit facilities and $2.9 million under capital leases and other obligations.

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

     As of March 31, 2005, we provided a performance guaranty in the form of a letter of credit in the amount of $20.6 million for the benefit of the Arizona Health Care Cost Containment System to support our obligations under the Health Choice contract to provide and pay for healthcare services. Additionally, Health Choice maintains a cash balance of $5.0 million and an intercompany demand note with us. The amount of the performance guaranty is based in part upon the membership in the plan and the related capitation revenue paid to us.

     Based upon our current level of operations and anticipated growth, we believe we have sufficient liquidity to meet our cash requirements over the short term (next 12 months) and over the next three years. In evaluating the sufficiency of our liquidity for both the short term and long term, we considered the expected cash flow to be generated by our operations, cash on hand and the available borrowings under our senior secured credit facilities compared to our anticipated cash requirements for debt service, working capital, capital expenditures and the payment of taxes, as well as funding requirements for long-term liabilities. As a result of this evaluation, we believe that we will have sufficient liquidity for the next three years to fund our contractual obligations, cash required for the payment of taxes and the capital expenditures required to maintain our facilities during this period of time. We are unable at this time to extend our evaluation of the sufficiency of our liquidity beyond three years. We cannot assure you, however, that our operating performance will generate sufficient cash flow from operations or that future borrowings will be available under our new senior secured credit facilities, or otherwise, to enable us to grow our business, service our indebtedness, including the senior secured credit facilities and the 8 3/4% notes, or make anticipated capital expenditures.

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

Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), which is a revision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS 123. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Under SFAS No. 123(R) we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include prospective and retroactive adoption methods. We expect to adopt SFAS 123(R) on October 1, 2006. We are evaluating the requirements of SFAS No. 123(R), as well as related guidance recently issued by the SEC. We have not yet determined the method of adoption or the effect of adopting the new standard.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. We have in place $675.0 million of senior secured credit facilities bearing interest at variable rates at specified margins above either the agent bank’s alternate base rate or its LIBOR rate. The senior secured credit facilities consist of the Term Facility, which is a $425.0 million, seven-year Tranche B term loan, and the Revolving Facility, which is a $250.0 million, six-year revolving credit facility. Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates on our consolidated financial position, results of operations or cash flow would not be material. As of March 31, 2005, we had variable rate debt of approximately $424.0 million. Holding other variables constant, including levels of indebtedness, a 0.125% increase in interest rates would have had an estimated impact on pre-tax earnings and cash flows for the next twelve month period of $531,000. We have not taken any action to cover interest rate risk and are not a party to any interest rate market risk management activities.

     The Term Facility bears interest at a rate equal to LIBOR plus 2.25% per annum or, at our option, the base rate plus 1.25% per annum, and will mature in 2011. The loans under the Revolving Facility bear interest at a rate equal to the LIBOR rate, plus a margin of 2.00% to 2.50% or, at our option, the base rate, plus a margin of 1.00% to 1.50%, such rate in each case depending on our total leverage ratio. The Revolving Facility matures in 2010. No amounts were outstanding under the Revolving Facility as of March 31, 2005.

     At March 31, 2005, the fair market value of the outstanding 8 3/4% notes was $494.0 million, based upon quoted market prices as of that date.

Item 4. Controls and Procedures

     Evaluations of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2005. Based on this evaluation, the principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports.

     Changes in Internal Control Over Financial Reporting

     During the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 6. Exhibits

(a)	List of Exhibits:

10.1	Director Compensation and Restricted Share Award Agreement, dated as of February 14, 2005, between IASIS Healthcare Corporation and Kirk Gorman (1)

10.2	First Amendment to IASIS Healthcare Corporation 2004 Stock Option Plan (2)

10.3	Director Compensation and Restricted Share Award Agreement, dated as of April 14, 2005, between IASIS Healthcare Corporation and Sharad Mansukani (3)

31.1	Certification of Principal Executive Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 18, 2005.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 22, 2005.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 20, 2005.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IASIS HEALTHCARE LLC

Date: May 9, 2005	By:	/s/ W. Carl Whitmer

W. Carl Whitmer, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Director Compensation and Restricted Share Award Agreement, dated as of February 14, 2005, between IASIS Healthcare Corporation and Kirk Gorman (1)

10.2	First Amendment to IASIS Healthcare Corporation 2004 Stock Option Plan (2)

10.3	Director Compensation and Restricted Share Award Agreement, dated as of April 14, 2005, between IASIS Healthcare Corporation and Sharad Mansukani (3)

31.1	Certification of Principal Executive Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 18, 2005.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 22, 2005.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 20, 2005.