Form 10-Q
period 2005-06-30
IASIS Healthcare LLC
filed 2005-08-12
CIK 1294632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
COMMISSION FILE NUMBER: 333-117362
IASIS HEALTHCARE LLC
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	20-1150104 (I.R.S. Employer Identification No.)

DOVER CENTRE 117 SEABOARD LANE, BUILDING E FRANKLIN, TENNESSEE (Address of Principal Executive Offices)	37067 (Zip Code)
(615) 844-2747
(Registrant’s Telephone Number, Including Area Code)
Not Applicable
(Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of August 12, 2005, 100% of the registrant’s common interests outstanding (all of which are privately owned and are not traded on any public market) were owned by IASIS Healthcare Corporation, its sole member.

PART I. FINANCIAL INFORMATION	1

Item 1. Financial Statements	1
Condensed Consolidated Balance Sheets — June 30, 2005 (Unaudited) and September 30, 2004	1
Condensed Consolidated Statements of Operations (Unaudited) — Three Months Ended June 30, 2005; June 23, 2004 through June 30, 2004 and April 1, 2004 through June 22, 2004 (Predecessor)	2
Condensed Consolidated Statement of Operations (Unaudited) — Nine Months Ended June 30, 2005; June 23, 2004 through June 30, 2004 and October 1, 2003 through June 22, 2004 (Predecessor)	3
Condensed Consolidated Statements of Cash Flows (Unaudited) — Nine Months Ended June 30, 2005; June 23, 2004 through June 30, 2004 and October 1, 2003 through June 22, 2004 (Predecessor)	4
Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3. Quantitative and Qualitative Disclosures About Market Risk	45

Item 4. Controls and Procedures	45

PART II. OTHER INFORMATION	45

Item 1. Legal Proceedings	45

Item 4. Submission of Maters to a Vote of Security Holders	45

Item 6. Exhibits	46
EX-31.1 Section 302 Certification of the CEO
EX-31.2 Section 302 Certification of the CFO
EX-32.1 Section 906 Certifications of the CEO and CFO
 i

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
IASIS HEALTHCARE LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)	September 30,
	June 30, 2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$67,956	$98,805
Accounts receivable, net of allowance for doubtful accounts of $93,597 and $94,139, respectively	182,055	165,280
Inventories	28,835	26,253
Deferred income taxes	32,475	—
Prepaid expenses and other current assets	27,290	21,297

Total current assets	338,611	311,635

Property and equipment, net	627,546	532,459
Goodwill	752,257	252,204
Other intangible assets, net	42,750	—
Unallocated purchase price	—	585,013
Other assets, net	37,265	42,850

Total assets	$1,798,429	$1,724,161

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$55,064	$61,295
Salaries and benefits payable	29,138	36,463
Accrued interest payable	7,760	13,821
Medical claims payable	57,721	55,421
Other accrued expenses and other current liabilities	27,853	26,142
Current portion of long-term debt and capital lease obligations	7,653	10,728

Total current liabilities	185,189	203,870

Long-term debt and capital lease obligations	898,607	902,026
Deferred income taxes	46,050	—
Other long-term liabilities	39,221	31,596
Minority interest	16,784	12,964

Equity:
Member’s equity	612,578	573,705

Total liabilities and equity	$1,798,429	$1,724,161

See accompanying notes.

IASIS HEALTHCARE LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands)

			Predecessor
	Three Months	June 23, 2004	April 1, 2004
	Ended	through	through
	June 30, 2005	June 30, 2004	June 22, 2004
Net revenue:
Acute care revenue	$299,891	$24,879	$259,283
Premium revenue	90,088	6,847	64,258

Total net revenue	389,979	31,726	323,541

Costs and expenses:
Salaries and benefits	113,452	9.638	98,978
Supplies	46,208	4,259	43,085
Medical claims	77,409	5,865	52,687
Rents and leases	8,385	722	7,592
Other operating expenses	55,315	4,597	46,921
Provision for bad debts	33,792	2,531	30,198
Interest expense, net	15,664	1,120	11,903
Depreciation and amortization	20,590	1,677	16,511
Management fees	963	—	—
Loss on early extinguishment of debt	—	—	51,852
Merger expenses	—	—	19,750

Total costs and expenses	371,778	30,409	379,477

Earnings (loss) before gain (loss) on sale of assets, minority interests and income taxes	18,201	1,317	(55,936)
Gain (loss) on sale of assets, net	2	(8)	(22)
Minority interests	(779)	(122)	(1,074)

Earnings (loss) before income taxes	17,424	1,187	(57,032)
Income tax expense	6,958	29	167

Net earnings (loss)	$10,466	$1,158	$(57,199)

See accompanying notes

IASIS HEALTHCARE LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands)

			Predecessor
	Nine Months	June 23, 2004	October 1, 2003
	Ended	through	through
	June 30, 2005	June 30, 2004	June 22, 2004
Net revenue:
Acute care revenue	$886,384	$24,879	$794,887
Premium revenue	263,827	6,847	202,273

Total net revenue	1,150,211	31,726	997,160

Costs and expenses:
Salaries and benefits	332,685	9,638	308,881
Supplies	140,863	4,259	129,665
Medical claims	226,177	5,865	168,338
Rents and leases	24,236	722	23,158
Other operating expenses	162,556	4,597	145,648
Provision for bad debts	96,762	2,531	87,466
Interest expense, net	44,341	1,120	39,673
Depreciation and amortization	56,473	1,677	50,490
Management fees	2,884	—	—
Loss on early extinguishment of debt	—	—	51,852
Merger expenses	—	—	19,750
Write-off of debt issue costs	—	—	8,850

Total costs and expenses	1,086,977	30,409	1,033,771

Earnings (loss) before gain (loss) on sale of assets, minority interests and income taxes	63,234	1,317	(36,611)
Gain (loss) on sale of assets, net	(80)	(8)	3,731
Minority interests	(3,052)	(122)	(3,098)

Earnings (loss) before income taxes	60,102	1,187	(35,978)
Income tax expense	23,879	29	1,152

Net earnings (loss)	$36,223	$1,158	$(37,130)

See accompanying notes

IASIS HEALTHCARE LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

			Predecessor
	Nine Months	June 23, 2004	October 1, 2003
	Ended June 30,	through	through
	2005	June 30, 2004	June 22, 2004
Cash flows from operating activities:
Net earnings (loss)	$36,223	$1,158	$(37,130)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	56,473	1,677	50,490
Minority interests	3,052	122	3,098
Deferred income taxes	22,742	—	—
Loss (gain) on sale of assets	80	8	(3,731)
Write-off of debt issue costs	—	—	8,850
Loss on early extinguishment of debt	—	—	14,993
Changes in operating assets and liabilities:
Accounts receivable	(16,776)	2,284	(8,542)
Establishment of accounts receivable of recent acquisition	—	—	(11,325)
Inventories, prepaid expenses and other current assets	(8,575)	724	(5,656)
Accounts payable and other accrued liabilities	(4,449)	(5,756)	6,991

Net cash provided by operating activities	88,770	217	18,038

Cash flows from investing activities:
Purchase of property and equipment	(113,541)	(2,947)	(82,265)
Cash paid for acquisition	(617)	—	(23,032)
Proceeds from sale of assets	—	—	14,928
Change in other assets	977	56	(1,650)

Net cash used in investing activities	(113,181)	(2,891)	(92,019)

Cash flows from financing activities:
Payment of debt and capital leases	(8,993)	(66)	(651,371)
Debt financing costs incurred	(487)	—	(31,469)
Distribution of minority interests	(3,129)	—	(2,510)
Proceeds received from hospital syndications	3,897	—	1,784
Proceeds from debt borrowings	2,274	—	900,000
Proceeds from issuance of common stock, net	—	—	529,000
Cash paid to security holders	—	—	(677,780)
Payment of merger costs incurred by members of IASIS Investment LLC	—	—	(10,800)

Net cash provided by (used in) financing activities	(6,438)	(66)	56,854

Decrease in cash and cash equivalents	(30,849)	(2,740)	(17,127)
Cash and cash equivalents at beginning of period	98,805	83,943	101,070

Cash and cash equivalents at end of period	$67,956	$81,203	$83,943

Supplemental disclosure of cash flow information:
Cash paid for interest	$54,671	$377	$62,069

Cash paid for income taxes, net	$2,420	$—	$(105)

Supplemental schedule of noncash investing activities:
Capital lease obligations incurred to acquire equipment	$—	$—	$1,542

Property and equipment in accounts payable	$6,027	$13,619	$13,165

Stock consideration received	$—	$—	$40,000

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
     The accompanying unaudited condensed consolidated financial statements for the periods prior to June 23, 2004, reflect the results of operations and cash flows of the Predecessor. The unaudited condensed consolidated financial statements as of and for the three and nine months ended June 30, 2005 and the period from June 23, 2004 through June 30, 2004 reflect the financial position, results of operations and cash flows of IASIS LLC.
     The Merger was accounted for as a purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. Because of this accounting treatment the consolidated financial statements of IASIS LLC reflect a step-up in basis of related net assets upon the allocation of the purchase price.
     IASIS LLC owns and operates medium-sized acute care hospitals in high-growth urban and suburban markets. At June 30, 2005, the Company owned or leased 14 acute care hospitals and one behavioral health hospital, with a total of 2,225 beds in service, located in five regions:
•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	Tampa-St. Petersburg, Florida;

•	Las Vegas, Nevada; and

•	three cities in Texas, including San Antonio.
     On April 16, 2005, the Company opened a new hospital, The Medical Center of Southeast Texas, in Port Arthur, Texas. Substantially all of the operations of Mid-Jefferson Hospital in Nederland, Texas, and Park Place Medical Center in Port Arthur, Texas, moved to the new hospital. As a result, the Company currently operates 14 acute care hospitals. The Company also owns and operates a Medicaid managed health plan in Phoenix called Health Choice Arizona, Inc. (“Health Choice” or the “Plan”), serving over 112,000 members at June 30, 2005. In addition, the Company has an ownership interest in three ambulatory surgery centers.
     The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet of the Company at September 30, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

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
     The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company include the IASIS LLC corporate office costs, which were $10.7 million, $8.8 million and $0.8 million for the three months ended June 30, 2005, for the period April 1, 2004 through June 22, 2004 and for the period June 23, 2004 through June 30, 2004, respectively. These costs were $31.4 million, $25.2 million and $0.8 million for the nine months ended June 30, 2005, for the period October 1, 2003 through June 22, 2004 and for the period June 23, 2004 through June 30, 2004, respectively.
2. Recently Issued Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Under SFAS 123(R) the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include prospective and retroactive adoption methods. The Company expects to adopt SFAS 123(R) on October 1, 2006. The Company is evaluating the requirements of SFAS 123(R), as well as related guidance recently issued by the Securities and Exchange Commission. Management of the Company has not yet determined the method of adoption or the effect of adopting the new standard.
3. Long-Term Debt and Capital Lease Obligations
     Long-term debt and capital lease obligations consist of the following (in thousands):

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

	June 30,	September 30,
	2005	2004
Senior secured credit facilities	$420,750	$423,938
Senior subordinated notes	475,000	478,500
Capital lease obligations and other	10,510	10,316

	906,260	912,754
Less current maturities	7,653	10,728

	$898,607	$902,026

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
     At June 30, 2005, $420.8 million was outstanding under the Term Facility and no amounts were outstanding under the Revolving Facility. The Term Facility includes a $75.0 million sublimit for letters of credit that may be issued. At June 30, 2005, the Company had $38.3 million in letters of credit outstanding. The Company pays a commitment fee equal to 0.5% of the average daily amount available under the Revolving Facility. The weighted average interest rate of

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
outstanding borrowings under the Term Facility was approximately 5.4% and 4.8% for the three and nine months ended June 30, 2005, respectively.
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
     The 8 3/4% notes are general unsecured senior subordinated obligations and are subordinated in right of payment to all existing and future senior debt of the Company. The Company’s existing domestic subsidiaries, other than certain non-guarantor subsidiaries which include Health Choice and the Company’s non-wholly owned subsidiaries, are guarantors of the 8 3/4% notes. The 8 3/4% notes are effectively subordinated to all of the Issuers’ and the guarantors’ secured debt to the extent of the value of the assets securing the debt and are structurally subordinated to all liabilities and commitments (including trade payables and lease obligations) of the Company’s subsidiaries that are not guarantors of the 8 3/4% notes.
4. Acquisition of IASIS Healthcare Corporation
     As previously discussed in Note 1, an investor group led by Texas Pacific Group acquired IAS through the Merger on June 22, 2004. The Merger has been accounted for as a purchase in accordance with SFAS No. 141, Business Combinations. During the nine months ended June 30, 2005, the Company completed the allocation of the Merger purchase price, resulting in the recognition of $512.0 million of additional goodwill and $45.0 million of other intangible assets. The purchase price allocation is based on estimates of the fair value of the assets acquired and liabilities assumed as determined by an independent appraiser. The purchase price for IAS, including direct transaction costs, was $1.5 billion and has been allocated as reflected in the table below. Goodwill resulting from the purchase price allocation did not result in additional deductible goodwill for tax purposes.

     The following table summarizes the purchase price allocation to reflect the fair values of the net assets acquired and liabilities assumed at the date of acquisition.
IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

(in millions)
Current assets, net	$123
Property and equipment	547
Non-current assets, net	6
Goodwill	764
Other intangible assets	45

Total assets acquired	$1,485

     The $45.0 million of acquired intangible assets consists solely of Health Choice’s contract with the Arizona Health Care Cost Containment System. The contract intangible is being amortized over a period of 15 years which approximates the contract’s estimated useful life, including assumed renewal periods. Amortization of the contract intangible for the three and nine months ended June 30, 2005 was $750,000 and $2.3 million, respectively. Accumulated amortization at June 30, 2005 equaled $2.3 million.
     Goodwill as of June 30, 2005 was $752.3 million net of a $12.4 million cumulative reduction to goodwill resulting from changes in deferred taxes subsequent to the Merger. In the application of the purchase method of accounting, goodwill is reduced upon the reduction of the Company’s deferred tax valuation allowance.
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
     If the Company had measured compensation cost for the stock options granted under the fair value based method prescribed by SFAS 123, net earnings would have been changed to the pro forma amounts set forth below (in thousands):

			Predecessor
	Three Months	June 23, 2004	April 1, 2004
	Ended	through	through
	June 30, 2005	June 30, 2004	June 22, 2004
Net earnings (loss) as reported	$10,466	$1,158	$(57,199)
Deduct: Total stock based employee compensation determined under fair value based method for all awards, net of related tax effects	(364)	(17)	(343)

Pro forma net earnings (loss)	$10,102	$1,141	$(57,542)

			Predecessor
	Nine Months	June 23, 2004	October 1, 2003
	Ended	through	through
	June 30, 2005	June 30, 2004	June 22, 2004
Net earnings (loss) as reported	$36,223	$1,158	$(37,130)
Deduct: Total stock based employee compensation determined under fair value based method for all awards, net of related tax effects	(847)	(17)	(1,097)

Pro forma net earnings (loss)	$35,376	$1,141	$(38,227)

     The effect of applying SFAS 123 for providing pro forma disclosure may not to be representative of the effect on reported net earnings for future years.

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
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
Professional, General and Workers Compensation Liability Risks
     The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment and personal injuries. To cover these types of claims, the Company maintains general liability and professional liability insurance in excess of self-insured retentions through a commercial insurance carrier in amounts that the Company believes to be sufficient for its operations. However, some claims may exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may potentially not be covered by insurance. The Company is currently not a party to any such proceedings that, in the Company’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company expenses an estimate of the costs it expects to incur under the self-insured retention exposure for general and professional liability claims using historical claims data, demographic factors, severity factors, current incident logs and other actuarial analysis. As of June 30, 2005 and September 30, 2004, the Company’s professional and general liability accrual for asserted and unasserted claims was approximately $35.4 million and $28.8 million, respectively, which is included within other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets.
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
Health Choice
     Health Choice has entered into a capitated contract whereby the Plan provides healthcare services in exchange for fixed periodic and supplemental payments from the Arizona Health Care Cost Containment System (“AHCCCS”). These services are provided regardless of the actual costs incurred to provide these services. The Company receives reinsurance and other supplemental payments from AHCCCS to cover certain costs of healthcare services that exceed certain thresholds. The Company believes the capitated payments, together with reinsurance and other supplemental payments are sufficient to pay for the services Health Choice is obligated to deliver. As of June 30, 2005, the Company provided a performance guaranty in the form of a letter of credit in the amount of $20.6 million for the benefit of AHCCCS to support its obligations under the Health Choice contract to provide and pay for the healthcare services. Additionally, Health Choice maintains a cash balance of $5.0 million and an intercompany demand note with the Company of $15.0 million. The amount of the performance guaranty is generally based in part upon the membership in the Plan and the related capitation revenue paid to Health Choice.
Capital Expenditure Commitments
     During the three months ended June 30, 2005, the Company completed construction of The Medical Center of Southeast Texas, its new hospital in Port Arthur, Texas, which opened April 16, 2005. In addition, the Company is expanding and renovating some of its existing facilities to permit and attract additional patient volume and provide a greater variety of services. The Company had incurred approximately $24.4 million in uncompleted projects as of June 30, 2005, which is included in property and equipment in the accompanying unaudited condensed consolidated balance sheet at that date. At June 30, 2005, the Company had various construction and other projects in progress with an estimated additional cost to complete and equip of approximately $218.1 million.
     Mountain Vista Medical Center, LP (“Mountain Vista”), a subsidiary of the Company, was formed in October 2004 to construct, manage and operate a new hospital to be located in the East Valley area of Mesa, Arizona. In

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
November 2004, the Company paid $8.5 million in cash for the purchase of a 47-acre parcel of undeveloped land in the East Valley of our Phoenix, Arizona market. The Company is currently planning for the construction of a new hospital, to be named Mountain Vista Medical Center, on this property, which is projected to cost $160.0 to $170.0 million. In April 2005, Mountain Vista sold limited partnership units to third party investors, including physicians, for net proceeds of approximately $3.9 million. The net proceeds from this transaction will be used to fund a portion of the cost to construct and equip the new hospital. The Company currently plans to open the new hospital during fiscal 2007.
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

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

	For the Three Months Ended June 30, 2005
	Acute Care	Health Choice	Eliminations	Consolidated
Net acute care revenue	$299,891	$—	$—	$299,891
Premium revenue	—	90,088	—	90,088
Revenue between segments	2,100	—	(2,100)	—

Net revenue	301,991	90,088	(2,100)	389,979

Salaries and benefits	110,612	2,840	—	113,452
Supplies	46,160	48	—	46,208
Medical claims	—	79,509	(2,100)	77,409
Rents and leases	8,167	218	—	8,385
Other operating expenses	52,567	2,748	—	55,315
Provision for bad debts	33,792	—	—	33,792

Adjusted EBITDA(1)	50,693	4,725	—	55,418

Interest expense, net	15,664	—	—	15,664
Depreciation and amortization	19,792	798	—	20,590
Management fees	963	—	—	963

Earnings before gain on sale of assets, minority interests and income taxes	$14,274	$3,927	$—	$18,201
Gain on sale of assets, net	2	—	—	2
Minority interests	(779)	—	—	(779)

Earnings before income taxes	$13,497	$3,927	$—	$17,424

Segment assets	$1,708,573	$89,856		$1,798,429

	For the Period June 23, 2004 through June 30, 2004
	Acute Care	Health Choice	Eliminations	Consolidated
Net acute care revenue	$24,879	$—	$—	$24,879
Premium revenue	—	6,847	—	6,847
Revenue between segments	124	—	(124)	—

Net revenue	25,003	6,847	(124)	31,726

Salaries and benefits	9,400	238	—	9,638
Supplies	4,253	6	—	4,259
Medical claims	—	5,989	(124)	5,865
Rents and leases	706	16	—	722
Other operating expenses	4,391	206	—	4,597
Provision for bad debts	2,531	—	—	2,531

Adjusted EBITDA(1)	3,722	392	—	4,114

Interest expense, net	1,120	—	—	1,120
Depreciation and amortization	1,673	4	—	1,677

Earnings before loss on sale of assets, minority interests and income taxes	$929	$388	$—	$1,317
Loss on sale of assets, net	(8)	—	—	(8)
Minority interests	(122)	—	—	(122)

Earnings before income taxes	$799	$388	$—	$1,187

Segment assets	$1,685,399	$10,467		$1,695,866

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

Predecessor	For the Period April 1, 2004 through June 22, 2004
	Acute Care	Health Choice	Eliminations	Consolidated
Net acute care revenue	$259,283	$—	$—	$259,283
Premium revenue	—	64,258	—	64,258
Revenue between segments	2,717	—	(2,717)	—

Net revenue	262,000	64,258	(2,717)	323,541

Salaries and benefits	96,706	2,272	—	98,978
Supplies	43,029	56	—	43,085
Medical claims	—	55,404	(2,717)	52,687
Rents and leases	7,430	162	—	7,592
Other operating expenses	44,765	2,156	—	46,921
Provision for bad debts	30,198	—	—	30,198

Adjusted EBITDA(1)	39,872	4,208	—	44,080

Interest expense, net	11,903	—	—	11,903
Depreciation and amortization	16,467	44	—	16,511
Loss on early extinguishment of debt	51,852	—	—	51,852
Merger expenses	19,750	—	—	19,750

Earnings (loss) before loss on sale of assets, minority interests and income taxes	$(60,100)	$4,164	$—	$(55,936)
Loss on sale of assets, net	(22)	—	—	(22)
Minority interests	(1,074)	—	—	(1,074)

Earnings (loss) before income taxes	$(61,196)	$4,164	$—	$(57,032)

(1)	Adjusted EBITDA represents net earnings (loss) before interest expense, income tax expense, depreciation and amortization, loss on early extinguishment of debt, merger expenses, management fees, gain (loss) on sale of assets, and minority interests. Management fees represent monitoring and advisory fees paid to TPG, the Company’s majority financial sponsor, and certain other members of IASIS Investment. Merger expenses include legal and advisory expenses and special bonus compensation of the Predecessor incurred in connection with the acquisition of IASIS by TPG. Management routinely calculates and communicates adjusted EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within the healthcare industry to evaluate hospital performance, allocate resources and measure leverage capacity and debt service ability. In addition, the Company uses adjusted EBITDA as a measure of performance for its business segments and for incentive compensation purposes. Adjusted EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles (GAAP), and the items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net earnings, cash flows generated by operating, investing, or financing activities or other financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance or liquidity. Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

	For the Nine Months Ended June 30, 2005
	Acute Care	Health Choice	Eliminations	Consolidated
Net acute care revenue	$886,384	$—	$—	$886,384
Premium revenue	—	263,827	—	263,827
Revenue between segments	6,597	—	(6,597)	—

Net revenue	892,981	263,827	(6,597)	1,150,211

Salaries and benefits	324,328	8,357	—	332,685
Supplies	140,718	145	—	140,863
Medical claims	—	232,774	(6,597)	226,177
Rents and leases	23,584	652	—	24,236
Other operating expenses	154,277	8,279	—	162,556
Provision for bad debts	96,762	—	—	96,762

Adjusted EBITDA(1)	153,312	13,620	—	166,932

Interest expense, net	44,341	—	—	44,341
Depreciation and amortization	54,074	2,399	—	56,473
Management fees	2,884	—	—	2,884

Earnings before loss on sale of assets, minority interests and income taxes	$52,013	$11,221	$—	$63,234
Loss on sale of assets, net	(80)	—	—	(80)
Minority interests	(3,052)	—	—	(3,052)

Earnings before income taxes	$48,881	$11,221	$—	$60,102

Segment assets	$1,708,573	$89,856		$1,798,429

Capital expenditures	$112,930	$611		$113,541

	For Period June 23, 2004 through June 30, 2004
	Acute Care	Health Choice	Eliminations	Consolidated
Net acute care revenue	$24,879	$—	$—	$24,879
Premium revenue	—	6,847	—	6,847
Revenue between segments	124	—	(124)	—

Net revenue	25,003	6,847	(124)	31,726

Salaries and benefits	9,400	238	—	9,638
Supplies	4,253	6	—	4,259
Medical claims	—	5,989	(124)	5,865
Rents and leases	706	16	—	722
Other operating expenses	4,391	206	—	4,597
Provision for bad debts	2,531	—	—	2,531

Adjusted EBITDA(1)	3,722	392		4,114

Interest expense, net	1,120	—	—	1,120
Depreciation and amortization	1,673	4	—	1,677

Earnings before loss on sale of assets, minority interests and income taxes	$929	$388	$—	1,317
Loss on sale of assets, net	(8)	—	—	(8)
Minority interests	(122)	—	—	(122)

Earnings before income taxes	$799	$388	$—	$1,187

Segment assets	$1,685,399	$10,467		$1,695,866

Capital expenditures	$2,943	$4		$2,947

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

Predecessor	For the Period October 1, 2003 through June 22, 2004
	Acute Care	Health Choice	Eliminations	Consolidated
Net acute care revenue	$794,887	$—	$—	$794,887
Premium revenue	—	202,273	—	202,273
Revenue between segments	8,031	—	(8,031)	—

Net revenue	802,918	202,273	(8,031)	997,160

Salaries and benefits	302,095	6,786	—	308,881
Supplies	129,518	147	—	129,665
Medical claims	—	176,369	(8,031)	168,338
Rents and leases	22,694	464	—	23,158
Other operating expenses	138,534	7,114	—	145,648
Provision for bad debts	87,466	—	—	87,466

Adjusted EBITDA(1)	122,611	11,393	—	134,004

Interest expense, net	39,673	—	—	39,673
Depreciation and amortization	50,360	130	—	50,490
Loss on early extinguishment of debt	51,852	—	—	51,852
Merger expenses	19,750	—	—	19,750
Write-off of debt issue costs	8,850	—	—	8,850

Earnings (loss) before gain on sale of assets, minority interests and income taxes	$(47,874)	$11,263	$—	$(36,611)
Gain on sale of assets, net	3,731	—	—	3,731
Minority interests	(3,098)	—	—	(3,098)

Earnings (loss) before income taxes	$(47,241)	$11,263	$—	$(35,978)

Capital expenditures	$81,945	$320		$82,265

(1)	Adjusted EBITDA represents net earnings (loss) before interest expense, income tax expense, depreciation and amortization, loss on early extinguishment of debt, merger expenses, write-off of debt issue costs, management fees, gain (loss) on sale of assets, and minority interests. Management fees represent monitoring and advisory fees paid to TPG, the Company’s majority financial sponsor, and certain other members of IASIS Investment. Merger expenses include legal and advisory expenses and special bonus compensation of the Predecessor incurred in connection with the acquisition of IASIS by TPG. Management routinely calculates and communicates adjusted EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within the healthcare industry to evaluate hospital performance, allocate resources and measure leverage capacity and debt service ability. In addition, the Company uses adjusted EBITDA as a measure of performance for its business segments and for incentive compensation purposes. Adjusted EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles (GAAP), and the items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net earnings, cash flows generated by operating, investing, or financing activities or other financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance or liquidity. Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

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
     Summarized condensed consolidating balance sheets at June 30, 2005 and September 30, 2004, condensed consolidating statements of operations for the three months and nine months ended June 30, 2005 and 2004 and condensed consolidating statements of cash flows for the nine months ended June 30, 2005 and 2004 for the Company, segregating the parent company issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, are found below.

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
IASIS Healthcare LLC
Condensed Consolidating Balance Sheet (unaudited)
June 30, 2005
(in thousands)

			Subsidiary
		Subsidiary	Non-		Condensed
	Parent Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$67,206	$750	$—	$67,956
Accounts receivable, net	—	127,970	54,085	—	182,055
Inventories	—	20,499	8,336	—	28,835
Deferred income taxes	32,475	—	—	—	32,475
Prepaid expenses and other current assets	—	12,993	14,297	—	27,290

Total current assets	32,475	228,668	77,468	—	338,611
Property and equipment, net	—	391,634	235,912	—	627,546
Intercompany	—	(85,699)	85,699	—	—
Net investment in and advances to subsidiaries	1,444,236	—	—	(1,444,236)	—
Goodwill	20,249	230,702	501,306	—	752,257
Other intangible assets, net	—	—	42,750	—	42,750
Other assets, net	24,400	9,512	3,353	—	37,265

Total assets	$1,521,360	$774,817	$946,488	$(1,444,236)	$1,798,429

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$37,514	$17,550	$—	$55,064
Salaries and benefits payable	—	22,174	6,964	—	29,138
Accrued interest payable	7,760	(1,012)	1,012	—	7,760
Medical claims payable	—	—	57,721	—	57,721
Other accrued expenses and other current liabilities	—	25,717	2,136	—	27,853
Current portion of long-term debt and capital lease obligations	4,402	2,108	4,372	(3,229)	7,653

Total current liabilities	12,162	86,501	89,755	(3,229)	185,189
Long-term debt and capital lease obligations	891,500	5,422	207,558	(205,873)	898,607
Deferred income taxes	46,050	—	—	—	46,050
Other long-term liabilities	—	39,221	—	—	39,221
Minority interest	—	16,784	—	—	16,784
Member’s equity	571,648	626,889	649,175	(1,235,134)	612,578

Total liabilities and equity	$1,521,360	$774,817	$946,488	$(1,444,236)	$1,798,429

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

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2005 (unaudited)
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue:
Acute care revenue	$—	$211,949	$90,042	$(2,100)	$299,891
Premium revenue	—	—	90,088	—	90,088

Total net revenue	—	211,949	180,130	(2,100)	389,979
Costs and expenses:
Salaries and benefits	—	81,679	31,773	—	113,452
Supplies	—	35,537	10,671	—	46,208
Medical claims	—	—	79,509	(2,100)	77,409
Rents and leases	—	5,964	2,421	—	8,385
Other operating expenses	—	39,713	15,602	—	55,315
Provision for bad debts	—	27,268	6,524	—	33,792
Interest expense, net	15,664	—	5,131	(5,131)	15,664
Depreciation and amortization	1,668	12,818	6,104	—	20,590
Management fees	963	(1,885)	1,885	—	963
Equity in earnings of affiliates	(30,588)	—	—	30,588	—

Total costs and expenses	(12,293)	201,094	159,620	23,357	371,778

Earnings before gain (loss) on sale of assets, minority interests, and income taxes	12,293	10,855	20,510	(25,457)	18,201
Gain (loss) on sale of assets, net	—	(1)	3	—	2
Minority interests	—	(779)	—	—	(779)

Earnings before income taxes	12,293	10,075	20,513	(25,457)	17,424
Income tax expense	6,958	—	—	—	6,958

Net earnings	$5,335	$10,075	$20,513	$(25,457)	$10,466

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
For the Period June 23, 2004 through June 30, 2004 (unaudited)
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue:
Acute care revenue	$—	$17,343	$7,659	$(123)	$24,879
Premium revenue	—	—	6,847	—	6,847

Total net revenue	—	17,343	14,506	(123)	31,726
Costs and expenses:
Salaries and benefits	—	7,076	2,562	—	9,638
Supplies	—	3,232	1,027	—	4,259
Medical claims	—	—	5,988	(123)	5,865
Rents and leases	—	505	217	—	722
Other operating expenses	—	3,384	1,213	—	4,597
Provision for bad debts	—	1,954	577	—	2,531
Interest expense, net	1,120	—	128	(128)	1,120
Depreciation and amortization	46	1,315	316	—	1,677
Management fees	—	(157)	157	—	—
Equity in earnings of affiliates	(2,225)	—	—	2,225	—

Total costs and expenses	(1,059)	17,309	12,185	1,974	30,409

Earnings before loss on sale of assets, minority interests, and income taxes	1,059	34	2,321	(2,097)	1,317
Loss on sale of assets, net	—	(8)	—	—	(8)
Minority interests	—	(122)	—	—	(122)

Earnings (loss) before income taxes	1,059	(96)	2,321	(2,097)	1,187
Income tax expense	29	—	—	—	29

Net earnings (loss)	$1,030	$(96)	$2,321	$(2,097)	$1,158

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
For the Period April 1, 2004 through June 22, 2004 (unaudited)
(in thousands)

		Subsidiary	Subsidiary		Condensed
Predecessor	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue:
Acute care revenue	$—	$184,516	$77,484	$(2,717)	$259,283
Premium revenue	—	—	64,258	—	64,258

Total net revenue	—	184,516	141,742	(2,717)	323,541
Costs and expenses:
Salaries and benefits	—	72,871	26,107	—	98,978
Supplies	—	33,344	9,741	—	43,085
Medical claims	—	—	55,404	(2,717)	52,687
Rents and leases	—	5,398	2,194	—	7,592
Other operating expenses	—	34,530	12,391	—	46,921
Provision for bad debts	—	23,517	6,681	—	30,198
Interest expense, net	11,903	—	2,461	(2,461)	11,903
Depreciation and amortization	507	12,766	3,238	—	16,511
Loss on early extinguishment of debt	51,852	—	—	—	51,852
Merger Expenses	19,750	—	—	—	19,750
Management fees	—	(1,592)	1,592	—	—
Equity in earnings of affiliates	(24,519)	—	—	24,519	—

Total costs and expenses	59,493	180,834	119,809	19,341	379,477

Earnings (loss) before loss on sale of assets, minority interests, and income taxes	(59,493)	3,682	21,933	(22,058)	(55,936)
Loss on sale of assets, net	—	(22)	—	—	(22)
Minority interests	—	(1,074)	—	—	(1,074)

Earnings (loss) before income taxes	(59,493)	2,586	21,933	(22,058)	(57,032)
Income tax expense	167	—	—	—	167

Net earnings/(loss)	$(59,660)	$2,586	$21,933	$(22,058)	$(57,199)

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
For the Nine Months Ended June 30, 2005 (unaudited)
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue:
Acute care revenue	$—	$633,723	$259,258	$(6,597)	$886,384
Premium revenue	—	—	263,827	—	263,827

Total net revenue	—	633,723	523,085	(6,597)	1,150,211
Costs and expenses:
Salaries and benefits	—	241,306	91,379	—	332,685
Supplies	—	109,402	31,461	—	140,863
Medical claims	—	—	232,774	(6,597)	226,177
Rents and leases	—	16,941	7,295	—	24,236
Other operating expenses	—	117,842	44,714	—	162,556
Provision for bad debts	—	77,981	18,781	—	96,762
Interest expense, net	44,341	—	10,054	(10,054)	44,341
Depreciation and amortization	5,064	35,812	15,597	—	56,473
Management fees	2,884	(5,404)	5,404	—	2,884
Equity in earnings of affiliates	(102,337)	—	—	102,337	—

Total costs and expenses	(50,048)	593,880	457,459	85,686	1,086,977
Earnings before gain (loss) on sale of assets, minority interests, and income taxes	50,048	39,843	65,626	(92,283)	63,234
Gain (loss) on sale of assets, net	—	(91)	11	—	(80)
Minority interests	—	(3,052)	—	—	(3,052)

Earnings before income taxes	50,048	36,700	65,637	(92,283)	60,102
Income tax expense	23,879	—	—	—	23,879

Net earnings/(loss)	$26,169	$36,700	$65,637	$(92,283)	$36,223

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
For the Period June 23, 2004 through June 30, 2004 (unaudited)
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue:
Acute care revenue	$—	$17,343	$7,659	$(123)	$24,879
Premium revenue	—	—	6,847	—	6,847

Total net revenue	—	17,343	14,506	(123)	31,726
Costs and expenses:
Salaries and benefits	—	7,076	2,562	—	9,638
Supplies	—	3,232	1,027	—	4,259
Medical claims	—	—	5,988	(123)	5,865
Rents and leases	—	505	217	—	722
Other operating expenses	—	3,384	1,213	—	4,597
Provision for bad debts	—	1,954	577	—	2,531
Interest expense, net	1,120	—	128	(128)	1,120
Depreciation and amortization	46	1,315	316	—	1,677
Management fees	—	(157)	157	—	—
Equity in earnings of affiliates	(2,225)	—	—	2,225	—

Total costs and expenses	(1,059)	17,309	12,185	1,974	30,409
Earnings (loss) before loss on sale of assets, minority interests, and income taxes	1,059	34	2,321	(2,097)	1,317
Loss on sale of assets, net	—	(8)	—	—	(8)
Minority interests	—	(122)	—	—	(122)

Earnings (loss) before income taxes	1,059	(96)	2,321	(2,097)	1,187
Income tax expense	29	—	—	—	29

Net earnings/(loss)	$1,030	$(96)	$2,321	$(2,097)	$1,158

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
For the Period October 1, 2003 through June 22, 2004 (unaudited)
(in thousands)

		Subsidiary	Subsidiary		Condensed
Predecessor	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue:
Acute care revenue	$—	$563,697	$239,221	$(8,031)	$794,887
Premium revenue	—	—	202,273	—	202,273

Total net revenue	—	563,697	441,494	(8,031)	997,160
Costs and expenses:
Salaries and benefits	—	223,954	84,927	—	308,881
Supplies	—	99,439	30,226	—	129,665
Medical claims	—	—	176,369	(8,031)	168,338
Rents and leases	—	16,180	6,978	—	23,158
Other operating expenses	—	105,238	40,410	—	145,648
Provision for bad debts	—	66,877	20,589	—	87,466
Interest expense, net	39,673	—	7,753	(7,753)	39,673
Depreciation and amortization	2,293	38,816	9,381	—	50,490
Loss on early extinguishment of debt	51,852	—	—	—	51,852
Merger Expenses	19,750	—	—	—	19,750
Write-off of debt issue costs	8,850	—	—	—	8,850
Management fees	—	(5,011)	5,011	—	—
Equity in earnings of affiliates	(78,687)	—	—	78,687	—

Total costs and expenses	43,731	545,493	381,644	62,903	1,033,771

Earnings before gain on sale of assets, minority interests, and income taxes	(43,731)	18,204	59,850	(70,934)	(36,611)
Gain on sale of assets, net	—	3,731	—	—	3,731
Minority interests	—	(3,098)	—	—	(3,098)

Earnings before income taxes	(43,731)	18,837	59,850	(70,934)	(35,978)
Income tax expense	1,152	—	—	—	1,152

Net earning/(loss)	$(44,883)	$18,837	$59,850	$(70,934)	$(37,130)

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
IASIS Healthcare LLC
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended June 30, 2005 (unaudited)
(in thousands)

			Subsidiary
		Subsidiary	Non-		Condensed
	Parent Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net earnings	$26,169	$36,700	$65,637	$(92,283)	$36,223
Adjustments to reconcile net earnings to net cash provided operating activities:
Depreciation and amortization	5,064	35,812	15,597	—	56,473
Minority interests	—	3,052	—	—	3,052
Deferred income taxes	22,742	—	—	—	22,742
(Gain) loss on sale of assets	—	91	(11)	—	80
Equity in earnings of affiliates	(102,337)	—	—	102,337	—
Changes in operating assets and liabilities:
Accounts receivable	—	(7,035)	(9,741)	—	(16,776)
Inventories, prepaid expenses and other current assets	—	(5,461)	(3,114)	—	(8,575)
Accounts payable and other accrued liabilities	(6,061)	3,666	(2,054)	—	(4,449)

Net cash provided by (used in) operating activities	(54,423)	66,825	66,314	10,054	88,770

Cash flows from investing activities
Purchases of property and equipment	—	(55,266)	(58,275)	—	(113,541)
Cash paid for acquisition	(617)	—	—	—	(617)
Change in other assets	—	940	37	—	977

Net cash used in investing activities	(617)	(54,326)	(58,238)	—	(113,181)

Cash flows from financing activities
Payment of debt and capital leases	(6,804)	(1,265)	(924)	—	(8,993)
Debt financing costs incurred	(487)	—	—	—	(487)
Distribution of minority interests	—	—	(3,129)	—	(3,129)
Change in intercompany balances with affiliates, net	60,057	(45,388)	(4,615)	(10,054)	—
Proceeds received from hospital syndication	—	3,897	—	—	3,897
Proceeds from debt borrowings	2,274	—	—	—	2,274

Net cash provided by (used in) financing activities	55,040	(42,756)	(8,668)	(10,054)	(6,438)

Net decrease in cash and cash equivalents	—	(30,257)	(592)	—	(30,849)
Cash and cash equivalents at beginning of period	—	97,463	1,342	—	98,805

Cash and cash equivalents at end of period	$—	$67,206	$750	$—	$67,956

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
IASIS Healthcare LLC
Condensed Consolidating Statement of Cash Flows
For the Period June 23, 2004 through June 30, 2004 (unaudited)
(in thousands)

			Subsidiary
		Subsidiary	Non-		Condensed
Predecessor	Parent Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net earnings (loss)	$1,030	$(96)	$2,321	$(2,097)	$1,158
Adjustments to reconcile net earnings (loss) to net cash provided operating activities:
Depreciation and amortization	46	1,315	316	—	1,677
Minority interests	—	122	—	—	122
Loss on sale of assets, net	—	8	—	—	8
Equity in earnings of affiliates	(2,225)	—	—	2,225	—
Changes in operating assets and liabilities:
Accounts receivable	—	2,386	(102)	—	2,284
Inventories, prepaid expenses and other current assets	—	676	48	—	724
Accounts payable and other accrued liabilities	—	(5,762)	6	—	(5,756)

Net cash provided by (used in) operating activities	(1,149)	(1,351)	2,589	128	217

Cash flows from investing activities
Purchases of property and equipment	—	(2,078)	(869)	—	(2,947)
Change in other assets	—	(1)	57	—	56

Net cash used in investing activities	—	(2,079)	(812)	—	(2,891)

Cash flows from financing activities
Payment of debt and capital leases	(66)	29	(29)	—	(66)
Change in intercompany balances with affiliates, net	1,215	(2,517)	1,430	(128)	—

Net cash provided by (used in) financing activities	1,149	(2,488)	1,401	(128)	(66)

Net increase (decrease) in cash and cash equivalents	$—	$(5,918)	$3,178	$—	$(2,740)
Cash and cash equivalents at beginning of period	—	81,706	2,237	—	83,943

Cash and cash equivalents at end of period	$—	$75,788	$5,415	$—	$81,203

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
IASIS Healthcare LLC
Condensed Consolidating Statement of Cash Flows
For the Period October 1, 2003 through June 22, 2004 (unaudited)
(in thousands)

			Subsidiary
		Subsidiary	Non-		Condensed
Predecessor	Parent Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net earnings (loss)	$(44,883)	$18,837	$59,850	$(70,934)	$(37,130)
Adjustments to reconcile net earnings (loss) to net cash provided operating activities:
Depreciation and amortization	2,293	38,816	9,381	—	50,490
Minority interests	—	3,098	—	—	3,098
Gain on sale of property and equipment	—	(3,731)	—	—	(3,731)
Loss on early extinguishment of debt	14,993	—	—	—	14,993
Write-off of debt issue costs	8,850	—	—	—	8,850
Equity in earnings of affiliates	(78,687)	—	—	78,687	—
Changes in operating assets and liabilities:
Accounts receivable	—	(6,197)	(2,345)	—	(8,542)
Establishment of accounts receivable of recent acquisitions	—	(11,325)	—	—	(11,325)
Inventories, prepaid expenses and other current assets	—	(4,096)	(1,560)	—	(5,656)
Accounts payable and other accrued liabilities	(19,695)	9,590	17,096	—	6,991

Net cash provided by (used in) operating activities	(117,129)	44,992	82,422	7,753	18,038

Cash flows from investing activities
Purchases of property and equipment	—	(46,095)	(36,170)	—	(82,265)
Cash paid for acquisition	—	(23,032)	—	—	(23,032)
Proceeds from sale of assets	—	14,928	—	—	14,928
Change in other assets	—	(1,969)	319	—	(1,650)

Net cash used in investing activities	—	(56,168)	(35,851)	—	(92,019)

Cash flows from financing activities
Payment of debt and capital leases	(649,309)	(1,019)	(1,043)	—	(651,371)
Debt financing costs incurred	(31,469)	—	—	—	(31,469)
Distribution of minority interests	—	—	(2,510)	—	(2,510)
Proceeds received from hospital syndication	—	1,784	—	—	1,784
Proceeds from issuance of common stock, net	529,000	—	—	—	529,000
Proceeds from debt borrowings	900,000	—	—	—	900,000
Cash paid to security holders	(677,780)	—	—	—	(677,780)
Payment of merger costs incurred by members of IASIS Investment LLC	(10,800)				(10,800)
Change in intercompany balances with affiliates, net	57,487	(10,342)	(39,392)	(7,753)	—

Net cash provided by (used in) financing activities	117,129	(9,577)	(42,945)	(7,753)	56,854

Net increase (decrease) in cash and cash equivalents	$—	$(20,753)	$3,626	$—	$(17,127)
Cash and cash equivalents at beginning of period	—	100,784	286	—	101,070

Cash and cash equivalents at end of period	$—	$80,031	$3,912	$—	$83,943

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements, the notes to our unaudited condensed consolidated financial statements and the other financial information appearing elsewhere in this report. To assist in the comparability of our financial results and facilitate an understanding of our results of operations, the following overview and analysis combines the results of operations of IASIS Healthcare Corporation, or IAS, for April 1, 2004 to June 22, 2004, with the results of operations of IASIS Healthcare LLC, or IASIS LLC, for June 23, 2004 to June 30, 2004 to present the results for the three months ended June 30, 2004, and compares such combined results with the results of operations of IAS for the three months ended June 30, 2005. Likewise, the following overview and analysis combines the results of operations of IAS for October 1, 2003 to June 22, 2004, with the results of operations of IASIS LLC for June 23, 2004 to June 30, 2004 to present the results for the nine months ended June 30, 2004, and compares such combined results with the results of operations of IAS for the nine months ended June 30, 2005. Data for the three and nine months ended June 30, 2005 and 2004 has been derived from our unaudited condensed consolidated financial statements. Data for the periods prior to June 23, 2004 reflects the results of operations of IAS, as predecessor to IASIS LLC. References herein to “we,” “our” and “us” are to IASIS LLC and its subsidiaries and, unless indicated otherwise or the context requires, include IAS.
Forward Looking Statements
     Some of the statements we make in this report are forward-looking within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations including, but not limited to, the discussions of our operating and growth strategy (including possible acquisitions and dispositions), financing needs, projections of revenue, income or loss, capital expenditures and future operations. Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results in future periods to differ materially from those anticipated in the forward-looking statements. Those risks and uncertainties include, among others, the risks and uncertainties related to our ability to generate sufficient cash to service our existing indebtedness, our substantial level of indebtedness that could adversely affect our financial condition, our ability to retain and negotiate favorable contracts with managed care plans, changes in legislation that may significantly reduce government healthcare spending and our revenue, our hospitals’ competition for patients from other hospitals and healthcare providers, our hospitals facing a growth in bad debts resulting from increased self-pay volume and revenue, our ability to recruit and retain quality physicians, our hospitals’ competition for staffing which may increase our labor costs and reduce profitability, our failure to comply with extensive laws and government regulations, the possibility that we may become subject to federal and state investigations in the future, our ability to satisfy regulatory requirements with respect to our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, a failure of our information systems that would adversely affect our ability to properly manage our operations, an economic downturn or other material change in any one of the regions in which we operate, potential liabilities because of claims brought against our facilities, increasing insurance costs that may reduce our cash flows, our ability to control costs at Health Choice, the possibility of Health Choice’s contract with the Arizona Health Care Cost Containment System being discontinued or experiencing materially reduced reimbursements, significant competition from other healthcare companies and state efforts to regulate the sale of not-for-profit hospitals that may affect our ability to acquire hospitals, difficulties with the integration of acquisitions that may disrupt our ongoing operations, difficulties with consolidation of our new hospital that may disrupt our ongoing operations and require unanticipated capital expenditures, the significant capital expenditures that would be involved in the construction of other new hospitals that could have an adverse effect on our liquidity, state efforts to regulate the construction or expansion of hospitals that could impair our ability to operate and expand our operations, potential responsibilities and costs under environmental laws that could lead to material expenditures or liability, and those risks, uncertainties and other matters detailed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004, and in our subsequent filings with the Securities and Exchange Commission.
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

Executive Overview
     We are a leading owner and operator of medium-sized acute care hospitals in high-growth urban and suburban markets. We operate our hospitals with a strong community focus by offering and developing healthcare services targeted to the needs of the markets we serve, promoting strong relationships with physicians and working with local managed care plans. At June 30, 2005, we owned or leased 14 acute care hospitals and one behavioral health hospital, with a total of 2,225 beds in service, located in five regions:
     • Salt Lake City, Utah;
     • Phoenix, Arizona;
     • Tampa-St. Petersburg, Florida;
     • Las Vegas, Nevada; and
     • three cities in the State of Texas, including San Antonio.
     On April 16, 2005, we opened The Medical Center of Southeast Texas, our new hospital in Port Arthur, Texas. Substantially all of the operations of Mid-Jefferson Hospital in Nederland, Texas, and Park Place Medical Center in Port Arthur, Texas moved to the new hospital. As a result, we currently operate 14 acute care hospitals. We also own and operate a Medicaid managed health plan in Phoenix called Health Choice that served over 112,000 members at June 30, 2005. In addition, we have ownership interests in three ambulatory surgery centers.
     Net revenue for the third quarter increased 9.8% to $390.0 million, compared with net revenue of $355.3 million for the same quarter of last year. Net earnings were $10.5 million for the quarter ended June 30, 2005, compared with a net loss of $56.0 million for the same prior-year period, which included a loss of $51.9 million relating to the Company’s early extinguishment of debt and $19.8 million of merger expenses, both incurred in connection with the acquisition of IAS by an investor group led by Texas Pacific Group. Net revenue for the nine months ended June 30, 2005, increased 11.8% to $1.2 billion, compared with net revenue of $1.0 billion for the same period of last year. Net earnings were $36.2 million for the nine months ended June 30, 2005, compared with a net loss of $36.0 million for the same prior-year period, which included the previously mentioned loss on early extinguishment of debt and merger expenses and an $8.9 million non-cash charge in the second quarter of 2004 related to an amendment of the Company’s former senior secured credit facilities.
     Net patient revenue per adjusted admission increased 7.7% while hospital admissions and adjusted admissions decreased 4.8% and 2.3%, respectively, for the quarter ended June 30, 2005, compared with the same prior-year period. Net patient revenue per adjusted admission increased 7.5% while total hospital admissions decreased 0.8% and adjusted admissions increased 0.5% for the nine months ended June 30, 2005, compared with the same prior-year period. On a same facility basis, net patient revenue per adjusted admission increased 6.5% while hospital admissions and adjusted admissions decreased 3.7% and 1.9%, respectively, for the nine months ended June 30, 2005, compared with the same prior-year period. While we have experienced generally weaker volume in 2005, our operating results continue to demonstrate our ability to control costs and expand margins. This is in part attributable to our product line focus and capital investments in our facilities.
The Merger
     On June 22, 2004, an investor group led by Texas Pacific Group acquired IAS through a merger. The total transaction value, including tender premiums, consent fees and other merger-related fees and expenses, was approximately $1.5 billion. The merger has been accounted for as a purchase in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. During the nine months ended June 30, 2005, we completed the allocation of the merger purchase price. The allocation of the net purchase price of the merger resulted in additional goodwill of approximately $512.0 million and $45.0 million of other intangible assets. See the notes to the unaudited condensed consolidated financial statements for additional information on the merger and the related financing transactions. The merger, the related financing transactions and the use of the proceeds from the financing transactions are referred to as the “Transactions.”
Revenue and Volume Trends
     Net revenue is comprised of acute care and premium revenue. Net acute care revenue is comprised of net patient revenue and other revenue. Our acute care facilities have experienced net revenue growth due primarily to favorable pricing trends, along with increases in acuity levels. Net patient revenue is reported net of contractual adjustments. The adjustments principally result from differences between the hospitals’ established charges and payment rates under

Medicare, Medicaid and various managed care plans. The calculation of appropriate payments from the Medicare and Medicaid programs as well as terms governing agreements with other third-party payors are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount. Premium revenue consists of revenue from Health Choice, our Medicaid managed health plan, while other revenue includes medical office building rental income and other miscellaneous revenue. Health Choice has experienced significant revenue growth as a result of an increase in the Medicaid-eligible population and an increase in our marketshare in the counties where we operate.
     The following table provides the sources of our net patient revenue by payor for the three and nine months ended June 30, 2005 and 2004.

	Three Months		Nine Months
	Ended June 30		Ended June 30
	2005	2004	2005	2004
Medicare	25.8%	25.7%	26.8%	26.7%
Medicaid	13.7	13.3	13.0	13.2
Managed care	44.3	42.6	44.6	43.8
Self-pay and other	16.2	18.4	15.6	16.3

Total	100.0%	100.0%	100.0%	100.0%

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
     We continued to experience growth in net revenue during the three and nine months ended June 30, 2005. Our consolidated net revenue increased 9.8% and 11.8% for the three and nine months ended June 30, 2005 over the same periods in the prior year. Contributing to the growth in net revenue was an increase in net acute care revenue of 5.2% and 7.9% for the three and nine months ended June 30, 2005, respectively, which includes increases in net revenue on a same facility basis of 5.2% and 4.4% for the three and nine months ended June 30, 2005, respectively. In addition, an increase in net revenue from Health Choice of $19.0 million and $54.7 million for the three and nine months ended June 30, 2005 contributed to the increase in consolidated net revenue. Admissions for the current quarter declined due to generally weaker volume across most of our markets during the quarter. Specifically, volume was negatively affected by our discontinuation of some lower revenue generating services such as an obstetrics unit at one of our Arizona hospitals, a skilled nursing facility and hospice unit in the Florida market along with a decline in bariatric surgeries as a result of changes in insurance plan criteria and coverages and a shift in cardiology-monitored patients from inpatient stays to outpatient observations.
     Health Choice derives its revenue through a contract with the Arizona Health Care Cost Containment System to provide specified health services to qualified Medicaid enrollees through contracts with providers. The contract requires us to provide healthcare services in exchange for fixed periodic payments and supplemental payments from the Arizona Health Care Cost Containment System. Our membership at Health Choice has increased from approximately 93,000 enrollees as of June 30, 2004 to over 112,000 enrollees as of June 30, 2005. Health Choice’s current contract expires September 30, 2006 and provides the Arizona Health Care Cost Containment System with two one-year renewal options following the initial term. Should our contract be discontinued, our net revenue would be reduced and our cash flows would be adversely affected.
     The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or Medicare Modernization Act, which was signed into law on December 8, 2003, made a number of significant changes to the Medicare program. The Medicare Modernization Act provides a number of potential benefits to our hospitals including, but not limited to:
•	a provision allocating $250.0 million per year for federal years 2005-2008 to pay for healthcare costs of undocumented aliens;

•	provisions generally providing hospitals with more reimbursement for outpatient drugs;

•	a provision increasing our reimbursement by reducing the labor share percentage from 71% to 62% for hospitals with wage indices less than 1.0; and

•	a provision eliminating the requirement that hospitals must obtain secondary payment information from all Medicare beneficiaries receiving reference laboratory services.
     In addition, for federal fiscal years 2005, 2006 and 2007, the Medicare Modernization Act provides for hospitals to receive full market basket updates for these years for the provision of inpatient services, but such update amounts are conditioned upon a hospital providing the Centers for Medicare and Medicaid Services, or CMS, with specific quality data relating to the quality of services provided. Hospitals that fail to provide CMS with the required data specified under the National Voluntary Hospital Reporting Initiative will receive an update equal to the market basket minus 0.4%. Our hospitals are complying with this reporting requirement. The Medicare Modernization Act also decreases hospital reimbursement in a few areas, including, but not limited to, a provision denying updates to hospitals with “high-cost” direct medical education programs. We are unable to predict the impact the Medicare Modernization Act will have on our results of operations and financial condition, and no assurance can be given that it will not have an adverse effect on our business.
     CMS recently released a final rule that will increase payments to hospitals for inpatients by an average of 3.7% in federal fiscal year 2006, conditioned upon the submission of the quality data discussed above. Among other things the final rules revised certain payment classifications, diagnostic related groups and expanded the number of diagnostic related groups subject to the post-acute care transfer policy. The post-acute care transfer policy generally reduces the total payment made to a hospital compared to the payment made when a patient is classified as a discharge.
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
     Growth in Bad Debts Resulting From Increased Self-Pay Volume and Revenue
     Like others in the hospital industry, we experienced an increase in our provision for bad debts as a percentage of net revenue during fiscal 2004. This increase was due to a growth in self-pay volume and revenue resulting in large part from an increase in the number of uninsured patients, along with an increase in the amount of co-payments and deductibles passed on by employers to employees. For the three months ended June 30, 2005 and 2004, uninsured admissions as a percentage of total admissions were 4.1% and 4.8%, respectively. In our efforts to control exposure to bad debts, we continue to focus on our emergency rooms through facilities redesign, Medicaid eligibility automation and process-flow improvements. As a result of our focus, point-of-service collections increased 14% and 12% for the three and nine months ended June 30, 2005, respectively, compared to the comparable periods ended June 30, 2004. However, we anticipate that if we experience future growth in self-pay volume and revenue, our provision for bad debts will increase and our results of operations could be adversely affected.

     The approximate percentages of hospital receivables (prior to allowances for contractual adjustments and doubtful accounts) are summarized as follows:

	June 30,	March 31,	September 30,
	2005	2005	2004
Insured receivables	63.2%	63.0%	61.6%

Uninsured receivables	36.8%	37.0%	38.4%

Total	100.0%	100.0%	100.0%
     The percentages in the table above are calculated using gross receivable balances for uninsured receivables as compared to receivable balances net of contractual discounts for insured receivables recorded at the time of billing. Included in insured receivables are accounts that are pending approval from Medicaid. These receivables were approximately 6.8%, 6.6% and 5.5% of billed hospital receivables at June 30, 2005, March 31, 2005 and September 30, 2004, respectively.
     The approximate percentages of hospital receivables in summarized aging categories are as follows:

	June 30,	March 31,	September 30,
	2005	2005	2004
0 to 90 days	63.9%	63.0%	63.4%

90 to 180 days	17.0%	15.3%	18.1%

Over 180 days	19.1%	21.7%	18.5%

Total	100.0%	100.0%	100.0%
     Additional Charity Care and Charges to the Uninsured
     We currently record revenue deductions for patient accounts that meet our guidelines for charity care. We have traditionally provided charity care to patients with income levels below 200% of the federal poverty level and will continue this practice. Effective October 1, 2004, we expanded our charity care policy to cover uninsured patients with income above 200% of the federal poverty level. Under the new program, a sliding scale of significantly reduced rates are offered to uninsured patients with income between 200% and 400% of the federal poverty level at all of our hospitals. Charity care deductions increased $1.7 million and $3.4 million for the three and nine months ended June 30, 2005, respectively, as compared to the comparable periods in the prior year. We believe the increase was due in part to the change in policy.
     Development of Sub-Acute Care Services
     Inpatient care is expanding to include sub-acute care when a less intensive, lower cost level of care is appropriate. We have been proactive in the development of a variety of sub-acute inpatient services to utilize a portion of our available capacity. By offering cost-effective sub-acute services in appropriate circumstances, we are able to provide a continuum of care when the demand for such services exists. We have identified opportunities to develop post-acute services within our facilities as appropriate.
     Nursing Shortage
     The hospital industry continues to experience a shortage of nurses. This shortage is forecasted to continue. Like other providers in the Phoenix, Arizona region, we have experienced difficulty in retaining and recruiting nurses in that market. We have a comprehensive recruiting and retention plan for nurses that focuses on competitive salaries and benefits as well as employee satisfaction, best practices, tuition assistance, effective training programs and workplace environment. Additionally, we are attempting to recruit qualified nurses from countries outside of the United States. Contract labor for nursing services on a same facility basis increased 0.5% and decreased 0.2% as a percentage of net revenue for the three and nine months ended June 30, 2005, respectively, as compared to the same periods in the prior year. Should we be unsuccessful in our attempts to maintain nursing coverage adequate for our present and future needs, our future operating results could be adversely affected.

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
     Growth in Outpatient Services
     We have experienced an increase in the percentage of healthcare services performed on an outpatient basis and we expect this trend to continue. A number of procedures, including certain cardiology procedures, once performed only on an inpatient basis have been, and will continue to be, converted to outpatient procedures. Advances in pharmaceutical and medical technologies as well as efforts made by payors to control costs have accelerated the conversion to more procedures performed on an outpatient basis. Generally, the payments we receive for outpatient procedures are less than those for similar procedures performed in an inpatient setting.
     Increasing Insurance Costs
     Consistent with 2004, our fiscal 2005 self-insured retention for professional and general liability coverage is $5.0 million per claim and $45.0 million in the aggregate. Additionally, the maximum coverage under our insurance policies is unchanged at $75.0 million. The rising cost of professional liability insurance coverage and, in some cases, the lack of availability of such insurance coverage for physicians with privileges at our hospitals, increases our risk of vicarious liability in cases in which both our hospital and the uninsured or underinsured physician are named as co-defendants. The cost of insurance has negatively affected operating results and cash flows throughout the healthcare industry due to pricing pressures on insurers and fewer carriers willing to underwrite professional and general liability insurance. For the three and nine months ended June 30, 2005, our insurance expense on a same facility basis increased 13.0% and 17.7%, respectively, compared to the comparable periods ended June 30, 2004. Insurance expense for the three months ended June 30, 2005 was negatively affected by negotiated settlements of certain claims. Some states, including some states in which we operate, have recently passed tort reform legislation or are considering such legislation to place limits on non-economic damages. There is no assurance that continued increases in insurance costs will not have a material adverse effect on our future operating results and cash flows.
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

     Selected Operating Data
     The following table sets forth certain unaudited operating data for each of the periods presented. Prior year data is included on a combined basis.

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2005	2004	2005	2004
Acute Care (1):

Number of acute care hospitals at end of period (2)	14	15	14	15
Beds in service at end of period	2,225	2,257	2,225	2,257
Average length of stay (days) (3)	4.45	4.36	4.43	4.40
Occupancy rates (average beds in service)	48.4%	49.1%	49.0%	50.7%
Admissions (4)	22,005	23,124	67,480	67,997
Adjusted admissions (4) (5)	36,314	37,151	109,514	108,995
Patient days (6)	98,023	100,758	299,032	298,887
Adjusted patient days (5)	155,926	156,363	467,913	462,176
Net patient revenue per adjusted admission	$8,135	$7,553	$7,985	$7,426
Acute Care (Same-Facility) (7)
Number of acute care hospitals at end of period (2)	14	15	13	14
Beds in service at end of period	2,225	2,257	2,039	2,081
Average length of stay (days) (3)	4.45	4.36	4.37	4.38
Occupancy rates (average beds in service)	48.4%	49.1%	48.6%	50.2%
Admissions (4)	22,005	23,124	62,206	64,599
Adjusted admissions (4) (5)	36,314	37,151	102,720	104,739
Patient days (6)	98,023	100,758	272,040	282,920
Adjusted patient days (5)	155,926	156,363	433,142	442,177
Net patient revenue per adjusted admission	$8,135	$7,553	$7,824	$7,344

Health Choice:
Covered lives	112,510	93,720	112,510	93,720
Medical loss ratio (8)	88.3%	86.3%	88.2%	87.2%

(1)	Includes North Vista Hospital (formerly known as Lake Mead Hospital Medical Center), which we acquired effective February 1, 2004.

(2)	Excludes St. Luke’s Behavioral Hospital. Additionally, on April 16, 2005, the Company opened The Medical Center of Southeast Texas, its new hospital in Port Arthur, Texas. The operations of Mid-Jefferson Hospital, in Nederland, Texas, and Park Place Medical Center, in Port Arthur, Texas, moved to the new hospital. As a result, the Company currently operates 14 acute care hospitals.

(3)	Represents the average number of days that a patient stayed in our hospitals.

(4)	Represents the total number of patients admitted to our hospitals for stays in excess of 23 hours. Management and investors use this number as a general measure of inpatient volume. The Company’s admissions for the three months ended June 30, 2004, were 23,124. The admissions reported in the Company’s earnings releases on August 6, 2004 and September 17, 2004, were incorrect due to an inadvertent overstatement of 327 admissions for North Vista Hospital, which was acquired in the second quarter of fiscal 2004. Similarly, the Company’s admissions and patient days for the three months ended September 30, 2004, were 22,309 and 96,282, respectively. The admissions and patient days reported in the Company’s earnings release on November 15, 2004, were incorrect due to an inadvertent overstatement of 116 admissions and 1,208 patient days by North Vista Hospital. The Company believes that the statistical corrections are not material to its admissions, patient days and derived statistics and did not change previously reported statistics on a same facility basis. The statistical corrections had no impact on the Company’s financial statements.

(5)	Adjusted admissions and adjusted patient days are general measures of combined inpatient and outpatient volume. We compute adjusted admissions/patient days by multiplying admissions/patient days by gross patient revenue and then dividing that number by gross inpatient revenue.

(6)	Represents the number of days our beds were occupied by inpatients over the period.

(7)	Same facility data for the nine months ended June 30, 2005 and 2004, exclude the 186-bed North Vista Hospital, which was acquired in the second quarter of fiscal 2004. Same facility data for the three months ended June 30, 2005 and 2004, include the results of North Vista Hospital.

(8)	Represents medical claims expense as a percentage of premium revenue, including claims paid to our hospitals.

Results of Operations Summary
     The following table sets forth, for the periods indicated, information expressed as a percentage of net revenue. The table below and following discussion combines the results of IAS with the results of IASIS LLC for the three and nine months ended June 30, 2004. The results for the three and nine months ended June 30, 2005 represent the actual results of IASIS LLC. See “— The Merger.” Such information has been derived from our unaudited condensed consolidated statements of operations. The results of operations include Health Choice (as well as North Vista Hospital from February 1, 2004, the effective date of acquisition). See Note 7 to our unaudited condensed consolidated financial statements for disclosure of our results of operations by segment.

	Three		Three		Nine		Nine
	Months Ended		Months Ended		Months Ended		Months Ended
Consolidated (in thousands):	June 30, 2005		June 30, 2004		June 30, 2005		June 30, 2004
	($)	(%)	($)	(%)	($)	(%)	($)	(%)
Net Revenue:
Acute care revenue	$299,891	76.9%	$284,162	80.0%	$886,384	77.1%	$819,766	79.7%
Premium revenue	90,088	23.1%	71,105	20.0%	263,827	22.9%	209,120	20.3%

Total net revenue	389,979	100.0%	355,267	100.0%	1,150,211	100.0%	1,028,886	100.0%

Costs and expenses:
Salaries and benefits	113,452	29.1%	108,616	30.6%	332,685	28.9%	318,519	31.0%
Supplies	46,208	11.8%	47,344	13.3%	140,863	12.2%	133,924	13.0%
Medical claims	77,409	19.8%	58,552	16.5%	226,177	19.7%	174,203	16.9%
Rents and leases	8,385	2.2%	8,314	2.3%	24,236	2.1%	23,880	2.3%
Other operating expenses	55,315	14.2%	51,518	14.5%	162,556	14.1%	150,245	14.6%
Provision for bad debts	33,792	8.7%	32,729	9.2%	96,762	8.4%	89,997	8.7%
Interest, net	15,664	4.0%	13,023	3.7%	44,341	3.9%	40,793	4.0%
Depreciation and amortization	20,590	5.3%	18,188	5.1%	56,473	4.9%	52,167	5.1%
Management fees	963	0.2%		—	2,884	0.3%	—	—
Loss on early extinguishment of debt	—	—	51,852	14.6%	—	—	51,852	5.0%
Merger expenses	—	—	19,750	5.6%	—	—	19,750	1.9%
Write-off of debt issue costs	—	—	—	—	—	—	8,850	0.9%

Total costs and expenses	371,778	95.3%	409,886	115.4%	1,086,977	94.5%	1,064,180	103.4%

Earnings (loss) before gain (loss) on sale of assets, minority interests and income taxes	18,201	4.7%	(54,619)	(15.4)%	63,234	5.5%	(35,294)	(3.4)%

Gain (loss) on sale of assets, net	2	—	(30)	—	(80)	—	3,723	0.3%
Minority interests	(779)	(0.2)%	(1,196)	(0.3)%	(3,052)	(0.3)%	(3,220)	(0.3)%

Earnings (loss) before income taxes	17,424	4.5%	(55,845)	(15.7)%	60,102	5.2%	(34,791)	(3.4)%
Income tax expense	6,958	1.8%	196	0.1%	23,879	2.1%	1,181	0.1%

Net earnings (loss)	$10,466	2.7%	$(56,041)	(15.8)%	$36,223	3.1%	$(35,972)	(3.5)%

	Three		Three		Nine		Nine
	Months Ended		Months Ended		Months Ended		Months Ended
Acute Care (in thousands):	June 30, 2005		June 30, 2004		June 30, 2005		June 30, 2004
	($)	(%)	($)	(%)	($)	(%)	($)	(%)
Net Revenue:
Acute care revenue	$299,891	99.3%	$284,162	99.0%	$886,384	99.3%	$819,766	99.0%
Revenue between segments	2,100	0.7%	2,841	1.0%	6,597	0.7%	8,155	1.0%

Total net revenue (1)	301,991	100.0%	287,003	100.0%	892,981	100.0%	827,921	100.0%

Costs and expenses:
Salaries and benefits	110,612	36.6%	106,106	37.0%	324,328	36.3%	311,495	37.6%
Supplies	46,160	15.3%	47,282	16.5%	140,718	15.8%	133,771	16.2%
Rents and leases	8,167	2.7%	8,136	2.8%	23,584	2.6%	23,400	2.8%
Other operating expenses	52,567	17.4%	49,156	17.1%	154,277	17.3%	142,925	17.2%
Provision for bad debts	33,792	11.2%	32,729	11.4%	96,762	10.8%	89,997	10.9%
Interest, net	15,664	5.2%	13,023	4.5%	44,341	5.0%	40,793	4.9%
Depreciation and amortization	19,792	6.6%	18,140	6.3%	54,074	6.1%	52,033	6.3%
Management fees	963	0.3%	—	—	2,884	0.3%	—	—
Loss on early extinguishment of debt	—	—	51,852	18.1%	—	—	51,852	6.3%
Merger expenses	—	—	19,750	6.9%	—	—	19,750	2.4%
Write-off of debt issue costs	—	—	—	—	—	—	8,850	1.1%

Total costs and expenses	287,717	95.3%	346,174	120.6%	840,968	94.2%	874,866	105.7%

Earnings (loss) before gain (loss) on sale of assets and minority interests	14,274	4.7%	(59,171)	(20.6)%	52,013	5.8%	(46,945)	(5.7)%

Gain (loss) on sale of assets, net	2	—	(30)	—	(80)	—	3,723	0.5%
Minority interests	(779)	(0.2)%	(1,196)	(0.4)%	(3,052)	(0.3)%	(3,220)	(0.4)%

Earnings (loss) before income taxes	$13,497	4.5%	$(60,397)	(21.0)%	$48,881	5.5%	$(46,442)	(5.6)%

(1)	Revenue between segments is eliminated in our consolidated results.

	Three		Three		Nine		Nine
Health Choice (in	Months Ended		Months Ended		Months Ended		Months Ended
thousands):	June 30, 2005		June 30, 2004		June 30, 2005		June 30, 2004
	($)	(%)	($)	(%)	($)	(%)	($)	(%)
Premium revenue	$90,088	100.0%	$71,105	100.0%	$263,827	100.0%	$209,120	100.0%

Costs and expenses:
Salaries and benefits	2,840	3.1%	2,510	3.5%	8,357	3.2%	7,024	3.3%
Supplies	48	0.1%	62	0.1%	145	0.1%	153	0.1%
Medical claims (1)	79,509	88.2%	61,393	86.3%	232,774	88.2%	182,358	87.2%
Rents and leases	218	0.2%	178	0.3%	652	0.2%	480	0.2%
Other operating expenses	2,748	3.1%	2,362	3.3%	8,279	3.1%	7,320	3.5%
Interest, net	—	—	—	—	—	—	—	—
Depreciation and amortization	798	0.9%	48	0.1%	2,399	0.9%	134	0.1%

Total costs and expenses	86,161	95.6%	66,553	93.6%	252,606	95.7%	197,469	94.4%

Earnings before income taxes	$3,927	4.4%	$4,552	6.4%	$11,221	4.3%	$11,651	5.6%

(1)	Medical claims paid to our hospitals of $2.1 million and $2.8 million for the three months ended June 30, 2005 and 2004 and $6.6 million and $8.2 million for the nine months ended June 30, 2005 and 2004, respectively, is eliminated in our consolidated results.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
     Net revenue - Net revenue for the three months ended June 30, 2005 was $390.0 million, an increase of $34.7 million, or 9.8%, from $355.3 million for same period in fiscal 2004. The increase in net revenue was due to a combination of an increase of $15.7 million in net revenue from hospital operations, which we refer to as our acute care service segment in our financial statements, and an increase of $19.0 million in net revenue from Health Choice.
     Before eliminations, net revenue from our hospital operations for the three months ended June 30, 2005 was $302.0 million, up $15.0 million, or 5.2% from $287.0 million for the same period in fiscal 2004. For the three months ended June 30, 2005, approximately $2.1 million of net revenue received from Health Choice by hospitals and other healthcare entities owned by us was eliminated in consolidation as compared to approximately $2.8 million for the same period in fiscal 2004. Net patient revenue per adjusted admission increased 7.7% for the three months ended June 30, 2005, compared to the same period in fiscal 2004, due primarily to increases in managed care and Medicare rates, supplemented by an increase in acuity. Pricing in the current quarter was also favorably affected as a result of the discontinuation of some lower revenue generating services such as an obstetrics unit at one of our Arizona hospitals and a skilled nursing facility and hospice unit in the Florida market, along with growth in certain higher margin outpatient services such as cardiac diagnostic services.
     Net revenue from Health Choice was $90.1 million for the three months ended June 30, 2005, an increase of $19.0 million, or 26.7%, from $71.1 million for the same period in fiscal 2004. Covered lives under this prepaid Medicaid plan have increased 18,790 from 93,720 at June 30, 2004 to 112,510 at June 30, 2005. The increase in covered lives has positively impacted Health Choice’s net revenue for the three months ended June 30, 2005 compared to the same period in fiscal 2004. The growth in covered lives is due primarily to an increase in the Medicaid-eligible population and an increase in our marketshare in certain of the counties where we operate. We expect the rate of growth in enrollment to moderate over the remainder of fiscal 2005.
     Salaries and benefits - Salaries and benefits expense from our hospital operations for the quarter ended June 30, 2005 was $110.6 million, or 36.6% of acute care revenue, compared to $106.1 million, or 37.0%, for the quarter ended June 30, 2004. The 0.4% decrease as a percentage of acute care revenue resulted from the leveraging of growth in net revenue achieved through rate increases during the current period, declining volumes requiring less labor utilization and a decrease in benefits expense, offset in part by an increase in contract labor. Contract labor for nursing services increased 0.5% as a percentage of acute care revenue for the quarter ended June 30, 2005 compared to the prior year period. We continue to experience a high level of contract labor utilization in our Arizona market as a result of a shortage of nurses.
     Supplies - Supplies expense from our hospital operations for the quarter ended June 30, 2005 was $46.2 million, or 15.3% of acute care revenue, compared to $47.3 million, or 16.5%, for the quarter ended June 30, 2004, primarily as a result of a decrease in our volume of certain bariatric and cardiac surgery cases, both of which include a higher than average supply costs component. Additionally, the mix of implant costs to total supplies expense was down in the current quarter as implants as a percentage of total supply costs were 29.0% compared to 36.5% in the same quarter in the prior year, driven again by a decline in the utilization of cardiac implants.
     Medical claims - Medical claims expense before eliminations for Health Choice increased $18.1 million to $79.5 million for the quarter ended June 30, 2005 compared to $61.4 million for the quarter ended June 30, 2004. Medical claims expense as a percentage of premium revenue was 88.2% for the three months ended June 30, 2005 and 86.3% for the same period last year. The increase in medical claims expense was the result of an increase in enrollment from 93,720 members at June 30, 2004 to 112,510 members at June 30, 2005. The 1.9% increase as a percentage of premium revenue resulted primarily from higher inpatient costs and utilization for physician specialty services in certain of the counties where we operate,. Medical claims expense represents the amounts paid by Health Choice for healthcare services provided to its members.
     Provision for bad debts - Provision for bad debts for our hospital operations for the quarter ended June 30, 2005 was $33.8 million, or 11.2% of acute care revenue, compared to $32.7 million, or 11.4%, for the quarter ended June 30, 2004. Combined charity discounts and bad debt expense increased approximately 0.2% to 12.9% of acute care net revenue during the quarter compared to the same period in the prior year. Charity discounts, which are recorded as a reduction to acute care net revenue, were $6.0 million for the current quarter compared to approximately $4.3 million in the prior year quarter. Our operating results continue to benefit from our focus on point-of-service collections (which increased 14.0 % for the quarter ended June 30, 2005 compared to the same prior year period), along with our focus on process improvements in our emergency rooms and in determining Medicaid eligibility for certain patients.

     Interest, net - The $2.7 million increase in interest expense, net of interest income, from $13.0 million for the quarter ended June 30, 2004 to $15.7 million for the same period in 2005 was due to an increase in average debt outstanding along with an increase in interest rates. Borrowings under both our current and former senior secured credit facilities were subject to interest at variable rates. The weighted average interest rate of outstanding borrowings under the senior secured credit facilities was approximately 5.4% for the quarter ended June 30, 2005 compared to 3.9% for the quarter ended June 30, 2004.
     Depreciation and amortization - The $2.4 million increase in depreciation and amortization expense from $18.2 million for the quarter ended June 30, 2004 to $20.6 million for the same period in 2005 was primarily the result of incremental depreciation expense on additions to property and equipment during fiscal 2005. These additions are the result of the implementation of our operating strategy, pursuant to which we have made substantial investments in our existing facilities. Beginning October 1, 2004, depreciation and amortization expense reflects a change in the value and the estimated useful lives of our property and equipment and intangible assets. This change in estimate is the result of applying the purchase method of accounting to account for the acquisition of IAS.
     Income tax expense - We recorded a provision for income taxes of $7.0 million, resulting in an effective tax rate of 39.9% for the quarter ended June 30, 2005 and a provision for income taxes of $196,000 for the quarter ended June 30, 2004. As a result of the Transactions and the related application of the purchase method of accounting, we reduce goodwill, not income tax expense, upon the reduction of the deferred tax valuation allowance. For the periods prior to the Transactions, the deferred portion of the provision for income taxes was offset by the use of deferred tax assets that were previously reserved with a valuation allowance.
     Net earnings (loss) - Net earnings (loss) increased from $(56.0) million for the quarter ended June 30, 2004 to $10.5 million for the quarter ended June 30, 2005. Net loss for the three months ended June 30, 2004 includes $51.9 million in loss on early extinguishment of debt and $19.8 million in merger expenses, both incurred in connection with the Transactions.

Nine Months Ended June 30, 2005 Compared to Nine Months Ended June 30, 2004
     Net revenue - Net revenue for the nine months ended June 30, 2005 was $1.2 billion, an increase of $121.3 million, or 11.8%, from $1.0 billion for same period in fiscal 2004. The increase in net revenue was due to a combination of an increase of $66.6 million in net revenue from hospital operations, which we refer to as our acute care service segment in our financial statements, and an increase of $54.7 million in net revenue from Health Choice.
     Before eliminations, net revenue from our hospital operations for the nine months ended June 30, 2005 was $893.0 million, up $65.1 million, or 7.9%, from $827.9 million for the same period in fiscal 2004. For the nine months ended June 30, 2005 and 2004, approximately $6.6 million and $8.2 million, respectively, of net revenue received from Health Choice by hospitals and other healthcare entities owned by us was eliminated in consolidation. On a same facility basis, which excludes the results of North Vista Hospital, net revenue from our hospital operations increased $34.3 million, or 4.4%, which was primarily driven by a 6.5% increase in net patient revenue per adjusted admission, offset by a 1.9% decrease in adjusted admissions. Net patient revenue per adjusted admission on a consolidated basis increased 7.5% for the nine months ended June 30, 2005, compared to the same period in fiscal 2004, due primarily to increases in managed care and Medicare rates, supplemented by slight increases in acuity.
     Net revenue from Health Choice was $263.8 million for the nine months ended June 30, 2005, an increase of $54.7 million, or 26.2%, from $209.1 million for the same period in fiscal 2004. Covered lives under this prepaid Medicaid plan have increased 18,790 from 93,720 at June 30, 2004 to 112,510 at June 30, 2005. The increase in covered lives has positively impacted Health Choice’s net revenue for the nine months ended June 30, 2005 compared to the same period in fiscal 2004. The growth in covered lives is due primarily to an increase in the Medicaid-eligible population and an increase in our marketshare in the counties where we operate. We expect the rate of growth in enrollment to moderate over the remainder of fiscal 2005.
     Salaries and benefits - Salaries and benefits expense from our hospital operations for the nine months ended June 30, 2005 was $324.3 million, or 36.3% of acute care revenue, compared to $311.5 million, or 37.6%, for the nine months ended June 30, 2004. On a same facility basis, which excludes North Vista Hospital, salaries and benefits expense was 36.3% of acute care revenue for the nine months ended June 30, 2005, compared to 37.8%, for the nine months ended June 30, 2004. The 1.5% decrease as a percentage of acute care revenue on a same facility basis resulted from the leveraging of growth in net revenue achieved through rate increases during the current period, declining volumes requiring less labor utilization and a decrease in benefits expense. Benefits expense from our same facility hospital operations decreased 0.8% as a percentage of acute care revenue, for the nine months ended June 30, 2005 compared to the same period in fiscal 2004 due to changes to our employee healthcare benefit program implemented effective January 1, 2004, which has resulted in lower utilization of medical services.
     Supplies - Supplies expense from our hospital operations for the nine months ended June 30, 2005 was $140.7 million, or 15.8% of acute care revenue, compared to $133.8 million, or 16.2%, for the nine months ended June 30, 2004. On a same facility basis, supplies expense was 15.8% of acute care revenue for the nine months ended June 30, 2005, compared to 16.1%, for the nine months ended June 30, 2004, primarily as a result of a decrease in our volume of certain bariatric, orthopedic and cardiac surgery cases, all of which include a higher than average supply costs component.
     Medical claims - Medical claims expense before eliminations for Health Choice increased $50.4 million to $232.8 million for the nine months ended June 30, 2005 compared to $182.4 million for the nine months ended June 30, 2004. Medical claims expense as a percentage of premium revenue was 88.2% for the nine months ended June 30, 2005 and 87.2% for the same period in the prior year. The increase in medical claims expense was the result of an increase in enrollment from 93,720 members at June 30, 2004 to 112,510 members at June 30, 2005. The 1.0% increase as a percentage of premium revenue resulted primarily from higher inpatient and pharmacy costs, coupled with higher utilization for physician specialty services. For the nine months ended June 30, 2005 and 2004, approximately $6.6 million and $8.2 million, respectively, of medical claims paid to our hospitals was eliminated in consolidation. Medical claims expense represents the amounts paid by Health Choice for healthcare services provided to its members.
     Provision for bad debts - Provision for bad debts for our hospital operations for the nine months ended June 30, 2005 was $97.1 million, or 10.9% of acute care revenue, compared to $90.0 million, or 10.9% for the nine months ended June 30, 2004. On a same facility basis, the provision for bad debts was $79.5 million, or 9.7% of acute care revenue for the nine months ended June 30, 2005, compared to $78.7 million, or 10.0%, for the nine months ended June 30, 2004. The 0.3% decrease as a percentage of acute care revenue on a same facility basis was due primarily to a decline in self-pay and uninsured volume through our emergency rooms. Our operating results also benefited from our focus on point-of-service collections (which increased 12.0% on a same facility basis), along with our focus on process improvements in our emergency rooms and in determining Medicaid eligibility for certain patients.
     Interest, net - The $3.5 million increase in interest expense, net of interest income, from $40.8 million for the nine months ended June 30, 2004 to $44.3 million for the same period in 2005 was due to an increase in average debt outstanding and an increase in interest rates. Borrowings under both our current and former senior secured credit facilities were subject to interest at variable rates. The weighted average interest rate of outstanding borrowings under our senior secured credit facilities was approximately 4.8% for the nine months ended June 30, 2005 compared to 4.6% for the nine months ended June 30, 2004.
     Depreciation and amortization - The $4.3 million increase in depreciation and amortization expense from $52.2 million for the nine months ended June 30, 2004 to $56.5 million for the same period in 2005 was primarily the result of incremental depreciation expense on additions to property and equipment during fiscal 2004. These additions are the result of the implementation of our operating strategy, pursuant to which we have made substantial investments in our existing facilities. Beginning October 1, 2004, depreciation and amortization expense reflects a change in the value and the estimated useful lives of our property and equipment and intangible assets. This change in estimate is the result of applying the purchase method of accounting to account for the acquisition of IAS.
     Income tax expense - We recorded a provision for income taxes of $23.9 million, resulting in an effective tax rate of 39.7% for the nine months ended June 30, 2005 and a provision for income taxes of $1.2 million for the nine months ended June 30, 2004. As a result of the Transactions and the related application of the purchase method of accounting, we reduce goodwill, not income tax expense, upon the reduction of the deferred tax valuation allowance. For the periods prior to the Transactions, the deferred portion of the provision for income taxes was reduced by the use of deferred tax assets that were previously reserved with a valuation allowance.
     Net earnings (loss) - We experienced a net loss of $36.0 million for the nine months ended June 30, 2004 compared to net earnings of $36.2 million for the nine months ended June 30, 2005. Net loss for the nine months ended June 30, 2004 includes a $3.6 million gain on the sale of our Rocky Mountain Medical Center property and $8.9 million in write-off of deferred financing costs, along with the previously mentioned loss on early extinguishment of debt and merger expenses.
Liquidity and Capital Resources
Operating Activities
     Our primary sources of liquidity are cash flow provided by our operations, available cash on hand and our revolving credit facility. At June 30, 2005, we had $153.4 million in net working capital, compared to $107.8 million at September 30, 2004. We generated cash from operating activities of $88.8 million during the nine months ended June 30, 2005, compared to $18.3 million during the nine months ended June 30, 2004. The prior year period includes $56.6 million in merger expenses and other costs associated with the Transactions. Net accounts receivable increased $16.8 million from $165.3 million at September 30, 2004 to $182.1 million at June 30, 2005. Excluding third-party settlement receivables, our days of net revenue outstanding at June 30, 2005 were 54 as compared to 50 at September 30, 2004.
Investing Activities
     Investing activities used $113.2 million during the nine months ended June 30, 2005. Capital expenditures, including $6.0 million of amounts accrued in accounts payable for the nine months ended June 30, 2005, were approximately $119.5 million. Our growth strategy requires significant capital expenditures during the year ended September 30, 2005 and future years. We currently expect our capital expenditures for fiscal 2005 to be approximately $140.0 million to $148.0 million, including a total of approximately $45 million in fiscal 2005 for the construction and equipping of The Medical Center of Southeast Texas, our new hospital in Port Arthur, Texas, which opened on April 16, 2005. During the nine months ended June 30, 2005, we had capital expenditures for the construction and equipping of the new hospital totaling $43.6 million. Additionally, during fiscal 2005, we plan to spend $45.0 to $55.0 million for growth and new business projects and $30.0 million for replacement or maintenance related projects at our hospitals. Our plan for fiscal 2005 includes $13.8 million of capital expenditures for North Vista Hospital, which we acquired on February 1, 2004. Finally, during fiscal 2005, we expect to spend an additional $9.8 million in hardware and software related costs towards our total commitment of approximately $30.0 million in connection with the implementation of our new advanced clinical system. Capital expenditures for this system were $7.9 million for the nine months ended June 30, 2005. At June 30, 2005, we had construction and other various projects in progress with an estimated cost to complete and equip over the next three years of approximately $218.1 million.
     In November 2004, we paid $8.5 million in cash for the purchase of a 47-acre parcel of undeveloped land in the East Valley of our Phoenix, Arizona market. We are currently planning for the construction of a new hospital, to be named Mountain Vista Medical Center, on this property, which is projected to cost $160.0 to $170.0 million. During fiscal 2005, we plan on spending another $5.0 million to $10.0 million in planning, architectural design and other costs associated with this project. We currently plan to open the new hospital during fiscal 2007.
     We plan to finance our proposed capital expenditures with cash generated from operations, cash on hand, as well as with available revolver borrowings under our senior secured credit facilities and other capital sources that may become available.
Financing Activities
     Financing activities used $6.4 million during the nine months ended June 30, 2005. During the nine months ended June 30, 2005, we paid $3.5 million to retire our remaining 13% notes that were outstanding. In addition, we repaid $3.2 million pursuant to the terms of our new senior secured credit facilities and repaid $2.3 million in capital leases and other obligations. Financing activities for the nine months ended June 30, 2005 also included $3.9 million in net proceeds received from the syndication of Mountain Vista Medical Center.
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
     The amended and restated senior credit agreement provides for capital expenditure limitations and requires that we comply with various other financial ratios and tests and contains covenants limiting our ability to, among other things, incur additional indebtedness; sell or dispose of assets; make investments, loans or advances; pay certain restricted payments and dividends; or amend the terms of the 8 3/4% notes. Under the amended and restated senior credit agreement, we may acquire hospitals and other related businesses upon satisfaction of certain requirements, including demonstrating pro forma compliance with a maximum senior leverage ratio of 3.5 to 1, along with the maximum total leverage and minimum interest coverage ratios discussed below. Financial related covenants under the amended and restated senior credit agreement, applicable to us as of June 30, 2005, include the following ratios:

June 30,
2005
Actual Total Leverage Ratio	3.99
Maximum Total Leverage Ratio	6.00

Actual Interest Coverage Ratio	3.57
Minimum Interest Coverage Ratio	2.15
     Consolidated EBITDA is defined by the senior secured credit facilities as earnings (loss) before interest expense, income tax expense, depreciation and amortization, loss on early extinguishment of debt, management fees, write-off of debt issue costs, merger expenses, gain (loss) on sale of assets and minority interests. Consolidated EBITDA is used as a basis for the ratios above. Failure to comply with these ratios would constitute an event of default under the new senior secured credit facilities, thereby accelerating all amounts outstanding under the Term Facility and Revolving Facility, including all accrued interest thereon, as due and payable upon demand by the lenders. In addition, the occurrence of an event of default under the new senior secured credit facilities would constitute an event of default under the indenture governing the 8 3/4% notes. Such an event would have a material adverse effect on our liquidity and financial condition.
     At June 30, 2005, $420.8 million was outstanding under the Term Facility, no amounts were outstanding under the Revolving Facility and we had $38.3 million outstanding in letters of credit. During the next twelve months, we are required to repay $4.25 million in principal under our new senior secured credit facilities and $3.4 million under capital leases and other obligations.
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
     The 8 3/4% notes are general unsecured senior subordinated obligations of the issuers, are subordinated in right of payment to their existing and future senior debt, are pari passu in right of payment with any of their future senior subordinated debt and are senior in right of payment to any of their future subordinated debt. Our existing domestic subsidiaries, other than non-guarantor subsidiaries which include Health Choice and our non-wholly owned subsidiaries, are guarantors of the 8 3/4% notes. The indenture governing the 8 3/4% notes generally provides that we may designate other subsidiaries as non-guarantors under certain circumstances. The 8 3/4% notes are effectively subordinated to all of the issuers’ and the guarantors’ secured debt to the extent of the value of the assets securing the debt and are structurally subordinated to all liabilities and commitments (including trade payables and lease obligations) of our subsidiaries that are not guarantors of the 8 3/4% notes.

     As of June 30, 2005, we provided a performance guaranty in the form of a letter of credit in the amount of $20.6 million for the benefit of the Arizona Health Care Cost Containment System to support our obligations under the Health Choice contract to provide and pay for healthcare services. Additionally, Health Choice maintains a cash balance of $5.0 million and an intercompany demand note with us. The amount of the performance guaranty is based in part upon the membership in the plan and the related capitation revenue paid to us.
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
Off-Balance Sheet Arrangements
     We are a party to certain rent shortfall agreements, master lease agreements and other similar arrangements with non-affiliated entities and an unconsolidated entity, in the ordinary course of business. We do not believe we have engaged in any transaction or arrangement with an unconsolidated entity that is reasonably likely to materially affect liquidity.
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
Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), which is a revision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS 123. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Under SFAS No. 123(R) we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include prospective and retroactive adoption methods. We expect to adopt SFAS 123(R) on October 1, 2006. We are evaluating the requirements of SFAS No. 123(R), as well as related guidance recently issued by the Securities and Exchange Commission. We have not yet determined the method of adoption or the effect of adopting the new standard.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. We have in place $675.0 million of senior secured credit facilities bearing interest at variable rates at specified margins above either the agent bank’s alternate base rate or its LIBOR rate. The senior secured credit facilities consist of the Term Facility, which is a $425.0 million, seven-year Tranche B term loan, and the Revolving Facility, which is a $250.0 million, six-year revolving credit facility. Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates on our consolidated financial position, results of operations or cash flows would not be material. As of June 30, 2005, we had variable rate debt of approximately $420.8 million. Holding other variables constant, including levels of indebtedness, a 0.125% increase in interest rates would have had an estimated impact on pre-tax earnings and cash flows for the next twelve month period of $526,000. We have not taken any action to cover interest rate risk and are not a party to any interest rate market risk management activities.
     The Term Facility bears interest at a rate equal to LIBOR plus 2.25% per annum or, at our option, the base rate plus 1.25% per annum, and will mature in 2011. The loans under the Revolving Facility bear interest at a rate equal to the LIBOR rate, plus a margin of 2.00% to 2.50% or, at our option, the base rate, plus a margin of 1.00% to 1.50%, such rate in each case depending on our total leverage ratio. The Revolving Facility matures in 2010. No amounts were outstanding under the Revolving Facility as of June 30, 2005.
     At June 30, 2005, the fair market value of the outstanding 8 3/4% notes was $514.2 million, based upon quoted market prices as of that date.
Item 4. Controls and Procedures
      Evaluations of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2005. Based on this evaluation, the principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports.
      Changes in Internal Control Over Financial Reporting
     During the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     Our hospital in San Antonio, Texas, Southwest General Hospital, has been the subject of an investigation and qui tam litigation relating to the provision of hyperbaric oxygen therapy services. The investigation and litigation related primarily to the time period when Tenet Healthcare Corporation owned the hospital. This investigation and litigation were concluded on or about June 17, 2005, when a settlement was reached with the government and the relator. Tenet Healthcare funded the entire settlement in exchange for a full release for all involved entities, including IASIS and its involved subsidiaries, and has reimbursed IASIS for a portion of its attorneys’ fees incurred in defending this matter. The hospital has no further obligations with regard to the settlement.
Item 4. Submission of Matters to a Vote of Security Holders.
     Effective April 7, 2005, IASIS Investment LLC, the sole stockholder of IAS, pursuant to an action taken on written consent in lieu of a meeting, increased the number of directors of IAS from eight to nine and elected Sharad Mansukani to fill the vacancy created thereby, to serve in accordance with the Bylaws of IAS.

Item 6. Exhibits
     (a)       List of Exhibits:

10.1	Letter Agreement, effective May 6, 2005, amending Lease by and between Sierra Equities, Inc. and Mesa General Hospital, L.P. (1)

31.1	Certification of Principal Executive Officer Pursuant to Rule 15d–14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated May 12, 2005.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IASIS HEALTHCARE LLC

Date: August 12, 2005	By:	/s/ W. Carl Whitmer

W. Carl Whitmer, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Letter Agreement, effective May 6, 2005, amending Lease by and between Sierra Equities, Inc. and Mesa General Hospital, L.P. (1)

31.1	Certification of Principal Executive Officer Pursuant to Rule 15d–14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated May 12, 2005.