Form 10-K
period 2005-09-30
IASIS Healthcare LLC
filed 2005-12-23
CIK 1294632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Registrant’s telephone number, including area code: (615) 844-2747
Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act: None
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES ☑ NO ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
     As of December 23, 2005, 100% of the registrant’s common interests outstanding (all of which are privately owned and are not traded on any public market) were owned by IASIS Healthcare Corporation, its sole member.

i

IASIS HEALTHCARE LLC
Item 1. Business.
Company Overview
          We are a leading owner and operator of medium-sized acute care hospitals in high-growth urban and suburban markets. We operate our hospitals with a strong community focus by offering and developing healthcare services targeted to the needs of the markets we serve, promoting strong relationships with physicians and working with local managed care plans. As of September 30, 2005, we owned or leased 14 acute care hospitals and one behavioral health hospital with a total of 2,219 beds in service. Our hospitals are located in five regions, each of which has a projected population growth rate in excess of the national average:
•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	Tampa-St. Petersburg, Florida;

•	three cities in Texas, including San Antonio; and

•	Las Vegas, Nevada.
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
          We also own and operate a Medicaid managed health plan in Phoenix called Health Choice Arizona, Inc., or Health Choice, that served over 113,000 members as of September 30, 2005. In addition, we have ownership interests in three ambulatory surgery centers.
          For the year ended September 30, 2005, we generated revenue of approximately $1.52 billion, of which 77.0% was derived from our 15 hospitals and three surgery centers.
          Our principal executive offices are located at Dover Centre, 117 Seaboard Lane, Building E, Franklin, Tennessee 37067 and our telephone number at that address is (615) 844-2747. Our Internet website address is www.iasishealthcare.com. Information contained on our website is not part of this annual report on Form 10-K.
Merger and Related Financing Transactions
          IASIS Healthcare Corporation, or IAS, entered into a definitive merger agreement dated as of May 4, 2004 pursuant to which an investor group led by Texas Pacific Group, or TPG, acquired IAS through a merger on June 22, 2004. In order to effect the acquisition, the investor group established IASIS Investment LLC, or IASIS Investment, and a wholly owned subsidiary of IASIS Investment, which merged with and into IAS. In the merger, IAS issued shares of common and preferred stock to IASIS Investment, which is the sole stockholder of IAS after giving effect to the merger. Prior to the merger, IAS contributed substantially all of its assets and liabilities to IASIS Healthcare LLC, or IASIS LLC, in exchange for all of the equity interests in IASIS LLC. As a result, IAS is a holding company, IASIS LLC is a limited liability company consisting of 100% common interests owned by IAS and IAS’s operations are conducted by IASIS LLC and its subsidiaries.
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
Business Strategy
          Our objective is to provide high-quality, cost-effective healthcare services in the communities we serve. The key elements of our business strategy are:

     • Provide High-Quality Services. We strive to provide high-quality services at each of our facilities. We believe that the measurement of quality of care is becoming an increasingly important factor in third-party reimbursement as well as in negotiating preferred managed care contracting rates. Reflecting our commitment to the quality of care and in anticipation of these developments, we have implemented an advanced clinical information system at four of our 14 hospitals to provide us with more timely availability of key clinical care data. We expect to complete installation at five of our hospitals during fiscal 2006 and the remaining five hospitals in 2007. We believe that this system will help us enhance patient safety, reduce medical errors through bar coding, increase staff time available for direct patient care and continue to meet or exceed quality of care indicators for reimbursement.
     • Focus on Operational Excellence. Our management team has extensive multi-facility operating experience and focuses on operational excellence at each of our facilities. We intend to continue to improve our operations and profitability by:
•	using our advanced information systems platform across all of our hospitals to provide us with accurate, real-time and cost-effective financial and clinical information;

•	expanding our profitable product lines and improving our business mix;

•	focusing on efficient staffing, outsourcing programs and supply utilization;

•	capitalizing on purchasing efficiencies and reducing operating costs through monitoring compliance with our national group purchasing contract; and

•	improving our processes for patient registration, including patient qualification for financial assistance and point-of-service collections, billing, collections, managed care contract compliance and all other aspects of our revenue cycle.
     • Strategically Invest in Our Markets to Expand Services and Increase Revenue. Our disciplined approach to investing our capital includes analyzing demographic data, utilizing our advanced information systems to identify the profitability of our product lines and consulting with physicians and payors to prioritize the healthcare needs of the communities we serve. We intend to continue to increase our revenue and local presence by focusing our investment efforts on:
•	upgrading and expanding specialty services and surgical capacity, including cardiology, orthopedics, women’s services and sub-acute care;

•	expanding emergency room capacity;

•	updating our technology in surgery, such as robotic surgery, diagnostic imaging and other medical equipment;

•	increasing capacity and utilization of services at certain of our hospitals; and

•	enhancing the convenience and quality of our outpatient services and expanding outpatient specialty services.
          We are continually engaged in strategic investments in our markets to expand services and increase revenue. Over the past two years, we have invested over $200.0 million in capital expenditures at our facilities. In April 2005 we opened The Medical Center of Southeast Texas, our new, state-of-the-art hospital in Port Arthur, Texas that consolidated the operations of our Mid-Jefferson Hospital and Park Place Medical Center facilities. Long-term, we expect this new hospital to enhance our presence and reduce patient out-migration in the Port Arthur area, increasing our future net revenue.
          Additionally, we are currently constructing a new hospital in the East Valley of our Phoenix, Arizona market. We believe the new hospital, to be known as Mountain Vista Medical Center, will be a leading acute care hospital in the regional service area. We expect this new hospital to open in late fiscal 2007. We expect to expend a total of approximately $162.0 million in connection with construction of the facility, including $12.0 million already spent through September 30, 2005.
     • Recruit and Retain Quality Physicians. Consistent with community needs and regulatory requirements, we intend to continue to recruit and retain quality physicians for our medical staffs and maintain their loyalty to our facilities by:
•	dedicating corporate personnel and resources to physician recruitment;

•	equipping our hospitals with technologically advanced equipment;

•	enhancing physician convenience and access, including the development of medical office space on or near our medical campuses;

•	sponsoring training programs to educate physicians on advanced medical procedures; and

•	allowing physicians to remotely access clinical data through our information systems to facilitate convenient and timely patient care.
     • Continue to Develop Favorable Managed Care Relationships. By utilizing a market-based approach, we plan to negotiate favorable terms with managed care plans, enter into contracts with additional managed care plans and continue aligning reimbursement with acuity of services. Additionally, our advanced information systems improve our hospitals’ ability to administer managed care contracts, helping to ensure that claims are adjudicated correctly. We believe that the broad geographic coverage of our hospitals in certain of the regions in which we operate increases our attractiveness to managed care plans in those areas. Our favorable managed care relationships are evidenced by an increase in our net patient revenue per adjusted admission of 6.5% in fiscal 2005, as compared to the year ended September 30, 2004, driven primarily by managed care rate increases and supplemented by increases in acuity.
     • Selectively Pursue Acquisitions and Strategic Alliances. We intend to selectively pursue hospital acquisitions in existing and new markets where we believe we can improve the financial and operational performance of the acquired hospital and enhance our regional presence. We intend to target hospitals with 100 to 400 beds. We will focus our new market development efforts to acquire under-managed and under-capitalized facilities in growing urban and suburban regions with stable or improving managed care environments and other opportunistic acquisitions. We will also continue to identify opportunities to expand our presence through strategic alliances with other healthcare providers.
     Although we expect our business strategy to increase our patient volumes, certain risk factors could offset those increases to our net revenue. Please see “Risk Factors” beginning on page 22 for a discussion of risk factors affecting our business.
Our Markets
          Our hospitals are located in regions with some of the fastest growing populations in the United States.
Salt Lake City, Utah
          We operate four hospitals with a total of 535 licensed beds in the Salt Lake City area. The population in this area is projected to grow by 6.3% from 2003 to 2008, which is approximately 1.2 times above the projected national average growth rate. We believe our hospitals in Utah benefit from attractive strategic locations. We believe the reimbursement environment in Utah is favorable with the majority of our net patient revenue derived from managed care payors. Over the past three fiscal years we have completed expansion projects at our existing facilities in this market totaling $43.1 million. These projects have provided an additional 73,000 square feet of space with expanded capacity for women’s services, emergency rooms and various diagnostic services, along with upgraded imaging technology. In addition, we expect to spend approximately $40.0 million to $45.0 million in fiscal 2006 on new services and various other renovation and expansion projects in the Salt Lake City area. Our significant capital investments in our Salt Lake City area facilities are yielding strong returns. For the year ended September 30, 2005, we generated approximately 27.3% of our total acute care revenue in this market.
Phoenix, Arizona
          We operate three acute care hospitals and one behavioral health hospital with a total of 555 licensed beds in the Phoenix area. The population in this area is projected to grow by 14.2% from 2003 to 2008, which is nearly 3.0 times the projected national average growth rate. The population in the primary service area for our Mountain Vista Hospital, which is currently under construction in the East Valley area of Phoenix, is projected to grow 24.6% from 2003 to 2008. The projected population growth in this area provides a strategic basis for construction of our new hospital and investment in existing facilities. This growth, coupled with local nursing shortages, has resulted in greater contract labor utilization compared to our other markets. We have implemented a comprehensive nurse recruiting and retention plan to address this issue. We believe we can continue to achieve growth in our existing Phoenix facilities through continued expansion of profitable product lines and improved managed care contracting rates. For the year ended September 30, 2005, exclusive of Health Choice, we generated approximately 23.1% of our total acute care revenue in this market.
Tampa-St. Petersburg, Florida
          We operate three hospitals with a total of 682 licensed beds in the Tampa-St. Petersburg area. The population in this area is projected to grow by 8.1% from 2003 to 2008, which is approximately 1.5 times the projected national average growth rate. Florida has a large Medicare population and moderate to high managed care penetration. We believe we can achieve growth in our Tampa-St. Petersburg market through increasing patient volume, expanding profitable product lines and continuing to capitalize on our niche services. During 2006, we expect to spend approximately $25.0 million to $30.0 million to renovate and expand surgical, imaging and emergency room services at our hospitals in this market. For the year ended September 30, 2005, we generated approximately 17.5% of our total acute care revenue in this market.
Texas
          We operate three hospitals with a total of 659 licensed beds in San Antonio, Odessa, and Port Arthur, Texas. The weighted average projected population growth rate for these cities from 2003 to 2008 is 6.6%, which is approximately 1.3 times the projected national average growth rate. We believe our facilities in Texas benefit from favorable reimbursement rates and the lack of a single dominant competitor in their service areas. For the year ended September 30, 2005, we generated approximately 23.7% of our total acute care revenue in this market.
          In April 2005, we opened The Medical Center of Southeast Texas, a new 210-bed hospital, in Port Arthur, Texas. The new hospital consolidated the medical staffs and the operations of Mid-Jefferson Hospital and Park Place Medical Center. We believe that this new state-of-the-art hospital will reduce patient out-migration from, and will be a leading provider of acute care services in, the Port Arthur area. As discussed further in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” this hospital sustained roof and water intrusion damage during Hurricane Rita in September 2005. The majority of services at the hospital became operational during October and November of 2005. The fifth floor of the hospital continues to be out of operation, and the permanent repair and replacement of the roof remains outstanding. In addition to the new hospital, we have spent approximately $11.9 million over the past three fiscal years to expand emergency room capacity and upgrade imaging and other diagnostic equipment at our other two Texas facilities.
Las Vegas, Nevada
          Effective February 1, 2004, we acquired North Vista Hospital (formerly known as Lake Mead Medical Center), with a total of 198 licensed beds, in Las Vegas. The population in this area is projected to grow by 19.7% from 2003 to 2008, at approximately 4.5 times the projected national average growth rate, which would make it one of the fastest growing populations in the United States. We plan to improve the operating performance of North Vista Hospital by making improvements to the facility, investing in profitable product lines, focusing on managed care contracting and improving the business office. For the year ended September 30, 2005, we generated approximately 7.8% of our total acute care revenue in this market.
Our Properties
          We operate 14 acute care hospitals and one behavioral health hospital and have ownership interests in three ambulatory surgery centers. We own 13 and lease two of our hospitals. Four of the acute care hospitals we own have third-party investors. The following table contains information concerning our hospitals and ambulatory surgery centers.

		Licensed
Hospitals	City	Beds
Utah
Davis Hospital & Medical Center (1)	Layton	136
Jordan Valley Hospital (2)	West Jordan	92
Pioneer Valley Hospital (3)	West Valley City	139
Salt Lake Regional Medical Center	Salt Lake City	168
Arizona
Mesa General Hospital Medical Center (4)	Mesa	126
St. Luke’s Medical Center (5)	Phoenix	320
Tempe St. Luke’s Hospital	Tempe	109
Florida
Memorial Hospital of Tampa	Tampa	174
Palms of Pasadena Hospital	St. Petersburg	307
Town & Country Hospital	Tampa	201
Nevada
North Vista Hospital	Las Vegas	198
Texas
Odessa Regional Hospital (6)	Odessa	146
Southwest General Hospital	San Antonio	289
The Medical Center of Southeast Texas (7)	Port Arthur	224

Total		2,629

Surgery Centers
Utah
Davis Surgical Center (8)	Layton	—
Arizona
Biltmore Surgery Center (9)	Phoenix	—
Arizona Diagnostic and Surgery Center	Mesa	—

(1)	Owned by a limited partnership in which we own a 97.5% interest.

(2)	Owned by a limited partnership in which we own a 97.4% interest.

(3)	Leased under an agreement that expires on January 31, 2019. We have options to extend the term of the lease through January 31, 2039.

(4)	Leased under an agreement that expires on July 31, 2008.

(5)	Includes St. Luke’s Behavioral Hospital, which has 85 licensed beds.

(6)	Owned by a limited partnership in which we own an 88.8% interest.

(7)	Owned by a limited partnership in which we own an 87.5% interest.

(8)	Owned by a joint venture in which we own a 25.5% interest.

(9)	Owned by a joint venture in which we own a 62.4% interest.
          We also operate and lease medical office buildings in conjunction with our hospitals. These office buildings are occupied primarily by physicians who practice at our hospitals.
          In November 2004, we acquired land for $8.5 million in the East Valley area of Phoenix where our new hospital, Mountain Vista Medical Center, is currently under construction. Various third-party investors own 9.0% of the subsidiary which will operate the new hospital.
          In April 2005, we opened The Medical Center of Southeast Texas (included in the table above). Simultaneously with the new hospital’s opening, substantially all of the services at Park Place Medical Center in Port Arthur, Texas, and Mid-Jefferson Hospital in Nederland, Texas, moved to the new facility. We continue to own the land and buildings at these two closed facilities at September 30, 2005.
          In September 2005, we invested $3.7 million in a limited partnership which owns land in Las Vegas, Nevada. We are the sole general partner in this limited partnership and intend to hold the land for possible future development for healthcare delivery purposes.
Major Expansion & Renovation Projects
          The following table illustrates a few of our major expansion and renovation projects underway as of October 1, 2005.

Projected
Hospital	Cost
(in millions)
Phoenix
Mountain Vista Medical Center – new facility	$161.2

Utah
Salt Lake Regional Medical Center – expansion and renovation	$14.2

Texas
Southwest General Hospital – expansion	$23.5

Florida
Memorial Hospital of Tampa – emergency department expansion	$4.8
We estimate that these projects will cost a total of approximately $203.7 million. As of September 30, 2005, we have spent approximately $18.9 million related to these projects. We expect to spend an additional $184.8 million on these projects over the next two fiscal years. We anticipate that each of the expansion projects shown in the table above will allow for the expansion of healthcare services in the respective markets.
Mountain Vista Medical Center – new facility
Construction has begun on Mountain Vista Medical Center, a new 171-bed acute care hospital in the East Valley area of Phoenix, Arizona. The primary service area for the new facility represents the fastest growing region in the United States, with an estimated population growth 4.7 times the national average. This area also has a favorable demographic mix with a substantial Medicare population, coupled with an emerging middle age population. We anticipate that the new hospital will strengthen our market presence in the area and improve our position for managed care contracting. The new hospital, which is expected to open in late fiscal 2007, will be a full service hospital with emphasis on cardiology and cardiovascular care, general surgery, orthopedics, oncology, rehab and other profitable product lines.
Salt Lake Regional Medical Center – expansion and renovation
This project represents the second phase of an approximately $28.5 million expansion and renovation project for specialty services such as cardiovascular care, neurology, orthopedics, brachytherapy and other profitable product lines. The first phase, which was completed during fiscal 2005, included expansion of surgical capacity, renovation of certain medical/surgical floors and the upgrade of the hospital’s radiology services with a new MRI and PET/CT scanner. Phase two, which is expected to be completed by the fourth quarter of fiscal 2006, continues the expansion and renovation of various departments and product lines, including surgery, radiology and certain inpatient floors. In addition, this phase includes the development of a new 66,000 square foot medical office building by a third party which will be connected to the central wing of the hospital.
Southwest General Hospital – expansion
This hospital is located in the high-growth southwest region of San Antonio, Texas. Projected population growth, along with current capacity constraints at the hospital, has resulted in the need to expand the hospital’s successful women’s health service line. This project will include 27,000 square feet of new space for six labor-delivery rooms, 14 post partum rooms and an expanded neonatal intensive care unit. In addition, this project will expand the capacity of the operating rooms to allow for new surgical services. This project is expected to be completed by the third quarter of fiscal 2007.
Memorial Hospital of Tampa – emergency department expansion
In order to address capacity issues, this hospital recently began a project for the expansion of the emergency department to provide an additional 12 beds, four of which will be designated as “fast track.” The project includes complete relocation and redesign of the emergency room to facilitate easier access and a reduction in lengths of stay. This project is expected to be completed by the fourth quarter of fiscal 2006.

Hospital Operations
          Our senior management team has extensive multi-facility operating experience and focuses on maintaining clinical and operational excellence at our facilities. At each hospital we operate, we have implemented policies and procedures to improve the hospital’s operating and financial performance. A hospital’s local management team is generally comprised of a chief executive officer, chief financial officer and chief nursing officer. Local management teams, in consultation with our corporate staff, develop annual operating plans setting forth revenue growth and operating profit strategies. These strategies can include the expansion of services offered by the hospital and the recruitment of physicians in each community, as well as plans to reduce costs by improving operating efficiencies. We believe that the competence, skills and experience of the management team at each hospital is critical to the hospital’s success because of its role in executing the hospital’s operating plan. Our performance-based compensation program for each local management team is based upon the achievement of qualitative and quantitative goals set forth in the annual operating plan. Our hospital management teams are advised by boards of trustees that include members of hospital medical staffs as well as community leaders. Each board of trustees establishes policies concerning medical, professional and ethical practices, monitors such practices and is responsible for ensuring that these practices conform to established standards.
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
          We operate 14 acute care hospitals and one behavioral health hospital and have ownership interests in three ambulatory surgery centers. We own 13 and lease two of our hospitals. Four of the acute care hospitals we own have third-party investors. Our fifteenth acute care hospital, Mountain Vista Medical Center, is currently under construction in the East Valley of Phoenix, Arizona.
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
Sources of Revenue
          We receive payment for patient services from:
•	the federal government, primarily under the Medicare program;

•	state Medicaid programs, including managed Medicaid plans;

•	managed care payors, including health maintenance organizations, preferred provider organizations and managed Medicare plans; and

•	individual patients and private insurers.
          The following table presents the approximate percentages of net patient revenue from these sources:

	Percentage of Net Patient Revenue
	Years Ended September 30,
Payor Source	2005	2004	2003
Medicare	26.6%	26.3%	27.6%
Medicaid	13.1	14.1	12.4
Managed care	44.5	43.5	45.2
Self-pay and other	15.8	16.1	14.8

Total(1)	100.0%	100.0%	100.0%

(1)	For the years ended September 30, 2005, 2004 and 2003, net patient revenue comprised 76.8%, 78.4% and 84.2%, respectively, of our total net revenue.
          Most of our hospitals offer discounts from established charges to managed care plans if they are large group purchasers of healthcare services. These discount programs generally limit our ability to increase net patient revenue in response to increasing costs. Patients generally are not responsible for any difference between established hospital charges and amounts reimbursed for such services under Medicare, Medicaid, health maintenance organizations, preferred provider organizations or private insurance plans. Patients generally are responsible for services not covered by these plans, and exclusions, deductibles or co-insurance features of their coverage. Collecting amounts due from patients is more difficult than collecting from governmental programs or managed care plans. Increases in the population of uninsured individuals, changes in the states’ indigent and Medicaid eligibility requirements and continued efforts by employers to pass more out-of-pocket health care costs to employees in the form of increased co-payments and deductibles have resulted in an increase in our provision for bad debts. In fiscal 2005, we expanded our charity care policy to cover uninsured patients with incomes above 200% of the federal poverty level. Under the new program, a sliding scale of reduced rates is offered to uninsured patients with incomes between 200% and 400% of the federal poverty level at all of our hospitals.
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
Employees And Medical Staff
          As of September 30, 2005, we had approximately 8,800 employees, including approximately 2,800 part-time employees. We consider our employee relations to be good. In certain markets, there is currently a shortage of nurses and other medical support personnel. We recruit and retain nurses and medical support personnel by creating a desirable, professional work environment, providing competitive wages, benefits and long-term incentives, and providing career development and other training programs. In order to supplement our current employee base, we are expanding our relationship with colleges, universities and other medical education institutions in our markets and recruiting nurses and other medical support personnel from abroad. Our hospitals are staffed by licensed physicians who have been admitted to the medical staff of our individual hospitals. Any licensed physician may apply to be admitted to the medical staff of any of our hospitals, but admission to the staff must be approved by each hospital’s medical staff and the appropriate governing board of the hospital in accordance with established credentialing criteria.
          Our employees are not subject to collective bargaining agreements, although nurses at one of the hospitals in our Salt Lake City, Utah market voted in the third quarter of fiscal 2002 regarding union representation. These ballots have been impounded by the National Labor Relations Board (NLRB) pending the results of an appeal filed by us. We anticipate a decision from the NLRB regarding our appeal in fiscal 2006. Because we believe that unionization is not in the best interests of the hospital’s employees or patients, we are vigorously opposing the unionization attempt. We do not believe this unionization attempt will be ultimately successful or would have a material effect on our financial condition or results of operations.
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
Reimbursement
          Medicare. Medicare is a federal program that provides hospital and medical insurance benefits to persons age 65 and over, some disabled persons and persons with end-stage renal disease. All of our hospitals are certified as providers of Medicare services. Under the Medicare program, acute care hospitals receive reimbursement under a prospective payment system for inpatient and outpatient hospital services. Currently, certain types of facilities are exempt or partially exempt from the prospective payment system methodology, including psychiatric hospitals and specially designated units, children’s hospitals and cancer hospitals. Hospitals and units exempt from the prospective payment system are reimbursed on a reasonable cost-based system, subject to cost limits.
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
          The diagnosis related group rates are adjusted each federal fiscal year and have been affected by federal legislation. The index used to adjust the diagnosis related group rates, known as the “market basket index,” gives consideration to the inflation experienced by hospitals and entities outside of the healthcare industry in purchasing goods and services. However, for several years the percentage increases to the diagnosis related group rates have been lower than the percentage increases in the costs of goods and services purchased by hospitals. Under the Medicare, Medicaid, and SCHIP Benefit Improvement and Protection Act of 2000, the diagnosis related group rate increased in the amount of the full market basket for federal fiscal year 2005 if the facility submitted data for ten patient care indicators to the Secretary of Health and Human Services. Further, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 provides for diagnosis related group rate increases for federal fiscal years 2006 and 2007 at the full market basket, if the facility submits data for ten patient care indicators to the Secretary of Health and Human Services. We currently have the ability to monitor our compliance with the quality indicators and intend to submit the quality data required to receive the full market basket pricing update when appropriate. Those hospitals not submitting data on the quality indicators will receive an increase equal to the market basket rate minus 0.4%. Consistent with this law, the Centers for Medicare & Medicaid Services (CMS) issued a final rule that provides for an increase in the hospital diagnosis related group payment rates by the full market basket of 3.7% for fiscal year 2006 for those hospitals submitting data on the ten quality indicators. Under the final rule, those hospitals not submitting the required data will receive an increase in payment equal to the market basket minus 0.4%. On December 21, 2005, the U.S. Senate passed legislation that requires hospitals to report data on 22 quality measures beginning in federal fiscal year 2007. Hospitals that do not report such data would receive a payment update of the market basket rate minus 2%. The legislation requires that the Secretary of Health and Human Services add additional quality measures in federal fiscal year 2008. The U.S. House of Representatives has passed similar legislation but must pass the final version of this legislation before this legislation goes to the U.S. President for signature. Based on the historical adjustments to the market baskets, future legislation may decrease the future rate of increase for diagnosis related group payments, but we are unable to predict the amount of the reduction.
          In 2003, CMS published a final rule modifying the methodology for determining Medicare outlier payments in order to ensure that only the highest cost cases are entitled to receive additional payments under the inpatient prospective payment system. For discharges occurring on or after October 1, 2003, outlier payments are based on either a provider’s most recent tentatively settled cost report or the most recent settled cost report, whichever is from the latest cost reporting period. Previously, outlier payments had been based on the most recent settled cost report, resulting in excessive outlier payments for some hospitals. The final rule requires, in most cases, the use of hospital-specific cost to charge ratios instead of a statewide ratio. Further, outlier payments may be adjusted retroactively to recoup any past outlier overpayments plus interest or to return any underpayments plus interest. We believe that these changes to the outlier payment methodology have not had and will not have a material adverse effect on our business, financial position or results of operations.
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
          All services paid under the prospective payment system for hospital outpatient services are classified into groups called ambulatory payment classifications or “APCs.” Services in each APC are similar clinically and in terms of the resources they require. A payment rate is established for each APC. CMS increased the conversion factor for calendar year 2005 by approximately 3.3%. CMS has published a final rule increasing payment rates for calendar year 2006 by 3.7%. We anticipate that future legislation may decrease the future rate of increase for APC payments, but we are unable to predict the amount of the reduction.
          Under the outpatient prospective payment system, hospitals may receive additional amounts known as “pass-through payments” for using new technology, but the total amount of pass-through payments in a calendar year is subject to a cap. For calendar year 2004 and subsequent years, the cap has been reduced to 2.0% of projected total payments under the hospital outpatient prospective payment system. CMS has announced that pass-through payments for calendar year 2006 will not be reduced because these payments are not expected to exceed the statutory cap. CMS may implement reductions in the pass-through payments in future years to reflect the cap.
          On December 21, 2005, the U.S. Senate passed legislation that reduces federal funding for Medicare and Medicaid by approximately $11 billion over five years. Among other changes, the legislation reduces payments for certain imaging services and home health care services. The legislation also increases premiums that certain Medicare recipients pay for physician services, directs CMS to extend its policy against processing new provider enrollment applications for specialty hospitals, and temporarily relaxes rules regarding the conditions necessary to qualify as an inpatient rehabilitation hospital or unit. The U.S. House of Representatives has passed similar legislation but must pass the final version of this legislation before this legislation goes to the U.S. President for signature. We believe that the changes contained in this legislation would not have a significant impact on our operations.
          Hospitals that treat a disproportionately large number of low-income patients (Medicaid and Medicare patients eligible to receive supplemental Social Security income) currently receive additional payments from the federal government in the form of Disproportionate Share Payments. CMS is required by law to study the formula used to calculate these payments. One change being considered would give greater weight to the amount of uncompensated care provided by a hospital than it would to the number of low-income patients treated, and CMS started collecting uncompensated care data from hospitals in 2003. In addition, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 increases Disproportionate Share Payments effective April 1, 2004 for rural hospitals and some urban hospitals.
          Inpatient rehabilitation hospitals and designated units were fully transitioned from a reasonable cost reimbursement system to a prospective payment system in 2002. Under this prospective payment system, patients are classified into case mix groups based upon impairment, age, comorbidities and functional capability. Inpatient rehabilitation facilities are paid a predetermined amount per discharge that reflects the patient’s case mix group and is adjusted for area wage levels, low-income patients, rural areas and high-cost outliers. For federal fiscal year 2005, CMS updated the payment rate for inpatient rehabilitation facilities by the full market basket rate of 3.1%. The update for federal fiscal year 2006 is the full market basket rate of 3.6%.
          On May 7, 2004, CMS issued a final rule modifying the criteria for classification as an inpatient rehabilitation facility as a result of data indicating that most facilities do not meet the existing criteria. Under the previous rules, in order for a facility to be considered an inpatient rehabilitation facility, at least 75% of the facility’s inpatient population during the most recent 12-month cost reporting period must have required intensive rehabilitation services for one or more of ten specified conditions. The new rule expands the list of specified conditions to thirteen and temporarily reduces the percentage of the patient population who must have one of the specified conditions. For cost reporting periods beginning on or after July 1, 2004 to June 30, 2005, 50% of the facility’s inpatient population must have one of the specified conditions in order to meet the criteria. For cost reporting periods beginning on or after July 1, 2005 to June 30, 2006, 60% of the facility’s inpatient population must have one of the specified conditions. For cost reporting periods beginning on July 1, 2006 to June 30, 2007, 65% of the facility’s inpatient population must have one of the specified conditions. During this transition period, CMS will study the utilization of rehabilitation services. Unless CMS takes further regulatory action, for cost reporting periods beginning on or after July 1, 2007, 75% of the facility’s inpatient population must have one of the specified conditions. In 2004, Congress enacted legislation preventing CMS from enforcing this rule until the Government Accountability Office (GAO) completed a study on the rule’s impact on inpatient rehabilitation facilities and patients. The GAO completed its study in April 2005, and in June 2005 CMS announced that it would enforce the May 2004 rule. On December 21, 2005, the U.S. Senate passed legislation that freezes the current 60% threshold for an additional year. Under the legislation, until June 30, 2007, 60% of the facility’s inpatient population must have one of the specified conditions. From July 1, 2007 to June 30, 2008, 65% of the facility’s inpatient population must have one of the specified conditions, and beginning July 1, 2008, 75% of the facility’s inpatient population must have one of the specified conditions. The U.S. House of Representatives has passed similar legislation but must pass the final version of this legislation before this legislation goes to the U.S. President for signature. As of September 30, 2005, we operated seven inpatient rehabilitation units within our hospitals.

          Currently, Medicare reimburses inpatient psychiatric hospitals and units on a blend of prospective payments and reasonable-cost bases, subject to certain cost limits. In 2004, CMS published a final rule to implement a prospective payment system for these inpatient psychiatric facilities effective for cost report periods beginning on or after January 1, 2005, with a three year transition period. Under this prospective payment system, inpatient psychiatric facilities will receive a federal per diem base rate that is based on the sum of the average routine operating, ancillary and capital costs for each patient day of psychiatric care in an inpatient psychiatric facility, adjusted for budget neutrality. This federal per diem base rate will be further adjusted to reflect certain patient and facility characteristics, including patient age, certain diagnostic related groups, facility wage index adjustment, and facility rural location. Beginning in 2006, the payment rates will be adjusted annually on a July 1 update cycle. Inpatient psychiatric facilities will receive additional outlier payments for cases in which estimated costs for the case exceed an adjusted threshold amount plus the total adjusted payment amount for the stay. The initial adjusted threshold amount will be $5,700. As of September 30 2005, we operated one behavioral health hospital and four specially designated psychiatric units that will be subject to these rules, as they are implemented.
          CMS has established a prospective payment system for Medicare skilled nursing units, under which units are paid a federal per diem rate for virtually all covered services. The effect of the new payment system generally has been to significantly reduce reimbursement for skilled nursing services, which has led many hospitals to close such units. For federal fiscal year 2006, CMS updated the payment rate for skilled nursing units by the full market basket of 3.1%.
Medicaid
          Medicaid programs are jointly funded by federal and state governments and are administered by states under an approved plan that provides hospital and other healthcare benefits to qualifying individuals who are unable to afford care. All of our hospitals are certified as providers of Medicaid services. State Medicaid programs may use a prospective payment system, cost-based or other payment methodology for hospital services. Medicaid programs are required to take into account and make additional payments to hospitals serving disproportionate numbers of low income patients with special needs. Some of our hospitals receive such additional payments. The federal government and many states from time to time consider altering the level of Medicaid funding or expanding Medicaid benefits in a manner that could adversely affect future levels of Medicaid reimbursements received by our hospitals. The fiscal year 2006 budget approved by Congress contemplates an approximately $10 billion reduction in federal Medicaid funding over five years. On December 21, 2005, however, the U.S. Senate passed legislation that reduces federal funding for Medicaid by approximately $4.8 billion over five years. The U.S. House of Representatives has passed similar legislation but must pass the final version of this legislation before this legislation goes to the U.S. President for signature. Enrollment in managed Medicaid plans has increased in recent years, as state governments seek to control the cost of Medicaid programs.
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

Managed Care
          Managed care payors, including health maintenance organizations and preferred provider organizations, are organizations that provide insurance coverage and a network of healthcare providers to members for a fixed monthly premium. To control costs, these organizations typically contract with hospitals and other providers for discounted prices, review medical services to ensure that no unnecessary services are provided and market providers within their networks to patients. A significant percentage of our overall payor mix is commercial managed care. We generally receive lower payments for similar services from commercial managed care payors than from traditional commercial/indemnity insurers.
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
          The Office of the Inspector General of the U.S. Department of Health and Human Services, or OIG, has published final safe harbor regulations that outline categories of activities that are deemed protected from prosecution under the anti-kickback statute. Currently there are safe harbors for various activities, including the following: investment interests, space rental, equipment rental, practitioner recruitment, personal services and management contracts, sale of practice, referral services, warranties, discounts, employees, group purchasing organizations, waiver of beneficiary coinsurance and deductible amounts, managed care arrangements, obstetrical malpractice insurance subsidies, investments in group practices, ambulatory surgery centers, and referral agreements for specialty services.
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
          The OIG, among other regulatory agencies, is responsible for identifying and eliminating fraud, abuse and waste. The OIG carries out this mission through a nationwide program of audits, investigations and inspections. In order to provide guidance to healthcare providers, the OIG has from time to time issued “fraud alerts” that, although they do not have the force of law, identify features of a transaction that may indicate that the transaction could violate the anti-kickback statute or other federal healthcare laws. The OIG has identified several incentive arrangements as potential violations, including:
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
          In addition to issuing fraud alerts, the OIG from time to time issues compliance program guidance for certain types of healthcare providers. In January 2005, the OIG issued supplemental compliance program guidance for hospitals. In the supplemental compliance guidance, the OIG identifies areas of potential risk of liability under federal fraud and abuse statutes and regulations. These areas of risk include compensation arrangements with physicians, recruitment arrangements with physicians and joint venture relationships with physicians. The OIG recommends structuring arrangements to fit squarely within a safe harbor.
          We have a variety of financial relationships with physicians who refer patients to our hospitals. Physicians currently own interests in two of our ambulatory surgery centers, four of our hospitals and one facility currently under construction. We may sell ownership interests in certain other of our facilities to physicians and other qualified investors in the future. We also have other joint venture relationships with physicians and contracts with physicians providing for a variety of financial arrangements, including employment contracts, leases and professional service agreements. We provide financial incentives to recruit physicians to relocate to communities served by our hospitals, including minimum cash collections guaranties and forgiveness of repayment obligations. Although we have established policies and procedures to ensure that our arrangements with physicians comply with current law and available interpretations, we cannot assure you that regulatory authorities that enforce these laws will not determine that some of these arrangements violate the anti-kickback statute or other applicable laws. This determination could subject us to liabilities under the Social Security Act, including criminal penalties of imprisonment or fines, civil penalties up to $50,000, damages up to three times the total amount of the improper payment to the referral source and exclusion from participation in Medicare, Medicaid or other federal healthcare programs, any of which could have a material adverse effect on our business, financial condition or results of operations.
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
          The Social Security Act also includes a provision commonly known as the “Stark Law.” This law prohibits physicians from referring Medicare and Medicaid patients to entities with which they or any of their immediate family members have a financial relationship for the provision of certain designated health services that are reimbursable by Medicare or Medicaid, including inpatient and outpatient hospital services. The law also prohibits the entity from billing the Medicare program for any items or services that stem from a prohibited referral. Sanctions for violating the Stark Law include civil money penalties up to $15,000 per item or service improperly billed and exclusion from the federal healthcare programs. There are a number of exceptions to the self-referral prohibition, including an exception for a physician’s ownership interest in an entire hospital as opposed to an ownership interest in a hospital department. There are also exceptions for many of the customary financial arrangements between physicians and providers, including employment contracts, leases, professional services agreements, non-cash gifts having a value less than $308 and recruitment agreements.
          In 2003, Congress passed legislation that modifies the hospital ownership exception to the Stark Law by creating an 18-month moratorium on allowing physicians to own interests in new specialty hospitals. During the moratorium, the Department of Health and Human Services was required to conduct an analysis of specialty hospitals, including payment issues, quality of care provided and physician referral patterns to these facilities. The Medicare Payment Advisory Commission was also required to study cost and payment issues related to specialty hospitals. The moratorium applied to hospitals that primarily or exclusively treated cardiac, orthopedic or surgical conditions or any other specialized category of patients or cases designated by regulation, unless the hospitals were in operation or development before November 18, 2003, did not increase the number of physician investors, and met certain other requirements. The moratorium expired on

June 8, 2005. In March 2005, the Medicare Payment Advisory Commission issued its report on specialty hospitals, in which it recommended that Congress extend the moratorium until January 1, 2007, modify payments to hospitals to reflect more closely the cost of care and allow certain types of gainsharing arrangements. In May 2005, the Department issued a report of its analysis of specialty hospitals in which it recommended reforming certain inpatient hospital services and ambulatory surgery center services payment rates that may encourage the establishment of specialty hospitals and closer scrutiny of the processes for approving new specialty hospitals for participation in Medicare. Further, the Department has suspended processing new provider enrollment applications for specialty hospitals until January 2006, creating in effect a moratorium on new specialty hospitals. On December 21, 2005, the U.S. Senate passed legislation that directs the Department to continue the temporary suspension on the enrollment of new specialty hospitals until the earlier of six months following the enactment of the legislation or the release of a report by the Department on physician investment in specialty hospitals. Under the legislation, the Department must extend the suspension for an additional two months if it has not released this report within six months of the enactment of the legislation. The U.S. House of Representatives has passed similar legislation but must pass the final version of this legislation before this legislation goes to the U.S. President for signature.
          In December 2004, the Medicare Payment Advisory Commission considered a draft recommendation that Congress eliminate the exception for physician ownership in an entire hospital. This draft recommendation would have exempted existing physician-owned hospitals from the change in law, subject to certain restrictions. In January 2005, the Medicare Payment Advisory Commission agreed to recommend extending the specialty hospital moratorium, instead of recommending eliminating the exception for physician ownership in an entire hospital.
          CMS has issued final regulations implementing the Stark Law which became effective on or before July 26, 2004. While these regulations help clarify the requirements of the exceptions to the Stark Law, until the government begins enforcement of the rules, it is difficult to determine fully their effect. We cannot assure you that the arrangements entered into by the Company and our hospitals will be found to be in compliance with the Stark Law, as it ultimately may be interpreted.
          Evolving interpretations of current, or the adoption of new, federal or state laws or regulations could affect many of the arrangements entered into by each of our hospitals. In addition, law enforcement authorities, including the OIG, the courts and Congress are increasing scrutiny of arrangements between healthcare providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to improperly pay for patient referrals and or other business.
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
The Federal False Claims Act and Similar State Laws
          Another trend affecting the healthcare industry today is the increased use of the federal False Claims Act, and, in particular, actions being brought by individuals on the government’s behalf under the False Claims Act’s “qui tam” or whistleblower provisions. Whistleblower provisions allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the federal government. If the government intervenes in the action and prevails, the party filing the initial complaint may share in any settlement or judgment. If the government does not intervene in the action, the whistleblower plaintiff may pursue the action independently, and may receive a larger share of any settlement or judgment. When a private party brings a qui tam action under the

False Claims Act, the defendant generally will not be made aware of the lawsuit until the government commences its own investigation or makes a determination whether it will intervene.
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
The Health Insurance Portability and Accountability Act of 1996
          The Health Insurance Portability and Accountability Act of 1996 requires the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the healthcare industry. The Department of Health and Human Services published final regulations establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. Compliance with these standards became mandatory for our company on October 16, 2003, although the Department of Health and Human Services accepted noncompliant Medicare claims through September 30, 2005. The Department of Health and Human Services recently proposed a rule that would establish standards for electronic health care claims attachments.
          The Health Insurance Portability and Accountability Act also requires the Department of Health and Human Services to adopt standards to protect the security and privacy of health-related information. The Department of Health and Human Services released final regulations containing privacy standards, which became mandatory on April 14, 2003. The privacy regulations extensively regulate the use and disclosure of individually identifiable health-related information. The privacy regulations also provide patients with significant new rights related to understanding and controlling how their health information is used or disclosed. The Department of Health and Human Services released final security regulations which became mandatory on April 20, 2005 and require health care providers to implement administrative, physical and technical practices to protect the security of individually identifiable health information that is electronically maintained or transmitted.
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
The Emergency Medical Treatment and Active Labor Act
          The Federal Emergency Medical Treatment and Active Labor Act (EMTALA) was adopted by Congress in response to reports of a widespread hospital emergency room practice of “patient dumping.” At the time of the enactment, patient dumping was considered to have occurred when a hospital capable of providing the needed care sent a patient to another facility or simply turned the patient away based on such patient’s inability to pay for his or her care. The law imposes requirements upon physicians, hospitals and other facilities that provide emergency medical services. Such requirements pertain to what care must be provided to anyone who comes to such facilities seeking care before they may be transferred to another facility or otherwise denied care. The government broadly interprets the law to cover situations in which patients do not actually present to a hospital’s emergency department, but present to a hospital-based clinic that treats emergency medical conditions on an urgent basis or are transported in a hospital-owned ambulance, subject to certain exceptions. EMTALA does not generally apply to patients admitted for inpatient services. Sanctions for violations of this statute include termination of a hospital’s Medicare provider agreement, exclusion of a physician from participation in Medicare and Medicaid programs and civil money penalties. In addition, the law creates private civil remedies that enable an individual who suffers personal harm as a direct result of a violation of the law, and a medical facility that suffers a financial loss as a direct result of another participating hospital’s violation of the law, to sue the offending hospital for damages and equitable relief. Although we believe that our practices are in material compliance with the law, we can give no assurance that governmental officials responsible for enforcing the law, individuals or other medical facilities will not assert from time to time that our facilities are in violation of this statute.
Healthcare Reform
          The healthcare industry attracts much legislative interest and public attention. Changes in the Medicare, Medicaid and other programs, hospital cost-containment initiatives by public and private payors, proposals to limit payments and healthcare spending and industry-wide competitive factors are highly significant to the healthcare industry. For example, on December 21, 2005, the U.S. Senate passed legislation that reduces federal funding for Medicare and Medicaid by approximately $11 billion over five years. The U.S. House of Representatives has passed similar legislation but must pass the final version of this legislation before this legislation goes to the U.S. President for signature. In addition, a framework of extremely complex federal and state laws, rules and regulations governs the healthcare industry and, for many provisions, there is little history of regulatory or judicial interpretation upon which to rely.
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
Healthcare Industry Investigations
          Significant media and public attention has focused in recent years on the hospital industry. Recently, increased attention has been paid by government investigators as well as private parties pursuing civil lawsuits to the amounts charged by hospitals to uninsured and indigent patients and the related collection practices of hospitals. Other current areas of interest include hospitals with high Medicare outlier payments and recruitment arrangements with physicians. Further, there are numerous ongoing federal and state investigations regarding multiple issues. These investigations have targeted hospital companies as well as their executives and managers. We have substantial

Medicare, Medicaid and other governmental billings, which could result in heightened scrutiny of our operations. We continue to monitor these and all other aspects of our business and have developed a compliance program to assist us in gaining comfort that our business practices are consistent with both legal principles and current industry standards. However, because the law in this area is complex and constantly evolving, we cannot assure you that government investigations will not result in interpretations that are inconsistent with industry practices, including ours. In public statements surrounding current investigations, governmental authorities have taken positions on a number of issues, including some for which little official interpretation previously has been available, that appear to be inconsistent with practices that have been common within the industry and that previously have not been challenged in this manner. In some instances, government investigations that have in the past been conducted under the civil provisions of federal law may now be conducted as criminal investigations. Additionally, the federal government has recently indicated that it plans to expand its use of civil monetary penalties and Medicare program exclusions to focus on those in the healthcare industry who accept kickbacks or present false claims, in addition to the federal government’s continuing efforts to focus on the companies that offer or pay kickbacks.
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
          In September 2005, IAS received a subpoena from the OIG. The subpoena requests production of documents, dating back to January 1999, primarily related to contractual arrangements between certain physicians and our hospitals, including leases, medical directorships and recruitment agreements. We maintain a comprehensive compliance program designed to ensure that we maintain high standards of conduct in the operation of our business in compliance with all applicable laws. Although we continue to be fully committed to regulatory compliance and will cooperate diligently with governmental authorities regarding this matter, there can be no assurance as to the outcome of this matter. If this matter were to be determined unfavorably to us, it could have a material adverse effect on our business, financial condition and results of operations. Further, the outcome of this matter may result in significant fines, other penalties and adverse publicity.
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
Health Choice
          Health Choice is a prepaid Medicaid managed health plan in the Phoenix, Arizona area. For the years ended September 30, 2005, 2004 and 2003, Health Choice net revenue comprised approximately 23%, 21% and 14%, respectively, of our total net revenue. Health Choice derives its revenue through a contract with the Arizona Health Care Cost Containment System to provide specified health services to qualified Medicaid enrollees through contracts with providers. The contract requires us to provide healthcare services in exchange for fixed periodic payments and supplemental payments from the Arizona Health Care Cost Containment System. These services are provided regardless of the actual costs incurred to provide these services. We receive reinsurance and other supplemental payments from the Arizona Health Care Cost Containment System to cover certain costs of healthcare services that exceed certain thresholds. Health Choice is reimbursed for healthcare costs that exceed stated amounts at rates ranging from 75% to 100% of qualified healthcare costs in excess of stated levels of $15,000 to $35,000 depending on medical condition and eligibility classification of the member. Qualified costs are the amount paid by Health Choice in reimbursement for the member’s health care services.
          Heath Choice entered into a new three-year contract with the Arizona Health Care Cost Containment System effective October 1, 2003. As a result of our new contract, our membership at Health Choice has increased from approximately 105,000 as of September 30, 2004 to over 113,000 as of September 30, 2005. The contract provides the Arizona Health Care Cost Containment System with two one-year renewal options following the initial term. In the event our contract were to be discontinued, our revenue would be reduced and our profitability would be adversely affected. As of September 30, 2005, we provided a performance guaranty in the form of a letter of credit in the amount of $20.6 million for the benefit of the Arizona Health Care Cost Containment System to support our obligations under the contract to provide and pay for the healthcare services. The amount of the performance guaranty is based primarily upon the membership in the plan and the related capitation paid to us. Additionally, under the terms of the performance guaranty, Health Choice maintains a minimum cash balance of $5.0 million and an intercompany demand note with IASIS LLC.
          Health Choice is subject to state and federal laws and regulations, and CMS and the Arizona Health Care Cost Containment System have the right to audit Health Choice to determine the plan’s compliance with such standards. Health Choice is required to file periodic reports with the Arizona Health Care Cost Containment System and to meet certain financial viability standards. Health Choice also must provide its enrollees with certain mandated benefits and must meet certain quality assurance and improvement requirements. Health Choice must also comply with the electronic transactions regulations and privacy and security standards of the Health Insurance Portability and Accountability Act.
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
Professional and General Liability Insurance
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
          The cost of malpractice and other liability insurance, and the premiums and self-retention limits of such insurance, have risen historically. We expect the rate of growth in liability insurance costs to moderate in the near future as a result of tort reform legislation in certain states such as Florida and Texas to limit the size of malpractice judgments, along with improved claims experience. For fiscal 2006, our self-insured retention for professional and general liability coverage is unchanged at $5.0 million per claim compared to fiscal 2005. The maximum coverage under our insurance policies is likewise unchanged at $75.0 million. Our self-insurance reserves for estimated claims incurred but not yet reported is based upon estimates determined by third-party actuaries. Funding for the self-insured retention of such claims is derived from operating cash flows. We cannot assure you that this insurance will continue to be available at reasonable prices that will allow us to maintain adequate levels of coverage. We also cannot assure you that our cash flow will be adequate to provide for professional and general liability claims in the future.
Our Information Systems
          We use a common information systems platform across all of our hospitals. We use McKesson HBOC’s clinical and patient accounting software and Lawson’s financial application and enterprise resource planning software. We use other vendors for specialized information systems needs for our decision support, emergency and radiology departments.
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
          During 2004, we entered into a three-year agreement with McKesson to provide clinical information technology products and services to our hospitals that we believe will enhance patient safety, automate medication administration, increase staff time available for direct patient care and continue to meet or exceed quality of care indicators for reimbursement purposes.
          The cost of maintaining our information systems has increased significantly in recent years. Information systems maintenance expense increased $1.1 million to $4.1 million for the fiscal year ending September 30, 2005 as compared to the prior year. We expect the trend of increased maintenance costs in this area to continue in the future. In addition, we expect to spend approximately $20.0 million on hardware and software costs during 2006.
Risk Factors
          Servicing Our Indebtedness Will Require A Significant Amount of Cash. Our Ability To Generate Sufficient Cash Depends On Numerous Factors Beyond Our Control, And We May Be Unable To Generate Sufficient Cash Flow To Service Our Debt Obligations, Including Making Payments On Our 8 3/4% Notes.
          In connection with the Transactions, we issued $475.0 million in aggregate principal amount of 8 3/4% senior subordinated notes due 2014, that were subsequently exchanged for a like amount of 8 3/4% senior subordinated note due 2014 that have been registered under the Securities Act of 1933, as amended, which we refer to as the 8 3/4% notes. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowing will be available to us under our new senior secured credit facilities in an amount sufficient to enable us to pay the principal, premium, if any, and interest on our indebtedness, including the 8 3/4% notes, or to fund our other liquidity needs. Our ability to fund these payments is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may need to refinance all or a portion of our indebtedness, including the 8 3/4% notes, on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including the new senior secured credit facilities, on commercially reasonable terms or at all. In addition, the terms of existing or future debt agreements, including the amended and restated credit agreement governing the new senior secured credit facilities and the indenture governing the notes, may restrict us from effecting any of these alternatives.
          During the next twelve months, we are required to repay $4.3 million in principal under our new senior secured credit facilities, $41.6 million in interest under the 8 3/4% notes and $3.3 million in principal under our capital lease obligations. If we cannot make scheduled payments on our debt, we will be in default and, as a result:
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
          We have a significant amount of indebtedness. As of September 30, 2005, we had $475.0 million of outstanding 8 3/4% senior subordinated notes due 2014 and $429.6 million of other indebtedness (of which $419.7 consisted of borrowings under the new senior secured credit facilities, and $10.1 million consisted of capital lease obligations and other debt). All of our other indebtedness ranks senior to the 8 3/4% notes. In addition, subject to restrictions in the indenture governing the 8 3/4% notes and the amended and restated credit agreement governing the new senior secured credit facilities, we may incur additional indebtedness.
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
          If We Are Unable To Retain And Negotiate Favorable Contracts With Managed Care Plans, Our Net Revenue May Be Reduced.
          Our ability to obtain favorable contracts with health maintenance organizations, preferred provider organizations and other managed care plans significantly affects the revenue and operating results of our hospitals. Revenue derived from health maintenance organizations, preferred provider organizations and other managed care plans accounted for 44.5% and 43.5% of our net patient revenue for the years ended September 30, 2005 and 2004, respectively. Our hospitals have approximately 300 managed care contracts with no one commercial payor representing more than 5% of our total net patient revenue. In most cases, we negotiate our managed care contracts annually as they come up for renewal at various times during the year. Further, many of these contracts are terminable by either party on relatively short notice. Our future success will depend, in part, on our ability to retain and renew our managed care contracts and enter into new managed care contracts on terms favorable to us. Other healthcare providers, including some with greater geographic coverage or a wider range of services, may impact our ability to enter into managed care contracts or negotiate increases in our reimbursement and other favorable terms and conditions. In one region in which we operate, the largest healthcare provider organization controls one of the largest payor organizations and operates it primarily as a closed network. The patients enrolled in this integrated health system are largely unavailable to us.
          Changes In Legislation May Significantly Reduce Government Healthcare Spending And Our Revenue.
          Governmental healthcare programs, principally Medicare and Medicaid, accounted for 39.7% and 40.4% of our net patient revenue for the years ended September 30, 2005 and 2004, respectively. In recent years, legislative changes have resulted in limitations on and, in some cases, reductions in levels of, payments to healthcare providers for certain services under many of these government programs. Further, legislative changes have altered the method of payment for various services under the Medicare and Medicaid programs. We believe that hospital operating margins across the country, including ours, have been and may continue to be under pressure because of limited pricing flexibility and growth in operating expenses in excess of the increase in prospective payments under the Medicare program. The fiscal year 2006 budget approved by Congress contemplates an approximately $10 billion reduction in federal Medicaid funding over five years. On December 21, 2005, the U.S. Senate passed legislation that reduces federal funding for Medicare and Medicaid by approximately $11 billion over five years. The U.S. House of Representatives has passed similar legislation but must pass the final version of this legislation before this legislation goes to the U.S. President for signature. In addition, a number of states are experiencing budget problems and have adopted or are considering legislation designed to reduce their Medicaid expenditures and to provide universal coverage and additional care, including enrolling Medicaid recipients in managed care programs and imposing additional taxes on hospitals to help finance or expand states’ Medicaid systems.

          Our Hospitals Face Competition For Patients From Other Hospitals And Healthcare Providers That Could Impact Patient Volume.
          In general, the hospital industry is highly competitive. Our hospitals face competition for patients from other hospitals in our markets, large tertiary care centers and outpatient service providers that provide similar services to those provided by our hospitals. Most of our facilities are located in geographic areas in which at least one other hospital provides services comparable to those offered by our hospitals. Some of the hospitals that compete with ours are owned by governmental agencies or not-for-profit corporations supported by endowments and charitable contributions and can finance capital expenditures and operations on a tax-exempt basis. In addition, the number of freestanding specialty hospitals, outpatient surgery centers and outpatient diagnostic centers has increased significantly in the areas in which we operate. Some of our competitors also have greater geographic coverage, offer a wider range of services or invest more capital or other resources than we do. If our competitors are able to achieve greater geographic coverage, improve access and convenience to physicians and patients, recruit physicians to provide competing services at their facilities, expand or improve their services or obtain more favorable managed care contracts, we may experience a decline in patient volume. In 2005, CMS began making public performance data relating to ten quality measures that hospitals submit in connection with their Medicare reimbursement. If any of our hospitals should achieve poor results (or results that are lower than our competitors) on these ten quality criteria, patient volumes could decline. In the future, other trends toward clinical transparency may have an unanticipated impact on our competitive position and patient volume.
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
          If We Are Unable To Attract And Retain Quality Medical Staffs, Our Financial Condition Or Results Of Operations Could Be Adversely Affected.
          The success of our hospitals depends on the following factors, among others:
•	the number and quality of the physicians on the medical staffs of our hospitals;

•	the admitting practices of those physicians; and

•	our maintenance of good relations with those physicians.
          Our efforts to attract and retain physicians are affected by our managed care contracting relationships, national shortages in some specialties, such as anesthesiology and radiology, the adequacy of our support personnel, the condition of our facilities and medical equipment, the availability of suitable medical office space and federal and state laws and regulations prohibiting financial relationships that may have the effect of inducing patient referrals. Our efforts to attract physicians have also been impacted by the inability of physicians in certain states to obtain professional liability insurance on acceptable terms. The impact in certain states has been mitigated by the recent enactment of tort reform. We generally require all of the physicians on our medical staffs to maintain professional liability insurance or other financial guaranty as permitted by state law.
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
          If We Fail To Continually Enhance Our Hospitals With The Most Recent Technological Advances In Diagnostic And Surgical Equipment, Our Ability To Maintain And Expand Our Markets Will Be Adversely Affected.
          Technological advances with respect to computed axial tomography (CT), magnetic resonance imaging (MRI) and positron emission tomography (PET) equipment, as well as other equipment used in our facilities, are continually evolving. In an effort to compete with other healthcare providers, we must constantly be evaluating our equipment needs and upgrading equipment as a result of technological improvements. Such equipment costs typically range from $1.0 million to $3.0 million, exclusive of construction or build-out costs.
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
          Further, Congress, other governmental entities and private entities currently are performing studies or considering recommendations regarding the effects of physician ownership of both specialty and general acute care hospitals. The results of these studies and recommendations may lead to legislative and regulatory changes that could adversely affect our ability to undertake joint ventures with physicians. On December 21, 2005, the U.S. Senate passed legislation that directs the Department of Health and Human Services to continue the Department’s temporary suspension on the enrollment of new speciality hospitals. The U.S. House of Representatives has passed similar legislation but must pass the final version of this legislation before this legislation goes to the U.S. President for signature.
          IAS Has Recently Received A Subpoena From The OIG Regarding Physician Arrangements That, If Ultimately Were Determined Unfavorable To Us, Could Have A Material Adverse Effect On Our Business, Financial Condition And Results of Operations.
          In September 2005, IAS received a subpoena from the OIG. The subpoena requests production of documents, dating back to January 1999, primarily related to contractual arrangements between certain physicians and our hospitals, including leases, medical directorships and recruitment agreements. We maintain a comprehensive compliance program designed to ensure that we maintain high standards of conduct in the operation of our business in compliance with all applicable laws. Although we continue to be fully committed to regulatory compliance and will cooperate diligently with governmental authorities regarding this matter, there can be no assurance as to the outcome of this matter. If this matter were to be determined unfavorably to us, it could have a material adverse effect on our business, financial condition and results of operations. Further, the outcome of this matter may result in significant fines, other penalties and adverse publicity. In addition, we may incur material fees, costs and expenses in connection with responding to the subpoena.
          Providers In The Healthcare Industry Have Been The Subject Of Federal And State Investigations, And We May Become Subject To Additional Investigations In The Future That Could Result In Significant Liabilities Or Penalties To Us.
          Both federal and state government agencies have increased their focus on and coordination of civil and criminal enforcement efforts in the healthcare area. As a result, there are numerous ongoing investigations of hospital companies, as well as their executives and managers. The OIG and the Department of Justice have, from time to time, established national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Further, under the federal False Claims Act, private parties have the right to bring “qui tam” whistleblower lawsuits against companies that submit false claims for payments to the government. Some states have adopted similar state whistleblower and false claims provisions.
          Federal and state investigations relate to a wide variety of routine healthcare operations including:
•	cost reporting and billing practices, including for Medicare outliers;

•	financial arrangements with referral sources;

•	physician recruitment activities;

•	physician joint ventures; and

•	hospital charges and collection practices for self-pay patients.
     We engage in many of these and other activities which could be the subject of governmental investigations or inquiries from time to time. For example, we have significant Medicare and Medicaid billings, we have numerous financial arrangements with physicians who are referral sources to our hospitals, we have non-hospital joint venture arrangements involving physician investors and we have four hospitals that have physician investors (with one additional hospital with physician investors under construction). In addition, our executives and managers, many of whom have worked at other healthcare companies that are or may become the subject of federal and state investigations and private litigation, may be included in governmental investigations or named as defendants in private litigation. Any additional investigations of us, our executives or managers could result in significant liabilities or penalties to us, as well as adverse publicity.
     Compliance With Section 404 Of The Sarbanes-Oxley Act May Negatively Impact Our Results Of Operations And Failure To Comply May Subject The Company To Regulatory Scrutiny And A Loss Of Investors’ Confidence In Our Internal Control Over Financial Reporting.
     Section 404 of the Sarbanes-Oxley Act of 2002 requires us to perform an evaluation of our internal control over financial reporting and have our auditor attest to such evaluation beginning with fiscal 2007. Compliance with these requirements, and any changes in our internal control over financial reporting in response to our internal evaluations, may be expensive and time-consuming and may negatively impact our results of operations. In addition, we cannot assure you that we will be able to meet the required deadlines for compliance with Section 404. Any failure on our part to meet the required compliance deadlines may subject us to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting.
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
          If Any One Of The Regions In Which We Operate Experiences An Economic Downturn Or Other Material Change, Our Overall Business Results May Suffer.
          Of our 14 acute care hospitals, four are located in Salt Lake City, three are located in Phoenix, three are located in Tampa-St. Petersburg, three are located in the state of Texas and one is located in Las Vegas. In addition, our health plan, Health Choice, and our one behavioral health hospital are located in Phoenix. For the year ended September 30, 2005, our total net revenue was generated as follows:

Health Choice	23.2%
Salt Lake City, Utah	21.1
Phoenix, Arizona (excluding Health Choice)	17.9
Three cities in Texas, including San Antonio	18.3
Tampa-St. Petersburg, Florida	13.5
Las Vegas, Nevada	6.0
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
           In particular, as a result of Hurricane Rita, the local economy of Port Arthur, Texas and surrounding areas served by our hospital, The Medical Center of Southeast Texas, has been adversely affected. The devastation caused by Hurricane Rita has resulted in a reduction in the availability of habitable housing, an increase in the unemployment rate in Port Arthur and the temporary closure of several local businesses. On an annual basis, this hospital comprises approximately 10% of our total acute care revenue.
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
          The rising cost of professional liability insurance and, in some cases, the lack of availability of such insurance coverage, for physicians with privileges at our hospitals increases our risk of vicarious liability in cases where both our hospital and the uninsured or underinsured physician are named as co-defendants. As a result, we are subject to greater self-insured risk and may be required to fund claims out of our operating cash flow to a greater extent than during 2005. We cannot assure you that we will be able to continue to obtain insurance coverage in the future or that such insurance coverage, if it is available, will be available on acceptable terms.
          Consistent with 2005, our fiscal 2006 self-insured retention for professional and general liability coverage is $5.0 million per claim. Additionally, the maximum coverage under our insurance policies is unchanged at $75.0 million. As of September 30, 2005 and 2004, our professional and general liability accrual for asserted and unasserted claims was approximately $33.4 million and $28.8 million, respectively.

          Our Hospitals Face Increasing Insurance Costs That May Reduce Our Cash Flows And Net Earnings.
          The cost of liability insurance has negatively affected operating results and cash flows throughout the healthcare industry due to pricing pressures on insurers and fewer carriers willing to underwrite professional and general liability insurance. Although the cost of insurance moderated somewhat in fiscal 2005, the rising cost of professional liability insurance coverage and, in some cases, the lack of availability of such insurance coverage for physicians with privileges at our hospitals increases our risk of vicarious liability in cases where both our hospital and the uninsured or underinsured physician are named as co-defendants. For the year ended September 30, 2005, our insurance expense was $24.9 million, a decrease of $1.8 million from the year ended September 30, 2004. Some states, including certain states in which we operate, have recently passed tort reform legislation or are considering such legislation to place limits on non-economic damages, which contributed to the decline in liability insurance costs in fiscal 2005. However, there is no assurance that the recent moderation in insurance costs will continue. Furthermore, we cannot assure you that we will be able to continue to obtain insurance coverage in the future or that, such insurance coverage, if it is available, will be available on acceptable terms.
          Our Revenue And Volume Trends At Our Hospitals Have Been And May Be Negatively Impacted By Certain Factors, Including Severe Weather Conditions And The Impact Of Natural Disasters.
          Our revenue and volume trends will be based on many factors, including physicians’ clinical decisions on patients, physicians’ availability, the change of payor programs to a more outpatient-based environment, availability of services at our facilities, severe weather conditions and the impact of natural disasters, including hurricanes and tornados. Any of these factors could have a material adverse effect on our revenue and volume trends, and many of these factors will be outside of our control. For example, the Medical Center of Southeast Texas, our hospital in Port Arthur, Texas, has been adversely affected as a result of Hurricane Rita and the damage and disruption it caused to the hospital and the surrounding areas served by our hospital.
          Recent Hurricane Activity In the Regions In Which We Operate May Result In Increased Property Insurance Premiums And Deductibles.
          Damages incurred by us and other companies with operations in the Gulf Coast area as a result of recent catastrophic hurricanes have resulted in significant property loss claims and settlements for the insurance industry. We are currently working with our property insurance carrier to file a claim for business disruption and property damage incurred at our hospital and other properties in Port Arthur, Texas and surrounding areas as a result of Hurricane Rita. Our current policy for property insurance has been extended through February 2006 by the insurance carrier and provides maximum coverage of $500 million per occurrence with a 5% deductible based on insured value of each property or business damaged.
          Based on initial indications from our insurance carrier, we anticipate that the premiums required to renew our policy in February 2006 could increase significantly over premiums incurred in fiscal 2005. In addition, our new policy may require an increase in the stated deductible. As a result of such increases in premiums and deductibles, our cash flows and profitability could be adversely affected. In addition, we cannot assure you that we will be able to obtain property insurance or that such insurance, if it is available, will be adequate to cover future hurricanes or other natural disasters.
          If We Are Unable To Control Healthcare Costs At Health Choice, Our Profitability May Be Adversely Affected.
          Health Choice derives its net revenue through a contract with the Arizona Health Care Cost Containment System, which is the state agency that administers Arizona’s Medicaid program. For the year ended September 30, 2005, we derived 23.2% of our consolidated net revenue from this contract, compared to 20.9% in the year ended September 30, 2004. The Arizona Health Care Cost Containment System sets the capitated rates we receive at Health Choice and Health Choice subcontracts with physicians, hospitals and other healthcare providers to provide services to its enrollees. If we fail to effectively manage healthcare costs, these costs may exceed the payments we receive. Historically, our medical claims expense as a percentage of premium and other operating revenue has fluctuated. Our medical loss ratio was 88.0% for the year ended September 30, 2005, compared to 87.2% in the year ended September 30, 2004. Relatively small changes in these medical loss ratios can create significant changes in the profitability of Health Choice. Many factors can cause actual healthcare costs to exceed the capitated rates set by the Arizona Health Care Cost Containment System, including:
•	our ability to contract with cost-effective healthcare providers;

•	the increased cost of individual healthcare services;

•	the type and number of individual healthcare services delivered; and

•	the occurrence of catastrophes, epidemics or other unforeseen occurrences.
          Although we have been able to manage medical claims expense through a variety of techniques, we may not be able to continue to effectively manage medical claims expense in the future. Additionally, the significant increase in members since September 30, 2004 increases the risk associated with effectively managing health claims expense. If our medical claims expense increases or capitated rates set by the Arizona Health Care Cost Containment System decrease, our financial condition or results of operations may be adversely affected.
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
          Health Choice’s Contract With CMS to become a Medicare Advantage Prescription Drug Special Needs Plan May Result in Reduced Profitability.
          On October 19, 2005, CMS awarded Health Choice a contract to become a Medicare Advantage Prescription Drug (MAPD) Special Needs Plan (SNP). The SNP allows Health Choice to offer Medicare coverage for dual-eligible members, or those that are eligible for Medicare and Medicaid. Health Choice already serves these members today through the AHCCCS Medicaid program and will offer them Medicare and Part D drug benefit coverage under this new contract.
          As with any new product line, there are risks and uncertainties. For example, in the MAPD SNP plans, members are allowed to change health plans on a monthly basis, making it difficult to project whether Health Choice will be able to retain its current membership throughout the next year. Additionally, while Health Choice has experience serving these members, the payment structure for paying Medicare claims differs from Arizona Medicaid claims, making it difficult to project the cost of providing care under the new plan.
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

          Difficulties With The Integration Of Acquisitions May Disrupt Our Ongoing Operations.
          If we are able to successfully complete hospital acquisitions, we cannot guarantee that we will be able to effectively integrate the acquired facilities with our existing operations. The process of integrating acquired hospitals may require a disproportionate amount of management’s time and attention, potentially distracting management from its day-to-day responsibilities. In addition, poor integration of acquired facilities could cause interruptions to our business activities, including those of the acquired facilities. As a result, we may not realize all or any of the anticipated benefits of an acquisition and we may incur significant costs related to the acquisitions or integration of these facilities. In addition, we may acquire hospitals that have unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations. Although we seek indemnification from prospective sellers covering these matters, we may nevertheless have material liabilities for past activities of acquired hospitals.
          Difficulties With Construction Of Our New Hospital May Require Unanticipated Capital Expenditures.
          We are constructing Mountain Vista Medical Center, a new 171-bed hospital in the East Valley of Phoenix, Arizona, which we expect to open in the fourth quarter of fiscal 2007. The total cost to build the new hospital is currently estimated to be approximately $161.2 million. We expect to incur approximately $62.0 to $67.0 million in capital expenditures during fiscal 2006 related to the construction of this hospital. Our ability to complete construction of the hospital on our anticipated budget and schedule would depend on a number of factors, including, but not limited to:
•	our ability to control construction costs;

•	the failure of general contractors or subcontractors to perform under their contracts;

•	adverse weather conditions;

•	shortages of labor or materials;

•	our ability to obtain necessary licensing and other required governmental authorizations; and

•	other unforeseen problems and delays.
          The Construction Of Additional Hospitals Would Involve Significant Capital Expenditures Which Could Have An Adverse Impact On Our Liquidity.
          We may decide to construct an additional hospital or hospitals in the future. Our ability to complete construction of a hospital on our anticipated budget and schedule would depend on a number of factors, including, but not limited to:
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
          The Costs For Construction Materials And Labor Continue To Rise. Such Increased Costs Could Have An Adverse Impact On The Return On Investment Relating To Our New Hospital And Other Expansion Projects.
          The cost of construction materials and labor has significantly increased recently as a result of global and domestic events. We have experienced significant increases in the cost of steel due to the demand in China for such materials and an increase in the cost of lumber due to multiple catastrophic hurricanes in the United States. As we continue to invest in modern technologies, emergency rooms and operating room expansions, along with the construction of our new hospital in the East Valley of Phoenix, we expend large sums of cash generated from operating activities. We evaluate the financial viability of such projects based on whether the projected cash flow return on investment exceeds the Company’s cost of capital. Such returns may not be achieved if the cost of construction continues to rise significantly or anticipated volumes do not materialize.
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
          We Are Dependent On Key Personnel And The Loss Of One Or More Of Our Senior Management Team Or Local Management Personnel Could Have A Material Adverse Effect On Our Business.
          Our business strongly depends upon the services and management experience of our senior management team. We depend on the ability of our senior management team and key employees to manage growth successfully and on our ability to attract and retain skilled employees. If any of our executive officers resign or otherwise are unable to serve, our management expertise and ability to deliver healthcare services efficiently and to effectively execute our business strategy could be diminished. If we fail to attract and retain managers at our hospitals and related facilities, our operations could be adversely effected. Moreover, we do not maintain key man life insurance policies on any of our officers.
          Our Hospitals Are Subject To Potential Responsibilities And Costs Under Environmental Laws That Could Lead To Material Expenditures Or Liability.
          We are subject to various federal, state and local environmental laws and regulations, including those relating to the protection of human health and the environment. We could incur substantial costs to maintain compliance with these laws and regulations. To our knowledge, we have not been and are not currently the subject of any investigations relating to noncompliance with environmental laws and regulations. We could become the subject of future investigations, which could lead to fines or criminal penalties if we are found to be in violation of these laws and regulations. The principal environmental requirements and concerns applicable to our operations relate to proper management of hazardous materials, hazardous waste and medical waste, above ground and underground storage tanks, operation of boilers, chillers and other equipment, and management of building conditions, such as the presence of mold, lead-based paint or asbestos. Our hospitals engage independent contractors for the transportation and disposal of hazardous waste, and we require that our hospitals be named as additional insureds on the liability insurance policies maintained by these contractors. In addition, we maintain insurance coverage for third-party liability related to the storage tanks located at our facilities in the amount $5.0 million per claim and $10.0 million in the aggregate.
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
          If The Fair Value Of Our Reporting Units Declines, A Material Non-Cash Charge To Earnings From Impairment Of Our Goodwill Could Result.
          An investor group led by TPG acquired our predecessor company in fiscal 2004. We recorded a significant portion of the purchase price as goodwill. At September 30, 2005, we had approximately $754.4 million of goodwill recorded on our books. We expect to recover the carrying value of this goodwill through our future cash flows. On an ongoing basis, we evaluate, based on the fair value of our reporting units, whether the carrying value of our goodwill is impaired. If the carrying value of our goodwill is impaired, we may incur a material non-cash charge to earnings.

Item 2. Properties.
     Information with respect to our hospitals and other healthcare related properties can be found in Item 1 of this report under the caption, “Business—Our Properties.”
     Additionally, our principal executive offices in Franklin, Tennessee are located in approximately 58,000 square feet of office space. This space includes approximately 15,000 square feet occupied by our national call center operations. Our office space is leased pursuant to two contracts which both expire on December 31, 2010. Our principal executive offices, hospitals and other facilities are suitable for their respective uses and generally are adequate for our present needs.
Item 3. Legal Proceedings.
          In September 2005, IAS received a subpoena from the OIG. The subpoena requests production of documents, dating back to January 1999, primarily related to contractual arrangements between certain physicians and our hospitals, including leases, medical directorships and recruitment agreements. We maintain a comprehensive compliance program designed to ensure that we maintain high standards of conduct in the operation of our business in compliance with all applicable laws. Although we continue to be fully committed to regulatory compliance and will cooperate diligently with governmental authorities regarding this matter, there can be no assurance as to the outcome of this matter. If this matter were to be determined unfavorably to us, it could have a material adverse effect on our business, financial condition and results of operations. Further, the outcome of this matter may result in significant fines, other penalties and/or adverse publicity.
          We are involved in other litigation and proceedings in the ordinary course of our business. We do not believe the outcome of any such litigation or proceedings will have a material adverse effect on our business, financial condition or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders.
          No matters were submitted to a vote of security holders during the fourth quarter ended September 30, 2005.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     There is no established public trading market for our common interests. At September 30, 2005, all of our common interests were owned by IASIS Healthcare Corporation, a Delaware corporation, referred to as IAS.
     See Item 12., Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, included elsewhere in this report for information regarding our equity compensation plans.
Item 6. Selected Financial Data.
     The following tables present selected historical financial data for the fiscal years ended September 30, 2001, 2002 and 2003 and the period ended June 22, 2004, derived from the audited consolidated financial statements of IAS, as predecessor to IASIS LLC. The selected financial data for the period from June 23, 2004 through September 30, 2004 and the fiscal year ended September 30, 2005 reflects the results of operations of IASIS LLC following the Transactions and was derived from the audited consolidated financial statements of IASIS LLC, as successor to IAS. The selected historical financial data of the combined predecessor and successor for the year ended September 30, 2004 was derived from the audited financial statements for the respective periods in 2004 discussed above.
     The audited consolidated financial statements of IAS and IASIS LLC referenced above, together with the related report of the independent registered public accounting firm, are included elsewhere is this report. The selected financial information and other data presented below should be read in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto included elsewhere in this report.

		Combined	IASIS
	IASIS LLC	Basis	LLC	IAS
			June 23,	October 1
			2004	2003	Year Ended
	Year Ended	Year Ended	through	through	September 30,
	September 30,	September 30,	September 30,	June 22,
	2005	2004	2004 (1)	2004 (1)	2003	2002	2001 (1)
	(dollars in thousands)			(dollars in thousands)
Statement of Operations Data:
Net Revenue	$1,523,727	$1,386,634	$389,474	$997,160	$1,088,156	$949,888	$889,541
Costs and expenses:
Salaries and benefits	442,173	424,419	115,538	308,881	375,509	324,713	317,439
Supplies and other operating expenses	396,573	379,239	103,926	275,313	316,681	274,302	267,904
Medical claims	302,204	242,389	74,051	168,338	128,595	116,607	91,498
Rents and leases	32,750	31,998	8,840	23,158	33,545	31,998	35,915
Provision for bad debts	133,870	126,952	39,486	87,466	86,231	72,238	73,417
Interest, net	66,002	59,394	17,459	41,935	57,552	59,664	67,937
Depreciation and amortization	71,037	68,084	19,856	48,228	52,609	41,764	49,572
Management fees	3,791	746	746	—	—	—	—
Hurricane-related expenses (2)	4,762	—	—	—	—	—	—
Loss on early extinguishment of debt	—	52,084	232	51,852	3,900	—	—
Merger expenses (3)	—	19,750	—	19,750	—	—	—
Write-off of debt issue costs	—	8,850	—	8,850	—	—	—
Impairment of assets held for sale (4)	—	—	—	—	11,741	—	—
Provision for asset revaluation, closure and other costs (4)	—	—	—	—	—	—	16,612

Total costs and expenses	1,453,162	1,413,905	380,134	1,033,771	1,066,363	921,286	920,294

		Combined	IASIS
	IASIS LLC	Basis	LLC	IAS
			June 23,	October 1
			2004	2003	Year Ended
	Year Ended	Year Ended	through	through	September 30,
	September 30,	September 30,	September 30,	June 22,
	2005	2004	2004 (1)	2004 (1)	2003	2002	2001 (1)
	(dollars in thousands)			(dollars in thousands)
Earning (loss) from continuing operations before gain (loss) on sale of assets, minority interests, income taxes and cumulative effect of a change in accounting principle	70,565	(27,271)	9,340	(36,611)	21,793	28,602	(30,753)

Gain (loss) on sale of assets, net (4)	(231)	3,624	(107)	3,731	588	(7)	314

Minority interests	(2,891)	(4,305)	(1,207)	(3,098)	(1,828)	(1,042)	(441)

Earnings (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle	67,443	(27,952)	8,026	(35,978)	20,553	27,553	(30,880)

Income tax expense	26,851	4,473	3,321	1,152	—	—	—

Net earnings (loss) from continuing operations before cumulative effect of a change in accounting principle	40,592	(32,425)	4,705	(37,130)	20,553	27,553	(30,880)

Earnings (loss) from discontinued operations and cumulative effect of a change in accounting principle (5)	—	—	—	—	—	(38,525)	1,000

Net earnings (loss)	$40,592	$(32,425)	$4,705	$(37,130)	$20,553	$(10,972)	$(29,880)

Balance Sheet Data (at end of period):

Cash and cash equivalents	$89,097	$98,805	$98,805	$—	$101,070	$—	$6,056

Total assets	1,852,724	1,724,161	1,724,161	—	1,029,999	898,483	866,309

Long-term debt and capital lease obligations (including current portion)	904,808	912,754	912,754	—	664,434	582,943	550,177

Stockholders’ equity (6)	—	—	—	—	176,099	155,544	166,294

Member’s equity	616,947	573,705	573,705	—	—	—	—

(1)	The selected financial data includes complete financial data for all of the periods noted with the exception of Rocky Mountain Medical Center and North Vista Hospital. We opened Rocky Mountain Medical Center on April 10, 2000 and subsequently closed it on June 2, 2001. The results of Rocky Mountain Medical Center are included in the year ended September 30, 2001. The results of North Vista Hospital are included from February 1, 2004, the date of acquisition.

(2)	Results for the year ended September 30, 2005 include an estimated adverse financial impact of approximately $4.8 million before income taxes as a result of property damage to the Company’s facility in Port Arthur, Texas associated with Hurricane Rita.

(3)	Merger expenses include legal and advisory expenses and special bonus compensation of IAS incurred in connection with its acquisition by the investor group led by TPG.

(4)	In 2001, we recorded asset revaluation, closure and other costs of $16.6 million related to the closure of Rocky Mountain Medical Center in June 2001, employee severance costs and the write-off of deferred initial public offering costs. During 2003, we recorded an impairment charge of $11.7 million on the Rocky Mountain Medical Center net assets held for sale to reflect the estimated net proceeds from sale to potential purchasers who would convert the property’s use to retail. During the quarter ended March 31, 2004, we sold the Rocky Mountain Medical Center property and recorded a gain on the sale of this property of approximately $3.6 million.

(5)	Consists of the cumulative effect of a change in accounting principle of a $39.5 million non-cash transitional impairment charge related to the adoption of Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, during the fiscal year ended September 30, 2002, and reversal of excess loss accrual on discontinued operations of $1.0 million for each of the fiscal years ended September 30, 2001 and 2002, respectively.

(6)	On October 26, 2000, all shares of our mandatory redeemable Series A and Series B preferred stock were exchanged for shares of our common stock on the basis of ten common shares for each preferred share. The exchange was recorded in the first quarter of 2001 and increased stockholders’ equity by approximately $189.3 million.
Selected Operating Data
     The following table sets forth certain unaudited operating data for each of the periods presented.

	Year Ended September 30,
	2005	2004	2003
Acute Care (1):
Number of acute care hospitals at end of period (2)	14	15	14
Beds in service at end of period	2,219	2,267	2,028
Average length of stay (days) (3)	4.43	4.37	4.44
Occupancy rates (average beds in service)	48.3%	49.8%	50.0%
Admissions (4)	88,836	90,236	83,229
Adjusted admissions (5)	145,346	145,035	138,494
Patient days (6)	393,523	395,067	369,620
Adjusted patient days (5)	620,717	612,941	589,267
Net patient revenue per adjusted admission	$7,946	$7,461	$6,631

Acute Care (Same-Facility) (7):
Number of acute care hospitals at end of period (2)	13	14	14
Beds in service at end of period	2,033	2,081	2,028
Average length of stay (days)(3)	4.37	4.36	4.44
Occupancy rates (average beds in service)	47.7%	49.3%	50.0%
Admissions (4)	81,473	85,030	83,229
Adjusted admissions (5)	135,761	138,406	138,494
Patient days (6)	356,309	370,683	369,620
Adjusted patient days (5)	572,269	582,176	589,267
Net patient revenue per adjusted admission	$7,837	$7,337	$6,631

Health Choice:
Covered lives	113,589	105,372	70,546
Medical loss ratio (8)	88.0%	87.2%	88.1%

(1)	Includes North Vista Hospital for the period from February 1, 2004 to September 30, 2004.

(2)	Excludes St. Luke’s Behavioral Hospital.

(3)	Represents the average number of days that a patient stayed in our hospitals.

(4)	Represents the total number of patients admitted to our hospitals for stays in excess of 23 hours. Management and investors use this number as a general measure of inpatient volume.

(5)	Adjusted admissions and adjusted patient days are general measures of combined inpatient and outpatient volume. We compute adjusted admissions/patient days by multiplying admissions/patient days by gross patient revenue and then dividing that number by gross inpatient revenue.

(6)	Represents the number of days our beds were occupied by inpatients over the period.

(7)	Excludes North Vista Hospital for the period from February 1, 2004 to September 30, 2004.

(8)	Represents medical claims expense as a percentage of premium revenue, including claims paid to our hospitals.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and analysis of financial condition and results of operations should be read in conjunction with our audited consolidated financial statements, the notes to our audited consolidated financial statements, and the other financial information appearing elsewhere in this report. We intend for this discussion to provide you with information that will assist you in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes. It includes the following sections:
•	Forward Looking Statements;

•	Executive Overview;

•	Critical Accounting Policies and Estimates;

•	Results of Operations Summary;

•	Liquidity and Capital Resources;

•	Off-Balance Sheet Arrangements; and

•	Recent Accounting Pronouncements.
     To assist in the comparability of our financial results and facilitate an understanding of our results of operations, the following overview and analysis combines the results of operations of IAS for October 1, 2003 to June 22, 2004, with the results of operations of IASIS LLC for June 23, 2004 to September 30, 2004 to discuss results for the year ended September 30, 2004, and compares such combined results with the results of operations of IAS for the year ended September 30, 2003 and IASIS LLC for the year ended September 30, 2005. Data for the fiscal years ended September 30, 2005, 2004 and 2003 has been derived from our audited consolidated financial statements. References herein to “we,” “our” and “us” are to IASIS LLC and its subsidiaries and, unless indicated otherwise or the context requires, include IAS.
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
Executive Overview
     We are a leading owner and operator of medium-sized acute care hospitals in high-growth urban and suburban markets. We operate our hospitals with a strong community focus by offering and developing healthcare services targeted to the needs of the markets we serve, promoting strong relationships with physicians and working with local managed care plans. At September 30, 2005, we owned or leased 14 acute care hospitals and one behavioral health hospital, with a total of 2,219 beds in service, located in five regions:
•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	Tampa-St. Petersburg, Florida;

•	three cities in the State of Texas, including San Antonio; and

•	Las Vegas, Nevada.
     We also own and operate a Medicaid managed health plan in Phoenix called Health Choice that served over 113,000 members at September 30, 2005. In addition, we have ownership interests in three ambulatory surgery centers.
     Net revenue for the year ended September 30, 2005 increased 9.9% to $1.5 billion, compared with net revenue of $1.4 billion for the prior year. Net earnings were $40.6 million for the year ended September 30, 2005, compared with a net loss of $32.4 million for the same prior-year period, which included a loss of $51.9 million relating to our early extinguishment of debt and $19.8 million of merger expenses, both incurred in connection with the acquisition of IAS by an investor group led by TPG.
     Net patient revenue per adjusted admission increased 6.5% while hospital admissions decreased 1.6% and adjusted admissions increased 0.2% for the year ended September 30, 2005, compared with the same prior-year period. While we experienced generally weaker volume in 2005, our operating results continue to benefit from favorable pricing trends and demonstrate our ability to control costs and expand margins. This is in part attributable to our product line focus and capital investments in our facilities. As further discussed below, our volumes were negatively impacted by Hurricane Rita.
The Merger
     On June 22, 2004, an investor group led by TPG acquired IAS through a merger. The total transaction value, including tender premiums, consent fees and other merger-related fees and expenses, was approximately $1.5 billion. The merger has been accounted for as a purchase in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. During the year ended September 30, 2005, we completed the allocation of the merger purchase price. The allocation of the net purchase price of the merger resulted in goodwill of approximately $754.3 million, $45.0 million of other intangible assets and changes to the carrying value of property and equipment based upon information obtained from an independent appraiser.
     The following financing transactions occurred in connection with the merger:
•	an investment made by entities controlled by TPG, such entities referred to as TPG, totaling $434.0 million in cash;

•	an investment made by an entity controlled by JLL Partners Fund IV, such entity referred to as JLL, totaling $110.0 million in cash;

•	a contribution of shares of IAS common stock by entities controlled by Trimaran Fund Management, L.L.C., such entities referred to as Trimaran, of $40.0 million;

•	the execution of an amended and restated credit agreement governing new senior secured credit facilities providing for a $425.0 million term loan, drawn at closing, and a $250.0 million revolving credit facility for working capital and general corporate purposes, which was not drawn at closing; and

•	the issuance and sale of $475.0 million in aggregate principal amount of 8 3/4% senior subordinated notes due 2014.
     The proceeds from the financing transactions were used to:
•	pay all amounts due to the security holders of IAS under the terms of the merger agreement;

•	repay all outstanding indebtedness under IAS’s existing senior secured credit facilities;

•	repurchase IAS’s 13% senior subordinated notes due 2009, or the 13% notes, and 8 1/2% senior subordinated notes due 2009, or the 8 1/2% notes, and pay the related tender premiums and consent fees, pursuant to a tender offer and consent solicitation by IAS;

•	retire, in October 2004, $3.5 million of IAS’s 13% notes that were not tendered pursuant to the tender offer and consent solicitation; and

•	pay the fees and expenses related to the merger and the related financing transactions.
Impact of Hurricane Rita
     The Medical Center of Southeast Texas, our new hospital located in Port Arthur, Texas, which comprises approximately 10% of our total acute care revenue, was damaged during Hurricane Rita in September 2005. The hospital sustained roof and water intrusion damage. The hospital was successfully evacuated on September 21, 2005. The majority of services at the hospital became operational during October and November of 2005. The fifth floor of the hospital continues to be out of operation and the permanent repair and replacement of the roof remains outstanding. Our results from operations for the year ended September 30, 2005 include $4.8 million in hurricane related costs, which were principally for restoration-related costs and estimated property damage. While we do not believe the property damage at The Medical Center of Southeast Texas will exceed the applicable insurance deductible, we expect to receive insurance recoveries in future periods for business interruption losses. The deductible for business interruption insurance at The Medical Center Southeast Texas is approximately $2.1 million. We have no business interruption recoveries accrued on our balance sheet as of September 30, 2005, as those amounts are not determinable at this time. We are currently working with our insurance carrier to process recovery claims for these business interruption losses.
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
     The following table provides the sources of our net patient revenue by payor for the years ended September 30, 2005, 2004 and 2003.

	Year Ended September 30,
	2005	2004	2003
Medicare	26.6%	26.3%	27.6%
Medicaid	13.1	14.1	12.4
Managed care	44.5	43.5	45.2
Self-pay and other	15.8	16.1	14.8

Total	100.0%	100.0%	100.0%

     North Vista Hospital, whose results are included in the table above from February 1, 2004, has a higher concentration of self-pay revenue and volume as compared to our other acute care hospitals, which has contributed to the increase in the self-pay component of our payor mix.
     A large percentage of our hospitals’ net patient revenue consists of fixed payment, discounted sources, including Medicare, Medicaid and managed care organizations. Reimbursement for Medicare and Medicaid services are often fixed regardless of the cost incurred or the level of services provided. Similarly, a greater percentage of the managed care companies we contract with have recently begun to reimburse providers on a fixed payment basis regardless of the costs incurred or the level of services provided. We expect patient volumes from Medicare to increase over the long-term due to the general aging of the population.

     We continued to experience growth in net revenue during fiscal 2005. Our consolidated net revenue increased 9.9%, 27.4% and 14.6% for the years ended September 30, 2005, 2004 and 2003, respectively, over the prior year.
     We have experienced an increase in net patient revenue at our hospital operations due to the introduction of new and expanded services at our hospitals and the acquisition of North Vista Hospital. On a same facility basis, the growth in net revenue from our hospital operations has been driven primarily by increases in price and supplemented with increases in acuity. We continue to benefit from managed care contracting strategies and related price increases that were obtained throughout the past year, along with an increase in acuity levels from growth in higher acuity product lines. Net patient revenue per adjusted admission increased 6.5% while total hospital admissions decreased 1.6% and adjusted admissions increased 0.2% for the year ended September 30, 2005, compared with the same prior-year period. On a same facility basis, net patient revenue per adjusted admission increased 6.8% while hospital admissions and adjusted admissions decreased 4.2% and 1.9%, respectively, for the year ended September 30, 2005, compared with the same prior-year period.
     Health Choice derives its revenue through a contract with the Arizona Health Care Cost Containment System to provide specified health services to qualified Medicaid enrollees through contracts with providers. The contract requires us to provide healthcare services in exchange for fixed periodic payments and supplemental payments from the Arizona Health Care Cost Containment System. Heath Choice entered into a new three-year contract with the Arizona Health Care Cost Containment System effective October 1, 2003. As a result of our new contract, our membership at Health Choice has increased from approximately 105,000 enrollees as of September 30, 2004 to over 113,000 enrollees as of September 30, 2005. The new contract provides the Arizona Health Care Cost Containment System with two one-year renewal options following the initial term. In the event our contract is ever discontinued, our net revenue would be reduced and our profitability would be adversely affected. On October 19, 2005, CMS awarded Health Choice a contract to become a Medicare Advantage Prescription Drug (MAPD) Special Needs Plan (SNP). The SNP allows Health Choice to offer Medicare coverage for dual-eligible members, or those that are eligible for Medicare and Medicaid. Health Choice already serves these members today through the AHCCCS Medicaid program and will offer them Medicare and Part D drug benefit coverage under this new contract.
     The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, which was signed into law on December 8, 2003, made a number of significant changes to the Medicare program. The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 provides a number of potential benefits to our hospitals including, but not limited to:
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
     In addition, for federal fiscal years 2005, 2006 and 2007, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 provides for hospitals to receive full market basket updates for these years for the provision of inpatient services, but such update amounts are conditioned upon a hospital providing CMS with specific quality data relating to the quality of services provided. Hospitals that fail to provide CMS with the required data specified under the National Voluntary Hospital Reporting Initiative will receive an update equal to the market basket minus 0.4%. Our hospitals are complying with this reporting requirement. The Medicare Modernization Act also decreases hospital reimbursement in a few areas, including, but not limited to, a provision denying updates to hospitals with “high-cost” direct medical education programs. We are unable to predict the impact the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 will have on our results of operations and financial condition, and no assurance can be given that it will not have an adverse effect on our business.

     CMS recently released a final rule that will increase payments to hospitals for inpatients by an average of 3.7% in federal fiscal year 2006, conditioned upon the submission of the quality data discussed above. Among other things, the final rules revised certain diagnostic related group classifications and expanded the number of diagnostic related groups subject to the post-acute care transfer policy. The post-acute care transfer policy generally reduces the total payment made to a hospital compared to the payment made when a patient is classified as a discharge.
Significant Industry Trends
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
     Growth in Bad Debts Resulting From Increased Self-Pay Volume and Revenue
     Like others in the hospital industry, we have experienced an increase in our provision for bad debts as a percentage of net revenue. This increase is due to a growth in self-pay volume and revenue resulting in large part from an increase in the number of uninsured patients, along with an increase in the amount of co-payments and deductibles passed on by employers to employees. As a percentage of total admissions, admissions from uninsured patients typically average in the 4.5% to 5.0% range. We monitor our self-pay admissions on a daily basis and continue to focus on our emergency rooms through facilities redesign, Medicaid eligibility automation and process-flow improvements. As a result of our focus, point-of-service collections have increased 22.0% for the year ended September 30, 2005 compared to the year ended September 30, 2004. However, we anticipate that if we continue to experience growth in self-pay volume and revenue, our provision for bad debts will continue to increase and our results of operations could be adversely affected.
     The approximate percentages of gross hospital receivables (prior to allowances for contractual adjustments and doubtful accounts) are summarized as follows:

	September 30,	September 30,
	2005	2004

Insured receivables	60.2%	61.6%
Uninsured receivables	39.8%	38.4%

Total	100.0%	100.0%

     The percentages in the table above are calculated using gross receivable balances for uninsured receivables as compared to balances net of contractual discounts for insured receivables recorded at the time of billing. Included in insured receivables are accounts that are pending approval from Medicaid. These receivables were approximately 6.6% and 5.5% of gross hospital receivables at September 30, 2005 and 2004, respectively.
     The approximate percentages of gross hospital receivables in summarized aging categories are as follows:

	September 30,	September 30,
	2005	2004

0 to 90 days	63.1%	63.4%
90 to 180 days	18.4%	18.1%
Over 180 days	18.5%	18.5%

Total	100.0%	100.0%

     Additional Charity Care and Charges to the Uninsured
     We currently record revenue deductions for patient accounts that meet our guidelines for charity care. We have traditionally provided charity care to patients with income levels below 200% of the federal property level and will continue this practice. In fiscal 2005, we expanded our charity care policy to cover uninsured patients with incomes above 200% of the federal poverty level. Under the expanded program, a sliding scale of reduced rates is offered to uninsured patients with incomes between 200% and 400% of the federal poverty level at all of our hospitals. Charity care deductions increased $7.0 million for the year ended September 30, 2005, as compared to the prior year.
     Development of Sub-Acute Care Services
     Inpatient care is expanding to include sub-acute care when a less intensive, lower cost level of care is appropriate. We have been proactive in the development of a variety of sub-acute inpatient services to utilize a portion of our available capacity. By offering cost-effective sub-acute services in appropriate circumstances, we are able to provide a continuum of care when the demand for such services exists. We have identified opportunities to develop sub-acute services within our facilities as appropriate.
     Nursing Shortage
     The hospital industry continues to experience a shortage of nurses. This shortage is forecasted to continue. Like other providers in the Phoenix, Arizona region, we have experienced difficulty in retaining and recruiting nurses in that market. We have a comprehensive recruiting and retention plan for nurses that focuses on competitive salaries and benefits as well as employee satisfaction, best practices, tuition assistance, effective training programs and workplace environment. Additionally, we are attempting to recruit qualified nurses from countries outside of the United States, including India. Contract labor for nursing services on a same facility basis increased 4.8%, as compared to the prior year. Should we be unsuccessful in our attempts to maintain nursing coverage adequate for our present and future needs, our future operating results could be adversely affected.
     Decreased Federal and State Funding for Medicaid Programs
     Some of the states in which we operate have experienced budget constraints as a result of increased costs and lower than expected tax collections. Health and human services programs, including Medicaid and similar programs, represent a significant portion of state spending. As a response to these budgetary concerns, some states have proposed and other states may propose decreased funding for these programs. The fiscal year 2006 budget approved by Congress contemplates an approximately $10.0 billion reduction in federal Medicaid funding over five years. If such funding decreases are approved by Congress or by the states in which we operate, our operating results and cash flows could be adversely affected.
     Growth in Outpatient Services
     We have experienced an increase in the percentage of healthcare services performed on an outpatient basis and we expect this trend to continue. A number of procedures, including certain cardiology procedures, once performed only on an inpatient basis have been, and will continue to be, converted to outpatient procedures. Additionally, advances in pharmaceutical and medical technologies as well as efforts made by payors to control costs have accelerated the conversion to more procedures performed on an outpatient basis. Generally, the payments we receive for outpatient procedures are less than those for similar procedures performed in an inpatient setting.
     Volatility of Insurance Costs
     Our fiscal 2005 self-insured retention for professional and general liability coverage was $5.0 million per claim and $50.0 million in the aggregate. Additionally, the maximum coverage under our insurance policies was $75.0 million. The high cost of professional liability insurance coverage and, in some cases, the lack of availability of such insurance coverage for physicians with privileges at our hospitals, increases our risk of vicarious liability in cases where both our hospital and the uninsured or underinsured physician are named as co-defendants. Our professional liability exposure also increases when our subsidiaries employ physicians. Although we experienced some moderation in costs during the current year, the cost of insurance in recent years has negatively affected operating results and cash flows throughout the healthcare industry due to pricing pressures on insurers and fewer carriers willing to underwrite professional and general liability insurance. For the year ended September 30, 2005, our insurance expense decreased 0.3% as a percentage of acute care net revenue as compared to the year ended September 30, 2004. For the year ended September 30, 2004, our insurance expense increased 20.6% over the year ended September 30, 2003. Some states, including certain states in which we operate, have recently passed tort reform legislation or are considering such legislation to place limits on non-economic damages. There is no assurance that continued increases in insurance costs will not have a material adverse effect on our future operating results and cash flows.
     Damages incurred by us and other companies with operations in the Gulf Coast area as a result of recent catastrophic hurricanes have resulted in significant property loss claims and settlements for the insurance industry. While we believe the property damage at The Medical Center of Southeast Texas will not exceed the applicable insurance deductible, we expect to receive insurance recoveries in future periods for business interruption losses. We are currently working with our insurance carrier to process recovery claims for these business interruption losses. Our current policy for property insurance has been extended through February 2006 by the insurance carrier and provides maximum coverage of $500.0 million per occurrence with a 5% deductible based on insured value of each property or business damaged.
     Based on initial indications from our insurance carrier, we anticipate that the premiums required to renew our policy in February 2006 could increase significantly over premiums incurred in fiscal 2005. In addition, our new policy may require an increase in the stated deductible. As a result of such increases in premiums and deductibles, our cash flows and profitability could be adversely affected. In addition, we cannot assure you that we will be able to obtain insurance or, if such insurance is available, that it will be adequate to cover future hurricanes or other natural disasters.
Impact of Acquisitions
     Effective as of February 1, 2004, we acquired substantially all of the assets of North Vista Hospital in Las Vegas, Nevada from a subsidiary of Tenet Healthcare Corporation, or Tenet. The purchase price, including direct transaction costs, was $25.0 million, which was funded with cash on hand. The Tenet subsidiary retained the accounts receivable related to the operations of the hospital. The acquisition of North Vista Hospital was accounted for using the purchase method of accounting. The results of operations of North Vista Hospital are included in our results of operations from the effective date of the acquisition.
Critical Accounting Policies and Estimates
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
     We have determined an accounting estimate to be critical if: (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made and (2) changes in the estimate would have a material impact on our financial condition or results of operations. There are other items within our financial statements that require estimation but are not deemed critical as defined herein. Changes in estimates used in these and other items could have a material impact on our financial statements.
     Allowance for Doubtful Accounts. Our ability to collect outstanding receivables from third-party payors and patients is critical to our operating performance and cash flows. The primary collection risk lies with uninsured patient accounts or patient accounts for which primary insurance has paid but a patient portion remains outstanding. The provision for bad debts and the allowance for doubtful accounts relate primarily to amounts due directly from patients. Our policy for estimating the allowance for doubtful accounts is based primarily upon the type and age of the patient accounts receivable and the effectiveness of our collection efforts. We monitor our accounts receivable balances on a monthly basis and review various analytics to support the basis for our estimates. In addition, we regularly perform hindsight procedures on historical collection and write-off experience throughout the year to determine the reasonableness of our policy for estimating the allowance for doubtful accounts. We do not pursue collection of amounts related to patients who qualify for charity care under our guidelines. Charity care accounts are deducted from gross revenue and do not affect the provision for bad debt. At September 30, 2005, our self pay receivables, including amounts due from uninsured patients and co-payment and deductible amounts due from insured patients, was $130.3 million and our total allowance for doubtful accounts was $103.6 million. Excluding third-party settlement receivables, days revenue in accounts receivable were 50 at both September 30, 2005 and September 30, 2004. For the year ended September 30, 2005, the provision for bad debts decreased to 11.4% of acute care net revenue compared to 11.5% for the year ended September 30, 2004. Significant changes in payor mix or business office operations could have a significant impact on our results of operations and cash flows.
     Allowance for Contractual Discounts and Settlement Estimates. We derive a significant portion of our net patient revenue from Medicare, Medicaid and managed care payors that receive discounts from our standard charges. For the years ended September 30, 2005, 2004 and 2003, Medicare, Medicaid and managed care revenue accounted for 84.2%, 83.9% and 85.2%, respectively, of total net patient revenue. Medicare and Medicaid regulations and various managed care contracts are often complex and may include multiple reimbursement mechanisms for different types of services provided in our healthcare facilities and cost settlement provisions requiring complex calculations and assumptions subject to interpretation. We estimate the allowance for contractual discounts on a payor-specific basis by discharge at the patient level given our interpretation of the applicable regulations or contract terms. Management has invested significant resources in human resources and information systems to improve the estimation process. However, the services authorized and provided and resulting reimbursement are often subject to interpretation. These interpretations sometimes result in payments that differ from our estimates. Additionally, updated regulations and contract renegotiations occur frequently necessitating continual review and assessment of the estimation process by management.
     Insurance Reserves. Given the nature of our operating environment, we may become subject to medical malpractice or workers compensation claims or lawsuits. We maintain third-party insurance coverage for individual malpractice and workers compensation claims to mitigate a portion of this risk. In addition, we maintain excess coverage limiting our exposure to an aggregate annual amount for claims. We estimate our reserve for self-insured professional and general liability and workers compensation risks using historical claims data, demographic factors, severity factors, current incident logs and other actuarial analysis. As of September 30, 2005 and 2004, our professional and general liability accrual for asserted and unasserted claims was approximately $33.4 million and $28.8 million, respectively, which is included within other long-term liabilities. For the year ended September 30, 2005, our total premiums and self-insured retention cost for professional and general liability insurance was approximately $24.9 million. On a same facility basis, our insurance expense was $23.5 million for the year ended September 30, 2005, a decrease of $2.1 million over the year ended September 30, 2004. Same facility insurance expense for the years ended September 30, 2004 and 2003 was $25.6 million and $21.5 million, respectively. Our estimated accrual of the self-insurance risk for workers compensation claims at September 30, 2005 and at September 30, 2004 was $10.1 million and $7.8 million, respectively, which is included in accrued expenses and other current liabilities. The estimated accrual for malpractice and workers compensation claims could be significantly affected should current and future occurrences differ from historical claims trends. The estimation process is also complicated by the relatively short period of time in which we have owned our healthcare facilities, as occurrence data under previous ownership may not necessarily reflect occurrence data under our ownership. While we monitor current claims closely and consider outcomes when estimating our insurance accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in the estimates.
     Medical Claims Payable. Medical claims expense, including claims paid to our hospitals, was $310.7 million, $253.2 million and $135.7 million, or 88.0%, 87.2% and 88.1% of Health Choice revenue, for the years ended September 30, 2005, 2004 and 2003, respectively. Our liability for medical claims was $60.2 million and $55.4 million at September 30, 2005 and at September 30, 2004, respectively. We estimate the medical claims payable using historical claims experience (including severity and payment lag time) and other actuarial analysis including number of enrollees, age of enrollees and certain enrollee health indicators to predict the cost of healthcare services provided to enrollees during any given period. While management believes that its estimation methodology effectively captures trends in medical claims costs, actual payments could differ significantly from our estimates given changes in healthcare costs or adverse experience. For the years ended September 30, 2005, 2004 and 2003, approximately $8.5 million, $10.8 million, and $7.1 million, respectively, of health plan payments made to hospitals and other healthcare entities owned by us for services provided to our enrollees were eliminated in consolidation. Our operating results and cash flows could be materially affected by increased or decreased utilization of our owned healthcare facilities by enrollees of our health plan.

     Goodwill and Other Intangibles. The accounting policies and estimates related to goodwill and other intangibles are considered critical because of the significant impact that impairment could have on the Company’s operating results. The Company records all assets and liabilities acquired in purchase acquisitions, including goodwill, indefinite-lived intangibles, and other intangibles, at fair value as required by SFAS No. 141, Business Combinations. Goodwill, which was $754.4 million at September 30, 2005, is not amortized but is subject to tests for impairment annually or more often if events or circumstances indicate it may be impaired. The initial recording of goodwill and other intangibles requires subjective judgments concerning estimates of the fair value of the acquired assets. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Other identifiable intangible assets, which was $42.0 million, net at September 30, 2005, are amortized over their estimated useful lives and are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections. Estimated cash flows may extend far into the future and, by their nature, are difficult to determine over an extended timeframe. Factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, and changes in discount rates and specific industry or market sector conditions. Other key judgments in accounting for intangibles include useful life and classification between goodwill and indefinite-lived intangibles or other intangibles which require amortization. See “Goodwill and Intangibles” in the Notes to Consolidated Financial Statements for additional information regarding intangible assets. To assist in assessing the impact of a goodwill or intangible asset impairment charge at September 30, 2005, we have $796.4 million of goodwill and intangible assets. The impact of a 5% impairment charge would result in a reduction in pre-tax income approximately $40.0 million.
     Income Taxes. Certain tax matters require interpretations of tax law that may be subject to future challenge and may not be upheld under tax audit. Significant judgment is required in determining and assessing the impact of such tax-related contingencies. We establish accruals when, despite our belief that our tax return positions are fully supportable, it is probable that we have incurred a loss related to tax contingencies and the loss or range of loss can be reasonably estimated. We adjust the accruals related to tax contingencies based upon changing facts and circumstances, including the progress of tax audits and legislative, regulatory or judicial developments. Additionally, we estimate and record a valuation allowance to reduce deferred tax assets to the amount we believe is more likely than not to be realized in future periods based on all relevant information.
     The estimates, judgments and assumptions used by us under “Allowance for Doubtful Accounts,” “Allowance for Contractual Discounts,” “Insurance Reserves,” “Medical Claims Payable,” “Goodwill and Other Intangibles” and “Income Taxes” are, we believe, reasonable, but involve inherent uncertainties as described above, which may or may not be controllable by management. As a result, the accounting for such items could result in different amounts if management used different assumptions or if different conditions occur in future periods.

Results of Operations Summary
     The following table sets forth, for the periods indicated, results of operations data expressed in dollar terms and as a percentage of net revenue. The table includes information both on a consolidated basis and by reportable business segment.

	Year Ended		Year Ended		Year Ended
Consolidated ($ in thousands):	September 30, 2005		September 30, 2004		September 30, 2003
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Net Revenue:
Acute care revenue	$1,170,483	76.8%	$1,096,192	79.1%	$934,192	85.9%
Premium revenue	353,244	23.2%	290,442	20.9%	153,964	14.1%

Total net revenue	1,523,727	100.0%	1,386,634	100.0%	1,088,156	100.0%

Costs and expenses:
Salaries and benefits	442,173	29.0%	424,419	30.6%	375,509	34.5%
Supplies	184,875	12.1%	176,245	12.7%	152,199	14.0%
Medical claims	302,204	19.8%	242,389	17.5%	128,595	11.8%
Rents and leases	32,750	2.1%	31,998	2.3%	33,545	3.1%
Other operating expenses	211,698	13.9%	202,994	14.6%	164,482	15.0%
Provision for bad debts	133,870	8.8%	126,952	9.2%	86,231	7.9%
Interest, net	66,002	4.4%	59,394	4.3%	57,552	5.3%
Depreciation and amortization	71,037	4.7%	68,084	4.9%	52,609	4.9%
Management fees	3,791	0.3%	746	0.1%	—	—
Hurricane-related expenses	4,762	0.3%	—	—	—	—
Loss on early extinguishment of debt	—	—	52,084	3.8%	3,900	0.4%
Merger expenses	—	—	19,750	1.4%	—	—
Write-off of debt issue costs	—	—	8,850	0.6%	—	—
Impairment of assets held for sale	—	—	—	—	11,741	1.1%

Total costs and expenses	1,453,162	95.4%	1,413,905	102.0%	1,066,363	98.0%

Earnings before (gain) loss on sale of assets, minority interests, and income taxes	70,565	4.6%	(27,271)	(2.0)%	21,793	2.0%

Gain (loss) on sale of assets, net	(231)	0.0%	3,624	0.3%	588	0.1%
Minority interests	(2,891)	(0.2)%	(4,305)	(0.3)%	(1,828)	(0.2)%

Earnings (loss) before income taxes	67,443	4.4%	(27,952)	(2.0)%	20,553	1.9%

Income tax expense	26,851	1.7%	4,473	0.3%	—	—

Net earnings (loss)	$40,592	2.7%	$(32,425)	(2.3)%	$20,553	1.9%

	Year Ended		Year Ended		Year Ended
Acute Care ($ in thousands):	September 30, 2005		September 30, 2004		September 30, 2003
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Net Revenue:
Acute care revenue	$1,170,483	99.3%	$1,096,192	99.0%	$934,192	99.2%
Revenue between segments	8,475	0.7%	10,821	1.0%	7,062	0.8%

Total net revenue (1)	1,178,958	100.0%	1,107,013	100.0%	941,254	100.0%

Costs and expenses:
Salaries and benefits	431,609	36.6%	414,797	37.5%	368,799	39.2%
Supplies	184,676	15.7%	176,031	15.9%	151,896	16.1%
Rents and leases	31,849	2.7%	31,296	2.8%	33,033	3.5%
Other operating expenses	200,411	17.0%	193,189	17.4%	162,153	17.2%
Provision for bad debts	133,870	11.4%	126,952	11.5%	86,231	9.2%
Interest, net	66,002	5.6%	59,394	5.4%	57,552	6.1%
Depreciation and amortization	67,840	5.7%	67,893	6.1%	52,483	5.6%
Management fees	3,791	0.3%	746	0.1%	—	—
Hurricane-related expenses	4,762	0.4%	—	—	—	—
Impairment of assets held for sale	—	—	—	—	11,741	1.1%
Loss on early extinguishment of debt	—	—	52,084	4.7%	3,900	0.4%
Merger expenses	—	—	19,750	1.8%	—	—
Write-off of debt issue costs	—	—	8,850	0.8%	—	—

Total costs and expenses	1,124,810	95.4%	1,150,982	104.0%	927,788	98.6%

Earnings before (gain) loss on sale of assets, minority interests, and income taxes	54,148	4.6%	(43,969)	(4.0)%	13,466	1.4%

Gain (loss) on sale of assets, net	(231)	0.0%	3,624	0.3%	588	0.1%
Minority interests	(2,891)	(0.3)%	(4,305)	(0.4)%	(1,828)	(0.2)%

Earnings (loss) before income taxes	51,026	4.3%	(44,650)	(4.1)%	12,226	1.3%

Income tax expense	26,851	2.2%	4,473	0.4%	—	—

Net earnings (loss)	$24,175	2.1%	$(49,123)	(4.5)%	$12,226	1.3%

(1)	Revenue between segments is eliminated in our consolidated results.

	Year Ended		Year Ended		Year Ended
Health Choice ($ in thousands):	September 30, 2005		September 30, 2004		September 30, 2003
	Amount	Percentage	Amount	Percentage	Amount	Percentage
x
Premium revenue	$353,244	100.0%	$290,442	100.0%	$153,964	100.0%
Total net revenue	353,244	100.0%	290,442	100.0%	153,964	100.0%

Costs and expenses:
Salaries and benefits	10,564	3.0%	9,622	3.3%	6,710	4.4%
Supplies	199	0.1%	214	0.1%	303	0.2%
Medical claims (2)	310,679	88.0%	253,210	87.2%	135,657	88.1%
Rents and leases	901	0.2%	702	0.2%	512	0.3%
Other operating expenses	11,287	3.2%	9,805	3.4%	2,329	1.5%
Depreciation and amortization	3,197	0.9%	191	0.1%	126	0.1%

Total costs and expenses	336,827	95.4%	273,744	94.3%	145,637	94.6%

Net earnings	$16,417	4.6%	$16,698	5.7%	$8,327	5.4%

(2)	Medical claims paid to our hospitals of $8.5 million, $10.8 million and $7.1 million for the years ended September 30, 2005, 2004 and 2003, respectively, is eliminated in our consolidated results.

Year Ended September 30, 2005 Compared to Year Ended September 30, 2004
     Net revenue — Net revenue for the fiscal year ended September 30, 2005 was $1,524 million, an increase of $137.1 million, or 9.9%, from $1,386 million for the year ended September 30, 2004. The increase in net revenue was a combination of an increase of $74.3 million in net revenue from hospital operations, which we refer to as our acute care service segment in our financial statements, and an increase of $62.8 million in net revenue from Health Choice.
     Before eliminations, net revenue from our hospital operations for the year ended September 30, 2005 was $1,179 million, an increase of $71.9 million, or 6.5%, from $1,107 million for the year ended September 30, 2004. For the years ended September 30, 2005 and 2004, approximately $8.5 million and $10.8 million, respectively, of net revenue received from Health Choice by hospitals and other healthcare entities owned by us was eliminated in consolidation. On a same facility basis, which excludes the results of North Vista Hospital, net revenue from our hospital operations increased $47.4 million, or 4.6%, which was primarily driven by a 6.8% increase in net patient revenue per adjusted admission. The increase in net patient revenue per adjusted admission is comprised primarily of rate increases and supplemented by increased acuity. Net adjustments to estimated third-party payor settlements, also known as prior years contractuals, resulted in an increase in net revenue of $2.1 million for the year ended September 30, 2005 compared to a decrease in net revenue of $1.1 million for the prior year. Our net patient revenue per adjusted admission on a consolidated basis increased 6.5% for the year ended September 30, 2005 compared to the prior year.
     Net revenue from Health Choice was $353.2 million for the year ended September 30, 2005, an increase of $62.8 million, or 21.6%, from $290.4 million for the year ended September 30, 2004. Covered lives under this prepaid Medicaid plan increased 7.6% from 105,000 at September 30, 2004 to over 113,000 at September 30, 2005. The increase in covered lives positively impacted Health Choice’s net revenue for the year ended September 30, 2005 compared to the prior year. The growth in covered lives was due primarily to an increase in the Medicaid eligible population and an increase in our marketshare in the counties where we operate.
     Salaries and benefits — Salaries and benefits expense from our hospital operations for the year ended September 30, 2005 was $431.6 million, or 36.6%, of acute care net revenue, compared to $414.8 million, or 37.5%, for the prior year. On a same facility basis, which excludes North Vista Hospital, salaries and benefits expense was 36.5% of acute care net revenue for the year ended September 30, 2005, compared to 37.7% for the prior year. The 1.2% decrease as a percentage of acute care net revenue on a same facility basis resulted primarily from the leveraging of growth in net revenue achieved through rate increases during the current period, declining volumes requiring less labor utilization and a decrease in benefits expense, offset by increases in contract labor. Benefits expense from our same facility hospital operations decreased 0.6% as a percentage of acute care revenue for the year ended September 30, 2005, compared to the prior year, due to changes to our employee healthcare benefit program implemented effective January 1, 2004, which has resulted in lower utilization of medical services.
     Supplies — Supplies expense from our hospital operations for the year ended September 30, 2005 was $184.7 million, or 15.7% of acute care net revenue, compared to $176.0 million, or 15.9%, for the prior year. On a same facility basis, supplies expense was 15.7% of acute care net revenue compared to 15.9% for the prior year. The 0.2% decrease as a percentage of acute care net revenue on a same facility basis resulted primarily from a decrease in the volume of certain bariatric and orthopedic cases, which include a higher than average supply costs component.
     Medical claims — Medical claims expense before eliminations for Health Choice increased $57.5 million to $310.7 million for the year ended September 30, 2005, compared to $253.2 million for the prior year, as a result of an increase in enrollment from 105,000 members at September 30, 2004 to over 113,000 at September 30, 2005. For the years ended September 30, 2005 and 2004, approximately $8.5 million and $10.8 million, respectively, of medical claims expense paid to our hospitals was eliminated in consolidation. Medical claims expense represents the amounts paid by Health Choice for health care services provided to its members. Medical claims expense as a percentage of premium revenue was 88.0% and 87.2% of premium revenue for the years ended September 30, 2005 and 2004, respectively. The 0.8% increase in medical claims expense as a percentage of premium revenue resulted primarily from higher inpatient and pharmacy costs, coupled with higher utilization in certain of our counties for physician specialty services.
     Other operating expenses — Other operating expenses from our hospital operations for the year ended September 30, 2005 was $200.4 million, or 17.0% of acute care net revenue, compared to $193.2 million, or 17.4%, for the prior year. On a same facility basis, other operating expenses were 17.2% of acute care net revenue for the year ended September 30, 2005, compared to 17.7% for the prior year. The 0.5% decrease as a percentage of acute care net revenue on a same facility basis was primarily a result of decreases in insurance and legal expenses. Insurance expense on a same facility basis decreased by approximately $2.1 million, or in excess of 8.4%, for the year ended September 30, 2005, compared to the prior year. Legal expense on a same facility basis decreased $3.1 million during fiscal 2005 compared to fiscal 2004. During the year ended September 30, 2004, we incurred $2.9 million in legal expenses related to litigation associated with Rocky Mountain Medical Center, which we settled in June 2004.
     Provision for bad debts — Provision for bad debts for our hospital operations for the year ended September 30, 2005 was $133.9 million, or 11.4% of acute care net revenue, compared to $127.0 million, or 11.5%, for the prior year. On a same facility basis, the provision for bad debts was $106.7 million, or 9.8% of acute care net revenue for the year ended September 30, 2005 compared to 10.2% for the prior year. The 0.4% decrease as a percentage of acute care net revenue on a same facility basis was due, in part, to our focus on self-pay cash collections including point-of-service collections which increased 22% for the year ended September 30, 2005 compared to the prior year, coupled with an increase in charity care resulting from our expanded charity care program. We anticipate that growth in self-pay revenue will continue to negatively impact the provision for bad debts. We continue to focus on our emergency rooms through facilities redesign, Medicaid eligibility automation and process-flow improvements.
     Interest, net — Interest, net is comprised of interest expense on debt outstanding, net of interest income, and amortization of deferred financing costs. Interest expense, net on debt outstanding increased $4.9 million from $55.3 million for the year ended September 30, 2004 to $60.2 million for the year ended September 30, 2005 due to an increase in average debt outstanding and an increase in interest rates. Borrowings under our senior secured credit facilities are subject to interest at variable rates. The weighted average interest rate of outstanding borrowings under the senior secured credit facilities was approximately 5.0% for the year ended September 30, 2005, compared to 4.5% for the prior year. Amortization of deferred financing costs increased $1.7 million to $5.8 million for the year ending September 30, 2005.
     Depreciation and amortization — The $2.9 million increase in depreciation and amortization expense from $68.1 million for the year ended September 30, 2004 to $71.0 million for the year ended September 30, 2005 was primarily the result of an additional $3.0 million in amortization incurred during 2005 associated with Health Choice’s contract with the Arizona Health Care Cost Containment System. During the year ended September 30, 2005, we completed the allocation of the purchase price to account for the acquisition of IAS. The allocation included $45.0 million in value assigned to Health Choice’s contract with the Arizona Health Care Cost Containment System, which was recorded as other intangible assets and is being amortized over a period of 15 years.
     Income tax expense — We recorded a provision for income taxes of $26.9 million, resulting in an effective tax rate of 39.8% for the year ended September 30, 2005, compared to a provision for income taxes of $4.5 million for the prior year. As a result of the Transactions and the related application of the purchase method of accounting, we reduce goodwill, rather than income tax expense upon the reduction of the deferred tax valuation allowance. For the periods prior to the Transactions, the deferred portion of the provision for income taxes was reduced by the use of deferred tax assets that were previously reserved with a valuation allowance.
     Net earnings (loss) — We experienced net earnings of $40.6 million for the year ended September 30, 2005, compared to a net loss of $32.4 million for the year ended September 30, 2004. Net earnings for the year ended September 30, 2005 include $4.8 million in hurricane related expenses related primarily to property damage at one of our hospitals as a result of Hurricane Rita in September 2005 and include $3.8 million in management fees. Net loss for the year ended September 30, 2004 includes $51.9 million in loss on early extinguishment of debt and $19.8 million in merger expenses, both incurred in connection with the Transactions, along with a $3.6 million gain on the sale of our Rocky Mountain Medical Center property and $8.9 million in write-off of deferred financing costs.

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
     Before eliminations, net revenue from our hospital operations for the year ended September 30, 2004 was $1.1 billion, an increase of $165.7 million, or 17.6%, from $941.3 million for the year ended September 30, 2003. For the years ended September 30, 2004 and 2003, approximately $10.8 million and $7.1 million, respectively, of net revenue received from Health Choice by hospitals and other healthcare entities owned by us was eliminated in consolidation. On a same facility basis, which excludes the results of North Vista Hospital, net revenue from our hospital operations increased $98.7 million, or 10.5%, which was primarily driven by a 10.6% increase in net patient revenue per adjusted admission. The increase in net patient revenue per adjusted admission is compromised primarily of rate increases and supplemented by increased acuity. Net adjustments to estimated third-party payor settlements, also known as prior years contractuals, resulted in a decrease in net revenue of $1.1 million for the year ended September 30, 2004 compared to a decrease in net revenue of $5.0 million for the prior year. Our net patient revenue per adjusted admission on a consolidated basis increased 12.1% for the year ended September 30, 2004 compared to the prior year.
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
     Salaries and benefits — Salaries and benefits expense from our hospital operations for the year ended September 30, 2004 was $414.8 million, or 37.5%, of acute care net revenue, compared to $368.8 million, or 39.2%, for the prior year. On a same facility basis, which excludes North Vista Hospital, salaries and benefits expense was 37.7% of acute care net revenue for the year ended September 30, 2004. The 1.5% decrease as a percentage of acute care net revenue on a same facility basis resulted primarily from a reduction in contract labor in all our markets. Contract labor, a component of salaries and benefits expense, decreased by $6.6 million, or a 1.0% decrease as a percent of acute care net revenue, for the year ended September 30, 2004 compared to the prior year as a result of our operational focus on managing the utilization of contract nursing services. Nevertheless, during the year ended September 30, 2004, we experienced a high level of contract labor utilization in our Arizona market as a result of continued volume growth and increases in acuity levels.
     Supplies — Supplies expense from our hospital operations for the year ended September 30, 2004 was $176.0 million, or 15.9% of acute care net revenue, compared to $151.9 million, or 16.1%, for the prior year. On a same facility basis, supplies expense was 15.9% of acute care net revenue. The 0.2% decrease as a percentage of acute care net revenue on a same facility basis was due in part to a decrease in the utilization of high-cost orthopedic implants and other surgical supplies and a continued focus on compliance under our national group purchasing contract. Additionally, supply utilization in the product lines where we had experienced volume growth such as bariatric and rehabilitation services required less supply costs versus other surgical and critical care service lines utilizing higher cost implants.
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
     Other operating expenses — Other operating expenses from our hospital operations for the year ended September 30, 2004 was $193.2 million, or 17.4% of acute care net revenue, compared to $162.2 million, or 17.2%, for the prior year. On a same facility basis, other operating expenses was 17.8% of acute care net revenue for the year ended September 30, 2004. The 0.6% increase as a percentage of acute care net revenue on a same facility basis was primarily a result of increases in insurance, physician recruiting and marketing expenses. Insurance expense on a same facility basis increased by approximately $4.3 million, or in excess of 20.6%, for the year ended September 30, 2004 compared to the prior year. Physician recruiting expense and marketing expense on a same facility basis increased $2.4 million and $2.7 million, respectively, during fiscal 2004 compared to fiscal 2003. The $7.5 million increase in other operating expenses for our Health Choice segment from $2.3 million at September 30, 2003 to $9.8 million at September 30, 2004 was primarily the result of a new premium tax which was implemented by the Arizona Health Care Cost Containment System effective October 1, 2003. The premium tax for the year ended September 30, 2004 equaled $6.0 million and was offset by a corresponding increase in the premium revenue paid by the Arizona Health Care Cost Containment System to Health Choice.
     Provision for bad debts — Provision for bad debts for our hospital operations for the year ended September 30, 2004 was $127.0 million, or 11.5% of acute care net revenue, compared to $86.2 million, or 9.2%, for the prior year. On a same facility basis, the provision for bad debts was $106.3 million, or 10.2% of acute care net revenue for the year ended September 30, 2004. The 1.0% increase as a percentage of acute care net revenue on a same facility basis was due primarily to growth in self-pay revenue resulting from an increase in the number of uninsured patients. Additionally, the provision for bad debts was negatively impacted by an increase in the amount of co-payments and deductibles passed on by employers to employees. As a result of our focus on our emergency rooms through facilities redesign, Medicaid eligibility automation and process-flow improvements, point-of-service collections increased 42.0% for the year ended September 30, 2004 compared to the prior year.
     Interest, net — Interest, net is comprised of interest expense on debt outstanding, net of interest income and amortization of deferred financing costs. Interest expense, net on debt outstanding increased $1.4 million from $53.9 million for the year ended September 30, 2003 to $55.3 million for the year ended September 30, 2004 due to an increase in average debt outstanding offset by a decrease in interest rates during the year ended September 30, 2004. Borrowings under both our current and former senior secured credit facilities are and were subject to interest at variable rates. The weighted average interest rate of outstanding borrowings under the senior secured credit facilities was approximately 4.5% for the year ended September 30, 2004 compared to 5.7% for the prior year. Amortization of deferred financing costs increased $400,000 to $4.1 million for the year ending September 30, 2004.
     Depreciation and amortization — The $15.8 million increase in depreciation and amortization expense from $52.6 million for the year ended September 30, 2003 to $68.1 million for the year ended September 30, 2004 was primarily the result of the acceleration of depreciation on two of our facilities in anticipation of consolidating these hospitals’ operations into a new hospital for 2005. This resulted in $12.0 million of additional depreciation in 2004 as compared to 2003. The remaining change in depreciation expense for the year ended September 30, 2004 was the result of incremental depreciation expense on North Vista Hospital and other additions to property and equipment during fiscal years 2003 and 2004. These additions were the result of the implementation of our operations strategy, pursuant to which we made substantial investments in our existing facilities.
     Minority interests — Minority interests increased $2.5 million to $4.3 million in fiscal 2004 compared to $1.8 million in fiscal 2003. Minority interests represents the third-party portion of earnings of our non-wholly owned subsidiaries included in our consolidated statements of operations. The increase in minority interests relates primarily to our successful syndication of four of our subsidiaries during fiscal 2003 and the first three months of fiscal 2004, pursuant to which each subsidiary sold limited partnership units to third-party investors.
     Income tax expense — The provision for income taxes for the year ended September 30, 2004 was $4.5 million. We recorded no provision for income taxes for the year ended September 30, 2003 due to the use of deferred tax assets that were previously reserved with a valuation allowance.
     Net earnings (loss) — Net earnings decreased from $20.6 million in fiscal 2003 to a loss of $32.4 million in fiscal 2004. Net earnings for the fiscal year ended September 30, 2004 includes a $3.6 million gain on the sale of

Rocky Mountain Medical Center property and an $8.9 million write-off of deferred financing costs resulting from an amendment to our former senior secured credit facilities. Additionally, net earnings for fiscal 2004 was adversely affected by a $52.1 million loss on early extinguishment of debt and $19.8 million in merger expenses, both incurred in connection with the Transactions.
Impairment and Sale of Rocky Mountain Medical Center Property
     During the year ended September 30, 2003, we recorded an impairment charge of $11.7 million on assets held for sale based on the then current estimated net proceeds anticipated from the eventual sale of the Rocky Mountain Medical Center real property. This charge was taken to reflect the fact that we were considering the sale of the property to potential purchasers who would convert its use to retail. On February 13, 2004, we sold the Rocky Mountain Medical Center property. The approximately 23.5-acre property and certain associated equipment, fixtures and other personal property were acquired by the Board of Education of the Granite School District (of Salt Lake County) for approximately $15.2 million. Rocky Mountain Medical Center was a hospital owned by us that ceased operations in June 2001. We recorded a gain on sale of the property during the year ended September 30, 2004 of approximately $3.6 million.
Summary of Operations by Quarter
     The following table presents unaudited quarterly operating results for the years ended September 30, 2005 and 2004. We believe that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the consolidated financial statements. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

	Quarter Ended
	Sept. 30,	June 30,	March 31,	Dec. 31,
	2005 (1)	2005	2005	2004
	(in thousands)
Net revenue	$373,516	$389,979	$390,257	$369,975
Net earnings from continuing operations before income taxes	7,331	18,201	27,270	17,763
Net earnings	4,371	10,466	15,796	9,960

	Quarter Ended
	Sept. 30,	June 30,	March 31,	Dec. 31,
	2004	2004 (2)	2004(3)	2003
	(in thousands)
Net revenue	$357,748	$355,267	$355,515	$318,104
Net earnings (loss) from continuing operations before income taxes	8,023	(54,619)	10,235	9,090
Net earnings (loss)	3,547	(56,041)	11,851	8,218

(1)	Results for the quarter ended September 30, 2005 include $4.8 million in hurricane-related expenses and a $6.8 million reduction to estimated liabilities for general and professional insurance as a result of our semi-annual actuarial study.

(2)	For comparability, the results of IAS and IASIS LLC have been combined for the quarter ended June 30, 2004. These results include $51.9 million of loss on the early extinguishment of debt and $19.8 million of merger expenses.

(3)	Results for the quarter ended March 31, 2004 include $8.5 million in write-off of debt issue costs and gain on sale of assets of $3.6 million.
Liquidity and Capital Resources
     We rely on cash generated from our internal operations as our primary source of liquidity, as well as available credit facilities, project and bank financings and the issuance of long-term debt. From time to time, we have also utilized operating lease transactions that are sometimes referred to as off-balance sheet arrangements. We expect that our future funding for working capital needs, capital expenditures, long-term debt repayments and other financing activities will continue to be provided from some or all of these sources. Each of our existing and projected sources of cash is impacted by operational and financial risks that influence the overall amount of cash generated and the capital available to us. For example, cash generated by our business operations may be impacted by, among other things, economic downturns and adverse industry conditions. Our future liquidity will be impacted by our ability to access capital markets which may be restricted due to our credit ratings, general market conditions, and by existing or future debt agreements. For a further discussion of risks that can impact our liquidity, see our risk factors beginning on page 22.
     As of September 30, 2005, we had available liquidity as follows (in millions):

Available cash	$89.1
Available capacity under our senior credit facilities	211.7

Net available liquidity at September 30, 2005	$308.8

     In addition to our available liquidity, we expect to generate significant operating cash flow in fiscal 2006. We will also utilize proceeds from our financing activities as needed.
     Our growth strategy requires significant capital expenditures during fiscal 2006 and future years. We expect our capital expenditures for fiscal 2006 to be approximately $195.0 million to $205.0 million, including the following significant expenditures:
•	approximately $62.0 to $67.0 million for the construction on our new hospital in the East Valley of Phoenix, Arizona, which we plan to open in the fourth quarter of fiscal 2007;

•	approximately $72.0 million for other growth and new business projects;

•	approximately $40.0 million in replacement or maintenance related projects at our hospitals; and

•	approximately $21.0 million in hardware and software related costs in connection with the implementation of our advanced clinical information system.
     At September 30, 2005, we had construction and other various projects in progress with an estimated cost to complete and equip over the next three years of approximately $215.5 million. We plan to finance our proposed capital expenditures with borrowings under our senior credit facilities, as well as with cash generated from operations, cash on hand and other capital sources that may become available.
     As of September 30, 2005, we had $419.7 million in borrowings outstanding as a term loan and had issued approximately $38.3 million in letters of credit. Additionally, we had $475.0 million aggregate principal amount of 8 3/4% senior subordinated notes due 2014 outstanding as of September 30, 2005. For a further discussion of our debt arrangements, see the section below entitled “Debt Instruments and Related Covenants.”
     Based upon our current level of operations and anticipated growth, we believe we have sufficient liquidity to meet our cash requirements over the short-term (next 12 months) and over the next three years. In evaluating the sufficiency of our liquidity for both the short-term and long-term, we considered the expected cash flow to be generated by our operations, cash on hand and the available borrowings under our senior secured credit facilities compared to our anticipated cash requirements for debt service, working capital, capital expenditures and the payment of taxes, as well as funding requirements for long-term liabilities. As a result of this evaluation, we believe that we will have sufficient liquidity for the next three years to fund the expenditures set forth in the Tabular Disclosure of Contractual Obligations below, as well as sufficient liquidity to fund cash required for the payment of taxes and the capital expenditures required to maintain our facilities during this period of time. We are unable at this time to extend our evaluation of the sufficiency of our liquidity beyond three years. We cannot assure you, however, that our operating performance will generate sufficient cash flow from operations or that future borrowings will be available under our senior secured credit facilities, or otherwise, to enable us to grow our business, service our indebtedness, including the new senior secured credit facilities and the 8 3/4% notes, or make anticipated capital expenditures. See “Risk Factors” beginning on page 22.
     One element of our business strategy is to selectively pursue acquisitions and strategic alliances in existing and new markets. Any acquisitions or strategic alliances may result in the incurrence of, or assumption by us, of additional indebtedness. We continually assess our capital needs and may seek additional financing, including debt or equity as considered necessary to fund capital expenditures and potential acquisitions or for other corporate purposes. Our future operating performance, ability to service or refinance the 8 3/4% notes and ability to service and extend or refinance the senior secured credit facilities will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See “Risk Factors” beginning on page 22.
Overview of Cash Flow Activities for 2005 Compared to 2004
     For the years ended September 30, 2005 and 2004, our cash flows are summarized as follows (in millions):

	2005	2004
Cash flow from operating activities	$149.2	$82.1
Cash flow used in investing activities	(151.7)	(138.0)
Cash flow from (used in) financing activities	(7.1)	53.7
Operating Activities
     Our primary sources of liquidity are cash flow provided by our operations, available cash on hand and our revolving credit facility. At September 30, 2005, we had $166.1 million in net working capital, compared to $107.8 million at September 30, 2004. We generated cash from operating activities of $149.2 million during the year ended September 30, 2005, compared to $82.1 million during the year ended September 30, 2004. Excluding $56.6 million of bond tender premiums, consent fees and other merger related expenses, cash flows provided by operating activities for the fiscal year ended September 30, 2004 would have been $138.7 million. Net accounts receivable increased $1.2 million from $165.3 million at September 30, 2004 to $166.5 million at September 30, 2005. We invested approximately $14.4 million in working capital at North Vista Hospital during the year ended September 30, 2004. Excluding third-party settlement receivables, our days of net revenue outstanding were 50 at September 30, 2005 and September 30, 2004.
Investing Activities
     Investing activities used $151.7 million during the year ended September 30, 2005.
     Capital expenditures for the year ended September 30, 2005 were approximately $142.4 million. Significant items included the following (in millions):
•	$12.0 million in land and development costs associated with a 47-acre parcel of land in the East Valley area of our Phoenix, Arizona market where a new hospital, Mountain Vista Medical Center, is currently under construction;

•	$9.0 million in hardware and software related costs incurred in connection with our total commitment of approximately $30.0 million for the implementation of our new advanced clinical system;

•	$44.9 million for the construction and equipping of The Medical Center of Southeast Texas, our new hospital in Port Arthur, Texas, which opened on April 16, 2005;

•	$13.1 million in emergency room expansion and renovation projects at three of our hospitals; and

•	$10.3 million of capital expenditures for North Vista Hospital, which we acquired on February 1, 2004.
Financing Activities
     Financing activities used net cash of $7.1 million during the year ended September 30, 2005. During 2005, we paid $3.5 million to retire our remaining 13% notes that were outstanding. In addition, we repaid $4.3 million pursuant to the terms of our new senior secured credit facilities and repaid $3.0 million in capital lease obligations and other debt. Sources of financing include net proceeds of $6.0 million received in connection with the syndication of Mountain Vista Medical Center and a secondary offering at another of our syndicated hospitals.

Debt Instruments and Related Covenants
     As of September 30, 2005, we had two separate debt arrangements:
•	$675.0 million senior secured credit facilities; and

•	$475.0 million 8 3/4% senior subordinated notes due 2014.
$675.0 Million Senior Secured Credit Facilities
     On June 22, 2004, as part of the Transactions, we entered into an amended and restated senior credit agreement with various lenders and repaid all outstanding indebtedness under our former senior secured credit facilities.
     The senior secured credit facilities consist of:
•	a senior secured Tranche B term loan of $425.0 million, which we refer to as the Term Facility; and

•	a senior secured revolving credit facility of up to $250.0 million, which we refer to as the Revolving Facility, and which is available for working capital and other general corporate purposes.
     The amended and restated senior credit agreement also contains an “accordion” feature that permits us to borrow at a later date additional term loans, maturing no earlier than the Term Facility, in an aggregate amount up to $300.0 million, subject to the receipt of commitments and the satisfaction of other conditions (including compliance with the indebtedness covenant under the 8 3/4% notes). No commitments for such increase have been received at this time.
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
     The amended and restated senior credit agreement provides for capital expenditure limitations and requires that we comply with various other financial ratios and tests and contains covenants limiting our ability to, among other things, incur additional indebtedness; sell or dispose of assets; make investments, loans or advances; pay certain restricted payments and dividends; or amend the terms of the 8 3/4% notes. Under the amended and restated credit agreement, we may acquire hospitals and other related businesses upon satisfaction of certain requirements, including demonstrating pro forma compliance with a maximum senior leverage ratio of 3.5 to 1, along with the maximum total leverage and minimum interest coverage ratios discussed below. Financial related covenants under the amended and restated senior credit agreement, applicable to us as of September 30, 2005, include the following ratios:

September 30,
2005
Actual Total Leverage Ratio	3.78
Maximum Total Leverage Ratio	6.00
Actual Interest Coverage Ratio	3.59
Minimum Interest Coverage Ratio	2.15

     Consolidated EBITDA is defined by the senior secured credit facilities as earnings (loss) before interest expense, income taxes, depreciation and amortization, loss on early extinguishment of debt, write-off of debt issue costs, impairment of assets held for sale, merger expenses, management fees, gain (loss) on sale of assets, minority interests and non-recurring charges and costs, such as hurricane-related expenses. Consolidated EBITDA is used as a basis for the ratios above. Failure to comply with these ratios would constitute an event of default under the new senior secured credit facilities, thereby accelerating all amounts outstanding under the Term Facility and Revolving Facility, including all accrued interest thereon, as due and payable upon demand by the lenders. In addition, the occurrence of an event of default under the new senior secured credit facilities would constitute an event of default under the indenture governing the 8 3/4% notes. Such an event would have a material adverse effect on our liquidity and financial condition.
     At September 30, 2005, $419.7 million was outstanding under the Term Facility, no amounts were outstanding under the Revolving Facility and we had $38.3 million outstanding in letters of credit. During the next twelve months, we are required to repay $4.3 million in principal under our new senior secured credit facilities and $3.3 million in principal under our capital lease obligations.
$475.0 Million 8 3/4% Senior Subordinated Notes Due 2014
     In connection with the Transactions, IAS retired approximately 98.5% of the outstanding principal amount of its 13% senior subordinated notes due 2009 registered under the Securities Act of 1933, as amended, and 100% of the outstanding principal amount of its 8 1/2% senior subordinated notes due 2009 registered under the Securities Act of 1933, as amended, pursuant to a cash tender offer and consent solicitation. The remaining $3.5 million of the 13% notes were retired in October 2004.
     On June 22, 2004, in connection with the Transactions, IASIS LLC and IASIS Capital Corporation, a wholly owned subsidiary of IASIS LLC formed solely for the purpose of serving as a co-issuer, or IASIS Capital, issued $475.0 million aggregate principal amount of 8 3/4% senior subordinated notes due 2014. On December 15, 2004, IASIS LLC and IASIS Capital exchanged all of their outstanding 8 3/4% senior subordinated notes due 2014 for 8 3/4% senior subordinated notes due 2014 registered under the Securities Act. Terms and conditions of the exchange offer were as set forth in the registration statement on Form S-4 filed with the Securities and Exchange Commission (the “SEC”) that became effective on November 12, 2004.
     The 8 3/4% notes are general unsecured senior subordinated obligations of the issuers, are subordinated in right of payment to their existing and future senior debt, are pari passu in right of payment with any of their future senior subordinated debt and are senior in right of payment to any of their future subordinated debt. Our existing domestic subsidiaries, other than non-guarantor subsidiaries which include Health Choice and our non-wholly owned subsidiaries, are guarantors of the 8 3/4% notes. The indenture governing the notes generally provides that we may designate other subsidiaries as non-guarantors under certain circumstances. The 8 3/4% notes are effectively subordinated to all of the issuers’ and the guarantors’ secured debt to the extent of the value of the assets securing the debt and are structurally subordinated to all liabilities and commitments (including trade payables and lease obligations) of our subsidiaries that are not guarantors of the 8 3/4% notes. The 8 3/4% notes require semi-annual interest payments.
     As of September 30, 2005, we provided a performance guaranty in the form of a letter of credit in the amount of $20.6 million for the benefit of the Arizona Health Care Cost Containment System to support our obligations under the Health Choice contract to provide and pay for healthcare services. Additionally, Health Choice maintains a cash balance of $5.0 million and an intercompany demand note with us. The amount of the performance guaranty is based in part upon the membership in the plan and the related capitation revenue paid to us.

Off-Balance Sheet Arrangements
     We are a party to certain rent shortfall agreements, master lease agreements and other similar arrangements with non-affiliated entities and an unconsolidated entity in the ordinary course of business. We do not believe we have engaged in any transaction or arrangement with an unconsolidated entity that is reasonably likely to materially affect liquidity.
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
Tabular Disclosure of Contractual Obligations
     The following table reflects a summary of obligations and commitments outstanding including both the principal and interest portions of long-term debt and capital lease obligations, as of September 30, 2005.

	Payments Due By Period
	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 Years	Total
	(in millions)
Contractual Cash Obligations:
Long-term debt, with interest (1)	$66.9	$133.2	$232.5	$936.2	$1,368.8
Capital lease obligations, with interest	3.8	4.6	0.1	—	8.5
Medical claims	60.2	—	—	—	60.2
Operating leases	26.4	43.6	26.2	61.9	158.1
Estimated self-insurance liabilities	6.3	13.0	7.6	6.5	33.4
Purchase obligations	8.1	7.9	2.1	0.1	18.2

Subtotal	$171.7	$202.3	$268.5	$1,004.7	$1,647.2

	Amount of Commitment Expiration Per Period
	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 Years	Total
	(in millions)
Other Commitments:
Construction and improvement commitments	$112.1	$101.8	$1.6	$—	$215.5
Guarantees of surety bonds	0.5	—	—	—	0.5
Letters of credit	—	—	—	38.3	38.3
Physician commitments	6.3	1.1	0.1	—	7.5
Other commitments	0.6	0.7	0.1	—	1.4

Subtotal	$119.5	$103.6	$1.8	$38.3	$263.2

Total obligations and commitments	$291.2	$305.9	$270.3	$1,043.0	$1,910.4

(1)	We used 5.0%, the weighted average interest rate incurred on our bank credit facility in 2005, as the assumed interest rate to be paid on amounts outstanding under the Term Facility which accrues actual interest at a variable rate. Actual interest will vary based on changes in interest rates.

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
Recent Accounting Pronouncements
     In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 45-3 (“FSP FIN 45-3”) to provide clarification with respect to the application of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, or FIN 45. FSP FIN 45-3 includes within its scope and provides guidance concerning the application of FIN 45 to a guarantee granted to a business (or to its owners) that the entity’s revenue (or the revenue of a specified portion of the entity) will meet a minimum amount (referred to as a minimum revenue guarantee). FSP FIN 45-3 specifies examples of such minimum revenue guarantees which include physician income guarantees. Physician income guarantees are guarantees granted to a non-employee physician recruited by a hospital to establish a medical practice in a geographical location nearby to the facility. Under the terms of the guarantee, the health care facility (the guarantor) agrees to make payments to the physician (the guaranteed party) at the end of a specific time period if the revenue generated by the physician’s practice does not equal or exceed a specified amount. FSP FIN 45-3 is effective for minimum revenue guarantees issued or modified on or after the first fiscal quarter beginning after November 10, 2005 or later, with earlier application allowed. Financial statements of prior periods should not be restated to reflect retroactive recognition and measurement of a minimum revenue guarantee. The disclosure requirements of FIN 45 are effective for all minimum revenue guarantees in interim or annual statements for periods ending after November 10, 2005 (including such guarantees that were not previously recognized). We expect to adopt FSP FIN 45-3 on January 1, 2006. We do not expect the adoption of FSP FIN 45-3 to have a material effect on our consolidated financial statements.
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123. SFAS 123(R) supersedes Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Under SFAS No. 123(R) we must determine the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. The transition method expected to be used is the prospective method. We expect to adopt SFAS 123(R) on October 1, 2006. We are evaluating the requirements of SFAS 123(R), as well as related guidance recently issued by the SEC. We have not yet determined the effect of adopting the new standard.
     In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or SAB 107. SAB 107 addresses the interaction between SFAS 123(R) and certain SEC rules and regulations and provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. We intend to follow the interpretive guidance set forth in SAB 107 during our adoption of SFAS 123(R).
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29,” or SFAS 153. SFAS 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS 153 to have a material effect on our consolidated financial statements.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3,” or SFAS 154. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 requires retrospective application as the required method for reporting a change in accounting principle, unless impracticable or a pronouncement includes specific transition provisions. This statement also requires that a change in depreciation or amortization of long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material effect on our consolidated financial statements
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. We have in place $675.0 million of senior secured credit facilities bearing interest at variable rates at specified margins above either the agent bank’s alternate base rate or its LIBOR rate. The senior secured credit facilities consist of the Term Facility, which is a $425.0 million, seven-year Tranche B term loan, and the Revolving Facility, which is a $250.0 million, six-year revolving credit facility. Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates on our consolidated financial position, results of operations or cash flow would not be material. As of September 30, 2005, we had variable rate debt of approximately $419.7 million. Holding other variables constant, including levels of indebtedness, a 0.125% increase in interest rates would have had an estimated impact on pre-tax earnings and cash flows for the next twelve month period of $525,000. We have not taken any action to cover interest rate risk and are not a party to any interest rate market risk management activities.
     The Term Facility bears interest at a rate equal to LIBOR plus 2.25% per annum or at our option, the base rate plus 1.25% per annum, and will mature in 2011. The loans under the Revolving Facility bear interest at a rate equal to the LIBOR rate, plus a margin of 2.00% to 2.50% or at our option, the base rate, plus a margin of 1.00% to 1.50%, such rate in each case depending on our total leverage ratio. The Revolving Facility matures in 2010. No amounts were outstanding under the Revolving Facility as of September 30, 2005.
     We have $475.0 million in senior subordinated notes due December 15, 2014, with interest payable semi-annually at the rate of 8 3/4% per annum. At September 30, 2005, the fair market value of the outstanding notes was $492.8 million, based upon quoted market prices as of that date.

Item 8. Financial Statements and Supplementary Data
IASIS Healthcare LLC
Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	61

Consolidated Balance Sheets at September 30, 2005 and 2004	62

Consolidated Statements of Operations for the Year ended September 30, 2005, the periods June 23, 2004 to September 30, 2004 and October 1, 2003 to June 22, 2004 (Predecessor) and the Year Ended September 30, 2003 (Predecessor)	63

Consolidated Statements of Equity for the Year ended September 30, 2005, the periods June 23, 2004 to September 30, 2004 and October 1, 2003 to June 22, 2004 (Predecessor) and the Year Ended September 30, 2003 (Predecessor)	64

Consolidated Statements of Cash Flows for the Year ended September 30, 2005, the periods June 23, 2004 to September 30, 2004 and October 1, 2003 to June 22, 2004 (Predecessor) and the Year Ended September 30, 2003 (Predecessor)	65

Notes to Consolidated Financial Statements	67

Report of Independent Registered Public Accounting Firm
To the Board of Directors of
IASIS Healthcare Corporation, sole member of IASIS Healthcare LLC
We have audited the accompanying consolidated balance sheets of IASIS Healthcare LLC as of September 30, 2005 and September 30, 2004 and the related consolidated statements of operations, equity and cash flows for the year ended September 30, 2005, and the period from June 23, 2004 to September 30, 2004 (Successor) and the related consolidated statements of operations, shareholders’ equity and cash flows for the period from October 1, 2003 to June 22, 2004 and the year ended September 30, 2003 (Predecessor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IASIS Healthcare LLC at September 30, 2005 and September 30, 2004, and the consolidated results of its operations and its cash flows for the year ended September 30, 2005, and for the period from June 23, 2004 to September 30, 2004 and the consolidated results of its operations and its cash flows for the period from October 1, 2003 to June 22, 2004 and for the year ended September 30, 2003 (Predecessor) in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Nashville, Tennessee
November 30, 2005

IASIS HEALTHCARE LLC
CONSOLIDATED BALANCE SHEETS
(In thousands except share amounts)

	September 30,	September 30,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$89,097	$98,805
Accounts receivable, net	166,456	165,280
Inventories	29,866	26,253
Deferred income taxes	56,003	—
Prepaid expenses and other current assets	25,236	21,297

Total current assets	366,658	311,635

Property and equipment, net	647,596	532,459
Goodwill	754,375	252,204
Other intangible assets, net	42,000	—
Unallocated purchase price	—	585,013
Other assets, net	42,095	42,850

Total assets	$1,852,724	$1,724,161

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$58,684	$61,295
Salaries and benefits payable	24,887	36,463
Accrued interest payable	18,489	13,821
Medical claims payable	60,201	55,421
Other accrued expenses and other current liabilities	30,550	26,142
Current portion of long-term debt and capital lease obligations	7,757	10,728

Total current liabilities	200,568	203,870

Long-term debt and capital lease obligations	897,051	902,026
Deferred income taxes	74,883	—
Other long-term liabilities	36,801	31,596
Minority interest	26,474	12,964

Equity:
Member’s equity	616,947	573,705

Total liabilities and equity	$1,852,724	$1,724,161

     See accompanying notes.

IASIS HEALTHCARE LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

			Predecessor
	Year Ended	June 23, 2004	October 1, 2003	Year Ended
	September 30,	through	through	September 30,
	2005	September 30, 2004	June 22, 2004	2003
Net revenue:
Acute care revenue	$1,170,483	$301,305	$794,887	$934,192
Premium revenue	353,244	88,169	202,273	153,964

Total net revenue	1,523,727	389,474	997,160	1,088,156

Costs and expenses:
Salaries and benefits	442,173	115,538	308,881	375,509
Supplies	184,875	46,580	129,665	152,199
Medical claims	302,204	74,051	168,338	128,595
Rents and leases	32,750	8,840	23,158	33,545
Other operating expenses	211,698	57,346	145,648	164,482
Provision for bad debts	133,870	39,486	87,466	86,231
Interest expense, net	66,002	17,459	41,935	57,552
Depreciation and amortization	71,037	19,856	48,228	52,609
Management fees	3,791	746	—	—
Hurricane-related expenses	4,762	—	—	—
Loss on early extinguishment of debt	—	232	51,852	3,900
Merger expenses	—	—	19,750	—
Write-off of debt issue costs	—	—	8,850	—
Impairment of assets held for sale	—	—	—	11,741

Total costs and expenses	1,453,162	380,134	1,033,771	1,066,363

Earnings (loss) before gain (loss) on sale of assets, minority interests and income taxes	70,565	9,340	(36,611)	21,793
Gain (loss) on sale of assets, net	(231)	(107)	3,731	588
Minority interests	(2,891)	(1,207)	(3,098)	(1,828)

Earnings (loss) before income taxes	67,443	8,026	(35,978)	20,553
Income tax expense	26,851	3,321	1,152	—

Net earnings (loss)	$40,592	$4,705	$(37,130)	$20,553

     See accompanying notes.

IASIS HEALTHCARE LLC
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands except share amounts)

			Additional
	Common Stock		Paid-In	Treasury	Accumulated	Member’s
	Shares	Par Value	Capital	Stock	Deficit	Equity	Total

Balance at September 30, 2002 (Predecessor)	31,955,863	$320	$450,718	$(155,300)	$(140,194)	$—	$155,544
Shares issued	250	—	2	—	—	—	2
Net loss	—	—	—	—	20,553	—	20,553

Balance at September 30, 2003 (Predecessor)	31,956,113	320	450,720	(155,300)	(119,641)	—	176,099
Net loss for the period October 1, 2003 to June 22, 2004	—	—	—	—	(37,130)	—	(37,130)

Balance at June 22, 2004 (Predecessor)	31,956,113	320	450,720	(155,300)	(156,771)	—	138,969
Elimination of the Predecessor’s equity accounts as a result of the merger	(31,956,113)	(320)	(450,720)	155,300	156,771	—	(138,969)
Initial equity in IASIS Healthcare LLC	—	—	—	—	—	544,000	544,000
Rollover equity investment	—	—	—	—	—	40,000	40,000
Sponsor fees	—	—	—	—	—	(15,000)	(15,000)
Net earnings for the period June 23, 2004 to September 30, 2004	—	—	—	—	—	4,705	4,705

Balance at September 30, 2004	—	—	—	—	—	573,705	573,705
Purchase price consideration for vested rollover options	—	—	—	—	—	2,650	2,650
Net earnings	—	—	—	—	—	40,592	40,592

Balance at September 30, 2005	—	—	—	—	—	$616,947	$616,947

     See accompanying notes.

IASIS HEALTHCARE LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

			Predecessor
		June 23, 2004	October 1,
	Year Ended	through	2003	Year Ended
	September 30,	September 30,	through	September 30,
	2005	2004	June 22, 2004	2003
Cash flows from operating activities:
Net earnings (loss)	$40,592	$4,705	$(37,130)	$20,553
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	71,037	19,856	48,228	52,609
Amortization of loan costs	5,789	1,792	2,262	3,671
Minority interests	2,891	1,207	3,098	1,828
Impairment of assets held for sale	—	—	—	11,741
Deferred income taxes	25,600	3,234	—	—
Loss (gain) on sale of assets	231	107	(3,731)	(588)
Hurricane-related expenses	4,762	—	—	—
Loss on early extinguishment of debt	—	—	14,993	3,900
Write-off of debt issue costs	—	—	8,850	—
Changes in operating assets and liabilities, net of acquisition and disposal:
Accounts receivable	(1,176)	8,722	(8,542)	1,413
Establishment of accounts receivable of recent acquisition	—	—	(11,325)	—
Inventories, prepaid expenses and other current assets	(7,556)	(1,581)	(5,656)	(2,356)
Accounts payable and other accrued liabilities	6,983	25,978	6,991	24,508

Net cash provided by operating activities	149,153	64,020	18,038	117,279

Cash flows from investing activities:
Purchases of property and equipment	(142,368)	(44,806)	(82,265)	(80,600)
Acquisitions including working capital settlement payments	(1,359)	(1,950)	(23,032)	—
Investment in joint venture	(3,732)	—	—	—
Proceeds from sale of assets	—	—	14,928	3,205
Change in other assets	(4,275)	797	(1,650)	(2,853)

Net cash used in investing activities	(151,734)	(45,959)	(92,019)	(80,248)

Cash flows from financing activities:
Payment of debt and capital leases	(10,849)	(1,852)	(651,371)	(516,249)
Proceeds from borrowings	2,274	—	900,000	589,600
Debt financing costs incurred	(487)	(349)	(31,469)	(14,667)
Distribution of minority interests	(4,092)	(983)	(2,510)	(762)
Proceeds received from (costs paid for) hospital syndications	6,027	(15)	1,784	6,115
Proceeds from issuance of common stock, net	—	—	529,000	2
Cash paid to security holders	—	—	(677,780)	—
Payment of merger costs incurred by members of IASIS Investment LLC	—	—	(10,800)	—

Net cash provided by (used in) financing activities	(7,127)	(3,199)	56,854	64,039

Increase (decrease) in cash and cash equivalents	(9,708)	14,862	(17,127)	101,070
Cash and cash equivalents at beginning of period	98,805	83,943	101,070	—

Cash and cash equivalents at end of period	$89,097	$98,805	$83,943	$101,070

Supplemental disclosure of cash flow information:
Cash paid for interest	$61,363	$3,285	$62,069	$49,198

Cash paid (refund received) for income taxes, net	$2,421	$(3)	$(105)	$57

IASIS HEALTHCARE LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands)

			Predecessor
		June 23, 2004	October 1,
	Year Ended	through	2003	Year Ended
	September 30,	September 30,	through	September 30,
	2005	2004	June 22, 2004	2003
Supplemental schedule of noncash investing and financing activities:
Capital lease obligations incurred to acquire equipment	$—	$—	$1,542	$8,033

Property and equipment in accounts payable	$7,449	$11,006	$13,165	$—

Stock consideration received	$—	$—	$40,000	$—

     See accompanying notes.

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
1.	Organization and Basis of Presentation
     On June 22, 2004, an investor group led by Texas Pacific Group (“TPG”) acquired IASIS Healthcare Corporation (“IAS” or the “Predecessor”) through a merger (the “Merger”). In order to consummate the Merger, the investor group established IASIS Investment LLC, a Delaware limited liability company (“IASIS Investment”), and capitalized it with cash and shares of IAS’s common stock. The initial capital contributed by the investor group was contributed by IASIS Investment to a wholly owned subsidiary of IASIS Investment, which merged with and into IAS. In the Merger, IAS issued shares of common and preferred stock to IASIS Investment, which became the sole stockholder of IAS after giving effect to the Merger.
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
     IASIS LLC owns and operates medium-sized acute care hospitals in high-growth urban and suburban markets. At September 30, 2005, the Company owned or leased 14 acute care hospitals and one behavioral health hospital, with a total of 2,219 beds in service, located in five regions:
•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	Tampa-St. Petersburg, Florida;

•	three cities in Texas, including San Antonio; and

•	Las Vegas, Nevada.
     On April 16, 2005, the Company opened a new hospital, The Medical Center of Southeast Texas, in Port Arthur, Texas. Substantially all of the operations of Mid-Jefferson Hospital in Nederland, Texas, and Park Place Medical Center in Port Arthur, Texas, moved to the new hospital. The Company also owns and operates a Medicaid managed health plan in Phoenix called Health Choice Arizona, Inc. (“Health Choice” or the “Plan”), serving over 113,000 members at September 30, 2005. In addition, the Company has an ownership interest in three ambulatory surgery centers.
     The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying audited consolidated financial statements and notes. Actual results could differ from those estimates.
     The consolidated financial statements include all subsidiaries and entities under common control of the Company. Control is generally defined by the Company as ownership of a majority of the voting interest of an entity. In addition, control is demonstrated in instances when the Company is the sole general partner in a limited partnership. Significant intercompany transactions have been eliminated. Investments in entities that the Company does not control, but in which it has a substantial ownership interest and can exercise significant influence, are accounted for using the equity method.

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
     The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include the IASIS LLC corporate office costs, which were $41.1 million, $7.4 million, $25.2 million, and $32.1 million, respectively, for the year ended September 30, 2005, the periods ended September 30, 2004 and June 22, 2004 and the year ended September 30, 2003.
2.	Significant Accounting Policies
Net Revenue
     The Company’s healthcare facilities have entered into agreements with third-party payors, including government programs and managed care health plans, under which the facilities are paid based upon established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges.
     Net patient revenue is reported at the estimated net realizable amounts from third-party payors and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with third-party payors. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and are adjusted, if necessary, in future periods when final settlements are determined. Net adjustments to estimated third-party payor settlements (“prior year contractuals”) resulted in an increase in net revenue of $2.1 million for the year ended September 30, 2005; an increase in net revenue of $38,000 for the period June 23, 2004 through September 30, 2004; a decrease in net revenue of $1.1 million for the period October 1, 2003 through June 22, 2004; and a decrease of $5.0 million for the year ended September 30, 2003.
     The calculation of appropriate payments from the Medicare and Medicaid programs as well as terms governing agreements with other third-party payors are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term. The Company believes that it is in material compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing, except as discussed in Note 11, that would have a material effect on the Company’s financial statements. Compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties and exclusion from the Medicare and Medicaid programs.
     In the ordinary course of business, the Company provides care without charge to patients who are financially unable to pay for the healthcare services they receive. Because the Company does not pursue collection of amounts determined to qualify as charity care, they are not reported in net revenue. The Company currently records revenue deductions for patient accounts that meet its guidelines for charity care. The Company has traditionally provided charity care to patients with income levels below 200% of the federal property level and will continue this practice. In fiscal year 2005, the Company expanded its charity care policy to cover uninsured patients with incomes above 200% of the federal poverty level. Under the expanded program, a sliding scale of reduced rates is offered to uninsured patients with incomes between 200% and 400% of the federal poverty level at all of the Company’s hospitals. Charity care deductions for the years ended September 30, 2005 and 2004 were $30.2 million and $23.2 million, respectively.
     Health Choice is a prepaid Medicaid managed health plan that derives approximately 100% of its revenue through a contract with the Arizona Health Care Cost Containment System (“AHCCCS”) to provide specified health services through contracted providers to qualified Medicaid enrollees. Revenue generated under the AHCCCS contract with Health Choice represented approximately 23%, 23%, 20% and 14% of the net revenue of the Company for the year ended September 30, 2005, the periods ended September 30, 2004 and June 22, 2004 and year ended September 30, 2003, respectively. Health Choice entered into a new three year contract with AHCCCS effective October 1, 2003. The new contract provides AHCCCS with two one-year renewal options following the initial term. Contractually, Health Choice is reimbursed by AHCCCS for healthcare costs that exceed stated amounts at a rate ranging from 75% to 100% of qualified healthcare costs in excess of stated levels of $15,000 to $35,000, depending on eligibility classification of the member. Qualified costs must be incurred during the contract year and are the lesser of the amount paid by the Plan or the AHCCCS fee schedule. Reinsurance recoveries are recognized under the contract with AHCCCS when healthcare costs exceed stated amounts as provided under the contract including

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
estimates of such costs at the end of each accounting period. Capitation payments received by Health Choice are recognized as revenue in the month that members are entitled to healthcare services.
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
Accounts Receivable
     The Company receives payments for services rendered from federal and state agencies (under the Medicare, Medicaid and TRICARE programs), managed care health plans, commercial insurance companies, employers and patients. During the year ended September 30, 2005, the periods ended September 30, 2004 and June 22, 2004 and the year ended September 30, 2003, approximately 40%, 42%, 39% and 40%, respectively, of the Company’s net patient revenue related to patients participating in the Medicare and Medicaid programs. The Company recognizes that revenue and receivables from government agencies are significant to its operations, but does not believe that there is significant credit risks associated with these government agencies. The Company believes that concentration of credit risk from other payors is limited due to the number of patients and payors.
     Net Medicare settlement receivables estimated as of September 30, 2005 and 2004 and included in accounts receivable in the accompanying consolidated balance sheets approximated $3.5 million and $9.6 million, respectively.
Inventories
     Inventories, principally medical supplies, implants and pharmaceuticals, are stated at the lower of average cost or market.
Long-lived Assets
(a) Property and Equipment
     Property and equipment are stated at cost. Routine maintenance and repairs are charged to expense as incurred. Expenditures that increase capacities or extend useful lives are capitalized. Depreciation expense, including amortization of assets capitalized under capital leases, is computed using the straight-line method and was $68.0 million, $19.9 million, $48.2 million and $52.6 million for the year ended September 30, 2005, the periods ended September 30, 2004 and June 22, 2004 and the year ended September 30, 2003, respectively. Buildings and improvements are depreciated over estimated useful lives ranging generally from 14 to 40 years. Estimated useful lives of equipment vary generally from 3 to 25 years. Leasehold improvements are amortized on a straight-line basis over the lesser of the terms of the respective leases or their estimated useful lives. The Company capitalized interest associated with construction projects totaling $3.9 million, $0.8 million, $1.5 million and $1.3 million, respectively, for the year ended September 30, 2005, the periods ended September 30, 2004 and June 22, 2004 and the year ended September 30, 2003.
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

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(b) Goodwill and Other Intangible Assets
     During the year ended September 30, 2005, the Company completed the allocation of the Merger purchase price, resulting in changes to the values of goodwill and other intangible assets (see note 7). Other intangible assets consists solely of Health Choice’s contract with AHCCCS, which is amortized over a period of 15 years, the contract’s estimated useful life, including assumed renewal periods. Intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment. Goodwill is not amortized but is subject to annual tests for impairment or more often if events or circumstances indicate they may be impaired. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company completed its annual impairment test of goodwill during 2005 noting no impairment.
(c) Other Assets
     Other assets consist primarily of costs associated with the issuance of debt, which are amortized over the life of the related debt, and costs to recruit physicians to the Company’s markets, which are deferred and amortized over the term of the respective physician recruitment agreement. Amortization of deferred financing costs is included in interest expense and equaled $5.8 million, $1.8 million, $2.3 million and $3.7 million, respectively, for the year ended September 30, 2005, the periods ended September 30, 2004 and June 22, 2004 and the year ended September 30, 2003. Deferred financing costs, net of accumulated amortization, equaled $23.7 million and $29.0 million at September 30, 2005 and 2004, respectively. Amortization of physician recruiting costs is included in other operating expenses and equaled $5.3 million, $1.9 million, $4.4 million and $3.9 million, respectively, for the year ended September 30, 2005, the periods ended September 30, 2004 and June 22, 2004 and the year ended September 30, 2003. Net physician recruiting costs included in the accompanying consolidated balance sheets at September 30, 2005 and 2004, equaled $9.1 million and $9.8 million, respectively.
Income Taxes
     The Company accounts for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply when the temporary differences are expected to reverse. The Company assesses the likelihood that deferred tax assets will be recovered from future taxable income to determine whether a valuation allowance should be established.
Minority Interest in Consolidated Entities
     The consolidated financial statements include all assets, liabilities, revenue and expenses of less than 100% owned entities controlled by the Company. Accordingly, management has recorded minority interests in the earnings and equity of such consolidated entities.
Medical Claims Payable
     Monthly capitation payments made by Health Choice to physicians and other healthcare providers are expensed in the month services are contracted to be performed. Claims expense for non-capitated arrangements is accrued as services are rendered by hospitals, physicians and other healthcare providers during the year.
     Medical claims payable related to Health Choice include claims received but not paid and an estimate of claims incurred but not reported. Incurred but not reported claims are estimated using a combination of historical claims experience (including severity and payment lag time) and other actuarial analysis including number of enrollees, age of enrollees and certain enrollee health indicators to predict the cost of healthcare services provided to enrollees during any given period. While management believes that its estimation methodology effectively captures trends in medical claims costs, actual payments could differ significantly from estimates given changes in the healthcare cost structure or adverse experience.

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
Stock Based Compensation
     Although IASIS LLC has no stock option plan or outstanding stock options, the Company, through its parent, IAS, grants stock options for a fixed number of common shares to employees. Statement of Financial Accounting Standards (“SFAS”) No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensate plans at fair value. The Company has chosen to account for employee stock option grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and, accordingly, recognizes no compensation expense for the stock option grants when the exercise price of the options equals, or is greater than, the market value of the underlying stock on the date of grant.
     If the Company had measured compensation cost for the stock options granted under the fair value based method prescribed by SFAS 123, net earnings (loss) would have been changed to the pro forma amounts set forth below (in thousands):

			Predecessor
		June 23, 2004
	Year Ended	through	October 1, 2003	Year Ended
	September 30,	September 30,	through June 22,	September 30,
	2005	2004	2004	2003
Net earnings (loss)
As reported	$40,592	$4,705	$(37,130)	$20,553
Pro forma	$39,434	4,441	(38,227)	18,938
     The effect of applying SFAS 123 for providing pro forma disclosure is not likely to be representative of the effect on reported net earnings for future years.
Fair Value of Financial Instruments
     Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are reflected in the accompanying consolidated financial statements at fair value because of the short-term nature of these instruments. The fair value of the Company’s long-term bank facility debt and capital lease obligations also approximate carrying value as they bear interest at current market rates. The estimated fair value of the Company’s 8 3/4% senior subordinated notes was approximately $492.8 million at September 30, 2005. The estimated fair values of the 8 3/4% senior subordinated notes at September 30, 2005 are based upon quoted market prices at that date.
Reclassifications
     Certain prior period amounts have been reclassified to conform to current period presentation. Such reclassifications had no material effect on the financial position and results of operations as previously reported.
Recently Issued Accounting Pronouncements
     In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45-3 (“FSP FIN 45-3”) to provide clarification with respect to the application of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FSP FIN 45-3 includes within its scope and provides guidance concerning the application of FIN 45 to a guarantee granted to a business (or to its owners) that the entity’s revenue (or the revenue of a specified portion of the entity) will meet a minimum amount (referred to as a minimum revenue guarantee). FSP FIN 45-3 specifies examples of such minimum revenue guarantees which include physician income guarantees. Physician income guarantees are guarantees granted to a non-employee physician recruited by a hospital to establish a medical practice in a geographical location nearby to the facility. Under the terms of the guarantee, the health care facility (the guarantor) agrees to make payments to the physician (the guaranteed party) at the end of a specific time period if the revenue generated by the physician’s practice does not equal or exceed a specified amount. FSP FIN 45-3 is effective for minimum revenue guarantees issued or modified on or after the first fiscal quarter beginning November 10, 2005 or later, with earlier application allowed. Financial statements of prior periods should not be restated to reflect retroactive recognition and measurement of a minimum revenue guarantee. The disclosure

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
requirements of FIN 45 are effective for all minimum revenue guarantees in interim or annual statements for periods ending after November 10, 2005 (including such guarantees that were not previously recognized). The Company expects to adopt FSP FIN 45-3 on January 1, 2006. The Company does not expect the adoption of FSP FIN 45-3 to have a material effect on the consolidated financial statements.
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Under SFAS 123(R), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition method expected to be used is the prospective method. The Company expects to adopt SFAS 123(R) on October 1, 2006. The Company is currently evaluating the requirements of SFAS No. 123(R), as well as related guidance recently issued by the Securities and Exchange Commission (the “SEC”). The Company has not yet determined the effect of adopting the new standard.
     In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 addresses the interaction between SFAS 123(R) and certain SEC rules and regulations and provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company intends to follow the interpretive guidance set forth in SAB 107 during its adoption of SFAS 123(R).
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29,” (“SFAS 153”). SFAS 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” or APB 29, to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS 153 to have a material effect on the consolidated financial statements.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3,” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 requires retrospective application as the required method for reporting a change in accounting principle, unless impracticable or a pronouncement includes specific transition provisions. This statement also requires that a change in depreciation or amortization of long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material effect on the consolidated financial statements.
Related Party Transactions
     Pursuant to the terms and conditions of a management agreement among the Company, TPG and certain other persons, the Company has agreed to pay TPG and such other persons a monitoring fee of 0.25% of budgeted net revenue, up to a maximum of $5 million per fiscal year, on a quarterly basis, during the term of the management agreement, plus reimburse them for their reasonable disbursements and out-of-pocket expenses. During the year ended September 30, 2005 and the period from June 23, 2004 to September 30, 2004, the Company paid $3.8 million and $746,000, respectively, in monitoring fees.

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
     Pursuant to the terms and conditions of a stockholders’ agreement among IAS, JLL Healthcare, LLC (“JLL”), and certain other stockholders, the Company agreed to pay certain administrative fees and expenses incurred by JLL during the term of the stockholders’ agreement. During the period from October 1, 2003 through June 22, 2004, and the year ended September 30, 2003, the Company paid JLL, the Company’s former financial sponsor, approximately $173,000 and $360,000, respectively, for its administrative fees and expenses. The stockholders’ agreement was terminated in connection with the Transactions and no amounts were paid to JLL under the stockholders’ agreement subsequent to June 22, 2004.
3.	The Transactions
The Merger
     Pursuant to the Merger Agreement, an investor group led by TPG acquired IAS on June 22, 2004. In the Merger, IAS’s security holders received, in the aggregate, $738.0 million less the amount of certain expenses and other adjustments. In addition, approximately $647.6 million of existing indebtedness was refinanced in connection with the Merger. The total transaction value, including tender premiums, consent fees and other fees and expenses, was approximately $1.5 billion.
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
     In connection with the Transactions, the Company incurred a loss on early extinguishment of debt of $51.9 million, which includes tender premiums and consent fees totaling $36.9 million and the write-off of deferred financing costs of $15.0 million. In addition, the Company incurred $19.8 million in merger related expenses, which include legal and advisory costs and special bonus compensation to management of IAS. The Company also paid a sponsor fee of $15.0 million to the investor group, which was recorded as a reduction of the equity investment received from them.

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
4.	Long-Term Debt and Capital Lease Obligations
     Long-term debt and capital lease obligations consist of the following (in thousands):

	September 30,	September 30,
	2005	2004
Senior secured credit facilities	$419,688	$423,938
Senior subordinated notes	475,000	478,500
Capital lease obligations and other	10,120	10,316

	904,808	912,754

Less current maturities	7,757	10,728

	$897,051	$902,026

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
     The term loans under the Term Facility bear interest at a rate equal to LIBOR plus 2.25% per annum or at the Company’s option, the base rate plus 1.25% per annum. Loans under the Revolving Facility bear interest at a rate equal to LIBOR plus 2.25% per annum or, at the Company’s option, the base rate plus 1.25% per annum, and may increase or decrease by 0.25% based on the Company’s total leverage ratio.
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
     The senior secured credit facilities contain a number of covenants that, among other things, limit the Company’s ability and the ability of its subsidiaries to (i) dispose of assets; (ii) incur additional indebtedness; (iii) incur guarantee obligations; (iv) repay other indebtedness; (v) pay certain restricted payments and dividends; (vi) create liens on assets or prohibit liens securing the senior secured credit facilities; (vii) make investments, loans or

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
advances; (viii) restrict distributions to the Company; (ix) make certain acquisitions; (x) engage in mergers or consolidations; (xi) enter into sale and leaseback transactions; (xii) engage in certain transactions with subsidiaries and affiliates; or (xiii) amend the terms of the 8 3/4% notes, and otherwise restrict corporate activities. In addition, under the senior secured credit facilities, the Company is required to comply with specified financial ratios and tests, including a minimum interest coverage ratio, a maximum leverage ratio and maximum capital expenditures.
     At September 30, 2005, there was $419.7 million outstanding under the Term Facility loan and no amounts outstanding under the revolving credit facility. The Term Facility includes a $75.0 million sublimit for letters of credit that may be issued. At September 30, 2005, the Company had issued $38.3 million in letters of credit. The weighted average interest rate of outstanding borrowings under existing bank credit facilities was approximately 5.0% and 4.5% for the years ended September 30, 2005 and 2004, respectively.
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
     On December 15, 2004, the Issuers exchanged all of their outstanding 8 3/4% senior subordinated notes due 2014 for 8 3/4% senior subordinated notes due 2014 registered under the Securities Act (the “8 3/4% notes”). Terms and conditions of the exchange offer were as set forth in the registration statement on Form S-4 filed with the SEC that became effective on November 12, 2004.
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
     Maturities of long-term debt, excluding capital lease obligations at September 30, 2005 are as follows (in thousands):

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

2006	$4,440
2007	4,443
2008	4,422
2009	4,402
2010	104,604
Thereafter	774,625

$896,936

5.	Acquisitions and Dispositions
Acquisition of IASIS Healthcare Corporation
     As previously discussed in Note 3, an investor group led by TPG acquired IAS through the Merger on June 22, 2004. The Merger has been accounted for as a purchase in accordance with SFAS No. 141, Business Combinations. During the year ended September 30, 2005, the Company completed the allocation of the Merger purchase price, resulting in the recognition of $512.0 million of additional goodwill, $45.0 million of other intangible assets and changes in the carrying value of property and equipment. The purchase price allocation was based on estimates of the fair value of the assets acquired and liabilities assumed as determined by an independent appraiser. The purchase price for IAS, including direct transaction costs, was $1.5 billion and has been allocated as reflected in the table below. Goodwill resulting from the purchase price allocation did not result in additional deductible goodwill for tax purposes.
     The following table summarizes the purchase price allocation to reflect the fair values of the net assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets, net	$122,843
Property and equipment	547,462
Non-current assets, net	6,231
Goodwill (see Note 7)	764,328
Other intangible assets (see Note 7)	45,000

Total net assets acquired	$1,485,864

Acquisition of North Vista Hospital
     Effective as of February 1, 2004, the Predecessor, through a wholly-owned subsidiary, acquired substantially all of the assets of North Vista Hospital (formerly known as Lake Mead Hospital Medical Center) in Las Vegas, Nevada (“North Vista”). The Predecessor acquired the 198-bed hospital from a subsidiary of Tenet Healthcare Corporation (“Tenet”). The net consideration paid, after working capital adjustments and including direct transaction costs was $25.0 million, which was funded with cash on hand. The Tenet subsidiary retained the accounts receivable related to the operation of the hospital prior to the acquisition. In addition, the Tenet subsidiary agreed to indemnify the purchaser for all liabilities related to the operation of the hospital prior to closing, other than the assumed liabilities. The subsidiary’s indemnification obligations are guaranteed by Tenet. The results of the operations of North Vista are included in the accompanying consolidated statements of operations from the effective date of the acquisition.
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

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
operations in June 2001. The Company recorded a gain on the sale of the property during the period ended June 22, 2004 of approximately $3.6 million.
6.	Property and Equipment
     Property and equipment consist of the following (in thousands):

	September 30,	September 30,
	2005	2004
Land	$98,068	$37,981
Buildings and improvements	363,986	314,631
Equipment	262,185	352,406

	724,239	705,018
Less accumulated depreciation and amortization	(102,478)	(242,728)

	621,761	462,290
Construction-in-progress (estimated cost to complete at September 30, 2005 - $215.5 million)	25,835	70,169

	$647,596	$532,459

     Included in equipment are assets leased under capital leases of $10.7 million and $14.7 million, net of accumulated amortization of approximately $3.2 million and $4.2 million, at September 30, 2005 and 2004, respectively. Cost to complete at September 30, 2005 of $215.5 million includes $149.2 million for Mountain Vista Medical Center, currently under construction in Mesa, Arizona.
7.	Goodwill and Other Intangible Assets
     The following table presents the changes in the carrying amount of goodwill from September 30, 2003 through September 30, 2005 (in thousands).

	Acute	Health
	Care	Choice	Total
Balance as of September 30, 2003, June 22, 2004 (Predecessor) and September 30, 2004	$252,204	$—	$252,204

Adjustments resulting from purchase price allocation of the Merger (see Note 5)	506,367	5,757	512,124

Adjustments for change in deferred tax assets and liabilities existing at the date of the TPG merger	(9,953)	—	(9,953)

Balance as September 30, 2005	$748,618	$5,757	$754,375

     Goodwill as of September 30, 2005 was $754.4 million, net of a $10.0 million cumulative reduction to goodwill resulting from changes in deferred taxes subsequent to the Merger. In the application of the purchase method of accounting, goodwill is adjusted upon the subsequent recognition of deferred tax benefits that were offset by a valuation allowance at the merger date as well as other changes in the carrying values of acquired deferred tax assets and liabilities.
     Other intangible assets consist solely of Health Choice’s contract with the AHCCCS, which is amortized over a period of 15 years, the contract’s estimated useful life, including assumed renewal periods. The Company expects amortization expense for these intangible assets, to approximate $3.0 million per year over the life of the contract. Amortization of intangible assets is included in depreciation and amortization expense and equaled $3.0 million for the year ended September 30, 2005. Net other intangible assets included in the accompanying consolidated balance sheets

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
at September 30, 2005 equaled $42.0 million. Prior to fiscal 2005, there were no amounts recorded by the Company for other intangible assets.
8. Member’s Equity and Stockholders’ Equity
Common Interests of IASIS LLC
     As of September 30, 2005, all of the common interests of IASIS LLC were owned by IAS, its sole member. IASIS LLC was formed as a wholly owned subsidiary of IAS in connection with the Transactions.
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
9. Stock Options
2000 Stock Option Plan
     The Predecessor maintained the IASIS Healthcare Corporation 2000 Stock Option Plan (“2000 Stock Option Plan”). The maximum number of shares of common stock reserved for the grant of stock options under the 2000 Stock Option Plan was 7,208,940, subject to adjustment as provided for in the 2000 Stock Option Plan. As a condition to the exercise of an option, optionees agreed to be bound by the terms and conditions of a stockholders’ agreement among the Company, JLL and certain other stockholders, including restrictions on transferability contained therein. The options were exercisable over a period not to exceed five years after the date of grant, subject to earlier vesting provisions as provided for in the 2000 Stock Option Plan.
     Information regarding the Predecessor’s stock option activity for the periods indicated is summarized below:

			Weighted
		Option Price Per	Average
	Stock Options	Share	Exercise Price
Balance at September 30, 2002 (Predecessor)	6,575,253	$9.52 – 40.00	$24.32
Granted	1,166,349	$9.52 – 40.00	$24.35
Exercised	(250)	$9.52	$9.52
Cancelled/Forfeited	(907,648)	$9.52 – 40.00	$24.35

Balance at September 30, 2003 (Predecessor)	6,833,704	$9.52 – 40.00	$24.33

Granted	133,856	$9.52 – 40.00	$24.35
Exercised	(1,792,193)	$9.52	$9.52
Rolled over	(299,900)	$9.52	$9.52
Cancelled/Forfeited	(4,875,467)	$9.52 – 40.00	$24.35

Balance at June 22, 2004 (Predecessor)	—

     In connection with the Merger, holders of Predecessor common stock options effectively exercised 1,792,193 of in-the-money options, receiving cash proceeds totaling $21.9 million, or $12.24 per share, calculated as the excess of the $21.76 per share Merger consideration over the option exercise price of $9.52. In addition, certain holders of 299,900 of in-the-money Predecessor common stock options (the “Rollover Options”) elected to rollover and convert such options into options to purchase an aggregate 3,263 shares of preferred stock, with an exercise price of $437.48 per share, and 163,150 shares of common stock, with an exercise price of $8.75 per share, of IAS. All remaining outstanding options of the Predecessor were cancelled upon consummation of the Merger.

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
2004 Stock Option Plan
     The IASIS Healthcare Corporation 2004 Stock Option Plan (the “2004 Stock Option Plan”) was established to promote the Company’s interests by providing additional incentives to its key employees, directors, service providers and consultants. The options granted under the plan represent the right to purchase IAS common stock upon exercise. Each option shall be identified as either an incentive stock option or a non-qualified stock option. The plan was adopted by the board of directors and sole stockholder of IAS in connection with the Transactions. The maximum number of shares of IAS common stock that may be issued pursuant to options granted under the 2004 Stock Option Plan is 1,756,650; provided, however, that on each anniversary of the closing of the Transactions prior to an initial public offering, an additional 146,000 shares of common stock will be available for grant. The options become exercisable over a period not to exceed five years after the date of grant, subject to earlier vesting provisions as provided for in the 2004 Stock Option Plan. All options granted under the 2004 Stock Option Plan expire no later than 10 years from the respective dates of grant. At September 30, 2005, there were 245,887 options available for grant.
     Information regarding the Company’s stock option activity for the periods indicated is summarized below:

	2004 Stock Option Plan			Rollover Options
			Weighted			Weighted
		Option	Average			Average
		Price Per	Exercise		Option Price	Exercise
	Options	Share	Price	Options	Per Share	Price
Balance at June 23, 2004	—	—	—	—	—	—
Granted/Rolled over	1,105,750	$20.00	$20.00	166,413	$8.75- $437.48	$17.16
Exercised	—	—	—	—	—	—
Cancelled/Forfeited	—	—	—	—	—	—

Balance at September 30, 2004	1,105,750	$20.00	$20.00	166,413	$8.75- $437.48	$17.16

Granted	503,563	$20.00	$20.00	—	—	—
Exercised	—	—	—	—	—	—
Cancelled/Forfeited	(98,550)	$20.00	$20.00	—	—	—

Balance at September 30, 2005	1,510,763	$20.00	$20.00	166,413	$8.75- $437.48	$17.16

     The following table summarizes information regarding the options outstanding and exercisable at September 30, 2005:

	Options Outstanding
		Weighted-
	Number	Average	Options
	Outstanding at	Remaining	Exercisable at
Exercise	September 30,	Contractual	September 30,
Price	2005	Life	2005
$8.75	163,150	5.6	163,150
$20.00	1,510,763	9.0	217,140
$437.48	3,263	5.6	3,263

	1,677,176		383,553

     The per share weighted-average fair value of stock options granted at an exercise price of $20.00 during the period ended September 30, 2005 was $6.24. The per share weighted-average fair value of stock options granted at an exercise price of $9.52 during the period ended June 22, 2004 and the year ended 2003 was $1.63 on the date of grant. All fair value amounts were determined using a minimum value option-pricing model based on the following assumptions:

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

			Predecessor
	Year Ended	June 23, 2004	October 1, 2003	Year Ended
	September 30,	through September	through June	September 30,
	2005	30, 2004	22, 2004	2003
Risk-free interest rate	3.94%	4.24%	3.15%	3.15%
Expected life	9.5 years	9.8 years	6.0 years	6.0 years
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
10. Income Taxes
     Income tax expense on income from continuing operations consists of the following (in thousands):

			(Predecessor)
		June 23, 2004
	Year Ended	through	October 1, 2003	Year Ended
	September 30,	September 30,	through	September 30,
	2005	2004	June 22, 2004	2003
Current:
Federal	$1,241	$—	$(136)	$—
State	10	87	1,288	—
Deferred:
Federal	21,168	2,700	—	—
State	4,432	534	—	—

	$26,851	$3,321	$1,152	$—

     A reconciliation of the federal statutory rate to the effective income tax rate applied to earnings before income taxes for the year ended September 30, 2005, the periods ended September 30, 2004 and June 22, 2004 and the year ended September 30, 2003 follows (in thousands):

			(Predecessor)
		June 23, 2004
	Year Ended	through	October 1, 2003	Year Ended
	September 30,	September	through	September 30,
	2005	30, 2004	June 22, 2004	2003
Federal statutory rate	$23,605	$2,809	$(12,592)	$7,194
State income taxes, net of federal income tax benefit	2,887	404	837	—
Other non-deductible expenses	385	78	4,417	223
Change in valuation allowance charged to federal tax provision	—	—	8,097	(8,235)
Other items, net	(26)	30	393	818

Provision for income taxes	$26,851	$3,321	$1,152	$—

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
     A summary of the items comprising the deferred tax assets and liabilities at September 30, 2005 and 2004 follows (in thousands):

	2005		2004
	Assets	Liabilities	Assets	Liabilities
Depreciation and fixed asset basis differences	$—	$58,020	$—	$49,456
Amortization and intangible asset basis differences	—	39,701	5,710	—
Allowance for doubtful accounts	26,710	—	25,444	—
Professional liability	13,102		11,288
Accrued expenses and other liabilities	11,337		10,586
Deductible carryforwards and credits	27,530	—	53,117	—
Other, net	975	—	744	—
Valuation allowance	(813)	—	(57,433)	—

Total	$78,841	$97,721	$49,456	$49,456

     Net current deferred tax assets of $56.0 million and net noncurrent deferred tax liabilities of $74.9 million are included in the accompanying consolidated balance sheet as of September 30, 2005. There were no net deferred income tax assets or liabilities at September 30, 2004. The Company had a net income tax payable balance of $0.2 million and $1.4 million at September 30, 2005 and September 30, 2004, respectively, which is included in other current liabilities in the accompanying consolidated balance sheets.
     The Merger constituted a tax-free transaction to the Company, although the Merger was accounted for as a purchase for financial statement purposes (see Note 5 above). Whereas the purchase price allocation resulted in changes to the carrying values of assets and liabilities, the respective tax bases were not affected by the Merger. As a result, certain items of deferred tax assets and liabilities were adjusted.
     The Company maintains a valuation allowance for deferred tax assets it believes may not be utilized. The deferred tax assets offset by a valuation allowance on the merger date result in an adjustment to goodwill if realized in the future. During the years ended September 30, 2005 and 2004, the Company utilized approximately $6.7 million and $3.3 million, respectively, of net deferred tax assets previously reserved by a valuation allowance. The utilization of net deferred tax assets resulted in a $6.7 million decrease to goodwill and a $3.3 million decrease to unallocated purchase price during the years ended September 30, 2005 and 2004, respectively. In addition, the adjustments to deferred tax assets and liabilities caused by the recording of the purchase price allocation resulted in a $49.9 million reduction of the valuation allowance during the year ended September 30, 2005. The remaining $813,000 in deferred tax assets offset by a valuation allowance at September 30, 2005 will reduce goodwill if realized in the future.
     At September 30, 2005, federal and state net operating loss carryforwards were available to offset future taxable income of approximately $66.0 million. The net operating losses begin to expire in 2019. A portion of the net loss carryforwards is subject to annual usage limitations after the ownership change caused by the Merger. The Company has an alternative minimum tax credit carryforward of $1.3 million at September 30, 2005.
     On October 17, 2005, the Internal Revenue Service (“IRS”) initiated an examination of the Company’s federal income tax return for the fiscal year ended September 30, 2004. Management believes that the examination will not have a material adverse effect on results of operations or financial position.
     During the year ended September 30, 2004, the IRS concluded its examination of the Predecessor’s federal income tax returns for the years ended September 30, 2000 and 2001. The Company consented to the adjustments proposed by the IRS, all of which were temporary differences. As a result of the adjustments, the Company received a refund of approximately $200,000, attributable to an overpayment of alternative minimum tax, offset by interest charges on certain temporary differences. The net tax refund reduced current federal income tax expense for the period October 1, 2003 through June 22, 2004.

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
11. Contingencies
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
Professional, General and Workers Compensation Liability Risks
     The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment and personal injuries. To cover these types of claims, the Company maintains general liability and professional liability insurance in excess of self-insured retentions through a commercial insurance carrier in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is currently not a party to any such proceedings that, in the Company’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company expenses an estimate of the costs it expects to incur under the self-insured retention exposure for general and professional liability claims using historical claims data, demographic factors, severity factors, current incident logs and other actuarial analysis. As of September 30, 2005 and 2004, the Company’s professional and general liability accrual for asserted and unasserted claims was approximately $33.4 million and $28.8 million, respectively, which is included within other long-term liabilities in the accompanying consolidated balance sheets.
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
Health Choice
     Health Choice has entered into a capitated contract whereby the Plan provides healthcare services in exchange for fixed periodic and supplemental payments from AHCCCS. These services are provided regardless of the actual costs incurred to provide these services. The Company receives reinsurance and other supplemental payments from AHCCCS to cover certain costs of healthcare services that exceed certain thresholds. The Company believes the capitated payments, together with reinsurance and other supplemental payments are sufficient to pay for the services Health Choice is obligated to deliver. As of September 30, 2005, the Company provided a performance guaranty in the form of a letter of credit in the amount of $20.6 million for the benefit of AHCCCS to support its obligations under the Health Choice contract to provide and pay for the healthcare services. Additionally, Health Choice maintains a cash balance of $5.0 million and an intercompany demand note with the Company. The amount of the performance guaranty is based in part upon the membership in the Plan and the related capitation revenue paid to Health Choice.
Capital Expenditure Commitments
     The Company is expanding and renovating some of its existing facilities to permit and attract additional patient volume and provide a greater variety of services. The Company had incurred approximately $25.8 million in uncompleted projects as of September 30, 2005, which is included in property and equipment in the accompanying consolidated balance sheet at that date. At September 30, 2005, the Company had various construction and other

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
projects in progress with an estimated additional cost to complete and equip of approximately $215.5 million, including $149.2 million for the construction of Mountain Vista Medical Center.
     Mountain Vista Medical Center, LP (“Mountain Vista”), a subsidiary of the Company, was formed in October 2004 to construct, manage and operate Mountain Vista Medical Center, a new hospital to be located in the East Valley area of Mesa, Arizona. In November 2004, the Company paid $8.5 million in cash for the purchase of a 47-acre parcel of undeveloped land for the new hospital. Construction of the new hospital on this property is projected to cost $160.0 to $170.0 million. In April 2005, Mountain Vista sold limited partnership units to third-party investors, including physicians, for net proceeds of approximately $3.9 million. The net proceeds from this transaction will be used to fund a portion of the cost to construct and equip the new hospital. The Company currently plans to open the new hospital during fiscal 2007.
Variable Interest Entities
     The Company is a party to certain contractual agreements whereby it may be required to make monthly payments to the developers and managers of six medical office buildings located on its hospital campuses through minimum rent revenue guarantees. The Company entered into these agreements to provide an incentive to the developers to fund the construction of the medical office buildings and manage the buildings upon their completion in order to make physician office space available near its hospital campuses. One of the contracts commenced in 1996. We are not currently making payments under this contract, although we could be required to make payments in the future. The other five contracts were entered into at various times since 2003 and each have a term of seven years starting 30 days after the related building construction is complete. Only one of the buildings was complete at September 30, 2005. The maximum annual amount the Company would pay under these contracts assuming no changes to current lease levels would be approximately $2.0 million. The Company does not expect to pay any material amounts under these contracts during the remainder of their respective term.
Tax Sharing Agreement and Consolidated Group Tax Liabilities
     Prior to the consummation of the Transactions, the Predecessor and some of its subsidiaries were included in JLL’s consolidated group for U.S. federal income tax purposes as well as in some consolidated, combined or unitary groups which included JLL for state, local and foreign income tax purposes. The Predecessor and JLL entered into a tax sharing agreement in connection with the recapitalization transaction with Paracelsus Healthcare Corporation (currently known as Clarent Hospital Corporation) and the acquisition of hospitals and related facilities from Tenet that occurred in October 1999. The tax sharing agreement required the Predecessor to make payments to JLL such that, with respect to tax returns for any taxable period in which the Predecessor or any of its subsidiaries were included in JLL’s consolidated group or any combined group including JLL, the amount of taxes to be paid by the Predecessor would be determined, subject to some adjustments, as if it and each of its subsidiaries included in JLL’s consolidated group or a combined group including JLL filed their own consolidated, combined or unitary tax returns. The tax sharing agreement with JLL terminated on June 22, 2004.
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
Other
     Tenet and its affiliates are defendants in a civil action brought on January 9, 2003 in the U.S. District Court for the Central District of California by the United States for the improper assignment of diagnostic codes and submitting false claims to Medicare. The litigation stems from an investigation by the U.S. Department of Justice, in conjunction with the Office of Inspector General, or OIG, of certain hospital billings to Medicare for inpatient stays reimbursed pursuant to diagnosis related groups 79 (pneumonia), 415 (operating room procedure for infectious and parasitic diseases), 416 (septicemia) and 475 (respiratory system diagnosis with mechanical ventilator). Although hospitals that IAS acquired from Tenet are referenced in the complaint, all of the actions complained of occurred prior to December 31, 1998 and thus before the hospitals’ acquisition by IAS. IAS has informed Tenet that IAS has no obligation or liability for any of the matters described in the complaint and that IAS is entitled to indemnification if any damages or relief were to be sought against IAS in connection with the proceeding. Tenet has accepted service of process on behalf of these hospitals and has agreed to indemnify IAS.
     In September 2005, IAS received a subpoena from the OIG. The subpoena requests production of documents, dating back to January 1999, primarily related to contractual arrangements between certain physicians and the Company’s hospitals, including leases, medical directorships and recruitment agreements. The Company maintains a comprehensive compliance program designed to ensure that the Company maintains high standards of conduct in the operation of the Company’s business in compliance with all applicable laws. Although the Company continues to be fully committed to regulatory compliance and will cooperate diligently with governmental authorities regarding this matter, there can be no assurance as to the outcome of this matter. If this matter were to be determined unfavorably to the Company, it could have a material adverse effect on the Company’s business, financial condition and results of operations. Further, the outcome of this matter may result in significant fines, other penalties and/or adverse publicity. In addition, we may incur material fees, costs and expenses in responding to the subpoena.
     The Company believes it is in material compliance with all applicable laws and regulations. Compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action, including fines, penalties and exclusion from the Medicare and Medicaid programs.
12. Leases
     The Company leases various buildings, office space and equipment under capital and operating lease agreements. The leases expire at various times and have various renewal options.
     In April 2005, the Company amended one of its facility lease agreements. The Company exercised an option under the amended lease agreement to extend the lease for an additional three-year term with an annual lease cost of $1.5 million, beginning in July 2005.

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

	Capital	Net Operating
	Leases	Leases
2006	$3,742	$24,393
2007	3,229	21,457
2008	1,420	20,171
2009	129	14,229
2010	—	11,339
Thereafter	—	61,455

Total minimum lease payments	$8,520	$153,044

Amount representing interest (at rates ranging from 5.65% to 11.65%)	648

Present value of net minimum lease payments (including $2.9 million classified as current)	$7,872

     Aggregate future minimum rentals to be received under noncancellable subleases as of September 30, 2005 were approximately $5.1 million.
13. Retirement Plans
     Substantially all employees who are employed by the Company or its subsidiaries, upon qualification, are eligible to participate in a defined contribution 401(k) plan (the “Retirement Plan”). Employees who elect to participate generally make contributions from 1% to 20% of their eligible compensation, and the Company matches, at its discretion, such contributions up to a maximum percentage. Generally, employees immediately vest 100% in their own contributions and vest in the employer portion of contributions in a period not to exceed five years. Company contributions to the Retirement Plan were approximately $3.8 million, $840,000, $2.5 million and $3.1 million for year ended September 30, 2005, the periods ended September 30, 2004 and June 22, 2004 and the year ended September 30, 2003, respectively.

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
14. Segment and Geographic Information
     The Company’s acute care hospitals and related healthcare businesses are similar in their activities and the economic environments in which they operate (i.e., urban and suburban markets). Accordingly, the Company’s reportable operating segments consist of (1) acute care hospitals and related healthcare businesses, collectively, and (2) Health Choice. The following is a financial summary by business segment for the periods indicated (in thousands):

	For the Year Ended September 30, 2005
	Acute Care	Health Choice	Eliminations	Consolidated
Net acute care revenue	$1,170,483	$—	$—	$1,170,483
Premium revenue	—	353,244	—	353,244
Revenue between segments	8,475	—	(8,475)	—

Net revenue	1,178,958	353,244	(8,475)	1,523,727

Salaries and benefits	431,609	10,564	—	442,173
Supplies	184,676	199	—	184,875
Medical claims	—	310,679	(8,475)	302,204
Rents and Leases	31,849	901	—	32,750
Other operating expenses	200,411	11,287	—	211,698
Provision for bad debts	133,870	—	—	133,870
Hurricane-related expenses	4,762	—	—	4,762

Adjusted EBITDA(1)	191,781	19,614	—	211,395

Interest expense, net	66,002	—	—	66,002
Depreciation and amortization	67,840	3,197	—	71,037
Management fees	3,791	—	—	3,791

Earnings before loss on sale of assets, minority interests and income taxes	54,148	16,417	—	70,565
Loss on sale of assets, net	(231)	—	—	(231)
Minority interests	(2,891)	—	—	(2,891)

Earnings before income taxes	$51,026	$16,417	$—	$67,443

Segment assets	$1,756,404	$96,320		$1,852,724

Capital expenditures	$141,625	$743		$142,368

Goodwill	$748,618	$5,757		$754,375

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

	For the Period June 23, 2004 through September 30, 2004
	Acute Care	Health Choice	Eliminations	Consolidated
Net acute care revenue	$301,305	$—	$—	$301,305
Premium revenue	—	88,169	—	88,169
Revenue between segments	2,790	—	(2,790)	—

Net revenue	304,095	88,169	(2,790)	389,474

Salaries and benefits	112,702	2,836	—	115,538
Supplies	46,513	67	—	46,580
Medical claims	—	76,841	(2,790)	74,051
Rents and Leases	8,602	238	—	8,840
Other operating expenses	54,655	2,691	—	57,346
Provision for bad debts	39,486	—	—	39,486

Adjusted EBITDA(1)	42,137	5,496	—	47,633

Interest expense, net	17,459	—	—	17,459
Depreciation and amortization	19,795	61	—	19,856
Management fees	746	—	—	746
Loss on early extinguishment of debt	232	—	—	232

Earnings before loss on sale of assets, minority interests and income taxes	3,905	5,435	—	9,340
Loss on sale of assets, net	(107)	—	—	(107)
Minority interests	(1,207)	—	—	(1,207)

Earnings before income taxes	$2,591	$5,435	$—	$8,026

Segment assets	$1,713,849	$10,312		$1,724,161

Capital expenditures	$44,638	$168		$44,806

Goodwill	$252,204	$—		$252,204

	For the Period October 1, 2003 through June 22, 2004
Predecessor	Acute Care	Health Choice	Eliminations	Consolidated
Net acute care revenue	$794,887	$—	$—	$794,887
Premium revenue	—	202,273	—	202,273
Revenue between segments	8,031	—	(8,031)	—

Net revenue	802,918	202,273	(8,031)	997,160

Salaries and benefits	302,095	6,786	—	308,881
Supplies	129,518	147	—	129,665
Medical claims	—	176,369	(8,031)	168,338
Rents and leases	22,694	464	—	23,158
Other operating expenses	138,534	7,114	—	145,648
Provision for bad debts	87,466	—	—	87,466

Adjusted EBITDA(1)	122,611	11,393	—	134,004

Interest expense, net	41,935	—	—	41,935
Depreciation and amortization	48,098	130	—	48,228
Loss on early extinguishment of debt	51,852	—	—	51,852
Merger expenses	19,750	—	—	19,750
Write-off of debt issue costs	8,850	—	—	8,850

Earnings (loss) before gain on sale of assets, minority interests and taxes	(47,874)	11,263	—	(36,611)
Gain on sale of assets, net	3,731	—	—	3,731
Minority interests	(3,098)	—	—	(3,098)

Earnings (loss) before income taxes	$(47,241)	$11,263	$—	$(35,978)

Capital expenditures	$81,945	$320		$82,265

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

	For the Year Ended September 30, 2003
Predecessor	Acute Care	Health Choice	Eliminations	Consolidated
Net acute care revenue	$934,192	$—	$—	$934,192
Premium revenue	—	153,964	—	153,964
Revenue between segments	7,062	—	(7,062)	—

Net revenue	941,254	153,964	(7,062)	1,088,156

Salaries and benefits	368,799	6,710	—	375,509
Supplies	151,896	303	—	152,199
Medical claims	—	135,657	(7,062)	128,595
Rents and leases	33,033	512	—	33,545
Other operating expenses	162,153	2,329	—	164,482
Provision for bad debts	86,231	—	—	86,231

Adjusted EBITDA(1)	139,142	8,453	—	147,595

Interest expense, net	57,552	—	—	57,552
Depreciation and amortization	52,483	126	—	52,609
Impairment of assets held for sale	11,741	—	—	11,741
Loss on early extinguishment of debt	3,900	—	—	3,900

Earnings before gain on sale of assets, minority interests and taxes	13,466	8,327	—	21,793
Gain on sale of assets, net	588	—	—	588
Minority interests	(1,828)	—	—	(1,828)

Earnings before income taxes	$12,226	$8,327	$—	$20,553

Segment assets	$1,027,643	$2,356		$1,029,999

Capital expenditures	$80,390	$210		$80,600

Goodwill	$252,204	$—		$252,204

(1)	Adjusted EBITDA represents net earnings (loss) before interest expense, income tax expense, depreciation and amortization, loss on early extinguishment of debt, write-off of debt issue costs, merger expenses, management fees, gain (loss) on sale of assets, and minority interests. Management fees represent monitoring and advisory fees paid to TPG, the Company’s majority financial sponsor, and certain other members of IASIS Investment. Merger expenses include legal and advisory expenses and special bonus compensation of the Predecessor incurred in connection with the acquisition of IASIS by TPG. Management routinely calculates and communicates adjusted EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within the healthcare industry to evaluate hospital performance, allocate resources and measure leverage capacity and debt service ability. In addition, the Company uses adjusted EBITDA as a measure of performance for its business segments and for incentive compensation purposes. Adjusted EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles (GAAP), and the items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net earnings, cash flows generated by operating, investing, or financing activities or other financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance or liquidity. Adjusted EBITDA, as presented, differs from what is defined under the Company’s senior secured credit facilities and may not be comparable to similarly titled measures of other companies.
15. Accrued Expenses and Other Current Liabilities
     A summary of accrued expenses and other current liabilities consists of the following (in thousands):

	September 30
	2005	2004
Employee health insurance payable	$6,926	$6,854
Taxes other than income taxes	7,718	6,774
Workers compensation insurance payable	10,066	7,800
Other	5,840	4,714

	$30,550	$26,142

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
16. Allowances for Doubtful Accounts
     A summary of activity in the Company’s allowance for doubtful accounts follows (in thousands):

				Accounts
				Written Off,
	Beginning	Provision for		Net of	Ending
	Balance	Bad Debts	Other (1)	Recoveries	Balance
Allowance for doubtful accounts:
Year ended September 30, 2003 (Predecessor)	$34,450	$86,231	$4,227	$(73,653)	$51,255
Period October 1, 2003 to June 22, 2004 (Predecessor)	51,255	87,466	4,647	(51,407)	91,961
Period June 23, 2004 to September 30, 2004	91,961	39,486	(532)	(28,434)	102,481
Year Ended September 30, 2005	102,481	133,870	(1,560)	(131,172)	103,619

(1)	included in the allowance for doubtful accounts are amounts representing estimated uncollectible accounts receivable from managed care companies and other third-party payors. Such amounts were recorded as adjustments to revenue.
17. Impact of Hurricane Rita
     The Medical Center of Southeast Texas, the Company’s new hospital located in Port Arthur, Texas, which comprises approximately 10% of the Company’s total acute care revenue, was damaged during Hurricane Rita in September 2005. The hospital sustained roof and water intrusion damage. The majority of services at the hospital became operational during October and November of 2005. The fifth floor of the hospital continues to be out of operation, and the permanent repair and replacement of the roof remains outstanding. The Company’s results from operations for the year ended September 30, 2005 include $4.8 million in hurricane related costs. These costs were principally for restoration-related costs and estimated property damage. While the Company does not believe the property damage at The Medical Center of Southeast Texas will exceed the applicable insurance deductible, the Company expects to receive insurance recoveries in future periods for business interruption losses. The deductible for business interruption insurance at The Medical Center of Southeast Texas is approximately $2.1 million. Although the Company does expect to receive business interruption insurance recoveries for The Medical Center of Southeast Texas, no recoveries are accrued on the Company’s balance sheet as of September 30, 2005, as those amounts are not determinable at this time. The Company is currently working with its insurance carrier to process recovery claims for these business interruption losses.
18. Impairment and Sale of Rocky Mountain Medical Center
     During fiscal 2003, the Company recorded an impairment charge of $11.7 million on assets held for sale. The charge was based on the current estimated net proceeds anticipated from the eventual sale of the Rocky Mountain Medical Center real property, assuming the potential purchasers would convert its use to retail. The Company sold Rocky Mountain Medical Center in February 2004 as more fully discussed in Note 5.
19. Supplemental Condensed Consolidating Financial Information
     The 8 3/4% notes described in Note 4 are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s existing domestic subsidiaries, other than non-guarantor subsidiaries which include Health Choice and the Company’s non-wholly owned subsidiaries.
     Summarized condensed consolidating balance sheets at September 30, 2005 and 2004, condensed consolidating statements of operations and cash flows for the year ended September 30, 2005, the periods ended September 30, 2004 and June 22, 2004 and the year ended September 30, 2003 for the Company, segregating the parent company issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, are found below.

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
IASIS Healthcare LLC
Condensed Consolidating Balance Sheet
September 30, 2005
(in thousands)

			Subsidiary
		Subsidiary	Non-		Condensed
	Parent Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$88,597	$500	$—	$89,097
Accounts receivable, net	—	120,853	45,603	—	166,456
Inventories	—	21,204	8,662	—	29,866
Deferred income taxes	56,003	—	—	—	56,003
Prepaid expenses and other current assets	—	11,576	13,660	—	25,236

Total current assets	56,003	242,230	68,425	—	366,658
Property and equipment, net	—	404,137	243,459	—	647,596
Intercompany	—	(111,074)	111,074	—	—
Net investment in and advances to subsidiaries	1,458,056	—	—	(1,458,056)	—
Goodwill	22,128	230,941	501,306	—	754,375
Other Intangible Assets, net	—	—	42,000	—	42,000
Unallocated purchase price	—	—	—	—	—
Other assets, net	23,675	14,834	3,586	—	42,095

Total assets	$1,559,862	$781,068	$969,850	$(1,458,056)	$1,852,724

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$42,415	$16,269	$—	$58,684
Salaries and benefits payable	—	19,151	5,736	—	24,887
Accrued interest payable	18,489	(1,070)	1,070	—	18,489
Medical claims payable	—	—	60,201	—	60,201
Other accrued expenses and other current liabilities	—	26,220	4,330	—	30,550
Current portion of long-term debt and capital lease obligations	4,402	2,241	5,992	(4,878)	7,757

Total current liabilities	22,891	88,957	93,598	(4,878)	200,568
Long-term debt and capital lease obligations	890,438	5,198	204,489	(203,074)	897,051
Deferred income taxes	74,883	—	—	—	74,883
Other long-term liabilities	—	36,801	—	—	36,801
Minority interest	—	26,474	—	—	26,474

Total liabilities	988,212	157,430	298,087	(207,952)	1,235,777
Member’s equity	571,650	623,638	671,763	(1,250,104)	616,947

Total liabilities and equity	$1,559,862	$781,068	$969,850	$(1,458,056)	$1,852,724

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
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
(in thousands)

	For the Year Ended September 30, 2005
			Subsidiary
		Subsidiary	Non-		Condensed
	Parent Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net revenue:
Acute care revenue	$—	$832,575	$346,383	$(8,475)	$1,170,483
Premium revenue	—	—	353,244	—	353,244

Total net revenue	—	832,575	699,627	(8,475)	$1,523,727
Costs and expenses:
Salaries and benefits	—	321,370	120,803	—	442,173
Supplies	—	142,576	42,299	—	184,875
Medical claims	—	—	310,679	(8,475)	302,204
Rents and leases	—	22,987	9,763	—	32,750
Other operating expenses	—	150,994	60,704	—	211,698
Provision for bad debts	—	106,689	27,181	—	133,870
Interest expense, net	66,002	—	14,539	(14,539)	66,002
Depreciation and amortization	—	49,000	22,037	—	71,037
Management fees	3,791	(7,294)	7,294	—	3,791
Hurricane-related expenses	—	—	4,762	—	4,762
Equity in earnings of affiliates	(122,697)	—	—	122,697	—

Total costs and expenses	(52,904)	786,322	620,061	99,683	1,453,162

Earnings (loss) before gain (loss) on sale of assets, minority interests, and income taxes	52,904	46,253	79,566	(108,158)	70,565
Gain (loss) on sale of assets, net	—	(241)	10	—	(231)
Minority interests	—	(2,891)	—	—	(2,891)

Earnings (loss) before income taxes	52,904	43,121	79,576	(108,158)	67,443
Income tax expense	26,851	—	—	—	26,851

Net earnings (loss)	$26,053	$43,121	$79,576	$(108,158)	$40,592

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
(in thousands)

	For the Period June 23, 2004 through September 30, 2004
			Subsidiary
		Subsidiary	Non-		Condensed
	Parent Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net revenue:
Acute care revenue	$—	$214,678	$89,415	$(2,788)	$301,305
Premium revenue	—	—	88,169	—	88,169

Total net revenue	—	214,678	177,584	(2,788)	389,474
Costs and expenses:
Salaries and benefits	—	83,467	32,071	—	115,538
Supplies	—	35,810	10,770	—	46,580
Medical claims	—	—	76,839	(2,788)	74,051
Rents and leases	—	6,149	2,691	—	8,840
Other operating expenses	—	41,563	15,783	—	57,346
Provision for bad debts	—	32,511	6,975	—	39,486
Interest expense, net	17,459	—	2,328	(2,328)	17,459
Depreciation and amortization	—	15,920	3,936	—	19,856
Management fees	—	(1,123)	1,869	—	746
Loss on early extinguishment of debt	232	—	—	—	232
Equity in earnings of affiliates	(23,389)	—	—	23,389	—

Total costs and expenses	(5,698)	214,297	153,262	18,273	380,134

Earnings before loss on sale of assets, minority interests, and income taxes	5,698	381	24,322	(21,061)	9,340
Loss on sale of assets, net	—	(107)	—	—	(107)
Minority interests	—	(1,207)	—	—	(1,207)

Earnings (loss) before income taxes	5,698	(933)	24,322	(21,061)	8,026
Income tax expense	3,321	—	—	—	3,321

Net earnings (loss)	$2,377	$(933)	$24,322	$(21,061)	$4,705

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations (continued)
(in thousands)

	For the Period October 1, 2003 through June 22, 2004
			Subsidiary
		Subsidiary	Non-		Condensed
Predecessor	Parent Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net revenue:
Acute care revenue	$—	$563,697	$239,221	$(8,031)	$794,887
Premium revenue	—	—	202,273	—	202,273

Total net revenue	—	563,697	441,494	(8,031)	997,160
Costs and expenses:
Salaries and benefits	—	223,954	84,927	—	308,881
Supplies	—	99,439	30,226	—	129,665
Medical claims	—	—	176,369	(8,031)	168,338
Rents and leases	—	16,180	6,978	—	23,158
Other operating expenses	—	105,238	40,410	—	145,648
Provision for bad debts	—	66,877	20,589	—	87,466
Interest expense, net	41,935	—	7,753	(7,753)	41,935
Depreciation and amortization	—	38,847	9,381	—	48,228
Management fees	—	(5,011)	5,011	—	—
Write-off of debt issue costs	8,850	—	—	—	8,850
Loss on early extinguishment of debt	51,852	—	—	—	51,852
Merger expenses	19,750	—	—	—	19,750
Equity in earnings of affiliates	(78,656)	—	—	78,656	—

Total costs and expenses	43,731	545,524	381,644	62,872	1,033,771

Earnings (loss) before gain on sale of assets, minority interests and income taxes	(43,731)	18,173	59,850	(70,903)	(36,611)
Gain on sale of assets, net	—	3,731	—	—	3,731
Minority interests	—	(3,098)	—	—	(3,098)

Earnings (loss) before income taxes	(43,731)	18,806	59,850	(70,903)	(35,978)
Income tax expense	1,152	—	—	—	1,152

Net earnings (loss)	$(44,883)	$18,806	$59,850	$(70,903)	$(37,130)

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
For the Year Ended September 30, 2003
(in thousands)

			Subsidiary
		Subsidiary	Non-		Condensed
Predecessor	Parent Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net revenue:
Acute care revenue	$—	$640,181	$301,073	$(7,062)	$934,192
Premium revenue	—	—	153,964	—	153,964

Total net revenue	—	640,181	455,037	(7,062)	1,088,156
Costs and expenses:
Salaries and benefits	—	267,637	107,872	—	375,509
Supplies	—	111,419	40,780	—	152,199
Medical claims	—	—	135,657	(7,062)	128,595
Rents and leases	—	25,560	7,985	—	33,545
Other operating expenses	—	117,374	47,108	—	164,482
Provision for bad debts	—	60,691	25,540	—	86,231
Interest expense, net	57,552	—	27,902	(27,902)	57,552
Depreciation and amortization	—	39,632	12,977	—	52,609
Management fees	(10,725)	—	10,725	—	—
Loss on early extinguishment of debt	3,900	—	—	—	3,900
Impairment of assets held for sale	11,741	—	—	—	11,741
Equity in earnings of affiliates	(55,119)	—	—	55,119	—

Total costs and expenses	7,349	622,313	416,546	20,155	1,066,363

Earnings (loss) before gain (loss) on sale of assets, minority interests and income taxes	(7,349)	17,868	38,491	(27,217)	21,793
Gain (loss) on sale of assets, net	—	780	(192)	—	588
Minority interests	—	(1,828)	—	—	(1,828)

Earnings (loss) before income taxes	(7,349)	16,820	38,299	(27,217)	20,553
Income tax expense	—	—	—	—	—

Net earnings (loss)	$(7,349)	$16,820	$38,299	$(27,217)	$20,553

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
IASIS Healthcare LLC
Condensed Consolidating Statement of Cash Flows
(in thousands)

	For the Year Ended September 30, 2005
			Subsidiary
		Subsidiary	Non-		Condensed
	Parent Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net earnings	$26,053	$43,121	$79,576	$(108,158)	$40,592
Adjustments: to reconcile net earnings to net cash provided operating activities:
Depreciation and amortization	—	49,000	22,037	—	71,037
Amortization of loan costs	5,789	—	—	—	5,789
Minority interests	—	2,891	—	—	2,891
Deferred income taxes	25,600	—	—	—	25,600
Loss (gain) on sale of assets	—	241	(10)	—	231
Hurricane-related expenses	—	—	4,762	—	4,762
Equity in earnings of affiliates	(122,697)	—	—	122,697	—
Changes in operating assets and liabilities:
Accounts receivable	—	(17)	(1,159)	—	(1,176)
Inventories, prepaid expenses and other current assets	—	(5,413)	(2,143)	—	(7,556)
Accounts payable and other accrued liabilities	4,668	1,740	575	—	6,983

Net cash provided by (used in) operating activities	(60,587)	91,563	103,638	14,539	149,153

Cash flows from investing activities
Purchases of property and equipment	—	(75,257)	(67,111)	—	(142,368)
Acquisitions including working capital settlement payments	—	(1,359)	—	—	(1,359)
Investment in joint venture	—	—	(3,732)	—	(3,732)
Change in other assets	—	(4,233)	(42)	—	(4,275)

Net cash used in investing activities	—	(80,849)	(70,885)	—	(151,734)

Cash flows from financing activities
Payment of debt and capital leases	(7,876)	(1,742)	(1,231)	—	(10,849)
Proceeds from borrowings	2,274	—	—	—	2,274
Debt financing costs incurred	(487)	—	—	—	(487)
Proceeds received from hospital syndications	—	6,027	—	—	6,027
Change in intercompany balances with affiliates, net	66,676	(23,865)	(28,272)	(14,539)	—
Distribution of minority interests	—	—	(4,092)	—	(4,092)

Net cash provided by (used in) financing activities	60,587	(19,580)	(33,595)	(14,539)	(7,127)

Net decrease in cash and cash equivalents	—	(8,866)	(842)	—	(9,708)
Cash and cash equivalents at beginning of period	—	97,463	1,342	—	98,805

Cash and cash equivalents at end of period	$—	$88,597	$500	$—	$89,097

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
IASIS Healthcare LLC
Condensed Consolidating Statement of Cash Flows
(in thousands)

	For the Period June 23, 2004 through September 30, 2004
			Subsidiary
		Subsidiary	Non-		Condensed
	Parent Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net earnings (loss)	$2,377	$(933)	$24,322	$(21,061)	$4,705
Adjustments: to reconcile net earnings (loss) to net cash provided operating activities:
Depreciation and amortization	—	15,920	3,936	—	19,856
Amortization of loan costs	1,792	—	—	—	1,792
Minority interests	—	1,207	—	—	1,207
Deferred income taxes	—	3,234	—	—	3,234
Loss on sale of property and equipment	—	107	—	—	107
Equity in earnings of affiliates	(23,389)	—	—	23,389	—
Changes in operating assets and liabilities:
Accounts receivable	—	9,270	(548)	—	8,722
Inventories, prepaid expenses and other current assets	—	2,867	(4,448)	—	(1,581)
Accounts payable and other accrued liabilities	12,538	(228)	13,668	—	25,978

Net cash provided by (used in) operating activities	(6,682)	31,444	36,930	2,328	64,020

Cash flows from investing activities
Purchases of property and equipment	—	(5,289)	(39,517)	—	(44,806)
Acquisitions including working capital settlement payments	—	(1,950)	—	—	(1,950)
Change in other assets	—	987	(190)	—	797

Net cash used in investing activities	—	(6,252)	(39,707)	—	(45,959)

Cash flows from financing activities
Payment of debt and capital leases	(1,129)	(578)	(145)	—	(1,852)
Debt financing costs incurred	(349)	—	—	—	(349)
Costs paid for hospital syndications	—	(15)	—	—	(15)
Change in intercompany balances with affiliates, net	8,160	(7,167)	1,335	(2,328)	—
Distribution of minority interests	—	—	(983)	—	(983)

Net cash provided by (used in) financing activities	6,682	(7,760)	207	(2,328)	(3,199)

Net increase (decrease) in cash and cash equivalents	—	17,432	(2,570)	—	14,862
Cash and cash equivalents at beginning of period	—	80,031	3,912	—	83,943

Cash and cash equivalents at end of period	$—	$97,463	$1,342	$—	$98,805

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
IASIS Healthcare LLC
Condensed Consolidating Statement of Cash Flows (continued)
(in thousands)

	For the Period October 1, 2003 through June 22, 2004
			Subsidiary
		Subsidiary	Non-		Condensed
Predecessor	Parent Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net earnings (loss)	$(44,883)	$18,806	$59,850	$(70,903)	$(37,130)
Adjustments: to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	—	38,847	9,381	—	48,228
Amortization of loan costs	2,262	—	—	—	2,262
Minority interests	—	3,098	—	—	3,098
Gain on sale of assets, net	—	(3,731)	—	—	(3,731)
Loss on early extinguishment of debt	14,993	—	—	—	14,993
Write-off of debt issue costs	8,850	—	—	—	8,850
Equity in earnings of affiliates	(78,656)	—	—	78,656	—
Changes in operating assets and liabilities:
Accounts receivable	—	(6,197)	(2,345)	—	(8,542)
Establishment of accounts receivable of recent acquisition	—	(11,325)	—	—	(11,325)
Inventories, prepaid expenses and other current assets	—	(4,096)	(1,560)	—	(5,656)
Accounts payable and other accrued liabilities	(19,695)	9,590	17,096	—	6,991

Net cash provided by (used in) operating activities	(117,129)	44,992	82,422	7,753	18,038

Cash flows from investing activities
Purchase of property and equipment	—	(46,095)	(36,170)	—	(82,265)
Acquisitions including working capital settlement payments	—	(23,032)	—	—	(23,032)
Proceeds from sale of assets	—	14,928	—	—	14,928
Change in other assets	—	(1,969)	319	—	(1,650)

Net cash used in investing activities	—	(56,168)	(35,851)	—	(92,019)

Cash flows from financing activities
Proceeds from issuance of common stock, net	529,000	—	—	—	529,000
Proceeds from debt borrowings	900,000	—	—	—	900,000
Cash paid to security holders	(677,780)	—	—	—	(677,780)
Payment of merger costs incurred by members of IASIS Investment LLC	(10,800)	—	—	—	(10,800)
Payment of debt and capital leases	(649,309)	(1,019)	(1,043)	—	(651,371)
Debt financing costs incurred	(31,469)	—	—	—	(31,469)
Proceeds from hospital syndications	—	1,784	—	—	1,784
Change in intercompany balances with affiliates, net	57,487	(10,342)	(39,392)	(7,753)	—
Distribution of minority interests	—	—	(2,510)	—	(2,510)

Net cash provided by (used in) financing activities	117,129	(9,577)	(42,945)	(7,753)	56,854

Net increase (decrease) in cash and cash equivalents	—	(20,753)	3,626	—	(17,127)
Cash and cash equivalents at beginning of period	—	100,784	286	—	101,070

Cash and cash equivalents at end of period	$—	$80,031	$3,912	$—	$83,943

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
IASIS Healthcare LLC
Condensed Consolidating Statement of Cash Flows
For the Year Ended September 30, 2003
(in thousands)

			Subsidiary
		Subsidiary	Non-		Condensed
Predecessor	Parent Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net earnings (loss)	$(7,349)	$16,820	$38,299	$(27,217)	$20,553
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	—	39,632	12,977	—	52,609
Amortization of loan costs	3,671	—	—	—	3,671
Minority interests	—	1,828	—	—	1,828
Loss (gain) on sale of assets	—	(780)	192	—	(588)
Loss on early extinguishment of debt	3,900	—	—	—	3,900
Impairment of assets held for sale	11,741	—	—	—	11,741
Equity in earnings of affiliates	(55,119)	—	—	55,119	—
Changes in operating assets and liabilities:
Accounts receivable	—	(425)	1,838	—	1,413
Inventories, prepaid expenses and other current assets	—	(2,657)	301	—	(2,356)
Accounts payable and other accrued liabilities	5,961	17,734	813	—	24,508

Net cash provided by (used in) operating activities	(37,195)	72,152	54,420	27,902	117,279

Cash flows from investing activities
Purchase of property and equipment	—	(44,328)	(36,272)	—	(80,600)
Proceeds from sale of assets	—	3,205	—	—	3,205
Change in other assets	—	(5,355)	2,502	—	(2,853)

Net cash used in investing activities	—	(46,478)	(33,770)	—	(80,248)

Cash flows from financing activities
Proceeds from issuance of common stock, net	2	—	—	—	2
Proceeds from debt borrowings	589,600	—	—	—	589,600
Payment of debt and capital leases	(514,590)	(1,043)	(616)	—	(516,249)
Debt financing costs incurred	(14,677)	10	—	—	(14,667)
Proceeds from hospital syndications	—	6,115	—	—	6,115
Change in intercompany balances with affiliates, net	(23,140)	70,285	(19,243)	(27,902)	—
Distribution of minority interests	—	(48)	(714)	—	(762)

Net cash provided by (used in) financing activities	37,195	75,319	(20,573)	(27,902)	64,039

Net increase in cash and cash equivalents	—	100,993	77	—	101,070
Cash and cash equivalents at beginning of period	—	(209)	209	—	—

Cash and cash equivalents at end of period	$—	$100,784	$286	$—	$101,070

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
     Evaluations of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2005. Based on this evaluation, the principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports.
     Changes in Internal Control Over Financial Reporting
     During the fourth fiscal quarter of the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
Item 9B. Other Information
     None.
PART III
Item 10. Directors and Executive Officers of the Registrant
     The following table sets forth the name, age and position of the directors and executive officers of IAS and executive officers of IASIS LLC. See “Certain Relationships and Related Transactions.”

Name	Age	Position
David R. White	58	Chairman of the Board and Chief Executive Officer
Sandra K. McRee	49	President and Chief Operating Officer
W. Carl Whitmer	41	Chief Financial Officer
Frank A. Coyle	41	Secretary and General Counsel
James Moake	36	Operations Chief Financial Officer
John M. Doyle	45	Vice President and Treasurer
Larry D. Hancock	47	President, Utah Market
Phillip J. Mazzuca	46	President, Texas Market
Jim McKinney	52	President, Nevada Market
Ben Cluff	60	Chief Financial Officer, Utah Market
Peter Stanos	42	Vice President, Ethics and Business Practices
David Bonderman	63	Director
Jonathan J. Coslet	41	Director
Kirk E. Gorman	55	Director
Curtis S. Lane	48	Director
Todd B. Sisitsky	34	Director
Paul S. Levy	58	Director
Jeffrey C. Lightcap	46	Director
Sharad Mansukani	36	Director

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
     James Moake was appointed Operations Chief Financial Officer in February 2005. Previously, he has served as a Division Chief Financial Officer of IASIS since March 2003. From November 2002 to March 2003, Mr. Moake served as Operations Controller of IAS. Prior to joining the company, from March 2000 to November 2002, he served as the Chief Financial Officer for two regional medical centers of Province Healthcare, Inc. Mr. Moake served as the Chief Financial Officer of HMA, Inc.’s Community Hospital of Lancaster (PA) from July 1999 to March 2000 and the Assistant Chief Financial Officer of HMA, Inc.’s Biloxi Regional Medical Center (MS) from June 1998 to June 1999. From December 1994 to May 1998, he served as the Chief Financial Officer of Grant Regional Health Center, Inc. in Wisconsin.
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
     Jim McKinney was named President of the Nevada market of IAS and IASIS LLC effective August 2004 and additionally the President of the Arizona market effective April 2005. He served as Vice President, Operations and Development from April 2004 to August 2004. Before joining IAS, Mr. McKinney was President/Chief Operating Officer for Leland Medical Centers, a hospital development and management corporation. Prior to joining Leland, Mr. McKinney served as President/CEO of Brim Healthcare, Inc., the nation’s second largest hospital management company. While at Brim, Mr. McKinney was responsible for 60 hospitals representing $700 million in net revenue and over 13,000 employees. Additionally, Mr. McKinney has served in numerous operational, management and development positions in hospital systems for the past 25 years.
     Ben Cluff has served as Chief Financial Officer of the Utah market of IAS and IASIS LLC since September 2005. Mr. Cluff continues to serve as Chief Financial Officer of Jordan Valley Hospital, where he has served since August 2002. In addition, Mr. Cluff has previously owned a general contracting business and has worked in numerous healthcare positions. Mr. Cluff holds a Bachelor of Science Degree in Business Management from Brigham Young University.
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
     David Bonderman became a Director of IAS upon the consummation of the Transactions. Mr. Bonderman is a founder of TPG and serves as a principal and general partner of the firm. Prior to forming TPG in 1993, Mr. Bonderman was Chief Operating Officer of the Robert M. Bass Group, Inc. (now doing business as Keystone, Inc.) in Fort Worth, Texas. Mr. Bonderman serves on the boards of directors of the following public companies: CoStar Group, Inc., Ducati Motor Holding, S.p.A., Gemplus International S.A. and Ryanair Holdings, plc. He also serves on the boards of directors of the Wilderness Society, Grand Canyon Trust, World Wildlife Fund, University of Washington Foundation and the American Himalayan Foundation.
     Jonathan J. Coslet became a Director of IAS upon the consummation of the Transactions. Mr. Coslet is a Senior Partner of TPG, responsible for the firm’s generalist and healthcare investment activities. Mr. Coslet is also a member of the firm’s Investment Committee and Management Committee. Prior to joining TPG in 1993, Mr. Coslet was in the Investment Banking department of Donaldson, Lufkin & Jenrette, specializing in leveraged acquisitions and high yield finance from 1991 to 1993. Mr. Coslet serves on the boards of directors of Quintiles Transnational Corp., J.Crew Group, Inc., Burger King Corporation, Fidelity National Information Services and The Neiman Marcus Group, Inc.

     Kirk E. Gorman was appointed a Director of IAS in August 2004. Mr. Gorman currently serves as Senior Vice President and Chief Financial Officer of Jefferson Health System, a not-for-profit health system based in Radnor, Pennsylvania, which he joined in October 2003. Prior to joining Jefferson Health System, Mr. Gorman served as Senior Vice President and Chief Financial Officer of Universal Health Services, Inc., a public hospital company based in Pennsylvania, from 1987 to February 2003. Mr. Gorman also has 13 years of experience in the banking industry and served as Senior Vice President of Mellon Bank prior to his work in the healthcare industry. Mr. Gorman serves as a director of Viasys Healthcare Inc.
     Curtis S. Lane became a Director of IAS upon the consummation of the Transactions. Mr. Lane is a Senior Managing Director of MTS Health Partners, L.P., a merchant banking firm focused on healthcare advisory and investment opportunities. Prior to forming MTS Health Partners, L.P. in 2000, Mr. Lane founded and managed the healthcare investment banking group at Bear, Stearns & Co. Inc. from its inception in 1986 until 1998 .
     Todd B. Sisitsky became a Director of IAS upon the consummation of the Transactions. Mr. Sisitsky manages TPG’s health care investment activities. Prior to joining TPG in 2003, Mr. Sisitsky worked at Forstmann Little & Company from 2001 to 2003 and Oak Hill Capital Partners from 1999 to 2001.
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
     Sharad Mansukani became a Director of IASIS in April 2005. Dr. Mansukani serves as a senior advisor of TPG, and serves on the faculty at both the University of Pennsylvania and Temple University School of Medicine. Dr. Mansukani completed a residency and fellowship in ophthalmology at the University of Pennsylvania School of Medicine and a fellowship in quality management and managed care at the Wharton School of Business.
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
Audit Committee Financial Expert
     The current members of our audit committee are Messrs. Lane, Sisitsky, Lightcap and Gorman. IAS’s board of directors has determined that Todd Sisitsky is an “audit committee financial expert” as that term is defined in Item 401(h) of Regulation S-K promulgated by the SEC.
Code of Ethics
     We have adopted a code of ethics for our principal executive officer, principal accounting and financial officer, controller and persons performing similar functions, which is Exhibit 14 to this annual report on Form 10-K and which also has been posted on our Internet website at www.iasishealthcare.com. Please note that our Internet website address is provided as an inactive textual reference only. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics on our Internet website.

Item 11. Executive Compensation
     The following table provides information as to annual, long-term or other compensation during the last three fiscal years for:
-	the individual serving as Chief Executive Officer of the Company during the fiscal year ended September 30, 2005; and

-	the four other most highly compensated executive officers of the Company who were serving as executive officers of the Company at September 30, 2005.

	Annual Compensation						Long-Term Compensation Awards
							Securities
					Other Annual		Underlying	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)		Compensation ($)(1)		Options (#)	Compensation ($)
David R. White (2)	2005	$770,000	$1,248,940		$	—	194,000	$5,967	(4)
Chairman of the Board	2004	700,000	4,400,000	(3)		—	292,000	6,500
& Chief Executive Officer	2003	742,921	1,400,000			—	—	6,804

Sandra K. McRee (5)	2005	$514,800	$417,503		$	—	85,200	$7,000	(4)
President &	2004	468,000	1,968,000	(3)		—	116,800	6,500
Chief Operating Officer	2003	502,422	450,000			—	—	7,087

W. Carl Whitmer (6)	2005	$459,000	$372,184		$	—	85,200	$6,055	(4)
Chief Financial Officer	2004	417,200	1,917,200	(3)		—	116,800	4,936
	2003	412,156	380,000			—	—	5,220

Phil Mazzuca	2005	$303,753	$121,501		$	—	30,000	$4,930	(4)
President, Texas Market	2004	295,472	147,736			—	20,000	24,835	(7)
	2003	284,938	142,433			—	—	20,259	(8)

Larry Hancock (9)	2005	$260,738	$164,516		$	—	20,000	$7,000	(4)
President, Utah Market	2004	191,250	34,135			—	20,000	—
	2003	130,919	—			—	—	—

(1)	Perquisites and other personal benefits did not exceed the lesser of either $50,000 or 10% of the total of annual salary and bonus for any named executive officer.

(2)	Mr. White served as IAS’s non-executive Chairman of the Board of Directors from October 1999 until November 2000. He was appointed Chief Executive Officer in December 2000 and President in May 2001. He served as President of IAS until May 2004 and continues to serve as Chief Executive Officer of IAS. Mr. White was appointed Chief Executive Officer of IASIS LLC upon consummation of the Transactions.

(3)	Includes annual bonus compensation and special bonus compensation received in connection with the Transactions.

(4)	Contribution on behalf of the employee to 401(k) plan.

(5)	Ms. McRee was appointed IAS’s Chief Operating Officer in May 2001 and President in May 2004. She was appointed President and Chief Operating Officer of IASIS LLC upon consummation of the Transactions.

(6)	Mr. Whitmer served as IAS’s Vice President and Treasurer from March 2000 until October 2001. He was appointed Chief Financial Officer of IAS in November 2001. He was appointed Chief Financial Officer of IASIS LLC upon consummation of the Transactions.

(7)	Contribution of $6,500 on behalf of Mr. Mazzuca to our 401(k) plan and relocation allowance of $18,335.

(8)	Contribution of $8,072 on behalf of Mr. Mazzuca to our 401(k) plan and relocation allowance of $12,187.

(9)	Mr. Hancock was appointed President, Utah Market for IAS in June 2003. He was appointed President Utah Market for IASIS LLC upon consummation of the Transactions.

OPTION GRANTS IN LAST FISCAL YEAR
     The following table provides information concerning individual grants of stock options made during the fiscal year ended September 30, 2005 to each of the named executive officers:

	Number of	Percent of Total			Potential Realizable Value at
	Securities	Options			Assumed Annual Rates of Stock Price
	Underlying	Granted to			Appreciation
	Options	Employees in	Exercise		for Option Term
Name	Granted (#)	Fiscal Year (%)	Price ($)	Expiration Date	5% ($)	10% ($)
David R. White	194,000	38.7%	$20.00	March 22, 2015	$2,440,111	$6,183,721
Sandra K. McRee	85,200	17.0%	$20.00	March 22, 2015	$1,071,636	$2,715,737
W. Carl Whitmer	85,200	17.0%	$20.00	March 22, 2015	$1,071,636	$2,715,737
Phil Mazzuca	30,000	6.0%	$20.00	March 22, 2015	$377,337	$956,245
Larry Hancock	20,000	4.0%	$20.00	March 22, 2015	$251,558	$637,497
     The following table summarizes certain information with respect to unexercised options to purchase common and preferred stock of IAS held by the named executive officers at September 30, 2005. The securities underlying unexercised options were valued at $20.00 per common share and $1,000.00 per preferred share.
2005 FISCAL YEAR-END OPTION VALUES

	Number of Securities Underlying		Value of Unexercised
	Unexercised-Options Held at		In-The-Money Options at
	September 30, 2005		September 30, 2005
Name	Exercisable (#)	Unexercisable (#)	Exercisable ($)	Unexercisable ($)
David R. White	134,871	413,000	$1,364,851	—
Sandra K. McRee	68,751	178,640	$1,001,299	—
W. Carl Whitmer	59,428	178,640	$795,653	—
Phil Mazzuca	8,439	46,000	$97,927	—
Larry Hancock	7,773	36,000	$83,238	—
     There were no option exercises during 2005 by the named executive officers in the table above.
     We entered into rollover option agreements in connection with the Transactions with each of the named executive officers and other executive officers pursuant to which such individuals agreed to roll over options to purchase an aggregate 299,900 shares of common stock of IAS into options to purchase an aggregate 3,263 shares of preferred stock of IAS, with an exercise price of $437.48 per share, and an aggregate 163,150 shares of new common stock of IAS, with an exercise price of $8.75 per share. These new rollover options are fully vested and shall remain outstanding and exercisable for the remainder of their original term.
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

Directors’ Compensation
     On February 14, 2005, IAS granted Kirk Gorman options to purchase 1,175 shares of IAS’s common stock and committed to grant Mr. Gorman, on each of the first, second, third and fourth anniversaries of the grant date, provided that he is still a director, options to purchase a number of shares valued at $18,750 based on the fair market value of the common stock on each such anniversary. These grants were made pursuant to the Form of Stock Option Grant Agreement under IAS’s 2004 Stock Option Plan. In addition, IAS entered into a Director Compensation and Restricted Share Award Agreement with Mr. Gorman on the grant date. Pursuant to the Director Compensation and Restricted Share Award Agreement, IAS agreed to pay Mr. Gorman cash compensation of $9,375 for the fiscal quarter ended December 31, 2004 and annual cash compensation of $37,500 for the remaining term of the Director Compensation and Restricted Share Award Agreement, payable in equal quarterly installments, in consideration for his services as a member of IAS’s Board of Directors. IAS also granted Mr. Gorman 1,175 shares of restricted common stock on the grant date and committed to grant Mr. Gorman, on each of the first, second, third and fourth anniversaries of the grant date, provided that he is still a director, restricted common stock valued at $18,750 based on the fair market value of the common stock on each such anniversary.
     On April 14, 2005, IAS granted Sharad Mansukani options to purchase 938 shares of IAS’s common stock and committed to grant Dr. Mansukani, on each of the first, second, third and fourth anniversaries of the grant date, provided that he is still a director, options to purchase a number of shares of common stock valued at $18,750 based on the fair market value of the common stock on each such anniversary. These grants were made pursuant to the Form of Stock Option Grant Agreement under IAS’s 2004 Stock Option Plan. In addition, IAS entered into a Director Compensation and Restricted Share Award Agreement with Dr. Mansukani on the grant date. Pursuant to the Director Compensation and Restricted Share Award Agreement, IAS agreed to pay Dr. Mansukani annual cash compensation of $37,500 for the term of the Director Compensation and Restricted Share Award Agreement, payable in equal quarterly installments, in consideration for his services as a member of IAS’s Board of Directors. IAS also granted Dr. Mansukani 938 shares of restricted common stock on the grant date and committed to grant Dr. Mansukani, on each of the first, second, third and fourth anniversaries of the grant date, provided that he is still a director, restricted common stock valued at $18,750 based on the fair market value of the common stock on each such anniversary.
     Currently, IAS’s other directors do not receive any compensation for their services. IAS does, however, reimburse them for travel expenses and other out-of-pocket costs incurred in connection with attendance at board of directors and committee meetings.
Employment Agreements
     On May 4, 2004, we entered into five-year employment agreements that commenced upon the consummation of the Transactions with each of David R. White, under which he serves as Chairman of the Board and Chief Executive Officer, Sandra K. McRee, under which she serves as Chief Operating Officer and President, and W. Carl Whitmer, under which he serves as Chief Financial Officer. Mr. White’s employment agreement provides for an initial base salary of $700,000 each year. Ms. McRee’s employment agreement provides for an initial base salary of $468,000 per year. Mr. Whitmer’s employment agreement provides for an initial base salary of $417,200 each year. Mr. White is entitled to receive an annual target bonus of up to 100% of his base salary and an annual maximum bonus of up to 200% of his base salary based upon the achievement of certain performance objectives set annually by the IAS board of directors. Ms. McRee and Mr. Whitmer also are entitled to receive an annual target bonus of up to 50% of their base salaries and an annual maximum bonus of up to 100% of their base salaries based upon the achievement of certain performance objectives set annually by the IAS board of directors. The base salaries of Mr. White, Ms. McRee and Mr. Whitmer under such employment agreements are, during fiscal year 2005, $770,000, $514,800 and $458,900, respectively.
     The employment agreements also contain severance provisions regarding compensation upon termination of employment under certain circumstances. If we terminate Mr. White’s, Ms. McRee’s or Mr. Whitmer’s employment without cause or any of them leave our company for “good reason,” such person will be entitled to receive a severance payment that includes an amount equal to two times the applicable annual base salary, a lump sum payment equal to the present value of all other benefits such person would have received through two years after the date of termination and, if eligible to receive a pro-rata bonus (such bonus to be determined based on a formula described in such person’s employment agreement) then two-times the pro rata bonus plus an additional pro-rata bonus payment. Additionally, the next tranche of options scheduled to vest will immediately vest and become exercisable and all vested options (other than the rollover options) may be exercised within one year from the date of termination or if eligible to receive a pro-rata bonus, then such options can be exercised within two years of termination. In addition, each of Mr. White and Ms. McRee has the right to terminate their employment one year after a change in control, or six months if the acquirer is in the healthcare facilities business, and receive their severance payments. The agreements contain non-competition and non-solicitation provisions pursuant to which Mr. White, Ms. McRee, and Mr. Whitmer will not compete with IAS or its subsidiaries within 25 miles of the location of any hospital we manage for two years following the date of termination of such person’s employment. The agreements provide that during this time such person will not solicit or recruit our business partners and employees. In certain circumstances following a change in control, IAS has agreed to compensate Mr. White in the event any payment under his employment agreement is subject to an excise tax under Section 4999 of the Internal Revenue Code.
     By the terms of their employment agreements, upon the consummation of the Transactions, Mr. White was granted an option to purchase 2% of the total outstanding common stock of IAS, and each of Ms. McRee and Mr. Whitmer were granted options to purchase 0.8% of the total outstanding common stock of IAS under the IASIS Healthcare Corporation 2004 Stock Option Plan. Mr. White’s options vest in four equal installments on each anniversary of the closing of the Transactions and Ms. McRee and Mr. Whitmer’s options vest in five equal installments on each anniversary of the closing of the Transactions. In the event of a change in control, any portion of the stock option that is not vested and exercisable shall immediately vest and become exercisable. Additionally, in the event IAS consummates a merger, business combination or other similar transaction with a company or entity that does not constitute a change in control and immediately following the consummation of such a transaction, the investor group led by TPG, which established IASIS Investment, as of the consummation of the Transactions and their affiliates beneficially own less than 50% of the voting power of such person and Mr. White, Ms. McRee or Mr. Whitmer’s employment is terminated by IAS without cause or by the executive for “good reason,” any portion of the stock option that has not become vested and exercisable as of the date of termination shall become immediately vested and exercisable.
Compensation Committee Interlocks and Insider Participation in Compensation Decisions
     During fiscal 2005, IAS’s compensation committee was comprised of Messrs. White, Bonderman and Coslet. Messrs. Bonderman and Coslet have never been officers of IAS.
Stock Option Plan
     IAS’s 2004 Stock Option Plan was established to promote our interests by providing our key employees, directors, service providers and consultants with an additional incentive to continue to work for or to perform services for us, and to improve our growth and profitability. The options granted under the plan represent the right to purchase IAS common stock upon exercise. Each option shall be identified as either an incentive stock option or a non-qualified stock option. The plan was adopted by the board of directors and sole stockholder of IAS in connection with the Transactions.
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
     The maximum number of shares of IAS common stock that may be issued pursuant to options granted under the plan is 1,756,650; provided, however, that on each anniversary of the closing of the Transactions prior to an initial public offering, an additional 146,000 shares of common stock will be available for grant.
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
     As of September 30, 2005, options to purchase a total of 1,510,763 shares had been granted and were outstanding under this plan, of which 217,140 were then vested and exercisable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plans
     The table below sets forth the following information as of September 30, 2005 with respect to IAS’s compensation plans (including individual compensation arrangements) under which its equity securities are authorized for issuance, aggregated by (i) all compensation plans previously approved by IAS’s security holders and (ii) all compensation plans not previously approved by IAS’s security holders:
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

			Remaining Available
			for Future Issuance
	Number of		Under Equity
	Securities to be		Compensation Plans
	Issued Upon	Weighted-average	(excluding securities
	Exercise of	Exercise Price of	reflected in the
Plan Category	Outstanding Options	Outstanding Options	first column)
Equity compensation plans approved by security holders
Preferred stock(1)	3,263	$437.48	—
Common stock(2)	1,673,913	$18.90	245,887
Equity compensation plans not approved by security holders	—	—	—

Total	1,677,176	$19.71	245,887

(1)	Shares of preferred stock to be issued upon exercise of rollover options issued in connection with the Transactions.

(2)	Consists of 163,150 shares of common stock to be issued upon exercise of rollover options issued in connection with the Transactions, with an exercise price of $8.75 per share, and 1,510,763 shares of common stock to be issued upon exercise of options issued under IAS’s 2004 Stock Option Plan, with an exercise price of $20.00 per share. Of the 1,756,650 shares of common stock currently authorized for issuance under the 2004 Stock Option Plan, 245,887 shares remain available for future issuance.
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
     The following table presents information as of December 23, 2005 regarding ownership of shares of IAS common stock and preferred stock by each person known to be a holder of more than 5% of IAS common stock and preferred stock, the members of the IAS board of directors, each executive officer named in the summary compensation table and all current directors and executive officers as a group.
     When reviewing the following table, you should be aware that the amounts and percentage of common stock and preferred stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days.
     Unless otherwise indicated, the address of each person listed below is 117 Seaboard Lane, Building E, Franklin, Tennessee 37067.

			Percentage of	Percentage of
	Preferred Shares	Common Shares	Preferred Shares	Common Shares
Beneficial Owners	Beneficially Owned (a)	Beneficially Owned (b)	Beneficially Owned	Beneficially Owned
IASIS Investment (c)	292,000	14,600,000	100.0%	100.0%
David R. White	1,213	133,658	*	*
Sandra K. McRee	890	67,861	*	*
W. Carl Whitmer	707	58,721	*	*
Phil Mazzuca	87	8,352	*	*
Larry Hancock	74	7,699	*	*

				Percentage of	Percentage of
	Preferred Shares	Common Shares		Preferred Shares	Common Shares
Beneficial Owners	Beneficially Owned (a)	Beneficially Owned (b)		Beneficially Owned	Beneficially Owned
David Bonderman (d)	—	—		—	—
Jonathan J. Coslet (d)	—	—		—	—
Kirk E. Gorman	—	1,175	(e)	*	*
Curtis Lane	—	—		—	—
Todd B. Sisitsky (d)	—	—		—	—
Paul S. Levy (f)	54,986	2,744,800		18.8%	18.8%
Jeffrey C. Lightcap (f)	54,986	2,744,800		18.8%	18.8%
Sharad Mansukani		938	(e)	*	*
Current directors and executive officers as a group (19 persons)	295,263	14,892,983		100.0%	100.0%

*	Less than 1%.

(a)	The following shares of preferred stock subject to options converted by management in connection with the Transactions currently exercisable or exercisable within 60 days of September 30, 2005, are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options but are not deemed outstanding for the purpose of computing the percentage ownership of any other person: Mr. White, 1,213; Ms. McRee, 890; Mr. Whitmer, 707; Mr. Mazzuca, 87; Mr. Hancock, 74; and all current directors and executive officers as a group (19 persons), 3,263.

(b)	The following shares of common stock subject to options converted by management in connection with the Transactions currently exercisable or exercisable within 60 days of September 30, 2005, are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options but are not deemed outstanding for the purpose of computing the percentage ownership of any other person: Mr. White, 133,658; Ms. McRee, 67,861; Mr. Whitmer, 58,721; Mr. Mazzuca, 8,352; Mr. Hancock, 7,699; and all current directors and executive officers as a group (19 persons), 290,870.

(c)	The membership interests of IASIS Investment are owned as follows: TPG, 74.4%, JLL, 18.8%, and Trimaran, 6.8%. TPG Advisors III, Inc. and TPG Advisors IV, Inc. through their ownership of TPG, which owns a controlling interest in IASIS Investment, may be deemed to beneficially own all of the shares of preferred stock and common stock owned by IASIS Investment.

(d)	David Bonderman, James G. Coulter and William S. Price, III are directors, executive officers and the sole shareholders of TPG Advisors III, Inc. and TPG Advisors IV, Inc. TPG Advisors III, Inc. and TPG Advisors IV, Inc. through their ownership of TPG, which owns a controlling interest in IASIS Investment, may be deemed to beneficially own all of the shares of preferred stock and common stock owned by IASIS Investment. Messrs. Bonderman, Coulter and Price, by virtue of their positions with TPG Advisors III, Inc. and TPG Advisors IV, Inc. may be deemed to have investment powers and beneficial ownership with respect to all of the shares of preferred stock and common stock owned by IASIS Investment. Each of Messrs. Bonderman, Coulter and Price disclaims beneficial ownership of these shares of preferred stock and common stock. None of Messrs. Coslet and Sisitsky has investment power over any of the shares of preferred stock and common stock owned by IASIS Investment.

(e)	Represents shares of restricted stock granted to Messrs. Gorman and Mansukani pursuant to Director Compensation and Restricted Stock Award Agreements.

(f)	Messrs. Levy and Lightcap are senior managing directors of JLL Partners, Inc. which, through its controlling interest in JLL, which owns 18.8% of IASIS Investment, may be deemed to beneficially own 18.8% of the shares of preferred stock and common stock owned by IASIS Investment. Accordingly, each of Messrs. Levy and Lightcap may be deemed to beneficially own 18.8% of the shares of preferred stock and common stock owned by IASIS Investment.
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
Management Services Agreement
     Upon the consummation of the Transactions, we entered into a management services agreement with TPG GenPar III, L.P., TPG GenPar IV, L.P., both affiliates of TPG, JLL Partners Inc. and Trimaran Fund Management, L.L.C. under which we paid those parties a transaction fee equal to $15 million in the aggregate. The management services agreement provides that in exchange for consulting and management advisory services that will be provided to us by the investors, we will pay an aggregate monitoring fee of 0.25% of budgeted net revenue up to a maximum of $5 million per fiscal year to these parties (or certain of their respective affiliates) on a quarterly basis and reimburse them for their reasonable disbursements and out-of-pocket expenses. This monitoring fee will be subordinated to the notes in the event of a bankruptcy of the company. For the year ended September 30, 2005 and for the period from June 23, 2004 through September 30, 2004, we paid $3.8 million and $746,000, respectively, in monitoring fees under the management services agreement.
Stockholders Agreement
     In connection with the 1999 recapitalization transaction with Paracelsus Healthcare Corporation (currently known as Clarent Hospital Corporation) and acquisition of hospitals and related facilities from Tenet, JLL and the other investors in our company entered into a stockholders agreement dated October 8, 1999, as amended, governing their ownership of our company. We agreed to pay the administrative fees and expenses of JLL during the term of the stockholders agreement. During the year ended September 30, 2004, we paid JLL approximately $165,000 for its administrative fees and expenses. The stockholders agreement terminated on June 22, 2004.
Tax Sharing Agreement and Other Tax Allocations
     Prior to the consummation of the Transactions, IAS and some of its subsidiaries were included in JLL’s consolidated group for U.S. federal income tax purposes as well as in some consolidated, combined or unitary groups which included JLL for state, local and foreign income tax purposes. IAS and JLL entered into a tax sharing agreement in connection with the recapitalization that occurred in October 1999. The tax sharing agreement required IAS to make payments to JLL such that, with respect to tax returns for any taxable period in which IAS or any of its subsidiaries were included in JLL’s consolidated group or any combined group including JLL, the amount of taxes to be paid by IAS would be determined, subject to some adjustments, as if it and each of its subsidiaries included in JLL’s consolidated group or a combined group including JLL filed their own consolidated, combined or unitary tax returns. The tax sharing agreement with JLL terminated on June 22, 2004.
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

Item 14. Principal Accountant Fees and Services
     The following table sets forth the aggregate fees for services related to fiscal years 2005 and 2004 provided by Ernst & Young LLP, our principal accountants:

	Fiscal	Fiscal
	2005	2004
Audit Fees (a)	$975,000	$1,106,000
Audit-Related Fees (b)	6,400	154,000
Tax Fees	87,000	89,000
All Other Fees (c)	—	—

(a)	Audit Fees represent fees billed for professional services rendered for the audit of our annual financial statements and review of our quarterly financial statements, and audit services provided in connection with other statutory or regulatory filings, including services related to our 8 1/2% senior subordinated notes issued in June 2003 and our 8 3/4% senior subordinated notes issued in June 2004.

(b)	Audit-Related Fees represent fees billed for assurance services related to the audit of our financial statements. The amount shown for fiscal 2004 consists primarily of services rendered in connection with the Merger in June 2004.

(c)	All Other Fees represent fees for services provided to us not otherwise included in the categories above.
     During fiscal 2003, we reviewed our existing practices regarding the use of our independent auditors to provide non-audit and consulting services, to ensure compliance with SEC proposals. Our audit committee adopted a policy, which provides that our independent auditors may provide certain non-audit services which do not impair the auditors’ independence. In that regard, our audit committee must pre-approve all audit services provided to our company, as well as all non-audit services provided by our company’s independent auditors. This policy is administered by our senior corporate financial management, which reports throughout the year to our audit committee. Our audit committee pre-approved all audit and non-audit services provided by Ernst & Young LLP during fiscal 2005 and fiscal 2004.
Item 15. Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements: See Item 8

	2.	Financial Statement Schedules: Not Applicable

	3.	Management Contracts and Compensatory Plans and Arrangements

—	Employment Agreement, dated as of May 4, 2004, by and between IASIS Healthcare Corporation and David R. White (1)
—	Employment Agreement, dated as of May 4, 2004, by and between IASIS Healthcare Corporation and Sandra K. McRee (1)
—	Employment Agreement, dated as of May 4, 2004, by and between IASIS Healthcare Corporation and W. Carl Whitmer (1)
—	Form of Roll-over Option Letter Agreement (1)
—	IASIS Healthcare Corporation 2004 Stock Option Plan (1)
—	Form of Management Stockholders Agreement between IAS and each of David R. White, Sandra K. McRee and W. Carl Whitmer (1)
—	Form of Management Stockholders Agreement under IASIS Healthcare Corporation 2004 Stock Option Plan (1)
—	Form of Stock Option Grant Agreement under IASIS Healthcare Corporation 2004 Stock Option Plan (1)
—	Form of Management Stockholders Agreement for Rollover Options (1)
—	IASIS Corporate Incentive Plan (1)
—	IASIS Market Executive Incentive Program (1)
—	Director Compensation and Restricted Share Award Agreement, dated as of February 14, 2005, between IASIS Healthcare Corporation and Kirk Gorman (11)
—	First Amendment to IASIS Healthcare Corporation 2004 Stock Option Plan (12)
—	Director Compensation and Restricted Share Award Agreement, dated as of April 14, 2005, between IASIS Healthcare Corporation and Sharad Mansukani (13)
(c)	Exhibits:

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of May 4, 2004, by and among IASIS Investment LLC, Titan Merger Corporation and IASIS Healthcare Corporation (1)

2.2	Indemnification Agreement dated as of May 4, 2004, by and among IASIS Investment LLC, IASIS Healthcare Corporation, and the stockholders and option holders of IASIS Healthcare Corporation listed on the signature pages thereof (2)

2.3	Asset Sale Agreement dated as of January 16, 2004, by and between NLVH, Inc. and IASIS Healthcare Corporation (3)

2.4	Assignment and Assumption of Asset Sale Agreement dated as of January 16, 2004, by and between IASIS Healthcare Corporation and Lake Mead Hospital, Inc. (3)

2.5	Guaranty of Payment and Performance dated as of January 16, 2004, executed by IASIS Healthcare Corporation in favor of NLVH, Inc. (3)

3.1	Certificate of Formation of IASIS Healthcare LLC, as filed with the Secretary of State of the State of Delaware on May 11, 2004 (1)

3.2	Limited Liability Company Agreement of IASIS Healthcare LLC dated as of May 11, 2004 (1)

4.1	Indenture, dated as of June 22, 2004, among IASIS Healthcare LLC, IASIS Capital Corporation, the Subsidiary Guarantors and The Bank of New York Trust Company, N.A., as Trustee (1)

Exhibit No.	Description
4.2	Form of Notation of Subsidiary Guarantee (1)

4.3	Form of 8 3/4% Senior Subordinated Exchange Note due 2014 (1)

4.4	Supplemental Indenture, dated as of June 30, 2004, by and between IASIS Finance Texas Holdings, LLC, IASIS Healthcare LLC, IASIS Capital Corporation, the existing Subsidiary Guarantors and The Bank of New York Trust Company, N.A., as Trustee (1)

10.1	Lease, dated as of July 29, 1977, by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, Inc., as Tenant (4)

10.2	Addendum to Lease entered into by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, Inc., as Tenant (4)

10.3	Conforming Amendment to Lease, dated as of June 10, 1991, by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, Inc., as Tenant (4)

10.4	Amendment to Hospital Lease, dated as of October 31, 2000, by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, L.P., as Tenant (4)

10.5	Amendment to Lease, dated April 30, 2003, by and between Sierra Equities, Inc. and Mesa General Hospital, L.P. (5)

10.6	Letter Agreement effective May 6, 2005, amending Lease by and between Sierra Equities Inc. and Mesa General Hospital, L.P. (6)

10.7	Amended and Restated Pioneer Hospital Lease, dated as of June 28, 2002, by and between Health Care Property Investors, Inc. and Pioneer Valley Hospital, Inc. (7)

10.8	Lease Agreement, dated as of October 6, 2003, between The Dover Centre, LLC and IASIS Healthcare Corporation (8)

10.9	Form of Indemnification Agreement (1)

10.10	Contract between Arizona Health Care Cost Containment System and Health Choice Arizona (including Amendment No. 1 thereto), effective as of October 1, 2003 (5)

10.11	Amendment No. 2 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2003 (8)

10.12	Amendment No. 3 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2003 (8)

10.13	Amendment No. 4 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2003 (8)

10.14	Amendment No. 5 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2003 (8)

10.15	Amendment No. 6 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2003 (8)

10.16	Amendment No. 7 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of April 1, 2004 (1)

Exhibit No.	Description
10.17	Amendment No. 8 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2004 (1)

10.18	Amendment No. 9 to Contact between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2004 (9)

10.19	Amendment No. 10 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2005

10.20	Purchase and Sale Agreement dated as of December 15, 2003, by and between Rocky Mountain Medical Center, Inc. and Board of Education of the Granite School District (10)

10.21	Letter Agreement dated as of January 26, 2004 by and among Rocky Mountain Medical Center, Inc., Board of Education of Granite School District and Merrill Title Company (10)

10.22	Information System Agreement, dated February 23, 2000, between McKesson Information Solutions LLC and IASIS Healthcare Corporation, as amended (1)**

10.23	Amended and Restated Credit Agreement, dated June 22, 2004, by and among IASIS Healthcare LLC, IASIS Healthcare Corporation, the Subsidiary Guarantors, Bank of America, N.A., as Administrative Agent, L/C Issuer and Swingline Lender and the other lenders party thereto (1)

10.24	Joinder Agreement, dated as of June 30, 2004, by and between IASIS Finance Texas Holdings, LLC and Bank of America, N.A., as Administrative Agent (1)

10.25	Employment Agreement, dated as of May 4, 2004, by and between IASIS Healthcare Corporation and David R. White (1)

10.26	Employment Agreement, dated as of May 4, 2004, by and between IASIS Healthcare Corporation and Sandra K. McRee (1)

10.27	Employment Agreement, dated as of May 4, 2004, by and between IASIS Healthcare Corporation and W. Carl Whitmer (1)

10.28	Form of Roll-over Option Letter Agreement (1)

10.29	IASIS Healthcare Corporation 2004 Stock Option Plan (1)

10.30	Management Services Agreement dated as of June 22, 2004 by and among IASIS Healthcare LLC, Trimaran Fund II, L.L.C., Trimaran Parallel Fund II, L.P., Trimaran Capital L.L.C., CIBC Employee Private Equity Partners (Trimaran), CIBC MB Inc., JLL Partners Inc., TPG IASIS IV LLC, TPG IASIS III LLC, TPG IASIS Co-Invest I LLC and TPG IASIS Co-Invest II LLC (1)

10.31	Investor Rights Agreement dated as of June 22, 2004, by and between IASIS Investment LLC and IASIS Healthcare Corporation (1)

10.32	Form of Management Stockholders Agreement between IAS and each of David R. White, Sandra K. McRee and W. Carl Whitmer (1)

10.33	Form of Management Stockholders Agreement under IASIS Healthcare Corporation 2004 Stock Option Plan (1)

Exhibit No.	Description
10.34	Form of Stock Option Grant Agreement under IASIS Healthcare Corporation 2004 Stock Option Plan (1)

10.35	Form of Management Stockholders Agreement for Rollover Options (1)

10.36	IASIS Corporate Incentive Plan (1)

10.37	IASIS Market Executive Incentive Program (1)

10.38	Director Compensation and Restricted Share Award Agreement, dated as of February 14, 2005, between IASIS Healthcare Corporation and Kirk Gorman (11)

10.39	First Amendment to IASIS Healthcare Corporation 2004 Stock Option Plan (12)

10.40	Director Compensation and Restricted Share Award Agreement, dated as of April 14, 2005, between IASIS Healthcare Corporation and Sharad Mansukani (13)

14	Code of Ethics (8)

21	Subsidiaries of IASIS Healthcare Corporation

31.1	Certification of Principal Executive Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Portions of this exhibit have been omitted and filed separately with the Commission pursuant to a grant of confidential treatment pursuant to Rule 24(b)-2 promulgated under the Securities Exchange Act of 1934, as amended.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-117362).

(2)	Incorporated by reference to IASIS Healthcare Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004.

(3)	Incorporated by reference to IASIS Healthcare Corporation’s Current Report on Form 8-K filed on February 2, 2004.

(4)	Incorporated by reference to IASIS Healthcare Corporation’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

(5)	Incorporated by reference to IASIS Healthcare Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 12, 2005.

(7)	Incorporated by reference to IASIS Healthcare Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002.

(8)	Incorporated by reference to IASIS Healthcare Corporation’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

(10)	Incorporated by reference to IASIS Healthcare Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 18, 2005.

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 22, 2005.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 20, 2005.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IASIS HEALTHCARE LLC
Date: December 23, 2005	By:	/s/ David R. White
David R. White
Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David R. White David R. White	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	December 23, 2005

/s/ W. Carl Whitmer W. Carl Whitmer	Chief Financial Officer (Principal Financial and Accounting Officer)	December 23, 2005

/s/ David Bonderman David Bonderman	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 23, 2005

Jonathan J. Coslet	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)

/s/ Kirk E. Gorman Kirk E. Gorman	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 23, 2005

/s/ Curtis Lane Curtis Lane	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 23, 2005

/s/ Todd B. Sisitsky Todd B. Sisitsky	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 23, 2005

Signature	Title	Date

/s/ Paul S. Levy Paul S. Levy	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 23, 2005

/s/ Jeffrey C. Lightcap Jeffrey C. Lightcap	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 23, 2005

/s/ Sharad Mansukani Sharad Mansukani	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 23, 2005

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT
     No annual report or proxy material has been sent to security holders.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of May 4, 2004, by and among IASIS Investment LLC, Titan Merger Corporation and IASIS Healthcare Corporation (1)

2.2	Indemnification Agreement dated as of May 4, 2004, by and among IASIS Investment LLC, IASIS Healthcare Corporation, and the stockholders and option holders of IASIS Healthcare Corporation listed on the signature pages thereof (2)

2.3	Asset Sale Agreement dated as of January 16, 2004, by and between NLVH, Inc. and IASIS Healthcare Corporation (3)

2.4	Assignment and Assumption of Asset Sale Agreement dated as of January 16, 2004, by and between IASIS Healthcare Corporation and Lake Mead Hospital, Inc. (3)

2.5	Guaranty of Payment and Performance dated as of January 16, 2004, executed by IASIS Healthcare Corporation in favor of NLVH, Inc. (3)

3.1	Certificate of Formation of IASIS Healthcare LLC, as filed with the Secretary of State of the State of Delaware on May 11, 2004 (1)

3.2	Limited Liability Company Agreement of IASIS Healthcare LLC dated as of May 11, 2004 (1)

4.1	Indenture, dated as of June 22, 2004, among IASIS Healthcare LLC, IASIS Capital Corporation, the Subsidiary Guarantors and The Bank of New York Trust Company, N.A., as Trustee (1)

4.2	Form of Notation of Subsidiary Guarantee (1)

4.3	Form of 8 3/4% Senior Subordinated Exchange Note due 2014 (1)

4.4	Supplemental Indenture, dated as of June 30, 2004, by and between IASIS Finance Texas Holdings, LLC, IASIS Healthcare LLC, IASIS Capital Corporation, the existing Subsidiary Guarantors and The Bank of New York Trust Company, N.A., as Trustee (1)

10.1	Lease, dated as of July 29, 1977, by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, Inc., as Tenant (4)

10.2	Addendum to Lease entered into by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, Inc., as Tenant (4)

10.3	Conforming Amendment to Lease, dated as of June 10, 1991, by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, Inc., as Tenant (4)

10.4	Amendment to Hospital Lease, dated as of October 31, 2000, by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, L.P., as Tenant (4)

10.5	Amendment to Lease, dated April 30, 2003, by and between Sierra Equities, Inc. and Mesa General Hospital, L.P. (5)

10.6	Letter Agreement effective May 6, 2005, amending Lease by and between Sierra Equities Inc. and Mesa General Hospital, L.P. (6)

Exhibit No.	Description
10.7	Amended and Restated Pioneer Hospital Lease, dated as of June 28, 2002, by and between Health Care Property Investors, Inc. and Pioneer Valley Hospital, Inc. (7)

10.8	Lease Agreement, dated as of October 6, 2003, between The Dover Centre, LLC and IASIS Healthcare Corporation (8)

10.9	Form of Indemnification Agreement (1)

10.10	Contract between Arizona Health Care Cost Containment System and Health Choice Arizona (including Amendment No. 1 thereto), effective as of October 1, 2003 (5)

10.11	Amendment No. 2 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2003 (8)

10.12	Amendment No. 3 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2003 (8)

10.13	Amendment No. 4 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2003 (8)

10.14	Amendment No. 5 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2003 (8)

10.15	Amendment No. 6 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2003 (8)

10.16	Amendment No. 7 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of April 1, 2004 (1)

10.17	Amendment No. 8 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2004 (1)

10.18	Amendment No. 9 to Contact between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2004 (9)

10.19	Amendment No. 10 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2005

10.20	Purchase and Sale Agreement dated as of December 15, 2003, by and between Rocky Mountain Medical Center, Inc. and Board of Education of the Granite School District (10)

10.21	Letter Agreement dated as of January 26, 2004 by and among Rocky Mountain Medical Center, Inc., Board of Education of Granite School District and Merrill Title Company (10)

10.22	Information System Agreement, dated February 23, 2000, between McKesson Information Solutions LLC and IASIS Healthcare Corporation, as amended (1)**

10.23	Amended and Restated Credit Agreement, dated June 22, 2004, by and among IASIS Healthcare LLC, IASIS Healthcare Corporation, the Subsidiary Guarantors, Bank of America, N.A., as Administrative Agent, L/C Issuer and Swingline Lender and the other lenders party thereto (1)

10.24	Joinder Agreement, dated as of June 30, 2004, by and between IASIS Finance Texas Holdings, LLC and Bank of America, N.A., as Administrative Agent (1)

Exhibit No.	Description
10.25	Employment Agreement, dated as of May 4, 2004, by and between IASIS Healthcare Corporation and David R. White (1)

10.26	Employment Agreement, dated as of May 4, 2004, by and between IASIS Healthcare Corporation and Sandra K. McRee (1)

10.27	Employment Agreement, dated as of May 4, 2004, by and between IASIS Healthcare Corporation and W. Carl Whitmer (1)

10.28	Form of Roll-over Option Letter Agreement (1)

10.29	IASIS Healthcare Corporation 2004 Stock Option Plan (1)

10.30	Management Services Agreement dated as of June 22, 2004 by and among IASIS Healthcare LLC, Trimaran Fund II, L.L.C., Trimaran Parallel Fund II, L.P., Trimaran Capital L.L.C., CIBC Employee Private Equity Partners (Trimaran), CIBC MB Inc., JLL Partners Inc., TPG IASIS IV LLC, TPG IASIS III LLC, TPG IASIS Co-Invest I LLC and TPG IASIS Co-Invest II LLC (1)

10.31	Investor Rights Agreement dated as of June 22, 2004, by and between IASIS Investment LLC and IASIS Healthcare Corporation (1)

10.32	Form of Management Stockholders Agreement between IAS and each of David R. White, Sandra K. McRee and W. Carl Whitmer (1)

10.33	Form of Management Stockholders Agreement under IASIS Healthcare Corporation 2004 Stock Option Plan (1)

10.34	Form of Stock Option Grant Agreement under IASIS Healthcare Corporation 2004 Stock Option Plan (1)

10.35	Form of Management Stockholders Agreement for Rollover Options (1)

10.36	IASIS Corporate Incentive Plan (1)

10.37	IASIS Market Executive Incentive Program (1)

10.38	Director Compensation and Restricted Share Award Agreement, dated as of February 14, 2005, between IASIS Healthcare Corporation and Kirk Gorman (11)

10.39	First Amendment to IASIS Healthcare Corporation 2004 Stock Option Plan (12)

10.40	Director Compensation and Restricted Share Award Agreement, dated as of April 14, 2005, between IASIS Healthcare Corporation and Sharad Mansukani (13)

14	Code of Ethics (8)

21	Subsidiaries of IASIS Healthcare Corporation

31.1	Certification of Principal Executive Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description
32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Portions of this exhibit have been omitted and filed separately with the Commission pursuant to a grant of confidential treatment pursuant to Rule 24(b)-2 promulgated under the Securities Exchange Act of 1934, as amended.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-117362).

(2)	Incorporated by reference to IASIS Healthcare Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004.

(3)	Incorporated by reference to IASIS Healthcare Corporation’s Current Report on Form 8-K filed on February 2, 2004.

(4)	Incorporated by reference to IASIS Healthcare Corporation’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

(5)	Incorporated by reference to IASIS Healthcare Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 12, 2005.

(7)	Incorporated by reference to IASIS Healthcare Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002.

(8)	Incorporated by reference to IASIS Healthcare Corporation’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

(10)	Incorporated by reference to IASIS Healthcare Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 18, 2005.

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 22, 2005.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 20, 2005.