Form 10-Q
period 2005-12-31
IASIS Healthcare LLC
filed 2006-02-10
CIK 1294632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to                                         .
COMMISSION FILE NUMBER: 333-117362
IASIS HEALTHCARE LLC
(Exact name of registrant as specified in its charter)

DELAWARE	20-1150104
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

DOVER CENTRE 117 SEABOARD LANE, BUILDING E FRANKLIN, TENNESSEE (Address of principal executive offices)	37067 (Zip Code)
(615) 844-2747
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of February 10, 2006, 100% of the registrant’s common interests outstanding (all of which are privately owned and are not traded on any public market) were owned by IASIS Healthcare Corporation, its sole member.

i

PART 1
FINANCIAL INFORMATION
Item 1. Financial Statements
IASIS HEALTHCARE LLC
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	(Unaudited)
	December 31,	September 30,
	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$58,213	$89,097
Accounts receivable, net	177,727	166,456
Inventories	30,789	29,866
Deferred income taxes	56,936	56,003
Prepaid expenses and other current assets	31,338	25,236

Total current assets	355,003	366,658

Property and equipment, net	658,237	647,596
Goodwill	754,375	754,375
Other intangible assets, net	41,250	42,000
Other assets, net	41,755	42,095

Total assets	$1,850,620	$1,852,724

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$58,470	$58,684
Salaries and benefits payable	33,094	24,887
Accrued interest payable	8,707	18,489
Medical claims payable	62,868	60,201
Other accrued expenses and other current liabilities	32,237	30,550
Current portion of long-term debt and capital lease obligations	7,786	7,757

Total current liabilities	203,162	200,568

Long-term debt and capital lease obligations	894,984	897,051
Deferred income taxes	76,493	74,883
Other long-term liabilities	32,601	36,801
Minority interest	25,271	26,474

Equity:
Member’s equity	618,109	616,947

Total liabilities and equity	$1,850,620	$1,852,724

See accompanying notes.

IASIS HEALTHCARE LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands)

	Three Months	Three Months
	Ended	Ended
	December 31, 2005	December 31, 2004
Net Revenue:
Acute care revenue	$286,427	$283,774
Premium revenue	93,038	86,201

Total net revenue	379,465	369,975

Costs and expenses:
Salaries and benefits	112,751	106,509
Supplies	45,710	45,366
Medical claims	79,189	73,335
Rents and leases	8,510	7,859
Other operating expenses	57,506	53,036
Provision for bad debts	37,019	32,255
Interest expense, net	17,156	16,388
Depreciation and amortization	18,909	16,506
Management fees	1,050	958

Total costs and expenses	377,800	352,212

Earnings before loss on sale of assets, minority interests and income taxes	1,665	17,763
Loss on sale of assets, net	(5)	(73)
Minority interests	302	(1,133)

Earnings before income taxes	1,962	16,557
Income tax expense	800	6,597

Net earnings	$1,162	$9,960

See accompanying notes.

IASIS HEALTHCARE LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Three Months	Three Months
	Ended	Ended
	December 31, 2005	December 31, 2004
Cash flows from operating activities:
Net earnings	$1,162	$9,960
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	18,909	16,506
Amortization of loan costs	732	1,718
Minority interests	(302)	1,133
Deferred income taxes	677	6,210
Loss on sale of assets	5	73
Changes in operating assets and liabilities:
Accounts receivable	(11,271)	(7,872)
Inventories, prepaid expenses and other current assets	(7,023)	(5,450)
Accounts payable and other accrued liabilities	1,820	(7,799)

Net cash provided by operating activities	4,709	14,479

Cash flows from investing activities:
Purchases of property and equipment	(32,248)	(46,125)
Cash paid for acquisition	—	(335)
Change in other assets	(405)	(509)
Net cash used in investing activities	(32,653)	(46,969)

Cash flows from financing activities:
Payment of debt and capital lease	(2,040)	(5,281)
Proceeds from debt borrowings	—	2,274
Debt financing costs incurred	—	(440)
Distribution of minority interests	(798)	(1,591)
Costs paid for hospital partnerships	(102)	—

Net cash used in financing activities	(2,940)	(5,038)

Decrease in cash and cash equivalents	(30,884)	(37,528)
Cash and cash equivalents at beginning of period	89,097	98,805

Cash and cash equivalents at end of period	$58,213	$61,277

Supplemental disclosure of cash flow information:
Cash paid for interest	$27,455	$22,598

Cash paid for income taxes, net	$314	$9

Supplemental schedule of noncash investing activities:
Property and equipment in accounts payable	$3,994	$6,160

See accompanying notes.

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
     1. Organization and Basis of Presentation
     On June 22, 2004, an investor group led by Texas Pacific Group (“TPG”) acquired IASIS Healthcare Corporation (“IAS”) through a merger (the “Merger”). In order to consummate the Merger, the investor group established IASIS Investment LLC, a Delaware limited liability company (“IASIS Investment”), and capitalized it with cash and shares of IAS’s common stock. The initial capital contributed by the investor group was contributed by IASIS Investment to a wholly owned subsidiary of IASIS Investment, which merged with and into IAS. In the Merger, IAS issued shares of common and preferred stock to IASIS Investment, which became the sole stockholder of IAS after giving effect to the Merger.
     Prior to the Merger, IAS contributed substantially all of its assets and liabilities to IASIS Healthcare LLC, a newly formed Delaware limited liability company (“IASIS LLC”), in exchange for all of the equity interests in IASIS LLC. As a result, IAS is a holding company and sole member of IASIS LLC and IAS’s operations are conducted by IASIS LLC and its subsidiaries. References herein to the “Company” are to IASIS LLC and its subsidiaries and, unless indicated otherwise or the context requires, include IAS.
     The unaudited consolidated financial statements as of and for the three months ended December 31, 2005 and 2004 reflect the financial position, results of operations and cash flows of IASIS LLC.
     IASIS LLC owns and operates medium-sized acute care hospitals in high-growth urban and suburban markets. At December 31, 2005, the Company owned or leased 14 acute care hospitals and one behavioral health hospital, with a total of 2,228 beds in service, located in five regions:
•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	Tampa-St. Petersburg, Florida;

•	three cities in Texas, including San Antonio; and

•	Las Vegas, Nevada.
     On April 16, 2005, the Company opened a new hospital, The Medical Center of Southeast Texas, in Port Arthur, Texas. Substantially all of the operations of Mid-Jefferson Hospital, in Nederland, Texas, and Park Place Medical Center, in Port Arthur, Texas, moved to the new hospital. The Company also owns and operates a Medicaid managed health plan in Phoenix called Health Choice Arizona, Inc. (“Health Choice” or the “Plan”), serving over 113,000 members at December 31, 2005. In addition, the Company has ownership interests in three ambulatory surgery centers.
     The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. The consolidated balance sheet of the Company at September 30, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.
     In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.
     The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying unaudited consolidated financial statements and notes. Actual results could differ from those estimates.

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
     The unaudited consolidated financial statements include all subsidiaries and entities under common control of the Company. Control is generally defined by the Company as ownership of a majority of the voting interest of an entity. In addition, control is demonstrated in most instances when the Company is the sole general partner in a limited partnership. Significant intercompany transactions have been eliminated. Investments in entities that the Company does not control, but in which it has a substantial ownership interest and can exercise significant influence, are accounted for using the equity method.
     The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company include the IASIS LLC corporate office costs, which were $10.0 million and $9.8 million for the three months ended December 31, 2005 and 2004, respectively.
2. Recently Issued Accounting Pronouncements
     In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45-3 (“FSP FIN 45-3”) to provide clarification with respect to the application of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FSP FIN 45-3 includes within its scope and provides guidance concerning the application of FIN 45 to a guarantee granted to a business (or to its owners) that the entity’s revenue (or the revenue of a specified portion of the entity) will meet a minimum amount (referred to as a minimum revenue guarantee). FSP FIN 45-3 specifies examples of such minimum revenue guarantees which include physician income guarantees. Physician income guarantees are guarantees granted to a non-employee physician recruited by a hospital to establish a medical practice in a geographical location nearby to the facility. Under the terms of the guarantee, the health care facility (the guarantor) agrees to make payments to the physician (the guaranteed party) at the end of a specific time period if the revenue generated by the physician’s practice does not equal or exceed a specified amount. FSP FIN 45-3 is effective for minimum revenue guarantees issued or modified on or after the first fiscal quarter beginning November 10, 2005 or later, with earlier application allowed. Financial statements of prior periods should not be restated to reflect retroactive recognition and measurement of a minimum revenue guarantee. The disclosure requirements of FIN 45 are effective for all minimum revenue guarantees in interim or annual statements for periods ending after November 10, 2005 (including such guarantees that were not previously recognized). The Company adopted the measurement and recognition requirements of FSP FIN 45-3 on January 1, 2006. The Company does not expect the adoption of FSP FIN 45-3 to have a material effect on the consolidated financial statements.
     In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). SFAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Under SFAS 123(R), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition method expected to be used is the prospective method. The Company expects to adopt SFAS 123(R) on October 1, 2006. The Company is currently evaluating the requirements of SFAS 123(R), as well as related guidance recently issued by the Securities and Exchange Commission (the “SEC”). The Company has not yet determined the effect of adopting the new standard.
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

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 requires retrospective application as the required method for reporting a change in accounting principle unless it is impracticable or a pronouncement includes specific transition provisions. SFAS 154 also requires that a change in depreciation or amortization of long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material effect on the consolidated financial statements.
3. Long-Term Debt and Capital Lease Obligations
     Long-term debt and capital lease obligations consist of the following (in thousands):

	December 31,	September 30,
	2005	2005
Senior secured credit facilities	$418,625	$419,688
Senior subordinated notes	475,000	475,000
Capital lease obligations and other	9,145	10,120

	902,770	904,808
Less current maturities	7,786	7,757

	$894,984	$897,051

Senior Secured Credit Facilities
     The Company’s senior secured credit facilities consist of a senior secured term loan of $425.0 million (the “Term Facility”) and a senior secured revolving credit facility of $250.0 million (the “Revolving Facility”). The Term Facility has a maturity of seven years (June 22, 2011), with principal due in 24 consecutive equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the Term Facility during the first six years thereof, with the balance payable in four equal installments in year seven. Unless terminated earlier, the Revolving Facility has a single maturity of six years (June 22, 2010). The senior secured credit facilities are also subject to mandatory prepayment under specific circumstances, including a portion of excess cash flow, a portion of the net proceeds from an initial public offering, asset sales, debt issuances and specified casualty events, each subject to various exceptions.
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

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
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
     At December 31, 2005, $418.6 million was outstanding under the Term Facility and no amounts were outstanding under the Revolving Facility. The Revolving Facility includes a $75.0 million sublimit for letters of credit that may be issued. At December 31, 2005, the Company had $38.8 million in letters of credit outstanding. The weighted average interest rate of outstanding borrowings under the Term Facility was approximately 6.3% for the three months ended December 31, 2005.
8 3/4% Senior Subordinated Notes
     In connection with the Merger, on June 22, 2004, the Company and IASIS Capital Corporation, a wholly owned subsidiary of IASIS LLC formed solely for the purpose of serving as a co-issuer (“IASIS Capital”) (IASIS LLC and IASIS Capital referred to collectively as the “Issuers”), issued $475.0 million aggregate principal amount of 8 3/4% senior subordinated notes due 2014.
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

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS

	Three Months Ended
	December 31,
	2005	2004
Net earnings as reported	$1,162	$9,960
Deduct: Total stock based employee compensation determined under fair value based method for all awards, net of related tax effects	(347)	(234)

Pro forma net earnings	$815	$9,726

     The effect of applying SFAS 123 for providing pro forma disclosure may not to be representative of the effect on reported net earnings for future years.
5. Contingencies
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
Professional, General and Workers Compensation Liability Risks
     The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment and personal injuries. To cover these types of claims, the Company maintains general liability and professional liability insurance in excess of self-insured retentions through a commercial insurance carrier in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is currently not a party to any such proceedings that, in the Company’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company expenses an estimate of the costs it expects to incur under the self-insured retention exposure for general and professional liability claims using historical claims data, demographic factors, severity factors, current incident logs and other actuarial analysis. As of December 31, 2005 and September 30, 2005, the Company’s professional and general liability accrual for asserted and unasserted claims was approximately $29.6 million and $33.4 million, respectively, which is included in other long-term liabilities in the accompanying unaudited consolidated balance sheets.
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
Health Choice
     Health Choice has entered into a capitated contract whereby the Plan provides healthcare services in exchange for fixed periodic and supplemental payments from the Arizona Health Care Cost Containment System (“AHCCCS”). These services are provided regardless of the actual costs incurred to provide these services. The Company receives reinsurance and other supplemental payments from AHCCCS to cover certain costs of healthcare services that exceed certain thresholds. The Company believes the capitated payments, together with reinsurance and other supplemental payments are sufficient to

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
pay for the services Health Choice is obligated to deliver. As of December 31, 2005, the Company provided a performance guaranty in the form of a letter of credit in the amount of $20.6 million for the benefit of AHCCCS to support its obligations under the Health Choice contract to provide and pay for the healthcare services. Additionally, Health Choice maintains a cash balance of $5.0 million and an intercompany demand note with the Company. The amount of the performance guaranty is generally based in part upon the membership in the Plan and the related capitation revenue paid to Health Choice.
     Effective January 1, 2006, Health Choice became a Medicare Advantage Prescription Drug (“MAPD”) Special Needs Plan (“SNP”) provider under a contract with the Centers for Medicare & Medicaid Services. The SNP allows Health Choice to offer Medicare coverage for dual-eligible members, or those that are eligible for Medicare and Medicaid. Health Choice historically has served these members through the AHCCCS Medicaid program and will offer them Medicare and Part D drug benefit coverage under this new contract.
Capital Expenditure Commitments
     The Company is expanding and renovating some of its existing facilities to permit and attract additional patient volume and provide a greater variety of services. The Company had incurred approximately $28.4 million in uncompleted projects as of December 31, 2005, which is included in property and equipment in the accompanying unaudited consolidated balance sheet at that date. At December 31, 2005, the Company had various construction and other projects in progress with an estimated additional cost to complete and equip of approximately $208.0 million, including approximately $139.8 million for the construction of Mountain Vista Medical Center, a new hospital to be located in the East Valley area of Mesa, Arizona. The Company currently plans to open the new hospital during fiscal 2007.
Variable Interest Entities
     The Company is a party to certain contractual agreements whereby it may be required to make monthly payments to the developers and managers of seven medical office buildings located on its hospital campuses through minimum rent revenue support arrangements. The Company entered into these agreements to provide an incentive to the developers to fund the construction of the medical office buildings and manage the buildings upon their completion in order to make physician office space available near its hospital campuses. One of the contracts commenced in 1996. The Company currently is not making payments under this contract, although it could be required to make payments in the future. The other six contracts were entered into at various times since 2003 and each have a term of seven years starting 30 days after the related building construction is complete. Only one of the buildings was complete at December 31, 2005. The Company has determined that it is not the primary beneficiary under any of these contracts. The maximum annual amount the Company would pay under these contracts assuming no changes to current lease levels would be approximately $1.8 million. The Company does not expect to pay any material amounts under these contracts during the remainder of their respective terms.
Acquisitions
     The Company may choose to acquire businesses with prior operating histories. If acquired, such businesses may have unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations, such as billing and reimbursement, fraud and abuse and similar anti-referral laws. Although the Company has policies designed to conform business practices to its policies following the completion of any acquisitions, there can be no assurance that the Company will not become liable for previous activities of prior owners that may later be asserted to be improper by private plaintiffs or government agencies. Although the Company generally would seek to obtain indemnification from prospective sellers covering such matters, there can be no assurance that any such matter will be covered by indemnification, or if covered, that such indemnification will be adequate to cover potential losses and fines.

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
Guarantees
     In order to recruit and retain physicians to the communities it serves, the Company has committed to provide certain financial assistance in the form of recruiting agreements with various physicians. Amounts advanced under the recruiting agreements are generally forgiven pro rata over a period of 24 months after one year of completed service and contingent upon the physician continuing to practice in the respective community. The amounts advanced and not repaid, in management’s opinion, will not have a material adverse effect on the Company’s financial condition or results of operations. The maximum amount payable under recruiting agreements as of December 31, 2005 was $6.7 million.
Other
     In September 2005, IAS received a subpoena from the OIG. The subpoena requests production of documents, dating back to January 1999, primarily related to contractual arrangements between certain physicians and the Company’s hospitals, including leases, medical directorships and recruitment agreements. The Company maintains a comprehensive compliance program designed to ensure that the Company maintains high standards of conduct in the operation of the Company’s business in compliance with all applicable laws. Although the Company continues to be fully committed to regulatory compliance and will cooperate diligently with governmental authorities regarding this matter, there can be no assurance as to the outcome of this matter. If this matter were to be determined unfavorably to the Company, it could have a material adverse effect on the Company’s business, financial condition and results of operations. Further, the outcome of this matter may result in significant fines, other penalties and/or adverse publicity. In addition, the Company may incur material fees, costs and expenses in responding to the subpoena.
     The Company believes it is in material compliance with all applicable laws and regulations. Compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action, including fines, penalties and exclusion from the Medicare and Medicaid programs.
6. Segment and Geographic Information
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

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS

	For the Three Months Ended December 31, 2005
	Acute Care	Health Choice	Eliminations	Consolidated
Net acute care revenue	$286,427	$—	$—	$286,427
Premium revenue	—	93,038	—	93,038
Revenue between segments	2,097	—	(2,097)	—

Net revenue	288,524	93,038	(2,097)	379,465

Salaries and benefits	109,831	2,920	—	112,751
Supplies	45,652	58	—	45,710
Medical claims	—	81,286	(2,097)	79,189
Rents and leases	8,232	278	—	8,510
Other operating expenses	54,507	2,999	—	57,506
Provision for bad debts	37,019	—	—	37,019

Adjusted EBITDA(1)	33,283	5,497	—	38,780

Interest expense, net	17,156	—	—	17,156
Depreciation and amortization	18,071	838	—	18,909
Management fees	1,050	—	—	1,050

Earnings before loss on sale of assets, minority interests and income taxes	(2,994)	4,659	—	1,665
Loss on sale of assets, net	(5)	—	—	(5)
Minority interests	302	—	—	302

Earnings (loss) before income taxes	$(2,697)	$4,659	$—	$1,962

Segment assets	$1,744,737	$105,883		$1,850,620

Capital expenditures	$32,170	$78		$32,248

Goodwill	$748,618	$5,757		$754,375

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS

	For the Three Months Ended December 31, 2004
	Acute Care	Health Choice	Eliminations	Consolidated
Net acute care revenue	$283,774	$—	$—	$283,774
Premium revenue	—	86,201	—	86,201
Revenue between segments	2,224	—	(2,224)	—

Net revenue	285,998	86,201	(2,224)	369,975

Salaries and benefits	103,789	2,720	—	106,509
Supplies	45,315	51	—	45,366
Medical claims	—	75,559	(2,224)	73,335
Rents and leases	7,642	217	—	7,859
Other operating expenses	50,199	2,837	—	53,036
Provision for bad debts	32,255	—	—	32,255

Adjusted EBITDA(1)	46,798	4,817	—	51,615

Interest expense, net	16,388	—	—	16,388
Depreciation and amortization	15,766	740	—	16,506
Management fees	958	—	—	958

Earnings before loss on sale of assets, minority interests and income taxes	13,686	4,077	—	17,763
Loss on sale of assets, net	(73)	—	—	(73)
Minority interests	(1,133)	—	—	(1,133)

Earnings before income taxes	$12,480	$4,077	$—	$16,557

Segment assets	$1,631,455	$86,556		$1,718,011

Capital Expenditures	$46,088	$37		$46,125

Goodwill	$252,204	$—		$252,204

(1)	Adjusted EBITDA represents net earnings (loss) before interest expense, income tax expense, depreciation and amortization, management fees, loss on sale of assets, and minority interests. Management fees represent monitoring and advisory fees paid to TPG, the Company’s majority financial sponsor, and certain other members of IASIS Investment. Management routinely calculates and communicates adjusted EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within the healthcare industry to evaluate hospital performance, allocate resources and measure leverage capacity and debt service ability. In addition, the Company uses adjusted EBITDA as a measure of performance for its business segments and for incentive compensation purposes. Adjusted EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles (GAAP), and the items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net earnings, cash flows generated by operating, investing, or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies.
7.   Impact of Hurricane Rita
     The Medical Center of Southeast Texas, the Company’s new hospital in Port Arthur, Texas, which comprises approximately 10.0% of the Company’s total acute care revenue, was damaged during Hurricane Rita in September 2005. The hospital sustained roof and water intrusion damage. While rebuilding and repair efforts continue, the majority of services at the hospital were phased in during the three months ended December 31, 2005. The Company’s operating results for the quarter ended December 31, 2005 were negatively impacted by the temporary closure of The Medical Center of Southeast Texas as a result of Hurricane Rita. In addition to lost revenue, the Company continued to pay full wages and benefits to the hospital employees during closure and phase-in of reopening and incurred other fixed operating expenses. Although the hospital reopened during the current quarter, volumes continued to be affected while the surrounding community and its residents attempted to recover from the aftermath of the hurricane.
     The Company does not believe the property damage at The Medical Center of Southeast Texas will exceed the applicable insurance deductible. The Company expects to receive insurance recoveries in future periods for business interruption losses, subject to an approximately $2.1 million deductible. No amounts are accrued on the Company’s balance sheet as of December 31, 2005 for business interruption insurance recoveries, as such recoveries were not determinable at December 31, 2005. The Company is currently working with its insurance carrier to resolve and settle claims for these losses.

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
8. Supplemental Condensed Consolidating Financial Information
     The 8 3/4% notes described in Note 3 are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s existing domestic subsidiaries, other than non-guarantor subsidiaries which include Health Choice and the Company’s non-wholly owned subsidiaries.
     Summarized condensed consolidating balance sheets at December 31, 2005 and September 30, 2005, condensed consolidating statements of operations for the three months ended December 31, 2005 and 2004 and condensed consolidating statements of cash flows for the three months ended December 31, 2005 and 2004 for the Company, segregating the parent company issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, are found below.

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
IASIS Healthcare LLC
Condensed Consolidating Balance Sheet (unaudited)
December 31, 2005
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$57,713	$500	$—	$58,213
Accounts receivable, net	—	130,708	47,019	—	177,727
Inventories	—	22,076	8,713	—	30,789
Deferred income taxes	56,936	—	—	—	56,936
Prepaid expenses and other current assets	—	15,353	15,985	—	31,338
Total current assets	56,936	225,850	72,217	—	355,003
Property and equipment, net	—	404,978	253,259	—	658,237
Intercompany	—	(93,360)	93,360	—	—
Net investment in and advances to subsidiaries	1,448,620	—	—	(1,448,620)	—
Goodwill	22,128	230,941	501,306	—	754,375
Other intangible assets, net	—	—	41,250	—	41,250
Other assets, net	22,943	15,329	3,483	—	41,755

Total assets	$1,550,627	$783,738	$964,875	$(1,448,620)	$1,850,620

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$40,635	$17,835	$—	$58,470
Salaries and benefits payable	—	25,021	8,073	—	33,094
Accrued interest payable	8,707	(1,138)	1,138	—	8,707
Medical claims payable	—	—	62,868	—	62,868
Other accrued expenses and other current liabilities	—	26,477	5,760	—	32,237
Current portion of long-term debt and capital lease obligations	4,402	2,242	5,892	(4,750)	7,786

Total current liabilities	13,109	93,237	101,566	(4,750)	203,162
Long-term debt and capital lease obligations	889,375	4,497	203,105	(201,993)	894,984
Deferred income taxes	76,493	—	—	—	76,493
Other long-term liabilities	—	32,577	24	—	32,601
Minority interest	—	25,271	—	—	25,271
Member’s equity	571,650	628,156	660,180	(1,241,877)	618,109

Total liabilities and equity	$1,550,627	$783,738	$964,875	$(1,448,620)	$1,850,620

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
IASIS Healthcare LLC
Condensed Consolidating Balance Sheet
September 30, 2005
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$88,597	$500	$—	$89,097
Accounts receivable, net	—	120,853	45,603	—	166,456
Inventories	—	21,204	8,662	—	29,866
Deferred income taxes	56,003	—	—	—	56,003
Prepaid expenses and other current assets	—	11,576	13,660	—	25,236
Total current assets	56,003	242,230	68,425	—	366,658
Property and equipment, net	—	404,137	243,459	—	647,596
Intercompany	—	(111,074)	111,074	—	—
Net investment in and advances to subsidiaries	1,458,056	—	—	(1,458,056)	—
Goodwill	22,128	230,941	501,306	—	754,375
Other intangible assets, net	—	—	42,000	—	42,000
Other assets, net	23,675	14,834	3,586	—	42,095

Total assets	$1,559,862	$781,068	$969,850	$(1,458,056)	$1,852,724

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$42,415	$16,269	$—	$58,684
Salaries and benefits payable	—	19,151	5,736	—	24,887
Accrued interest payable	18,489	(1,070)	1,070	—	18,489
Medical claims payable	—	—	60,201	—	60,201
Other accrued expenses and other current liabilities	—	26,220	4,330	—	30,550
Current portion of long-term debt and capital lease obligations	4,402	2,241	5,992	(4,878)	7,757

Total current liabilities	22,891	88,957	93,598	(4,878)	200,568
Long-term debt and capital lease obligations	890,438	5,198	204,489	(203,074)	897,051
Deferred income taxes	74,883	—	—	—	74,883
Other long-term liabilities	—	36,801	—	—	36,801
Minority interest	—	26,474	—	—	26,474
Member’s equity	571,650	623,638	671,763	(1,250,104)	616,947

Total liabilities and equity	$1,559,862	$781,068	$969,850	$(1,458,056)	$1,852,724

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
For the Three Months Ended December 31, 2005 (unaudited)
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue:
Acute care revenue	$—	$206,860	$81,664	$(2,097)	$286,427
Premium revenue	—	—	93,038	—	93,038

Total net revenue	—	206,860	174,702	(2,097)	379,465
Costs and expenses:
Salaries and benefits	—	81,223	31,528	—	112,751
Supplies	—	35,379	10,331	—	45,710
Medical claims	—	—	81,286	(2,097)	79,189
Rents and leases	—	5,983	2,527	—	8,510
Other operating expenses	—	41,469	16,037	—	57,506
Provision for bad debts	—	27,322	9,697	—	37,019
Interest expense, net	17,156	—	3,774	(3,774)	17,156
Depreciation and amortization	—	12,487	6,422	—	18,909
Management fees	1,050	(1,774)	1,774	—	1,050
Equity in earnings of affiliates	(16,418)	—	—	16,418	—

Total costs and expenses	1,788	202,089	163,376	10,547	377,800

Earnings before gain (loss) on sale of assets, minority interests, and income taxes	(1,788)	4,771	11,326	(12,644)	1,665
Gain (loss) on sale of assets, net	—	11	(16)	—	(5)
Minority interests	—	302	—	—	302

Earnings (loss) before income taxes	(1,788)	5,084	11,310	(12,644)	1,962
Income tax expense	800	—	—	—	800

Net earnings (loss)	$(2,588)	$5,084	$11,310	$(12,644)	$1,162

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
For the Three Months Ended December 31, 2004 (unaudited)
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue:
Acute care revenue	$—	$202,906	$83,092	$(2,224)	$283,774
Premium revenue	—	—	86,201	—	86,201

Total net revenue	—	202,906	169,293	(2,224)	369,975
Costs and expenses:
Salaries and benefits	—	77,065	29,444	—	106,509
Supplies	—	34,949	10,417	—	45,366
Medical claims	—	—	75,559	(2,224)	73,335
Rents and leases	—	5,473	2,386	—	7,859
Other operating expenses	—	38,129	14,907	—	53,036
Provision for bad debts	—	26,296	5,959	—	32,255
Interest expense, net	16,388	—	2,435	(2,435)	16,388
Depreciation and amortization	—	11,808	4,698	—	16,506
Management fees	958	(1,729)	1,729	—	958
Equity in earnings of affiliates	(31,468)	—	—	31,468	—

Total costs and expenses	(14,122)	191,991	147,534	26,809	352,212

Earnings before loss on sale of assets, minority interests, and income taxes	14,122	10,915	21,759	(29,033)	17,763
Loss on sale of assets, net	—	(73)	—	—	(73)
Minority interests	—	(1,133)	—	—	(1,133)

Earnings before income taxes	14,122	9,709	21,759	(29,033)	16,557
Income tax expense	6,597	—	—	—	6,597

Net earnings	$7,525	$9,709	$21,759	$(29,033)	$9,960

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
IASIS Healthcare LLC
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended December 31, 2005 (unaudited)
(in thousands)

			Subsidiary
		Subsidiary	Non-		Condensed
	Parent Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net earnings (loss)	$(2,588)	$5,084	$11,310	$(12,644)	$1,162
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	—	12,487	6,422	—	18,909
Amortization of loan costs	732	—	—	—	732
Minority interests	—	(302)	—	—	(302)
Deferred income taxes	677	—	—	—	677
(Gain) loss on sale of assets	—	(11)	16	—	5
Equity in earnings of affiliates	(16,418)	—	—	16,418	—
Changes in operating assets and liabilities:
Accounts receivable	—	(9,855)	(1,416)	—	(11,271)
Inventories, prepaid expenses and other current assets	—	(4,476)	(2,547)	—	(7,023)
Accounts payable and other accrued liabilities	(9,782)	5,116	6,486	—	1,820

Net cash provided by (used in) operating activities	(27,379)	8,043	20,271	3,774	4,709

Cash flows from investing activities
Purchases of property and equipment	—	(16,574)	(15,674)	—	(32,248)
Change in other assets	—	(498)	93	—	(405)

Net cash used in investing activities	—	(17,072)	(15,581)	—	(32,653)

Cash flows from financing activities
Payment of debt and capital leases	(1,101)	(655)	(284)	—	(2,040)
Distribution of minority interests	—	—	(798)	—	(798)
Change in intercompany balances with affiliates, net	28,480	(21,098)	(3,608)	(3,774)	—
Costs paid for hospital partnerships	—	(102)	—	—	(102)

Net cash provided by (used in) financing activities	27,379	(21,855)	(4,690)	(3,774)	(2,940)

Net decrease in cash and cash equivalents	—	(30,884)	—	—	(30,884)
Cash and cash equivalents at beginning of period	—	88,597	500	—	89,097

Cash and cash equivalents at end of period	$—	$57,713	$500	$—	$58,213

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
IASIS Healthcare LLC
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended December 31, 2004 (unaudited)
(in thousands)

			Subsidiary
		Subsidiary	Non-		Condensed
	Parent Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net earnings (loss)	$7,525	$9,709	$21,759	$(29,033)	$9,960
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	—	11,808	4,698	—	16,506
Amortization of loan costs	1,718	—	—	—	1,718
Minority interests	—	1,133	—	—	1,133
Deferred income taxes	6,210	—	—	—	6,210
Loss on sale of assets, net	—	73	—	—	73
Equity in earnings of affiliates	(31,468)	—	—	31,468	—
Changes in operating assets and liabilities:
Accounts receivable	—	(6,458)	(1,414)	—	(7,872)
Inventories, prepaid expenses and other current assets	—	(5,643)	193	—	(5,450)
Accounts payable and other accrued liabilities	(6,987)	(1,837)	1,025	—	(7,799)

Net cash provided by (used in) operating activities	(23,002)	8,785	26,261	2,435	14,479

Cash flows from investing activities
Purchases of property and equipment	—	(26,568)	(19,557)	—	(46,125)
Cash paid for acquisition	(335)	—	—	—	(335)
Change in other assets	—	(240)	(269)	—	(509)

Net cash used in investing activities	(335)	(26,808)	(19,826)	—	(46,969)

Cash flows from financing activities
Proceeds from debt borrowings	2,274	—	—	—	2,274
Payment of debt and capital leases	(4,583)	(404)	(294)	—	(5,281)
Debt financing costs incurred	(440)	—	—	—	(440)
Change in intercompany balances with affiliates, net	26,086	(17,986)	(5,665)	(2,435)	—
Distribution of minority interests	—	—	(1,591)	—	(1,591)

Net cash provided by (used in) financing activities	23,337	(18,390)	(7,550)	(2,435)	(5,038)

Net decrease in cash and cash equivalents	—	(36,413)	(1,115)	—	(37,528)
Cash and cash equivalents at beginning of period	—	97,463	1,342	—	98,805

Cash and cash equivalents at end of period	$—	$61,050	$227	$—	$61,277

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements, the notes to our unaudited consolidated financial statements and the other financial information appearing elsewhere in this report. Data for the three months ended December 31, 2005 and 2004 has been derived from our unaudited consolidated financial statements. References herein to “we,” “our” and “us” are to IASIS Healthcare LLC and its subsidiaries.
Forward Looking Statements
     Some of the statements we make in this report are forward-looking within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations including, but not limited to, the discussions of our operating and growth strategy (including possible acquisitions and dispositions), financing needs, projections of revenue, income or loss, capital expenditures and future operations. Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results in future periods to differ materially from those anticipated in the forward-looking statements. Those risks and uncertainties include, among others, the risks and uncertainties related to our ability to generate sufficient cash to service our existing indebtedness, our substantial level of indebtedness that could adversely affect our financial condition, our ability to retain and negotiate favorable contracts with managed care plans, changes in legislation that may significantly reduce government healthcare spending and our revenue, our hospitals’ competition for patients from other hospitals and healthcare providers, our hospitals facing a growth in bad debts resulting from increased self-pay volume and revenue, our ability to recruit and retain quality physicians, our hospitals’ competition for staffing which may increase our labor costs and reduce profitability, our failure to consistently enhance our hospitals with the most recent technological advances in diagnostic and surgical equipment that would adversely affect our ability to maintain and expand our markets, our failure to comply with extensive laws and government regulations, the outcome of (and expenses incurred in connection with) an ongoing OIG investigation, the possibility that we may become subject to federal and state investigations in the future, our ability to satisfy regulatory requirements with respect to our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, a failure of our information systems that would adversely affect our ability to properly manage our operations, an economic downturn or other material change in any one of the regions in which we operate, potential liabilities because of claims brought against our facilities, increasing insurance costs that may reduce our cash flows, the impact of certain factors, including severe weather conditions and natural disasters, on our revenue and volume trends at our hospitals, the recent hurricane activity in the regions in which we operate that may result in increased property insurance premiums and deductibles, our ability to control costs at Health Choice, the possibility of Health Choice’s contract with the Arizona Health Care Cost Containment System (“AHCCCS”) being discontinued or experiencing materially reduced reimbursements, the possibility that Health Choice’s contract with the Centers for Medicare & Medicaid Services (“CMS”) to become a Medicare Advantage Prescription Drug (“MAPD”) Special Needs Plan (“SNP”) may result in reduced profitability, significant competition from other healthcare companies and state efforts to regulate the sale of not-for-profit hospitals that may affect our ability to acquire hospitals, difficulties with the integration of acquisitions that may disrupt our ongoing operations, difficulties with construction of our new hospital that may require unanticipated capital expenditures, the significant capital expenditures that would be involved in the construction of other new hospitals that could have an adverse effect on our liquidity, the rising costs for construction materials and labor that could have an adverse impact on the return on investment relating to our new hospital and other expansion projects, state efforts to regulate the construction or expansion of hospitals that could impair our ability to operate and expand our operations, our dependence on key personnel, the loss of one or more of which could have a material adverse effect on our business, potential responsibilities and costs under environmental laws that could lead to material expenditures or liability, the possibility of a decline in the fair value our reporting units that could result in a material non-cash change to earnings and those risks, uncertainties and other matters detailed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005, and in our subsequent filings with the Securities and Exchange Commission (the “SEC”).
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
Executive Overview
     We are a leading owner and operator of medium-sized acute care hospitals in high-growth urban and suburban markets. We operate our hospitals with a strong community focus by offering and developing healthcare services targeted to the needs of the markets we serve, promoting strong relationships with physicians and working with local managed care plans. At December 31, 2005, we owned or leased 14 acute care hospitals and one behavioral health hospital, with a total of 2,228 beds in service, located in five regions:
•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	Tampa-St. Petersburg, Florida;

•	three cities in the State of Texas, including San Antonio; and

•	Las Vegas, Nevada.
     We also own and operate a Medicaid managed health plan in Phoenix called Health Choice that served over 113,000 members at December 31, 2005. In addition, we have ownership interests in three ambulatory surgery centers.
     Net revenue for the first quarter increased 2.6% to $379.5 million, compared with net revenue of $370.0 million for the same quarter of last year. Net earnings were $1.2 million for the quarter ended December 31, 2005, compared with net earnings of $10.0 million for the same prior-year period. Net patient revenue per adjusted admission increased 2.5% while hospital admissions and adjusted admissions decreased 2.6% and 1.6%, respectively, for the quarter ended December 31, 2005, compared with the same prior-year period.
     Our operating results for the quarter ended December 31, 2005 were negatively impacted by the temporary closure of The Medical Center of Southeast Texas as a result of Hurricane Rita, which made landfall on September 22, 2005. The Medical Center of Southeast Texas comprises approximately 10.0% of our total acute care revenue. Although we reopened the hospital during the current quarter, volumes continued to be affected while the surrounding community and its residents attempted to recover from the aftermath of the hurricane. As we phased in the reopening, beginning with the emergency room, the volume we experienced was generally higher in its mix of uninsured or self-pay patients. In addition, we continued to pay all hospital employees’ full wages and benefits during the period of closure and phase-in of the reopening. Excluding The Medical Center of Southeast Texas, hospital admissions decreased 0.4%, while adjusted admissions increased 0.9%, for the quarter ended December 31, 2005, compared with the same prior-year period.
     The deductible for business interruption insurance at The Medical Center of Southeast Texas is approximately $2.1 million. While we expect to receive certain business interruption insurance recoveries for The Medical Center of Southeast Texas, we have no amounts accrued on our balance sheet for such recoveries, as those amounts were not determinable at December 31, 2005. We are currently working with our insurance carrier to resolve and settle claims for these losses.
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
     The following table provides the sources of our net patient revenue by payor for the three months ended December 31, 2005 and 2004.

	Three Months
	Ended December 31,
	2005	2004
Medicare	24.3%	25.6%
Medicaid	13.8	12.2
Managed care	44.7	45.2
Self-pay and other	17.2	17.0

Total	100.0%	100.0%

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
     We have experienced an increase in net patient revenue at our hospital operations due to the introduction of new and expanded services at our hospitals. The growth in net revenue from our hospital operations has been driven primarily by price increases. We continue to benefit from managed care contracting strategies and related price increases that were obtained throughout the past year. However, during the three months ended December 31, 2005, our pricing growth was somewhat suppressed by changes in patient mix and a decline in overall acuity levels. During the quarter, we experienced a decline in our Medicare and managed care revenue mix coupled with an increase in Medicaid and self-pay as compared to the same prior year period. While emergency room visits increased 10.0% in the current period, we continue to experience an increase in the volume of uninsured patients through our emergency rooms. For the three months ended December 31, 2005, emergency room visits by uninsured patients increased 26.5% over visits in the same prior-year period. In addition, the consolidation of payors in certain markets may result in reduced reimbursement from managed care organizations in future periods. Net patient revenue per adjusted admission increased 2.5% while total hospital admissions and adjusted admissions decreased 2.6% and 1.6%, respectively, for the three months ended December 31, 2005, compared with the same prior-year period.
     Health Choice derives its revenue through a contract with the AHCCCS to provide specified health services to qualified Medicaid enrollees through contracts with providers. The contract requires us to provide healthcare services in exchange for fixed periodic payments and supplemental payments from the AHCCCS. Health Choice’s enrollment has increased from approximately 109,000 enrollees as of December 31, 2004 to over 113,000 enrollees as of December 31, 2005. Health Choice’s current contract expires September 30, 2006 and provides the AHCCCS with two one-year renewal options following the initial term. In the event our contract is ever discontinued, our net revenue would be reduced and our profitability would be adversely affected. On October 19, 2005, Health Choice became a MAPD SNP provider pursuant to a contract with CMS. The SNP allows Health Choice to offer Medicare coverage for dual-eligible members, or those that are eligible for Medicare and Medicaid. Health Choice already serves these members today through the AHCCCS Medicaid program and will offer them Medicare and Part D drug benefit coverage under this new contract.
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
     Growth in Bad Debts Resulting From Increased Self-Pay Volume and Revenue
     Like others in the hospital industry, we have experienced an increase in our provision for bad debts as a percentage of net revenue. This increase is due to a growth in self-pay volume and revenue resulting in large part from an increase in the number of uninsured patients utilizing our emergency rooms, along with an increase in the amount of co-payments and deductibles passed on by employers to employees. Self-pay or uninsured volume through our emergency rooms increased 26.5% for the three months ended December 31, 2005 as compared to the same prior year period. For the three months ended December 31, 2005 and 2004, uninsured admissions as a percentage of total admissions were 4.5% and 4.4%, respectively. We monitor our self-pay admissions on a daily basis and continue to focus on our emergency rooms through facilities redesign, Medicaid eligibility automation and process-flow improvements. We anticipate that if we experience further growth in self-pay volume and revenue, our provision for bad debts will increase and our results of operations could be adversely affected.

     The approximate percentages of hospital receivables (prior to allowances for contractual adjustments and doubtful accounts) are summarized as follows:

	December 31,	September 30,
	2005	2005
Insured receivables	61.8%	60.2%

Uninsured receivables	38.2%	39.8%

Total	100.0%	100.0%

     The percentages in the table above are calculated using gross receivable balances for uninsured receivables as compared to receivable balances net of contractual discounts for insured receivables recorded at the time of billing. Included in insured receivables are accounts that are pending approval from Medicaid. These receivables were approximately 4.5% and 6.6% of billed hospital receivables at December 31, 2005 and September 30, 2005, respectively.
     The approximate percentages of hospital receivables in summarized aging categories are as follows:

	December 31,	September 30,
	2005	2005
0 to 90 days	65.3%	63.1%

90 to 180 days	17.3%	18.4%

Over 180 days	17.4%	18.5%

Total	100.0%	100.0%

     Additional Charity Care and Charges to the Uninsured
     We currently record revenue deductions for patient accounts that meet our guidelines for charity care. We have traditionally provided charity care to patients with income levels below 200% of the federal poverty level and will continue this practice. In fiscal 2005, we expanded our charity care policy to cover uninsured patients with income above 200% of the federal poverty level. Under the expanded program, a sliding scale of significantly reduced rates is offered to uninsured patients with income between 200% and 400% of the federal poverty level at all of our hospitals. Charity care deductions increased $4.3 million for the three months ended December 31, 2005 as compared to the same period in the prior year.
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

     Nursing Shortage
     The hospital industry continues to experience a shortage of nurses. This shortage is forecasted to continue. Like other providers in the Phoenix, Arizona region, we have experienced difficulty in retaining and recruiting nurses in that market. We have a comprehensive recruiting and retention plan for nurses that focuses on competitive salaries and benefits as well as employee satisfaction, best practices, tuition assistance, effective training programs and workplace environment. Additionally, we are attempting to recruit qualified nurses from countries outside of the United States, including India. Contract labor for nursing services increased 0.5% as a percentage of acute care net revenue for the three months ended December 31, 2005, as compared to the same period in the prior year. Should we be unsuccessful in our attempts to maintain nursing coverage adequate for our present and future needs, our future operating results could be adversely affected.
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
     Volatility of Insurance Costs
     Our fiscal 2006 self-insured retention for professional and general liability coverage is $5.0 million per claim and $55.0 million in the aggregate. Additionally, the maximum coverage under our insurance policies is $75.0 million. The high cost of professional liability insurance coverage and, in some cases, the lack of availability of such insurance coverage for physicians with privileges at our hospitals, increases our risk of vicarious liability in cases where both our hospital and the uninsured or underinsured physician are named as co-defendants. Our professional liability exposure also increases when our subsidiaries employ physicians. Although we have recently experienced moderation in costs, the cost of insurance in recent years has negatively affected operating results and cash flows throughout the healthcare industry due to pricing pressures on insurers and fewer carriers willing to underwrite professional and general liability insurance. For the three months ended December 31, 2005, our insurance expense decreased 0.6% as a percentage of acute care net revenue, as compared to the three months ended December 31, 2004. Some states, including certain states in which we operate, have recently passed tort reform legislation or are considering such legislation to place limits on non-economic damages. There is no assurance that continued volatility of insurance costs will not have a material adverse effect on our future operating results and cash flows.
Critical Accounting Policies and Estimates
     A summary of significant accounting policies is disclosed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2005. Our critical accounting policies are further described under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended September 30, 2005. There have been no changes in the nature of our critical accounting policies or the application of those policies since September 30, 2005.

Selected Operating Data
     The following table sets forth certain unaudited operating data for each of the periods presented. Prior year data is included on a combined basis.

	Three Months Ended
	December 31,
	2005	2004
Acute Care (1):
Number of acute care hospitals at end of period (2)	14	15
Beds in service at end of period	2,228	2,246
Average length of stay (days) (3)	4.5	4.3
Occupancy rates (average beds in service)	48.0%	46.0%
Admissions (4)	21,346	21,906
Adjusted admissions (5)	34,923	35,480
Patient days (6)	96,079	95,140
Adjusted patient days (5)	151,820	148,485
Net patient revenue per adjusted admission	$8,096	$7,895

Health Choice:
Covered lives	113,331	108,970
Medical loss ratio (7)	87.4	87.7

(1)	Combined financial and operating data is presented on a same facility basis for the periods presented.

(2)	Excludes St. Luke’s Behavioral Hospital. Additionally, on April 16, 2005, the Company opened The Medical Center of Southeast Texas, its new hospital in Port Arthur, Texas. Substantially all of the operations of Mid-Jefferson Hospital, in Nederland, Texas, and Park Place Medical Center, in Port Arthur, Texas, moved to the new hospital. As a result, the Company currently operates 14 acute care hospitals.

(3)	Represents the average number of days that a patient stayed in our hospitals.

(4)	Represents the total number of patients admitted to our hospitals for stays in excess of 23 hours. Management and investors use this number as a general measure of inpatient volume.

(5)	Adjusted admissions and adjusted patient days are general measures of combined inpatient and outpatient volume. We compute adjusted admissions/patient days by multiplying admissions/patient days by gross patient revenue and then dividing that number by gross inpatient revenue.

(6)	Represents the number of days our beds were occupied by inpatients over the period.

(7)	Represents medical claims expense as a percentage of premium revenue, including claims paid to our hospitals.
Results of Operations Summary
     The following table sets forth, for the periods indicated, information expressed as a percentage of net revenue. Such information has been derived from our unaudited consolidated statements of operations. The results of operations include Health Choice. See Note 6 to our unaudited consolidated financial statements for disclosure of our results of operations by segment.

	Three Months Ended		Three Months Ended
	December 31, 2005		December 31, 2004
Consolidated (in thousands):	Amount	Percentage	Amount	Percentage
Net Revenue:
Acute care revenue	$286,427	75.5%	$283,774	76.7%
Premium revenue	93,038	24.5%	86,201	23.3%

Total net revenue	379,465	100.0%	369,975	100.0%

Costs and expenses:
Salaries and benefits	112,751	29.7%	106,509	28.8%
Supplies	45,710	12.0%	45,366	12.3%
Medical claims	79,189	20.9%	73,335	19.8%
Rents and leases	8,510	2.2%	7,859	2.1%
Other operating expenses	57,506	15.2%	53,036	14.3%
Provision for bad debts	37,019	9.8%	32,255	8.7%
Interest, net	17,156	4.5%	16,388	4.4%
Depreciation and amortization	18,909	5.0%	16,506	4.5%
Management fees	1,050	0.3%	958	0.3%

Total costs and expenses	377,800	99.6%	352,212	95.2%

Earnings before loss on sale of assets, minority interests and income taxes	1,665	0.4%	17,763	4.8%

Loss on sale of assets, net	(5)	—	(73)	—
Minority interests	302	0.1%	(1,133)	(0.3)%

Earnings before income taxes	1,962	0.5%	16,557	4.5%

Income tax expense	800	0.2%	6,597	1.8%

Net earnings	$1,162	0.3%	$9,960	2.7%

	Three Months Ended		Three Months Ended
	December 31, 2005		December 31, 2004
Acute Care (in thousands):	Amount	Percentage	Amount	Percentage
Net Revenue:
Acute care revenue	$286,427	99.3%	$283,774	99.2%
Revenue between segments	2,097	0.7%	2,224	0.8%

Total net revenue (1)	288,524	100.0%	285,998	100.0%

Costs and expenses:
Salaries and benefits	109,831	38.1%	103,789	36.3%
Supplies	45,652	15.8%	45,315	15.8%
Rents and leases	8,232	2.8%	7,642	2.7%
Other operating expenses	54,507	18.9%	50,199	17.6%
Provision for bad debts	37,019	12.8%	32,255	11.3%
Interest, net	17,156	5.9%	16,388	5.7%
Depreciation and amortization	18,071	6.3%	15,766	5.5%
Management fees	1,050	0.4%	958	0.3%

Total costs and expenses	291,518	101.0%	272,312	95.2%

Earnings (loss) before loss on sale of assets and minority interests	(2,994)	(1.0)%	13,686	4.8%

Loss on sale of assets, net	(5)	—	(73)	—
Minority interests	302	0.1%	(1,133)	(0.4)%

Earnings (loss) before income taxes	$(2,697)	(0.9)%	$12,480	4.4%

(1)	Revenue between segments is eliminated in our consolidated results.

	Three Months Ended		Three Months Ended
	December 31, 2005		December 31, 2004
Health Choice (in thousands):	Amount	Percentage	Amount	Percentage
Premium revenue	$93,038	100.0%	$86,201	100.0%

Costs and expenses:
Salaries and benefits	2,920	3.1%	2,720	3.1%
Supplies	58	0.1%	51	0.1%
Medical claims (1)	81,286	87.4%	75,559	87.7%
Rents and leases	278	0.3%	217	0.2%
Other operating expenses	2,999	3.2%	2,837	3.3%
Interest, net	—	—	—	—
Depreciation and amortization	838	0.9%	740	0.9%

Total costs and expenses	88,379	95.0%	82,124	95.3%

Earnings before income taxes	$4,659	5.0%	$4,077	4.7%

(1)	Medical claims paid to our hospitals of $2.10 million and $2.22 million for the three months ended December 31, 2005 and 2004, respectively, is eliminated in our consolidated results.

Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004
     Net revenue — Net revenue for the three months ended December 31, 2005 was $379.5 million, an increase of $9.5 million, or 2.6%, from $370.0 million for the same period in fiscal 2005. The increase in net revenue was due to a combination of an increase of $2.7 million in net revenue from hospital operations, which we refer to as our acute care service segment in our financial statements, and an increase of $6.8 million in net revenue from Health Choice. As previously discussed, our net revenue for the quarter ended December 31, 2005 was negatively impacted by the temporary closure of The Medical Center of Southeast Texas as a result of Hurricane Rita, which made landfall on September 22, 2005.
     Before eliminations, net revenue from our hospital operations for the three months ended December 31, 2005 was $288.5 million, up $2.5 million, or 0.9%, from $286.0 million for the same period in fiscal 2005. For the three months ended December 31, 2005, approximately $2.1 million of net revenue received from Health Choice by hospitals and other healthcare entities owned by us was eliminated in consolidation as compared to approximately $2.2 million for the same period in fiscal 2005. Net patient revenue per adjusted admission increased 2.5% for the three months ended December 31, 2005, compared to the same period in fiscal 2005, due primarily to increases in managed care and Medicare rates. Pricing in the current quarter was negatively affected as a result of the changes in patient mix and a decline in acuity. During the quarter, we experienced a decline in our Medicare and managed care revenue mix coupled with an increase in Medicaid and self-pay as compared to the same prior-year period.
     Net revenue from Health Choice was $93.0 million for the three months ended December 31, 2005, an increase of $6.8 million, or 7.9%, from $86.2 million for the same period in fiscal 2005. Covered lives under this prepaid Medicaid plan have increased 3.7% from approximately 109,000 at December 31, 2004 to approximately 113,000 at December 31, 2005. The increase in covered lives has positively impacted Health Choice’s net revenue for the three months ended December 31, 2005 compared to the same period in fiscal 2005. The growth in covered lives is due primarily to an increase in the Medicaid-eligible population and an increase in our marketshare in counties where we operate.
     Salaries and benefits — Salaries and benefits expense from our hospital operations for the quarter ended December 31, 2005 was $109.8 million, or 38.1% of acute care revenue, compared to $103.8 million, or 36.3%, for the quarter ended December 31, 2004. The majority of the 1.8% increase as a percentage of acute care revenue resulted from the temporary closure of The Medical Center of Southeast Texas and the continued payment of full wages and benefits to the hospital employees. In addition, contract labor for nursing services increased 0.5% as a percentage of acute care revenue for the quarter ended December 31, 2005 compared to the prior year period. We continue to experience a high level of contract labor utilization in our Arizona market as a result of a shortage of nurses.
     Medical claims — Medical claims expense before eliminations for Health Choice increased $5.7 million to $81.3 million for the quarter ended December 31, 2005 compared to $75.6 million for the quarter ended December 31, 2004. Medical claims expense as a percentage of premium revenue was 87.4% for the three months ended December 31, 2005 and 87.7% for the same period last year. The increase in medical claims expense was the result of an increase in enrollment from 109,000 members at December 31, 2004 to approximately 113,000 members at December 31, 2005. Medical claims expense represents the amounts paid by Health Choice for healthcare services provided to its members.
     Other operating expenses — Other operating expenses from our hospital operations for the quarter ended December 31, 2005 were $54.5 million, or 18.9% of acute care revenue, compared to $50.2 million, or 17.6%, for the quarter ended December 31, 2004. A portion of the 1.3% increase as a percentage of acute care revenue was due to the continued incurrence of fixed costs at The Medical Center of Southeast Texas during its temporary closure. In addition, during the current quarter, we experienced increases in legal and professional fees offset by a decrease in professional and general liability insurance expense as a percentage of acute care revenue.
     Provision for bad debts — Provision for bad debts for our hospital operations for the quarter ended December 31, 2005 was $37.0 million, or 12.8% of acute care revenue, compared to $32.3 million, or 11.3%, for the quarter ended December 31, 2004. Combined charity discounts and bad debt expense increased approximately 2.7%

to 15.7% of acute care net revenue during the quarter compared to the same period in the prior year. Charity discounts, which are recorded as a reduction to acute care net revenue, were $9.9 million for the current quarter compared to $5.6 million in the prior year quarter. We continue to experience an increase in the volume of uninsured patients through our emergency rooms, which increased 26.5% for the three months ended December 31, 2005 compared to the same prior year period. This trend of uninsured volume through our emergency rooms continues to be the main driver behind our increase in bad debts expense and charity care, especially at The Medical Center of Southeast Texas and other facilities that served a large number of displaced hurricane victims.
     Interest, net — The $800,000 increase in interest expense, net of interest income, from $16.4 million for the quarter ended December 31, 2004 to $17.2 million for the same period in 2005 was due to an increase in interest rates, offset by a $1.0 million decrease in the amortization of loan costs in the quarter ended December 31, 2005 compared to the same prior year quarter. Borrowings under both our current and former senior secured credit facilities were subject to interest at variable rates. The weighted average interest rate of outstanding borrowings under the senior secured credit facilities was approximately 6.3% for the quarter ended December 31, 2005 compared to 4.3% for the quarter ended December 31, 2004.
     Depreciation and amortization — The $2.4 million increase in depreciation and amortization expense from $16.5 million for the quarter ended December 31, 2004 to $18.9 million for the same period in 2005 was primarily the result of incremental depreciation expense on additions to property and equipment during fiscal 2005, including the opening of our new hospital, The Medical Center of Southeast Texas, in April 2005. These additions are the result of the implementation of our operating strategy, pursuant to which we have made substantial investments in our existing facilities.
     Income tax expense — We recorded a provision for income taxes of $0.8 million, resulting in an effective tax rate of 40.8%, for the quarter ended December 31, 2005 and a provision for income taxes of $6.6 million, resulting in an effective tax rate of 39.8%, for the quarter ended December 31, 2004.
     Net earnings — Net earnings decreased from $10.0 million for the quarter ended December 31, 2004 to $1.2 million for the quarter ended December 31, 2005.
Liquidity and Capital Resources
     We rely on cash generated from our internal operations as our primary source of liquidity, as well as available credit facilities, project and bank financings and the issuance of long-term debt. From time to time, we have also utilized operating lease transactions that are sometimes referred to as off-balance sheet arrangements. We expect that our future funding for working capital needs, capital expenditures, long-term debt repayments and other financing activities will continue to be provided from some or all of these sources. Each of our existing and projected sources of cash is impacted by operational and financial risks that influence the overall amount of cash generated and the capital available to us. For example, cash generated by our business operations may be impacted by, among other things, economic downturns, weather-related catastrophes and adverse industry conditions. Our future liquidity will be impacted by our ability to access capital markets which may be restricted due to our credit ratings, general market conditions, and by existing or future debt agreements. For a further discussion of risks that can impact our liquidity, see our risk factors beginning on page 22 of our Annual Report of Form 10-K as of September 30, 2005.
     As of December 31, 2005, we had available liquidity as follows (in millions):

Available cash	$58.2

Available capacity under our senior credit facilities	211.2

Net available liquidity at December 31, 2005	$269.4

     In addition to our available liquidity, we expect to generate positive operating cash flow in fiscal 2006. We will also utilize proceeds from our financing activities as needed.

     Our growth strategy requires significant capital expenditures during fiscal 2006 and future years. We expect our capital expenditures for fiscal 2006 to be approximately $185.0 million to $200.0 million, including the following significant expenditures:
•	approximately $62.0 to $67.0 million for the construction of our new hospital in the East Valley of Phoenix, Arizona, which we plan to open in the fourth quarter of fiscal 2007;

•	approximately $67.0 million for other growth and new business projects;

•	approximately $35.0 million in replacement or maintenance related projects at our hospitals; and

•	approximately $21.0 million in hardware and software related costs in connection with the implementation of our advanced clinical information system.
     At December 31, 2005, we had construction and other various projects in progress with an estimated cost to complete and equip over the next three years of approximately $208.0 million. We plan to finance our proposed capital expenditures with borrowings under our senior credit facilities, as well as with cash generated from operations, cash on hand and other capital sources that may become available.
     As of December 31, 2005, we had $418.6 million in borrowings outstanding as a term loan and had issued approximately $38.8 million in letters of credit. Additionally, we had $475.0 million aggregate principal amount of 8 3/4% senior subordinated notes due 2014 outstanding as of December 31, 2005. For a further discussion of our debt arrangements, see the section below entitled “Debt Instruments and Related Covenants.”
     Based upon our current level of operations and anticipated growth, we believe we have sufficient liquidity to meet our cash requirements over the short-term (next 12 months) and over the next three years. In evaluating the sufficiency of our liquidity for both the short-term and long-term, we considered the expected cash flow to be generated by our operations, cash on hand and the available borrowings under our senior secured credit facilities compared to our anticipated cash requirements for debt service, working capital, capital expenditures and the payment of taxes, as well as funding requirements for long-term liabilities. As a result of this evaluation, we believe that we will have sufficient liquidity for the next three years to fund the cash required for the payment of taxes and the capital expenditures required to maintain our facilities during this period of time. We are unable at this time to extend our evaluation of the sufficiency of our liquidity beyond three years. We cannot assure you, however, that our operating performance will generate sufficient cash flow from operations or that future borrowings will be available under our senior secured credit facilities, or otherwise, to enable us to grow our business, service our indebtedness, including the new senior secured credit facilities and the 8 3/4% notes, or make anticipated capital expenditures. See our risk factors beginning on page 22 of our Annual Report of Form 10-K as of September 30, 2005.
     One element of our business strategy is to selectively pursue acquisitions and strategic alliances in existing and new markets. Any acquisitions or strategic alliances may result in the incurrence of, or assumption by us, of additional indebtedness. We continually assess our capital needs and may seek additional financing, including debt or equity as considered necessary to fund capital expenditures and potential acquisitions or for other corporate purposes. Our future operating performance, ability to service or refinance the 8 3/4% notes and ability to service and extend or refinance the senior secured credit facilities will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See our risk factors beginning on page 22 of our Annual Report of Form 10-K as of September 30, 2005.
Overview of Cash Flow Activities For The Three Months Ended December 31, 2005 Compared To The Three Months Ended December 31, 2004
     Our cash flows are summarized as follows (in millions):

	Three Months
	Ended December 31,
	2005	2004
Cash flow from operating activities	$4.7	$14.5
Cash flow used in investing activities	(32.7)	(47.0)
Cash flow used in financing activities	(2.9)	(5.0)

Operating Activities
     Our primary sources of liquidity are cash flow provided by our operations, available cash on hand and our revolving credit facility. At December 31, 2005, we had $151.8 million in net working capital, compared to $166.0 million at September 30, 2005. We generated cash from operating activities of $4.7 million during the three months ended December 31, 2005, compared to $14.5 million during the three months ended December 31, 2004. Net accounts receivable increased $11.2 million from $166.5 million at September 30, 2005 to $177.7 million at December 31, 2005. Excluding third-party settlement receivables, our days of net revenue outstanding at December 31, 2005 were 56 as compared to 54 at December 31, 2004. Cash flows from operations during the three months ended December 31, 2005 were negatively affected by the temporary closure of The Medical Center of Southeast Texas as a result of Hurricane Rita.
Investing Activities
     Investing activities used $32.7 million during the three months ended December 31, 2005.
     Capital expenditures for the three months ended December 31, 2005 were approximately $32.2 million. Significant items included the following:
•	$9.4 million for the construction of Mountain Vista Hospital our new hospital in the East Valley area of Phoenix, Arizona;

•	$3.9 million for rebuilding efforts at The Medical Center of Southeast Texas, our hospital that suffered damages as a result of Hurricane Rita in September 2005;

•	$6.0 million for various expansion and renovation projects at our hospitals; and

•	$3.4 million for our Advanced Clinicals and other information systems projects.
Financing Activities
     Financing activities used net cash of $2.9 million during the three months ended December 31, 2005. During the three months ended December 31, 2005, we repaid $1.1 million pursuant to the terms of our senior secured credit facilities and repaid $900,000 in capital leases and other obligations.
The Merger
     On June 22, 2004, an investor group led by Texas Pacific Group acquired IASIS Healthcare Corporation, our parent company, through a merger. The total transaction value, including tender premiums, consent fees and other merger-related fees and expenses, was approximately $1.5 billion. The merger was accounted for as a purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. The allocation of the net purchase price of the merger resulted in additional goodwill of approximately $512.0 million and $45.0 million of other intangible assets. See the notes to the unaudited condensed consolidated financial statements for additional information on the merger and the related financing transactions. The merger, the related financing transactions and the use of the proceeds from the financing transactions are referred to as the “Transactions.”
Debt Instruments and Related Covenants
     As of December 31, 2005, we had two separate debt arrangements:
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
     The Tranche B term loan bears interest at a rate equal to LIBOR plus 2.25% per annum or at our option, the base rate plus 1.25% per annum. The loans under the Revolving Facility bear interest at a rate equal to LIBOR plus 2.25% per annum or at our option, the base rate plus 1.50% per annum, and may increase or decrease by 0.25% based on certain leverage ratios. A commitment fee equal to 0.50% per annum times the daily average undrawn portion of the Revolving Facility accrues and is payable quarterly in arrears.
     The amended and restated senior credit agreement provides for capital expenditure limitations and requires that we comply with various other financial ratios and tests and contains covenants limiting our ability to, among other things, incur additional indebtedness; sell or dispose of assets; make investments, loans or advances; pay certain restricted payments and dividends; or amend the terms of the 8 3/4% notes. Under the amended and restated credit agreement, we may acquire hospitals and other related businesses upon satisfaction of certain requirements, including demonstrating pro forma compliance with a maximum senior leverage ratio of 3.5 to 1, along with the maximum total leverage and minimum interest coverage ratios discussed below. Financial related covenants under the amended and restated senior credit agreement, applicable to us as of December 31, 2005, include the following ratios:

December 31,
2005
Actual Total Leverage Ratio	4.16

Maximum Total Leverage Ratio	6.00

Actual Interest Coverage Ratio	3.28

Minimum Interest Coverage Ratio	2.15
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
     At December 31, 2005, $418.6 million was outstanding under the Term Facility, no amounts were outstanding under the Revolving Facility and we had $38.8 million outstanding in letters of credit. During the next twelve months, we are required to repay $4.3 million in principal under our senior secured credit facilities and $3.3 million in principal under our capital lease obligations.
$475.0 Million 8 3/4% Senior Subordinated Notes Due 2014
     On June 22, 2004, in connection with the Transactions, IASIS Healthcare LLC and IASIS Capital Corporation, a wholly owned subsidiary of IASIS Healthcare LLC formed solely for the purpose of serving as a co-issuer, issued $475.0 million aggregate principal amount of 8 3/4% senior subordinated notes due 2014. On December 15, 2004, IASIS Healthcare LLC and IASIS Capital Corporation exchanged all of their outstanding 8 3/4% senior subordinated notes due 2014 for 8 3/4% senior subordinated notes due 2014 registered under the Securities Act. Terms and conditions of the exchange offer were as set forth in the registration statement on Form S-4 filed with the SEC that became effective on November 12, 2004.
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
     As of December 31, 2005, we provided a performance guaranty in the form of a letter of credit in the amount of $20.6 million for the benefit of AHCCCS to support our obligations under the Health Choice contract to provide and pay for healthcare services. Additionally, Health Choice maintains a cash balance of $5.0 million. The amount of the performance guaranty is based in part upon the membership in the plan and the related capitation revenue paid to us.
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
Recent Accounting Pronouncements
     In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45-3 (“FSP FIN 45-3”) to provide clarification with respect to the application of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FSP FIN 45-3 includes within its scope and provides guidance concerning the application of FIN 45 to a guarantee granted to a business (or to its owners) that the entity’s revenue (or the revenue of a specified portion of the entity) will meet a minimum amount (referred to as a minimum revenue guarantee). FSP FIN 45-3 specifies examples of such minimum revenue guarantees which include physician income guarantees. Physician income guarantees are guarantees granted to a non-employee physician recruited by a hospital to establish a medical practice in a geographical location nearby to the facility. Under the terms of the guarantee, the health care facility (the guarantor) agrees to make payments to the physician (the guaranteed party) at the end of a specific time period if the revenue generated by the physician’s practice does not equal or exceed a specified amount. FSP FIN 45-3 is effective for minimum revenue guarantees issued or modified on or after the first fiscal quarter beginning November 10, 2005 or later, with earlier application allowed. Financial statements of prior periods should not be restated to reflect retroactive recognition and measurement of a minimum revenue guarantee. The disclosure requirements of FIN 45 are effective for all minimum revenue guarantees in interim or annual statements for periods ending after November 10, 2005 (including such guarantees that were not previously recognized). We adopted the measurement and recognition requirements of FSP FIN 45-3 on January 1, 2006. We do not expect the adoption of FSP FIN 45-3 to have a material effect on the consolidated financial statements.
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). SFAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Under SFAS 123(R), we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition method expected to be used is the prospective method. We expect to adopt SFAS 123(R) on October 1, 2006. We are currently evaluating the requirements of SFAS 123(R), as well as related guidance recently issued by the SEC. We have not yet determined the effect of adopting the new standard.
     In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 addresses the interaction between SFAS 123(R) and certain SEC rules and regulations and provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. We intend to follow the interpretive guidance set forth in SAB 107 during its adoption of SFAS 123(R).
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 requires retrospective application as the required method for reporting a change in accounting principle, unless impracticable or a pronouncement includes specific transition provisions. This statement also requires that a change in depreciation or amortization of long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material effect on the consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. We have in place $675.0 million of senior secured credit facilities bearing interest at variable rates at specified margins above either the agent bank’s alternate base rate or its LIBOR rate. The senior secured credit facilities consist of the Term Facility, which is a $425.0 million, seven-year Tranche B term loan, and the Revolving Facility, which is a $250.0 million, six-year revolving credit facility. Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates on our consolidated financial position, results of operations or cash flows would not be material. As of December 31, 2005, we had variable rate debt of approximately $418.6 million. Holding other variables constant, including levels of indebtedness, a 0.125% increase in interest rates would have had an estimated impact on pre-tax earnings and cash flows for the next twelve month period of $523,000. We have not taken any action to cover interest rate risk and are not a party to any interest rate market risk management activities.
     The Term Facility bears interest at a rate equal to LIBOR plus 2.25% per annum or, at our option, the base rate plus 1.25% per annum, and will mature in 2011. The loans under the Revolving Facility bear interest at a rate equal to the LIBOR rate, plus a margin of 2.00% to 2.50% or, at our option, the base rate, plus a margin of 1.00% to 1.50%, such rate in each case depending on our total leverage ratio. The Revolving Facility matures in 2010. No amounts were outstanding under the Revolving Facility as of December 31, 2005.
     We have $475.0 million in senior subordinated notes due December 15, 2014, with interest payable semi-annually at the rate of 8 3/4% per annum.
     At December 31, 2005, the fair market value of the outstanding 8 3/4% notes was $499.3 million, based upon quoted market prices as of that date.
Item 4. Controls and Procedures
     Evaluations of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2005. Based on this evaluation, the principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports.
     Changes in Internal Control Over Financial Reporting
     During the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
PART II
OTHER INFORMATION
Item 6. Exhibits
(a)	List of Exhibits:
10.1	Amendment No. 11 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of September 1, 2005.

10.2	Amendment No. 12 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of January 1, 2006.

31.1	Certification of Principal Executive Officer Pursuant to Rule 15d—14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IASIS HEALTHCARE LLC

Date: February 10, 2006	By:	/s/ W. Carl Whitmer

W. Carl Whitmer, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amendment No. 11 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of September 1, 2005.

10.2	Amendment No. 12 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of January 1, 2006.

31.1	Certification of Principal Executive Officer Pursuant to Rule 15d—14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.