Form 10-Q
period 2006-03-31
IASIS Healthcare LLC
filed 2006-05-15
CIK 1294632

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of May 15, 2006, 100% of the registrant’s common interests outstanding (all of which are privately owned and are not traded on any public market) were owned by IASIS Healthcare Corporation, its sole member.

i

PART 1
FINANCIAL INFORMATION
Item 1. Financial Statements
IASIS HEALTHCARE LLC
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	(Unaudited)
	March 31,	September 30,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$83,385	$89,097
Accounts receivable, net	180,883	166,456
Inventories	31,597	29,866
Deferred income taxes	50,192	56,003
Prepaid expenses and other current assets	34,986	25,236

Total current assets	381,043	366,658
Property and equipment, net	671,074	647,596
Goodwill	754,375	754,375
Other intangible assets, net	40,500	42,000
Other assets, net	41,457	42,095

Total assets	$1,888,449	$1,852,724

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$56,869	$58,684
Salaries and benefits payable	24,502	24,887
Accrued interest payable	19,366	18,489
Medical claims payable	73,915	60,201
Other accrued expenses and other current liabilities	43,111	30,550
Current portion of long-term debt and capital lease obligations	7,838	7,757

Total current liabilities	225,601	200,568

Long-term debt and capital lease obligations	893,089	897,051
Deferred income taxes	76,646	74,883
Other long-term liabilities	33,114	36,801
Minority interest	30,468	26,474

Equity:
Member’s equity	629,531	616,947

Total liabilities and equity	$1,888,449	$1,852,724

See accompanying notes.

IASIS HEALTHCARE LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005

Net Revenue:
Acute care revenue	$318,435	$302,719	$604,862	$586,493
Premium revenue	99,533	87,538	192,571	173,739

Total net revenue	417,968	390,257	797,433	760,232

Costs and expenses:
Salaries and benefits	118,256	112,725	231,007	219,234
Supplies	49,218	49,289	94,928	94,655
Medical claims	84,240	75,433	163,429	148,768
Rents and leases	8,833	7,991	17,343	15,850
Other operating expenses	58,581	54,205	116,087	107,240
Provision for bad debts	40,482	30,715	77,501	62,970
Interest expense, net	17,781	15,685	34,938	32,074
Depreciation and amortization	19,508	15,981	38,417	32,486
Management fees	1,045	963	2,095	1,921

Total costs and expenses	397,944	362,987	775,745	715,198

Earnings before loss on sale of assets, minority interests and income taxes	20,024	27,270	21,688	45,034
Loss on sale of assets, net	(125)	(9)	(130)	(82)
Minority interests	(972)	(1,141)	(670)	(2,274)

Earnings before income taxes	18,927	26,120	20,888	42,678
Income tax expense	7,504	10,324	8,304	16,921

Net earnings	$11,423	$15,796	$12,584	$25,757

See accompanying notes.

IASIS HEALTHCARE LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Six Months	Six Months
	Ended	Ended
	March 31, 2006	March 31, 2005
Cash flows from operating activities:
Net earnings	$12,584	$25,757
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	38,417	32,486
Amortization of loan costs	1,469	3,397
Minority interests	670	2,274
Deferred income taxes	7,574	16,148
Loss on sale of assets	130	82
Changes in operating assets and liabilities:
Accounts receivable	(14,427)	(15,489)
Inventories, prepaid expenses and other current assets	(11,481)	(8,283)
Accounts payable and other accrued liabilities	20,987	3,684

Net cash provided by operating activities	55,923	60,056

Cash flows from investing activities:
Purchases of property and equipment	(60,232)	(75,611)
Cash paid for acquisition	—	(410)
Change in other assets	(847)	(75)

Net cash used in investing activities	(61,079)	(76,096)

Cash flows from financing activities:
Payment of debt and capital leases	(3,881)	(7,132)
Proceeds from debt borrowings	—	2,274
Debt financing costs incurred	—	(487)
Distribution of minority interests	(1,196)	(2,354)
Proceeds received from hospital syndications	4,521	—

Net cash used in financing activities	(556)	(7,699)

Decrease in cash and cash equivalents	(5,712)	(23,739)
Cash and cash equivalents at beginning of period	89,097	98,805

Cash and cash equivalents at end of period	$83,385	$75,066

Supplemental disclosure of cash flow information:
Cash paid for interest	$34,860	$28,032

Cash paid for income taxes, net	$467	$1,881

Supplemental schedule of noncash investing activities:
Property and equipment in accounts payable	$7,726	$14,904

See accompanying notes.

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Basis of Presentation
     The unaudited consolidated financial statements as of and for the three and six months ended March 31, 2006 and 2005 reflect the financial position, results of operations and cash flows of IASIS Healthcare LLC (“IASIS” or the “Company”) and all subsidiaries and entities under common control of the Company.
     IASIS owns and operates medium-sized acute care hospitals in high-growth urban and suburban markets. At March 31, 2006, the Company owned or leased 14 acute care hospitals and one behavioral health hospital, with a total of 2,199 beds in service, located in five regions:
•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	Tampa-St. Petersburg, Florida;

•	three cities in Texas, including San Antonio; and

•	Las Vegas, Nevada.
     The Company also owns and operates a Medicaid managed health plan in Phoenix called Health Choice Arizona, Inc. (“Health Choice” or the “Plan”). In addition, the Company has ownership interests in three ambulatory surgery centers.
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
     The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company include the IASIS corporate office costs, which were $11.0 million and $10.5 million for the three months ended March 31, 2006 and 2005, respectively, and $ 21.0 million and $20.7 million for the six months ended March 31, 2006 and 2005, respectively.
2. Recently Issued Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). SFAS 123(R) supersedes Accounting Principles

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Under SFAS 123(R), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition method expected to be used is the prospective method. The Company expects to adopt SFAS 123(R) on October 1, 2006. The Company is currently evaluating the requirements of SFAS 123(R), as well as related guidance recently issued by the Securities and Exchange Commission (the “SEC”). The Company has not yet determined the effect of adopting the new standard.
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
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 requires retrospective application as the required method for reporting a change in accounting principle unless it is impracticable or a pronouncement includes specific transition provisions. SFAS 154 also requires that a change in depreciation or amortization of long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material effect on the consolidated financial statements.
     In November 2005, the FASB issued FASB Interpretation No. 45-3 (“FSP FIN 45-3”) to provide clarification with respect to the application of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FSP FIN 45-3 includes within its scope and provides guidance concerning the application of FIN 45 to a guarantee granted to a business (or to its owners) that the entity’s revenue (or the revenue of a specified portion of the entity) will meet a minimum amount (referred to as a minimum revenue guarantee). FSP FIN 45-3 specifies examples of such minimum revenue guarantees which include physician income guarantees. Physician income guarantees are guarantees granted to a non-employee physician recruited by a hospital to establish a medical practice in a geographical location nearby to the facility. Under the terms of the guarantee, the health care facility (the guarantor) agrees to make payments to the physician (the guaranteed party) at the end of a specific time period if the revenue generated by the physician’s practice does not equal or exceed a specified amount. FSP FIN 45-3 is effective for minimum revenue guarantees issued or modified on or after the first fiscal quarter beginning November 10, 2005 or later, with earlier application allowed. Financial statements of prior periods should not be restated to reflect retroactive recognition and measurement of a minimum revenue guarantee. The Company adopted FSP FIN 45-3 on January 1, 2006 for minimum revenue guarantees issued or modified on or after January 1, 2006. The adoption of FSP FIN 45-3 did not have a material effect on the consolidated financial statements.
3. Long-Term Debt and Capital Lease Obligations
     Long-term debt and capital lease obligations consist of the following (in thousands):

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS

	March 31,	September 30,
	2006	2005
Senior secured credit facilities	$417,563	$419,688
Senior subordinated notes	475,000	475,000
Capital leases and other obligations	8,364	10,120

	900,927	904,808
Less current maturities	7,838	7,757

	$893,089	$897,051

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
     The term loans under the Term Facility bear interest at a rate equal to LIBOR plus 2.25% per annum or, at the Company’s option, the base rate plus 1.25% per annum. Loans under the Revolving Facility bear interest at a rate equal to LIBOR plus 2.25% per annum or, at the Company’s option, the base rate plus 1.25% per annum, and may increase or decrease by 0.25% based on the Company’s total leverage ratio. A commitment fee equal to 0.50% per annum times the daily average undrawn portion of the Revolving Facility will accrue and will be payable quarterly in arrears. All of the obligations under the senior secured credit facilities are guaranteed by IASIS Healthcare Corporation (“IAS”) and the Company’s existing and subsequently acquired or organized domestic subsidiaries (except Health Choice and Biltmore Surgery Center Limited Partnership).
     The senior secured credit facilities contain a number of covenants and require the Company to comply with specified financial ratios and tests, including a minimum interest coverage ratio, a maximum leverage ratio and maximum capital expenditures.
     At March 31, 2006, $417.6 million was outstanding under the Term Facility and no amounts were outstanding under the Revolving Facility. The Revolving Facility includes a $75.0 million sublimit for letters of credit that may be issued. At March 31, 2006, the Company had $38.8 million in letters of credit outstanding. The weighted average interest rate of outstanding borrowings under the Term Facility was approximately 6.76% and 6.52% for the three and six months ended March 31, 2006, respectively.
8 3/4% Senior Subordinated Notes
     The Company, together with its wholly-owned subsidiary, IASIS Capital Corporation, has issued $475.0 million aggregate principal amount of 8 3/4% senior subordinated notes due 2014 (the “8 3/4% notes”). The 8 3/4% notes are general unsecured senior subordinated obligations and are subordinated in right of payment to all existing and future senior debt of the Company. The Company’s existing domestic subsidiaries, other than certain non-guarantor subsidiaries which include Health Choice and the Company’s non-wholly owned subsidiaries, are guarantors of the 8 3/4% notes. The 8 3/4% notes are effectively subordinated to all of the issuers’ and the guarantors’ secured debt to the extent of the value of the assets securing the debt and are structurally subordinated to all liabilities and commitments (including trade payables and lease obligations) of the Company’s subsidiaries that are not guarantors of the 8 3/4% notes.

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
4. Stock Benefit Plans
     Although IASIS has no stock option plan or outstanding stock options, the Company, through its parent, IAS, grants stock options for a fixed number of common shares to employees and outside directors. SFAS 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for employee stock option grants in accordance with APB 25 and, accordingly, recognizes no compensation expense for the stock option grants when the exercise price of the options equals, or is greater than, the market value of the underlying stock on the date of grant. See Note 2 — Recently Issued Accounting Pronouncements.
     If the Company had measured compensation cost for the stock options granted under the fair value based method prescribed by SFAS 123, net earnings would have been changed to the pro forma amounts set forth below (in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005
Net earnings as reported	$11,423	$15,796	$12,584	$25,757
Deduct: Total stock based employee compensation determined under fair value based method for all awards, net of related tax effects	(318)	(240)	(669)	(470)

Pro forma net earnings	$11,105	$15,556	$11,915	$25,287

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
Professional, General and Workers Compensation Liability Risks
     The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment and personal injuries. To cover these types of claims, the Company maintains general liability and professional liability insurance in excess of self-insured retentions through a commercial insurance carrier in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is currently not a party to any such proceedings that, in the Company’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company expenses an estimate of the costs it expects to incur under the self-insured retention exposure for general and professional liability claims using historical claims data, demographic factors, severity factors, current incident logs and other external actuarial analysis. As of March 31, 2006 and September 30, 2005, the Company’s professional and general liability accrual for asserted and unasserted claims was approximately $30.0 million and $33.4 million, respectively, which is included in other long-term liabilities in the

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
accompanying unaudited consolidated balance sheets. The results of the valuation from the Company’s independent actuary for professional and general liability losses resulted in a change in related accrual estimates for prior periods which decreased professional and general liability expense by $2.9 million during the three months ended March 31, 2006.
     The Company is subject to claims and legal actions in the ordinary course of business relative to workers compensation and other labor and employment matters. To cover these types of claims, the Company maintains workers compensation insurance coverage with a self-insured retention. The Company accrues costs of workers compensation claims based upon external actuarial estimates derived from its claims experience.
Health Choice
     Health Choice has entered into a capitated contract whereby the Plan provides healthcare services in exchange for fixed periodic and supplemental payments from the Arizona Health Care Cost Containment System (“AHCCCS”). These services are provided regardless of the actual costs incurred to provide these services. The Company receives reinsurance and other supplemental payments from AHCCCS to cover certain costs of healthcare services that exceed certain thresholds. The Company believes the capitated payments, together with reinsurance and other supplemental payments are sufficient to pay for the services Health Choice is obligated to deliver. As of March 31, 2006, the Company provided a performance guaranty in the form of a letter of credit in the amount of $20.6 million for the benefit of AHCCCS to support its obligations under the Health Choice contract to provide and pay for the healthcare services. Additionally, Health Choice maintains a cash balance of $5.0 million. The amount of the performance guaranty is generally based in part upon the membership in the Plan and the related capitation revenue paid to Health Choice.
     Effective January 1, 2006, Health Choice became a Medicare Advantage Prescription Drug (“MAPD”) Special Needs Plan (“SNP”) provider under a contract with the Centers for Medicare & Medicaid Services (“CMS”). The SNP allows Health Choice to offer Medicare and Part D drug benefit coverage for dual-eligible members, or those that are eligible for Medicare and Medicaid. Health Choice has historically served this type of member through the AHCCCS Medicaid program. Pursuant to a performance guarantee required under the contract with CMS, Health Choice has an intercompany demand note with the Company.
Capital Expenditure Commitments
     The Company is expanding and renovating some of its existing facilities to permit and attract additional patient volume and provide a greater variety of services. The Company had incurred approximately $39.9 million in uncompleted projects as of March 31, 2006, which is included in property and equipment in the accompanying unaudited consolidated balance sheet at that date. At March 31, 2006, the Company had various construction and other projects in progress with an estimated additional cost to complete and equip of approximately $201.5 million, including approximately $128.0 million for the construction of Mountain Vista Medical Center, a new hospital to be located in the East Valley area of Mesa, Arizona. The Company currently plans to open the new hospital during fiscal 2007.
Variable Interest Entities
     The Company is a party to certain contractual agreements whereby it may be required to make monthly payments to the developers and managers of seven medical office buildings located on its hospital campuses through minimum rent revenue support arrangements. The Company entered into these agreements to provide an incentive to the developers to fund the construction of the medical office buildings and manage the buildings upon their completion in order to make physician office space available near its hospital campuses. One of the contracts commenced in 1996. The Company currently is not making payments under this contract, although it could be required to make payments in the future. The other six contracts were entered into at various times since 2003 and each have a term of seven years starting 30 days after the related building construction is complete. Only one of the buildings was complete at March 31, 2006. The Company has determined that it is not the primary beneficiary under any of these contracts. The maximum annual amount the Company would pay under these

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
contracts assuming no changes to current lease levels would be approximately $1.5 million. The Company does not expect to pay any material amounts under these contracts during the remainder of their respective terms.
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
Guarantees
     In order to recruit and retain physicians to the communities it serves, the Company has committed to provide certain financial assistance in the form of recruiting agreements with various physicians. Amounts advanced under the recruiting agreements are generally forgiven pro rata over a period of 24 months after one year of completed service and contingent upon the physician continuing to practice in the respective community. The amounts advanced and not repaid, in management’s opinion, will not have a material adverse effect on the Company’s financial condition or results of operations. The maximum amount payable under recruiting agreements as of March 31, 2006 was $5.2 million.
Other
     In September 2005, IAS received a subpoena from the Office of Inspector General (“OIG”). The subpoena requests production of documents, dating back to January 1999, primarily related to contractual arrangements between certain physicians and the Company’s hospitals, including leases, medical directorships and recruitment agreements. The Company maintains a comprehensive compliance program designed to ensure that the Company maintains high standards of conduct in the operation of the Company’s business in compliance with all applicable laws. Although the Company continues to be fully committed to regulatory compliance and will cooperate diligently with governmental authorities regarding this matter, there can be no assurance as to the outcome of this matter. If this matter were to be determined unfavorably to the Company, it could have a material adverse effect on the Company’s business, financial condition and results of operations. Further, the outcome of this matter may result in significant fines, other penalties and/or adverse publicity.
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

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS

	For the Three Months Ended March 31, 2006
	Acute Care	Health Choice	Eliminations	Consolidated
Net acute care revenue	$318,435	$—	$—	$318,435
Premium revenue	—	99,533	—	99,533
Revenue between segments	2,411	—	(2,411)	—

Net revenue	320,846	99,533	(2,411)	417,968

Salaries and benefits	115,080	3,176	—	118,256
Supplies	49,160	58	—	49,218
Medical claims	—	86,651	(2,411)	84,240
Rents and leases	8,560	273	—	8,833
Other operating expenses	55,287	3,294	—	58,581
Provision for bad debts	40,482	—	—	40,482

Adjusted EBITDA(1)	52,277	6,081	—	58,358

Interest expense, net	17,781	—	—	17,781
Depreciation and amortization	18,660	848	—	19,508
Management fees	1,045	—	—	1,045

Earnings before loss on sale of assets, minority interests and income taxes	14,791	5,233	—	20,024
Loss on sale of assets, net	(125)	—	—	(125)
Minority interests	(972)	—	—	(972)

Earnings before income taxes	$13,694	$5,233	$—	$18,927

Segment assets	$1,761,309	$127,140		$1,888,449

Capital expenditures	$31,624	$93		$31,717

Goodwill	$748,618	$5,757		$754,375

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS

	For the Three Months Ended March 31, 2005
	Acute Care	Health Choice	Eliminations	Consolidated
Net acute care revenue	$302,719	$—	$—	$302,719
Premium revenue	—	87,538	—	87,538
Revenue between segments	2,273	—	(2,273)	—

Net revenue	304,992	87,538	(2,273)	390,257

Salaries and benefits	109,928	2,797	—	112,725
Supplies	49,243	46	—	49,289
Medical claims	—	77,706	(2,273)	75,433
Rents and leases	7,773	218	—	7,991
Other operating expenses	51,511	2,694	—	54,205
Provision for bad debts	30,715	—	—	30,715

Adjusted EBITDA(1)	55,822	4,077	—	59,899

Interest expense, net	15,685	—	—	15,685
Depreciation and amortization	15,120	861	—	15,981
Management fees	963	—	—	963

Earnings before loss on sale of assets, minority interests and income taxes	24,054	3,216	—	27,270
Loss on sale of assets, net	(9)	—	—	(9)
Minority interests	(1,141)	—	—	(1,141)

Earnings before income taxes	$22,904	$3,216	$—	$26,120

Segment assets	$1,705,595	$86,460		$1,792,055

Capital expenditures	$85,896	$165		$86,061

Goodwill	$739,593	$5,757		$745,350

(1)	Adjusted EBITDA represents net earnings before interest expense, income tax expense, depreciation and amortization, management fees, loss on sale of assets, and minority interests. Management fees represent monitoring and advisory fees paid to Texas Pacific Group (“TPG”), the Company’s majority financial sponsor, and certain other members of IASIS Investment LLC. Management routinely calculates and communicates adjusted EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within the healthcare industry to evaluate hospital performance, allocate resources and measure leverage capacity and debt service ability. In addition, the Company uses adjusted EBITDA as a measure of performance for its business segments and for incentive compensation purposes. Adjusted EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles (“GAAP”), and the items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net earnings, cash flows generated by operating, investing, or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS

	For the Six Months Ended March 31, 2006
	Acute Care	Health Choice	Eliminations	Consolidated
Net acute care revenue	$604,862	$—	$—	$604,862
Premium revenue	—	192,571	—	192,571
Revenue between segments	4,509	—	(4,509)	—

Net revenue	609,371	192,571	(4,509)	797,433

Salaries and benefits	224,911	6,096	—	231,007
Supplies	94,812	116	—	94,928
Medical claims	—	167,938	(4,509)	163,429
Rents and leases	16,792	551	—	17,343
Other operating expenses	109,794	6,293	—	116,087
Provision for bad debts	77,501	—	—	77,501

Adjusted EBITDA(1)	85,561	11,577	—	97,138

Interest expense, net	34,938	—	—	34,938
Depreciation and amortization	36,731	1,686	—	38,417
Management fees	2,095	—	—	2,095

Earnings before loss on sale of assets, minority interests and income taxes	11,797	9,891	—	21,688
Loss on sale of assets, net	(130)	—	—	(130)
Minority interests	(670)	—	—	(670)

Earnings before income taxes	$10,997	$9,891	$—	$20,888

Segment assets	$1,761,309	$127,140		$1,888,449

Capital Expenditures	$60,061	$171		$60,232

Goodwill	$748,618	$5,757		$754,375

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS

	For the Six Months Ended March 31, 2005
	Acute Care	Health Choice	Eliminations	Consolidated
Net acute care revenue	$586,493	$—	$—	$586,493
Premium revenue	—	173,739	—	173,739
Revenue between segments	4,497	—	(4,497)	—

Net revenue	590,990	173,739	(4,497)	760,232

Salaries and benefits	213,718	5,516	—	219,234
Supplies	94,558	97	—	94,655
Medical claims	—	153,265	(4,497)	148,768
Rents and leases	15,415	435	—	15,850
Other operating expenses	101,709	5,531	—	107,240
Provision for bad debts	62,970	—	—	62,970

Adjusted EBITDA(1)	102,620	8,895	—	111,515

Interest expense, net	32,074	—	—	32,074
Depreciation and amortization	30,885	1,601	—	32,486
Management fees	1,921	—	—	1,921

Earnings before loss on sale of assets, minority interests and income taxes	37,740	7,294	—	45,034
Loss on sale of assets, net	(82)	—	—	(82)
Minority interests	(2,274)	—	—	(2,274)

Earnings before income taxes	$35,384	$7,294	$—	$42,678

Segment assets	$1,705,595	$86,460		$1,792,055

Capital Expenditures	$75,410	$201		$75,611

Goodwill	$739,593	$5,757		$745,350

(1)	Adjusted EBITDA represents net earnings before interest expense, income tax expense, depreciation and amortization, management fees, loss on sale of assets, and minority interests. Management fees represent monitoring and advisory fees paid to TPG, the Company’s majority financial sponsor, and certain other members of IASIS Investment LLC. Management routinely calculates and communicates adjusted EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within the healthcare industry to evaluate hospital performance, allocate resources and measure leverage capacity and debt service ability. In addition, the Company uses adjusted EBITDA as a measure of performance for its business segments and for incentive compensation purposes. Adjusted EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net earnings, cash flows generated by operating, investing, or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
7. Impact of Hurricane Rita
     The Medical Center of Southeast Texas, the Company’s new hospital in Port Arthur, Texas, which comprises approximately 10.0% of the Company’s total acute care revenue, was damaged during Hurricane Rita in September 2005. The hospital sustained roof and water intrusion damage and was temporarily closed. The majority of services at the hospital were phased in during the three and six months ended March 31, 2006. The Company’s operating results for the three and six months ended March 31, 2006 were negatively impacted by the temporary closure of The Medical Center of Southeast Texas as a result of Hurricane Rita. In addition to lost revenue, the Company continued to pay full wages and benefits to the hospital employees during the closure period and reopening phase-in and incurred other fixed operating expenses. Although the hospital reopened during the quarter ended December 31, 2005, volumes continued to be affected while the surrounding community and its residents attempted to recover from the aftermath of the hurricane.
     The Company does not currently believe the property damage at The Medical Center of Southeast Texas will exceed the applicable insurance deductible. The Company expects to receive insurance recoveries in future periods for business interruption losses, subject to a deductible. No amounts are accrued on the Company’s balance sheet as of March 31, 2006 for business interruption insurance recoveries, as such recoveries were not determinable at March 31, 2006. The Company is currently working with its insurance carrier to resolve and settle claims for these losses.
8. Supplemental Condensed Consolidating Financial Information
     The 8 3/4% notes described in Note 3 are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s existing domestic subsidiaries, other than non-guarantor subsidiaries which include Health Choice and the Company’s non-wholly owned subsidiaries.
     Summarized condensed consolidating balance sheets at March 31, 2006 and September 30, 2005, condensed consolidating statements of operations for the three and six months ended March 31, 2006 and 2005 and condensed consolidating statements of cash flows for the three and six months ended March 31, 2006 and 2005 for the Company, segregating the parent company issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, are found below.
     On February 28, 2006, Southwest General Hospital, LP (“Southwest General”) sold limited partner units representing, in the aggregate, 6.4% ownership in Southwest General which reduced the Company’s ownership interest in Southwest General to 93.6%. As a result, Southwest General is included in the following financial statement schedules as a subsidiary non-guarantor.

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
IASIS Healthcare LLC
Condensed Consolidating Balance Sheet (unaudited)
March 31, 2006
(in thousands)

			Subsidiary
		Subsidiary	Non-		Condensed
	Parent Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$82,909	$476	$—	$83,385
Accounts receivable, net	—	114,199	66,684	—	180,883
Inventories	—	20,504	11,093	—	31,597
Deferred income taxes	50,192	—	—	—	50,192
Prepaid expenses and other current assets	—	16,714	18,272	—	34,986

Total current assets	50,192	234,326	96,525	—	381,043
Property and equipment, net	—	370,823	300,251	—	671,074
Intercompany	—	(114,593)	114,593	—	—
Net investment in and advances to subsidiaries	1,465,851	—	—	(1,465,851)	—
Goodwill	22,128	205,151	527,096	—	754,375
Other intangible assets, net	—	—	40,500	—	40,500
Other assets, net	22,206	13,430	5,821	—	41,457

Total assets	$1,560,377	$709,137	$1,084,786	$(1,465,851)	$1,888,449

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$40,692	$16,177	$—	$56,869
Salaries and benefits payable	—	15,853	8,649	—	24,502
Accrued interest payable	19,366	(1,227)	1,227	—	19,366
Medical claims payable	—	—	73,915	—	73,915
Other accrued expenses and other current liabilities	—	27,050	16,061	—	43,111
Current portion of long-term debt and capital lease obligations	4,402	2,294	7,180	(6,038)	7,838

Total current liabilities	23,768	84,662	123,209	(6,038)	225,601
Long-term debt and capital lease obligations	888,313	3,664	246,014	(244,902)	893,089
Deferred income taxes	76,646	—	—	—	76,646
Other long-term liabilities	—	33,114	—	—	33,114
Minority interest	—	30,468	—	—	30,468
Member’s equity	571,650	557,229	715,563	(1,214,911)	629,531

Total liabilities and equity	$1,560,377	$709,137	$1,084,786	$(1,465,851)	$1,888,449

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
IASIS Healthcare LLC
Condensed Consolidating Balance Sheet
September 30, 2005
(in thousands)

			Subsidiary
		Subsidiary	Non-		Condensed
	Parent Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$88,597	$500	$—	$89,097
Accounts receivable, net	—	102,127	64,329	—	166,456
Inventories	—	19,343	10,523	—	29,866
Deferred income taxes	56,003	—	—	—	56,003
Prepaid expenses and other current assets	—	11,106	14,130	—	25,236

Total current assets	56,003	221,173	89,482	—	366,658
Property and equipment, net	—	368,821	278,775	—	647,596
Intercompany	—	(83,539)	83,539	—	—
Net investment in and advances to subsidiaries	1,458,056	—	—	(1,458,056)	—
Goodwill	22,128	205,151	527,096	—	754,375
Other intangible assets, net	—	—	42,000	—	42,000
Other assets, net	23,675	14,338	4,082	—	42,095

Total assets	$1,559,862	$725,944	$1,024,974	$(1,458,056)	$1,852,724

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$39,295	$19,389	$—	$58,684
Salaries and benefits payable	—	17,532	7,355	—	24,887
Accrued interest payable	18,489	(1,070)	1,070	—	18,489
Medical claims payable	—	—	60,201	—	60,201
Other accrued expenses and other current liabilities	—	25,686	4,864	—	30,550
Current portion of long-term debt and capital lease obligations	4,402	2,241	5,991	(4,877)	7,757

Total current liabilities	22,891	83,684	98,870	(4,877)	200,568
Long-term debt and capital lease obligations	890,438	5,198	244,328	(242,913)	897,051
Deferred income taxes	74,883	—	—	—	74,883
Other long-term liabilities	—	36,801	—	—	36,801
Minority interest	—	26,474	—	—	26,474
Member’s equity	571,650	573,787	681,776	(1,210,266)	616,947

Total liabilities and equity	$1,559,862	$725,944	$1,024,974	$(1,458,056)	$1,852,724

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2006 (unaudited)
(in thousands)

		Subsidiary	Subsidiary Non-		Condensed
	Parent Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net revenue:
Acute care revenue	$—	$196,657	$124,189	$(2,411)	$318,435
Premium revenue	—	—	99,533	—	99,533

Total net revenue	—	196,657	223,722	(2,411)	417,968
Costs and expenses:
Salaries and benefits	—	75,470	42,786	—	118,256
Supplies	—	33,876	15,342	—	49,218
Medical claims	—	—	86,651	(2,411)	84,240
Rents and leases	—	6,552	2,281	—	8,833
Other operating expenses	—	36,781	21,800	—	58,581
Provision for bad debts	—	26,172	14,310	—	40,482
Interest expense, net	17,781	—	5,099	(5,099)	17,781
Depreciation and amortization	—	11,967	7,541	—	19,508
Management fees	1,045	(2,665)	2,665	—	1,045
Equity in earnings of affiliates	(32,654)	—	—	32,654	—

Total costs and expenses	(13,828)	188,153	198,475	25,144	397,944

Earnings before loss on sale of assets, minority interests, and income taxes	13,828	8,504	25,247	(27,555)	20,024
Loss on sale of assets, net	—	(117)	(8)	—	(125)
Minority interests	—	(972)	—	—	(972)

Earnings before income taxes	13,828	7,415	25,239	(27,555)	18,927
Income tax expense	7,504	—	—	—	7,504

Net earnings	$6,324	$7,415	$25,239	$(27,555)	$11,423

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2005 (unaudited)
(in thousands)

		Subsidiary	Subsidiary Non-		Condensed
	Parent Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net revenue:
Acute care revenue	$—	$192,972	$112,020	$(2,273)	$302,719
Premium revenue	—	—	87,538	—	87,538

Total net revenue	—	192,972	199,558	(2,273)	390,257
Costs and expenses:
Salaries and benefits	—	73,711	39,014	—	112,725
Supplies	—	35,906	13,383	—	49,289
Medical claims	—	—	77,706	(2,273)	75,433
Rents and leases	—	4,781	3,210	—	7,991
Other operating expenses	—	35,556	18,649	—	54,205
Provision for bad debts	—	19,452	11,263	—	30,715
Interest expense, net	15,685	—	3,362	(3,362)	15,685
Depreciation and amortization	—	10,230	5,750	—	15,980
Management fees	963	(2,975)	2,975	—	963
Equity in earnings of affiliates	(39,407)	—	—	39,407	—

Total costs and expenses	(22,759)	176,661	175,312	33,772	362,986

Earnings before gain (loss) on sale of assets, minority interests, and income taxes	22,759	16,311	24,246	(36,045)	27,271
Gain (loss) on sale of assets, net	—	(17)	8	—	(9)
Minority interests	—	(1,141)	—	—	(1,141)

Earnings before income taxes	22,759	15,153	24,254	(36,045)	26,121
Income tax expense	10,324	—	—	—	10,324

Net earnings	$12,435	$15,153	$24,254	$(36,045)	$15,797

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
For the Six Months Ended March 31, 2006 (unaudited)
(in thousands)

		Subsidiary	Subsidiary Non-		Condensed
	Parent Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net revenue:
Acute care revenue	$—	$378,073	$231,298	$(4,509)	$604,862
Premium revenue	—	—	192,571	—	192,571

Total net revenue	—	378,073	423,869	(4,509)	797,433
Costs and expenses:
Salaries and benefits	—	147,736	83,271	—	231,007
Supplies	—	66,159	28,769	—	94,928
Medical claims	—	—	167,938	(4,509)	163,429
Rents and leases	—	11,746	5,597	—	17,343
Other operating expenses	—	73,710	42,377	—	116,087
Provision for bad debts	—	48,885	28,616	—	77,501
Interest expense, net	34,938	—	9,750	(9,750)	34,938
Depreciation and amortization	—	23,551	14,866	—	38,417
Management fees	2,095	(5,035)	5,035	—	2,095
Equity in earnings of affiliates	(48,171)	—	—	48,171	—

Total costs and expenses	(11,138)	366,752	386,219	33,912	775,745

Earnings before loss on sale of assets, minority interests, and income taxes	11,138	11,321	37,650	(38,421)	21,688
Loss on sale of assets, net	—	(106)	(24)	—	(130)
Minority interests	—	(670)	—	—	(670)

Earnings before income taxes	11,138	10,545	37,626	(38,421)	20,888
Income tax expense	8,304	—	—	—	8,304

Net earnings	$2,834	$10,545	$37,626	$(38,421)	$12,584

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
For the Six Months Ended March 31, 2005 (unaudited)
(in thousands)

		Subsidiary	Subsidiary Non-		Condensed
	Parent Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net revenue:
Acute care revenue	$—	$372,255	$218,735	$(4,497)	$586,493
Premium revenue	—	—	173,739	—	173,739

Total net revenue	—	372,255	392,474	(4,497)	760,232
Costs and expenses:
Salaries and benefits	—	142,146	77,088	—	219,234
Supplies	—	68,103	26,552	—	94,655
Medical claims	—	—	153,265	(4,497)	148,768
Rents and leases	—	9,548	6,302	—	15,850
Other operating expenses	—	69,582	37,658	—	107,240
Provision for bad debts	—	41,711	21,259	—	62,970
Interest expense, net	32,074	—	6,668	(6,668)	32,074
Depreciation and amortization	—	21,275	11,211	—	32,486
Management fees	1,921	(5,916)	5,916	—	1,921
Equity in earnings of affiliates	(70,005)	—	—	70,005	—

Total costs and expenses	(36,010)	346,449	345,919	58,840	715,198

Earnings before loss on sale of assets, minority interests, and income taxes	36,010	25,806	46,555	(63,337)	45,034
Gain (loss) on sale of assets, net	—	(90)	8	—	(82)
Minority interests	—	(2,274)	—	—	(2,274)

Earnings before income taxes	36,010	23,442	46,563	(63,337)	42,678
Income tax expense	16,921	—	—	—	16,921

Net earnings	$19,089	$23,442	$46,563	$(63,337)	$25,757

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
IASIS Healthcare LLC
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended March 31, 2006 (unaudited)
(in thousands)

			Subsidiary
		Subsidiary	Non-		Condensed
	Parent Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net earnings	$2,834	$10,545	$37,626	$(38,421)	$12,584
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	—	23,551	14,866	—	38,417
Amortization of loan costs	1,469	—	—	—	1,469
Minority interests	—	670	—	—	670
Deferred income taxes	7,574	—	—	—	7,574
Loss on sale of assets	—	106	24	—	130
Equity in earnings of affiliates	(48,171)	—	—	48,171	—
Changes in operating assets and liabilities:
Accounts receivable	—	(12,072)	(2,355)	—	(14,427)
Inventories, prepaid expenses and other current assets	—	(6,770)	(4,711)	—	(11,481)
Accounts payable and other accrued liabilities	877	235	19,875	—	20,987

Net cash provided by (used in) operating activities	(35,417)	16,265	65,325	9,750	55,923

Cash flows from investing activities
Purchases of property and equipment	—	(24,585)	(35,647)	—	(60,232)
Change in other assets	—	(636)	(211)	—	(847)

Net cash used in investing activities	—	(25,221)	(35,858)	—	(61,079)

Cash flows from financing activities
Payment of debt and capital leases	(2,201)	(1,107)	(573)	—	(3,881)
Distribution of minority interests	—	—	(1,196)	—	(1,196)
Change in intercompany balances with affiliates, net	37,618	4,476	(32,344)	(9,750)	—
Proceeds from hospital syndications	—	(101)	4,622	—	4,521

Net cash provided by (used in) financing activities	35,417	3,268	(29,491)	(9,750)	(556)

Net decrease in cash and cash equivalents		—	(5,688)	(24)	(5,712)
Cash and cash equivalents at beginning of period	—	88,597	500	—	89,097

Cash and cash equivalents at end of period	$—	$82,909	$476	$—	$83,385

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
IASIS Healthcare LLC
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended March 31, 2005 (unaudited)
(in thousands)

			Subsidiary
		Subsidiary	Non-		Condensed
	Parent Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net earnings (loss)	$19,089	$23,442	$46,563	$(63,337)	$25,757
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	—	21,275	11,211	—	32,486
Amortization of loan costs	3,397	—	—	—	3,397
Minority interests	—	2,274	—	—	2,274
Deferred income taxes	16,148	—	—	—	16,148
(Gain) loss on sale of assets, net	—	90	(8)	—	82
Equity in earnings of affiliates	(70,005)	—	—	70,005	—
Changes in operating assets and liabilities:
Accounts receivable	—	(8,553)	(6,936)	—	(15,489)
Inventories, prepaid expenses and other current assets	—	(6,225)	(2,058)	—	(8,283)
Accounts payable and other accrued liabilities	3,692	(2,201)	2,193	—	3,684

Net cash provided by (used in) operating activities	(27,679)	30,102	50,965	6,668	60,056

Cash flows from investing activities
Purchases of property and equipment	—	(36,952)	(38,659)	—	(75,611)
Cash paid for acquisition	(410)	—	—	—	(410)
Change in other assets	—	108	(183)	—	(75)

Net cash used in investing activities	(410)	(36,844)	(38,842)	—	(76,096)

Cash flows from financing activities
Proceeds from debt borrowings	2,274	—	—	—	2,274
Payment of debt and capital leases	(5,694)	(827)	(611)	—	(7,132)
Debt financing costs incurred	(487)	—	—	—	(487)
Change in intercompany balances with affiliates, net	31,996	(14,715)	(10,613)	(6,668)	—
Distribution of minority interests	—	—	(2,354)	—	(2,354)

Net cash provided by (used in) financing activities	28,089	(15,542)	(13,578)	(6,668)	(7,699)

Net decrease in cash and cash equivalents	—	(22,284)	(1,455)	—	(23,739)
Cash and cash equivalents at beginning of period	—	97,242	1,563	—	98,805

Cash and cash equivalents at end of period	$—	$74,958	$108	$—	$75,066

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements, the notes to our unaudited consolidated financial statements and the other financial information appearing elsewhere in this report. Data for the three and six months ended March 31, 2006 and 2005 has been derived from our unaudited consolidated financial statements. References herein to “we,” “our” and “us” are to IASIS Healthcare LLC and its subsidiaries.
Forward Looking Statements
     Some of the statements we make in this report are forward-looking within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations including, but not limited to, the discussions of our operating and growth strategy (including possible acquisitions and dispositions), financing needs, projections of revenue, income or loss, capital expenditures and future operations. Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results in future periods to differ materially from those anticipated in the forward-looking statements. Those risks and uncertainties include, among others, the risks and uncertainties related to our ability to generate sufficient cash to service our existing indebtedness, our substantial level of indebtedness that could adversely affect our financial condition, our ability to retain and negotiate favorable contracts with managed care plans, changes in legislation that may significantly reduce government healthcare spending and our revenue, our hospitals’ competition for patients from other hospitals and healthcare providers, our hospitals facing a growth in bad debts resulting from increased self-pay volume and revenue, our ability to recruit and retain quality physicians, our hospitals’ competition for staffing which may increase our labor costs and reduce profitability, our failure to consistently enhance our hospitals with the most recent technological advances in diagnostic and surgical equipment that would adversely affect our ability to maintain and expand our markets, our failure to comply with extensive laws and government regulations, the outcome of (and expenses incurred in connection with) an ongoing Office of Inspector General (“OIG”) investigation, the possibility that we may become subject to federal and state investigations in the future, our ability to satisfy regulatory requirements with respect to our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, a failure of our information systems that would adversely affect our ability to properly manage our operations, an economic downturn or other material change in any one of the regions in which we operate, potential liabilities because of claims brought against our facilities, increasing insurance costs that may reduce our cash flows, the impact of certain factors, including severe weather conditions and natural disasters, on our revenue and volume trends at our hospitals, the recent hurricane activity in the regions in which we operate that may result in increased property insurance premiums and deductibles, continuing uncertainty relating to insurance claims made by us, and the total remediation costs, for The Medical Center of Southeast Texas stemming from Hurricane Rita, our ability to control costs at Health Choice, the possibility of Health Choice’s contract with the Arizona Health Care Cost Containment System (“AHCCCS”) being discontinued or experiencing materially reduced reimbursements, the possibility that Health Choice’s contract with the Centers for Medicare & Medicaid Services (“CMS”) to become a Medicare Advantage Prescription Drug (“MAPD”) Special Needs Plan (“SNP”) may result in reduced profitability, significant competition from other healthcare companies and state efforts to regulate the sale of not-for-profit hospitals that may affect our ability to acquire hospitals, difficulties with the integration of acquisitions that may disrupt our ongoing operations, difficulties with construction of our new hospital that may require unanticipated capital expenditures, the significant capital expenditures that would be involved in the construction of other new hospitals that could have an adverse effect on our liquidity, the rising costs for construction materials and labor that could have an adverse impact on the return on investment relating to our new hospital and other expansion projects, state efforts to regulate the construction or expansion of hospitals that could impair our ability to operate and expand our operations, state efforts to regulate the sale of not-for-profit hospitals that could impair our ability to acquire hospitals, our dependence on key personnel, the loss of one or more of which could have a material adverse effect on our business, potential responsibilities and costs under environmental laws that could lead to material expenditures or liability, the possibility of a decline in the fair value our reporting units that could result in a material non-cash change to earnings and those risks, uncertainties and other matters detailed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005, and in our subsequent filings with the Securities and Exchange Commission (the “SEC”).

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
Executive Overview
     We are a leading owner and operator of medium-sized acute care hospitals in high-growth urban and suburban markets. We operate our hospitals with a strong community focus by offering and developing healthcare services targeted to the needs of the markets we serve, promoting strong relationships with physicians and working with local managed care plans. At March 31, 2006, we owned or leased 14 acute care hospitals and one behavioral health hospital, with a total of 2,199 beds in service, located in five regions:
•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	Tampa-St. Petersburg, Florida;

•	three cities in the State of Texas, including San Antonio; and

•	Las Vegas, Nevada.
     We also own and operate a Medicaid managed health plan in Phoenix called Health Choice. In addition, we have ownership interests in three ambulatory surgery centers.
     Net revenue for the second quarter increased 7.1% to $418.0 million, compared with net revenue of $390.3 million for the same quarter of last year. Net earnings were $11.4 million for the quarter ended March 31, 2006, compared with net earnings of $15.8 million for the same prior-year period. Net patient revenue per adjusted admission increased 7.1% while hospital admissions and adjusted admissions decreased 2.5% and 1.7%, respectively, for the quarter ended March 31, 2006, compared with the same prior-year period.
     Net revenue for the six months ended March 31, 2006 increased 4.9% to $797.4 million, compared with net revenue of $760.2 million for the same period of last year. Net earnings were $12.6 million for the six months ended March 31, 2006, compared with net earnings of $25.8 million for the same prior-year period. Net patient revenue per adjusted admission increased 4.9% while hospital admissions and adjusted admissions decreased 2.5% and 1.7%, respectively, for the six months ended March 31, 2006, compared with the same prior-year period.
     Our operating results continue to be negatively impacted by the temporary closure of The Medical Center of Southeast Texas (“The Medical Center”) as a result of Hurricane Rita. The Medical Center comprises approximately 10.0% of our total acute care revenue. Although we reopened the hospital during the quarter ended December 31, 2005, volumes in the first quarter continued to be affected while the surrounding community and its residents attempted to recover from the aftermath of the hurricane. In addition to lost revenue, we continued to pay all hospital employees’ full wages and benefits during the period of closure and reopening phase-in and incurred other fixed operating expenses. As we phased in the reopening, beginning with the emergency room, the volume we experienced was generally higher in its mix of uninsured or self-pay patients. Despite a rebound in total admissions of The Medical Center during the quarter ended March 31, 2006, the shift in payor mix to more uninsured patients continued as employers in the community struggle with their recovery efforts. Excluding The Medical Center, hospital admissions and adjusted admissions decreased 1.8% and 0.4%, respectively, for the six months ended March 31, 2006, compared with the same prior-year period.
     While we expect to receive business interruption insurance recoveries for The Medical Center, we have no amounts accrued on our balance sheet for such recoveries, as those amounts were not determinable at March 31, 2006. We are currently working with our insurance carrier to resolve and settle claims for these losses.

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
     The following table provides the sources of our net patient revenue by payor for the three and six months ended March 31, 2006 and 2005.

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2006	2005	2006	2005
Medicare	24.5%	28.9%	24.4%	27.3%
Medicaid	14.9%	13.2%	14.4%	12.7%
Managed care	45.2%	44.0%	45.2%	44.5%
Self-pay and other	15.4%	13.9%	16.0%	15.5%

Total	100.0%	100.0%	100.0%	100.0%

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
     We have experienced an increase in net patient revenue at our hospital operations due to the introduction of new and expanded services at our hospitals. The growth in net revenue from our hospital operations has been driven primarily by an increase in outpatient services and by price increases. We continue to benefit from managed care contracting strategies and related price increases that were obtained throughout the past year. However, the consolidation of payors in certain markets may result in reduced reimbursement from managed care organizations in future periods. During the three and six months ended March 31, 2006, changes in patient and service mix have suppressed our overall acuity levels. During the three and six months ended March 31, 2006, we experienced a decline in our Medicare revenue mix coupled with an increase in Medicaid and self-pay as compared to the same prior-year period. From a service line standpoint, we experienced a decline in certain higher acuity services, including inpatient cardiovascular, orthopedic and bariatric cases, while lower acuity obstetric services increased. In addition, flu or respiratory related volumes were down for the quarter ended March 31, 2006 as compared to the same period last year. Volume was also up in our neonatal intensive care units, and the increases in outpatient services were attributable in part to volume growth in our emergency rooms, outpatient surgery in certain of our hospitals, wound care and outpatient cardiology services. While emergency room visits increased 0.4% and 5.0% for the three and six months ended March 31, 2006, we continue to experience an increase in the volume of uninsured patients through our emergency rooms. For the three and six months ended March 31, 2006, emergency room visits by uninsured patients increased 7.5% and 14.4%, respectively, over visits in the same prior-year periods.
     Net patient revenue per adjusted admission increased 7.1% and 4.9% for the three and six months ended March 31, 2006, respectively, compared with the same prior-year periods, while total hospital admissions and adjusted admissions decreased 2.5% and 1.7%, respectively, for both the three and six month periods ended March 31, 2006.
     Health Choice derives its revenue through a contract with the AHCCCS to provide specified health services to qualified Medicaid enrollees through contracts with providers. The contract requires us to provide healthcare services in exchange for fixed periodic payments and supplemental payments from the AHCCCS. Health Choice’s Medicaid enrollment has remained unchanged at approximately 112,000 enrollees at March 31, 2006 as compared to

March 31, 2005. Health Choice’s current contract expires September 30, 2006 and provides the AHCCCS with two one-year renewal options following the initial term. In the event our contract is ever discontinued, our net revenue would be reduced and our profitability would be adversely affected. Effective January 1, 2006, Health Choice became a MAPD SNP provider pursuant to a contract with CMS. The SNP allows Health Choice to offer Medicare and Part D drug benefit coverage for new and existing dual-eligible members, or those that are eligible for Medicare and Medicaid.
     In recent years legislative and regulatory changes have made a number of significant modifications to the Medicare program. The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 provided a number of potential benefits to our hospitals including, but not limited to a provision allocating $250.0 million per year for federal years 2005-2008 to pay for healthcare costs of undocumented aliens, and a provision eliminating the requirement that hospitals must obtain secondary payment information from all Medicare beneficiaries receiving reference laboratory services. The Medicare Modernization Act also decreases hospital reimbursement in a few areas, including, but not limited to, a provision denying updates to hospitals with “high-cost” direct medical education programs.
     For federal fiscal years 2006 and 2007 hospitals are to receive full market basket updates for the provision of inpatient services, but such update amounts are conditioned upon a hospital providing CMS with specific quality data relating to the quality of services provided. Hospitals that fail to provide CMS with the required data specified under the National Voluntary Hospital Reporting Initiative will receive an update equal to the market basket minus 0.4% for federal fiscal year 2006 and the market basket minus 2.0% beginning in federal fiscal year 2007. Our hospitals are currently complying with this reporting requirement. The Deficit Reduction Act of 2005, enacted on February 8, 2006, expanded the number of quality measures that will have to be reported to receive a full market basket update beginning in federal fiscal year 2007.
     CMS recently issued a notice of proposed rulemaking for federal fiscal year 2007. The proposed rule affects Medicare’s hospital inpatient prospective payment system (“PPS”) rates and policies for both inpatient acute as well as inpatient PPS exempt providers. Most of the proposed changes would become effective October 1, 2006. The rule proposes to recalibrate the diagnostic related group (“DRG”) weights using a hospital-specific relative value cost weighting methodology. In addition, the proposed rule includes updates to the base operating and capital reimbursement rates, DRG classifications, outlier payment threshold, reporting of hospital quality data for the annual hospital payment update and changes to the area wage index, among other changes. Also, the proposed rule includes a plan to further modify the inpatient PPS by incorporating severity of illness adjustments into the reimbursement system during federal fiscal year 2008, if not earlier. The proposed rule changes are expected to result in a redistribution of payments among hospitals across the county. Currently, the Company does not believe that the proposed changes for fiscal year 2007 would have a material adverse impact on our results of operations or cash flows.
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
     Growth in Bad Debts Resulting From Increased Self-Pay Volume and Revenue
     Like others in the hospital industry, we have experienced an increase in our provision for bad debts as a percentage of net revenue. This increase is due to a growth in self-pay volume and revenue resulting in large part from an increase in the number of uninsured patients utilizing our emergency rooms, along with an increase in the amount of co-payments and deductibles passed on by employers to employees. Self-pay or uninsured volume through our emergency rooms increased 14.4% for the six months ended March 31, 2006 as compared to the same prior-year periods. For the six months ended March 31, 2006, uninsured admissions as a percentage of total admissions was 4.0%. We monitor our self-pay admissions on a daily basis and continue to focus on our emergency rooms through facilities redesign, Medicaid eligibility automation and process-flow improvements. We anticipate that if we experience further growth in self-pay volume and revenue, our provision for bad debts will increase and our results of operations could be adversely affected.
     The approximate percentages of hospital receivables (prior to allowances for contractual adjustments and doubtful accounts) are summarized as follows:

	March 31,	September 30,
	2006	2005
Insured receivables	61.3%	60.2%

Uninsured receivables	38.7%	39.8%

Total	100.0%	100.0%

     The percentages in the table above are calculated using gross receivable balances for uninsured receivables as compared to receivable balances net of contractual discounts for insured receivables recorded at the time of billing. Included in insured receivables are accounts that are pending approval from Medicaid. These receivables were approximately 3.4% and 6.6% of billed hospital receivables at March 31, 2006 and September 30, 2005, respectively. Our uninsured accounts receivable mix has been negatively affected by the continuing impact of Hurricane Rita on our Port Arthur, Texas hospital where we have experienced an increase in self-pay volume and receivables reflecting the struggle of local employers in their recovery efforts.
     The approximate percentages of hospital receivables in summarized aging categories are as follows:

	March 31,	September 30,
	2006	2005
0 to 90 days	65.2%	63.1%

90 to 180 days	16.5%	18.4%

Over 180 days	18.3%	18.5%

Total	100.0%	100.0%

     Nursing Shortage
     The hospital industry continues to experience a shortage of nurses. This shortage is forecasted to continue. Like other providers in the Phoenix, Arizona region, we have experienced difficulty in retaining and recruiting nurses in that market. We have a comprehensive recruiting and retention plan for nurses that focuses on competitive salaries and benefits as well as employee satisfaction, best practices, tuition assistance, effective training programs and workplace environment. Additionally, we have expanded our relationships with colleges and universities which includes our sponsorship of nursing scholarship programs. Finally, we are recruiting qualified nurses from countries outside of the United States, including India. Contract labor expense for nursing services increased 0.5% as a percentage of acute care net revenue for both the three and six months ended March 31, 2006, respectively, as compared to the same periods in the prior year. Should we be unsuccessful in our attempts to maintain nursing coverage adequate for our present and future needs, our future operating results could be adversely affected.

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
     Volatility of Insurance Costs
     Our fiscal 2006 self-insured retention for professional and general liability coverage is $5.0 million per claim and $55.0 million in the aggregate. Additionally, the maximum coverage under our insurance policies is $75.0 million. The high cost of professional liability insurance coverage and, in some cases, the lack of availability of such insurance coverage for physicians with privileges at our hospitals, increases our risk of vicarious liability in cases where both our hospital and the uninsured or underinsured physician are named as co-defendants. Our professional liability exposure also increases when our subsidiaries employ physicians. We have recently experienced moderation in insurance costs, including favorable claims experience. Some states, including certain states in which we operate, have recently passed tort reform legislation or are considering such legislation to place limits on non-economic damages, which, in part, has resulted in improved loss experience. The results of the valuation from our independent actuary for professional and general liability losses resulted in a change in our related accrual estimates for prior periods which decreased our professional and general liability expense by $2.9 million during the three months ended March 31, 2006. For the three and six months ended March 31, 2006, our insurance expense decreased 1.8% and 1.2%, respectively, as a percentage of acute care revenue, as compared to the three and six months ended March 31, 2005. There is no assurance that continued volatility of insurance costs will not have a material adverse effect on our future operating results and cash flows.
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

Selected Operating Data
     The following table sets forth certain unaudited operating data for each of the periods presented. Prior-year data is included on a combined basis.

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2006	2005	2006	2005
Acute Care (1):
Number of acute care hospitals at end of period (2)	14	15	14	15
Beds in service at end of period	2,199	2,232	2,199	2,232
Average length of stay (days) (3)	4.69	4.49	4.60	4.42
Occupancy rates (average beds in service)	54.8%	52.7%	52.0%	49.3%
Admissions (4)	22,975	23,569	44,321	45,475
Adjusted admissions (5)	37,060	37,720	71,983	73,200
Patient days (6)	107,765	105,869	203,844	201,009
Adjusted patient days (5)	168,334	163,501	320,154	311,987
Net patient revenue per adjusted admission	$8,489	$7,927	$8,298	$7,911

Health Choice:
Medicaid covered lives	112,306	112,510	112,306	112,510
Dual-eligible lives (8)	4,565	—	4,565	—
Medical loss ratio (7)	87.1%	88.8%	87.2%	88.2%

(1)	Combined financial and operating data is presented on a same facility basis for the periods presented.

(2)	Excludes St. Luke’s Behavioral Hospital. Additionally, on April 16, 2005, the Company opened The Medical Center, its new hospital in Port Arthur, Texas. Substantially all of the operations of Mid-Jefferson Hospital, in Nederland, Texas, and Park Place Medical Center, in Port Arthur, Texas, moved to the new hospital. As a result, the Company currently operates 14 acute care hospitals.

(3)	Represents the average number of days that a patient stayed in our hospitals.

(4)	Represents the total number of patients admitted to our hospitals for stays in excess of 23 hours. Management and investors use this number as a general measure of inpatient volume.

(5)	Adjusted admissions and adjusted patient days are general measures of combined inpatient and outpatient volume. We compute adjusted admissions/patient days by multiplying admissions/patient days by gross patient revenue and then dividing that number by gross inpatient revenue.

(6)	Represents the number of days our beds were occupied by inpatients over the period.

(7)	Represents medical claims expense as a percentage of premium revenue, including claims paid to our hospitals.

(8)	Represents members eligible for Medicare and Medicaid benefits under Health Choice’s contract with the Centers for Medicare & Medicaid Services to provide coverage as a Medicare Advantage Prescription Drug Special Needs Plan.

Results of Operations Summary
     The following tables set forth, for the periods indicated, information expressed as a percentage of net revenue. Such information has been derived from our unaudited consolidated statements of operations.

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	March 31, 2006		March 31, 2005		March 31, 2006		March 31, 2005
Consolidated (in thousands):	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage

Net Revenue:
Acute care revenue	$318,435	76.2%	$302,719	77.6%	$604,862	75.9%	$586,493	77.1%
Premium revenue	99,533	23.8%	87,538	22.4%	192,571	24.1%	173,739	22.9%

Total net revenue	417,968	100.0%	390,257	100.0%	797,433	100.0%	760,232	100.0%

Costs and expenses:
Salaries and benefits	118,256	28.3%	112,725	28.9%	231,007	29.0%	219,234	28.8%
Supplies	49,218	11.8%	49,289	12.6%	94,928	11.9%	94,655	12.4%
Medical claims	84,240	20.2%	75,433	19.3%	163,429	20.5%	148,768	19.6%
Rents and leases	8,833	2.1%	7,991	2.1%	17,343	2.2%	15,850	2.1%
Other operating expenses	58,581	14.0%	54,205	13.9%	116,087	14.5%	107,240	14.1%
Provision for bad debts	40,482	9.7%	30,715	7.9%	77,501	9.7%	62,970	8.3%
Interest, net	17,781	4.3%	15,685	4.0%	34,938	4.4%	32,074	4.2%
Depreciation and amortization	19,508	4.6%	15,981	4.1%	38,417	4.8%	32,486	4.3%
Management fees	1,045	0.2%	963	0.2%	2,095	0.3%	1,921	0.3%

Total costs and expenses	397,944	95.2%	362,987	93.0%	775,745	97.3%	715,198	94.1%

Earnings before loss on sale of assets, minority interests and income taxes	20,024	4.8%	27,270	7.0%	21,688	2.7%	45,034	5.9%

Loss on sale of assets, net	(125)	—	(9)	—	(130)	—	(82)	—
Minority interests	(972)	(0.2)%	(1,141)	(0.3)%	(670)	(0.1)%	(2,274)	(0.3)%

Earnings before income taxes	18,927	4.5%	26,120	6.7%	20,888	2.6%	42,678	5.6%

Income tax expense	7,504	1.8%	10,324	2.7%	8,304	1.0%	16,921	2.2%

Net earnings	$11,423	2.7%	$15,796	4.0%	$12,584	1.6%	$25,757	3.4%

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	March 31, 2006		March 31, 2005		March 31, 2006		March 31, 2005
Acute Care (in thousands):	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage

Net Revenue:
Acute care revenue	$318,435	99.2%	$302,719	99.3%	$604,862	99.3%	$586,493	99.2%
Revenue between segments	2,411	0.8%	2,273	0.7%	4,509	0.7%	4,497	0.8%

Total net revenue (1)	320,846	100.0%	304,992	100.0%	609,371	100.0%	590,990	100.0%

Costs and expenses:
Salaries and benefits	115,080	35.9%	109,928	36.0%	224,911	36.9%	213,718	36.1%
Supplies	49,160	15.3%	49,243	16.1%	94,812	15.6%	94,558	16.0%
Rents and leases	8,560	2.7%	7,773	2.6%	16,792	2.8%	15,415	2.6%
Other operating expenses	55,287	17.2%	51,511	16.9%	109,794	18.0%	101,709	17.2%
Provision for bad debts	40,482	12.6%	30,715	10.1%	77,501	12.7%	62,970	10.7%
Interest, net	17,781	5.5%	14,007	4.6%	34,938	5.7%	32,074	5.4%
Depreciation and amortization	18,660	5.8%	16,798	5.5%	36,731	6.0%	30,885	5.3%
Management fees	1,045	0.4%	963	0.3%	2,095	0.4%	1,921	0.3%

Total costs and expenses	306,055	95.4%	280,938	92.1%	597,574	98.1%	553,250	93.6%

Earnings before loss on sale of assets and minority interests	14,791	4.6%	24,054	7.9%	11,797	1.9%	37,740	6.4%

Loss on sale of assets, net	(125)	—	(9)	—	(130)	—	(82)	—
Minority interests	(972)	(0.3)%	(1,141)	(0.4)%	(670)	(0.1)%	(2,274)	(0.4)%

Earnings before income taxes	$13,694	4.3%	$22,904	7.5%	$10,997	1.8%	$35,384	6.0%

(1)	Revenue between segments is eliminated in our consolidated results.

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	March 31, 2006		March 31, 2005		March 31, 2006		March 31, 2005
Health Choice (in thousands):	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage

Premium revenue	$99,533	100.0%	$87,538	100.0%	$192,571	100.0%	$173,739	100.0%

Costs and expenses:
Salaries and benefits	3,176	3.2%	2,797	3.2%	6,096	3.2%	5,516	3.2%
Supplies	58	0.1%	46	0.1%	116	0.1%	97	0.1%
Medical claims (1)	86,651	87.0%	77,706	88.8%	167,938	87.2%	153,265	88.2%
Rents and leases	273	0.2%	218	0.2%	551	0.3%	435	0.2%
Other operating expenses	3,294	3.3%	2,694	3.1%	6,293	3.2%	5,531	3.2%
Interest, net	—	—	—	—	—	—	—	—
Depreciation and amortization	848	0.9%	861	0.9%	1,686	0.9%	1,601	0.9%

Total costs and expenses	94,300	94.7%	84,322	96.3%	182,680	94.9%	166,445	95.8%

Earnings before income taxes	$5,233	5.3%	$3,216	3.7%	$9,891	5.1%	$7,294	4.2%

(1)	Medical claims paid to our hospitals of $2.4 million and $2.3 million for the three months ended March 31, 2006 and 2005, respectively, and $4.5 million for each of the six months ended March 31, 2006 and 2005 is eliminated in our consolidated results.

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
     Net revenue — Net revenue for the three months ended March 31, 2006 was $418.0 million, an increase of $27.7 million, or 7.1%, from $390.3 million for the same period in fiscal 2005. The increase in net revenue was due to a combination of an increase of $15.8 million in net revenue from hospital operations, which we refer to as our acute care service segment in our financial statements, and an increase of $12.0 million in net revenue from Health Choice.
     Before eliminations, net revenue from our hospital operations for the three months ended March 31, 2006 was $320.8 million, up $15.8 million, or 5.2%, from $305.0 million for the same period in fiscal 2005. The increase in net revenue from our hospital operations was attributable primarily to growth in outpatient revenue. For the three months ended March 31, 2006, approximately $2.4 million of net revenue received from Health Choice by hospitals and other healthcare entities owned by us was eliminated in consolidation as compared to approximately $2.3 million for the same period in fiscal 2005. Net patient revenue per adjusted admission increased 7.1% for the three months ended March 31, 2006, compared to the same period in fiscal 2005, due primarily to increases in pricing including increases in managed care rates. Net inpatient revenue per admission was up 2.6% as compared to the same quarter last year. Changes in patient and service mix resulted in a decline in acuity. During the quarter, we experienced a decline in our Medicare revenue mix coupled with an increase in Medicaid and self-pay as compared to the same prior-year period. From a service line standpoint, we experienced a decline in certain higher acuity services, including inpatient cardiovascular, orthopedic and bariatric cases, while lower acuity obstetric services increased. In addition, flu or respiratory related volume was down for the quarter ended March 31, 2006 as compared to the same period last year. Volume was also up in our neonatal intensive care units, and the increases in outpatient services were attributable in part to volume growth in our emergency rooms, outpatient surgery in certain of our hospitals, wound care and outpatient cardiology services.
     Net revenue from Health Choice was $99.5 million for the three months ended March 31, 2006, an increase of $12.0 million, or 13.7%, from $87.5 million for the same period in fiscal 2005. The increase in net revenue was the result of the roll-out on January 1, 2006 of the MAPD SNP at Health Choice. As of March 31, 2006, Health Choice had enrolled approximately 4,500 members in the SNP, most of whom were previously enrolled in Health Choice’s Medicaid managed health plan.
     Salaries and benefits — Salaries and benefits expense from our hospital operations for the quarter ended March 31, 2006 was $115.1 million, or 35.9% of acute care revenue, compared to $109.9 million, or 36.0%, for the quarter ended March 31, 2005. Offsetting improvements in salaries and benefits was an increase in contract labor for nursing services which increased 0.5% as a percentage of acute care revenue for the quarter ended March 31, 2006 compared to the prior-year period. We continue to experience a high level of contract labor utilization in our Arizona market as a result of a shortage of nurses.
     Medical claims — Medical claims expense before eliminations for Health Choice increased $8.9 million to $86.7 million for the quarter ended March 31, 2006 compared to $77.7 million for the quarter ended March 31, 2005. Medical claims expense as a percentage of premium revenue was 87.1% for the three months ended March 31, 2006 and 88.8% for the same period last year. Medical claims expense represents the amounts paid by Health Choice for healthcare services provided to its members. Contributing to the improvements during the current quarter in medical claims expense were improvements in pharmacy and outpatient costs.
     Other operating expenses — Other operating expenses from our hospital operations for the quarter ended March 31, 2006 were $55.3 million, or 17.2% of acute care revenue, compared to $51.5 million, or 16.9%, for the quarter ended March 31, 2005. During the current quarter, we experienced increases in legal fees, professional fees and utilities expense, offset by a decrease in professional and general liability insurance expense as a percentage of acute care revenue. During the current quarter, we incurred $2.6 million in legal fees and other expenses associated with responding to the OIG’s request for information we received in September 2005. Additionally, professional fees have increased as a result of increases in physician call coverage costs in certain markets, while utility costs have increased approximately 22% over the same period last year. Contributing to the decline in professional and general liability insurance expense was a $2.9 million reduction resulting from a change in prior-year actuarial estimates.

     Provision for bad debts — Provision for bad debts for our hospital operations for the quarter ended March 31, 2006 was $40.5 million, or 12.6% of acute care revenue, compared to $30.7 million, or 10.1%, for the quarter ended March 31, 2005. Combined charity discounts and bad debt expense increased approximately 2.2% to 14.9% of acute care net revenue during the quarter compared to the same period in the prior year. Charity discounts, which are recorded as a reduction to acute care net revenue, were $7.9 million for the current quarter compared to $8.4 million in the prior-year quarter. We continue to experience an increase in the volume of uninsured patients through our emergency rooms, which increased 7.5% for the three months ended March 31, 2006 compared to the same prior-year period. This trend of uninsured volume through our emergency rooms continues to be the main driver behind our increase in bad debts expense and charity care.
     Interest, net — The $2.1 million increase in interest expense, net of interest income, from $15.7 million for the quarter ended March 31, 2005 to $17.8 million for the same period in 2006 was due to an increase in interest rates. Borrowings under our senior secured credit facilities are subject to interest at variable rates. The weighted average interest rate of outstanding borrowings under the senior secured credit facilities was approximately 6.8% for the quarter ended March 31, 2006 compared to 4.8% for the quarter ended March 31, 2005.
     Depreciation and amortization — The $3.5 million increase in depreciation and amortization expense from $16.0 million for the quarter ended March 31, 2005 to $19.5 million for the same period in 2006 was primarily the result of incremental depreciation expense on additions to property and equipment during fiscal years 2005 and 2006, including our new hospital in Port Arthur, Texas, which opened in April 2005. These additions are the result of the implementation of our operating strategy, pursuant to which we have made substantial investments in our existing facilities.
     Income tax expense — We recorded a provision for income taxes of $7.5 million, resulting in an effective tax rate of 39.6%, for the quarter ended March 31, 2006 compared to a provision for income taxes of $10.3 million, for an effective tax rate of 39.5%, for the quarter ended March 31, 2005.
     Net earnings — Net earnings decreased from $15.8 million for the quarter ended March 31, 2005 to $11.4 million for the quarter ended March 31, 2006.

Six Months Ended March 31, 2006 Compared to Six Months Ended March 31, 2005
     Net revenue — Net revenue for the six months ended March 31, 2006 was $797.4 million, an increase of $37.2 million, or 4.9%, from $760.2 million for the same period in fiscal 2005. The increase in net revenue was due to a combination of an increase of $18.4 million in net revenue from hospital operations, which we refer to as our acute care service segment in our financial statements, and an increase of $18.8 million in net revenue from Health Choice. As previously discussed, our net revenue for the six months ended March 31, 2006 was negatively impacted by the temporary closure of The Medical Center as a result of Hurricane Rita.
     Before eliminations, net revenue from our hospital operations for the six months ended March 31, 2006 was $609.4 million, up $18.4 million, or 3.1%, from $591.0 million for the same period in fiscal 2005. For the six months ended March 31, 2006, approximately $4.5 million of net revenue received from Health Choice by hospitals and other healthcare entities owned by us was eliminated in consolidation as compared to approximately $4.5 million for the same period in fiscal 2005. Net patient revenue per adjusted admission increased 4.9% for the six months ended March 31, 2006, compared to the same period in fiscal 2005, due primarily to increases in managed care and Medicare rates. Net inpatient revenue per admission was up 0.6% as compared to the same period last year. Pricing in the six months ended March 31, 2006 was negatively affected as a result of the changes in patient mix and a decline in higher acuity inpatient services such as cardiovascular, orthopedic and bariatric cases. During the six months ended March 31, 2006, we experienced a decline in our Medicare revenue mix coupled with an increase in Medicaid and self-pay as compared to the same prior-year period.
     Net revenue from Health Choice was $192.6 million for the six months ended March 31, 2006, an increase of $18.8 million, or 10.8%, from $173.7 million for the same period in fiscal 2005. The increase in net revenue was primarily the result of the roll-out on January 1, 2006 of the MADP SNP at Health Choice. In addition, annual capitation payment rate increases of 5-6% contributed to the increase in net revenue during the six months ended March 31, 2006.
     Salaries and benefits — Salaries and benefits expense from our hospital operations for the six months ended March 31, 2006 was $224.9 million, or 36.9% of acute care revenue, compared to $213.7 million, or 36.2%, for the six months ended March 31, 2005. The majority of the 0.7% increase as a percentage of acute care revenue resulted from the temporary closure of The Medical Center and the continued payment of full wages and benefits to the hospital employees. In addition, contract labor for nursing services increased 0.5% as a percentage of acute care revenue for the six months ended March 31, 2006 compared to the prior-year period. As previously discussed, we continue to experience a high level of contract labor utilization in our Arizona market as a result of a shortage of nurses.
     Medical claims — Medical claims expense before eliminations for Health Choice increased $14.7 million to $167.9 million for the six months ended March 31, 2006 compared to $153.3 million for the six months ended March 31, 2005. Medical claims expense as a percentage of premium revenue was 87.2% for the six months ended March 31, 2006 and 88.2% for the same period last year. The improvement in medical claims expense was primarily the result of improvements in pharmacy and outpatient costs.
     Other operating expenses — Other operating expenses from our hospital operations for the six months ended March 31, 2006 were $109.8 million, or 18.0% of acute care revenue, compared to $101.7 million, or 17.2%, for the six months ended March 31, 2005. A portion of the 0.8% increase as a percentage of acute care revenue was due to the continued incurrence of fixed costs at The Medical Center during its temporary closure. In addition, during the six months ended March 31, 2006, we experienced increases in legal fees, professional fees and utilities expense, offset by a decrease in professional and general liability insurance expense as a percentage of acute care revenue. During the six months ended March 31, 2006, we incurred $4.7 million in legal fees and other expenses associated with responding to the OIG’s request for information we received in September 2005. Additionally, professional fees have increased as a result of increases in physician call coverage costs in certain markets, while utility costs have increased approximately 25% over the same period last year. Contributing to the decline in professional and general liability insurance expense was a $2.9 million reduction resulting from a change in prior-year actuarial estimates.

     Provision for bad debts — Provision for bad debts for our hospital operations for the six months ended March 31, 2006 was $77.5 million, or 12.7% of acute care revenue, compared to $63.0 million, or 10.7%, for the six months ended March 31, 2005. Combined charity discounts and bad debt expense increased approximately 2.5% to 15.6% of acute care net revenue during the six months ended March 31, 2006 compared to the same period in the prior year. Charity discounts were $17.3 million for the six months ended March 31, 2006 compared to $14.0 million for the same prior-year period. We continue to experience an increase in the volume of uninsured patients through our emergency rooms, which increased 14.4% for the six months ended March 31, 2006 compared to the same prior-year period. This trend of uninsured volume through our emergency rooms continues to be the main driver behind our increase in bad debts expense and charity care, especially at The Medical Center and other facilities that served a large number of displaced hurricane victims.
     Interest, net — The $2.8 million increase in interest expense, net of interest income, from $32.1 million for the six months ended March 31, 2005 to $34.9 million for the same period in 2006 was due to an increase in interest rates, offset by a $1.0 million decrease in the amortization of loan costs in the six months ended March 31, 2006 compared to the same prior-year period. Borrowings under our senior secured credit facilities are subject to interest at variable rates. The weighted average interest rate of outstanding borrowings under the senior secured credit facilities was approximately 6.5% for the six months ended March 31, 2006 compared to 4.5% for the six months ended March 31, 2005.
     Depreciation and amortization — The $5.9 million increase in depreciation and amortization expense from $32.5 million for the six months ended March 31, 2005 to $38.4 million for the same period in 2006 was primarily the result of incremental depreciation expense on additions to property and equipment. These additions are the result of the implementation of our operating strategy, pursuant to which we have made substantial investments in our existing facilities.
     Income tax expense — We recorded a provision for income taxes of $8.3 million, resulting in an effective tax rate of 39.8%, for the six months ended March 31, 2006 compared to a provision for income taxes of $16.9 million, for an effective tax rate of 39.6%, for the six months ended March 31, 2005.
     Net earnings — Net earnings decreased from $25.8 million for the six months ended March 31, 2005 to $12.6 million for the six months ended March 31, 2006.

Liquidity and Capital Resources
     We rely on cash generated from our internal operations as our primary source of liquidity, as well as available credit facilities, project and bank financings and the issuance of long-term debt. From time to time, we have also utilized operating lease transactions that are sometimes referred to as off-balance sheet arrangements. We expect that our future funding for working capital needs, capital expenditures, long-term debt repayments and other financing activities will continue to be provided from some or all of these sources. Each of our existing and projected sources of cash is impacted by operational and financial risks that influence the overall amount of cash generated and the capital available to us. For example, cash generated by our business operations may be impacted by, among other things, economic downturns, weather-related catastrophes and adverse industry conditions. Our future liquidity will be impacted by our ability to access capital markets which may be restricted due to our credit ratings, general market conditions and existing or future debt agreements. For a further discussion of risks that can impact our liquidity, see our risk factors beginning on page 22 of our Annual Report of Form 10-K as of September 30, 2005.
     As of March 31, 2006, we had available liquidity as follows (in millions):

Available cash	$83.4

Available capacity under our senior credit facilities	211.2

Net available liquidity at March 31, 2006	$294.6

     In addition to our available liquidity, we expect to generate positive operating cash flow in fiscal 2006. We will also utilize proceeds from our financing activities as needed.
     Our growth strategy requires significant capital expenditures during fiscal 2006 and future years. We expect our capital expenditures for fiscal 2006 to be approximately $170.0 million to $180.0 million, including the following significant expenditures:
•	approximately $62.0 to $67.0 million for the construction of our new hospital in the East Valley of Phoenix, Arizona, which we plan to open in the fourth quarter of fiscal 2007;

•	approximately $55.0 to $60.0 million for other growth and new business projects;

•	approximately $30.0 million in replacement or maintenance related projects at our hospitals; and

•	approximately $21.0 million in hardware and software related costs in connection with the implementation of our advanced clinical information system.
     At March 31, 2006, we had construction and other various projects in progress with an estimated cost to complete and equip over the next three years of approximately $201.5 million. We plan to finance our proposed capital expenditures with borrowings under our senior credit facilities, as well as with cash generated from operations, cash on hand and other capital sources that may become available.
     As of March 31, 2006, we had $417.6 million in borrowings outstanding as a term loan and had issued approximately $38.8 million in letters of credit. Additionally, we had $475.0 million aggregate principal amount of 8 3/4% senior subordinated notes due 2014 outstanding as of March 31, 2006. For a further discussion of our debt arrangements, see the section below entitled “Debt Instruments and Related Covenants.”
     Based upon our current level of operations and anticipated growth, we believe we have sufficient liquidity to meet our cash requirements over the short-term (next 12 months) and over the next three years. In evaluating the sufficiency of our liquidity for both the short-term and long-term, we considered the expected cash flow to be generated by our operations, cash on hand and the available borrowings under our senior secured credit facilities compared to our anticipated cash requirements for debt service, working capital, capital expenditures and the payment of taxes, as well as funding requirements for long-term liabilities. As a result of this evaluation, we believe that we will have sufficient liquidity for the next three years to fund the cash required for the payment of taxes and the capital expenditures required to maintain our facilities during this period of time. We are unable at this time to extend our evaluation of the sufficiency of our liquidity beyond three years. We cannot assure you, however, that our operating performance will generate sufficient cash flow from operations or that future borrowings will be available under our senior secured credit facilities, or otherwise, to enable us to grow our business, service our indebtedness, including the senior secured credit facilities and our 8 3/4% notes, or make anticipated capital expenditures. See our risk factors beginning on page 22 of our Annual Report of Form 10-K as of September 30, 2005.
     One element of our business strategy is to selectively pursue acquisitions and strategic alliances in existing and new markets. Any acquisitions or strategic alliances may result in the incurrence of, or assumption by us, of additional indebtedness. We continually assess our capital needs and may seek additional financing, including debt or equity as considered necessary to fund capital expenditures and potential acquisitions or for other corporate purposes. Our future operating performance, ability to service or refinance our 8 3/4% notes and ability to service and extend or refinance the senior secured credit facilities will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See our risk factors beginning on page 22 of our Annual Report of Form 10-K as of September 30, 2005.
Overview of Cash Flow Activities For The Six Months Ended March 31, 2006 Compared To The Six Months Ended March 31, 2005
     Our cash flows are summarized as follows (in millions):

	Six Months
	Ended March 31,
	2006	2005
Cash flow from operating activities	$55.9	$60.1
Cash flow used in investing activities	(61.1)	(76.1)
Cash flow used in financing activities	(0.6)	(7.7)
Operating Activities
     Our primary sources of liquidity are cash flow provided by our operations, available cash on hand and our revolving credit facility. At March 31, 2006, we had $155.4 million in net working capital, compared to $166.0 million at September 30, 2005. We generated cash from operating activities of $55.9 million during the six months ended March 31, 2006, compared to $60.1 million during the six months ended March 31, 2005. Net accounts receivable increased $14.4 million from $166.5 million at September 30, 2005 to $180.9 million at March 31, 2006. Excluding third-party settlement receivables, our days of net revenue outstanding at March 31, 2006 was unchanged at 54 days when compared to March 31, 2005. Cash flows from operations during the six months ended March 31, 2006 were negatively affected by the temporary closure of The Medical Center as a result of Hurricane Rita.
Investing Activities
     Investing activities used $61.1 million during the six months ended March 31, 2006.
     Capital expenditures for the six months ended March 31, 2006 were approximately $60.2 million. Significant items included the following:
•	$21.1 million for the construction of Mountain Vista Hospital, our new hospital in the East Valley area of Phoenix, Arizona;

•	$5.6 million for rebuilding efforts at The Medical Center, our hospital that suffered damages as a result of Hurricane Rita;

•	$21.7 million for various expansion and renovation projects at our hospitals; and

•	$11.8 million for our advanced clinicals and other information systems projects.

Financing Activities
     Financing activities used net cash of $0.6 million during the six months ended March 31, 2006. During the six months ended March 31, 2006, we repaid $2.2 million pursuant to the terms of our senior secured credit facilities and repaid $1.7 million in capital leases and other obligations. Sources of financing included net proceeds of an aggregate of $4.5 million received in connection with the syndication of one of our hospitals and the formation of an outpatient diagnostic catheterization laboratory joint venture.
Debt Instruments and Related Covenants
     As of March 31, 2006, we had two separate debt arrangements:
•	$675.0 million senior secured credit facilities; and

•	$475.0 million 8 3/4% senior subordinated notes due 2014.
$675.0 Million Senior Secured Credit Facilities
     Our senior secured credit facilities consist of:
•	a senior secured Tranche B term loan of $425.0 million (the “Term Facility”); and

•	a senior secured revolving credit facility of up to $250.0 million (the “Revolving Facility”), which is available for working capital and other general corporate purposes.
     Our amended and restated senior credit agreement also contains an “accordion” feature that permits us to borrow at a later date additional term loans, maturing no earlier than the Term Facility, in an aggregate amount up to $300.0 million, subject to the receipt of commitments and the satisfaction of other conditions (including compliance with the indebtedness covenant under our 8 3/4% notes). No commitments for such increase have been received at this time.
     The Term Facility has a maturity of seven years (June 22, 2011), with principal due in 24 consecutive equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the Term Facility during the first six years thereof, with the balance payable in four equal installments in year seven. Unless terminated earlier, the Revolving Facility has a maturity of six years (June 22, 2010). The senior secured credit facilities are subject to mandatory prepayment under specific circumstances, including a portion of excess cash flow, a portion of the net proceeds from an initial public offering, asset sales, debt issuances and specified casualty events, each subject to various exceptions.
     The Term Facility bears interest at a rate equal to LIBOR plus 2.25% per annum or, at our option, the base rate plus 1.25% per annum. The loans under the Revolving Facility bear interest at a rate equal to LIBOR plus a margin of 2.00% to 2.50% per annum or, at our option, the base rate plus a margin of 1.00% to 1.50% per annum, such rate in each case depending on our total leverage ratio. A commitment fee equal to 0.50% per annum times the daily average undrawn portion of the Revolving Facility accrues and is payable quarterly in arrears.
     Our amended and restated senior credit agreement provides for capital expenditure limitations and requires that we comply with various other financial ratios and tests and contains covenants limiting our ability to, among other things, incur additional indebtedness; sell or dispose of assets; make investments, loans or advances; pay certain restricted payments and dividends; or amend the terms of our 8 3/4% notes. Under our amended and restated credit agreement, we may acquire hospitals and other related businesses upon satisfaction of certain requirements, including demonstrating pro forma compliance with a maximum senior leverage ratio of 3.5 to 1, along with the maximum total leverage and minimum interest coverage ratios discussed below. Financial related covenants under our amended and restated senior credit agreement, applicable to us as of March 31, 2006, include the following ratios:

March 31,
2006
Actual Total Leverage Ratio	4.05

Maximum Total Leverage Ratio	6.00

Actual Interest Coverage Ratio	3.10

Minimum Interest Coverage Ratio	2.15
     Consolidated EBITDA is defined by the senior secured credit facilities as earnings (loss) before interest expense, income taxes, depreciation and amortization, loss on early extinguishment of debt, write-off of debt issue costs, impairment of assets held for sale, merger expenses, management fees, gain (loss) on sale of assets, minority interests and non-recurring charges and costs, such as hurricane-related expenses. Consolidated EBITDA is used as a basis for the ratios above. Failure to comply with these ratios would constitute an event of default under the new senior secured credit facilities, thereby accelerating all amounts outstanding under the Term Facility and Revolving Facility, including all accrued interest thereon, as due and payable upon demand by the lenders. In addition, the occurrence of an event of default under the new senior secured credit facilities would constitute an event of default under the indenture governing our 8 3/4% notes. Such an event would have a material adverse effect on our liquidity and financial condition.
     At March 31, 2006, $417.6 million was outstanding under the Term Facility, no amounts were outstanding under the Revolving Facility and we had $38.8 million outstanding in letters of credit. During the next twelve months, we are required to repay $4.25 million in principal under our senior secured credit facilities and $3.4 million in principal under capital leases and other obligations.
$475.0 Million 8 3/4% Senior Subordinated Notes Due 2014
     IASIS Healthcare LLC and its wholly-owned subsidiary, IASIS Capital Corporation, as issuers, have outstanding $475.0 million aggregate principal amount of 8 3/4% senior subordinated notes due 2014. Our 8 3/4% notes are general unsecured senior subordinated obligations of the issuers, are subordinated in right of payment to their existing and future senior debt, are pari passu in right of payment with any of their future senior subordinated debt and are senior in right of payment to any of their future subordinated debt. Our existing domestic subsidiaries, other than non-guarantor subsidiaries which include Health Choice and our non-wholly owned subsidiaries, are guarantors of our 8 3/4% notes. The indenture governing the notes generally provides that we may designate other subsidiaries as non-guarantors under certain circumstances. Our 8 3/4% notes are effectively subordinated to all of the issuers’ and the guarantors’ secured debt to the extent of the value of the assets securing the debt and are structurally subordinated to all liabilities and commitments (including trade payables and lease obligations) of our subsidiaries that are not guarantors of our 8 3/4% notes. Our 8 3/4% notes require semi-annual interest payments.
     As of March 31, 2006, we provided a performance guaranty in the form of a letter of credit in the amount of $20.6 million for the benefit of AHCCCS to support our obligations under the Health Choice contract to provide and pay for healthcare services. Additionally, Health Choice maintains a cash balance of $5.0 million. The amount of the performance guaranty is based in part upon the membership in the plan and the related capitation revenue paid to us.
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
Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Under SFAS 123(R), we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition method expected to be used is the prospective method. We expect to adopt SFAS 123(R) on October 1, 2006. We are currently evaluating the requirements of SFAS 123(R), as well as related guidance recently issued by the SEC. We have not yet determined the effect of adopting the new standard.
     In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 addresses the interaction between SFAS 123(R) and certain SEC rules and regulations and provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. We intend to follow the interpretive guidance set forth in SAB 107 during our adoption of SFAS 123(R).
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 requires retrospective application as the required method for reporting a change in accounting principle, unless impracticable or a pronouncement includes specific transition provisions. This statement also requires that a change in depreciation or amortization of long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material effect on our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. We have in place $675.0 million of senior secured credit facilities bearing interest at variable rates at specified margins above either the agent bank’s alternate base rate or its LIBOR rate. The senior secured credit facilities consist of the Term Facility, which is a $425.0 million, seven-year Tranche B term loan, and the Revolving Facility, which is a $250.0 million, six-year revolving credit facility. Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates on our consolidated financial position, results of operations or cash flows would not be material. As of March 31, 2006, we had variable rate debt of approximately $417.6 million. Holding other variables constant, including levels of indebtedness, a 0.125% increase in interest rates would have had an estimated impact on pre-tax earnings and cash flows for the next twelve-month period of

$522,000. We have not taken any action to cover interest rate risk and are not a party to any interest rate market risk management activities.
     The Term Facility bears interest at a rate equal to LIBOR plus 2.25% per annum or, at our option, the base rate plus 1.25% per annum, and will mature in 2011. The loans under the Revolving Facility bear interest at a rate equal to the LIBOR rate, plus a margin of 2.00% to 2.50% or, at our option, the base rate plus a margin of 1.00% to 1.50%, such rate in each case depending on our total leverage ratio. The Revolving Facility matures in 2010. No amounts were outstanding under the Revolving Facility as of March 31, 2006.
     Our 8 3/4% notes are due December 15, 2014, with interest payable semi-annually. At March 31, 2006, the fair market value of our outstanding 8 3/4% notes was $475.0 million, based upon quoted market prices as of that date.
Item 4. Controls and Procedures
     Evaluations of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2006. Based on this evaluation, the principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports.
     Changes in Internal Control Over Financial Reporting
     During the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 6. Exhibits
     (a) List of Exhibits:
4.1	Supplemental Indenture, effective as of August 1, 2005, by and among Cardiovascular Specialty Centers of Utah, LP, IASIS Healthcare LLC, IASIS Capital Corporation, the existing Subsidiary Guarantors and the Bank of New York Trust Company, N.A., as Trustee.

10.1	Joinder Agreement, effective as of August 1, 2005, by and among Cardiovascular Specialty Centers of Utah, LP and Bank of America, N.A., As Administrative Agent.

10.2	Amendment No. 13 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2005.

10.3	Amendment No. 14 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2005.

31.1	Certification of Principal Executive Officer Pursuant to Rule 15d–14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IASIS HEALTHCARE LLC

Date: May 15, 2006	By:	/s/ W. Carl Whitmer

W. Carl Whitmer, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

4.1	Supplemental Indenture, effective as of August 1, 2005, by and among Cardiovascular Specialty Centers of Utah, LP, IASIS Healthcare LLC, IASIS Capital Corporation, the existing Subsidiary Guarantors and the Bank of New York Trust Company, N.A., as Trustee.

10.1	Joinder Agreement, effective as of August 1, 2005, by and among Cardiovascular Specialty Centers of Utah, LP and Bank of America, N.A., As Administrative Agent.

10.2	Amendment No. 13 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2005.

10.3	Amendment No. 14 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2005.

31.1	Certification of Principal Executive Officer Pursuant to Rule 15d–14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.