Form 10-Q
period 2006-06-30
IASIS Healthcare LLC
filed 2006-08-14
CIK 1294632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☐                                  Accelerated filer ☐                                  Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of August 14, 2006, 100% of the registrant’s common interests outstanding (all of which are privately owned and are not traded on any public market) were owned by IASIS Healthcare Corporation, its sole member.

 i

PART 1
FINANCIAL INFORMATION
Item 1. Financial Statements
IASIS HEALTHCARE LLC
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	June 30,	September 30,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$97,063	$89,097
Accounts receivable, net	183,710	166,456
Inventories	32,572	29,866
Deferred income taxes	44,691	56,003
Prepaid expenses and other current assets	36,973	25,236

Total current assets	395,009	366,658

Property and equipment, net	686,267	647,596
Goodwill	754,795	754,375
Other intangible assets, net	39,750	42,000
Other assets, net	48,302	42,095

Total assets	$1,924,123	$1,852,724

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$61,052	$58,684
Salaries and benefits payable	29,504	24,887
Accrued interest payable	9,280	18,489
Medical claims payable	77,989	60,201
Other accrued expenses and other current liabilities	48,050	30,550
Current portion of long-term debt and capital lease obligations	7,598	7,757

Total current liabilities	233,473	200,568

Long-term debt and capital lease obligations	891,221	897,051
Deferred income taxes	80,950	74,883
Other long-term liabilities	41,381	36,801
Minority interest	31,656	26,474

Equity:
Member’s equity	645,442	616,947

Total liabilities and equity	$1,924,123	$1,852,724

     See accompanying notes.

IASIS HEALTHCARE LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Net revenue:
Acute care revenue	$314,994	$299,891	$919,855	$886,384
Premium revenue	105,969	90,088	298,541	263,827

Total net revenue	420,963	389,979	1,218,396	1,150,211

Costs and expenses:
Salaries and benefits	120,325	113,452	351,332	332,685
Supplies	48,814	46,208	143,742	140,863
Medical claims	90,141	77,409	253,570	226,177
Other operating expenses	65,762	55,315	181,850	162,556
Provision for bad debts	32,800	33,792	110,302	96,762
Rentals and leases	8,913	8,385	26,256	24,236
Interest expense, net	17,438	17,332	52,376	49,405
Depreciation and amortization	16,251	18,922	54,667	51,409
Management fees	1,047	963	3,142	2,884
Business interruption insurance recoveries	(8,320)	—	(8,320)	—

	393,171	371,778	1,168,917	1,086,977

Earnings before gain (loss) on sale of assets, minority interests and income taxes	27,792	18,201	49,479	63,234
Gain (loss) on sale of assets, net	(710)	2	(840)	(80)
Minority interests	(1,718)	(779)	(2,388)	(3,052)

Earnings before income taxes	25,364	17,424	46,251	60,102
Income tax expense	9,452	6,958	17,756	23,879

Net earnings	$15,912	$10,466	$28,495	$36,223

     See accompanying notes.

IASIS HEALTHCARE LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Nine Months	Nine Months
	Ended	Ended
	June 30, 2006	June 30, 2005
Cash flows from operating activities:
Net earnings	$28,495	$36,223
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	54,667	51,409
Amortization of loan costs	2,209	5,064
Minority interests	2,388	3,052
Deferred income taxes	16,959	22,742
Loss on sale of assets, net	840	80
Changes in operating assets and liabilities:
Accounts receivable	(17,254)	(16,776)
Inventories, prepaid expenses and other current assets	(14,441)	(8,575)
Accounts payable and other accrued liabilities	30,719	(4,449)

Net cash provided by operating activities	104,582	88,770

Cash flows from investing activities:
Purchases of property and equipment	(93,246)	(113,541)
Cash paid for acquisition	—	(617)
Change in other assets	(176)	977

Net cash used in investing activities	(93,422)	(113,181)

Cash flows from financing activities:
Payment of debt and capital leases	(5,989)	(8,993)
Proceeds from borrowings	—	2,274
Debt financing costs incurred	—	(487)
Distribution of minority interests	(1,702)	(3,129)
Proceeds from sale of hospital interests	4,497	3,897

Net cash used in financing activities	(3,194)	(6,438)

Increase (decrease) in cash and cash equivalents	7,966	(30,849)
Cash and cash equivalents at beginning of period	89,097	98,805

Cash and cash equivalents at end of period	$97,063	$67,956

Supplemental disclosure of cash flow information:
Cash paid for interest	$63,756	$54,671

Cash paid for income taxes, net	$514	$2,420

     See accompanying notes.

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
1. Organization and Basis of Presentation
     The unaudited consolidated financial statements as of and for the three and nine months ended June 30, 2006 and 2005 reflect the financial position, results of operations and cash flows of IASIS Healthcare LLC (“IASIS” or the “Company”) and all subsidiaries and entities under common control of the Company.
     IASIS owns and operates medium-sized acute care hospitals in high-growth urban and suburban markets. At June 30, 2006, the Company owned or leased 14 acute care hospitals and one behavioral health hospital, with a total of 2,199 beds in service, located in five regions:
•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	Tampa-St. Petersburg, Florida;

•	three cities in Texas, including San Antonio; and

•	Las Vegas, Nevada.
     IASIS is currently constructing Mountain Vista Medical Center, a new 172-bed hospital located in Mesa, Arizona. The Company also owns and operates a Medicaid managed health plan in Phoenix called Health Choice Arizona, Inc. (“Health Choice” or the “Plan”). In addition, the Company has ownership interests in three ambulatory surgery centers.
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
     Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no impact on the Company’s total assets, liabilities, member’s equity, net earnings or cash flows.
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
     The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company include the IASIS corporate office costs, which were $13.0 million and $10.7 million for the three months ended June 30, 2006 and 2005, respectively, and $34.0 million and $31.4 million for the nine months ended June 30, 2006 and 2005, respectively.

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
2. Recently Issued Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). SFAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Under SFAS 123(R), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition method expected to be used is the prospective method. The Company expects to adopt SFAS 123(R) on October 1, 2006. The Company is currently evaluating the requirements of SFAS 123(R), as well as related guidance recently issued by the Securities and Exchange Commission (the “SEC”). Management does not believe the adoption of the new standard will have a material effect on the Company’s financial condition or results of operations.
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
     In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of all tax positions accounted for in accordance with SFAS 109. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Earlier application is permitted in certain circumstances. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings or other appropriate components of equity for that fiscal year. The Company has not yet determined the potential financial impact of applying FIN 48.
3. Long-Term Debt and Capital Lease Obligations
     Long-term debt and capital lease obligations consist of the following (in thousands):

	June 30,	September 30,
	2006	2005
Senior secured credit facilities	$416,500	$419,688
Senior subordinated notes	475,000	475,000
Capital leases and other obligations	7,319	10,120

	898,819	904,808
Less current maturities	7,598	7,757

	$891,221	$897,051

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
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
     The senior secured credit facilities contain a number of covenants which require the Company to comply with specified financial ratios and tests, including, but not limited to, a minimum interest coverage ratio, a maximum leverage ratio and maximum capital expenditures.
     At June 30, 2006, $416.5 million was outstanding under the Term Facility and no amounts were outstanding under the Revolving Facility. The Revolving Facility includes a $75.0 million sublimit for letters of credit that may be issued. At June 30, 2006, the Company had $38.8 million in letters of credit outstanding. The weighted average interest rate of outstanding borrowings under the Term Facility was approximately 7.23% and 6.76% for the three and nine months ended June 30, 2006, respectively.
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

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
     If the Company had measured compensation cost for the stock options granted under the fair value based method prescribed by SFAS 123, net earnings would have been changed to the pro forma amounts set forth below (in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net earnings as reported	$15,912	$10,466	$28,495	$36,223
Deduct: Total stock based employee compensation determined under fair value based method for all awards, net of related tax effects	(416)	(364)	(1,096)	(847)

Pro forma net earnings	$15,496	$10,102	$27,399	$35,376

     The effect of applying SFAS 123 for providing pro forma disclosure may not be representative of the effect on reported net earnings for future years.
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
Professional, General and Workers Compensation Liability Risks
     The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment and personal injuries. To cover these types of claims, the Company maintains general liability and professional liability insurance in excess of self-insured retentions through a commercial insurance carrier in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is currently not a party to any such proceedings that, in management’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company expenses an estimate of the costs it expects to incur under the self-insured retention exposure for general and professional liability claims using historical claims data, demographic factors, severity factors, current incident logs and other external actuarial analysis. As of June 30, 2006 and September 30, 2005, the Company’s professional and general liability accrual for asserted and unasserted claims was approximately $31.3 million and $33.4 million, respectively, which is included in other long-term liabilities in the accompanying unaudited consolidated balance sheets. The valuation from the Company’s independent actuary for professional and general liability losses resulted in a change in related accrual estimates for prior periods which decreased professional and general liability expense by $2.9 million during the nine months ended June 30, 2006.
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

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
Health Choice
     Health Choice has entered into a capitated contract whereby the Plan provides healthcare services in exchange for fixed periodic and supplemental payments from the Arizona Health Care Cost Containment System (“AHCCCS”). These services are provided regardless of the actual costs incurred to provide these services. The Company receives reinsurance and other supplemental payments from AHCCCS to cover certain costs of healthcare services that exceed certain thresholds. The Company believes the capitated payments, together with reinsurance and other supplemental payments are sufficient to pay for the services Health Choice is obligated to deliver. As of June 30, 2006, the Company provided a performance guaranty in the form of a letter of credit in the amount of $20.6 million for the benefit of AHCCCS to support its obligations under the Health Choice contract to provide and pay for the healthcare services. The amount of the performance guaranty is generally based in part upon the membership in the Plan and the related capitation revenue paid to Health Choice. Additionally, Health Choice maintains a cash balance of $5.0 million.
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
Capital Expenditure Commitments
     The Company is building a new hospital and is expanding and renovating some of its existing facilities to more effectively deliver patient care and provide a greater variety of services. The Company had incurred approximately $61.4 million in uncompleted projects as of June 30, 2006, which is included in property and equipment in the accompanying unaudited consolidated balance sheet at that date. At June 30, 2006, the Company had various construction and other projects in progress with an estimated additional cost to complete and equip of approximately $198.8 million, including approximately $133.7 million for the construction of Mountain Vista Medical Center, the new hospital to be located in the East Valley area of Mesa, Arizona. The Company currently plans to open the new hospital during the third quarter of fiscal 2007.
Minimum Revenue Guarantees
     In order to recruit and retain physicians to meet community needs and to provide specialty coverage necessary for full service hospitals, the Company has committed to certain arrangements in the form of minimum revenue guarantees with various physicians. Amounts advanced under recruiting agreements are generally forgiven pro rata over a period of 24 months, after one year of completed service. Forgiveness of these advances is contingent upon the physician continuing to practice in the respective community. In the event the physician does not fulfill his or her responsibility to maintain a practice in the respective community during the contract period, the physician agrees to repay all outstanding amounts advanced during the guarantee period and to sign a promissory note, with the physician’s accounts receivable serving as collateral for the amounts owed. Certain agreements to provide specialty coverage include provisions to guarantee a minimum monthly collections base over the term of the agreement and do not require repayment.
     On January 1, 2006, the Company adopted FASB Staff Position No. FIN 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners (“FIN 45-3”). FIN 45-3 requires that a liability for the estimated fair value of minimum revenue guarantees be recorded on new agreements entered into on or after January 1, 2006 and requires disclosure of the maximum amount that could be paid on all minimum revenue guarantees. The Company records an asset for the estimated fair value of the minimum revenue guarantees and amortizes the asset from the beginning of the guarantee payment period through the end of the agreement. At June 30, 2006, the Company had liabilities

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
for the minimum revenue guarantees entered into on or after January 1, 2006 of $8.1 million. At June 30, 2006, the maximum amount of all minimum revenue guarantees that could be paid prospectively was $30.0 million.
     For recruiting agreements entered into prior to January 1, 2006, amounts advanced during the guarantee period are amortized to other operating expenses generally over the forgiveness period. As of June 30, 2006, advances under recruiting agreements executed prior to January 1, 2006 was $9.6 million, net of accumulated amortization, and are included in other assets in the Company’s unaudited consolidated balance sheet. The asset related to these recruiting agreements will continue to be amortized over the remaining forgiveness period, unless the physician does not fulfill his or her responsibility outlined in the agreement, at which point it will be pursued for collection.
Variable Interest Entities
     The Company is a party to certain contractual agreements pursuant to which it may be required to make monthly payments to the developers and managers of seven medical office buildings located on its hospital campuses through minimum rent revenue support arrangements. The Company entered into these commercial arrangements to cause developers to commence construction of medical office buildings and manage the buildings upon their completion in order to meet the need for physician office space in the communities served by its hospitals. One of the contracts commenced in 1996. The Company currently is not making payments under this contract, although it could be required to make payments in the future. The other six contracts were entered into at various times since 2003 and each have a term of seven years starting 30 days after completion of the related building construction. Three of these buildings were complete at June 30, 2006. The Company has determined that it is not the primary beneficiary under any of these contracts. The maximum annual amount the Company would pay under these contracts assuming no changes to current lease levels would be approximately $1.5 million.
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
Other
     In September 2005, IAS received a subpoena from the Office of Inspector General (“OIG”). The subpoena requests production of documents, dating back to January 1999, primarily related to contractual arrangements between certain physicians and the Company’s hospitals, including leases, medical directorships and recruitment agreements. The Company maintains a comprehensive compliance program designed to ensure that the Company maintains high standards of conduct in the operation of the Company’s business in compliance with all applicable laws. Although the Company continues to be fully committed to regulatory compliance and will cooperate diligently with governmental authorities regarding this matter, there can be no assurance as to the outcome of this matter. If this matter were to be determined unfavorably to the Company, it could have a material adverse effect on the Company’s business, financial condition and results of operations. Further, the outcome of this matter may result in significant fines, other penalties and/or adverse publicity. During the three and nine months ended June 30, 2006, the Company incurred $2.1 million and $6.9 million, respectively, in legal fees and other expenses associated with responding to the OIG’s request for information.

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
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

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS

	For the Three Months Ended June 30, 2006
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue	$314,994	$—	$—	$314,994
Premium revenue	—	105,969	—	105,969
Revenue between segments	2,538	—	(2,538)	—

Net revenue	317,532	105,969	(2,538)	420,963

Salaries and benefits	117,031	3,294	—	120,325
Supplies	48,737	77	—	48,814
Medical claims	—	92,679	(2,538)	90,141
Other operating expenses	62,365	3,397	—	65,762
Provision for bad debts	32,800	—	—	32,800
Rentals and leases	8,665	248	—	8,913
Business interruption insurance recoveries	(8,320)	—	—	(8,320)

Adjusted EBITDA(1)	56,254	6,274	—	62,528

Interest expense, net	17,438	—	—	17,438
Depreciation and amortization	15,400	851	—	16,251
Management fees	1,047	—	—	1,047

Earnings before loss on sale of assets, minority interests and income taxes	22,369	5,423	—	27,792
Loss on sale of assets, net	(710)	—	—	(710)
Minority interests	(1,718)	—	—	(1,718)

Earnings before income taxes	$19,941	$5,423	$—	$25,364

Segment assets	$1,790,877	$133,246		$1,924,123

Capital expenditures	$32,907	$107		$33,014

Goodwill	$749,038	$5,757		$754,795

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS

	For the Three Months Ended June 30, 2005
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue	$299,891	$—	$—	$299,891
Premium revenue	—	90,088	—	90,088
Revenue between segments	2,100	—	(2,100)	—

Net revenue	301,991	90,088	(2,100)	389,979

Salaries and benefits	110,612	2,840	—	113,452
Supplies	46,160	48	—	46,208
Medical claims	—	79,509	(2,100)	77,409
Other operating expenses	52,567	2,748	—	55,315
Provision for bad debts	33,792	—	—	33,792
Rentals and leases	8,167	218	—	8,385

Adjusted EBITDA(1)	50,693	4,725	—	55,418

Interest expense, net	17,332	—	—	17,332
Depreciation and amortization	18,124	798	—	18,922
Management fees	963	—	—	963

Earnings before gain on sale of assets, minority interests and income taxes	14,274	3,927	—	18,201
Gain on sale of assets, net	2	—	—	2
Minority interests	(779)	—	—	(779)

Earnings before income taxes	$13,497	$3,927	$—	$17,424

Segment assets	$1,708,573	$89,856		$1,798,429

Capital expenditures	$37,520	$410		$37,930

Goodwill	$748,618	$5,757		$754,375

(1)	Adjusted EBITDA represents net earnings before interest expense, income tax expense, depreciation and amortization, management fees, gain (loss) on sale of assets, and minority interests. Management fees represent monitoring and advisory fees paid to Texas Pacific Group (“TPG”), the Company’s majority financial sponsor, and certain other members of IASIS Investment LLC. Management routinely calculates and communicates adjusted EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within the healthcare industry to evaluate hospital performance, allocate resources and measure leverage capacity and debt service ability. In addition, the Company uses adjusted EBITDA as a measure of performance for its business segments and for incentive compensation purposes. Adjusted EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles (“GAAP”), and the items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net earnings, cash flows generated by operating, investing, or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS

	For the Nine Months Ended June 30, 2006
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue	$919,855	$—	$—	$919,855
Premium revenue	—	298,541	—	298,541
Revenue between segments	7,047	—	(7,047)	—

Net revenue	926,902	298,541	(7,047)	1,218,396

Salaries and benefits	341,941	9,391	—	351,332
Supplies	143,548	194	—	143,742
Medical claims	—	260,617	(7,047)	253,570
Other operating expenses	172,161	9,689	—	181,850
Provision for bad debts	110,302	—	—	110,302
Rentals and leases	25,457	799	—	26,256
Business interruption insurance recoveries	(8,320)	—	—	(8,320)

Adjusted EBITDA(1)	141,813	17,851	—	159,664

Interest expense, net	52,376	—	—	52,376
Depreciation and amortization	52,130	2,537	—	54,667
Management fees	3,142	—	—	3,142

Earnings before loss on sale of assets, minority interests and income taxes	34,165	15,314	—	49,479
Loss on sale of assets, net	(840)	—	—	(840)
Minority interests	(2,388)	—	—	(2,388)

Earnings before income taxes	$30,937	$15,314	$—	$46,251

Segment assets	$1,790,877	$133,246		$1,924,123

Capital expenditures	$92,968	$278		$93,246

Goodwill	$749,038	$5,757		$754,795

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS

	For the Nine Months Ended June 30, 2005
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue	$886,384	$—	$—	$886,384
Premium revenue	—	263,827	—	263,827
Revenue between segments	6,597	—	(6,597)	—

Net revenue	892,981	263,827	(6,597)	1,150,211

Salaries and benefits	324,328	8,357	—	332,685
Supplies	140,718	145	—	140,863
Medical claims	—	232,774	(6,597)	226,177
Other operating expenses	154,277	8,279	—	162,556
Provision for bad debts	96,762	—	—	96,762
Rentals and leases	23,584	652	—	24,236

Adjusted EBITDA(1)	153,312	13,620	—	166,932

Interest expense, net	49,405	—	—	49,405
Depreciation and amortization	49,010	2,399	—	51,409
Management fees	2,884	—	—	2,884

Earnings before loss on sale of assets, minority interests and income taxes	52,013	11,221	—	63,234
Loss on sale of assets, net	(80)	—	—	(80)
Minority interests	(3,052)	—	—	(3,052)

Earnings before income taxes	$48,881	$11,221	$—	$60,102

Segment assets	$1,708,573	$89,856		$1,798,429

Capital expenditures	$112,930	$611		$113,541

Goodwill	$748,618	$5,757		$754,375

(1)	Adjusted EBITDA represents net earnings before interest expense, income tax expense, depreciation and amortization, management fees, loss on sale of assets and minority interests. Management fees represent monitoring and advisory fees paid to TPG, the Company’s majority financial sponsor, and certain other members of IASIS Investment LLC. Management routinely calculates and communicates adjusted EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within the healthcare industry to evaluate hospital performance, allocate resources and measure leverage capacity and debt service ability. In addition, the Company uses adjusted EBITDA as a measure of performance for its business segments and for incentive compensation purposes. Adjusted EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net earnings, cash flows generated by operating, investing, or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
7. Impact of Hurricane Rita
     The Medical Center of Southeast Texas, the Company’s new hospital in Port Arthur, Texas, which comprises approximately 10.0% of the Company’s total acute care revenue, was damaged during Hurricane Rita in September 2005. The hospital sustained roof and water intrusion damage and was temporarily closed. The majority of services at the hospital were reinstated during a phase-in period in the first half of fiscal 2006. The Company’s operating results for the nine months ended June 30, 2006 were negatively impacted by the temporary closure of The Medical Center of Southeast Texas. In addition to lost revenue, the Company continued to pay full wages and benefits to the hospital employees during the closure and phase-in periods and incurred other fixed operating expenses. Although the hospital reopened during the quarter ended December 31, 2005, volumes remain affected while the surrounding community and its residents continue to recover from the aftermath of the hurricane.
     As reflected in the accompanying unaudited consolidated statements of operations, during the three months ended June 30, 2006, the Company recorded $8.3 million of business interruption insurance recoveries resulting from the temporary closure and disruption of operations at The Medical Center of Southeast Texas, including a receivable of $2.3 million from the insurer, which was received in July 2006. These proceeds, which are net of $4.6 million in related deductibles, represent advance payments issued during the claim settlement process. The Company is currently working with its insurer to process a final settlement for these losses; however, the timing and amount of any additional proceeds have not yet been determined.
8. Supplemental Condensed Consolidating Financial Information
     The 8 3/4% notes described in Note 3 are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s existing domestic subsidiaries, other than certain non-guarantor subsidiaries which include Health Choice and the Company’s non-wholly owned subsidiaries.
     Summarized condensed consolidating balance sheets at June 30, 2006 and September 30, 2005, condensed consolidating statements of operations for the three and nine months ended June 30, 2006 and 2005 and condensed consolidating statements of cash flows for the nine months ended June 30, 2006 and 2005 for the Company, segregating the parent company issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, are found below.
     On February 28, 2006, Southwest General Hospital, LP (“Southwest General”) sold limited partner units representing, in the aggregate, a 6.4% ownership interest in Southwest General. As a result, the Company’s ownership interest in Southwest General was reduced to 93.6%. Southwest General is included in the summarized condensed consolidating financial statements as a subsidiary non-guarantor.

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
IASIS Healthcare LLC
Condensed Consolidating Balance Sheet (unaudited)
June 30, 2006
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$96,587	$476	$—	$97,063
Accounts receivable, net	—	115,440	68,270	—	183,710
Inventories	—	21,286	11,286	—	32,572
Deferred income taxes	44,691	—	—	—	44,691
Prepaid expenses and other current assets	—	15,395	21,578	—	36,973

Total current assets	44,691	248,708	101,610	—	395,009

Property and equipment, net	—	371,480	314,787	—	686,267
Intercompany	—	(115,811)	115,811	—	—
Net investment in and advances to subsidiaries	1,464,827	—	—	(1,464,827)	—
Goodwill	22,548	205,151	527,096	—	754,795
Other intangible assets, net	—	—	39,750	—	39,750
Other assets, net	21,466	21,168	5,668	—	48,302

Total assets	$1,553,532	$730,696	$1,104,722	$(1,464,827)	$1,924,123

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$46,032	$15,020	$—	$61,052
Salaries and benefits payable	—	19,453	10,051	—	29,504
Accrued interest payable	9,280	(1,366)	1,366	—	9,280
Medical claims payable	—	—	77,989	—	77,989
Other accrued expenses and other current liabilities	—	32,842	15,208	—	48,050
Current portion of long-term debt and capital lease obligations	4,402	2,054	7,266	(6,124)	7,598

Total current liabilities	13,682	99,015	126,900	(6,124)	233,473

Long-term debt and capital lease obligations	887,250	2,859	244,188	(243,076)	891,221
Deferred income taxes	80,950	—	—	—	80,950
Other long-term liabilities	—	40,457	924	—	41,381
Minority interest	—	31,656	—	—	31,656

Member’s equity	571,650	556,709	732,710	(1,215,627)	645,442

Total liabilities and equity	$1,553,532	$730,696	$1,104,722	$(1,464,827)	$1,924,123

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

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations (unaudited)
For the Three Months Ended June 30, 2006
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue:
Acute care revenue	$—	$195,982	$121,550	$(2,538)	$314,994
Premium revenue	—	—	105,969	—	105,969

Total net revenue	—	195,982	227,519	(2,538)	420,963

Costs and expenses:
Salaries and benefits	—	77,427	42,898	—	120,325
Supplies	—	33,811	15,003	—	48,814
Medical claims	—	—	92,679	(2,538)	90,141
Other operating expenses	—	42,350	23,412	—	65,762
Provision for bad debts	—	20,856	11,944	—	32,800
Rentals and leases	—	5,880	3,033	—	8,913
Interest expense, net	17,438	—	5,280	(5,280)	17,438
Depreciation and amortization	—	9,922	6,329	—	16,251
Management fees	1,047	(2,847)	2,847	—	1,047
Business interruption insurance recoveries	—	—	(8,320)	—	(8,320)
Equity in earnings of affiliates	(38,569)	—	—	38,569	—

	(20,084)	187,399	195,105	30,751	393,171

Earnings before loss on sale of assets, minority interests and income taxes	20,084	8,583	32,414	(33,289)	27,792
Loss on sale of assets, net	—	(34)	(676)	—	(710)
Minority interests	—	(1,718)	—	—	(1,718)

Earnings before income taxes	20,084	6,831	31,738	(33,289)	25,364
Income tax expense	9,452	—	—	—	9,452

Net earnings	$10,632	$6,831	$31,738	$(33,289)	$15,912

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations (unaudited)
For the Three Months Ended June 30, 2005
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue:
Acute care revenue	$—	$185,845	$116,146	$(2,100)	$299,891
Premium revenue	—	—	90,088	—	90,088

Total net revenue	—	185,845	206,234	(2,100)	389,979

Costs and expenses:
Salaries and benefits	—	73,022	40,430	—	113,452
Supplies	—	32,857	13,351	—	46,208
Medical claims	—	—	79,509	(2,100)	77,409
Other operating expenses	—	35,695	19,620	—	55,315
Provision for bad debts	—	21,070	12,722	—	33,792
Rentals and leases	—	5,076	3,309	—	8,385
Interest expense, net	17,332	—	6,006	(6,006)	17,332
Depreciation and amortization	—	11,981	6,941	—	18,922
Management fees	963	(3,139)	3,139	—	963
Equity in earnings of affiliates	(29,003)	—	—	29,003	—

	(10,708)	176,562	185,027	20,897	371,778

Earnings before gain (loss) on sale of assets, minority interests and income taxes	10,708	9,283	21,207	(22,997)	18,201
Gain (loss) on sale of assets, net	—	(1)	3	—	2
Minority interests	—	(779)	—	—	(779)

Earnings before income taxes	10,708	8,503	21,210	(22,997)	17,424
Income tax expense	6,958	—	—	—	6,958

Net earnings	$3,750	$8,503	$21,210	$(22,997)	$10,466

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations (unaudited)
For the Nine Months Ended June 30, 2006
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue:
Acute care revenue	$—	$574,053	$352,849	$(7,047)	$919,855
Premium revenue	—	—	298,541	—	298,541

Total net revenue	—	574,053	651,390	(7,047)	1,218,396

Costs and expenses:
Salaries and benefits	—	225,163	126,169	—	351,332
Supplies	—	99,970	43,772	—	143,742
Medical claims	—	—	260,617	(7,047)	253,570
Other operating expenses	—	116,061	65,789	—	181,850
Provision for bad debts	—	69,742	40,560	—	110,302
Rentals and leases	—	17,630	8,626	—	26,256
Interest expense, net	52,376	—	15,030	(15,030)	52,376
Depreciation and amortization	—	33,472	21,195	—	54,667
Management fees	3,142	(7,882)	7,882	—	3,142
Business interruption insurance recoveries	—	—	(8,320)	—	(8,320)
Equity in earnings of affiliates	(86,739)	—	—	86,739	—

	(31,221)	554,156	581,320	64,662	1,168,917

Earnings before loss on sale of assets, minority interests and income taxes	31,221	19,897	70,070	(71,709)	49,479
Loss on sale of assets, net	—	(140)	(700)	—	(840)
Minority interests	—	(2,388)	—	—	(2,388)

Earnings before income taxes	31,221	17,369	69,370	(71,709)	46,251
Income tax expense	17,756	—	—	—	17,756

Net earnings	$13,465	$17,369	$69,370	$(71,709)	$28,495

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations (unaudited)
For the Nine Months Ended June 30, 2005
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue:
Acute care revenue	$—	$558,100	$334,881	$(6,597)	$886,384
Premium revenue	—	—	263,827	—	263,827

Total net revenue	—	558,100	598,708	(6,597)	1,150,211

Costs and expenses:
Salaries and benefits	—	215,166	117,519	—	332,685
Supplies	—	100,959	39,904	—	140,863
Medical claims	—	—	232,774	(6,597)	226,177
Other operating expenses	—	105,278	57,278	—	162,556
Provision for bad debts	—	62,781	33,981	—	96,762
Rentals and leases	—	14,625	9,611	—	24,236
Interest expense, net	49,405	—	12,674	(12,674)	49,405
Depreciation and amortization	—	33,258	18,151	—	51,409
Management fees	2,884	(9,054)	9,054	—	2,884
Equity in earnings of affiliates	(99,704)	—	—	99,704	—

	(47,415)	523,013	530,946	80,433	1,086,977

Earnings before gain (loss) on sale of assets, minority interests and income taxes	47,415	35,087	67,762	(87,030)	63,234
Gain (loss) on sale of assets, net	—	(91)	11	—	(80)
Minority interests	—	(3,052)	—	—	(3,052)

Earnings before income taxes	47,415	31,944	67,773	(87,030)	60,102
Income tax expense	23,879	—	—	—	23,879

Net earnings	$23,536	$31,944	$67,773	$(87,030)	$36,223

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
IASIS Healthcare LLC
Condensed Consolidating Statement of Cash Flows (unaudited)
For the Nine Months Ended June 30, 2006
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings	$13,465	$17,369	$69,370	$(71,709)	$28,495
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	—	33,472	21,195	—	54,667
Amortization of loan costs	2,209	—	—	—	2,209
Minority interests	—	2,388	—	—	2,388
Deferred income taxes	16,959	—	—	—	16,959
Loss on sale of assets, net	—	140	700	—	840
Equity in earnings of affiliates	(86,739)	—	—	86,739	—
Changes in operating assets and liabilities:
Accounts receivable	—	(13,313)	(3,941)	—	(17,254)
Inventories, prepaid expenses and other current assets	—	(6,229)	(8,212)	—	(14,441)
Accounts payable and other accrued liabilities	(9,209)	22,823	17,105	—	30,719

Net cash provided by (used in) operating activities	(63,315)	56,650	96,217	15,030	104,582

Cash flows from investing activities:
Purchases of property and equipment	—	(40,768)	(52,478)	—	(93,246)
Change in other assets	—	(269)	93	—	(176)

Net cash used in investing activities	—	(41,037)	(52,385)	—	(93,422)

Cash flows from financing activities:
Payment of debt and capital leases	(3,302)	(1,822)	(865)	—	(5,989)
Distribution of minority interests	—	—	(1,702)	—	(1,702)
Change in intercompany balances with affiliates, net	66,617	(5,676)	(45,911)	(15,030)	—
Proceeds from sale of hospital interests	—	(125)	4,622	—	4,497

Net cash provided by (used in) financing activities	63,315	(7,623)	(43,856)	(15,030)	(3,194)

Increase (decrease) in cash and cash equivalents	—	7,990	(24)	—	7,966
Cash and cash equivalents at beginning of period	—	88,597	500	—	89,097

Cash and cash equivalents at end of period	$—	$96,587	$476	$—	$97,063

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
IASIS Healthcare LLC
Condensed Consolidating Statement of Cash Flows (unaudited)
For the Nine Months Ended June 30, 2005
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings	$23,536	$31,944	$67,773	$(87,030)	$36,223
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	—	33,258	18,151	—	51,409
Amortization of loan costs	5,064	—	—	—	5,064
Minority interests	—	3,052	—	—	3,052
Deferred income taxes	22,742	—	—	—	22,742
Loss (gain) on sale of assets, net	—	91	(11)	—	80
Equity in earnings of affiliates	(99,704)	—	—	99,704	—
Changes in operating assets and liabilities:
Accounts receivable	—	(4,445)	(12,331)	—	(16,776)
Inventories, prepaid expenses and other current assets	—	(5,517)	(3,058)	—	(8,575)
Accounts payable and other accrued liabilities	(6,061)	2,492	(880)	—	(4,449)

Net cash provided by (used in) operating activities	(54,423)	60,875	69,644	12,674	88,770

Cash flows from investing activities:
Purchases of property and equipment	—	(51,374)	(62,167)	—	(113,541)
Cash paid for acquisition	(617)	—	—	—	(617)
Change in other assets	—	839	138	—	977

Net cash used in investing activities	(617)	(50,535)	(62,029)	—	(113,181)

Cash flows from financing activities:
Proceeds from borrowings	2,274	—	—	—	2,274
Payment of debt and capital leases	(6,804)	(1,265)	(924)	—	(8,993)
Debt financing costs incurred	(487)	—	—	—	(487)
Change in intercompany balances with affiliates, net	60,057	(39,332)	(8,051)	(12,674)	—
Distribution of minority interests	—	—	(3,129)	—	(3,129)
Proceeds from sale of hospital interests	—	—	3,897	—	3,897

Net cash provided by (used in) financing activities	55,040	(40,597)	(8,207)	(12,674)	(6,438)

Decrease in cash and cash equivalents	—	(30,257)	(592)	—	(30,849)
Cash and cash equivalents at beginning of period	—	97,463	1,342	—	98,805

Cash and cash equivalents at end of period	$—	$67,206	$750	$—	$67,956

IASIS HEALTHCARE LLC
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
9. Subsequent Events
     On July 21, 2006, the Company announced the signing of a definitive agreement to acquire Glenwood Regional Medical Center located in West Monroe, Louisiana. The purchase price for the hospital is approximately $82.5 million, subject to net working capital and other purchase price adjustments. Additionally, the Company plans to make capital expenditures on the hospital campus of approximately $30.0 million over the next four years. The Company expects the acquisition to close during the fourth calendar quarter of 2006, subject to approval of the Louisiana Attorney General, passage of a public referendum and the satisfaction of other closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements, the notes to our unaudited consolidated financial statements and the other financial information appearing elsewhere in this report. Data for the three and nine months ended June 30, 2006 and 2005 has been derived from our unaudited consolidated financial statements. References herein to “we,” “our” and “us” are to IASIS Healthcare LLC and its subsidiaries.
Forward Looking Statements
     Some of the statements we make in this report are forward-looking within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations including, but not limited to, the discussions of our operating and growth strategy (including possible acquisitions and dispositions), financing needs, projections of revenue, income or loss, capital expenditures and future operations. Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results in future periods to differ materially from those anticipated in the forward-looking statements. Those risks and uncertainties include, among others, the risks and uncertainties related to our ability to generate sufficient cash to service our existing indebtedness, our substantial level of indebtedness that could adversely affect our financial condition, our ability to retain and negotiate favorable contracts with managed care plans, changes in legislation that may significantly reduce government healthcare spending and our revenue, our hospitals’ competition for patients from other hospitals and healthcare providers, our hospitals facing a growth in bad debts resulting from increased self-pay volume and revenue, our ability to recruit and retain quality physicians, our hospitals’ competition for staffing which may increase our labor costs and reduce profitability, our failure to consistently enhance our hospitals with the most recent technological advances in diagnostic and surgical equipment that would adversely affect our ability to maintain and expand our markets, our failure to comply with extensive laws and government regulations, the outcome of (and expenses incurred in connection with) an ongoing Office of Inspector General (“OIG”) investigation, the possibility that we may become subject to federal and state investigations in the future, our ability to satisfy regulatory requirements with respect to our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, a failure of our information systems that would adversely affect our ability to properly manage our operations, an economic downturn or other material change in any one of the regions in which we operate, potential liabilities because of claims brought against our facilities, increasing insurance costs that may reduce our cash flows, the impact of certain factors, including severe weather conditions and natural disasters, on our revenue and volume trends at our hospitals, the recent hurricane activity in the regions in which we operate that may result in increased property insurance premiums and deductibles, continuing uncertainty relating to business interruption insurance claims made by us for The Medical Center of Southeast Texas stemming from Hurricane Rita, our ability to control costs at Health Choice, the possibility of Health Choice’s contract with the Arizona Health Care Cost Containment System (“AHCCCS”) being discontinued or experiencing materially reduced reimbursements, the possibility that Health Choice’s contract with the Centers for Medicare & Medicaid Services (“CMS”) to be a Medicare Advantage Prescription Drug (“MAPD”) Special Needs Plan (“SNP”) may result in reduced profitability, significant competition from other healthcare companies and state efforts to regulate the sale of not-for-profit hospitals that may affect our ability to acquire hospitals, difficulties with the integration of acquisitions that may disrupt our ongoing operations, difficulties with construction of our new hospital that may require unanticipated capital expenditures, the significant capital expenditures that would be involved in the construction of other new hospitals that could have an adverse effect on our liquidity, the rising costs for construction materials and labor that could have an adverse impact on the return on investment relating to our new hospital and other expansion projects, state efforts to regulate the construction or expansion of hospitals that could impair our ability to operate and expand our operations, our dependence on key personnel, the loss of one or more of which could have a material adverse effect on our business, potential responsibilities and costs under environmental laws that could lead to material expenditures or liability, the possibility of a decline in the fair value our reporting units that could result in a material non-cash change to earnings and those risks, uncertainties and other matters detailed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005, and in our subsequent filings with the Securities and Exchange Commission (the “SEC”).

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
Executive Overview
     We are a leading owner and operator of medium-sized acute care hospitals in high-growth urban and suburban markets. We operate our hospitals with a strong community focus by offering and developing healthcare services targeted to the needs of the markets we serve, promoting strong relationships with physicians and working with local managed care plans. At June 30, 2006, we owned or leased 14 acute care hospitals and one behavioral health hospital, with a total of 2,199 beds in service, located in five regions:
•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	Tampa-St. Petersburg, Florida;

•	three cities in Texas, including San Antonio; and

•	Las Vegas, Nevada.
     We are currently constructing Mountain Vista Medical Center, a new 172-bed hospital located in Mesa, Arizona. We also own and operate a Medicaid managed health plan in Phoenix called Health Choice. In addition, we have ownership interests in three ambulatory surgery centers.
     Net revenue for the quarter ended June 30, 2006 increased $31.0 million, or 7.9%, to $421.0 million, compared with $390.0 million for the prior year quarter. Premium revenue from Health Choice contributed $15.9 million to the total increase in net revenue. Net earnings were $15.9 million for the quarter ended June 30, 2006, compared with $10.5 million for the prior year quarter. Net patient revenue per adjusted admission increased 4.3% for the quarter ended June 30, 2006, compared with the prior year quarter. Admissions and adjusted admissions increased 1.2% and 1.0%, respectively, for the quarter ended June 30, 2006, compared with the prior year quarter.
     During the third quarter of fiscal 2006, we implemented a company-wide uninsured discount program offering discounts to all uninsured patients receiving healthcare services who do not qualify for assistance under state Medicaid, other federal or state assistance plans or charity care. Excluding the effect of the uninsured discounts, net patient revenue per adjusted admission increased 6.6% in the quarter ended June 30, 2006, compared with the prior year quarter.
     Net revenue for the nine months ended June 30, 2006 was consistent with the same prior year period at $1.2 billion. Net earnings were $28.5 million for the nine months ended June 30, 2006, compared with $36.2 million for the same prior year period. Net patient revenue per adjusted admission increased 4.7% for the nine months ended June 30, 2006, compared with the same prior year period. Admissions and adjusted admissions decreased 1.3% and 0.8%, respectively, for the nine months ended June 30, 2006, compared with the same prior year period.
     Our operating results have been negatively impacted by the temporary closure of The Medical Center of Southeast Texas as a result of Hurricane Rita. The Medical Center of Southeast Texas comprises approximately 10.0% of our total acute care revenue. Although we reopened the hospital during the quarter ended December 31, 2005, volumes remain affected while the surrounding community and its residents continue to recover from the aftermath of the hurricane. In addition to lost revenue, we continued to pay all hospital employees’ full wages and benefits during the closure and reopening phase-in periods and incurred other fixed operating expenses. As we phased in the reopening of the hospital, beginning with the emergency room, the volume we experienced was generally higher in its mix of uninsured or self-pay patients.

     During the quarter ended June 30, 2006, we recorded $8.3 million of business interruption insurance recoveries resulting from the temporary closure of and disruption of operations at The Medical Center of Southeast Texas. These proceeds, which are net of $4.6 million in related deductibles, represent advance payments issued during the claim settlement process. We are currently working with our insurer to process a final settlement for these losses; however, the timing and amount of any additional proceeds have not yet been determined. Our balance sheet at June 30, 2006 includes a receivable of $2.3 million for business interruption insurance proceeds, which was received in July 2006.
Revenue and Volume Trends
     Net revenue is comprised of acute care and premium revenue. Acute care revenue is comprised of net patient revenue and other revenue. Net patient revenue is reported net of discounts and contractual adjustments. The adjustments principally result from differences between the hospitals’ established charges and payment rates under Medicare, Medicaid and various managed care plans. The calculation of appropriate payments from the Medicare and Medicaid programs as well as terms governing agreements with other third-party payors are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount. Premium revenue consists of revenue from Health Choice, our Medicaid managed health plan, while other revenue includes medical office building rental income and other miscellaneous revenue.
     The following table provides the sources of our net patient revenue by payor for the three and nine months ended June 30, 2006 and 2005.

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Medicare	24.8%	25.8%	24.5%	26.8%
Medicaid	15.0%	13.7%	14.6%	13.0%
Managed care	45.7%	44.3%	45.4%	44.6%
Self-pay and other	14.5%	16.2%	15.5%	15.6%

Total	100.0%	100.0%	100.0%	100.0%

     A large percentage of our hospitals’ net patient revenue consists of fixed payment, discounted sources, including Medicare, Medicaid and managed care organizations. Reimbursement for Medicare and Medicaid services is often fixed regardless of the cost incurred or the level of services provided. Similarly, a greater percentage of the managed care companies we contract with have begun to reimburse providers on a fixed payment basis regardless of the costs incurred or the level of services provided. Since the implementation of Medicare Part D coverage, we have experienced a shift of traditional Medicare beneficiaries to managed Medicare, which we classify as managed care in the table above. We expect patient volumes from Medicare beneficiaries to continue this shift in coverage, while increasing over the long term due to the general aging of the population and the incentives put into place by the federal government to move more beneficiaries to Medicare managed care plans.
     We have experienced an increase in net patient revenue at our hospital operations due to the introduction of new and expanded services at our hospitals which, in part, has driven favorable pricing trends. We continue to benefit from managed care contracting strategies and related price increases that were obtained throughout the past year. However, the consolidation of payors in certain markets may result in reduced reimbursement from managed care organizations in future periods. During the three and nine months ended June 30, 2006, changes in patient and service mix have suppressed our overall acuity levels, which have had the effect of reducing, in part, the positive impact of pricing increases. During the three and nine months ended June 30, 2006, we experienced a decline in our Medicare revenue mix coupled with an increase in Medicaid as compared to the same prior year period. The decline in the self-pay revenue mix for the three and nine months ended June 30, 2006 was primarily due to the implementation of the company-wide uninsured discount program. From a service line standpoint, we experienced a decline in certain higher acuity services, including cardiovascular surgical and bariatric cases, while lower acuity obstetric services increased. We have also experienced moderate increases in volume in our neonatal intensive care units and inpatient psychiatric units, which are considered higher margin service lines that generally experience more favorable reimbursement rates. While emergency room visits increased 2.8% and 4.2% for the three and nine months ended June 30, 2006, respectively, we continue to experience increases in the volume of uninsured patients through our emergency rooms, although at levels which have recently moderated. For the three and nine months ended June 30, 2006, emergency room visits by uninsured patients increased 1.4% and 9.7%, respectively, over visits in the same prior year periods.
     During the third quarter of fiscal 2006, we implemented a company-wide uninsured discount program which resulted in $6.8 million of discounts being provided to uninsured patients. Excluding the impact of the uninsured discounts, net patient revenue per adjusted admission increased 6.6% for the three months ended June 30, 2006, compared with the prior year quarter. For the three months ended June 30, 2006, admissions and adjusted admissions increased 1.2% and 1.0%, respectively, compared with the prior year quarter. Admissions and adjusted admissions decreased 1.3% and 0.8%, respectively, for the nine month period ended June 30, 2006, compared to the same prior year period.
     Health Choice derives its revenue through a contract with the AHCCCS to provide specified health services to qualified Medicaid enrollees through contracts with providers. The contract requires us to provide healthcare services in exchange for fixed periodic payments and supplemental payments from the AHCCCS. Health Choice’s Medicaid enrollment increased to over 115,000 enrollees at June 30, 2006. Health Choice’s current contract, which includes two one-year renewal options, expires September 30, 2006. In the event our contract is ever discontinued, our net revenue, net earnings and cash flows would be adversely affected. Effective January 1, 2006, Health Choice became a MAPD SNP provider pursuant to a contract with CMS. The SNP allows Health Choice to offer Medicare and Part D drug benefit coverage for new and existing dual-eligible members, or those that are eligible for Medicare and Medicaid. Premium revenue growth at Health Choice for the three and nine months ended June 30, 2006 has been primarily attributable to the implementation of the MAPD SNP.
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
     For federal fiscal years 2006 and 2007, hospitals are to receive full market basket updates for the provision of inpatient services, but such update amounts are conditioned upon a hospital providing CMS with specific quality data relating to the quality of services provided. Hospitals that fail to provide CMS with the required data specified under the National Voluntary Hospital Reporting Initiative will receive an update equal to the market basket minus 0.4% for federal fiscal year 2006 and the market basket minus 2.0% beginning in federal fiscal year 2007. Our hospitals are currently complying with this reporting requirement. The Deficit Reduction Act of 2005 (“DRA”), enacted on February 8, 2006, expanded the number of quality measures that will have to be reported to receive a full market basket update beginning in federal fiscal year 2007.
     CMS recently issued a final rule regarding the inpatient prospective payment system (“PPS”) for federal fiscal year 2007. The rule affects inpatient PPS rates and policies for both inpatient acute as well as inpatient PPS exempt providers. The final rule recalibrates the diagnostic related group (“DRG”) weights using a hospital-specific relative value cost weighting methodology. CMS will phase in these changes over a three year period beginning October 1, 2006. Among other changes, the rule includes updates to the base operating and capital reimbursement rates, DRG classifications, outlier payment threshold, reporting of hospital quality data for the annual hospital payment update and changes to the area wage index. Also, the rule modifies the inpatient PPS by incorporating severity of illness adjustments into the reimbursement system during federal fiscal year 2007, with additional changes to follow in federal fiscal year 2008. The changes are expected to result in a redistribution of payments among hospitals across the country. Currently, we do not believe that these changes will have a material adverse impact on our results of operations or cash flows.
     On August 8, 2006, CMS issued a proposed rule that would update the hospital outpatient PPS for calendar year 2007, update the ambulatory surgery center (“ASC”) payment system for calendar year 2007, and continue to implement the requirements of the DRA regarding reporting of quality measures by hospitals. In addition, the rule proposes a new payment system for ASCs that would be effective January 1, 2008. Under the proposed system, Medicare will allow payment to an ASC for any surgical procedure performed at an ASC, except those surgical procedures that Medicare determines are not payable under the ASC benefit. The proposed rule would use ambulatory payment classification groups and assign relative payment weights to the groups, based on the payment groups and relative payment weights used under the hospital outpatient PPS for similar surgical procedures. These payment weights would be multiplied by a conversion factor to calculate the ASC payment rates. The proposed system would continue the current policy of packaging into the ASC facility payment all direct and indirect costs incurred by an ASC to perform a surgical procedure. Currently, the Company does not believe that these proposed changes would have a material adverse impact on our results of operations or cash flows.
Other Trends
     The following paragraphs discuss recent trends that we believe are significant factors in our current and future operating results and cash flows. Certain of these trends apply to the entire acute care hospital industry while others may apply to us more specifically. These trends could be short-term in nature or could require long-term attention and resources. While these trends may involve certain factors that are outside of our control, the extent to which these trends affect our hospitals and our ability to manage the impact of these trends play a vital role in our current and future success. In many cases, we are unable to predict what impact, if any, these trends will have on us.
     Growth in Bad Debts Resulting From Increased Self-Pay Volume and Revenue
     Like others in the hospital industry, we have experienced increases in self-pay volume that have caused our provision for bad debts to increase. These increases are primarily due to growth in the number of uninsured patients utilizing our emergency rooms, along with an increase in the amount of co-payments and deductibles passed on by employers to employees. Self-pay or uninsured volume through our emergency rooms increased 9.7% for the nine months ended June 30, 2006 as compared to the same prior year period. For the nine months ended June 30, 2006, uninsured admissions as a percentage of total admissions was 4.4%. We monitor our self-pay admissions on a daily basis and continue to focus on our emergency rooms through redesigning certain facilities, Medicaid eligibility automation and process-flow improvements. We anticipate that if we experience further growth in self-pay volume and revenue, our provision for bad debts will increase and our results of operations could be adversely affected.
     The approximate percentages of hospital receivables (prior to allowances for contractual adjustments and doubtful accounts) are summarized as follows:

	June 30,	September 30,
	2006	2005
Insured receivables	61.2%	60.2%

Uninsured receivables	38.8%	39.8%

Total	100.0%	100.0%

     The percentages in the table above are calculated using gross receivable balances for uninsured receivables with service dates prior to implementation of our uninsured discount program. Uninsured receivables with service dates after implementation of the uninsured discount program are net of such discounts, while insured receivables are net of contractual discounts recorded at the time of billing. Included in insured receivables are accounts that are pending approval from Medicaid. These receivables were approximately 3.7% and 6.6% of billed hospital receivables at June 30, 2006 and September 30, 2005, respectively.

     The approximate percentages of hospital receivables in summarized aging categories are as follows:

	June 30,	September 30,
	2006	2005
0 to 90 days	64.2%	63.1%

91 to 180 days	18.3%	18.4%

Over 180 days	17.5%	18.5%

Total	100.0%	100.0%

     Nursing Shortage
     The hospital industry continues to experience a shortage of nurses, which is forecasted to continue. While we have experienced difficulty in retaining and recruiting nurses in the Phoenix, Arizona market, similar to other providers in the region, we have experienced slight improvement in our nursing contract labor during the three months ended June 30, 2006. We believe this improvement is a result of our comprehensive recruiting and retention plan for nurses that focuses on competitive salaries and benefits as well as employee satisfaction, best practices, tuition assistance, effective training programs and workplace environment. Additionally, we have expanded our relationships with colleges and universities, which includes our sponsorship of nursing scholarship programs. Finally, we are continuing to recruit qualified nurses from countries outside of the United States, including India. Contract labor expense for nursing services decreased 0.1% as a percentage of acute care revenue for the three months ended June 30, 2006 and increased 0.3% as a percentage of acute care revenue for the nine months ended June 30, 2006, as compared to the same prior year periods. Identifiable improvements in the Phoenix market, as well as our Nevada market, have been somewhat mitigated by increasing challenges that continue to face the industry. Should we be unsuccessful in our attempts to maintain nursing coverage adequate for our present and future needs, our future operating results could be adversely affected.
     Decreased Federal and State Funding for Medicaid Programs
     Some of the states in which we operate have experienced budget constraints as a result of increased costs and lower than expected tax collections. Health and human services programs, including Medicaid and similar programs, represent a significant portion of state spending. As a response to these budgetary concerns, some states have proposed and other states may propose decreased funding for these programs or other structural changes. The fiscal year 2006 budget approved by Congress contemplates an approximately $10.0 billion reduction in federal Medicaid funding over five years. If funding decreases are approved by the states in which we operate, our operating results and cash flows could be adversely affected.
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
     Volatility of Insurance Costs
     Our fiscal 2006 self-insured retention for professional and general liability coverage is $5.0 million per claim and $55.0 million in the aggregate. Additionally, the maximum coverage under our insurance policies is $75.0 million. The high cost of professional liability insurance coverage and, in some cases, the lack of availability of such insurance coverage for physicians with privileges at our hospitals increases our risk of vicarious liability in cases in which both our hospital and the uninsured or underinsured physician are named as co-defendants. Our professional liability exposure also increases when our subsidiaries employ physicians. We have recently experienced moderation in insurance costs, including favorable claims experience. Some states, including certain states in which we operate, have recently passed tort reform legislation or are considering such legislation to place limits on non-economic damages, which, in part, has resulted in improved loss experience. The valuation from our independent actuary for professional and general liability losses resulted in a change in our related accrual estimates for prior periods which decreased our professional and general liability expense by $2.9 million during the nine months ended June 30, 2006. For the three and nine months ended June 30, 2006, our insurance expense decreased 0.3% and 1.0%, respectively, as a percentage of acute care revenue, as compared to the three and nine months ended June 30, 2005. There is no assurance that continued volatility of insurance costs will not have a material adverse effect on our future operating results and cash flows.
Critical Accounting Policies and Estimates
     A summary of significant accounting policies is disclosed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2005. Our critical accounting policies are further described under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended September 30, 2005. There have been no changes to our critical accounting policies or the application of those policies since September 30, 2005.
Selected Operating Data
     The following table sets forth certain unaudited operating data for each of the periods presented. Prior year data is included on a combined basis.

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Acute Care (1):
Number of acute care hospitals at end of period (2)	14	14	14	14
Beds in service at end of period	2,199	2,225	2,199	2,225
Average length of stay (days) (3)	4.57	4.45	4.59	4.43
Occupancy rates (average beds in service)	50.9%	48.4%	51.6%	49.0%
Admissions (4)	22,275	22,005	66,596	67,480
Adjusted admissions (5)	36,692	36,314	108,675	109,514
Patient days (6)	101,769	98,023	305,613	299,032
Adjusted patient days (5)	161,680	155,926	481,835	467,913
Net patient revenue per adjusted admission	$8,488	$8,135	$8,362	$7,985

Health Choice:
Medicaid covered lives	111,543	112,510	111,543	112,510
Dual-eligible lives (7)	4,222	—	4,222	—
Medical loss ratio (8)	87.5%	88.2%	87.3%	88.2%

(1)	Combined financial and operating data is presented on a same facility basis for the periods presented.

(2)	Excludes St. Luke’s Behavioral Hospital.

(3)	Represents the average number of days that a patient stayed in our hospitals.

(4)	Represents the total number of patients admitted to our hospitals for stays in excess of 23 hours. Management and investors use this number as a general measure of inpatient volume.

(5)	Adjusted admissions and adjusted patient days are general measures of combined inpatient and outpatient volume. We compute adjusted admissions/patient days by multiplying admissions/patient days by gross patient revenue and then dividing that number by gross inpatient revenue.

(6)	Represents the number of days our beds were occupied by inpatients over the period.

(7)	Represents members eligible for Medicare and Medicaid benefits under Health Choice’s contract with CMS to provide coverage as a MAPD SNP.

(8)	Represents medical claims expense as a percentage of premium revenue, including claims paid to our hospitals.

Results of Operations Summary
     The following tables set forth, for the periods indicated, information expressed as a percentage of net revenue. Such information has been derived from our unaudited consolidated statements of operations.

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
Consolidated (in thousands):	June 30, 2006		June 30, 2005		June 30, 2006		June 30, 2005
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage

Net revenue:
Acute care revenue	$314,994	74.8%	$299,891	76.9%	$919,855	75.5%	$886,384	77.1%
Premium revenue	105,969	25.2%	90,088	23.1%	298,541	24.5%	263,827	22.9%

Total net revenue	420,963	100.0%	389,979	100.0%	1,218,396	100.0%	1,150,211	100.0%

Costs and expenses:
Salaries and benefits	120,325	28.6%	113,452	29.1%	351,332	28.8%	332,685	28.9%
Supplies	48,814	11.6%	46,208	11.8%	143,742	11.8%	140,863	12.2%
Medical claims	90,141	21.4%	77,409	19.8%	253,570	20.8%	226,177	19.7%
Other operating expenses	65,762	15.6%	55,315	14.2%	181,850	14.9%	162,556	14.1%
Provision for bad debts	32,800	7.8%	33,792	8.7%	110,302	9.1%	96,762	8.4%
Rentals and leases	8,913	2.1%	8,385	2.2%	26,256	2.2%	24,236	2.1%
Interest expense, net	17,438	4.1%	17,332	4.4%	52,376	4.3%	49,405	4.3%
Depreciation and amortization	16,251	3.9%	18,922	4.9%	54,667	4.5%	51,409	4.5%
Management fees	1,047	0.3%	963	0.2%	3,142	0.2%	2,884	0.3%
Business interruption insurance recoveries	(8,320)	(2.0)%	—	—	(8,320)	(0.7)%	—	—

	393,171	93.4%	371,778	95.3%	1,168,917	95.9%	1,086,977	94.5%

Earnings before gain (loss) on sale of assets, minority interests and income taxes	27,792	6.6%	18,201	4.7%	49,479	4.1%	63,234	5.5%

Gain (loss) on sale of assets, net	(710)	(0.2)%	2	—	(840)	(0.1)%	(80)	—
Minority interests	(1,718)	(0.4)%	(779)	(0.2)%	(2,388)	(0.2)%	(3,052)	(0.3)%

Earnings before income taxes	25,364	6.0%	17,424	4.5%	46,251	3.8%	60,102	5.2%

Income tax expense	9,452	2.2%	6,958	1.8%	17,756	1.5%	23,879	2.1%

Net earnings	$15,912	3.8%	$10,466	2.7%	$28,495	2.3%	$36,223	3.1%

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
Acute Care (in thousands):	June 30, 2006		June 30, 2005		June 30, 2006		June 30, 2005
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage

Net revenue:
Acute care revenue	$314,994	99.2%	$299,891	99.3%	$919,855	99.2%	$886,384	99.3%
Revenue between segments (1)	2,538	0.8%	2,100	0.7%	7,047	0.8%	6,597	0.7%

Total net revenue	317,532	100.0%	301,991	100.0%	926,902	100.0%	892,981	100.0%

Costs and expenses:
Salaries and benefits	117,031	36.9%	110,612	36.6%	341,941	36.9%	324,328	36.3%
Supplies	48,737	15.3%	46,160	15.3%	143,548	15.5%	140,718	15.8%
Other operating expenses	62,365	19.6%	52,567	17.4%	172,161	18.6%	154,277	17.3%
Provision for bad debts	32,800	10.3%	33,792	11.2%	110,302	11.9%	96,762	10.8%
Rentals and leases	8,665	2.7%	8,167	2.7%	25,457	2.7%	23,584	2.6%
Interest expense, net	17,438	5.6%	17,332	5.7%	52,376	5.7%	49,405	5.5%
Depreciation and amortization	15,400	4.9%	18,124	6.1%	52,130	5.6%	49,010	5.6%
Management fees	1,047	0.3%	963	0.3%	3,142	0.3%	2,884	0.3%
Business interruption insurance recoveries	(8,320)	(2.6)%	—	—	(8,320)	(0.9)%	—	—

	295,163	93.0%	287,717	95.3%	892,737	96.3%	840,968	94.2%

Earnings before gain (loss) on sale of assets and minority interests	22,369	7.0%	14,274	4.7%	34,165	3.7%	52,013	5.8%

Gain (loss) on sale of assets, net	(710)	(0.2)%	2	—	(840)	(0.1)%	(80)	—
Minority interests	(1,718)	(0.5)%	(779)	(0.2)%	(2,388)	(0.3)%	(3,052)	(0.3)%

Earnings before income taxes	$19,941	6.3%	$13,497	4.5%	$30,937	3.3%	$48,881	5.5%

(1)	Revenue between segments is eliminated in our consolidated results.

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
Health Choice (in thousands):	June 30, 2006		June 30, 2005		June 30, 2006		June 30, 2005
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage

Premium revenue	$105,969	100.0%	$90,088	100.0%	$298,541	100.0%	$263,827	100.0%

Costs and expenses:
Salaries and benefits	3,294	3.1%	2,840	3.1%	9,391	3.1%	8,357	3.2%
Supplies	77	0.1%	48	0.1%	194	0.1%	145	0.1%
Medical claims (1)	92,679	87.5%	79,509	88.2%	260,617	87.3%	232,774	88.2%
Other operating expenses	3,397	3.2%	2,748	3.1%	9,689	3.2%	8,279	3.1%
Rentals and leases	248	0.2%	218	0.2%	799	0.3%	652	0.2%
Depreciation and amortization	851	0.8%	798	0.9%	2,537	0.9%	2,399	0.9%

	100,546	94.9%	86,161	95.6%	283,227	94.9%	252,606	95.7%

Earnings before income taxes	$5,423	5.1%	$3,927	4.4%	$15,314	5.1%	$11,221	4.3%

(1)	Medical claims paid to our hospitals of $2.5 million and $2.1 million for the three months ended June 30, 2006 and 2005, respectively, and $7.0 million and $6.6 million for the nine months ended June 30, 2006 and 2005, respectively, is eliminated in our consolidated results.

Supplemental Non-GAAP Disclosures
The results of operations for the quarter ended June 30, 2006, adjusted for the impact of the company-wide uninsured discount program, are as follows:

	Operating Measures Adjusted for Comparative Analysis (Unaudited)
	(in thousands, except for statistical measures)

	Three Months Ended June 30, 2006
			Non-GAAP
	GAAP	Uninsured	Adjusted	GAAP %		Non-GAAP %
	Amounts	Discounts (2)	Amounts (3)	of Revenues		of Revenues (3)
				2006	2005	2006
Acute Care Segment:

Net revenue(1)	$317,532	$6,773	$324,305	100.0%	100.0%	100.0%

Salaries and benefits	117,031	—	117,031	36.9	36.6	36.1
Supplies	48,737	—	48,737	15.3	15.3	15.0
Other operating expenses	62,365	—	62,365	19.6	17.4	19.2
Provision for bad debts	32,800	6,773	39,573	10.3	11.2	12.2
Rentals and leases	8,665	—	8,665	2.7	2.7	2.7

Net patient revenue per adjusted admission	$8,488	$184	$8,672
Percent change from prior year	4.3%		6.6%

(1)	Acute care revenue represents total net revenue of the segment prior to the elimination of revenue between segments.

(2)	Includes the impact of discounts provided to uninsured patients for the period. During the third quarter of fiscal 2006, we implemented a company-wide uninsured discount program offering discounts to all uninsured patients receiving healthcare services who do not qualify for assistance under state Medicaid, other federal or state assistance plans or charity care. In the acute care segment, we recorded $6.8 million of uninsured discounts during the third quarter of 2006.

(3)	Acute care revenue, the provision for bad debts and certain operating expense categories as a percentage of acute care revenue have been adjusted to present certain financial measures on a basis comparative with prior periods (non-GAAP financial measures). Management believes these non-GAAP financial measures are useful to investors for the purpose of providing disclosures of our results of operations consistent with those used by management. While management believes these non-GAAP financial measures provide useful information for period-to-period comparisons, investors are encouraged to use GAAP measures when evaluating financial performance or liquidity.

For the Quarters Ended June 30, 2006 and 2005
     Net revenue - Net revenue for the quarter ended June 30, 2006 was $421.0 million, an increase of $31.0 million or 7.9%, compared to $390.0 million in the prior year quarter. The increase in net revenue was due to a combination of an increase of $15.1 million in net revenue from hospital operations, which we refer to as our acute care segment in our financial statements, and an increase of $15.9 million in net revenue from Health Choice.
     Our company-wide uninsured discount program, which became effective during the third quarter of fiscal 2006, resulted in $6.8 million in discounts being provided to uninsured patients. The discounts to the uninsured had the effect of reducing acute care revenue and the provision for bad debts by generally corresponding amounts. The reduction of acute care revenue resulted in an increase in expenses as a percentage of acute care revenue, other than the provision for bad debts, compared to what they would have been if the uninsured discount program had not been implemented.
     Before eliminations, net revenue from our hospital operations for the quarter ended June 30, 2006 was $317.5 million, an increase of $15.5 million or 5.1%, compared to $302.0 million in the prior year quarter. Excluding the impact of the $6.8 million in uninsured discounts, net revenue from our hospital operations increased 7.4% over the prior year quarter. The increase in net revenue from our hospital operations was attributable primarily to inpatient volume growth and continued favorable pricing trends. For the quarter ended June 30, 2006, hospitals and other healthcare entities owned by us received approximately $2.5 million of net revenue from Health Choice, compared with $2.1 million for the prior year quarter. This net revenue was eliminated in our consolidated results.
     Net patient revenue per adjusted admission increased 4.3% for the quarter ended June 30, 2006, compared to the prior year quarter. Excluding the impact of uninsured discounts, net patient revenue per adjusted admission increased 6.6% over the prior year quarter. Favorable increases in pricing were offset, in part, by changes in patient and service mix which resulted in a decline in acuity. During the quarter ended June 30, 2006, we experienced a decline in our Medicare revenue mix coupled with an increase in Medicaid as compared to the prior year quarter. From a service line standpoint, we experienced a decline in certain higher acuity services, including cardiovascular surgical and bariatric cases, while lower acuity obstetric services increased. We have also experienced moderate increases in our neonatal intensive care units and inpatient psychiatric units, which are considered higher margin service lines that generally experience more favorable reimbursement rates.
     Net revenue from Health Choice was $106.0 million for the quarter ended June 30, 2006, an increase of $15.9 million or 17.6%, compared to $90.1 million in the prior year quarter. The increase in net revenue was the result of the roll-out on January 1, 2006 of the MAPD SNP at Health Choice. As of June 30, 2006, Health Choice had enrolled approximately 4,200 members in the SNP, most of whom were previously enrolled in Health Choice’s Medicaid managed health plan.
     Salaries and benefits - Salaries and benefits expense from our hospital operations for the quarter ended June 30, 2006 was $117.0 million, or 36.9% of acute care revenue, compared to $110.6 million, or 36.6% of acute care revenue in the prior year quarter. Excluding the impact of the uninsured discounts, salaries and benefits as a percentage of acute care revenue would have been 36.1% for the quarter ended June 30, 2006. We have experienced a decline in our employee benefits costs as a percentage of acute care revenue, primarily driven by the continuance of favorable trends in employee health costs. Additionally, contract labor decreased 0.1% as a percentage of acute care revenue for the quarter ended June 30, 2006, compared to the prior year quarter, driven primarily by a reduction in agency nursing utilization. While we continue to experience challenges in our hospital operations related to contract labor utilization across all of our markets, our Arizona and Nevada markets have seen recent improvements in reliance on contract nursing.
     Supplies - Supplies expense from our hospital operations was $48.7 million, or 15.3% of acute care revenue, for the three months ended June 30, 2006. Excluding the impact of the uninsured discounts, supplies expense would have been 15.0% of acute care revenue for the three months ended June 30, 2006, compared to 15.3% of acute care revenue in the prior year quarter. The decrease in supply cost as a percentage of acute care revenue was primarily driven by the improvement in the mix of implant costs to total supplies which is reflective of our decrease in acuity levels during the quarter.
     Medical claims - Medical claims expense before eliminations for Health Choice increased $13.2 million to $92.7 million for the quarter ended June 30, 2006, compared to $79.5 million in the prior year quarter. Medical claims expense as a percentage of premium revenue was 87.5% for the quarter ended June 30, 2006, compared to 88.2% in the prior year quarter. Medical claims expense represents the amounts paid by Health Choice for healthcare services provided to its members. Contributing to the improvements during the current quarter in medical claims expense were improvements in pharmacy and dental costs in the Medicaid business. Additionally, the medical claims expense ratio under the SNP is currently more favorable than the traditional Medicaid business.
     Other operating expenses - Other operating expenses from our hospital operations for the quarter ended June 30, 2006 were $62.4 million, or 19.6% of acute care revenue, compared to $52.6 million, or 17.4% of acute care revenue in the prior year quarter. Excluding the impact of uninsured discounts, other operating expenses as percentage of acute care revenue would have been 19.2% for the three months ended June 30, 2006. During the quarter ended June 30, 2006, we experienced increases in legal fees, professional fees and physician recruiting cost as a percentage of acute care revenue. We incurred $2.1 million in legal fees and other expenses associated with responding to the OIG’s request for information we received in September 2005. Additionally, professional fees continue to rise as a result of increases in physician call and anesthesia coverage costs in certain markets.
     Provision for bad debts - Provision for bad debts for our hospital operations for the quarter ended June 30, 2006 was $32.8 million, or 10.3% of acute care revenue, compared to $33.8 million, or 11.2% of acute care revenue in the prior year quarter. Excluding the impact of uninsured discounts, bad debts as a percentage of acute care revenue would have been 12.2% for the three months ended June 30, 2006. Charity discounts, which are recorded as a reduction to acute care revenue, were $9.7 million for the quarter ended June 30, 2006, compared to $6.0 million in the prior year quarter. The volume of uninsured patients through our emergency rooms increased 1.4% for the quarter ended June 30, 2006, compared to the prior year quarter. Although this increase has moderated from previous fiscal quarters, the trend of uninsured volume through our emergency rooms continues to be the main driver behind the increase in our provision for bed debts and charity care.
     Interest expense, net - Interest expense, net of interest income, for the quarter ended June 30, 2006 was $17.4 million, compared to $17.3 million for the prior year quarter. Borrowings under our senior secured credit facilities are subject to interest at variable rates. The weighted average interest rate of outstanding borrowings under the senior secured credit facilities was approximately 7.2% for the quarter ended June 30, 2006, compared to 5.4% for the prior year quarter.
     Depreciation and amortization - Depreciation and amortization expense for the quarter ended June 30, 2006 was $16.3 million, compared to $18.9 million for the prior year quarter. The decrease of $2.6 million was primarily the result of certain equipment becoming fully depreciated at the end of the second quarter of fiscal 2006.
     Income tax expense - We recorded a provision for income taxes of $9.5 million, resulting in an effective tax rate of 37.3%, for the quarter ended June 30, 2006, compared to $7.0 million, for an effective tax rate of 39.9%, for the prior year quarter. During the quarter ended June 30, 2006, Texas enacted a change to its corporate franchise tax. As a result of this legislation, certain deferred tax liabilities that we previously recorded will not result in future Texas tax liabilities. The decrease in our effective rate is the result of the reversal of our estimate of these deferred tax liabilities.
     Net earnings - Net earnings increased $5.4 million for the quarter ended June 30, 2006 to $15.9 million, compared to $10.5 million for the prior year quarter.

For the Nine Months Ended June 30, 2006 and 2005
     Net revenue - Net revenue for the nine months ended June 30, 2006 increased $68.2 million to $1.2 billion, which is comparable to the same prior year period. The increase in net revenue was due to a combination of an increase of $33.5 million in net revenue from hospital operations, which we refer to as our acute care segment in our financial statements, and an increase of $34.7 million in net revenue from Health Choice. As previously discussed, our net revenue for the nine months ended June 30, 2006 was negatively impacted by the temporary closure of The Medical Center of Southeast Texas as a result of Hurricane Rita.
     Before eliminations, net revenue from our acute care segment, or hospital operations, for the nine months ended June 30, 2006 was $926.9 million, an increase of $33.9 million or 3.8%, compared to $893.0 million in the same prior year period. For the nine months ended June 30, 2006, hospitals and other healthcare entities owned by us received approximately $7.0 million of net revenue from Health Choice, compared with $6.6 million for the same prior year period. This net revenue was eliminated in the Company’s consolidated results.
     Net patient revenue per adjusted admission increased 4.7% for the nine months ended June 30, 2006 compared to the same prior year period, due primarily to increases in managed care and Medicare rates. Pricing in the nine months ended June 30, 2006 was negatively affected as a result of the changes in patient mix and a decline in higher acuity inpatient services such as cardiovascular surgery, orthopedic and bariatric cases. During the nine months ended June 30, 2006, we experienced a decline in our Medicare revenue mix coupled with an increase in Medicaid and self-pay as compared to the same prior year period.
     Our company-wide uninsured discount program, which became effective during the third quarter of fiscal 2006, resulted in $6.8 million in discounts being provided to uninsured patients. The discounts to the uninsured had the effect of reducing acute care revenue and the provision for bad debts by generally corresponding amounts. The reduction of acute care revenue resulted in an increase in expenses as a percentage of acute care revenue, other than the provision for bad debts, compared to what they would have been if the uninsured discount program had not been implemented. Due to the short time period since implementation of the uninsured discount program, the impact on expenses as a percentage of acute care revenue for the nine months ended June 30, 2006 as compared to the same prior year period is not considered significant.
     Net revenue from Health Choice was $298.5 million for the nine months ended June 30, 2006, an increase of $34.7 million or 13.2%, compared to $263.8 million in the same prior year period. The increase in net revenue was primarily the result of the roll-out on January 1, 2006 of the MADP SNP at Health Choice. In addition, annual capitation payment rate increases of 5.0% to 6.0% contributed to the increase in net revenue during the nine months ended June 30, 2006.
     Salaries and benefits - Salaries and benefits expense from our hospital operations for the nine months ended June 30, 2006 was $341.9 million, or 36.9% of acute care revenue, compared to $324.3 million, or 36.3% of acute care revenue in the same prior year period. The majority of the 0.6% increase as a percentage of acute care revenue resulted from the temporary closure of The Medical Center of Southeast Texas and the continued payment of full wages and benefits to the hospital employees during the closure and reopening phase-in periods. In addition, contract labor for nursing services increased 0.3% as a percentage of acute care revenue for the nine months ended June 30, 2006, compared to the same prior year period. As previously discussed, we continue to experience challenges in contract labor utilization across all of our markets as a result of a shortage of nurses.
     Supplies - Supplies expense from our hospital operations was $143.5 million, or 15.5% of acute care revenue, for the nine months ended June 30, 2006, compared to 15.8% of acute care revenue in the same prior year period. The decrease in supply cost as a percentage of acute care revenue was primarily driven by the improvement in the mix of implant costs to total supplies which is reflective of our decrease in acuity levels during the period.
     Medical claims - Medical claims expense before eliminations for Health Choice increased $27.8 million to $260.6 million for the nine months ended June 30, 2006, compared to $232.8 million in the same prior year period. Medical claims expense as a percentage of premium revenue was 87.3% for the nine months ended June 30, 2006, compared to 88.2% in the same prior year period. The improvement in medical claims expense was primarily the result of improvements in pharmacy, dental and outpatient costs. Additionally, the medical claims expense ratio under the SNP is currently more favorable than the traditional Medicaid business.
     Other operating expenses - Other operating expenses from our hospital operations for the nine months ended June 30, 2006 were $172.2 million, or 18.6% of acute care revenue, compared to $154.3 million, or 17.3% of acute care revenue in the same prior year period. A portion of the 1.3% increase as a percentage of acute care revenue was due to the continued incurrence of fixed costs at The Medical Center of Southeast Texas during its temporary closure. In addition, during the nine months ended June 30, 2006, we experienced increases in legal fees, professional fees, physician recruiting costs and utilities expense, offset by a decrease in professional and general liability insurance expense as a percentage of acute care revenue. During the nine months ended June 30, 2006, we incurred $6.9 million in legal fees and other expenses associated with responding to the OIG’s request for information we received in September 2005. Additionally, professional fees have risen as a result of increases in physician call and anesthesia coverage costs in certain markets. Also contributing to the overall increase in other operating expenses is utility costs, which have increased approximately 21.1% over the same prior year period. Contributing to the decline in professional and general liability insurance expense was a $2.9 million reduction resulting from a change in prior year actuarial estimates.
     Provision for bad debts - Provision for bad debts for our hospital operations for the nine months ended June 30, 2006 was $110.3 million, or 11.9% of acute care revenue, compared to $96.8 million, or 10.8% of acute care revenue in the same prior year period. Charity discounts were $27.0 million for the nine months ended June 30, 2006, compared to $20.0 million in the same prior year period. We continue to experience an increase in the volume of uninsured patients through our emergency rooms, which increased 9.7% for the nine months ended June 30, 2006 compared to the same prior year period. This trend of uninsured volume through our emergency rooms continues to be the main driver behind the increase in our provision for bad debts and charity care, especially at The Medical Center of Southeast Texas and other facilities that served a large number of displaced hurricane victims during the first six months of fiscal 2006.
     Interest expense, net - Interest expense, net of interest income, for the nine months ended June 30, 2006 was $52.4 million, compared to $49.4 million for the same prior year period. This increase of $3.0 million was primarily due to an increase in interest rates, offset by a $2.9 million decrease in the amortization of loan costs in the nine months ended June 30, 2006 compared to the same prior year period. Borrowings under our senior secured credit facilities are subject to interest at variable rates. The weighted average interest rate of outstanding borrowings under the senior secured credit facilities was approximately 6.8% for the nine months ended June 30, 2006, compared to 4.8% for the same prior year period.
     Depreciation and amortization - Depreciation and amortization expense for the nine months ended June 30, 2006 was $54.7 million, compared to $51.4 million for the same prior year period. This increase of $3.3 million was primarily the result of incremental depreciation expense on additions to property and equipment. These additions are the result of the implementation of our operating strategy, pursuant to which we have made substantial investments in our existing facilities.
     Income tax expense - We recorded a provision for income taxes of $17.8 million, resulting in an effective tax rate of 38.4%, for the nine months ended June 30, 2006, compared to $23.9 million, for an effective tax rate of 39.7%, for the same prior year period. During the nine months ended June 30, 2006, Texas enacted a change to its corporate franchise tax. As a result of this legislation, certain deferred tax liabilities that we previously recorded will not result in future Texas tax liabilities. The decrease in our effective rate is the result of the reversal of our estimate of these deferred tax liabilities.
     Net earnings - Net earnings decreased $7.7 million for the nine months ended June 30, 2006 to $28.5 million, compared to $36.2 million for the same prior year period.

Liquidity and Capital Resources
     We rely on cash generated from our internal operations as our primary source of liquidity, as well as available credit facilities, project and bank financings and the issuance of long-term debt. From time to time, we have also utilized operating lease transactions that are sometimes referred to as off-balance sheet arrangements. We expect that our future funding for working capital needs, capital expenditures, long-term debt repayments and other financing activities will continue to be provided from some or all of these sources. Each of our existing and projected sources of cash is impacted by operational and financial risks that influence the overall amount of cash generated and the capital available to us. For example, cash generated by our business operations may be impacted by, among other things, economic downturns, weather-related catastrophes and adverse industry conditions. Our future liquidity will be impacted by our ability to access capital markets which may be restricted due to our credit ratings, general market conditions and existing or future debt agreements. For a further discussion of risks that can impact our liquidity, see our risk factors beginning on page 22 of our Annual Report on Form 10-K as of September 30, 2005.
     As of June 30, 2006, we had available liquidity as follows (in millions):

Available cash	$97.1

Available capacity under our senior credit facilities	211.2

Net available liquidity at June 30, 2006	$308.3

     In addition to our available liquidity, we expect to generate positive operating cash flow in fiscal 2006. We will also utilize proceeds from our financing activities as needed.
     Our growth strategy requires significant capital expenditures during fiscal 2006 and future years. We expect our capital expenditures for fiscal 2006 to be approximately $155.0 million to $165.0 million, including the following significant expenditures:
•	approximately $62.0 to $67.0 million for the construction of Mountain Vista Medical Center, our new hospital in the East Valley of Phoenix, Arizona, which we plan to open in the third quarter of fiscal 2007;

•	approximately $50.0 to $55.0 million for other growth and new business projects;

•	approximately $22.0 million in replacement or maintenance related projects at our hospitals; and

•	approximately $21.0 million in hardware and software related costs in connection with the implementation of our advanced clinical information system.
     At June 30, 2006, we had construction and other various projects in progress with an estimated cost to complete and equip over the next three years of approximately $198.8 million. We plan to finance our proposed capital expenditures with borrowings under our senior credit facilities, as well as with cash generated from operations, cash on hand and other capital sources that may become available.
     On July 21, 2006, we announced the signing of a definitive agreement to acquire Glenwood Regional Medical Center in West Monroe, Louisiana. The purchase price of the hospital is approximately $82.5 million, subject to net working capital and other purchase price adjustments. Additionally, we plan to make capital expenditures on the hospital campus of approximately $30.0 million over the next four years. Pending approval of the Louisiana Attorney General, passage of a public referendum and the satisfaction of other closing conditions, we expect the transaction to close in the first quarter of fiscal 2007. We expect to fund the transaction with cash on hand and available borrowings under the revolving credit facility.
     As of June 30, 2006, we had $416.5 million in borrowings outstanding as a term loan and had issued approximately $38.8 million in letters of credit. Additionally, we had $475.0 million aggregate principal amount of 8 3/4% senior subordinated notes due 2014 outstanding as of June 30, 2006. For a further discussion of our debt arrangements, see the section below entitled, “Debt Instruments and Related Covenants.”

     Based upon our current level of operations and anticipated growth, we believe we have sufficient liquidity to meet our cash requirements over the short-term (next 12 months) and over the next three years. In evaluating the sufficiency of our liquidity for both the short-term and long-term, we considered the expected cash flow to be generated by our operations, cash on hand and the available borrowings under our senior secured credit facilities compared to our anticipated cash requirements for debt service, working capital, capital expenditures and the payment of taxes, as well as funding requirements for long-term liabilities. As a result of this evaluation, we believe that we will have sufficient liquidity for the next three years to fund the cash required for the payment of taxes and the capital expenditures required to maintain our facilities during this period of time. We are unable at this time to extend our evaluation of the sufficiency of our liquidity beyond three years. We cannot assure you, however, that our operating performance will generate sufficient cash flow from operations or that future borrowings will be available under our senior secured credit facilities, or otherwise, to enable us to grow our business, service our indebtedness, including the senior secured credit facilities and our 8 3/4% notes, or make anticipated capital expenditures. For more information, see our risk factors beginning on page 22 of our Annual Report on Form 10-K as of September 30, 2005.
     One element of our business strategy is to selectively pursue acquisitions and strategic alliances in existing and new markets. Any acquisitions or strategic alliances may result in the incurrence of, or assumption by us, of additional indebtedness. We continually assess our capital needs and may seek additional financing, including debt or equity as considered necessary to fund capital expenditures and potential acquisitions or for other corporate purposes. Our future operating performance, ability to service or refinance our 8 3/4% notes and ability to service and extend or refinance the senior secured credit facilities will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. For more information, see our risk factors beginning on page 22 of our Annual Report on Form 10-K as of September 30, 2005.
Overview of Cash Flow Activities For The Nine Months Ended June 30, 2006 and 2005
     Our cash flows are summarized as follows (in millions):

	Nine Months
	Ended June 30,
	2006	2005
Cash flow from operating activities	$104.6	$88.8
Cash flow used in investing activities	(93.4)	(113.2)
Cash flow used in financing activities	(3.2)	(6.4)
Operating Activities
     Our primary sources of liquidity is cash flow provided by our operations, available cash on hand and our revolving credit facility. At June 30, 2006, we had $161.5 million in net working capital, compared to $166.1 million at September 30, 2005. We generated cash from operating activities of $104.6 million during the nine months ended June 30, 2006, compared to $88.8 million during the nine months ended June 30, 2005. Net accounts receivable increased $17.2 million from $166.5 million at September 30, 2005 to $183.7 million at June 30, 2006. Excluding third-party settlement receivables, our days of net revenue outstanding at June 30, 2006 was 52 days and 54 days at June 30, 2005. Cash flows from operations during the nine months ended June 30, 2006 increased significantly as a result of the SNP at Health Choice, which began January 1, 2006. The impact of the SNP was offset, in part, by the temporary closure of The Medical Center of Southeast Texas as a result of Hurricane Rita.
Investing Activities
     Investing activities used $93.4 million during the nine months ended June 30, 2006.

     Capital expenditures for the nine months ended June 30, 2006 were approximately $93.2 million. Significant items included the following:
•	$34.3 million for the construction of Mountain Vista Medical Center;

•	$5.6 million for rebuilding efforts at The Medical Center of Southeast Texas, our hospital that suffered damages as a result of Hurricane Rita;

•	$21.3 million for various expansion and renovation projects at our hospitals; and

•	$11.8 million for our advanced clinicals and other information systems projects.
Financing Activities
     Financing activities used net cash of $3.2 million during the nine months ended June 30, 2006. During the nine months ended June 30, 2006, we repaid $3.2 million pursuant to the terms of our senior secured credit facilities and repaid $2.7 million in capital leases and other obligations. Sources of financing included net proceeds of an aggregate of $4.5 million received in connection with the sale of ownership interests in one of our hospitals and the formation of an outpatient diagnostic catheterization laboratory joint venture.
Debt Instruments and Related Covenants
     As of June 30, 2006, we had two separate debt arrangements:
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
     Our amended and restated senior credit agreement provides for capital expenditure limitations and requires that we comply with various other financial ratios and tests and contains covenants limiting our ability to, among other things, incur additional indebtedness; sell or dispose of assets; make investments, loans or advances; pay certain restricted payments and dividends; or amend the terms of our 8 3/4% notes. Under our amended and restated credit agreement, we may acquire hospitals and other related businesses upon satisfaction of certain requirements, including demonstrating pro forma compliance with a maximum senior leverage ratio of 3.5 to 1, along with the maximum total leverage and minimum interest coverage ratios discussed below. Financial related covenants under our amended and restated senior credit agreement, applicable to us as of June 30, 2006, include the following ratios:

Actual Total Leverage Ratio	3.84
Maximum Total Leverage Ratio	5.50

Actual Interest Coverage Ratio	3.16
Minimum Interest Coverage Ratio	2.30
     Consolidated EBITDA is defined by the senior secured credit facilities as earnings (loss) before interest expense, income taxes, depreciation and amortization, management fees, gain (loss) on sale of assets, minority interests, non-cash expenses and charges, and non-recurring charges and costs, such as hurricane-related expenses. Consolidated EBITDA is used as a basis for the ratios above. Failure to comply with these ratios would constitute an event of default under the new senior secured credit facilities, thereby accelerating all amounts outstanding under the Term Facility and Revolving Facility, including all accrued interest thereon, as due and payable upon demand by the lenders. In addition, the occurrence of an event of default under the new senior secured credit facilities would constitute an event of default under the indenture governing our 8 3/4% notes. Such an event would have a material adverse effect on our liquidity and financial condition.
     At June 30, 2006, $416.5 million was outstanding under the Term Facility, no amounts were outstanding under the Revolving Facility and we had $38.8 million outstanding in letters of credit. During the next twelve months, we are required to repay $4.3 million in principal under our senior secured credit facilities and $3.3 million in principal under capital leases and other obligations.
$475.0 Million 8 3/4% Senior Subordinated Notes Due 2014
     IASIS Healthcare LLC and its wholly-owned subsidiary, IASIS Capital Corporation, as issuers, have outstanding $475.0 million aggregate principal amount of 8 3/4% senior subordinated notes due 2014. Our 8 3/4% notes are general unsecured senior subordinated obligations of the issuers, are subordinated in right of payment to their existing and future senior debt, are pari passu in right of payment with any of their future senior subordinated debt and are senior in right of payment to any of their future subordinated debt. Our existing domestic subsidiaries, other than certain non-guarantor subsidiaries which include Health Choice and our non-wholly owned subsidiaries, are guarantors of our 8 3/4% notes. The indenture governing the notes generally provides that we may designate other subsidiaries as non-guarantors under certain circumstances. Our 8 3/4% notes are effectively subordinated to all of the issuers’ and the guarantors’ secured debt to the extent of the value of the assets securing the debt and are structurally subordinated to all liabilities and commitments (including trade payables and lease obligations) of our subsidiaries that are not guarantors of our 8 3/4% notes. Our 8 3/4% notes require semi-annual interest payments.
     As of June 30, 2006, we provided a performance guaranty in the form of a letter of credit in the amount of $20.6 million for the benefit of AHCCCS to support our obligations under the Health Choice contract to provide and pay for healthcare services. The amount of the performance guaranty is based in part upon the membership in the plan and the related capitation revenue paid to us. Additionally, Health Choice maintains a cash balance of $5.0 million.

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
Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Under SFAS 123(R), we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition method expected to be used is the prospective method. We expect to adopt SFAS 123(R) on October 1, 2006. We are currently evaluating the requirements of SFAS 123(R), as well as related guidance recently issued by the SEC. We do not believe the adoption of the new standard will have a material effect on our financial condition or results of operations.
     In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 addresses the interaction between SFAS 123(R) and certain SEC rules and regulations and provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. We intend to follow the interpretive guidance set forth in SAB 107 during our adoption of SFAS 123(R).
     In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of all tax positions accounted for in accordance with SFAS 109. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Earlier application is permitted in certain circumstances. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings or other appropriate components of equity for that fiscal year. The Company has not yet determined the potential financial impact of applying FIN 48.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. We have in place $675.0 million of senior secured credit facilities bearing interest at variable rates at specified margins above either the agent bank’s alternate base rate or its LIBOR rate. The senior secured credit facilities consist of the Term Facility, which is a $425.0 million, seven-year Tranche B term loan, and the Revolving Facility, which is a $250.0 million, six-year revolving credit facility. Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates on our consolidated financial position, results of operations or cash flows would not be material. As of June 30, 2006, we had variable rate debt of approximately $416.5 million. Holding other variables constant, including levels of indebtedness, a 0.125% increase in interest rates would have had an estimated impact on pre-tax earnings and cash flows for the next twelve-month period of $584,000. We have not taken any action to cover interest rate risk and are not a party to any interest rate market risk management activities.
     The Term Facility bears interest at a rate equal to LIBOR plus 2.25% per annum or, at our option, the base rate plus 1.25% per annum, and will mature in 2011. The loans under the Revolving Facility bear interest at a rate equal to the LIBOR rate, plus a margin of 2.00% to 2.50% or, at our option, the base rate plus a margin of 1.00% to 1.50%, such rate in each case depending on our total leverage ratio. The Revolving Facility matures in 2010. No amounts were outstanding under the Revolving Facility as of June 30, 2006.
     Our 8 3/4% notes are due December 15, 2014, with interest payable semi-annually. At June 30, 2006, the fair market value of our outstanding 8 3/4% notes was $466.7 million, based upon quoted market prices as of that date.
Item 4. Controls and Procedures
     Evaluations of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2006. Based on this evaluation, the principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports.
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

IASIS HEALTHCARE LLC
Date: August 14, 2006	By:	/s/ John M. Doyle
John M. Doyle
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 15d–14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.