Form 10-K
period 2006-09-30
IASIS Healthcare LLC
filed 2006-12-20
CIK 1294632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2006
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
Registrant’s telephone number, including area code: (615) 844-2747
Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☑ NO ☐
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES ☑ NO ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and non-accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated filer ☐     Accelerated filer ☐     Non-Accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
     As of December 19, 2006, 100% of the registrant’s common interests outstanding (all of which are privately owned and are not traded on any public market) were owned by IASIS Healthcare Corporation, its sole member.

 i

IASIS HEALTHCARE LLC
Item 1. Business.
Company Overview
          We are a leading owner and operator of medium-sized acute care hospitals in high-growth urban and suburban markets. We operate our hospitals with a strong community focus by offering and developing healthcare services targeted to the needs of the markets we serve, promoting strong relationships with physicians and working with local managed care plans. As of September 30, 2006, we owned or leased 14 acute care hospitals and one behavioral health hospital with a total of 2,206 beds in service. Our hospitals are located in five regions, each of which has a projected population growth rate in excess of the national average:
•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	Tampa-St. Petersburg, Florida;

•	three cities in Texas, including San Antonio; and

•	Las Vegas, Nevada.
          We are currently constructing Mountain Vista Medical Center, a new 172-bed hospital located in Mesa, Arizona, which we expect to be open on June 1, 2007.
          Our general, acute care hospitals offer a variety of medical and surgical services commonly available in hospitals, including emergency services, general surgery, internal medicine, cardiology, obstetrics, orthopedics, psychiatry and physical rehabilitation. In addition, our facilities provide outpatient and ancillary services including outpatient surgery, physical therapy, radiation therapy, diagnostic imaging and respiratory therapy.
          We also own and operate a Medicaid and Medicare managed health plan in Phoenix called Health Choice Arizona, Inc. (“Health Choice” or the “Plan”), that served over 114,700 members as of September 30, 2006.
          For the year ended September 30, 2006, we generated revenue of approximately $1.63 billion, of which approximately 75.0% was derived from our acute care segment.
          Our principal executive offices are located at Dover Centre, 117 Seaboard Lane, Building E, Franklin, Tennessee 37067 and our telephone number at that address is (615) 844-2747. Our Internet website address is www.iasishealthcare.com. Information contained on our website is not part of this annual report on Form 10-K.
          In this report, unless we indicate otherwise or the context requires, “we,” “us,” “our” or “our company” refers to IASIS Healthcare LLC (“IASIS”) and its consolidated subsidiaries and includes IASIS Healthcare Corporation (“IAS”), our predecessor company.
Business Strategy
          Our objective is to provide high-quality, cost-effective healthcare services in the communities we serve. The key elements of our business strategy are:
     •   Provide High-Quality Services. We strive to provide high-quality services at each of our facilities. This includes improving clinical performance and patient safety, which is a focus of all our hospitals. We believe that the measurement of quality of care has become an increasingly important factor in third-party reimbursement as well as in negotiating preferred managed care contracting rates. Reflecting our commitment to the quality of care and in response to these developments, we have implemented an advanced clinical information system at eight of our 14 acute care hospitals to provide us with more timely availability of key clinical care data. We expect to complete installation at the remaining six hospitals in 2007. We believe that this system will help us enhance patient safety, reduce medical errors through bar coding, increase staff time available for direct patient care and continue to meet or exceed quality of care indicators for reimbursement. Our success at delivering high-quality services can be measured by items such as:
•	dedicated corporate and hospital resources;

•	on-going training and education of clinical personnel;

•	focus on information systems;

•	JCAHO accreditation at all hospitals;

•	four centers of excellence within our hospitals;

•	HealthGrades 5 Star ratings and top 5% of Hospitals awards at various hospitals;

•	Solucient’s Top 100 Hospital Awards for process improvements at two hospitals; and

•	various other independent ratings.
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
     •   Strategically Invest in Our Markets to Expand Services and Increase Revenue. Our disciplined approach to investing our capital includes analyzing demographic data, utilizing our advanced information systems to identify the profitability of our product lines and consulting with physicians and payors to prioritize the healthcare needs of the communities we serve. We intend to continue to increase our revenue and local presence by focusing our investment efforts on:
•	upgrading and expanding specialty services and surgical capacity, including cardiology, orthopedics, women’s services and sub-acute care;

•	expanding emergency room capacity;

•	updating our technology in surgery, such as robotic surgery, diagnostic imaging and other medical equipment;

•	increasing capacity and utilization of inpatient services at certain of our hospitals; and

•	enhancing the convenience and quality of our outpatient services and expanding outpatient specialty services.
          We are continually engaged in strategic investments in our markets to expand services and increase revenue. Over the past two years, we have invested over $200.0 million in capital expenditures at our existing facilities, including construction of The Medical Center of Southeast Texas, a state-of-the-art hospital in Port Arthur, Texas, which we opened in April 2005. The new facility consolidated the operations of our Mid-Jefferson Hospital and Park Place Medical Center facilities. Long-term, we expect this new hospital to enhance our presence and reduce patient out-migration in the Port Arthur area, increasing our future net revenue.
          Additionally, we are currently constructing a new hospital, Mountain Vista Medical Center, in the East Valley of our Phoenix, Arizona market. We believe this new hospital will be a leading acute care hospital in the high growth regional service area. We expect this new hospital to open on June 1, 2007 and anticipate spending approximately $100.0 to $105.0 million during the fiscal year 2007 in connection with the construction and equipping of the facility. When complete in June, we expected total costs of the hospital to be $170.0 to $180.0 million.
     •   Recruit and Retain Quality Physicians. Consistent with community needs and regulatory requirements, we intend to continue to recruit and retain quality physicians for our medical staffs and maintain their loyalty to our facilities by:

•	dedicating corporate personnel and resources to physician recruitment;

•	equipping our hospitals with technologically advanced equipment;

•	enhancing physician convenience and access, including the development of medical office space on or near our medical campuses;

•	sponsoring training programs to educate physicians on advanced medical procedures;

•	allowing physicians to remotely access clinical data through our information systems to facilitate convenient and timely patient care; and

•	employ specialty physicians to meet community needs in certain markets.
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
     •   Selectively Pursue Acquisitions and Strategic Alliances. We intend to selectively pursue hospital acquisitions in existing and new markets where we believe we can improve the financial and operational performance of the acquired hospital and enhance our regional presence. We intend to target hospitals with 100 to 400 beds. We will focus our new market development efforts to acquire under-managed and under-capitalized facilities in growing urban and suburban regions with stable or improving managed care environments, as well as other opportunistic acquisitions. We will also continue to identify opportunities to expand our presence through strategic alliances with other healthcare providers.
          On July 21, 2006, we announced the signing of a definitive agreement to acquire Glenwood Regional Medical Center located in West Monroe, Louisiana. The purchase price for the hospital is approximately $82.5 million, subject to net working capital and other purchase price adjustments. Additionally, we plan to make capital expenditures on the hospital campus of approximately $30.0 million over the next four years. We expect the acquisition to close during the first calendar quarter of 2007, subject to approval of the Louisiana Attorney General and the satisfaction of other closing conditions.
          Although we expect our business strategy to increase our patient volumes, certain risk factors could offset those increases to our net revenue. Please see Item 1A, “Risk Factors” beginning on page 25 for a discussion of risk factors affecting our business.
Our Markets
          Our hospitals are located in regions with some of the fastest growing populations in the United States.
Salt Lake City, Utah
          We operate four hospitals with a total of 535 licensed beds in the Salt Lake City area. The population in this area is projected to grow by 5.1% from 2006 to 2011, which is approximately 1.1 times above the projected national average growth rate. We believe our hospitals in Utah benefit from attractive strategic locations. We believe the reimbursement environment in Utah is favorable with the majority of our net patient revenue derived from managed care payors. Over the past three fiscal years we have completed expansion projects at our existing facilities in this market totaling $39.0 million. These projects have provided additional capacity for women’s services, inpatient and outpatient surgery, emergency rooms and various diagnostic services, along with upgraded imaging technology. In addition, we expect to spend approximately $40.0 to $45.0 million in fiscal 2007 on new services and various other renovation and expansion projects in the Salt Lake City area, including outpatient services expansion at Jordan Valley Hospital and a market-wide expansion of cardiovascular services. Our significant capital investments in our Salt Lake City area facilities are yielding strong returns. For the year ended September 30, 2006, we generated approximately 29.8% of our total acute care revenue in this market.

Phoenix, Arizona
          We operate three acute care hospitals and one behavioral health hospital with a total of 549 licensed beds in the Phoenix area. The population in this area is projected to grow by 13.7% from 2006 to 2011, which is nearly 2.9 times the projected national average growth rate. The population in the primary service area for our Mountain Vista Hospital, which is currently under construction in the East Valley area of Phoenix, is projected to grow 24.6% from 2003 to 2008. The projected population growth in this area provides a strategic basis for construction of our new hospital. In addition, we are planning expansion of cardiovascular services at St. Luke’s Medical Center during fiscal 2007. The population growth, coupled with local nursing shortages, has resulted in greater contract labor utilization compared to our other markets. We have implemented a comprehensive nurse recruiting and retention plan to address this issue. In addition, we have expanded our relationships with local colleges and universities, which included sponsorship of nursing scholarship programs. We believe we can continue to achieve growth in our existing Phoenix facilities through continued focus on profitable product lines and improved managed care contracting rates. For the year ended September 30, 2006, exclusive of Health Choice, we generated approximately 21.9% of our total acute care revenue in this market.
Tampa-St. Petersburg, Florida
          We operate three hospitals with a total of 688 licensed beds in the Tampa-St. Petersburg area. The population in this area is projected to grow by 8.3% from 2006 to 2011, which is approximately 1.7 times the projected national average growth rate. Florida has a large Medicare population and high managed care penetration. Certain material capital projects, including the addition of new beds or services, require regulatory approval under Florida’s certificate of need program. Such requirements restrict our ability to expand operations in this market. However, we believe we can achieve growth in our Tampa-St. Petersburg market through increasing patient volume and in expanding into profitable profit lines such as psychiatric and cyberknife services. Two of our Florida facilities have recently completed expansion of their emergency rooms. For the year ended September 30, 2006, we generated approximately 16.6% of our total acute care revenue in this market.
Texas
          We operate three hospitals with a total of 649 licensed beds in San Antonio, Odessa, and Port Arthur, Texas. The weighted average projected population growth rate for these cities from 2006 to 2011 is 6.9%, which is approximately 1.4 times the projected national average growth rate. We believe our facilities in Texas benefit from favorable reimbursement rates and the lack of a single dominant competitor in their service areas. We expect to spend approximately $25.0 to $30.0 million during fiscal 2007, which includes the expansion of obstetric, neonatology and surgical services at our Southwest General Hospital and upgrade of imaging and other diagnostic equipment at our other Texas facilities. For the year ended September 30, 2006, we generated approximately 22.9% of our total acute care revenue in this market.
          In April 2005, we opened The Medical Center of Southeast Texas, a 212-bed hospital, in Port Arthur, Texas. The hospital consolidated the medical staffs and the operations of Mid-Jefferson Hospital and Park Place Medical Center. We believe that this new state-of-the-art hospital will reduce patient out-migration from, and will be a leading provider of acute care services in, the Port Arthur area. As discussed further in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” this hospital sustained roof and water intrusion damage during Hurricane Rita in September 2005. The majority of services at the hospital became operational during October and November of 2005. Despite reopening of these services, volume at this hospital during our first two fiscal 2006 quarters was adversely impacted by the devastation of Hurricane Rita. Unemployment in Port Arthur remains one of the highest in the state; however, employers and industry in the community appear to be committed to rebuilding the area. We continue to believe this hospital has good opportunity for growth as the community is redeveloped.
Las Vegas, Nevada
          Effective February 1, 2004, we acquired North Vista Hospital, with a total of 185 licensed beds, in Las Vegas. The population in this area is projected to grow by 18.9% from 2006 to 2011, at approximately 3.9 times the projected national average growth rate, which would make it one of the fastest growing populations in the United States. We plan to continue improvements in the operating performance of North Vista Hospital by expanding women’s services, investing in profitable product lines and focusing on managed care contracting.

For the year ended September 30, 2006, we generated approximately 8.2% of our total acute care revenue in this market.
Our Properties
     We operate 14 acute care hospitals and one behavioral health hospital and have ownership interests in three ambulatory surgery centers. We own 13 and lease two of our hospitals. Five of the acute care hospitals we own and our new hospital under construction have third-party investors. The following table contains information concerning our hospitals.

		Licensed
Hospitals	City	Beds
Utah
Davis Hospital & Medical Center (1)	Layton	136
Jordan Valley Hospital (2)	West Jordan	92
Pioneer Valley Hospital (3)	West Valley City	139
Salt Lake Regional Medical Center	Salt Lake City	168
Arizona
Mesa General Hospital (4)	Mesa	126
St. Luke’s Medical Center (5)	Phoenix	320
Tempe St. Luke’s Hospital	Tempe	103
Florida
Memorial Hospital of Tampa	Tampa	180
Palms of Pasadena Hospital	St. Petersburg	307
Town & Country Hospital	Tampa	201
Nevada
North Vista Hospital	Las Vegas	185
Texas
Odessa Regional Hospital (6)	Odessa	146
Southwest General Hospital (7)	San Antonio	291
The Medical Center of Southeast Texas (8)	Port Arthur	212

Total		2,606

(1)	Owned by a limited partnership in which we own a 97.5% interest.

(2)	Owned by a limited partnership in which we own a 97.4% interest.

(3)	Leased under an agreement that expires on January 31, 2019. We have options to extend the term of the lease through January 31, 2039.

(4)	Leased under an agreement that expires on July 31, 2008.

(5)	Includes St. Luke’s Behavioral Hospital, which has 85 licensed beds.

(6)	Owned by a limited partnership in which we own an 88.8% interest.

(7)	Owned by a limited partnership in which we own a 93.6% interest.

(8)	Owned by a limited partnership in which we own an 87.5% interest.
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
          Factors that affect demand for our services include:
•	the geographic location of our hospitals and their convenience for patients and physicians;

•	our participation in managed care programs;

•	utilization management practices of managed care plans;

•	consolidation of managed care payors;

•	capital investment at our facilities;

•	the quality of our medical staff;

•	competition from other healthcare providers;

•	the size of and growth in local population;

•	local economic conditions; and

•	improved treatment protocols as a result of advances in medical technology and pharmacology.
          We believe that the ability of our hospitals to meet the healthcare needs of their communities is determined by the:
•	level of physician support;

•	availability of nurses and other healthcare professionals;

•	quality, skills and compassion of our employees;

•	breadth of our services;

•	physical capacity and level of technology at our facilities; and

•	emphasis on quality of care.
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
          Inpatient care is expanding to include sub-acute care when a less-intensive, lower cost level of care is appropriate. By offering cost-effective sub-acute services in appropriate circumstances, we are able to provide a continuum of care when the demand for such services exists. We have identified opportunities to develop post-acute services within our facilities as appropriate, including inpatient psychiatric and skilled nursing services.
Sources of Revenue
          We receive payment for patient services from:
•	the federal government, primarily under the Medicare program;

•	state Medicaid programs, including managed Medicaid plans;

•	managed care payors, including health maintenance organizations, preferred provider organizations and managed Medicare plans; and

•	individual patients and private insurers.
          The following table presents the approximate percentages of net patient revenue from these sources:

	Percentage of Net Patient Revenue
	Years Ended September 30,
Payor Source	2006	2005	2004
Medicare	24.2%	26.6%	26.3%
Medicaid	14.5	13.1	14.1
Managed care	46.0	44.5	43.5
Self-pay and other	15.3	15.8	16.1

Total(1)	100.0%	100.0%	100.0%

(1)	For the years ended September 30, 2006, 2005 and 2004, net patient revenue comprised 74.6%, 76.8% and 78.4%, respectively, of our total net revenue.

          Most of our hospitals offer discounts from established charges to managed care plans if they are large group purchasers of healthcare services. These discount programs generally limit our ability to increase net patient revenue in response to increasing costs. Patients generally are not responsible for any difference between established hospital charges and amounts reimbursed for such services under Medicare, Medicaid, health maintenance organizations, preferred provider organizations or private insurance plans. Patients generally are responsible for services not covered by these plans, and exclusions, deductibles or co-insurance features of their coverage. Collecting amounts due from patients is more difficult than collecting from governmental programs or managed care plans. Increases in the population of uninsured individuals, changes in the states’ indigent and Medicaid eligibility requirements and continued efforts by employers to pass more out-of-pocket health care costs to employees in the form of increased co-payments and deductibles have resulted in an increase in our provision for bad debts. In fiscal 2005, we expanded our charity care policy to cover uninsured patients with incomes above 200% of the federal poverty level. Under the new program, a sliding scale of reduced rates is offered to uninsured patients, who are not otherwise covered through federal, state or private insurance, with incomes between 200% and 400% of the federal poverty level at all of our hospitals. During the third quarter of fiscal 2006, we implemented a company-wide uninsured discount program offering discounts to all uninsured patients receiving healthcare services who do not qualify for assistance under state Medicaid, other federal or state assistance plans or charity care.
Competition
          Our facilities and related businesses operate in competitive environments. A number of factors affect our competitive position, including:
•	our managed care contracting relationships;

•	the number, availability, quality and specialties of physicians, nurses and other healthcare professionals;

•	the scope, breadth and quality of services;

•	the reputation of our facilities and physicians;

•	growth in hospital capacity in markets we serve;

•	the physical condition of our facilities and medical equipment;

•	the location of our facilities and availability of physician office space;

•	certificate of need restrictions, where applicable;

•	the availability of parking or proximity to public transportation;

•	accumulation, access and interpretation of publicly reported quality indicators;

•	growth in outpatient service providers;

•	charges for services; and

•	the geographic coverage of our hospitals in the regions in which we operate.
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
          Another factor in the competitive position of a hospital is the ability of its management to obtain contracts with purchasers of group healthcare services. The importance of obtaining managed care contracts has increased in recent years and is expected to continue to increase as private and government payors and others turn to managed care organizations to help control rising healthcare costs. Most of our markets have experienced significant managed care penetration, along with consolidation of major managed care plans. The revenue and operating results of our hospitals are significantly affected by our hospitals’ ability to negotiate favorable contracts with managed care plans. Health maintenance organizations and preferred provider organizations use managed care contracts to encourage patients to use certain hospitals in exchange for discounts from the hospitals’ established charges. Traditional health insurers also are interested in containing costs through similar contracts with hospitals.

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
Employees And Medical Staff
          As of September 30, 2006, we had 8,877 employees, including 2,984 part-time employees. We consider our employee relations to be good. In certain markets, there is currently a shortage of nurses and other medical support personnel. We recruit and retain nurses and medical support personnel by creating a desirable, professional work environment, providing competitive wages, benefits and long-term incentives, and providing career development and other training programs. In order to supplement our current employee base, we are expanding our relationship with colleges, universities and other medical education institutions in our markets and recruiting nurses and other medical support personnel from abroad. Our hospitals are staffed by licensed physicians who have been admitted to the medical staff of our individual hospitals. Any licensed physician may apply to be admitted to the medical staff of any of our hospitals, but admission to the staff must be approved by each hospital’s medical staff and the appropriate governing board of the hospital in accordance with established credentialing criteria.
          Our employees are not subject to collective bargaining agreements, although nurses at one of the hospitals in our Salt Lake City, Utah market voted in the third quarter of fiscal 2002 regarding union representation. These ballots have been impounded by the National Labor Relations Board (“NLRB”) pending the results of an appeal filed by us. On October 11, 2006, we received a letter from the NLRB advising us that our appeal was being remanded back to the Regional Director in Denver. This remand follows the release of the recent decision involving Oakwood Healthcare where the NLRB attempted to define when a charge nurse becomes a supervisor and therefore becomes ineligible to participate in union activity. The NLRB has instructed the Regional Director to review our appeal in light of the Oakwood Healthcare decision and the role of charge nurses regarding their responsibility to assign, direct and exercise independent judgment. We anticipate a decision from the NLRB regarding our appeal in fiscal 2007. Because we believe that unionization is not in the best interests of the hospital’s employees or patients, we are vigorously opposing the unionization attempt. We do not believe this unionization attempt will be ultimately successful or would have a material effect on our financial condition or results of operations.
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
Medicare
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
          Under the inpatient prospective payment system, a hospital receives a fixed payment based on the patient’s assigned diagnosis related group. The diagnosis related group classifies categories of illnesses according to the estimated intensity of hospital resources necessary to furnish care for each principal diagnosis. The diagnosis related group rates for acute care hospitals are based upon a statistically normal distribution of severity. When treatments for patients fall well outside the normal distribution, providers may receive additional payments known as outlier payments. The diagnosis related group payments do not consider a specific hospital’s actual costs but are adjusted for geographic area wage differentials. Inpatient capital costs for acute care hospitals are reimbursed on a prospective system based on diagnosis related group weights multiplied by geographically adjusted federal weights. In the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“Medicare Modernization Act”), Congress equalized the diagnosis related group payment rate for urban and rural hospitals at the large urban rate for all hospitals for discharges on or after April 1, 2003.
          The diagnosis related group rates are adjusted each federal fiscal year and have been affected by federal legislation. The index used to adjust the diagnosis related group rates, known as the “market basket index,” gives consideration to the inflation experienced by hospitals and entities outside of the healthcare industry in purchasing goods and services. However, in past years the percentage increases to the diagnosis related group rates have been lower than the percentage increases in the costs of goods and services purchased by hospitals. The Medicare Modernization Act provides for diagnosis related group rate increases for federal fiscal years 2006 and 2007 at the full market basket, if the facility submits data for ten patient care indicators to the Secretary of Health and Human Services. The Deficit Reduction Act of 2005 (“DEFRA”), signed into law on February 8, 2006, expands the number of patient care indicators to 21, beginning with discharges occurring in the third quarter of calendar year 2006. On November 1, 2006, the Centers for Medicare & Medicaid Services (“CMS”) announced a final rule that expands to 26 the number of quality measures that must be reported beginning with discharges occurring in the first quarter of calendar year 2007, and requires that hospitals report the results of a 27-question patient perspectives survey beginning with discharges occurring in the third quarter of calendar year 2007. CMS issued a final rule that provides for an increase in the hospital diagnosis related group payment rates by the full market basket of 3.4% for fiscal year 2007 for those hospitals submitting data on these quality indicators. Under the final rule, those hospitals not submitting the required data will receive an increase in payment equal to the market basket minus two percentage points. We currently have the ability to monitor our compliance with the quality indicators and intend to submit the quality data required to receive the full market basket pricing update when appropriate.
          Based on the historical adjustments to the market baskets, future legislation or rulemaking may decrease the future rate of increase for diagnosis related group payments or make other changes to the diagnosis related groups, but we are unable to predict the amount of the reduction. On August 1, 2006, CMS announced a final rule that refines the diagnosis-related group payment system. CMS announced that it is considering additional changes effective in federal fiscal year 2008. We cannot predict the impact that any such changes, if finalized, would have on our net revenue. Other Medicare payment changes may also affect our net revenue.
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
          All services paid under the prospective payment system for hospital outpatient services are classified into groups called ambulatory payment classifications or “APCs.” Services in each APC are similar clinically and in terms of the resources they require. A payment rate is established for each APC. CMS increased the conversion factor for calendar year 2006 by approximately 3.7%. CMS has published a final rule increasing payment rates for calendar year 2007 by 3.4%. We anticipate that future legislation may decrease the future rate of increase for APC payments, but we are unable to predict the amount of the reduction.
          Under the outpatient prospective payment system, hospitals may receive additional amounts known as “pass-through payments” for using new technology, but the total amount of pass-through payments in a calendar year is subject to a cap. For calendar year 2004 and subsequent years, the cap has been reduced to 2.0% of projected total payments under the hospital outpatient prospective payment system. CMS has announced that pass-through payments for calendar year 2007 will not be reduced because these payments are not expected to exceed the statutory cap. CMS may implement reductions in the pass-through payments in future years to reflect the cap.
          On November 1, 2006, CMS announced a final rule that will require hospitals to submit quality data relating to outpatient care in order to receive the full market basket increase under the outpatient prospective payment system beginning in calendar year 2009. CMS did not indicate what data must be submitted or other details of the program. Hospitals that fail to submit such data will receive the market basket update minus two percentage points for the outpatient prospective payment system.
          Hospitals that treat a disproportionately large number of low-income patients (Medicaid and Medicare patients eligible to receive supplemental Social Security income) currently receive additional payments from the federal government in the form of Disproportionate Share Payments. CMS is required by law to study the formula used to calculate these payments. One change being considered would give greater weight to the amount of uncompensated care provided by a hospital than it would to the number of low-income patients treated, and CMS started collecting uncompensated care data from hospitals in 2003. In addition, the Medicare Modernization Act increases Disproportionate Share Payments effective April 1, 2004 for rural hospitals and some urban hospitals.
          Inpatient rehabilitation hospitals and designated units were fully transitioned from a reasonable cost reimbursement system to a prospective payment system in 2002. Under this prospective payment system, patients are classified into case mix groups based upon impairment, age, comorbidities and functional capability. Inpatient rehabilitation facilities are paid a predetermined amount per discharge that reflects the patient’s case mix group and is adjusted for area wage levels, low-income patients, rural areas and high-cost outliers. For federal fiscal year 2006, CMS updated the payment rate for inpatient rehabilitation facilities by the full market basket rate of 3.6%. The update for federal fiscal year 2007 is the full market basket rate of 3.3%.
          On May 7, 2004, CMS issued a final rule modifying the criteria for classification as an inpatient rehabilitation facility as a result of data indicating that most facilities do not meet the existing criteria. Under the previous rules, in order for a facility to be considered an inpatient rehabilitation facility, at least 75% of the facility’s inpatient population during the most recent 12-month cost reporting period must have required intensive rehabilitation services for one or more of ten specified conditions. The new rule expands the list of specified conditions to thirteen and temporarily reduces the percentage of the patient population who must have one of the specified conditions. For cost reporting periods beginning on or after July 1, 2004 to June 30, 2005, 50% of the facility’s inpatient population must have one of the specified conditions in order to meet the criteria. For cost reporting periods beginning on or after July 1, 2005 to June 30, 2006, 60% of the facility’s inpatient population must have one of the specified conditions. For cost reporting periods beginning on July 1, 2006 to June 30, 2007, 65% of the facility’s inpatient population must have one of the specified conditions. For cost reporting periods beginning on or after July 1, 2007, 75% of the facility’s inpatient population must have one of the specified conditions. In 2004, Congress enacted legislation preventing CMS from enforcing this rule until the Government Accountability Office (“GAO”) completed a study on the rule’s impact on inpatient rehabilitation facilities and patients. The GAO completed its study in April 2005, and in June 2005 CMS announced that it would enforce the May 2004 rule. DEFRA revised the phase-in period for the “75 percent rule” to retain the 60% threshold for cost reporting periods beginning on or after July 1, 2006 and before July 1, 2007, with the threshold increasing to 65% for cost reporting periods beginning on or after July 1, 2007 and 75% for cost reporting periods beginning on or after July 1, 2008. As of September 30, 2006, we operated seven inpatient rehabilitation units within our hospitals.
          Currently, Medicare reimburses inpatient psychiatric hospitals and units on a blend of prospective payments and reasonable-cost bases, subject to certain cost limits. In 2004, CMS published a final rule to implement a prospective payment system for these inpatient psychiatric facilities effective for cost report periods beginning on or after January 1, 2005, with a three year transition period. Under this prospective payment system, inpatient psychiatric facilities will receive a federal per diem base rate that is based on the sum of the average routine operating, ancillary and capital costs for each patient day of psychiatric care in an inpatient psychiatric facility, adjusted for budget neutrality. This federal per diem base rate will be further adjusted to reflect certain patient and facility characteristics, including patient age, certain diagnostic related groups, facility wage index adjustment, and facility rural location. The payment rates are adjusted annually on a July 1 update cycle. Inpatient psychiatric facilities receive additional outlier payments for cases in which estimated costs for the case exceed an adjusted threshold amount plus the total adjusted payment amount for the stay. The initial adjusted threshold amount was $5,700. The threshold amount for rate year 2007 (July 1, 2006 to June 30, 2007) is $6,200. CMS updated payments under the blended payment system for rate year 2007 by 4.5% (reflecting the blend of the 4.6% update for the cost-based payment system and the 4.3% update for prospective payment system). The market basket update accounts for moving from a calendar year to a rate year (the annual market basket is estimated to be 3.4%). As of September 30 2006, we operated one behavioral health hospital and four specially designated psychiatric units that will be subject to these rules, as they are implemented.
          CMS has established a prospective payment system for Medicare skilled nursing units, under which units are paid a federal per diem rate for virtually all covered services. The effect of the new payment system generally has been to significantly reduce reimbursement for skilled nursing services, which has led many hospitals to close such units. For federal fiscal year 2007, CMS updated the payment rate for skilled nursing units by the full market basket of 3.1%.
          On August 8, 2006 CMS announced proposed regulations that, if adopted, would change payment for procedures performed in an ambulatory surgery center (“ASC”) effective January 1, 2008. Under this proposal, ASC payment groups would increase from the current nine clinically disparate payment groups to the 221 APCs used under the outpatient prospective payment system for these surgical services. CMS estimates that the rates for procedures performed in an ASC setting under this proposal would equal 62% of the corresponding rates paid for the same procedures performed in an outpatient hospital setting. Moreover, under the proposed regulations, if CMS determines that a procedure is commonly performed in a physician’s office, the ASC reimbursement for that procedure would be limited to the reimbursement allowable under the Medicare Part B physician fee schedule. In addition, under this proposal, all surgical procedures, other than those that pose a significant safety risk or generally require an overnight stay, which would be listed by CMS, would be payable as ASC procedures. This will expand the number of procedures performed in an ASC for which Medicare will pay. CMS indicates in its discussion of the proposed regulations that it believes that the volumes and service mix of procedures provided in ASCs would change significantly in 2008 under the revised payment system, but that CMS is not able to accurately project those changes. If the proposal is adopted, more Medicare procedures that are now performed in hospitals, such as ours, may be moved to ASCs, reducing surgical volume in our hospitals. ASCs may experience decreased reimbursement depending on their service mix and the final payment rates adopted by CMS. Also, more Medicare procedures that are now performed in ASCs, such as ours, may be moved to physicians’ offices. Commercial third-party payors may adopt policies similar to CMS’ proposal.

Medicaid
          Medicaid programs are jointly funded by federal and state governments and are administered by states under an approved plan that provides hospital and other healthcare benefits to qualifying individuals who are unable to afford care. All of our hospitals are certified as providers of Medicaid services. State Medicaid programs may use a prospective payment system, cost-based or other payment methodology for hospital services. Medicaid programs are required to take into account and make additional payments to hospitals serving disproportionate numbers of low income patients with special needs. Some of our hospitals receive such additional payments. The federal government and many states from time to time consider altering the level of Medicaid funding or expanding Medicaid benefits in a manner that could adversely affect future levels of Medicaid reimbursements received by our hospitals. DEFRA, signed into law on February 8, 2006, included Medicaid cuts of approximately $4.8 billion over five years. In addition, proposed regulatory changes would, if implemented, reduce federal Medicaid funding by an additional $12.2 billion over five years. Enrollment in managed Medicaid plans has increased in recent years, as state governments seek to control the cost of Medicaid programs.
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
          Cost reports filed by our facilities generally remain open for three years after the notice of program reimbursement date. If any of our facilities are found to have been in violation of federal or state laws relating to preparing and filing of Medicare or Medicaid cost reports, whether prior to or after our ownership of these facilities, our facilities and we could be subject to substantial monetary fines, civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. If an allegation is lodged against one of our facilities for a violation occurring during the time period before we owned the facility, we may have indemnification rights against the former owner of the facility for any damages we may incur based on negotiated indemnification and hold harmless provisions in the transaction documents. We cannot assure you, however, that any such matter would be covered by indemnification, or if covered, that such indemnification would be adequate to cover any potential losses, fines and penalties. Additionally, we cannot assure you that the former owner would have the financial ability to satisfy indemnification claims.
Managed Care
          Managed care payors, including health maintenance organizations and preferred provider organizations, are organizations that provide insurance coverage and a network of healthcare providers to members for a fixed monthly premium. To control costs, these organizations typically contract with hospitals and other providers for discounted prices, review medical services to ensure that no unnecessary services are provided, and market providers within their networks to patients. A significant percentage of our overall payor mix is commercial managed care. We generally receive lower payments for similar services from commercial managed care payors than from traditional commercial/indemnity insurers.
          The Medicare program allows beneficiaries to choose enrollment in certain managed Medicare plans. The Medicare Modernization Act increases reimbursement to managed Medicare plans and includes provisions limiting, to some extent, the financial risk to the companies offering the plans. Following these changes, the number of beneficiaries choosing to receive their Medicare benefits through such plans has increased.
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
          The Office of the Inspector General of the U.S. Department of Health and Human Services (“OIG”) has published final safe harbor regulations that outline categories of activities that are deemed protected from prosecution under the anti-kickback statute. Currently there are safe harbors for various activities, including the following: investment interests, space rental, equipment rental, practitioner recruitment, personal services and management contracts, sale of practice, referral services, warranties, discounts, employees, group purchasing organizations, waiver of beneficiary coinsurance and deductible amounts, managed care arrangements, obstetrical malpractice insurance subsidies, investments in group practices, ambulatory surgery centers, and referral agreements for specialty services.
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
          The OIG, among other regulatory agencies, is responsible for identifying and eliminating fraud, abuse and waste. The OIG carries out this mission through a nationwide program of audits, investigations and inspections. In order to provide guidance to healthcare providers, the OIG has from time to time issued “fraud alerts” that, although they do not have the force of law, identify features of a transaction that may indicate that the transaction could violate the anti-kickback statute or other federal healthcare laws. The OIG has identified several incentive arrangements as potential violations, including:
•	payment of any incentive by the hospital when a physician refers a patient to the hospital;

•	use of free or significantly discounted office space or equipment for physicians in facilities usually located close to the hospital;

•	provision of free or significantly discounted billing, nursing, or other staff services;

•	free training for a physician’s office staff, including management and laboratory techniques;

•	guaranties that provide that, if the physician’s income fails to reach a predetermined level, the hospital will pay any portion of the remainder;

•	low-interest or interest-free loans, or loans which may be forgiven if a physician refers patients to the hospital;

•	payment of the costs of a physician’s travel and expenses for conferences or a physician’s continuing education courses;

•	coverage on the hospital’s group health insurance plans at an inappropriately low cost to the physician;

•	rental of space in physician offices, at other than fair market value terms, by persons or entities to which physicians refer;

•	payment of services which require few, if any, substantive duties by the physician, or payment for services in excess of the fair market value of the services rendered; or

•	“gainsharing,” the practice of giving physicians a share of any reduction in a hospital’s costs for patient care attributable in part to the physician’s efforts.
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
          We have a variety of financial relationships with physicians who refer patients to our hospitals. Physicians currently own interests in three of our ambulatory surgery centers, five of our full service acute care hospitals, one hospital currently under construction and one cardiac catheterization laboratory joint venture. We may sell ownership interests in certain other of our facilities to physicians and other qualified investors in the future. We also have other joint venture relationships with physicians and contracts with physicians providing for a variety of financial arrangements, including employment contracts, leases and professional service agreements. We provide financial incentives to recruit physicians to relocate to communities served by our hospitals, including minimum cash collections guaranties and forgiveness of repayment obligations. Although we have established policies and procedures to ensure that our arrangements with physicians comply with current law and available interpretations, we cannot assure you that regulatory authorities that enforce these laws will not determine that some of these arrangements violate the anti-kickback statute or other applicable laws. This determination could subject us to liabilities under the Social Security Act, including criminal penalties of imprisonment or fines, civil penalties up to $50,000, damages up to three times the total amount of the improper payment to the referral source and exclusion from participation in Medicare, Medicaid or other federal healthcare programs, any of which could have a material adverse effect on our business, financial condition or results of operations.
          The Social Security Act also imposes criminal and civil penalties for submitting false claims to Medicare and Medicaid. False claims include, but are not limited to, billing for services not rendered, misrepresenting actual services rendered in order to obtain higher reimbursement and cost report fraud. Like the anti-kickback statute, these provisions are very broad. Further, the Social Security Act contains civil penalties for conduct including improper coding and billing for unnecessary goods and services. To avoid liability, providers must, among other things, carefully and accurately code claims for reimbursement, as well as accurately prepare cost reports.
          Some of these provisions, including the federal Civil Monetary Penalty Law, require a lower burden of proof than other fraud and abuse laws, including the federal anti-kickback statute. Civil monetary penalties that may be imposed under the federal Civil Monetary Penalty Law range from $10,000 to $50,000 per act, and in some cases may result in penalties of up to three times the remuneration offered, paid, solicited or received. In addition, a violator may be subject to exclusion from federal and state healthcare programs. Federal and state governments increasingly use the federal Civil Monetary Penalty Law, especially where they believe they cannot meet the higher burden of proof requirements under the federal anti-kickback statute.
          The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) broadened the scope of the fraud and abuse laws by adding several criminal provisions for healthcare fraud offenses that apply to all health benefit programs. This act also created new enforcement mechanisms to combat fraud and abuse, including the Medicare Integrity Program and an incentive program under which individuals can receive up to $1,000 for providing information on Medicare fraud and abuse that leads to the recovery of at least $100 of Medicare funds. In addition, federal enforcement officials now have the ability to exclude from Medicare and Medicaid any investors, officers and managing employees associated with business entities that have committed healthcare fraud. Additionally, this act establishes a violation for the payment of inducements to Medicare or Medicaid beneficiaries in order to influence those beneficiaries to order or receive services from a particular provider or practitioner.
          The Social Security Act also includes a provision commonly known as the “Stark Law.” This law prohibits physicians from referring Medicare and Medicaid patients to entities with which they or any of their immediate family members have a financial relationship for the provision of certain designated health services that are reimbursable by Medicare or Medicaid, including inpatient and outpatient hospital services. The law also prohibits the entity from billing the Medicare program for any items or services that stem from a prohibited referral. Sanctions for violating the Stark Law include civil monetary penalties up to $15,000 per item or service improperly billed and exclusion from the federal healthcare programs. There are a number of exceptions to the self-referral prohibition, including an exception for a physician’s ownership interest in an entire hospital as opposed to an ownership interest in a hospital department. There are also exceptions for many of the customary financial arrangements between physicians and providers, including employment contracts, leases, professional services agreements, non-cash gifts having a value less than $329 (effective January 1, 2007) and recruitment agreements.
          In 2003, Congress passed legislation that modified the hospital ownership exception to the Stark Law by creating an 18-month moratorium on allowing physicians to own interests in new specialty hospitals. The moratorium applied to hospitals that primarily or exclusively treated cardiac, orthopedic or surgical conditions or any other specialized category of patients or cases designated by regulation, unless the hospitals were in operation or development before November 18, 2003, did not increase the number of physician investors, and met certain other requirements. The moratorium expired on June 8, 2005. In March 2005, the Medicare Payment Advisory Commission issued a report on specialty hospitals, in which it recommended that Congress extend the moratorium until January 1, 2007, modify payments to hospitals to reflect more closely the cost of care and allow certain types of gainsharing arrangements. In May 2005, the Department issued a report of its analysis of specialty hospitals in which it recommended reforming certain inpatient hospital services and ambulatory surgery center services payment rates that may encourage the establishment of specialty hospitals and closer scrutiny of the processes for approving new specialty hospitals for participation in Medicare. Further, the Department of Health and Human Services suspended processing new provider enrollment applications for specialty hospitals until January 2006, creating in effect a moratorium on new specialty hospitals. DEFRA, signed into law February 8, 2006, directed the Department of Health and Human Services to extend this enrollment suspension until the earlier of six months from the enactment of DEFRA or the release of a report regarding physician-owned specialty hospitals by the Department of Health and Human Services. On August 8, 2006, the Department of Health and Human Services issued its final report, in which it announced that it would resume processing and certifying provider enrollment applications for specialty hospitals. The Department of Health and Human Services also announced that it will require hospitals to disclose any financial arrangements with physicians. The Department of Health and Human Services has not announced when it will begin collecting this data, the specific data that hospitals will be required to submit or which hospitals will be required to provide information.
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
          CMS has issued final regulations implementing the Stark Law which became effective on or before July 26, 2004. While these regulations help clarify the requirements of the exceptions to the Stark Law, it is unclear how the government will interpret many of these exceptions for enforcement purposes. We cannot assure you that the arrangements entered into by the Company and our hospitals will be found to be in compliance with the Stark Law, as it ultimately may be interpreted.
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
The Federal False Claims Act and Similar State Laws
          Another trend affecting the healthcare industry today is the increased use of the federal False Claims Act, and, in particular, actions being brought by individuals on the government’s behalf under the False Claims Act’s “qui tam” or whistleblower provisions. Whistleblower provisions allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the federal government. If the government intervenes in the action and prevails, the party filing the initial complaint may share in any settlement or judgment. If the government does not intervene in the action, the whistleblower plaintiff may pursue the action independently, and may receive a larger share of any settlement or judgment. When a private party brings a qui tam action under the

False Claims Act, the defendant generally will not be made aware of the lawsuit until the government commences its own investigation or makes a determination whether it will intervene. Under DEFRA, every entity that receives at least five million dollars annually in Medicaid payments must establish, by January 1, 2007, written policies for all employees, contractors or agents, providing detailed information about false claims, false statements and whistleblower protections under certain federal laws, including the federal False Claims Act, and similar state laws.
          When a defendant is determined by a court of law to be liable under the False Claims Act, the defendant must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 to $11,000 for each separate false claim. Settlements entered into prior to litigation usually involve a less severe calculation of damages. There are many potential bases for liability under the False Claims Act. Although liability often arises when an entity knowingly submits a false claim for reimbursement to the federal government, the False Claims Act defines the term “knowingly” broadly. Thus, simple negligence will not give rise to liability under the False Claims Act, but submitting a claim with reckless disregard to its truth or falsity can constitute “knowingly” submitting a false claim and result in liability. In some cases, whistleblowers, the federal government and some courts have taken the position that providers who allegedly have violated other statutes, such as the anti-kickback statute or the Stark Law, have thereby submitted false claims under the False Claims Act.
          A number of states, including states in which we operate, have adopted their own false claims provisions as well as their own whistleblower provisions whereby a private party may file a civil lawsuit in state court. DEFRA creates an incentive for states to enact false claims laws that are comparable to the federal False Claims Act. From time to time, companies in the healthcare industry, including ours, may be subject to actions under the False Claims Act or similar state laws.
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
The Health Insurance Portability and Accountability Act of 1996
          HIPAA requires the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the healthcare industry. The Department of Health and Human Services published final regulations establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. Compliance with these standards became mandatory for our company on October 16, 2003, although the Department of Health and Human Services accepted noncompliant Medicare claims through September 30, 2005. On September 23, 2005, the Department of Health and Human Services proposed a rule that would establish standards for electronic health care claims attachments. In addition, HIPAA requires that each provider apply for and receive a National Provider Identifier by May 2007. We believe that the cost of compliance with these regulations has not had and is not expected to have a material adverse effect on our business, financial position or results of operations.
          HIPAA also requires the Department of Health and Human Services to adopt standards to protect the security and privacy of health-related information. The Department of Health and Human Services issued final regulations containing privacy standards, which became mandatory on April 14, 2003. The privacy regulations extensively regulate the use and disclosure of individually identifiable health-related information. The privacy regulations also provide patients with significant new rights related to understanding and controlling how their health information is used or disclosed. The Department of Health and Human Services released final security regulations which became mandatory on April 20, 2005 and require health care providers to implement administrative, physical and technical practices to protect the security of individually identifiable health information that is electronically maintained or transmitted. We have developed and enforce a HIPAA compliance plan, which we believe complies with HIPAA privacy and security requirements. The privacy regulations and security regulations have and will continue to impose significant costs on our facilities in order to comply with these standards.
          Violations of HIPAA could result in civil penalties of up to $25,000 per type of violation in each calendar year and criminal penalties of up to $250,000 per violation. In addition, there are numerous legislative and regulatory initiatives at the federal and state levels addressing patient privacy and security concerns. Our facilities will continue to remain subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties.
The Emergency Medical Treatment and Active Labor Act
          The Federal Emergency Medical Treatment and Active Labor Act (“EMTALA”) was adopted by Congress in response to reports of a widespread hospital emergency room practice of “patient dumping.” At the time of the enactment, patient dumping was considered to have occurred when a hospital capable of providing the needed care sent a patient to another facility or simply turned the patient away based on such patient’s inability to pay for his or her care. The law imposes requirements upon physicians, hospitals and other facilities that provide emergency medical services. Such requirements pertain to what care must be provided to anyone who comes to such facilities seeking care before they may be transferred to another facility or otherwise denied care. The government broadly interprets the law to cover situations in which patients do not actually present to a hospital’s emergency department, but present to a hospital-based clinic that treats emergency medical conditions on an urgent basis or are transported in a hospital-owned ambulance, subject to certain exceptions. EMTALA does not generally apply to patients admitted for inpatient services. Sanctions for violations of this statute include termination of a hospital’s Medicare provider agreement, exclusion of a physician from participation in Medicare and Medicaid programs and civil money penalties. In addition, the law creates private civil remedies that enable an individual who suffers personal harm as a direct result of a violation of the law, and a medical facility that suffers a financial loss as a direct result of another participating hospital’s violation of the law, to sue the offending hospital for damages and equitable relief. Although we believe that our practices are in material compliance with the law, we can give no assurance that governmental officials responsible for enforcing the law, individuals or other medical facilities will not assert from time to time that our facilities are in violation of this statute.
Healthcare Reform
          The healthcare industry attracts much legislative interest and public attention. Changes in the Medicare, Medicaid and other programs, hospital cost-containment initiatives by public and private payors, proposals to limit payments and healthcare spending and industry-wide competitive factors are highly significant to the healthcare industry. Further, DEFRA, signed into law on February 8, 2006, includes Medicaid cuts of approximately $4.8 billion over five years. In addition, proposed regulatory changes, if implemented, would reduce federal Medicaid funding by an additional $12.2 billion over five years. In addition, a framework of extremely complex federal and state laws, rules and regulations governs the healthcare industry and, for many provisions, there is little history of regulatory or judicial interpretation upon which to rely.
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
Conversion Legislation
          Many states have enacted or are considering enacting laws affecting the conversion or sale of not-for-profit hospitals. These laws generally include provisions relating to attorney general approval, advance notification and community involvement. In addition, attorneys general in states without specific conversion legislation may exercise authority over these transactions based upon existing law. In many states, there has been an increased interest in the oversight of not-for-profit conversions. The adoption of conversion legislation and the increased review of not-for-

profit hospital conversions may increase the cost and difficulty or prevent the completion of transactions with or acquisitions of not-for-profit organizations in various states.
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
          In September 2005, IASIS Healthcare Corporation, our parent company (“IAS”), received a subpoena from the OIG. The subpoena requests production of documents, dating back to January 1999, primarily related to contractual arrangements between certain physicians and our hospitals, including leases, medical directorships and recruitment agreements. We maintain a comprehensive compliance program designed to ensure that we maintain high standards of conduct in the operation of our business in compliance with all applicable laws. Although we continue to be fully committed to regulatory compliance and will cooperate diligently with governmental authorities regarding this matter, there can be no assurance as to the outcome of this matter. If this matter were to be determined unfavorably to us, it could have a material adverse effect on our business, financial condition and results of operations. Further, the outcome of this matter may result in significant fines, other penalties and adverse publicity.
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
Health Choice
          Health Choice is a prepaid Medicaid and Medicare managed health plan in the Phoenix, Arizona area. For the years ended September 30, 2006, 2005 and 2004, Health Choice premium revenue comprised approximately 25.0%, 23.2% and 20.9%, respectively, of our consolidated net revenue. Premium revenue is generated through capitated contracts whereby the Plan provides healthcare services in exchange for fixed periodic payments from the Arizona Health Care Cost Containment System (“AHCCCS”) and CMS. Capitation payments received by Health Choice are recognized as revenue in the month that members are entitled to healthcare services.
          Health Choice’s contract with AHCCCS expires September 30, 2007. The contract provides AHCCCS with a one-year renewal option and is terminable without cause on 90 days’ written notice or for cause upon written notice if we fail to comply with any term or condition of the contract or fail to take corrective action as required to comply with the terms of the contract. Additionally, AHCCCS can terminate our contract in the event of the unavailability of state or federal funding.
          On October 19, 2005, CMS awarded Health Choice a contract to become a Medicare Advantage Prescription Drug (“MAPD”) Special Needs Plan (“SNP”). Effective January 1, 2006, Health Choice began providing coverage as a MAPD SNP provider pursuant to the contract with CMS. The SNP allows Health Choice to offer Medicare and Part D drug benefit coverage for new and existing dual-eligible members, or those that are eligible for Medicare and Medicaid. The contract with CMS, which expires on December 31, 2006, has been renewed for calendar 2007 and includes successive one-year renewal options at the discretion of CMS and is terminable without cause on 90 days’ written notice or for cause upon written notice if we fail to comply with any term or condition of the contract or fail to take corrective action as required to comply with the terms of the contract.
          The Plan subcontracts with hospitals, physicians and other medical providers within Arizona and surrounding states to provide services to its Medicaid enrollees in Apache, Coconino, Gila, Maricopa, Mohave, Navajo, Pima and Pinal counties, and to its Medicare enrollees in Maricopa, Pima, Pinal, Coconino, Apache and Navajo counties. These services are provided regardless of the actual costs incurred to provide these services.
          The Plan receives reinsurance and other supplemental payments from AHCCCS for healthcare costs that exceed stated amounts at a rate ranging from 75% to 100% of qualified healthcare costs in excess of stated levels of up to $35,000 per claim ($50,000 per claim beginning October 1, 2006), depending on the eligibility classification of the member. Qualified costs must be incurred during the contract year and are the lesser of the amount paid by the Plan or the AHCCCS fee schedule. Reinsurance recoveries are recognized under the contract with AHCCCS when healthcare costs exceed stated amounts as provided under the contract, including estimates of such costs at the end of each accounting period.
          As of September 30, 2006, we provided a performance guaranty in the form of a letter of credit in the amount of $20.6 million for the benefit of AHCCCS to support our obligations under the contract to provide and pay for the healthcare services. The amount of the performance guaranty is based primarily upon the membership in the plan and the related capitation paid to us. Additionally, Health Choice maintains a minimum cash balance of $5.0 million and an intercompany demand note with us, which is required under its contract with CMS to provide coverage as a SNP.
          Health Choice is subject to state and federal laws and regulations, and CMS and AHCCCS have the right to audit Health Choice to determine the plan’s compliance with such standards. Health Choice is required to file periodic reports with CMS and AHCCCS and to meet certain financial viability standards. Health Choice also must provide its enrollees with certain mandated benefits and must meet certain quality assurance and improvement requirements. Health Choice must also comply with the electronic transactions regulations and privacy and security standards of HIPAA.
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
          We believe that the incentives offered by Health Choice to its Medicaid and Medicare enrollees and the discounts it receives from contracting healthcare providers satisfy the requirements of the safe harbor regulations. However, failure to satisfy each criterion of the applicable safe harbor does not mean that the arrangement constitutes a violation of the law; rather the safe harbor regulations provide that the arrangement must be analyzed on the basis of its specific facts and circumstances. We believe that Health Choice’s arrangements comply in all material respects with the federal anti-kickback statute and similar Arizona statutes.
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
          We do not expect our obligations under these or other applicable environmental laws and requirements to have a material effect on us. In the course of our operations, we may also identify other circumstances at our facilities, such as water intrusion or the presence of mold or fungus, which warrant action, and we can and do incur additional costs to address those circumstances. Under various environmental laws, we may also be required to clean up or contribute to the cost of cleaning up substances that have been released to the environment either at properties owned or operated by us or our predecessors or at properties to which substances from our operations were sent for off-site treatment or disposal. These remediation obligations may be imposed without regard to fault, and liability for environmental remediation can be substantial. While we cannot predict whether or to what extent we might be held responsible for such cleanup costs in the future, at present we have not identified any significant cleanup costs or liabilities that are expected to have a material effect on us.
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

          The cost of malpractice and other liability insurance, and the premiums and self-retention limits of such insurance, have risen historically. Our experience suggests the rate of growth in professional and general liability insurance costs has generally stabilized, as a result of tort reform legislation in certain states such as Florida and Texas to limit the size of malpractice judgments, as well as improvements in claims experience. For fiscal 2007, our self-insured retention for professional and general liability coverage is unchanged at $5.0 million per claim compared to fiscal 2006. The maximum coverage under our insurance policies also remains unchanged at $75.0 million. Our self-insurance reserves for estimated claims incurred but not yet reported is based upon estimates determined by third-party actuaries. Funding for the self-insured retention of such claims is derived from operating cash flows. We cannot assure you that this insurance will continue to be available at reasonable prices that will allow us to maintain adequate levels of coverage. We also cannot assure you that our cash flow will be adequate to provide for professional and general liability claims in the future.
Our Information Systems
          We use a common information systems platform across all of our hospitals. We use McKesson’s HBOC clinical and patient accounting software and Lawson’s financial application and enterprise resource planning software. We use other vendors for specialized information systems needs for our decision support, emergency and radiology departments.
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
          The cost of maintaining our information systems has increased significantly in recent years. Information systems maintenance expense increased $1.1 million to $5.2 million for the fiscal year ending September 30, 2006 as compared to the prior year. We expect the trend of increased maintenance costs in this area to continue in the future. In addition, we expect to spend approximately $21.0 million on hardware and software costs during 2007.
Merger and Related Financing Transactions
          On June 22, 2004, an investor group led by Texas Pacific Group, (“TPG”), acquired IAS through a merger. In order to effect the acquisition, the investor group established IASIS Investment LLC (“IASIS Investment”), and a wholly owned subsidiary of IASIS Investment, which merged with and into IAS. In the merger, IAS issued shares of common and preferred stock to IASIS Investment, which is the sole stockholder of IAS after giving effect to the merger. Prior to the merger, IAS contributed substantially all of its assets and liabilities to IASIS in exchange for all of the equity interests in IASIS. As a result, IAS is a holding company, IASIS is a limited liability company consisting of 100% common interests owned by IAS and IAS’s operations are conducted by IASIS and its subsidiaries.
          We refer to the merger, the related financing transactions and the applications of the proceeds from the financing transactions as the “Transactions.”

Item 1A. Risk Factors.
          Servicing Our Indebtedness Requires A Significant Amount of Cash. Our Ability To Generate Sufficient Cash Depends On Numerous Factors Beyond Our Control, And We May Be Unable To Generate Sufficient Cash Flow To Service Our Debt Obligations, Including Making Payments On Our 8 3/4% Notes.
          In connection with the Transactions, we issued $475.0 million in aggregate principal amount of 8 3/4% senior subordinated notes due 2014, that were subsequently exchanged for a like amount of 8 3/4% senior subordinated note due 2014 that have been registered under the Securities Act of 1933, as amended, which we refer to as the 8 3/4% notes. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowing will be available to us under our senior secured credit facilities in an amount sufficient to enable us to pay the principal, premium, if any, and interest on our indebtedness, including the 8 3/4% notes, or to fund our other liquidity needs. Our ability to fund these payments is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may need to refinance all or a portion of our indebtedness, including the 8 3/4% notes, on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including the senior secured credit facilities, on commercially reasonable terms or at all. In addition, the terms of existing or future debt agreements, including the amended and restated credit agreement governing the senior secured credit facilities and the indenture governing the notes, may restrict us from effecting any of these alternatives.
          During the next twelve months, we are required to repay $4.3 million in principal under our senior secured credit facilities, $41.6 million in interest under the 8 3/4% notes and $3.0 million in principal under our capital lease obligations. If we cannot make scheduled payments on our debt, we will be in default and, as a result:
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
          We have a significant amount of indebtedness. At September 30, 2006, we had $475.0 million of outstanding 8 3/4% senior subordinated notes due 2014 and $421.9 million of other indebtedness (of which $415.4 million consisted of borrowings under the senior secured credit facilities, and $6.5 million consisted of capital lease obligations and other debt). All of our other indebtedness ranks senior to the 8 3/4% notes. In addition, subject to restrictions in the indenture governing the 8 3/4% notes and the amended and restated credit agreement governing the senior secured credit facilities, we may incur additional indebtedness.
          Our substantial indebtedness could have important consequences to our financial condition and results of operations, including the following:
•	it may be more difficult for us to satisfy our obligations, including debt service requirements under our outstanding debt;

•	our ability to obtain additional financing for working capital, acquisitions, capital expenditures, debt service requirements, or other general corporate purposes may be impaired;

•	we must use a substantial portion of our cash flow to pay principal and interest on our 8 3/4% notes and other indebtedness which will reduce the funds available to us for other purposes;

•	we are more vulnerable to economic downturns and adverse industry conditions;

•	our ability to capitalize on business opportunities and to react to competitive pressures as compared to our competitors may be compromised due to our high level of indebtedness; and

•	our ability to borrow additional funds or to refinance indebtedness may be limited.
          Our senior secured credit facilities are rated by Moody’s and Standard & Poor’s. If these ratings were ever downgraded, our access to and cost of future capital could be adversely affected. Furthermore, all of our indebtedness under the senior secured credit facilities bears interest at variable rates. If these rates were to increase significantly the cost of servicing our debt would increase, which could materially reduce our profitability. In addition, our ability to borrow additional funds may be reduced and the risks related to our substantial indebtedness would intensify.
          If We Are Unable To Retain And Negotiate Favorable Contracts With Managed Care Plans, Our Net Revenue May Be Reduced.
          Our ability to obtain favorable contracts with health maintenance organizations, preferred provider organizations and other managed care plans significantly affects the revenue and operating results of our hospitals. Revenue derived from health maintenance organizations, preferred provider organizations and other managed care plans accounted for 46.0% and 44.5% of our net patient revenue for the years ended September 30, 2006 and 2005, respectively. Our hospitals have over 300 managed care contracts with no one commercial payor representing more than 10.0% of our net patient revenue. In most cases, we negotiate our managed care contracts annually as they come up for renewal at various times during the year. Further, many of these contracts are terminable by either party on relatively short notice. Our future success will depend, in part, on our ability to retain and renew our managed care contracts and enter into new managed care contracts on terms favorable to us. Other healthcare providers, including some with greater geographic coverage or a wider range of services, may impact our ability to enter into managed care contracts or negotiate increases in our reimbursement and other favorable terms and conditions. In one region in which we operate, the largest healthcare provider organization controls one of the largest payor organizations and operates it primarily as a closed network. The patients enrolled in this integrated health system are largely unavailable to us.
          Changes In Legislation and Regulations May Significantly Reduce Government Healthcare Spending And Our Revenue.
          Governmental healthcare programs, principally Medicare and Medicaid, accounted for 38.7% and 39.7% of our net patient revenue for the years ended September 30, 2006 and 2005, respectively. In recent years, legislative changes have resulted in limitations on and, in some cases, reductions in levels of, payments to healthcare providers for certain services under many of these government programs. Further, legislative and regulatory changes have altered the method of payment for various services under the Medicare and Medicaid programs. Recently, CMS announced proposed regulations that, if adopted, would change payment for procedures performed in an ASC effective January 1, 2008. Under this proposal, ASC payment groups would increase from the current nine clinically disparate payment groups to the 221 ASCs used under the outpatient prospective payment system for these surgical services. CMS estimates that the rates for procedures performed in an ASC setting would equal 62% of the corresponding rates paid for the same procedures performed in an outpatient hospital setting. CMS indicates in its discussion of the proposed regulations that it believes that the volumes and service mix of procedures provided in ASCs would change significantly in 2008 under the revised payment system, but that CMS is not able to accurately project those changes. If the proposal is adopted, more Medicare procedures that are now performed in hospitals, such as ours, may be moved to ASCs, reducing surgical volume in our hospitals. ASCs may experience decreased reimbursement depending on their service mix and the final payment rates adopted by CMS. Also, more Medicare procedures that are now performed in ASCs, such as ours, may be moved to physicians’ offices.
          We believe that hospital operating margins across the country, including ours, have been and may continue to be under pressure because of limited pricing flexibility and growth in operating expenses in excess of the increase in prospective payments under the Medicare program. Further, DEFRA, signed into law on February 8, 2006, includes Medicaid cuts of approximately $4.8 billion over five years. In addition, proposed regulatory changes, if implemented, would reduce federal Medicaid funding by an additional $12.2 billion over five years. In addition, a number of states are experiencing budget problems and have adopted or are considering legislation designed to reduce their Medicaid expenditures and to provide universal coverage and additional care, including enrolling Medicaid recipients in managed care programs and imposing additional taxes on hospitals to help finance or expand states’ Medicaid systems.
          Our Hospitals Face Competition For Patients From Other Hospitals And Healthcare Providers That Could Impact Patient Volume.
          In general, the hospital industry is highly competitive. Our hospitals face competition for patients from other hospitals in our markets, large tertiary care centers and outpatient service providers that provide similar services to those provided by our hospitals. All of our facilities are located in geographic areas in which at least one other hospital provides services comparable to those offered by our hospitals. Some of the hospitals that compete with ours are owned by governmental agencies or not-for-profit corporations supported by endowments and charitable contributions and can finance capital expenditures and operations on a tax-exempt basis. In addition, the number of freestanding specialty hospitals, outpatient surgery centers and outpatient diagnostic centers has increased significantly in the areas in which we operate. Some of our competitors also have greater geographic coverage, offer a wider range of services or invest more capital or other resources than we do. If our competitors are able to achieve greater geographic coverage, improve access and convenience to physicians and patients, recruit physicians to provide competing services at their facilities, expand or improve their services or obtain more favorable managed care contracts, we may experience a decline in patient volume. In 2005, CMS began making public performance data relating to ten quality measures that hospitals submit in connection with their Medicare reimbursement. DEFRA expands the number of patient care indicators that hospitals must report beginning with discharges occurring in the third quarter of calendar year 2006, and DEFRA requires that CMS further expand the number of patient care indicators in future years. If any of our hospitals should achieve poor results (or results that are lower than our competitors) on these quality criteria, patient volumes could decline. In the future, other trends toward clinical transparency may have an unanticipated impact on our competitive position and patient volume.
          If We Continue To Experience Growth In Self-Pay Volume And Revenue, Our Financial Condition Or Results Of Operations Could Be Adversely Affected.
          Like others in the hospital industry, we have experienced an increase in our provision for bad debts as a percentage of acute care revenue due to a growth in self-pay volume and revenue resulting in large part from an increase in the number of uninsured patients, along with an increase in the amount of co-payments and deductibles passed on by employers to employees. Although we continue to seek ways of improving point of service collection efforts and implementing appropriate payment plans with our patients, if we continue to experience growth in self-pay volume and revenue, our results of operations could be adversely affected. Further, our ability to improve collections for self-pay patients may be limited by regulatory and investigatory initiatives, including private lawsuits directed at hospital charges and collection practices for uninsured and underinsured patients.
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
          Further, Congress, other governmental entities and private entities currently are performing studies or considering recommendations regarding the effects of physician ownership of both specialty and general acute care hospitals. The results of these studies and recommendations may lead to legislative and regulatory changes that could adversely affect our ability to undertake joint ventures with physicians. DEFRA, signed into law on February 8, 2006, directed the Department of Health and Human Services to extend the Department’s temporary suspension on the enrollment of new specialty hospitals in Medicare until the earlier of six months from the enactment of DEFRA or the release of a report by the Department regarding physician-owned specialty hospitals. On August 8, 2006, the Department issued its final report in which it announced that it would resume processing and certifying provider enrollment applications for specialty hospitals. The Department also announced that it will require hospitals to disclose any financial arrangements with physicians, including ownership interests. The Department has not announced when it will begin collecting this data, the specific data that hospitals will be required to submit or which hospitals will be required to provide information.
          IAS Has Received A Subpoena From The OIG Regarding Physician Arrangements That, If Ultimately Were Determined Unfavorable To Us, Could Have A Material Adverse Effect On Our Business, Financial Condition And Results of Operations.
          In September 2005, IAS received a subpoena from the OIG. The subpoena requests production of documents, dating back to January 1999, primarily related to contractual arrangements between certain physicians and our hospitals, including leases, medical directorships and recruitment agreements. We maintain a comprehensive compliance program designed to ensure that we maintain high standards of conduct in the operation of our business in compliance with all applicable laws. Although we continue to be fully committed to regulatory compliance and will cooperate diligently with governmental authorities regarding this matter, there can be no assurance as to the outcome of this matter. If this matter were to be determined unfavorably to us, it could have a material adverse effect on our business, financial condition and results of operations. Further, the outcome of this matter may result in significant fines, other penalties and adverse publicity. In addition, we have and may continue to incur material fees, costs and expenses in connection with responding to the subpoena.
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
          We engage in many of these and other activities which could be the subject of governmental investigations or inquiries from time to time. For example, we have significant Medicare and Medicaid billings, we have numerous financial arrangements with physicians who are referral sources to our hospitals, we have non-hospital joint venture arrangements involving physician investors and we have five hospitals that have physician investors (with one additional hospital under construction with physician investors). In addition, our executives and managers, many of whom have worked at other healthcare companies that are or may become the subject of federal and state investigations and private litigation, may be included in governmental investigations or named as defendants in private litigation. Any additional investigations of us, our executives or managers could result in significant liabilities or penalties to us, as well as adverse publicity.
          Compliance With Section 404 Of The Sarbanes-Oxley Act May Negatively Impact Our Results Of Operations And Failure To Comply May Subject The Company To Regulatory Scrutiny And A Loss Of Investors’ Confidence In Our Internal Control Over Financial Reporting.
          On December 15, 2006, the Securities and Exchange Commission (“SEC”) announced it is adopting an extension that will postpone the date by which non-accelerated filers must comply with Section 404 of the Sarbanes-Oxley Act of 2002. The extension requires us to perform an evaluation of our internal control over financial reporting and file management’s attestation with our annual report beginning with fiscal 2008. The SEC’s extension requires our auditors to attest to management’s assessment on the effectiveness of our internal control over financial reporting beginning with fiscal 2009. Compliance with these requirements, and any changes in our internal control over financial reporting in response to our internal evaluations, may be expensive and time-consuming and may negatively impact our results of operations. In addition, we cannot assure you that we will be able to meet the required deadlines for compliance with Section 404. Any failure on our part to meet the required compliance deadlines may subject us to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting.
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
          If Any One Of The Regions In Which We Operate Experiences An Economic Downturn Or Other Material Change, Our Overall Business Results May Suffer.
          Of our 14 acute care hospitals, four are located in Salt Lake City, three are located in Phoenix, three are located in Tampa-St. Petersburg, three are located in the state of Texas and one is located in Las Vegas. In addition, our health plan, Health Choice, and our behavioral health hospital are located in Phoenix. For the year ended September 30, 2006, our net revenue was generated as follows:

Health Choice	25.0%
Salt Lake City, Utah	22.5
Phoenix, Arizona (excluding Health Choice)	16.3
Three cities in Texas, including San Antonio	17.3
Tampa-St. Petersburg, Florida	12.6
Las Vegas, Nevada	6.3
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

          In particular, as a result of Hurricane Rita, the local economy of Port Arthur, Texas and surrounding areas served by our hospital, The Medical Center of Southeast Texas, has been adversely affected. The devastation caused by Hurricane Rita has resulted in a reduction in the availability of habitable housing, an increase in the unemployment rate in Port Arthur and the temporary closure of several local businesses. On an annual basis, this hospital comprises approximately 9.0% of our total acute care revenue.
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
          The rising cost of professional liability insurance and, in some cases, the lack of availability of such insurance coverage, for physicians with privileges at our hospitals increases our risk of vicarious liability in cases where both our hospital and the uninsured or underinsured physician are named as co-defendants. As a result, we are subject to greater self-insured risk and may be required to fund claims out of our operating cash flow to a greater extent than during 2006. We cannot assure you that we will be able to continue to obtain insurance coverage in the future or that such insurance coverage, if it is available, will be available on acceptable terms.
          Consistent with 2006, our fiscal 2007 self-insured retention for professional and general liability coverage is $5.0 million per claim. Additionally, the maximum coverage under our insurance policies is unchanged at $75.0 million. At September 30, 2006 and 2005, our professional and general liability accrual for asserted and unasserted claims was approximately $38.1 million and $33.4 million, respectively.
          Our Hospitals Face Increasing Insurance Costs That May Reduce Our Cash Flows And Net Earnings.
          The cost of liability insurance has negatively affected operating results and cash flows throughout the healthcare industry due to pricing pressures on insurers and fewer carriers willing to underwrite professional and general liability insurance. Although the cost of insurance moderated somewhat in fiscal 2006, the high cost of professional liability insurance coverage and, in some cases, the lack of availability of such insurance coverage for physicians with privileges at our hospitals increases our risk of vicarious liability in cases where both our hospital and the uninsured or underinsured physician are named as co-defendants. For the year ended September 30, 2006, our insurance expense was $25.2 million, an increase of $300,000 from the year ended September 30, 2005. Some states, including certain states in which we operate, have recently passed tort reform legislation or are considering such legislation to place limits on non-economic damages, which contributed to the moderation in liability insurance costs in fiscal 2006. However, there is no assurance that the recent moderation in insurance costs will continue. Furthermore, we cannot assure you that we will be able to continue to obtain insurance coverage in the future or that, such insurance coverage, if it is available, will be available on acceptable terms.
          Operations At Our Hospitals Have Been And May Be Negatively Impacted By Certain Factors, Including Severe Weather Conditions And The Impact Of Natural Disasters.
          Our revenue and volume trends will be based on many factors, including physicians’ clinical decisions on patients, physicians’ availability, the change of payor programs to a more outpatient-based environment, availability of services at our facilities, severe weather conditions and the impact of natural disasters, including hurricanes and tornados. Any of these factors could have a material adverse effect on our operations, including revenue and volume trends, and many of these factors will be outside of our control. Damages incurred by us and other companies with operations in the Gulf Coast area as a result of recent catastrophic hurricanes have resulted in significant property loss claims and settlements for the insurance industry. Our current policy for property insurance provides maximum coverage of $500 million per occurrence with a 5% deductible based on insured value of each property or business damaged. Recent damage from these catastrophic hurricanes, as well as the occurrence of future natural disasters, could continue to drive the cost of property insurance higher. We cannot be certain that any future losses from business interruption or property damage, along with increases in property insurance costs, will not have a material effect on our results of operations and cash flows.
          If We Are Unable To Control Healthcare Costs At Health Choice, Our Profitability May Be Adversely Affected.
          Health Choice derives its premium revenue, which represents 25.0% of our consolidated net revenue, through a contract with AHCCCS, which is the state agency that administers Arizona’s Medicaid program, and a contract with CMS for the MAPD SNP. For the year ended September 30, 2006, we derived 22.7% of our consolidated net revenue from our contract with AHCCCS, compared to 23.2% in the prior year. AHCCCS and CMS set the capitated rates we receive at Health Choice which, in turn, subcontracts with physicians, hospitals and other healthcare providers to provide services to its enrollees. If we fail to effectively manage healthcare costs, these costs may exceed the payments we receive. Historically, our medical claims expense as a percentage of premium revenue has fluctuated. Our medical loss ratio was 87.2% for the year ended September 30, 2006, compared to 88.0% in the prior year. Relatively small changes in these medical loss ratios can create significant changes in the profitability of Health Choice. Many factors can cause actual healthcare costs to exceed the capitated rates set by AHCCCS and CMS, including:
•	our ability to contract with cost-effective healthcare providers;

•	the increased cost of individual healthcare services;

•	the type and number of individual healthcare services delivered; and

•	the occurrence of catastrophes, epidemics or other unforeseen occurrences.
          Although we have been able to manage medical claims expense through a variety of techniques, we may not be able to continue to effectively manage medical claims expense in the future. Additionally, any future growth in members increases the risk associated with effectively managing health claims expense. If our medical claims expense increases or capitated rates set by AHCCCS or CMS decrease, our financial condition or results of operations may be adversely affected.
          If Health Choice’s Contract with AHCCCS Was Discontinued, Our Net Revenue And Profitability Would Be Adversely Affected.
          Health Choice’s contract with the AHCCCS expires September 30, 2007. The contract provides AHCCCS with a one-year renewal option and is terminable without cause on 90 days’ written notice or for cause upon written notice if we fail to comply with any term or condition of the contract or fail to take corrective action as required to comply with the terms of the contract. Additionally, AHCCCS can terminate our contract in the event of the unavailability of state or federal funding. As other health plans attempt to enter the Arizona market, we may face increased competition. If we are unable to renew, successfully rebid or compete for our contract with the AHCCCS, or if our contract is terminated, our financial condition, cash flows and results of operations would be adversely affected.
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
          Difficulties With The Integration Of Acquisitions May Disrupt Our Ongoing Operations.
          On July 21, 2006, we signed a definitive agreement to acquire Glenwood Regional Medical Center located in West Monroe, Louisiana. We expect to close on this acquisition during the first calendar quarter of 2007. If we are able to successfully complete this or other hospital acquisitions, we cannot guarantee that we will be able to effectively integrate the acquired facilities with our existing operations. The process of integrating acquired hospitals may require a disproportionate amount of management’s time and attention, potentially distracting management from its other day-to-day responsibilities. In addition, poor integration of acquired facilities could cause interruptions to our business activities, including those of the acquired facilities. As a result, we may not realize all or any of the anticipated benefits of an acquisition and we may incur significant costs related to the acquisitions or integration of these facilities. In addition, we may acquire hospitals that have unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations. Although we seek indemnification from prospective sellers covering these matters, we may nevertheless have material liabilities for past activities of acquired hospitals.
          Difficulties With Construction and Opening Of Our New Hospital May Require Unanticipated Capital Expenditures and Start-up Costs And Adversely Affect Our Business.
          We are constructing Mountain Vista Medical Center, a new 172-bed hospital in the East Valley of Phoenix, Arizona, which we expect to open on June 1, 2007. The total cost to build and equip the new hospital is currently estimated to be approximately $170.0 to $180.0 million. We expect to incur approximately $100.0 to $105.0 million in capital expenditures during fiscal 2007 related to the construction of this hospital. Our ability to complete construction of the hospital on our anticipated budget and schedule would depend on a number of factors, including, but not limited to:
•	our ability to control construction costs;

•	the failure of general contractors or subcontractors to perform under their contracts;

•	adverse weather conditions;

•	shortages of labor or materials;

•	our ability to obtain necessary licensing and other required governmental authorizations; and

•	other unforeseen problems and delays.
          Additionally, we may incur significant start-up costs in the months preceding the opening of the new hospital, in addition to a time period post-opening as operations and volume ramp-up. The process of opening the new hospital may also require a disproportionate amount of management’s time and attention, potentially distracting management from its other day-to-day responsibilities.
          We also may experience difficulties with the opening of the new hospital, such as recruiting members to the medical staff of the hospital and attracting patients to the hospital. If patients who we expect to utilize the hospital choose to utilize other facilities, we may experience lower volume and admissions than expected and our business, financial condition and results of operations could be adversely affected.
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
          If The Costs For Construction Materials And Labor Continue To Rise, Such Increased Costs Could Have An Adverse Impact On The Return On Investment Relating To Our New Hospital And Other Expansion Projects.
          The cost of construction materials and labor has significantly increased over the past two years as a result of global and domestic events. We have experienced significant increases in the cost of steel due to the demand in China for such materials and an increase in the cost of lumber and drywall due to multiple catastrophic hurricanes in the United States. As we continue to invest in modern technologies, emergency rooms and operating room expansions, along with the construction of our new hospital in the East Valley of Phoenix, we expend large sums of cash generated from operating activities. We evaluate the financial viability of such projects based on whether the projected cash flow return on investment exceeds the Company’s cost of capital by an acceptable amount. Such returns may not be achieved if the cost of construction continues to rise significantly or anticipated volumes do not materialize.
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
          If The Fair Value Of Our Reporting Units Declines, A Material Non-Cash Charge To Earnings From Impairment Of Our Goodwill Could Result.
          An investor group led by TPG acquired our predecessor company in fiscal 2004. We recorded a significant portion of the purchase price as goodwill. At September 30, 2006, we had approximately $756.5 million of goodwill recorded on our books. We expect to recover the carrying value of this goodwill through our future cash flows. On an ongoing basis, we evaluate, based on the fair value of our reporting units, whether the carrying value of our goodwill is impaired. If the carrying value of our goodwill is impaired, we may incur a material non-cash charge to earnings.
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
Item 4. Submission of Matters to a Vote of Security Holders.
          No matters were submitted to a vote of security holders during the fourth quarter ended September 30, 2006.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
          There is no established public trading market for our common interests. At September 30, 2006, all of our common interests were owned by IASIS Healthcare Corporation, a Delaware corporation, referred to as IAS.
          See Item 12., “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, included elsewhere in this report for information regarding our equity compensation plans.
Item 6. Selected Financial Data.
          The following tables present selected historical financial data for the fiscal years ended September 30, 2002 and 2003 and the period ended June 22, 2004, derived from the audited consolidated financial statements of IAS, as predecessor to IASIS. The selected financial data for the period from June 23, 2004 through September 30, 2004 and the fiscal years ended September 30, 2005 and 2006 reflects the results of operations of IASIS following the Transactions and was derived from the audited consolidated financial statements of IASIS, as successor to IAS. The selected historical financial data of the combined predecessor and successor for the year ended September 30, 2004 was derived from the audited financial statements for the respective periods in 2004 discussed above.
          The audited consolidated financial statements of IAS and IASIS referenced above, together with the related report of the independent registered public accounting firm, are included elsewhere is this report. The selected financial information and other data presented below should be read in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto included elsewhere in this report.

			Combined
	IASIS		Basis	IASIS	IAS
				June 23,	October 1,
				2004	2003
	Year Ended	Year Ended	Year Ended	through	through	Year Ended
	September 30,	September 30,	September 30,	September 30,	June 22,	September 30,
	2006	2005	2004	2004	2004 (1)	2003	2002
	(dollars in thousands)				(dollars in thousands)
Statement of Operations Data:
Net revenue	$1,625,996	$1,523,727	$1,386,634	$389,474	$997,160	$1,088,156	$949,888
Costs and expenses:
Salaries and benefits	470,171	442,173	424,419	115,538	308,881	375,509	324,713
Supplies and other operating expenses	434,124	396,573	379,239	103,926	275,313	316,681	274,302
Medical claims	343,660	302,204	242,389	74,051	168,338	128,595	116,607
Provision for bad debts	141,774	133,870	126,952	39,486	87,466	86,231	72,238
Rentals and leases	34,956	32,750	31,998	8,840	23,158	33,545	31,998
Interest expense, net	69,687	66,002	59,394	17,459	41,935	57,552	59,664
Depreciation and amortization	71,925	71,037	68,084	19,856	48,228	52,609	41,764
Management fees	4,189	3,791	746	746	—	—	—
Hurricane-related expenses (2)	—	4,762	—	—	—	—	—
Business interruption insurance recoveries (3)	(8,974)	—	—	—	—	—	—
Loss on early extinguishment of debt	—	—	52,084	232	51,852	3,900	—
Merger expenses (4)	—	—	19,750	—	19,750	—	—
Write-off of debt issue costs	—	—	8,850	—	8,850	—	—
Impairment of assets held for sale (5)	—	—	—	—	—	11,741	—

Total costs and expenses	1,561,512	1,453,162	1,413,905	380,134	1,033,771	1,066,363	921,286

			Combined
	IASIS		Basis	IASIS	IAS
				June 23,	October 1,
				2004	2003
	Year Ended	Year Ended	Year Ended	through	through	Year Ended
	September 30,	September 30,	September 30,	September 30,	June 22,	September 30,
	2006	2005	2004	2004	2004 (1)	2003	2002
Earning (loss) from continuing operations before gain (loss) on disposal of assets, minority interests, income taxes and cumulative effect of a change in accounting principle	64,484	70,565	(27,271)	9,340	(36,611)	21,793	28,602

Gain (loss) on disposal of assets, net (5)	899	(231)	3,624	(107)	3,731	588	(7)
Minority interests	(3,546)	(2,891)	(4,305)	(1,207)	(3,098)	(1,828)	(1,042)

Earnings (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle	61,837	67,443	(27,952)	8,026	(35,978)	20,553	27,553
Income tax expense	22,288	26,851	4,473	3,321	1,152	—	—

Net earnings (loss) from continuing operations before cumulative effect of a change in accounting principle	39,549	40,592	(32,425)	4,705	(37,130)	20,553	27,553
Loss from discontinued operations and cumulative effect of a change in accounting principle (6)	—	—	—	—	—	—	(38,525)

Net earnings (loss)	$39,549	$40,592	$(32,425)	$4,705	$(37,130)	$20,553	$(10,972)

Balance Sheet Data (at end of period):
Cash and cash equivalents	$95,415	$89,097	$98,805	$98,805	$—	$101,070	$—
Total assets	1,967,835	1,852,724	1,724,161	1,724,161	—	1,029,999	898,483
Long-term debt and capital lease obligations (including current portion)	896,945	904,808	912,754	912,754	—	664,434	582,943
Stockholders’ equity	—	—	—	—	—	176,099	155,544
Member’s equity	656,496	616,947	573,705	573,705	—	—	—

(1)	The selected financial data includes complete financial data for all of the periods noted with the exception of North Vista Hospital. The results of North Vista Hospital are included from February 1, 2004, the date of acquisition.

(2)	Results for the year ended September 30, 2005 include an adverse financial impact of approximately $4.8 million before income taxes as a result of property damage to our facility in Port Arthur, Texas, resulting from the impact of Hurricane Rita.

(3)	Results for the year ended September 30, 2006 include $9.0 million of business interruption insurance recoveries received in connection with the temporary closure and disruption of operations at The Medical Center of Southeast Texas, in Port Arthur, Texas, as a result of Hurricane Rita.

(4)	Merger expenses include legal and advisory expenses and special bonus compensation of IAS incurred in connection with its acquisition by the investor group led by TPG.

(5)	During 2003, we recorded an impairment charge of $11.7 million on the Rocky Mountain Medical Center net assets held for sale to reflect the estimated net proceeds from sale to potential purchasers who would convert the property’s use to retail. During the quarter ended March 31, 2004, we sold the Rocky Mountain Medical Center property and recorded a gain on the sale of this property of approximately $3.6 million.

(6)	Consists of the cumulative effect of a change in accounting principle of a $39.5 million non-cash transitional impairment charge related to the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, during the fiscal year ended September 30, 2002, and reversal of excess loss accrual on discontinued operations of $1.0 million for the fiscal year ended September 30, 2002.

Selected Operating Data
          The following table sets forth certain unaudited operating data for each of the periods presented.

	Year Ended September 30,
	2006	2005	2004
Acute Care (1):
Number of acute care hospitals at end of period (2)	14	14	15
Beds in service at end of period	2,206	2,219	2,267
Average length of stay (days) (3)	4.56	4.43	4.37
Occupancy rates (average beds in service)	50.9%	48.3%	49.8%
Admissions (4)	88,701	88,836	90,236
Adjusted admissions (5)	144,929	145,346	145,035
Patient days (6)	404,292	393,523	395,067
Adjusted patient days (5)	638,192	620,717	612,941
Net patient revenue per adjusted admission (7)	$8,325	$7,946	$7,461

Health Choice (8):
Medicaid covered lives	110,813	113,589	105,372
Dual-eligible lives (9)	3,937	—	—
Medical loss ratio (10)	87.2%	88.0%	87.2%

(1)	Includes North Vista Hospital beginning February 1, 2004.

(2)	Excludes St. Luke’s Behavioral Hospital. Beginning April 1, 2005, includes The Medical Center of Southeast Texas and excludes Mid-Jefferson Hospital and Park Place Medical Center.

(3)	Represents the average number of days that a patient stayed in our hospitals.

(4)	Represents the total number of patients admitted to our hospitals for stays in excess of 23 hours. Management and investors use this number as a general measure of inpatient volume.

(5)	Adjusted admissions and adjusted patient days are general measures of combined inpatient and outpatient volume. We compute adjusted admissions/patient days by multiplying admissions/patient days by gross patient revenue and then dividing that number by gross inpatient revenue.

(6)	Represents the number of days our beds were occupied by inpatients over the period.

(7)	Includes the impact of our company-wide uninsured discount program, which became effective in the third quarter of fiscal 2006. The uninsured discount program offers discounts to all uninsured patients receiving healthcare services who do not qualify for assistance under state Medicaid, other federal or state assistance plans or charity. The uninsured discount program had the effect of reducing net revenue and the provision for bad debts by generally corresponding amounts.

(8)	Includes our MAPD SNP effective January 1, 2006.

(9)	Represents members eligible for Medicare and Medicaid benefits under Health Choice’s contract with CMS to provide coverage as a MAPD SNP.

(10)	Represents medical claims expense as a percentage of premium revenue, including claims paid to our hospitals.

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
          To assist in the comparability of our financial results and facilitate an understanding of our results of operations, the following overview and analysis combines the results of operations of IAS for October 1, 2003 to June 22, 2004, with the results of operations of IASIS for June 23, 2004 to September 30, 2004 to discuss results for the year ended September 30, 2004, and compares such combined results with the results of operations of IASIS for the years ended September 30, 2006 and 2005. Data for the fiscal years ended September 30, 2006, 2005 and 2004 has been derived from our audited consolidated financial statements. References herein to “we,” “us,” “our” and “our company” are to IASIS and its subsidiaries and, unless indicated otherwise or the context requires, include IAS.
FORWARD LOOKING STATEMENTS
          Some of the statements we make in this annual report on Form 10-K are forward-looking within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations including, but not limited to, the discussions of our operating and growth strategy (including possible acquisitions and dispositions), financing needs, projections of revenue, income or loss, capital expenditures and future operations. Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results in future periods to differ materially from those anticipated in the forward-looking statements. Those risks and uncertainties include, among others, the risks and uncertainties discussed under Item 1A, “Risk Factors” in this Annual Report on Form 10-K. Although we believe that the assumptions underlying the forward-looking statements contained in this report are reasonable, any of these assumptions could prove to be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included in this report, you should not regard the inclusion of such information as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.
EXECUTIVE OVERVIEW
          We are a leading owner and operator of medium-sized acute care hospitals in high-growth urban and suburban markets. We operate our hospitals with a strong community focus by offering and developing healthcare services targeted to the needs of the markets we serve, promoting strong relationships with physicians and working with local managed care plans. At September 30, 2006, we owned or leased 14 acute care hospitals and one behavioral health hospital, with a total of 2,206 beds in service, located in five regions:
•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	Tampa-St. Petersburg, Florida;

•	three cities in Texas, including San Antonio; and

•	Las Vegas, Nevada.
          We also own and operate a Medicaid and Medicare managed health plan in Phoenix called Health Choice.
          We are currently constructing Mountain Vista Medical Center, a new 172-bed hospital located in Mesa, Arizona. The current build-out and cost to equip are estimated at approximately $170.0 to $180.0 million. We currently plan to open our new hospital in the East Valley of Phoenix, Arizona, on June 1, 2007.
          On July 21, 2006, we announced the signing of a definitive agreement to acquire Glenwood Regional Medical Center located in West Monroe, Louisiana. The purchase price for the hospital is approximately $82.5 million, subject to net working capital and other purchase price adjustments. Additionally, we plan to make capital expenditures on the hospital campus of approximately $30.0 million over the next four years. We expect the acquisition to close during the first calendar quarter of 2007, subject to approval of the Louisiana Attorney General and the satisfaction of other closing conditions.
          Our operating results for the year ended September 30, 2006 were negatively impacted by the temporary closure and disruption of operations at The Medical Center of Southeast Texas, in Port Arthur, Texas as a result of Hurricane Rita. The Medical Center of Southeast Texas comprises approximately 9.0% of our total acute care revenue as of September 30, 2006. Although we reopened the hospital during the quarter ended December 31, 2005, volumes during the year remained affected while the surrounding community and its residents continue to recover from the aftermath of the hurricane. In addition to lost revenue, we continued to pay all hospital employees’ full wages and benefits during the closure and reopening phase-in periods and incurred other fixed operating expenses. As we phased in the reopening of the hospital, beginning with the emergency room, the volume we experienced was generally higher in its mix of uninsured or self-pay patients. While currently beginning to moderate, this trend continued during most of fiscal year 2006.
          During the year ended September 30, 2006, we recorded $9.0 million of business interruption insurance recoveries resulting from the temporary closure of and disruption of operations at The Medical Center of Southeast Texas. These proceeds, which are net of $4.6 million in related deductibles, represent advance payments issued during the claim settlement process. We are currently working with our insurer to process a final settlement for these losses; however, the timing and amount of any additional proceeds have not yet been determined.
          During the third quarter of fiscal 2006, we implemented a company-wide uninsured discount program offering discounts to all uninsured patients receiving healthcare services who do not qualify for assistance under state Medicaid, other federal or state assistance plans or charity care. Since implementing the program, we have provided uninsured discounts totaling $20.3 million for the year ended September 30, 2006. These discounts to the uninsured had the effect of reducing acute care revenue and the provision for bad debts by generally corresponding amounts. The reduction of acute care revenue resulted in an increase in expenses as a percentage of acute care revenue, other than the provision for bad debts, compared to what they would have been if the uninsured discount program had not been implemented.
          Effective January 1, 2006, we implemented a new MAPD SNP at Health Choice. The roll-out of this new product resulted in approximately 3,900 additional covered lives as of September 30, 2006, resulting in premium revenue of approximately $37.3 million.
Revenue and Volume Trends
          Net revenue is comprised of acute care and premium revenue. Acute care revenue is comprised of net patient revenue and other revenue. Net patient revenue is reported net of discounts and contractual adjustments. The contractual adjustments principally result from differences between the hospitals’ established charges and payment rates under Medicare, Medicaid and various managed care plans. The calculation of appropriate payments from the Medicare and Medicaid programs as well as terms governing agreements with other third-party payors are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount. Premium revenue consists of revenue from Health Choice, our Medicaid and Medicare managed health plan. Other revenue includes medical office building rental income and other miscellaneous revenue.
          Net revenue for the year ended September 30, 2006 increased 6.7% to $1.6 billion, compared with $1.5 billion for the prior year. Premium revenue from Health Choice contributed $53.3 million to the total increase in net revenue, of which $37.3 million relates to the new MAPD SNP product.
          Net patient revenue per adjusted admission increased 4.8% for the year ended September 30, 2006, compared with the prior year. Excluding the impact of uninsured discounts, net patient revenue per adjusted admission increased 6.5% over the prior year. Admissions and adjusted admissions decreased 0.2% and 0.3%, respectively, for the year ended September 30, 2006, when compared with the prior year. Our overall volumes were impacted in part by Hurricane Rita’s devastation of the Port Arthur area. Excluding The Medical Center of Southeast Texas, admissions and adjusted admissions increased 0.2% and 0.5%, respectively, for the year ended September 30, 2006. While we experienced generally weaker volume in fiscal 2006, our operating results continue to benefit from favorable pricing trends and demonstrate our ability to control certain operating costs. This is in part attributable to our product line focus and capital investments in our facilities.
          The following table provides the sources of our net patient revenue by payor for the years ended September 30, 2006, 2005 and 2004.

	Year Ended
	September 30,
	2006	2005	2004
Medicare	24.2%	26.6%	26.3%
Medicaid	14.5	13.1	14.1
Managed care	46.0	44.5	43.5
Self-pay and other	15.3	15.8	16.1

Total	100.0%	100.0%	100.0%

          A large percentage of our hospitals’ net patient revenue consists of fixed payment, discounted sources, including Medicare, Medicaid and managed care organizations. Reimbursement for Medicare and Medicaid services are often fixed regardless of the cost incurred or the level of services provided. Similarly, a greater percentage of the managed care companies we contract with have recently begun to reimburse providers on a fixed payment basis regardless of the costs incurred or the level of services provided. Since the implementation of Medicare Part D coverage, we have experienced a shift of traditional Medicare beneficiaries to managed Medicare, which we classify as managed care in the table above. We expect patient volumes from Medicare beneficiaries to continue this shift in coverage, while increasing over the long term due to the general aging of the population and the incentives put into place by the federal government to move more beneficiaries to managed Medicare care plans.
          We have experienced an increase in net patient revenue at our hospital operations due to the introduction of new and expanded services at our hospitals, which in part, have driven favorable pricing trends. We continue to benefit from managed care contracting strategies and related price increases that were obtained throughout the past year. However, the consolidation of payors in certain markets may result in reduced reimbursement from managed care organizations in future periods. During the year ended September 30, 2006, changes in patient and service mix have suppressed our overall acuity levels, which have had the effect of reducing, in part, the positive impact of pricing increases. The decline in the self-pay revenue mix for the year ended September 30, 2006 was primarily due to the implementation of the company-wide uninsured discount program. From a service line standpoint, we experienced a decline in certain higher acuity services, including cardiovascular surgical, orthopedic and bariatric cases, while lower acuity obstetric services increased. We have also experienced moderate increases in volume in our neonatal intensive care units and inpatient psychiatric units, which are considered higher margin service lines that generally experience more favorable reimbursement rates. While emergency room visits increased 3.6% and

6.1% for the years ended September 30, 2006 and 2005, respectively, we continue to experience increases in the volume of uninsured patients through our emergency rooms, although at levels which have declined in comparison to the prior year. For the years ended September 30, 2006 and 2005, emergency room visits by uninsured patients increased 4.1% and 9.5%, respectively, over visits in the prior year periods. Self-pay admissions increased 6.8% for the year ended September 30, 2006, when compared to the prior year. Additionally, self-pay admissions as a percentage of total admissions increased 0.3% for the year ended September 30, 2006, when compared to the prior year.
          Health Choice is a prepaid Medicaid and Medicare managed health plan that derives most of its revenue through a contract with AHCCCS to provide specified health services to qualified Medicaid enrollees through contracted providers. AHCCCS is the state agency that administers Arizona’s Medicaid program. The contract requires the Plan to arrange for healthcare services for enrolled Medicaid patients in exchange for fixed monthly premiums, based upon negotiated per capita member rates, and supplemental payments from AHCCCS.
          Health Choice’s contract with AHCCCS expires September 30, 2007. The contract provides AHCCCS with a one-year renewal option and is terminable without cause on 90 days’ written notice or for cause upon written notice if we fail to comply with any term or condition of the contract or fail to take corrective action as required to comply with the terms of the contract. Additionally, AHCCCS can terminate our contract in the event of the unavailability of state or federal funding.
          On October 19, 2005, CMS awarded Health Choice a contract to become a MAPD SNP. Effective January 1, 2006, Health Choice began providing coverage as a MAPD SNP provider pursuant to the contract with CMS. The SNP allows Health Choice to offer Medicare and Part D drug benefit coverage for new and existing dual-eligible members, or those that are eligible for Medicare and Medicaid. Health Choice already served these type members through the AHCCCS Medicaid program. The contract with CMS, which expires on December 31, 2006, has been renewed for calendar 2007 and includes successive one-year renewal options at the discretion of CMS and is terminable without cause on 90 days’ written notice or for cause upon written notice if we fail to comply with any term or condition of the contract or fail to take corrective action as required to comply with the terms of the contract.
          Premium revenue growth at Health Choice for the year ended September 30, 2006 has been primarily attributable to the implementation of the MAPD SNP. As a result of the three year contract with AHCCCS and the implementation of the MAPD SNP, Health Choice enrollment increased to over 114,700 enrollees at September 30, 2006. Premium revenue generated under the AHCCCS and CMS contracts with Health Choice represented approximately 25.0%, 23.2% and 20.9% of our consolidated net revenue for the years ended September 30, 2006, 2005 and 2004, respectively.
          The Medicare Modernization Act, which was signed into law on December 8, 2003, made a number of significant changes to the Medicare program. The Medicare Modernization Act provides a number of potential benefits to our hospitals including, but not limited to:
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
          For federal fiscal years 2006 and 2007, the Medicare Modernization Act provides for hospitals to receive full market basket updates for these years for the provision of inpatient services, but such update amounts are conditioned upon a hospital providing CMS with specific quality data relating to the quality of services provided. Hospitals that fail to provide CMS with the required data specified under the National Voluntary Hospital Reporting Initiative will receive an update equal to the market basket minus 0.4% for federal fiscal year 2006 and the market basket minus 2.0% beginning in federal fiscal year 2007. Our hospitals are currently complying with this reporting requirement.

DEFRA signed into law on February 8, 2006, expands the number of patient care indicators to 21, beginning with discharges occurring in the third quarter of calendar year 2006. On November 1, 2006, CMS announced a final rule that expands to 26 the number of quality measures that must be reported beginning with discharges occurring in the first quarter of calendar year 2007, and requires that hospitals report the results of a 27-question patient perspectives survey beginning with discharges occurring in the third quarter of calendar year 2007.
          The Medicare Modernization Act also decreases hospital reimbursement in a few areas, including, but not limited to, a provision denying updates to hospitals with “high-cost” direct medical education programs.
          CMS recently released a final rule that will increase payments to hospitals for inpatients by an average of 3.4% in federal fiscal year 2007, conditioned upon the submission of the quality data discussed above. On August 1, 2006, CMS announced a final rule that refines the diagnosis-related group payment system. CMS announced that it is considering additional changes effective in federal fiscal year 2008. We cannot predict the impact that any such changes, if finalized, would have on our net revenue. Other Medicare payment changes may also affect our net revenue.
          Recently CMS announced proposed regulations that, if adopted, would change payment for procedures performed in an ASC effective January 1, 2008. Under this proposal, ASC payment groups would increase from the current nine clinically disparate payment groups to the 221 APCs used under the outpatient prospective payment system for these surgical services. CMS estimates that the rates for procedures performed in an ASC setting would equal 62% of the corresponding rates paid for the same procedures performed in an outpatient hospital setting. CMS indicates in its discussion of the proposed regulations that it believes that the volumes and service mix of procedures provided in ASCs would change significantly in 2008 under the revised payment system, but that CMS is not able to accurately project those changes. If the proposal is adopted, more Medicare procedures that are now performed in hospitals, such as ours, may be moved to ASCs, reducing surgical volume in our hospitals. ASCs may experience decreased reimbursement depending on their service mix and the final payment rates adopted by CMS. Also, more Medicare procedures that are now performed in ASCs, such as ours, may be moved to physicians’ offices. Currently, we do not believe that these proposed changes would have a material adverse impact on our results of operations or cash flows.
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
Growth in Bad Debts Resulting From Increased Self-Pay Volume and Revenue
          Like others in the hospital industry, we have experienced increases in self-pay volume that has caused our provision for bad debts to increase. These increases are primarily due to growth in the number of uninsured patients utilizing our emergency rooms, along with an increase in the amount of co-payments and deductibles passed on by employers to employees. Self-pay or uninsured volume through our emergency rooms increased 4.1% for the year ended September 30, 2006, as compared to a 9.5% increase in the prior year. For the year ended September 30, 2006, self-pay admissions as a percentage of total admissions were 4.6%, compared with 4.3% in the prior year. We monitor our self-pay admissions on a daily basis and continue to focus on the efficiency of our emergency rooms through redesigning certain facilities, Medicaid eligibility automation and process-flow improvements. We anticipate that if we experience further growth in self-pay volume and revenue, our provision for bad debts will increase and our results of operations could be adversely affected.

          The approximate percentages of gross hospital receivables (prior to allowances for contractual adjustments and doubtful accounts) are summarized as follows:

	September 30,	September 30,
	2006	2005

Insured receivables	60.4%	60.2%
Uninsured receivables	39.6%	39.8%

Total	100.0%	100.0%

          The percentages in the table above are calculated using gross receivable balances. Uninsured receivables with service dates after implementation of the uninsured discount program and insured receivables are net of contractual discounts recorded at the time of billing. Included in insured receivables are accounts that are pending approval from Medicaid. These receivables were approximately 3.3% and 6.6% of gross hospital receivables at September 30, 2006 and 2005, respectively.
          The approximate percentages of gross hospital receivables in summarized aging categories are as follows:

	September 30,	September 30,
	2006	2005

0 to 90 days	62.7%	63.1%
91 to 180 days	17.7%	18.4%
Over 180 days	19.6%	18.5%

Total	100.0%	100.0%

Additional Charity Care and Charges to the Uninsured
          We currently record revenue deductions for patient accounts that meet our guidelines for charity care. We have traditionally provided charity care to patients with income levels below 200% of the federal property level and will continue this practice. In fiscal 2005, we expanded our charity care policy to cover uninsured patients with incomes above 200% of the federal poverty level. Under the expanded program, a sliding scale of reduced rates is offered to uninsured patients, who are not covered through federal, state or private insurance, with incomes between 200% and 400% of the federal poverty level at all of our hospitals. Charity care deductions increased $6.5 million for the year ended September 30, 2006, as compared to the prior year.
Sub-Acute Care Services
          Inpatient care is expanding to include sub-acute care when a less intensive, lower cost level of care is appropriate. We have been proactive in the development of a variety of sub-acute inpatient services to utilize a portion of our available capacity. By offering cost-effective sub-acute services in appropriate circumstances, we are able to provide a continuum of care when the demand for such services exists. We have identified opportunities to expand sub-acute services within our facilities as appropriate, including inpatient psychiatric and skilled nursing services.
Nursing Shortage
          The hospital industry continues to experience a shortage of nurses, which is forecasted to continue. This nursing shortage has created an environment that has required an increased use of nursing contract labor in most of our markets, particularly in our Phoenix, Arizona market. While we have experienced continued difficulty in retaining and recruiting nurses in the Phoenix market, similar to other providers in the region, we have experienced slight improvement in our nursing contract labor during the recent months. We believe this improvement is a result of our comprehensive recruiting and retention plan for nurses that focus on competitive salaries and benefits as well as employee satisfaction, best practices, tuition assistance, effective training programs and workplace environment. We have expanded our relationships with colleges and universities, which includes our sponsorship of nursing scholarship programs. Finally, we are continuing to recruit qualified nurses from countries outside of the United States, including India. Contract labor expense for nursing services as a percentage of acute care revenue increased 0.2% for the year ended September 30, 2006, as compared to the prior year. Recent identifiable improvements in the Phoenix market, as well as our Nevada market, have been somewhat mitigated by increasing challenges that continue to face the industry. Should we be unsuccessful in our attempts to maintain nursing coverage adequate for our present and future needs, our future operating results could be adversely affected.
Decreased Federal and State Funding for Medicaid Programs
          Some of the states in which we operate have experienced budget constraints as a result of increased costs and lower than expected tax collections. Health and human services programs, including Medicaid and similar programs, represent a significant portion of state spending. As a response to these budgetary concerns, some states have proposed and other states may propose decreased funding for these programs or other structural changes. DEFRA, signed into law on February 8, 2006, included Medicaid cuts of approximately $4.8 billion over five years. In addition, proposed regulatory changes would, if implemented, reduce federal Medicaid funding by an additional $12.2 billion over five years. If funding decreases are approved by the states in which we operate, our operating results and cash flows could be adversely affected.
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
Volatility of Insurance Costs
          Our fiscal 2006 self-insured retention for professional and general liability coverage was $5.0 million per claim and $55.0 million in the aggregate. Additionally, the maximum coverage under our insurance policies is $75.0 million. The high cost of professional liability insurance coverage and, in some cases, the lack of availability of such insurance coverage for physicians with privileges at our hospitals, increases our risk of vicarious liability in cases in which both our hospital and the uninsured or underinsured physician are named as co-defendants. Our professional liability exposure also increases when our subsidiaries employ physicians. We have continued to experience some moderation in costs during the current year, including favorable claims experience. Some states, including certain states in which we operate, have recently passed tort reform legislation or are considering such legislation to place limits on non-economic damages, which, in part, has resulted in improved loss experience. The valuation from our independent actuary for professional and general liability losses resulted in a change in our related accrual estimates for prior periods which increased our professional and general liability expense by $589,000 during the year ended September 30, 2006.
          For the year ended September 30, 2006, our insurance expense as a percentage of acute care revenue declined by 0.1% when compared to the prior year. For the year ended September 30, 2005, our insurance expense decreased 0.3% as a percentage of acute care revenue when compared to the fiscal 2004 year. There is no assurance that insurance costs will continue to moderate. If insurance costs begin to rise again, we cannot be certain that significant increases will not have a material adverse effect on our future operating results and cash flows.

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
          Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. In preparing our financial statements, we make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.
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
          Allowance for Doubtful Accounts. Our ability to collect outstanding receivables from third-party payors and patients is critical to our operating performance and cash flows. The primary collection risk lies with uninsured patient accounts or patient accounts for which primary insurance has paid but a patient portion remains outstanding. The provision for bad debts and the allowance for doubtful accounts relate primarily to amounts due directly from patients. Our estimation of the allowance for doubtful accounts is based primarily upon the type and age of the patient accounts receivable and the effectiveness of our collection efforts. Our policy is to reserve a portion of all self-pay receivables, including amounts due from the uninsured and amounts related to co-payments and deductibles, as these charges are recorded. We monitor our accounts receivable balances and the effectiveness of our reserve policies on a monthly basis and review various analytics to support the basis for our estimates. These efforts primarily consist of reviewing the following:
•	Revenue and volume trends by payor, particularly the self-pay components;

•	Changes in the aging and payor mix of accounts receivable, including increased focus on accounts due from the uninsured and accounts that represent co-payments and deductibles due from patients;

•	Historical write-off and collection experience using a hindsight or look-back approach;

•	Cash collections as a percentage of net patient revenue less bad debt expense;

•	Trending of days revenue in accounts receivable; and

•	Various allowance coverage statistics.
          In addition, we regularly perform hindsight procedures to evaluate historical write-off and collection experience throughout the year to assist in determining the reasonableness of our process for estimating the allowance for doubtful accounts. Due to the implementation of our uninsured discount program, we have modified the methodology used in this analytical tool to account for impact of these uninsured discounts on our accounts receivable. We do not pursue collection of amounts related to patients who qualify for charity care under our guidelines. Charity care accounts are deducted from gross revenue and do not affect the provision for bad debts.
          At September 30, 2006, our self-pay receivables, including amounts due from uninsured patients and co-payment and deductible amounts due from insured patients, was $144.5 million and our allowance for doubtful accounts was $109.9 million. Excluding third-party settlement balances, days revenue in accounts receivable were 54 at September 30, 2006, compared with 50 days at September 30, 2005. Impacting our days revenue in accounts receivable this year was the delay in Medicare payments of approximately $6.8 million as mandated by DEFRA, which were subsequently received in October 2006. For the year ended September 30, 2006, the provision for bad debts increased to 11.5% of acute care revenue, compared to 11.4% for the prior year. Adjusting for the uninsured discount program, the provision for bad debts as a percentage of acute care revenue would have been 13.0% for the year ended September 30, 2006. Significant changes in payor mix or business office operations could have a significant impact on our results of operations and cash flows.
          Allowance for Contractual Discounts and Settlement Estimates. We derive a significant portion of our net patient revenue from Medicare, Medicaid and managed care payors that receive discounts from our standard charges. For the years ended September 30, 2006, 2005 and 2004, Medicare, Medicaid and managed care revenue accounted for 84.7%, 84.2% and 83.9%, respectively, of net patient revenue.
          We estimate contractual discounts and allowances based upon payment terms outlined in our managed care contracts, by federal and state regulations for the Medicare and various Medicaid programs and in accordance with terms of our uninsured discount program. Contractual discounts for most of our patient revenue are determined by an automated process that establishes the discount on a patient-by-patient basis. The payment terms or fee schedules for most payors have been entered into our patient accounting systems. Automated (system-generated) contractual discounts are recorded, at the time a patient account is billed, based upon the system-load payment terms. In certain instances for payors that are not significant or who have not entered into a contract with us, we make manual estimates in determining contractual allowances based upon historical collection rates. At the end of each month, we estimate contractual allowances for all unbilled accounts based on payor-specific six-month average contractual discount rates.
          For governmental payors such as Medicare and Medicaid, we determine contractual discounts or allowances based upon the program’s reimbursement (payment) methodology (i.e. either prospectively determined or retrospectively determined based on costs as defined by the government payor). These contractual discounts are determined by an automated process in a manner similar to the process used for managed care revenue. Under prospective payment programs, we record contractual discounts based upon predetermined reimbursement rates. For retrospective cost-based revenues, which are less prevalent, we estimate contractual allowances based upon historical and current factors which are adjusted as necessary in future periods, when settlements of filed cost reports are received.
          Management continually reviews the contractual estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms that result from contract renegotiations and renewals. All contractual adjustments, regardless of type of payor or method of calculation, are reviewed and compared to actual payment experience on an individual patient account basis. Discrepancies between expected and actual payments are reviewed, and as necessary, appropriate corrections to the patient accounts are made to reflect actual payments received. If a discrepancy exists between the payment terms loaded into the contract management system and the actual discount based on payments received, the system is updated accordingly to ensure appropriate discounting of future charges.
          Additionally, we rely on other analytical tools to ensure our contractual discounts are reasonably estimated. These include, but are not limited to, monitoring of collection experience by payor, reviewing total patient collections as a percentage of net patient revenue (adjusted for the provision for bad debts) on a trailing twelve-month basis, gross to net patient revenue comparisons, contractual allowance metrics, etc. As well, patient accounts are continually reviewed to ensure all patient accounts reflect either system-generated discounts or estimated contractual allowances, as necessary.
          Medicare and Medicaid regulations and various managed care contracts are often complex and may include multiple reimbursement mechanisms for different types of services provided in our healthcare facilities, requiring complex calculations and assumptions subject to interpretation. Additionally, the services authorized and provided and resulting reimbursement are often subject to interpretation. These interpretations sometimes result in payments that differ from our estimates. Additionally, updates to regulations and contract renegotiations occur frequently, necessitating continual review and assessment of the estimation process by management. We have made significant investments in our patient accounting information systems, human resources and internal controls, which we believe greatly reduces the likelihood of a significant variance occurring between the recorded and estimated contractual discounts. Given that most of our contractual discounts are pre-defined or contractually based, continual internal monitoring processes and our use of analytical tools, we believe the aggregate differences between amounts recorded for initial contractual discounts and final contractual discounts resulting from payments received are not significant. Finally, we believe that having a wide variety and large number of managed care contracts that are subject to review and administration on a hospital-by-hospital basis minimizes the impact on the Company’s net revenue of any imprecision in recorded contractual discounts caused by the system-load payment terms of a particular payor. We believe that our systems and processes, as well as other items discussed, provide reasonable assurance that any change in estimate related to contractual discounts are immaterial to our financial position, results of operations and cash flows.
          Insurance Reserves. Given the nature of our operating environment, we may become subject to medical malpractice or workers compensation claims or lawsuits. We maintain third-party insurance coverage for individual malpractice and workers compensation claims to mitigate a portion of this risk. In addition, we maintain excess coverage limiting our exposure to an aggregate annual amount for claims. We estimate our reserve for self-insured professional and general liability and workers compensation risks using historical claims data, demographic factors, severity factors, current incident logs and other actuarial analysis. At September 30, 2006 and 2005, our professional and general liability accrual for asserted and unasserted claims was $38.1 million and $33.4 million, respectively, which is included within other long-term liabilities. For the year ended September 30, 2006, our total premiums and self-insured retention cost for professional and general liability insurance was $25.2 million, compared with $24.9 million in the prior year. Our estimated accrual of the self-insurance risk for workers compensation claims at September 30, 2006 was $8.6 million, compared with $10.1 million in the prior year, which is included in accrued expenses and other current liabilities.
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

          The valuation from our independent actuary for professional and general liability losses resulted in a change in related accrual estimates for prior periods which increased professional and general liability expense by the following amounts:

Year ended September 30, 2006:	$589,000
Year ended September 30, 2005:	$163,000
Year ended September 30, 2004:	$—
          The valuation from our independent actuary for workers’ compensation losses resulted in a change in related accrual estimates for prior periods which increased (decreased) workers’ compensation expense by the following amounts:

Year ended September 30, 2006:	$(3.3 million	)
Year ended September 30, 2005:	$ 1.9 million
Year ended September 30, 2004:	$—
          Medical Claims Payable. Medical claims expense, including claims paid to our hospitals, was $354.5 million, $310.7 million and $253.2 million, or 87.2%, 88.0% and 87.2% of Health Choice premium revenue, for the years ended September 30, 2006, 2005 and 2004, respectively. Our liability for medical claims was $81.8 million at September 30, 2006, compared with $60.2 million in the prior year. We estimate the medical claims payable using historical claims experience (including severity and payment lag time) and other actuarial analysis including number of enrollees, age of enrollees and certain enrollee health indicators to predict the cost of healthcare services provided to enrollees during any given period. While management believes that its estimation methodology effectively captures trends in medical claims costs, actual payments could differ significantly from our estimates given changes in healthcare costs or adverse experience. For the years ended September 30, 2006, 2005 and 2004, approximately $10.9 million, $8.5 million and $10.8 million, respectively, of health plan payments made to hospitals and other healthcare entities owned by us for services provided to our enrollees were eliminated in consolidation. Our operating results and cash flows could be materially affected by increased or decreased utilization of our owned healthcare facilities by enrollees of our health plan.
          Goodwill and Other Intangibles. The accounting policies and estimates related to goodwill and other intangibles are considered critical because of the significant impact that impairment could have on our operating results. We record all assets and liabilities acquired in purchase acquisitions, including goodwill, indefinite-lived intangibles, and other intangibles, at fair value as required by SFAS No. 141, Business Combinations. Goodwill, which was $756.5 million at September 30, 2006, is not amortized but is subject to tests for impairment annually or more often if events or circumstances indicate it may be impaired. The initial recording of goodwill and other intangibles requires subjective judgments concerning estimates of the fair value of the acquired assets. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Other identifiable intangible assets, net of accumulated amortization, were $39.0 million at September 30, 2006. These are amortized over their estimated useful lives and are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections. Estimated cash flows may extend far into the future and, by their nature, are difficult to determine over an extended timeframe. Factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, and changes in discount rates and specific industry or market sector conditions. Other key judgments in accounting for intangibles include useful life and classification between goodwill and indefinite-lived intangibles or other intangibles which require amortization. See “Goodwill and Other Intangibles Assets” in the Notes to Consolidated Financial Statements for additional information regarding intangible assets. To assist in assessing the impact of a goodwill or intangible asset impairment charge at September 30, 2006, we have $795.5 million of goodwill and intangible assets. The impact of a 5% impairment charge would result in a reduction in pre-tax income of approximately $39.8 million.
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
          The estimates, judgments and assumptions used by us under “Allowance for Doubtful Accounts,” “Allowance for Contractual Discounts and Settlement Estimates,” “Insurance Reserves,” “Medical Claims Payable,” “Goodwill and Other Intangibles” and “Income Taxes” are, we believe, reasonable, but involve inherent uncertainties as described above, which may or may not be controllable by management. As a result, the accounting for such items could result in different amounts if management used different assumptions or if different conditions occur in future periods.

RESULTS OF OPERATIONS SUMMARY
          The following table sets forth, for the periods indicated, results of operations data expressed in dollar terms and as a percentage of net revenue. The table includes information both on a consolidated basis and by reportable business segment.

	Year Ended		Year Ended		Year Ended
Consolidated ($ in thousands):	September 30, 2006		September 30, 2005		September 30, 2004
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Net revenue:
Acute care revenue	$1,219,474	75.0%	$1,170,483	76.8%	$1,096,192	79.1%
Premium revenue	406,522	25.0%	353,244	23.2%	290,442	20.9%

Total net revenue	1,625,996	100.0%	1,523,727	100.0%	1,386,634	100.0%

Costs and expenses:
Salaries and benefits	470,171	28.9%	442,173	29.0%	424,419	30.6%
Supplies	187,799	11.5%	184,875	12.1%	176,245	12.7%
Medical claims	343,660	21.1%	302,204	19.8%	242,389	17.5%
Other operating expenses	246,325	15.2%	211,698	13.9%	202,994	14.6%
Provision for bad debts	141,774	8.7%	133,870	8.8%	126,952	9.2%
Rentals and leases	34,956	2.2%	32,750	2.1%	31,998	2.3%
Interest expense, net	69,687	4.3%	66,002	4.4%	59,394	4.3%
Depreciation and amortization	71,925	4.4%	71,037	4.7%	68,084	4.9%
Management fees	4,189	0.3%	3,791	0.3%	746	0.1%
Hurricane-related expenses	—	—	4,762	0.3%	—	—
Loss on early extinguishment of debt	—	—	—	—	52,084	3.8%
Merger expenses	—	—	—	—	19,750	1.4%
Write-off of debt issue costs	—	—	—	—	8,850	0.6%
Business interruption insurance recoveries	(8,974)	(0.6)%	—	—	—	—

Total costs and expenses	1,561,512	96.0%	1,453,162	95.4%	1,413,905	102.0%

Earnings before gain (loss) on disposal of assets, minority interests and income taxes	64,484	4.0%	70,565	4.6%	(27,271)	(2.0)%

Gain (loss) on disposal of assets, net	899	0.0%	(231)	0.0%	3,624	0.3%
Minority interests	(3,546)	(0.2)%	(2,891)	(0.2)%	(4,305)	(0.3)%

Earnings (loss) before income taxes	61,837	3.8%	67,443	4.4%	(27,952)	(2.0)%

Income tax expense	22,288	1.4%	26,851	1.7%	4,473	0.3%

Net earnings (loss)	$39,549	2.4%	$40,592	2.7%	$(32,425)	(2.3)%

	Year Ended		Year Ended		Year Ended
Acute Care ($ in thousands):	September 30, 2006		September 30, 2005		September 30, 2004
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Net revenue:
Acute care revenue	$1,219,474	99.1%	$1,170,483	99.3%	$1,096,192	99.0%
Revenue between segments	10,857	0.9%	8,475	0.7%	10,821	1.0%

Total net revenue (1)	1,230,331	100.0%	1,178,958	100.0%	1,107,013	100.0%

Costs and expenses:
Salaries and benefits	457,540	37.2%	431,609	36.6%	414,797	37.5%
Supplies	187,515	15.2%	184,676	15.7%	176,031	15.9%
Other operating expenses	233,041	18.9%	200,411	17.0%	193,189	17.4%
Provision for bad debts	141,774	11.5%	133,870	11.4%	126,952	11.5%
Rentals and leases	33,874	2.8%	31,849	2.7%	31,296	2.8%
Interest expense, net	69,687	5.7%	66,002	5.6%	59,394	5.4%
Depreciation and amortization	68,539	5.6%	67,840	5.7%	67,893	6.1%
Management fees	4,189	0.3%	3,791	0.3%	746	0.1%
Hurricane-related expenses	—	—	4,762	0.4%	—	—
Business interruption insurance recoveries	(8,974)	(0.7)%	—	—	—	—
Loss on early extinguishment of debt	—	—	—	—	52,084	4.7%
Merger expenses	—	—	—	—	19,750	1.8%
Write-off of debt issue costs	—	—	—	—	8,850	0.8%

Total costs and expenses	1,187,185	96.5%	1,124,810	95.4%	1,150,982	104.0%

Earnings before gain (loss) on disposal of assets, minority interests and income taxes	43,146	3.5%	54,148	4.6%	(43,969)	(4.0)%

Gain (loss) on disposal of assets, net	953	0.1%	(231)	0.0%	3,624	0.3%
Minority interests	(3,546)	(0.3)%	(2,891)	(0.3)%	(4,305)	(0.4)%

Earnings (loss) before income taxes	$40,553	3.3%	$51,026	4.3%	$(44,650)	(4.1)%

(1)	Revenue between segments is eliminated in our consolidated results.

	Year Ended		Year Ended		Year Ended
Health Choice ($ in thousands):	September 30, 2006		September 30, 2005		September 30, 2004
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Premium revenue	$406,522	100.0%	$353,244	100.0%	$290,442	100.0%

Costs and expenses:
Salaries and benefits	12,631	3.1%	10,564	3.0%	9,622	3.3%
Supplies	284	0.1%	199	0.1%	214	0.1%
Medical claims (1)	354,517	87.2%	310,679	88.0%	253,210	87.2%
Other operating expenses	13,284	3.3%	11,287	3.2%	9,805	3.4%
Rentals and leases	1,082	0.3%	901	0.2%	702	0.2%
Depreciation and amortization	3,386	0.8%	3,197	0.9%	191	0.1%

Total costs and expenses	385,184	94.8%	336,827	95.4%	273,744	94.3%

Earnings before loss on disposal of assets	21,338	5.2%	16,417	4.6%	16,698	5.7%
Loss of disposal of assets, net	(54)	0.0%	—	—	—	—

Earnings before income taxes	$21,284	5.2%	$16,417	4.6%	$16,698	5.7%

(1)	Medical claims paid to our hospitals of $10.9 million, $8.5 million and $10.8 million for the years ended September 30, 2006, 2005 and 2004, respectively, is eliminated in our consolidated results.

Supplemental Non-GAAP Disclosures
          During the third quarter of fiscal 2006, we implemented a company-wide uninsured discount program offering discounts to all uninsured patients receiving healthcare services who do not qualify for assistance under state Medicaid, other federal or state assistance plans or charity care. The results of operations for the year ended September 30, 2006, adjusted for the impact of the company-wide uninsured discount program are as follows:

	Operating Measures Adjusted for Comparative Analysis (Unaudited)
	(in thousands, except for statistical measures)
	Year Ended September 30, 2006
			Non-GAAP
	GAAP	Uninsured	Adjusted	GAAP %		Non-GAAP %
	Amounts	Discounts (2)	Amounts (3)	of Revenue		of Revenue (3)
				2006	2005	2006
Acute Care Segment:

Net revenue(1)	$1,230,331	$20,306	$1,250,637	100.0%	100.0%	100.0%

Salaries and benefits	457,540	—	457,540	37.2	36.6	36.6
Supplies	187,515	—	187,515	15.2	15.7	15.0
Other operating expenses	233,041	—	233,041	18.9	17.0	18.6
Provision for bad debts	141,774	20,306	162,080	11.5	11.4	13.0
Rentals and leases	33,874	—	33,874	2.8	2.7	2.7

Net patient revenue per adjusted admission	$8,325	$140	$8,465
Percentage change from prior year	4.8%		6.5%

(1)	Acute care revenue represents total net revenue of the segment prior to the elimination of revenue between segments.

(2)	Includes the impact of discounts provided to uninsured patients for the period.

(3)	Acute care revenue, the provision for bad debts and certain operating expense categories as a percentage of acute care revenue have been adjusted to present certain financial measures on a basis comparative with prior periods (non-GAAP financial measures). Management believes these non-GAAP financial measures are useful to investors for the purpose of providing disclosures of our results of operations consistent with those used by management. While management believes these non-GAAP financial measures provide useful information for period-to-period comparisons, investors are encouraged to use GAAP measures when evaluating financial performance or liquidity.

Year Ended September 30, 2006 and 2005
          Net revenue — Net revenue for the year ended September 30, 2006 was $1.626 billion, an increase of $102.3 million or 6.7%, compared to $1.524 billion in the prior year. The increase in net revenue was a combination of an increase of $49.0 million in net revenue from hospital operations, which we refer to as our acute care service segment in our financial statements, and an increase of $53.3 million in premium revenue from Health Choice.
          Our company-wide uninsured discount program, which became effective during the third quarter of fiscal 2006, resulted in $20.3 million in discounts being provided to uninsured patients during the year ended September 30, 2006. The discounts to the uninsured had the effect of reducing acute care revenue and the provision for bad debts by generally corresponding amounts. The reduction of acute care revenue resulted in an increase in expenses as a percentage of acute care revenue, other than the provision for bad debts, compared to what they would have been if the uninsured discount program had not been implemented.
          Before eliminations, net revenue from our hospital operations for the year ended September 30, 2006 was $1.230 billion, an increase of $51.4 million or 4.4%, compared to $1.179 billion in the prior year. Excluding the impact of the $20.3 million in uninsured discounts, net revenue from our hospital operations increased 6.1% over the prior year. For the year ended September 30, 2006, hospitals and other healthcare entities owned by us received approximately $10.9 million in net revenue from Health Choice, compared with $8.5 million for the prior year. This net revenue was eliminated in our consolidated results.
          Net patient revenue per adjusted admission increased 4.8% for the year ended September 30, 2006, when compared to the prior year. Excluding the impact of uninsured discounts, net patient revenue per adjusted admission increased 6.5% over the prior year, due primarily to increases in managed care and Medicare rates. Pricing in the year ended September 30, 2006 was partially affected by changes in patient mix and a decline in higher acuity inpatient services such as cardiovascular surgery, orthopedic and bariatric cases. During the year ended September 30, 2006, we experienced a decline in our Medicare revenue mix, partially attributable to a shift from traditional Medicare to managed Medicare products, coupled with an increase in Medicaid and self-pay as compared to the prior year. Net adjustments to estimated third-party payor settlements, also known as prior year contractuals, resulted in an increase in net revenue of $433,000 for the year ended September 30, 2006, compared to an increase of $2.1 million in the prior year.
          Premium revenue from Health Choice was $406.5 million for the year ended September 30, 2006, an increase of $53.3 million or 15.1%, when compared to $353.2 million for the prior year. The increase in premium revenue was primarily the result of the implementation of the MAPD SNP at Health Choice on January 1, 2006. The MAPD SNP resulted in additional covered lives of approximately 3,900, which generated premium revenue of $37.3 million for the year ended September 30, 2006. In addition, annual capitation payment rate increases of 5.0% to 6.0% for the Medicaid business also contributed to the increase in net revenue during the year ended September 30, 2006.
          Salaries and benefits — Salaries and benefits expense from our hospital operations for the year ended September 30, 2006 was $457.5 million, or 37.2% of acute care revenue, compared to $431.6 million, or 36.6% of acute care revenue in the prior year. Excluding the impact of uninsured discounts, salaries and benefits as a percentage of acute care revenue would have been 36.6% for the year ended September 30, 2006, which is consistent with the prior year.
          Supplies — Supplies expense from our hospital operations was $187.5 million, or 15.2% of acute care revenue, for the year ended September 30, 2006. Excluding the impact of uninsured discounts, supplies expense would have been 15.0% of acute care revenue for the year ended September 30, 2006, compared with 15.7% in the prior year. The decrease in supply cost as a percentage of acute care revenue was primarily driven by the improvement in the mix of implant costs to total supplies, which is reflective of our decrease in acuity levels experienced during the period. In addition, growth in lower acuity and supply utilization services such as obstetrics and psychiatric care has contributed to the decline in supplies as a percentage of acute care revenue.
          Medical claims — Medical claims expense before eliminations for Health Choice increased $43.8 million to $354.5 million for the year ended September 30, 2006, compared to $310.7 million for the prior year. Medical claims expense represents the amounts paid by Health Choice for health care services provided to its members.

Medical claims expense as a percentage of premium revenue was 87.2% for the year ended September 30, 2006, compared to 88.0% in the prior year. The improvement in medical claims expense was primarily the result of improvements in pharmacy, dental and outpatient costs. Additionally, the medical claims expense ratio under the SNP is currently more favorable than the traditional Medicaid business.
          Other operating expenses — Other operating expenses from our hospital operations for the year ended September 30, 2006 were $233.0 million, or 18.9% of acute care revenue, compared to $200.4 million, or 17.0% of acute care revenue in the prior year. Excluding the impact of uninsured discounts, other operating expenses as a percentage of acute care revenue would have been 18.6% for the year ended September 30, 2006. A portion of the 1.6% increase as a percentage of acute care revenue was due to the continued incurrence of fixed costs at The Medical Center of Southeast Texas during its temporary closure. In addition, during the year ended September 30, 2006, we experienced increases in legal fees, professional fees, physician recruiting costs and utilities expense. During the year ended September 30, 2006, we incurred $8.7 million in legal fees and other expenses associated with responding to the OIG’s request for information, which we received in September 2005. Additionally, professional fees have risen as a result of increases in physician call and anesthesia coverage costs in certain markets. Also contributing to the overall increase in other operating expenses is utility costs, which have increased approximately 17.4% over the prior year.
          Provision for bad debts — Provision for bad debts for our hospital operations for the year ended September 30, 2006 was $141.8 million, or 11.5% of acute care revenue, compared to $133.9 million, or 11.4% of acute care revenue in the prior year. Excluding the impact of uninsured discounts, the provision for bad debts as a percentage of acute care revenue would have been 13.0% for the year ended September 30, 2006. Charity discounts were $36.7 million for the year ended September 30, 2006, compared to $30.2 million in the prior year. We continue to experience an increase in the volume of uninsured patients through our emergency rooms, which increased 4.1% for the year ended September 30, 2006, when compared to the prior year. This trend of uninsured volume through our emergency rooms continues to be the main driver behind the increase in our provision for bad debts and charity care.
          Interest expense, net — Interest expense, net of interest income, for the year ended September 30, 2006 was $69.7 million, compared to $66.0 million in the prior year. This increase of $3.7 million was primarily due to an increase in interest rates, offset by a $2.8 million decrease in the amortization of loan costs for the year ended September 30, 2006, when compared with the prior year. Borrowings under our senior secured credit facilities are subject to interest at variable rates. The weighted average interest rate of outstanding borrowings under the senior secured credit facilities was approximately 7.0% for the year ended September 30, 2006, compared to 5.0% for the prior year.
          Depreciation and amortization — Depreciation and amortization expense for the year ended September 30, 2006 was $71.9 million, compared to $71.0 million in the prior year. The increase of $900,000 was primarily the result of incremental depreciation expense on additions to property and equipment during the period, partially offset by a reduction in depreciation expense related to fully depreciated assets. These additions are the result of the implementation of our operating strategy, pursuant to which we have made substantial investments in our existing facilities.
          Income tax expense — We recorded a provision for income taxes of $22.3 million, resulting in an effective tax rate of 36.0% for the year ended September 30, 2006, compared to $26.9 million, for an effective tax rate of 39.8% in the prior year. The decline in our effective tax rate was due to federal tax credits we expect to receive as a result of Hurricane Rita, a change in Texas law that caused a decrease in previously recorded deferred tax liabilities, and a decrease in our effective state income tax rate.
          Net earnings — Net earnings decreased $1.1 million for the year ended September 30, 2006 to $39.5 million, compared to $40.6 million for the prior year. Net earnings for the year ended September 30, 2006 include $9.0 million of business interruption insurance recoveries received in connection with the temporary closure and disruption of operations at The Medical Center of Southeast Texas, as a result of Hurricane Rita. Net earnings for the year ended September 30, 2005 include $4.8 million in hurricane-related expenses related primarily to property damage at The Medical Center of Southeast Texas, as a result of Hurricane Rita in September 2005.

Year Ended September 30, 2005 and 2004
          Net revenue — Net revenue for the year ended September 30, 2005 was $1.524 billion, an increase of $137.1 million or 9.9%, when compared to $1.386 billion in the prior year. The increase in net revenue was a combination of an increase of $74.3 million in net revenue from hospital operations and an increase of $62.8 million in premium revenue from Health Choice.
          Before eliminations, net revenue from our hospital operations for the year ended September 30, 2005 was $1.179 billion, an increase of $71.9 million or 6.5%, when compared to $1.017 billion in the prior year. For the years ended September 30, 2005 and 2004, approximately $8.5 million and $10.8 million, respectively, of net revenue received from Health Choice by hospitals and other healthcare entities owned by us was eliminated in consolidation. On a same facility basis, which excludes the results of North Vista Hospital, net revenue from our hospital operations increased $47.4 million, or 4.6%, which was primarily driven by a 6.8% increase in net patient revenue per adjusted admission. The increase in net patient revenue per adjusted admission is comprised primarily of rate increases and supplemented by increased acuity. Net adjustments to estimated third-party payor settlements, also known as prior year contractuals, resulted in an increase in net revenue of $2.1 million for the year ended September 30, 2005 compared to a decrease in net revenue of $1.1 million for the prior year. Our net patient revenue per adjusted admission on a consolidated basis increased 6.5% for the year ended September 30, 2005 compared to the prior year.
          Premium revenue from Health Choice was $353.2 million for the year ended September 30, 2005, an increase of $62.8 million or 21.6%, when compared to $290.4 million in the prior year. Covered lives under this prepaid Medicaid plan increased 7.6% to over 113,000 at September 30, 2005 from 105,000 in the prior year. The increase in covered lives positively impacted Health Choice’s premium revenue for the year ended September 30, 2005 compared to the prior year. The growth in covered lives was due primarily to an increase in the Medicaid eligible population and an increase in our marketshare in the counties where we operate.
          Salaries and benefits — Salaries and benefits expense from our hospital operations for the year ended September 30, 2005 was $431.6 million, or 36.6% of acute care revenue, compared to $414.8 million, or 37.5% of acute care revenue in the prior year. On a same facility basis, which excludes North Vista Hospital, salaries and benefits expense was 36.5% of acute care revenue for the year ended September 30, 2005, compared to 37.7% in the prior year. The 1.2% decrease as a percentage of acute care revenue on a same facility basis resulted primarily from the leveraging of growth in net revenue achieved through rate increases during the current period, declining volumes requiring less labor utilization and a decrease in benefits expense, offset by increases in contract labor. Benefits expense from our same facility hospital operations decreased 0.6% as a percentage of acute care revenue for the year ended September 30, 2005, when compared to the prior year, due to changes to our employee healthcare benefit program implemented effective January 1, 2004, which has resulted in lower utilization of medical services.
          Supplies — Supplies expense from our hospital operations for the year ended September 30, 2005 was $184.7 million, or 15.7% of acute care revenue, compared to $176.0 million, or 15.9% of acute care revenue in the prior year. On a same facility basis, supplies expense was 15.7% of acute care revenue compared to 15.9% for the prior year. The 0.2% decrease as a percentage of acute care revenue on a same facility basis resulted primarily from a decrease in the volume of certain bariatric and orthopedic cases, which include a higher than average supply costs component.
          Medical claims — Medical claims expense before eliminations for Health Choice increased $57.5 million to $310.7 million for the year ended September 30, 2005, compared to $253.2 million for the prior year, as a result of an increase in enrollment from 105,000 members at September 30, 2004 to over 113,000 at September 30, 2005. For the years ended September 30, 2005 and 2004, approximately $8.5 million and $10.8 million, respectively, of medical claims expense paid to our hospitals was eliminated in consolidation. Medical claims expense represents the amounts paid by Health Choice for health care services provided to its members. Medical claims expense as a percentage of premium revenue was 88.0% and 87.2% for the years ended September 30, 2005 and 2004, respectively. The 0.8% increase in medical claims expense as a percentage of premium revenue resulted primarily from higher inpatient and pharmacy costs, coupled with higher utilization in certain of our counties for physician specialty services.

          Other operating expenses — Other operating expenses from our hospital operations for the year ended September 30, 2005 was $200.4 million, or 17.0% of acute care revenue, compared to $193.2 million, or 17.4% acute care revenue in the prior year. On a same facility basis, other operating expenses were 17.2% of acute care revenue for the year ended September 30, 2005, compared to 17.7% in the prior year. The 0.5% decrease as a percentage of acute care revenue on a same facility basis was primarily a result of decreases in insurance and legal expenses. Insurance expense on a same facility basis decreased by approximately $2.1 million, or in excess of 8.4%, for the year ended September 30, 2005, compared to the prior year. Legal expense on a same facility basis decreased $3.1 million during fiscal 2005 compared to fiscal 2004. During the year ended September 30, 2004, we incurred $2.9 million in legal expenses related to litigation associated with Rocky Mountain Medical Center, which we settled in June 2004.
          Provision for bad debts — Provision for bad debts for our hospital operations for the year ended September 30, 2005 was $133.9 million, or 11.4% of acute care revenue, compared to $127.0 million, or 11.5% of acute care revenue in the prior year. On a same facility basis, the provision for bad debts was $106.7 million, or 9.8% of acute care revenue for the year ended September 30, 2005 compared to 10.2% in the prior year. The 0.4% decrease as a percentage of acute care revenue on a same facility basis was due, in part, to our focus on self-pay cash collections including point-of-service collections which increased 22.0% for the year ended September 30, 2005, when compared to the prior year, coupled with an increase in charity care resulting from our expanded charity care program. We anticipate that growth in self-pay revenue will continue to negatively impact the provision for bad debts. We continue to focus on our emergency rooms through facilities redesign, Medicaid eligibility automation and process-flow improvements.
          Interest expense, net — Interest expense, net of interest income, increased $6.6 million from $59.4 million for the year ended September 30, 2004 to $66.0 million for the year ended September 30, 2005, due to an increase in average debt outstanding and an increase in interest rates. Borrowings under our senior secured credit facilities are subject to interest at variable rates. The weighted average interest rate of outstanding borrowings under the senior secured credit facilities was approximately 5.0% for the year ended September 30, 2005, compared to 4.5% in the prior year. Amortization of deferred financing costs increased $1.7 million to $5.8 million for the year ended September 30, 2005.
          Depreciation and amortization — The $2.9 million increase in depreciation and amortization expense from $68.1 million for the year ended September 30, 2004 to $71.0 million for the prior year was primarily the result of an additional $3.0 million in amortization incurred during fiscal 2005 associated with Health Choice’s contract with AHCCCS. During the year ended September 30, 2005, we completed the allocation of the purchase price to account for the acquisition of IAS. The allocation included $45.0 million in value assigned to Health Choice’s contract with AHCCCS, which was recorded as other intangible assets and is being amortized over a period of 15 years.
          Income tax expense — We recorded a provision for income taxes of $26.9 million, resulting in an effective tax rate of 39.8% for the year ended September 30, 2005, compared to $4.5 million in the prior year. As a result of the Transactions and the related application of the purchase method of accounting, we reduced goodwill, rather than income tax expense upon the reduction of the deferred tax valuation allowance. For the periods prior to the Transactions, the deferred portion of the provision for income taxes was reduced by the use of deferred tax assets that were previously reserved with a valuation allowance.
          Net earnings (loss) — Net earnings were $40.6 million for the year ended September 30, 2005, compared to a net loss of $32.4 million in the prior year. Net earnings for the year ended September 30, 2005 include $4.8 million in hurricane-related expenses related primarily to property damage at one of our hospitals as a result of Hurricane Rita in September 2005, and include $3.8 million in management fees. Net loss for the year ended September 30, 2004 includes $51.9 million in loss on early extinguishment of debt and $19.8 million in merger expenses, both incurred in connection with the Transactions, along with a $3.6 million gain on the sale of our Rocky Mountain Medical Center property and $8.9 million in write-off of deferred financing costs.

Summary of Operations by Quarter
          The following table presents unaudited quarterly operating results for the years ended September 30, 2006 and 2005. We believe that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the consolidated financial statements. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

	Quarter Ended
	Sept. 30,	June 30,	March 31,	Dec. 31,
	2006(1)	2006(2)	2006(3)	2005
	(in thousands)
Net revenue	$407,600	$420,963	$417,968	$379,465
Net earnings before income taxes	15,587	25,364	18,927	1,962
Net earnings	11,054	15,912	11,423	1,162

	Quarter Ended
	Sept. 30,	June 30,	March 31,	Dec. 31,
	2005(4)	2005	2005	2004
	(in thousands)
Net revenue	$373,516	$389,979	$390,257	$369,975
Net earnings before income taxes	7,331	18,201	27,270	17,763
Net earnings	4,371	10,466	15,796	9,960

(1)	Results for the quarter ended September 30, 2006 include $654,000 in business interruption insurance recoveries. Also included is a $3.5 million increase to estimated liabilities for general and professional insurance and a $3.1 million reduction to estimated liabilities for workers compensation insurance as a result of our semi-annual actuarial studies.

(2)	Results for the quarter ended June 30, 2006 include $8.3 million in business interruption insurance recoveries.

(3)	Results for the quarter ended March 31, 2006 include a $2.9 million and a $228,000 reduction to estimated liabilities for general and professional insurance and worker’s compensation insurance, respectively, as a result of our semi-annual actuarial studies.

(4)	Results for the quarter ended September 30, 2005 include $4.8 million in hurricane-related expenses and a $6.8 million reduction to estimated liabilities for general and professional insurance as a result of our semi-annual actuarial study.
LIQUIDITY AND CAPITAL RESOURCES
          We rely on cash generated from our internal operations as our primary source of liquidity, as well as available credit facilities, project and bank financings and the issuance of long-term debt. From time to time, we have also utilized operating lease transactions that are sometimes referred to as off-balance sheet arrangements. We expect that our future funding for working capital needs, capital expenditures, long-term debt repayments and other financing activities will continue to be provided from some or all of these sources. Each of our existing and projected sources of cash is impacted by operational and financial risks that influence the overall amount of cash generated and the capital available to us. For example, cash generated by our business operations may be impacted by, among other things, economic downturns, weather-related catastrophes and adverse industry conditions. Our future liquidity will be impacted by our ability to access capital markets, which may be restricted due to our credit ratings, general market conditions, and by existing or future debt agreements. For a further discussion of risks that can impact our liquidity, see Item 1A, “Risk Factors,” beginning on page 25.

          At September 30, 2006, we had available liquidity as follows (in millions):

Available cash	$95.4
Available capacity under our senior secured credit facilities	211.1

Net available liquidity at September 30, 2006	$306.5

          In addition to our available liquidity, we expect to generate significant operating cash flow in fiscal 2007. We will also utilize proceeds from our financing activities as needed.
          Our growth strategy requires significant capital expenditures during fiscal 2007 and future years. We expect our capital expenditures for fiscal 2007 to be approximately $230.0 to $240.0 million, including the following significant expenditures:
•	approximately $100.0 to $105.0 million for the construction of Mountain Vista Medical Center, our new hospital in the East Valley of Phoenix, Arizona, which we plan to open on June 1, 2007;

•	approximately $70.0 to $75.0 million for other growth and new business projects;

•	approximately $35.0 to $40.0 million in replacement or maintenance related projects at our hospitals; and

•	approximately $14.0 million in hardware and software related costs in connection with the implementation of our advanced clinical information system.
          At September 30, 2006, we had construction and other various projects in progress with an estimated cost to complete and equip over the next three years of approximately $158.6 million. We plan to finance our proposed capital expenditures with borrowings under our senior credit facilities, as well as with cash generated from operations, cash on hand and other capital sources that may become available.
          At September 30, 2006, we had $415.4 million in borrowings outstanding as a term loan and had issued $38.9 million in letters of credit. Additionally, we had $475.0 million aggregate principal amount of 8 3/4% senior subordinated notes due 2014 outstanding at September 30, 2006. For a further discussion of our debt arrangements, see the section below entitled “Debt Instruments and Related Covenants.”
          On July 21, 2006, we announced the signing of a definitive agreement to acquire Glenwood Regional Medical Center in West Monroe, Louisiana. The purchase price of the hospital is approximately $82.5 million, subject to net working capital and other purchase price adjustments. Additionally, we plan to make capital expenditures on the hospital campus of approximately $30.0 million over the next four years. Pending approval of the Louisiana Attorney General and the satisfaction of other closing conditions, we expect the transaction to close in the first calendar quarter of 2007. We expect to fund the transaction with cash on hand and available borrowings under our revolving credit facility.
          Based upon our current level of operations and anticipated growth, we believe we have sufficient liquidity to meet our cash requirements over the short-term (next 12 months) and over the next three years. In evaluating the sufficiency of our liquidity for both the short-term and long-term, we considered the expected cash flow to be generated by our operations, cash on hand and the available borrowings under our senior secured credit facilities compared to our anticipated cash requirements for debt service, working capital, capital expenditures and the payment of taxes, as well as funding requirements for long-term liabilities. As a result of this evaluation, we believe that we will have sufficient liquidity for the next three years to fund the expenditures set forth in the Tabular Disclosure of Contractual Obligations below, as well as sufficient liquidity to fund cash required for the payment of taxes and the capital expenditures required to maintain our facilities during this period of time. We are unable at this time to extend our evaluation of the sufficiency of our liquidity beyond three years. We cannot assure you, however, that our operating performance will generate sufficient cash flow from operations or that future borrowings will be available under our senior secured credit facilities, or otherwise, to enable us to grow our business, service our indebtedness, including the senior secured credit facilities and the 8 3/4% notes, or make anticipated capital expenditures. See Item 1A, “Risk Factors” beginning on page 25.

          One element of our business strategy is to selectively pursue acquisitions and strategic alliances in existing and new markets. Any acquisitions or strategic alliances may result in the incurrence of, or assumption by us, of additional indebtedness. We continually assess our capital needs and may seek additional financing, including debt or equity as considered necessary to fund capital expenditures and potential acquisitions or for other corporate purposes. Our future operating performance, ability to service or refinance our 8 3/4% notes and ability to service and extend or refinance the senior secured credit facilities will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See Item 1A, “Risk Factors” beginning on page 25.
Overview of Cash Flow Activities for the Years Ended September 30, 2006 and 2005
          For the years ended September 30, 2006 and 2005, our cash flows are summarized as follows (in millions):

	2006	2005
Cash flow provided by operating activities	$157.1	$149.2
Cash flow used in investing activities	(146.2)	(151.7)
Cash flow used in financing activities	(4.6)	(7.1)
Operating Activities
          Our primary sources of liquidity are cash flow provided by our operations, available cash on hand and our revolving credit facility. At September 30, 2006, we had $134.7 million in net working capital, compared to $166.1 million at September 30, 2005. Changes in working capital were impacted by increased medical claims payable of $15.0 million related to our MAPD SNP at Health Choice and an increase in accounts receivable. Net accounts receivable increased $16.0 million to $182.5 million at September 30, 2006, compared to $166.5 million in the prior year. Excluding third-party settlement balances, our days revenue in accounts receivable were 54 at September 30, 2006, compared to 50 at September 30, 2005. Our cash flow provided by operations was also impacted by the CMS delay in Medicare payments as mandated by DEFRA resulting in the delay of $6.8 million of cash, which was ultimately received in October 2006.
Investing Activities
          Capital expenditures for the year ended September 30, 2006 were approximately $146.9 million. Significant items included the following (in millions):
•	$66.7 million for the construction of Mountain Vista Medical Center;

•	$28.6 million for various expansion and renovation projects at our hospitals; and

•	$17.5 million in hardware and software related to our advanced clinicals and other information systems projects.
Financing Activities
          During the year ended September 30, 2006, we repaid $4.3 million pursuant to the terms of our senior secured credit facilities and repaid $3.6 million in capital lease obligations and other debt. Sources of financing include net proceeds of $5.7 million received in connection with the sale of ownership interests in one of our hospitals and the formation of a joint venture for an outpatient cardiac catheterization laboratory.
Debt Instruments and Related Covenants
          At September 30, 2006, we had two separate debt arrangements:
•	$675.0 million senior secured credit facilities; and

•	$475.0 million 8 3/4% senior subordinated notes due 2014.

$675.0 Million Senior Secured Credit Facilities
          On June 22, 2004, as part of the Transactions, we entered into an amended and restated senior credit agreement with various lenders and repaid all outstanding indebtedness under our former senior secured credit facilities.
          Our senior secured credit facilities consist of:
•	a senior secured Tranche B term loan of $425.0 million, which we refer to as the Term Facility; and

•	a senior secured revolving credit facility of up to $250.0 million, referred to as the Revolving Facility, which is available for working capital and other general corporate purposes.
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
          The Term Facility bears interest at a rate equal to LIBOR plus 2.25% per annum or, at our option, the base rate plus 1.25% per annum. Loans under the Revolving Facility bear interest at a rate equal to LIBOR plus a margin of 2.00% to 2.50% per annum or, at our option, the base rate plus a margin of 1.00% to 1.50% per annum, such rate in each case depending on our current leverage ratios. A commitment fee equal to 0.50% per annum times the daily average undrawn portion of the Revolving Facility accrues and is payable quarterly in arrears.
          Our amended and restated senior credit agreement provides for capital expenditure limitations and requires that we comply with various other financial ratios and tests and contains covenants limiting our ability to, among other things, incur additional indebtedness; sell or dispose of assets; make investments, loans or advances; pay certain restricted payments and dividends; or amend the terms of our 8 3/4% notes. Under our amended and restated credit agreement, we may acquire hospitals and other related businesses upon satisfaction of certain requirements, including demonstrating pro forma compliance with a maximum senior leverage ratio of 3.5 to 1, along with the maximum total leverage and minimum interest coverage ratios discussed below. Financial related covenants under our amended and restated senior credit agreement, applicable to us at September 30, 2006, include the following ratios:

Actual Total Leverage Ratio	3.81
Maximum Total Leverage Ratio	5.50

Actual Interest Coverage Ratio	3.15
Minimum Interest Coverage Ratio	2.30
          Consolidated EBITDA is defined by our amended and restated senior credit agreement as earnings (loss) before interest expense, income taxes, depreciation and amortization, management fees, gain (loss) on sale or disposal of assets, minority interests, non-cash expenses and charges, and non-recurring charges and costs, such as hurricane-related expenses. Consolidated EBITDA is used as a basis for the ratios above. Failure to comply with these ratios would constitute an event of default under the senior secured credit facilities, thereby accelerating all amounts outstanding under the Term Facility and Revolving Facility, including all accrued interest thereon, as due and payable upon demand by the lenders. In addition, the occurrence of an event of default under the senior secured credit facilities would constitute an event of default under the indenture governing our 8 3/4% notes. Such an event would have a material adverse effect on our liquidity and financial condition.
          At September 30, 2006, $415.4 million was outstanding under the Term Facility, no amounts were outstanding under the Revolving Facility and we had $38.9 million outstanding in letters of credit. During the next twelve months, we are required to repay $4.3 million in principal under our senior secured credit facilities and $6.5 million in principal under our capital leases and other obligations.
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
          On June 22, 2004, in connection with the Transactions, IASIS and IASIS Capital Corporation, a wholly owned subsidiary of IASIS formed solely for the purpose of serving as a co-issuer, or IASIS Capital, issued $475.0 million aggregate principal amount of 8 3/4% senior subordinated notes due 2014. On December 15, 2004, IASIS and IASIS Capital exchanged all of their outstanding 8 3/4% senior subordinated notes due 2014 for 8 3/4% senior subordinated notes due 2014 registered under the Securities Act. Terms and conditions of the exchange offer were as set forth in the registration statement on Form S-4 filed with the SEC that became effective on November 12, 2004.
          Our 8 3/4% notes are general unsecured senior subordinated obligations of the issuers, are subordinated in right of payment to their existing and future senior debt, are pari passu in right of payment with any of their future senior subordinated debt and are senior in right of payment to any of their future subordinated debt. Our existing domestic subsidiaries, other than certain non-guarantor subsidiaries which include Health Choice and our non-wholly owned subsidiaries, are guarantors of our 8 3/4% notes. The indenture governing the notes generally provides that we may designate other subsidiaries as non-guarantors under certain circumstances up to a maximum threshold based on 20% of total consolidated assets. At September 30, 2006, we had approximately $120.0 million available under this threshold to designate other subsidiaries as non-guarantors. Our 8 3/4% notes are effectively subordinated to all of the issuers’ and the guarantors’ secured debt to the extent of the value of the assets securing the debt and are structurally subordinated to all liabilities and commitments (including trade payables and lease obligations) of our subsidiaries that are not guarantors of our 8 3/4% notes. Our 8 3/4% notes require semi-annual interest payments.
          As of September 30, 2006, we provided a performance guaranty in the form of a letter of credit in the amount of $20.6 million for the benefit of AHCCCS to support our obligations under the Health Choice contract to provide and pay for healthcare services. The amount of the performance guaranty is based in part upon the membership in the plan and the related capitation revenue paid to us. Additionally, Health Choice maintains a cash balance of $5.0 million and an intercompany demand note with us, which is required under its contract with CMS to provide coverage as a SNP.
Credit Ratings
          The following table summarizes our credit ratings at September 30, 2006:

	2006		2005
Rating Agency	Moody’s	S&P	Moody’s	S&P
Senior Secured Credit Facility	Ba2	B+	B1	B+
8 3/4% Senior Subordinated Notes	B3	B-	B3	B-

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
Tabular Disclosure of Contractual Obligations
          The following table reflects a summary of obligations and commitments outstanding including both the principal and interest portions of long-term debt and capital lease obligations at September 30, 2006.

	Payments Due By Period
	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 Years	Total
	(in millions)
Contractual Cash Obligations:
Long-term debt, with interest (1)	$75.0	$149.0	$525.9	$587.6	$1,337.5
Capital lease obligations, with interest	3.2	1.5	—	—	4.7
Medical claims	81.8	—	—	—	81.8
Operating leases	27.0	45.1	27.4	63.8	163.3
Estimated self-insurance liabilities	8.7	19.0	14.4	11.0	53.1
Purchase obligations	14.5	6.8	1.0	—	22.3

Subtotal	$210.2	$221.4	$568.7	$662.4	$1,662.7

	Amount of Commitment Expiration Per Period
	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 Years	Total
	(in millions)
Other Commitments:
Construction and improvement commitments	$145.8	$12.8	$—	$—	$158.6
Guarantees of surety bonds	0.5	—	—	—	0.5
Letters of credit	—	—	38.9	—	38.9
Minimum revenue guarantees	10.7	9.8	7.5	—	28.0
Other commitments	3.9	2.4	0.1	—	6.4

Subtotal	160.9	25.0	46.5	—	232.4

Total obligations and commitments	$371.1	$246.4	$615.2	$662.4	$1,895.1

(1)	We used 7.0%, the weighted average interest rate incurred on our senior secured credit facility in fiscal 2006, as the assumed interest rate to be paid on amounts outstanding under the Term Facility which accrues actual interest at a variable rate. Actual interest will vary based on changes in interest rates.

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
RECENT ACCOUNTING PRONOUNCEMENTS
          In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Under SFAS 123(R), we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition method expected to be used is the prospective method. We will adopt SFAS 123(R) on October 1, 2006 and do not believe the adoption of the new standard will have a material effect on our financial condition or results of operations.
          In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 addresses the interaction between SFAS 123(R) and certain SEC rules and regulations and provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. We intend to follow the interpretive guidance set forth in SAB 107 during our adoption of SFAS 123(R).
          In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of all tax positions accounted for in accordance with SFAS 109. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Earlier application is permitted in certain circumstances. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings or other appropriate components of equity for that fiscal year. We have not yet determined the potential financial impact of applying FIN 48.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
          We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. We have in place $675.0 million of senior secured credit facilities bearing interest at variable rates at specified margins above either the agent bank’s alternate base rate or its LIBOR rate. The senior secured credit facilities consist of the Term Facility, which is a $425.0 million, seven-year Tranche B term loan, and the Revolving Facility, which is a $250.0 million, six-year revolving credit facility. Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates on our consolidated financial position, results of operations or cash flow would not be material. At September 30, 2006, we had variable rate debt of approximately $415.4 million. Holding other variables constant, including levels of indebtedness, a 1.25% increase in interest rates would have had an estimated impact on pre-tax earnings and cash flows for the next twelve month period of $519,000. We have not taken any action to cover interest rate risk and are not a party to any interest rate market risk management activities.

          The Term Facility bears interest at a rate equal to LIBOR plus 2.25% per annum or, at our option, the base rate plus 1.25% per annum, and will mature in 2011. Loans under the Revolving Facility bear interest at a rate equal to the LIBOR rate, plus a margin of 2.00% to 2.50% or, at our option, the base rate, plus a margin of 1.00% to 1.50%, such rate in each case depending on our current leverage ratios. The Revolving Facility matures in 2010. No amounts were outstanding under the Revolving Facility at September 30, 2006.
          We have $475.0 million in senior subordinated notes due December 15, 2014, with interest payable semi-annually at the rate of 8 3/4% per annum. At September 30, 2006, the fair market value of the outstanding notes was $460.8 million, based upon quoted market prices as of that date.

Item 8. Financial Statements and Supplementary Data
IASIS Healthcare LLC
Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	67

Consolidated Balance Sheets at September 30, 2006 and 2005	68

Consolidated Statements of Operations for the Years ended September 30, 2006 and 2005 and the periods June 23, 2004 to September 30, 2004 and October 1, 2003 to June 22, 2004 (Predecessor)	69

Consolidated Statements of Equity for the Years ended September 30, 2006 and 2005 and the periods June 23, 2004 to September 30, 2004 and October 1, 2003 to June 22, 2004 (Predecessor)	70

Consolidated Statements of Cash Flows for the Years ended September 30, 2006 and 2005 and the periods June 23, 2004 to September 30, 2004 and October 1, 2003 to June 22, 2004 (Predecessor)	71

Notes to Consolidated Financial Statements	73

Report of Independent Registered Public Accounting Firm
To the Board of Directors of
IASIS Healthcare Corporation, sole member of IASIS Healthcare LLC
We have audited the accompanying consolidated balance sheets of IASIS Healthcare LLC as of September 30, 2006 and September 30, 2005 and the related consolidated statements of operations, equity and cash flows for the years ended September 30, 2006 and 2005, and the period from June 23, 2004 to September 30, 2004 (Successor) and the related consolidated statements of operations, shareholders’ equity and cash flows for the period from October 1, 2003 to June 22, 2004 (Predecessor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IASIS Healthcare LLC at September 30, 2006 and September 30, 2005, and the consolidated results of their operations and their cash flows for the years ended September 30, 2006 and 2005, and for the period from June 23, 2004 to September 30, 2004 (Successor) and the consolidated results of their operations and their cash flows for the period from October 1, 2003 to June 22, 2004 (Predecessor) in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Nashville, Tennessee
November 13, 2006

IASIS HEALTHCARE LLC
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	September 30,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$95,415	$89,097
Accounts receivable, less allowance for doubtful accounts of $109,900 and $103,600 at September 30, 2006 and 2005, respectively	182,452	166,456
Inventories	34,299	29,866
Deferred income taxes	41,416	56,003
Prepaid expenses and other current assets	41,841	25,236

Total current assets	395,423	366,658

Property and equipment, net	727,048	647,596
Goodwill	756,479	754,375
Other intangible assets, net	39,000	42,000
Other assets, net	49,885	42,095

Total assets	$1,967,835	$1,852,724

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$73,351	$58,684
Salaries and benefits payable	29,082	24,887
Accrued interest payable	19,965	18,489
Medical claims payable	81,822	60,201
Other accrued expenses and other current liabilities	49,087	30,550
Current portion of long-term debt and capital lease obligations	7,432	7,757

Total current liabilities	260,739	200,568

Long-term debt and capital lease obligations	889,513	897,051
Deferred income taxes	81,179	74,883
Other long-term liabilities	47,611	36,801
Minority interest	32,297	26,474

Equity:
Member’s equity	656,496	616,947

Total liabilities and equity	$1,967,835	$1,852,724

          See accompanying notes.

IASIS HEALTHCARE LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

				Predecessor
			June 23, 2004
	Year Ended	Year Ended	through	October 1,
	September 30,	September 30,	September 30,	2003 through
	2006	2005	2004	June 22, 2004
Net revenue:
Acute care revenue	$1,219,474	$1,170,483	$301,305	$794,887
Premium revenue	406,522	353,244	88,169	202,273

Total net revenue	1,625,996	1,523,727	389,474	997,160

Costs and expenses:
Salaries and benefits	470,171	442,173	115,538	308,881
Supplies	187,799	184,875	46,580	129,665
Medical claims	343,660	302,204	74,051	168,338
Other operating expenses	246,325	211,698	57,346	145,648
Provision for bad debts	141,774	133,870	39,486	87,466
Rentals and leases	34,956	32,750	8,840	23,158
Interest expense, net	69,687	66,002	17,459	41,935
Depreciation and amortization	71,925	71,037	19,856	48,228
Management fees	4,189	3,791	746	—
Hurricane-related expenses	—	4,762	—	—
Business interruption insurance recoveries	(8,974)	—	—	—
Loss on early extinguishment of debt	—	—	232	51,852
Merger expenses	—	—	—	19,750
Write-off of debt issue costs	—	—	—	8,850

Total costs and expenses	1,561,512	1,453,162	380,134	1,033,771

Earnings (loss) before gain (loss) on disposal of assets, minority interests and income taxes	64,484	70,565	9,340	(36,611)
Gain (loss) on disposal of assets, net	899	(231)	(107)	3,731
Minority interests	(3,546)	(2,891)	(1,207)	(3,098)

Earnings (loss) before income taxes	61,837	67,443	8,026	(35,978)
Income tax expense	22,288	26,851	3,321	1,152

Net earnings (loss)	$39,549	$40,592	$4,705	$(37,130)

          See accompanying notes.

IASIS HEALTHCARE LLC
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands except share amounts)

			Additional
	Common Stock		Paid-In	Treasury	Accumulated	Member’s
	Shares	Par Value	Capital	Stock	Deficit	Equity	Total

Balance at September 30, 2003 (Predecessor)	31,956,113	$320	$450,720	$(155,300)	$(119,641)	$—	$176,099
Net loss for the period October 1, 2003 to June 22, 2004	—	—	—	—	(37,130)	—	(37,130)

Balance at June 22, 2004 (Predecessor)	31,956,113	320	450,720	(155,300)	(156,771)	—	138,969
Elimination of the Predecessor’s equity accounts as a result of the merger	(31,956,113)	(320)	(450,720)	155,300	156,771	—	(138,969)
Initial equity in IASIS Healthcare LLC	—	—	—	—	—	544,000	544,000
Rollover equity investment	—	—	—	—	—	40,000	40,000
Sponsor fees	—	—	—	—	—	(15,000)	(15,000)
Net earnings for the period June 23, 2004 to September 30, 2004	—	—	—	—	—	4,705	4,705

Balance at September 30, 2004	—	—	—	—	—	573,705	573,705
Purchase price consideration for vested rollover options	—	—	—	—	—	2,650	2,650
Net earnings	—	—	—	—	—	40,592	40,592

Balance at September 30, 2005	—	—	—	—	—	616,947	616,947
Net earnings	—	—	—	—	—	39,549	39,549

Balance at September 30, 2006	—	$—	$—	$—	$—	$656,496	$656,496

          See accompanying notes.

IASIS HEALTHCARE LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

				Predecessor
			June 23, 2004
	Year Ended	Year Ended	through	October 1, 2003
	September 30,	September 30,	September 30,	through
	2006	2005	2004	June 22, 2004
Cash flows from operating activities:
Net earnings (loss)	$39,549	$40,592	$4,705	$(37,130)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	71,925	71,037	19,856	48,228
Amortization of loan costs	2,960	5,789	1,792	2,262
Minority interests	3,546	2,891	1,207	3,098
Deferred income taxes	21,002	25,600	3,234	—
Loss (gain) on disposal of assets	(899)	231	107	(3,731)
Hurricane-related expenses	—	4,762	—	—
Loss on early extinguishment of debt	—	—	—	14,993
Write-off of debt issue costs	—	—	—	8,850
Changes in operating assets and liabilities, net of acquisition and disposal:
Accounts receivable	(15,996)	(1,176)	8,722	(8,542)
Establishment of accounts receivable of recent acquisition	—	—	—	(11,325)
Inventories, prepaid expenses and other current assets	(16,566)	(7,556)	(1,581)	(5,656)
Accounts payable and other accrued liabilities	51,623	6,983	25,978	6,991

Net cash provided by operating activities	157,144	149,153	64,020	18,038

Cash flows from investing activities:
Purchases of property and equipment	(146,928)	(142,368)	(44,806)	(82,265)
Acquisitions including working capital settlement payments	—	(1,359)	(1,950)	(23,032)
Investment in joint venture	—	(3,732)	—	—
Proceeds from sale of assets	147	—	—	14,928
Change in other assets	598	(4,275)	797	(1,650)

Net cash used in investing activities	(146,183)	(151,734)	(45,959)	(92,019)

Cash flows from financing activities:
Payment of debt and capital leases	(7,863)	(10,849)	(1,852)	(651,371)
Proceeds from borrowings	—	2,274	—	900,000
Debt financing costs incurred	—	(487)	(349)	(31,469)
Distribution of minority interests	(2,507)	(4,092)	(983)	(2,510)
Proceeds received from (costs paid for) sale of partnership interests	5,727	6,027	(15)	1,784
Proceeds from issuance of common stock, net	—	—	—	529,000
Cash paid to security holders	—	—	—	(677,780)
Payment of merger costs incurred by members of IASIS Investment LLC	—	—	—	(10,800)

Net cash provided by (used in) financing activities	(4,643)	(7,127)	(3,199)	56,854

Increase (decrease) in cash and cash equivalents	6,318	(9,708)	14,862	(17,127)
Cash and cash equivalents at beginning of period	89,097	98,805	83,943	101,070

Cash and cash equivalents at end of period	$95,415	$89,097	$98,805	$83,943

Supplemental disclosure of cash flow information:
Cash paid for interest	$72,271	$61,363	$3,285	$62,069

Cash paid (refund received) for income taxes, net	$1,082	$2,421	$(3)	$(105)

IASIS HEALTHCARE LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands)

				Predecessor
			June 23, 2004
	Year Ended	Year Ended	through	October 1, 2003
	September 30,	September 30,	September 30,	through
	2006	2005	2004	June 22, 2004
Supplemental schedule of noncash investing and financing activities:
Capital lease obligations incurred to acquire equipment	$—	$—	$—	$1,542

Property and equipment in accounts payable	$14,546	$7,449	$11,006	$13,165

Stock consideration received	$—	$—	$—	$40,000

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
          Prior to the Merger, IAS contributed substantially all of its assets and liabilities to IASIS Healthcare LLC, a newly formed Delaware limited liability company (“IASIS”), in exchange for all of the equity interests in IASIS. As a result, IAS is a holding company and IAS’s operations are conducted by IASIS and its subsidiaries. References herein to the “Company” are to IASIS and its subsidiaries and, unless indicated otherwise or the context requires, include the Predecessor.
          For a discussion of the Merger and related financing transactions, see Notes 3 and 4 to these consolidated financial statements. The Merger, the related financing transactions and the use of the proceeds from the financing transactions are referred to herein as the “Transactions.”
          The accompanying consolidated financial statements as of and for the period ended June 22, 2004 reflect the financial position, results of operations and cash flows of the Predecessor. The consolidated financial statements as of the dates and for the periods after June 22, 2004, reflect the financial position, results of operations and cash flows of IASIS.
          IASIS owns and operates medium-sized acute care hospitals in high-growth urban and suburban markets. At September 30, 2006, the Company owned or leased 14 acute care hospitals and one behavioral health hospital, with a total of 2,206 beds in service, located in five regions:
•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	Tampa-St. Petersburg, Florida;

•	three cities in Texas, including San Antonio; and

•	Las Vegas, Nevada.
          On April 16, 2005, the Company opened a new hospital, The Medical Center of Southeast Texas, in Port Arthur, Texas. All of the operations of Mid-Jefferson Hospital in Nederland, Texas, and Park Place Medical Center in Port Arthur, Texas, have moved to the new hospital.
          The Company is currently constructing Mountain Vista Medical Center, a new 172-bed hospital located in Mesa, Arizona. The total cost to build and equip is estimated at $170.0 to $180.0 million. The Company currently plans to open the new hospital on June 1, 2007.
          The Company also owns and operates a Medicaid and Medicare managed health plan in Phoenix called Health Choice Arizona, Inc. (“Health Choice” or the “Plan”), serving over 114,700 members at September 30, 2006.
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

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include the IASIS corporate office costs, which were $43.4 million, $41.1 million, $7.4 million and $25.2 million, respectively, for the years ended September 30, 2006 and 2005 and the periods ended September 30, 2004 and June 22, 2004.
2. SIGNIFICANT ACCOUNTING POLICIES
Net Revenue
Acute Care Revenue
          The Company’s healthcare facilities have entered into agreements with third-party payors, including government programs and managed care health plans, under which the facilities are paid based upon established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges.
          During the third quarter of fiscal 2006, the Company implemented a company-wide uninsured discount program offering discounts to all uninsured patients receiving healthcare services who do not qualify for assistance under state Medicaid, other federal or state assistance plans or charity care. Since implementing the program, the Company has provided uninsured discounts totaling $20.3 million for the year ended September 30, 2006. These discounts to the uninsured had the effect of reducing acute care revenue and the provision for bad debts by generally corresponding amounts.
          Net patient revenue is reported at the estimated net realizable amounts from third-party payors and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with third-party payors. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and are adjusted, if necessary, in future periods when final settlements are determined. Net adjustments to estimated third-party payor settlements (“prior year contractuals”) resulted in an increase in net revenue of $433,000, $2.1 million and $38,000, for the years ended September 30, 2006 and 2005 and for the period ended September 30, 2004, respectively; and a decrease in net revenue of $1.1 million for the period ended June 22, 2004.
          In the ordinary course of business, the Company provides care without charge to patients who are financially unable to pay for the healthcare services they receive. Because the Company does not pursue collection of amounts determined to qualify as charity care, they are not reported in net revenue. The Company currently records revenue deductions for patient accounts that meet its guidelines for charity care. The Company has traditionally provided charity care to patients with income levels below 200% of the federal property level and will continue this practice. In fiscal year 2005, the Company expanded its charity care policy to cover uninsured patients with incomes above 200% of the federal poverty level. Under the expanded program, a sliding scale of reduced rates is offered to uninsured patients, who are not covered through federal, state or private insurance, with incomes between 200% and 400% of the federal poverty level at all of the Company’s hospitals. Charity care deductions for the years ended September 30, 2006 and 2005 and the periods ended September 30, 2004 and June 22, 2004, were $36.7 million, $30.2 million, $7.0 million and $15.3 million, respectively.
Premium Revenue
          Health Choice is a prepaid Medicaid and Medicare managed health plan that derives most of its revenue through a contract with the Arizona Health Care Cost Containment System (“AHCCCS”) to provide specified health services to qualified Medicaid enrollees through contracted providers. AHCCCS is the state agency that administers Arizona’s Medicaid program. The contract requires the Plan to arrange for healthcare services for enrolled Medicaid patients in exchange for fixed monthly premiums, based upon negotiated per capita member rates, and supplemental payments from AHCCCS. Capitation payments received by Health Choice are recognized as revenue in the month that members are entitled to healthcare services.
          Health Choice’s contract with AHCCCS expires September 30, 2007. The contract provides AHCCCS with a one-year renewal option and is terminable without cause on 90 days’ written notice or for cause upon written notice if the Company fails to comply with any term or condition of the contract or fail to take corrective action as required to

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
comply with the terms of the contract. Additionally, AHCCCS can terminate the contract in the event of the unavailability of state or federal funding.
          On October 19, 2005, the Centers for Medicare and Medicaid Services (“CMS”) awarded Health Choice a contract to become a Medicare Advantage Prescription Drug (“MAPD”) Special Needs Plan (“SNP”). Effective January 1, 2006, Health Choice began providing coverage as a MAPD SNP provider pursuant to the contract with CMS. The SNP allows Health Choice to offer Medicare and Part D drug benefit coverage for new and existing dual-eligible members, or those that are eligible for Medicare and Medicaid. The contract with CMS, which expires on December 31, 2006, has been renewed for calendar 2007 and includes successive one-year renewal options at the discretion of CMS and is terminable without cause on 90 days’ written notice or for cause upon written notice if the Company fails to comply with any term or condition of the contract or fail to take corrective action as required to comply with the terms of the contract.
          The Plan subcontracts with hospitals, physicians and other medical providers within Arizona and surrounding states to provide services to its Medicaid enrollees in Apache, Coconino, Gila, Maricopa, Mohave, Navajo, Pima and Pinal counties, and to its Medicare enrollees in Maricopa, Pima, Pinal, Coconino, Apache and Navajo counties. These services are provided regardless of the actual costs incurred to provide these services.
          The Plan receives reinsurance and other supplemental payments from AHCCCS for healthcare costs that exceed stated amounts at a rate ranging from 75% to 100% of qualified healthcare costs in excess of stated levels of up to $35,000 per claim ($50,000 per claim beginning October 1, 2006), depending on the eligibility classification of the member. Qualified costs must be incurred during the contract year and are the lesser of the amount paid by the Plan or the AHCCCS fee schedule. Reinsurance recoveries are recognized under the contract with AHCCCS when healthcare costs exceed stated amounts as provided under the contract, including estimates of such costs at the end of each accounting period.
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
Accounts Receivable
          The Company receives payments for services rendered from federal and state agencies (under the Medicare, Medicaid and TRICARE programs), managed care health plans, commercial insurance companies, employers and patients. During the years ended September 30, 2006 and 2005 and the periods ended September 30, 2004 and June 22, 2004, approximately 38.7%, 39.7%, 42.0% and 39.0%, respectively, of the Company’s net patient revenue related to patients participating in the Medicare and Medicaid programs. The Company recognizes that revenue and receivables from government agencies are significant to its operations, but does not believe that there is significant credit risks associated with these government agencies. The Company believes that concentration of credit risk from other payors is limited due to the number of patients and payors.
          Net Medicare settlements estimated at September 30, 2006 and 2005 are included in accounts receivable in the accompanying consolidated balance sheets as a payable of $1.5 million and a receivable of $3.5 million, respectively.
Allowance for Doubtful Accounts
          The Company’s estimation of the allowance for doubtful accounts is based primarily upon the type and age of the patient accounts receivable and the effectiveness of the Company’s collection efforts. The Company’s policy is to reserve a portion of all self-pay receivables, including amounts due from the uninsured and amounts related to co-payments and deductibles, as these charges are recorded. The Company monitors its accounts receivable balances and the effectiveness of the Company’s reserve policies on a monthly basis and reviews various analytics to support the basis for its estimates. These efforts primarily consist of reviewing the following:
•	Revenue and volume trends by payor, particularly the self-pay components;

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•	Changes in the aging and payor mix of accounts receivable, including increased focus on accounts due from the uninsured and accounts that represent co-payments and deductibles due from patients;

•	Historical write-off and collection experience using a hindsight or look-back approach;

•	Cash collections as a percentage of net patient revenue less bad debt expense;

•	Trending of days revenue in accounts receivable; and

•	Various allowance coverage statistics.
          In addition, the Company regularly performs hindsight procedures to evaluate historical write-off and collection experience throughout the year to assist in determining the reasonableness of its process for estimating the allowance for doubtful accounts. Due to the implementation of its uninsured discount program, the Company has modified the methodology used in this analytical tool to account for the impact of these uninsured discounts on its accounts receivable.
Inventories
          Inventories, principally medical supplies, implants and pharmaceuticals, are stated at the lower of average cost or market.
Long-lived Assets
          The primary components of the Company’s long-lived assets are discussed below. When events, circumstances or operating results indicate that the carrying values of certain long-lived assets and related identifiable intangible assets (excluding goodwill) that are expected to be held and used might be impaired, the Company considers the recoverability of assets to be held and used by comparing the carrying amount of the assets to the undiscounted value of future net cash flows expected to be generated by the assets. If assets are identified as impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets as determined by independent appraisals or estimates of discounted future cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
Property and Equipment
          Property and equipment are stated at cost. Routine maintenance and repairs are charged to expense as incurred. Expenditures that increase capacities or extend useful lives are capitalized. Depreciation expense, including amortization of assets capitalized under capital leases, is computed using the straight-line method and was $68.9 million, $68.0 million, $19.9 million and $48.2 million for the years ended September 30, 2006 and 2005 and the periods ended September 30, 2004 and June 22, 2004, respectively. Buildings and improvements are depreciated over estimated useful lives ranging generally from 14 to 40 years. Estimated useful lives of equipment vary generally from 3 to 25 years. Leasehold improvements are amortized on a straight-line basis over the lesser of the terms of the respective leases or their estimated useful lives. The Company capitalized interest associated with construction projects totaling $2.8 million, $3.9 million, $800,000 and $1.5 million, respectively, for the years ended September 30, 2006 and 2005 and the periods ended September 30, 2004 and June 22, 2004.
Goodwill and Other Intangible Assets
          During the year ended September 30, 2005, the Company completed the allocation of the Merger purchase price. See Note 7 for the resulting values of goodwill and other intangible assets assigned to each business segment. Other intangible assets consists solely of Health Choice’s contract with AHCCCS, which is amortized over a period of 15 years, the contract’s estimated useful life, including assumed renewal periods. Intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment. Goodwill is not amortized but is subject to annual tests for impairment or more often if events or circumstances indicate they may be impaired. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company completed its annual impairment test of goodwill during fiscal 2006 noting no impairment.

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Assets
          Other assets consist primarily of costs associated with the issuance of debt, which are amortized over the life of the related debt, and costs to recruit physicians to the Company’s markets, which are deferred and amortized over the term of expected benefit received from the respective physician recruitment agreement. Amortization of deferred financing costs is included in interest expense and equaled $3.0 million, $5.8 million, $1.8 million and $2.3 million, respectively, for the years ended September 30, 2006 and 2005 and the periods ended September 30, 2004 and June 22, 2004. Deferred financing costs, net of accumulated amortization, equaled $20.7 million and $23.7 million at September 30, 2006 and 2005, respectively. Amortization of physician recruiting costs is included in other operating expenses and equaled $7.3 million, $5.3 million, $1.9 million and $4.4 million for the years ended September 30, 2006 and 2005 and the periods ended September 30, 2004 and June 22, 2004, respectively. Net physician recruiting costs at September 30, 2006 and 2005, equaled $12.7 million and $9.1 million, respectively. See Note 8 for more discussion related to costs incurred to recruit physicians.
Insurance Reserves
          The Company estimates its reserve for self-insured professional and general liability and workers compensation risks using historical claims data, demographic factors, severity factors, current incident logs and other actuarial analysis.
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
          Medical claims payable related to Health Choice include claims received but not paid and an estimate of claims incurred but not reported. Incurred but not reported claims are estimated using a combination of historical claims experience (including severity and payment lag time) and other actuarial analysis, including number of enrollees, age of enrollees and certain enrollee health indicators, to predict the cost of healthcare services provided to enrollees during any given period. While management believes that its estimation methodology effectively captures trends in medical claims costs, actual payments could differ significantly from estimates given changes in the healthcare cost structure or adverse experience.
          The following table shows the components of the change in medical claims payable for the years ended September 30, 2006, 2005 and 2004, respectively (in thousands):

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2006	2005	2004
Medical claims payable as of October 1	$60,201	$55,421	$25,767
Medical claims expense incurred during the year:
Related to current year	362,636	308,157	250,251
Related to prior years	(8,119)	2,522	2,959

Total expenses	354,517	310,679	253,210

Medical claims payments during the year:
Related to current year	(282,326)	(248,841)	(195,621)
Related to prior years	(50,570)	(57,058)	(27,935)

Total payments	(332,896)	(305,899)	(223,556)

Medical claims payable as of September 30	$81,822	$60,201	$55,421

Stock Based Compensation
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
          If the Company had measured compensation cost for the stock options granted under the fair value based method prescribed by SFAS 123, net earnings (loss) would have been changed to the pro forma amounts set forth below (in thousands):

				Predecessor
			June 23, 2004
	Year Ended	Year Ended	through	October 1, 2003
	September 30,	September 30,	September 30,	through June 22,
	2006	2005	2004	2004
Net earnings (loss)
As reported	$39,549	$40,592	$4,705	$(37,130)
Pro forma	$38,189	$39,434	$4,441	$(38,227)
          The effect of applying SFAS 123 for providing pro forma disclosure is not likely to be representative of the effect on reported net earnings for future years.
Fair Value of Financial Instruments
          Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are reflected in the accompanying consolidated financial statements at amounts that approximate fair value because of the short-term nature of these instruments. The fair value of the Company’s long-term bank facility debt and capital lease obligations also approximate carrying value as they bear interest at current market rates. The estimated fair value of the Company’s 8 3/4% senior subordinated notes was approximately $460.8 million at September 30, 2006. The estimated fair values of the 8 3/4% senior subordinated notes at September 30, 2006 are based upon quoted market prices at that date.
Management Services Agreement
          Upon the consummation of the Transactions, the Company entered into a management services agreement with TPG GenPar III, L.P., TPG GenPar IV, L.P., both affiliates of TPG, JLL Partners Inc. and Trimaran Fund Management, L.L.C. under which we paid those parties a transaction fee equal to $15.0 million in the aggregate. The management services agreement provides that in exchange for consulting and management advisory services that will be provided to us by the investors, the Company will pay an aggregate monitoring fee of 0.25% of budgeted net revenue up to a maximum

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
of $5.0 million per fiscal year to these parties (or certain of their respective affiliates) and reimburse them for their reasonable disbursements and out-of-pocket expenses. This monitoring fee is divided among the parties in proportion to their relative ownership percentages in IASIS Investment. The monitoring fee will be subordinated to the senior subordinated notes in the event of a bankruptcy of the company. The management services agreement does not have a stated term. Pursuant to the provisions of the management services agreement, the Company has agreed to indemnify the investors (or certain of their respective affiliates) in certain situations arising from or relating to the agreement, the investors’ investment in the securities of IAS or any related transactions or the operations of the investors, except for losses that arise on account of the investors’ negligence or willful misconduct. For the years ended September 30, 2006 and 2005 and the period from June 23, 2004 through September 30, 2004, the Company paid $4.2 million, $3.8 million and $746,000, respectively, in monitoring fees under the management services agreement.
Reclassifications
          Certain prior period amounts have been reclassified to conform to current period presentation. Such reclassifications had no material effect on the financial position and results of operations as previously reported.
Recently Issued Accounting Pronouncements
          In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Under SFAS 123(R), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition method expected to be used is the prospective method. The Company will adopt SFAS 123(R) on October 1, 2006. Management does not believe the adoption of the new standard will have a material effect on the Company’s financial condition or results of operations.
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

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
other adjustments. In addition, approximately $647.6 million of existing indebtedness was refinanced in connection with the Merger. The total transaction value, including tender premiums, consent fees and other fees and expenses, was approximately $1.5 billion.
          In order to consummate the Merger, the investor group established IASIS Investment and capitalized it with $544.0 million in cash and a contribution of shares of IAS’s common stock valued at $40.0 million. The cash contributed by the investor group was contributed by IASIS Investment to a wholly owned subsidiary of IASIS Investment, which merged with and into IAS. Prior to the Merger, IAS contributed substantially all of its assets and liabilities to IASIS in exchange for all of the equity interests in IASIS. As a result, IAS is a holding company, IASIS is a wholly-owned subsidiary of IAS, and IAS’s operations are conducted by IASIS.
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
4. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
          Long-term debt and capital lease obligations consist of the following (in thousands):

	September 30,	September 30,
	2006	2005
Senior secured credit facilities	$415,438	$419,688
Senior subordinated notes	475,000	475,000
Capital leases and other obligations	6,507	10,120

	896,945	904,808

Less current maturities	7,432	7,757

	$889,513	$897,051

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
          The term loans under the Term Facility bear interest at a rate equal to LIBOR plus 2.25% per annum or, at the Company’s option, the base rate plus 1.25% per annum. Loans under the Revolving Facility bear interest at a rate equal to LIBOR plus a margin of 2.00% to 2.50% per annum or, at the Company’s option, the base rate plus a margin of 1.00% to 1.50% per annum, such rate in each case depending on the Company’s current leverage ratios.
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
          The senior secured credit facilities contain a number of covenants that, among other things, limit the Company’s ability and the ability of its subsidiaries to (i) dispose of assets; (ii) incur additional indebtedness; (iii) incur guarantee obligations; (iv) repay other indebtedness; (v) pay certain restricted payments and dividends; (vi) create liens on assets or prohibit liens securing the senior secured credit facilities; (vii) make investments, loans or advances; (viii) restrict distributions to the Company; (ix) make certain acquisitions; (x) engage in mergers or consolidations; (xi) enter into sale and leaseback transactions; (xii) engage in certain transactions with subsidiaries and affiliates; or (xiii) amend the terms of the 8 3/4% notes, and otherwise restrict corporate activities. In addition, under the senior secured credit facilities, the Company is required to comply with specified financial ratios and tests, including, but not limited to, a minimum interest coverage ratio, a maximum leverage ratio and maximum capital expenditures.
          At September 30, 2006, $415.4 million was outstanding under the Term Facility loan and no amounts were outstanding under the Revolving Facility. The Revolving Facility includes a $75.0 million sublimit for letters of credit that may be issued. At September 30, 2006, the Company had $38.9 million in letters of credit outstanding. The weighted average interest rate of outstanding borrowings under the Term Facility was approximately 7.0% and 5.0% for the years ended September 30, 2006 and 2005, respectively.
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
8 3/4% Senior Subordinated Notes
          In connection with the Transactions, on June 22, 2004, the Company and IASIS Capital Corporation, a wholly owned subsidiary of IASIS formed solely for the purpose of serving as a co-issuer (“IASIS Capital”) (IASIS and IASIS Capital referred to collectively as the “Issuers”), issued $475.0 million aggregate principal amount of 8 3/4% senior subordinated notes due 2014.
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
          Maturities of long-term debt, excluding capital lease obligations, at September 30, 2006 are as follows (in thousands):

2007	$4,435
2008	4,435
2009	4,402
2010	104,604
2011	299,625
Thereafter	475,000

$892,501

5. ACQUISITIONS
Definitive Agreement to Acquire Glenwood Regional Medical Center
          On July 21, 2006, the Company announced the signing of a definitive agreement to acquire Glenwood Regional Medical Center located in West Monroe, Louisiana. The purchase price for the hospital is approximately $82.5 million, subject to net working capital and other purchase price adjustments. Additionally, the Company plans to make capital expenditures on the hospital campus of approximately $30.0 million over the next four years. The Company expects the acquisition to close during the first calendar quarter of 2007, subject to the approval of the Louisiana Attorney General and the satisfaction of other closing conditions.

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Acquisition of IASIS Healthcare Corporation
          As previously discussed in Note 3, an investor group led by TPG acquired IAS through the Merger on June 22, 2004. The Merger was accounted for as a purchase in accordance with SFAS No. 141, Business Combinations. During the year ended September 30, 2005, the Company completed the allocation of the Merger purchase price, resulting in the recognition of $512.0 million of additional goodwill, $45.0 million of other intangible assets and changes in the carrying value of property and equipment. The purchase price allocation was based on estimates of the fair value of the assets acquired and liabilities assumed as determined by an independent appraiser. The purchase price for IAS, including direct transaction costs, was $1.5 billion and has been allocated as reflected in the table below. Goodwill resulting from the purchase price allocation did not result in additional deductible goodwill for tax purposes.
          The following table summarizes the purchase price allocation to reflect the fair values of the net assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets, net	$122,843
Property and equipment	547,462
Non-current assets, net	6,231
Goodwill (see Note 7)	764,328
Other intangible assets (see Note 7)	45,000

Total net assets acquired	$1,485,864

Acquisition of North Vista Hospital
          Effective as of February 1, 2004, the Predecessor, through a wholly-owned subsidiary, acquired substantially all of the assets of North Vista Hospital in Las Vegas, Nevada (“North Vista”). The Predecessor acquired the 198-bed hospital from a subsidiary of Tenet Healthcare Corporation (“Tenet”). The net consideration paid, after working capital adjustments and including direct transaction costs was $25.0 million, which was funded with cash on hand. The Tenet subsidiary retained the accounts receivable related to the operation of the hospital prior to the acquisition. In addition, the Tenet subsidiary agreed to indemnify the purchaser for all liabilities related to the operation of the hospital prior to closing, other than the assumed liabilities. The subsidiary’s indemnification obligations are guaranteed by Tenet. The results of the operations of North Vista are included in the accompanying consolidated statements of operations from the effective date of the acquisition.
6. PROPERTY AND EQUIPMENT
          Property and equipment consist of the following (in thousands):

	September 30,	September 30,
	2006	2005
Land	$97,951	$98,068
Buildings and improvements	388,200	363,986
Equipment	312,945	262,185

	799,096	724,239
Less accumulated depreciation and amortization	(168,725)	(102,478)

	630,371	621,761

Construction-in-progress (estimated cost to complete at September 30, 2006 - $158.6 million)	96,677	25,835

	$727,048	$647,596

          Included in equipment are assets acquired under capital leases of $6.2 million and $8.5 million, net of accumulated amortization of $6.3 million and $3.5 million, at September 30, 2006 and 2005,

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
respectively. Cost to complete at September 30, 2006 of $158.6 million includes $100.0 to $105.0 million for Mountain Vista Medical Center, currently under construction in Mesa, Arizona.
7. GOODWILL AND OTHER INTANGIBLE ASSETS
          The following table presents the changes in the carrying amount of goodwill from September 30, 2004 through September 30, 2006 (in thousands):

	Acute	Health
	Care	Choice	Total
Balance at September 30, 2004	$252,204	$—	$252,204
Adjustments resulting from purchase price allocation of the Merger (Note 5)	506,367	5,757	512,124
Adjustments for change in deferred tax assets and liabilities existing at the date of the TPG Merger	(9,953)	—	(9,953)

Balance at September 30, 2005	748,618	5,757	754,375
Adjustment resulting from change in purchase price allocation	2,104	—	2,104

Balance at September 30, 2006	$750,722	$5,757	$756,479

          Other intangible assets consist solely of Health Choice’s contract with AHCCCS, which is amortized over a period of 15 years, the contract’s estimated useful life, including assumed renewal periods. The gross intangible value originally assigned to the contract during the purchase price allocation related to the Transactions was $45.0 million. The Company expects amortization expense for these intangible assets, to approximate $3.0 million per year over the estimated life of the contract. Amortization of intangible assets is included in depreciation and amortization expense and equaled $3.0 million for the year ended September 30, 2006. Net other intangible assets included in the accompanying consolidated balance sheets at September 30, 2006 and 2005 equaled $39.0 million and $42.0 million, respectively.
8. MINIMUM REVENUE GUARANTEES
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
          On January 1, 2006, the Company adopted FASB Staff Position No. FIN 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners (“FIN 45-3”). FIN 45-3 requires that a liability for the estimated fair value of minimum revenue guarantees be recorded on new agreements entered into on or after January 1, 2006 and requires disclosure of the maximum amount that could be paid on all minimum revenue guarantees. The Company records an asset for the estimated fair value of the minimum revenue guarantees and amortizes the asset from the beginning of the guarantee payment period through the end of the agreement. At September 30, 2006, the Company had liabilities for the minimum revenue guarantees entered into on or after January 1, 2006 of $10.9 million. At September 30, 2006, the maximum amount of all minimum revenue guarantees that could be paid prospectively was $28.2 million.
          For recruiting agreements entered into prior to January 1, 2006, amounts advanced during the guarantee period are amortized to other operating expenses generally over the forgiveness period. At September 30, 2006, advances under recruiting agreements executed prior to January 1, 2006 was $8.2 million, net of accumulated amortization, and are included in other assets in the Company’s consolidated balance sheets. The asset related to

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
these recruiting agreements will continue to be amortized over the remaining forgiveness period, unless the physician does not fulfill his or her responsibility outlined in the agreement, at which point it will be pursued for collection.
9. MEMBER’S EQUITY AND STOCKHOLDERS’ EQUITY
Common Interests of IASIS
          As of September 30, 2006, all of the common interests of IASIS were owned by IAS, its sole member. IASIS was formed as a wholly owned subsidiary of IAS in connection with the Transactions.
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
10. STOCK OPTIONS
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
          Information regarding the Predecessor’s stock option activity for the periods indicated is summarized below:

			Weighted
		Option Price Per	Average
	Stock Options	Share	Exercise Price
Balance at September 30, 2003 (Predecessor)	6,833,704	$9.52 –40.00	$24.33
Granted	133,856	$9.52 –40.00	$24.35
Exercised	(1,792,193)	$9.52	$9.52
Rolled over	(299,900)	$9.52	$9.52
Cancelled/Forfeited	(4,875,467)	$9.52 –40.00	$24.35

Balance at June 22, 2004 (Predecessor)	—

          In connection with the Merger, holders of Predecessor common stock options effectively exercised 1,792,193 of in-the-money options, receiving cash proceeds totaling $21.9 million, or $12.24 per share, calculated as the excess of the $21.76 per share Merger consideration over the option exercise price of $9.52. In addition, certain holders of 299,900 of in-the-money Predecessor common stock options (the “Rollover Options”) elected to rollover and convert such options into options to purchase an aggregate 3,263 shares of preferred stock, with an exercise price of $437.48 per share, and 163,152 shares of common stock, with an exercise price of $8.75 per share, of IAS. All remaining outstanding options of the Predecessor were cancelled upon consummation of the Merger.
2004 Stock Option Plan
          The IASIS Healthcare Corporation 2004 Stock Option Plan (the “2004 Stock Option Plan”) was established to promote the Company’s interests by providing additional incentives to its key employees, directors, service

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
providers and consultants. The options granted under the plan represent the right to purchase IAS common stock upon exercise. Each option shall be identified as either an incentive stock option or a non-qualified stock option. The plan was adopted by the board of directors and sole stockholder of IAS in connection with the Transactions. The maximum number of shares of IAS common stock that may be issued pursuant to options granted under the 2004 Stock Option Plan is 1,902,650; provided, however, that on each anniversary of the closing of the Transactions prior to an initial public offering, an additional 146,000 shares of common stock will be available for grant. The options become exercisable over a period not to exceed five years after the date of grant, subject to earlier vesting provisions as provided for in the 2004 Stock Option Plan. All options granted under the 2004 Stock Option Plan expire no later than 10 years from the respective dates of grant. At September 30, 2006, there were 307,165 options available for grant.
          Information regarding the Company’s stock option activity for the periods indicated is summarized below:

	2004 Stock Option Plan			Rollover Options
			Weighted			Weighted
			Average			Average
		Option Price	Exercise		Option Price	Exercise
	Options	Per Share	Price	Options	Per Share	Price
Balance at June 23, 2004	—	—	—	—	—	—
Granted/Rolled over	1,105,750	$20.00	$20.00	166,413	$8.75 - $437.48	$17.16
Exercised	—	—	—	—	—	—
Cancelled/Forfeited	—	—	—	—	—	—

Balance at September 30, 2004	1,105,750	$20.00	$20.00	166,413	$8.75 - $437.48	$17.16

Granted	503,563	$20.00	$20.00	—	—	—
Exercised	—	—	—	—	—	—
Cancelled/Forfeited	(98,550)	$20.00	$20.00	—	—	—

Balance at September 30, 2005	1,510,763	$20.00	$20.00	166,413	$8.75 - $437.48	$17.16
Granted	237,472	$35.68	$35.68	—	—	—
Exercised	—	—	—	—	—	—
Cancelled/Forfeited	(152,750)	$20.00 - $35.68	$20.61	—	$8.75 - $437.48	$17.16

Balance at September 30, 2006	1,595,485	$20.00 - $35.68	$22.28	166,413	$8.75 - $437.48	$17.16

          The following table summarizes information regarding the options outstanding and exercisable at September 30, 2006:

	Options Outstanding
		Weighted-
	Number	Average	Options
	Outstanding	Remaining	Exercisable at
Exercise	at September 30,	Contractual	September 30,
Price	2006	Life	2006
$8.75	163,152	4.5	163,152
$20.00	1,363,553	8.0	496,725
$35.68	231,932	9.5	—
$437.48	3,263	4.5	3,263

	1,761,900		663,140

          The per share weighted-average fair value of stock options granted at an exercise price of $35.68 during the year ended September 30, 2006 was $11.12. The per share weighted-average fair value of stock options granted at an exercise price of $20.00 during the year ended September 30, 2005 and the period ended September 30, 2004 was $6.23. The per share weighted-average fair value of stock options granted at an exercise price of $9.52 during the period ended June 22, 2004 was $1.63 on the date of grant. All fair value amounts were determined using a minimum value option-pricing model based on the following assumptions:

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

				Predecessor
			June 23, 2004
	Year Ended	Year Ended	through	October 1,
	September 30,	September 30,	September 30,	2003 through
	2006	2005	2004	June 22, 2004
Risk-free interest rate	4.64%	3.94%	4.24%	3.15%
Expected life	8.1 years	9.5 years	9.8 years	6.0 years
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
11. INCOME TAXES
          Income tax expense on income from continuing operations consists of the following (in thousands):

				Predecessor
			June 23, 2004
	Year Ended	Year Ended	through	October 1,
	September 30,	September 30,	September 30,	2003 through
	2006	2005	2004	June 22, 2004
Current:
Federal	$1,095	$1,241	$—	$(136)
State	192	10	87	1,288
Deferred:
Federal	19,718	21,168	2,700	—
State	1,283	4,432	534	—

	$22,288	$26,851	$3,321	$1,152

          A reconciliation of the federal statutory rate to the effective income tax rate applied to earnings (losses) before income taxes for the year ended September 30, 2006 and 2005 and the periods ended September 30, 2004 and June 22, 2004 is as follows (in thousands):

				Predecessor
			June 23, 2004
	Year Ended	Year Ended	through	October 1,
	September 30,	September 30,	September 30,	2003 through
	2006	2005	2004	June 22, 2004
Federal statutory rate	$21,643	$23,605	$2,809	$(12,592)
State income taxes, net of federal income tax benefit	959	2,887	404	837
Other non-deductible expenses	681	385	78	4,417
Change in valuation allowance charged to federal tax provision	—	—	—	8,097
Other items, net	(995)	(26)	30	393

Provision for income taxes	$22,288	$26,851	$3,321	$1,152

          A summary of the items comprising the deferred tax assets and liabilities at September 30, 2006 and 2005 is as follows (in thousands):

	2006		2005
	Assets	Liabilities	Assets	Liabilities
Depreciation and fixed asset basis differences	$—	$52,991	$—	$58,020
Amortization and intangible asset basis differences	—	47,802	—	39,701
Allowance for doubtful accounts	26,663	—	26,710	—
Professional liability	14,331	—	13,102	—
Accrued expenses and other liabilities	10,581	—	11,337	—
Deductible carryforwards and credits	11,615	—	27,530	—
Other, net	1,238	—	975	—
Valuation allowance	(3,398)	—	(813)	—

Total	$61,030	$100,793	$78,841	$97,721

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          Net current deferred tax assets of $41.4 million and $56.0 million and net noncurrent deferred tax liabilities of $81.2 million and $74.9 million are included in the accompanying consolidated balance sheets at September 30, 2006 and 2005, respectively. The Company had a net income tax payable of $400,000 and $200,000 at September 30, 2006 and 2005, respectively, which is included in other current liabilities in the accompanying consolidated balance sheets.
          The Merger constituted a tax-free transaction to the Company; although the Merger was accounted for as a purchase for financial statement purposes (see Note 5). Whereas the purchase price allocation resulted in changes to the carrying values of assets and liabilities, the respective tax bases were not affected by the Merger. As a result, certain items of deferred tax assets and liabilities were adjusted.
          The Company maintains a valuation allowance for deferred tax assets it believes may not be utilized. The deferred tax assets offset by a valuation allowance on the merger date will result in an adjustment to goodwill if realized in the future. During the year ended September 30, 2005, the Company utilized approximately $6.7 million of net deferred tax assets previously reserved by a valuation allowance which resulted in a $6.7 million decrease to goodwill. During the year ended September 30, 2006, the Company created an additional valuation allowance of $2.6 million primarily related to state net operating losses. At September 30, 2006, the Company had a valuation allowance of $3.4 million, of which $800,000 relates to deferred tax assets recorded at the merger date and will result in an adjustment to goodwill if such deferred tax assets are realized in the future.
          At September 30, 2006, federal and state net operating loss carryforwards were available to offset future taxable income of approximately $13.0 million. The net operating losses begin to expire in 2019. A portion of the net loss carryforwards is subject to annual usage limitations after the ownership change caused by the Merger. The Company has an alternative minimum tax credit carryforward of $2.4 million at September 30, 2006. State net operating losses in the amount of $114.0 million were also available, but largely offset by a valuation allowance.
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
          During the year ended September 30, 2006, the IRS concluded field work for its examination of the Company’s federal income tax return for the year ended September 30, 2004. The agent proposed several adjustments, all of which the Company is in the process of appealing. Management believes that the ultimate outcome of the examination will not have a material adverse effect on results of operations or financial position.
12. CONTINGENCIES
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
Professional, General and Workers Compensation Liability Risks
          The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment and personal injuries. To cover these types of claims, the Company maintains general liability and professional liability insurance in excess of self-insured retentions through a commercial insurance

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
carrier in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is currently not a party to any such proceedings that, in management’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company expenses an estimate of the costs it expects to incur under the self-insured retention exposure for general and professional liability claims using historical claims data, demographic factors, severity factors, current incident logs and other external actuarial analysis. At September 30, 2006 and 2005, the Company’s professional and general liability accrual for asserted and unasserted claims was $38.1 million and $33.4 million, respectively, which is included within other long-term liabilities in the accompanying consolidated balance sheets. The valuation from the Company’s independent actuary for professional and general liability losses resulted in a change in related accrual estimates for prior periods which increased professional and general liability expense by $589,000 and $163,000 during the years ended September 30, 2006 and 2005, respectively. No change in estimate related to prior year periods was recorded in fiscal year 2004.
          The Company is subject to claims and legal actions in the ordinary course of business relative to workers compensation and other labor and employment matters. To cover these types of claims, the Company maintains workers compensation insurance coverage with a self-insured retention. The Company accrues costs of workers compensation claims based upon external actuarial estimates derived from its claims experience. The valuation from the Company’s independent actuary for workers’ compensation losses resulted in a change in related accrual estimate for prior periods which decreased workers’ compensation expense by $3.3 million during the year ended September 30, 2006 and increased worker’s compensation expense by $1.9 million during the year ended September 30, 2005. No change in estimate related to prior year periods was recorded in fiscal year 2004.
Health Choice
          Health Choice has entered into capitated contracts whereby the Plan provides healthcare services in exchange for fixed periodic and supplemental payments from AHCCCS and CMS. These services are provided regardless of the actual costs incurred to provide these services. The Company receives reinsurance and other supplemental payments from AHCCCS to cover certain costs of healthcare services that exceed certain thresholds. The Company believes the capitated payments, together with reinsurance and other supplemental payments are sufficient to pay for the services Health Choice is obligated to deliver. As of September 30, 2006, the Company provided a performance guaranty in the form of a letter of credit in the amount of $20.6 million for the benefit of AHCCCS to support its obligations under the Health Choice contract to provide and pay for the healthcare services. The amount of the performance guaranty is generally based in part upon the membership in the Plan and the related capitation revenue paid to Health Choice. Additionally, Health Choice maintains a cash balance of $5.0 million and an intercompany demand note with the Company, which is required under its contract with CMS to provide coverage as a SNP.
Capital Expenditure Commitments
          The Company is building a new hospital and is expanding and renovating some of its existing facilities to more effectively deliver patient care and provide a greater variety of services. The Company had incurred approximately $96.7 million in uncompleted projects as of September 30, 2006, which is included in property and equipment in the accompanying consolidated balance sheets. At September 30, 2006, the Company had various construction and other projects in progress with an estimated additional cost to complete and equip of approximately $158.6 million, including $100.0 to $105.0 million for the construction of Mountain Vista Medical Center, the Company’s new hospital in Mesa, Arizona.
Variable Interest Entities
          The Company is a party to certain contractual agreements pursuant to which it may be required to make monthly payments to the developers and managers of certain medical office buildings located on its hospital campuses through minimum rent revenue support arrangements. The Company entered into these commercial arrangements to cause developers to commence construction of medical office buildings and manage the buildings upon their completion in order to meet the need for physician office space in the communities served by its

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
hospitals. One of the contracts commenced in 1996. The Company currently is not making payments under this contract, although it could be required to make payments in the future. The remaining contracts were entered into at various times since 2003 and each have a term of seven years starting 30 days after completion of the related building construction. Three of these buildings were complete at September 30, 2006. The Company has determined that it is not the primary beneficiary under any of these contracts. The maximum annual amount the Company would pay in the aggregate under these contracts assuming no changes to current lease levels would be approximately $1.7 million.
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
          IASIS and some of its subsidiaries are included in IAS’s consolidated group for U.S. federal income tax purposes as well as in some consolidated, combined or unitary groups which include IAS for state, local and foreign income tax purposes. With respect to tax returns for any taxable period in which IASIS or any of its subsidiaries are included in IAS’s consolidated group or any combined group including IAS, the amount of taxes to be paid by IASIS is determined, subject to some adjustments, as if it and each of its subsidiaries included in IAS’s consolidated group or a combined group including IAS filed their own consolidated, combined or unitary tax returns.
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
Other
          In September 2005, IAS received a subpoena from the OIG. The subpoena requests production of documents, dating back to January 1999, primarily related to contractual arrangements between certain physicians and the Company’s hospitals, including leases, medical directorships and recruitment agreements. The Company maintains a comprehensive compliance program designed to ensure that the Company maintains high standards of conduct in the operation of the Company’s business in compliance with all applicable laws. Although the Company

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
continues to be fully committed to regulatory compliance and will cooperate diligently with governmental authorities regarding this matter, there can be no assurance as to the outcome of this matter. If this matter were to be determined unfavorably to the Company, it could have a material adverse effect on the Company’s business, financial condition and results of operations. Further, the outcome of this matter may result in significant fines, other penalties and/or adverse publicity. During the year ended September 30, 2006 and 2005, the Company incurred $8.7 million and $233,000, respectively, in legal fees and other expenses associated with responding to the OIG’s request for information.
          The Company believes it is in material compliance with all applicable laws and regulations. Compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action, including fines, penalties and exclusion from the Medicare and Medicaid programs.
13. LEASES
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
          The Company is a party to an amended facility lease with a 15 year term that expires in January 31, 2019, and includes options to extend the term of the lease through January 31, 2039. The annual cost under this agreement is $6.4 million, payable in monthly installments.

	Capital	Operating
	Leases	Leases
2007	$3,167	$26,991
2008	1,376	25,576
2009	122	19,526
2010	—	15,359
2011	—	12,050
Thereafter	—	63,748

Total minimum lease payments	$4,665	$163,250

Amount representing interest (at rates ranging from 5.67% to 10.20%)	215

Present value of net minimum lease payments (including $3.0 million classified as current)	$4,450

          Aggregate future minimum rentals to be received under noncancellable subleases as of September 30, 2006 were approximately $11.1 million.

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. RETIREMENT PLANS
     Substantially all employees who are employed by the Company or its subsidiaries, upon qualification, are eligible to participate in a defined contribution 401(k) plan (the “Retirement Plan”). Employees who elect to participate generally make contributions from 1% to 20% of their eligible compensation, and the Company matches, at its discretion, such contributions up to a maximum percentage. Generally, employees immediately vest 100% in their own contributions and vest in the employer portion of contributions in a period not to exceed five years. Company contributions to the Retirement Plan were approximately $3.9 million, $3.8 million, $840,000 and $2.5 million for years ended September 30, 2006 and 2005 and the periods ended September 30, 2004 and June 22, 2004, respectively.
15. SEGMENT AND GEOGRAPHIC INFORMATION
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

	For the Year Ended September 30, 2006
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue	$1,219,474	$—	$—	$1,219,474
Premium revenue	—	406,522	—	406,522
Revenue between segments	10,857	—	(10,857)	—

Net revenue	1,230,331	406,522	(10,857)	1,625,996

Salaries and benefits	457,540	12,631	—	470,171
Supplies	187,515	284	—	187,799
Medical claims	—	354,517	(10,857)	343,660
Other operating expenses	233,041	13,284	—	246,325
Provision for bad debts	141,774	—	—	141,774
Rentals and leases	33,874	1,082	—	34,956
Business interruption insurance recoveries	(8,974)	—	—	(8,974)

Adjusted EBITDA(1)	185,561	24,724	—	210,285

Interest expense, net	69,687	—	—	69,687
Depreciation and amortization	68,539	3,386	—	71,925
Management fees	4,189	—	—	4,189

Earnings before gain (loss) on disposal of assets, minority interests and income taxes	43,146	21,338	—	64,484
Gain (loss) on disposal of assets, net	953	(54)	—	899
Minority interests	(3,546)	—	—	(3,546)

Earnings before income taxes	$40,553	$21,284	$—	$61,837

Segment assets	$1,833,737	$134,098		$1,967,835

Capital expenditures	$146,299	$629		$146,928

Goodwill	$750,722	$5,757		$756,479

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended September 30, 2005
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue	$1,170,483	$—	$—	$1,170,483
Premium revenue	—	353,244	—	353,244
Revenue between segments	8,475	—	(8,475)	—

Net revenue	1,178,958	353,244	(8,475)	1,523,727

Salaries and benefits	431,609	10,564	—	442,173
Supplies	184,676	199	—	184,875
Medical claims	—	310,679	(8,475)	302,204
Other operating expenses	200,411	11,287	—	211,698
Provision for bad debts	133,870	—	—	133,870
Rentals and leases	31,849	901	—	32,750
Hurricane-related expenses	4,762	—	—	4,762

Adjusted EBITDA(1)	191,781	19,614	—	211,395

Interest expense, net	66,002	—	—	66,002
Depreciation and amortization	67,840	3,197	—	71,037
Management fees	3,791	—	—	3,791

Earnings before loss on disposal of assets, minority interests and income taxes	54,148	16,417	—	70,565
Loss on disposal of assets, net	(231)	—	—	(231)
Minority interests	(2,891)	—	—	(2,891)

Earnings before income taxes	$51,026	$16,417	$—	$67,443

Segment assets	$1,756,404	$96,320		$1,852,724

Capital expenditures	$141,625	$743		$142,368

Goodwill	$748,618	$5,757		$754,375

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Period June 23, 2004 through September 30, 2004
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue	$301,305	$—	$—	$301,305
Premium revenue	—	88,169	—	88,169
Revenue between segments	2,790	—	(2,790)	—

Net revenue	304,095	88,169	(2,790)	389,474

Salaries and benefits	112,702	2,836	—	115,538
Supplies	46,513	67	—	46,580
Medical claims	—	76,841	(2,790)	74,051
Other operating expenses	54,655	2,691	—	57,346
Provision for bad debts	39,486	—	—	39,486
Rentals and leases	8,602	238	—	8,840

Adjusted EBITDA(1)	42,137	5,496	—	47,633

Interest expense, net	17,459	—	—	17,459
Depreciation and amortization	19,795	61	—	19,856
Management fees	746	—	—	746
Loss on early extinguishment of debt	232	—	—	232

Earnings before loss on disposal of assets, minority interests and income taxes	3,905	5,435	—	9,340
Loss on disposal of assets, net	(107)	—	—	(107)
Minority interests	(1,207)	—	—	(1,207)

Earnings before income taxes	$2,591	$5,435	$—	$8,026

Capital expenditures	$44,638	$168		$44,806

	For the Period October 1, 2003 through June 22, 2004
Predecessor	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue	$794,887	$—	$—	$794,887
Premium revenue	—	202,273	—	202,273
Revenue between segments	8,031	—	(8,031)	—

Net revenue	802,918	202,273	(8,031)	997,160

Salaries and benefits	302,095	6,786	—	308,881
Supplies	129,518	147	—	129,665
Medical claims	—	176,369	(8,031)	168,338
Other operating expenses	138,534	7,114	—	145,648
Provision for bad debts	87,466	—	—	87,466
Rentals and leases	22,694	464	—	23,158

Adjusted EBITDA(1)	122,611	11,393	—	134,004

Interest expense, net	41,935	—	—	41,935
Depreciation and amortization	48,098	130	—	48,228
Loss on early extinguishment of debt	51,852	—	—	51,852
Merger expenses	19,750	—	—	19,750
Write-off of debt issue costs	8,850	—	—	8,850

Earnings (loss) before gain on disposal of assets, minority interests and income taxes	(47,874)	11,263	—	(36,611)
Gain on disposal of assets, net	3,731	—	—	3,731
Minority interests	(3,098)	—	—	(3,098)

Earnings (loss) before income taxes	$(47,241)	$11,263	$—	$(35,978)

Capital expenditures	$81,945	$320		$82,265

(1)	Adjusted EBITDA represents net earnings (loss) before interest expense, income tax expense, depreciation and amortization, loss on early extinguishment of debt, write-off of debt issue costs, merger expenses, management fees, gain (loss) on disposal of assets, and minority interests. Management fees represent monitoring and advisory fees paid to TPG, the Company’s majority financial sponsor, and certain other members of IASIS Investment. Merger expenses include legal and advisory expenses and special bonus compensation of the Predecessor incurred in connection with the acquisition of IASIS by TPG. Management routinely calculates and communicates adjusted EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within the healthcare industry to evaluate hospital performance, allocate resources and measure leverage capacity and debt service ability. In addition, the Company uses adjusted EBITDA as a measure of performance for its business

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

segments and for incentive compensation purposes. Adjusted EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles (GAAP), and the items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net earnings, cash flows generated by operating, investing, or financing activities or other financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance or liquidity. Adjusted EBITDA, as presented, differs from what is defined under the Company’s senior secured credit facilities and may not be comparable to similarly titled measures of other companies.
16. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
     A summary of accrued expenses and other current liabilities consists of the following (in thousands):

	September 30,	September 30,
	2006	2005
Employee health insurance payable	$8,274	$6,926
Taxes other than income taxes	8,095	7,718
Workers compensation insurance payable	8,567	10,066
Construction retention payable related to construction of new hospital	5,320	—
Other	18,831	5,840

	$49,087	$30,550

17. ALLOWANCE FOR DOUBTFUL ACCOUNTS
     A summary of activity in the Company’s allowance for doubtful accounts is as follows (in thousands):

				Accounts
				Written Off,
	Beginning	Provision for		Net of	Ending
	Balance	Bad Debts	Other (1)	Recoveries	Balance

Period October 1, 2003 to June 22, 2004 (Predecessor)	$51,255	87,466	4,647	(51,407)	$91,961
Period June 23, 2004 to September 30, 2004	$91,961	39,486	(532)	(28,434)	$102,481
Year Ended September 30, 2005	$102,481	133,870	(1,560)	(131,172)	$103,619
Year Ended September 30, 2006	$103,619	141,774	—	(135,516)	$109,877

(1)	Included in the allowance for doubtful accounts are amounts representing estimated uncollectible accounts receivable from managed care companies and other third-party payors. Such amounts were recorded as adjustments to revenue during fiscal years 2005 and 2004. Effective October 1, 2005, these adjustments have been recorded as a component of the provision for bad debts.
     The provision for bad debts increased $7.9 million during the year end September 30, 2006, primarily as a result of increases in self-pay volume and revenue, particularly related to patients arriving through our emergency rooms. The provision for bad debts increased $6.9 million during the year ended September 30, 2005, as a result of having a full year’s operations for North Vista Hospital in the 2005 fiscal year, compared with only eight months in fiscal 2004.
18. IMPACT OF HURRICANE RITA
     The Medical Center of Southeast Texas, the Company’s hospital located in Port Arthur, Texas, which comprises approximately 9.0% of the Company’s acute care revenue, was damaged during Hurricane Rita in September 2005. The hospital sustained roof and water intrusion damage. The majority of services at the hospital became operational during October and November of 2005. The Company’s results from operations for the year ended September 30, 2005 include $4.8 million in hurricane-related costs. These costs were principally for restoration-related costs and property damage. The Company has received $9.0 million in partial business

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
interruption insurance recoveries during the year ended September 30, 2006, net of the deductible of approximately $4.6 million. No additional recoveries are accrued on the Company’s balance sheet at September 30, 2006, as those amounts are not determinable at this time. The Company continues to work with its insurer to process a final settlement for these losses.
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
     On February 2, 2006, Cardiovascular Specialty Centers of Utah, LP (“CSCU”) sold limited partner units representing, in the aggregate, a 15.6% ownership interest in CSCU. As a result, the Company’s ownership interest in CSCU was reduced to 84.4%. CSCU is included in the summarized condensed consolidating financial statements as a subsidiary non-guanantor.
     Summarized condensed consolidating balance sheets at September 30, 2006 and 2005, condensed consolidating statements of operations and cash flows for the years ended September 30, 2006 and 2005 and the periods ended September 30, 2004 and June 22, 2004 for the Company, segregating the parent company issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, are found below. Prior year amounts have been reclassified to conform to the current year presentation.

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
IASIS Healthcare LLC
Condensed Consolidating Balance Sheet
September 30, 2006
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$94,518	$897	$—	$95,415
Accounts receivable, net	—	110,128	72,324	—	182,452
Inventories	—	22,249	12,050	—	34,299
Deferred income taxes	41,416	—	—	—	41,416
Prepaid expenses and other current assets	—	23,767	18,074	—	41,841

Total current assets	41,416	250,662	103,345	—	395,423

Property and equipment, net	—	376,069	350,979	—	727,048
Intercompany	—	(123,864)	123,864	—	—
Net investment in and advances to subsidiaries	1,479,245	—	—	(1,479,245)	—
Goodwill	22,008	207,301	527,170	—	756,479
Other intangible assets, net	—	—	39,000	—	39,000
Other assets, net	20,715	22,024	7,146	—	49,885

Total assets	$1,563,384	$732,192	$1,151,504	$(1,479,245)	$1,967,835

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$51,806	$21,545	$—	$73,351
Salaries and benefits payable	—	19,314	9,768	—	29,082
Accrued interest payable	19,965	(1,517)	1,517	—	19,965
Medical claims payable	—	—	81,822	—	81,822
Other accrued expenses and other current liabilities	—	38,050	11,037	—	49,087
Current portion of long-term debt and capital lease obligations	4,402	2,009	7,317	(6,296)	7,432

Total current liabilities	24,367	109,662	133,006	(6,296)	260,739

Long-term debt and capital lease obligations	886,188	2,939	242,353	(241,967)	889,513
Deferred income taxes	81,179	—	—	—	81,179
Other long-term liabilities	—	15,245	32,366	—	47,611
Minority interest	—	32,297	—	—	32,297

Total liabilities	991,734	160,143	407,725	(248,263)	1,311,339
Member’s equity	571,650	572,049	743,779	(1,230,982)	656,496

Total liabilities and equity	$1,563,384	$732,192	$1,151,504	$(1,479,245)	$1,967,835

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
IASIS Healthcare LLC
Condensed Consolidating Balance Sheet
September 30, 2005
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$88,597	$500	$—	$89,097
Accounts receivable, net	—	102,127	64,329	—	166,456
Inventories	—	19,343	10,523	—	29,866
Deferred income taxes	56,003	—	—	—	56,003
Prepaid expenses and other current assets	—	11,106	14,130	—	25,236

Total current assets	56,003	221,173	89,482	—	366,658

Property and equipment, net	—	368,821	278,775	—	647,596
Intercompany	—	(83,539)	83,539	—	—
Net investment in and advances to subsidiaries	1,458,056	—	—	(1,458,056)	—
Goodwill	22,128	205,151	527,096	—	754,375
Other intangible assets, net	—	—	42,000	—	42,000
Other assets, net	23,675	14,338	4,082	—	42,095

Total assets	$1,559,862	$725,944	$1,024,974	$(1,458,056)	$1,852,724

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$39,295	$19,389	$—	$58,684
Salaries and benefits payable	—	17,532	7,355	—	24,887
Accrued interest payable	18,489	(1,070)	1,070	—	18,489
Medical claims payable	—	—	60,201	—	60,201
Other accrued expenses and other current liabilities	—	25,686	4,864	—	30,550
Current portion of long-term debt and capital lease obligations	4,402	2,241	5,991	(4,877)	7,757

Total current liabilities	22,891	83,684	98,870	(4,877)	200,568

Long-term debt and capital lease obligations	890,438	5,198	244,328	(242,913)	897,051
Deferred income taxes	74,883	—	—	—	74,883
Other long-term liabilities	—	36,801	—	—	36,801
Minority interest	—	26,474	—	—	26,474

Total liabilities	988,212	152,157	343,198	(247,790)	1,235,777
Member’s equity	571,650	573,787	681,776	(1,210,266)	616,947

Total liabilities and equity	$1,559,862	$725,944	$1,024,974	$(1,458,056)	$1,852,724

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
(in thousands)

	For the Year Ended September 30, 2006
		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue:
Acute care revenue	$—	$753,420	$476,911	$(10,857)	$1,219,474
Premium revenue	—	—	406,522	—	406,522

Total net revenue	—	753,420	883,433	(10,857)	1,625,996

Costs and expenses:
Salaries and benefits	—	301,335	168,836	—	470,171
Supplies	—	128,894	58,905	—	187,799
Medical claims	—	—	354,517	(10,857)	343,660
Other operating expenses	—	158,239	88,086	—	246,325
Provision for bad debts	—	91,063	50,711	—	141,774
Rentals and leases	—	22,500	12,456	—	34,956
Interest expense, net	69,687	—	20,234	(20,234)	69,687
Depreciation and amortization	—	44,075	27,850	—	71,925
Management fees	4,189	(10,379)	10,379	—	4,189
Business interruption insurance recoveries	—	—	(8,974)	—	(8,974)
Equity in earnings of affiliates	(115,489)	—	—	115,489	—

Total costs and expenses	(41,613)	735,727	783,000	84,398	1,561,512

Earnings (loss) before gain (loss) on disposal of assets, minority interests and income taxes	41,613	17,693	100,433	(95,255)	64,484
Gain (loss) on disposal of assets, net	—	2,162	(1,263)	—	899
Minority interests	—	(3,546)	—	—	(3,546)

Earnings (loss) before income taxes	41,613	16,309	99,170	(95,255)	61,837
Income tax expense	22,288	—	—	—	22,288

Net earnings (loss)	$19,325	$16,309	$99,170	$(95,255)	$39,549

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
(in thousands)

	For the Year Ended September 30, 2005
		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue:
Acute care revenue	$—	$731,021	$447,937	$(8,475)	$1,170,483
Premium revenue	—	—	353,244	—	353,244

Total net revenue	—	731,021	801,181	(8,475)	$1,523,727

Costs and expenses:
Salaries and benefits	—	286,388	155,785	—	442,173
Supplies	—	131,081	53,794	—	184,875
Medical claims	—	—	310,679	(8,475)	302,204
Other operating expenses	—	134,300	77,398	—	211,698
Provision for bad debts	—	86,112	47,758	—	133,870
Rentals and leases	—	19,873	12,877	—	32,750
Interest expense, net	66,002	—	17,467	(17,467)	66,002
Depreciation and amortization	—	45,616	25,421	—	71,037
Management fees	3,791	(9,579)	9,579	—	3,791
Hurricane-related expenses	—	—	4,762	—	4,762
Equity in earnings of affiliates	(119,769)	—	—	119,769	—

Total costs and expenses	(49,976)	693,791	715,520	93,827	1,453,162

Earnings (loss) before loss on disposal of assets, minority interests and income taxes	49,976	37,230	85,661	(102,302)	70,565
Loss on disposal of assets, net	—	(178)	(53)	—	(231)
Minority interests	—	(2,891)	—	—	(2,891)

Earnings (loss) before income taxes	49,976	34,161	85,608	(102,302)	67,443
Income tax expense	26,851	—	—	—	26,851

Net earnings (loss)	$23,125	$34,161	$85,608	$(102,302)	$40,592

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
(in thousands)

	For the Period June 23, 2004 through September 30, 2004
		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue:
Acute care revenue	$—	$192,772	$111,321	$(2,788)	$301,305
Premium revenue	—	—	88,169	—	88,169

Total net revenue	—	192,772	199,490	(2,788)	389,474

Costs and expenses:
Salaries and benefits	—	75,089	40,449	—	115,538
Supplies	—	33,396	13,184	—	46,580
Medical claims	—	—	76,839	(2,788)	74,051
Other operating expenses	—	37,686	19,660	—	57,346
Provision for bad debts	—	28,645	10,841	—	39,486
Rentals and leases	—	5,484	3,356	—	8,840
Interest expense, net	17,459	—	3,624	(3,624)	17,459
Depreciation and amortization	—	15,125	4,731	—	19,856
Management fees	—	(2,000)	2,746	—	746
Loss on early extinguishment of debt	232	—	—	—	232
Equity in earnings of affiliates	(22,093)	—	—	22,093	—

Total costs and expenses	(4,402)	193,425	175,430	15,681	380,134

Earnings (loss) before loss on disposal of assets, minority interests and income taxes	4,402	(653)	24,060	(18,469)	9,340
Loss on disposal of assets, net	—	(107)	—	—	(107)
Minority interests	—	(1,207)	—	—	(1,207)

Earnings (loss) before income taxes	4,402	(1,967)	24,060	(18,469)	8,026
Income tax expense	3,321	—	—	—	3,321

Net earnings (loss)	$1,081	$(1,967)	$24,060	$(18,469)	$4,705

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
(in thousands)

	For the Period October 1, 2003 through June 22, 2004
		Subsidiary	Subsidiary		Condensed
Predecessor	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue:
Acute care revenue	$—	$499,326	$303,592	$(8,031)	$794,887
Premium revenue	—	—	202,273	—	202,273

Total net revenue	—	499,326	505,865	(8,031)	997,160

Costs and expenses:
Salaries and benefits	—	199,139	109,742	—	308,881
Supplies	—	91,960	37,705	—	129,665
Medical claims	—	—	176,369	(8,031)	168,338
Other operating expenses	—	94,152	51,496	—	145,648
Provision for bad debts	—	56,611	30,855	—	87,466
Rentals and leases	—	14,189	8,969	—	23,158
Interest expense, net	41,935	—	11,641	(11,641)	41,935
Depreciation and amortization	—	36,520	11,708	—	48,228
Management fees	—	(7,840)	7,840	—	—
Write-off of debt issue costs	8,850	—	—	—	8,850
Loss on early extinguishment of debt	51,852	—	—	—	51,852
Merger expenses	19,750	—	—	—	19,750
Equity in earnings of affiliates	(74,767)	—	—	74,767	—

Total costs and expenses	47,620	484,731	446,325	55,095	1,033,771

Earnings (loss) before gain on disposal of assets, minority interests and income taxes	(47,620)	14,595	59,540	(63,126)	(36,611)
Gain on disposal of assets, net	—	3,731	—	—	3,731
Minority interests	—	(3,098)	—	—	(3,098)

Earnings (loss) before income taxes	(47,620)	15,228	59,540	(63,126)	(35,978)
Income tax expense	1,152	—	—	—	1,152

Net earnings (loss)	$(48,772)	$15,228	$59,540	$(63,126)	$(37,130)

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
IASIS Healthcare LLC
Condensed Consolidating Statement of Cash Flows
(in thousands)

	For the Year Ended September 30, 2006
		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net earnings (loss)	$19,325	$16,309	$99,170	$(95,255)	$39,549
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	44,075	27,850	—	71,925
Amortization of loan costs	2,960	—	—	—	2,960
Minority interests	—	3,546	—	—	3,546
Deferred income taxes	21,002	—	—	—	21,002
Loss (gain) on disposal of assets	—	(2,162)	1,263	—	(899)
Equity in earnings of affiliates	(115,489)	—	—	115,489	—
Changes in operating assets and liabilities:
Accounts receivable	—	(8,001)	(7,995)	—	(15,996)
Inventories, prepaid expenses and other current assets	—	(11,096)	(5,470)	—	(16,566)
Accounts payable and other accrued liabilities	1,476	32,057	18,090	—	51,623

Net cash provided by (used in) operating activities	(70,726)	74,728	132,908	20,234	157,144

Cash flows from investing activities
Purchases of property and equipment	—	(52,446)	(94,482)	—	(146,928)
Proceeds from sale of assets	—	147	—	—	147
Change in other assets	—	(55)	653	—	598

Net cash used in investing activities	—	(52,354)	(93,829)	—	(146,183)

Cash flows from financing activities
Payment of debt and capital leases	(4,402)	(2,298)	(1,163)	—	(7,863)
Proceeds from sale of partnership interests	—	1,105	4,622	—	5,727
Change in intercompany balances with affiliates, net	75,128	(15,260)	(39,634)	(20,234)	—
Distribution of minority interests	—	—	(2,507)	—	(2,507)

Net cash provided by (used in) financing activities	70,726	(16,453)	(38,682)	(20,234)	(4,643)

Increase (decrease) in cash and cash equivalents	—	5,921	397	—	6,318
Cash and cash equivalents at beginning of period	—	88,597	500	—	89,097

Cash and cash equivalents at end of period	$—	$94,518	$897	$—	$95,415

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
IASIS Healthcare LLC
Condensed Consolidating Statement of Cash Flows
(in thousands)

	For the Year Ended September 30, 2005
		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net earnings (loss)	$23,125	$34,161	$85,608	$(102,302)	$40,592
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	45,616	25,421	—	71,037
Amortization of loan costs	5,789	—	—	—	5,789
Minority interests	—	2,891	—	—	2,891
Deferred income taxes	25,600	—	—	—	25,600
Loss on disposal of assets	—	178	53	—	231
Hurricane-related expenses	—	—	4,762	—	4,762
Equity in earnings of affiliates	(119,769)	—	—	119,769	—
Changes in operating assets and liabilities:
Accounts receivable	—	2,355	(3,531)	—	(1,176)
Inventories, prepaid expenses and other current assets	—	(4,841)	(2,715)	—	(7,556)
Accounts payable and other accrued liabilities	4,668	803	1,512	—	6,983

Net cash provided by (used in) operating activities	(60,587)	81,163	111,110	17,467	149,153

Cash flows from investing activities
Purchases of property and equipment	—	(70,305)	(72,063)	—	(142,368)
Acquisitions including working capital settlement payments	—	(1,359)	—	—	(1,359)
Investment in joint venture	—	—	(3,732)	—	(3,732)
Change in other assets	—	(4,285)	10	—	(4,275)

Net cash used in investing activities	—	(75,949)	(75,785)	—	(151,734)

Cash flows from financing activities
Payment of debt and capital leases	(7,876)	(1,742)	(1,231)	—	(10,849)
Proceeds from borrowings	2,274	—	—	—	2,274
Debt financing costs incurred	(487)	—	—	—	(487)
Proceeds from sale of partnership interests	—	6,027	—	—	6,027
Change in intercompany balances with affiliates, net	66,676	(18,145)	(31,064)	(17,467)	—
Distribution of minority interests	—	—	(4,092)	—	(4,092)

Net cash provided by (used in) financing activities	60,587	(13,860)	(36,387)	(17,467)	(7,127)

Decrease in cash and cash equivalents	—	(8,646)	(1,062)	—	(9,708)
Cash and cash equivalents at beginning of period	—	97,243	1,562	—	98,805

Cash and cash equivalents at end of period	$—	$88,597	$500	$—	$89,097

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
IASIS Healthcare LLC
Condensed Consolidating Statement of Cash Flows
(in thousands)

	For the Period June 23, 2004 through September 30, 2004
		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net earnings (loss)	$1,081	$(1,967)	$24,060	$(18,469)	$4,705
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	15,125	4,731	—	19,856
Amortization of loan costs	1,792	—	—	—	1,792
Minority interests	—	1,207	—	—	1,207
Deferred income taxes	—	3,234	—	—	3,234
Loss on disposal of assets, net	—	107	—	—	107
Equity in earnings of affiliates	(22,093)	—	—	22,093	—
Changes in operating assets and liabilities:
Accounts receivable	—	9,080	(358)	—	8,722
Inventories, prepaid expenses and other current assets	—	2,656	(4,237)	—	(1,581)
Accounts payable and other accrued liabilities	12,538	(1,347)	14,787	—	25,978

Net cash provided by (used in) operating activities	(6,682)	28,095	38,983	3,624	64,020

Cash flows from investing activities
Purchases of property and equipment	—	(4,140)	(40,666)	—	(44,806)
Acquisitions including working capital settlement payments	—	(1,950)	—	—	(1,950)
Change in other assets	—	1,067	(270)	—	797

Net cash used in investing activities	—	(5,023)	(40,936)	—	(45,959)

Cash flows from financing activities
Payment of debt and capital leases	(1,129)	(578)	(145)	—	(1,852)
Debt financing costs incurred	(349)	—	—	—	(349)
Costs paid for sale of partnership interests	—	(15)	—	—	(15)
Change in intercompany balances with affiliates, net	8,160	(5,141)	605	(3,624)	—
Distribution of minority interests	—	—	(983)	—	(983)

Net cash provided by (used in) financing activities	6,682	(5,734)	(523)	(3,624)	(3,199)

Increase (decrease) in cash and cash equivalents	—	17,338	(2,476)	—	14,862
Cash and cash equivalents at beginning of period	—	79,905	4,038	—	83,943

Cash and cash equivalents at end of period	$—	$97,243	$1,562	$—	$98,805

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
IASIS Healthcare LLC
Condensed Consolidating Statement of Cash Flows
(in thousands)

	For the Period October 1, 2003 through June 22, 2004
		Subsidiary	Subsidiary		Condensed
Predecessor	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net earnings (loss)	$(48,772)	$15,228	$59,540	$(63,126)	$(37,130)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	36,520	11,708	—	48,228
Amortization of loan costs	2,262	—	—	—	2,262
Minority interests	—	3,098	—	—	3,098
Gain on disposal of assets, net	—	(3,731)	—	—	(3,731)
Loss on early extinguishment of debt	14,993	—	—	—	14,993
Write-off of debt issue costs	8,850	—	—	—	8,850
Equity in earnings of affiliates	(74,767)	—	—	74,767	—
Changes in operating assets and liabilities:
Accounts receivable	—	(3,980)	(4,562)	—	(8,542)
Establishment of accounts receivable of recent acquisition	—	(11,325)	—	—	(11,325)
Inventories, prepaid expenses and other current assets	—	(3,417)	(2,239)	—	(5,656)
Accounts payable and other accrued liabilities	(19,695)	10,471	16,215	—	6,991

Net cash provided by (used in) operating activities	(117,129)	42,864	80,662	11,641	18,038

Cash flows from investing activities
Purchase of property and equipment	—	(42,958)	(39,307)	—	(82,265)
Acquisitions including working capital settlement payments	—	(23,032)	—	—	(23,032)
Proceeds from sale of assets	—	14,928	—	—	14,928
Change in other assets	—	(1,950)	300	—	(1,650)

Net cash used in investing activities	—	(53,012)	(39,007)	—	(92,019)

Cash flows from financing activities
Proceeds from issuance of common stock, net	529,000	—	—	—	529,000
Proceeds from debt borrowings	900,000	—	—	—	900,000
Cash paid to security holders	(677,780)	—	—	—	(677,780)
Payment of merger costs incurred by members of IASIS Investment LLC	(10,800)	—	—	—	(10,800)
Payment of debt and capital leases	(649,309)	(1,019)	(1,043)	—	(651,371)
Debt financing costs incurred	(31,469)	—	—	—	(31,469)
Proceeds from sale of partnership interests	—	1,784	—	—	1,784
Change in intercompany balances with affiliates, net	57,487	(11,497)	(34,349)	(11,641)	—
Distribution of minority interests	—	—	(2,510)	—	(2,510)

Net cash provided by (used in) financing activities	117,129	(10,732)	(37,902)	(11,641)	56,854

Increase (decrease) in cash and cash equivalents	—	(20,880)	3,753	—	(17,127)
Cash and cash equivalents at beginning of period	—	100,785	285	—	101,070

Cash and cash equivalents at end of period	$—	$79,905	$4,038	$—	$83,943

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
          None.
Item 9A. Controls and Procedures
          Evaluations of Disclosure Controls and Procedures
          Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2006. Based on this evaluation, the principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports.
          Changes in Internal Control Over Financial Reporting
          During the fourth fiscal quarter of the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
Item 9B. Other Information
          None.
PART III
Item 10. Directors and Executive Officers of the Registrant
          The following table sets forth the name, age and position of the directors and executive officers of IAS and executive officers of IASIS. See “Certain Relationships and Related Transactions.”

Name	Age	Position
David R. White	59	Chairman of the Board and Chief Executive Officer
Sandra K. McRee	50	President and Chief Operating Officer
W. Carl Whitmer	42	Chief Financial Officer
Frank A. Coyle	42	Secretary and General Counsel
James Moake	37	Operations Chief Financial Officer
John M. Doyle	46	Vice President and Chief Accounting Officer
Larry D. Hancock	48	President, Utah Market
Brian Dunn	43	President, Arizona Market
Jim McKinney	53	President, Florida, Texas and Nevada Markets
Steve King	40	Chief Financial Officer, Utah Market
Roger Armstrong	57	Chief Financial Officer, Arizona Market
Shane Wells	37	Chief Financial Officer, Florida, Texas and Nevada Markets
Peter Stanos	43	Vice President, Ethics and Business Practices
David Bonderman	64	Director
Jonathan J. Coslet	42	Director
Kirk E. Gorman	56	Director
Curtis S. Lane	49	Director
Todd B. Sisitsky	35	Director
Paul S. Levy	59	Director
Jeffrey C. Lightcap	47	Director
Sharad Mansukani	37	Director

          David R. White was non-executive Chairman of the Board of Directors of IAS from October 1999 until November 30, 2000. Mr. White was appointed Chief Executive Officer of IAS on December 1, 2000. He also served as President of IAS from May 2001 through May 2004. He was appointed Chief Executive Officer of IASIS upon consummation of the Transactions. Mr. White served as President and Chief Executive Officer of LifeTrust, an assisted living company, from November 1998 until November 2000. From June 1994 to September 1998, Mr. White served as President of the Atlantic Group at Columbia/HCA, where he was responsible for 45 hospitals located in nine states. Previously, Mr. White was Executive Vice President and Chief Operating Officer at Community Health Systems, Inc., a for-profit hospital management company that operated approximately 20 acute-care hospitals.
          Sandra K. McRee was appointed Chief Operating Officer of IAS in May 2001 and President in May 2004. She was appointed President and Chief Operating Officer of IASIS upon consummation of the Transactions. Ms. McRee was a Regional Vice President for Province Healthcare Corporation from April 1999 until May 2001, where she oversaw the operations of five facilities in Florida, Louisiana and Mississippi. Ms. McRee also served as Vice President, Operations of Province Healthcare Corporation from October 1998 through March 1999. From August 1997 through September 1998, she served as a Division President for Columbia/ HCA. Ms. McRee also served as a Group Vice President, Operations for Columbia/HCA from May 1995 through July 1997. Prior to joining Columbia/HCA, Ms. McRee served as an Assistant Vice President for Community Health Systems Inc. where she oversaw 36 facilities. Ms. McRee has spent her entire professional career in the healthcare industry.
          W. Carl Whitmer served as Vice President and Treasurer of IAS from March 2000 through October 2001, and was appointed Chief Financial Officer of IAS effective November 2001. He was appointed Chief Financial Officer of IASIS upon consummation of the Transactions. Prior to joining our company, Mr. Whitmer served as Vice President of Finance and Treasurer of PhyCor Inc., where he was employed from July 1994 through February 2000. Mr. Whitmer’s responsibilities at PhyCor included acquisitions, capital planning and management, investor relations, treasury management and external financial reporting. Prior to joining PhyCor, Inc. Mr. Whitmer served as a Senior Manager with the accounting firm of KPMG LLP, where he was employed from July 1986 to July 1994.
          Frank A. Coyle has been Secretary and General Counsel of IAS since October 1999. He was appointed Secretary and General Counsel of IASIS upon consummation of the Transactions. From August 1998 until October 1999, Mr. Coyle served as Secretary and General Counsel of a company formed by members of our management that was merged into one of our subsidiaries. Mr. Coyle served from May 1995 to August 1998 as Assistant Vice President Development in Physician Services and in-house Development Counsel for Columbia/HCA. From May 1990 to May 1995, Mr. Coyle was an attorney with Baker, Worthington, Crossley, Stansberry & Woolf where his work included mergers, acquisitions, securities transactions, not-for-profit representation and formation of Tennessee health maintenance organizations.
          James Moake was appointed Operations Chief Financial Officer in February 2005. Previously, he has served as a Division Chief Financial Officer of IASIS since March 2003. From November 2002 to March 2003, Mr. Moake served as Operations Controller of IAS. Prior to joining the company, from March 2000 to November 2002, he served as the Chief Financial Officer for two regional medical centers of Province Healthcare Corporation. Mr. Moake served as the Chief Financial Officer of HMA, Inc.’s Community Hospital of Lancaster (PA) from July 1999 to March 2000 and the Assistant Chief Financial Officer of HMA, Inc.’s Biloxi Regional Medical Center (MS) from June 1998 to June 1999. From December 1994 to May 1998, he served as the Chief Financial Officer of Grant Regional Health Center, Inc. in Wisconsin.
          John M. Doyle served as Vice President and Treasurer of IAS from April 2002 and was appointed Vice President and Treasurer of IASIS upon consummation of the Transactions. He was appointed Vice President and Chief Accounting Officer of IASIS effective July 2006. Mr. Doyle was a Senior Manager at Ernst & Young LLP from February 1997 until March 2002 and at KPMG LLP from August 1994 to January 1997, where he specialized in healthcare audit and business advisory services, including mergers and acquisitions. In addition, from October 1991 to August 1994, Mr. Doyle was the Chief Financial Officer for two community hospitals in East Tennessee and North Carolina.
          Larry D. Hancock was named President for the Utah Market of IAS in June 2003. He was appointed President of the Utah Market of IASIS upon consummation of the Transactions. He served as President of Altius

Health Plans in Salt Lake City, Utah from 1998 to June 2003. Prior to joining Altius, he served as President and Chief Executive Officer of American Family Care of Utah from July 1996 to September 1998. He was Chief Financial Officer of St. Mark’s Hospital in Salt Lake City from 1989 to 1994 and then served as President and Chief Executive Officer of St. Mark’s from 1994 to 1996. Prior to 1989, Mr. Hancock served as Chief Financial Officer and Controller of various hospitals owned and operated by proprietary healthcare organizations.
          Brian Dunn was named President of the Arizona Market of IASIS in April 2006. From August 2002 to March 2006, Mr. Dunn was Chief Executive officer for Salt Lake Regional Medical Center, an IASIS Utah hospital. From August 2001 to August 2002, Mr. Dunn was Senior Vice President for Ingenix, Inc., a subsidiary of United Health Group. From October 1995 to August 2001, Mr. Dunn was employed by Community Health Systems, Inc. as Director of Acquisitions and Chief Executive Officer of Lakeway Regional Hospital. Mr. Dunn has also served as Chief Executive Officer and Chief Operating Officer for various hospitals with HCA and HealthTrust. Mr. Dunn received a Bachelor of Arts Degree from the University of Utah and Master of Health Administration Degree from Virginia Commonwealth University.
          Jim McKinney was named President of the Texas Market effective April 2006 and the Florida Market effective July 2006 in addition to President of the Nevada Market of IAS and IASIS, which he has held since August 2004. He served as Vice President, Operations and Development from April 2004 to August 2004. Before joining IAS, Mr. McKinney was President/Chief Operating Officer for Leland Medical Centers, a hospital development and management corporation. Prior to joining Leland Medical Centers, Mr. McKinney served as President/CEO of Brim Healthcare, Inc., the nation’s second largest hospital management company. While at Brim Healthcare, Inc., Mr. McKinney was responsible for 60 hospitals representing $700 million in net revenue and over 13,000 employees. Additionally, Mr. McKinney has served in numerous operational, management and development positions in hospital systems for the past 30 years.
          Steve King was named Chief Financial Officer of the Utah Market in October 2006. Mr. King served as a Hospital Chief Financial Officer for Baptist Health System in San Antonio, Texas from 2003 to October 2006. From 2000 to 2003, Mr. King worked for Tenet Healthcare Corporation. Mr King has 17 years of experience in the healthcare industry.
          Roger Armstrong was named Chief Financial Officer of the Arizona Market in July 2006. Mr. Armstrong was employed by Vanguard Health Systems, Inc. as Chief Financial Officer of Paradise Valley Medical Center from May 2003 to July 2006. Prior to that time, Mr. Armstrong served as a Regional Chief Financial Officer for Brim Healthcare, Inc. from April 2000 to May 2003.
          Shane Wells joined IASIS in August 2006 as the market Chief Financial Officer for the Texas and Nevada Markets. On October 1, 2006, Mr. Wells assumed Market Chief Financial Officer responsibility for the Florida market as well. Prior to joining IASIS, Mr. Wells was a hospital Chief Financial Officer with Health Management Associates, Inc.
          Peter Stanos served as Regional Director Clinical Operations, Utah Market of IAS from July 2002 until April 2003. Mr. Stanos was appointed Vice President, Ethics & Business Practices of IAS in April 2003. He was appointed Vice President, Ethics & Business Practices of IASIS upon consummation of the Transactions. From May 2000 until July 2002, Mr. Stanos was employed by Province Healthcare Corporation as Chief Quality Officer of Havasu Regional Medical Center and as Regional Director of Quality and Resource Management. From 1997 until 2000, Mr. Stanos was employed by HCA and Triad Hospitals, Inc. as an Associate Administrator and Director of Quality and Resource Management, Materials, Pharmacy and Risk Management. Prior to joining HCA, Mr. Stanos served as Regional Director of several healthcare companies, as well as an independent healthcare consultant.
          David Bonderman became a Director of IAS upon the consummation of the Transactions. Mr. Bonderman is a founder of TPG and serves as a principal and general partner of the firm. Prior to forming TPG in 1993, Mr. Bonderman was Chief Operating Officer of the Robert M. Bass Group, Inc. (now doing business as Keystone, Inc.) in Fort Worth, Texas. Mr. Bonderman serves on the boards of directors of the following public companies: Burger King Holdings, Inc., CoStar Group, Inc., Gemalto N.V. and Ryanair Holdings, plc. He also serves on the boards of directors of the Wilderness Society, Grand Canyon Trust, World Wildlife Fund, University of Washington Foundation and the American Himalayan Foundation.
          Jonathan J. Coslet became a Director of IAS upon the consummation of the Transactions. Mr. Coslet is a Senior Partner of TPG, responsible for the firm’s generalist and healthcare investment activities. Mr. Coslet is also a member of the firm’s Investment Committee and Management Committee. Prior to joining TPG in 1993, Mr. Coslet was in the Investment Banking department of Donaldson, Lufkin & Jenrette, specializing in leveraged acquisitions and high yield finance from 1991 to 1993. Mr. Coslet serves on the boards of directors of Quintiles Transnational Corp., J.Crew Group, Inc., The Neiman Marcus Group, Inc., and PETCO Animal Supplies, Inc.
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
          Paul S. Levy has been a Director of IAS since October 1999. Mr. Levy is a Senior Managing Director of JLL Partners, Inc., which he founded in 1988. Mr. Levy serves as a director of several companies, including Builders FirstSource, Inc., Fairfield Manufacturing Company, Inc., Lancer Industries Inc., Motor Coach Industries International Inc., Mosaic Sales Solutions and PGT Industries.
          Jeffrey C. Lightcap has been a Director of IAS since October 1999. Mr. Lightcap is a Senior Managing Director of HealthCor Group. Prior to HealthCor Group, Mr. Lightcap was a Senior Managing Director at JLL Partners, which he joined in June 1997. From February 1993 to May 1997, Mr. Lightcap was a Managing Director at Merrill Lynch & Co., Inc., where he was the head of leveraged buyout firm coverage for the mergers and acquisitions group.
          Sharad Mansukani became a Director of IAS in April 2005. Dr. Mansukani serves as a senior advisor of TPG, and serves on the faculty at both the University of Pennsylvania and Temple University School of Medicine. Dr. Mansukani completed a residency and fellowship in ophthalmology at the University of Pennsylvania School of Medicine and a fellowship in quality management and managed care at the Wharton School of Business.
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
Item 11. Executive Compensation
          The following table provides information as to annual, long-term or other compensation during the last three fiscal years for:
–	the individual serving as Chief Executive Officer of the Company during the fiscal year ended September 30, 2006; and

–	the four other most highly compensated executive officers of the Company who were serving as executive officers of the Company at September 30, 2006.

	Annual Compensation					Long-Term Compensation Awards
					Other Annual	Securities Underlying	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)		Compensation ($)(1)	Options (#)	Compensation ($)
David R. White (2)	2006	$740,385	$370,192		$—	5,500	$6,521	(4)
Chairman of the Board	2005	770,000	1,248,940		—	194,000	5,967
& Chief Executive Officer	2004	700,000	4,400,000	(3)	—	292,000	6,500

Sandra K. McRee (5)	2006	$514,800	$128,700		$—	3,250	$7,500	(4)
President &	2005	514,800	417,503		—	85,200	7,000
Chief Operating Officer	2004	468,000	1,968,000	(3)	—	116,800	6,500

W. Carl Whitmer (6)	2006	$458,920	$114,730		$—	3,250	$6,543	(4)
Chief Financial Officer	2005	459,000	372,184		—	85,200	6,055
	2004	417,200	1,917,200	(3)	—	116,800	4,936

Frank A. Coyle (7)	2006	$317,744	$55,605		$—	10,000	$6,435	(4)
Secretary & General Counsel	2005	307,764	107,717		—	30,000	6,093
	2004	274,917	96,221	(3)	—	30,000	5,628

Larry Hancock (8)	2006	$301,913	$150,956		$—	10,000	$4,935	(4)
President, Utah Market	2005	260,738	164,516		—	20,000	7,000
	2004	191,250	34,135		—	20,000	—

(1)	Perquisites and other personal benefits did not exceed the lesser of either $50,000 or 10% of the total of annual salary and bonus for any named executive officer.

(2)	Mr. White served as IAS’s non-executive Chairman of the Board of Directors from October 1999 until November 2000. He was appointed Chief Executive Officer in December 2000 and President in May 2001. He served as President of IAS until May 2004 and continues to serve as Chief Executive Officer of IAS. Mr. White was appointed Chief Executive Officer of IASIS upon consummation of the Transactions.

(3)	Includes annual bonus compensation and special bonus compensation received in connection with the Transactions.

(4)	Contribution on behalf of the employee to 401(k) plan.

(5)	Ms. McRee was appointed IAS’s Chief Operating Officer in May 2001 and President in May 2004. She was appointed President and Chief Operating Officer of IASIS upon consummation of the Transactions.

(6)	Mr. Whitmer served as IAS’s Vice President and Treasurer from March 2000 until October 2001. He was appointed Chief Financial Officer of IAS in November 2001. He was appointed Chief Financial Officer of IASIS upon consummation of the Transactions.

(7)	Mr. Coyle has been Secretary and General Counsel of IAS since October 1999. He was appointed Secretary and General Counsel of IASIS upon consummation of the Transactions.

(8)	Mr. Hancock was appointed President, Utah Market for IAS in June 2003. He was appointed President Utah Market for IASIS upon consummation of the Transactions.
OPTION GRANTS IN LAST FISCAL YEAR
          The following table provides information concerning individual grants of stock options made during the fiscal year ended September 30, 2006 to each of the named executive officers:

	Number of	Percent of Total			Potential Realizable Value at
	Securities	Options			Assumed Annual Rates of Stock Price
	Underlying	Granted to			Appreciation
	Options	Employees in	Exercise		for Option Term
Name	Granted (#)	Fiscal Year (%)	Price ($)	Expiration Date	5% ($)	10% ($)
David R. White	5,500	2.3%	$35.68	April 1, 2016	$123,414	$312,756
Sandra K. McRee	3,250	1.4%	$35.68	April 1, 2016	$72,927	$184,810
W. Carl Whitmer	3,250	1.4%	$35.68	April 1, 2016	$72,927	$184,810
Frank A. Coyle	10,000	4.2%	$35.68	April 1, 2016	$224,390	$568,647
Larry Hancock	10,000	4.2%	$35.68	April 1, 2016	$224,390	$568,647
          The following table summarizes certain information with respect to unexercised options to purchase common and preferred stock of IAS held by the named executive officers at September 30, 2006. The securities underlying unexercised options were valued at $35.68 per common share and $1,000.00 per preferred share.
2006 FISCAL YEAR-END OPTION VALUES

	Number of Securities Underlying		Value of Unexercised
	Unexercised-Options Held at		In-The-Money Options at
	September 30, 2006		September 30, 2006(1)
Name	Exercisable (#)	Unexercisable (#)	Exercisable ($)	Unexercisable ($)
David R. White	256,371	297,000	$5,743,136	$4,570,720
Sandra K. McRee	109,151	141,490	$2,198,180	$2,167,603
W. Carl Whitmer	99,828	141,490	$1,952,049	$2,167,603
Frank A. Coyle	23,549	52,000	$428,746	$658,560
Larry Hancock	15,773	38,000	$287,784	$439,040

(1)	There is no public market for the common stock of IAS. The dollar values of unexercised in-the-money options to purchase IAS common shares represent the difference between the assumed fair market value of $35.68 per share at September 30, 2006, as determined by the Board of Directors in accordance with IAS’s 2004 Stock Option Plan, and the exercise price of the options. Value of the unexercised in-the-money options to purchase preferred shares of IAS were based on the difference of the preferred stock’s accreted value per share of $1,311.09 and the exercise price of the rollover options of $437.48 per share. The accreted value of IAS preferred stock has been determined based on the initial value of $1,000 per share at date of issuance on June 22, 2004, plus a dividend rate of 11.75% per year accumulated and unpaid since such date.
          There were no option exercises during 2006 by the named executive officers in the table above.
          We entered into rollover option agreements in connection with the Transactions with each of the named executive officers and other executive officers pursuant to which such individuals agreed to roll over options to purchase an aggregate 299,900 shares of common stock of IAS into options to purchase an aggregate 3,263 shares of preferred stock of IAS, with an exercise price of $437.48 per share, and an aggregate 163,152 shares of new common stock of IAS, with an exercise price of $8.75 per share. These new rollover options are fully vested and shall remain outstanding and exercisable for the remainder of their original term.
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
Employment Agreements
          On May 4, 2004, we entered into five-year employment agreements that commenced upon the consummation of the Transactions with each of David R. White, under which he serves as Chairman of the Board and Chief Executive Officer, Sandra K. McRee, under which she serves as Chief Operating Officer and President, and W. Carl Whitmer, under which he serves as Chief Financial Officer. Mr. White’s employment agreement provides for an initial base salary of $700,000 each year. Ms. McRee’s employment agreement provides for an initial base salary of $468,000 per year. Mr. Whitmer’s employment agreement provides for an initial base salary of $417,200 each year. Mr. White is entitled to receive an annual target bonus of up to 100% of his base salary and an annual maximum bonus of up to 200% of his base salary based upon the achievement of certain performance objectives set annually by the IAS board of directors. Ms. McRee and Mr. Whitmer also are entitled to receive an annual target bonus of up to 50% of their base salaries and an annual maximum bonus of up to 100% of their base salaries based upon the achievement of certain performance objectives set annually by the IAS board of directors. The base salaries of Mr. White, Ms. McRee and Mr. Whitmer under such employment agreements during fiscal year 2006 were $740,385, $514,800 and $458,920, respectively.
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
Compensation Committee Interlocks and Insider Participation in Compensation Decisions
          During fiscal 2006, IAS’s compensation committee was comprised of Messrs. White, Bonderman and Coslet. Messrs. Bonderman and Coslet have never been officers of IAS.
Non-qualified Executive Savings Plan
          We introduced our non-qualified executive savings plan July 1, 2006. The plan is a voluntary, tax-deferred savings vehicle that is available to those employees, including physicians, who have reached a specific level of earnings and who will play a significant role in the long-term strategy of our Company.
          An eligible employee must contribute the maximum allowed by law to the IASIS 401(k) Retirement Savings Plan in order to participate in the non-qualified executive savings plan. There are two types of deferrals available under the plan: excess deferrals and additional deferrals.
          Excess deferrals are contributions that are deposited into the non-qualified executive savings plan because either (a) the participant’s earnings have exceeded $225,000 and/or (b) the participant’s deferrals into the 401(k) retirement plan have reached a stipulated dollar limit ($15,000 in 2006). Excess deferrals are automatically deposited into the nonqualified executive savings plan if these limits are reached. Physician excess deferrals are not matched. Executive excess deferrals are matched at the same rate as contributions to the 401(k) retirement plan. There is a five-year service requirement for participants to vest in the IASIS excess matching contributions.
          Additional deferrals are contributions to the non-qualified executive savings plan that are independent of a participant’s 401(k) contribution election.

          The non-qualified executive savings plan offers a range of investment options that act as “benchmark funds.” Benchmark funds are defined as the investment fund or funds used to represent the performance and current deemed balance of a participant’s non-qualified account, which is considered a notional deferred compensation account. Contributions become part of our general assets.
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
          The maximum number of shares of IAS common stock that may be issued pursuant to options granted under the plan is 1,902,650; provided, however, that on each anniversary of the closing of the Transactions prior to an initial public offering, an additional 146,000 shares of common stock will be available for grant.
          The terms and conditions applicable to options are set forth by the committee in each individual option agreement. However, no option granted under this plan may expire later than ten years from its date of grant. In addition, the committee may not grant incentive stock options to any person who is not our employee on the date of the grant, and the exercise price of an incentive stock option cannot be less than the fair market value of a share of IAS common stock on the date of its grant. The exercise price of an incentive stock option granted to a stockholder who owns at the time of the grant shares of IAS common stock with more than ten percent of the total combined voting power of all classes of IAS capital stock cannot be less than 110% of the fair market value of a share of IAS common stock on the date of the grant and the exercise period shall not exceed five years from the date of the grant. Furthermore, the aggregate fair market value of the shares of IAS common stock for which incentive stock options granted under this plan or any other stock option plan, determined as of the date of grant, that become exercisable for the first time by any person during any calendar year may not exceed $100,000. Any incentive stock options granted in excess of this limitation will be treated for all purposes as non-qualified stock options. As of September 30, 2006, we had no incentive stock options outstanding.
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
          As of September 30, 2006, options to purchase a total of 1,595,485 shares had been granted and were outstanding under this plan, of which 496,725 were then vested and exercisable.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plans
          The table below sets forth the following information as of September 30, 2006 with respect to IAS’s compensation plans (including individual compensation arrangements) under which its equity securities are authorized for issuance, aggregated by (i) all compensation plans previously approved by IAS’s security holders and (ii) all compensation plans not previously approved by IAS’s security holders:
— the number of securities to be issued upon the exercise of outstanding options;
— the weighted-average exercise price of the outstanding options; and
— the number of securities remaining available for future issuance under the plans.
          IAS’s 2004 Stock Option Plan has been approved by its stockholders. IAS has not issued any warrants or other rights to purchase its equity securities.

			Remaining Available
			for Future Issuance
	Number of		Under Equity
	Securities to be		Compensation Plans
	Issued Upon	Weighted-average	(excluding securities
	Exercise of	Exercise Price of	reflected in the
Plan Category	Outstanding Options	Outstanding Options	first column)
Equity compensation plans approved by security holders
Preferred stock(1)	3,263	$437.48	—
Common stock(2)	1,758,637	$21.02	307,165
Equity compensation plans not approved by security holders	—	—	—

Total	1,761,900	$21.80	307,165

(1)	Shares of preferred stock to be issued upon exercise of rollover options issued in connection with the Transactions.

(2)	Consists of 163,152 shares of common stock to be issued upon exercise of rollover options issued in connection with the Transactions, with an exercise price of $8.75 per share, and 1,595,485 shares of common stock to be issued upon exercise of options issued under IAS’s 2004 Stock Option Plan, with exercise prices ranging from $20.00 to $35.68 per share. Of the 1,902,650 shares of common stock currently authorized for issuance under the 2004 Stock Option Plan, 307,165 shares remain available for future issuance.

Beneficial Ownership of Common Stock
          After giving effect to the Transactions, IASIS is a limited liability company consisting of 100% common interests owned by IAS. IAS’s outstanding shares consist of one class of common stock and one class of preferred stock, and 100% of the outstanding common and preferred stock is owned by IASIS Investment. In addition, senior members of IAS’s management converted a portion of their in-the-money options into options to purchase IAS’s common and preferred shares in connection with the Transactions. The outstanding equity interest of IASIS Investment is held 74.4% by TPG, 18.8% by JLL and approximately 6.8% by Trimaran.
          The following table presents information as of December 19, 2006 regarding ownership of shares of IAS common stock and preferred stock by each person known to be a holder of more than 5% of IAS common stock and preferred stock, the members of the IAS board of directors, each executive officer named in the summary compensation table and all current directors and executive officers as a group.
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
          Unless otherwise indicated, the address of each person listed below is 117 Seaboard Lane, Building E, Franklin, Tennessee 37067.

				Percentage of	Percentage of
	Preferred Shares	Common Shares		Preferred Shares	Common Shares
Beneficial Owners	Beneficially Owned (a)	Beneficially Owned (b)		Beneficially Owned	Beneficially Owned

IASIS Investment (c)	292,000	14,600,000		100.0%	100.0%
David R. White	1,213	255,158		*	*
Sandra K. McRee	890	108,261		*	*
W. Carl Whitmer	707	99,121		*	*
Frank A. Coyle	109	23,440		*	*
Larry Hancock	74	15,699		*	*
David Bonderman (d)	—	—		—	—
Jonathan J. Coslet (d)	—	—		—	—
Kirk E. Gorman	—	1,701	(e)	*	*
Curtis Lane	—	—		—	—
Todd B. Sisitsky	—	—		—	—
Paul S. Levy (f)	54,986	2,744,800		18.8%	18.8%
Jeffrey C. Lightcap	54,986	2,744,800		18.8%	18.8%
Sharad Mansukani	—	1,464	(e)	*	*
Current directors and executive officers as a group (21 persons)	295,067	15,134,613		100.0%	100.0%

*	Less than 1%.

(a)	The following shares of preferred stock subject to options converted by management in connection with the Transactions currently exercisable or exercisable within 60 days of December 19, 2006, are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options but are not deemed outstanding for the purpose of computing the percentage ownership of any other person: Mr. White, 1,213; Ms. McRee, 890; Mr. Whitmer, 707; Mr. Coyle, 109; Mr. Hancock, 74; and all current directors and executive officers as a group (21 persons), 3,067.

(b)	The following shares of common stock subject to options converted by management in connection with the Transactions currently exercisable or exercisable within 60 days of December 19, 2006, are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options but are not deemed outstanding for the purpose of computing the percentage ownership of any other person: Mr. White, 255,158; Ms. McRee, 108,261; Mr. Whitmer, 99,121; Mr. Coyle, 23,440; Mr. Hancock, 15,699; and all current directors and executive officers as a group (21 persons), 534,613.

(c)	The membership interests of IASIS Investment are owned as follows: TPG, 74.4%, JLL, 18.8%, and Trimaran, 6.8%. TPG Advisors III, Inc. and TPG Advisors IV, Inc. through their ownership of TPG, which owns a controlling interest in IASIS Investment, may be deemed to beneficially own all of the shares of preferred stock and common stock owned by IASIS Investment.

(d)	David Bonderman, James G. Coulter and William S. Price, III are directors, executive officers and the sole shareholders of TPG Advisors III, Inc. and TPG Advisors IV, Inc. TPG Advisors III, Inc. and TPG Advisors IV, Inc. through their ownership of TPG, which owns a controlling interest in IASIS Investment, may be deemed to beneficially own all of the shares of preferred stock and common stock owned by IASIS Investment. Messrs. Bonderman, Coulter and Price, by virtue of their positions with TPG Advisors III, Inc. and TPG Advisors IV, Inc. may be deemed to have investment powers and beneficial ownership with respect to all of the shares of preferred stock and common stock owned by IASIS Investment. Each of Messrs. Bonderman, Coulter and Price disclaims beneficial ownership of these shares of preferred stock and common stock. None of Messrs. Coslet and Sisitsky has investment power over any of the shares of preferred stock and common stock owned by IASIS Investment.

(e)	Represents shares of restricted stock granted to Messrs. Gorman and Mansukani pursuant to Director Compensation and Restricted Stock Award Agreements.

(f)	Mr. Levy is a senior managing director of JLL Partners, Inc. and Mr. Lightcap is a shareholder of JLL Partners, Inc. which, through its controlling interest in JLL, which owns 18.8% of IASIS Investment, may be deemed to beneficially own 18.8% of the shares of preferred stock and common stock owned by IASIS Investment. Accordingly, Messrs. Levy and Lightcap may be deemed to beneficially own 18.8% of the shares of preferred stock and common stock owned by IASIS Investment.
          All of the membership interests in IASIS are pledged to our lenders as security for our obligations under our senior secured credit facilities. In the event of a default under our senior secured credit facilities, our lenders would have the right to foreclose on such membership interests, which would result in a change in control of our company.
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
Investor Rights Agreement
          After giving effect to the Transactions, IASIS Investment is the sole stockholder of IAS, which owns 100% of the common interests of IASIS. IASIS Investment is party to an investor rights agreement with IAS. Pursuant to this agreement, IASIS Investment can cause IAS to register its interests in IAS under the Securities Act and to maintain a shelf registration statement effective with respect to such interests. IASIS Investment is also entitled to participate on a pro rata basis in any registration of our equity interests under the Securities Act that IAS may undertake. The agreement also grants IASIS Investment preemptive rights over certain additional issuances of equity securities by IAS.
Management Services Agreement
          Upon the consummation of the Transactions, we entered into a management services agreement with TPG GenPar III, L.P., TPG GenPar IV, L.P., both affiliates of TPG, JLL Partners Inc. and Trimaran Fund Management,

L.L.C. under which we paid those parties a transaction fee equal to $15.0 million in the aggregate. The management services agreement provides that in exchange for consulting and management advisory services that will be provided to us by the investors, we will pay an aggregate monitoring fee of 0.25% of budgeted net revenue up to a maximum of $5.0 million per fiscal year to these parties (or certain of their respective affiliates) and reimburse them for their reasonable disbursements and out-of-pocket expenses. This monitoring fee will be subordinated to the senior subordinated notes in the event of a bankruptcy of the company. For the years ended September 30, 2006 and 2005, we paid $4.2 million and $3.8 million, respectively, in monitoring fees under the management services agreement.
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
          IASIS and some of its subsidiaries are included in IAS’s consolidated group for U.S. federal income tax purposes as well as in some consolidated, combined or unitary groups which include IAS for state, local and foreign income tax purposes. With respect to tax returns for any taxable period in which IASIS or any of its subsidiaries are included in IAS’s consolidated group or any combined group including IAS, the amount of taxes to be paid by IASIS is determined, subject to some adjustments, as if it and each of its subsidiaries included in IAS’s consolidated group or a combined group including IAS filed their own consolidated, combined or unitary tax returns.
Item 14. Principal Accountant Fees and Services
          The following table sets forth the aggregate fees for services related to fiscal years 2006 and 2005 provided by Ernst & Young LLP, our principal accountants:

	Fiscal	Fiscal
	2006	2005
Audit Fees (a)	$1,115,700	$1,010,400
Audit-Related Fees (b)	315,500	6,400
Tax Fees	12,000	86,700
All Other Fees (c)	64,000	—

(a)	Audit Fees represent fees billed for professional services rendered for the audit of our annual financial statements and review of our quarterly financial statements, and audit services provided in connection with other statutory or regulatory filings.

(b)	Audit-Related Fees represent fees billed for assurance services related to the audit of our financial statements, as well as certain due diligence projects.

(c)	All Other Fees represent fees for services provided to us not otherwise included in the categories above.
          During fiscal 2006, we reviewed our existing practices regarding the use of our independent auditors to provide non-audit and consulting services, to ensure compliance with SEC proposals. Our audit committee pre-approval policy provides that our independent auditors may provide certain non-audit services which do not impair the auditors’ independence. In that regard, our audit committee must pre-approve all audit services provided to our company, as well as all non-audit services provided by our company’s independent auditors. This policy is administered by our senior corporate financial management, which reports throughout the year to our audit committee. Our audit committee pre-approved all audit and non-audit services provided by Ernst & Young LLP during fiscal 2006 and fiscal 2005.
Item 15. Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements: See Item 8

	2.	Financial Statement Schedules: Not Applicable

	3.	Management Contracts and Compensatory Plans and Arrangements

		—	Employment Agreement, dated as of May 4, 2004, by and between IASIS Healthcare Corporation and David R. White (1)

		—	Employment Agreement, dated as of May 4, 2004, by and between IASIS Healthcare Corporation and Sandra K. McRee (1)

		—	Employment Agreement, dated as of May 4, 2004, by and between IASIS Healthcare Corporation and W. Carl Whitmer (1)

		—	Form of Roll-over Option Letter Agreement (1)

		—	IASIS Healthcare Corporation 2004 Stock Option Plan (1)

		—	Form of Management Stockholders Agreement between IAS and each of David R. White, Sandra K. McRee and W. Carl Whitmer (1)

		—	Form of Management Stockholders Agreement under IASIS Healthcare Corporation 2004 Stock Option Plan (1)

		—	Form of Stock Option Grant Agreement under IASIS Healthcare Corporation 2004 Stock Option Plan (1)

		—	Form of Management Stockholders Agreement for Rollover Options (1)

		—	IASIS Corporate Incentive Plan (1)

		—	IASIS Market Executive Incentive Program (1)

		—	Director Compensation and Restricted Share Award Agreement, dated as of February 14, 2005, between IASIS Healthcare Corporation and Kirk Gorman (11)

		—	First Amendment to IASIS Healthcare Corporation 2004 Stock Option Plan (12)

		—	Director Compensation and Restricted Share Award Agreement, dated as of April 14, 2005, between IASIS Healthcare Corporation and Sharad Mansukani (13)

		—	IASIS Healthcare Non-Qualified Deferred Compensation Program

(b)	Exhibits:

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of May 4, 2004, by and among IASIS Investment LLC, Titan Merger Corporation and IASIS Healthcare Corporation (1)

2.2	Indemnification Agreement dated as of May 4, 2004, by and among IASIS Investment LLC, IASIS Healthcare Corporation, and the stockholders and option holders of IASIS Healthcare

Exhibit No.	Description
Corporation listed on the signature pages thereof (2)

2.3	Asset Sale Agreement dated as of January 16, 2004, by and between NLVH, Inc. and IASIS Healthcare Corporation (3)

2.4	Assignment and Assumption of Asset Sale Agreement dated as of January 16, 2004, by and between IASIS Healthcare Corporation and Lake Mead Hospital, Inc. (3)

2.5	Guaranty of Payment and Performance dated as of January 16, 2004, executed by IASIS Healthcare Corporation in favor of NLVH, Inc. (3)

3.1	Certificate of Formation of IASIS Healthcare LLC, as filed with the Secretary of State of the State of Delaware on May 11, 2004 (1)

3.2	Limited Liability Company Agreement of IASIS Healthcare LLC dated as of May 11, 2004 (1)

4.1	Indenture, dated as of June 22, 2004, among IASIS Healthcare LLC, IASIS Capital Corporation, the Subsidiary Guarantors and The Bank of New York Trust Company, N.A., as Trustee (1)

4.2	Form of Notation of Subsidiary Guarantee (1)

4.3	Form of 8 3/4% Senior Subordinated Exchange Note due 2014 (1)

4.4	Supplemental Indenture, dated as of June 30, 2004, by and between IASIS Finance Texas Holdings, LLC, IASIS Healthcare LLC, IASIS Capital Corporation, the existing Subsidiary Guarantors and The Bank of New York Trust Company, N.A., as Trustee (1)

4.5	Supplemental Indenture, effective as of August 1, 2005, by and among Cardiovascular Specialty Centers of Utah, LP, IASIS Healthcare LLC, IASIS Capital Corporation, the existing Subsidiary Guarantors and The Bank of New York Trust Company, N.A., as Trustee (15)

4.6	Supplemental Indenture, dated as of July 20, 2006, by and among IASIS Glenwood Regional Medical Center, L.P., IASIS Healthcare LLC, IASIS Capital Corporation, the existing Subsidiary Guarantors and The Bank of New York Trust Company, N.A., as Trustee

4.7	Supplemental Indenture, dated as of July 27, 2006, by and among The Heart Center of Central Phoenix, L.P., IASIS Healthcare LLC, IASIS Capital Corporation, the existing Subsidiary Guarantors and The Bank of New York Trust Company, N.A., as Trustee

10.1	Lease, dated as of July 29, 1977, by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, Inc., as Tenant (4)

10.2	Addendum to Lease entered into by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, Inc., as Tenant (4)

10.3	Conforming Amendment to Lease, dated as of June 10, 1991, by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, Inc., as Tenant (4)

10.4	Amendment to Hospital Lease, dated as of October 31, 2000, by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, L.P., as Tenant (4)

Exhibit No.	Description
10.5	Amendment to Lease, dated April 30, 2003, by and between Sierra Equities, Inc. and Mesa General Hospital, L.P. (5)

10.6	Letter Agreement effective May 6, 2005, amending Lease by and between Sierra Equities Inc. and Mesa General Hospital, L.P. (6)

10.7	Amended and Restated Pioneer Hospital Lease, dated as of June 28, 2002, by and between Health Care Property Investors, Inc. and Pioneer Valley Hospital, Inc. (7)

10.8	Lease Agreement, dated as of October 6, 2003, between The Dover Centre, LLC and IASIS Healthcare Corporation (8)

10.9	Form of Indemnification Agreement (1)

10.10	Contract between Arizona Health Care Cost Containment System and Health Choice Arizona (including Amendment No. 1 thereto), effective as of October 1, 2003 (5)

10.11	Amendment No. 2 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2003 (8)

10.12	Amendment No. 3 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2003 (8)

10.13	Amendment No. 4 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2003 (8)

10.14	Amendment No. 5 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2003 (8)

10.15	Amendment No. 6 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2003 (8)

10.16	Amendment No. 7 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of April 1, 2004 (1)

10.17	Amendment No. 8 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2004 (1)

10.18	Amendment No. 9 to Contact between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2004 (9)

10.19	Amendment No. 10 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2005 (17)

10.20	Amendment No. 11 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of September 1, 2005 (14)

10.21	Amendment No. 12 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of January 1, 2006 (14)

10.22	Amendment No. 13 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2005 (15)

Exhibit No.	Description
10.23	Amendment No. 14 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2005 (15)

10.24	Amendment No. 15 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2006

10.25	Purchase and Sale Agreement dated as of December 15, 2003, by and between Rocky Mountain Medical Center, Inc. and Board of Education of the Granite School District (10)

10.26	Letter Agreement dated as of January 26, 2004 by and among Rocky Mountain Medical Center, Inc., Board of Education of Granite School District and Merrill Title Company (10)

10.27	Information System Agreement, dated February 23, 2000, between McKesson Information Solutions LLC and IASIS Healthcare Corporation, as amended (1)**

10.28	Amended and Restated Credit Agreement, dated June 22, 2004, by and among IASIS Healthcare LLC, IASIS Healthcare Corporation, the Subsidiary Guarantors, Bank of America, N.A., as Administrative Agent, L/C Issuer and Swingline Lender and the other lenders party thereto (1)

10.29	Joinder Agreement, dated as of June 30, 2004, by and between IASIS Finance Texas Holdings, LLC and Bank of America, N.A., as Administrative Agent (1)

10.30	Employment Agreement, dated as of May 4, 2004, by and between IASIS Healthcare Corporation and David R. White (1)

10.31	Employment Agreement, dated as of May 4, 2004, by and between IASIS Healthcare Corporation and Sandra K. McRee (1)

10.32	Employment Agreement, dated as of May 4, 2004, by and between IASIS Healthcare Corporation and W. Carl Whitmer (1)

10.33	Form of Roll-over Option Letter Agreement (1)

10.34	IASIS Healthcare Corporation 2004 Stock Option Plan (1)

10.35	Management Services Agreement dated as of June 22, 2004 by and among IASIS Healthcare LLC, Trimaran Fund II, L.L.C., Trimaran Parallel Fund II, L.P., Trimaran Capital L.L.C., CIBC Employee Private Equity Partners (Trimaran), CIBC MB Inc., JLL Partners Inc., TPG IASIS IV LLC, TPG IASIS III LLC, TPG IASIS Co-Invest I LLC and TPG IASIS Co-Invest II LLC (1)

10.36	Investor Rights Agreement dated as of June 22, 2004, by and between IASIS Investment LLC and IASIS Healthcare Corporation (1)

10.37	Form of Management Stockholders Agreement between IAS and each of David R. White, Sandra K. McRee and W. Carl Whitmer (1)

10.38	Form of Management Stockholders Agreement under IASIS Healthcare Corporation 2004 Stock Option Plan (1)

10.39	Form of Stock Option Grant Agreement under IASIS Healthcare Corporation 2004 Stock Option Plan (1)

Exhibit No.	Description
10.40	Form of Management Stockholders Agreement for Rollover Options (1)

10.41	IASIS Corporate Incentive Plan (1)

10.42	IASIS Market Executive Incentive Program (1)

10.43	Director Compensation and Restricted Share Award Agreement, dated as of February 14, 2005, between IASIS Healthcare Corporation and Kirk Gorman (11)

10.44	First Amendment to IASIS Healthcare Corporation 2004 Stock Option Plan (12)

10.45	Director Compensation and Restricted Share Award Agreement, dated as of April 14, 2005, between IASIS Healthcare Corporation and Sharad Mansukani (13)

10.46	Asset Purchase Agreement, dated July 20, 2006, by and among Glenwood Regional Medical Center, Glenwood Health Services, Inc., Hospital Service District No. 1 of the Parish of Ouachita, State of Louisiana, IASIS Glenwood Regional Medical Center, L.P. and IASIS Healthcare, LLC (16)

10.47	IASIS Healthcare Non-Qualified Deferred Compensation Program

10.48	Joinder Agreement, dated as of July 20, 2006, between IASIS Glenwood Regional Medical Center, L.P. and Bank of America, N.A., as Administrative Agent

10.49	Joinder Agreement, dated as of July 27, 2006, between The Heart Center of Central Phoenix, L.P. and Bank of America, N.A., as Administrative Agent

14	Code of Ethics (8)

21	Subsidiaries of IASIS Healthcare Corporation

31.1	Certification of Principal Executive Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**	Portions of this exhibit have been omitted and filed separately with the Commission pursuant to a grant of confidential treatment pursuant to Rule 24(b)-2 promulgated under the Securities Exchange Act of 1934, as amended.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-117362).

(2)	Incorporated by reference to IASIS Healthcare Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004.

(3)	Incorporated by reference to IASIS Healthcare Corporation’s Current Report on Form 8-K filed on February 2, 2004.

(4)	Incorporated by reference to IASIS Healthcare Corporation’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

(5)	Incorporated by reference to IASIS Healthcare Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 12, 2005.

(7)	Incorporated by reference to IASIS Healthcare Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002.

(8)	Incorporated by reference to IASIS Healthcare Corporation’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

(10)	Incorporated by reference to IASIS Healthcare Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 18, 2005.

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 22, 2005.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 20, 2005.

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005.

(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006.

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 24, 2006.

(17)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IASIS HEALTHCARE LLC
Date: December 19, 2006	By:	/s/ David R. White
David R. White
Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David R. White David R. White	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	December 19, 2006

/s/ W. Carl Whitmer W. Carl Whitmer	Chief Financial Officer (Principal Financial Officer)	December 19, 2006

/s/ John M. Doyle John M. Doyle	Chief Accounting Officer (Principal Accounting Officer)	December 19, 2006

/s/ David Bonderman David Bonderman	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 19, 2006

/s/ Jonathan J. Coslet Jonathan J. Coslet	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 19, 2006

/s/ Kirk E. Gorman Kirk E. Gorman	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 19, 2006

/s/ Curtis Lane Curtis Lane	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 19, 2006

/s/ Todd B. Sisitsky Todd B. Sisitsky	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 19, 2006

/s/ Paul S. Levy Paul S. Levy	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 19, 2006

Signature	Title	Date

/s/ Jeffrey C. Lightcap Jeffrey C. Lightcap	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 19, 2006

/s/ Sharad Mansukani Sharad Mansukani	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 19, 2006

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT
          No annual report or proxy material has been sent to security holders.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of May 4, 2004, by and among IASIS Investment LLC, Titan Merger Corporation and IASIS Healthcare Corporation (1)

2.2	Indemnification Agreement dated as of May 4, 2004, by and among IASIS Investment LLC, IASIS Healthcare Corporation, and the stockholders and option holders of IASIS Healthcare Corporation listed on the signature pages thereof (2)

2.3	Asset Sale Agreement dated as of January 16, 2004, by and between NLVH, Inc. and IASIS Healthcare Corporation (3)

2.4	Assignment and Assumption of Asset Sale Agreement dated as of January 16, 2004, by and between IASIS Healthcare Corporation and Lake Mead Hospital, Inc. (3)

2.5	Guaranty of Payment and Performance dated as of January 16, 2004, executed by IASIS Healthcare Corporation in favor of NLVH, Inc. (3)

3.1	Certificate of Formation of IASIS Healthcare LLC, as filed with the Secretary of State of the State of Delaware on May 11, 2004 (1)

3.2	Limited Liability Company Agreement of IASIS Healthcare LLC dated as of May 11, 2004 (1)

4.1	Indenture, dated as of June 22, 2004, among IASIS Healthcare LLC, IASIS Capital Corporation, the Subsidiary Guarantors and The Bank of New York Trust Company, N.A., as Trustee (1)

4.2	Form of Notation of Subsidiary Guarantee (1)

4.3	Form of 8 3/4% Senior Subordinated Exchange Note due 2014 (1)

4.4	Supplemental Indenture, dated as of June 30, 2004, by and between IASIS Finance Texas Holdings, LLC, IASIS Healthcare LLC, IASIS Capital Corporation, the existing Subsidiary Guarantors and The Bank of New York Trust Company, N.A., as Trustee (1)

4.5	Supplemental Indenture, effective as of August 1, 2005, by and among Cardiovascular Specialty Centers of Utah, LP, IASIS Healthcare LLC, IASIS Capital Corporation, the existing Subsidiary Guarantors and The Bank of New York Trust Company, N.A., as Trustee (15)

4.6	Supplemental Indenture, dated as of July 20, 2006, by and among IASIS Glenwood Regional Medical Center, L.P., IASIS Healthcare LLC, IASIS Capital Corporation, the existing Subsidiary Guarantors and The Bank of New York Trust Company, N.A., as Trustee

4.7	Supplemental Indenture, dated as of July 27, 2006, by and among The Heart Center of Central Phoenix, L.P., IASIS Healthcare LLC, IASIS Capital Corporation, the existing Subsidiary Guarantors and The Bank of New York Trust Company, N.A., as Trustee

10.1	Lease, dated as of July 29, 1977, by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, Inc., as Tenant (4)

10.2	Addendum to Lease entered into by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, Inc., as Tenant (4)

Exhibit No.	Description
10.3	Conforming Amendment to Lease, dated as of June 10, 1991, by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, Inc., as Tenant (4)

10.4	Amendment to Hospital Lease, dated as of October 31, 2000, by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, L.P., as Tenant (4)

10.5	Amendment to Lease, dated April 30, 2003, by and between Sierra Equities, Inc. and Mesa General Hospital, L.P. (5)

10.6	Letter Agreement effective May 6, 2005, amending Lease by and between Sierra Equities Inc. and Mesa General Hospital, L.P. (6)

10.7	Amended and Restated Pioneer Hospital Lease, dated as of June 28, 2002, by and between Health Care Property Investors, Inc. and Pioneer Valley Hospital, Inc. (7)

10.8	Lease Agreement, dated as of October 6, 2003, between The Dover Centre, LLC and IASIS Healthcare Corporation (8)

10.9	Form of Indemnification Agreement (1)

10.10	Contract between Arizona Health Care Cost Containment System and Health Choice Arizona (including Amendment No. 1 thereto), effective as of October 1, 2003 (5)

10.11	Amendment No. 2 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2003 (8)

10.12	Amendment No. 3 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2003 (8)

10.13	Amendment No. 4 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2003 (8)

10.14	Amendment No. 5 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2003 (8)

10.15	Amendment No. 6 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2003 (8)

10.16	Amendment No. 7 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of April 1, 2004 (1)

10.17	Amendment No. 8 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2004 (1)

10.18	Amendment No. 9 to Contact between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2004 (9)

10.19	Amendment No. 10 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2005 (17)

10.20	Amendment No. 11 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of September 1, 2005 (14)

Exhibit No.	Description
10.21	Amendment No. 12 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of January 1, 2006 (14)

10.22	Amendment No. 13 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2005 (15)

10.23	Amendment No. 14 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2005 (15)

10.24	Amendment No. 15 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2006

10.25	Purchase and Sale Agreement dated as of December 15, 2003, by and between Rocky Mountain Medical Center, Inc. and Board of Education of the Granite School District (10)

10.26	Letter Agreement dated as of January 26, 2004 by and among Rocky Mountain Medical Center, Inc., Board of Education of Granite School District and Merrill Title Company (10)

10.27	Information System Agreement, dated February 23, 2000, between McKesson Information Solutions LLC and IASIS Healthcare Corporation, as amended (1)**

10.28	Amended and Restated Credit Agreement, dated June 22, 2004, by and among IASIS Healthcare LLC, IASIS Healthcare Corporation, the Subsidiary Guarantors, Bank of America, N.A., as Administrative Agent, L/C Issuer and Swingline Lender and the other lenders party thereto (1)

10.29	Joinder Agreement, dated as of June 30, 2004, by and between IASIS Finance Texas Holdings, LLC and Bank of America, N.A., as Administrative Agent (1)

10.30	Employment Agreement, dated as of May 4, 2004, by and between IASIS Healthcare Corporation and David R. White (1)

10.31	Employment Agreement, dated as of May 4, 2004, by and between IASIS Healthcare Corporation and Sandra K. McRee (1)

10.32	Employment Agreement, dated as of May 4, 2004, by and between IASIS Healthcare Corporation and W. Carl Whitmer (1)

10.33	Form of Roll-over Option Letter Agreement (1)

10.34	IASIS Healthcare Corporation 2004 Stock Option Plan (1)

10.35	Management Services Agreement dated as of June 22, 2004 by and among IASIS Healthcare LLC, Trimaran Fund II, L.L.C., Trimaran Parallel Fund II, L.P., Trimaran Capital L.L.C., CIBC Employee Private Equity Partners (Trimaran), CIBC MB Inc., JLL Partners Inc., TPG IASIS IV LLC, TPG IASIS III LLC, TPG IASIS Co-Invest I LLC and TPG IASIS Co-Invest II LLC (1)

10.36	Investor Rights Agreement dated as of June 22, 2004, by and between IASIS Investment LLC and IASIS Healthcare Corporation (1)

10.37	Form of Management Stockholders Agreement between IAS and each of David R. White, Sandra K. McRee and W. Carl Whitmer (1)

Exhibit No.	Description
10.38	Form of Management Stockholders Agreement under IASIS Healthcare Corporation 2004 Stock Option Plan (1)

10.39	Form of Stock Option Grant Agreement under IASIS Healthcare Corporation 2004 Stock Option Plan (1)

10.40	Form of Management Stockholders Agreement for Rollover Options (1)

10.41	IASIS Corporate Incentive Plan (1)

10.42	IASIS Market Executive Incentive Program (1)

10.43	Director Compensation and Restricted Share Award Agreement, dated as of February 14, 2005, between IASIS Healthcare Corporation and Kirk Gorman (11)

10.44	First Amendment to IASIS Healthcare Corporation 2004 Stock Option Plan (12)

10.45	Director Compensation and Restricted Share Award Agreement, dated as of April 14, 2005, between IASIS Healthcare Corporation and Sharad Mansukani (13)

10.46	Asset Purchase Agreement, dated July 20, 2006, by and among Glenwood Regional Medical Center, Glenwood Health Services, Inc., Hospital Service District No. 1 of the Parish of Ouachita, State of Louisiana, IASIS Glenwood Regional Medical Center, L.P. and IASIS Healthcare, LLC (16)

10.47	IASIS Healthcare Non-Qualified Deferred Compensation Program

10.48	Joinder Agreement, dated as of July 20, 2006, between IASIS Glenwood Regional Medical Center, L.P. and Bank of America, N.A., as Administrative Agent

10.49	Joinder Agreement, dated as of July 27, 2006, between The Heart Center of Central Phoenix, L.P. and Bank of America, N.A., as Administrative Agent

14	Code of Ethics (8)

21	Subsidiaries of IASIS Healthcare Corporation

31.1	Certification of Principal Executive Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**	Portions of this exhibit have been omitted and filed separately with the Commission pursuant to a grant of confidential treatment pursuant to Rule 24(b)-2 promulgated under the Securities Exchange Act of 1934, as amended.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-117362).

(2)	Incorporated by reference to IASIS Healthcare Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004.

(3)	Incorporated by reference to IASIS Healthcare Corporation’s Current Report on Form 8-K filed on February 2, 2004.

(4)	Incorporated by reference to IASIS Healthcare Corporation’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

(5)	Incorporated by reference to IASIS Healthcare Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 12, 2005.

(7)	Incorporated by reference to IASIS Healthcare Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002.

(8)	Incorporated by reference to IASIS Healthcare Corporation’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

(10)	Incorporated by reference to IASIS Healthcare Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 18, 2005.

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 22, 2005.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 20, 2005.

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005.

(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006.

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 24, 2006.

(17)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.