Form 10-Q
period 2006-12-31
IASIS Healthcare LLC
filed 2007-02-13
CIK 1294632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of February 13, 2007, 100% of the registrant’s common interests outstanding (all of which are privately owned and are not traded on any public market) were owned by IASIS Healthcare Corporation, its sole member.

 i

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements
IASIS HEALTHCARE LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	(Unaudited)
	December 31,	September 30,
	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$70,107	$95,415
Accounts receivable, net	185,812	182,452
Inventories	34,485	34,299
Deferred income taxes	38,976	41,416
Prepaid expenses and other current assets	41,959	41,841

Total current assets	371,339	395,423

Property and equipment, net	748,567	727,048
Goodwill	756,479	756,479
Other intangible assets, net	38,250	39,000
Other assets, net	47,560	49,885

Total assets	$1,962,195	$1,967,835

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$58,774	$73,351
Salaries and benefits payable	35,054	29,082
Accrued interest payable	9,819	19,965
Medical claims payable	80,958	81,822
Other accrued expenses and other current liabilities	50,092	49,087
Current portion of long-term debt and capital lease obligations	7,188	7,432

Total current liabilities	241,885	260,739

Long-term debt and capital lease obligations	887,825	889,513
Deferred income taxes	84,243	81,179
Other long-term liabilities	48,565	47,611
Minority interest	32,598	32,297

Equity:
Member’s equity	667,079	656,496

Total liabilities and equity	$1,962,195	$1,967,835

See accompanying notes.

IASIS HEALTHCARE LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands)

	Quarter Ended	Quarter Ended
	December 31, 2006	December 31, 2005
Net revenue:
Acute care revenue	$309,048	$286,427
Premium revenue	107,786	93,038

Total net revenue	416,834	379,465

Costs and expenses:
Salaries and benefits	125,394	112,751
Supplies	47,245	45,710
Medical claims	89,695	79,189
Other operating expenses	60,858	57,506
Provision for bad debts	31,748	37,019
Rentals and leases	8,450	8,510
Interest expense, net	17,286	17,156
Depreciation and amortization	16,907	18,909
Management fees	1,047	1,050
Business interruption insurance recoveries	(1,918)	—

Total costs and expenses	396,712	377,800

Earnings before loss on disposal of assets, minority interests and income taxes	20,122	1,665
Loss on disposal of assets, net	(1,537)	(5)
Minority interests	(1,341)	302

Earnings before income taxes	17,244	1,962
Income tax expense	6,661	800

Net earnings	$10,583	$1,162

       See accompanying notes.

IASIS HEALTHCARE LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Quarter Ended	Quarter Ended
	December 31, 2006	December 31, 2005
Cash flows from operating activities
Net earnings	$10,583	$1,162
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	16,907	18,909
Amortization of loan costs	753	732
Minority interests	1,341	(302)
Deferred income taxes	5,504	677
Loss on disposal of assets, net	1,537	5
Changes in operating assets and liabilities:
Accounts receivable	(3,360)	(11,271)
Inventories, prepaid expenses and other current assets	(304)	(7,023)
Accounts payable, other accrued expenses and other current liabilities	(12,986)	1,820

Net cash provided by operating activities	19,975	4,709

Cash flows from investing activities
Purchases of property and equipment	(43,800)	(32,248)
Change in other assets	1,489	(405)

Net cash used in investing activities	(42,311)	(32,653)

Cash flows from financing activities
Payment of debt and capital lease obligations	(1,932)	(2,040)
Distribution of minority interests	(1,240)	(798)
Proceeds received from (costs paid for) sale of partnership interests	200	(102)

Net cash used in financing activities	(2,972)	(2,940)

Decrease in cash and cash equivalents	(25,308)	(30,884)
Cash and cash equivalents at beginning of period	95,415	89,097

Cash and cash equivalents at end of period	$70,107	$58,213

Supplemental disclosure of cash flow information
Cash paid for interest	$29,326	$27,455

Cash paid for income taxes, net	$316	$314

See accompanying notes.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. ORGANIZATION AND BASIS OF PRESENTATION
     The unaudited condensed consolidated financial statements as of and for the quarters ended December 31, 2006 and 2005 reflect the financial position, results of operations and cash flows of IASIS Healthcare LLC (“IASIS” or the “Company”).
     IASIS owns and operates medium-sized acute care hospitals in high-growth urban and suburban markets. At December 31, 2006, the Company owned or leased 14 acute care hospitals and one behavioral health hospital, with a total of 2,206 beds in service, located in five regions:
•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	Tampa-St. Petersburg, Florida;

•	three cities in Texas, including San Antonio; and

•	Las Vegas, Nevada.
     The Company is currently constructing Mountain Vista Medical Center, a new 172-bed hospital located in Mesa, Arizona. The Company currently plans to open the new hospital in June 2007.
     The Company also owns and operates a Medicaid and Medicare managed health plan in Phoenix called Health Choice Arizona, Inc. (“Health Choice” or the “Plan”).
     The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated balance sheet of the Company at September 30, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.
     The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying unaudited condensed consolidated financial statements and notes. Actual results could differ from those estimates.
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
     The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company include the IASIS corporate office costs, which were $11.5 million and $10.0 million for the quarters ended December 31, 2006 and 2005, respectively.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
2. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
     Long-term debt and capital lease obligations consist of the following (in thousands):

	December 31,	September 30,
	2006	2006
Senior secured credit facilities	$414,375	$415,438
Senior subordinated notes	475,000	475,000
Capital lease and other obligations	5,638	6,507

	895,013	896,945
Less current maturities	7,188	7,432

	$887,825	$889,513

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
     The term loans under the Term Facility bear interest at a rate equal to LIBOR plus 2.25% per annum or, at the Company’s option, the base rate plus 1.25% per annum. Loans under the Revolving Facility bear interest at a rate equal to LIBOR plus a margin of 2.00% to 2.50% per annum or, at the Company’s option, the base rate plus a margin of 1.00% to 1.50% per annum, such rate in each case depending on the Company’s total leverage ratio. A commitment fee equal to 0.50% per annum times the daily average undrawn portion of the Revolving Facility will accrue and will be payable quarterly in arrears. All of the obligations under the senior secured credit facilities are guaranteed by IASIS Healthcare Corporation (“IAS”) and the Company’s existing and subsequently acquired or organized domestic subsidiaries (except Health Choice and Biltmore Surgery Center Limited Partnership).
     The senior secured credit facilities contain a number of covenants which require the Company to comply with specified financial ratios and tests, including, but not limited to, a minimum interest coverage ratio, a maximum leverage ratio and maximum capital expenditures.
     At December 31, 2006, $414.4 million was outstanding under the Term Facility and no amounts were outstanding under the Revolving Facility. The Revolving Facility includes a $75.0 million sublimit for letters of credit that may be issued. At December 31, 2006, the Company had $37.5 million in letters of credit outstanding. The weighted average interest rate of outstanding borrowings under the Term Facility was approximately 7.6% for the quarter ended December 31, 2006.
8 3/4% Senior Subordinated Notes
     The Company, together with its wholly-owned subsidiary, IASIS Capital Corporation, has issued $475.0 million aggregate principal amount of 8 3/4% senior subordinated notes due 2014 (the “8 3/4% notes”). The 8 3/4% notes are general unsecured senior subordinated obligations and are subordinated in right of payment to all existing and future senior debt of the Company. The Company’s existing domestic subsidiaries, other than certain non-guarantor subsidiaries, which include Health Choice and the Company’s non-wholly owned subsidiaries, are guarantors of the 8 3/4% notes. The 8 3/4% notes are effectively subordinated to all of the issuers’ and the guarantors’ secured debt to the extent of the value of the assets securing the debt and are structurally subordinated to

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
all liabilities and commitments (including trade payables and capital lease obligations) of the Company’s subsidiaries that are not guarantors of the 8 3/4% notes.
3. MINIMUM REVENUE GUARANTEES
     In order to recruit and retain physicians to meet community needs and to provide specialty coverage necessary for full service hospitals, the Company has committed to certain arrangements in the form of minimum revenue guarantees with various physicians. Amounts advanced under recruiting agreements are generally forgiven pro rata over a period of 24 months, after one year of completed service. Forgiveness of these advances is contingent upon the physician continuing to practice in the respective community. In the event the physician does not fulfill his or her responsibility to maintain a practice in the respective community during the contract period, the physician agrees to repay all outstanding amounts advanced during the guarantee period and to sign a promissory note, with the physician’s accounts receivable serving as collateral for the amounts owed. Additionally, Certain agreements to provide specialty coverage include provisions to guarantee a minimum monthly collections base over the term of the agreement and do not require repayment.
     The Company applies Financial Accounting Standards Board (“FASB”) Staff Position No. FIN 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners (“FIN 45-3”) to account for its minimum revenue guarantees entered into on or after January 1, 2006. FIN 45-3 requires that a liability for the estimated fair value of minimum revenue guarantees be recorded for these agreements and requires disclosure of the maximum amount that could be paid on all minimum revenue guarantees. The Company records an asset for the estimated fair value of the minimum revenue guarantees and amortizes the asset from the beginning of the guarantee payment period through the end of the agreement. At December 31, 2006 and September 30, 2006, the Company had liabilities for the minimum revenue guarantees entered into on or after January 1, 2006 totaling $9.7 million and $10.9 million, respectively.
     For recruiting agreements entered into prior to January 1, 2006, amounts advanced during the guarantee period are amortized to other operating expenses generally over the forgiveness period. At December 31, 2006 and September 30, 2006, advances under recruiting agreements executed prior to January 1, 2006 totaled $6.9 million and $8.2 million, respectively, net of accumulated amortization, and are included in other assets in the Company’s condensed consolidated balance sheets. The asset related to these recruiting agreements will continue to be amortized over the remaining forgiveness period, unless the physician does not fulfill his or her responsibility outlined in the agreement, at which point it will be pursued for collection.
     At December 31, 2006, the maximum amount of all minimum revenue guarantees that could be paid prospectively was $26.1 million.
4. STOCK BENEFIT PLANS
     Although IASIS has no stock option plan or outstanding stock options, the Company, through its parent, IAS, grants stock options for a fixed number of common shares to employees. Prior to October 1, 2006, the Company accounted for this stock-based incentive plan under the measurement and recognition provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock Based Compensation (“SFAS 123”). Accordingly, the Company has not recognized any compensation expense for the stock options granted prior to October 1, 2006, as the exercise price of the options equaled, or was greater than, the market value of the underlying stock on the date of grant.
     Effective October 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS 123. Additionally, SFAS 123(R) supersedes APB 25, and amends SFAS No. 95, Statement of Cash Flows. Using the prospective transition method upon adoption of SFAS 123(R), the Company has implemented the fair value recognition provisions requiring all share-based payments to employees granted on or after October 1, 2006, including grants of employee stock options, to be recognized in the income statement based on their fair values. In accordance with the provisions of SFAS 123(R), the Company has elected to use the Black-Scholes-Merton model in determining the fair value of its share-based

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
payments. The fair value of compensation costs will be amortized on a straight-line basis over the requisite service periods of the awards, generally equal to the awards’ vesting periods. The Company’s adoption of SFAS 123(R) did not have a material effect on the Company’s earnings before income taxes, net earnings or cash flows provided by operating activities.
     In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 addresses the interaction between SFAS 123(R) and certain SEC rules and regulations and provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company has applied the provisions of the interpretive guidance set forth in SAB 107 in its adoption of SFAS 123(R).
2004 Stock Option Plan
     The IAS 2004 Stock Option Plan (the “2004 Stock Option Plan”) was established to promote the Company’s interests by providing additional incentives to its key employees, directors, service providers and consultants. The options granted under the plan represent the right to purchase IAS common stock upon exercise. Each option shall be identified as either an incentive stock option or a non-qualified stock option. The plan was adopted by the board of directors and sole stockholder of IAS in June 2004. The maximum number of shares of IAS common stock that may be issued pursuant to options granted under the 2004 Stock Option Plan is 1,902,650. In addition, prior to an initial public offering, an additional 146,000 shares of common stock will be available for grant in June of each year. The options become exercisable over a period not to exceed five years after the date of grant, subject to earlier vesting provisions as provided for in the 2004 Stock Option Plan. All options granted under the 2004 Stock Option Plan expire no later than 10 years from the respective dates of grant. At December 31, 2006, there were 310,755 options available for grant.
     Information regarding the Company’s stock option activity for the quarter ended December 31, 2006 is summarized below:

		Weighted
		Average Exercise
	# of Options	Price
Options outstanding at September 30, 2006	1,595,485	$22.28
Granted	6,000	$35.68
Exercised	—	—
Cancelled/forfeited	(9,590)	$23.11

Options outstanding at December 31, 2006	1,591,895	$22.32

Options exercisable at December 31, 2006	495,233	$20.00

     The stock options that were granted during the quarter ended December 31, 2006 vest ratably over a period of five years. In applying the fair value provisions of SFAS 123(R), no compensation expense was recognized in the quarter ended December 31, 2006.
     Given that the Company accounted for shared-based payments granted prior to October 1, 2006 under APB 25, SFAS 123(R) requires disclosure as if the Company had measured compensation cost for the stock options granted under the fair value based method prescribed by SFAS 123. Accordingly, net earnings for the prior year quarter would have been changed to the pro forma amount set forth below (in thousands):

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Quarter Ended
December 31, 2005
Net earnings as reported	$1,162
Deduct: Total stock based employee compensation determined under fair value based method for all awards, net of related tax effects	(347)

Pro forma net earnings	$815

     The following table provides information regarding assumptions used in the fair value measurement for options granted on or after October 1, 2006 and the weighted average assumptions used in the fair value pro forma disclosures required for stock-options granted prior to October 1, 2006.

	Options Granted	Options Granted
	On or After	Prior to
	October 1, 2006	October 1, 2006
Risk-free interest rate	4.56%	4.64%
Dividend yield	0.0%	0.0%
Volatility	37.33%	N/A
Expected option life	8.0 years	9.1 years
     For options granted on or after October 1, 2006, the Company used the Black-Scholes-Merton valuation model in determining the fair value measurement. Volatility for such options was estimated based on the historical stock price information of certain peer group companies for a period of time equal to the expected option life period.
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
Professional, General and Workers’ Compensation Liability Risks
     The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment and personal injuries. To cover these types of claims, the Company maintains general liability and professional liability insurance in excess of self-insured retentions through a commercial insurance carrier in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is currently not a party to any such proceedings that, in the Company’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company expenses an estimate of the costs it expects to incur under the self-insured retention exposure for general and professional liability claims using historical claims data, demographic factors, severity factors, current incident logs and other actuarial analysis. At December 31, 2006 and September 30, 2006, the Company’s professional and general liability accrual for asserted and unasserted claims totaled $39.4 million and $38.1 million, respectively, which is included within other long-term liabilities in the accompanying condensed consolidated balance sheets. The Company’s quarterly review of claims experience for professional and general liability losses resulted in no changes in prior period estimates during the quarters ended December 31, 2006 and 2005.
     The Company is subject to claims and legal actions in the ordinary course of business relative to workers’ compensation and other labor and employment matters. To cover these types of claims, the Company maintains workers’ compensation insurance coverage with a self-insured retention. The Company accrues costs of workers’

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
compensation claims based upon estimates derived from its claims experience. The Company’s quarterly review of claims experience for workers’ compensation losses resulted in no changes in prior period estimates during the quarters ended December 31, 2006 and 2005.
Health Choice
     Health Choice has entered into capitated contracts whereby the Plan provides healthcare services in exchange for fixed periodic and supplemental payments from the Arizona Health Care Cost Containment System (“AHCCCS”) and the Centers for Medicare & Medicaid Services (“CMS”). These services are provided regardless of the actual costs incurred to provide these services. The Company receives reinsurance and other supplemental payments from AHCCCS to cover certain costs of healthcare services that exceed certain thresholds. The Company believes the capitated payments, together with reinsurance and other supplemental payments are sufficient to pay for the services Health Choice is obligated to deliver. As of December 31, 2006, the Company has provided a performance guaranty in the form of a letter of credit in the amount of $20.6 million for the benefit of AHCCCS to support its obligations under the Health Choice contract to provide and pay for the healthcare services. The amount of the performance guaranty is generally based in part upon the membership in the Plan and the related capitation revenue paid to Health Choice. Additionally, Health Choice maintains a minimum cash balance of $5.0 million.
     Effective January 1, 2006, Health Choice became a Medicare Advantage Prescription Drug (“MAPD”) Special Needs Plan (“SNP”) provider under a contract with CMS. The SNP allows Health Choice to offer Medicare and Part D drug benefit coverage for dual-eligible members, or those that are eligible for Medicare and Medicaid. Health Choice has historically served these members through the AHCCCS Medicaid program. Pursuant to a performance guarantee required under the contract with CMS, Health Choice has an intercompany demand note with the Company, which is required to provide coverage as an SNP.
Capital Expenditure Commitments
     The Company is building a new hospital and is expanding and renovating some of its existing facilities to more effectively deliver patient care and provide a greater variety of services. The Company had incurred approximately $121.9 million in uncompleted projects as of December 31, 2006, which is included in property and equipment in the accompanying condensed consolidated balance sheet. At December 31, 2006, the Company had various construction and other projects in progress with an estimated additional cost to complete and equip of approximately $129.7 million, including approximately $75.0 million for the construction of Mountain Vista Medical Center, the Company’s new hospital in Mesa, Arizona.
Variable Interest Entities
     The Company is a party to certain contractual agreements pursuant to which it may be required to make monthly payments to the developers and managers of certain medical office buildings located on its hospital campuses through minimum rent revenue support arrangements. The Company entered into these commercial arrangements to cause developers to commence construction of medical office buildings and manage the buildings upon their completion in order to meet the need for physician office space in the communities served by its hospitals. One of the contracts commenced in 1996. The Company currently is not making payments under this contract, although it could be required to make payments in the future. The remaining contracts were entered into at various times since 2003 and each have a term of seven years starting 30 days after completion of the related building construction. Five of these buildings were complete at December 31, 2006. The Company has determined that it is not the primary beneficiary under any of these contracts. The maximum annual amount the Company would pay in the aggregate under these contracts assuming no changes to current lease levels would be approximately $1.6 million.
Acquisitions
     The Company may choose to acquire businesses with prior operating histories. If acquired, such businesses may have unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
regulations, such as billing and reimbursement, fraud and abuse and similar anti-referral laws. Although the Company has procedures designed to conform business practices to its policies following the completion of any acquisitions, there can be no assurance that the Company will not become liable for previous activities of prior owners that may later be asserted to be improper by private plaintiffs or government agencies. Although the Company generally would seek to obtain indemnification from prospective sellers covering such matters, there can be no assurance that any such matter will be covered by indemnification, or if covered, that such indemnification will be adequate to cover potential losses and fines.
Other
     In September 2005, IAS received a subpoena from the Office of Inspector General (“OIG”). The subpoena requests production of documents, dating back to January 1999, primarily related to contractual arrangements between certain physicians and the Company’s hospitals, including leases, medical directorships and recruitment agreements. The Company maintains a comprehensive compliance program designed to ensure that the Company maintains high standards of conduct in the operation of the Company’s business in compliance with all applicable laws. Although the Company continues to be fully committed to regulatory compliance and will cooperate diligently with governmental authorities regarding this matter, there can be no assurance as to the outcome of this matter. If this matter were to be determined unfavorably to the Company, it could have a material adverse effect on the Company’s business, financial condition and results of operations. Further, the outcome of this matter may result in significant fines, other penalties and/or adverse publicity. During the quarter ended December 31, 2006, the Company incurred $2.1 million in legal fees and other expenses associated with responding to the OIG’s request for information, which is consistent with the costs incurred in the prior year quarter.
     The Company believes it is in material compliance with all applicable laws and regulations. Compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action, including fines, penalties and exclusion from the Medicare and Medicaid programs.
6. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of all tax positions accounted for in accordance with SFAS 109. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, and, therefore, will be adopted effective October 1, 2007. Earlier application is permitted in certain circumstances. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings or other appropriate components of equity for that fiscal year. The Company has not yet determined the potential financial impact of applying FIN 48.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007, with early adoption encouraged. This statement provides a single definition of fair value, establishes a framework for measuring fair value, and expanded disclosures concerning fair value measurements. The Company does not anticipate a material impact on its results of operations or financial position from the adoption of SFAS 157.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
7. SEGMENT AND GEOGRAPHIC INFORMATION
     The Company’s acute care hospitals and related healthcare businesses are similar in their activities and the economic environments in which they operate (i.e. urban and suburban markets). Accordingly, the Company’s reportable operating segments consist of (1) acute care hospitals and related healthcare businesses, collectively, and (2) Health Choice. The following is a financial summary by business segment for the periods indicated (in thousands):

	For the Quarter Ended December 31, 2006
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue	$309,048	$—	$—	$309,048
Premium revenue	—	107,786	—	107,786
Revenue between segments	2,678	—	(2,678)	—

Net revenue	311,726	107,786	(2,678)	416,834

Salaries and benefits	121,983	3,411	—	125,394
Supplies	47,161	84	—	47,245
Medical claims	—	92,373	(2,678)	89,695
Other operating expenses	57,144	3,714	—	60,858
Provision for bad debts	31,748	—	—	31,748
Rentals and leases	8,195	255	—	8,450
Business interruption insurance recoveries	(1,918)	—	—	(1,918)

Adjusted EBITDA(1)	47,413	7,949	—	55,362

Interest expense, net	17,286	—	—	17,286
Depreciation and amortization	16,020	887	—	16,907
Management fees	1,047	—	—	1,047

Earnings before loss on disposal of assets, minority interests and income taxes	13,060	7,062	—	20,122
Loss on disposal of assets, net	(1,537)	—	—	(1,537)
Minority interests	(1,341)	—	—	(1,341)

Earnings before income taxes	$10,182	$7,062	$—	$17,244

Segment assets	$1,819,795	$142,400		$1,962,195

Capital expenditures	$43,711	$89		$43,800

Goodwill	$750,722	$5,757		$756,479

	For the Quarter Ended December 31, 2005
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue	$286,427	$—	$—	$286,427
Premium revenue	—	93,038	—	93,038
Revenue between segments	2,097	—	(2,097)	—

Net revenue	288,524	93,038	(2,097)	379,465

Salaries and benefits	109,831	2,920	—	112,751
Supplies	45,652	58	—	45,710
Medical claims	—	81,286	(2,097)	79,189
Other operating expenses	54,507	2,999	—	57,506
Provision for bad debts	37,019	—	—	37,019
Rentals and leases	8,232	278	—	8,510

Adjusted EBITDA(1)	33,283	5,497	—	38,780

Interest expense, net	17,156	—	—	17,156
Depreciation and amortization	18,071	838	—	18,909
Management fees	1,050	—	—	1,050

Earnings (loss) before loss on disposal of assets, minority interests and income taxes	(2,994)	4,659	—	1,665
Loss on disposal of assets, net	(5)	—	—	(5)
Minority interests	302	—	—	302

Earnings (loss) before income taxes	$(2,697)	$4,659	$—	$1,962

Segment assets	$1,744,737	$105,883		$1,850,620

Capital expenditures	$32,170	$78		$32,248

Goodwill	$748,618	$5,757		$754,375

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Adjusted EBITDA represents net earnings before interest expense, income tax expense, depreciation and amortization, management fees, loss on disposal of assets, and minority interests. Management fees represent monitoring and advisory fees paid to Texas Pacific Group (“TPG”), the Company’s majority financial sponsor, and certain other members of IASIS Investment LLC. Management routinely calculates and communicates adjusted EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within the healthcare industry to evaluate hospital performance, allocate resources and measure leverage capacity and debt service ability. In addition, the Company uses adjusted EBITDA as a measure of performance for its business segments and for incentive compensation purposes. Adjusted EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net earnings, cash flows generated by operating, investing, or financing activities or other financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance or liquidity. Adjusted EBITDA, as presented, differs from what is defined under the Company’s senior secured credit facilities and may not be comparable to similarly titled measures of other companies.
8. IMPACT OF HURRICANE RITA
     The Medical Center of Southeast Texas, the Company’s hospital located in Port Arthur, Texas, which comprised approximately 9.0% of the Company’s acute care revenue for the quarter ended December 31, 2006, was damaged during Hurricane Rita in September 2005. The majority of services at the hospital became operational during October and November of 2005. During the quarter ended December 31, 2006, the Company recorded $1.9 million of business interruption insurance recoveries resulting from the temporary closure of and disruption of operations at The Medical Center of Southeast Texas, related to Hurricane Rita.
9. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
     The 8 3/4% notes described in Note 2 are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s existing domestic subsidiaries, other than non-guarantor subsidiaries which include Health Choice and the Company’s non-wholly owned subsidiaries.
     Summarized condensed consolidating balance sheets at December 31, 2006 and September 30, 2006, condensed consolidating statements of operations for the quarters ended December 31, 2006 and 2005 and condensed consolidating statements of cash flows for the quarters ended December 31, 2006 and 2005 for the Company, segregating the parent company issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, are found below. Prior year amounts have been reclassified to conform to the current year presentation.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Balance Sheet (unaudited)
December 31, 2006
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$67,685	$2,422	$—	$70,107
Accounts receivable, net	—	108,543	77,269	—	185,812
Inventories	—	22,312	12,173	—	34,485
Deferred income taxes	38,976	—	—	—	38,976
Prepaid expenses and other current assets	—	26,591	15,368	—	41,959

Total current assets	38,976	225,131	107,232	—	371,339

Property and equipment, net	—	369,187	379,380	—	748,567
Intercompany	—	(61,526)	61,526	—	—
Net investment in and advances to subsidiaries	1,474,293	—	—	(1,474,293)	—
Goodwill	22,008	207,301	527,170	—	756,479
Other intangible assets, net	—	—	38,250	—	38,250
Other assets, net	19,962	21,248	6,350	—	47,560

Total assets	$1,555,239	$761,341	$1,119,908	$(1,474,293)	$1,962,195

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$36,651	$22,123	$—	$58,774
Salaries and benefits payable	—	23,453	11,601	—	35,054
Accrued interest payable	9,819	(1,686)	1,686	—	9,819
Medical claims payable	—	—	80,958	—	80,958
Other accrued expenses and other current liabilities	—	38,452	11,640	—	50,092
Current portion of long-term debt and capital lease obligations	4,402	1,862	7,360	(6,436)	7,188

Total current liabilities	14,221	98,732	135,368	(6,436)	241,885

Long-term debt and capital lease obligations	885,125	2,415	240,789	(240,504)	887,825
Deferred income taxes	84,243	—	—	—	84,243
Other long-term liabilities	—	48,565	—	—	48,565
Minority interest	—	32,598	—	—	32,598

Total liabilities	983,589	182,310	376,157	(246,940)	1,295,116

Member’s equity	571,650	579,031	743,751	(1,227,353)	667,079

Total liabilities and equity	$1,555,239	$761,341	$1,119,908	$(1,474,293)	$1,962,195

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Balance Sheet
September 30, 2006
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$94,518	$897	$—	$95,415
Accounts receivable, net	—	110,128	72,324	—	182,452
Inventories	—	22,249	12,050	—	34,299
Deferred income taxes	41,416	—	—	—	41,416
Prepaid expenses and other current assets	—	23,767	18,074	—	41,841

Total current assets	41,416	250,662	103,345	—	395,423

Property and equipment, net	—	376,069	350,979	—	727,048
Intercompany	—	(91,498)	91,498	—	—
Net investment in and advances to subsidiaries	1,479,245	—	—	(1,479,245)	—
Goodwill	22,008	207,301	527,170	—	756,479
Other intangible assets, net	—	—	39,000	—	39,000
Other assets, net	20,715	22,024	7,146	—	49,885

Total assets	$1,563,384	$764,558	$1,119,138	$(1,479,245)	$1,967,835

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$51,806	$21,545	$—	$73,351
Salaries and benefits payable	—	19,314	9,768	—	29,082
Accrued interest payable	19,965	(1,517)	1,517	—	19,965
Medical claims payable	—	—	81,822	—	81,822
Other accrued expenses and other current liabilities	—	38,050	11,037	—	49,087
Current portion of long-term debt and capital lease obligations	4,402	2,009	7,317	(6,296)	7,432

Total current liabilities	24,367	109,662	133,006	(6,296)	260,739

Long-term debt and capital lease obligations	886,188	2,939	242,353	(241,967)	889,513
Deferred income taxes	81,179	—	—	—	81,179
Other long-term liabilities	—	47,611	—	—	47,611
Minority interest	—	32,297	—	—	32,297

Total liabilities	991,734	192,509	375,359	(248,263)	1,311,339

Member’s equity	571,650	572,049	743,779	(1,230,982)	656,496

Total liabilities and equity	$1,563,384	$764,558	$1,119,138	$(1,479,245)	$1,967,835

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
For the Quarter Ended December 31, 2006 (unaudited)
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue:
Acute care revenue	$—	$184,614	$127,112	$(2,678)	$309,048
Premium revenue	—	—	107,786	—	107,786

Total net revenue	—	184,614	234,898	(2,678)	416,834

Costs and expenses:
Salaries and benefits	—	79,708	45,686	—	125,394
Supplies	—	31,147	16,098	—	47,245
Medical claims	—	—	92,373	(2,678)	89,695
Other operating expenses	—	37,030	23,828	—	60,858
Provision for bad debts	—	21,840	9,908	—	31,748
Rentals and leases	—	5,262	3,188	—	8,450
Interest expense, net	17,286	—	5,109	(5,109)	17,286
Depreciation and amortization	—	10,385	6,522	—	16,907
Management fees	1,047	(2,740)	2,740	—	1,047
Business interruption insurance recoveries	—	—	(1,918)	—	(1,918)
Equity in earnings of affiliates	(30,494)	—	—	30,494	—

Total costs and expenses	(12,161)	182,632	203,534	22,707	396,712

Earnings (loss) before loss on disposal of assets, minority interests and income taxes	12,161	1,982	31,364	(25,385)	20,122
Loss on disposal of assets, net	—	(1,332)	(205)	—	(1,537)
Minority interests	—	(1,341)	—	—	(1,341)

Earnings (loss) before income taxes	12,161	(691)	31,159	(25,385)	17,244
Income tax expense	6,661	—	—	—	6,661

Net earnings (loss)	$5,500	$(691)	$31,159	$(25,385)	$10,583

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
For the Quarter Ended December 31, 2005 (unaudited)
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue:
Acute care revenue	$—	$181,415	$107,109	$(2,097)	$286,427
Premium revenue	—	—	93,038	—	93,038

Total net revenue	—	181,415	200,147	(2,097)	379,465

Costs and expenses:
Salaries and benefits	—	72,266	40,485	—	112,751
Supplies	—	32,283	13,427	—	45,710
Medical claims	—	—	81,286	(2,097)	79,189
Other operating expenses	—	36,929	20,577	—	57,506
Provision for bad debts	—	22,714	14,305	—	37,019
Rentals and leases	—	5,195	3,315	—	8,510
Interest expense, net	17,156	—	4,651	(4,651)	17,156
Depreciation and amortization	—	11,585	7,324	—	18,909
Management fees	1,050	(2,369)	2,369	—	1,050
Equity in earnings of affiliates	(15,517)	—	—	15,517	—

Total costs and expenses	2,689	178,603	187,739	8,769	377,800

Earnings (loss) before gain (loss) on disposal of assets, minority interests and income taxes	(2,689)	2,812	12,408	(10,866)	1,665
Gain (loss) on disposal of assets, net	—	11	(16)	—	(5)
Minority interests	—	302	—	—	302

Earnings (loss) before income taxes	(2,689)	3,125	12,392	(10,866)	1,962
Income tax expense	800	—	—	—	800

Net earnings (loss)	$(3,489)	$3,125	$12,392	$(10,866)	$1,162

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Cash Flows
For the Quarter Ended December 31, 2006 (unaudited)
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net earnings (loss)	$5,500	$(691)	$31,159	$(25,385)	$10,583
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	10,385	6,522	—	16,907
Amortization of loan costs	753	—	—	—	753
Minority interests	—	1,341	—	—	1,341
Deferred income taxes	5,504	—	—	—	5,504
Loss on disposal of assets, net	—	1,332	205	—	1,537
Equity in earnings of affiliates	(30,494)	—	—	30,494	—
Changes in operating assets and liabilities:
Accounts receivable	—	1,585	(4,945)	—	(3,360)
Inventories, prepaid expenses and other current assets	—	(2,887)	2,583	—	(304)
Accounts payable, other accrued expenses and other accrued liabilities	(10,146)	(4,806)	1,966	—	(12,986)

Net cash provided by (used in) operating activities	(28,883)	6,259	37,490	5,109	19,975

Cash flows from investing activities
Purchases of property and equipment	—	(7,123)	(36,677)	—	(43,800)
Change in other assets	—	692	797	—	1,489

Net cash used in investing activities	—	(6,431)	(35,880)	—	(42,311)

Cash flows from financing activities
Payment of debt and capital lease obligations	(1,101)	(528)	(303)	—	(1,932)
Distribution of minority interests	—	—	(1,240)	—	(1,240)
Change in intercompany balances with affiliates, net	29,984	(24,962)	87	(5,109)	—
Proceeds received from sale of partnership interests	—	200	—	—	200

Net cash provided by (used in) financing activities	28,883	(25,290)	(1,456)	(5,109)	(2,972)

Increase (decrease) in cash and cash equivalents	—	(25,462)	154	—	(25,308)
Cash and cash equivalents at beginning of period	—	93,147	2,268	—	95,415

Cash and cash equivalents at end of period	$—	$67,685	$2,422	$—	$70,107

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Cash Flows
For the Quarter Ended December 31, 2005 (unaudited)
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net earnings (loss)	$(3,489)	$3,125	$12,392	$(10,866)	$1,162
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	11,585	7,324	—	18,909
Amortization of loan costs	732	—	—	—	732
Minority interests	—	(302)	—	—	(302)
Deferred income taxes	677	—	—	—	677
(Gain) loss on disposal of assets, net	—	(11)	16	—	5
Equity in earnings of affiliates	(15,517)	—	—	15,517	—
Changes in operating assets and liabilities:
Accounts receivable	—	(9,101)	(2,170)	—	(11,271)
Inventories, prepaid expenses and other current assets	—	(3,883)	(3,140)	—	(7,023)
Accounts payable, other accrued expenses and other accrued liabilities	(9,782)	5,044	6,558	—	1,820

Net cash provided by (used in) operating activities	(27,379)	6,457	20,980	4,651	4,709

Cash flows from investing activities
Purchases of property and equipment	—	(15,968)	(16,280)	—	(32,248)
Change in other assets	—	(419)	14	—	(405)

Net cash used in investing activities	—	(16,387)	(16,266)	—	(32,653)

Cash flows from financing activities
Payment of debt and capital lease obligations	(1,101)	(655)	(284)	—	(2,040)
Distribution of minority interests	—	—	(798)	—	(798)
Change in intercompany balances with affiliates, net	28,480	(20,197)	(3,632)	(4,651)	—
Costs paid for the sale of partnership interests	—	(102)	—	—	(102)

Net cash provided by (used in) financing activities	27,379	(20,954)	(4,714)	(4,651)	(2,940)

Decrease in cash and cash equivalents	—	(30,884)	—	—	(30,884)
Cash and cash equivalents at beginning of period	—	88,597	500	—	89,097

Cash and cash equivalents at end of period	$—	$57,713	$500	$—	$58,213

10. SUBSEQUENT EVENTS
     On January 31, 2007, the Company completed its acquisition of Glenwood Regional Medical Center located in West Monroe, Louisiana. The purchase price for the 242-bed hospital was approximately $81.0 million, subject to final net working capital and other purchase price adjustments. This transaction was funded with $41.0 million of cash on hand and $40.0 million drawn against the Company’s Revolving Facility. Additionally, the Company plans to make capital expenditures on the hospital’s campus of approximately $30.0 million over the next four years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements, the notes to our unaudited condensed consolidated financial statements and the other financial information appearing elsewhere in this report. Data for the quarters ended December 31, 2006 and 2005 has been derived from our unaudited condensed consolidated financial statements. References herein to “we,” “our” and “us” are to IASIS Healthcare LLC and its subsidiaries.
FORWARD LOOKING STATEMENTS
     Some of the statements we make in this report are forward-looking within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations including, but not limited to, the discussions of our operating and growth strategy (including possible acquisitions and dispositions), financing needs, projections of revenue, income or loss, capital expenditures and future operations. Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results in future periods to differ materially from those anticipated in the forward-looking statements. Those risks and uncertainties include, among others, the risks and uncertainties related to our ability to generate sufficient cash to service our existing indebtedness, our substantial level of indebtedness that could adversely affect our financial condition, our ability to retain and negotiate favorable contracts with managed care plans, changes in legislation that may significantly reduce government healthcare spending and our revenue, our hospitals’ competition for patients from other hospitals and healthcare providers, our hospitals facing a growth in bad debts resulting from increased self-pay volume and revenue, our ability to recruit and retain quality physicians, our hospitals’ competition for staffing which may increase our labor costs and reduce profitability, our failure to consistently enhance our hospitals with the most recent technological advances in diagnostic and surgical equipment that would adversely affect our ability to maintain and expand our markets, our failure to comply with extensive laws and government regulations, the outcome of (and expenses incurred in connection with) an ongoing Office of Inspector General (“OIG”) investigation, the possibility that we may become subject to federal and state investigations in the future, our ability to satisfy regulatory requirements with respect to our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, a failure of our information systems that would adversely affect our ability to properly manage our operations, an economic downturn or other material change in any one of the regions in which we operate, potential liabilities because of claims brought against our facilities, increasing insurance costs that may reduce our cash flows, the impact of certain factors, including severe weather conditions and natural disasters, on our revenue and volume trends at our hospitals, our ability to control costs at Health Choice Arizona, Inc., the possibility of Health Choice Arizona, Inc.’s contract with the Arizona Health Care Cost Containment System (“AHCCCS”) being discontinued or experiencing materially reduced reimbursements, significant competition from other healthcare companies and state efforts to regulate the sale of not-for-profit hospitals that may affect our ability to acquire hospitals, difficulties with the integration of acquisitions that may disrupt our ongoing operations, difficulties with construction and opening of our new hospital that may require unanticipated capital expenditures and start-up costs, the significant capital expenditures that would be involved in the construction of other new hospitals that could have an adverse effect on our liquidity, the rising costs for construction materials and labor that could have an adverse impact on the return on investment relating to our new hospital and other expansion projects, state efforts to regulate the construction or expansion of hospitals that could impair our ability to operate and expand our operations, our dependence on key personnel, the loss of one or more of which could have a material adverse effect on our business, potential responsibilities and costs under environmental laws that could lead to material expenditures or liability, the possibility of a decline in the fair value our reporting units that could result in a material non-cash change to earnings and those risks, uncertainties and other matters detailed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006, and in our subsequent filings with the Securities and Exchange Commission (the “SEC”).
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
EXECUTIVE OVERVIEW
     We are a leading owner and operator of medium-sized acute care hospitals in high-growth urban and suburban markets. We operate our hospitals with a strong community focus by offering and developing healthcare services targeted to the needs of the markets we serve, promoting strong relationships with physicians and working with local managed care plans. At December 31, 2006, we owned or leased 14 acute care hospitals and one behavioral health hospital, with a total of 2,206 beds in service, located in five regions:
•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	Tampa-St. Petersburg, Florida;

•	three cities in Texas, including San Antonio; and

•	Las Vegas, Nevada.
     We are currently constructing Mountain Vista Medical Center, a new 172-bed hospital located in Mesa, Arizona. The total costs to build and equip are estimated at $170.0 to $180.0 million, with $70.0 to $75.0 million remaining to be expended in fiscal 2007. We currently plan to open our new hospital in June 2007.
     We also own and operate a Medicaid and Medicare managed health plan in Phoenix called Health Choice Arizona, Inc. (“Health Choice” or the “Plan”).
     On January 31, 2007, we completed our acquisition of Glenwood Regional Medical Center located in West Monroe, Louisiana. The purchase price for the 242-bed hospital was approximately $81.0 million, subject to final net working capital and other purchase price adjustments. Additionally, we plan to make capital expenditures on the hospital’s campus of approximately $30.0 million over the next four years.
     During the quarter ended December 31, 2006, we recorded $1.9 million of business interruption insurance recoveries resulting from the temporary closure of and disruption of operations at The Medical Center of Southeast Texas, as a result of damages incurred during Hurricane Rita. To date, we have received cumulative business interruption insurance proceeds of $10.9 million, which are net of $4.6 million in related deductibles.
Revenue and Volume Trends
     Net revenue is comprised of acute care and premium revenue. Acute care revenue is comprised of net patient revenue and other revenue. A large percentage of our hospitals’ net patient revenue consists of fixed payment, discounted sources, including Medicare, Medicaid and managed care organizations. Reimbursement for Medicare and Medicaid services are often fixed regardless of the cost incurred or the level of services provided. Similarly, a greater percentage of the managed care companies we contract with reimburse providers on a fixed payment basis regardless of the costs incurred or the level of services provided. Net patient revenue is reported net of discounts and contractual adjustments. The contractual adjustments principally result from differences between the hospitals’ established charges and payment rates under Medicare, Medicaid and various managed care plans. The calculation of appropriate payments from the Medicare and Medicaid programs as well as terms governing agreements with other third-party payors are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount. Premium revenue consists of revenue from Health Choice, our Medicaid and Medicare managed health plan. Other revenue includes medical office building rental income and other miscellaneous revenue.
     Net revenue for the quarter ended December 31, 2006 increased 9.8% to $416.8 million, compared with $379.5 million for the prior year quarter. Volume growth and improved pricing have contributed to the $22.6 million increase in acute care revenue, while premium revenue at Health Choice contributed $14.7 million to the total increase in net revenue.

     The following table provides the sources of our gross patient revenue by payor for the quarters ended December 31, 2006 and 2005.

	Quarter
	Ended December 31,
	2006	2005
Medicare	30.9%	33.6%
Medicaid	16.9	17.6
Managed care	44.0	41.1
Self-pay and other	8.2	7.7

Total	100.0%	100.0%

     Given the impact of our uninsured discounts and the differences associated with reimbursement received under the various types of third-party payor programs, we have concluded that gross patient revenue by payor provides the most meaningful analytical comparison for revenue mix. Since the implementation of Medicare Part D coverage, we have experienced a shift of traditional Medicare beneficiaries to managed Medicare, which we classify as managed care in the table above. We expect patient volumes from Medicare beneficiaries to continue this shift in coverage, while increasing over the long term due to the general aging of the population and the incentives put into place by the federal government to move more beneficiaries to managed Medicare care plans.
     We have experienced an increase in net patient revenue at our hospital operations due to new and expanded services at our hospitals, which in part, have driven favorable pricing trends. We continue to benefit from managed care contracting strategies and related price increases that were obtained throughout the past year. However, the continuing consolidation of payors in certain markets may result in reduced reimbursement from managed care organizations in future periods. During the quarter ended December 31, 2006, we experienced an increase in our overall acuity levels. From a service line standpoint, we have experienced an increase in certain higher acuity services, including cardiovascular and orthopedic surgical cases, as well as increases in other services such as obstetrics and rehabilitation, when compared to the prior year quarter. Inpatient and outpatient surgeries increased 5.0% and 6.0%, respectively, during the quarter ended December 31, 2006, when compared to the prior year quarter. While emergency room visits decreased 3.2% for the quarter ended December 31, 2006, uninsured patients seen in our emergency rooms decreased by 0.5%, compared with the prior year quarter. Self-pay admissions as a percentage of total admissions was 5.3% for the quarter ended December 31, 2006, compared with 4.5% in the prior year quarter.
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
     Health Choice’s contract with AHCCCS expires September 30, 2007. The contract provides AHCCCS with a one-year renewal option. The contract is terminable without cause on 90 days’ written notice or for cause upon written notice if we fail to comply with any term or condition of the contract, or fail to take corrective action as required to comply with the terms of the contract. Additionally, AHCCCS can terminate our contract in the event of the unavailability of state or federal funding.
     On October 19, 2005, the Centers for Medicare & Medicaid Services (“CMS”) awarded Health Choice a contract to become a Medicare Advantage Prescription Drug (“MAPD”) Special Needs Plan (“SNP”). Effective January 1, 2006, Health Choice began providing coverage as a MAPD SNP provider pursuant to the contract with CMS. The SNP allows Health Choice to offer Medicare and Part D drug benefit coverage for new and existing dual-eligible members, or those that are eligible for Medicare and Medicaid. Health Choice already served these type members through the AHCCCS Medicaid program. The contract with CMS has been renewed for calendar 2007 and includes successive one-year renewal options at the discretion of CMS. The contract is terminable without cause on 90 days’ written notice or for cause upon written notice if we fail to comply with any term or condition of the contract, or fail to take corrective action as required to comply with the terms of the contract.

     Premium revenue at Health Choice for the quarter ended December 31, 2006 increased $14.7 million, which is primarily attributable to the implementation of the MAPD SNP. Premium revenue generated under the AHCCCS and CMS contracts with Health Choice represented approximately 25.9% of our consolidated net revenue for the quarter ended December 31, 2006.
     The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Medicare Modernization Act”), which was signed into law on December 8, 2003, made a number of significant changes to the Medicare program. The Medicare Modernization Act provides a number of potential benefits to our hospitals including, but not limited to:
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
     For federal fiscal year 2007, the Medicare Modernization Act provides for hospitals to receive a full market basket update for the provision of inpatient services, but such update amount is conditioned upon a hospital providing CMS with specific quality data relating to the quality of services provided. Hospitals that fail to provide CMS with the required data specified under the National Voluntary Hospital Reporting Initiative will receive an update equal to the market basket minus 2.0% beginning in federal fiscal year 2007. Our hospitals are currently complying with this reporting requirement. The Deficit Reduction Act of 2005 (“DEFRA”), signed into law on February 8, 2006, expands the number of patient care indicators to 21, beginning with discharges occurring in the third quarter of calendar year 2006. On November 1, 2006, CMS announced a final rule that expands to 26 the number of quality measures that must be reported beginning with discharges occurring in the first quarter of calendar year 2007, and requires that hospitals report the results of a 27-question patient perspectives survey beginning with discharges occurring in the third quarter of calendar year 2007.
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
     Recently, CMS announced proposed regulations that, if adopted, would change payment for procedures performed in an ambulatory surgery center (“ASC”) effective January 1, 2008. Under this proposal, ASC payment groups would increase from the current nine clinically disparate payment groups to the 221 APCs used under the outpatient prospective payment system for these surgical services. CMS estimates that the rates for procedures performed in an ASC setting would equal 62% of the corresponding rates paid for the same procedures performed in an outpatient hospital setting. CMS indicates in its discussion of the proposed regulations that it believes that the volumes and service mix of procedures provided in ASCs would change significantly in 2008 under the revised payment system, but that CMS is not able to accurately project those changes. If the proposal is adopted, more Medicare procedures that are now performed in hospitals, such as ours, may be moved to ASCs, reducing surgical volume in our hospitals. ASCs may experience decreased reimbursement depending on their service mix and the final payment rates adopted by CMS. Also, more Medicare procedures that are now performed in ASCs may be moved to physicians’ offices. Currently, we do not believe that these proposed changes would have a material adverse impact on our results of operations or cash flows.

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
Growth in Bad Debts Resulting From Increased Self-Pay Volume and Revenue
     Like others in the hospital industry, we continue to experience significant increases in self-pay volume that has caused our provision for bad debts to increase. These increases continue to be driven by growth in the number of uninsured patients seeking care at our hospitals, and increases in the amount of co-payments and deductibles passed on by employers to employees. As a result of these trends, effective during the third quarter of fiscal 2006, we implemented our uninsured discount program, which resulted in $12.3 million in discounts being provided to the uninsured during the quarter ended December 31, 2006. Self-pay or uninsured admissions through our emergency rooms increased 5.3% for the quarter ended December 31, 2006, compared with the prior year quarter. For the quarters ended December 31, 2006 and 2005, self-pay admissions as a percentage of total admissions were 5.3% and 4.5%, respectively. We monitor our self-pay admissions on a daily basis and continue to focus on the efficiency of our emergency rooms, point-of-service cash collections, Medicaid eligibility automation and process-flow improvements. We anticipate that if we experience further growth in self-pay volume and revenue, along with continued increases in co-payments and deductibles, our provision for bad debts will continue to increase and our results of operations could be adversely affected.
     The approximate percentages of gross hospital receivables (prior to allowances for contractual adjustments and doubtful accounts) are summarized as follows:

	December 31,	September 30,
	2006	2006
Insured receivables	61.8%	60.4%
Uninsured receivables	38.2%	39.6%

Total	100.0%	100.0%

     The percentages in the table above are calculated using gross receivable balances. Uninsured receivables with service dates after implementation of the uninsured discount program and insured receivables are net of discounts and contractual adjustments recorded at the time of billing. Included in insured receivables are accounts that are pending approval from Medicaid. These receivables were approximately 3.5% and 3.3% of billed hospital receivables at December 31, 2006 and September 30, 2006, respectively.

     The approximate percentages of gross hospital receivables in summarized aging categories are as follows:

	December 31,	September 30,
	2006	2006
0 to 90 days	64.1%	62.7%
91 to 180 days	16.9%	17.7%
Over 180 days	19.0%	19.6%

Total	100.0%	100.0%

Additional Charity Care and Charges to the Uninsured
     We record revenue deductions for patient accounts that meet our guidelines for charity care. We currently provide charity care to patients with income levels below 200% of the federal poverty level and will continue this practice. Additionally, all of our hospitals provide a sliding scale of reduced rates to uninsured patients, who are not covered through federal, state or private insurance, with incomes between 200% and 400% of the federal poverty level. Charity care deductions decreased $2.6 million for the quarter ended December 31, 2006, when compared with the prior year quarter.
Sub-Acute Care Services
     Inpatient care is expanding to include sub-acute care when a less intensive, lower cost level of care is appropriate. We have been proactive in the development of a variety of sub-acute inpatient services to utilize a portion of our available capacity. By offering cost-effective sub-acute services in appropriate circumstances, we are able to provide a continuum of care when the demand for such services exists. We have identified opportunities to expand sub-acute services within our facilities as appropriate, including inpatient psychiatric, rehabilitation and skilled nursing services.
Nursing Shortage
     The hospital industry continues to experience a shortage of nurses. This nursing shortage has created an environment that has required an extended increase in the use of nursing contract labor. While we continue to experience difficulty in retaining and recruiting nurses in each of our markets, similar to other providers in their respective regions, we have experienced slight improvement during the recent quarters in our nursing contract labor utilization for the entire acute care segment. Contract labor expense for nursing services as a percentage of acute care revenue decreased 0.2% for the quarter ended December 31, 2006, as compared to the prior year quarter. We believe the recent improvements are a result of our comprehensive recruiting and retention plan for nurses that focuses on competitive salaries and benefits, as well as employee satisfaction, best practices, tuition assistance, effective training programs and workplace environment. We have expanded our relationships with local colleges and universities, which includes our sponsorship of nursing scholarship programs. We are continuing to recruit qualified nurses from countries outside of the United States, including India. In addition to our operational focus, we also experienced some benefit during the quarter ended December 31, 2006, from nurses hired in connection with the future opening of our new hospital in Mesa, Arizona. These nurses are currently working in our existing Arizona hospitals, which minimized the need to utilize nursing contract labor. Should we be unsuccessful in our attempts to maintain nursing coverage adequate for our present and future needs, our future operating results could be adversely affected.
Decreased Federal and State Funding for Medicaid Programs
     Some of the states in which we operate have experienced budget constraints as a result of increased costs and lower than expected tax collections. Health and human services programs, including Medicaid and similar programs, represent a significant portion of state spending. As a response to these budgetary concerns, some states have proposed and other states may propose decreased funding for these programs or other structured changes. DEFRA, signed into law on February 8, 2006, included Medicaid cuts of approximately $4.8 billion over five years. In addition, proposed regulatory changes would, if implemented, reduce federal Medicaid funding by an additional

$12.2 billion over five years. If such funding decreases are approved by the states in which we operate, our operating results and cash flows could be adversely affected.
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
Volatility of Insurance Costs
     Our fiscal 2007 self-insured retention for professional and general liability coverage remains unchanged from fiscal 2006 at $5.0 million per claim and $55.0 million in the aggregate. Additionally, the maximum coverage under our insurance policies is $75.0 million. The high cost of professional liability insurance coverage and, in some cases, the lack of availability of such insurance coverage for physicians with privileges at our hospitals, increases our risk of vicarious liability in cases in which both our hospital and the uninsured or underinsured physician are named as co-defendants. Our professional liability exposure also increases when our subsidiaries employ physicians. We have continued to experience some moderation in costs during the current quarter, including favorable claims experience. Some states, including certain states in which we operate, have passed tort reform legislation or are considering such legislation to place limits on non-economic damages, which, in part, has resulted in improved loss experience. Our quarterly review of claims experience for professional and general liability losses resulted in no changes in prior period estimates during the quarter ended December 31, 2006.
     For the quarter ended December 31, 2006, our insurance expense as a percentage of acute care revenue declined by 0.1%, when compared to the prior year quarter. There is no assurance that insurance costs will continue to moderate. If insurance costs begin to rise again, we cannot be certain that significant increases will not have a material adverse effect on our future operating results and cash flows.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     A summary of significant accounting policies is disclosed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2006. Our critical accounting policies are further described under the caption “Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended September 30, 2006. There have been no changes in the nature of our critical accounting policies or the application of those policies since September 30, 2006.
Selected Operating Data
     The following table sets forth certain unaudited operating data for each of the periods presented.

	Quarter Ended December 31,
	2006	2005
Acute Care (1):
Number of acute care hospitals at end of period	14	14
Beds in service at end of period (2)	2,206	2,228
Average length of stay (days) (3)	4.5	4.5
Occupancy rates (average beds in service)	49.7%	48.0%
Admissions (4)	22,304	21,346
Adjusted admissions (5)	36,193	34,923
Patient days (6)	100,768	96,079
Adjusted patient days (5)	157,624	151,820
Net patient revenue per adjusted admission (7)	$8,471	$8,096

Health Choice (8):
Medicaid covered lives	111,679	113,331
Dual-eligible lives (9)	3,980	—
Medical loss ratio (10)	85.7%	87.4%

(1)	Combined financial and operating data is presented on a same facility basis for the periods presented.

(2)	Includes St. Luke’s Behavioral Hospital.

(3)	Represents the average number of days that a patient stayed in our hospitals.

(4)	Represents the total number of patients admitted to our hospitals for stays in excess of 23 hours. Management and investors use this number as a general measure of inpatient volume.

(5)	Adjusted admissions and adjusted patient days are general measures of combined inpatient and outpatient volume. We compute adjusted admissions/patient days by multiplying admissions/patient days by gross patient revenue and then dividing that number by gross inpatient revenue.

(6)	Represents the number of days our beds were occupied by inpatients over the period.

(7)	Includes the impact of our uninsured discount program, which became effective in the third quarter of fiscal 2006. The uninsured discount program offers discounts to all uninsured patients receiving healthcare services who do not qualify for assistance under state Medicaid, other federal or state assistance plans or charity. The uninsured discount program had the effect of reducing net revenue and the provision for bad debts by generally corresponding amounts.

(8)	Includes our MAPD SNP effective January 1, 2006.

(9)	Represents members eligible for Medicare and Medicaid benefits under Health Choice’s contract with CMS to provide coverage as a MAPD SNP.

(10)	Represents medical claims expense as a percentage of premium revenue, including claims paid to our hospitals.
RESULTS OF OPERATIONS SUMMARY
     The following table sets forth, for the periods indicated, results of operations data expressed in dollar terms and as a percentage of net revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended		Quarter Ended
	December 31, 2006		December 31, 2005
Consolidated ($ in thousands):	Amount	Percentage	Amount	Percentage

Net revenue:
Acute care revenue	$309,048	74.1%	$286,427	75.5%
Premium revenue	107,786	25.9%	93,038	24.5%

Total net revenue	416,834	100.0%	379,465	100.0%

Costs and expenses:
Salaries and benefits	125,394	30.1%	112,751	29.7%
Supplies	47,245	11.3%	45,710	12.0%
Medical claims	89,695	21.5%	79,189	20.9%
Other operating expenses	60,858	14.6%	57,506	15.2%
Provision for bad debts	31,748	7.6%	37,019	9.8%
Rentals and leases	8,450	2.0%	8,510	2.2%
Interest expense, net	17,286	4.2%	17,156	4.5%
Depreciation and amortization	16,907	4.1%	18,909	5.0%
Management fees	1,047	0.3%	1,050	0.3%
Business interruption insurance recoveries	(1,918)	(0.5)%	—	—

Total costs and expenses	396,712	95.2%	377,800	99.6%

Earnings before loss on disposal of assets, minority interests and income taxes	20,122	4.8%	1,665	0.4%
Loss on disposal of assets, net	(1,537)	(0.4)%	(5)	0.0%
Minority interests	(1,341)	(0.3)%	302	0.1%

Earnings before income taxes	17,244	4.1%	1,962	0.5%
Income tax expense	6,661	1.6%	800	0.2%

Net earnings	$10,583	2.5%	$1,162	0.3%

	Quarter Ended		Quarter Ended
	December 31, 2006		December 31, 2005
Acute Care ($ in thousands):	Amount	Percentage	Amount	Percentage

Net revenue:
Acute care revenue	$309,048	99.1%	$286,427	99.3%
Revenue between segments (1)	2,678	0.9%	2,097	0.7%

Total net revenue	311,726	100.0%	288,524	100.0%

Costs and expenses:
Salaries and benefits	121,983	39.1%	109,831	38.1%
Supplies	47,161	15.1%	45,652	15.8%
Other operating expenses	57,144	18.3%	54,507	18.9%
Provision for bad debts	31,748	10.2%	37,019	12.8%
Rentals and leases	8,195	2.6%	8,232	2.9%
Interest expense, net	17,286	5.6%	17,156	5.9%
Depreciation and amortization	16,020	5.1%	18,071	6.2%
Management fees	1,047	0.4%	1,050	0.4%
Business interruption insurance recoveries	(1,918)	(0.6)%	—	—

Total costs and expenses	298,666	95.8%	291,518	101.0%

Earnings (loss) before loss on disposal of assets and minority interests	13,060	4.2%	(2,994)	(1.0)%
Loss on disposal of assets, net	(1,537)	(0.5)%	(5)	0.0%
Minority interests	(1,341)	(0.4)%	302	0.1%

Earnings (loss) before income taxes	$10,182	3.3%	$(2,697)	(0.9)%

(1)	Revenue between segments is eliminated in our consolidated results.

	Quarter Ended		Quarter Ended
	December 31, 2006		December 31, 2005
Health Choice ($ in thousands):	Amount	Percentage	Amount	Percentage

Premium revenue	$107,786	100.0%	$93,038	100.0%

Costs and expenses:
Salaries and benefits	3,411	3.2%	2,920	3.1%
Supplies	84	0.1%	58	0.1%
Medical claims (1)	92,373	85.7%	81,286	87.4%
Other operating expenses	3,714	3.4%	2,999	3.2%
Rentals and leases	255	0.2%	278	0.3%
Depreciation and amortization	887	0.8%	838	0.9%

Total costs and expenses	100,724	93.4%	88,379	95.0%

Earnings before income taxes	$7,062	6.6%	$4,659	5.0%

(1)	Medical claims paid to our hospitals of $2.7 million and $2.1 million for the quarters ended December 31, 2006 and 2005, respectively, is eliminated in our consolidated results.

Supplemental Non-GAAP Disclosures
The results of operations for the quarter ended December 31, 2006, adjusted for the impact of the uninsured discount program, are as follows:
Operating Measures Adjusted for Comparative Analysis (Unaudited)
(in thousands, except for statistical measures)

	Quarter Ended December 31, 2006
			Non-GAAP
	GAAP	Uninsured	Adjusted	GAAP %		Non-GAAP %
	Amounts	Discounts (2)	Amounts (3)	of Revenues		of Revenues (3)
				2006	2005	2006
Acute Care Segment:

Net revenue(1)	$311,726	$12,341	$324,067	100.0%	100.0%	100.0%

Salaries and benefits	121,983	—	121,983	39.1	38.1	37.6
Supplies	47,161	—	47,161	15.1	15.8	14.6
Other operating expenses	57,144	—	57,144	18.3	18.9	17.6
Provision for bad debts	31,748	12,341	44,089	10.2	12.8	13.6
Rentals and leases	8,195	—	8,195	2.6	2.9	2.5

Net patient revenue per adjusted admission	$8,471	$341	$8,812
Percent change from prior year	4.6%		8.8%

(1)	Acute care revenue represents total net revenue of the segment prior to the elimination of revenue between segments.

(2)	Includes the impact of discounts provided to uninsured patients for the period. During the third quarter of fiscal 2006, we implemented an uninsured discount program offering discounts to all uninsured patients receiving healthcare services who do not qualify for assistance under state Medicaid, other federal or state assistance plans or charity care. In the acute care segment, we recorded $12.3 million of uninsured discounts during the first quarter of fiscal 2007.

(3)	Acute care revenue, the provision for bad debts and certain operating expense categories as a percentage of acute care revenue have been adjusted to present certain financial measures on a basis comparative with prior periods. Management believes these non-GAAP financial measures are useful for the purpose of providing disclosures of our results of operations consistent with those used by management. While management believes these non-GAAP financial measures provide useful information for period-to-period comparisons, GAAP measures should be used when evaluating financial performance or liquidity.

Quarters Ended December 31, 2006 and 2005
     Net revenue — Net revenue for the quarter ended December 31, 2006 totaled $416.8 million, an increase of $37.3 million or 9.8%, compared to $379.5 million in the prior year quarter. The increase in net revenue was a combination of an increase of $22.6 million in net revenue from hospital operations, which we refer to as our acute care segment in our financial statements, and an increase of $14.7 million in premium revenue from Health Choice.
     Our uninsured discount program, which became effective during the third quarter of fiscal 2006, resulted in $12.3 million in discounts being provided to uninsured patients during the quarter ended December 31, 2006. The discounts to the uninsured had the effect of reducing acute care revenue and the provision for bad debts by generally corresponding amounts. The reduction of acute care revenue resulted in an increase in expenses as a percentage of acute care revenue, other than the provision for bad debts, compared to what they would have been if the uninsured discount program had not been implemented.
     Before eliminations, net revenue from our hospital operations for the quarter ended December 31, 2006 totaled $311.7 million, an increase of $23.2 million or 8.0%, compared to $288.5 million in the prior year quarter. Excluding the impact of $12.3 million in uninsured discounts, net revenue from our hospital operations increased 12.3% over the prior year quarter. A portion of this increase is attributable to the temporary closure and disruption of operations at The Medical Center of Southeast Texas in the prior year quarter, as a result of Hurricane Rita. For the quarter ended December 31, 2006, hospitals and other healthcare entities owned by us received $2.7 million in net revenue from Health Choice, compared with $2.1 million in the prior year quarter. This net revenue was eliminated in our consolidated results.
     Net patient revenue per adjusted admission increased 4.6% for the quarter ended December 31, 2006, when compared to the prior year quarter. Excluding the impact of uninsured discounts, net patient revenue per adjusted admission increased 8.8% over the prior year quarter. This improvement is primarily attributable to increased acuity levels at our hospitals, which comprised approximately 25% of the increase in net patient revenue per adjusted admission, while the remaining 75% is the result of improved pricing, with managed care rate increases continuing in the mid-single digit range. A significant portion of our revenue growth has come from volume increases in services such as inpatient and outpatient surgeries, including orthopedic and certain cardiovascular cases, which has contributed to the increase in acuity levels . Net adjustments to estimated third-party payor settlements, also known as prior year contractuals, resulted in a decrease in net revenue of $119,000 for the quarter ended December 31, 2006, compared to an increase of $334,000 in the prior year quarter.
     Premium revenue from Health Choice totaled $107.8 million for the quarter ended December 31, 2006, an increase of $14.8 million or 15.9%, when compared to $93.0 million in the prior year quarter. The increase in premium revenue was primarily the result of the implementation of the MAPD SNP at Health Choice on January 1, 2006. The MAPD SNP resulted in the generation of $11.4 million in premium revenue for the quarter ended December 31, 2006. In addition, annual capitation payment rate increases of 5.0% to 6.0% for the Medicaid business also contributed to the increase in net revenue during the quarter ended December 31, 2006.
     Salaries and benefits — Salaries and benefits expense from our hospital operations for the quarter ended December 31, 2006 totaled $122.0 million, or 39.1% of acute care revenue, compared to $109.8 million, or 38.1% of acute care revenue in the prior year quarter. Excluding the impact of uninsured discounts, salaries and benefits expense as a percentage of acute care revenue would have been 37.6% for the quarter ended December 31, 2006. Salaries and benefits expense as a percentage of acute care revenue, in the prior year quarter, includes the impact of continuing the payment of wages and benefits to employees of The Medical Center of Southeast Texas during the temporary closure of the hospital’s operations. Additionally, we have experienced a decline of 0.2% in contract labor as a percentage of acute care revenue during the quarter ended December 31, 2006.
     Supplies — Supplies expense from our hospital operations totaled $47.2 million, or 15.1% of acute care revenue, for the quarter ended December 31, 2006. Excluding the impact of uninsured discounts, supplies expense would have been 14.6% of acute care revenue for the quarter ended December 31, 2006, compared with 15.8% in the prior year quarter. The decrease in supply cost as a percentage of acute care revenue was primarily driven by leveraging our growth in acute care revenue, continued focus on contract compliance under our group purchasing organization and managing pharmacy costs. Additionally, volume growth in obstetrics and inpatient rehabilitation, which typically have lower supply costs, have contributed to this improvement for the quarter ended December 31, 2006.
     Medical claims — Medical claims expense before eliminations for Health Choice increased $11.1 million to $92.4 million for the quarter ended December 31, 2006, compared to $81.3 million in the prior year quarter. Medical claims expense represents the amounts paid by Health Choice for health care services provided to its members. Medical claims expense as a percentage of premium revenue was 85.7% for the quarter ended December 31, 2006, compared to 87.4% in the prior year quarter. The improvement in medical claims expense as a percentage of premium revenue is driven by the more favorable claims experience of the MAPD SNP service line, coupled with the leveraging of medical costs against a 5.0% to 6.0% increase in Medicaid capitation premiums. Additionally, the medical claims expense ratio under the SNP is currently more favorable than the traditional Medicaid business.
     Other operating expenses — Other operating expenses from our hospital operations for the quarter ended December 31, 2006 totaled $57.1 million, or 18.3% of acute care revenue, compared to $54.5 million, or 18.9% of acute care revenue in the prior year quarter. Excluding the impact of uninsured discounts, other operating expenses as a percentage of acute care revenue would have been 17.6% for the quarter ended December 31, 2006. Other operating expenses as a percentage of acute care revenue in the prior year quarter includes the impact of the continued incurrence of certain fixed costs during the temporary closure and disruption of operations at The Medical Center of Southeast Texas, which contributed to 0.5% of the decline in other operating expenses as a percentage of acute care revenue for the quarter ended December 31, 2006. The remaining decline of 0.8% was primarily driven by our success in leveraging a relatively fixed base of costs against an increase in acute care revenue, offset in part by increases in professional fees and physician recruiting costs. Professional fees continue to rise as a result of increases in physician call and anesthesia coverage costs in certain markets, when compared to the prior year quarter. Included in our other operating expenses for the quarter ended December 31, 2006 are approximately $2.1 million in legal fees and other expenses associated with responding to the OIG’s request for information, which we received in September 2005.
     Provision for bad debts — Provision for bad debts for our hospital operations for the quarter ended December 31, 2006 totaled $31.7 million, or 10.2% of acute care revenue, compared to $37.0 million, or 12.8% of acute care revenue in the prior year quarter. Excluding the impact of uninsured discounts, the provision for bad debts as a percentage of acute care revenue would have been 13.6% for the quarter ended December 31, 2006. Charity discounts totaled $6.8 million for the quarter ended December 31, 2006, compared to $9.4 million in the prior year quarter. We continue to experience an increase in self-pay revenue and volume, as well as increases in the amount of co-payments and deductibles passed on by employers to employees. Self-pay or uninsured admissions as a percentage of total admissions increased to 5.3% during the quarter ended December 31, 2006, compared with 4.5% in the prior year quarter. These trends continue to be the main driver behind the increase in our provision for bad debts.
     Interest expense, net — Interest expense, net of interest income, for the quarter ended December 31, 2006 totaled $17.3 million, compared with $17.2 million in the prior year quarter. Borrowings under our senior secured credit facilities are subject to interest at variable rates. The weighted average interest rate of outstanding borrowings under the senior secured credit facilities was 7.6% for the quarter ended December 31, 2006, compared to 6.3% for the prior year quarter.
     Depreciation and amortization — Depreciation and amortization expense for the quarter ended December 31, 2006 totaled $16.9 million, compared with $18.9 million in the prior year quarter. This decrease of $2.0 million was primarily the result of certain equipment becoming fully depreciated at the end of the second quarter of fiscal 2006.
     Income tax expense — We recorded a provision for income taxes totaling $6.7 million, resulting in an effective tax rate of 38.6%, for the quarter ended December 31, 2006, compared to $800,000, for an effective tax rate of 40.8%, in the prior year quarter. The decline in our effective tax rate was due to a decrease in our state income tax rate, as well as the decreased impact of non-deductible items in proportion to our pre-tax income in the quarter ended December 31, 2006, which was partially offset by federal tax credits received in the prior year quarter related to the impact of Hurricane Rita.

     Net earnings — Net earnings increased $9.4 million for the quarter ended December 31, 2006 to $10.6 million, compared to $1.2 million in the prior year quarter. Net earnings for the quarter ended December 31, 2006 include $1.9 million of business interruption insurance recoveries received in connection with the temporary closure and disruption of operations at The Medical Center of Southeast Texas, as a result of Hurricane Rita. The impact of Hurricane Rita also negatively impacted net earnings in the prior year quarter.
LIQUIDITY AND CAPITAL RESOURCES
     We rely on cash generated from our internal operations as our primary source of liquidity, as well as available credit facilities, project and bank financings and the issuance of long-term debt. From time to time, we have also utilized operating lease transactions that are sometimes referred to as off-balance sheet arrangements. We expect that our future funding for working capital needs, capital expenditures, long-term debt repayments and other financing activities will continue to be provided from some or all of these sources. Each of our existing and projected sources of cash is impacted by operational and financial risks that influence the overall amount of cash generated and the capital available to us. For example, cash generated by our business operations may be impacted by, among other things, economic downturns, weather-related catastrophes and adverse industry conditions. Our future liquidity will be impacted by our ability to access capital markets, which may be restricted due to our credit ratings, general market conditions, and by existing or future debt agreements. For a further discussion of risks that can impact our liquidity, see our risk factors beginning on page 25 of our Annual Report of Form 10-K as of September 30, 2006.
     As of December 31, 2006, we had available liquidity as follows (in millions):

Available cash	$70.1
Available capacity under our senior secured credit facilities	212.5

Net available liquidity at December 31, 2006	$282.6

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
     Our growth strategy requires significant capital expenditures during fiscal 2007 and future years. We expect our capital expenditures for fiscal 2007 to be approximately $230.0 to $240.0 million, including the following significant expenditures:
•	approximately $100.0 to $105.0 million for the construction of Mountain Vista Medical Center, our new hospital in the East Valley of Phoenix, Arizona, which we plan to open in June 2007;

•	approximately $70.0 to $75.0 million for other growth and new business projects;

•	approximately $35.0 to $40.0 million in replacement or maintenance related projects at our hospitals; and

•	approximately $14.0 million in hardware and software related costs in connection with the implementation of our advanced clinical information system.
     At December 31, 2006, we had construction and other various projects in progress with an estimated cost to complete and equip over the next three years of approximately $129.7 million. Subsequent to December 31, 2006, we announced expansion projects at two of our Utah hospitals totaling approximately $83.7 million. We plan to finance our proposed capital expenditures with borrowings under our senior secured credit facilities, as well as with cash generated from operations, cash on hand and other capital sources that may become available.
     At December 31, 2006, we had $414.4 million in borrowings outstanding as a term loan and had issued $37.5 million in letters of credit. Additionally, we had $475.0 million aggregate principal amount of 8 3/4% senior subordinated notes due 2014 outstanding at December 31, 2006. For a further discussion of our debt arrangements, see the section below entitled “Debt Instruments and Related Covenants.”

     On January 31, 2007, we completed our acquisition of Glenwood Regional Medical Center located in West Monroe, Louisiana. The purchase price for the 242-bed hospital was approximately $81.0 million, subject to final net working capital and other purchase price adjustments. This transaction was funded with $41.0 million of cash on hand and $40.0 million drawn against our senior secured revolving credit facility. Additionally, we plan to make capital expenditures on the hospital’s campus of approximately $30.0 million over the next four years.
     Based upon our current level of operations and anticipated growth, we believe we have sufficient liquidity to meet our cash requirements over the short-term (next 12 months) and over the next three years. In evaluating the sufficiency of our liquidity for both the short-term and long-term, we considered the expected cash flow to be generated by our operations, cash on hand and the available borrowings under our senior secured credit facilities compared to our anticipated cash requirements for debt service, working capital, capital expenditures and the payment of taxes, as well as funding requirements for long-term liabilities. As a result of this evaluation, we believe that we will have sufficient liquidity for the next three years to fund the cash required for the payment of taxes and the capital expenditures required to maintain our facilities during this period of time. We are unable at this time to extend our evaluation of the sufficiency of our liquidity beyond three years. We cannot assure you, however, that our operating performance will generate sufficient cash flow from operations or that future borrowings will be available under our senior secured credit facilities, or otherwise, to enable us to grow our business, service our indebtedness, including the senior secured credit facilities and the 8 3/4% notes, or make anticipated capital expenditures. For more information, see our risk factors beginning on page 25 of our Annual Report on Form 10-K as of September 30, 2006.
     One element of our business strategy is to selectively pursue acquisitions and strategic alliances in existing and new markets. Any acquisitions or strategic alliances may result in the incurrence of, or assumption by us, of additional indebtedness. We continually assess our capital needs and may seek additional financing, including debt or equity as considered necessary to fund capital expenditures and potential acquisitions or for other corporate purposes. Our future operating performance, ability to service or refinance our 8 3/4% notes and ability to service and extend or refinance the senior secured credit facilities will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. For more information, see our risk factors beginning on page 25 of our Annual Report on Form 10-K as of September 30, 2006.
Overview of Cash Flow Activities For The Quarters Ended December 31, 2006 and 2005
     Our cash flows are summarized as follows (in millions):

	Quarter
	Ended December 31,
	2006	2005
Cash flow from operating activities	$20.0	$4.7
Cash flow from investing activities	(42.3)	(32.7)
Cash flow from financing activities	(3.0)	(2.9)
Operating Activities
     Our primary sources of liquidity are cash flow provided by our operations, available cash on hand and our senior secured revolving credit facility. At December 31, 2006, we had $129.5 million in net working capital, compared to $134.7 million at September 30, 2006. Net accounts receivable increased $3.3 million from $182.5 million at September 30, 2006 to $185.8 million at December 31, 2006. Our days revenue in accounts receivable at December 31, 2006 were 55, compared to 56 at December 31, 2005. Our cash flow provided by operations, during the quarter ended December 31, 2006, benefited by the CMS delay in Medicare payments at September 30, 2006, as mandated by DEFRA, resulting in the delay of $6.8 million of cash, which was ultimately received in October 2006.
Investing Activities
     Investing activities used $42.3 million during the quarter ended December 31, 2006.

     Capital expenditures for the quarter ended December 31, 2006 were approximately $43.8 million. Significant items included the following:
•	$27.6 million for the construction of Mountain Vista Medical Center;

•	$4.0 million for various expansion and renovation projects at our hospitals; and

•	$1.7 million in hardware and software related to our advanced clinicals and other information systems projects.
Financing Activities
     Financing activities used net cash of $3.0 million during the quarter ended December 31, 2006. During the quarter ended December 31, 2006, we repaid $1.1 million pursuant to the terms of our senior secured credit facilities and repaid $821,000 in capital leases and other debt.
Debt Instruments and Related Covenants
     As of December 31, 2006, we had two separate debt arrangements:
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
     Our amended and restated senior credit agreement provides for capital expenditure limitations and requires that we comply with various other financial ratios and tests and contains covenants limiting our ability to, among other things, incur additional indebtedness; sell or dispose of assets; make investments, loans or advances; pay certain restricted payments and dividends; or amend the terms of the 8 3/4% notes. Under our amended and restated credit agreement, we may acquire hospitals and other related businesses upon satisfaction of certain requirements, including demonstrating pro forma compliance with a maximum senior leverage ratio of 3.5 to 1, along with the maximum total leverage and minimum interest coverage ratios discussed below. Financial related covenants under our amended and restated senior credit agreement, applicable to us as of December 31, 2006, include the following ratios:

December 31,
2006
Actual Total Leverage Ratio	3.64
Maximum Total Leverage Ratio	5.50

Actual Interest Coverage Ratio	3.39
Minimum Interest Coverage Ratio	2.30
     Consolidated EBITDA is defined by our amended and restated senior credit agreement as earnings (loss) before interest expense, income taxes, depreciation and amortization, management fees, gain (loss) on sale or disposal of assets, minority interests, non-cash expenses and charges, and non-recurring charges and costs. Consolidated EBITDA is used as a basis for the ratios above. Failure to comply with these ratios would constitute an event of default under our senior secured credit facilities, thereby accelerating all amounts outstanding under the Term Facility and Revolving Facility, including all accrued interest thereon, as due and payable upon demand by the lenders. In addition, the occurrence of an event of default under our senior secured credit facilities would constitute an event of default under the indenture governing our 8 3/4% notes. Such an event would have a material adverse effect on our liquidity and financial condition.
     At December 31, 2006, $414.4 million was outstanding under the Term Facility, no amounts were outstanding under the Revolving Facility and we had $37.5 million outstanding in letters of credit. On January 31, 2007, we borrowed $40.0 million under the Revolving Facility to fund a portion of the purchase price of Glenwood Regional Medical Center. During the next twelve months, we are required to repay $4.3 million in principal under our senior secured credit facilities and $2.9 million in principal under our capital lease and other obligations.
$475.0 Million 8 3/4% Senior Subordinated Notes Due 2014
     IASIS Healthcare LLC and its wholly-owned subsidiary, IASIS Capital Corporation, as issuers, have outstanding $475.0 million aggregate principal amount of 8 3/4% senior subordinated notes due 2014. Our 8 3/4% notes are general unsecured senior subordinated obligations of the issuers, are subordinated in right of payment to their existing and future senior debt, are pari passu in right of payment with any of their future senior subordinated debt and are senior in right of payment to any of their future subordinated debt. Our existing domestic subsidiaries, other than certain non-guarantor subsidiaries, which include Health Choice and our non-wholly owned subsidiaries, are guarantors of our 8 3/4% notes. The indenture governing the notes generally provides that we may designate other subsidiaries as non-guarantors under certain circumstances up to a maximum threshold based on 20% of total consolidated assets. As of December 31, 2006, we had approximately $110.0 million available under this threshold to designate other subsidiaries as non-guarantors. Our 8 3/4% notes are effectively subordinated to all of the issuers’ and the guarantors’ secured debt to the extent of the value of the assets securing the debt and are structurally subordinated to all liabilities and commitments (including trade payables and capital lease obligations) of our subsidiaries that are not guarantors of our 8 3/4% notes. Our 8 3/4% notes require semi-annual interest payments.
     As of December 31, 2006, we provided a performance guaranty in the form of a letter of credit in the amount of $20.6 million for the benefit of AHCCCS to support our obligations under the Health Choice contract to provide and pay for healthcare services. The amount of the performance guaranty is based in part upon the membership in the plan and the related capitation revenue paid to us. Additionally, Health Choice maintains a minimum cash balance of $5.0 million.
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
RECENT ACCOUNTING PRONOUNCEMENTS
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of all tax positions accounted for in accordance with SFAS 109. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, and, therefore, will be adopted effective October 1, 2007. Earlier application is permitted in certain circumstances. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings or other appropriate components of equity for that fiscal year. We have not yet determined the potential financial impact of applying FIN 48.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007, with early adoption encouraged. This statement provides a single definition of fair value, establishes a framework for measuring fair value, and expanded disclosures concerning fair value measurements. We do not anticipate a material impact on our results of operations or financial position from the adoption of SFAS 157.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. We have in place $675.0 million of senior secured credit facilities bearing interest at variable rates at specified margins above either the agent bank’s alternate base rate or its LIBOR rate. The senior secured credit facilities consist of the Term Facility, which is a $425.0 million, seven-year Tranche B term loan, and the Revolving Facility, which is a $250.0 million, six-year revolving credit facility. Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates on our consolidated financial position, results of operations or cash flows would not be material. As of December 31, 2006, we had variable rate debt of approximately $414.4 million. Holding other variables constant, including levels of indebtedness, a 0.125% increase in interest rates would have had an estimated impact on pre-tax earnings and cash flows for the next twelve month period of $518,000. We have not taken any action to cover interest rate risk and are not a party to any interest rate market risk management activities.

     The Term Facility bears interest at a rate equal to LIBOR plus 2.25% per annum or, at our option, the base rate plus 1.25% per annum, and will mature in 2011. Loans under the Revolving Facility bear interest at a rate equal to the LIBOR rate, plus a margin of 2.00% to 2.50% or, at our option, the base rate, plus a margin of 1.00% to 1.50%, such rate in each case depending on our total leverage ratio. The Revolving Facility matures in 2010. No amounts were outstanding under the Revolving Facility as of December 31, 2006.
     We have $475.0 million in senior subordinated notes due December 15, 2014, with interest payable semi-annually at the rate of 8 3/4% per annum. At December 31, 2006, the fair market value of the outstanding 8 3/4% notes was $480.3 million, based upon quoted market prices as of that date.
Item 4. Controls and Procedures
Evaluations of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2006. Based on this evaluation, the principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports.
Changes in Internal Control Over Financial Reporting
     During the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II.
OTHER INFORMATION
Item 6. Exhibits
     (a) List of Exhibits:
10.1	Substitute Agreement between the Arizona Health Care Cost Containment System Administration and Health Choice Arizona for the Implementation of Executive Order 2006-01.

31.1	Certification of Principal Executive Officer Pursuant to Rule 15d—14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IASIS HEALTHCARE LLC
Date: February 13, 2007	By:	/s/ John M. Doyle
John M. Doyle
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Substitute Agreement between the Arizona Health Care Cost Containment System Administration and Health Choice Arizona for the implementation of Executive Order 2006-01.

31.1	Certification of Principal Executive Officer Pursuant to Rule 15d—14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.