Form 10-Q
period 2007-03-31
IASIS Healthcare LLC
filed 2007-05-15
CIK 1294632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ____________.
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒            NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                     Accelerated filer ☐                     Non-accelerated filer ☒
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐           NO ☒
     As of May 15, 2007, 100% of the registrant’s common interests outstanding (all of which are privately owned and are not traded on any public market) were owned by IASIS Healthcare Corporation, its sole member.

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements
IASIS HEALTHCARE LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	(Unaudited)
	March 31,	September 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$—	$95,415
Accounts receivable, net	213,941	182,452
Inventories	38,325	34,299
Deferred income taxes	34,030	41,416
Prepaid expenses and other current assets	52,007	41,841

Total current assets	338,303	395,423

Property and equipment, net	832,413	727,048
Goodwill	772,654	756,479
Other intangible assets, net	37,500	39,000
Other assets, net	45,860	49,885

Total assets	$2,026,730	$1,967,835

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$86,036	$73,351
Salaries and benefits payable	34,467	29,082
Accrued interest payable	19,815	19,965
Medical claims payable	78,073	81,822
Other accrued expenses and other current liabilities	58,200	49,087
Current portion of long-term debt and capital lease obligations	6,879	7,432

Total current liabilities	283,470	260,739

Long-term debt and capital lease obligations	889,396	889,513
Deferred income taxes	90,067	81,179
Other long-term liabilities	46,740	47,611
Minority interest	33,023	32,297

Equity:
Member’s equity	684,034	656,496

Total liabilities and equity	$2,026,730	$1,967,835

See accompanying notes.

IASIS HEALTHCARE LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands)

	Quarter Ended	Quarter Ended	Six Months Ended	Six Months Ended
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006
Net revenue:
Acute care revenue	$363,911	$318,435	$672,958	$604,862
Premium revenue	108,791	99,533	216,578	192,571

Total net revenue	472,702	417,968	889,536	797,433

Costs and expenses:
Salaries and benefits	139,954	118,256	265,349	231,007
Supplies	55,382	49,218	102,627	94,928
Medical claims	90,539	84,240	180,234	163,429
Other operating expenses	77,475	58,581	138,333	116,087
Provision for bad debts	34,117	40,482	65,865	77,501
Rentals and leases	9,240	8,833	17,690	17,343
Interest expense, net	16,955	17,781	34,241	34,938
Depreciation and amortization	18,193	19,508	35,100	38,417
Management fees	1,326	1,045	2,373	2,095
Business interruption insurance recoveries	—	—	(1,918)	—

Total costs and expenses	443,181	397,944	839,894	775,745

Earnings before gain (loss) on disposal of assets, minority interests and income taxes	29,521	20,024	49,642	21,688
Gain (loss) on disposal of assets, net	225	(125)	(1,312)	(130)
Minority interests	(1,515)	(972)	(2,855)	(670)

Earnings before income taxes	28,231	18,927	45,475	20,888
Income tax expense	11,276	7,504	17,937	8,304

Net earnings	$16,955	$11,423	$27,538	$12,584

See accompanying notes.

IASIS HEALTHCARE LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Six Months Ended	Six Months Ended
	March 31, 2007	March 31, 2006
Cash flows from operating activities
Net earnings	$27,538	$12,584
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	35,100	38,417
Amortization of loan costs	1,517	1,469
Minority interests	2,855	670
Deferred income taxes	16,274	7,574
Loss on disposal of assets, net	1,312	130
Changes in operating assets and liabilities, net of the effect of acquisition:
Accounts receivable	(17,771)	(14,427)
Inventories, prepaid expenses and other current assets	(9,972)	(11,481)
Accounts payable, other accrued expenses and other current liabilities	22,676	20,987

Net cash provided by operating activities	79,529	55,923

Cash flows from investing activities
Purchases of property and equipment	(97,170)	(60,232)
Cash paid for acquisition, net	(79,753)	—
Proceeds from sale of assets	986	—
Change in other assets	4,010	(847)

Net cash used in investing activities	(171,927)	(61,079)

Cash flows from financing activities
Payment of debt and capital lease obligations	(56,888)	(3,881)
Proceeds from debt borrowings	56,000	—
Distribution of minority interests	(2,352)	(1,196)
Proceeds received from sale of partnership interests	223	4,521

Net cash used in financing activities	(3,017)	(556)

Decrease in cash and cash equivalents	(95,415)	(5,712)
Cash and cash equivalents at beginning of period	95,415	89,097

Cash and cash equivalents at end of period	$—	$83,385

Supplemental disclosure of cash flow information
Cash paid for interest	$38,146	$34,860

Cash paid for income taxes, net	$6,321	$467

See accompanying notes.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. ORGANIZATION AND BASIS OF PRESENTATION
     The unaudited condensed consolidated financial statements as of and for the quarters and six months ended March 31, 2007 and 2006 reflect the financial position, results of operations and cash flows of IASIS Healthcare LLC (“IASIS” or the “Company”). The Company’s sole member and parent company is IASIS Healthcare Corporation (“Holdings” or “IAS”).
     IASIS owns and operates medium-sized acute care hospitals in high-growth urban and suburban markets. At March 31, 2007, the Company owned or leased 15 acute care hospitals and one behavioral health hospital, with a total of 2,451 beds in service, located in six regions:
•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	Tampa-St. Petersburg, Florida;

•	three cities in Texas, including San Antonio;

•	Las Vegas, Nevada; and

•	West Monroe, Louisiana.
     The Company is currently constructing Mountain Vista Medical Center, a new 171-bed hospital located in Mesa, Arizona. The Company currently plans to open the new hospital in the summer of 2007.
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
     The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company include the IASIS corporate office costs, which were $12.5 million and $11.0 million for the quarters ended March 31, 2007 and 2006, respectively, and $24.0 million and $21.0 million for the six months ended March 31, 2007 and 2006, respectively.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
2. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
     Long-term debt and capital lease obligations consist of the following (in thousands):

	March 31,	September 30,
	2007	2006
Senior secured credit facilities	$416,313	$415,438
Senior subordinated notes	475,000	475,000
Capital lease and other obligations	4,962	6,507

	896,275	896,945
Less current maturities	6,879	7,432

	$889,396	$889,513

Senior Secured Credit Facilities
     At March 31, 2007, the Company’s senior secured credit facilities consisted of a senior secured term loan of $425.0 million and a senior secured revolving credit facility of $250.0 million, of which $413.3 million and $3.0 million were outstanding under the term loan and the revolving facility, respectively. In addition, the Company had $42.7 million in letters of credit outstanding. The weighted average interest rate of outstanding borrowings under the senior secured credit facilities was approximately 7.7% and 7.6% for the quarter and six months ended March 31, 2007, respectively.
     On April 27, 2007, the Company completed a transaction to refinance its existing senior secured credit facilities and increase its borrowing capacity. The new financing includes $854.0 million in senior secured credit facilities.
     The $854.0 million senior secured credit facilities include: (i) a senior secured term loan of $439.0 million; (ii) a senior secured delayed draw term loan of $150.0 million; (iii) a senior secured revolving credit facility of $225.0 million; and (iv) a senior secured letter of credit facility of $40.0 million. All facilities mature on March 15, 2014, except for the revolving credit facility, which matures on April 27, 2013. The term loans will bear interest at an annual rate of LIBOR plus 2.00% or, at the Company’s option, the administrative agent’s base rate plus 1.00%. The revolving loans will bear interest at an annual rate of LIBOR plus an applicable margin ranging from 1.25% to 1.75% or, at the Company’s option, the administrative agent’s base rate plus an applicable margin ranging from 0.25% to 0.75%, such rate in each case depending on the Company’s senior secured leverage ratio. A commitment fee ranging from 0.375% to 0.5% per annum times the outstanding and undrawn portion of the senior secured revolving credit facility will accrue and will be payable in arrears.
     Principal under the senior secured term loan is due in 24 consecutive equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount ($439.0 million) during the first six years thereof, with the balance payable in four equal installments in year seven. Unless terminated earlier, the senior secured revolving credit facility has a single maturity of six years. The senior secured credit facilities are also subject to mandatory prepayment under specific circumstances, including a portion of excess cash flow, a portion of the net proceeds from an initial public offering, asset sales, debt issuances and specified casualty events, each subject to various exceptions.
     The senior secured credit facilities are (i) secured by a first mortgage and lien on the real property and related personal and intellectual property of the Company and pledges of equity interests in the entities that own such properties and (ii) guaranteed by certain of the Company’s subsidiaries.
     In addition, the senior secured credit facilities contain certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     Proceeds from the senior secured term loan were used to refinance amounts outstanding under the Company’s existing term loan and revolving facility, and to fund closing and other transaction costs incurred in connection with the financing. The Company intends to use the funds received in connection with the delayed draw term loan to fund capital projects, including completion of the Company’s previously announced construction of Mountain Vista Medical Center, and for other general corporate purposes.
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
$300.0 Million Holdings Senior Paid-in-Kind Loans
     In connection with the Company’s refinancing of its senior secured credit facilities, $300.0 million in Holdings Senior Paid-in-Kind (“PIK”) Loans were issued by IAS, the parent Company of IASIS, in order to repurchase equity from its shareholders. The $300.0 million Holdings Senior PIK Loans mature June 15, 2014. The Holdings Senior PIK Loans shall bear interest at an annual rate equal to LIBOR plus 5.25%. The Holdings Senior PIK Loans rank behind the Company’s existing debt and will convert to cash-pay after five years, at which time accrued interest becomes payable in cash. The obligation to fund the accrued interest of the Holdings Senior PIK Loans is the responsibility of the Company beginning in fiscal year 2012. The obligation to fund the principal of these loans is the responsibility of IAS.
3. ACQUISITIONS
Acquisition of Glenwood Regional Medical Center
     Effective as of January 31, 2007, the Company acquired substantially all of the assets of Glenwood Regional Medical Center (“Glenwood”) in West Monroe, Louisiana. The purchase price for the 242-bed hospital was $81.0 million, which was funded by cash on hand and $40.0 million drawn against the Company’s revolving facility. Amounts borrowed under the revolving facility to fund this acquisition were repaid from operating cash flows during the quarter ended March 31, 2007. The results of operations of Glenwood are included in the accompanying condensed consolidated statements of earnings for the quarter and six months ended March 31, 2007, from the effective date of the acquisition.
     The purchase price for the Glenwood acquisition, including direct transaction costs, has been preliminarily allocated as follows (in thousands):

Fair value of assets acquired and liabilities assumed:
Assets acquired
Accounts receivable, net	$13,091
Inventory, prepaid expenses and other current assets	3,838
Property and equipment	51,090
Goodwill	16,175
Other long-term assets	2,432

Total assets acquired	$86,626

Liabilities assumed	$6,873

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     The purchase price allocation of the Glenwood acquisition will be adjusted when a final working capital settlement is reached and the Company finalizes its estimate of the value of long-lived assets acquired based on an appraisal from an independent valuation firm
4. MINIMUM REVENUE GUARANTEES
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
     The Company applies Financial Accounting Standards Board (“FASB”) Staff Position No. FIN 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners (“FIN 45-3”) to account for its minimum revenue guarantees entered into on or after January 1, 2006. FIN 45-3 requires that a liability for the estimated fair value of minimum revenue guarantees be recorded for these agreements and requires disclosure of the maximum amount that could be paid on all minimum revenue guarantees. The Company records an asset for the estimated fair value of the minimum revenue guarantees and amortizes the asset from the beginning of the guarantee payment period through the end of the agreement. At March 31, 2007 and September 30, 2006, the Company had liabilities for the minimum revenue guarantees entered into on or after January 1, 2006 totaling $8.3 million and $10.9 million, respectively.
     For recruiting agreements entered into prior to January 1, 2006, amounts advanced during the guarantee period are amortized to other operating expenses generally over the forgiveness period. At March 31, 2007 and September 30, 2006, advances under recruiting agreements executed prior to January 1, 2006 totaled $5.4 million and $8.2 million, respectively, net of accumulated amortization, and are included in other assets in the Company’s condensed consolidated balance sheets. The asset related to these recruiting agreements will continue to be amortized over the remaining forgiveness period, unless the physician does not fulfill his or her responsibility outlined in the agreement, at which point it will be pursued for collection.
     At March 31, 2007, the maximum amount of all minimum revenue guarantees that could be paid prospectively was $22.9 million.
5. STOCK BENEFIT PLANS
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
     In March 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 addresses the interaction between SFAS 123(R) and certain SEC rules and regulations and provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company has applied the provisions of the interpretive guidance set forth in SAB 107 in its adoption of SFAS 123(R).
2004 Stock Option Plan
     The IAS 2004 Stock Option Plan (the “2004 Stock Option Plan”) was established to promote the Company’s interests by providing additional incentives to its key employees, directors, service providers and consultants. The options granted under the plan represent the right to purchase IAS common stock upon exercise. Each option shall be identified as either an incentive stock option or a non-qualified stock option. The plan was adopted by the board of directors and sole stockholder of IAS in June 2004. The maximum number of shares of IAS common stock that may be issued pursuant to options granted under the 2004 Stock Option Plan is 1,902,650. In addition, prior to an initial public offering, an additional 146,000 shares of common stock will be available for grant in June of each year. The options become exercisable over a period not to exceed five years after the date of grant, subject to earlier vesting provisions as provided for in the 2004 Stock Option Plan. All options granted under the 2004 Stock Option Plan expire no later than 10 years from the respective dates of grant. At March 31, 2007, there were 369,715 options available for grant.
     Information regarding the Company’s stock option activity for the six months ended March 31, 2007 is summarized below:

		Weighted
		Average Exercise
	# of Options	Price
Options outstanding at September 30, 2006	1,595,485	$22.28
Granted	6,540	$35.60
Exercised	—	—
Cancelled/forfeited	(69,090)	$26.15

Options outstanding at March 31, 2007	1,532,935	$22.16

Options exercisable at March 31, 2007	587,359	$20.01

     The stock options that were granted during the six months ended March 31, 2007 vest ratably over a period of five years.
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

		Six Months
	Quarter Ended	Ended
	March 31, 2006	March 31, 2006
Net earnings as reported	$11,423	$12,584
Deduct: Total stock based employee compensation determined under fair value based method for all awards, net of related tax effects	(318)	(669)

Pro forma net earnings	$11,105	$11,915

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     The following table provides information regarding assumptions used in the fair value measurement for options granted on or after October 1, 2006 and the weighted average assumptions used in the fair value pro forma disclosures required for stock-options granted prior to October 1, 2006.

	Options Granted On	Options Granted
	On or After	Prior to
	October 1, 2006	October 1, 2006
Risk-free interest	4.58%	4.64%
Dividend yield	0.0%	0.0%
Volatility	34.85%	N/A
Expected option life	7.7 years	9.1 years
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
Professional, General and Workers’ Compensation Liability Risks
     The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment and personal injuries. To cover these types of claims, the Company maintains general liability and professional liability insurance in excess of self-insured retentions through a commercial insurance carrier in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is currently not a party to any such proceedings that, in the Company’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company expenses an estimate of the costs it expects to incur under the self-insured retention exposure for general and professional liability claims using historical claims data, demographic factors, severity factors, current incident logs and other actuarial analysis. At March 31, 2007 and September 30, 2006, the Company’s professional and general liability accrual for asserted and unasserted claims totaled $38.0 million and $38.1 million, respectively. The valuation from the Company’s independent actuary for professional and general liability losses resulted in a change in related estimates for prior periods which decreased professional and general liability expense by $3.8 million and $2.9 million during the quarters and six month periods ended March 31, 2007 and 2006, respectively.
     The Company is subject to claims and legal actions in the ordinary course of business relative to workers’ compensation and other labor and employment matters. To cover these types of claims, the Company maintains workers’ compensation insurance coverage with a self-insured retention. The Company accrues costs of workers’ compensation claims based upon estimates derived from its claims experience. The valuation from the Company’s independent actuary for workers’ compensation losses resulted in a change in related estimates for prior periods which decreased workers’ compensation expense by $648,000 and $228,000 during the quarters and six month periods ended March 31, 2007 and 2006, respectively.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Health Choice
     Health Choice has entered into capitated contracts whereby the Plan provides healthcare services in exchange for fixed periodic and supplemental payments from the Arizona Health Care Cost Containment System (“AHCCCS”) and the Centers for Medicare & Medicaid Services (“CMS”). These services are provided regardless of the actual costs incurred to provide these services. The Company receives reinsurance and other supplemental payments from AHCCCS to cover certain costs of healthcare services that exceed certain thresholds. The Company believes the capitated payments, together with reinsurance and other supplemental payments are sufficient to pay for the services Health Choice is obligated to deliver. As of March 31, 2007, the Company has provided a performance guaranty in the form of a letter of credit in the amount of $20.6 million for the benefit of AHCCCS to support its obligations under the Health Choice contract to provide and pay for the healthcare services. The amount of the performance guaranty is generally based in part upon the membership in the Plan and the related capitation revenue paid to Health Choice. Additionally, Health Choice maintains a minimum cash balance of $5.0 million.
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
Capital Expenditure Commitments
     The Company is building a new hospital and is expanding and renovating some of its existing facilities to more effectively deliver patient care and provide a greater variety of services. The Company had incurred approximately $155.6 million in uncompleted projects as of March 31, 2007, which is included in property and equipment in the accompanying condensed consolidated balance sheet. At March 31, 2007, the Company had various construction and other projects in progress with an estimated additional cost to complete and equip of approximately $171.1 million, including approximately $45.0 million to $50.0 million for the construction of Mountain Vista Medical Center, the Company’s new hospital in Mesa, Arizona, and $80.0 million to $85.0 million for two patient tower expansions in the Company’s Utah market.
Variable Interest Entities
     The Company is a party to certain contractual agreements pursuant to which it may be required to make monthly payments to the developers and managers of certain medical office buildings located on its hospital campuses through minimum rent revenue support arrangements. The Company entered into these commercial arrangements to cause developers to commence construction of medical office buildings and manage the buildings upon their completion in order to meet the need for medical office space in the communities served by its hospitals. One of the contracts commenced in 1996. The Company currently is not making payments under this contract, although it could be required to make payments in the future. The remaining contracts were entered into at various times since 2003 and each has a term of seven years starting 30 days after completion of the related building construction. Five of these buildings were complete at March 31, 2007. The Company has determined that it is not the primary beneficiary under any of these contracts. The maximum annual amount the Company would pay in the aggregate under these contracts assuming no changes to current lease levels would be approximately $1.6 million.
Acquisitions
     The Company has acquired and in the future may choose to acquire businesses with prior operating histories. Such businesses may have unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations, such as billing and reimbursement, fraud and abuse and similar anti-referral laws. Although the Company has procedures designed to conform business practices to its policies following the completion of any acquisitions, there can be no assurance that the Company will not become liable for previous activities of prior owners that may later be asserted to be improper by private plaintiffs or government agencies. Although the Company generally seeks to obtain indemnification from prospective sellers covering such matters,

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
there can be no assurance that any such matter will be covered by indemnification, or if covered, that such indemnification will be adequate to cover potential losses and fines.
Other
     In September 2005, IAS received a subpoena from the Office of Inspector General (“OIG”). The subpoena requests production of documents, dating back to January 1999, primarily related to contractual arrangements between certain physicians and the Company’s hospitals, including leases, medical directorships and recruitment agreements. The Company maintains a comprehensive compliance program designed to ensure that the Company maintains high standards of conduct in the operation of the Company’s business in compliance with all applicable laws. Although the Company continues to be fully committed to regulatory compliance and will cooperate diligently with governmental authorities regarding this matter, there can be no assurance as to the outcome of this matter. If this matter were to be determined unfavorably to the Company, it could have a material adverse effect on the Company’s business, financial condition and results of operations. Further, the outcome of this matter may result in significant fines, other penalties and/or adverse publicity. The Company incurred $2.6 million in legal fees and other expenses associated with responding to the OIG’s request for information during each of the quarters ended March 31, 2007 and 2006, and $4.7 million during the six months ended March 31, 2007 and 2006.
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
8. SEGMENT AND GEOGRAPHIC INFORMATION
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

	For the Quarter Ended March 31, 2007
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue	$363,911	$—	$—	$363,911
Premium revenue	—	108,791	—	108,791
Revenue between segments	3,092	—	(3,092)	—

Net revenue	367,003	108,791	(3,092)	472,702

Salaries and benefits	136,330	3,624	—	139,954
Supplies	55,298	84	—	55,382
Medical claims	—	93,631	(3,092)	90,539
Other operating expenses	73,592	3,883	—	77,475
Provision for bad debts	34,117	—	—	34,117
Rentals and leases	8,969	271	—	9,240

Adjusted EBITDA(1)	58,697	7,298	—	65,995

Interest expense, net	16,955	—	—	16,955
Depreciation and amortization	17,305	888	—	18,193
Management fees	1,326	—	—	1,326

Earnings before gain on disposal of assets, minority interests and income taxes	23,111	6,410	—	29,521
Gain on disposal of assets, net	225	—	—	225
Minority interests	(1,515)	—	—	(1,515)

Earnings before income taxes	$21,821	$6,410	$—	$28,231

Segment assets	$1,880,141	$146,589		$2,026,730

Goodwill	$766,897	$5,757		$772,654

	For the Quarter Ended March 31, 2006
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue	$318,435	$—	$—	$318,435
Premium revenue	—	99,533	—	99,533
Revenue between segments	2,411	—	(2,411)	—

Net revenue	320,846	99,533	(2,411)	417,968

Salaries and benefits	115,080	3,176	—	118,256
Supplies	49,160	58	—	49,218
Medical claims	—	86,651	(2,411)	84,240
Other operating expenses	55,287	3,294	—	58,581
Provision for bad debts	40,482	—	—	40,482
Rentals and leases	8,560	273	—	8,833

Adjusted EBITDA(1)	52,277	6,081	—	58,358

Interest expense, net	17,781	—	—	17,781
Depreciation and amortization	18,660	848	—	19,508
Management fees	1,045	—	—	1,045

Earnings before loss on disposal of assets, minority interests and income taxes	14,791	5,233	—	20,024
Loss on disposal of assets, net	(125)	—	—	(125)
Minority interests	(972)	—	—	(972)

Earnings before income taxes	$13,694	$5,233	$—	$18,927

Segment assets	$1,761,309	$127,140		$1,888,449

Goodwill	$748,618	$5,757		$754,375

(1)	Adjusted EBITDA represents net earnings before interest expense, income tax expense, depreciation and amortization, management fees, gain (loss) on disposal of assets, and minority interests. Management fees represent monitoring and advisory fees paid to Texas Pacific Group (“TPG”), the Company’s majority financial sponsor, and certain other members of IASIS Investment LLC. Management routinely calculates and communicates

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
adjusted EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within the healthcare industry to evaluate hospital performance, allocate resources and measure leverage capacity and debt service ability. In addition, the Company uses adjusted EBITDA as a measure of performance for its business segments and for incentive compensation purposes. Adjusted EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net earnings, cash flows generated by operating, investing, or financing activities or other financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance or liquidity. Adjusted EBITDA, as presented, differs from what is defined under the Company’s senior secured credit facilities and may not be comparable to similarly titled measures of other companies.

	For the Six Months Ended March 31, 2007
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue	$672,958	$—	$—	$672,958
Premium revenue	—	216,578	—	216,578
Revenue between segments	5,769	—	(5,769)	—

Net revenue	678,727	216,578	(5,769)	889,536

Salaries and benefits	258,314	7,035	—	265,349
Supplies	102,459	168	—	102,627
Medical claims	—	186,003	(5,769)	180,234
Other operating expenses	130,736	7,597	—	138,333
Provision for bad debts	65,865	—	—	65,865
Rentals and leases	17,164	526	—	17,690
Business interruption insurance recoveries	(1,918)	—	—	(1,918)

Adjusted EBITDA(1)	106,107	15,249	—	121,356

Interest expense, net	34,241	—	—	34,241
Depreciation and amortization	33,325	1,775	—	35,100
Management fees	2,373	—	—	2,373

Earnings before loss on disposal of assets, minority interests and income taxes	36,168	13,474	—	49,642
Loss on disposal of assets, net	(1,312)	—	—	(1,312)
Minority interests	(2,855)	—	—	(2,855)

Earnings before income taxes	$32,001	$13,474	$—	$45,475

Segment assets	$1,880,141	$146,589		$2,026,730

Capital expenditures	$96,945	$225		$97,170

Goodwill	$766,897	$5,757		$772,654

	For the Six Months Ended March 31, 2006
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue	$604,862	$—	$—	$604,862
Premium revenue	—	192,571	—	192,571
Revenue between segments	4,509	—	(4,509)	—

Net revenue	609,371	192,571	(4,509)	797,433

Salaries and benefits	224,911	6,096	—	231,007
Supplies	94,812	116	—	94,928
Medical claims	—	167,938	(4,509)	163,429
Other operating expenses	109,794	6,293	—	116,087
Provision for bad debts	77,501	—	—	77,501
Rentals and leases	16,792	551	—	17,343

Adjusted EBITDA(1)	85,561	11,577	—	97,138

Interest expense, net	34,938	—	—	34,938
Depreciation and amortization	36,731	1,686	—	38,417
Management fees	2,095	—	—	2,095

Earnings before loss on disposal of assets, minority interests and income taxes	11,797	9,891	—	21,688
Loss on disposal of assets, net	(130)	—	—	(130)
Minority interests	(670)	—	—	(670)

Earnings before income taxes	$10,997	$9,891	$—	$20,888

Segment assets	$1,761,309	$127,140		$1,888,449

Capital expenditures	$60,061	$171		$60,232

Goodwill	$748,618	$5,757		$754,375

(1)	Adjusted EBITDA represents net earnings before interest expense, income tax expense, depreciation and amortization, management fees, loss on disposal of assets, and minority interests. Management fees represent monitoring and advisory fees paid to TPG, the Company’s majority financial

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
9. IMPACT OF HURRICANE RITA
     The Medical Center of Southeast Texas, the Company’s hospital located in Port Arthur, Texas, which comprised approximately 9.0% of the Company’s same-facility acute care revenue for the six months ended March 31, 2007, was damaged during Hurricane Rita in September 2005. The majority of services at the hospital became operational during October and November of 2005. During the six months ended March 31, 2007, the Company recorded $1.9 million of business interruption insurance recoveries resulting from the temporary closure of and disruption of operations at The Medical Center of Southeast Texas, related to Hurricane Rita.
10. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
     The 8 3/4% notes described in Note 2 are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s existing domestic subsidiaries, other than non-guarantor subsidiaries which include Health Choice and the Company’s non-wholly owned subsidiaries.
     Summarized condensed consolidating balance sheets at March 31, 2007 and September 30, 2006, condensed consolidating statements of operations for the quarter and six months ended March 31, 2007 and 2006 and condensed consolidating statements of cash flows for the six months ended March 31, 2007 and 2006 for the Company, segregating the parent company issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, are found below. Prior year amounts have been reclassified to conform to the current year presentation.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Balance Sheet (unaudited)
March 31, 2007
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$(4,248)	$4,248	$—	$—
Accounts receivable, net	—	135,284	78,657	—	213,941
Inventories	—	25,833	12,492	—	38,325
Deferred income taxes	34,030	—	—	—	34,030
Prepaid expenses and other current assets	—	17,993	34,014	—	52,007

Total current assets	34,030	174,862	129,411	—	338,303

Property and equipment, net	—	418,795	413,618	—	832,413
Intercompany	—	(39,069)	39,069	—	—
Net investment in and advances to subsidiaries	1,494,761	—	—	(1,494,761)	—
Goodwill	22,008	223,249	527,397	—	772,654
Other intangible assets, net	—	—	37,500	—	37,500
Other assets, net	19,198	22,267	4,395	—	45,860

Total assets	$1,569,997	$800,104	$1,151,390	$(1,494,761)	$2,026,730

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$55,841	$30,195	$—	$86,036
Salaries and benefits payable	—	24,326	10,141	—	34,467
Accrued interest payable	19,815	(1,869)	1,869	—	19,815
Medical claims payable	—	—	78,073	—	78,073
Other accrued expenses and other current liabilities	—	33,667	24,533	—	58,200
Current portion of long-term debt and capital lease obligations	4,402	1,725	7,342	(6,590)	6,879

Total current liabilities	24,217	113,690	152,153	(6,590)	283,470

Long-term debt and capital lease obligations	884,063	5,271	239,052	(238,990)	889,396
Deferred income taxes	90,067	—	—	—	90,067
Other long-term liabilities	—	46,740	—	—	46,740
Minority interest	—	33,023	—	—	33,023

Total liabilities	998,347	198,724	391,205	(245,580)	1,342,696

Member’s equity	571,650	601,380	760,185	(1,249,181)	684,034

Total liabilities and equity	$1,569,997	$800,104	$1,151,390	$(1,494,761)	$2,026,730

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

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
For the Quarter Ended March 31, 2007 (unaudited)
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue:
Acute care revenue	$—	$218,394	$148,609	$(3,092)	$363,911
Premium revenue	—	—	108,791	—	108,791

Total net revenue	—	218,394	257,400	(3,092)	472,702

Costs and expenses:
Salaries and benefits	—	92,162	47,792	—	139,954
Supplies	—	37,930	17,452	—	55,382
Medical claims	—	—	93,631	(3,092)	90,539
Other operating expenses	—	39,604	37,871	—	77,475
Provision for bad debts	—	23,889	10,228	—	34,117
Rentals and leases	—	6,246	2,994	—	9,240
Interest expense, net	16,955	—	5,509	(5,509)	16,955
Depreciation and amortization	—	11,505	6,688	—	18,193
Management fees	1,326	(2,879)	2,879	—	1,326
Equity in earnings of affiliates	(41,003)	—	—	41,003	—

Total costs and expenses	(22,722)	208,457	225,044	32,402	443,181

Earnings (loss) before gain (loss) on disposal of assets, minority interests and income taxes	22,722	9,937	32,356	(35,494)	29,521
Gain (loss) on disposal of assets, net	—	256	(31)	—	225
Minority interests	—	(1,515)	—	—	(1,515)

Earnings (loss) before income taxes	22,722	8,678	32,325	(35,494)	28,231
Income tax expense	11,276	—	—	—	11,276

Net earnings (loss)	$11,446	$8,678	$32,325	$(35,494)	$16,955

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
For the Quarter Ended March 31, 2006 (unaudited)
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue:
Acute care revenue	$—	$196,657	$124,189	$(2,411)	$318,435
Premium revenue	—	—	99,533	—	99,533

Total net revenue	—	196,657	223,722	(2,411)	417,968

Costs and expenses:
Salaries and benefits	—	75,470	42,786	—	118,256
Supplies	—	33,876	15,342	—	49,218
Medical claims	—	—	86,651	(2,411)	84,240
Other operating expenses	—	36,781	21,800	—	58,581
Provision for bad debts	—	26,172	14,310	—	40,482
Rentals and leases	—	6,552	2,281	—	8,833
Interest expense, net	17,781	—	5,099	(5,099)	17,781
Depreciation and amortization	—	11,967	7,541	—	19,508
Management fees	1,045	(2,665)	2,665	—	1,045
Equity in earnings of affiliates	(32,654)	—	—	32,654	—

Total costs and expenses	(13,828)	188,153	198,475	25,144	397,944

Earnings (loss) before loss on disposal of assets, minority interests and income taxes	13,828	8,504	25,247	(27,555)	20,024
Loss on disposal of assets, net	—	(117)	(8)	—	(125)
Minority interests	—	(972)	—	—	(972)

Earnings (loss) before income taxes	13,828	7,415	25,239	(27,555)	18,927
Income tax expense	7,504	—	—	—	7,504

Net earnings (loss)	$6,324	$7,415	$25,239	$(27,555)	$11,423

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
For the Six Months Ended March 31, 2007 (unaudited)
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue:
Acute care revenue	$—	$402,411	$276,316	$(5,769)	$672,958
Premium revenue	—	—	216,578	—	216,578

Total net revenue	—	402,411	492,894	(5,769)	889,536

Costs and expenses:
Salaries and benefits	—	171,531	93,818	—	265,349
Supplies	—	69,060	33,567	—	102,627
Medical claims	—	—	186,003	(5,769)	180,234
Other operating expenses	—	76,370	61,963	—	138,333
Provision for bad debts	—	45,727	20,138	—	65,865
Rentals and leases	—	11,477	6,213	—	17,690
Interest expense, net	34,241	—	10,618	(10,618)	34,241
Depreciation and amortization	—	21,893	13,207	—	35,100
Management fees	2,373	(5,618)	5,618	—	2,373
Business interruption insurance recoveries	—	—	(1,918)	—	(1,918)
Equity in earnings of affiliates	(71,471)	—	—	71,471	—

Total costs and expenses	(34,857)	390,440	429,227	55,084	839,894

Earnings (loss) before loss on disposal of assets, minority interests and income taxes	34,857	11,971	63,667	(60,853)	49,642
Loss on disposal of assets, net	—	(1,076)	(236)	—	(1,312)
Minority interests	—	(2,855)	—	—	(2,855)

Earnings (loss) before income taxes	34,857	8,040	63,431	(60,853)	45,475
Income tax expense	17,937	—	—	—	17,937

Net earnings (loss)	$16,920	$8,040	$63,431	$(60,853)	$27,538

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
For the Six Months Ended March 31, 2006 (unaudited)
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue:
Acute care revenue	$—	$378,073	$231,298	$(4,509)	$604,862
Premium revenue	—	—	192,571	—	192,571

Total net revenue	—	378,073	423,869	(4,509)	797,433

Costs and expenses:
Salaries and benefits	—	147,736	83,271	—	231,007
Supplies	—	66,159	28,769	—	94,928
Medical claims	—	—	167,938	(4,509)	163,429
Other operating expenses	—	73,710	42,377	—	116,087
Provision for bad debts	—	48,885	28,616	—	77,501
Rentals and leases	—	11,746	5,597	—	17,343
Interest expense, net	34,938	—	9,750	(9,750)	34,938
Depreciation and amortization	—	23,551	14,866	—	38,417
Management fees	2,095	(5,035)	5,035	—	2,095
Equity in earnings of affiliates	(48,171)	—	—	48,171	—

Total costs and expenses	(11,138)	366,752	386,219	33,912	775,745

Earnings (loss) before loss on disposal of assets, minority interests and income taxes	11,138	11,321	37,650	(38,421)	21,688
Loss on disposal of assets, net	—	(106)	(24)	—	(130)
Minority interests	—	(670)	—	—	(670)

Earnings (loss) before income taxes	11,138	10,545	37,626	(38,421)	20,888
Income tax expense	8,304	—	—	—	8,304

Net earnings (loss)	$2,834	$10,545	$37,626	$(38,421)	$12,584

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended March 31, 2007 (unaudited)
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net earnings (loss)	$16,920	$8,040	$63,431	$(60,853)	$27,538
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	21,893	13,207	—	35,100
Amortization of loan costs	1,517	—	—	—	1,517
Minority interests	—	2,855	—	—	2,855
Deferred income taxes	16,274	—	—	—	16,274
Loss on disposal of assets, net	—	1,076	236	—	1,312
Equity in earnings of affiliates	(71,471)	—	—	71,471	—
Changes in operating assets and liabilities, net of the effect of acquisition:
Accounts receivable	—	(11,815)	(5,956)	—	(17,771)
Inventories, prepaid expenses and other current assets	—	6,303	(16,275)	—	(9,972)
Accounts payable, other accrued expenses and other accrued liabilities	(150)	7,622	15,204	—	22,676

Net cash provided by (used in) operating activities	(36,910)	35,974	69,847	10,618	79,529

Cash flows from investing activities
Purchases of property and equipment	—	(20,344)	(76,826)	—	(97,170)
Cash paid for acquisition, net	—	(79,753)	—	—	(79,753)
Proceeds from sale of assets	—	986	—	—	986
Change in other assets	—	2,680	1,330	—	4,010

Net cash used in investing activities	—	(96,431)	(75,496)	—	(171,927)

Cash flows from financing activities
Payment of debt and capital lease obligations	(55,201)	(1,075)	(612)	—	(56,888)
Proceeds from debt borrowings	56,000	—	—	—	56,000
Distribution of minority interests	—	—	(2,352)	—	(2,352)
Change in intercompany balances with affiliates, net	36,111	(37,234)	11,741	(10,618)	—
Proceeds received from sale of partnership interests	—	—	223	—	223

Net cash provided by (used in) financing activities	36,910	(38,309)	9,000	(10,618)	(3,017)

Increase (decrease) in cash and cash equivalents	—	(98,766)	3,351	—	(95,415)
Cash and cash equivalents at beginning of period	—	94,518	897	—	95,415

Cash and cash equivalents at end of period	$—	$(4,248)	$4,248	$—	$—

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended March 31, 2006 (unaudited)
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net earnings (loss)	$2,834	$10,545	$37,626	$(38,421)	$12,584
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	23,551	14,866	—	38,417
Amortization of loan costs	1,469	—	—	—	1,469
Minority interests	—	670	—	—	670
Deferred income taxes	7,574	—	—	—	7,574
Loss on disposal of assets, net	—	106	24	—	130
Equity in earnings of affiliates	(48,171)	—	—	48,171	—
Changes in operating assets and liabilities:
Accounts receivable	—	(12,072)	(2,355)	—	(14,427)
Inventories, prepaid expenses and other current assets	—	(6,770)	(4,711)	—	(11,481)
Accounts payable, other accrued expenses and other accrued liabilities	877	235	19,875	—	20,987

Net cash provided by (used in) operating activities	(35,417)	16,265	65,325	9,750	55,923

Cash flows from investing activities
Purchases of property and equipment	—	(24,585)	(35,647)	—	(60,232)
Change in other assets	—	(636)	(211)	—	(847)

Net cash used in investing activities	—	(25,221)	(35,858)	—	(61,079)

Cash flows from financing activities
Payment of debt and capital lease obligations	(2,201)	(1,107)	(573)	—	(3,881)
Distribution of minority interests	—	—	(1,196)	—	(1,196)
Change in intercompany balances with affiliates, net	37,618	4,476	(32,344)	(9,750)	—
Proceeds received from the sale of partnership interests	—	(101)	4,622	—	4,521

Net cash provided by (used in) financing activities	35,417	3,268	(29,491)	(9,750)	(556)

Decrease in cash and cash equivalents	—	(5,688)	(24)	—	(5,712)
Cash and cash equivalents at beginning of period	—	88,597	500	—	89,097

Cash and cash equivalents at end of period	$—	$82,909	$476	$—	$83,385

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
11. SUBSEQUENT EVENTS
     On May 9, 2007, the Company entered into a definitive agreement to acquire Alliance Hospital (“Alliance”), located in Odessa, Texas. Alliance is licensed as a 50-bed facility. Additional space at the hospital is currently leased to an unaffiliated organization that operates a separately licensed 28-bed rehabilitation unit on the property. Alliance is located adjacent to Odessa Regional Hospital, which is owned and operated by Odessa Regional Hospital, LP, a subsidiary of the Company. The hospital will be acquired from Alliance Hospital, Ltd. for approximately $65.5 million, subject to working capital and other adjustments, payable in cash, units of limited partnership interest of Odessa Regional Hospital, LP, and the assumption of certain liabilities of Alliance.
     The Company expects the acquisition of Alliance to close during the second calendar quarter of 2007, subject to customary closing conditions, including the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Following the acquisition, the Company plans to consolidate the operations of Alliance into Odessa Regional Hospital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements, the notes to our unaudited condensed consolidated financial statements and the other financial information appearing elsewhere in this report. Data for the quarter and six months ended March 31, 2007 and 2006 has been derived from our unaudited condensed consolidated financial statements. References herein to “we,” “our” and “us” are to IASIS Healthcare LLC and its subsidiaries.
FORWARD LOOKING STATEMENTS
     Some of the statements we make in this report are forward-looking within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations including, but not limited to, the discussions of our operating and growth strategy (including possible acquisitions and dispositions), financing needs, projections of revenue, income or loss, capital expenditures and future operations. Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results in future periods to differ materially from those anticipated in the forward-looking statements. Those risks and uncertainties include, among others, the risks and uncertainties related to our ability to generate sufficient cash to service our existing indebtedness, our substantial level of indebtedness that could adversely affect our financial condition, our ability to retain and negotiate favorable contracts with managed care plans, changes in legislation that may significantly reduce government healthcare spending and our revenue, our hospitals’ competition for patients from other hospitals and healthcare providers, our hospitals facing a growth in bad debts resulting from increased self-pay volume and revenue, our ability to recruit and retain quality physicians, our hospitals’ competition for staffing which may increase our labor costs and reduce profitability, our failure to consistently enhance our hospitals with the most recent technological advances in diagnostic and surgical equipment that would adversely affect our ability to maintain and expand our markets, our failure to comply with extensive laws and government regulations, the outcome of (and expenses incurred in connection with) an ongoing Office of Inspector General (“OIG”) investigation, the possibility that we may become subject to federal and state investigations in the future, our ability to satisfy regulatory requirements with respect to our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, a failure of our information systems that would adversely affect our ability to properly manage our operations, an economic downturn or other material change in any one of the regions in which we operate, potential liabilities because of claims brought against our facilities, increasing insurance costs that may reduce our cash flows, the impact of certain factors, including severe weather conditions and natural disasters, on our revenue and volume trends at our hospitals, our ability to control costs at Health Choice Arizona, Inc., the possibility of Health Choice Arizona, Inc.’s contract with the Arizona Health Care Cost Containment System (“AHCCCS”) being discontinued or experiencing materially reduced reimbursements, significant competition from other healthcare companies and state efforts to regulate the sale of not-for-profit hospitals that may affect our ability to acquire hospitals, difficulties with the integration of acquisitions, including Glenwood Regional Medical Center and Alliance Hospital, that may disrupt our ongoing operations, difficulties with construction and opening of our new hospital that may require unanticipated capital expenditures and start-up costs, the significant capital expenditures that would be involved in the construction of other new hospitals that could have an adverse effect on our liquidity, the rising costs for construction materials and labor that could have an adverse impact on the return on investment relating to our new hospital and other expansion projects, state efforts to regulate the construction or expansion of hospitals that could impair our ability to operate and expand our operations, our dependence on key personnel, the loss of one or more of which could have a material adverse effect on our business, potential responsibilities and costs under environmental laws that could lead to material expenditures or liability, the possibility of a decline in the fair value of our reporting units that could result in a material non-cash charge to earnings and those risks, uncertainties and other matters detailed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006, and in our subsequent filings with the Securities and Exchange Commission (the “SEC”).
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
EXECUTIVE OVERVIEW
     We are a leading owner and operator of medium-sized acute care hospitals in high-growth urban and suburban markets. We operate our hospitals with a strong community focus by offering and developing healthcare services targeted to the needs of the markets we serve, promoting strong relationships with physicians and working with local managed care plans. At March 31, 2007, we owned or leased 15 acute care hospitals and one behavioral health hospital, with a total of 2,451 beds in service, located in six regions:
•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	Tampa-St. Petersburg, Florida;

•	three cities in Texas, including San Antonio;

•	Las Vegas, Nevada; and

•	West Monroe, Louisiana.
     We are currently constructing Mountain Vista Medical Center, a new 171-bed hospital located in Mesa, Arizona. The total costs to build and equip are estimated at $170.0 million to $180.0 million, with $45.0 million to $50.0 million remaining to be expended in fiscal 2007. We currently plan to open the hospital in the summer of 2007.
     We also own and operate a Medicaid and Medicare managed health plan in Phoenix called Health Choice Arizona, Inc. (“Health Choice” or the “Plan”).
     During the quarter ended December 31, 2006, we received $1.9 million in business interruption insurance recoveries resulting from the temporary closure of and disruption of operations at The Medical Center of Southeast Texas as a result of damages incurred during Hurricane Rita. No additional recoveries were received during the quarter ended March 31, 2007. To date, we have received cumulative business interruption insurance proceeds of $10.9 million, which are net of $4.6 million in related deductibles.
Impact of Acquisitions
     Effective as of January 31, 2007, we completed our acquisition of Glenwood Regional Medical Center (“Glenwood”) located in West Monroe, Louisiana. The purchase price for the 242-bed hospital was approximately $81.0 million, which is subject to a final net working capital settlement with the seller. The transaction was funded with cash on hand and $40.0 million drawn against our revolving credit facility. Amounts borrowed to fund this acquisition were repaid from operating cash flows during the quarter ended March 31, 2007. The results of operations of Glenwood are included in our financial and operating results for the quarter and six months ended March 31, 2007 from the effective date of the acquisition.
     On May 9, 2007, we entered into a definitive agreement to acquire Alliance Hospital (“Alliance”), located in Odessa, Texas. Alliance is licensed as a 50-bed facility. Additional space at the hospital is currently leased to an unaffiliated organization that operates a separately licensed 28-bed rehabilitation unit on the property. Alliance is located adjacent to Odessa Regional Hospital, which is owned and operated by Odessa Regional Hospital, LP, our subsidiary. The hospital will be acquired from Alliance Hospital, Ltd. for approximately $65.5 million, subject to working capital and other adjustments, payable in cash, units of limited partnership interest of Odessa Regional Hospital, LP, and the assumption of certain liabilities of Alliance. We currently anticipate funding the cash consideration portion of the acquisition with proceeds from our new senior secured credit facilities.
     We expect the acquisition of Alliance to close during the second calendar quarter of 2007, subject to customary closing conditions, including the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Following the acquisition, we plan to consolidate the operations of Alliance into Odessa Regional Hospital.

     As we are able to successfully complete hospital acquisitions, we cannot guarantee that we will be able to effectively integrate the acquired facilities with our operations. The process of integrating acquired hospitals may require a disproportionate amount of management’s time and attention, potentially distracting management from its day-to-day responsibilities. In addition, poor integration of acquired facilities could cause interruptions to our business activities, including those of the acquired facilities. As a result, we may not realize all or any of the anticipated benefits of an acquisition and we may incur significant costs related to the acquisitions or integration of these facilities. In addition, we may acquire hospitals that have unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations. Although we seek indemnification from prospective sellers covering these matters, we may nevertheless have material liabilities for past activities of acquired hospitals.
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
     Net revenue for the quarter ended March 31, 2007, which includes the operations of Glenwood since the effective date of its acquisition, increased 13.1% to $472.7 million, compared with $418.0 million for the prior year quarter. The acquisition of Glenwood, volume growth, improved pricing and increases in supplemental Medicaid reimbursement have contributed to the $45.5 million increase in acute care revenue, while premium revenue at Health Choice contributed $9.3 million to the total increase in net revenue.
     Net revenue for the six months ended March 31, 2007, which includes the operations of Glenwood since the effective date of its acquisition, increased 11.5% to $889.5 million, compared with $797.4 million for the same prior year period. Again, the acquisition of Glenwood, volume growth, improved pricing and increases in supplemental Medicaid reimbursement have contributed to the $68.1 million increase in acute care revenue, while premium revenue at Health Choice contributed $24.0 million to the total increase in net revenue. In addition, net revenue and volume for the prior year six month period were negatively impacted by Hurricane Rita, which caused the temporary closure and disruption of operations at our Port Arthur, Texas facility, The Medical Center of Southeast Texas, during the quarter ended December 31, 2005.
     We have experienced an increase in net patient revenue at our hospital operations due to new and expanded services at our hospitals which, in part, have driven volume growth and favorable pricing trends. Same-facility admissions and adjusted admissions increased 4.4% and 2.3%, respectively, for the quarter ended March 31, 2007, compared to the prior year quarter, and increased 4.5% and 2.9%, respectively, for the six months ended March 31, 2007, compared to the same prior year period. We continue to benefit from managed care contracting strategies and related price increases that were obtained throughout the past year. However, the continuing consolidation of payors in certain markets may result in reduced reimbursement from managed care organizations in future periods. In addition, during fiscal 2007, we have experienced an overall increase in our inpatient revenue mix, which has contributed to our favorable pricing trend. From a service line standpoint, we have experienced an increase in certain higher acuity services, including cardiovascular and orthopedic surgical cases, as well as increases in other services such as obstetrics and inpatient rehabilitation, compared to the prior year periods. On a same-facility basis, inpatient and outpatient surgeries increased 4.7% and 1.6%, respectively, during the quarter ended March 31, 2007, compared to the prior year quarter, and 4.9% and 3.7%, respectively, during the six months ended March 31, 2007, compared to the same prior year period.

     Our acute care revenue has also increased as a result of increases in supplemental Medicaid reimbursement, including a new program for participating private hospitals that enter into indigent care affiliation agreements with public hospitals or county governments in the state of Texas. Under the Centers for Medicare & Medicaid Services (“CMS”) approved program, affiliated hospitals within a geographic area, including our Texas facilities, agree to expand the community healthcare safety net by agreeing to provide indigent healthcare services. Participation in this program by our Texas hospitals resulted in an increase in our acute care revenue of $15.5 million during fiscal 2007, compared to the same prior year period, along with an increase in our professional fees expense of $12.0 million incurred to fund the expanded indigent care services.
     The following table provides the sources of our gross patient revenue by payor for the quarter and six months ended March 31, 2007 and 2006.

	Quarter		Six Months
	Ended March 31,		Ended March 31,
	2007	2006	2007	2006
Medicare	33.4%	34.2%	32.2%	33.9%
Medicaid	16.6%	17.4%	16.7%	17.5%
Managed care	42.3%	41.4%	43.1%	41.3%
Self-pay and other	7.7%	7.0%	8.0%	7.3%

Total	100.0%	100.0%	100.0%	100.0%

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
     On October 19, 2005, CMS awarded Health Choice a contract to become a Medicare Advantage Prescription Drug (“MAPD”) Special Needs Plan (“SNP”). Effective January 1, 2006, Health Choice began providing coverage as a MAPD SNP provider pursuant to the contract with CMS. The SNP allows Health Choice to offer Medicare and Part D drug benefit coverage for new and existing dual-eligible members, or those that are eligible for Medicare and Medicaid. Health Choice already served these type members through the AHCCCS Medicaid program. The contract with CMS expires at the end of calendar 2007 and includes successive one-year renewal options at the discretion of CMS. The contract is terminable without cause on 90 days’ written notice or for cause upon written notice if we fail to comply with any term or condition of the contract, or fail to take corrective action as required to comply with the terms of the contract.
     Premium revenue at Health Choice for the quarter and six months ended March 31, 2007 increased $9.3 million and $24.0 million, respectively, compared with the same prior year periods. Increases in capitation premium rates of approximately 6.0% have contributed to our growth in premium revenue. Additionally, the six months ended March 31, 2007 included two full quarters of premium revenue related to the MAPD SNP, which was not included in the same prior year period given the January 1, 2006 implementation date. Premium revenue generated under the AHCCCS and CMS contracts with Health Choice represented approximately 23.0% and 24.3%, respectively, of our consolidated net revenue for the quarter and six months ended March 31, 2007, compared with 23.8% and 24.1%, respectively, for the same prior year periods.
     The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Medicare Modernization Act”), which was signed into law on December 8, 2003, made a number of significant changes to the Medicare program. The Medicare Modernization Act provides a number of potential benefits to our hospitals including, but not limited to:
•	a provision allocating $250.0 million per year for federal years 2006-2008 to pay for healthcare costs of undocumented aliens;

•	provisions generally providing hospitals with more reimbursement for outpatient drugs;

•	a provision increasing our reimbursement by reducing the labor share percentage from 71% to 62% for hospitals with wage indices less than 1.0; and

•	a provision eliminating the requirement that hospitals must obtain secondary payment information from all Medicare beneficiaries receiving reference laboratory services.
     For federal fiscal year 2007, the Medicare Modernization Act provides for hospitals to receive a full market basket update for the provision of inpatient services, but such update amount is conditioned upon a hospital providing CMS with specific quality data relating to the quality of services provided. Hospitals that fail to provide CMS with the required data specified under the National Voluntary Hospital Reporting Initiative will receive an update equal to the market basket minus 2.0% beginning in federal fiscal year 2007. Our hospitals are currently complying with this reporting requirement. The Deficit Reduction Act of 2006 (“DEFRA”), signed into law on February 8, 2006, expands the number of patient care indicators to 21, beginning with discharges occurring in the third quarter of calendar year 2006. On November 1, 2006, CMS announced a final rule that expands to 26 the number of quality measures that must be reported beginning with discharges occurring in the first quarter of calendar year 2007, and requires that hospitals report the results of a 27-question patient perspectives survey beginning with discharges occurring in the third quarter of calendar year 2007. CMS has recently proposed a rule that would add five new quality measures, which would bring to 32 the number of measures hospitals would need to report in fiscal year 2008 in order to qualify for the full market basket update in fiscal year 2009.
     The Medicare Modernization Act also decreases hospital reimbursement in a few areas, including, but not limited to, a provision denying updates to hospitals with “high-cost” direct medical education programs.
     CMS increased payments to hospitals for inpatients by an average of 3.4% in federal fiscal year 2007, conditioned upon the submission of the quality data discussed above. CMS has recently proposed a rule that would update payments to hospitals for inpatients by the market basket in federal fiscal year 2008, conditioned upon the submission of the quality data discussed above. CMS recently estimated the market basket to be 3.3%. On August 1, 2006, CMS announced a final rule that refines the diagnosis-related group (DRG) payment system. CMS has proposed additional changes to the DRG payment system that would be effective in federal fiscal year 2008. We cannot predict the impact that any such changes, if finalized, would have on our net revenue. Other Medicare payment changes may also affect our net revenue.
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
     CMS has recently proposed a rule that would require physician-owned hospitals to disclose to patients that such hospitals are owned by physicians. In addition, the proposed rule would require that a physician-owner disclose his or her ownership interest to any patients referred by the physician-owner to the hospital in which such physician has an interest. Under these proposed rules, a physician may be considered to have an ownership interest if the physician holds debt or stock, among other things, issued by the owner of a hospital. CMS has asked for comments on whether certain types of ownership interests, such as publicly traded securities, should be exempt from this requirement. It is uncertain what provisions the final rule may contain and whether such final rule may apply to compensation relationships with physicians, as well as ownership interests.
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
Growth in Bad Debts Resulting From Increased Self-Pay Volume and Revenue
     Like others in the hospital industry, we continue to experience increases in self-pay volume and revenue that have caused our provision for bad debts to rise. These increases continue to be driven by growth in the number of uninsured patients seeking care at our hospitals, and increases in the amount of co-payments and deductibles, as employers continue to pass more of these costs onto their employees. As a result of these trends, effective during the third quarter of fiscal 2006, we implemented our uninsured discount program, which resulted in $13.1 million and $25.4 million in discounts being provided to the uninsured during the quarter and six months ended March 31, 2007. For the quarter and six months ended March 31, 2007, same-facility self-pay admissions as a percentage of total admissions were 4.8% and 5.0%, respectively, compared with 4.1% and 4.3%, respectively, for the same prior year periods. We monitor our self-pay admissions on a daily basis and continue to focus on the efficiency of our emergency rooms, point-of-service cash collections, Medicaid eligibility automation and process-flow improvements. We anticipate that if we experience further growth in self-pay volume and revenue, along with continued increases in co-payments and deductibles for insured patients, our provision for bad debts will continue to increase and our results of operations could be adversely affected.
     The approximate percentages of gross hospital receivables (prior to allowances for contractual adjustments and doubtful accounts) are summarized as follows:

	March 31,	September 30,
	2007	2006
Insured receivables	65.8%	60.4%
Uninsured receivables	34.2%	39.6%

Total	100.0%	100.0%

     The percentages in the table above are calculated using gross receivable balances. Uninsured receivables with service dates after implementation of the uninsured discount program and insured receivables are net of discounts and contractual adjustments recorded at the time of billing. Included in insured receivables are accounts that are pending approval from Medicaid. These receivables were approximately 3.4% and 3.3% of billed hospital receivables at March 31, 2007 and September 30, 2006, respectively.

     The approximate percentages of gross hospital receivables in summarized aging categories are as follows:

	March 31,	September 30,
	2007	2006
0 to 90 days	70.3%	62.7%
91 to 180 days	15.3%	17.7%
Over 180 days	14.4%	19.6%

Total	100.0%	100.0%

Additional Charity Care and Charges to the Uninsured
     We record revenue deductions for patient accounts that meet our guidelines for charity care. We currently provide charity care to patients with income levels below 200% of the federal poverty level and will continue this practice. Additionally, all of our hospitals provide a sliding scale of reduced rates to uninsured patients, who are not covered through federal, state or private insurance, with incomes between 200% and 400% of the federal poverty level. On a same-facility basis, charity care deductions increased $376,000 for the quarter ended March 31, 2007 and decreased $2.1 million for the six months ended March 31, 2007, compared with the same prior year periods.
Sub-Acute Care Services
     Inpatient care is expanding to include sub-acute care when a less intensive, lower cost level of care is appropriate. We have been proactive in the development of a variety of sub-acute inpatient services to utilize a portion of our available capacity. By offering cost-effective sub-acute services in appropriate circumstances, we are able to provide a continuum of care when the demand for such services exists. We have identified opportunities to expand sub-acute services within our facilities as appropriate, including inpatient psychiatric and rehabilitation.
Nursing Shortage
     The hospital industry continues to experience a shortage of nurses. This nursing shortage has created an environment that has required an extended increase in the use of nursing contract labor. While we continue to experience difficulty in retaining and recruiting nurses in each of our markets, similar to other providers in their respective regions, we have experienced slight improvement during the recent quarters in our nursing contract labor utilization for the entire acute care segment. On a same-facility basis, contract labor expense for nursing services as a percentage of acute care revenue decreased 0.5% and 0.4%, respectively, for the quarter and six months ended March 31, 2007, as compared to the same prior year periods. We believe the recent improvements are a result of our comprehensive recruiting and retention plan for nurses that focuses on competitive salaries and benefits, as well as employee satisfaction, best practices, tuition assistance, effective training programs and workplace environment. We have expanded our relationships with local colleges and universities, which include our sponsorship of nursing scholarship programs. In addition to our operational focus, we also experienced some benefit during the quarter and six months ended March 31, 2007, from nurses hired in connection with the future opening of Mountain Vista Medical Center. These nurses are currently working in our existing Arizona hospitals, which minimized the need to utilize nursing contract labor. Should we be unsuccessful in our attempts to maintain nursing coverage adequate for our present and future needs, our future operating results could be adversely affected.
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

Changes in Patient Service Mix
     Although from an industry trend perspective, a number of procedures once performed only on an inpatient basis have been, and will continue to be, converted to outpatient procedures as a result of advances in pharmaceutical and medical technologies, we have recently experienced a shift in our patient service mix to more inpatient procedures. This includes an increase in inpatient cardiovascular, obstetrics and rehabilitation admissions. Generally, the payments we receive for outpatient procedures are less than those for similar procedures performed in an inpatient setting.
Volatility of Insurance Costs
     Our fiscal 2007 self-insured retention for professional and general liability coverage remains unchanged from fiscal 2006 at $5.0 million per claim and $55.0 million in the aggregate. Additionally, the maximum coverage under our insurance policies is $75.0 million. The high cost of professional liability insurance coverage and, in some cases, the lack of availability of such insurance coverage for physicians with privileges at our hospitals, increases our risk of vicarious liability in cases in which both our hospital and the uninsured or underinsured physician are named as co-defendants. Our professional liability exposure also increases when our subsidiaries employ physicians. We have continued to experience some moderation in costs during the recent quarters, including favorable claims experience. Some states, including certain states in which we operate, have passed tort reform legislation or are considering such legislation to place limits on non-economic damages, which, in part, has resulted in improved loss experience. The valuation from our independent actuary for professional and general liability losses resulted in a change in related estimates for prior periods which decreased professional and general liability expense by $3.8 million and $2.9 million during the quarters ended March 31, 2007 and 2006, respectively.
     For the quarter and six months ended March 31, 2007, on a same-facility basis, our insurance expense as a percentage of acute care revenue declined by 0.1%, compared to the same prior year periods. There is no assurance that insurance costs will continue to moderate. If insurance costs begin to rise again, we cannot be certain that significant increases will not have a material adverse effect on our future operating results and cash flows.
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
Selected Operating Data
     The following table sets forth certain unaudited operating data for each of the periods presented.

	Quarter		Six Months
	Ended March 31,		Ended March 31,
	2007	2006	2007	2006
Acute Care:
Number of acute care hospitals at end of period	15	14	15	14
Beds in service at end of period (1)	2,451	2,199	2,451	2,199
Average length of stay (days) (2)	4.66	4.69	4.59	4.60
Occupancy rates (average beds in service)	55.9%	54.8%	52.9%	52.0%
Admissions (3)	25,609	22,975	47,913	44,321
Adjusted admissions (4)	40,137	37,060	76,330	71,983
Patient days (5)	119,222	107,765	219,990	203,844
Adjusted patient days (4)	180,097	168,334	337,721	320,154
Net patient revenue per adjusted admission (6)	$8,979	$8,489	$8,738	$8,298

	Quarter		Six Months
	Ended March 31,		Ended March 31,
	2007	2006	2007	2006
Same Facility (7):
Number of acute care hospitals at end of period	14	14	14	14
Beds in service at end of period (1)	2,214	2,199	2,214	2,199
Average length of stay (days) (2)	4.63	4.69	4.58	4.60
Occupancy rates (average beds in service)	55.8%	54.8%	52.7%	52.0%
Admissions (3)	23,996	22,975	46,300	44,321
Adjusted admissions (4)	37,913	37,060	74,106	71,983
Patient days (5)	111,206	107,765	211,974	203,844
Adjusted patient days (4)	169,044	168,334	326,668	320,154
Net patient revenue per adjusted admission (6)	$9,065	$8,489	$8,775	$8,298

Health Choice:
Medicaid covered lives	113,499	112,306	113,499	112,306
Dual-eligible lives (8)	3,755	4,565	3,755	4,565
Medical loss ratio (9)	86.1	87.1	85.9	87.2
(1)	Includes St. Luke’s Behavioral Hospital.

(2)	Represents the average number of days that a patient stayed in our hospitals.

(3)	Represents the total number of patients admitted to our hospitals for stays in excess of 23 hours. Management and investors use this number as a general measure of inpatient volume.

(4)	Adjusted admissions and adjusted patient days are general measures of combined inpatient and outpatient volume. We compute adjusted admissions/patient days by multiplying admissions/patient days by gross patient revenue and then dividing that number by gross inpatient revenue.

(5)	Represents the number of days our beds were occupied by inpatients over the period.

(6)	Includes the impact of our uninsured discount program, which became effective in the third quarter of fiscal 2006. The uninsured discount program offers discounts to all uninsured patients receiving healthcare services who do not qualify for assistance under state Medicaid, other federal or state assistance plans or charity. The uninsured discount program had the effect of reducing net revenue and the provision for bad debts by generally corresponding amounts.

(7)	Excludes Glenwood Regional Medical Center, which was acquired effective as of January 31, 2007, with 237 beds in service at March 31, 2007.

(8)	Represents members eligible for Medicare and Medicaid benefits under Health Choice’s contract with CMS to provide coverage as a MAPD SNP.

(9)	Represents medical claims expense as a percentage of premium revenue, including claims paid to our hospitals.

RESULTS OF OPERATIONS SUMMARY
     The following table sets forth, for the periods indicated, results of operations data expressed in dollar terms and as a percentage of net revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

Consolidated ($ in	Quarter Ended		Quarter Ended		Six Months Ended		Six Months Ended
thousands):	March 31, 2007		March 31, 2006		March 31, 2007		March 31, 2006
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Net revenue:
Acute care revenue	$363,911	77.0%	$318,435	76.2%	$672,958	75.7%	$604,862	75.9%
Premium revenue	108,791	23.0%	99,533	23.8%	216,578	24.3%	192,571	24.1%

Total net revenue	472,702	100.0%	417,968	100.0%	889,536	100.0%	797,433	100.0%

Costs and expenses:
Salaries and benefits	139,954	29.6%	118,256	28.3%	265,349	29.8%	231,007	29.0%
Supplies	55,382	11.7%	49,218	11.8%	102,627	11.5%	94,928	11.9%
Medical claims	90,539	19.2%	84,240	20.2%	180,234	20.3%	163,429	20.5%
Other operating expenses	77,475	16.4%	58,581	14.0%	138,333	15.6%	116,087	14.5%
Provision for bad debts	34,117	7.2%	40,482	9.7%	65,865	7.4%	77,501	9.7%
Rentals and leases	9,240	2.0%	8,833	2.1%	17,690	2.0%	17,343	2.2%
Interest expense, net	16,955	3.5%	17,781	4.3%	34,241	3.8%	34,938	4.4%
Depreciation and amortization	18,193	3.8%	19,508	4.6%	35,100	3.9%	38,417	4.8%
Management fees	1,326	0.3%	1,045	0.2%	2,373	0.3%	2,095	0.3%
Business interruption insurance recoveries	—	—	—	—	(1,918)	(0.2)%	—	—

Total costs and expenses	443,181	93.7%	397,944	95.2%	839,894	94.4%	775,745	97.3%

Earnings before gain (loss) on disposal of assets, minority interests and income taxes	29,521	6.3%	20,024	4.8%	49,642	5.6%	21,688	2.7%
Gain (loss) on disposal of assets, net	225	—	(125)	—	(1,312)	(0.2)%	(130)	—
Minority interests	(1,515)	(0.3)%	(972)	(0.3)%	(2,855)	(0.3)%	(670)	(0.1)%

Earnings before income taxes	28,231	6.0%	18,927	4.5%	45,475	5.1%	20,888	2.6%
Income tax expense	11,276	2.4%	7,504	1.8%	17,937	2.0%	8,304	1.0%

Net earnings	$16,955	3.6%	$11,423	2.7%	$27,538	3.1%	$12,584	1.6%

	Quarter Ended		Quarter Ended		Six Months Ended		Six Months Ended
Acute Care ($ in thousands):	March 31, 2007		March 31, 2006		March 31, 2007		March 31, 2006
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Net revenue:
Acute care revenue	$363,911	99.2%	$318,435	99.2%	$672,958	99.2%	$604,862	99.3%
Revenue between segments (1)	3,092	0.8%	2,411	0.8%	5,769	0.8%	4,509	0.7%

Total net revenue	367,003	100.0%	320,846	100.0%	678,727	100.0%	609,371	100.0%

Costs and expenses:
Salaries and benefits	136,330	37.1%	115,080	35.9%	258,314	38.1%	224,911	36.9%
Supplies	55,298	15.1%	49,160	15.3%	102,459	15.1%	94,812	15.6%
Other operating expenses	73,592	20.1%	55,287	17.2%	130,736	19.3%	109,794	18.0%
Provision for bad debts	34,117	9.3%	40,482	12.6%	65,865	9.7%	77,501	12.7%
Rentals and leases	8,969	2.4%	8,560	2.7%	17,164	2.5%	16,792	2.8%
Interest expense, net	16,955	4.6%	17,781	5.5%	34,241	5.1%	34,938	5.7%
Depreciation and amortization	17,305	4.7%	18,660	5.8%	33,325	4.9%	36,731	6.0%
Management fees	1,326	0.4%	1,045	0.4%	2,373	0.3%	2,095	0.4%
Business interruption insurance recoveries	—	—	—	—	(1,918)	(0.3)%	—	—

Total costs and expenses	343,892	93.7%	306,055	95.4%	642,559	94.7%	597,574	98.1%

Earnings before gain (loss) on disposal of assets and minority interests	23,111	6.3%	14,791	4.6%	36,168	5.3%	11,797	1.9%
Gain (loss) of disposal of assets, net	225	—	(125)	—	(1,312)	(0.2)%	(130)	—
Minority interests	(1,515)	(0.4)%	(972)	(0.3)%	(2,855)	(0.4)%	(670)	(0.1)%

Earnings before income taxes	$21,821	5.9%	$13,694	4.3%	$32,001	4.7%	$10,997	1.8%

(1)	Revenue between segments is eliminated in our consolidated results.

	Quarter Ended		Quarter Ended		Six Months Ended		Six Months Ended
Health Choice ($ in thousands):	March 31, 2007		March 31, 2006		March 31, 2007		March 31, 2006
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Premium revenue	$108,791	100.0%	$99,533	100.0%	$216,578	100.0%	$192,571	100.0%

Costs and expenses:
Salaries and benefits	3,624	3.3%	3,176	3.2%	7,035	3.3%	6,096	3.2%
Supplies	84	0.1%	58	0.1%	168	0.1%	116	0.1%
Medical claims (1)	93,631	86.1%	86,651	87.1%	186,003	85.9%	167,938	87.2%
Other operating expenses	3,883	3.6%	3,294	3.3%	7,597	3.5%	6,293	3.2%
Rentals and leases	271	0.2%	273	0.2%	526	0.2%	551	0.3%
Depreciation and amortization	888	0.8%	848	0.8%	1,775	0.8%	1,686	0.9%

Total costs and expenses	102,381	94.1%	94,300	94.7%	203,104	93.8%	182,680	94.9%

Earnings before income taxes	$6,410	5.9%	$5,233	5.3%	$13,474	6.2%	$9,891	5.1%

(1)	Medical claims paid to our hospitals of $3.1 million and $2.4 million for the quarters ended March 31, 2007 and 2006, respectively, and $5.8 million and $4.5 million for the six months ended March 31, 2007 and 2006, respectively, is eliminated in our consolidated results.

Supplemental Non-GAAP Disclosures
The results of operations for the quarter ended March 31, 2007, adjusted for the impact of the uninsured discount program, are as follows:

	Operating Measures Adjusted for Comparative Analysis (Unaudited)
	(in thousands, except for statistical measures)

	Quarter Ended March 31, 2007
			Non-GAAP
		Uninsured	Adjusted	GAAP %		Non-GAAP % of
	GAAP Amounts	Discounts (1)	Amounts (2)	of Revenues		Revenues (2)
				2007	2006	2007
Acute Care Segment:

Net revenue(3)	$367,003	$13,061	$380,064	100.0%	100.0%	100.0%

Salaries and benefits	136,330	—	136,330	37.1	35.9	35.9
Supplies	55,298	—	55,298	15.1	15.3	14.5
Other operating expenses	73,592	—	73,592	20.1	17.2	19.4
Provision for bad debts	34,117	13,061	47,178	9.3	12.6	12.4
Rentals and leases	8,969	—	8,969	2.4	2.7	2.4

Net patient revenue per adjusted admission	$8,979	$325	$9,304
Percentage change from prior year	5.8%		9.6%

Same-Facility(4)
Net revenue(3)	$349,577	$13,061	$362,638
Net patient revenue per adjusted admission	$9,065	$344	$9,409
Percentage change from prior year	6.8%		10.8%

(1)
Includes the impact of discounts provided to uninsured patients for the period. During the third quarter of fiscal 2006, we implemented an uninsured discount program offering discounts to all uninsured patients receiving healthcare services who do not qualify for assistance under state Medicaid, other federal or state assistance plans or charity care. In the acute care segment, we recorded $13.1 million of uninsured discounts during the second quarter of fiscal 2007.

(2)
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

(3)	Acute care revenue represents total net revenue of the segment prior to the elimination of revenue between segments.

(4)	Excludes Glenwood Regional Medical Center, which was acquired effective as of January 31, 2007, with 237 beds in service at March 31, 2007.

The results of operations for the six months ended March 31, 2007, adjusted for the impact of the uninsured discount program, are as follows:

	Operating Measures Adjusted for Comparative Analysis (Unaudited)
	(in thousands, except for statistical measures)

	Six Months Ended March 31, 2007
			Non-GAAP
		Uninsured	Adjusted	GAAP %		Non-GAAP % of
	GAAP Amounts	Discounts (1)	Amounts (2)	of Revenues		Revenues (2)
				2007	2006	2007
Acute Care Segment:

Net revenue(3)	$678,727	$25,402	$704,129	100.0%	100.0%	100.0%

Salaries and benefits	258,314	—	258,314	38.1	36.9	36.7
Supplies	102,459	—	102,459	15.1	15.6	14.6
Other operating expenses	130,736	—	130,736	19.3	18.0	18.6
Provision for bad debts	65,865	25,402	91,267	9.7	12.7	13.0
Rentals and leases	17,164	—	17,164	2.5	2.8	2.4
Net patient revenue per adjusted admission	$8,738	$333	$9,071
Percentage change from prior year	5.3%		9.3%

Same-Facility(4)
Net revenue(3)	$661,303	$25,402	$686,705
Net patient revenue per adjusted admission	$8,775	$343	$9,118
Percentage change from prior year	5.7%		9.9%

(1)
Includes the impact of discounts provided to uninsured patients for the period. During the third quarter of fiscal 2006, we implemented an uninsured discount program offering discounts to all uninsured patients receiving healthcare services who do not qualify for assistance under state Medicaid, other federal or state assistance plans or charity care. In the acute care segment, we recorded $25.4 million of uninsured discounts during the six months ended March 31, 2007.

(2)
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

(3)	Acute care revenue represents total net revenue of the segment prior to the elimination of revenue between segments.

(4)	Excludes Glenwood Regional Medical Center, which was acquired effective as of January 31, 2007, with 237 beds in service at March 31, 2007.

Quarters Ended March 31, 2007 and 2006
     Net revenue — Net revenue for the quarter ended March 31, 2007 totaled $472.7 million, an increase of $54.7 million or 13.1%, compared to $418.0 million in the prior year quarter. The growth in net revenue was a combination of a $45.5 million increase in net revenue from hospital operations, which we refer to as our acute care segment in our financial statements, and an increase of $9.3 million in premium revenue from Health Choice. The growth in acute care revenue includes the operations of Glenwood since the effective date of the acquisition. On a same-facility basis, acute care revenue increased 9.0%, compared to the prior year quarter. Growth in our same-facility acute care revenue was primarily driven by volume growth and increases in managed care rates and supplemental Medicaid reimbursement.
     Our uninsured discount program, which became effective during the third quarter of fiscal 2006, resulted in $13.1 million in discounts being provided to uninsured patients during the quarter ended March 31, 2007. The discounts to the uninsured had the effect of reducing acute care revenue and the provision for bad debts by generally corresponding amounts. The reduction of acute care revenue resulted in an increase in expenses as a percentage of acute care revenue, other than the provision for bad debts, compared to what they would have been if the uninsured discount program had not been implemented.
     Before eliminations, net revenue from our hospital operations for the quarter ended March 31, 2007 totaled $367.0 million, an increase of $46.2 million or 14.4%, compared to $320.8 million in the prior year quarter. On a same-facility basis, excluding the impact of uninsured discounts, net revenue from our hospital operations increased 13.0%, compared to the prior year quarter. This growth was driven by an increase in same-facility net patient revenue per adjusted admission of 10.8% and an increase in same-facility admissions and adjusted admissions of 4.4% and 2.3%, respectively, compared to the prior year quarter. For the quarter ended March 31, 2007, hospitals and other healthcare entities owned by us received $3.1 million in net revenue from Health Choice, compared with $2.4 million in the prior year quarter. This net revenue was eliminated in our consolidated results.
     After adjusting for the uninsured discounts, pricing improvements during the quarter ended March 31, 2007 were attributable to: (i) a shift in our patient service mix to more inpatient procedures, as evidenced by an increase in surgeries, and growth in admissions compared to adjusted admissions, which contributed approximately 20% of our pricing growth; (ii) mid-single digit increases in managed care reimbursement rates, which contributed approximately 35% of our pricing growth; and (iii) the impact of our increased supplemental Medicaid reimbursement, which contributed approximately 45% of our pricing growth. Excluding the impact of the new supplemental Medicaid reimbursement and uninsured discounts, same-facility net patient revenue per adjusted admission increased 6.0%. The portion of our revenue growth that has come from increases in inpatient services, includes services such as obstetrics, cardiology procedures and inpatient rehabilitation. Additionally, growth in surgery volume, primarily inpatient procedures, has contributed to the increase in acute care revenue. On a same-facility basis, inpatient and outpatient surgeries have increased 4.7% and 1.6%, respectively, compared to the prior year quarter.
     Premium revenue from Health Choice totaled $108.8 million for the quarter ended March 31, 2007, an increase of $9.3 million, compared to $99.5 million in the prior year quarter. The increase in premium revenue was primarily the result of increases in capitation payment rates approximating 6.0%.
     Salaries and benefits — Salaries and benefits expense from our hospital operations for the quarter ended March 31, 2007 totaled $136.3 million, or 37.1% of acute care revenue, compared to $115.1 million, or 35.9% of acute care revenue in the prior year quarter. On a same-facility basis, excluding the impact of uninsured discounts, salaries and benefits expense as a percentage of acute care revenue would have been 35.2% for the quarter ended March 31, 2007. The improvement in salaries and benefits expense as a percentage of acute care revenue is primarily due to a reduction in contract nursing labor, which declined by 0.5% as a percentage of same-facility acute care revenue during the quarter ended March 31, 2007, compared to the prior year quarter.
     Supplies — Supplies expense from our hospital operations for the quarter ended March 31, 2007, totaled $55.3 million, or 15.1% of acute care revenue, compared to $49.2 million, or 15.3% of acute care revenue in the prior year quarter. On a same-facility basis, excluding the impact of uninsured discounts, supplies expense would have been 14.3% of acute care revenue for the quarter ended March 31, 2007. The decrease in supply cost as a percentage of acute care revenue was primarily driven by leveraging our growth in acute care revenue, continued focus on contract compliance under our group purchasing organization and managing pharmacy costs. Additionally, volume growth in obstetrics and inpatient rehabilitation, which typically have lower supply costs, have contributed to this improvement for the quarter ended March 31, 2007.
     Medical claims — Medical claims expense before eliminations for Health Choice increased $7.0 million to $93.6 million for the quarter ended March 31, 2007, compared to $86.7 million in the prior year quarter. Medical claims expense represents the amounts paid by Health Choice for health care services provided to its members. Medical claims expense as a percentage of premium revenue was 86.1% for the quarter ended March 31, 2007, compared to 87.1% in the prior year quarter. The improvement in medical claims expense as a percentage of premium revenue is driven by the more favorable claims experience under both the Medicaid and the MAPD SNP service lines, coupled with the leveraging of medical costs against an increase in Medicaid capitation premiums approximating 6.0%. Additionally, the medical claims expense ratio under the SNP is currently more favorable than the traditional Medicaid business.
     Other operating expenses — Other operating expenses from our hospital operations for the quarter ended March 31, 2007 totaled $73.6 million, or 20.1% of acute care revenue, compared to $55.3 million, or 17.2% of acute care revenue in the prior year quarter. On a same-facility basis, excluding the impact of uninsured discounts, other operating expenses would have been 19.3% of acute care revenue for the quarter ended March 31, 2007. The increase is primarily driven by additional professional fees of $12.0 million for indigent care services resulting from the participation by our Texas hospitals in the new supplemental Medicaid reimbursement program. This increase was partially offset by a $3.8 million reduction in professional and general liability expenses due to changes in prior period estimates resulting from independent actuary reports, compared to $2.9 million in a similar reduction during the prior year quarter. Included in our other operating expenses for the quarters ended March 31, 2007 and 2006 are approximately $2.6 million in legal fees and other expenses associated with responding to the OIG’s request for information, which we received in September 2005.
     Provision for bad debts — Provision for bad debts for our hospital operations for the quarter ended March 31, 2007 totaled $34.1 million, or 9.3% of acute care revenue, compared to $40.5 million, or 12.6% of acute care revenue in the prior year quarter. On a same-facility basis, excluding the impact of uninsured discounts, the provision for bad debts would have been 12.6% of acute care revenue for the quarter ended March 31, 2007. On a same-facility basis, charity discounts totaled $8.3 million for the quarter ended March 31, 2007, compared to $7.9 million in the prior year quarter. We continue to experience an increase in self-pay revenue and volume, as well as increases in the amount of co-payments and deductibles passed on by employers to employees. Self-pay or uninsured admissions as a percentage of total admissions increased to 4.8% during the quarter ended March 31, 2007, compared with 4.1% in the prior year quarter. These trends continue to be the main driver behind the increase in our provision for bad debts.
     Interest expense, net — Interest expense, net of interest income, for the quarter ended March 31, 2007 totaled $17.0 million, compared with $17.8 million in the prior year quarter. Borrowings under our senior secured credit facilities are subject to interest at variable rates. The weighted average interest rate of outstanding borrowings under the senior secured credit facilities was 7.7% for the quarter ended March 31, 2007, compared to 6.8% for the prior year quarter.
     Depreciation and amortization — Depreciation and amortization expense for the quarter ended March 31, 2007 totaled $18.2 million, compared with $19.5 million in the prior year quarter. This decrease of $1.3 million was primarily the result of fully depreciated equipment in the current year quarter, compared with the prior year quarter.
     Income tax expense — We recorded a provision for income taxes totaling $11.3 million, resulting in an effective tax rate of 39.9%, for the quarter ended March 31, 2007, compared to $7.5 million, for an effective tax rate of 39.6%, in the prior year quarter.
     Net earnings — Net earnings increased $5.5 million for the quarter ended March 31, 2007 to $17.0 million, compared to $11.4 million in the prior year quarter.

Six Months Ended March 31, 2007 and 2006
     Net revenue — Net revenue for the six months ended March 31, 2007 totaled $889.5 million, an increase of $92.1 million or 11.5%, compared to $797.4 million in the same prior year period. The increase in net revenue was a combination of an increase of $68.1 million in net revenue from hospital operations, which we refer to as our acute care segment in our financial statements, and an increase of $24.0 million in premium revenue from Health Choice. The growth in acute care revenue includes the operations of Glenwood since the effective date of its acquisition. On a same-facility basis, acute care revenue increased 8.5%, compared to the prior year quarter. Growth in our same-facility acute care revenue was primarily driven by volume growth and increases in managed care rates and supplemental Medicaid reimbursement.
     Our uninsured discount program, which became effective during the third quarter of fiscal 2006, resulted in $25.4 million in discounts being provided to uninsured patients during the six months ended March 31, 2007. The discounts to the uninsured had the effect of reducing acute care revenue and the provision for bad debts by generally corresponding amounts. The reduction of acute care revenue resulted in an increase in expenses as a percentage of acute care revenue, other than the provision for bad debts, compared to what they would have been if the uninsured discount program had not been implemented.
     Before eliminations, net revenue from our hospital operations for the six months ended March 31, 2007 totaled $678.7 million, an increase of $69.4 million or 11.4%, compared to $609.4 million in the same prior year period. On a same facility basis, excluding the impact of uninsured discounts, net revenue from our hospital operations increased 12.7%, compared to the same prior year period. This growth was driven by an increase in same-facility net patient revenue per adjusted admission of 9.9% and an increase in same-facility admissions and adjusted admissions of 4.5% and 2.9%, respectively, compared to the same prior year period. The prior year period’s net revenue and volume were negatively impacted by Hurricane Rita, which caused the temporary closure and disruption of operations of our Port Arthur, Texas facility, The Medical Center of Southeast Texas, during the quarter ended December 31, 2005. For the six months ended March 31, 2007, hospitals and other healthcare entities owned by us received $5.8 million in net revenue from Health Choice, compared with $4.5 million in the same prior year period. This net revenue was eliminated in our consolidated results.
     After adjusting for the uninsured discounts, pricing improvements during the six months ended March 31, 2007 were attributable to: (i) a shift in our patient service mix to more inpatient procedures, as evidenced by an increase in surgeries, and growth in admissions, compared to adjusted admissions; (ii) mid-single digit increases in managed care reimbursement rates; and (iii) increases in supplemental Medicaid reimbursement. A significant portion of our revenue growth has come from increases in inpatient services such as obstetrics, cardiology procedures and inpatient rehabilitation. Additionally, growth in inpatient and outpatient surgery volume has contributed to the increase in acute care revenue. On a same-facility basis, inpatient and outpatient surgeries have increased 4.9% and 3.7%, respectively, compared to the same prior year period.
     Premium revenue from Health Choice totaled $216.6 million for the six months ended March 31, 2007, an increase of $24.0 million, compared to $192.6 million in the same prior year period. The increase in premium revenue was primarily the result of increases in capitation payment rates approximating 6.0% and two full quarters of premium revenue related to the MAPD SNP, compared with one full quarter in the same prior year period.
     Salaries and benefits — Salaries and benefits expense from our hospital operations for the six months ended March 31, 2007 totaled $258.3 million, or 38.1% of acute care revenue, compared to $224.9 million, or 36.9% of acute care revenue, in the same prior year period. On a same-facility basis, excluding the impact of uninsured discounts, salaries and benefits expense as a percentage of acute care revenue would have been 36.3% for the six months ended March 31, 2007. Salaries and benefits expense as a percentage of acute care revenue, in the same prior year period, includes the impact of continuing the payment of wages and benefits to employees of The Medical Center of Southeast Texas during the temporary closure of the hospital’s operations. Additionally, we have experienced a decline of 0.3% in contract labor as a percentage of acute care revenue during the six months ended March 31, 2007. The improvement in contract labor expense is primarily due to our operational focus and the benefits received during the six months ended March 31, 2007, from nurses hired in connection with the future opening of Mountain Vista Medical Center. These nurses are currently working in our existing Arizona hospitals, which has minimized the need to utilize nursing contract labor.
     Supplies — Supplies expense from our hospital operations for the six months ended March 31, 2007, totaled $102.5 million, or 15.1% of acute care revenue compared to $94.8 million, or 15.6% of acute care revenue for the six months ended March 31, 2006. On a same-facility basis, excluding the impact of uninsured discounts, supplies expenses would have been 14.4% of acute care revenue for the six months ended March 31, 2007. The decrease in supply cost as a percentage of acute care revenue was primarily driven by leveraging our growth in acute care revenue, continued focus on contract compliance under our group purchasing organization and managing pharmacy costs. Additionally, volume growth in obstetrics and inpatient rehabilitation, which typically have lower supply costs, has contributed to this improvement for the six months ended March 31, 2007.
     Medical claims — Medical claims expense before eliminations for Health Choice increased $18.1 million to $186.0 million for the six months ended March 31, 2007, compared to $167.9 million in the same prior year period. Medical claims expense represents the amounts paid by Health Choice for health care services provided to its members. Medical claims expense as a percentage of premium revenue was 85.9% for the six months ended March 31, 2007, compared to 87.2% in the same prior year period. The improvement in medical claims expense as a percentage of premium revenue is driven by the more favorable claims experience under both the Medicaid and the MAPD SNP service lines, coupled with the leveraging of medical costs against an increase in Medicaid capitation premiums approximating 6.0%. Additionally, the medical claims expense ratio under the SNP is currently more favorable than the traditional Medicaid business.
     Other operating expenses — Other operating expenses from our hospital operations for the six months ended March 31, 2007 totaled $130.7 million, or 19.3% of acute care revenue, compared to $109.8 million, or 18.0% of acute care revenue in the same prior year period. On a same-facility basis, excluding the impact of uninsured discounts, other operating expenses would have been 18.5% of acute care revenue for the six months ended March 31, 2007. The increase is primarily driven by additional professional fees of $12.0 million resulting from the participation by our Texas hospitals in the new supplemental Medicaid reimbursement program. This increase was partially offset by other operating expenses as a percentage of acute care revenue, in the same prior year period, including the impact of the continued incurrence of certain fixed costs, in the first quarter of fiscal 2006, during the temporary closure and disruption of operations at The Medical Center of Southeast Texas. Additionally, the impact of these items was partially offset by a $3.8 million reduction in professional and general liability expenses due to changes in prior period estimates resulting from independent actuary reports, compared to $2.9 million in a similar reduction during the same prior year period. Included in our other operating expenses for the six months ended March 31, 2007 and 2006 are approximately $4.7 million in legal fees and other expenses associated with responding to the OIG’s request for information, which we received in September 2005.
     Provision for bad debts — Provision for bad debts for our hospital operations for the six months ended March 31, 2007 totaled $65.9 million, or 9.7% of acute care revenue, compared to $77.5 million, or 12.7% of acute care revenue in the same prior year period. On a same-facility basis, excluding the impact of uninsured discounts, the provision for bad debts would have been 13.1% of acute care revenue for the six months ended March 31, 2007. On a same-facility basis, charity discounts totaled $15.2 million for the six months ended March 31, 2007, compared to $17.3 million in the same prior year period. We continue to experience an increase in self-pay revenue and volume, as well as increases in the amount of co-payments and deductibles passed on by employers to employees. On a same-facility basis, self-pay or uninsured admissions as a percentage of total admissions increased to 5.0% during the six months ended March 31, 2007, compared with 4.3% in the same prior year period. These trends continue to be the main driver behind the increase in our provision for bad debts.
     Interest expense, net — Interest expense, net of interest income, for the six months ended March 31, 2007 totaled $34.2 million, compared with $34.9 million in the same prior year period. Borrowings under our senior secured credit facilities are subject to interest at variable rates. The weighted average interest rate of outstanding borrowings under the senior secured credit facilities was 7.6% for the six months ended March 31, 2007, compared to 6.5% for the same prior year period.
     Depreciation and amortization — Depreciation and amortization expense for the six months ended March 31, 2007 totaled $35.1 million, compared with $38.4 million in the same prior year period. This decrease of $3.3 million is primarily the result of fully depreciated equipment in the six months ended March 31, 2007, compared with the same prior year period.
     Income tax expense — We recorded a provision for income taxes totaling $17.9 million, resulting in an effective tax rate of 39.4%, for the six months ended March 31, 2007, compared to $8.3 million, for an effective tax rate of 39.8%, in the same prior year period.
     Net earnings — Net earnings increased $15.0 million for the six months ended March 31, 2007 to $27.5 million, compared to $12.6 million in the same prior year period. Net earnings for the six months ended March 31, 2007 include $1.9 million of business interruption insurance recoveries received in connection with the temporary closure and disruption of operations at The Medical Center of Southeast Texas, as a result of Hurricane Rita. The impact of Hurricane Rita also negatively impacted net earnings in the same prior year period.
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
     Under our senior secured credit facilities existing at March 31, 2007, we had available liquidity as follows (in millions):

Available cash	$—
Available capacity under our senior secured credit facilities existing at March 31, 2007	207.3

Net available liquidity at March 31, 2007	$207.3

     In addition to our available liquidity, we expect to generate significant operating cash flow in fiscal 2007. We will also utilize proceeds from our financing activities as needed.
     On April 27, 2007, we completed a transaction which included the refinancing of our existing senior secured credit facilities. The new financing included $854.0 million in senior secured credit facilities. The $854.0 million senior secured credit facilities include: (i) a senior secured term loan of $439.0 million; (ii) a senior secured delayed draw term loan of $150.0 million; (iii) a senior secured revolving credit facility of $225.0 million; and (iv) a senior secured letter of credit facility of $40.0 million.
     Our available capacity was increased under the new senior secured credit facilities. We intend to use the funds received in connection with the delayed draw term loan to fund capital projects, including completion of the construction of Mountain Vista Medical Center located in Mesa, Arizona, and for other general corporate purposes. Requirements under the related credit agreement stipulate that the delay draw term loan must be fully drawn within one year of closing.
     Our growth strategy requires significant capital expenditures during fiscal 2007 and future years. We expect our capital expenditures for fiscal 2007 to be approximately $230.0 million to $240.0 million, including the following significant expenditures:
•	approximately $100.0 million to $105.0 million for the construction of Mountain Vista Medical Center;

•	approximately $70.0 million to $75.0 million for other growth and new business projects;

•	approximately $35.0 million to $40.0 million in replacement or maintenance related projects at our hospitals; and

•	approximately $14.0 million in hardware and software related costs in connection with the implementation of our advanced clinical information system.
     At March 31, 2007, we had construction and other various projects in progress with an estimated cost to complete and equip over the next three years of approximately $171.1 million. During the quarter ended March 31, 2007, we announced expansion projects at two of our Utah hospitals totaling approximately $80.0 million to $85.0 million. We plan to finance our proposed capital expenditures with borrowings under our senior secured credit facilities, as well as with cash generated from operations, cash on hand and other capital sources that may become available.
     Under the senior secured term loan and senior secured revolving credit facility existing at March 31, 2007, we had $413.3 million and $3.0 million, respectively, in borrowings outstanding and had issued $42.7 million in letters of credit. Additionally, we had $475.0 million aggregate principal amount of 8 3/4% senior subordinated notes due 2014 outstanding at March 31, 2007. For a further discussion of our debt arrangements, see the section below entitled “Debt Instruments and Related Covenants.”
     Effective as of January 31, 2007, we completed our acquisition of Glenwood Regional Medical Center located in West Monroe, Louisiana. The purchase price for the 242-bed hospital was approximately $81.0 million, subject to final net working capital and other purchase price adjustments. This transaction was funded with cash on hand and $40.0 million drawn against our senior secured revolving credit facility. Amounts borrowed under the senior secured revolving credit facility to fund this acquisition were repaid from operating cash flows during the quarter ended March 31, 2007. Additionally, we plan to make capital expenditures on the hospital’s campus of approximately $30.0 million over the next four years.
     On May 9, 2007, we entered into a definitive agreement to acquire Alliance, located in Odessa, Texas. Alliance is licensed as a 50-bed facility. Additional space at the hospital is currently leased to an unaffiliated organization that operates a separately licensed 28-bed rehabilitation unit on the property. Alliance is located adjacent to Odessa Regional Hospital, which is owned and operated by Odessa Regional Hospital, LP, a subsidiary of IASIS. The hospital will be acquired from Alliance Hospital, Ltd. for approximately $65.5 million, subject to working capital and other adjustments, payable in cash, units of limited partnership interest of Odessa Regional Hospital, LP, and the assumption of certain liabilities of Alliance. We currently anticipate funding the cash consideration portion of the acquisition with proceeds from our new senior secured credit facilities.
     We expect the acquisition of Alliance to close during the second calendar quarter of 2007, subject to customary closing conditions, including the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Following the acquisition, we plan to consolidate the operations of Alliance into Odessa Regional Hospital.
     Based upon our current level of operations and anticipated growth, we believe we have sufficient liquidity to meet our cash requirements over the short-term (next 12 months) and over the next three years. In evaluating the sufficiency of our liquidity for both the short-term and long-term, we considered the expected cash flow to be generated by our operations, cash on hand and the available borrowings under our senior secured credit facilities compared to our anticipated cash requirements for debt service, working capital, capital expenditures and the payment of taxes, as well as funding requirements for long-term liabilities. As a result of this evaluation, we believe that we will have sufficient liquidity for the next three years to fund the cash required for the payment of taxes and the capital expenditures required to maintain our facilities during this period of time. We are unable at this time to extend our evaluation of the sufficiency of our liquidity beyond three years. We cannot assure you, however, that our operating performance will generate sufficient cash flow from operations or that future borrowings will be available under our senior secured credit facilities, or otherwise, to enable us to grow our business, service our indebtedness, including the senior secured credit facilities and the 8 3/4% notes, or make anticipated capital expenditures. For more information, see our risk factors beginning on page 25 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.
     One element of our business strategy is to selectively pursue acquisitions and strategic alliances in existing and new markets. Any acquisitions or strategic alliances may result in the incurrence of, or assumption by us, of additional indebtedness. We continually assess our capital needs and may seek additional financing, including debt or equity as considered necessary to fund capital expenditures and potential acquisitions or for other corporate purposes. Our future operating performance, ability to service or refinance our 8 3/4% notes and ability to service and extend or refinance the senior secured credit facilities will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. For more information, see our risk factors beginning on page 25 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

Overview of Cash Flow Activities for the Six Months Ended March 31, 2007 and 2006
     Our cash flows are summarized as follows (in millions):

	Six Months
	Ended March 31,
	2007	2006
Cash flow from operating activities	$79.5	$55.9
Cash flow from investing activities	(171.9)	(61.1)
Cash flow from financing activities	(3.0)	(0.6)
Operating Activities
     After completing our refinancing transaction on April 27, 2007, our primary sources of liquidity are cash flow provided by our operations, our senior secured revolving credit facility and our senior secured delayed draw term loan. At March 31, 2007, we had $54.8 million in net working capital, compared to $134.7 million at September 30, 2006. The decline in net working capital is primarily attributable to the use of cash during the six months ended March 31, 2007 to fund the acquisition of Glenwood and capital expenditures, including the construction of Mountain Vista Medical Center. Net accounts receivable increased $31.5 million from $182.5 million at September 30, 2006 to $213.9 million at March 31, 2007, which includes the effect of the Glenwood acquisition. Our days revenue in accounts receivable at March 31, 2007 were 58, compared to 54 at March 31, 2006. Excluding the impact of the uninsured discounts, our days revenue in accounts receivable at March 31, 2007 were 56.
Investing Activities
     Investing activities used $171.9 million during the six months ended March 31, 2007, including $79.8 million associated with the acquisition of Glenwood Regional Medical Center, in West Monroe, Louisiana.
     Capital expenditures for the six months ended March 31, 2007 were approximately $97.2 million. Significant items included the following:
•	$53.0 million for the construction of Mountain Vista Medical Center;

•	$17.8 million for various expansion and renovation projects at our hospitals; and

•	$7.8 million in hardware and software related to our advanced clinicals and other information systems projects.
Financing Activities
     Financing activities used net cash of $3.0 million during the six months ended March 31, 2007. During the six months ended March 31, 2007, we borrowed $56.0 million and repaid $55.1 million pursuant to the terms of our senior secured credit facilities. Additionally, we repaid $1.8 million in capital leases and other debt.
Debt Instruments and Related Covenants
     As of March 31, 2007, we had two separate debt arrangements:
•	$675.0 million in senior secured credit facilities; and

•	$475.0 million in 8 3/4% senior subordinated notes due 2014.
     On April 27, 2007, we completed a refinancing of our existing senior secured credit facilities to provide for a new $854.0 million senior secured credit facilities.
$854.0 Million Senior Secured Credit Facilities
     The $854.0 million senior secured credit facilities include: (i) a senior secured term loan of $439.0 million; (ii) a senior secured delayed draw term loan of $150.0 million; (iii) a senior secured revolving credit facility of $225.0 million; and (iv) a senior secured letter of credit facility of $40.0 million. All facilities mature on March

15, 2014, except for the revolving credit facility, which matures on April 27, 2013. The term loans will bear interest at an annual rate of LIBOR plus 2.00% or, at our option, the administrative agent’s base rate plus 1.00%. The revolving loans will bear interest at an annual rate of LIBOR plus an applicable margin ranging from 1.25% to 1.75% or, at our option, the administrative agent’s base rate plus an applicable margin ranging from 0.25% to 0.75%, such rate in each case depending on our senior secured leverage ratio. A commitment fee ranging from 0.375% to 0.5% per annum times the outstanding and undrawn portion of the senior secured revolving credit facility will accrue and will be payable in arrears.
     Principal under the senior secured term loan is due in 24 consecutive equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount ($439.0 million) during the first six years thereof, with the balance payable in four equal installments in year seven. Unless terminated earlier, the senior secured revolving credit facility has a single maturity of six years. The senior secured credit facilities are also subject to mandatory prepayment under specific circumstances, including a portion of excess cash flow, a portion of the net proceeds from an initial public offering, asset sales, debt issuances and specified casualty events, each subject to various exceptions.
     The senior secured credit facilities are (i) secured by a first mortgage and lien on our real property and related personal and intellectual property and pledges of equity interests in the entities that own such properties and (ii) guaranteed by certain of our subsidiaries.
     In addition, the senior secured credit facilities contain certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements.
     Under the existing senior secured term loan and senior secured revolving credit facility, at March 31, 2007, $413.3 million and $3.0 million were outstanding, respectively. At March 31, 2007, we had $42.7 million in letters of credit outstanding under the existing senior secured revolving credit facility. The weighted average interest rate of outstanding borrowings under the existing senior secured credit facilities was approximately 7.7% and 7.6% for the quarter and six months ended March 31, 2007, respectively.
$475.0 Million 8 3/4% Senior Subordinated Notes Due 2014
     IASIS Healthcare LLC and its wholly-owned subsidiary, IASIS Capital Corporation, as issuers, have outstanding $475.0 million aggregate principal amount of 8 3/4% senior subordinated notes due 2014. Our 8 3/4% notes are general unsecured senior subordinated obligations of the issuers, are subordinated in right of payment to their existing and future senior debt, are pari passu in right of payment with any of their future senior subordinated debt and are senior in right of payment to any of their future subordinated debt. Our existing domestic subsidiaries, other than certain non-guarantor subsidiaries, which include Health Choice and our non-wholly owned subsidiaries, are guarantors of our 8 3/4% notes. The indenture governing the notes generally provides that we may designate other subsidiaries as non-guarantors under certain circumstances up to a maximum threshold based on 20% of total consolidated assets. As of March 31, 2007, we had approximately $122.6 million available under this threshold to designate other subsidiaries as non-guarantors. Our 8 3/4% notes are effectively subordinated to all of the issuers’ and the guarantors’ secured debt to the extent of the value of the assets securing the debt and are structurally subordinated to all liabilities and commitments (including trade payables and capital lease obligations) of our subsidiaries that are not guarantors of our 8 3/4% notes. Our 8 3/4% notes require semi-annual interest payments.
$300.0 Million Holdings Senior PIK Loans
     On April 27, 2007, IASIS Healthcare Corporation, our parent company, borrowed $300.0 million in Holdings Senior Paid-in-Kind (“PIK”) Loans, which mature June 15, 2014. Proceeds will be used to repurchase equity from the shareholders of

IASIS Healthcare Corporation. The Holdings Senior PIK Loans shall bear interest at an annual rate equal to LIBOR plus 5.25%. The Holdings Senior PIK Loans rank behind our existing debt and will convert to cash-pay after five years, at which time accrued interest becomes payable in cash. We have an obligation to fund the accrued interest on the Holdings Senior PIK Loans beginning in fiscal year 2012. The obligation to fund the principal of these loans is the responsibility of our parent company.
     As of March 31, 2007, we provided a performance guaranty in the form of a letter of credit in the amount of $20.6 million for the benefit of AHCCCS to support our obligations under the Health Choice contract to provide and pay for healthcare services. The amount of the performance guaranty is based in part upon the membership in the plan and the related capitation revenue paid to us. Additionally, Health Choice maintains a minimum cash balance of $5.0 million.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. At March 31, 2007, we had in place $675.0 million of senior secured credit facilities bearing interest at variable rates at specified margins above either the agent bank’s alternate base rate or its LIBOR rate. The senior secured credit facilities consisted of the senior secured term loan, which was a $425.0 million, seven-year Tranche B term loan, and the senior secured revolving facility, which was a $250.0 million, six-year revolving credit facility. Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates on our consolidated financial position, results of operations or cash flows would not be material. As of March 31, 2007, we had variable rate debt of approximately $416.3 million. Holding other variables constant, including levels of indebtedness, a 0.125% increase in interest rates would have had an estimated impact on pre-tax earnings and cash flows for the next twelve month period of $520,000. We have not taken any action to cover interest rate risk and are not a party to any interest rate market risk management activities.
     We have $475.0 million in senior subordinated notes due December 15, 2014, with interest payable semi-annually at the rate of 8 3/4% per annum. At March 31, 2007, the fair market value of the outstanding 8 3/4% notes was $491.6 million, based upon quoted market prices as of that date.
Item 4. Controls and Procedures
Evaluations of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2007. Based on this evaluation, the principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports.
Changes in Internal Control Over Financial Reporting
     During the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II.
OTHER INFORMATION
Item 6. Exhibits
(a) List of Exhibits:

10.1
Commitment Letter, dated April 4, 2007, by and among IASIS Healthcare LLC, IASIS Healthcare Corporation, Banc of America Securities LLC, Citigroup Global Markets Inc., Bank of America, N.A., Banc of America Bridge LLC and Citigroup.

10.2
Amended and Restated Credit Agreement, dated as of April 27, 2007, among IASIS Healthcare LLC, as Borrower, IASIS Healthcare Corporation, as Holdings, Bank of America, N.A., as administrative agent, swing line lender, revolving L/C issuer and Synthetic L/C issuer, and each lender from time to time party thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 2, 2007).

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

IASIS HEALTHCARE LLC
Date: May 15, 2007	By:	/s/ John M. Doyle
John M. Doyle
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1
Commitment Letter, dated April 4, 2007, by and among IASIS Healthcare LLC, IASIS Healthcare Corporation, Banc of America Securities LLC, Citigroup Global Markets Inc., Bank of America, N.A., Banc of America Bridge LLC and Citigroup.

10.2
Amended and Restated Credit Agreement, dated as of April 27, 2007, among IASIS Healthcare LLC, as Borrower, IASIS Healthcare Corporation, as Holdings, Bank of America, N.A., as administrative agent, swing line lender, revolving L/C issuer and Synthetic L/C issuer, and each lender from time to time party thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 2, 2007).

31.1	Certification of Principal Executive Officer Pursuant to Rule 15d—14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.