Form 10-Q
period 2007-06-30
IASIS Healthcare LLC
filed 2007-08-14
CIK 1294632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of August 14, 2007, 100% of the registrant’s common interests outstanding (all of which are privately owned and are not traded on any public market) were owned by IASIS Healthcare Corporation, its sole member.

 i

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements
IASIS HEALTHCARE LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	(Unaudited)
	June 30,	September 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$476	$95,415
Accounts receivable, net	228,135	182,452
Inventories	40,935	34,299
Deferred income taxes	25,208	41,416
Prepaid expenses and other current assets	51,365	41,841

Total current assets	346,119	395,423

Property and equipment, net	953,815	727,048
Goodwill	756,479	756,479
Other intangible assets, net	36,750	39,000
Other assets, net	47,367	49,885

Total assets	$2,140,530	$1,967,835

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$72,787	$73,351
Salaries and benefits payable	40,910	29,082
Accrued interest payable	7,806	19,965
Medical claims payable	78,804	81,822
Other accrued expenses and other current liabilities	58,705	49,087
Current portion of long-term debt and capital lease obligations	8,509	7,432

Total current liabilities	267,521	260,739

Long-term debt and capital lease obligations	1,022,610	889,513
Deferred income taxes	82,289	81,179
Other long-term liabilities	48,269	47,611
Minority interests	36,085	32,297

Equity:
Member’s equity	683,756	656,496

Total liabilities and equity	$2,140,530	$1,967,835

See accompanying notes.

IASIS HEALTHCARE LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands)

	Quarter Ended	Quarter Ended	Nine Months Ended	Nine Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net revenue:
Acute care revenue	$357,254	$314,994	$1,030,212	$919,855
Premium revenue	113,371	105,969	329,949	298,541

Total net revenue	470,625	420,963	1,360,161	1,218,396

Costs and expenses:
Salaries and benefits	148,671	120,325	414,020	351,332
Supplies	55,503	48,814	158,130	143,742
Medical claims	94,009	90,141	274,243	253,570
Other operating expenses	76,324	65,762	214,658	181,850
Provision for bad debts	33,892	32,800	99,757	110,302
Rentals and leases	8,577	8,913	26,266	26,256
Interest expense, net	17,834	17,438	52,074	52,376
Depreciation and amortization	19,782	16,251	54,882	54,667
Management fees	1,187	1,047	3,560	3,142
Loss on extinguishment of debt	6,229	—	6,229	—
Business interruption insurance recoveries	(1,525)	(8,320)	(3,443)	(8,320)

Total costs and expenses	460,483	393,171	1,300,376	1,168,917

Earnings before gain (loss) on disposal of assets, minority interests and income taxes	10,142	27,792	59,785	49,479
Gain (loss) on disposal of assets, net	70	(710)	(1,243)	(840)
Minority interests	(800)	(1,718)	(3,654)	(2,388)

Earnings before income taxes	9,412	25,364	54,888	46,251
Income tax expense	3,104	9,452	21,042	17,756

Net earnings	$6,308	$15,912	$33,846	$28,495

See accompanying notes.

IASIS HEALTHCARE LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Nine Months Ended	Nine Months Ended
	June 30, 2007	June 30, 2006
Cash flows from operating activities
Net earnings	$33,846	$28,495
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	54,882	54,667
Amortization of loan costs	2,227	2,209
Minority interests	3,654	2,388
Deferred income taxes	17,319	16,959
Loss on disposal of assets, net	1,243	840
Loss on extinguishment of debt	5,091	—
Changes in operating assets and liabilities, net of the effect of acquisitions:
Accounts receivable	(29,383)	(17,254)
Inventories, prepaid expenses and other current assets	(11,061)	(14,441)
Accounts payable, other accrued expenses and other current liabilities	1,221	30,719

Net cash provided by operating activities	79,039	104,582

Cash flows from investing activities
Purchases of property and equipment	(150,819)	(93,246)
Cash paid for acquisitions, net	(139,832)	—
Proceeds from sale of assets	986	—
Change in other assets	4,409	(176)

Net cash used in investing activities	(285,256)	(93,422)

Cash flows from financing activities
Payment of debt and capital lease obligations	(611,163)	(5,989)
Proceeds from debt borrowings	740,300	—
Debt financing costs incurred	(7,890)	—
Distribution to parent for debt financing costs	(6,586)	—
Distribution of minority interests	(3,387)	(1,702)
Proceeds received from sale of partnership interests	4	4,497

Net cash provided by (used in) financing activities	111,278	(3,194)

Increase (decrease) in cash and cash equivalents	(94,939)	7,966
Cash and cash equivalents at beginning of period	95,415	89,097

Cash and cash equivalents at end of period	$476	$97,063

Supplemental disclosure of cash flow information
Cash paid for interest	$70,140	$63,756

Cash paid for income taxes, net	$7,254	$514

Cash paid in loss on extinguishment of debt	$1,138	$—

Supplemental schedule of non-cash investing and financing activities
Partnership interests issued for acquisition	$3,517	$—

See accompanying notes.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. ORGANIZATION AND BASIS OF PRESENTATION
     The unaudited condensed consolidated financial statements as of and for the quarters and nine months ended June 30, 2007 and 2006 reflect the financial position, results of operations and cash flows of IASIS Healthcare LLC (“IASIS” or the “Company”). The Company’s sole member and parent company is IASIS Healthcare Corporation (“Holdings” or “IAS”).
     IASIS owns and operates medium-sized acute care hospitals in high-growth urban and suburban markets. At June 30, 2007, the Company owned or leased 15 acute care hospitals and one behavioral health hospital, with a total of 2,517 beds in service, located in six regions:
•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	Tampa-St. Petersburg, Florida;

•	three cities in Texas, including San Antonio;

•	Las Vegas, Nevada; and

•	West Monroe, Louisiana.
     On July 23, 2007, the Company opened Mountain Vista Medical Center, a new 176-bed hospital located in Mesa, Arizona.
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
     The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company include the IASIS corporate office costs, which were $16.3 million and $13.0 million for the quarters ended June 30, 2007 and 2006, respectively, and $40.3 million and $34.0 million for the nine months ended June 30, 2007 and 2006, respectively.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
2. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
     Long-term debt and capital lease obligations consist of the following (in thousands):

	June 30,	September 30,
	2007	2006
Senior secured credit facilities	$547,703	$415,438
Senior subordinated notes	475,000	475,000
Capital lease and other obligations	8,416	6,507

	1,031,119	896,945
Less current maturities	8,509	7,432

	$1,022,610	$889,513

Senior Secured Credit Facilities
     On April 27, 2007, the Company completed the refinancing of its existing bank credit facility to provide for $854.0 million in new senior secured credit facilities. In connection with the refinancing, the Company wrote-off $5.1 million in existing deferred financing costs and paid an additional $1.1 million in creditor fees, which are included in the loss on extinguishment of debt in the accompanying condensed consolidated statements of operations.
     The $854.0 million senior secured credit facilities include: (i) a senior secured term loan of $439.0 million; (ii) a senior secured delayed draw term loan of $150.0 million; (iii) a senior secured revolving credit facility of $225.0 million, which includes a $50.0 million sublimit for letters of credit; and (iv) a senior secured synthetic letter of credit facility of $40.0 million. All facilities mature on March 15, 2014, except for the revolving credit facility, which matures on April 27, 2013. The term loans bear interest at an annual rate of LIBOR plus 2.00% or, at the Company’s option, the administrative agent’s base rate plus 1.00%. The revolving loans bear interest at an annual rate of LIBOR plus an applicable margin ranging from 1.25% to 1.75% or, at the Company’s option, the administrative agent’s base rate plus an applicable margin ranging from 0.25% to 0.75%, such rate in each case depending on the Company’s senior secured leverage ratio. A commitment fee ranging from 0.375% to 0.5% per annum times the undrawn portion of the senior secured revolving credit facility will accrue and will be payable in arrears.
     Principal under the new senior secured term loan is due in 24 consecutive equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount ($439.0 million) during the first six years thereof, with the balance payable in four equal installments in year seven. The senior secured delayed draw term loan is required to be fully drawn by April 27, 2008. Principal under the senior secured delayed draw term loan is due in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount ($150.0 million), beginning with the quarter ending June 30, 2008 and continuing until March 31, 2013, with the balance payable in four equal installments during the final year of the loan, year seven. Unless terminated earlier, the senior secured revolving credit facility has a single maturity of six years. The new senior secured credit facilities are also subject to mandatory prepayment under specific circumstances, including a portion of excess cash flow, a portion of the net proceeds from an initial public offering, asset sales, debt issuances and specified casualty events, each subject to various exceptions.
     The new senior secured credit facilities are (i) secured by a first mortgage and lien on the real property and related personal and intellectual property of the Company and pledges of equity interests in the entities that own such properties and (ii) guaranteed by certain of the Company’s subsidiaries.
     In addition, the new senior secured credit facilities contain certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     At June 30, 2007, amounts outstanding under the Company’s new senior secured credit facilities consisted of a $437.9 million term loan, $86.0 million under the delayed draw term loan and $23.8 million under the revolving credit facility. In addition, the Company had $39.7 million and $3.0 million in letters of credit outstanding under the synthetic letter of credit facility and the revolving credit facility, respectively. The weighted average interest rate of outstanding borrowings under the senior secured credit facilities was approximately 7.4% and 7.5% for the quarter and nine months ended June 30, 2007, respectively.
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
$300.0 Million Holdings Senior Paid-in-Kind Loans
     In connection with the Company’s refinancing of its existing bank credit facility, $300.0 million in Holdings Senior Paid-in-Kind (“PIK”) Loans were issued by IAS, the parent company of IASIS, in order to repurchase equity from its stockholders. The $300.0 million Holdings Senior PIK Loans mature June 15, 2014. The Holdings Senior PIK Loans bear interest at an annual rate equal to LIBOR plus 5.25%. The Holdings Senior PIK Loans rank behind the Company’s existing debt and will convert to cash-pay after five years, at which time accrued interest becomes payable in cash. At June 30, 2007, the outstanding balance of the Holdings Senior PIK Loans was $308.0 million, which includes $8.0 million of interest that has accrued to the principal of these loans since the date of issuance.
3. ACQUISITIONS
Acquisition of Glenwood Regional Medical Center
     Effective as of January 31, 2007, the Company acquired substantially all of the assets of Glenwood Regional Medical Center (“Glenwood”) in West Monroe, Louisiana. The purchase price for the 242-bed hospital was $81.0 million, which was funded by cash on hand and $40.0 million drawn against the Company’s revolving credit facility. Amounts borrowed under the revolving credit facility to fund this acquisition were repaid from operating cash flows during the quarter ended March 31, 2007. The results of operations of Glenwood are included in the accompanying condensed consolidated statements of operations for the quarter and nine months ended June 30, 2007, from the effective date of the acquisition.
     The purchase price for the Glenwood acquisition, including direct transaction costs, has been preliminarily allocated as follows (in thousands):

Fair value of assets acquired and liabilities assumed:
Assets acquired
Accounts receivable, net	$11,358
Inventory, prepaid expenses and other current assets	3,838
Property and equipment	68,180
Other long-term assets	934

Total assets acquired	$84,310

Liabilities assumed	$6,080

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Acquisition of Alliance Hospital
     Effective as of May 31, 2007, the Company acquired substantially all of the assets of Alliance Hospital (“Alliance”) in Odessa, Texas. The purchase price for the 50-bed hospital was $65.5 million, which was funded in part by $60.6 million from the Company’s senior secured credit facilities, as well as units of limited partnership interest of Odessa Regional Hospital, LP, and the assumption of certain liabilities of Alliance. The operations of Alliance were immediately merged into Odessa Regional Hospital to form Odessa Regional Medical Center. The results of operations of Alliance are included in the accompanying condensed consolidated statements of operations for the quarter and nine months ended June 30, 2007, from the effective date of the acquisition.
     The purchase price for the Alliance acquisition, including direct transaction costs, has been preliminarily allocated as follows (in thousands):

Fair value of assets acquired and liabilities assumed:
Assets acquired
Accounts receivable, net	$4,315
Inventory, prepaid expenses and other current assets	2,227
Property and equipment	73,738

Total assets acquired	$80,280

Liabilities assumed	$15,161

     The purchase price allocations of the Glenwood and Alliance acquisitions will be adjusted when final working capital settlements are reached and the Company finalizes its estimate of the value of long-lived assets acquired based on appraisals from an independent valuation firm.
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
     The Company applies Financial Accounting Standards Board (“FASB”) Staff Position No. FIN 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners (“FIN 45-3”) to account for its minimum revenue guarantees entered into on or after January 1, 2006. FIN 45-3 requires that a liability for the estimated fair value of minimum revenue guarantees be recorded for these agreements and requires disclosure of the maximum amount that could be paid on all minimum revenue guarantees. The Company records an asset for the estimated fair value of the minimum revenue guarantees and amortizes the asset from the beginning of the guarantee payment period through the end of the agreement. At June 30, 2007 and September 30, 2006, the Company had liabilities for the minimum revenue guarantees entered into on or after January 1, 2006 totaling $7.6 million and $10.9 million, respectively.
     For recruiting agreements entered into prior to January 1, 2006, amounts advanced during the guarantee period are amortized to other operating expenses generally over the forgiveness period. At June 30, 2007 and

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2006, advances under recruiting agreements executed prior to January 1, 2006 totaled $4.2 million and $8.2 million, respectively, net of accumulated amortization, and are included in other assets in the Company’s condensed consolidated balance sheets. The asset related to these recruiting agreements will continue to be amortized over the remaining forgiveness period, unless the physician does not fulfill his or her responsibility outlined in the agreement, at which point it will be pursued for collection.
     At June 30, 2007, the maximum amount of all minimum revenue guarantees that could be paid prospectively was $20.8 million.
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
     Effective October 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS 123. Additionally, SFAS 123(R) supersedes APB 25, and amends SFAS No. 95, Statement of Cash Flows. Using the prospective transition method upon adoption of SFAS 123(R), the Company has implemented the fair value recognition provisions requiring all share-based payments to employees granted on or after October 1, 2006, including grants of employee stock options, to be recognized in the income statement based on their fair values. In accordance with the provisions of SFAS 123(R), the Company has elected to use the Black-Scholes-Merton model in determining the fair value of its share-based payments. The fair value of compensation costs will be amortized on a straight-line basis over the requisite service periods of the awards, generally equal to the awards’ vesting periods. The Company’s adoption of SFAS 123(R) did not have a material effect on the Company’s earnings before income taxes, net earnings or cash flows provided by operating activities.
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
2004 Stock Option Plan
     The IAS 2004 Stock Option Plan (the “2004 Stock Option Plan”) was established to promote the Company’s interests by providing additional incentives to its key employees, directors, service providers and consultants. The options granted under the plan represent the right to purchase IAS common stock upon exercise. Each option shall be identified as either an incentive stock option or a non-qualified stock option. The plan was adopted by the board of directors and sole stockholder of IAS in June 2004. The maximum number of shares of IAS common stock that may be issued pursuant to options granted under the 2004 Stock Option Plan is 2,048,650. In addition, prior to an initial public offering, an additional 146,000 shares of common stock will be available for grant in June of each year. The options become exercisable over a period not to exceed five years after the date of grant, subject to earlier vesting provisions as provided for in the 2004 Stock Option Plan. All options granted under the 2004 Stock Option Plan expire no later than 10 years from the respective dates of grant. At June 30, 2007, there were 538,105 options available for grant.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     Information regarding the Company’s stock option activity for the nine months ended June 30, 2007, is summarized below:

		Weighted
		Average Exercise
	# of Options	Price
Options outstanding at September 30, 2006	1,595,485	$22.28
Granted	7,080	$35.54
Exercised	—	—
Cancelled/forfeited	(92,020)	$25.27

Options outstanding at June 30, 2007	1,510,545	$22.16

Options exercisable at June 30, 2007	732,061	$20.84

     Given that the Company accounted for shared-based payments granted prior to October 1, 2006 under APB 25, SFAS 123(R) requires disclosure as if the Company had measured compensation cost for the stock options granted under the fair value based method prescribed by SFAS 123. Accordingly, net earnings for the prior year quarter and nine month period would have been changed to the pro forma amounts set forth below (in thousands):

		Nine Months
	Quarter Ended	Ended
	June 30, 2006	June 30, 2006
Net earnings as reported	$15,912	$28,495
Deduct: Total stock based employee compensation determined under fair value based method for all awards, net of related tax effects	(416)	(1,096)

Pro forma net earnings	$15,496	$27,399

     The following table provides information regarding assumptions used in the fair value measurement for options granted on or after October 1, 2006 and the weighted average assumptions used in the fair value pro forma disclosures required for stock-options granted prior to October 1, 2006.

	Options Granted	Options Granted
	On or After	Prior to
	October 1, 2006	October 1, 2006
Risk-free interest	4.55%	4.64%
Dividend yield	0.0%	0.0%
Volatility	36.9%	N/A
Expected option life	7.4 years	9.1 years
     For options granted on or after October 1, 2006, the Company used the Black-Scholes-Merton valuation model in determining the fair value measurement. Volatility for such options was estimated based on the historical stock price information of certain peer group companies for a period of time equal to the expected option life period.
6. CONTINGENCIES
Net Revenue
     The calculation of appropriate payments from the Medicare and Medicaid programs, including supplemental Medicaid reimbursement, as well as terms governing agreements with other third-party payors are complex and subject to interpretation. Final determination of amounts earned under the Medicare and Medicaid programs often occurs subsequent to the year in which services are rendered because of audits by the programs, rights of appeal and the application of numerous technical

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
provisions. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term. In the opinion of management, adequate provision has been made for adjustments that may result from such routine audits and appeals.
Professional, General and Workers’ Compensation Liability Risks
     The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment and personal injuries. To cover these types of claims, the Company maintains general liability and professional liability insurance in excess of self-insured retentions through a commercial insurance carrier in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is currently not a party to any such proceedings that, in the Company’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company expenses an estimate of the costs it expects to incur under the self-insured retention exposure for general and professional liability claims using historical claims data, demographic factors, severity factors, current incident logs and other actuarial analysis. At June 30, 2007 and September 30, 2006, the Company’s professional and general liability accrual for asserted and unasserted claims totaled $40.1 million and $38.1 million, respectively. The valuation from the Company’s independent actuary, received during the second quarter of fiscal 2007, for professional and general liability losses resulted in a change in related estimates for prior periods which decreased professional and general liability expense by $3.8 million during the nine months ended June 30, 2007. No changes to estimates for prior periods occurred during the quarter ended June 30, 2007.
     The Company is subject to claims and legal actions in the ordinary course of business relative to workers’ compensation and other labor and employment matters. To cover these types of claims, the Company maintains workers’ compensation insurance coverage with a self-insured retention. The Company accrues costs of workers’ compensation claims based upon estimates derived from its claims experience. The valuation from the Company’s independent actuary, received during the second quarter of fiscal 2007, for workers’ compensation losses resulted in a change in related estimates for prior periods which decreased workers’ compensation expense by $648,000 during the nine months ended June 30, 2007. No changes to estimates for prior periods occurred during the quarter ended June 30, 2007.
Health Choice
     Health Choice has entered into capitated contracts whereby the Plan provides healthcare services in exchange for fixed periodic and supplemental payments from the Arizona Health Care Cost Containment System (“AHCCCS”) and the Centers for Medicare & Medicaid Services (“CMS”). These services are provided regardless of the actual costs incurred to provide these services. The Company receives reinsurance and other supplemental payments from AHCCCS to cover certain costs of healthcare services that exceed certain thresholds. The Company believes the capitated payments, together with reinsurance and other supplemental payments are sufficient to pay for the services Health Choice is obligated to deliver. As of June 30, 2007, the Company has provided a performance guaranty in the form of a letter of credit in the amount of $20.6 million for the benefit of AHCCCS to support its obligations under the Health Choice contract to provide and pay for the healthcare services. The amount of the performance guaranty is generally based in part upon the membership in the Plan and the related capitation revenue paid to Health Choice. Additionally, Health Choice maintains a minimum cash balance of $5.0 million.
     Effective January 1, 2006, Health Choice became a Medicare Advantage Prescription Drug Special Needs Plan (“SNP”) provider under a contract with CMS. The SNP allows Health Choice to offer Medicare and Part D drug benefit coverage for dual-eligible members, or those that are eligible for Medicare and Medicaid. Health Choice has historically served these members through the AHCCCS Medicaid program. Pursuant to a performance guarantee required under the contract with CMS, Health Choice has an intercompany demand note with the Company.
Capital Expenditure Commitments
     At June 30, 2007, the Company continued construction of Mountain Vista Medical Center, its new hospital in Mesa, Arizona, which opened July 23, 2007. Additionally, the Company is expanding and renovating some of its existing facilities to more effectively deliver patient care and provide a

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
greater variety of services. The Company had incurred approximately $175.7 million in uncompleted projects as of June 30, 2007, which is included in property and equipment in the accompanying condensed consolidated balance sheet. At June 30, 2007, the Company had various construction and other projects in progress with an estimated additional cost to complete and equip of approximately $130.2 million, including approximately $25.0 million for the construction of Mountain Vista Medical Center and approximately $77.0 million to $82.0 million for two patient tower expansions in the Company’s Utah market.
Variable Interest Entities
     The Company is a party to five contractual agreements pursuant to which it may be required to make monthly payments to the developers and managers of certain medical office buildings located on its hospital campuses through minimum rent revenue support arrangements. The Company entered into these commercial arrangements to cause developers to commence construction of medical office buildings and manage the buildings upon their completion in order to meet the need for medical office space in the communities served by its hospitals. The five contracts were entered into at various times since 2003 and each has a term of seven years starting 30 days after completion of the related building construction. Four of these buildings were complete at June 30, 2007. The Company has determined that it is not the primary beneficiary under any of these contracts. The maximum annual amount the Company would pay in the aggregate under these contracts assuming no changes to current lease levels would be approximately $1.3 million.
Acquisitions
     The Company has acquired and in the future may choose to acquire businesses with prior operating histories. Such businesses may have unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations, such as billing and reimbursement, fraud and abuse and similar anti-referral laws. Although the Company has procedures designed to conform business practices to its policies following the completion of any acquisition, there can be no assurance that the Company will not become liable for previous activities of prior owners that may later be asserted to be improper by private plaintiffs or government agencies. Although the Company generally seeks to obtain indemnification from prospective sellers covering such matters, there can be no assurance that any such matter will be covered by indemnification, or if covered, that such indemnification will be adequate to cover potential losses and fines.
Other
     On August 13, 2007, the Company learned that on July 23, 2007, the U.S. District Court for the District of Arizona unsealed a qui tam action filed against IAS by a relator on behalf of the United States. The relator formerly was the chief compliance officer of IAS. The action originally was filed under seal on March 11, 2005. An amended complaint was filed under seal on March 27, 2006, and a second amended complaint was filed under seal on July 20, 2007. The qui tam action seeks monetary damages and civil penalties under the Federal False Claims Act (the “FCA”) and includes allegations that certain business practices of IAS related to physician relationships and the medical necessity of certain procedures resulted in the submission of claims for reimbursement in violation of the FCA. The action was unsealed after the United States Department of Justice, on May 31, 2007, filed a notice with the court stating that it was declining to intervene at this time on behalf of the federal government. The government stated in the notice that it is continuing its investigation. Although the United States has given notice that it is not intervening in the case at this time, the qui tam relator is permitted to maintain the action. The Company intends to vigorously defend against the allegations made by the qui tam relator and bring this matter to its ultimate resolution. There can be no assurance as to the outcome of this matter.
     In September 2005, while the qui tam action was under seal, IAS received a subpoena from the Office of Inspector General (“OIG”) requesting production of documents, dating back to January 1999, primarily related to contractual arrangements between certain physicians and the Company’s hospitals, including leases, medical directorships and recruitment agreements. The Company incurred $3.4 million and $2.1 million in legal fees and other expenses associated with responding to the OIG’s request for information during each of the quarters ended June 30, 2007 and 2006, respectively, and $8.1 million and $6.9 million during the nine months ended June 30, 2007 and 2006, respectively. The Company maintains a comprehensive compliance program and endeavors to ensure that the Company maintains high standards of conduct in the operation of the Company’s business in compliance with all applicable laws. Although the Company continues to be fully committed to regulatory compliance and will cooperate diligently with governmental authorities regarding any continued investigation, there can be no assurance as to the outcome of this matter.
     If either a continued governmental investigation or the qui tam action were to be resolved in a manner unfavorable to the Company, it could have a material adverse effect on the Company’s business, financial condition and results of operations, including exclusion from the Medicare and Medicaid programs. Further, the outcome of these matters may result in significant fines, other penalties (including the award of up to treble damages under the FCA) and/or adverse publicity.
     The Company believes it is in material compliance with all applicable laws and regulations. Compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action, including fines, penalties and exclusion from the Medicare and Medicaid programs.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007, with early adoption encouraged. This statement provides a single definition of fair value, establishes a framework for measuring fair value, and expands disclosures concerning fair value measurements. The Company does not anticipate a material impact on its results of operations or financial position from the adoption of SFAS 157.
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

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the Quarter Ended June 30, 2007
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue	$357,254	$—	$—	$357,254
Premium revenue	—	113,371	—	113,371
Revenue between segments	2,933	—	(2,933)	—

Net revenue	360,187	113,371	(2,933)	470,625

Salaries and benefits	144,818	3,853	—	148,671
Supplies	55,444	59	—	55,503
Medical claims	—	96,942	(2,933)	94,009
Other operating expenses	72,437	3,887	—	76,324
Provision for bad debts	33,892	—	—	33,892
Rentals and leases	8,237	340	—	8,577
Business interruption insurance recoveries	(1,525)	—	—	(1,525)

Adjusted EBITDA(1)	46,884	8,290	—	55,174

Interest expense, net	17,834	—	—	17,834
Depreciation and amortization	18,893	889	—	19,782
Loss on extinguishment of debt	6,229	—	—	6,229
Management fees	1,187	—	—	1,187

Earnings before gain on disposal of assets, minority interests and income taxes	2,741	7,401	—	10,142
Gain on disposal of assets, net	70	—	—	70
Minority interests	(800)	—	—	(800)

Earnings before income taxes	$2,011	$7,401	$—	$9,412

Segment assets	$1,993,320	$147,210		$2,140,530

Goodwill	$750,722	$5,757		$756,479

	For the Quarter Ended June 30, 2006
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue	$314,994	$—	$—	$314,994
Premium revenue	—	105,969	—	105,969
Revenue between segments	2,538	—	(2,538)	—

Net revenue	317,532	105,969	(2,538)	420,963

Salaries and benefits	117,031	3,294	—	120,325
Supplies	48,737	77	—	48,814
Medical claims	—	92,679	(2,538)	90,141
Other operating expenses	62,365	3,397	—	65,762
Provision for bad debts	32,800	—	—	32,800
Rentals and leases	8,665	248	—	8,913
Business interruption insurance recoveries	(8,320)	—	—	(8,320)

Adjusted EBITDA(1)	56,254	6,274	—	62,528

Interest expense, net	17,438	—	—	17,438
Depreciation and amortization	15,400	851	—	16,251
Management fees	1,047	—	—	1,047

Earnings before loss on disposal of assets, minority interests and income taxes	22,369	5,423	—	27,792
Loss on disposal of assets, net	(710)	—	—	(710)
Minority interests	(1,718)	—	—	(1,718)

Earnings before income taxes	$19,941	$5,423	$—	$25,364

Segment assets	$1,790,877	$133,246		$1,924,123

Goodwill	$749,038	$5,757		$754,795

(1)	Adjusted EBITDA represents net earnings before interest expense, income tax expense, depreciation and amortization, loss on extinguishment of debt, management fees, gain (loss) on disposal of assets, and minority interests. Management fees represent monitoring and advisory fees paid to Texas Pacific Group (“TPG”), the Company’s majority financial sponsor, and certain other members of IASIS Investment LLC. Management routinely calculates and communicates adjusted EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within the healthcare industry to evaluate hospital performance, allocate resources and measure leverage capacity and debt service ability. In addition, the Company uses adjusted EBITDA as a measure of performance for its business segments and for incentive compensation purposes. Adjusted EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

alternative to net earnings, cash flows generated by operating, investing, or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Adjusted EBITDA, as presented, differs from what is defined under the Company’s senior secured credit facilities and may not be comparable to similarly titled measures of other companies.

	For the Nine Months Ended June 30, 2007
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue	$1,030,212	$—	$—	$1,030,212
Premium revenue	—	329,949	—	329,949
Revenue between segments	8,703	—	(8,703)	—

Net revenue	1,038,915	329,949	(8,703)	1,360,161

Salaries and benefits	403,132	10,888	—	414,020
Supplies	157,903	227	—	158,130
Medical claims	—	282,946	(8,703)	274,243
Other operating expenses	203,174	11,484	—	214,658
Provision for bad debts	99,757	—	—	99,757
Rentals and leases	25,400	866	—	26,266
Business interruption insurance recoveries	(3,443)	—	—	(3,443)

Adjusted EBITDA(1)	152,992	23,538	—	176,530

Interest expense, net	52,074	—	—	52,074
Depreciation and amortization	52,218	2,664	—	54,882
Loss on extinguishment of debt	6,229	—	—	6,229
Management fees	3,560	—	—	3,560

Earnings before loss on disposal of assets, minority interests and income taxes	38,911	20,874	—	59,785
Loss on disposal of assets, net	(1,243)	—	—	(1,243)
Minority interests	(3,654)	—	—	(3,654)

Earnings before income taxes	$34,014	$20,874	$—	$54,888

Segment assets	$1,993,320	$147,210		$2,140,530

Capital expenditures	$150,488	$331		$150,819

Goodwill	$750,722	$5,757		$756,479

	For the Nine Months Ended June 30, 2006
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue	$919,855	$—	$—	$919,855
Premium revenue	—	298,541	—	298,541
Revenue between segments	7,047	—	(7,047)	—

Net revenue	926,902	298,541	(7,047)	1,218,396

Salaries and benefits	341,941	9,391	—	351,332
Supplies	143,548	194	—	143,742
Medical claims	—	260,617	(7,047)	253,570
Other operating expenses	172,161	9,689	—	181,850
Provision for bad debts	110,302	—	—	110,302
Rentals and leases	25,457	799	—	26,256
Business interruption insurance recoveries	(8,320)	—	—	(8,320)

Adjusted EBITDA(1)	141,813	17,851	—	159,664

Interest expense, net	52,376	—	—	52,376
Depreciation and amortization	52,130	2,537	—	54,667
Management fees	3,142	—	—	3,142

Earnings before loss on disposal of assets, minority interests and income taxes	34,165	15,314	—	49,479
Loss on disposal of assets, net	(840)	—	—	(840)
Minority interests	(2,388)	—	—	(2,388)

Earnings before income taxes	$30,937	$15,314	$—	$46,251

Segment assets	$1,790,877	$133,246		$1,924,123

Capital expenditures	$92,968	$278		$93,246

Goodwill	$749,038	$5,757		$754,795

(1)	Adjusted EBITDA represents net earnings before interest expense, income tax expense, depreciation and amortization, loss on extinguishment of debt, management fees, loss on disposal of assets, and minority interests. Management fees represent monitoring and advisory fees paid to TPG, the Company’s majority financial sponsor, and certain other members of IASIS Investment LLC. Management routinely calculates and communicates adjusted EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within the healthcare industry to evaluate hospital performance, allocate resources and measure leverage capacity and debt service ability. In addition, the Company uses adjusted

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
9. HURRICANE RITA INSURANCE RECOVERIES
     During the quarter and nine months ended June 30, 2007, the Company received business interruption insurance recoveries of $1.5 million and $3.4 million, respectively, resulting from the temporary closure and disruption of operations at The Medical Center of Southeast Texas in 2005, related to Hurricane Rita. Amounts received during the quarter ended June 30, 2007, represent final settlement of the Company’s business interruption insurance claim.
10. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
     The 8 3/4% notes described in Note 2 are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s existing domestic subsidiaries, other than non-guarantor subsidiaries which include Health Choice and the Company’s non-wholly owned subsidiaries.
     Summarized condensed consolidating balance sheets at June 30, 2007 and September 30, 2006, condensed consolidating statements of operations for the quarter and nine months ended June 30, 2007 and 2006 and condensed consolidating statements of cash flows for the nine months ended June 30, 2007 and 2006 for the Company, segregating the parent company issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, are found below. Prior year amounts have been reclassified to conform to the current year presentation.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Balance Sheet (unaudited)
June 30, 2007
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$(5,384)	$5,860	$—	$476
Accounts receivable, net	—	141,702	86,433	—	228,135
Inventories	—	25,967	14,968	—	40,935
Deferred income taxes	25,208	—	—	—	25,208
Prepaid expenses and other current assets	—	21,481	29,884	—	51,365

Total current assets	25,208	183,766	137,145	—	346,119

Property and equipment, net	—	434,029	519,786	—	953,815
Intercompany	—	52,916	(52,916)	—	—
Net investment in and advances to subsidiaries	1,585,606	—	—	(1,585,606)	—
Goodwill	22,008	207,074	527,397	—	756,479
Other intangible assets, net	—	—	36,750	—	36,750
Other assets, net	21,392	21,433	4,542	—	47,367

Total assets	$1,654,214	$899,218	$1,172,704	$(1,585,606)	$2,140,530

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$39,444	$33,343	$—	$72,787
Salaries and benefits payable	—	27,735	13,175	—	40,910
Accrued interest payable	7,806	(2,070)	2,070	—	7,806
Medical claims payable	—	—	78,804	—	78,804
Other accrued expenses and other current liabilities	—	32,984	25,721	—	58,705
Current portion of long-term debt and capital lease obligations	4,542	3,967	9,268	(9,268)	8,509

Total current liabilities	12,348	102,060	162,381	(9,268)	267,521

Long-term debt and capital lease obligations	994,513	28,097	240,261	(240,261)	1,022,610
Deferred income taxes	82,289	—	—	—	82,289
Other long-term liabilities	—	48,269	—	—	48,269
Minority interest	—	36,085	—	—	36,085

Total liabilities	1,089,150	214,511	402,642	(249,529)	1,456,774

Member’s equity	565,064	684,707	770,062	(1,336,077)	683,756

Total liabilities and equity	$1,654,214	$899,218	$1,172,704	$(1,585,606)	$2,140,530

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

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
For the Quarter Ended June 30, 2007 (unaudited)
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue:
Acute care revenue	$—	$215,716	$144,471	$(2,933)	$357,254
Premium revenue	—	—	113,371	—	113,371

Total net revenue	—	215,716	257,842	(2,933)	470,625

Costs and expenses:
Salaries and benefits	—	97,416	51,255	—	148,671
Supplies	—	36,348	19,155	—	55,503
Medical claims	—	—	96,942	(2,933)	94,009
Other operating expenses	—	44,485	31,839	—	76,324
Provision for bad debts	—	22,510	11,382	—	33,892
Rentals and leases	—	5,493	3,084	—	8,577
Interest expense, net	17,834	—	5,110	(5,110)	17,834
Depreciation and amortization	—	12,667	7,115	—	19,782
Management fees	1,187	(3,249)	3,249	—	1,187
Loss on extinguishment of debt	6,229	—	—	—	6,229
Business interruption insurance recoveries	—	—	(1,525)	—	(1,525)
Equity in earnings of affiliates	(29,556)	—	—	29,556	—

Total costs and expenses	(4,306)	215,670	227,606	21,513	460,483

Earnings (loss) before gain (loss) on disposal of assets, minority interests and income taxes	4,306	46	30,236	(24,446)	10,142
Gain (loss) on disposal of assets, net	—	(21)	91	—	70
Minority interests	—	(800)	—	—	(800)

Earnings (loss) before income taxes	4,306	(775)	30,327	(24,446)	9,412
Income tax expense	3,104	—	—	—	3,104

Net earnings (loss)	$1,202	$(775)	$30,327	$(24,446)	$6,308

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
For the Quarter Ended June 30, 2006 (unaudited)
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue:
Acute care revenue	$—	$195,982	$121,550	$(2,538)	$314,994
Premium revenue	—	—	105,969	—	105,969

Total net revenue	—	195,982	227,519	(2,538)	420,963

Costs and expenses:
Salaries and benefits	—	77,427	42,898	—	120,325
Supplies	—	33,811	15,003	—	48,814
Medical claims	—	—	92,679	(2,538)	90,141
Other operating expenses	—	42,350	23,412	—	65,762
Provision for bad debts	—	20,856	11,944	—	32,800
Rentals and leases	—	5,880	3,033	—	8,913
Interest expense, net	17,438	—	5,280	(5,280)	17,438
Depreciation and amortization	—	9,922	6,329	—	16,251
Management fees	1,047	(2,847)	2,847	—	1,047
Business interruption insurance recoveries	—	—	(8,320)	—	(8,320)
Equity in earnings of affiliates	(38,569)	—	—	38,569	—

Total costs and expenses	(20,084)	187,399	195,105	30,751	393,171

Earnings (loss) before loss on disposal of assets, minority interests and income taxes	20,084	8,583	32,414	(33,289)	27,792
Loss on disposal of assets, net	—	(34)	(676)	—	(710)
Minority interests	—	(1,718)	—	—	(1,718)

Earnings (loss) before income taxes	20,084	6,831	31,738	(33,289)	25,364
Income tax expense	9,452	—	—	—	9,452

Net earnings (loss)	$10,632	$6,831	$31,738	$(33,289)	$15,912

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
For the Nine Months Ended June 30, 2007 (unaudited)
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue:
Acute care revenue	$—	$618,128	$420,787	$(8,703)	$1,030,212
Premium revenue	—	—	329,949	—	329,949

Total net revenue	—	618,128	750,736	(8,703)	1,360,161

Costs and expenses:
Salaries and benefits	—	268,946	145,074	—	414,020
Supplies	—	105,410	52,720	—	158,130
Medical claims	—	—	282,946	(8,703)	274,243
Other operating expenses	—	120,863	93,795	—	214,658
Provision for bad debts	—	68,236	31,521	—	99,757
Rentals and leases	—	16,970	9,296	—	26,266
Interest expense, net	52,074	—	15,729	(15,729)	52,074
Depreciation and amortization	—	34,560	20,322	—	54,882
Management fees	3,560	(8,867)	8,867	—	3,560
Loss on extinguishment of debt	6,229	—	—	—	6,229
Business interruption insurance recoveries	—	—	(3,443)	—	(3,443)
Equity in earnings of affiliates	(95,959)	—	—	95,959	—

Total costs and expenses	(34,096)	606,118	656,827	71,527	1,300,376

Earnings (loss) before loss on disposal of assets, minority interests and income taxes	34,096	12,010	93,909	(80,230)	59,785
Loss on disposal of assets, net	—	(1,097)	(146)	—	(1,243)
Minority interests	—	(3,654)	—	—	(3,654)

Earnings (loss) before income taxes	34,096	7,259	93,763	(80,230)	54,888
Income tax expense	21,042	—	—	—	21,042

Net earnings (loss)	$13,054	$7,259	$93,763	$(80,230)	$33,846

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
For the Nine Months Ended June 30, 2006 (unaudited)
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue:
Acute care revenue	$—	$574,053	$352,849	$(7,047)	$919,855
Premium revenue	—	—	298,541	—	298,541

Total net revenue	—	574,053	651,390	(7,047)	1,218,396

Costs and expenses:
Salaries and benefits	—	225,163	126,169	—	351,332
Supplies	—	99,970	43,772	—	143,742
Medical claims	—	—	260,617	(7,047)	253,570
Other operating expenses	—	116,061	65,789	—	181,850
Provision for bad debts	—	69,742	40,560	—	110,302
Rentals and leases	—	17,630	8,626	—	26,256
Interest expense, net	52,376	—	15,030	(15,030)	52,376
Depreciation and amortization	—	33,472	21,195	—	54,667
Management fees	3,142	(7,882)	7,882	—	3,142
Business interruption insurance recoveries	—	—	(8,320)	—	(8,320)
Equity in earnings of affiliates	(86,739)	—	—	86,739	—

Total costs and expenses	(31,221)	554,156	581,320	64,662	1,168,917

Earnings (loss) before loss on disposal of assets, minority interests and income taxes	31,221	19,897	70,070	(71,709)	49,479
Loss on disposal of assets, net	—	(140)	(700)	—	(840)
Minority interests	—	(2,388)	—	—	(2,388)

Earnings (loss) before income taxes	31,221	17,369	69,370	(71,709)	46,251
Income tax expense	17,756	—	—	—	17,756

Net earnings (loss)	$13,465	$17,369	$69,370	$(71,709)	$28,495

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended June 30, 2007 (unaudited)
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net earnings (loss)	$13,054	$7,259	$93,763	$(80,230)	$33,846
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	34,560	20,322	—	54,882
Amortization of loan costs	2,227	—	—	—	2,227
Minority interests	—	—	3,654	—	3,654
Deferred income taxes	17,319	—	—	—	17,319
Loss on disposal of assets, net	—	1,097	146	—	1,243
Loss on extinguishment of debt	5,091	—	—	—	5,091
Equity in earnings of affiliates	(95,959)	—	—	95,959	—
Changes in operating assets and liabilities, net of the effect of acquisitions:
Accounts receivable	—	(15,544)	(13,839)	—	(29,383)
Inventories, prepaid expenses and other current assets	—	3,533	(14,594)	—	(11,061)
Accounts payable, other accrued expenses and other accrued liabilities	(12,158)	(8,704)	22,083	—	1,221

Net cash provided by (used in) operating activities	(70,426)	22,201	111,535	15,729	79,039

Cash flows from investing activities
Purchases of property and equipment	—	(31,778)	(119,041)	—	(150,819)
Cash paid for acquisitions, net	—	(78,230)	(61,602)	—	(139,832)
Proceeds from sale of assets	—	986	—	—	986
Change in other assets	—	2,397	2,012	—	4,409

Net cash used in investing activities	—	(106,625)	(178,631)	—	(285,256)

Cash flows from financing activities
Payment of debt and capital lease obligations	(608,149)	(1,647)	(1,367)	—	(611,163)
Proceeds from debt borrowings	740,300	—	—	—	740,300
Debt financing costs incurred	(7,890)	—	—	—	(7,890)
Distribution to parent for debt financing costs	(6,586)	—	—	—	(6,586)
Distribution of minority interests	—	—	(3,387)	—	(3,387)
Proceeds received from sale of partnership interests	—	—	4	—	4
Change in intercompany balances with affiliates, net	(47,249)	(13,831)	76,809	(15,729)	—

Net cash provided by (used in) financing activities	70,426	(15,478)	72,059	(15,729)	111,278

Increase (decrease) in cash and cash equivalents	—	(99,902)	4,963	—	(94,939)
Cash and cash equivalents at beginning of period	—	94,518	897	—	95,415

Cash and cash equivalents at end of period	$—	$(5,384)	$5,860	$—	$476

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended June 30, 2006 (unaudited)
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net earnings (loss)	$13,465	$17,369	$69,370	$(71,709)	$28,495
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	33,472	21,195	—	54,667
Amortization of loan costs	2,209	—	—	—	2,209
Minority interests	—	—	2,388	—	2,388
Deferred income taxes	16,959	—	—	—	16,959
Loss on disposal of assets, net	—	140	700	—	840
Equity in earnings of affiliates	(86,739)	—	—	86,739	—
Changes in operating assets and liabilities:
Accounts receivable	—	(13,313)	(3,941)	—	(17,254)
Inventories, prepaid expenses and other current assets	—	(6,229)	(8,212)	—	(14,441)
Accounts payable, other accrued expenses and other accrued liabilities	(9,209)	22,823	17,105	—	30,719

Net cash provided by (used in) operating activities	(63,315)	54,262	98,605	15,030	104,582

Cash flows from investing activities
Purchases of property and equipment	—	(40,768)	(52,478)	—	(93,246)
Change in other assets	—	(269)	93	—	(176)

Net cash used in investing activities	—	(41,037)	(52,385)	—	(93,422)

Cash flows from financing activities
Payment of debt and capital lease obligations	(3,302)	(1,822)	(865)	—	(5,989)
Distribution of minority interests	—	—	(1,702)	—	(1,702)
Change in intercompany balances with affiliates, net	66,617	(3,288)	(48,299)	(15,030)	—
Proceeds received from sale of partnership interests	—	(125)	4,622	—	4,497

Net cash provided by (used in) financing activities	63,315	(5,235)	(46,244)	(15,030)	(3,194)

Increase (decrease) in cash and cash equivalents	—	7,990	(24)	—	7,966
Cash and cash equivalents at beginning of period	—	88,597	500	—	89,097

Cash and cash equivalents at end of period	$—	$96,587	$476	$—	$97,063

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
11. SUBSEQUENT EVENTS
     On July 23, 2007, the Company opened Mountain Vista Medical Center, its new 176-bed hospital in Mesa, Arizona. In connection with pre-opening activities, the Company incurred start-up losses of $2.5 million and $90,000 during the quarters ended June 30, 2007 and 2006, respectively, and $3.9 million and $175,000 during the nine months ended June 30, 2007 and 2006, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements, the notes to our unaudited condensed consolidated financial statements and the other financial information appearing elsewhere in this report. Data for the quarter and nine months ended June 30, 2007 and 2006 has been derived from our unaudited condensed consolidated financial statements. References herein to “we,” “our” and “us” are to IASIS Healthcare LLC and its subsidiaries.
FORWARD LOOKING STATEMENTS
     Some of the statements we make in this report are forward-looking within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations including, but not limited to, the discussions of our operating and growth strategy (including possible acquisitions and dispositions), financing needs, projections of revenue, income or loss, capital expenditures and future operations. Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results in future periods to differ materially from those anticipated in the forward-looking statements. Those risks and uncertainties include, among others, the risks and uncertainties related to our ability to generate sufficient cash to service our existing indebtedness, our substantial level of indebtedness that could adversely affect our financial condition, our ability to retain and negotiate favorable contracts with managed care plans, changes in legislation that may significantly reduce government healthcare spending and our revenue, our hospitals’ competition for patients from other hospitals and healthcare providers, our hospitals facing a growth in bad debts resulting from increased self-pay volume and revenue, our ability to recruit and retain quality physicians, our hospitals’ competition for staffing which may increase our labor costs and reduce profitability, our failure to consistently enhance our hospitals with the most recent technological advances in diagnostic and surgical equipment that would adversely affect our ability to maintain and expand our markets, our failure to comply with extensive laws and government regulations, the outcome of (and expenses incurred in connection with) pending qui tam litigation and the Office of Inspector General (“OIG”) investigation, the possibility that we may become subject to federal and state investigations in the future, our ability to satisfy regulatory requirements with respect to our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, a failure of our information systems that would adversely affect our ability to properly manage our operations, an economic downturn or other material change in any one of the regions in which we operate, potential liabilities because of claims brought against our facilities, increasing insurance costs that may reduce our cash flows, the impact of certain factors, including severe weather conditions and natural disasters, on our revenue and volume trends at our hospitals, our ability to control costs at Health Choice Arizona, Inc., the possibility of Health Choice Arizona, Inc.’s contract with the Arizona Health Care Cost Containment System (“AHCCCS”) being discontinued or experiencing materially reduced reimbursements, significant competition from other healthcare companies and state efforts to regulate the sale of not-for-profit hospitals that may affect our ability to acquire hospitals, difficulties with the integration of acquisitions, including Glenwood Regional Medical Center and Alliance Hospital, that may disrupt our ongoing operations, difficulties with the opening of our new hospital that may require unanticipated start-up costs, the significant capital expenditures that would be involved in the construction of other new hospitals that could have an adverse effect on our liquidity, the rising costs for construction materials and labor that could have an adverse impact on the return on investment relating to our new hospital and other expansion projects, state efforts to regulate the construction or expansion of hospitals that could impair our ability to operate and expand our operations, our dependence on key personnel, the loss of one or more of which could have a material adverse effect on our business, potential responsibilities and costs under environmental laws that could lead to material expenditures or liability, the possibility of a decline in the fair value of our reporting units that could result in a material non-cash charge to earnings and those risks, uncertainties and other matters detailed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006, and in our subsequent filings with the Securities and Exchange Commission (the “SEC”).
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
EXECUTIVE OVERVIEW
     We are a leading owner and operator of medium-sized acute care hospitals in high-growth urban and suburban markets. We operate our hospitals with a strong community focus by offering and developing healthcare services targeted to the needs of the markets we serve, promoting strong relationships with physicians and working with local managed care plans. At June 30, 2007, we owned or leased 15 acute care hospitals and one behavioral health hospital, with a total of 2,517 beds in service, located in six regions:
•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	Tampa-St. Petersburg, Florida;

•	three cities in Texas, including San Antonio;

•	Las Vegas, Nevada; and

•	West Monroe, Louisiana.
     On July 23, 2007, we opened Mountain Vista Medical Center, a new 176-bed hospital located in Mesa, Arizona. Total costs to build and equip the new hospital approximated $180.0 million. During the quarter and nine months ended June 30, 2007, we incurred losses of $2.5 million and $3.9 million, respectively, associated with pre-opening activities at the new hospital.
     We also own and operate a Medicaid and Medicare managed health plan in Phoenix called Health Choice Arizona, Inc. (“Health Choice” or the “Plan”).
Impact of Acquisitions
     Effective as of January 31, 2007, we completed our acquisition of Glenwood Regional Medical Center (“Glenwood”) located in West Monroe, Louisiana. The purchase price for the 242-bed hospital was approximately $81.0 million, which is subject to a final net working capital settlement with the seller. The transaction was funded with cash on hand and $40.0 million drawn against our revolving credit facility. Amounts borrowed to fund this acquisition were repaid from operating cash flows during the quarter ended March 31, 2007. The results of operations of Glenwood are included in our financial and operating results for the quarter and nine months ended June 30, 2007, from the effective date of the acquisition.
     Effective as of May 31, 2007, we completed our acquisition of Alliance Hospital (“Alliance”) located in Odessa, Texas. The purchase price for the 50-bed hospital was $65.5 million, which is subject to a final net working capital settlement with the seller. The transaction was funded in part by $60.6 million from our senior secured credit facilities, as well as units of limited partnership interest of Odessa Regional Hospital, LP, and the assumption of certain liabilities of Alliance. Upon acquisition, the operations of Alliance were immediately merged into Odessa Regional Hospital to form Odessa Regional Medical Center. The results of operations of Alliance are included in our financial and operating results for the quarter and nine months ended June 30, 2007, from the effective date of the acquisition.
     As we are able to successfully complete hospital acquisitions, we cannot guarantee that we will be able to effectively integrate the acquired facilities with our operations. The process of integrating acquired hospitals may require an increase in capital expenditures and working capital, along with a disproportionate amount of management’s time and attention, potentially distracting management from its day-to-day responsibilities. In addition, poor integration of acquired facilities could cause interruptions to our business activities, including those of the acquired facilities. As a result, we may not realize all or any of the anticipated benefits of an acquisition and we may incur significant costs related to the acquisitions or integration of these facilities. In addition, we may acquire hospitals that have unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations. Although we seek indemnification from prospective sellers covering these matters, we may nevertheless have material liabilities for past activities of acquired hospitals.
Hurricane Rita Insurance Recoveries
     During the quarter and nine months ended June 30, 2007, we received business interruption insurance recoveries of $1.5 million and $3.4 million, respectively, resulting from the temporary closure and disruption of operations at The Medical Center of Southeast Texas in 2005, related to Hurricane Rita. Amounts received during the quarter ended June 30, 2007, represent final settlement of our business interruption insurance claim. To date, we have received cumulative business interruption insurance recoveries of $12.4 million, which are net of $4.6 million in related deductibles.
Revenue and Volume Trends
     Net revenue is comprised of acute care and premium revenue. Acute care revenue is comprised of net patient revenue and other revenue. A large percentage of our hospitals’ net patient revenue consists of fixed payment, discounted sources, including Medicare, Medicaid and managed care organizations. Reimbursement for Medicare and Medicaid services are often fixed regardless of the cost incurred or the level of services provided. Similarly, a greater percentage of the managed care companies we contract with reimburse providers on a fixed payment basis regardless of the costs incurred or the level of services provided. Net patient revenue is reported net of discounts and contractual adjustments. The contractual adjustments principally result from differences between the hospitals’ established charges and payment rates under Medicare, Medicaid and various managed care plans. The calculation of appropriate payments from the Medicare and Medicaid programs, including supplemental Medicaid reimbursement, as well as terms governing agreements with other third-party payors are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount. Premium revenue consists of revenue from Health Choice, our Medicaid and Medicare managed health plan. Other revenue includes medical office building rental income and other miscellaneous revenue.
     Net revenue for the quarter ended June 30, 2007, increased 11.8% to $470.6 million, compared with $421.0 million for the prior year quarter. The acquisitions of Glenwood and Alliance, increases in managed care reimbursement rates and supplemental Medicaid reimbursement, and a slight increase in overall acuity have contributed to the $42.2 million increase in acute care revenue, while premium revenue at Health Choice contributed $7.4 million to the total increase in net revenue.
     Net revenue for the nine months ended June 30, 2007, increased 11.6% to $1.360 billion, compared with $1.218 billion for the same prior year period. The acquisitions of Glenwood and Alliance, volume growth during the nine month period, increases in managed care rates, growth in inpatient revenue mix and increases in supplemental Medicaid reimbursement have contributed to the $110.4 million increase in acute care revenue, while premium revenue at Health Choice contributed $31.4 million to the total increase in net revenue.
      We have experienced an increase in net patient revenue at our hospital operations, which, in part, is driven by volume growth and favorable pricing trends. During the nine months ended June 30, 2007, admissions and adjusted admissions increased 8.8% and 6.8%, respectively, compared with the same prior year period. During the quarter ended June 30, 2007, admissions and adjusted admissions increased 10.1% and 8.3%, respectively, compared with the prior year quarter. Volume increases during these periods include the impact from our acquisitions of Glenwood and Alliance. During the nine months ended June 30, 2007, same-facility admissions and adjusted admissions increased 3.0% and 1.9%, respectively, compared to the same prior year period. For the quarter ended June 30, 2007, same-facility admissions increased 0.2% and adjusted admissions declined 0.3%, compared to the prior year quarter. On a same-facility basis, we have experienced volume growth in all of our markets, except Arizona. Despite volume declines in Arizona for the quarter, admissions in this market for the nine months ended June 30, 2007, is consistent with the same prior year period. From a pricing perspective, we continue to benefit from managed care contracting strategies and related price increases that were obtained throughout the past year. However, the continuing consolidation of payors in certain markets may result in reduced reimbursement from managed care organizations in future periods. In addition, during fiscal 2007, we have experienced an overall increase in our inpatient revenue mix, which has contributed to our favorable pricing trend. From a service line standpoint, we have experienced an increase in certain higher acuity services, such as inpatient and outpatient surgeries, including cardiovascular surgical cases, as well as increases in other services such as neonatology, obstetrics and inpatient rehabilitation, compared to the prior year periods.

     Our acute care revenue has also increased as a result of increases in supplemental Medicaid reimbursement, including a program for participating private hospitals that enter into indigent care affiliation agreements with public hospitals or county governments in the state of Texas. Under the Centers for Medicare & Medicaid Services (“CMS”) approved program, affiliated hospitals within a geographic area, including our Texas facilities, agree to expand the community healthcare safety net by agreeing to provide indigent healthcare services. Participation in this program by our Texas hospitals resulted in an increase in our acute care revenue of $6.9 million and $22.4 million during the quarter and nine months ended June 30, 2007, respectively, compared to the same prior year periods, along with an increase in our professional fees expense of $5.4 million and $17.4 million for the same periods, respectively, incurred to fund the expanded indigent care services. This program is subject to periodic audits by CMS and is currently undergoing a CMS review.
     The following table provides the sources of our gross patient revenue by payor for the quarter and nine months ended June 30, 2007 and 2006.

	Quarter		Nine Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Medicare	32.7%	31.6%	32.4%	33.1%
Medicaid	16.3%	17.5%	16.6%	17.5%
Managed care	42.6%	43.3%	42.9%	42.0%
Self-pay and other	8.4%	7.6%	8.1%	7.4%

Total	100.0%	100.0%	100.0%	100.0%

     Given the impact of our uninsured discounts and the differences associated with reimbursement received under the various types of third-party payor programs, we have concluded that gross patient revenue by payor provides the most meaningful analytical comparison for payor mix. Since the implementation of Medicare Part D coverage, we have experienced a shift of traditional Medicare beneficiaries to managed Medicare, which we classify as managed care in the table above. We expect patient volumes from Medicare beneficiaries to continue this shift in coverage, while increasing over the long term due to the general aging of the population and the incentives put into place by the federal government to move more beneficiaries to managed Medicare care plans. Glenwood and Alliance, whose results are included in the table above from January 31, 2007 and May 31, 2007, respectively, have a higher concentration of traditional Medicare revenue as compared to our other acute care hospitals, which has offset the recent trend towards managed Medicare.
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
     Premium revenue at Health Choice for the quarter and nine months ended June 30, 2007, increased $7.4 million and $31.4 million, respectively, compared with the same prior year periods. Increases in our Medicaid enrollees, as well as increases in capitation premium rates, have contributed to our growth in premium revenue. Additionally, the nine months ended June 30, 2007, included three quarters of premium revenue related to the MAPD SNP, which was not included in the same prior year period given the January 1, 2006 implementation date. Premium revenue generated under the AHCCCS and CMS contracts with Health Choice represented approximately 24.1% and 24.3%, respectively of our consolidated net revenue for the quarter and nine months ended June 30, 2007, compared with 25.2% and 24.5%, respectively, for the same prior year periods.
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
     For federal fiscal year 2007, the Medicare Modernization Act provides for hospitals to receive a full market basket update for the provision of inpatient services, but such update amount is conditioned upon a hospital providing CMS with specific quality data relating to the quality of services provided. Hospitals that fail to provide CMS with the required data specified under the National Voluntary Hospital Reporting Initiative will receive an update equal to the market basket minus 2.0% beginning in federal fiscal year 2007. Our hospitals are currently complying with this reporting requirement. The Deficit Reduction Act of 2006 (“DEFRA”), signed into law on February 8, 2006, expands the number of patient care indicators to 21, beginning with discharges occurring in the third quarter of calendar year 2006. CMS has expanded to 26 the number of quality measures that must be reported beginning with discharges occurring in the first quarter of calendar year 2007, and requires that hospitals report the results of a 27-question patient perspectives survey beginning with discharges occurring in the third quarter of calendar year 2007. On August 1, 2007, CMS announced a final rule that expands to 28 the number of quality measures that hospitals are required to report in fiscal year 2008 in order to qualify for the full market basket update to the inpatient prospective payment system in fiscal year 2009. CMS also indicated that it expects, at a later date, to expand to 32 the number of quality measures that are required to be reported in fiscal year 2008 in order to qualify for the full market basket update to the inpatient prospective system in fiscal year 2009. CMS has proposed 10 quality measures related to outpatient care that hospitals would be required to report in order to receive the full market basket update for outpatient hospital services in 2009.
     The Medicare Modernization Act also decreases hospital reimbursement in a few areas, including, but not limited to, a provision denying updates to hospitals with “high-cost” direct medical education programs.
     CMS increased payments to hospitals for inpatients by an average of 3.4% in federal fiscal year 2007, conditioned upon the submission of the quality data discussed above. CMS has announced a final rule that increases payments to hospitals for inpatients by an average of 3.5% in federal fiscal year 2008, conditioned upon the submission of the quality data discussed above. This increase includes the effects of a 3.3% market basket update. On August 1, 2006, CMS announced a final rule that refines the diagnosis-related group (DRG) payment system. On August 1, 2007, CMS announced a final rule that further refines the DRG system to better recognize severity of illness among patients. We are uncertain what impact this rule may have on our revenues. Other Medicare payment changes may also affect our net revenue.
     On July 16, 2007, CMS issued final regulations that will change payment for procedures performed in an ambulatory surgery center (“ASC”) effective January 1, 2008. Under this rule, ASC payment groups will increase from the current nine clinically disparate payment groups to the 221 APCs used under the outpatient prospective payment system for these surgical services. CMS estimates that the rates for procedures performed in an ASC setting will equal 65% of the corresponding rates paid for the same procedures performed in an outpatient hospital setting. Because the new payment system will have a significant impact on payments for certain procedures, the final rule establishes a four year transition period for implementing the revised rates. In addition, the rule significantly expands the types of procedures that may be performed in ASCs. More Medicare procedures that are now performed in hospitals, such as ours, may be moved to ASCs, reducing surgical volume in our hospitals. ASCs may experience decreased reimbursement depending on their service mix. Also, more Medicare procedures that are now performed in ASCs may be moved to physicians’ offices. Currently, we do not believe that these changes will have a material adverse impact on our results of operations or cash flows.
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
Growth in Bad Debts Resulting From Increased Self-Pay Volume and Revenue
     Like others in the hospital industry, we continue to experience increases in self-pay volume and revenue that have caused our provision for bad debts to rise. These increases continue to be driven by growth in the number of uninsured patients seeking care at our hospitals, as well as increases in the amount of co-payments and deductibles as employers continue to pass more of these costs onto their employees. As a result of these trends, effective during the third quarter of fiscal 2006, we implemented our uninsured discount program, which resulted in $12.9 million and $38.3 million in discounts being provided to the uninsured during the quarter and nine months ended June 30, 2007, respectively. For the quarter and nine months ended June 30, 2007, same-facility self-pay admissions as a percentage of total admissions were 5.1% and 5.0%, respectively, compared with 4.5% and 4.4%, respectively, for the same prior year periods. We monitor our self-pay admissions on a daily basis and continue to focus on the efficiency of our emergency rooms, point-of-service cash collections, Medicaid eligibility automation and process-flow improvements. We anticipate that if we experience further growth in self-pay volume and revenue, along with continued increases in co-payments and deductibles for insured patients, our provision for bad debts will continue to increase and our results of operations could be adversely affected.
     The approximate percentages of gross hospital receivables (prior to allowances for contractual adjustments and doubtful accounts) are summarized as follows:

	June 30,	September 30,
	2007	2006
Insured receivables	66.3%	60.4%
Uninsured receivables	33.7%	39.6%

Total	100.0%	100.0%

     The percentages in the table above are calculated using gross receivable balances. Uninsured receivables with service dates after implementation of the uninsured discount program and insured receivables are net of discounts and contractual adjustments recorded at the time of billing. Included in insured receivables are accounts that are pending approval from Medicaid. These receivables were approximately 2.4% and 3.3% of billed hospital receivables at June 30, 2007 and September 30, 2006, respectively. The uninsured discount program, which has been in effect since June 1, 2006, has contributed to the decline in uninsured receivables as a percentage of total accounts receivable at June 30, 2007.
     The approximate percentages of gross hospital receivables in summarized aging categories are as follows:

	June 30,	September 30,
	2007	2006
0 to 90 days	68.0%	62.7%
91 to 180 days	18.2%	17.7%
Over 180 days	13.8%	19.6%

Total	100.0%	100.0%

Additional Charity Care and Charges to the Uninsured
     We record revenue deductions for patient accounts that meet our guidelines for charity care. We currently provide charity care to patients with income levels below 200% of the federal poverty level and will continue this practice. Additionally, all of our hospitals provide a sliding scale of reduced rates to uninsured patients, who are not covered through federal, state or private insurance, with incomes between 200% and 400% of the federal poverty level. On a same-facility basis, charity care deductions decreased $1.8 million and $3.9 million for the quarter and nine months ended June 30, 2007, respectively, compared with the same prior year periods.
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
Nursing Shortage
     The hospital industry continues to experience a shortage of nurses. This nursing shortage has created an environment that has required an extended increase in the use of nursing contract labor. While we continue to face challenges in retaining and recruiting nurses in each of our markets, similar to other providers in their respective regions, we have experienced improvement in our nursing contract labor utilization during recent quarters. Contract labor expense for nursing services as a percentage of acute care revenue decreased 0.7% and 0.5%, respectively, for the quarter and nine months ended June 30, 2007, as compared to the same prior year periods. We believe the recent improvements are a result of our comprehensive recruiting and retention plan for nurses that focuses on competitive salaries and benefits, as well as employee satisfaction, best practices, tuition assistance, effective training programs and workplace environment. We have expanded our relationships with local colleges and universities, which include our sponsorship of nursing scholarship programs. In addition to our operational focus, we also experienced some benefit during the quarter and nine months ended June 30, 2007, from nurses hired in connection with the opening of Mountain Vista Medical Center. These nurses worked in our existing Arizona hospitals, which minimized the need to utilize nursing contract labor. Should we be unsuccessful in our attempts to maintain nursing coverage adequate for our present and future needs, our future operating results could be adversely affected.

Decreased Federal and State Funding for Medicaid Programs
     Some of the states in which we operate have experienced budget constraints as a result of increased costs and lower than expected tax collections. Health and human services programs, including Medicaid and similar programs, represent a significant portion of state spending. As a response to these budgetary concerns, some states have proposed and other states may propose decreased funding for these programs or other structured changes. DEFRA, signed into law on February 8, 2006, included Medicaid cuts of approximately $4.8 billion over five years. In May 2007, CMS issued a final rule that is subject to a one-year Congressionally-mandated moratorium and that, if implemented, would result in significant additional reductions to federal Medicaid funding. If such funding decreases are implemented in the states in which we operate, our operating results and cash flows could be adversely affected.
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
Volatility of Insurance Costs
     Our fiscal 2007 self-insured retention for professional and general liability coverage is $5.0 million per claim and $55.0 million in the aggregate. Additionally, the maximum coverage under our insurance policies is $75.0 million. The high cost of professional liability insurance coverage and, in some cases, the lack of availability of such insurance coverage for physicians with privileges at our hospitals, increases our risk of vicarious liability in cases in which both our hospital and the uninsured or underinsured physician are named as co-defendants. Our professional liability exposure also increases when our subsidiaries employ physicians. We have continued to experience some moderation in costs during recent quarters, including favorable claims experience. Some states, including certain states in which we operate, have passed tort reform legislation or are considering such legislation to place limits on non-economic damages, which, in part, has resulted in improved loss experience. The valuation from our independent actuary, received during the second quarter of fiscal 2007, for professional and general liability losses resulted in a change in related estimates for prior periods which decreased professional and general liability expense by $3.8 million during the nine months ended June 30, 2007. No changes to estimates for prior periods occurred during the quarter ended June 30, 2007.
     For the quarter and nine months ended June 30, 2007, our insurance expense as a percentage of acute care revenue was consistent with the same prior year periods. There is no assurance that insurance costs will continue to moderate. If insurance costs begin to rise again, we cannot be certain that significant increases will not have a material adverse effect on our future operating results and cash flows.
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

Selected Operating Data
     The following table sets forth certain unaudited operating data for each of the periods presented.

	Quarter		Nine Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Acute Care:
Number of acute care hospitals at end of period	15	14	15	14
Beds in service at end of period (1)	2,517	2,199	2,517	2,199
Average length of stay (days) (2)	4.60	4.57	4.60	4.59
Occupancy rates (average beds in service)	50.0%	50.9%	51.6%	51.6%
Admissions (3)	24,527	22,275	72,440	66,596
Adjusted admissions (4)	39,743	36,692	116,073	108,675
Patient days (5)	112,894	101,769	332,884	305,613
Adjusted patient days (4)	175,890	161,680	513,611	481,835
Net patient revenue per adjusted admission (6)	$8,903	$8,488	$8,794	$8,362

Same Facility: (7)
Number of acute care hospitals at end of period	14	14	14	14
Beds in service at end of period (1)	2,280	2,199	2,280	2,199
Average length of stay (days) (2)	4.57	4.57	4.58	4.59
Occupancy rates (average beds in service)	49.9%	50.9%	51.9%	51.6%
Admissions (3)	22,312	22,275	68,612	66,596
Adjusted admissions (4)	36,588	36,692	110,694	108,675
Patient days (5)	101,979	101,769	313,953	305,613
Adjusted patient days (4)	160,340	161,680	487,009	481,835
Net patient revenue per adjusted admission (6)	$8,970	$8,488	$8,839	$8,362

Health Choice:
Medicaid covered lives	115,875	111,543	115,875	111,543
Dual-eligible lives (8)	3,613	4,222	3,613	4,222
Medical loss ratio (9)	85.5%	87.5%	85.8%	87.3%

(1)	Includes St. Luke’s Behavioral Hospital.

(2)	Represents the average number of days that a patient stayed in our hospitals.

(3)	Represents the total number of patients admitted to our hospitals for stays in excess of 23 hours. Management and investors use this number as a general measure of inpatient volume.

(4)	Adjusted admissions and adjusted patient days are general measures of combined inpatient and outpatient volume. We compute adjusted admissions/patient days by multiplying admissions/patient days by gross patient revenue and then dividing that number by gross inpatient revenue.

(5)	Represents the number of days our beds were occupied by inpatients over the period.

(6)	Includes the impact of our uninsured discount program, which became effective in the third quarter of fiscal 2006. The uninsured discount program offers discounts to all uninsured patients receiving healthcare services who do not qualify for assistance under state Medicaid, other federal or state assistance plans or charity. The uninsured discount program had the effect of reducing net revenue and the provision for bad debts by generally corresponding amounts.

(7)	Includes Alliance Hospital in Odessa, Texas, which was acquired effective May 31, 2007, and immediately merged into Odessa Regional Hospital to form Odessa Regional Medical Center.

(8)	Represents members eligible for Medicare and Medicaid benefits under Health Choice’s contract with CMS to provide coverage as a MAPD SNP.

(9)	Represents medical claims expense as a percentage of premium revenue, including claims paid to our hospitals.

RESULTS OF OPERATIONS SUMMARY
     The following table sets forth, for the periods indicated, results of operations data expressed in dollar terms and as a percentage of net revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

Consolidated ($ in	Quarter Ended		Quarter Ended		Nine Months Ended		Nine Months Ended
thousands):	June 30, 2007		June 30, 2006		June 30, 2007		June 30, 2006
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Net revenue:
Acute care revenue	$357,254	75.9%	$314,994	74.8%	$1,030,212	75.7%	$919,855	75.5%
Premium revenue	113,371	24.1%	105,969	25.2%	329,949	24.3%	298,541	24.5%

Total net revenue	470,625	100.0%	420,963	100.0%	1,360,161	100.0%	1,218,396	100.0%

Costs and expenses:
Salaries and benefits	148,671	31.6%	120,325	28.6%	414,020	30.4%	351,332	28.8%
Supplies	55,503	11.8%	48,814	11.6%	158,130	11.6%	143,742	11.8%
Medical claims	94,009	20.0%	90,141	21.4%	274,243	20.2%	253,570	20.8%
Other operating expenses	76,324	16.2%	65,762	15.6%	214,658	15.8%	181,850	14.9%
Provision for bad debts	33,892	7.2%	32,800	7.8%	99,757	7.3%	110,302	9.1%
Rentals and leases	8,577	1.8%	8,913	2.1%	26,266	1.9%	26,256	2.2%
Interest expense, net	17,834	3.8%	17,438	4.1%	52,074	3.8%	52,376	4.3%
Depreciation and amortization	19,782	4.2%	16,251	3.9%	54,882	4.0%	54,667	4.5%
Management fees	1,187	0.2%	1,047	0.3%	3,560	0.3%	3,142	0.2%
Loss on extinguishment of debt	6,229	1.3%	—	—	6,229	0.5%	—	—
Business interruption insurance recoveries	(1,525)	(0.3)%	(8,320)	(2.0)%	(3,443)	(0.2)%	(8,320)	(0.7)%

Total costs and expenses	460,483	97.8%	393,171	93.4%	1,300,376	95.6%	1,168,917	95.9%

Earnings before gain (loss) on disposal of assets, minority interests and income taxes	10,142	2.2%	27,792	6.6%	59,785	4.4%	49,479	4.1%

Gain (loss) on disposal of assets, net	70	0.0%	(710)	(0.2)%	(1,243)	(0.1)%	(840)	(0.1)%
Minority interests	(800)	(0.2)%	(1,718)	(0.4)%	(3,654)	(0.3)%	(2,388)	(0.2)%

Earnings before income taxes	9,412	2.0%	25,364	6.0%	54,888	4.0%	46,251	3.8%
Income tax expense	3,104	0.7%	9,452	2.2%	21,042	1.5%	17,756	1.5%

Net earnings	$6,308	1.3%	$15,912	3.8%	$33,846	2.5%	$28,495	2.3%

	Quarter Ended		Quarter Ended		Nine Months Ended		Nine Months Ended
Acute Care ($ in thousands):	June 30, 2007		June 30, 2006		June 30, 2007		June 30, 2006
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Net revenue:
Acute care revenue	$357,254	99.2%	$314,994	99.2%	$1,030,212	99.2%	$919,855	99.2%
Revenue between segments (1)	2,933	0.8%	2,538	0.8%	8,703	0.8%	7,047	0.8%

Total net revenue	360,187	100.0%	317,532	100.0%	1,038,915	100.0%	926,902	100.0%

Costs and expenses:
Salaries and benefits	144,818	40.2%	117,031	36.9%	403,132	38.8%	341,941	36.9%
Supplies	55,444	15.4%	48,737	15.3%	157,903	15.2%	143,548	15.5%
Other operating expenses	72,437	20.1%	62,365	19.6%	203,174	19.6%	172,161	18.6%
Provision for bad debts	33,892	9.4%	32,800	10.3%	99,757	9.6%	110,302	11.9%
Rentals and leases	8,237	2.3%	8,665	2.7%	25,400	2.4%	25,457	2.7%
Interest expense, net	17,834	5.0%	17,438	5.6%	52,074	5.0%	52,376	5.7%
Depreciation and amortization	18,893	5.2%	15,400	4.9%	52,218	5.0%	52,130	5.6%
Management fees	1,187	0.3%	1,047	0.3%	3,560	0.4%	3,142	0.3%
Loss on extinguishment of debt	6,229	1.7%	—	—	6,229	0.6%	—	—
Business interruption insurance recoveries	(1,525)	(0.4)%	(8,320)	(2.6)%	(3,443)	(0.3)%	(8,320)	(0.9)%

Total costs and expenses	357,446	99.2%	295,163	93.0%	1,000,004	96.3%	892,737	96.3%

Earnings before gain (loss) on disposal of assets and minority interests	2,741	0.8%	22,369	7.0%	38,911	3.7%	34,165	3.7%
Gain (loss) of disposal of assets, net	70	0.0%	(710)	(0.2)%	(1,243)	(0.1)%	(840)	(0.1)%
Minority interests	(800)	(0.2)%	(1,718)	(0.5)%	(3,654)	(0.3)%	(2,388)	(0.3)%

Earnings before income taxes	$2,011	0.6%	$19,941	6.3%	$34,014	3.3%	$30,937	3.3%

(1)	Revenue between segments is eliminated in our consolidated results.

	Quarter Ended		Quarter Ended		Nine Months Ended		Nine Months Ended
Health Choice ($ in thousands):	June 30, 2007		June 30, 2006		June 30, 2007		June 30, 2006
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Premium revenue	$113,371	100.0%	$105,969	100.0%	$329,949	100.0%	$298,541	100.0%

Costs and expenses:
Salaries and benefits	3,853	3.4%	3,294	3.1%	10,888	3.3%	9,391	3.1%
Supplies	59	0.1%	77	0.1%	227	0.1%	194	0.1%
Medical claims (1)	96,942	85.5%	92,679	87.5%	282,946	85.8%	260,617	87.3%
Other operating expenses	3,887	3.4%	3,397	3.2%	11,484	3.4%	9,689	3.2%
Rentals and leases	340	0.3%	248	0.2%	866	0.3%	799	0.3%
Depreciation and amortization	889	0.8%	851	0.8%	2,664	0.8%	2,537	0.9%

Total costs and expenses	105,970	93.5%	100,546	94.9%	309,075	93.7%	283,227	94.9%

Earnings before income taxes	$7,401	6.5%	$5,423	5.1%	$20,874	6.3%	$15,314	5.1%

(1)	Medical claims paid to our hospitals of $2.9 million and $2.5 million for the quarters ended June 30, 2007 and 2006, respectively, and $8.7 million and $7.0 million for the nine months ended June 30, 2007 and 2006, respectively, is eliminated in our consolidated results.

Supplemental Non-GAAP Disclosures
     The results of operations for the quarters ended June 30, 2007 and 2006, adjusted for the impact of the uninsured discount program, are as follows:

	Operating Measures Adjusted for Comparative Analysis (Unaudited)
	(in thousands, except for statistical measures)

	Quarter Ended June 30, 2007
			Non-GAAP
	GAAP	Uninsured	Adjusted	GAAP %	Non-GAAP %
	Amounts	Discounts (1)	Amounts (2)	of Revenue	of Revenue (2)
Acute Care Segment

Net revenue(3)	$360,187	$12,919	$373,106	100.0%	100.0%

Salaries and benefits	144,818	—	144,818	40.2	38.8
Supplies	55,444	—	55,444	15.4	14.9
Other operating expenses	72,437	—	72,437	20.1	19.4
Provision for bad debts	33,892	12,919	46,811	9.4	12.5
Rentals and leases	8,237	—	8,237	2.3	2.2

Net patient revenue per adjusted admission	$8,903	$325	$9,228
Percentage change from prior year	4.9%		6.4%

Same-Facility (4)
Net revenue(3)	$333,583	$12,028	$345,611

Net patient revenue per adjusted admission	$8,970	$329	$9,299
Percentage change from prior year	5.7%		7.2%

	Quarter Ended June 30, 2006
			Non-GAAP
	GAAP	Uninsured	Adjusted	GAAP %	Non-GAAP %
	Amounts	Discounts (1)	Amounts (2)	of Revenue	of Revenue (2)
Acute Care Segment

Net revenue(3)	$317,532	$6,773	$324,305	100.0%	100.0%

Salaries and benefits	117,031	—	117,031	36.9	36.1
Supplies	48,737	—	48,737	15.3	15.0
Other operating expenses	62,365	—	62,365	19.6	19.2
Provision for bad debts	32,800	6,773	39,573	10.3	12.2
Rentals and leases	8,665	—	8,665	2.7	2.7

Net patient revenue per adjusted admission	$8,488	$184	$8,672
Percentage change from prior year	4.3%		6.6%

(1)	Includes the impact of discounts provided to uninsured patients for the period. During the third quarter of fiscal 2006, we implemented an uninsured discount program offering discounts to all uninsured patients receiving healthcare services who do not qualify for assistance under state Medicaid, other federal or state assistance plans or charity care. In the acute care segment, we recorded $12.9 million and $6.8 million of uninsured discounts during the third quarter of fiscal 2007 and 2006, respectively.

(2)	Acute care revenue, the provision for bad debts and certain operating expense categories as a percentage of acute care revenue have been adjusted to present certain financial measures on a basis comparative with prior periods. Management believes these non-GAAP financial measures are useful for the purpose of providing disclosures of our results of operations consistent with those used by management. While management believes these non-GAAP financial measures provide useful information for period-to-period comparisons, GAAP measures should be used when evaluating financial performance or liquidity.

(3)	Acute care revenue represents total net revenue of the segment prior to the elimination of revenue between segments.

(4)	Includes Alliance Hospital in Odessa, Texas, which was acquired effective May 31, 2007, and immediately merged into Odessa Regional Hospital to form Odessa Regional Medical Center.

     The results of operations for the nine months ended June 30, 2007 and 2006, adjusted for the impact of the uninsured discount program, are as follows:

	Operating Measures Adjusted for Comparative Analysis (Unaudited)
	(in thousands, except for statistical measures)

	Nine Months Ended June 30, 2007
			Non-GAAP
	GAAP	Uninsured	Adjusted	GAAP %	Non-GAAP %
	Amounts	Discounts (1)	Amounts (2)	of Revenue	of Revenue (2)
Acute Care Segment

Net revenue(3)	$1,038,915	$38,321	$1,077,236	100.0%	100.0%

Salaries and benefits	403,132	—	403,132	38.8	37.4
Supplies	157,903	—	157,903	15.2	14.7
Other operating expenses	203,174	—	203,174	19.6	18.9
Provision for bad debts	99,757	38,321	138,078	9.6	12.8
Rentals and leases	25,400	—	25,400	2.4	2.4

Net patient revenue per adjusted admission	$8,794	$331	$9,125
Percentage change from prior year	5.2%		8.3%

Same-Facility (4)
Net revenue(3)	$994,887	$37,430	$1,032,317

Net patient revenue per adjusted admission	$8,839	$339	$9,178
Percentage change from prior year	5.7%		8.9%

	Nine Months Ended June 30, 2006
			Non-GAAP
	GAAP	Uninsured	Adjusted	GAAP %	Non-GAAP %
	Amounts	Discounts (1)	Amounts (2)	of Revenue	of Revenue (2)
Acute Care Segment

Net revenue(3)	$926,902	$6,773	$933,675	100.0%	100.0%

Salaries and benefits	341,941	—	341,941	36.9	36.6
Supplies	143,548	—	143,548	15.5	15.4
Other operating expenses	172,161	—	172,161	18.6	18.4
Provision for bad debts	110,302	6,773	117,075	11.9	12.5
Rentals and leases	25,457	—	25,457	2.7	2.7

Net patient revenue per adjusted admission	$8,362	$86	$8,448
Percentage change from prior year	4.7%		5.8%

(1)	Includes the impact of discounts provided to uninsured patients for the period. During the third quarter of fiscal 2006, we implemented an uninsured discount program offering discounts to all uninsured patients receiving healthcare services who do not qualify for assistance under state Medicaid, other federal or state assistance plans or charity care. In the acute care segment, we recorded $38.3 million and $6.8 million of uninsured discounts during the nine months ended June 30, 2007 and 2006, respectively.

(2)	Acute care revenue, the provision for bad debts and certain operating expense categories as a percentage of acute care revenue have been adjusted to present certain financial measures on a basis comparative with prior periods. Management believes these non-GAAP financial measures are useful for the purpose of providing disclosures of our results of operations consistent with those used by management. While management believes these non-GAAP financial measures provide useful information for period-to-period comparisons, GAAP measures should be used when evaluating financial performance or liquidity.

(3)	Acute care revenue represents total net revenue of the segment prior to the elimination of revenue between segments.

(4)	Includes Alliance Hospital in Odessa, Texas, which was acquired effective May 31, 2007, and immediately merged into Odessa Regional Hospital to form Odessa Regional Medical Center.

Quarters Ended June 30, 2007 and 2006
     Net revenue — Net revenue for the quarter ended June 30, 2007, totaled $470.6 million, an increase of 11.8%, compared to $421.0 million in the prior year quarter. The growth in net revenue was a combination of a $42.3 million increase in net revenue from hospital operations, which we refer to as our acute care segment in our financial statements, and an increase of $7.4 million in premium revenue from Health Choice. The growth in acute care revenue includes the operations of Glenwood and Alliance since the effective date of their acquisitions.
     Our uninsured discount program, which became effective during the third quarter of fiscal 2006, resulted in $12.9 million and $6.8 million in discounts being provided to uninsured patients during the quarters ended June 30, 2007 and 2006, respectively. The discounts to the uninsured had the effect of reducing acute care revenue and the provision for bad debts by generally corresponding amounts. The reduction of acute care revenue resulted in an increase in expenses as a percentage of acute care revenue, other than the provision for bad debts, compared to what they would have been if the uninsured discount program had not been implemented.
     Before eliminations, net revenue from our hospital operations for the quarter ended June 30, 2007, totaled $360.2 million, an increase of $42.7 million or 13.4%, compared to $317.5 million in the prior year quarter. Adjusting for the impact of uninsured discounts, net revenue from our hospital operations increased 15.0% compared to the prior year quarter. Admissions and adjusted admissions increased 10.1% and 8.3%, respectively, compared to the prior year quarter. On a same-facility basis, excluding the impact of uninsured discounts, net revenue from our hospital operations increased 6.6% compared to the prior year quarter. This growth was primarily driven by an increase in same-facility net patient revenue per adjusted admission of 7.2%. On a same-facility basis, admissions increased 0.2% and adjusted admissions declined 0.3%, compared to the prior year quarter. For the quarter ended June 30, 2007, hospitals and other healthcare entities owned by us received $2.9 million in net revenue from Health Choice, compared with $2.5 million in the prior year quarter. This net revenue was eliminated in our consolidated results.
     After adjusting for the impact of uninsured discounts, pricing improvements during the quarter ended June 30, 2007, were attributable to: (i) mid-single digit increases in managed care reimbursement rates; (ii) increased supplemental Medicaid reimbursement; and (iii) a slight increase in the overall acuity of services, evidenced by an increase in surgeries.
     Premium revenue from Health Choice totaled $113.4 million for the quarter ended June 30, 2007, an increase of $7.4 million, compared to $106.0 million in the prior year quarter. The increase in premium revenue was primarily the result of increases in capitation payment rates, as well as increased membership in our Medicaid product line.
     Salaries and benefits — Salaries and benefits expense from our hospital operations for the quarter ended June 30, 2007, totaled $144.8 million, or 40.2% of acute care revenue, compared to $117.0 million, or 36.9% of acute care revenue in the prior year quarter. Adjusting for the impact of uninsured discounts, salaries and benefits expense as a percentage of acute care revenue would have been 38.8% for the quarter ended June 30, 2007, compared with 36.1% in the prior year quarter. The impact of our acquisitions and pre-opening labor-related costs incurred at Mountain Vista Medical Center, including costs associated with orientation and training on the advanced clinicals information systems at Mountain Vista Medical Center, as well as our other Arizona facilities, contributed to the increase in salaries and benefits expense as a percentage of acute care revenue during the quarter ended June 30, 2007. The increase was also attributable to the continued implementation of an employment strategy for physicians in certain markets, primarily our Utah market and special compensation payments of $3.1 million made in connection with our recent refinancing and recapitalization transaction.
     Supplies — Supplies expense from our hospital operations for the quarter ended June 30, 2007, totaled $55.4 million, or 15.4% of acute care revenue, compared to $48.7 million, or 15.3% of acute care revenue in the prior year quarter. Adjusting for the impact of uninsured discounts, supplies expense would have been 14.9% of acute care revenue for the quarter ended June 30, 2007, compared with 15.0% in the prior year quarter.

     Medical claims — Medical claims expense before eliminations for Health Choice increased $4.2 million to $96.9 million for the quarter ended June 30, 2007, compared to $92.7 million in the prior year quarter. Medical claims expense represents the amounts paid by Health Choice for health care services provided to its members. Medical claims expense as a percentage of premium revenue was 85.5% for the quarter ended June 30, 2007, compared to 87.5% in the prior year quarter. The improvement in medical claims expense as a percentage of premium revenue is driven by the more favorable claims experience under both the Medicaid and the MAPD SNP service lines, coupled with the leveraging of medical costs against an increase in Medicaid capitation premiums. Additionally, the medical claims expense ratio under the SNP continues to be more favorable than the traditional Medicaid business.
     Other operating expenses — Other operating expenses from our hospital operations for the quarter ended June 30, 2007, totaled $72.4 million, or 20.1% of acute care revenue, compared to $62.4 million, or 19.6% of acute care revenue in the prior year quarter. Adjusting for the impact of uninsured discounts, other operating expenses would have been 19.4% of acute care revenue for the quarter ended June 30, 2007, compared with 19.2% in the prior year quarter. Contributing to the increase in other operating expenses as a percentage of acute care revenue for the quarters ended June 30, 2007 and 2006, is $3.4 million and $2.1 million, respectively, in legal fees and other expenses associated with responding to the OIG’s request for information, which we received in September 2005.
     Provision for bad debts — Provision for bad debts for our hospital operations for the quarter ended June 30, 2007, totaled $33.9 million, or 9.4% of acute care revenue, compared to $32.8 million, or 10.3% of acute care revenue in the prior year quarter. Adjusting for the impact of uninsured discounts, the provision for bad debts would have been 12.5% of acute care revenue for the quarter ended June 30, 2007, compared with 12.2% in the prior year quarter. On a same-facility basis, adjusting for the impact of uninsured discounts, the provision for bad debts would have been 12.7% of acute care revenue for the quarter ended June 30, 2007, compared with 12.2% in the prior year quarter. On a same-facility basis, charity discounts totaled $8.0 million for the quarter ended June 30, 2007, compared with $9.7 million in the prior year quarter. We continue to experience an increase in self-pay revenue and volume, as well as increases in the amount of co-payments and deductibles passed on by employers to employees. On a same-facility basis, self-pay or uninsured admissions as a percentage of total admissions increased to 5.1% during the quarter ended June 30, 2007, compared with 4.5% in the prior year quarter. These trends continue to be the main driver behind the increase in our provision for bad debts.
     Interest expense, net — Interest expense, net of interest income, for the quarter ended June 30, 2007, totaled $17.8 million, compared with $17.4 million in the prior year quarter. Borrowings under our senior secured credit facilities are subject to interest at variable rates. The weighted average interest rate of outstanding borrowings under the senior secured credit facilities was 7.4% for the quarter ended June 30, 2007, compared with 7.2% for the prior year quarter.
     Depreciation and amortization — Depreciation and amortization expense for the quarter ended June 30, 2007, totaled $19.8 million, compared with $16.3 million in the prior year quarter. The increase of property and equipment resulting from capital expenditure projects and the acquisition of two hospitals during fiscal 2007 have created an additional $3.5 million in depreciation expense.
     Income tax expense — We recorded a provision for income taxes totaling $3.1 million, resulting in an effective tax rate of 33.0%, for the quarter ended June 30, 2007, compared to $9.5 million, for an effective tax rate of 37.3% in the prior year quarter. The decline in our effective tax rate was the result of an adjustment to our state income taxes related to fiscal 2006, which was recorded in the quarter ended June 30, 2007, as the tax returns were filed.
     Net earnings — Net earnings decreased $9.6 million to $6.3 million for the quarter ended June 30, 2007, compared with $15.9 million in the prior year quarter. Included in the quarter ended June 30, 2007, was a $6.2 million loss on extinguishment of debt and $3.1 million in special compensation payments incurred in connection with the recent refinancing and recapitalization transaction. Pre-opening losses at Mountain Vista Medical Center of $2.5 million and $90,000 were included in the quarters ended June 30, 2007 and 2006, respectively. Additionally, the quarters ended June 30, 2007 and 2006, include $1.5 million and $8.3 million, respectively, in business interruption insurance recoveries.

Nine Months Ended June 30, 2007 and 2006
     Net revenue — Net revenue for the nine months ended June 30, 2007, totaled $1.360 billion, an increase of 11.6%, compared to $1.218 billion in the same prior year period. The increase in net revenue was a combination of an increase of $110.4 million in net revenue from hospital operations, which we refer to as our acute care segment in our financial statements, and an increase of $31.4 million in premium revenue from Health Choice. The growth in acute care revenue includes the operations of Glenwood and Alliance since the effective date of their acquisitions.
     Our uninsured discount program, which became effective during the third quarter of fiscal 2006, resulted in $38.3 million and $6.8 million in discounts being provided to uninsured patients during the nine months ended June 30, 2007 and 2006, respectively. The discounts to the uninsured had the effect of reducing acute care revenue and the provision for bad debts by generally corresponding amounts. The reduction of acute care revenue resulted in an increase in expenses as a percentage of acute care revenue, other than the provision for bad debts, compared to what they would have been if the uninsured discount program had not been implemented.
     Before eliminations, net revenue from our hospital operations for the nine months ended June 30, 2007, totaled $1.039 billion, an increase of $112.0 million or 12.1%, compared to $926.9 million in the same prior year period. Adjusting for the impact of uninsured discounts, net revenue from our hospital operations increased 15.4% compared to the same prior year period. Admissions and adjusted admissions increased 8.8% and 6.8%, respectively, for the nine months ended June 30, 2007, compared to the same prior year period. On a same facility basis, excluding the impact of uninsured discounts, net revenue from our hospital operations increased 10.6% compared to the same prior year period. This growth was driven by an increase in same-facility net patient revenue per adjusted admission of 8.9% and an increase in same-facility admissions and adjusted admissions of 3.0% and 1.9%, respectively, compared to the same prior year period. For the nine months ended June 30, 2007, hospitals and other healthcare entities owned by us received $8.7 million in net revenue from Health Choice, compared with $7.0 million in the same prior year period. This net revenue was eliminated in our consolidated results.
     After adjusting for the uninsured discounts, pricing improvements during the nine months ended June 30, 2007, were attributable to: (i) a shift in our patient service mix to more inpatient procedures, as evidenced by the increase in admissions compared to adjusted admissions; (ii) mid-single digit increases in managed care reimbursement rates; and (iii) increases in supplemental Medicaid reimbursement. A significant portion of our revenue growth has come from increases in inpatient services such as obstetrics, cardiology procedures and inpatient rehabilitation. Additionally, growth in inpatient and outpatient surgery volume has contributed to the increase in acute care revenue.
     Premium revenue from Health Choice totaled $329.9 million for the nine months ended June 30, 2007, an increase of $31.4 million, compared with $298.5 million in the same prior year period. The increase in premium revenue was primarily the result of increases in capitation payment rates, increased membership in our Medicaid product line and three quarters of premium revenue related to the MAPD SNP compared with two quarters of premium revenue in the same prior year period.
     Salaries and benefits — Salaries and benefits expense from our hospital operations for the nine months ended June 30, 2007, totaled $403.1 million, or 38.8% of acute care revenue, compared to $341.9 million, or 36.9% of acute care revenue, in the same prior year period. Adjusting for the impact of uninsured discounts, salaries and benefits expense as a percentage of acute care revenue would have been 37.4% for the nine months ended June 30, 2007, compared with 36.6% in the same prior year period. Pre-opening labor-related costs incurred at Mountain Vista Medical Center, the implementation of an employment strategy for physicians in certain markets, primarily our Utah market, and $3.1 million special compensation payments made in connection with our recent refinancing and recapitalization transaction have contributed to the increase in salaries and benefits as a percentage of acute care revenue compared to the same prior year period. These increases were offset, in part, by a decline of 0.5% in nursing contract labor as a percentage of acute care revenue during the nine months ended June 30, 2007. The improvement in contract labor expense is primarily due to our continued operational focus on recruiting and retaining nurses, as well as the benefits received during the nine months ended June 30,

2007, from nurses hired in connection with the opening of Mountain Vista Medical Center. These nurses were working in our existing Arizona hospitals, which has minimized the need to utilize nursing contract labor.
     Supplies — Supplies expense from our hospital operations for the nine months ended June 30, 2007, totaled $157.9 million, or 15.2% of acute care revenue, compared to $143.5 million, or 15.5% of acute care revenue in the same prior year period. Adjusting for the impact of uninsured discounts, supplies expenses would have been 14.7% of acute care revenue for the nine months ended June 30, 2007, compared with 15.4% in the same prior year period. The decrease in supply cost as a percentage of acute care revenue continues to be driven by leveraging our growth in acute care revenue, continued focus on contract compliance under our group purchasing organization and managing pharmacy costs. Additionally, volume growth in obstetrics and inpatient rehabilitation, which typically have lower supply costs, have contributed to this improvement for the nine months ended June 30, 2007.
     Medical claims — Medical claims expense before eliminations for Health Choice increased $22.3 million to $282.9 million for the nine months ended June 30, 2007, compared to $260.6 million in the same prior year period. Medical claims expense represents the amounts paid by Health Choice for health care services provided to its members. Medical claims expense as a percentage of premium revenue was 85.8% for the nine months ended June 30, 2007, compared to 87.3% in the same prior year period. The improvement in medical claims expense as a percentage of premium revenue is driven by the more favorable claims experience under both the Medicaid and the MAPD SNP service lines, coupled with the leveraging of medical costs against an increase in Medicaid enrollees and an increase in Medicaid capitation premiums. Additionally, the medical claims expense ratio under the SNP is currently more favorable than the traditional Medicaid business.
     Other operating expenses — Other operating expenses from our hospital operations for the nine months ended June 30, 2007, totaled $203.2 million, or 19.6% of acute care revenue, compared to $172.2 million, or 18.6% of acute care revenue in the same prior year period. Adjusting for the impact of uninsured discounts, other operating expenses would have been 18.9% of acute care revenue for the nine months ended June 30, 2007, compared with 18.4% in the same prior year period. The increase is primarily driven by additional professional fees resulting from the participation by our Texas hospitals in the supplemental Medicaid reimbursement program. The impact of this item was partially offset by a $3.8 million reduction in professional and general liability expenses due to changes in prior period estimates resulting from independent actuary reports received in the second quarter of fiscal 2007, compared to a $2.9 million reduction during the same prior year period. Included in our other operating expenses for the nine months ended June 30, 2007 and 2006 are approximately $8.1 million and $6.9 million, respectively, in legal fees and other expenses associated with responding to the OIG’s request for information, which we received in September 2005.
     Provision for bad debts — Provision for bad debts for our hospital operations for the nine months ended June 30, 2007, totaled $99.8 million, or 9.6% of acute care revenue, compared to $110.3 million, or 11.9% of acute care revenue in the same prior year period. Adjusting for the impact of uninsured discounts, the provision for bad debts would have been 12.8% of acute care revenue for the nine months ended June 30, 2007, compared with 12.5% in the same prior year period. On a same-facility basis, adjusting for the impact of uninsured discounts, the provision for bad debts would have been 12.9% of acute care revenue for the nine months ended June 30, 2007, compared with 12.5% in the same prior year period. On a same-facility basis, charity discounts totaled $23.1 million for the nine months ended June 30, 2007, compared to $27.0 million in the same prior year period. We continue to experience an increase in self-pay revenue and volume, as well as increases in the amount of co-payments and deductibles passed on by employers to employees. On a same-facility basis, self-pay or uninsured admissions as a percentage of total admissions increased to 5.0% during the nine months ended June 30, 2007, compared with 4.4% in the same prior year period. These trends continue to be the main driver behind the increase in our provision for bad debts.
     Interest expense, net — Interest expense, net of interest income, for the nine months ended June 30, 2007, totaled $52.1 million, compared with $52.4 million in the same prior year period. Borrowings under our senior secured credit facilities are subject to interest at variable rates. The weighted average interest rate of outstanding borrowings under the senior secured credit facilities was 7.5% for the nine months ended June 30, 2007, compared with 6.8% for the same prior year period.

     Depreciation and amortization — Depreciation and amortization expense for the nine months ended June 30, 2007, totaled $54.9 million, compared with $54.7 million in the same prior year period.
     Income tax expense — We recorded a provision for income taxes totaling $21.0 million, resulting in an effective tax rate of 38.3% for the nine months ended June 30, 2007, compared with $17.8 million, for an effective tax rate of 38.4% in the same prior year period.
     Net earnings — Net earnings increased $5.3 million to $33.8 million for the nine months ended June 30, 2007, compared with $28.5 million in the same prior year period. Included in the nine months ended June 30, 2007, was a $6.2 million loss on extinguishment of debt and $3.1 million in special compensation payments incurred in connection with the recent refinancing and recapitalization. Pre-opening losses at Mountain Vista Medical Center of $3.9 million and $175,000 were included in the nine months ended June 30, 2007 and 2006, respectively. Additionally, the nine months ended June 30, 2007, include $3.4 million of business interruption insurance recoveries, compared with $8.3 million in the same prior year period.
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
     Under our senior secured credit facilities existing at June 30, 2007, we had available liquidity as follows (in millions):

Available cash	$0.5
Available capacity under our senior secured credit facilities	262.2

Net available liquidity at June 30, 2007	$262.7

     In addition to our available liquidity, we expect to generate significant operating cash flow in fiscal 2007. We will also utilize proceeds from our financing activities as needed.
     On April 27, 2007, we completed the refinancing of our existing bank credit facility to provide for $854.0 million in new senior secured credit facilities. The $854.0 million senior secured credit facilities include: (i) a senior secured term loan of $439.0 million; (ii) a senior secured delayed draw term loan of $150.0 million; (iii) a senior secured revolving credit facility of $225.0 million, which includes a $50.0 million sublimit for letters of credit; and (iv) a senior secured synthetic letter of credit facility of $40.0 million.
     Our available capacity was increased under the new senior secured credit facilities. Proceeds from the new term loan were used to refinance amounts outstanding under our existing term loan, and to fund closing and other transaction costs incurred in connection with the financing. We intend to use the funds received in connection with the delayed draw term loan to fund capital projects, including completion of the construction and equipping of Mountain Vista Medical Center, and for other general corporate purposes. Requirements under the related credit agreement stipulate that the delay draw term loan must be fully drawn within one year of closing.
     Our growth strategy requires significant capital expenditures during fiscal 2007 and future years. We expect our capital expenditures for fiscal 2007 to be $220.0 million to $230.0 million, including the following significant expenditures:

•	$100.0 million to $105.5 million for the construction of Mountain Vista Medical Center;

•	$60.0 million to $65.0 million for other growth and new business projects;

•	$35.0 million to $40.0 million in replacement or maintenance related projects at our hospitals; and

•	$14.0 million in hardware and software related costs in connection with the implementation of our advanced clinical information system.
     At June 30, 2007, we had construction and other various projects in progress with an estimated cost to complete and equip over the next three years of approximately $130.2 million. During the quarter ended March 31, 2007, we announced expansion projects at two of our Utah hospitals totaling approximately $77.0 million to $82.0 million. We plan to finance our proposed capital expenditures with borrowings under our new senior secured credit facilities, as well as with cash generated from operations, and other capital sources that may become available.
     At June 30, 2007, amounts outstanding under our new senior secured credit facilities consisted of a $437.9 million term loan, $86.0 million under the delayed draw term loan and $23.8 million under the revolving credit facility. We also had $39.7 million and $3.0 million in letters of credit outstanding under the synthetic letter of credit facility and the revolving credit facility, respectively. In addition to amounts outstanding under the new senior secured credit facilities, we had $475.0 million aggregate principal amount of 8 3/4% senior subordinated notes due 2014 outstanding at June 30, 2007. For a further discussion of our debt arrangements, see the section below entitled “Debt Instruments.”
     Effective as of January 31, 2007, we completed our acquisition of Glenwood located in West Monroe, Louisiana. The purchase price for the 242-bed hospital was approximately $81.0 million, subject to final net working capital with the seller. This transaction was funded with cash on hand and $40.0 million drawn against our revolving credit facility. Amounts borrowed under the revolving credit facility to fund this acquisition were repaid from operating cash flows during the quarter ended March 31, 2007. Additionally, we plan to make capital expenditures on the hospital’s campus of approximately $30.0 million over the next four years.
     Effective as of May 31, 2007, we completed our acquisition of Alliance located in Odessa, Texas. The purchase price for the 50-bed hospital was $65.5 million, which is subject to a final net working capital settlement with the seller. The transaction was funded in part by $60.6 million from our new senior secured credit facilities as well as units of limited partnership interest of Odessa Regional Hospital, LP, and the assumption of certain liabilities of Alliance. Upon acquisition, the operations of Alliance were immediately merged into Odessa Regional Hospital to form Odessa Regional Medical Center.
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
Overview of Cash Flow Activities for the Nine Months Ended June 30, 2007 and 2006
     Our cash flows are summarized as follows (in millions):

	Nine Months
	Ended June 30,
	2007	2006
Cash flow from operating activities	$79.0	$104.6
Cash flow from investing activities	(285.3)	(93.4)
Cash flow from financing activities	111.3	(3.2)
Operating Activities
     After completing our refinancing transaction on April 27, 2007, our primary sources of liquidity are cash flow provided by our operations, our senior secured revolving credit facility and our senior secured delayed draw term loan. At June 30, 2007, we had $78.6 million in net working capital, compared to $134.7 million at September 30, 2006. The decline in net working capital is primarily attributable to the use of cash during the nine months ended June 30, 2007, to fund the acquisition of Glenwood and capital expenditures, including the construction of Mountain Vista Medical Center. Net accounts receivable increased $45.6 million from $182.5 million at September 30, 2006, to $228.1 million at June 30, 2007, which includes the effect of the Glenwood and Alliance acquisitions. Our days revenue in accounts receivable at June 30, 2007 were 58 compared to 52 at June 30, 2006. Excluding the impact of the uninsured discounts, our days revenue in accounts receivable at June 30, 2007 were 56. As a result of opening our new hospital, Mountain Vista Medical Center, on July 23, 2007, we expect working capital and cash flows from operating activities to continue to be negatively impacted during the start-up phase of operations at the new facility.
Investing Activities
     Investing activities used $285.3 million during the nine months ended June 30, 2007, including $81.0 million and $60.6 million associated with the acquisitions of Glenwood and Alliance, respectively.
     Capital expenditures for the nine months ended June 30, 2007, were approximately $150.8 million. Significant items included the following:
•	$81.9 million for the construction of Mountain Vista Medical Center;

•	$29.9 million for various expansion and renovation projects at our hospitals; and

•	$14.7 million in hardware and software related to our advanced clinicals and other information systems projects.
Financing Activities
     Financing activities provided net cash of $111.3 million during the nine months ended June 30, 2007. During the nine months ended June 30, 2007, we have incurred net borrowings of $129.1 million. The refinancing of our senior secured credit facilities resulted in a net increase in borrowings of $25.8 million. Pursuant to the terms of our new senior secured credit facilities, as of June 30, 2007, we have borrowed $86.0 million under the delayed draw term loan and $23.8 million under the revolving credit facility. Additionally, we repaid $2.9 million in capital leases and other debt during the nine month period.
Debt Instruments

     As of June 30, 2007, we had two separate debt arrangements:
•	$854.0 million in new senior secured credit facilities; and

•	$475.0 million in 8 3/4 senior subordinated notes due 2014.
$854.0 Million Senior Secured Credit Facilities
     The new $854.0 million senior secured credit facilities include: (i) a senior secured term loan of $439.0 million; (ii) a senior secured delayed draw term loan of $150.0 million; (iii) a senior secured revolving credit facility of $225.0 million, with a $50.0 million sublimit for letters of credit; and (iv) a senior secured synthetic letter of credit facility of $40.0 million. All facilities mature on March 15, 2014, except for the revolving credit facility, which matures on April 27, 2013. The term loans bear interest at an annual rate of LIBOR plus 2.00% or, at our option, the administrative agent’s base rate plus 1.00%. The revolving loans bear interest at an annual rate of LIBOR plus an applicable margin ranging from 1.25% to 1.75% or, at our option, the administrative agent’s base rate plus an applicable margin ranging from 0.25% to 0.75%, such rate in each case depending on our senior secured leverage ratio. A commitment fee ranging from 0.375% to 0.5% per annum times the undrawn portion of the senior secured revolving credit facility will accrue and will be payable in arrears.
     Principal under the new senior secured term loan is due in 24 consecutive equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount ($439.0 million) during the first six years thereof, with the balance payable in four equal installments in year seven. The senior secured delayed draw term loan is required to be fully drawn by April 27, 2008. Principal under the senior secured delayed draw term loan is due in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount ($150.0 million), beginning with the quarter ending June 30, 2008 and continuing until March 31, 2013, with the balance payable in four equal installments during the final year of the loan, year seven. Unless terminated earlier, the senior secured revolving credit facility has a single maturity of six years. The new senior secured credit facilities are also subject to mandatory prepayment under specific circumstances, including a portion of excess cash flow, a portion of the net proceeds from an initial public offering, asset sales, debt issuances and specified casualty events, each subject to various exceptions.
     The new senior secured credit facilities are (i) secured by a first mortgage and lien on our real property and related personal and intellectual property and pledges of equity interests in the entities that own such properties and (ii) guaranteed by certain of our subsidiaries.
     In addition, the new senior secured credit facilities contain certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements.
     At June 30, 2007, amounts outstanding under our new senior secured credit facilities consisted of a $437.9 million term loan, $86.0 million under the delayed draw term loan and $23.8 million under the revolving credit facility. We also had $39.7 million and $3.0 million in letters of credit outstanding under the synthetic letter of credit facility and the revolving credit facility, respectively. The weighted average interest rate of outstanding borrowings under our senior secured credit facilities was approximately 7.4% and 7.5% for the quarter and nine months ended June 30, 2007, respectively.
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
$300.0 Million Holdings Senior PIK Loans
     On April 27, 2007, IASIS Healthcare Corporation, our parent company, borrowed $300.0 million in Holdings Senior Paid-in-Kind (“PIK”) Loans, which mature June 15, 2014. Proceeds were used to repurchase equity from the stockholders of IASIS Healthcare Corporation. The Holdings Senior PIK Loans shall bear interest at an annual rate equal to LIBOR plus 5.25%. The Holdings Senior PIK Loans rank behind our existing debt and will convert to cash-pay after five years, at which time accrued interest becomes payable in cash. At June 30, 2007, the outstanding balance of the Holdings Senior PIK Loans was $308.0 million, which includes $8.0 million of interest that has accrued to the principal of these loans since the date of issuance.
Other
     As of June 30, 2007, we provided a performance guaranty in the form of a letter of credit in the amount of $20.6 million for the benefit of AHCCCS to support our obligations under the Health Choice contract to provide and pay for healthcare services. The amount of the performance guaranty is based in part upon the membership in the plan and the related capitation revenue paid to us. Additionally, Health Choice maintains a minimum cash balance of $5.0 million.
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
Seasonality
     The patient volumes and net revenue of our healthcare operations are subject to seasonal variations and generally are greater during the quarter ended March 31 than other quarters. These seasonal variations are caused by a number of factors, including seasonal cycles of illness, climate and weather conditions in our markets, vacation patterns of both patients and physicians and other factors relating to the timing of elective procedures.
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
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007, with early adoption encouraged. This statement provides a single definition of fair value, establishes a framework for measuring fair value, and expands disclosures concerning fair value measurements. We do not anticipate a material impact on our results of operations or financial position from the adoption of SFAS 157.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. At June 30, 2007, we had in place $854.0 million in senior secured credit facilities bearing interest at variable rates at specified margins above either the agent bank’s alternate base rate or its LIBOR rate. The senior secured credit facilities consisted of a $439.0 million, seven-year term loan, a $150.0 million senior secured delayed draw term loan, a $225.0 million, six-year senior secured revolving credit facility, and a $40.0 million senior secured synthetic letter of credit facility. Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates on our consolidated financial position, results of operations or cash flows would not be material. As of June 30, 2007, we had variable rate debt of approximately $547.7 million. Holding other variables constant, including levels of indebtedness, a 0.125% increase in interest rates would have had an estimated impact on pre-tax earnings and cash flows for the next twelve month period of $685,000. We have not taken any action to cover interest rate risk and are not a party to any interest rate market risk management activities.
     We have $475.0 million in senior subordinated notes due December 15, 2014, with interest payable semi-annually at the rate of 8 3/4% per annum. At June 30, 2007, the fair market value of the outstanding 8 3/4% notes was $472.6 million, based upon quoted market prices as of that date.
Item 4. Controls and Procedures
Evaluations of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2007. Based on this evaluation, the principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports.
Changes in Internal Control Over Financial Reporting
     During the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II.
OTHER INFORMATION
Item 1. Legal Proceedings
     On August 13, 2007, we learned that on July 23, 2007, the U.S. District Court for the District of Arizona unsealed a qui tam action filed against IAS by a relator on behalf of the United States. The relator formerly was the chief compliance officer of IAS. The action originally was filed under seal on March 11, 2005. An amended complaint was filed under seal on March 27, 2006, and a second amended complaint was filed under seal on July 20, 2007. The qui tam action seeks monetary damages and civil penalties under the Federal False Claims Act (the “FCA”) and includes allegations that certain business practices of IAS related to physician relationships and the medical necessity of certain procedures resulted in the submission of claims for reimbursement in violation of the FCA. The action was unsealed after the United States Department of Justice, on May 31, 2007, filed a notice with the court stating that it was declining to intervene at this time on behalf of the federal government. The government stated in the notice that it is continuing its investigation. Although the United States has given notice that it is not intervening at this time, the qui tam relator is permitted to maintain the action. We intend to vigorously defend against the allegations made by the qui tam relator and bring this matter to its ultimate resolution. There can be no assurance as to the outcome of this matter.
     In September 2005, while the qui tam action was under seal, IAS received a subpoena from the OIG requesting production of documents, dating back to January 1999, primarily related to contractual arrangements between certain physicians and our hospitals, including leases, medical directorships and recruitment agreements. We maintain a comprehensive compliance program and endeavor to ensure that we maintain high standards of conduct in the operation of our business in compliance with all applicable laws. Although we continue to be fully committed to regulatory compliance and will cooperate diligently with governmental authorities regarding any continued investigation, there can be no assurance as to the outcome of this matter.
     If either a continued governmental investigation or the qui tam action were to be resolved in a manner unfavorable to us, it could have a material adverse effect on our business, financial condition and results of operations, including exclusion from the Medicare and Medicaid programs. Further, the outcome of these matters may result in significant fines, other penalties (including the award of up to treble damages under the FCA) and/or adverse publicity.
     We believe we are in material compliance with all applicable laws and regulations. Compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action, including fines, penalties and exclusion from the Medicare and Medicaid programs.
Item 1A. Risk Factors
     Reference is made to the factors set forth under the caption “Forward-Looking Statements” in Part I, Item 2 of this Form 10-Q and other risk factors described in our annual report on Form 10-K, which are incorporated herein by reference. There have not been any material changes to the risk factors previously disclosed in our annual report on Form 10-K other than as set forth below.
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
     Further, Congress, other governmental entities and private entities currently are performing studies or considering recommendations regarding the effects of physician ownership of both specialty and general acute care hospitals. The results of these studies and recommendations may lead to legislative and regulatory changes that could adversely affect our ability to undertake joint ventures with physicians. The Department of Health and Human Services has announced that it intends to collect information on ownership, investment and compensation arrangements with physicians from 500 hospitals. The Department has indicated that it intends to use the data to monitor compliance with the federal Stark Law and that the Department may share the information with other government agencies. We expect some of our hospitals to be among this group of 500. It is not certain how many of our hospitals will be among this group or whether the Department may send requests to additional hospitals in the future.
     The Department has recently announced a final rule that, effective October 1, 2007, requires physician-owned hospitals to disclose in writing to patients that such hospitals are owned by physicians and that patients may receive a list of the hospital’s physician investors upon request. A hospital is considered to be physician-owned if any physician holds debt, stock or other types of investment in the hospital or in any owner of the hospital, excluding physician ownership through publicly traded securities that meet certain conditions. If a hospital fails to make the required disclosures, the hospital could lose its Medicare provider agreement.
     Further, the U.S. House of Representatives has recently passed a bill that would prohibit physician ownership of hospitals, with a limited exception for existing hospitals that do not increase their bed count and meet certain other detailed restrictions. If enacted in its current form, this bill may require the restructuring of many existing entities, including our hospitals that have physician investors. We cannot predict whether this provision or any other restriction on physician ownership of hospitals will be contained in any final legislation enacted by Congress.
IAS Is The Subject Of A Qui Tam Action And Investigation By The OIG That If Ultimately Resolved In A Manner Unfavorable To Us Could Have A Material Adverse Effect On Our Business, Financial Condition And Results of Operations.
     On August 13, 2007, we learned that on July 23, 2007, the U.S. District Court for the District of Arizona unsealed a qui tam action filed against IAS by a relator on behalf of the United States. The relator formerly was the chief compliance officer of IAS. The action originally was filed under seal on March 11, 2005. An amended complaint was filed under seal on March 27, 2006, and a second amended complaint was filed under seal on July 20, 2007. The qui tam action seeks monetary damages and civil penalties under the FCA and includes allegations that certain business practices of IAS related to physician relationships and the medical necessity of certain procedures resulted in the submission of claims for reimbursement in violation of the FCA. The action was unsealed after the United States Department of Justice, on May 31, 2007, filed a notice with the court stating that it was declining to intervene at this time on behalf of the federal government. The government stated in the notice that it is continuing its investigation. Although the United States has given notice that it is not intervening in the case at this time, the qui tam relator is permitted to maintain the action. We intend to vigorously defend against the allegations made by the qui tam relator and bring this matter to its ultimate resolution. There can be no assurance as to the outcome of this matter.
     In September 2005, while the qui tam action was under seal, IAS received a subpoena from the OIG requesting production of documents, dating back to January 1999, primarily related to contractual arrangements between certain physicians and our hospitals, including leases, medical directorships and recruitment agreements. We maintain a comprehensive compliance program and endeavor to ensure that we maintain high standards of conduct in the operation of our business in compliance with all applicable laws. Although we continue to be fully committed to regulatory compliance and will cooperate diligently with governmental authorities regarding any continued investigation, there can be no assurance as to the outcome of this matter.
     If either a continued governmental investigation or the qui tam action were to be resolved in a manner unfavorable to us, it could have a material adverse effect on our business, financial condition and results of operations, including exclusion from the Medicare and Medicaid programs. Further, the outcome of these matters may result in significant fines, other penalties (including the award of up to treble damages under the FCA) and/or adverse publicity. In addition, we have and may continue to incur material fees, costs and expenses in connection with responding to the OIG subpoena and defending the qui tam action.
Item 6. Exhibits
(a) List of Exhibits:

10.1	Amendment No. 16 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2006.

31.1	Certification of Principal Executive Officer Pursuant to Rule 15d–14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IASIS HEALTHCARE LLC
Date: August 14, 2007	By:	/s/ John M. Doyle
John M. Doyle
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amendment No. 16 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2006.

31.1	Certification of Principal Executive Officer Pursuant to Rule 15d–14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.