Form 10-K
period 2007-09-30
IASIS Healthcare LLC
filed 2007-12-21
CIK 1294632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007
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
Registrant’s telephone number, including area code: (615) 844-2747
Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☑ NO ☐
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and non-accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated filer ☐      Accelerated filer ☐      Non-Accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
     As of December 21, 2007, 100% of the registrant’s common interests outstanding (all of which are privately owned and are not traded on any public market) were owned by IASIS Healthcare Corporation, its sole member.

i

IASIS HEALTHCARE LLC
PART I
Item 1. Business.
Company Overview
          We are a leading owner and operator of medium-sized acute care hospitals in high-growth urban and suburban markets. We operate our hospitals with a strong community focus by offering and developing healthcare services targeted to the needs of the markets we serve, promoting strong relationships with physicians and working with local managed care plans. As of September 30, 2007, we owned or leased 16 acute care hospital facilities and one behavioral health hospital with a total of 2,691 beds in service. Except for West Monroe, Louisiana, our hospital facilities are located in six regions, each of which has a projected population growth rate in excess of the national average.
•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	Tampa-St. Petersburg, Florida;

•	three cities in Texas, including San Antonio;

•	Las Vegas, Nevada; and

•	West Monroe, Louisiana
          Our general, acute care hospital facilities offer a variety of medical and surgical services commonly available in hospitals, including emergency services, general surgery, internal medicine, cardiology, obstetrics, orthopedics, psychiatry and physical rehabilitation. In addition, our facilities provide outpatient and ancillary services including outpatient surgery, physical therapy, radiation therapy, diagnostic imaging and respiratory therapy.
          We also own and operate a Medicaid and Medicare managed health plan in Phoenix called Health Choice Arizona, Inc. (“Health Choice” or the “Plan”), that served over 125,000 members as of September 30, 2007.
          For the year ended September 30, 2007, we generated net revenue of approximately $1.8 billion, of which approximately 75.6% was derived from our acute care segment.
          Our principal executive offices are located at Dover Centre, 117 Seaboard Lane, Building E, Franklin, Tennessee 37067 and our telephone number at that address is (615) 844-2747. Our Internet website address is www.iasishealthcare.com. Information contained on our website is not part of this annual report on Form 10-K.
          In this report, unless we indicate otherwise or the context requires, “we,” “us,” “our” or “our company” refers to IASIS Healthcare LLC (“IASIS”) and its consolidated subsidiaries and includes IASIS Healthcare Corporation (“IAS”), our parent company.
Business Strategy
          Our objective is to provide high-quality, cost-effective healthcare services in the communities we serve. The key elements of our business strategy are:
          • Provide High-Quality Services. We strive to provide high-quality services at each of our facilities. This includes monitoring and tracking clinical performance and patient safety, which is a focus of all our hospitals. We believe that the measurement of quality of care has become an increasingly important factor in third-party reimbursement, as well as in negotiating preferred managed care contracting rates. Reflecting our commitment to the quality of care and in an effort to maximize our reimbursement, we have implemented an advanced clinical information system at all of our hospitals, except for Glenwood Regional Medical Center (“Glenwood”), which was acquired during fiscal 2007, providing us with more timely availability of key clinical care data. We expect to complete installation at Glenwood in fiscal 2008. We believe that this system helps us enhance patient safety, reduce medical errors through bar coding, increase staff time available for direct patient care and continue to meet or exceed quality of care indicators for reimbursement. Our success at delivering high-quality services can be measured by items such as:
•	dedicated corporate and hospital resources;

•	on-going training and education of clinical personnel;

•	focus on information systems;

•	The Joint Commission accreditation at all hospitals;

•	centers of excellence within our hospitals, across many different service lines;

•	HealthGrades 5 Star ratings and top 5% of Hospitals awards at various hospitals;

•	Solucient’s Top 100 Hospital Awards for process improvements at certain hospitals; and

•	various other independent ratings.
          • Focus on Operational Excellence. Our management team has extensive multi-facility operating experience and focuses on operational excellence at each of our facilities. We intend to continue to improve our operations and profitability by:
•	using our advanced information systems platform across all of our hospitals to provide us with accurate, real-time and cost-effective financial and clinical information;

•	utilizing our newly developed hospital medical management program (HMMP) to drive improvements in case management and quality of care;

•	expanding our profitable product lines and improving our business mix;

•	focusing on efficient staffing, outsourcing programs and supply utilization;

•	capitalizing on purchasing efficiencies and reducing operating costs through monitoring compliance with our national group purchasing contract; and

•	improving our processes for patient registration, including patient qualification for financial assistance and point-of-service collections, billing, collections, managed care contract compliance and all other aspects of our revenue cycle.
          • Strategically Invest in Our Markets to Expand Services and Increase Revenue. Our disciplined approach to investing our capital includes analyzing demographic data, utilizing our advanced information systems to identify the profitability of our product lines and consulting with physicians and payors to prioritize the healthcare needs of the communities we serve. We intend to continue to increase our revenue and local presence by focusing our investment efforts on:
•	upgrading and expanding specialty services and surgical capacity, including cardiology, orthopedics, women’s services and sub-acute care;

•	expanding emergency room capacity;

•	updating our technology in surgery, such as robotic surgery, diagnostic imaging and other medical equipment;

•	increasing capacity and utilization of inpatient services at certain of our hospitals; and

•	enhancing the convenience and quality of our outpatient services, as well as expanding outpatient specialty services.
          We are continually engaged in strategic investments in our markets to expand services and increase revenue. Over the past two years, we have invested over $200.0 million in growth capital expenditures at our existing facilities, which include various expansion and renovation projects, along with upgrades in imaging and other diagnostic equipment such as 64-slice CT scanners. In addition, we have begun construction on patient tower expansion projects at two of our Utah hospitals, which we expect to further enhance our presence in the Salt Lake City area. Estimated cost to complete these patient tower projects, along with various other growth projects in progress is $99.9 million at September 30, 2007. Additionally, we completed the construction of Mountain Vista Medical Center in Mesa, Arizona, which we opened on July 23, 2007. We believe this new hospital will be a leading acute care hospital in this high growth service area. Capital expenditures also include upgrades in hardware and software related to our advanced clinicals and other information systems projects.

          • Recruit and Retain Quality Physicians. Consistent with community needs and regulatory requirements, we intend to continue to recruit and retain quality physicians for our medical staffs and maintain their loyalty to our facilities by:
•	dedicating corporate personnel and resources to physician recruitment;

•	equipping our hospitals with technologically advanced equipment;

•	enhancing physician convenience and access, including the development of medical office space on or near our medical campuses;

•	sponsoring training programs to educate physicians on advanced medical procedures;

•	allowing physicians to remotely access clinical data through our information systems, facilitating more convenient and timely patient care; and

•	employing specialty physicians to meet community needs in certain markets.
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
          • Selectively Pursue Acquisitions and Strategic Alliances. We intend to selectively pursue hospital acquisitions in existing and new markets where we believe we can improve the financial and operational performance of the acquired hospital and enhance our regional presence. We intend to target hospitals with 100 to 400 beds. We will focus our new market development efforts to acquire under-managed and/or under-capitalized facilities in growing urban and suburban regions with stable or improving managed care environments, as well as other opportunistic acquisitions. We will also continue to identify opportunities to expand our presence through strategic alliances with other healthcare providers.
          Although we expect our business strategy to increase our patient volumes, certain risk factors could offset those increases to our net revenue. Please see Item 1A, “Risk Factors” beginning on page 24 for a discussion of risk factors affecting our business.
Our Markets
          Our hospitals are located in regions with some of the fastest growing populations in the United States.
Salt Lake City, Utah
          We operate four acute care hospital facilities with a total of 539 licensed beds in the Salt Lake City area. The population in this area is projected to grow by 5.1% from 2006 to 2011, which is approximately 1.1 times above the projected national average growth rate. We believe our hospitals in Utah benefit from attractive strategic locations. We also believe the reimbursement environment in Utah is favorable with the majority of our net patient revenue derived from managed care payors. Over the past four fiscal years we have completed expansion projects at our existing facilities in this market totaling $51.0 million. These projects have provided additional capacity for women’s services, inpatient and outpatient surgery, emergency rooms, inpatient psychiatric and various diagnostic services, along with upgraded imaging technology. In addition, we expect to spend approximately $92.0 million to $97.0 million in fiscal 2008 on new services and various other renovation and expansion projects in the Salt Lake City area, including patient tower expansions at Jordan Valley Medical Center and Davis Hospital and Medical Center, and emergency room and intensive care unit expansions at Salt Lake Regional Medical Center. Our significant capital investments in our Salt Lake City area facilities are yielding strong returns. For the year ended September 30, 2007, we generated approximately 28.6% of our total acute care revenue in this market.
Phoenix, Arizona
          We operate four acute care hospital facilities and one behavioral health hospital with a total of 729 licensed beds in the Phoenix area. The population in this area is projected to grow by 13.7% from 2006 to 2011, which is nearly 2.9 times the projected national average growth rate. The population in the primary service area for Mountain Vista Medical Center, which opened in the East Valley area of Phoenix on July 23, 2007, is projected to grow 24.6% from 2006 to 2011. The population growth in the Phoenix area, coupled with local nursing shortages, has resulted in greater contract labor utilization compared to our other markets. We have implemented a comprehensive nurse recruiting and retention plan to address this issue. In addition, we have expanded our relationships with local colleges and universities, which included sponsorship of nursing scholarship programs. We believe we can continue to achieve growth in our existing Phoenix facilities through continued focus on profitable product lines and improved managed care contracting rates. For the year ended September 30, 2007, exclusive of Health Choice, we generated approximately 19.6% of our total acute care revenue in this market.
Tampa-St. Petersburg, Florida
          We operate three acute care hospital facilities with a total of 688 licensed beds in the Tampa-St. Petersburg area. The population in this area is projected to grow by 8.3% from 2006 to 2011, which is approximately 1.7 times the projected national average growth rate. Florida has a large Medicare population and high managed care penetration. Certain material capital projects, including the addition of new beds or services, require regulatory approval under Florida’s certificate of need program. Such requirements restrict our ability to expand operations in this market. However, we believe we can achieve growth in our Tampa-St. Petersburg market through expansion into profitable profit lines, such as psychiatric and non-invasive radiosurgery services. For the year ended September 30, 2007, we generated approximately 15.1% of our total acute care revenue in this market.
Texas
           We operate three acute care hospital facilities with a total of 747 licensed beds in San Antonio, Odessa, and Port Arthur, Texas. Effective as of May 31, 2007, we acquired Alliance Hospital (“Alliance”) in Odessa, Texas, with a total of 50 licensed beds. Upon acquisition, the operations of Alliance were immediately merged into Odessa Regional Hospital (“Odessa”) to form Odessa Regional Medical Center, which allowed us to combine the expertise of these two facilities into a comprehensive medical center, located on one campus. Odessa is highly regarded for both its general acute and women’s services, including maternity, newborn and neonatal intensive care. Alliance is well known for its cardiovascular care, orthopedics, and vascular and urology services. The weighted average projected population growth rate for these cities from 2006 to 2011 is 6.9%, which is approximately 1.4 times the projected national average growth rate. We believe our facilities in Texas benefit from favorable reimbursement rates and the lack of a single dominant competitor in their service areas. We expect to make capital expenditures of approximately $24.0 million to $29.0 million in Texas during fiscal 2008, which includes the expansion of obstetric, neonatology and surgical services at our Southwest General Hospital, expansion of neonatology services at Odessa, and an upgrade of imaging and other diagnostic equipment at our Texas facilities. For the year ended September 30, 2007, we generated approximately 24.1% of our total acute care revenue in this market.
Las Vegas, Nevada
          We operate North Vista Hospital, with a total of 185 licensed beds, in Las Vegas. The population in this area is projected to grow by 18.9% from 2006 to 2011, at approximately 3.9 times the projected national average growth rate, which would make it one of the fastest growing populations in the United States. We plan to continue improvements in the operating performance of North Vista Hospital by expanding women’s and psychiatric services, investing in profitable product lines and focusing on managed care contracting. For the year ended September 30, 2007, we generated approximately 7.6% of our total acute care revenue in this market.
West Monroe, Louisiana
          Effective as of January 31, 2007, we acquired Glenwood with a total of 237 licensed beds, in West Monroe, Louisiana. The acquisition of Glenwood allowed us to enter into a new, growing market with a population of approximately 150,000. Medical services provided by Glenwood and its physicians cover 28 specialties and subspecialties, and include awards for cardiology and hip replacement services. Prior to acquisition, Glenwood was a tax-exempt entity. We believe that with strategic capital investment and the implementation of our operating systems and processes, Glenwood will yield a strong return on capital. We expect to spend approximately $30.0 million in renovation and other expansion projects during our first four years of ownership. During fiscal 2008, we anticipate spending approximately $10.0 million to $15.0 million, including implementation of our advanced clinical system, expansion and renovation of operating rooms, and new imaging and other equipment. For the year ended September 30, 2007, we generated approximately 5.0% of our total acute care revenue in this market.
Our Properties
          We operate 16 acute care hospital facilities and one behavioral health hospital and have ownership interests in three ambulatory surgery centers. As of September 30, 2007, we own fourteen and lease two of our hospital facilities. Six of our acute care hospitals have third-party investors. The following table contains information concerning our hospitals.

		Licensed
Hospitals	City	Beds
Utah
Davis Hospital & Medical Center (1)	Layton	136
Jordan Valley Medical Center (2)	West Jordan	96
Pioneer Valley Hospital (3)	West Valley City	139
Salt Lake Regional Medical Center	Salt Lake City	168
Arizona
Mesa General Hospital (4)	Mesa	126
Mountain Vista Medical Center (5)	Mesa	178
St. Luke’s Medical Center (6)	Phoenix	338
Tempe St. Luke’s Hospital	Tempe	87
Florida
Memorial Hospital of Tampa	Tampa	180
Palms of Pasadena Hospital	St. Petersburg	307
Town & Country Hospital	Tampa	201
Nevada
North Vista Hospital	Las Vegas	185
Texas
Odessa Regional Medical Center (7)	Odessa	196
Southwest General Hospital (8)	San Antonio	327
The Medical Center of Southeast Texas (9)	Port Arthur	224
Louisiana
Glenwood Regional Medical Center	West Monroe	237

Total		3,125

(1)	Owned by a limited partnership in which we own a 97.5% interest.

(2)	On July 1, 2007, Jordan Valley Medical Center acquired Pioneer Valley Hospital, a wholly-owned subsidiary of IASIS. The combined entity is owned by a limited partnership in which we own a 97.4% interest.

(3)	A separate campus of Jordan Valley Medical Center, which is leased under an agreement that expires on January 31, 2019. We have options to extend the term of the lease through January 31, 2039.

(4)	Leased under an agreement that expires on July 31, 2008. We are currently considering renewing this lease agreement for a period of two years.

(5)	Owned by a limited partnership in which we own an 90.4% interet.

(6)	Includes St. Luke’s Behavioral Hospital, which has 103 licensed beds.

(7)	Owned by a limited partnership in which we own an 88.8% interest.

(8)	Owned by a limited partnership in which we own a 93.6% interest.

(9)	Owned by a limited partnership in which we own an 87.5% interest.
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

Hospital Operations
          Our senior management team has extensive multi-facility operating experience and focuses on maintaining clinical and operational excellence at our facilities. At each hospital we operate, we have implemented policies and procedures to improve the hospital’s operating and financial performance. A hospital’s local management team is generally comprised of a chief executive officer, chief financial officer and chief nursing officer. Local management teams, in consultation with our corporate staff, develop annual operating plans setting forth revenue growth and operating profit strategies. These strategies can include the expansion of services offered by the hospital, the recruitment of physicians in each community, plans to enhance quality of care and improvements in operating efficiencies to reduce costs. We believe that the competence, skills and experience of the management team at each hospital is critical to the hospital’s success because of its role in executing the hospital’s operating plan. Our performance-based compensation program for each local management team is based upon the achievement of qualitative and quantitative goals set forth in the annual operating plan. Our hospital management teams are advised by boards of trustees that include members of hospital medical staffs, as well as community leaders. Each board of trustees establishes policies concerning medical, professional and ethical practices, monitors such practices and is responsible for ensuring that these practices conform to established standards.
          Factors that affect demand for our services include:
•	the geographic location of our hospital facilities and their convenience for patients and physicians;

•	our participation in managed care programs;

•	utilization management practices of managed care plans;

•	consolidation of managed care payors;

•	capital investment at our facilities;

•	the quality of our medical staff;

•	competition from other healthcare providers;

•	the size of and growth in local population;

•	local economic conditions; and

•	improved treatment protocols as a result of advances in medical technology and pharmacology.
          We believe that the ability of our hospitals to meet the healthcare needs of their communities is determined by the:
•	level of physician support;

•	availability of nurses and other healthcare professionals;

•	quality, skills and compassion of our employees;

•	breadth of our services;

•	physical capacity and level of technological advancement at our facilities; and

•	emphasis on quality of care.
          We continuously evaluate our services with a view of expanding our profitable lines of business and improving our business mix. We use our advanced information systems to perform detailed product line margin analyses and monitor the profitability of the services provided at our facilities. We employ these analyses to capitalize on price and volume trends through the expansion of certain services. We also use our information systems to monitor patient care and other quality of care assessment activities on a continuing basis.
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
          Inpatient care is expanding to include sub-acute care when a less intensive, lower cost level of care is appropriate. By offering cost-effective sub-acute services in appropriate circumstances, we are able to provide a continuum of care when the demand for such services exists. We have identified opportunities to develop post-acute services within our facilities as appropriate, including inpatient psychiatric and rehabilitation services.

Sources of Revenue
          We receive payment for patient services from:
•	the federal government, primarily under the Medicare program;

•	state Medicaid programs, including managed Medicaid plans;

•	managed care payors, including health maintenance organizations, preferred provider organizations and managed Medicare plans; and

•	individual patients and private insurers.
          The following table presents the approximate percentages of our hospitals’ net patient revenue from these sources:

	Years Ended September 30,
Payor Source	2007	2006	2005
Medicare	25.5%	24.3%	26.6%
Medicaid	14.3	14.6	13.1
Managed care	45.1	46.1	44.4
Self-pay and other	15.1	15.0	15.9

Total(1)	100.0%	100.0%	100.0%

(1)	For the years ended September 30, 2007, 2006 and 2005, net patient revenue comprised 75.6%, 75.0% and 76.8%, respectively, of our consolidated net revenue.
          Most of our hospitals offer discounts from established charges to managed care plans if they are large group purchasers of healthcare services. These discount programs generally limit our ability to increase net patient revenue in response to increasing costs. Patients generally are not responsible for any difference between established hospital charges and amounts reimbursed for such services under Medicare, Medicaid, health maintenance organizations, preferred provider organizations or private insurance plans. Patients generally are responsible for services not covered by these plans, and exclusions, deductibles or co-insurance features of their coverage. Collecting amounts due from patients is more difficult than collecting from governmental programs, managed care plans or private insurers. Increases in the population of uninsured individuals, changes in the states’ indigent and Medicaid eligibility requirements and continued efforts by employers to pass more out-of-pocket health care costs to employees in the form of increased co-payments and deductibles have resulted in an increase in our provision for bad debts. Our charity care policy covers uninsured patients with incomes above 200% of the federal poverty level. Under our charity care program, a sliding scale of reduced rates is offered to uninsured patients at all of our hospitals, who are not otherwise covered through federal, state or private insurance, with incomes between 200% and 400% of the federal poverty level. During the third quarter of fiscal 2006, we implemented an uninsured discount program offering discounts to all uninsured patients receiving healthcare services who do not qualify for assistance under state Medicaid, other federal or state assistance plans or charity care.
Competition
          Our facilities and related businesses operate in competitive environments. A number of factors affect our competitive position, including:
•	our managed care contracting relationships;

•	the number, availability, quality and specialties of physicians, nurses and other healthcare professionals;

•	the scope, breadth and quality of services;

•	the reputation of our facilities and physicians;

•	growth in hospital capacity in the markets we serve;

•	the physical condition of our facilities and medical equipment;

•	the location of our facilities and availability of physician office space;

•	certificate of need restrictions, where applicable;

•	the availability of parking or proximity to public transportation;

•	accumulation, access and interpretation of publicly reported quality indicators;

•	growth in outpatient service providers;

•	charges for services; and

•	the geographic coverage of our hospitals in the regions in which we operate.
     We currently face competition from established, not-for-profit healthcare companies, investor-owned hospital companies, large tertiary care centers, specialty hospitals and outpatient service providers such as surgery centers and imaging centers. In addition, some of our hospitals operate in regions with vertically integrated healthcare providers that include both payors and healthcare providers, which could affect our ability to obtain managed care contracts. We expect to encounter increased competition from specialty hospitals, outpatient service providers, not-for-profit healthcare companies and companies, like ours, that consolidate hospitals and healthcare companies in specific geographic markets. Continued consolidation in the healthcare industry will be a leading contributing factor to increased competition in markets in which we already have a presence and in markets we may enter in the future.
     Another factor in the competitive position of a hospital is the ability of its management to obtain contracts with purchasers of group healthcare services. The importance of obtaining managed care contracts continues as private and government payors and others turn to managed care organizations to help control rising healthcare costs. Most of our markets have experienced significant managed care penetration, along with consolidation of major managed care plans. The revenue and operating results of our hospitals are significantly affected by our hospitals’ ability to negotiate favorable contracts with managed care plans. Health maintenance organizations and preferred provider organizations use managed care contracts to encourage patients to use certain hospitals in exchange for discounts from the hospitals’ established charges. Traditional health insurers also contain costs through similar contracts with hospitals.
     An additional competitive factor is whether a hospital is part of a local hospital network, as well as the scope and quality of services offered by the network compared to competing networks. A hospital that is part of a network offering a broad range of services in a wide geographic area is more likely to obtain more favorable managed care contracts, than a hospital that is not. On an ongoing basis, we evaluate changing circumstances in each geographic area in which we operate. We may position ourselves to compete in these managed care markets by forming our own, or joining with others to form, local hospital networks.
Employees And Medical Staff
     As of September 30, 2007, we had 10,826 employees, including 3,509 part-time employees. We consider our employee relations to be good. In certain markets, there is currently a shortage of nurses and other medical support personnel. We recruit and retain nurses and medical support personnel by creating a desirable, professional work environment, providing competitive wages, benefits and long-term incentives, and providing career development and other training programs. In order to supplement our current employee base, we have been expanding our relationship with colleges, universities and other medical education institutions in our markets, as well as recruiting nurses and other medical support personnel from abroad. Our hospitals are staffed by licensed physicians who have been admitted to the medical staff of our individual hospitals. Any licensed physician may apply to be admitted to the medical staff of any of our hospitals, but admission to the staff must be approved by each hospital’s medical staff and the appropriate governing board of the hospital in accordance with established credentialing criteria. In an effort to meet community needs in certain markets in which we operate, we have implemented a strategy to employ physicians in certain specialties. As of September 30, 2007, we employed 67 physicians, who practice primarily in our Utah market. While we believe this strategy is consistent with industry trends, we cannot be assured of the long-term success of such a strategy, which includes related integration of practice management components.
     Our employees are not subject to collective bargaining agreements, although nurses at one of the hospitals in our Salt Lake City, Utah market voted in the third quarter of fiscal 2002 regarding union representation. These ballots have been impounded by the National Labor Relations Board (“NLRB”) pending the determination of the eligibility to vote of the hospital’s charge nurses. On February 20, 2007, the Regional Director of the Denver

Region of the NLRB issued a decision finding that because of their responsibility to assign, direct and exercise independent judgment, the hospital’s charge nurses were supervisors within the meaning of the National Labor Relations Act and therefore should have been excluded from voting. The United American Nurses union has attempted to appeal this decision by requesting review from the NLRB in Washington, D.C. On December 6, 2007, the Board denied this request on the grounds that it raised no substantial issues warranting review. As a result, the Regional Office of the NLRB will now proceed to count eligible votes and resolve any further challenges to the election. We do not believe this unionization attempt will ultimately be successful or, if successful, would have a material effect on our financial condition or results of operations.
Compliance Program
     Our compliance program is designed to ensure that we maintain high standards of conduct in the operation of our business and implement policies and procedures so that employees act in compliance with all applicable laws, regulations and company policies. The organizational structure of our compliance program includes a compliance committee of our board of directors, a corporate management compliance committee and local management compliance committees at each of our hospitals. These committees have the oversight responsibility for the effective development and implementation of our program. Our Vice President of Ethics and Business Practices, who reports directly to our Chairman and Chief Executive Officer and to the compliance committee of our board of directors, serves as Chief Compliance Officer and is charged with direct responsibility for the development and implementation of our compliance program. Other features of our compliance program include the designation of a Regional Compliance Officer for each of our hospitals, periodic ethics and compliance training and effectiveness reviews, the development and implementation of policies and procedures, including a mechanism for employees to report, without fear of retaliation, any suspected legal or ethical violations.
Reimbursement
Medicare
     Medicare is a federal program that provides hospital and medical insurance benefits to persons age 65 and over, some disabled persons and persons with end-stage renal disease. All of our hospitals are certified as providers of Medicare services. Under the Medicare program, acute care hospitals receive reimbursement under a prospective payment system for inpatient and outpatient hospital services. Currently, certain types of facilities are exempt or partially exempt from the prospective payment system methodology, including children’s hospitals and cancer hospitals. Hospitals and units exempt from the prospective payment system are reimbursed on a reasonable cost-based system, subject to cost limits.
     Under the inpatient prospective payment system, a hospital receives a fixed payment based on the patient’s assigned diagnosis related group. The diagnosis related group classifies categories of illnesses according to the estimated intensity of hospital resources necessary to furnish care for each principal diagnosis. The diagnosis related group rates for acute care hospitals are based upon a statistically normal distribution of severity. When treatments for patients fall well outside the normal distribution, providers may receive additional payments known as outlier payments. The diagnosis related group payments do not consider a specific hospital’s actual costs but are adjusted for geographic area wage differentials. Inpatient capital costs for acute care hospitals are reimbursed on a prospective system based on diagnosis related group weights multiplied by geographically adjusted federal weights. In the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“Medicare Modernization Act”), Congress equalized the diagnosis related group payment rate for urban and rural hospitals at the large urban rate for all hospitals for discharges on or after April 1, 2003. On August 1, 2006, the Centers for Medicare and Medicaid Services (“CMS”) announced a final rule that refines the diagnosis-related group payment system, and on August 1, 2007, CMS announced a final rule that creates new severity-adjusted diagnosis-related groups to replace the previous diagnosis-related groups. CMS expects the new severity-adjusted diagnosis-related groups to better recognize severity of illness among patients. We are unable to predict what impact these changes may have on our net revenue. Other Medicare payment changes may also affect our net revenue.
     The diagnosis related group rates are adjusted each federal fiscal year and have been affected by federal legislation. The index used to adjust the diagnosis related group rates, known as the “market basket index,” gives consideration to the inflation experienced by hospitals and entities outside of the healthcare industry in purchasing goods and services. However, in past years the percentage increases to the diagnosis related group rates have been lower than the percentage increases in the costs of goods and services purchased by hospitals. Based on the historical adjustments to the market baskets, future legislation or rulemaking may decrease the future rate of increase for diagnosis related group payments or make other changes to the diagnosis related groups, but we are unable to predict the amount of the reduction. For federal fiscal year 2008, CMS has issued a final rule updating the diagnosis-related group payment system rates by the full market basket of 3.3%. However, this rule reduces payment rates in fiscal years 2008 and 2009 to eliminate what CMS estimates will be the effect of coding or classification changes as a result of hospitals implementing the new severity adjusted diagnosis-related groups.
     Quality of care provided is becoming an increasingly important factor in Medicare reimbursement. The Medicare Modernization Act provides for diagnosis related group rate increases at the full market basket, if the facility submits data for certain patient care indicators to the Secretary of Health and Human Services. Initially, CMS required the reporting of 10 quality measures. As required by the Deficit Reduction Act of 2005 (“DEFRA”), CMS has expanded, through a series of rulemakings, the number of patient care indicators that hospitals must report. On November 1, 2007, CMS announced a final rule that expands to 30 the number of quality measures that hospitals are required to report, beginning with discharges occurring in calendar year 2008, in order to qualify for the full market basket update to the inpatient prospective payment system in fiscal year 2009. Under the final rule, those hospitals not submitting the required data will receive an increase in payment equal to the market basket minus two percentage points. We currently have the ability to monitor our compliance with the quality indicators and intend to submit the quality data required to receive the full market basket pricing update when appropriate. CMS has recently issued a report proposing a value-based purchasing system which would phase out the current quality reporting system and instead would make a portion of hospital payment contingent on actual performance on specified measures. It is uncertain whether such a program will be implemented.
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
     CMS reimburses hospital outpatient services and certain Medicare Part B services furnished to hospital inpatients who have no Part A coverage on a prospective payment system basis. CMS continues to use existing fee schedules to pay for physical, occupational and speech therapies, durable medical equipment, clinical diagnostic laboratory services and nonimplantable orthotics and prosthetics.
     All services paid under the prospective payment system for hospital outpatient services are classified into groups called ambulatory payment classifications or “APCs.” Services in each APC are similar clinically and in terms of the resources they require. A payment rate is established for each APC. CMS increased the conversion factor for calendar year 2007 by approximately 3.4%. CMS has published a final rule increasing payments for calendar year 2008 by 3.3%. We anticipate that future legislation may decrease the future rate of increase for APC payments, but we are unable to predict the amount of the reduction.
     Under the outpatient prospective payment system, hospitals may receive additional amounts known as “pass-through payments” for using new technology, but the total amount of pass-through payments in a calendar year is subject to a cap. For calendar year 2004 and subsequent years, the cap has been reduced to 2.0% of projected total payments under the hospital outpatient prospective payment system. CMS has announced that pass-through payments for calendar year 2008 will not be reduced because these payments are not expected to exceed the statutory cap. CMS may implement reductions in the pass-through payments in future years to reflect the cap.
     On November 1, 2007, CMS announced a final rule that requires hospitals to submit quality data regarding seven measures relating to outpatient care in order to receive the full market basket increase under the outpatient prospective payment system beginning in calendar year 2009. Hospitals that fail to submit such data will receive the market basket update minus two percentage points for the outpatient prospective payment system.
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
     Inpatient rehabilitation hospitals and designated units were fully transitioned from a reasonable cost reimbursement system to a prospective payment system in 2002. Under this prospective payment system, patients are classified into case mix groups based upon impairment, age, co-morbidities and functional capability. Inpatient rehabilitation facilities are paid a predetermined amount per discharge that reflects the patient’s case mix group and is adjusted for area wage levels, low-income patients, rural areas and high-cost outliers. For federal fiscal year 2007, CMS updated the payment rate for inpatient rehabilitation facilities by the full market basket rate of 3.3%. The update for federal fiscal year 2008 is the full market basket rate of 3.2%.
     On May 7, 2004, CMS issued a final rule modifying the criteria for classification as an inpatient rehabilitation facility as a result of data indicating that most facilities do not meet the existing criteria. Under the previous requirements, in order for a facility to be considered an inpatient rehabilitation facility, at least 75% of the facility’s inpatient population during the most recent 12-month cost reporting period must have required intensive rehabilitation services for one or more of ten specified conditions. A subsequent rule expanded the list of specified conditions to thirteen, and subsequent legislation and regulations temporarily reduced the percentage of the patient population who must have one of the specified conditions. For cost reporting periods beginning on or after July 1, 2007, 65% of the patient population must have one of the specified conditions. For cost reporting periods beginning on or after July 1, 2008, the threshold will increase to 75%. Congress has passed legislation that would reduce the threshold to 60%. As of September 30, 2007, we operated eight inpatient rehabilitation units within our hospitals.
     In 2004, CMS published a final rule to implement a prospective payment system for inpatient psychiatric facilities effective for cost report periods beginning on or after January 1, 2005, with a three year transition period from the former cost-based system. For cost reporting periods beginning on or after January 1, 2008, inpatient psychiatric facilities will be paid based on 100% of the prospective payment system. Under this prospective payment system, inpatient psychiatric facilities receive a federal per diem base rate that is based on the sum of the average routine operating, ancillary and capital costs for each patient day of psychiatric care in an inpatient psychiatric facility, adjusted for budget neutrality. This federal per diem base rate is further adjusted to reflect certain patient and facility characteristics, including patient age, certain diagnostic related groups, facility wage index adjustment, and facility rural location. The payment rates are adjusted annually on a July 1 update cycle. Inpatient psychiatric facilities receive additional outlier payments for cases in which estimated costs for the case exceed an adjusted threshold amount plus the total adjusted payment amount for the stay. The initial adjusted threshold amount was $5,700. The threshold amount for rate year 2008 (July 1, 2007 to June 30, 2008) is $6,488. CMS updated payments under the blended payment system for rate year 2008 by 3.2% (reflecting the blend of the 3.3% update for the cost-based payment system and the 3.2% update for the prospective payment system). As of October 1, 2007, we operated one behavioral health hospital and five specially designated psychiatric units that will be subject to these rules, as they are implemented.
     CMS has established a prospective payment system for Medicare skilled nursing units, under which units are paid a federal per diem rate for virtually all covered services. The effect of the new payment system generally has been to significantly reduce reimbursement for skilled nursing services, which has led many hospitals to close such units. For federal fiscal year 2008, CMS updated the payment rate for skilled nursing units by the full market basket of 3.3%.
     On July 16, 2007 CMS issued final regulations that will change payment for procedures performed in an ambulatory surgery center (“ASC”) effective January 1, 2008. Under this rule, ASC payment groups will increase from the current nine clinically disparate payment groups to the 221 APCs used under the outpatient prospective payment system for these surgical services. CMS estimates that the rates for procedures performed in an ASC setting under this proposal will equal 65% of the corresponding rates paid for the same procedures performed in an outpatient hospital setting. Because the new payment system will have a significant impact on payments for certain procedures, the final rule establishes a four year transition period for implementing the revised rates. In addition, the rule significantly expands the types of procedures that may be performed in ASCs. More Medicare procedures that are now performed in hospitals, such as ours, may be moved to ASCs, potentially reducing surgical volume in our hospitals. ASCs may experience decreased reimbursement depending on their service mix. Also, more Medicare procedures that are now performed in ASCs may be moved to physicians’ offices. Currently, we do not believe that these changes will have a material adverse impact on our results of operations or cash flows.
Medicaid
     Medicaid programs are jointly funded by federal and state governments and are administered by states under an approved plan that provides hospital and other healthcare benefits to qualifying individuals who are unable to afford care. All of our hospitals are certified as providers of Medicaid services. State Medicaid programs may use a prospective payment system, cost-based or other payment methodology for hospital services. Medicaid programs are required to take into account and make additional payments to hospitals serving disproportionate numbers of low income patients with special needs. Some of our hospitals receive such additional payments. The federal government and many states from time to time consider altering the level of Medicaid funding or expanding Medicaid benefits in a manner that could adversely affect future levels of Medicaid reimbursements received by our hospitals. DEFRA, signed into law on February 8, 2006, included Medicaid cuts of approximately $4.8 billion over five years. In addition, proposed legislative and regulatory changes would, if implemented, reduce federal Medicaid funding by approximately $25.7 billion over five years. Enrollment in managed Medicaid plans has increased in recent years, as state governments seek to control the cost of Medicaid programs.
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
     Cost reports filed by our facilities generally remain open for three years after the notice of program reimbursement date. If any of our facilities are found to have been in violation of federal or state laws relating to preparing and filing of Medicare or Medicaid cost reports, whether prior to or after our ownership of these facilities, we and our facilities could be subject to substantial monetary fines, civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. If an allegation is lodged against one of our facilities for a violation occurring during the time period before we owned the facility, we may have indemnification rights against the former owner of the facility for any damages we may incur based on negotiated indemnification and hold harmless provisions in the transaction documents. However, we cannot assure you that any such matter would be covered by indemnification, or if covered, that such indemnification would be adequate to cover any potential losses, fines and penalties. Additionally, we cannot assure you that the former owner would have the financial ability to satisfy indemnification claims.
Managed Care
     Managed care payors, including health maintenance organizations and preferred provider organizations, are organizations that provide insurance coverage and a network of healthcare providers to members for a fixed monthly premium. To control costs, these organizations typically contract with hospitals and other providers for discounted prices, review medical services to ensure that no unnecessary services are provided, and market providers within their networks to patients. A significant percentage of our overall payor mix is commercial managed care. We generally receive lower payments from commercial managed care payors than from traditional commercial/indemnity insurers for similar services.
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
Government Regulation and Other Factors
Licensure, Certification and Accreditation
     Healthcare facility construction and operation is subject to federal, state and local regulations relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, fire prevention, rate-setting and compliance with building codes and environmental protection laws. Our facilities also are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditation. We believe that all of our operating healthcare facilities are properly licensed under appropriate state healthcare laws, but we cannot assure you that government agencies or other entities enforcing licensure requirements would find our facilities in compliance with such requirements.
     All of our operating hospitals are certified under the Medicare program and are accredited by The Joint Commission, the effect of which is to permit the facilities to participate in the Medicare and Medicaid programs. If any facility loses its accreditation by The Joint Commission or otherwise loses its certification under the Medicare program, then the facility will be unable to receive reimbursement from the Medicare and Medicaid programs. We intend to conduct our operations in compliance with current applicable federal, state, local and independent review body regulations and standards, but we cannot assure you that government agencies or other entities enforcing such requirements would find our facilities in compliance with such requirements. The requirements for licensure, certification and accreditation are subject to change and, in order to remain qualified, we may need to make changes in our facilities, equipment, personnel and services.
Utilization Review
     Federal law contains numerous provisions designed to ensure that services rendered by hospitals to Medicare and Medicaid patients meet professionally recognized standards and are medically necessary and that claims for reimbursement are properly filed. These provisions include a requirement that a sampling of admissions of Medicare and Medicaid patients be reviewed by quality improvement organizations that analyze the appropriateness of Medicare and Medicaid patient admissions and discharges, quality of care provided, validity of diagnosis related group classifications and appropriateness of cases of extraordinary length of stay or cost. Quality improvement organizations may deny payment for services provided, assess fines and recommend to the Department of Health and Human Services (the “Department”) that a provider not in substantial compliance with the standards of the quality improvement organization be excluded from participation in the Medicare program. Most non-governmental managed care organizations also require utilization review.

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
     The OIG, among other regulatory agencies, is responsible for identifying and eliminating fraud, abuse and waste. The OIG carries out this mission through a nationwide program of audits, investigations and inspections. In order to provide guidance to healthcare providers, the OIG has from time to time issued “fraud alerts” that, although they do not have the force of law, identify features of a transaction that may indicate that the transaction could violate the anti-kickback statute or other federal healthcare laws. The OIG has identified several incentive arrangements as potential violations, including:
•	payment of any incentive by the hospital when a physician refers a patient to the hospital;

•	use of free or significantly discounted office space or equipment for physicians in facilities usually located close to the hospital;

•	provision of free or significantly discounted billing, nursing, or other staff services;

•	free training for a physician’s office staff, including management and laboratory techniques;

•	guarantees that provide that, if the physician’s income fails to reach a predetermined level, the hospital will pay any portion of the remainder;

•	low-interest or interest-free loans, or loans which may be forgiven if a physician refers patients to the hospital;

•	payment of the costs of a physician’s travel and expenses for conferences or a physician’s continuing education courses;

•	coverage on the hospital’s group health insurance plans at an inappropriately low cost to the physician;

•	rental of space in physician offices, at other than fair market value terms, by persons or entities to which physicians refer;

•	payment of services which require few, if any, substantive duties by the physician, or payment for services in excess of the fair market value of the services rendered; or

•	“gainsharing,” the practice of giving physicians a share of any reduction in a hospital’s costs for patient care attributable in part to the physician’s efforts.
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
     We have a variety of financial relationships with physicians who refer patients to our hospitals. Physicians currently own interests in three of our ambulatory surgery centers, six of our full service acute care hospitals and one cardiac catheterization laboratory joint venture. We are currently offering ownership interests in one additional hospital, and we may sell ownership interests in certain other of our facilities to physicians and other qualified investors in the future. We also have other joint venture relationships with physicians and contracts with physicians providing for a variety of financial arrangements, including employment contracts, leases and professional service agreements. We provide financial incentives to recruit physicians to relocate to communities served by our hospitals, including minimum cash collections guaranties and forgiveness of repayment obligations. Although we have established policies and procedures to ensure that our arrangements with physicians comply with current law and available interpretations, we cannot assure you that regulatory authorities that enforce these laws will not determine that some of these arrangements violate the anti-kickback statute or other applicable laws. This determination could subject us to liabilities under the Social Security Act, including criminal penalties of imprisonment or fines, civil penalties up to $50,000, damages up to three times the total amount of the improper payment to the referral source and exclusion from participation in Medicare, Medicaid or other federal healthcare programs, any of which could have a material adverse effect on our business, financial condition or results of operations.
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
     The Social Security Act also includes a provision commonly known as the “Stark Law.” This law prohibits physicians from referring Medicare and Medicaid patients to entities with which they or any of their immediate family members have a financial relationship for the provision of certain designated health services that are reimbursable by Medicare or Medicaid, including inpatient and outpatient hospital services. The law also prohibits the entity from billing the Medicare program for any items or services that stem from a prohibited referral. Sanctions for violating the Stark Law include civil monetary penalties up to $15,000 per item or service improperly billed and exclusion from the federal healthcare programs. There are a number of exceptions to the self-referral prohibition, including an exception for a physician’s ownership interest in an entire hospital as opposed to an ownership interest in a hospital department. There are also exceptions for many of the customary financial arrangements between physicians and providers, including employment contracts, leases, professional services agreements, non-cash gifts having a value less than $338 (effective January 1, 2008) and recruitment agreements.

     CMS has issued three phases of final regulations implementing the Stark Law. Phases I and II became effective in January 2002 and July 2004, respectively, and Phase III became effective in December 2007. While these regulations help clarify the requirements of the exceptions to the Stark Law, it is unclear how the government will interpret many of these exceptions for enforcement purposes. In addition, CMS recently proposed changes to the regulations implementing the Stark Law that would further restrict the types of arrangements that hospitals and physicians may enter, including additional restrictions on certain leases, percentage compensation arrangements, and agreements under which a hospital purchases services under arrangements. We cannot assure you that the arrangements entered into by the Company and our hospitals will be found to be in compliance with the Stark Law, as it ultimately may be implemented or interpreted.
     The Department of Health and Human Services recently announced that it intends to collect information on ownership, investment, and compensation arrangements with physicians from 500 hospitals. CMS has indicated that at least three of our hospitals will be among the 500 hospitals. The Department has indicated that it intends to use the data to monitor compliance with the Stark Law and that the Department may share the information with other government agencies.
     In 2003, Congress passed legislation that modified the hospital ownership exception to the Stark Law by creating a moratorium on allowing physicians to own interests in new specialty hospitals. The moratorium was extended by regulatory and legislative action and expired on August 8, 2006. In December 2004, the Medicare Payment Advisory Commission considered, but did not adopt, a recommendation that Congress eliminate the exception for physician ownership in an entire hospital, including whole hospitals or non-specialty hospitals. Further, in 2007, the U.S. House of Representatives passed, but Congress ultimately did not enact, a bill that would have prohibited physician ownership of hospitals, with a limited exception for existing hospitals that did not increase their bed count and met certain other detailed restrictions. If the bill had been enacted, this bill would have required the restructuring of several of our hospitals that are jointly owned with physicians. Some in Congress have indicated that Congress may introduce and consider similar legislation in the near future.
     Effective October 1, 2007, physician-owned hospitals must disclose in writing to patients that such hospitals are owned by physicians and that patients may receive a list of the hospital’s physician investors upon request. A hospital is considered to be physician-owned if any physician holds debt, stock or other types of investment in the hospital or in any owner of the hospital, excluding physician ownership through publicly traded securities that meet certain conditions. If the hospital fails to make the required disclosures, the hospital could lose its Medicare provider agreement.
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
     Our operations could be adversely affected by the failure of our arrangements to comply with the anti-kickback statute, the Stark Law, billing laws and regulations, current state laws or other legislation or regulations in these areas adopted in the future. We are unable to predict whether other legislation or regulations at the federal or state level in any of these areas will be adopted, what form such legislation or regulations may take or how they may affect our operations. We are continuing to enter into new financial arrangements with physicians and other providers in a manner structured to comply in all material respects with these laws. We cannot assure you, however, that governmental officials responsible for enforcing these laws or whistleblowers will not assert that we are in violation of them or that such statutes or regulations ultimately will be interpreted by the courts in a manner consistent with our interpretation.
The Federal False Claims Act and Similar State Laws
     Another trend affecting the healthcare industry today is the increased use of the federal False Claims Act, and, in particular, actions being brought by individuals on the government’s behalf under the False Claims Act’s “qui tam” or whistleblower provisions. Whistleblower provisions allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the federal government. If the government intervenes in the action and prevails, the party filing the initial complaint may share in any settlement or judgment. If the government does not intervene in the action, the whistleblower plaintiff may pursue the action independently, and may receive a larger share of any settlement or judgment. When a private party brings a qui tam action under the False Claims Act, the defendant generally will not be made aware of the lawsuit until the government commences its own investigation or makes a determination whether it will intervene. Under DEFRA, every entity that receives at least $5.0 million annually in Medicaid payments must have established, by January 1, 2007, written policies for all employees, contractors or agents, providing detailed information about false claims, false statements and whistleblower protections under certain federal laws, including the federal False Claims Act, and similar state laws.
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
The Health Insurance Portability and Accountability Act of 1996
     HIPAA requires the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the healthcare industry. The Department of Health and Human Services published final regulations establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. Compliance with these standards became mandatory for our company on October 16, 2003, although the Department of Health and Human Services accepted noncompliant Medicare claims through September 30, 2005. On September 23, 2005, the Department of Health and Human Services proposed a rule that would establish standards for electronic health care claims attachments. In addition, HIPAA requires that each provider receive a National Provider Identifier. We believe that the cost of compliance with these regulations has not had and is not expected to have a material adverse effect on our business, financial position or results of operations.
     HIPAA also requires the Department of Health and Human Services to adopt standards to protect the security and privacy of health-related information. The Department of Health and Human Services issued final regulations containing privacy standards, which became mandatory on April 14, 2003. The privacy regulations extensively regulate the use and disclosure of individually identifiable health-related information. The privacy regulations also provide patients with significant new rights related to understanding and controlling how their health information is used or disclosed. The Department of Health and Human Services released final security regulations which became mandatory on April 20, 2005 and require health care providers to implement administrative, physical and technical practices to protect the security of individually identifiable health information that is electronically maintained or transmitted. We have developed and utilize a HIPAA compliance plan as part of our effort to comply with HIPAA privacy and security requirements. The privacy regulations and security regulations have and will continue to impose significant costs on our facilities in order to comply with these standards.
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
Healthcare Reform
     The healthcare industry attracts much legislative interest and public attention. Changes in the Medicare, Medicaid and other programs, hospital cost-containment initiatives by public and private payors, proposals to limit payments and healthcare spending and industry-wide competitive factors are highly significant to the healthcare industry. Further, DEFRA, signed into law on February 8, 2006, includes Medicaid cuts of approximately $4.8 billion over five years. In addition, proposed legislative and regulatory changes, if implemented, would reduce federal Medicaid funding by approximately $25.7 billion over five years. In addition, a framework of extremely complex federal and state laws, rules and regulations governs the healthcare industry and, for many provisions, there is little history of regulatory or judicial interpretation upon which to rely.
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
Healthcare Industry Investigations
     Significant media and public attention has focused in recent years on the hospital industry. Recently, increased attention has been paid by government investigators as well as private parties pursuing civil lawsuits to the amounts charged by hospitals to uninsured and indigent patients and the related collection practices of hospitals. Other current areas of interest include hospitals with high Medicare outlier payments and recruitment arrangements with physicians. Further, there are numerous ongoing federal and state investigations regarding multiple issues. These investigations have targeted hospital companies as well as their executives and managers. We have substantial Medicare, Medicaid and other governmental billings, which could result in heightened scrutiny of our operations. We continue to monitor these and all other aspects of our business and have developed a compliance program to assist us in gaining comfort that our business practices are consistent with both legal principles and current industry standards. However, because the law in this area is complex and constantly evolving, we cannot assure you that government investigations will not result in interpretations that are inconsistent with industry practices, including ours. In public statements surrounding current investigations, governmental authorities have taken positions on a number of issues, including some for which little official interpretation previously has been available, that appear to be inconsistent with practices that have been common within the industry and that previously have not been challenged in this manner. In some instances, government investigations that have in the past been conducted under the civil provisions of federal law may now be conducted as criminal investigations. Additionally, the federal government has recently indicated that it plans to expand its use of civil monetary penalties and Medicare program exclusions to focus on those in the healthcare industry who accept kickbacks or present false claims, in addition to the federal government’s continuing efforts to focus on the companies that offer or pay kickbacks. Failure to comply with applicable laws and regulations could subject us to significant regulatory action, including fines, penalties and exclusion from the Medicare and Medicaid programs.
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

     In September 2005, IAS received a subpoena from the OIG in connection with a qui tam action filed against our parent company. The subpoena requests production of documents, dating back to January 1999, primarily related to contractual arrangements between certain physicians and our hospitals, including leases, medical directorships and recruitment agreements. The action originally was filed under seal on March 11, 2005.  An amended complaint was filed under seal on March 27, 2006, and a second amended complaint was filed under seal on July 20, 2007. The qui tam action seeks monetary damages and civil penalties under the False Claims Act and includes allegations that certain business practices related to physician relationships and the medical necessity of certain procedures resulted in the submission of claims for reimbursement in violation of the False Claims Act.
     On August 13, 2007, we learned that on July 23, 2007, the U.S. District Court for the District of Arizona unsealed the qui tam action, which revealed that the qui tam action had been filed by a relator who formerly was the chief compliance officer of IAS.  The action was unsealed after the United States Department of Justice, on May 31, 2007, filed a notice with the court stating that it was declining to intervene at this time on behalf of the federal government.  The government stated in the notice that it is continuing its investigation. Although the United States has given notice that it is not intervening at this time, the qui tam relator is permitted to maintain the action.  On November 5, 2007, IAS filed a motion to dismiss requesting that the court dismiss the qui tam action in its entirety.  This motion to dismiss is scheduled to be argued before the court on March 3, 2008. We intend to vigorously defend against the allegations made by the qui tam relator and bring this matter to its ultimate resolution. IAS maintains a comprehensive compliance program designed to ensure that it maintains high standards of conduct in the operation of its businesses in compliance with all applicable laws. Although IAS continues to be fully committed to regulatory compliance and will cooperate diligently with governmental authorities regarding this matter, there can be no assurance as to the outcome of this matter.
     If either a continued governmental investigation or the qui tam action were to be resolved in a manner unfavorable to us, it could have a material adverse effect on our business, financial condition and results of operations, including exclusion from the Medicare and Medicaid programs. Further, the outcome of these matters may result in significant fines, other penalties (including the award of up to treble damages under the False Claims Act) and/or adverse publicity. In addition, we have and may continue to incur material fees, costs and expenses in connection with responding to the OIG subpoena and defending the qui tam action.
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
Health Choice
     Health Choice is a prepaid Medicaid and Medicare managed health plan in the Phoenix, Arizona area. For the years ended September 30, 2007, 2006 and 2005, Health Choice premium revenue comprised approximately 24.4%, 25.0% and 23.2%, respectively, of our consolidated net revenue. Premium revenue is generated through capitated contracts whereby the Plan provides healthcare services in exchange for fixed periodic payments from the Arizona Health Care Cost Containment System (“AHCCCS”) and CMS. Capitation payments received by Health Choice are recognized as revenue in the month that members are entitled to healthcare services.

     Health Choice’s contract with AHCCCS expires September 30, 2008. The contract is terminable without cause on 90 days’ written notice or for cause upon written notice if we fail to comply with any term or condition of the contract or fail to take corrective action as required to comply with the terms of the contract. Additionally, AHCCCS can terminate our contract in the event of the unavailability of state or federal funding. We intend to bid for a new contract for future periods. We are in the process of preparing for the AHCCCS bidding process, which is expected to begin in February 2008. We anticipate contracts will be awarded by AHCCCS in May 2008. While we cannot be assured we will be awarded a new contract, we have successfully secured new contracts in the last three bidding cycles, including being the only health plan to receive additional counties in the 2004 bidding process.
     On October 19, 2005, CMS awarded Health Choice a contract to become a Medicare Advantage Prescription Drug (“MAPD”) Special Needs Plan (“SNP”). Effective January 1, 2006, Health Choice began providing coverage as a MAPD SNP provider pursuant to the contract with CMS. The SNP allows Health Choice to offer Medicare and Part D drug benefit coverage for new and existing dual-eligible members, or those that are eligible for Medicare and Medicaid. The contract with CMS expires on December 31, 2008, and includes successive one-year renewal options at the discretion of CMS. The contract is terminable without cause on 90 days’ written notice or for cause upon written notice if we fail to comply with any term or condition of the contract or fail to take corrective action as required to comply with the terms of the contract.
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
     The Plan receives reinsurance and other supplemental payments from AHCCCS for healthcare costs that exceed stated amounts at a rate ranging from 75% to 100% of qualified healthcare costs in excess of stated levels of up to $50,000 per claim, depending on the eligibility classification of the member. Qualified costs must be incurred during the contract year and are the lesser of the amount paid by the Plan or the AHCCCS fee schedule. Reinsurance recoveries are recognized under the contract with AHCCCS when healthcare costs exceed stated amounts as provided under the contract, including estimates of such costs at the end of each accounting period.
     As of September 30, 2007, we provided a performance guaranty in the form of a letter of credit in the amount of $20.6 million for the benefit of AHCCCS to support our obligations under the contract to provide and pay for the healthcare services. The amount of the performance guaranty is based primarily upon the membership in the plan and the related capitation paid to us. Additionally, Health Choice maintains a minimum cash balance of $5.0 million.
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
     The cost of malpractice and other liability insurance, and the premiums and self-retention limits of such insurance, have risen historically. Our experience suggests the rate of growth in professional and general liability insurance costs has stabilized, as a result of tort reform legislation limiting the size of malpractice judgments in certain states such as Florida and Texas, as well as improvements in claims experience. For fiscal 2008, our self-insured retention for professional and general liability coverage is $5.0 million per claim, with an excess aggregate limit of $55.0 million. The maximum coverage under our insurance policies remains unchanged at $75.0 million. Our self-insurance reserves for estimated claims incurred but not yet reported is based upon estimates determined by third-party actuaries. Funding for the self-insured retention of such claims is derived from operating cash flows. We cannot assure you that this insurance will continue to be available at reasonable prices that will allow us to maintain adequate levels of coverage. We also cannot assure you that our cash flow will be adequate to provide for professional and general liability claims in the future.

Our Information Systems
     We use a common information systems platform across all of our hospitals. We use McKesson’s HBOC clinical and patient accounting software and Lawson’s financial application and enterprise resource planning software. We use other vendors for specialized information systems needs for our decision support, emergency and radiology departments.
     Our information systems are essential to the following areas of our business operations, among others:
•	patient accounting, including billing and collection of net revenue;

•	financial, accounting, reporting and payroll;

•	coding and compliance;

•	laboratory, radiology and pharmacy systems;

•	materials and asset management;

•	negotiating, pricing and administering our managed care contracts; and

•	monitoring of quality of care.
     Utilizing a common information systems platform across all our hospitals allows us to:
•	enhance patient safety, automate medication administration and increase staff time available for direct patient care;

•	optimize staffing levels according to patient volumes, acuity and seasonal needs at each facility;

•	perform product line analyses;

•	continue to meet or exceed quality of care indicators on a current basis;

•	effectively monitor registration, billing, collections, managed care contract compliance and all other aspects of our revenue cycle;

•	control supply costs by complying with our group purchasing organization contract; and

•	effectively monitor financial results.
     The cost of maintaining our information systems has increased significantly in recent years. Information systems maintenance expense increased $700,000 to $5.9 million for the fiscal year ended September 30, 2007, as compared to the prior year. We expect the trend of increased maintenance costs in this area to continue in the future. In addition, we expect to spend approximately $15.0 million on hardware and software costs during 2008.
Refinancing and Recapitalization Transaction
Senior Secured Credit Facilities
     On April 27, 2007, we completed the refinancing of our existing bank credit facility to provide for $854.0 million in new senior secured credit facilities. The $854.0 million senior secured credit facilities include: (i) a senior secured term loan of $439.0 million; (ii) a senior secured delayed draw term loan of $150.0 million; (iii) a senior secured revolving credit facility of $225.0 million, which includes a $100.0 million sub-limit for letters of credit; and (iv) a senior secured synthetic letter of credit facility of $40.0 million.
$300.0 Million Holding Senior Paid-in-Kind Loans
     In connection with the refinancing of our existing bank credit facility, $300.0 million in Holdings Senior Paid-in-Kind (“PIK”) Loans were issued by IASIS Healthcare Corporation, our parent company, in order to repurchase certain preferred equity from its stockholders. The $300.0 million Holdings Senior PIK Loans mature June 15, 2014. The Holdings Senior PIK Loans bear interest at an annual rate equal to LIBOR plus 5.25%. The Holdings Senior PIK Loans rank behind our existing debt and will convert to cash payable after five years, at which time accrued interest becomes payable.

Item 1A.Risk Factors.
     Servicing Our Indebtedness Requires A Significant Amount of Cash. Our Ability To Generate Sufficient Cash Depends On Numerous Factors Beyond Our Control, And We May Be Unable To Generate Sufficient Cash Flow To Service Our Debt Obligations, Including Making Payments On Our 8 3/4% Notes And Term Loans.
     In 2004, we issued $475.0 million in aggregate principal amount of 8 3/4% senior subordinated notes due 2014, that have been registered under the Securities Act of 1933, as amended, which we refer to as the 8 3/4% notes. In connection with our refinancing transaction, we have entered into new senior secured credit facilities which include a $439.0 million senior secured term loan and a $150.0 million senior secured delayed draw term loan, both maturing on March 15, 2014. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowing will be available to us under our senior secured credit facilities in an amount sufficient to enable us to pay the principal, premium, if any, and interest on our indebtedness, including the 8 3/4% notes and term loans, or to fund our other liquidity needs. Our ability to fund these payments is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may need to refinance all or a portion of our indebtedness, including the 8 3/4% notes and term loans, on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, on commercially reasonable terms or at all. In addition, the terms of existing or future debt agreements, including the amended and restated credit agreement governing the senior secured credit facilities and the indenture governing the notes, may restrict us from affecting any of these alternatives.
     During the next twelve months, along with variable interest on our senior secured credit facilities, we are required to repay $4.8 million in principal under our senior secured credit facilities, $41.6 million in interest under the 8 3/4% notes and $3.6 million in principal under our capital lease and other obligations. If we cannot make scheduled payments on our debt, we will be in default and, as a result:
•	our debt holders could declare all outstanding principal and interest to be due and payable;

•	our secured debt lenders could terminate their commitments and commence foreclosure proceedings against our assets; and

•	we could be forced into bankruptcy or liquidation.
     Our Substantial Level Of Indebtedness Could Adversely Affect Our Financial Condition And Prevent Us From Fulfilling Our Obligations Under The 8 3/4% Notes And Senior Secured Credit Facilities.
     We have a significant amount of indebtedness. At September 30, 2007, we had $475.0 million of outstanding 8 3/4% senior subordinated notes due 2014 and $556.7 million of other indebtedness (of which $547.8 million consisted of borrowings under the new senior secured credit facilities, and $8.9 million consisted of capital lease obligations and other debt). All of our other indebtedness ranks senior to the 8 3/4% notes. In addition, subject to restrictions in the indenture governing the 8 3/4% notes and the amended and restated credit agreement governing the senior secured credit facilities, we may incur additional indebtedness.
     Our substantial indebtedness could have important consequences to our financial condition and results of operations, including the following:
•	it may be more difficult for us to satisfy our obligations, including debt service requirements under our outstanding debt;

•	our ability to obtain additional financing for working capital, acquisitions, capital expenditures, debt service requirements, or other general corporate purposes may be impaired;

•	we must use a substantial portion of our cash flow to pay principal and interest on our 8 3/4% notes, senior secured credit facilities, and other indebtedness which will reduce the funds available to us for other purposes;

•	we are more vulnerable to economic downturns and adverse industry conditions;

•	our ability to capitalize on business opportunities and to react to competitive pressures as compared to our competitors may be compromised due to our high level of indebtedness; and

•	our ability to borrow additional funds or to refinance indebtedness may be limited.
     Our new senior secured credit facilities are rated by Moody’s and Standard & Poor’s. If these ratings were ever downgraded, our access to and cost of future capital could be adversely affected. In addition, our ability to borrow additional funds may be reduced and the risks related to our substantial indebtedness would intensify.
     An Increase In Interest Rates Would Increase The Cost Of Servicing Our Debt And Could Reduce Our Profitability.
     The substantial borrowings under our senior secured credit facilities bear interest at variable rates. As a result, an increase in interest rates, whether because of an increase in market interest rates or an increase in our own cost of borrowing, would increase the cost of servicing our debt and could materially reduce our profitability. For more discussion on the effect of changes in interest rates, see “Item 7A. – Quantitative and Qualitative Disclosure About Market Risks.”
     If We Are Unable To Retain And Negotiate Favorable Contracts With Managed Care Plans, Our Net Revenue May Be Reduced.
     Our ability to obtain favorable contracts with health maintenance organizations, preferred provider organizations and other managed care plans significantly affects the revenue and operating results of our hospitals. Revenue derived from health maintenance organizations, preferred provider organizations and other managed care plans accounted for 45.1%, 46.1% and 44.4% of our hospitals’ net patient revenue for the years ended September 30, 2007, 2006 and 2005, respectively. Our hospitals have over 300 managed care contracts with no one commercial payor representing more than 10.0% of our net patient revenue. In most cases, we negotiate our managed care contracts annually as they come up for renewal at various times during the year. Further, many of these contracts are terminable by either party on relatively short notice. Our future success will depend, in part, on our ability to retain and renew our managed care contracts and enter into new managed care contracts on terms favorable to us. Other healthcare providers, including some with greater geographic coverage or a wider range of services, may impact our ability to enter into managed care contracts or negotiate increases in our reimbursement and other favorable terms and conditions. For example, some of our competitors may negotiate exclusivity provisions with managed care plans or otherwise restrict the ability of managed care companies to contract with us. In one region in which we operate, the largest healthcare provider organization controls one of the largest payor organizations and operates it primarily as a closed network. The patients enrolled in this integrated health system are largely unavailable to us.
     Changes In Legislation and Regulations May Significantly Reduce Government Healthcare Spending And Our Revenue.
     Governmental healthcare programs, principally Medicare and Medicaid, accounted for 39.8%, 38.9% and 39.7% of our hospitals’ net patient revenue for the years ended September 30, 2007, 2006 and 2005, respectively. In recent years, legislative changes have resulted in limitations on and, in some cases, reductions in levels of, payments to healthcare providers for certain services under many of these government programs. Further, legislative and regulatory changes have altered the method of payment for various services under the Medicare and Medicaid programs. Recently, CMS announced a final rule that creates new severity-adjusted diagnosis-related groups to replace the previous diagnosis-related groups under the inpatient prospective payment system. CMS expects the new severity-adjusted diagnosis related groups to better recognize severity of illness among patients. We are unable to predict what impact this change may have on our revenues. In addition, CMS finalized regulations that will change payment for procedures performed in an ASC effective January 1, 2008. More Medicare procedures that are now performed in hospitals, such as ours, may be moved to ASCs, potentially reducing surgical volume in our hospitals. ASCs may experience decreased reimbursement depending on their service mix. Also, more Medicare procedures that are now performed in ASCs may be moved to physicians’ offices.

     We believe that hospital operating margins across the country, including ours, have been and may continue to be under pressure because of limited pricing flexibility and growth in operating expenses in excess of the increase in prospective payments under the Medicare program. Further, DEFRA, signed into law on February 8, 2006, includes Medicaid cuts of approximately $4.8 billion over five years. In addition, proposed legislative and regulatory changes, if implemented, would reduce federal Medicaid funding by an additional $25.7 billion over five years. In addition, a number of states are experiencing budget problems and have adopted or are considering legislation designed to reduce their Medicaid expenditures and to provide universal coverage and additional care, including enrolling Medicaid recipients in managed care programs and imposing additional taxes on hospitals to help finance or expand states’ Medicaid systems.
     Our Hospitals Face Competition For Patients From Other Hospitals And Healthcare Providers That Could Impact Patient Volume.
     In general, the hospital industry is highly competitive. Our hospitals face competition for patients from other hospitals in our markets, large tertiary care centers and outpatient service providers that provide similar services to those provided by our hospitals. All of our facilities are located in geographic areas in which at least one other hospital provides services comparable to those offered by our hospitals. Some of the hospitals that compete with ours are owned by governmental agencies or not-for-profit corporations supported by endowments and charitable contributions and can finance capital expenditures and operations on a tax-exempt basis. In addition, the number of freestanding specialty hospitals, outpatient surgery centers and outpatient diagnostic centers has increased significantly in the areas in which we operate. Some of our competitors also have greater geographic coverage, offer a wider range of services or invest more capital or other resources than we do. If our competitors are able to achieve greater geographic coverage, improve access and convenience to physicians and patients, recruit physicians to provide competing services at their facilities, expand or improve their services or obtain more favorable managed care contracts, we may experience a decline in patient volume. In 2005, CMS began making public performance data relating to ten quality measures that hospitals submit in connection with their Medicare reimbursement. As required by DEFRA, CMS has expanded through a series of rulemakings the number of patient care indicators that hospitals must report. If any of our hospitals should achieve poor results (or results that are lower than our competitors) on these quality criteria, patient volumes could decline. In the future, other trends toward clinical transparency may have an unanticipated impact on our competitive position and patient volume.
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
     In an effort to meet community needs in certain markets in which we operate, we have implemented a strategy to employ physicians in certain specialties. As of September 30, 2007, we employed 67 physicians, who practice primarily in our Utah market. The deployment of a physician employment strategy includes increased salary costs, risks of successful physician integration and difficulties associated with physician practice management. While we believe this strategy is consistent with industry trends, we cannot be assured of the long-term success of such a strategy.
     Our Hospitals Face Competition For Staffing, Which May Increase Our Labor Costs And Reduce Profitability.
     We compete with other healthcare providers in recruiting and retaining qualified management and staff personnel responsible for the day-to-day operations of each of our hospitals, including nurses and other non-physician healthcare professionals. In some markets, the scarce availability of nurses and other medical support personnel presents a significant operating issue. This shortage may require us to enhance wages and benefits to recruit and retain nurses and other medical support personnel, recruit personnel from foreign countries, and hire more expensive temporary personnel. We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate. Because a significant percentage of our revenue consists of fixed, prospective payments, our ability to pass along increased labor costs is constrained. Our failure to recruit and retain qualified management, nurses and other medical support personnel, or to control our labor costs could have a material adverse effect on our financial condition or results of operations.
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
     The healthcare industry, including our company, is required to comply with extensive and complex laws and regulations at the federal, state and local government levels relating to, among other things:
•	billing for services;

•	relationships with physicians and other referral sources;

•	adequacy of medical care;

•	quality of medical equipment and services;

•	qualifications of medical and support personnel;

•	confidentiality, maintenance and security issues associated with health-related information and medical records;

•	the screening, stabilization and transfer of patients who have emergency medical conditions;

•	licensure and certification;

•	operating policies and procedures;

•	addition of facilities and services;

•	provider-based reimbursement, including complying with requirements allowing multiple locations of a hospital to be billed under the hospital’s Medicare provider number; and

•	disclosures to patients, including disclosure of any physician ownership in a hospital.

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
     Congress Has Considered And May Enact Legislation That Would Impose Significant Restrictions On Hospitals That Have Physician Owners, Including Our Hospitals That Have Physician Owners.
     In 2007, as part of a bill to reauthorize the State Children’s Health Insurance Program (“SCHIP”), the U.S. House of Representatives passed legislation that would have eliminated the exception to the Stark Law that currently permits physician ownership of a hospital (the “whole hospital” exception). This provision was not included in the final legislation and did not become law. However, some in Congress have indicated that Congress may introduce and consider legislation that contains a similar restriction on physician ownership of hospitals. We are unable to predict whether Congress will enact any legislation that contains provisions that eliminate or alter the whole hospital exception. If legislation restricting or eliminating the whole hospital exception becomes law, we could be required to unwind the physician ownership of several of our hospitals, resulting in a repurchase of minority partners’ interests, or such hospitals could be subject to significant restrictions on their future expansion or current operations, among other areas.
     Some Of Our Hospitals Will Be Required To Submit To The Department Information On Their Relationships With Physicians, Including Information Regarding Physician Investors, And This Submission Could Subject Such Hospitals And Us To Liability.
     The Department has announced that it intends to collect information on ownership, investment, and compensation arrangements with physicians from 500 hospitals by requiring these hospitals to submit Disclosure of Financial Relationship Reports (“DFRR”). The Department has indicated that at least three of our hospitals will be among these 500 hospitals required to submit a DFRR. The Department intends to use this data to monitor compliance with the Stark Law, and the Department may share the information with other government agencies. Many of these agencies have not previously analyzed this information and have the authority to bring enforcement actions against the partnership and the hospital. Once a hospital receives this request, the hospital will have a limited amount of time to compile a significant amount of information relating to its financial relationships with physicians, including any ownership by physicians. The hospital may be subject to substantial penalties if it is unable to assemble and report this information within the required timeframe or if the Department or any other government agency determines that the submission is inaccurate or incomplete. The hospital may be the subject of investigations or enforcement actions if a government agency determines that any of the information indicates a potential violation of law. In addition, a whistleblower acting pursuant to the False Claims Act or similar state laws may assert that the hospital has submitted false claims based on allegations that the DFRR submission is inaccurate or incomplete or that material disclosed in the submission constitutes a violation of applicable laws. Any such investigation, enforcement action, or whistleblower allegation could materially adversely affect the results of our operations.
     IAS Is The Subject Of A Qui Tam Action And Investigation By The OIG That If Ultimately Resolved In A Manner Unfavorable To Us Could Have A Material Adverse Effect On Our Business, Financial Condition And Results of Operations.
     In September 2005, IAS received a subpoena from the OIG in connection with a qui tam action filed against our parent company. The subpoena requests production of documents, dating back to January 1999, primarily related to contractual arrangements between certain physicians and our hospitals, including leases, medical directorships and recruitment agreements. The action originally was filed under seal on March 11, 2005.  An amended complaint was filed under seal on March 27, 2006, and a second amended complaint was filed under seal on July 20, 2007. The qui tam action seeks monetary damages and civil penalties under the False Claims Act and includes allegations that certain business practices related to physician relationships and the medical necessity of certain procedures resulted in the submission of claims for reimbursement in violation of the False Claims Act.
     On August 13, 2007, we learned that on July 23, 2007, the U.S. District Court for the District of Arizona unsealed the qui tam action, which revealed that the qui tam action had been filed by a relator who formerly was the chief compliance officer of IAS.  The action was unsealed after the United States Department of Justice, on May 31, 2007, filed a notice with the court stating that it was declining to intervene at this time on behalf of the federal government.  The government stated in the notice that it is continuing its investigation. Although the United States has given notice that it is not intervening at this time, the qui tam relator is permitted to maintain the action.  On November 5, 2007, IAS filed a motion to dismiss requesting that the court dismiss the qui tam action in its entirety.  This motion to dismiss is scheduled to be argued before the court on March 3, 2008. We intend to vigorously defend against the allegations made by the qui tam relator and bring this matter to its ultimate resolution. IAS maintains a comprehensive compliance program designed to ensure that it maintains high standards of conduct in the operation of its businesses in compliance with all applicable laws. Although IAS continues to be fully committed to regulatory compliance and will cooperate diligently with governmental authorities regarding this matter, there can be no assurance as to the outcome of this matter.
     If either a continued governmental investigation or the qui tam action were to be resolved in a manner unfavorable to us, it could have a material adverse effect on our business, financial condition and results of operations, including exclusion from the Medicare and Medicaid programs. Further, the outcome of these matters may result in significant fines, other penalties (including the award of up to treble damages under the False Claims Act) and/or adverse publicity. In addition, we have and may continue to incur material fees, costs and expenses in connection with responding to the OIG subpoena and defending the qui tam action.
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
     We engage in many of these and other activities which could be the subject of governmental investigations or inquiries from time to time. For example, we have significant Medicare and Medicaid billings, we have numerous financial arrangements with physicians who are referral sources to our hospitals, we have non-hospital joint venture arrangements involving physician investors and we have six hospitals that have physician investors. We are currently offering ownership interests in one additional hospital, and we may sell ownership interests in certain other of our facilities to physicians and other qualified investors in the future. In addition, our executives and managers, many of whom have worked at other healthcare companies that are or may become the subject of federal and state investigations and private litigation, may be included in governmental investigations or named as defendants in private litigation. Any additional investigations of us, our executives or managers could result in significant liabilities or penalties to us, as well as adverse publicity.
     Compliance With Section 404 Of The Sarbanes-Oxley Act May Negatively Impact Our Results Of Operations And Failure To Comply May Subject The Company To Regulatory Scrutiny And A Loss Of Investors’ Confidence In Our Internal Control Over Financial Reporting.
     On December 15, 2006, the Securities and Exchange Commission (“SEC”) announced it is adopting an extension that will postpone the date by which non-accelerated filers must comply with Section 404 of the Sarbanes-Oxley Act of 2002. The extension requires us to perform an evaluation of our internal control over financial reporting and file management’s attestation with our annual report beginning with fiscal 2008. The SEC’s extension requires our auditors to attest to management’s assessment on the effectiveness of our internal control over financial reporting beginning with fiscal 2009. On December 12, 2007, the SEC Chairman spoke to the Committee on Small Business of the U.S. House of Representatives and proposed an additional one year extension for non-accelerated fillers, which would defer compliance related to the auditor’s attestion on internal controls over financial reporting until fiscal years ending on of after December 15, 2009. On June 27, 2007, the SEC issued new interpretive guidance to assist companies more efficiently meet the requirements of management’s evaluation and assessment of internal control over financial reporting. Compliance with these requirements, and any changes in our internal control over financial reporting in response to our internal evaluations, may be expensive and time-consuming and may negatively impact our results of operations. In addition, we cannot assure you that we will be able to meet the required deadlines for compliance with Section 404. Any failure on our part to meet the required compliance deadlines may subject us to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting.
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
     If Any One Of The Regions In Which We Operate Experiences An Economic Downturn Or Other Material Change, Our Overall Business Results May Suffer.

     Of our 16 acute care hospital facilities, four are located in Salt Lake City, four are located in Phoenix, three are located in Tampa-St. Petersburg, three are located in the state of Texas, one is located in Las Vegas and one is located in West Monroe, Louisiana. In addition, our health plan, Health Choice, and our behavioral health hospital are located in Phoenix. For the year ended September 30, 2007, our net revenue was generated as follows:

Health Choice	24.4%
Salt Lake City, Utah	21.8%
Phoenix, Arizona (excluding Health Choice)	14.3%
Three cities in Texas, including San Antonio	18.4%
Tampa-St. Petersburg, Florida	11.5%
Other	9.6%
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
     We May Be Subject To Liabilities Because Of Claims Brought Against Our Facilities.
     Plaintiffs frequently bring actions against hospitals and other healthcare providers, alleging malpractice, product liability or other legal theories. Many of these actions involve large claims and significant defense costs. For example, certain other hospital companies have been subject to class-action claims in connection with their billing practices relating to uninsured patients.
     We maintain professional malpractice liability insurance and general liability insurance in amounts we believe are sufficient to cover claims arising out of the operations of our facilities. Some of the claims could exceed the scope of the coverage in effect or coverage of particular claims or damages could be denied.
     The rising cost of professional liability insurance and, in some cases, the lack of availability of such insurance coverage, for physicians with privileges at our hospitals increases our risk of vicarious liability in cases where both our hospital and the uninsured or underinsured physician are named as co-defendants. As a result, we are subject to greater self-insured risk and may be required to fund claims out of our operating cash flow to a greater extent than during 2007. We cannot assure you that we will be able to continue to obtain insurance coverage in the future or that such insurance coverage, if it is available, will be available on acceptable terms.
     Our fiscal 2008 self-insured retention for professional and general liability coverage is $5.0 million per claim, with an excess aggregate limit of $55.0 million. The maximum coverage under our insurance policies is unchanged at $75.0 million. At September 30, 2007 and 2006, our professional and general liability accrual for asserted and unasserted claims was approximately $38.5 million and $38.1 million, respectively.
     Our Hospitals Face Increasing Insurance Costs That May Reduce Our Cash Flows And Net Earnings.
     The cost of liability insurance has negatively affected operating results and cash flows throughout the healthcare industry due to pricing pressures on insurers and fewer carriers willing to underwrite professional and general liability insurance. Although the cost of insurance moderated in fiscal 2007, the high cost of professional liability insurance coverage and, in some cases, the lack of availability of such insurance coverage for physicians with privileges at our hospitals increases our risk of vicarious liability in cases where both our hospital and the uninsured or underinsured physician are named as co-defendants. For the year ended September 30, 2007, our insurance expense was $20.9 million, a decrease of $4.3 million from the prior year. Some states, including certain states in which we operate, have passed tort reform legislation or are considering such legislation to place limits on non-economic damages, which have contributed to the moderation in liability insurance costs in fiscal 2007. However, there is no assurance that the recent moderation in insurance costs will continue. Furthermore, we cannot assure you that we will be able to continue to obtain insurance coverage in the future or that, such insurance coverage, if it is available, will be available on acceptable terms.
     Operations At Our Hospitals Have Been And May Be Negatively Impacted By Certain Factors, Including Severe Weather Conditions And The Impact Of Natural Disasters.
     Our revenue and volume trends can be affected by many factors, including severe weather conditions and the impact of natural disasters, including hurricanes and tornados. These factors could have a material adverse effect on our operations, including revenue and volume trends, and will be outside of our control. Damages incurred by us and other companies with operations in the Gulf Coast area as a result of past catastrophic hurricanes have resulted in significant property loss claims and settlements for the insurance industry. Our current policy for property insurance provides maximum coverage of $500.0 million per occurrence with a $50,000 deductible, except in the occurrence of earthquakes and named wind and storms, which carries a 5% deductible based on insured value of each property or business damaged. Damage from these catastrophic hurricanes, as well as the occurrence of future natural disasters, could continue to drive the cost of property insurance higher, as well as have an adverse economic impact on the regions we serve. We cannot be certain that any future losses from business interruption or property damage, along with increases in property insurance costs, will not have a material effect on our results of operations and cash flows.
     If We Are Unable To Control Healthcare Costs At Health Choice, Our Profitability May Be Adversely Affected.
     Health Choice derives its premium revenue, which represents 24.4% of our consolidated net revenue, through a contract with AHCCCS, which is the state agency that administers Arizona’s Medicaid program, and a contract with CMS for the MAPD SNP. For the years ended September 30, 2007, 2006 and 2005, we derived 22.1%, 22.7% and 23.2%, respectively, of our consolidated net revenue from our contract with AHCCCS. AHCCCS and CMS set the capitated rates we receive at Health Choice which, in turn, subcontracts with physicians, hospitals and other healthcare providers to provide services to its enrollees. If we fail to effectively manage healthcare costs, these costs may exceed the payments we receive. Historically, our medical claims expense as a percentage of premium revenue has fluctuated. Our medical loss ratio for the years ended September 30, 2007, 2006 and 2005, was 85.2%, 87.2% and 88.0%, respectively. Relatively small changes in these medical loss ratios can create significant changes in the profitability of Health Choice. Many factors can cause actual healthcare costs to exceed the capitated rates set by AHCCCS and CMS, including:
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
     If Health Choice’s Contract With AHCCCS Was Discontinued, Our Net Revenue And Profitability Would Be Adversely Affected.
     Health Choice’s contract with the AHCCCS expires September 30, 2008. The contract is terminable without cause on 90 days’ written notice or for cause upon written notice if we fail to comply with any term or condition of the contract or fail to take corrective action as required to comply with the terms of the contract. Additionally, AHCCCS can terminate our contract in the event of the unavailability of state or federal funding. As other health plans attempt to enter the Arizona market, we may face increased competition. If we are unable to renew, successfully rebid or compete for our contract with the AHCCCS, or if our contract is terminated, our financial condition, cash flows and results of operations would be adversely affected. We intend to bid for a new contract for future periods. We are in the process of preparing for the AHCCCS bidding process, which is expected to begin in February 2008. We anticipate contracts will be awarded by AHCCCS in May 2008. While we cannot be assured we will be awarded a new contract, we have successfully secured new contracts in the last three bidding cycles, including being the only health plan to receive additional counties in the 2004 bidding process.
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
     Difficulties With The Integration Of Acquisitions May Disrupt Our Ongoing Operations.
     During 2007, we acquired Glenwood and Alliance. The process of integrating acquired hospitals may require a disproportionate amount of management’s time and attention, potentially distracting management from its other day-to-day responsibilities. In addition, poor integration of acquired facilities could cause interruptions to our business activities, including those of the acquired facilities. As a result, we may not realize all or any of the anticipated benefits of an acquisition and we may incur significant costs related to the acquisitions or integration of these facilities. In addition, we may acquire hospitals that have unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations. Although we seek indemnification from prospective sellers covering these matters, we may nevertheless have material liabilities for past activities of acquired hospitals.
     Difficulties With Our New Hospital In Arizona May Require Unanticipated Start-up Costs And Adversely Affect Our Business.
     We may continue to incur significant start-up costs as operations and volume ramp-up at Mountain Vista Medical Center. The process of opening the new hospital may also require a disproportionate amount of management’s time and attention, potentially distracting management from its other day-to-day responsibilities.
     We also may experience difficulties during the ramp-up stage of the new hospital, such as recruiting members to the medical staff of the hospital and attracting patients to the hospital. If patients who we expect to utilize the hospital choose to use other facilities, we may experience lower volume and admissions than expected and our business, financial condition and results of operations could be adversely affected.
     Difficulties With Current Construction Projects Or New Construction Projects, Including The Construction Of Additional Hospitals, Would Involve Significant Capital Expenditures Which Could Have An Adverse Impact On Our Liquidity.
     We currently have three major construction projects in progress, with total budgeted costs of approximately $112.0 million. As of September 30, 2007, we have currently spent $31.0 million of these budgeted costs. We may decide to continue expanding capacity at our existing hospitals, as well as construct an additional hospital or hospitals in the future. Our ability to complete construction of projects on our anticipated budget and schedule would depend on a number of factors, including, but not limited to:

•	our ability to control construction costs;

•	the failure of general contractors or subcontractors to perform under their contracts;

•	adverse weather conditions;

•	shortages of labor or materials;

•	our ability to obtain necessary licensing and other required governmental authorizations; and

•	other unforeseen problems and delays.
     As a result of these and other factors, we cannot assure you that we will not experience increased construction costs, or that we will be able to construct any current or future projects as originally planned. In addition, the construction of a new hospital would involve a significant commitment of capital with no revenue associated with the hospital during construction, which could have an adverse impact on our liquidity.
     If The Costs For Construction Materials And Labor Continue To Rise, Such Increased Costs Could Have An Adverse Impact On The Return On Investment Relating To Various Expansion Projects.
     The cost of construction materials and labor has increased significantly over the past two years as a result of global and domestic events. We have experienced significant increases in the cost of steel due to the demand in China for such materials and an increase in the cost of lumber and drywall due to multiple catastrophic hurricanes in the United States. As we continue to invest in various expansion projects and upgrades in technologies, we expend large sums of cash generated from operating activities. We evaluate the financial viability of such projects based on whether the projected cash flow return on investment exceeds the Company’s cost of capital by an acceptable amount. Such returns may not be achieved if the cost of construction continues to rise significantly or anticipated volumes do not materialize.
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
     In giving approval, these states consider the need for additional or expanded healthcare facilities or services. Florida and Nevada are the only states in which we currently operate hospitals that have certificate of need laws. The failure to obtain any required certificate of need could impair our ability to operate or expand operations.
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
     Our Hospitals Are Subject To Potential Responsibilities And Costs Under Environmental Laws That Could Lead To Material Expenditures Or Liability.
     We are subject to various federal, state and local environmental laws and regulations, including those relating to the protection of human health and the environment. We could incur substantial costs to maintain compliance with these laws and regulations. To our knowledge, we have not been and are not currently the subject of any investigations relating to noncompliance with environmental laws and regulations. We could become the subject of future investigations, which could lead to fines or criminal penalties if we are found to be in violation of these laws and regulations. The principal environmental requirements and concerns applicable to our operations relate to proper management of hazardous materials, hazardous waste and medical waste, above ground and underground storage tanks, operation of boilers, chillers and other equipment, and management of building conditions, such as the presence of mold, lead-based paint or asbestos. Our hospitals engage independent contractors for the transportation and disposal of hazardous waste, and we require that our hospitals be named as additional insureds on the liability insurance policies maintained by these contractors. In addition, we maintain insurance coverage for third-party liability related to the storage tanks located at our facilities in the amount $2.0 million per claim and $25.0 million in the aggregate.
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
     If The Fair Value Of Our Reporting Units Declines, A Material Non-Cash Charge To Earnings From Impairment Of Our Goodwill Could Result.
     At September 30, 2007, we had approximately $756.6 million of goodwill recorded in our financial statements. We expect to recover the carrying value of this goodwill through our future cash flows. On an ongoing basis, we evaluate, based on the fair value of our reporting units, whether the carrying value of our goodwill is impaired. If the carrying value of our goodwill is impaired, we may incur a material non-cash charge to earnings.
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
Item 3. Legal Proceedings.
     In September 2005, IAS received a subpoena from the OIG in connection with a qui tam action filed against our parent company. The subpoena requests production of documents, dating back to January 1999, primarily related to contractual arrangements between certain physicians and our hospitals, including leases, medical directorships and recruitment agreements. The action originally was filed under seal on March 11, 2005.  An amended complaint was filed under seal on March 27, 2006, and a second amended complaint was filed under seal on July 20, 2007. The qui tam action seeks monetary damages and civil penalties under the False Claims Act and includes allegations that certain business practices related to physician relationships and the medical necessity of certain procedures resulted in the submission of claims for reimbursement in violation of the False Claims Act.
     On August 13, 2007, we learned that on July 23, 2007, the U.S. District Court for the District of Arizona unsealed the qui tam action, which revealed that the qui tam action had been filed by a relator who formerly was the chief compliance officer of IAS.  The action was unsealed after the United States Department of Justice, on May 31, 2007, filed a notice with the court stating that it was declining to intervene at this time on behalf of the federal government.  The government stated in the notice that it is continuing its investigation. Although the United States has given notice that it is not intervening at this time, the qui tam relator is permitted to maintain the action.  On November 5, 2007, IAS filed a motion to dismiss requesting that the court dismiss the qui tam action in its entirety.  This motion to dismiss is scheduled to be argued before the court on March 3, 2008. We intend to vigorously defend against the allegations made by the qui tam relator and bring this matter to its ultimate resolution. IAS maintains a comprehensive compliance program designed to ensure that it maintains high standards of conduct in the operation of its businesses in compliance with all applicable laws. Although IAS continues to be fully committed to regulatory compliance and will cooperate diligently with governmental authorities regarding this matter, there can be no assurance as to the outcome of this matter.
     If either a continued governmental investigation or the qui tam action were to be resolved in a manner unfavorable to us, it could have a material adverse effect on our business, financial condition and results of operations, including exclusion from the Medicare and Medicaid programs. Further, the outcome of these matters may result in significant fines, other penalties (including the award of up to treble damages under the False Claims Act) and/or adverse publicity.
     We are involved in other litigation and proceedings in the ordinary course of our business. We do not believe the outcome of any such litigation or proceedings will have a material adverse effect on our business, financial condition or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders.
     No matters were submitted to a vote of security holders during the fourth quarter ended September 30, 2007.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     There is no established public trading market for our common interests. At September 30, 2007, all of our common interests were owned by IASIS Healthcare Corporation, a Delaware corporation, referred to as IAS.
     See Item 12., “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, included elsewhere in this report for information regarding our equity compensation plans.
Item 6. Selected Financial Data.
     The following table presents selected historical financial data for the fiscal year ended September 30, 2003 and the period ended June 22, 2004, derived from the audited consolidated financial statements of IAS, as predecessor to IASIS. The selected financial data for the period from June 23, 2004 through September 30, 2004 and the fiscal years ended September 30, 2005, 2006 and 2007 reflects the results of operations of IASIS following the merger transaction associated with the acquisition of IAS by a group of investors led by TPG, and was derived from the audited consolidated financial statements of IASIS, as successor to IAS. The selected historical financial data of the combined predecessor and successor for the year ended September 30, 2004 was derived from the audited financial statements for the respective periods in 2004 discussed above.
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

				Combined
		IASIS		Basis	IASIS	IAS
					Jne 23,	October 1,
					2004	2003
	Year Ended	Year Ended	Year Ended	Year Ended	through	through	Year Ended
	September 30,	September 30,	September 30,	September 30,	September 30,	June 22,	September 30,
	2007	2006	2005	2004	2004	2004	2003
	(dollars in thousands)					(dollars in thousands)
Statement of Operations Data (1):
Net revenue	$1,849,984	$1,625,996	$1,523,727	$1,386,634	$389,474	$997,160	$1,088,156
Costs and expenses:
Salaries and benefits	566,112	470,171	442,173	424,419	115,538	308,881	375,509
Supplies and other operating expenses	500,837	434,124	396,573	379,239	103,926	275,313	316,681
Medical claims	372,075	343,660	302,204	242,389	74,051	168,338	128,595
Provision for bad debts	142,708	141,774	133,870	126,952	39,486	87,466	86,231
Rentals and leases	35,987	34,956	32,750	31,998	8,840	23,158	33,545
Interest expense, net	73,754	69,687	66,002	59,394	17,459	41,935	57,552
Depreciation and amortization	77,701	71,925	71,037	68,084	19,856	48,228	52,609
Management fees	4,746	4,189	3,791	746	746	—	—
Hurricane-related expenses (2)	—	—	4,762	—	—	—	—
Business interruption insurance recoveries (3)	(3,443)	(8,974)	—	—	—	—	—
Loss on early extinguishment of debt (4)	6,229	—	—	52,084	232	51,852	3,900
Merger expenses (5)	—	—	—	19,750	—	19,750	—
Write-off of debt issue costs	—	—	—	8,850	—	8,850	—
Impairment of assets held for sale (6)	—	—	—	—	—	—	11,741

Total costs and expenses	1,776,706	1,561,512	1,453,162	1,413,905	380,134	1,033,771	1,066,363

				Combined
		IASIS		Basis	IASIS	IAS
					Jne 23,	October 1,
					2004	2003
	Year Ended	Year Ended	Year Ended	Year Ended	through	through	Year Ended
	September 30,	September 30,	September 30,	September 30,	September 30,	June 22,	September 30,
	2007	2006	2005	2004	2004	2004	2003
	(dollars in thousands)					(dollars in thousands)
Earning (loss) from continuing operations before gain (loss) on disposal of assets, minority interests, income taxes and cumulative effect of a change in accounting principle	73,278	64,484	70,565	(27,271)	9,340	(36,611)	21,793

Gain (loss) on disposal of assets, net (6)	(1,364)	899	(231)	3,624	(107)	3,731	588
Minority interests	(3,988)	(3,546)	(2,891)	(4,305)	(1,207)	(3,098)	(1,828)

Earnings (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle	67,926	61,837	67,443	(27,952)	8,026	(35,978)	20,553
Income tax expense	26,322	22,288	26,851	4,473	3,321	1,152	—

Net earnings (loss) from continuing operations before cumulative effect of a change in accounting principle	41,604	39,549	40,592	(32,425)	4,705	(37,130)	20,553
Loss from discontinued operations and cumulative effect of a change in accounting principle	—	—	—	—	—	—	—

Net earnings (loss)	$41,604	$39,549	$40,592	$(32,425)	$4,705	$(37,130)	$20,553

Balance Sheet Data (at end of period):
Cash and cash equivalents	$—	$95,415	$89,097	$98,805	$98,805	$—	$101,070
Total assets	2,186,422	1,967,835	1,852,724	1,724,161	1,724,161	—	1,029,999
Long-term debt and capital lease obligations (including current portion)	1,031,657	896,945	904,808	912,754	912,754	—	664,434
Stockholders’ equity	—	—	—	—	—	—	176,099
Member’s equity	691,514	656,496	616,947	573,705	573,705	—	—

(1)	The results of North Vista Hospital are included from February 1, 2004, the date of acquisition. The results of Glenwood and Alliance are included from January 31, 2007 and May 31, 2007, respectively, the dates of the acquisitions.

(2)	Results for the year ended September 30, 2005 include an adverse financial impact of approximately $4.8 million before income taxes relating to property damage to our facility in Port Arthur, Texas, as a result of Hurricane Rita.

(3)	Results for the years ended September 30, 2007 and 2006 include $3.4 million and $9.0 million, respectively, of business interruption insurance recoveries received in connection with the temporary closure and disruption of operations at The Medical Center of Southeast Texas, in Port Arthur, Texas, as a result of Hurricane Rita. Cumulative business interruption insurance recoveries of $12.4 million received-to-date have been reduced by related insurance deductibles of $4.6 million.

(4)	Results for the year ended September 30, 2007 include a $6.2 million loss on extinguishment of debt related to the refinancing of our senior secured credit facilities.

(5)	Merger expenses include legal and advisory expenses and special bonus compensation of IAS incurred in connection with its acquisition by the investor group led by TPG.

(6)	During 2003, we recorded an impairment charge of $11.7 million on the Rocky Mountain Medical Center net assets held for sale to reflect the estimated net proceeds from the potential sale of the property. During the quarter ended March 31, 2004, we sold the Rocky Mountain Medical Center property and recorded a gain on the sale of this property of approximately $3.6 million.

Selected Operating Data
     The following table sets forth certain unaudited operating data for each of the periods presented.

	Year Ended September 30,
	2007	2006	2005

Acute Care
Number of acute care hospital facilities at end of period (1)	16	14	14
Beds in service at end of period	2,691	2,206	2,219
Average length of stay (days) (2)	4.57	4.56	4.43
Occupancy rates (average beds in service)	50.7%	50.9%	48.3%
Admissions (3)	98,372	88,701	88,836
Adjusted admissions (4)	158,371	144,929	145,346
Patient days (5)	449,646	404,292	393,523
Adjusted patient days (4)	697,562	638,192	620,717
Net patient revenue per adjusted admission (6)	$8,754	$8,325	$7,946

Health Choice (7):
Medicaid covered lives	122,437	110,813	113,589
Dual-eligible lives (8)	3,482	3,937	—
Medical loss ratio (9)	85.2%	87.2%	88.0%

(1)	Excludes St. Luke’s Behavioral Hospital. Beginning January 31, 2007, includes Glenwood Regional Medical Center. Beginning July 23, 2007, includes Mountain Vista Medical Center.

(2)	Represents the average number of days that a patient stayed in our hospitals.

(3)	Represents the total number of patients admitted to our hospitals for stays in excess of 23 hours. Management and investors use this number as a general measure of inpatient volume.

(4)	Adjusted admissions and adjusted patient days are general measures of combined inpatient and outpatient volume. We compute adjusted admissions/patient days by multiplying admissions/patient days by gross patient revenue and then dividing that number by gross inpatient revenue.

(5)	Represents the number of days our beds were occupied by inpatients over the period.

(6)	Includes the impact of our uninsured discount program, which became effective in the third quarter of fiscal 2006. The uninsured discount program offers discounts to all uninsured patients receiving healthcare services who do not qualify for assistance under state Medicaid, other federal or state assistance plans or charity. The uninsured discount program had the effect of reducing net revenue and the provision for bad debts by generally corresponding amounts.

(7)	Includes our MAPD SNP effective January 1, 2006.

(8)	Represents members eligible for Medicare and Medicaid benefits under Health Choice’s contract with CMS to provide coverage as a MAPD SNP.

(9)	Represents medical claims expense as a percentage of premium revenue, including claims paid to our hospitals.
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
     Data for the fiscal years ended September 30, 2007, 2006 and 2005 has been derived from our audited consolidated financial statements. References herein to “we,” “us,” “our” and “our company” are to IASIS and its subsidiaries, unless indicated otherwise.
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
EXECUTIVE OVERVIEW
     We are a leading owner and operator of medium-sized acute care hospitals in high-growth urban and suburban markets. We operate our hospitals with a strong community focus by offering and developing healthcare services targeted to the needs of the markets we serve, promoting strong relationships with physicians and working with local managed care plans. At September 30, 2007, we owned or leased 16 acute care hospital facilities and one behavioral health hospital, with a total of 2,691 beds in service, located in six regions:
•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	Tampa-St. Petersburg, Florida;

•	three cities in Texas, including San Antonio;

•	Las Vegas, Nevada; and

•	West Monroe, Louisiana.
     We also own and operate a Medicaid and Medicare managed health plan in Phoenix called Health Choice.
     On July 23, 2007, we opened Mountain Vista Medical Center, a new 178-bed hospital located in Mesa, Arizona. Total costs to build and equip the new hospital approximated $180.0 million.
     Effective as of January 31, 2007, we completed our acquisition of Glenwood located in West Monroe, Louisiana. The purchase price for the 237-bed hospital was approximately $81.0 million, which is subject to a final net working capital settlement with the seller. The results of operations of Glenwood are included in our financial and operating results for the year ended September 30, 2007, from the effective date of the acquisition.
     Effective as of May 31, 2007, we completed our acquisition of Alliance located in Odessa, Texas. The purchase price for the 50-bed hospital was $65.5 million, which is subject to a final net working capital settlement with the seller. Upon acquisition, the operations of Alliance were immediately merged into Odessa Regional Hospital to form Odessa Regional Medical Center. The results of operations of Alliance are included in our same-

facility financial and operating results for the year ended September 30, 2007, from the effective date of the acquisition.
     On April 27, 2007, we completed the refinancing of our existing bank credit facility to provide for $854.0 million in new senior secured credit facilities. The $854.0 million senior secured credit facilities include: (i) a senior secured term loan of $439.0 million; (ii) a senior secured delayed draw term loan of $150.0 million; (iii) a senior secured revolving credit facility of $225.0 million, which includes a $100.0 million sub-limit for letters of credit; and (iv) a senior secured synthetic letter of credit facility of $40.0 million.
     In connection with the refinancing of our existing bank credit facility, $300.0 million in Holdings Senior PIK Loans were issued by IASIS Healthcare Corporation, our parent company, in order to repurchase certain preferred equity from its stockholders. The $300.0 million Holdings Senior PIK Loans mature June 15, 2014. The Holdings Senior PIK Loans bear interest at an annual rate equal to LIBOR plus 5.25%. The Holdings Senior PIK Loans rank behind our existing debt and will convert to cash-pay after five years, at which time accrued interest becomes payable.
     During the year ended September 30, 2007, we received business interruption insurance recoveries of $3.4 million resulting from the temporary closure of and disruption of operations at The Medical Center of Southeast Texas, related to Hurricane Rita in 2005. Amounts received during the year ended September 30, 2007 represent the final settlement of our business interruption insurance claim. To date, we have received cumulative business interruption insurance recoveries of $12.4 million, which are net of $4.6 million in related deductibles.
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
     During the third quarter of fiscal 2006, we implemented an uninsured discount program offering discounts to all uninsured patients receiving healthcare services who do not qualify for assistance under state Medicaid, other federal or state assistance plans, or charity care. We have provided uninsured discounts totaling $53.0 million for the year ended September 30, 2007. These discounts to the uninsured had the effect of reducing acute care revenue and the provision for bad debts by generally corresponding amounts. The reduction of acute care revenue resulted in an increase in expenses as a percentage of acute care revenue, other than the provision for bad debts, compared to what they would have been if the uninsured discount program had not been implemented.
     Net revenue for the year ended September 30, 2007 increased 13.8% to $1.8 billion, compared with $1.6 billion in the prior year. The acquisitions of Glenwood and Alliance, increases in managed care reimbursement rates and supplemental Medicaid reimbursement, and an increase in overall acuity have contributed to the $179.9 million increase in acute care revenue, while premium revenue at Health Choice contributed $44.1 million to the total increase in net revenue. On a same-facility basis, acute care revenue increased 8.3% to $1.3 billion, compared with $1.2 billion in the prior year.
     We have experienced an increase in net patient revenue at our hospital operations which, in part, is driven by volume growth and favorable pricing trends. Net patient revenue per adjusted admission increased 5.2% for the year ended September 30, 2007, compared with the prior year. Excluding the impact of uninsured discounts, net patient revenue per adjusted admission increased 7.4%, compared with the prior year. Admissions and adjusted admissions increased 10.9% and 9.3%, respectively, for the year ended September 30, 2007, when compared with the prior year. On a same-facility basis, which includes the effect of the Alliance acquisition, admissions and adjusted admissions increased 3.1% and 2.3%, respectively, when compared with the prior year.
     Our operating results continue to benefit from favorable pricing trends and demonstrate our ability to control certain operating costs. This is in part attributable to our product line focus and capital investments in our facilities. However, the consolidation of payors in certain markets may result in reduced reimbursement from managed care organizations in future periods. From a service line standpoint, we have experienced an increase in certain higher acuity services, such as inpatient and outpatient surgeries, including cardiovascular surgical cases, as well as increases in other services such as neonatology, obstetrics and inpatient rehabilitation.
     Our acute care revenue has also increased as a result of increases in supplemental Medicaid reimbursement, including a program for participating private hospitals that enter into indigent care affiliation agreements with public hospitals or county governments in the state of Texas. Under the CMS approved program, affiliated hospitals within a geographic area, including our Texas facilities, expanded the community healthcare safety net by providing indigent healthcare services. Participation in this program by our Texas hospitals resulted in an increase in our acute care revenue of $25.4 million during the year ended September 30, 2007, compared with the prior year. Our Texas hospitals also experienced an increase in our professional fees expense of $19.6 million, compared with the prior year, incurred to fund the expanded indigent care services. This program is subject to periodic audits by CMS and is currently undergoing a CMS review. In October 2007, as a result of the CMS review, the state of Texas ceased funding of the private hospital programs due to the deferral of certain federal Medicaid payments by CMS. We believe the state will continue to withhold payments until CMS completes its review. CMS has indicated that it might require some changes in the program documentation; however, there can be no assurance whether the final results of the CMS review will be limited to changes in program documentation. While the current suspension and the possible termination of future benefits under the program are not material to our financial statements, any recoupment by the federal, state or county governments of the previous matching funds paid to us, could have a material adverse effect on our results of operations and cash flows.
     The following table provides the sources of our gross patient revenue by payor for the years ended September 30, 2007, 2006 and 2005.

	Year Ended
	September 30,
	2007	2006	2005
Medicare	32.7%	32.3%	35.5%
Medicaid	16.8	17.5	16.5
Managed care	42.9	42.8	40.8
Self-pay and other	7.6	7.4	7.2

Total	100.0%	100.0%	100.0%

     Given the impact of our uninsured discounts and the differences associated with reimbursement received under the various types of third-party payor programs, we have concluded that gross patient revenue by payor provides the most meaningful analytical comparison for payor mix. Since the implementation of Medicare Part D coverage, we have experienced a shift of traditional Medicare beneficiaries to managed Medicare, which we classify as managed care in the table above. We expect patient volumes from Medicare beneficiaries to continue this shift in coverage, while increasing over the long term due to the general aging of the population and the incentives put into place by the federal government to move more beneficiaries to managed Medicare care plans. Glenwood and Alliance, the results of which are included in the table above from January 31, 2007 and May 31, 2007, respectively, have a higher concentration of traditional Medicare revenue as compared to our other acute care hospitals, which has offset the recent trend towards managed Medicare.
     Health Choice is a prepaid Medicaid and Medicare managed health plan that derives most of its revenue through a contract with the AHCCCS to provide specified health services to qualified Medicaid enrollees through contracted providers. AHCCCS is the state agency that administers Arizona’s Medicaid program. The contract requires the Plan to arrange for healthcare services for enrolled Medicaid patients in exchange for fixed monthly premiums, based upon negotiated per capita member rates, and supplemental payments from AHCCCS.
     Health Choice’s contract with AHCCCS expires September 30, 2008. The contract is terminable without cause on 90 days’ written notice or for cause upon written notice if we fail to comply with any term or condition of the contract or fail to take corrective action as required to comply with the terms of the contract. Additionally, AHCCCS can terminate our contract in the event of the unavailability of state or federal funding. We intend to bid for a new contract for future periods. We are in the process of preparing for the AHCCCS bidding process, which is expected to begin in February 2008. We anticipate contracts will be awarded by AHCCCS in May 2008. While we cannot be assured we will be awarded a new contract, we have successfully secured new contracts in the last three bidding cycles, including being the only health plan to be awarded additional counties during the 2004 bidding process.
     On October 19, 2005, CMS awarded Health Choice a contract to become a MAPD SNP. Effective January 1, 2006, Health Choice began providing coverage as a MAPD SNP provider pursuant to the contract with CMS. The SNP allows Health Choice to offer Medicare and Part D drug benefit coverage for new and existing dual-eligible members, or those that are eligible for Medicare and Medicaid. Health Choice already served these type members through the AHCCCS Medicaid program. The contract with CMS expires December 31, 2008 and includes successive one-year renewal options at the discretion of CMS. The contract is terminable without cause on 90 days’ written notice or for cause upon written notice if we fail to comply with any term or condition of the contract, or fail to take corrective action as required to comply with the terms of the contract.
     Premium revenue at Health Choice for the year ended September 30, 2007, increased $44.1 million compared with the prior year. Increases in our Medicaid enrollees, as well as increases in capitation premium rates, have been the primary contributors to our growth in premium revenue. Additionally, the year ended September 30, 2007, included four quarters of premium revenue related to the MAPD SNP, compared with three quarters in the prior year, given the January 1, 2006 implementation date. Premium revenue generated under the AHCCCS and CMS contracts with Health Choice represented approximately 24.4% of our consolidated net revenue for the year ended September 30, 2007, compared with 25.0% in the prior year.
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
     For federal fiscal year 2008, the Medicare Modernization Act provides for hospitals to receive a full market basket update for the provision of inpatient services, but such update amount is conditioned upon a hospital providing CMS with specific quality data relating to the quality of services provided. Hospitals that fail to provide CMS with the required data specified under the National Voluntary Hospital Reporting Initiative will receive an update equal to the market basket minus two percentage points beginning in federal fiscal year 2008. Our hospitals are currently complying with this reporting requirement. Initially, CMS required the reporting of 10 quality measures. As required by DEFRA, CMS has expanded through a series of rulemakings the number of patient care indicators that hospitals must report. On November 1, 2007, CMS announced a final rule that expands to 30 the number of quality measures that hospitals are required to report, beginning with discharges occurring in calendar year 2008, in order to qualify for the full market basket update to the inpatient prospective payment system in fiscal year 2009. In addition, the rule requires hospitals to submit quality data regarding seven measures relating to outpatient care in order to receive the full market basket increase under the outpatient prospective payment system beginning in calendar year 2009. Hospitals that fail to submit such data will receive the market basket update minus two percentage points for the outpatient prospective payment system. CMS has recently issued a report proposing a value-based purchasing system which would phase out the current quality reporting system and instead would make a portion of hospital payment contingent on actual performance on specified measures. It is uncertain whether such a program will be implemented.
     The Medicare Modernization Act also decreases hospital reimbursement in a few areas, including, but not limited to, a provision denying updates to hospitals with “high-cost” direct medical education programs.
     On August 1, 2006, CMS announced a final rule that refines the diagnosis-related group payment system, and on August 1, 2007, CMS announced a final rule that creates new severity-adjusted diagnosis-related groups to replace the current diagnosis-related groups. CMS expects the new severity-adjusted diagnosis-related groups to better recognize severity of illness among patients. For federal fiscal year 2008, CMS has issued a final rule updating the diagnosis-related group payment system rates by the full market basket of 3.3%. However, this rule reduces payment rates in fiscal years 2008 and 2009 to eliminate what CMS estimates will be the effect of coding or classification changes as a result of hospitals implementing the new severity adjusted diagnosis-related groups. We are uncertain what impact these changes may have on our revenues.
     On July 16, 2007 CMS issued final regulations that will change payment for procedures performed in an ASC effective January 1, 2008. Under this rule, ASC payment groups will increase from the current nine clinically disparate payment groups to the 221 APCs used under the outpatient prospective payment system for these surgical services. CMS estimates that the rates for procedures performed in an ASC setting under this proposal will equal 65% of the corresponding rates paid for the same procedures performed in an outpatient hospital setting. Because the new payment system will have a significant impact on payments for certain procedures, the final rule establishes a four year transition period for implementing the revised rates. In addition, the rule significantly expands the types of procedures that may be performed in ASCs. More Medicare procedures that are now performed in hospitals, such as ours, may be moved to ASCs, potentially reducing surgical volume in our hospitals. ASCs may experience decreased reimbursement depending on their service mix. Also, more Medicare procedures that are now performed in ASCs may be moved to physicians’ offices. Currently, we do not believe that these changes will have a material adverse impact on our results of operations or cash flows.
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
Pay for Performance Reimbursement
     Many payors, including Medicare and several large managed care organizations, currently require providers to report certain quality measures in order to receive the full amount of payment increases that were automatically awarded in the past.  For fiscal year 2008, CMS requires that hospitals submit data regarding 27 quality measures. The reported and trended quality data is referred to as core measures. Core measures track a variety of evidence-based, scientifically-researched standards of care which have been shown to result in improved clinical outcomes for patients. The data collected encompasses the following conditions: acute myocardial infarction, heart failure, pneumonia, surgical care improvement, 30-day mortality rates for acute myocardial infarction and heart failure patients, and the patients’ experience of care through the HCAHPS patient survey. CMS established the core measures in 2000 and began publicly reporting data relating to the core measures in 2003. Each subsequent year since 2003 has resulted in an increasing reporting requirement and it is anticipated that outpatient services with have a reporting requirement in the near future. Additionally, CMS has recently issued a report proposing a value-based purchasing system which would phase out the current quality reporting system and instead would make a portion of hospital payment contingent on actual performance on specified measures. It is uncertain whether such a program will be implemented. Many large managed care organizations have developed quality measurement criteria that are similar to or even more stringent than the Medicare requirements.  We have invested significant capital in the implementation of our advanced clinical system that assists us to report these quality measures.
     While current payor guidelines are based upon the reporting of quality measures, we anticipate that the quality measures themselves may ultimately determine reimbursement rates for hospital services. For example, on April 13, 2007, CMS proposed reforms in the hospital inpatient prospective payment system that would implement a provision of DEFRA that takes the first steps toward preventing Medicare from giving hospitals higher payment for the additional costs of treating a patient that acquires a condition (including an infection) during a hospital stay. DEFRA required CMS to select at least two conditions that are (i) high cost, high volume or both; (ii) assigned to a higher paying DRG when present as a secondary diagnosis; and (iii) are reasonably preventable through application of evidence-based guidelines. These rules were adopted in August 2007. Under the rules, beginning in the federal fiscal year beginning October 1, 2008, cases with these conditions would not be paid at a higher DRG unless they were present on admission. The rules identify eight conditions, including three serious preventable events that meet the statutory criteria. Thus, our ability to demonstrate quality of care in our hospitals could significantly impact our future operating results.
Growth in Bad Debts Resulting From Increased Self-Pay Volume and Revenue
     Like others in the hospital industry, we continue to experience increases in self-pay volume and revenue that have caused our provision for bad debts to rise. These increases continue to be driven by growth in the number of uninsured patients seeking care at our hospitals, as well as increases in the amount of co-payments and deductibles as employers continue to pass more of these costs onto their employees. As a result of these trends, effective during the third quarter of fiscal 2006, we implemented our uninsured discount program, which resulted in $53.0 million and $20.3 million in discounts being provided to the uninsured during the years ended September 30, 2007 and 2006, respectively. For the year ended September 30, 2007, the provision for bad debts decreased to 10.1% of acute care revenue, compared to 11.5% in the prior year. Adjusting for the uninsured discount program, the provision for bad debts as a percentage of acute care revenue would have been 13.4% for the year ended September 30, 2007, compared with 13.0% in the prior year. For the year ended September 30, 2007, same-facility self-pay admissions as a percentage of total admissions were 5.1%, compared with 4.6% for the prior year. We monitor our self-pay admissions on a daily basis and continue to focus on the efficiency of our emergency rooms, point-of-service cash collections, Medicaid eligibility automation and process-flow improvements. We anticipate that if we experience further growth in self-pay volume and revenue, along with continued increases in co-payments and deductibles for insured patients, our provision for bad debts will continue to increase and our results of operations could be adversely affected.
     The approximate percentages of gross hospital receivables (prior to allowances for contractual adjustments and doubtful accounts) are summarized as follows:

	September 30,	September 30,
	2007	2006
Insured receivables	66.7%	60.4%
Uninsured receivables	33.3%	39.6%

Total	100.0%	100.0%

     The percentages in the table above are calculated using gross receivable balances. Uninsured receivables with service dates after implementation of the uninsured discount program and insured receivables are net of discounts and contractual adjustments recorded at the time of billing. Included in insured receivables are accounts that are pending approval from Medicaid. These receivables were approximately 2.3% and 3.3% of gross hospital receivables at September 30, 2007 and 2006, respectively. The uninsured discount program, which has been in effect since June 1, 2006, has contributed to the decline in uninsured receivables as a percentage of total accounts receivable at September 30, 2007. Additionally, the acquisition of Glenwood and Alliance, as well as the increase in accounts receivable resulting from the opening of Mountain Vista Medical Center, have contributed to an increase in insured receivables.
     The approximate percentages of gross hospital receivables in summarized aging categories are as follows:

	September 30,	September 30,
	2007	2006
0 to 90 days	71.8%	62.7%
91 to 180 days	15.5%	17.7%
Over 180 days	12.7%	19.6%

Total	100.0%	100.0%

     The increase in accounts receivable in our 0 to 90 day category is the result of the acquisitions of Glenwood and Alliance, as well as the increase in accounts receivable resulting from the opening of our new hospital, Mountain Vista Medical Center.
Additional Charity Care and Charges to the Uninsured
     We record revenue deductions for patient accounts that meet our guidelines for charity care. We currently provide charity care to patients with income levels below 200% of the federal poverty level and will continue this practice. Additionally, all of our hospitals provide a sliding scale of reduced rates to uninsured patients, who are not covered through federal, state or private insurance, with incomes between 200% and 400% of the federal poverty level. On a same-facility basis, charity care deductions decreased $6.4 million for the year ended September 30, 2007, compared with the prior year.
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
Physician Integration
     Our ability to attract and retain skilled physicians to our hospitals is critical to our success. We have significant physician recruitment goals in place, with primary emphasis on family practice and internal medicine, general surgery, hospitalists, obstetrics and gynecology, cardiology, neurology and orthopedics. However, the quality of care at our hospitals will become even more important to physicians. Similar to hospital reimbursement, plans are being developed to transform physician reimbursement to a pay for performance basis. In a hospital setting, many of the quality measures that apply to nursing care also apply to physician care. This interdependence aligns the quality of care focus of physicians and hospitals in order that both can receive equitable compensation for services provided.
     We also face the risk of heightened physician reimbursement pressures that could cause physicians to seek to increase revenues by competing with hospitals for inpatient business. Additional competition from physician-owned specialty hospitals could adversely impact our future operating results. Again, we expect to mitigate this risk by achieving a competitive advantage with our quality of care initiatives that new specialty hospitals might not be equipped to implement. These pressures may also result in our employing more physicians or pursuing additional opportunities to partner with physicians to provide healthcare services to the communities we serve.

Nursing Shortage
     The hospital industry continues to experience a shortage of nurses. This nursing shortage has created an environment requiring an extended increase in the use of nursing contract labor. While we continue to face challenges in retaining and recruiting nurses in each of our markets, similar to other providers in their respective regions, we have experienced improvement in our nursing contract labor utilization during fiscal 2007. Contract labor expense for nursing services as a percentage of acute care revenue decreased 0.6% for the year ended September 30, 2007, compared with the prior year. We believe this improvement is the result of our comprehensive recruiting and retention plan for nurses that focuses on competitive salaries and benefits, as well as employee satisfaction, best practices, tuition assistance, effective training programs and workplace environment. We have expanded our relationships with local colleges and universities, which include our sponsorship of nursing scholarship programs. In addition to our operational focus, we also experienced some benefit during the year ended September 30, 2007, from nurses hired in connection with the opening of Mountain Vista Medical Center. Prior to opening, these nurses worked in our existing Arizona hospitals, which minimized the need to utilize nursing contract labor. Should we be unsuccessful in our attempts to maintain nursing coverage adequate for our present and future needs, our future operating results could be adversely affected.
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
Implementation of Our Quality Initiatives
     Quality of care is integral to our future success. We have taken significant steps in implementing expanded quality of care initiatives that we believe represent key building blocks to a successful strategy. The following represents some of those steps that have been taken:
•	Deployment of proprietary information systems to provide daily tracking of care provided to patients in any core measures category;

•	Implementation of a strategy to retain nurses, ultimately providing an improved continuum of care thru continuity;

•	Development and implementation of a hospital medical management program;

•	Ongoing training and education of medical and non-medical personnel related to quality performance indicators;

•	Monthly review of the 27 quality indicators prescribed by CMS for reporting beginning January 1, 2008;

•	Monitoring of additional quality measures above the requirement to receive the full annual payment update;

•	Rapid response teams in place at all of our hospitals to provide more timely and efficient care;

•	Engagement of an external group to conduct unannounced mock Joint Commission surveys;

•	Alignment of hospital management incentive compensation with quality performance indicators; and

•	Additional staffing to collect and report quality information and to facilitate action plans to address areas for improvement.
Changes in Patient Service Mix
     Although from an industry trend perspective, a number of procedures once performed only on an inpatient basis have been, and will continue to be, converted to outpatient procedures as a result of advances in pharmaceutical and medical technologies, we have recently experienced a shift in our patient service mix to more inpatient procedures. This includes an increase in inpatient cardiovascular, obstetrics, psychiatric and rehabilitation admissions. Generally, the payments we receive for outpatient procedures are less than those for similar procedures performed in an inpatient setting.
Volatility of Insurance Costs
     Our fiscal 2007 self-insured retention for professional and general liability coverage was $5.0 million per claim, with an excess aggregate limit of $55.0 million. The maximum coverage under our insurance policies was $75.0 million. The high cost of professional liability insurance coverage and, in some cases, the lack of availability of such insurance coverage for physicians with privileges at our hospitals, increases our risk of vicarious liability in cases in which both our hospital and the uninsured or underinsured physician are named as co-defendants. We experienced moderation in costs during fiscal 2007, including favorable claims experience. Some states, including certain states in which we operate, have passed tort reform legislation or are considering such legislation to place limits on non-economic damages, which, in part, has resulted in improved loss experience. The results of independent actuarial valuations received during fiscal 2007 for professional and general liability losses resulted in a change in related estimates for prior years which decreased professional and general liability expense by $6.6 million during the year ended September 30, 2007.
     For the year ended September 30, 2007, our insurance expense as a percentage of acute care revenue declined 0.6%, compared with the prior year. There is no assurance that insurance costs will continue to moderate. If insurance costs begin to rise again, we cannot be certain that significant increases will not have a material adverse effect on our future operating results and cash flows.
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
     We regularly perform hindsight procedures to evaluate historical write-off and collection experience throughout the year to assist in determining the reasonableness of our process for estimating the allowance for doubtful accounts. Due to the implementation of our uninsured discount program, we have modified the methodology used in this analytical tool to account for the impact of these uninsured discounts on our accounts receivable. We do not pursue collection of amounts related to patients who qualify for charity care under our guidelines. Charity care accounts are deducted from gross revenue and do not affect the provision for bad debts.
     At September 30, 2007, our self-pay receivables, including amounts due from uninsured patients and co-payment and deductible amounts due from insured patients, was $129.6 million and our allowance for doubtful accounts was $97.8 million. Excluding third-party settlement balances, days revenue in accounts receivable were 61 days at September 30, 2007, compared with 54 days at September 30, 2006. Impacting our days revenue in accounts receivable during the current year is a build-up of Medicare accounts receivable at Glenwood, a fiscal 2007 acquisition, as we awaited receipt of our provider number tie-in notice at this facility. Additionally, the process to finalize our provider number at our new hospital, Mountain Vista Medical Center, resulted in a build-up of accounts receivable during the last two months of fiscal 2007. Excluding third-party settlement balances, same-facility days revenue in accounts receivable were 54 at September 30, 2007. For the year ended September 30, 2007, the provision for bad debts decreased to 10.1% of acute care revenue, compared with 11.5% in the prior year. Adjusting for the uninsured discount program, the provision for bad debts as a percentage of acute care revenue would have been 13.4% for the year ended September 30, 2007, compared with 13.0% in the prior year. Significant changes in payor mix or business office operations could have a significant impact on the provision for bad debts, as well as our results of operations and cash flows.
     Allowance for Contractual Discounts and Settlement Estimates. We derive a significant portion of our net patient revenue from Medicare, Medicaid and managed care payors that receive discounts from our standard charges. For the years ended September 30, 2007, 2006 and 2005, Medicare, Medicaid and managed care revenue accounted for 84.9%, 85.0% and 84.1%, respectively, of our hospitals’ net patient revenue.
     We estimate contractual discounts and allowances based upon payment terms outlined in our managed care contracts, by federal and state regulations for the Medicare and various Medicaid programs, and in accordance with terms of our uninsured discount program. Contractual discounts for most of our patient revenue are determined by an automated process that establishes the discount on a patient-by-patient basis. The payment terms or fee schedules for most payors have been entered into our patient accounting systems. Automated (system-generated) contractual discounts are recorded, at the time a patient account is billed, based upon the system-load payment terms. In certain instances for payors that are not significant or who have not entered into a contract with us, we make manual estimates in determining contractual allowances based upon historical collection rates. At the end of each month, we estimate contractual allowances for all unbilled accounts based on payor-specific six-month average contractual discount rates.
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
     Insurance Reserves. Given the nature of our operating environment, we may become subject to medical malpractice or workers compensation claims or lawsuits. We maintain third-party insurance coverage for individual malpractice and workers compensation claims to mitigate a portion of this risk. In addition, we maintain excess coverage limiting our exposure to an aggregate annual amount for claims. We estimate our reserve for self-insured professional and general liability and workers compensation risks using historical claims data, demographic factors, severity factors, current incident logs and other actuarial analysis. At September 30, 2007 and 2006, our professional and general liability accrual for asserted and unasserted claims was $38.5 million and $38.1 million, respectively. For the year ended September 30, 2007, our total premiums and self-insured retention cost for professional and general liability insurance was $20.9 million, compared with $25.2 million in the prior year.
     The estimated accrual for medical malpractice and workers compensation claims could be significantly affected should current and future occurrences differ from historical claims trends. The estimation process is also complicated by the relatively short period of time in which we have owned our healthcare facilities, as occurrence data under previous ownership may not necessarily reflect occurrence data under our ownership. While we monitor current claims closely and consider outcomes when estimating our insurance accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in the estimates.
     Valuations from our independent actuary for professional and general liability losses resulted in a change in related estimates for prior years which increased (decreased) professional and general liability expense by the following amounts (in millions):

Year ended September 30, 2007	$(6.6)
Year ended September 30, 2006	$0.6
Year ended September 30, 2005	$0.2
     Valuations from our independent actuary for workers’ compensation losses resulted in a change in related estimates for prior years which increased (decreased) workers’ compensation expense by the following amounts (in millions):

Year ended September 30, 2007	$(1.0)
Year ended September 30, 2006	$(3.3)
Year ended September 30, 2005	$1.9
     Medical Claims Payable. Medical claims expense, including claims paid to our hospitals, was $384.0 million, $354.5 million and $310.7 million, or 85.2%, 87.2% and 88.0% of Health Choice premium revenue, for the years ended September 30, 2007, 2006 and 2005, respectively. Our liability for medical claims was $81.3 million at September 30, 2007, compared with $81.8 million in the prior year. We estimate the medical claims payable using historical claims experience (including severity and payment lag time) and other actuarial analysis including number of enrollees, age of enrollees and certain enrollee health indicators to predict the cost of healthcare services provided to enrollees during any given period. While management believes that its estimation methodology effectively captures trends in medical claims costs, actual payments could differ significantly from our estimates given changes in healthcare costs or adverse experience. For the years ended September 30, 2007, 2006 and 2005, approximately $12.0 million, $10.9 million and $8.5 million, respectively, of health plan payments made to hospitals and other healthcare entities owned by us for services provided to our enrollees were eliminated in consolidation. Our operating results and cash flows could be materially affected by increased or decreased utilization of our owned healthcare facilities by enrollees of our health plan.
     Goodwill and Other Intangibles. The accounting policies and estimates related to goodwill and other intangibles are considered critical because of the significant impact that impairment could have on our operating results. We record all assets and liabilities acquired in purchase acquisitions, including goodwill, indefinite-lived intangibles, and other intangibles, at fair value as required by Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. Goodwill, which was $756.6 million at September 30, 2007, is not amortized but is subject to tests for impairment annually or more often if events or circumstances indicate it may be impaired. The initial recording of goodwill and other intangibles requires subjective judgments concerning estimates of the fair value of the acquired assets. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Other identifiable intangible assets, net of accumulated amortization, were $36.0 million at September 30, 2007, compared with $39.0 million in the prior year. These are amortized over their estimated useful lives and are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections. Estimated cash flows may extend far into the future and, by their nature, are difficult to determine over an extended timeframe. Factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, and changes in discount rates and specific industry or market sector conditions. Other key judgments in accounting for intangibles include useful life and classification between goodwill and indefinite-lived intangibles or other intangibles which require amortization. See “Goodwill and Other Intangibles Assets” in the Notes to Consolidated Financial Statements for additional information regarding intangible assets. To assist in assessing the impact of a goodwill or intangible asset impairment charge at September 30, 2007, we have $792.6 million of goodwill and intangible assets. The impact of a 5% impairment charge would result in a reduction in pre-tax income of approximately $39.6 million.
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

	Year Ended		Year Ended		Year Ended
	September 30, 2007		September 30, 2006		September 30, 2005
Consolidated ($ in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage

Net revenue:
Acute care revenue	$1,399,343	75.6%	$1,219,474	75.0%	$1,170,483	76.8%
Premium revenue	450,641	24.4%	406,522	25.0%	353,244	23.2%

Total net revenue	1,849,984	100.0%	1,625,996	100.0%	1,523,727	100.0%

Costs and expenses:
Salaries and benefits	566,112	30.6%	470,171	28.9%	442,173	29.0%
Supplies	214,088	11.6%	187,799	11.5%	184,875	12.1%
Medical claims	372,075	20.1%	343,660	21.1%	302,204	19.8%
Other operating expenses	286,749	15.5%	246,325	15.2%	211,698	13.9%
Provision for bad debts	142,708	7.7%	141,774	8.7%	133,870	8.8%
Rentals and leases	35,987	1.9%	34,956	2.2%	32,750	2.1%
Interest expense, net	73,754	4.0%	69,687	4.3%	66,002	4.4%
Depreciation and amortization	77,701	4.2%	71,925	4.4%	71,037	4.7%
Management fees	4,746	0.3%	4,189	0.3%	3,791	0.3%
Hurricane-related expenses	—	—	—	—	4,762	0.3%
Loss on extinguishment of debt	6,229	0.3%	—	—	—	—
Business interruption insurance recoveries	(3,443)	(0.2)%	(8,974)	(0.6)%	—	—

Total costs and expenses	1,776,706	96.0%	1,561,512	96.0%	1,453,162	95.4%

Earnings before gain (loss) on disposal of assets, minority interests and income taxes	73,278	4.0%	64,484	4.0%	70,565	4.6%

Gain (loss) on disposal of assets, net	(1,364)	(0.1)%	899	0.0%	(231)	0.0%
Minority interests	(3,988)	(0.2)%	(3,546)	(0.2)%	(2,891)	(0.2)%

Earnings before income taxes	67,926	3.7%	61,837	3.8%	67,443	4.4%

Income tax expense	26,322	1.4%	22,288	1.4%	26,851	1.7%

Net earnings	$41,604	2.3%	$39,549	2.4%	$40,592	2.7%

	Year Ended		Year Ended		Year Ended
	September 30, 2007		September 30, 2006		September 30, 2005
Acute Care ($ in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage

Net revenue:
Acute care revenue	$1,399,343	99.2%	$1,219,474	99.1%	$1,170,483	99.3%
Revenue between segments	11,970	0.8%	10,857	0.9%	8,475	0.7%

Total net revenue (1)	1,411,313	100.0%	1,230,331	100.0%	1,178,958	100.0%

Costs and expenses:
Salaries and benefits	551,309	39.1%	457,540	37.2%	431,609	36.6%
Supplies	213,803	15.1%	187,515	15.2%	184,676	15.7%
Other operating expenses	271,653	19.2%	233,041	18.9%	200,411	17.0%
Provision for bad debts	142,708	10.1%	141,774	11.5%	133,870	11.4%
Rentals and leases	34,825	2.5%	33,874	2.8%	31,849	2.7%
Interest expense, net	73,754	5.2%	69,687	5.7%	66,002	5.6%
Depreciation and amortization	74,141	5.3%	68,539	5.6%	67,840	5.7%
Management fees	4,746	0.3%	4,189	0.3%	3,791	0.3%
Hurricane-related expenses	—	—	—	—	4,762	0.4%
Loss on extinguishment of debt	6,229	0.4%	—	—	—	—
Business interruption insurance recoveries	(3,443)	(0.2)%	(8,974)	(0.7)%	—	—

Total costs and expenses	1,369,725	97.0%	1,187,185	96.5%	1,124,810	95.4%

Earnings before gain (loss) on disposal of assets, minority interests and income taxes	41,588	3.0%	43,146	3.5%	54,148	4.6%

Gain (loss) on disposal of assets, net	(1,364)	(0.1)%	953	0.1%	(231)	0.0%
Minority interests	(3,988)	(0.3)%	(3,546)	(0.3)%	(2,891)	(0.3)%

Earnings before income taxes	$36,236	2.6%	$40,553	3.3%	$51,026	4.3%

(1)	Revenue between segments is eliminated in our consolidated results.

	Year Ended		Year Ended		Year Ended
	September 30, 2007		September 30, 2006		September 30, 2005
Health Choice ($ in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage

Premium revenue	$450,641	100.0%	$406,522	100.0%	$353,244	100.0%

Costs and expenses:
Salaries and benefits	14,803	3.3%	12,631	3.1%	10,564	3.0%
Supplies	285	0.1%	284	0.1%	199	0.1%
Medical claims (1)	384,045	85.2%	354,517	87.2%	310,679	88.0%
Other operating expenses	15,096	3.3%	13,284	3.3%	11,287	3.2%
Rentals and leases	1,162	0.3%	1,082	0.3%	901	0.2%
Depreciation and amortization	3,560	0.8%	3,386	0.8%	3,197	0.9%

Total costs and expenses	418,951	93.0%	385,184	94.8%	336,827	95.4%

Earnings before loss on disposal of assets	31,690	7.0%	21,338	5.2%	16,417	4.6%
Loss of disposal of assets, net	—	—	(54)	0.0%	—	—

Earnings before income taxes	$31,690	7.0%	$21,284	5.2%	$16,417	4.6%

(1)	Medical claims paid to our hospitals of $12.0 million, $10.9 million and $8.5 million for the years ended September 30, 2007, 2006 and 2005, respectively, are eliminated in our consolidated results.

Supplemental Non-GAAP Disclosures
     During the third quarter of fiscal 2006, we implemented an uninsured discount program offering discounts to all uninsured patients receiving healthcare services who do not qualify for assistance under state Medicaid, other federal or state assistance plans or charity care. The results of operations for the years ended September 30, 2007 and 2006, adjusted for the impact of the uninsured discount program are as follows:

	Operating Measures Adjusted for Comparative Analysis
	(in thousands, except for statistical measures)
	Year Ended September 30, 2007
			Non-GAAP
	GAAP	Uninsured	Adjusted	GAAP %	Non-GAAP %
	Amounts	Discounts (1)	Amounts (2)	of Revenue	of Revenue (2)
Acute Care Segment

Net revenue(3)	$1,411,313	$52,956	$1,464,269	100.0%	100.0%

Salaries and benefits	551,309	—	551,309	39.1	37.7
Supplies	213,803	—	213,803	15.1	14.6
Other operating expenses	271,653	—	271,653	19.2	18.6
Provision for bad debts	142,708	52,956	195,664	10.1	13.4
Rentals and leases	34,825	—	34,825	2.5	2.4

Net patient revenue per adjusted admission	$8,754	$335	$9,089
Percentage change from prior year	5.2%		7.4%

Same-Facility(4)

Net revenue(3)	$1,332,257	$50,552	$1,382,809

Net patient revenue per adjusted admission	$8,846	$341	$9,187
Percentage change from prior year	6.3%		8.5%

	Year Ended September 30, 2006
			Non-GAAP
		Uninsured	Adjusted	GAAP %	Non-GAAP %
	GAAP Amounts	Discounts (1)	Amounts (2)	of Revenue	of Revenue (2)
Acute Care Segment

Net revenue(3)	$1,230,331	$20,306	$1,250,637	100.0%	100.0%

Salaries and benefits	457,540	—	457,540	37.2	36.6
Supplies	187,515	—	187,515	15.2	15.0
Other operating expenses	233,041	—	233,041	18.9	18.6
Provision for bad debts	141,774	20,306	162,080	11.5	13.0
Rentals and leases	33,874	—	33,874	2.8	2.7

Net patient revenue per adjusted admission	$8,325	$140	$8,465
Percentage change from prior year	4.8%		6.5%

(1)	Includes the impact of discounts provided to uninsured patients for the period. In the acute care segment, we recorded $53.0 million and $20.3 million of uninsured discounts during the years ended September 30, 2007 and 2006, respectively.

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

(3)	Acute care revenue represents total net revenue of the segment prior to the elimination of revenue between segments

(4)	Includes the effect of the Alliance acquisition completed on May 31, 2007. Upon acquisition, Alliance was immediately merged into Odessa Regional Hospital to form Odessa Regional Medical Center.
Years Ended September 30, 2007 and 2006
     Net revenue — Net revenue for the year ended September 30, 2007 was $1.8 billion, an increase of $224.0 million or 13.8%, compared with $1.6 billion in the prior year. The increase in net revenue was a combination of an increase of $179.9 million in net revenue from hospital operations, which we refer to as our acute care service segment in our financial statements, and an increase of $44.1 million in premium revenue from Health Choice.
     Our uninsured discount program, which became effective during the third quarter of fiscal 2006, resulted in $53.0 million in discounts being provided to uninsured patients during the year ended September 30, 2007, compared with $20.3 million in the prior year. The discounts to the uninsured had the effect of reducing acute care revenue and the provision for bad debts by generally corresponding amounts. The reduction of acute care revenue resulted in an increase in expenses as a percentage of acute care revenue, other than the provision for bad debts, compared to what they would have been if the uninsured discount program had not been implemented.
     Before eliminations, net revenue from our hospital operations for the year ended September 30, 2007 was $1.4 billion, an increase of $181.0 million or 14.7%, compared with $1.2 billion in the prior year. Excluding the impact of uninsured discounts, net revenue from our hospital operations increased 17.1% over the prior year. For the year ended September 30, 2007, hospitals and other healthcare entities owned by us received approximately $12.0 million in net revenue from Health Choice, compared with $10.9 million for the prior year. This net revenue was eliminated in our consolidated results.
     Admissions and adjusted admissions increased 10.9% and 9.3%, respectively, for the year ended September 30, 2007, compared with the prior year. Net patient revenue per adjusted admission increased 5.2% for the year ended September 30, 2007, compared with the prior year. Excluding the impact of uninsured discounts, net patient revenue per adjusted admission increased 7.4%, compared with the prior year. On a same facility basis, excluding the impact of uninsured discounts, net revenue from our hospital operations increased 10.6%, compared with the prior year. This growth was driven by an increase in same-facility, which includes the effect of the Alliance acquisition, net patient revenue per adjusted admission of 8.5% and an increase in same-facility admissions and adjusted admissions of 3.1% and 2.3%, respectively, compared with the prior year. Net adjustments to estimated third-party payor settlements, also known as prior year contractuals, resulted in an increase in net revenue of $487,000 and $413,000 for the years ended September 30, 2007 and 2006, respectively.
     After adjusting for the uninsured discounts, same-facility pricing improvements during the year ended September 30, 2007, were attributable to: (i) mid-single digit increases in managed care reimbursement rates; (ii) an increase in overall acuity, including a shift in our patient service mix to more inpatient procedures, as evidenced by the increase in admissions compared to adjusted admissions; and (iii) increases in supplemental Medicaid reimbursement. A significant portion of our revenue growth has come from increases in inpatient services such as obstetrics, neonatology, cardiology, psychiatric and inpatient rehabilitation. Additionally, growth in inpatient and outpatient surgery volume has contributed to the increase in acute care revenue.
     Premium revenue from Health Choice was $450.6 million for the year ended September 30, 2007, an increase of $44.1 million or 10.9%, compared with $406.5 million in the prior year. The increase in premium revenue was primarily the result of increases in capitation payment rates, increased membership in our Medicaid product line and four quarters of premium revenue related to the MAPD SNP, compared with three quarters of premium revenue in the prior year.
     Salaries and benefits — Salaries and benefits expense from our hospital operations for the year ended September 30, 2007 was $551.3 million, or 39.1% of acute care revenue, compared to $457.5 million, or 37.2% of acute care revenue in the prior year. Excluding the impact of uninsured discounts, salaries and benefits as a percentage of acute care revenue would have been 37.7% for the year ended September 30, 2007, compared with 36.6% in the prior year. Pre-opening labor-related costs incurred at Mountain Vista Medical Center, the implementation of an employment strategy for physicians in certain markets, primarily our Utah market, and $3.1 million in special compensation payments made in connection with our refinancing and recapitalization transaction have contributed to the increase in salaries and benefits as a percentage of acute care revenue compared with the prior year.
     Supplies — Supplies expense from our hospital operations was $213.8 million, or 15.1% of acute care revenue, for the year ended September 30, 2007. Excluding the impact of uninsured discounts, supplies expense would have been 14.6% of acute care revenue for the year ended September 30, 2007, compared with 15.0% in the prior year. The decrease in supply cost as a percentage of acute care revenue was primarily driven by leveraging our growth in acute care revenue, continued focus on contract compliance under our group purchasing organization and managing pharmacy costs. In addition, growth in lower supply utilization services, such as obstetrics, inpatient psychiatric and inpatient rehabilitation, has contributed to the decline in supplies as a percentage of acute care revenue.
     Medical claims — Medical claims expense before eliminations for Health Choice increased $29.5 million to $384.0 million for the year ended September 30, 2007, compared with $354.5 million in the prior year. Medical claims expense represents the amounts paid by Health Choice for health care services provided to its members. Medical claims expense as a percentage of premium revenue was 85.2% for the year ended September 30, 2007, compared with 87.2% in the prior year. The improvement in medical claims expense as a percentage of premium revenue is driven by: (i) more favorable claims experience under both the Medicaid and MAPD SNP service lines; (ii) leveraging medical costs against an increase in premium revenue generated by increases in Medicaid enrollees and capitation premiums; and (iii) managing costs, including pharmacy, dental, outpatient and physician expenses. Additionally, the medical claims expense ratio under the SNP is currently more favorable than the traditional Medicaid business.
     Other operating expenses — Other operating expenses from our hospital operations for the year ended September 30, 2007 were $271.7 million, or 19.2% of acute care revenue, compared with $233.0 million, or 18.9% of acute care revenue in the prior year. Excluding the impact of uninsured discounts, other operating expenses as a percentage of acute care revenue would have been 18.6% for the year ended September 30, 2007, which is consistent with the prior year. Included in other operating expenses are additional professional fees resulting from the participation by our Texas hospitals in the supplemental Medicaid reimbursement program. Along with a reduction in purchased services, the impact of these fees was partially offset by a $6.6 million reduction in professional and general liability expenses due to changes in prior years’ actuarial estimates. In addition, other operating expenses for the years ended September 30, 2007 and 2006, include approximately $10.5 million and $8.7 million, respectively, in qui tam related legal fees and other expenses.
     Provision for bad debts — Provision for bad debts for our hospital operations for the year ended September 30, 2007 was $142.7 million, or 10.1% of acute care revenue, compared with $141.8 million, or 11.5% of acute care revenue in the prior year. Excluding the impact of uninsured discounts, the provision for bad debts as a percentage of acute care revenue would have been 13.4% for the year ended September 30, 2007, compared with 13.0% in the prior year. We continue to experience an increase in self-pay revenue and volume, as well as increases in the amount of co-payments and deuctibles passed on by employers to employees. On a same-facility basis, self-pay admissions as a percentage of total admissions increased to 5.1% during the year ended September 30, 2007, compared with 4.6% in the prior year. These trends continue to be the main driver behind the increase in our provision for bad debts.
     Interest expense, net — Interest expense, net of interest income, for the year ended September 30, 2007 was $73.8 million, compared with $69.7 million in the prior year. This increase of $4.1 million was primarily due to an increase in our outstanding debt resulting from the refinancing and recapitalization transaction completed in the third quarter of fiscal 2007, borrowings under our senior secured credit facilities, and an increase in interest rates during the year. Borrowings under our senior secured credit facilities are subject to interest at variable rates. The weighted average interest rate of outstanding borrowings under the senior secured credit facilities was approximately 7.5% for the year ended September 30, 2007, compared to 7.0% in the prior year.
     Depreciation and amortization — Depreciation and amortization expense for the year ended September 30, 2007 was $77.7 million, compared with $71.9 million in the prior year. The increase of $5.8 million was primarily the result of incremental depreciation expense on additions to property and equipment during the period, including depreciation on property and equipment placed in service at Mountain Vista Medical Center, partially offset by a reduction related to fully depreciated assets.
     Income tax expense — We recorded a provision for income taxes of $26.3 million, resulting in an effective tax rate of 38.8%, for the year ended September 30, 2007, compared with $22.3 million, for an effective tax rate of 36.0% in the prior year. The increase in our effective tax rate was primarily the result of the implementation of new tax laws in the state of Texas.
     Net earnings — Net earnings increased $2.1 million to $41.6 million for the year ended September 30, 2007, compared with $39.5 million in the prior year. Included in net earnings for the year ended September 30, 2007, was a $6.2 million loss on extinguishment of debt and $3.1 million in special compensation payments incurred in connection with the refinancing and recapitalization transactions. Pre-opening and start-up losses at Mountain Vista Medical Center of $8.6 million and $642,000 were included in the years ended September 30, 3007 and 2006, respectively. Additionally, the years ended September 30, 2007 and 2006 include $3.4 million and $9.0 million, respectively, of business interruption insurance recoveries received in connection with the temporary closure and disruption of operations at The Medical Center of Southeast Texas, as a result of Hurricane Rita in 2005.
Years Ended September 30, 2006 and 2005
     Net revenue — Net revenue for the year ended September 30, 2006 was $1.6 billion, an increase of $102.3 million or 6.7%, compared with $1.5 billion in the prior year. The increase in net revenue was a combination of an increase of $49.0 million in net revenue from hospital operations, which we refer to as our acute care service segment in our financial statements, and an increase of $53.3 million in premium revenue from Health Choice.
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
     Before eliminations, net revenue from our hospital operations for the year ended September 30, 2006 was $1.2 billion, an increase of $51.4 million or 4.4%, over the prior year. Excluding the impact of the $20.3 million in uninsured discounts, net revenue from our hospital operations increased 6.1%, compared with the prior year. For the year ended September 30, 2006, hospitals and other healthcare entities owned by us received approximately $10.9 million in net revenue from Health Choice, compared with $8.5 million in the prior year. This net revenue was eliminated in our consolidated results.
     Net patient revenue per adjusted admission increased 4.8% for the year ended September 30, 2006, compared with the prior year. Excluding the impact of uninsured discounts, net patient revenue per adjusted admission increased 6.5%, compare with the prior year, due primarily to increases in managed care and Medicare rates. Pricing improvements in the year ended September 30, 2006 was partially affected by changes in patient mix and a decline in higher acuity inpatient services such as cardiovascular surgery, orthopedic and bariatric cases. During the year ended September 30, 2006, we experienced a decline in our Medicare revenue mix, partially attributable to a shift from traditional Medicare to managed Medicare products, coupled with an increase in Medicaid and self-pay as compared with the prior year. Net adjustments to estimated third-party payor settlements, also known as prior year contractuals, resulted in an increase in net revenue of $433,000 for the year ended September 30, 2006, compared to an increase of $2.1 million in the prior year.

     Premium revenue from Health Choice was $406.5 million for the year ended September 30, 2006, an increase of $53.3 million or 15.1%, compared with $353.2 million in the prior year. The increase in premium revenue was primarily the result of the implementation of the MAPD SNP at Health Choice on January 1, 2006. The MAPD SNP resulted in additional covered lives of approximately 3,900, which generated premium revenue of $37.3 million for the year ended September 30, 2006. In addition, annual capitation payment rate increases of 5.0% to 6.0% for the Medicaid business also contributed to the increase in net revenue during the year ended September 30, 2006.
     Salaries and benefits — Salaries and benefits expense from our hospital operations for the year ended September 30, 2006 was $457.5 million, or 37.2% of acute care revenue, compared with $431.6 million, or 36.6% of acute care revenue in the prior year. Excluding the impact of uninsured discounts, salaries and benefits as a percentage of acute care revenue would have been 36.6% for the year ended September 30, 2006, which is consistent with the prior year.
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
     Medical claims — Medical claims expense before eliminations for Health Choice increased $43.8 million to $354.5 million for the year ended September 30, 2006, compared with $310.7 million in the prior year. Medical claims expense represents the amounts paid by Health Choice for health care services provided to its members. Medical claims expense as a percentage of premium revenue was 87.2% for the year ended September 30, 2006, compared with 88.0% in the prior year. The improvement in medical claims expense was primarily the result of improvements in pharmacy, dental and outpatient costs. Additionally, the medical claims expense ratio under the SNP is currently more favorable than the traditional Medicaid business.
     Other operating expenses — Other operating expenses from our hospital operations for the year ended September 30, 2006 were $233.0 million, or 18.9% of acute care revenue, compared with $200.4 million, or 17.0% of acute care revenue in the prior year. Excluding the impact of uninsured discounts, other operating expenses as a percentage of acute care revenue would have been 18.6% for the year ended September 30, 2006. A portion of the 1.6% increase as a percentage of acute care revenue was due to the continued incurrence of fixed costs at The Medical Center of Southeast Texas during its temporary closure. In addition, during the year ended September 30, 2006, we experienced increases in legal fees, professional fees, physician recruiting costs and utilities expense. During the year ended September 30, 2006, we incurred $8.7 million in qui tam related legal fees and other expenses. Additionally, professional fees have risen as a result of increases in physician call and anesthesia coverage costs in certain markets. Also contributing to the overall increase in other operating expenses is utility costs, which have increased approximately 17.4%, compared with the prior year.
     Provision for bad debts — Provision for bad debts for our hospital operations for the year ended September 30, 2006 was $141.8 million, or 11.5% of acute care revenue, compared with $133.9 million, or 11.4% of acute care revenue in the prior year. Excluding the impact of uninsured discounts, the provision for bad debts as a percentage of acute care revenue would have been 13.0% for the year ended September 30, 2006. We continue to experience an increase in the volume of uninsured patients through our emergency rooms, which increased 4.1% for the year ended September 30, 2006, compared with the prior year. This trend of uninsured volume through our emergency rooms continues to be the main driver behind the increase in our provision for bad debts and charity care.
     Interest expense, net — Interest expense, net of interest income, for the year ended September 30, 2006 was $69.7 million, compared with $66.0 million in the prior year. This increase of $3.7 million was primarily due to an increase in interest rates, offset by a $2.8 million decrease in the amortization of loan costs for the year ended September 30, 2006, when compared with the prior year. Borrowings under our senior secured credit facilities are subject to interest at variable rates. The weighted average interest rate of outstanding borrowings under the senior secured credit facilities was approximately 7.0% for the year ended September 30, 2006, compared with 5.0% for the prior year.
     Depreciation and amortization — Depreciation and amortization expense for the year ended September 30, 2006 was $71.9 million, compared with $71.0 million in the prior year. The increase of $900,000 was primarily the result of incremental depreciation expense on additions to property and equipment during the period, partially offset by a reduction in depreciation expense related to fully depreciated assets. These additions are the result of the implementation of our operating strategy, pursuant to which we have made substantial investments in our existing facilities.
     Income tax expense — We recorded a provision for income taxes of $22.3 million, resulting in an effective tax rate of 36.0%, for the year ended September 30, 2006, compared with $26.9 million, for an effective tax rate of 39.8% in the prior year. The decline in our effective tax rate was due to federal tax credits we expect to receive as a result of Hurricane Rita, a change in Texas law that caused a decrease in previously recorded deferred tax liabilities, and a decrease in our effective state income tax rate.
     Net earnings — Net earnings decreased $1.1 million to $39.5 million for the year ended September 30, 2006, compared with $40.6 million in the prior year. Net earnings for the year ended September 30, 2006 include $9.0 million of business interruption insurance recoveries received in connection with the temporary closure and disruption of operations at The Medical Center of Southeast Texas, as a result of Hurricane Rita. Net earnings for the year ended September 30, 2005 include $4.8 million in hurricane-related expenses related primarily to property damage at The Medical Center of Southeast Texas, as a result of Hurricane Rita in September 2005.
Summary of Operations by Quarter
     The following table presents unaudited quarterly operating results for the years ended September 30, 2007 and 2006. We believe that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the consolidated financial statements. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

	Quarter Ended
	Sept. 30,	June 30,	March 31,	Dec. 31,
	2007(1)	2007(2)	2007(3)	2006
	(in thousands)
Net revenue	$489,823	$470,625	$472,702	$416,834
Earnings before income taxes	13,038	9,412	28,231	17,244
Net earnings	7,758	6,308	16,955	10,583

	Quarter Ended
	Sept. 30,	June 30	March 31,	Dec. 31,
	2006(4)	2006(5)	2006(6)	2005
	(in thousands)
Net revenue	$407,600	$420,963	$417,968	$379,465
Earnings before income taxes	15,587	25,364	18,927	1,962
Net earnings	11,054	15,912	11,423	1,162

(1)	Results for the quarter ended September 30, 2007 include a $2.9 million and a $392,000 reduction in prior year estimates for professional and general liability losses and workers’ compensation claims, respectively, as a result of our semi-annual actuarial studies.

(2)	Results for the quarter ended June 30, 2007 include $1.5 million in business interruption insurance recoveries and $6.2 million in loss on extinguishment of debt.

(3)	Results for the quarter ended March 31, 2007 include a $3.8 million and a $648,000 reduction in prior year estimates for professional and general liability losses and workers’ compensation claims, respectively, as a result of our semi-annual actuarial studies.

(4)	Results for the quarter ended September 30, 2006 include $654,000 in business interruption insurance recoveries. Also included is a $3.5 million increase in prior year estimates for professional and general liability losses and a $3.1 million reduction in prior year estimates for workers’ compensation claims as a result of our semi-annual actuarial studies.

(5)	Results for the quarter ended June 30, 2006 include $8.3 million in business interruption insurance recoveries.

(6)	Results for the quarter ended March 31, 2006 include a $2.9 million and a $228,000 reduction in prior year estimates for professional and general liability losses and workers’ compensation claims, respectively, as a result of our semi-annual actuarial studies.
LIQUIDITY AND CAPITAL RESOURCES
     We rely on cash generated from our internal operations as our primary source of liquidity, as well as available credit facilities, project and bank financings and the issuance of long-term debt. From time to time, we have also utilized operating lease transactions that are sometimes referred to as off-balance sheet arrangements. We expect that our future funding for working capital needs, capital expenditures, long-term debt repayments and other financing activities will continue to be provided from some or all of these sources. Each of our existing and projected sources of cash is impacted by operational and financial risks that influence the overall amount of cash generated and the capital available to us. For example, cash generated by our business operations may be impacted by, among other things, economic downturns, weather-related catastrophes and adverse industry conditions. Our future liquidity will be impacted by our ability to access capital markets, which may be restricted due to our credit ratings, general market conditions, and by existing or future debt agreements. For a further discussion of risks that can impact our liquidity, see Item 1A, “Risk Factors,” beginning on page 24.
     Under our senior secured credit facilities existing at September 30, 2007, we had available liquidity as follows (in millions):

Available cash	$—
Available capacity under our senior secured revolving credit facility	220.9
Available capacity under our senior secured delayed draw term loan	39.0

Net available liquidity at September 30, 2007	$259.9

     In addition to our available liquidity, we expect to generate significant operating cash flow in fiscal 2008. We will also utilize proceeds from our financing activities as needed.
     On April 27, 2007, we completed the refinancing of our existing bank credit facility to provide for $854.0 million in new senior secured credit facilities. The $854.0 million senior secured credit facilities include: (i) a senior secured term loan of $439.0 million; (ii) a senior secured delayed draw term loan of $150.0 million; (iii) a senior secured revolving credit facility of $225.0 million, which includes a $100.0 million sub-limit for letters of credit; and (iv) a senior secured synthetic letter of credit facility of $40.0 million.
     Our available capacity was increased under the new senior secured credit facilities. Proceeds from the new term loan were used to refinance amounts outstanding under our existing term loan, and to fund closing and other transaction costs incurred in connection with the financing. Funds borrowed under the delayed draw term loan have been used to fund completion of our new hospital, Mountain Vista Medical Center, and the acquisition of Alliance. We intend to use the remaining capacity available under the delayed draw term loan to fund capital projects and other general corporate purposes. Requirements under the related credit agreement stipulate that the delay draw term loan must be fully drawn by April 27, 2008.
     Effective as of January 31, 2007, we completed our acquisition of Glenwood located in West Monroe, Louisiana. The purchase price for the 237-bed hospital was approximately $81.0 million, subject to a final net working capital settlement with the seller. This transaction was funded with cash on hand and $40.0 million drawn against our revolving credit facility. Amounts borrowed under the revolving credit facility to fund this acquisition were repaid from operating cash flows during the quarter ended March 31, 2007. Additionally, we plan to make capital expenditures on the hospital’s campus of approximately $30.0 million over the next four years, with approximately $10.0 million to $15.0 million projected to be spent in fiscal 2008.
     Effective as of May 31, 2007, we completed our acquisition of Alliance located in Odessa, Texas. The purchase price for the 50-bed hospital was $65.5 million, which is subject to a final net working capital settlement with the seller. The transaction was funded in part by $60.6 million from our new senior secured credit facilities, as well as units of limited partnership interest of Odessa Regional Hospital, LP, and the assumption of certain liabilities of Alliance. Upon acquisition, the operations of Alliance were immediately merged into Odessa Regional Hospital to form Odessa Regional Medical Center.
     At September 30, 2007, we had construction and other various projects in progress with an estimated cost to complete and equip over the next three years of approximately $99.9 million. During the year ended September 30, 2007, we began expansion projects at two of our Utah hospitals with projected costs totaling approximately $77.0 million to $82.0 million. As of September 30, 2007, we have spent approximately $5.4 million related to these projects. We plan to finance our proposed capital expenditures with borrowings under our new senior secured credit facilities, as well as with cash generated from operations, and other capital sources that may become available.
     Our growth strategy requires significant capital expenditures during fiscal 2008 and future years. We expect our capital expenditures for fiscal 2008 to be $210.0 million to $220.0 million, including the following significant expenditures:
•	$58.0 million to $62.0 million for the two patient tower expansions in Utah;

•	$67.0 million to $73.0 million for other growth and new business projects;

•	$65.0 million to $70.0 million in replacement or maintenance related projects at our hospitals; and

•	$15.0 million in hardware and software related costs in connection with the implementation of our advanced clinical information system, as well as other information systems projects.
     At September 30, 2007, amounts outstanding under our new senior secured credit facilities consisted of a $436.8 million term loan and $111.0 million under the delayed draw term loan. We also had $40.0 million and $4.1 million in letters of credit outstanding under the synthetic letter of credit facility and the revolving credit facility, respectively. In addition to amounts outstanding under the new senior secured credit facilities, we had $475.0 million aggregate principal amount of 8 3/4% senior subordinated notes due 2014 outstanding at September 30, 2007. For a further discussion of our debt arrangements, see the section below entitled “Debt Instruments.”
     Based upon our current level of operations and anticipated growth, we believe we have sufficient liquidity to meet our cash requirements over the short-term (next 12 months) and over the next three years. In evaluating the sufficiency of our liquidity for both the short-term and long-term, we considered the expected cash flow to be generated by our operations, cash on hand and the available borrowings under our senior secured credit facilities compared to our anticipated cash requirements for debt service, working capital, capital expenditures and the payment of taxes, as well as funding requirements for long-term liabilities. As a result of this evaluation, we believe that we will have sufficient liquidity for the next three years to fund the cash required for the payment of taxes and the capital expenditures required to maintain our facilities during this period of time. We are unable at this time to extend our evaluation of the sufficiency of our liquidity beyond three years. We cannot assure you, however, that our operating performance will generate sufficient cash flow from operations or that future borrowings will be available under our senior secured credit facilities, or otherwise, to enable us to grow our business, service our indebtedness, including the senior secured credit facilities and the 8 3/4% notes, or make anticipated capital expenditures. For more information, see Item 1A. “Risk Factors” beginning on page 24.
     One element of our business strategy is to selectively pursue acquisitions and strategic alliances in existing and new markets. Any acquisitions or strategic alliances may result in the incurrence of, or assumption by us, of additional indebtedness. We continually assess our capital needs and may seek additional financing, including debt or equity as considered necessary to fund capital expenditures and potential acquisitions or for other corporate purposes. Our future operating performance, ability to service or refinance our 8 3/4% notes and ability to service and extend or refinance the senior secured credit facilities will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. For more information, see Item 1A. “Risk Factors” beginning on page 24.
Overview of Cash Flow Activities for the Years Ended September 30, 2007 and 2006
     For the years ended September 30, 2007 and 2006, our cash flows are summarized as follows (in millions):

	2007	2006
Cash flows from operating activities	$126.3	$157.1
Cash flows from investing activities	(329.6)	(146.2)
Cash flows from financing activities	107.9	(4.6)

Operating Activities
     After completing our refinancing transaction on April 27, 2007, our primary sources of liquidity are cash flow provided by our operations, our senior secured revolving credit facility and our senior secured delayed draw term loan. At September 30, 2007, we had $75.5 million in net working capital, compared to $134.7 million at September 30, 2006. The decline in operating cash flow is primarily attributable to an increase in accounts receivable resulting from delays in Medicare collections as we awaited the receipt of our provider number tie-in notice at Glenwood, and delayed collections during the first two months of operation at our new hospital, Mountain Vista Medical Center, as we completed the process to finalize our provider number. We have finalized our provider numbers at both hospitals, and have subsequently began collection of the related accounts receivable. Net accounts receivable increased $65.8 million from $182.5 million at September 30, 2006 to $248.3 million at September 30, 2007, which includes the effect of the Glenwood and Alliance acquisitions, and the opening of Mountain Vista Medical Center. Our days revenue in accounts receivable at September 30, 2007 were 61, compared to 54 at September 30, 2006. Our same-facility days revenue in accounts receivable at September 30, 2007 were 54. As a result of opening Mountain Vista Medical Center, we expect working capital and cash flows from operating activities to continue to be negatively impacted during the start-up phase of operations at the new facility.
Investing Activities
     Investing activities used $329.6 million during the year ended September 30, 2007, including $81.0 million and $60.6 million associated with the acquisitions of Glenwood and Alliance, respectively.
     Capital expenditures for the year ended September 30, 2007, were approximately $195.4 million. Significant items included the following:
•	$94.9 million for the construction and equipping of Mountain Vista Medical Center;

•	$85.6 million for various expansion and renovation projects at our hospitals; and

•	$14.9 million in hardware and software related to our advanced clinicals and other information systems projects.
Financing Activities
     Financing activities provided net cash of $107.9 million during the year ended September 30, 2007. During the year ended September 30, 2007, we incurred net borrowings of $128.0 million. The refinancing of our senior secured credit facilities resulted in an increase in borrowings of $25.7 million, and the incurrence of $8.2 million in debt financing costs. Additionally, as part of the recapitalization transaction, we paid financing costs of $6.6 million, on behalf of our parent company, incurred in connection with IAS’ issuance of the $300.0 million Holdings Senior PIK Loans. Payment of the financing costs related to the Holdings Senior PIK Loans was reflected as a distribution to our parent company. Pursuant to the terms of our new senior secured credit facilities, as of September 30, 2007, we have borrowed $111.0 million under the delayed draw term loan and no amounts are outstanding under the revolving credit facility. Additionally, we repaid $4.1 million in capital leases and other debt during the year ended September 30, 2007.
Debt Instruments
     As of September 30, 2007, we had two separate debt arrangements:
•	$854.0 million in senior secured credit facilities; and

•	$475.0 million in 8 3/4% senior subordinated notes due 2014.
$854.0 Million Senior Secured Credit Facilities
     The new $854.0 million senior secured credit facilities include: (i) a senior secured term loan of $439.0 million; (ii) a senior secured delayed draw term loan of $150.0 million; (iii) a senior secured revolving credit facility of $225.0 million, with a $100.0 million sub-limit for letters of credit; and (iv) a senior secured synthetic letter of credit facility of $40.0 million. All facilities mature on March 15, 2014, except for the revolving credit facility, which matures on April 27, 2013. The term loans bear interest at an annual rate of LIBOR plus 2.00% or, at our option, the administrative agent’s base rate plus 1.00%. The revolving loans bear interest at an annual rate of LIBOR plus an applicable margin ranging from 1.25% to 1.75% or, at our option, the administrative agent’s base rate plus an applicable margin ranging from 0.25% to 0.75%, such rate in each case depending on our senior secured leverage ratio. A commitment fee ranging from 0.375% to 0.5% per annum times the undrawn portion of the senior secured revolving credit facility will accrue and will be payable in arrears.
     Principal under the new senior secured term loan is due in 24 consecutive equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount ($439.0 million) during the first six years thereof, with the balance payable in four equal installments in year seven. The senior secured delayed draw term loan is required to be fully drawn by April 27, 2008. Principal under the senior secured delayed draw term loan is due in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount ($150.0 million), beginning with the quarter ending September 30, 2008 and continuing until March 31, 2013, with the balance payable in four equal installments during the final year of the loan, year seven. Unless terminated earlier, the senior secured revolving credit facility has a single maturity of six years. The new senior secured credit facilities are also subject to mandatory prepayment under specific circumstances, including a portion of excess cash flow, a portion of the net proceeds from an initial public offering, asset sales, debt issuances and specified casualty events, each subject to various exceptions.
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
     At September 30, 2007, amounts outstanding under our new senior secured credit facilities consisted of a $436.8 million term loan and $111.0 million under the delayed draw term loan. We also had $40.0 million and $4.1 million in letters of credit outstanding under the synthetic letter of credit facility and the revolving credit facility, respectively. The weighted average interest rate of outstanding borrowings under our senior secured credit facilities was approximately 7.5% for the year ended September 30, 2007.
$475.0 Million 8 3/4% Senior Subordinated Notes Due 2014
     IASIS and its wholly-owned subsidiary, IASIS Capital Corporation, a holding company with no assets or operations, as issuers, have outstanding $475.0 million aggregate principal amount of 8 3/4% senior subordinated notes due 2014. Our 8 3/4% notes are general unsecured senior subordinated obligations of the issuers, are subordinated in right of payment to their existing and future senior debt, are pari passu in right of payment with any of their future senior subordinated debt and are senior in right of payment to any of their future subordinated debt. Our existing domestic subsidiaries, other than certain non-guarantor subsidiaries, which include Health Choice and our non-wholly owned subsidiaries, are guarantors of our 8 3/4% notes. Our 8 3/4% notes are effectively subordinated to all of the issuers’ and the guarantors’ secured debt to the extent of the value of the assets securing the debt and are structurally subordinated to all liabilities and commitments (including trade payables and capital lease obligations) of our subsidiaries that are not guarantors of our 8 3/4% notes. Our 8 3/4% notes require semi-annual interest payments.
$300.0 Million Holdings Senior PIK Loans
     On April 27, 2007, IAS borrowed $300.0 million in Holdings Senior PIK Loans, which mature June 15, 2014. Proceeds were used to repurchase certain preferred equity from the stockholders of IAS. The Holdings Senior PIK Loans bear interest at an annual rate equal to LIBOR plus 5.25%. The Holdings Senior PIK Loans rank behind our existing debt and will convert to cash-pay after five years, at which time accrued interest becomes payable. At September 30, 2007, the outstanding balance of the Holdings Senior PIK Loans was $313.9 million, which includes $13.9 million of interest that has accrued to the principal of these loans since the date of issuance.
Other
     As of September 30, 2007, we provided a performance guaranty in the form of a letter of credit in the amount of $20.6 million for the benefit of AHCCCS to support our obligations under the Health Choice contract to provide and pay for healthcare services. The amount of the performance guaranty is based in part upon the membership in the plan and the related capitation revenue paid to us. Additionally, Health Choice maintains a minimum cash balance of $5.0 million.
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
Tabular Disclosure of Contractual Obligations
     The following table reflects a summary of obligations and commitments outstanding including both the principal and interest portions of long-term debt and capital lease obligations at September 30, 2007.

	Payments Due By Period
	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 Years	Total
	(in millions)
Contractual Cash Obligations:
Long-term debt, with interest (1)	$90.3	$182.9	$179.5	$1,153.0	$1,605.7
Capital lease obligations, with interest	3.6	1.6	0.6	—	5.8
Medical claims	81.3	—	—	—	81.3
Operating leases	40.0	39.4	26.4	55.2	161.0
Estimated self-insurance liabilities	11.2	11.6	15.6	16.0	54.4
Purchase obligations	14.9	5.4	0.8	0.2	21.3

Subtotal	$241.3	$240.9	$222.9	$1,224.4	$1,929.5

	Amount of Commitment Expiration Per Period
	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 Years	Total
	(in millions)
Other Commitments:
Construction and improvement commitments	$81.3	$14.0	$—	$—	$95.3
Guarantees of surety bonds	0.5	—	—	—	0.5

	Amount of Commitment Expiration Per Period
	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 Years	Total
	(in millions)
Letters of credit	—	—	—	44.1	44.1
Minimum revenue guarantees	8.2	9.5	2.8	—	20.5
Other commitments	1.2	0.7	0.1	—	2.0

Subtotal	91.2	24.2	2.9	44.1	162.4

Total obligations and commitments	$332.5	$265.1	$225.8	$1,268.5	$2,091.9

(1)	We used 7.5%, the weighted average interest rate incurred on our senior secured credit facilities in fiscal 2007, which accrues actual interest at a variable rate. Actual interest will vary based on changes in interest rates.
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
RECENT ACCOUNTING PRONOUNCEMENTS
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of all tax positions accounted for in accordance with SFAS 109. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, and were adopted effective October 1, 2007. Earlier application is permitted in certain circumstances. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings or other appropriate components of equity for that fiscal year. We do not anticipate a material impact on our results of operations or financial position from applying FIN 48.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007. This statement provides a single definition of fair value, establishes a framework for measuring fair value, and expands disclosures concerning fair value measurements. We do not anticipate a material impact on our results of operations or financial position from the adoption of SFAS 157.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure certain financial instruments and other items at fair value at specified election dates. We have not yet determined the impact of adopting of SFAS 159.
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), and applies prospectively to business combinations for which the acquisition date is on or after fiscal years beginning December 15, 2008. This statement replaces SFAS No. 141, Business Combinations (“SFAS 141”). This statement establishes principles and requirements for recognition and measurement of items acquired during a business combination, as well as certain disclosure requirements in the financial statements. We have not yet determined the impact of adopting of SFAS 141(R).

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. At September 30, 2007, we had in place $854.0 million in senior secured credit facilities bearing interest at variable rates at specified margins above either the agent bank’s alternate base rate or the LIBOR rate. The senior secured credit facilities consisted of a $439.0 million, seven-year term loan, a $150.0 million senior secured delayed draw term loan, a $225.0 million, six-year senior secured revolving credit facility, and a $40.0 million senior secured synthetic letter of credit facility. Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates on our consolidated financial position, results of operations or cash flows would not be material. As of September 30, 2007, we had variable rate debt of approximately $547.8 million. Holding other variables constant, including levels of indebtedness, a 0.125% increase in interest rates would have had an estimated impact on pre-tax earnings and cash flows for the next twelve month period of $685,000. We have not taken any action to cover interest rate risk and are not a party to any interest rate market risk management activities.
     We have $475.0 million in senior subordinated notes due December 15, 2014, with interest payable semi-annually at the rate of 8 3/4% per annum. At September 30, 2007, the fair market value of the outstanding 8 3/4% notes was $480.9 million, based upon quoted market prices as of that date.

Item 8. Financial Statements and Supplementary Data
IASIS Healthcare LLC
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
To the Board of Directors of
IASIS Healthcare Corporation, sole member of IASIS Healthcare LLC
We have audited the accompanying consolidated balance sheets of IASIS Healthcare LLC as of September 30, 2007 and 2006, and the related consolidated statements of operations, member’s equity and cash flows for each of the years in the period ended September 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IASIS Healthcare LLC at September 30, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the years in the period ended September 30, 2007, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Nashville, Tennessee
December 10, 2007

IASIS HEALTHCARE LLC
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	September 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$—	$95,415
Accounts receivable, less allowance for doubtful accounts of $97,800 and $109,900 at September 30, 2007 and 2006, respectively	248,281	182,452
Inventories	43,697	34,299
Deferred income taxes	29,629	41,416
Prepaid expenses and other current assets	45,023	41,841

Total current assets	366,630	395,423

Property and equipment, net	980,437	727,048
Goodwill	756,593	756,479
Other intangible assets, net	36,000	39,000
Other assets, net	46,762	49,885

Total assets	$2,186,422	$1,967,835

LIABILITIES AND MEMBER’S EQUITY

Current liabilities:
Accounts payable	$98,488	$73,351
Salaries and benefits payable	40,124	29,082
Accrued interest payable	18,865	19,965
Medical claims payable	81,309	81,822
Other accrued expenses and other current liabilities	44,276	49,087
Current portion of long-term debt and capital lease obligations	8,036	7,432

Total current liabilities	291,098	260,739

Long-term debt and capital lease obligations	1,023,621	889,513
Deferred income taxes	93,402	81,179
Other long-term liabilities	50,831	47,611
Minority interest	35,956	32,297

Member’s Equity:
Member’s equity	691,514	656,496

Total liabilities and member’s equity	$2,186,422	$1,967,835

     See accompanying notes.

IASIS HEALTHCARE LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2007	2006	2005
Net revenue:
Acute care revenue	$1,399,343	$1,219,474	$1,170,483
Premium revenue	450,641	406,522	353,244

Total net revenue	1,849,984	1,625,996	1,523,727

Costs and expenses:
Salaries and benefits	566,112	470,171	442,173
Supplies	214,088	187,799	184,875
Medical claims	372,075	343,660	302,204
Other operating expenses	286,749	246,325	211,698
Provision for bad debts	142,708	141,774	133,870
Rentals and leases	35,987	34,956	32,750
Interest expense, net	73,754	69,687	66,002
Depreciation and amortization	77,701	71,925	71,037
Management fees	4,746	4,189	3,791
Hurricane-related expenses	—	—	4,762
Loss on extinguishment of debt	6,229	—	—
Business interruption insurance recoveries	(3,443)	(8,974)	—

Total costs and expenses	1,776,706	1,561,512	1,453,162

Earnings before gain (loss) on disposal of assets, minority interests and income taxes	73,278	64,484	70,565
Gain (loss) on disposal of assets, net	(1,364)	899	(231)
Minority interests	(3,988)	(3,546)	(2,891)

Earnings before income taxes	67,926	61,837	67,443
Income tax expense	26,322	22,288	26,851

Net earnings	$41,604	$39,549	$40,592

See accompanying notes.

IASIS HEALTHCARE LLC
CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY
(In thousands, except share amounts)

Member’s
Equity
Balance at September 30, 2004	$573,705
Purchase price consideration for vested rollover options	2,650
Net earnings	40,592

Balance at September 30, 2005	$616,947
Net earnings	39,549

Balance at September 30, 2006	$656,496
Distribution to parent for debt financing costs	(6,586)
Net earnings	41,604

Balance at September 30, 2007	$691,514

See accompanying notes.

IASIS HEALTHCARE LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2007	2006	2005
Cash flows from operating activities:
Net earnings	$41,604	$39,549	$40,592
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	77,701	71,925	71,037
Amortization of loan costs	2,942	2,960	5,789
Minority interests	3,988	3,546	2,891
Deferred income taxes	24,245	21,002	25,600
Loss (gain) on disposal of assets, net	1,364	(899)	231
Hurricane-related expenses	—	—	4,762
Loss on extinguishment of debt	5,091	—	—
Changes in operating assets and liabilities, net of the effect of acquisitions:
Accounts receivable, net	(49,480)	(15,996)	(1,176)
Inventories, prepaid expenses and other current assets	(5,641)	(16,566)	(7,556)
Accounts payable, other accrued expenses and other accrued liabilities	24,520	51,623	6,983

Net cash provided by operating activities	126,334	157,144	149,153

Cash flows from investing activities:
Purchases of property and equipment	(195,393)	(146,928)	(142,368)
Cash paid for acquisitions	(141,585)	—	(1,359)
Investment in joint venture	—	—	(3,732)
Proceeds from sale of assets	1,026	147	—
Change in other assets	6,314	598	(4,275)

Net cash used in investing activities	(329,638)	(146,183)	(151,734)

Cash flows from financing activities:
Payment of debt and capital lease obligations	(650,780)	(7,863)	(10,849)
Proceeds from debt borrowings	778,800	—	2,274
Debt financing costs incurred	(8,200)	—	(487)
Distribution to parent for debt financing costs	(6,586)	—	—
Distribution of minority interests	(4,850)	(2,507)	(4,092)
Proceeds received from sale of (costs paid for) partnership interests	(495)	5,727	6,027

Net cash provided by (used in) financing activities	107,889	(4,643)	(7,127)

Increase (decrease) in cash and cash equivalents	(95,415)	6,318	(9,708)
Cash and cash equivalents at beginning of period	95,415	89,097	98,805

Cash and cash equivalents at end of period	$—	$95,415	$89,097

Supplemental disclosure of cash flow information:
Cash paid for interest	$80,647	$72,271	$61,363

Cash paid for income taxes, net	$7,710	$1,082	$2,421

Cash paid in loss on extinguishment of debt	$1,138	$—	$—

IASIS HEALTHCARE LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands)

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2007	2006	2005
Supplemental schedule of noncash investing and financing activities:
Capital lease obligations resulting from acquisitions	$5,037	$—	$—

Property and equipment in accounts payable	$6,401	$14,546	$7,449

Partnership interests issued for acquisition	$3,517	$—	$—

See accompanying notes.

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION AND BASIS OF PRESENTATION
     IASIS Healthcare LLC (“IASIS”) owns and operates medium-sized acute care hospitals in high-growth urban and suburban markets. At September 30, 2007, the Company owned or leased 16 acute care hospital facilities and one behavioral health hospital, with a total of 2,691 beds in service, located in six regions:
•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	Tampa-St. Petersburg, Florida;

•	three cities in Texas, including San Antonio;

•	Las Vegas, Nevada; and

•	West Monroe, Louisiana.
     On July 23, 2007, the Company opened Mountain Vista Medical Center, a new 178-bed hospital located in Mesa, Arizona.
     The Company also owns and operates a Medicaid and Medicare managed health plan in Phoenix called Health Choice Arizona, Inc. (“Health Choice” or the “Plan”).
     The preparation of the financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the accompanying audited consolidated financial statements and notes. Actual results could differ from those estimates.
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
     The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include the IASIS corporate office costs, which were $55.0 million, $43.4 million and $41.1 million, for the years ended September 30, 2007, 2006 and 2005, respectively.
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
     During the third quarter of fiscal 2006, the Company implemented an uninsured discount program offering discounts to all uninsured patients receiving healthcare services who do not qualify for assistance under state Medicaid, other federal or state assistance plans or charity care. Since implementing the program, the Company has provided uninsured discounts totaling $53.0 million and $20.3 million for the years ended September 30, 2007 and 2006, respectively. These discounts to the uninsured had the effect of reducing acute care revenue and the provision for bad debts by generally corresponding amounts.
     Net patient revenue is reported at the estimated net realizable amounts from third-party payors and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with third-party payors. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
are adjusted, if necessary, in future periods when final settlements are determined. Net adjustments to estimated third-party payor settlements (“prior year contractuals”) resulted in an increase in net revenue of $487,000, $413,000 and $2.1 million, for the years ended September 30, 2007, 2006 and 2005, respectively.
     In the ordinary course of business, the Company provides care without charge to patients who are financially unable to pay for the healthcare services they receive. Because the Company does not pursue collection of amounts determined to qualify as charity care, they are not reported in net revenue. The Company currently records revenue deductions for patient accounts that meet its guidelines for charity care. The Company has traditionally provided charity care to patients with income levels below 200% of the federal property level and will continue this practice. In fiscal year 2005, the Company expanded its charity care policy to cover uninsured patients with incomes above 200% of the federal poverty level. Under the expanded program, a sliding scale of reduced rates is offered to uninsured patients at all of the Company’s hospitals, who are not covered through federal, state or private insurance, with incomes between 200% and 400% of the federal poverty level. Charity care deductions for the years ended September 30, 2007, 2006 and 2005 were $31.3 million, $36.7 million and $30.2 million, respectively.
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
     Health Choice’s contract with AHCCCS expires September 30, 2008. The contract is terminable without cause on 90 days’ written notice or for cause upon written notice if the Company fails to comply with any term or condition of the contract or fails to take corrective action as required to comply with the terms of the contract. Additionally, AHCCCS can terminate the contract in the event of the unavailability of state or federal funding. The Company intends to bid for a new contract for future periods. The Company is in the process of preparing for the AHCCCS bidding process, which is expected to begin in February 2008. The Company anticipates contracts will be awarded by AHCCCS in May 2008.
     On October 19, 2005, the Centers for Medicare and Medicaid Services (“CMS”) awarded Health Choice a contract to become a Medicare Advantage Prescription Drug (“MAPD”) Special Needs Plan (“SNP”). Effective January 1, 2006, Health Choice began providing coverage as a MAPD SNP provider pursuant to the contract with CMS. The SNP allows Health Choice to offer Medicare and Part D drug benefit coverage for new and existing dual-eligible members, or those that are eligible for Medicare and Medicaid. The contract with CMS, which expires on December 31, 2008, includes successive one-year renewal options at the discretion of CMS and is terminable without cause on 90 days’ written notice or for cause upon written notice if the Company fails to comply with any term or condition of the contract or fails to take corrective action as required to comply with the terms of the contract.
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
     The Plan receives reinsurance and other supplemental payments from AHCCCS for healthcare costs that exceed stated amounts at a rate ranging from 75% to 100% of qualified healthcare costs in excess of stated levels of up to $50,000 per claim, depending on the eligibility classification of the member. Qualified costs must be incurred during the contract year and are the lesser of the amount paid by the Plan or the AHCCCS fee schedule. Reinsurance recoveries are recognized under the contract with AHCCCS when healthcare costs exceed stated amounts as provided under the contract, including estimates of such costs at the end of each accounting period.

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Accounts Receivable
     The Company receives payments for services rendered from federal and state agencies (under the Medicare, Medicaid and TRICARE programs), managed care health plans, commercial insurance companies, employers and patients. During the years ended September 30, 2007, 2006 and 2005, approximately 39.8%, 38.9% and 39.7%, respectively, of the Company’s net patient revenue related to patients participating in the Medicare and Medicaid programs. The Company recognizes that revenue and receivables from government agencies are significant to its operations, but does not believe that there is significant credit risks associated with these government agencies. The Company believes that concentration of credit risk from other payors is limited due to the number of patients and payors.
     Net Medicare settlements estimated at September 30, 2007 and 2006 are included in accounts receivable in the accompanying consolidated balance sheets as a receivable of $1.4 million and a payable of $1.5 million, respectively.
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

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Property and Equipment
     Property and equipment are stated at cost. Routine maintenance and repairs are charged to expense as incurred. Expenditures that increase capacities or extend useful lives are capitalized. Depreciation expense, including amortization of assets capitalized under capital leases, is computed using the straight-line method and was $74.7 million, $68.9 million and $68.0 million for the years ended September 30, 2007, 2006 and 2005, respectively. Buildings and improvements are depreciated over estimated useful lives ranging generally from 14 to 40 years. Estimated useful lives of equipment vary generally from 3 to 25 years. Leasehold improvements are amortized on a straight-line basis over the lesser of the terms of the respective leases or their estimated useful lives. The Company capitalized interest associated with construction projects totaling $6.9 million, $2.8 million and 3.9 million for the years ended September 30, 2007, 2006 and 2005, respectively.
Goodwill and Other Intangible Assets
     See Note 6 for the values of goodwill and other intangible assets assigned to each business segment. Other intangible assets consists solely of Health Choice’s contract with AHCCCS, which is amortized over a period of 15 years, the contract’s estimated useful life, including assumed renewal periods. Intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment. Goodwill is not amortized but is subject to annual tests for impairment or more often if events or circumstances indicate they may be impaired. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company completed its annual impairment test of goodwill during fiscal 2007 noting no impairment.
Other Assets
     Other assets consist primarily of costs associated with the issuance of debt, which are amortized over the life of the related debt, and costs to recruit physicians to the Company’s markets, which are deferred and amortized over the term of expected benefit received from the respective physician recruitment agreement. Amortization of deferred financing costs is included in interest expense and equaled $2.9 million, $3.0 million and $5.8 million for the years ended September 30, 2007, 2006 and 2005, respectively. Deferred financing costs, net of accumulated amortization, equaled $21.0 million and $20.7 million at September 30, 2007 and 2006, respectively. Amortization of physician recruiting costs is included in other operating expenses and equaled $5.3 million, $7.3 million and $5.3 million for the years ended September 30, 2007, 2006 and 2005, respectively. Net physician recruiting costs at September 30, 2007 and 2006, equaled $8.8 million and $12.7 million, respectively, and are included in other assets in the accompanying consolidated balace sheets. See Note 7 for more discussion related to costs incurred to recruit physicians.
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

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     The following table shows the components of the change in medical claims payable for the years ended September 30, 2007, 2006 and 2005, respectively (in thousands):

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2007	2006	2005
Medical claims payable as of October 1	$81,822	$60,201	$55,421
Medical claims expense incurred during the year:
Related to current year	396,152	362,636	308,157
Related to prior years	(12,107)	(8,119)	2,522

Total expenses	384,045	354,517	310,679

Medical claims payments during the year:
Related to current year	(317,798)	(282,326)	(248,841)
Related to prior years	(66,760)	(50,570)	(57,058)

Total payments	(384,558)	(332,896)	(305,899)

Medical claims payable as of September 30	$81,309	$81,822	$60,201

Stock Based Compensation
     Although IASIS has no stock option plan or outstanding stock options, the Company, through its parent, IASIS Healthcare Corporation (“IAS”), grants stock options for a fixed number of common shares to employees. Prior to October 1, 2006, the Company accounted for this stock-based incentive plan under the measurement and recognition provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock Based Compensation (“SFAS 123”). Accordingly, the Company has not recognized any compensation expense for the stock options granted prior to October 1, 2006, as the exercise price of the options equaled, or was greater than, the market value of the underlying stock on the date of grant.
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

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Fair Value of Financial Instruments
     Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are reflected in the accompanying consolidated financial statements at amounts that approximate fair value because of the short-term nature of these instruments. The fair value of the Company’s long-term bank facility debt and capital lease obligations also approximate carrying value as they bear interest at current market rates. The estimated fair value of the Company’s 8 3/4% senior subordinated notes was approximately $480.9 million at September 30, 2007. The estimated fair values of the 8 3/4% senior subordinated notes at September 30, 2007 are based upon quoted market prices at that date.
Management Services Agreement
     The Company is party to a management services agreement with TPG GenPar III, L.P., TPG GenPar IV, L.P., both affiliates of TPG, JLL Partners Inc. and Trimaran Fund Management, L.L.C. The management services agreement provides that in exchange for consulting and management advisory services that will be provided to us by the investors, the Company will pay an aggregate monitoring fee of 0.25% of budgeted net revenue up to a maximum of $5.0 million per fiscal year to these parties (or certain of their respective affiliates) and reimburse them for their reasonable disbursements and out-of-pocket expenses. This monitoring fee is divided among the parties in proportion to their relative ownership percentages in IASIS Investment LLC, parent company and sole stockholder of IAS. The monitoring fee will be subordinated to the senior subordinated notes in the event of a bankruptcy of the company. The management services agreement does not have a stated term. Pursuant to the provisions of the management services agreement, the Company has agreed to indemnify the investors (or certain of their respective affiliates) in certain situations arising from or relating to the agreement, the investors’ investment in the securities of IAS or any related transactions or the operations of the investors, except for losses that arise on account of the investors’ negligence or willful misconduct. For the years ended September 30, 2007, 2006 and 2005, the Company paid $4.7 million, $4.2 million and $3.8 million, respectively, in monitoring fees under the management services agreement.
Reclassifications
     Certain prior period amounts have been reclassified to conform to current period presentation. Such reclassifications had no material effect on the financial position and results of operations as previously reported.
Recently Issued Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of all tax positions accounted for in accordance with SFAS 109. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, and, therefore, were adopted effective October 1, 2007. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings or other appropriate components of equity for that fiscal year. The Company does not anticipate a material impact on its results of operations or financial position from applying FIN 48.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007. This statement provides a single definition of fair value, establishes a framework for measuring fair value, and expands disclosures concerning fair value measurements. The Company does not anticipate a material impact on its results of operations or financial position from the adoption of SFAS 157.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure certain financial instruments and other items at fair value at specified election dates. The Company has not yet determined the impact of adopting of SFAS 159.
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), and applies prospectively to business combinations for which the acquisition date is on or after fiscal years beginning December 15, 2008. This statement replaces SFAS No. 141, Business Combinations (“SFAS 141”). This statement establishes principles and requirements for recognition and measurement of items acquired during a business combination, as well as certain disclosure requirements in the financial statements. The Company has not yet determined the impact of adopting of SFAS 141(R).
3. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
     Long-term debt and capital lease obligations consist of the following (in thousands):

	September 30,	September 30,
	2007	2006
Senior secured credit facilities	$547,805	$415,438
Senior subordinated notes	475,000	475,000
Capital leases and other obligations	8,852	6,507

	1,031,657	896,945

Less current maturities	8,036	7,432

	$1,023,621	$889,513

Senior Secured Credit Facilities
     On April 27, 2007, the Company completed the refinancing of its existing bank credit facility to provide for $854.0 million in new senior secured credit facilities. In connection with the refinancing, the Company wrote-off $5.1 million in existing deferred financing costs and paid an additional $1.1 million in creditor fees, which are included in the loss on extinguishment of debt in the accompanying consolidated statement of operations for the year ended September 30, 2007.
     The $854.0 million senior secured credit facilities include: (i) a senior secured term loan of $439.0 million; (ii) a senior secured delayed draw term loan of $150.0 million; (iii) a senior secured revolving credit facility of $225.0 million, which includes a $100.0 million sub-limit for letters of credit; and (iv) a senior secured synthetic letter of credit facility of $40.0 million. All facilities mature on March 15, 2014, except for the revolving credit facility, which matures on April 27, 2013. The term loans bear interest at an annual rate of LIBOR plus 2.00% or, at the Company’s option, the administrative agent’s base rate plus 1.00%. The revolving loans bear interest at an annual rate of LIBOR plus an applicable margin ranging from 1.25% to 1.75% or, at the Company’s option, the administrative agent’s base rate plus an applicable margin ranging from 0.25% to 0.75%, such rate in each case depending on the Company’s senior secured leverage ratio. A commitment fee ranging from 0.375% to 0.5% per annum times the undrawn portion of the senior secured revolving credit facility will accrue and will be payable in arrears.

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Principal under the new senior secured term loan is due in 24 consecutive equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount ($439.0 million) during the first six years thereof, with the balance payable in four equal installments in year seven. The senior secured delayed draw term loan is required to be fully drawn by April 27, 2008. Principal under the senior secured delayed draw term loan is due in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount ($150.0 million), beginning with the quarter ending September 30, 2008 and continuing until March 31, 2013, with the balance payable in four equal installments during the final year of the loan, year seven. Unless terminated earlier, the senior secured revolving credit facility has a single maturity of six years. The new senior secured credit facilities are also subject to mandatory prepayment under specific circumstances, including a portion of excess cash flow, a portion of the net proceeds from an initial public offering, asset sales, debt issuances and specified casualty events, each subject to various exceptions.
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
     At September 30, 2007, amounts outstanding under the Company’s new senior secured credit facilities consisted of a $436.8 million term loan and $111.0 million under the delayed draw term loan. In addition, the Company had $40.0 million and $4.1 million in letters of credit outstanding under the synthetic letter of credit facility and the revolving credit facility, respectively. The weighted average interest rate of outstanding borrowings under the senior secured credit facilities was approximately 7.5% and 7.0% for the years ended September 30, 2007 and 2006, respectively.
8 3/4% Senior Subordinated Notes
     The Company, together with its wholly-owned subsidiary, IASIS Capital Corporation, a holding compay with no assets or operations, has issued $475.0 million aggregate principal amount of 8 3/4% senior subordinated notes due 2014 (the “8 3/4% notes”). The 8 3/4% notes are general unsecured senior subordinated obligations and are subordinated in right of payment to all existing and future senior debt of the Company. The Company’s existing domestic subsidiaries, other than certain non-guarantor subsidiaries, which include Health Choice and the Company’s non-wholly owned subsidiaries, are guarantors of the 8 3/4% notes. The 8 3/4% notes are effectively subordinated to all of the issuers’ and the guarantors’ secured debt to the extent of the value of the assets securing the debt and are structurally subordinated to all liabilities and commitments (including trade payables and capital lease obligations) of the Company’s subsidiaries that are not guarantors of the 8 3/4% notes.
$300.0 Million Holdings Senior Paid-in-Kind Loans
     In connection with the Company’s refinancing of its existing bank credit facility, $300.0 million in Holdings Senior Paid-in-Kind (“PIK”) Loans were issued by IASIS Healthcare Corporation, sole member and parent company of IASIS, in order to repurchase certain preferred equity from its stockholders. The $300.0 million Holdings Senior PIK Loans mature June 15, 2014. The Holdings Senior PIK Loans bear interest at an annual rate equal to LIBOR plus 5.25%. The Holdings Senior PIK Loans rank behind the Company’s existing debt and will convert to cash-pay after five years, at which time accrued interest becomes payable. At September 30, 2007, the outstanding balance of the Holdings Senior PIK Loans was $313.9 million, which includes $13.9 million of interest that has accrued to the principal of these loans since the date of issuance.
4. ACQUISITIONS
Acquisition of Glenwood Regional Medical Center

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Effective as of January 31, 2007, the Company acquired substantially all of the assets of Glenwood Regional Medical Center (“Glenwood”) in West Monroe, Louisiana. The purchase price for the 237-bed hospital was $81.0 million, which was funded by cash on hand and borrowings under the Company’s revolving credit facility. Amounts borrowed under the revolving credit facility to fund this acquisition were repaid from operating cash flows during the quarter ended March 31, 2007. The results of operations of Glenwood are included in the accompanying consolidated statement of operations for the year ended September 30, 2007, from the effective date of the acquisition.
     The purchase price for the Glenwood acquisition, including direct transaction costs, has been preliminarily allocated as follows (in thousands):

Fair value of assets acquired and liabilities assumed:
Assets acquired
Accounts receivable, net	$11,487
Inventory, prepaid expenses and other current assets	4,828
Property and equipment	68,244
Other long-term assets	1,529

Total assets acquired	$86,088

Liabilities assumed	$8,005

Acquisition of Alliance Hospital
     Effective as of May 31, 2007, the Company acquired substantially all of the assets of Alliance Hospital (“Alliance”) in Odessa, Texas. The purchase price for the 50-bed hospital was $65.5 million, which was funded in part by the Company’s senior secured credit facilities, as well as units of limited partnership interest of Odessa Regional Hospital, LP, and the assumption of certain liabilities of Alliance. Upon acquisition, the operations of Alliance were immediately merged into Odessa Regional Hospital to form Odessa Regional Medical Center. The results of operations of Alliance are included in the accompanying consolidated statement of operations for the year ended September 30, 2007, from the effective date of the acquisition.
     The purchase price for the Alliance acquisition, including direct transaction costs, has been preliminarily allocated as follows (in thousands):

Fair value of assets acquired and liabilities assumed:
Assets acquired
Accounts receivable, net	$4,230
Inventory, prepaid expenses and other current assets	2,695
Property and equipment	70,522

Total assets acquired	$77,447

Liabilities assumed	$10,863

     The purchase price allocations of the Glenwood and Alliance acquisitions will be adjusted when final working capital settlements are reached and the Company finalizes its estimate of the value of long-lived assets acquired based on appraisals from an independent valuation firm.

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. PROPERTY AND EQUIPMENT
     Property and equipment consist of the following (in thousands):

	September 30,	September 30,
	2007	2006
Land	$102,427	$97,951
Buildings and improvements	597,942	388,200
Equipment	476,359	312,945

	1,176,728	799,096
Less accumulated depreciation and amortization	(241,268)	(168,725)

	935,460	630,371
Construction-in-progress (estimated cost to complete at September 30, 2007 - $99.9 million)	44,977	96,677

	$980,437	$727,048

     Included in equipment are assets acquired under capital leases of $6.3 million and $6.2 million, net of accumulated amortization of $12.4 million and $6.3 million, at September 30, 2007 and 2006, respectively.
6. GOODWILL AND OTHER INTANGIBLE ASSETS
     The following table presents the changes in the carrying amount of goodwill from September 30, 2005 through September 30, 2007 (in thousands):

	Acute	Health
	Care	Choice	Total
Balance at September 30, 2005	$748,618	$5,757	$754,375
Adjustment resulting from change in purchase price allocation	2,104	—	2,104

Balance at September 30, 2006	$750,722	$5,757	$756,479
Adjustment resulting from surgery center acquisition	349	—	349
Adjustments in deferred tax assets and liabilities	(235)	—	(235)

Balance at September 30, 2007	$750,836	$5,757	$756,593

     Other intangible assets consist solely of Health Choice’s contract with AHCCCS, which is amortized over a period of 15 years, the contract’s estimated useful life, including assumed renewal periods. The gross intangible value originally assigned to the contract was $45.0 million. The Company expects amortization expense for these intangible assets, to approximate $3.0 million per year over the estimated life of the contract. Amortization of intangible assets is included in depreciation and amortization expense and equaled $3.0 million for each of the years ended September 30, 2007, 2006 and 2005. Net other intangible assets included in the accompanying consolidated balance sheets at September 30, 2007 and 2006 equaled $36.0 million and $39.0 million, respectively.
7. MINIMUM REVENUE GUARANTEES
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
     The Company applies FASB Staff Position No. FIN 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners (“FIN 45-3”) to account for its minimum revenue guarantees entered into on or after January 1, 2006. FIN 45-3 requires that a liability for the estimated fair value of minimum revenue guarantees be recorded for these agreements and requires disclosure of the maximum

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
amount that could be paid on all minimum revenue guarantees. The Company records an asset for the estimated fair value of the minimum revenue guarantees and amortizes the asset from the beginning of the guarantee payment period through the end of the agreement. At September 30, 2007 and 2006, the Company had liabilities for the minimum revenue guarantees entered into on or after January 1, 2006 totaling $7.7 million and $10.9 million, respectively.
     For recruiting agreements entered into prior to January 1, 2006, amounts advanced during the guarantee period are amortized to other operating expenses generally over the forgiveness period. At September 30, 2007 and 2006, advances under recruiting agreements executed prior to January 1, 2006 totaled $3.2 million and $8.2 million, respectively, net of accumulated amortization, and are included in other assets in the Company’s consolidated balance sheets. The asset related to these recruiting agreements will continue to be amortized over the remaining forgiveness period, unless the physician does not fulfill his or her responsibility outlined in the agreement, at which point it will be pursued for collection.
     At September 30, 2007, the maximum amount of all minimum revenue guarantees that could be paid prospectively was $20.5 million.
8. MEMBER’S EQUITY
Common Interests of IASIS
     As of September 30, 2007, all of the common interests of IASIS were owned by IASIS Healthcare Corporation, its sole member.
9. STOCK OPTIONS
Management Rollover Options
      In 2004, an investor group led by TPG acquired IASIS Healthcare Corporation, the parent company of IASIS. Prior to the acquisition, the parent company maintained the IASIS 2000 Stock Option Plan. In connection with the acquisition, certain holders of 299,900 of in-the-money common stock options elected to rollover and convert such options into options to purchase an aggregate 3,263 shares of preferred stock, with an exercise price of $437.48 per share, and an aggregate 163,150 shares of common stock, with an exercise price of $8.75 per share. The rollover options are fully vested and remain outstanding and exercisable for the remainder of their original term. All of the other outstanding options under the IASIS 2000 Stock Option Plan were cancelled upon consummation of the acquisition and the plan was terminated.
      In connection with the issuance of the $300.0 million Holdings Senior PIK Loans on April 27, 2007, the preferred rollover options were cancelled in exchange for a cash payment equal to the excess of the accreted value of the preferred stock over the exercise price of $437.48 per share.
2004 Stock Option Plan
     The IAS 2004 Stock Option Plan (the “2004 Stock Option Plan”) was established to promote the Company’s interests by providing additional incentives to its key employees, directors, service providers and consultants. The options granted under the plan represent the right to purchase IAS common stock upon exercise. Each option shall be identified as either an incentive stock option or a non-qualified stock option. The plan was adopted by the board of directors and sole stockholder of IAS in June 2004. The maximum number of shares of IAS common stock that may be issued pursuant to options granted under the 2004 Stock Option Plan is 2,048,650. In addition, prior to an initial public offering, an additional 146,000 shares of common stock will be available for grant in June of each year. The options become exercisable over a period not to exceed five years after the date of grant, subject to earlier vesting provisions as provided for in the 2004 Stock Option Plan. All options granted under the 2004 Stock Option Plan expire no later than 10 years from the respective dates of grant. At September 30, 2007, there were 557,525 options available for grant.
     Information regarding the Company’s stock option activity for the year ended September 30, 2007, is summarized below:

	2004 Stock Option Plan			Rollover Options
			Weighted			Weighted
		Option Price	Average Exercise		Option Price	Average Exercise
	Options	Per Share	Price	Options	Per Share	Price
Options outstanding at September 30, 2004	1,105,750	$20.00	$20.00	166,413	$8.75-$437.48	$17.16
Granted	503,563	$20.00	$20.00	—	—	—
Exercised	—	—	—	—	—	—
Cancelled/forfeited	(98,550)	$20.00	$20.00	—	—	—

Options outstanding at September 30, 2005	1,510,763	$20.00	$20.00	166,413	$8.75-$437.48	$17.16

Granted	237,472	$35.68	$35.68	—	—	—
Exercised	—	—	—	—	—	—
Cancelled/forfeited	(152,750)	$20.00-$35.68	$20.61	—	—	—

Options outstanding at September 30, 2006	1,595,485	$20.00-$35.68	$22.28	166,413	$8.75-$437.48	$17.16

Granted	7,080	$34.75-$35.68	$35.54	—	—	—
Exercised	—	—	—	—	—	—
Cancelled/forfeited	(111,440)	$20.00-$35.68	$25.61	(3,263)	$437.48	$437.48

Options outstanding at September 30, 2007	1,491,125	$20.00-$35.68	$22.09	163,150	$8.75	$8.75

Options exercisable at September 30, 2007	792,001	$20.00-$35.68	$20.78	163,150	$8.75	$8.75

     Given that the Company accounted for shared-based payments granted prior to October 1, 2006 under APB 25, SFAS 123(R) requires disclosure as if the Company had measured compensation cost for the stock options

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
granted under the fair value based method prescribed by SFAS 123. Accordingly, net earnings in the prior year would have been changed to the pro forma amounts set forth below (in thousands):

	Year Ended	Year Ended
	September 30, 2006	September 30, 2005
Net earnings as reported	$39,549	$40,592
Deduct: Total stock based employee compensation determined under fair value based method for all awards, net of related tax effects	(1,360)	(1,158)

Pro forma net earnings	$38,189	$39,434

     The following table provides information regarding assumptions used in the fair value measurement for options granted on or after October 1, 2006 and the weighted average assumptions used in the fair value pro forma disclosures required for stock-options granted prior to October 1, 2006.

	Options Granted	Options Granted
	On or After	Prior to
	October 1, 2006	October 1, 2006
Risk-free interest	4.5%	4.6%
Dividend yield	0.0%	0.0%
Volatility	36.9%	N/A
Expected option life	7.2 years	8.8 years
     For options granted on or after October 1, 2006, the Company used the Black-Scholes-Merton valuation model in determining the fair value measurement. Volatility for such options was estimated based on the historical stock price information of certain peer group companies for a period of time equal to the expected option life period.
10. INCOME TAXES
     Income tax expense on income from continuing operations consists of the following (in thousands):

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2007	2006	2005
Current:
Federal	$373	$1,095	$1,241
State	1,704	192	10
Deferred:
Federal	23,302	19,718	21,168
State	943	1,283	4,432

	$26,322	$22,288	$26,851

     A reconciliation of the federal statutory rate to the effective income tax rate applied to earnings (losses) before income taxes for the years ended September 30, 2007, 2006 and 2005 is as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	September 30, 2007	September 30, 2006	September 30, 2005
Federal statutory rate	$23,774	$21,643	$23,605
State income taxes, net of federal income tax benefit	1,720	959	2,887
Other non-deductible expenses	335	681	385
Change in valuation allowance charged to federal tax provision	541	—	—
Other items, net	(48)	(995)	(26)

Provision for income taxes	$26,322	$22,288	$26,851

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     A summary of the items comprising the deferred tax assets and liabilities is as follows (in thousands):

	September 30,		September 30,
	2007		2006
	Assets	Liabilities	Assets	Liabilities
Depreciation and fixed asset basis differences	$—	$57,492	$—	$52,991
Amortization and intangible asset basis differences	—	55,509	—	47,802
Allowance for doubtful accounts	15,303	—	26,663	—
Professional liability	14,459	—	14,331	—
Accrued expenses and other liabilities	12,803	—	10,581	—
Deductible carryforwards and credits	9,955	—	11,615	—
Other, net	594	—	1,238	—
Valuation allowance	(3,886)	—	(3,398)	—

Total	$49,228	$113,001	$61,030	$100,793

     Net current deferred tax assets of $29.6 million and $41.4 million and net non-current deferred tax liabilities of $93.4 million and $81.2 million are included in the accompanying consolidated balance sheets at September 30, 2007 and 2006, respectively. The Company had net refundable income taxes of $5.2 million included in other current assets at September 30, 2007, and a net income tax payable of $400,000 included in other current liabilities at September 30, 2006.
     The Company maintains a valuation allowance for deferred tax assets it believes may not be utilized. During the year ended September 30, 2006, the Company created an additional valuation allowance of $2.6 million primarily related to state net operating losses. During the year ended September 30, 2007, the Company recorded an additional valuation allowance against net operating loss carryforwards generated by certain subsidiaries that are excluded from the IAS consolidated federal income tax return. At September 30, 2007, the Company had a valuation allowance of $3.9 million, of which $800,000 relates to deferred tax assets recorded in connection with business combinations and will result in an adjustment to goodwill if such deferred tax assets are realized in the future.
     At September 30, 2007, federal and state net operating loss carryforwards were available to offset future taxable income of $4.0 million. The net operating losses begin to expire in 2019. A portion of the net loss carryforwards could be subject to annual usage limitations. The Company has federal general business credit carryforwards of $1.1 million that begin to expire in 2019, and an alternative minimum tax credit carryforward of $2.8 million at September 30, 2007. State net operating losses in the amount of $111.0 million were also available, but largely offset by a valuation allowance.
      During the year ended September 30, 2006, the IRS concluded field work for its examination of the Company’s federal income tax return for the year ended September 30, 2004. The agent proposed several adjustments, all of which the Company is in the process of appealing. Management believes that the ultimate outcome of the examination will not have a material adverse effect on the results of operations or financial position of the Company.
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

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Professional, General and Workers’ Compensation Liability Risks
     The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment and personal injuries. To cover these types of claims, the Company maintains professional and general liability insurance in excess of self-insured retentions through a commercial insurance carrier in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is currently not a party to any such proceedings that, in the Company’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company expenses an estimate of the costs it expects to incur under the self-insured retention exposure for professional and general liability claims using historical claims data, demographic factors, severity factors, current incident logs and other actuarial analysis. At September 30, 2007 and 2006, the Company’s professional and general liability accrual for asserted and unasserted claims totaled $38.5 million and $38.1 million, respectively. The valuation from the Company’s independent actuary, during fiscal 2007, for professional and general liability losses resulted in a change related to estimates for prior years which decreased professional and general liability expense by $6.6 million during the year ended September 30, 2007.
     The Company is subject to claims and legal actions in the ordinary course of business relative to workers’ compensation and other labor and employment matters. To cover these types of claims, the Company maintains workers’ compensation insurance coverage with a self-insured retention. The Company accrues costs of workers’ compensation claims based upon estimates derived from its claims experience. The valuation from the Company’s independent actuary, received during fiscal 2007, for workers’ compensation losses resulted in a change related to estimates for prior years which decreased workers’ compensation expense by $1.0 million during the year ended September 30, 2007.
Health Choice
     Health Choice has entered into capitated contracts whereby the Plan provides healthcare services in exchange for fixed periodic and supplemental payments from the AHCCCS and CMS. These services are provided regardless of the actual costs incurred to provide these services. The Company receives reinsurance and other supplemental payments from AHCCCS to cover certain costs of healthcare services that exceed certain thresholds. The Company believes the capitated payments, together with reinsurance and other supplemental payments are sufficient to pay for the services Health Choice is obligated to deliver. As of September 30, 2007, the Company has provided a performance guaranty in the form of a letter of credit in the amount of $20.6 million for the benefit of AHCCCS to support its obligations under the Health Choice contract to provide and pay for the healthcare services. The amount of the performance guaranty is generally based in part upon the membership in the Plan and the related capitation revenue paid to Health Choice. Additionally, Health Choice maintains a minimum cash balance of $5.0 million.
Capital Expenditure Commitments
     At September 30, 2007, the Company is expanding and renovating some of its existing facilities to more effectively deliver patient care and provide a greater variety of services. The Company had incurred approximately $45.0 million in costs toward uncompleted projects as of September 30, 2007, which is included in property and equipment in the accompanying consolidated balance sheet. At September 30, 2007, the Company had various construction and other projects in progress with an estimated additional cost to complete and equip of approximately $99.9 million, including patient tower expansions at Jordan Valley Medical Center and Davis Hospital and Medical Center, two of the Company’s Utah hospitals. Additionally, in connection with the acquisition of Glenwood, the Company committed to spend $30.0 million for various expansion and renovation projects during the first four years of ownership.
Variable Interest Entities
     The Company is a party to five contractual agreements pursuant to which it may be required to make monthly payments to the developers and managers of certain medical office buildings located on its hospital campuses through minimum rent revenue support arrangements. The Company entered into these commercial arrangements to cause developers to commence construction of medical office buildings and manage the buildings upon their completion in order to meet the need for medical office space in the communities served by its hospitals. The five contracts were entered into at various times since 2003 and each has a term of seven years starting 30 days

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
after completion of the related building construction. All five of these buildings were complete at September 30, 2007. The Company has determined that it is not the primary beneficiary under any of these contracts. The maximum annual amount the Company would pay in the aggregate under these contracts assuming no changes to current lease levels would be approximately $1.1 million.
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
Other
     In September 2005, IAS received a subpoena from the Office of the Inspector General of the U.S. Department of Health and Human Services (the “OIG”) in connection with a qui tam action filed against our parent company. The subpoena requests production of documents, dating back to January 1999, primarily related to contractual arrangements between certain physicians and our hospitals, including leases, medical directorships and recruitment agreements. The action originally was filed under seal on March 11, 2005. An amended complaint was filed under seal on March 27, 2006, and a second amended complaint was filed under seal on July 20, 2007. The qui tam action seeks monetary damages and civil penalties under the federal False Claims Act (the “FCA”) and includes allegations that certain business practices related to physician relationships and the medical necessity of certain procedures resulted in the submission of claims for reimbursement in violation of the FCA.
     On August 13, 2007, the Company learned that on July 23, 2007, the U.S. District Court for the District of Arizona unsealed the qui tam action, which revealed that the qui tam action had been filed by a relator who formerly was the chief compliance officer of IAS. The action was unsealed after the United States Department of Justice, on May 31, 2007, filed a notice with the court stating that it was declining to intervene at this time on behalf of the federal government. The government stated in the notice that it is continuing its investigation. Although the United States has given notice that it is not intervening at this time, the qui tam relator is permitted to maintain the action. On November 5, 2007, IAS filed a motion to dismiss requesting that the court dismiss the qui tam action in its entirety. This motion to dismiss is scheduled to be argued before the court on March 3, 2008. IAS intends to vigorously defend against the allegations made by the qui tam relator and bring this matter to its ultimate resolution. IAS maintains a comprehensive compliance program designed to ensure that it maintains high standards of conduct in the operation of its businesses in compliance with all applicable laws. Although IAS continues to be fully committed to regulatory compliance and will cooperate diligently with governmental authorities regarding this matter, there can be no assurance as to the outcome of this matter.
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

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

	Capital	Operating
	Leases	Leases
2008	$3,558	$30,969
2009	1,088	21,589
2010	507	17,854
2011	371	14,382
2012	224	12,032
Thereafter	—	55,244

Total minimum lease payments	$5,748	$152,070

Amount representing interest (at rates ranging from 4.4% to 13.4%)	324

Present value of net minimum lease payments (including $3.4 million classified as current)	$5,424

     Aggregate future minimum rentals to be received under noncancellable subleases as of September 30, 2007 were approximately $6.0 million.
13. RETIREMENT PLANS
     Substantially all employees who are employed by the Company or its subsidiaries, upon qualification, are eligible to participate in a defined contribution 401(k) plan (the “Retirement Plan”). Employees who elect to participate generally make contributions from 1% to 20% of their eligible compensation, and the Company matches, at its discretion, such contributions up to a maximum percentage. Generally, employees immediately vest 100% in their own contributions and vest in the employer portion of contributions in a period not to exceed five years. Company contributions to the Retirement Plan were approximately $4.6 million, $3.9 million and $3.8 million for the years ended September 30, 2007, 2006 and 2005, respectively.
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

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended September 30, 2007
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue	$1,399,343	$—	$—	$1,399,343
Premium revenue	—	450,641	—	450,641
Revenue between segments	11,970	—	(11,970)	—

Total net revenue	1,411,313	450,641	(11,970)	1,849,984

Salaries and benefits	551,309	14,803	—	566,112
Supplies	213,803	285	—	214,088
Medical claims	—	384,045	(11,970)	372,075
Other operating expenses	271,653	15,096	—	286,749
Provision for bad debts	142,708	—	—	142,708
Rentals and leases	34,825	1,162	—	35,987
Business interruption insurance recoveries	(3,443)	—	—	(3,443)

Adjusted EBITDA(1)	200,458	35,250	—	235,708

Interest expense, net	73,754	—	—	73,754
Depreciation and amortization	74,141	3,560	—	77,701
Loss on extinguishment of debt	6,229	—	—	6,229
Management fees	4,746	—	—	4,746

Earnings before loss on disposal of assets, minority interests and income taxes	41,588	31,690	—	73,278
Loss on disposal of assets, net	(1,364)	—	—	(1,364)
Minority interests	(3,988)	—	—	(3,988)

Earnings before income taxes	$36,236	$31,690	$—	$67,926

Segment assets	$2,035,386	$151,036		$2,186,422

Capital expenditures	$194,920	$473		$195,393

Goodwill	$750,836	$5,757		$756,593

	For the Year Ended September 30, 2006
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue	$1,219,474	$—	$—	$1,219,474
Premium revenue	—	406,522	—	406,522
Revenue between segments	10,857	—	(10,857)	—

Total net revenue	1,230,331	406,522	(10,857)	1,625,996

Salaries and benefits	457,540	12,631	—	470,171
Supplies	187,515	284	—	187,799
Medical claims	—	354,517	(10,857)	343,660
Other operating expenses	233,041	13,284	—	246,325
Provision for bad debts	141,774	—	—	141,774
Rentals and leases	33,874	1,082	—	34,956
Business interruption insurance recoveries	(8,974)	—	—	(8,974)

Adjusted EBITDA(1)	185,561	24,724	—	210,285

Interest expense, net	69,687	—	—	69,687
Depreciation and amortization	68,539	3,386	—	71,925
Management fees	4,189	—	—	4,189

Earnings before gain (loss) on disposal of assets, minority interests and income taxes	43,146	21,338	—	64,484
Gain (loss) on disposal of assets, net	953	(54)	—	899
Minority interests	(3,546)	—	—	(3,546)

Earnings before income taxes	$40,553	$21,284	$—	$61,837

Segment assets	$1,833,737	$134,098		$1,967,835

Capital expenditures	$146,299	$629		$146,928

Goodwill	$750,722	$5,757		$756,479

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended September 30, 2005
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue	$1,170,483	$—	$—	$1,170,483
Premium revenue	—	353,244	—	353,244
Revenue between segments	8,475	—	(8,475)	—

Total net revenue	1,178,958	353,244	(8,475)	1,523,727

Salaries and benefits	431,609	10,564	—	442,173
Supplies	184,676	199	—	184,875
Medical claims	—	310,679	(8,475)	302,204
Other operating expenses	200,411	11,287	—	211,698
Provision for bad debts	133,870	—	—	133,870
Rentals and leases	31,849	901	—	32,750
Hurricane-related expenses	4,762	—	—	4,762

Adjusted EBITDA(1)	191,781	19,614	—	211,395

Interest expense, net	66,002	—	—	66,002
Depreciation and amortization	67,840	3,197	—	71,037
Management fees	3,791	—	—	3,791

Earnings before loss on disposal of assets, minority interests and income taxes	54,148	16,417	—	70,565
Loss on disposal of assets, net	(231)	—	—	(231)
Minority interests	(2,891)	—	—	(2,891)

Earnings before income taxes	$51,026	$16,417	$—	$67,443

Segment assets	$1,756,404	$96,320		$1,852,724

Capital expenditures	$141,625	$743		$142,368

Goodwill	$748,618	$5,757		$754,375

(1)	Adjusted EBITDA represents net earnings before interest expense, income tax expense, depreciation and amortization, loss on extinguishment of debt, gain (loss) on disposal of assets, minority interests and management fees. Management fees represent monitoring and advisory fees paid to TPG, the Company’s majority financial sponsor, and certain other members of IASIS Investment LLC. Management routinely calculates and communicates adjusted EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within the healthcare industry to evaluate hospital performance, allocate resources and measure leverage capacity and debt service ability. In addition, the Company uses adjusted EBITDA as a measure of performance for its business segments and for incentive compensation purposes. Adjusted EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net earnings, cash flows generated by operating, investing, or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Adjusted EBITDA, as presented, differs from what is defined under the Company’s senior secured credit facilities and may not be comparable to similarly titled measures of other companies.
15. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
     A summary of accrued expenses and other current liabilities consists of the following (in thousands):

	September 30,	September 30,
	2007	2006
Employee health insurance payable	$8,622	$8,274
Taxes other than income taxes	8,847	8,095
Construction retention payable	2,190	5,320
Other	24,617	27,398

	$44,276	$49,087

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16. ALLOWANCE FOR DOUBTFUL ACCOUNTS
     A summary of activity in the Company’s allowance for doubtful accounts is as follows (in thousands):

				Accounts
				Written Off,
	Beginning	Provision for		Net of		Ending
	Balance	Bad Debts	Other (1)	Recoveries	Acquisitions	Balance

Year Ended September 30, 2005	$102,481	133,870	(1,560)	(131,172)	—	$103,619
Year Ended September 30, 2006	$103,619	141,774	—	(135,516)	—	$109,877
Year Ended September 30, 2007	$109,877	142,708	—	(167,900)	13,144	$97,829

(1)	Included in the allowance for doubtful accounts are amounts representing estimated uncollectible accounts receivable from managed care companies and other third-party payors. Such amounts were recorded as adjustments to revenue during fiscal year 2005. Effective October 1, 2005, these adjustments have been recorded as a component of the provision for bad debts.
     The provision for bad debts increased $934,000 during the year end September 30, 2007, primarily as a result of increases in self-pay volume and revenue, as well as the effect of acquisitions, offset by the effects of a full year of the uninsured discount program, which was implemented during the third quarter of 2006. The provision for bad debts increased $7.9 million during the year ended September 30, 2006, primarily as a result of increases in self-pay volume and revenue, particularly related to patients arriving through our emergency rooms.
17. HURRICANE RITA INSURANCE RECOVERIES
     During the years ended September 30, 2007 and 2006, the Company received business interruption insurance recoveries of $3.4 million and $9.0 million, respectively, resulting from the temporary closure and disruption of operations at The Medical Center of Southeast Texas, as a result of Hurricane Rita in 2005. Amounts received during the year ended September 30, 2007, represent the final settlement of the Company’s business interruption insurance claim.
18. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
     The 8 3/4% notes described in Note 3 are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s existing domestic subsidiaries, other than non-guarantor subsidiaries which include Health Choice and the Company’s non-wholly owned subsidiaries. Effective July 1, 2007, the operations of Pioneer Valley Hospital (“Pioneer”), formerly a subsidiary guarantor under the 8 3/4% notes, merged into Jordan Valley Hospital, a non-wholly owned subsidiary, to form Jordan Valley Medical Center. The Pioneer subsidiary was dissolved in connection with this merger. As a result, the combined operations of Jordan Valley Medical Center are included in the subsidiary non-guarantor information in the following summarized condensed consolidating financial statements.
     Summarized condensed consolidating balance sheets at September 30, 2007, 2006 and 2005, condensed consolidating statements of operations and cash flows for the years ended September 30, 2007, 2006 and 2005 for the Company, segregating the parent company issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, are found below. Prior year amounts have been reclassified to conform to the current year presentation.

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
IASIS Healthcare LLC
Condensed Consolidating Balance Sheet
September 30, 2007
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$(4,052)	$4,052	$—	$—
Accounts receivable, net	—	146,603	101,678	—	248,281
Inventories	—	23,473	20,224	—	43,697
Deferred income taxes	29,629	—	—	—	29,629
Prepaid expenses and other current assets	—	25,165	19,858	—	45,023

Total current assets	29,629	191,189	145,812	—	366,630

Property and equipment, net	—	430,223	550,214	—	980,437
Intercompany	—	(8,437)	8,437	—	—
Net investment in and advances to subsidiaries	1,627,879	—	—	(1,627,879)	—
Goodwill	21,774	161,431	573,388	—	756,593
Other intangible assets, net	—	—	36,000	—	36,000
Other assets, net	21,006	20,599	5,157	—	46,762

Total assets	$1,700,288	$795,005	$1,319,008	$(1,627,879)	$2,186,422

Liabilities and Member’s Equity
Current liabilities:
Accounts payable	$—	$61,170	$37,318	$—	$98,488
Salaries and benefits payable	—	26,104	14,020	—	40,124
Accrued interest payable	18,865	(2,301)	2,301	—	18,865
Medical claims payable	—	—	81,309	—	81,309
Other accrued expenses and other current liabilities	—	25,176	19,100	—	44,276
Current portion of long-term debt and capital lease obligations	4,542	3,494	10,929	(10,929)	8,036

Total current liabilities	23,407	113,643	164,977	(10,929)	291,098

Long-term debt and capital lease obligations	1,018,415	5,206	410,042	(410,042)	1,023,621
Deferred income taxes	93,402	—	—	—	93,402
Other long-term liabilities	—	49,809	1,022	—	50,831
Minority interest	—	35,956	—	—	35,956

Total liabilities	1,135,224	204,614	576,041	(420,971)	1,494,908
Member’s equity	565,064	590,391	742,967	(1,206,908)	691,514

Total liabilities and member’s equity	$1,700,288	$795,005	$1,319,008	$(1,627,879)	$2,186,422

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
IASIS Healthcare LLC
Condensed Consolidating Balance Sheet
September 30, 2006
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$94,518	$897	$—	$95,415
Accounts receivable, net	—	96,632	85,820	—	182,452
Inventories	—	19,709	14,590	—	34,299
Deferred income taxes	41,416	—	—	—	41,416
Prepaid expenses and other current assets	—	22,674	19,167	—	41,841

Total current assets	41,416	233,533	120,474	—	395,423

Property and equipment, net	—	367,744	359,304	—	727,048
Intercompany	—	(98,098)	98,098	—	—
Net investment in and advances to subsidiaries	1,479,245	—	—	(1,479,245)	—
Goodwill	22,008	161,659	572,812	—	756,479
Other intangible assets, net	—	—	39,000	—	39,000
Other assets, net	20,715	21,361	7,809	—	49,885

Total assets	$1,563,384	$686,199	$1,197,497	$(1,479,245)	$1,967,835

Liabilities and Member’s Equity
Current liabilities:
Accounts payable	$—	$47,443	$25,908	$—	$73,351
Salaries and benefits payable	—	17,927	11,155	—	29,082
Accrued interest payable	19,965	(1,517)	1,517	—	19,965
Medical claims payable	—	—	81,822	—	81,822
Other accrued expenses and other current liabilities	—	35,834	13,253	—	49,087
Current portion of long-term debt and capital lease obligations	4,402	2,009	7,317	(6,296)	7,432

Total current liabilities	24,367	101,696	140,972	(6,296)	260,739

Long-term debt and capital lease obligations	886,188	2,939	262,199	(261,813)	889,513
Deferred income taxes	81,179	—	—	—	81,179
Other long-term liabilities	—	15,245	32,366	—	47,611
Minority interest	—	32,297	—	—	32,297

Total liabilities	991,734	152,177	435,537	(268,109)	1,311,339
Member’s equity	571,650	534,022	761,960	(1,211,136)	656,496

Total liabilities and member’s equity	$1,563,384	$686,199	$1,197,497	$(1,479,245)	$1,967,835

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
(in thousands)

	For the Year Ended September 30, 2007
		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue:
Acute care revenue	$—	$757,622	$653,691	$(11,970)	$1,399,343
Premium revenue	—	—	450,641	—	450,641

Total net revenue	—	757,622	1,104,332	(11,970)	1,849,984

Costs and expenses:
Salaries and benefits	—	341,152	224,960	—	566,112
Supplies	—	132,379	81,709	—	214,088
Medical claims	—	—	384,045	(11,970)	372,075
Other operating expenses	—	151,788	134,961	—	286,749
Provision for bad debts	—	80,024	62,684	—	142,708
Rentals and leases	—	15,468	20,519	—	35,987
Interest expense, net	73,754	—	30,108	(30,108)	73,754
Depreciation and amortization	—	45,433	32,268	—	77,701
Loss on extinguishment of debt	6,229	—	—	—	6,229
Management fees	4,746	(13,936)	13,936	—	4,746
Business interruption insurance recoveries	—	—	(3,443)	—	(3,443)
Equity in earnings of affiliates	(122,548)	—	—	122,548	—

Total costs and expenses	(37,819)	752,308	981,747	80,470	1,776,706

Earnings (loss) before loss on disposal of assets, minority interests and income taxes	37,819	5,314	122,585	(92,440)	73,278
Loss on disposal of assets, net	—	(963)	(401)	—	(1,364)
Minority interests	—	(3,988)	—	—	(3,988)

Earnings (loss) before income taxes	37,819	363	122,184	(92,440)	67,926
Income tax expense	26,322	—	—	—	26,322

Net earnings (loss)	$11,497	$363	$122,184	$(92,440)	$41,604

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
(in thousands)

	For the Year Ended September 30, 2006
		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue:
Acute care revenue	$—	$673,781	$556,550	$(10,857)	$1,219,474
Premium revenue	—	—	406,522	—	406,522

Total net revenue	—	673,781	963,072	(10,857)	1,625,996

Costs and expenses:
Salaries and benefits	—	277,841	192,330	—	470,171
Supplies	—	118,467	69,332	—	187,799
Medical claims	—	—	354,517	(10,857)	343,660
Other operating expenses	—	146,746	99,579	—	246,325
Provision for bad debts	—	80,650	61,124	—	141,774
Rentals and leases	—	14,461	20,495	—	34,956
Interest expense, net	69,687	—	21,981	(21,981)	69,687
Depreciation and amortization	—	41,456	30,469	—	71,925
Management fees	4,189	(12,171)	12,171	—	4,189
Business interruption insurance recoveries	—	—	(8,974)	—	(8,974)
Equity in earnings of affiliates	(115,489)	—	—	115,489	—

Total costs and expenses	(41,613)	667,450	853,024	82,651	1,561,512

Earnings (loss) before gain (loss) on disposal of assets, minority interests and income taxes	41,613	6,331	110,048	(93,508)	64,484
Gain (loss) on disposal of assets, net	—	2,209	(1,310)	—	899
Minority interests	—	(3,546)	—	—	(3,546)

Earnings (loss) before income taxes	41,613	4,994	108,738	(93,508)	61,837
Income tax expense	22,288	—	—	—	22,288

Net earnings (loss)	$19,325	$4,994	$108,738	$(93,508)	$39,549

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
(in thousands)

	For the Year Ended September 30, 2005
		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue:
Acute care revenue	$—	$661,972	$516,986	$(8,475)	$1,170,483
Premium revenue	—	—	353,244	—	353,244

Total net revenue	—	661,972	870,230	(8,475)	$1,523,727

Costs and expenses:
Salaries and benefits	—	265,848	176,325	—	442,173
Supplies	—	122,379	62,496	—	184,875
Medical claims	—	—	310,679	(8,475)	302,204
Other operating expenses	—	123,451	88,247	—	211,698
Provision for bad debts	—	78,010	55,860	—	133,870
Rentals and leases	—	11,841	20,909	—	32,750
Interest expense, net	66,002	—	19,207	(19,207)	66,002
Depreciation and amortization	—	43,073	27,964	—	71,037
Management fees	3,791	(11,132)	11,132	—	3,791
Hurricane-related expenses	—	—	4,762	—	4,762
Equity in earnings of affiliates	(119,769)	—	—	119,769	—

Total costs and expenses	(49,976)	633,470	777,581	92,087	1,453,162

Earnings (loss) before loss on disposal of assets, minority interests and income taxes	49,976	28,502	92,649	(100,562)	70,565
Loss on disposal of assets, net	—	(223)	(8)	—	(231)
Minority interests	—	(2,891)	—	—	(2,891)

Earnings (loss) before income taxes	49,976	25,388	92,641	(100,562)	67,443
Income tax expense	26,851	—	—	—	26,851

Net earnings (loss)	$23,125	$25,388	$92,641	$(100,562)	$40,592

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
IASIS Healthcare LLC
Condensed Consolidating Statement of Cash Flows
(in thousands)

	For the Year Ended September 30, 2007
		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net earnings (loss)	$11,497	$363	$122,184	$(92,440)	$41,604
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	45,433	32,268	—	77,701
Amortization of loan costs	2,942	—	—	—	2,942
Minority interests	—	3,988	—	—	3,988
Deferred income taxes	24,245	—	—	—	24,245
Loss on disposal of assets	—	963	401	—	1,364
Loss on extinguishment of debt	5,091	—	—	—	5,091
Equity in earnings of affiliates	(122,548)	—	—	122,548	—
Changes in operating assets and liabilities, net of the effect of acquisitions:
Accounts receivable, net	—	(37,852)	(11,628)	—	(49,480)
Inventories, prepaid expenses and other current assets	—	(2,011)	(3,630)	—	(5,641)
Accounts payable, other accrued expenses and other accrued liabilities	(1,099)	9,353	16,266	—	24,520

Net cash provided by (used in) operating activities	(79,872)	20,237	155,861	30,108	126,334

Cash flows from investing activities
Purchases of property and equipment	—	(45,998)	(149,395)	—	(195,393)
Cash paid for acquisitions	—	(78,083)	(63,502)	—	(141,585)
Proceeds from sale of assets	—	1,026	—	—	1,026
Change in other assets	—	5,430	884	—	6,314

Net cash used in investing activities	—	(117,625)	(212,013)	—	(329,638)

Cash flows from financing activities
Payment of debt and capital lease obligations	(646,663)	(2,037)	(2,080)	—	(650,780)
Proceeds from debt borrowings	778,800	—	—	—	778,800
Debt financing costs incurred	(8,200)	—	—	—	(8,200)
Distribution to parent for debt financing costs	(6,586)	—	—	—	(6,586)
Costs paid for partnership interests	—	(245)	(250)	—	(495)
Change in intercompany balances with affiliates, net	(37,479)	1,100	66,487	(30,108)	—
Distribution of minority interests	—	—	(4,850)	—	(4,850)

Net cash provided by (used in) financing activities	79,872	(1,182)	59,307	(30,108)	107,889

Increase (decrease) in cash and cash equivalents	—	(98,570)	3,155	—	(95,415)
Cash and cash equivalents at beginning of period	—	94,518	897	—	95,415

Cash and cash equivalents at end of period	$—	$(4,052)	$4,052	$—	$—

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
IASIS Healthcare LLC
Condensed Consolidating Statement of Cash Flows
(in thousands)

	For the Year Ended September 30, 2006
		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net earnings (loss)	$19,325	$4,994	$108,738	$(93,508)	$39,549
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	41,456	30,469	—	71,925
Amortization of loan costs	2,960	—	—	—	2,960
Minority interests	—	3,546	—	—	3,546
Deferred income taxes	21,002	—	—	—	21,002
Loss (gain) on disposal of assets	—	(2,209)	1,310	—	(899)
Equity in earnings of affiliates	(115,489)	—	—	115,489	—
Changes in operating assets and liabilities:
Accounts receivable, net	—	(4,428)	(11,568)	—	(15,996)
Inventories, prepaid expenses and other current assets	—	(10,385)	(6,181)	—	(16,566)
Accounts payable, other accrued expenses and other accrued liabilities	1,476	29,247	20,900	—	51,623

Net cash provided by (used in) operating activities	(70,726)	62,221	143,668	21,981	157,144

Cash flows from investing activities
Purchases of property and equipment	—	(49,190)	(97,738)	—	(146,928)
Proceeds from sale of assets	—	147	—	—	147
Change in other assets	—	(144)	742	—	598

Net cash used in investing activities	—	(49,187)	(96,996)	—	(146,183)

Cash flows from financing activities
Payment of debt and capital lease obligations	(4,402)	(2,298)	(1,163)	—	(7,863)
Proceeds from sale of partnership interests	—	1,105	4,622	—	5,727
Change in intercompany balances with affiliates, net	75,128	(5,920)	(47,227)	(21,981)	—
Distribution of minority interests	—	—	(2,507)	—	(2,507)

Net cash provided by (used in) financing activities	70,726	(7,113)	(46,275)	(21,981)	(4,643)

Increase in cash and cash equivalents	—	5,921	397	—	6,318
Cash and cash equivalents at beginning of period	—	88,597	500	—	89,097

Cash and cash equivalents at end of period	$—	$94,518	$897	$—	$95,415

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
IASIS Healthcare LLC
Condensed Consolidating Statement of Cash Flows
(in thousands)

	For the Year Ended September 30, 2005
		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net earnings (loss)	$23,125	$25,388	$92,641	$(100,562)	$40,592
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	43,073	27,964	—	71,037
Amortization of loan costs	5,789	—	—	—	5,789
Minority interests	—	2,891	—	—	2,891
Deferred income taxes	25,600	—	—	—	25,600
Loss on disposal of assets	—	223	8	—	231
Hurricane-related expenses	—	—	4,762	—	4,762
Equity in earnings of affiliates	(119,769)	—	—	119,769	—
Changes in operating assets and liabilities:
Accounts receivable, net	—	2,817	(3,993)	—	(1,176)
Inventories, prepaid expenses and other current assets	—	(4,650)	(2,906)	—	(7,556)
Accounts payable, other accrued expenses and other accrued liabilities	4,668	560	1,755	—	6,983

Net cash provided by (used in) operating activities	(60,587)	70,302	120,231	19,207	149,153

Cash flows from investing activities
Purchases of property and equipment	—	(68,498)	(73,870)	—	(142,368)
Cash paid for acquisitions, including working capital settlement	—	(1,359)	—	—	(1,359)
Investment in joint venture	—	—	(3,732)	—	(3,732)
Change in other assets	—	(4,367)	92	—	(4,275)

Net cash used in investing activities	—	(74,224)	(77,510)	—	(151,734)

Cash flows from financing activities
Payment of debt and capital lease obligations	(7,876)	(1,742)	(1,231)	—	(10,849)
Proceeds from debt borrowings	2,274	—	—	—	2,274
Debt financing costs incurred	(487)	—	—	—	(487)
Proceeds from sale of partnership interests	—	6,027	—	—	6,027
Change in intercompany balances with affiliates, net	66,676	(9,009)	(38,460)	(19,207)	—
Distribution of minority interests	—	—	(4,092)	—	(4,092)

Net cash provided by (used in) financing activities	60,587	(4,724)	(43,783)	(19,207)	(7,127)

Decrease in cash and cash equivalents	—	(8,646)	(1,062)	—	(9,708)
Cash and cash equivalents at beginning of period	—	97,243	1,562	—	98,805

Cash and cash equivalents at end of period	$—	$88,597	$500	$—	$89,097

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
     Evaluations of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2007. Based on this evaluation, the principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports.
     Changes in Internal Control Over Financial Reporting
     During the fourth fiscal quarter of the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
Item 9B. Other Information
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The following table sets forth the name, age and position of the directors and executive officers of IAS and executive officers of IASIS. See “Certain Relationships and Related Transactions.”

Name	Age	Position
David R. White	60	Chairman of the Board and Chief Executive Officer
Sandra K. McRee	51	President and Chief Operating Officer
W. Carl Whitmer	43	Chief Financial Officer
Frank A. Coyle	43	Secretary and General Counsel
James Moake	38	Operations Chief Financial Officer
John M. Doyle	47	Vice President and Chief Accounting Officer
Paul Jenson	59	President, Arizona and Nevada Markets
Kirk Olsen	57	President, Utah Market
James Purcell	56	President, Florida Market
Jim McKinney	54	President, Texas and Louisiana Markets
Steve King	41	Chief Financial Officer, Utah Market
Shane Wells	38	Chief Financial Officer, Florida, Texas and Louisiana Markets
Peter Stanos	44	Vice President, Ethics and Business Practices
Jonathan J. Coslet	43	Director
David Dupree	54	Director
Kirk E. Gorman	57	Director
Curtis S. Lane	50	Director
Todd B. Sisitsky	36	Director
Paul S. Levy	60	Director
Jeffrey C. Lightcap	48	Director
Sharad Mansukani	38	Director

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
     W. Carl Whitmer served as Vice President and Treasurer of IAS from March 2000 through October 2001, and was appointed Chief Financial Officer of IAS effective November 2001. He was appointed Chief Financial Officer of IASIS upon consummation of the Transactions. Prior to joining our company, Mr. Whitmer served as Vice President of Finance and Treasurer of PhyCor Inc., where he was employed from July 1994 through February 2000. Mr. Whitmer’s responsibilities at PhyCor included acquisitions, capital planning and management, investor relations, treasury management and external financial reporting. Prior to joining PhyCor Inc., Mr. Whitmer served as a Senior Manager with the accounting firm of KPMG LLP, where he was employed from July 1986 to July 1994.
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
     Paul Jenson has served as the President of the Arizona Market since July 1, 2007 and has also served as the President of the Nevada Market since October 1, 2007. Prior to that time, Mr. Jenson served as Chief Executive

Officer of St. Luke’s Medical Center, St. Luke’s Behavioral Health Center and Biltmore Surgery Center in Phoenix, Arizona from April 1, 2005 to July 1, 2007. From September 2002 until April 2005, Mr. Jenson served as Chief Executive Officer of HCA-Brunswick Community Hospital. Mr. Jenson has a background of 40 years of experience in healthcare management in locations throughout the United States.
     Kirk Olsen was named President of the Utah Market effective August 2007. He was at Molina Healthcare Inc. from 1999 to 2007, where he served as a Corporate Vice President responsible for national implementation of their Medicare Advantage program and as President and Chief Executive Officer of Molina Healthcare of Utah. Mr. Olsen has worked in state and national healthcare regulatory roles, physician practice management, managed care and hospital administration since 1980. He remains close to his rural roots and actively participates in management of the family owned ranch.
     James Purcell was named President of the Florida Market effective July 2007. Prior to joining the Florida Market, Mr. Purcell spent over twenty years in healthcare leadership in senior staff positions. Prior to joining IASIS, Mr. Purcell was with Vanguard Healthcare and served as Chief Executive Officer of Phoenix Baptist Hospital in Phoenix, AZ. Mr. Purcell was a healthcare consultant for Gerson Lehrman Group from August 2004 through January 2006. Mr. Purcell served as Chief Executive Officer of Town and Country Hospital in Tampa, FL from 2003 to August 2004 and as Chief Executive Officer of Glades General Hospital in Belle Glade, FL from 1999 until 2003. Mr. Purcell holds a MBA in Business Administration from Barry University in Miami, FL. He has maintained an active balance between his community based interests including Habitat for Humanity and his professional development in the healthcare industry.
     Jim McKinney was named President of the Texas Market effective April 2006 and the Louisiana Market effective February 2007. Mr. McKinney also served as President of the Florida Market from July 2006 to July 2007 and President of the Nevada Market from August 2004 to September 2007. He served as Vice President, Operations and Development from April 2004 to August 2004. Before joining IAS, Mr. McKinney was President/Chief Operating Officer for Leland Medical Centers, a hospital development and management corporation. Prior to joining Leland Medical Centers, Mr. McKinney served as President/CEO of Brim Healthcare, Inc., the nation’s second largest hospital management company. While at Brim Healthcare, Inc., Mr. McKinney was responsible for 60 hospitals representing $700 million in net revenue and over 13,000 employees. Additionally, Mr. McKinney has served in numerous operational, management and development positions in hospital systems for the past 30 years.
     Steve King was named Chief Financial Officer of the Utah Market in October 2006. Mr. King served as a Hospital Chief Financial Officer for Baptist Health System in San Antonio, Texas from 2003 to October 2006. From 2000 to 2003, Mr. King worked for Tenet Healthcare Corporation. Mr. King has 17 years of experience in the healthcare industry.
     Shane Wells has served as the Chief Financial Officer for the Texas Market since August 2006, the Florida Market since October 2006 and the Louisiana Market since February 2007. He also served as Chief Financial Officer of the Nevada Market from August 2006 until October 2007. Prior to joining IASIS, Mr. Wells was a hospital Chief Financial Officer with Health Management Associates, Inc.
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
     Jonathan J. Coslet became a Director of IAS upon the consummation of the Transactions. Mr. Coslet is a Senior Partner of TPG, responsible for the firm’s generalist and healthcare investment activities. Mr. Coslet is also a member of the firm’s Investment Committee and Management Committee. Prior to joining TPG in 1993, Mr. Coslet was in the Investment Banking department of Donaldson, Lufkin & Jenrette, specializing in leveraged acquisitions and high yield finance from 1991 to 1993. Mr. Coslet serves on the boards of directors of J.Crew Group, Inc., The Neiman Marcus Group, Inc., PETCO Animal Supplies, Inc. and Biomet, Inc.
     David Dupree became a director of IASIS in April 2007. Mr. Dupree has been Managing Director and Chief Executive Officer of The Halifax Group since 1999. Prior to co-founding Halifax, Mr. Dupree was a Managing Director and Partner with The Carlyle Group, where he was primarily responsible for investments in healthcare and related sectors. Prior to joining The Carlyle Group in 1992, Mr. Dupree was a Principal in Corporate Finance with Montgomery Securities and prior to that, he was Co-Head of Equity Private Placements at Alex Brown & Sons Incorporated. Mr. Dupree also serves as a director of Universal Hospital Services, Inc., a medical equipment lifecycle services company, and Whole Foods Market, Inc., a natural and organic foods supermarket company.
     Kirk E. Gorman was appointed a Director of IAS in August 2004. Mr. Gorman currently serves as Senior Vice President and Chief Financial Officer of Jefferson Health System, a not-for-profit health system based in Radnor, Pennsylvania, which he joined in October 2003. Prior to joining Jefferson Health System, Mr. Gorman served as Senior Vice President and Chief Financial Officer of Universal Health Services, Inc., a public hospital company based in Pennsylvania, from 1987 to February 2003. Mr. Gorman also has 13 years of experience in the banking industry and served as Senior Vice President of Mellon Bank prior to his work in the healthcare industry. Mr. Gorman serves as a director of Care Investment Trust, Inc., a real estate investment and finance company.
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
     Paul S. Levy has been a Director of IAS since October 1999. Mr. Levy is a Senior Managing Director of JLL Partners, Inc., which he founded in 1988. Mr. Levy serves as a director of several companies, including Builders FirstSource, Inc., Patheon Inc. and PGT Inc.
     Jeffrey C. Lightcap has been a Director of IAS since October 1999. Since October 2006, Mr. Lightcap has been a Senior Managing Director of HealthCor Group. Prior to HealthCor Group, Mr. Lightcap was a Senior Managing Director at JLL Partners, which he joined in June 1997. From February 1993 to May 1997, Mr. Lightcap was a Managing Director at Merrill Lynch & Co., Inc., where he was the head of leveraged buyout firm coverage for the mergers and acquisitions group.
     Sharad Mansukani became a Director of IAS in April 2005. Dr. Mansukani serves as a senior advisor of TPG, and serves on the faculty at both the University of Pennsylvania and Temple University School of Medicine. Dr. Mansukani is also chief strategic officer for NationsHealth, Inc., a supplier of prescription drugs. Dr. Mansukani previously served as senior advisor to the Administrator of the Centers for Medicare and Medicaid Services from 2003 to 2005, and as senior vice president and chief medical officer of Health Partners, a non-profit Medicaid and Medicare health plan owned at the time by Philadelphia-area hospitals. Dr. Mansukani completed a residency and fellowship in ophthalmology at the University of Pennsylvania School of Medicine and a fellowship in quality management and managed care at the Wharton School of Business. Dr. Mansukani also serves as a director of Healthspring, Inc.
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
Item 11. Executive Compensation
     We will provide information that is responsive to this Item 11 in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Executive Compensation,” and possibly elsewhere therein. That information is incorporated in this Item 11 by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     We will provide information that is responsive to this Item 12 in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” and possibly elsewhere therein. That information is incorporated in this Item 12 by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
     We will provide information that is responsive to this Item 13 in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Certain Relationships and Related Transactions, and Director Independence” and possibly elsewhere therein. That information is incorporated in this Item 13 by reference.
Item 14. Principal Accountant Fees and Services
     We will provide information that is responsive to this Item 14 in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Principal Accountant Fees and Services,” and possibly elsewhere therein. That information is incorporated in this Item 14 by reference.
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) 1. Financial Statements: See Item 8
2.	Financial Statement Schedules: Not Applicable

3.	Management Contracts and Compensatory Plans and Arrangements
—	Employment Agreement, dated as of May 4, 2004, by and between IASIS Healthcare Corporation and David R. White (1)

—	Employment Agreement, dated as of May 4, 2004, by and between IASIS Healthcare Corporation and Sandra K. McRee (1)

—	Employment Agreement, dated as of May 4, 2004, by and between IASIS Healthcare Corporation and W. Carl Whitmer (1)

—	Form of Roll-over Option Letter Agreement (1)

—	IASIS Healthcare Corporation 2004 Stock Option Plan (1)

—	Form of Management Stockholders Agreement between IAS and each of David R. White, Sandra K. McRee and W. Carl Whitmer (1)

—	Form of Management Stockholders Agreement under IASIS Healthcare Corporation 2004 Stock Option Plan (1)

—	Form of Stock Option Grant Agreement under IASIS Healthcare Corporation 2004 Stock Option Plan (1)

—	Form of Management Stockholders Agreement for Rollover Options (1)

—	IASIS Corporate Incentive Plan (1)

—	IASIS Market Executive Incentive Program (1)

—	Director Compensation and Restricted Share Award Agreement, dated as of February 14, 2005, between IASIS Healthcare Corporation and Kirk Gorman (11)

—	First Amendment to IASIS Healthcare Corporation 2004 Stock Option Plan (12)

—	Director Compensation and Restricted Share Award Agreement, dated as of April 14, 2005, between IASIS Healthcare Corporation and Sharad Mansukani (13)

—	IASIS Healthcare Non-Qualified Deferred Compensation Program (22)
     (b) Exhibits:

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of May 4, 2004, by and among IASIS Investment LLC, Titan Merger Corporation and IASIS Healthcare Corporation (1)

2.2	Indemnification Agreement dated as of May 4, 2004, by and among IASIS Investment LLC, IASIS Healthcare Corporation, and the stockholders and option holders of IASIS Healthcare Corporation listed on the signature pages thereof (2)

2.3	Asset Sale Agreement dated as of January 16, 2004, by and between NLVH, Inc. and IASIS Healthcare Corporation (3)

2.4	Assignment and Assumption of Asset Sale Agreement dated as of January 16, 2004, by and between IASIS Healthcare Corporation and Lake Mead Hospital, Inc. (3)

2.5	Guaranty of Payment and Performance dated as of January 16, 2004, executed by IASIS Healthcare Corporation in favor of NLVH, Inc. (3)

3.1	Certificate of Formation of IASIS Healthcare LLC, as filed with the Secretary of State of the State of Delaware on May 11, 2004 (1)

3.2	Limited Liability Company Agreement of IASIS Healthcare LLC dated as of May 11, 2004 (1)

4.1	Indenture, dated as of June 22, 2004, among IASIS Healthcare LLC, IASIS Capital Corporation, the Subsidiary Guarantors and The Bank of New York Trust Company, N.A., as Trustee (1)

4.2	Form of Notation of Subsidiary Guarantee (1)

4.3	Form of 8 3/4% Senior Subordinated Exchange Note due 2014 (1)

Exhibit No.	Description
4.4	Supplemental Indenture, dated as of June 30, 2004, by and between IASIS Finance Texas Holdings, LLC, IASIS Healthcare LLC, IASIS Capital Corporation, the existing Subsidiary Guarantors and The Bank of New York Trust Company, N.A., as Trustee (1)

4.5	Supplemental Indenture, effective as of August 1, 2005, by and among Cardiovascular Specialty Centers of Utah, LP, IASIS Healthcare LLC, IASIS Capital Corporation, the existing Subsidiary Guarantors and The Bank of New York Trust Company, N.A., as Trustee (15)

4.6	Supplemental Indenture, dated as of July 20, 2006, by and among IASIS Glenwood Regional Medical Center, L.P., IASIS Healthcare LLC, IASIS Capital Corporation, the existing Subsidiary Guarantors and The Bank of New York Trust Company, N.A., as Trustee (22)

4.7	Supplemental Indenture, dated as of July 27, 2006, by and among The Heart Center of Central Phoenix, L.P., IASIS Healthcare LLC, IASIS Capital Corporation, the existing Subsidiary Guarantors and The Bank of New York Trust Company, N.A., as Trustee (22)

10.1	Lease, dated as of July 29, 1977, by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, Inc., as Tenant (4)

10.2	Addendum to Lease entered into by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, Inc., as Tenant (4)

10.3	Conforming Amendment to Lease, dated as of June 10, 1991, by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, Inc., as Tenant (4)

10.4	Amendment to Hospital Lease, dated as of October 31, 2000, by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, L.P., as Tenant (4)

10.5	Amendment to Lease, dated April 30, 2003, by and between Sierra Equities, Inc. and Mesa General Hospital, L.P. (5)

10.6	Letter Agreement effective May 6, 2005, amending Lease by and between Sierra Equities Inc. and Mesa General Hospital, L.P. (6)

10.7	Amended and Restated Pioneer Hospital Lease, dated as of June 28, 2002, by and between Health Care Property Investors, Inc. and Pioneer Valley Hospital, Inc. (7)

10.8	Lease Agreement, dated as of October 6, 2003, between The Dover Centre, LLC and IASIS Healthcare Corporation (8)

10.9	Form of Indemnification Agreement (1)

10.10	Contract between Arizona Health Care Cost Containment System and Health Choice Arizona (including Amendment No. 1 thereto), effective as of October 1, 2003 (5)

10.11	Amendment No. 2 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2003 (8)

10.12	Amendment No. 3 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2003 (8)

10.13	Amendment No. 4 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2003 (8)

Exhibit No.	Description
10.14	Amendment No. 5 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2003 (8)

10.15	Amendment No. 6 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2003 (8)

10.16	Amendment No. 7 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of April 1, 2004 (1)

10.17	Amendment No. 8 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2004 (1)

10.18	Amendment No. 9 to Contact between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2004 (9)

10.19	Amendment No. 10 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2005(17)

10.20	Amendment No. 11 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of September 1, 2005 (14)

10.21	Amendment No. 12 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of January 1, 2006 (14)

10.22	Amendment No. 13 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2005 (15)

10.23	Amendment No. 14 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2005 (15)

10.24	Amendment No. 15 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2006

10.25	Substitute Agreement between the Arizona Health Care Cost Containment System Administration and Health Choice Arizona for the implementation of Executive Order 2006-01 (18)

10.26	Amendment No. 16 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2006 (20)

10.27	Amendment No. 17 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2007

10.28	Purchase and Sale Agreement dated as of December 15, 2003, by and between Rocky Mountain Medical Center, Inc. and Board of Education of the Granite School District (10)

10.29	Letter Agreement dated as of January 26, 2004 by and among Rocky Mountain Medical Center, Inc., Board of Education of Granite School District and Merrill Title Company (10)

10.30	Information System Agreement, dated February 23, 2000, between McKesson Information Solutions LLC and IASIS Healthcare Corporation, as amended (1)**

10.31	Amended and Restated Credit Agreement, dated as of April 27, 2007, by and among IASIS Healthcare LLC, as Borrower, IASIS Healthcare Corporation, as Holdings, Bank of America, N.A., as administrative agent, swingline lender revolving L/C issuer and synthetic L/C issuer and each lender from time to time party thereto (19)

Exhibit No.	Description
10.32	Joinder Agreement, dated as of June 30, 2004, by and between IASIS Finance Texas Holdings, LLC and Bank of America, N.A., as Administrative Agent (1)

10.33	Employment Agreement, dated as of May 4, 2004, by and between IASIS Healthcare Corporation and David R. White (1)

10.34	Employment Agreement, dated as of May 4, 2004, by and between IASIS Healthcare Corporation and Sandra K. McRee (1)

10.35	Employment Agreement, dated as of May 4, 2004, by and between IASIS Healthcare Corporation and W. Carl Whitmer (1)

10.36	Form of Roll-over Option Letter Agreement (1)

10.37	IASIS Healthcare Corporation 2004 Stock Option Plan (1)

10.38	Management Services Agreement dated as of June 22, 2004 by and among IASIS Healthcare LLC, Trimaran Fund II, L.L.C., Trimaran Parallel Fund II, L.P., Trimaran Capital L.L.C., CIBC Employee Private Equity Partners (Trimaran), CIBC MB Inc., JLL Partners Inc., TPG IASIS IV LLC, TPG IASIS III LLC, TPG IASIS Co-Invest I LLC and TPG IASIS Co-Invest II LLC (1)

10.39	Investor Rights Agreement dated as of June 22, 2004, by and between IASIS Investment LLC and IASIS Healthcare Corporation (1)

10.40	Form of Management Stockholders Agreement between IAS and each of David R. White, Sandra K. McRee and W. Carl Whitmer (1)

10.41	Form of Management Stockholders Agreement under IASIS Healthcare Corporation 2004 Stock Option Plan (1)

10.42	Form of Stock Option Grant Agreement under IASIS Healthcare Corporation 2004 Stock Option Plan (1)

10.43	Form of Management Stockholders Agreement for Rollover Options (1)

10.44	IASIS Corporate Incentive Plan (1)

10.45	IASIS Market Executive Incentive Program (1)

10.46	Director Compensation and Restricted Share Award Agreement, dated as of February 14, 2005, between IASIS Healthcare Corporation and Kirk Gorman (11)

10.47	First Amendment to IASIS Healthcare Corporation 2004 Stock Option Plan (12)

10.48	Director Compensation and Restricted Share Award Agreement, dated as of April 14, 2005, between IASIS Healthcare Corporation and Sharad Mansukani (13)

10.49	Asset Purchase Agreement, dated July 20, 2006, by and among Glenwood Regional Medical Center, Glenwood Health Services, Inc., Hospital Service District No. 1 of the Parish of Ouachita, State of Louisiana, IASIS Glenwood Regional Medical Center, L.P. and IASIS Healthcare, LLC (16)

Exhibit No.	Description
10.50	IASIS Healthcare Non-Qualified Deferred Compensation Program (22)

10.51	Joinder Agreement, dated as of July 20, 2006, between IASIS Glenwood Regional Medical Center, L.P. and Bank of America, N.A., as Administrative Agent (22)

10.52	Joinder Agreement, dated as of July 27, 2006, between The Heart Center of Central Phoenix, L.P. and Bank of America, N.A., as Administrative Agent (22)

10.53	Contribution Agreement, dated as of May 9, 2007, by and among Odessa Regional Hospital, LP, Alliance Hospital, Ltd. and Sri-Sai Enterprises, Inc. (21)

14	Code of Ethics (8)

21	Subsidiaries of IASIS Healthcare Corporation

31.1	Certification of Principal Executive Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**	Portions of this exhibit have been omitted and filed separately with the Commission pursuant to a grant of confidential treatment pursuant to Rule 24(b)-2 promulgated under the Securities Exchange Act of 1934, as amended.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-117362).

(2)	Incorporated by reference to IASIS Healthcare Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004.

(3)	Incorporated by reference to IASIS Healthcare Corporation’s Current Report on Form 8-K filed on February 2, 2004.

(4)	Incorporated by reference to IASIS Healthcare Corporation’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

(5)	Incorporated by reference to IASIS Healthcare Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 12, 2005.

(7)	Incorporated by reference to IASIS Healthcare Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002.

(8)	Incorporated by reference to IASIS Healthcare Corporation’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

(10)	Incorporated by reference to IASIS Healthcare Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 18, 2005.

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 22, 2005.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 20, 2005.

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005.

(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006.

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 24, 2006.

(17)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2006.

(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 2, 2007.

(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007.

(21)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 10, 2007.

(22)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IASIS HEALTHCARE LLC

Date: December 21, 2007	By:	/s/ David R. White
David R. White
Chairman of the Board and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David R. White David R. White	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	December 21, 2007

/s/ W. Carl Whitmer W. Carl Whitmer	Chief Financial Officer (Principal Financial Officer)	December 21, 2007

/s/ John M. Doyle John M. Doyle	Chief Accounting Officer (Principal Accounting Officer)	December 21, 2007

Jonathan J. Coslet	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)

/s/ David Dupree David Dupree	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 21, 2007

/s/ Kirk E. Gorman Kirk E. Gorman	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 21, 2007

/s/ Curtis Lane Curtis Lane	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 21, 2007

Todd B. Sisitsky	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)

Signature	Title	Date

/s/ Paul S. Levy Paul S. Levy	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 21, 2007

Jeffrey C. Lightcap	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)

/s/ Sharad Mansukani Sharad Mansukani	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 21, 2007

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT
     No annual report or proxy material has been sent to security holders.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of May 4, 2004, by and among IASIS Investment LLC, Titan Merger Corporation and IASIS Healthcare Corporation (1)

2.2	Indemnification Agreement dated as of May 4, 2004, by and among IASIS Investment LLC, IASIS Healthcare Corporation, and the stockholders and option holders of IASIS Healthcare Corporation listed on the signature pages thereof (2)

2.3	Asset Sale Agreement dated as of January 16, 2004, by and between NLVH, Inc. and IASIS Healthcare Corporation (3)

2.4	Assignment and Assumption of Asset Sale Agreement dated as of January 16, 2004, by and between IASIS Healthcare Corporation and Lake Mead Hospital, Inc. (3)

2.5	Guaranty of Payment and Performance dated as of January 16, 2004, executed by IASIS Healthcare Corporation in favor of NLVH, Inc. (3)

3.1	Certificate of Formation of IASIS Healthcare LLC, as filed with the Secretary of State of the State of Delaware on May 11, 2004 (1)

3.2	Limited Liability Company Agreement of IASIS Healthcare LLC dated as of May 11, 2004 (1)

4.1	Indenture, dated as of June 22, 2004, among IASIS Healthcare LLC, IASIS Capital Corporation, the Subsidiary Guarantors and The Bank of New York Trust Company, N.A., as Trustee (1)

4.2	Form of Notation of Subsidiary Guarantee (1)

4.3	Form of 8 3/4% Senior Subordinated Exchange Note due 2014 (1)

4.4	Supplemental Indenture, dated as of June 30, 2004, by and between IASIS Finance Texas Holdings, LLC, IASIS Healthcare LLC, IASIS Capital Corporation, the existing Subsidiary Guarantors and The Bank of New York Trust Company, N.A., as Trustee (1)

4.5	Supplemental Indenture, effective as of August 1, 2005, by and among Cardiovascular Specialty Centers of Utah, LP, IASIS Healthcare LLC, IASIS Capital Corporation, the existing Subsidiary Guarantors and The Bank of New York Trust Company, N.A., as Trustee (15)

4.6	Supplemental Indenture, dated as of July 20, 2006, by and among IASIS Glenwood Regional Medical Center, L.P., IASIS Healthcare LLC, IASIS Capital Corporation, the existing Subsidiary Guarantors and The Bank of New York Trust Company, N.A., as Trustee (22)

4.7	Supplemental Indenture, dated as of July 27, 2006, by and among The Heart Center of Central Phoenix, L.P., IASIS Healthcare LLC, IASIS Capital Corporation, the existing Subsidiary Guarantors and The Bank of New York Trust Company, N.A., as Trustee (22)

10.1	Lease, dated as of July 29, 1977, by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, Inc., as Tenant (4)

10.2	Addendum to Lease entered into by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, Inc., as Tenant (4)

Exhibit No.	Description
10.3	Conforming Amendment to Lease, dated as of June 10, 1991, by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, Inc., as Tenant (4)

10.4	Amendment to Hospital Lease, dated as of October 31, 2000, by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, L.P., as Tenant (4)

10.5	Amendment to Lease, dated April 30, 2003, by and between Sierra Equities, Inc. and Mesa General Hospital, L.P. (5)

10.6	Letter Agreement effective May 6, 2005, amending Lease by and between Sierra Equities Inc. and Mesa General Hospital, L.P. (6)

10.7	Amended and Restated Pioneer Hospital Lease, dated as of June 28, 2002, by and between Health Care Property Investors, Inc. and Pioneer Valley Hospital, Inc. (7)

10.8	Lease Agreement, dated as of October 6, 2003, between The Dover Centre, LLC and IASIS Healthcare Corporation (8)

10.9	Form of Indemnification Agreement (1)

10.10	Contract between Arizona Health Care Cost Containment System and Health Choice Arizona (including Amendment No. 1 thereto), effective as of October 1, 2003 (5)

10.11	Amendment No. 2 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2003 (8)

10.12	Amendment No. 3 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2003 (8)

10.13	Amendment No. 4 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2003 (8)

10.14	Amendment No. 5 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2003 (8)

10.15	Amendment No. 6 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2003 (8)

10.16	Amendment No. 7 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of April 1, 2004 (1)

10.17	Amendment No. 8 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2004 (1)

10.18	Amendment No. 9 to Contact between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2004 (9)

10.19	Amendment No. 10 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2005(17)

10.20	Amendment No. 11 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of September 1, 2005 (14)

Exhibit No.	Description
10.21	Amendment No. 12 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of January 1, 2006 (14)

10.22	Amendment No. 13 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2005 (15)

10.23	Amendment No. 14 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2005 (15)

10.24	Amendment No. 15 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2006

10.25	Substitute Agreement between the Arizona Health Care Cost Containment System Administration and Health Choice Arizona for the implementation of Executive Order 2006-01 (18)

10.26	Amendment No. 16 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2006 (20)

10.27	Amendment No. 17 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2007

10.28	Purchase and Sale Agreement dated as of December 15, 2003, by and between Rocky Mountain Medical Center, Inc. and Board of Education of the Granite School District (10)

10.29	Letter Agreement dated as of January 26, 2004 by and among Rocky Mountain Medical Center, Inc., Board of Education of Granite School District and Merrill Title Company (10)

10.30	Information System Agreement, dated February 23, 2000, between McKesson Information Solutions LLC and IASIS Healthcare Corporation, as amended (1)**

10.31	Amended and Restated Credit Agreement, dated as of April 27, 2007, by and among IASIS Healthcare LLC, as Borrower, IASIS Healthcare Corporation, as Holdings, Bank of America, N.A., as administrative agent, swingline lender revolving L/C issuer and synthetic L/C issuer and each lender from time to time party thereto (19)

10.32	Joinder Agreement, dated as of June 30, 2004, by and between IASIS Finance Texas Holdings, LLC and Bank of America, N.A., as Administrative Agent (1)

10.33	Employment Agreement, dated as of May 4, 2004, by and between IASIS Healthcare Corporation and David R. White (1)

10.34	Employment Agreement, dated as of May 4, 2004, by and between IASIS Healthcare Corporation and Sandra K. McRee (1)

10.35	Employment Agreement, dated as of May 4, 2004, by and between IASIS Healthcare Corporation and W. Carl Whitmer (1)

10.36	Form of Roll-over Option Letter Agreement (1)

10.37	IASIS Healthcare Corporation 2004 Stock Option Plan (1)

10.38	Management Services Agreement dated as of June 22, 2004 by and among IASIS Healthcare LLC, Trimaran Fund II, L.L.C., Trimaran Parallel Fund II, L.P., Trimaran Capital L.L.C., CIBC Employee Private Equity Partners (Trimaran), CIBC MB Inc., JLL Partners Inc., TPG IASIS IV LLC, TPG IASIS III LLC, TPG IASIS Co-Invest I LLC and TPG IASIS Co-Invest II LLC (1)

Exhibit No.	Description
10.39	Investor Rights Agreement dated as of June 22, 2004, by and between IASIS Investment LLC and IASIS Healthcare Corporation (1)

10.40	Form of Management Stockholders Agreement between IAS and each of David R. White, Sandra K. McRee and W. Carl Whitmer (1)

10.41	Form of Management Stockholders Agreement under IASIS Healthcare Corporation 2004 Stock Option Plan (1)

10.42	Form of Stock Option Grant Agreement under IASIS Healthcare Corporation 2004 Stock Option Plan (1)

10.43	Form of Management Stockholders Agreement for Rollover Options (1)

10.44	IASIS Corporate Incentive Plan (1)

10.45	IASIS Market Executive Incentive Program (1)

10.46	Director Compensation and Restricted Share Award Agreement, dated as of February 14, 2005, between IASIS Healthcare Corporation and Kirk Gorman (11)

10.47	First Amendment to IASIS Healthcare Corporation 2004 Stock Option Plan (12)

10.48	Director Compensation and Restricted Share Award Agreement, dated as of April 14, 2005, between IASIS Healthcare Corporation and Sharad Mansukani (13)

10.49	Asset Purchase Agreement, dated July 20, 2006, by and among Glenwood Regional Medical Center, Glenwood Health Services, Inc., Hospital Service District No. 1 of the Parish of Ouachita, State of Louisiana, IASIS Glenwood Regional Medical Center, L.P. and IASIS Healthcare, LLC (16)

10.50	IASIS Healthcare Non-Qualified Deferred Compensation Program (22)

10.51	Joinder Agreement, dated as of July 20, 2006, between IASIS Glenwood Regional Medical Center, L.P. and Bank of America, N.A., as Administrative Agent (22)

10.52	Joinder Agreement, dated as of July 27, 2006, between The Heart Center of Central Phoenix, L.P. and Bank of America, N.A., as Administrative Agent (22)

10.53	Contribution Agreement, dated as of May 9, 2007, by and among Odessa Regional Hospital, LP, Alliance Hospital, Ltd. and Sri-Sai Enterprises, Inc. (21)

14	Code of Ethics (8)

21	Subsidiaries of IASIS Healthcare Corporation

31.1	Certification of Principal Executive Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**	Portions of this exhibit have been omitted and filed separately with the Commission pursuant to a grant of confidential treatment pursuant to Rule 24(b)-2 promulgated under the Securities Exchange Act of 1934, as amended.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-117362).

(2)	Incorporated by reference to IASIS Healthcare Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004.

(3)	Incorporated by reference to IASIS Healthcare Corporation’s Current Report on Form 8-K filed on February 2, 2004.

(4)	Incorporated by reference to IASIS Healthcare Corporation’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

(5)	Incorporated by reference to IASIS Healthcare Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 12, 2005.

(7)	Incorporated by reference to IASIS Healthcare Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002.

(8)	Incorporated by reference to IASIS Healthcare Corporation’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

(10)	Incorporated by reference to IASIS Healthcare Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 18, 2005.

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 22, 2005.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 20, 2005.

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005.

(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006.

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 24, 2006.

(17)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2006.

(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 2, 2007.

(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007.

(21)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 10, 2007.

(22)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.