Form 10-K/A
period 2007-09-30
IASIS Healthcare LLC
filed 2008-01-28
CIK 1294632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐   NO ☑
     As of January 28, 2008, 100% of the registrant’s common interests outstanding (all of which are privately owned and are not traded on any public market) were owned by IASIS Healthcare Corporation, its sole member.

Explanatory Note
     IASIS Healthcare LLC hereby amends its Annual Report on Form 10-K for the fiscal year ended September 30, 2007, originally filed with the Securities and Exchange Commission (the “SEC”) on December 21, 2007 (the “Original 10-K”), to include the information required to be disclosed by Items 11, 12, 13 and 14 of Part III of Form 10-K. The information set forth in this Amendment No. 1 to the Original 10-K (this “Amendment”) replaces the information set forth in Items 11, 12, 13 and 14 of Part III of the Original 10-K in its entirety. Additionally, Item 15 of Part IV is being amended to include the officer certification of this Amendment. No other Part, Item or section of the Original 10-K is being amended herby.
PART III
Item 11. Executive Compensation.
COMPENSATION DISCUSSION AND ANALYSIS
Executive Summary
     On June 22, 2004, an investor group led by TPG acquired IASIS Healthcare Corporation (“IAS”) through a merger. In order to effect the acquisition, the investor group established IASIS Investment LLC (“IASIS Investment”), and a wholly owned subsidiary of IASIS Investment, which merged with and into IAS. In the merger, IAS issued shares of common and preferred stock to IASIS Investment, which is the sole stockholder of IAS after giving effect to the merger. Prior to the merger, IAS contributed substantially all of its assets and liabilities to IASIS in exchange for all of the equity interests in IASIS. As a result, IAS is a holding company, IASIS is a limited liability company consisting of 100% common interests owned by IAS and IAS’s operations are conducted by IASIS and its subsidiaries. We refer to the merger, the related financing transactions and the applications of the proceeds from the financing transactions as the “Transactions.” As discussed in more detail below, various aspects of named executive officer compensation were negotiated and determined at the time of the Transactions. In addition, since the equity of our company is owned entirely by a group of sophisticated investment funds who also control our board of directors, our compensation structure is largely driven by these investment funds that rely heavily upon their experience and expertise. In addition, our Compensation Committee (the “Committee”) is made up of only two individuals, our Chief Executive Officer and a partner in the TPG group who represents our equity investors and chairs the Committee.
     The Committee’s compensation philosophy is to align the interests of the executive officers with those of the investors while encouraging long term executive retention. Furthermore, the Committee believes that our ability to grow and be successful in the long-term is enhanced by a comprehensive compensation program that includes different types of incentives for attracting, motivating and retaining executives and rewarding outstanding service, including awards that link compensation to applicable performance measures. Under the Compensation Committee’s direction and supervision, we have developed and implemented compensation policies, plans and programs designed to enhance the quality of health care services delivered by our hospitals and increase investor value by closely aligning the financial interests of our named executive officers with those of our investors.
     The compensation structure utilizes not only base salary to compensate our executives competitively, but also heavily relies on annual and long-term incentive compensation to attract and retain highly qualified executives and motivate them to perform to the best of their abilities. In years of outstanding achievement, the Committee believes that our named executive officers should be substantially rewarded for their respective contributions to our success through a combination of incentive-based cash and equity-based awards.

The Executive Compensation Process
     The Compensation Committee
     The Compensation Committee (the “Committee”) of the board oversees our executive compensation program. The Committee’s responsibilities include, but are not limited to, the following:
•	Reviewing and approving our compensation philosophy;

•	Determining executive compensation levels;

•	Annually reviewing and assessing performance goals and objectives for all executive officers, with particular emphasis with respect to the Chief Executive Officer, the Chief Operating Officer and the Chief Financial Officer; and

•	Determining short-term and long-term incentive compensation for all executive officers with particular emphasis with respect to the Chief Executive Officer, the Chief Operating Officer and the Chief Financial Officer.
     Mr. Coslet, the TPG partner on the Committee, makes all decisions with respect to the compensation of Mr. White, the CEO. Annually, the non-executive directors of the board evaluate the performance of the Chief Executive Officer and that evaluation is then communicated to the Chief Executive Officer by Mr. Coslet. Mr. White recommends to Mr. Coslet compensation decisions for Ms. McRee and Mr. Whitmer, our President and Chief Operating Officer and our Chief Financial Officer, respectively. Mr. White and Mr. Coslet discuss these recommendations in detail before reaching a final decision. With respect to the other named executive officers, Mr. White is generally responsible for conducting reviews and making compensation decisions.
     During our fiscal year ended September 30, 2007, the Committee did not rely on the advice or reports of any external compensation consultant in making compensation decisions. As TPG has substantial experience and expertise in executive compensation and in some cases internally employs compensation experts, the Committee may from time to time rely upon such experience, expertise and experts.
     Our Chief Executive Officer, David R. White, as a member of the board of directors of IASIS, is also a member of the Committee and, as discussed above, plays an important role in many compensation decisions. Other named executive officers also attend the Committee meetings and participate only as and if required by the Committee. As discussed above, Mr. White does not participate on behalf of the committee or the board in decisions regarding his own compensation. Any discussion by the Committee regarding compensation for Mr. White or other named executive officers is conducted by the Committee in executive session without such persons in attendance. In addition, the Committee reviews compensation decisions with respect to the Chief Executive Officer, the Chief Operating Officer and the Chief Financial Officer with the full board.
     Benchmarking Process
     The Committee’s process for determining executive compensation is straightforward and, in part, involves consideration of the highly competitive market for executives in the healthcare industry, including review of compensation levels of comparable companies. Management prepares for the Committee informal schedules that compare our cash compensation to the cash compensation offered by certain comparable companies in the acute hospital industry that file such information with the Securities and Exchange Commission. These comparisons are part of the total mix of information used to evaluate base salary, short-term incentive compensation and total cash compensation. The Committee may also, from time to time, rely on analysis performed by TPG that compares the compensation of our executive officers with that of other portfolio companies or private equity backed companies in general. Since one of the objectives of our compensation program is to consistently reward and retain top performers, compensation will also vary depending on individual and company performance.

     Pay for Performance
     The company emphasizes aligning compensation with performance. With respect to our named executive officers, the primary factor that is utilized in structuring annual compensation, including payouts under the short-term incentive plan, is Adjusted EBITDA (as such term is defined in Note 14 to our audited financial statements) compared to the company budget for the previous year. Other factors that may in the Committee’s discretion be considered in certain years include:
•	Adjusted EBITDA year over year growth;

•	Return on capital;

•	Peer group comparisons including comparisons of net revenue growth, expense margins and return on capital;

•	Individual, company or division performance including certain core performance measures;

•	Promotion of an effective, company-wide program that fosters a culture of legal compliance; and

•	Response to unusual or extreme events.
     Another component of the company’s pay for performance compensation philosophy is the significant equty holdings of the named executive officers. All of the named executive officers were granted common stock options at the time of the Transactions and also rolled over equity into the new company as preferred and common rollover options. On April 27, 2007, in connection with a refinancing and recapitalization transaction, $300.0 million in Holdings Senior Paid-in-Kind (“PIK”) Loans were issued by IAS in order to repurchase certain preferred equity from its stockholders based upon accreted per share value. This refinancing and recapitalization transaction was nearly three years after the Transactions and constituted a return on capital event for the preferred equity holders. Accordingly, the named executive officers’ rollover options on preferred stock were canceled in exchange for a cash payment equal to the excess of the accreted per share value of the preferred stock over the exercise price of such options. Additionally, the Committee and the board determined that, consistent with the company’s pay for performance philosophy and in consideration for the company’s performance over the time period that the named executive officers had held the preferred rollover options, certain executive officers, including the named executive officers, received, in recognition of their efforts associated with the increase in equity value of the company since the Transactions, a special compensation bonus. The bonus levels were intended to correlate with each executive’s performance and achievement since the Transactions and were determined by the Committee and Mr. White in a similar manner to the process with respect to annual compensation.
     Internal Pay Equity
     Internal pay equity is not a material factor with respect to the Committee’s compensation decisions. The Committee believes that the variation in compensation among the named executive officers is reasonable in light of each executive’s experience, contribution and importance to the company.
Components of the Executive Compensation Program
     Employment Agreements
     During the process of completing the Transactions, TPG and the other equity investors entered into negotiations regarding employment agreements with Mr. White, Mr. McRee, and Mr. Whitmer. The employment agreements that resulted were heavily negotiated and were influenced in large part by the experience and expertise of TPG and the other equity holders as well as the previous performance and familiarity with the business of the executives. The resulting employment agreements established the foundation of the company’s compensation structure with respect to Mr. White, Ms. McRee, and Mr. Whitmer.

     Base Salary
     Base salary represents the fixed component of our named executive officers’ compensation and is intended to compensate the executive for competence in the executive role. The Committee attempts to maintain base salaries at competitive levels while also reserving a substantial portion of compensation for the other compensation elements that are directly related to company performance. As discussed above, the base salaries for Mr. White, Ms. McRee, and Mr. Whitmer were initially set during employment negotiations surrounding the Transactions and TPG and the other equity investors considered several factors including experience and skills, internal pay equity, level and scope of responsibility, the ability to replace the individual, external peer comparisons at that time, and their experience and knowledge of executive compensation of similarly sized companies within their investment portfolio. Mr. Coyle’s and Mr. Doyle’s initial base salaries following the Transactions were less highly negotiated and were determined by Mr. White in large part based upon the salaries that they were paid prior to the Transactions.
     The Committee annually reviews and adjusts base salaries of the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. Mr. White approves all base salary increases for the other named executive officers with the input of Mr. Whitmer and Ms. McRee. Any base salary increase during this annual process is generally intended to compensate the executive for exceptional performance or contributions, cost of living increases, changes in responsibility, and changes in the competitive landscape. Base salaries may also be adjusted at any time during the year if Mr. Coslet, the Committee, or Mr. White, as relevant, finds it necessary or advisable to maintain a competitive level or to compensate an individual for increased responsibility. During fiscal 2007, Mr. White, Ms. McRee and Mr. Whitmer each received base compensation increases of 5%. Mr. Coyle and Mr. Doyle received increases of 3% and 6.4%, respectively. The 5% increase granted to each of Mr. White, Mr. Whitmer, and Ms. McRee were determined by Mr. Coslet or the Committee, as relevant, to represent the cost of living adjustment necessary for the executives’ base salaries to remain competitive and reflects a reasonable increase given the executives’ continued performance and that there had been no base salary increase for these individuals for two years. Mr. White approved the 3% increase granted to Mr. Coyle in large part to reflect a cost of living adjustment and after taking into consideration his recent significant base salary increase. Mr. White approved the 6.4% increase for Mr. Doyle based upon a cost of living adjustment and his assumption of additional responsibilities as Chief Accounting Officer.
     Short-Term Incentive Compensation
     Our named executive officers have the opportunity to earn cash incentive awards based upon the level of achievement of financial performance metrics. The range of potential payouts for Mr. White, Mr. Whitmer, and Ms. McRee are set forth in their employment agreements and, as discussed above, were highly negotiated during the Transactions. Mr. Coyle and Mr. Doyle have only target bonus levels that have been approved by Mr. White as representing a competitive level and significantly aligning the interests of these executive officers with those of the investors.
     Before the end of the first quarter of the relevant fiscal year, the company, with the input of members of the board of directors and the investors, establishes target levels for Adjusted EBITDA (as such term is defined in Note 14 to the company’s audited financial statements) that are used both for compensation and budgeting purposes. The company’s performance during the year versus the Adjusted EBITDA target levels is the primary factor in calculating the short-term incentive compensation paid to the named executive officers. The Committee has chosen Adjusted EBITDA as the primary financial metric used to calculate short term incentive compensation payouts because it believes it provides an effective measure of the company’s financial health and the creation of long-term equity value.
     Annual incentive target awards to our named executive officers vary depending on the company’s performance against the target levels for Adjusted EBITDA, as follows:

Annual Incentive Target Award Ranges (as a Percentage of Base Salary) for Fiscal 2007

	Threshold	Budget	Maximum
David R. White	20%	100%	200%
W. Carl Whitmer	10%	50%	100%
Sandra K. McRee	10%	50%	100%
Frank A. Coyle	—	35%	—
John M. Doyle	—	50%	—
     While the primary factor in calculating short-term incentive compensation payouts for Mr. White, Mr. Whitmer, and Ms. McRee is Adjusted EBITDA, Mr. Coslet or the Committee, as relevant, may consider, in its discretion, other factors in awarding annual incentive compensation to these individuals, including:
•	Adjusted EBITDA year over year growth;

•	Return on capital;

•	Peer group comparisons including comparisons of net revenue growth, expense margins and return on capital;

•	Individual, company or division performance including certain core performance measures;

•	Promotion of an effective, company-wide program that fosters a culture of legal compliance; and

•	Response to unusual or extreme events.
     While the primary factor in calculating short-term incentive compensation payouts for Mr. Coyle and Mr. Doyle is also Adjusted EBITDA and the awards are generally either paid or not paid based upon meeting the budgeted level, Mr. White, Ms. McRee, and Mr. Whitmer may consider quality and customer service metrics, cash collections, certain operational and individual goals, as well as any of the factors listed above, in either adjusting the level of payout or whether a payout is made.
     In fiscal 2007, the Adjusted EBITDA target was the primary factor considered in awarding payment under the short-term incentive plan to the named executive officers. However, Mr. Coslet and the Committee, as relevant, also considered the company’s financial performance compared with peer companies and individual achievements. As a result, the Committee granted awards at the maximum levels to Ms. McRee and Mr. Whitmer and approximately 150% for Mr. White. The payments to Messrs. Coyle and Doyle under the short-term incentive plan were consistent with their target incentive compensation levels.
     Long-Term Incentive Compensation
     Our executive officer compensation has a substantial equity component as we believe superior equity investors’ returns are achieved through a culture that focuses on long-term performance by our named executive officers and other key associates. By providing our executives with an equity stake in the company, we are better able to align the interests of our named executive officers and our equity holders. As discussed above, at the time of the Transactions, the named executive officers each received common stock options granted under the 2004 Option Plan and rolled over certain equity into preferred and common stock options. The preferred stock options were cashed out during fiscal 2007 in conjunction with the equity repurchase from the proceeds of the PIK loans which provided the named executive officers some return on their otherwise illiquid equity holdings in the company.
     Additionally, the Committee and the board determined that, consistent with the company’s pay for performance philosophy and in consideration for the company’s performance over the time period that the named executive officers had held the preferred rollover options, certain executive officers, including the named executive officers, received, in recognition of their efforts associated with the increase in equity value of the company since the Transactions, a special compensation bonus. The bonus levels were intended to correlate with each executive’s performance and achievement since the Transactions and were determined by the Committee and Mr. White in a similar manner to the process with respect to annual compensation.
     The company also maintains the IAS 2004 Stock Option Plan and from time to time may grant additional options to the named executive officers pursuant to this plan. In making long-term equity incentive grants to the named executive officers, certain factors are considered, including but not limited to, the present ownership levels of the Named executive officers and the level of the executive’s total compensation package compared to peer companies. It is the responsibility of Mr. Coslet to recommend grants to the Committee for Mr. White, Mr. White to recommend grants to the Committee for Ms. McRee and Mr. Whitmer, and Mr. White, Ms. McRee or Mr. Whitmer to recommend grants to the Committee for Mr. Coyle and Mr. Doyle. No grants were made to the named executive officers in fiscal 2007.
     Generally, the exercise price of an option grant is set at the fair market value of a share of the common stock as of the grant date, as determined by the IAS board of directors in good faith and, as necessary, supplemented and supported by an independent third party valuation. The company has no formal practices regarding the timing of option grants but the company is in the process of developing a more standardized option granting process.
     Due to the current equity structure of the company, an optionee is expected at the time of grant to enter into an agreement that will generally provide that for the 90-day period following the later of (i) a termination of employment or (ii) six months and one day following the date that shares of common stock were acquired pursuant to the exercise of the option, the company has the right to repurchase each share then owned by the participant at fair value, as determined in good faith by the IAS board of directors.
     Non-qualified Executive Savings Plan
     We introduced our non-qualified executive savings plan July 1, 2006. The plan is a voluntary, tax-deferred savings vehicle that is available to those employees, including physicians, earning a minimum base salary ($106,000 in 2007). The executive savings plan was implemented in order to contribute to the recruitment and retention of key executives by providing the ability to defer additional pre-tax compensation in excess of the limits allowed by the company’s 401(k) plan.
     An eligible employee must contribute the maximum allowed by law to the IASIS 401(k) Plan in order to participate in the non-qualified executive savings plan. There are two types of deferrals available under the plan: excess deferrals and additional deferrals. Excess deferrals are contributions that are deposited into the non-qualified executive savings plan because either (a) the participant’s earnings have exceeded $225,000 and/or (b) the participant’s deferrals into the 401(k) retirement plan have reached a dollar limit stipulated by the IRS ($15,500 in 2007). Excess deferrals are automatically deposited into the nonqualified executive savings plan if these limits are reached. Physician excess deferrals are not matched. Executive excess deferrals are matched at the same rate as contributions to the 401(k) retirement plan. There is a five-year service requirement for participants to vest in the IASIS excess matching contributions. Currently, only one of the named executive officers, Frank A. Coyle, participates in the plan and the company’s matching contribution with respect to his excess deferrals was $6,277 in fiscal 2007.
     Additional deferrals are contributions to the non-qualified executive savings plan that are independent of a participant’s 401(k) contribution election. These contributions are voluntary and are capped according to applicable IRS guidelines for such a plan.
     The non-qualified executive savings plan offers a range of investment options that act as “benchmark funds.” Benchmark funds are defined as the investment fund or funds used to represent the performance and current deemed balance of a participant’s non-qualified account, which is considered a notional deferred compensation account. Contributions become part of our general assets. Investment options under the non-qualified executive savings plan are the same as those available under the IASIS 401(k) plan.

     Severance and Change in Control Agreements
     Messrs. White and Whitmer and Ms. McRee, entered into employment agreements in connection with the Transactions, which agreements provide, among other things, for each executive’s rights upon a termination of employment. We believe that reasonable and appropriate severance and change in control benefits are appropriate in order to be competitive in our executive retention efforts. In agreeing to these benefits, the board recognized that it may be difficult for such executives to find comparable employment within a short period of time. In addition, the board recognized that formalized severance and change in control arrangements are common benefits offered by employers competing for similar senior executive talent. For example, the tax gross-up feature of Mr. White’s employment agreement was included because it is commonly offered by our peer companies as part of their executive compensation upon termination of employment. Finally, while Mr. White and Ms. McRee can unilaterally trigger their severance provisions by submitting their resignations within twelve months following a change in control, these provisions were specifically negotiated by Mr. White and Ms. McRee and the board ultimately determined they were reasonable given the importance of the executives to the company. Information regarding applicable payments under such agreements for the named executive officers is provided under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” and “Potential Payments Upon Termination or Change in Control.”
     Perquisites
     From time to time the company agrees to provide certain executives with perquisites. The company provides these perquisites on a limited basis in order to attract key talent and to enhance business efficiency. We believe these perquisites are in line with market practice. For fiscal 2007, we provided the named executive officers with the following perquisite:
     Group term life insurance premiums. The company paid insurance premiums with respect to group term life insurance for the named executive officers.
     The cost incurred by the company for this perquisite is detailed in the footnotes to the Summary Compensation Table.
     Impact of Tax and Accounting Rules
     The forms of our executive compensation are largely dictated by our capital structure and have not been designed to achieve any particular accounting treatment. We do take tax considerations into account, both to avoid tax disadvantages, and obtain tax advantages where reasonably possible consistent with our compensation goals. (Tax advantages for our executives benefit us by reducing the overall compensation we must pay to provide the same after-tax income to our executives.) Thus our severance pay plans are designed or are being reviewed to take account of and avoid “parachute” excise taxes under Section 280G of the Internal Revenue Code. Since we currently have no publicly traded equity interests, we are not currently subject to the $1,000,000 limitation on deductions for certain executive compensation under Section 162(m) of the Internal Revenue Code, though that rule will be considered if our equity interests become publicly traded. Incentives paid to executives under our annual incentive plan are taxable at the time paid to our executives.
     The expenses associated with the stock options issued by us to IAS executive officers and other key employees are reflected in our consolidated financial statements. In the first quarter of the fiscal year ended September 30, 2007, we began accounting for these stock-based payments in accordance with the requirements of SFAS 123(R), which requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the consolidated financial statements based on their fair values.
     We previously accounted for these awards under the provisions of SFAS 123, which allowed us to estimate the fair value of options using the minimum value method.

     Recovery of Certain Awards
     We do not have a formal policy for recovery of annual incentives paid on the basis of financial results which are subsequently restated. Under the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer must forfeit incentive compensation paid on the basis of previously issued financial statements for which they were responsible and which have to be restated due to such officers’ actions. If the situation arises, we would consider our course of action in light of the particular facts and circumstances, including the culpability of the individuals involved.
     Compensation Committee Conclusion
     The Compensation Committee’s philosophy for an executive officer for fiscal 2007 was intended to reflect the unique attributes of our company and each employee individually in the context of our pay positioning policies, emphasizing an overall analysis of the executive’s performance for the prior year, projected role and responsibilities, required impact on execution of our strategy, vulnerability to recruitment by other companies, external pay practices, total cash compensation and equity positioning internally, current equity holdings, and other factors the Compensation Committee deemed appropriate. We believe our approach to executive compensation emphasized significant time and performance-based elements intended to promote long term investor value and strongly aligned the interests of our executive officers with those of investors.
     Compensation Committee Report
     The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based upon the review and discussions, the Compensation Committee directed that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.
Compensation Committee:
Jonathan J. Coslet
David R. White

     Summary Compensation Table
     The following table sets forth, for the fiscal year ended September 30, 2007, the compensation earned by the Principal Executive Officer and Principal Financial Officer and our other three most highly compensated executive officers during 2007. We refer to these persons as our named executive officers. “Salary” accounted for approximately 22% of the total compensation of the named executives, “Bonus” accounted for approximately 28% of total compensation, equity-based incentive compensation accounted for 0% of total compensation, non-equity incentive compensation accounted for approximately 23% of total compensation and all other compensation accounted for approximately 27% of total compensation. There are no above-market or preferential earnings on deferred compensation. Consequently, the table does not include earnings on deferred amounts. None of the named executive officers is eligible for pension benefits as the company does not have a defined benefit program.

						Change in
						Pension Value
						and
					Non-Equity	Nonqualified
				Option	Incentive Plan	Deferred	All Other
		Salary	Bonus	Awards	Compensation	Compensation	Compensation
Name and Principal Position	Year	($)	($)(2)	($)(1)	($)(3)	Earnings ($)	($)(4)	Total ($)

David R. White Chairman of the Board & Chief Executive Officer	2007	786,042	1,000,000	—	1,169,063	—	1,164,462	4,113,573
Sandra K. McRee President and Chief Operating Officer	2007	525,525	800,000	—	525,525	—	853,940	2,704,990
W. Carl Whitmer Chief Financial Officer	2007	468,481	800,000	—	468,481	—	679,394	2,416,356
Frank A. Coyle Secretary and General Counsel	2007	327,276	150,000	—	114,547	—	117,024	708,847
John M. Doyle Vice President and Chief Accounting Officer	2007	246,250	150,000	—	123,125	—	76,539	595,914

1	Using the prospective transition method upon adoption of SFAS 123(R), the company has implemented the fair value recognition provisions requiring all share-based payments to employees granted on or after October 1, 2006, including grants of employee stock options, to be recognized in the income statement based on their fair values. In accordance with the provisions of SFAS 123(R), the company has elected to use the Black-Scholes-Merton model in determining the fair value of its share-based payments. The fair value of compensation costs will be amortized on a straight-line basis over the requisite service periods of the awards, generally equal to the awards’ vesting periods. See the section regarding stock based compensation in Note 2 to the audited financial statements, “Significant Accounting Policies” for additional information.

2.	In connection with the refinancing and recapitalization transaction, certain executive officers, including the named executive officers, received, in recognition of their efforts associated with the increase in equity value of the company since the Transactions, a special one-time compensation bonus. The named executive officer’s respective bonus is represented in this column.

3.	Represents compensation for 2007 to the named executive officers made pursuant to the company’s short-term incentive bonus plan.

4.	All other compensation in the Summary Compensation Table for fiscal 2007 consisted of the following:

	David	Sandra	Carl	Frank	John
	White	McRee	Whitmer	Coyle	Doyle

Payment to cancel preferred stock rollover options (i)	$1,157,033	$848,837	$674,504	$103,770	$70,563
Matching contributions (ii)	4,175	3,861	4,388	12,925	5,625
Group term life insurance premiums (iii)	3,254	1,242	502	329	351

Totals	$1,164,462	$853,940	$679,394	$117,024	$76,539

(i)	Represents cash payments made in connection with the refinancing and recapitalization transaction in April 2007.

(ii)	Represents total company contributions to each named executive officer’s accounts in the IASIS 401(k) Plan. With respect to Mr. Coyle, amount also includes $6,277 in company contributions to his account in the company’s non-qualified executive savings plan.

(iii)	Represents insurance premiums paid by the company with respect to group term life insurance for the named executive officer.
Grants of Plan-Based Awards in Fiscal Year 2007

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
	Threshold	Target	Maximum
Name of Executive	($)	($)	($)
David R White	172,929	786,042	1,572,084
Sandra K. McRee	52,553	262,763	525,525
W. Carl Whitmer	46,848	234,241	468,481
Frank A Coyle	—	114,547	—
John M. Doyle	—	123,125	—

1.	Awards made under the 2007 Short Term Incentive Plan
Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table
     Employment Agreements
     On May 4, 2004, we entered into five-year employment agreements that commenced upon the consummation of the Transactions with Mr.White, Ms. McRee, and Mr. Whitmer. Mr. White’s employment agreement provided for an initial base salary of $700,000 each year. Ms. McRee’s employment agreement provided for an initial base salary of $468,000 per year. Mr. Whitmer’s employment agreement provided for an initial base salary of $417,200 each year. Mr. White is entitled to receive an annual target bonus of up to 100% of his base salary and an annual maximum bonus of up to 200% of his base salary based upon the achievement of certain performance objectives set annually by the IAS board of directors. Ms. McRee and Mr. Whitmer also are entitled to receive an annual target bonus of up to 50% of their base salaries and an annual maximum bonus of up to 100% of their base salaries based upon the achievement of certain performance objectives set annually by the IAS board of directors. The base salaries of Mr. White, Ms. McRee and Mr. Whitmer have been increased over time from the initial amounts set forth in such agreements pursuant to the process discussed below.
     By the terms of their employment agreements, upon the consummation of the Transactions, Mr. White was granted an option to purchase 2% of the total outstanding common stock of IAS, and each of Ms. McRee and Mr. Whitmer were granted options to purchase 0.8% of the total outstanding common stock of IAS under the IAS 2004 Stock Option Plan. Mr. White’s options vest in four equal installments on each anniversary of the closing of the

Transactions and Ms. McRee and Mr. Whitmer’s options vest in five equal installments on each anniversary of the closing of the Transactions.
     While Mr. Coyle and Mr. Doyle do not have employment agreements, at the time of the Transactions, their base salaries were individually negotiated with Mr. White and they have been adjusted over time pursuant to the process below. Mr. Coyle and Mr. Doyle are also entitled to participate in a short-term compensation program on similar terms to the other executive officers and as described below. Mr. Coyle and Mr. Doyle additionally received option grants at the time of the Transactions that were on similar terms to those granted to Ms. McRee and Mr. Whitmer and which were in addition to their rollover options. Mr. Coyle and Mr. Doyle have no severance or change in control protection besides the protections included in the terms of their option grants.
     The 2004 Stock Option Plan
     All outstanding options are pursuant to the IAS 2004 Stock Option Plan. Generally, the exercise price of the options will equal the fair market value of a share of the common stock as of the grant date as determined by the IAS board of directors. Upon a change in control, the options will become 100% vested if the participant’s employment is terminated without “cause” or by the participant for good reason within the 2-year period immediately following such change in control. On a termination of a participant’s employment, unvested options automatically expire and vested options expire on the earlier of (i) the commencement of business on the date the employment is terminated for “cause”; (ii) 90 days after the date employment is terminated for any reason other than cause, death or disability; (iii) one year after the date employment is terminated by reason of death or disability; or (iv) the 10th anniversary of the grant date for such option.
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
     The maximum number of shares of IAS common stock that may be issued pursuant to options granted under the plan is 2,048,650; provided, however, that on each anniversary of the closing of the Transactions prior to an initial public offering, an additional 146,000 shares of common stock will be available for grant.
     The terms and conditions applicable to options are set forth by the committee in each individual option agreement. However, no option granted under this plan may expire later than ten years from its date of grant. In addition, the committee may not grant incentive stock options to any person who is not our employee on the date of the grant, and the exercise price of an incentive stock option cannot be less than the fair market value of a share of IAS common stock on the date of its grant. The exercise price of an incentive stock option granted to a stockholder who owns at the time of the grant shares of IAS common stock with more than ten percent of the total combined voting power of all classes of IAS capital stock cannot be less than 110% of the fair market value of a share of IAS common stock on the date of the grant and the exercise period shall not exceed five years from the date of the grant. Furthermore, the aggregate fair market value of the shares of IAS common stock for which incentive stock options granted under this plan or any other stock option plan, determined as of the date of grant, that become exercisable for the first time by any person during any calendar year may not exceed $100,000. Any incentive stock options granted in excess of this limitation will be treated for all purposes as non-qualified stock options. As of September 30, 2007, we had no incentive stock options outstanding.
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
     As of September 30, 2007, options to purchase a total of 1,491,125 shares had been granted and were outstanding under this plan, of which 792,001 were then vested and exercisable.

Outstanding Equity Awards at Fiscal 2007 Year-End
     The following table summarizes the outstanding equity awards held by each named executive officer at September 30, 2007.

	Option Awards
	Number of		Number of
	Securities		Securities
	Underlying		Underlying
	Unexercised		Unexercised	Option	Option
	Options (#)		Options (#)	Exercise	Expiration
Name	Exercisable		Unexercisable	Price ($)	Date
(a)	(b)		(c)	(d)	(e)
David R. White	219,000		73,000	20.00	6/23/14
	97,000		97,000	20.00	3/22/15
	1,100		4,400	35.68	4/1/16
	30,826	(1)	—	8.75	4/30/10
	29,832	(1)	—	8.75	11/30/10
Sandra K. McRee	70,080		46,720	20.00	6/23/14
	34,080		51,120	20.00	3/22/15
	650		2,600	35.68	4/1/16
	44,501	(1)	—	8.75	5/31/11
W. Carl Whitmer	70,080		46,720	20.00	6/23/14
	34,080		51,120	20.00	3/22/15
	650		2,600	35.68	4/1/16
	5,073	(1)	—	8.75	11/30/10
	30,288	(1)	—	8.75	10/31/11
Frank A. Coyle	18,000		12,000	20.00	9/9/14
	12,000		18,000	20.00	3/22/15
	2,000		8,000	35.68	4/1/16
	5,440	(1)	—	8.75	4/30/10
John M. Doyle	10,980		7,320	20.00	9/9/14
	2,680		4,020	20.00	3/22/15
	2,600		10,400	35.68	4/1/16
	3,699	(1)	—	8.75	6/16/12

1.	Represents fully vested options issued in connection with the Transactions

Option Award Vesting Schedule for David R. White

Grant Date	Vesting Schedule
6/23/04	25% vests each year for four years from date of grant
3/22/2005	25% vests each year for four years from date of grant
4/1/2006	25% vests each year for four years from date of grant
Option Award Vesting Schedule
Named Executive Officers except David R. White

Grant Date	Vesting Schedule
6/23/04	20% vests each year for five years from date of grant
9/9/2004	20% vests each year for five years from date of grant
3/22/2005	20% vests each year for five years from date of grant
4/1/2006	20% vests each year for five years from date of grant
Option Exercises and Stock Vested for Fiscal 2007

Option Awards
	Number of Preferred Shares	Value
Executive	Underlying Rollover Options	Realized(1)($)
David R. White	1,213.17	1,157,033
Sandra K. McRee	890.02	848,837
W. Carl Whitmer	707.23	674,504
Frank A. Coyle	108.80	103,770
John M. Doyle	73.99	70,563

1.	Represents the cash payment made by the company equal to the excess of the accreted per share value of the preferred stock over the exercise price of the preferred stock rollover options.
Pension Benefits
     We maintain a 401(k) plan as previously discussed in the Compensation Discussion and Analysis. We do not maintain any defined benefit plans.

Nonqualified Deferred Compensation for Fiscal 2007
     Amounts shown in the table below are attributable to our non-qualified executive savings plan introduced on July 1, 2006.

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions in	Contributions	Earnings	Withdrawals/	Balance
	Last FY	in Last FY	in Last FY	Distributions	at Last FYE
Name	($)	($)	($)	($)	($)
Frank A. Coyle	55,642	6,277 (1)	12,231	—	85,278

1.	Our contribution of $6,277 to the nonqualified deferred compensation plan in 2007 is included in the Summary Compensation Table for 2007 in the “All Other Compensation” column.
     We introduced our non-qualified executive savings plan July 1, 2006. The plan is a voluntary, tax-deferred savings vehicle that is available to those employees, including physicians, earning a minimum base salary ($106,000 in 2007). The executive savings plan was implemented in order to contribute to the recruitment and retention of key executives by providing the ability to defer additional pre-tax compensation in excess of the limits allowed by the company’s 401(k) plan.
     An eligible employee must contribute the maximum allowed by law to the IASIS 401(k) Retirement Savings Plan in order to participate in the non-qualified executive savings plan. There are two types of deferrals available under the plan: excess deferrals and additional deferrals. Excess deferrals are contributions that are deposited into the non-qualified executive savings plan because either (a) the participant’s earnings have exceeded $225,000 and/or (b) the participant’s deferrals into the 401(k) retirement plan have reached a dollar limit stipulated by the IRS ($15,500 in 2007). Excess deferrals are automatically deposited into the nonqualified executive savings plan if these limits are reached. Physician excess deferrals are not matched. Executive excess deferrals are matched at the same rate as contributions to the 401(k) retirement plan. There is a five-year service requirement for participants to vest in the IASIS excess matching contributions. Currently, only one of the named executive officers, Frank A. Coyle, participates in the plan and the company’s matching contribution with respect to his excess deferrals was $6,277 in fiscal 2007.
     Additional deferrals are contributions to the non-qualified executive savings plan that are independent of a participant’s 401(k) contribution election. These contributions are voluntary and are capped according to applicable IRS guidelines for such a plan.
     The non-qualified executive savings plan offers a range of investment options that act as “benchmark funds.” Benchmark funds are defined as the investment fund or funds used to represent the performance and current deemed balance of a participant’s non-qualified account, which is considered a notional deferred compensation account. Contributions become part of our general assets. Investment options under the Non-qualified Executive Savings Plan are the same as those available under the IASIS 401(k) plan.
Employment Agreements
     Messrs. White and Whitmer and Mrs. McRee, entered into employment agreements in connection with the Transactions. Information regarding these employment agreements is provided under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” and “Potential Payments Upon Termination or Change of Control.”

Potential Payments Upon Termination or Change in Control
     The Employment Agreements
     Messrs. White and Whitmer and Ms. McRee have employment agreements in place that require payment upon certain termination events including, in certain circumstances, a change of control. Mr. Coyle and Mr. Doyle have no severance or change of control protection besides the protections included in the terms of their option grants.
     Death
     The employment agreements provide that the respective estates of Mr. White, Ms. McRee and Mr. Whitmer will receive the following upon the death such named executive officer:
(i) all base salary and benefits to be paid or provided to the executive through the date of death;
(ii) a severance amount equal to the executive’s base salary at the then-current rate of base salary;
(iii) to the extent applicable, an amount equal to the pro rata bonus;
(iv) in the event that the executive’s spouse or heirs are entitled to receive a payment with respect to the pro rata bonus, they will also be entitled to an additional severance amount equal to one hundred percent (100%) of the pro rata bonus;
(v) the company will also provide the executive’s eligible dependents continued health and medical benefits through the date one year after the date of death; the company may satisfy this obligation by paying such dependents’ health and medical continuation coverage (“COBRA”) premium payments (with the dependents paying the portion of such COBRA payments that the executive was required to pay with respect to such dependents prior to the date of death); and
(vi) additionally, all of the executive’s options to purchase shares of capital stock of IAS which are unvested as of the date of death but otherwise scheduled to vest on the first vesting date scheduled to occur following the date of death, will immediately vest and become exercisable while all remaining unvested options will terminate as of the date of death. Where the executive’s spouse or heirs are entitled to receive a payment with respect to the pro rata bonus, all of the vested options must be exercised by the executive’s spouse or heirs within two years following the date of death or they will terminate. If the executive’s spouse or heirs are not entitled to receive a payment with respect to the pro rata bonus, all of the vested options must be exercised by the executive’s spouse or heirs within one year following the date of death or they will terminate.
     Disability
     The employment agreements provide that Mr. White, Ms. McRee and Mr. Whitmer will receive the following upon the disability of such named executive officer:
(i) all base salary and benefits to be paid or provided to the executive through the date of disability;
(ii) a severance amount equal to the executive’s base salary at the then-current rate of base salary provided, however, that in the event the date of termination is the date of delivery of the final required physician’s opinion that the executive will be disabled for 6 consecutive months, the payment with respect to base salary, together with all base salary paid to the executive following the first date that the executive was disabled will equal one hundred and fifty percent (150%) of the executive’s base salary and; provided, further, that amounts payable to the executive must be reduced by the proceeds of any short or long-term disability payments to which the executive may be entitled during such period under policies maintained at the expense of the company;

(iii) to the extent applicable, an amount equal to the pro rata bonus; if the executive is eligible for such a pro rata bonus, the executive is also entitled to an additional severance amount equal to the pro rata bonus;
(iv) the company will pay for the executive and his eligible dependents’ continued health and medical benefits through the date one year after the date of termination (provided, however, that in the event that the date of termination is the date of delivery of the final physician’s opinion referred to above, the company will provide health and medical benefits through the date that is eighteen (18) months following the first date that Executive was unable to perform his duties; the company may satisfy this obligation by paying COBRA premium payments with respect to the executive and his eligible dependents (with the executive paying the portion of such COBRA payments that executive was required to pay prior to the date of termination); and
(v) additionally, all of the executive’s options to purchase shares of capital stock of IAS which are unvested as of the date of termination but otherwise scheduled to vest on the first vesting date scheduled to occur following the date of termination, will immediately vest and become exercisable while all remaining unvested options will terminate as of the date of termination. Where the executive is entitled to receive a payment with respect to the pro rata bonus, all of the vested options must be exercised by the executive within two years following the date of termination or the options will terminate. If the executive is not entitled to receive a payment with respect to the pro rata bonus, all of the vested options must be exercised by the executive within one year following the date of termination or the options will terminate.
     Termination by the Company for Cause
     Upon termination for cause, the executive will be entitled to receive all base salary and benefits to be paid or provided to the executive through the date of termination.
     By the Company without Cause
     The employment agreements provide that Mr. White, Ms. McRee and Mr. Whitmer will receive the following upon the termination by the company without cause of such named executive officer:
(i) all base salary and benefits to be paid or provided to the executive through the date of termination;
(ii) a severance amount equal to two hundred percent (200%) of the executive’s base salary at the then-current rate of base salary;
(iii) to the extent applicable, an amount equal to the pro rata bonus;
(iv) in the event that the executive is entitled to receive a payment with respect to the pro rata bonus, an additional severance amount equal to two hundred percent (200%) of the pro rata bonus;
(v) a lump sum payment equal to the then present value of all major medical, disability and life insurance coverage through the date two years after the date of termination, provided that under such circumstances the executive shall make all COBRA premium payments on his own behalf; and
(vi) additionally, all of the executive’s options to purchase shares of capital stock of IAS which are unvested as of the date of termination but otherwise scheduled to vest on the first vesting date scheduled to occur following the date of termination, will immediately vest and become exercisable while all remaining unvested options will terminate as of the date of termination. Where the executive is entitled to receive a payment with respect to the pro rata bonus, all of the vested options must be exercised by the executive within two years following the date of termination or the options will terminate. If the executive is not entitled to receive a payment with respect to the pro rata bonus, all of the vested options must be exercised by the executive within one year following the date of termination or the options will terminate.

     By the Executive for Good Reason
     The employment agreements provide that Mr. White, Ms. McRee and Mr. Whitmer will receive the following upon the resignation by such executive for good reason:
(i) all base salary and benefits to be paid or provided to the executive through the date of Termination;
(ii) an amount equal to two hundred percent (200%) of the executive’s base salary at the then-current rate of base salary;
(iii) to the extent applicable, an amount equal to the pro rata bonus;
(iv) in the event that the executive is entitled to receive a payment with respect to the pro rata bonus, an additional severance amount equal to two hundred percent (200%) of the pro rata bonus
(v) a lump sum payment equal to the then present value of all major medical, disability and life insurance coverage through the date two years after the date of termination, provided that under such circumstances the executive shall make all COBRA premium payments on his own behalf; and
(vi) additionally, all of the executive’s options to purchase shares of capital stock of IAS which are unvested as of the date of termination but otherwise scheduled to vest on the first vesting date scheduled to occur following the date of termination, will immediately vest and become exercisable while all remaining unvested options will terminate as of the date of termination. Where the executive is entitled to receive a payment with respect to the pro rata bonus, all of the vested options must be exercised by the executive within two years following the date of termination or the options will terminate. If the executive is not entitled to receive a payment with respect to the pro rata bonus, all of the vested options must be exercised by the executive within one year following the date of termination or the options will terminate.
     By the Executive without Good Reason or the Executive’s Failure to Extend the Employment Term
     Upon termination for good reason, the executive will be entitled to receive all base salary and benefits to be paid or provided to the executive through the date of termination.
     Definition of Good Reason
Each of the following events shall constitute “good reason” for resignation:
(i) the one-year anniversary of the date of any Change of Control (as defined below) unless the acquirer is in the healthcare facilities business, in which case the one-year anniversary will be reduced to six months after the date of the Change of Control;
(ii) the removal of the executive from or the failure to elect or re-elect the executive to his or her respective positions within the company or on the board (other than a removal or failure to elect Mr. White as Chairman after an initial public offering) and Chief Executive Officer of the company, provided the appointment of a non-executive chairman following a transaction or a Change of Control will not constitute grounds for good reason;
(iii) with respect to Mr. White only, the removal of or the failure to elect Mr. White to the board;
(iv) any material reduction in duties of the respective executive or any assignment materially inconsistent with his or her position;
(v) any breach by the company of the respective employment agreement; and

(vi) with respect to Mr. Whitmer only, where Mr. Whitmer is elected or appointed Chief Financial Officer of an a entity of similar size and operational scope as IASIS after such entity acquires control of IASIS, such a change of control will not constitute good reason for resignation.
     The Company’s Failure to Extend the Employment Term
     The employment agreements provide that Mr. White, Ms. McRee and Mr. Whitmer will receive the following upon the company’s failure to the extend the employment term:
(i) all base salary and benefits to be paid or provided to the executive through the date of death;
(ii) a severance amount equal to the executive’s base salary at the then-current rate of base salary;
(iii) to the extent applicable, an amount equal to the pro rata bonus;
(iv) in the event that the executive is entitled to receive a payment with respect to the pro rata bonus, an additional severance amount equal to one hundred percent (100%) of the pro rata bonus;
(v) a lump sum payment equal to the then present value of all major medical, disability and life insurance coverage through the date one year after the date of termination, provided that under such circumstances the executive shall make all COBRA premium payments on his own behalf; and
(vi) additionally, all of the executive’s options to purchase shares of capital stock of IAS which are unvested as of the date of termination but otherwise scheduled to vest on the first vesting date scheduled to occur following the date of termination, will immediately vest and become exercisable while all remaining unvested options will terminate as of the date of termination. Where the executive is entitled to receive a payment with respect to the pro rata bonus, all of the vested options must be exercised by the executive within two years following the date of termination or the options will terminate. If the executive is not entitled to receive a payment with respect to the pro rata bonus, all of the vested options must be exercised by the executive within one year following the date of termination or the options will terminate.
     Definition of Change of Control
The employment agreements define a change of control as any transaction where a person or group of persons (other than the present private equity investors in the company or their affiliates):
(i) acquire a majority interest in IAS or IASIS Investment LLC, its parent; or
(ii) acquire all or substantially all of the assets of IAS or IASIS Investment LLC, its parent.
(iii) the initial public offering of IAS shares or any secondary offering of such shares will not constitute a change of control.
     In addition, the employment agreements contain non-competition and non-solicitation provisions pursuant to which Mr. White, Ms. McRee, and Mr. Whitmer will not compete with IAS or its subsidiaries within 25 miles of the location of any hospital we manage for two years following the date of termination of such person’s employment. The agreements provide that during this time such person will not solicit or recruit our business partners and employees, respectively.
     In certain circumstances following a change of control, IAS has agreed to compensate Mr. White in the event any payment under his employment agreement is subject to an excise tax under Section 4999 of the Internal Revenue Code.

     IAS 2004 Stock Option Plan
     Vesting Date of Options
     Each stock option grant agreement must indicate the date or conditions under which the option will become exercisable. However, unless otherwise provided in a participant’s stock option grant agreement, if within the two-year period following a Change of Control the executive’s employment is:
     (i) terminated by the company or its Affiliates without cause; or
     (ii) terminated by the executive with good reason,
all of the executive’s options granted hereunder shall immediately become vested and exercisable.
     Definition of Change of Control
The IAS 2004 Stock Option Plan defines Change of Control in substantially the same way as the employment agreements.
     Definition of Good Reason
The IAS 2004 Stock Option Plan defines good reason as:
(i) a material reduction in an executive’s duties and responsibilities other than a change in such executive’s duties and responsibilities that results from becoming part of a larger organization following a Change of Control,
(ii) a decrease in an executive’s base salary or benefits other than a decrease in benefits that applies to all employees of the company otherwise eligible to participate in the affected plan, or
(iii) a relocation of an executive’s primary work location more than 50 miles from the executive’s primary work location, as in effect immediately before a Change of Control, without written consent.
     Definition of Cause
The IAS 2004 Stock Option Plan defines termination with cause as the termination of the executive’s employment by the company because of:
(i) dishonesty in the performance of such executive’s duties;
(ii) the executive’s willful misconduct in connection with such executive’s duties or any act or omission which is materially injurious to the financial condition or business reputation of the company or any of its subsidiaries or affiliates;
(iii) a breach by an executive of the participant’s duty of loyalty to the company and its affiliates;
(iv) the executive’s unauthorized removal from the premises of the company of any document (in any medium or form) relating to the company or the customers of the company; or
(v) the commission by the executive of any felony or other serious crime involving moral turpitude.

Summary of Payments Made Upon Termination or a Change of Control
     The following tables describe the potential payments and benefits under our compensation and benefit plans and arrangements to which Messrs. White and Whitmer and Ms. McRee would be entitled upon a termination of their employment under their employment agreements. In accordance with SEC disclosure rules, dollar amounts below assume a termination of employment on September 28, 2007 (the last business day of our last completed fiscal year).

	Involuntary	Involuntary
	Termination Without	Termination For		Resignation For				Change In
David R. White	Cause ($)	Cause ($)	Resignation ($)	Good Reason ($)	Retirement ($)	Death ($)	Disability ($)	Control ($)
Cash severance	3,955,126	—	—	3,955,126	—	1,977,563	2,381,813	3,955,126
Non-equity incentive for year of termination	1,169,063	—	—	1,169,063	—	1,169,063	1,169,063	1,169,063
Health and welfare continuation	14,537	—	—	14,537	—	13,840	13,840	14,537

Total	5,138,726	—		5,138,726	—	3,160,466	3,564,,716	5,138,726

	Involuntary	Involuntary
	Termination Without	Termination For		Resignation For				Change In
Sandra K. McRee	Cause	Cause	Resignation	Good Reason	Retirement	Death	Disability	Control
Cash severance	2,132,130	—	—	2,132,130	—	1,066,065	1,336,335	2,132,130
Non-equity incentive for year of termination	525,525	—	—	525,525	—	525,525	525,525	525,525
Health and welfare continuation	15,069	—	—	15,069	—	14,347	13,840	15,069

Total	2,672,724	—	—	2,672,724	—	1,605,937	1,875,700	2,672,724

	Involuntary	Involuntary
	Termination Without	Termination For		Resignation For				Change In
W. Carl Whitmer	Cause	Cause	Resignation	Good Reason	Retirement	Death	Disability	Control
Cash severance	1,900,694	—	—	1,900,694	—	950,347	1,191,280	1,900,694
Non-equity incentive for year of termination	468,481	—	—	468,481	—	468,481	468,481	468,481
Health and welfare continuation	17,042	—	—	17,042	—	16,225	16,225	17,042

Total	2,386,217	—	—	2,386,217	—	1,435,053	1,675,986	2,386,217

Director Compensation for Fiscal 2007
     The following table provides compensation information for the year ended September 30, 2007.

	Fees Earned	Stock
	or Paid in	Awards	Option	All Other
Name	Cash ($)	($)(1)(2)	Awards ($)(1)(2)	Compensation ($)	Total ($)
Jonathan J. Coslet	—	—	—	—	—
David Dupree	—	—	—	—	—
Kirk E. Gorman	37,500	18,750	5,783	—	62,033
Curtis Lane	—	—	—	—	—
Todd B. Sisitsky	—	—	—	—	—
Paul S. Levy	—	—	—	—	—
Jeffrey C. Lightcap	—	—	—	—	—
Sharad Mansukani	37,500	18,750	4,277	—	60,527

1.	Using the prospective transition method upon adoption of SFAS 123(R), the company has implemented the fair value recognition provisions requiring all share-based payments to employees granted on or after October 1, 2006, including grants of employee stock options, to be recognized in the income statement based on their fair values. In accordance with the provisions of SFAS 123(R), the company has elected to use the Black-Scholes-Merton model in determining the fair value of its share-based payments. The fair value of compensation costs will be amortized on a straight-line basis over the requisite service periods of the awards, generally equal to the awards’ vesting periods.

2.	Each option grant vests one year from date of grant. Similarly, the restrictions with respect to the stock award are lifted one year from the date of grant. The date of grant for the stock award and options award for Messrs. Gorman and Mansukani were February 14, 2007 and April 14, 2007, respectively. The options will vest and the restrictions on the stock will be lifted for Mr. Gorman and Mansukani February 14, 2008 and April 14, 2008, respectively, provided that the individuals remain members of the board.

	Aggregate Options Held	Aggregate Stock Awards
Name	at Fiscal Year End	Held at Fiscal Year End
Jonathan J. Coslet	—	—
David Dupree	—	—
Kirk E. Gorman	2,240	2,240
Curtis Lane	—	—
Todd B. Sisitsky	—	—
Paul S. Levy	—	—
Jeffrey C. Lightcap	—	—
Sharad Mansukani	2,003	2,003
     On February 14, 2005, pursuant to a Director Compensation and Restricted Share Award Agreement, IAS granted Kirk Gorman options to purchase 1,175 shares of IAS’s common stock and committed to grant Mr. Gorman, on each of the first, second, third and fourth anniversaries of the grant date, provided that he is still a director, options to purchase a number of shares valued at $18,750 based on the fair market value of the common stock as determined on each such anniversary. These grants were made pursuant to the form of stock option grant agreement under the IAS 2004 Stock Option Plan. In addition, IAS entered into a Director Compensation and Restricted Share Award Agreement with Mr. Gorman on the grant date. Pursuant to such Director Compensation and Restricted Share Award Agreement, IAS agreed to pay Mr. Gorman cash compensation of $9,375 for the fiscal quarter ended December 31, 2004 and annual cash compensation of $37,500 for the remaining term (five years or until the date on which, for any reason, Mr. Gorman no longer serves as a director of the company) in equal quarterly installments, in consideration for his services as a member of IAS’s board of directors. IAS also granted Mr. Gorman 1,175 shares of restricted common stock on the grant date and committed to grant Mr. Gorman, on each of the first, second, third and fourth anniversaries of the grant date, provided that he is still a director, restricted common stock valued at $18,750 based on the fair market value of the common stock as determined on each such anniversary.

     On April 14, 2005, IAS granted Sharad Mansukani options to purchase 938 shares of IAS’s common stock and committed to grant Dr. Mansukani, on each of the first, second, third and fourth anniversaries of the grant date, provided that he is still a director, options to purchase a number of shares of common stock valued at $18,750 based on the fair market value of the common stock on each such anniversary. These grants were made pursuant to the form of stock option grant agreement under the IAS 2004 Stock Option Plan. In addition, IAS entered into a Director Compensation and Restricted Share Award Agreement with Dr. Mansukani on the grant date. Pursuant to such Director Compensation and Restricted Share Award Agreement, IAS agreed to pay Dr. Mansukani annual cash compensation of $37,500 for the term (five years or until the date on which, for any reason, Dr. Mansukani no longer serves as a director of the Company) of the Director Compensation and Restricted Share Award Agreement, payable in equal quarterly installments, in consideration for his services as a member of IAS’s board of directors. IAS also granted Dr. Mansukani 938 shares of restricted common stock on the grant date and committed to grant Dr. Mansukani, on each of the first, second, third and fourth anniversaries of the grant date, provided that he is still a director, restricted common stock valued at $18,750 based on the fair market value of the common stock on each such anniversary.
     Currently, IAS’s other directors do not receive any compensation for their services. IAS does, however, reimburse them for travel expenses and other out-of-pocket costs incurred in connection with attendance at board of directors and committee meetings.
Committee Interlocks and Insider Participation
     During fiscal 2007, the Committee of the board of directors was composed of David R. White and Jonathan J. Coslet and until his retirement from the board of directors, David Bonderman. Mr. White currently serves as our Chief Executive Officer. Messrs. Bonderman and Coslet have never been officers of IAS.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plans
     The table below sets forth the following information as of September 30, 2007 with respect to IAS’s compensation plans (including individual compensation arrangements) under which its equity securities are authorized for issuance, aggregated by (i) all compensation plans previously approved by IAS’s security holders and (ii) all compensation plans not previously approved by IAS’s security holders:
•	the number of securities to be issued upon the exercise of outstanding options;

•	the weighted-average exercise price of the outstanding options; and

•	the number of securities remaining available for future issuance under the plans.
     The IAS 2004 Stock Option Plan has been approved by its stockholders. IAS has not issued any warrants or other rights to purchase its equity securities.

Remaining Available
for Future Issuance
	Number of		Under Equity
	Securities to be		Compensation Plans
	Issued Upon	Weighted-average	(excluding securities
	Exercise of	Exercise Price of	reflected in the
Plan Category	Outstanding Options	Outstanding Options	first column)
Equity compensation plans approved by security holders common stock(1)	1,654,275	$20.78	557,525
Equity compensation plans not approved by security holders	—	—	—

Total	1,654,275	$20.78	557,525

(1)	Consists of 163,150 shares of common stock to be issued upon exercise of rollover options issued in connection with the Transactions, with an exercise price of $8.75 per share, and 1,491,125 shares of common stock to be issued upon exercise of options issued under IAS’s 2004 Stock Option Plan, with exercise prices ranging from $20.00 to $35.68 per share. Of the 2,048,650 shares of common stock currently authorized for issuance under the 2004 Stock Option Plan, 557,525 shares remain available for future issuance.
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
     The following table presents information as of January 28, 2008 regarding ownership of shares of IAS common stock and preferred stock by each person known to be a holder of more than 5% of IAS common stock and preferred stock, the members of the IAS board of directors, each executive officer named in the summary compensation table and all current directors and executive officers as a group.
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
     Unless otherwise indicated, the address of each person listed below is 117 Seaboard Lane, Building E, Franklin, Tennessee 37067.

				Percentage of	Percentage of
	Preferred Shares	Common Shares		Preferred Shares	Common Shares
Beneficial Owners	Beneficially Owned	Beneficially Owned (a)		Beneficially Owned	Beneficially Owned
IASIS Investment (b)(c)	80,784	14,600,000		100.0%	100.0%
David R. White	—	377,758		*	*
Sandra K. McRee	—	149,311		*	*
W. Carl Whitmer	—	140,171		*	*
Frank A. Coyle	—	37,440		*	*
John M. Doyle	—	19,959		*	*
Jonathan J. Coslet (c)	—	—		—	—
David Dupree	—	—		—	—
Kirk E. Gorman (c)	—	3,940	(d)	*	*
Curtis Lane	—	—		—	—
Todd B. Sisitsky (c)	—	—		—	—
Paul S. Levy (e)	15,187	2,744,800		18.8%	18.8%
Jeffrey C. Lightcap	—	—		—	—
Sharad Mansukani (c)	—	3,466	(d)	*	*
Current directors and executive officers as a group (21 persons)	80,784	15,360,825		100.0%	100.0%

*	Less than 1%.

(a)	The following shares of common stock subject to options converted by management in connection with the Transactions currently exercisable or exercisable within 60 days of January 28, 2008, are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options but are not deemed outstanding for the purpose of computing the percentage ownership of any other person: Mr. White, 377,758; Ms. McRee, 149,311; Mr. Whitmer, 140,171; Mr. Coyle, 37,440; Mr. Doyle, 19,959; and all current directors and executive officers as a group (21 persons), 760,825.

(b)	The membership interests of IASIS Investment are owned as follows: TPG, 74.4%, JLL, 18.8%, and Trimaran, 6.8%. TPG Advisors III, Inc. and TPG Advisors IV, Inc. through their ownership of TPG, which owns a controlling interest in IASIS Investment, may be deemed to beneficially own all of the shares of preferred stock and common stock owned by IASIS Investment.

(c)	David Bonderman, James G. Coulter and William S. Price, III are directors, executive officers and the sole shareholders of TPG Advisors III, Inc. and TPG Advisors IV, Inc. TPG Advisors III, Inc. and TPG Advisors IV, Inc. through their ownership of TPG, which owns a controlling interest in IASIS Investment, may be deemed to beneficially own all of the shares of preferred stock and common stock owned by IASIS Investment. Messrs. Bonderman, Coulter and Price, by virtue of their positions with TPG Advisors III, Inc. and TPG Advisors IV, Inc. may be deemed to have investment powers and beneficial ownership with respect to all of the shares of preferred stock and common stock owned by IASIS Investment. Each of Messrs. Bonderman, Coulter and Price disclaims beneficial ownership of these shares of preferred stock and common stock. None of Messrs. Coslet, Sisitsky, Gorman or Mansukani has investment power over any of the shares of preferred stock and common stock owned by IASIS Investment.

(d)	Represents shares of restricted stock, and options currently or exercisable within 60 days of January 28, 2008, granted to Messrs. Gorman and Mansukani pursuant to Director Compensation and Restricted Stock Award Agreements.

(e)	Mr. Levy is a senior managing director of JLL Partners, Inc. which, through its controlling interest in JLL, which owns 18.8% of IASIS Investment, may be deemed to beneficially own 18.8% of the shares of preferred stock and common stock owned by IASIS Investment. Accordingly, Mr. Levy may be deemed to beneficially own 18.8% of the shares of preferred stock and common stock owned by IASIS Investment.
     All of the membership interests in IASIS are pledged to our lenders as security for our obligations under our senior secured credit facilities. In the event of a default under our senior secured credit facilities, our lenders would have the right to foreclose on such membership interests, which would result in a change of control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
IASIS Investment Limited Liability Company Operating Agreement
     TPG is party to a limited liability company operating agreement of IASIS Investment LLC with Trimaran and JLL. TPG, JLL and Trimaran hold approximately 74.4%, 18.8% and 6.8%, respectively, of the equity interests of IASIS Investment LLC. TPG is the managing member of IASIS Investment LLC.
     The board of directors has not made a determination as to whether each director is “independent” because all of the members of our board have been appointed by our equity sponsors. Pursuant to the limited liability company operating agreement of IASIS Investment LLC, JLL is entitled to nominate two directors to the IAS board of directors. TPG is entitled to nominate the remaining directors. Messrs. Levy and Lightcap serve on the IAS board of directors as designees of JLL. The remaining directors serve as designees of TPG. The right of JLL to nominate two directors is subject to its ownership percentage in IASIS Investment LLC remaining at or above 9.4%. In the event JLL’s ownership percentage in IASIS Investment LLC falls below 9.4%, but is at least 4.7%, JLL will have the right to nominate one director. If JLL’s ownership percentage falls below 4.7%, it will not have the right to nominate any directors. The agreement also places certain restrictions on the transfer of membership interests in IASIS Investment LLC. JLL and Trimaran have the right to participate in certain dispositions by TPG and can be required to participate on the same terms in any sale by TPG in excess of a specified percentage of its collective interest.
     We have no securities listed for trading on a national securities exchange or in an automated inter-dealer quotation system of a national securities association, which have requirements that a majority of directors be independent. We do not believe any of our directors would be considered independent under the New York Stock Exchange’s definition of independence.
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
Management Services Agreement
     Upon the consummation of the Transactions, we entered into a management services agreement with TPG GenPar III, L.P., TPG GenPar IV, L.P., both affiliates of TPG, JLL Partners Inc. and Trimaran Fund Management, L.L.C. The management services agreement provides that in exchange for consulting and management advisory services that will be provided to us by the investors, we will pay an aggregate monitoring fee of 0.25% of budgeted net revenue up to a maximum of $5.0 million per fiscal year to these parties (or certain of their respective affiliates) and reimburse them for their reasonable disbursements and out-of-pocket expenses. This monitoring fee will be subordinated to the senior subordinated notes in the event of a bankruptcy of the company. For the years ended September 30, 2007, 2006 and 2005 we paid $4.7 million, $4.2 million and $3.8 million, respectively, in monitoring fees under the management services agreement.

Income Tax Allocations
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
Policy on Transactions with Related Persons
     On an annual basis, each director, director nominee and executive officer is required to complete a Director and Officer’s Questionnaire that requires disclosure of any transaction in which the director or executive officer has a direct or indirect material interest and in which the company participates and the amount involved exceeds $120,000. The board has not adopted a formal policy for the review, approval or ratification of such transactions. However, pursuant to the company’s corporate code of ethics, executive officers may not participate in, or benefit from, a related party transaction without the approval of the company’s compliance officer.
     During fiscal year 2007, there were no transactions between our company and a related person requiring disclosure under applicable securities laws.
Item 14. Principal Accountant Fees and Services.
     The following table sets forth the aggregate fees for services related to fiscal years 2007 and 2006 provided by Ernst & Young LLP, our principal accountants:

	Fiscal	Fiscal
	2007	2006

Audit Fees (a)	$1,559,300	$1,115,700
Audit-Related Fees (b)	209,500	315,500
Tax Fees	20,100	12,000
All Other Fees (c)	—	64,000

(a)	Audit Fees represent fees billed for professional services rendered for the audit of our annual financial statements and review of our quarterly financial statements, and audit services provided in connection with other statutory or regulatory filings.

(b)	Audit-Related Fees represent fees billed for assurance services related to the audit of our financial statements, as well as certain due diligence projects.

(c)	All Other Fees represent fees for services provided to us not otherwise included in the categories above.
     During fiscal 2007, we reviewed our existing practices regarding the use of our independent auditors to provide non-audit and consulting services, to ensure compliance with SEC proposals. Our audit committee pre-approval policy provides that our independent auditors may provide certain non-audit services which do not impair the auditors’ independence. In that regard, our audit committee must pre-approve all audit services provided to our company, as well as all non-audit services provided by our company’s independent auditors. This policy is administered by our senior corporate financial management, which reports throughout the year to our audit committee. Our audit committee pre-approved all audit and non-audit services provided by Ernst & Young LLP during fiscal 2007 and fiscal 2006.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
     Documents filed as part of this amended report:

Exhibit No.	Description
31.3	Certification of Principal Executive Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Principal Financial Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

IASIS HEALTHCARE LLC
Date: January 28, 2008	By:	/s/ David R. White
David R. White
Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David R. White David R. White	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	January 28, 2008

/s/ W. Carl Whitmer W. Carl Whitmer	Chief Financial Officer (Principal Financial Officer)	January 28, 2008

/s/ John M. Doyle John M. Doyle	Chief Accounting Officer (Principal Accounting Officer)	January 28, 2008

/s/ Johathon J. Coslet Jonathan J. Coslet	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	January 28, 2008

/s/ David Dupree David Dupree	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	January 28, 2008

/s/ Kirk E. Gorman Kirk E. Gorman	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	January 28, 2008

Curtis Lane	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)

Todd B. Sisitsky	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)

Signature	Title	Date

Paul S. Levy	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)

/s/ Jeffrey C. Lightcap Jeffrey C. Lightcap	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	January 28, 2008

/s/ Sharad Mansukani Sharad Mansukani	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	January 28, 2008