Form 10-Q
period 2007-12-31
IASIS Healthcare LLC
filed 2008-02-14
CIK 1294632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒       NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
     Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☒      Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐      NO ☒
     As of February 14, 2008, 100% of the registrant’s common interests outstanding (all of which are privately owned and are not traded on any public market) were owned by IASIS Healthcare Corporation, its sole member.

i

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements
IASIS HEALTHCARE LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	December 31,	September 30,
	2007	2007
	(Unaudited)
ASSETS

Current assets:
Accounts receivable, net	$247,663	$248,281
Inventories	45,152	43,697
Deferred income taxes	39,168	29,629
Prepaid expenses and other current assets	43,594	45,023

Total current assets	375,577	366,630

Property and equipment, net	988,433	980,437
Goodwill	756,593	756,593
Other intangible assets, net	35,250	36,000
Other assets, net	45,311	46,762

Total assets	$2,201,164	$2,186,422

LIABILITIES AND MEMBER’S EQUITY

Current liabilities:
Accounts payable	$76,847	$98,488
Salaries and benefits payable	47,116	40,124
Accrued interest payable	8,439	18,865
Medical claims payable	82,489	81,309
Other accrued expenses and other current liabilities	39,351	44,276
Current portion of long-term debt and capital lease obligations	7,368	8,036

Total current liabilities	261,610	291,098

Long-term debt and capital lease obligations	1,050,016	1,023,621
Deferred income taxes	99,503	93,402
Other long-term liabilities	50,554	50,831
Minority interests	37,311	35,956

Member’s equity	702,170	691,514

Total liabilities and member’s equity	$2,201,164	$2,186,422

See accompanying notes.

IASIS HEALTHCARE LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands)

	Quarter Ended December 31,
	2007	2006
Net revenue:
Acute care revenue	$385,467	$309,048
Premium revenue	126,627	107,786

Total net revenue	512,094	416,834

Costs and expenses:
Salaries and benefits	163,626	125,394
Supplies	60,139	47,245
Medical claims	102,880	89,695
Other operating expenses	70,189	60,858
Provision for bad debts	40,597	31,748
Rentals and leases	9,760	8,450
Interest expense, net	21,804	17,286
Depreciation and amortization	23,155	16,907
Management fees	1,187	1,047
Business interruption insurance recoveries	—	(1,918)

Total costs and expenses	493,337	396,712

Earnings before gain (loss) on disposal of assets, minority interests and income taxes	18,757	20,122
Gain (loss) on disposal of assets, net	62	(1,537)
Minority interests	(758)	(1,341)

Earnings before income taxes	18,061	17,244
Income tax expense	7,346	6,661

Net earnings	$10,715	$10,583

See accompanying notes.

IASIS HEALTHCARE LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Quarter Ended December 31,
	2007	2006
Cash flows from operating activities
Net earnings	$10,715	$10,583
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	23,155	16,907
Amortization of loan costs	718	753
Minority interests	758	1,341
Deferred income taxes	6,233	5,504
Loss (gain) on disposal of assets, net	(62)	1,537
Changes in operating assets and liabilities:
Accounts receivable, net	618	(3,360)
Inventories, prepaid expenses and other current assets	(1,148)	(304)
Accounts payable, other accrued expenses and other accrued liabilities	(38,071)	(12,986)

Net cash provided by operating activities	2,916	19,975

Cash flows from investing activities
Purchases of property and equipment, net	(30,896)	(43,800)
Proceeds from sale of assets	349	—
Change in other assets, net	1,308	1,489

Net cash used in investing activities	(29,239)	(42,311)

Cash flows from financing activities
Payment of debt and capital lease obligations	(105,574)	(1,932)
Proceeds from debt borrowings	131,300	—
Distribution of minority interests	(1,669)	(1,240)
Proceeds received from sale of partnership interests	2,266	200

Net cash provided by (used in) financing activities	26,323	(2,972)

Change in cash and cash equivalents	—	(25,308)
Cash and cash equivalents at beginning of period	—	95,415

Cash and cash equivalents at end of period	$—	$70,107

Supplemental disclosure of cash flow information
Cash paid for interest	$31,777	$29,326

Cash paid for income taxes, net	$31	$316

See accompanying notes.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. ORGANIZATION AND BASIS OF PRESENTATION
     The unaudited condensed consolidated financial statements as of and for the quarters ended December 31, 2007 and 2006 reflect the financial position, results of operations and cash flows of IASIS Healthcare LLC (“IASIS” or the “Company”). The Company’s sole member and parent company is IASIS Healthcare Corporation (“Holdings” or “IAS”).
     IASIS owns and operates medium-sized acute care hospitals in high-growth urban and suburban markets. At December 31, 2007, the Company owned or leased 16 acute care hospital facilities and one behavioral health hospital, with a total of 2,737 beds in service, located in six regions:
•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	Tampa-St. Petersburg, Florida;

•	three cities in Texas, including San Antonio;
•	Las Vegas, Nevada; and

•	West Monroe, Louisiana.
     The Company also owns and operates a Medicaid and Medicare managed health plan in Phoenix called Health Choice Arizona, Inc. (“Health Choice” or the “Plan”).
     The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated balance sheet of the Company at September 30, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
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
     The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include the IASIS corporate office costs, which were $11.0 million and $11.5 million for the quarters ended December 31, 2007 and 2006, respectively.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
2. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
     Long-term debt and capital lease obligations consist of the following (in thousands):

	December 31,	September 30,
	2007	2007
Senior secured credit facilities	$574,808	$547,805
Senior subordinated notes	475,000	475,000
Capital lease and other obligations	7,576	8,852

	1,057,384	1,031,657
Less current maturities	7,368	8,036

	$1,050,016	$1,023,621

Senior Secured Credit Facilities
     The $854.0 million senior secured credit facilities include: (i) a senior secured term loan of $439.0 million; (ii) a senior secured delayed draw term loan of $150.0 million; (iii) a senior secured revolving credit facility of $225.0 million, which includes a $100.0 million sub-limit for letters of credit; and (iv) a senior secured synthetic letter of credit facility of $40.0 million. All facilities mature on March 15, 2014, except for the revolving credit facility, which matures on April 27, 2013. The term loans bear interest at an annual rate of LIBOR plus 2.00% or, at the Company’s option, the administrative agent’s base rate plus 1.00%. The revolving loans bear interest at an annual rate of LIBOR plus an applicable margin ranging from 1.25% to 1.75% or, at the Company’s option, the administrative agent’s base rate plus an applicable margin ranging from 0.25% to 0.75%, such rate in each case depending on the Company’s senior secured leverage ratio. A commitment fee ranging from 0.375% to 0.50% per annum is charged on the undrawn portion of the senior secured revolving credit facility and is payable in arrears.
     Principal under the senior secured term loan is due in 24 consecutive equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount ($439.0 million) during the first six years thereof, with the balance payable in four equal installments in year seven. The senior secured delayed draw term loan is required to be fully drawn by April 27, 2008. Principal under the senior secured delayed draw term loan is due in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount ($150.0 million), beginning with the quarter ending September 30, 2008 and continuing until March 31, 2013, with the balance payable in four equal installments during the final year of the loan. Unless terminated earlier, the senior secured revolving credit facility has a single maturity of six years. The senior secured credit facilities are also subject to mandatory prepayment under specific circumstances, including a portion of excess cash flow, a portion of the net proceeds from an initial public offering, asset sales, debt issuances and specified casualty events, each subject to various exceptions.
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
     At December 31, 2007, amounts outstanding under the Company’s senior secured credit facilities consisted of a $435.7 million term loan, $111.0 million under the delayed draw term loan and $28.1 million under the revolving credit facility. In addition, the Company had $40.0 million and $2.6 million in letters of credit outstanding under the synthetic letter of credit facility and the revolving credit facility, respectively. The weighted

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
average interest rate of outstanding borrowings under the senior secured credit facilities was 7.2% for the quarter ended December 31, 2007.
8 3/4% Senior Subordinated Notes
     The Company, together with its wholly-owned subsidiary, IASIS Capital Corporation, a holding company with no assets or operations, as issuers, have outstanding $475.0 million aggregate principal amount of 8 3/4% senior subordinated notes due 2014 (the “8 3/4% notes”). The 8 3/4% notes are general unsecured senior subordinated obligations and are subordinated in right of payment to all existing and future senior debt of the Company. The Company’s existing domestic subsidiaries, other than certain non-guarantor subsidiaries, which include Health Choice and the Company’s non-wholly owned subsidiaries, are guarantors of the 8 3/4% notes. The 8 3/4% notes are effectively subordinated to all of the issuers’ and the guarantors’ secured debt to the extent of the value of the assets securing the debt and are structurally subordinated to all liabilities and commitments (including trade payables and capital lease obligations) of the Company’s subsidiaries that are not guarantors of the 8 3/4% notes.
$300.0 Million Holdings Senior Paid-in-Kind Loans
     In fiscal 2007, IASIS Healthcare Corporation, sole member and parent company of IASIS, issued $300.0 million in Holdings Senior Paid-in-Kind (“PIK”) Loans, which were used to repurchase certain preferred equity from its stockholders. The $300.0 million Holdings Senior PIK Loans mature June 15, 2014, and bear interest at an annual rate equal to LIBOR plus 5.25%. The Holdings Senior PIK Loans rank behind the Company’s existing debt and will convert to cash-pay after five years, at which time accrued interest becomes payable. At December 31, 2007, the outstanding balance of the Holdings Senior PIK Loans was $322.3 million, which includes $22.3 million of interest that has accrued to the principal of these loans since the date of issuance.
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
     For minimum revenue guarantees entered into on or after January 1, 2006, the Company records an asset for the estimated fair value of the minimum revenue guarantees and amortizes the asset from the beginning of the guarantee payment period through the end of the agreement. At December 31, 2007 and September 30, 2007, the Company had liabilities for these minimum revenue guarantees entered into on or after January 1, 2006 totaling $7.1 million and $7.7 million, respectively.
     For recruiting agreements entered into prior to January 1, 2006, amounts advanced during the guarantee period are amortized to other operating expenses generally over the forgiveness period. At December 31, 2007 and September 30, 2007, advances under recruiting agreements executed prior to January 1, 2006 totaled $2.4 million and $3.2 million, respectively, net of accumulated amortization, and are included in other assets in the Company’s accompanying condensed consolidated balance sheets. The asset related to these recruiting agreements will continue to be amortized over the remaining forgiveness period, unless the physician does not fulfill his or her responsibility outlined in the agreement, at which point it will be pursued for collection.
     At December 31, 2007, the maximum amount of all minimum revenue guarantees that could be paid prospectively was $19.0 million.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
4. INCOME TAXES
     The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, on October 1, 2007. As a result, the Company recorded a liability for unrecognized tax benefits of $8.1 million, including accrued interest of $83,000. The adjustment was comprised of a cumulative effect decrease to member’s equity of approximately $59,000, and a decrease to net noncurrent deferred tax liabilities of approximately $8.1 million. An additional $9.9 million of unrecognized tax benefits are reflected as a reduction to deferred tax assets for federal and state net operating losses generated by uncertain tax deductions.
     FIN 48 permits interest and penalties on underpayments of income taxes to be classified as interest expense, income tax expense, or another appropriate expense classification based on the accounting election of the company. The Company’s policy is to classify interest and penalties as a component of income tax expense.
     During the quarter ended December 31, 2007, the Company recorded an increase to the liability for unrecognized tax benefits of approximately $1.6 million, comprised of a decrease to net noncurrent deferred tax liabilities of $1.6 million and additional interest of $26,000. As a result, a $9.7 million liability for unrecognized tax benefits is included in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2007, including accrued interest of $109,000. In addition, the unrecognized tax benefits reflected as an offset to net operating loss deferred tax assets decreased by $1.7 million to $8.2 million as of December 31, 2007. Of the total unrecognized tax benefits, approximately $2.0 million (net of the tax benefit resulting from state taxes and interest) represents the amount of unrecognized tax and interest that, if recognized, would favorably impact the Company’s effective income tax rate.
     The Company’s tax years 2004 through 2007 remain open to examination by U.S. taxing authorities. It is reasonably possible that unrecognized tax benefits may decrease by up to $3.8 million within the next twelve months as a result of a possible settlement of a current IRS examination.
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
Professional, General and Workers’ Compensation Liability Risks
     The Company is subject to claims and legal actions in the ordinary course of business, including professional and general claims relating to patient treatment and personal injuries. To cover these types of claims, the Company maintains liability insurance in excess of self-insured retentions through a commercial insurance carrier in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is currently not a party to any such proceedings that, in the

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Company’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company expenses an estimate of the costs it expects to incur under the self-insured retention exposure for professional and general liability claims using historical claims data, demographic factors, severity factors, current incident logs and other actuarial analysis. At December 31, 2007 and September 30, 2007, the Company’s professional and general liability accrual for asserted and unasserted claims totaled $35.3 million and $38.5 million, respectively.
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
Health Choice
     Health Choice has entered into capitated contracts whereby the Plan provides healthcare services in exchange for fixed periodic and supplemental payments from the Arizona Health Care Cost Containment System (“AHCCCS”) and the Centers for Medicare & Medicaid Services (“CMS”). These services are provided regardless of the actual costs incurred to provide these services. The Company receives reinsurance and other supplemental payments from AHCCCS to cover certain costs of healthcare services that exceed certain thresholds. The Company believes the capitated payments, together with reinsurance and other supplemental payments are sufficient to pay for the services Health Choice is obligated to deliver. As of December 31, 2007, the Company has provided a performance guaranty in the form of a letter of credit in the amount of $20.6 million for the benefit of AHCCCS to support its obligations under the Health Choice contract to provide and pay for the healthcare services. The amount of the performance guaranty is generally based in part upon the membership in the Plan and the related capitation revenue paid to Health Choice. Additionally, Health Choice maintains a minimum cash balance of $5.0 million.
Capital Expenditure Commitments
     At December 31, 2007, the Company is expanding and renovating some of its existing facilities to more effectively deliver patient care and provide a greater variety of services. The Company has incurred approximately $51.8 million in costs toward uncompleted projects as of December 31, 2007, which is included in property and equipment in the accompanying unaudited condensed consolidated balance sheet. At December 31, 2007, the Company had various construction and other projects in progress with an estimated additional cost to complete and equip of approximately $101.3 million, including patient tower expansions at Jordan Valley Medical Center and Davis Hospital and Medical Center, two of the Company’s Utah hospitals. Additionally, in connection with the acquisition of Glenwood Regional Medical Center, the Company committed to spend $30.0 million for various expansion and renovation projects during the first four years of ownership.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
Other
     In September 2005, IAS received a subpoena from the Office of the Inspector General of the U.S. Department of Health and Human Services (the “OIG”) in connection with a qui tam action filed against the Company’s parent company. The subpoena requests production of documents, dating back to January 1999, primarily related to contractual arrangements between certain physicians and the Company’s hospitals, including leases, medical directorships and recruitment agreements. The action originally was filed under seal on March 11, 2005. An amended complaint was filed under seal on March 27, 2006, and a second amended complaint was filed under seal on July 20, 2007. The qui tam action seeks monetary damages and civil penalties under the federal False Claims Act (the “FCA”) and includes allegations that certain business practices related to physician relationships and the medical necessity of certain procedures resulted in the submission of claims for reimbursement in violation of the FCA.
     On August 13, 2007, the Company learned that on July 23, 2007, the U.S. District Court for the District of Arizona unsealed the qui tam action, which revealed that the qui tam action had been filed by a relator who formerly was the chief compliance officer of IAS. The action was unsealed after the United States Department of Justice, on May 31, 2007, filed a notice with the court stating that it was declining to intervene at this time on behalf of the federal government. The government stated in the notice that it is continuing its investigation. Although the United States has given notice that it is not intervening at this time, the qui tam relator is permitted to maintain the action. On November 5, 2007, IAS filed a motion to dismiss requesting that the court dismiss the qui tam action in its entirety. On January 24, 2008, a new federal judge was assigned to this matter. The date previously scheduled for the hearing on IAS’ motion to dismiss has been vacated and a new date has not been determined. IAS anticipates the court will schedule a hearing on its motion to dismiss during the third fiscal quarter of this year. IAS intends to vigorously defend against the allegations made by the qui tam relator and bring this matter to its ultimate resolution. IAS maintains a comprehensive compliance program designed to ensure that it maintains high standards of conduct in the operation of its businesses in compliance with all applicable laws. Although IAS continues to be fully committed to regulatory compliance and will cooperate diligently with governmental authorities regarding this matter, there can be no assurance as to the outcome of this matter.
     If either a continued governmental investigation or the qui tam action were to be resolved in a manner unfavorable to IAS, it could have a material adverse effect on the Company’s business, financial condition and results of operations, including exclusion from the Medicare and Medicaid programs. Further, the outcome of these matters may result in significant fines, other penalties (including the award of up to treble damages under the FCA) and/or adverse publicity.
6. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
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

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure certain financial instruments and other items at fair value at specified election dates. The Company has not yet determined the impact of adopting SFAS 159.
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This statement replaces SFAS No. 141, Business Combinations. This statement establishes principles and requirements for recognition and measurement of items acquired during a business combination, as well as certain disclosure requirements in the financial statements. The Company has not yet determined the impact of adopting SFAS 141(R).
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), which is effective for fiscal years beginning after December 15, 2008. The objective of this statement is to improve the relevance, comparability, and transparency of financial information, specifically noncontrolling interests, that is provided in consolidated financial statements. The Company has not yet determined the impact of adopting SFAS 160.
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

	For the Quarter Ended December 31, 2007
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue	$385,467	$—	$—	$385,467
Premium revenue	—	126,627	—	126,627
Revenue between segments	3,330	—	(3,330)	—

Net revenue	388,797	126,627	(3,330)	512,094

Salaries and benefits	159,583	4,043	—	163,626
Supplies	60,062	77	—	60,139
Medical claims	—	106,210	(3,330)	102,880
Other operating expenses	65,717	4,472	—	70,189
Provision for bad debts	40,597	—	—	40,597
Rentals and leases	9,475	285	—	9,760

Adjusted EBITDA(1)	53,363	11,540	—	64,903

Interest expense, net	21,804	—	—	21,804
Depreciation and amortization	22,260	895	—	23,155
Management fees	1,187	—	—	1,187

Earnings before gain on disposal of assets, minority interests and income taxes	8,112	10,645	—	18,757
Gain on disposal of assets, net	62	—	—	62
Minority interests	(758)	—	—	(758)

Earnings before income taxes	$7,416	$10,645	$—	$18,061

Segment assets	$2,042,785	$158,379		$2,201,164

Capital expenditures	$30,800	$96		$30,896

Goodwill	$750,836	$5,757		$756,593

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the Quarter Ended December 31, 2006
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue	$309,048	$—	$—	$309,048
Premium revenue	—	107,786	—	107,786
Revenue between segments	2,678	—	(2,678)	—

Net revenue	311,726	107,786	(2,678)	416,834

Salaries and benefits	121,983	3,411	—	125,394
Supplies	47,161	84	—	47,245
Medical claims	—	92,373	(2,678)	89,695
Other operating expenses	57,144	3,714	—	60,858
Provision for bad debts	31,748	—	—	31,748
Rentals and leases	8,195	255	—	8,450
Business interruption insurance recoveries	(1,918)	—	—	(1,918)

Adjusted EBITDA(1)	47,413	7,949	—	55,362

Interest expense, net	17,286	—	—	17,286
Depreciation and amortization	16,020	887	—	16,907
Management fees	1,047	—	—	1,047

Earnings before loss on disposal of assets, minority interests and income taxes	13,060	7,062	—	20,122
Loss on disposal of assets, net	(1,537)	—	—	(1,537)
Minority interests	(1,341)	—	—	(1,341)

Earnings before income taxes	$10,182	$7,062	$—	$17,244

Segment assets	$1,819,795	$142,400		$1,962,195

Capital expenditures	$43,711	$89		$43,800

Goodwill	$750,722	$5,757		$756,479

(1)	Adjusted EBITDA represents net earnings before interest expense, income tax expense, depreciation and amortization, gain (loss) on disposal of assets, minority interests and management fees. Management fees represent monitoring and advisory fees paid to TPG, the Company’s majority financial sponsor, and certain other members of IASIS Investment LLC, sole shareholder of IAS. Management routinely calculates and communicates adjusted EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within the healthcare industry to evaluate hospital performance, allocate resources and measure leverage capacity and debt service ability. In addition, the Company uses adjusted EBITDA as a measure of performance for its business segments and for incentive compensation purposes. Adjusted EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net earnings, cash flows generated by operating, investing, or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Adjusted EBITDA, as presented, differs from what is defined under the Company’s senior secured credit facilities and may not be comparable to similarly titled measures of other companies.
8. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
     The 8 3/4% notes described in Note 2 are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s existing domestic subsidiaries, other than non-guarantor subsidiaries which include Health Choice and the Company’s non-wholly owned subsidiaries. Effective July 1, 2007, the operations of Pioneer Valley Hospital (“Pioneer Valley”), formerly a subsidiary guarantor under the 8 3/4% notes, merged into Jordan Valley Hospital, a non-wholly owned subsidiary, to form Jordan Valley Medical Center. The Pioneer Valley subsidiary was dissolved in connection with this merger. As a result, the combined operations of Jordan Valley Medical Center are included in the subsidiary non-guarantor information for all periods presented in the following summarized condensed consolidating financial statements.
     Summarized condensed consolidating balance sheets at December 31, 2007 and September 30, 2007, condensed consolidating statements of operations for the quarters ended December 31, 2007 and 2006, and condensed consolidating statements of cash flows for the quarters ended December 31, 2007 and 2006, for the Company, segregating the parent company issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, are found below. Prior year amounts have been reclassified to conform to the current year presentation.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Balance Sheet (unaudited)
December 31, 2007
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$(410)	$410	$—	$—
Accounts receivable, net	—	137,063	110,600	—	247,663
Inventories	—	23,939	21,213	—	45,152
Deferred income taxes	39,168	—	—	—	39,168
Prepaid expenses and other current assets	—	25,981	17,613	—	43,594

Total current assets	39,168	186,573	149,836	—	375,577

Property and equipment, net	—	435,318	553,115	—	988,433
Intercompany	—	9,359	(9,359)	—	—
Net investment in and advances to subsidiaries	1,641,646	—	—	(1,641,646)	—
Goodwill	21,774	161,431	573,388	—	756,593
Other intangible assets, net	—	—	35,250	—	35,250
Other assets, net	20,378	19,980	4,953	—	45,311

Total assets	$1,722,966	$812,661	$1,307,183	$(1,641,646)	$2,201,164

Liabilities and Member’s Equity
Current liabilities:
Accounts payable	$—	$41,673	$35,174	$—	$76,847
Salaries and benefits payable	—	30,156	16,960	—	47,116
Accrued interest payable	8,439	(2,511)	2,511	—	8,439
Medical claims payable	—	—	82,489	—	82,489
Other accrued expenses and other current liabilities	—	30,685	8,666	—	39,351
Current portion of long-term debt and capital lease obligations	4,542	2,826	11,475	(11,475)	7,368

Total current liabilities	12,981	102,829	157,275	(11,475)	261,610

Long-term debt and capital lease obligations	1,045,418	4,598	387,892	(387,892)	1,050,016
Deferred income taxes	99,503	—	—	—	99,503
Other long-term liabilities	—	49,363	1,191	—	50,554
Minority interests	—	37,311	—	—	37,311

Total liabilities	1,157,902	194,101	546,358	(399,367)	1,498,994

Member’s equity	565,064	618,560	760,825	(1,242,279)	702,170

Total liabilities and member’s equity	$1,722,966	$812,661	$1,307,183	$(1,641,646)	$2,201,164

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Balance Sheet
September 30, 2007
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$(4,052)	$4,052	$—	$—
Accounts receivable, net	—	146,603	101,678	—	248,281
Inventories	—	23,473	20,224	—	43,697
Deferred income taxes	29,629	—	—	—	29,629
Prepaid expenses and other current assets	—	25,165	19,858	—	45,023

Total current assets	29,629	191,189	145,812	—	366,630

Property and equipment, net	—	430,223	550,214	—	980,437
Intercompany	—	(8,437)	8,437	—	—
Net investment in and advances to subsidiaries	1,627,879	—	—	(1,627,879)	—
Goodwill	21,774	161,431	573,388	—	756,593
Other intangible assets, net	—	—	36,000	—	36,000
Other assets, net	21,006	20,599	5,157	—	46,762

Total assets	$1,700,288	$795,005	$1,319,008	$(1,627,879)	$2,186,422

Liabilities and Member’s Equity
Current liabilities:
Accounts payable	$—	$61,170	$37,318	$—	$98,488
Salaries and benefits payable	—	26,104	14,020	—	40,124
Accrued interest payable	18,865	(2,301)	2,301	—	18,865
Medical claims payable	—	—	81,309	—	81,309
Other accrued expenses and other current liabilities	—	25,176	19,100	—	44,276
Current portion of long-term debt and capital lease obligations	4,542	3,494	10,929	(10,929)	8,036

Total current liabilities	23,407	113,643	164,977	(10,929)	291,098

Long-term debt and capital lease obligations	1,018,415	5,206	410,042	(410,042)	1,023,621
Deferred income taxes	93,402	—	—	—	93,402
Other long-term liabilities	—	49,809	1,022		50,831
Minority interests	—	35,956	—	—	35,956

Total liabilities	1,135,224	204,614	576,041	(420,971)	1,494,908

Member’s equity	565,064	590,391	742,967	(1,206,908)	691,514

Total liabilities and member’s equity	$1,700,288	$795,005	$1,319,008	$(1,627,879)	$2,186,422

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
For the Quarter Ended December 31, 2007 (unaudited)
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue:
Acute care revenue	$—	$201,280	$187,517	$(3,330)	$385,467
Premium revenue	—	—	126,627	—	126,627

Total net revenue	—	201,280	314,144	(3,330)	512,094

Costs and expenses:
Salaries and benefits	—	93,688	69,938	—	163,626
Supplies	—	34,102	26,037	—	60,139
Medical claims	—	—	106,210	(3,330)	102,880
Other operating expenses	—	36,027	34,162	—	70,189
Provision for bad debts	—	22,690	17,907	—	40,597
Rentals and leases	—	4,460	5,300	—	9,760
Interest expense, net	21,804	—	12,607	(12,607)	21,804
Depreciation and amortization	—	12,077	11,078	—	23,155
Management fees	1,187	(4,032)	4,032	—	1,187
Equity in earnings of affiliates	(28,445)	—	—	28,445	—

Total costs and expenses	(5,454)	199,012	287,271	12,508	493,337

Earnings (loss) before gain (loss) on disposal of assets, minority interests and income taxes	5,454	2,268	26,873	(15,838)	18,757
Gain (loss) on disposal of assets, net	—	65	(3)	—	62
Minority interests	—	(758)	—	—	(758)

Earnings (loss) before income taxes	5,454	1,575	26,870	(15,838)	18,061
Income tax expense	7,346	—	—	—	7,346

Net earnings (loss)	$(1,892)	$1,575	$26,870	$(15,838)	$10,715

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
For the Quarter Ended December 31, 2006 (unaudited)
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue:
Acute care revenue	$—	$166,482	$145,244	$(2,678)	$309,048
Premium revenue	—	—	107,786	—	107,786

Total net revenue	—	166,482	253,030	(2,678)	416,834

Costs and expenses:
Salaries and benefits	—	73,936	51,458	—	125,394
Supplies	—	28,995	18,250	—	47,245
Medical claims	—	—	92,373	(2,678)	89,695
Other operating expenses	—	34,084	26,774	—	60,858
Provision for bad debts	—	18,694	13,054	—	31,748
Rentals and leases	—	3,296	5,154	—	8,450
Interest expense, net	17,286	—	5,543	(5,543)	17,286
Depreciation and amortization	—	9,806	7,101	—	16,907
Management fees	1,047	(3,148)	3,148	—	1,047
Business interruption insurance recoveries	—	—	(1,918)	—	(1,918)
Equity in earnings of affiliates	(30,060)	—	—	30,060	—

Total costs and expenses	(11,727)	165,663	220,937	21,839	396,712

Earnings (loss) before loss on disposal of assets, minority interests and income taxes	11,727	819	32,093	(24,517)	20,122
Loss on disposal of assets, net	—	(1,332)	(205)	—	(1,537)
Minority interests	—	(1,341)	—	—	(1,341)

Earnings (loss) before income taxes	11,727	(1,854)	31,888	(24,517)	17,244
Income tax expense	6,661	—	—	—	6,661

Net earnings (loss)	$5,066	$(1,854)	$31,888	$(24,517)	$10,583

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Cash Flows
For the Quarter Ended December 31, 2007 (unaudited)
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net earnings (loss)	$(1,892)	$1,575	$26,870	$(15,838)	$10,715
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	12,077	11,078	—	23,155
Amortization of loan costs	718	—	—	—	718
Minority interests	—	758	—	—	758
Deferred income taxes	6,233	—	—	—	6,233
Loss (gain) on disposal of assets, net	—	(65)	3	—	(62)
Equity in earnings of affiliates	(28,445)	—	—	28,445	—
Changes in operating assets and liabilities:
Accounts receivable, net	—	9,541	(8,923)	—	618
Inventories, prepaid expenses and other current assets	—	(2,404)	1,256	—	(1,148)
Accounts payable, other accrued expenses and other accrued liabilities	(14,968)	(17,696)	(5,407)	—	(38,071)

Net cash provided by (used in) operating activities	(38,354)	3,786	24,877	12,607	2,916

Cash flows from investing activities
Purchases of property and equipment, net	—	(13,224)	(17,672)	—	(30,896)
Proceeds from sale of assets	—	83	266	—	349
Change in other assets, net	—	1,277	31	—	1,308

Net cash used in investing activities	—	(11,864)	(17,375)	—	(29,239)

Cash flows from financing activities
Payment of debt and capital lease obligations	(104,383)	(301)	(890)	—	(105,574)
Proceeds from debt borrowings	131,300	—	—	—	131,300
Distribution of minority interests	—	—	(1,669)	—	(1,669)
Proceeds received from sale of partnership interests	—	2,266	—	—	2,266
Change in intercompany balances with affiliates, net	11,437	9,755	(8,585)	(12,607)	—

Net cash provided by (used in) financing activities	38,354	11,720	(11,144)	(12,607)	26,323

Increase (decrease) in cash and cash equivalents	—	3,642	(3,642)	—	—
Cash and cash equivalents at beginning of period	—	(4,052)	4,052	—	—

Cash and cash equivalents at end of period	$—	$(410)	$410	$—	$—

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Cash Flows
For the Quarter Ended December 31, 2006 (unaudited)
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net earnings (loss)	$5,066	$(1,854)	$31,888	$(24,517)	$10,583
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	9,806	7,101	—	16,907
Amortization of loan costs	753	—	—	—	753
Minority interests	—	1,341	—	—	1,341
Deferred income taxes	5,504	—	—	—	5,504
Loss on disposal of assets, net	—	1,332	205	—	1,537
Equity in earnings of affiliates	(30,060)	—	—	30,060	—
Changes in operating assets and liabilities:
Accounts receivable, net	—	150	(3,510)	—	(3,360)
Inventories, prepaid expenses and other current assets	—	(2,874)	2,570	—	(304)
Accounts payable, other accrued expenses and other accrued liabilities	(10,146)	(3,949)	1,109	—	(12,986)

Net cash provided by (used in) operating activities	(28,883)	3,952	39,363	5,543	19,975

Cash flows from investing activities
Purchases of property and equipment, net	—	(6,935)	(36,865)	—	(43,800)
Change in other assets, net	—	583	906	—	1,489

Net cash used in investing activities	—	(6,352)	(35,959)	—	(42,311)

Cash flows from financing activities
Payment of debt and capital lease obligations	(1,101)	(528)	(303)	—	(1,932)
Distribution of minority interests	—	—	(1,240)	—	(1,240)
Proceeds received from sale of partnership interests	—	200	—	—	200
Change in intercompany balances with affiliates, net	29,984	(22,771)	(1,670)	(5,543)	—

Net cash provided by (used in) financing activities	28,883	(23,099)	(3,213)	(5,543)	(2,972)

Increase (decrease) in cash and cash equivalents	—	(25,499)	191	—	(25,308)
Cash and cash equivalents at beginning of period	—	94,518	897	—	95,415

Cash and cash equivalents at end of period	$—	$69,019	$1,088	$—	$70,107

9. SUBSEQUENT EVENT
     On February 1, 2008, the Company, through its wholly-owned subsidiary, IASIS Glenwood Regional Medical Center, LP, purchased a majority ownership interest in Ouachita Community Hospital, a ten-bed surgical hospital located in West Monroe, Louisiana. The purchase price for the majority ownership interest was approximately $16.9 million, subject to certain post-closing adjustments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements, the notes to our unaudited condensed consolidated financial statements and the other financial information appearing elsewhere in this report. Data for the quarters ended December 31, 2007 and 2006 has been derived from our unaudited condensed consolidated financial statements. References herein to “we,” “our” and “us” are to IASIS Healthcare LLC and its subsidiaries.
FORWARD LOOKING STATEMENTS
     Some of the statements we make in this report are forward-looking within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations including, but not limited to, the discussions of our operating and growth strategy (including possible acquisitions and dispositions), financing needs, projections of revenue, income or loss, capital expenditures and future operations. Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results in future periods to differ materially from those anticipated in the forward-looking statements. Those risks and uncertainties include, among others, the risks and uncertainties related to our ability to generate sufficient cash to service our existing indebtedness, our substantial level of indebtedness that could adversely affect our financial condition, the possibility of an increase in interest rates, which would increase the cost of servicing our debt and could reduce profitability, our ability to retain and negotiate favorable contracts with managed care plans, changes in legislation that may significantly reduce government healthcare spending and our revenue, our hospitals’ competition for patients from other hospitals and healthcare providers, our hospitals facing a growth in bad debts resulting from increased self-pay volume and revenue, our ability to recruit and retain quality physicians, our hospitals’ competition for staffing which may increase our labor costs and reduce profitability, our failure to continually enhance our hospitals with the most recent technological advances in diagnostic and surgical equipment that would adversely affect our ability to maintain and expand our markets, our failure to comply with extensive laws and government regulations, the possible enactment of legislation or regulations that would impose significant restrictions on hospitals that have physician owners, the potential of exposure to liability from some of our hospitals being required to submit to the Department of Health and Human Services information on their relationships with physicians, the outcome of (and expenses incurred in connection with) a pending qui tam litigation and the Office of Inspector General (“OIG”) investigation, the possibility that we may become subject to federal and state investigations in the future, our ability to satisfy regulatory requirements with respect to our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, a failure of our information systems that would adversely affect our ability to properly manage our operations, an economic downturn or other material change in any one of the regions in which we operate, potential liabilities because of claims brought against our facilities, increasing insurance costs that may reduce our cash flows and net earnings, the impact of certain factors, including severe weather conditions and natural disasters, on our revenue and volume trends at our hospitals, our ability to control costs at Health Choice Arizona, Inc., the possibility of Health Choice Arizona, Inc.’s contract with the Arizona Health Care Cost Containment System (“AHCCCS”) being discontinued or experiencing materially reduced reimbursements, significant competition from other healthcare companies and state efforts to regulate the sale of not-for-profit hospitals that may affect our ability to acquire hospitals, difficulties with the integration of acquisitions that may disrupt our ongoing operations, difficulties with the operations of our new hospital that may require unanticipated costs, the significant capital expenditures that would be involved in the construction of current projects or other new hospitals that could have an adverse effect on our liquidity, the high costs for construction materials and labor that could have an adverse impact on the return on investment relating to our current expansion projects, state efforts to regulate the construction or expansion of hospitals that could impair our ability to operate and expand our operations, our dependence on key personnel, the loss of one or more of which could have a material adverse effect on our business, potential responsibilities and costs under environmental laws that could lead to material expenditures or liability, the possibility of a decline in the fair value of our reporting units that could result in a material non-cash charge to earnings and those risks, uncertainties and other matters detailed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, and in our subsequent filings with the Securities and Exchange Commission (the “SEC”).

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
EXECUTIVE OVERVIEW
     We are a leading owner and operator of medium-sized acute care hospitals in high-growth urban and suburban markets. We operate our hospitals with a strong community focus by offering and developing healthcare services targeted to the needs of the markets we serve, promoting strong relationships with physicians and working with local managed care plans. At December 31, 2007, we owned or leased 16 acute care hospital facilities and one behavioral health hospital, with a total of 2,737 beds in service, located in six regions:
•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	Tampa-St. Petersburg, Florida;

•	three cities in Texas, including San Antonio;
•	Las Vegas, Nevada; and

•	West Monroe, Louisiana.
     We also own and operate a Medicaid and Medicare managed health plan in Phoenix called Health Choice Arizona, Inc. (“Health Choice” or the “Plan”).
     The fiscal 2007 acquisitions of Glenwood Regional Medical Center (“Glenwood”) and Alliance Hospital (“Alliance”), which were effective January 31, 2007 and May 31, 2007, respectively, and the July 23, 2007 opening of our new hospital, Mountain Vista Medical Center (“Mountain Vista”) have resulted in an increase in our volume, net revenue and operating expenses during the quarter ended December 31, 2007, compared with the prior year quarter. Given that Alliance was immediately merged into Odessa Regional Hospital to form Odessa Regional Medical Center, all references to same-facility include the impact of the Alliance acquisition.
Revenue and Volume Trends
     Net revenue for the quarter ended December 31, 2007 increased 22.9% to $512.1 million, compared with $416.8 million in the prior year quarter. Net revenue is comprised of acute care and premium revenue. Acute care revenue contributed $76.5 million to the increase in total net revenue, while Health Choice contributed $18.8 million. Acute care revenue is comprised of net patient revenue and other revenue. A large percentage of our hospitals’ net patient revenue consists of fixed payment, discounted sources, including Medicare, Medicaid and managed care organizations. Reimbursement for Medicare and Medicaid services are often fixed regardless of the cost incurred or the level of services provided. Similarly, a greater percentage of the managed care companies we contract with reimburse providers on a fixed payment basis regardless of the costs incurred or the level of services provided. Net patient revenue is reported net of discounts and contractual adjustments. The contractual adjustments principally result from differences between the hospitals’ established charges and payment rates under Medicare, Medicaid and various managed care plans. The calculation of appropriate payments from the Medicare and Medicaid programs, including supplemental Medicaid reimbursement, as well as terms governing agreements with other third-party payors are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount. Premium revenue consists of revenue from Health Choice, our Medicaid and Medicare managed health plan. Other revenue includes medical office building rental income and other miscellaneous revenue.

Acute Care Revenue
     Acute care revenue increased 24.7% compared to the prior year quarter, primarily as a result of the acquisitions of Glenwood and Alliance, and the opening of Mountain Vista. On a same-facility basis, acute care revenue increased 9.5% to $341.3 million, compared with $311.7 million in the prior year quarter.
     We have experienced an increase in net patient revenue at our hospital operations which, in part, is driven by volume growth, favorable pricing trends and an increase in overall acuity levels. Net patient revenue per adjusted admission increased 6.0% for the quarter ended December 31, 2007, compared with the prior year quarter. Admissions and adjusted admissions increased 18.5% and 17.7%, respectively, for the quarter ended December 31, 2007, compared with the prior year quarter. On a same-facility basis, which includes the effect of the Alliance acquisition, admissions and adjusted admissions increased 1.2% and 2.2%, respectively, while net patient revenue per adjusted admission increased 7.5%, compared with the prior year quarter.
     Our net patient revenue per adjusted admission continues to benefit from favorable pricing trends and demonstrates our focus on profitable product lines and capital investments in our facilities. From a service line standpoint, we have experienced an increase in certain higher acuity services, such as inpatient and outpatient surgeries, including cardiovascular, orthopedic and bariatric surgical cases, as well as increases in other inpatient services such as obstetrics and psychiatric procedures. While we believe these are positive trends, the consolidation of payors in certain markets may result in reduced reimbursement from managed care organizations in future periods. Such consolidation of managed care organizations has resulted in a greater focus on case management, as well as increased efforts in aligning themselves with certain networks of providers in markets in which we operate.
     During fiscal 2007, certain of our acute care hospitals received supplemental Medicaid reimbursement, including reimbursement from a program for participating private hospitals that enter into indigent care affiliation agreements with public hospitals or county governments in the state of Texas. Under the Centers for Medicare and Medicaid Services (“CMS”) approved program, affiliated hospitals within a geographic area, including our Texas hospitals, expanded the community healthcare safety net by providing indigent healthcare services. Participation in this program by our Texas hospitals has resulted in an increase in acute care revenue, as well as an increase in professional fees incurred to expand the indigent care services. This program is subject to periodic audits by CMS and is currently undergoing a CMS review. In October 2007, as a result of the CMS review, the state of Texas ceased funding of the private hospital programs due to the deferral of certain federal Medicaid payments by CMS. We believe the state will continue to withhold payments until CMS completes its review. In response to these items, during the quarter ended December 31, 2007, we discontinued the recognition of the related reimbursement until CMS has completed its review and the state of Texas reinstates funding of the private hospital programs. CMS has indicated that it might require some changes in the program documentation; however, there can be no assurance whether the final results of the CMS review will be limited to changes in program documentation. While the current suspension and the possible termination of future benefits under the program are not material to our financial statements, any recoupment by the federal, state or county governments of the previous matching funds paid to us, could have a material adverse effect on our results of operations and cash flows. In addition, during this period of suspension, we will continue to fund our obligation to provide indigent care services, which could have a material adverse effect on our cash flow from operations.
     The following table provides the sources of our gross patient revenue by payor for the quarters ended December 31, 2007 and 2006.

	Quarter
	Ended December 31,
	2007	2006
Medicare	32.7%	31.1%
Medicaid	16.2%	17.0%
Managed care	43.2%	44.4%
Self-pay and other	7.9%	7.5%

Total	100.0%	100.0%

     The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“Medicare Modernization Act”), which was signed into law on December 8, 2003, made a number of significant changes to the Medicare program. The Medicare Modernization Act provides a number of benefits to our hospitals including, but not limited to:

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
     For federal fiscal year 2008, the Medicare Modernization Act provides for hospitals to receive a full market basket update for the provision of inpatient services, but such update amount is conditioned upon a hospital providing CMS with specific quality data relating to the quality of services provided. Hospitals that fail to provide CMS with the required data will receive an update equal to the market basket minus two percentage points. Our hospitals are currently complying with this reporting requirement. Initially, CMS required the reporting of 10 quality measures. As required by the Deficit Reduction Act of 2005 (“DEFRA”), CMS has expanded through a series of rulemakings the number of patient care indicators that hospitals must report. On November 1, 2007, CMS announced a final rule that expands to 30 the number of quality measures that hospitals are required to report, beginning with discharges occurring in calendar year 2008, in order to qualify for the full market basket update to the inpatient prospective payment system in fiscal year 2009. In addition, the rule requires hospitals to submit quality data regarding seven measures relating to outpatient care in order to receive the full market basket increase under the outpatient prospective payment system beginning in calendar year 2009. Hospitals that fail to submit such data will receive the market basket update minus two percentage points for the outpatient prospective payment system. CMS has recently issued a report proposing a value-based purchasing system which would phase out the current quality reporting system and instead would make a portion of hospital payment contingent on actual performance on specified measures. It is uncertain whether such a program will be implemented.
     The Medicare Modernization Act also decreases hospital reimbursement in a few areas, including, but not limited to, a provision denying updates to hospitals with “high-cost” direct medical education programs.
     On August 1, 2006, CMS announced a final rule that refines the diagnosis-related group payment system, and on August 1, 2007, CMS announced a final rule that creates new severity-adjusted diagnosis-related groups to replace the current diagnosis-related groups. CMS expects the new severity-adjusted diagnosis-related groups to better recognize severity of illness among patients. For federal fiscal year 2008, CMS has issued a final rule updating the diagnosis-related group payment system rates by the full market basket of 3.3%. However, this rule reduces payment rates in fiscal years 2008 and 2009 to eliminate what CMS estimates to be the effect of coding or classification changes as a result of hospitals implementing the new severity adjusted diagnosis-related groups. We are uncertain what impact these changes may have on our revenues.
     On July 16, 2007 CMS issued final regulations that change payment for procedures performed in an ASC effective January 1, 2008. Under this rule, ASC payment groups increased from the current nine clinically disparate payment groups to the 221 APCs used under the outpatient prospective payment system for these surgical services. CMS estimates that the rates for procedures performed in an ASC setting equal 65% of the corresponding rates paid for the same procedures performed in an outpatient hospital setting. Because the new payment system has a significant impact on payments for certain procedures, the final rule establishes a four year transition period for implementing the revised rates. In addition, the rule significantly expands the types of procedures that may be performed in ASCs. More Medicare procedures that were previously performed in hospitals, such as ours, may be moved to ASCs, potentially reducing surgical volume in our hospitals. ASCs may experience decreased reimbursement depending on their service mix. Also, more Medicare procedures that were previously performed in ASCs may be moved to physicians’ offices. Currently, we do not believe that these changes will have or have had a material adverse impact on our results of operations or cash flows.

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
     Health Choice’s contract with AHCCCS expires September 30, 2008. The contract is terminable without cause on 90 days’ written notice or for cause upon written notice if we fail to comply with any term or condition of the contract or fail to take corrective action as required to comply with the terms of the contract. Additionally, AHCCCS can terminate our contract in the event of the unavailability of state or federal funding. We intend to bid for a new contract for future periods. We have received a request for proposal from AHCCCS, for which we are preparing our bid for submission. Bids are due to AHCCCS by March 28, 2008. We anticipate contracts will be awarded by AHCCCS to participating plans in May 2008. While we cannot be assured we will be awarded a new contract, we have successfully secured new contracts in the last three bidding cycles, including being the only health plan to be awarded additional counties during the 2004 bidding process.
     Health Choice’s contract with CMS to provide coverage as a Medicare Advantage Prescription Drug (“MAPD”) Special Needs Plan (“SNP”) provider allows Health Choice to offer Medicare and Part D drug benefit coverage for new and existing dual-eligible members, or those that are eligible for Medicare and Medicaid. Health Choice historically served these type members through the AHCCCS Medicaid program. The contract with CMS expires December 31, 2008 and includes successive one-year renewal options at the discretion of CMS. The contract is terminable without cause on 90 days’ written notice or for cause upon written notice if we fail to comply with any term or condition of the contract, or fail to take corrective action as required to comply with the terms of the contract. Under current law, CMS’ authority to designate SNPs expires on December 31, 2009. Unless Congress and the President act to change this law, CMS may not be able to renew Health Choice’s SNP contract after December 31, 2009. Additionally, recently enacted legislation prohibits CMS from designating additional disproportionate percentage SNPs and prohibits existing SNPs from enrolling individuals outside of the SNPs’ existing geographic areas through December 31, 2009.
     Premium revenue at Health Choice for the quarter ended December 31, 2007, increased $18.8 million, or 17.5%, compared with the prior year quarter. Increases in our Medicaid enrollees, as well as increases in capitation premium rates, have been the primary contributors to our growth in premium revenue. This growth has been partially offset by slight declines in our Medicare membership resulting from strong competition for these enrollees from national managed care organizations. Premium revenue generated under the AHCCCS and CMS contracts with Health Choice represented approximately 24.7% of our consolidated net revenue for the quarter ended December 31, 2007, compared with 25.9% in the prior year quarter.
Significant Industry Trends
     The following paragraphs discuss recent trends that we believe are significant factors in our current and/or future operating results and cash flows. Certain of these trends apply to the entire acute care hospital industry, while others may apply to us more specifically. These trends could be short-term in nature or could require long-term attention and resources. While these trends may involve certain factors that are outside of our control, the extent to which these trends affect our hospitals and our ability to manage the impact of these trends play vital roles in our current and future success. In many cases, we are unable to predict what impact these trends, if any, will have on us.
Pay for Performance Reimbursement
     Many payors, including Medicare and several large managed care organizations, currently require providers to report certain quality measures in order to receive full reimbursement increases that were awarded automatically in the past. On November 1, 2007, CMS announced a final rule that expanded to 30 the number of quality measures that hospitals are required to report, beginning with discharges occurring in calendar year 2008, in order to qualify for the full market basket update to the Medicare inpatient prospective payment system in fiscal year 2009. These 30 quality measures includes measures relating to acute myocardial infarction, heart failure, pneumonia, surgical care improvement, 30-day mortality rates for acute myocardial infarction and heart failure patients, and patients’ experience of care through the HCAHPS patient survey. CMS established the first quality measures in 2003, and CMS has expanded, through a series of rulemakings, the number of patient care indicators that hospitals must report. We anticipate that CMS will continue to expand the number of quality measures. CMS has also announced a final rule that requires hospitals to submit quality data regarding seven measures relating to outpatient care in order to receive the full market basket increase under the outpatient prospective payment system beginning in calendar year 2009. We have invested significant capital in the implementation of our advanced clinical system that assists us in reporting these quality measures.

     Beginning in federal fiscal year 2009, Medicare will not pay hospitals additional amounts for the treatment of certain preventable hospital-acquired conditions. DEFRA required CMS to select at least two hospital-acquired conditions for which hospitals will not receive additional payment unless the conditions were present on admission to the hospital. Each of the conditions selected by CMS had to (i) be high cost or high volume or both, (ii) result in the assignment of a case to a DRG that has a higher payment when present as a secondary diagnosis, and (iii) reasonably be preventable through the application of evidence-based guidelines. In a final rule published on August 22, 2007, CMS selected eight such hospital-acquired conditions, three of which are classified as “serious preventable events.” Effective October 1, 2008, cases with any of these eight hospital-acquired conditions will not be paid at a higher DRG unless the condition was present at admission. DEFRA provides that CMS may revise the list of conditions from time to time. Thus, our ability to demonstrate quality of care in our hospitals could significantly impact our operating results in the future.
     Additionally, CMS has recently issued a report proposing a value-based purchasing system, which would phase out the current quality reporting system, making a portion of hospital payments contingent on actual performance against specified measures. It is uncertain whether such a program will be implemented. Many large managed care organizations have developed quality measurement criteria that are similar to or even more stringent than the Medicare requirements.
Growth in Bad Debts Resulting From Increased Self-Pay Volume and Revenue
     Like others in the hospital industry, we continue to experience increases in self-pay volume and revenue that have caused our provision for bad debts to rise. These increases continue to be driven by growth in the number of uninsured patients seeking care at our hospitals, as well as increases in the amount of co-payments and deductibles as employers continue to pass more of these costs onto their employees. For the quarter ended December 31, 2007, the provision for bad debts increased to 10.4% of acute care revenue, compared to 10.2% in the prior year quarter. For the quarter ended December 31, 2007, same-facility self-pay admissions as a percentage of total admissions were 5.8%, compared with 5.3% in the prior year quarter. We monitor our self-pay admissions on a daily basis and continue to focus on the efficiency of our emergency rooms, point-of-service cash collections, Medicaid eligibility automation and process-flow improvements. We anticipate that if we experience further growth in self-pay volume and revenue, along with continued increases in co-payments and deductibles for insured patients, our provision for bad debts will continue to increase and our results of operations could be adversely affected.
     The approximate percentages of gross hospital receivables (prior to allowances for contractual adjustments and doubtful accounts) are summarized as follows:

	December 31,	September 30,
	2007	2007
Insured receivables	66.0%	66.7%
Uninsured receivables	34.0%	33.3%

Total	100.0%	100.0%

     The percentages in the table above are calculated using gross receivable balances. Uninsured receivables and insured receivables are net of discounts and contractual adjustments recorded at the time of billing. Included in insured receivables are accounts that are pending approval from Medicaid. These receivables were approximately 2.3% of gross hospital receivables at both December 31, 2007 and September 30, 2007. Growth in self-pay volume and revenue has contributed to the increase in uninsured receivables as a percentage of total accounts receivable at December 31, 2007.

     The approximate percentages of gross hospital receivables in summarized aging categories are as follows:

	December 31,	September 30,
	2007	2007
0 to 90 days	69.4%	71.8%
91 to 180 days	17.7%	15.5%
Over 180 days	12.9%	12.7%

Total	100.0%	100.0%

     The increase in accounts receivable in our 91 to 180 day category is the result of the acquisitions of Glenwood and Alliance, as well as the increase in accounts receivable resulting from the opening of our new hospital, Mountain Vista.
Additional Charity Care and Charges to the Uninsured
     We record revenue deductions for patient accounts that meet our guidelines for charity care. We currently provide charity care to patients with income levels below 200% of the federal poverty level and will continue this practice. Additionally, all of our hospitals provide a sliding scale of reduced rates to uninsured patients, who are not covered through federal, state or private insurance, with incomes between 200% and 400% of the federal poverty level. On a same-facility basis, charity care deductions increased $2.8 million for the quarter ended December 31, 2007, compared with the prior year quarter.
Sub-Acute Care Services
     Inpatient care is expanding to include sub-acute care when a less intensive, lower cost level of care is appropriate. We have been proactive in the development of a variety of sub-acute inpatient services to utilize a portion of our available capacity. By offering cost-effective sub-acute services in appropriate circumstances, we are able to provide a continuum of care when the demand for such services exists. We have identified opportunities to expand sub-acute services within our facilities as appropriate, including inpatient psychiatric and rehabilitation services.
Implementation of Our Quality Initiatives
     Quality of care is integral to our future success. We have taken significant steps in implementing expanded quality of care initiatives that we believe represent key building blocks to a successful strategy, including the following:
•	Deployment of proprietary information systems to provide daily tracking of care provided to patients in any core measures category;

•	Implementation of a strategy to retain nurses, ultimately providing an improved continuum of care through continuity;

•	Development and implementation of a hospital medical management program;

•	Ongoing training and education of medical and non-medical personnel related to quality performance indicators;

•	Monthly review of the 30 quality indicators prescribed by CMS for reporting beginning January 1, 2008;

•	Monitoring of additional quality measures above the requirement to receive the full annual payment update;
•	Rapid response teams in place at all of our hospitals to provide more timely and efficient care;

•	Engagement of an external group to conduct unannounced mock Joint Commission surveys;

•	Alignment of hospital management incentive compensation with quality performance indicators; and
•	Additional staffing to collect and report quality information and to facilitate action plans to address areas for improvement.
Physician Integration
     We continue to recruit physicians to fulfill the needs of the communities that our hospitals serve, with primary emphasis on family practice and internal medicine, general surgery, hospitalists, obstetrics and gynecology, cardiology, neurology and orthopedics. Our ability to attract and retain skilled physicians to our hospitals is critical to our success and is affected by the quality of care at our hospitals. The quality of care at our hospitals will become even more important to physicians, if physician reimbursement shifts to a pay for performance basis, similar to hospital reimbursement. In a hospital setting, many of the quality measures that apply to nursing care also apply to physician care. This interdependence aligns the quality of care focus of physicians and hospitals in order that both can receive equitable compensation for services provided.
     We will experience certain other risks that are associated with the integration of the medical staff at our hospitals. As we continue to implement our physician employment strategy, we face significant competition for skilled physicians in certain of our markets as more providers adopt a physician staffing model approach. This increased competition has resulted in efforts by managed care organizations to align with certain provider networks in the markets in which we operate, which could have an adverse impact on our volume and results of operations.
     We also face risk from competition with physicians and physician groups for outpatient business. We expect to mitigate this risk by achieving a competitive advantage resulting from our commitment to recruiting and retaining quality physicians, including the implementation of our physician employment strategy, our commitment to capital investment in our hospitals, including updated technology and equipment, and our commitment to our quality of care initiatives that individual physicians or physician groups may not be equipped to implement.
Nursing Shortage
     The hospital industry continues to experience a shortage of nurses. This nursing shortage has created an environment that has required an extended increase in the use of nursing contract labor. While we continue to face challenges in retaining and recruiting nurses in each of our markets, similar to other providers in their respective regions, we have experienced improvement in our nursing contract labor utilization during recent quarters. Contract labor expense for nursing services as a percentage of acute care revenue decreased 0.3% for the quarter ended December 31, 2007, compared with the prior year quarter. We believe this improvement is the result of our comprehensive recruiting plan for nurses that focuses on expanded relationships with local colleges and universities, which include our sponsorship of nursing scholarship programs. These partnerships have increased our nursing retention, which has resulted in declining utilization of contract nursing services. Should we be unsuccessful in our attempts to maintain nursing coverage adequate for our present and future needs, our future operating results could be adversely affected.
Decreased Federal and State Funding for Medicaid Programs
     Some of the states in which we operate have experienced budget constraints as a result of increased costs and lower than expected tax collections. Health and human services programs, including Medicaid and similar programs, often represent a significant portion of state spending, and some states have proposed and other states may propose decreased funding for these programs or other structured changes. DEFRA, signed into law on February 8, 2006, included Medicaid cuts of approximately $4.8 billion over five years. In May 2007, CMS issued a final rule that is subject to a one-year Congressionally-mandated moratorium and that, if implemented, would result in significant additional reductions to federal Medicaid funding. If such funding decreases are implemented in the states in which we operate, our operating results and cash flows could be adversely affected.

Changes in Patient Service Mix
     Although from an industry trend perspective, a number of procedures once performed only on an inpatient basis have been, and will continue to be, converted to outpatient procedures as a result of advances in pharmaceutical and medical technologies, we have recently experienced a shift in our patient service mix to more inpatient procedures. This includes an increase in inpatient cardiovascular, obstetrics and psychiatric admissions. Generally, the payments we receive for outpatient procedures are less than those for similar procedures performed in an inpatient setting.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     A summary of significant accounting policies is disclosed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2007. Our critical accounting policies are further described under the caption “Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended September 30, 2007. There have been no changes in the nature of our critical accounting policies or the application of those policies since September 30, 2007, except as disclosed below.
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
     Effective October 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of all tax positions accounted for in accordance with SFAS 109. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We applied the provisions of FIN 48 to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date, October 1, 2007, have been recognized in connection with the adoption of FIN 48. As a result of adopting FIN 48, we recorded a liability for unrecognized tax benefits of $8.1 million, including accrued interest of $83,000. The adjustment was comprised of a cumulative effect decrease to member’s equity of approximately $59,000, and a decrease to net noncurrent deferred tax liabilities of approximately $8.1 million. An additional $9.9 million of unrecognized tax benefits are reflected as a reduction to deferred tax assets for federal and state net operating losses generated by uncertain tax deductions.
     FIN 48 permits interest and penalties on underpayments of income taxes to be classified as interest expense, income tax expense, or another appropriate expense classification based on the accounting election of the company. Our policy is to classify interest and penalties as a component of income tax expense.
Selected Operating Data
     The following table sets forth certain unaudited operating data for each of the periods presented.

	Quarter
	Ended December 31,
	2007	2006
Acute Care:
Number of acute care hospital facilities at end of period (1)	16	14
Beds in service at end of period (2)	2,737	2,206
Average length of stay (days) (3)	4.6	4.5
Occupancy rates (average beds in service)	48.0%	49.7%
Admissions (4)	26,429	22,304
Adjusted admissions (5)	42,610	36,193
Patient days (6)	120,872	100,768
Adjusted patient days (5)	187,377	157,624
Net patient revenue per adjusted admission	$8,976	$8,471

Same Facility(7):
Number of acute care hospital facilities at end of period	14	14
Beds in service at end of period (2)	2,331	2,206
Average length of stay (days) (3)	4.6	4.5
Occupancy rates (average beds in service)	48.0%	49.7%
Admissions (4)	22,569	22,304
Adjusted admissions (5)	36,998	36,193

	Quarter
	Ended December 31,
	2007	2006
Patient days (6)	102,896	100,768
Adjusted patient days (5)	161,171	157,624
Net patient revenue per adjusted admission	$9,110	$8,471

Health Choice:
Medicaid covered lives	124,143	111,679
Dual-eligible lives (8)	3,457	3,980
Medical loss ratio (9)	83.9%	85.7%
(1)	Includes Glenwood, which was acquired effective January 31, 2007, and Mountain Vista, which opened on July 23, 2007.

(2)	Includes St. Luke’s Behavioral Hospital.

(3)	Represents the average number of days that a patient stayed in our hospitals.

(4)	Represents the total number of patients admitted to our hospitals for stays in excess of 23 hours. Management and investors use this number as a general measure of inpatient volume.

(5)	Adjusted admissions and adjusted patient days are general measures of combined inpatient and outpatient volume. We compute adjusted admissions/patient days by multiplying admissions/patient days by gross patient revenue and then dividing that number by gross inpatient revenue.

(6)	Represents the number of days our beds were occupied by inpatients over the period.

(7)	Includes Alliance in Odessa, Texas, which was acquired effective May 31, 2007, and immediately merged into Odessa Regional Hospital to form Odessa Regional Medical Center.

(8)	Represents members eligible for Medicare and Medicaid benefits under Health Choice’s contract with CMS to provide coverage as a MAPD SNP.

(9)	Represents medical claims expense as a percentage of premium revenue, including claims paid to our hospitals.
RESULTS OF OPERATIONS SUMMARY
     The following table sets forth, for the periods indicated, results of operations data expressed in dollar terms and as a percentage of net revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended		Quarter Ended
Consolidated ($ in thousands):	December 31, 2007		December 31, 2006
	Amount	Percentage	Amount	Percentage
Net revenue:
Acute care revenue	$385,467	75.3%	$309,048	74.1%
Premium revenue	126,627	24.7%	107,786	25.9%

Total net revenue	512,094	100.0%	416,834	100.0%

Costs and expenses:
Salaries and benefits	163,626	32.0%	125,394	30.1%
Supplies	60,139	11.7%	47,245	11.3%
Medical claims	102,880	20.1%	89,695	21.5%
Other operating expenses	70,189	13.7%	60,858	14.6%
Provision for bad debts	40,597	7.9%	31,748	7.6%
Rentals and leases	9,760	1.9%	8,450	2.0%
Interest expense, net	21,804	4.3%	17,286	4.2%
Depreciation and amortization	23,155	4.5%	16,907	4.1%
Management fees	1,187	0.2%	1,047	0.3%
Business interruption insurance recoveries	—	—	(1,918)	(0.5)%

Total costs and expenses	493,337	96.3%	396,712	95.2%

Earnings before gain (loss) on disposal of assets, minority interests and income taxes	18,757	3.7%	20,122	4.8%

Gain (loss) on disposal of assets, net	62	0.0%	(1,537)	(0.4)%
Minority interests	(758)	(0.2)%	(1,341)	(0.3)%

Earnings before income taxes	18,061	3.5%	17,244	4.1%
Income tax expense	7,346	1.4%	6,661	1.6%

Net earnings	$10,715	2.1%	$10,583	2.5%

	Quarter Ended		Quarter Ended
Acute Care ($ in thousands):	December 31, 2007		December 31, 2006
	Amount	Percentage	Amount	Percentage
Net revenue:
Acute care revenue	$385,467	99.1%	$309,048	99.1%
Revenue between segments (1)	3,330	0.9%	2,678	0.9%

Total net revenue	388,797	100.0%	311,726	100.0%

Costs and expenses:
Salaries and benefits	159,583	41.0%	121,983	39.1%
Supplies	60,062	15.4%	47,161	15.1%
Other operating expenses	65,717	16.9%	57,144	18.3%
Provision for bad debts	40,597	10.4%	31,748	10.2%
Rentals and leases	9,475	2.5%	8,195	2.6%
Interest expense, net	21,804	5.6%	17,286	5.6%
Depreciation and amortization	22,260	5.8%	16,020	5.1%
Management fees	1,187	0.3%	1,047	0.4%
Business interruption insurance recoveries	—	0.0%	(1,918)	(0.6)%

Total costs and expenses	380,685	97.9%	298,666	95.8%

Earnings before gain (loss) on disposal of assets, minority interests and income taxes	8,112	2.1%	13,060	4.2%
Gain (loss) on disposal of assets, net	62	0.0%	(1,537)	(0.5)%
Minority interests	(758)	(0.2)%	(1,341)	(0.4)%

Earnings before income taxes	$7,416	1.9%	$10,182	3.3%

(1)	Revenue between segments is eliminated in our consolidated results.

	Quarter Ended		Quarter Ended
Health Choice ($ in thousands):	December 31, 2007		December 31, 2006
	Amount	Percentage	Amount	Percentage
Premium revenue	$126,627	100.0%	$107,786	100.0%

Costs and expenses:
Salaries and benefits	4,043	3.2%	3,411	3.2%
Supplies	77	0.1%	84	0.1%
Medical claims (1)	106,210	83.9%	92,373	85.7%
Other operating expenses	4,472	3.5%	3,714	3.4%
Rentals and leases	285	0.2%	255	0.2%
Depreciation and amortization	895	0.7%	887	0.8%

Total costs and expenses	115,982	91.6%	100,724	93.4%

Earnings before income taxes	$10,645	8.4%	$7,062	6.6%

(1)	Medical claims paid to our hospitals of $3.3 million and $2.7 million for the quarters ended December 31, 2007 and 2006, respectively, is eliminated in our consolidated results.

Quarters Ended December 31, 2007 and 2006
     Net revenue — Net revenue for the quarter ended December 31, 2007 was $512.1 million, an increase of $95.3 million or 22.9%, compared with $416.8 million in the prior year quarter. The increase in net revenue was a combination of an increase of $76.5 million in acute care revenue from hospital operations, which we refer to as our acute care operations segment in our financial statements, and an increase of $18.8 million in premium revenue from Health Choice.
     For the quarter ended December 31, 2007, hospitals and other healthcare entities owned by us received approximately $3.3 million in acute care revenue from Health Choice, compared with $2.7 million in the prior year quarter. This net revenue was eliminated in our consolidated results.
     Before eliminations, acute care revenue from our hospital operations for the quarter ended December 31, 2007 was $388.8 million, an increase of $77.1 million, or 24.7%, compared with $311.7 million in the prior year quarter. Admissions and adjusted admissions increased 18.5% and 17.7%, respectively, for the quarter ended December 31, 2007, compared with the prior year quarter. Net patient revenue per adjusted admission increased 6.0% for the quarter ended December 31, 2007, compared with the prior year quarter. On a same-facility basis, acute care revenue from our hospital operations increased 9.5%, compared with the prior year quarter. Including the effect of the Alliance acquisition, this growth was driven by an increase in same-facility admissions and adjusted admissions of 1.2% and 2.2%, respectively, while net patient revenue per adjusted admission increased 7.5%, compared with the prior year quarter. Net adjustments to estimated third-party payor settlements, also known as prior year contractuals, resulted in an increase in net revenue of $783,000 and $119,000 for the quarters ended December 31, 2007 and 2006, respectively.
     Same-facility pricing improvements during the quarter ended December 31, 2007, were attributable to mid-single digit increases in managed care reimbursement rates and an increase in overall acuity. Growth in revenue resulting from increased acuity is evidenced by increases in inpatient and outpatient surgeries, including cardiovascular, orthopedic and bariatric surgical cases, as well as other inpatient services such as obstetrics and psychiatric procedures.
     Premium revenue from Health Choice was $126.6 million for the quarter ended December 31, 2007, an increase of $18.8 million or 17.5%, compared with $107.8 million in the prior year quarter. The increase in premium revenue was the result of increases in capitation payment rates and increased membership in our Medicaid product line. This growth was partially offset by slight declines in our Medicare membership resulting from strong competition for these enrollees from national managed care organizations.
     Salaries and benefits — Salaries and benefits expense from our hospital operations for the quarter ended December 31, 2007 was $159.6 million, or 41.0% of acute care revenue, compared with $122.0 million, or 39.1% of acute care revenue in the prior year quarter. The increased salaries and benefits margin is primarily the result of: (i) our acquisition of Glenwood; (ii) labor-related costs at Mountain Vista, as acute care revenue continues to ramp-up; (iii) the implementation of our physician employment strategy in certain markets, primarily our Utah market; (iv) an increase in benefit costs associated with a growth in employee medical and pharmacy claims experience; and (v) an increase in nursing orientation costs associated with nurses hired as a result of our relationships with local colleges and universities. These factors were partially offset by a 0.3% decline in nursing contract labor as a percentage of acute care revenue resulting from our continued improvements in retaining nursing personnel.
     Supplies — Supplies expense from our hospital operations was $60.1 million, or 15.4% of acute care revenue, for the quarter ended December 31, 2007, compared with $47.2 million, or 15.1% of acute care revenue in the prior year quarter. The increase in supply cost as a percentage of acute care revenue was primarily driven by the acquisitions of Glenwood and Alliance, and the opening of Mountain Vista, each of which have higher supply margins resulting from their service mix. In addition, growth in higher acuity and supply utilization services such as inpatient and outpatient surgeries, as well as cardiology and orthopedic procedures has resulted in an increase in our supplies expense margin.
     Medical claims — Medical claims expense before eliminations for Health Choice increased $13.8 million to $106.2 million for the quarter ended December 31, 2007, compared with $92.4 million in the prior year quarter. Medical claims expense represents the amounts paid by Health Choice for health care services provided to its members. Medical claims expense as a percentage of premium revenue was 83.9% for the quarter ended December

31, 2007, compared with 85.7% in the prior year quarter. The improvement in medical claims expense as a percentage of premium revenue was driven by: (i) more favorable claims experience, including continued focus on managing medical costs, such as pharmacy and physician expenses; and (ii) leveraging medical costs against an increase in premium revenue generated by increases in capitation premiums.
     Other operating expenses — Other operating expenses from our hospital operations for the quarter ended December 31, 2007 were $65.7 million, or 16.9% of acute care revenue, compared with $57.1 million, or 18.3% of acute care revenue in the prior year quarter. The decline in other operating expenses as a percentage of acute care revenue was driven by: (i) a reduction in the use of purchased services due to changes in service mix; (ii) a decrease in costs related to professional and general liability claims resulting from continued improvements in claims experience; and (iii) reduced qui tam related legal fees and other expenses. Other operating expenses for the quarters ended December 31, 2007 and 2006, include $1.6 million and $2.1 million, respectively, in qui tam related legal fees and other expenses.
     Provision for bad debts — Provision for bad debts from our hospital operations for the quarter ended December 31, 2007 was $40.6 million, or 10.4% of acute care revenue, compared with $31.7 million, or 10.2% of acute care revenue in the prior year quarter. We continue to experience an increase in self-pay volume and revenue, as well as increases in the amount of co-payments and deductibles passed on by employers to employees. On a same-facility basis, self-pay admissions as a percentage of total admissions increased to 5.8% during the quarter ended December 31, 2007, compared with 5.3% in the prior year quarter. These trends continue to be the main driver behind the increase in our provision for bad debts.
     Interest expense, net — Interest expense, net of interest income, for the quarter ended December 31, 2007 was $21.8 million, compared with $17.3 million in the prior year quarter. This increase of $4.5 million was primarily due to increased borrowings under our senior secured credit facilities, which includes the outstanding balance under our delayed draw term loan and use of our revolving credit facility during the quarter ended December 31, 2007. Borrowings under our senior secured credit facilities are subject to interest at variable rates. The weighted average interest rate of outstanding borrowings under the senior secured credit facilities was 7.2% for the quarter ended December 31, 2007, compared with 7.6% in the prior year quarter.
     Depreciation and amortization — Depreciation and amortization expense for the quarter ended December 31, 2007 was $23.2 million, compared with $16.9 million in the prior year quarter. The increase of $6.2 million was primarily related to depreciation and amortization expense resulting from the acquisitions of Glenwood and Alliance, as well as additions to property and equipment made in connection with assets placed in service at Mountain Vista.
     Income tax expense — We recorded a provision for income taxes of $7.3 million, resulting in an effective tax rate of 40.7%, for the quarter ended December 31, 2007, compared with $6.7 million, for an effective tax rate of 38.6% in the prior year quarter. The increase in our effective tax rate was the result of an increase in state taxes and an increase in valuation allowances related to net operating losses in subsidiaries that are not included as part of our consolidated return.
     Net earnings — Net earnings increased $132,000 to $10.7 million for the quarter ended December 31, 2007, compared with $10.6 million in the prior year quarter. Included in net earnings for the quarter ended December 31, 2006, was $1.9 million of business interruption insurance recoveries received in connection with the temporary closure and disruption of operations at The Medical Center of Southeast Texas, as a result of Hurricane Rita in 2005. Our business interruption claim was finalized in the third quarter of fiscal 2007.
LIQUIDITY AND CAPITAL RESOURCES
     We rely on cash generated from our internal operations as our primary source of liquidity, as well as available credit facilities, project and bank financings and the issuance of long-term debt. From time to time, we have also utilized operating lease transactions that are sometimes referred to as off-balance sheet arrangements. We expect that our future funding for working capital needs, capital expenditures, long-term debt repayments and other financing activities will continue to be provided from some or all of these sources. Each of our existing and projected sources of cash is impacted by operational and financial risks that influence the overall amount of cash generated and the capital available to us. For example, cash generated by our business operations may be impacted by, among other things, economic downturns, weather-related catastrophes and adverse industry conditions. Our future liquidity will be impacted by our ability to access capital markets, which may be restricted due to our credit ratings, general market conditions, and by existing or future debt agreements. For a further discussion of risks that can impact our liquidity, see our risk factors beginning on page 24 of our Annual Report of Form 10-K as of September 30, 2007.
     As of December 31, 2007, we had $854.0 million in senior secured credit facilities. The $854.0 million senior secured credit facilities include: (i) a senior secured term loan of $439.0 million; (ii) a senior secured delayed draw term loan of $150.0 million; (iii) a senior secured revolving credit facility of $225.0 million, which includes a $100.0 million sub-limit for letters of credit; and (iv) a senior secured synthetic letter of credit facility of $40.0 million. Including our senior secured credit facilities at December 31, 2007, we had available liquidity as follows (in millions):

Available cash	$—
Available capacity under our senior secured revolving credit facility	194.3
Available capacity under our senior secured delayed draw term loan	39.0

Net available liquidity at December 31, 2007	$233.3

     In addition to our available liquidity, we expect to generate significant operating cash flow in fiscal 2008. We will also utilize proceeds from our financing activities as needed.
     We intend to use the remaining capacity available under the delayed draw term loan to fund capital projects and other general corporate purposes. Requirements under the related credit agreement stipulate that the delayed draw term loan must be fully drawn by April 27, 2008.
     Our growth strategy requires significant capital expenditures during fiscal 2008 and future years. We expect our capital expenditures for fiscal 2008 to be $195.0 million to $210.0 million, including the following significant expenditures:
•	$58.0 million to $62.0 million for the two patient tower expansions in Utah;

•	$62.0 million to $68.0 million for other growth and new business projects;

•	$60.0 million to $65.0 million in replacement or maintenance related projects at our hospitals; and

•	$15.0 million in hardware and software related costs in connection with the implementation of our advanced clinical information system, as well as other information systems projects.
     At December 31, 2007, we had construction and other various projects in progress with an estimated cost to complete and equip over the next three years of approximately $101.3 million. The patient tower expansion projects at two of our Utah hospitals have projected costs totaling approximately $77.0 million to $82.0 million. As of December 31 2007, we have spent approximately $11.2 million related to these projects. Additionally, in connection with the acquisition of Glenwood, we have committed to spend $30.0 million for various expansion and renovation projects during our first four years of ownership. We plan to finance our proposed capital expenditures with borrowings under our senior secured credit facilities, with cash generated from operations and with other capital sources that may become available.
     At December 31, 2007, amounts outstanding under our senior secured credit facilities consisted of a $435.7 million term loan, $111.0 million under the delayed draw term loan and $28.1 million under the revolving credit facility. We also had $40.0 million and $2.6 million in letters of credit outstanding under the synthetic letter of credit facility and the revolving credit facility, respectively. In addition to amounts outstanding under the senior secured credit facilities, we had $475.0 million aggregate principal amount of 8 3/4% senior subordinated notes due 2014 outstanding at December 31, 2007. For a further discussion of our debt arrangements, see the section below entitled “Debt Instruments.”
     On February 1, 2008, we, through our wholly-owned subsidiary, IASIS Glenwood Regional Medical Center, LP, purchased a majority ownership interest in Ouachita Community Hospital, a ten-bed surgical hospital located in West Monroe, Louisiana. The purchase price for the majority ownership interest was approximately $16.9 million, subject to certain post-closing adjustments. This transaction was funded with approximately $16.9 million drawn against our senior secured revolving credit facility.
     Based upon our current level of operations and anticipated growth, we believe we have sufficient liquidity to meet our cash requirements over the short-term (next 12 months) and over the next three years. In evaluating the sufficiency of our liquidity for both the short-term and long-term, we considered the expected cash flow to be generated by our operations, cash on hand and the available borrowings under our senior secured credit facilities compared to our anticipated cash requirements for debt service, working capital, capital expenditures and the payment of taxes, as well as funding requirements for long-term liabilities. As a result of this evaluation, we believe that we will have sufficient liquidity for the next three years to fund the cash required for the payment of taxes and the capital expenditures required to maintain our facilities during this period of time. We are unable at this time to extend our evaluation of the sufficiency of our liquidity beyond three years. We cannot assure you, however, that our operating performance will generate sufficient cash flow from operations or that future borrowings will be available under our senior secured credit facilities, or otherwise, to enable us to grow our business, service our indebtedness, including the senior secured credit facilities and the 8 3/4% senior subordinated notes, or make anticipated capital expenditures. For more information, see our risk factors beginning on page 24 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
     One element of our business strategy is to selectively pursue acquisitions and strategic alliances in existing and new markets. Any acquisitions or strategic alliances may result in the incurrence of, or assumption by us, of additional indebtedness. We continually assess our capital needs and may seek additional financing, including debt or equity as considered necessary to fund capital expenditures and potential acquisitions or for other corporate purposes. Our future operating performance, ability to service or refinance our 8 3/4% senior subordinated notes and ability to service and extend or refinance our senior secured credit facilities will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. For more information, see our risk factors beginning on page 24 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
Overview of Cash Flow Activities for the Quarters Ended December 31, 2007 and 2006
     Our cash flows are summarized as follows (in millions):

	Quarter
	Ended December 31,
	2007	2006
Cash flow from operating activities	$2.9	$20.0
Cash flow from investing activities	(29.2)	(42.3)
Cash flow from financing activities	26.3	(3.0)
Operating Activities
     Our primary sources of liquidity are cash flows provided by operations, our senior secured revolving credit facility and our senior secured delayed draw term loan. The decline in operating cash flows for the quarter ended December 31, 2007, compared with the prior year quarter, is primarily the result of the following factors: (i) the timing of payments related to accounts payable, accrued expenses and interest; (ii) the continued impact of the opening of Mountain Vista, as operations continue to ramp-up; and (iii) payments to fund our obligation to provide indigent care services under the supplemental Medicaid reimbursement programs in Texas, which was not included in the prior year quarter.
     At December 31, 2007, we had $114.0 million in net working capital, compared to $75.5 million at September 30, 2007. Net accounts receivable decreased $618,000 from $248.3 million at September 30, 2007 to $247.7 million at December 31, 2007. Our days revenue in accounts receivable at December 31, 2007 were 59, compared to 55 at December 31, 2006. Our same-facility days revenue in accounts receivable at December 31, 2007 were 56.
     As a result of opening Mountain Vista, we expect working capital and cash flows from operating activities to continue to be negatively impacted during the ramp-up phase of operations at the new facility.
Investing Activities
     Capital expenditures for the quarter ended December 31, 2007, were approximately $30.9 million. Significant items included the following:

•	$5.8 million related to the construction of the two patient towers in our Utah market;

•	$2.8 million for various expansion and renovation projects, including equipment, at our San Antonio hospital;

•	$2.4 million in hardware and software related to our advanced clinicals and other information systems projects; and

•	$15.0 million for imaging and other diagnostic equipment.
Financing Activities
     During the quarter ended December 31, 2007, pursuant to the terms of our senior secured credit facilities, we incurred net borrowings of $26.7 million under the revolving credit facility. Additionally, we repaid $1.0 million in capital leases and other debt obligations during the quarter ended December 31, 2007.
Debt Instruments
     As of December 31, 2007, we had two separate debt arrangements:
•	$854.0 million in senior secured credit facilities; and

•	$475.0 million in 8 3/4% senior subordinated notes due 2014.
$854.0 Million Senior Secured Credit Facilities
     The $854.0 million senior secured credit facilities include: (i) a senior secured term loan of $439.0 million; (ii) a senior secured delayed draw term loan of $150.0 million; (iii) a senior secured revolving credit facility of $225.0 million, with a $100.0 million sub-limit for letters of credit; and (iv) a senior secured synthetic letter of credit facility of $40.0 million. All facilities mature on March 15, 2014, except for the revolving credit facility, which matures on April 27, 2013. The term loans bear interest at an annual rate of LIBOR plus 2.00% or, at our option, the administrative agent’s base rate plus 1.00%. The revolving loans bear interest at an annual rate of LIBOR plus an applicable margin ranging from 1.25% to 1.75% or, at our option, the administrative agent’s base rate plus an applicable margin ranging from 0.25% to 0.75%, such rate in each case depending on our senior secured leverage ratio. A commitment fee ranging from 0.375% to 0.50% per annum is charged on the undrawn portion of the senior secured revolving credit facility and is payable in arrears.
     Principal under the senior secured term loan is due in 24 consecutive equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount ($439.0 million) during the first six years thereof, with the balance payable in four equal installments in year seven. The senior secured delayed draw term loan is required to be fully drawn by April 27, 2008. Principal under the senior secured delayed draw term loan is due in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount ($150.0 million), beginning with the quarter ending September 30, 2008 and continuing until March 31, 2013, with the balance payable in four equal installments during the final year of the loan. Unless terminated earlier, the senior secured revolving credit facility has a single maturity of six years. The senior secured credit facilities are also subject to mandatory prepayment under specific circumstances, including a portion of excess cash flow, a portion of the net proceeds from an initial public offering, asset sales, debt issuances and specified casualty events, each subject to various exceptions.
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

     At December 31, 2007, amounts outstanding under our senior secured credit facilities consisted of a $435.7 million term loan, $111.0 million under the delayed draw term loan and $28.1 million under the revolving credit facility. We also had $40.0 million and $2.6 million in letters of credit outstanding under the synthetic letter of credit facility and the revolving credit facility, respectively. The weighted average interest rate of outstanding borrowings under our senior secured credit facilities was 7.2% for the quarter ended December 31, 2007.
$475.0 Million 8 3/4% Senior Subordinated Notes Due 2014
     We and our wholly-owned subsidiary, IASIS Capital Corporation, a holding company with no assets or operations, as issuers, have outstanding $475.0 million aggregate principal amount of 8 3/4% senior subordinated notes due 2014 (the “8 3/4% notes”). Our 8 3/4% notes are general unsecured senior subordinated obligations of the issuers, are subordinated in right of payment to their existing and future senior debt, are pari passu in right of payment with any of their future senior subordinated debt and are senior in right of payment to any of their future subordinated debt. Our existing domestic subsidiaries, other than certain non-guarantor subsidiaries, which include Health Choice and our non-wholly owned subsidiaries, are guarantors of our 8 3/4% notes. Our 8 3/4% notes are effectively subordinated to all of the issuers’ and the guarantors’ secured debt to the extent of the value of the assets securing the debt and are structurally subordinated to all liabilities and commitments (including trade payables and capital lease obligations) of our subsidiaries that are not guarantors of our 8 3/4% notes. Our 8 3/4% notes require semi-annual interest payments in June and December.
$300.0 Million Holdings Senior PIK Loans
     On April 27, 2007, IASIS Healthcare Corporation, our parent company, borrowed $300.0 million in Holdings Senior Paid-in-Kind (“PIK”) Loans, which mature June 15, 2014. Proceeds were used to repurchase certain preferred equity from the stockholders of IASIS Healthcare Corporation. The Holdings Senior PIK Loans bear interest at an annual rate equal to LIBOR plus 5.25%. The Holdings Senior PIK Loans rank behind our existing debt and will convert to cash-pay after five years, at which time accrued interest becomes payable. At December 31, 2007, the outstanding balance of the Holdings Senior PIK Loans was $322.3 million, which includes $22.3 million of interest that has accrued to the principal of these loans since the date of issuance.
Other
     As of December 31, 2007, we provided a performance guaranty in the form of a letter of credit in the amount of $20.6 million for the benefit of AHCCCS to support our obligations under the Health Choice contract to provide and pay for healthcare services. The amount of the performance guaranty is based in part upon the membership in the plan and the related capitation revenue paid to us. Additionally, Health Choice maintains a minimum cash balance of $5.0 million.
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
Seasonality
     The patient volumes and acute care revenue of our healthcare operations are subject to seasonal variations and generally are greater during the quarter ended March 31 than other quarters. These seasonal variations are caused by a number of factors, including seasonal cycles of illness, climate and weather conditions in our markets, vacation patterns of both patients and physicians and other factors relating to the timing of elective procedures.
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
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure certain financial instruments and other items at fair value at specified election dates. We have not yet determined the impact of adopting SFAS 159.
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This statement replaces SFAS No. 141, Business Combinations. This statement establishes principles and requirements for recognition and measurement of items acquired during a business combination, as well as certain disclosure requirements in the financial statements. We have not yet determined the impact of adopting SFAS 141(R).
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), which is effective for fiscal years beginning after December 15, 2008. The objective of this statement is to improve the relevance, comparability, and transparency of financial information, specifically noncontrolling interests, that is provided in consolidated financial statements. We have not yet determined the impact of adopting SFAS 160.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. At December 31, 2007, we had in place $854.0 million in senior secured credit facilities bearing interest at variable rates at specified margins above either the agent bank’s alternate base rate or its LIBOR rate. The senior secured credit facilities consisted of a $439.0 million, seven-year term loan, a $150.0 million senior secured delayed draw term loan, a $225.0 million, six-year senior secured revolving credit facility, and a $40.0 million senior secured synthetic letter of credit facility. Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates on our consolidated financial position, results of operations or cash flows would not be material. As of December 31, 2007, we had variable rate debt of approximately $574.8 million. Holding other variables constant, including levels of indebtedness, a 0.125% increase in interest rates would have had an estimated impact on pre-tax earnings and cash flows for the next twelve month period of $719,000. We have not taken any action to cover interest rate risk and are not a party to any interest rate market risk management activities.
     We have $475.0 million in senior subordinated notes due December 15, 2014, with interest payable semi-annually at the rate of 8 3/4% per annum. At December 31, 2007, the fair market value of the outstanding 8 3/4% notes was $470.3 million, based upon quoted market prices as of that date.
Item 4T. Controls and Procedures
Evaluations of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2007. Based on this evaluation, the principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports.
Changes in Internal Control Over Financial Reporting
     During the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 6. Exhibits
(a) List of Exhibits:

10.1
First Amendment to Employment Agreement, dated January 31, 2008, by and between IASIS Healthcare Corporation and Sandra K. McRee (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 5, 2008).

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

IASIS HEALTHCARE LLC
Date: February 14, 2008	By:	/s/ John M. Doyle
John M. Doyle
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1
First Amendment to Employment Agreement, dated January 31, 2008, by and between IASIS Healthcare Corporation and Sandra K. McRee (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 5, 2008).

31.1	Certification of Principal Executive Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.