Form 10-Q
period 2008-03-31
IASIS Healthcare LLC
filed 2008-05-12
CIK 1294632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of May 9, 2008, 100% of the registrant’s common interests outstanding (all of which are privately owned and are not traded on any public market) were owned by IASIS Healthcare Corporation, its sole member.

i

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements
IASIS HEALTHCARE LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
 (In Thousands)

	March 31,	September 30,
	2008	2007
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$5,661	$—
Accounts receivable, net	253,967	248,281
Inventories	45,925	43,697
Deferred income taxes	35,770	29,629
Prepaid expenses and other current assets	53,976	45,023

Total current assets	395,299	366,630

Property and equipment, net	997,222	980,437
Goodwill	770,205	756,593
Other intangible assets, net	34,500	36,000
Other assets, net	43,915	46,762

Total assets	$2,241,141	$2,186,422

LIABILITIES AND MEMBER’S EQUITY

Current liabilities:
Accounts payable	$74,208	$98,488
Salaries and benefits payable	31,147	40,124
Accrued interest payable	16,801	18,865
Medical claims payable	85,987	81,309
Other accrued expenses and other current liabilities	42,177	44,276
Current portion of long-term debt and capital lease obligations	7,356	8,036

Total current liabilities	257,676	291,098

Long-term debt and capital lease obligations	1,063,770	1,023,621
Deferred income taxes	99,399	93,402
Other long-term liabilities	50,729	50,831
Minority interests	52,681	35,956

Member’s equity	716,886	691,514

Total liabilities and member’s equity	$2,241,141	$2,186,422

See accompanying notes.

IASIS HEALTHCARE LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands)

	Quarter Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Net revenue:
Acute care revenue	$410,764	$363,911	$796,231	$672,958
Premium revenue	132,172	108,791	258,799	216,578

Total net revenue	542,936	472,702	1,055,030	889,536

Costs and expenses:
Salaries and benefits	168,383	139,954	332,009	265,349
Supplies	64,901	55,382	125,040	102,627
Medical claims	109,439	90,539	212,319	180,234
Other operating expenses	73,466	77,475	143,655	138,333
Provision for bad debts	44,592	34,117	85,189	65,865
Rentals and leases	10,400	9,240	20,160	17,690
Interest expense, net	20,289	16,955	42,093	34,241
Depreciation and amortization	24,485	18,193	47,640	35,100
Management fees	1,313	1,326	2,500	2,373
Business interruption insurance recoveries	—	—	—	(1,918)

Total costs and expenses	517,268	443,181	1,010,605	839,894

Earnings before gain (loss) on disposal of assets, minority interests and income taxes	25,668	29,521	44,425	49,642
Gain (loss) on disposal of assets, net	3	225	65	(1,312)
Minority interests	(1,112)	(1,515)	(1,870)	(2,855)

Earnings before income taxes	24,559	28,231	42,620	45,475
Income tax expense	9,843	11,276	17,189	17,937

Net earnings	$14,716	$16,955	$25,431	$27,538

See accompanying notes.

IASIS HEALTHCARE LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
 (In Thousands)

	Six Months Ended
	March 31,
	2008	2007
Cash flows from operating activities
Net earnings	$25,431	$27,538
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	47,640	35,100
Amortization of loan costs	1,446	1,517
Minority interests	1,870	2,855
Deferred income taxes	14,422	16,274
Loss (gain) on disposal of assets, net	(65)	1,312
Changes in operating assets and liabilities, net of the effect of acquisitions:
Accounts receivable, net	(4,726)	(17,771)
Inventories, prepaid expenses and other current assets	(12,026)	(9,972)
Accounts payable, other accrued expenses and other accrued liabilities	(43,464)	22,676

Net cash provided by operating activities	30,528	79,529

Cash flows from investing activities
Purchases of property and equipment, net	(57,856)	(97,170)
Cash paid for acquisitions, net	(16,822)	(79,753)
Proceeds from sale of assets	353	986
Change in other assets, net	2,070	4,010

Net cash used in investing activities	(72,255)	(171,927)

Cash flows from financing activities
Payment of debt and capital lease obligations	(302,785)	(56,888)
Proceeds from debt borrowings	337,200	56,000
Distribution of minority interests	(2,779)	(2,352)
Proceeds from sale of partnership interests	15,752	223

Net cash provided by (used in) financing activities	47,388	(3,017)

Change in cash and cash equivalents	5,661	(95,415)
Cash and cash equivalents at beginning of period	—	95,415

Cash and cash equivalents at end of period	$5,661	$—

Supplemental disclosure of cash flow information
Cash paid for interest	$43,082	$38,146

Cash paid (received) for income taxes, net	$(4,913)	$6,321

See accompanying notes.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. ORGANIZATION AND BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements as of and for the quarters and six months ended March 31, 2008 and 2007 reflect the financial position, results of operations and cash flows of IASIS Healthcare LLC (“IASIS” or the “Company”). The Company’s sole member and parent company is IASIS Healthcare Corporation (“Holdings” or “IAS”).
IASIS owns and operates medium-sized acute care hospitals in high-growth urban and suburban markets. At March 31, 2008, the Company owned or leased 16 acute care hospital facilities and one behavioral health hospital facility, with a total of 2,770 beds in service, located in six regions:
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
The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include the IASIS corporate office costs, which were $9.7 million and $12.5 million for the quarters ended March 31, 2008 and 2007, respectively, and $20.7 million and $24.0 million for the six months ended March 31, 2008 and 2007, respectively.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
2. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
Long-term debt and capital lease obligations consist of the following (in thousands):

	March 31,	September 30,
	2008	2007

Senior secured credit facilities	$584,610	$547,805
Senior subordinated notes	475,000	475,000
Capital lease and other obligations	11,516	8,852

	1,071,126	1,031,657
Less current maturities	7,356	8,036

	$1,063,770	$1,023,621

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
At March 31, 2008, amounts outstanding under the Company’s senior secured credit facilities consisted of $434.6 million under the term loan and $150.0 million under the delayed draw term loan. In addition, the Company had $40.0 million and $2.6 million in letters of credit outstanding under the synthetic letter of credit facility and the revolving credit facility, respectively. The weighted average interest rate of outstanding borrowings under the senior secured credit facilities was 6.0% and 7.4% for the quarter and six months ended March 31, 2008, respectively.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
$300.0 Million Holdings Senior Paid-in-Kind Loans
In fiscal 2007, IAS issued $300.0 million in Holdings Senior Paid-in-Kind (“PIK”) Loans, which were used to repurchase certain preferred equity from its stockholders. The $300.0 million Holdings Senior PIK Loans mature June 15, 2014, and bear interest at an annual rate equal to LIBOR plus 5.25%. The Holdings Senior PIK Loans rank behind the Company’s existing debt and will convert to cash-pay after five years, at which time accrued interest becomes payable. At March 31, 2008, the outstanding balance of the Holdings Senior PIK Loans was $329.6 million, which includes $29.6 million of interest that has accrued to the principal of these loans since the date of issuance.
3. ACQUISITIONS
Effective February 1, 2008, IASIS Glenwood Regional Medical Center, LP, a wholly-owned subsidiary of the Company, purchased a majority ownership interest in Ouachita Community Hospital, a ten-bed surgical hospital located in West Monroe, Louisiana. The purchase price for the majority ownership interest was approximately $16.8 million, subject to certain post-closing adjustments.
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
The Company records an asset for the estimated fair value of the minimum revenue guarantees and amortizes the asset from the beginning of the guarantee payment period through the end of the agreement. At March 31, 2008 and September 30, 2007, the Company had liabilities for these minimum revenue guarantees totaling $6.4 million and $7.7 million, respectively.
At March 31, 2008, the maximum amount of all minimum revenue guarantees that could be paid prospectively was $17.1 million.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5. INCOME TAXES
The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, on October 1, 2007. As a result, the Company recorded a liability for unrecognized tax benefits of $8.1 million, including accrued interest of $83,000. The adjustment was comprised of a cumulative effect decrease to member’s equity of approximately $59,000, and a decrease to net noncurrent deferred tax liabilities of approximately $8.1 million. An additional $9.9 million of unrecognized tax benefits are reflected as a reduction to deferred tax assets for federal and state net operating losses generated by uncertain tax deductions as of October 1, 2007.
FIN 48 permits interest and penalties on underpayments of income taxes to be classified as interest expense, income tax expense, or another appropriate expense classification based on the accounting election of the company. The Company’s policy is to classify interest and penalties as a component of income tax expense.
During the quarter and the six months ended March 31, 2008, the Company recorded an increase to the liability for unrecognized tax benefits of approximately $1.1 million (including $33,000 of additional interest) and $2.7 million (including $59,000 of interest), respectively. As a result, a $10.9 million liability for unrecognized tax benefits is included in the accompanying unaudited condensed consolidated balance sheet at March 31, 2008, including accrued interest of $142,000. In addition, the unrecognized tax benefits shown as an offset to net operating loss deferred tax assets decreased by $3.5 million and $5.2 million during the quarter and six months ended March 31, 2008, respectively, resulting in a balance of $4.7 million at March 31, 2008. Of the total unrecognized tax benefits at March 31, 2008, approximately $2.1 million (net of the tax benefit on state taxes and interest) represents the amount of unrecognized tax and interest that, if recognized, would favorably impact the Company’s effective income tax rate.
As of March 31, 2008, the Appeals Office of the IRS concluded its review of proposed adjustments to the Company’s federal income tax return for the year ended September 30, 2004. The IRS agreed that no adjustment was necessary for the issues appealed by the Company. The settlement resulted in a decrease to the liability for unrecognized tax benefits of $250,000, and a decrease to the unrecognized tax benefits shown as an offset to net operating loss deferred tax assets of $3.5 million. The recognition of these tax benefits resulted in a $3.8 million reduction to goodwill.
As of March 31, 2008, the IRS commenced an examination of one of our partnerships for the 2005 tax year. The Company’s tax years 2004 through 2007 remain open to additional examinations by U.S. federal and state taxing authorities. It is reasonably possible that unrecognized tax benefits could significantly increase or decrease within the next twelve months depending on the outcome of taxing authority examinations. However, the Company is currently unable to estimate the range of any possible change.
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
Professional, General and Workers’ Compensation Liability Risks
The Company is subject to claims and legal actions in the ordinary course of business, including professional and general claims relating to patient treatment and personal injuries. To cover these types of claims, the Company maintains liability insurance in excess of self-insured retentions through a commercial insurance carrier in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is currently not a party to any such proceedings that, in the Company’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company expenses an estimate of the costs it expects to incur under the self-insured retention exposure for professional and general liability claims using historical claims data, demographic factors, severity factors, current incident logs and other actuarial analysis. At March 31, 2008 and September 30, 2007, the Company’s professional and general liability accrual for asserted and unasserted claims totaled $34.3 million and $38.5 million, respectively. The semi-annual valuations from the Company’s independent actuary for professional and general liability losses resulted in a change in related estimates for prior periods which decreased professional and general liability expense by $3.9 million and $3.8 million during the quarters and six month periods ended March 31, 2008 and 2007, respectively.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Company is subject to claims and legal actions in the ordinary course of business relative to workers’ compensation and other labor and employment matters. To cover these types of claims, the Company maintains workers’ compensation insurance coverage with a self-insured retention. The Company accrues costs of workers’ compensation claims based upon estimates derived from its claims experience. The semi-annual valuations from the Company’s independent actuary for workers’ compensation losses resulted in a change in related estimates for prior periods which increased workers’ compensation expense by $803,000 during the quarter and six months ended March 31, 2008, and decreased workers’ compensation expense by $648,000 during the same prior year periods.
Health Choice
Health Choice has entered into capitated contracts whereby the Plan provides healthcare services in exchange for fixed periodic and supplemental payments from the Arizona Health Care Cost Containment System (“AHCCCS”) and the Centers for Medicare & Medicaid Services (“CMS”). These services are provided regardless of the actual costs incurred to provide these services. The Company receives reinsurance and other supplemental payments from AHCCCS to cover certain costs of healthcare services that exceed certain thresholds. The Company believes the capitated payments, together with reinsurance and other supplemental payments are sufficient to pay for the services Health Choice is obligated to deliver. As of March 31, 2008, the Company has provided a performance guaranty in the form of a letter of credit in the amount of $20.6 million for the benefit of AHCCCS to support its obligations under the Health Choice contract to provide and pay for the healthcare services. The amount of the performance guaranty is generally based in part upon the membership in the Plan and the related capitation revenue paid to Health Choice. Additionally, Health Choice maintains a minimum cash balance of $5.0 million.
Health Choice’s contract with AHCCCS expires September 30, 2008. The Plan has submitted a bid for a new contract for future periods. It is estimated that AHCCCS will begin awarding contracts in late May 2008.
Capital Expenditure Commitments
At March 31, 2008, the Company is expanding and renovating some of its existing facilities to more effectively deliver patient care and provide a greater variety of services. The Company has incurred approximately $26.1 million in costs toward uncompleted projects as of March 31, 2008, which is included in property and equipment in the accompanying unaudited condensed consolidated balance sheet. At March 31, 2008, the Company had various construction and other projects in progress with an estimated additional cost to complete and equip of approximately $91.6 million, including patient tower expansions at Jordan Valley Medical Center and Davis Hospital and Medical Center, two of the Company’s Utah hospitals. Additionally, in connection with the acquisition of Glenwood Regional Medical Center in January 2007, the Company committed to spend $30.0 million for various expansion and renovation projects during the first four years of ownership.
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
Other
On March 31, 2008, the United States District Court for the District of Arizona (the “District Court”) dismissed with prejudice the qui tam complaint against IAS, the Company’s parent company. The qui tam action sought monetary damages and civil penalties under the federal False Claims Act (the “FCA”) and included allegations that certain business practices related to physician relationships and the medical necessity of certain procedures resulted in the submission of claims for reimbursement in violation of the FCA.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The case dates back three years to March 2005 and became the subject of a subpoena by the Office of Inspector General (the “OIG”) in September 2005. In August 2007, the case was unsealed and became a private lawsuit after the Department of Justice declined to intervene. The United States District Judge dismissed the case from the bench at the conclusion of oral arguments on IAS’ motion to dismiss. On April 21, 2008, the court issued a written order dismissing the case with prejudice and entering formal judgment for IAS.
7. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007. This statement provides a single definition of fair value, establishes a framework for measuring fair value, and expands disclosures concerning fair value measurements. The Company does not anticipate a material impact on its results of operations or financial position from the adoption of SFAS 157.
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

	For the Quarter Ended March 31, 2008
	Acute Care	Health Choice	Eliminations	Consolidated

Acute care revenue	$410,764	$—	$—	$410,764
Premium revenue	—	132,172	—	132,172
Revenue between segments	3,493	—	(3,493)	—

Net revenue	414,257	132,172	(3,493)	542,936

Salaries and benefits	164,050	4,333	—	168,383
Supplies	64,857	44	—	64,901
Medical claims	—	112,932	(3,493)	109,439
Other operating expenses	69,128	4,338	—	73,466
Provision for bad debts	44,592	—	—	44,592
Rentals and leases	10,111	289	—	10,400

Adjusted EBITDA(1)	61,519	10,236	—	71,755

Interest expense, net	20,289	—	—	20,289
Depreciation and amortization	23,586	899	—	24,485
Management fees	1,313	—	—	1,313

Earnings before gain on disposal of assets, minority interests and income taxes	16,331	9,337	—	25,668
Gain on disposal of assets, net	3	—	—	3
Minority interests	(1,112)	—	—	(1,112)

Earnings before income taxes	$15,222	$9,337	$—	$24,559

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the Quarter Ended March 31, 2007
	Acute Care	Health Choice	Eliminations	Consolidated

Acute care revenue	$363,911	$—	$—	$363,911
Premium revenue	—	108,791	—	108,791
Revenue between segments	3,092	—	(3,092)	—

Net revenue	367,003	108,791	(3,092)	472,702

Salaries and benefits	136,330	3,624	—	139,954
Supplies	55,298	84	—	55,382
Medical claims	—	93,631	(3,092)	90,539
Other operating expenses	73,592	3,883	—	77,475
Provision for bad debts	34,117	—	—	34,117
Rentals and leases	8,969	271	—	9,240

Adjusted EBITDA(1)	58,697	7,298	—	65,995

Interest expense, net	16,955	—	—	16,955
Depreciation and amortization	17,305	888	—	18,193
Management fees	1,326	—	—	1,326

Earnings before gain on disposal of assets, minority interests and income taxes	23,111	6,410	—	29,521
Gain on disposal of assets, net	225	—	—	225
Minority interests	(1,515)	—	—	(1,515)

Earnings before income taxes	$21,821	$6,410	$—	$28,231

(1)
Adjusted EBITDA represents net earnings before interest expense, income tax expense, depreciation and amortization, gain on disposal of assets, minority interests and management fees. Management fees represent monitoring and advisory fees paid to TPG, the Company’s majority financial sponsor, and certain other members of IASIS Investment LLC, sole shareholder of IAS. Management routinely calculates and communicates adjusted EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within the healthcare industry to evaluate hospital performance, allocate resources and measure leverage capacity and debt service ability. In addition, the Company uses adjusted EBITDA as a measure of performance for its business segments and for incentive compensation purposes. Adjusted EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net earnings, cash flows generated by operating, investing, or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Adjusted EBITDA, as presented, differs from what is defined under the Company’s senior secured credit facilities and may not be comparable to similarly titled measures of other companies.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the Six Months Ended March 31, 2008
	Acute Care	Health Choice	Eliminations	Consolidated

Acute care revenue	$796,231	$—	$—	$796,231
Premium revenue	—	258,799	—	258,799
Revenue between segments	6,823	—	(6,823)	—

Net revenue	803,054	258,799	(6,823)	1,055,030

Salaries and benefits	323,633	8,376	—	332,009
Supplies	124,919	121	—	125,040
Medical claims	—	219,142	(6,823)	212,319
Other operating expenses	134,845	8,810	—	143,655
Provision for bad debts	85,189	—	—	85,189
Rentals and leases	19,586	574	—	20,160

Adjusted EBITDA(1)	114,882	21,776	—	136,658

Interest expense, net	42,093	—	—	42,093
Depreciation and amortization	45,846	1,794	—	47,640
Management fees	2,500	—	—	2,500

Earnings before gain on disposal of assets, minority interests and income taxes	24,443	19,982	—	44,425
Gain on disposal of assets, net	65	—	—	65
Minority interests	(1,870)	—	—	(1,870)

Earnings before income taxes	$22,638	$19,982	$—	$42,620

Segment assets	$2,076,715	$164,426		$2,241,141

Capital expenditures	$57,679	$177		$57,856

Goodwill	$764,448	$5,757		$770,205

	For the Six Months Ended March 31, 2007
	Acute Care	Health Choice	Eliminations	Consolidated

Acute care revenue	$672,958	$—	$—	$672,958
Premium revenue	—	216,578	—	216,578
Revenue between segments	5,769	—	(5,769)	—

Net revenue	678,727	216,578	(5,769)	889,536

Salaries and benefits	258,314	7,035	—	265,349
Supplies	102,459	168	—	102,627
Medical claims	—	186,003	(5,769)	180,234
Other operating expenses	130,736	7,597	—	138,333
Provision for bad debts	65,865	—	—	65,865
Rentals and leases	17,164	526	—	17,690
Business interruption insurance recoveries	(1,918)	—	—	(1,918)

Adjusted EBITDA(1)	106,107	15,249	—	121,356

Interest expense, net	34,241	—	—	34,241
Depreciation and amortization	33,325	1,775	—	35,100
Management fees	2,373	—	—	2,373

Earnings before loss on disposal of assets, minority interests and income taxes	36,168	13,474	—	49,642
Loss on disposal of assets, net	(1,312)	—	—	(1,312)
Minority interests	(2,855)	—	—	(2,855)

Earnings before income taxes	$32,001	$13,474	$—	$45,475

Segment assets	$1,880,141	$146,589		$2,026,730

Capital expenditures	$96,945	$225		$97,170

Goodwill	$766,897	$5,757		$772,654

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
Effective February 1, 2008, Salt Lake Regional Medical Center, LP (“Salt Lake”) sold limited partner units representing, in the aggregate, a 1.6% ownership interest in Salt Lake. As a result, the Company’s ownership interest in Salt Lake was reduced to 98.4%. Salt Lake is included in the condensed consolidating financial statements as a subsidiary non-guarantor.
Condensed consolidating balance sheets at March 31, 2008 and September 30, 2007, condensed consolidating statements of operations for the quarters and six months ended March 31, 2008 and 2007, and condensed consolidating statements of cash flows for the six months ended March 31, 2008 and 2007, for the Company, segregating the parent company issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, are found below. Prior year amounts have been reclassified to conform to the current year presentation.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Balance Sheet (unaudited)
March 31, 2008
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$4,023	$1,638	$—	$5,661
Accounts receivable, net	—	125,208	128,759	—	253,967
Inventories	—	20,477	25,448	—	45,925
Deferred income taxes	35,770	—	—	—	35,770
Prepaid expenses and other current assets	—	20,585	33,391	—	53,976

Total current assets	35,770	170,293	189,236	—	395,299

Property and equipment, net	—	373,661	623,561	—	997,222
Intercompany	—	(197,412)	197,412	—	—
Net investment in and advances to subsidiaries	1,667,575	—	—	(1,667,575)	—
Goodwill	18,004	128,963	623,238	—	770,205
Other intangible assets, net	—	—	34,500	—	34,500
Other assets, net	19,677	18,798	5,440	—	43,915

Total assets	$1,741,026	$494,303	$1,673,387	$(1,667,575)	$2,241,141

Liabilities and Member’s Equity
Current liabilities:
Accounts payable	$—	$33,820	$40,388	$—	$74,208
Salaries and benefits payable	—	17,036	14,111	—	31,147
Accrued interest payable	16,801	(2,761)	2,761	—	16,801
Medical claims payable	—	—	85,987	—	85,987
Other accrued expenses and other current liabilities	—	34,709	7,468	—	42,177
Current portion of long-term debt and capital lease obligations	4,542	2,814	14,699	(14,699)	7,356

Total current liabilities	21,343	85,618	165,414	(14,699)	257,676

Long-term debt and capital lease obligations	1,055,220	8,550	596,191	(596,191)	1,063,770
Deferred income taxes	99,399	—	—	—	99,399
Other long-term liabilities	—	49,552	1,177	—	50,729
Minority interests	—	52,681	—	—	52,681

Total liabilities	1,175,962	196,401	762,782	(610,890)	1,524,255

Member’s equity	565,064	297,902	910,605	(1,056,685)	716,886

Total liabilities and member’s equity	$1,741,026	$494,303	$1,673,387	$(1,667,575)	$2,241,141

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Balance Sheet
September 30, 2007
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$(4,052)	$4,052	$—	$—
Accounts receivable, net	—	131,180	117,101	—	248,281
Inventories	—	19,961	23,736	—	43,697
Deferred income taxes	29,629	—	—	—	29,629
Prepaid expenses and other current assets	—	23,509	21,514	—	45,023

Total current assets	29,629	170,598	166,403	—	366,630

Property and equipment, net	—	363,295	617,142	—	980,437
Intercompany	—	42,981	(42,981)	—	—
Net investment in and advances to subsidiaries	1,627,879	—	—	(1,627,879)	—
Goodwill	21,774	111,593	623,226	—	756,593
Other intangible assets, net	—	—	36,000	—	36,000
Other assets, net	21,006	19,668	6,088	—	46,762

Total assets	$1,700,288	$708,135	$1,405,878	$(1,627,879)	$2,186,422

Liabilities and Member’s Equity
Current liabilities:
Accounts payable	$—	$55,980	$42,508	$—	$98,488
Salaries and benefits payable	—	24,338	15,786	—	40,124
Accrued interest payable	18,865	(2,301)	2,301	—	18,865
Medical claims payable	—	—	81,309	—	81,309
Other accrued expenses and other current liabilities	—	24,567	19,709	—	44,276
Current portion of long-term debt and capital lease obligations	4,542	3,494	11,054	(11,054)	8,036

Total current liabilities	23,407	106,078	172,667	(11,054)	291,098

Long-term debt and capital lease obligations	1,018,415	5,206	470,615	(470,615)	1,023,621
Deferred income taxes	93,402	—	—	—	93,402
Other long-term liabilities	—	49,809	1,022	—	50,831
Minority interests	—	35,956	—	—	35,956

Total liabilities	1,135,224	197,049	644,304	(481,669)	1,494,908

Member’s equity	565,064	511,086	761,574	(1,146,210)	691,514

Total liabilities and member’s equity	$1,700,288	$708,135	$1,405,878	$(1,627,879)	$2,186,422

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
For the Quarter Ended March 31, 2008 (unaudited)
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net revenue:
Acute care revenue	$—	$185,106	$229,151	$(3,493)	$410,764
Premium revenue	—	—	132,172	—	132,172

Total net revenue	—	185,106	361,323	(3,493)	542,936

Costs and expenses:
Salaries and benefits	—	88,054	80,329	—	168,383
Supplies	—	31,176	33,725	—	64,901
Medical claims	—	—	112,932	(3,493)	109,439
Other operating expenses	—	30,238	43,228	—	73,466
Provision for bad debts	—	25,650	18,942	—	44,592
Rentals and leases	—	4,401	5,999	—	10,400
Interest expense, net	20,289	—	13,711	(13,711)	20,289
Depreciation and amortization	—	10,919	13,566	—	24,485
Management fees	1,313	(4,971)	4,971	—	1,313
Equity in earnings of affiliates	(32,450)	—	—	32,450	—

Total costs and expenses	(10,848)	185,467	327,403	15,246	517,268

Earnings (loss) before gain (loss) on disposal of assets, minority interests and income taxes	10,848	(361)	33,920	(18,739)	25,668
Gain (loss) on disposal of assets, net	—	9	(6)	—	3
Minority interests	—	(1,112)	—	—	(1,112)

Earnings (loss) before income taxes	10,848	(1,464)	33,914	(18,739)	24,559
Income tax expense	9,843	—	—	—	9,843

Net earnings (loss)	$1,005	$(1,464)	$33,914	$(18,739)	$14,716

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
For the Quarter Ended March 31, 2007 (unaudited)
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net revenue:
Acute care revenue	$—	$174,441	$192,562	$(3,092)	$363,911
Premium revenue	—	—	108,791	—	108,791

Total net revenue	—	174,441	301,353	(3,092)	472,702

Costs and expenses:
Salaries and benefits	—	79,835	60,119	—	139,954
Supplies	—	31,182	24,200	—	55,382
Medical claims	—	—	93,631	(3,092)	90,539
Other operating expenses	—	32,115	45,360	—	77,475
Provision for bad debts	—	20,250	13,867	—	34,117
Rentals and leases	—	4,030	5,210	—	9,240
Interest expense, net	16,955	—	7,275	(7,275)	16,955
Depreciation and amortization	—	9,710	8,483	—	18,193
Management fees	1,326	(3,894)	3,894	—	1,326
Equity in earnings of affiliates	(39,237)	—	—	39,237	—

Total costs and expenses	(20,956)	173,228	262,039	28,870	443,181

Earnings (loss) before gain (loss) on disposal of assets, minority interests and income taxes	20,956	1,213	39,314	(31,962)	29,521
Gain (loss) on disposal of assets, net	—	349	(124)	—	225
Minority interests	—	(1,515)	—	—	(1,515)

Earnings (loss) before income taxes	20,956	47	39,190	(31,962)	28,231
Income tax expense	11,276	—	—	—	11,276

Net earnings (loss)	$9,680	$47	$39,190	$(31,962)	$16,955

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
For the Six Months Ended March 31, 2008 (unaudited)
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net revenue:
Acute care revenue	$—	$361,879	$441,175	$(6,823)	$796,231
Premium revenue	—	—	258,799	—	258,799

Total net revenue	—	361,879	699,974	(6,823)	1,055,030

Costs and expenses:
Salaries and benefits	—	174,651	157,358	—	332,009
Supplies	—	60,922	64,118	—	125,040
Medical claims	—	—	219,142	(6,823)	212,319
Other operating expenses	—	61,804	81,851	—	143,655
Provision for bad debts	—	47,095	38,094	—	85,189
Rentals and leases	—	8,561	11,599	—	20,160
Interest expense, net	42,093	—	27,651	(27,651)	42,093
Depreciation and amortization	—	21,467	26,173	—	47,640
Management fees	2,500	(9,579)	9,579	—	2,500
Equity in earnings of affiliates	(59,562)	—	—	59,562	—

Total costs and expenses	(14,969)	364,921	635,565	25,088	1,010,605

Earnings (loss) before gain (loss) on disposal of assets, minority interests and income taxes	14,969	(3,042)	64,409	(31,911)	44,425
Gain (loss) on disposal of assets, net	—	74	(9)	—	65
Minority interests	—	(1,870)	—	—	(1,870)

Earnings (loss) before income taxes	14,969	(4,838)	64,400	(31,911)	42,620
Income tax expense	17,189	—	—	—	17,189

Net earnings (loss)	$(2,220)	$(4,838)	$64,400	$(31,911)	$25,431

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
For the Six Months Ended March 31, 2007 (unaudited)
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net revenue:
Acute care revenue	$—	$317,618	$361,109	$(5,769)	$672,958
Premium revenue	—	—	216,578	—	216,578

Total net revenue	—	317,618	577,687	(5,769)	889,536

Costs and expenses:
Salaries and benefits	—	146,805	118,544	—	265,349
Supplies	—	55,621	47,006	—	102,627
Medical claims	—	—	186,003	(5,769)	180,234
Other operating expenses	—	62,368	75,965	—	138,333
Provision for bad debts	—	37,928	27,937	—	65,865
Rentals and leases	—	7,175	10,515	—	17,690
Interest expense, net	34,241	—	14,151	(14,151)	34,241
Depreciation and amortization	—	18,193	16,907	—	35,100
Management fees	2,373	(7,552)	7,552	—	2,373
Business interruption insurance recoveries	—	—	(1,918)	—	(1,918)
Equity in earnings of affiliates	(67,938)	—	—	67,938	—

Total costs and expenses	(31,324)	320,538	502,662	48,018	839,894

Earnings (loss) before loss on disposal of assets, minority interests and income taxes	31,324	(2,920)	75,025	(53,787)	49,642
Loss on disposal of assets, net	—	(796)	(516)	—	(1,312)
Minority interests	—	(2,855)	—	—	(2,855)

Earnings (loss) before income taxes	31,324	(6,571)	74,509	(53,787)	45,475
Income tax expense	17,937	—	—	—	17,937

Net earnings (loss)	$13,387	$(6,571)	$74,509	$(53,787)	$27,538

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended March 31, 2008 (unaudited)
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Cash flows from operating activities
Net earnings (loss)	$(2,220)	$(4,838)	$64,400	$(31,911)	$25,431
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	21,467	26,173	—	47,640
Amortization of loan costs	1,446	—	—	—	1,446
Minority interests	—	1,870	—	—	1,870
Deferred income taxes	14,422	—	—	—	14,422
Loss (gain) on disposal of assets, net	—	(74)	9	—	(65)
Equity in earnings of affiliates	(59,562)	—	—	59,562	—
Changes in operating assets and liabilities, net of the effect of acquisitions:
Accounts receivable, net	—	6,932	(11,658)	—	(4,726)
Inventories, prepaid expenses and other current assets	—	1,563	(13,589)	—	(12,026)
Accounts payable, other accrued expenses and other accrued liabilities	(6,605)	(31,696)	(5,163)	—	(43,464)

Net cash provided by (used in) operating activities	(52,519)	(4,776)	60,172	27,651	30,528

Cash flows from investing activities
Purchases of property and equipment, net	—	(23,112)	(34,744)	—	(57,856)
Cash paid for acquisition, net	—	(16,822)	—	—	(16,822)
Proceeds from sale of assets	—	87	266	—	353
Change in other assets, net	—	1,572	498	—	2,070

Net cash used in investing activities	—	(38,275)	(33,980)	—	(72,255)

Cash flows from financing activities
Payment of debt and capital lease obligations	(300,562)	(606)	(1,617)	—	(302,785)
Proceeds from debt borrowings	337,200	—	—	—	337,200
Distribution of minority interests	—	—	(2,779)	—	(2,779)
Proceeds from sale of partnership interests	—	15,752	—	—	15,752
Change in intercompany balances with affiliates, net	15,881	35,980	(24,210)	(27,651)	—

Net cash provided by (used in) financing activities	52,519	51,126	(28,606)	(27,651)	47,388

Change in cash and cash equivalents	—	8,075	(2,414)	—	5,661
Cash and cash equivalents at beginning of period	—	(4,052)	4,052	—	—

Cash and cash equivalents at end of period	$—	$4,023	$1,638	$—	$5,661

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended March 31, 2007 (unaudited)
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Cash flows from operating activities
Net earnings (loss)	$13,387	$(6,571)	$74,509	$(53,787)	$27,538
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	18,193	16,907	—	35,100
Amortization of loan costs	1,517	—	—	—	1,517
Minority interests	—	2,855	—	—	2,855
Deferred income taxes	16,274	—	—	—	16,274
Loss on disposal of assets, net	—	796	516	—	1,312
Equity in earnings of affiliates	(67,938)	—	—	67,938	—
Changes in operating assets and liabilities, net of the effect of acquisitions:
Accounts receivable, net	—	(11,083)	(6,688)	—	(17,771)
Inventories, prepaid expenses and other current assets	—	5,332	(15,304)	—	(9,972)
Accounts payable, other accrued expenses and other accrued liabilities	(150)	9,974	12,852	—	22,676

Net cash provided by (used in) operating activities	(36,910)	19,496	82,792	14,151	79,529

Cash flows from investing activities
Purchases of property and equipment, net	—	(18,243)	(78,927)	—	(97,170)
Cash paid for acquisition, net	—	(79,753)	—	—	(79,753)
Proceeds from sale of assets	—	986	—	—	986
Change in other assets, net	—	1,633	2,377	—	4,010

Net cash used in investing activities	—	(95,377)	(76,550)	—	(171,927)

Cash flows from financing activities
Payment of debt and capital lease obligations	(55,201)	(1,019)	(668)	—	(56,888)
Proceeds from debt borrowings	56,000	—	—	—	56,000
Distribution of minority interests	—	—	(2,352)	—	(2,352)
Proceeds from sale of partnership interests	—	—	223	—	223
Change in intercompany balances with affiliates, net	36,111	(21,866)	(94)	(14,151)	—

Net cash provided by (used in) financing activities	36,910	(22,885)	(2,891)	(14,151)	(3,017)

Change in cash and cash equivalents	—	(98,766)	3,351	—	(95,415)
Cash and cash equivalents at beginning of period	—	94,518	897	—	95,415

Cash and cash equivalents at end of period	$—	$(4,248)	$4,248	$—	$—

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
10. SUBSEQUENT EVENT
The Company’s lease agreements to operate Mesa General Hospital (“Mesa General”), located in Mesa, Arizona, and Biltmore Surgery Center (“Biltmore”), located in Phoenix, Arizona, will expire by their terms on July 31, 2008 and September 30, 2008, respectively. The Company discontinued services at Biltmore on April 30, 2008 and will cease operations at Mesa General on May 31, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements, the notes to our unaudited condensed consolidated financial statements and the other financial information appearing elsewhere in this report. Data for the quarters and six months ended March 31, 2008 and 2007 has been derived from our unaudited condensed consolidated financial statements. References herein to “we,” “our” and “us” are to IASIS Healthcare LLC and its subsidiaries.
FORWARD LOOKING STATEMENTS
Some of the statements we make in this report are forward-looking within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations including, but not limited to, the discussions of our operating and growth strategy (including possible acquisitions and dispositions), financing needs, projections of revenue, income or loss, capital expenditures and future operations. Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results in future periods to differ materially from those anticipated in the forward-looking statements. Those risks and uncertainties include, among others, the risks and uncertainties related to our ability to generate sufficient cash to service our existing indebtedness, our substantial level of indebtedness that could adversely affect our financial condition, the possibility of an increase in interest rates, which would increase the cost of servicing our debt and could reduce profitability, our ability to retain and negotiate favorable contracts with managed care plans, changes in legislation that may significantly reduce government healthcare spending and our revenue, our hospitals’ competition for patients from other hospitals and healthcare providers, our hospitals facing a growth in bad debts resulting from increased self-pay volume and revenue, our ability to recruit and retain quality physicians, our hospitals’ competition for staffing which may increase our labor costs and reduce profitability, our failure to continually enhance our hospitals with the most recent technological advances in diagnostic and surgical equipment that would adversely affect our ability to maintain and expand our markets, our failure to comply with extensive laws and government regulations, the possible enactment of legislation or regulations that would impose significant restrictions on hospitals that have physician owners, the potential of exposure to liability from some of our hospitals being required to submit to the Department of Health and Human Services information on their relationships with physicians, potential expenses in connection with an appeal of the court order dismissing with prejudice the qui tam litigation, the possibility that we may become subject to federal and state investigations in the future, our ability to satisfy regulatory requirements with respect to our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, a failure of our information systems that would adversely affect our ability to properly manage our operations, an economic downturn or other material change in any one of the regions in which we operate, potential liabilities because of claims brought against our facilities, increasing insurance costs that may reduce our cash flows and net earnings, the impact of certain factors, including severe weather conditions and natural disasters, on our revenue and volume trends at our hospitals, our ability to control costs at Health Choice Arizona, Inc. (“Health Choice”), the possibility that Health Choice’s contract with the Arizona Health Care Cost Containment System (“AHCCCS”) is discontinued or that Health Choice experiences materially reduced reimbursement under a new contract (we have submitted our bid for a new contract and anticipate awards to be given by AHCCCS in late May 2008), significant competition from other healthcare companies and state efforts to regulate the sale of not-for-profit hospitals that may affect our ability to acquire hospitals, difficulties with the integration of acquisitions that may disrupt our ongoing operations, difficulties with the operations of our new hospital that may require unanticipated costs, the significant capital expenditures that would be involved in the construction of current projects or other new hospitals that could have an adverse effect on our liquidity, the high costs for construction materials and labor that could have an adverse impact on the return on investment relating to our current expansion projects, state efforts to regulate the construction or expansion of hospitals that could impair our ability to operate and expand our operations, our dependence on key personnel, the loss of one or more of which could have a material adverse effect on our business, potential responsibilities and costs under environmental laws that could lead to material expenditures or liability, the possibility of a decline in the fair value of our reporting units that could result in a material non-cash charge to earnings and those risks, uncertainties and other matters detailed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, and in our subsequent filings with the Securities and Exchange Commission (the “SEC”).

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
EXECUTIVE OVERVIEW
We are a leading owner and operator of medium-sized acute care hospitals in high-growth urban and suburban markets. We operate our hospitals with a strong community focus by offering and developing healthcare services targeted to the needs of the markets we serve, promoting strong relationships with physicians and working with local managed care plans. At March 31, 2008, we owned or leased 16 acute care hospital facilities and one behavioral health hospital facility, with a total of 2,770 beds in service, located in six regions:
•	Salt Lake City, Utah;
•	Phoenix, Arizona;
•	Tampa-St. Petersburg, Florida;
•	three cities in Texas, including San Antonio;
•	Las Vegas, Nevada; and
•	West Monroe, Louisiana.
We also own and operate Health Choice, our Medicaid and Medicare managed health plan in Phoenix, Arizona.
On March 25, 2008, we announced that the lease agreements to operate Mesa General Hospital (“Mesa General”), located in Mesa, Arizona, and Biltmore Surgery Center (“Biltmore”), located in Phoenix, Arizona, will expire by their terms on July 31, 2008 and September 30, 2008, respectively. We discontinued services at Biltmore on April 30, 2008 and will cease operations at Mesa General on May 31, 2008. In connection with the closure of Mesa General and Biltmore, we expect to incur certain costs associated with exit activities at these facilities, which will be included in discontinued operations in future periods.
Effective February 1, 2008, our wholly-owned subsidiary, IASIS Glenwood Regional Medical Center, LP, purchased a majority ownership interest in Ouachita Community Hospital, a ten-bed surgical hospital located in West Monroe, Louisiana. The purchase price for the majority ownership interest was approximately $16.8 million, subject to certain post-closing adjustments.
On March 31, 2008, the United States District Court for the District of Arizona (the “District Court”) dismissed with prejudice the qui tam complaint against IASIS Healthcare Corporation (“IAS”), our parent company. The qui tam action sought monetary damages and civil penalties under the federal False Claims Act (the “FCA”) and included allegations that certain business practices related to physician relationships and the medical necessity of certain procedures resulted in the submission of claims for reimbursement in violation of the FCA. The case dates back three years to March 2005 and became the subject of a subpoena by the Office of Inspector General (the “OIG”) in September 2005. In August 2007, the case was unsealed and became a private lawsuit after the Department of Justice declined to intervene. The United States District Judge dismissed the case from the bench at the conclusion of oral arguments on IAS’ motion to dismiss. On April 21, 2008, the court issued a written order dismissing the case with prejudice and entering formal judgment for IAS.
The fiscal 2007 acquisitions of Glenwood Regional Medical Center (“Glenwood”) and Alliance Hospital (“Alliance”), which were effective January 31, 2007 and May 31, 2007, respectively, and the opening of our new hospital, Mountain Vista Medical Center (“Mountain Vista”), in the fourth quarter of fiscal 2007, have resulted in an increase in our volume, net revenue and operating expenses during the quarter and six months ended March 31, 2008, compared with the same prior year periods. Given that Alliance was immediately merged into Odessa Regional Hospital to form Odessa Regional Medical Center, all references to same-facility include the impact of the Alliance acquisition.

Revenue and Volume Trends
Net revenue for the quarter ended March 31, 2008 increased 14.9% to $542.9 million, compared to $472.7 million in the prior year quarter. Net revenue for the six months ended March 31, 2008 increased 18.6% to $1.1 billion, compared to $889.5 million in the prior year period. Net revenue is comprised of acute care and premium revenue. Acute care revenue contributed $46.8 million and $123.3 million to the increase in total net revenue, while premium revenue contributed $23.4 million and $42.2 million for the quarter and six months ended March 31, 2008, respectively. Acute care revenue is comprised of net patient revenue and other revenue. A large percentage of our hospitals’ net patient revenue consists of fixed payment, discounted sources, including Medicare, Medicaid and managed care organizations. Reimbursement for Medicare and Medicaid services are often fixed regardless of the cost incurred or the level of services provided. Similarly, a greater percentage of the managed care companies we contract with reimburse providers on a fixed payment basis regardless of the costs incurred or the level of services provided. Net patient revenue is reported net of discounts and contractual adjustments. The contractual adjustments principally result from differences between the hospitals’ established charges and payment rates under Medicare, Medicaid and various managed care plans. The calculation of appropriate payments from the Medicare and Medicaid programs, including supplemental Medicaid reimbursement, as well as terms governing agreements with other third-party payors are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount. Other revenue includes medical office building rental income and other miscellaneous revenue. Premium revenue consists of revenue from Health Choice.
During fiscal 2007, certain of our acute care hospitals received supplemental Medicaid reimbursement, including reimbursement from a program for participating private hospitals that enter into indigent care affiliation agreements with public hospitals or county governments in the state of Texas. Under the Centers for Medicare and Medicaid Services (“CMS”) approved program, affiliated hospitals within a geographic area, including our Texas hospitals, expanded the community healthcare safety net by providing indigent healthcare services. Participation in this program by our Texas hospitals has resulted in an increase in acute care revenue, as well as an increase in professional fees incurred to expand the indigent care services. This program is subject to periodic audits by CMS and is currently undergoing a CMS review. In October 2007, as a result of the CMS review, the state of Texas ceased funding of the private hospital programs due to the deferral of certain federal Medicaid payments by CMS. The state has continued to withhold payments until CMS completes its review. In response to these items, during the six months ended March 31, 2008, we discontinued the recognition of the related reimbursement until CMS has completed its review and the state of Texas reinstates funding of the private hospital programs. In April 2008, CMS and the Texas Health and Human Services Commission (“HHSC”) reached a tentative agreement to resolve the deferral and allow the resumption of the Texas private supplemental Medicaid reimbursement programs. HHSC reported that the tentative agreement with CMS is pending final approval from federal regulators, and that CMS’ final approval, or additional comment, is expected shortly. The tentative agreement between HHSC and CMS includes various prospective conditions that have not yet been finalized, but will likely require changes in program documentation and administration. While the current suspension and the possible termination of future benefits under the program are not material to our financial statements, any recoupment by the federal, state or county governments of the previous matching funds paid to us could have a material adverse effect on our results of operations and cash flows. In addition, during this period of suspension, we will continue to fund our obligation to provide indigent care services, which could have a material adverse effect on our cash flow from operations.
Acute Care Revenue
Acute care revenue increased 12.9% and 18.3% for the quarter and six months ended March 31, 2008, respectively, compared to the same prior year periods, primarily as a result of the acquisitions of Glenwood and Alliance, and the opening of Mountain Vista. On a same-facility basis, acute care revenue increased 1.9% to $356.3 million for the quarter ended March 31, 2008, compared to $349.6 million in the prior year quarter, and increased 5.5% to $697.6 million for the six months ended March 31, 2008, compared to $661.3 million in the prior year period. Same-facility acute care revenue in the prior year quarter and six months period includes $15.5 million in revenue related to the supplemental Medicaid reimbursement program, compared to $3.3 million in the current year periods. Excluding the impact of the supplemental Medicaid reimbursement, same-facility acute care revenue increased 5.7% and 7.5% for the quarter and six months ended March 31, 2008, respectively, compared to the same prior year periods.

We have experienced an increase in net patient revenue at our hospital operations which, in part, is driven by favorable pricing trends and an increase in overall acuity levels. The growth in our pricing has been partially offset by the decrease in current year revenue associated with the supplemental Medicaid reimbursement program. Net patient revenue per adjusted admission increased 2.4% and 4.0% for the quarter and six months ended March 31, 2008, respectively, compared to the same prior year periods. Excluding the impact of the supplemental Medicaid reimbursement, net patient revenue per adjusted admission increased 6.2% and 6.0% for the quarter and six months ended March 31, 2008, respectively, compared to the same prior year periods. Admissions and adjusted admissions increased 9.5% and 10.1%, respectively, for the quarter ended March 31, 2008, compared to the prior year quarter. During the six months ended March 31, 2008, admissions and adjusted admissions increased 13.7%, compared to the prior year period.
On a same-facility basis, net patient revenue per adjusted admission increased 1.9% and 4.6% for the quarter and six months ended March 31, 2008, respectively, compared to the same prior year periods. Excluding the impact of the revenue associated with the supplemental Medicaid reimbursement program, same-facility net patient revenue per adjusted admission increased 5.7% and 6.6% for the quarter and six months ended March 31, 2008, respectively, compared to the same prior year periods. Same-facility admissions decreased 1.3% and 0.1% for the quarter and six months ended March 31, 2008, respectively, compared to the same prior year periods. Same-facility adjusted admissions increased 0.5% and 1.4% during the quarter and six months ended March 31, 2008, respectively, compared to the same prior year periods. Excluding the impact of Mesa General, which we previously announced will cease operations effective May 31, 2008, same-facility admissions and adjusted admissions increased 1.8% and 2.2%, respectively, for the quarter ended March 31, 2008, compared to the prior year quarter. During the six months ended March 31, 2008, excluding the impact of Mesa General, same-facility admissions and adjusted admissions increased 2.0% and 2.4%, respectively, compared to the prior year period.
Our net patient revenue per adjusted admission continues to benefit from favorable pricing trends and demonstrates our focus on profitable product lines and capital investments in our facilities. From a service line standpoint, we have experienced an increase in certain higher acuity services, such as surgical procedures, including orthopedics and bariatrics, as well as increases in other inpatient procedures such as neonatology and psychiatric services. In addition, during the quarter ended March 31, 2008, we experienced an increase in respiratory and other flu-related cases, compared with the prior year quarter, which has offset, in part, pricing improvements from other higher acuity services during the quarter. While we continue to experience increases in rates from managed care payors in the mid-single digit range, the consolidation of payors in certain markets may result in reduced reimbursement from managed care organizations in future periods. Such consolidation of managed care organizations has resulted in a greater focus on case management, as well as increased efforts in aligning themselves with certain networks of providers in markets in which we operate.
The following table provides the sources of our gross patient revenue by payor for the quarters and six months ended March 31, 2008 and 2007:

	Quarter		Six Months
	Ended March 31,		Ended March 31,
	2008	2007	2008	2007
Medicare	34.2%	32.0%	33.2%	31.0%
Managed Medicare	5.6%	3.2%	4.7%	3.2%
Medicaid	7.3%	7.4%	7.2%	7.0%
Managed Medicaid	10.4%	11.0%	10.3%	11.4%
Managed care	36.8%	40.6%	38.9%	41.6%
Self-pay and other	5.7%	5.8%	5.7%	5.8%

Total	100.0%	100.0%	100.0%	100.0%

Since the implementation of Medicare Part D coverage, we have experienced a shift of traditional Medicare beneficiaries to managed Medicare. We expect patient volumes from Medicare beneficiaries to continue this shift in coverage as a result of incentives put in place by the federal government to move more beneficiaries to managed Medicare plans. As well, we expect patient volumes in Medicare and managed Medicare to increase over the long-term due to the general aging of the population. Additionally, we have seen an increase in our traditional Medicare mix as a result of our acquisitions of Glenwood and Alliance, which have a higher concentration of traditional Medicare revenue as compared to our other acute care hospitals.
We receive a significant portion of our revenue from government health programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. On August 1, 2006, CMS announced a final rule that refines the inpatient diagnosis-related group payment system, and on August 1, 2007, CMS announced a final rule that creates new severity-adjusted diagnosis-related groups to replace the current diagnosis-related groups. CMS intends for the new severity-adjusted diagnosis-related groups to better recognize severity of illness among patients. For federal fiscal year 2008, CMS updated the diagnosis-related group payment system rates by the full market basket of 3.3%. On April 14, 2008, CMS announced a proposed rule that would increase diagnosis-related group rates for federal fiscal year 2009 by the estimated full market basket of 3.0%. However, CMS has reduced payment rates in fiscal years 2008 and 2009 to eliminate what CMS estimates to be the effect of coding or classification changes as a result of hospitals implementing the new severity adjusted diagnosis-related groups. Based upon our current mix and volume of diagnosis-related groups, we estimate Medicare inpatient payment rates will increase in fiscal year 2009 by approximately 2.0% to 3.0% should this proposed rule become final.
For federal fiscal year 2008, the full market basket update for the provision of inpatient services is conditioned upon a hospital providing CMS with specific quality data relating to the quality of services provided. Hospitals that fail to provide CMS with the required data will receive an update equal to the market basket minus two percentage points. Our hospitals are currently complying with this reporting requirement. Initially, CMS required the reporting of 10 quality measures. As required by the Deficit Reduction Act of 2005 (“DEFRA”), CMS has expanded through a series of rulemakings the number of patient care indicators that hospitals must report. On November 1, 2007, CMS announced a final rule that expanded to 30 the number of quality measures that hospitals are required to report, beginning with discharges occurring in calendar year 2008, in order to qualify for the full market basket update to the inpatient prospective payment system in fiscal year 2009. In addition, the rule requires hospitals to submit quality data regarding seven measures relating to outpatient care in order to receive the full market basket increase under the outpatient prospective payment system beginning in calendar year 2009. Hospitals that fail to submit such data will receive the market basket update minus two percentage points for the outpatient prospective payment system. On April 14, 2008, CMS announced a proposed rule that would expand the number of inpatient measures to 72 for a hospital to receive the full market basket update for fiscal year 2010. CMS has recently issued a report proposing a value-based purchasing system which would phase out the current quality reporting system and instead would make a portion of hospital payment contingent on actual performance on specified measures. It is uncertain whether such a program will be implemented.
On July 16, 2007, CMS issued final regulations that change payment for procedures performed in an ambulatory surgery center (“ASC”) effective January 1, 2008. Under this rule, ASC payment groups increased from the current nine clinically disparate payment groups to the 221 APCs used under the outpatient prospective payment system for these surgical services. CMS estimates that the rates for procedures performed in an ASC setting equal 65% of the corresponding rates paid for the same procedures performed in an outpatient hospital setting. Because the new payment system has a significant impact on payments for certain procedures, the final rule establishes a four year transition period for implementing the revised rates. In addition, the rule significantly expands the types of procedures that may be performed in ASCs. More Medicare procedures that were previously performed in hospitals, such as ours, may be moved to ASCs, potentially reducing surgical volume in our hospitals. ASCs may experience decreased reimbursement depending on their service mix. Also, more Medicare procedures that were previously performed in ASCs may be moved to physicians’ offices. Currently, we do not believe that these changes will have or have had a material adverse impact on our results of operations or cash flows.
Premium Revenue
Health Choice is a prepaid Medicaid and Medicare managed health plan that derives most of its revenue through a contract with AHCCCS to provide specified health services to qualified Medicaid enrollees through contracted providers. AHCCCS is the state agency that administers Arizona’s Medicaid program. The contract requires Health Choice to arrange for healthcare services for enrolled Medicaid patients in exchange for fixed monthly premiums, based upon negotiated per capita member rates, and supplemental payments from AHCCCS.

Health Choice’s contract with AHCCCS expires September 30, 2008. The contract is terminable without cause on 90 days’ written notice or for cause upon written notice if we fail to comply with any term or condition of the contract or fail to take corrective action as required to comply with the terms of the contract. Additionally, AHCCCS can terminate our contract in the event of the unavailability of state or federal funding. We have submitted our bid for a new contract for future periods. We anticipate contracts will be awarded by AHCCCS to participating plans in late May 2008. While we believe that our contract will be extended, we cannot be assured of an extension or that we will not experience a shift or decline in enrollment in the counties that we currently serve, as well as a decrease in capitation rates, any of which could materially impact our Health Choice operations.
Health Choice’s contract with CMS to provide coverage as a Medicare Advantage Prescription Drug (“MAPD”) Special Needs Plan (“SNP”) provider allows Health Choice to offer Medicare and Part D drug benefit coverage for new and existing dual-eligible members, or those that are eligible for Medicare and Medicaid. Health Choice historically served these type members through the AHCCCS Medicaid program. The contract with CMS expires December 31, 2008 and includes successive one-year renewal options at the discretion of CMS. The contract is terminable without cause on 90 days’ written notice or for cause upon written notice if we fail to comply with any term or condition of the contract, or fail to take corrective action as required to comply with the terms of the contract. Under current law, CMS’ authority to designate SNPs expires on December 31, 2009. Unless Congress and the President act to change this law, CMS may not be able to renew Health Choice’s SNP contract after December 31, 2009. Additionally, recently enacted legislation prohibits CMS from designating additional disproportionate percentage SNPs and prohibits existing SNPs from enrolling individuals outside of their existing geographic areas through December 31, 2009.
Premium revenue at Health Choice for the quarter and six months ended March 31, 2008, increased $23.4 million, or 21.5%, and $42.2 million, or 19.5%, respectively, compared to the same prior year periods. Increases in our Medicaid enrollees, as well as increases in capitation premium rates, have been the primary contributors to our growth in premium revenue. This growth has been partially offset by slight declines in our Medicare membership resulting from strong competition for these enrollees from national managed care organizations. Premium revenue generated under the AHCCCS and CMS contracts with Health Choice represented approximately 24.3% and 24.5%, respectively, of our consolidated net revenue for the quarter and six months ended March 31, 2008, compared to 23.0% and 24.3%, respectively, in the same prior year periods.
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
Value-Based Reimbursement
There is a trend in the healthcare industry towards value-based purchasing of healthcare services. Such value-based purchasing programs include both public reporting and financial incentives tied to the quality and efficiency of care provided by facilities. We expect such programs to become more common in the healthcare industry.
Medicare currently requires providers to report certain quality measures in order to receive full reimbursement increases that were awarded automatically in the past. On November 1, 2007, CMS announced a final rule that expanded to 30 the number of quality measures that hospitals are required to report, beginning with discharges occurring in calendar year 2008, in order to qualify for the full market basket update to the Medicare inpatient prospective payment system in fiscal year 2009. These 30 quality measures include measures relating to acute myocardial infarction, heart failure, pneumonia, surgical care improvement, 30-day mortality rates for acute myocardial infarction and heart failure patients, and patients’ experience of care through the HCAHPS patient survey.

CMS established the first quality measures in 2003, and CMS has expanded, through a series of rulemakings, the number of patient care indicators that hospitals must report. On April 14, 2008, CMS announced a proposed rule that would expand the number of inpatient measures to 72 for a hospital to receive the full market basket update for fiscal year 2010. We anticipate that CMS will continue to expand the number of quality measures. CMS has also announced a final rule that requires hospitals to submit quality data regarding seven measures relating to outpatient care in order to receive the full market basket increase under the outpatient prospective payment system beginning in calendar year 2009. We have invested significant capital in the implementation of our advanced clinical system that assists us in reporting these quality measures. CMS makes the data submitted by hospitals, including our hospitals, public on its website.
Beginning in federal fiscal year 2009, Medicare will not pay hospitals additional amounts for the treatment of certain preventable adverse events, also know as hospital-acquired conditions. DEFRA required CMS to select at least two hospital-acquired conditions for which hospitals will not receive additional payment unless the conditions were present on admission to the hospital. In a final rule published on August 22, 2007, CMS selected eight such hospital-acquired conditions, three of which are classified as “serious preventable events” or “never events.” Effective October 1, 2008, cases with any of these eight hospital-acquired conditions will not be paid at a higher DRG unless the condition was present at admission. DEFRA provides that CMS may revise the list of conditions from time to time, and CMS is seeking comment on additional proposed conditions. Additionally, CMS has recently issued a report proposing a value-based purchasing system, which would phase out the current quality reporting system, making a portion of hospital payments contingent on actual performance against specified measures. It is uncertain whether such a program will be implemented.
Many large commercial payors currently require providers to report quality data to receive full reimbursement increases that were awarded automatically in the past. Several commercial payors have announced that they will stop reimbursing hospitals for certain preventable adverse events. In addition, managed care organizations may begin programs that condition payment on performance against specified measures. The quality measurement criteria used by commercial payors may be similar to or even more stringent than Medicare requirements.
We expect these trends towards value-based purchasing of healthcare services by Medicare and other payors to continue. Because of these trends, our ability to demonstrate quality of care in our facilities could significantly impact our operating results in the future.
Implementation of Our Quality Initiatives
Quality of care is integral to our future success. We have taken significant steps in implementing expanded quality of care initiatives that we believe represent key building blocks to a successful strategy, including the following:
•	Deployment of proprietary information systems to provide daily tracking of care provided to patients in any core measures category;
•	Implementation of a strategy to retain nurses, ultimately providing an improved continuum of care through continuity;
•	Development and implementation of a hospital medical management program;
•	Hiring of a Chief Quality Officer;
•	Ongoing training and education of medical and non-medical personnel related to quality performance indicators;
•	Monthly review of the 30 quality indicators prescribed by CMS for reporting beginning January 1, 2008;
•	Monitoring of additional quality measures above the requirement to receive the full annual payment update;
•	Rapid response teams in place at all of our hospitals to provide more timely and efficient care;
•	Engagement of an external group to conduct unannounced mock Joint Commission surveys;
•	Alignment of hospital management incentive compensation with quality performance indicators; and
•	Additional staffing to collect and report quality information and to facilitate action plans to address areas for improvement.

Growth in Bad Debts Resulting From Increased Self-Pay Volume and Revenue
Like others in the hospital industry, we continue to experience increases in our provision for bad debts driven by growth in the number of uninsured patients seeking care at our hospitals, as well as increases in the amount of co-payments and deductibles as employers continue to pass more of these costs on to their employees. While the volume of patients registered as uninsured has increased over the prior year, we continue to be successful in qualifying many of these uninsured patients for Medicaid, charity or other third-party coverage. More recently, our provision for bad debts has been increasingly affected by the volume of under-insured patients or patient balances after insurance. At March 31, 2008, self-pay balances after insurance were $35.7 million, as compared to $30.7 million at March 31, 2007. These patient balances are becoming increasingly difficult to collect, often as a result of economic factors beyond our control. Accordingly, we continue to monitor our self-pay admissions on a daily basis and continue to focus on the efficiency of our emergency rooms, point-of-service cash collections, Medicaid eligibility automation and process-flow improvements. On a same-facility basis, for the quarter and six months ended March 31, 2008, excluding the impact of the supplemental Medicaid reimbursement, the provision for bad debts increased to 10.8% and 10.7%, respectively, of acute care revenue, compared to 9.8% and 10.0%, respectively, in the same prior year periods. We anticipate that if we experience further growth in self-pay volume and revenue, along with continued increases in co-payments and deductibles for insured patients, our provision for bad debts will continue to increase and our results of operations could be adversely affected.
The approximate percentages of gross hospital receivables (prior to allowances for contractual adjustments and doubtful accounts) are summarized as follows:

	March 31,	September 30,
	2008	2007

Insured receivables	67.0%	66.7%
Uninsured receivables	33.0%	33.3%

Total	100.0%	100.0%

The percentages in the table above are calculated using gross receivable balances. Uninsured receivables and insured receivables are net of discounts and contractual adjustments recorded at the time of billing. Included in insured receivables are accounts that are pending approval from Medicaid. These receivables were approximately 2.5% and 2.3% of gross hospital receivables at March 31, 2008 and September 30, 2007, respectively.
The approximate percentages of gross hospital receivables in summarized aging categories are as follows:

	March 31,	September 30,
	2008	2007

0 to 90 days	70.5%	71.8%
91 to 180 days	17.6%	15.5%
Over 180 days	11.9%	12.7%

Total	100.0%	100.0%

The increase in accounts receivable in our 91 to 180 day category is in part the result of the acquisitions of Glenwood and Alliance, as well as the increase in accounts receivable resulting from the opening of our new hospital, Mountain Vista.

Additional Charity Care and Charges to the Uninsured
We record revenue deductions for patient accounts that meet our guidelines for charity care. We currently provide charity care to patients with income levels below 200% of the federal poverty level and will continue this practice. Additionally, all of our hospitals provide a sliding scale of reduced rates to uninsured patients, who are not covered through federal, state or private insurance, with incomes between 200% and 400% of the federal poverty level. On a same-facility basis, charity care deductions increased $2.4 million and $5.2 million for the quarter and six months ended March 31, 2008, respectively, compared to the same prior year periods.
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
Physician Integration
We continue to recruit physicians to fulfill the needs of the communities that our hospitals serve, with primary emphasis on family practice and internal medicine, general surgery, hospitalists, obstetrics and gynecology, cardiology, neurology and orthopedics. Our ability to attract and retain skilled physicians to our hospitals is critical to our success and is affected by the quality of care at our hospitals. The quality of care at our hospitals will become even more important to physicians, if physician reimbursement shifts to value-based reimbursement, similar to hospital reimbursement. In a hospital setting, many of the quality measures that apply to nursing care also apply to physician care. This interdependence aligns the quality of care focus of physicians and hospitals in order that both can receive equitable compensation for services provided.
We will experience certain risks that are associated with the integration of the medical staff at our hospitals. As we continue to implement our physician employment strategy, we face significant competition for skilled physicians in certain of our markets as more providers adopt a physician staffing model approach, coupled with a general shortage of physicians across all specialties. This increased competition has resulted in efforts by managed care organizations to align with certain provider networks in the markets in which we operate, which could have an adverse impact on our volume and results of operations. We expect that employing physicians should provide relief on cost pressures associated with on-call coverage and other professional fees. However, we anticipate incurring additional labor and other start-up related costs as we continue the integration of employed physicians. At March 31, 2008, we employed 88 physicians, which are currently concentrated in our Utah market. Approximately 35% of our employed physicians are considered to be in their initial start-up phase of operations.
We also face risk from competition with physicians and physician groups for outpatient business. We expect to mitigate this risk by implementation of our physician employment strategy, our commitment to capital investment in our hospitals, including updated technology and equipment, and our commitment to our quality of care initiatives that individual physicians or physician groups may not be equipped to implement.
Nursing Shortage
The hospital industry continues to experience a shortage of nurses. This nursing shortage has created an environment that has required an extended increase in the use of nursing contract labor. While we have experienced improvement in our nursing contract labor utilization during recent quarters, we continue to face challenges in retaining and recruiting nurses in each of our markets, similar to other providers in their respective regions. During the quarter and six months ended March 31, 2008, same-facility contract labor expense for nursing services as a percentage of acute care revenue was consistent with the prior year quarter, and down 0.1% on a year-to-date basis. We believe the improvement in our overall trend over the past few quarters is the result of our comprehensive recruiting plan for nurses that focuses on expanded relationships with local colleges and universities, which include our sponsorship of nursing scholarship programs.

These partnerships have increased our nursing retention, which has resulted in declining utilization of contract nursing services. We anticipate that we will see increased benefits in future periods, as participants in the nursing scholarship programs are beginning to enter the work force upon completion of their education. Additionally, the closure of Mesa General has provided opportunities for the majority of its nursing personnel to accept positions at our other Arizona facilities. We believe that this transfer of labor to our other Arizona facilities will help offset contract nursing labor costs in this market. Should we be unsuccessful in our attempts to maintain nursing coverage adequate for our present and future needs, our results of operations could be adversely affected.
Decreased Federal and State Funding for Medicaid Programs
Some of the states in which we operate have experienced budget constraints as a result of increased costs and lower than expected tax collections. Health and human services programs, including Medicaid and similar programs, often represent a significant portion of state spending. Some states have proposed and other states may in the future propose decreased funding for these programs or other structured changes. DEFRA, signed into law on February 8, 2006, included Medicaid cuts of approximately $4.8 billion over five years. In May 2007, CMS issued a final rule that is subject to a one-year Congressionally-mandated moratorium, that, if implemented, would result in significant additional reductions to federal Medicaid funding. If such funding decreases are implemented in the states in which we operate, our results of operations and cash flows could be adversely affected.
Changes in Patient Service Mix
From an industry trend perspective, a number of procedures once performed only on an inpatient basis have been and will continue to be converted to outpatient procedures as a result of advances in pharmaceutical and medical technologies. We have recently experienced a shift in our patient service mix to more outpatient procedures, such as cardiovascular, diagnostic imaging and other services. Generally, the payments we receive for outpatient procedures are less than those for similar procedures performed in an inpatient setting.
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
Selected Operating Data
The following table sets forth certain unaudited operating data for each of the periods presented.

	Quarter		Six Months
	Ended March 31,		Ended March 31,
	2008	2007	2008	2007
Acute Care:
Number of acute care hospital facilities at end of period (1)	16	15	16	15
Beds in service at end of period (2)	2,770	2,451	2,770	2,451
Average length of stay (days) (3)	4.76	4.66	4.66	4.59
Occupancy rates (average beds in service)	52.9%	55.9%	50.4%	52.9%
Admissions (4)	28,049	25,609	54,478	47,913
Adjusted admissions (5)	44,183	40,137	86,793	76,330
Patient days (6)	133,454	119,222	253,961	219,990
Adjusted patient days (5)	203,114	180,097	390,028	337,721
Net patient revenue per adjusted admission	$9,198	$8,979	$9,089	$8,738

Same-Facility (7):
Number of acute care hospital facilities at end of period	14	14	14	14
Beds in service at end of period (2)	2,364	2,214	2,364	2,214
Average length of stay (days) (3)	4.71	4.63	4.63	4.58
Occupancy rates (average beds in service)	51.9%	55.8%	49.9%	52.7%
Admissions (4)	23,695	23,996	46,264	46,300
Adjusted admissions (5)	38,116	37,913	75,114	74,106
Patient days (6)	111,614	111,206	214,145	211,974
Adjusted patient days (5)	172,370	169,044	333,078	326,668
Net patient revenue per adjusted admission	$9,239	$9,065	$9,175	$8,775

Health Choice:
Medicaid covered lives	126,398	113,499	126,398	113,499
Dual-eligible lives (8)	3,437	3,755	3,437	3,755
Medical loss ratio (9)	85.4%	86.1%	84.7%	85.9%

(1)	Includes Glenwood, which was acquired effective January 31, 2007, and Mountain Vista, which opened on July 23, 2007.

(2)	Includes St. Luke’s Behavioral Hospital.

(3)	Represents the average number of days that a patient stayed in our hospitals.

(4)	Represents the total number of patients admitted to our hospitals for stays in excess of 23 hours. Management and investors use this number as a general measure of inpatient volume.

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

	Quarter Ended		Quarter Ended		Six Months Ended		Six Months Ended
	March 31, 2008		March 31, 2007		March 31, 2008		March 31, 2007
Consolidated ($ in thousands):	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage

Net revenue:
Acute care revenue	$410,764	75.7%	$363,911	77.0%	$796,231	75.5%	$672,958	75.7%
Premium revenue	132,172	24.3%	108,791	23.0%	258,799	24.5%	216,578	24.3%

Total net revenue	542,936	100.0%	472,702	100.0%	1,055,030	100.0%	889,536	100.0%

Costs and expenses:
Salaries and benefits	168,383	31.0%	139,954	29.6%	332,009	31.5%	265,349	29.8%
Supplies	64,901	12.0%	55,382	11.7%	125,040	11.9%	102,627	11.5%
Medical claims	109,439	20.2%	90,539	19.2%	212,319	20.1%	180,234	20.3%
Other operating expenses	73,466	13.6%	77,475	16.4%	143,655	13.6%	138,333	15.6%
Provision for bad debts	44,592	8.2%	34,117	7.2%	85,189	8.1%	65,865	7.4%
Rentals and leases	10,400	1.9%	9,240	2.0%	20,160	1.9%	17,690	2.0%
Interest expense, net	20,289	3.7%	16,955	3.5%	42,093	4.0%	34,241	3.8%
Depreciation and amortization	24,485	4.5%	18,193	3.8%	47,640	4.5%	35,100	3.9%
Management fees	1,313	0.2%	1,326	0.3%	2,500	0.2%	2,373	0.3%
Business interruption insurance recoveries	—	—	—	—	—	—	(1,918)	(0.2)%

Total costs and expenses	517,268	95.3%	443,181	93.7%	1,010,605	95.8%	839,894	94.4%

Earnings before gain (loss) on disposal of assets, minority interests and income taxes	25,668	4.7%	29,521	6.3%	44,425	4.2%	49,642	5.6%

Gain (loss) on disposal of assets, net	3	0.0%	225	0.0%	65	0.0%	(1,312)	(0.2)%
Minority interests	(1,112)	(0.2)%	(1,515)	(0.3)%	(1,870)	(0.2)%	(2,855)	(0.3)%

Earnings before income taxes	24,559	4.5%	28,231	6.0%	42,620	4.0%	45,475	5.1%
Income tax expense	9,843	1.8%	11,276	2.4%	17,189	1.6%	17,937	2.0%

Net earnings	$14,716	2.7%	$16,955	3.6%	$25,431	2.4%	$27,538	3.1%

	Quarter Ended		Quarter Ended		Six Months Ended		Six Months Ended
	March 31, 2008		March 31, 2007		March 31, 2008		March 31, 2007
Acute Care ($ in thousands):	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage

Net revenue:
Acute care revenue	$410,764	99.2%	$363,911	99.2%	$796,231	99.2%	$672,958	99.2%
Revenue between segments (1)	3,493	0.8%	3,092	0.8%	6,823	0.8%	5,769	0.8%

Total net revenue	414,257	100.0%	367,003	100.0%	803,054	100.0%	678,727	100.0%

Costs and expenses:
Salaries and benefits	164,050	39.6%	136,330	37.1%	323,633	40.3%	258,314	38.1%
Supplies	64,857	15.7%	55,298	15.1%	124,919	15.6%	102,459	15.1%
Other operating expenses	69,128	16.7%	73,592	20.1%	134,845	16.8%	130,736	19.3%
Provision for bad debts	44,592	10.8%	34,117	9.3%	85,189	10.6%	65,865	9.7%
Rentals and leases	10,111	2.4%	8,969	2.4%	19,586	2.4%	17,164	2.5%
Interest expense, net	20,289	4.9%	16,955	4.6%	42,093	5.3%	34,241	5.1%
Depreciation and amortization	23,586	5.7%	17,305	4.7%	45,846	5.7%	33,325	4.9%
Management fees	1,313	0.3%	1,326	0.4%	2,500	0.3%	2,373	0.3%
Business interruption insurance recoveries	—	—	—	—	—	—	(1,918)	(0.3)%

Total costs and expenses	397,926	96.1%	343,892	93.7%	778,611	97.0%	642,559	94.7%

Earnings before gain (loss) on disposal of assets, minority interests and income taxes	16,331	3.9%	23,111	6.3%	24,443	3.0%	36,168	5.3%

Gain (loss) on disposal of assets, net	3	0.0%	225	0.0%	65	0.0%	(1,312)	(0.2)%
Minority interests	(1,112)	(0.2)%	(1,515)	(0.4)%	(1,870)	(0.2)%	(2,855)	(0.4)%

Earnings before income taxes	$15,222	3.7%	$21,821	5.9%	$22,638	2.8%	$32,001	4.7%

(1)	Revenue between segments is eliminated in our consolidated results.

	Quarter Ended		Quarter Ended		Six Months Ended		Six Months Ended
	March 31, 2008		March 31, 2007		March 31, 2008		March 31, 2007
Health Choice ($ in thousands):	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage

Premium revenue	$132,172	100.0%	$108,791	100.0%	$258,799	100.0%	$216,578	100.0%

Costs and expenses:
Salaries and benefits	4,333	3.3%	3,624	3.3%	8,376	3.2%	7,035	3.3%
Supplies	44	0.0%	84	0.1%	121	0.0%	168	0.1%
Medical claims (1)	112,932	85.4%	93,631	86.1%	219,142	84.7%	186,003	85.9%
Other operating expenses	4,338	3.3%	3,883	3.6%	8,810	3.4%	7,597	3.5%
Rentals and leases	289	0.2%	271	0.2%	574	0.2%	526	0.2%
Depreciation and amortization	899	0.7%	888	0.8%	1,794	0.7%	1,775	0.8%

Total costs and expenses	122,835	92.9%	102,381	94.1%	238,817	92.2%	203,104	93.8%

Earnings before income taxes	$9,337	7.1%	$6,410	5.9%	$19,982	7.8%	$13,474	6.2%

(1)
Medical claims paid to our hospitals of $3.5 million and $3.1 million for the quarters ended March 31, 2008 and 2007, respectively, and $6.8 million and $5.8 million for the six months ended March 31, 2008 and 2007, respectively, are eliminated in our consolidated results.

Quarters Ended March 31, 2008 and 2007
Net revenue — Net revenue for the quarter ended March 31, 2008 was $542.9 million, an increase of $70.2 million or 14.9%, compared to $472.7 million in the prior year quarter. The increase in net revenue was a combination of an increase of $46.8 million in acute care revenue from hospital operations, which we refer to as our acute care operations segment in our financial statements, and an increase of $23.4 million in premium revenue from Health Choice.
For the quarter ended March 31, 2008, hospitals and other healthcare entities owned by us received approximately $3.5 million in acute care revenue from Health Choice, compared to $3.1 million in the prior year quarter. This net revenue was eliminated in our consolidated results.
Before eliminations, acute care revenue from our hospital operations for the quarter ended March 31, 2008 was $414.3 million, an increase of $47.3 million or 12.9%, compared to $367.0 million in the prior year quarter. Excluding the impact of the supplemental Medicaid reimbursement, acute care revenue increased 16.9% for the quarter ended March 31, 2008, compared to the prior year quarter. Admissions and adjusted admissions increased 9.5% and 10.1%, respectively, for the quarter ended March 31, 2008, compared to the prior year quarter. Net patient revenue per adjusted admission increased 2.4% for the quarter ended March 31, 2008, compared to the prior year quarter. Excluding the impact of the supplemental Medicaid reimbursement, net patient revenue per adjusted admission increased 6.2% for the quarter ended March 31, 2008, compared to the prior year quarter.
On a same-facility basis, acute care revenue from our hospital operations increased 1.9% for the quarter ended March 31, 2008, compared to the prior year quarter. Excluding the impact of the supplemental Medicaid reimbursement, same-facility acute care revenue increased 5.7% for the quarter ended March 31, 2008, compared to the prior year quarter. Same-facility admissions decreased by 1.3% and adjusted admissions increased by 0.5% for the quarter ended March 31, 2008, while net patient revenue per adjusted admission increased 1.9%, compared to the prior year quarter. Excluding the impact of the supplemental Medicaid reimbursement, same-facility net patient revenue per adjusted admission increased 5.7% for the quarter ended March 31, 2008, compared to the prior year quarter. Excluding the impact of Mesa General, same-facility admissions and adjusted admissions increased by 1.8% and 2.2%, respectively, for the quarter ended March 31, 2008, compared to the prior year quarter. Same-facility pricing improvements during the quarter ended March 31, 2008, were attributable to increases in overall acuity and mid-single digit increases in managed care reimbursement rates. Growth in revenue resulting from increased acuity is evidenced by a 4.7% increase in surgical procedures, including orthopedics and bariatrics, as well as other inpatient procedures such as neonatology and psychiatric services. Pricing improvements were partially offset by an overall increase in respiratory and other flu-related cases, as compared to the prior year quarter.

Premium revenue from Health Choice was $132.2 million for the quarter ended March 31, 2008, an increase of $23.4 million or 21.5%, compared to $108.8 million in the prior year quarter. The increase in premium revenue was the result of increases in capitation payment rates and increased membership in our Medicaid product line. This growth was partially offset by slight declines in our Medicare membership resulting from strong competition for these enrollees from national managed care organizations.
Salaries and benefits — Salaries and benefits expense from our hospital operations for the quarter ended March 31, 2008 was $164.1 million, or 39.6% of acute care revenue, compared to $136.3 million, or 37.1% of acute care revenue, in the prior year quarter. The most significant factor contributing to the increase in salaries and benefits as a percentage of acute care revenue was the impact of the supplemental Medicaid reimbursement program on acute care revenue in the prior year quarter, compared to the current year quarter. Additionally, other factors contributing to the increase include: (i) the continued implementation of our physician employment strategy in certain markets, primarily our Utah market; (ii) labor-related costs at Mountain Vista, as acute care revenue continues to ramp-up; (iii) an increase in benefit costs associated with a growth in employee medical claims experience; and (iv) the impact of declining revenue at Mesa General, which we previously announced will cease operations effective May 31, 2008.
Supplies — Supplies expense from our hospital operations for the quarter ended March 31, 2008 was $64.9 million, or 15.7% of acute care revenue, compared to $55.3 million, or 15.1% of acute care revenue, in the prior year quarter. The increase in supply cost as a percentage of acute care revenue was primarily driven by the impact of the supplemental Medicaid reimbursement program on acute care revenue in the prior year quarter, compared to the current year quarter. Additionally, the acquisition of Glenwood and the opening of Mountain Vista each contributed slightly to the increase in our supply margin, as a result of their service mix.
Medical claims — Medical claims expense before eliminations for Health Choice increased $19.3 million to $112.9 million for the quarter ended March 31, 2008, compared to $93.6 million in the prior year quarter. Medical claims expense represents the amounts paid by Health Choice for health care services provided to its members. Medical claims expense as a percentage of premium revenue was 85.4% for the quarter ended March 31, 2008, compared to 86.1% in the prior year quarter. The improvement in medical claims expense as a percentage of premium revenue was driven by: (i) more favorable claims experience, including continued focus on managing medical costs; and (ii) leveraging medical costs against an increase in premium revenue.
Other operating expenses — Other operating expenses from our hospital operations for the quarter ended March 31, 2008 were $69.1 million, or 16.7% of acute care revenue, compared to $73.6 million, or 20.1% of acute care revenue, in the prior year quarter. The decline in other operating expenses as a percentage of acute care revenue was driven by: (i) a reduction of professional fees incurred to provide indigent care services and the impact on acute care revenue associated with the deferral of the supplemental Medicaid reimbursement program; (ii) a decrease in costs related to professional and general liability claims resulting from continued improvements in claims experience; and (iii) reduced qui tam related legal fees and other expenses. Other operating expenses for the quarters ended March 31, 2008 and 2007, include $1.0 million and $2.6 million, respectively, in qui tam related legal fees and other expenses.
Provision for bad debts — Provision for bad debts from our hospital operations for the quarter ended March 31, 2008 was $44.6 million, or 10.8% of acute care revenue, compared to $34.1 million, or 9.3% of acute care revenue, in the prior year quarter. The increase in the provision for bad debts as a percentage of acute care revenue is primarily attributable to: (i) the impact of the supplemental Medicaid reimbursement program on acute care revenue in the prior year quarter, compared to the current year quarter; (ii) continued growth in self-pay volume and revenue; (iii) an increase in volume of under-insured patients or patient balances after insurance, which are becoming increasingly difficult to collect, often as a result of economic factors beyond our control; and (iv) self-pay accounts associated with the acquired patient accounting system at Glenwood, which we have since converted to our standard patient accounting system. We continue to see the trend of increasing self-pay volume and revenue, as well as an increase in the volume of under-insured, as the primary drivers behind the increase in our provision for bad debts.

Interest expense, net — Interest expense, net of interest income, for the quarter ended March 31, 2008 was $20.3 million, compared to $17.0 million in the prior year quarter. This increase of $3.3 million was primarily due to: (i) a decrease in capitalized interest during the current year quarter, compared to the prior year quarter, as it relates primarily to the construction of Mountain Vista; and (ii) increased borrowings under our senior secured credit facilities, which includes the outstanding balance under our delayed draw term loan and use of our revolving credit facility, during the quarter ended March 31, 2008, compared to the prior year quarter. The increased interest expense resulting from additional debt balances was partially mitigated by declining interest rates, as borrowings under our senior secured credit facilities are subject to interest at variable rates. The weighted average interest rate of outstanding borrowings under the senior secured credit facilities was 6.0% for the quarter ended March 31, 2008, compared to 7.7% in the prior year quarter.
Depreciation and amortization — Depreciation and amortization expense for the quarter ended March 31, 2008 was $24.5 million, compared to $18.2 million in the prior year quarter. The increase of $6.3 million was primarily related to depreciation and amortization expense resulting from the acquisitions of Glenwood and Alliance, as well as additions to property and equipment made in connection with assets placed in service at Mountain Vista.
Income tax expense — We recorded a provision for income taxes of $9.8 million, resulting in an effective tax rate of 40.1%, for the quarter ended March 31, 2008, compared to $11.3 million, for an effective tax rate of 39.9% in the prior year quarter.
Net earnings — Net earnings decreased $2.3 million to $14.7 million for the quarter ended March 31, 2008, compared to $17.0 million in the prior year quarter. Net earnings for the quarter ended March 31, 2008, compared to the prior year quarter, was impacted by a decline in supplemental Medicaid reimbursement, increased depreciation and amortization, and increased interest expense.
Six Months Ended March 31, 2008 and 2007
Net revenue — Net revenue for the six months ended March 31, 2008 was $1.1 billion, an increase of $165.5 million or 18.6%, compared to $889.5 million in the prior year period. The increase in net revenue was a combination of an increase of $123.3 million in acute care revenue from hospital operations, and an increase of $42.2 million in premium revenue from Health Choice.
For the six months ended March 31, 2008, hospitals and other healthcare entities owned by us received approximately $6.8 million in acute care revenue from Health Choice, compared to $5.8 million in the prior year period. This net revenue was eliminated in our consolidated results.
Before eliminations, acute care revenue from our hospital operations for the six months ended March 31, 2008 was $803.0 million, an increase of $124.3 million or 18.3%, compared to $678.7 million in the prior year period. Excluding the impact of the supplemental Medicaid reimbursement, acute care revenue increased 20.6% for the six months ended March 31, 2008, compared to the prior year period. Admissions and adjusted admissions increased 13.7% for the six months ended March 31, 2008, compared to the prior year period. Net patient revenue per adjusted admission increased 4.0% for the six months ended March 31, 2008, compared to the prior year period. Excluding the impact of the supplemental Medicaid reimbursement, net patient revenue per adjusted admission increased 6.0% for the six months ended March 31, 2008, compared to the prior year period.
On a same-facility basis, acute care revenue from our hospital operations increased 5.5% for the six months ended March 31, 2008, compared to the prior year period. Excluding the impact of the supplemental Medicaid reimbursement, same-facility acute care revenue increased 7.5% for the six months ended March 31, 2008, compared to the prior year period. Same-facility admissions decreased by 0.1% and adjusted admissions increased 1.4% for the six months ended March 31, 2008, while net patient revenue per adjusted admission increased 4.6%, compared to the prior year period.

Excluding the impact of the supplemental Medicaid reimbursement, net patient revenue per adjusted admission increased 6.6% for the six months ended March 31, 2008, compared to the prior year period. Excluding the impact of Mesa General, same-facility admissions and adjusted admissions increased 2.0% and 2.4%, respectively, for the six months ended March 31, 2008, compared to the prior year period. Same-facility pricing improvements during the six months ended March 31, 2008, were attributable to mid-single digit increases in managed care reimbursement rates and an increase in overall acuity. Growth in revenue resulting from increased acuity is evidenced by increases in inpatient and outpatient surgeries, including orthopedic and bariatric surgical cases, as well as inpatient psychiatric services.
Net adjustments to estimated third-party payor settlements, also known as prior year contractuals, resulted in an increase in acute care revenue of $930,000 for the six months ended March 31, 2008, compared to a decrease in acute care revenue of $155,000 for the prior year period.
Premium revenue from Health Choice was $258.8 million for the six months ended March 31, 2008, an increase of $42.2 million or 19.5%, compared to $216.6 million in the prior year period. The increase in premium revenue was the result of increases in capitation payment rates and increased membership in our Medicaid product line. This growth was partially offset by slight declines in our Medicare membership resulting from strong competition for these enrollees from national managed care organizations.
Salaries and benefits — Salaries and benefits expense from our hospital operations for the six months ended March 31, 2008 was $323.6 million, or 40.3% of acute care revenue, compared to $258.3 million, or 38.1% of acute care revenue, in the prior year period. The increase in salaries and benefits as a percentage of acute care revenue is primarily the result of: (i) the impact of the supplemental Medicaid reimbursement program on acute care revenue in the prior year period, compared with the current year period; (ii) the implementation of our physician employment strategy in certain markets, primarily our Utah market; (iii) labor-related costs at Mountain Vista, as acute care revenue continues to ramp-up; (iv) an increase in benefit costs associated with a growth in employee medical and pharmacy claims experience; and (v) an increase in nursing orientation costs associated with nurses hired as a result of our relationships with local colleges and universities.
Supplies — Supplies expense from our hospital operations for the six months ended March 31, 2008 was $124.9 million, or 15.6% of acute care revenue, compared to $102.5 million, or 15.1% of acute care revenue, in the prior year period. The increase in supply cost as a percentage of acute care revenue was primarily driven by: (i) the impact of the supplemental Medicaid reimbursement program on acute care revenue in the prior year period, compared with the current year period; and (ii) the acquisitions of Glenwood and Alliance, and the opening of Mountain Vista, each of which have higher supply margins resulting from their service mix. In addition, growth in higher acuity and supply utilization services such as inpatient and outpatient surgeries, including cardiology and orthopedic, has resulted in an increase in our supplies expense as a percentage of acute care revenue.
Medical claims — Medical claims expense before eliminations for Health Choice increased $33.1 million to $219.1 million for the six months ended March 31, 2008, compared to $186.0 million in the prior year period. Medical claims expense represents the amounts paid by Health Choice for health care services provided to its members. Medical claims expense as a percentage of premium revenue was 84.7% for the six months ended March 31, 2008, compared to 85.9% in the prior year period. The improvement in medical claims expense as a percentage of premium revenue was driven by: (i) more favorable claims experience, including continued focus on managing medical costs, such as pharmacy and physician expenses; and (ii) leveraging medical costs against an increase in premium revenue.
Other operating expenses — Other operating expenses from our hospital operations for the six months ended March 31, 2008 were $134.8 million, or 16.8% of acute care revenue, compared to $130.7 million, or 19.3% of acute care revenue, in the prior year period. The decline in other operating expenses as a percentage of acute care revenue was driven by: (i) a reduction of professional fees incurred to provide indigent care services and the impact on acute care revenue related to the deferral of the supplemental Medicaid reimbursement program; (ii) a reduction in the use of purchased services due to changes in service mix; (iii) a decrease in costs related to professional and general liability claims resulting from continued improvements in claims experience; and (iv) reduced qui tam related legal fees and other expenses. Other operating expenses for the six months ended March 31, 2008 and 2007, include $2.6 million and $4.7 million, respectively, in qui tam related legal fees and other expenses.

Provision for bad debts — Provision for bad debts from our hospital operations for the six months ended March 31, 2008 was $85.2 million, or 10.6% of acute care revenue, compared to $65.9 million, or 9.7% of acute care revenue, in the prior year period. The increase in the provision for bad debts as a percentage of acute care revenue is primarily attributable to: (i) the impact of the supplemental Medicaid reimbursement program on acute care revenue in the prior year period, compared with the current year period; (ii) continued growth in self-pay volume and revenue; (iii) an increase in volume of under-insured patients or patient balances after insurance, which are becoming increasingly difficult to collect, often as a result of economic factors beyond our control; and (iv) self-pay accounts associated with the acquired patient accounting system at Glenwood, which we have since converted to our standard patient accounting system. We continue to see the trend of increasing self-pay volume and revenue, as well as an increase in the volume of under-insured, as the primary drivers behind the increase in our provision for bad debts.
Interest expense, net — Interest expense, net of interest income, for the six months ended March 31, 2008 was $42.1 million, compared to $34.2 million in the prior year period. This increase of $7.9 million was primarily due to: (i) a decrease in capitalized interest during the current year period, compared to the prior year period, as it relates primarily to the construction of Mountain Vista; and (ii) increased borrowings under our senior secured credit facilities, which includes the outstanding balance under our delayed draw term loan and use of our revolving credit facility, during the six months ended March 31, 2008, compared to the prior year period. The increased interest expense resulting from additional debt balances was partially mitigated by declining interest rates, as borrowings under our senior secured credit facilities are subject to interest at variable rates. The weighted average interest rate of outstanding borrowings under the senior secured credit facilities was 7.4% for the six months ended March 31, 2008, compared to 7.6% in the prior year period.
Depreciation and amortization — Depreciation and amortization expense for the six months ended March 31, 2008 was $47.6 million, compared to $35.1 million in the prior year period. The increase of $12.5 million was primarily related to depreciation and amortization expense resulting from the acquisitions of Glenwood and Alliance, as well as additions to property and equipment made in connection with assets placed in service at Mountain Vista.
Income tax expense — We recorded a provision for income taxes of $17.2 million, resulting in an effective tax rate of 40.3%, for the six months ended March 31, 2008, compared to $17.9 million, for an effective tax rate of 39.4% in the prior year period. The increase in our effective tax rate was the result of an increase in state taxes and an increase in valuation allowances related to net operating losses in subsidiaries that are not included as part of our consolidated return.
Net earnings — Net earnings decreased $2.1 million to $25.4 million for the six months ended March 31, 2008, compared to $27.5 million in the prior year period. Net earnings for the six months ended March 31, 2008, compared to the prior year period, was impacted by a decline in supplemental Medicaid reimbursement, increased depreciation and amortization expense, and increased interest expense. Additionally, the prior year period included business interruption insurance recoveries received in connection with the temporary closure and disruption of operations at The Medical Center of Southeast Texas, as a result of Hurricane Rita in 2005.
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

As of March 31, 2008, we had $854.0 million in senior secured credit facilities. The $854.0 million senior secured credit facilities include: (i) a senior secured term loan of $439.0 million; (ii) a senior secured delayed draw term loan of $150.0 million; (iii) a senior secured revolving credit facility of $225.0 million, which includes a $100.0 million sub-limit for letters of credit; and (iv) a senior secured synthetic letter of credit facility of $40.0 million. Including our senior secured credit facilities at March 31, 2008, we had available liquidity as follows (in millions):

Available cash	$5.7
Available capacity under our senior secured revolving credit facility	222.4

Net available liquidity at March 31, 2008	$228.1

In addition to our available liquidity, we expect to generate significant operating cash flow in fiscal 2008. We will also utilize proceeds from our financing activities as needed.
Our growth strategy requires significant capital expenditures during fiscal 2008 and future years. We expect our capital expenditures for fiscal 2008 to be $160.0 million to $170.0 million, including the following significant expenditures:
•	$50.0 million to $55.0 million for the two patient tower expansions in Utah;

•	$48.0 million to $52.0 million for other growth and new business projects; and

•	$62.0 million to $65.0 million in replacement or maintenance related projects at our hospitals, including information systems projects.
At March 31, 2008, we had construction and other various projects in progress with an estimated cost to complete and equip over the next three years of approximately $91.6 million. The patient tower expansion projects at two of our Utah hospitals have projected costs totaling approximately $77.0 million to $82.0 million. As of March 31, 2008, we have spent approximately $19.1 million related to these tower projects. Additionally, in connection with the acquisition of Glenwood in January 2007, we have committed to spend $30.0 million for various expansion and renovation projects during our first four years of ownership. We plan to finance our proposed capital expenditures with borrowings under our senior secured credit facilities, with cash generated from operations and with other capital sources that may become available.
At March 31, 2008, amounts outstanding under our senior secured credit facilities consisted of $434.6 million under the term loan and $150.0 million under the delayed draw term loan. We also had $40.0 million and $2.6 million in letters of credit outstanding under the synthetic letter of credit facility and the revolving credit facility, respectively. In addition to amounts outstanding under the senior secured credit facilities, we had $475.0 million aggregate principal amount of 8 3/4% senior subordinated notes due 2014 outstanding at March 31, 2008. For a further discussion of our debt arrangements, see the section below entitled “Debt Instruments.”
On February 1, 2008, our wholly-owned subsidiary, IASIS Glenwood Regional Medical Center, LP, purchased a majority ownership interest in Ouachita Community Hospital, a ten-bed surgical hospital located in West Monroe, Louisiana. The purchase price for the majority ownership interest was approximately $16.8 million, subject to certain post-closing adjustments. This transaction was funded with borrowings under our senior secured credit facilities.
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
Overview of Cash Flow Activities for the Six Months Ended March 31, 2008 and 2007
Our cash flows are summarized as follows (in millions):

	Six Months
	Ended March 31,
	2008	2007
Cash flow from operating activities	$30.5	$79.5
Cash flow from investing activities	(72.3)	(171.9)
Cash flow from financing activities	47.4	(3.0)
Operating Activities
Our primary sources of liquidity are cash flows provided by operations and our senior secured revolving credit facility. The decline in operating cash flows for the six months ended March 31, 2008, compared to the prior year period, is primarily the result of the following factors: (i) the timing of payments related to accounts payable and other accrued expenses, including construction related invoices; (ii) the continued impact of the opening of Mountain Vista, as operations continue to ramp-up; (iii) payments in the current year period to fund our obligation to provide indigent care services under the supplemental Medicaid reimbursement programs in Texas, which was not included in the prior year period; and (iv) the timing of a capitation check at Health Choice associated with the Medicare product line.
At March 31, 2008, we had $137.6 million in net working capital, compared to $75.5 million at September 30, 2007. Net accounts receivable increased $5.7 million from $248.3 million at September 30, 2007 to $254.0 million at March 31, 2008. Our days revenue in accounts receivable at March 31, 2008 were 57, compared to 58 at March 31, 2007. Our same-facility days revenue in accounts receivable at March 31, 2008 were 56.

Investing Activities
Capital expenditures for the six months ended March 31, 2008, were approximately $57.9 million. Significant items included the following:
•	$14.0 million related to the construction of the two patient towers in our Utah market;

•	$4.2 million for various expansion and renovation projects, including equipment, at our San Antonio hospital;

•	$9.5 million in hardware and software related to our advanced clinicals and other information systems projects, including systems integration at Glenwood and Alliance; and

•	$9.2 million for imaging and other diagnostic equipment, including 64-slice CT scanners and cardiac catheterization labs.
Additionally, investing activities for the six months ended March 31, 2008, included $16.8 million associated with the acquisition of Ouachita Community Hospital in West Monroe, Louisiana.
Financing Activities
During the six months ended March 31, 2008, pursuant to the terms of our senior secured credit facilities, we incurred net borrowings of $36.4 million, which included borrowings of $39.0 million under our delayed draw term loan. As of March 31, 2008, the delayed draw term loan has been fully drawn. Additionally, we repaid $2.0 million in capital leases and other debt obligations during the six month ended March 31, 2008.
In connection with the sale of limited partner units at Odessa Regional Medical Center, Jordan Valley Medical Center, Davis Hospital and Medical Center and Salt Lake Regional Medical Center, during the six months ended March 31, 2008, we raised $15.8 million that was received from escrow as of March 31, 2008. Proceeds from the sale of these limited partner units will be used to fund capital expenditure needs at each respective facility.
Debt Instruments
As of March 31, 2008, we had two separate debt arrangements:
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
At March 31, 2008, amounts outstanding under our senior secured credit facilities consisted of $434.6 million under the term loan and $150.0 million under the delayed draw term loan. We also had $40.0 million and $2.6 million in letters of credit outstanding under the synthetic letter of credit facility and the revolving credit facility, respectively. The weighted average interest rate of outstanding borrowings under our senior secured credit facilities was 6.0% for the quarter ended March 31, 2008.
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
$300.0 Million Holdings Senior PIK Loans
On April 27, 2007, IAS borrowed $300.0 million in Holdings Senior Paid-in-Kind (“PIK”) Loans, which mature June 15, 2014. Proceeds were used to repurchase certain preferred equity from the stockholders of IAS. The Holdings Senior PIK Loans bear interest at an annual rate equal to LIBOR plus 5.25%. The Holdings Senior PIK Loans rank behind our existing debt and will convert to cash-pay after five years, at which time accrued interest becomes payable. At March 31, 2008, the outstanding balance of the Holdings Senior PIK Loans was $329.6 million, which includes $29.6 million of interest that has accrued to the principal of these loans since the date of issuance.
Other
As of March 31, 2008, we provided a performance guaranty in the form of a letter of credit in the amount of $20.6 million for the benefit of AHCCCS to support our obligations under the Health Choice contract to provide and pay for healthcare services. The amount of the performance guaranty is based in part upon the membership in the plan and the related capitation revenue paid to us. Additionally, Health Choice maintains a minimum cash balance of $5.0 million.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. At March 31, 2008, we had in place $854.0 million in senior secured credit facilities bearing interest at variable rates at specified margins above either the agent bank’s alternate base rate or its LIBOR rate. The senior secured credit facilities consisted of a $439.0 million, seven-year term loan, a $150.0 million senior secured delayed draw term loan, a $225.0 million, six-year senior secured revolving credit facility, and a $40.0 million senior secured synthetic letter of credit facility. Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates on our consolidated financial position, results of operations or cash flows would not be material. As of March 31, 2008, we had variable rate debt of approximately $584.6 million. Holding other variables constant, including levels of indebtedness, a 0.125% increase in interest rates would have had an estimated impact on pre-tax earnings and cash flows for the next twelve month period of $731,000. We have not taken any action to cover interest rate risk and are not a party to any interest rate market risk management activities.
We have $475.0 million in senior subordinated notes due December 15, 2014, with interest payable semi-annually at the rate of 8 3/4% per annum. At March 31, 2008, the fair market value of the outstanding 8 3/4% notes was $467.9 million, based upon quoted market prices as of that date.

Item 4T. Controls and Procedures
Evaluations of Disclosure Controls and Procedures
Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2008. Based on this evaluation, the principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports.
Changes in Internal Control Over Financial Reporting
During the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II.
OTHER INFORMATION
Item 1. Legal Proceedings
On March 31, 2008, the District Court dismissed with prejudice the qui tam complaint against IAS, our parent company. The qui tam action sought monetary damages and civil penalties under the FCA and included allegations that certain business practices related to physician relationships and the medical necessity of certain procedures resulted in the submission of claims for reimbursement in violation of the FCA. The case dates back three years to March 2005 and became the subject of a subpoena by the OIG in September 2005. In August 2007, the case was unsealed and became a private lawsuit after the Department of Justice declined to intervene. The United States District Judge dismissed the case from the bench at the conclusion of oral arguments on IAS’ motion to dismiss. On April 21, 2008, the court issued a written order dismissing the case with prejudice and entering formal judgment for IAS.
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
We May Incur Material Fees, Costs and Expenses In Connection With An Appeal of the Court Order Dismissing With Prejudice the Qui Tam Action And Investigation of IAS.
On March 31, 2008, the District Court dismissed with prejudice the qui tam complaint against IAS, our parent company. The qui tam action sought monetary damages and civil penalties under the FCA and included allegations that certain business practices related to physician relationships and the medical necessity of certain procedures resulted in the submission of claims for reimbursement in violation of the FCA. The case dates back three years to March 2005 and became the subject of a subpoena by the OIG in September 2005. In August 2007, the case was unsealed and became a private lawsuit after the Department of Justice declined to intervene. The United States District Judge dismissed the case from the bench at the conclusion of oral arguments on IAS’ motion to dismiss. On April 21, 2008, the court issued a written order dismissing the case with prejudice and entering formal judgment for IAS. If an appeal of the order dismissing the qui tam action with prejudice was to be resolved in a manner unfavorable to us, it could have a material adverse effect on our business, financial condition and results of operations, including exclusion from the Medicare and Medicaid programs. In addition, we may incur material fees, costs and expenses in connection with an appeal of the court order dismissing with prejudice the qui tam litigation.
Item 6. Exhibits
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

IASIS HEALTHCARE LLC
Date: May 9, 2008	By:	/s/ John M. Doyle
John M. Doyle
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 15d–14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.