Form 10-Q
period 2008-06-30
IASIS Healthcare LLC
filed 2008-08-13
CIK 1294632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of August 13, 2008, 100% of the registrant’s common interests outstanding (all of which are privately owned and are not traded on any public market) were owned by IASIS Healthcare Corporation, its sole member.

i

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements
IASIS HEALTHCARE LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	June 30,	September 30,
	2008	2007
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,334	$—
Accounts receivable, less allowance for doubtful accounts of $105,400 and $97,800 at June 30, 2008 and September 30, 2007, respectively	245,662	248,281
Inventories	46,062	43,697
Deferred income taxes	32,580	29,629
Prepaid expenses and other current assets	77,143	45,023

Total current assets	402,781	366,630

Property and equipment, net	989,272	980,437
Goodwill	779,445	756,593
Other intangible assets, net	33,750	36,000
Other assets, net	42,089	46,762

Total assets	$2,247,337	$2,186,422

LIABILITIES AND MEMBER’S EQUITY

Current liabilities:
Accounts payable	$70,070	$98,488
Salaries and benefits payable	38,348	40,124
Accrued interest payable	1,954	18,865
Medical claims payable	90,432	81,309
Other accrued expenses and other current liabilities	51,134	44,276
Current portion of long-term debt and capital lease obligations	6,854	8,036

Total current liabilities	258,792	291,098

Long-term debt and capital lease obligations	1,062,214	1,023,621
Deferred income taxes	94,619	93,402
Other long-term liabilities	51,611	50,831
Minority interests	52,851	35,956

Member’s equity	727,250	691,514

Total liabilities and member’s equity	$2,247,337	$2,186,422

See accompanying notes.

IASIS HEALTHCARE LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands)

	Quarter Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net revenue:
Acute care revenue	$390,538	$337,347	$1,149,295	$963,872
Premium revenue	142,022	113,371	400,822	329,949

Total net revenue	532,560	450,718	1,550,117	1,293,821

Costs and expenses:
Salaries and benefits	159,689	140,583	475,323	388,939
Supplies	59,907	50,695	177,124	143,107
Medical claims	119,190	95,116	333,652	277,515
Other operating expenses	75,124	71,285	209,117	198,413
Provision for bad debts	40,032	32,267	120,839	94,843
Rentals and leases	9,277	7,479	27,198	22,959
Interest expense, net	17,616	17,203	58,460	50,153
Depreciation and amortization	24,704	19,196	71,143	53,163
Management fees	994	721	2,606	2,024
Loss on extinguishment of debt	—	6,229	—	6,229
Business interruption insurance recoveries	—	(1,525)	—	(3,443)

Total costs and expenses	506,533	439,249	1,475,462	1,233,902

Earnings from continuing operations before gain (loss) on disposal of assets, minority interests and income taxes	26,027	11,469	74,655	59,919
Gain (loss) on disposal of assets, net	(39)	70	20	(1,237)
Minority interests	(1,239)	(1,308)	(3,108)	(4,162)

Earnings from continuing operations before income taxes	24,749	10,231	71,567	54,520
Income tax expense	9,979	3,408	28,731	20,899

Net earnings from continuing operations	14,770	6,823	42,836	33,621
Earnings (loss) from discontinued operations, net of income taxes	(4,406)	(515)	(7,041)	225

Net earnings	$10,364	$6,308	$35,795	$33,846

See accompanying notes.

IASIS HEALTHCARE LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Nine Months Ended
	June 30,
	2008	2007
Cash flows from operating activities
Net earnings	$35,795	$33,846
Adjustments to reconcile net earnings to net cash provided by operating activities:
Loss (earnings) from discontinued operations	7,041	(225)
Depreciation and amortization	71,143	53,163
Amortization of loan costs	2,173	2,227
Minority interests	3,108	4,162
Deferred income taxes	11,588	17,212
Loss (gain) on disposal of assets, net	(20)	1,237
Loss on extinguishment of debt	—	5,091
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	(967)	(30,961)
Inventories, prepaid expenses and other current assets	(34,117)	(11,280)
Accounts payable, other accrued expenses and other accrued liabilities	(36,449)	1,997

Net cash provided by operating activities — continuing operations	59,295	76,469
Net cash provided by (used in) operating activities — discontinued operations	(125)	2,570

Net cash provided by operating activities	59,170	79,039

Cash flows from investing activities
Purchases of property and equipment, net	(87,705)	(149,894)
Cash paid for acquisitions, net	(16,668)	(139,832)
Proceeds from sale of assets	353	986
Change in other assets, net	2,869	4,085

Net cash used in investing activities — continuing operations	(101,151)	(284,655)
Net cash used in investing activities — discontinued operations	(899)	(601)

Net cash used in investing activities	(102,050)	(285,256)

Cash flows from financing activities
Payment of debt and capital lease obligations	(304,587)	(610,804)
Proceeds from debt borrowings	337,200	740,300
Debt financing costs incurred	—	(7,890)
Distribution to parent for debt financing costs	—	(6,586)
Distribution of minority interests	(3,743)	(3,387)
Proceeds from sale of partnership interests	15,648	4

Net cash provided by financing activities — continuing operations	44,518	111,637
Net cash used in financing activities — discontinued operations	(304)	(359)

Net cash provided by financing activities	44,214	111,278

Change in cash and cash equivalents	1,334	(94,939)
Cash and cash equivalents at beginning of period	—	95,415

Cash and cash equivalents at end of period	$1,334	$476

Supplemental disclosure of cash flow information
Cash paid for interest	$75,911	$70,140

Cash paid (received) for income taxes, net	$(3,286)	$7,254

Cash paid in loss on extinguishment of debt	$—	$1,138

See accompanying notes.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. ORGANIZATION AND BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements as of and for the quarters and nine months ended June 30, 2008 and 2007, reflect the financial position, results of operations and cash flows of IASIS Healthcare LLC (“IASIS” or the “Company”). The Company’s sole member and parent company is IASIS Healthcare Corporation (“Holdings” or “IAS”).
IASIS owns and operates medium-sized acute care hospitals in high-growth urban and suburban markets. At June 30, 2008, the Company owned or leased 15 acute care hospital facilities and one behavioral health hospital facility, with a total of 2,644 beds in service, located in six regions:
•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	Tampa-St. Petersburg, Florida;

•	three cities in Texas, including San Antonio;

•	Las Vegas, Nevada; and

•	West Monroe, Louisiana.
The Company also owns and operates a Medicaid and Medicare managed health plan in Phoenix called Health Choice Arizona, Inc. (“Health Choice” or the “Plan”).
The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated balance sheet of the Company at September 30, 2007, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
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
Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no impact on the Company’s total assets, liabilities, or member’s equity. The Company adjusted its condensed consolidated statements of operations for the quarter and nine months ended June 30, 2007, and its condensed consolidated statement of cash flows for the nine months ended June 30, 2007, to reflect the operations and cash flows of Mesa General Hospital (“Mesa General”) and Biltmore Surgery Center (“Biltmore”) as discontinued operations. See Note 3 for further discussion of discontinued operations.
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
The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include the IASIS corporate office costs, which were $10.2 million and $16.3 million for the quarters ended June 30, 2008 and 2007, respectively, and $30.9 million and $40.3 million for the nine months ended June 30, 2008 and 2007, respectively.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
2. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
Long-term debt and capital lease obligations consist of the following (in thousands):

	June 30,	September 30,
	2008	2007

Senior secured credit facilities	$583,513	$547,805
Senior subordinated notes	475,000	475,000
Capital lease and other obligations	10,555	8,852

	1,069,068	1,031,657
Less current maturities	6,854	8,036

	$1,062,214	$1,023,621

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
Principal under the senior secured term loan is due in 24 consecutive equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount ($439.0 million) during the first six years thereof, with the balance payable in four equal installments in year seven. Principal under the senior secured delayed draw term loan is due in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount ($150.0 million), beginning with the quarter ending September 30, 2008, and continuing until March 31, 2013, with the balance payable in four equal installments during the final year of the loan. Unless terminated earlier, the senior secured revolving credit facility has a single maturity of six years. The senior secured credit facilities are also subject to mandatory prepayment under specific circumstances, including a portion of excess cash flow, a portion of the net proceeds from an initial public offering, asset sales, debt issuances and specified casualty events, each subject to various exceptions.
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
At June 30, 2008, amounts outstanding under the Company’s senior secured credit facilities consisted of $433.5 million under the term loan and $150.0 million under the delayed draw term loan. In addition, the Company had $40.0 million and $2.4 million in letters of credit outstanding under the synthetic letter of credit facility and the revolving credit facility, respectively. The weighted average interest rate of outstanding borrowings under the senior secured credit facilities was 4.8% and 6.0% for the quarter and nine months ended June 30, 2008, respectively.

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
$300.0 Million Holdings Senior Paid-in-Kind Loans
In fiscal 2007, IAS issued $300.0 million in Holdings Senior Paid-in-Kind (“PIK”) Loans, which were used to repurchase certain preferred equity from its stockholders. The $300.0 million Holdings Senior PIK Loans mature June 15, 2014, and bear interest at an annual rate equal to LIBOR plus 5.25%. The Holdings Senior PIK Loans rank behind the Company’s existing debt and will convert to cash-pay after five years, at which time accrued interest becomes payable. At June 30, 2008, the outstanding balance of the Holdings Senior PIK Loans was $336.5 million, which includes $36.5 million of interest that has accrued to the principal of these loans since the date of issuance.
3. DISCONTINUED OPERATIONS
The Company’s lease agreements to operate Mesa General, located in Mesa, Arizona, and Biltmore, located in Phoenix, Arizona, expire by their terms on July 31, 2008 and September 30, 2008, respectively. The Company discontinued services at Mesa General on May 31, 2008, and Biltmore on April 30, 2008. The operating results of Mesa General and Biltmore are classified in the Company’s unaudited condensed consolidated financial statements as discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The following table sets forth the components of discontinued operations for the quarters and nine months ended June 30, 2008 and 2007, respectively, (in thousands):

	Quarter Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Total net revenue	$10,802	$21,013	$50,419	$69,613

Operating expenses	16,790	21,832	60,606	69,245
Loss on disposal of assets	1,106	—	1,106	—
Income tax expense (benefit)	(2,688)	(304)	(4,252)	143

Earnings (loss) from discontinued operations, net of income taxes	$(4,406)	$(515)	$(7,041)	$225

The Company allocated to discontinued operations interest expense of $617,000 for the quarters ended June 30, 2008 and 2007, and $1.9 million for the nine months ended June 30, 2008 and 2007. The allocation of interest expense to discontinued operations was based on the ratio of disposed net assets of Mesa General and Biltmore to the sum of total net assets of the Company plus the Company’s total outstanding debt.
Income taxes allocated to the discontinued operations resulted in related effective tax rates of 37.9% and 37.1% for the quarters ended June 30, 2008 and 2007, respectively, and 37.7% and 38.9% for the nine months ended June 30, 2008 and 2007, respectively.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
4. ACQUISITIONS
Effective February 1, 2008, IASIS Glenwood Regional Medical Center, LP, a wholly-owned subsidiary of the Company, purchased a majority ownership interest in Ouachita Community Hospital, a ten-bed surgical hospital located in West Monroe, Louisiana. The purchase price for the majority ownership interest was approximately $16.8 million.
5. MINIMUM REVENUE GUARANTEES
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
The Company records an asset for the estimated fair value of the minimum revenue guarantees and amortizes the asset from the beginning of the guarantee payment period through the end of the agreement. At June 30, 2008 and September 30, 2007, the Company had liabilities for these minimum revenue guarantees totaling $5.4 million and $7.7 million, respectively.
At June 30, 2008, the maximum amount of all minimum revenue guarantees that could be paid prospectively was $14.4 million.
6. INCOME TAXES
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
FIN 48 permits interest and penalties on underpayments of income taxes to be classified as interest expense, income tax expense, or another appropriate expense classification based on the accounting election of the company. The Company’s policy is to classify interest and penalties as a component of income tax expense. Interest expense totaling $46,000 and $85,000 (net of related tax benefits) is included in income tax expense for the quarter and nine months ended June 30, 2008, respectively.
As of June 30, 2008, the liability for unrecognized tax benefits included in the accompanying unaudited condensed consolidated balance sheet was $10.1 million, including accrued interest of $214,000. An additional $5.7 million of unrecognized tax benefits are reflected as a reduction to deferred tax assets for federal and state net operating losses generated by uncertain tax deductions as of June 30, 2008. Of the total unrecognized tax benefits at June 30, 2008, approximately $2.7 million (net of the tax benefit on state taxes and interest) represents the amount of unrecognized tax and interest that, if recognized, would favorably impact the Company’s effective income tax rate.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
In fiscal 2008, the Appeals Office of the IRS concluded its review of proposed adjustments to the Company’s federal income tax return for the year ended September 30, 2004. The IRS agreed that no adjustment was necessary for the issues appealed by the Company. The settlement resulted in a decrease to the liability for unrecognized tax benefits of $250,000, and a decrease to the unrecognized tax benefits shown as an offset to net operating loss deferred tax assets of $3.5 million. The recognition of these tax benefits resulted in a $3.8 million reduction to goodwill.
As of June 30, 2008, the IRS is examining the Company’s corporate tax returns for the years ended September 30, 2005 and 2006, and one of its partnership’s income tax returns for the year ended September 30, 2005. The Company’s tax years 2005 through 2007 remain open to additional examinations by U.S. federal and state taxing authorities. It is reasonably possible that unrecognized tax benefits could significantly increase or decrease within the next twelve months depending on the outcome of taxing authority examinations. However, the Company is currently unable to estimate the range of any possible change.
7. CONTINGENCIES
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
Professional, General and Workers’ Compensation Liability Risks
The Company is subject to claims and legal actions in the ordinary course of business, including professional and general claims relating to patient treatment and personal injuries. To cover these types of claims, the Company maintains liability insurance in excess of self-insured retentions through a commercial insurance carrier in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is currently not a party to any such proceedings that, in the Company’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company expenses an estimate of the costs it expects to incur under the self-insured retention exposure for professional and general liability claims using historical claims data, demographic factors, severity factors, current incident logs and other actuarial analysis. At June 30, 2008 and September 30, 2007, the Company’s professional and general liability accrual for asserted and unasserted claims totaled $36.8 million and $38.5 million, respectively. The semi-annual valuations from the Company’s independent actuary for professional and general liability losses resulted in a change in related estimates for prior periods which decreased professional and general liability expense by $3.9 million and $3.8 million during the nine months ended June 30, 2008 and 2007, respectively.
The Company is subject to claims and legal actions in the ordinary course of business relative to workers’ compensation and other labor and employment matters. To cover these types of claims, the Company maintains workers’ compensation insurance coverage with a self-insured retention. The Company accrues costs of workers’ compensation claims based upon estimates derived from its claims experience. The semi-annual valuations from the Company’s independent actuary for workers’ compensation losses resulted in a change in related estimates for prior periods which increased workers’ compensation expense by $803,000 during the nine months ended June 30, 2008, and decreased workers’ compensation expense by $648,000 during the same prior year period.
Health Choice
Health Choice has entered into capitated contracts whereby the Plan provides healthcare services in exchange for fixed periodic and supplemental payments from the Arizona Health Care Cost Containment System (“AHCCCS”) and the Centers for Medicare & Medicaid Services (“CMS”). These services are provided regardless of the actual costs incurred to provide these services. The Company receives reinsurance and other supplemental payments from AHCCCS to cover certain costs of healthcare services that exceed certain thresholds. The Company believes the capitated payments, together with reinsurance and other supplemental payments are sufficient to pay for the services Health Choice is obligated to deliver. As of June 30, 2008, the Company has provided a performance guaranty in the form of a letter of credit in the amount of $20.6 million for the benefit of AHCCCS to support its obligations under the Health Choice contract to provide and pay for the healthcare services. The amount of the performance guaranty is generally based in part upon the membership in the Plan and the related capitation revenue paid to Health Choice. Additionally, Health Choice maintains a minimum cash balance of $5.0 million.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Health Choice’s current contract with AHCCCS expires September 30, 2008. On May 14, 2008, the Company announced Health Choice was awarded a new contract with AHCCCS that provides for a three-year term commencing October 1, 2008, with AHCCCS having the option to renew for two additional one-year periods. The new contract covers Medicaid members in the following Arizona counties: Apache, Coconino, Maricopa, Mohave, Navajo and Pima counties, which are covered by Health Choice’s existing contract, as well as Yuma, La Paz and Santa Cruz counties, which are new counties awarded in the recent bid process.
Capital Expenditure Commitments
At June 30, 2008, the Company is expanding and renovating some of its existing facilities to more effectively deliver patient care and provide a greater variety of services. The Company has incurred approximately $42.6 million in costs toward uncompleted projects as of June 30, 2008, which is included in property and equipment in the accompanying unaudited condensed consolidated balance sheet. At June 30, 2008, the Company had various construction and other projects in progress with an estimated additional cost to complete and equip of approximately $75.2 million, including patient tower expansions at Jordan Valley Medical Center and Davis Hospital and Medical Center, two of the Company’s Utah hospitals. Additionally, in connection with the acquisition of Glenwood Regional Medical Center in January 2007, the Company committed to spend $30.0 million for various expansion and renovation projects during the first four years of ownership. As of June 30, 2008, the Company has spent approximately $7.0 million towards this commitment.
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
The case dates back three years to March 2005 and became the subject of a subpoena by the Office of Inspector General (the “OIG”) in September 2005. In August 2007, the case was unsealed and became a private lawsuit after the Department of Justice declined to intervene. The United States District Judge dismissed the case from the bench at the conclusion of oral arguments on IAS’ motion to dismiss. On April 21, 2008, the court issued a written order dismissing the case with prejudice and entering formal judgment for IAS. On May 7, 2008, the qui tam relator’s counsel filed a Notice of Appeal to the United States Court of Appeals for the Ninth Circuit to appeal the District Court’s dismissal of the case. On May 21, 2008, IAS filed a Notice of Cross-Appeal to the United States Court of Appeals for the Ninth Circuit from a portion of the April 21, 2008 Order and, on July 21, 2008, IAS filed a Motion to Disqualify relator’s counsel related to their misappropriation of information subject to a claim of attorney-client privilege by IAS. Currently, the appeals process is expected to take 18 to 24 months to complete.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
8. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure certain financial instruments and other items at fair value at specified election dates. The Company does not anticipate a material impact on its results of operations or financial position from the adoption of SFAS 159.
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
9. SEGMENT AND GEOGRAPHIC INFORMATION
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

	For the Quarter Ended June 30, 2008
	Acute Care	Health Choice	Eliminations	Consolidated

Acute care revenue	$390,538	$—	$—	$390,538
Premium revenue	—	142,022	—	142,022
Revenue between segments	2,591	—	(2,591)	—

Net revenue	393,129	142,022	(2,591)	532,560

Salaries and benefits	155,221	4,468	—	159,689
Supplies	59,847	60	—	59,907
Medical claims	—	121,781	(2,591)	119,190
Other operating expenses	70,490	4,634	—	75,124
Provision for bad debts	40,032	—	—	40,032
Rentals and leases	8,964	313	—	9,277

Adjusted EBITDA(1)	58,575	10,766	—	69,341

Interest expense, net	17,616	—	—	17,616
Depreciation and amortization	23,780	924	—	24,704
Management fees	994	—	—	994

Earnings from continuing operations before loss on disposal of assets, minority interests and income taxes	16,185	9,842	—	26,027

Loss on disposal of assets, net	(39)	—	—	(39)
Minority interests	(1,239)	—	—	(1,239)

Earnings from continuing operations before income taxes	$14,907	$9,842	$—	$24,749

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the Quarter Ended June 30, 2007
	Acute Care	Health Choice	Eliminations	Consolidated

Acute care revenue	$337,347	$—	$—	$337,347
Premium revenue	—	113,371	—	113,371
Revenue between segments	1,826	—	(1,826)	—

Net revenue	339,173	113,371	(1,826)	450,718

Salaries and benefits	136,730	3,853	—	140,583
Supplies	50,636	59	—	50,695
Medical claims	—	96,942	(1,826)	95,116
Other operating expenses	67,398	3,887	—	71,285
Provision for bad debts	32,267	—	—	32,267
Rentals and leases	7,139	340	—	7,479
Business interruption insurance recoveries	(1,525)	—	—	(1,525)

Adjusted EBITDA(1)	46,528	8,290	—	54,818

Interest expense, net	17,203	—	—	17,203
Depreciation and amortization	18,307	889	—	19,196
Loss on extinguishment of debt	6,229	—	—	6,229
Management fees	721	—	—	721

Earnings from continuing operations before gain on disposal of assets, minority interests and income taxes	4,068	7,401	—	11,469

Gain on disposal of assets, net	70	—	—	70
Minority interests	(1,308)	—	—	(1,308)

Earnings from continuing operations before income taxes	$2,830	$7,401	$—	$10,231

(1)
Adjusted EBITDA represents net earnings from continuing operations before interest expense, income tax expense, depreciation and amortization, gain (loss) on disposal of assets, loss on extinguishment of debt, minority interests and management fees. Management fees represent monitoring and advisory fees paid to TPG, the Company’s majority financial sponsor, and certain other members of IASIS Investment LLC, sole shareholder of IAS. Management routinely calculates and communicates adjusted EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within the healthcare industry to evaluate hospital performance, allocate resources and measure leverage capacity and debt service ability. In addition, the Company uses adjusted EBITDA as a measure of performance for its business segments and for incentive compensation purposes. Adjusted EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net earnings, cash flows generated by operating, investing, or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Adjusted EBITDA, as presented, differs from what is defined under the Company’s senior secured credit facilities and may not be comparable to similarly titled measures of other companies.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the Nine Months Ended June 30, 2008
	Acute Care	Health Choice	Eliminations	Consolidated

Acute care revenue	$1,149,295	$—	$—	$1,149,295
Premium revenue	—	400,822	—	400,822
Revenue between segments	7,270	—	(7,270)	—

Net revenue	1,156,565	400,822	(7,270)	1,550,117

Salaries and benefits	462,479	12,844	—	475,323
Supplies	176,943	181	—	177,124
Medical claims	—	340,922	(7,270)	333,652
Other operating expenses	195,672	13,445	—	209,117
Provision for bad debts	120,839	—	—	120,839
Rentals and leases	26,311	887	—	27,198

Adjusted EBITDA(1)	174,321	32,543	—	206,864

Interest expense, net	58,460	—	—	58,460
Depreciation and amortization	68,425	2,718	—	71,143
Management fees	2,606	—	—	2,606

Earnings from continuing operations before gain on disposal of assets, minority interests and income taxes	44,830	29,825	—	74,655

Gain on disposal of assets, net	20	—	—	20
Minority interests	(3,108)	—	—	(3,108)

Earnings from continuing operations before income taxes	$41,742	$29,825	$—	$71,567

Segment assets	$2,068,423	$178,914		$2,247,337

Capital expenditures – continuing operations	$87,425	$280		$87,705

Goodwill	$773,688	$5,757		$779,445

	For the Nine Months Ended June 30, 2007
	Acute Care	Health Choice	Eliminations	Consolidated

Acute care revenue	$963,872	$—	$—	$963,872
Premium revenue	—	329,949	—	329,949
Revenue between segments	5,431	—	(5,431)	—

Net revenue	969,303	329,949	(5,431)	1,293,821

Salaries and benefits	378,051	10,888	—	388,939
Supplies	142,880	227	—	143,107
Medical claims	—	282,946	(5,431)	277,515
Other operating expenses	186,929	11,484	—	198,413
Provision for bad debts	94,843	—	—	94,843
Rentals and leases	22,093	866	—	22,959
Business interruption insurance recoveries	(3,443)	—	—	(3,443)

Adjusted EBITDA(1)	147,950	23,538	—	171,488

Interest expense, net	50,153	—	—	50,153
Depreciation and amortization	50,499	2,664	—	53,163
Loss on extinguishment of debt	6,229	—	—	6,229
Management fees	2,024	—	—	2,024

Earnings from continuing operations before loss on disposal of assets, minority interests and income taxes	39,045	20,874	—	59,919

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the Nine Months Ended June 30, 2007
	Acute Care	Health Choice	Eliminations	Consolidated

Loss on disposal of assets, net	(1,237)	—	—	(1,237)
Minority interests	(4,162)	—	—	(4,162)

Earnings from continuing operations before income taxes	$33,646	$20,874	$—	$54,520

Segment assets	$1,993,320	$147,210		$2,140,530

Capital expenditures – continuing operations	$149,563	$331		$149,894

Goodwill	$750,722	$5,757		$756,479

(1)
Adjusted EBITDA represents net earnings from continuing operations before interest expense, income tax expense, depreciation and amortization, gain (loss) on disposal of assets, loss on extinguishment of debt, minority interests and management fees. Management fees represent monitoring and advisory fees paid to TPG, the Company’s majority financial sponsor, and certain other members of IASIS Investment LLC, sole shareholder of IAS. Management routinely calculates and communicates adjusted EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within the healthcare industry to evaluate hospital performance, allocate resources and measure leverage capacity and debt service ability. In addition, the Company uses adjusted EBITDA as a measure of performance for its business segments and for incentive compensation purposes. Adjusted EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net earnings, cash flows generated by operating, investing, or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Adjusted EBITDA, as presented, differs from what is defined under the Company’s senior secured credit facilities and may not be comparable to similarly titled measures of other companies.

10. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
The 8 3/4% notes described in Note 2 are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s existing domestic subsidiaries, other than non-guarantor subsidiaries which include Health Choice and the Company’s non-wholly owned subsidiaries.
Effective February 1, 2008, Salt Lake Regional Medical Center, LP (“Salt Lake”) sold limited partner units representing, in the aggregate, a 2.2% ownership interest in Salt Lake. As a result, the Company’s ownership interest in Salt Lake was reduced to 97.8%. Salt Lake is included in the condensed consolidating financial statements as a subsidiary non-guarantor.
Condensed consolidating balance sheets at June 30, 2008 and September 30, 2007, condensed consolidating statements of operations for the quarters and nine months ended June 30, 2008 and 2007, and condensed consolidating statements of cash flows for the nine months ended June 30, 2008 and 2007, for the Company, segregating the parent company issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, are found below. Prior year amounts have been reclassified to conform to the current year presentation.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Balance Sheet (unaudited)
June 30, 2008
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$1,046	$288	$—	$1,334
Accounts receivable, net	—	113,149	132,513	—	245,662
Inventories	—	20,356	25,706	—	46,062
Deferred income taxes	32,580	—	—	—	32,580
Prepaid expenses and other current assets	—	24,247	52,896	—	77,143

Total current assets	32,580	158,798	211,403	—	402,781

Property and equipment, net	—	364,789	624,483	—	989,272
Intercompany	—	(184,568)	184,568	—	—
Net investment in and advances to subsidiaries	1,650,768	—	—	(1,650,768)	—
Goodwill	18,004	128,581	632,860	—	779,445
Other intangible assets, net	—	—	33,750	—	33,750
Other assets, net	18,950	18,328	4,811	—	42,089

Total assets	$1,720,302	$485,928	$1,691,875	$(1,650,768)	$2,247,337

Liabilities and Member’s Equity
Current liabilities:
Accounts payable	$—	$30,478	$39,592	$—	$70,070
Salaries and benefits payable	—	19,447	18,901	—	38,348
Accrued interest payable	1,954	(2,977)	2,977	—	1,954
Medical claims payable	—	—	90,432	—	90,432
Other accrued expenses and other current liabilities	—	42,997	8,137	—	51,134
Current portion of long-term debt and capital lease obligations	4,542	2,312	15,343	(15,343)	6,854

Total current liabilities	6,496	92,257	175,382	(15,343)	258,792

Long-term debt and capital lease obligations	1,054,123	8,091	591,713	(591,713)	1,062,214
Deferred income taxes	94,619	—	—	—	94,619
Other long-term liabilities	—	50,952	659	—	51,611
Minority interests	—	52,851	—	—	52,851

Total liabilities	1,155,238	204,151	767,754	(607,056)	1,520,087

Member’s equity	565,064	281,777	924,121	(1,043,712)	727,250

Total liabilities and member’s equity	$1,720,302	$485,928	$1,691,875	$(1,650,768)	$2,247,337

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

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
For the Quarter Ended June 30, 2008 (unaudited)
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net revenue:
Acute care revenue	$—	$162,987	$230,142	$(2,591)	$390,538
Premium revenue	—	—	142,022	—	142,022

Total net revenue	—	162,987	372,164	(2,591)	532,560

Costs and expenses:
Salaries and benefits	—	81,659	78,030	—	159,689
Supplies	—	26,724	33,183	—	59,907
Medical claims	—	—	121,781	(2,591)	119,190
Other operating expenses	—	28,833	46,291	—	75,124
Provision for bad debts	—	18,749	21,283	—	40,032
Rentals and leases	—	3,750	5,527	—	9,277
Interest expense, net	17,616	—	13,786	(13,786)	17,616
Depreciation and amortization	—	10,829	13,875	—	24,704
Management fees	994	(5,056)	5,056	—	994
Equity in earnings of affiliates	(23,337)	—	—	23,337	—

Total costs and expenses	(4,727)	165,488	338,812	6,960	506,533

Earnings (loss) from continuing operations before gain (loss) on disposal of assets, minority interests and income taxes	4,727	(2,501)	33,352	(9,551)	26,027
Gain (loss) on disposal of assets, net	—	(49)	10	—	(39)
Minority interests	—	(1,239)	—	—	(1,239)

Earnings (loss) from continuing operations before income taxes	4,727	(3,789)	33,362	(9,551)	24,749
Income tax expense	9,979	—	—	—	9,979

Net earnings (loss) from continuing operations	(5,252)	(3,789)	33,362	(9,551)	14,770
Earnings (loss) from discontinued operations, net of income taxes	1,830	(5,134)	(1,102)	—	(4,406)

Net earnings (loss)	$(3,422)	$(8,923)	$32,260	$(9,551)	$10,364

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
For the Quarter Ended June 30, 2007 (unaudited)
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net revenue:
Acute care revenue	$—	$151,816	$187,357	$(1,826)	$337,347
Premium revenue	—	—	113,371	—	113,371

Total net revenue	—	151,816	300,728	(1,826)	450,718

Costs and expenses:
Salaries and benefits	—	77,531	63,052	—	140,583
Supplies	—	25,736	24,959	—	50,695
Medical claims	—	—	96,942	(1,826)	95,116
Other operating expenses	—	31,482	39,803	—	71,285
Provision for bad debts	—	16,758	15,509	—	32,267
Rentals and leases	—	2,703	4,776	—	7,479
Interest expense, net	17,203	—	6,688	(6,688)	17,203
Depreciation and amortization	—	10,275	8,921	—	19,196
Management fees	721	(4,224)	4,224	—	721
Loss on extinguishment of debt	6,229	—	—	—	6,229
Business interruption insurance recoveries	—	—	(1,525)	—	(1,525)
Equity in earnings of affiliates	(27,753)	—	—	27,753	—

Total costs and expenses	(3,600)	160,261	263,349	19,239	439,249

Earnings (loss) from continuing operations before gain (loss) on disposal of assets, minority interests and income taxes	3,600	(8,445)	37,379	(21,065)	11,469
Gain (loss) on disposal of assets, net	—	(22)	92	—	70
Minority interests	—	(1,308)	—	—	(1,308)

Earnings (loss) from continuing operations before income taxes	3,600	(9,775)	37,471	(21,065)	10,231
Income tax expense	3,408	—	—	—	3,408

Net earnings (loss) from continuing operations	192	(9,775)	37,471	(21,065)	6,823
Earnings (loss) from discontinued operations, net of income taxes	(572)	942	(885)	—	(515)

Net earnings (loss)	$(380)	$(8,833)	$36,586	$(21,065)	$6,308

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
For the Nine Months Ended June 30, 2008 (unaudited)
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net revenue:
Acute care revenue	$—	$486,729	$669,836	$(7,270)	$1,149,295
Premium revenue	—	—	400,822	—	400,822

Total net revenue	—	486,729	1,070,658	(7,270)	1,550,117

Costs and expenses:
Salaries and benefits	—	240,981	234,342	—	475,323
Supplies	—	80,404	96,720	—	177,124
Medical claims	—	—	340,922	(7,270)	333,652
Other operating expenses	—	81,244	127,873	—	209,117
Provision for bad debts	—	61,451	59,388	—	120,839
Rentals and leases	—	10,977	16,221	—	27,198
Interest expense, net	58,460	—	40,976	(40,976)	58,460
Depreciation and amortization	—	31,217	39,926	—	71,143
Management fees	2,606	(14,578)	14,578	—	2,606
Equity in earnings of affiliates	(82,596)	—	—	82,596	—

Total costs and expenses	(21,530)	491,696	970,946	34,350	1,475,462

Earnings (loss) from continuing operations before gain on disposal of assets, minority interests and income taxes	21,530	(4,967)	99,712	(41,620)	74,655
Gain on disposal of assets, net	—	19	1	—	20
Minority interests	—	(3,108)	—	—	(3,108)

Earnings (loss) from continuing operations before income taxes	21,530	(8,056)	99,713	(41,620)	71,567
Income tax expense	28,731	—	—	—	28,731

Net earnings (loss) from continuing operations	(7,201)	(8,056)	99,713	(41,620)	42,836
Earnings (loss) from discontinued operations, net of income taxes	2,020	(6,006)	(3,055)	—	(7,041)

Net earnings (loss)	$(5,181)	$(14,062)	$96,658	$(41,620)	$35,795

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
For the Nine Months Ended June 30, 2007 (unaudited)
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net revenue:
Acute care revenue	$—	$422,972	$546,331	$(5,431)	$963,872
Premium revenue	—	—	329,949	—	329,949

Total net revenue	—	422,972	876,280	(5,431)	1,293,821

Costs and expenses:
Salaries and benefits	—	208,621	180,318	—	388,939
Supplies	—	71,833	71,274	—	143,107
Medical claims	—	—	282,946	(5,431)	277,515
Other operating expenses	—	83,005	115,408	—	198,413
Provision for bad debts	—	51,400	43,443	—	94,843
Rentals and leases	—	8,523	14,436	—	22,959
Interest expense, net	50,153	—	20,487	(20,487)	50,153
Depreciation and amortization	—	27,469	25,694	—	53,163
Management fees	2,024	(11,721)	11,721	—	2,024
Loss on extinguishment of debt	6,229	—	—	—	6,229
Business interruption insurance recoveries	—	—	(3,443)	—	(3,443)
Equity in earnings of affiliates	(95,637)	—	—	95,637	—

Total costs and expenses	(37,231)	439,130	762,284	69,719	1,233,902

Earnings (loss) from continuing operations before loss on disposal of assets, minority interests and income taxes	37,231	(16,158)	113,996	(75,150)	59,919
Loss on disposal of assets, net	—	(813)	(424)	—	(1,237)
Minority interests	—	(4,162)	—	—	(4,162)

Earnings (loss) from continuing operations before income taxes	37,231	(21,133)	113,572	(75,150)	54,520
Income tax expense	20,899	—	—	—	20,899

Net earnings (loss) from continuing operations	16,332	(21,133)	113,572	(75,150)	33,621
Earnings (loss) from discontinued operations, net of income taxes	(2,973)	5,673	(2,475)	—	225

Net earnings (loss)	$13,359	$(15,460)	$111,097	$(75,150)	$33,846

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended June 30, 2008 (unaudited)
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Cash flows from operating activities
Net earnings (loss)	$(5,181)	$(14,062)	$96,658	$(41,620)	$35,795
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Loss (earnings) from discontinued operations	(2,020)	6,006	3,055	—	7,041
Depreciation and amortization	—	31,217	39,926	—	71,143
Amortization of loan costs	2,173	—	—	—	2,173
Minority interests	—	3,108	—	—	3,108
Deferred income taxes	11,588	—	—	—	11,588
Gain on disposal of assets, net	—	(19)	(1)	—	(20)
Equity in earnings of affiliates	(82,596)	—	—	82,596	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	—	14,652	(15,619)	—	(967)
Inventories, prepaid expenses and other current assets	—	(681)	(33,436)	—	(34,117)
Accounts payable, other accrued expenses and other accrued liabilities	(21,453)	(6,096)	(8,900)	—	(36,449)

Net cash provided by (used in) operating activities – continuing operations	(97,489)	34,125	81,683	40,976	59,295
Net cash provided by (used in) operating activities – discontinued operations	2,020	(6)	(2,139)	—	(125)

Net cash provided by (used in) operating activities	(95,469)	34,119	79,544	40,976	59,170

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Cash flows from investing activities
Purchases of property and equipment, net	—	(28,438)	(59,267)	—	(87,705)
Cash paid for acquisition, net	—	(16,668)	—	—	(16,668)
Proceeds from sale of assets	—	87	266	—	353
Change in other assets, net	—	2,340	529	—	2,869

Net cash used in investing activities – continuing operations	—	(42,679)	(58,472)	—	(101,151)
Net cash used in investing activities – discontinued operations	—	(899)	—	—	(899)

Net cash used in investing activities	—	(43,578)	(58,472)	—	(102,050)

Cash flows from financing activities
Payment of debt and capital lease obligations	(301,678)	(674)	(2,235)	—	(304,587)
Proceeds from debt borrowings	337,200	—	—	—	337,200
Distribution of minority interests	—	(72)	(3,671)	—	(3,743)
Proceeds from sale of partnership interests	—	15,648	—	—	15,648
Change in intercompany balances with affiliates, net	59,947	(41)	(18,930)	(40,976)	—

Net cash provided by (used in) financing activities – continuing operations	95,469	14,861	(24,836)	(40,976)	44,518
Net cash used in financing activities – discontinued operations	—	(304)	—	—	(304)

Net cash provided by (used in) financing activities	95,469	14,557	(24,836)	(40,976)	44,214

Change in cash and cash equivalents	—	5,098	(3,764)	—	1,334
Cash and cash equivalents at beginning of period	—	(4,052)	4,052	—	—

Cash and cash equivalents at end of period	$—	$1,046	$288	$—	$1,334

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended June 30, 2007 (unaudited)
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Cash flows from operating activities
Net earnings (loss)	$13,359	$(15,460)	$111,097	$(75,150)	$33,846
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Loss (earnings) from discontinued operations	2,973	(5,673)	2,475	—	(225)
Depreciation and amortization	—	27,469	25,694	—	53,163
Amortization of loan costs	2,227	—	—	—	2,227
Minority interests	—	4,162	—	—	4,162
Deferred income taxes	17,212	—	—	—	17,212
Loss on disposal of assets, net	—	813	424	—	1,237
Loss on extinguishment of debt	5,091	—	—	—	5,091
Equity in earnings of affiliates	(95,637)	—	—	95,637	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	—	(14,047)	(16,914)	—	(30,961)
Inventories, prepaid expenses and other current assets	—	1,920	(13,200)	—	(11,280)
Accounts payable, other accrued expenses and other accrued liabilities	(12,158)	(4,926)	19,081	—	1,997

Net cash provided by (used in) operating activities – continuing operations	(66,933)	(5,742)	128,657	20,487	76,469
Net cash provided by (used in) operating activities – discontinued operations	(2,973)	7,293	(1,750)	—	2,570

Net cash provided by (used in) operating activities	(69,906)	1,551	126,907	20,487	79,039

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Cash flows from investing activities
Purchases of property and equipment, net	—	(27,816)	(122,078)	—	(149,894)
Cash paid for acquisitions, net	—	(78,229)	(61,603)	—	(139,832)
Proceeds from sale of assets	—	986	—	—	986
Change in other assets, net	—	1,011	3,074	—	4,085

Net cash used in investing activities – continuing operations	—	(104,048)	(180,607)	—	(284,655)
Net cash used in investing activities – discontinued operations	—	(531)	(70)	—	(601)

Net cash used in investing activities	—	(104,579)	(180,677)	—	(285,256)

Cash flows from financing activities
Payment of debt and capital lease obligations	(608,215)	(1,138)	(1,451)	—	(610,804)
Proceeds from debt borrowings	740,300	—	—	—	740,300
Debt financing costs incurred	(7,890)	—	—	—	(7,890)
Distribution to parent for debt financing costs	(6,586)	—	—	—	(6,586)
Distribution of minority interests	—	—	(3,387)	—	(3,387)
Proceeds from sale of partnership interests	—	—	4	—	4
Change in intercompany balances with affiliates, net	(47,703)	4,883	63,307	(20,487)	—

Net cash provided by (used in) financing activities – continuing operations	69,906	3,745	58,473	(20,487)	111,637
Net cash used in financing activities – discontinued operations	—	(359)	—	—	(359)

Net cash provided by (used in) financing activities	69,906	3,386	58,473	(20,487)	111,278

Change in cash and cash equivalents	—	(99,642)	4,703	—	(94,939)
Cash and cash equivalents at beginning of period	—	94,258	1,157	—	95,415

Cash and cash equivalents at end of period	$—	$(5,384)	$5,860	$—	$476

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements, the notes to our unaudited condensed consolidated financial statements and the other financial information appearing elsewhere in this report. Data for the quarters and nine months ended June 30, 2008 and 2007, has been derived from our unaudited condensed consolidated financial statements. References herein to “we,” “our” and “us” are to IASIS Healthcare LLC and its subsidiaries.
FORWARD LOOKING STATEMENTS
Some of the statements we make in this report are forward-looking within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations including, but not limited to, the discussions of our operating and growth strategy (including possible acquisitions and dispositions), financing needs, projections of revenue, income or loss, capital expenditures and future operations. Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results in future periods to differ materially from those anticipated in the forward-looking statements. Those risks and uncertainties include, among others, the risks and uncertainties related to our ability to generate sufficient cash to service our existing indebtedness, our substantial level of indebtedness that could adversely affect our financial condition, the possibility of an increase in interest rates, which would increase the cost of servicing our debt and could reduce profitability, our ability to retain and negotiate favorable contracts with managed care plans, changes in laws and regulations that may significantly reduce government healthcare spending and our revenue and may require us to make changes to our operations, our hospitals’ competition for patients from other hospitals and healthcare providers, our hospitals facing a growth in bad debts resulting from increased self-pay volume and revenue, our ability to recruit and retain quality physicians, our hospitals’ competition for staffing which may increase our labor costs and reduce profitability, our failure to continually enhance our hospitals with the most recent technological advances in diagnostic and surgical equipment that would adversely affect our ability to maintain and expand our markets, our failure to comply with extensive laws and government regulations, the possible enactment of legislation or regulations that would impose significant restrictions on hospitals that have physician owners, the potential of exposure to liability from some of our hospitals being required to submit to the Department of Health and Human Services information on their relationships with physicians, potential expenses in connection with an appeal of the court order dismissing with prejudice the qui tam litigation, the possibility that we may become subject to federal and state investigations in the future, our ability to satisfy regulatory requirements with respect to our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, a failure of our information systems that would adversely affect our ability to properly manage our operations, an economic downturn or other material change in any one of the regions in which we operate, potential liabilities because of claims brought against our facilities, increasing insurance costs that may reduce our cash flows and net earnings, the impact of certain factors, including severe weather conditions and natural disasters, on our revenue and volume trends at our hospitals, our ability to control costs at Health Choice Arizona, Inc. (“Health Choice”), the possibility that Health Choice’s contract with the Arizona Health Care Cost Containment System (“AHCCCS”) is discontinued or that Health Choice experiences materially reduced reimbursement under a new contract, significant competition from other healthcare companies and state efforts to regulate the sale of not-for-profit hospitals that may affect our ability to acquire hospitals, difficulties with the integration of acquisitions that may disrupt our ongoing operations, difficulties with the operations of our new hospital that may require unanticipated costs, the significant capital expenditures that would be involved in the construction of current projects or other new hospitals that could have an adverse effect on our liquidity, the high costs for construction materials and labor that could have an adverse impact on the return on investment relating to our current expansion projects, state efforts to regulate the construction or expansion of hospitals that could impair our ability to operate and expand our operations, our dependence on key personnel, the loss of one or more of which could have a material adverse effect on our business, potential responsibilities and costs under environmental laws that could lead to material expenditures or liability, the possibility of a decline in the fair value of our reporting units that could result in a material non-cash charge to earnings and those risks, uncertainties and other matters detailed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, and in our subsequent filings with the Securities and Exchange Commission (the “SEC”).

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
EXECUTIVE OVERVIEW
We are a leading owner and operator of medium-sized acute care hospitals in high-growth urban and suburban markets. We operate our hospitals with a strong community focus by offering and developing healthcare services targeted to the needs of the markets we serve, promoting strong relationships with physicians and working with local managed care plans. At June 30, 2008, we owned or leased 15 acute care hospital facilities and one behavioral health hospital facility, with a total of 2,644 beds in service, located in six regions:
•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	Tampa-St. Petersburg, Florida;

•	three cities in Texas, including San Antonio;

•	Las Vegas, Nevada; and

•	West Monroe, Louisiana.
We also own and operate Health Choice, our Medicaid and Medicare managed health plan in Phoenix, Arizona.
On March 25, 2008, we announced that the lease agreements to operate Mesa General Hospital (“Mesa General”), located in Mesa, Arizona, and Biltmore Surgery Center (“Biltmore”), located in Phoenix, Arizona, would expire by their terms on July 31, 2008 and September 30, 2008, respectively. We discontinued services at Mesa General on May 31, 2008 and Biltmore on April 30, 2008. The operating results of Mesa General and Biltmore are classified as discontinued operations in the Company’s unaudited condensed consolidated financial statements for the quarters and nine months ended June 30, 2008 and 2007. All references to financial and operating data, for all periods presented, represent our continuing operations.
Effective February 1, 2008, our wholly-owned subsidiary, IASIS Glenwood Regional Medical Center, LP, purchased a majority ownership interest in Ouachita Community Hospital, a ten-bed surgical hospital located in West Monroe, Louisiana. The purchase price for the majority ownership interest was approximately $16.8 million.
On March 31, 2008, the United States District Court for the District of Arizona (the “District Court”) dismissed with prejudice the qui tam complaint against IASIS Healthcare Corporation (“IAS”), our parent company. The qui tam action sought monetary damages and civil penalties under the federal False Claims Act (the “FCA”) and included allegations that certain business practices related to physician relationships and the medical necessity of certain procedures resulted in the submission of claims for reimbursement in violation of the FCA. The case dates back three years to March 2005 and became the subject of a subpoena by the Office of Inspector General (the “OIG”) in September 2005. In August 2007, the case was unsealed and became a private lawsuit after the Department of Justice declined to intervene. The United States District Judge dismissed the case from the bench at the conclusion of oral arguments on IAS’ motion to dismiss. On April 21, 2008, the court issued a written order dismissing the case with prejudice and entering formal judgment for IAS. On May 7, 2008, the qui tam relator’s counsel filed a Notice of Appeal to the United States Court of Appeals for the Ninth Circuit to appeal the District Court’s dismissal of the case. On May 21, 2008, IAS filed a Notice of Cross-Appeal to the United States Court of Appeals for the Ninth Circuit from a portion of the April 21, 2008 Order and, on July 21, 2008, IAS filed a Motion to Disqualify relator’s counsel related to their misappropriation of information subject to a claim of attorney-client privilege by IAS. Currently, the appeals process is expected to take 18 to 24 months to complete.

The fiscal 2007 acquisitions of Glenwood Regional Medical Center (“Glenwood”) and Alliance Hospital (“Alliance”), which were effective January 31, 2007 and May 31, 2007, respectively, and the opening of our new hospital, Mountain Vista Medical Center (“Mountain Vista”), in the fourth quarter of fiscal 2007, have resulted in an increase in our volume, net revenue and operating expenses during the quarter and nine months ended June 30, 2008, compared with the same prior year periods. Given that Alliance was immediately merged into Odessa Regional Hospital to form Odessa Regional Medical Center, all references to same-facility in all periods presented include the impact of the Alliance acquisition. Based upon the acquisition date of Glenwood, references to same-facility during the quarters ended June 30, 2008 and 2007, include the impact of Glenwood. All references to same-facility exclude Mountain Vista.
Revenue and Volume Trends
Net revenue for the quarter ended June 30, 2008, increased 18.2% to $532.6 million, compared to $450.7 million in the prior year quarter. Net revenue for the nine months ended June 30, 2008, increased 19.8% to $1.6 billion, compared to $1.3 billion in the prior year period. Net revenue is comprised of acute care and premium revenue. Acute care revenue contributed $53.2 million and $185.4 million to the increase in total net revenue for the quarter and nine months ended June 30, 2008, respectively, while premium revenue contributed $28.7 million and $70.9 million for the same periods, respectively. Acute care revenue is comprised of net patient revenue and other revenue. A large percentage of our hospitals’ net patient revenue consists of fixed payment, discounted sources, including Medicare, Medicaid and managed care organizations. Reimbursement for Medicare and Medicaid services are often fixed regardless of the cost incurred or the level of services provided. Similarly, a greater percentage of the managed care companies we contract with reimburse providers on a fixed payment basis regardless of the costs incurred or the level of services provided. Net patient revenue is reported net of discounts and contractual adjustments. The contractual adjustments principally result from differences between the hospitals’ established charges and payment rates under Medicare, Medicaid and various managed care plans. The calculation of appropriate payments from the Medicare and Medicaid programs, including supplemental Medicaid reimbursement, as well as terms governing agreements with other third-party payors are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount. Premium revenue consists of revenue at Health Choice derived primarily from capitated contracts with AHCCCS and the Centers for Medicare and Medicaid Services (“CMS”). Other revenue includes medical office building rental income and other miscellaneous revenue.
During fiscal 2007, certain of our acute care hospitals received supplemental Medicaid reimbursement, including reimbursement from a program for participating private hospitals that enter into indigent care affiliation agreements with public hospitals or county governments in the state of Texas. Under the CMS approved program, affiliated hospitals within a geographic area, including our Texas hospitals, expanded the community healthcare safety net by providing indigent healthcare services. Participation in this program by our Texas hospitals has resulted in an increase in acute care revenue, as well as an increase in professional fees incurred to expand the indigent care services. This program is subject to periodic audits by CMS. In October 2007, as a result of a CMS review, the state of Texas ceased funding of the private hospital programs due to the deferral of certain federal Medicaid payments by CMS. The state continued to withhold payments until CMS completed its review. In response to these items, during the nine months ended June 30, 2008, we discontinued the recognition of the related matching funds until CMS completed its review and the state of Texas reinstated funding of the private hospital programs. In addition, during the period of suspension, we continued to fund our obligation to provide indigent care services.
On July 29, 2008, the Texas Health and Human Services Commission (“HHSC”) notified the affiliated hospitals that HHSC is resuming the Texas private supplemental Medicaid reimbursement programs. The notification set forth the procedures that HHSC will follow to resume payments and requested information from the affiliated hospitals. We are complying with HHSC’s requests for additional documentation. At this time, HHSC indicates that the payments will resume by the end of August 2008. While the possible termination of future benefits under the program are not material to our financial statements, any future recoupment by the federal, state or county governments of the previous matching funds paid to us could have a material adverse effect on our results of operations and cash flows.
Acute Care Revenue
Acute care revenue increased 15.9% to $393.1 million for the quarter ended June 30, 2008, compared to $339.2 million in the prior year quarter, and increased 19.3% to $1.2 billion for the nine months ended June 30, 2008, compared to $969.3 million in the prior year period. On a same-facility basis, acute care revenue increased 8.1% for the quarter and nine months ended June 30, 2008, compared to the same prior year periods. Same-facility acute care revenue in the quarter and nine months ended June 30, 2008, includes $5.4 million and $8.7 million, respectively, in revenue related to the supplemental Medicaid reimbursement program, compared to $6.9 million and $22.4 million in the same prior year periods. Excluding the impact of the supplemental Medicaid reimbursement, same-facility acute care revenue increased 8.7% and 9.8% for the quarter and nine months ended June 30, 2008, respectively, compared to the same prior year periods.

We have experienced an increase in net patient revenue at our hospital operations which, in part, is driven by volume growth, as well as managed care rate increases and slight improvement in overall acuity levels. The growth in our pricing has been partially offset by the decrease in current year revenue associated with the supplemental Medicaid reimbursement program. Net patient revenue per adjusted admission increased 5.9% and 5.2% for the quarter and nine months ended June 30, 2008, respectively, compared to the same prior year periods. Excluding the impact of the supplemental Medicaid reimbursement, net patient revenue per adjusted admission increased 6.6% and 6.9% for the quarter and nine months ended June 30, 2008, respectively, compared to the same prior year periods. Admissions and adjusted admissions increased 8.1% and 8.9%, respectively, for the quarter ended June 30, 2008, compared to the prior year quarter. During the nine months ended June 30, 2008, admissions and adjusted admissions increased 13.8% and 13.2%, respectively, compared to the prior year period.
On a same-facility basis, net patient revenue per adjusted admission increased 4.9% and 5.5% for the quarter and nine months ended June 30, 2008, respectively, compared to the same prior year periods. Excluding the impact of the supplemental Medicaid reimbursement, same-facility net patient revenue per adjusted admission increased 5.5% and 7.2% for the quarter and nine months ended June 30, 2008, respectively, compared to the same prior year periods. Same-facility admissions and adjusted admissions increased 0.4% and 2.4%, respectively, for the quarter ended June 30, 2008, compared to the prior year quarter. During the nine months ended June 30, 2008, same-facility admissions and adjusted admissions increased 2.2% and 2.9%, respectively, compared to the prior year period.
Our net patient revenue per adjusted admission continues to benefit from our focus on profitable product lines and capital investments in our facilities. From a service line standpoint, we have experienced an increase in certain higher acuity services, including surgical procedures such as orthopedics and bariatrics, as well as increases in other inpatient procedures related to cardiology, infectious diseases and psychiatric services. Surgical volume for the quarter and nine months ended June 30, 2008, increased 9.7% and 11.5%, respectively, compared to the same prior year periods. In addition, during recent quarters, we experienced an increase in obstetrics related cases, compared with the prior year, which has offset, in part, pricing improvements from other higher acuity services. Additionally, our recent pricing trends have been impacted by pressure from managed care and other third-party payors, which has resulted in moderating rate increases. The consolidation of payors in certain markets, as well as general industry pricing pressures, may result in reduced reimbursement from managed care organizations in future periods. Such consolidation of managed care organizations has resulted in a greater focus on case management, as well as increased efforts in aligning themselves with certain networks of providers in markets in which we operate.
The following table provides the sources of our gross patient revenue by payor for the quarters and nine months ended June 30, 2008 and 2007:

	Quarter		Nine Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Medicare	32.3%	30.5%	32.8%	30.8%
Managed Medicare	4.6%	3.0%	3.9%	2.9%
Medicaid	7.3%	7.2%	7.2%	7.2%
Managed Medicaid	9.7%	11.5%	10.0%	11.2%
Managed care	40.6%	41.4%	40.5%	41.8%
Self-pay and other	5.5%	6.4%	5.6%	6.1%

Total	100.0%	100.0%	100.0%	100.0%

Since the implementation of the Medicare Advantage program, including Medicare Part D coverage, we have experienced a shift of traditional Medicare beneficiaries to managed Medicare. We expect patient volumes from Medicare beneficiaries to continue this shift in coverage as a result of incentives put in place by the federal government to move more beneficiaries to managed Medicare plans. As well, we expect patient volumes in Medicare and managed Medicare to increase over the long-term due to the general aging of the population. Glenwood and Alliance, the results of which are included in the table above from January 31, 2007 and May 31, 2007, respectively, have a higher concentration of traditional Medicare revenue as compared to our other acute care hospitals, which has offset the trend toward managed Medicare.

We receive a significant portion of our revenue from government health programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. On August 1, 2006, CMS announced a final rule that refines the inpatient diagnosis-related group payment system, and on August 1, 2007, CMS announced a final rule that creates new severity-adjusted diagnosis-related groups to replace the current diagnosis-related groups. CMS intends for the new severity-adjusted diagnosis-related groups to better recognize severity of illness among patients. For federal fiscal year 2008, CMS updated the diagnosis-related group payment system rates by the full market basket of 3.3%. On July 31, 2008, CMS announced a final rule that increases diagnosis-related group rates for federal fiscal year 2009 by the full market basket of 3.6%. However, CMS has reduced payment rates in fiscal years 2008 and 2009 to eliminate what CMS estimates to be the effect of coding or classification changes as a result of hospitals implementing the new severity adjusted diagnosis-related groups. Based upon our current mix and volume of diagnosis-related groups, we estimate our revenue from Medicare for inpatient services will increase in fiscal year 2009 by approximately 2.0% to 3.0%. In addition, on July 3, 2008, CMS announced a proposed rule that would increase payments under the hospital outpatient prospective payment system for calendar year 2009 by the full estimated market basket increase of 3.0%.
For federal fiscal year 2008, the full market basket update for the provision of inpatient services is conditioned upon a hospital providing CMS with specific quality data relating to the quality of services provided. Hospitals that fail to provide CMS with the required data will receive an update equal to the market basket minus two percentage points. Our hospitals are currently complying with this reporting requirement. Initially, CMS required the reporting of 10 quality measures. As required by the Deficit Reduction Act of 2005 (“DEFRA”), CMS has expanded through a series of rulemakings the number of patient care indicators that hospitals must report. On November 1, 2007, CMS announced a final rule that expanded to 30 the number of quality measures that hospitals are required to report, beginning with discharges occurring in calendar year 2008, in order to qualify for the full market basket update to the inpatient prospective payment system in fiscal year 2009. In addition, the rule requires hospitals to submit quality data regarding seven measures relating to outpatient care in order to receive the full market basket increase under the outpatient prospective payment system beginning in calendar year 2009. Hospitals that fail to submit such data will receive the market basket update minus two percentage points for the outpatient prospective payment system. On July 31, 2008, CMS announced a final rule that expands the number of inpatient measures to 42 for a hospital to receive the full market basket update for fiscal year 2010, and on July 3, 2008, CMS announced a proposed rule that would expand the number of outpatient measures to 11 for a hospital to receive the full market basket update for calendar year 2010. CMS has recently issued a report proposing a value-based purchasing system which would phase out the current quality reporting system and instead would make a portion of hospital payment contingent on actual performance on specified measures. It is uncertain whether such a program will be implemented.
On July 16, 2007, CMS issued final regulations for an ambulatory surgery center (“ASC”), effective January 1, 2008. One component of the rule significantly expands the types of procedures that may be performed in ASCs. One component of the rule significantly expands the types of procedures that may be performed in ASCs. More Medicare procedures that were previously performed in hospitals, such as ours, may be moved to ASCs, potentially reducing surgical volume in our hospitals. Currently, we do not believe that these changes will have or have had a material adverse impact on our results of operations or cash flows.
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

Health Choice’s contract with AHCCCS expires September 30, 2008. The contract is terminable without cause on 90 days’ written notice or for cause upon written notice if we fail to comply with any term or condition of the contract or fail to take corrective action as required to comply with the terms of the contract. Additionally, AHCCCS can terminate our contract in the event of the unavailability of state or federal funding. On May 14, 2008, we announced Health Choice was awarded a new contract with AHCCCS that provides for a three-year term commencing October 1, 2008, with AHCCCS having the option to renew for two additional one-year periods. The new contract covers Medicaid members in the following Arizona counties: Apache, Coconino, Maricopa, Mohave, Navajo and Pima counties, which are covered by Health Choice’s existing contract, as well as Yuma, La Paz and Santa Cruz counties, which are new counties awarded in the recent bid process.
Health Choice’s contract with CMS to provide coverage as a Medicare Advantage Prescription Drug (“MAPD”) Special Needs Plan (“SNP”) provider allows Health Choice to offer Medicare and Part D drug benefit coverage for new and existing dual-eligible members (i.e. those that are eligible for Medicare and Medicaid). Health Choice historically served these type members through the AHCCCS Medicaid program. The contract with CMS expires December 31, 2008, and includes successive one-year renewal options at the discretion of CMS. The contract is terminable without cause on 90 days’ written notice or for cause upon written notice if we fail to comply with any term or condition of the contract, or fail to take corrective action as required to comply with the terms of the contract. Under current law, CMS’ authority to designate SNPs expires on December 31, 2010. Unless this law is changed, CMS may not be able to renew Health Choice’s SNP contract after December 31, 2010. Additionally, federal law prohibits CMS from designating additional disproportionate percentage SNPs through December 31, 2010, and prohibits existing SNPs from enrolling individuals outside of their existing geographic areas through December 31, 2009.
Premium revenue at Health Choice for the quarter and nine months ended June 30, 2008, increased $28.7 million, or 25.3%, and $70.9 million, or 21.5%, respectively, compared to the same prior year periods. Increases in our Medicaid enrollees, as well as increases in premium rates in both the Medicaid and Medicare product lines, have been the primary contributors to our growth in premium revenue. This growth has been partially offset by slight declines in our Medicare membership resulting from strong competition for these enrollees from national managed care organizations. Premium revenue generated under the AHCCCS and CMS contracts with Health Choice represented 26.7% and 25.9%, respectively, of our consolidated net revenue for the quarter and nine months ended June 30, 2008, compared to 25.2% and 25.5%, respectively, in the same prior year periods.
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

CMS established the first quality measures in 2003, and CMS has expanded, through a series of rulemakings, the number of patient care indicators that hospitals must report. On July 31, 2008, CMS announced a final rule that expands the number of inpatient measures to 42 for a hospital to receive the full market basket update for fiscal year 2010. We anticipate that CMS will continue to expand the number of quality measures. CMS has also announced a final rule that requires hospitals to submit quality data regarding seven measures relating to outpatient care in order to receive the full market basket increase under the outpatient prospective payment system beginning in calendar year 2009. We have invested significant capital in the implementation of our advanced clinical system that assists us in reporting these quality measures. CMS makes the data submitted by hospitals, including our hospitals, public on its website.
Beginning in federal fiscal year 2009, Medicare will not pay hospitals additional amounts for the treatment of certain preventable adverse events, also known as hospital-acquired conditions. DEFRA required CMS to select at least two hospital-acquired conditions for which hospitals will not receive additional payment unless the conditions were present on admission to the hospital. CMS has selected eleven such hospital-acquired conditions, six of which are classified as “serious preventable adverse events” or “never events.” Effective October 1, 2008, cases with any of these eleven hospital-acquired conditions will not be paid at a higher DRG unless the condition was present at admission. DEFRA provides that CMS may revise the list of conditions from time to time, and CMS is seeking comment on additional proposed conditions. Additionally, CMS has recently issued a report proposing a value-based purchasing system, which would phase out the current quality reporting system, making a portion of hospital payments contingent on actual performance against specified measures. It is uncertain whether such a program will be implemented.
Many large commercial payors currently require providers to report quality data. Several commercial payors have announced that they will stop reimbursing hospitals for certain preventable adverse events. A number of state hospital associations have announced policies addressing waiving patient bills for care related to a serious adverse event. In addition, managed care organizations may begin programs that condition payment on performance against specified measures. The quality measurement criteria used by commercial payors may be similar to or even more stringent than Medicare requirements.
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

Physician Integration
We continue to recruit physicians to fulfill the needs of the communities that our hospitals serve, with primary emphasis on family practice and internal medicine, general surgery, hospitalists, obstetrics and gynecology, cardiology, neurology and orthopedics. Our ability to attract and retain skilled physicians to our hospitals is critical to our success and is affected by the quality of care at our hospitals. In a hospital setting, many of the quality measures that apply to nursing care also apply to physician care. This interdependence aligns the quality of care focus of physicians and hospitals in order that both can receive equitable compensation for services provided. This is one reason we have taken significant steps in implementing our expanded quality of care initiatives. We believe intense efforts focusing on quality of care will enhance our ability to recruit and retain the skilled physicians necessary to make our hospitals successful.
We will experience certain risks that are associated with the integration of the medical staff at our hospitals. As we continue to implement our physician employment strategy, we face significant competition for skilled physicians in certain of our markets as more providers adopt a physician staffing model approach, coupled with a general shortage of physicians across all specialties. This increased competition has resulted in efforts by managed care organizations to align with certain provider networks in the markets in which we operate, which could have an adverse impact on our volume and results of operations. We expect that employing physicians should provide relief on cost pressures associated with on-call coverage and other professional fees. However, we anticipate incurring additional labor and other start-up related costs as we continue the integration of employed physicians. At June 30, 2008, we employed approximately 100 physicians, which are primarily concentrated in our Utah market. Approximately 35% of our employed physicians are considered to be in their initial start-up phase of operations.
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
Growth in Bad Debts Resulting From Increased Self-Pay Volume and Revenue
Like others in the hospital industry, we continue to experience increases in our provision for bad debts driven by growth in the number of uninsured patients seeking care at our hospitals, as well as increases in the amount of co-payments and deductibles as employers continue to pass more of these costs on to their employees. While the volume of patients registered as uninsured has increased over the prior year, we continue to be successful in qualifying many of these uninsured patients for Medicaid, charity or other third-party coverage. More recently, our provision for bad debts has been increasingly affected by the volume of under-insured patients or patient balances after insurance. At June 30, 2008, self-pay balances after insurance were $37.3 million, as compared to $31.5 million at June 30, 2007. These patient balances are becoming increasingly difficult to collect, often as a result of economic factors beyond our control. Accordingly, we continue to monitor our self-pay admissions on a daily basis and continue to focus on the efficiency of our emergency rooms, point-of-service cash collections, Medicaid eligibility automation and process-flow improvements. Our provision for bad debts as a percentage of acute care revenue increased to 10.2% and 10.4% for the quarter and nine months ended June 30, 2008, respectively, compared to 9.5% and 9.8%, respectively, in the same prior year periods. We anticipate that if we experience further growth in self-pay volume and revenue, along with continued increases in co-payments and deductibles for insured patients, our provision for bad debts will continue to increase and our results of operations could be adversely affected.
The approximate percentages of gross hospital receivables (prior to allowances for contractual adjustments and doubtful accounts) are summarized as follows:

	June 30,	September 30,
	2008	2007

Insured receivables	65.7%	66.7%
Uninsured receivables	34.3%	33.3%

Total	100.0%	100.0%

The percentages in the table above are calculated using gross receivable balances. Uninsured receivables and insured receivables are net of discounts and contractual adjustments recorded at the time of billing. Included in insured receivables are accounts that are pending approval from Medicaid. These receivables were approximately 2.6% and 2.3% of gross hospital receivables at June 30, 2008 and September 30, 2007, respectively.

The approximate percentages of gross hospital receivables in summarized aging categories are as follows:

	June 30,	September 30,
	2008	2007

0 to 90 days	67.8%	71.8%
91 to 180 days	19.5%	15.5%
Over 180 days	12.7%	12.7%

Total	100.0%	100.0%

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
Nursing Shortage
The hospital industry continues to experience a shortage of nurses. This nursing shortage has created an environment that has required an extended increase in the use of nursing contract labor. While we have experienced an overall improvement in our nursing contract labor utilization during last twelve months, we continue to face challenges in retaining and recruiting nurses in each of our markets, similar to other providers in their respective regions. During the quarter and nine months ended June 30, 2008, same-facility contract labor expense for nursing services as a percentage of acute care revenue increased 0.3% compared to the prior year quarter, and was consistent with the prior year on a year-to-date basis.
We believe our comprehensive recruiting plan for nurses that focuses on expanded relationships with local colleges and universities, including our sponsorship of nursing scholarship programs will reduce our dependence on contract nursing labor. These partnerships have increased our nursing retention, which has resulted in declining utilization of contract nursing services. We anticipate that we will see increased benefits in future periods, as participants in the nursing scholarship programs are beginning to enter the work force upon completion of their education. Additionally, the closure of Mesa General has provided opportunities for the majority of its nursing personnel to accept positions at our other Arizona facilities. We believe that this transfer of labor to our other Arizona facilities will continue to help offset contract nursing labor costs in this market. Should we be unsuccessful in our attempts to maintain nursing coverage adequate for our present and future needs, our results of operations could be adversely affected.
Decreased Federal and State Funding for Medicaid Programs
Some of the states in which we operate have experienced budget constraints as a result of increased costs and lower than expected tax collections. Health and human services programs, including Medicaid and similar programs, often represent a significant portion of state spending. Some states have proposed and other states may in the future propose decreased funding for these programs or other structured changes. In May 2007, CMS issued a final rule regarding the Medicaid program that is subject to a statutorily-mandated moratorium until April 2009. This rule, if implemented in its previous form, would result in significant reductions to federal Medicaid funding. If such funding decreases are implemented in the states in which we operate, our results of operations and cash flows could be adversely affected.

Changes in Patient Service Mix
From an industry trend perspective, a number of procedures once performed only on an inpatient basis have been and will continue to be converted to outpatient procedures, as a result of advances in pharmaceutical and medical technologies. We have recently experienced a shift in our patient service mix to more outpatient procedures, such as cardiovascular, bariatrics, diagnostic imaging and other services. Generally, the payments we receive for outpatient procedures are less than those for similar procedures performed in an inpatient setting.
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

Selected Operating Data
The following table sets forth certain unaudited operating data for each of the periods presented.

	Quarter		Nine Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Acute Care (1):
Number of acute care hospital facilities at end of period	15	14	15	14
Beds in service at end of period (2)	2,644	2,391	2,644	2,391
Average length of stay (days) (3)	4.69	4.66	4.70	4.66
Occupancy rates (average beds in service)	48.8%	50.2%	50.1%	51.5%
Admissions (4)	25,004	23,125	76,883	67,557
Adjusted admissions (5)	41,371	37,974	124,667	110,158
Patient days (6)	117,304	107,683	361,372	314,747
Adjusted patient days (5)	186,242	169,313	562,959	491,641
Net patient revenue per adjusted admission	$9,317	$8,799	$9,118	$8,668

Same-Facility (7):
Number of acute care hospital facilities at end of period	14	14	13	13
Beds in service at end of period (2)	2,466	2,391	2,238	2,154
Average length of stay (days) (3)	4.75	4.66	4.69	4.64
Occupancy rates (average beds in service)	49.2%	50.1%	50.1%	51.9%
Admissions (4)	23,223	23,125	65,114	63,729
Adjusted admissions (5)	38,903	37,974	107,792	104,779
Patient days (6)	110,309	107,683	305,445	295,816
Adjusted patient days (5)	176,528	169,313	482,262	465,039
Net patient revenue per adjusted admission	$9,231	$8,799	$9,184	$8,709

Health Choice:
Medicaid covered lives	129,067	115,875	129,067	115,875
Dual-eligible lives (8)	3,352	3,613	3,352	3,613
Medical loss ratio (9)	85.7%	85.5%	85.1%	85.8%

(1)	Represents continuing operations, which excludes Mesa General.

(2)	Includes St. Luke’s Behavioral Hospital.

(3)	Represents the average number of days that a patient stayed in our hospitals.

(4)	Represents the total number of patients admitted to our hospitals for stays in excess of 23 hours. Management and investors use this number as a general measure of inpatient volume.

(5)
Adjusted admissions and adjusted patient days are general measures of combined inpatient and outpatient volume. We compute adjusted admissions/patient days by multiplying admissions/patient days by gross patient revenue and then dividing that number by gross inpatient revenue.

(6)	Represents the number of days our beds were occupied by inpatients over the period.

(7)
Includes hospital facilities owned and operated for each period presented in its entirety. Includes the impact of Alliance in Odessa, Texas, which was acquired effective May 31, 2007, and immediately merged into Odessa Regional Hospital to form Odessa Regional Medical Center.

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

	Quarter Ended		Quarter Ended		Nine Months Ended		Nine Months Ended
	June 30, 2008		June 30, 2007		June 30, 2008		June 30, 2007
Consolidated ($ in thousands):	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage

Net revenue:
Acute care revenue	$390,538	73.3%	$337,347	74.8%	$1,149,295	74.1%	$963,872	74.5%
Premium revenue	142,022	26.7%	113,371	25.2%	400,822	25.9%	329,949	25.5%

Total net revenue	532,560	100.0%	450,718	100.0%	1,550,117	100.0%	1,293,821	100.0%

Costs and expenses:
Salaries and benefits	159,689	30.0%	140,583	31.2%	475,323	30.7%	388,939	30.1%
Supplies	59,907	11.3%	50,695	11.2%	177,124	11.4%	143,107	11.1%
Medical claims	119,190	22.4%	95,116	21.1%	333,652	21.5%	277,515	21.4%
Other operating expenses	75,124	14.1%	71,285	15.8%	209,117	13.5%	198,413	15.3%
Provision for bad debts	40,032	7.5%	32,267	7.2%	120,839	7.8%	94,843	7.3%
Rentals and leases	9,277	1.7%	7,479	1.7%	27,198	1.7%	22,959	1.8%
Interest expense, net	17,616	3.3%	17,203	3.8%	58,460	3.8%	50,153	3.9%
Depreciation and amortization	24,704	4.6%	19,196	4.2%	71,143	4.6%	53,163	4.1%
Management fees	994	0.2%	721	0.2%	2,606	0.2%	2,024	0.2%
Loss on extinguishment of debt	—	—	6,229	1.4%	—	—	6,229	0.5%
Business interruption insurance recoveries	—	—	(1,525)	(0.3)%	—	—	(3,443)	(0.3)%

Total costs and expenses	506,533	95.1%	439,249	97.5%	1,475,462	95.2%	1,233,902	95.4%

Earnings from continuing operations before gain (loss) on disposal of assets, minority interests and income taxes	26,027	4.9%	11,469	2.5%	74,655	4.8%	59,919	4.6%

Gain (loss) on disposal of assets, net	(39)	0.0%	70	0.0%	20	0.0%	(1,237)	(0.1)%
Minority interests	(1,239)	(0.2)%	(1,308)	(0.2)%	(3,108)	0.2%	(4,162)	(0.3)%

Earnings from continuing operations before income taxes	24,749	4.7%	10,231	2.3%	71,567	4.6%	54,520	4.2%
Income tax expense	9,979	1.9%	3,408	0.8%	28,731	1.9%	20,899	1.6%

Net earnings from continuing operations	14,770	2.8%	6,823	1.5%	42,836	2.7%	33,621	2.6%
Earnings (loss) from discontinued operations, net of income taxes	(4,406)	(0.8)%	(515)	(0.1)%	(7,041)	(0.4)%	225	0.0%

Net earnings	$10,364	2.0%	$6,308	1.4%	$35,795	2.3%	$33,846	2.6%

	Quarter Ended		Quarter Ended		Nine Months Ended		Nine Months Ended
	June 30, 2008		June 30, 2007		June 30, 2008		June 30, 2007
Acute Care ($ in thousands):	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage

Net revenue:
Acute care revenue	$390,538	99.3%	$337,347	99.5%	$1,149,295	99.4%	$963,872	99.4%
Revenue between segments (1)	2,591	0.7%	1,826	0.5%	7,270	0.6%	5,431	0.6%

Total net revenue	393,129	100.0%	339,173	100.0%	1,156,565	100.0%	969,303	100.0%

Costs and expenses:
Salaries and benefits	155,221	39.5%	136,730	40.3%	462,479	40.0%	378,051	39.0%
Supplies	59,847	15.2%	50,636	14.9%	176,943	15.3%	142,880	14.7%
Other operating expenses	70,490	17.9%	67,398	19.9%	195,672	16.9%	186,929	19.3%
Provision for bad debts	40,032	10.2%	32,267	9.5%	120,839	10.4%	94,843	9.8%
Rentals and leases	8,964	2.3%	7,139	2.1%	26,311	2.3%	22,093	2.3%
Interest expense, net	17,616	4.5%	17,203	5.1%	58,460	5.1%	50,153	5.2%
Depreciation and amortization	23,780	6.0%	18,307	5.4%	68,425	5.9%	50,499	5.2%
Management fees	994	0.3%	721	0.2%	2,606	0.2%	2,024	0.2%
Loss on extinguishment of debt	—	—	6,229	1.8%	—	—	6,229	0.7%
Business interruption insurance recoveries	—	—	(1,525)	(0.4)%	—	—	(3,443)	(0.4)%

Total costs and expenses	376,944	95.9%	335,105	98.8%	1,111,735	96.1%	930,258	96.0%

Earnings from continuing operations before gain (loss) on disposal of assets, minority interests and income taxes	16,185	4.1%	4,068	1.2%	44,830	3.9%	39,045	4.0%

Gain (loss) on disposal of assets, net	(39)	0.0%	70	0.0%	20	0.0%	(1,237)	(0.1)%
Minority interests	(1,239)	(0.3)%	(1,308)	(0.4)%	(3,108)	(0.3)%	(4,162)	(0.4)%

Earnings from continuing operations before income taxes	$14,907	3.8%	$2,830	0.8%	$41,742	3.6%	$33,646	3.5%

(1)	Revenue between segments is eliminated in our consolidated results.

	Quarter Ended		Quarter Ended		Nine Months Ended		Nine Months Ended
	June 30, 2008		June 30, 2007		June 30, 2008		June 30, 2007
Health Choice ($ in thousands):	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage

Premium revenue	$142,022	100.0%	$113,371	100.0%	$400,822	100.0%	$329,949	100.0%

Costs and expenses:
Salaries and benefits	4,468	3.2%	3,853	3.4%	12,844	3.2%	10,888	3.3%
Supplies	60	0.0%	59	0.1%	181	0.0%	227	0.0%
Medical claims (1)	121,781	85.7%	96,942	85.5%	340,922	85.1%	282,946	85.8%
Other operating expenses	4,634	3.3%	3,887	3.4%	13,445	3.4%	11,484	3.5%
Rentals and leases	313	0.2%	340	0.3%	887	0.2%	866	0.3%
Depreciation and amortization	924	0.7%	889	0.8%	2,718	0.7%	2,664	0.8%

Total costs and expenses	132,180	93.1%	105,970	93.5%	370,997	92.6%	309,075	93.7%

Earnings before income taxes	$9,842	6.9%	$7,401	6.5%	$29,825	7.4%	$20,874	6.3%

(1)
Medical claims paid to our hospitals of $2.6 million and $1.8 million for the quarters ended June 30, 2008 and 2007, respectively, and $7.3 million and $5.4 million for the nine months ended June 30, 2008 and 2007, respectively, are eliminated in our consolidated results.

Quarters Ended June 30, 2008 and 2007
Net revenue - Net revenue for the quarter ended June 30, 2008, was $532.6 million, an increase of $81.8 million or 18.2%, compared to $450.7 million in the prior year quarter. The increase in net revenue was a combination of an increase of $53.2 million in acute care revenue from hospital operations, which we refer to as our acute care operations segment in our financial statements, and an increase of $28.7 million in premium revenue from Health Choice.
For the quarter ended June 30, 2008, hospitals and other healthcare entities owned by us received approximately $2.6 million in acute care revenue from Health Choice, compared to $1.8 million in the prior year quarter. This net revenue was eliminated in our consolidated results.
Before eliminations, acute care revenue from our hospital operations for the quarter ended June 30, 2008, was $393.1 million, an increase of $54.0 million or 15.9%, compared to $339.2 million in the prior year quarter. Admissions and adjusted admissions increased 8.1% and 8.9%, respectively, for the quarter ended June 30, 2008, compared to the prior year quarter. Net patient revenue per adjusted admission increased 5.9% for the quarter ended June 30, 2008, compared to the prior year quarter. Excluding the impact of the supplemental Medicaid reimbursement, net patient revenue per adjusted admission increased 6.6% for the quarter ended June 30, 2008, compared to the prior year quarter.
On a same-facility basis, acute care revenue from our hospital operations increased 8.1% for the quarter ended June 30, 2008, compared to the prior year quarter. Same-facility admissions and adjusted admissions increased by 0.4% and 2.4%, respectively, for the quarter ended June 30, 2008, while net patient revenue per adjusted admission increased 4.9%, compared to the prior year quarter. Excluding the impact of the supplemental Medicaid reimbursement, same-facility net patient revenue per adjusted admission increased 5.5% for the quarter ended June 30, 2008, compared to the prior year quarter. Same-facility pricing improvements during the quarter ended June 30, 2008, were attributable to increases in managed care reimbursement rates, which are beginning to moderate as a result of pricing pressure from managed care and other third-party payors, and slight increases in overall acuity. Growth in revenue resulting from increased acuity is evidenced by a 5.8% increase in same-facility surgical procedures, including orthopedics and bariatrics, as well as other inpatient procedures related to cardiology, infectious diseases and psychiatric services. Pricing improvements were partially offset by an overall increase in obstetrics related cases, as compared to the prior year quarter.
Net adjustments to estimated third-party payor settlements, also known as prior year contractuals, resulted in an increase in acute care revenue of $809,000 for the quarter ended June 30, 2008, compared to an increase in acute care revenue of $246,000 in the prior year quarter.
Premium revenue from Health Choice was $142.0 million for the quarter ended June 30, 2008, an increase of $28.7 million or 25.3%, compared to $113.4 million in the prior year quarter. The increase in premium revenue was the result of increases in premium rates in our Medicaid and Medicare product lines, as well as increased membership in our Medicaid product line. This growth was partially offset by slight declines in our Medicare membership resulting from strong competition for these enrollees from national managed care organizations.
Salaries and benefits - Salaries and benefits expense from our hospital operations for the quarter ended June 30, 2008, was $155.2 million, or 39.5% of acute care revenue, compared to $136.7 million, or 40.3% of acute care revenue in the prior year quarter. The decline in salaries and benefits as a percentage of acute care revenue primarily resulted from the prior year impact of labor-related costs incurred in preparation of the opening of Mountain Vista and a $3.1 million special compensation payment related to our April 2007 refinancing and recapitalization transaction. This decline was partially offset by the continued implementation of our physician employment strategy in certain markets, primarily our Utah market, and an increase in benefit costs associated with a growth in employee medical claims experience.

Supplies - Supplies expense from our hospital operations for the quarter ended June 30, 2008, was $59.8 million, or 15.2% of acute care revenue, compared to $50.6 million, or 14.9% of acute care revenue in the prior year quarter. The increase in supply cost as a percentage of acute care revenue was primarily a result of a slight increase in overall acuity levels, as evidenced by growth in inpatient and outpatient surgical procedures and other higher acuity inpatient services.
Medical claims - Medical claims expense before eliminations for Health Choice increased $24.8 million to $121.8 million for the quarter ended June 30, 2008, compared to $96.9 million in the prior year quarter. Medical claims expense represents the amounts paid by Health Choice for healthcare services provided to its members. Medical claims expense as a percentage of premium revenue was 85.7% for the quarter ended June 30, 2008, compared to 85.5% in the prior year quarter. The increase in medical claims expense as a percentage of premium revenue was primarily driven by an increase in overall medical costs associated with providing these healthcare services, including increases in respiratory and other flu-related cases.
Other operating expenses - Other operating expenses from our hospital operations for the quarter ended June 30, 2008, were $70.5 million, or 17.9% of acute care revenue, compared to $67.4 million, or 19.9% of acute care revenue in the prior year quarter. The decline in other operating expenses as a percentage of acute care revenue was primarily driven by: (i) a decrease in expenses related to professional and general liability insurance costs resulting from continued improvements in claims experience; (ii) a reduction in the use of purchased services due to changes in service mix; and (iii) reduced qui tam related legal fees and other expenses. Other operating expenses for the quarters ended June 30, 2008 and 2007, include $733,000 and $3.4 million, respectively, in qui tam related legal fees and other expenses.
Provision for bad debts - Provision for bad debts from our hospital operations for the quarter ended June 30, 2008, was $40.0 million, or 10.2% of acute care revenue, compared to $32.3 million, or 9.5% of acute care revenue in the prior year quarter. The increase in the provision for bad debts as a percentage of acute care revenue is primarily attributable to: (i) continued growth in self-pay volume and revenue; and (ii) an increase in volume of under-insured patients or patient balances after insurance, which are becoming increasingly difficult to collect, often as a result of economic factors beyond our control. We continue to see the trend of increasing self-pay volume and revenue, as well as an increase in the volume of under-insured, as the primary drivers behind the increase in our provision for bad debts.
Interest expense, net - Interest expense, net of interest income, for the quarter ended June 30, 2008, was $17.6 million, compared to $17.2 million in the prior year quarter. Borrowings under our senior secured credit facilities are subject to interest at variable rates. The weighted average interest rate of outstanding borrowings under the senior secured credit facilities was 4.8% for the quarter ended June 30, 2008, compared to 7.4% in the prior year quarter.
Depreciation and amortization - Depreciation and amortization expense for the quarter ended June 30, 2008, was $24.7 million, compared to $19.2 million in the prior year quarter. The increase of $5.5 million was primarily related to depreciation and amortization expense resulting from additions to property and equipment made in connection with assets placed in service at Mountain Vista.
Income tax expense - We recorded a provision for income taxes from continuing operations of $10.0 million, resulting in an effective tax rate of 40.3%, for the quarter ended June 30, 2008, compared to $3.4 million, for an effective tax rate of 33.3% in the prior year quarter. Our effective tax rate in the prior year quarter was impacted by an adjustment to our state income taxes for fiscal 2006, which was recorded in the quarter ended June 30, 2007, as the tax returns were filed.
Net earnings from continuing operations - Net earnings from continuing operations increased $7.9 million to $14.8 million for the quarter ended June 30, 2008, compared to $6.8 million in the prior year quarter. Net earnings from continuing operations in the prior year quarter included a $6.2 million loss on extinguishment of debt, a $3.1 million special compensation payment related to our April 2007 refinancing and recapitalization transaction, and $1.5 million in business interruption insurance recoveries related to the temporary closure and disruption of operations at The Medical Center of Southeast Texas, as a result of Hurricane Rita.

Nine Months Ended June 30, 2008 and 2007
Net revenue - Net revenue for the nine months ended June 30, 2008, was $1.6 billion, an increase of $256.3 million or 19.8%, compared to $1.3 billion in the prior year period. The increase in net revenue was a combination of an increase of $185.4 million in acute care revenue from hospital operations, and an increase of $70.9 million in premium revenue from Health Choice.
For the nine months ended June 30, 2008, hospitals and other healthcare entities owned by us received approximately $7.3 million in acute care revenue from Health Choice, compared to $5.4 million in the prior year period. This net revenue was eliminated in our consolidated results.
Before eliminations, acute care revenue from our hospital operations for the nine months ended June 30, 2008, was $1.2 billion, an increase of $187.3 million or 19.3%, compared to $969.3 million in the prior year period. Excluding the impact of the supplemental Medicaid reimbursement, acute care revenue increased 21.2% for the nine months ended June 30, 2008, compared to the prior year period. Admissions and adjusted admissions increased 13.8% and 13.2%, respectively, for the nine months ended June 30, 2008, compared to the prior year period. Net patient revenue per adjusted admission increased 5.2% for the nine months ended June 30, 2008, compared to the prior year period. Excluding the impact of the supplemental Medicaid reimbursement, net patient revenue per adjusted admission increased 6.9% for the nine months ended June 30, 2008, compared to the prior year period.
On a same-facility basis, acute care revenue from our hospital operations increased 8.1% for the nine months ended June 30, 2008, compared to the prior year period. Excluding the impact of the supplemental Medicaid reimbursement, same-facility acute care revenue increased 9.8% for the nine months ended June 30, 2008, compared to the prior year period. Same-facility admissions and adjusted admissions increased by 2.2% and 2.9%, respectively, for the nine months ended June 30, 2008, while net patient revenue per adjusted admission increased 5.5%, compared to the prior year period. Excluding the impact of the supplemental Medicaid reimbursement, same-facility net patient revenue per adjusted admission increased 7.2% for the nine months ended June 30, 2008, compared to the prior year period. Same-facility pricing improvements during the nine months ended June 30, 2008, were attributable to increases in managed care reimbursement rates, which are beginning to moderate as a result of pricing pressure from managed care and other third-party payors, and a slight increase in overall acuity. Growth in revenue resulting from increased acuity is evidenced by increases in inpatient and outpatient surgical procedures, including orthopedic and bariatric cases, as well as other inpatient services related cardiology, infectious diseases and psychiatric services. Pricing improvements were partially offset by an overall increase in obstetrics related cases, as compared to the prior year period.
Net adjustments to estimated third-party payor settlements, also known as prior year contractuals, resulted in an increase in acute care revenue of $1.8 million for the nine months ended June 30, 2008, compared to a decrease in acute care revenue of $130,000 for the prior year period.
Premium revenue from Health Choice was $400.8 million for the nine months ended June 30, 2008, an increase of $70.9 million or 21.5%, compared to $329.9 million in the prior year period. The increase in premium revenue was the result of increases in premium rates in our Medicaid and Medicare product lines, as well as increased membership in our Medicaid product line. This growth was partially offset by slight declines in our Medicare membership resulting from strong competition for these enrollees from national managed care organizations.
Salaries and benefits - Salaries and benefits expense from our hospital operations for the nine months ended June 30, 2008, was $462.5 million, or 40.0% of acute care revenue, compared to $378.1 million, or 39.0% of acute care revenue in the prior year period. The increase in salaries and benefits as a percentage of acute care revenue is primarily the result of: (i) the impact of the supplemental Medicaid reimbursement program on acute care revenue in the prior year period, compared with the current year period; (ii) the implementation of our physician employment strategy in certain markets, primarily our Utah market; (iii) an increase in benefit costs associated with a growth in employee medical and pharmacy claims experience; (iv) labor-related costs at Mountain Vista, as acute care revenue continues to ramp-up; and (v) an increase in nursing orientation costs associated with nurses hired as a result of our relationships with local colleges and universities. The increase in salaries and benefits as a percentage of acute care revenue was partially offset by the prior year impact of a $3.1 million special compensation payment related to our April 2007 refinancing and recapitalization transaction.

Supplies - Supplies expense from our hospital operations for the nine months ended June 30, 2008, was $176.9 million, or 15.3% of acute care revenue, compared to $142.9 million, or 14.7% of acute care revenue in the prior year period. The increase in supply cost as a percentage of acute care revenue was primarily driven by: (i) the impact of the supplemental Medicaid reimbursement program on acute care revenue in the prior year period, compared with the current year period; (ii) the acquisitions of Glenwood and Alliance, and the opening of Mountain Vista, each of which have higher supply margins resulting from their service mix; and (iii) growth in higher acuity and supply utilization services, such as inpatient and outpatient surgical procedures.
Medical claims - Medical claims expense before eliminations for Health Choice increased $58.0 million to $340.9 million for the nine months ended June 30, 2008, compared to $282.9 million in the prior year period. Medical claims expense represents the amounts paid by Health Choice for healthcare services provided to its members. Medical claims expense as a percentage of premium revenue was 85.1% for the nine months ended June 30, 2008, compared to 85.8% in the prior year period. The improvement in medical claims expense as a percentage of premium revenue was driven by: (i) more favorable claims experience, including continued focus on managing medical costs, such as pharmacy and physician expenses; and (ii) leveraging medical costs against an increase in premium revenue.
Other operating expenses - Other operating expenses from our hospital operations for the nine months ended June 30, 2008, were $195.7 million, or 16.9% of acute care revenue, compared to $186.9 million, or 19.3% of acute care revenue in the prior year period. The decline in other operating expenses as a percentage of acute care revenue was driven by: (i) a reduction of professional fees incurred to provide indigent care services and the impact on acute care revenue related to the deferral of the supplemental Medicaid reimbursement program; (ii) a reduction in the use of purchased services due to changes in service mix; (iii) a decrease in expenses related to professional and general liability insurance costs resulting from continued improvements in claims experience; and (iv) reduced qui tam related legal fees and other expenses. Other operating expenses for the nine months ended June 30, 2008 and 2007, include $3.3 million and $8.1 million, respectively, in qui tam related legal fees and other expenses.
Provision for bad debts - Provision for bad debts from our hospital operations for the nine months ended June 30, 2008, was $120.8 million, or 10.4% of acute care revenue, compared to $94.8 million, or 9.8% of acute care revenue in the prior year period. The increase in the provision for bad debts as a percentage of acute care revenue is primarily attributable to: (i) the impact of the supplemental Medicaid reimbursement program on acute care revenue in the prior year period, compared with the current year period; (ii) continued growth in self-pay volume and revenue; (iii) an increase in volume of under-insured patients or patient balances after insurance, which are becoming increasingly difficult to collect, often as a result of economic factors beyond our control; and (iv) self-pay accounts associated with the acquired patient accounting system at Glenwood, which we have since converted to our standard patient accounting system. We continue to see the trend of increasing self-pay volume and revenue, as well as an increase in the volume of under-insured, as the primary drivers behind the increase in our provision for bad debts.
Interest expense, net - Interest expense, net of interest income, for the nine months ended June 30, 2008, was $58.5 million, compared to $50.2 million in the prior year period. This increase of $8.3 million was primarily due to: (i) a decrease in capitalized interest during the current year period, compared to the prior year period, as it relates primarily to the construction of Mountain Vista; and (ii) increased borrowings under our senior secured credit facilities, which includes the outstanding balance under our delayed draw term loan and use of our revolving credit facility, during the nine months ended June 30, 2008, compared to the prior year period. The increased interest expense resulting from additional debt balances was partially mitigated by declining interest rates, as borrowings under our senior secured credit facilities are subject to interest at variable rates. The weighted average interest rate of outstanding borrowings under the senior secured credit facilities was 6.0% for the nine months ended June 30, 2008, compared to 7.5% in the prior year period.
Depreciation and amortization - Depreciation and amortization expense for the nine months ended June 30, 2008, was $71.1 million, compared to $53.2 million in the prior year period. The increase of $18.0 million was primarily related to depreciation and amortization expense resulting from the acquisitions of Glenwood and Alliance, as well as additions to property and equipment made in connection with assets placed in service at Mountain Vista.

Income tax expense - We recorded a provision for income taxes from continuing operations of $28.7 million, resulting in an effective tax rate of 40.1%, for the nine months ended June 30, 2008, compared to $20.9 million, for an effective tax rate of 38.3% in the prior year period. Our effective tax rate in the prior year period was impacted by an adjustment to our state income taxes for fiscal 2006, which was recorded in the nine months ended June 30, 2007, as the tax returns were filed.
Net earnings from continuing operations - Net earnings from continuing operations increased $9.2 million to $42.8 million for the nine months ended June 30, 2008, compared to $33.6 million in the prior year period. Net earnings from continuing operations in the prior year period included a $6.2 million loss on extinguishment of debt, a $3.1 million special compensation payment related to our April 2007 refinancing and recapitalization transaction, and $3.4 million in business interruption insurance recoveries related to the temporary closure and disruption of operations at The Medical Center of Southeast Texas, as a result of Hurricane Rita.
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
As of June 30, 2008, we had $854.0 million in senior secured credit facilities. The $854.0 million senior secured credit facilities include: (i) a senior secured term loan of $439.0 million; (ii) a senior secured delayed draw term loan of $150.0 million; (iii) a senior secured revolving credit facility of $225.0 million, which includes a $100.0 million sub-limit for letters of credit; and (iv) a senior secured synthetic letter of credit facility of $40.0 million.
At June 30, 2008, amounts outstanding under our senior secured credit facilities consisted of $433.5 million under the term loan and $150.0 million under the delayed draw term loan. We also had $40.0 million and $2.4 million in letters of credit outstanding under the synthetic letter of credit facility and the revolving credit facility, respectively. For a further discussion of our debt arrangements, see the section below entitled “Debt Instruments.”
Including our senior secured credit facilities at June 30, 2008, we had available liquidity as follows (in millions):

Available cash and cash equivalents	$1.3
Available capacity under our senior secured revolving credit facility	222.6

Net available liquidity at June 30, 2008	$223.9

In addition to our available liquidity, we expect to generate significant operating cash flow in fiscal 2008. We will also utilize proceeds from our financing activities as needed.
Our growth strategy requires significant capital expenditures during fiscal 2008 and future years. We expect our capital expenditures for fiscal 2008 to be $135.0 million to $145.0 million, including the following significant expenditures:
•	$50.0 million to $55.0 million for the two patient tower expansions in Utah;
•	$40.0 million to $45.0 million for other growth and new business projects; and
•	$40.0 million to $45.0 million in replacement or maintenance related projects at our hospitals, including information systems projects.
At June 30, 2008, we had construction and other various projects in progress with an estimated cost to complete and equip over the next three years of approximately $75.2 million. The patient tower expansion projects at two of our Utah hospitals have projected costs totaling approximately $77.0 million to $82.0 million. As of June 30, 2008, we have spent approximately $32.3 million related to these tower projects. Additionally, in connection with the acquisition of Glenwood in January 2007, we have committed to spend $30.0 million for various expansion and renovation projects during our first four years of ownership. As of June 30, 2008, we have spent $7.0 million towards this capital commitment. We plan to finance our proposed capital expenditures with borrowings under our senior secured credit facilities, with cash generated from operations and with other capital sources that may become available.

On February 1, 2008, our wholly-owned subsidiary, IASIS Glenwood Regional Medical Center, LP, purchased a majority ownership interest in Ouachita Community Hospital, a ten-bed surgical hospital located in West Monroe, Louisiana. The purchase price for the majority ownership interest was approximately $16.8 million. This transaction was funded with borrowings under our senior secured credit facilities.
Based upon our current level of operations and anticipated growth, we believe we have sufficient liquidity to meet our cash requirements over the short-term (next 12 months) and over the next three years. In evaluating the sufficiency of our liquidity for both the short-term and long-term, we considered the expected cash flow to be generated by our operations, cash on hand and the available borrowings under our senior secured credit facilities, compared to our anticipated cash requirements for debt service, working capital, capital expenditures and the payment of taxes, as well as funding requirements for long-term liabilities.
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
Overview of Cash Flow Activities for the Nine Months Ended June 30, 2008 and 2007
Our cash flows are summarized as follows (in millions):

	Nine Months
	Ended June 30,
	2008	2007

Cash flows from operating activities — continuing operations	$59.3	$76.5
Cash flows from investing activities — continuing operations	(101.2)	(284.7)
Cash flows from financing activities — continuing operations	44.5	111.6

Operating Activities
Our primary sources of liquidity are cash flows provided by operations and our senior secured revolving credit facility. The decline in operating cash flows for the nine months ended June 30, 2008, compared to the prior year period, is primarily the result of the following factors: (i) the timing of payments related to accounts payable and other accrued expenses, including construction related invoices; (ii) the continued impact of the opening of Mountain Vista, as operations continue to ramp-up; and (iii) cash received in the prior year period related to the supplemental Medicaid reimbursement programs in Texas, in excess of amounts received in the current year period.
At June 30, 2008, we had $144.0 million in net working capital, compared to $75.5 million at September 30, 2007. Net accounts receivable decreased $2.6 million from $248.3 million at September 30, 2007, to $245.7 million at June 30, 2008. Our days revenue in accounts receivable from continuing operations at June 30, 2008, were 54, compared to 59 at June 30, 2007. Our same-facility days revenue in accounts receivable from continuing operations at June 30, 2008, were 55.
Investing Activities
Capital expenditures from continuing operations for the nine months ended June 30, 2008, were approximately $87.7 million. Significant items included the following:
•	$12.9 million related to the construction of the two patient towers in our Utah market;
•	$1.2 million for various expansion and renovation projects, including equipment, at our San Antonio hospital;
•	$6.7 million in hardware and software related to our advanced clinicals and other information systems projects, including systems integration at Glenwood and Alliance; and
•	$1.8 million for imaging and other diagnostic equipment, including 64-slice CT scanners and cardiac catheterization labs.
Additionally, investing activities for the nine months ended June 30, 2008, included $16.8 million associated with the acquisition of Ouachita Community Hospital in West Monroe, Louisiana.
Financing Activities
During the nine months ended June 30, 2008, pursuant to the terms of our senior secured credit facilities, we incurred net borrowings of $35.3 million, which included borrowings of $39.0 million under our delayed draw term loan, which has been fully drawn. Additionally, we repaid $2.6 million in capital leases and other debt obligations during the nine months ended June 30, 2008.
In connection with the sale of limited partner units at Odessa Regional Medical Center, Jordan Valley Medical Center, Davis Hospital and Medical Center and Salt Lake Regional Medical Center, during the nine months ended June 30, 2008, we raised $15.6 million in cash, net of related offering costs. Proceeds from the sale of these limited partner units will be used to fund capital expenditure needs at each respective facility.
Debt Instruments
As of June 30, 2008, we had two separate debt arrangements:
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
Principal under the senior secured term loan is due in 24 consecutive equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount ($439.0 million) during the first six years thereof, with the balance payable in four equal installments in year seven. Principal under the senior secured delayed draw term loan is due in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount ($150.0 million), beginning with the quarter ending September 30, 2008, and continuing until March 31, 2013, with the balance payable in four equal installments during the final year of the loan. Unless terminated earlier, the senior secured revolving credit facility has a single maturity of six years. The senior secured credit facilities are also subject to mandatory prepayment under specific circumstances, including a portion of excess cash flow, a portion of the net proceeds from an initial public offering, asset sales, debt issuances and specified casualty events, each subject to various exceptions.
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
At June 30, 2008, amounts outstanding under our senior secured credit facilities consisted of $433.5 million under the term loan and $150.0 million under the delayed draw term loan. We also had $40.0 million and $2.4 million in letters of credit outstanding under the synthetic letter of credit facility and the revolving credit facility, respectively. The weighted average interest rate of outstanding borrowings under our senior secured credit facilities was 4.8% and 6.0% for the quarter and nine months ended June 30, 2008, respectively.
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
$300.0 Million Holdings Senior PIK Loans
In fiscal 2007, IAS borrowed $300.0 million in Holdings Senior Paid-in-Kind (“PIK”) Loans, which mature June 15, 2014. Proceeds were used to repurchase certain preferred equity from the stockholders of IAS. The Holdings Senior PIK Loans bear interest at an annual rate equal to LIBOR plus 5.25%. The Holdings Senior PIK Loans rank behind our existing debt and will convert to cash-pay after five years, at which time accrued interest becomes payable. At June 30, 2008, the outstanding balance of the Holdings Senior PIK Loans was $336.5 million, which includes $36.5 million of interest that has accrued to the principal of these loans since the date of issuance.

Other
As of June 30, 2008, we provided a performance guaranty in the form of a letter of credit in the amount of $20.6 million for the benefit of AHCCCS to support our obligations under the Health Choice contract to provide and pay for healthcare services. The amount of the performance guaranty is based in part upon the membership in the plan and the related capitation revenue paid to us. Additionally, Health Choice maintains a minimum cash balance of $5.0 million.
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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure certain financial instruments and other items at fair value at specified election dates. We do not anticipate a material impact on our results of operations or financial position from the adoption of SFAS 159.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. At June 30, 2008, we had in place $854.0 million in senior secured credit facilities bearing interest at variable rates at specified margins above either the agent bank’s alternate base rate or its LIBOR rate. The senior secured credit facilities consisted of a $439.0 million, seven-year term loan, a $150.0 million senior secured delayed draw term loan, a $225.0 million, six-year senior secured revolving credit facility, and a $40.0 million senior secured synthetic letter of credit facility. Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates on our consolidated financial position, results of operations or cash flows would not be material. As of June 30, 2008, we had variable rate debt of approximately $583.5 million. Holding other variables constant, including levels of indebtedness, a 0.125% increase in interest rates would have had an estimated impact on pre-tax earnings and cash flows for the next twelve month period of $729,000. We have not taken any action to cover interest rate risk and are not a party to any interest rate market risk management activities.
We have $475.0 million in senior subordinated notes due December 15, 2014, with interest payable semi-annually at the rate of 8 3/4% per annum. At June 30, 2008, the fair market value of the outstanding 8 3/4% notes was $480.9 million, based upon quoted market prices as of that date.
Item 4T. Controls and Procedures
Evaluations of Disclosure Controls and Procedures
Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2008. Based on this evaluation, the principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports.
Changes in Internal Control Over Financial Reporting
During the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II.
OTHER INFORMATION
Item 1. Legal Proceedings
On March 31, 2008, the District Court dismissed with prejudice the qui tam complaint against IAS, our parent company. The qui tam action sought monetary damages and civil penalties under the FCA and included allegations that certain business practices related to physician relationships and the medical necessity of certain procedures resulted in the submission of claims for reimbursement in violation of the FCA. The case dates back three years to March 2005 and became the subject of a subpoena by the OIG in September 2005. In August 2007, the case was unsealed and became a private lawsuit after the Department of Justice declined to intervene. The United States District Judge dismissed the case from the bench at the conclusion of oral arguments on IAS’ motion to dismiss. On April 21, 2008, the court issued a written order dismissing the case with prejudice and entering formal judgment for IAS. On May 7, 2008, the qui tam relator’s counsel filed a Notice of Appeal to the United States Court of Appeals for the Ninth Circuit to appeal the District Court’s dismissal of the case. On May 21, 2008, IAS filed a Notice of Cross-Appeal to the United States Court of Appeals for the Ninth Circuit from a portion of the April 21, 2008 Order and, on July 21, 2008, IAS filed a Motion to Disqualify relator’s counsel related to their misappropriation of information subject to a claim of attorney-client privilege by IAS. Currently, the appeals process is expected to take 18 to 24 months to complete.
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
Changes In Laws And Regulations May Significantly Reduce Government Healthcare Spending And Our Revenue And May Require Us To Make Changes To Our Operations.
Governmental healthcare programs, principally Medicare and Medicaid, accounted for 39.8%, 38.9% and 39.7% of our hospitals’ net patient revenue for the years ended September 30, 2007, 2006 and 2005, respectively. In recent years, legislative changes have resulted in limitations on and, in some cases, reductions in levels of, payments to healthcare providers for certain services under many of these government programs. Further, legislative and regulatory changes have altered the method of payment for various services under the Medicare and Medicaid programs. Recently, CMS created new severity-adjusted diagnosis-related groups to replace the previous diagnosis-related groups under the inpatient prospective payment system. CMS expects the new severity-adjusted diagnosis related groups to better recognize severity of illness among patients. In addition, CMS finalized regulations that significantly expands the types of procedures that may be performed in an ASC, effective January 1, 2008. More Medicare procedures that are now performed in hospitals, such as ours, may be moved to ASCs, potentially reducing surgical volume in our hospitals.
We believe that hospital operating margins across the country, including ours, have been and may continue to be under pressure because of limited pricing flexibility and growth in operating expenses in excess of the increase in prospective payments under the Medicare program. Further, DEFRA, signed into law on February 8, 2006, includes Medicaid cuts of approximately $4.8 billion over five years. A congressional committee has estimated based on information provided by state Medicaid programs that proposed legislative and regulatory changes, if implemented, would reduce federal Medicaid funding by an additional $49.7 billion over five years. The implementation of many of these proposed changes is subject to a statutorily-mandated moratorium expiring in April 2009. In addition, a number of states are experiencing budget problems and have adopted or are considering legislation designed to reduce their Medicaid expenditures and to provide universal coverage and additional care, including enrolling Medicaid recipients in managed care programs and imposing additional taxes on hospitals to help finance or expand states’ Medicaid systems.

In addition, changes to laws and regulations or to their interpretation, including recent changes to the regulations implementing the federal Stark law, may require us to make modifications to our facilities, joint venture arrangements, equipment, services, capital expenditure programs or operations. It is uncertain what impact any such changes might have on the results of our operations.
Congress Is Considering And May Enact Legislation That Would Impose Significant Restrictions On Hospitals That Have Physician Owners, Including Our Hospitals That Have Physician Owners.
During 2007 and 2008, both houses of the U.S. Congress passed separate bills that included provisions that would eliminate or significantly restrict the exception to the Stark Law that permits physician ownership of a whole hospital (the “whole hospital exception”). While the whole hospital exception provisions in these bills did not become law, further legislation is currently pending in Congress that may restrict or prohibit physician ownership of hospitals. This issue continues to attract significant interest in Congress. We are unable to predict whether Congress will enact any legislation that contains provisions that restrict or eliminate the whole hospital exception. If legislation restricting or eliminating the whole hospital exception becomes law, we could be required to unwind the physician ownership of several of our hospitals, resulting in a repurchase of minority partners’ interests, or such hospitals could be subject to significant restrictions on their future expansion or current operations, among other areas. We are unable to predict what impact this would have on our business, financial condition and results of operations.
We May Incur Material Fees, Costs and Expenses In Connection With An Appeal of the Court Order Dismissing With Prejudice the Qui Tam Action And Investigation of IAS.
On March 31, 2008, the District Court dismissed with prejudice the qui tam complaint against IAS, our parent company. The qui tam action sought monetary damages and civil penalties under the FCA and included allegations that certain business practices related to physician relationships and the medical necessity of certain procedures resulted in the submission of claims for reimbursement in violation of the FCA. The case dates back three years to March 2005 and became the subject of a subpoena by the OIG in September 2005. In August 2007, the case was unsealed and became a private lawsuit after the Department of Justice declined to intervene. The United States District Judge dismissed the case from the bench at the conclusion of oral arguments on IAS’ motion to dismiss. On April 21, 2008, the court issued a written order dismissing the case with prejudice and entering formal judgment for IAS. On May 7, 2008, the qui tam relator’s counsel filed a Notice of Appeal to the United States Court of Appeals for the Ninth Circuit to appeal the District Court’s dismissal of the case. On May 21, 2008, IAS filed a Notice of Cross-Appeal to the United States Court of Appeals for the Ninth Circuit from a portion of the April 21, 2008 Order and, on July 21, 2008, IAS filed a Motion to Disqualify relator’s counsel related to their misappropriation of information subject to a claim of attorney-client privilege by IAS. Currently, the appeals process is expected to take 18 to 24 months to complete. If the appeal of the order dismissing the qui tam action with prejudice was to be resolved in a manner unfavorable to us, it could have a material adverse effect on our business, financial condition and results of operations, including exclusion from the Medicare and Medicaid programs. In addition, we may incur material fees, costs and expenses in connection with an appeal of the court order dismissing with prejudice the qui tam litigation.

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

IASIS HEALTHCARE LLC
Date: August 13, 2008	By:	/s/ John M. Doyle
John M. Doyle
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.