Form 10-K
period 2008-09-30
IASIS Healthcare LLC
filed 2008-12-12
CIK 1294632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008
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
Registrant’s telephone number, including area code: (615) 844-2747
Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☑ NO ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐

Non-Accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
As of December  12, 2008, 100% of the registrant’s common interests outstanding (all of which are privately owned and are not traded on any public market) were owned by IASIS Healthcare Corporation, its sole member.

i

IASIS HEALTHCARE LLC
PART I
Item 1. Business.
Company Overview
We are a leading owner and operator of medium-sized acute care hospitals in high-growth urban and suburban markets. We operate our hospitals with a strong community focus by offering and developing healthcare services targeted to the needs of the markets we serve, promoting strong relationships with physicians and working with local managed care plans. As of September 30, 2008, we owned or leased 15 acute care hospital facilities and one behavioral health hospital facility with a total of 2,644 beds in service. Except for West Monroe, Louisiana, each of our hospital facilities is located in a region that has a projected population growth rate in excess of the national average. We operate in the following regions:
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
We also own and operate Health Choice Arizona, Inc. (“Health Choice” or the “Plan”), a Medicaid and Medicare managed health plan in Phoenix that served over 145,000 members as of September 30, 2008.
For the year ended September 30, 2008, we generated net revenue of approximately $2.1 billion, of which approximately 73.8% was derived from our acute care segment.
Our principal executive offices are located at Dover Centre, 117 Seaboard Lane, Building E, Franklin, Tennessee 37067 and our telephone number at that address is (615) 844-2747. Our Internet website address is www.iasishealthcare.com. Information contained on our website is not part of this annual report on Form 10-K.
In this report, unless we indicate otherwise or the context requires, “we,” “us,” “our” or “our company” refers to IASIS Healthcare LLC (“IASIS”) and its consolidated subsidiaries. Our parent company, IASIS Healthcare Corporation (“IAS”), is our sole member.
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

Provide High-Quality Services. We strive to provide high-quality services at each of our facilities. This includes monitoring and tracking clinical performance and patient safety, which is a focus of all our hospitals. We believe that the measurement of quality of care has become an increasingly important factor in third-party reimbursement, as well as in negotiating preferred managed care contracting rates. Reflecting our commitment to the quality of care and in an effort to maximize our reimbursement, we have implemented an advanced clinical information system at all of our hospitals, providing us with more timely availability of key clinical care data. We believe that this system helps us enhance patient safety, reduce medical errors through bar coding, increase staff time available for direct patient care and continue to meet or exceed quality of care indicators for reimbursement. Our success at delivering high-quality services is evidenced by items such as:
•	dedicated corporate and hospital resources, including a Chief Quality Officer;

•	on-going training and education of both medical and non-medical personnel;

•	utilizing our hospital medical management quality program (HMMQP) to drive improvements in case management and quality of care;

•	focus on information systems;

•	The Joint Commission accreditation at all hospitals;

•	centers of excellence within our hospitals, across many different service lines;

•	HealthGrades 5 Star ratings and top 5% of Hospitals awards at various hospitals;

•	Solucient’s Top 100 Hospital Awards for process improvements at certain hospitals; and

•	various other independent ratings.
Strategically Invest in Our Markets to Expand Services and Increase Revenue. We are continually engaged in strategic investments in our markets to expand services and increase revenue. Over the past two years, we have invested over $200.0 million in growth capital expenditures at our existing facilities, which includes various expansion and renovation projects, along with upgrades in imaging and other diagnostic equipment. Additionally, we opened Mountain Vista Medical Center (“Mountain Vista”) in Mesa, Arizona, on July 23, 2007, which we believe will be a leading acute care hospital in this high growth service area. Construction is underway on patient tower expansion projects at two of our Utah hospitals, which will further enhance our presence in the Salt Lake City area. We expect to complete these projects in fiscal 2009. Estimated cost to complete these patient tower projects, along with various other growth projects in progress, was $55.8 million at September 30, 2008. Capital expenditures also include upgrades in hardware and software related to our advanced clinicals and other information systems.
Our disciplined approach to investing our capital includes analyzing demographic data, using our advanced information systems to identify the profitability of our product lines and consulting with physicians and payors to prioritize the healthcare needs of the communities we serve. Recent investments have increased our revenue and local presence by focusing on:
•	upgrading and expanding specialty services and surgical capacity, including cardiology, orthopedics, women’s services and sub-acute care;

•	expanding emergency room capacity;

•	updating our technology in surgery, such as robotic surgery, diagnostic imaging and other medical equipment;

•	increasing capacity and utilization of inpatient services at certain of our hospitals; and

•	enhancing the convenience and quality of our outpatient services, including expansion of outpatient surgery, imaging and other specialty services.

Employing Physicians to Meet Community Needs in Certain Markets. In response to the competitive environment in certain of our growing markets and based on the needs of those communities, we have implemented a strategy of employing primary care and specialty physicians. During fiscal 2008, this strategy has required significant investment in labor costs, as well as corporate and information systems infrastructure associated with physician practice management. We expect this strategy will provide greater physician specialty coverage in our primary service areas, as well as expanded physician coverage for our emergency departments. While we plan to continue employing physicians over the near term, the underlying employment agreements generally include customary termination provisions should we determine that such a strategy is no longer needed to maintain our market competitiveness or serve community needs.
Recruit and Retain Quality Physicians. Consistent with community needs and regulatory requirements, we intend to continue to recruit and retain quality physicians for our medical staffs and maintain their loyalty to our facilities by:
•	dedicating corporate personnel and resources to physician recruitment;

•	equipping our hospitals with technologically advanced equipment;

•	enhancing physician convenience and access, including the development of medical office space on or near our hospital campuses;

•	sponsoring training programs to educate physicians on advanced medical procedures; and

•	allowing physicians to remotely access clinical data through our information systems, facilitating more convenient and timely patient care.
Continue to Develop Favorable Managed Care Relationships. Managed care rate increases have moderated recently as a result of pricing pressures from payors. In addition, the consolidation of payors in certain of our markets, as well as general economic conditions impacting enrollment in managed care plans, may affect reimbursement from managed care organizations in future periods. While more difficult than in previous years, we believe that by maintaining market-based relationships, we will be able to continue to negotiate reasonable terms with managed care plans, enter into contracts with additional managed care plans and align reimbursement with acuity of services. Additionally, our advanced information systems improve our hospitals’ ability to administer managed care contracts, helping to ensure that claims are adjudicated correctly. We believe that the broad geographic coverage of our hospitals in certain of the regions in which we operate increases our attractiveness to managed care plans in those areas.
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
Although we expect our business strategy to increase our patient volumes and reimbursement, certain risk factors could offset those increases to our net revenue. Please see Item 1A., “Risk Factors” beginning on page 25 for a discussion of risk factors affecting our business.
Our Markets
Our hospitals are located in regions with some of the fastest growing populations in the United States.
Salt Lake City, Utah
We operate four acute care hospital facilities with a total of 539 licensed beds in the Salt Lake City area. The population in this area is projected to grow by 5.9% from 2007 to 2012, which is approximately 1.3 times above the projected national average growth rate. We believe our hospitals in Utah benefit from attractive strategic locations. We also believe the reimbursement environment in Utah is favorable, with the majority of our net patient revenue derived from managed care payors. For the year ended September 30, 2008, we generated approximately 27.9% of our total acute care revenue in this market.

Over the past four fiscal years we have completed expansion projects at our existing facilities in this market totaling $65.0 million. These projects have provided additional capacity for women’s services, inpatient and outpatient surgery, emergency rooms, inpatient psychiatric and various diagnostic services, along with upgraded imaging technology. In addition, we expect to spend approximately $55.0 million to $60.0 million in fiscal 2009 on new services and various other renovation and expansion projects in the Salt Lake City area, including patient tower expansions at Jordan Valley Medical Center and Davis Hospital and Medical Center, and emergency room and intensive care unit expansions at Salt Lake Regional Medical Center. Our significant capital investments in our Salt Lake City area facilities are yielding strong returns.
As a result of strong competition for patients in the Salt Lake City area, managed care organizations have aligned themselves with certain provider networks in this market. In response to this and other competitive factors, we have implemented a strategy to employ physicians in general and specialty practices. We believe this strategy will also allow our hospitals to more effectively meet the needs of the communities we serve in this market. While we anticipate that our physician employment strategy will help us compete more effectively in this market, we are unable to provide any assurance regarding the success of our strategy.
Phoenix, Arizona
We operate three acute care hospital facilities and one behavioral health hospital facility with a total of 621 licensed beds in the Phoenix area. The population in this area is projected to grow by 14.1% from 2007 to 2012, which is nearly 3.1 times the projected national average growth rate. The population in the primary service area for Mountain Vista is projected to grow 20.7% from 2007 to 2012. However, recent economic events have had a negative impact on tourism and property values, which could have the effect of slowing population growth in this area. As Mountain Vista’s operations and medical staff mature to its full potential, we believe it will be a state-of-the-art market leader. Additionally, we believe we can continue to achieve growth in this market through the expanded capacity provided by Mountain Vista, as well as continued focus on profitable product lines in our other facilities, such as outpatient imaging, psychiatric and orthopedic services. For the year ended September 30, 2008, exclusive of Health Choice, we generated approximately 18.5% of our total acute care revenue in this market.
The population growth in the Phoenix area, coupled with local nursing shortages, has resulted in greater contract labor utilization compared to our other markets. This shortage has moderated recently due to the general economic conditions in the Phoenix area and the resulting impact on the availability of nursing and other healthcare labor. Additionally, utilization of our advanced information systems has resulted in improved monitoring of staffing efficiencies and labor cost. We have also implemented a comprehensive nurse recruiting and retention plan to address this issue, as well as expanded our relationships with local colleges and universities, which includes sponsorship of nursing scholarship programs.
The lease agreements to operate Mesa General Hospital (“Mesa General”), located in Mesa, Arizona, and Biltmore Surgery Center (“Biltmore”), located in Phoenix, Arizona, expired by their terms on July 31, 2008 and September 30, 2008, respectively. We discontinued services at Mesa General on May 31, 2008 and Biltmore on April 30, 2008.
Tampa-St. Petersburg, Florida
We operate three acute care hospital facilities with a total of 688 licensed beds in the Tampa-St. Petersburg area. The population in this area is projected to grow by 8.1% from 2007 to 2012, which is approximately 1.8 times the projected national average growth rate. Florida has a large Medicare population and high managed care penetration. For the year ended September 30, 2008, we generated approximately 14.3% of our total acute care revenue in this market.
Certain material capital projects, including the addition of new beds or services, require regulatory approval under Florida’s certificate of need program. Our ability to expand operations in this market is restricted by such requirements, as well as the impact of current economic conditions on tourism in the area. However, we believe we can maintain our competitive position in the Tampa-St. Petersburg market through maintaining and improving quality of services and focusing on profitable product lines, such as orthopedic, psychiatric, bariatric, outpatient imaging and non-invasive radiosurgery services.

Texas
We operate three acute care hospital facilities with a total of 747 licensed beds in San Antonio, Odessa, and Port Arthur, Texas. The weighted average projected population growth rate for these cities from 2007 to 2012 is 6.5%, which is approximately 1.4 times the projected national average growth rate. We believe our facilities in Texas benefit from favorable reimbursement rates and the lack of a single dominant competitor in their service areas. For the year ended September 30, 2008, we generated approximately 25.0% of our total acute care revenue in this market.
Effective May 31, 2007, we acquired Alliance Hospital (“Alliance”) in Odessa, Texas, with a total of 50 licensed beds. Upon acquisition, the operations of Alliance were immediately merged into Odessa Regional Hospital (“Odessa”) to form Odessa Regional Medical Center, which allowed us to combine the expertise of these two facilities into a comprehensive medical center, located on one campus. Odessa is highly regarded for both its general acute and women’s services, including maternity, newborn and neonatal intensive care. Alliance was well known for its cardiovascular care, orthopedics, and vascular and urology services.
During fiscal 2008, we completed capital projects at Southwest General Hospital, which includes the expansion of our cardiology program to include cardio-thoracic services, along with expansion of obstetric, neonatology and surgical services. We expect to make capital expenditures of approximately $22.0 million to $27.0 million in Texas during fiscal 2009, which includes the expansion of neonatology services at Odessa, and an upgrade of imaging and other diagnostic equipment.
In September 2008, The Medical Center of Southeast Texas, located in Port Arthur, Texas, was closed twice for evacuation due to Hurricanes Gustav and Ike. The hospital experienced a significant disruption of operations that resulted in a loss of volume and revenue due to these evacuations and water intrusion damage sustained during Hurricane Ike. As a result, our operating results included $3.6 million in estimated property damage at the hospital.
Las Vegas, Nevada
We operate North Vista Hospital, with a total of 185 licensed beds, in Las Vegas. The population in this area is projected to grow by 17.2% from 2007 to 2012, at approximately 3.7 times the projected national average growth rate, which would make it one of the fastest growing populations in the United States. However, recent economic events have had a negative impact on tourism, property values and the gaming industry, which could have the effect of slowing population growth in this area. Additionally, as a result of the current economic downturn and a significant decline in tax revenues, the state of Nevada indicated that it is projecting a budget shortfall for fiscal 2009. Along with other budget cuts in certain programs, the state announced a 7.0% reduction in Medicaid inpatient hospital rates effective September 1, 2008. We believe this may potentially impact our revenues, as this hospital typically experience a higher than normal level of Medicaid volume. Despite these challenges, we plan to continue improvements in the operating performance of North Vista Hospital by continuing our focus on operational excellence, including expansion of bariatric and psychiatric services and other profitable product lines, as well as focusing on managed care contracting. For the year ended September 30, 2008, we generated approximately 7.3% of our total acute care revenue in this market.
West Monroe, Louisiana
We operate Glenwood Regional Medical Center (“Glenwood”) with a total of 237 licensed beds, in West Monroe, Louisiana, which we acquired effective January 31, 2007. Glenwood has a growing service area with a population of approximately 150,000. Medical services provided by Glenwood and its physicians cover 28 specialties and subspecialties, and include awards for cardiology and hip replacement services. For the year ended September 30, 2008, we generated approximately 7.0% of our total acute care revenue in this market.
We expect to spend approximately $30.0 million in renovation and other expansion projects at Glenwood during our first four years of ownership. During fiscal 2009, we anticipate completing various capital projects at the facility, with an emphasis on expanding the hospital’s cardiovascular program, expanding and renovating operating rooms, and purchasing new diagnostic imaging and other equipment. We believe that with these and future strategic capital investments, Glenwood will yield a strong return on capital.

Effective February 1, 2008, we purchased a majority ownership interest in Ouachita Community Hospital (“Ouachita”), a ten-bed surgical hospital located in West Monroe, Louisiana. The purchase price for the majority ownership interest was approximately $16.8 million. We believe this acquisition provides a strategic opportunity to expand surgical capacity and develop a more favorable managed care relationship by expanding our market presence.
Our Properties
We operate 15 acute care hospital facilities and one behavioral health hospital facility. As of September 30, 2008, we owned 14 and leased one of our hospital facilities. Seven of our acute care hospitals have third-party investors. The following table contains information concerning our hospitals.

		Licensed
Hospitals	City	Beds
Utah
Davis Hospital & Medical Center (1)	Layton	136
Jordan Valley Medical Center (2)	West Jordan	96
Pioneer Valley Hospital (3)	West Valley City	139
Salt Lake Regional Medical Center (4)	Salt Lake City	168
Arizona
Mountain Vista Medical Center (5)	Mesa	178
St. Luke’s Medical Center (6)	Phoenix	356
Tempe St. Luke’s Hospital	Tempe	87
Florida
Memorial Hospital of Tampa	Tampa	180
Palms of Pasadena Hospital	St. Petersburg	307
Town & Country Hospital	Tampa	201
Nevada
North Vista Hospital	Las Vegas	185
Texas
Odessa Regional Medical Center (7)	Odessa	196
Southwest General Hospital (8)	San Antonio	327
The Medical Center of Southeast Texas (9)	Port Arthur	224
Louisiana
Glenwood Regional Medical Center (10)	West Monroe	247

Total		3,027

(1)	Owned by a limited partnership in which we own a 96.2% interest.

(2)	On July 1, 2007, Jordan Valley Medical Center acquired Pioneer Valley Hospital, a wholly-owned subsidiary of IASIS. The combined entity is owned by a limited partnership in which we own a 95.6% interest.

(3)	A separate campus of Jordan Valley Medical Center, which is leased under an agreement that expires on January 31, 2019. We have options to extend the term of the lease through January 31, 2039.

(4)	Owned by a limited partnership in which we own an 97.8% interest.

(5)	Owned by a limited partnership in which we own an 90.8% interest.

(6)	Includes St. Luke’s Behavioral Hospital, which has 124 licensed beds.

(7)	Owned by a limited partnership in which we own an 87.7% interest.

(8)	Owned by a limited partnership in which we own a 93.7% interest.

(9)	Owned by a limited partnership in which we own an 87.9% interest.

(10)	Includes Ouachita, a surgical hospital with 10 licensed beds.

We also operate and lease medical office buildings in conjunction with our hospitals. These office buildings are occupied primarily by physicians who practice at our hospitals.
Hospital Operations
Our senior management team has extensive multi-facility operating experience and focuses on maintaining clinical and operational excellence at our facilities. At each hospital we operate, we have implemented policies and procedures to improve the hospital’s operating and financial performance. A hospital’s local management team is generally comprised of a chief executive officer, chief financial officer and chief nursing officer. Local management teams, in consultation with our corporate staff, develop annual operating plans setting forth quality and patient satisfaction goals, revenue growth and operating profit strategies. These strategies can include the expansion of services offered by the hospital, the recruitment and employment of physicians in each community, plans to enhance quality of care and improvements in operating efficiencies to reduce costs. We believe that the competence, skills and experience of the management team at each hospital is critical to the hospital’s success because of its role in executing the hospital’s operating plan. Our performance-based compensation program for each local management team is based upon the achievement of qualitative and quantitative goals set forth in the annual operating plan. Our hospital management teams are advised by boards of trustees that include members of hospital medical staffs, as well as community leaders. Each board of trustees establishes policies concerning medical, professional and ethical practices, monitors such practices and is responsible for ensuring that these practices conform to established standards.
Factors that affect demand for our services include:
•	local economic conditions;

•	the geographic location of our hospital facilities and their convenience for patients and physicians;

•	our participation in managed care programs;

•	utilization management practices of managed care plans;

•	consolidation of managed care payors;

•	capital investment at our facilities;

•	the quality of our medical staff;

•	competition from other healthcare providers;

•	the size of and growth in local population; and

•	improved treatment protocols as a result of advances in medical technology and pharmacology.
We believe that the ability of our hospitals to meet the healthcare needs of their communities is determined by the:
•	level of physician support;

•	availability of nurses and other healthcare professionals;

•	quality, skills and compassion of our employees;

•	breadth of our services;

•	physical capacity and level of technological advancement at our facilities; and

•	emphasis on quality of care.
We continuously evaluate our services with the intention of improving quality of care, expanding our profitable lines of business and improving our business mix. We use our advanced information systems to perform detailed clinical process reviews and product line margin analyses and monitor the profitability of the services provided at our facilities. We employ these analyses to capitalize on price and volume trends through the expansion and improvement of certain services. We use our information systems to monitor patient care and other quality of care assessment activities on a continuing basis.

Sources of Acute Care Revenue
We receive payment for patient services primarily from:
•	the federal government, primarily under the Medicare program;

•	state Medicaid programs, including managed Medicaid plans;

•	managed care payors, including health maintenance organizations, preferred provider organizations and managed Medicare plans; and

•	individual patients and private insurers.
The following table presents the approximate percentages of our hospitals’ net patient revenue from these sources:

	Years Ended September 30,
Payor Source	2008	2007	2006
Medicare	23.8%	22.8%	23.8%
Managed Medicare	2.6	2.1	1.9
Medicaid	5.3	5.2	5.0
Managed Medicaid	8.2	9.0	8.4
Managed care	48.1	49.5	48.7
Self-pay and other	12.0	11.4	12.2

Total(1)	100.0%	100.0%	100.0%

(1)	For the years ended September 30, 2008, 2007 and 2006, net patient revenue comprised 73.3%, 73.8% and 73.0%, respectively, of our consolidated net revenue.
Our hospitals offer discounts from established charges to managed care plans if they are large group purchasers of healthcare services. These discount programs generally limit our ability to increase net patient revenue in response to increasing costs. Patients generally are not responsible for any difference between established hospital charges and amounts reimbursed for such services under Medicare, Medicaid, health maintenance organizations, preferred provider organizations or private insurance plans. Patients generally are responsible for services not covered by these plans, and exclusions, deductibles or co-insurance features of their coverage. Collecting amounts due from patients is more difficult than collecting from governmental programs, managed care plans or private insurers. Increases in the population of uninsured individuals, changes in the states’ indigent and Medicaid eligibility requirements, continued efforts by employers to pass more out-of-pocket healthcare costs to employees in the form of increased co-payments and deductibles, and the current economic climate have resulted in an increase in our provision for bad debts. During the third quarter of fiscal 2006, we implemented an uninsured discount program offering discounts to all uninsured patients receiving healthcare services who do not qualify for assistance under state Medicaid, other federal or state assistance plans or charity care.
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
Under the inpatient prospective payment system, a hospital receives a fixed payment based on the patient’s assigned diagnosis related group. The diagnosis related group classifies categories of illnesses according to the estimated intensity of hospital resources necessary to furnish care for each principal diagnosis. The diagnosis related group rates for acute care hospitals are based upon a statistically normal distribution of severity. When treatments for patients fall well outside the normal distribution, providers may receive additional payments known as outlier payments. The diagnosis related group payments do not consider a specific hospital’s actual costs but are adjusted for geographic area wage differentials. Inpatient capital costs for acute care hospitals are reimbursed on a prospective system based on diagnosis related group weights multiplied by geographically adjusted federal weights. In the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“Medicare Modernization Act”), Congress equalized the diagnosis related group payment rate for urban and rural hospitals at the large urban rate for all hospitals for discharges on or after April 1, 2003. In 2006 and 2007, the Centers for Medicare and Medicaid Services (“CMS”) issued final rules that refined the diagnosis-related group payment system and created new severity-adjusted diagnosis-related groups to replace the previous diagnosis-related groups. CMS created these new severity-adjusted diagnosis-related groups to better recognize severity of illness among patients. Other Medicare payment changes may also affect our net revenue.

The diagnosis related group rates are adjusted each federal fiscal year and have been affected by federal legislation. The index used to adjust the diagnosis related group rates, known as the “market basket index,” gives consideration to the inflation experienced by hospitals and entities outside of the healthcare industry in purchasing goods and services. However, in past years the percentage increases to the diagnosis related group rates have been lower than the percentage increases in the costs of goods and services purchased by hospitals. Based on the historical adjustments to the market baskets, future legislation or rulemaking may decrease the future rate of increase for diagnosis related group payments or make other changes to the diagnosis related groups, but we are unable to predict the amount of the reduction. For federal fiscal year 2009, CMS has issued a final rule updating the diagnosis-related group payment system rates by the full market basket of 3.6%. However, this rule reduces payment rates in fiscal year 2009 by 0.9% to eliminate what CMS estimates will be the effect of coding or classification changes as a result of hospitals implementing the new severity adjusted diagnosis-related groups.
Quality of care provided is becoming an increasingly important factor in Medicare reimbursement. The Medicare Modernization Act provides for diagnosis related group rate increases at the full market basket, if the facility submits data for certain patient care indicators to the Secretary of Health and Human Services. Initially, CMS required the reporting of 10 quality measures. As required by the Deficit Reduction Act of 2005 (“DEFRA”), CMS has expanded, through a series of rulemakings, the number of patient care indicators that hospitals must report. On October 30, 2008, CMS announced a final rule that expands to 44 the number of quality measures that hospitals are required to report in order to qualify for the full market basket update to the inpatient prospective payment system in fiscal year 2010. Those hospitals not submitting the required data will receive an increase in payment equal to the market basket minus two percentage points. We currently have the ability to monitor our compliance with the quality indicators and intend to submit the quality data required to receive the full market basket pricing update when appropriate.
Beginning in federal fiscal year 2009, Medicare will not pay hospitals additional amounts for the treatment of certain preventable adverse events, also known as hospital-acquired conditions, unless the condition was present at admission. DEFRA required CMS to select at least two hospital-acquired conditions for which hospitals will not receive additional payment unless the conditions were present on admission to the hospital. CMS has selected eleven such hospital-acquired conditions, six of which are classified as “serious preventable adverse events” or “never events.” DEFRA provides that CMS may revise the list of conditions from time to time, and CMS is seeking comment on additional proposed conditions. Additionally, CMS has issued a report proposing a value-based purchasing system, which would phase out the current quality reporting system, making a portion of hospital payments contingent on actual performance against specified measures. It is uncertain whether such a program will be implemented.
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
CMS reimburses hospital outpatient services and certain Medicare Part B services furnished to hospital inpatients who have no Part A coverage on a prospective payment system basis. CMS uses fee schedules to pay for physical, occupational and speech therapies, durable medical equipment, clinical diagnostic laboratory services and nonimplantable orthotics and prosthetics.

All services paid under the prospective payment system for hospital outpatient services are classified into groups called ambulatory payment classifications or “APCs.” Services in each APC are similar clinically and in terms of the resources they require. A payment rate is established for each APC. CMS increased the conversion factor for calendar year 2008 by approximately 3.3%. CMS has published a final rule updating the conversion factor for calendar year 2009 using a market basket of 3.6%. We anticipate that future legislation may decrease the future rate of increase for APC payments, but we are unable to predict the amount of the reduction.
Under the outpatient prospective payment system, hospitals may receive additional amounts known as “pass-through payments” for using new technology, but the total amount of pass-through payments in a calendar year is subject to a cap. For calendar year 2004 and subsequent years, the cap has been reduced to 2.0% of projected total payments under the hospital outpatient prospective payment system. CMS has announced that pass-through payments for calendar year 2009 will not be reduced because these payments are not expected to exceed the statutory cap. CMS may implement reductions in the pass-through payments in future years to reflect the cap.
On November 1, 2007, CMS announced a final rule that requires hospitals to submit quality data regarding seven measures relating to outpatient care in order to receive the full market basket increase under the outpatient prospective payment system beginning in calendar year 2009. On October 30, 2008, CMS announced a final rule that increases to 11 the number of quality measures relating to outpatient care that hospitals must submit to receive the full market basket increase under the outpatient prospective payment system in calendar year 2010. Hospitals that fail to submit such data will receive the market basket update minus two percentage points for the outpatient prospective payment system.
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
Inpatient rehabilitation hospitals and designated units were fully transitioned from a reasonable cost reimbursement system to a prospective payment system in 2002. Under this prospective payment system, patients are classified into case mix groups based upon impairment, age, co-morbidities and functional capability. Inpatient rehabilitation facilities are paid a predetermined amount per discharge that reflects the patient’s case mix group and is adjusted for area wage levels, low-income patients, rural areas and high-cost outliers. For federal fiscal year 2008, CMS updated the payment rate for inpatient rehabilitation facilities by the full market basket rate of 3.2%. The Medicare, Medicaid and SCHIP Extension Act of 2007 (“MMSEA”), however, changed the market basket increase factor for fiscal year 2008 from 3.2% to 0% for discharges occurring after April 1, 2008. MMSEA also provided for no update to the conversion factor for fiscal year 2009.
On May 7, 2004, CMS issued a final rule modifying the criteria for classification as an inpatient rehabilitation facility as a result of data indicating that most facilities do not meet the existing criteria. Under the previous requirements, in order for a facility to be considered an inpatient rehabilitation facility, at least 75% of the facility’s inpatient population during the most recent 12-month cost reporting period must have required intensive rehabilitation services for one or more of ten specified conditions. A subsequent rule expanded the list of specified conditions to 13, and subsequent legislation and regulations temporarily reduced the percentage of the patient population who must have one of the specified conditions. For cost reporting periods beginning on or after July 1, 2007, CMS required 65% of the patient population to have one of the specified conditions. The MMSEA reduced this threshold to 60%. As of September 30, 2008, we operated seven inpatient rehabilitation units within our hospitals.

In 2004, CMS published a final rule to implement a prospective payment system for inpatient psychiatric facilities effective for cost report periods beginning on or after January 1, 2005, with a three year transition period from the former cost-based system. For cost reporting periods beginning on or after January 1, 2008, inpatient psychiatric facilities are paid based on 100% of the prospective payment system. Under this prospective payment system, inpatient psychiatric facilities receive a federal per diem base rate that is based on the sum of the average routine operating, ancillary and capital costs for each patient day of psychiatric care in an inpatient psychiatric facility, adjusted for budget neutrality. This federal per diem base rate is further adjusted to reflect certain patient and facility characteristics, including patient age, certain diagnostic related groups, facility wage index adjustment, and facility rural location. The payment rates are adjusted annually on a July 1 update cycle. Inpatient psychiatric facilities receive additional outlier payments for cases in which estimated costs for the case exceed an adjusted threshold amount plus the total adjusted payment amount for the stay. CMS updated payments for rate year 2009 by 3.2%. As of October 1, 2008, we operated one behavioral health hospital facility and four specially designated psychiatric units that are subject to these rules.
On July 16, 2007 CMS issued final regulations that change payment for procedures performed in an ambulatory surgery center (“ASC”) effective January 1, 2008. Under this rule, ASC payment groups increased from nine clinically disparate payment groups to the 221 APCs used under the outpatient prospective payment system for these surgical services. CMS intended the rates for procedures performed in an ASC setting under this revised system to equal 65% of the corresponding rates paid for the same procedures performed in an outpatient hospital setting. Because the new payment system has significantly impacted payments for certain procedures, CMS established a four year transition period for implementing the revised rates. In addition, CMS significantly expanded the types of procedures that may be performed in ASCs. More Medicare procedures that are now performed in hospitals, such as ours, may be moved to ASCs, potentially reducing surgical volume in our hospitals. ASCs may experience decreased reimbursement depending on their service mix. Also, more Medicare procedures that are now performed in ASCs may be moved to physicians’ offices. In addition, federal law does not permit CMS to increase ASC payment rates for calendar year 2009. Currently, we do not believe that these changes have had or will have a material adverse impact on our results of operations or cash flows.
The Medicare Modernization Act established the Recovery Audit Contractor (“RAC”) three-year demonstration program. Under this program, CMS contracts with third-parties to conduct post-payment reviews on a contingency fee basis to detect and correct improper payments in the fee-for-service Medicare program. Beginning in 2005, CMS contracted with three different RACs to conduct these reviews in California, Florida and New York. The program was expanded in August 2007 to include Massachusetts and South Carolina. The Tax Relief and Health Care Act of 2006 made the RAC program permanent and mandates its nationwide expansion by 2010. CMS has awarded contracts to four RACs that will implement the permanent RAC program on a nationwide basis. Because of disputes involving these contracts, federal law requires that CMS delay the implementation of the program. Once these disputes are resolved, CMS has announced that it will continue with the implementation of the permanent RAC program.
Managed Medicare
Managed Medicare plans represent arrangements where CMS contracts with private companies to provide members with Medicare Part A, Part B and Part D benefits. Managed Medicare plans can be structured as health maintenance organizations, preferred provider organizations, or private fee-for-service plans. The Medicare program allows beneficiaries to choose enrollment in certain managed Medicare plans. The Medicare Modernization Act increases reimbursement to managed Medicare plans and includes provisions limiting, to some extent, the financial risk to the companies offering the plans. Following these changes, the number of beneficiaries choosing to receive their Medicare benefits through such plans has increased. However, several provisions of the Medicare Improvements for Patients and Providers Act of 2008 addressed excess payments made to Medicare plans. In light of the current economic downturn and recent elections, this report may result in reduced premium payments to Medicare plans.
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

The federal government and many states from time to time consider altering the level of Medicaid funding or expanding Medicaid benefits in a manner that could adversely affect future levels of Medicaid reimbursements received by our hospitals. DEFRA, signed into law on February 8, 2006, included Medicaid cuts of approximately $4.8 billion over five years. A congressional committee has estimated that proposed state legislative and regulatory changes, if implemented, would reduce federal Medicaid funding by an additional $49.7 billion over five years. The implementation of many of these proposed changes is subject to a statutorily-mandated moratorium scheduled to expire in April 2009. Additionally, some of the states in which we operate have experienced budget constraints as a result of increased costs and lower than expected tax collections. Current economic conditions may increase these budget pressures. Health and human services programs, including Medicaid and similar programs, represent a significant portion of state spending. Because of these budgetary concerns, some states have decreased funding for Medicaid and other state healthcare programs, and other states may implement similar cuts. For example, Utah recently announced cuts to provider reimbursement under its Medicaid program, including rolling back reimbursement increases implemented in July 2008. Arizona has recently frozen reimbursement rates for inpatient and outpatient hospital services until at least October 2009, and Florida and Nevada have recently implemented cuts to provider reimbursement.
Managed Medicaid
Managed Medicaid programs represent arrangements in which states contract with one or more entities for patient enrollment, care management and claims adjudication. The states usually do not give up program responsibilities for financing, eligibility criteria and core benefit plan design. We generally contract directly with one of the designated entities, usually a managed care organization. The provisions of these programs are state-specific.
Enrollment in managed Medicaid plans has increased in recent years, as state governments seek to control the cost of Medicaid programs. However, general economic conditions in the states in which we operate may require reductions in premium payments to these plans.
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
Charity Care
In the ordinary course of business, we provide care without charge to patients who are financially unable to pay for the healthcare services they receive. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in net revenue. We currently record revenue deductions for patient accounts that meet our guidelines for charity care. We provide charity care to patients with income levels below 200% of the federal property level. Additionally, at all of our hospitals, a sliding scale of reduced rates is offered to all uninsured patients, who are not covered through federal, state or private insurance, with incomes between 200% and 400% of the federal poverty level. As a result of the current economic environment, we anticipate our charity care may increase in the near term; however, we are unable to predict the impact this will have on our results of operations and financial condition.
Competition
Our facilities and related businesses operate in competitive environments. A number of factors affect our competitive position, including:
•	the local economies in which we operate;

•	decline in tourism in our service areas;

•	our managed care contracting relationships;

•	the number, availability, quality and specialties of physicians, nurses and other healthcare professionals;

•	the scope, breadth and quality of services;

•	the reputation of our facilities and physicians;

•	growth in hospital capacity in the markets we serve;

•	the physical condition of our facilities and medical equipment;

•	the location of our facilities and availability of physician office space;

•	certificate of need restrictions, where applicable;

•	the availability of parking or proximity to public transportation;

•	accumulation, access and interpretation of publicly reported quality indicators;

•	growth in outpatient service providers;

•	charges for services; and

•	the geographic coverage of our hospitals in the regions in which we operate.
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
As we continue to implement our physician employment strategy, we face significant competition for skilled physicians in certain of our markets as more providers adopt a physician staffing model approach, coupled with a general shortage of physicians across most specialties. This increased competition has resulted in efforts by managed care organizations to align with certain provider networks in the markets in which we operate. While we anticipate that our physician employment strategy will help us compete more effectively in our markets, we are unable to provide any assurance regarding the success of our strategy.
Employees And Medical Staff
As of September 30, 2008, we had 10,775 employees, including 3,206 part-time employees. We consider our employee relations to be good. In certain markets, there is currently a shortage of nurses and other medical support personnel. We recruit and retain nurses and medical support personnel by creating a desirable, professional work environment, providing competitive wages, benefits and long-term incentives, and providing career development and other training programs. In order to supplement our current employee base, we have been expanding our relationship with local colleges and universities, including our sponsorship of nursing scholarship programs, in our markets.
Our hospitals are staffed by licensed physicians who have been admitted to the medical staff of our individual hospitals. Any licensed physician may apply to be admitted to the medical staff of any of our hospitals, but admission to the staff must be approved by each hospital’s medical staff and the appropriate governing board of the hospital in accordance with established credentialing criteria. In an effort to meet community needs in certain markets in which we operate, we have implemented a strategy to employ physicians, with an emphasis on those practicing within certain specialties. While we believe this strategy is consistent with industry trends, we cannot be assured of the long-term success of such a strategy, which includes related integration of physician practice management.
Our employees are not subject to collective bargaining agreements. Nurses at one of the hospitals in our Salt Lake City, Utah market voted in the third quarter of fiscal 2002 regarding union representation. These ballots were impounded by the National Labor Relations Board (“NLRB”) pending the determination of the eligibility to vote of the hospital’s charge nurses. On February 20, 2007, the Regional Director of the Denver Region of the NLRB issued a decision finding that because of their responsibility to assign, direct and exercise independent judgment, the hospital’s charge nurses were supervisors within the meaning of the National Labor Relations Act and therefore should have been excluded from voting. The United American Nurses Union attempted to appeal this decision by requesting review from the NLRB in Washington, D.C. On December 6, 2007, the Board denied this request on the grounds that it raised no substantial issues warranting review. Following the NLRB’s denial of the Union’s Request to Review the Regional Director’s Supplemental Decision, the Union withdrew the original Petition for Representation and the case was dismissed, which ended the process without any counting of the ballots.

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
We have a variety of financial relationships with physicians who refer patients to our hospitals. Physicians currently own interests in seven of our full service acute care hospitals. We may sell ownership interests in certain other of our facilities to physicians and other qualified investors in the future. We also have other joint venture relationships with physicians and contracts with physicians providing for a variety of financial arrangements, including employment contracts, leases and professional service agreements. We provide financial incentives to recruit physicians to relocate to communities served by our hospitals, including minimum cash collections guarantees and forgiveness of repayment obligations. Although we have established policies and procedures to ensure that our arrangements with physicians comply with current law and available interpretations, we cannot assure you that regulatory authorities that enforce these laws will not determine that some of these arrangements violate the anti-kickback statute or other applicable laws. This determination could subject us to liabilities under the Social Security Act, including criminal penalties of imprisonment or fines, civil penalties up to $50,000, damages up to three times the total amount of the improper payment to the referral source and exclusion from participation in Medicare, Medicaid or other federal healthcare programs, any of which could have a material adverse effect on our business, financial condition or results of operations.
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
The Social Security Act also includes a provision commonly known as the “Stark Law.” This law prohibits physicians from referring Medicare and Medicaid patients to entities with which they or any of their immediate family members have a financial relationship for the provision of certain designated health services that are reimbursable by Medicare or Medicaid, including inpatient and outpatient hospital services. The law also prohibits the entity from billing the Medicare program for any items or services that stem from a prohibited referral. Sanctions for violating the Stark Law include civil monetary penalties up to $15,000 per item or service improperly billed and exclusion from the federal healthcare programs. There are a number of exceptions to the self-referral prohibition, including an exception for a physician’s ownership interest in an entire hospital as opposed to an ownership interest in a hospital department. There are also exceptions for many of the customary financial arrangements between physicians and providers, including employment contracts, leases, professional services agreements, non-cash gifts having a value less than $355 (effective January 1, 2009) and recruitment agreements.

CMS has issued three phases of final regulations implementing the Stark Law. The most recent of these phases became effective in December 2007. CMS recently finalized additional changes to the regulations implementing the Stark Law that further restrict the types of arrangements that hospitals and physicians may enter, including restrictions on certain leases, percentage compensation arrangements, and agreements under which a hospital purchases services under arrangements. While these regulations help clarify the requirements of the exceptions to the Stark Law, it is unclear how the government will interpret many of these exceptions for enforcement purposes. CMS has indicated that it is considering additional changes to the Stark Law regulations. We cannot assure you that the arrangements entered into by us and our hospitals will be found to be in compliance with the Stark Law, as it ultimately may be implemented or interpreted.
The Department recently announced that it is proceeding with its proposal to collect information on ownership, investment, and compensation arrangements with physicians from 500 hospitals. CMS has indicated that at least three of our hospitals will be among the 500 hospitals. The Department has indicated that it intends to use the data to monitor compliance with the Stark Law and that the Department may share the information with other government agencies.
In 2003, Congress passed legislation that modified the hospital ownership exception to the Stark Law by creating a moratorium on allowing physicians to own interests in new specialty hospitals. The moratorium was extended by regulatory and legislative action and expired on August 8, 2006. In December 2004, the Medicare Payment Advisory Commission considered, but did not adopt, a recommendation that Congress eliminate the exception for physician ownership in an entire hospital, including whole hospitals or non-specialty hospitals (the “whole hospital exception”). During 2007 and 2008, both houses of the U.S. Congress passed separate bills that included provisions that would have eliminated or significantly restricted the whole hospital exception. While the whole hospital exception provisions in these bills did not become law, this issue continues to attract significant interest in Congress.
Effective October 1, 2007, physician owned hospitals are required to make certain disclosures to patients regarding hospital ownership. CMS announced a final rule revising this disclosure requirement effective October 1, 2008. Under the revised requirements, physician owned hospitals that receive referrals from physician owners must disclose in writing to patients that such hospitals are owned by physicians and that patients may receive a list of the hospitals’ physician investors upon request. Additionally, a physician-owned hospital must require all physician owners who are members of the hospital’s medical staff to agree, as a condition of continued medical staff membership or admitting privileges, to disclose in writing to all patients whom they refer to the hospital their (or an immediate family member’s) ownership interest in the hospital. A hospital is considered to be physician-owned if any physician, or an immediate family member of a physician, holds debt, stock or other types of investment in the hospital or in any owner of the hospital, excluding physician ownership through publicly traded securities that meet certain conditions. If a hospital fails to comply with these provisions, the hospital could lose its Medicare provider agreement and be unable to participate in Medicare.
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
The Federal False Claims Act and Similar State Laws
Another trend affecting the healthcare industry today is the increased use of the federal False Claims Act (“FCA”), and, in particular, actions being brought by individuals on the government’s behalf under the FCA’s “qui tam” or whistleblower provisions. Whistleblower provisions allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the federal government. If the government intervenes in the action and prevails, the party filing the initial complaint may share in any settlement or judgment. If the government does not intervene in the action, the whistleblower plaintiff may pursue the action independently, and may receive a larger share of any settlement or judgment. When a private party brings a qui tam action under the FCA, the defendant generally will not be made aware of the lawsuit until the government commences its own investigation or makes a determination whether it will intervene. Further, every entity that receives at least $5.0 million annually in Medicaid payments must have written policies for all employees, contractors or agents, providing detailed information about false claims, false statements and whistleblower protections under certain federal laws, including the FCA, and similar state laws.
When a defendant is determined by a court of law to be liable under the FCA, the defendant must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 to $11,000 for each separate false claim. Settlements entered into prior to litigation usually involve a less severe calculation of damages. There are many potential bases for liability under the FCA. Although liability often arises when an entity knowingly submits a false claim for reimbursement to the federal government, the FCA defines the term “knowingly” broadly. Thus, simple negligence will not give rise to liability under the FCA, but submitting a claim with reckless disregard to its truth or falsity can constitute “knowingly” submitting a false claim and result in liability. In some cases, whistleblowers, the federal government and some courts have taken the position that providers who allegedly have violated other statutes, such as the anti-kickback statute or the Stark Law, have thereby submitted false claims under the FCA.
A number of states, including states in which we operate, have adopted their own false claims provisions as well as their own whistleblower provisions whereby a private party may file a civil lawsuit in state court. DEFRA creates an incentive for states to enact false claims laws that are comparable to the FCA. From time to time, companies in the healthcare industry, including ours, may be subject to actions under the FCA or similar state laws.
Corporate Practice of Medicine/Fee Splitting
The states in which we operate have laws that prohibit unlicensed persons or business entities, including corporations, from employing physicians or laws that prohibit certain direct or indirect payments or fee-splitting arrangements between physicians and unlicensed persons or business entities. Possible sanctions for violations of these restrictions include loss of a physician’s license, civil and criminal penalties and rescission of business arrangements that may violate these restrictions. These statutes vary from state to state, are often vague and seldom have been interpreted by the courts or regulatory agencies. Although we exercise care to structure our arrangements with healthcare providers to comply with the relevant state law, we cannot assure you that governmental officials responsible for enforcing these laws will not assert that we, or transactions in which we are involved, are in violation of such laws, or that such laws ultimately will be interpreted by the courts in a manner consistent with our interpretations.

The Health Insurance Portability and Accountability Act of 1996 and Privacy and Security Requirements
HIPAA requires the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the healthcare industry. The Department has established electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. In August 2008, CMS proposed adopting updated standard code sets for certain diagnoses and procedures known as ICD-10 code sets and making related changes to the formats used for certain electronic transactions. If these or other changes impacting electronic transactions become final, we will be required to modify our payment systems and processes. In addition, HIPAA requires that each provider receive a National Provider Identifier. We believe that the cost of compliance with these regulations has not had and is not expected to have a material adverse effect on our business, financial position or results of operations. We are unable to predict the impact that the proposed changes to the code sets may have on us, if they are finalized.
As required by HIPAA, the Department issued final regulations containing privacy standards, which became mandatory on April 14, 2003. The privacy regulations extensively regulate the use and disclosure of individually identifiable health-related information. The privacy regulations also provide patients with significant rights related to understanding and controlling how their health information is used or disclosed. The Department released final security regulations which became mandatory on April 20, 2005 and require healthcare providers to implement administrative, physical and technical practices to protect the security of individually identifiable health information that is electronically maintained or transmitted. We have developed and utilize a HIPAA compliance plan as part of our effort to comply with HIPAA privacy and security requirements. The privacy regulations and security regulations have and will continue to impose significant costs on our facilities in order to comply with these standards. Violations of HIPAA could result in civil penalties of up to $25,000 per type of violation in each calendar year and criminal penalties of up to $250,000 per violation.
There are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing patient privacy and security concerns. For example, in October 2007 the Federal Trade Commission issued a final rule requiring financial institutions and creditors, which may include hospitals and other healthcare providers, to implement written identity theft prevention programs to detect, prevent, and mitigate identity theft in connection with certain accounts. The compliance date for this rule recently has been postponed until May 1, 2009. Various state laws and regulations may require us to notify affected individuals in the event of a data breach involving individually identifiable information. Our facilities are subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties.
The Emergency Medical Treatment and Active Labor Act
The Federal Emergency Medical Treatment and Active Labor Act (“EMTALA”) was adopted by Congress in response to reports of a widespread hospital emergency room practice of “patient dumping.” At the time of the enactment, patient dumping was considered to have occurred when a hospital capable of providing the needed care sent a patient to another facility or simply turned the patient away based on such patient’s inability to pay for his or her care. The law imposes requirements upon physicians, hospitals and other facilities that provide emergency medical services. Such requirements pertain to what care must be provided to anyone who comes to such facilities seeking care before they may be transferred to another facility or otherwise denied care. The government broadly interprets the law to cover situations in which patients do not actually present to a hospital’s emergency department, but present to a hospital-based clinic that treats emergency medical conditions on an urgent basis or are transported in a hospital-owned ambulance, subject to certain exceptions. At least one court has interpreted the law also to apply to a hospital that has been notified of a patient’s pending arrival in a non-hospital owned ambulance. EMTALA does not generally apply to patients admitted for inpatient services. Sanctions for violations of this statute include termination of a hospital’s Medicare provider agreement, exclusion of a physician from participation in Medicare and Medicaid programs and civil money penalties. In addition, the law creates private civil remedies that enable an individual who suffers personal harm as a direct result of a violation of the law, and a medical facility that suffers a financial loss as a direct result of another participating hospital’s violation of the law, to sue the offending hospital for damages and equitable relief. We can give no assurance that governmental officials responsible for enforcing the law, individuals or other medical facilities will not assert from time to time that our facilities are in violation of this statute.

Healthcare Reform
The healthcare industry attracts much legislative interest and public attention. Changes in the Medicare, Medicaid and other programs, hospital cost-containment initiatives by public and private payors, proposals to limit payments and healthcare spending and industry-wide competitive factors are highly significant to the healthcare industry. President-elect Obama and several members of the U.S. Congress have proposed significant reforms to the U.S. healthcare system. This focus on healthcare reform may increase the likelihood of significant changes affecting the healthcare industry. Further, DEFRA, signed into law on February 8, 2006, includes Medicaid cuts of approximately $4.8 billion over five years. A congressional committee has estimated that proposed state legislative and regulatory changes, if implemented, would reduce federal Medicaid funding by an additional $49.7 billion over five years. The implementation of many of these proposed changes is subject to a statutorily-mandated moratorium scheduled to expire in April 2009. In addition, a framework of extremely complex federal and state laws, rules and regulations governs the healthcare industry and, for many provisions, there is little history of regulatory or judicial interpretation upon which to rely.
Many states have enacted or from time to time consider enacting measures designed to reduce their Medicaid expenditures and change private healthcare insurance. Most states, including the states in which we operate, have applied for and been granted federal waivers from current Medicaid regulations to allow them to serve some or all of their Medicaid participants through managed care providers.
Some of the states in which we operate have experienced budget constraints as a result of increased costs and lower than expected tax collections. Current economic conditions may increase these budget pressures. Because of these budgetary concerns, some states have decreased funding for Medicaid and other state healthcare programs, and other states may implement similar cuts. For example, Utah recently announced cuts to provider reimbursement under its Medicaid program, including rolling back reimbursement increases implemented in July 2008. Arizona has recently frozen reimbursement rates for inpatient and outpatient hospital services until at least October 2009, and Florida and Nevada have recently implemented cuts to provider reimbursement.
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
On March 31, 2008, the United States District Court for the District of Arizona (the “District Court”) dismissed with prejudice the qui tam complaint against IAS, our parent company. The qui tam action sought monetary damages and civil penalties under the FCA and included allegations that certain business practices related to physician relationships and the medical necessity of certain procedures resulted in the submission of claims for reimbursement in violation of the FCA. The case dates back to March 2005 and became the subject of a subpoena by the OIG in September 2005. In August 2007, the case was unsealed and became a private lawsuit after the Department of Justice declined to intervene. The United States District Judge dismissed the case from the bench at the conclusion of oral arguments on IAS’ motion to dismiss. On April 21, 2008, the court issued a written order dismissing the case with prejudice and entering formal judgment for IAS. On May 7, 2008, the qui tam relator’s counsel filed a Notice of Appeal to the United States Court of Appeals for the Ninth Circuit to appeal the District Court’s dismissal of the case. On May 21, 2008, IAS filed a Notice of Cross-Appeal to the United States Court of Appeals for the Ninth Circuit from a portion of the April 21, 2008 Order and, on July 22, 2008, IAS filed a Motion to Disqualify relator’s counsel related to their misappropriation of information subject to a claim of attorney-client privilege by IAS. On August 21, 2008, the court issued a written order denying IAS’ Motion to Disqualify and resetting the briefing schedule associated with the Ninth Circuit appellate proceedings. On October 21, 2008, the relator filed his appeal brief with the United States Court of Appeals for the Ninth Circuit. IAS’ cross-appeal brief is due on January 20, 2009. Currently, the appeals process is expected to take one to two years to complete.
Certificates of Need
In some states, the construction of new facilities, acquisition of existing facilities or addition of new beds or services may be subject to review by state regulatory agencies under a certificate of need program. Florida and Nevada are the only states in which we currently operate that require approval of acute care hospitals under a certificate of need program. These laws generally require appropriate state agency determination of public need and approval prior to the addition of beds or services or other capital expenditures. Failure to obtain necessary state approval can result in the inability to expand facilities, add services and complete an acquisition or change ownership. Further, violation may result in the imposition of civil sanctions or the revocation of a facility’s license.

Health Choice
Health Choice is a prepaid Medicaid and Medicare managed health plan in the Phoenix, Arizona area. For the years ended September 30, 2008, 2007 and 2006, premium revenue comprised approximately 26.2%, 25.5% and 26.4%, respectively, of our consolidated net revenue. Premium revenue is generated through capitated contracts whereby the Plan provides healthcare services in exchange for fixed periodic payments from the Arizona Health Care Cost Containment System (“AHCCCS”) and CMS. Capitation payments received by Health Choice are recognized as revenue in the month that members are entitled to healthcare services.
On May 14, 2008, Health Choice was awarded a new contract with AHCCCS that provides for a three-year term commencing October 1, 2008, with AHCCCS having the option to renew for two additional one-year periods. The new contract covers Medicaid members in the following Arizona counties: Apache, Coconino, Maricopa, Mohave, Navajo and Pima counties, which were covered by Health Choice’s previous contract, as well as Yuma, La Paz and Santa Cruz counties, which are new counties awarded as part of the new contract. While we expect an increase in membership and premium revenue as a result of the new contract, we are unable to determine its overall impact on our operating results and cash flows.
In connection with the new contract commencing October 1, 2008, AHCCCS has indicated its intention to implement a risk-based payment methodology for all health plans on April 1, 2009. Furthermore, AHCCCS has indicated an intent to implement this risk-based or severity-adjusted payment methodology retroactive to October 1, 2008. At this time, AHCCCS has provided limited details regarding the proposed methodology, its implementation or the potential impact of the new payment system. Given the uncertainty surrounding the new payment methodology, we are unable to predict the impact this will have on our premium revenue. If our payment rates set by AHCCCS were to decrease significantly as a result of the risk-based payment methodology, our results of operations and cash flows could be materially impacted.
On October 19, 2005, CMS awarded Health Choice a contract to become a Medicare Advantage Prescription Drug (“MAPD”) Special Needs Plan (“SNP”). Effective January 1, 2006, Health Choice began providing coverage to its Medicare enrollees in Maricopa, Pima, Pinal, Coconino, Apache and Navajo counties as a MAPD SNP provider pursuant to the contract with CMS. The SNP allows Health Choice to offer Medicare and Part D drug benefit coverage for new and existing dual-eligible members, or those that are eligible for Medicare and Medicaid. The contract with CMS includes successive one-year renewal options at the discretion of CMS. As of December 1, 2008, CMS had notified Health Choice that it is exercising its option to extend the contract through December 31, 2009. Under current law, CMS’ authority to designate SNPs expires on December 31, 2010. Unless this law is changed, CMS may not be able to renew Health Choice’s SNP contract after December 31, 2010. Additionally, federal law prohibits CMS from designating additional disproportionate percentage SNPs through December 31, 2010, and prohibits existing SNPs from enrolling individuals outside of their existing geographic areas through December 31, 2009.
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
As of October 1, 2008, we provided a performance guaranty in the form of a letter of credit in the amount of $36.7 million for the benefit of AHCCCS to support our obligations under the new contract to provide and pay for the healthcare services. The amount of the performance guaranty is based primarily upon the membership in the Plan and the related capitation paid to us.
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
The federal anti-kickback statute has been interpreted to prohibit the payment, solicitation, offering or receipt of any form of remuneration in return for the referral of federal healthcare program patients or any item or service that is reimbursed, in whole or in part, by any federal healthcare program. Similar anti-kickback statutes have been adopted in Arizona, which apply regardless of the source of reimbursement. The Department has adopted safe harbor regulations specifying the following relationships and activities that are deemed not to violate the federal anti-kickback statute that specifically relate to managed care:
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
Environmental Matters
We are subject to various federal, state and local environmental laws and regulations, including those relating to the protection of human health and the environment. The principal environmental requirements applicable to our operations relate to:
•	the proper handling and disposal of medical waste, hazardous waste and low-level radioactive medical waste;

•	the proper use, storage and handling of mercury and other hazardous materials;

•	underground and above-ground storage tanks;

•	management of hydraulic fluid or oil associated with elevators, chiller units or other equipment;

•	management of asbestos-containing materials or lead-based paint present or likely to be present at some locations; and

•	air emission permits and standards for boilers or other equipment.
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
Professional and General Liability Insurance
As is typical in the healthcare industry, we are subject to claims and legal actions by patients in the ordinary course of business. To cover these claims, we maintain professional malpractice liability insurance and general liability insurance in amounts that we believe to be sufficient for our operations, including our employed physicians, although some claims may exceed the scope of the coverage in effect. We also maintain umbrella coverage. Losses up to our self-insured retentions and any losses incurred in excess of amounts maintained under such insurance will be funded from working capital.
The cost of malpractice and other liability insurance, and the premiums and self-retention limits of such insurance, have moderated recently as a result of tort reform legislation limiting the size of malpractice judgments in certain states such as Florida and Texas, as well as improvements in our claims experience. For fiscal 2009, our self-insured retention for professional and general liability coverage is $5.0 million per claim, with an excess aggregate limit of $55.0 million. The maximum coverage under our insurance policies remains unchanged at $75.0 million. Our self-insurance reserves for estimated claims incurred but not yet reported is based upon estimates determined by third-party actuaries. Funding for the self-insured retention of such claims is derived from operating cash flows. We cannot assure you that this insurance will continue to be available at reasonable prices that will allow us to maintain adequate levels of coverage. We also cannot assure you that our cash flow will be adequate to provide for professional and general liability claims in the future. Additionally, the negative impact of the current economic downturn on insurance companies’ investment portfolios may result in an increase in premiums for the next policy renewal period.

Our Information Systems
We use a common information systems platform across all of our hospitals. We use McKesson’s HBOC clinical and patient accounting software and Lawson’s financial application and enterprise resource planning software. We use other vendors for specialized information systems needs for our decision support, emergency and radiology departments.
Our information systems are essential to the following areas of our business operations, among others:
•	patient accounting, including billing and collection of net revenue;

•	financial, accounting, reporting and payroll;

•	coding and compliance;

•	laboratory, radiology and pharmacy systems;

•	materials and asset management;

•	negotiating, pricing and administering our managed care contracts; and

•	monitoring of quality of care and collecting data on quality measures necessary for full Medicare payment updates.
Utilizing a common information systems platform across all our hospitals allows us to:
•	enhance patient safety, automate medication administration and increase staff time available for direct patient care;

•	optimize staffing levels according to patient volumes, acuity and seasonal needs at each facility;

•	perform product line analyses;

•	continue to meet or exceed quality of care indicators on a current basis;

•	effectively monitor registration, billing, collections, managed care contract compliance and all other aspects of our revenue cycle;

•	control supply costs by complying with our group purchasing organization contract; and

•	effectively monitor financial results.
The cost of maintaining our information systems has increased significantly in recent years. Information systems maintenance expense increased $1.0 million to $6.9 million for the fiscal year ended September 30, 2008, as compared to the prior year. We expect the trend of increased maintenance costs in this area to continue in the future. In addition, we expect to spend approximately $10.0 million on various hardware and software upgrades during 2009.
Item 1A. Risk Factors.
Servicing Our Indebtedness Requires A Significant Amount of Cash. Our Ability To Generate Sufficient Cash Depends On Numerous Factors Beyond Our Control, And We May Be Unable To Generate Sufficient Cash Flow To Service Our Debt Obligations, Including Making Payments On Our 8 3/4% Notes And Term Loans.
We have issued $475.0 million in aggregate principal amount of 8 3/4% senior subordinated notes due 2014, that have been registered under the Securities Act of 1933, as amended, (“the 8 3/4% notes”). We have also entered into our senior secured credit facilities, which includes a $439.0 million senior secured term loan and a $150.0 million senior secured delayed draw term loan, both maturing on March 15, 2014. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowing will be available to us under our senior secured credit facilities in an amount sufficient to enable us to pay the principal, if any, and interest on our indebtedness, including the 8 3/4% notes and term loans, or to fund our other liquidity needs. Our ability to fund these payments is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may need to refinance all or a portion of our indebtedness, including the 8 3/4% notes and term loans, on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, on commercially reasonable terms or at all. In addition, the terms of existing or future debt agreements, including the amended and restated credit agreement governing the senior secured credit facilities and the indenture governing the 8 3/4% notes, may restrict us from affecting any of these alternatives.
In reaction to the condition of the financial and capital markets resulting from the global credit and liquidity crisis, in September 2008, we borrowed $47.8 million under out revolving credit facility to secure access to additional cash for future working capital and capital expenditure needs, should they become necessary. Our ability to borrow funds under our revolving credit facility is subject to the financial viability of the participating financial institutions. As of September 30, 2008, we identified one defaulting lender, Lehman Brothers (“Lehman”), who was unable to fund our revolver borrowings in September 2008. Lehman’s participation in our revolving credit facility was approximately 9.0%, or $22.0 million of our total revolver capacity. We are currently working to replace this lender with a financially viable institution; however, we are unable to provide any assurance that this will be possible. Any further deterioration in the credit markets could limit our ability to access available funds under our revolving credit facility.

During the next twelve months, along with variable interest on our senior secured credit facilities, we are required to repay $5.9 million in principal under our senior secured credit facilities, $41.6 million in interest under the 8 3/4% notes and $928,000 in principal under our capital lease and other obligations. If we cannot make scheduled payments on our debt, we will be in default and, as a result:
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
We have a significant amount of indebtedness. At September 30, 2008, we had $475.0 million of outstanding 8 3/4% notes and $639.6 million of other indebtedness (of which $629.8 million consisted of borrowings under our senior secured credit facilities, and $9.8 million consisted of capital lease obligations and other debt). All of our other indebtedness ranks senior to the 8 3/4% notes. In addition, subject to restrictions in the indenture governing the 8 3/4% notes and the amended and restated credit agreement governing the senior secured credit facilities, we may incur additional indebtedness.
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
An Increase In Interest Rates Would Increase The Cost Of Servicing Our Debt And Could Reduce Our Profitability.
Borrowings under our senior secured credit facilities bear interest at variable rates. As a result, an increase in interest rates, whether because of an increase in market interest rates or an increase in our own cost of borrowing, would increase the cost of servicing our debt and could materially reduce our profitability. For more discussion on the effect of changes in interest rates, see “Item 7A. — Quantitative and Qualitative Disclosure About Market Risk.”

If We Are Unable To Retain And Negotiate Favorable Contracts With Managed Care Plans, Our Net Revenue May Be Reduced.
Our ability to obtain favorable contracts with health maintenance organizations, preferred provider organizations and other managed care plans significantly affects the revenue and operating results of our hospitals. Revenue derived from health maintenance organizations, preferred provider organizations and other managed care plans accounted for 48.1%, 49.5% and 48.7% of our hospitals’ net patient revenue for the years ended September 30, 2008, 2007 and 2006, respectively. Our hospitals have over 300 managed care contracts with no one commercial payor representing more than 10.0% of our net patient revenue. In most cases, we negotiate our managed care contracts annually as they come up for renewal at various times during the year. Further, many of these contracts are terminable by either party on relatively short notice. Our future success will depend, in part, on our ability to retain and renew our managed care contracts and enter into new managed care contracts on terms favorable to us. Other healthcare providers, including some with integrated health systems, provider networks, greater geographic coverage or a wider range of services, may impact our ability to enter into managed care contracts or negotiate increases in our reimbursement and other favorable terms and conditions. For example, some of our competitors may negotiate exclusivity provisions with managed care plans or otherwise restrict the ability of managed care companies to contract with us. In one region in which we operate, the largest healthcare provider organization controls one of the largest payor organizations and operates it primarily as a closed network. The patients enrolled in this integrated health system are largely unavailable to us. In addition, consolidation among managed care companies and organizations may reduce our ability to negotiate favorable contracts with such payors.
Changes In Legislation and Regulations May Significantly Reduce Government Healthcare Spending And Our Revenue.
Governmental healthcare programs, principally Medicare and Medicaid, including managed Medicare and managed Medicaid, accounted for 39.9%, 39.1% and 39.1% of our hospitals’ net patient revenue for the years ended September 30, 2008, 2007 and 2006, respectively. In recent years, legislative changes have resulted in limitations on and, in some cases, reductions in levels of, payments to healthcare providers for certain services under many of these government programs. Further, legislative and regulatory changes have altered the method of payment for various services under the Medicare, Medicaid and other federal healthcare programs. In 2007, CMS created severity-adjusted diagnosis-related groups to replace the previous diagnosis-related groups under the inpatient prospective payment system. CMS intends for the new severity-adjusted diagnosis related groups to better recognize severity of illness among patients.
President-elect Obama and several members of the U.S. Congress have proposed significant reforms to the U.S. healthcare system. This focus on healthcare reform may increase the likelihood of significant changes affecting the healthcare industry. Such changes may reduce our revenue, increase our costs, or otherwise have a material adverse effect on our business, financial condition or results of operations. We are unable to predict the course of federal, state or local healthcare legislation.
We believe that hospital operating margins across the country, including ours, have been and may continue to be under pressure because of limited pricing flexibility and growth in operating expenses in excess of the increase in prospective payments under the Medicare program. Further, DEFRA, signed into law on February 8, 2006, includes Medicaid cuts of approximately $4.8 billion over five years. A congressional committee has estimated that proposed state legislative and regulatory changes, if implemented, would reduce federal Medicaid funding by an additional $49.7 billion over five years. The implementation of many of these proposed changes is subject to a statutorily-mandated moratorium scheduled to expire in April 2009. In addition, because of economic conditions and other factors, a number of states are experiencing budget problems and have adopted or are considering legislation designed to reduce their Medicaid expenditures and to provide universal coverage and additional care, including enrolling Medicaid recipients in managed care programs and imposing additional taxes on hospitals to help finance or expand states’ Medicaid systems. Some states have decreased funding for Medicaid and other state healthcare programs, and other states may implement similar cuts. For example, Utah recently announced cuts to provider reimbursement under its Medicaid program, including rolling back reimbursement increases implemented in July 2008. Arizona has recently frozen reimbursement rates for inpatient and outpatient hospital services until at least October 2009, and Florida and Nevada have recently implemented cuts to provider reimbursement.

Our Hospitals Face Competition For Patients From Other Hospitals And Healthcare Providers That Could Impact Patient Volume.
In general, the hospital industry is highly competitive. Our hospitals face competition for patients from other hospitals in our markets, large vertically integrated providers, large tertiary care centers and outpatient service providers that provide similar services to those provided by our hospitals. All of our facilities are located in geographic areas in which at least one other hospital provides services comparable to those offered by our hospitals. Some of the hospitals that compete with ours are owned by governmental agencies or not-for-profit corporations supported by endowments and charitable contributions and can finance capital expenditures and operations on a tax-exempt basis. In addition, the number of freestanding specialty hospitals, outpatient surgery centers and outpatient diagnostic centers has increased significantly in the areas in which we operate. Some of our competitors also have greater geographic coverage, offer a wider range of services or invest more capital or other resources than we do. If our competitors are able to achieve greater geographic coverage, improve access and convenience to physicians and patients, recruit physicians to provide competing services at their facilities, expand or improve their services or obtain more favorable managed care contracts, we may experience a decline in patient volume.
In 2005, CMS began making public performance data relating to ten quality measures that hospitals submit in connection with their Medicare reimbursement. As required by DEFRA, CMS has expanded through a series of rulemakings the number of patient care indicators that hospitals must report. If any of our hospitals should achieve poor results (or results that are lower than our competitors) on these quality criteria, patient volumes could decline. In the future, other trends toward clinical transparency and value-based purchasing of healthcare services may have an adverse impact on our competitive position and patient volume.
If We Continue To Experience Growth In Volume And Revenue Related To Uncompensated Care, Our Financial Condition Or Results Of Operations Could Be Adversely Affected.
Like others in the hospital industry, we have experienced an increase in our uncompensated care, including charity care and our provision for bad debts. Our provision for bad debts and charity care as a percentage of acute care revenue has increased due to a growth in self-pay volume and revenue resulting in large part from an increase in the number of uninsured patients, along with an increase in the amount of co-payments and deductibles passed on by employers to employees. In addition, as a result of the recent economic downturn and increase in unemployment, we believe that our hospitals may experience continued growth in bad debts and charity care. Although we continue to seek ways of improving point of service collection efforts and implementing appropriate payment plans with our patients, if we continue to experience growth in self-pay volume and revenue, our results of operations could be adversely affected. Further, our ability to improve collections for self-pay patients may be limited by regulatory and investigatory initiatives, including private lawsuits directed at hospital charges and collection practices for uninsured and underinsured patients.
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

Our Hospitals Face Competition For Staffing, Which May Increase Our Labor Costs And Reduce Profitability.
We compete with other healthcare providers in recruiting and retaining qualified management and staff personnel responsible for the day-to-day operations of each of our hospitals, including nurses and other non-physician healthcare professionals. In certain markets, the scarce availability of nurses and other medical support personnel presents a significant operating issue. This shortage may require us to enhance wages and benefits to recruit and retain nurses and other medical support personnel, recruit personnel from foreign countries, and hire more expensive temporary personnel. We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate. Because a significant percentage of our revenue consists of fixed, prospective payments, our ability to pass along increased labor costs is constrained. Our failure to recruit and retain qualified management, nurses and other medical support personnel, or to control our labor costs could have a material adverse effect on our financial condition or results of operations.
If We Fail To Continually Enhance Our Hospitals With The Most Recent Technological Advances In Diagnostic And Surgical Equipment, Our Ability To Maintain And Expand Our Markets May Be Adversely Affected.
Technological advances with respect to computed axial tomography (CT), magnetic resonance imaging (MRI) and positron emission tomography (PET) equipment, as well as other equipment used in our facilities, are continually evolving. In an effort to compete with other healthcare providers, we must constantly be evaluating our equipment needs and upgrading equipment as a result of technological improvements. Such equipment costs typically range from $1.0 million to $3.0 million, exclusive of construction or build-out costs. If we fail to remain current with the technological advancements of the medical community, our volumes and revenue may be negatively impacted.
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
The healthcare industry, including our company, is required to comply with extensive and complex laws and regulations at the federal, state and local government levels relating to, among other things:
•	billing for services;

•	relationships with physicians and other referral sources;

•	adequacy of medical care;

•	quality of medical equipment and services;

•	qualifications of medical and support personnel;

•	confidentiality, maintenance and security issues associated with individually identifiable information and medical records;

•	the screening, stabilization and transfer of patients who have emergency medical conditions;

•	licensure and certification;

•	operating policies and procedures;

•	addition of facilities and services;

•	provider-based reimbursement, including complying with requirements allowing multiple locations of a hospital to be billed under the hospital’s Medicare provider number; and

•	disclosures to patients, including disclosure of any physician ownership in a hospital.
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
During 2007 and 2008, both houses of the U.S. Congress passed separate bills that included provisions that would have eliminated or significantly restricted the whole hospital exception, the exception under the Stark Law that allows for direct physician ownership in hospitals. While the whole hospital exception provisions in these bills did not become law, this issue continues to attract significant interest in Congress and future legislation could be enacted by Congress to restrict or prohibit physician ownership of hospitals. We are unable to predict whether Congress will enact any legislation that contains provisions that eliminate or alter the whole hospital exception. If legislation restricting or eliminating the whole hospital exception becomes law, we could be required to unwind the physician ownership of seven of our hospitals, resulting in a repurchase of minority partners’ interests, or such hospitals could be subject to significant restrictions on their future expansion or current operations, among other areas.
Some Of Our Hospitals Will Be Required To Submit To The Department Information On Their Relationships With Physicians, Including Information Regarding Physician Investors, And This Submission Could Subject Such Hospitals And Us To Liability.
The Department has recently announced that it is proceeding with its proposal to collect information on ownership, investment, and compensation arrangements with physicians from 500 hospitals by requiring these hospitals to submit Disclosure of Financial Relationship Reports (“DFRR”). The Department has indicated that at least three of our hospitals will be among these 500 hospitals required to submit a DFRR. The Department intends to use this data to monitor compliance with the Stark Law, and the Department may share the information with other government agencies. Many of these agencies have not previously analyzed this information and have the authority to bring enforcement actions against the partnership and the hospital. Once a hospital receives this request, the hospital will have a limited amount of time to compile a significant amount of information relating to its financial relationships with physicians, including any ownership by physicians. The hospital may be subject to substantial penalties if it is unable to assemble and report this information within the required timeframe or if the Department or any other government agency determines that the submission is inaccurate or incomplete. The hospital may be the subject of investigations or enforcement actions if a government agency determines that any of the information indicates a potential violation of law. In addition, a whistleblower acting pursuant to the FCA or similar state laws may assert that the hospital has submitted false claims based on allegations that the DFRR submission is inaccurate or incomplete or that material disclosed in the submission constitutes a violation of applicable laws. Any such investigation, enforcement action, or whistleblower allegation could materially adversely affect the results of our operations.
We May Incur Material Fees, Costs and Expenses In Connection With An Appeal of the Court Order Dismissing With Prejudice the Qui Tam Action And Investigation of IAS.
On March 31, 2008, the District Court dismissed with prejudice the qui tam complaint against IAS, our parent company. The qui tam action sought monetary damages and civil penalties under the FCA and included allegations that certain business practices related to physician relationships and the medical necessity of certain procedures resulted in the submission of claims for reimbursement in violation of the FCA. The case dates back to March 2005 and became the subject of a subpoena by the OIG in September 2005. In August 2007, the case was unsealed and became a private lawsuit after the Department of Justice declined to intervene. The United States District Judge dismissed the case from the bench at the conclusion of oral arguments on IAS’ motion to dismiss. On April 21, 2008, the court issued a written order dismissing the case with prejudice and entering formal judgment for IAS. On May 7, 2008, the qui tam relator’s counsel filed a Notice of Appeal to the United States Court of Appeals for the Ninth Circuit to appeal the District Court’s dismissal of the case. On May 21, 2008, IAS filed a Notice of Cross-Appeal to the United States Court of Appeals for the Ninth Circuit from a portion of the April 21, 2008 Order and, on July 22, 2008, IAS filed a Motion to Disqualify relator’s counsel related to their misappropriation of information subject to a claim of attorney-client privilege by IAS. On August 21, 2008, the court issued a written order denying IAS’ Motion to Disqualify and resetting the briefing schedule associated with the Ninth Circuit appellate proceedings. On October 21, 2008, the relator filed his appeal brief with the United States Court of Appeals for the Ninth Circuit. IAS’ cross-appeal brief is due on January 20, 2009. Currently, the appeals process is expected to take one to two years to complete. If the appeal of the order dismissing the qui tam action with prejudice was to be resolved in a manner unfavorable to us, it could have a material adverse effect on our business, financial condition and results of operations, including exclusion from the Medicare and Medicaid programs. In addition, we may incur material fees, costs and expenses in connection with an appeal of the court order dismissing with prejudice the qui tam litigation, or in defending the qui tam action should the dismissal be reversed.

Providers In The Healthcare Industry Have Been The Subject Of Federal And State Investigations, And We May Become Subject To Additional Investigations In The Future That Could Result In Significant Liabilities Or Penalties To Us.
Both federal and state government agencies have increased their focus on and coordination of civil and criminal enforcement efforts in the healthcare area. As a result, there are numerous ongoing investigations of hospital companies, as well as their executives and managers. The OIG and the Department of Justice have, from time to time, established national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Further, under the FCA, private parties have the right to bring “qui tam” whistleblower lawsuits against companies that submit false claims for payments to the government. Some states have adopted similar state whistleblower and false claims provisions.
Federal and state investigations relate to a wide variety of routine healthcare operations including:
•	cost reporting and billing practices;

•	financial arrangements with referral sources;

•	physician recruitment activities;

•	physician joint ventures; and

•	hospital charges and collection practices for self-pay patients.
We engage in many of these and other activities which could be the subject of governmental investigations or inquiries from time to time. For example, we have significant Medicare and Medicaid billings, we have numerous financial arrangements with physicians who are referral sources to our hospitals, we have seven hospitals that have physician investors, and we may sell ownership interests in certain other of our facilities to physicians and other qualified investors in the future. In addition, our executives and managers, many of whom have worked at other healthcare companies that are or may become the subject of federal and state investigations and private litigation, may be included in governmental investigations or named as defendants in private litigation. Any additional investigations of us, our executives or managers could result in significant liabilities or penalties to us, as well as adverse publicity.
Compliance With Section 404 Of The Sarbanes-Oxley Act May Negatively Impact Our Results Of Operations And Failure To Comply May Subject The Company To Regulatory Scrutiny And A Loss Of Investors’ Confidence In Our Internal Control Over Financial Reporting.
In December 2006, the Securities and Exchange Commission (“SEC”) announced it adopted an extension that postponed the date by which non-accelerated filers must comply with Section 404 of the Sarbanes-Oxley Act of 2002. The extension requires us to perform an evaluation of our internal control over financial reporting and file management’s attestation with our annual report beginning with fiscal 2008, which is included in this filing. Additionally, in June 2008, the SEC extended the requirement of the auditor’s attestation on internal control over financial reporting until fiscal years ending on or after December 15, 2009.
On June 27, 2007, the SEC issued new interpretive guidance to assist companies in more efficiently meeting the requirements of management’s evaluation and assessment of internal control over financial reporting. Compliance with these requirements, and any changes in our internal control over financial reporting in response to our internal evaluations, may be expensive and time-consuming and may negatively impact our results of operations. In addition, we cannot assure you that we will be able to meet the annual required deadlines for compliance with Section 404. Any failure on our part to meet the required compliance deadlines may subject us to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting.

A Failure Of Our Information Systems Would Adversely Affect Our Ability To Properly Manage Our Operations.
We rely on our advanced information systems and our ability to successfully use these systems in our operations. These systems are essential to the following areas of our business operations, among others:
•	patient accounting, including billing and collection of net revenue;

•	financial, accounting, reporting and payroll;

•	coding and compliance;

•	laboratory, radiology and pharmacy systems;

•	materials and asset management;

•	negotiating, pricing and administering managed care contracts; and

•	monitoring quality of care and collecting data on quality measures necessary for full Medicare payment updates.
If we are unable to use these systems effectively, we may experience delays in collection of net revenue and may not be able to properly manage our operations or oversee the compliance with laws or regulations.
If Any One Of The Regions In Which We Operate Experiences An Economic Downturn Or Other Material Change, Our Overall Business Results May Suffer.
During the past few months, the U.S. economy has weakened significantly. Tightening credit markets, depressed consumer spending and higher unemployment rates continue to pressure many industries. During economic downturns, governmental entities often experience budgetary constraints as a result of increased costs and lower than expected tax collections. These budgetary constraints may result in decreased spending for health and human service programs, including Medicare, Medicaid and similar programs, which represent significant payer sources for our hospitals. Certain of the states in which we operate, including Florida, Utah and Nevada, have implemented reductions in Medicaid hospital payment rates for fiscal 2009, while Arizona has recently frozen reimbursement rates for inpatient and outpatient hospital services until at least October 2009. Other risks we face from general economic weakness include patient decisions to postpone or cancel general primary care and non-emergent healthcare procedures, potential increases in the uninsured population and further difficulties in our collecting patient co-payment and deductible receivables.
Of our 15 acute care hospital facilities, four are located in Salt Lake City, three are located in Phoenix, three are located in Tampa-St. Petersburg, three are located in the state of Texas, one is located in Las Vegas and one is located in West Monroe, Louisiana. In addition, our health plan, Health Choice, and our behavioral health hospital facility are located in Phoenix. For the year ended September 30, 2008, our net revenue was generated as follows:

Health Choice	26.2%
Salt Lake City, Utah	20.5%
Phoenix, Arizona (excluding Health Choice)	13.7%
Three cities in Texas, including San Antonio	18.5%
Tampa-St. Petersburg, Florida	10.6%
Other	10.5%
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
The volatility of professional liability insurance and, in some cases, the lack of availability of such insurance coverage, for physicians with privileges at our hospitals increases our risk of vicarious liability in cases where both our hospital and the uninsured or underinsured physician are named as co-defendants. As a result, we are subject to greater self-insured risk and may be required to fund claims out of our operating cash flow to a greater extent than during 2008. We cannot assure you that we will be able to continue to obtain insurance coverage in the future or that such insurance coverage, if it is available, will be available on acceptable terms.
Our fiscal 2009 self-insured retention for professional and general liability coverage is $5.0 million per claim, with an excess aggregate limit of $55.0 million. The maximum coverage under our insurance policies is unchanged at $75.0 million.
Our Hospitals May Face Increasing Insurance Costs That May Reduce Our Cash Flows And Net Earnings.
The cost of liability insurance has moderated recently as a result of tort reform legislation limiting the size of malpractice judgments in certain states such as Florida and Texas, as well as improvements in our claims experience. For the year ended September 30, 2008, our insurance expense was $16.8 million, a decrease of $3.4 million from the prior year. Some states, including certain states in which we operate, have passed tort reform legislation or are considering such legislation to place limits on non-economic damages, which have contributed to the moderation in liability insurance costs in fiscal 2008. However, there is no assurance that the recent moderation in insurance costs will continue. Furthermore, we cannot assure you that we will be able to continue to obtain insurance coverage in the future or that, such insurance coverage, if it is available, will be available on acceptable terms. Additionally, the negative impact of the economic downturn on insurance companies’ investment portfolios may result in an increase in premiums for the next policy renewal period.
Operations At Our Hospitals Have Been And May Be Negatively Impacted By Certain Factors, Including Severe Weather Conditions And The Impact Of Natural Disasters.
Our revenue and volume trends can be affected by many factors, including severe weather conditions and the impact of natural disasters, including hurricanes and tornados. These factors could have a material adverse effect on our operations, including revenue and volume trends, and will be outside of our control. Damages incurred by us and other companies with operations in the Gulf Coast area as a result of past catastrophic hurricanes have resulted in significant property loss claims and settlements for the insurance industry. Our current policy for property insurance provides maximum coverage of $500.0 million per occurrence with a $50,000 deductible, except in the occurrence of earthquakes and named wind and storms, which carries a 5% deductible based on insured value of each property or business damaged. Damage from past hurricanes, as well as the occurrence of future natural disasters, could continue to drive the cost of property insurance higher, as well as have an adverse economic impact on the regions we serve. We cannot be certain that any losses from business interruption or property damage, along with increases in property insurance costs, will not have a material effect on our results of operations and cash flows.

If We Are Unable To Control Healthcare Costs At Health Choice, Our Profitability May Be Adversely Affected.
Health Choice derives its premium revenue through a contract with AHCCCS, which is the state agency that administers Arizona’s Medicaid program, and a contract with CMS for the MAPD SNP. For the years ended September 30, 2008, 2007 and 2006, we derived 24.2%, 23.1% and 24.0%, respectively, of our consolidated net revenue from our contract with AHCCCS. AHCCCS and CMS set the capitated rates we receive at Health Choice which, in turn, subcontracts with physicians, hospitals and other healthcare providers to provide services to its enrollees. If we fail to effectively manage healthcare costs, these costs may exceed the payments we receive. Historically, our medical claims expense as a percentage of premium revenue has fluctuated. Our medical loss ratio for the years ended September 30, 2008, 2007 and 2006, was 85.2%, 85.2% and 87.2%, respectively. Relatively small changes in these medical loss ratios can create significant changes in the profitability of Health Choice. Many factors can cause actual healthcare costs to exceed the capitated rates set by AHCCCS and CMS, including:
•	our ability to contract with cost-effective healthcare providers;

•	the increased cost of individual healthcare services;

•	the type and number of individual healthcare services delivered; and

•	the occurrence of catastrophes, epidemics or other unforeseen occurrences.
Although we have been able to manage medical claims expense through a variety of techniques, we may not be able to continue to effectively manage medical claims expense in the future. Additionally, any future growth in members increases the risk associated with effectively managing health claims expense. If our medical claims expense increases, our financial condition or results of operations may be adversely affected.
If AHCCCS Significantly Alters The Payment Structure Of Its Contracts, Our Net Revenue And Profitability Would Be Adversely Affected.
In connection with the new contract commencing October 1, 2008, AHCCCS has indicated its intention to implement a risk-based payment methodology for all health plans on April 1, 2009. Furthermore, AHCCCS has indicated an intent to implement this risk-based or severity-adjusted payment methodology retroactive to October 1, 2008. At this time, AHCCCS has provided limited details regarding the proposed methodology, its implementation or the potential impact of the new payment system. Given the uncertainty surrounding the new payment methodology, we are unable to predict the impact this will have on our premium revenue. If our payment rates set by AHCCCS were to decrease significantly as a result of the risk-based payment methodology, our results of operations and cash flows could be materially impacted.
If Health Choice’s Contract With AHCCCS Was Discontinued, Our Net Revenue And Profitability Would Be Adversely Affected.
On May 14, 2008, Health Choice was awarded a new contract with AHCCCS that provides for a three-year term commencing October 1, 2008, with AHCCCS having the option to renew for two additional one-year periods. The contract is terminable without cause on 90 days’ written notice or for cause upon written notice if we fail to comply with any term or condition of the contract or fail to take corrective action as required to comply with the terms of the contract. Additionally, AHCCCS can terminate our contract in the event of the unavailability of state or federal funding. If our contract with AHCCCS is terminated, our financial condition, cash flows and results of operations would be adversely affected.
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
Difficulties With Current Construction Projects Or New Construction Projects Would Involve Significant Capital Expenditures Which Could Have An Adverse Impact On Our Liquidity.
We currently have two major construction projects in progress, with total budgeted costs of approximately $80.0 million. As of September 30, 2008, we have currently spent $51.1 million of these budgeted costs. We may decide to continue expanding capacity at our existing hospitals, as well as construct an additional hospital or hospitals in the future. Our ability to complete construction of projects on our anticipated budget and schedule would depend on a number of factors, including, but not limited to:
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
In giving approval, these states consider the need for additional or expanded healthcare facilities or services. Florida and Nevada are the only states in which we currently operate hospitals that have certificate of need laws applicable to acute care hospitals. The failure to obtain any required certificate of need could impair our ability to operate or expand operations.
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

Our Hospitals Are Subject To Potential Responsibilities And Costs Under Environmental Laws That Could Lead To Material Expenditures Or Liability.
We are subject to various federal, state and local environmental laws and regulations, including those relating to the protection of human health and the environment. We could incur substantial costs to maintain compliance with these laws and regulations. To our knowledge, we have not been and are not currently the subject of any investigations relating to noncompliance with environmental laws and regulations. We could become the subject of future investigations, which could lead to fines or criminal penalties if we are found to be in violation of these laws and regulations. The principal environmental requirements and concerns applicable to our operations relate to proper management of hazardous materials, hazardous waste and medical waste, above-ground and underground storage tanks, operation of boilers, chillers and other equipment, and management of building conditions, such as the presence of mold, lead-based paint or asbestos. Our hospitals engage independent contractors for the transportation and disposal of hazardous waste, and we require that our hospitals be named as additional insureds on the liability insurance policies maintained by these contractors. In addition, we maintain insurance coverage for third-party liability related to the storage tanks located at our facilities in the amount $2.0 million per claim and $25.0 million in the aggregate.
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
If The Fair Value Of Our Reporting Units Declines, A Material Non-Cash Charge To Earnings From Impairment Of Our Goodwill Could Result.
At September 30, 2008, we had $780.6 million of goodwill recorded in our financial statements. We expect to recover the carrying value of this goodwill through our future cash flows. On an ongoing basis, we evaluate, based on the fair value of our reporting units, whether the carrying value of our goodwill is impaired. If the carrying value of our goodwill is impaired, we may incur a material non-cash charge to earnings.
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
Item 3. Legal Proceedings.
On March 31, 2008, the District Court dismissed with prejudice the qui tam complaint against IAS, our parent company. The qui tam action sought monetary damages and civil penalties under the FCA and included allegations that certain business practices related to physician relationships and the medical necessity of certain procedures resulted in the submission of claims for reimbursement in violation of the FCA. The case dates back to March 2005 and became the subject of a subpoena by the OIG in September 2005. In August 2007, the case was unsealed and became a private lawsuit after the Department of Justice declined to intervene. The United States District Judge dismissed the case from the bench at the conclusion of oral arguments on IAS’ motion to dismiss. On April 21, 2008, the court issued a written order dismissing the case with prejudice and entering formal judgment for IAS. On May 7, 2008, the qui tam relator’s counsel filed a Notice of Appeal to the United States Court of Appeals for the Ninth Circuit to appeal the District Court’s dismissal of the case. On May 21, 2008, IAS filed a Notice of Cross-Appeal to the United States Court of Appeals for the Ninth Circuit from a portion of the April 21, 2008 Order and, on July 22, 2008, IAS filed a Motion to Disqualify relator’s counsel related to their misappropriation of information subject to a claim of attorney-client privilege by IAS. On August 21, 2008, the court issued a written order denying IAS’ Motion to Disqualify and resetting the briefing schedule associated with the Ninth Circuit appellate proceedings. On October 21, 2008, the relator filed his appeal brief with the United States Court of Appeals for the Ninth Circuit. IAS’ cross-appeal brief is due on January 20, 2009. Currently, the appeals process is expected to take one to two years to complete.
Item 4. Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of security holders during the fourth quarter ended September 30, 2008.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
There is no established public trading market for our common interests. At September 30, 2008, all of our common interests were owned by IASIS Healthcare Corporation, a Delaware corporation, referred to as IAS.
See Item 12., “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” included elsewhere in this report for information regarding our equity compensation plans.
Item 6. Selected Financial Data.
The following table presents selected historical financial data for the fiscal years ended September 30, 2008, 2007, 2006, 2005 and 2004, and was derived from the audited consolidated financial statements.
The audited consolidated financial statements of IASIS referenced above, together with the related report of the independent registered public accounting firm, are included elsewhere in this report. The selected financial information and other data presented below should be read in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto included elsewhere in this report.

	IASIS
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,	September 30,	September 30,
	2008	2007	2006	2005	2004 (7)

Statement of Operations Data (1)(6):
Net revenue	$2,065,536	$1,766,079	$1,539,577	$1,429,429	$1,300,489
Costs and expenses:
Salaries and benefits	632,109	533,792	439,349	410,119	394,066
Supplies	231,259	194,915	167,616	166,159	156,957
Medical claims	452,055	376,505	347,217	302,204	242,389
Operating expenses	283,123	266,263	223,946	191,538	183,933
Provision for bad debts	161,936	136,233	134,614	123,728	117,384
Rentals and leases	36,633	31,546	30,277	28,502	27,596
Interest expense, net	75,665	71,206	67,124	63,398	55,569
Depreciation and amortization	96,741	75,388	69,137	68,358	64,910
Management fees	5,000	4,746	4,189	3,791	746
Hurricane-related property damage (2)	3,589	—	—	4,762	—
Business interruption insurance recoveries (3)	—	(3,443)	(8,974)	—	—
Loss on extinguishment of debt (4)	—	6,229	—	—	52,084
Merger expenses (5)	—	—	—	—	19,750
Write-off of debt issue costs	—	—	—	—	8,850

Total costs and expenses	1,978,110	1,693,380	1,474,495	1,362,559	1,324,234

Earning (loss) from continuing operations before gain (loss) on disposal of assets, minority interests and income taxes	87,426	72,699	65,082	66,870	(23,745)

Gain (loss) on disposal of assets, net	(75)	(1,359)	913	(231)	3,624
Minority interests	(4,437)	(4,496)	(3,546)	(2,891)	(4,305)

Earnings (loss) from continuing operations before income taxes	82,914	66,844	62,449	63,748	(24,426)
Income tax expense	35,325	25,909	22,515	25,402	5,856

Net earnings (loss) from continuing operations	47,589	40,935	39,934	38,346	(30,282)
Earnings (loss) from discontinued operations, net of income taxes	(11,275)	669	(385)	2,246	(2,143)

Net earnings (loss)	$36,314	$41,604	$39,549	$40,592	$(32,425)

Balance Sheet Data (at end of period):
Cash and cash equivalents	$80,738	$—	$95,415	$89,097	$98,805
Total assets	$2,308,147	$2,186,422	$1,967,835	$1,852,724	$1,724,161
Long-term debt and capital lease obligations (including current portion)	$1,114,622	$1,031,657	$896,945	$904,808	$912,754
Member’s equity	$727,769	$691,514	$656,496	$616,947	$573,705

(1)	The results of North Vista Hospital are included from February 1, 2004, the date of acquisition. The results of Glenwood and Alliance are included from January 31, 2007 and May 31, 2007, respectively, the dates of acquisition.

(2)	Results for the year ended September 30, 2008, include an adverse financial impact totaling $3.6 million before income taxes relating to property damage to The Medical Center of Southeast Texas, as a result of Hurricane Ike. Results for the year ended September 30, 2005, include an adverse financial impact totaling $4.8 million before income taxes relating to property damage to The Medical Center of Southeast Texas, as a result of Hurricane Rita.

(3)	Results for the years ended September 30, 2007 and 2006, include $3.4 million and $9.0 million, respectively, of business interruption insurance recoveries received in connection with the temporary closure and disruption of operations at The Medical Center of Southeast Texas, as a result of Hurricane Rita. Cumulative business interruption insurance recoveries of $12.4 million received-to-date have been reduced by related insurance deductibles of $4.6 million.

(4)	Results for the year ended September 30, 2007, include a $6.2 million loss on extinguishment of debt related to the refinancing of our senior secured credit facilities. Results for the year ended September 30, 2004, include a $52.1 million loss on extinguishment of debt of IAS related to its acquisition by the investor group led by TPG.

(5)	Merger expenses include legal and advisory expenses and special bonus compensation of IAS incurred in connection with its acquisition by the investor group led by TPG.

(6)	Excludes Mesa General and Biltmore, where operations were discontinued effective May 31, 2008 and April 30, 2008, respectively.

(7)	On June 22, 2004, an investor group led by TPG acquired IAS through a merger, which ultimately resulted in the formation of IASIS. The selected historical financial data for the fiscal year ended September 30, 2004, represents the combined results of the successor (for the period June 23, 2004 through September 30, 2004) and predecessor (for the period ended June 22, 2004), and was derived from the audited consolidated financial statements for the respective periods in fiscal 2004.
Selected Operating Data
The following table sets forth certain unaudited operating data for each of the periods presented.

	Year Ended September 30,
	2008	2007	2006
Acute Care
Number of acute care hospital facilities at end of period (1)	15	15	13
Beds in service at end of period	2,644	2,565	2,080
Average length of stay (days) (2)	4.66	4.63	4.62
Occupancy rates (average beds in service)	48.9%	49.5%	51.2%
Admissions (3)	101,302	92,198	82,862
Adjusted admissions (4)	165,819	150,774	137,703
Patient days (5)	471,853	427,244	383,175
Adjusted patient days (4)	741,466	669,999	612,058
Net patient revenue per adjusted admission (6)	$9,101	$8,639	$8,157

Health Choice (7):
Medicaid covered lives	142,193	122,437	110,813
Dual-eligible lives (8)	3,300	3,482	3,937
Medical loss ratio (9)	85.2%	85.2%	87.2%

(1)	Excludes Mesa General Hospital, which discontinued services effective May 31, 2008. Excludes St. Luke’s Behavioral Hospital. Beginning January 31, 2007, includes Glenwood. Beginning July 23, 2007, includes Mountain Vista.

(2)	Represents the average number of days that a patient stayed in our hospitals.

(3)	Represents the total number of patients admitted to our hospitals for stays in excess of 23 hours. Management and investors use this number as a general measure of inpatient volume.

(4)	Adjusted admissions and adjusted patient days are general measures of combined inpatient and outpatient volume. We compute adjusted admissions/patient days by multiplying admissions/patient days by gross patient revenue and then dividing that number by gross inpatient revenue.

(5)	Represents the number of days our beds were occupied by inpatients over the period.

(6)	Includes the impact of our uninsured discount program, which became effective in the third quarter of fiscal 2006. The uninsured discount program offers discounts to all uninsured patients receiving healthcare services who do not qualify for assistance under state Medicaid, other federal or state assistance plans or charity. The uninsured discount program had the effect of reducing net revenue and the provision for bad debts by generally corresponding amounts.

(7)	Includes our MAPD SNP effective January 1, 2006.

(8)	Represents members eligible for Medicare and Medicaid benefits under Health Choice’s contract with CMS to provide coverage as a MAPD SNP.

(9)	Represents medical claims expense as a percentage of premium revenue, including claims paid to our hospitals.
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
Data for the fiscal years ended September 30, 2008, 2007 and 2006, has been derived from our audited consolidated financial statements. References herein to “we,” “us,” “our” and “our company” are to IASIS and its subsidiaries, unless indicated otherwise.
FORWARD LOOKING STATEMENTS
Some of the statements we make in this annual report on Form 10-K are forward-looking within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations including, but not limited to, the discussions of our operating and growth strategy (including possible acquisitions and dispositions), financing needs, projections of revenue, income or loss, capital expenditures and future operations. Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results in future periods to differ materially from those anticipated in the forward-looking statements. Those risks and uncertainties include, among others, the risks and uncertainties discussed under Item 1A, “Risk Factors” in this Annual Report on Form 10-K. Although we believe that the assumptions underlying the forward-looking statements contained in this report are reasonable, any of these assumptions could prove to be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included in this report, you should not regard the inclusion of such information as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to publicly release any revisions to any forward- looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

EXECUTIVE OVERVIEW
We are a leading owner and operator of medium-sized acute care hospitals in high-growth urban and suburban markets. We operate our hospitals with a strong community focus by offering and developing healthcare services targeted to the needs of the markets we serve, promoting strong relationships with physicians and working with local managed care plans. At September 30, 2008, we owned or leased 15 acute care hospital facilities and one behavioral health hospital facility, with a total of 2,644 beds in service, located in six regions:
•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	Tampa-St. Petersburg, Florida;

•	three cities in Texas, including San Antonio;

•	Las Vegas, Nevada; and

•	West Monroe, Louisiana.
We also own and operate Health Choice, a Medicaid and Medicare managed health plan in Phoenix.
On May 14, 2008, Health Choice was awarded a new contract with AHCCCS that provides for a three-year term commencing October 1, 2008, with AHCCCS having the option to renew for two additional one-year periods. The new contract covers Medicaid members in the following Arizona counties: Apache, Coconino, Maricopa, Mohave, Navajo and Pima counties, which were covered by Health Choice’s previous contract, as well as Yuma, La Paz and Santa Cruz counties, which are new counties awarded in the new contract.
On March 31, 2008, the District Court dismissed with prejudice the qui tam complaint against IAS, our parent company. The qui tam action sought monetary damages and civil penalties under the FCA and included allegations that certain business practices related to physician relationships and the medical necessity of certain procedures resulted in the submission of claims for reimbursement in violation of the FCA. The case dates back to March 2005 and became the subject of a subpoena by the OIG in September 2005. In August 2007, the case was unsealed and became a private lawsuit after the Department of Justice declined to intervene. The United States District Judge dismissed the case from the bench at the conclusion of oral arguments on IAS’ motion to dismiss. On April 21, 2008, the court issued a written order dismissing the case with prejudice and entering formal judgment for IAS. On May 7, 2008, the qui tam relator’s counsel filed a Notice of Appeal to the United States Court of Appeals for the Ninth Circuit to appeal the District Court’s dismissal of the case. On May 21, 2008, IAS filed a Notice of Cross-Appeal to the United States Court of Appeals for the Ninth Circuit from a portion of the April 21, 2008 Order and, on July 22, 2008, IAS filed a Motion to Disqualify relator’s counsel related to their misappropriation of information subject to a claim of attorney-client privilege by IAS. On August 21, 2008, the court issued a written order denying IAS’ Motion to Disqualify and resetting the briefing schedule associated with the Ninth Circuit appellate proceedings. On October 21, 2008, the relator filed his appeal brief with the United States Court of Appeals for the Ninth Circuit. IAS’ cross-appeal brief is due on January 20, 2009. Currently, the appeals process is expected to take one to two years to complete.
Effective February 1, 2008, we purchased a majority ownership interest in Ouachita, a ten-bed surgical hospital located in West Monroe, Louisiana. The purchase price for the majority ownership interest was approximately $16.8 million.
The lease agreements to operate Mesa General and Biltmore expired by their terms on July 31, 2008 and September 30, 2008, respectively. We discontinued services at Mesa General on May 31, 2008 and Biltmore on April 30, 2008. The operating results of Mesa General and Biltmore are classified as discontinued operations in our consolidated financial statements for the years ended September 30, 2008, 2007 and 2006. All references to financial and operating data, for all periods presented, represent our continuing operations.
The fiscal 2007 acquisitions of Glenwood and Alliance, which were effective January 31, 2007 and May 31, 2007, respectively, and the opening of our new hospital, Mountain Vista, in the fourth quarter of fiscal 2007, have resulted in an increase in our volume, net revenue and operating expenses during the year ended September 30, 2008, compared with the prior year. Given that Alliance was immediately merged into Odessa Regional Hospital to form Odessa Regional Medical Center, all references to same-facility in all periods presented include the impact of the Alliance acquisition. All references to same-facility exclude Glenwood and Mountain Vista.

Revenue and Volume Trends
Net revenue for the year ended September 30, 2008, increased 17.0% to $2.1 billion, compared to $1.8 billion in the prior year. Net revenue is comprised of acute care and premium revenue. Acute care revenue contributed $208.4 million to the increase in total net revenue for the year ended September 30, 2008, while premium revenue contributed $91.1 million. Acute care revenue is comprised of net patient revenue and other revenue. A large percentage of our hospitals’ net patient revenue consists of fixed payment, discounted sources, including Medicare, Medicaid and managed care organizations. Reimbursement for Medicare and Medicaid services are often fixed regardless of the cost incurred or the level of services provided. Similarly, a greater percentage of the managed care companies we contract with reimburse providers on a fixed payment basis regardless of the costs incurred or the level of services provided. Net patient revenue is reported net of discounts and contractual adjustments. The contractual adjustments principally result from differences between the hospitals’ established charges and payment rates under Medicare, Medicaid and various managed care plans. The calculation of appropriate payments from the Medicare and Medicaid programs, including supplemental Medicaid reimbursement, as well as terms governing agreements with other third-party payors are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount. Premium revenue consists of revenue at Health Choice derived primarily from capitated contracts with AHCCCS and CMS. Other revenue includes medical office building rental income and other miscellaneous revenue.
During fiscal 2007, certain of our acute care hospitals received supplemental Medicaid reimbursement, including reimbursement from a program for participating private hospitals that enter into indigent care affiliation agreements with public hospitals or county governments in the state of Texas. Under the CMS approved program, affiliated hospitals, including our Texas hospitals, expanded the community healthcare safety net by providing indigent healthcare services. Participation in these programs by our Texas hospitals resulted in an increase in acute care revenue, as well as an increase in professional fees incurred to expand the indigent care services. This program is subject to periodic audits by CMS. In October 2007, as a result of a CMS review, the state of Texas ceased funding these private hospital programs due to the deferral of certain federal Medicaid payments by CMS. The state continued to withhold payments until CMS completed its review in July 2008, at which time the Texas Health and Human Services Commission (“HHSC”) notified the affiliated hospitals that HHSC would resume the Texas private supplemental Medicaid reimbursement payments. In connection with the resumption of these programs, we received payments of $24.3 million in August 2008. Revenue recognized under these Texas private supplemental Medicaid reimbursement programs for fiscal 2008 was $22.4 million, compared to $25.4 million in the prior year. In addition, our Texas hospitals incurred $18.2 million in professional fees to fund the expanded indigent care services and other program-related costs in fiscal 2008, compared to $21.0 million in the prior year.
Acute Care Revenue
Acute care revenue increased 15.8% to $1.5 billion for the year ended September 30, 2008, compared to $1.3 billion in the prior year. A full year of operations at Mountain Vista, Glenwood and Alliance, increases in managed care reimbursement rates, and a slight increase in overall acuity contributed to the increase in acute care revenue. On a same-facility basis, acute care revenue increased 6.6% for the year ended September 30, 2008, compared to the prior year.
Net patient revenue per adjusted admission increased 5.4% for the year ended September 30, 2008, compared to the prior year. Admissions and adjusted admissions increased 9.9% and 10.0%, respectively, for the year ended September 30, 2008, compared to the prior year.
On a same-facility basis, net patient revenue per adjusted admission increased 4.8% for the year ended September 30, 2008, compared to the prior year. Same-facility admissions and adjusted admissions increased 0.8% and 2.0%, respectively, for the year ended September 30, 2008, compared to the prior year.

Our net patient revenue per adjusted admission continues to benefit from rate increases from payors and our focus on profitable product lines and capital investments in our facilities. From a service line standpoint, we have experienced an increase in certain higher acuity services, including surgical procedures such as orthopedics and bariatrics, as well as increases in other inpatient procedures related to infectious diseases and psychiatric services. Surgical volume for the year ended September 30, 2008, increased 9.6% compared to the prior year. In addition, during recent quarters, we experienced a shift in our service mix to more outpatient procedures in service lines such as cardiology and bariatrics, along with an increase in obstetrics related cases, compared with the prior year, which has offset, in part, pricing improvements from other higher acuity services. Our recent pricing trends have also been impacted by reimbursement pressure from managed care and other third-party payors, which has resulted in moderating rate increases. The consolidation of payors in certain markets, as well as general industry pricing pressures, may result in reduced reimbursement from managed care organizations in future periods. Such consolidation of managed care organizations has resulted in a greater focus on case management, as well as increased efforts by payors to align themselves with networks of providers in certain markets in which we operate.
The following table provides the sources of our gross patient revenue by payor for the years ended September 30, 2008, 2007 and 2006.

	Year Ended
	September 30,
	2008	2007	2006
Medicare	32.3%	30.9%	32.2%
Managed Medicare	3.8	3.0	2.8
Medicaid	7.4	7.3	6.7
Managed Medicaid	10.6	11.1	10.3
Managed care	40.2	41.6	42.0
Self-pay and other	5.7	6.1	6.0

Total	100.0%	100.0%	100.0%

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
During the third quarter of fiscal 2006, we implemented an uninsured discount program offering discounts to all uninsured patients receiving healthcare services who do not qualify for assistance under state Medicaid, other federal or state assistance plans, or charity care. We provided uninsured discounts totaling $57.9 million for the year ended September 30, 2008, compared to $50.3 million in the prior year. These discounts to the uninsured had the effect of reducing acute care revenue and the provision for bad debts by generally corresponding amounts.
In 2006 and 2007, CMS issued final rules that refined the diagnosis-related group payment system, and on August 1, 2007, CMS announced a final rule that creates new severity-adjusted diagnosis-related groups to replace the current diagnosis-related groups. CMS created the new severity-adjusted diagnosis-related groups in order to better recognize severity of illness among patients. For federal fiscal year 2009, CMS has issued a final rule updating the diagnosis-related group payment system rates by the full market basket of 3.6%. However, this rule reduces payment rates in fiscal year 2009 by 0.9% to eliminate what CMS estimates will be the effect of coding or classification changes as a result of hospitals implementing the new severity adjusted diagnosis-related groups.

Premium Revenue
Health Choice’s new contract with AHCCCS provides for a three-year term commencing October 1, 2008, with AHCCCS having the option to renew for two additional one-year periods. The new contract, which maintains our state-wide presence, covers Medicaid members in the following Arizona counties: Apache, Coconino, Maricopa, Mohave, Navajo and Pima counties, which are covered by Health Choice’s existing contract, as well as Yuma, La Paz and Santa Cruz counties, which are new counties awarded in the recent bid process. As of December 1, 2008, Health Choice’s enrollment approximated 162,000 members, compared to approximately 145,000 members at September 30, 2008. While we anticipate that our membership in the near term will continue to exceed prior year amounts, we cannot guarantee the continued growth of our membership.
Premium revenue at Health Choice for the year ended September 30, 2008, increased $91.1 million compared with the prior year. Increases in our Medicaid enrollees, as well as increases in premium rates in both the Medicaid and Medicare product lines, have been the primary contributors to our growth in premium revenue. Premium revenue generated under the AHCCCS and CMS contracts with Health Choice represented approximately 26.2% of our consolidated net revenue for the year ended September 30, 2008, compared with 25.5% in the prior year.
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
General Economic Environment
During the recent past, the U.S. economy has weakened significantly. Tightening credit markets, depressed consumer spending and higher unemployment rates continue to pressure many industries. During economic downturns, governmental entities often experience budgetary constraints as a result of increased costs and lower than expected tax collections. These budgetary constraints may result in decreased spending for health and human service programs, including Medicare, Medicaid and similar programs, which represent significant payor sources for our hospitals. Other risks we face from general economic weakness include patient decisions to postpone or cancel general primary care and non-emergent healthcare procedures, as well as patients foregoing primary care and deferring treatment until their conditions become emergent. Economically challenging times produce potential increases in the uninsured and under-insured population, often as a result of job losses, continued shifts in healthcare payment responsibility from employers to employees and further difficulties in our collecting patient co-payment and deductible receivables.
Value-Based Reimbursement
There is a trend in the healthcare industry towards value-based purchasing of healthcare services. These value-based purchasing programs include both public reporting and financial incentives tied to the quality and efficiency of care provided by facilities. We expect programs of this type to become more common in the healthcare industry.
Medicare currently requires providers to report certain quality measures in order to receive full reimbursement increases that were awarded automatically in the past. CMS established the first quality measures in 2003, and CMS has expanded, through a series of rulemakings, the number of patient care indicators that hospitals must report. On October 30, 2008, CMS announced a final rule that expands the number of inpatient measures to 44 for a hospital to receive the full market basket update for fiscal year 2010. We anticipate that CMS will continue to expand the number of quality measures. CMS has also announced final rules that require hospitals to submit quality data regarding seven measures relating to outpatient care in order to receive the full market basket increase under the outpatient prospective payment system beginning in calendar year 2009 and expand this number to 11 measures relating to outpatient care in order to receive the full market basket increase in calendar year 2010. We have invested significant capital in the implementation of our advanced clinical system that assists us in reporting these quality measures. Additionally, we have invested significant corporate resources in clinical operations during the past 18 months. CMS makes the data submitted by hospitals, including our hospitals, public on its website.

Beginning in federal fiscal year 2009, Medicare will not pay hospitals additional amounts for the treatment of certain preventable adverse events, also known as hospital-acquired conditions, unless the condition was present at admission. DEFRA required CMS to select at least two hospital-acquired conditions for which hospitals will not receive additional payment unless the conditions were present on admission to the hospital. CMS has selected eleven such hospital-acquired conditions, six of which are classified as “serious preventable adverse events” or “never events.” DEFRA provides that CMS may revise the list of conditions from time to time, and CMS is seeking comment on additional proposed conditions. Additionally, CMS has issued a report proposing a value-based purchasing system, which would phase out the current quality reporting system, making a portion of hospital payments contingent on actual performance against specified measures. It is uncertain whether such a program will be implemented.
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
Implementation of Our Quality Initiatives
Quality of care is integral to our future success. We have taken significant steps in implementing expanded quality of care initiatives that we believe represent key building blocks to a successful strategy. The following represents some of those steps that have been taken:
•	Deployment of proprietary information systems to provide daily tracking of care provided to patients in any core measures category;

•	Implementation of a strategy to retain nurses, with a goal of ultimately providing an improved continuum of care through continuity;

•	Development and implementation of a hospital medical management program;

•	Hiring of a Chief Quality Officer;

•	Ongoing training and education of medical and non-medical personnel related to quality performance indicators;

•	Monthly review of the 30 quality indicators prescribed by CMS for reporting;

•	Monitoring of quality measures in addition to those required to receive the full annual payment update;

•	Rapid response teams in place at all of our hospitals to provide more timely and efficient care;

•	Engagement of an external group to conduct unannounced mock Joint Commission surveys;

•	Alignment of hospital management incentive compensation with quality performance indicators; and

•	Realignment of staffing to collect and report quality information and to facilitate action plans to address areas for improvement.

Physician Integration
In an effort to meet community needs and address coverage issues, we continue to recruit and employ physicians with primary emphasis on family practice and internal medicine, general surgery, hospitalists, obstetrics and gynecology, cardiology, neurology and orthopedics. Our ability to attract and retain skilled physicians to our hospitals is critical to our success and is affected by the quality of care at our hospitals. This is one reason we have taken significant steps in implementing our expanded quality of care initiatives. We believe intense efforts focusing on quality of care will enhance our ability to recruit and retain the skilled physicians necessary to make our hospitals successful.
We will experience certain risks that are associated with the integration of medical staffs at our hospitals. As we continue to implement our physician employment strategy, we face significant competition for skilled physicians in certain of our markets as more providers adopt a physician staffing model approach, coupled with a general shortage of physicians across most specialties. This increased competition has resulted in efforts by managed care organizations to align with certain provider networks in the markets in which we operate. We expect that employing physicians should provide relief on cost pressures associated with on-call coverage and other professional fees. However, we anticipate incurring additional labor and other start-up related costs as we continue the integration of employed physicians.
We also face risk from competition for outpatient business. We expect to mitigate this risk through implementation of our physician employment strategy, our commitment to capital investment in our hospitals, including updated technology and equipment, and our commitment to our quality of care initiatives that some competitors, including individual physicians or physician groups, may not be equipped to implement.
Growth in Uncompensated Care
Like others in the hospital industry, we continue to experience increases in our uncompensated care, including charity care and our provision for bad debts. This increase is driven by growth in the number of uninsured patients seeking care at our hospitals, as well as increases in the amount of co-payments and deductibles as employers continue to pass more of these costs on to their employees. In addition, as a result of the recent economic downturn, we believe that our hospitals may experience continued growth in bad debts and charity care. While the volume of patients registered as uninsured continues to increase, we continue to be successful in qualifying many of these uninsured patients for Medicaid or other third-party coverage. More recently, our provision for bad debts has been increasingly affected by the volume of under-insured patients or patient balances after insurance. As a result of rising unemployment, increasing healthcare costs and other factors beyond our control, collections of these patient balances may become more difficult. Accordingly, we continue to monitor our self-pay admissions on a daily basis and continue to focus on the efficiency of our emergency rooms, point-of-service cash collections, Medicaid eligibility automation and process-flow improvements. At September 30, 2008, self-pay balances after insurance were $36.4 million, as compared to $31.4 million at September 30, 2007. Our provision for bad debts as a percentage of acute care revenue increased to 10.6% for the year ended September 30, 2008, compared to 10.3% in the prior year. On a combined basis, charity care and our provision for bad debts as a percentage of acute care revenue was 12.7% for the year ended September 30, 2008, compared to 12.4% in the prior year. We anticipate that if we experience further growth in self-pay volume and revenue, along with continued increases in co-payments and deductibles for insured patients, our provision for bad debts will continue to increase and our results of operations could be adversely affected.
The approximate percentages of gross hospital receivables (prior to allowances for contractual adjustments and doubtful accounts) are summarized as follows:

	September 30,	September 30,
	2008	2007
Insured receivables	64.8%	66.7%
Uninsured receivables	35.2%	33.3%

Total	100.0%	100.0%

The percentages in the table above are calculated using gross receivable balances. Uninsured and insured receivables are net of discounts and contractual adjustments recorded at the time of billing. Included in insured receivables are accounts that are pending approval from Medicaid. These receivables were approximately 3.0% and 2.3% of gross hospital receivables at September 30, 2008 and 2007, respectively.
The approximate percentages of gross hospital receivables in summarized aging categories are as follows:

	September 30,	September 30,
	2008	2007
0 to 90 days	67.5%	71.8%
91 to 180 days	17.9%	15.5%
Over 180 days	14.6%	12.7%

Total	100.0%	100.0%

The increase in accounts receivable in our 91 to 180 day and over 180 day categories is in part the result of the acquisitions of Glenwood and Alliance, as well as the increase in accounts receivable resulting from the opening of our new hospital, Mountain Vista.
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
Nursing Shortage
While the hospital industry in general continues to experience a shortage of nurses, we have experienced an overall improvement in our nursing contract labor utilization during the last twelve months. This improvement is, in large part we believe, the result of our comprehensive recruiting plan for nurses, more effective utilization of our advanced information systems, which has resulted in improved monitoring of staffing efficiencies and labor costs, and the closure of Mesa General which provided opportunities for the majority of its nursing personnel to accept positions at our other Arizona facilities. In consideration of the overall environment, we continue to focus on retaining and recruiting nurses in each of our markets. During the year ended September 30, 2008, same-facility nursing contract labor expense as a percentage of acute care revenue decreased 0.2% compared to the prior year.
Our comprehensive recruiting plan for nurses focuses on expanded relationships with local colleges and universities, including our sponsorship of nursing scholarship programs. These partnerships have increased our nursing retention, which has resulted in declining utilization of contract nursing services. We anticipate that we will continue to see benefits in future periods, as participants in the nursing scholarship programs enter the work force upon completion of their education. We believe that this transfer of labor to our other Arizona facilities will continue to help offset contract nursing labor costs in this market.
Decreased Federal and State Funding for Medicaid Programs
Certain of the states in which we operate have experienced budget constraints as a result of the economic downturn, increased costs and lower than expected tax collections. Health and human services programs, including Medicaid and similar programs, represent a significant portion of state spending. As a response to these budgetary concerns, some of the states in which we operate, including Florida, Nevada and Utah, have passed legislation which decreased funding for these programs or other structural changes resulting in a reduction in Medicaid hospital rates for fiscal year 2009, while Arizona has recently frozen reimbursement rates for inpatient and outpatient hospital services until at least October 2009. DEFRA, signed into law on February 8, 2006, included Medicaid cuts of approximately $4.8 billion over five years. A congressional committee has estimated that proposed state legislative and regulatory changes, if implemented, would reduce federal Medicaid funding by an additional $49.7 billion over five years. The implementation of many of these proposed changes is subject to a statutorily-mandated moratorium scheduled to expire in April 2009. If such funding decreases continue to be implemented in the states in which we operate, our results of operations and cash flows could be adversely affected.

Changes in Patient Service Mix
From an industry trend perspective, a number of procedures once performed only on an inpatient basis have been and will continue to be converted to outpatient procedures, as a result of advances in pharmaceutical and medical technologies. We have continued to experience a shift in our patient service mix to more outpatient procedures, in areas such as cardiovascular, bariatrics, diagnostic imaging and other services. Generally, the payments we receive for outpatient procedures are less than those for similar procedures performed in an inpatient setting.
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
At September 30, 2008, our self-pay receivables, including amounts due from uninsured patients and co-payment and deductible amounts due from insured patients, were $142.2 million and our allowance for doubtful accounts was $108.5 million. Excluding third-party settlement balances, days revenue in accounts receivable from continuing operations were 53 days at September 30, 2008, compared to 66 days at September 30, 2007. Impacting our days revenue in accounts receivable during the prior year was a build-up of Medicare accounts receivable at Glenwood, a fiscal 2007 acquisition, as we awaited receipt of our provider number tie-in notice at this facility. Additionally, the process to finalize our provider number at our new hospital, Mountain Vista, resulted in a build-up of accounts receivable during the last two months of fiscal 2007. Excluding third-party settlement balances, same-facility days revenue in accounts receivable from continuing operations were 54 at September 30, 2008. For the year ended September 30, 2008, the provision for bad debts increased to 10.6% of acute care revenue, compared to 10.3% in the prior year. Significant changes in payor mix or business office operations could have a significant impact on the provision for bad debts, as well as our results of operations and cash flows.

Allowance for Contractual Discounts and Settlement Estimates. We derive a significant portion of our net patient revenue from Medicare, Medicaid and managed care payors that receive discounts from our standard charges. For the years ended September 30, 2008, 2007 and 2006, Medicare, Medicaid and managed care revenue accounted for 88.0%, 88.6% and 87.8%, respectively, of our hospitals’ net patient revenue.
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
Medicare and Medicaid regulations and various managed care contracts are often complex and may include multiple reimbursement mechanisms for different types of services provided in our healthcare facilities, requiring complex calculations and assumptions subject to interpretation. Additionally, the services authorized and provided and resulting reimbursement are often subject to interpretation. These interpretations sometimes result in payments that differ from our estimates. Additionally, updates to regulations and contract renegotiations occur frequently, necessitating continual review and assessment of the estimation process by management. We have made significant investments in our patient accounting information systems, human resources and internal controls, which we believe greatly reduces the likelihood of a significant variance occurring between the recorded and estimated contractual discounts. Given that most of our contractual discounts are pre-defined or contractually based, continual internal monitoring processes and our use of analytical tools, we believe the aggregate differences between amounts recorded for initial contractual discounts and final contractual discounts resulting from payments received are not significant. Finally, we believe that having a wide variety and large number of managed care contracts that are subject to review and administration on a hospital-by-hospital basis minimizes the impact on the Company’s net revenue of any imprecision in recorded contractual discounts caused by the system-load of payment terms of a particular payor. We believe that our systems and processes, as well as other items discussed, provide reasonable assurance that any change in estimate related to contractual discounts are immaterial to our financial position, results of operations and cash flows.

Insurance Reserves. Given the nature of our operating environment, we may become subject to medical malpractice or workers compensation claims or lawsuits. We maintain third-party insurance coverage for individual malpractice and workers compensation claims to mitigate a portion of this risk. In addition, we maintain excess coverage limiting our exposure to an aggregate annual amount for claims. We estimate our reserve for self-insured professional and general liability and workers compensation risks using historical claims data, demographic factors, severity factors, current incident logs and other actuarial analysis. At September 30, 2008 and 2007, our professional and general liability accrual for asserted and unasserted claims was $34.3 million and $38.5 million, respectively. For the year ended September 30, 2008, our total premiums and self-insured retention cost for professional and general liability insurance was $15.9 million, compared with $19.2 million in the prior year.
The estimated accrual for medical malpractice and workers compensation claims could be significantly affected should current and future occurrences differ from historical claims trends. The estimation process is also complicated by the complexity and changing nature of tort reform in the states in which we operate. While we monitor current claims closely and consider outcomes when estimating our insurance accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in the estimates.
Valuations from our independent actuary for professional and general liability losses resulted in a change in related estimates for prior years which increased (decreased) professional and general liability expense by the following amounts (in millions):

Year ended September 30, 2008	$(6.8)
Year ended September 30, 2007	$(6.6)
Year ended September 30, 2006	$0.6
Valuations from our independent actuary for workers’ compensation losses resulted in a change in related estimates for prior years which increased (decreased) workers’ compensation expense by the following amounts (in millions):

Year ended September 30, 2008	$0.8
Year ended September 30, 2007	$(1.0)
Year ended September 30, 2006	$(3.3)
Medical Claims Payable. Medical claims expense, including claims paid to our hospitals, was $461.6 million, $384.0 million and $354.5 million, or 85.2%, 85.2% and 87.2% of premium revenue, for the years ended September 30, 2008, 2007 and 2006, respectively. Our liability for medical claims was $97.3 million at September 30, 2008, compared to $81.3 million in the prior year. We estimate the medical claims payable using historical claims experience (including severity and payment lag time) and other actuarial analysis including number of enrollees, age of enrollees and certain enrollee health indicators to predict the cost of healthcare services provided to enrollees during any given period. While management believes that its estimation methodology effectively captures trends in medical claims costs, actual payments could differ significantly from our estimates given changes in healthcare costs or adverse experience. For the years ended September 30, 2008, 2007 and 2006, $9.6 million, $7.5 million and $7.3 million, respectively, of health plan payments made to hospitals and other healthcare entities owned by us for services provided to our enrollees were eliminated in consolidation.

Goodwill and Other Intangibles. The accounting policies and estimates related to goodwill and other intangibles are considered critical because of the significant impact that impairment could have on our operating results. We record all assets and liabilities acquired in purchase acquisitions, including goodwill, indefinite-lived intangibles, and other intangibles, at fair value as required by Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. Goodwill, which was $780.6 million at September 30, 2008, is not amortized but is subject to tests for impairment annually or more often if events or circumstances indicate it may be impaired. The initial recording of goodwill and other intangibles requires subjective judgments concerning estimates of the fair value of the acquired assets. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Other identifiable intangible assets, net of accumulated amortization, were $33.0 million at September 30, 2008, compared to $36.0 million in the prior year. These are amortized over their estimated useful lives and are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections. Estimated cash flows may extend far into the future and, by their nature, are difficult to determine over an extended timeframe. Factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, and changes in discount rates and specific industry or market sector conditions. Other key judgments in accounting for intangibles include useful life and classification between goodwill and indefinite-lived intangibles or other intangibles which require amortization. See “Goodwill and Other Intangibles Assets” in the Notes to Consolidated Financial Statements for additional information regarding intangible assets. To assist in assessing the impact of a goodwill or intangible asset impairment charge at September 30, 2008, we have $813.6 million of goodwill and intangible assets. The impact of a 5% impairment charge would result in a reduction in pre-tax income of approximately $40.7 million.
Income Taxes. Certain tax matters require interpretations of tax law that may be subject to future challenge and may not be upheld under tax audit. Significant judgment is required in determining and assessing the impact of such tax-related contingencies. We establish accruals when, despite our belief that our tax return positions are fully supportable, it is probable that we have incurred a loss related to tax contingencies and the loss or range of loss can be reasonably estimated. We adjust the accruals related to tax contingencies based upon changing facts and circumstances, including the progress of tax audits and legislative, regulatory or judicial developments. Additionally, we estimate and record a valuation allowance to reduce deferred tax assets to the amount we believe is more likely than not to be realized in future periods based on all relevant information. We believe that future income as well as the reversal of deferred tax liabilities will enable us to realize the deferred tax assets we have recorded, net of the valuation allowance we have established.
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

	Year Ended		Year Ended		Year Ended
	September 30, 2008		September 30, 2007		September 30, 2006
Consolidated ($ in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage

Net revenue:
Acute care revenue	$1,523,790	73.8%	$1,315,438	74.5%	$1,133,055	73.6%
Premium revenue	541,746	26.2%	450,641	25.5%	406,522	26.4%

Total net revenue	2,065,536	100.0%	1,766,079	100.0%	1,539,577	100.0%

Costs and expenses:
Salaries and benefits	632,109	30.6%	533,792	30.2%	439,349	28.5%
Supplies	231,259	11.2%	194,915	11.0%	167,616	10.9%
Medical claims	452,055	21.9%	376,505	21.3%	347,217	22.6%
Other operating expenses	283,123	13.7%	266,263	15.1%	223,946	14.5%
Provision for bad debts	161,936	7.8%	136,233	7.7%	134,614	8.7%
Rentals and leases	36,633	1.8%	31,546	1.8%	30,277	2.0%
Interest expense, net	75,665	3.7%	71,206	4.0%	67,124	4.4%
Depreciation and amortization	96,741	4.7%	75,388	4.3%	69,137	4.5%
Management fees	5,000	0.2%	4,746	0.3%	4,189	0.3%
Loss on extinguishment of debt	—	—	6,229	0.4%	—	—
Hurricane-related property damage	3,589	0.2%	—	—	—	—
Business interruption insurance recoveries	—	—	(3,443)	(0.2)%	(8,974)	(0.6)%

Total costs and expenses	1,978,110	95.8%	1,693,380	95.9%	1,474,495	95.8%

Earnings from continuing operations before gain (loss) on disposal of assets, minority interests and income taxes	87,426	4.2%	72,699	4.1%	65,082	4.2%

Gain (loss) on disposal of assets, net	(75)	(0.0)%	(1,359)	(0.1)%	913	0.1%
Minority interests	(4,437)	(0.2)%	(4,496)	(0.2)%	(3,546)	(0.2)%

Earnings from continuing operations before income taxes	82,914	4.0%	66,844	3.8%	62,449	4.1%

Income tax expense	35,325	1.7%	25,909	1.5%	22,515	1.5%

Net earnings from continuing operations	47,589	2.3%	40,935	2.3%	39,934	2.6%
Earnings (loss) from discontinued operations, net of income taxes	(11,275)	(0.5)%	669	0.0%	(385)	(0.0)%

Net earnings	$36,314	1.8%	$41,604	2.3%	$39,549	2.6%

	Year Ended		Year Ended		Year Ended
	September 30, 2008		September 30, 2007		September 30, 2006
Acute Care ($ in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage

Net revenue:
Acute care revenue	$1,523,790	99.4%	$1,315,438	99.4%	$1,133,055	99.4%
Revenue between segments	9,594	0.6%	7,540	0.6%	7,300	0.6%

Total net revenue (1)	1,533,384	100.0%	1,322,978	100.0%	1,140,355	100.0%

Costs and expenses:
Salaries and benefits	614,442	40.1%	518,989	39.2%	426,718	37.4%
Supplies	231,001	15.1%	194,630	14.7%	167,332	14.7%
Other operating expenses	264,814	17.3%	251,167	19.0%	210,662	18.5%
Provision for bad debts	161,936	10.6%	136,233	10.3%	134,614	11.8%
Rentals and leases	35,466	2.3%	30,384	2.3%	29,195	2.6%
Interest expense, net	75,665	4.9%	71,206	5.4%	67,124	5.9%
Depreciation and amortization	93,003	6.0%	71,828	5.4%	65,751	5.8%
Management fees	5,000	0.3%	4,746	0.4%	4,189	0.3%
Loss on extinguishment of debt	—	—	6,229	0.5%	—	—
Hurricane-related property damage	3,589	0.2%	—	—	—	—
Business interruption insurance recoveries	—	—	(3,443)	(0.3)%	(8,974)	(0.8)%

Total costs and expenses	1,484,916	96.8%	1,281,969	96.9%	1,096,611	96.2%

Earnings from continuing operations before gain (loss) on disposal of assets, minority interests and income taxes	48,468	3.2%	41,009	3.1%	43,744	3.8%

Gain (loss) on disposal of assets, net	(75)	(0.0)%	(1,359)	(0.1)%	967	0.1%
Minority interests	(4,437)	(0.3)%	(4,496)	(0.3)%	(3,546)	(0.3)%

Earnings from continuing operations before income taxes	$43,956	2.9%	$35,154	2.7%	$41,165	3.6%

(1)	Revenue between segments is eliminated in our consolidated results.

	Year Ended		Year Ended		Year Ended
	September 30, 2008		September 30, 2007		September 30, 2006
Health Choice ($ in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage

Premium revenue	$541,746	100.0%	$450,641	100.0%	$406,522	100.0%

Costs and expenses:
Salaries and benefits	17,667	3.3%	14,803	3.3%	12,631	3.1%
Supplies	258	0.0%	285	0.1%	284	0.1%
Medical claims (1)	461,649	85.2%	384,045	85.2%	354,517	87.2%
Other operating expenses	18,309	3.4%	15,096	3.3%	13,284	3.3%
Rentals and leases	1,167	0.2%	1,162	0.3%	1,082	0.3%
Depreciation and amortization	3,738	0.7%	3,560	0.8%	3,386	0.8%

Total costs and expenses	502,788	92.8%	418,951	93.0%	385,184	94.8%

Earnings before loss on disposal of assets	38,958	7.2%	31,690	7.0%	21,338	5.2%

Loss on disposal of assets, net	—	—	—	—	(54)	0.0%

Earnings before income taxes	$38,958	7.2%	$31,690	7.0%	$21,284	5.2%

(1)	Medical claims paid to our hospitals of $9.6 million, $7.5 million and $7.3 million for the years ended September 30, 2008, 2007 and 2006, respectively, are eliminated in our consolidated results.

Supplemental Non-GAAP Disclosures
During the third quarter of fiscal 2006, we implemented an uninsured discount program offering discounts to all uninsured patients receiving healthcare services who do not qualify for assistance under state Medicaid, other federal or state assistance plans or charity care. The uninsured discount program had the effect of reducing net revenue and the provision for bad debts by corresponding amounts. The results of operations for the years ended September 30, 2008 and 2007, each reflect the impact of the uninsured discount program for twelve months, while the year ended September 30, 2006, only reflects uninsured discounts subsequent to the implementation of the program. Therefore, we have provided the results of operations for the years ended September 30, 2007 and 2006, adjusted for the impact of the uninsured discount program, which is referenced in the corresponding year-over-year discussion. Adjusted values and ratios are as follows:

	Operating Measures Adjusted for Comparative Analysis
	(in thousands, except for statistical measures)
	Year Ended September 30, 2007
			Non-GAAP
	GAAP	Uninsured	Adjusted	GAAP %	Non-GAAP %
	Amounts	Discounts (1)	Amounts (2)	of Revenue	of Revenue (2)
Acute Care Segment

Net revenue(3)	$1,322,978	$50,335	$1,373,313	100.0%	100.0%

Salaries and benefits	518,989	—	518,989	39.2	37.8
Supplies	194,630	—	194,630	14.7	14.2
Other operating expenses	251,167	—	251,167	19.0	18.3
Provision for bad debts	136,233	50,335	186,568	10.3	13.6
Rentals and leases	30,384	—	30,384	2.3	2.2

Net patient revenue per adjusted admission	$8,639	$334	$8,973
Percentage change from prior year	5.9%		7.9%

Same-Facility(4)

Net revenue(3)	$1,243,922	$47,931	$1,291,853

Net patient revenue per adjusted admission	$8,727	$341	$9,068
Percentage change from prior year	7.0%		9.0%

	Year Ended September 30, 2006
			Non-GAAP
	GAAP	Uninsured	Adjusted	GAAP %	Non-GAAP %
	Amounts	Discounts (1)	Amounts (2)	of Revenue	of Revenue (2)
Acute Care Segment

Net revenue(3)	$1,140,355	$19,462	$1,159,817	100.0%	100.0%

Salaries and benefits	426,718	—	426,718	37.4	36.8
Supplies	167,332	—	167,332	14.7	14.4
Other operating expenses	210,662	—	210,662	18.5	18.2
Provision for bad debts	134,614	19,462	154,076	11.8	13.3
Rentals and leases	29,195	—	29,195	2.6	2.5

Net patient revenue per adjusted admission	$8,157	$160	$8,317
Percentage change from prior year	5.1%		7.1%

(1)	Includes the impact of discounts provided to uninsured patients for the period. In the acute care segment, we recorded $50.3 million and $19.5 million of uninsured discounts during the years ended September 30, 2007 and 2006, respectively.

(2)	Acute care revenue, the provision for bad debts and certain operating expense categories as a percentage of acute care revenue have been adjusted to present certain financial measures on a basis comparative with prior periods (non-GAAP financial measures). Management believes these non-GAAP financial measures are useful to investors for the purpose of providing disclosures of our results of operations consistent with those used by management. While management believes these non-GAAP financial measures provide useful information for period-to-period comparisons, investors are encouraged to use GAAP measures when evaluating financial performance or liquidity.

(3)	Acute care revenue represents total net revenue of the segment prior to the elimination of revenue between segments.

(4)	Includes the effect of the Alliance acquisition completed on May 31, 2007. Upon acquisition, Alliance was immediately merged into Odessa Regional Hospital to form Odessa Regional Medical Center.
Years Ended September 30, 2008 and 2007
Net revenue — Net revenue for the year ended September 30, 2008, was $2.1 billion, an increase of $299.5 million or 17.0%, compared to $1.8 billion in the prior year. The increase in net revenue was a combination of an increase of $208.4 million in acute care revenue from hospital operations, and an increase of $91.1 million in premium revenue from Health Choice.
For the year ended September 30, 2008, hospitals and other healthcare entities owned by us received approximately $9.6 million in acute care revenue from Health Choice, compared to $7.5 million in the prior year. This net revenue was eliminated in our consolidated results.
Before eliminations, acute care revenue from our hospital operations for the year ended September 30, 2008, was $1.5 billion, an increase of $210.4 million, or 15.9%, compared to $1.3 billion in the prior year. Admissions and adjusted admissions increased 9.9% and 10.0%, respectively, for the year ended September 30, 2008, compared to the prior year. Net patient revenue per adjusted admission increased 5.4% for the year ended September 30, 2008, compared to the prior year.
On a same-facility basis, acute care revenue from our hospital operations increased 6.6% for the year ended September 30, 2008, compared to the prior year. Same-facility admissions and adjusted admissions increased by 0.8% and 2.0%, respectively, for the year ended September 30, 2008, while net patient revenue per adjusted admission increased 4.8%, compared to the prior year. Same-facility pricing improvements during the year ended September 30, 2008, were attributable to increases in managed care reimbursement rates, which are beginning to moderate as a result of pricing pressure from managed care and other third-party payors, and a slight increase in overall acuity. Growth in revenue resulting from increased acuity is evidenced by increases in inpatient and outpatient surgical procedures, including orthopedic and bariatric cases, as well as other inpatient services related cardiology, infectious diseases and psychiatric services. Pricing improvements were partially offset by an overall increase in obstetrics related cases, as compared to the prior year, along with a more recent shift in service mix to more outpatient procedures in the cardiology and bariatric service lines.
Net adjustments to estimated third-party payor settlements, also known as prior year contractuals, resulted in an increase in acute care revenue of $1.7 million and $365,000 for the years ended September 30, 2008 and 2007, respectively.
Premium revenue from Health Choice was $541.7 million for the year ended September 30, 2008, an increase of $91.1 million or 20.2%, compared to $450.6 million in the prior year. The increase in premium revenue was the result of increases in premium rates in our Medicaid and Medicare product lines, as well as an increase in our Medicaid enrollees. This growth was partially offset by slight declines in our Medicare membership resulting from strong competition for these enrollees from national managed care organizations.

Salaries and benefits — Salaries and benefits expense from our hospital operations for the year ended September 30, 2008, was $614.4 million, or 40.1% of acute care revenue, compared to $519.0 million, or 39.2% of acute care revenue in the prior year. The increase in salaries and benefits as a percentage of acute care revenue is primarily the result of: (i) the implementation of our physician employment strategy; (ii) an increase in benefit costs associated with a growth in employee medical and pharmacy claims experience; (iii) an increase in nursing orientation costs associated with nurses hired as a result of our relationships with local colleges and universities; and (iv) the impact of the supplemental Medicaid reimbursement program on acute care revenue in the prior year, compared with the current year. The increase in salaries and benefits as a percentage of acute care revenue was partially offset by the prior year impact of a $3.1 million special compensation payment related to our April 2007 refinancing and recapitalization transaction.
Supplies — Supplies expense from our hospital operations for the year ended September 30, 2008, was $231.0 million, or 15.1% of acute care revenue, compared to $194.6 million, or 14.7% of acute care revenue in the prior year. The increase in supply cost as a percentage of acute care revenue was primarily driven by: (i) the acquisitions of Glenwood and Alliance, and the opening of Mountain Vista, each of which have higher supply margins resulting from their service mix; (ii) growth in higher acuity and supply utilization services, such as inpatient and outpatient surgical procedures; and (iii) the impact of the supplemental Medicaid reimbursement program on acute care revenue in the prior year, compared with the current year.
Medical claims — Medical claims expense before eliminations for Health Choice increased $77.6 million to $461.6 million for the year ended September 30, 2008, compared to $384.0 million in the prior year. Medical claims expense represents the amounts paid by Health Choice for healthcare services provided to its members. Medical claims expense as a percentage of premium revenue was 85.2% for the year ended September 30, 2008, which was consistent with the prior year.
Other operating expenses — Other operating expenses from our hospital operations for the year ended September 30, 2008, were $264.8 million, or 17.3% of acute care revenue, compared to $251.2 million, or 19.0% of acute care revenue in the prior year. The decline in other operating expenses as a percentage of acute care revenue was driven by: (i) a reduction in the use of purchased services due to changes in service mix; (ii) a decrease in expenses related to professional and general liability insurance costs resulting from continued improvements in claims experience; and (iii) reduced qui tam related legal fees and other expenses. Other operating expenses for the years ended September 30, 2008 and 2007, include $3.8 million and $10.5 million, respectively, in qui tam related legal fees and other expenses.
Provision for bad debts — Provision for bad debts from our hospital operations for the year ended September 30, 2008, was $161.9 million, or 10.6% of acute care revenue, compared to $136.2 million, or 10.3% of acute care revenue in the prior year. The increase in the provision for bad debts as a percentage of acute care revenue is primarily attributable to: (i) continued growth in self-pay volume and revenue; (ii) an increase in volume of under-insured patients or patient balances after insurance, which are increasingly difficult to collect, often as a result of economic factors beyond our control; (iii) self-pay accounts associated with the acquired patient accounting system at Glenwood, which we have since converted to our standard patient accounting system; and (iv) the impact of the supplemental Medicaid reimbursement program on acute care revenue in the prior year, compared with the current year. On a same-facility basis, self-pay admissions as a percentage of total admissions increased to 5.5% during the year ended September 30, 2008, compared to 5.3% in the prior year. We continue to see the trend of increasing self-pay volume and revenue, as well as an increase in the volume of under-insured, as the primary drivers behind the increase in our provision for bad debts.
Interest expense, net — Interest expense, net of interest income, for the year ended September 30, 2008, was $75.7 million, compared to $71.2 million in the prior year. This increase of $4.5 million was primarily due to: (i) a decrease in capitalized interest during the current year, compared to the prior year, as it related primarily to the construction of Mountain Vista; and (ii) increased borrowings under our senior secured credit facilities, which includes the outstanding balance under our delayed draw term loan and use of our revolving credit facility, during the year ended September 30, 2008, compared to the prior year. The increased interest expense resulting from additional debt balances was partially mitigated by declining interest rates, as borrowings under our senior secured credit facilities are subject to interest at variable rates. The weighted average interest rate of outstanding borrowings under the senior secured credit facilities was 5.6% for the year ended September 30, 2008, compared to 7.5% in the prior year.

Depreciation and amortization — Depreciation and amortization expense for the year ended September 30, 2008, was $96.7 million, compared to $75.4 million in the prior year. The increase of $21.3 million was primarily related to depreciation and amortization expense resulting from the acquisitions of Glenwood and Alliance, as well as additions to property and equipment made in connection with assets placed in service at Mountain Vista.
Income tax expense — We recorded a provision for income taxes from continuing operations of $35.3 million, resulting in an effective tax rate of 42.6% for the year ended September 30, 2008, compared to $25.9 million, for an effective tax rate of 38.8% in the prior year. The increase in the effective tax rate was primarily the result of losses generated by subsidiaries that are excluded from the consolidated federal and state tax returns. A valuation allowance was recorded against these federal net operating loss carry forwards. The losses did not generate state tax benefits. In addition, our effective tax rate in the prior year was impacted by an adjustment to our state income taxes for fiscal 2006, which was recorded in the year ended September 30, 2007, as the tax returns were filed.
Net earnings from continuing operations — Net earnings from continuing operations increased $6.7 million to $47.6 million for the year ended September 30, 2008, compared to $40.9 million in the prior year. Net earnings from continuing operations in the current year included the impact of $3.6 million in hurricane-related property damage sustained by The Medical Center of Southeast Texas, as a result of Hurricane Ike in September 2008. Net earnings from continuing operations in the prior year included a $6.2 million loss on extinguishment of debt, a $3.1 million special compensation payment related to our April 2007 refinancing and recapitalization transaction, and $3.4 million in business interruption insurance recoveries related to the temporary closure and disruption of operations at The Medical Center of Southeast Texas, as a result of Hurricane Rita.
Years Ended September 30, 2007 and 2006
Net revenue — Net revenue for the year ended September 30, 2007 was $1.8 billion, an increase of $226.5 million or 14.7%, compared to $1.5 billion in the prior year. The increase in net revenue was a combination of an increase of $182.4 million in net revenue from hospital operations, and an increase of $44.1 million in premium revenue from Health Choice.
Our uninsured discount program, which became effective during the third quarter of fiscal 2006, resulted in $50.3 million in discounts being provided to uninsured patients during the year ended September 30, 2007, compared to $19.5 million in the prior year. The discounts to the uninsured had the effect of reducing acute care revenue and the provision for bad debts by generally corresponding amounts. The reduction of acute care revenue resulted in an increase in expenses as a percentage of acute care revenue, other than the provision for bad debts, compared to what they would have been if the uninsured discount program had not been implemented.
Before eliminations, net revenue from our hospital operations for the year ended September 30, 2007 was $1.3 billion, an increase of $182.6 million or 16.0%, compared to $1.1 billion in the prior year. Excluding the impact of uninsured discounts, net revenue from our hospital operations increased 18.4% over the prior year. For the year ended September 30, 2007, hospitals and other healthcare entities owned by us received approximately $7.5 million in net revenue from Health Choice, compared to $7.3 million for the prior year. This net revenue was eliminated in our consolidated results.
Admissions and adjusted admissions increased 11.3% and 9.5%, respectively, for the year ended September 30, 2007, compared to the prior year. Net patient revenue per adjusted admission increased 5.9% for the year ended September 30, 2007, compared to the prior year. Excluding the impact of uninsured discounts, net patient revenue per adjusted admission increased 7.9%, compared to the prior year. On a same-facility basis, excluding the impact of uninsured discounts, net revenue from our hospital operations increased 9.0%, compared to the prior year. This growth was driven by an increase in same-facility, which includes the effect of the Alliance acquisition, net patient revenue per adjusted admission of 9.0% and an increase in same-facility admissions and adjusted admissions of 2.9% and 2.1%, respectively, compared to the prior year.

Net adjustments to estimated third-party payor settlements, also known as prior year contractuals, resulted in an increase in net revenue of $365,000 for the year ended September 30, 2007, compared to a decrease in net revenue of $538,000 for the year ended September 30, 2006.
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
Premium revenue from Health Choice was $450.6 million for the year ended September 30, 2007, an increase of $44.1 million or 10.9%, compared to $406.5 million in the prior year. The increase in premium revenue was primarily the result of increases in capitation payment rates, increased membership in our Medicaid product line and four quarters of premium revenue related to the MAPD SNP, compared with three quarters of premium revenue in the prior year.
Salaries and benefits — Salaries and benefits expense from our hospital operations for the year ended September 30, 2007, was $519.0 million, or 39.2% of acute care revenue, compared to $426.7 million, or 37.4% of acute care revenue in the prior year. Excluding the impact of uninsured discounts, salaries and benefits as a percentage of acute care revenue would have been 37.8% for the year ended September 30, 2007, compared to 36.8% in the prior year. This increase in salaries and benefits as a percentage of acute care revenue is primarily the result of: (i) pre-opening labor-related costs incurred at Mountain Vista; (ii) the implementation of an employment strategy for physicians in certain markets, primarily our Utah market; and (iii) $3.1 million in special compensation payments made in connection with our refinancing and recapitalization transaction.
Supplies — Supplies expense from our hospital operations was $194.6 million, or 14.7% of acute care revenue, for the year ended September 30, 2007. Excluding the impact of uninsured discounts, supplies expense would have been 14.2% of acute care revenue for the year ended September 30, 2007, compared to 14.4% in the prior year. The decrease in supply cost as a percentage of acute care revenue was primarily driven by: (i) leveraging our growth in acute care revenue; (ii) continued focus on contract compliance under our group purchasing organization; (iii) managing pharmacy costs; and (iv) growth in lower supply utilization services, such as obstetrics, inpatient psychiatric and inpatient rehabilitation.
Medical claims — Medical claims expense before eliminations for Health Choice increased $29.5 million to $384.0 million for the year ended September 30, 2007, compared to $354.5 million in the prior year. Medical claims expense represents the amounts paid by Health Choice for healthcare services provided to its members. Medical claims expense as a percentage of premium revenue was 85.2% for the year ended September 30, 2007, compared to 87.2% in the prior year. The improvement in medical claims expense as a percentage of premium revenue is driven by: (i) more favorable claims experience under both the Medicaid and MAPD SNP service lines; (ii) leveraging medical costs against an increase in premium revenue generated by increases in Medicaid enrollees and capitation premiums; and (iii) managing costs, including pharmacy, dental, outpatient and physician expenses. Additionally, the medical claims expense ratio under the SNP is currently more favorable than the traditional Medicaid business.
Other operating expenses — Other operating expenses from our hospital operations for the year ended September 30, 2007, were $251.2 million, or 19.0% of acute care revenue, compared to $210.7 million, or 18.5% of acute care revenue in the prior year. Excluding the impact of uninsured discounts, other operating expenses as a percentage of acute care revenue would have been 18.3% for the year ended September 30, 2007, compared to 18.2% in the prior year. Included in other operating expenses are additional professional fees resulting from the participation by our Texas hospitals in the supplemental Medicaid reimbursement program. Along with a reduction in purchased services, the impact of these fees was partially offset by a $6.6 million reduction in professional and general liability expenses due to changes in prior years’ actuarial estimates. In addition, other operating expenses for the years ended September 30, 2007 and 2006, include $10.5 million and $8.7 million, respectively, in qui tam related legal fees and other expenses.

Provision for bad debts — Provision for bad debts for our hospital operations for the year ended September 30, 2007, was $136.2 million, or 10.3% of acute care revenue, compared to $134.6 million, or 11.8% of acute care revenue in the prior year. Excluding the impact of uninsured discounts, the provision for bad debts as a percentage of acute care revenue would have been 13.6% for the year ended September 30, 2007, compared to 13.3% in the prior year. We continue to experience an increase in self-pay revenue and volume, as well as increases in the amount of co-payments and deductibles passed on by employers to employees. On a same-facility basis, self-pay admissions as a percentage of total admissions increased to 5.1% during the year ended September 30, 2007, compared to 4.6% in the prior year. These trends continue to be the main driver behind the increase in our provision for bad debts.
Interest expense, net — Interest expense, net of interest income, for the year ended September 30, 2007, was $71.2 million, compared to $67.1 million in the prior year. This increase of $4.1 million was primarily due to: (i) an increase in our outstanding debt resulting from the refinancing and recapitalization transaction completed in the third quarter of fiscal 2007; (ii) borrowings under our senior secured credit facilities; and (iii) an increase in interest rates during the year. Borrowings under our senior secured credit facilities are subject to interest at variable rates. The weighted average interest rate of outstanding borrowings under the senior secured credit facilities was approximately 7.5% for the year ended September 30, 2007, compared to 7.0% in the prior year.
Depreciation and amortization — Depreciation and amortization expense for the year ended September 30, 2007, was $75.4 million, compared to $69.1 million in the prior year. The increase of $6.3 million was primarily the result of incremental depreciation expense on additions to property and equipment during the period, including depreciation on property and equipment placed in service at Mountain Vista, partially offset by a reduction related to fully depreciated assets.
Income tax expense — We recorded a provision for income taxes from continuing operations of $25.9 million, resulting in an effective tax rate of 38.8%, for the year ended September 30, 2007, compared to $22.5 million, for an effective tax rate of 36.1% in the prior year. The increase in our effective tax rate was primarily the result of the implementation of new tax laws in the state of Texas.
Net earnings — Net earnings from continuing operations increased $1.0 million to $40.9 million for the year ended September 30, 2007, compared to $39.9 million in the prior year. Included in net earnings from continuing operations for the year ended September 30, 2007, was a $6.2 million loss on extinguishment of debt and $3.1 million in special compensation payments related to our April 2007 refinancing and recapitalization transaction. Pre-opening and start-up losses at Mountain Vista of $8.6 million and $642,000 were included in the years ended September 30, 2007 and 2006, respectively. Additionally, the years ended September 30, 2007 and 2006, include $3.4 million and $9.0 million, respectively, of business interruption insurance recoveries received in connection with the temporary closure and disruption of operations at The Medical Center of Southeast Texas, as a result of Hurricane Rita in 2005.
Summary of Operations by Quarter
The following table presents unaudited quarterly operating results for the years ended September 30, 2008 and 2007. We believe that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the consolidated financial statements. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

	Quarter Ended
	Sept. 30,	June 30,	March 31,	Dec. 31,
	2008(1)	2008	2008(2)	2007
	(in thousands)
Net revenue	$515,419	$532,560	$524,820	$492,737
Earnings from continuing operations before income taxes	12,491	24,492	26,681	19,250
Net earnings from continuing operations	5,446	14,964	15,885	11,294

	Quarter Ended
	Sept. 30,	June 30	March 31,	Dec. 31,
	2007(3)	2007(4)	2007(5)	2006
	(in thousands)
Net revenue	$472,258	$450,718	$446,414	$396,689
Earnings from continuing operations before income taxes	13,860	9,766	25,791	17,427
Net earnings from continuing operations	8,278	6,931	15,203	10,523

(1)	Results for the quarter ended September 30, 2008, include a $2.9 million and $44,000 reduction in prior year estimates for professional and general liability losses and workers’ compensation claims, respectively, as a result of our semi-annual actuarial studies, and $3.6 million in property damage sustained at The Medical Center of Southeast Texas, as a result of Hurricane Ike in September 2008.

(2)	Results for the quarter ended March 31, 2008, include a $3.9 million reduction and an $803,000 increase in prior year estimates for professional and general liability losses and workers’ compensation claims, respectively, as a result of our semi-annual actuarial studies.

(3)	Results for the quarter ended September 30, 2007, include a $2.9 million and $392,000 reduction in prior year estimates for professional and general liability losses and workers’ compensation claims, respectively, as a result of our semi-annual actuarial studies.

(4)	Results for the quarter ended June 30, 2007, include $1.5 million in business interruption insurance recoveries and a $6.2 million loss on extinguishment of debt.

(5)	Results for the quarter ended March 31, 2007, include a $3.8 million and $648,000 reduction in prior year estimates for professional and general liability losses and workers’ compensation claims, respectively, as a result of our semi-annual actuarial studies.
LIQUIDITY AND CAPITAL RESOURCES
We rely on cash generated from our internal operations as our primary source of liquidity, as well as available credit facilities, project and bank financings and the issuance of long-term debt. From time to time, we have also utilized operating lease transactions that are sometimes referred to as off-balance sheet arrangements. We expect that our future funding for working capital needs, capital expenditures, long-term debt repayments and other financing activities will continue to be provided from some or all of these sources. Each of our existing and projected sources of cash is impacted by operational and financial risks that influence the overall amount of cash generated and the capital available to us. For example, cash generated by our business operations may be impacted by, among other things, economic downturns, weather-related catastrophes and adverse industry conditions. Our future liquidity will be impacted by our ability to access capital markets, which may be restricted due to our credit ratings, general market conditions, and by existing or future debt agreements. For a further discussion of risks that can impact our liquidity, see Item 1A., “Risk Factors,” beginning on page 25.
As of September 30, 2008, we had $854.0 million in senior secured credit facilities including: (i) a senior secured term loan of $439.0 million; (ii) a senior secured delayed draw term loan of $150.0 million; (iii) a senior secured revolving credit facility of $225.0 million, which includes a $100.0 million sub-limit for letters of credit; and (iv) a senior secured synthetic letter of credit facility of $40.0 million.
At September 30, 2008, amounts outstanding under our senior secured credit facilities consisted of $432.4 million under the term loan, $149.6 million under the delayed draw term loan and $47.8 million under the revolving credit facility. We also had $20.8 million and $21.5 million in letters of credit outstanding under the synthetic letter of credit facility and the revolving credit facility, respectively. For a further discussion of our debt arrangements, see the section below entitled “Debt Instruments.”
Including our senior secured credit facilities at September 30, 2008, we had available liquidity as follows (in millions):

Available cash	$80.7
Available capacity under our senior secured revolving credit facility	155.7

Net available liquidity at September 30, 2008	$236.4

Available capacity under our revolving credit facility assumes 100% participation from all lenders currently participating in our senior secured revolving credit facility. In addition to our available liquidity, we expect to generate significant operating cash flow in fiscal 2009. We will also utilize proceeds from our financing activities as needed.

At September 30, 2008, we had construction and various other projects in progress with an estimated cost-to-complete and equip over the next year of approximately $55.8 million. During fiscal 2007, we began expansion projects at two of our Utah hospitals with projected costs totaling approximately $77.0 million to $82.0 million. As of September 30, 2008, we have spent approximately $51.1 million related to these projects. We plan to finance our proposed capital expenditures with cash generated from operations, borrowings under our senior secured credit facilities and other capital sources that may become available.
Our growth strategy requires significant capital expenditures during fiscal 2009 and future years. We expect our capital expenditures for fiscal 2009 to be $130.0 million to $140.0 million, including the following significant expenditures:
•	$25.0 million to $30.0 million for the two patient tower expansions in Utah;

•	$55.0 million to $60.0 million for other growth and new business projects;

•	$40.0 million to $45.0 million in replacement or maintenance related projects at our hospitals; and

•	$10.0 million in hardware and software related costs in connection with the implementation of our advanced clinical information system, as well as other information systems projects.
Based upon our current level of operations and anticipated growth, we believe we have sufficient liquidity to meet our cash requirements over the short-term (next 12 months) and over the next three years. In evaluating the sufficiency of our liquidity for both the short-term and long-term, we considered the expected cash flow to be generated by our operations, cash on hand and the available borrowings under our senior secured credit facilities compared to our anticipated cash requirements for debt service, working capital, capital expenditures and the payment of taxes, as well as funding requirements for long-term liabilities. As a result of this evaluation, we believe that we will have sufficient liquidity for the next three years to fund the cash required for the payment of taxes and the capital expenditures required to maintain our facilities during this period of time. We are unable at this time to extend our evaluation of the sufficiency of our liquidity beyond three years. We cannot assure you, however, that our operating performance will generate sufficient cash flow from operations or that future borrowings will be available under our senior secured credit facilities, or otherwise, to enable us to grow our business, service our indebtedness, including the senior secured credit facilities and the 8 3/4% notes, or make anticipated capital expenditures. For more information, see Item 1A., “Risk Factors,” beginning on page 25.
One element of our business strategy is to selectively pursue acquisitions and strategic alliances in existing and new markets. Any acquisitions or strategic alliances may result in the incurrence of, or assumption by us, of additional indebtedness. We continually assess our capital needs and may seek additional financing, including debt or equity as considered necessary to fund capital expenditures and potential acquisitions or for other corporate purposes. Our future operating performance, ability to service or refinance our 8 3/4% notes and ability to service and extend or refinance the senior secured credit facilities will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. For more information, see Item 1A., “Risk Factors,” beginning on page 25.
Overview of Cash Flow Activities for the Years Ended September 30, 2008 and 2007
For the years ended September 30, 2008 and 2007, our cash flows are summarized as follows (in millions):

	2008	2007
Cash flows from operating activities — continuing operations	$141,063	$121,673
Cash flows from investing activities — continuing operations	(149,263)	(328,709)
Cash flows from financing activities — continuing operations	88,144	108,364

Operating Activities
Our primary sources of liquidity are cash flow provided by our continuing operations and our senior secured revolving credit facility. At September 30, 2008, we had $187.4 million in net working capital, compared to $75.5 million at September 30, 2007. The increase in operating cash flows is primarily the result of the following factors: (i) the timing of payments related to accounts payable and other accrued expenses, including construction related invoices; (ii) a decrease in accounts receivable at Glenwood resulting from collections after receiving our provider number tie-in notice; and (iii) a full year of operations at Alliance and Glenwood. Net accounts receivable decreased $24.2 million from $248.3 million at September 30, 2007 to $224.1 million at September 30, 2008. Our days revenue in accounts receivable at September 30, 2008 were 53, compared to 66 at September 30, 2007. Our same-facility days revenue in accounts receivable at September 30, 2008 were 54.
Investing Activities
Investing activities from continuing operations used $149.3 million during the year ended September 30, 2008.
On February 1, 2008, we purchased a majority ownership interest in Ouachita. The purchase price for the majority ownership interest was approximately $16.8 million. This transaction was funded with borrowings under our senior secured credit facilities.
Capital expenditures for the year ended September 30, 2008, were approximately $137.4 million. Significant items included the following:
•	$47.1 million for the construction of our two patient tower expansion projects in our Utah market;
•	$79.5 million for various other expansion and renovation projects at our hospitals; and
•	$10.8 million for hardware and software related to information systems projects.
Financing Activities
Financing activities from continuing operations provided net cash of $88.1 million during the year ended September 30, 2008. During the year ended September 30, 2008, pursuant to the terms of our senior secured credit facilities, we incurred net borrowings of $82.0 million, which included net borrowings of $38.6 million under our delayed draw term loan and $47.8 million under our revolving credit facility. Additionally, we repaid $3.6 million in capital leases and other debt obligations during the year ended September 30, 2008.
In reaction to the condition of the financial and capital markets resulting from the global credit and liquidity crisis, in September 2008, we borrowed $47.8 million under our revolving credit facility to secure access to additional cash for future working capital and capital expenditure needs, should they become necessary.
In connection with the sale of limited partner units at Odessa Regional Medical Center, Jordan Valley Medical Center, Davis Hospital and Medical Center and Salt Lake Regional Medical Center, during the year ended September 30, 2008, we raised $15.1 million in cash, net of related offering costs. Proceeds from the sale of these limited partner units are being used to fund specific capital expenditure projects at each respective facility.
Debt Instruments
As of September 30, 2008, we had two separate debt arrangements:
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

Principal under the senior secured term loan is due in 24 consecutive equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount ($439.0 million) during the first six years thereof, with the balance payable in four equal installments in year seven. Principal under the senior secured delayed draw term loan is due in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount ($150.0 million) until March 31, 2013, with the balance payable in four equal installments during the final year of the loan. Unless terminated earlier, the senior secured revolving credit facility has a single maturity of six years. The senior secured credit facilities are also subject to mandatory prepayment under specific circumstances, including a portion of excess cash flow, a portion of the net proceeds from an initial public offering, asset sales, debt issuances and specified casualty events, each subject to various exceptions.
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
At September 30, 2008, amounts outstanding under our senior secured credit facilities consisted of $432.4 million under the term loan, $149.6 million under the delayed draw term loan and $47.8 million under the revolving credit facility. We also had $20.8 million and $21.5 million in letters of credit outstanding under the synthetic letter of credit facility and the revolving credit facility, respectively. The weighted average interest rate of outstanding borrowings under our senior secured credit facilities was approximately 5.6% for the year ended September 30, 2008.
$475.0 Million 8 3/4% Senior Subordinated Notes Due 2014
We and our wholly-owned subsidiary, IASIS Capital Corporation, a holding company with no assets or operations, as issuers, have outstanding $475.0 million aggregate principal amount of 8 3/4% notes. Our 8 3/4% notes are general unsecured senior subordinated obligations of the issuers, are subordinated in right of payment to their existing and future senior debt, are pari passu in right of payment with any of their future senior subordinated debt and are senior in right of payment to any of their future subordinated debt. Our existing domestic subsidiaries, other than certain non-guarantor subsidiaries, which include Health Choice and our non-wholly owned subsidiaries, are guarantors of our 8 3/4% notes. Our 8 3/4% notes are effectively subordinated to all of the issuers’ and the guarantors’ secured debt to the extent of the value of the assets securing the debt and are structurally subordinated to all liabilities and commitments (including trade payables and capital lease obligations) of our subsidiaries that are not guarantors of our 8 3/4% notes. Our 8 3/4% notes require semi-annual interest payments in June and December.
$300.0 Million Holdings Senior PIK Loans
In fiscal 2007, IAS borrowed $300.0 million in Holdings Senior Paid-in-Kind (“PIK”) Loans, which mature June 15, 2014. Proceeds were used to repurchase certain preferred equity from the stockholders of IAS. The Holdings Senior PIK Loans bear interest at an annual rate equal to LIBOR plus 5.25%. The Holdings Senior PIK Loans rank behind our existing debt and will convert to cash-pay after five years, at which time accrued interest becomes payable. At September 30, 2008, the outstanding balance of the Holdings Senior PIK Loans was $343.2 million, which includes $43.2 million of interest that has accrued to the principal of these loans since the date of issuance.
Other
As of September 30, 2008, we provided a performance guaranty in the form of a letter of credit in the amount of $20.8 million for the benefit of AHCCCS to support our obligations under the Health Choice contract to provide and pay for healthcare services. The amount of the performance guaranty is based in part upon the membership in the plan and the related capitation revenue paid to us. Effective October 1, 2008, upon commencement of Health Choice’s new contract with AHCCCS, the letter of credit was increased to $36.7 million.

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
Tabular Disclosure of Contractual Obligations
The following table reflects a summary of obligations and commitments outstanding including both the principal and interest portions of long-term debt and capital lease obligations at September 30, 2008.

	Payments Due By Period
	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 Years	Total
	(in millions)
Contractual Cash Obligations:
Long-term debt, with interest (1)	$80.1	$160.4	$478.2	$789.8	$1,508.5
Capital lease obligations, with interest	1.6	2.0	1.2	5.8	10.6
Medical claims	97.3	—	—	—	97.3
Operating leases	25.9	37.5	29.2	44.2	136.8
Estimated self-insurance liabilities	20.4	9.2	12.4	11.6	53.6
Purchase obligations	24.2	7.0	2.4	0.3	33.9

Subtotal	$249.5	$216.1	$523.4	$851.7	$1,840.7

	Amount of Commitment Expiration Per Period
	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 Years	Total
	(in millions)
Other Commitments:
Construction and improvement commitments	$55.8	$—	$—	$—	$55.8
Guarantees of surety bonds	0.9	—	—	—	0.9
Letters of credit	—	—	21.5	20.8	42.3
Minimum revenue guarantees	2.6	—	—	—	2.6
Other commitments	5.3	4.7	—	—	10.0

Subtotal	64.6	4.7	21.5	20.8	111.6

Total obligations and commitments	$314.1	$220.8	$544.9	$872.5	$1,952.3

(1)	We used 5.6%, the weighted average interest rate incurred on our senior secured credit facilities in fiscal 2008, which accrues actual interest at a variable rate. Actual interest will vary based on changes in interest rates.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. At September 30, 2008, we had in place $854.0 million in senior secured credit facilities bearing interest at variable rates at specified margins above either the agent bank’s alternate base rate or the LIBOR rate. The senior secured credit facilities consisted of a $439.0 million, seven-year term loan, a $150.0 million senior secured delayed draw term loan, a $225.0 million, six-year senior secured revolving credit facility, and a $40.0 million senior secured synthetic letter of credit facility. Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates on our consolidated financial position, results of operations or cash flows would not be material. As of September 30, 2008, we had variable rate debt of approximately $629.8 million. Holding other variables constant, including levels of indebtedness, a 0.125% increase in interest rates would have had an estimated impact on pre-tax earnings and cash flows for the next twelve month period of $787,000. We have not taken any action to cover interest rate risk and are not a party to any interest rate market risk management activities.
We have $475.0 million in senior subordinated notes due December 15, 2014, with interest payable semi-annually at the rate of 8 3/4% per annum. At September 30, 2008, the fair market value of the outstanding 8 3/4% notes was $446.5 million, based upon quoted market prices as of that date.
We currently believe we have adequate liquidity to fund operations during the near term through the generation of operating cash flows, cash on hand and access to our revolving credit facility, despite the current conditions in the financial and capital markets resulting from the global credit and liquidity crisis. However, our ability to borrow funds under our revolving credit facility is subject to the financial viability of the participating financial institutions. As of September 30, 2008, we identified one defaulting lender, Lehman, who was unable to fund our revolver borrowings in September 2008. Lehman’s participation in our revolving credit facility was approximately 9.0%, or $22.0 million of our total revolver capacity. We are currently working to replace this lender with a financially viable institution; however, we are unable to provide any assurance that this will be possible. Any further deterioration in the credit markets could limit our ability to access available funds under our revolving credit facility.

Item 8. Financial Statements and Supplementary Data.
IASIS Healthcare LLC
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
To the Board of Directors of
IASIS Healthcare Corporation, sole member of IASIS Healthcare LLC
We have audited the accompanying consolidated balance sheets of IASIS Healthcare LLC as of September 30, 2008 and 2007, and the related consolidated statements of operations, member’s equity and cash flows for each of the these years in the period ended September 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IASIS Healthcare LLC at September 30, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the years in the period ended September 30, 2008, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Nashville, Tennessee
December 5, 2008

IASIS HEALTHCARE LLC
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	September 30,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$80,738	$—
Accounts receivable, less allowance for doubtful accounts of $108,500 and $97,800 at September 30, 2008 and 2007, respectively	224,138	248,281
Inventories	49,454	43,697
Deferred income taxes	38,860	29,629
Prepaid expenses and other current assets	60,053	45,023

Total current assets	453,243	366,630

Property and equipment, net	1,004,248	980,437
Goodwill	780,599	756,593
Other intangible assets, net	33,000	36,000
Other assets, net	37,057	46,762

Total assets	$2,308,147	$2,186,422

LIABILITIES AND MEMBER’S EQUITY

Current liabilities:
Accounts payable	$64,851	$98,488
Salaries and benefits payable	31,807	40,124
Accrued interest payable	12,460	18,865
Medical claims payable	97,343	81,309
Other accrued expenses and other current liabilities	51,802	44,276
Current portion of long-term debt and capital lease obligations	7,623	8,036

Total current liabilities	265,886	291,098

Long-term debt and capital lease obligations	1,106,999	1,023,621
Deferred income taxes	111,092	93,402
Other long-term liabilities	44,526	50,831
Minority interests	51,875	35,956

Member’s equity:
Member’s equity	727,769	691,514

Total liabilities and member’s equity	$2,308,147	$2,186,422

See accompanying notes.

IASIS HEALTHCARE LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2008	2007	2006
Net revenue:
Acute care revenue	$1,523,790	$1,315,438	$1,133,055
Premium revenue	541,746	450,641	406,522

Total net revenue	2,065,536	1,766,079	1,539,577

Costs and expenses:
Salaries and benefits	632,109	533,792	439,349
Supplies	231,259	194,915	167,616
Medical claims	452,055	376,505	347,217
Other operating expenses	283,123	266,263	223,946
Provision for bad debts	161,936	136,233	134,614
Rentals and leases	36,633	31,546	30,277
Interest expense, net	75,665	71,206	67,124
Depreciation and amortization	96,741	75,388	69,137
Management fees	5,000	4,746	4,189
Loss on extinguishment of debt	—	6,229	—
Hurricane-related property damage	3,589	—	—
Business interruption insurance recoveries	—	(3,443)	(8,974)

Total costs and expenses	1,978,110	1,693,380	1,474,495

Earnings from continuing operations before gain (loss) on disposal of assets, minority interests and income taxes	87,426	72,699	65,082
Gain (loss) on disposal of assets, net	(75)	(1,359)	913
Minority interests	(4,437)	(4,496)	(3,546)

Earnings from continuing operations before income taxes	82,914	66,844	62,449
Income tax expense	35,325	25,909	22,515

Net earnings from continuing operations	47,589	40,935	39,934
Earnings (loss) from discontinued operations, net of income taxes	(11,275)	669	(385)

Net earnings	$36,314	$41,604	$39,549

See accompanying notes.

IASIS HEALTHCARE LLC
CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY
(In thousands)

Member’s
Equity
Balance at September 30, 2005	$616,947
Net earnings	39,549

Balance at September 30, 2006	$656,496
Distribution to parent for debt financing costs	(6,586)
Net earnings	41,604

Balance at September 30, 2007	$691,514
Cumulative effect of adoption of FIN 48	(59)
Net earnings	36,314

Balance at September 30, 2008	$727,769

See accompanying notes.

IASIS HEALTHCARE LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2008	2007	2006
Cash flows from operating activities:
Net earnings	$36,314	$41,604	$39,549
Adjustments to reconcile net earnings to net cash provided by operating activities:
Loss (earnings) from discontinued operations	11,275	(669)	385
Depreciation and amortization	96,741	75,388	69,137
Amortization of loan costs	2,913	2,942	2,960
Minority interests	4,437	4,496	3,546
Deferred income taxes	19,368	24,103	21,021
Loss (gain) on disposal of assets, net	75	1,359	(913)
Hurricane-related property damage	3,589	—	—
Loss on extinguishment of debt	—	5,091	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	17,131	(52,749)	(13,963)
Inventories, prepaid expenses and other current assets	(21,361)	(5,894)	(15,517)
Accounts payable, other accrued expenses and other accrued liabilities	(29,419)	26,002	51,530

Net cash provided by operating activities — continuing operations	141,063	121,673	157,735
Net cash provided by (used in) operating activities — discontinued operations	2,313	4,661	(591)

Net cash provided by operating activities	143,376	126,334	157,144

Cash flows from investing activities:
Purchases of property and equipment	(137,415)	(194,043)	(146,262)
Cash paid for acquisitions	(16,821)	(141,585)	—
Proceeds from sale of assets	360	1,026	147
Change in other assets	4,613	5,893	166

Net cash used in investing activities — continuing operations	(149,263)	(328,709)	(145,949)
Net cash used in investing activities — discontinued operations	(1,017)	(929)	(234)

Net cash used in investing activities	(150,280)	(329,638)	(146,183)

Cash flows from financing activities:
Payment of debt and capital lease obligations	(306,611)	(650,305)	(7,319)
Proceeds from debt borrowings	384,978	778,800	—
Debt financing costs incurred	—	(8,200)	—
Distribution to parent for debt financing costs	—	(6,586)	—
Distribution of minority interests	(5,485)	(4,850)	(2,507)
Proceeds received from sale of (costs paid for) partnership interests	15,070	(495)	5,727
Other	192	—	—

Net cash provided by (used in) financing activities — continuing operations	88,144	108,364	(4,099)
Net cash used in financing activities — discontinued operations	(502)	(475)	(544)

Net cash provided by (used in) financing activities	87,642	107,889	(4,643)

Increase (decrease) in cash and cash equivalents	80,738	(95,415)	6,318
Cash and cash equivalents at beginning of period	—	95,415	89,097

Cash and cash equivalents at end of period	$80,738	$—	$95,415

Supplemental disclosure of cash flow information:
Cash paid for interest	$83,126	$80,647	$72,271

Cash paid (received) for income taxes, net	$(925)	$7,710	$1,082

Cash paid in loss on extinguishment of debt	$—	$1,138	$—

Supplemental schedule of noncash investing and financing activities:
Capital lease obligations resulting from acquisitions	$4,849	$5,037	$—

Property and equipment in accounts payable	$4,788	$6,401	$14,546

Partnership interests issued for acquisition	$—	$3,517	$—

See accompanying notes.

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION AND BASIS OF PRESENTATION
Organization
IASIS Healthcare LLC (“IASIS”) owns and operates medium-sized acute care hospitals in high-growth urban and suburban markets. At September 30, 2008, the Company owned or leased 15 acute care hospital facilities and one behavioral health hospital facility, with a total of 2,644 beds in service, located in six regions:
•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	Tampa-St. Petersburg, Florida;

•	three cities in Texas, including San Antonio;

•	Las Vegas, Nevada; and

•	West Monroe, Louisiana.
The Company also owns and operates Health Choice Arizona, Inc. (“Health Choice” or the “Plan”), a Medicaid and Medicare managed health plan in Phoenix.
Principles of Consolidation
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
Use of Estimates
The preparation of the financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the accompanying audited consolidated financial statements and notes. Actual results could differ from those estimates.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no impact on the Company’s total assets, liabilities, or member’s equity. The Company adjusted its accompanying consolidated statements of operations and cash flows for the years ended September 30, 2007 and 2006, to reflect the operations and cash flows of Mesa General Hospital (“Mesa General”) and Biltmore Surgery Center (“Biltmore”) as discontinued operations. See Note 4 for further discussion of discontinued operations.
General and Administrative
The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include the IASIS corporate office costs, which were $50.5 million, $55.0 million and $43.4 million, for the years ended September 30, 2008, 2007 and 2006, respectively.
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

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the third quarter of fiscal 2006, the Company implemented an uninsured discount program offering discounts to all uninsured patients receiving healthcare services who do not qualify for assistance under state Medicaid, other federal or state assistance plans or charity care. Since implementing the program, the Company has provided uninsured discounts totaling $57.9 million, $50.3 million and $19.5 million for the years ended September 30, 2008, 2007 and 2006, respectively. These discounts to the uninsured had the effect of reducing acute care revenue and the provision for bad debts by generally corresponding amounts.
Net patient revenue is reported at the estimated net realizable amounts from third-party payors and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with third-party payors. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and are adjusted, if necessary, in future periods when final settlements are determined. Net adjustments to estimated third-party payor settlements (“prior year contractuals”) resulted in an increase in net revenue of $1.7 million and $365,000 for the years ended September 30, 2008 and 2007, respectively, and a decrease in net revenue of $538,000, for the year ended September 30, 2006.
In the ordinary course of business, the Company provides care without charge to patients who are financially unable to pay for the healthcare services they receive. Because the Company does not pursue collection of amounts determined to qualify as charity care, they are not reported in net revenue. The Company currently records revenue deductions for patient accounts that meet its guidelines for charity care. The Company provides charity care to patients with income levels below 200% of the federal property level. Additionally, at all of the Company’s hospitals, a sliding scale of reduced rates is offered to uninsured patients, who are not covered through federal, state or private insurance, with incomes between 200% and 400% of the federal poverty level. Charity care deductions for the years ended September 30, 2008, 2007 and 2006 were $37.7 million, $31.3 million and $36.7 million, respectively.
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
On May 14, 2008, Health Choice was awarded a new contract with AHCCCS that provides for a three-year term commencing October 1, 2008, with AHCCCS having the option to renew for two additional one-year periods. The contract is terminable without cause on 90 days’ written notice or for cause upon written notice if the Company fails to comply with any term or condition of the contract or fails to take corrective action as required to comply with the terms of the contract. Additionally, AHCCCS can terminate the contract in the event of the unavailability of state or federal funding.
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
Effective January 1, 2006, Health Choice began providing coverage as a Medicare Advantage Prescription Drug (“MAPD”) Special Needs Plan (“SNP”) provider pursuant to its contract with the Centers for Medicare and Medicaid Services (“CMS”). The SNP allows Health Choice to offer Medicare and Part D drug benefit coverage for new and existing dual-eligible members, or those that are eligible for Medicare and Medicaid. The contract with CMS includes successive one-year renewal options at the discretion of CMS and is terminable without cause on 90 days’ written notice or for cause upon written notice if the Company fails to comply with any term or condition of the contract or fails to take corrective action as required to comply with the terms of the contract. As of December 1, 2008, Health Choice received notification that CMS is exercising its option to extend its contract through December 31, 2009.

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Plan subcontracts with hospitals, physicians and other medical providers within Arizona and surrounding states to provide services to its Medicaid enrollees in Apache, Coconino, Maricopa, Mohave, Navajo, Pima, Yuma, LaPaz and Santa Cruz counties, and to its Medicare enrollees in Maricopa, Pima, Pinal, Coconino, Apache and Navajo counties. These services are provided regardless of the actual costs incurred to provide these services.
Cash and Cash Equivalents
The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents balances primarily with high credit quality financial institutions. The Company manages its credit exposure by placing its investments in United States Treasury securities or other high quality securities, and by periodically evaluating the relative credit standing of the financial institution.
Accounts Receivable
The Company receives payments for services rendered from federal and state agencies (under the Medicare, Medicaid and TRICARE programs), managed care health plans, including Medicare and Medicaid managed health plans, commercial insurance companies, employers and patients. During the years ended September 30, 2008, 2007 and 2006, approximately 39.9%, 39.1% and 39.1%, respectively, of the Company’s net patient revenue related to patients participating in the Medicare and Medicaid programs, including managed Medicare and managed Medicaid. The Company recognizes that revenue and receivables from government agencies are significant to its operations, but does not believe that there is significant credit risks associated with these government agencies. The Company believes that concentration of credit risk from other payors is limited due to the number of patients and payors.
Net Medicare settlement receivables estimated at September 30, 2008 and 2007, totaled $2.9 million and $1.4 million, respectively, are included in accounts receivable in the accompanying consolidated balance sheets.
Allowance for Doubtful Accounts
The Company’s estimation of the allowance for doubtful accounts is based primarily upon the type and age of the patient accounts receivable and the effectiveness of the Company’s collection efforts. The Company’s policy is to reserve a portion of all self-pay receivables, including amounts due from the uninsured and amounts related to co-payments and deductibles, as these charges are recorded. On a monthly basis, the Company reviews its accounts receivable balances, the effectiveness of the Company’s reserve policies and various analytics to support the basis for its estimates. These efforts primarily consist of reviewing the following:
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

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Long-lived Assets
The primary components of the Company’s long-lived assets are discussed below. When events, circumstances or operating results indicate that the carrying values of certain long-lived assets and related identifiable intangible assets (excluding goodwill) that are expected to be held and used might be impaired under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset (“SFAS 144”), the Company considers the recoverability of assets to be held and used by comparing the carrying amount of the assets to the undiscounted value of future net cash flows expected to be generated by the assets. If assets are identified as impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets as determined by independent appraisals or estimates of discounted future cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
Property and Equipment
Property and equipment are stated at cost. Routine maintenance and repairs are charged to expense as incurred. Expenditures that increase capacities or extend useful lives are capitalized. Buildings and improvements are depreciated over estimated useful lives ranging generally from 14 to 40 years. Estimated useful lives of equipment vary generally from 3 to 25 years. Leasehold improvements are amortized on a straight-line basis over the lesser of the terms of the respective leases or their estimated useful lives. Depreciation expense, including amortization of assets capitalized under capital leases, is computed using the straight-line method and was $93.7 million, $72.4 million and $66.1 million for the years ended September 30, 2008, 2007 and 2006, respectively. In connection with certain construction projects, the Company capitalized interest totaling $1.4 million, $6.9 million and $2.8 million for the years ended September 30, 2008, 2007 and 2006, respectively.
Goodwill and Other Intangible Assets
See Note 7 for the values of goodwill and other intangible assets assigned to each business segment. Intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment.
Goodwill is not amortized but is subject to annual tests for impairment or more often if events or circumstances indicate it may be impaired. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company completed its annual impairment test of goodwill during fiscal 2008 noting no impairment.
Other Assets
Other assets consist primarily of costs associated with the issuance of debt, which are amortized over the life of the related debt, and costs to recruit physicians to the Company’s markets, which are deferred and amortized over the term of expected benefit received from the respective physician recruitment agreement. Amortization of deferred financing costs is included in interest expense and totaled $2.9 million, $2.9 million and $3.0 million for the years ended September 30, 2008, 2007 and 2006, respectively. Deferred financing costs, net of accumulated amortization, totaled $18.2 million and $21.0 million at September 30, 2008 and 2007, respectively. Amortization of physician recruiting costs is included in other operating expenses and totaled $2.7 million, $5.1 million and $6.3 million for the years ended September 30, 2008, 2007 and 2006, respectively. Net physician recruiting costs at September 30, 2008 and 2007, totaled $6.8 million and $8.8 million, respectively, and are included in other assets in the accompanying consolidated balance sheets. See Note 11 for more discussion related to costs incurred to recruit physicians.
Insurance Reserves
The Company estimates its reserve for self-insured professional and general liability and workers compensation risks using historical claims data, demographic factors, severity factors, current incident logs and other actuarial analysis.

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income Taxes
The Company accounts for income taxes under the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”) and Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply when the temporary differences are expected to reverse. The Company assesses the likelihood that deferred tax assets will be recovered from future taxable income to determine whether a valuation allowance should be established.
Minority Interest in Consolidated Entities
The consolidated financial statements include all assets, liabilities, revenue and expenses of less than 100% owned entities controlled by the Company. Accordingly, management has recorded minority interests in the earnings and equity of such consolidated entities.
Minimum Revenue Guarantees
The Company applies FASB Staff Position No. FIN 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners (“FIN 45-3”) to account for its minimum revenue guarantees. FIN 45-3 requires that a liability for the estimated fair value of minimum revenue guarantees be recorded for these agreements and requires disclosure of the maximum amount that could be paid on all minimum revenue guarantees. The Company records an asset for the estimated fair value of the minimum revenue guarantees and amortizes the asset from the beginning of the guarantee payment period through the end of the agreement.
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

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table shows the components of the change in medical claims payable for the years ended September 30, 2008, 2007 and 2006, respectively (in thousands):

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2008	2007	2006
Medical claims payable as of October 1	$81,309	$81,822	$60,201
Medical claims expense incurred during the year:
Related to current year	464,055	396,152	362,636
Related to prior years	(2,406)	(12,107)	(8,119)

Total expenses	461,649	384,045	354,517

Medical claims payments during the year:
Related to current year	(368,392)	(317,798)	(282,326)
Related to prior years	(77,223)	(66,760)	(50,570)

Total payments	(445,615)	(384,558)	(332,896)

Medical claims payable as of September 30	$97,343	$81,309	$81,822

Health Choice has experienced an increase in the number of lives served by the plan. Enrollment in Health Choice at September 30, 2008 and 2007, was 145,493 and 125,919, respectively.
Stock Based Compensation
Although IASIS has no stock option plan or outstanding stock options, the Company, through its parent, IASIS Healthcare Corporation (“IAS”), grants stock options for a fixed number of common shares to employees. Prior to October 1, 2006, the Company accounted for this stock-based incentive plan under the measurement and recognition provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by SFAS (“SFAS”) No. 123, Accounting for Stock Based Compensation (“SFAS 123”). Accordingly, the Company has not recognized any compensation expense for the stock options granted prior to October 1, 2006, as the exercise price of the options equaled, or was greater than, the market value of the underlying stock on the date of grant.
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
Fair Value of Financial Instruments
Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are reflected in the accompanying consolidated financial statements at amounts that approximate fair value because of the short-term nature of these instruments. The fair value of the Company’s long-term bank facility debt and capital lease obligations also approximate carrying value as they bear interest at current market rates. The estimated fair value of the Company’s 8 3/4% senior subordinated notes due 2014 (the “8 3/4% notes”) was approximately $446.5 million at September 30, 2008, based upon quoted market prices at that date.

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Management Services Agreement
The Company is party to a management services agreement with TPG GenPar III, L.P., TPG GenPar IV, L.P., both affiliates of TPG, JLL Partners Inc. and Trimaran Fund Management, L.L.C. The management services agreement provides that in exchange for consulting and management advisory services that will be provided to the Company by the investors, the Company will pay an aggregate monitoring fee of 0.25% of budgeted net revenue up to a maximum of $5.0 million per fiscal year to these parties (or certain of their respective affiliates) and reimburse them for their reasonable disbursements and out-of-pocket expenses. This monitoring fee is divided among the parties in proportion to their relative ownership percentages in IASIS Investment LLC, parent company and sole stockholder of IAS. The monitoring fee will be subordinated to the senior subordinated notes in the event of a bankruptcy of the company. The management services agreement does not have a stated term. Pursuant to the provisions of the management services agreement, the Company has agreed to indemnify the investors (or certain of their respective affiliates) in certain situations arising from or relating to the agreement, the investors’ investment in the securities of IAS or any related transactions or the operations of the investors, except for losses that arise on account of the investors’ negligence or willful misconduct. For the years ended September 30, 2008, 2007 and 2006, the Company paid $5.0 million, $4.7 million and $4.2 million, respectively, in monitoring fees under the management services agreement.
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
3. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
Long-term debt and capital lease obligations consist of the following (in thousands):

	September 30,	September 30,
	2008	2007
Senior secured credit facilities	$629,818	$547,805
Senior subordinated notes	475,000	475,000
Capital leases and other obligations	9,804	8,852

	1,114,622	1,031,657

Less current maturities	7,623	8,036

	$1,106,999	$1,023,621

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Senior Secured Credit Facilities
In fiscal 2007, the Company completed the refinancing of its bank credit facility to provide for $854.0 million in senior secured credit facilities. In connection with the refinancing, the Company wrote-off $5.1 million in deferred financing costs and paid an additional $1.1 million in creditor fees, which are included in the loss on extinguishment of debt in the accompanying consolidated statement of operations for the year ended September 30, 2007.
The $854.0 million senior secured credit facilities include: (i) a senior secured term loan of $439.0 million; (ii) a senior secured delayed draw term loan of $150.0 million; (iii) a senior secured revolving credit facility of $225.0 million, which includes a $100.0 million sub-limit for letters of credit; and (iv) a senior secured synthetic letter of credit facility of $40.0 million. All facilities mature on March 15, 2014, except for the revolving credit facility, which matures on April 27, 2013. The term loans bear interest at an annual rate of LIBOR plus 2.00% or, at the Company’s option, the administrative agent’s base rate plus 1.00%. The revolving loans bear interest at an annual rate of LIBOR plus an applicable margin ranging from 1.25% to 1.75% or, at the Company’s option, the administrative agent’s base rate plus an applicable margin ranging from 0.25% to 0.75%, such rate in each case depending on the Company’s senior secured leverage ratio. A commitment fee ranging from 0.375% to 0.5% per annum is charged on the undrawn portion of the senior secured revolving credit facility and is payable in arrears.
Principal under the senior secured term loan is due in 24 consecutive equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount ($439.0 million) during the first six years thereof, with the balance payable in four equal installments in year seven. Principal under the senior secured delayed draw term loan is due in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount ($150.0 million) until March 31, 2013, with the balance payable in four equal installments during the final year of the loan. Unless terminated earlier, the senior secured revolving credit facility has a single maturity of six years. The senior secured credit facilities are also subject to mandatory prepayment under specific circumstances, including a portion of excess cash flow, a portion of the net proceeds from an initial public offering, asset sales, debt issuances and specified casualty events, each subject to various exceptions.
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
At September 30, 2008, amounts outstanding under the Company’s senior secured credit facilities consisted of a $432.4 million term loan, $149.6 million under the delayed draw term loan and $47.8 million under the revolving credit facility. In addition, the Company had $20.8 million and $21.5 million in letters of credit outstanding under the synthetic letter of credit facility and the revolving credit facility, respectively. The weighted average interest rate of outstanding borrowings under the senior secured credit facilities was approximately 5.6% and 7.5% for the years ended September 30, 2008 and 2007, respectively.
8 3/4% Senior Subordinated Notes
The Company, together with its wholly-owned subsidiary, IASIS Capital Corporation, a holding company with no assets or operations, as issuers, have outstanding $475.0 million aggregate principal amount of 8 3/4% notes. The 8 3/4% notes are general unsecured senior subordinated obligations and are subordinated in right of payment to all existing and future senior debt of the Company. The Company’s existing domestic subsidiaries, other than certain non-guarantor subsidiaries, which include Health Choice and the Company’s non-wholly owned subsidiaries, are guarantors of the 8 3/4% notes. The 8 3/4% notes are effectively subordinated to all of the issuers’ and the guarantors’ secured debt to the extent of the value of the assets securing the debt and are structurally subordinated to all liabilities and commitments (including trade payables and capital lease obligations) of the Company’s subsidiaries that are not guarantors of the 8 3/4% notes.

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
$300.0 Million Holdings Senior Paid-in-Kind Loans
In fiscal 2007, IAS issued $300.0 million in Holdings Senior Paid-in-Kind (“PIK”) Loans, which were used to repurchase certain preferred equity from its stockholders. The $300.0 million Holdings Senior PIK Loans mature June 15, 2014, and bear interest at an annual rate equal to LIBOR plus 5.25%. The Holdings Senior PIK Loans rank behind the Company’s existing debt and will convert to cash-pay after five years, at which time accrued interest becomes payable. At September 30, 2008, the outstanding balance of the Holdings Senior PIK Loans was $343.2 million, which includes $43.2 million of interest that has accrued to the principal of these loans since the date of issuance.
4. DISCONTINUED OPERATIONS
The Company’s lease agreements to operate Mesa General, located in Mesa, Arizona, and Biltmore, located in Phoenix, Arizona, expired by their terms on July 31, 2008 and September 30, 2008, respectively. The Company discontinued services at Mesa General on May 31, 2008, and Biltmore on April 30, 2008. The operating results of Mesa General and Biltmore are classified in the Company’s accompanying consolidated financial statements as discontinued operations in accordance with SFAS 144. The following table sets forth the components of discontinued operations for the years ended September 30, 2008, 2007 and 2006, respectively, (in thousands):

	Year ended	Year ended	Year ended
	September 30,	September 30,	September 30,
	2008	2007	2006

Total net revenue	$49,974	$88,335	$89,976

Operating expenses	64,648	87,254	90,587
Loss on disposal of assets	3,928	—	—
Income tax expense (benefit)	(7,327)	412	(226)

Earning (loss) from discontinued operations, net of income taxes	$(11,275)	$669	$(385)

The Company allocated to discontinued operations interest expense of $2.5 million, $2.5 million and $2.6 million for the years ended September 30, 2008, 2007 and 2006, respectively. The allocation of interest expense to discontinued operations was based on the ratio of disposed net assets of Mesa General and Biltmore to the sum of total net assets of the Company plus the Company’s total outstanding debt.
Income taxes allocated to the discontinued operations resulted in related effective tax rates of 39.4%, 38.2% and 37.1% for the years ended September 30, 2008, 2007 and 2006, respectively.
5. ACQUISITIONS
Acquisition of Glenwood Regional Medical Center
Effective January 31, 2007, the Company acquired substantially all of the assets of Glenwood Regional Medical Center (“Glenwood”) in West Monroe, Louisiana. The purchase price for the 237-bed hospital was $78.2 million, which was funded by cash on hand and borrowings under the Company’s revolving credit facility. The results of operations of Glenwood are included in the accompanying consolidated statements of operations from the effective date of the acquisition.

\

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The purchase price for the Glenwood acquisition, including direct transaction costs, has been allocated as follows (in thousands):

Fair value of assets acquired and liabilities assumed:
Assets acquired
Accounts receivable, net	$13,727
Inventory, prepaid expenses and other current assets	4,354
Property and equipment	66,640
Other long-term assets	1,529

Total assets acquired	$86,250

Liabilities assumed	$8,004

Acquisition of Alliance Hospital
Effective May 31, 2007, the Company acquired substantially all of the assets of Alliance Hospital (“Alliance”) in Odessa, Texas. The purchase price for the 50-bed hospital was $66.7 million, which was funded in part by the Company’s senior secured credit facilities, as well as units of limited partnership interest of Odessa Regional Hospital, LP, and the assumption of certain liabilities of Alliance. Upon acquisition, the operations of Alliance were immediately merged into Odessa Regional Hospital to form Odessa Regional Medical Center. The results of operations of Alliance are included in the accompanying consolidated statements of operations from the effective date of the acquisition.
The purchase price for the Alliance acquisition, including direct transaction costs, has been allocated as follows (in thousands):

Fair value of assets acquired and liabilities assumed:
Assets acquired
Accounts receivable, net	$4,230
Inventory, prepaid expenses and other current assets	1,873
Property and equipment	60,965
Goodwill	10,593

Total assets acquired	$77,661

Liabilities assumed	$10,932

Other
Effective February 1, 2008, IASIS Glenwood Regional Medical Center, LP, a wholly-owned subsidiary of the Company, purchased a majority ownership interest in Ouachita Community Hospital, a ten-bed surgical hospital located in West Monroe, Louisiana. The purchase price for the majority ownership interest included approximately $16.8 million in cash.
6. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	September 30,	September 30,
	2008	2007
Land	$103,763	$102,427
Buildings and improvements	693,113	597,942
Equipment	471,207	476,359

	1,268,083	1,176,728
Less accumulated depreciation and amortization	(325,560)	(241,268)

	942,523	935,460
Construction-in-progress (estimated cost to complete at September 30, 2008 — $55.8 million)	61,725	44,977

	$1,004,248	$980,437

Included in equipment are assets acquired under capital leases of $5.2 million and $6.3 million, net of accumulated amortization of $2.1 million and $12.4 million, at September 30, 2008 and 2007, respectively.

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents the changes in the carrying amount of goodwill from September 30, 2006 through September 30, 2008 (in thousands):

	Acute	Health
	Care	Choice	Total
Balance at September 30, 2006	$750,722	$5,757	$756,479
Adjustment resulting from surgery center acquisition	349	—	349
Adjustments in deferred tax assets and liabilities	(235)	—	(235)

Balance at September 30, 2007	750,836	5,757	756,593
Adjustments in deferred tax assets and liabilities	(3,769)	—	(3,769)
Adjustment resulting from Ouachita Community Hospital	17,134	—	17,134
Adjustments resulting from purchase price allocation of Alliance Hospital	10,593	—	10,593
Other purchase price adjustments	48	—	48

Balance at September 30, 2008	$774,842	$5,757	$780,599

Other intangible assets consist solely of Health Choice’s contract with AHCCCS, which is amortized over a period of 15 years, the contract’s estimated useful life, including assumed renewal periods. The gross intangible value originally assigned to the contract was $45.0 million. The Company expects amortization expense for this intangible asset, to approximate $3.0 million per year over the estimated life of the contract. Amortization of intangible assets is included in depreciation and amortization expense and totaled $3.0 million for each of the years ended September 30, 2008, 2007 and 2006. Net other intangible assets included in the accompanying consolidated balance sheets at September 30, 2008 and 2007 totaled $33.0 million and $36.0 million, respectively.
8. MEMBER’S EQUITY
Common Interests of IASIS
As of September 30, 2008, all of the common interests of IASIS were owned by IAS, its sole member.
9. STOCK OPTIONS
Management Rollover Options
In 2004, an investor group led by TPG acquired IAS, the parent company of IASIS. Prior to the acquisition, IAS maintained the IASIS 2000 Stock Option Plan. In connection with the acquisition, certain holders of 299,900 of in-the-money common stock options elected to rollover and convert such options into options to purchase an aggregate 3,263 shares of preferred stock, with an exercise price of $437.48 per share, and an aggregate 163,150 shares of common stock, with an exercise price of $8.75 per share. The rollover options are fully vested and remain outstanding and exercisable for the remainder of their original term. All of the other outstanding options under the IASIS 2000 Stock Option Plan were cancelled upon consummation of the acquisition and the plan was terminated.
In connection with the issuance of the $300.0 million Holdings Senior PIK Loans in fiscal 2007, the preferred rollover options were cancelled in exchange for a cash payment equal to the excess of the accreted value of the preferred stock over the exercise price of $437.48 per share.
2004 Stock Option Plan
The IAS 2004 Stock Option Plan (the “2004 Stock Option Plan”) was established to promote the Company’s interests by providing additional incentives to its key employees, directors, service providers and consultants. The options granted under the plan represent the right to purchase IAS common stock upon exercise. Each option shall be identified as either an incentive stock option or a non-qualified stock option. The plan was adopted by the board of directors and sole stockholder of IAS in June 2004. The maximum number of shares of IAS common stock that may be issued pursuant to options granted under the 2004 Stock Option Plan is 2,194,650. In addition, prior to an initial public offering, an additional 146,000 shares of common stock will be available for grant in June of each year. The options become exercisable over a period not to exceed five years after the date of grant, subject to earlier vesting provisions as provided for in the 2004 Stock Option Plan. All options granted under the 2004 Stock Option Plan expire no later than 10 years from the respective dates of grant. At September 30, 2008, there were 792,765 options available for grant. On October 2, 2008, the Company granted 476,620 in stock options at an exercise price of $34.75 per share.

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Information regarding the Company’s stock option activity for the year ended September 30, 2008, is summarized below:

	2004 Stock Option Plan			Rollover Options
			Weighted			Weighted
			Average			Average
		Option Price	Exercise		Option Price	Exercise
	Options	Per Share	Price	Options	Per Share	Price
Options outstanding at September 30, 2005	1,510,763	$20.00	$20.00	166,413	$8.75-$437.48	$17.16
Granted	237,472	$35.68	$35.68	—	—	—
Exercised	—	—	—	—	—	—
Cancelled/forfeited	(152,750)	$20.00-$35.68	$20.61	—	—	—

Options outstanding at September 30, 2006	1,595,485	$20.00-$35.68	$22.28	166,413	$8.75-$437.48	$17.16

Granted	7,080	$34.75-$35.68	$35.54	—	—	—
Exercised	—	—	—	—	—	—
Cancelled/forfeited	(111,440)	$20.00-$35.68	$25.61	(3,263)	$437.48	$437.48

Options outstanding at September 30, 2007	1,491,125	$20.00-$35.68	$22.09	163,150	$8.75	$8.75

Granted	1,080	$34.75	$34.75	—	—	—
Exercised	(9,600)	$20.00	$20.00	—	—	—
Cancelled/forfeited	(80,720)	$20.00-$35.68	$26.04	—	—	—

Options outstanding at September 30, 2008	1,401,885	$20.00-$35.68	$21.82	163,150	$8.75	$8.75

Options exercisable at September 30, 2008	1,067,945	$20.00-$35.68	$21.02	163,150	$8.75	$8.75

Given that the Company accounted for shared-based payments granted prior to October 1, 2006 under APB 25, SFAS 123(R) requires disclosure as if the Company had measured compensation cost for the stock options granted under the fair value based method prescribed by SFAS 123. Accordingly, net earnings in fiscal 2006 would have been changed to the pro forma amounts set forth below (in thousands):

Year Ended
September 30, 2006
Net earnings as reported	$39,549
Deduct: Total stock based employee compensation determined under fair value based method for all awards, net of related tax effects	(1,360)

Pro forma net earnings	$38,189

The following table provides information regarding assumptions used in the fair value measurement for options granted on or after October 1, 2006 and the weighted average assumptions used in the fair value pro forma disclosures required for stock-options granted prior to October 1, 2006.

	Options Granted	Options Granted
	On or After	Prior to
	October 1, 2006	October 1, 2006
Risk-free interest	3.4%	4.6%
Dividend yield	0.0%	0.0%
Volatility	30.0%	N/A
Expected option life	6.2 years	8.8 years
For options granted on or after October 1, 2006, the Company used the Black-Scholes-Merton valuation model in determining the fair value measurement. Volatility for such options was estimated based on the historical stock price information of certain peer group companies for a period of time equal to the expected option life period.

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. INCOME TAXES
Income tax expense on earnings from continuing operations consists of the following (in thousands):

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2008	2007	2006
Current:
Federal	$12,631	$132	$1,280
State	3,326	1,674	214
Deferred:
Federal	15,522	23,172	19,737
State	3,846	931	1,284

	$35,325	$25,909	$22,515

A reconciliation of the federal statutory rate to the effective income tax rate applied to earnings from continuing operations before income taxes for the years ended September 30, 2008, 2007 and 2006, is as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2008	2007	2006
Federal statutory rate	$29,020	$23,396	$21,857
State income taxes, net of federal income tax benefit	4,663	1,693	974
Other non-deductible expenses	418	328	678
Change in valuation allowance charged to federal tax provision	970	541	—
Other items, net	254	(49)	(994)

Income tax expense	$35,325	$25,909	$22,515

A summary of the items comprising the deferred tax assets and liabilities is as follows (in thousands):

	September 30,		September 30,
	2008		2007
	Assets	Liabilities	Assets	Liabilities
Depreciation and fixed asset basis differences	$—	$67,317	$—	$57,492
Amortization and intangible asset basis differences	—	64,742	—	55,509
Allowance for doubtful accounts	29,958	—	15,303	—
Professional liability	12,801	—	14,459	—
Accrued expenses and other liabilities	13,436	—	12,803	—
Deductible carryforwards and credits	8,709	—	9,955	—
Other, net	570	—	594	—
Valuation allowance	(5,647)	—	(3,886)	—

Total	$59,827	$132,059	$49,228	$113,001

Net current deferred tax assets of $38.9 million and $29.6 million and net non-current deferred tax liabilities of $111.1 million and $93.4 million are included in the accompanying consolidated balance sheets at September 30, 2008 and 2007, respectively. The Company had a net income tax payable of $2.2 million included in other current liabilities at September 30, 2008, and net refundable income taxes of $5.2 million included in other current assets at September 30, 2007.
The Company and some of its subsidiaries are included in IAS’ consolidated filing group for U.S. federal income tax purposes, as well as in certain state and local income tax returns that include IAS. With respect to tax returns for any taxable period in which the Company or any of its subsidiaries are included in a tax return filing with IAS, the amount of taxes to be paid by the Company is determined, subject to some adjustments, as if it and its subsidiaries filed their own tax returns excluding IAS. At September 30, 2008, the net income tax payable by the Company of $2.2 million was comprised of $3.2 million net taxes refundable from taxing authorities and $5.4 million payable to IAS for tax benefits generated by IAS and utilized by the Company in the combined tax return filings. At September 30, 2007, the net refundable income taxes of $5.2 million was comprised of $5.5 million net taxes refundable from taxing authorities and $300,000 payable to IAS.
The Company maintains a valuation allowance for deferred tax assets it believes may not be utilized. The valuation allowance increased by $1.8 million and $500,000 during the years ended September 30, 2008 and 2007, respectively. The increases in the valuation allowance for both years relate to the generation of net operating loss carryforwards by certain subsidiaries excluded from the IAS consolidated federal income tax return, as well as state net operating loss carryforwards that may not ultimately be utilized. At September 30, 2008, the Company had a valuation allowance of $5.6 million, of which $300,000 relates to deferred tax assets recorded in connection with business combinations and will result in an adjustment to goodwill if realized in the future.

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2008, federal net operating loss carryforwards were available to offset $4.3 million of future taxable income generated by subsidiaries of the Company that are excluded from the IAS consolidated return. A valuation allowance has been established against these carryforwards, which expire between 2026 and 2028. The Company has a federal alternative minimum tax credit carryforward of $2.5 million that does not expire. State net operating losses in the amount of $106.0 million were also available, but largely offset by a valuation allowance. The state net operating loss carryforwards expire between 2018 and 2027.
The Company adopted FIN 48 on October 1, 2007. As a result, the Company recorded a liability for unrecognized tax benefits of $8.1 million, including accrued interest of $83,000. The adjustment was comprised of a cumulative effect decrease to member’s equity of approximately $59,000, and a decrease to net noncurrent deferred tax liabilities of approximately $8.1 million. An additional $9.9 million of unrecognized tax benefits were reflected as a reduction to deferred tax assets for federal and state net operating losses generated by uncertain tax deductions as of October 1, 2007.
FIN 48 permits interest and penalties on underpayments of income taxes to be classified as interest expense, income tax expense, or another appropriate expense classification based on the accounting election of the company. The Company’s policy is to classify interest and penalties as a component of income tax expense. Interest expense totaling $146,000 (net of related tax benefits) is included in income tax expense for the year ended September 30, 2008.
As of September 30, 2008, the liability for unrecognized tax benefits included in the accompanying consolidated balance sheet was $9.9 million, including accrued interest of $308,000. An additional $5.9 million of unrecognized tax benefits are reflected as a reduction to deferred tax assets for federal and state net operating losses generated by uncertain tax deductions as of September 30, 2008. Of the total unrecognized tax benefits at September 30, 2008, approximately $600,000 (net of the tax benefit on state taxes and interest) represents the amount of unrecognized tax and interest that, if recognized, would favorably impact the Company’s effective income tax rate. The remainder of the unrecognized tax positions consist of items for which the uncertainty relates only to the timing of the deductibility, and state net operating loss carryforwards for which ultimate recognition would result in the creation of an offsetting valuation allowance due to the unlikelihood of future taxable income in that state.
A summary of activity of the Company’s total amounts of unrecognized tax benefits is as follows (in thousands):

Year Ended
September 30,
2008
Unrecognized tax benefits at October 1, 2007	$17,942
Additions resulting from tax positions taken in a prior period	937
Reductions resulting from tax positions taken in a prior period	(6,258)
Additions resulting from tax positions taken in the current period	2,929

Unrecognized tax benefits at September 30, 2008	$15,550

During the year ended September 30, 2008, the Appeals Office of the IRS concluded its review of proposed adjustments to the Company’s federal income tax return for the year ended September 30, 2004. The IRS agreed that no adjustment was necessary for the issues appealed by the Company. The settlement resulted in a decrease to the liability for unrecognized tax benefits of $250,000, and a decrease to the unrecognized tax benefits shown as an offset to net operating loss deferred tax assets of $3.5 million. The recognition of these tax benefits resulted in a $3.8 million reduction to goodwill.
As of September 30, 2008, the IRS is examining the Company’s corporate tax returns for the years ended September 30, 2006 and 2005, and one of its partnership’s income tax returns for the year ended September 30, 2005. The Company’s tax years 2005 and beyond remain open to additional examinations by U.S. federal and state taxing authorities. It is reasonably possible that unrecognized tax benefits could significantly increase or decrease within the next twelve months depending on the outcome of taxing authority examinations. However, the Company is currently unable to estimate the range of any possible change.

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. COMMITMENTS AND CONTINGENCIES
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
Professional, General and Workers’ Compensation Liability Risks
The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment and personal injuries. To cover these types of claims, the Company maintains professional and general liability insurance in excess of self-insured retentions through a commercial insurance carrier in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is currently not a party to any such proceedings that, in the Company’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company expenses an estimate of the costs it expects to incur under the self-insured retention exposure for professional and general liability claims using historical claims data, demographic factors, severity factors, current incident logs and other actuarial analysis. At September 30, 2008 and 2007, the Company’s professional and general liability accrual for asserted and unasserted claims totaled $34.3 million and $38.5 million, respectively. The semi-annual valuations from the Company’s independent actuary for professional and general liability losses resulted in a change related to estimates for prior years which decreased professional and general liability expense by $6.8 million and $6.6 million during the years ended September 30, 2008 and 2007, respectively, and increased professional and general liability expense by $600,000 during the year ended September 30, 2006.
The Company is subject to claims and legal actions in the ordinary course of business relative to workers’ compensation and other labor and employment matters. To cover these types of claims, the Company maintains workers’ compensation insurance coverage with a self-insured retention. The Company accrues costs of workers’ compensation claims based upon estimates derived from its claims experience. The semi-annual valuations from the Company’s independent actuary for workers’ compensation losses resulted in a change related to estimates for prior years which increased workers’ compensation expense by $759,000 during the year ended September 30, 2008, and decreased workers’ compensation expense by $1.0 million and $3.3 million during the years ended September 30, 2007 and 2006, respectively.
Health Choice
Health Choice has entered into capitated contracts whereby the Plan provides healthcare services in exchange for fixed periodic and supplemental payments from the AHCCCS and CMS. These services are provided regardless of the actual costs incurred to provide these services. The Company receives reinsurance and other supplemental payments from AHCCCS to cover certain costs of healthcare services that exceed certain thresholds. The Company believes the capitated payments, together with reinsurance and other supplemental payments are sufficient to pay for the services Health Choice is obligated to deliver. As of October 1, 2008, the Company has provided a performance guaranty in the form of a letter of credit in the amount of $36.7 million for the benefit of AHCCCS to support its obligations under the Health Choice contract to provide and pay for the healthcare services. The amount of the performance guaranty is generally based in part upon the membership in the Plan and the related capitation revenue paid to Health Choice.

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Capital Expenditure Commitments
At September 30, 2008, the Company is expanding and renovating some of its existing facilities to provide additional capacity, more effectively deliver patient care and provide a greater variety of services. The Company had incurred $58.4 million in costs toward uncompleted projects as of September 30, 2008, which is included in property and equipment in the accompanying consolidated balance sheet. At September 30, 2008, the Company had various construction and other projects in progress with an estimated additional cost to complete and equip of approximately $55.8 million, including patient tower expansions at Jordan Valley Medical Center and Davis Hospital and Medical Center, two of the Company’s Utah hospitals. Additionally, in connection with the acquisition of Glenwood, the Company committed to spend $30.0 million for various expansion and renovation projects during the first four years of ownership.
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
At September 30, 2008 and 2007, the Company had liabilities for these minimum revenue guarantees totaling $2.2 million and $7.7 million, respectively. At September 30, 2008, the maximum amount of all minimum revenue guarantees that could be paid prospectively was $2.6 million.
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
Other
On March 31, 2008, the United States District Court for the District of Arizona (the “District Court”) dismissed with prejudice the qui tam complaint against IAS, the Company’s parent company. The qui tam action sought monetary damages and civil penalties under the federal False Claims Act (“ FCA”) and included allegations that certain business practices related to physician relationships and the medical necessity of certain procedures resulted in the submission of claims for reimbursement in violation of the FCA. The case dates back to March 2005 and became the subject of a subpoena by the Office of Inspector General (“OIG”) in September 2005. In August 2007, the case was unsealed and became a private lawsuit after the Department of Justice declined to intervene. The United States District Judge dismissed the case from the bench at the conclusion of oral arguments on IAS’ motion to dismiss. On April 21, 2008, the court issued a written order dismissing the case with prejudice and entering formal judgment for IAS. On May 7, 2008, the qui tam relator’s counsel filed a Notice of Appeal to the United States Court of Appeals for the Ninth Circuit to appeal the District Court’s dismissal of the case. On May 21, 2008, IAS filed a Notice of Cross-Appeal to the United States Court of Appeals for the Ninth Circuit from a portion of the April 21, 2008 Order and, on July 22, 2008, IAS filed a Motion to Disqualify relator’s counsel related to their misappropriation of information subject to a claim of attorney-client privilege by IAS. On August 21, 2008, the court issued a written order denying IAS’ Motion to Disqualify and resetting the briefing schedule associated with the Ninth Circuit appellate proceedings. On October 21, 2008, the relator filed his appeal brief with the United States Court of Appeals for the Ninth Circuit. IAS’ cross-appeal brief is due on January 20, 2009. Currently, the appeals process is expected to take one to two years to complete. If the appeal of the order dismissing the qui tam action with prejudice was to be resolved in a manner unfavorable to the Company, it could have a material adverse effect on the Company’s business, financial condition and results of operations, including exclusion from the Medicare and Medicaid programs.

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s facilities obtain clinical and administrative services from a variety of vendors. One vendor, a medical practice that furnished cardiac catheterization services under contractual arrangements at Mesa General and St. Luke’s Medical Center (“St. Luke’s”) through March 31, 2008 and May 31, 2008, respectively, has claimed that, because of deferred fee adjustments that it claims are due under these arrangements, it is owed additional amounts for services rendered since April 1, 2006 at both facilities. The Company and the vendor have not reached agreement with respect to the amount of the fee adjustment, if any, that is contractually required, nor with respect to the methodology that may appropriately be used in determining such amount. On October 1, 2008, the vendor filed a complaint in arbitration for an aggregate adjustment in excess of amounts accrued to date by the Company. Although the Company cannot currently estimate the amount of any fee adjustment that Mesa or St. Luke’s ultimately may be required to pay, it believes that the aggregate adjustment sought by the vendor is substantially in excess of any such amount. Likewise, the vendor has also filed a state-court complaint alleging certain tort claims that arise from the same fee dispute, as well as from the closure of Mesa General preceding expiration of the Company’s lease for the Mesa property in July 2008. The majority of the vendor’s cardiac catheterization services were performed at the Mesa facility, which is included in discontinued operations in the accompanying consolidated statements of operations. The Company believes that these claims are subject to binding arbitration as required by contract and has moved for dismissal of the pending complaints on that basis.
12. LEASES
The Company leases various buildings, office space and equipment under capital and operating lease agreements. These leases expire at various times and have various renewal options.
The Company is a party to an amended facility lease with a 15 year term that expires in January 31, 2019, and includes options to extend the term of the lease through January 31, 2039. The annual cost under this agreement is $6.4 million, payable in monthly installments. Future minimum lease payments at September 30, 2008, are as follows (in thousands):

	Capital	Operating
	Leases	Leases
2009	$1,589	$25,941
2010	1,071	20,616
2011	919	16,887
2012	651	15,351
2013	561	13,841
Thereafter	5,802	44,191

Total minimum lease payments	$10,593	$136,827

Amount representing interest (at rates ranging from 4.4% to 14.2%)	4,214

Present value of net minimum lease payments (including $1.6 million classified as current)	$6,379

Aggregate future minimum rentals to be received under noncancellable subleases as of September 30, 2008, were approximately $4.1 million.
13. RETIREMENT PLANS
Substantially all employees who are employed by the Company or its subsidiaries, upon qualification, are eligible to participate in a defined contribution 401(k) plan (the “Retirement Plan”). Employees who elect to participate generally make contributions from 1% to 20% of their eligible compensation, and the Company matches, at its discretion, such contributions up to a maximum percentage. Generally, employees immediately vest 100% in their own contributions and vest in the employer portion of contributions over a period not to exceed five years. Company contributions to the Retirement Plan were approximately $5.0 million, $4.3 million and $3.7 million for the years ended September 30, 2008, 2007 and 2006, respectively.

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

	For the Year Ended September 30, 2008
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue	$1,523,790	$—	$—	$1,523,790
Premium revenue	—	541,746	—	541,746
Revenue between segments	9,594	—	(9,594)	—

Total net revenue	1,533,384	541,746	(9,594)	2,065,536

Salaries and benefits	614,442	17,667	—	632,109
Supplies	231,001	258	—	231,259
Medical claims	—	461,649	(9,594)	452,055
Other operating expenses	264,814	18,309	—	283,123
Provision for bad debts	161,936	—	—	161,936
Rentals and leases	35,466	1,167	—	36,633
Hurricane-related property damage	3,589	—	—	3,589

Adjusted EBITDA(1)	222,136	42,696	—	264,832

Interest expense, net	75,665	—	—	75,665
Depreciation and amortization	93,003	3,738	—	96,741
Management fees	5,000	—	—	5,000

Earnings from continuing operations before loss on disposal of assets, minority interests and income taxes	48,468	38,958	—	87,426
Loss on disposal of assets, net	(75)	—	—	(75)
Minority interests	(4,437)	—	—	(4,437)

Earnings from continuing operations before income taxes	$43,956	$38,958	$—	$82,914

Segment assets	$2,123,069	$185,078		$2,308,147

Capital expenditures — continuing operations	$136,425	$990		$137,415

Goodwill	$774,842	$5,757		$780,599

	For the Year Ended September 30, 2007
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue	$1,315,438	$—	$—	$1,315,438
Premium revenue	—	450,641	—	450,641
Revenue between segments	7,540	—	(7,540)	—

Total net revenue	1,322,978	450,641	(7,540)	1,766,079

Salaries and benefits	518,989	14,803	—	533,792
Supplies	194,630	285	—	194,915
Medical claims	—	384,045	(7,540)	376,505
Other operating expenses	251,167	15,096	—	266,263
Provision for bad debts	136,233	—	—	136,233
Rentals and leases	30,384	1,162	—	31,546
Business interruption insurance recoveries	(3,443)	—	—	(3,443)

Adjusted EBITDA(1)	195,018	35,250	—	230,268

Interest expense, net	71,206	—	—	71,206
Depreciation and amortization	71,828	3,560	—	75,388
Loss on extinguishment of debt	6,229	—	—	6,229
Management fees	4,746	—	—	4,746

Earnings from continuing operations before loss on disposal of assets, minority interests and income taxes	41,009	31,690	—	72,699
Loss on disposal of assets, net	(1,359)	—	—	(1,359)
Minority interests	(4,496)	—	—	(4,496)

Earnings from continuing operations before income taxes	$35,154	$31,690	$—	$66,844

Segment assets	$2,035,386	$151,036		$2,186,422

Capital expenditures — continuing operations	$193,570	$473		$194,043

Goodwill	$750,836	$5,757		$756,593

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended September 30, 2006
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue	$1,133,055	$—	$—	$1,133,055
Premium revenue	—	406,522	—	406,522
Revenue between segments	7,300	—	(7,300)	—

Total net revenue	1,140,355	406,522	(7,300)	1,539,577

Salaries and benefits	426,718	12,631	—	439,349
Supplies	167,332	284	—	167,616
Medical claims	—	354,517	(7,300)	347,217
Other operating expenses	210,662	13,284	—	223,946
Provision for bad debts	134,614	—	—	134,614
Rentals and leases	29,195	1,082	—	30,277
Business interruption insurance recoveries	(8,974)	—	—	(8,974)

Adjusted EBITDA(1)	180,808	24,724	—	205,532

Interest expense, net	67,124	—	—	67,124
Depreciation and amortization	65,751	3,386	—	69,137
Management fees	4,189	—	—	4,189

Earnings from continuing operations before gain (loss) on disposal of assets, minority interests and income taxes	43,744	21,338	—	65,082
Gain (loss) on disposal of assets, net	967	(54)	—	913
Minority interests	(3,546)	—	—	(3,546)

Earnings before income taxes	$41,165	$21,284	$—	$62,449

Segment assets	$1,833,737	$134,098		$1,967,835

Capital expenditures — continuing operations	$145,633	$629		$146,262

Goodwill	$750,722	$5,757		$756,479

(1)	Adjusted EBITDA represents net earnings before interest expense, income tax expense, depreciation and amortization, loss on extinguishment of debt, gain (loss) on disposal of assets, minority interests and management fees. Management fees represent monitoring and advisory fees paid to TPG, the Company’s majority financial sponsor, and certain other members of IASIS Investment LLC. Management routinely calculates and communicates adjusted EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within the healthcare industry to evaluate hospital performance, allocate resources and measure leverage capacity and debt service ability. In addition, the Company uses adjusted EBITDA as a measure of performance for its business segments and for incentive compensation purposes. Adjusted EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net earnings, cash flows generated by operating, investing, or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Adjusted EBITDA, as presented, differs from what is defined under the Company’s senior secured credit facilities and may not be comparable to similarly titled measures of other companies.
15. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
A summary of accrued expenses and other current liabilities consists of the following (in thousands):

	September 30,	September 30,
	2008	2007
Employee health insurance payable	$10,834	$8,622
Accrued property taxes	10,041	8,847
Construction retention payable	4,429	2,190
Other	26,498	24,617

	$51,802	$44,276

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16. ALLOWANCE FOR DOUBTFUL ACCOUNTS
A summary of activity in the Company’s allowance for doubtful accounts is as follows (in thousands):

				Accounts
				Written Off,
	Beginning	Provision for		Net of		Ending
	Balance	Bad Debts	Other (1)	Recoveries	Acquisitions	Balance
Year Ended September 30, 2006	$103,619	134,614	7,160	(135,516)	—	$109,877
Year Ended September 30, 2007	$109,877	136,233	6,475	(167,900)	13,144	$97,829
Year Ended September 30, 2008	$97,829	161,936	6,782	(158,092)	—	$108,455

(1)	Represents provision for bad debts recorded at facilities which are now included in discontinued operations.
The provision for bad debts increased $25.7 during the year end September 30, 2008, primarily as a result of increases in self-pay volume and revenue, as well as the effect of a full year of operations at Mountain Vista Medical Center, Alliance and Glenwood. The provision for bad debts increased $1.6 million during the year ended September 30, 2007, primarily as a result of increases in self-pay volume and revenue, as well as the effect of acquisitions, offset by the effects of a full year of the uninsured discount program, which was implemented during the third quarter of 2006.
17. IMPACT OF HURRICANE ACTIVITY
The Medical Center of Southeast Texas, the Company’s hospital located in Port Arthur, Texas, which comprises approximately 8.0% of the Company’s acute care revenue, was damaged during Hurricane Ike in September 2008. The hospital sustained roof and water intrusion damage. The majority of services at the hospital became operational during October of 2008. The Company’s results from operations for the year ended September 30, 2008, include $3.6 million in hurricane-related property damage.
During the years ended September 30, 2007 and 2006, the Company received business interruption insurance recoveries of $3.4 million and $9.0 million, respectively, resulting from the temporary closure and disruption of operations at The Medical Center of Southeast Texas, as a result of Hurricane Rita in 2005. Amounts received during the year ended September 30, 2007, represent the final settlement of the Company’s business interruption insurance claim related to Hurricane Rita.
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
Summarized condensed consolidating balance sheets at September 30, 2008 and 2007, condensed consolidating statements of operations and cash flows for the years ended September 30, 2008, 2007 and 2006, for the Company, segregating the parent company issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, are found below. Prior year amounts have been reclassified to conform to the current year presentation.

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
IASIS Healthcare LLC
Condensed Consolidating Balance Sheet
September 30, 2008
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$80,336	$402	$—	$80,738
Accounts receivable, net	—	101,291	122,847	—	224,138
Inventories	—	21,236	28,218	—	49,454
Deferred income taxes	38,860	—	—	—	38,860
Prepaid expenses and other current assets	—	19,688	40,365	—	60,053

Total current assets	38,860	222,551	191,832	—	453,243

Property and equipment, net	—	363,106	641,142	—	1,004,248
Intercompany	—	(190,870)	190,870	—	—
Net investment in and advances to subsidiaries	1,717,907	—	—	(1,717,907)	—
Goodwill	18,609	128,764	633,226	—	780,599
Other intangible assets, net	—	—	33,000	—	33,000
Other assets, net	18,210	12,944	5,903	—	37,057

Total assets	$1,793,586	$536,495	$1,695,973	$(1,717,907)	$2,308,147

Liabilities and Member’s Equity
Current liabilities:
Accounts payable	$—	$24,708	$40,143	$—	$64,851
Salaries and benefits payable	—	16,819	14,988	—	31,807
Accrued interest payable	12,460	(3,242)	3,242	—	12,460
Medical claims payable	—	—	97,343	—	97,343
Other accrued expenses and other current liabilities	—	38,552	13,250	—	51,802
Current portion of long-term debt and capital lease obligations	6,042	1,581	15,255	(15,255)	7,623

Total current liabilities	18,502	78,418	184,221	(15,255)	265,886

Long-term debt and capital lease obligations	1,098,928	8,071	588,172	(588,172)	1,106,999
Deferred income taxes	111,092	—	—	—	111,092
Other long-term liabilities	—	43,871	655	—	44,526
Minority interests	—	51,875	—	—	51,875

Total liabilities	1,228,522	182,235	773,048	(603,427)	1,580,378
Member’s equity	565,064	354,260	922,925	(1,114,480)	727,769

Total liabilities and member’s equity	$1,793,586	$536,495	$1,695,973	$(1,717,907)	$2,308,147

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
IASIS Healthcare LLC
Condensed Consolidating Balance Sheet
September 30, 2007
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$(4,052)	$4,052	$—	$—
Accounts receivable, net	—	131,180	117,101	—	248,281
Inventories	—	19,961	23,736	—	43,697
Deferred income taxes	29,629	—	—	—	29,629
Prepaid expenses and other current assets	—	23,509	21,514	—	45,023

Total current assets	29,629	170,598	166,403	—	366,630

Property and equipment, net	—	363,295	617,142	—	980,437
Intercompany	—	23,173	(23,173)	—	—
Net investment in and advances to subsidiaries	1,627,879	—	—	(1,627,879)	—
Goodwill	21,774	111,593	623,226	—	756,593
Other intangible assets, net	—	—	36,000	—	36,000
Other assets, net	21,006	19,668	6,088	—	46,762

Total assets	$1,700,288	$688,327	$1,425,686	$(1,627,879)	$2,186,422

Liabilities and Member’s Equity
Current liabilities:
Accounts payable	$—	$55,980	$42,508	$—	$98,488
Salaries and benefits payable	—	24,338	15,786	—	40,124
Accrued interest payable	18,865	(2,301)	2,301	—	18,865
Medical claims payable	—	—	81,309	—	81,309
Other accrued expenses and other current liabilities	—	24,567	19,709	—	44,276
Current portion of long-term debt and capital lease obligations	4,542	3,494	11,054	(11,054)	8,036

Total current liabilities	23,407	106,078	172,667	(11,054)	291,098

Long-term debt and capital lease obligations	1,018,415	5,206	470,569	(470,569)	1,023,621
Deferred income taxes	93,402	—	—	—	93,402
Other long-term liabilities	—	49,809	1,022	—	50,831
Minority interests	—	35,956	—	—	35,956

Total liabilities	1,135,224	197,049	644,258	(481,623)	1,494,908
Member’s equity	565,064	491,278	781,428	(1,146,256)	691,514

Total liabilities and member’s equity	$1,700,288	$688,327	$1,425,686	$(1,627,879)	$2,186,422

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
(in thousands)

	For the Year Ended September 30, 2008
		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue:
Acute care revenue	$—	$637,773	$895,611	$(9,594)	$1,523,790
Premium revenue	—	—	541,746	—	541,746

Total net revenue	—	637,773	1,437,357	(9,594)	2,065,536

Costs and expenses:
Salaries and benefits	—	319,243	312,866	—	632,109
Supplies	—	104,698	126,561	—	231,259
Medical claims	—	—	461,649	(9,594)	452,055
Other operating expenses	—	111,781	171,342	—	283,123
Provision for bad debts	—	80,139	81,797	—	161,936
Rentals and leases	—	14,891	21,742	—	36,633
Interest expense, net	75,665	—	54,716	(54,716)	75,665
Depreciation and amortization	—	42,721	54,020	—	96,741
Management fees	5,000	(19,337)	19,337	—	5,000
Hurricane-related property damage	—	—	3,589	—	3,589
Equity in earnings of affiliates	(91,476)	—	—	91,476	—

Total costs and expenses	(10,811)	654,136	1,307,619	27,166	1,978,110

Earnings (loss) from continuing operations before gain (loss) on disposal of assets, minority interests and income taxes	10,811	(16,363)	129,738	(36,760)	87,426
Gain (loss) on disposal of assets, net	—	(81)	6	—	(75)
Minority interests	—	(4,437)	—	—	(4,437)

Earnings (loss) from continuing operations before income taxes	10,811	(20,881)	129,744	(36,760)	82,914
Income tax expense	34,996	—	329	—	35,325

Net earnings (loss) from continuing operations	(24,185)	(20,881)	129,415	(36,760)	47,589
Earnings (loss) from discontinued operations, net of income taxes	5,783	(12,257)	(4,801)	—	(11,275)

Net earnings (loss)	$(18,402)	$(33,138)	$124,614	$(36,760)	$36,314

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
(in thousands)

	For the Year Ended September 30, 2007
		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue:
Acute care revenue	$—	$577,891	$745,087	$(7,540)	$1,315,438
Premium revenue	—	—	450,641	—	450,641

Total net revenue	—	577,891	1,195,728	(7,540)	1,766,079

Costs and expenses:
Salaries and benefits	—	284,520	249,272	—	533,792
Supplies	—	97,043	97,872	—	194,915
Medical claims	—	—	384,045	(7,540)	376,505
Other operating expenses	—	115,542	150,721	—	266,263
Provision for bad debts	—	68,824	67,409	—	136,233
Rentals and leases	—	11,985	19,561	—	31,546
Interest expense, net	71,206	—	34,684	(34,684)	71,206
Depreciation and amortization	—	37,161	38,227	—	75,388
Loss on extinguishment of debt	6,229	—	—	—	6,229
Management fees	4,746	(16,030)	16,030	—	4,746
Business interruption insurance recoveries	—	—	(3,443)	—	(3,443)
Equity in earnings of affiliates	(117,212)	—	—	117,212	—

Total costs and expenses	(35,031)	599,045	1,054,378	74,988	1,693,380

Earnings (loss) from continuing operations before loss on disposal of assets, minority interests and income taxes	35,031	(21,154)	141,350	(82,528)	72,699
Loss on disposal of assets, net	—	(774)	(585)	—	(1,359)
Minority interests	—	(4,496)	—	—	(4,496)

Earnings (loss) from continuing operations before income taxes	35,031	(26,424)	140,765	(82,528)	66,844
Income tax expense	25,909	—	—	—	25,909

Net earnings (loss) from continuing operations	9,122	(26,424)	140,765	(82,528)	40,935
Earnings (loss) from discontinued operations, net of income taxes	(2,202)	6,314	(3,443)	—	669

Net earnings (loss)	$6,920	$(20,110)	$137,322	$(82,528)	$41,604

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
(in thousands)

	For the Year Ended September 30, 2006
		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue:
Acute care revenue	$—	$498,794	$641,561	$(7,300)	$1,133,055
Premium revenue	—	—	406,522	—	406,522

Total net revenue	—	498,794	1,048,083	(7,300)	1,539,577

Costs and expenses:
Salaries and benefits	—	223,129	216,220	—	439,349
Supplies	—	83,137	84,479	—	167,616
Medical claims	—	—	354,517	(7,300)	347,217
Other operating expenses	—	110,841	113,105	—	223,946
Provision for bad debts	—	67,895	66,719	—	134,614
Rentals and leases	—	10,525	19,752	—	30,277
Interest expense, net	67,124	—	26,548	(26,548)	67,124
Depreciation and amortization	—	32,859	36,278	—	69,137
Management fees	4,189	(14,106)	14,106	—	4,189
Business interruption insurance recoveries	—	—	(8,974)	—	(8,974)
Equity in earnings of affiliates	(108,720)	—	—	108,720	—

Total costs and expenses	(37,407)	514,280	922,750	74,872	1,474,495

Earnings (loss) from continuing operations before gain (loss) on disposal of assets, minority interests and income taxes	37,407	(15,486)	125,333	(82,172)	65,082
Gain (loss) on disposal of assets, net	—	2,249	(1,336)	—	913
Minority interests	—	(3,546)	—	—	(3,546)

Earnings (loss) from continuing operations before income taxes	37,407	(16,783)	123,997	(82,172)	62,449
Income tax expense	22,515	—	—	—	22,515

Net earnings (loss) from continuing operations	14,892	(16,783)	123,997	(82,172)	39,934
Earnings (loss) from discontinued operations, net of income taxes	(1,891)	4,175	(2,669)	—	(385)

Net earnings (loss)	$13,001	$(12,608)	$121,328	$(82,172)	$39,549

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
IASIS Healthcare LLC
Condensed Consolidating Statement of Cash Flows
(in thousands)

	For the Year Ended September 30, 2008
		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net earnings (loss)	$(18,402)	$(33,138)	$124,614	$(36,760)	$36,314
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Loss (earnings) from discontinued operations	(5,783)	12,257	4,801	—	11,275
Depreciation and amortization	—	42,721	54,020	—	96,741
Amortization of loan costs	2,913	—	—	—	2,913
Minority interests	—	4,437	—	—	4,437
Deferred income taxes	19,368	—	—	—	19,368
Loss (gain) on disposal of assets	—	81	(6)	—	75
Hurricane-related property damage	—	—	3,589	—	3,589
Equity in earnings of affiliates	(91,476)	—	—	91,476	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	—	23,114	(5,983)	—	17,131
Inventories, prepaid expenses and other current assets	—	2,328	(23,689)	—	(21,361)
Accounts payable, other accrued expenses and other accrued liabilities	(10,947)	(13,040)	(5,432)	—	(29,419)

Net cash provided by (used in) operating activities — continuing operations	(104,327)	38,760	151,914	54,716	141,063
Net cash provided by (used in) operating activities — discontinued operations	5,783	(884)	(2,586)	—	2,313

Net cash provided by (used in) operating activities	(98,544)	37,876	149,328	54,716	143,376

Cash flows from investing activities
Purchases of property and equipment	—	(45,109)	(92,306)	—	(137,415)
Cash paid for acquisitions	—	(16,799)	(22)	—	(16,821)
Proceeds from sale of assets	—	94	266	—	360
Change in other assets	—	5,226	(613)	—	4,613

Net cash used in investing activities — continuing operations	—	(56,588)	(92,675)	—	(149,263)
Net cash provided by (used in) investing activities — discontinued operations	—	(1,040)	23	—	(1,017)

Net cash used in investing activities	—	(57,628)	(92,652)	—	(150,280)

Cash flows from financing activities
Payment of debt and capital lease obligations	(303,190)	(849)	(2,572)	—	(306,611)
Proceeds from debt borrowings	384,978	—	—	—	384,978
Distribution of minority interests	—	(171)	(5,314)	—	(5,485)
Proceeds received from sale of partnership interests	—	15,070	—	—	15,070
Other	192	—	—	—	192
Change in intercompany balances with affiliates, net	16,564	90,592	(52,440)	(54,716)	—

Net cash provided by (used in) financing activities — continuing operations	98,544	104,642	(60,326)	(54,716)	88,144
Net cash used in financing activities — discontinued operations	—	(502)	—	—	(502)

Net cash provided by (used in) financing activities	98,544	104,140	(60,326)	(54,716)	87,642

Increase (decrease) in cash and cash equivalents	—	84,388	(3,650)	—	80,738
Cash and cash equivalents at beginning of period	—	(4,052)	4,052	—	—

Cash and cash equivalents at end of period	$—	$80,336	$402	$—	$80,738

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
IASIS Healthcare LLC
Condensed Consolidating Statement of Cash Flows
(in thousands)

	For the Year Ended September 30, 2007
		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net earnings (loss)	$6,920	$(20,110)	$137,322	$(82,528)	$41,604
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Loss (earnings) from discontinued operations	2,202	(6,314)	3,443	—	(669)
Depreciation and amortization	—	37,161	38,227	—	75,388
Amortization of loan costs	2,942	—	—	—	2,942
Minority interests	—	4,496	—	—	4,496
Deferred income taxes	24,103	—	—	—	24,103
Loss on disposal of assets	—	774	585	—	1,359
Loss on extinguishment of debt	5,091	—	—	—	5,091
Equity in earnings of affiliates	(117,212)	—	—	117,212	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	—	(37,182)	(15,567)	—	(52,749)
Inventories, prepaid expenses and other current assets	—	(3,204)	(2,690)	—	(5,894)
Accounts payable, other accrued expenses and other accrued liabilities	(1,100)	25,090	2,012	—	26,002

Net cash provided by (used in) operating activities — continuing operations	(77,054)	711	163,332	34,684	121,673
Net cash provided by (used in) operating activities — discontinued operations	(2,202)	9,306	(2,443)	—	4,661

Net cash provided by (used in) operating activities	(79,256)	10,017	160,889	34,684	126,334

Cash flows from investing activities
Purchases of property and equipment	—	(41,987)	(152,056)	—	(194,043)
Cash paid for acquisitions	—	(78,083)	(63,502)	—	(141,585)
Proceeds from sale of assets	—	1,026	—	—	1,026
Change in other assets	—	4,272	1,621	—	5,893

Net cash used in investing activities — continuing operations	—	(114,772)	(213,937)	—	(328,709)
Net cash used in investing activities — discontinued operations	—	(874)	(55)	—	(929)

Net cash used in investing activities	—	(115,646)	(213,992)	—	(329,638)

Cash flows from financing activities
Payment of debt and capital lease obligations	(646,663)	(1,447)	(2,195)	—	(650,305)
Proceeds from debt borrowings	778,800	—	—	—	778,800
Debt financing costs incurred	(8,200)	—	—	—	(8,200)
Distribution to parent for debt financing costs	(6,586)	—	—	—	(6,586)
Distribution of minority interests	—	—	(4,850)	—	(4,850)
Costs paid for partnership interests	—	(495)	—	—	(495)
Change in intercompany balances with affiliates, net	(38,095)	9,736	63,043	(34,684)	—

Net cash provided by (used in) financing activities — continuing operations	79,256	7,794	55,998	(34,684)	108,364
Net cash used in financing activities — discontinued operations	—	(475)	—	—	(475)

Net cash provided by (used in) financing activities	79,256	7,319	55,998	(34,684)	107,889

Increase (decrease) in cash and cash equivalents	—	(98,310)	2,895	—	(95,415)
Cash and cash equivalents at beginning of period	—	94,258	1,157	—	95,415

Cash and cash equivalents at end of period	$—	$(4,052)	$4,052	$—	$—

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
IASIS Healthcare LLC
Condensed Consolidating Statement of Cash Flows
(in thousands)

	For the Year Ended September 30, 2006
		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net earnings (loss)	$13,001	$(12,608)	$121,328	$(82,172)	$39,549
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Loss (earnings) from discontinued operations	1,891	(4,175)	2,669	—	385
Depreciation and amortization	—	32,859	36,278	—	69,137
Amortization of loan costs	2,960	—	—	—	2,960
Minority interests	—	3,546	—	—	3,546
Deferred income taxes	21,021	—	—	—	21,021
Loss (gain) on disposal of assets	—	(2,249)	1,336	—	(913)
Equity in earnings of affiliates	(108,720)	—	—	108,720	—
Changes in operating assets and liabilities, net of the effect of dispositions:
Accounts receivable, net	—	(1,416)	(12,547)	—	(13,963)
Inventories, prepaid expenses and other current assets	—	(8,076)	(7,441)	—	(15,517)
Accounts payable, other accrued expenses and other accrued liabilities	1,476	27,552	22,502	—	51,530

Net cash provided by (used in) operating activities — continuing operations	(68,371)	35,433	164,125	26,548	157,735
Net cash provided by (used in) operating activities — discontinued operations	(1,891)	3,171	(1,871)	—	(591)

Net cash provided by (used in) operating activities	(70,262)	38,604	162,254	26,548	157,144

Cash flows from investing activities
Purchases of property and equipment	—	(40,175)	(106,087)	—	(146,262)
Proceeds from sale of assets	—	147	—	—	147
Change in other assets	—	673	(507)	—	166

Net cash used in investing activities — continuing operations	—	(39,355)	(106,594)	—	(145,949)
Net cash used in investing activities — discontinued operations	—	(163)	(71)	—	(234)

Net cash used in investing activities	—	(39,518)	(106,665)	—	(146,183)

Cash flows from financing activities
Payment of debt and capital lease obligations	(4,402)	(1,409)	(1,508)	—	(7,319)
Distribution of minority interests	—	—	(2,507)	—	(2,507)
Proceeds from sale of partnership interests	—	1,105	4,622	—	5,727
Change in intercompany balances with affiliates, net	74,664	7,683	(55,799)	(26,548)	—

Net cash provided by (used in) financing activities — continuing operations	70,262	7,379	(55,192)	(26,548)	(4,099)
Net cash used in financing activities — discontinued operations	—	(544)	—	—	(544)

Net cash provided by (used in) financing activities	70,262	6,835	(55,192)	(26,548)	(4,643)

Increase in cash and cash equivalents	—	5,921	397	—	6,318
Cash and cash equivalents at beginning of period	—	88,597	500	—	89,097

Cash and cash equivalents at end of period	$—	$94,518	$897	$—	$95,415

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A(T). Controls and Procedures.
Evaluations of Disclosure Controls and Procedures
Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2008. Based on this evaluation, the principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports.
Report of Management on Internal Control over Financial Reporting
The management of IASIS is responsible for the preparation, integrity and fair presentation of the consolidated financial statements appearing in our periodic filings with the SEC. The consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles and, accordingly, include certain amounts based on our best judgments and estimates.
Management is also responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) under the Securities and Exchange Act of 1934. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes a program of internal audits and appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel including a dedicated Compliance department and a written Code of Business Conduct and Ethics adopted by our board of directors, applicable to all of our directors, officers and employees.
Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected in a timely manner. Because of its inherent limitations, including the possibility of human error and the circumvention or overriding of control procedures, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Therefore, even those internal controls determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2008.
This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report for the year ended September 30, 2008.

Changes in Internal Control Over Financial Reporting
During the fourth fiscal quarter of the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The following table sets forth the name, age and position of the directors and executive officers of IAS and executive officers of IASIS. See “Certain Relationships and Related Transactions.”

Name	Age	Position
David R. White	61	Chairman of the Board and Chief Executive Officer
Sandra K. McRee	52	President and Chief Operating Officer
W. Carl Whitmer	44	Chief Financial Officer
Frank A. Coyle	44	Secretary and General Counsel
James Moake	39	Operations Chief Financial Officer
John M. Doyle	48	Vice President and Chief Accounting Officer
Paul Jenson	60	Executive Vice President - Western Region
Kirk Olsen	58	Executive Vice President - Mountain Region
Dorothy Sawyer	58	President, Arizona Market
Steve King	41	Chief Financial Officer, Utah Market
Ruby Majhail	41	Chief Financial Officer, Arizona and Nevada
Joe Minissale	44	Chief Financial Officer, Texas and Louisiana Markets
Bashar Abunaser	40	Chief Financial Officer, Florida Market
Peter Stanos	45	Vice President, Ethics and Business Practices
John Cruickshank, DO	51	Chief Quality Officer
Carolyn Rose	59	Chief Executive Officer, Health Choice Arizona, Inc.
Jonathan J. Coslet	44	Director
David Dupree	55	Director
Kirk E. Gorman	58	Director
Curtis S. Lane	51	Director
Todd B. Sisitsky	37	Director
Paul S. Levy	61	Director
Jeffrey C. Lightcap	49	Director
Sharad Mansukani	39	Director

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
W. Carl Whitmer served as Vice President and Treasurer of IAS from March 2000 through October 2001, and was appointed Chief Financial Officer of IAS effective November 2001. He was appointed Chief Financial Officer of IASIS upon consummation of the Transactions. Prior to joining our company, Mr. Whitmer served as Vice President of Finance and Treasurer of PhyCor Inc., where he was employed from July 1994 through February 2000. Mr. Whitmer’s responsibilities at PhyCor included acquisitions, capital planning and management, investor relations, treasury management and external financial reporting. Prior to joining PhyCor Inc., Mr. Whitmer served as a Senior Manager with the accounting firm of KPMG LLP, where he was employed from July 1986 to July 1994. Mr. Whitmer also serves on the board of directors, including the audit committee, of Fenwall Transfusion Therapies.
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

Paul Jenson has served as the Executive Vice President — Western Region since April 1, 2008. Prior to that time, Mr. Jenson served as President of the Arizona Market from July 1, 2007 and had also served as the President of the Nevada Market since October 1, 2007. From April 1, 2005 to July 1, 2007, his position was Chief Executive Officer of St. Luke’s Medical Center, St. Luke’s Behavioral Health Center and Biltmore Surgery Center in Phoenix, Arizona. Prior to joining IAS, Mr. Jenson worked for HCA Inc. for 14 years with his last position being Chief Executive Officer of HCA-Brunswick Community Hospital from September 2002 until April 2005. Mr. Jenson has a background of 40 years of experience in healthcare management in locations throughout the United States.
Kirk Olsen was named President of the Utah Market effective August 2007. From 1999 to 2007, he served as a Corporate Vice President of Molina Healthcare Inc., where he was responsible for national implementation of the Medicare Advantage program, and as President and Chief Executive Officer of Molina Healthcare of Utah. Mr. Olsen has worked in state and national healthcare regulatory roles, physician practice management, managed care and hospital administration since 1980.
Dorothy Sawyer has served as President of the Arizona Market since April 2008. Prior to joining IASIS, Ms. Sawyer served as the Chief Executive Officer of Havasu Regional Medical Center where she was responsible for a 138-bed acute care rural hospital and ambulatory surgery center. From 2000 to 2004, Ms. Sawyer served as the Chief Executive Officer of Maryvale Hospital located in Phoenix, Arizona where she had responsibility for the operations of a 238-bed acute care hospital along with a freestanding emergency center located in Goodyear, Arizona. Ms. Sawyer was with Hospital Corporation of America (HCA) from 1988 to 2000. During her tenure with HCA, Sawyer served as the Regional Director for Quality and Resource Management and Chief Nursing Officer for facilities in Tucson, Arizona and Denver, Colorado.
Steve King was named Chief Financial Officer of the Utah Market in October 2006. Mr. King served as a Hospital Chief Financial Officer for Baptist Health System in San Antonio, Texas from 2003 to October 2006. From 2000 to 2003, Mr. King worked for Tenet Healthcare Corporation. Mr. King has 17 years of experience in the healthcare industry.
Ruby Majhail has served as Chief Financial Officer of the Arizona and Nevada Markets since December 2007. From November 2006 to September 2008, Ms. Majhail also served as the Chief Financial Officer of St. Luke’s Medical Center, St. Luke’s Behavioral Health Center, Biltmore Surgery Center and (until October 2007) Tempe St. Luke’s in Phoenix, Arizona. From November 1997 to October 2006, Ms. Majhail served as Vice President of Finance for Sun Health Corporation. Prior to that time, Ms. Majhail served as a Senior Manager with the accounting firm of Plante & Moran, where she specialized in healthcare audit and business advisory services.
Joe Minissale has served as Chief Financial Officer of the Texas and Louisiana Markets since April 2008. Prior to that time, Mr. Minissale served as Chief Financial Officer and Vice President — Finance at Rockwall Hospitals, Inc., a hospital development and hospital management company based in Richardson, Texas, from September 2006 to April 2008, Chief Financial Officer of Titus Regional Medical Center in Mount Pleasant, Texas from February 2004 to September 2006 and Chief Financial Officer of Hill Regional Hospital in Hillsboro, Texas from June 1998 to February 2004.
Bashar Abunaser has served as Chief Financial Officer of the Florida Market since December 2007. Prior to that time, Mr. Abunaser served as Director of Financial Operations at SunLink Health Systems, Inc. from August 2006 to December 2007 and as Chief Financial Officer at two SunLink hospitals, Chestatee Regional Hospital in Dahlonega, Georgia and Missouri Southern Healthcare in Dexter, Missouri, from September 2003 to August 2006.
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
John Cruickshank, D.O. has served as Chief Quality Officer of the Company since April 2008. Prior to joining IASIS, Dr. Cruickshank served as President and Chief Medical Officer of Total Care Management Associates from June 2006 to April 2008 and Chief Medical Officer of Cigna HealthCare from 2004 to 2006.
Carolyn Rose has served as Chief Executive Officer of Health Choice since 1999. Prior to that time, Ms. Rose was first a principal and then a partner in a consulting firm specializing in managed care and hospital consolidations and acquisitions.
Jonathan J. Coslet became a Director of IAS upon the consummation of the Transactions. Mr. Coslet is a Senior Partner of TPG, responsible for the firm’s generalist and healthcare investment activities. Mr. Coslet is also a member of the firm’s Investment Committee and Management Committee. Prior to joining TPG in 1993, Mr. Coslet was in the Investment Banking Department of Donaldson, Lufkin & Jenrette, specializing in leveraged acquisitions and high yield finance from 1991 to 1993. Mr. Coslet serves on the boards of directors of J. Crew Group, Inc., The Neiman Marcus Group, Inc., PETCO Animal Supplies, Inc., Biomet, Inc., Quintiles Transnational Corp. and Harrah’s Entertainment.
David Dupree became a director of IAS in April 2007. Mr. Dupree has been Managing Director and Chief Executive Officer of The Halifax Group since 1999. Prior to co-founding Halifax, Mr. Dupree was a managing director and partner with The Carlyle Group, where he was primarily responsible for investments in healthcare and related sectors. Prior to joining The Carlyle Group in 1992, Mr. Dupree was a principal in corporate finance with Montgomery Securities. Mr. Dupree also serves as a director emeritus of Whole Foods Market, Inc., a natural and organic foods supermarket company.

Kirk E. Gorman was appointed a Director of IAS in August 2004. Mr. Gorman currently serves as Senior Vice President and Chief Financial Officer of Jefferson Health System, a not-for-profit health system based in Radnor, Pennsylvania, which he joined in October 2003. Prior to joining Jefferson Health System, Mr. Gorman served as Senior Vice President and Chief Financial Officer of Universal Health Services, Inc., a public hospital company based in Pennsylvania, from 1987 to February 2003. Mr. Gorman also has 13 years of experience in the banking industry and served as Senior Vice President of Mellon Bank prior to his work in the healthcare industry. Mr. Gorman serves as a director of Care Investment Trust, Inc., a real estate investment and finance company, and as a director of Cardionet Inc., the leading provider of mobile cardiac outpatient telemetry.
Curtis S. Lane became a Director of IAS upon the consummation of the Transactions. Mr. Lane is a Senior Managing Director of MTS Health Partners, L.P., a merchant banking firm focused on healthcare advisory and investment opportunities. Prior to forming MTS Health Partners, L.P. in 2000, Mr. Lane founded and managed the healthcare investment banking group at Bear, Stearns & Co. Inc. from its inception in 1986 until 1998. Mr. Lane is also a director of Alliance Imaging, Inc., a leading national provider of shared-service and fixed-site diagnostic imaging services.
Todd B. Sisitsky became a Director of IAS upon the consummation of the Transactions. Mr. Sisitsky is a partner of TPG Capital, L.P. where he leads the firm’s investment activities in the healthcare services and pharmaceutical / medical device sectors. In addition to IASIS, he played leadership roles in connection with TPG’s investments in Axcan Pharma, Biomet, Fenwal Transfusion Therapies and Surgical Care Affiliates, and serves on the board of directors of each of these companies. Prior to joining TPG in 2003, Mr. Sisitsky worked at Forstmann Little & Company and Oak Hill Capital Partners.
Paul S. Levy has been a Director of IAS since October 1999. Mr. Levy is a Senior Managing Director of JLL Partners, Inc., which he founded in 1988. Mr. Levy serves as a director of several companies, including Builders FirstSource, Inc., FC Holdings, Inc., Patheon Inc. and PGT Inc.
Jeffrey C. Lightcap has been a Director of IAS since October 1999. Since October 2006, Mr. Lightcap has been a Senior Managing Director of HealthCor Group. Prior to joining HealthCor Group, Mr. Lightcap was a Senior Managing Director at JLL Partners, which he joined in June 1997. From February 1993 to May 1997, Mr. Lightcap was a managing director at Merrill Lynch & Co., Inc., where he was the head of leveraged buyout firm coverage for the mergers and acquisitions group.
Sharad Mansukani became a Director of IAS in April 2005. Dr. Mansukani serves as a senior advisor of TPG, and serves on the faculty at both the University of Pennsylvania and Temple University School of Medicine. Dr. Mansukani is also Chief Strategic Officer for NationsHealth, Inc., a supplier of prescription drugs. Dr. Mansukani previously served as a senior advisor to the Administrator of CMS from 2003 to 2005, and as Senior Vice President and Chief Medical Officer of Health Partners, a non-profit Medicaid and Medicare health plan owned at the time by Philadelphia-area hospitals. Dr. Mansukani completed a residency and fellowship in ophthalmology at the University of Pennsylvania School of Medicine and a fellowship in quality management and managed care at the Wharton School of Business. Dr. Mansukani also serves as a director of Healthspring, Inc.
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
Code of Ethics
We have adopted a code of ethics for our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions, which is Exhibit 14 to this annual report on Form 10-K and which also has been posted on our Internet website at www.iasishealthcare.com. Please note that our Internet website address is provided as an inactive textual reference only. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics on our Internet website.
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
As discussed in more detail below, various aspects of named executive officer compensation were negotiated and determined at the time of the Transactions. In addition, since the equity of our company is owned entirely by a group of sophisticated investment funds who also control our board of directors, our compensation structure is largely driven by these investment funds that rely heavily upon their experience and expertise. Our Compensation Committee (the “Committee”) is made up of three individuals, our Chief Executive Officer, two directors of IAS, one of whom serves as a representative of JLL Partners and one of whom is a partner in the TPG group who represents our equity investors and chairs the Committee.
The Committee’s compensation philosophy is to align the interests of the executive officers with those of the investors while encouraging long-term executive retention. Furthermore, the Committee believes that our ability to grow and be successful in the long-term is enhanced by a comprehensive compensation program that includes different types of incentives for attracting, motivating and retaining executives and rewarding outstanding service, including awards that link compensation to applicable performance measures. Under the Committee’s direction and supervision, we have developed and implemented compensation policies, plans and programs designed to enhance the quality of health care services delivered by our hospitals and increase investor value by closely aligning the financial interests of our named executive officers with those of our investors.
The compensation structure utilizes not only base salary to compensate our executives competitively, but also heavily relies on annual and long-term incentive compensation to attract and retain highly qualified executives and motivate them to perform to the best of their abilities. In years of outstanding achievement, the Committee believes that our named executive officers should be properly rewarded for their respective contributions to our success through a combination of incentive-based cash and equity-based awards.

The Executive Compensation Process
The Compensation Committee
The Committee oversees our executive compensation program. The Committee’s responsibilities include, but are not limited to, the following:
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
Mr. Coslet, the TPG partner on the Committee, makes all decisions with respect to the compensation of Mr. White, the Chief Executive Officer. Annually, the non-executive directors of the board of directors evaluate the performance of the Chief Executive Officer and that evaluation is then communicated to the Chief Executive Officer by Mr. Coslet. Mr. White recommends to Mr. Coslet compensation decisions for Ms. McRee and Mr. Whitmer, our President and Chief Operating Officer and our Chief Financial Officer, respectively. Mr. White and Mr. Coslet discuss these recommendations in detail before reaching a final decision. With respect to the other named executive officers, Mr. White is generally responsible for conducting reviews and making compensation decisions.
During our fiscal year ended September 30, 2008, the Committee did not rely on the advice or reports of any external compensation consultant in making compensation decisions. As TPG has substantial experience and expertise in executive compensation and in some cases internally employs compensation experts, the Committee may from time to time rely upon such experience, expertise and experts.
Our Chief Executive Officer, David R. White, a member of the board of directors of IAS, is also a member of the Committee and, as discussed above, plays an important role in many compensation decisions. Other named executive officers also attend the Committee meetings and participate only as and if required by the Committee. As discussed above, Mr. White does not participate on behalf of the Committee or the board of directors in decisions regarding his own compensation. Any discussion by the Committee regarding compensation for Mr. White or other named executive officers is conducted by the Committee in executive session without such persons in attendance. In addition, the Committee reviews compensation decisions with respect to the Chief Executive Officer, the Chief Operating Officer and the Chief Financial Officer with the full board of directors.
Benchmarking Process
The Committee’s process for determining executive compensation is straightforward and, in part, involves consideration of the highly competitive market for executives in the healthcare industry, including review of compensation levels of comparable companies. Management prepares for the Committee informal schedules that compare our cash compensation to the cash compensation offered by certain comparable companies in the acute hospital industry that file such information with the SEC. These comparisons are part of the total mix of information used to annually evaluate base salary, short-term incentive compensation and total cash compensation. The Committee may also, from time to time, rely on analysis performed by TPG that compares the compensation of our executive officers with that of other portfolio companies or private equity backed companies in general. Since one of the objectives of our compensation program is to consistently reward and retain top performers, compensation will also vary depending on individual and company performance.
Pay for Performance
The Company emphasizes aligning compensation with performance. With respect to our named executive officers, the primary factor that is utilized in structuring annual compensation, including payouts under the short-term incentive plan, is Adjusted EBITDA (as such term is defined in Note 14 to our consolidated financial statements) compared to our company budget for the previous year. Other factors that may in the Committee’s discretion be considered in certain years include:
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
Another component of the Company’s pay for performance compensation philosophy is the significant equity holdings of the named executive officers. Messrs. White and Whitmer and Ms. McRee were granted common stock options at the time of the Transactions and also rolled over equity, of which the common rollover options remain outstanding. On April 27, 2007, in connection with a refinancing and recapitalization transaction, $300.0 million in PIK Loans were issued by IAS in order to repurchase certain preferred equity from its stockholders based upon accreted per share value. This refinancing and recapitalization transaction was nearly three years after the Transactions and constituted a return on capital event for the preferred equity holders. Accordingly, Messrs. White and Whitmer and Ms. Mcree’s rollover options on preferred stock were canceled in exchange for a cash payment equal to the excess of the accreted per share value of the preferred stock over the exercise price of such options.
Internal Pay Equity
Internal pay equity is not a material factor with respect to the Committee’s compensation decisions. The Committee believes that the variation in compensation among the named executive officers is reasonable in light of each executive’s experience, contribution and importance to the Company.
Components of the Executive Compensation Program
Employment Agreements
During the process of completing the Transactions, TPG and the other equity investors entered into negotiations regarding employment agreements with Mr. White, Ms. McRee and Mr. Whitmer. The employment agreements that resulted were heavily negotiated and were largely influenced by the experience and expertise of TPG and the other equity holders as well as the executive’s previous performance and familiarity with the business. The resulting employment agreements established the foundation of the Company’s compensation structure with respect to Mr. White, Ms. McRee and Mr. Whitmer. Mr. Olsen also entered into an employment agreement upon being hired by IASIS in June 2007. Ms. Rose entered into an agreement for severance benefits and restrictive convenants upon being hired by IASIS in March 2001.
Base Salary
Base salary represents the fixed component of our named executive officers’ compensation and is intended to compensate the executive for competence in the executive role. The Committee attempts to maintain base salaries at competitive levels while also reserving a substantial portion of compensation for the other compensation elements that are directly related to company performance. As discussed above, the base salaries for Mr. White, Ms. McRee and Mr. Whitmer were initially set during employment negotiations surrounding the Transactions, and TPG and the other equity investors considered several factors including experience and skills, internal pay equity, level and scope of responsibility, the ability to replace the individual, external peer comparisons at that time, and their experience and knowledge of executive compensation of similarly sized companies within their investment portfolio. Mr. Olsen and Ms. Roses’ initial base salaries were determined by Mr. White in large part based on several factors including experience and skills, as well as external peer comparisons.
The Committee annually reviews and adjusts base salaries of the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. Mr. White approves all base salary increases for the other named executive officers with the input of Ms. McRee and Mr. Whitmer. Any base salary increase during this annual process is generally intended to compensate the executive for exceptional performance or contributions, cost of living increases, changes in responsibility, and changes in the competitive landscape. Base salaries may also be adjusted at any time during the year if Mr. Coslet, the Committee, or Mr. White, as relevant, finds it necessary or advisable to maintain a competitive level or to compensate an individual for increased responsibility. Effective January 1, 2008, Mr. White received a base compensation increase of 2.9% and Ms. McRee and Mr. Whitmer each received base compensation increases of 11.3%. Ms. Rose received an increase of 7.9%. The 2.9% increase granted to Mr. White was determined by Mr. Coslet and the 11.3% increases granted to each of Ms. McRee and Mr. Whitmer were determined by the Committee to represent the cost of living adjustment necessary for the executives’ base salaries to remain competitive and to reflect a reasonable increase given the executives’ continued performance. Mr. White approved the 7.9% increase granted to Ms. Rose to reflect a cost of living adjustment and after taking into consideration her continued performance. Mr. Olsen had been employed by the Company for approximately six months as of January 2008 which is generally the time at which base compensation adjustments are made and, accordingly, did not receive a base compensation increase during the year.

Short-Term Incentive Compensation
Our named executive officers have the opportunity to earn cash incentive awards based upon the level of achievement of financial performance metrics. The range of potential payouts for Mr. White, Ms. McRee and Mr. Whitmer are set forth in their employment agreements and, as discussed above, were highly negotiated during the Transactions. Mr. Olsen and Ms. Rose have only target bonus levels that have been approved by Mr. White as representing a competitive level and significantly aligning the interests of these executive officers with those of the investors.
Before the end of the first quarter of the relevant fiscal year, the Company, with the input of members of the board of directors and the investors, establishes target levels for Adjusted EBITDA (as such term is defined in Note 14 to our consolidated financial statements) that are used both for compensation and budgeting purposes. Our performance during the year versus the Adjusted EBITDA target levels is the primary factor in calculating the short-term incentive compensation paid to the named executive officers. The Committee has chosen Adjusted EBITDA as the primary financial metric used to calculate short term incentive compensation payouts because it believes it provides an effective measure of our company’s financial health and the creation of long-term equity value.
Annual incentive target awards to our named executive officers vary depending on the Company’s performance against the target levels for Adjusted EBITDA, as follows:
Annual Incentive Target Award Ranges (as a Percentage of Base Salary) for Fiscal 2008

	Threshold	Target	Maximum
David R. White	20%	100%	200%
Sandra K. McRee	10%	50%	100%
W. Carl Whitmer	10%	50%	100%
George K. Olsen	50%	50%	100%
Carolyn Rose	—	50%	100%
While the primary factor in calculating short-term incentive compensation payouts for Mr. White, Ms. Mcree and Mr. Whitmer is Adjusted EBITDA, Mr. Coslet or the Committee, as relevant, may consider, in its discretion, other factors in awarding annual incentive compensation to these individuals, including:
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
While the primary factor in calculating short-term incentive compensation payouts for Mr. Olsen and Ms. Rose is also Adjusted EBITDA and the awards are generally either paid or not paid based upon meeting the budgeted level, Mr. White, Ms. McRee and Mr. Whitmer may consider quality and customer service metrics, cash collections, certain operational and individual goals, as well as any of the factors listed above, in either adjusting the level of payout or whether a payout is made.

In fiscal 2008, the Adjusted EBITDA target was the primary factor considered in awarding payment under the short-term incentive plan to the named executive officers. However, Mr. Coslet and the Committee, as relevant, also considered our company’s financial performance compared with peer companies and individual achievements. As a result of the Company not achieving target levels for Adjusted EBITDA and other factors, the Committee did not grant an award to Mr. White, Ms. McRee or Mr. Whitmer. The Committee granted an award at the maximum target level to Ms. Rose based on the targets and goals achieved at Health Choice. Mr. Olsen was also granted an award at the target level based on the terms of his employment agreement.
Long-Term Incentive Compensation
Our executive officer compensation has a substantial equity component as we believe superior equity investors’ returns are achieved through a culture that focuses on long-term performance by our named executive officers and other key associates. By providing our executives with an equity stake in the Company, we are better able to align the interests of our named executive officers and our equity holders. As discussed above, at the time of the Transactions, Mr. White, Ms. McRee and Mr. Whitmer each received common stock options granted under the 2004 Option Plan and rolled over certain equity into preferred and common stock options. The preferred stock options were cashed out during fiscal 2007 in conjunction with the equity repurchase from the proceeds of the PIK loans which provided the named executive officers some return on their otherwise illiquid equity holdings in our company.
IAS also maintains the IAS 2004 Stock Option Plan and from time to time may grant additional options to the named executive officers pursuant to this plan. In making long-term equity incentive grants to the named executive officers, certain factors are considered, including but not limited to, the present ownership levels of the named executive officers and the level of the executive’s total compensation package compared to peer companies. It is the responsibility of Mr. Coslet to recommend grants to the Committee for Mr. White, Mr. White to recommend grants to the Committee for Ms. McRee and Mr. Whitmer, and Mr. White, Ms. McRee or Mr. Whitmer to recommend grants to the Committee for Mr. Olsen and Ms. Rose. No grants were made to the named executive officers in fiscal 2008.
Generally, the exercise price of an option grant is set at the fair market value of a share of the common stock as of the grant date, as determined by the IAS board of directors in good faith and, as necessary, supplemented and supported by an independent third party valuation. We have no formal practices regarding the timing of option grants but we are in the process of developing a more standardized option granting process.
Due to our current equity structure, an optionee is expected at the time of grant to enter into an agreement that will generally provide that for the 90-day period following the later of (i) a termination of employment or (ii) six months and one day following the date that shares of common stock were acquired pursuant to the exercise of the option, we have the right to repurchase each share then owned by the participant at fair value, as determined in good faith by the IAS board of directors.
Non-qualified Executive Savings Plan
We introduced our non-qualified executive savings plan on July 1, 2006. The plan is a voluntary, tax-deferred savings vehicle that is available to those employees, including physicians, earning a minimum base salary ($105,000 in 2008). The executive savings plan was implemented in order to contribute to the recruitment and retention of key executives by providing the ability to defer additional pre-tax compensation in excess of the limits allowed by the Company’s 401(k) plan.
An eligible employee must contribute the maximum allowed by law to the IASIS 401(k) plan in order to participate in the non-qualified executive savings plan. There are two types of deferrals available under the plan: excess deferrals and additional deferrals. Excess deferrals are contributions that are deposited into the non-qualified executive savings plan because either (a) the participant’s earnings have exceeded $230,000 and/or (b) the participant’s deferrals into the 401(k) plan have reached a dollar limit stipulated by the IRS ($15,500 in 2008). Excess deferrals are automatically deposited into the nonqualified executive savings plan if these limits are reached. Physician excess deferrals are not matched. Executive excess deferrals are matched at the same rate as contributions to the 401(k) plan. There is a five-year service requirement for participants to vest in the IASIS excess matching contributions. Currently, none of the named executive officers participates in the 401(k) plan.

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
Severance and Change in Control Agreements
Messrs. White and Whitmer and Ms. McRee entered into employment agreements in connection with the Transactions, which agreements provide, among other things, for each executive’s rights upon a termination of employment. Mr. Olsen also entered into an employment agreement upon being hired by the Company, and Ms. Rose entered into an agreement for severance benefits and restrictive covenants in March 2001, which provide for their rights upon a termination of employment. We believe that reasonable and appropriate severance and change in control benefits are appropriate in order to be competitive in our executive retention efforts. In agreeing to these benefits, the board of directors recognized that it may be difficult for such executives to find comparable employment within a short period of time. In addition, the board of directors recognized that formalized severance and change in control arrangements are common benefits offered by employers competing for similar senior executive talent. For example, the tax gross-up feature of Mr. White’s employment agreement was included because it was commonly offered by our peer companies as part of their executive compensation upon termination of employment. Finally, while Mr. White and Ms. McRee can unilaterally trigger their severance provisions by submitting their resignations within twelve months following a change in control, these provisions were specifically negotiated by Mr. White and Ms. McRee and the board of directors ultimately determined they were reasonable given the importance of the executives to the company. Information regarding applicable payments under such agreements for the named executive officers is provided under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” and “Potential Payments Upon Termination or Change in Control.”
Perquisites
From time to time we agree to provide certain executives with perquisites. We provide these perquisites on a limited basis in order to attract key talent and to enhance business efficiency. We believe these perquisites are in line with market practice. For fiscal 2008, we provided the named executive officers with the following perquisite:
Group term life insurance premiums. We paid insurance premiums with respect to group term life insurance for the named executive officers.
The cost incurred for this perquisite is detailed in the footnotes to the Summary Compensation Table.
Impact of Tax and Accounting Rules
The forms of our executive compensation are largely dictated by our capital structure and have not been designed to achieve any particular accounting treatment. We do take tax considerations into account, both to avoid tax disadvantages, and obtain tax advantages where reasonably possible consistent with our compensation goals. Certain tax advantages for our executives benefit us by reducing the overall compensation we must pay to provide the same after-tax income to our executives. Thus, our severance pay plans are designed to take account of and avoid “parachute” excise taxes under Section 280G of the Internal Revenue Code. Since we currently have no publicly traded equity interests, we are not currently subject to the $1,000,000 limitation on deductions for certain executive compensation under Section 162(m) of the Internal Revenue Code, though that rule will be considered if our equity interests become publicly traded. Incentives paid to executives under our annual incentive plan are taxable at the time paid to our executives.

The expenses associated with the stock options issued by IAS to executive officers and other key employees are reflected in our consolidated financial statements. In the first quarter of the fiscal year ended September 30, 2007, we began accounting for these stock-based payments in accordance with the requirements of SFAS No. 123 (revised 2004) Shared-Based Payment (“SFAS 123(R)”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the consolidated financial statements based on their fair values.
We previously accounted for these awards under the provisions of SFAS No. 123, Accounting for Stock Based Compensation, which allowed us to estimate the fair value of options using the minimum value method.
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
Compensation Committee Conclusion
The Committee’s philosophy for executive pay for fiscal 2008 was intended to reflect the unique attributes of our company and each employee individually in the context of our pay positioning policies, emphasizing an overall analysis of the executive’s performance for the prior year, projected role and responsibilities, required impact on execution of our strategy, vulnerability to recruitment by other companies, external pay practices, total cash compensation and equity positioning internally, current equity holdings, and other factors the Committee deemed appropriate. We believe our approach to executive compensation emphasized significant time and performance-based elements intended to promote long term investor value and strongly aligned the interests of our executive officers with those of investors.
Compensation Committee Report
The Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based upon the review and discussions, the Committee directed that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

Compensation Committee:

Jonathan J. Coslet
David R. White
Jeffrey C. Lightcap

Summary Compensation Table
The following table sets forth, for the fiscal year ended September 30, 2008, the compensation earned by the Principal Executive Officer and Principal Financial Officer and our other three most highly compensated executive officers during 2008. We refer to these persons as our named executive officers. For 2008, “Salary” accounted for approximately 84% of the total compensation of the named executives, “Bonus” accounted for approximately 15% of total compensation, and all other compensation accounted for approximately 1% of total compensation. There are no above-market or preferential earnings on deferred compensation. Consequently, the table does not include earnings on deferred amounts. None of the named executive officers is eligible for pension benefits as we do not have a defined benefit program.

						Change in
						Pension Value
						and
					Non-Equity	Nonqualified
				Option	Incentive Plan	Deferred	All Other
		Salary	Bonus	Awards	Compensation	Compensation	Compensation
Name and Principal Position	Year	($)	($)(1)	($)(2)	($)(3)	Earnings ($)	($) (4)	Total ($)
David R. White Chairman of the Board & Chief Executive Officer	2008	808,500	—	—	—	—	9,474	817,974
	2007	786,042	1,000,000	—	1,169,063	—	1,164,462	4,119,567

Sandra K. McRee President and Chief Operating Officer	2008	585,135	—	—	—	—	8,142	593,277
	2007	525,525	800,000	—	525,525	—	853,940	2,704,990

W. Carl Whitmer Chief Financial Officer	2008	521,620	—	—	—	—	8,638	530,258
	2007	468,481	800,000	—	468,481	—	679,394	2,416,356

George K. Olsen Executive Vice-President — Mountain Region	2008	425,000	—	—	212,500	—	1,935	639,435

Carolyn Rose Chief Executive Officer — Health Choice	2008	240,000	—	—	236,250	—	9,551	485,801

1.	In connection with the refinancing and recapitalization transaction, certain executive officers, including the named executive officers, received, in recognition of their efforts associated with the increase in equity value of the Company since the Transactions, a special one-time compensation bonus. The named executive officer’s respective bonus is represented in this column.

2.	Using the prospective transition method upon adoption of SFAS 123(R), we have implemented the fair value recognition provisions requiring all share-based payments to employees granted on or after October 1, 2006, including grants of employee stock options, to be recognized in the income statement based on their fair values. In accordance with the provisions of SFAS 123(R), we have elected to use the Black-Scholes-Merton model in determining the fair value of its share-based payments. The fair value of compensation costs will be amortized on a straight-line basis over the requisite service periods of the awards, generally equal to the awards’ vesting periods. See Note 2 to our consolidated financial statements, “Significant Accounting Policies” for additional information.

3.	Represents compensation for 2008 to the named executive officers made pursuant to the Company’s short-term incentive bonus plan.

4.	All other compensation in the Summary Compensation Table for fiscal 2008 consisted of the following:

	David R.	Sandra K.	W. Carl	George K.	Carolyn
	White	McRee	Whitmer	Olsen	Rose

Matching contributions (i)	5,910	6,900	8,105	—	8,588
Group term life insurance premiums (ii)	3,564	1,242	533	1,935	963

Totals	$9,474	$8,142	$8,638	$1,935	$9,551

(i)	Represents total company contributions to each named executive officer’s accounts in the IASIS 401(k) plan.

(ii)	Represents insurance premiums paid by our company with respect to group term life insurance for the named executive officer.

Grants of Plan-Based Awards in Fiscal Year 2008

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
	Threshold	Target	Maximum
Name of Executive	($)	($)	($)
David R White	161,700	808,500	1,617,000
Sandra K. McRee	58,514	292,568	585,135
W. Carl Whitmer	52,162	260,810	521,620
George K. Olsen	212,500	212,500	425,000
Carolyn Rose	—	120,000	240,000

1.	Awards made under the 2008 Short Term Incentive Plan
Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table
Employment Agreements
On May 4, 2004, we entered into five-year employment agreements with Mr. White, Ms. McRee and Mr. Whitmer that commenced upon the consummation of the Transactions. Mr. White’s employment agreement provides for an initial base salary of $700,000 each year. Ms. McRee’s employment agreement provides for an initial base salary of $468,000 per year. Mr. Whitmer’s employment agreement provides for an initial base salary of $417,200 each year. Mr. White is entitled to receive an annual target bonus of up to 100% of his base salary and an annual maximum bonus of up to 200% of his base salary based upon the achievement of certain performance objectives set annually by the IAS board of directors. Ms. McRee and Mr. Whitmer also are entitled to receive an annual target bonus of up to 50% of their base salaries and an annual maximum bonus of up to 100% of their base salaries based upon the achievement of certain performance objectives set annually by the IAS board of directors. The base salaries of Mr. White, Ms. McRee and Mr. Whitmer have been increased over time from the initial amounts set forth in such agreements pursuant to the process discussed below.
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
On June 11, 2007, we entered into an employment agreement with Mr. Olsen which provides for an initial base salary of $425,000 per year. Mr. Olsen is entitled to receive a guaranteed bonus of 50% of his base salary for fiscal years 2008 and 2009. On March 1, 2001, we entered into an agreement for severance benefits and restrictive covenants with Ms. Rose. Although Ms. Rose’s agreement does not provide for an initial base salary, it does provide for amounts to be paid to her upon certain termination events. Mr. Olsen and Ms. Rose are also entitled to participate in a short-term compensation program on similar terms to the other executive officers and as described below.
The 2004 Stock Option Plan
All outstanding options were granted pursuant to the IAS 2004 Stock Option Plan. Generally, the exercise price of the options will equal the fair market value of a share of the common stock as of the grant date as determined by the IAS board of directors. Upon a change in control, the options will become 100% vested if the participant’s employment is terminated without “cause” or by the participant for good reason within the 2-year period immediately following such change in control. On a termination of a participant’s employment outside the change in control context, unvested options automatically expire and vested options expire on the earlier of (i) the commencement of business on the date the employment is terminated for “cause”; (ii) 90 days after the date employment is terminated for any reason other than cause, death or disability; (iii) one year after the date employment is terminated by reason of death or disability; or (iv) the 10th anniversary of the grant date for such option.

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
The maximum number of shares of IAS common stock that may be issued pursuant to options granted under the plan is 2,194,650; provided, however, that on each anniversary of the closing of the Transactions prior to an initial public offering, an additional 146,000 shares of common stock will be available for grant.
The terms and conditions applicable to options are set forth by the Committee in each individual option agreement. However, no option granted under this plan may expire later than ten years from its date of grant. In addition, the Committee may not grant incentive stock options to any person who is not our employee on the date of the grant, and the exercise price of an incentive stock option cannot be less than the fair market value of a share of IAS common stock on the date of its grant. The exercise price of an incentive stock option granted to a stockholder who owns at the time of the grant shares of IAS common stock with more than 10% of the total combined voting power of all classes of IAS capital stock cannot be less than 110% of the fair market value of a share of IAS common stock on the date of the grant and the exercise period shall not exceed five years from the date of the grant. Furthermore, the aggregate fair market value of the shares of IAS common stock for which incentive stock options granted under this plan or any other stock option plan, determined as of the date of grant, that become exercisable for the first time by any person during any calendar year may not exceed $100,000. Any incentive stock options granted in excess of this limitation will be treated for all purposes as non-qualified stock options. As of September 30, 2008, we had no incentive stock options outstanding under the 2004 Stock Option Plan.
The IAS board of directors may amend this plan at any time for any reason subject to the stockholders approval to the extent necessary to meet the requirements of applicable law. However, no amendment can adversely affect an optionee’s right under a previously granted option without the consent of the optionee. Unless terminated earlier by the board of directors, this plan will terminate by its terms effective June 22, 2014, although previously granted options may be exercised after plan termination in accordance with the terms of the plan as in effect upon termination.
As of September 30, 2008, options to purchase a total of 1,401,885 shares had been granted and were outstanding under this plan, of which 1,067,945 were then vested and exercisable. On October 2, 2008, the Company granted an additional 476,620 options under the 2004 Stock Option Plan at an exercise price of $34.75 per share.

Outstanding Equity Awards at Fiscal 2008 Year-End
The following table summarizes the outstanding equity awards held by each named executive officer at September 30, 2008.

	Option Awards
	Number of		Number of
	Securities		Securities
	Underlying		Underlying
	Unexercised Options		Unexercised Options	Option
	(#)		(#)	Exercise Price	Option
Name	Exercisable		Unexercisable	($)	Expiration Date
(a)	(b)		(c)	(d)	(e)
David R. White	292,000		—	20.00	6/23/14
	145,500		48,500	20.00	3/22/15
	2,200		3,300	35.68	4/1/16
	30,826	(1)	—	8.75	4/30/10
	29,832	(1)	—	8.75	11/30/10
Sandra K. McRee	93,440		23,360	20.00	6/23/14
	51,120		34,080	20.00	3/22/15
	1,300		1,950	35.68	4/1/16
	44,501	(1)	—	8.75	5/31/11
W. Carl Whitmer	93,440		23,360	20.00	6/23/14
	51,120		34,080	20.00	3/22/15
	1,300		1,950	35.68	4/1/16
	5,073	(1)	—	8.75	11/30/10
	30,288	(1)	—	8.75	10/31/11
Carolyn Rose	5,600		1,400	20.00	9/9/14
	560		840	35.68	4/1/16

1.	Represents fully vested options issued in connection with the Transactions
Option Award Vesting Schedule for David R. White

Grant Date	Vesting Schedule
6/23/2004	25% vests each year for four years from date of grant
3/22/2005	25% vests each year for four years from date of grant
4/1/2006	25% vests each year for four years from date of grant

Option Award Vesting Schedule
Named Executive Officers except David R. White

Grant Date	Vesting Schedule
6/23/2004	20% vests each year for five years from date of grant
9/9/2004	20% vests each year for five years from date of grant
3/22/2005	20% vests each year for five years from date of grant
4/1/2006	20% vests each year for five years from date of grant
Pension Benefits
We maintain a 401(k) plan as previously discussed in the Compensation Discussion and Analysis. We do not maintain any defined benefit plans.
Nonqualified Deferred Compensation for Fiscal 2008
We introduced our non-qualified executive savings plan July 1, 2006. The plan is a voluntary, tax-deferred savings vehicle that is available to those employees, including physicians, earning a minimum base salary ($105,000 in 2008). The executive savings plan was implemented in order to contribute to the recruitment and retention of key executives by providing the ability to defer additional pre-tax compensation in excess of the limits allowed by our 401(k) plan.
An eligible employee must contribute the maximum allowed by law to the IASIS 401(k) Retirement Savings Plan in order to participate in the non-qualified executive savings plan. There are two types of deferrals available under the plan: excess deferrals and additional deferrals. Excess deferrals are contributions that are deposited into the non-qualified executive savings plan because either (a) the participant’s earnings have exceeded $230,000 and/or (b) the participant’s deferrals into the 401(k) retirement plan have reached a dollar limit stipulated by the IRS ($15,500 in 2008). Excess deferrals are automatically deposited into the nonqualified executive savings plan if these limits are reached. Physician excess deferrals are not matched. Executive excess deferrals are matched at the same rate as contributions to the 401(k) retirement plan. There is a five-year service requirement for participants to vest in the IASIS excess matching contributions. Currently, none of the named executive officers participates in the plan.
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
Employment Agreements
Messrs. White and Whitmer and Mrs. McRee entered into employment agreements in connection with the Transactions. Mr. Olsen also entered into employment agreements upon being hired by the Company in June 2007. Ms. Rose entered into an agreement for severance benefits and restrictive covenants in March, 2001. Information regarding these employment agreements is provided under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” and “Potential Payments Upon Termination or Change of Control.”
Potential Payments Upon Termination or Change in Control
The Employment Agreements
Messrs. White and Whitmer and Ms. McRee have employment agreements in place that require payment upon certain termination events including, in certain circumstances, a change of control. Mr. Olsen also has an employment agreement and Ms. Rose has an agreement for severance benefits and restrictive covenants in place that require payment upon certain termination events.

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
The employment agreement for Mr. Olsen provides that he will receive upon the event of his death all base salary, benefits, and bonus to be paid or provided to the executive, pro-rated through the date of death.
The agreement for severance benefits and restrictive covenants for Ms. Rose does not address this scenario.
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
The employment agreement for Mr. Olsen provides that he will receive upon the event of his disability all base salary, benefits, and bonus to be paid or provided to the executive, pro-rated through the date of disability.
The agreement for severance benefits and restrictive covenants for Ms. Rose does not address this scenario.
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
(iii) to the extent applicable, an amount equal to the pro rata bonus,
(iv) in the event that the executive is entitled to receive a payment with respect to the pro rata bonus, an additional severance amount equal to two hundred percent (200%) of the pro rata bonus;
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

The employment agreement for Mr. Olsen provides that he will receive upon his termination by the Company without cause:
(i) all base salary and benefits to be paid or provided to the executive through the date of termination; and
(ii) any remaining compensation to which he is entitled through the current term of his employment agreement.
The agreement for severance benefits and restrictive covenants for Ms. Rose provides that she will receive the following upon her termination by the Company without cause:
(i) the monthly base salary at the time of termination for a period of nine consecutive months;
(ii) an amount equal to all unused sick leave, vacation time and/or paid time off; and
(iii) additional consideration of $2,500 to provide with outplacement assistance.
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
Ms. Rose’s agreement for severance benefits and restrictive covenants provides that she will receive the following upon the event of her resignation for good reason;
(i) the monthly base salary at the time of termination for a period of nine consecutive months;
(ii) an amount equal to all unused sick leave, vacation time and/or paid time off; and
(iii) additional consideration of $2,500 to provide with outplacement assistance.

Mr. Olsen’s employment agreement does not address this scenario.
By the Executive without Good Reason or the Executive’s Failure to Extend the Employment Term
Upon termination for good reason, the executive will be entitled to receive all base salary and benefits to be paid or provided to the executive through the date of termination.
Definition of Good Reason
Each of the following events shall constitute “good reason” for resignation for purposes of the employment agreements of Mr. White, Ms. McRee and Mr. Whitmer:
(i) the one-year anniversary of the date of any Change of Control (as defined below) unless the acquirer is in the healthcare facilities business, in which case the one-year anniversary will be reduced to six months after the date of the Change of Control;
(ii) with respect to Mr. Whitmer only, any change of control;
(iii) the removal of the executive from or the failure to elect or re-elect the executive to his or her respective positions within the company or on the board (other than a removal or failure to elect Mr. White as Chairman after an initial public offering, and provided that the appointment of a non-executive chairman following a transaction or a Change of Control will not constitute grounds for good reason);
(iv) with respect to Mr. White only, the removal of or the failure to elect Mr. White to the board of directors;
(v) any material reduction in duties of the respective executive or any assignment materially inconsistent with his or her position;
(vi) any breach by the company of the respective employment agreement; and
(vii) with respect to Mr. Whitmer only, where Mr. Whitmer is elected or appointed Chief Financial Officer of an a entity of similar size and operational scope as IASIS after such entity acquires control of IASIS, such a change of control will not constitute good reason for resignation.
Each of the following events shall constitute “good reason” for resignation for Ms. Rose only:
(i) the removal of or failure to re-elect Ms. Rose to the position of Chief Executive Officer of Health Choice;
(ii) any material reduction by the Company of Ms. Rose’s duties or responsibilities or the assignment to Ms. Rose of duties materially inconsistent with such position;
(iii) any material breach by the Company of the agreement for severance benefits and restrictive covenants; and
(iv) resignation within 12 months after the date of any Change in Control (as defined below).
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
Definition of Change of Control
The employment agreements of Mr. White, Ms. McRee and Mr. Whitmer define a change of control as any transaction where a person or group of persons (other than the present private equity investors in the Company or their affiliates):
(i) acquire a majority interest in IAS or IASIS Investment LLC, its parent; or
(ii) acquire all or substantially all of the assets of IAS or IASIS Investment LLC, its parent; or
(iii) the initial public offering of IAS shares or any secondary offering of such shares will not constitute a change of control.
The employment agreement for Mr. Olsen provides that he will receive the following in the event that all or substantially all of the Company’s assets located in the Utah market are sold to another entity during the initial term of the agreement, and that the such sale results in the termination of his employment, or that he is required to relocate from Utah:
(i) all base salary and benefits to be paid or provided under the initial term of the employment agreement; and
(ii) a severance amount equal to the base salary for a period of one year following the date of termination.
The agreement for severance benefits and restrictive covenants of Ms. Rose defines a change of control as any transaction where a person or group of persons other than IAS directly or indirectly acquires beneficially or of record, more than 50% of the outstanding voting securities of Health Choice or upon a sale of all or substantially all of the assets of Health Choice.
In addition, the employment agreements contain non-competition and non-solicitation provisions pursuant to which Mr. White, Ms. McRee, and Mr. Whitmer will not compete with IAS or its subsidiaries within 25 miles of the location of any hospital we manage for two years following the date of termination of such person’s employment. The agreements provide that during this time such person will not solicit or recruit our business partners and employees, respectively. Mr. Olsen’s employment agreement contains non-competition and non-solicitation provisions pursuant to which Mr. Olsen will not compete with the Company in the state of Utah for one year following termination. Ms. Rose’s agreement for severance benefits and restrictive covenants contains non-competition provisions pursuant to which Ms. Rose will not compete with Health Choice, without prior consent of the Company, for a period of 15 months following a voluntary termination of Ms. Rose or a termination by the Company for cause.

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
Definition of Change of Control
The IAS 2004 Stock Option Plan defines Change of Control in substantially the same way as the employment agreements of Messrs. White and Whitmer and Ms. McRee.
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
Definition of Cause
The IAS 2004 Stock Option Plan defines termination with cause as the termination of the executive’s employment because of:
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

Summary of Payments Made Upon Termination or a Change of Control
The following tables describe the potential payments and benefits under our compensation and benefit plans and arrangements to which Messrs. White and Whitmer, Ms. McRee, Mr. Olsen and Ms. Rose would be entitled upon a termination of their employment under their employment agreements. In accordance with SEC disclosure rules, dollar amounts below assume a termination of employment on September 30, 2008 (the last business day of our last completed fiscal year).

	Involuntary	Involuntary		Resignation				Change
	Termination	Termination		For Good				In
	Without	For Cause	Resignation	Reason	Retirement	Death	Disability	Control
David R. White	Cause ($)	($)	($)	($)	($)	($)	($)	($)
Cash severance	1,617,000	—	—	1,617,000	—	808,500	1,212,750	1,617,000
Health and welfare continuation	14,179	—	—	14,179	—	14,179	14,179	14,179

Total	1,631,179	—	—	1,631,179	—	822,679	1,226,929	1,631,179

	Involuntary
	Termination	Involuntary		Resignation				Change
	Without	Termination		For Good				In
Sandra K. McRee	Cause	For Cause	Resignation	Reason	Retirement	Death	Disability	Control
Cash severance	1,170,270	—	—	1,170,270	—	585,135	877,703	1,170,270
Health and welfare continuation	19,877	—	—	19,877	—	19,877	19,877	19,877

Total	1,190,147	—	—	1,190,147	—	605,012	897,580	1,190,147

	Involuntary
	Termination	Involuntary		Resignation				Change
	Without	Termination		For Good				In
W. Carl Whitmer	Cause	For Cause	Resignation	Reason	Retirement	Death	Disability	Control
Cash severance	1,043,240	—	—	1,043,240	—	521,620	782,430	1,043,240
Health and welfare continuation	19,626	—	—	19,626	—	19,626	19,626	19,626

Total	1,062,866	—	—	1,062,866	—	541,246	802,056	1,062,866

	Involuntary
	Termination	Involuntary		Resignation				Change
	Without	Termination		For Good				In
George K. Olsen	Cause	For Cause	Resignation	Reason	Retirement	Death	Disability	Control
Cash severance	495,833	—	—	—	—	—	—	920,833
Health and welfare continuation	—	—	—	—	—	—	—	—

Total	495,833	—	—	—	—	—	—	920,833

	Involuntary
	Termination	Involuntary		Resignation				Change
	Without	Termination		For Good				In
Carolyn Rose	Cause	For Cause	Resignation	Reason	Retirement	Death	Disability	Control
Cash severance	180,000	—	—	180,000	—	—	—	180,000
Health and welfare continuation	—	—	—	—	—	—	—	—

Total	180,000	—	—	180,000	—	—	—	180,000

Director Compensation for Fiscal 2008
The following table provides compensation information for the year ended September 30, 2008.

Fees Earned
	or Paid in	Stock
	Cash	Awards	Option Awards	All Other	Total
Name	($)	($)(1)(2)	($)(1)(2)	Compensation ($)	($)
Jonathan J. Coslet	—	—	—	—	—
David Dupree	—	—	—	—	—
Kirk E. Gorman	37,500	18,750	4,306	—	60,556
Curtis Lane	—	—	—	—	—
Todd B. Sisitsky	—	—	—	—	—
Paul S. Levy	—	—	—	—	—
Jeffrey C. Lightcap	—	—	—	—	—
Sharad Mansukani	37,500	18,750	3,197	—	59,447

1.	Using the prospective transition method upon adoption of SFAS 123(R), we have implemented the fair value recognition provisions requiring all share-based payments to employees granted on or after October 1, 2006, including grants of employee stock options, to be recognized in the income statement based on their fair values. In accordance with the provisions of SFAS 123(R), we have elected to use the Black-Scholes-Merton model in determining the fair value of its share-based payments. The fair value of compensation costs will be amortized on a straight-line basis over the requisite service periods of the awards, generally equal to the awards’ vesting periods.

2.	Each option grant vests one year from date of grant. Similarly, the restrictions with respect to the stock award are lifted one year from the date of grant. The date of grant for the stock award and options award for Messrs. Gorman and Mansukani were February 14, 2008 and April 14, 2008, respectively. The options will vest and the restrictions on the stock will be lifted for Messrs. Gorman and Mansukani on February 14, 2009 and April 14, 2009, respectively, provided that the individuals remain members of the board of directors.

	Aggregate Options Held	Aggregate Stock Awards Held
Name	at Fiscal Year End	at Fiscal Year End
Jonathan J. Coslet	—	—
David Dupree	—	—
Kirk E. Gorman	2,781	2,781
Curtis Lane	—	—
Todd B. Sisitsky	—	—
Paul S. Levy	—	—
Jeffrey C. Lightcap	—	—
Sharad Mansukani	2,544	2,544

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
Committee Interlocks and Insider Participation
During fiscal 2008, the Committee was composed of David R. White, Jonathan J. Coslet and Jeffrey C. Lightcap. Mr. White currently serves as our Chief Executive Officer. Mr. Coslet has never been an officer of IAS. Mr. Lightcap is currently a Director of IAS.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plans
The table below sets forth the following information as of September 30, 2008 with respect to IAS’s compensation plans (including individual compensation arrangements) under which its equity securities are authorized for issuance, aggregated by (i) all compensation plans previously approved by IAS’s security holders and (ii) all compensation plans not previously approved by IAS’s security holders:
•	the number of securities to be issued upon the exercise of outstanding options;
•	the weighted-average exercise price of the outstanding options; and
•	the number of securities remaining available for future issuance under the plans.

The IAS 2004 Stock Option Plan has been approved by its stockholders. IAS has not issued any warrants or other rights to purchase its equity securities.

Remaining Available
for Future Issuance
	Number of		Under Equity
	Securities to be		Compensation Plans
	Issued Upon	Weighted-average	(excluding securities
	Exercise of	Exercise Price of	reflected in the
Plan Category	Outstanding Options	Outstanding Options	first column)
Equity compensation plans approved by security holders common stock(1)	1,565,035	$20.69	792,765
Equity compensation plans not approved by security holders	—	—	—

Total	1,565,035	$20.69	792,765

(1)	Consists of 163,150 shares of common stock to be issued upon exercise of rollover options issued in connection with the Transactions, with an exercise price of $8.75 per share, and 1,401,885 shares of common stock to be issued upon exercise of options issued under IAS’s 2004 Stock Option Plan, with exercise prices ranging from $20.00 to $35.68 per share. Of the 2,194,650 shares of common stock currently authorized for issuance under the 2004 Stock Option Plan, 792,765 shares remain available for future issuance. On October 2, 2008, the Company granted an additional 476,620 in stock options at an exercise price of $34.75 per share.
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
The following table presents information as of December 10, 2008 regarding ownership of shares of IAS common stock and preferred stock by each person known to be a holder of more than 5% of IAS common stock and preferred stock, the members of the IAS board of directors, each executive officer named in the summary compensation table and all current directors and executive officers as a group.
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
Unless otherwise indicated, the address of each person listed below is 117 Seaboard Lane, Building E, Franklin, Tennessee 37067.

			Percentage of	Percentage of
	Preferred Shares	Common Shares	Preferred Shares	Common Shares
Beneficial Owners	Beneficially Owned	Beneficially Owned (a)	Beneficially Owned	Beneficially Owned
IASIS Investment (b)(c)	80,784	14,600,000	100.0%	100.0%
David R. White	—	548,858	*	*
Sandra K. McRee	—	207,401	*	*
W. Carl Whitmer	—	198,261	*	*
George K. Olsen	—	—	*	*

				Percentage of	Percentage of
	Preferred Shares	Common Shares		Preferred Shares	Common Shares
Beneficial Owners	Beneficially Owned	Beneficially Owned (a)		Beneficially Owned	Beneficially Owned
Carolyn Rose	—	6,160		*	*
Jonathan J. Coslet (c)	—	—		—	—
David Dupree	—	—		—	—
Kirk E. Gorman (c)	—	5,022	(d)	*	*
Curtis Lane	—	—		—	—
Todd B. Sisitsky (c)	—	—		—	—
Paul S. Levy (e)	15,187	2,744,800		18.8%	18.8%
Jeffrey C. Lightcap	—	—		—	—
Sharad Mansukani (c)	—	4,548	(d)	*	*
Current directors and executive officers as a group (24 persons)	80,784	15,360,825		100.0%	100.0%

*	Less than 1%.

(a)	The following shares of common stock subject to options currently exercisable or exercisable within 60 days of December 10, 2008, include rollover options converted by management in connection with the Transactions and are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options but are not deemed outstanding for the purpose of computing the percentage ownership of any other person: Mr. White, 548,858; Ms. McRee, 207,401; Mr. Whitmer, 198,261; Ms. Rose, 6,160; and all current directors and executive officers as a group (24 persons), 1,089,549.

(b)	The membership interests of IASIS Investment are owned as follows: TPG, 74.4%, JLL, 18.8%, and Trimaran, 6.8%. TPG Advisors III, Inc. and TPG Advisors IV, Inc. through their ownership of TPG, which owns a controlling interest in IASIS Investment, may be deemed to beneficially own all of the shares of preferred stock and common stock owned by IASIS Investment.

(c)	David Bonderman, James G. Coulter and William S. Price, III are directors, executive officers and the sole shareholders of TPG Advisors III, Inc. and TPG Advisors IV, Inc. TPG Advisors III, Inc. and TPG Advisors IV, Inc. through their ownership of TPG, which owns a controlling interest in IASIS Investment, may be deemed to beneficially own all of the shares of preferred stock and common stock owned by IASIS Investment. Messrs. Bonderman, Coulter and Price, by virtue of their positions with TPG Advisors III, Inc. and TPG Advisors IV, Inc. may be deemed to have investment powers and beneficial ownership with respect to all of the shares of preferred stock and common stock owned by IASIS Investment. Each of Messrs. Bonderman, Coulter and Price disclaims beneficial ownership of these shares of preferred stock and common stock. None of Messrs. Coslet, Sisitsky, Gorman or Mansukani has investment power over any of the shares of preferred stock and common stock owned by IASIS Investment.

(d)	Represents shares of restricted stock and options currently or exercisable within 60 days of December 10, 2008, granted to Messrs. Gorman and Mansukani pursuant to Director Compensation and Restricted Stock Award Agreements.

(e)	Mr. Levy is a senior managing director of JLL Partners, Inc. which, through its controlling interest in JLL, which owns 18.8% of IASIS Investment, may be deemed to beneficially own 18.8% of the shares of preferred stock and common stock owned by IASIS Investment. Accordingly, Mr. Levy may be deemed to beneficially own 18.8% of the shares of preferred stock and common stock owned by IASIS Investment.
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
Management Services Agreement
Upon the consummation of the Transactions, we entered into a management services agreement with TPG GenPar III, L.P., TPG GenPar IV, L.P., both affiliates of TPG, JLL Partners Inc. and Trimaran Fund Management, L.L.C. The management services agreement provides that in exchange for consulting and management advisory services that will be provided to us by the investors, we will pay an aggregate monitoring fee of 0.25% of budgeted net revenue up to a maximum of $5.0 million per fiscal year to these parties (or certain of their respective affiliates) and reimburse them for their reasonable disbursements and out-of-pocket expenses. This monitoring fee will be subordinated to the senior subordinated notes in the event of a bankruptcy of the company. For the years ended September 30, 2008, 2007 and 2006, we paid $5.0 million, $4.7 million and $4.2 million, respectively, in monitoring fees under the management services agreement.
Income Tax Allocations
IASIS and some of its subsidiaries are included in IAS’ consolidated group for U.S. federal income tax purposes as well as in some consolidated, combined or unitary groups which include IAS for state, local and foreign income tax purposes. With respect to tax returns for any taxable period in which IASIS or any of its subsidiaries are included in IAS’s consolidated group or any combined group including IAS, the amount of taxes to be paid by IASIS is determined, subject to some adjustments, as if it and each of its subsidiaries included in IAS’s consolidated group or a combined group including IAS filed their own consolidated, combined or unitary tax returns.
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

During fiscal year 2008, there were no transactions between our company and a related person requiring disclosure under applicable securities laws.
Item 14. Principal Accountant Fees and Services.
The following table sets forth the aggregate fees for services related to fiscal years 2008 and 2007 provided by Ernst & Young LLP, our principal accountants:

	Fiscal	Fiscal
	2008	2007

Audit Fees (a)	$1,218,000	$1,511,000
Audit-Related Fees (b)	29,500	209,500
Tax Fees	87,900	20,100
All Other Fees (c)	24,500	—

(a)	Audit Fees represent fees billed for professional services rendered for the audit of our annual financial statements and review of our quarterly financial statements, and audit services provided in connection with other statutory or regulatory filings.

(b)	Audit-Related Fees represent fees billed for assurance services related to the audit of our financial statements, as well as certain due diligence projects.

(c)	All Other Fees represent fees for services provided to us not otherwise included in the categories above.
During fiscal 2008, we reviewed our existing practices regarding the use of our independent auditors to provide non-audit and consulting services, to ensure compliance with SEC proposals. Our audit committee pre-approval policy provides that our independent auditors may provide certain non-audit services which do not impair the auditors’ independence. In that regard, our audit committee must pre-approve all audit services provided to our company, as well as all non-audit services provided by our company’s independent auditors. This policy is administered by our senior corporate financial management, which reports throughout the year to our audit committee. Our audit committee pre-approved all audit and non-audit services provided by Ernst & Young LLP during fiscal 2008 and fiscal 2007.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)    1. Financial Statements: See Item 8
2. Financial Statement Schedules: Not Applicable
3. Management Contracts and Compensatory Plans and Arrangements

—	Employment Agreement, dated as of May 4, 2004, by and between IASIS Healthcare Corporation and David R. White (1)

—	Employment Agreement, dated as of May 4, 2004, by and between IASIS Healthcare Corporation and Sandra K. McRee (1)

—	Employment Agreement, dated as of May 4, 2004, by and between IASIS Healthcare Corporation and W. Carl Whitmer (1)

—	First Amendment to Employment Agreement, dated January 31, 2008, by and between IASIS Healthcare Corporation and Sandra K. McRee (11)

—	Agreement for Severance Benefits and Restrictive Covenants, dated as of March 1, 2001, by and between IASIS Management Company and Carolyn Rose

—	Employment Agreement, dated June 11, 2007, by and between IASIS Healthcare Management Company and Kirk Olsen

—	Form of Roll-over Option Letter Agreement (1)

—	IASIS Healthcare Corporation 2004 Stock Option Plan (1)

—	Form of Management Stockholders Agreement between IAS and each of David R. White, Sandra K. McRee and W. Carl Whitmer (1)

—	Form of Management Stockholders Agreement under IASIS Healthcare Corporation 2004 Stock Option Plan (1)

—	Form of Stock Option Grant Agreement under IASIS Healthcare Corporation 2004 Stock Option Plan (1)

—	Form of Management Stockholders Agreement for Rollover Options (1)

—	IASIS Corporate Incentive Plan (1)

—	IASIS Market Executive Incentive Program (1)

—	Director Compensation and Restricted Share Award Agreement, dated as of February 14, 2005, between IASIS Healthcare Corporation and Kirk Gorman (12)

—	First Amendment to IASIS Healthcare Corporation 2004 Stock Option Plan (13)

—	Director Compensation and Restricted Share Award Agreement, dated as of April 14, 2005, between IASIS Healthcare Corporation and Sharad Mansukani (14)

—	IASIS Healthcare Non-Qualified Deferred Compensation Program (4)
(b) Exhibits:

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of May 4, 2004, by and among IASIS Investment LLC, Titan Merger Corporation and IASIS Healthcare Corporation (1)

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

4.4
Supplemental Indenture, dated as of June 30, 2004, by and between IASIS Finance Texas Holdings, LLC, IASIS Healthcare LLC, IASIS Capital Corporation, the existing Subsidiary Guarantors and The Bank of New York Trust Company, N.A., as Trustee (1)

4.5
Supplemental Indenture, effective as of August 1, 2005, by and among Cardiovascular Specialty Centers of Utah, LP, IASIS Healthcare LLC, IASIS Capital Corporation, the existing Subsidiary Guarantors and The Bank of New York Trust Company, N.A., as Trustee (3)

4.6
Supplemental Indenture, dated as of July 20, 2006, by and among IASIS Glenwood Regional Medical Center, L.P., IASIS Healthcare LLC, IASIS Capital Corporation, the existing Subsidiary Guarantors and The Bank of New York Trust Company, N.A., as Trustee (4)

4.7
Supplemental Indenture, dated as of July 27, 2006, by and among The Heart Center of Central Phoenix, L.P., IASIS Healthcare LLC, IASIS Capital Corporation, the existing Subsidiary Guarantors and The Bank of New York Trust Company, N.A., as Trustee (4)

10.1	Lease, dated as of July 29, 1977, by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, Inc., as Tenant (5)

10.2	Addendum to Lease entered into by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, Inc., as Tenant (5)

10.3	Conforming Amendment to Lease, dated as of June 10, 1991, by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, Inc., as Tenant (5)

10.4	Amendment to Hospital Lease, dated as of October 31, 2000, by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, L.P., as Tenant (5)

Exhibit No.	Description
10.5	Amendment to Lease, dated April 30, 2003, by and between Sierra Equities, Inc. and Mesa General Hospital, L.P. (6)

10.6	Letter Agreement effective May 6, 2005, amending Lease by and between Sierra Equities Inc. and Mesa General Hospital, L.P. (7)

10.7	Amended and Restated Pioneer Hospital Lease, dated as of June 28, 2002, by and between Health Care Property Investors, Inc. and Pioneer Valley Hospital, Inc. (8)

10.8	Lease Agreement, dated as of October 6, 2003, between The Dover Centre, LLC and IASIS Healthcare Corporation (9)

10.9	Form of Indemnification Agreement (1)

10.10	Contract between Arizona Health Care Cost Containment System and Health Choice Arizona (including Amendment No. 1 thereto), effective as of October 1, 2008

10.11	Information System Agreement, dated February 23, 2000, between McKesson Information Solutions LLC and IASIS Healthcare Corporation, as amended (1)**

10.12
Amended and Restated Credit Agreement, dated as of April 27, 2007, by and among IASIS Healthcare LLC, as Borrower, IASIS Healthcare Corporation, as Holdings, Bank of America, N.A., as administrative agent, swingline lender revolving L/C issuer and synthetic L/C issuer and each lender from time to time party thereto (19)

10.13	Employment Agreement, dated as of May 4, 2004, by and between IASIS Healthcare Corporation and David R. White (1)

10.14	Employment Agreement, dated as of May 4, 2004, by and between IASIS Healthcare Corporation and Sandra K. McRee (1)

10.15	Employment Agreement, dated as of May 4, 2004, by and between IASIS Healthcare Corporation and W. Carl Whitmer (1)

10.16	First Amendment to Employment Agreement, dated January 31, 2008, by and between IASIS Healthcare Corporation and Sandra K. McRee (11)

10.17	Agreement for Severance Benefits and Restrictive Covenants, dated as of March 1, 2001, by and between IASIS Management Company and Carolyn Rose

10.18	Employment Agreement, dated June 11, 2007, by and between IASIS Healthcare Management Company and Kirk Olsen

10.19	Form of Roll-over Option Letter Agreement (1)

10.20	IASIS Healthcare Corporation 2004 Stock Option Plan (1)

10.21
Management Services Agreement dated as of June 22, 2004 by and among IASIS Healthcare LLC, Trimaran Fund II, L.L.C., Trimaran Parallel Fund II, L.P., Trimaran Capital L.L.C., CIBC Employee Private Equity Partners (Trimaran), CIBC MB Inc., JLL Partners Inc., TPG IASIS IV LLC, TPG IASIS III LLC, TPG IASIS Co-Invest I LLC and TPG IASIS Co-Invest II LLC (1)

10.22	Investor Rights Agreement dated as of June 22, 2004, by and between IASIS Investment LLC and IASIS Healthcare Corporation (1)

10.23	Form of Management Stockholders Agreement between IAS and each of David R. White, Sandra K. McRee and W. Carl Whitmer (1)

10.24	Form of Management Stockholders Agreement under IASIS Healthcare Corporation 2004 Stock Option Plan (1)

10.25	Form of Stock Option Grant Agreement under IASIS Healthcare Corporation 2004 Stock Option Plan (1)

10.26	Form of Management Stockholders Agreement for Rollover Options (1)

10.27	IASIS Corporate Incentive Plan (1)

10.28	IASIS Market Executive Incentive Program (1)

10.29	Director Compensation and Restricted Share Award Agreement, dated as of February 14, 2005, between IASIS Healthcare Corporation and Kirk Gorman (12)

10.30	First Amendment to IASIS Healthcare Corporation 2004 Stock Option Plan (13)

Exhibit No.	Description
10.31	Director Compensation and Restricted Share Award Agreement, dated as of April 14, 2005, between IASIS Healthcare Corporation and Sharad Mansukani (14)

10.32
Asset Purchase Agreement, dated July 20, 2006, by and among Glenwood Regional Medical Center, Glenwood Health Services, Inc., Hospital Service District No. 1 of the Parish of Ouachita, State of Louisiana, IASIS Glenwood Regional Medical Center, L.P. and IASIS Healthcare, LLC (15)

10.33	IASIS Healthcare Non-Qualified Deferred Compensation Program (4)

10.34	Contribution Agreement, dated as of May 9, 2007, by and among Odessa Regional Hospital, LP, Alliance Hospital, Ltd. and Sri-Sai Enterprises, Inc. (16)

14	Code of Ethics (9)

21	Subsidiaries of IASIS Healthcare Corporation

31.1	Certification of Principal Executive Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**	Portions of this exhibit have been omitted and filed separately with the Commission pursuant to a grant of confidential treatment pursuant to Rule 24(b)-2 promulgated under the Securities Exchange Act of 1934, as amended.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-117362).

(2)	Incorporated by reference to IASIS Healthcare Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

(5)	Incorporated by reference to IASIS Healthcare Corporation’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

(6)	Incorporated by reference to IASIS Healthcare Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 12, 2005.

(8)	Incorporated by reference to IASIS Healthcare Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002.

(9)	Incorporated by reference to IASIS Healthcare Corporation’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 2, 2007.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 5, 2008.

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 18, 2005.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 22, 2005.

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 20, 2005.

(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 24, 2006.

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 10, 2007.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IASIS HEALTHCARE LLC

Date: December 12, 2008	By:	/s/ David R. White
David R. White
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David R. White	Chairman of the Board and Chief	December 12, 2008
David R. White	Executive Officer
(Principal Executive Officer)

/s/ W. Carl Whitmer	Chief Financial Officer	December 12, 2008
W. Carl Whitmer	(Principal Financial Officer)

/s/ John M. Doyle	Chief Accounting Officer	December 12, 2008
John M. Doyle	(Principal Accounting Officer)

Director of IASIS Healthcare
Jonathan J. Coslet	Corporation (sole member of IASIS Healthcare LLC)

/s/ David Dupree	Director of IASIS Healthcare	December 12, 2008
David Dupree	Corporation (sole member of IASIS Healthcare LLC)

/s/ Kirk E. Gorman	Director of IASIS Healthcare	December 12, 2008
Kirk E. Gorman	Corporation (sole member of IASIS Healthcare LLC)

/s/ Curtis Lane	Director of IASIS Healthcare	December 12, 2008
Curtis Lane	Corporation (sole member of IASIS Healthcare LLC)

/s/ Todd B. Sisitsky	Director of IASIS Healthcare	December 12, 2008
Todd B. Sisitsky	Corporation (sole member of IASIS Healthcare LLC)

/s/ Paul S. Levy	Director of IASIS Healthcare	December 12, 2008
Paul S. Levy	Corporation (sole member of IASIS Healthcare LLC)

/s/ Jeffrey C. Lightcap	Director of IASIS Healthcare	December 12, 2008
Jeffrey C. Lightcap	Corporation (sole member of IASIS Healthcare LLC)

/s/ Sharad Mansukani	Director of IASIS Healthcare	December 12, 2008
Sharad Mansukani	Corporation (sole member of IASIS Healthcare LLC)

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

4.4
Supplemental Indenture, dated as of June 30, 2004, by and between IASIS Finance Texas Holdings, LLC, IASIS Healthcare LLC, IASIS Capital Corporation, the existing Subsidiary Guarantors and The Bank of New York Trust Company, N.A., as Trustee (1)

4.5
Supplemental Indenture, effective as of August 1, 2005, by and among Cardiovascular Specialty Centers of Utah, LP, IASIS Healthcare LLC, IASIS Capital Corporation, the existing Subsidiary Guarantors and The Bank of New York Trust Company, N.A., as Trustee (3)

4.6
Supplemental Indenture, dated as of July 20, 2006, by and among IASIS Glenwood Regional Medical Center, L.P., IASIS Healthcare LLC, IASIS Capital Corporation, the existing Subsidiary Guarantors and The Bank of New York Trust Company, N.A., as Trustee (4)

4.7
Supplemental Indenture, dated as of July 27, 2006, by and among The Heart Center of Central Phoenix, L.P., IASIS Healthcare LLC, IASIS Capital Corporation, the existing Subsidiary Guarantors and The Bank of New York Trust Company, N.A., as Trustee (4)

10.1	Lease, dated as of July 29, 1977, by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, Inc., as Tenant (5)

10.2	Addendum to Lease entered into by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, Inc., as Tenant (5)

10.3	Conforming Amendment to Lease, dated as of June 10, 1991, by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, Inc., as Tenant (5)

10.4	Amendment to Hospital Lease, dated as of October 31, 2000, by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, L.P., as Tenant (5)

10.5	Amendment to Lease, dated April 30, 2003, by and between Sierra Equities, Inc. and Mesa General Hospital, L.P. (6)

10.6	Letter Agreement effective May 6, 2005, amending Lease by and between Sierra Equities Inc. and Mesa General Hospital, L.P. (7)

10.7	Amended and Restated Pioneer Hospital Lease, dated as of June 28, 2002, by and between Health Care Property Investors, Inc. and Pioneer Valley Hospital, Inc. (8)

10.8	Lease Agreement, dated as of October 6, 2003, between The Dover Centre, LLC and IASIS Healthcare Corporation (9)

10.9	Form of Indemnification Agreement (1)

10.10	Contract between Arizona Health Care Cost Containment System and Health Choice Arizona (including Amendment No. 1 thereto), effective as of October 1, 2008

10.11	Information System Agreement, dated February 23, 2000, between McKesson Information Solutions LLC and IASIS Healthcare Corporation, as amended (1)**

Exhibit No.	Description
10.12
Amended and Restated Credit Agreement, dated as of April 27, 2007, by and among IASIS Healthcare LLC, as Borrower, IASIS Healthcare Corporation, as Holdings, Bank of America, N.A., as administrative agent, swingline lender revolving L/C issuer and synthetic L/C issuer and each lender from time to time party thereto (10)

10.13	Employment Agreement, dated as of May 4, 2004, by and between IASIS Healthcare Corporation and David R. White (1)

10.14	Employment Agreement, dated as of May 4, 2004, by and between IASIS Healthcare Corporation and Sandra K. McRee (1)

10.15	Employment Agreement, dated as of May 4, 2004, by and between IASIS Healthcare Corporation and W. Carl Whitmer (1)

10.16	First Amendment to Employment Agreement, dated January 31, 2008, by and between IASIS Healthcare Corporation and Sandra K. McRee (11)

10.17	Agreement for Severance Benefits and Restrictive Covenants, dated as of March 1, 2001, by and between IASIS Management Company and Carolyn Rose

10.18	Employment Agreement, dated June 11, 2007, by and between IASIS Healthcare Management Company and Kirk Olsen

10.19	Form of Roll-over Option Letter Agreement (1)

10.20	IASIS Healthcare Corporation 2004 Stock Option Plan (1)

10.21
Management Services Agreement dated as of June 22, 2004 by and among IASIS Healthcare LLC, Trimaran Fund II, L.L.C., Trimaran Parallel Fund II, L.P., Trimaran Capital L.L.C., CIBC Employee Private Equity Partners (Trimaran), CIBC MB Inc., JLL Partners Inc., TPG IASIS IV LLC, TPG IASIS III LLC, TPG IASIS Co-Invest I LLC and TPG IASIS Co-Invest II LLC (1)

10.22	Investor Rights Agreement dated as of June 22, 2004, by and between IASIS Investment LLC and IASIS Healthcare Corporation (1)

10.23	Form of Management Stockholders Agreement between IAS and each of David R. White, Sandra K. McRee and W. Carl Whitmer (1)

10.24	Form of Management Stockholders Agreement under IASIS Healthcare Corporation 2004 Stock Option Plan (1)

10.25	Form of Stock Option Grant Agreement under IASIS Healthcare Corporation 2004 Stock Option Plan (1)

10.26	Form of Management Stockholders Agreement for Rollover Options (1)

10.27	IASIS Corporate Incentive Plan (1)

10.28	IASIS Market Executive Incentive Program (1)

10.29	Director Compensation and Restricted Share Award Agreement, dated as of February 14, 2005, between IASIS Healthcare Corporation and Kirk Gorman (12)

10.30	First Amendment to IASIS Healthcare Corporation 2004 Stock Option Plan (13)

10.31	Director Compensation and Restricted Share Award Agreement, dated as of April 14, 2005, between IASIS Healthcare Corporation and Sharad Mansukani (14)

10.32
Asset Purchase Agreement, dated July 20, 2006, by and among Glenwood Regional Medical Center, Glenwood Health Services, Inc., Hospital Service District No. 1 of the Parish of Ouachita, State of Louisiana, IASIS Glenwood Regional Medical Center, L.P. and IASIS Healthcare, LLC (15)

10.33	IASIS Healthcare Non-Qualified Deferred Compensation Program (4)

10.34	Contribution Agreement, dated as of May 9, 2007, by and among Odessa Regional Hospital, LP, Alliance Hospital, Ltd. and Sri-Sai Enterprises, Inc. (16)

14	Code of Ethics (9)

21	Subsidiaries of IASIS Healthcare Corporation

31.1	Certification of Principal Executive Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**	Portions of this exhibit have been omitted and filed separately with the Commission pursuant to a grant of confidential treatment pursuant to Rule 24(b)-2 promulgated under the Securities Exchange Act of 1934, as amended.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-117362).

(2)	Incorporated by reference to IASIS Healthcare Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

(5)	Incorporated by reference to IASIS Healthcare Corporation’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

(6)	Incorporated by reference to IASIS Healthcare Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 12, 2005.

(8)	Incorporated by reference to IASIS Healthcare Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002.

(9)	Incorporated by reference to IASIS Healthcare Corporation’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 2, 2007.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 5, 2008.

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 18, 2005.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 22, 2005.

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 20, 2005.

(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 24, 2006.

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 10, 2007.