Form 10-Q
period 2008-12-31
IASIS Healthcare LLC
filed 2009-02-13
CIK 1294632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _____  to  _____.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of February  13, 2009, 100% of the registrant’s common interests outstanding (all of which are privately owned and are not traded on any public market) were owned by IASIS Healthcare Corporation, its sole member.

i

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements
IASIS HEALTHCARE LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	December 31,	September 30,
	2008	2008
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$92,839	$80,738
Accounts receivable, less allowance for doubtful accounts of $113,452 and $108,500 at December 31, 2008 and September 30, 2008, respectively	231,371	224,138
Inventories	49,720	49,454
Deferred income taxes	39,511	38,860
Prepaid expenses and other current assets	60,949	60,053

Total current assets	474,390	453,243

Property and equipment, net	1,008,411	1,004,248
Goodwill	780,563	780,599
Other intangible assets, net	32,250	33,000
Other assets, net	34,940	37,057

Total assets	$2,330,554	$2,308,147

LIABILITIES AND MEMBER’S EQUITY

Current liabilities:
Accounts payable	$67,180	$64,851
Salaries and benefits payable	43,352	31,807
Accrued interest payable	2,261	12,460
Medical claims payable	107,359	97,343
Other accrued expenses and other current liabilities	51,154	51,802
Current portion of long-term debt and capital lease obligations	7,318	7,623

Total current liabilities	278,624	265,886

Long-term debt and capital lease obligations	1,102,875	1,106,999
Deferred income taxes	113,118	111,092
Other long-term liabilities	45,966	44,526
Minority interests	50,402	51,875

Member’s equity	739,569	727,769

Total liabilities and member’s equity	$2,330,554	$2,308,147

See accompanying notes.

IASIS HEALTHCARE LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands)

	Quarter Ended
	December 31,
	2008	2007

Net revenue:
Acute care revenue	$398,447	$366,110
Premium revenue	163,177	126,627

Total net revenue	561,624	492,737

Costs and expenses:
Salaries and benefits	162,136	155,566
Supplies	59,826	56,252
Medical claims	137,002	103,880
Other operating expenses	79,350	65,370
Provision for bad debts	47,131	38,149
Rentals and leases	9,479	8,627
Interest expense, net	18,978	21,179
Depreciation and amortization	24,996	22,581
Management fees	1,250	1,187

Total costs and expenses	540,148	472,791

Earnings from continuing operations before gain on disposal of assets, minority interests and income taxes	21,476	19,946
Gain on disposal of assets, net	1,293	62
Minority interests	(1,597)	(758)

Earnings from continuing operations before income taxes	21,172	19,250
Income tax expense	8,811	7,787

Net earnings from continuing operations	12,361	11,463
Loss from discontinued operations, net of income taxes	(711)	(748)

Net earnings	$11,650	$10,715

See accompanying notes.

IASIS HEALTHCARE LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Quarter Ended
	December 31,
	2008	2007
Cash flows from operating activities
Net earnings	$11,650	$10,715
Adjustments to reconcile net earnings to net cash provided by operating activities:
Loss from discontinued operations	711	748
Depreciation and amortization	24,996	22,581
Amortization of loan costs	743	718
Minority interests	1,597	758
Deferred income taxes	1,050	6,177
Gain on disposal of assets, net	(1,293)	(62)
Stock compensation costs	141	—
Changes in operating assets and liabilities, net of the effect of dispositions:
Accounts receivable, net	(8,724)	2,126
Inventories, prepaid expenses and other current assets	(1,139)	(1,296)
Accounts payable, other accrued expenses and other accrued liabilities	12,551	(38,663)

Net cash provided by operating activities — continuing operations	42,283	3,802
Net cash provided by (used in) operating activities — discontinued operations	1,004	(886)

Net cash provided by operating activities	43,287	2,916

Cash flows from investing activities
Purchases of property and equipment, net	(29,452)	(30,600)
Proceeds from sale of assets	4,880	349
Change in other assets, net	878	1,252

Net cash used in investing activities — continuing operations	(23,694)	(28,999)
Net cash provided by (used in) investing activities — discontinued operations	7	(240)

Net cash used in investing activities	(23,687)	(29,239)

Cash flows from financing activities
Proceeds from debt borrowings	—	131,300
Payment of debt and capital lease obligations	(4,429)	(105,456)
Distribution of minority interests	(1,686)	(1,669)
Proceeds received from (costs paid for) sale of partnership interest, net	(1,384)	2,266

Net cash provided by (used in) financing activities — continuing operations	(7,499)	26,441
Net cash used in financing activities — discontinued operations	—	(118)

Net cash provided by (used in) financing activities	(7,499)	26,323

Change in cash and cash equivalents	12,101	—
Cash and cash equivalents at beginning of period	80,738	—

Cash and cash equivalents at end of period	$92,839	$—

Supplemental disclosure of cash flow information
Cash paid for interest	$26,888	$31,777

Cash paid for income taxes, net	$—	$31

See accompanying notes.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. ORGANIZATION AND BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements as of and for the quarters ended December 31, 2008 and 2007, reflect the financial position, results of operations and cash flows of IASIS Healthcare LLC (“IASIS” or the “Company”). The Company’s sole member and parent company is IASIS Healthcare Corporation (“Holdings” or “IAS”).
IASIS owns and operates medium-sized acute care hospitals in high-growth urban and suburban markets. At December 31, 2008, the Company owned or leased 15 acute care hospital facilities and one behavioral health hospital facility, with a total of 2,659 beds in service, located in six regions:
•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	Tampa-St. Petersburg, Florida;

•	three cities in Texas, including San Antonio;

•	Las Vegas, Nevada; and

•	West Monroe, Louisiana.
The Company also owns and operates Health Choice Arizona, Inc. (“Health Choice” or the “Plan”), a Medicaid and Medicare managed health plan in Phoenix, Arizona.
The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated balance sheet of the Company at September 30, 2008, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.
Principles of Consolidation
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

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no impact on the Company’s total assets, liabilities or member’s equity. The Company adjusted its accompanying condensed consolidated statements of operations and cash flows for the quarter ended December 31, 2007, to reflect the operations and cash flows of Mesa General Hospital (“Mesa General”) and Biltmore Surgery Center (“Biltmore”) as discontinued operations. See Note 3 for further discussion of discontinued operations.
General and Administrative
The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include the IASIS corporate office costs, which were $10.0 million and $11.0 million for the quarters ended December 31, 2008 and 2007, respectively.
2. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
Long-term debt and capital lease obligations consist of the following (in thousands):

	December 31,	September 30,
	2008	2008
Senior secured credit facilities	$626,123	$629,818
Senior subordinated notes	475,000	475,000
Capital leases and other obligations	9,070	9,804

	1,110,193	1,114,622

Less current maturities	7,318	7,623

	$1,102,875	$1,106,999

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

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
In addition, the senior secured credit facilities contain certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements.
At December 31, 2008, amounts outstanding under the Company’s senior secured credit facilities consisted of a $431.3 million term loan, a $149.3 million delayed draw term loan and $45.6 million under the revolving credit facility. In addition, the Company had $36.9 million and $22.1 million in letters of credit outstanding under the synthetic letter of credit facility and the revolving credit facility, respectively. The weighted average interest rate of outstanding borrowings under the senior secured credit facilities was 4.7% for the quarter ended December 31, 2008.
The Company has identified one defaulting lender, Lehman Brothers (“Lehman”), under the senior secured revolving credit facility. Lehman’s participation in the revolving credit facility is approximately 8.9%, which represents $20.0 million of the total revolver capacity.
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
$300.0 Million Holdings Senior Paid-in-Kind Loans
In fiscal 2007, IAS issued $300.0 million in Holdings Senior Paid-in-Kind (“PIK”) Loans, which were used to repurchase certain preferred equity from its stockholders. The $300.0 million Holdings Senior PIK Loans mature June 15, 2014, and bear interest at an annual rate equal to LIBOR plus 5.25%. The Holdings Senior PIK Loans rank behind the Company’s existing debt and will convert to cash-pay after five years, at which time accrued interest becomes payable. At December 31, 2008, the outstanding balance of the Holdings Senior PIK Loans was $351.0 million, which includes $51.0 million of interest that has accrued to the principal of these loans since the date of issuance.
3. DISCONTINUED OPERATIONS
The Company’s lease agreements to operate Mesa General, located in Mesa, Arizona, and Biltmore, located in Phoenix, Arizona, expired by their terms on July 31, 2008 and September 30, 2008, respectively. The Company discontinued services at Mesa General on May 31, 2008, and Biltmore on April 30, 2008. The operating results of Mesa General and Biltmore are classified in the Company’s accompanying unaudited condensed consolidated financial statements as discontinued operations in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset. The following table sets forth the components of discontinued operations for the quarters ended December 31, 2008 and 2007, respectively, (in thousands):

	Quarter ended	Quarter ended
	December 31, 2008	December 31, 2007

Total net revenue	$228	$20,358

Operating expenses	1,363	21,546
Income tax benefit	(424)	(440)

Loss from discontinued operations, net of income taxes	$(711)	$(748)

The Company allocated to discontinued operations interest expense of $625,000 for the quarter ended December 31, 2007. The allocation of interest expense to discontinued operations was based on the ratio of disposed net assets of Mesa General and Biltmore to the sum of total net assets of the Company plus the Company’s total outstanding debt.
Income taxes allocated to the discontinued operations resulted in related effective tax rates of 37.4% and 37.0% for the quarters ended December 31, 2008 and 2007, respectively.

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
Professional, General and Workers’ Compensation Liability Risks
The Company is subject to claims and legal actions in the ordinary course of business, including but not limited to claims relating to patient treatment and personal injuries. To cover these types of claims, the Company maintains professional and general liability insurance in excess of self-insured retentions through a commercial insurance carrier in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is currently not a party to any such proceedings that, in the Company’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company expenses an estimate of the costs it expects to incur under the self-insured retention exposure for professional and general liability claims using historical claims data, demographic factors, severity factors, current incident logs and other actuarial analysis. At December 31, 2008 and September 30, 2008, the Company’s professional and general liability accrual for asserted and unasserted claims totaled $36.0 million and $34.3 million, respectively.
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
As of December 31, 2008, the Company has provided a performance guaranty in the form of a letter of credit in the amount of $36.7 million for the benefit of AHCCCS to support its obligations under the Health Choice contract to provide and pay for the healthcare services of its members. The amount of the performance guaranty is generally based in part upon the membership in the Plan and the related capitation revenue paid to Health Choice.
Capital Expenditure Commitments
At December 31, 2008, the Company is expanding and renovating some of its existing facilities to provide additional capacity, more effectively deliver patient care and provide a greater variety of services. The Company had incurred $71.2 million in costs toward uncompleted projects as of December 31, 2008, which is included in property and equipment in the accompanying unaudited condensed consolidated balance sheet. At December 31, 2008, the Company had various construction and other projects in progress with an estimated additional cost to complete and equip of approximately $37.8 million, including patient tower expansions at Jordan Valley Medical Center and Davis Hospital and Medical Center, two of the Company’s Utah hospitals.
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
At December 31, 2008 and September 30, 2008, the Company had liabilities for these minimum revenue guarantees totaling $2.0 million and $2.2 million, respectively. At December 31, 2008, the maximum amount of all minimum revenue guarantees that could be paid prospectively was $2.5 million.

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
Other
On March 31, 2008, the United States District Court for the District of Arizona (the “District Court”) dismissed with prejudice the qui tam complaint against IAS, the Company’s parent company. The qui tam action sought monetary damages and civil penalties under the federal False Claims Act (“ FCA”) and included allegations that certain business practices related to physician relationships and the medical necessity of certain procedures resulted in the submission of claims for reimbursement in violation of the FCA. The case dates back to March 2005 and became the subject of a subpoena by the Office of Inspector General (“OIG”) in September 2005. In August 2007, the case was unsealed and became a private lawsuit after the Department of Justice declined to intervene. The United States District Judge dismissed the case from the bench at the conclusion of oral arguments on IAS’ motion to dismiss. On April 21, 2008, the court issued a written order dismissing the case with prejudice and entering formal judgment for IAS. On May 7, 2008, the qui tam relator’s counsel filed a Notice of Appeal to the United States Court of Appeals for the Ninth Circuit to appeal the District Court’s dismissal of the case. On May 21, 2008, IAS filed a Notice of Cross-Appeal to the United States Court of Appeals for the Ninth Circuit from a portion of the April 21, 2008 Order and, on July 22, 2008, IAS filed a Motion to Disqualify relator’s counsel related to their misappropriation of information subject to a claim of attorney-client privilege by IAS. On August 21, 2008, the court issued a written order denying IAS’ Motion to Disqualify and resetting the briefing schedule associated with the Ninth Circuit appellate proceedings. On October 21, 2008, the relator filed his appeal brief with the United States Court of Appeals for the Ninth Circuit. IAS filed its cross-appeal brief on January 20, 2009. Currently, the appeals process is expected to take one to two years to complete. If the appeal of the order dismissing the qui tam action with prejudice was to be resolved in a manner unfavorable to the Company, it could have a material adverse effect on the Company’s business, financial condition and results of operations, including exclusion from the Medicare and Medicaid programs.
The Company’s facilities obtain clinical and administrative services from a variety of vendors. One vendor, a medical practice that furnished cardiac catheterization services under contractual arrangements at Mesa General and St. Luke’s Medical Center (“St. Luke’s”) through March 31, 2008 and May 31, 2008, respectively, has claimed that, because of deferred fee adjustments that it claims are due under these arrangements, it is owed additional amounts for services rendered since April 1, 2006 at both facilities. The Company and the vendor have not reached agreement with respect to the amount of the fee adjustment, if any, that is contractually required, nor with respect to the methodology that may appropriately be used in determining such amount. On October 1, 2008, the vendor filed a complaint in arbitration for an aggregate adjustment in excess of amounts accrued to date by the Company. Although the Company cannot currently estimate the amount of any fee adjustment that Mesa General or St. Luke’s ultimately may be required to pay, it believes that the aggregate adjustment sought by the vendor is substantially in excess of any such amount. Likewise, the vendor has also filed a state-court complaint alleging certain tort claims that arise from the same fee dispute, as well as from the closure of Mesa General preceding expiration of the Company’s lease for the Mesa General property in July 2008. The majority of the vendor’s cardiac catheterization services were performed at the Mesa General facility, which is included in discontinued operations in the accompanying unaudited condensed consolidated statements of operations. The Company believes that these claims are subject to binding arbitration as required by contract and has moved for dismissal of the pending complaints on that basis.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
On October 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”). This statement provides a single definition of fair value, establishes a framework for measuring fair value, and expands disclosures concerning fair value measurements. The Company’s adoption of SFAS 157 did not have a material impact on its results of operations or financial position.
On October 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement permits entities to choose to measure certain financial instruments and other items at fair value at specified election dates. The Company’s adoption of SFAS 159 did not have a material impact on its results of operations or financial position.
In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This statement replaces SFAS No. 141, Business Combinations. This statement establishes principles and requirements for recognition and measurement of items acquired during a business combination, as well as certain disclosure requirements in the financial statements. The Company has not yet determined the impact of adopting SFAS 141(R).
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

	For the Quarter Ended December 31, 2008
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue	$398,447	$—	$—	$398,447
Premium revenue	—	163,177	—	163,177
Revenue between segments	1,697	—	(1,697)	—

Net revenue	400,144	163,177	(1,697)	561,624

Salaries and benefits	157,232	4,904	—	162,136
Supplies	59,741	85	—	59,826
Medical claims	—	138,699	(1,697)	137,002
Other operating expenses	73,785	5,565	—	79,350
Provision for bad debts	47,131	—	—	47,131
Rentals and leases	9,101	378	—	9,479

Adjusted EBITDA(1)	53,154	13,546	—	66,700

Interest expense, net	18,978	—	—	18,978
Depreciation and amortization	24,125	871	—	24,996
Management fees	1,250	—	—	1,250

Earnings from continuing operations before gain on disposal of assets, minority interests and income taxes	8,801	12,675	—	21,476
Gain on disposal of assets, net	1,293	—	—	1,293
Minority interests	(1,597)	—	—	(1,597)

Earnings from continuing operations before income taxes	$8,497	$12,675	$—	$21,172

Segment assets	$2,121,659	$208,895		$2,330,554

Capital expenditures — continuing operations	$28,818	$634		$29,452

Goodwill	$774,806	$5,757		$780,563

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the Quarter Ended December 31, 2007
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue	$366,110	$—	$—	$366,110
Premium revenue	—	126,627	—	126,627
Revenue between segments	2,330	—	(2,330)	—

Net revenue	368,440	126,627	(2,330)	492,737

Salaries and benefits	151,523	4,043	—	155,566
Supplies	56,175	77	—	56,252
Medical claims	—	106,210	(2,330)	103,880
Other operating expenses	60,898	4,472	—	65,370
Provision for bad debts	38,149	—	—	38,149
Rentals and leases	8,342	285	—	8,627

Adjusted EBITDA(1)	53,353	11,540	—	64,893

Interest expense, net	21,179	—	—	21,179
Depreciation and amortization	21,686	895	—	22,581
Management fees	1,187	—	—	1,187

Earnings from continuing operations before gain on disposal of assets, minority interests and income taxes	9,301	10,645	—	19,946
Gain on disposal of assets, net	62	—	—	62
Minority interests	(758)	—	—	(758)

Earnings from continuing operations before income taxes	$8,605	$10,645	$—	$19,250

Segment assets	$2,042,785	$158,379		$2,201,164

Capital expenditures — continuing operations	$30,504	$96		$30,600

Goodwill	$750,836	$5,757		$756,593

(1)	Adjusted EBITDA represents net earnings from continuing operations before interest expense, income tax expense, depreciation and amortization, gain on disposal of assets, minority interests and management fees. Management fees represent monitoring and advisory fees paid to TPG, the Company’s majority financial sponsor, and certain other members of IASIS Investment LLC, majority shareholder of IAS. Management routinely calculates and communicates adjusted EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within the healthcare industry to evaluate hospital performance, allocate resources and measure leverage capacity and debt service ability. In addition, the Company uses adjusted EBITDA as a measure of performance for its business segments and for incentive compensation purposes. Adjusted EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net earnings, cash flows generated by operating, investing, or financing activities or other financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance or liquidity. Adjusted EBITDA, as presented, differs from what is defined under the Company’s senior secured credit facilities and may not be comparable to similarly titled measures of other companies.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
7. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
The 8 3/4% notes described in Note 2 are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s existing domestic subsidiaries, other than non-guarantor subsidiaries which include Health Choice and the Company’s non-wholly owned subsidiaries.
Summarized condensed consolidating balance sheets at December 31, 2008 and September 30, 2008, condensed consolidating statements of operations for the quarters ended December 31, 2008 and 2007, and condensed consolidating statements of cash flows for the quarters ended December 31, 2008 and 2007, for the Company, segregating the parent company issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, are found below. Prior year amounts have been reclassified to conform to the current year presentation.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Balance Sheet (unaudited)
December 31, 2008
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$92,176	$663	$—	$92,839
Accounts receivable, net	—	102,623	128,748	—	231,371
Inventories	—	21,128	28,592	—	49,720
Deferred income taxes	39,511	—	—	—	39,511
Prepaid expenses and other current assets	—	21,994	38,955	—	60,949

Total current assets	39,511	237,921	196,958	—	474,390

Property and equipment, net	—	360,728	647,683	—	1,008,411
Intercompany	—	(181,091)	181,091	—	—
Net investment in and advances to subsidiaries	1,706,280	—	—	(1,706,280)	—
Goodwill	18,609	128,810	633,144	—	780,563
Other intangible assets, net	—	—	32,250	—	32,250
Other assets, net	17,468	12,069	5,403	—	34,940

Total assets	$1,781,868	$558,437	$1,696,529	$(1,706,280)	$2,330,554

Liabilities and Member’s Equity
Current liabilities:
Accounts payable	$—	$28,080	$39,100	$—	$67,180
Salaries and benefits payable	—	21,312	22,040	—	43,352
Accrued interest payable	2,261	(3,223)	3,223	—	2,261
Medical claims payable	—	—	107,359	—	107,359
Other accrued expenses and other current liabilities	—	41,990	9,164	—	51,154
Current portion of long-term debt and capital lease obligations	6,042	1,276	15,274	(15,274)	7,318

Total current liabilities	8,303	89,435	196,160	(15,274)	278,624

Long-term debt and capital lease obligations	1,095,233	7,642	584,236	(584,236)	1,102,875
Deferred income taxes	113,118	—	—	—	113,118
Other long-term liabilities	—	40,437	5,529	—	45,966
Minority interests	—	50,402	—	—	50,402

Total liabilities	1,216,654	187,916	785,925	(599,510)	1,590,985

Member’s equity	565,214	370,521	910,604	(1,106,770)	739,569

Total liabilities and member’s equity	$1,781,868	$558,437	$1,696,529	$(1,706,280)	$2,330,554

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Balance Sheet
September 30, 2008
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$80,336	$402	$—	$80,738
Accounts receivable, net	—	101,455	122,683	—	224,138
Inventories	—	22,236	27,218	—	49,454
Deferred income taxes	38,860	—	—	—	38,860
Prepaid expenses and other current assets	—	19,703	40,350	—	60,053

Total current assets	38,860	223,730	190,653	—	453,243

Property and equipment, net	—	366,193	638,055	—	1,004,248
Intercompany	—	(186,907)	186,907	—	—
Net investment in and advances to subsidiaries	1,717,907	—	—	(1,717,907)	—
Goodwill	18,609	128,991	632,999	—	780,599
Other intangible assets, net	—	—	33,000	—	33,000
Other assets, net	18,210	12,944	5,903	—	37,057

Total assets	$1,793,586	$544,951	$1,687,517	$(1,717,907)	$2,308,147

Liabilities and Member’s Equity
Current liabilities:
Accounts payable	$—	$25,051	$39,800	$—	$64,851
Salaries and benefits payable	—	16,905	14,902	—	31,807
Accrued interest payable	12,460	(3,242)	3,242	—	12,460
Medical claims payable	—	—	97,343	—	97,343
Other accrued expenses and other current liabilities	—	38,621	13,181	—	51,802
Current portion of long-term debt and capital lease obligations	6,042	1,581	15,255	(15,255)	7,623

Total current liabilities	18,502	78,916	183,723	(15,255)	265,886

Long-term debt and capital lease obligations	1,098,928	8,071	588,172	(588,172)	1,106,999
Deferred income taxes	111,092	—	—	—	111,092
Other long-term liabilities	—	43,871	655	—	44,526
Minority interests	—	51,875	—	—	51,875

Total liabilities	1,228,522	182,733	772,550	(603,427)	1,580,378

Member’s equity	565,064	362,218	914,967	(1,114,480)	727,769

Total liabilities and member’s equity	$1,793,586	$544,951	$1,687,517	$(1,717,907)	$2,308,147

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
For the Quarter Ended December 31, 2008 (unaudited)
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue:
Acute care revenue	$—	$161,758	$238,386	$(1,697)	$398,447
Premium revenue	—	—	163,177	—	163,177

Total net revenue	—	161,758	401,563	(1,697)	561,624

Costs and expenses:
Salaries and benefits	—	80,594	81,542	—	162,136
Supplies	—	25,074	34,752	—	59,826
Medical claims	—	—	138,699	(1,697)	137,002
Other operating expenses	—	29,098	50,252	—	79,350
Provision for bad debts	—	24,080	23,051	—	47,131
Rentals and leases	—	4,047	5,432	—	9,479
Interest expense, net	18,978	—	13,844	(13,844)	18,978
Depreciation and amortization	—	11,268	13,728	—	24,996
Management fees	1,250	(5,139)	5,139	—	1,250
Equity in earnings of affiliates	(26,421)	—	—	26,421	—

Total costs and expenses	(6,193)	169,022	366,439	10,880	540,148

Earnings (loss) from continuing operations before gain on disposal of assets, minority interests and income taxes	6,193	(7,264)	35,124	(12,577)	21,476
Gain on disposal of assets, net	—	1,271	22	—	1,293
Minority interests	—	(1,597)	—	—	(1,597)

Earnings (loss) from continuing operations before income taxes	6,193	(7,590)	35,146	(12,577)	21,172
Income tax expense	8,811	—	—	—	8,811

Net earnings (loss) from continuing operations	(2,618)	(7,590)	35,146	(12,577)	12,361
Earnings (loss) from discontinued operations, net of income taxes	424	(1,150)	15	—	(711)

Net earnings (loss)	$(2,194)	$(8,740)	$35,161	$(12,577)	$11,650

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
For the Quarter Ended December 31, 2007 (unaudited)
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue:
Acute care revenue	$—	$159,935	$208,504	$(2,329)	$366,110
Premium revenue	—	—	126,627	—	126,627

Total net revenue	—	159,935	335,131	(2,329)	492,737

Costs and expenses:
Salaries and benefits	—	79,570	75,996	—	155,566
Supplies	—	27,429	28,823	—	56,252
Medical claims	—	—	106,209	(2,329)	103,880
Other operating expenses	—	26,923	38,447	—	65,370
Provision for bad debts	—	18,975	19,174	—	38,149
Rentals and leases	—	3,569	5,058	—	8,627
Interest expense, net	21,179	—	13,750	(13,750)	21,179
Depreciation and amortization	—	10,118	12,463	—	22,581
Management fees	1,187	(4,525)	4,525	—	1,187
Equity in earnings of affiliates	(27,080)	—	—	27,080	—

Total costs and expenses	(4,714)	162,059	304,445	11,001	472,791

Earnings (loss) from continuing operations before gain (loss) on disposal of assets, minority interests and income taxes	4,714	(2,124)	30,686	(13,330)	19,946
Gain (loss) on disposal of assets, net	—	65	(3)	—	62
Minority interests	—	(758)	—	—	(758)

Earnings (loss) from continuing operations before income taxes	4,714	(2,817)	30,683	(13,330)	19,250
Income tax expense	7,787	—	—	—	7,787

Net earnings (loss) from continuing operations	(3,073)	(2,817)	30,683	(13,330)	11,463
Earnings (loss) from discontinued operations, net of income taxes	38	89	(875)	—	(748)

Net earnings (loss)	$(3,035)	$(2,728)	$29,808	$(13,330)	$10,715

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Cash Flows
For the Quarter Ended December 31, 2008 (unaudited)
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net earnings (loss)	$(2,194)	$(8,740)	$35,161	$(12,577)	$11,650
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Loss (earnings) from discontinued operations	(424)	1,150	(15)	—	711
Depreciation and amortization	—	11,268	13,728	—	24,996
Amortization of loan costs	743	—	—	—	743
Minority interests	—	1,597	—	—	1,597
Deferred income taxes	1,050	—	—	—	1,050
Gain on disposal of assets, net	—	(1,271)	(22)	—	(1,293)
Stock compensation costs	141	—	—	—	141
Equity in earnings of affiliates	(26,421)	—	—	26,421	—
Changes in operating assets and liabilities, net of the effect of dispositions:
Accounts receivable, net	—	(2,670)	(6,054)	—	(8,724)
Inventories, prepaid expenses and other current assets	—	(1,160)	21	—	(1,139)
Accounts payable, other accrued expenses and other accrued liabilities	(10,199)	14,973	7,777	—	12,551

Net cash provided by (used in) operating activities — continuing operations	(37,304)	15,147	50,596	13,844	42,283
Net cash provided by (used in) operating activities — discontinued operations	(424)	1,544	(116)	—	1,004

Net cash provided by (used in) operating activities	(37,728)	16,691	50,480	13,844	43,287

Cash flows from investing activities
Purchases of property and equipment, net	—	(6,654)	(22,798)	—	(29,452)
Proceeds from sale of assets	—	2,650	2,230	—	4,880
Change in other assets, net	—	(597)	1,475	—	878

Net cash used in investing activities — continuing operations	—	(4,601)	(19,093)	—	(23,694)
Net cash provided by investing activities — discontinued operations	—	7	—	—	7

Net cash used in investing activities	—	(4,594)	(19,093)	—	(23,687)

Cash flows from financing activities
Payment of debt and capital lease obligations	(3,734)	(149)	(546)	—	(4,429)
Distribution of minority interests	—	(80)	(1,606)	—	(1,686)
Costs paid for partnership interests, net	—	(1,384)	—	—	(1,384)
Change in intercompany balances with affiliates, net	41,462	1,356	(28,974)	(13,844)	—

Net cash provided by (used in) financing activities — continuing operations	37,728	(257)	(31,126)	(13,844)	(7,499)
Net cash provided by financing activities — discontinued operations	—	—	—	—	—

Net cash provided by (used in) financing activities	37,728	(257)	(31,126)	(13,844)	(7,499)

Increase in cash and cash equivalents	—	11,840	261	—	12,101
Cash and cash equivalents at beginning of period	—	80,336	402	—	80,738

Cash and cash equivalents at end of period	$—	$92,176	$663	$—	$92,839

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Cash Flows
For the Quarter Ended December 31, 2007 (unaudited)
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net earnings (loss)	$(3,035)	$(2,728)	$29,808	$(13,330)	$10,715
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Loss (earnings) from discontinued operations	(38)	(89)	875	—	748
Depreciation and amortization	—	10,118	12,463	—	22,581
Amortization of loan costs	718	—	—	—	718
Minority interests	—	758	—	—	758
Deferred income taxes	6,177	—	—	—	6,177
Loss (gain) on disposal of assets, net	—	(65)	3	—	(62)
Equity in earnings of affiliates	(27,080)	—	—	27,080	—
Changes in operating assets and liabilities, net of the effect of dispositions:
Accounts receivable, net	—	9,044	(6,918)	—	2,126
Inventories, prepaid expenses and other current assets	—	(2,585)	1,289	—	(1,296)
Accounts payable, other accrued expenses and other accrued liabilities	(14,968)	(17,684)	(6,011)	—	(38,663)

Net cash provided by (used in) operating activities — continuing operations	(38,226)	(3,231)	31,509	13,750	3,802
Net cash provided by (used in) operating activities — discontinued operations	38	(351)	(573)	—	(886)

Net cash provided by (used in) operating activities	(38,188)	(3,582)	30,936	13,750	2,916

Cash flows from investing activities
Purchases of property and equipment, net	—	(12,614)	(17,986)	—	(30,600)
Proceeds from the sale of assets	—	83	266	—	349
Change in other assets, net	—	1,048	204	—	1,252

Net cash used in investing activities — continuing operations	—	(11,483)	(17,516)	—	(28,999)
Net cash used in investing activities — discontinued operations	—	(240)	—	—	(240)

Net cash used in investing activities	—	(11,723)	(17,516)	—	(29,239)

Cash flows from financing activities
Proceeds from debt borrowings	131,300	—	—	—	131,300
Payment of debt and capital lease obligations	(104,383)	(153)	(920)	—	(105,456)
Distribution of minority interests	—	—	(1,669)	—	(1,669)
Proceeds received from sale of partnership interests, net	—	2,266	—	—	2,266
Change in intercompany balances with affiliates, net	11,271	16,952	(14,473)	(13,750)	—

Net cash provided by (used in) financing activities — continuing operations	38,188	19,065	(17,062)	(13,750)	26,441
Net cash used in financing activities — discontinued operations	—	(118)	—	—	(118)

Net cash provided by (used in) financing activities	38,188	18,947	(17,062)	(13,750)	26,323

Increase (decrease) in cash and cash equivalents	—	3,642	(3,642)	—	—
Cash and cash equivalents at beginning of period	—	(4,052)	4,052	—	—

Cash and cash equivalents at end of period	$—	$(410)	$410	$—	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements, the notes to our unaudited condensed consolidated financial statements and the other financial information appearing elsewhere in this report. Data for the quarters ended December 31, 2008 and 2007, has been derived from our unaudited condensed consolidated financial statements. References herein to “we,” “our” and “us” are to IASIS Healthcare LLC and its subsidiaries.
FORWARD LOOKING STATEMENTS
Some of the statements we make in this report are forward-looking within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations including, but not limited to, the discussions of our operating and growth strategy (including possible acquisitions and dispositions), financing needs, projections of revenue, income or loss, capital expenditures and future operations. Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results in future periods to differ materially from those anticipated in the forward-looking statements. Those risks and uncertainties include, among others, the risks and uncertainties related to our ability to generate sufficient cash to service our existing indebtedness, our substantial level of indebtedness that could adversely affect our financial condition, the possibility of an increase in interest rates, which would increase the cost of servicing our debt and could reduce profitability, our ability to retain and negotiate favorable contracts with managed care plans, changes in legislation and regulations that may significantly reduce government healthcare spending and our revenue and may require us to make changes to our operations, our hospitals’ competition for patients from other hospitals and healthcare providers, our hospitals facing a growth in volume and revenue related to uncompensated care, our ability to recruit and retain quality physicians, our hospitals’ competition for staffing which may increase our labor costs and reduce profitability, our failure to continually enhance our hospitals with the most recent technological advances in diagnostic and surgical equipment that may adversely affect our ability to maintain and expand our markets, our failure to comply with extensive laws and government regulations, the possible enactment of legislation that would impose significant restrictions on hospitals that have physician owners, the potential of exposure to liability from some of our hospitals being required to submit to the Department of Health and Human Services information on their relationships with physicians, expenses incurred in connection with an appeal of the court order dismissing with prejudice the qui tam litigation, the possibility that we may become subject to federal and state investigations in the future, our ability to satisfy regulatory requirements with respect to our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, a failure of our information systems that would adversely affect our ability to properly manage our operations, an economic downturn or other material change in any one of the regions in which we operate, potential liabilities because of claims brought against our facilities, increasing insurance costs that may reduce our cash flows and net earnings, the impact of certain factors, including severe weather conditions and natural disasters, on operations at our hospitals, our ability to control costs at Health Choice Arizona, Inc. (“Health Choice” or the “Plan”), the impact of any significant alteration to the Arizona Health Care Cost Containment System (“AHCCCS”) payment structure of its contracts, the possibility of Health Choice’s contract with the AHCCCS being discontinued, significant competition from other healthcare companies and state efforts to regulate the sale of not-for-profit hospitals that may affect our ability to acquire hospitals, difficulties with the integration of acquisitions that may disrupt our ongoing operations, the significant capital expenditures that would be involved in the construction of current projects or other new hospitals that could have an adverse effect on our liquidity, state efforts to regulate the construction or expansion of hospitals that could impair our ability to operate and expand our operations, our dependence on key personnel, the loss of one or more of which could have a material adverse effect on our business, potential responsibilities and costs under environmental laws that could lead to material expenditures or liability, the possibility of a decline in the fair value of our reporting units that could result in a material non-cash charge to earnings and those risks, uncertainties and other matters detailed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, and in our subsequent filings with the Securities and Exchange Commission (the “SEC”).

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
EXECUTIVE OVERVIEW
We are a leading owner and operator of medium-sized acute care hospitals in high-growth urban and suburban markets. We operate our hospitals with a strong community focus by offering and developing healthcare services targeted to the needs of the markets we serve, promoting strong relationships with physicians and working with local managed care plans. At December 31, 2008, we owned or leased 15 acute care hospital facilities and one behavioral health hospital facility, with a total of 2,659 beds in service, located in six regions:
•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	Tampa-St. Petersburg, Florida;

•	three cities in Texas, including San Antonio;

•	Las Vegas, Nevada; and

•	West Monroe, Louisiana.
We also own and operate Health Choice, a Medicaid and Medicare managed health plan in Phoenix, Arizona, that serves over 164,000 members.
Revenue and Volume Trends
Net revenue for the quarter ended December 31, 2008 increased 14.0% to $561.6 million, compared to $492.7 million in the prior year quarter. Net revenue is comprised of acute care and premium revenue. Acute care revenue contributed $32.3 million to the increase in total net revenue, while premium revenue at Health Choice contributed $36.6 million.
Acute Care Revenue
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
Certain of our acute care hospitals receive supplemental Medicaid reimbursement, including reimbursement from programs for participating private hospitals that enter into indigent care affiliation agreements with public hospitals or county governments in the state of Texas. Under the Centers for Medicare & Medicaid Services (“CMS”) approved programs, affiliated hospitals, including our Texas hospitals, have expanded the community healthcare safety net by providing indigent healthcare services. Participation in these programs by our Texas hospitals has resulted in an increase in acute care revenue, as well as an increase in professional fees incurred to expand the indigent care services. Revenue recognized under these Texas private supplemental Medicaid reimbursement programs for the quarter ended December 31, 2008, was $13.9 million. No revenue was recognized in the prior year quarter due to a temporary deferral of the program associated with a periodic review by CMS, which began in October 2007. CMS completed its review in July 2008, and the program was resumed.

Admissions and adjusted admissions decreased 3.7% and 0.3%, respectively, for the quarter ended December 31, 2008, compared to the prior year quarter. Contributing to the decrease in admissions was a 5.8% decline in emergency room visits, where over half of our admissions originate, for the quarter ended December 31, 2008, compared to the prior year quarter. These volume declines, we believe, are the effect of the current economic climate in our markets, including the impact of rising unemployment and patient decisions to defer or cancel general primary care and non-emergent healthcare procedures until their conditions become more acute. This trend has been partially facilitated by the increase in the number of higher deductible employer sponsored health plans. Additionally, we have experienced a shift in our service mix to more outpatient procedures, particularly in service lines such as cardiology, bariatrics, diagnostic imaging and other services. The shift in our service mix is part of an industry trend, as a result of advances in pharmaceutical and medical technologies, where services once performed on an inpatient basis are being converted to outpatient procedures. Given the shift in our service mix and the current economic environment, we anticipate our inpatient volumes could continue to be negatively impacted over the near term. Despite the near term impact from these factors, we believe our volumes over the long-term will continue to grow as a result of our business strategies, including our recent capital investments.
The following table provides the sources of our gross patient revenue by payor for the quarters ended December 31, 2008 and 2007.

	Quarter
	Ended December 31,
	2008	2007
Medicare	32.1%	32.3%
Managed Medicare	4.9%	3.3%
Medicaid	8.0%	6.9%
Managed Medicaid	10.4%	10.0%
Managed care	38.4%	41.5%
Self-pay and other	6.2%	6.0%

Total	100.0%	100.0%

Since the implementation of the Medicare Advantage program, including Medicare Part D coverage, we have experienced a shift of traditional Medicare beneficiaries to managed Medicare. We expect patient volumes from Medicare beneficiaries to continue this shift in coverage as a result of incentives put in place by the federal government to move more beneficiaries to managed Medicare plans. As well, we expect patient volumes in Medicare and managed Medicare to increase over the long-term due to the general aging of the population. In addition, as a result of the current economic climate and related increase in unemployment, we expect patient volumes and revenue from Medicaid and managed Medicaid, as well as self-pay, to increase over the near term. Conversely, the economic downturn has resulted in a decline in commercial and managed care enrollment and volumes.
Net patient revenue per adjusted admission increased 8.8% for the quarter ended December 31, 2008, compared to the prior year quarter. Excluding the impact of the supplemental Medicaid reimbursement, net patient revenue per adjusted admission increased 4.9% for the quarter ended December 31, 2008, compared to the prior year quarter. While our net patient revenue per adjusted admission continues to increase, industry pressures have recently resulted in reduced rates of growth, including the shift in our service mix to more outpatient procedures, decline in commercial and managed care volumes and the impact of reimbursement pressure from managed care and other third-party payors, which has resulted in moderating rate increases. These general industry pricing pressures, along with the consolidation of payors in certain markets, may result in reduced reimbursement from managed care organizations in future periods. Such consolidation of managed care organizations has resulted in a greater focus on case management, as well as increased efforts by payors to align themselves with networks of providers in certain markets in which we operate.

We receive a significant portion of our revenue from government health programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. In 2006 and 2007, CMS issued final rules that refined the diagnosis-related group payment system, and on August 1, 2007, CMS announced a final rule that created new severity-adjusted diagnosis-related groups to replace the current diagnosis-related groups. CMS created the new severity-adjusted diagnosis-related groups in order to better recognize severity of illness among patients. For federal fiscal year 2009, CMS has issued a final rule updating the diagnosis-related group payment system rates by the full market basket of 3.6%. However, this rule reduces payment rates in fiscal year 2009 by 0.9% to eliminate what CMS estimates will be the effect of coding or classification changes as a result of hospitals implementing the new severity adjusted diagnosis-related groups.
Premium Revenue
Premium revenue generated under the AHCCCS and CMS contracts with Health Choice represented 29.1% of our consolidated net revenue for the quarter ended December 31, 2008, compared to 25.7% in the prior year quarter. Most premium revenue at Health Choice is derived through a contract with AHCCCS to provide specified health services to qualified Medicaid enrollees through contracted providers. AHCCCS is the state agency that administers Arizona’s Medicaid program. The contract requires Health Choice to arrange for healthcare services for enrolled Medicaid patients in exchange for fixed monthly premiums, based upon negotiated per capita member rates, and supplemental payments from AHCCCS.
Effective October 1, 2008, Health Choice began its new contract with AHCCCS, which provides for a three-year term, with AHCCCS having the option to renew for two additional one-year periods. The new contract, which continues our state-wide presence, covers Medicaid members in the following Arizona counties: Apache, Coconino, Maricopa, Mohave, Navajo and Pima, which were served under the previous contract; and Yuma, La Paz and Santa Cruz, which were awarded in connection with the new contract. As of December 31, 2008, Health Choice’s enrollment exceeded 164,000 members, compared to over 145,000 members at September 30, 2008. While we anticipate that our membership in the near term will continue to exceed prior year amounts, we cannot guarantee the continued growth of our membership.
In connection with the new contract effective October 1, 2008, AHCCCS will be implementing a new risk-based or severity-adjusted payment methodology for all health plans. AHCCCS plans to implement this new payment methodology retroactive to October 1, 2008, which we anticipate will negatively impact the premium rates paid to Health Choice going forward. Based upon initial risk score adjustment factors provided by AHCCCS, we have estimated the impact on our capitation premium rates for implementation of the new payment methodology, which resulted in an approximate 1.0% reduction of premium revenue during the quarter ended December 31, 2008.
Premiums received to provide services to our members have also been impacted by moderating rate increases from both AHCCCS and CMS. Additionally, the state of Arizona is currently facing significant budgetary concerns, which has resulted in the state legislature passing an amended fiscal 2009 budget that includes cuts in AHCCCS funding, the impact of which is still being determined. While we anticipate these funding cuts will negatively impact our premium revenue, given that AHCCCS continues to work on the details of implementing these measures, we are unable to determine the impact on our results of operations and cash flows.
Health Choice also contracts with CMS to provide coverage as a Medicare Advantage Prescription Drug (“MAPD”) Special Needs Plan (“SNP”). This contract allows Health Choice to offer Medicare and Part D drug benefit coverage to new and existing dual-eligible members (i.e. those that are eligible for Medicare and Medicaid). Under current law, CMS’ authority to designate SNPs expires on December 31, 2010. Unless this law is changed, CMS may not be able to renew Health Choice’s SNP contract after December 31, 2010. Additionally, federal law prohibits CMS from designating additional disproportionate percentage SNPs through December 31, 2010, and prohibits existing SNPs from enrolling individuals outside of their existing geographic areas through December 31, 2009.

Significant Industry Trends
The following sections discuss recent trends that we believe are significant factors in our current and/or future operating results and cash flows. Certain of these trends apply to the entire acute care hospital industry, while others may apply to us more specifically. These trends could be short-term in nature or could require long-term attention and resources. While these trends may involve certain factors that are outside of our control, the extent to which these trends affect our hospitals and our ability to manage the impact of these trends play vital roles in our current and future success. In many cases, we are unable to predict what impact these trends, if any, will have on us.
General Economic Environment
During the recent past, the U.S. economy has weakened significantly. Tightening credit markets, depressed consumer spending and higher unemployment rates continue to pressure many industries, including the healthcare industry. During economic downturns, governmental entities often experience budgetary constraints as a result of increased costs and lower than expected tax collections. These budgetary constraints may result in decreased spending for health and human service programs, including Medicare, Medicaid and similar programs, which represent significant payor sources for our hospitals. Other risks we face from the general economic weakness include patient decisions to defer or cancel general primary care and non-emergent healthcare procedures until their conditions become more acute. Economically challenging times produce potential increases in the uninsured and under-insured population, often as a result of job losses, continued shifts in healthcare payment responsibility from employers to employees and further difficulties in our collecting patient co-payment and deductible receivables.
Decreased Federal and State Funding for Medicaid Programs
Certain of the states in which we operate have experienced budget constraints as a result of the economic downturn, including increased costs and lower than expected tax collections. Health and human services programs, including Medicaid and similar programs, represent a significant portion of state spending. As a response to these budgetary concerns, some of the states in which we operate, including Arizona, Florida, Nevada and Utah, have decreased funding for these programs or made other structural changes resulting in a reduction in Medicaid hospital rates for fiscal year 2009. In addition, Louisiana is considering cuts to Medicaid spending. The Deficit Reduction Act of 2005 (“DEFRA”), signed into law on February 8, 2006, included Medicaid cuts of approximately $4.8 billion over five years. A congressional committee has estimated that proposed state legislative and regulatory changes, if implemented, would reduce federal Medicaid funding by an additional $49.7 billion over five years. The implementation of many of these proposed changes is subject to a statutorily-mandated moratorium scheduled to expire in April 2009. If such funding decreases continue to be implemented in the states in which we operate, our results of operations and cash flows could be adversely affected.
Value-Based Reimbursement
There is a trend in the healthcare industry towards value-based purchasing of healthcare services. These value-based purchasing programs include both public reporting and financial incentives tied to the quality and efficiency of care provided by facilities. We expect programs of this type to become more common in the healthcare industry.
Medicare currently requires providers to report certain quality measures in order to receive full reimbursement increases that were awarded automatically in the past. CMS established the first quality measures in 2003, and CMS has expanded, through a series of rulemakings, the number of patient care indicators that hospitals must report. On October 30, 2008, CMS announced a final rule that expands the number of quality measures that hospitals are required to report to 44 in order to qualify for the full market basket update to the inpatient prospective payment system for fiscal year 2010. We anticipate that CMS will continue to expand the number of quality measures. CMS has also announced final rules that require hospitals to submit quality data regarding seven measures relating to outpatient care in order to receive the full market basket increase under the outpatient prospective payment system beginning in calendar year 2009. Additionally, these final rules expand this number to 11 measures relating to outpatient care in order to receive the full market basket increase in calendar year 2010. We have invested significant capital in the implementation of our advanced clinical system that assists us in reporting these quality measures. Additionally, we have invested significant corporate resources in clinical operations during the past 18 months. CMS makes the data submitted by hospitals, including our hospitals, public on its website.

Beginning in federal fiscal year 2009, Medicare will not pay hospitals additional amounts for the treatment of certain preventable adverse events, also known as hospital-acquired conditions, unless the condition was present at admission. DEFRA requires CMS to select at least two hospital-acquired conditions for which hospitals will not receive additional payment unless the conditions were present on admission to the hospital. CMS has selected eleven such hospital-acquired conditions, six of which are classified as “serious preventable adverse events” or “never events.” On January 15, 2009, CMS announced three National Coverage Determinations (“NCDs”) that prohibit Medicare reimbursement for erroneous surgical procedures performed on an inpatient or outpatient basis. These three erroneous surgical procedures are in addition to the hospital-acquired conditions designated by CMS by regulation. DEFRA provides that CMS may revise the list of hospital acquired conditions from time to time, and CMS is seeking comment on additional proposed conditions. Additionally, CMS has issued a report proposing a value-based purchasing system, which would phase out the current quality reporting system, making a portion of hospital payments contingent on actual performance against specified measures. It is uncertain whether such a program will be implemented.
Many large commercial payors currently require providers to report quality data. Several commercial payors have announced that they will stop reimbursing hospitals for certain preventable adverse events. A number of state hospital associations have also announced policies addressing the waiver of patient bills for care related to a serious adverse event. In addition, managed care organizations may begin programs that condition payment on performance against specified measures. The quality measurement criteria used by commercial payors may be similar to or even more stringent than Medicare requirements.
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
Implementation of Our Quality Initiatives
Quality of care is integral to our future success. We have taken significant steps in implementing expanded quality of care initiatives that we believe represent key building blocks to a successful strategy. The following represents some of those steps that have been taken:
•	Deployment of proprietary information systems to provide daily tracking of care provided to patients in any core measures category;

•	Implementation of a strategy to retain nurses, with a goal of ultimately providing an improved continuum of care;

•	Development and implementation of a hospital medical management program;

•	Hiring of a Chief Quality Officer;

•	Ongoing training and education of medical and non-medical personnel related to quality performance indicators;

•	Monthly review of the quality indicators prescribed by CMS for reporting;

•	Monitoring of quality measures in addition to those required to receive the full annual payment update;

•	Rapid response teams in place at all of our hospitals to provide more timely and efficient care;

•	Engagement of an external group to conduct unannounced mock Joint Commission surveys;

•	Alignment of hospital management incentive compensation with quality performance indicators; and

•	Realignment of staffing to collect and report quality information and to facilitate action plans to address areas for improvement.
Physician Integration
In an effort to meet community needs and address coverage issues, we continue to recruit and employ physicians with primary emphasis on family practice and internal medicine, general surgery, hospitalists, obstetrics and gynecology, cardiology, neurology and orthopedics. Our ability to attract and retain skilled physicians to our hospitals is critical to our success and is affected by the quality of care at our hospitals. This is one reason we have taken significant steps in implementing our expanded quality of care initiatives. We believe intense efforts focusing on quality of care will enhance our ability to recruit and retain the skilled physicians necessary to help make our hospitals successful.
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
Growth in Uncompensated Care
Like others in the hospital industry, we continue to experience increases in our uncompensated care, including charity care and our provision for bad debts. This increase is driven by growth in the number of uninsured patients seeking care at our hospitals, as well as increases in the amount of co-payments and deductibles as employers continue to pass more of these costs on to their employees. In addition, as a result of the recent economic downturn and rising unemployment, we believe that our hospitals may experience continued growth in bad debts and charity care. While the volume of patients registered as uninsured continues to increase, we continue to be successful in qualifying many of these uninsured patients for Medicaid or other third-party coverage. More recently, our provision for bad debts has been increasingly affected by the volume of under-insured patients or patient balances after insurance. As a result of rising unemployment, increasing healthcare costs and other factors beyond our control, collections of these patient balances may become more difficult. Accordingly, we continue to monitor our self-pay admissions on a daily basis and continue to focus on the efficiency of our emergency rooms, point-of-service cash collections, Medicaid eligibility automation and process-flow improvements. At December 31, 2008, self-pay balances after insurance were $35.9 million, compared to $36.4 million at September 30, 2008, and $33.3 million at December 31, 2007. Our provision for bad debts as a percentage of acute care revenue increased to 11.8% for the quarter ended December 31, 2008, compared to 10.4% in the prior year quarter. We anticipate that if we experience further growth in self-pay volume and revenue, along with continued increases in co-payments and deductibles for insured patients, our provision for bad debts will continue to increase and our results of operations could be adversely affected.
The approximate percentages of gross hospital receivables (prior to allowances for contractual adjustments and doubtful accounts) are summarized as follows:

	December 31,	September 30,
	2008	2008
Insured receivables	65.1%	64.8%
Uninsured receivables	34.9%	35.2%

Total	100.0%	100.0%

The percentages in the table above are calculated using gross receivable balances. Uninsured receivables and insured receivables are net of discounts and contractual adjustments recorded at the time of billing. Included in insured receivables are accounts that are pending approval from Medicaid. These receivables were approximately 2.6% and 3.0% of gross hospital receivables at December 31, 2008 and September 30, 2008, respectively.
The approximate percentages of gross hospital receivables in summarized aging categories are as follows:

	December 31,	September 30,
	2008	2008
0 to 90 days	69.0%	67.5%
91 to 180 days	17.2%	17.9%
Over 180 days	13.8%	14.6%

Total	100.0%	100.0%

Nursing Shortage
While the hospital industry in general continues to experience a shortage of nurses, we have experienced an overall improvement in our nursing contract labor utilization during the recent quarter and last 12 months. We believe this improvement is, in large part, the result of our comprehensive recruiting plan for nurses and more effective utilization of our advanced information systems, which has resulted in improved monitoring of staffing efficiencies and labor costs. In addition, the closure of Mesa General Hospital, which was effective May 31, 2008, provided opportunities for the majority of its nursing personnel to accept positions at our other Arizona facilities, which we believe will continue to help offset contract nursing labor costs in this market. In consideration of the overall environment, we continue to focus on retaining and recruiting nurses in each of our markets. During the quarter ended December 31, 2008, nursing contract labor expense as a percentage of acute care revenue decreased to 0.6%, compared to 1.3% in the prior year quarter.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
A summary of significant accounting policies is disclosed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2008. Our critical accounting policies are further described under the caption “Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended September 30, 2008. There have been no changes in the nature of our critical accounting policies or the application of those policies since September 30, 2008.
SELECTED OPERATING DATA
The following table sets forth certain unaudited operating data for each of the periods presented.

	Quarter
	Ended December 31,
	2008	2007

Acute Care (1):
Number of acute care hospital facilities at end of period	15	15
Beds in service at end of period (2)	2,659	2,611
Average length of stay (days) (3)	4.7	4.6
Occupancy rates (average beds in service)	46.5%	48.2%
Admissions (4)	24,150	25,082
Adjusted admissions (5)	40,734	40,839
Patient days (6)	113,697	115,724
Adjusted patient days (5)	183,831	180,626
Net patient revenue per adjusted admission	$9,667	$8,887

Health Choice:
Medicaid covered lives	161,511	124,143
Dual-eligible lives (7)	3,356	3,457
Medical loss ratio (8)	85.0%	83.9%

(1)	Excludes Mesa General Hospital, which was closed during fiscal 2008.

(2)	Includes St. Luke’s Behavioral Hospital.

(3)	Represents the average number of days that a patient stayed in our hospitals.

(4)	Represents the total number of patients admitted to our hospitals for stays in excess of 23 hours. Management and investors use this number as a general measure of inpatient volume.

(5)	Adjusted admissions and adjusted patient days are general measures of combined inpatient and outpatient volume. We compute adjusted admissions/patient days by multiplying admissions/patient days by gross patient revenue and then dividing that number by gross inpatient revenue.

(6)	Represents the number of days our beds were occupied by inpatients over the period.

(7)	Represents members eligible for Medicare and Medicaid benefits under Health Choice’s contract with CMS to provide coverage as a MAPD SNP.

(8)	Represents medical claims expense as a percentage of premium revenue, including claims paid to our hospitals.

RESULTS OF OPERATIONS SUMMARY
Consolidated
The following table and discussion sets forth, for the periods presented, our results of consolidated operations expressed in dollar terms and as a percentage of net revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended		Quarter Ended
	December 31, 2008		December 31, 2007
($ in thousands)	Amount	Percentage	Amount	Percentage
Net revenue:
Acute care revenue	$398,447	70.9%	$366,110	74.3%
Premium revenue	163,177	29.1%	126,627	25.7%

Total net revenue	561,624	100.0%	492,737	100.0%

Costs and expenses:
Salaries and benefits	162,136	28.9%	155,566	31.6%
Supplies	59,826	10.7%	56,252	11.4%
Medical claims	137,002	24.4%	103,880	21.1%
Other operating expenses	79,350	14.1%	65,370	13.3%
Provision for bad debts	47,131	8.4%	38,149	7.7%
Rentals and leases	9,479	1.7%	8,627	1.8%
Interest expense, net	18,978	3.4%	21,179	4.3%
Depreciation and amortization	24,996	4.4%	22,581	4.6%
Management fees	1,250	0.2%	1,187	0.2%

Total costs and expenses	540,148	96.2%	472,791	96.0%

Earnings from continuing operations before gain on disposal of assets, minority interests and income taxes	21,476	3.8%	19,946	4.0%
Gain on disposal of assets, net	1,293	0.2%	62	0.0%
Minority interests	(1,597)	(0.2)%	(758)	(0.1)%

Earnings from continuing operations before income taxes	21,172	3.8%	19,250	3.9%
Income tax expense	8,811	1.6%	7,787	1.6%

Net earnings from continuing operations	12,361	2.2%	11,463	2.3%
Loss from discontinued operations, net of income taxes	(711)	(0.1)%	(748)	(0.1)%

Net earnings	$11,650	2.1%	$10,715	2.2%

Acute Care
The following table and discussion sets forth, for the periods presented, the results of our acute care operations expressed in dollar terms and as a percentage of net revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended		Quarter Ended
	December 31, 2008		December 31, 2007
($ in thousands):	Amount	Percentage	Amount	Percentage
Net revenue:
Acute care revenue	$398,447	99.6%	$366,110	99.4%
Revenue between segments (1)	1,697	0.4%	2,330	0.6%

Total net revenue	400,144	100.0%	368,440	100.0%

Costs and expenses:
Salaries and benefits	157,232	39.3%	151,523	41.1%
Supplies	59,741	14.9%	56,175	15.2%
Other operating expenses	73,785	18.4%	60,898	16.5%
Provision for bad debts	47,131	11.8%	38,149	10.4%
Rentals and leases	9,101	2.3%	8,342	2.3%
Interest expense, net	18,978	4.8%	21,179	5.8%
Depreciation and amortization	24,125	6.0%	21,686	5.9%
Management fees	1,250	0.3%	1,187	0.3%

Total costs and expenses	391,343	97.8%	359,139	97.5%

Earnings from continuing operations before gain on disposal of assets, minority interests and income taxes	8,801	2.2%	9,301	2.5%
Gain on disposal of assets, net	1,293	0.3%	62	0.0%
Minority interests	(1,597)	(0.4)%	(758)	(0.2)%

Earnings from continuing operations before income taxes	$8,497	2.1%	$8,605	2.3%

(1)	Revenue between segments is eliminated in our consolidated results.
Acute care revenue — Acute care revenue from our hospital operations for the quarter ended December 31, 2008, was $400.1 million, an increase of $31.7 million or 8.6%, compared to $368.4 million in the prior year quarter. The growth in acute care revenue is the result of: (i) an increase in revenue associated with the supplemental Medicaid reimbursement programs in our Texas market; (ii) the continued ramp in operations at our newest facility, Mountain Vista Medical Center in Mesa, Arizona; and (iii) rate increases from managed care and other third-party payors.
Net patient revenue per adjusted admission increased 8.8% for the quarter ended December 31, 2008, compared to the prior year quarter. Excluding the impact of supplemental Medicaid reimbursement, net patient revenue per adjusted admission increased 4.9%, compared to the prior year quarter. Pricing improvements during the quarter ended December 31, 2008, were attributable to increases in Medicare acuity levels, improvements in acuity and pricing at Mountain Vista Medical Center, and increases in reimbursement rates, which are beginning to moderate as a result of pricing pressure from managed care and other third-party payors. Pricing improvements compared to the prior year quarter were partially offset by: (i) a shift in service mix to more outpatient procedures, which typically results in lower reimbursement rates compared to inpatient procedures; (ii) a decline in managed care volume, which typically provides better pricing than most other third-party payors; and (iii) an increase in certain lower acuity services, such as obstetrics and psychiatric procedures.
Net adjustments to estimated third-party payor settlements, also known as prior year contractuals, resulted in an increase in net revenue of $980,000 and $783,000 for the quarters ended December 31, 2008 and 2007, respectively.
Salaries and benefits — Salaries and benefits expense from our hospital operations for the quarter ended December 31, 2008, was $157.2 million, or 39.3% of acute care revenue, compared to $151.5 million, or 41.1% of acute care revenue in the prior year quarter. The decrease in salaries and benefits as a percentage of acute care revenue is primarily the result of: (i) the impact of supplemental Medicaid reimbursement on acute care revenue in the current year quarter, compared to the prior year quarter; (ii) a reduction in benefits expense related to improved employee health claims experience; and (iii) a decline in the utilization of nursing contract labor resulting from our continued improvements in retaining nursing personnel and allocating resources. Nursing contract labor as a percentage of acute care revenue was 0.6% for the quarter ended December 31, 2008, compared to 1.3% in the prior year quarter. The decrease in salaries and benefits as a percentage of acute care revenue was partially offset by increases in personnel costs associated with the continued implementation of our physician employment strategy.

Supplies — Supplies expense from our hospital operations for the quarter ended December 31, 2008, was $59.7 million, or 14.9% of acute care revenue, compared to $56.2 million, or 15.2% of acute care revenue in the prior year quarter. The decline in supplies as a percentage of acute care revenue is primarily the result of the impact of supplemental Medicaid reimbursement on acute care revenue in the current year quarter, compared to the prior year quarter. Excluding the impact of supplemental Medicaid reimbursement, supplies expense as a percentage of acute care revenue increased slightly compared to the prior year quarter, primarily due to growth in higher acuity and supply utilization services, such as orthopedic and bariatric procedures.
Other operating expenses — Other operating expenses from our hospital operations for the quarter ended December 31, 2008, were $73.8 million, or 18.4% of acute care revenue, compared to $60.9 million, or 16.5% of acute care revenue in the prior year quarter. The increase in other operating expenses as a percentage of acute care revenue was the result of additional professional fees incurred to provide indigent care services associated with the supplemental Medicaid reimbursement programs during the current year quarter, compared to the prior year quarter.
Provision for bad debts — Provision for bad debts from our hospital operations for the quarter ended December 31, 2008, was $47.1 million, or 11.8% of acute care revenue, compared to $38.1 million, or 10.4% of acute care revenue in the prior year quarter. Primarily as a result of the current economic climate and rising unemployment, we continue to experience an increase in self-pay volume and revenue, as well as increases in the amount of co-payments and deductibles passed on by employers to employees. These trends continue to be the main driver behind the increase in our provision for bad debts.
Interest expense, net — Interest expense, net of interest income, for the quarter ended December 31, 2008, was $19.0 million, compared to $21.2 million in the prior year quarter. This decrease of $2.2 million was primarily due to declining interest rates, as borrowings under our senior secured credit facilities are subject to interest at variable rates. The weighted average interest rate of outstanding borrowings under the senior secured credit facilities was 4.7% for the quarter ended December 31, 2008, compared to 7.2% in the prior year quarter.
Health Choice
The following table and discussion sets forth, for the periods presented, the results of our Health Choice operations expressed in dollar terms and as a percentage of premium revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended		Quarter Ended
	December 31, 2008		December 31, 2007
($ in thousands):	Amount	Percentage	Amount	Percentage
Revenue:
Premium revenue	$163,177	100.0%	$126,627	100.0%

Costs and expenses:
Salaries and benefits	4,904	3.0%	4,043	3.2%
Supplies	85	0.1%	77	0.1%
Medical claims (1)	138,699	85.0%	106,210	83.9%
Other operating expenses	5,565	3.4%	4,472	3.5%
Rentals and leases	378	0.2%	285	0.2%
Depreciation and amortization	871	0.5%	895	0.7%

Total costs and expenses	150,502	92.2%	115,982	91.6%

Earnings before income taxes	$12,675	7.8%	$10,645	8.4%

(1)	Medical claims paid to our hospitals of $1.7 million and $2.3 million for the quarters ended December 31, 2008 and 2007, respectively, are eliminated in our consolidated results.

Premium revenue — Premium revenue from Health Choice was $163.2 million for the quarter ended December 31, 2008, an increase of $36.6 million or 28.9%, compared to $126.6 million in the prior year quarter. The growth in premium revenue was primarily attributable to: (i) increased Medicaid enrollees resulting from Health Choice’s new contract with AHCCCS, as well as successful marketing and outreach efforts; and (ii) slight increases in premium rates, which are beginning to moderate compared to previous periods, in both the Medicaid and Medicare product lines.
Medical claims — Prior to eliminations, medical claims expense increased $32.5 million to $138.7 million for the quarter ended December 31, 2008, compared to $106.2 million in the prior year quarter. Medical claims expense represents the amounts paid by Health Choice for healthcare services provided to its members. Medical claims expense as a percentage of premium revenue was 85.0% for the quarter ended December 31, 2008, compared to 83.9% in the prior year quarter. Impacting Health Choice’s medical claims expense as a percentage of premium revenue was an approximate 1.0% reduction in premium revenue for the quarter ended December 31, 2008, as a result of the new risk-based payment methodology being implemented by AHCCCS, along with an increase in physician related costs, and an increase in pharmacy costs primarily resulting from our new enrollees.
LIQUIDITY AND CAPITAL RESOURCES
Overview of Cash Flow Activities for the Quarters Ended December 31, 2008 and 2007
Our cash flows are summarized as follows (in millions):

	Quarter
	Ended December 31,
	2008	2007
Cash flow from operating activities — continuing operations	$42,283	$3,802
Cash flow from investing activities — continuing operations	(23,694)	(28,999)
Cash flow from financing activities — continuing operations	(7,499)	26,441
Operating Activities
The increase in operating cash flows for the quarter ended December 31, 2008, compared to the prior year quarter, is primarily the result of the timing of accounts payable and accrued expenses, and improved cash flows as operations at Mountain Vista Medical Center, our new hospital opened in July 2007, continue to ramp-up.
At December 31, 2008, we had $195.8 million in net working capital, compared to $187.4 million at September 30, 2008. Net accounts receivable increased $7.2 million to $231.4 million at December 31, 2008, from $224.1 million at September 30, 2008. Our days revenue in accounts receivable at December 31, 2008 were 53, compared to 52 at September 30, 2008, and 62 at December 31, 2007.
Investing Activities
Capital expenditures for the quarter ended December 31, 2008, were approximately $29.5 million, which included $9.6 million for the construction of our two patient tower expansion projects in our Utah market.
Financing Activities
During the quarter ended December 31, 2008, pursuant to the terms of our senior secured credit facilities, we made net payments of $3.7 million, compared to net borrowings of $26.7 million in the prior year quarter. Additionally, we paid $734,000 in capital leases and other debt obligations during the quarter ended December 31, 2008.

Capital Resources
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
At December 31, 2008, amounts outstanding under our senior secured credit facilities consisted of $431.3 million under the term loan, $149.3 million under the delayed draw term loan and $45.6 million under the revolving credit facility. We also had $36.9 million and $22.1 million in letters of credit outstanding under the synthetic letter of credit facility and the revolving credit facility, respectively. The weighted average interest rate of outstanding borrowings under our senior secured credit facilities was 4.7% for the quarter ended December 31, 2008.
Included in the synthetic letter of credit facility is a performance guaranty of $36.7 million for the benefit of AHCCCS to support our obligations under the Health Choice contract to provide and pay for healthcare services. The amount of the performance guaranty is based in part upon the membership in the plan and the related capitation revenue paid to us.
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

$300.0 Million Holdings Senior PIK Loans
In fiscal 2007, IASIS Healthcare Corporation (“IAS”), our parent company, borrowed $300.0 million in Holdings Senior Paid-in-Kind (“PIK”) Loans, which mature June 15, 2014. Proceeds were used to repurchase certain preferred equity from the stockholders of IAS. The Holdings Senior PIK Loans bear interest at an annual rate equal to LIBOR plus 5.25%. The Holdings Senior PIK Loans rank behind our existing debt and will convert to cash-pay after five years, at which time accrued interest becomes payable. At December 31, 2008, the outstanding balance of the Holdings Senior PIK Loans was $351.0 million, which includes $51.0 million of interest that has accrued to the principal of these loans since the date of issuance.
Capital Expenditures
At December 31, 2008, we had construction and various other projects in progress with an estimated cost-to-complete and equip over the next year of approximately $37.8 million. During fiscal 2007, we began expansion projects at two of our Utah hospitals with projected costs totaling approximately $77.0 million to $82.0 million. As of December 31, 2008, we have spent approximately $60.8 million related to these projects. We plan to finance our proposed capital expenditures with cash generated from operations, borrowings under our senior secured credit facilities and other capital sources that may become available.
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
Liquidity
We rely on cash generated from our internal operations as our primary source of liquidity, as well as available credit facilities, project and bank financings and the issuance of long-term debt. From time to time, we have also utilized operating lease transactions that are sometimes referred to as off-balance sheet arrangements. We expect that our future funding for working capital needs, capital expenditures, long-term debt repayments and other financing activities will continue to be provided from some or all of these sources. Each of our existing and projected sources of cash is impacted by operational and financial risks that influence the overall amount of cash generated and the capital available to us. For example, cash generated by our business operations may be impacted by, among other things, economic downturns, weather-related catastrophes and adverse industry conditions. Our future liquidity will be impacted by our ability to access capital markets, which may be restricted due to our credit ratings, general market conditions, and by existing or future debt agreements. For a further discussion of risks that can impact our liquidity, see our risk factors beginning on page 25 of our Annual Report of Form 10-K for the fiscal year ended September 30, 2008.
Including available cash and our senior secured credit facilities at December 31, 2008, we had available liquidity as follows (in millions):

Available cash and cash equivalents	$92.8
Available capacity under our senior secured revolving credit facility	157.3

Net available liquidity at December 31, 2008	$250.1

Available capacity under our revolving credit facility assumes 100% participation from all lenders currently participating in our senior secured revolving credit facility. Currently, we have identified one defaulting lender, Lehman Brothers (“Lehman”), who has been unable to fund our revolver borrowings since September 2008. Lehman’s participation in our revolving credit facility is approximately 8.9%, or $20.0 million of our total revolver capacity. Assuming Lehman continues to default under the terms of the agreement, our net available liquidity at December 31, 2008, would be reduced to $230.1 million. In addition to our available liquidity, we expect to generate significant operating cash flow in fiscal 2009. We will also utilize proceeds from our financing activities as needed.

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
As a result of this evaluation, we believe that we will have sufficient liquidity for the next three years to fund the cash required for the payment of taxes and the capital expenditures required to maintain our facilities during this period of time. We are unable at this time to extend our evaluation of the sufficiency of our liquidity beyond three years. We cannot assure you, however, that our operating performance will generate sufficient cash flow from operations or that future borrowings will be available under our senior secured credit facilities, or otherwise, to enable us to grow our business, service our indebtedness, including the senior secured credit facilities and the 8 3/4% senior subordinated notes, or make anticipated capital expenditures. For more information, see our risk factors beginning on page 25 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.
One element of our business strategy is to selectively pursue acquisitions and strategic alliances in existing and new markets. Any acquisitions or strategic alliances may result in the incurrence of, or assumption by us, of additional indebtedness. We continually assess our capital needs and may seek additional financing, including debt or equity as considered necessary to fund capital expenditures and potential acquisitions or for other corporate purposes. Our future operating performance, ability to service or refinance our 8 3/4% senior subordinated notes and ability to service and extend or refinance our senior secured credit facilities will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. For more information, see our risk factors beginning on page 25 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.
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
RECENT ACCOUNTING PRONOUNCEMENTS
On October 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). This statement provides a single definition of fair value, establishes a framework for measuring fair value, and expands disclosures concerning fair value measurements. Our adoption of SFAS 157 did not have a material impact on our results of operations or financial position.
On October 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement permits entities to choose to measure certain financial instruments and other items at fair value at specified election dates. Our adoption of SFAS 159 did not have a material impact on our results of operations or financial position.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which applies prospectively to business combinations for which the acquisition date is on or after fiscal years beginning December 15, 2008. This statement replaces SFAS No. 141, Business Combinations (“SFAS 141”). This statement establishes principles and requirements for recognition and measurement of items acquired during a business combination, as well as certain disclosure requirements in the financial statements. We have not yet determined the impact of adopting of SFAS 141(R).
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. At December 31, 2008, we had in place $854.0 million in senior secured credit facilities bearing interest at variable rates at specified margins above either the agent bank’s alternate base rate or its LIBOR rate. The senior secured credit facilities consisted of a $439.0 million, seven-year term loan, a $150.0 million senior secured delayed draw term loan, a $225.0 million, six-year senior secured revolving credit facility, and a $40.0 million senior secured synthetic letter of credit facility. Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates on our consolidated financial position, results of operations or cash flows would not be material. As of December 31, 2008, we had variable rate debt of approximately $626.1 million. Holding other variables constant, including levels of indebtedness, a 0.125% increase in interest rates would have had an estimated impact on pre-tax earnings and cash flows for the next twelve month period of $783,000. We have not taken any action to cover interest rate risk and are not a party to any interest rate market risk management activities.
We have $475.0 million in senior subordinated notes due December 15, 2014, with interest payable semi-annually at the rate of 8 3/4% per annum. At December 31, 2008, the fair market value of the outstanding 8 3/4% notes was $365.8 million, based upon quoted market prices as of that date.
We currently believe we have adequate liquidity to fund operations during the near term through the generation of operating cash flows, cash on hand and access to our revolving credit facility, despite the current conditions in the financial and capital markets resulting from the global credit and liquidity crisis. However, our ability to borrow funds under our revolving credit facility is subject to the financial viability of the participating financial institutions. Since September 2008, we have identified one defaulting lender, Lehman, who has been unable to fund our revolver borrowings. Lehman’s participation in our revolving credit facility was approximately 8.9%, or $20.0 million of our total revolver capacity. We are currently working to replace this lender with a financially viable institution; however, we are unable to provide any assurance that this will be possible. Any further deterioration in the credit markets could limit our ability to access available funds under our revolving credit facility.
Item 4. Controls and Procedures
Evaluations of Disclosure Controls and Procedures
Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2008. Based on this evaluation, the principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports.

Changes in Internal Control Over Financial Reporting
During the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On March 31, 2008, the United States District Court for the District of Arizona (the “District Court”) dismissed with prejudice the qui tam complaint against IAS, our parent company. The qui tam action sought monetary damages and civil penalties under the federal False Claims Act (“ FCA”) and included allegations that certain business practices related to physician relationships and the medical necessity of certain procedures resulted in the submission of claims for reimbursement in violation of the FCA. The case dates back to March 2005 and became the subject of a subpoena by the Office of Inspector General (“OIG”) in September 2005. In August 2007, the case was unsealed and became a private lawsuit after the Department of Justice declined to intervene. The United States District Judge dismissed the case from the bench at the conclusion of oral arguments on IAS’ motion to dismiss. On April 21, 2008, the court issued a written order dismissing the case with prejudice and entering formal judgment for IAS. On May 7, 2008, the qui tam relator’s counsel filed a Notice of Appeal to the United States Court of Appeals for the Ninth Circuit to appeal the District Court’s dismissal of the case. On May 21, 2008, IAS filed a Notice of Cross-Appeal to the United States Court of Appeals for the Ninth Circuit from a portion of the April 21, 2008 Order and, on July 22, 2008, IAS filed a Motion to Disqualify relator’s counsel related to their misappropriation of information subject to a claim of attorney-client privilege by IAS. On August 21, 2008, the court issued a written order denying IAS’ Motion to Disqualify and resetting the briefing schedule associated with the Ninth Circuit appellate proceedings. On October 21, 2008, the relator filed his appeal brief with the United States Court of Appeals for the Ninth Circuit. IAS filed its cross-appeal brief on January 20, 2009. Currently, the appeals process is expected to take one to two years to complete.
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
Legislation may be enacted by Congress to restrict or prohibit physician ownership of hospitals. During 2007 and 2008, both houses of the U.S. Congress passed separate bills that included provisions that would have eliminated or significantly restricted the whole hospital exception, the exception under the Stark Law that allows for direct physician ownership in hospitals. While the whole hospital exception provisions in these bills did not become law, this issue continues to attract significant interest in Congress. In 2009, the U.S. House of Representatives passed a bill containing similar restrictions, although the version of the bill that passed the U.S. Senate did not contain such restrictions, and such restrictions did not become law. Additional bills currently pending in Congress contain similar restrictions. We are unable to predict whether the federal government will enact any legislation that contains provisions that eliminate or alter the whole hospital exception. If legislation restricting or eliminating the whole hospital exception becomes law, we could be required to unwind the physician ownership of seven of our hospitals, resulting in a repurchase of minority partners’ interests, or such hospitals could be subject to significant restrictions on their future expansion or current operations, among other areas.
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

IASIS HEALTHCARE LLC

Date: February 13, 2009	By:	/s/ John M. Doyle John M. Doyle
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.