Form 10-Q
period 2009-03-31
IASIS Healthcare LLC
filed 2009-05-14
CIK 1294632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
As of May 14, 2009, 100% of the registrant’s common interests outstanding (all of which are privately owned and are not traded on any public market) were owned by IASIS Healthcare Corporation, its sole member.

i

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements
IASIS HEALTHCARE LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	March 31,	September 30,
	2009	2008
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$121,936	$80,738
Accounts receivable, less allowance for doubtful accounts of $116,164 and $108,500 at March 31, 2009 and September 30, 2008, respectively	252,573	224,138
Inventories	49,588	49,454
Deferred income taxes	36,555	38,860
Prepaid expenses and other current assets	53,559	60,053

Total current assets	514,211	453,243

Property and equipment, net	1,003,715	1,004,248
Goodwill	780,578	780,599
Other intangible assets, net	31,500	33,000
Other assets, net	33,855	37,057

Total assets	$2,363,859	$2,308,147

LIABILITIES AND MEMBER’S EQUITY

Current liabilities:
Accounts payable	$64,609	$64,851
Salaries and benefits payable	36,897	31,807
Accrued interest payable	12,523	12,460
Medical claims payable	95,772	97,343
Other accrued expenses and other current liabilities	65,296	51,802
Current portion of long-term debt and capital lease obligations	8,630	7,623

Total current liabilities	283,727	265,886

Long-term debt and capital lease obligations	1,099,612	1,106,999
Deferred income taxes	116,654	111,092
Other long-term liabilities	49,541	44,526
Minority interests	52,189	51,875

Member’s equity	762,136	727,769

Total liabilities and member’s equity	$2,363,859	$2,308,147

See accompanying notes.

IASIS HEALTHCARE LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands)

	Quarter Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Net revenue:
Acute care revenue	$421,179	$392,648	$819,626	$758,758
Premium revenue	157,495	132,172	320,672	258,799

Total net revenue	578,674	524,820	1,140,298	1,017,557

Costs and expenses:
Salaries and benefits	168,372	160,068	330,508	315,634
Supplies	63,753	60,965	123,579	117,217
Medical claims	126,598	110,581	263,600	214,461
Other operating expenses	77,953	68,624	157,303	133,994
Provision for bad debts	45,167	42,657	92,298	80,806
Rentals and leases	9,734	9,294	19,213	17,921
Interest expense, net	15,817	19,665	34,795	40,844
Depreciation and amortization	24,296	23,858	49,292	46,439
Management fees	1,250	1,313	2,500	2,500
Hurricane-related property damage	938	—	938	—

Total costs and expenses	533,878	497,025	1,074,026	969,816

Earnings from continuing operations before gain (loss) on disposal of assets, minority interests and income taxes	44,796	27,795	66,272	47,741
Gain (loss) on disposal of assets, net	20	(2)	1,313	60
Minority interests	(2,977)	(1,112)	(4,574)	(1,870)

Earnings from continuing operations before income taxes	41,839	26,681	63,011	45,931
Income tax expense	16,449	10,630	25,260	18,417

Net earnings from continuing operations	25,390	16,051	37,751	27,514
Earnings (loss) from discontinued operations, net of income taxes	211	(1,335)	(500)	(2,083)

Net earnings	$25,601	$14,716	$37,251	$25,431

See accompanying notes.

IASIS HEALTHCARE LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Six Months Ended
	March 31,
	2009	2008
Cash flows from operating activities
Net earnings	$37,251	$25,431
Adjustments to reconcile net earnings to net cash provided by operating activities:
Loss from discontinued operations	500	2,083
Depreciation and amortization	49,292	46,439
Amortization of loan costs	1,498	1,446
Minority interests	4,574	1,870
Deferred income taxes	9,530	14,211
Gain on disposal of assets, net	(1,313)	(60)
Hurricane-related property damage	938	—
Stock compensation costs	279	—
Changes in operating assets and liabilities, net of the effect of acquisition and dispositions:
Accounts receivable, net	(29,695)	(3,312)
Inventories, prepaid expenses and other current assets	6,383	(12,304)
Accounts payable, other accrued expenses and other accrued liabilities	14,170	(43,165)

Net cash provided by operating activities — continuing operations	93,407	32,639
Net cash provided by (used in) operating activities — discontinued operations	1,124	(2,111)

Net cash provided by operating activities	94,531	30,528

Cash flows from investing activities
Purchases of property and equipment, net	(49,272)	(56,799)
Cash paid for acquisition, net	—	(16,822)
Proceeds from sale of assets	4,973	353
Change in other assets, net	1,595	1,914

Net cash used in investing activities — continuing operations	(42,704)	(71,354)
Net cash provided by (used in) investing activities — discontinued operations	10	(901)

Net cash used in investing activities	(42,694)	(72,255)

Cash flows from financing activities
Proceeds from debt borrowings	—	337,200
Payment of debt and capital lease obligations	(6,379)	(302,530)
Distribution of minority interests	(2,919)	(2,779)
Proceeds received from (costs paid for) sale of partnership interests, net	(1,341)	15,752

Net cash provided by (used in) financing activities — continuing operations	(10,639)	47,643
Net cash used in financing activities — discontinued operations	—	(255)

Net cash provided by (used in) financing activities	(10,639)	47,388

Change in cash and cash equivalents	41,198	5,661
Cash and cash equivalents at beginning of period	80,738	—

Cash and cash equivalents at end of period	$121,936	$5,661

Supplemental disclosure of cash flow information
Cash paid for interest	$33,969	$43,082

Cash received for income taxes, net	$(566)	$(4,913)

See accompanying notes.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. ORGANIZATION AND BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements as of and for the quarters and six months ended March 31, 2009 and 2008, reflect the financial position, results of operations and cash flows of IASIS Healthcare LLC (“IASIS” or the “Company”). The Company’s sole member and parent company is IASIS Healthcare Corporation (“Holdings” or “IAS”).
IASIS owns and operates medium-sized acute care hospitals in high-growth urban and suburban markets. At March 31, 2009, the Company owned or leased 15 acute care hospital facilities and one behavioral health hospital facility, with a total of 2,796 beds in service, located in six regions:
•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	Tampa-St. Petersburg, Florida;

•	three cities in Texas, including San Antonio;

•	Las Vegas, Nevada; and

•	West Monroe, Louisiana.
The Company also owns and operates Health Choice Arizona, Inc. (“Health Choice” or the “Plan”), a Medicaid and Medicare managed health plan in Phoenix, Arizona, which covered over 167,000 lives at March 31, 2009.
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

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no impact on the Company’s total assets, liabilities or member’s equity. The Company adjusted its accompanying condensed consolidated statements of operations and cash flows for the quarter and six months ended March 31, 2008, to reflect the operations and cash flows of Mesa General Hospital (“Mesa General”) and Biltmore Surgery Center (“Biltmore”) as discontinued operations. See Note 4 for further discussion of discontinued operations.
General and Administrative
The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include the IASIS corporate office costs, which were $10.6 million and $9.7 million for the quarters ended March 31, 2009 and 2008, respectively, and $20.6 million and $20.7 million for the six months ended March 31, 2009 and 2008, respectively.
2. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
Long-term debt and capital lease obligations consist of the following (in thousands):

	March 31,	September 30,
	2009	2008
Senior secured credit facilities	$624,651	$629,818
Senior subordinated notes	475,000	475,000
Capital leases and other obligations	8,591	9,804

	1,108,242	1,114,622

Less current maturities	8,630	7,623

	$1,099,612	$1,106,999

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
At March 31, 2009, amounts outstanding under the Company’s senior secured credit facilities consisted of a $430.2 million term loan, a $148.9 million delayed draw term loan and $45.6 million under the revolving credit facility. In addition, the Company had $36.9 million and $21.9 million in letters of credit outstanding under the synthetic letter of credit facility and the revolving credit facility, respectively. The weighted average interest rate of outstanding borrowings under the senior secured credit facilities was 2.7% and 3.7% for the quarter and six months ended March 31, 2009, respectively.
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
$300.0 Million Holdings Senior Paid-in-Kind Loans
In fiscal 2007, IAS issued $300.0 million in Holdings Senior Paid-in-Kind (“PIK”) Loans, which were used to repurchase certain preferred equity from its stockholders. The $300.0 million Holdings Senior PIK Loans mature June 15, 2014, and bear interest at an annual rate equal to LIBOR plus 5.25%. The Holdings Senior PIK Loans rank behind the Company’s existing debt and will convert to cash-pay after five years, at which time accrued interest becomes payable. At March 31, 2009, the outstanding balance of the Holdings Senior PIK Loans was $357.3 million, which includes $57.3 million of interest that has accrued to the principal of these loans since the date of issuance.
3. INTEREST RATE SWAPS
Effective March 2, 2009, the Company executed interest rate swap transactions with Citibank, N.A. and Wachovia Bank, N.A., as counterparties, with notional amounts totaling $425.0 million. The arrangements with each counterparty include two interest rate swap agreements, one with a notional amount of $112.5 million maturing on February 28, 2011 and one with a notional amount of $100.0 million maturing on February 29, 2012. The Company entered into these interest rate swap arrangements to mitigate the floating interest rate risk on a portion of its outstanding variable rate debt. Under these agreements, the Company is required to make monthly fixed rate payments to the counterparties, as calculated on the applicable notional amounts, at annual fixed rates, which range from 1.5% to 2.0% depending upon the agreement. The counterparties are obligated to make monthly floating rate payments to the Company based on the one-month LIBOR rate for the same referenced notional amount.

Total Notional
Date Range	Amounts
(in thousands)

March 2, 2009 to February 28, 2011	$225,000
March 2, 2009 to February 29, 2012	200,000

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Company accounts for its interest rate swaps in accordance with the provisions Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and SFAS No. 161, Disclosure About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities to improve the financial reporting for these derivative instruments. Under the provisions of SFAS 133, the Company has designated its interest rate swaps as cash flow hedge instruments. The Company assesses the effectiveness of these cash flow hedges on a quarterly basis, with any ineffectiveness being measured using the hypothetical derivative method. The Company completed an assessment of its cash flow hedge instruments during the quarter ended March 31, 2009, and determined its hedging instruments to be highly effective.
On October 1, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”), which provides a single definition of fair value, establishes a framework for measuring fair value, and expands disclosures concerning fair value measurements. The Company applies the provisions of SFAS 157 to the valuation and disclosure of its interest rates swaps. SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: (i) Level 1, which is defined as quoted prices in active markets that can be accessed at the measurement date; (ii) Level 2, which is defined as inputs other than quoted prices in active markets that are observable, either directly or indirectly; and (iii) Level 3, which is defined as unobservable inputs resulting from the existence of little or no market data, therefore potentially requiring an entity to develop its own assumptions.
The Company determines the fair value of its interest rate swaps in a manner consistent with that used by market participants in pricing hedging instruments, which includes using a discounted cash flow analysis based upon the terms of the agreements, the impact of the one-month forward LIBOR curve and an evaluation of credit risk. Given the use of observable market assumptions and the consideration of credit risk, the Company has categorized the valuation of its interest rate swaps as Level 2 under SFAS 157.
The fair value of the Company’s interest rate swaps at March 31, 2009, reflects a liability balance of $5.1 million and is included in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheet. The fair value of the Company’s interest rate swaps reflects a liability because market interest rates at the balance sheet date are below the fixed interest rate component included in the interest rate swap agreements. Any change in the fair value of the Company’s interest rate swaps, net of income taxes, is included in other comprehensive loss as a component of member’s equity in the accompanying unaudited condensed consolidated balance sheet.
4. DISCONTINUED OPERATIONS
The Company’s lease agreements to operate Mesa General, located in Mesa, Arizona, and Biltmore, located in Phoenix, Arizona, expired by their terms on July 31, 2008 and September 30, 2008, respectively. The Company discontinued services at Mesa General on May 31, 2008, and Biltmore on April 30, 2008. The operating results of Mesa General and Biltmore are classified in the Company’s accompanying unaudited condensed consolidated financial statements as discontinued operations in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset. The following table sets forth the components of discontinued operations for the quarters and six months ended March 31, 2009 and 2008, respectively, (in thousands):

	Quarter Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Total net revenue	$98	$19,259	$326	$39,617

Operating expenses	(239)	21,382	1,124	42,928
Income tax expense (benefit)	126	(788)	(298)	(1,228)

Earnings (loss) from discontinued operations, net of income taxes	$211	$(1,335)	$(500)	$(2,083)

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Company allocated to discontinued operations interest expense of $624,000 and $1.2 million for the quarter and six months ended March 31, 2008, respectively. The allocation of interest expense to discontinued operations was based on the ratio of disposed net assets of Mesa General and Biltmore to the sum of total net assets of the Company plus the Company’s total outstanding debt.
Income taxes allocated to the discontinued operations resulted in related effective tax rates of 37.4% and 37.1% for the quarters ended March 31, 2009 and 2008, respectively, and 37.3% and 37.1% for the six months ended March 31, 2009 and 2008, respectively.
5. OTHER COMPREHENSIVE LOSS
A summary of activity in the Company’s accumulated other comprehensive loss consists of the following (in thousands):

Balance at September 30, 2008	$—

Change in fair value of interest rate swaps, net of income tax effect of $1,897	(3,172)

Balance at March 31, 2009	$(3,172)

6. COMMITMENTS AND CONTINGENCIES
Net Revenue
The calculation of appropriate payments from the Medicare and Medicaid programs, as well as terms governing agreements with other third-party payors, is complex and subject to interpretation. Final determination of amounts earned under the Medicare and Medicaid programs often occurs subsequent to the year in which services are rendered because of audits by the programs, rights of appeal and the application of numerous technical provisions. In the opinion of management, adequate provision has been made for adjustments that may result from such routine audits and appeals.
Professional, General and Workers’ Compensation Liability Risks
The Company is subject to claims and legal actions in the ordinary course of business, including but not limited to claims relating to patient treatment and personal injuries. To cover these types of claims, the Company maintains professional and general liability insurance in excess of self-insured retentions through a commercial insurance carrier in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is currently not a party to any such proceedings that, in the Company’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company expenses an estimate of the costs it expects to incur under the self-insured retention exposure for professional and general liability claims using historical claims data, demographic factors, severity factors, current incident logs and other actuarial analysis. At March 31, 2009 and September 30, 2008, the Company’s professional and general liability accrual for asserted and unasserted claims totaled $34.8 million and $34.3 million, respectively. The semi-annual valuations from the Company’s independent actuary for professional and general liability losses resulted in a change in related estimates for prior periods which decreased professional and general liability expense by $3.2 million during the quarter and six months ended March 31, 2009, compared to a decrease of $3.9 million during the same prior year periods.
The Company is subject to claims and legal actions in the ordinary course of business related to workers’ compensation and other labor and employment matters. To cover these types of claims, the Company maintains workers’ compensation insurance coverage with a self-insured retention. The Company accrues costs of workers’ compensation claims based upon estimates derived from its claims experience. The semi-annual valuations from the Company’s independent actuary for workers’ compensation losses resulted in a change in related estimates for prior periods which decreased workers’ compensation expense by $852,000 during the quarter and six months ended March 31, 2009, and increased workers’ compensation expense by $803,000 during the same prior year periods.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Health Choice
Health Choice has entered into capitated contracts whereby the Plan provides healthcare services in exchange for fixed periodic and supplemental payments from the Arizona Health Care Cost Containment System (“AHCCCS”) and the Centers for Medicare & Medicaid Services (“CMS”). These services are provided regardless of the actual costs incurred to provide these services. The Company receives reinsurance and other supplemental payments from AHCCCS to cover certain costs of healthcare services that exceed certain thresholds. The Company believes that current capitated payments, together with reinsurance and other supplemental payments are sufficient to pay for the services Health Choice is obligated to deliver.
As of March 31, 2009, the Company has provided a performance guaranty in the form of a letter of credit in the amount of $36.7 million for the benefit of AHCCCS to support its obligations under the Health Choice contract to provide and pay for the healthcare services of its members. The amount of the performance guaranty is generally based in part upon the membership in the Plan and the related capitation revenue paid to Health Choice.
Capital Expenditure Commitments
As of March 31, 2009, the Company is expanding and renovating some of its existing facilities to provide additional capacity, more effectively deliver patient care and provide a greater variety of services. The Company had incurred $84.9 million in costs toward uncompleted projects as of March 31, 2009, which is included in property and equipment in the accompanying unaudited condensed consolidated balance sheet. At March 31, 2009, the Company had various construction and other projects in progress with an estimated additional cost to complete and equip of approximately $29.2 million, including patient tower expansions at Jordan Valley Medical Center and Davis Hospital and Medical Center, two of the Company’s Utah hospitals. At March 31, 2009, the Company’s expansion project at Jordan Valley Medical Center, including the patient tower which opened on January 29, 2009, was nearing completion.
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
At March 31, 2009 and September 30, 2008, the Company had liabilities for these minimum revenue guarantees totaling $1.8 million and $2.2 million, respectively. At March 31, 2009, the maximum amount of all minimum revenue guarantees that could be paid prospectively was $3.0 million.
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

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Other
On March 31, 2008, the United States District Court for the District of Arizona (the “District Court”) dismissed with prejudice the qui tam complaint against IAS, the Company’s parent company. The qui tam action sought monetary damages and civil penalties under the federal False Claims Act (“FCA”) and included allegations that certain business practices related to physician relationships and the medical necessity of certain procedures resulted in the submission of claims for reimbursement in violation of the FCA. The case dates back to March 2005 and became the subject of a subpoena by the Office of Inspector General (“OIG”) in September 2005. In August 2007, the case was unsealed and became a private lawsuit after the Department of Justice declined to intervene. The United States District Judge dismissed the case from the bench at the conclusion of oral arguments on IAS’ motion to dismiss. On April 21, 2008, the court issued a written order dismissing the case with prejudice and entering formal judgment for IAS. On May 7, 2008, the qui tam relator’s counsel filed a Notice of Appeal to the United States Court of Appeals for the Ninth Circuit to appeal the District Court’s dismissal of the case. On May 21, 2008, IAS filed a Notice of Cross-Appeal to the United States Court of Appeals for the Ninth Circuit from a portion of the April 21, 2008 Order and, on July 22, 2008, IAS filed a Motion to Disqualify relator’s counsel related to their misappropriation of information subject to a claim of attorney-client privilege by IAS. On August 21, 2008, the court issued a written order denying IAS’ Motion to Disqualify and resetting the briefing schedule associated with the Ninth Circuit appellate proceedings. On October 21, 2008, the relator filed his appeal brief with the United States Court of Appeals for the Ninth Circuit. IAS filed its cross-appeal brief on January 20, 2009. Currently, the appeals process is expected to take one to two years to complete. If the appeal of the order dismissing the qui tam action with prejudice was to be resolved in a manner unfavorable to the Company, it could have a material adverse effect on the Company’s business, financial condition and results of operations, including exclusion from the Medicare and Medicaid programs.
The Company’s facilities obtain clinical and administrative services from a variety of vendors. One vendor, a medical practice that furnished cardiac catheterization services under contractual arrangements at Mesa General and St. Luke’s Medical Center (“St. Luke’s”) through March 31, 2008 and May 31, 2008, respectively, has claimed that, because of deferred fee adjustments that it claims are due under these arrangements, it is owed additional amounts for services rendered since April 1, 2006 at both facilities. The Company and the vendor have not reached agreement with respect to the amount of the fee adjustment, if any, that is contractually required, nor with respect to the methodology that may appropriately be used in determining such amount. On October 1, 2008, the vendor filed a complaint in arbitration for an aggregate adjustment in excess of amounts accrued to date by the Company. Although the Company cannot currently estimate the amount of any fee adjustment that Mesa General or St. Luke’s ultimately may be required to pay, it believes that the aggregate adjustment sought by the vendor is substantially in excess of any such amount. Likewise, the vendor has also filed a state-court complaint asserting its fee adjustment claims and also alleging certain tort claims that arise from the same fee dispute, as well as from the closure of Mesa General preceding expiration of the Company’s lease for the Mesa General property in July 2008. The majority of the vendor’s cardiac catheterization services were performed at the Mesa General facility, which is included in discontinued operations in the accompanying unaudited condensed consolidated statements of operations. The Company believes that these claims are subject to binding arbitration as required by contract and has moved for dismissal of the pending complaints on that basis.
7. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This statement replaces SFAS No. 141, Business Combinations. This statement establishes principles and requirements for recognition and measurement of items acquired during a business combination, as well as certain disclosure requirements in the financial statements. The Company does not believe the adoption of SFAS 141(R) will have a material impact on its results of operations or financial position; however, it is anticipated to have a material effect on the Company’s accounting for future acquisitions.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), which is effective for fiscal years beginning after December 15, 2008. The objective of this statement is to improve the relevance, comparability, and transparency of financial information, specifically noncontrolling interests, that is provided in consolidated financial statements. The Company does not believe the adoption of SFAS 160 will have a material impact on its results of operations or financial position; however, it could potentially have a material effect on the presentation of its financial statements.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
8. SEGMENT AND GEOGRAPHIC INFORMATION
The Company’s acute care hospitals and related healthcare businesses are similar in their activities and the economic environments in which they operate (i.e. urban and suburban markets). Accordingly, the Company’s reportable operating segments consist of (1) acute care hospitals and related healthcare businesses, collectively “Acute Care”, and (2) Health Choice. The following is a financial summary by business segment for the periods indicated (in thousands):

	For the Quarter Ended March 31, 2009
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue	$421,179	$—	$—	$421,179
Premium revenue	—	157,495	—	157,495
Revenue between segments	2,312	—	(2,312)	—

Net revenue	423,491	157,495	(2,312)	578,674

Salaries and benefits	163,423	4,949	—	168,372
Supplies	63,670	83	—	63,753
Medical claims	—	128,910	(2,312)	126,598
Other operating expenses	70,611	7,342	—	77,953
Provision for bad debts	45,167	—	—	45,167
Rentals and leases	9,302	432	—	9,734
Hurricane-related property damage	938	—	—	938

Adjusted EBITDA(1)	70,380	15,779	—	86,159

Interest expense, net	15,817	—	—	15,817
Depreciation and amortization	23,415	881	—	24,296
Management fees	1,250	—	—	1,250

Earnings from continuing operations before gain on disposal of assets, minority interests and income taxes	29,898	14,898	—	44,796
Gain on disposal of assets, net	20	—	—	20
Minority interests	(2,977)	—	—	(2,977)

Earnings from continuing operations before income taxes	$26,941	$14,898	$—	$41,839

	For the Quarter Ended March 31, 2008
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue	$392,648	$—	$—	$392,648
Premium revenue	—	132,172	—	132,172
Revenue between segments	2,348	—	(2,348)	—

Net revenue	394,996	132,172	(2,348)	524,820

Salaries and benefits	155,735	4,333	—	160,068
Supplies	60,921	44	—	60,965
Medical claims	—	112,929	(2,348)	110,581
Other operating expenses	64,286	4,338	—	68,624
Provision for bad debts	42,657	—	—	42,657
Rentals and leases	9,005	289	—	9,294

Adjusted EBITDA(1)	62,392	10,239	—	72,631

Interest expense, net	19,665	—	—	19,665
Depreciation and amortization	22,959	899	—	23,858
Management fees	1,313	—	—	1,313

Earnings from continuing operations before loss on disposal of assets, minority interests and income taxes	18,455	9,340	—	27,795
Loss on disposal of assets, net	(2)	—	—	(2)
Minority interests	(1,112)	—	—	(1,112)

Earnings from continuing operations before income taxes	$17,341	$9,340	$—	$26,681

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Adjusted EBITDA represents net earnings from continuing operations before interest expense, income tax expense, depreciation and amortization, gain (loss) on disposal of assets, minority interests and management fees. Management fees represent monitoring and advisory fees paid to TPG, the Company’s majority financial sponsor, and certain other members of IASIS Investment LLC, majority shareholder of IAS. Management routinely calculates and communicates adjusted EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within the healthcare industry to evaluate hospital performance, allocate resources and measure leverage capacity and debt service ability. In addition, the Company uses adjusted EBITDA as a measure of performance for its business segments and for incentive compensation purposes. Adjusted EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net earnings, cash flows generated by operating, investing, or financing activities or other financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance or liquidity. Adjusted EBITDA, as presented, differs from what is defined under the Company’s senior secured credit facilities and may not be comparable to similarly titled measures of other companies.

	For the Six Months Ended March 31, 2009
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue	$819,626	$—	$—	$819,626
Premium revenue	—	320,672	—	320,672
Revenue between segments	4,009	—	(4,009)	—

Net revenue	823,635	320,672	(4,009)	1,140,298

Salaries and benefits	320,655	9,853	—	330,508
Supplies	123,411	168	—	123,579
Medical claims	—	267,609	(4,009)	263,600
Other operating expenses	144,396	12,907	—	157,303
Provision for bad debts	92,298	—	—	92,298
Rentals and leases	18,403	810	—	19,213
Hurricane-related property damage	938	—	—	938

Adjusted EBITDA(1)	123,534	29,325	—	152,859

Interest expense, net	34,795	—	—	34,795
Depreciation and amortization	47,540	1,752	—	49,292
Management fees	2,500	—	—	2,500

Earnings from continuing operations before gain on disposal of assets, minority interests and income taxes	38,699	27,573	—	66,272
Gain on disposal of assets, net	1,313	—	—	1,313
Minority interests	(4,574)	—	—	(4,574)

Earnings from continuing operations before income taxes	$35,438	$27,573	$—	$63,011

Segment assets	$2,156,408	$207,451		$2,363,859

Capital expenditures — continuing operations	$48,486	$786		$49,272

Goodwill	$774,821	$5,757		$780,578

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the Six Months Ended March 31, 2008
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue	$758,758	$—	$—	$758,758
Premium revenue	—	258,799	—	258,799
Revenue between segments	4,678	—	(4,678)	—

Net revenue	763,436	258,799	(4,678)	1,017,557

Salaries and benefits	307,258	8,376	—	315,634
Supplies	117,096	121	—	117,217
Medical claims	—	219,139	(4,678)	214,461
Other operating expenses	125,184	8,810	—	133,994
Provision for bad debts	80,806	—	—	80,806
Rentals and leases	17,347	574	—	17,921

Adjusted EBITDA(1)	115,745	21,779	—	137,524

Interest expense, net	40,844	—	—	40,844
Depreciation and amortization	44,645	1,794	—	46,439
Management fees	2,500	—	—	2,500

Earnings from continuing operations before gain on disposal of assets, minority interests and income taxes	27,756	19,985	—	47,741
Gain on disposal of assets, net	60	—	—	60
Minority interests	(1,870)	—	—	(1,870)

Earnings from continuing operations before income taxes	$25,946	$19,985	$—	$45,931

Segment assets	$2,076,715	$164,426		$2,241,141

Capital expenditures — continuing operations	$56,622	$177		$56,799

Goodwill	$764,448	$5,757		$770,205

(1)	Adjusted EBITDA represents net earnings from continuing operations before interest expense, income tax expense, depreciation and amortization, gain on disposal of assets, minority interests and management fees. Management fees represent monitoring and advisory fees paid to TPG, the Company’s majority financial sponsor, and certain other members of IASIS Investment LLC, majority shareholder of IAS. Management routinely calculates and communicates adjusted EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within the healthcare industry to evaluate hospital performance, allocate resources and measure leverage capacity and debt service ability. In addition, the Company uses adjusted EBITDA as a measure of performance for its business segments and for incentive compensation purposes. Adjusted EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net earnings, cash flows generated by operating, investing, or financing activities or other financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance or liquidity. Adjusted EBITDA, as presented, differs from what is defined under the Company’s senior secured credit facilities and may not be comparable to similarly titled measures of other companies.
9. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
The 8 3/4% notes described in Note 2 are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s existing domestic subsidiaries, other than non-guarantor subsidiaries which include Health Choice and the Company’s non-wholly owned subsidiaries.
Summarized condensed consolidating balance sheets at March 31, 2009 and September 30, 2008, condensed consolidating statements of operations for the quarters and six months ended March 31, 2009 and 2008, and condensed consolidating statements of cash flows for the six months ended March 31, 2009 and 2008, for the Company, segregating the parent company issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, are found below. Prior year amounts have been reclassified to conform to the current year presentation.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Balance Sheet (unaudited)
March 31, 2009
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$120,703	$1,233	$—	$121,936
Accounts receivable, net	—	102,346	150,227	—	252,573
Inventories	—	21,177	28,411	—	49,588
Deferred income taxes	36,555	—	—	—	36,555
Prepaid expenses and other current assets	—	22,137	31,422	—	53,559

Total current assets	36,555	266,363	211,293	—	514,211

Property and equipment, net	—	358,459	645,256	—	1,003,715
Intercompany	—	(174,794)	174,794	—	—
Net investment in and advances to subsidiaries	1,720,788	—	—	(1,720,788)	—
Goodwill	18,569	128,865	633,144	—	780,578
Other intangible assets, net	—	—	31,500	—	31,500
Other assets, net	16,712	12,148	4,995	—	33,855

Total assets	$1,792,624	$591,041	$1,700,982	$(1,720,788)	$2,363,859

Liabilities and Member’s Equity
Current liabilities:
Accounts payable	$—	$27,079	$37,530	$—	$64,609
Salaries and benefits payable	—	20,769	16,128	—	36,897
Accrued interest payable	12,523	(3,239)	3,239	—	12,523
Medical claims payable	—	—	95,772	—	95,772
Other accrued expenses and other current liabilities	—	53,328	11,968	—	65,296
Current portion of long-term debt and capital lease obligations	7,507	1,123	20,122	(20,122)	8,630

Total current liabilities	20,030	99,060	184,759	(20,122)	283,727

Long-term debt and capital lease obligations	1,093,761	5,851	574,533	(574,533)	1,099,612
Deferred income taxes	116,654	—	—	—	116,654
Other long-term liabilities	—	48,891	650	—	49,541
Minority interests	—	52,189	—	—	52,189

Total liabilities	1,230,445	205,991	759,942	(594,655)	1,601,723

Member’s equity	562,179	385,050	941,040	(1,126,133)	762,136

Total liabilities and member’s equity	$1,792,624	$591,041	$1,700,982	$(1,720,788)	$2,363,859

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

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
For the Quarter Ended March 31, 2009 (unaudited)
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue:
Acute care revenue	$—	$163,677	$259,814	$(2,312)	$421,179
Premium revenue	—	—	157,495	—	157,495

Total net revenue	—	163,677	417,309	(2,312)	578,674

Costs and expenses:
Salaries and benefits	—	84,594	83,778	—	168,372
Supplies	—	26,497	37,256	—	63,753
Medical claims	—	—	128,910	(2,312)	126,598
Other operating expenses	—	26,497	51,456	—	77,953
Provision for bad debts	—	21,660	23,507	—	45,167
Rentals and leases	—	3,970	5,764	—	9,734
Interest expense, net	15,817	—	9,929	(9,929)	15,817
Depreciation and amortization	—	10,495	13,801	—	24,296
Management fees	1,250	(5,597)	5,597	—	1,250
Hurricane-related property damage	—	—	938	—	938
Equity in earnings of affiliates	(49,314)	—	—	49,314	—

Total costs and expenses	(32,247)	168,116	360,936	37,073	533,878

Earnings (loss) from continuing operations before gain (loss) on disposal of assets, minority interests and income taxes	32,247	(4,439)	56,373	(39,385)	44,796
Gain (loss) on disposal of assets, net	—	21	(1)	—	20
Minority interests	—	(2,977)	—	—	(2,977)

Earnings (loss) from continuing operations before income taxes	32,247	(7,395)	56,372	(39,385)	41,839
Income tax expense	16,449	—	—	—	16,449

Net earnings (loss) from continuing operations	15,798	(7,395)	56,372	(39,385)	25,390
Earnings (loss) from discontinued operations, net of income taxes	(126)	336	1	—	211

Net earnings (loss)	$15,672	$(7,059)	$56,373	$(39,385)	$25,601

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
For the Quarter Ended March 31, 2008 (unaudited)
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue:
Acute care revenue	$—	$169,461	$225,535	$(2,348)	$392,648
Premium revenue	—	—	132,172	—	132,172

Total net revenue	—	169,461	357,707	(2,348)	524,820

Costs and expenses:
Salaries and benefits	—	80,740	79,328	—	160,068
Supplies	—	29,210	31,755	—	60,965
Medical claims	—	—	112,929	(2,348)	110,581
Other operating expenses	—	25,646	42,978	—	68,624
Provision for bad debts	—	23,727	18,930	—	42,657
Rentals and leases	—	3,851	5,443	—	9,294
Interest expense, net	19,665	—	13,495	(13,495)	19,665
Depreciation and amortization	—	10,795	13,063	—	23,858
Management fees	1,313	(4,886)	4,886	—	1,313
Equity in earnings of affiliates	(32,430)	—	—	32,430	—

Total costs and expenses	(11,452)	169,083	322,807	16,587	497,025

Earnings (loss) from continuing operations before gain (loss) on disposal of assets, minority interests and income taxes	11,452	378	34,900	(18,935)	27,795
Gain (loss) on disposal of assets, net	—	4	(6)	—	(2)
Minority interests	—	(1,112)	—	—	(1,112)

Earnings (loss) from continuing operations before income taxes	11,452	(730)	34,894	(18,935)	26,681
Income tax expense	10,630	—	—	—	10,630

Net earnings (loss) from continuing operations	822	(730)	34,894	(18,935)	16,051
Earnings (loss) from discontinued operations, net of income taxes	399	(711)	(1,023)	—	(1,335)

Net earnings (loss)	$1,221	$(1,441)	$33,871	$(18,935)	$14,716

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
For the Six Months Ended March 31, 2009 (unaudited)
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue:
Acute care revenue	$—	$325,435	$498,200	$(4,009)	$819,626
Premium revenue	—	—	320,672	—	320,672

Total net revenue	—	325,435	818,872	(4,009)	1,140,298

Costs and expenses:
Salaries and benefits	—	165,188	165,320	—	330,508
Supplies	—	51,571	72,008	—	123,579
Medical claims	—	—	267,609	(4,009)	263,600
Other operating expenses	—	55,595	101,708	—	157,303
Provision for bad debts	—	45,740	46,558	—	92,298
Rentals and leases	—	8,017	11,196	—	19,213
Interest expense, net	34,795	—	23,773	(23,773)	34,795
Depreciation and amortization	—	21,763	27,529	—	49,292
Management fees	2,500	(10,736)	10,736	—	2,500
Hurricane-related property damage	—	—	938	—	938
Equity in earnings of affiliates	(75,735)	—	—	75,735	—

Total costs and expenses	(38,440)	337,138	727,375	47,953	1,074,026

Earnings (loss) from continuing operations before gain on disposal of assets, minority interests and income taxes	38,440	(11,703)	91,497	(51,962)	66,272
Gain on disposal of assets, net	—	1,292	21	—	1,313
Minority interests	—	(4,574)	—	—	(4,574)

Earnings (loss) from continuing operations before income taxes	38,440	(14,985)	91,518	(51,962)	63,011
Income tax expense	25,260	—	—	—	25,260

Net earnings (loss) from continuing operations	13,180	(14,985)	91,518	(51,962)	37,751
Earnings (loss) from discontinued operations, net of income taxes	298	(814)	16	—	(500)

Net earnings (loss)	$13,478	$(15,799)	$91,534	$(51,962)	$37,251

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
For the Six Months Ended March 31, 2008 (unaudited)
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue:
Acute care revenue	$—	$329,396	$434,040	$(4,678)	$758,758
Premium revenue	—	—	258,799	—	258,799

Total net revenue	—	329,396	692,839	(4,678)	1,017,557

Costs and expenses:
Salaries and benefits	—	160,310	155,324	—	315,634
Supplies	—	56,639	60,578	—	117,217
Medical claims	—	—	219,139	(4,678)	214,461
Other operating expenses	—	52,569	81,425	—	133,994
Provision for bad debts	—	42,702	38,104	—	80,806
Rentals and leases	—	7,420	10,501	—	17,921
Interest expense, net	40,844	—	27,245	(27,245)	40,844
Depreciation and amortization	—	20,913	25,526	—	46,439
Management fees	2,500	(9,411)	9,411	—	2,500
Equity in earnings of affiliates	(59,510)	—	—	59,510	—

Total costs and expenses	(16,166)	331,142	627,253	27,587	969,816

Earnings (loss) from continuing operations before gain (loss) on disposal of assets, minority interests and income taxes	16,166	(1,746)	65,586	(32,265)	47,741
Gain (loss) on disposal of assets, net	—	69	(9)	—	60
Minority interests	—	(1,870)	—	—	(1,870)

Earnings (loss) from continuing operations before income taxes	16,166	(3,547)	65,577	(32,265)	45,931
Income tax expense	18,417	—	—	—	18,417

Net earnings (loss) from continuing operations	(2,251)	(3,547)	65,577	(32,265)	27,514
Earnings (loss) from discontinued operations, net of income taxes	437	(622)	(1,898)	—	(2,083)

Net earnings (loss)	$(1,814)	$(4,169)	$63,679	$(32,265)	$25,431

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended March 31, 2009 (unaudited)
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net earnings (loss)	$13,478	$(15,799)	$91,534	$(51,962)	$37,251
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Loss (earnings) from discontinued operations	(298)	814	(16)	—	500
Depreciation and amortization	—	21,763	27,529	—	49,292
Amortization of loan costs	1,498	—	—	—	1,498
Minority interests	—	4,574	—	—	4,574
Deferred income taxes	9,530	—	—	—	9,530
Gain on disposal of assets, net	—	(1,292)	(21)	—	(1,313)
Hurricane-related property damage	—	—	938	—	938
Stock compensation costs	279	—	—	—	279
Equity in earnings of affiliates	(75,735)	—	—	75,735	—
Changes in operating assets and liabilities, net of the effect of dispositions:
Accounts receivable, net	—	(2,161)	(27,534)	—	(29,695)
Inventories, prepaid expenses and other current assets	—	(1,352)	7,735	—	6,383
Accounts payable, other accrued expenses and other accrued liabilities	63	28,585	(14,478)	—	14,170

Net cash provided by (used in) operating activities — continuing operations	(51,185)	35,132	85,687	23,773	93,407
Net cash provided by (used in) operating activities — discontinued operations	(298)	1,611	(189)	—	1,124

Net cash provided by (used in) operating activities	(51,483)	36,743	85,498	23,773	94,531

Cash flows from investing activities
Purchases of property and equipment, net	—	(14,835)	(34,437)	—	(49,272)
Proceeds from sale of assets	—	2,741	2,232	—	4,973
Change in other assets, net	—	(309)	1,904	—	1,595

Net cash used in investing activities — continuing operations	—	(12,403)	(30,301)	—	(42,704)
Net cash provided by investing activities — discontinued operations	—	10	—	—	10

Net cash used in investing activities	—	(12,393)	(30,301)	—	(42,694)

Cash flows from financing activities
Payment of debt and capital lease obligations	(5,723)	158	(814)	—	(6,379)
Distribution of minority interests	—	(140)	(2,779)	—	(2,919)
Costs paid for sale of partnership interests, net	—	(1,341)	—	—	(1,341)
Change in intercompany balances with affiliates, net	57,206	17,340	(50,773)	(23,773)	—

Net cash provided by (used in) financing activities	51,483	16,017	(54,366)	(23,773)	(10,639)

Increase in cash and cash equivalents	—	40,367	831	—	41,198
Cash and cash equivalents at beginning of period	—	80,336	402	—	80,738

Cash and cash equivalents at end of period	$—	$120,703	$1,233	$—	$121,936

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended March 31, 2008 (unaudited)
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net earnings (loss)	$(1,814)	$(4,169)	$63,679	$(32,265)	$25,431
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Loss (earnings) from discontinued operations	(437)	622	1,898	—	2,083
Depreciation and amortization	—	20,913	25,526	—	46,439
Amortization of loan costs	1,446	—	—	—	1,446
Minority interests	—	1,870	—	—	1,870
Deferred income taxes	14,211	—	—	—	14,211
Loss (gain) on disposal of assets, net	—	(69)	9	—	(60)
Equity in earnings of affiliates	(59,510)	—	—	59,510	—
Changes in operating assets and liabilities, net of the effect of acquisition and dispositions:
Accounts receivable, net	—	8,302	(11,614)	—	(3,312)
Inventories, prepaid expenses and other current assets	—	1,086	(13,390)	—	(12,304)
Accounts payable, other accrued expenses and other accrued liabilities	(6,606)	(31,098)	(5,461)	—	(43,165)

Net cash provided by (used in) operating activities — continuing operations	(52,710)	(2,543)	60,647	27,245	32,639
Net cash provided by (used in) operating activities — discontinued operations	437	(1,225)	(1,323)	—	(2,111)

Net cash provided by (used in) operating activities	(52,273)	(3,768)	59,324	27,245	30,528

Cash flows from investing activities
Purchases of property and equipment, net	—	(21,961)	(34,838)	—	(56,799)
Cash paid for acquisition, net	—	(16,822)	—	—	(16,822)
Proceeds from the sale of assets	—	87	266	—	353
Change in other assets, net	—	1,416	498	—	1,914

Net cash used in investing activities — continuing operations	—	(37,280)	(34,074)	—	(71,354)
Net cash used in investing activities — discontinued operations	—	(901)	—	—	(901)

Net cash used in investing activities	—	(38,181)	(34,074)	—	(72,255)

Cash flows from financing activities
Proceeds from debt borrowings	337,200	—	—	—	337,200
Payment of debt and capital lease obligations	(300,562)	(351)	(1,617)	—	(302,530)
Distribution of minority interests	—	(241)	(2,538)	—	(2,779)
Proceeds received from sale of partnership interests, net	—	15,752	—	—	15,752
Change in intercompany balances with affiliates, net	15,635	35,119	(23,509)	(27,245)	—

Net cash provided by (used in) financing activities — continuing operations	52,273	50,279	(27,664)	(27,245)	47,643
Net cash used in financing activities — discontinued operations	—	(255)	—	—	(255)

Net cash provided by (used in) financing activities	52,273	50,024	(27,664)	(27,245)	47,388

Increase (decrease) in cash and cash equivalents	—	8,075	(2,414)	—	5,661
Cash and cash equivalents at beginning of period	—	(4,052)	4,052	—	—

Cash and cash equivalents at end of period	$—	$4,023	$1,638	$—	$5,661

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements, the notes to our unaudited condensed consolidated financial statements and the other financial information appearing elsewhere in this report. Data for the quarters ended March 31, 2009 and 2008 has been derived from our unaudited condensed consolidated financial statements. References herein to “we,” “our” and “us” are to IASIS Healthcare LLC and its subsidiaries.
FORWARD LOOKING STATEMENTS
Some of the statements we make in this report are forward-looking within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations including, but not limited to, the discussions of our operating and growth strategy (including possible acquisitions and dispositions), financing needs, projections of revenue, income or loss, capital expenditures and future operations. Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results in future periods to differ materially from those anticipated in the forward-looking statements. Those risks and uncertainties include, among others, the risks and uncertainties related to our ability to generate sufficient cash to service our existing indebtedness, our substantial level of indebtedness that could adversely affect our financial condition, the possibility of an increase in interest rates, which would increase the cost of servicing our debt and could reduce profitability, our ability to retain and negotiate favorable contracts with managed care plans, changes in legislation and regulations that may significantly reduce government healthcare spending and our revenue and may require us to make changes to our operations, our hospitals’ competition for patients from other hospitals and healthcare providers, our hospitals facing a growth in volume and revenue related to uncompensated care, our ability to recruit and retain quality physicians, our hospitals’ competition for staffing which may increase our labor costs and reduce profitability, our failure to continually enhance our hospitals with the most recent technological advances in diagnostic and surgical equipment that may adversely affect our ability to maintain and expand our markets, our failure to comply with extensive laws and government regulations, the possible enactment of legislation that would impose significant restrictions on hospitals that have physician owners, the potential of exposure to liability from some of our hospitals being required to submit to the Department of Health and Human Services information on their relationships with physicians, expenses incurred in connection with an appeal of the court order dismissing with prejudice the qui tam litigation, the possibility that we may become subject to federal and state investigations in the future, our ability to satisfy regulatory requirements with respect to our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, a failure of our information systems that would adversely affect our ability to properly manage our operations, an economic downturn or other material change in any one of the regions in which we operate, potential liabilities because of claims brought against our facilities, increasing insurance costs that may reduce our cash flows and net earnings, the impact of certain factors, including severe weather conditions and natural disasters, on operations at our hospitals, our ability to control costs at Health Choice Arizona, Inc. (“Health Choice” or the “Plan”), the impact of any significant alteration to the Arizona Health Care Cost Containment System (“AHCCCS”) payment structure of its contracts, the possibility of Health Choice’s contract with AHCCCS being discontinued, significant competition from other healthcare companies and state efforts to regulate the sale of not-for-profit hospitals that may affect our ability to acquire hospitals, difficulties with the integration of acquisitions that may disrupt our ongoing operations, the significant capital expenditures that would be involved in the construction of current projects or other new hospitals that could have an adverse effect on our liquidity, state efforts to regulate the construction or expansion of hospitals that could impair our ability to operate and expand our operations, our dependence on key personnel, the loss of one or more of which could have a material adverse effect on our business, potential responsibilities and costs under environmental laws that could lead to material expenditures or liability, the possibility of a decline in the fair value of our reporting units that could result in a material non-cash charge to earnings and those risks, uncertainties and other matters detailed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, and in our subsequent filings with the Securities and Exchange Commission (the “SEC”).
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

EXECUTIVE OVERVIEW
We are a leading owner and operator of medium-sized acute care hospitals in high-growth urban and suburban markets. We operate our hospitals with a strong community focus by offering and developing healthcare services targeted to the needs of the markets we serve, promoting strong relationships with physicians and working with local managed care plans. At March 31, 2009, we owned or leased 15 acute care hospital facilities and one behavioral health hospital facility, with a total of 2,796 beds in service, located in six regions:
•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	Tampa-St. Petersburg, Florida;

•	three cities in Texas, including San Antonio;

•	Las Vegas, Nevada; and

•	West Monroe, Louisiana.
We also own and operate Health Choice, a Medicaid and Medicare managed health plan in Phoenix, Arizona, that serves over 167,000 members.
Our expansion project at Jordan Valley Medical Center, including the patient tower which opened on January 29, 2009, is nearing completion. The expansion project consists of three new hospital patient floors, including: 10 additional critical care beds; 88 new inpatient beds; 15 new beds in the emergency department; a new, fully automated laboratory system; a redesigned outpatient cardiology center; and a Level III neonatal intensive care unit. Once completed, available bed capacity at the hospital will increase from 172 to 209 beds.
Our expansion project at Davis Hospital and Medical Center is expected to be complete in the fourth quarter of fiscal 2009. This expansion project includes: 67 additional beds; a conversion to all private rooms; a new 20 bed psychiatric unit; a new 14 bed intensive care unit; a women’s surgical services unit; and expanded pediatric, medical/surgical and inpatient services. Once completed, available bed capacity at the hospital will increase from 136 to 194 beds.
Effective March 2, 2009, we executed interest rate swap transactions with Citibank, N.A. (“Citibank”) and Wachovia Bank, N.A. (“Wachovia”), as counterparties, with notional amounts totaling $425.0 million, in an effort to manage exposure to floating interest rate risk on a portion of our variable rate debt. The arrangements with each counterparty include two interest rate swap agreements, one with a notional amount of $112.5 million maturing on February 28, 2011 and one with a notional amount of $100.0 million maturing on February 29, 2012. Under these agreements, we are required to make monthly interest payments to our counterparties at fixed annual interest rates ranging from 1.5% to 2.0%, depending upon the agreement. Our counterparties are obligated to make monthly interest payments to us based upon the one-month LIBOR rate in effect over the term of each agreement.
Revenue and Volume Trends
Net revenue is comprised of acute care and premium revenue. Net revenue for the quarter ended March 31, 2009, increased 10.3% to $578.7 million, compared to $524.8 million in the prior year quarter. Net revenue for the six months ended March 31, 2009, increased 12.1% to $1.1 billion, compared to $1.0 billion in the prior year period. Acute care revenue contributed $28.5 million and $60.9 million to the increase in total net revenue for the quarter and six months ended March 31, 2009, respectively, while premium revenue at Health Choice contributed $25.3 million and $61.9 million for the same periods, respectively.

Acute Care Revenue
Acute care revenue is comprised of net patient revenue and other revenue. A large percentage of our hospitals’ net patient revenue consists of fixed payment, discounted sources, including Medicare, Medicaid and managed care organizations. Reimbursement for Medicare and Medicaid services is often fixed regardless of the cost incurred or the level of services provided. Similarly, a greater percentage of the managed care companies we contract with reimburse providers on a fixed payment basis regardless of the costs incurred or the level of services provided. Net patient revenue is reported net of discounts and contractual adjustments. Contractual adjustments principally result from differences between the hospitals’ established charges and payment rates under Medicare, Medicaid and various managed care plans. Additionally, discounts and contractual adjustments also result from our uninsured discount and charity care programs. Other revenue includes medical office building rental income and other miscellaneous revenue.
Certain of our acute care hospitals receive supplemental Medicaid reimbursement, including reimbursement from programs for participating private hospitals that enter into indigent care affiliation agreements with public hospitals or county governments in the state of Texas. Under the Centers for Medicare & Medicaid Services (“CMS”) approved programs, affiliated hospitals, including our Texas hospitals, have expanded the community healthcare safety net by providing indigent healthcare services. Participation in these programs by our Texas hospitals has resulted in an increase in acute care revenue, as well as an increase in professional fees incurred to provide the indigent care services. Revenue recognized under these Texas private supplemental Medicaid reimbursement programs for the quarter and six months ended March 31, 2009, was $14.7 million and $28.6 million, respectively, compared to $3.3 million in each of the same prior year periods.
Admissions decreased 2.0% and 2.9% for the quarter and six months ended March 31, 2009, respectively, compared to the same prior year periods. Adjusted admissions increased 1.5% and 0.6%, for the quarter and six months ended March 31, 2009, respectively, compared to the same prior year periods. Contributing to the decrease in admissions was: (i) a 15.1% decrease in flu and respiratory related cases, compared to the prior year quarter; (ii) the impact of an additional day in the prior year, as a result of leap year; and (iii) a 5.2% and 5.5% decline in emergency room visits, where approximately half of our admissions originate, for the quarter and six months ended March 31, 2009, respectively, compared to the same prior year periods. We believe that recent volume declines are, in part, the effect of the current economic climate in our markets, including the impact of rising unemployment and patient decisions to defer or cancel general primary care and non-emergent healthcare procedures until their conditions become more acute. This trend has been partially facilitated by the increase in the number of higher deductible employer sponsored health plans. Additionally, we have experienced a shift in our service mix to more outpatient procedures, particularly in service lines such as cardiology, bariatrics and diagnostic imaging, as well as other services. The shift in our service mix is part of an industry trend, as a result of advances in pharmaceutical and medical technologies, where services once performed on an inpatient basis are being converted to outpatient procedures. Given the shift in our service mix and the current economic environment, we anticipate our inpatient volumes could continue to be negatively impacted over the near term. Despite the near term impact from these factors, we believe our volumes over the long-term will grow as a result of our business strategies, including our recent capital investments, and the general aging of the population.
The following table provides the sources of our gross patient revenue by payor for the quarters and six months ended March 31, 2009 and 2008.

	Quarter		Six Months
	Ended March 31,		Ended March 31,
	2009	2008	2009	2008
Medicare	32.8%	33.6%	32.3%	32.9%
Managed Medicare	12.1%	11.6%	11.6%	10.8%
Medicaid	8.1%	6.9%	7.8%	6.9%
Managed Medicaid	10.0%	10.4%	10.3%	10.3%
Managed care	32.2%	33.1%	33.1%	34.5%
Self-pay and other	4.8%	4.4%	4.9%	4.6%

Total	100.0%	100.0%	100.0%	100.0%

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

Net patient revenue per adjusted admission increased 5.8% and 7.3% for the quarter and six months ended March 31, 2009, respectively, compared to the same prior year periods. Our net patient revenue per adjusted admission has benefited from the increase in supplemental Medicaid reimbursement in our Texas market, as well as improvements in acuity and pricing at Mountain Vista Medical Center, our newest hospital which opened in July 2007, and slight increases in reimbursement rates from managed care and other third-party payors. While our net patient revenue per adjusted admission continues to increase, industry pressures have recently resulted in reduced rates of growth, including the shift in our service mix to more outpatient procedures, decline in commercial and managed care volumes and the impact of reimbursement pressure from managed care and other third-party payors, which has resulted in moderating rate increases. These general industry pricing pressures, along with the consolidation of payors in certain markets, may result in reduced reimbursement from managed care organizations in future periods. Such consolidation of managed care organizations has resulted in a greater focus on case management, as well as increased efforts by payors to align themselves with networks of providers in certain markets in which we operate.
Premium Revenue
Premium revenue generated under the AHCCCS and CMS contracts with Health Choice represented 27.2% and 28.1% of our consolidated net revenue for the quarter and six months ended March 31, 2009, respectively, compared to 25.2% and 25.4%, respectively, in the same prior year periods. Most premium revenue at Health Choice is derived through a contract with AHCCCS to provide specified health services to qualified Medicaid enrollees through contracted providers. AHCCCS is the state agency that administers Arizona’s Medicaid program. The contract requires Health Choice to arrange for healthcare services for enrolled Medicaid patients in exchange for fixed monthly premiums, based upon negotiated per capita member rates, and supplemental payments from AHCCCS.
Effective October 1, 2008, Health Choice began its new contract with AHCCCS, which provides for a three-year term, with AHCCCS having the option to renew for two additional one-year periods. The new contract, which continues our state-wide presence, covers Medicaid members in the following Arizona counties: Apache, Coconino, Maricopa, Mohave, Navajo and Pima, which were served under the previous contract; and Yuma, La Paz and Santa Cruz, which were awarded in connection with the new contract. As of March 31, 2009, Health Choice’s enrollment exceeded 167,000 members, compared to over 145,000 members at September 30, 2008. While we anticipate that our membership in the near term will continue to exceed prior year amounts, we cannot guarantee the continued growth of our membership.
In connection with the new contract effective October 1, 2008, AHCCCS will be implementing a new risk-based or severity-adjusted payment methodology for all health plans. AHCCCS plans to implement this new payment methodology retroactive to October 1, 2008, which we anticipate will negatively impact the premium rates paid to Health Choice going forward. Based upon initial risk score adjustment factors provided by AHCCCS, we have estimated the impact on our capitation premium rates for implementation of the new payment methodology, which resulted in a reduction of premium revenue during the quarter and six months ended March 31, 2009, respectively.
Premiums received to provide services to our members have also been impacted by moderating rate increases from both AHCCCS and CMS. Additionally, the state of Arizona is currently facing significant budgetary concerns, which has resulted in the state legislature passing an amended fiscal 2009 budget that includes cuts in AHCCCS funding for physicians and other non-hospital providers. Additionally, the state continues working on legislation for a fiscal 2010 budget that addresses these budgetary concerns by considering reimbursement cuts, deferring capitation payments or taking other steps to reduce program expenditures. While we anticipate these budgetary measures will negatively impact our premium revenue, we are unable to determine the impact on our results of operations and cash flows.

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
General Economic Environment
During the recent past, the U.S. economy has weakened significantly. Tightening credit markets, depressed consumer spending and higher unemployment rates continue to pressure many industries, including the healthcare industry. During economic downturns, governmental entities often experience budgetary constraints as a result of increased costs and lower than expected tax collections. These budgetary constraints may result in decreased spending for health and human service programs, including Medicare, Medicaid and similar programs, which represent significant payor sources for our hospitals. Other risks we face from the general economic weakness include patient decisions to defer or cancel general primary care and non-emergent healthcare procedures until their conditions become more acute. Economically challenging times produce potential increases in the uninsured and under-insured population, often as a result of job losses and continued shifts in healthcare payment responsibility from employers to employees resulting in further difficulties in our ability to collect patient co-payment and deductible receivables.
Decreased Federal and State Funding for Medicaid Programs
Certain of the states in which we operate have experienced budget constraints as a result of the economic downturn, including increased costs and lower than expected tax collections. Health and human services programs, including Medicaid and similar programs, represent a significant portion of state spending. As a response to these budgetary concerns, most of the states in which we operate, including Arizona, Florida, Nevada, Utah and Louisiana have decreased funding for these programs or made other structural changes resulting in a reduction in Medicaid hospital rates for fiscal years 2009 and 2010. The Deficit Reduction Act of 2005 (“DEFRA”), signed into law on February 8, 2006, included Medicaid cuts of approximately $4.8 billion over five years. A congressional committee has estimated that proposed state legislative and regulatory changes, if implemented, would reduce federal Medicaid funding by an additional $49.7 billion over five years. The implementation of many of these proposed changes is subject to a statutorily-mandated moratorium scheduled to expire in July 2009. If such funding decreases continue to be implemented in the states in which we operate, our results of operations and cash flows could be adversely affected.
In February 2009, Congress passed The American Recovery and Reinvestment Act of 2009, a $787.0 billion economic package designed to stimulate the U.S. economy. A component of this stimulus package included $87.0 billion in Medicaid funding that is expected to be released into the healthcare system during the near term in an effort to alleviate some of the immediate pressure being felt by healthcare providers as a result of state budgetary concerns. Based upon our participation in the Medicaid programs in the states in which we operate, we anticipate a short-term benefit from the stimulus in the form of delays in funding cuts at the state level; however, we do not expect this to eliminate state budgetary concerns over the long-term.

Value-Based Reimbursement
There is a trend in the healthcare industry towards value-based purchasing of healthcare services. These value-based purchasing programs include both public reporting and financial incentives tied to the quality and efficiency of care provided by facilities. We expect programs of this type to become more common in the healthcare industry.
Medicare currently requires providers to report certain quality measures in order to receive full reimbursement increases that were awarded automatically in the past. CMS established the first quality measures in 2003, and CMS has expanded, through a series of rulemakings, the number of patient care indicators that hospitals must report. On October 30, 2008, CMS announced a final rule that expands the number of quality measures that hospitals are required to report to 44 in order to qualify for the full market basket update to the inpatient prospective payment system for fiscal year 2010. We anticipate that CMS will continue to expand the number of quality measures. CMS has also announced final rules that require hospitals to submit quality data regarding seven measures relating to outpatient care in order to receive the full market basket increase under the outpatient prospective payment system beginning in calendar year 2009. Additionally, these final rules expand this number to 11 measures relating to outpatient care in order to receive the full market basket increase in calendar year 2010. We have invested significant capital in the implementation of our advanced clinical system that assists us in reporting these quality measures. Additionally, we have invested significant corporate resources in clinical operations during the past two years. CMS makes the data submitted by hospitals, including our hospitals, public on its website.
Beginning in federal fiscal year 2009, Medicare does not pay hospitals additional amounts for the treatment of certain preventable adverse events, also known as hospital-acquired conditions, unless the condition was present at admission. DEFRA requires CMS to select at least two hospital-acquired conditions for which hospitals will not receive additional payment unless the conditions were present on admission to the hospital. CMS has selected eleven such hospital-acquired conditions, six of which are classified as “serious preventable adverse events” or “never events.” On January 15, 2009, CMS announced three National Coverage Determinations (“NCDs”) that prohibit Medicare reimbursement for erroneous surgical procedures performed on an inpatient or outpatient basis. These three erroneous surgical procedures are in addition to the hospital-acquired conditions designated by CMS by regulation. DEFRA provides that CMS may revise the list of hospital acquired conditions from time to time, and CMS is seeking comment on additional proposed conditions. Additionally, CMS has issued a report proposing a value-based purchasing system, which would phase out the current quality reporting system, making a portion of hospital payments contingent on actual performance against specified measures. It is uncertain whether such a program will be implemented.
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
Growth in Uncompensated Care
Like others in the hospital industry, we continue to feel pressure from our uncompensated care, including charity care and our provision for bad debts. This pressure is driven by continued growth in the number of uninsured patients seeking care at our hospitals, as well as increases in the amount of co-payments and deductibles as employers continue to pass more of these costs on to their employees. In addition, as a result of the recent economic downturn and rising unemployment, we believe that our hospitals may experience continued growth in uninsured volume and revenue. While the volume of patients registered as uninsured continues to increase, we continue to be successful in qualifying many of these uninsured patients for Medicaid or other third-party coverage. More recently, our provision for bad debts has been increasingly affected by the volume of under-insured patients or patient balances after insurance. As a result of rising unemployment, increasing healthcare costs and other factors beyond our control, collections of these patient balances may become more difficult. Accordingly, we continue to monitor our self-pay admissions on a daily basis and continue to focus on the efficiency of our emergency rooms, point-of-service cash collections, Medicaid eligibility automation and process-flow improvements. At March 31, 2009, self-pay balances after insurance were $35.0 million, compared to $36.4 million at September 30, 2008, and $35.7 million at March 31, 2008. We anticipate that if we experience further growth in uninsured and under-insured volume and revenue, along with continued increases in co-payments and deductibles for insured patients, our total uncompensated care will continue to increase and our results of operations could be adversely affected.
The approximate percentages of gross hospital receivables (prior to allowances for contractual adjustments and doubtful accounts) are summarized as follows:

	March 31,	September 30,
	2009	2008
Insured receivables	67.4%	64.8%
Uninsured receivables	32.6%	35.2%

Total	100.0%	100.0%

The percentages in the table above are calculated using gross receivable balances. Uninsured receivables and insured receivables are net of discounts and contractual adjustments recorded at the time of billing. Included in insured receivables are accounts that are pending approval from Medicaid. These receivables were approximately 3.2% and 3.0% of gross hospital receivables at March 31, 2009 and September 30, 2008, respectively.
The approximate percentages of gross hospital receivables in summarized aging categories are as follows:

	March 31,	September 30,
	2009	2008
0 to 90 days	72.3%	67.5%
91 to 180 days	16.1%	17.9%
Over 180 days	11.6%	14.6%

Total	100.0%	100.0%

The increase in accounts receivable in the 0-90 day category is due primarily to the impact of seasonality and increasing revenue during the quarter ended March 31, 2009.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
A summary of significant accounting policies is disclosed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2008. Our critical accounting policies are further described under the caption “Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. There have been no changes in the nature of our critical accounting policies or the application of those policies since September 30, 2008.
SELECTED OPERATING DATA
The following table sets forth certain unaudited operating data for each of the periods presented.

	Quarter		Six Months
	Ended March 31,		Ended March 31,
	2009	2008	2009	2008

Acute Care (1):
Number of acute care hospital facilities at end of period	15	15	15	15
Beds in service at end of period (2)	2,796	2,644	2,796	2,644
Average length of stay (days) (3)	4.7	4.8	4.7	4.7
Occupancy rates (average beds in service)	49.7%	53.3%	48.2%	50.8%
Admissions (4)	26,249	26,797	50,399	51,879
Adjusted admissions (5)	43,101	42,457	83,835	83,296
Patient days (6)	123,257	128,344	236,954	244,068
Adjusted patient days (5)	194,311	196,090	378,142	376,717
Net patient revenue per adjusted admission	$9,679	$9,146	$9,673	$9,019

Health Choice:
Medicaid covered lives	164,551	126,398	164,551	126,398
Dual-eligible lives (7)	3,417	3,437	3,417	3,437
Medical loss ratio (8)	81.9%	85.4%	83.5%	84.7%

(1)	Excludes Mesa General Hospital, which was closed during fiscal 2008.

(2)	Includes St. Luke’s Behavioral Hospital.

(3)	Represents the average number of days that a patient stayed in our hospitals.

(4)	Represents the total number of patients admitted to our hospitals for stays in excess of 23 hours. Management and investors use this number as a general measure of inpatient volume.

(5)	Adjusted admissions and adjusted patient days are general measures of combined inpatient and outpatient volume. We compute adjusted admissions/patient days by multiplying admissions/patient days by gross patient revenue and then dividing that number by gross inpatient revenue.

(6)	Represents the number of days our beds were occupied by inpatients over the period.

(7)	Represents members eligible for Medicare and Medicaid benefits under Health Choice’s contract with CMS to provide coverage as a MAPD SNP.

(8)	Represents medical claims expense as a percentage of premium revenue, including claims paid to our hospitals.

RESULTS OF OPERATIONS SUMMARY
Consolidated
The following table sets forth, for the periods presented, our results of consolidated operations expressed in dollar terms and as a percentage of net revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended		Quarter Ended		Six Months Ended		Six Months Ended
	March 31, 2009		March 31, 2008		March 31, 2009		March 31, 2008
($ in thousands):	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage

Net revenue:
Acute care revenue	$421,179	72.8%	$392,648	74.8%	$819,626	71.9%	$758,758	74.6%
Premium revenue	157,495	27.2%	132,172	25.2%	320,672	28.1%	258,799	25.4%

Total net revenue	578,674	100.0%	524,820	100.0%	1,140,298	100.0%	1,017,557	100.0%

Costs and expenses:
Salaries and benefits	168,372	29.1%	160,068	30.5%	330,508	29.0%	315,634	31.0%
Supplies	63,753	11.0%	60,965	11.6%	123,579	10.8%	117,217	11.5%
Medical claims	126,598	21.9%	110,581	21.1%	263,600	23.1%	214,461	21.1%
Other operating expenses	77,953	13.5%	68,624	13.1%	157,303	13.8%	133,994	13.2%
Provision for bad debts	45,167	7.8%	42,657	8.1%	92,298	8.1%	80,806	7.9%
Rentals and leases	9,734	1.7%	9,294	1.8%	19,213	1.7%	17,921	1.8%
Interest expense, net	15,817	2.7%	19,665	3.7%	34,795	3.1%	40,844	4.0%
Depreciation and amortization	24,296	4.2%	23,858	4.5%	49,292	4.3%	46,439	4.6%
Management fees	1,250	0.2%	1,313	0.3%	2,500	0.2%	2,500	0.2%
Hurricane-related property damage	938	0.2%	—	0.0%	938	0.1%	—	0.0%

Total costs and expenses	533,878	92.3%	497,025	94.7%	1,074,026	94.2%	969,816	95.3%

Earnings from continuing operations before gain (loss) on disposal of assets, minority interests and income taxes	44,796	7.7%	27,795	5.3%	66,272	5.8%	47,741	4.7%

Gain (loss) on disposal of assets, net	20	0.0%	(2)	0.0%	1,313	0.1%	60	0.0%
Minority interests	(2,977)	0.5%	(1,112)	(0.2)%	(4,574)	(0.4)%	(1,870)	(0.2)%

Earnings from continuing operations before income taxes	41,839	7.2%	26,681	5.1%	63,011	5.5%	45,931	4.5%
Income tax expense	16,449	2.8%	10,630	2.0%	25,260	2.2%	18,417	1.8%

Net earnings from continuing operations	25,390	4.4%	16,051	3.1%	37,751	3.3%	27,514	2.7%
Earnings (loss) from discontinued operations, net of income taxes	211	0.0%	(1,335)	(0.3)%	(500)	(0.0)%	(2,083)	(0.2)%

Net earnings	$25,601	4.4%	$14,716	2.8%	$37,251	3.3%	$25,431	2.5%

Acute Care
The following table and discussion sets forth, for the periods presented, the results of our acute care operations expressed in dollar terms and as a percentage of net revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended		Quarter Ended		Six Months Ended		Six Months Ended
	March 31, 2009		March 31, 2008		March 31, 2009		March 31, 2008
($ in thousands):	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage

Net revenue:
Acute care revenue	$421,179	99.5%	$392,648	99.4%	$819,626	99.5%	$758,758	99.4%
Revenue between segments (1)	2,312	0.5%	2,348	0.6%	4,009	0.5%	4,678	0.6%

Total net revenue	423,491	100.0%	394,996	100.0%	823,635	100.0%	763,436	100.0%

Costs and expenses:
Salaries and benefits	163,423	38.6%	155,735	39.4%	320,655	38.9%	307,258	40.2%
Supplies	63,670	15.0%	60,921	15.4%	123,411	15.0%	117,096	15.3%
Other operating expenses	70,611	16.7%	64,286	16.3%	144,396	17.6%	125,184	16.4%
Provision for bad debts	45,167	10.7%	42,657	10.8%	92,298	11.2%	80,806	10.6%
Rentals and leases	9,302	2.2%	9,005	2.3%	18,403	2.2%	17,347	2.3%
Interest expense, net	15,817	3.7%	19,665	5.0%	34,795	4.2%	40,844	5.4%
Depreciation and amortization	23,415	5.5%	22,959	5.8%	47,540	5.8%	44,645	5.9%
Management fees	1,250	0.3%	1,313	0.3%	2,500	0.3%	2,500	0.3%
Hurricane-related property damage	938	0.2%	—	0.0%	938	0.1%	—	0.0%

Total costs and expenses	393,593	92.9%	376,541	95.3%	784,936	95.3%	735,680	96.4%

Earnings from continuing operations before gain (loss) on disposal of assets, minority interests and income taxes	29,898	7.1%	18,455	4.7%	38,699	4.7%	27,756	3.6%

Gain (loss) on disposal of assets, net	20	0.0%	(2)	0.0%	1,313	0.2%	60	0.0%
Minority interests	(2,977)	(0.7)%	(1,112)	(0.3)%	(4,574)	(0.6)%	(1,870)	(0.2)%

Earnings from continuing operations before income taxes	$26,941	6.4%	$17,341	4.4%	$35,438	4.3%	$25,946	3.4%

(1)	Revenue between segments is eliminated in our consolidated results.
Quarters Ended March 31, 2009 and 2008
Acute care revenue — Acute care revenue from our hospital operations for the quarter ended March 31, 2009, was $423.5 million, an increase of $28.5 million or 7.2%, compared to $395.0 million in the prior year quarter. Approximately 2.8% of this increase is attributable to the increase in revenue associated with the supplemental Medicaid reimbursement programs in our Texas market. The remaining increase in acute care revenue of 4.4% is comprised of an increase in adjusted admissions of 1.5% and an increase in net patient revenue per adjusted admission of 3.0%. Our pricing has benefited from the continued ramp in operations at our newest facility, Mountain Vista Medical Center in Mesa, Arizona, as well as rate increases from managed care and other third-party payors.
Net adjustments to estimated third-party payor settlements, also known as prior year contractuals, resulted in an increase in net revenue of $1.1 million and $211,000 for the quarters ended March 31, 2009 and 2008, respectively.

Salaries and benefits — Salaries and benefits expense from our hospital operations for the quarter ended March 31, 2009, was $163.4 million, or 38.6% of acute care revenue, compared to $155.7 million, or 39.4% of acute care revenue in the prior year quarter. The decrease in salaries and benefits as a percentage of acute care revenue is the result of the impact of the Texas supplemental Medicaid reimbursement programs on acute care revenue in the current year quarter, compared to the prior year quarter.
Supplies — Supplies expense from our hospital operations for the quarter ended March 31, 2009, was $63.7 million, or 15.0% of acute care revenue, compared to $60.9 million, or 15.4% of acute care revenue in the prior year quarter. The decline in supplies as a percentage of acute care revenue is the result of the impact of the Texas supplemental Medicaid reimbursement programs on acute care revenue in the current year quarter, compared to the prior year quarter.
Other operating expenses — Other operating expenses from our hospital operations for the quarter ended March 31, 2009, were $70.6 million, or 16.7% of acute care revenue, compared to $64.3 million, or 16.3% of acute care revenue in the prior year quarter. The increase in other operating expenses as a percentage of acute care revenue was the result of additional professional fees incurred to provide indigent care services associated with the Texas supplemental Medicaid reimbursement programs during the current year quarter, compared to the prior year quarter. Excluding the impact of these supplemental Medicaid reimbursement programs in our Texas market, other operating expenses as a percentage of acute care revenue were 14.6% for the quarter ended March 31, 2009, compared to 15.4% in the prior year quarter. This decline was the result of effective cost management efforts, which includes leveraging a relatively fixed base of operating costs against increases in revenue.
Provision for bad debts — Provision for bad debts from our hospital operations for the quarter ended March 31, 2009, was $45.2 million, or 10.7% of acute care revenue, compared to $42.7 million, or 10.8% of acute care revenue in the prior year quarter. Excluding the impact of supplemental Medicaid reimbursement, the provision for bad debts as a percentage of acute care revenue was 11.0% for the quarter ended March 31, 2009, compared to 10.9% in the prior year quarter. As a result of the current economic climate and rising unemployment, we continue to experience an increase in self-pay volume and revenue, as well as increases in the amount of co-payments and deductibles passed on by employers to employees. These trends continue to be the main driver behind the increase in our provision for bad debts.
Interest expense, net — Interest expense, net of interest income, for the quarter ended March 31, 2009, was $15.8 million, compared to $19.7 million in the prior year quarter. This decrease of $3.9 million was primarily due to the impact of lower LIBOR interest rates in the current year quarter, compared to the prior year quarter. The weighted average interest rate of outstanding borrowings under our senior secured credit facilities was 2.7% for the quarter ended March 31, 2009, compared to 6.0% in the prior year quarter.
Six Months Ended March 31, 2009 and 2008
Acute care revenue — Acute care revenue from our hospital operations for the six months ended March 31, 2009, was $823.6 million, an increase of $60.2 million or 7.9%, compared to $763.4 million in the prior year period. Approximately 3.3% of this increase is attributable to the increase in revenue associated with the supplemental Medicaid reimbursement programs in our Texas market. The remaining increase in acute care revenue of 4.6% is comprised of an increase in adjusted admissions of 0.6% and an increase in net patient revenue per adjusted admission of 3.9%. Our pricing has benefited from the continued ramp in operations at Mountain Vista Medical Center, as well as rate increases from managed care and other third-party payors.

Net adjustments to estimated third-party payor settlements, also known as prior year contractuals, resulted in an increase in net revenue of $2.1 million and $1.0 million for the six months ended March 31, 2009 and 2008, respectively.
Salaries and benefits — Salaries and benefits expense from our hospital operations for the six months ended March 31, 2009, was $320.7 million, or 38.9% of acute care revenue, compared to $307.3 million, or 40.2% of acute care revenue in the prior year period. The decrease in salaries and benefits as a percentage of acute care revenue is the result of the impact of the Texas supplemental Medicaid reimbursement programs on acute care revenue in the current year period, compared to the prior year period.
Supplies — Supplies expense from our hospital operations for the six months ended March 31, 2009, was $123.4 million, or 15.0% of acute care revenue, compared to $117.1 million, or 15.3% of acute care revenue in the prior year period. The decline in supplies as a percentage of acute care revenue is the result of the impact of the Texas supplemental Medicaid reimbursement programs on acute care revenue in the current year period, compared to the prior year period.
Other operating expenses — Other operating expenses from our hospital operations for the six months ended March 31, 2009, were $144.4 million, or 17.6% of acute care revenue, compared to $125.2 million, or 16.4% of acute care revenue in the prior year period. The increase in other operating expenses as a percentage of acute care revenue was the result of additional professional fees incurred to provide indigent care services associated with the Texas supplemental Medicaid reimbursement programs during the current year period, compared to the prior year period. Excluding the impact of the supplemental Medicaid reimbursement programs in our Texas market, other operating expenses as a percentage of acute care revenue were 15.4% for the six months ended March 31, 2009, compared to 15.9% in the prior year period. This decline was the result of effective cost management efforts, which includes leveraging a relatively fixed base of operating costs against increases in revenue.
Provision for bad debts — Provision for bad debts from our hospital operations for the six months ended March 31, 2009, was $92.3 million, or 11.2% of acute care revenue, compared to $80.8 million, or 10.6% of acute care revenue in the prior year period. Excluding the impact of supplemental Medicaid reimbursement, the provision for bad debts as a percentage of acute care revenue was 11.6% for the quarter ended March 31, 2009, compared to 10.6% in the prior year period. As a result of the current economic climate and rising unemployment, we continue to experience an increase in self-pay volume and revenue, as well as increases in the amount of co-payments and deductibles passed on by employers to employees. These trends continue to be the main driver behind the increase in our provision for bad debts.
Interest expense, net — Interest expense, net of interest income, for the six months ended March 31, 2009, was $34.8 million, compared to $40.8 million in the prior year period. This decrease of $6.0 million was primarily due to the impact of lower LIBOR interest rates in the current year period, compared to the prior year period. The weighted average interest rate of outstanding borrowings under our senior secured credit facilities was 3.7% for the six months ended March 31, 2009, compared to 7.4% in the prior year period.
Health Choice
The following table and discussion sets forth, for the periods presented, the results of our Health Choice operations expressed in dollar terms and as a percentage of premium revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended		Quarter Ended		Six Months Ended		Six Months Ended
	March 31, 2009		March 31, 2008		March 31, 2009		March 31, 2008
($ in thousands):	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage

Premium revenue	$157,495	100.0%	$132,172	100.0%	$320,672	100.0%	$258,799	100.0%

Costs and expenses:
Salaries and benefits	4,949	3.1%	4,333	3.3%	9,853	3.1%	8,376	3.2%
Supplies	83	0.0%	44	0.0%	168	0.0%	121	0.0%
Medical claims (1)	128,910	81.9%	112,929	85.4%	267,609	83.5%	219,139	84.7%
Other operating expenses	7,342	4.7%	4,338	3.3%	12,907	4.0%	8,810	3.4%
Rentals and leases	432	0.2%	289	0.2%	810	0.3%	574	0.2%
Depreciation and amortization	881	0.6%	899	0.7%	1,752	0.5%	1,794	0.7%

Total costs and expenses	142,597	90.5%	122,832	92.9%	293,099	91.4%	238,814	92.2%

Earnings before income taxes	$14,898	9.5%	$9,340	7.1%	$27,573	8.6%	$19,985	7.8%

(1)	Medical claims paid to our hospitals of $2.3 million for each of the quarters ended March 31, 2009 and 2008, and $4.0 million and $4.7 million for the six months ended March 31, 2009 and 2008, respectively, are eliminated in our consolidated results.

Quarters Ended March 31, 2009 and 2008
Premium revenue — Premium revenue from Health Choice was $157.5 million for the quarter ended March 31, 2009, an increase of $25.3 million or 19.2%, compared to $132.2 million in the prior year quarter. The growth in premium revenue was primarily attributable to a 30.2% increase in Medicaid enrollees resulting from Health Choice’s new contract with AHCCCS and increased enrollment in the state program. In addition, Health Choice has implemented successful outreach efforts, especially in its new counties, which have helped to increase the number of covered lives.
Medical claims — Prior to eliminations, medical claims expense increased $16.0 million to $128.9 million for the quarter ended March 31, 2009, compared to $112.9 million in the prior year quarter. Medical claims expense represents the amounts paid by Health Choice for healthcare services provided to its members. Medical claims expense as a percentage of premium revenue was 81.9% for the quarter ended March 31, 2009, compared to 85.4% in the prior year quarter. The decrease in medical claims expense as a percentage of premium revenue is the result of improved medical claims experience, particularly as it relates to hospital inpatient utilization.
Six Months Ended March 31, 2009 and 2008
Premium revenue — Premium revenue from Health Choice was $320.7 million for the six months ended March 31, 2009, an increase of $61.9 million or 23.9%, compared to $258.8 million in the prior year period. The growth in premium revenue was primarily attributable to a 30.2% increase in Medicaid enrollees resulting from Health Choice’s new contract with AHCCCS and increased enrollment in the state program. In addition, Health Choice has implemented successful outreach efforts, especially in its in the new counties, which have helped to increase the number of covered lives.
Medical claims — Prior to eliminations, medical claims expense increased $48.5 million to $267.6 million for the six months ended March 31, 2009, compared to $219.1 million in the prior year period. Medical claims expense as a percentage of premium revenue was 83.5% for the six months ended March 31, 2009, compared to 84.7% in the prior year period. The decrease in medical claims expense as a percentage of premium revenue is the result of improved medical claims experience, particularly as it relates to hospital inpatient utilization.
LIQUIDITY AND CAPITAL RESOURCES
Overview of Cash Flow Activities for the Six Months Ended March 31, 2009 and 2008
Our cash flows are summarized as follows (in thousands):

	Six Months
	Ended March 31,
	2009	2008
Cash flow from operating activities — continuing operations	$93,407	$32,639
Cash flow from investing activities — continuing operations	(42,704)	(71,354)
Cash flow from financing activities — continuing operations	(10,639)	47,643
Operating Activities
The increase in operating cash flows of $60.8 million for the six months ended March 31, 2009, compared to the prior year period, is primarily the result of increased earnings, the timing of accounts payable and accrued expenses, payments received related to the supplemental Medicaid reimbursement programs in our Texas market, reduced interest costs resulting primarily from lower interest rates and improved cash flows at Mountain Vista Medical Center, our new hospital which opened in July 2007, as operations continue to ramp-up.

At March 31, 2009, we had $230.5 million in net working capital, compared to $187.4 million at September 30, 2008. Net accounts receivable increased $28.5 million to $252.6 million at March 31, 2009, from $224.1 million at September 30, 2008. Our days revenue in accounts receivable at March 31, 2009, were 54, compared to 52 at September 30, 2008, and 60 at March 31, 2008.
Investing Activities
Capital expenditures for the six months ended March 31, 2009, were approximately $49.3 million, which included $19.6 million for the construction of our two patient tower expansion projects in our Utah market, compared to $56.8 million in the prior year period. The decline in capital expenditures reflects, in part, our efforts to effectively and efficiently manage our capital resources during the current economic environment.
Investing activities during the six months ended March 31, 2008, included the acquisition of Ouachita Community Hospital for $16.8 million. We have not completed any acquisitions during the six months ended March 31, 2009.
Financing Activities
During the six months ended March 31, 2009, pursuant to the terms of our senior secured credit facilities, we made net payments of $5.2 million, compared to net borrowings of $36.4 million in the prior year period. Additionally, we made payments totaling $1.2 million on capital leases and other debt obligations during the six months ended March 31, 2009.
Financing activities during the six months ended March 31, 2008, included proceeds received from the sale of partnership interests, net of costs, of $15.8 million.
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

At March 31, 2009, amounts outstanding under our senior secured credit facilities consisted of $430.2 million under the term loan, $148.9 million under the delayed draw term loan and $45.6 million under the revolving credit facility. We also had $36.9 million and $21.9 million in letters of credit outstanding under the synthetic letter of credit facility and the revolving credit facility, respectively. The weighted average interest rate of outstanding borrowings under our senior secured credit facilities was 2.7% and 3.7% for the quarter and six months ended March 31, 2009, respectively.
Included in the synthetic letter of credit facility is a performance guaranty of $36.7 million for the benefit of AHCCCS to support our obligations under the Health Choice contract to provide and pay for healthcare services. The amount of the performance guaranty is based in part upon our membership enrollment in the plan and the related capitation revenue paid to us.
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
$300.0 Million Holdings Senior PIK Loans
In fiscal 2007, IASIS Healthcare Corporation (“IAS”), our parent company, borrowed $300.0 million in Holdings Senior Paid-in-Kind (“PIK”) Loans, which mature June 15, 2014. Proceeds were used to repurchase certain preferred equity from the stockholders of IAS. The Holdings Senior PIK Loans bear interest at an annual rate equal to LIBOR plus 5.25%. The Holdings Senior PIK Loans rank behind our existing debt and will convert to cash-pay after five years, at which time accrued interest becomes payable. At March 31, 2009, the outstanding balance of the Holdings Senior PIK Loans was $357.3 million, which includes $57.3 million of interest that has accrued to the principal of these loans since the date of issuance.
Capital Expenditures
At March 31, 2009, we had construction and various other projects in progress with an estimated cost-to-complete and equip over the next year of approximately $29.0 million. During fiscal 2007, we began expansion projects at two of our Utah hospitals with projected costs totaling approximately $77.0 million to $82.0 million. As of March 31, 2009, we have spent $70.8 million related to these projects. We plan to finance our proposed capital expenditures with cash generated from operations, borrowings under our senior secured credit facilities and other capital sources that may become available.
We expect our capital expenditures for fiscal 2009 to be $120.0 million to $130.0 million, including the following significant expenditures:
•	$25.0 million to $30.0 million for the two patient tower expansions in Utah;

•	$50.0 million to $55.0 million for other growth and new business projects;

•	$35.0 million to $40.0 million in replacement or maintenance related projects at our hospitals; and

•	$10.0 million in hardware and software costs related to information systems projects.

Liquidity
We rely on cash generated from our internal operations as our primary source of liquidity, as well as available credit facilities, project and bank financings and the issuance of long-term debt. From time to time, we have also utilized operating lease transactions that are sometimes referred to as off-balance sheet arrangements. We expect that our future funding for working capital needs, capital expenditures, long-term debt repayments and other financing activities will continue to be provided from some or all of these sources. Each of our existing and projected sources of cash is impacted by operational and financial risks that influence the overall amount of cash generated and the capital available to us. For example, cash generated by our business operations may be impacted by, among other things, economic downturns, weather-related catastrophes and adverse industry conditions. Our future liquidity will be impacted by our ability to access capital markets, which may be restricted due to our credit ratings, general market conditions, and by existing or future debt agreements. For a further discussion of risks that can impact our liquidity, see our risk factors beginning on page 25 of our Annual Report of Form 10-K for the fiscal year ended September 30, 2008 and as updated in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.
Including available cash and our senior secured credit facilities at March 31, 2009, we had available liquidity as follows (in millions):

Cash and cash equivalents	$121.9
Available capacity under our senior secured revolving credit facility	157.5

Net available liquidity at March 31, 2009	$279.4

Available capacity under our revolving credit facility assumes 100% participation from all lenders currently participating in our senior secured revolving credit facility. Currently, we have identified one defaulting lender, Lehman Brothers (“Lehman”), who has been unable to fund its proportionate share of borrowings under our revolving credit facility since September 2008. Lehman’s participation in our revolving credit facility is approximately 8.9%, or $20.0 million of our total revolver capacity. Assuming Lehman continues to default under the terms of the agreement, our net available liquidity at March 31, 2009, would be reduced to $259.4 million. In addition to our available liquidity, we expect to generate significant operating cash flow in fiscal 2009. We will also utilize proceeds from our financing activities as needed.
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
As a result of this evaluation, we believe that we will have sufficient liquidity for the next three years to fund the cash required for the payment of taxes and the capital expenditures required to maintain our facilities during this period of time. We are unable at this time to extend our evaluation of the sufficiency of our liquidity beyond three years. We cannot assure you, however, that our operating performance will generate sufficient cash flow from operations or that future borrowings will be available under our senior secured credit facilities, or otherwise, to enable us to grow our business, service our indebtedness, including the senior secured credit facilities and the 8 3/4% senior subordinated notes, or make anticipated capital expenditures. For more information, see our risk factors beginning on page 25 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 and as updated in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.
One element of our business strategy is to selectively pursue acquisitions and strategic alliances in existing and new markets. Any acquisitions or strategic alliances may result in the incurrence of, or assumption by us, of additional indebtedness. We continually assess our capital needs and may seek additional financing, including debt or equity as considered necessary to fund capital expenditures and potential acquisitions or for other corporate purposes. Our future operating performance, ability to service or refinance our 8 3/4% senior subordinated notes and ability to service and extend or refinance our senior secured credit facilities will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. For more information, see our risk factors beginning on page 25 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 and as updated in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

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
RECENT ACCOUNTING PRONOUNCEMENTS
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations (“SFAS 141(R)”), which applies prospectively to business combinations for which the acquisition date is on or after fiscal years beginning December 15, 2008. This statement replaces SFAS No. 141, Business Combinations (“SFAS 141”). This statement establishes principles and requirements for recognition and measurement of items acquired during a business combination, as well as certain disclosure requirements in the financial statements. We do not believe the adoption of SFAS 141(R) will have a material impact on our results of operations or financial position; however, it is anticipated to have a material effect on our accounting for future acquisitions.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), which is effective for fiscal years beginning after December 15, 2008. The objective of this statement is to improve the relevance, comparability, and transparency of financial information, specifically noncontrolling interests, that is provided in consolidated financial statements. We do not believe the adoption of SFAS 160 will have a material impact on our results of operations or financial position; however, it could potentially have a material effect on the presentation of our financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. The following components of our senior secured credit facilities bear interest at variable rates at specified margins above either the agent bank’s alternate base rate or the LIBOR rate: (i) a $439.0 million, seven-year term loan; (ii) a $150.0 million senior secured delayed draw term loan; and (iii) a $225.0 million, six-year senior secured revolving credit facility. As of March 31, 2009, we had outstanding variable rate debt of $624.7 million. We have managed our market exposure to changes in interest rates by converting $425.0 million of this variable rate debt to fixed rate debt through the use of interest rate swap agreements. Our interest rate swaps provide for $425.0 million of fixed rate debt under our senior secured credit facilities through February 28, 2011 and $200.0 million from March 1, 2011 through February 29, 2012, at rates ranging from 1.5% to 2.0% depending upon the terms of the specific agreement.
Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates on our remaining variable rate debt or our consolidated financial position, results of operations or cash flows would not be material. Holding other variables constant, including levels of indebtedness, a 0.125% increase in interest rates would have an estimated impact on pre-tax earnings and cash flows for the next twelve month period of $250,000.

Our interest rate swap agreements expose us to credit risk in the event of non-performance by our counter parties, Citibank and Wachovia. However, we do not anticipate non-performance by Citibank or Wachovia.
We have $475.0 million in senior subordinated notes due December 15, 2014, with interest payable semi-annually at the rate of 8 3/4% per annum. At March 31, 2009, the fair market value of the outstanding 8 3/4% notes was $447.7 million, based upon quoted market prices as of that date.
We currently believe we have adequate liquidity to fund operations during the near term through the generation of operating cash flows, cash on hand and access to our revolving credit facility, despite the current conditions in the financial and capital markets resulting from the global credit and liquidity crisis. However, our ability to borrow funds under our revolving credit facility is subject to the financial viability of the participating financial institutions. Since September 2008, we have identified one defaulting lender, Lehman, who has been unable to fund its proportionate share of borrowings under our revolving credit facility. Lehman’s participation in our revolving credit facility is approximately 8.9%, or $20.0 million of our total revolver capacity. We are currently working to replace this lender with a financially viable institution; however, we are unable to provide any assurance that this will be possible. Any further deterioration in the credit markets could limit our ability to access available funds under our revolving credit facility.
Item 4. Controls and Procedures
Evaluations of Disclosure Controls and Procedures
Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2009. Based on this evaluation, the principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports.
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

IASIS HEALTHCARE LLC
Date: May 14, 2009	By:	/s/ John M. Doyle
John M. Doyle
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.