Form 10-Q
period 2009-06-30
IASIS Healthcare LLC
filed 2009-08-06
CIK 1294632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of August 6, 2009, 100% of the registrant’s common interests outstanding (all of which are privately owned and are not traded on any public market) were owned by IASIS Healthcare Corporation, its sole member.

i

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements
IASIS HEALTHCARE LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	June 30,	September 30,
	2009	2008
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$132,325	$80,738
Accounts receivable, less allowance for doubtful accounts of $117,666 and $108,500 at June 30, 2009 and September 30, 2008, respectively	241,679	224,138
Inventories	49,708	49,454
Deferred income taxes	37,045	38,860
Prepaid expenses and other current assets	62,270	60,053

Total current assets	523,027	453,243

Property and equipment, net	997,460	1,004,248
Goodwill	782,098	780,599
Other intangible assets, net	30,750	33,000
Other assets, net	33,600	37,057

Total assets	$2,366,935	$2,308,147

LIABILITIES AND MEMBER’S EQUITY

Current liabilities:
Accounts payable	$69,773	$64,851
Salaries and benefits payable	48,598	31,807
Accrued interest payable	2,114	12,460
Medical claims payable	104,306	97,343
Other accrued expenses and other current liabilities	72,865	51,802
Current portion of long-term debt and capital lease obligations	8,426	7,623

Total current liabilities	306,082	265,886

Long-term debt and capital lease obligations	1,052,525	1,106,999
Deferred income taxes	119,069	111,092
Other long-term liabilities	51,455	44,526
Minority interests	53,015	51,875

Member’s equity	784,789	727,769

Total liabilities and member’s equity	$2,366,935	$2,308,147

See accompanying notes.

IASIS HEALTHCARE LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands)

	Quarter Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net revenue:
Acute care revenue	$417,880	$390,538	$1,237,506	$1,149,295
Premium revenue	183,738	142,022	504,410	400,822

Total net revenue	601,618	532,560	1,741,916	1,550,117

Costs and expenses:
Salaries and benefits	164,879	159,689	495,387	475,323
Supplies	63,950	59,907	187,529	177,124
Medical claims	158,919	119,190	422,519	333,652
Other operating expenses	79,708	75,124	237,011	209,117
Provision for bad debts	45,594	40,032	137,892	120,839
Rentals and leases	10,008	9,277	29,221	27,198
Interest expense, net	16,334	17,616	51,129	58,460
Depreciation and amortization	24,217	24,704	73,509	71,143
Management fees	1,250	1,250	3,750	3,750
Hurricane-related property damage	—	—	938	—

Total costs and expenses	564,859	506,789	1,638,885	1,476,606

Earnings from continuing operations before gain (loss) on disposal of assets, minority interests and income taxes	36,759	25,771	103,031	73,511
Gain (loss) on disposal of assets, net	184	(39)	1,497	20
Minority interests	(2,666)	(1,239)	(7,240)	(3,108)

Earnings from continuing operations before income taxes	34,277	24,493	97,288	70,423
Income tax expense	13,715	9,864	38,975	28,280

Net earnings from continuing operations	20,562	14,629	58,313	42,143
Earnings (loss) from discontinued operations, net of income taxes	167	(4,265)	(333)	(6,348)

Net earnings	$20,729	$10,364	$57,980	$35,795

See accompanying notes.

IASIS HEALTHCARE LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Nine Months Ended
	June 30,
	2009	2008
Cash flows from operating activities
Net earnings	$57,980	$35,795
Adjustments to reconcile net earnings to net cash provided by operating activities:
Loss from discontinued operations	333	6,348
Depreciation and amortization	73,509	71,143
Amortization of loan costs	2,257	2,173
Minority interests	7,240	3,108
Deferred income taxes	11,792	11,588
Gain on disposal of assets, net	(1,497)	(20)
Hurricane-related property damage	938	—
Stock compensation costs	420	—
Changes in operating assets and liabilities, net of the effect of acquisition and dispositions:
Accounts receivable, net	(18,854)	(967)
Inventories, prepaid expenses and other current assets	(2,491)	(34,117)
Accounts payable, other accrued expenses and other accrued liabilities	39,231	(36,449)

Net cash provided by operating activities — continuing operations	170,858	58,602
Net cash provided by operating activities — discontinued operations	1,548	568

Net cash provided by operating activities	172,406	59,170

Cash flows from investing activities
Purchases of property and equipment, net	(66,608)	(87,705)
Cash paid for acquisitions, net	(1,521)	(16,668)
Proceeds from sale of assets	5,240	353
Change in other assets, net	1,832	2,869

Net cash used in investing activities — continuing operations	(61,057)	(101,151)
Net cash provided by (used in) investing activities — discontinued operations	10	(899)

Net cash used in investing activities	(61,047)	(102,050)

Cash flows from financing activities
Proceeds from debt borrowings	—	337,200
Payment of debt and capital lease obligations	(53,672)	(304,587)
Distribution of minority interests	(4,721)	(3,743)
Proceeds received from sale (costs paid for repurchase) of partnership interests, net	(1,379)	15,648

Net cash provided by (used in) financing activities — continuing operations	(59,772)	44,518
Net cash used in financing activities — discontinued operations	—	(304)

Net cash provided by (used in) financing activities	(59,772)	44,214

Change in cash and cash equivalents	51,587	1,334
Cash and cash equivalents at beginning of period	80,738	—

Cash and cash equivalents at end of period	$132,325	$1,334

Supplemental disclosure of cash flow information
Cash paid for interest	$60,519	$75,911

Cash paid (received) for income taxes, net	$3,834	$(3,286)

See accompanying notes.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. ORGANIZATION AND BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements as of and for the quarters and nine months ended June 30, 2009 and 2008, reflect the financial position, results of operations and cash flows of IASIS Healthcare LLC (“IASIS” or the “Company”). The Company’s sole member and parent company is IASIS Healthcare Corporation (“Holdings” or “IAS”).
IASIS owns and operates medium-sized acute care hospitals in high-growth urban and suburban markets. At June 30, 2009, the Company owned or leased 15 acute care hospital facilities and one behavioral health hospital facility, with a total of 2,789 beds in service, located in six regions:
•	Salt Lake City, Utah;
•	Phoenix, Arizona;
•	Tampa-St. Petersburg, Florida;
•	three cities in Texas, including San Antonio;
•	Las Vegas, Nevada; and
•	West Monroe, Louisiana.
The Company also owns and operates Health Choice Arizona, Inc. (“Health Choice” or the “Plan”), a Medicaid and Medicare managed health plan in Phoenix, Arizona, which covered over 181,000 lives at June 30, 2009.
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
The Company has evaluated its financial statements and disclosures for the impact of subsequent events up to the date of filing.
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
General and Administrative
The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include the IASIS corporate office costs, which were $12.4 million and $10.2 million for the quarters ended June 30, 2009 and 2008, respectively, and $33.0 million and $30.9 million for the nine months ended June 30, 2009 and 2008, respectively.
2. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
Long-term debt and capital lease obligations consist of the following (in thousands):

	June 30,	September 30,
	2009	2008
Senior secured credit facilities	$577,623	$629,818
Senior subordinated notes	475,000	475,000
Capital leases and other obligations	8,328	9,804

	1,060,951	1,114,622

Less current maturities	8,426	7,623

	$1,052,525	$1,106,999

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

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
At June 30, 2009, amounts outstanding under the Company’s senior secured credit facilities consisted of a $429.1 million term loan and a $148.5 million delayed draw term loan. In addition, the Company had $36.9 million and $20.9 million in letters of credit outstanding under the synthetic letter of credit facility and the revolving credit facility, respectively. The weighted average interest rate of outstanding borrowings under the senior secured credit facilities was 3.3% and 3.6% for the quarter and nine months ended June 30, 2009, respectively.
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
$300.0 Million Holdings Senior Paid-in-Kind Loans
In fiscal 2007, IAS issued $300.0 million in Holdings Senior Paid-in-Kind (“PIK”) Loans, which were used to repurchase certain preferred equity from its stockholders. The $300.0 million Holdings Senior PIK Loans mature June 15, 2014, and bear interest at an annual rate equal to LIBOR plus 5.25%. The Holdings Senior PIK Loans rank behind the Company’s existing debt and will convert to cash-pay beginning in June 2012, at which time all accrued and unpaid interest becomes payable. At June 30, 2009, the outstanding balance of the Holdings Senior PIK Loans was $363.0 million, which includes $63.0 million of interest that has accrued to the principal of these loans since the date of issuance.
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

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Company accounts for its interest rate swaps in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and SFAS No. 161, Disclosure About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities to improve the financial reporting for these derivative instruments. Under the provisions of SFAS 133, the Company has designated its interest rate swaps as cash flow hedge instruments. The Company assesses the effectiveness of these cash flow hedges on a quarterly basis, with any ineffectiveness being measured using the hypothetical derivative method. The Company completed an assessment of its cash flow hedge instruments during the quarter ended June 30, 2009, and determined its hedging instruments to be highly effective.
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
The fair value of the Company’s interest rate swaps at June 30, 2009, reflects a liability balance of $2.2 million and is included in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheet. The fair value of the Company’s interest rate swaps reflects a liability because market interest rates at the balance sheet date are below the fixed interest rate component included in the interest rate swap agreements. Any change in the fair value of the Company’s interest rate swaps, net of income taxes, is included in other comprehensive loss as a component of member’s equity in the accompanying unaudited condensed consolidated balance sheet.
4. OTHER COMPREHENSIVE LOSS
A summary of activity in the Company’s accumulated other comprehensive loss consists of the following (in thousands):

Balance at September 30, 2008	$—

Change in fair value of interest rate swaps, net of income tax effect of $829	1,389

Balance at June 30, 2009	$1,389

5. DISCONTINUED OPERATIONS
The Company’s lease agreements to operate Mesa General Hospital (“Mesa General”), located in Mesa, Arizona, and Biltmore Surgery Center (“Biltmore”), located in Phoenix, Arizona, expired by their terms on July 31, 2008 and September 30, 2008, respectively. The Company discontinued services at Mesa General on May 31, 2008, and Biltmore on April 30, 2008. The operating results of Mesa General and Biltmore are classified in the Company’s accompanying unaudited condensed consolidated financial statements as discontinued operations in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The following table sets forth the components of discontinued operations for the quarters and nine months ended June 30, 2009 and 2008, respectively, (in thousands):

	Quarter Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Total net revenue	$434	$10,802	$760	$50,419

Operating expenses	167	16,534	1,291	59,462
Loss on disposal of assets	—	1,106	—	1,106
Income tax expense (benefit)	100	(2,573)	(198)	(3,801)

Earnings (loss) from discontinued operations, net of income taxes	$167	$(4,265)	$(333)	$(6,348)

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Company allocated to discontinued operations interest expense of $617,000 and $1.9 million for the quarter and nine months ended June 30, 2008, respectively. The allocation of interest expense to discontinued operations was based on the ratio of disposed net assets of Mesa General and Biltmore to the sum of total net assets of the Company plus the Company’s total outstanding debt.
Income taxes allocated to the discontinued operations resulted in related effective tax rates of 37.5% and 37.6% for the quarters ended June 30, 2009 and 2008, respectively, and 37.3% and 37.5% for the nine months ended June 30, 2009 and 2008, respectively.
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
Professional, General and Workers’ Compensation Liability Risks
The Company is subject to claims and legal actions in the ordinary course of business, including but not limited to claims relating to patient treatment and personal injuries. To cover these types of claims, the Company maintains professional and general liability insurance in excess of self-insured retentions through a commercial insurance carrier in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is currently not a party to any such proceedings that, in the Company’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company expenses an estimate of the costs it expects to incur under the self-insured retention exposure for professional and general liability claims using historical claims data, demographic factors, severity factors, current incident logs and other actuarial analysis. At June 30, 2009 and September 30, 2008, the Company’s professional and general liability accrual for asserted and unasserted claims totaled $37.8 million and $34.3 million, respectively. The semi-annual valuations from the Company’s independent actuary for professional and general liability losses resulted in a change in related estimates for prior periods which decreased professional and general liability expense by $3.2 million and $3.9 million during the nine months ended June 30, 2009 and 2008, respectively.
The Company is subject to claims and legal actions in the ordinary course of business related to workers’ compensation and other labor and employment matters. To cover these types of claims, the Company maintains workers’ compensation insurance coverage with a self-insured retention. The Company accrues costs of workers’ compensation claims based upon estimates derived from its claims experience. The semi-annual valuations from the Company’s independent actuary for workers’ compensation losses resulted in a change in related estimates for prior periods which decreased workers’ compensation expense by $852,000 during the nine months ended June 30, 2009, and increased workers’ compensation expense by $803,000 during the same prior year period.
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

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of June 30, 2009, the Company has provided a performance guaranty in the form of a letter of credit in the amount of $36.7 million for the benefit of AHCCCS to support its obligations under the Health Choice contract to provide and pay for the healthcare services of its members. The amount of the performance guaranty is generally based in part upon the membership in the Plan and the related capitation revenue paid to Health Choice.
Capital Expenditure Commitments
As of June 30, 2009, the Company is expanding and renovating some of its existing facilities to provide additional capacity, more effectively deliver patient care and provide a greater variety of services. The Company had incurred $89.7 million in costs toward uncompleted projects as of June 30, 2009, which is included in property and equipment in the accompanying unaudited condensed consolidated balance sheet. At June 30, 2009, the Company had various construction and other projects in progress with an estimated additional cost to complete and equip of approximately $24.8 million, including patient tower expansions at Jordan Valley Medical Center and Davis Hospital and Medical Center, two of the Company’s Utah hospitals. The patient tower at Jordan Valley Medical Center opened on January 29, 2009. The Company expects the patient tower at Davis Hospital and Medical Center to be completed during the fourth quarter of fiscal 2009.
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
At June 30, 2009 and September 30, 2008, the Company had liabilities for these minimum revenue guarantees totaling $1.6 million and $2.2 million, respectively. At June 30, 2009, the maximum amount of all minimum revenue guarantees that could be paid prospectively was $2.3 million.
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
Other
On March 31, 2008, the United States District Court for the District of Arizona (the “District Court”) dismissed with prejudice the qui tam complaint against IAS, the Company’s parent company. The qui tam action sought monetary damages and civil penalties under the federal False Claims Act (“FCA”) and included allegations that certain business practices related to physician relationships and the medical necessity of certain procedures resulted in the submission of claims for reimbursement in violation of the FCA. The case dates back to March 2005 and became the subject of a subpoena by the Office of Inspector General (“OIG”) in September 2005. In August 2007, the case was unsealed and became a private lawsuit after the Department of Justice declined to intervene. The United States District Judge dismissed the case from the bench at the conclusion of oral arguments on IAS’ motion to dismiss. On April 21, 2008, the court issued a written order dismissing the case with prejudice and entering formal judgment for IAS. On May 7, 2008, the qui tam relator’s counsel filed a Notice of Appeal to the United States Court of Appeals for the Ninth Circuit to appeal the District Court’s dismissal of the case. On May 21, 2008, IAS filed a Notice of Cross-Appeal to the United States Court of Appeals for the Ninth Circuit from a portion of the April 21, 2008 Order and, on July 22, 2008, IAS filed a Motion to Disqualify relator’s counsel related to their misappropriation of information subject to a claim of attorney-client privilege by IAS. On August 21, 2008, the court issued a written order denying IAS’ Motion to Disqualify and resetting the briefing schedule associated with the Ninth Circuit appellate proceedings. On October 21, 2008, the relator filed his appeal brief with the United States Court of Appeals for the Ninth Circuit. IAS filed its cross-appeal brief on January 20, 2009. Currently, the Ninth Circuit appeal is expected to take another six to nine months to complete. If the appeal of the order dismissing the qui tam action with prejudice was to be resolved in a manner unfavorable to IAS, it could have a material adverse effect on the Company’s business, financial condition and results of operations, including exclusion from the Medicare and Medicaid programs.

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
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which is effective for interim and annual reporting periods ending after June 15, 2009. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company’s adoption of SFAS 165 did not impact its results of operations or financial position.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”), which is effective for financial statements issued for interim and annual reporting periods ending after September 15, 2009. The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The issuance of SFAS No. 168 and the Codification do not change current GAAP and will not have an impact on the Company’s results of operations or financial position.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
8. SEGMENT AND GEOGRAPHIC INFORMATION
The Company’s acute care hospitals and related healthcare businesses are similar in their activities and the economic environments in which they operate (i.e. urban and suburban markets). Accordingly, the Company’s reportable operating segments consist of (1) acute care hospitals and related healthcare businesses, collectively “Acute Care,” and (2) Health Choice. The following is a financial summary by business segment for the periods indicated (in thousands):

	For the Quarter Ended June 30, 2009
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue	$417,880	$—	$—	$417,880
Premium revenue	—	183,738	—	183,738
Revenue between segments	2,542	—	(2,542)	—

Net revenue	420,422	183,738	(2,542)	601,618

Salaries and benefits	159,979	4,900	—	164,879
Supplies	63,905	45	—	63,950
Medical claims	—	161,461	(2,542)	158,919
Other operating expenses	75,876	3,832	—	79,708
Provision for bad debts	45,594	—	—	45,594
Rentals and leases	9,635	373	—	10,008

Adjusted EBITDA(1)	65,433	13,127	—	78,560

Interest expense, net	16,334	—	—	16,334
Depreciation and amortization	23,320	897	—	24,217
Management fees	1,250	—	—	1,250

Earnings from continuing operations before gain on disposal of assets, minority interests and income taxes	24,529	12,230	—	36,759
Gain on disposal of assets, net	184	—	—	184
Minority interests	(2,666)	—	—	(2,666)

Earnings from continuing operations before income taxes	$22,047	$12,230	$—	$34,277

	For the Quarter Ended June 30, 2008
	Acute Care	Health Choice	Eliminations	Consolidated

Acute care revenue	$390,538	$—	$—	$390,538
Premium revenue	—	142,022	—	142,022
Revenue between segments	2,591	—	(2,591)	—

Net revenue	393,129	142,022	(2,591)	532,560

Salaries and benefits	155,221	4,468	—	159,689
Supplies	59,847	60	—	59,907
Medical claims	—	121,781	(2,591)	119,190
Other operating expenses	70,490	4,634	—	75,124
Provision for bad debts	40,032	—	—	40,032
Rentals and leases	8,964	313	—	9,277

Adjusted EBITDA(1)	58,575	10,766	—	69,341

Interest expense, net	17,616	—	—	17,616
Depreciation and amortization	23,780	924	—	24,704
Management fees	1,250	—	—	1,250

Earnings from continuing operations before loss on disposal of assets, minority interests and income taxes	15,929	9,842	—	25,771

Loss on disposal of assets, net	(39)	—	—	(39)
Minority interests	(1,239)	—	—	(1,239)

Earnings from continuing operations before income taxes	$14,651	$9,842	$—	$24,493

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Adjusted EBITDA represents net earnings from continuing operations before interest expense, income tax expense, depreciation and amortization, gain (loss) on disposal of assets, minority interests and management fees. Management fees represent monitoring and advisory fees paid to TPG, the Company’s majority financial sponsor, and certain other members of IASIS Investment LLC, majority shareholder of IAS. Management routinely calculates and communicates adjusted EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within the healthcare industry to evaluate hospital performance, allocate resources and measure leverage capacity and debt service ability. In addition, the Company uses adjusted EBITDA as a measure of performance for its business segments and for incentive compensation purposes. Adjusted EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net earnings, cash flows generated by operating, investing, or financing activities or other financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance or liquidity. Adjusted EBITDA, as presented, differs from what is defined under the Company’s senior secured credit facilities and may not be comparable to similarly titled measures of other companies.

	For the Nine Months Ended June 30, 2009
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue	$1,237,506	$—	$—	$1,237,506
Premium revenue	—	504,410	—	504,410
Revenue between segments	6,551	—	(6,551)	—

Net revenue	1,244,057	504,410	(6,551)	1,741,916

Salaries and benefits	480,634	14,753	—	495,387
Supplies	187,316	213	—	187,529
Medical claims	—	429,070	(6,551)	422,519
Other operating expenses	220,272	16,739	—	237,011
Provision for bad debts	137,892	—	—	137,892
Rentals and leases	28,038	1,183	—	29,221
Hurricane-related property damage	938	—	—	938

Adjusted EBITDA(1)	188,967	42,452	—	231,419

Interest expense, net	51,129	—	—	51,129
Depreciation and amortization	70,860	2,649	—	73,509
Management fees	3,750	—	—	3,750

Earnings from continuing operations before gain on disposal of assets, minority interests and income taxes	63,228	39,803	—	103,031
Gain on disposal of assets, net	1,497	—	—	1,497
Minority interests	(7,240)	—	—	(7,240)

Earnings from continuing operations before income taxes	$57,485	$39,803	$—	$97,288

Segment assets	$2,141,103	$225,832		$2,366,935

Capital expenditures — continuing operations	$65,810	$798		$66,608

Goodwill	$776,341	$5,757		$782,098

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the Nine Months Ended June 30, 2008
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue	$1,149,295	$—	$—	$1,149,295
Premium revenue	—	400,822	—	400,822
Revenue between segments	7,270	—	(7,270)	—

Net revenue	1,156,565	400,822	(7,270)	1,550,117

Salaries and benefits	462,479	12,844	—	475,323
Supplies	176,943	181	—	177,124
Medical claims	—	340,922	(7,270)	333,652
Other operating expenses	195,672	13,445	—	209,117
Provision for bad debts	120,839	—	—	120,839
Rentals and leases	26,311	887	—	27,198

Adjusted EBITDA(1)	174,321	32,543	—	206,864

Interest expense, net	58,460	—	—	58,460
Depreciation and amortization	68,425	2,718	—	71,143
Management fees	3,750	—	—	3,750

Earnings from continuing operations before gain on disposal of assets, minority interests and income taxes	43,686	29,825	—	73,511

Gain on disposal of assets, net	20	—	—	20
Minority interests	(3,108)	—	—	(3,108)

Earnings from continuing operations before income taxes	$40,598	$29,825	$—	$70,423

Segment assets	$2,068,423	$178,914		$2,247,337

Capital expenditures — continuing operations	$87,425	$280		$87,705

Goodwill	$773,688	$5,757		$779,445

(1)	Adjusted EBITDA represents net earnings from continuing operations before interest expense, income tax expense, depreciation and amortization, gain on disposal of assets, minority interests and management fees. Management fees represent monitoring and advisory fees paid to TPG, the Company’s majority financial sponsor, and certain other members of IASIS Investment LLC, majority shareholder of IAS. Management routinely calculates and communicates adjusted EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within the healthcare industry to evaluate hospital performance, allocate resources and measure leverage capacity and debt service ability. In addition, the Company uses adjusted EBITDA as a measure of performance for its business segments and for incentive compensation purposes. Adjusted EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net earnings, cash flows generated by operating, investing, or financing activities or other financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance or liquidity. Adjusted EBITDA, as presented, differs from what is defined under the Company’s senior secured credit facilities and may not be comparable to similarly titled measures of other companies.
9. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
The 8 3/4% notes described in Note 2 are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s existing domestic subsidiaries, other than non-guarantor subsidiaries which include Health Choice and the Company’s non-wholly owned subsidiaries.
Summarized condensed consolidating balance sheets at June 30, 2009 and September 30, 2008, condensed consolidating statements of operations for the quarters and nine months ended June 30, 2009 and 2008, and condensed consolidating statements of cash flows for the nine months ended June 30, 2009 and 2008, for the Company, segregating the parent company issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, are found below. Prior year amounts have been reclassified to conform to the current year presentation.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Balance Sheet (unaudited)
June 30, 2009
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$132,078	$247	$—	$132,325
Accounts receivable, net	—	95,407	146,272	—	241,679
Inventories	—	21,204	28,504	—	49,708
Deferred income taxes	37,045	—	—	—	37,045
Prepaid expenses and other current assets	—	21,221	41,049	—	62,270

Total current assets	37,045	269,910	216,072	—	523,027

Property and equipment, net	—	352,261	645,199	—	997,460
Intercompany	—	(208,924)	208,924	—	—
Net investment in and advances to subsidiaries	1,667,922	—	—	(1,667,922)	—
Goodwill	18,569	130,385	633,144	—	782,098
Other intangible assets, net	—	—	30,750	—	30,750
Other assets, net	15,954	12,790	4,856	—	33,600

Total assets	$1,739,490	$556,422	$1,738,945	$(1,667,922)	$2,366,935

Liabilities and Member’s Equity
Current liabilities:
Accounts payable	$—	$22,679	$47,094	$—	$69,773
Salaries and benefits payable	—	27,390	21,208	—	48,598
Accrued interest payable	2,114	(3,223)	3,223	—	2,114
Medical claims payable	—	—	104,306	—	104,306
Other accrued expenses and other current liabilities	—	57,946	14,919	—	72,865
Current portion of long-term debt and capital lease obligations	7,469	957	20,292	(20,292)	8,426

Total current liabilities	9,583	105,749	211,042	(20,292)	306,082

Long-term debt and capital lease obligations	1,046,733	5,792	569,530	(569,530)	1,052,525
Deferred income taxes	119,069	—	—	—	119,069
Other long-term liabilities	—	50,807	648	—	51,455
Minority interests	—	53,015	—	—	53,015

Total liabilities	1,175,385	215,363	781,220	(589,822)	1,582,146

Member’s equity	564,105	341,059	957,725	(1,078,100)	784,789

Total liabilities and member’s equity	$1,739,490	$556,422	$1,738,945	$(1,667,922)	$2,366,935

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

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
For the Quarter Ended June 30, 2009 (unaudited)
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue:
Acute care revenue	$—	$162,850	$257,572	$(2,542)	$417,880
Premium revenue	—	—	183,738	—	183,738

Total net revenue	—	162,850	441,310	(2,542)	601,618

Costs and expenses:
Salaries and benefits	—	81,176	83,703	—	164,879
Supplies	—	26,629	37,321	—	63,950
Medical claims	—	—	161,461	(2,542)	158,919
Other operating expenses	—	31,174	48,534	—	79,708
Provision for bad debts	—	22,557	23,037	—	45,594
Rentals and leases	—	3,925	6,083	—	10,008
Interest expense, net	16,334	—	9,464	(9,464)	16,334
Depreciation and amortization	—	10,064	14,153	—	24,217
Management fees	1,250	(5,531)	5,531	—	1,250
Equity in earnings of affiliates	(41,599)	—	—	41,599	—

Total costs and expenses	(24,015)	169,994	389,287	29,593	564,859

Earnings (loss) from continuing operations before gain (loss) on disposal of assets, minority interests and income taxes	24,015	(7,144)	52,023	(32,135)	36,759
Gain (loss) on disposal of assets, net	—	187	(3)	—	184
Minority interests	—	(2,666)	—	—	(2,666)

Earnings (loss) from continuing operations before income taxes	24,015	(9,623)	52,020	(32,135)	34,277
Income tax expense	12,650	—	1,065	—	13,715

Net earnings (loss) from continuing operations	11,365	(9,623)	50,955	(32,135)	20,562
Earnings (loss) from discontinued operations, net of income taxes	(100)	253	14	—	167

Net earnings (loss)	$11,265	$(9,370)	$50,969	$(32,135)	$20,729

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
For the Quarter Ended June 30, 2008 (unaudited)
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net revenue:
Acute care revenue	$—	$165,990	$227,139	$(2,591)	$390,538
Premium revenue	—	—	142,022	—	142,022

Total net revenue	—	165,990	369,161	(2,591)	532,560

Costs and expenses:
Salaries and benefits	—	82,145	77,544	—	159,689
Supplies	—	28,243	31,664	—	59,907
Medical claims	—	—	121,781	(2,591)	119,190
Other operating expenses	—	28,961	46,163	—	75,124
Provision for bad debts	—	18,749	21,283	—	40,032
Rentals and leases	—	3,844	5,433	—	9,277
Interest expense, net	17,616	—	13,796	(13,796)	17,616
Depreciation and amortization	—	10,985	13,719	—	24,704
Management fees	1,250	(4,994)	4,994	—	1,250
Equity in earnings of affiliates	(23,067)	—	—	23,067	—

Total costs and expenses	(4,201)	167,933	336,377	6,680	506,789

Earnings (loss) from continuing operations before gain (loss) on disposal of assets, minority interests and income taxes	4,201	(1,943)	32,784	(9,271)	25,771
Gain (loss) on disposal of assets, net	—	(49)	10	—	(39)
Minority interests	—	(1,239)	—	—	(1,239)

Earnings (loss) from continuing operations before income taxes	4,201	(3,231)	32,794	(9,271)	24,493
Income tax expense	9,864	—	—	—	9,864

Net earnings (loss) from continuing operations	(5,663)	(3,231)	32,794	(9,271)	14,629
Earnings (loss) from discontinued operations, net of income taxes	2,231	(5,339)	(1,157)	—	(4,265)

Net earnings (loss)	$(3,432)	$(8,570)	$31,637	$(9,271)	$10,364

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
For the Nine Months Ended June 30, 2009 (unaudited)
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue:
Acute care revenue	$—	$488,285	$755,772	$(6,551)	$1,237,506
Premium revenue	—	—	504,410	—	504,410

Total net revenue	—	488,285	1,260,182	(6,551)	1,741,916

Costs and expenses:
Salaries and benefits	—	246,364	249,023	—	495,387
Supplies	—	78,200	109,329	—	187,529
Medical claims	—	—	429,070	(6,551)	422,519
Other operating expenses	—	86,769	150,242	—	237,011
Provision for bad debts	—	68,297	69,595	—	137,892
Rentals and leases	—	11,942	17,279	—	29,221
Interest expense, net	51,129	—	33,237	(33,237)	51,129
Depreciation and amortization	—	31,827	41,682	—	73,509
Management fees	3,750	(16,267)	16,267	—	3,750
Hurricane-related property damage	—	—	938	—	938
Equity in earnings of affiliates	(117,334)	—	—	117,334	—

Total costs and expenses	(62,455)	507,132	1,116,662	77,546	1,638,885

Earnings (loss) from continuing operations before gain on disposal of assets, minority interests and income taxes	62,455	(18,847)	143,520	(84,097)	103,031
Gain on disposal of assets, net	—	1,479	18	—	1,497
Minority interests	—	(7,240)	—	—	(7,240)

Earnings (loss) from continuing operations before income taxes	62,455	(24,608)	143,538	(84,097)	97,288
Income tax expense	37,910	—	1,065	—	38,975

Net earnings (loss) from continuing operations	24,545	(24,608)	142,473	(84,097)	58,313
Earnings (loss) from discontinued operations, net of income taxes	198	(561)	30	—	(333)

Net earnings (loss)	$24,743	$(25,169)	$142,503	$(84,097)	$57,980

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
For the Nine Months Ended June 30, 2008 (unaudited)
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net revenue:
Acute care revenue	$—	$495,386	$661,179	$(7,270)	$1,149,295
Premium revenue	—	—	400,822	—	400,822

Total net revenue	—	495,386	1,062,001	(7,270)	1,550,117

Costs and expenses:
Salaries and benefits	—	242,455	232,868	—	475,323
Supplies	—	84,882	92,242	—	177,124
Medical claims	—	—	340,922	(7,270)	333,652
Other operating expenses	—	81,530	127,587	—	209,117
Provision for bad debts	—	61,451	59,388	—	120,839
Rentals and leases	—	11,264	15,934	—	27,198
Interest expense, net	58,460	—	41,041	(41,041)	58,460
Depreciation and amortization	—	31,898	39,245	—	71,143
Management fees	3,750	(14,405)	14,405	—	3,750
Equity in earnings of affiliates	(82,576)	—	—	82,576	—

Total costs and expenses	(20,366)	499,075	963,632	34,265	1,476,606

Earnings (loss) from continuing operations before gain on disposal of assets, minority interests and income taxes	20,366	(3,689)	98,369	(41,535)	73,511
Gain on disposal of assets, net	—	19	1	—	20
Minority interests	—	(3,108)	—	—	(3,108)

Earnings (loss) from continuing operations before income taxes	20,366	(6,778)	98,370	(41,535)	70,423
Income tax expense	28,280	—	—	—	28,280

Net earnings (loss) from continuing operations	(7,914)	(6,778)	98,370	(41,535)	42,143
Earnings (loss) from discontinued operations, net of income taxes	2,668	(5,961)	(3,055)	—	(6,348)

Net earnings (loss)	$(5,246)	$(12,739)	$95,315	$(41,535)	$35,795

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended June 30, 2009 (unaudited)
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net earnings (loss)	$24,743	$(25,169)	$142,503	$(84,097)	$57,980
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Loss (earnings) from discontinued operations	(198)	561	(30)	—	333
Depreciation and amortization	—	31,827	41,682	—	73,509
Amortization of loan costs	2,257	—	—	—	2,257
Minority interests	—	7,240	—	—	7,240
Deferred income taxes	11,792	—	—	—	11,792
Gain on disposal of assets, net	—	(1,479)	(18)	—	(1,497)
Hurricane-related property damage	—	—	938	—	938
Stock compensation costs	420	—	—	—	420
Equity in earnings of affiliates	(117,334)	—	—	117,334	—
Changes in operating assets and liabilities, net of the effect of acquisition and dispositions:
Accounts receivable, net	—	4,724	(23,578)	—	(18,854)
Inventories, prepaid expenses and other current assets	—	(505)	(1,986)	—	(2,491)
Accounts payable, other accrued expenses and other accrued liabilities	(10,346)	42,896	6,681	—	39,231

Net cash provided by (used in) operating activities — continuing operations	(88,666)	60,095	166,192	33,237	170,858
Net cash provided by (used in) operating activities — discontinued operations	(198)	1,905	(159)	—	1,548

Net cash provided by (used in) operating activities	(88,864)	62,000	166,033	33,237	172,406

Cash flows from investing activities
Purchases of property and equipment, net	—	(18,835)	(47,773)	—	(66,608)
Cash paid for acquisition, net	—	(1,521)	—	—	(1,521)
Proceeds from sale of assets	—	3,007	2,233	—	5,240
Change in other assets, net	—	(173)	2,005	—	1,832

Net cash used in investing activities — continuing operations	—	(17,522)	(43,535)	—	(61,057)
Net cash provided by investing activities — discontinued operations	—	10	—	—	10

Net cash used in investing activities	—	(17,512)	(43,535)	—	(61,047)

Cash flows from financing activities
Payment of debt and capital lease obligations	(52,813)	125	(984)	—	(53,672)
Distribution of minority interests	—	(209)	(4,512)	—	(4,721)
Costs paid for repurchase of partnership interests, net	—	(1,379)	—	—	(1,379)
Change in intercompany balances with affiliates, net	141,677	8,717	(117,157)	(33,237)	—

Net cash provided by (used in) financing activities	88,864	7,254	(122,653)	(33,237)	(59,772)

Change in cash and cash equivalents	—	51,742	(155)	—	51,587
Cash and cash equivalents at beginning of period	—	80,336	402	—	80,738

Cash and cash equivalents at end of period	$—	$132,078	$247	$—	$132,325

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended June 30, 2008 (unaudited)
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Cash flows from operating activities
Net earnings (loss)	$(5,246)	$(12,739)	$95,315	$(41,535)	$35,795
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Loss (earnings) from discontinued operations	(2,668)	5,961	3,055	—	6,348
Depreciation and amortization	—	31,898	39,245	—	71,143
Amortization of loan costs	2,173	—	—	—	2,173
Minority interests	—	3,108	—	—	3,108
Deferred income taxes	11,588	—	—	—	11,588
Gain on disposal of assets, net	—	(19)	(1)	—	(20)
Equity in earnings of affiliates	(82,576)	—	—	82,576	—
Changes in operating assets and liabilities, net of the effect of acquisition and dispositions:

Accounts receivable, net	—	14,546	(15,513)	—	(967)
Inventories, prepaid expenses and other current assets	—	(856)	(33,261)	—	(34,117)
Accounts payable, other accrued expenses and other accrued liabilities	(21,453)	(6,305)	(8,691)	—	(36,449)

Net cash provided by (used in) operating activities — continuing operations	(98,182)	35,594	80,149	41,041	58,602
Net cash provided by (used in) operating activities — discontinued operations	(2,232)	4,939	(2,139)	—	568

Net cash provided by (used in) operating activities	(100,414)	40,533	78,010	41,041	59,170

Cash flows from investing activities
Purchases of property and equipment, net	—	(28,338)	(59,367)	—	(87,705)
Cash paid for acquisition, net	—	(16,668)	—	—	(16,668)
Proceeds from sale of assets	—	87	266	—	353
Change in other assets, net	—	2,340	529	—	2,869

Net cash used in investing activities — continuing operations	—	(42,579)	(58,572)	—	(101,151)
Net cash used in investing activities — discontinued operations	—	(899)	—	—	(899)

Net cash used in investing activities	—	(43,478)	(58,572)	—	(102,050)

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Cash flows from financing activities
Proceeds from debt borrowings	337,200	—	—	—	337,200
Payment of debt and capital lease obligations	(301,678)	(674)	(2,235)	—	(304,587)
Distribution of minority interests	—	(341)	(3,402)	—	(3,743)
Proceeds from sale of partnership interests, net	—	15,648	—	—	15,648
Change in intercompany balances with affiliates, net	64,892	(6,286)	(17,565)	(41,041)	—

Net cash provided by (used in) financing activities — continuing operations	100,414	8,347	(23,202)	(41,041)	44,518
Net cash used in financing activities — discontinued operations	—	(304)	—	—	(304)

Net cash provided by (used in) financing activities	100,414	8,043	(23,202)	(41,041)	44,214

Change in cash and cash equivalents	—	5,098	(3,764)	—	1,334
Cash and cash equivalents at beginning of period	—	(4,052)	4,052	—	—

Cash and cash equivalents at end of period	$—	$1,046	$288	$—	$1,334

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements, the notes to our unaudited condensed consolidated financial statements and the other financial information appearing elsewhere in this report. Data for the quarters and nine months ended June 30, 2009 and 2008 has been derived from our unaudited condensed consolidated financial statements. References herein to “we,” “our” and “us” are to IASIS Healthcare LLC and its subsidiaries.
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

EXECUTIVE OVERVIEW
We are a leading owner and operator of medium-sized acute care hospitals in high-growth urban and suburban markets. We operate our hospitals with a strong community focus by offering and developing healthcare services targeted to the needs of the markets we serve, promoting strong relationships with physicians and working with local managed care plans. At June 30, 2009, we owned or leased 15 acute care hospital facilities and one behavioral health hospital facility, with a total of 2,789 beds in service, located in six regions:
•	Salt Lake City, Utah;
•	Phoenix, Arizona;
•	Tampa-St. Petersburg, Florida;
•	three cities in Texas, including San Antonio;
•	Las Vegas, Nevada; and
•	West Monroe, Louisiana.
We also own and operate Health Choice, a Medicaid and Medicare managed health plan in Phoenix, Arizona, that serves over 181,000 members.
Our expansion project at Davis Hospital and Medical Center is nearing completion. This expansion project includes: 67 additional beds; a conversion to all private rooms; a new 20 bed psychiatric unit; a new 14 bed intensive care unit; a women’s surgical services unit; and expanded pediatric, medical/surgical and inpatient services. Once completed, available bed capacity at the hospital will increase from its current capacity of 136 to 194 beds.
Our expansion project at Jordan Valley Medical Center, including the patient tower which opened on January 29, 2009, is also nearing completion. The expansion project consists of three new hospital patient floors, including: 10 additional critical care beds; 88 new inpatient beds; 15 new beds in the emergency department; a new, fully automated laboratory system; a redesigned outpatient cardiology center; and a Level III neonatal intensive care unit. Once fully completed, available bed capacity at the hospital will increase from its current capacity of 172 to 209 beds.
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
Revenue and Volume Trends
Net revenue is comprised of acute care and premium revenue. Net revenue for the quarter ended June 30, 2009, increased 13.0% to $601.6 million, compared to $532.6 million in the prior year quarter. Net revenue for the nine months ended June 30, 2009, increased 12.4% to $1.7 billion, compared to $1.6 billion in the prior year period. Acute care revenue contributed $27.3 million and $88.2 million to the increase in total net revenue for the quarter and nine months ended June 30, 2009, respectively, while premium revenue at Health Choice contributed $41.7 million and $103.6 million for the same periods, respectively.

Acute Care Revenue
Acute care revenue is comprised of net patient revenue and other revenue. A large percentage of our hospitals’ net patient revenue consists of fixed payment, discounted sources, including Medicare, Medicaid and managed care organizations. Reimbursement for Medicare and Medicaid services is often fixed regardless of the cost incurred or the level of services provided. Similarly, a greater percentage of the managed care companies we contract with reimburse providers on a fixed payment basis regardless of the costs incurred or the level of services provided. Net patient revenue is reported net of discounts and contractual adjustments. Contractual adjustments principally result from differences between the hospitals’ established charges and payment rates under Medicare, Medicaid and various managed care plans. Additionally, discounts and contractual adjustments result from our uninsured discount and charity care programs. Other revenue includes medical office building rental income and other miscellaneous revenue.
Certain of our acute care hospitals receive supplemental Medicaid reimbursement, including reimbursement from programs for participating private hospitals that enter into indigent care affiliation agreements with public hospitals or county governments in the state of Texas. Under the Centers for Medicare & Medicaid Services (“CMS”) approved programs, affiliated hospitals, including our Texas hospitals, have expanded the community healthcare safety net by providing indigent healthcare services. Participation in these programs by our Texas hospitals has resulted in an increase in acute care revenue, as well as an increase in professional fees incurred to provide the indigent care services. Revenue recognized under these Texas private supplemental Medicaid reimbursement programs for the quarter and nine months ended June 30, 2009, was $13.6 million and $42.2 million, respectively, compared to $5.4 million and $8.7 million in each of the same prior year periods.
Admissions and adjusted admissions increased 0.9% and 3.4%, respectively, for the quarter ended June 30, 2009, compared to the prior year quarter. Admissions decreased 1.6% and adjusted admissions increased 1.6% for the nine months ended June 30, 2009, compared to the prior year period. While our volume has benefitted from the continued improvements at Mountain Vista Medical Center in Mesa, Arizona, our newest hospital opened in July 2007, as well as the recent opening of the patient tower project at Jordan Valley Medical Center, in Utah, we believe that, in general, volume has been negatively impacted, in part, by the effect of the current economic climate in our markets, including the impact of rising unemployment and patient decisions to defer or cancel general primary care and non-emergent healthcare procedures until their conditions become more acute. This trend has been partially facilitated by the increase in the number of higher deductible employer sponsored health plans. Additionally, we have experienced a shift in our service mix to more outpatient procedures, particularly in service lines such as cardiology, bariatrics and diagnostic imaging, as well as other services. The shift in our service mix is part of an industry trend, as a result of advances in pharmaceutical and medical technologies, where services once performed on an inpatient basis are being converted to outpatient procedures. Given the shift in our service mix and the current economic environment, we anticipate our inpatient volumes could continue to be negatively impacted over the near term. Despite the near term impact from these factors, we believe our volumes over the long-term will grow as a result of our business strategies, including our recent capital investments, and the general aging of the population.
The following table provides the sources of our gross patient revenue by payor for the quarters and nine months ended June 30, 2009 and 2008.

	Quarter Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Medicare	30.2%	31.8%	31.6%	32.5%
Managed Medicare	11.8%	11.2%	11.6%	10.9%
Medicaid	8.3%	7.4%	8.1%	7.1%
Managed Medicaid	10.8%	10.2%	10.6%	10.3%
Managed care and other	34.0%	34.8%	33.2%	34.6%
Self-pay	4.9%	4.6%	4.9%	4.6%

Total	100.0%	100.0%	100.0%	100.0%

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

Net patient revenue per adjusted admission increased 3.8% and 6.1% for the quarter and nine months ended June 30, 2009, respectively, compared to the same prior year periods. Our net patient revenue per adjusted admission has benefited from the increase in supplemental Medicaid reimbursement in our Texas market, as well as improvements in acuity and pricing at Mountain Vista Medical Center. While our net patient revenue per adjusted admission continues to increase, the reduced rates of growth we have experienced in recent quarters are the result of recent industry pressures, including the shift in our service mix to more outpatient procedures, a decline in commercial and managed care volumes, state cuts in Medicaid reimbursement rates, as well as moderating rate increases from commercial and managed care payors, and, as a result of the current economic environment, the impact of an increasing uninsured and indigent population on charity care and Medicaid enrollment. These general industry pricing pressures, along with the consolidation of payors in certain markets, may result in reduced reimbursement from managed care organizations in future periods. Such consolidation of managed care organizations has resulted in a greater focus on case management, as well as increased efforts by payors to align themselves with networks of providers in certain markets in which we operate.
For federal fiscal year 2010, CMS has provided a 2.1% market basket update for hospitals that submit certain quality patient care indicators and a 0.1% update for hospitals that do not submit this data. Medicare payments to hospitals in fiscal years 2008 and 2009 were reduced to eliminate what CMS estimates will be the effect of coding or classifications changes as a result of hospitals implementing the MS-DRG system. If CMS retrospectively determines that adjustment levels for federal fiscal years 2008 and 2009 were inadequate, CMS may impose additional adjustments in future years. CMS has announced its intent to impose payment adjustments in federal fiscal years 2011 and 2012 because of what CMS has determined to be an inadequate adjustment in federal fiscal year 2008. Additionally, Medicare payments to hospitals are subject to a number of other adjustments, and the actual impact on payments to specific hospitals may vary. In some cases, commercial third-party payors and other payors such as some state Medicaid programs rely on all or portions of the Medicare DRG system to determine payment rates, and adjustments that negatively impact Medicare payments may also negatively impact payments from Medicaid programs or commercial third-party payors and other payors.
Premium Revenue
Premium revenue generated under the AHCCCS and CMS contracts with Health Choice represented 30.5% and 29.0% of our consolidated net revenue for the quarter and nine months ended June 30, 2009, respectively, compared to 26.7% and 25.9%, respectively, in the same prior year periods. Most premium revenue at Health Choice is derived through a contract with AHCCCS to provide specified health services to qualified Medicaid enrollees through contracted providers. AHCCCS is the state agency that administers Arizona’s Medicaid program. The contract requires Health Choice to arrange for healthcare services for enrolled Medicaid patients in exchange for fixed monthly premiums, based upon negotiated per capita member rates, and supplemental payments from AHCCCS. Health Choice also contracts with CMS to provide coverage as a Medicare Advantage Prescription Drug (“MAPD”) Special Needs Plan (“SNP”). This contract allows Health Choice to offer Medicare and Part D drug benefit coverage to new and existing dual-eligible members (i.e. those that are eligible for Medicare and Medicaid). Under current law, CMS’ authority to designate SNPs expires on December 31, 2010. Unless this law is changed, CMS may not be able to renew Health Choice’s SNP contract after December 31, 2010. Additionally, federal law prohibits CMS from designating additional disproportionate percentage SNPs through December 31, 2010, and prohibits existing SNPs from enrolling individuals outside of their existing geographic areas through December 31, 2009.
Effective October 1, 2008, Health Choice began its new contract with AHCCCS, which provides for a three-year term, with AHCCCS having the option to renew for two additional one-year periods. The new contract, which continues our state-wide presence, covers Medicaid members in the following Arizona counties: Apache, Coconino, Maricopa, Mohave, Navajo and Pima, which were served under the previous contract; and Yuma, La Paz and Santa Cruz, which were awarded in connection with the new contract. As of June 30, 2009, Health Choice’s enrollment exceeded 181,000 members, compared to over 145,000 members at September 30, 2008. While we anticipate that our membership in the near term will continue to exceed prior year amounts, we cannot guarantee the continued growth of our membership.
In connection with the new contract effective October 1, 2008, AHCCCS has implemented a new risk-based or severity-adjusted payment methodology for all health plans, which resulted in a reduction to our premium revenue during the quarter and nine months ended June 30, 2009. Implementation of this new payment methodology was retroactive to October 1, 2008, and is also expected to negatively impact premium rates paid to Health Choice going forward. Based upon the risk score adjustment factors provided by AHCCCS, we have estimated slight reductions in our future capitation premium rates.
Premiums received from AHCCCS and CMS to provide services to our members have been impacted by moderating rate increases. Additionally, the state of Arizona has faced and is currently facing significant budgetary concerns. As a result, the state legislature passed a fiscal 2010 budget on July 1, 2009, that includes AHCCCS funding at a lower rate of growth than in prior years, but does include funding for medical cost inflation and increased enrollment in the program. While AHCCCS has not set its premium rates for its fiscal 2010 year, we generally believe Health Choice could experience a decline in rates received on a per member per month basis, which will negatively impact our premium revenue. While we do not anticipate the state of Arizona will make significant changes to its fiscal 2010 budget, the state may adopt additional reimbursement cuts, defer capitation payments or take other steps to reduce program expenditures, should the state’s revenue continue to fall short of expectations. If additional budgetary measures such as these were to occur, we anticipate it would negatively impact our premium revenue in the future; however, we are unable to determine the impact on our results of operations and cash flows.

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
General Economic Environment
During the recent past, the U.S. economy has weakened significantly. Tightened credit markets, depressed consumer spending and higher unemployment rates continue to pressure many industries, including the healthcare industry. During economic downturns, governmental entities often experience budgetary constraints as a result of increased costs and lower than expected tax collections. These budgetary constraints may result in decreased spending for health and human service programs, including Medicare, Medicaid and similar programs, which represent significant payor sources for our hospitals. Other risks we face from the general economic weakness include patient decisions to defer or cancel general primary care and non-emergent healthcare procedures until their conditions become more acute. Economically challenging times produce potential increases in the uninsured and under-insured population, often as a result of job losses and continued shifts in healthcare payment responsibility from employers to employees, resulting in further difficulties in our ability to collect patient co-payment and deductible receivables.
Healthcare Reform
National healthcare reform is a focus at the federal level, and Congress is currently considering a number of proposals that may significantly impact the healthcare industry. Among other things, these proposals intend to decrease or eliminate the number of uninsured individuals and reduce healthcare costs. Various mechanisms to fund healthcare reform legislation are being considered, including proposals that would reduce hospital reimbursement. Several states are also considering healthcare reform measures. Federal or state healthcare reform may reduce our revenue, increase our costs, or otherwise have a material adverse effect on our business, financial condition or results of operations. We are unable to predict the course of federal, state or local healthcare legislation.
Decreased Federal and State Funding for Medicaid Programs
Certain of the states in which we operate have experienced budget constraints as a result of the economic downturn, including increased costs and lower than expected tax collections. Health and human services programs, including Medicaid and similar programs, represent a significant portion of state spending. As a response to these budgetary concerns, most of the states in which we operate have frozen or decreased funding for these programs or made other structural changes resulting in a reduction in Medicaid hospital rates for fiscal years 2009 and 2010. Additional Medicaid spending cuts may be implemented in the future in the states in which we operate. The Deficit Reduction Act of 2005 (“DEFRA”), signed into law on February 8, 2006, included Medicaid cuts of approximately $4.8 billion over five years. CMS has published a number of proposed and final regulations that, if implemented, would result in significant additional reductions in Medicaid funding. These regulations have been subject to Congressional moratoria, rescinded, invalidated by court order or otherwise delayed. However, CMS could pursue implementation of these regulations or other regulatory measures that would further reduce Medicaid funding in the future. If such funding decreases continue to be implemented in the states in which we operate, our results of operations and cash flows could be adversely affected.
The American Recovery and Reinvestment Act of 2009, which became law in February 2009, included almost $87 billion in additional federal Medicaid funding to states through December 2010. Because we participate in Medicaid programs in the states in which we operate, we anticipate a short-term benefit from these additional funds; however, we do not expect these funds to alleviate state budgetary pressures over the long-term.
Value-Based Reimbursement
There is a trend in the healthcare industry towards value-based purchasing of healthcare services. These value-based purchasing programs include both public reporting and financial incentives tied to the quality and efficiency of care provided by facilities. Some national healthcare reform proposals being considered by Congress would expand value-based purchasing initiatives as well. We expect programs of this type to become more common in the healthcare industry.

Since 2003, Medicare has required providers to report certain quality measures in order to receive full reimbursement increases that previously were awarded automatically. CMS has expanded, through a series of rulemakings, the number of patient care indicators that hospitals must report. CMS currently requires hospitals to report 43 quality measures in order to qualify for the full market basket update to the inpatient prospective payment system for fiscal year 2010 and has increased the number of quality measures to 46 for fiscal year 2011. CMS also requires hospitals to submit quality data regarding seven measures relating to outpatient care in order to receive the full market basket increase under the outpatient prospective payment system beginning in calendar year 2009 and will require hospitals to report eleven measures relating to outpatient care in order to receive the full market basket increase in calendar year 2010. We anticipate that CMS will continue to expand the number of inpatient and outpatient quality measures. We have invested significant capital in the implementation of our advanced clinical system that assists us in reporting these quality measures. Additionally, we have invested significant corporate resources in clinical operations during the past two years. CMS makes the data submitted by hospitals, including our hospitals, public on its website.
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
Growth in Uncompensated Care
Like others in the hospital industry, we continue to experience pressure from our uncompensated care, including charity care and our provision for bad debts. This pressure is driven by continued growth in the number of uninsured patients seeking care at our hospitals, as well as increases in the amount of co-payments and deductibles as employers continue to pass more of these costs on to their employees. In addition, as a result of the recent economic downturn and rising unemployment, we believe that our hospitals may experience continued growth in uninsured volume and revenue over the near term. While the volume of patients registered as uninsured continues to increase, we continue to be successful in qualifying many of these uninsured patients for Medicaid or other third-party coverage. More recently, our provision for bad debts has been increasingly affected by the volume of under-insured patients or patient balances after insurance. As a result of rising unemployment, increasing healthcare costs and other factors beyond our control, collections of these patient balances may become more difficult. Accordingly, we continue to monitor our self-pay admissions on a daily basis and continue to focus on the efficiency of our emergency rooms, point-of-service cash collections, Medicaid eligibility automation and process-flow improvements. At June 30, 2009, self-pay balances after insurance were $37.4 million, compared to $36.4 million at September 30, 2008, and $37.3 million at June 30, 2008. We anticipate that if we experience further growth in uninsured and under-insured volume and revenue, along with continued increases in co-payments and deductibles for insured patients, our total uncompensated care will continue to increase and our results of operations could be adversely affected.
The percentages of insured and uninsured gross hospital receivables (prior to allowances for contractual adjustments and doubtful accounts) are summarized as follows:

	June 30,	September 30,
	2009	2008
Insured receivables	65.7%	64.8%
Uninsured receivables	34.3%	35.2%

Total	100.0%	100.0%

The percentages in the table above are calculated using gross receivable balances. Uninsured receivables and insured receivables are net of discounts and contractual adjustments recorded at the time of billing. Included in insured receivables are accounts that are pending approval from Medicaid. These receivables were approximately 4.6% and 3.0% of gross hospital receivables at June 30, 2009 and September 30, 2008, respectively. This increase in accounts pending approval from Medicaid is the result of the current economic downturn and the related impact on rising unemployment and an increasing indigent population, as well as delays in processing Medicaid eligibility in certain states in which we operate.
The percentages of gross hospital receivables in summarized aging categories are as follows:

	June 30,	September 30,
	2009	2008
0 to 90 days	70.7%	67.5%
91 to 180 days	18.0%	17.9%
Over 180 days	11.3%	14.6%

Total	100.0%	100.0%

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
A summary of significant accounting policies is disclosed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. Our critical accounting policies are further described under the caption “Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. There have been no changes in the nature of our critical accounting policies or the application of those policies since September 30, 2008.
SELECTED OPERATING DATA
The following table sets forth certain unaudited operating data for each of the periods presented.

	Quarter Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Acute Care (1):
Number of acute care hospital facilities at end of period	15	15	15	15
Beds in service at end of period (2)	2,789	2,644	2,789	2,644
Average length of stay (days) (3)	4.7	4.7	4.7	4.7
Occupancy rates (average beds in service)	46.2%	48.8%	47.5%	50.1%
Admissions (4)	25,229	25,004	75,628	76,883
Adjusted admissions (5)	42,780	41,371	126,615	124,667
Patient days (6)	117,378	117,304	354,332	361,372
Adjusted patient days (5)	191,157	186,242	569,299	562,959
Net patient revenue per adjusted admission	$9,668	$9,317	$9,671	$9,118

Health Choice:
Medicaid covered lives	177,933	129,067	177,933	129,067
Dual-eligible lives (7)	3,580	3,352	3,580	3,352
Medical loss ratio (8)	87.9%	85.7%	85.1%	85.1%

(1)	Excludes Mesa General Hospital, which was closed during fiscal 2008.

(2)	Includes St. Luke’s Behavioral Hospital.

(3)	Represents the average number of days that a patient stayed in our hospitals.

(4)	Represents the total number of patients admitted to our hospitals for stays in excess of 23 hours. Management and investors use this number as a general measure of inpatient volume.

(5)	Adjusted admissions and adjusted patient days are general measures of combined inpatient and outpatient volume. We compute adjusted admissions/patient days by multiplying admissions/patient days by gross patient revenue and then dividing that number by gross inpatient revenue.

(6)	Represents the number of days our beds were occupied by inpatients over the period.

(7)	Represents members eligible for Medicare and Medicaid benefits under Health Choice’s contract with CMS to provide coverage as a MAPD SNP.

(8)	Represents medical claims expense as a percentage of premium revenue, including claims paid to our hospitals.

RESULTS OF OPERATIONS SUMMARY
Consolidated
The following table sets forth, for the periods presented, our results of consolidated operations expressed in dollar terms and as a percentage of net revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended		Quarter Ended		Nine Months Ended		Nine Months Ended
	June 30, 2009		June 30, 2008		June 30, 2009		June 30, 2008
($ in thousands):	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage

Net revenue:
Acute care revenue	$417,880	69.5%	$390,538	73.3%	$1,237,506	71.0%	$1,149,295	74.1%
Premium revenue	183,738	30.5%	142,022	26.7%	504,410	29.0%	400,822	25.9%

Total net revenue	601,618	100.0%	532,560	100.0%	1,741,916	100.0%	1,550,117	100.0%

Costs and expenses:
Salaries and benefits	164,879	27.4%	159,689	30.0%	495,387	28.4%	475,323	30.7%
Supplies	63,950	10.6%	59,907	11.3%	187,529	10.8%	177,124	11.4%
Medical claims	158,919	26.4%	119,190	22.4%	422,519	24.3%	333,652	21.5%
Other operating expenses	79,708	13.3%	75,124	14.1%	237,011	13.6%	209,117	13.5%
Provision for bad debts	45,594	7.6%	40,032	7.5%	137,892	7.9%	120,839	7.8%
Rentals and leases	10,008	1.7%	9,277	1.7%	29,221	1.7%	27,198	1.7%
Interest expense, net	16,334	2.7%	17,616	3.3%	51,129	2.9%	58,460	3.8%
Depreciation and amortization	24,217	4.0%	24,704	4.7%	73,509	4.2%	71,143	4.6%
Management fees	1,250	0.2%	1,250	0.2%	3,750	0.2%	3,750	0.3%
Hurricane-related property damage	—	0.0%	—	0.0%	938	0.1%	—	0.0%

Total costs and expenses	564,859	93.9%	506,789	95.2%	1,638,885	94.1%	1,476,606	95.3%

Earnings from continuing operations before gain (loss) on disposal of assets, minority interests and income taxes	36,759	6.1%	25,771	4.8%	103,031	5.9%	73,511	4.7%

Gain (loss) on disposal of assets, net	184	0.0%	(39)	(0.0)%	1,497	0.1%	20	0.0%
Minority interests	(2,666)	(0.4)%	(1,239)	(0.2)%	(7,240)	(0.4)%	(3,108)	(0.2)%

Earnings from continuing operations before income taxes	34,277	5.7%	24,493	4.6%	97,288	5.6%	70,423	4.5%
Income tax expense	13,715	2.3%	9,864	1.9%	38,975	2.3%	28,280	1.8%

Net earnings from continuing operations	20,562	3.4%	14,629	2.7%	58,313	3.3%	42,143	2.7%
Earnings (loss) from discontinued operations, net of income taxes	167	0.0%	(4,265)	(0.8)%	(333)	0.0%	(6,348)	(0.4)%

Net earnings	$20,729	3.4%	$10,364	1.9%	$57,980	3.3%	$35,795	2.3%

Acute Care
The following table and discussion sets forth, for the periods presented, the results of our acute care operations expressed in dollar terms and as a percentage of net revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended		Quarter Ended		Nine Months Ended		Nine Months Ended
	June 30, 2009		June 30, 2008		June 30, 2009		June 30, 2008
($ in thousands):	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage

Net revenue:
Acute care revenue	$417,880	99.4%	$390,538	99.3%	$1,237,506	99.5%	$1,149,295	99.4%
Revenue between segments (1)	2,542	0.6%	2,591	0.7%	6,551	0.5%	7,270	0.6%

Total net revenue	420,422	100.0%	393,129	100.0%	1,244,057	100.0%	1,156,565	100.0%

Costs and expenses:
Salaries and benefits	159,979	38.1%	155,221	39.5%	480,634	38.6%	462,479	40.0%
Supplies	63,905	15.2%	59,847	15.2%	187,316	15.1%	176,943	15.3%
Other operating expenses	75,876	18.0%	70,490	17.9%	220,272	17.7%	195,672	16.9%
Provision for bad debts	45,594	10.8%	40,032	10.2%	137,892	11.1%	120,839	10.4%
Rentals and leases	9,635	2.3%	8,964	2.3%	28,038	2.2%	26,311	2.3%
Interest expense, net	16,334	3.9%	17,616	4.5%	51,129	4.1%	58,460	5.1%
Depreciation and amortization	23,320	5.6%	23,780	6.0%	70,860	5.7%	68,425	5.9%
Management fees	1,250	0.3%	1,250	0.3%	3,750	0.3%	3,750	0.3%
Hurricane-related property damage	—	0.0%	—	0.0%	938	0.1%	—	0.0%

Total costs and expenses	395,893	94.2%	377,200	95.9%	1,180,829	94.9%	1,112,879	96.2%

Earnings from continuing operations before gain (loss) on disposal of assets, minority interests and income taxes	24,529	5.8%	15,929	4.1%	63,228	5.1%	43,686	3.8%

Gain (loss) on disposal of assets, net	184	0.0%	(39)	(0.0)%	1,497	0.1%	20	0.0%
Minority interests	(2,666)	(0.6)%	(1,239)	(0.3)%	(7,240)	(0.6)%	(3,108)	(0.3)%

Earnings from continuing operations before income taxes	$22,047	5.2%	$14,651	3.8%	$57,485	4.6%	$40,598	3.5%

(1)	Revenue between segments is eliminated in our consolidated results.
Quarters Ended June 30, 2009 and 2008
Acute care revenue — Acute care revenue from our hospital operations for the quarter ended June 30, 2009, was $420.4 million, an increase of $27.3 million or 6.9%, compared to $393.1 million in the prior year quarter. Approximately 2.0% of this increase is attributable to the increase in revenue associated with the supplemental Medicaid reimbursement programs in our Texas market. The remaining increase in acute care revenue of 4.9% is comprised of an increase in adjusted admissions of 3.4% and an increase in net patient revenue per adjusted admission of 1.8%, excluding the impact of supplemental Medicaid reimbursement.
Net adjustments to estimated third-party payor settlements, also known as prior year contractuals, resulted in an increase in net revenue of $1.4 million and $809,000 for the quarters ended June 30, 2009 and 2008, respectively.
Salaries and benefits — Salaries and benefits expense from our hospital operations for the quarter ended June 30, 2009, was $160.0 million, or 38.1% of acute care revenue, compared to $155.2 million, or 39.5% of acute care revenue in the prior year quarter. Excluding the impact of supplemental Medicaid reimbursement, salaries and benefits as a percentage of acute care revenue was 39.3% for the quarter ended June 30, 2009, compared to 40.0% in the prior year quarter. This decline was the result of a decrease in employee medical and pharmacy claims experience, primarily resulting from changes in our employee health plan design.

Other operating expenses — Other operating expenses from our hospital operations for the quarter ended June 30, 2009, were $75.9 million, or 18.0% of acute care revenue, compared to $70.5 million, or 17.9% of acute care revenue in the prior year quarter. The increase in other operating expenses as a percentage of acute care revenue was the result of additional professional fees incurred to provide indigent care services associated with the Texas supplemental Medicaid reimbursement programs during the current year quarter, compared to the prior year quarter. Excluding the impact of these supplemental Medicaid reimbursement programs, other operating expenses as a percentage of acute care revenue were 16.3% for the quarter ended June 30, 2009, compared to 16.8% in the prior year quarter. This decline was the result of effective cost management efforts, which includes leveraging a relatively fixed base of operating costs against increases in revenue.
Provision for bad debts — Provision for bad debts from our hospital operations for the quarter ended June 30, 2009, was $45.6 million, or 10.8% of acute care revenue, compared to $40.0 million, or 10.2% of acute care revenue in the prior year quarter. Excluding the impact of supplemental Medicaid reimbursement, the provision for bad debts as a percentage of acute care revenue was 11.2% for the quarter ended June 30, 2009, compared to 10.3% in the prior year quarter. As a result of the current economic climate and rising unemployment, we continue to experience an increase in self-pay volume and revenue, as well as increases in the amount of co-payments and deductibles passed on by employers to employees. These trends continue to be the main driver behind the increase in our provision for bad debts.
Interest expense, net — Interest expense, net of interest income, for the quarter ended June 30, 2009, was $16.3 million, compared to $17.6 million in the prior year quarter. This decrease of $1.3 million was primarily due to the impact of lower LIBOR interest rates in the current year quarter, compared to the prior year quarter. The weighted average interest rate of outstanding borrowings under our senior secured credit facilities was 3.3% for the quarter ended June 30, 2009, compared to 4.8% in the prior year quarter.
Nine Months Ended June 30, 2009 and 2008
Acute care revenue — Acute care revenue from our hospital operations for the nine months ended June 30, 2009, was $1.2 billion, an increase of $87.5 million or 7.6%, compared to the prior year period. Approximately 2.9% of this increase is attributable to the increase in revenue associated with the supplemental Medicaid reimbursement programs in our Texas market. The remaining increase in acute care revenue of 4.7% is comprised of an increase in adjusted admissions of 1.6% and an increase in net patient revenue per adjusted admission of 3.2%, excluding the impact of supplemental Medicaid reimbursement.
Net adjustments to estimated third-party payor settlements, also known as prior year contractuals, resulted in an increase in net revenue of $3.5 million and $1.8 million for the nine months ended June 30, 2009 and 2008, respectively.
Salaries and benefits — Salaries and benefits expense from our hospital operations for the nine months ended June 30, 2009, was $480.6 million, or 38.6% of acute care revenue, compared to $462.5 million, or 40.0% of acute care revenue in the prior year period. Excluding the impact of supplemental Medicaid reimbursement, salaries and benefits as a percentage of acute care revenue was 40.0% for the nine months ended June 30, 2009, compared to 40.3% in the prior year period. This decline was the result of a decrease in employee medical and pharmacy claims experience, primarily resulting from changes in our employee health plan design.
Other operating expenses — Other operating expenses from our hospital operations for the nine months ended June 30, 2009, were $220.3 million, or 17.7% of acute care revenue, compared to $195.7 million, or 16.9% of acute care revenue in the prior year period. The increase in other operating expenses as a percentage of acute care revenue was the result of additional professional fees incurred to provide indigent care services associated with the Texas supplemental Medicaid reimbursement programs during the current year period, compared to the prior year period. Excluding the impact of these supplemental Medicaid reimbursement programs, other operating expenses as a percentage of acute care revenue were 15.7% for the nine months ended June 30, 2009, compared to 16.2% in the prior year period. This decline was the result of effective cost management efforts, which includes leveraging a relatively fixed base of operating costs against increases in revenue.

Provision for bad debts — Provision for bad debts from our hospital operations for the nine months ended June 30, 2009, was $137.9 million, or 11.1% of acute care revenue, compared to $120.8 million, or 10.4% of acute care revenue in the prior year period. Excluding the impact of supplemental Medicaid reimbursement, the provision for bad debts as a percentage of acute care revenue was 11.5% for the nine months ended June 30, 2009, compared to 10.5% in the prior year period. As a result of the current economic climate and rising unemployment, we continue to experience an increase in self-pay volume and revenue, as well as increases in the amount of co-payments and deductibles passed on by employers to employees. These trends continue to be the main driver behind the increase in our provision for bad debts.
Interest expense, net — Interest expense, net of interest income, for the nine months ended June 30, 2009, was $51.1 million, compared to $58.5 million in the prior year period. This decrease of $7.4 million was primarily due to the impact of lower LIBOR interest rates in the current year period, compared to the prior year period. The weighted average interest rate of outstanding borrowings under our senior secured credit facilities was 3.6% for the nine months ended June 30, 2009, compared to 6.0% in the prior year period.
Health Choice
The following table and discussion sets forth, for the periods presented, the results of our Health Choice operations expressed in dollar terms and as a percentage of premium revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended		Quarter Ended		Nine Months Ended		Nine Months Ended
	June 30, 2009		June 30, 2008		June 30, 2009		June 30, 2008
($ in thousands):	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage

Premium revenue	$183,738	100.0%	$142,022	100.0%	$504,410	100.0%	$400,822	100.0%

Costs and expenses:
Salaries and benefits	4,900	2.6%	4,468	3.2%	14,753	3.0%	12,844	3.2%
Supplies	45	0.0%	60	0.0%	213	0.0%	181	0.0%
Medical claims (1)	161,461	87.9%	121,781	85.7%	429,070	85.1%	340,922	85.1%
Other operating expenses	3,832	2.1%	4,634	3.3%	16,739	3.3%	13,445	3.4%
Rentals and leases	373	0.2%	313	0.2%	1,183	0.2%	887	0.2%
Depreciation and amortization	897	0.5%	924	0.7%	2,649	0.5%	2,718	0.7%

Total costs and expenses	171,508	93.3%	132,180	93.1%	464,607	92.1%	370,997	92.6%

Earnings before income taxes	$12,230	6.7%	$9,842	6.9%	$39,803	7.9%	$29,825	7.4%

(1)	Medical claims paid to our hospitals of $2.5 million and $2.6 million for the quarters ended June 30, 2009 and 2008, respectively, and $6.6 million and $7.3 million for the nine months ended June 30, 2009 and 2008, respectively, are eliminated in our consolidated results.
Quarters Ended June 30, 2009 and 2008
Premium revenue — Premium revenue from Health Choice was $183.7 million for the quarter ended June 30, 2009, an increase of $41.7 million or 29.4%, compared to $142.0 million in the prior year quarter. The growth in premium revenue was primarily attributable to a 37.9% increase in Medicaid enrollees resulting from Health Choice’s new contract with AHCCCS and increased enrollment in the state program. In addition, Health Choice has implemented successful outreach efforts, especially in its new counties, which have helped to increase the number of covered lives.
Medical claims — Prior to eliminations, medical claims expense was $161.5 million for the quarter ended June 30, 2009, compared to $121.8 million in the prior year quarter. Medical claims expense represents the amounts paid by Health Choice for healthcare services provided to its members. Medical claims expense as a percentage of premium revenue was 87.9% for the quarter ended June 30, 2009, compared to 85.7% in the prior year quarter. Approximately 0.8% of the increase in medical claims expense as a percentage of premium revenue is the result of the new risk based payment methodology implemented by AHCCCS. Most of the remaining increase is primarily the result of a change in the mix of covered lives as compared to the prior year quarter. This change in mix has resulted in slightly lower premium rates on a per member basis.

Nine Months Ended June 30, 2009 and 2008
Premium revenue — Premium revenue from Health Choice was $504.4 million for the nine months ended June 30, 2009, an increase of $103.6 million or 25.8%, compared to $400.8 million in the prior year period. The growth in premium revenue was primarily attributable to a 37.9% increase in Medicaid enrollees resulting from Health Choice’s new contract with AHCCCS and increased enrollment in the state program. In addition, Health Choice has implemented successful outreach efforts, especially in its in the new counties, which have helped to increase the number of covered lives.
LIQUIDITY AND CAPITAL RESOURCES
Overview of Cash Flow Activities for the Nine Months Ended June 30, 2009 and 2008
Our cash flows are summarized as follows (in thousands):

	Nine Months Ended
	June 30,
	2009	2008
Cash flow from operating activities — continuing operations	$170,858	$58,602
Cash flow from investing activities — continuing operations	(61,057)	(101,151)
Cash flow from financing activities — continuing operations	(59,772)	44,518
Operating Activities
The increase in operating cash flows from continuing operations of $112.3 million for the nine months ended June 30, 2009, compared to the prior year period, is primarily the result of increased earnings, the timing of accounts payable and accrued expenses, payments received related to the supplemental Medicaid reimbursement programs in our Texas market, timing of cash flows related to the Medicaid product line at Health Choice and reduced interest costs resulting from lower interest rates.
At June 30, 2009, we had $216.9 million in net working capital, compared to $187.4 million at September 30, 2008. Net accounts receivable increased $17.6 million to $241.7 million at June 30, 2009, from $224.1 million at September 30, 2008. Our days revenue in accounts receivable at June 30, 2009, were 53, compared to 53 at September 30, 2008, and 56 at June 30, 2008.
Investing Activities
Capital expenditures for the nine months ended June 30, 2009, were approximately $66.6 million, which included $23.4 million for the construction of two patient tower expansion projects in our Utah market, compared to $87.7 million in the prior year period. The decline in capital expenditures reflects, in part, our efforts to effectively and efficiently manage our capital resources during the current economic environment.
Investing activities during the nine months ended June 30, 2008, included the acquisition of Ouachita Community Hospital for $16.8 million.
Financing Activities
During the nine months ended June 30, 2009, pursuant to the terms of our senior secured credit facilities, we made net payments of $52.2 million, including $47.8 million used to pay the outstanding balance of our revolving credit facility, compared to net borrowings of $35.3 million in the prior year period. Additionally, we made payments totaling $1.5 million on capital leases and other debt obligations during the nine months ended June 30, 2009.

Financing activities during the nine months ended June 30, 2009, included payments of $1.4 million for the repurchase of partnership interests, compared to proceeds received from the sale of partnership interests, net of costs, of $15.6 million in the prior year period.
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
At June 30, 2009, amounts outstanding under our senior secured credit facilities consisted of a $429.1 million term loan and a $148.5 million delayed draw term loan. In addition, we had $36.9 million and $20.9 million in letters of credit outstanding under the synthetic letter of credit facility and the revolving credit facility, respectively. The weighted average interest rate of outstanding borrowings under the senior secured credit facilities was 3.3% and 3.6% for the quarter and nine months ended June 30, 2009, respectively.
Included in the synthetic letter of credit facility at June 30, 2009, is a performance guaranty of $36.7 million for the benefit of AHCCCS to support our obligations under the Health Choice contract to provide and pay for healthcare services. The amount of the performance guaranty is based in part upon our membership enrollment in the plan and the related capitation revenue paid to us. As a result of the increase in covered lives we have experienced under the AHCCCS contract, the performance guaranty was increased to $43.2 million as of July 31, 2009.

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
$300.0 Million Holdings Senior PIK Loans
In fiscal 2007, IASIS Healthcare Corporation (“IAS”), our parent company, borrowed $300.0 million in Holdings Senior Paid-in-Kind (“PIK”) Loans, which mature June 15, 2014. Proceeds were used to repurchase certain preferred equity from the stockholders of IAS. The Holdings Senior PIK Loans bear interest at an annual rate equal to LIBOR plus 5.25%. The Holdings Senior PIK Loans rank behind our existing debt and will convert to cash-pay beginning in June 2012, at which time all accrued and unpaid interest becomes payable. At June 30, 2009, the outstanding balance of the Holdings Senior PIK Loans was $363.0 million, which includes $63.0 million of interest that has accrued to the principal of these loans since the date of issuance.
Capital Expenditures
At June 30, 2009, we had construction and various other projects in progress with an estimated cost-to-complete and equip over the next year of approximately $24.8 million. During fiscal 2007, we began expansion projects at two of our Utah hospitals with projected costs totaling approximately $77.0 million to $82.0 million. As of June 30, 2009, we have spent $74.6 million related to these projects. We plan to finance our proposed capital expenditures with cash generated from operations, borrowings under our senior secured credit facilities and other capital sources that may become available.
We expect our capital expenditures for fiscal 2009 to be $100.0 million to $110.0 million, including the following significant expenditures:
•	$25.0 million to $30.0 million for the two patient tower expansions in Utah;
•	$35.0 million to $40.0 million for other growth and new business projects;
•	$30.0 million to $35.0 million in replacement or maintenance related projects at our hospitals; and
•	$10.0 million in hardware and software costs related to information systems projects.
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

Including available cash and our senior secured credit facilities at June 30, 2009, we had available liquidity as follows (in millions):

Cash and cash equivalents	$132.3
Available capacity under our senior secured revolving credit facility	204.1

Net available liquidity at June 30, 2009	$336.4

Available capacity under our revolving credit facility assumes 100% participation from all lenders currently participating in our senior secured revolving credit facility. Currently, we have identified one defaulting lender, Lehman Brothers (“Lehman”), who has been unable to fund its proportionate share of borrowings under our revolving credit facility since September 2008. Lehman’s participation in our revolving credit facility is approximately 8.9%, or $20.0 million of our total revolver capacity. Assuming Lehman continues to default under the terms of the agreement, our net available liquidity at June 30, 2009, would be reduced to $316.4 million. In addition to our available liquidity, we expect to generate significant operating cash flow in fiscal 2009. We will also utilize proceeds from our financing activities as needed.
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
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which is effective for interim and annual reporting periods ending after June 15, 2009. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Our adoption of SFAS 165 did not impact our results of operations or financial position.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”), which is effective for financial statements issued for interim and annual reporting periods ending after September 15, 2009. The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The issuance of SFAS No. 168 and the Codification do not change current GAAP and will not have an impact on our results of operations or financial position.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. The following components of our senior secured credit facilities bear interest at variable rates at specified margins above either the agent bank’s alternate base rate or the LIBOR rate: (i) a $439.0 million, seven-year term loan; (ii) a $150.0 million senior secured delayed draw term loan; and (iii) a $225.0 million, six-year senior secured revolving credit facility. As of June 30, 2009, we had outstanding variable rate debt of $577.6 million. We have managed our market exposure to changes in interest rates by converting $425.0 million of this variable rate debt to fixed rate debt through the use of interest rate swap agreements. Our interest rate swaps provide for $425.0 million of fixed rate debt under our senior secured credit facilities through February 28, 2011 and $200.0 million from March 1, 2011 through February 29, 2012, at rates ranging from 1.5% to 2.0% depending upon the terms of the specific agreement.
Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates on our remaining variable rate debt or our consolidated financial position, results of operations or cash flows would not be material. Holding other variables constant, including levels of indebtedness and interest rate swaps, a 0.125% increase in interest rates would have an estimated impact on pre-tax earnings and cash flows for the next twelve month period of $191,000.
Our interest rate swap agreements expose us to credit risk in the event of non-performance by our counter parties, Citibank and Wachovia. However, we do not anticipate non-performance by Citibank or Wachovia.
We have $475.0 million in senior subordinated notes due December 15, 2014, with interest payable semi-annually at the rate of 8 3/4% per annum. At June 30, 2009, the fair market value of the outstanding 8 3/4% notes was $466.7 million, based upon quoted market prices as of that date.
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
Evaluations of Disclosure Controls and Procedures
Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2009. Based on this evaluation, the principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports.
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

IASIS HEALTHCARE LLC
Date: August 6, 2009	By:	/s/ John M. Doyle
John M. Doyle
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.