Form 10-K
period 2009-09-30
IASIS Healthcare LLC
filed 2009-11-25
CIK 1294632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009
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
Registrant’s telephone number, including area code: (615) 844-2747
Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☑ NO ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
As of November 25, 2009, 100% of the registrant’s common interests outstanding (all of which are privately owned and are not traded on any public market) were owned by IASIS Healthcare Corporation, its sole member.

i

IASIS HEALTHCARE LLC
PART I
Item 1. Business.
Company Overview
We are a leading owner and operator of medium-sized acute care hospitals in high-growth urban and suburban markets. We operate our hospitals with a strong community focus by offering and developing healthcare services targeted to the needs of the markets we serve, promoting strong relationships with physicians and working with local managed care plans. As of September 30, 2009, we owned or leased 15 acute care hospital facilities and one behavioral health hospital facility with a total of 2,853 beds in service. Except for West Monroe, Louisiana, each of our hospital facilities is located in a region that has a projected population growth rate in excess of the national average. We operate in the following regions:
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
We also own and operate Health Choice Arizona, Inc. (“Health Choice” or the “Plan”), a Medicaid and Medicare managed health plan in Phoenix that served over 190,000 members as of September 30, 2009.
For the year ended September 30, 2009, we generated net revenue of $2.4 billion, of which 70.4% was derived from our acute care segment.
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
Provide High-Quality Services. We strive to provide high-quality services at each of our facilities. This includes monitoring and tracking clinical performance and patient safety, which is a focus of all our hospitals. We believe that the measurement of quality of care has become an increasingly important factor in third-party reimbursement, as well as in negotiating preferred managed care contracting rates. Reflecting our commitment to the quality of care and in an effort to maximize our reimbursement, we have implemented an advanced clinical information system at all of our hospitals, providing us with more timely availability of key clinical care data. We believe that this system helps us enhance patient safety, reduce medical errors through bar coding, increase staff time available for direct patient care and continue to meet or exceed desired patient care outcomes and quality of care indicators for reimbursement. Our commitment and success at delivering high-quality services are evidenced by items such as:
•	dedicated corporate and hospital resources;
•	on-going training and education of both medical and non-medical personnel;
•	utilizing our hospital medical management quality program to drive improvements in case management and allocation of resources, as well as quality and safety of care;
•	leveraging our information systems to enhance clinical operations;
•	either Det Norske Veritas (“DNV”) or The Joint Commission accreditation at all hospitals;
•	regulatory achievement and continuous compliance from numerous organizations such as the College of American Pathologists and the Society of Chest Pain Centers;
•	centers of excellence within our hospitals, across many different service lines;
•	HealthGrades 5-Star, Top 5% and Top 10% ratings at numerous hospitals; and
•	various other independent ratings.
Strategically Invest in Our Markets to Expand Services and Increase Revenue. We are continually engaged in strategic investments in our markets to expand services and increase revenue. Over the past three years, we have invested over $250.0 million in growth capital expenditures at our existing facilities, which includes various expansion and renovation projects, along with upgrades in imaging and other diagnostic equipment. We opened Mountain Vista Medical Center (“Mountain Vista”) in Mesa, Arizona, in July 2007, which has become a leading acute care hospital in this high growth service area. During 2009, we opened patient tower expansions at Jordan Valley Medical Center and Davis Hospital and Medical Center, which we believe will further enhance our presence in the Salt Lake City, Utah area. Additionally, we have invested over $100.0 million in capital to upgrade hardware and software related to our advanced clinicals and other information systems.

Our disciplined approach to investing our capital includes analyzing demographic data, using our advanced information systems to identify the profitability of our product lines, improving the patient care experience and consulting with physicians and payors to prioritize the healthcare needs of the communities we serve. Recent investments have increased our revenue and local presence by focusing on:
•	upgrading and expanding specialty services and surgical capacity, including cardiology, orthopedics, women’s services and sub-acute care;
•	expanding emergency room capacity;
•	updating our technology in surgery, such as robotic surgery, diagnostic imaging and other medical equipment;
•	improving clinical and operating efficiencies through installation of automated laboratory systems at certain of our hospitals;
•	increasing capacity and utilization of inpatient services at certain of our hospitals; and
•	enhancing the convenience and quality of our outpatient services, including expansion of outpatient surgery, imaging and other specialty services.
Employing Physicians to Meet Community Needs in Certain Markets. In response to the competitive environment in certain of our growing markets and based on the needs of those communities, we have implemented a strategy of employing primary care and specialty physicians. This strategy has required significant investment in labor costs, as well as corporate and information systems infrastructure associated with physician practice management. This strategy has provided greater physician specialty coverage in our primary service areas, as well as expanded physician coverage for our emergency departments.
Recruit and Retain Quality Physicians. Consistent with community needs and regulatory requirements, we intend to continue to recruit and retain quality physicians for our medical staffs and maintain their loyalty to our facilities by:
•	dedicating corporate personnel and resources to physician recruitment;
•	equipping our hospitals with technologically advanced equipment;
•	enhancing physician convenience and access, including the development of medical office space on or near our hospital campuses;
•	sponsoring training programs to educate physicians on advanced medical procedures; and
•	allowing physicians to remotely access clinical data through our advanced information systems, facilitating more convenient and timely patient care.
Continue to Develop Reasonable Managed Care Relationships. Managed care rate increases have moderated over the recent past as a result of pricing pressures from payors. In addition, the consolidation of payors in certain of our markets, as well as general economic conditions impacting enrollment in managed care plans, will continue to affect reimbursement from managed care organizations in future periods. While more difficult than in previous years, we believe that by maintaining market-based relationships, we will be able to continue to negotiate reasonable terms with managed care plans, enter into contracts with additional managed care plans and align reimbursement with acuity of services. Additionally, our advanced information systems improve our hospitals’ ability to administer managed care contracts, helping to ensure that claims are adjudicated correctly. We believe that the broad geographic coverage of our hospitals in certain of the regions in which we operate increases our attractiveness to managed care plans in those areas.

Selectively Pursue Acquisitions and Strategic Alliances. We intend to selectively pursue acquisitions that allow us to enhance our presence, both regionally and nationally. These acquisitions may include the acquisition of individual hospitals, groups of hospitals or health systems. We will also continue to identify opportunities to expand our presence through strategic alliances with other healthcare providers.
Implement Operational Initiatives in Response to Healthcare Reform. Congress is currently considering proposed legislation intended to decrease the number of uninsured individuals and reduce healthcare costs. In addition, many states, including the states in which we operate, have experienced budget constraints and are considering, or may in the future consider, measures designed to reduce or provide alternative funding for their healthcare programs. We believe that our consistent focus on quality and patient satisfaction programs, coupled with the significant investments we have made in information systems, positions us to respond promptly and effectively to any changes resulting from the enactment of legislation at both the federal and state levels.
Although we expect our business strategy to increase our patient volumes and reimbursement and allow us to control costs, certain risk factors could offset those increases to our net revenue and profitability. Please see Item 1A., “Risk Factors” beginning on page 29 for a discussion of risk factors affecting our business.
Our Markets
Our hospitals are located in regions with some of the fastest growing populations in the United States.
Salt Lake City, Utah
We operate four acute care hospital facilities with a total of 681 licensed beds in the Salt Lake City area. The population in this area is projected to grow by 8.8% from 2009 to 2014, which is approximately 1.3 times above the projected national average growth rate. We believe our hospitals in Utah benefit from attractive strategic locations. We also believe the reimbursement environment in Utah is favorable, with the majority of our net patient revenue derived from managed care payors. For the year ended September 30, 2009, we generated approximately 27.1% of our total acute care revenue in this market.
Over the past five fiscal years, we have completed capital projects totaling $110.0 million at our existing facilities in this market. These projects have provided additional capacity for women’s and neonatal services, inpatient and outpatient surgery, including cardiac catheterization services, intensive care, emergency rooms, pediatric services, inpatient psychiatric and various diagnostic services, along with upgraded imaging technology. Our significant capital investments in our Salt Lake City area facilities are yielding strong returns. Most recently, we have invested in the following capital projects in our Utah market:
•	An expansion project at Davis Hospital and Medical Center, which included opening the majority of a new patient tower in June 2009. This expansion project includes: 67 additional beds; a conversion to all private rooms; a new 20 bed psychiatric unit; a new 14 bed intensive care unit; a women’s surgical services unit; and expanded pediatric, medical/surgical and inpatient services;
•	An expansion project at Jordan Valley Medical Center, including the patient tower which opened in January 2009. The expansion project consists of three new hospital patient floors, including: 10 additional critical care beds; 88 new inpatient beds; 15 new beds in the emergency room; a new, fully automated laboratory system; a redesigned outpatient cardiology center; and a Level III neonatal intensive care unit; and
•	Emergency room and intensive care unit expansions at Salt Lake Regional Medical Center.
As a result of strong competition for patients in the Salt Lake City area, managed care organizations have aligned themselves with certain provider networks in this market. In response to this and other competitive factors, we have implemented a strategy to employ physicians in general and specialty practices. This strategy is allowing our hospitals to more effectively meet the needs of the communities we serve in this market. While we anticipate that our physician employment strategy will help us compete more effectively in this market, we are unable to provide any assurance regarding the success of our strategy.

Phoenix, Arizona
We operate three acute care hospital facilities and one behavioral health hospital facility with a total of 621 licensed beds in the Phoenix area. The population in this area is projected to grow by 14.8% from 2009 to 2014, which is nearly 3.1 times the projected national average growth rate. The population in the primary service area for Mountain Vista is projected to grow 20.7% from 2007 to 2012. While we anticipate continued growth at elevated levels in this market, the prolonged economic recession has negatively impacted tourism and property values, which could have the effect of slowing the long-term population growth in this area.
Although Mountain Vista’s operations and medical staff continue to mature since its opening in July 2007, it has already become a state-of-the-art market leader. With the expanded capacity provided by Mountain Vista, as well as our continued focus on profitable product lines in our other facilities, such as outpatient imaging, psychiatric and orthopedic services, we believe we can continue to achieve growth in this market. For the year ended September 30, 2009, exclusive of Health Choice, we generated approximately 19.8% of our total acute care revenue in this market.
In connection with the growing operations at Mountain Vista over the past two years, we have implemented a physician employment strategy in our Arizona market. This strategy, which primarily benefits our Mountain Vista facility, focuses on enhancing our physician specialty and emergency room coverage, and is allowing our hospitals to more effectively meet the needs of the communities we serve. While we anticipate that our physician employment strategy will help us compete more effectively in this market, we are unable to provide any assurance regarding the success of our strategy.
Tampa-St. Petersburg, Florida
We operate three acute care hospital facilities with a total of 688 licensed beds in the Tampa-St. Petersburg area. The population in this area is projected to grow by 9.0% from 2009 to 2014, which is approximately 1.8 times the projected national average growth rate. While we anticipate continued growth in this market, the prolonged economic recession has negatively impacted tourism and property values, which could have the effect of slowing the long-term population growth in this area. Additionally, Florida has a large Medicare population and high managed care penetration, which can create a business environment that can be more challenging than other markets in which we operate. For the year ended September 30, 2009, we generated approximately 12.7% of our total acute care revenue in this market.
Certain material capital projects, including the addition of new beds or services, require regulatory approval under Florida’s certificate of need program. Our ability to expand operations in this market is restricted by such requirements, as well as the impact of the prolonged economic recession in the area. However, we believe we can maintain our competitive position in the Tampa-St. Petersburg market through maintaining and improving quality of services and focusing on profitable product lines, such as orthopedic, psychiatric, bariatric, outpatient imaging and non-invasive radiosurgery services.
Texas
We operate three acute care hospital facilities with a total of 773 licensed beds in San Antonio, Odessa, and Port Arthur, Texas. The weighted average projected population growth rate for these cities from 2009 to 2014 is 8.0%, which is approximately 1.4 times the projected national average growth rate. We believe our facilities in Texas benefit from favorable reimbursement rates and the lack of a single dominant competitor in their service areas. For the year ended September 30, 2009, we generated approximately 27.0% of our total acute care revenue in this market.
During fiscal 2008, we completed various capital projects at Southwest General Hospital, which focused on higher acuity service lines, including neurosurgery, the expansion of our cardiology program to include cardio-thoracic services, and the expansion of obstetric, neonatology and other surgical services. Our focus on expanding product lines with higher acuity services has allowed us to increase profitability and diversify our payor mix at this hospital.

Effective May 31, 2007, we acquired Alliance Hospital (“Alliance”) in Odessa, Texas, with a total of 50 licensed beds. Upon acquisition, the operations of Alliance were immediately merged into Odessa Regional Hospital (“Odessa”) to form Odessa Regional Medical Center, which allowed us to combine the expertise of these two facilities into a comprehensive medical center, located on one campus. The integration of these two facilities has positioned Odessa Regional Medical Center in its community as a highly regarded full service hospital that provides general acute, emergency and women’s services, cardiovascular care, orthopedics, vascular and urology services. Since the acquisition and integration of Alliance, Odessa has focused on improving its operations through the expansion of its neonatal intensive care unit and the opening of a primary care clinic in the community served by Odessa.
We believe our strategic decisions, including the Alliance acquisition and capital projects completed over the recent years, have positioned each of our Texas hospitals for future success.
Las Vegas, Nevada
We operate North Vista Hospital, with a total of 178 licensed beds, in Las Vegas. While historically a high growth area, the prolonged economic recession has negatively impacted tourism, property values and the gaming industry, which could affect the long-term population growth in this area. In addition, significant declines in state tax revenue, budgetary shortfalls and reductions in state Medicaid and local indigent care programs may potentially impact our revenue. For the year ended September 30, 2009, we generated approximately 6.6% of our total acute care revenue in this market.
In response to these challenges, we plan to continue improvements in the operating performance of North Vista Hospital by maintaining our focus on operational excellence and managed care contracting, as well as expanding profitable product lines, including bariatric, psychiatric and other services.
West Monroe, Louisiana
We operate Glenwood Regional Medical Center (“Glenwood”) with a total of 221 licensed beds, in West Monroe, Louisiana, which we acquired effective January 31, 2007. Glenwood has a growing service area with a population of approximately 150,000. Medical services provided by Glenwood and its physicians cover many specialties and subspecialties, including cardiology and orthopedic services. For the year ended September 30, 2009, we generated approximately 6.8% of our total acute care revenue in this market.
During our first three years of ownership, we have spent over $18.0 million in renovations, expansion and other various capital projects at Glenwood, with an emphasis on expanding the hospital’s cardiovascular program, expanding and renovating operating rooms, and purchasing new diagnostic imaging, automated laboratory systems and other equipment. In addition to our capital projects, as part of our effort to more effectively serve the community in which Glenwood operates, we have improved the facility’s hospitalist program, expanded emergency room coverage and re-opened the inpatient psychiatric program.
Effective February 1, 2008, we purchased a majority ownership interest in Ouachita Community Hospital (“Ouachita”), a ten-bed surgical hospital located in West Monroe, Louisiana. The purchase price for the majority ownership interest was approximately $16.8 million. We believe this strategic acquisition has provided additional surgical capacity and allowed us to expand our market presence.
We believe that with these strategic initiatives and future strategic capital investments, our Louisiana market will yield a strong return on capital.

Our Properties
We operate 15 acute care hospital facilities and one behavioral health hospital facility. As of September 30, 2009, we owned 14 and leased one of our hospital facilities. Seven of our acute care hospitals have third-party investors. The following table contains information concerning our hospitals.

		Licensed
Hospitals	City	Beds
Utah
Davis Hospital & Medical Center (1)	Layton	191
Jordan Valley Medical Center (2)	West Jordan	183
Pioneer Valley Hospital (3)	West Valley City	139
Salt Lake Regional Medical Center (4)	Salt Lake City	168
Arizona
Mountain Vista Medical Center (5)	Mesa	178
St. Luke’s Medical Center (6)	Phoenix	232
St. Luke’s Behavioral Health Hospital	Phoenix	124
Tempe St. Luke’s Hospital (7)	Tempe	87
Florida
Memorial Hospital of Tampa	Tampa	180
Palms of Pasadena Hospital	St. Petersburg	307
Town & Country Hospital	Tampa	201
Nevada
North Vista Hospital	Las Vegas	178
Texas
Odessa Regional Medical Center (8)	Odessa	222
Southwest General Hospital (9)	San Antonio	327
The Medical Center of Southeast Texas (10)	Port Arthur	224
Louisiana
Glenwood Regional Medical Center (11)	West Monroe	221

Total		3,162

(1)	Owned by a limited partnership in which we own a 96.2% interest.

(2)	On July 1, 2007, Jordan Valley Medical Center acquired Pioneer Valley Hospital, a wholly-owned subsidiary of IASIS. The combined entity is owned by a limited partnership in which we own a 95.6% interest.

(3)	A separate campus of Jordan Valley Medical Center, which is leased under an agreement that expires on January 31, 2019. We have options to extend the term of the lease through January 31, 2039.

(4)	Owned by a limited partnership in which we own an 98.0% interest.

(5)	Owned by a limited partnership in which we own an 90.8% interest.

(6)	On September 28, 2007, St. Luke’s Medical Center acquired Tempe St. Luke’s Hospital, a wholly-owned subsidiary of IASIS.

(7)	A separate campus of St. Luke’s Medical Center.

(8)	Owned by a limited partnership in which we own an 88.4% interest.

(9)	Owned by a limited partnership in which we own a 93.7% interest.

(10)	Owned by a limited partnership in which we own an 87.9% interest.

(11)	Includes Ouachita, a surgical hospital with 10 licensed beds.
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
We continuously evaluate our services with the intention of improving quality of care, expanding our profitable lines of business and improving our business mix. We use our advanced information systems to perform detailed clinical process reviews, product line margin analyses and monitor the profitability of the services provided at our facilities. We employ these analyses to capitalize on price and volume trends through the expansion and improvement of certain services. We use our information systems to monitor patient care and other quality of care assessment activities on a continuing basis.

Sources of Acute Care Revenue
We receive payment for patient services primarily from:
•	the federal government, primarily under the Medicare program;
•	state Medicaid programs, including managed Medicaid plans;
•	managed care payors, including health maintenance organizations, preferred provider organizations and managed Medicare plans; and
•	individual patients and private insurers.
The following table presents the approximate percentages of our hospitals’ net patient revenue from these sources:

	Year Ended September 30,
Payor Source	2009	2008	2007
Medicare	22.7%	23.4%	22.2%
Managed Medicare	8.0	7.7	6.8
Medicaid	6.5	5.4	5.4
Managed Medicaid	8.7	8.4	8.6
Managed care	43.0	46.0	47.5
Self-pay	11.1	9.1	9.5

Total(1)	100.0%	100.0%	100.0%

(1)	For the years ended September 30, 2009, 2008 and 2007, net patient revenue comprised 70.4%, 73.8% and 74.5%, respectively, of our consolidated net revenue.
Our hospitals offer discounts from established charges to managed care plans if they are large group purchasers of healthcare services. Additionally, we offer discounts to all uninsured patients receiving healthcare services who do not qualify for assistance under state Medicaid, other federal or state assistance plans or charity care. These discount programs generally limit our ability to increase net patient revenue in response to increasing costs. Patients generally are not responsible for any difference between established hospital charges and amounts reimbursed for such services under Medicare, Medicaid, health maintenance organizations, preferred provider organizations or private insurance plans. Patients generally are responsible for services not covered by these plans, along with exclusions, deductibles or co-insurance features of their coverage. Collecting amounts due from patients is more difficult than collecting from governmental programs, managed care plans or private insurers. Increases in the population of uninsured individuals, changes in the states’ indigent and Medicaid eligibility requirements, continued efforts by employers to pass more out-of-pocket healthcare costs to employees in the form of increased co-payments and deductibles, and the effects of a prolonged economic recession have resulted in an increase in our provision for bad debts.
Medicare
Medicare is a federal program that provides hospital and medical insurance benefits to persons age 65 and over, some disabled persons and persons with Lou Gehrig’s Disease and end-stage renal disease. All of our hospitals are certified as providers of Medicare services. Under the Medicare program, acute care hospitals receive reimbursement under a prospective payment system for inpatient and outpatient hospital services. Currently, certain types of facilities are exempt or partially exempt from the prospective payment system methodology, including children’s hospitals and cancer hospitals. Hospitals and units exempt from the prospective payment system are reimbursed on a reasonable cost-based system, subject to cost limits.

Under the inpatient prospective payment system, a hospital receives a fixed payment based on the patient’s assigned Medicare severity diagnosis-related group (“MS-DRG”). The Centers for Medicare & Medicaid Services (“CMS”) recently completed a two-year transition to full implementation of MS-DRGs to replace the previously used Medicare diagnosis related groups in an effort to better recognize severity of illness in Medicare payment rates. The MS-DRG system classifies categories of illnesses according to the estimated intensity of hospital resources necessary to furnish care for each principal diagnosis. The MS-DRG rates for acute care hospitals are based upon a statistically normal distribution of severity. The MS-DRG payments do not consider a specific hospital’s actual costs but are adjusted for geographic area wage differentials. Inpatient capital costs for acute care hospitals are reimbursed on a prospective system based on diagnosis related group weights multiplied by geographically adjusted federal weights. When treatments for patients fall well outside the normal distribution, providers may receive additional payments known as outlier payments. For federal fiscal year 2010, CMS has established an outlier threshold of $23,140.
The MS-DRG rates are adjusted each federal fiscal year and have been affected by federal legislation. The index used to adjust the MS-DRG rates, known as the “market basket index,” gives consideration to the inflation experienced by hospitals and entities outside of the healthcare industry in purchasing goods and services. However, in past years the percentage increases to the MS-DRG rates have been lower than the percentage increases in the costs of goods and services purchased by hospitals. Based on the historical adjustments to the market baskets, future legislation or rulemaking may decrease the future rate of increase for diagnosis related group payments or make other changes to the diagnosis related groups, but we are unable to predict the amount of the reduction. For federal fiscal year 2010, CMS has issued a final rule updating the MS-DRG rates by the full market basket of 2.1%.
In federal fiscal years 2008 and 2009, CMS reduced payments to hospitals through a documentation and coding adjustment intended to account for coding and classification changes under the new MS-DRG system that were unrelated to changes in patient case mix. In addition, Congress has given CMS the ability to determine retrospectively whether the documentation and coding adjustment levels for federal fiscal years 2008 and 2009 were adequate to account for changes in payments not related to changes in patient case mix. CMS has not imposed an adjustment for federal fiscal year 2010, but has announced its intent to impose reductions to payments in federal fiscal years 2011 and 2012 because of what CMS has determined to be an inadequate adjustment in federal fiscal year 2008. Such payment adjustments may adversely affect the results of our operations.
Quality of care provided is becoming an increasingly important factor in Medicare reimbursement. The Medicare Modernization Act provides for diagnosis related group rate increases at the full market basket if the facility submits data for certain patient care indicators to the Secretary of Health and Human Services. Initially, CMS required the reporting of ten quality measures. As required by the Deficit Reduction Act of 2005 (“DEFRA”), CMS has expanded, through a series of rulemakings, the number of patient care indicators that hospitals must report. Currently, CMS requires hospitals to report 46 quality measures in order to qualify for the full market basket update to the inpatient prospective payment system in fiscal year 2011. Those hospitals not submitting the required data will receive an increase in payment equal to the market basket minus two percentage points. We currently have the ability to monitor our compliance with the quality indicators and intend to submit the quality data required to receive the full market basket pricing update when appropriate.
For discharges occurring on or after October 1, 2008, Medicare no longer pays hospitals additional amounts for the treatment of certain preventable adverse events, also known as hospital-acquired conditions, unless the condition was present at admission. Currently, there are ten categories of conditions on the list of hospital-acquired conditions. DEFRA provides that CMS may revise the list of conditions from time to time. On January 15, 2009, CMS announced three National Coverage Determinations (“NCDs”) that prohibit Medicare reimbursement for erroneous surgical procedures performed on an inpatient or outpatient basis. These three erroneous surgical procedures are in addition to the hospital-acquired conditions designated by regulation. Additionally, the healthcare reform bill passed by the U.S. House of Representatives and the bill currently under consideration by the U.S. Senate include several provisions addressing quality that attempt to reposition CMS as a value-based purchaser of healthcare services. These measures include requiring reporting of healthcare associated infections, reductions in payment for hospitals with excessive readmissions or hospital acquired conditions and the study of and proposal for the revision of CMS payment policies to promote high value healthcare. It is uncertain whether the bill will become law or if these provisions will be included in any final healthcare reform legislation.

CMS reimburses hospital outpatient services and certain Medicare Part B services furnished to hospital inpatients who have no Part A coverage on a prospective payment system basis. CMS uses fee schedules to pay for physical, occupational and speech therapies, durable medical equipment, clinical diagnostic laboratory services and nonimplantable orthotics and prosthetics.
All services paid under the prospective payment system for hospital outpatient services are classified into groups called ambulatory payment classifications or “APCs.” Services in each APC are similar clinically and in terms of the resources they require. A payment rate is established for each APC. CMS increased the conversion factor by approximately 3.6% for calendar year 2009. CMS has announced a final rule updating the conversion factor for calendar year 2010 using a market basket of 2.1%. We anticipate that future legislation may decrease the future rate of increase for APC payments, but we are unable to predict the amount of the reduction.
CMS requires hospitals to submit quality data regarding eleven measures relating to outpatient care in order to receive the full market basket increase under the outpatient prospective payment system in calendar year 2010. CMS will continue to require hospitals to report the existing eleven quality measures to receive the full market basket increase under the outpatient prospective payment system in calendar year 2011. Hospitals that fail to submit such data will receive the market basket update minus two percentage points for the outpatient prospective payment system.
Hospitals that treat a disproportionately large number of low-income patients (Medicaid and Medicare patients eligible to receive supplemental Social Security income) currently receive additional payments from the federal government in the form of disproportionate share payments. CMS is required by law to study the formula used to calculate these payments and could propose changes, such as giving greater weight to the amount of uncompensated care provided by a hospital than to the number of low-income patients treated.
Inpatient rehabilitation hospitals and designated units are reimbursed under a prospective payment system. Under this prospective payment system, patients are classified into case mix groups based upon impairment, age, co-morbidities and functional capability. Inpatient rehabilitation facilities are paid a predetermined amount per discharge that reflects the patient’s case mix group and is adjusted for area wage levels, low-income patients, rural areas and high-cost outliers. The Medicare, Medicaid and SCHIP Extension Act of 2007 (“MMSEA”) provided for no update to the conversion factor for fiscal year 2009. For fiscal year 2010, CMS issued a final rule setting the market basket increase factor at 2.5%.
On May 7, 2004, CMS issued a final rule modifying the criteria for classification as an inpatient rehabilitation facility as a result of data indicating that most facilities do not meet the existing criteria. Under the previous requirements, in order for a facility to be considered an inpatient rehabilitation facility, at least 75% of the facility’s inpatient population during the most recent 12-month cost reporting period must have required intensive rehabilitation services for one or more of ten specified conditions. A subsequent rule expanded the list of specified conditions to 13, and subsequent legislation and regulations temporarily reduced the percentage of the patient population who must have one of the specified conditions. For cost reporting periods beginning on or after July 1, 2007, CMS required 65% of the patient population to have one of the specified conditions. Currently, the percentage is set by statute at 60% of the patient population. Effective January 1, 2010, inpatient rehabilitation facilities must meet additional coverage criteria, including patient selection and care requirements relating to pre-admission screenings, post-admission evaluations, ongoing coordination of care and involvement of rehabilitation physicians. As of September 30, 2009, we operated eight inpatient rehabilitation units within our hospitals.
Inpatient psychiatric facilities are paid based on a prospective payment system. Under this prospective payment system, inpatient psychiatric facilities receive a federal per diem base rate that is based on the sum of the average routine operating, ancillary and capital costs for each patient day of psychiatric care in an inpatient psychiatric facility, adjusted for budget neutrality. This federal per diem base rate is further adjusted to reflect certain patient and facility characteristics, including patient age, certain diagnostic related groups, facility wage index adjustment, and facility rural location. The payment rates are adjusted annually on a July 1 update cycle. Inpatient psychiatric facilities receive additional outlier payments for cases in which estimated costs for the case exceed an adjusted threshold amount plus the total adjusted payment amount for the stay. CMS updated payments for rate year 2010 by 2.1%. As of October 1, 2009, we operated one behavioral health hospital facility and four specially designated psychiatric units that are subject to these rules.

Effective January 1, 2008, CMS issued final regulations that change payment for procedures performed in an ambulatory surgery center (“ASC”). Under this rule, ASC payment groups increased from nine clinically disparate payment groups to over 200 APCs used under the outpatient prospective payment system for these surgical services. In addition, CMS significantly expanded the types of procedures that may be performed in ASCs. More Medicare procedures that are now performed in hospitals, such as ours, may be moved to ASCs, potentially reducing surgical volume in our hospitals.
The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Medicare Modernization Act”) established the Recovery Audit Contractor (“RAC”) three-year demonstration program. Under this program, CMS contracts with third-parties to conduct post-payment reviews on a contingency fee basis to detect and correct improper payments in the fee-for-service Medicare program. Beginning in 2005, CMS contracted with three different RACs to conduct these reviews in California, Florida and New York. The program was expanded in August 2007 to include Massachusetts and South Carolina. The Tax Relief and Health Care Act of 2006 made the RAC program permanent and mandates its nationwide expansion by 2010. CMS has awarded contracts to four RACs that will implement the permanent RAC program on a nationwide basis. The full impact of the implementation of the RAC program cannot be predicted.
Managed Medicare
Managed Medicare plans represent arrangements where CMS contracts with private companies to provide members with Medicare Part A, Part B and Part D benefits. Managed Medicare plans can be structured as health maintenance organizations, preferred provider organizations, or private fee-for-service plans. The Medicare program allows beneficiaries to choose enrollment in certain managed Medicare plans. The Medicare Modernization Act increases reimbursement to managed Medicare plans and includes provisions limiting, to some extent, the financial risk to the companies offering the plans. Following these changes, the number of beneficiaries choosing to receive their Medicare benefits through such plans has increased. However, several provisions of the Medicare Improvements for Patients and Providers Act of 2008 addressed excess payments made to managed Medicare plans. In addition, both the healthcare reform bill passed by the House of Representatives and the healthcare reform bill currently under consideration by the Senate would reduce payments to managed Medicare plans. In light of the prolonged economic recession and political climate, managed Medicare plans may experience reduced premium payments, which may lead to decreased enrollment in such plans.
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
The federal government and many states from time to time consider altering the level of Medicaid funding or expanding Medicaid benefits in a manner that could adversely affect future levels of Medicaid reimbursement received by our hospitals. DEFRA, signed into law on February 8, 2006, included Medicaid cuts of approximately $4.8 billion over five years. CMS has published a number of proposed and final regulations that, if implemented, would result in significant additional reductions in Medicaid funding. These regulations have been subject to Congressional moratoria, rescinded, invalidated by court order or otherwise delayed. However, CMS could pursue implementation of these regulations or other regulatory measures that would further reduce Medicaid funding in the future. Healthcare reform efforts may also impact Medicaid funding and coverage. In November 2009, the U.S. House of Representatives passed a healthcare reform bill that, among other things, would expand Medicaid eligibility for low-income individuals and families. A separate healthcare reform bill under consideration in the U.S. Senate would similarly expand Medicaid eligibility.

Additionally, the states in which we operate have experienced budget constraints as a result of increased costs and lower than expected tax collections. For example, an Arizona legislative committee has projected a $2.0 billion shortfall in the state’s budget this year. Current economic conditions may increase these budget pressures. Health and human services programs, including Medicaid and similar programs, represent a significant portion of state budgets. Most of the states in which we operate have responded to these budget concerns by decreasing funding for healthcare programs or making structural changes that have resulted or may result in a reduction to Medicaid hospital revenues in fiscal years 2009 and 2010. For example, Arizona has frozen hospital inpatient and outpatient reimbursements at the October 1, 2007 rates and discontinued a state health benefits program for low-income parents. Louisiana reduced inpatient hospital rates by 3.5% and 6.3% and outpatient hospital rates by 3.5% and 5.7% in fiscal years 2009 and 2010, respectively, but still projects a Medicaid program deficit in excess of $300.0 million for the remainder of fiscal year 2010. In fiscal year 2009, Nevada cut inpatient hospital rates by 5.0% and eliminated rate enhancements for pediatric and obstetric care. Utah has cut hospital rates for fiscal year 2010 by more than 11.0%. Florida has reduced hospital reimbursement rates for fiscal years 2009 and 2010. Additional Medicaid spending cuts may be implemented in the future in the states in which we operate.
The American Recovery and Reinvestment Act of 2009 (“ARRA”), which was signed into law on February 17, 2009, included approximately $87.0 billion in additional federal Medicaid funding to states through December 2010. As part of this legislation, Congress has temporarily increased the share of program costs paid by the federal government to fund each state’s Medicaid program. Although these funds have provided a benefit to state Medicaid programs by helping to avoid more extensive program and reimbursement cuts, this increased federal funding is scheduled to end December 31, 2010. State legislatures are anticipating that this termination in increased federal funding could result in significant reductions to states’ Medicaid programs.
Through DEFRA, Congress has expanded the federal government’s involvement in fighting fraud, waste and abuse in the Medicaid program by creating the Medicaid Integrity Program. Among other things, this legislation requires CMS to employ private contractors, referred to as Medicaid Integrity Contractors (“MICs”), to perform reviews and post-payment audits of Medicaid claims and identify overpayments. MICs have commenced audits of Medicaid providers in most jurisdictions, and audits are anticipated to begin in the remaining jurisdictions by June 2010.
Changes in laws or regulations regarding government health programs or other changes in the administration of government health programs could have a material, adverse effect on our financial position and results of operations.
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
As state governments seek to control the cost of Medicaid programs, enrollment in managed Medicaid plans, including states in which we operate, has increased in recent years. For example, Florida legislation has established a goal of statewide implementation of Medicaid managed care programs by 2011. Furthermore, Florida could lose $300.0 million of federal funding for hospital charity care if this goal is not met. Louisiana has requested a section 1115 Medicaid waiver from the federal government that, if approved, would result in an expansion of Medicaid managed care plans. The Texas legislature and the Texas Health and Human Services Commission have recommended expanding Medicaid managed care enrollment for certain Medicaid beneficiaries. However, fiscal budgetary issues resulting from general economic conditions in the states in which we operate may require reductions in premium payments to these plans.
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

Cost reports filed by our facilities generally remain open for three years after the notice of program reimbursement date. If any of our facilities are found to have been in violation of federal or state laws relating to preparing and filing of Medicare or Medicaid cost reports, whether prior to or after our ownership of these facilities, we and our facilities could be subject to substantial monetary fines, civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. If an allegation is lodged against one of our facilities for a violation occurring during the time period before we owned the facility, we may have indemnification rights against the former owner of the facility for any damages we may incur based on negotiated indemnification and hold harmless provisions in the transaction documents. However, we offer no assurances that any such matter would be covered by indemnification, or if covered, that such indemnification would be adequate to cover any potential losses, fines and penalties. Additionally, we offer no assurances that the former owner would have the financial ability to satisfy indemnification claims.
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
Commercial insurers are continuing efforts to limit the payments for hospital services by adopting discounted payment mechanisms, including prospective payment or diagnosis related group-based payment systems, for more inpatient and outpatient services. In addition, commercial insurers increasingly are implementing quality requirements and refusing to pay for serious adverse events, similar to Medicare. To the extent that these efforts are successful, hospitals may receive reduced levels of reimbursement, which would have a negative effect on operating results.
Charity Care
In the ordinary course of business, we provide care without charge to patients who are financially unable to pay for the healthcare services they receive. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in net revenue. We currently record revenue deductions for patient accounts that meet our guidelines for charity care. We provide charity care to patients with income levels below 200% of the federal property level. Additionally, at all of our hospitals, a sliding scale of reduced rates is offered to all uninsured patients, who are not covered through federal, state or private insurance, with incomes between 200% and 400% of the federal poverty level. As a result of the current economic environment and growth in the uninsured population, our charity care has increased over the prior years. We anticipate our charity care may continue to increase in the near term; however, we are unable to predict the impact this will have on our results of operations and financial condition. Further, healthcare reform, if enacted, could reduce the number of patients who are uninsured or under-insured.

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
We currently face competition from established, not-for-profit healthcare companies, investor-owned hospital companies, large tertiary care centers, specialty hospitals and outpatient service providers, such as surgery centers and imaging centers. In addition, some of our hospitals operate in regions with vertically integrated healthcare providers that include both payors and healthcare providers, which could affect our ability to obtain managed care contracts. We continue to encounter increased competition from specialty hospitals, outpatient service providers, not-for-profit healthcare companies and companies, like ours, that consolidate hospitals and healthcare companies in specific geographic markets. Continued consolidation in the healthcare industry will be a leading contributing factor to increased competition in markets in which we already have a presence and in markets we may enter in the future.
Another factor in the competitive position of a hospital is the ability of its management to obtain contracts with purchasers of group healthcare services. The importance of obtaining managed care contracts continues as private and government payors and others turn to managed care organizations to help control rising healthcare costs. Most of our markets have experienced significant managed care penetration, along with consolidation of major managed care plans. The revenue and operating results of our hospitals are significantly affected by our hospitals’ ability to negotiate reasonable contracts with managed care plans. Health maintenance organizations and preferred provider organizations use managed care contracts to encourage patients to use certain hospitals in exchange for discounts from the hospitals’ established charges. Traditional health insurers also contain costs through similar contracts with hospitals.
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

As we continue to focus on our physician employment strategy, we face significant competition for skilled physicians in certain of our markets, as more providers are adopting a physician staffing model approach, coupled with a general shortage of physicians across most specialties. This increased competition has resulted in efforts by managed care organizations to align with certain provider networks in the markets in which we operate. While we anticipate that our physician employment strategy will help us compete more effectively in our markets, we are unable to provide any assurance regarding the success of our strategy.
Employees And Medical Staff
As of September 30, 2009, we had 10,959 employees, including 3,131 part-time employees. We consider our employee relations to be good. We recruit and retain nurses and medical support personnel by creating a desirable, professional work environment, providing competitive wages, benefits and long-term incentives, and providing career development and other training programs. In order to supplement our current employee base, we have expanded our relationship with local colleges and universities, including our sponsorship of nursing scholarship programs, in our markets.
Our hospitals are staffed by licensed physicians who have been admitted to the medical staff of our individual hospitals. Any licensed physician may apply to be admitted to the medical staff of any of our hospitals, but admission to the staff must be approved by each hospital’s medical staff and the appropriate governing board of the hospital in accordance with established credentialing criteria. In an effort to meet community needs in certain markets in which we operate, we have implemented a strategy of employing physicians, with an emphasis on those practicing within certain specialties. While we believe this strategy is consistent with industry trends, we cannot be assured of the long-term success of such a strategy, which includes related integration of physician practice management.
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

All of our operating hospitals are certified under the Medicare program and are accredited by either The Joint Commission or DNV, the effect of which is to permit the facilities to participate in the Medicare and Medicaid programs. If any facility loses its accreditation by either The Joint Commission or DNV, as applicable, or otherwise loses its certification under the Medicare program, then the facility will be unable to receive reimbursement from the Medicare and Medicaid programs. We intend to conduct our operations in compliance with current applicable federal, state, local and independent review body regulations and standards, but we cannot assure you that government agencies or other entities enforcing such requirements would find our facilities in compliance with such requirements. The requirements for licensure, certification and accreditation are subject to change and, in order to remain qualified, we may need to make changes in our facilities, equipment, personnel and services.
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
Federal and State Fraud and Abuse Provisions
Participation in any federal healthcare program, like Medicare, is regulated heavily by statute and regulation. If a hospital provider fails to substantially comply with the numerous conditions of participation in the Medicare or Medicaid program or performs specific prohibited acts, the hospital’s participation in the Medicare and Medicaid programs may be terminated or civil or criminal penalties may be imposed upon it under provisions of the Social Security Act and other statutes.
Among these statutes is a section of the Social Security Act known as the federal anti-kickback statute. This law prohibits providers and others from soliciting, receiving, offering or paying, directly or indirectly, any remuneration with the intent of generating referrals or orders for services or items covered by a federal healthcare program. Violation of this statute is a felony.
The Office of Inspector General of the U.S. Department of Health and Human Services (“OIG”) has published final safe harbor regulations that outline categories of activities that are deemed protected from prosecution under the anti-kickback statute. Currently there are safe harbors for various activities, including the following: investment interests, space rental, equipment rental, practitioner recruitment, personal services and management contracts, sale of practice, referral services, warranties, discounts, employees, group purchasing organizations, waiver of beneficiary coinsurance and deductible amounts, managed care arrangements, obstetrical malpractice insurance subsidies, investments in group practices, ambulatory surgery centers, and referral agreements for specialty services.
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
Through a series of rulemakings, CMS has issued final regulations implementing the Stark Law. Additional changes to these regulations, which became effective October 1, 2009, further restrict the types of arrangements that hospitals and physicians may enter, including restrictions on certain leases, percentage compensation arrangements, and agreements under which a hospital purchases services under arrangements. While these regulations help clarify the requirements of the exceptions to the Stark Law, it is unclear how the government will interpret many of these exceptions for enforcement purposes. CMS has indicated that it is considering additional changes to the Stark Law regulations. We cannot assure you that the arrangements entered into by us and our hospitals will be found to be in compliance with the Stark Law, as it ultimately may be implemented or interpreted.
The Department has proposed to collect information from 400 hospitals regarding their ownership, investment and compensation arrangements with physicians. It has indicated that at least three of our hospitals would be among the 400 hospitals. The Department has indicated that it intends to use the data to monitor compliance with the Stark Law and that it may share the information with other government agencies. Many of these agencies have not previously analyzed this information and have the authority to bring enforcement actions against hospitals filing such reports. The survey instrument, which is referred to as the Disclosure of Financial Relationships Report, is under review by the Office of Management and Budget, and it is unclear when, or if, it will be finalized.
In 2003, Congress passed legislation that modified the hospital ownership exception to the Stark Law by creating a moratorium on allowing physicians to own interests in new specialty hospitals. The moratorium was extended by regulatory and legislative action and expired on August 8, 2006. In December 2004, the Medicare Payment Advisory Commission considered, but did not adopt, a recommendation that Congress eliminate the exception for physician ownership in an entire hospital, including whole hospitals or non-specialty hospitals (the “whole hospital exception”). In recent years, both houses of the U.S. Congress have passed bills that would have eliminated or significantly restricted the whole hospital exception, but these bills did not become law. In November 2009, the House of Representatives passed a healthcare reform bill that would eliminate the whole hospital exception subject to a grandfathering provision for most hospitals that currently have physician ownership. In order to fall within this grandfathering provision, a hospital would have to abide by a number of restrictions, including limits on future expansion and reporting and disclosure requirements. The Senate healthcare reform bill currently under consideration contains a similar prohibition on physician-owned hospitals. If Congress enacts legislation that eliminates or alters the whole hospital exception, we could be required to unwind the physician ownership of some of our hospitals or our physician-owned hospitals could be subject to disclosure and reporting requirements and significant restrictions on their ability to expand current operations.

Physician-owned hospitals that receive referrals from physician owners must disclose in writing to patients that such hospitals are owned by physicians and that patients may receive a list of the hospitals’ physician investors upon request. Additionally, a physician-owned hospital must require all physician owners who are members of the hospital’s medical staff to agree, as a condition of continued medical staff membership or admitting privileges, to disclose in writing to all patients whom they refer to the hospital their (or an immediate family member’s) ownership interest in the hospital. A hospital is considered to be physician-owned if any physician, or an immediate family member of a physician, holds debt, stock or other types of investment in the hospital or in any owner of the hospital, excluding physician ownership through publicly traded securities that meet certain conditions. If a hospital fails to comply with these provisions, the hospital could lose its Medicare provider agreement and be unable to participate in Medicare.
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
The Federal False Claims Act and Similar State Laws
Another trend affecting the healthcare industry today is the increased use of the federal False Claims Act (“FCA”) and, in particular, actions being brought by individuals on the government’s behalf under the FCA’s “qui tam” or whistleblower provisions. Whistleblower provisions allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the federal government. If the government intervenes in the action and prevails, the party filing the initial complaint may share in any settlement or judgment. If the government does not intervene in the action, the whistleblower plaintiff may pursue the action independently, and may receive a larger share of any settlement or judgment. When a private party brings a qui tam action under the FCA, the defendant generally will not be made aware of the lawsuit until the government commences its own investigation or makes a determination whether it will intervene. Further, every entity that receives at least $5.0 million annually in Medicaid payments must have written policies for all employees, contractors or agents, providing detailed information about false claims, false statements and whistleblower protections under certain federal laws, including the FCA, and similar state laws.

When a defendant is determined by a court of law to be liable under the FCA, the defendant must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 to $11,000 for each separate false claim. Settlements entered into prior to litigation usually involve a less severe calculation of damages. There are many potential bases for liability under the FCA. Liability often arises when an entity knowingly submits a false claim for reimbursement to the federal government. The FCA defines the term “knowingly” broadly. Although simple negligence will not give rise to liability under the FCA, submitting a claim with reckless disregard to its truth or falsity can constitute “knowingly” submitting a false claim and result in liability. In some cases, whistleblowers, the federal government and some courts have taken the position that providers who allegedly have violated other statutes, such as the anti-kickback statute or the Stark Law, have thereby submitted false claims under the FCA. The Fraud Enforcement and Recovery Act of 2009 expanded the scope of the FCA by, among other things, creating liability for knowingly and improperly avoiding repayment of an overpayment received from the government and broadening protections for whistleblowers.
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
Corporate Practice of Medicine/Fee Splitting
The states in which we operate have laws that prohibit unlicensed persons or business entities, including corporations, from employing physicians or laws that prohibit certain direct or indirect payments or fee-splitting arrangements between physicians and unlicensed persons or business entities. Possible sanctions for violations of these restrictions include loss of a physician’s license, civil and criminal penalties and rescission of business arrangements that may violate these restrictions. These statutes vary from state to state, are often vague and seldom have been interpreted by the courts or regulatory agencies. Although we exercise care to structure our arrangements with healthcare providers to comply with relevant state laws, we cannot assure you that governmental officials responsible for enforcing these laws will not assert that we, or transactions in which we are involved, are in violation of such laws, or that such laws ultimately will be interpreted by the courts in a manner consistent with our interpretations.
HIPAA Administrative Simplification and Privacy and Security Requirements
HIPAA requires the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the healthcare industry. The Department has established electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. In addition, HIPAA requires that each provider use a National Provider Identifier. In January 2009, CMS published a final rule making changes to the formats used for certain electronic transactions and requiring the use of updated standard code sets for certain diagnoses and procedures known as ICD-10 code sets. Although use of the ICD-10 code sets is not mandatory until October 1, 2013, we will be modifying our payment systems and processes to prepare for their implementation. Use of the ICD-10 code sets will require significant changes; however, we believe that the cost of compliance with these regulations has not had and is not expected to have a material adverse effect on our business, financial position or results of operations.
As required by HIPAA, the Department has issued privacy and security regulations that extensively regulate the use and disclosure of individually identifiable health-related information and require healthcare providers to implement administrative, physical and technical practices to protect the security of individually identifiable health information that is electronically maintained or transmitted. ARRA broadens the scope of the HIPAA privacy and security regulations. In addition, ARRA extends the application of certain provisions of the security and privacy regulations to business associates (entities that handle identifiable health-related information on behalf of covered entities) and subjects business associates to civil and criminal penalties for violation of the regulations. We have developed and utilize a HIPAA compliance plan as part of our effort to comply with HIPAA privacy and security requirements. The privacy regulations and security regulations have and will continue to impose significant costs on our facilities in order to comply with these standards.
As required by ARRA, the Department published an interim final rule on August 24, 2009, that requires covered entities to report breaches of unsecured protected health information to affected individuals without unreasonable delay, but not to exceed 60 days of discovery of the breach by the covered entity or its agents. Notification must also be made to the Department and, in certain situations involving large breaches, to the media. Various state laws and regulations may also require us to notify affected individuals in the event of a data breach involving individually identifiable information.

Violations of the HIPAA privacy and security regulations may result in civil and criminal penalties, and ARRA has strengthened the enforcement provisions of HIPAA, which may result in increased enforcement activity. Under ARRA, the Department is required to conduct periodic compliance audits of covered entities and their business associates. ARRA broadens the applicability of the criminal penalty provisions to employees of covered entities and requires the Department to impose penalties for violations resulting from willful neglect. ARRA significantly increases the amount of the civil penalties, with penalties of up to $50,000 per violation for a maximum civil penalty of $1,500,000 in a calendar year for violations of the same requirement. Further, ARRA authorizes state attorneys general to bring civil actions seeking either injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents. Our facilities also are subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties.
There are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns. For example, in October 2007, the Federal Trade Commission issued a final rule requiring financial institutions and creditors, which may include hospitals and other healthcare providers, to implement written identity theft prevention programs to detect, prevent, and mitigate identity theft in connection with certain accounts. The enforcement date for this rule has been postponed until June 1, 2010.
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
Healthcare Reform
National healthcare reform is a focus at the federal level. This focus on healthcare reform may increase the likelihood of significant changes affecting the healthcare industry. On November 7, 2009, the House of Representatives passed the Affordable Health Care for America Act (the “House Reform Bill”). The House Reform Bill would reduce the number of uninsured persons by requiring most individuals to obtain health insurance, expanding Medicaid eligibility, limiting preexisting conditions exclusions and creating a temporary national high risk pool for coverage of currently uninsured individuals with medical conditions. The House Reform Bill would also create a National Health Insurance Exchange for individuals and small employers to obtain health insurance. This exchange would include a public health insurance option to be administered by the Secretary of the Department, who would negotiate payment rates with providers.

The House Reform Bill also would modify the Medicare program, including changes to delivery and payment systems. For example, hospitals could experience productivity-based reductions to market basket updates and decreased payments in the event of excessive readmissions. The House Reform Bill also would increase funding for fighting fraud and abuse, require the return of overpayments within 60 days of their discovery, create new penalties for fraud and abuse violations and restrict physician ownership of hospitals.
Currently, the U.S. Senate is considering, but has not yet passed, a reform bill that is also designed to decrease the number of uninsured individuals and reduce healthcare costs. It is not possible to predict whether federal healthcare reform legislation will be enacted or the impact of any enacted federal healthcare reform legislation. For example, the creation of a public health insurance option could result in a migration of enrollees from higher paying commercial health plans, which could have a negative impact on hospital revenues. Similarly, payment reductions or other changes to the Medicare program that may be enacted as part of federal reform legislation could negatively impact hospital revenues. However, these negative impacts could be offset by a reduction in bad debt and charity care as a result of the creation of a public health insurance option and other aspects of healthcare reform.
In addition to the provisions found in the House Reform Bill and the U.S. Senate bill, the Medicaid program has been subject, in recent years and currently, to federal and state efforts to reduce expenditures but also to expand eligibility. For example, DEFRA, signed into law on February 8, 2006, includes Medicaid cuts of approximately $4.8 billion over five years. CMS has published a number of proposed and final regulations that, if implemented, would result in significant additional reductions in Medicaid funding. These regulations have been subject to Congressional moratoria, rescinded, invalidated by court order or otherwise delayed. However, CMS could pursue implementation of these regulations or other regulatory measures that would further reduce Medicaid funding in the future.
Most states, including the states in which we operate, have applied for and been granted federal waivers from current Medicaid regulations to allow them to serve some or all of their Medicaid participants through managed care providers. Most of the states in which we operate have experienced budget constraints as a result of increased costs and lower than expected tax collections. Current economic conditions have increased these budget pressures. Medicaid spending cuts or structural changes that may have the affect of decreasing reimbursement may be implemented in the future in the states in which we operate. In addition, from time to time, states in which we operate may enact measures that impact private healthcare insurance, which may result in insurers reducing coverage or negotiating lower rates or otherwise have an indirect adverse effect on providers.
Creation of a National Health Insurance Exchange, including a public health insurance option, changes in the Medicare, Medicaid and other programs, hospital cost-containment initiatives by public and private payors, proposals to limit payments and healthcare spending and industry-wide competitive factors are highly significant to the healthcare industry. We are unable to predict the future course of federal, state or local healthcare legislation. Further changes in the law or regulatory framework that reduce our revenue or increase our costs could have a material adverse effect on our business, financial condition or results of operations.
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
Health Choice
Health Choice is a prepaid Medicaid and Medicare managed health plan in the Phoenix, Arizona area. For the years ended September 30, 2009, 2008 and 2007, premium revenue comprised approximately 29.6%, 26.2% and 25.5%, respectively, of our consolidated net revenue. Premium revenue is generated through capitated contracts whereby the Plan provides healthcare services in exchange for fixed periodic payments from the Arizona Health Care Cost Containment System (“AHCCCS”) and CMS. Capitation payments received by Health Choice are recognized as revenue in the month that members are entitled to healthcare services.
Effective October 1, 2008, Health Choice began its current contract with AHCCCS, which provides for a three-year term, with AHCCCS having the option to renew for two additional one-year periods. The contract, which continues our state-wide presence, covers Medicaid members in the following Arizona counties: Apache, Coconino, Maricopa, Mohave, Navajo, Pima, Yuma, La Paz and Santa Cruz. As of September 30, 2009, Health Choice’s enrollment exceeded 187,000 members, compared to over 142,000 members in the prior year. While we anticipate that our membership in the near term will continue to exceed prior year amounts, we cannot guarantee the continued growth of our membership.
In connection with our contract effective October 1, 2008, AHCCCS implemented a risk-based or severity-adjusted payment methodology for all health plans, which resulted in a reduction to our premium revenue on a per member per basis during the year ended September 30, 2009. Implementation of this new payment methodology was retroactive to October 1, 2008, and is also expected to negatively impact premium rates paid to Health Choice going forward. Based upon the risk score adjustment factors provided by AHCCCS, we have estimated slight reductions in our future capitation premium rates.
Effective January 1, 2006, pursuant to a contract with CMS, Health Choice began providing coverage as a Medicare Advantage Prescription Drug (“MAPD”) Special Needs Plan (“SNP”) to its Medicare enrollees in Maricopa, Pima, Pinal, Coconino, Apache and Navajo counties. The SNP allows Health Choice to offer Medicare and Part D drug benefit coverage for new and existing dual-eligible members, or those that are eligible for Medicare and Medicaid. The contract with CMS includes successive one-year renewal options at the discretion of CMS. CMS has notified Health Choice that it is exercising its option to extend the contract through December 31, 2010. Although legislation has been proposed to extend Congressional authority for SNPs, under current law, CMS’ authority to designate SNPs expires on December 31, 2010. Unless this law is changed, CMS may not be able to renew Health Choice’s SNP contract after December 31, 2010. Additionally, federal law prohibits CMS from designating additional disproportionate percentage SNPs through December 31, 2010, and prohibits existing SNPs from enrolling individuals outside of their existing geographic areas through December 31, 2009.
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

Premiums received from AHCCCS and CMS to provide services to our members have been impacted by moderating rate increases. Additionally, the state of Arizona is currently facing significant budgetary concerns. As a result, the state legislature passed a fiscal 2010 budget on July 1, 2009, that includes AHCCCS funding at a lower rate of growth than in prior years, but does include funding for medical cost inflation and increased enrollment in the program. In regards to the fiscal 2010 year, depending on member mix, we generally believe Health Choice could experience flat to slightly declining rates received on a per member per month basis, which may negatively impact our premium revenue. In addition, there are a number of alternatives being considered to address Arizona’s budget concerns, including increases in sales and property taxes, a reduction in AHCCCS’ total expenditures, a reduction in rates paid by AHCCCS to facilities, and elimination of KidsCare, Arizona’s Children’s Health Insurance Program. If additional budgetary measures such as these were to occur, we anticipate it would negatively impact our premium revenue in the future; however, we are unable to predict the impact on our results of operations and cash flows.
As of September 30, 2009, we provided a performance guaranty in the form of letters of credit totaling $43.2 million for the benefit of AHCCCS to support our obligations under our contract to provide and pay for the healthcare services. The amount of the performance guaranty is based primarily upon the membership in the Plan and the related capitation paid to us.
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
The cost of malpractice and other liability insurance, and the premiums and self-retention limits of such insurance, have moderated as a result of tort reform legislation limiting the size of malpractice judgments in certain states such as Florida and Texas, as well as improvements in our claims experience. For fiscal 2010, our self-insured retention for professional and general liability coverage is $5.0 million per claim, with an excess aggregate limit of $55.0 million. The maximum coverage under our insurance policies remains unchanged at $75.0 million. Our self-insurance reserves for estimated claims incurred but not yet reported is based upon estimates determined by third-party actuaries. Funding for the self-insured retention of such claims is derived from operating cash flows. We cannot assure you that this insurance will continue to be available at reasonable prices that will allow us to maintain adequate levels of coverage. We also cannot assure you that our cash flow will be adequate to provide for professional and general liability claims in the future. Additionally, the negative impact of the current economic downturn on insurance companies’ investment portfolios may result in an increase in premiums for future policy renewal periods.
Our Information Systems
We use a common information systems platform across all of our hospitals. We use McKesson’s clinical, patient accounting, laboratory, radiology and decision support software and Lawson’s financial application and enterprise resource planning software. We use other vendors for specialized information systems needs for our decision support, emergency and radiology departments.
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
The cost of maintaining our information systems has increased significantly in recent years. Information systems maintenance expense increased $1.1 million to $8.0 million for the fiscal year ended September 30, 2009, as compared to the prior year. We expect the trend of increased maintenance costs in this area to continue in the future. In addition, we expect to spend approximately $8.0 million on various hardware and software upgrades during 2010.
The ARRA included approximately $21.0 billion in funding for various healthcare information technology (“IT”) initiatives, including incentives for hospitals and physicians to implement systems supporting electronic health records (“EHRs”). Though additional investments in hardware and software will be required, we believe our historical capital investments in advanced clinicals and other information systems, as well as quality of care programs, provides a solid platform to build upon for timely compliance with the healthcare IT requirements of the ARRA.

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
The senior secured credit facilities also include a senior secured revolving credit facility of $225.0 million, with a $100.0 million sub-limit for letters of credit that matures on April 27, 2013. Our ability to borrow funds under our revolving credit facility is subject to the financial viability of the participating financial institutions. Currently, we have identified one defaulting lender, Lehman Brothers (“Lehman”), who has been unable to fund its proportionate share of borrowings under our revolving credit facility since September 2008. Lehman’s participation in our revolving credit facility is approximately 8.9%, or $20.0 million of our total revolver capacity. We are currently working to replace this lender with a financially viable institution; however, we are unable to provide any assurance that this will be possible. If any of our remaining creditors were to suffer similar financial difficulties, or if the credit markets were to deteriorate as they did towards the end of calendar 2008, our ability to access available funds under our revolving credit facility could be limited.
During the next twelve months, along with interest on our senior secured credit facilities, we are required to repay $5.9 million in principal under our senior secured credit facilities, $41.6 million in interest under the 8 3/4% notes and $2.7 in principal under our capital lease and other obligations. If we cannot make scheduled payments on our debt, we will be in default and, as a result:
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
We have a significant amount of indebtedness. At September 30, 2009, we had $475.0 million of outstanding 8 3/4% notes and $584.8 million of other indebtedness (of which $576.2 million consisted of borrowings under our senior secured credit facilities, and $8.7 million consisted of capital lease obligations and other debt). All of our other indebtedness ranks senior to the 8 3/4% notes. In addition, subject to restrictions in the indenture governing the 8 3/4% notes and the amended and restated credit agreement governing the senior secured credit facilities, we may incur additional indebtedness.

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
An Increase In Interest Rates Would Increase The Cost Of Servicing Our Debt And Could Reduce Our Profitability.
Borrowings under our senior secured credit facilities bear interest at variable rates. As of September 30, 2009, we had outstanding variable rate debt of $576.2 million. We have managed our market exposure to changes in interest rates by converting $425.0 million of this variable rate debt to fixed rate debt through the use of interest rate swap agreements, effectively leaving $151.2 million in debt subject to variable rates. As a result, an increase in interest rates, whether because of an increase in market interest rates or an increase in our own cost of borrowing, would increase the cost of servicing our debt and could materially reduce our profitability. For more discussion on the effect of changes in interest rates, see “Item 7A. — Quantitative and Qualitative Disclosures About Market Risk.”
We Are Controlled By Our Principal Equity Sponsors.
We are controlled by our principal equity sponsors who have the ability to control our financial-related policies and decisions. For example, our principal equity sponsors could cause us to enter into transactions that, in their judgment, could enhance their equity investment, even though such transactions might reduce our cash flows or capital reserves. So long as our principal equity sponsors continue to own a significant amount of our equity interests, they will continue to be able to strongly influence and effectively control the decisions related to our company. Additionally, our principal equity sponsors may from time to time acquire and hold interests in businesses that compete directly or indirectly with us and, therefore, have interests that may conflict with the interests of our company.

If We Are Unable To Retain And Negotiate Reasonable Contracts With Managed Care Plans, Our Net Revenue May Be Reduced.
Our ability to obtain reasonable contracts with health maintenance organizations, preferred provider organizations and other managed care plans significantly affects the revenue and operating results of our hospitals. Revenue derived from health maintenance organizations, preferred provider organizations and other managed care plans accounted for 43.0%, 46.0% and 47.5% of our hospitals’ net patient revenue for the years ended September 30, 2009, 2008 and 2007, respectively. Our hospitals have over 300 managed care contracts with no one commercial payor representing more than 10.0% of our net patient revenue. In most cases, we negotiate our managed care contracts annually as they come up for renewal at various times during the year. Further, many of these contracts are terminable by either party on relatively short notice. Our future success will depend, in part, on our ability to retain and renew our managed care contracts and enter into new managed care contracts on terms favorable to us. Other healthcare providers, including some with integrated health systems, provider networks, greater geographic coverage or a wider range of services, may impact our ability to enter into managed care contracts or negotiate increases in our reimbursement and other favorable terms and conditions. For example, some of our competitors may negotiate exclusivity provisions with managed care plans or otherwise restrict the ability of managed care companies to contract with us. In one region in which we operate, the largest healthcare provider organization controls one of the largest payor organizations and operates it primarily as a closed network. The patients enrolled in this integrated health system are largely unavailable to us. In addition, consolidation among managed care companies and organizations may reduce our ability to negotiate favorable contracts with such payors.
In addition, the House Reform Bill, which has passed the U.S. House of Representatives but is not yet law, includes a public health insurance option to be administered by the Secretary of the Department, who would negotiate payment rates with providers. The healthcare reform bill currently under consideration by the U.S. Senate also includes a public health insurance option. The creation of a public health insurance option could result in a migration of enrollees from higher paying commercial health plans, which could have a negative impact on hospital revenues. However, this negative impact could be offset by a reduction in bad debt and charity care as a result of the creation of a public health insurance option and other aspects of healthcare reform that are intended to provide insurance coverage for most uninsured individuals.
Healthcare Reform and Other Changes In Governmental Programs May Significantly Reduce Government Healthcare Spending And Our Revenue.
National healthcare reform is a focus at the federal level. The House Reform Bill has passed the U.S. House of Representatives, but has not yet been approved by the U.S. Senate. The House Reform Bill would reduce the number of uninsured persons by requiring most individuals to obtain health insurance, expanding Medicaid eligibility, limiting preexisting conditions exclusions and creating a temporary national high risk pool for coverage of currently uninsured individuals with medical conditions. The House Reform Bill would also create a National Health Insurance Exchange for individuals and small employers to obtain health insurance. This exchange would include a public health insurance option to be administered by the Secretary of the Department, who would negotiate payment rates with providers.
The House Reform Bill also would modify the Medicare program, including changes to delivery and payment systems. For example, hospitals could experience productivity-based reductions to market basket updates and decreased payments in the event of excessive readmissions. The House Reform Bill also would increase funding for fighting fraud and abuse, require the return of overpayments within 60 days of their discovery, create new penalties for fraud and abuse violations and restrict physician ownership of hospitals.
Currently, the U.S. Senate is considering a reform bill, entitled the Patient Protection and Affordable Care Act, which is also designed to decrease the number of uninsured individuals and reduce healthcare costs. It is not possible to predict whether federal healthcare reform legislation will be enacted or the impact of any enacted federal healthcare reform legislation. For example, the creation of a public health insurance option could result in a migration of enrollees from higher paying commercial health plans, which could have a negative impact on hospital revenues. Similarly, reductions in the market basket update for hospitals or other changes to the Medicare program that may be enacted as part of federal reform legislation could negatively impact hospital revenues. However, these negative impacts could be offset by a reduction in bad debt and charity care as a result of the creation of a public health insurance option and other aspects of healthcare reform that are intended to provide insurance coverage for most uninsured individuals. Federal healthcare reform may reduce our revenue, increase our costs, or otherwise have a material adverse effect on our business, financial condition or results of operations. We are unable to predict the course of federal, state, or local healthcare legislation.
The focus on healthcare reform may also increase the likelihood of significant changes affecting existing government healthcare programs. A significant portion of our patient volumes is derived from government healthcare programs. Governmental healthcare programs, principally Medicare and Medicaid, including managed Medicare and managed Medicaid, accounted for 45.9%, 44.9% and 43.0% of our hospitals’ net patient revenue for the years ended September 30, 2009, 2008 and 2007, respectively. In recent years, legislative changes have resulted in limitations on and, in some cases, reductions in levels of, payments to healthcare providers for certain services under many of these government programs. Further, legislative and regulatory changes have altered the method of payment for various services under the Medicare, Medicaid and other federal healthcare programs. For example, CMS has significantly expanded the number of procedures that Medicare reimburses if performed in an ASC. More Medicare procedures that are now performed in hospitals, such as ours, may be moved to ASCs, reducing surgical volume in our hospitals. Possible future changes in the Medicare, Medicaid and other state programs may reduce reimbursements to healthcare providers and may also increase our operating costs, which could reduce our profitability.

CMS has recently completed a two-year transition to full implementation of the MS-DRG. Changes to the MS-DRG system could impact the margins we receive for certain services. For federal fiscal year 2010, CMS has provided a 2.1% market basket update for hospitals that submit certain quality patient care indicators and a 0.1% update for hospitals that do not submit this data. While we will endeavor to comply with all quality data submission requirements, our submissions may not be deemed timely or sufficient to entitle us to the full market basket adjustment for all of our hospitals. Medicare payments to hospitals in federal fiscal years 2008 and 2009 were reduced to eliminate what CMS estimated to be the effect of coding or classifications changes as a result of hospitals implementing the MS-DRG system. If CMS retrospectively determines that adjustment levels for federal fiscal years 2008 and 2009 were inadequate, CMS may impose additional adjustments in future years. Although CMS has not imposed an adjustment for federal fiscal year 2010, CMS has announced its intent to impose payment adjustments in federal fiscal years 2011 and 2012 because of what CMS has determined to be an inadequate adjustment in federal fiscal year 2008. Additionally, Medicare payments to hospitals are subject to a number of other adjustments, and the actual impact on payments to specific hospitals may vary. In some cases, commercial third-party payors and other payors such as some state Medicaid programs rely on all or portions of the Medicare MS-DRG system to determine payment rates, and adjustments that negatively impact Medicare payments may also negatively impact payments from Medicaid programs or commercial third-party payors and other payors.
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
In addition, from time to time, state legislatures consider healthcare reform measures or changes to the regulation of private healthcare insurance. Because of economic conditions and other factors, a number of states are experiencing budget problems and have adopted or are considering legislation designed to reduce their Medicaid expenditures and to provide universal coverage and additional care, including enrolling Medicaid recipients in managed care programs and imposing additional taxes on hospitals to help finance or expand states’ Medicaid systems. The states in which we operate have decreased funding for healthcare programs or made other structural changes resulting in a reduction in Medicaid hospital rates for fiscal years 2009 and 2010. For example, Arizona has frozen hospital inpatient and outpatient reimbursements at the October 1, 2007 rates and discontinued a state health benefits program for low-income parents. Louisiana reduced inpatient hospital rates by 3.5% and 6.3% and outpatient hospital rates by 3.5% and 5.7% in fiscal years 2009 and 2010, respectively, but still projects a Medicaid program deficit in excess of $300 million for the remainder of fiscal year 2010. In fiscal year 2009, Nevada cut inpatient hospital rates by 5% and eliminated rate enhancements for pediatric and obstetric care. Utah has cut hospital rates for fiscal year 2010 by more than 11%. Florida has reduced hospital reimbursement rates for fiscal years 2009 and 2010. Additional Medicaid spending cuts may be implemented in the future in the states in which we operate, including reductions in supplemental Medicaid reimbursement programs. Our Texas hospitals participate in private supplemental Medicaid reimbursement programs that are structured to expand the community safety net by providing indigent healthcare services and result in additional revenues for participating hospitals. We cannot predict whether the Texas private supplemental Medicaid reimbursement programs will continue or guarantee that revenues recognized from the programs will not decrease.
Changes in laws or regulations regarding government health programs or other changes in the administration of government health programs could have a material, adverse effect on our financial position and results of operations.

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
CMS publicizes performance data relating to quality measures that hospitals submit in connection with their Medicare reimbursement. If any of our hospitals should achieve poor results (or results that are lower than our competitors) on these quality criteria, patient volumes could decline. In the future, other trends toward clinical transparency and value-based purchasing of healthcare services may have an adverse impact on our competitive position and patient volume.
If We Continue To Experience Growth In Volume And Revenue Related To Uncompensated Care, Our Financial Condition Or Results Of Operations Could Be Adversely Affected.
Like others in the hospital industry, we have experienced an increase in our uncompensated care, including charity care and our provision for bad debts. Our provision for bad debts and charity care as a percentage of acute care revenue has increased due to a growth in self-pay volume and revenue resulting in large part from an increase in the number of uninsured patients, along with an increase in the amount of co-payments and deductibles passed on by employers to employees. In addition, as a result of the prolonged economic recession and rising levels of unemployment, we believe that our hospitals may continue to experience growth in bad debts and charity care. Although we continue to seek ways of improving point of service collection efforts and implementing appropriate payment plans with our patients, if we continue to experience growth in self-pay volume and revenue, our results of operations could be adversely affected. Further, our ability to improve collections for self-pay patients may be limited by regulatory and investigatory initiatives, including private lawsuits directed at hospital charges and collection practices for uninsured and underinsured patients.
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
In an effort to meet community needs in certain markets in which we operate, we have implemented a strategy to employ physicians in certain specialties. The deployment of a physician employment strategy includes increased salary costs, potential malpractice insurance coverage costs, risks of successful physician integration and difficulties associated with physician practice management. While we believe this strategy is consistent with industry trends, we cannot be assured of the long-term success of such a strategy.

Our Hospitals Face Competition For Staffing, Which May Increase Our Labor Costs And Reduce Profitability.
We compete with other healthcare providers in recruiting and retaining qualified management and staff personnel responsible for the day-to-day operations of each of our hospitals, including nurses and other non-physician healthcare professionals. In the past, the limited supply of nurses and other medical support personnel presented a significant operating issue. In part, due to the prolonged economic recession, we have seen an improvement in the availability of nursing personnel and other skilled labor. If such a shortage were to occur again, it may require us to enhance wages and benefits to recruit and retain nurses and other medical support personnel, and contract with more expensive temporary personnel. We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate. Because a significant percentage of our revenue consists of fixed, prospective payments, our ability to pass along increased labor costs to third-party payors is constrained. Our failure to recruit and retain qualified management, nurses and other medical support personnel, or to control our labor costs could have a material adverse effect on our financial condition or results of operations.
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
The healthcare industry, including our company, is required to comply with extensive and complex laws and regulations at the federal, state and local government levels relating to, among other things:
•	billing for services;
•	relationships with physicians and other referral sources;
•	adequacy of medical care;
•	quality of medical equipment and services;
•	qualifications of medical and support personnel;
•	confidentiality, maintenance, data breach, identity theft and security issues associated with individually identifiable information and medical records;
•	the screening, stabilization and transfer of patients who have emergency medical conditions;
•	licensure and certification;
•	operating policies and procedures;

•	addition of facilities and services;
•	provider-based reimbursement, including complying with requirements allowing multiple locations of a hospital to be billed under the hospital’s Medicare provider number; and
•	disclosures to patients, including disclosure of any physician ownership in a hospital.
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
In recent years, both houses of the U.S. Congress have passed bills that included provisions that would have eliminated or significantly restricted the whole hospital exception, the exception under the Stark Law that allows for direct physician ownership in hospitals. While the whole hospital exception provisions in these bills did not become law, this issue continues to attract significant interest in Congress. In November 2009, the House of Representatives passed a healthcare reform bill that would eliminate the whole hospital exception subject to a grandfathering provision for most hospitals that currently have physician ownership. In order to fall within this grandfathering provision, a hospital would have to abide by a number of restrictions, including limits on future expansion and reporting and disclosure requirements. The Senate healthcare reform bill currently under consideration contains a similar prohibition on physician-owned hospitals.
We are unable to predict whether Congress will enact legislation that eliminates or alters the whole hospital exception. If legislation restricting or eliminating the whole hospital exception becomes law, we could be required to unwind the physician ownership of seven of our hospitals, resulting in a repurchase of minority partners’ interests, or such hospitals could be subject to significant restrictions on their current operations or future expansion, among other areas.
Some Of Our Hospitals May Be Required To Submit To The Department Information On Their Relationships With Physicians, Including Information Regarding Physician Investors, And This Submission Could Subject Such Hospitals And Us To Liability.
The Department has proposed to collect information on ownership, investment, and compensation arrangements with physicians from 400 hospitals by requiring these hospitals to submit Disclosure of Financial Relationship Reports (“DFRR”). The Department has indicated that at least three of our hospitals would be among these 400 hospitals required to submit a DFRR. The DFRR and its supporting documentation are currently under review by the Office of Management and Budget, and it is unclear when, or if, it will be finalized. The Department intends to use this data to monitor compliance with the Stark Law, and the Department may share the information with other government agencies. Many of these agencies have not previously analyzed this information and have the authority to bring enforcement actions against the partnership and the hospital. As currently proposed by the Department, once a hospital receives this request, the hospital would have a limited amount of time to compile a significant amount of information relating to its financial relationships with physicians, including any ownership by physicians. The hospital may be subject to substantial penalties if it is unable to assemble and report this information within the required timeframe or if the Department or any other government agency determines that the submission is inaccurate or incomplete. The hospital may be the subject of investigations or enforcement actions if a government agency determines that any of the information indicates a potential violation of law. In addition, a whistleblower acting pursuant to the FCA or similar state laws may assert that the hospital has submitted false claims based on allegations that the DFRR submission is inaccurate or incomplete or that material disclosed in the submission constitutes a violation of applicable laws. Any such investigation, enforcement action, or whistleblower allegation could materially adversely affect the results of our operations.

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
Both federal and state government agencies have increased their focus on and coordination of civil and criminal enforcement efforts in the healthcare area. As a result, there are numerous ongoing investigations of hospital companies, as well as their executives and managers. The OIG and the Department of Justice have, from time to time, established national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Further, under the FCA, private parties have the right to bring “qui tam” whistleblower lawsuits against companies that submit false claims for payments to, or improperly retain overpayments from, the government. Some states have adopted similar state whistleblower and false claims provisions.
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

In addition, governmental agencies and their agents, such as the Medicare Administrative Contractors, fiscal intermediaries and carriers, as well as the OIG, CMS and state Medicaid programs, conduct audits of our healthcare operations. Private payors may conduct similar post-payment audits, and we also perform internal audits and monitoring. Depending on the nature of the conduct found in such audits and whether the underlying conduct could be considered systemic, the resolution of these audits could have a material, adverse effect on our financial position, results of operations and liquidity.
CMS is in the process of implementing a nationwide RAC program as required by the Tax Relief and Health Care Act of 2006, following a three-year demonstration RAC program conducted in a limited number of states pursuant to the Medicare Modernization Act. Under the RAC program, CMS engages private contractors to conduct post-payment reviews to detect and correct improper payments in the fee-for-service Medicare program, and the contractors receive a contingency fee based on the amount of corrected, improper payments.
In addition, through DEFRA, Congress has expanded the federal government’s involvement in fighting fraud, waste and abuse in the Medicaid program by creating the Medicaid Integrity Program. Under this program, CMS engages private contractors, referred to as MICs, to perform post-payment audits of Medicaid claims and identify overpayments. MICs have commenced audits of Medicaid providers in most jurisdictions, and audits are anticipated to begin in the remaining jurisdictions by June 2010.
Any such audit or investigation could have a material adverse effect on the results of our operations.
Compliance With Section 404 Of The Sarbanes-Oxley Act May Negatively Impact Our Results Of Operations And Failure To Comply May Subject The Company To Regulatory Scrutiny And A Loss Of Investors’ Confidence In Our Internal Control Over Financial Reporting.
We are required to perform an annual evaluation of our internal control over financial reporting and file management’s attestation with our annual report to comply with Section 404 of the Sarbanes-Oxley Act of 2002. In October 2009, the SEC extended the requirement of the auditor’s attestation on internal control over financial reporting for non-accelerated filers until fiscal years ending on or after June 15, 2010.
Compliance with all requirements and interpretive guidance associated with Section 404 of the Sarbanes-Oxley Act of 2002, and any changes in our internal control over financial reporting in response to our internal evaluations, may be expensive and time-consuming and may negatively impact our results of operations. In addition, we cannot assure you that we will be able to meet the annual required deadlines for compliance with Section 404. Any failure on our part to meet the required compliance deadlines may subject us to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting.
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
If Any One Of The Regions In Which We Operate Experiences Or Continues To Experience An Economic Downturn Or Other Material Change, Our Overall Business Results May Suffer.
The U.S. economy is experiencing the effects of a prolonged economic recession. Tight credit markets, depressed consumer spending and high unemployment rates continue to pressure many industries. During economic downturns, governmental entities often experience budgetary constraints as a result of increased costs and lower than expected tax collections. These budgetary constraints may result in decreased spending for health and human service programs, including Medicare, Medicaid and similar programs, which represent significant payor sources for our hospitals. Many states, including states in which we operate, have decreased funding for state healthcare programs or made other structural changes resulting in a reduction in Medicaid spending. Additional Medicaid spending cuts may be implemented in the future in the states in which we operate. Other risks we face from general economic weakness include patient decisions to postpone or cancel elective and non-emergent healthcare procedures, increases in the uninsured population and further difficulties in our collection of patient co-payment and deductible receivables.
Of our 15 acute care hospital facilities, four are located in Salt Lake City, three are located in Phoenix, three are located in Tampa-St. Petersburg, three are located in the state of Texas, one is located in Las Vegas and one is located in West Monroe, Louisiana. In addition, our health plan, Health Choice, and our behavioral health hospital facility are located in Phoenix. For the year ended September 30, 2009, our net revenue was generated as follows:

Health Choice	29.6%
Salt Lake City, Utah	19.1%
Phoenix, Arizona (excluding Health Choice)	13.9%
Three cities in Texas, including San Antonio	19.0%
Tampa-St. Petersburg, Florida	8.9%
Other	9.5%
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

The volatility of professional liability insurance and, in some cases, the lack of availability of such insurance coverage, for physicians with privileges at our hospitals increases our risk of vicarious liability in cases where both our hospital and the uninsured or underinsured physician are named as co-defendants. As a result, we are subject to greater self-insured risk and may be required to fund claims out of our operating cash flow to a greater extent than during 2009. We cannot assure you that we will be able to continue to obtain insurance coverage in the future or that such insurance coverage, if it is available, will be available on acceptable terms.
Our fiscal 2010 self-insured retention for professional and general liability coverage is $5.0 million per claim, with an excess aggregate limit of $55.0 million. The maximum coverage under our insurance policies is unchanged at $75.0 million.
Our Hospitals May Face Increasing Insurance Costs That May Reduce Our Cash Flows And Net Earnings.
The cost of liability insurance has moderated as a result of tort reform legislation limiting the size of malpractice judgments in certain states such as Florida and Texas, as well as improvements in our claims experience. However, there is no assurance that the recent moderation in insurance costs will continue. Furthermore, we cannot assure you that we will be able to continue to obtain insurance coverage in the future or that, such insurance coverage, if it is available, will be available on acceptable terms. Additionally, the negative impact of the economic downturn on insurance companies’ investment portfolios may result in an increase in premiums for future policy renewal periods.
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
If Health Choice’s Contract With AHCCCS Was Discontinued, Our Net Revenue And Profitability Would Be Adversely Affected.
Effective October 1, 2008, Health Choice began its current contract with AHCCCS, which provides for a three-year term, with AHCCCS having the option to renew for two additional one-year periods. The contract is terminable without cause on 90 days’ written notice or for cause upon written notice if we fail to comply with any term or condition of the contract or fail to take corrective action as required to comply with the terms of the contract. Additionally, AHCCCS can terminate our contract in the event of the unavailability of state or federal funding. If our contract with AHCCCS is terminated, our financial condition, cash flows and results of operations would be adversely affected.

If We Are Unable To Control Healthcare Costs At Health Choice, Our Profitability May Be Adversely Affected.
Health Choice derives its premium revenue through a contract with AHCCCS, which is the state agency that administers Arizona’s Medicaid program, and a contract with CMS for the MAPD SNP. For the years ended September 30, 2009, 2008 and 2007, we derived 27.8%, 24.2% and 23.1%, respectively, of our consolidated net revenue from our contract with AHCCCS. AHCCCS and CMS set the capitated rates we receive at Health Choice which, in turn, subcontracts with physicians, hospitals and other healthcare providers to provide services to its enrollees. If we fail to effectively manage healthcare costs, these costs may exceed the payments we receive. Historically, our medical claims expense as a percentage of premium revenue has fluctuated. Our medical loss ratio for the years ended September 30, 2009, 2008 and 2007, was 86.1%, 85.2% and 85.2%, respectively. Relatively small changes in these medical loss ratios can create significant changes in the profitability of Health Choice. Many factors can cause actual healthcare costs to exceed the capitated rates set by AHCCCS and CMS, including:
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
If AHCCCS Significantly Alters The Payment Structure Of Its Contracts Or The Amount Of Premiums Paid To Us, Our Net Revenue And Profitability Would Be Adversely Affected.
In connection with our contract effective October 1, 2008, AHCCCS implemented a risk-based or severity-adjusted payment methodology for all health plans, which resulted in a reduction to our premium revenue on a per member per month basis during the year ended September 30, 2009. Implementation of this new payment methodology was retroactive to October 1, 2008, and is also expected to negatively impact premium rates paid to Health Choice going forward. Based upon the risk score adjustment factors provided by AHCCCS, we have estimated slight reductions in our future capitation premium rates. If our estimates are incorrect or if AHCCCS makes further alterations to the payment structure of its contracts, our results of operations and cash flows could be materially impacted.
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
As part of our business strategy, we are currently involved or may decide to continue expanding capacity at our existing hospitals, as well as construct an additional hospital or hospitals in the future. Our ability to complete construction of projects on our anticipated budget and schedule would depend on a number of factors, including, but not limited to:
•	our ability to control construction costs;
•	the ability of general contractors or subcontractors to perform under their contracts;
•	adverse weather conditions;
•	shortages of labor or materials;
•	our ability to obtain necessary licensing and other required governmental authorizations; and
•	other unforeseen problems and delays.
As a result of these and other factors, we cannot assure you that we would not experience increased construction costs, or that we would be able to construct any current or future projects as originally planned. In addition, the construction of a new hospital would involve a significant commitment of capital with no revenue associated with the hospital during construction, which could have an adverse impact on our liquidity.
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
If The Fair Value Of Our Reporting Units Declines, A Material Non-Cash Charge To Earnings From Impairment Of Our Goodwill Could Result.
As a result of our annual impairment test during the year ended September 30, 2009, we recorded a $64.6 million non-cash charge to pre-tax earnings related to the impairment of goodwill in our Florida market. We have experienced limitations on our ability to expand in our Florida market as a result of CON restrictions, along with high Medicare utilization and expanded managed care penetration. In addition, we have experienced changes in market conditions and the business mix in our Florida market, which have negatively impacted operating results, producing trends that may not be temporary in nature. As a result, we have written off all goodwill associated with the Florida market, resulting in $717.9 million of remaining goodwill recorded in our financial statements at September 30, 2009. We expect to recover the carrying value of the remaining goodwill through our future cash flows. On an ongoing basis, we evaluate, based on the fair value of our reporting units, whether the carrying value of our goodwill is impaired. If the carrying value of our goodwill is impaired, we may incur additional material non-cash charges to earnings.
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
Item 4. Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of security holders during the fourth quarter ended September 30, 2009.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
There is no established public trading market for our common interests. At September 30, 2009, all of our common interests were owned by IASIS Healthcare Corporation, a Delaware corporation, referred to as IAS.
See Item 12., “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” included elsewhere in this report for information regarding our equity compensation plans.
Item 6. Selected Financial Data.
The following table presents selected historical financial data for the fiscal years ended September 30, 2009, 2008, 2007, 2006 and 2005, and was derived from the audited consolidated financial statements.
Our audited consolidated financial statements referenced above, together with the related report of the independent registered public accounting firm, are included elsewhere in this report. The selected financial information and other data presented below should be read in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto included elsewhere in this report.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,	September 30,	September 30,
	2009	2008	2007	2006	2005
Statement of Operations Data (1)(6):
Net revenue	$2,361,972	$2,065,536	$1,766,079	$1,539,577	$1,429,429
Costs and expenses:
Salaries and benefits	660,921	632,109	533,792	439,349	410,119
Supplies	250,573	231,259	194,915	167,616	166,159
Medical claims	592,760	452,055	376,505	347,217	302,204
Other operating expenses	325,735	283,123	266,263	223,946	191,538
Provision for bad debts	192,563	161,936	136,233	134,614	123,728
Rentals and leases	39,127	36,633	31,546	30,277	28,502
Interest expense, net	67,890	75,665	71,206	67,124	63,398
Depreciation and amortization	97,462	96,741	75,388	69,137	68,358
Management fees	5,000	5,000	4,746	4,189	3,791
Impairment of goodwill (3)	64,639	—	—	—	—
Hurricane-related property damage (2)	938	3,589	—	—	4,762
Business interruption insurance recoveries (4)	—	—	(3,443)	(8,974)	—
Loss on extinguishment of debt (5)	—	—	6,229	—	—

Total costs and expenses	2,297,608	1,978,110	1,693,380	1,474,495	1,362,559

Earnings from continuing operations before gain (loss) on disposal of assets, minority interests and income taxes	64,364	87,426	72,699	65,082	66,870

Gain (loss) on disposal of assets, net	1,465	(75)	(1,359)	913	(231)
Minority interests	(9,987)	(4,437)	(4,496)	(3,546)	(2,891)

Earnings from continuing operations before income taxes	55,842	82,914	66,844	62,449	63,748
Income tax expense	27,576	35,325	25,909	22,515	25,402

Net earnings from continuing operations	28,266	47,589	40,935	39,934	38,346
Earnings (loss) from discontinued operations, net of income taxes	(176)	(11,275)	669	(385)	2,246

Net earnings	$28,090	$36,314	$41,604	$39,549	$40,592

Balance Sheet Data (at end of period):
Cash and cash equivalents	$206,528	$80,738	$—	$95,415	$89,097
Total assets	$2,357,204	$2,308,147	$2,186,422	$1,967,835	$1,852,724
Long-term debt and capital lease obligations (including current portion)	$1,059,837	$1,114,622	$1,031,657	$896,945	$904,808
Member’s equity	$780,847	$727,769	$691,514	$656,496	$616,947

(1)	The results of Glenwood and Alliance are included from January 31, 2007 and May 31, 2007, respectively, their dates of acquisition.

(2)	Results for the years ended September 30, 2009 and 2008, include an adverse financial impact totaling $938,000 and $3.6 million, respectively, before income taxes related to property damage sustained at The Medical Center of Southeast Texas, as a result of Hurricane Ike. Results for the year ended September 30, 2005, include an adverse financial impact totaling $4.8 million before income taxes related to property damage sustained at The Medical Center of Southeast Texas, as a result of Hurricane Rita.

(3)	Results for the year ended September 30, 2009, include a $64.6 million non-cash charge ($43.2 million after taxes) related to the impairment of goodwill in our Florida market.

(4)	Results for the years ended September 30, 2007 and 2006, include $3.4 million and $9.0 million, respectively, of business interruption insurance recoveries received in connection with the temporary closure and disruption of operations at The Medical Center of Southeast Texas, as a result of Hurricane Rita. Cumulative business interruption insurance recoveries of $12.4 million received through fiscal 2007 were reduced by related insurance deductibles of $4.6 million.

(5)	Results for the year ended September 30, 2007, include a $6.2 million loss on extinguishment of debt related to the refinancing of our senior secured credit facilities.

(6)	Excludes Mesa General Hospital and Biltmore Surgery Center, where operations were discontinued effective May 31, 2008 and April 30, 2008, respectively.
Selected Operating Data
The following table sets forth certain unaudited operating data for each of the periods presented.

	Year Ended September 30,
	2009	2008	2007
Acute Care (1)
Number of acute care hospital facilities at end of period (2)	15	15	15
Beds in service at end of period	2,853	2,644	2,565
Average length of stay (days) (3)	4.7	4.7	4.6
Occupancy rates (average beds in service)	47.0%	48.9%	49.5%
Admissions (4)	101,083	101,302	92,198
Adjusted admissions (5)	169,721	165,819	150,774
Patient days (6)	473,601	471,853	427,244
Adjusted patient days (5)	762,234	741,466	669,999
Net patient revenue per adjusted admission	$9,703	$9,101	$8,639

Health Choice:
Medicaid covered lives	187,104	142,193	122,437
Dual-eligible lives (7)	3,659	3,300	3,482
Medical loss ratio (8)	86.1%	85.2%	85.2%

(1)	Excludes Mesa General Hospital, which discontinued services effective May 31, 2008.

(2)	Excludes St. Luke’s Behavioral Hospital.

(3)	Represents the average number of days that a patient stayed in our hospitals.

(4)	Represents the total number of patients admitted to our hospitals for stays in excess of 23 hours. Management and investors use this number as a general measure of inpatient volume.

(5)	Adjusted admissions and adjusted patient days are general measures of combined inpatient and outpatient volume. We compute adjusted admissions/patient days by multiplying admissions/patient days by gross patient revenue and then dividing that number by gross inpatient revenue.

(6)	Represents the number of days our beds were occupied by inpatients over the period.

(7)	Represents members eligible for Medicare and Medicaid benefits under Health Choice’s contract with CMS to provide coverage as a MAPD SNP.

(8)	Represents medical claims expense as a percentage of premium revenue, including claims paid to our hospitals.

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
Data for the fiscal years ended September 30, 2009, 2008 and 2007, has been derived from our audited consolidated financial statements. References herein to “we,” “us,” “our” and “our company” are to IASIS Healthcare LLC and its subsidiaries, unless indicated otherwise.
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

EXECUTIVE OVERVIEW
We are a leading owner and operator of medium-sized acute care hospitals in high-growth urban and suburban markets. We operate our hospitals with a strong community focus by offering and developing healthcare services targeted to the needs of the markets we serve, promoting strong relationships with physicians and working with local managed care plans. At September 30, 2009, we owned or leased 15 acute care hospital facilities and one behavioral health hospital facility, with a total of 2,853 beds in service, located in six regions:
•	Salt Lake City, Utah;
•	Phoenix, Arizona;
•	Tampa-St. Petersburg, Florida;
•	three cities in Texas, including San Antonio;
•	Las Vegas, Nevada; and
•	West Monroe, Louisiana.
We also own and operate Health Choice, a Medicaid and Medicare managed health plan in Phoenix.
Revenue and Volume Trends
Net revenue is comprised of acute care and premium revenue. Net revenue for the year ended September 30, 2009, increased 14.4% to $2.4 billion, compared to $2.1 billion in the prior year. Acute care revenue contributed $138.7 million to the increase in total net revenue for the year ended September 30, 2009, while premium revenue contributed $157.8 million.
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
Admissions decreased 0.2% and adjusted admissions increased 2.4%, respectively, for the year ended September 30, 2009, compared to the prior year. While our volume has benefitted from the continued improvements at Mountain Vista in Mesa, Arizona, our newest hospital which opened in July 2007, as well as the recent opening of the patient tower projects at Jordan Valley Medical Center and Davis Hospital and Medical Center, in our Utah market, we believe that volume has been negatively impacted, in part, by the effect of the prolonged economic recession. Along with impact of rising unemployment, we believe the economic recession resulted in patient decisions to defer or cancel elective and non-emergent healthcare procedures until their conditions became more acute, particularly in the first half of our fiscal year. Volume growth has improved in the second half of our fiscal year, as compared to the first half. Additionally, we have experienced a shift in our service mix to more outpatient procedures, particularly in service lines such as cardiology, bariatrics and diagnostic imaging, as well as other services. The shift in our service mix is part of an industry trend, as a result of advances in pharmaceutical and medical technologies, where services once performed on an inpatient basis are being converted to outpatient procedures. Given the shift in our service mix and the current economic environment, we anticipate our inpatient volumes could continue to be negatively impacted over the near term. Despite the near term impact from these factors, we believe our volumes over the long-term will grow as a result of our business strategies, including our recent capital investments, and the general aging of the population.

The following table provides the sources of our gross patient revenue by payor for the years ended September 30, 2009, 2008 and 2007.

	Year Ended September 30,
	2009	2008	2007
Medicare	31.1%	31.9%	30.7%
Managed Medicare	11.5	10.9	9.4
Medicaid	8.4	7.2	7.2
Managed Medicaid	11.2	10.6	10.4
Managed care	32.8	34.7	37.1
Self-pay	5.0	4.7	5.2

Total	100.0%	100.0%	100.0%

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
Net patient revenue per adjusted admission increased 6.6% for the year ended September 30, 2009, compared to the prior year. Our net patient revenue per adjusted admission has benefited from increases in managed care rates, the increase in supplemental Medicaid reimbursement in our Texas market, as well as improvements in acuity and pricing at Mountain Vista. While our net patient revenue per adjusted admission continues to increase, the reduced rates of growth we have experienced compared to the prior years are the result of recent industry pressures, including the shift in our service mix to more outpatient procedures, a decline in commercial and managed care volumes, moderating rate increases from commercial and managed care payors, frozen or state cuts in Medicaid reimbursement rates and as a result of the current economic environment, the impact of an increasing uninsured and indigent population on charity care and Medicaid enrollment. These general industry pricing pressures, along with the consolidation of payors in certain markets, may result in reduced reimbursement from managed care organizations in future periods. Such consolidation of managed care organizations has resulted in a greater focus on case management, as well as increased efforts by payors to align themselves with networks of providers in certain markets in which we operate.
Certain of our acute care hospitals receive supplemental Medicaid reimbursement, including reimbursement from programs for participating private hospitals that enter into indigent care affiliation agreements with public hospitals or county governments in the state of Texas. Under the CMS approved programs, affiliated hospitals, including our Texas hospitals, have expanded the community healthcare safety net by providing indigent healthcare services. Participation in indigent care affiliation agreements by our Texas hospitals has resulted in an increase in acute care revenue by virtue of the hospitals’ entitlement to supplemental Medicaid inpatient reimbursement. Revenue recognized under these Texas private supplemental Medicaid reimbursement programs for the year ended September 30, 2009, was $57.2 million, compared to $22.4 million in the prior year.
We offer discounts to all uninsured patients receiving healthcare services who do not qualify for assistance under state Medicaid, other federal or state assistance plans, or charity care. We provided uninsured discounts totaling $69.7 million, $57.9 million and $50.3 million for the years ended September 30, 2009, 2008 and 2007, respectively.
Premium Revenue
Premium revenue generated under the AHCCCS and CMS contracts with Health Choice represented 29.6%, 26.2% and 25.5% of our consolidated net revenue for the years ended September 30, 2009, 2008 and 2007, respectively. Most premium revenue at Health Choice is derived through a contract with AHCCCS to provide specified health services to qualified Medicaid enrollees through contracted providers. AHCCCS is the state agency that administers Arizona’s Medicaid program. The contract requires Health Choice to arrange for healthcare services for enrolled Medicaid patients in exchange for fixed monthly premiums, based upon negotiated per capita member rates, and supplemental payments from AHCCCS. Health Choice also contracts with CMS to provide coverage as a MAPD SNP. This contract allows Health Choice to offer Medicare and Part D drug benefit coverage to new and existing dual-eligible members (i.e. those that are eligible for Medicare and Medicaid).

Effective October 1, 2008, Health Choice began its current contract with AHCCCS, which provides for a three-year term, with AHCCCS having the option to renew for two additional one-year periods. The new contract, which continues our state-wide presence, covers Medicaid members in the following Arizona counties: Apache, Coconino, Maricopa, Mohave, Navajo, Pima, Yuma, La Paz and Santa Cruz. As a result of our current contract and increasing enrollment in the state program attributable to a rising indigent population resulting from the prolonged economic recession, Health Choice’s enrollment through its AHCCCS contract at September 30, 2009, exceeded 187,000 members, compared to over 142,000 members in the prior year. While we anticipate our membership will continue to increase in the near term, we cannot guarantee the continued growth of our membership.
In connection with our contract effective October 1, 2008, AHCCCS implemented a risk-based or severity-adjusted payment methodology for all health plans, which resulted in a reduction to our premium revenue on a per member per month basis during the year ended September 30, 2009. Implementation of this new payment methodology was retroactive to October 1, 2008, and is also expected to negatively impact premium rates paid to Health Choice going forward. Based upon the risk score adjustment factors provided by AHCCCS, we have estimated slight reductions in our future capitation premium rates.
Premiums received from AHCCCS and CMS to provide services to our members have been impacted by moderating rate increases. Additionally, the state of Arizona has faced and is currently facing significant budgetary concerns. As a result, the state legislature passed a fiscal 2010 budget on July 1, 2009, that includes AHCCCS funding at a lower rate of growth than in prior years, but does include funding for medical cost inflation and increased enrollment in the program. In regards to the fiscal 2010 year, depending on member mix, we generally believe Health Choice could experience flat to slightly declining rates received on a per member per month basis, which may negatively impact our premium revenue. In addition, there are a number of alternatives being considered to address Arizona’s budget concerns, including increases in sales and property taxes, a reduction in AHCCCS’ total expenditures, a reduction in rates paid by AHCCCS to facilities, and elimination of KidsCare, Arizona’s Children’s Health Insurance Program.
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
General Economic Environment
The U.S. economy has weakened significantly as a result of the effects of a prolonged economic recession. Tightened credit markets, depressed consumer spending and higher unemployment rates continue to pressure many industries, including the healthcare industry. During economic downturns, governmental entities often experience budgetary constraints as a result of increased costs and lower than expected tax collections. These budgetary constraints may result in decreased spending for health and human service programs, including Medicare, Medicaid and similar programs, which represent significant payor sources for our hospitals. Other risks we face from the general economic weakness include patient decisions to defer or cancel elective and non-emergent healthcare procedures until their conditions become more acute. These economically challenging times have resulted in increases in the uninsured and under-insured population, often as a result of job losses and continued shifts in healthcare payment responsibility from employers to employees, resulting in further difficulties in our ability to collect patient co-payment and deductible receivables.
Value-Based Reimbursement
There is a trend in the healthcare industry towards value-based purchasing of healthcare services. These value-based purchasing programs include both public reporting and financial incentives tied to the quality and efficiency of care provided by facilities. The House Reform Bill and the reform bill under consideration in the U.S. Senate would expand value-based purchasing initiatives as well. We expect programs of this type to become more common in the healthcare industry.

Since 2003, Medicare has required providers to report certain quality measures in order to receive full reimbursement increases that previously were awarded automatically. CMS has expanded, through a series of rulemakings, the number of patient care indicators that hospitals must report. CMS currently requires hospitals to report 46 quality measures in order to qualify for the full market basket update to the inpatient prospective payment system for fiscal year 2011. CMS also requires hospitals to submit quality data regarding eleven measures relating to outpatient care in order to receive the full market basket increase under the outpatient prospective payment system in calendar year 2011. We anticipate that CMS will continue to expand the number of inpatient and outpatient quality measures. We have invested significant capital in the implementation of our advanced clinical system that assists us in reporting these quality measures. CMS makes the data submitted by hospitals, including our hospitals, public on its website.
For discharges on or after October 1, 2008, Medicare no longer pays hospitals additional amounts for the treatment of certain preventable adverse events, also known as hospital-acquired conditions, unless the condition was present at admission. Currently, there are ten categories of conditions on the list of hospital-acquired conditions. On January 15, 2009, CMS announced three NCDs that prohibit Medicare reimbursement for erroneous surgical procedures performed on an inpatient or outpatient basis. These three erroneous surgical procedures are in addition to the hospital-acquired conditions designated by CMS by regulation. DEFRA provides that CMS may revise the list of hospital-acquired conditions from time to time. Additionally, the House Reform Bill passed by the U.S. House of Representatives in November 2009 would codify limitations of payment for health-care acquired conditions. The House Reform Bill addresses quality and value based purchasing through a variety of initiatives, including requiring public reporting and posting of healthcare associated infections, reducing payments to hospitals with excessive inpatient readmissions, establishing a process for adding and evaluating quality measures to be reported to CMS, and establishing a Center for Quality Improvement that would be charged with implementing best practices for healthcare delivery. The House Reform Bill also commissions the Institute of Medicine to study spending and high value healthcare in order to issue a proposal by 2011 of how to revise the Medicare payment system to encourage value based purchasing of healthcare services. Currently, the U.S. Senate is considering a reform bill, which would require implementation of a value-based purchasing system for hospitals. It is uncertain whether these or other quality-related provisions will become law.
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
We experience certain risks associated with the integration of medical staffs at our hospitals. As we continue to focus on our physician employment strategy, we face significant competition for skilled physicians in certain of our markets as more providers adopt a physician staffing model approach, coupled with a general shortage of physicians across most specialties. This increased competition has resulted in efforts by managed care organizations to align with certain provider networks in the markets in which we operate. We expect that employing physicians should provide relief on cost pressures associated with on-call coverage and other professional fees. However, we anticipate incurring additional labor and other start-up related costs as we continue the integration of employed physicians.

We also face risk from competition for outpatient business. We expect to mitigate this risk through continued focus on our physician employment strategy, our commitment to capital investment in our hospitals, including updated technology and equipment, and our commitment to our quality of care initiatives that some competitors, including individual physicians or physician groups, may not be equipped to implement.
Growth in Uncompensated Care
Like others in the hospital industry, we continue to experience increases in our uncompensated care, including charity care and our provision for bad debts. This increase is driven by growth in the number of uninsured patients seeking care at our hospitals, as well as increases in the amount of co-payments and deductibles as employers continue to pass more of these costs on to their employees. In addition, as a result of the effects of a prolonged economic recession and rising unemployment, we believe that our hospitals may continue to experience growth in bad debts and charity care. While the volume of patients registered as uninsured continues to increase, we continue to be successful in qualifying many of these uninsured patients for Medicaid or other third-party coverage. More recently, our provision for bad debts has been increasingly affected by the volume of under-insured patients or patient balances after insurance. As a result of rising unemployment, increasing healthcare costs and other factors beyond our control, collections of these patient balances may become more difficult. Accordingly, we continue to monitor our self-pay admissions on a daily basis and continue to focus on the efficiency of our emergency rooms, point-of-service cash collections, Medicaid eligibility automation and process-flow improvements. At September 30, 2009, our accounts receivable included self-pay balances after insurance of $37.3 million, as compared to $36.4 million at September 30, 2008. We anticipate that if we experience further growth in self-pay volume and revenue, along with continued increases in co-payments and deductibles for insured patients, our provision for bad debts will continue to increase and our results of operations could be adversely affected.
The percentages of insured and uninsured gross hospital receivables (prior to allowances for contractual adjustments and doubtful accounts) are summarized as follows:

	September 30,	September 30,
	2009	2008
Insured receivables	62.0%	64.8%
Uninsured receivables	38.0%	35.2%

Total	100.0%	100.0%

The percentages in the table above are calculated using gross receivable balances. Uninsured and insured receivables are net of discounts and contractual adjustments recorded at the time of billing. Included in insured receivables are accounts that are pending approval from Medicaid. These receivables were approximately 3.2% and 3.0% of gross hospital receivables at September 30, 2009 and 2008, respectively.
The percentages of gross hospital receivables in summarized aging categories are as follows:

	September 30,	September 30,
	2009	2008
0 to 90 days	69.4%	67.5%
91 to 180 days	18.1%	17.9%
Over 180 days	12.5%	14.6%

Total	100.0%	100.0%

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
At September 30, 2009, our self-pay receivables, including amounts due from uninsured patients and co-payment and deductible amounts due from insured patients, were $162.4 million and our allowance for doubtful accounts was $126.1 million. Excluding third-party settlement balances, days revenue in accounts receivable were 49 days at September 30, 2009, compared to 53 days at September 30, 2008. For the year ended September 30, 2009, the provision for bad debts increased to 11.5% of acute care revenue, compared to 10.6% in the prior year. Significant changes in payor mix or business office operations could have a significant impact on the provision for bad debts, as well as our results of operations and cash flows.

Allowance for Contractual Discounts and Settlement Estimates. We derive a significant portion of our net patient revenue from Medicare, Medicaid and managed care payors that receive discounts from our standard charges. For the years ended September 30, 2009, 2008 and 2007, Medicare, Medicaid and managed care revenue together accounted for 88.9%, 90.9% and 90.5%, respectively, of our hospitals’ net patient revenue.
We estimate contractual discounts and allowances based upon payment terms outlined in our managed care contracts, by federal and state regulations for the Medicare and various Medicaid programs, and in accordance with terms of our uninsured discount program. Contractual discounts for most of our patient revenue are determined by an automated process that establishes the discount on a patient-by-patient basis. The payment terms or fee schedules for most payors have been entered into our patient accounting systems. Automated (system-generated) contractual discounts are recorded, at the time a patient account is billed, based upon the system-loaded payment terms. In certain instances for payors that are not significant or who have not entered into a contract with us, we make manual estimates in determining contractual allowances based upon historical collection rates. At the end of each month, we estimate contractual allowances for all unbilled accounts based on payor-specific six-month average contractual discount rates.
For governmental payors such as Medicare and Medicaid, we determine contractual discounts or allowances based upon the program’s reimbursement (payment) methodology (i.e. either prospectively determined or retrospectively determined based on costs as defined by the government payor). These contractual discounts are determined by an automated process in a manner similar to the process used for managed care revenue. Under prospective payment programs, we record contractual discounts based upon predetermined reimbursement rates. For retrospective cost-based revenues, which are less prevalent, we estimate contractual allowances based upon historical and current factors which are adjusted as necessary in future periods, when final settlements of filed cost reports are received. Net adjustments to estimated third-party payor settlements, also known as prior year contractuals, resulted in an increase in acute care revenue of $3.2 million, $1.0 million and $365,000 for the years ended September 30, 2009, 2008 and 2007, respectively.
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
Medicare and Medicaid regulations and various managed care contracts are often complex and may include multiple reimbursement mechanisms for different types of services provided in our healthcare facilities, requiring complex calculations and assumptions which are subject to interpretation. Additionally, the services authorized and provided and resulting reimbursement are often subject to interpretation. These interpretations sometimes result in payments that differ from our estimates. Additionally, updates to regulations and contract renegotiations occur frequently, necessitating continual review and assessment of the estimation process by management. We have made significant investments in our patient accounting information systems, human resources and internal controls, which we believe greatly reduces the likelihood of a significant variance occurring between the recorded and estimated contractual discounts. Given that most of our contractual discounts are pre-defined or contractually based, and as a result of continual internal monitoring processes and our use of analytical tools, we believe the aggregate differences between amounts recorded for initial contractual discounts and final contractual discounts resulting from payments received are not significant. Finally, we believe that having a wide variety and large number of managed care contracts that are subject to review and administration on a hospital-by-hospital basis minimizes the impact on the Company’s net revenue of any imprecision in recorded contractual discounts caused by the system-load of payment terms of a particular payor. We believe that our systems and processes, as well as other items discussed, provide reasonable assurance that any change in estimate related to contractual discounts is immaterial to our financial position, results of operations and cash flows.

Insurance Reserves. Given the nature of our operating environment, we may become subject to medical malpractice or workers compensation claims or lawsuits. We maintain third-party insurance coverage for individual malpractice and workers compensation claims to mitigate a portion of this risk. In addition, we maintain excess coverage limiting our exposure to an aggregate annual amount for claims. We estimate our reserve for self-insured professional and general liability and workers compensation risks using historical claims data, demographic factors, severity factors, current incident logs and other actuarial analysis. At September 30, 2009 and 2008, our professional and general liability accrual for asserted and unasserted claims was $41.7 million and $34.3 million, respectively. For the year ended September 30, 2009, our total premiums and self-insured retention cost for professional and general liability insurance was $25.5 million, compared with $15.9 million in the prior year.
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
Valuations from our independent actuary for professional and general liability losses resulted in a change in related estimates for prior years which decreased professional and general liability expense by the following amounts (in millions):

Year ended September 30, 2009	$(1.2)
Year ended September 30, 2008	$(6.8)
Year ended September 30, 2007	$(6.6)
Our estimate of the reserve for professional and general liability claims is based upon actuarial calculations that are completed semi-annually. The changes in estimates noted above were recognized in the periods in which the independent actuarial calculations were received. The key assumptions underlying the development of our estimate (loss development, trends and increased limits factors) have not changed materially, as they are largely based upon professional liability insurance industry data published by the Insurance Services Office (“ISO”), a leading provider of data, underwriting, risk management and legal/regulatory services. The reductions in professional and general liability expense related to changes in prior year estimates reflected above for the years ended September 30, 2009, 2008 and 2007, are the result of better than expected claims experience as compared to the industry benchmarks for loss development included in the original actuarial estimate.
Sensitivity in the estimate of our professional and general liability claims reserve is reflected in various actuarial confidence levels. We utilize a statistical confidence level of 50% in developing our best estimate of the reserve for professional and general liability claims. Higher statistical confidence levels, while not representative of our best estimate, provide a range of reasonably likely outcomes upon resolution of the related claims. The following table outlines our reported reserve amounts compared to reserve levels established at the higher statistical confidence levels.

As reported at September 30, 2009	$41.7
75% Confidence Level	$48.9
90% Confidence Level	$60.8

Valuations from our independent actuary for workers’ compensation losses resulted in a change in related estimates for prior years which increased (decreased) workers’ compensation expense by the following amounts (in millions):

Year ended September 30, 2009	$(0.5)
Year ended September 30, 2008	$0.8
Year ended September 30, 2007	$(1.0)
Medical Claims Payable. Medical claims expense, including claims paid to our hospitals, was $602.1 million, $461.6 million and $384.0 million, or 86.1%, 85.2% and 85.2% of premium revenue, for the years ended September 30, 2009, 2008 and 2007, respectively. For the years ended September 30, 2009, 2008 and 2007, $9.3 million, $9.6 million and $7.5 million, respectively, of health plan payments made to hospitals and other healthcare entities owned by us for services provided to our enrollees were eliminated in consolidation.
The following table shows the components of the change in medical claims payable for the years ended September 30, 2009 and 2008 (in thousands):

	Year Ended	Year Ended
	September 30,	September 30,
	2009	2008
Medical claims payable as of October 1	$97,343	$81,309
Medical claims expense incurred during the year:
Related to current year	620,153	464,055
Related to prior years	(18,077)	(2,406)

Total expenses	602,076	461,649

Medical claims payments during the year:
Related to current year	(508,299)	(368,392)
Related to prior years	(77,601)	(77,223)

Total payments	(585,900)	(445,615)

Medical claims payable as of September 30	$113,519	$97,343

As reflected in the table above, medical claims expense for the year ended September 30, 2009, includes an $18.1 million reduction of medical costs related to prior years resulting from favorable development in the Medicaid and Medicare product lines of $15.5 million and $2.6 million, respectively. The favorable development is attributable to lower than anticipated medical costs and is offset, in part, by $10.8 million in reductions in premium revenue associated with settlements of various prior year program receivables.
We estimate our medical claims payable using historical claims experience (including severity and payment lag time) and other actuarial analysis including number of enrollees, age of enrollees and certain enrollee health indicators to predict the cost of healthcare services provided to enrollees during any given period. While management believes that its estimation methodology effectively captures trends in medical claims costs, actual payments could differ significantly from our estimates given changes in healthcare costs or adverse experience. For example, our medical claims payable is primarily composed of estimates related to the most recent three months and periods prior to the most recent three months. The claims trend factor, which is developed through a comprehensive analysis of claims incurred in prior months, is the most significant component used in developing the claims liability estimates for the most recent three months. The completion factor is an actuarial estimate, based upon historical experience, of the percentage of incurred claims during a given period that have been adjudicated as of the date of estimation. The completion factor is the most significant component used in developing the claims liability estimates for the periods prior to the most recent three months. The following table illustrates the sensitivity of our medical claims payable at September 30, 2009, and the estimated potential impact on our results of operations, to changes in these factors that management believes are reasonably likely based upon our historical experience and currently available information (dollars in thousands):

Claims Trend Factor		Completion Factor
	Increase (Decrease) in		Increase (Decrease) in
Increase (Decrease) in	Medical Claims	Increase (Decrease) in	Medical Claims
Factor	Payable	Factor	Payable

(3.0)%	$(4,661)	1.0%	$(5,560)
(2.0)	(3,103)	0.5	(2,787)
(1.0)	(1,552)	(0.5)	2,845
1.0	1,564	(1.0)	5,705

Goodwill and Other Intangibles. The accounting policies and estimates related to goodwill and other intangibles are considered critical because of the significant impact that impairment could have on our operating results. We record all assets and liabilities acquired in purchase acquisitions, including goodwill, indefinite-lived intangibles, and other intangibles, at fair value as required by Financial Accounting Standards Board (“FASB”) authoritative guidance regarding business combinations. Goodwill, which was $717.9 million at September 30, 2009, is not amortized but is subject to tests for impairment annually or more often if events or circumstances indicate it may be impaired. The initial recording of goodwill and other intangibles requires subjective judgments concerning estimates of the fair value of the acquired assets. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. During the year ended September 30, 2009, we recorded a $64.6 million non-cash charge ($43.2 million after tax) related to the impairment of goodwill in our Florida market. Other identifiable intangible assets, net of accumulated amortization, were $30.0 million at September 30, 2009, compared to $33.0 million in the prior year. These are amortized over their estimated useful lives and are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections. Estimated cash flows may extend far into the future and, by their nature, are difficult to determine over an extended timeframe. Factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, and changes in discount rates and specific industry or market sector conditions. Other key judgments in accounting for intangibles include useful life and classification between goodwill and indefinite-lived intangibles or other intangibles which require amortization. See “Goodwill and Other Intangibles Assets” in the Notes to Consolidated Financial Statements for additional information regarding intangible assets. To assist in assessing the impact of a goodwill or intangible asset impairment charge at September 30, 2009, we have $747.9 million of goodwill and intangible assets. The impact of a 5% impairment charge would result in a reduction in pre-tax income of approximately $37.4 million.
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
Effective October 1, 2007, we adopted the provisions of FASB authoritative guidance regarding accounting for uncertainty in income taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of all tax positions accounted for in accordance with provisions of FASB authoritative guidance regarding accounting for income taxes. In addition, the provisions related to accounting for uncertainty in income taxes provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We applied these provisions to all tax positions upon initial adoption of this guidance. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date, October 1, 2007, have been recognized in connection with these provisions.
As a result of adopting the provision regarding accounting for uncertainty in income taxes, we recorded a liability for unrecognized tax benefits of $8.1 million, including accrued interest of $83,000. The adjustment was comprised of a cumulative effect decrease to member’s equity of $59,000, and a decrease to net noncurrent deferred tax liabilities of $8.1 million. An additional $9.9 million of unrecognized tax benefits are reflected as a reduction to deferred tax assets for federal and state net operating losses generated by uncertain tax deductions.
The provision regarding accounting for uncertainty in income taxes permits interest and penalties on underpayments of income taxes to be classified as interest expense, income tax expense, or another appropriate expense classification based on the accounting election of the company. Our policy is to classify interest and penalties as a component of income tax expense.

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
RESULTS OF OPERATIONS SUMMARY
Consolidated
The following table sets forth, for the periods indicated, results of consolidated operations expressed in dollar terms and as a percentage of net revenue. Such information has been derived from our audited consolidated statements of operations.

	Year Ended		Year Ended		Year Ended
	September 30, 2009		September 30, 2008		September 30, 2007
($ in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage

Net revenue:
Acute care revenue	$1,662,469	70.4%	$1,523,790	73.8%	$1,315,438	74.5%
Premium revenue	699,503	29.6%	541,746	26.2%	450,641	25.5%

Total net revenue	2,361,972	100.0%	2,065,536	100.0%	1,766,079	100.0%

Costs and expenses:
Salaries and benefits	660,921	28.0%	632,109	30.6%	533,792	30.2%
Supplies	250,573	10.6%	231,259	11.2%	194,915	11.0%
Medical claims	592,760	25.1%	452,055	21.9%	376,505	21.3%
Other operating expenses	325,735	13.8%	283,123	13.7%	266,263	15.1%
Provision for bad debts	192,563	8.2%	161,936	7.8%	136,233	7.7%
Rentals and leases	39,127	1.7%	36,633	1.8%	31,546	1.8%
Interest expense, net	67,890	2.9%	75,665	3.7%	71,206	4.0%
Depreciation and amortization	97,462	4.1%	96,741	4.7%	75,388	4.3%
Management fees	5,000	0.2%	5,000	0.2%	4,746	0.3%
Impairment of goodwill	64,639	2.7%	—	—	—	—
Hurricane-related property damage	938	0.0%	3,589	0.2%	—	—
Loss on extinguishment of debt	—	—	—	—	6,229	0.4%
Business interruption insurance recoveries	—	—	—	—	(3,443)	(0.2)%

Total costs and expenses	2,297,608	97.3%	1,978,110	95.8%	1,693,380	95.9%

Earnings from continuing operations before gain (loss) on disposal of assets, minority interests and income taxes	64,364	2.7%	87,426	4.2%	72,699	4.1%

Gain (loss) on disposal of assets, net	1,465	0.1%	(75)	(0.0)%	(1,359)	(0.1)%
Minority interests	(9,987)	(0.4)%	(4,437)	(0.2)%	(4,496)	(0.2)%

Earnings from continuing operations before income taxes	55,842	2.4%	82,914	4.0%	66,844	3.8%

Income tax expense	27,576	1.2%	35,325	1.7%	25,909	1.5%

Net earnings from continuing operations	28,266	1.2%	47,589	2.3%	40,935	2.3%
Earnings (loss) from discontinued operations, net of income taxes	(176)	(0.0)%	(11,275)	(0.5)%	669	0.0%

Net earnings	$28,090	1.2%	$36,314	1.8%	$41,604	2.3%

Acute Care
The following table sets forth, for the periods indicated, results of our acute care operations expressed in dollar terms and as a percentage of net revenue. Such information has been derived from our audited consolidated statements of operations.

	Year Ended		Year Ended		Year Ended
	September 30, 2009		September 30, 2008		September 30, 2007
($ in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage

Net revenue:
Acute care revenue	$1,662,469	99.4%	$1,523,790	99.4%	$1,315,438	99.4%
Revenue between segments	9,316	0.6%	9,594	0.6%	7,540	0.6%

Total net revenue (1)	1,671,785	100.0%	1,533,384	100.0%	1,322,978	100.0%

Costs and expenses:
Salaries and benefits	641,893	38.4%	614,442	40.1%	518,989	39.2%
Supplies	250,310	15.0%	231,001	15.1%	194,630	14.7%
Other operating expenses	302,804	18.1%	264,814	17.3%	251,167	19.0%
Provision for bad debts	192,563	11.5%	161,936	10.6%	136,233	10.3%
Rentals and leases	37,563	2.2%	35,466	2.3%	30,384	2.3%
Interest expense, net	67,890	4.1%	75,665	4.9%	71,206	5.4%
Depreciation and amortization	94,014	5.6%	93,003	6.0%	71,828	5.4%
Management fees	5,000	0.3%	5,000	0.3%	4,746	0.4%
Impairment of goodwill	64,639	3.9%	—	—	—	—
Hurricane-related property damage	938	0.1%	3,589	0.2%	—	—
Loss on extinguishment of debt	—	—	—	—	6,229	0.5%
Business interruption insurance recoveries	—	—	—	—	(3,443)	(0.3)%

Total costs and expenses	1,657,614	99.2%	1,484,916	96.8%	1,281,969	96.9%

Earnings from continuing operations before gain (loss) on disposal of assets, minority interests and income taxes	14,171	0.8%	48,468	3.2%	41,009	3.1%

Gain (loss) on disposal of assets, net	1,616	0.1%	(75)	(0.0)%	(1,359)	(0.1)%
Minority interests	(9,987)	(0.6)%	(4,437)	(0.3)%	(4,496)	(0.3)%

Earnings from continuing operations before income taxes	$5,800	0.3%	$43,956	2.9%	$35,154	2.7%

(1)	Revenue between segments is eliminated in our consolidated results.
Years Ended September 30, 2009 and 2008
Acute care revenue — Acute care revenue from our hospital operations for the year ended September 30, 2009, was $1.7 billion, an increase of $138.4 million, or 9.0%, compared to $1.5 billion in the prior year. Approximately 2.1% of this increase is attributable to the increase in revenue associated with the supplemental Medicaid reimbursement programs in our Texas market. The remaining increase in acute care revenue of 6.9% is comprised of an increase in adjusted admissions of 2.4% and an increase in net patient revenue per adjusted admission of 4.4%, excluding the impact of supplemental Medicaid reimbursement.
Salaries and benefits — Salaries and benefits expense from our hospital operations for the year ended September 30, 2009, was $641.9 million, or 38.4% of acute care revenue, compared to $614.4 million, or 40.1% of acute care revenue in the prior year. The decline in salaries and benefits expense as a percentage of acute care revenue is attributable to a reduction in employee medical and pharmacy claims experience, primarily resulting from changes in our employee health plan design. Additionally, our nursing contract labor as a percentage of acute care revenue declined to 0.8% for the year ended September 30, 2009, compared to 1.2% in the prior year.
Other operating expenses — Other operating expenses from our hospital operations for the year ended September 30, 2009, were $302.8 million, or 18.1% of acute care revenue, compared to $264.8 million, or 17.3% of acute care revenue in the prior year. The increase in other operating expenses as a percentage of acute care revenue was the result of additional professional fees incurred at our Texas hospitals to provide indigent care services during the current year, compared to the prior year.

Provision for bad debts — Provision for bad debts from our hospital operations for the year ended September 30, 2009, was $192.6 million, or 11.5% of acute care revenue, compared to $161.9 million, or 10.6% of acute care revenue in the prior year. We believe, as a result of the prolonged economic recession and rising unemployment, we continue to experience an increase in self-pay volume and revenue, as well as increases in the amount of co-payments and deductibles passed on by employers to employees. For the year ended September 30, 2009, our self-pay admissions as a percentage of total admissions were 6.0%, compared to 5.2% in the prior year. These trends continue to be the main driver behind the increase in our provision for bad debts.
Interest expense, net — Interest expense, net of interest income, for the year ended September 30, 2009, was $67.9 million, compared to $75.7 million in the prior year. This decrease of $7.8 million was primarily due to the impact of lower LIBOR interest rates in the current year, compared to the prior year. The weighted average interest rate of outstanding borrowings under our senior secured credit facilities was 3.6% for the year ended September 30, 2009, compared to 5.6% in the prior year.
Impairment of goodwill — Impairment of goodwill for the year ended September 30, 2009, includes a $64.6 million non-cash charge related to our Florida market. We have experienced other than temporary changes in market conditions and the business mix of our Florida operations, which have negatively impacted operating results in this market. Accordingly, we have written off the goodwill associated with our Florida market.
Earnings from continuing operations before income taxes — Earnings from continuing operations before income taxes decreased $38.2 million to $5.8 million for the year ended September 30, 2009, compared to $44.0 million in the prior year. Earnings from continuing operations before income taxes for the year ended September 30, 2009, included the impact of a $64.6 million non-cash charge related to the impairment of goodwill in our Florida market.
Years Ended September 30, 2008 and 2007
Acute care revenue — Acute care revenue from our hospital operations for the year ended September 30, 2008, was $1.5 billion, an increase of $210.4 million, or 15.9%, compared to $1.3 billion in the prior year. The increase in acute care revenue is due to an increase in admissions and adjusted admissions of 9.9% and 10.0%, respectively, compared to the prior year, along with an increase in net patient revenue per adjusted admission of 5.4% for the year ended September 30, 2008, compared to the prior year.
On a same-facility basis, acute care revenue from our hospital operations increased 6.6% for the year ended September 30, 2008, compared to the prior year. Same-facility admissions and adjusted admissions increased by 0.8% and 2.0%, respectively, for the year ended September 30, 2008, compared to the prior year.
Salaries and benefits — Salaries and benefits expense from our hospital operations for the year ended September 30, 2008, was $614.4 million, or 40.1% of acute care revenue, compared to $519.0 million, or 39.2% of acute care revenue in the prior year. The increase in salaries and benefits as a percentage of acute care revenue is the result of the implementation of our physician employment strategy. The increase in salaries and benefits as a percentage of acute care revenue was partially offset by the prior year impact of a $3.1 million special compensation payment related to our April 2007 refinancing and recapitalization transaction.
Supplies — Supplies expense from our hospital operations for the year ended September 30, 2008, was $231.0 million, or 15.1% of acute care revenue, compared to $194.6 million, or 14.7% of acute care revenue in the prior year. The increase in supply cost as a percentage of acute care revenue was driven by growth in higher acuity and supply utilization services, such as inpatient and outpatient surgical procedures.
Other operating expenses — Other operating expenses from our hospital operations for the year ended September 30, 2008, were $264.8 million, or 17.3% of acute care revenue, compared to $251.2 million, or 19.0% of acute care revenue in the prior year. The decline in other operating expenses as a percentage of acute care revenue included a 0.4% reduction in the use of purchased services due to changes in service mix, and a 0.4% decrease in expenses related to professional and general liability insurance costs resulting from continued improvements in claims experience. Other operating expenses for the years ended September 30, 2008 and 2007, include $3.8 million and $10.5 million, respectively, in qui tam related legal fees and other expenses.
Provision for bad debts — Provision for bad debts from our hospital operations for the year ended September 30, 2008, was $161.9 million, or 10.6% of acute care revenue, compared to $136.2 million, or 10.3% of acute care revenue in the prior year. The increase in the provision for bad debts as a percentage of acute care revenue is the result of continued growth in self-pay volume and revenue, including an increase in volume of under-insured patients or patient balances after insurance, which are increasingly difficult to collect, often as a result of economic factors beyond our control.

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
Depreciation and amortization — Depreciation and amortization expense for the year ended September 30, 2008, was $93.0 million, compared to $71.8 million in the prior year. The increase of $21.2 million was related to depreciation and amortization expense resulting from new assets being placed into service, including the acquisitions of Glenwood and Alliance, as well as additions to property and equipment made in connection with the opening of Mountain Vista.
Earnings from continuing operations before income taxes — Earnings from continuing operations before income taxes increased $8.8 million to $44.0 million for the year ended September 30, 2008, compared to $35.2 million in the prior year. Earnings from continuing operations before income taxes included the impact of $3.6 million in hurricane-related property damage sustained by The Medical Center of Southeast Texas, as a result of Hurricane Ike in September 2008. Earnings from continuing operations before income taxes in the year ended September 30, 2007, included a $6.2 million loss on extinguishment of debt, a $3.1 million special compensation payment related to our April 2007 refinancing and recapitalization transaction, and $3.4 million in business interruption insurance recoveries related to the temporary closure and disruption of operations at The Medical Center of Southeast Texas, as a result of Hurricane Rita.
Health Choice
The following table sets forth, for the periods indicated, results of our Health Choice operations expressed in dollar terms and as a percentage of premium revenue. Such information has been derived from our audited consolidated statements of operations.

	Year Ended		Year Ended		Year Ended
	September 30, 2009		September 30, 2008		September 30, 2007
Health Choice ($ in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage

Premium revenue	$699,503	100.0%	$541,746	100.0%	$450,641	100.0%
Costs and expenses:
Salaries and benefits	19,028	2.7%	17,667	3.3%	14,803	3.3%
Supplies	263	0.0%	258	0.0%	285	0.1%
Medical claims (1)	602,076	86.1%	461,649	85.2%	384,045	85.2%
Other operating expenses	22,931	3.3%	18,309	3.4%	15,096	3.3%
Rentals and leases	1,564	0.2%	1,167	0.2%	1,162	0.3%
Depreciation and amortization	3,448	0.5%	3,738	0.7%	3,560	0.8%

Total costs and expenses	649,310	92.8%	502,788	92.8%	418,951	93.0%

Earnings before loss on disposal of assets	50,193	7.2%	38,958	7.2%	31,690	7.0%

Loss on disposal of assets, net	(151)	(0.0)%	—	—	—	—

Earnings before income taxes	$50,042	7.2%	$38,958	7.2%	$31,690	7.0%

(1)	Medical claims paid to our hospitals of $9.3 million, $9.6 million and $7.5 million for the years ended September 30, 2009, 2008 and 2007, respectively, are eliminated in our consolidated results.
Years Ended September 30, 2009 and 2008
Premium revenue - Premium revenue from Health Choice was $699.5 million for the year ended September 30, 2009, an increase of $157.8 million or 29.1%, compared to $541.7 million in the prior year. The growth in premium revenue was attributable to a 31.6% increase in Medicaid enrollees, resulting from Health Choice’s new contract with AHCCCS and increased enrollment in the state program. In addition, Health Choice has implemented successful outreach efforts, especially in its new counties, which have helped to increase the number of covered lives.

Medical claims — Prior to eliminations, medical claims expense was $602.1 million for the year ended September 30, 2009, compared to $461.6 million in the prior year. Medical claims expense represents the amounts paid by Health Choice for healthcare services provided to its members. Medical claims expense as a percentage of premium revenue was 86.1% for the year ended September 30, 2009, compared to 85.2% in the prior year. The increase in medical claims expense as a percentage of premium revenue is the result of AHCCCS’ implementation of a new risk based payment methodology, which has negatively affected premium revenue on a per member per month basis in the current year.
Years Ended September 30, 2008 and 2007
Premium revenue - Premium revenue from Health Choice was $541.7 million for the year ended September 30, 2008, an increase of $91.1 million or 20.2%, compared to $450.6 million in the prior year. The increase in premium revenue was the result of increases in premium rates in our Medicaid and Medicare product lines, as well as a 16.1% increase in our Medicaid enrollees.
Medical claims — Prior to eliminations, medical claims expense was $461.6 million for the year ended September 30, 2008, compared to $384.0 million in the prior year. Medical claims expense as a percentage of premium revenue was 85.2% for the year ended September 30, 2008, which was consistent with the prior year.
Income Taxes
The following discussion sets forth, for the periods indicated, the impact of income taxes on our consolidated results. Such information has been derived from our audited consolidated statements of operations.
Years Ended September 30, 2009 and 2008
Income tax expense — We recorded a provision for income taxes from continuing operations of $27.6 million, resulting in an effective tax rate of 49.4% for the year ended September 30, 2009, compared to $35.3 million, for an effective tax rate of 42.6% in the prior year. The increase in our effective tax rate is the result of the impact of a non-deductible component of the $64.6 million non-cash charge related to the impairment of goodwill in our Florida market.
Years Ended September 30, 2008 and 2007
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

Summary of Operations by Quarter
The following table presents unaudited quarterly operating results for the years ended September 30, 2009 and 2008. We believe that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the consolidated financial statements. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

	Quarter Ended
	Sept. 30,	June 30,	March 31,	Dec. 31,
	2009(1)	2009	2009(2)	2008
	(in thousands)
Net revenue	$620,056	$601,618	$578,674	$561,624
Earnings (loss) from continuing operations before income taxes	(41,446)	34,277	41,839	21,172
Net earnings (loss) from continuing operations	(30,047)	20,562	25,390	12,361

	Quarter Ended
	Sept. 30,	June 30,	March 31,	Dec. 31,
	2008(3)	2008	2008(4)	2007
	(in thousands)
Net revenue	$515,419	$532,560	$524,820	$492,737
Earnings from continuing operations before income taxes	12,491	24,492	26,681	19,250
Net earnings from continuing operations	5,446	14,964	15,885	11,294

(1)	Results for the quarter ended September 30, 2009, include a $64.6 million non-cash charge ($43.2 million after taxes) related to the impairment of goodwill in our Florida market, and a $2.0 million and a $326,000 increase in prior year estimates for professional and general liability losses and workers’ compensation claims, respectively, as a result of our semi-annual actuarial studies.

(2)	Results for the quarter ended March 31, 2009, include a $3.2 million and an $852,000 reduction in prior year estimates for professional and general liability losses and workers’ compensation claims, respectively, as a result of our semi-annual actuarial studies. Results for the quarter ended March 31, 2009, also include $938,000 in costs associated with property damage sustained at The Medical Center of Southeast Texas, as a result of Hurricane Ike.

(3)	Results for the quarter ended September 30, 2008, include a $2.9 million and a $44,000 reduction in prior year estimates for professional and general liability losses and workers’ compensation claims, respectively, as a result of our semi-annual actuarial studies, and $3.6 million in costs associated with property damage sustained at The Medical Center of Southeast Texas, as a result of Hurricane Ike in September 2008.

(4)	Results for the quarter ended March 31, 2008, include a $3.9 million reduction and an $803,000 increase in prior year estimates for professional and general liability losses and workers’ compensation claims, respectively, as a result of our semi-annual actuarial studies.
LIQUIDITY AND CAPITAL RESOURCES
Overview of Cash Flow Activities for the Years Ended September 30, 2009 and 2008
For the years ended September 30, 2009 and 2008, our cash flows are summarized as follows (in thousands):

	2009	2008
Cash flows from operating activities — continuing operations	$270,499	$141,063
Cash flows from investing activities — continuing operations	(82,586)	(149,263)
Cash flows from financing activities — continuing operations	(63,605)	88,144
Operating Activities
Our primary sources of liquidity are cash flow provided by our continuing operations and our senior secured revolving credit facility. The increase in operating cash flows is primarily the result of increased earnings before the non-cash impairment of goodwill, improved collections on accounts receivable, the timing of accounts payable and accrued expenses, payments received related to the supplemental Medicaid reimbursement programs in our Texas market, the impact of significant enrollment growth and the timing of cash flows related to the Medicaid product line at Health Choice and reduced interest costs resulting from lower interest rates.

At September 30, 2009, we had $264.5 million in net working capital, compared to $187.4 million at September 30, 2008. Net accounts receivable increased $6.1 million to $230.2 million at September 30, 2009, from $224.1 million at September 30, 2008. Our days revenue in accounts receivable at September 30, 2009, were 49, compared to 53 at September 30, 2008.
Investing Activities
Capital expenditures for the year ended September 30, 2009, were $87.7 million, which included $25.8 million for the construction of two patient tower expansion projects in our Utah market, compared to $137.4 million in the prior year. The decline in capital expenditures reflects, in part, our efforts to effectively and efficiently manage our capital resources during the current economic environment.
Investing activities during the year ended September 30, 2008, included the acquisition of Ouachita Community Hospital for $16.8 million.
Financing Activities
During the year ended September 30, 2009, pursuant to the terms of our senior secured credit facilities, we made net payments totaling $53.7 million, including $47.8 million used to pay the outstanding balance of our revolving credit facility, compared to net borrowings of $82.0 million in the prior year. Additionally, we made payments totaling $1.8 million on capital leases and other debt obligations during the year ended September 30, 2009.
Financing activities during the year ended September 30, 2009, included payments of $1.4 million for the repurchase of partnership interests, compared to proceeds received from the sale of partnership interests, net of costs, of $15.1 million in the prior year.
Capital Resources
As of September 30, 2009, we had two separate debt arrangements:
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
At September 30, 2009, amounts outstanding under our senior secured credit facilities consisted of a $428.0 million term loan and a $148.1 million delayed draw term loan. In addition, we had $39.9 million and $24.7 million in letters of credit outstanding under the synthetic letter of credit facility and the revolving credit facility, respectively. The weighted average interest rate of outstanding borrowings under the senior secured credit facilities was 3.6% for the year ended September 30, 2009.
$475.0 Million 8 3/4% Senior Subordinated Notes Due 2014
We and our wholly-owned subsidiary, IASIS Capital Corporation, a holding company with no assets or operations, as issuers, have outstanding $475.0 million aggregate principal amount of 8 3/4% notes. Our 8 3/4% notes are general unsecured senior subordinated obligations of the issuers, are subordinated in right of payment to their existing and future senior debt, are pari passu in right of payment with any of their future senior subordinated debt and are senior in right of payment to any of their future subordinated debt. Our existing domestic subsidiaries, other than certain non-guarantor subsidiaries, which include Health Choice and our non-wholly owned subsidiaries, are guarantors of our 8 3/4% notes. Our 8 3/4% notes are effectively subordinated to all of the issuers’ and the guarantors’ secured debt to the extent of the value of the assets securing the debt and are structurally subordinated to all liabilities and commitments (including trade payables and capital lease obligations) of our subsidiaries that are not guarantors of our 8 3/4% notes. Our 8 3/4% notes require semi-annual interest payments in June and December. The indenture related to the 8 3/4% notes contains a customary restricted payments covenant, which, among others restrictions, limits the amount of dividends or other cash payments to IAS, including payments to fund the interest on the Holdings Senior Paid-in-Kind (“PIK”) Loans, which becomes cash pay in June 2012. As of September 30, 2009, we have $187.0 million available to expend free of any such restrictions pursuant to the restricted payment basket provisions set forth in this covenant.
$300.0 Million Holdings Senior PIK Loans
In fiscal 2007, IAS borrowed $300.0 million in Holdings Senior PIK Loans, which mature June 15, 2014. Proceeds were used to repurchase certain preferred equity from the stockholders of IAS. The Holdings Senior PIK Loans bear interest at an annual rate equal to LIBOR plus 5.25%. The Holdings Senior PIK Loans rank behind our existing debt and will convert to cash-pay after five years, at which time accrued interest becomes payable. At September 30, 2009, the outstanding balance of the Holdings Senior PIK Loans was $368.5 million, which includes $68.5 million of interest that has accrued to the principal of these loans since the date of issuance. The credit agreement related to the Holdings Senior PIK Loans includes a restricted payment covenant, which, among other restrictions, limits the amount of dividends that can be paid to the stockholders of IAS. As of September 30, 2009, we have $120.0 million available to expend free of any such restrictions pursuant to the restricted payment basket provisions set forth in this covenant.
Other
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
As of September 30, 2009, we provided a performance guaranty in the form of letters of credit totaling $43.2 million for the benefit of AHCCCS to support our obligations under the Health Choice contract to provide and pay for healthcare services. The amount of the performance guaranty is based in part upon the membership in the plan and the related capitation revenue paid to us.

Capital Expenditures
We plan to finance our proposed capital expenditures with cash generated from operations, borrowings under our senior secured credit facilities and other capital sources that may become available. We expect our capital expenditures for fiscal 2010 to be $125.0 million to $135.0 million, including the following significant expenditures:
•	$60.0 million to $65.0 million for other growth and new business projects;
•	$45.0 million to $50.0 million in replacement or maintenance related projects at our hospitals;
•	$12.0 million related to healthcare IT stimulus funds; and
•	$8.0 million in hardware and software costs related to other information systems projects.
Liquidity
We rely on cash generated from our internal operations as our primary source of liquidity, as well as available credit facilities, project and bank financings and the issuance of long-term debt. From time to time, we have also utilized operating lease transactions that are sometimes referred to as off-balance sheet arrangements. We expect that our future funding for working capital needs, capital expenditures, long-term debt repayments and other financing activities will continue to be provided from some or all of these sources. Each of our existing and projected sources of cash is impacted by operational and financial risks that influence the overall amount of cash generated and the capital available to us. For example, cash generated by our business operations may be impacted by, among other things, economic downturns, weather-related catastrophes and adverse industry conditions. Our future liquidity will be impacted by our ability to access capital markets, which may be restricted due to our credit ratings, general market conditions, and by existing or future debt agreements. For a further discussion of risks that can impact our liquidity, see Item 1A., “Risk Factors,” beginning on page 29.
Including our senior secured credit facilities at September 30, 2009, we had available liquidity as follows (in millions):

Available cash	$206.5
Available capacity under our senior secured revolving credit facility	200.3

Net available liquidity at September 30, 2009	$406.8

Available capacity under our revolving credit facility assumes 100% participation from all lenders currently participating in our senior secured revolving credit facility. Currently, we have identified one defaulting lender, Lehman, who has been unable to fund its proportionate share of borrowings under our revolving credit facility since September 2008. Lehman’s participation in our revolving credit facility is approximately 8.9%, or $20.0 million of our total revolver capacity. Assuming Lehman continues to default under the terms of the agreement, our net available liquidity at September 30, 2009, would be reduced to $386.8 million. In addition to our available liquidity, we expect to generate significant operating cash flow in fiscal 2010. We will also utilize proceeds from our financing activities as needed.
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

As a result of this evaluation, we believe that we will have sufficient liquidity for the next three years to fund the cash required for the payment of taxes and the capital expenditures required to maintain our facilities during this period of time. We are unable at this time to extend our evaluation of the sufficiency of our liquidity beyond three years. We cannot assure you, however, that our operating performance will generate sufficient cash flow from operations or that future borrowings will be available under our senior secured credit facilities, or otherwise, to enable us to grow our business, service our indebtedness, including the senior secured credit facilities and the 8 3/4% notes, or make anticipated capital expenditures. For more information, see Item 1A., “Risk Factors,” beginning on page 29.
One element of our business strategy is to selectively pursue acquisitions and strategic alliances in existing and new markets. Any acquisitions or strategic alliances may result in the incurrence of, or assumption by us, of additional indebtedness. We continually assess our capital needs and may seek additional financing, including debt or equity as considered necessary to fund capital expenditures and potential acquisitions or for other corporate purposes. Our future operating performance, ability to service or refinance our 8 3/4% notes and ability to service and extend or refinance the senior secured credit facilities will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. For more information, see Item 1A., “Risk Factors,” beginning on page 29.
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
Tabular Disclosure of Contractual Obligations
The following table reflects a summary of obligations and commitments outstanding including both the principal and interest portions of long-term debt and capital lease obligations at September 30, 2009.

	Payments Due By Period
	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 Years	Total
	(in millions)
Contractual Cash Obligations:
Long-term debt, with interest (1)	$69.5	$135.4	$1,129.6	$—	$1,334.5
Capital lease obligations, with interest	1.1	1.6	1.1	5.2	9.0
Medical claims	113.5	—	—	—	113.5
Operating leases	21.8	33.0	28.1	42.3	125.2
Estimated self-insurance liabilities	12.6	16.0	14.1	15.1	57.8
Purchase obligations	23.0	9.0	1.6	0.1	33.7

Subtotal	$241.5	$195.0	$1,174.5	$62.7	$1,673.7

	Amount of Commitment Expiration Per Period
	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 Years	Total
	(in millions)
Other Commitments(2):
Construction and improvement commitments	$13.7	$—	$—	$—	$13.7
Guarantees of surety bonds	0.9	—	—	—	0.9
Letters of credit	—	39.9	24.7	—	64.6
Minimum revenue guarantees	1.7	—	—	—	1.7
Other commitments	3.3	—	—	—	3.3

Subtotal	19.6	39.9	24.7	—	84.2

Total obligations and commitments	$261.1	$234.9	$1,199.2	$62.7	$1,757.9

(1)	We used 3.6%, the weighted average interest rate incurred on our senior secured credit facilities in fiscal 2009, which accrues actual interest at a variable rate. Actual interest will vary based on changes in interest rates. Included in the weighted average interest rate is the effect of our interest rate swap arrangements, which effectively converts $425.0 million of variable rate debt to fixed rate debt.

(2)	Excludes $7.8 million of unrecognized tax benefits and related interest that could result in a cash settlement, of which $6.2 million relates to timing differences between book and taxable income that may be offset by a reduction of cash tax obligations in future periods. We have not included these amounts in the above table as we cannot reliably estimate the amount and timing of payments related to these liabilities.

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
RECENT ACCOUNTING PRONOUNCEMENTS
In December 2007, the FASB issued new authoritative guidance regarding business combinations, which applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This new guidance establishes principles and requirements for recognition and measurement of items acquired during a business combination, as well as certain disclosure requirements in the financial statements. We do not believe the adoption of this new guidance will have a material impact on our results of operations or financial position; however, it is anticipated to have a material effect on our accounting for future acquisitions.
In December 2007, the FASB issued new authoritative guidance regarding noncontrolling interests in consolidated financial statements, which is effective for fiscal years beginning after December 15, 2008. The objective of this guidance is to improve the relevance, comparability, and transparency of financial information, specifically noncontrolling interests, that is provided in consolidated financial statements. We do not believe the adoption of this new guidance will have a material impact on our results of operations or financial position; however, it could potentially have a material effect on the presentation of our financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. The following components of our senior secured credit facilities bear interest at variable rates at specified margins above either the agent bank’s alternate base rate or the LIBOR rate: (i) a $439.0 million, seven-year term loan; (ii) a $150.0 million senior secured delayed draw term loan; and (iii) a $225.0 million, six-year senior secured revolving credit facility. As of September 30, 2009, we had outstanding variable rate debt of $576.2 million. We have managed our market exposure to changes in interest rates by converting $425.0 million of this variable rate debt to fixed rate debt through the use of interest rate swap agreements. Our interest rate swaps provide for $425.0 million of fixed rate debt under our senior secured credit facilities through February 28, 2011 and $200.0 million from March 1, 2011 through February 29, 2012, at rates ranging from 1.5% to 2.0% depending upon the terms of the specific agreement.

Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates on our remaining variable rate debt or our consolidated financial position, results of operations or cash flows would not be material. Holding other variables constant, including levels of indebtedness and interest rate swaps, a 0.125% increase in interest rates would have an estimated impact on pre-tax earnings and cash flows for the next twelve month period of $189,000.
Our interest rate swap agreements expose us to credit risk in the event of non-performance by our counter parties, Citibank and Wachovia. However, we do not anticipate non-performance by Citibank or Wachovia.
We have $475.0 million in senior subordinated notes due December 15, 2014, with interest payable semi-annually at the rate of 8 3/4% per annum. At September 30, 2009, the fair market value of the outstanding 8 3/4% notes was $473.8 million, based upon quoted market prices as of that date.
We currently believe we have adequate liquidity to fund operations during the near term through the generation of operating cash flows, cash on hand and access to our revolving credit facility, despite the current conditions in the financial and capital markets. However, our ability to borrow funds under our revolving credit facility is subject to the financial viability of the participating financial institutions. Since September 2008, we have identified one defaulting lender, Lehman, who has been unable to fund its proportionate share of borrowings under our revolving credit facility. Lehman’s participation in our revolving credit facility is approximately 8.9%, or $20.0 million of our total revolver capacity. We are currently working to replace this lender with a financially viable institution; however, we are unable to provide any assurance that this will be possible. Any further deterioration in the credit markets could limit our ability to access available funds under our revolving credit facility.

Item 8. Financial Statements and Supplementary Data.
IASIS Healthcare LLC
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
To the Board of Directors of
IASIS Healthcare Corporation, sole member of IASIS Healthcare LLC
We have audited the accompanying consolidated balance sheets of IASIS Healthcare LLC as of September 30, 2009 and 2008, and the related consolidated statements of operations, member’s equity and cash flows for each of the three years in the period ended September 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IASIS Healthcare LLC at September 30, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2009, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Nashville, Tennessee
November 25, 2009

IASIS HEALTHCARE LLC
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	September 30,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$206,528	$80,738
Accounts receivable, less allowance for doubtful accounts of $126,132 and $108,500 at September 30, 2009 and 2008, respectively	230,198	224,138
Inventories	50,492	49,454
Deferred income taxes	39,038	38,860
Prepaid expenses and other current assets	49,453	60,053

Total current assets	575,709	453,243

Property and equipment, net	997,353	1,004,248
Goodwill	717,920	780,599
Other intangible assets, net	30,000	33,000
Other assets, net	36,222	37,057

Total assets	$2,357,204	$2,308,147

LIABILITIES AND MEMBER’S EQUITY

Current liabilities:
Accounts payable	$68,552	$64,851
Salaries and benefits payable	42,548	31,807
Accrued interest payable	12,511	12,460
Medical claims payable	113,519	97,343
Other accrued expenses and other current liabilities	65,701	51,802
Current portion of long-term debt and capital lease obligations	8,366	7,623

Total current liabilities	311,197	265,886

Long-term debt and capital lease obligations	1,051,471	1,106,999
Deferred income taxes	106,425	111,092
Other long-term liabilities	54,222	44,526
Minority interests	53,042	51,875

Member’s equity:
Member’s equity	780,847	727,769

Total liabilities and member’s equity	$2,357,204	$2,308,147

IASIS HEALTHCARE LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2009	2008	2007
Net revenue:
Acute care revenue	$1,662,469	$1,523,790	$1,315,438
Premium revenue	699,503	541,746	450,641

Total net revenue	2,361,972	2,065,536	1,766,079

Costs and expenses:
Salaries and benefits	660,921	632,109	533,792
Supplies	250,573	231,259	194,915
Medical claims	592,760	452,055	376,505
Other operating expenses	325,735	283,123	266,263
Provision for bad debts	192,563	161,936	136,233
Rentals and leases	39,127	36,633	31,546
Interest expense, net	67,890	75,665	71,206
Depreciation and amortization	97,462	96,741	75,388
Management fees	5,000	5,000	4,746
Impairment of goodwill	64,639	—	—
Hurricane-related property damage	938	3,589	—
Loss on extinguishment of debt	—	—	6,229
Business interruption insurance recoveries	—	—	(3,443)

Total costs and expenses	2,297,608	1,978,110	1,693,380

Earnings from continuing operations before gain (loss) on disposal of assets, minority interests and income taxes	64,364	87,426	72,699
Gain (loss) on disposal of assets, net	1,465	(75)	(1,359)
Minority interests	(9,987)	(4,437)	(4,496)

Earnings from continuing operations before income taxes	55,842	82,914	66,844
Income tax expense	27,576	35,325	25,909

Net earnings from continuing operations	28,266	47,589	40,935
Earnings (loss) from discontinued operations, net of income taxes	(176)	(11,275)	669

Net earnings	$28,090	$36,314	$41,604

IASIS HEALTHCARE LLC
CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY
(In thousands)

Member’s
Equity

Balance at September 30, 2006	$656,496
Distribution to parent for debt financing costs	(6,586)
Net earnings	41,604

Balance at September 30, 2007	$691,514
Cumulative effect of the adoption of FASB income tax guidance	(59)
Net earnings	36,314

Balance at September 30, 2008	$727,769
Income tax benefit resulting from exercise of employee stock options	9
Stock compensation costs	561
Other comprehensive loss	(2,926)
Contribution from parent related to tax benefit from Holdings Senior PIK Loans interest	27,344
Net earnings	28,090

Balance at September 30, 2009	$780,847

IASIS HEALTHCARE LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2009	2008	2007
Cash flows from operating activities:
Net earnings	$28,090	$36,314	$41,604
Adjustments to reconcile net earnings to net cash provided by operating activities:
Loss (earnings) from discontinued operations	176	11,275	(669)
Depreciation and amortization	97,462	96,741	75,388
Amortization of loan costs	3,029	2,913	2,942
Minority interests	9,987	4,437	4,496
Deferred income taxes	(5,572)	19,368	24,103
Income tax benefit from parent company interest	27,344	—	—
Loss (gain) on disposal of assets, net	(1,465)	75	1,359
Impairment of goodwill	64,639	—	—
Hurricane-related property damage	938	3,589	—
Stock compensation costs	561	—	—
Loss on extinguishment of debt	—	—	5,091
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	(7,302)	17,131	(52,749)
Inventories, prepaid expenses and other current assets	6,728	(21,361)	(5,894)
Accounts payable, other accrued expenses and other accrued liabilities	45,884	(29,419)	26,002

Net cash provided by operating activities — continuing operations	270,499	141,063	121,673
Net cash provided by operating activities — discontinued operations	1,472	2,313	4,661

Net cash provided by operating activities	271,971	143,376	126,334

Cash flows from investing activities:
Purchases of property and equipment	(87,720)	(137,415)	(194,043)
Cash paid for acquisitions	(1,941)	(16,821)	(141,585)
Proceeds from sale of assets	5,252	360	1,026
Change in other assets	1,823	4,613	5,893

Net cash used in investing activities — continuing operations	(82,586)	(149,263)	(328,709)
Net cash provided by (used in) investing activities — discontinued operations	10	(1,017)	(929)

Net cash used in investing activities	(82,576)	(150,280)	(329,638)

Cash flows from financing activities:
Payment of debt and capital lease obligations	(55,476)	(306,611)	(650,305)
Proceeds from debt borrowings	—	384,978	778,800
Debt financing costs incurred	—	—	(8,200)
Distribution to parent for debt financing costs	—	—	(6,586)
Distribution of minority interests	(6,750)	(5,485)	(4,850)
Proceeds received from sale (costs paid for repurchase) of partnership interests, net	(1,379)	15,070	(495)
Other	—	192	—

Net cash provided by (used in) financing activities — continuing operations	(63,605)	88,144	108,364
Net cash used in financing activities — discontinued operations	—	(502)	(475)

Net cash provided by (used in) financing activities	(63,605)	87,642	107,889

Increase (decrease) in cash and cash equivalents	125,790	80,738	(95,415)
Cash and cash equivalents at beginning of period	80,738	—	95,415

Cash and cash equivalents at end of period	$206,528	$80,738	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$66,136	$83,126	$80,647

Cash paid (received) for income taxes, net	$4,104	$(925)	$7,710

Cash paid in loss on extinguishment of debt	$—	$—	$1,138

Supplemental schedule of noncash investing and financing activities:
Capital lease obligations resulting from acquisitions	$—	$4,849	$5,037

Property and equipment in accounts payable	$1,184	$4,788	$6,401

Partnership interests issued for acquisition	$—	$—	$3,517

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION AND BASIS OF PRESENTATION
Organization
IASIS Healthcare LLC (“IASIS”) owns and operates medium-sized acute care hospitals in high-growth urban and suburban markets. At September 30, 2009, the Company owned or leased 15 acute care hospital facilities and one behavioral health hospital facility, with a total of 2,853 beds in service, located in six regions:
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
General and Administrative
The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include the IASIS corporate office costs, which were $45.6 million, $50.5 million and $55.0 million, for the years ended September 30, 2009, 2008 and 2007, respectively.
Subsequent Events Consideration
The Company has evaluated its financial statements and disclosures for the impact of subsequent events up to the date of filing its annual report on Form 10-K with the Securities and Exchange Commission.

2. SIGNIFICANT ACCOUNTING POLICIES
Net Revenue
Acute Care Revenue
The Company’s healthcare facilities have entered into agreements with third-party payors, including government programs and managed care health plans, under which the facilities are paid based upon established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges. Additionally, the Company offers discounts through its uninsured discount program to all uninsured patients receiving healthcare services who do not qualify for assistance under state Medicaid, other federal or state assistance plans, or charity care.
Net patient revenue is reported at the estimated net realizable amounts from third-party payors and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with third-party payors. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and are adjusted, if necessary, in future periods when final settlements are determined. Net adjustments to estimated third-party payor settlements (“prior year contractuals”) resulted in an increase in net revenue of $3.2 million, $1.0 million and $365,000 for the years ended September 30, 2009, 2008 and 2007, respectively.
In the ordinary course of business, the Company provides care without charge to patients who are financially unable to pay for the healthcare services they receive. Because the Company does not pursue collection of amounts determined to qualify as charity care, they are not reported in net revenue. The Company currently records revenue deductions for patient accounts that meet its guidelines for charity care. The Company provides charity care to patients with income levels below 200% of the federal property level. Additionally, at all of the Company’s hospitals, a sliding scale of reduced rates is offered to uninsured patients, who are not covered through federal, state or private insurance, with incomes between 200% and 400% of the federal poverty level. Charity care deductions based on gross charges for the years ended September 30, 2009, 2008 and 2007 were $38.6 million, $37.7 million and $31.3 million, respectively.
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
Effective October 1, 2008, Health Choice began its current contract with AHCCCS, which provides for a three-year term, with AHCCCS having the option to renew for two additional one-year periods. The contract is terminable without cause on 90 days’ written notice or for cause upon written notice if the Company fails to comply with any term or condition of the contract or fails to take corrective action as required to comply with the terms of the contract. Additionally, AHCCCS can terminate the contract in the event of the unavailability of state or federal funding.
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
Health Choice also provides coverage as a Medicare Advantage Prescription Drug (“MAPD”) Special Needs Plan (“SNP”) provider pursuant to its contract with the Centers for Medicare and Medicaid Services (“CMS”). The SNP allows Health Choice to offer Medicare and Part D drug benefit coverage for new and existing dual-eligible members, or those that are eligible for Medicare and Medicaid. The contract with CMS includes successive one-year renewal options at the discretion of CMS and is terminable without cause on 90 days’ written notice or for cause upon written notice if the Company fails to comply with any term or condition of the contract or fails to take corrective action as required to comply with the terms of the contract. Health Choice has received notification that CMS is exercising its option to extend its contract through December 31, 2010.

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
Accounts Receivable
The Company receives payments for services rendered from federal and state agencies (under the Medicare, Medicaid and TRICARE programs), managed care health plans, including Medicare and Medicaid managed health plans, commercial insurance companies, employers and patients. During the years ended September 30, 2009, 2008 and 2007, 43.0%, 46.0% and 47.5%, respectively, of the Company’s net patient revenue related to patients participating in the Medicare and Medicaid programs, including managed Medicare and managed Medicaid. The Company recognizes that revenue and receivables from government agencies are significant to its operations, but does not believe that there is significant credit risks associated with these government agencies. The Company believes that concentration of credit risk from other payors is limited due to the number of patients and payors.
Net Medicare settlement receivables estimated at September 30, 2009 and 2008, totaled $6.3 million and $2.9 million, respectively, are included in accounts receivable in the accompanying consolidated balance sheets.
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
Long-lived Assets
The primary components of the Company’s long-lived assets are discussed below. When events, circumstances or operating results indicate that the carrying values of certain long-lived assets and related identifiable intangible assets (excluding goodwill) that are expected to be held and used might be impaired under the provisions of Financial Accounting Standards Board (“FASB”) authoritative guidance regarding accounting for the impairment or disposal of long-lived assets, the Company considers the recoverability of assets to be held and used by comparing the carrying amount of the assets to the undiscounted value of future net cash flows expected to be generated by the assets. If assets are identified as impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets as determined by independent appraisals or estimates of discounted future cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
Property and Equipment
Property and equipment are stated at cost. Routine maintenance and repairs are charged to expense as incurred. Expenditures that increase capacities or extend useful lives are capitalized. Buildings and improvements are depreciated over estimated useful lives ranging generally from 14 to 40 years. Estimated useful lives of equipment vary generally from 3 to 25 years. Leasehold improvements are amortized on a straight-line basis over the lesser of the terms of the respective leases or their estimated useful lives. Depreciation expense, including amortization of assets capitalized under capital leases, is computed using the straight-line method and was $94.5 million, $93.7 million and $72.4 million for the years ended September 30, 2009, 2008 and 2007, respectively. In connection with certain construction projects, the Company capitalized interest totaling $1.2 million, $1.4 million and $6.9 million for the years ended September 30, 2009, 2008 and 2007, respectively.
Goodwill and Other Intangible Assets
See Note 9 for the values of goodwill and other intangible assets assigned to each business segment. Intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment.
Goodwill is not amortized but is subject to annual tests for impairment or more often if events or circumstances indicate it may be impaired. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company completed its annual impairment test of goodwill during fiscal 2009. Results of the Company’s testing indicated impairment of goodwill associated with its Florida market. No other impairment was identified. See Note 9 for more details.
Other Assets
Other assets consist primarily of costs associated with the issuance of debt, which are amortized over the life of the related debt. Amortization of deferred financing costs is included in interest expense and totaled $3.0 million, $2.9 million and $2.9 million for the years ended September 30, 2009, 2008 and 2007, respectively. Deferred financing costs, net of accumulated amortization, totaled $15.2 million and $18.2 million at September 30, 2009 and 2008, respectively.
Insurance Reserves
The Company estimates its reserve for self-insured professional and general liability and workers compensation risks using historical claims data, demographic factors, severity factors, current incident logs and other actuarial analysis.

Income Taxes
The Company accounts for income taxes under the asset and liability method in accordance with FASB authoritative guidance regarding accounting for income taxes and its related uncertainty. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply when the temporary differences are expected to reverse. The Company assesses the likelihood that deferred tax assets will be recovered from future taxable income to determine whether a valuation allowance should be established.
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
The following table shows the components of the change in medical claims payable for the years ended September 30, 2009, 2008 and 2007, respectively (in thousands):

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2009	2008	2007
Medical claims payable as of October 1	$97,343	$81,309	$81,822
Medical claims expense incurred during the year:
Related to current year	620,153	464,055	396,152
Related to prior years	(18,077)	(2,406)	(12,107)

Total expenses	602,076	461,649	384,045

Medical claims payments during the year:
Related to current year	(508,299)	(368,392)	(317,798)
Related to prior years	(77,601)	(77,223)	(66,760)

Total payments	(585,900)	(445,615)	(384,558)

Medical claims payable as of September 30	$113,519	$97,343	$81,309

As reflected in the table above, medical claims expense for the year ended September 30, 2009, includes an $18.1 million reduction of medical costs related to prior years resulting from favorable development in the Medicaid and Medicare product lines of $15.5 million and $2.6 million, respectively. The favorable development is attributable to lower than anticipated medical costs and is offset, in part, by $10.8 million in reductions in premium revenue associated with settlements of various prior year program receivables.
Health Choice has experienced an increase in the number of lives served by the plan. Enrollment in Health Choice at September 30, 2009 and 2008, was 190,763 and 145,493, respectively.
Stock Based Compensation
Although IASIS has no stock option plan or outstanding stock options, the Company, through its parent, IASIS Healthcare Corporation (“IAS”), grants stock options for a fixed number of common shares to employees. The Company accounts for this stock-based incentive plan under the measurement and recognition provisions of FASB authoritative guidance regarding share-based payments (“Share-Based Payments Guidance”). Accordingly, the Company has not recognized any compensation expense for the stock options granted prior to October 1, 2006, as the exercise price of the options equaled, or was greater than, the market value of the underlying stock on the date of grant.

For stock options granted on or after October 1, 2006, the Company applies the fair value recognition provisions of the Share-Based Payments Guidance, requiring all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. In accordance with the provisions of the Share-Based Payments Guidance, the Company uses the Black-Scholes-Merton model in determining the fair value of its share-based payments. The fair value of compensation costs will be amortized on a straight-line basis over the requisite service periods of the awards, generally equal to the awards’ vesting periods.
Fair Value of Financial Instruments
Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are reflected in the accompanying consolidated financial statements at amounts that approximate fair value because of the short-term nature of these instruments. The fair value of the Company’s capital lease obligations also approximate carrying value as they bear interest at current market rates. The estimated fair values of the Company’s 8 3/4% senior subordinated notes due 2014 (the “8 3/4% notes”) and senior secured credit facilities were $473.8 million and $540.1 million, respectively, at September 30, 2009, based upon quoted market prices at that date.
Management Services Agreement
The Company is party to a management services agreement with affiliates of TPG, JLL Partners Inc. and Trimaran Fund Management, L.L.C. The management services agreement provides that in exchange for consulting and management advisory services that will be provided to the Company by the investors, the Company will pay an aggregate monitoring fee of 0.25% of budgeted net revenue up to a maximum of $5.0 million per fiscal year to these parties (or certain of their respective affiliates) and reimburse them for their reasonable disbursements and out-of-pocket expenses. This monitoring fee is divided among the parties in proportion to their relative ownership percentages in IASIS Investment LLC, parent company and majority stockholder of IAS. The monitoring fee will be subordinated to the senior subordinated notes in the event of a bankruptcy of the Company. The management services agreement does not have a stated term. Pursuant to the provisions of the management services agreement, the Company has agreed to indemnify the investors (or certain of their respective affiliates) in certain situations arising from or relating to the agreement, the investors’ investment in the securities of IAS or any related transactions or the operations of the investors, except for losses that arise on account of the investors’ negligence or willful misconduct. For the years ended September 30, 2009, 2008 and 2007, the Company paid $5.0 million, $5.0 million and $4.7 million, respectively, in monitoring fees under the management services agreement.
Recently Issued Accounting Pronouncements
In December 2007, the FASB issued new authoritative guidance regarding business combinations, which applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This new guidance establishes principles and requirements for recognition and measurement of items acquired during a business combination, as well as certain disclosure requirements in the financial statements. The Company does not believe the adoption of this new guidance will have a material impact on its results of operations or financial position; however, it is anticipated to have a material effect on the Company’s accounting for future acquisitions.

In December 2007, the FASB issued new authoritative guidance regarding noncontrolling interests in consolidated financial statements, which is effective for fiscal years beginning after December 15, 2008. The objective of this guidance is to improve the relevance, comparability, and transparency of financial information, specifically noncontrolling interests, that is provided in consolidated financial statements. The Company does not believe the adoption of this new guidance will have a material impact on its results of operations or financial position; however, it could potentially have a material effect on the presentation of its financial statements.
3. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
Long-term debt and capital lease obligations consist of the following (in thousands):

	September 30,	September 30,
	2009	2008
Senior secured credit facilities	$576,150	$629,818
Senior subordinated notes	475,000	475,000
Capital leases and other obligations	8,687	9,804

	1,059,837	1,114,622

Less current maturities	8,366	7,623

	$1,051,471	$1,106,999

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

At September 30, 2009, amounts outstanding under the Company’s senior secured credit facilities consisted of a $428.0 million term loan and a $148.1 million delayed draw term loan. In addition, the Company had $39.9 million and $24.7 million in letters of credit outstanding under the synthetic letter of credit facility and the revolving credit facility, respectively. The weighted average interest rate of outstanding borrowings under the senior secured credit facilities was 3.6% and 5.6% for the years ended September 30, 2009 and 2008, respectively.
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
$300.0 Million Holdings Senior Paid-in-Kind Loans
In fiscal 2007, IAS issued $300.0 million in Holdings Senior Paid-in-Kind (“PIK”) Loans, which were used to repurchase certain preferred equity from its stockholders. The $300.0 million Holdings Senior PIK Loans mature June 15, 2014, and bear interest at an annual rate equal to LIBOR plus 5.25%. The Holdings Senior PIK Loans rank behind the Company’s existing debt and will convert to cash-pay after five years, at which time accrued interest becomes payable. At September 30, 2009, the outstanding balance of the Holdings Senior PIK Loans was $368.5 million, which includes $68.5 million of interest that has accrued to the principal of these loans since the date of issuance.
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

Total Notional
Date Range	Amounts
(in thousands)

March 2, 2009 to February 28, 2011	$225,000
March 2, 2009 to February 29, 2012	$200,000
The Company accounts for its interest rate swaps in accordance with the provisions of FASB authoritative guidance regarding accounting for derivative instruments and hedging activities, which also includes enhanced disclosure requirements. In accordance with these provisions, the Company has designated its interest rate swaps as cash flow hedge instruments. The Company assesses the effectiveness of these cash flow hedges on a quarterly basis, with any ineffectiveness being measured using the hypothetical derivative method. The Company completed an assessment of its cash flow hedge instruments during the year ended September 30, 2009, and determined its hedging instruments to be highly effective. Accordingly, no gain or loss resulting from hedging ineffectiveness is reflected in the Company’s accompanying consolidated statements of operations.

On October 1, 2008, the Company adopted the new provisions of FASB authoritative guidance regarding fair value measurements, which provides a single definition of fair value, establishes a framework for measuring fair value, and expands disclosures concerning fair value measurements. The Company applies these provisions to the valuation and disclosure of its interest rates swaps. This authoritative guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: (i) Level 1, which is defined as quoted prices in active markets that can be accessed at the measurement date; (ii) Level 2, which is defined as inputs other than quoted prices in active markets that are observable, either directly or indirectly; and (iii) Level 3, which is defined as unobservable inputs resulting from the existence of little or no market data, therefore potentially requiring an entity to develop its own assumptions.
The Company determines the fair value of its interest rate swaps in a manner consistent with that used by market participants in pricing hedging instruments, which includes using a discounted cash flow analysis based upon the terms of the agreements, the impact of the one-month forward LIBOR curve and an evaluation of credit risk. Given the use of observable market assumptions and the consideration of credit risk, the Company has categorized the valuation of its interest rate swaps as Level 2.
The fair value of the Company’s interest rate swaps at September 30, 2009, reflects a liability balance of $4.7 million and is included in other long-term liabilities in the accompanying consolidated balance sheet. The fair value of the Company’s interest rate swaps reflects a liability because the effect of the forward LIBOR curve on future interest payments results in less interest due to the Company under the variable rate component included in the interest rate swap agreements, as compared to the amount due the Company’s counterparties under the fixed interest rate component. Any change in the fair value of the Company’s interest rate swaps, net of income taxes, is included in other comprehensive loss as a component of member’s equity in the accompanying consolidated balance sheet.
5. OTHER COMPREHENSIVE LOSS
A summary of activity in the Company’s accumulated other comprehensive loss consists of the following (in thousands):

Balance at September 30, 2008	$—

Change in fair value of interest rate swaps, net of income tax effect of $1,734	(2,926)

Balance at September 30, 2009	$(2,926)

6. DISCONTINUED OPERATIONS
The Company’s lease agreements to operate Mesa General Hospital (“Mesa Hospital”), located in Mesa, Arizona, and Biltmore Surgery Center (“Biltmore”), located in Phoenix, Arizona, expired by their terms on July 31, 2008 and September 30, 2008, respectively. The Company discontinued services at Mesa General on May 31, 2008, and Biltmore on April 30, 2008. The operating results of Mesa General and Biltmore are classified in the Company’s accompanying consolidated financial statements as discontinued operations. The following table sets forth the components of discontinued operations for the years ended September 30, 2009, 2008 and 2007, respectively, (in thousands):

	Year ended	Year ended	Year ended
	September 30,	September 30,	September 30,
	2009	2008	2007

Total net revenue	$974	$49,974	$88,335

Operating expenses	1,256	64,648	87,254
Loss on disposal of assets	—	3,928	—
Income tax expense (benefit)	(106)	(7,327)	412

Earning (loss) from discontinued operations, net of income taxes	$(176)	$(11,275)	$669

The Company allocated to discontinued operations interest expense of $2.5 million for each of the years ended September 30, 2008 and 2007. The allocation of interest expense to discontinued operations was based on the ratio of disposed net assets of Mesa General and Biltmore to the sum of total net assets of the Company plus the Company’s total outstanding debt.
Income taxes allocated to the discontinued operations resulted in related effective tax rates of 37.6%, 39.4% and 38.2% for the years ended September 30, 2009, 2008 and 2007, respectively.
7. ACQUISITIONS
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

8. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	September 30,	September 30,
	2009	2008
Land	$102,499	$103,763
Buildings and improvements	792,467	693,113
Equipment	500,450	471,207

	1,395,416	1,268,083
Less accumulated depreciation and amortization	(414,572)	(325,560)

	980,844	942,523
Construction-in-progress (estimated cost to complete at September 30, 2009 — $13.7 million)	16,509	61,725

	$997,353	$1,004,248

Included in equipment are assets acquired under capital leases of $4.6 million and $5.6 million, net of accumulated amortization of $3.4 million and $2.1 million, at September 30, 2009 and 2008, respectively.
9. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents the changes in the carrying amount of goodwill from September 30, 2007 through September 30, 2009 (in thousands):

	Acute	Health
	Care	Choice	Total
Balance at September 30, 2007	$750,836	$5,757	$756,593
Adjustments in deferred tax assets and liabilities	(3,769)	—	(3,769)
Adjustment resulting from Ouachita Community Hospital	17,134	—	17,134
Adjustments resulting from purchase price allocation of Alliance Hospital	10,593	—	10,593
Other purchase price adjustments	48	—	48

Balance at September 30, 2008	774,842	5,757	780,599
Impairment of Florida market goodwill	(64,639)	—	(64,639)
Other acquisitions	1,960	—	1,960

Balance at September 30, 2009	$712,163	$5,757	$717,920

As a result of the Company’s annual impairment testing, the Company has recorded a $64.6 million non-cash charge ($43.2 million after tax) for the impairment of goodwill related to its Florida market. The Company assesses the recoverability of goodwill at its market levels and has determined the write-off of all Florida market goodwill to be appropriate. In connection with the analysis resulting in the write-off of Florida market goodwill, the Company has determined all remaining goodwill and long-lived assets to be recoverable, and therefore, no further impairment was deemed necessary.
Other intangible assets consist solely of Health Choice’s contract with AHCCCS, which is amortized over a period of 15 years, the contract’s estimated useful life, including assumed renewal periods. The gross intangible value originally assigned to the contract was $45.0 million. The Company expects amortization expense for this intangible asset, to be $3.0 million per year over the estimated life of the contract. Amortization of intangible assets is included in depreciation and amortization expense and totaled $3.0 million for each of the years ended September 30, 2009, 2008 and 2007. Net other intangible assets included in the accompanying consolidated balance sheets at September 30, 2009 and 2008 totaled $30.0 million and $33.0 million, respectively.

10. MEMBER’S EQUITY
Common Interests of IASIS
As of September 30, 2009, all of the common interests of IASIS were owned by IAS, its sole member.
11. STOCK OPTIONS
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
2004 Stock Option Plan
The IAS 2004 Stock Option Plan (the “2004 Stock Option Plan”) was established to promote the Company’s interests by providing additional incentives to its key employees, directors, service providers and consultants. The options granted under the plan represent the right to purchase IAS common stock upon exercise. Each option shall be identified as either an incentive stock option or a non-qualified stock option. The plan was adopted by the board of directors and majority stockholder of IAS in June 2004. The maximum number of shares of IAS common stock that may be issued pursuant to options granted under the 2004 Stock Option Plan is 2,340,650. In addition, prior to an initial public offering, an additional 146,000 shares of common stock will be available for grant in June of each year. The options become exercisable over a period not to exceed five years after the date of grant, subject to earlier vesting provisions as provided for in the 2004 Stock Option Plan. All options granted under the 2004 Stock Option Plan expire no later than 10 years from the respective dates of grant. At September 30, 2009, there were 580,475 options available for grant.
Information regarding the Company’s stock option activity for the years ended September 30, 2007 through September 30, 2009, is summarized below:

	2004 Stock Option Plan			Rollover Options
			Weighted			Weighted
			Average			Average
		Option Price	Exercise		Option Price	Exercise
	Options	Per Share	Price	Options	Per Share	Price
Options outstanding at September 30, 2006	1,595,485	$20.00-$35.68	$22.28	166,413	$8.75-$437.48	$17.16

Granted	7,080	$34.75-$35.68	$35.54	—	—	—
Exercised	—	—	—	—	—	—
Cancelled/forfeited	(111,440)	$20.00-$35.68	$25.61	(3,263)	$437.48	$437.48

Options outstanding at September 30, 2007	1,491,125	$20.00-$35.68	$22.09	163,150	$8.75	$8.75

Granted	1,080	$34.75	$34.75	—	—	—
Exercised	(9,600)	$20.00	$20.00	—	—	—
Cancelled/forfeited	(80,720)	$20.00-$35.68	$26.04	—	—	—

Options outstanding at September 30, 2008	1,401,885	$20.00-$35.68	$21.82	163,150	$8.75	$8.75

Granted	477,700	$34.75	$34.75	—	—	—
Exercised	—	—	—	—	—	—
Cancelled/forfeited	(119,410)	$20.00-$35.68	$31.17	—	—	—

Options outstanding at September 30, 2009	1,760,175	$20.00-$35.68	$24.70	163,150	$8.75	$8.75

Options exercisable at September 30, 2009	1,252,436	$20.00-$35.68	$21.11	163,150	$8.75	$8.75

The following table provides information regarding assumptions used in the fair value measurement for options granted on or after October 1, 2006, and the weighted average assumptions used in the fair value pro forma disclosures required for stock-options granted prior to October 1, 2006.

	Options Granted	Options Granted
	On or After	Prior to
	October 1, 2006	October 1, 2006
Risk-free interest	3.1%	4.6%
Dividend yield	0.0%	0.0%
Volatility	35.0%	N/A
Expected option life	7.3 years	9.8 years
For options granted on or after October 1, 2006, the Company used the Black-Scholes-Merton valuation model in determining the fair value measurement. Volatility for such options was estimated based on the historical stock price information of certain peer group companies for a period of time equal to the expected option life period.
12. INCOME TAXES
Income tax expense on earnings from continuing operations consists of the following (in thousands):

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2009	2008	2007
Current:
Federal	$28,220	$12,631	$132
State	4,933	3,326	1,674
Deferred:
Federal	(5,092)	15,522	23,172
State	(485)	3,846	931

	$27,576	$35,325	$25,909

A reconciliation of the federal statutory rate to the effective income tax rate applied to earnings from continuing operations before income taxes for the years ended September 30, 2009, 2008 and 2007, is as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2009	2008	2007
Federal statutory rate	$19,544	$29,020	$23,396
State income taxes, net of federal income tax benefit	2,892	4,663	1,693
Nondeductible goodwill impairment charges	2,470	—	—
Other non-deductible expenses	550	418	328
Change in valuation allowance charged to federal tax provision	1,576	970	541
Other items, net	544	254	(49)

Income tax expense	$27,576	$35,325	$25,909

A summary of the items comprising the deferred tax assets and liabilities is as follows (in thousands):

	September 30,		September 30,
	2009		2008
	Assets	Liabilities	Assets	Liabilities
Depreciation and fixed asset basis differences	$—	$77,743	$—	$67,317
Amortization and intangible asset basis differences	—	55,721	—	64,742
Allowance for doubtful accounts	30,769	—	29,958	—
Professional liability	15,561	—	12,801	—
Accrued expenses and other liabilities	14,625	—	13,436	—
Deductible carryforwards and credits	9,861	—	8,709	—
Other, net	3,841	—	570	—
Valuation allowance	(8,580)	—	(5,647)	—

Total	$66,077	$133,464	$59,827	$132,059

Net current deferred tax assets of $39.0 million and $38.9 million and net non-current deferred tax liabilities of $106.4 million and $111.1 million are included in the accompanying consolidated balance sheets at September 30, 2009 and 2008, respectively. The Company had a net income tax payable of $3.4 million and $2.2 million included in other current liabilities at September 30, 2009 and 2008, respectively.
The Company and some of its subsidiaries are included in IAS’ consolidated filing group for U.S. federal income tax purposes, as well as in certain state and local income tax returns that include IAS. With respect to tax returns for any taxable period in which the Company or any of its subsidiaries are included in a tax return filing with IAS, the amount of taxes to be paid by the Company is determined, subject to some adjustments, as if it and its subsidiaries filed their own tax returns excluding IAS. As of September 30, 2009, member’s equity in the accompanying consolidated balance sheet includes $27.3 million in capital contributions representing cumulative tax benefits generated by IAS and utilized by the Company in the combined tax return filings, for which IAS did not require cash settlement from the Company. At September 30, 2008, the net income tax payable by the Company of $2.2 million was comprised of $3.2 million net taxes refundable from taxing authorities and $5.4 million payable to IAS for tax benefits generated by IAS and utilized by the Company in the combined tax return filings.
The Company maintains a valuation allowance for deferred tax assets it believes may not be utilized. The valuation allowance increased by $2.9 million and $1.8 million during the years ended September 30, 2009 and 2008, respectively. The increases in the valuation allowance for both years relate to the generation of net operating loss carryforwards by certain subsidiaries excluded from the IAS consolidated federal income tax return, as well as state net operating loss carryforwards that may not ultimately be utilized.
As of September 30, 2009, federal net operating loss carryforwards were available to offset $11.1 million of future taxable income generated by subsidiaries of the Company that are excluded from the IAS consolidated return. A valuation allowance has been established against $8.8 million of these carryforwards, which expire between 2026 and 2029. State net operating losses in the amount of $146.2 million were also available, but largely offset by a valuation allowance. The state net operating loss carryforwards expire between 2018 and 2029.
As a result of adopting the provisions of FASB authoritative guidance regarding accounting for uncertainty in income taxes, on October 1, 2007, the Company recorded a liability for unrecognized tax benefits of $8.1 million, including accrued interest of $83,000. The adjustment was comprised of a cumulative effect decrease to member’s equity of $59,000, and a decrease to net noncurrent deferred tax liabilities of $8.1 million. An additional $9.9 million of unrecognized tax benefits were reflected as a reduction to deferred tax assets for federal and state net operating losses generated by uncertain tax deductions as of October 1, 2007.
FASB authoritative guidance regarding accounting for uncertainty in income taxes permits interest and penalties on underpayments of income taxes to be classified as interest expense, income tax expense, or another appropriate expense classification based on the accounting election of the company. The Company’s policy is to classify interest and penalties as a component of income tax expense. Income tax expense for the year ended September 30, 2009, has been reduced by $122,000 due to a decrease in accrued interest payable in connection with uncertain tax positions (net of related tax benefits). Interest expense totaling $146,000 (net of related tax benefits) is included in income tax expense for the year ended September 30, 2008.

The liability for unrecognized tax benefits included in the accompanying consolidated balance sheets was $7.8 million, including accrued interest of $122,000 at September 30, 2009, and $9.9 million, including accrued interest of $308,000 at September 30, 2008. An additional $5.9 million of unrecognized tax benefits are reflected as a reduction to deferred tax assets for state net operating losses generated by uncertain tax deductions as of September 30, 2009 and 2008. Of the total unrecognized tax benefits at September 30, 2009, approximately $1.4 million (net of the tax benefit on state taxes and interest) represents the amount of unrecognized tax and interest that, if recognized, would favorably impact the Company’s effective income tax rate. The remainder of the unrecognized tax positions consist of items for which the uncertainty relates only to the timing of the deductibility, and state net operating loss carryforwards for which ultimate recognition would result in the creation of an offsetting valuation allowance due to the unlikelihood of future taxable income in that state.
A summary of activity of the Company’s total amounts of unrecognized tax benefits is as follows (in thousands):

	Year Ended	Year Ended
	September 30,	September 30,
	2009	2008
Unrecognized tax benefits at October 1	$15,550	$17,942
Additions resulting from tax positions taken in a prior period	14	937
Reductions resulting from tax positions taken in a prior period	(3,171)	(6,258)
Additions resulting from tax positions taken in the current period	1,965	2,929
Reductions resulting from lapse of statute of limitations	(720)	—

Unrecognized tax benefits at September 30	$13,638	$15,550

During the year ended September 30, 2009, the IRS completed its examinations of the Company’s consolidated corporate tax return for the year ended September 30, 2006, and one of its partnership’s income tax return for the year ended September 30, 2005. The IRS proposed no adjustments in either examination. The Company’s tax years 2006 and beyond remain open to additional examinations by U.S. federal and state taxing authorities. It is reasonably possible that unrecognized tax benefits could significantly increase or decrease within the next twelve months. However, the Company is currently unable to estimate the range of any possible change.
13. COMMITMENTS AND CONTINGENCIES
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
Professional, General and Workers’ Compensation Liability Risks
The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment and personal injuries. To cover these types of claims, the Company maintains professional and general liability insurance in excess of self-insured retentions through a commercial insurance carrier in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is currently not a party to any such proceedings that, in the Company’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company expenses an estimate of the costs it expects to incur under the self-insured retention exposure for professional and general liability claims using historical claims data, demographic factors, severity factors, current incident logs and other actuarial analysis. At September 30, 2009 and 2008, the Company’s professional and general liability accrual for asserted and unasserted claims totaled $41.7 million and $34.3 million, respectively. The semi-annual valuations from the Company’s independent actuary for professional and general liability losses resulted in a change related to estimates for prior years which decreased professional and general liability expense by $1.2 million, $6.8 million and $6.6 million during the years ended September 30, 2009, 2008 and 2007, respectively.

The Company is subject to claims and legal actions in the ordinary course of business relative to workers’ compensation and other labor and employment matters. To cover these types of claims, the Company maintains workers’ compensation insurance coverage with a self-insured retention. The Company accrues costs of workers’ compensation claims based upon estimates derived from its claims experience. The semi-annual valuations from the Company’s independent actuary for workers’ compensation losses resulted in a change related to estimates for prior years which decreased workers’ compensation expense by $526,000, during the year ended September 30, 2009, increased workers’ compensation expense by $759,000 during the year ended September 30, 2008, and decreased workers’ compensation expense by $1.0 million during the year ended September 30, 2007.
Health Choice
Health Choice has entered into capitated contracts whereby the Plan provides healthcare services in exchange for fixed periodic and supplemental payments from the AHCCCS and CMS. These services are provided regardless of the actual costs incurred to provide these services. The Company receives reinsurance and other supplemental payments from AHCCCS to cover certain costs of healthcare services that exceed certain thresholds. The Company believes the capitated payments, together with reinsurance and other supplemental payments are sufficient to pay for the services Health Choice is obligated to deliver. As of September 30, 2009, the Company has provided a performance guaranty in the form of letters of credit totaling $43.2 million for the benefit of AHCCCS to support its obligations under the Health Choice contract to provide and pay for the healthcare services. The amount of the performance guaranty is generally based in part upon the membership in the Plan and the related capitation revenue paid to Health Choice.
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

The Company’s facilities obtain clinical and administrative services from a variety of vendors. One vendor, a medical practice that furnished cardiac catheterization services under contractual arrangements at Mesa General and St. Luke’s Medical Center (“St. Luke’s”) through March 31, 2008 and May 31, 2008, respectively, has claimed that, because of deferred fee adjustments that it claims are due under these arrangements, it is owed additional amounts for services rendered since April 1, 2006 at both facilities. The Company and the vendor have not reached agreement with respect to the amount of the fee adjustment, if any, that is contractually required, nor with respect to the methodology that may appropriately be used in determining such amount. On October 1, 2008, the vendor filed a complaint in arbitration for an aggregate adjustment in excess of amounts accrued to date by the Company. Although the Company cannot currently estimate the amount of any fee adjustment that Mesa General or St. Luke’s ultimately may be required to pay, it believes that the aggregate adjustment sought by the vendor is substantially in excess of any such amount. Likewise, the vendor has also filed a state-court complaint asserting its fee adjustment claims and also alleging certain tort claims that arise from the same fee dispute, as well as from the closure of Mesa General preceding expiration of the Company’s lease for the Mesa General property in July 2008. The majority of the vendor’s cardiac catheterization services were performed at the Mesa General facility, which is included in discontinued operations in the accompanying consolidated statements of operations. The Company’s motion to compel arbitration was granted without oral argument by the court in Phoenix on August 13, 2009 and the court ordered the parties to either agree on an arbitrator or submit their respective party-appointed arbitrators to the court, whereupon those appointed arbitrators would each submit a nominee for neutral third-party arbitrator to the court for the court’s selection. The parties are following the court-ordered procedure for appointment of the arbitration panel, after which time, the three-person panel will meet and set up a hearing among the parties to set the schedule and structure for the arbitration.
14. LEASES
The Company leases various buildings, office space and equipment under capital and operating lease agreements. These leases expire at various times and have various renewal options.
The Company is a party to an amended facility lease with a 15 year term that expires in January 31, 2019, and includes options to extend the term of the lease through January 31, 2039. The annual cost under this agreement is $6.4 million, payable in monthly installments. Future minimum lease payments at September 30, 2009, are as follows (in thousands):

	Capital	Operating
	Leases	Leases
2010	$1,118	$21,839
2011	923	17,560
2012	647	15,401
2013	562	14,734
2014	562	13,353
Thereafter	5,194	42,277

Total minimum lease payments	$9,006	$125,164

Amount representing interest (at rates ranging from 4.4% to 14.2%)	3,781

Present value of net minimum lease payments (including $654 classified as current)	$5,225

Aggregate future minimum rentals to be received under noncancellable subleases as of September 30, 2009, were $4.3 million.
15. RETIREMENT PLANS
Substantially all employees who are employed by the Company or its subsidiaries, upon qualification, are eligible to participate in a defined contribution 401(k) plan (the “Retirement Plan”). Employees who elect to participate generally make contributions from 1% to 20% of their eligible compensation, and the Company matches, at its discretion, such contributions up to a maximum percentage. Generally, employees immediately vest 100% in their own contributions and vest in the employer portion of contributions over a period not to exceed five years. Company contributions to the Retirement Plan were $5.7 million, $5.0 million and $4.3 million for the years ended September 30, 2009, 2008 and 2007, respectively.

16. SEGMENT AND GEOGRAPHIC INFORMATION
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

	For the Year Ended September 30, 2009
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue	$1,662,469	$—	$—	$1,662,469
Premium revenue	—	699,503	—	699,503
Revenue between segments	9,316	—	(9,316)	—

Total net revenue	1,671,785	699,503	(9,316)	2,361,972

Salaries and benefits	641,893	19,028	—	660,921
Supplies	250,310	263	—	250,573
Medical claims	—	602,076	(9,316)	592,760
Other operating expenses	302,804	22,931	—	325,735
Provision for bad debts	192,563	—	—	192,563
Rentals and leases	37,563	1,564	—	39,127
Hurricane-related property damage	938	—	—	938

Adjusted EBITDA(1)	245,714	53,641	—	299,355

Interest expense, net	67,890	—	—	67,890
Depreciation and amortization	94,014	3,448	—	97,462
Impairment of goodwill	64,639	—	—	64,639
Management fees	5,000	—	—	5,000

Earnings from continuing operations before gain (loss) on disposal of assets, minority interests and income taxes	14,171	50,193	—	64,364
Gain (loss) on disposal of assets, net	1,616	(151)	—	1,465
Minority interests	(9,987)	—	—	(9,987)

Earnings from continuing operations before income taxes	$5,800	$50,042	$—	$55,842

Segment assets	$2,109,422	$247,782		$2,357,204

Capital expenditures — continuing operations	$86,875	$845		$87,720

Goodwill	$712,163	$5,757		$717,920

	For the Year Ended September 30, 2008
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue	$1,523,790	$—	$—	$1,523,790
Premium revenue	—	541,746	—	541,746
Revenue between segments	9,594	—	(9,594)	—

Total net revenue	1,533,384	541,746	(9,594)	2,065,536

Salaries and benefits	614,442	17,667	—	632,109
Supplies	231,001	258	—	231,259
Medical claims	—	461,649	(9,594)	452,055
Other operating expenses	264,814	18,309	—	283,123
Provision for bad debts	161,936	—	—	161,936
Rentals and leases	35,466	1,167	—	36,633
Hurricane-related property damage	3,589	—	—	3,589

Adjusted EBITDA(1)	222,136	42,696	—	264,832

Interest expense, net	75,665	—	—	75,665
Depreciation and amortization	93,003	3,738	—	96,741
Management fees	5,000	—	—	5,000

Earnings from continuing operations before loss on disposal of assets, minority interests and income taxes	48,468	38,958	—	87,426
Loss on disposal of assets, net	(75)	—	—	(75)
Minority interests	(4,437)	—	—	(4,437)

Earnings from continuing operations before income taxes	$43,956	$38,958	$—	$82,914

Segment assets	$2,123,069	$185,078		$2,308,147

Capital expenditures — continuing operations	$136,425	$990		$137,415

Goodwill	$774,842	$5,757		$780,599

	For the Year Ended September 30, 2007
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue	$1,315,438	$—	$—	$1,315,438
Premium revenue	—	450,641	—	450,641
Revenue between segments	7,540	—	(7,540)	—

Total net revenue	1,322,978	450,641	(7,540)	1,766,079

Salaries and benefits	518,989	14,803	—	533,792
Supplies	194,630	285	—	194,915
Medical claims	—	384,045	(7,540)	376,505
Other operating expenses	251,167	15,096	—	266,263
Provision for bad debts	136,233	—	—	136,233
Rentals and leases	30,384	1,162	—	31,546
Business interruption insurance recoveries	(3,443)	—	—	(3,443)

Adjusted EBITDA(1)	195,018	35,250	—	230,268

Interest expense, net	71,206	—	—	71,206
Depreciation and amortization	71,828	3,560	—	75,388
Loss on extinguishment of debt	6,229	—	—	6,229
Management fees	4,746	—	—	4,746

Earnings from continuing operations before loss on disposal of assets, minority interests and income taxes	41,009	31,690	—	72,699
Loss on disposal of assets, net	(1,359)	—	—	(1,359)
Minority interests	(4,496)	—	—	(4,496)

Earnings from continuing operations before income taxes	$35,154	$31,690	$—	$66,844

Segment assets	$2,035,386	$151,036		$2,186,422

Capital expenditures — continuing operations	$193,570	$473		$194,043

Goodwill	$750,836	$5,757		$756,593

(1)	Adjusted EBITDA represents net earnings before interest expense, income tax expense (benefit), depreciation and amortization, impairment of goodwill, loss on extinguishment of debt, gain (loss) on disposal of assets, minority interests and management fees. Management fees represent monitoring and advisory fees paid to TPG, the Company’s majority financial sponsor, and certain other members of IASIS Investment LLC. Management routinely calculates and communicates adjusted EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within the healthcare industry to evaluate hospital performance, allocate resources and measure leverage capacity and debt service ability. In addition, the Company uses adjusted EBITDA as a measure of performance for its business segments and for incentive compensation purposes. Adjusted EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net earnings, cash flows generated by operating, investing, or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Adjusted EBITDA, as presented, differs from what is defined under the Company’s senior secured credit facilities and may not be comparable to similarly titled measures of other companies.
17. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
A summary of accrued expenses and other current liabilities consists of the following (in thousands):

	September 30,	September 30,
	2009	2008
Employee health insurance payable	$9,183	$10,834
Accrued property taxes	10,496	10,041
Health Choice program settlements payable	13,720	—
Other	32,302	30,927

	$65,701	$51,802

18. ALLOWANCE FOR DOUBTFUL ACCOUNTS
A summary of activity in the Company’s allowance for doubtful accounts is as follows (in thousands):

				Accounts
				Written Off,
	Beginning	Provision for		Net of		Ending
	Balance	Bad Debts	Other (1)	Recoveries	Acquisitions	Balance
Year Ended September 30, 2007	$109,877	136,233	6,475	(167,900)	13,144	$97,829
Year Ended September 30, 2008	$97,829	161,936	6,782	(158,092)	—	$108,455
Year Ended September 30, 2009	$108,455	192,563	641	(175,527)	—	$126,132

(1)	Represents provision for bad debts recorded at facilities which are now included in discontinued operations.
The provision for bad debts increased $30.6 million during the year ended September 30, 2009, primarily as a result of increases in self-pay volume and revenue. The provision for bad debts increased $25.7 during the year end September 30, 2008, primarily as a result of increases in self-pay volume and revenue, as well as the effect of a full year of operations at Mountain Vista Medical Center, Alliance and Glenwood.
19. IMPACT OF HURRICANE ACTIVITY
The Medical Center of Southeast Texas, the Company’s hospital located in Port Arthur, Texas, was damaged during Hurricane Ike in September 2008. The hospital sustained roof and water intrusion damage. The majority of services at the hospital became operational during October of 2008. The Company’s results from operations include hurricane-related property damage of $938,000 and $3.6 million for the years ended September 30, 2009 and 2008, respectively.
During the year ended September 30, 2007, the Company received business interruption insurance recoveries of $3.4 million resulting from the temporary closure and disruption of operations at The Medical Center of Southeast Texas, as a result of Hurricane Rita in 2005. Amounts received during the year ended September 30, 2007, represent the final settlement of the Company’s business interruption insurance claim related to Hurricane Rita.
20. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
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
Summarized condensed consolidating balance sheets at September 30, 2009 and 2008, condensed consolidating statements of operations and cash flows for the years ended September 30, 2009, 2008 and 2007, for the Company, segregating the parent company issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, are found below. Prior year amounts have been reclassified to conform to the current year presentation.

IASIS Healthcare LLC
Condensed Consolidating Balance Sheet
September 30, 2009
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$206,331	$197	$—	$206,528
Accounts receivable, net	—	90,883	139,315	—	230,198
Inventories	—	22,405	28,087	—	50,492
Deferred income taxes	39,038	—	—	—	39,038
Prepaid expenses and other current assets	—	15,521	33,932	—	49,453

Total current assets	39,038	335,140	201,531		575,709

Property and equipment, net	—	347,657	649,696	—	997,353
Intercompany	—	(243,956)	243,956	—	—
Net investment in and advances to subsidiaries	1,690,127	—	—	(1,690,127)	—
Goodwill	17,331	67,445	633,144	—	717,920
Other intangible assets, net	—	—	30,000	—	30,000
Other assets, net	15,182	16,780	4,260	—	36,222

Total assets	$1,761,678	$523,066	$1,762,587	$(1,690,127)	$2,357,204

Liabilities and Member’s Equity
Current liabilities:
Accounts payable	$—	$25,269	$43,283	$—	$68,552
Salaries and benefits payable	—	25,008	17,540	—	42,548
Accrued interest payable	12,511	(3,239)	3,239	—	12,511
Medical claims payable	—	—	113,519	—	113,519
Other accrued expenses and other current liabilities	—	39,559	26,142	—	65,701
Current portion of long-term debt and capital lease obligations	7,431	935	20,614	(20,614)	8,366

Total current liabilities	19,942	87,532	224,337	(20,614)	311,197

Long-term debt and capital lease obligations	1,045,260	6,211	566,980	(566,980)	1,051,471
Deferred income taxes	106,425	—	—	—	106,425
Other long-term liabilities	—	53,577	645	—	54,222
Minority interests	—	53,042	—	—	53,042

Total liabilities	1,171,627	200,362	791,962	(587,594)	1,576,357
Member’s equity	590,051	322,704	970,625	(1,102,533)	780,847

Total liabilities and member’s equity	$1,761,678	$523,066	$1,762,587	$(1,690,127)	$2,357,204

IASIS Healthcare LLC
Condensed Consolidating Balance Sheet
September 30, 2008
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$80,336	$402	$—	$80,738
Accounts receivable, net	—	101,291	122,847	—	224,138
Inventories	—	21,236	28,218	—	49,454
Deferred income taxes	38,860	—	—	—	38,860
Prepaid expenses and other current assets	—	19,688	40,365	—	60,053

Total current assets	38,860	222,551	191,832		453,243

Property and equipment, net	—	363,106	641,142	—	1,004,248
Intercompany	—	(190,870)	190,870	—	—
Net investment in and advances to subsidiaries	1,717,907	—	—	(1,717,907)	—
Goodwill	18,609	128,764	633,226	—	780,599
Other intangible assets, net	—	—	33,000	—	33,000
Other assets, net	18,210	12,944	5,903	—	37,057

Total assets	$1,793,586	$536,495	$1,695,973	$(1,717,907)	$2,308,147

Liabilities and Member’s Equity
Current liabilities:
Accounts payable	$—	$24,708	$40,143	$—	$64,851
Salaries and benefits payable	—	16,819	14,988	—	31,807
Accrued interest payable	12,460	(3,242)	3,242	—	12,460
Medical claims payable	—	—	97,343	—	97,343
Other accrued expenses and other current liabilities	—	38,552	13,250	—	51,802
Current portion of long-term debt and capital lease obligations	6,042	1,581	15,255	(15,255)	7,623

Total current liabilities	18,502	78,418	184,221	(15,255)	265,886

Long-term debt and capital lease obligations	1,098,928	8,071	588,172	(588,172)	1,106,999
Deferred income taxes	111,092	—	—	—	111,092
Other long-term liabilities	—	43,871	655	—	44,526
Minority interests	—	51,875	—	—	51,875

Total liabilities	1,228,522	182,235	773,048	(603,427)	1,580,378
Member’s equity	565,064	354,260	922,925	(1,114,480)	727,769

Total liabilities and member’s equity	$1,793,586	$536,495	$1,695,973	$(1,717,907)	$2,308,147

IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
(in thousands)

	For the Year Ended September 30, 2009
		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net revenue:
Acute care revenue	$—	$656,913	$1,014,872	$(9,316)	$1,662,469
Premium revenue	—	—	699,503	—	699,503

Total net revenue	—	656,913	1,714,375	(9,316)	2,361,972

Costs and expenses:
Salaries and benefits	—	336,687	324,234	—	660,921
Supplies	—	103,587	146,986	—	250,573
Medical claims	—	—	602,076	(9,316)	592,760
Other operating expenses	—	121,597	204,138	—	325,735
Provision for bad debts	—	94,662	97,901	—	192,563
Rentals and leases	—	16,138	22,989	—	39,127
Interest expense, net	67,890	—	43,063	(43,063)	67,890
Depreciation and amortization	—	42,492	54,970	—	97,462
Management fees	5,000	(21,862)	21,862	—	5,000
Impairment of goodwill	—	64,639	—	—	64,639
Hurricane-related property damage	—	—	938	—	938
Equity in earnings of affiliates	(84,640)	—	—	84,640	—

Total costs and expenses	(11,750)	757,940	1,519,157	32,261	2,297,608

Earnings (loss) from continuing operations before gain (loss) on disposal of assets, minority interests and income taxes	11,750	(101,027)	195,218	(41,577)	64,364
Gain (loss) on disposal of assets, net	—	1,598	(133)	—	1,465
Minority interests	—	(9,987)	—	—	(9,987)

Earnings (loss) from continuing operations before income taxes	11,750	(109,416)	195,085	(41,577)	55,842
Income tax expense	26,829	—	747	—	27,576

Net earnings (loss) from continuing operations	(15,079)	(109,416)	194,338	(41,577)	28,266
Earnings (loss) from discontinued operations, net of income taxes	106	(310)	28	—	(176)

Net earnings (loss)	$(14,973)	$(109,726)	$194,366	$(41,577)	$28,090

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

IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
(in thousands)

	For the Year Ended September 30, 2007
		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net revenue:
Acute care revenue	$—	$577,891	$745,087	$(7,540)	$1,315,438
Premium revenue	—	—	450,641	—	450,641

Total net revenue	—	577,891	1,195,728	(7,540)	1,766,079

Costs and expenses:
Salaries and benefits	—	284,520	249,272	—	533,792
Supplies	—	97,043	97,872	—	194,915
Medical claims	—	—	384,045	(7,540)	376,505
Other operating expenses	—	115,542	150,721	—	266,263
Provision for bad debts	—	68,824	67,409	—	136,233
Rentals and leases	—	11,985	19,561	—	31,546
Interest expense, net	71,206	—	34,684	(34,684)	71,206
Depreciation and amortization	—	37,161	38,227	—	75,388
Management fees	4,746	(16,030)	16,030	—	4,746
Loss on extinguishment of debt	6,229	—	—	—	6,229
Business interruption insurance recoveries	—	—	(3,443)	—	(3,443)
Equity in earnings of affiliates	(117,212)	—	—	117,212	—

Total costs and expenses	(35,031)	599,045	1,054,378	74,988	1,693,380

Earnings (loss) from continuing operations before loss on disposal of assets, minority interests and income taxes	35,031	(21,154)	141,350	(82,528)	72,699
Loss on disposal of assets, net	—	(774)	(585)	—	(1,359)
Minority interests	—	(4,496)	—	—	(4,496)

Earnings (loss) from continuing operations before income taxes	35,031	(26,424)	140,765	(82,528)	66,844
Income tax expense	25,909	—	—	—	25,909

Net earnings (loss) from continuing operations	9,122	(26,424)	140,765	(82,528)	40,935
Earnings (loss) from discontinued operations, net of income taxes	(2,202)	6,314	(3,443)	—	669

Net earnings (loss)	$6,920	$(20,110)	$137,322	$(82,528)	$41,604

IASIS Healthcare LLC
Condensed Consolidating Statement of Cash Flows
(in thousands)

	For the Year Ended September 30, 2009
		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net earnings (loss)	$(14,973)	$(109,726)	$194,366	$(41,577)	$28,090
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Loss (earnings) from discontinued operations	(106)	310	(28)	—	176
Depreciation and amortization	—	42,492	54,970	—	97,462
Amortization of loan costs	3,029	—	—	—	3,029
Minority interests	—	9,987	—	—	9,987
Income tax benefit from parent company interest	27,344	—	—	—	27,344
Deferred income taxes	(5,572)	—	—	—	(5,572)
Loss (gain) on disposal of assets	—	(1,598)	133	—	(1,465)
Impairment of goodwill	—	64,639	—	—	64,639
Hurricane-related property damage	—	—	938	—	938
Stock compensation costs	561	—	—	—	561
Equity in earnings of affiliates	(84,640)	—	—	84,640	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	—	9,319	(16,621)	—	(7,302)
Inventories, prepaid expenses and other current assets	—	1,179	5,549	—	6,728
Accounts payable, other accrued expenses and other accrued liabilities	51	30,220	15,613	—	45,884

Net cash provided by (used in) operating activities — continuing operations	(74,306)	46,822	254,920	43,063	270,499
Net cash provided by (used in) operating activities — discontinued operations	(106)	1,739	(161)	—	1,472

Net cash provided by (used in) operating activities	(74,412)	48,561	254,759	43,063	271,971

Cash flows from investing activities
Purchases of property and equipment	—	(24,965)	(62,755)	—	(87,720)
Cash paid for acquisitions	—	(1,941)	—	—	(1,941)
Proceeds from sale of assets	—	3,018	2,234	—	5,252
Change in other assets	—	(654)	2,477	—	1,823

Net cash used in investing activities — continuing operations	—	(24,542)	(58,044)	—	(82,586)
Net cash provided by investing activities — discontinued operations	—	10	—	—	10

Net cash used in investing activities	—	(24,532)	(58,044)	—	(82,576)

Cash flows from financing activities
Payment of debt and capital lease obligations	(55,015)	—	(461)	—	(55,476)
Distribution of minority interests	—	(269)	(6,481)	—	(6,750)
Costs paid for repurchase of partnership interests	—	(1,379)	—	—	(1,379)
Change in intercompany balances with affiliates, net	129,427	103,614	(189,978)	(43,063)	—

Net cash provided by (used in) financing activities	74,412	101,966	(196,920)	(43,063)	(63,605)

Increase (decrease) in cash and cash equivalents	—	125,995	(205)	—	125,790
Cash and cash equivalents at beginning of period	—	80,336	402	—	80,738

Cash and cash equivalents at end of period	$—	$206,331	$197	$—	$206,528

IASIS Healthcare LLC
Condensed Consolidating Statement of Cash Flows
(in thousands)

	For the Year Ended September 30, 2008
		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net earnings (loss)	$(18,402)	$(33,138)	$124,614	$(36,760)	$36,314
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Loss (earnings) from discontinued operations	(5,783)	12,257	4,801	—	11,275
Depreciation and amortization	—	42,721	54,020	—	96,741
Amortization of loan costs	2,913	—	—	—	2,913
Minority interests	—	4,437	—	—	4,437
Deferred income taxes	19,368	—	—	—	19,368
Loss (gain) on disposal of assets	—	81	(6)	—	75
Hurricane-related property damage	—	—	3,589	—	3,589
Equity in earnings of affiliates	(91,476)	—	—	91,476	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	—	23,114	(5,983)	—	17,131
Inventories, prepaid expenses and other current assets	—	2,328	(23,689)	—	(21,361)
Accounts payable, other accrued expenses and other accrued liabilities	(10,947)	(13,040)	(5,432)	—	(29,419)

Net cash provided by (used in) operating activities — continuing operations	(104,327)	38,760	151,914	54,716	141,063
Net cash provided by (used in) operating activities — discontinued operations	5,783	(884)	(2,586)	—	2,313

Net cash provided by (used in) operating activities	(98,544)	37,876	149,328	54,716	143,376

Cash flows from investing activities
Purchases of property and equipment	—	(45,109)	(92,306)	—	(137,415)
Cash paid for acquisitions	—	(16,799)	(22)	—	(16,821)
Proceeds from sale of assets	—	94	266	—	360
Change in other assets	—	5,226	(613)	—	4,613

Net cash used in investing activities — continuing operations	—	(56,588)	(92,675)	—	(149,263)
Net cash provided by (used in) investing activities — discontinued operations	—	(1,040)	23	—	(1,017)

Net cash used in investing activities	—	(57,628)	(92,652)	—	(150,280)

Cash flows from financing activities
Payment of debt and capital lease obligations	(303,190)	(849)	(2,572)	—	(306,611)
Proceeds from debt borrowings	384,978	—	—	—	384,978
Distribution of minority interests	—	(171)	(5,314)	—	(5,485)
Proceeds received from sale of partnership interests, net	—	15,070	—	—	15,070
Other	192	—	—	—	192
Change in intercompany balances with affiliates, net	16,564	90,592	(52,440)	(54,716)	—

Net cash provided by (used in) financing activities —
continuing operations	98,544	104,642	(60,326)	(54,716)	88,144
Net cash used in financing activities — discontinued operations	—	(502)	—	—	(502)

Net cash provided by (used in) financing activities	98,544	104,140	(60,326)	(54,716)	87,642

Increase (decrease) in cash and cash equivalents	—	84,388	(3,650)	—	80,738
Cash and cash equivalents at beginning of period	—	(4,052)	4,052	—	—

Cash and cash equivalents at end of period	$—	$80,336	$402	$—	$80,738

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A(T). Controls and Procedures.
Evaluations of Disclosure Controls and Procedures
Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2009. Based on this evaluation, the principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2009.
This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report for the year ended September 30, 2009.
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

Name	Age	Position
David R. White	62	Chairman of the Board and Chief Executive Officer
Sandra K. McRee	53	President and Chief Operating Officer
W. Carl Whitmer	45	Chief Financial Officer
Frank A. Coyle	45	Secretary and General Counsel
James Moake	40	Operations Chief Financial Officer
John M. Doyle	49	Vice President and Chief Accounting Officer
Paul Jenson	61	Executive Vice President
Kirk Olsen	59	Executive Vice President — Mountain Region
Dorothy Sawyer	59	President, Arizona Market
Richard Gonzalez	58	President, Texas and Louisiana Markets
Matt Tulin	43	Chief Financial Officer, Utah Market
Ruby Majhail	42	Chief Financial Officer, Arizona and Nevada
Joe Minissale	45	Chief Financial Officer, Texas and Louisiana Markets
Bashar Abunaser	41	Chief Financial Officer, Florida Market
Peter Stanos	46	Vice President, Ethics and Business Practices
Carolyn Rose	60	Chief Executive Officer, Health Choice Arizona, Inc.
Jonathan J. Coslet	45	Director
David Dupree	56	Director
Kirk E. Gorman	59	Director
Curtis S. Lane	52	Director
Todd B. Sisitsky	38	Director
Paul S. Levy	62	Director
Jeffrey C. Lightcap	50	Director
Sharad Mansukani	40	Director
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
Sandra K. McRee was appointed Chief Operating Officer of IAS in May 2001 and President in May 2004. She was appointed President and Chief Operating Officer of IASIS upon consummation of the Transactions. Ms. McRee was a Regional Vice President for Province Healthcare Corporation from April 1999 until May 2001, where she oversaw the operations of five facilities in Florida, Louisiana and Mississippi. Ms. McRee also served as Vice President, Operations of Province Healthcare Corporation from October 1998 through March 1999. From August 1997 through September 1998, she served as a Division President for Columbia/HCA. Ms. McRee also served as a Group Vice President, Operations for Columbia/HCA from May 1995 through July 1997. Prior to joining Columbia/HCA, Ms. McRee served as an Assistant Vice President for Community Health Systems Inc. where she oversaw 36 facilities. Ms. McRee has spent her entire professional career in the healthcare industry.

W. Carl Whitmer served as Vice President and Treasurer of IAS from March 2000 through October 2001, and was appointed Chief Financial Officer of IAS effective November 2001. He was appointed Chief Financial Officer of IASIS upon consummation of the Transactions. Prior to joining our company, Mr. Whitmer served various roles including Vice President of Finance and Treasurer and Chief Financial Officer of PhyCor Inc., where he was employed from July 1994 through February 2000. Mr. Whitmer’s responsibilities at PhyCor included acquisitions, capital planning and management, investor relations, treasury management and external financial reporting. Prior to joining PhyCor Inc., Mr. Whitmer served as a Senior Manager with the accounting firm of KPMG LLP, where he was employed from July 1986 to July 1994. Mr. Whitmer also serves on the board of directors, including the audit committee, of Fenwall, Inc.
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
Richard Gonzalez has served as President of the Texas and Louisiana Markets since December 2008. In addition, he has served as Chief Executive Officer of Southwest General Hospital since April 2003. Prior to joining IASIS, Mr. Gonzalez held numerous healthcare leadership positions in the United States and Mexico since 1975, including, most recently, as Chief Financial Officer of The Methodist Hospital in Houston, Texas.

Matt Tulin has served as Chief Financial Officer of the Utah Market since April 2009. Prior to that time, Mr. Tulin served as Chief Financial Officer over finance and operations, from 2006 to 2009, for NEA Baptist Memorial Hospital, formally Triad Healthcare then Community Health Systems, a joint venture syndication healthsystem over two acute care facilities. From 2004 to 2006, Mr. Tulin served as Chief Financial Officer at two LifePoint Hospitals, Southern Tennessee Medical Center in Winchester, Tennessee and Emerald Hodgson Hospital in Sewanee, Tennessee.
Ruby Majhail has served as Chief Financial Officer of the Arizona and Nevada Markets since December 2007. Ms. Majhail has also served as the Chief Financial Officer for Physician’s Group of Arizona, Inc. From November 2006 to September 2008, Ms. Majhail also served as the Chief Financial Officer of St. Luke’s Medical Center, St. Luke’s Behavioral Health Center, Biltmore Surgery Center and (until October 2007) Tempe St. Luke’s in Phoenix, Arizona. From November 1997 to October 2006, Ms. Majhail served as Vice President of Finance for Sun Health Corporation. Prior to that time, Ms. Majhail served as a Senior Manager with the accounting firm of Plante & Moran, where she specialized in healthcare audit and business advisory services.
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
Carolyn Rose has served as Chief Executive Officer of Health Choice since 1999. From 1983 to 1999, Ms. Rose held a number of senior management positions in the managed health care industry. Ms. Rose served as Executive Director/CEO for several large indigent practice associations as well as serving as a principal and partner in a consulting firm specializing in managed care and hospital consolidations.
Jonathan J. Coslet became a Director of IAS upon the consummation of the Transactions. Mr. Coslet is a Senior Partner of TPG. Mr. Coslet is also a member of the firm’s Investment Committee and Management Committee. Prior to joining TPG in 1993, Mr. Coslet was in the Investment Banking Department of Donaldson, Lufkin & Jenrette, specializing in leveraged acquisitions and high yield finance from 1991 to 1993. Mr. Coslet serves on the boards of directors of The Neiman Marcus Group, Inc., PETCO Animal Supplies, Inc., Biomet, Inc., Quintiles Transnational Corp. and Harrah’s Entertainment.
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

Kirk E. Gorman was appointed a Director of IAS in August 2004. Mr. Gorman currently serves as Senior Vice President and Chief Financial Officer of Jefferson Health System, a not-for-profit health system based in Radnor, Pennsylvania, which he joined in October 2003. Prior to joining Jefferson Health System, Mr. Gorman served as Senior Vice President and Chief Financial Officer of Universal Health Services, Inc., a public hospital company based in Pennsylvania, from 1987 to February 2003. Mr. Gorman also has 13 years of experience in the banking industry and served as Senior Vice President of Mellon Bank prior to his work in the healthcare industry. Mr. Gorman serves as a director of Cardionet Inc., the leading provider of mobile cardiac outpatient telemetry.
Curtis S. Lane became a Director of IAS upon the consummation of the Transactions. Mr. Lane is a Senior Managing Director of MTS Health Partners, L.P., a merchant banking firm focused on healthcare advisory and investment opportunities. Prior to forming MTS Health Partners, L.P. in 2000, Mr. Lane founded and managed the healthcare investment banking group at Bear, Stearns & Co. Inc. from its inception in 1986 until 1998. Mr. Lane is also on the board of Alliance HealthCare Services, Inc., a leading national provider of outpatient diagnostic imaging services.
Todd B. Sisitsky became a Director of IAS upon the consummation of the Transactions. Mr. Sisitsky is a partner of TPG Capital, L.P. where he leads the firm’s investment activities in the healthcare services, pharmaceutical and medical device sectors. In addition to IASIS, he played key roles in connection with TPG’s investments in Axcan Pharma, Biomet, Inc., Fenwal Transfusion Therapies and Surgical Care Affiliates, LLC and serves on the board of directors of each of these companies. Prior to joining TPG in 2003, Mr. Sisitsky worked at Forstmann Little & Company and Oak Hill Capital Partners.
Paul S. Levy has been a Director of IAS since October 1999. Mr. Levy is a Senior Managing Director of JLL Partners, Inc., which he founded in 1988. Mr. Levy serves as a director of several companies, including Builders FirstSource, Inc., FC Holdings, Inc., Patheon Inc., PGT Inc. and Pharmanet Development Group, Inc.
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
Pursuant to the limited liability company operating agreement of IASIS Investment, JLL is entitled to nominate two directors to IAS’ board of directors. TPG is entitled to nominate the remaining directors. Messrs. Levy and Lightcap serve on IAS’ board of directors as designees of JLL. The remaining directors serve as designees of TPG.
Audit Committee Financial Expert
The current members of our audit committee are Messrs. Lane, Sisitsky, Lightcap and Gorman. IAS’ board of directors has determined that Todd Sisitsky is an “audit committee financial expert” as that term is defined in Item 401(h) of Regulation S-K promulgated by the SEC.

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
The Committee’s compensation philosophy is to align the interests of the executive officers with those of the investors while encouraging long-term executive retention. Furthermore, the Committee believes that our ability to grow and be successful in the long-term is enhanced by a comprehensive compensation program that includes different types of incentives for attracting, motivating and retaining executives and rewarding outstanding service, including awards that link compensation to applicable performance measures. Under the Committee’s direction and supervision, we have developed and implemented compensation policies, plans and programs designed to enhance the quality of healthcare services delivered by our hospitals and increase investor value by closely aligning the financial interests of our named executive officers with those of our investors.
As discussed in more detail in the following pages, the compensation structure utilizes not only base salary to compensate our executives competitively, but also heavily relies on annual and long-term incentive compensation to attract and retain highly qualified executives and motivate them to perform to the best of their abilities. In years of outstanding achievement, the Committee believes that our named executive officers should be properly rewarded for their respective contributions to our success through a combination of incentive-based cash and equity-based awards.
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
During our fiscal year ended September 30, 2009, the Committee did not rely on the advice or reports of any external compensation consultant in making compensation decisions. As TPG has substantial experience and expertise in executive compensation and in some cases internally employs compensation experts, the Committee may from time to time rely upon such experience, expertise and experts.
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
Pay for Performance
The Company emphasizes aligning compensation with performance. With respect to our named executive officers, the primary factor that is utilized in structuring annual compensation, including payouts under the short-term incentive plan, is Adjusted EBITDA (as such term is defined in Note 16 to our consolidated financial statements) compared to our company budget for the previous year. Other factors that may in the Committee’s discretion be considered in certain years include:
•	Adjusted EBITDA year over year growth;

•	Free cash flow;

•	Return on invested capital;

•	Peer group comparisons including comparisons of net revenue growth, expense margins and return on capital;

•	Individual, company or division performance including certain core performance measures;

•	Promotion of an effective, company-wide program that fosters a culture of legal compliance; and

•	Response to unusual or extreme events.
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
Components of the Executive Compensation Program
Employment Agreements
During the process of completing the Transactions, TPG and the other equity investors entered into negotiations regarding employment agreements with Mr. White, Ms. McRee and Mr. Whitmer. The employment agreements that resulted were heavily negotiated and were largely influenced by the experience and expertise of TPG and the other equity holders as well as the executive’s previous performance and familiarity with the business. The resulting employment agreements established the foundation of the Company’s compensation structure with respect to Mr. White, Ms. McRee and Mr. Whitmer. Ms. Rose entered into an agreement for severance benefits and restrictive convenants upon being hired by IASIS in March 2001. Mr. Coyle does not have an employment agreement.
Base Salary
Base salary represents the fixed component of our named executive officers’ compensation and is intended to compensate the executive for competence in the executive role. The Committee attempts to maintain base salaries at competitive levels while also reserving a substantial portion of compensation for the other compensation elements that are directly related to company performance.
The Committee annually reviews and adjusts base salaries of the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. Mr. White approves all base salary increases for Mr. Coyle and Ms. Rose with the input of Mr. Whitmer as it relates to Ms. Rose. Any base salary increase during this annual process is generally intended to compensate the executive for exceptional performance or contributions, cost of living increases, changes in responsibility, and changes in the competitive landscape. Base salaries may also be adjusted at any time during the year if Mr. Coslet, the Committee, or Mr. White, as relevant, finds it necessary or advisable to maintain a competitive level or to compensate an individual for increased responsibility. Mr. White did not receive a base compensation increase during the year. Effective January 1, 2009, Ms. McRee and Mr. Whitmer each received base compensation increases of 2.5%. Mr. Coyle received an increase of .07% and Ms. Rose received an increase of 2.1%. The 2.5% increases granted to each of Ms. McRee and Mr. Whitmer were determined by the Committee to represent the cost of living adjustment necessary for the executives’ base salaries to remain competitive and to reflect a reasonable increase given the executives’ continued performance. Mr. White approved the .07% increase granted to Mr. Coyle to reflect a cost of living adjustment. Mr. White approved the 2.1% increase granted to Ms. Rose to reflect a cost of living adjustment and after taking into consideration her continued performance.

Short-Term Incentive Compensation
Our named executive officers have the opportunity to earn cash incentive awards based upon the level of achievement of financial performance metrics. The range of potential payouts for Mr. White, Ms. McRee and Mr. Whitmer are set forth in their employment agreements and, as discussed above, were highly negotiated during the Transactions. Mr. Coyle and Ms. Rose have only target bonus levels that have been approved by Mr. White as representing a competitive level and significantly aligning the interests of these executive officers with those of the investors.
Before the end of the first quarter of the relevant fiscal year, the Company, with the input of members of the board of directors and the investors, establishes target levels for Adjusted EBITDA (as such term is defined in Note 16 to our consolidated financial statements) and other operating metrics such as free cash flow that are used both for compensation and budgeting purposes. Our performance during the year versus the Adjusted EBITDA target levels is the primary factor in calculating the short-term incentive compensation paid to the named executive officers. The Committee has chosen Adjusted EBITDA as the primary financial metric used to calculate short term incentive compensation payouts because it believes it provides an effective measure of our company’s financial health and the creation of long-term equity value.
Annual incentive target awards to our named executive officers vary depending on the Company’s performance against the target levels for Adjusted EBITDA and other operating metrics, as follows:
Annual Incentive Target Award Ranges (as a Percentage of Base Salary) for Fiscal 2009

	Threshold	Target	Maximum
David R. White	20%	100%	200%
Sandra K. McRee	10%	50%	100%
W. Carl Whitmer	10%	50%	100%
Frank A. Coyle	—	35%	35%
Carolyn Rose	—	50%	75%
While the primary factor in calculating short-term incentive compensation payouts for Mr. White, Ms. McRee and Mr. Whitmer is Adjusted EBITDA, Mr. Coslet or the Committee, as relevant, may consider, in its discretion, other factors in awarding annual incentive compensation to these individuals, including:
•	Adjusted EBITDA year over year growth;

•	Free cash flow;

•	Return on invested capital;

•	Peer group comparisons including comparisons of net revenue growth, expense margins and return on capital;

•	Individual, company or division performance including certain core performance measures;

•	Promotion of an effective, company-wide program that fosters a culture of legal compliance; and

•	Response to unusual or extreme events.
While the primary factor in calculating short-term incentive compensation payouts for Mr. Coyle and Ms. Rose is also Adjusted EBITDA and the awards are generally either paid or not paid based upon meeting the budgeted level, Mr. White, Ms. McRee and Mr. Whitmer may consider quality and customer service metrics, cash collections, certain operational and individual goals, as well as any of the factors listed above, in either adjusting the level of payout or whether a payout is made.

In fiscal 2009, the Adjusted EBITDA target was the primary factor considered in awarding payment under the short-term incentive plan to the named executive officers. However, Mr. Coslet and the Committee, as relevant, also considered individual achievements, our company’s free cash flow financial performance to budget and the company’s overall financial performance compared to peer companies. As a result of the Company exceeding target levels for Adjusted EBITDA, free cash flow and other factors, the Committee granted awards at the maximum levels to Mr. White, Ms. McRee and Mr. Whitmer. The payment to Mr. Coyle under the short-term incentive plan was consistent with the target incentive compensation level. The Committee granted an award to Ms. Rose based on exceeding the targets and goals set for Health Choice.
Long-Term Incentive Compensation
Our executive officer compensation has a substantial equity component as we believe superior equity investors’ returns are achieved through a culture that focuses on long-term performance by our named executive officers and other key associates. By providing our executives with an equity stake in the Company, we are better able to align the interests of our named executive officers and our equity holders. As discussed above, at the time of the Transactions, Mr. White, Ms. McRee and Mr. Whitmer each received common stock options granted under the 2004 Option Plan and rolled over certain equity into fully vested preferred and common stock options. The preferred stock options were cashed out during fiscal 2007 in conjunction with the equity repurchase from the proceeds of the PIK loans which provided the named executive officers some return on their otherwise illiquid equity holdings in our company.
IAS also maintains the IAS 2004 Stock Option Plan and from time to time may grant additional options to the named executive officers pursuant to this plan. In making long-term equity incentive grants to the named executive officers, certain factors are considered, including but not limited to, the present ownership levels of the named executive officers and the level of the executive’s total compensation package compared to peer companies. It is the responsibility of Mr. Coslet to recommend grants to the Committee for Mr. White, Mr. White to recommend grants to the Committee for Ms. McRee and Mr. Whitmer, and Mr. White, Ms. McRee or Mr. Whitmer to recommend grants to the Committee for Mr. Coyle and Ms. Rose. There were grants made to all the named executive officers in fiscal 2009. Mr. White was granted 11,500 options. Ms. McRee and Mr. Whitmer were both granted 5,500 options. Mr. Coyle was granted 5,000 options and Ms. Rose was granted 11,600 options.
Generally, the exercise price of an option grant is set at the fair market value of a share of the common stock as of the grant date, as determined by the IAS board of directors in good faith and, as necessary, supplemented and supported by an independent third party valuation. We have no formal practices regarding the timing of option grants.
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
Non-qualified Executive Savings Plan
We provide certain of our employees a non-qualified executive savings plan. The plan is a voluntary, tax-deferred savings vehicle that is available to those employees earning a minimum base salary ($110,000 in 2009). The executive savings plan was implemented in order to assist in the recruitment and retention of key executives by providing the ability to defer additional pre-tax compensation in excess of the limits allowed by the Company’s 401(k) plan.

An eligible employee must contribute the maximum allowed by law to the IASIS 401(k) plan in order to participate in the non-qualified executive savings plan. There are two types of deferrals available under the plan: excess deferrals and additional deferrals. Excess deferrals are contributions that are deposited into the non-qualified executive savings plan because either (a) the participant’s earnings have exceeded $245,000 and/or (b) the participant’s deferrals into the 401(k) plan have reached a dollar limit stipulated by the IRS ($16,500 in 2009). Excess deferrals are automatically deposited into the nonqualified executive savings plan if these limits are reached. Employed physician excess deferrals are not matched. Executive excess deferrals are matched at the same rate as contributions to the 401(k) plan. There is a five-year service requirement for participants to vest in the IASIS excess matching contributions. Currently, only one of the named executive officers, Frank A. Coyle, participates in the plan and the company’s matching contribution with respect to his excess deferrals was $857 in fiscal 2009.
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
Severance and Change in Control Agreements
Messrs. White and Whitmer and Ms. McRee entered into employment agreements in connection with the Transactions, which agreements provide, among other things, for each executive’s rights upon a termination of employment. Ms. Rose entered into an agreement for severance benefits and restrictive covenants in March 2001, which provides for her rights upon a termination of employment. We believe that reasonable and appropriate severance and change in control benefits are appropriate in order to be competitive in our executive retention efforts. In agreeing to these benefits, the board of directors recognized that it may be difficult for such executives to find comparable employment within a short period of time. In addition, the board of directors recognized that formalized severance and change in control arrangements are common benefits offered by employers competing for similar senior executive talent. For example, the tax gross-up feature of Mr. White’s employment agreement was included because it was commonly offered by our peer companies as part of their executive compensation upon termination of employment. Finally, while Mr. White and Ms. McRee can unilaterally trigger their severance provisions by submitting their resignations within twelve months following a change in control, these provisions were specifically negotiated by Mr. White and Ms. McRee and the board of directors ultimately determined they were reasonable given the importance of the executives to the company. Information regarding applicable payments under such agreements for the named executive officers is provided under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” and “Potential Payments Upon Termination or Change in Control.”
Perquisites
From time to time we agree to provide certain executives with perquisites. We provide these perquisites on a limited basis in order to attract key talent and to enhance business efficiency. We believe these perquisites are in line with market practice. For fiscal 2009, we provided the named executive officers with the following perquisite:
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
The expenses associated with the stock options issued by IAS to executive officers and other key employees are reflected in our consolidated financial statements. In the first quarter of the fiscal year ended September 30, 2007, we began accounting for these stock-based payments in accordance with the new requirements of FASB authoritative guidance regarding accounting for share-based payments, which requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the consolidated financial statements based on their fair values.
We previously accounted for these awards under the former provisions of FASB authoritative guidance regarding accounting for stock based compensation, which allowed us to estimate the fair value of options using the minimum value method.
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
Compensation Committee Conclusion
The Committee’s philosophy for executive pay for fiscal 2009 was intended to reflect the unique attributes of our company and each employee individually in the context of our pay positioning policies, emphasizing an overall analysis of the executive’s performance for the prior year, projected role and responsibilities, required impact on execution of our strategy, vulnerability to recruitment by other companies, external pay practices, total cash compensation and equity positioning internally, current equity holdings, and other factors the Committee deemed appropriate. We believe our approach to executive compensation emphasized significant time and performance-based elements intended to promote long term investor value and strongly aligned the interests of our executive officers with those of investors.
Compensation Committee Report
The Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based upon the review and discussions, the Committee directed that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

Compensation Committee:

Jonathan J. Coslet
David R. White
Jeffrey C. Lightcap

Summary Compensation Table — Fiscal 2009
The following table sets forth, for the fiscal year ended September 30, 2009, the compensation earned by the Principal Executive Officer and Principal Financial Officer and our other three most highly compensated executive officers during 2009. We refer to these persons as our named executive officers. For 2009, “Salary” accounted for approximately 45% of the total compensation of the named executives, “Bonus” accounted for approximately 54% of total compensation, and all other compensation accounted for approximately 1% of total compensation. There are no above-market or preferential earnings on deferred compensation. Consequently, the table does not include earnings on deferred amounts. None of the named executive officers is eligible for pension benefits as we do not have a defined benefit program.

						Change in
						Pension Value
						and
					Non-Equity	Nonqualified
				Option	Incentive Plan	Deferred	All Other
Name and Principal		Salary	Bonus	Awards	Compensation	Compensation	Compensation
Position	Year	($)	($)(1)	($)(2)	($)(3)	Earnings ($)	($) (4)	Total ($)
David R. White
Chairman of the Board & Chief Executive Officer	2009	808,500	—	16,374	1,617,000	—	9,628	2,451,502
	2008	808,500	—	—	—	—	9,474	817,974
	2007	786,042	1,000,000	—	1,169,063	—	1,164,462	4,119,567

Sandra K. McRee
President and Chief Operating Officer	2009	600,000	—	6,264	600,000	—	7,242	1,213,506
	2008	585,135	—	—	—	—	8,142	593,277
	2007	525,525	800,000	—	525,525	—	853,940	2,704,990

W. Carl Whitmer
Chief Financial Officer	2009	534,871	—	6,264	534,871	—	7,879	1,083,885
	2008	521,620	—	—	—	—	8,638	530,258
	2007	468,481	800,000	—	468,481	—	679,394	2,416,356

Frank A. Coyle
Secretary and General Counsel	2009	339,570	—	5,693	118,850	—	7,596	471,709
	2008	337,097	—	—	—	—	7,098	344,195
	2007	327,276	150,000	—	114,547	—	117,024	708,847

Carolyn Rose
Chief Executive Officer — Health Choice	2009	245,000	—	13,208	158,400	—	8,498	425,106
	2008	240,000	—	—	236,250	—	9,551	485,801

1.	In connection with the refinancing and recapitalization transaction, certain executive officers, including the named executive officers, received, in recognition of their efforts associated with the increase in equity value of the Company since the Transactions, a special compensation bonus. The named executive officer’s respective bonus is represented in this column.

2.	Represents the proportionate amount of the total value of option awards recognized as an expense during fiscal 2009 for financial accounting purposes under the provision of FASB authoritative guidance regarding accounting for share-based payments, disregarding for this purpose estimated forfeitures related to service-based vesting conditions. Compensation expense is equal to the grant date fair value of the options estimated using the Black-Scholes-Merton model as amortized over the requisite service periods. See Note 2 to our consolidated financial statements, “Significant Accounting Policies” for additional information.

3.	Represents compensation for 2009 to the named executive officers made pursuant to the Company’s short-term incentive bonus plan.

4.	All other compensation in the Summary Compensation Table for fiscal 2009 consisted of the following:

	David R.	Sandra K.	W. Carl	Frank A.	Carolyn
	White	McRee	Whitmer	Coyle	Rose

Matching contributions (i)	$6,064	$6,000	$7,136	$7,118	$7,088
Group term life insurance premiums (ii)	3,564	1,242	743	478	1,410

Totals	$9,628	$7,242	$7,879	$7,596	$8,498

(i)	Represents total company contributions to each named executive officer’s accounts in the IASIS 401(k) plan. With respect to Mr. Coyle, amount also includes $857 in company contributions to his account in the company’s non-qualified executive savings plan.

(ii)	Represents insurance premiums paid by our company with respect to group term life insurance for the named executive officer.

Grants of Plan-Based Awards in Fiscal Year 2009

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
	Threshold	Target	Maximum
Name of Executive	($)	($)	($)
David R White	161,700	808,500	1,617,000
Sandra K. McRee	60,000	300,000	600,000
W. Carl Whitmer	53,487	267,436	534,871
Frank A. Coyle	—	118,850	118,850
Carolyn Rose	—	122,500	183,750

	Estimated Future Payouts Under Equity Incentive Plan Awards
	All Other Option
	Awards: Number of		Grant date fair
	Securities Underlying	Exercise or Base Price	value of stock and
	Options	of Option Awards	option awards
Name of Executive	(#)	($/Sh)	($)
David R White	11,500	34.75	78,131
Sandra K. McRee	5,500	34.75	37,367
W. Carl Whitmer	5,500	34.75	37,367
Frank A. Coyle	5,000	34.75	33,970
Carolyn Rose	11,600	34.75	78,810

1.	Awards made under the 2009 Short Term Incentive Plan.
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
On March 1, 2001, we entered into an agreement for severance benefits and restrictive covenants with Ms. Rose. Although Ms. Rose’s agreement does not provide for an initial base salary, it does provide for amounts to be paid to her upon certain termination events. Ms. Rose is also entitled to participate in a short-term compensation program on similar terms to the other executive officers and as described below.
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
The maximum number of shares of IAS common stock that may be issued pursuant to options granted under the plan is 2,340,650; provided, however, that on each anniversary of the closing of the Transactions prior to an initial public offering, an additional 146,000 shares of common stock will be available for grant.
The terms and conditions applicable to options are set forth by the Committee in each individual option agreement. However, no option granted under this plan may expire later than ten years from its date of grant. In addition, the Committee may not grant incentive stock options to any person who is not our employee on the date of the grant, and the exercise price of an incentive stock option cannot be less than the fair market value of a share of IAS common stock on the date of its grant. The exercise price of an incentive stock option granted to a stockholder who owns at the time of the grant shares of IAS common stock with more than 10% of the total combined voting power of all classes of IAS capital stock cannot be less than 110% of the fair market value of a share of IAS common stock on the date of the grant and the exercise period shall not exceed five years from the date of the grant. Furthermore, the aggregate fair market value of the shares of IAS common stock for which incentive stock options granted under this plan or any other stock option plan, determined as of the date of grant, that become exercisable for the first time by any person during any calendar year may not exceed $100,000. Any incentive stock options granted in excess of this limitation will be treated for all purposes as non-qualified stock options. As of September 30, 2009, we had no incentive stock options outstanding under the 2004 Stock Option Plan.
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
As of September 30, 2009, options to purchase a total of 1,759,095 shares had been granted and were outstanding under this plan, of which 1,252,436 were then vested and exercisable.

Outstanding Equity Awards at Fiscal 2009 Year-End
The following table summarizes the outstanding equity awards held by each named executive officer at September 30, 2009.

	Option Awards
	Number of		Number of
	Securities		Securities
	Underlying		Underlying
	Unexercised Options		Unexercised Options	Option
	(#)		(#)	Exercise Price	Option
Name	Exercisable		Unexercisable	($)	Expiration Date
(a)	(b)		(c)	(d)	(e)
David R. White	292,000		—	20.00	6/23/14
	194,000		—	20.00	3/22/15
	4,125		1,375	35.68	4/1/16
	—		11,500	34.75	10/2/18
	30,826	(1)	—	8.75	4/30/10
	29,832	(1)	—	8.75	11/30/10
Sandra K. McRee	116,800		—	20.00	6/23/14
	68,160		17,040	20.00	3/22/15
	1,950		1,300	35.68	4/1/16
	—		5,500	34.75	10/2/18
	44,501	(1)	—	8.75	5/31/11
W. Carl Whitmer	116,800		—	20.00	6/23/14
	68,160		17,040	20.00	3/22/15
	1,950		1,300	35.68	4/1/16
	—		5,500	34.75	10/2/18
	5,073	(1)	—	8.75	11/30/10
	30,288	(1)	—	8.75	10/31/11
Frank A. Coyle	30,000		—	20.00	9/9/14
	24,000		6,000	20.00	3/22/15
	6,000		4,000	35.68	4/1/16
	—		5,000	34.75	10/2/18
	5,440	(1)	—	8.75	4/30/10
Carolyn Rose	7,000		—	20.00	9/9/14
	840		560	35.68	4/1/16
	—		11,600	34.75	10/2/18

1.	Represents fully vested options issued in connection with the Transactions.
Option Award Vesting Schedule for David R. White

Grant Date	Vesting Schedule
6/23/2004	25% vests each year for four years from date of grant
3/22/2005	25% vests each year for four years from date of grant
4/1/2006	25% vests each year for four years from date of grant
10/2/2018	25% vests each year for four years from date of grant
Option Award Vesting Schedule
Named Executive Officers except David R. White

Grant Date	Vesting Schedule
6/23/2004	20% vests each year for five years from date of grant
9/9/2004	20% vests each year for five years from date of grant
3/22/2005	20% vests each year for five years from date of grant
4/1/2006	20% vests each year for five years from date of grant
10/2/2018	20% vests each year for five years from date of grant

Pension Benefits
We maintain a 401(k) plan as previously discussed in the Compensation Discussion and Analysis. We do not maintain any defined benefit plans.
Nonqualified Deferred Compensation for Fiscal 2009
Amounts shown in the table below are attributable to our non-qualified executive savings plan introduced on July 1, 2006.

	Executive	Registrant			Aggregate	Aggregate Balance
	Contributions in	Contributions in		Aggregate Earnings	Withdrawals/	at Last
	Last FY	Last FY		in Last FY	Distributions	FYE
Name	($)	($)		($)	($)	($)

Frank A. Coyle	—	857	(1)	34	—	92,919

1.	Our contribution of $857 to the nonqualified deferred compensation plan in 2009 is included in the Summary Compensation Table for 2009 in the “All Other Compensation” column.
We introduced our non-qualified executive savings plan July 1, 2006. The plan is a voluntary, tax-deferred savings vehicle that is available to those employees, including physicians, earning a minimum base salary ($110,000 in 2009). The executive savings plan was implemented in order to contribute to the recruitment and retention of key executives by providing the ability to defer additional pre-tax compensation in excess of the limits allowed by our 401(k) plan.
An eligible employee must contribute the maximum allowed by law to the IASIS 401(k) Retirement Savings Plan in order to participate in the non-qualified executive savings plan. There are two types of deferrals available under the plan: excess deferrals and additional deferrals. Excess deferrals are contributions that are deposited into the non-qualified executive savings plan because either (a) the participant’s earnings have exceeded $245,000 and/or (b) the participant’s deferrals into the 401(k) retirement plan have reached a dollar limit stipulated by the IRS ($16,500 in 2009). Excess deferrals are automatically deposited into the nonqualified executive savings plan if these limits are reached. Physician excess deferrals are not matched. Executive excess deferrals are matched at the same rate as contributions to the 401(k) Retirement Savings Plan. There is a five-year service requirement for participants to vest in the IASIS excess matching contributions. Currently, only one of the named executive officers, Frank A. Coyle, participates in the plan and the company’s matching contribution with respect to his excess deferrals was $857 in fiscal 2009.
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
Employment Agreements
Messrs. White and Whitmer and Mrs. McRee entered into employment agreements in connection with the Transactions. Ms. Rose entered into an agreement for severance benefits and restrictive covenants in March, 2001. Mr. Coyle does not have an employment agreement. Information regarding these employment agreements is provided under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” and “Potential Payments Upon Termination or Change of Control.”

Potential Payments Upon Termination or Change in Control
The Employment Agreements
Messrs. White and Whitmer and Ms. McRee have employment agreements in place that require payment upon certain termination events including, in certain circumstances, a change of control. Ms. Rose has an agreement for severance benefits and restrictive covenants in place that require payment upon certain termination events. As previously stated, Mr. Coyle does not have an employment agreement.
Death
The employment agreements provide that the respective estates of Mr. White, Ms. McRee and Mr. Whitmer will receive the following upon the death of such named executive officer:
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
The agreement for severance benefits and restrictive covenants for Ms. Rose defines a change of control as any transaction where a person or group of persons other than IAS directly or indirectly acquires beneficially or of record, more than 50% of the outstanding voting securities of Health Choice or upon a sale of all or substantially all of the assets of Health Choice.
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

Summary of Payments Made Upon Termination or a Change of Control
The following tables describe the potential payments and benefits under our compensation and benefit plans and arrangements to which Messrs. White and Whitmer, Ms. McRee and Ms. Rose would be entitled upon a termination of their employment under their employment agreements. In accordance with SEC disclosure rules, dollar amounts below assume a termination of employment on September 30, 2009 (the last business day of our last completed fiscal year).

	Involuntary	Involuntary		Resignation				Change
	Termination	Termination		For Good				In
	Without	For Cause	Resignation	Reason	Retirement	Death	Disability	Control
David R. White	Cause ($)	($)	($)	($)	($)	($)	($)	($)
Cash severance	4,851,000	—	—	4,851,000	—	2,425,500	2,829,750	4,851,000
Health and welfare continuation	15,869	—	—	15,869	—	15,869	15,869	15,869

Total	4,866,869	—	—	4,866,869	—	2,441,369	2,845,619	4,866,869

	Involuntary
	Termination	Involuntary		Resignation				Change
	Without	Termination		For Good				In
Sandra K. McRee	Cause	For Cause	Resignation	Reason	Retirement	Death	Disability	Control
Cash severance	2,400,000	—	—	2,400,000	—	1,200,000	1,500,000	2,400,000
Health and welfare continuation	14,769	—	—	14,769	—	14,769	14,769	14,769

Total	2,414,769	—	—	2,414,769	—	1,214,769	1,514,769	2,414,769

	Involuntary
	Termination	Involuntary		Resignation				Change
	Without	Termination		For Good				In
W. Carl Whitmer	Cause	For Cause	Resignation	Reason	Retirement	Death	Disability	Control
Cash severance	2,139,484	—	—	2,139,484	—	1,069,742	1,337,178	2,139,484
Health and welfare continuation	21,569	—	—	21,569	—	21,569	21,569	21,569

Total	2,161,053	—	—	2,161,053	—	1,091,311	1,358,747	2,161,053

	Involuntary
	Termination	Involuntary		Resignation				Change
	Without	Termination		For Good				In
Carolyn Rose	Cause	For Cause	Resignation	Reason	Retirement	Death	Disability	Control
Cash severance	180,000	—	—	180,000	—	—	—	180,000
Health and welfare continuation	—	—	—	—	—	—	—	—

Total	180,000	—	—	180,000	—	—	—	180,000

Director Compensation for Fiscal 2009
The following table provides compensation information for the year ended September 30, 2009.

Fees Earned
	or Paid in	Stock
	Cash	Awards	Option Awards	All Other	Total
Name	($)	($)(1)(2)	($)(1)(2)	Compensation ($)	($)
Jonathan J. Coslet	—	—	—	—	—
David Dupree	—	—	—	—	—
Kirk E. Gorman	37,500	18,750	7,626	—	63,876
Curtis Lane	—	—	—	—	—
Todd B. Sisitsky	—	—	—	—	—
Paul S. Levy	—	—	—	—	—
Jeffrey C. Lightcap	—	—	—	—	—
Sharad Mansukani	37,500	18,750	7,626	—	63,876

1.	Using the prospective transition method upon adoption of FASB authoritative guidance regarding accounting for share-based payments, we have implemented the fair value recognition provisions requiring all share-based payments to employees granted on or after October 1, 2006, including grants of employee stock options, to be recognized in the income statement based on their fair values. In accordance with these provisions, we have elected to use the Black-Scholes-Merton model in determining the fair value of its share-based payments. The fair value of compensation costs will be amortized on a straight-line basis over the requisite service periods of the awards, generally equal to the awards’ vesting periods.

2.	Each option grant vests one year from date of grant. Similarly, the restrictions with respect to the stock award are lifted one year from the date of grant. The date of grant for the stock award and options award for Messrs. Gorman and Mansukani were February 14, 2009 and April 14, 2009, respectively. The options will vest and the restrictions on the stock will be lifted for Messrs. Gorman and Mansukani on February 14, 2010 and April 14, 2010, respectively, provided that the individuals remain members of the board of directors.

	Aggregate Options Held	Aggregate Stock Awards Held
Name	at Fiscal Year End	at Fiscal Year End
Jonathan J. Coslet	—	—
David Dupree	—	—
Kirk E. Gorman	3,319	3,319
Curtis Lane	—	—
Todd B. Sisitsky	—	—
Paul S. Levy	—	—
Jeffrey C. Lightcap	—	—
Sharad Mansukani	3,082	3,082
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
Committee Interlocks and Insider Participation
During fiscal 2009, the Committee was composed of David R. White, Jonathan J. Coslet and Jeffrey C. Lightcap. Mr. White currently serves as our Chief Executive Officer. Mr. Coslet has never been an officer of IAS. Mr. Lightcap is currently a Director of IAS.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plans
The table below sets forth the following information as of September 30, 2009 with respect to IAS’ compensation plans (including individual compensation arrangements) under which its equity securities are authorized for issuance, aggregated by (i) all compensation plans previously approved by IAS’ security holders and (ii) all compensation plans not previously approved by IAS’ security holders:
•	the number of securities to be issued upon the exercise of outstanding options;
•	the weighted-average exercise price of the outstanding options; and
•	the number of securities remaining available for future issuance under the plans.
The IAS 2004 Stock Option Plan has been approved by its stockholders. IAS has not issued any warrants or other rights to purchase its equity securities.

Remaining Available
for Future Issuance
	Number of		Under Equity
	Securities to be		Compensation Plans
	Issued Upon	Weighted-average	(excluding securities
	Exercise of	Exercise Price of	reflected in the
Plan Category	Outstanding Options	Outstanding Options	first column)
Equity compensation plans approved by security holders common stock(1)	1,923,325	$23.34	580,475
Equity compensation plans not approved by security holders	—	—	—

Total	1,923,325	$23.34	580,475

(1)	Consists of 163,150 shares of common stock to be issued upon exercise of rollover options issued in connection with the Transactions, with an exercise price of $8.75 per share, and 1,760,175 shares of common stock to be issued upon exercise of options issued under IAS’ 2004 Stock Option Plan, with exercise prices ranging from $20.00 to $35.68 per share. Of the 2,340,650 shares of common stock currently authorized for issuance under the 2004 Stock Option Plan, 580,475 shares remain available for future issuance.
Beneficial Ownership of Common Stock
After giving effect to the Transactions, IASIS is a limited liability company consisting of 100% common interests owned by IAS. IAS’ outstanding shares consist of one class of common stock and one class of preferred stock, and 99.9% of the outstanding common stock and 100% of the outstanding preferred stock is owned by IASIS Investment. In addition, senior members of IAS’ management converted a portion of their in-the-money options into options to purchase IAS’ common and preferred shares in connection with the Transactions. The outstanding equity interest of IASIS Investment is held 74.4% by TPG, 18.8% by JLL and approximately 6.8% by Trimaran.
The following table presents information as of November 25, 2009, regarding ownership of shares of IAS common stock and preferred stock by each person known to be a holder of more than 5% of IAS common stock and preferred stock, the members of the IAS board of directors, each executive officer named in the summary compensation table and all current directors and executive officers as a group.

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
Unless otherwise indicated, the address of each person listed below is 117 Seaboard Lane, Building E, Franklin, Tennessee 37067.

				Percentage of	Percentage of
	Preferred Shares	Common Shares		Preferred Shares	Common Shares
Beneficial Owners	Beneficially Owned	Beneficially Owned (a)		Beneficially Owned	Beneficially Owned
IASIS Investment (b)(c)	80,784	14,600,000		100.0%	99.9%
David R. White	—	553,658		*	*
Sandra K. McRee	—	232,511		*	*
W. Carl Whitmer	—	223,371		*	*
Frank A. Coyle	—	65,440		*	*
Carolyn Rose	—	10,160		*	*

				Percentage of	Percentage of
	Preferred Shares	Common Shares		Preferred Shares	Common Shares
Beneficial Owners	Beneficially Owned	Beneficially Owned (a)		Beneficially Owned	Beneficially Owned
Jonathan J. Coslet (c)	—	—		—	—
David Dupree	—	—		—	—
Kirk E. Gorman (c)	—	5,562	(d)	*	*
Curtis Lane	—	—		—	—
Todd B. Sisitsky (c)	—	—		—	—
Paul S. Levy (e)	15,187	2,744,800		18.8%	18.8%
Jeffrey C. Lightcap	—	—		—	—
Sharad Mansukani (c)	—	5,088	(d)	*	*
Current directors and executive officers as a group (24 persons)	80,784	1,210,159		100.0%	100.0%

*	Less than 1%.

(a)	The following shares of common stock subject to options currently exercisable or exercisable within 60 days of November 25, 2009, include rollover options converted by management in connection with the Transactions and are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options but are not deemed outstanding for the purpose of computing the percentage ownership of any other person: Mr. White, 553,658; Ms. McRee, 232,511; Mr. Whitmer, 223,371; Mr. Coyle, 65,440; Ms. Rose, 10,160; and all current directors and executive officers as a group (24 persons), 1,210,159.

(b)	The membership interests of IASIS Investment are owned as follows: TPG, 74.4%, JLL, 18.8%, and Trimaran, 6.8%. TPG Advisors III, Inc. and TPG Advisors IV, Inc. through their ownership of TPG, which owns a controlling interest in IASIS Investment, may be deemed to beneficially own all of the shares of preferred stock and common stock owned by IASIS Investment.

(c)	David Bonderman and James G. Coulter are directors, executive officers and the sole shareholders of TPG Advisors III, Inc. and TPG Advisors IV, Inc. TPG Advisors III, Inc. and TPG Advisors IV, Inc., through their control of investment funds, parallel investment vehicles and co-investment vehicles that own a controlling interest in IASIS Investment, may be deemed to beneficially own all of the shares of preferred stock and common stock owned by IASIS Investment. Messrs. Bonderman and Coulter, by virtue of their positions with TPG Advisors III, Inc. and TPG Advisors IV, Inc., may be deemed to have investment power and beneficial ownership with respect to all of the shares of preferred stock and common stock owned by IASIS Investment. None of Messrs. Coslet, Sisitsky or Mansukani has investment power over any of the shares of preferred stock and common stock owned by IASIS Investment.

(d)	Represents shares of restricted stock and options currently or exercisable within 60 days of November 25, 2009, granted to Messrs. Gorman and Mansukani pursuant to Director Compensation and Restricted Stock Award Agreements.

(e)	Mr. Levy is a senior managing director of JLL Partners, Inc. which, through its controlling interest in JLL, which owns 18.8% of IASIS Investment, may be deemed to beneficially own 18.8% of the shares of preferred stock and common stock owned by IASIS Investment. Accordingly, Mr. Levy may be deemed to beneficially own 18.8% of the shares of preferred stock and common stock owned by IASIS Investment.

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
Investor Rights Agreement
After giving effect to the Transactions, IASIS Investment is the majority stockholder of IAS, which owns 100% of the common interests of IASIS. IASIS Investment is party to an investor rights agreement with IAS. Pursuant to this agreement, IASIS Investment can cause IAS to register its interests in IAS under the Securities Act and to maintain a shelf registration statement effective with respect to such interests. IASIS Investment is also entitled to participate on a pro rata basis in any registration of our equity interests under the Securities Act that IAS may undertake. The agreement also grants IASIS Investment preemptive rights over certain additional issuances of equity securities by IAS.
Management Services Agreement
Upon the consummation of the Transactions, we entered into a management services agreement with affiliates of TPG, JLL Partners Inc. and Trimaran Fund Management, L.L.C. The management services agreement provides that in exchange for consulting and management advisory services that will be provided to us by the investors, we will pay an aggregate monitoring fee of 0.25% of budgeted net revenue up to a maximum of $5.0 million per fiscal year to these parties (or certain of their respective affiliates) and reimburse them for their reasonable disbursements and out-of-pocket expenses. This monitoring fee will be subordinated to the senior subordinated notes in the event of a bankruptcy of the company. For the years ended September 30, 2009, 2008 and 2007, we paid $5.0 million, $5.0 million and $4.7 million, respectively, in monitoring fees under the management services agreement.

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
During fiscal year 2009, there were no transactions between our company and a related person requiring disclosure under applicable securities laws.
Item 14. Principal Accountant Fees and Services.
The following table sets forth the aggregate fees for services related to fiscal years 2009 and 2008 provided by Ernst & Young LLP, our principal accountants:

	Fiscal	Fiscal
	2009	2008

Audit Fees (a)	$1,022,500	$1,218,000
Audit-Related Fees (b)	17,500	29,500
Tax Fees	2,100	87,900
All Other Fees (c)	—	24,500

(a)	Audit Fees represent fees billed for professional services rendered for the audit of our annual financial statements and review of our quarterly financial statements, and audit services provided in connection with other statutory or regulatory filings.

(b)	Audit-Related Fees represent fees billed for assurance services related to the audit of our financial statements, as well as certain due diligence projects.

(c)	All Other Fees represent fees for services provided to us not otherwise included in the categories above.
During fiscal 2009, we reviewed our existing practices regarding the use of our independent auditors to provide non-audit and consulting services, to ensure compliance with SEC proposals. Our audit committee pre-approval policy provides that our independent auditors may provide certain non-audit services which do not impair the auditors’ independence. In that regard, our audit committee must pre-approve all audit services provided to our company, as well as all non-audit services provided by our company’s independent auditors. This policy is administered by our senior corporate financial management, which reports throughout the year to our audit committee. Our audit committee pre-approved all audit and non-audit services provided by Ernst & Young LLP during fiscal years 2009 and 2008.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)	1.	Financial Statements: See Item 8
2.	Financial Statement Schedules: Not Applicable
3.	Management Contracts and Compensatory Plans and Arrangements
—	Employment Agreement, dated as of May 4, 2004, by and between IASIS Healthcare Corporation and David R. White (1)
—	Employment Agreement, dated as of May 4, 2004, by and between IASIS Healthcare Corporation and Sandra K. McRee (1)
—	Employment Agreement, dated as of May 4, 2004, by and between IASIS Healthcare Corporation and W. Carl Whitmer (1)
—	First Amendment to Employment Agreement, dated January 31, 2008, by and between IASIS Healthcare Corporation and Sandra K. McRee (11)
—	Agreement for Severance Benefits and Restrictive Covenants, dated as of March 1, 2001, by and between IASIS Management Company and Carolyn Rose (17)

—	Form of Roll-over Option Letter Agreement (1)

—	IASIS Healthcare Corporation 2004 Stock Option Plan (1)
—	Form of Management Stockholders Agreement between IAS and each of David R. White, Sandra K. McRee and W. Carl Whitmer (1)
—	Form of Management Stockholders Agreement under IASIS Healthcare Corporation 2004 Stock Option Plan (1)
—	Form of Stock Option Grant Agreement under IASIS Healthcare Corporation 2004 Stock Option Plan (1)

—	Form of Management Stockholders Agreement for Rollover Options (1)

—	IASIS Corporate Incentive Plan (1)

—	IASIS Market Executive Incentive Program (1)
—	Director Compensation and Restricted Share Award Agreement, dated as of February 14, 2005, between IASIS Healthcare Corporation and Kirk Gorman (12)
—	First Amendment to IASIS Healthcare Corporation 2004 Stock Option Plan (13)
—	Director Compensation and Restricted Share Award Agreement, dated as of April 14, 2005, between IASIS Healthcare Corporation and Sharad Mansukani (14)
—	IASIS Healthcare Non-Qualified Deferred Compensation Program (4)

(b)	Exhibits:

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of May 4, 2004, by and among IASIS Investment LLC, Titan Merger Corporation and IASIS Healthcare Corporation (1)

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

10.1	Lease, dated as of July 29, 1977, by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, Inc., as Tenant (5)

10.2	Addendum to Lease entered into by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, Inc., as Tenant (5)

10.3	Conforming Amendment to Lease, dated as of June 10, 1991, by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, Inc., as Tenant (5)

10.4	Amendment to Hospital Lease, dated as of October 31, 2000, by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, L.P., as Tenant (5)

10.5	Amendment to Lease, dated April 30, 2003, by and between Sierra Equities, Inc. and Mesa General Hospital, L.P. (6)

10.6	Letter Agreement effective May 6, 2005, amending Lease by and between Sierra Equities Inc. and Mesa General Hospital, L.P. (7)

10.7	Amended and Restated Pioneer Hospital Lease, dated as of June 28, 2002, by and between Health Care Property Investors, Inc. and Pioneer Valley Hospital, Inc. (8)

Exhibit No.	Description
10.8	Lease Agreement, dated as of October 6, 2003, between The Dover Centre, LLC and IASIS Healthcare Corporation (9)

10.9	Form of Indemnification Agreement (1)

10.10	Contract between Arizona Health Care Cost Containment System and Health Choice Arizona (including Amendment No. 1 thereto), effective as of October 1, 2008 (17)

10.11	Amendment No. 2 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of January 15, 2009

10.12	Amendment No. 3 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of May 1, 2009

10.13	Amendment No. 4 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of August 1, 2009

10.14	Amendment No. 5 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of August 1, 2009

10.15	Amendment No. 6 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2009

10.16	Amendment No. 7 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2009

10.17	Amendment No. 8 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2009

10.18	Amendment No. 9 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2009

10.19	Information System Agreement, dated February 23, 2000, between McKesson Information Solutions LLC and IASIS Healthcare Corporation, as amended (1)**

10.20
Amended and Restated Credit Agreement, dated as of April 27, 2007, by and among IASIS Healthcare LLC, as Borrower, IASIS Healthcare Corporation, as Holdings, Bank of America, N.A., as administrative agent, swingline lender revolving L/C issuer and synthetic L/C issuer and each lender from time to time party thereto (19)

10.21	Employment Agreement, dated as of May 4, 2004, by and between IASIS Healthcare Corporation and David R. White (1)

10.22	Employment Agreement, dated as of May 4, 2004, by and between IASIS Healthcare Corporation and Sandra K. McRee (1)

10.23	Employment Agreement, dated as of May 4, 2004, by and between IASIS Healthcare Corporation and W. Carl Whitmer (1)

Exhibit No.	Description
10.24	First Amendment to Employment Agreement, dated January 31, 2008, by and between IASIS Healthcare Corporation and Sandra K. McRee (11)

10.25	Agreement for Severance Benefits and Restrictive Covenants, dated as of March 1, 2001, by and between IASIS Management Company and Carolyn Rose (17)

10.26	Form of Roll-over Option Letter Agreement (1)

10.27	IASIS Healthcare Corporation 2004 Stock Option Plan (1)

10.28
Management Services Agreement dated as of June 22, 2004 by and among IASIS Healthcare LLC, Trimaran Fund II, L.L.C., Trimaran Parallel Fund II, L.P., Trimaran Capital L.L.C., CIBC Employee Private Equity Partners (Trimaran), CIBC MB Inc., JLL Partners Inc., TPG IASIS IV LLC, TPG IASIS III LLC, TPG IASIS Co-Invest I LLC and TPG IASIS Co-Invest II LLC (1)

10.29	Investor Rights Agreement dated as of June 22, 2004, by and between IASIS Investment LLC and IASIS Healthcare Corporation (1)

10.30	Form of Management Stockholders Agreement between IAS and each of David R. White, Sandra K. McRee and W. Carl Whitmer (1)

10.31	Form of Management Stockholders Agreement under IASIS Healthcare Corporation 2004 Stock Option Plan (1)

10.32	Form of Stock Option Grant Agreement under IASIS Healthcare Corporation 2004 Stock Option Plan (1)

10.33	Form of Management Stockholders Agreement for Rollover Options (1)

10.34	IASIS Corporate Incentive Plan (1)

10.35	IASIS Market Executive Incentive Program (1)

10.36	Director Compensation and Restricted Share Award Agreement, dated as of February 14, 2005, between IASIS Healthcare Corporation and Kirk Gorman (12)

10.37	First Amendment to IASIS Healthcare Corporation 2004 Stock Option Plan (13)

10.38	Director Compensation and Restricted Share Award Agreement, dated as of April 14, 2005, between IASIS Healthcare Corporation and Sharad Mansukani (14)

10.39
Asset Purchase Agreement, dated July 20, 2006, by and among Glenwood Regional Medical Center, Glenwood Health Services, Inc., Hospital Service District No. 1 of the Parish of Ouachita, State of Louisiana, IASIS Glenwood Regional Medical Center, L.P. and IASIS Healthcare, LLC (15)

10.40	IASIS Healthcare Non-Qualified Deferred Compensation Program (4)

10.41	Contribution Agreement, dated as of May 9, 2007, by and among Odessa Regional Hospital, LP, Alliance Hospital, Ltd. and Sri-Sai Enterprises, Inc. (16)

14	Code of Ethics (9)

21	Subsidiaries of IASIS Healthcare Corporation

31.2	Certification of Principal Financial Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**	Portions of this exhibit have been omitted and filed separately with the Commission pursuant to a grant of confidential treatment pursuant to Rule 24(b)-2 promulgated under the Securities Exchange Act of 1934, as amended.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-117362).

(2)	Incorporated by reference to IASIS Healthcare Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

(5)	Incorporated by reference to IASIS Healthcare Corporation’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

(6)	Incorporated by reference to IASIS Healthcare Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 12, 2005.

(8)	Incorporated by reference to IASIS Healthcare Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002.

(9)	Incorporated by reference to IASIS Healthcare Corporation’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 2, 2007.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 5, 2008.

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 18, 2005.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 22, 2005.

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 20, 2005.

(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 24, 2006.

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 10, 2007.

(17)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IASIS HEALTHCARE LLC
Date: November 25, 2009	By:	/s/ David R. White
David R. White
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David R. White	Chairman of the Board and
David R. White	Chief Executive Officer (Principal Executive Officer)	November 25, 2009

/s/ W. Carl Whitmer	Chief Financial Officer
W. Carl Whitmer	(Principal Financial Officer)	November 25, 2009

/s/ John M. Doyle	Chief Financial Officer
John M. Doyle	(Principal Accounting Officer)	November 25, 2009

/s/ Jonathan J. Coslet	Director of IASIS Healthcare Corporation
Jonathan J. Coslet	(sole member of IASIS Healthcare LLC)	November 25, 2009

/s/ David Dupree	Director of IASIS Healthcare Corporation
David Dupree	(sole member of IASIS Healthcare LLC)	November 25, 2009

/s/ Kirk E. Gorman	Director of IASIS Healthcare Corporation
Kirk E. Gorman	(sole member of IASIS Healthcare LLC)	November 25, 2009

Director of IASIS Healthcare Corporation
Curtis Lane	(sole member of IASIS Healthcare LLC)

Director of IASIS Healthcare Corporation
Todd B. Sisitsky	(sole member of IASIS Healthcare LLC)

Director of IASIS Healthcare Corporation
Paul S. Levy	(sole member of IASIS Healthcare LLC)

/s/ Jeffrey C. Lightcap	Director of IASIS Healthcare Corporation
Jeffrey C. Lightcap	(sole member of IASIS Healthcare LLC)	November 25, 2009

/s/ Sharad Mansukani	Director of IASIS Healthcare Corporation
Sharad Mansukani	(sole member of IASIS Healthcare LLC)	November 25, 2009

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

10.1	Lease, dated as of July 29, 1977, by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, Inc., as Tenant (5)

10.2	Addendum to Lease entered into by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, Inc., as Tenant (5)

10.3	Conforming Amendment to Lease, dated as of June 10, 1991, by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, Inc., as Tenant (5)

10.4	Amendment to Hospital Lease, dated as of October 31, 2000, by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, L.P., as Tenant (5)

10.5	Amendment to Lease, dated April 30, 2003, by and between Sierra Equities, Inc. and Mesa General Hospital, L.P. (6)

10.6	Letter Agreement effective May 6, 2005, amending Lease by and between Sierra Equities Inc. and Mesa General Hospital, L.P. (7)

10.7	Amended and Restated Pioneer Hospital Lease, dated as of June 28, 2002, by and between Health Care Property Investors, Inc. and Pioneer Valley Hospital, Inc. (8)

Exhibit No.	Description
10.8	Lease Agreement, dated as of October 6, 2003, between The Dover Centre, LLC and IASIS Healthcare Corporation (9)

10.9	Form of Indemnification Agreement (1)

10.10	Contract between Arizona Health Care Cost Containment System and Health Choice Arizona (including Amendment No. 1 thereto), effective as of October 1, 2008 (17)

10.11	Amendment No. 2 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of January 15, 2009

10.12	Amendment No. 3 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of May 1, 2009

10.13	Amendment No. 4 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of August 1, 2009

10.14	Amendment No. 5 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of August 1, 2009

10.15	Amendment No. 6 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2009

10.16	Amendment No. 7 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2009

10.17	Amendment No. 8 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2009

10.18	Amendment No. 9 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2009

10.19	Information System Agreement, dated February 23, 2000, between McKesson Information Solutions LLC and IASIS Healthcare Corporation, as amended (1)**

10.20
Amended and Restated Credit Agreement, dated as of April 27, 2007, by and among IASIS Healthcare LLC, as Borrower, IASIS Healthcare Corporation, as Holdings, Bank of America, N.A., as administrative agent, swingline lender revolving L/C issuer and synthetic L/C issuer and each lender from time to time party thereto (10)

10.21	Employment Agreement, dated as of May 4, 2004, by and between IASIS Healthcare Corporation and David R. White (1)

10.22	Employment Agreement, dated as of May 4, 2004, by and between IASIS Healthcare Corporation and Sandra K. McRee (1)

10.23	Employment Agreement, dated as of May 4, 2004, by and between IASIS Healthcare Corporation and W. Carl Whitmer (1)

10.24	First Amendment to Employment Agreement, dated January 31, 2008, by and between IASIS Healthcare Corporation and Sandra K. McRee (11)

10.25	Agreement for Severance Benefits and Restrictive Covenants, dated as of March 1, 2001, by and between IASIS Management Company and Carolyn Rose (17)

10.26	Form of Roll-over Option Letter Agreement (1)

10.27	IASIS Healthcare Corporation 2004 Stock Option Plan (1)

10.28
Management Services Agreement dated as of June 22, 2004 by and among IASIS Healthcare LLC, Trimaran Fund II, L.L.C., Trimaran Parallel Fund II, L.P., Trimaran Capital L.L.C., CIBC Employee Private Equity Partners (Trimaran), CIBC MB Inc., JLL Partners Inc., TPG IASIS IV LLC, TPG IASIS III LLC, TPG IASIS Co-Invest I LLC and TPG IASIS Co-Invest II LLC (1)

10.29	Investor Rights Agreement dated as of June 22, 2004, by and between IASIS Investment LLC and IASIS Healthcare Corporation (1)

10.30	Form of Management Stockholders Agreement between IAS and each of David R. White, Sandra K. McRee and W. Carl Whitmer (1)

10.31	Form of Management Stockholders Agreement under IASIS Healthcare Corporation 2004 Stock Option Plan (1)

10.32	Form of Stock Option Grant Agreement under IASIS Healthcare Corporation 2004 Stock Option Plan (1)

10.33	Form of Management Stockholders Agreement for Rollover Options (1)

10.34	IASIS Corporate Incentive Plan (1)

Exhibit No.	Description
10.35	IASIS Market Executive Incentive Program (1)

10.36	Director Compensation and Restricted Share Award Agreement, dated as of February 14, 2005, between IASIS Healthcare Corporation and Kirk Gorman (12)

10.37	First Amendment to IASIS Healthcare Corporation 2004 Stock Option Plan (13)

10.38	Director Compensation and Restricted Share Award Agreement, dated as of April 14, 2005, between IASIS Healthcare Corporation and Sharad Mansukani (14)

10.39
Asset Purchase Agreement, dated July 20, 2006, by and among Glenwood Regional Medical Center, Glenwood Health Services, Inc., Hospital Service District No. 1 of the Parish of Ouachita, State of Louisiana, IASIS Glenwood Regional Medical Center, L.P. and IASIS Healthcare, LLC (15)

10.40	IASIS Healthcare Non-Qualified Deferred Compensation Program (4)

10.41	Contribution Agreement, dated as of May 9, 2007, by and among Odessa Regional Hospital, LP, Alliance Hospital, Ltd. and Sri-Sai Enterprises, Inc. (16)

14	Code of Ethics (9)

21	Subsidiaries of IASIS Healthcare Corporation

31.1	Certification of Principal Executive Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**	Portions of this exhibit have been omitted and filed separately with the Commission pursuant to a grant of confidential treatment pursuant to Rule 24(b)-2 promulgated under the Securities Exchange Act of 1934, as amended.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-117362).

(2)	Incorporated by reference to IASIS Healthcare Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

(5)	Incorporated by reference to IASIS Healthcare Corporation’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

(6)	Incorporated by reference to IASIS Healthcare Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 12, 2005.

(8)	Incorporated by reference to IASIS Healthcare Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002.

(9)	Incorporated by reference to IASIS Healthcare Corporation’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 2, 2007.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 5, 2008.

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 18, 2005.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 22, 2005.

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 20, 2005.

(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 24, 2006.

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 10, 2007.

(17)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.