Form 10-Q
period 2009-12-31
IASIS Healthcare LLC
filed 2010-02-16
CIK 1294632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of February 12, 2010, 100% of the registrant’s common interests outstanding (all of which are privately owned and are not traded on any public market) were owned by IASIS Healthcare Corporation, its sole member.

i

PART I.
FINANCIAL INFORMATION

Item 1.	Financial Statements
IASIS HEALTHCARE LLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	December 31,	September 30,
	2009	2009

ASSETS

Current assets:
Cash and cash equivalents	$197,075	$206,528
Accounts receivable, less allowance for doubtful accounts of $127,501 and $126,132 at December 31, 2009 and September 30, 2009, respectively	234,802	230,198
Inventories	51,553	50,492
Deferred income taxes	37,768	39,038
Prepaid expenses and other current assets	43,907	49,453

Total current assets	565,105	575,709

Property and equipment, net	986,482	997,353
Goodwill	717,920	717,920
Other intangible assets, net	29,250	30,000
Other assets, net	35,611	36,222

Total assets	$2,334,368	$2,357,204

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$66,466	$68,552
Salaries and benefits payable	30,924	42,548
Accrued interest payable	2,105	12,511
Medical claims payable	111,325	113,519
Other accrued expenses and other current liabilities	55,886	65,701
Current portion of long-term debt and capital lease obligations	6,683	8,366

Total current liabilities	273,389	311,197

Long-term debt and capital lease obligations	1,049,703	1,051,471
Deferred income taxes	108,704	106,425
Other long-term liabilities	50,722	54,222

Non-controlling interests with redemption rights	72,527	72,527

Equity:
Member’s equity	768,915	750,932
Non-controlling interests	10,408	10,430

Total equity	779,323	761,362

Total liabilities and equity	$2,334,368	$2,357,204

See accompanying notes.

IASIS HEALTHCARE LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands)

	Quarter Ended
	December 31,
	2009	2008

Net revenue:
Acute care revenue	$424,660	$398,447
Premium revenue	204,297	163,177

Total net revenue	628,957	561,624

Costs and expenses:
Salaries and benefits	170,482	162,136
Supplies	65,409	59,826
Medical claims	178,567	137,002
Other operating expenses	84,592	79,350
Provision for bad debts	47,949	47,131
Rentals and leases	10,275	9,479
Interest expense, net	16,732	18,978
Depreciation and amortization	23,877	24,996
Management fees	1,250	1,250

Total costs and expenses	599,133	540,148

Earnings from continuing operations before gain on disposal of assets and income taxes	29,824	21,476
Gain on disposal of assets, net	104	1,293

Earnings from continuing operations before income taxes	29,928	22,769
Income tax expense	10,591	8,811

Net earnings from continuing operations	19,337	13,958
Earnings (loss) from discontinued operations, net of income taxes	46	(711)

Net earnings	19,383	13,247
Net earnings attributable to non-controlling interests	(2,028)	(1,597)

Net earnings attributable to IASIS Healthcare LLC	$17,355	$11,650

See accompanying notes.

IASIS HEALTHCARE LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Quarter Ended
	December 31,
	2009	2008
Cash flows from operating activities
Net earnings	$19,383	$13,247
Adjustments to reconcile net earnings to net cash provided by operating activities:
Loss (earnings) from discontinued operations	(46)	711
Depreciation and amortization	23,877	24,996
Amortization of loan costs	775	743
Deferred income taxes	2,652	1,050
Income tax benefit from parent company interest	2,224	—
Gain on disposal of assets, net	(104)	(1,293)
Stock compensation costs	121	141
Changes in operating assets and liabilities, net of the effect of dispositions:
Accounts receivable, net	(4,332)	(8,724)
Inventories, prepaid expenses and other current assets	4,486	(1,139)
Accounts payable, other accrued expenses and other accrued liabilities	(39,373)	12,551

Net cash provided by operating activities — continuing operations	9,663	42,283
Net cash provided by (used in) operating activities — discontinued operations	(125)	1,004

Net cash provided by operating activities	9,538	43,287

Cash flows from investing activities
Purchases of property and equipment, net	(12,282)	(29,452)
Proceeds from sale of assets	31	4,880
Change in other assets, net	659	878

Net cash used in investing activities — continuing operations	(11,592)	(23,694)
Net cash provided by investing activities — discontinued operations	—	7

Net cash used in investing activities	(11,592)	(23,687)

Cash flows from financing activities
Payment of debt and capital lease obligations	(3,452)	(4,429)
Distributions to non-controlling interests	(3,934)	(1,686)
Costs paid for the repurchase of partnership interest, net	(13)	(1,384)

Net cash used in financing activities	(7,399)	(7,499)

Change in cash and cash equivalents	(9,453)	12,101
Cash and cash equivalents at beginning of period	206,528	80,738

Cash and cash equivalents at end of period	$197,075	$92,839

Supplemental disclosure of cash flow information
Cash paid for interest	$26,393	$26,888

Cash paid for income taxes, net	$4,000	$—

See accompanying notes.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. ORGANIZATION AND BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements as of and for the quarters ended December 31, 2009 and 2008, reflect the financial position, results of operations and cash flows of IASIS Healthcare LLC (“IASIS” or the “Company”). The Company’s sole member and parent company is IASIS Healthcare Corporation (“Holdings” or “IAS”).
IASIS owns and operates medium-sized acute care hospitals in high-growth urban and suburban markets. At December 31, 2009, the Company owned or leased 15 acute care hospital facilities and one behavioral health hospital facility, with a total of 2,848 beds in service, located in six regions:
•	Salt Lake City, Utah;
•	Phoenix, Arizona;
•	Tampa-St. Petersburg, Florida;
•	three cities in Texas, including San Antonio;
•	Las Vegas, Nevada; and
•	West Monroe, Louisiana.
The Company also owns and operates Health Choice Arizona, Inc. (“Health Choice” or the “Plan”), a Medicaid and Medicare managed health plan in Phoenix, Arizona.
The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated balance sheet of the Company at September 30, 2009, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.
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

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no impact on the Company’s total assets, liabilities or equity.
General and Administrative
The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include the IASIS corporate office costs, which were $9.0 million and $10.0 million for the quarters ended December 31, 2009 and 2008, respectively.
Adoption of New Accounting Standards
Effective October 1, 2009, the Company adopted the new provisions of Financial Accounting Standards Board (“FASB”) authoritative guidance regarding non-controlling interests in consolidated financial statements. The guidance requires the Company to clearly identify and present ownership interests in subsidiaries held by parties other than the Company in the consolidated financial statements within the equity section. It also requires the amounts of consolidated net earnings attributable to the Company and to the non-controlling interests to be clearly identified and presented on the face of the consolidated statements of operations.
The Company has seven non-controlling interests that include third-party partners that own limited partnership units with certain redemption features. These redeemable limited partnership units include certain put rights which allow the units to be sold back to the Company, subject to certain limitations, at the fair value of the units. According to the limited partnership agreements for these seven non-controlling interests, the fair value of the units is generally calculated as the product of the EBITDA (earnings before interest, taxes, depreciation, amortization and management fees) and a fixed multiple, less any long-term debt of the entity. The majority of these put rights require an initial holding period of six years after purchase, at which point the holder of the redeemable limited partnership units may put back to the Company 20% of such holder’s units. Each succeeding year, the number of vested redeemable units will increase by 20% until the end of the tenth year after the initial investment, at which point 100% of the units may be put back to the Company. Under no circumstances shall the Company be required to repurchase more than 25% of the total vested redeemable limited partnership units in any fiscal year. The equity attributable to these interests has been classified as non-controlling interests with redemption rights in the accompanying unaudited condensed consolidated balance sheets.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following schedule presents the reconciliation of total equity, member’s equity attributable to the Company, and equity attributable to the non-controlling interests as if the provisions of the non-controlling interest authoritative guidance were adopted on the first day of the quarter ended December 31, 2009 (in thousands):

	Non-controlling
	Interests with		Non-
	Redeemable	Member’s	controlling
	Rights	Equity	Interests	Total Equity

Balance at September 30, 2009 (as previously reported)	$—	$780,847	$—	$780,847

October 1, 2009 adjustment to non-controlling interests from adoption of authoritative guidance	72,527	(29,915)	10,430	(19,485)

Balance at September 30, 2009 (as adjusted)	72,527	750,932	10,430	761,362

Net earnings	1,984	17,355	44	17,399

Distributions to, and repurchases of, non-controlling interests	(3,881)	—	(66)	(66)

Stock compensation costs	—	121	—	121

Other comprehensive income	—	180	—	180

Contribution from parent related to tax benefit from Holdings Senior PIK Loans interest	—	2,224	—	2,224

Adjustment to redemption value of non-controlling interests with redeemable rights	1,897	(1,897)	—	(1,897)

Balance at December 31, 2009	$72,527	$768,915	$10,408	$779,323

The Company has adopted the new FASB authoritative guidance regarding business combinations, which applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This new guidance establishes principles and requirements for recognition and measurement of items acquired during a business combination, as well as certain disclosure requirements in the financial statements. The adoption of these provisions did not impact the Company’s results of operations or financial position; however, it is anticipated to have a material effect on the Company’s accounting for future acquisitions.
Subsequent Events Consideration
The Company has evaluated its financial statements and disclosures for the impact of subsequent events up to the date of filing its quarterly report on Form 10-Q with the Securities and Exchange Commission.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
2. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
Long-term debt and capital lease obligations consist of the following (in thousands):

	December 31,	September 30,
	2009	2009
Senior secured credit facilities	$574,678	$576,150
Senior subordinated notes	475,000	475,000
Capital leases and other obligations	6,708	8,687

	1,056,386	1,059,837

Less current maturities	6,683	8,366

	$1,049,703	$1,051,471

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

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
At December 31, 2009, amounts outstanding under the Company’s senior secured credit facilities consisted of a $426.9 million term loan and a $147.8 million delayed draw term loan. In addition, the Company had $39.9 million and $25.3 million in letters of credit outstanding under the synthetic letter of credit facility and the revolving credit facility, respectively. The weighted average interest rate of outstanding borrowings under the senior secured credit facilities was 3.4% for the quarter ended December 31, 2009.
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
Holdings Senior Paid-in-Kind Loans
IAS has outstanding Holdings Senior Paid-in-Kind (“PIK”) Loans, which were used to repurchase certain preferred equity from its stockholders in fiscal 2007. The Holdings Senior PIK Loans mature June 15, 2014, and bear interest at an annual rate equal to LIBOR plus 5.25%. At December 31, 2009, the outstanding balance of the Holdings Senior PIK Loans was $373.8 million, which includes $73.8 million of interest that has accrued to the principal of these loans since the date of issuance. In June 2012, the Holdings Senior PIK Loans, which rank behind the Company’s existing debt, will convert to cash-pay, at which time all accrued interest becomes payable.
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

Total Notional
Date Range	Amounts
(in thousands)

Expiring on February 28, 2011	$225,000
Expiring on February 29, 2012	$200,000

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Company accounts for its interest rate swaps in accordance with the provisions of FASB authoritative guidance regarding accounting for derivative instruments and hedging activities, which also includes enhanced disclosure requirements. In accordance with these provisions, the Company has designated its interest rate swaps as cash flow hedge instruments. The Company assesses the effectiveness of these cash flow hedges on a quarterly basis, with any ineffectiveness being measured using the hypothetical derivative method. The Company completed an assessment of its cash flow hedge instruments during the quarter ended December 31, 2009, and determined its hedging instruments to be highly effective. Accordingly, no gain or loss resulting from hedging ineffectiveness is reflected in the Company’s accompanying unaudited condensed consolidated statements of operations.
The Company applies the provisions of FASB authoritative guidance regarding fair value measurements, which provides a single definition of fair value, establishes a framework for measuring fair value, and expands disclosures concerning fair value measurements. The Company applies these provisions to the valuation and disclosure of its interest rates swaps. This authoritative guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: (i) Level 1, which is defined as quoted prices in active markets that can be accessed at the measurement date; (ii) Level 2, which is defined as inputs other than quoted prices in active markets that are observable, either directly or indirectly; and (iii) Level 3, which is defined as unobservable inputs resulting from the existence of little or no market data, therefore potentially requiring an entity to develop its own assumptions.
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
The fair value of the Company’s interest rate swaps at December 31, 2009 and September 30, 2009, reflect liability balances of $4.4 million and $4.7 million, respectively, and are included in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets. The fair value of the Company’s interest rate swaps reflects a liability because the effect of the forward LIBOR curve on future interest payments results in less interest due to the Company under the variable rate component included in the interest rate swap agreements, as compared to the amount due the Company’s counterparties under the fixed interest rate component. Any change in the fair value of the Company’s interest rate swaps, net of income taxes, is included in other comprehensive loss as a component of member’s equity in the accompanying unaudited condensed consolidated balance sheets.
4. ACCUMULATED OTHER COMPREHENSIVE LOSS
A summary of activity in the Company’s accumulated other comprehensive loss consists of the following (in thousands):

Balance at September 30, 2009	$(2,926)

Change in fair value of interest rate swaps, net of income tax effect of $109	180

Balance at December 31, 2009	$(2,746)

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5. DISCONTINUED OPERATIONS
The Company’s lease agreements to operate Mesa General Hospital (“Mesa Hospital”), located in Mesa, Arizona, and Biltmore Surgery Center (“Biltmore”), located in Phoenix, Arizona, expired by their terms on July 31, 2008 and September 30, 2008, respectively. The Company discontinued services at Mesa General on May 31, 2008, and Biltmore on April 30, 2008. The operating results of Mesa Hospital and Biltmore are classified in the Company’s accompanying condensed consolidated statements of operations as discontinued operations. The following table sets forth the components of discontinued operations for the quarters ended December 31, 2009 and 2008, respectively, (in thousands):

	Quarter ended	Quarter ended
	December 31, 2009	December 31, 2008

Total net revenue	$93	$228

Operating expenses	19	1,363
Income tax expense (benefit)	28	(424)

Earnings (loss) from discontinued operations, net of income taxes	$46	$(711)

Income taxes allocated to discontinued operations resulted in related effective tax rates of 37.8% and 37.4% for the quarters ended December 31, 2009 and 2008, respectively.
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
Professional, General and Workers’ Compensation Liability Risks
The Company is subject to claims and legal actions in the ordinary course of business, including but not limited to claims relating to patient treatment and personal injuries. To cover these types of claims, the Company maintains professional and general liability insurance in excess of self-insured retentions through a commercial insurance carrier in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is currently not a party to any such proceedings that, in the Company’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company expenses an estimate of the costs it expects to incur under the self-insured retention exposure for professional and general liability claims using historical claims data, demographic factors, severity factors, current incident logs and other actuarial analysis. At December 31, 2009 and September 30, 2009, the Company’s professional and general liability accrual for asserted and unasserted claims totaled $39.7 million and $41.7 million, respectively.
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

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Health Choice
Health Choice has entered into capitated contracts whereby the Plan provides healthcare services in exchange for fixed periodic and supplemental payments from the Arizona Health Care Cost Containment System (“AHCCCS”) and the Centers for Medicare & Medicaid Services (“CMS”). These services are provided regardless of the actual costs incurred to provide these services. The Company receives reinsurance and other supplemental payments from AHCCCS to cover certain costs of healthcare services that exceed certain thresholds. The Company believes the capitated payments, together with reinsurance and other supplemental payments are sufficient to pay for the services Health Choice is obligated to deliver. As of December 31, 2009, the Company has provided a performance guaranty in the form of letters of credit totaling $43.2 million for the benefit of AHCCCS to support Health Choice’s obligations under the Health Choice contract to provide and pay for the healthcare services. The amount of the performance guaranty is generally based in part upon the membership in the Plan and the related capitation revenue paid to Health Choice.
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
Other
On March 31, 2008, the United States District Court for the District of Arizona (the “District Court”) dismissed with prejudice the qui tam complaint against IAS, the Company’s parent company. The qui tam action sought monetary damages and civil penalties under the federal False Claims Act (“FCA”) and included allegations that certain business practices related to physician relationships and the medical necessity of certain procedures resulted in the submission of claims for reimbursement in violation of the FCA. The case dates back to March 2005 and became the subject of a subpoena by the Office of Inspector General (“OIG”) in September 2005. In August 2007, the case was unsealed and became a private lawsuit after the Department of Justice declined to intervene. The United States District Judge dismissed the case from the bench at the conclusion of oral arguments on IAS’ motion to dismiss. On April 21, 2008, the court issued a written order dismissing the case with prejudice and entering formal judgment for IAS. On May 7, 2008, the qui tam relator’s counsel filed a Notice of Appeal to the United States Court of Appeals for the Ninth Circuit to appeal the District Court’s dismissal of the case. On May 21, 2008, IAS filed a Notice of Cross-Appeal to the United States Court of Appeals for the Ninth Circuit from a portion of the April 21, 2008 Order and, on July 22, 2008, IAS filed a Motion to Disqualify relator’s counsel related to their misappropriation of information subject to a claim of attorney-client privilege by IAS. On August 21, 2008, the court issued a written order denying IAS’ Motion to Disqualify and resetting the briefing schedule associated with the Ninth Circuit appellate proceedings. On October 21, 2008, the relator filed his appeal brief with the United States Court of Appeals for the Ninth Circuit. IAS filed its cross-appeal brief on January 20, 2009. Oral argument in the Ninth Circuit has been scheduled for March 9, 2010. If the appeal of the order dismissing the qui tam action with prejudice was to be resolved in a manner unfavorable to IAS, it could have a material adverse effect on the Company’s business, financial condition and results of operations, including exclusion from the Medicare and Medicaid programs.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
7. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In January 2010, the FASB issued authoritative guidance requiring additional information to be disclosed with respect to Level 3 fair value measurements, as well as transfers to and from Level 1 and Level 2 measurements. In addition, enhanced disclosures are required concerning inputs and valuation techniques used to determine Level 2 and Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for the quarter ending March 31, 2010, with the effective date for additional Level 3 related disclosures effective for periods beginning after December 15, 2010. The Company does not anticipate the adoption of these provisions to materially impact its results of operations, financial position or cash flows.

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

	For the Quarter Ended December 31, 2009
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue	$424,660	$—	$—	$424,660
Premium revenue	—	204,297	—	204,297
Revenue between segments	2,676	—	(2,676)	—

Net revenue	427,336	204,297	(2,676)	628,957

Salaries and benefits	165,890	4,592	—	170,482
Supplies	65,362	47	—	65,409
Medical claims	—	181,243	(2,676)	178,567
Other operating expenses	78,325	6,267	—	84,592
Provision for bad debts	47,949	—	—	47,949
Rentals and leases	9,904	371	—	10,275

Adjusted EBITDA(1)	59,906	11,777	—	71,683

Interest expense, net	16,732	—	—	16,732
Depreciation and amortization	22,988	889	—	23,877
Management fees	1,250	—	—	1,250

Earnings from continuing operations before gain on disposal of assets and income taxes	18,936	10,888	—	29,824
Gain on disposal of assets, net	104	—	—	104

Earnings from continuing operations before income taxes	$19,040	$10,888	$—	$29,928

Segment assets	$2,085,057	$249,311		$2,334,368

Capital expenditures	$12,272	$10		$12,282

Goodwill	$712,163	$5,757		$717,920

	For the Quarter Ended December 31, 2008
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue	$398,447	$—	$—	$398,447
Premium revenue	—	163,177	—	163,177
Revenue between segments	1,697	—	(1,697)	—

Net revenue	400,144	163,177	(1,697)	561,624

Salaries and benefits	157,232	4,904	—	162,136
Supplies	59,741	85	—	59,826
Medical claims	—	138,699	(1,697)	137,002
Other operating expenses	73,785	5,565	—	79,350
Provision for bad debts	47,131	—	—	47,131
Rentals and leases	9,101	378	—	9,479

Adjusted EBITDA(1)	53,154	13,546	—	66,700

Interest expense, net	18,978	—	—	18,978
Depreciation and amortization	24,125	871	—	24,996
Management fees	1,250	—	—	1,250

Earnings from continuing operations before gain on disposal of assets and income taxes	8,801	12,675	—	21,476

Gain on disposal of assets, net	1,293	—	—	1,293

Earnings from continuing operations before income taxes	$10,094	$12,675	$—	$22,769

Segment assets	$2,121,659	$208,895		$2,330,554

Capital expenditures	$28,818	$634		$29,452

Goodwill	$774,806	$5,757		$780,563

(1)	Adjusted EBITDA represents net earnings from continuing operations before interest expense, income tax expense, depreciation and amortization, gain on disposal of assets and management fees. Management fees represent monitoring and advisory fees paid to TPG, the Company’s majority financial sponsor, and certain other members of IASIS Investment LLC, majority shareholder of IAS. Management routinely calculates and communicates adjusted EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within the healthcare industry to evaluate hospital performance, allocate resources and measure leverage capacity and debt service ability. In addition, the Company uses adjusted EBITDA as a measure of performance for its business segments and for incentive compensation purposes. Adjusted EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net earnings, cash flows generated by operating, investing, or financing activities or other financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance or liquidity. Adjusted EBITDA, as presented, differs from what is defined under the Company’s senior secured credit facilities and may not be comparable to similarly titled measures of other companies.
9. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
The 8 3/4% notes described in Note 2 are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s existing domestic subsidiaries, other than non-guarantor subsidiaries which include Health Choice and the Company’s non-wholly owned subsidiaries.
Summarized condensed consolidating balance sheets at December 31, 2009 and September 30, 2009, condensed consolidating statements of operations for the quarters ended December 31, 2009 and 2008, and condensed consolidating statements of cash flows for the quarters ended December 31, 2009 and 2008, for the Company, segregating the parent company issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, are found below. Prior year amounts have been reclassified to conform to the current year presentation.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Balance Sheet (unaudited)
December 31, 2009
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$196,878	$197	$—	$197,075
Accounts receivable, net	—	91,814	142,988	—	234,802
Inventories	—	22,701	28,852	—	51,553
Deferred income taxes	37,768	—	—	—	37,768
Prepaid expenses and other current assets	—	18,635	25,272	—	43,907

Total current assets	37,768	330,028	197,309	—	565,105

Property and equipment, net	—	343,768	642,714	—	986,482
Intercompany	—	(221,597)	221,597	—	—
Net investment in and advances to subsidiaries	1,653,990	—	—	(1,653,990)	—
Goodwill	17,331	67,445	633,144	—	717,920
Other intangible assets, net	—	—	29,250	—	29,250
Other assets, net	14,407	17,248	3,956	—	35,611

Total assets	$1,723,496	$536,892	$1,727,970	$(1,653,990)	$2,334,368

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$20,892	$45,574	$—	$66,466
Salaries and benefits payable	—	16,622	14,302	—	30,924
Accrued interest payable	2,105	(3,223)	3,223	—	2,105
Medical claims payable	—	—	111,325	—	111,325
Other accrued expenses and other current liabilities	—	37,724	18,162	—	55,886
Current portion of long-term debt and capital lease obligations	5,890	793	20,728	(20,728)	6,683

Total current liabilities	7,995	72,808	213,314	(20,728)	273,389

Long-term debt and capital lease obligations	1,043,788	5,915	561,611	(561,611)	1,049,703
Deferred income taxes	108,704	—	—	—	108,704
Other long-term liabilities	—	50,080	642	—	50,722

Total liabilities	1,160,487	128,803	775,567	(582,339)	1,482,518

Non-controlling interests with redemption rights	—	72,527	—	—	72,527

Equity:
Member’s equity	563,009	325,154	952,403	(1,071,651)	768,915
Non-controlling interests	—	10,408	—	—	10,408

Total equity	563,009	335,562	952,403	(1,071,651)	779,323

Total liabilities and equity	$1,723,496	$536,892	$1,727,970	$(1,653,990)	$2,334,368

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Balance Sheet (unaudited)
September 30, 2009
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$206,331	$197	$—	$206,528
Accounts receivable, net	—	90,883	139,315	—	230,198
Inventories	—	22,405	28,087	—	50,492
Deferred income taxes	39,038	—	—	—	39,038
Prepaid expenses and other current assets	—	15,521	33,932	—	49,453

Total current assets	39,038	335,140	201,531		575,709

Property and equipment, net	—	347,657	649,696	—	997,353
Intercompany	—	(243,956)	243,956	—	—
Net investment in and advances to subsidiaries	1,690,127	—	—	(1,690,127)	—
Goodwill	17,331	67,445	633,144	—	717,920
Other intangible assets, net	—	—	30,000	—	30,000
Other assets, net	15,182	16,780	4,260	—	36,222

Total assets	$1,761,678	$523,066	$1,762,587	$(1,690,127)	$2,357,204

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$25,269	$43,283	$—	$68,552
Salaries and benefits payable	—	25,008	17,540	—	42,548
Accrued interest payable	12,511	(3,239)	3,239	—	12,511
Medical claims payable	—	—	113,519	—	113,519
Other accrued expenses and other current liabilities	—	39,559	26,142	—	65,701
Current portion of long-term debt and capital lease obligations	7,431	935	20,614	(20,614)	8,366

Total current liabilities	19,942	87,532	224,337	(20,614)	311,197

Long-term debt and capital lease obligations	1,045,260	6,211	566,980	(566,980)	1,051,471
Deferred income taxes	106,425	—	—	—	106,425
Other long-term liabilities	—	53,577	645	—	54,222

Total liabilities	1,171,627	147,320	791,962	(587,594)	1,523,315

Non-controlling interests with redemption rights	—	72,527	—	—	72,527

Equity:
Member’s equity	590,051	292,789	970,625	(1,102,533)	750,932
Non-controlling interests	—	10,430	—	—	10,430

Total equity	590,051	303,219	970,625	(1,102,533)	761,362

Total liabilities and equity	$1,761,678	$523,066	$1,762,587	$(1,690,127)	$2,357,204

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
For the Quarter Ended December 31, 2009 (unaudited)
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue:
Acute care revenue	$—	$171,301	$256,035	$(2,676)	$424,660
Premium revenue	—	—	204,297	—	204,297

Total net revenue	—	171,301	460,332	(2,676)	628,957

Costs and expenses:
Salaries and benefits	—	86,609	83,873	—	170,482
Supplies	—	27,438	37,971	—	65,409
Medical claims	—	—	181,243	(2,676)	178,567
Other operating expenses	—	29,889	54,703	—	84,592
Provision for bad debts	—	22,323	25,626	—	47,949
Rentals and leases	—	4,426	5,849	—	10,275
Interest expense, net	16,732	—	9,744	(9,744)	16,732
Depreciation and amortization	—	9,910	13,967	—	23,877
Management fees	1,250	(5,564)	5,564	—	1,250
Equity in earnings of affiliates	(36,212)	—	—	36,212	—

Total costs and expenses	(18,230)	175,031	418,540	23,792	599,133

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	18,230	(3,730)	41,792	(26,468)	29,824
Gain on disposal of assets, net	—	76	28	—	104

Earnings (loss) from continuing operations before income taxes	18,230	(3,654)	41,820	(26,468)	29,928
Income tax expense	10,591	—	—	—	10,591

Net earnings (loss) from continuing operations	7,639	(3,654)	41,820	(26,468)	19,337
Earnings (loss) from discontinued operations, net of income taxes	(28)	75	(1)	—	46

Net earnings (loss)	7,611	(3,579)	41,819	(26,468)	19,383
Net earnings attributable to non-controlling interests	—	(2,028)	—	—	(2,028)

Net earnings (loss) attributable to IASIS Healthcare LLC	$7,611	$(5,607)	$41,819	$(26,468)	$17,355

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
For the Quarter Ended December 31, 2008 (unaudited)
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue:
Acute care revenue	$—	$161,758	$238,386	$(1,697)	$398,447
Premium revenue	—	—	163,177	—	163,177

Total net revenue	—	161,758	401,563	(1,697)	561,624

Costs and expenses:
Salaries and benefits	—	80,594	81,542	—	162,136
Supplies	—	25,074	34,752	—	59,826
Medical claims	—	—	138,699	(1,697)	137,002
Other operating expenses	—	29,098	50,252	—	79,350
Provision for bad debts	—	24,080	23,051	—	47,131
Rentals and leases	—	4,047	5,432	—	9,479
Interest expense, net	18,978	—	13,844	(13,844)	18,978
Depreciation and amortization	—	11,268	13,728	—	24,996
Management fees	1,250	(5,139)	5,139	—	1,250
Equity in earnings of affiliates	(26,421)	—	—	26,421	—

Total costs and expenses	(6,193)	169,022	366,439	10,880	540,148

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	6,193	(7,264)	35,124	(12,577)	21,476
Gain on disposal of assets, net	—	1,271	22	—	1,293

Earnings (loss) from continuing operations before income taxes	6,193	(5,993)	35,146	(12,577)	22,769
Income tax expense	8,811	—	—	—	8,811

Net earnings (loss) from continuing operations	(2,618)	(5,993)	35,146	(12,577)	13,958
Earnings (loss) from discontinued operations, net of income taxes	424	(1,150)	15	—	(711)

Net earnings	(2,194)	(7,143)	35,161	(12,577)	13,247
Net earnings attributable to non-controlling interests	—	(1,597)	—	—	(1,597)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(2,194)	$(8,740)	$35,161	$(12,577)	$11,650

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Cash Flows
For the Quarter Ended December 31, 2009 (unaudited)
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net earnings (loss)	$9,639	$(3,579)	$41,819	$(28,496)	$19,383
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Loss (earnings) from discontinued operations	28	(75)	1	—	(46)
Depreciation and amortization	—	9,910	13,967	—	23,877
Amortization of loan costs	775	—	—	—	775
Deferred income taxes	2,652	—	—	—	2,652
Income tax benefit from parent company interest	2,224	—	—	—	2,224
Gain on disposal of assets, net	—	(76)	(28)	—	(104)
Stock compensation costs	121	—	—	—	121
Equity in earnings of affiliates	(38,240)	—	—	38,240	—
Changes in operating assets and liabilities, net of the effect of dispositions:
Accounts receivable, net	—	(659)	(3,673)	—	(4,332)
Inventories, prepaid expenses and other current assets	—	(3,409)	7,895	—	4,486
Accounts payable, other accrued expenses and other accrued liabilities	(10,406)	(13,783)	(15,184)	—	(39,373)

Net cash provided by (used in) operating activities — continuing operations	(33,207)	(11,671)	44,797	9,744	9,663
Net cash provided by (used in) operating activities — discontinued operations	(28)	(97)	—	—	(125)

Net cash provided by (used in) operating activities	(33,235)	(11,768)	44,797	9,744	9,538

Cash flows from investing activities
Purchases of property and equipment, net	—	(5,620)	(6,662)	—	(12,282)
Proceeds from sale of assets	—	3	28	—	31
Change in other assets, net	—	414	245	—	659

Net cash used in investing activities	—	(5,203)	(6,389)	—	(11,592)

Cash flows from financing activities
Payment of debt and capital lease obligations	(3,016)	(34)	(402)	—	(3,452)
Distribution to non-controlling interests	—	(66)	(3,868)	—	(3,934)
Costs paid for partnership interests, net	—	(13)	—	—	(13)
Change in intercompany balances with affiliates, net	36,251	7,631	(34,138)	(9,744)	—

Net cash provided by (used in) financing activities	33,235	7,518	(38,408)	(9,744)	(7,399)

Decrease in cash and cash equivalents	—	(9,453)	—	—	(9,453)
Cash and cash equivalents at beginning of period	—	206,331	197	—	206,528

Cash and cash equivalents at end of period	$—	$196,878	$197	$—	$197,075

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Cash Flows
For the Quarter Ended December 31, 2008 (unaudited)
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net earnings (loss)	$(2,194)	$(7,143)	$35,161	$(12,577)	$13,247
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Loss (earnings) from discontinued operations	(424)	1,150	(15)	—	711
Depreciation and amortization	—	11,268	13,728	—	24,996
Amortization of loan costs	743	—	—	—	743
Deferred income taxes	1,050	—	—	—	1,050
Gain on disposal of assets, net	—	(1,271)	(22)	—	(1,293)
Stock compensation costs	141	—	—	—	141
Equity in earnings of affiliates	(26,421)	—	—	26,421	—
Changes in operating assets and liabilities, net of the effect of dispositions:
Accounts receivable, net	—	(2,670)	(6,054)	—	(8,724)
Inventories, prepaid expenses and other current assets	—	(1,160)	21	—	(1,139)
Accounts payable, other accrued expenses and other accrued liabilities	(10,199)	14,973	7,777	—	12,551

Net cash provided by (used in) operating activities — continuing operations	(37,304)	15,147	50,596	13,844	42,283
Net cash provided by (used in) operating activities — discontinued operations	(424)	1,544	(116)	—	1,004

Net cash provided by (used in) operating activities	(37,728)	16,691	50,480	13,844	43,287

Cash flows from investing activities
Purchases of property and equipment, net	—	(6,654)	(22,798)	—	(29,452)
Proceeds from sale of assets	—	2,650	2,230	—	4,880
Change in other assets, net	—	(597)	1,475	—	878

Net cash used in investing activities — continuing operations	—	(4,601)	(19,093)	—	(23,694)
Net cash provided by investing activities — discontinued operations	—	7	—	—	7

Net cash used in investing activities	—	(4,594)	(19,093)	—	(23,687)

Cash flows from financing activities
Payment of debt and capital lease obligations	(3,734)	(149)	(546)	—	(4,429)
Distribution to non-controlling interests	—	(80)	(1,606)	—	(1,686)
Costs paid for partnership interests, net	—	(1,384)	—	—	(1,384)
Change in intercompany balances with affiliates, net	41,462	1,356	(28,974)	(13,844)	—

Net cash provided by (used in) financing activities — continuing operations	37,728	(257)	(31,126)	(13,844)	(7,499)
Net cash provided by financing activities — discontinued operations	—	—	—	—	—

Net cash provided by (used in) financing activities	37,728	(257)	(31,126)	(13,844)	(7,499)

Increase in cash and cash equivalents	—	11,840	261	—	12,101
Cash and cash equivalents at beginning of period	—	80,336	402	—	80,738

Cash and cash equivalents at end of period	$—	$92,176	$663	$—	$92,839

10. SUBSEQUENT EVENT
On January 19, 2010, the Company announced the repurchase by its parent company, IAS, of $120.0 million of outstanding preferred stock. The holder of the corporation’s preferred stock is represented by an investor group led by TPG, JLL Partners and Trimaran Fund Management. The repurchase, which included accrued and outstanding dividends, was funded by excess cash on hand of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements, the notes to our unaudited condensed consolidated financial statements and the other financial information appearing elsewhere in this report. Data for the quarters ended December 31, 2009 and 2008, has been derived from our unaudited condensed consolidated financial statements. References herein to “we,” “our” and “us” are to IASIS Healthcare LLC and its subsidiaries.
FORWARD LOOKING STATEMENTS
Some of the statements we make in this report are forward-looking within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations including, but not limited to, the discussions of our operating and growth strategy (including possible acquisitions and dispositions), financing needs, projections of revenue, income or loss, capital expenditures and future operations. Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results in future periods to differ materially from those anticipated in the forward-looking statements. Those risks and uncertainties include, among others, the risks and uncertainties related to our ability to generate sufficient cash to service our existing indebtedness, our substantial level of indebtedness that could adversely affect our financial condition, the possibility of an increase in interest rates, which would increase the cost of servicing our debt and could reduce profitability, the fact that we are controlled by our private equity sponsor, our ability to retain and negotiate reasonable contracts with managed care plans, healthcare reform and other changes in legislation and regulations that may significantly reduce government healthcare spending and our revenue and may require us to make changes to our operations, our hospitals’ competition for patients from other hospitals and healthcare providers, our hospitals facing a growth in volume and revenue related to uncompensated care, our ability to recruit and retain quality physicians, our hospitals’ competition for staffing which may increase our labor costs and reduce profitability, our failure to continually enhance our hospitals with the most recent technological advances in diagnostic and surgical equipment that may adversely affect our ability to maintain and expand our markets, our failure to comply with extensive laws and government regulations, the possible enactment of legislation that would impose significant restrictions on hospitals that have physician owners, the potential of exposure to liability from some of our hospitals being required to submit to the Department of Health and Human Services information on their relationships with physicians, expenses incurred in connection with an appeal of the court order dismissing with prejudice the qui tam litigation, the possibility that we may become subject to federal and state investigations in the future, our ability to satisfy regulatory requirements with respect to our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, a failure of our information systems that would adversely affect our ability to properly manage our operations, an economic downturn or other material change in any one of the regions in which we operate, potential liabilities because of claims brought against our facilities, increasing insurance costs that may reduce our cash flows and net earnings, the impact of certain factors, including severe weather conditions and natural disasters, on operations at our hospitals, our ability to control costs at Health Choice Arizona, Inc. (“Health Choice” or the “Plan”), the impact of any significant alteration to the Arizona Health Care Cost Containment System (“AHCCCS”) payment structure of its contracts, the possibility of Health Choice’s contract with the AHCCCS being discontinued, significant competition from other healthcare companies and state efforts to regulate the sale of not-for-profit hospitals that may affect our ability to acquire hospitals, difficulties with the integration of acquisitions that may disrupt our ongoing operations, the significant capital expenditures that would be involved in the construction of current or new projects or other new hospitals that could have an adverse effect on our liquidity, state efforts to regulate the construction or expansion of hospitals that could impair our ability to operate and expand our operations, our dependence on key personnel, the loss of one or more of which could have a material adverse effect on our business, potential responsibilities and costs under environmental laws that could lead to material expenditures or liability, the possibility of a decline in the fair value of our reporting units that could result in a material non-cash charge to earnings and those risks, uncertainties and other matters detailed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, and in our subsequent filings with the Securities and Exchange Commission (the “SEC”).
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

EXECUTIVE OVERVIEW
We are a leading owner and operator of medium-sized acute care hospitals in high-growth urban and suburban markets. We operate our hospitals with a strong community focus by offering and developing healthcare services targeted to the needs of the markets we serve, promoting strong relationships with physicians and working with local managed care plans. At December 31, 2009, we owned or leased 15 acute care hospital facilities and one behavioral health hospital facility, with a total of 2,848 beds in service, located in six regions:
•	Salt Lake City, Utah;
•	Phoenix, Arizona;
•	Tampa-St. Petersburg, Florida;
•	three cities in Texas, including San Antonio;
•	Las Vegas, Nevada; and
•	West Monroe, Louisiana.
We also own and operate Health Choice, a Medicaid and Medicare managed health plan in Phoenix, Arizona, that serves over 198,000 members.
Revenue and Volume Trends
Net revenue for the quarter ended December 31, 2009 increased 12.0% to $629.0 million, compared to $561.6 million in the prior year quarter. Net revenue is comprised of acute care and premium revenue. Acute care revenue contributed $26.2 million to the increase in total net revenue, while premium revenue at Health Choice contributed $41.1 million.
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
Certain of our acute care hospitals receive supplemental Medicaid reimbursement, including reimbursement from programs for participating private hospitals that enter into indigent care affiliation agreements with public hospitals or county governments in the state of Texas. Under the Centers for Medicare & Medicaid Services (“CMS”) approved programs, affiliated hospitals, including our Texas hospitals, have expanded the community healthcare safety net by providing indigent healthcare services. Participation in indigent care affiliation agreements by our Texas hospitals has resulted in an increase in acute care revenue by virtue of the hospitals’ entitlement to supplemental Medicaid inpatient reimbursement. Revenue recognized under these Texas private supplemental Medicaid reimbursement programs for the quarter ended December 31, 2009, was $15.9 million, compared to $13.9 million in the prior year quarter.

Admissions and adjusted admissions increased 4.6% and 3.3%, respectively, for the quarter ended December 31, 2009, compared to the prior year quarter. Our volume has benefitted from the continued improvements at Mountain Vista Medical Center in Mesa, Arizona, our newest hospital which opened in July 2007, as well as the recent opening of the patient tower projects at Davis Hospital and Medical Center and Jordan Valley Medical Center, in Utah. Additionally, we believe that volume in the prior year quarter was negatively impacted, in part, by the effect of the economic climate in our markets, including the impact of rising unemployment and patient decisions to defer or cancel general primary care and non-emergent healthcare procedures until their conditions became more acute. This trend has been partially facilitated by the increase in the number of higher deductible employer sponsored health plans. Historically, we have experienced a shift in our service mix to more outpatient procedures as a result of advances in pharmaceutical and medical technologies, where services once performed on an inpatient basis are being converted to outpatient procedures. While we believe this industry trend will continue, for the reasons previously discussed, we experienced higher growth in inpatient volume, including higher acuity services such as inpatient surgeries, which increased 13.7% in the current year quarter, compared to the prior year quarter. We believe our volumes over the long-term will continue to grow as a result of our business strategies, including our recent capital investments, and the general aging of the population.
The following table provides the sources of our gross patient revenue by payor for the quarters ended December 31, 2009 and 2008.

	Quarter
	Ended December 31,
	2009	2008
Medicare	30.4%	31.8%
Managed Medicare	11.2%	10.8%
Medicaid	8.9%	7.7%
Managed Medicaid	11.9%	10.7%
Managed care and other	32.8%	33.9%
Self-pay	4.8%	5.1%

Total	100.0%	100.0%

Since the implementation of the Medicare Advantage program, including Medicare Part D coverage, we have experienced a shift of traditional Medicare beneficiaries to managed Medicare. We expect patient volumes from Medicare beneficiaries to continue this shift in coverage as a result of incentives put in place by the federal government to move more beneficiaries to managed Medicare plans. As well, we expect patient volumes in Medicare and managed Medicare to increase over the long-term due to the general aging of the population. In addition, as a result of the prolonged economic downturn and the related increase in unemployment, we expect patient volumes and revenue from Medicaid and managed Medicaid, as well as self-pay, to increase over the near term. Conversely, the economic downturn has resulted in a decline in commercial and managed care enrollment and volumes.
Net patient revenue per adjusted admission increased 3.7% for the quarter ended December 31, 2009, compared to the prior year quarter. While our net patient revenue per adjusted admission continues to increase, industry pressures have recently resulted in reduced rates of growth, including increases in Medicaid and managed Medicaid volumes, declines in commercial and managed care volumes and the impact of reimbursement pressure from managed care and other third-party payors, which has resulted in moderating rate increases. These general industry pricing pressures, along with the consolidation of payors in certain markets, may result in reduced reimbursement from managed care organizations in future periods. Such consolidation of managed care organizations has resulted in a greater focus on case management, as well as increased efforts by payors to align themselves with networks of providers in certain markets in which we operate.
For federal fiscal year 2010, CMS has provided a 2.1% market basket update for hospitals that submit certain quality patient care indicators and a 0.1% update for hospitals that do not submit this data. Medicare payments to hospitals in fiscal years 2008 and 2009 were reduced to eliminate what CMS estimates will be the effect of coding or classifications changes as a result of hospitals implementing the Medicare severity diagnosis-related group (“MS-DRG”) system. CMS has announced its intent to impose payment adjustments in federal fiscal years 2011 and 2012 because of what CMS has determined to be an inadequate adjustment in federal fiscal year 2008. If CMS retrospectively determines that adjustment levels for federal fiscal years 2008 and 2009 were inadequate, CMS may impose additional adjustments in future years. Additionally, Medicare payments to hospitals are subject to a number of other adjustments, and the actual impact on payments to specific hospitals may vary. In some cases, commercial third-party payors and other payors such as some state Medicaid programs rely on all or portions of the MS-DRG system to determine payment rates, and adjustments that negatively impact Medicare payments may also negatively impact payments from these other payors.

Premium Revenue
Premium revenue generated under the AHCCCS and CMS contracts with Health Choice represented 32.5% of our consolidated net revenue for the quarter ended December 31, 2009, compared to 29.1% in the prior year quarter. Most premium revenue at Health Choice is derived through a contract with AHCCCS to provide specified health services to qualified Medicaid enrollees through contracted providers. AHCCCS is the state agency that administers Arizona’s Medicaid program. The contract requires Health Choice to arrange for healthcare services for enrolled Medicaid patients in exchange for fixed monthly premiums, based upon negotiated per capita member rates, and supplemental payments from AHCCCS. Health Choice also contracts with CMS to provide coverage as a Medicare Advantage Prescription Drug (“MAPD”) Special Needs Plan (“SNP”). This contract allows Health Choice to offer Medicare and Part D drug benefit coverage to new and existing dual-eligible members (i.e. those that are eligible for Medicare and Medicaid). Under current law, CMS’ authority to designate SNPs expires on December 31, 2010. Unless this law is changed, CMS may not be able to renew Health Choice’s SNP contract after December 31, 2010. Additionally, federal law prohibits CMS from designating additional disproportionate percentage SNPs through December 31, 2010. Beginning January 1, 2010, new SNPs for dual eligibles and existing SNPs for dual eligibles seeking to expand their service areas must have a contract with the respective state Medicaid agency. Also effective for plan year 2010, SNPs are required to meet additional CMS requirements, including requirements relating to model of care, cost-sharing, disclosure of information, and reporting of quality measures.
Effective October 1, 2008, Health Choice began its current contract with AHCCCS, which provides for a three-year term, with AHCCCS having the option to renew for two additional one-year periods. The contract maintains our state-wide presence by covering Medicaid members in the following Arizona counties: Apache, Coconino, Maricopa, Mohave, Navajo, Pima, Yuma, La Paz and Santa Cruz. As a result of our current contract and increasing enrollment in the state program attributable to the impact of a prolonged economic downturn, Health Choice’s enrollment through its AHCCCS contract at December 31, 2009, exceeded 194,000 members, compared to over 187,000 members at September 30, 2009. While we anticipate our enrollment will continue to increase in the near term, we cannot guarantee the continued growth of our membership.
Premiums received from AHCCCS and CMS to provide services to our members have been impacted by moderating rate increases. Additionally, the state of Arizona has faced and is currently facing significant budgetary concerns. As a result, the state legislature passed a fiscal 2010 budget on July 1, 2009, that includes AHCCCS funding at a lower rate of growth than in prior years, but does include funding for medical cost inflation and increased enrollment in the program. In regards to the fiscal 2010 year, depending on member mix, we generally believe Health Choice could experience flat to slightly declining rates received on a per member per month basis, which may negatively impact our premium revenue. In addition, there are a number of alternatives being considered to address Arizona’s budget concerns, including increases in sales and property taxes, a reduction in AHCCCS’ total expenditures, a reduction in rates paid to facilities, and elimination of KidsCare, Arizona’s Children’s Health Insurance Program.
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

General Economic Environment
The U.S. economy has continued to experience the impact of a prolonged economic downturn. Depressed consumer spending and higher unemployment rates continue to pressure many industries, including the healthcare industry. During economic downturns, governmental entities often experience budgetary constraints as a result of increased costs and lower than expected tax collections. These budgetary constraints may result in decreased spending for health and human service programs, including Medicare, Medicaid and similar programs, which represent significant payor sources for our hospitals. Other risks we face from the general economic weakness include patient decisions to defer or cancel elective and non-emergent healthcare procedures until their conditions become more acute. These economically challenging times have resulted in significant job losses that have produced shifts in patient mix from commercial and managed care payors to Medicaid and managed Medicaid programs, as well as increases in the uninsured and under-insured population.
Value-Based Reimbursement
There is a trend in the healthcare industry towards value-based purchasing of healthcare services. These value-based purchasing programs include both public reporting and financial incentives tied to the quality and efficiency of care provided by facilities. On November 7, 2009, the House of Representatives passed the Affordable Health Care for America Act (the “House Reform Bill”). On December 24, 2009, the Senate passed the Patient Protections And Affordable Health Care Act (the “Senate Reform Bill”). Both the House Reform Bill and the Senate Reform Bill would expand value-based purchasing initiatives. We expect programs of this type to become more common in the healthcare industry.
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
For discharges on or after October 1, 2008, Medicare no longer pays hospitals additional amounts for the treatment of certain preventable adverse events, also known as hospital-acquired conditions, unless the condition was present at admission. Currently, there are ten categories of conditions on the list of hospital-acquired conditions. On January 15, 2009, CMS announced three National Coverage Determinations that prohibit Medicare reimbursement for erroneous surgical procedures performed on an inpatient or outpatient basis. These three erroneous surgical procedures are in addition to the hospital-acquired conditions designated by CMS by regulation. DEFRA provides that CMS may revise the list of hospital-acquired conditions from time to time. Additionally, both the House Reform Bill and the Senate Reform Bill would codify limitations of payment for health-care acquired conditions as well as address quality and value based purchasing through a variety of initiatives. For example, the House Reform Bill would require public reporting and posting of healthcare associated infections and would reduce payments to hospitals with excessive inpatient readmissions. It is uncertain if and how these bills will be reconciled and whether these or other quality-related provisions will become law.
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
Growth in Uncompensated Care
Like others in the hospital industry, we continue to experience increases in our uncompensated care, including charity care and our provision for bad debts. This increase is driven by growth in the number of uninsured patients seeking care at our hospitals, as well as increases in the amount of co-payments and deductibles as employers continue to pass more of these costs on to their employees. In addition, as a result of the prolonged economic downturn and rising unemployment, we believe that our hospitals may experience continued growth in bad debts and charity care. Self-pay admissions as a percentage of total admissions were 6.4% for the quarter ended December 31, 2009, compared to 5.7% in the prior year quarter. While the volume of patients registered as uninsured continues to increase, we continue to be successful at qualifying many of these uninsured patients for Medicaid or other third-party coverage, which has helped to reduce our uncompensated care margin in the current quarter, compared to the prior year quarter. Despite the recent improvement, our provision for bad debts continues to be affected by the volume of under-insured patients or patient balances after insurance. As a result of rising unemployment, increasing healthcare costs and other factors beyond our control, collections of these patient balances may become more difficult. Accordingly, we continue to monitor our self-pay admissions on a daily basis and continue to focus on the efficiency of our emergency rooms, point-of-service cash collections, Medicaid eligibility automation and process-flow improvements. At December 31, 2009, self-pay balances after insurance were $37.1 million, compared to $37.3 million at September 30, 2009, and $35.9 million at December 31, 2008. We anticipate that if we experience further growth in self-pay volume and revenue, along with continued increases in co-payments and deductibles for insured patients, our provision for bad debts will further increase and our results of operations could be adversely affected.
The percentages of insured and uninsured gross hospital receivables (prior to allowances for contractual adjustments and doubtful accounts) are summarized as follows:

	December 31,	September 30,
	2009	2009
Insured receivables	62.9%	62.0%
Uninsured receivables	37.1%	38.0%

Total	100.0%	100.0%

The percentages in the table above are calculated using gross receivable balances. Uninsured receivables and insured receivables are net of discounts and contractual adjustments recorded at the time of billing. Included in insured receivables are accounts that are pending approval from Medicaid. These receivables were approximately 4.1% and 3.2% of gross hospital receivables at December 31, 2009 and September 30, 2009, respectively.

The approximate percentages of gross hospital receivables in summarized aging categories are as follows:

	December 31,	September 30,
	2009	2009
0 to 90 days	69.3%	69.4%
91 to 180 days	17.8%	18.1%
Over 180 days	12.9%	12.5%

Total	100.0%	100.0%

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
A summary of significant accounting policies is disclosed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2009. Our critical accounting policies are further described under the caption “Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended September 30, 2009. There have been no changes in the nature of our critical accounting policies or the application of those policies since September 30, 2009.
SELECTED OPERATING DATA
The following table sets forth certain unaudited operating data for each of the periods presented.

	Quarter
	Ended December 31,
	2009	2008

Acute Care:
Number of acute care hospital facilities at end of period	15	15
Beds in service at end of period (1)	2,848	2,659
Average length of stay (days) (2)	4.8	4.7
Occupancy rates (average beds in service)	46.0%	46.5%
Admissions (3)	25,253	24,150
Adjusted admissions (4)	42,067	40,734
Patient days (5)	120,551	113,697
Adjusted patient days (4)	193,223	183,831
Net patient revenue per adjusted admission	$10,026	$9,667

Health Choice:
Medicaid covered lives	194,195	161,511
Dual-eligible lives (6)	3,997	3,356
Medical loss ratio (7)	88.7%	85.0%

(1)	Includes St. Luke’s Behavioral Hospital.

(2)	Represents the average number of days that a patient stayed in our hospitals.

(3)	Represents the total number of patients admitted to our hospitals for stays in excess of 23 hours. Management and investors use this number as a general measure of inpatient volume.

(4)	Adjusted admissions and adjusted patient days are general measures of combined inpatient and outpatient volume. We compute adjusted admissions/patient days by multiplying admissions/patient days by gross patient revenue and then dividing that number by gross inpatient revenue.

(5)	Represents the number of days our beds were occupied by inpatients over the period.

(6)	Represents members eligible for Medicare and Medicaid benefits under Health Choice’s contract with CMS to provide coverage as a MAPD SNP.

(7)	Represents medical claims expense as a percentage of premium revenue, including claims paid to our hospitals.

RESULTS OF OPERATIONS SUMMARY
Consolidated
The following table and discussion sets forth, for the periods presented, our results of consolidated operations expressed in dollar terms and as a percentage of net revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended		Quarter Ended
	December 31, 2009		December 31, 2008
($ in thousands)	Amount	Percentage	Amount	Percentage
Net revenue:
Acute care revenue	$424,660	67.5%	$398,447	70.9%
Premium revenue	204,297	32.5%	163,177	29.1%

Total net revenue	628,957	100.0%	561,624	100.0%

Costs and expenses:
Salaries and benefits	170,482	27.1%	162,136	28.9%
Supplies	65,409	10.4%	59,826	10.7%
Medical claims	178,567	28.4%	137,002	24.4%
Other operating expenses	84,592	13.4%	79,350	14.1%
Provision for bad debts	47,949	7.6%	47,131	8.4%
Rentals and leases	10,275	1.7%	9,479	1.7%
Interest expense, net	16,732	2.7%	18,978	3.4%
Depreciation and amortization	23,877	3.8%	24,996	4.4%
Management fees	1,250	0.2%	1,250	0.2%

Total costs and expenses	599,133	95.3%	540,148	96.2%

Earnings from continuing operations before gain on disposal of assets and income taxes	29,824	4.7%	21,476	3.8%
Gain on disposal of assets, net	104	0.1%	1,293	0.2%

Earnings from continuing operations before income taxes	29,928	4.8%	22,769	4.0%
Income tax expense	10,591	1.7%	8,811	1.6%

Net earnings from continuing operations	19,337	3.1%	13,958	2.4%
Earnings (loss) from discontinued operations, net of income taxes	46	0.0%	(711)	(0.1)%

Net earnings	19,383	3.1%	13,247	2.3%
Net earnings attributable to non-controlling interests	(2,028)	(0.3)%	(1,597)	(0.2)%

Net earnings attributable to IASIS Healthcare LLC	$17,355	2.8%	$11,650	2.1%

     Income tax expense — Income tax expense from continuing operations for the quarter ended December 31, 2009, was $10.6 million, resulting in an effective tax rate of 35.4%, compared to $8.8 million, for an effective tax rate of 38.7% in the prior year quarter. The decrease in the effective tax rate is primarily the result of a change in non-deductible expenses and a reduction to the liability for unrecognized tax benefits during the current year quarter.

Acute Care
The following table and discussion sets forth, for the periods presented, the results of our acute care operations expressed in dollar terms and as a percentage of net revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended		Quarter Ended
	December 31, 2009		December 31, 2008
($ in thousands)	Amount	Percentage	Amount	Percentage
Net revenue:
Acute care revenue	$424,660	99.4%	$398,447	99.6%
Revenue between segments (1)	2,676	0.6%	1,697	0.4%

Total net revenue	427,336	100.0%	400,144	100.0%

Costs and expenses:
Salaries and benefits	165,890	38.8%	157,232	39.3%
Supplies	65,362	15.3%	59,741	14.9%
Other operating expenses	78,325	18.3%	73,785	18.4%
Provision for bad debts	47,949	11.2%	47,131	11.8%
Rentals and leases	9,904	2.4%	9,101	2.3%
Interest expense, net	16,732	3.9%	18,978	4.8%
Depreciation and amortization	22,988	5.4%	24,125	6.0%
Management fees	1,250	0.3%	1,250	0.3%

Total costs and expenses	408,400	95.6%	391,343	97.8%

Earnings from continuing operations before gain on disposal of assets and income taxes	18,936	4.4%	8,801	2.2%
Gain on disposal of assets, net	104	0.1%	1,293	0.3%

Earnings from continuing operations before income taxes	$19,040	4.5%	$10,094	2.5%

(1)	Revenue between segments is eliminated in our consolidated results.
Acute care revenue — Acute care revenue from our hospital operations for the quarter ended December 31, 2009, was $427.3 million, an increase of $27.2 million or 6.8%, compared to $400.1 million in the prior year quarter. The increase in acute care revenue is comprised of an increase in adjusted admissions of 3.3% and an increase in net patient revenue per adjusted admission of 3.7%.
Net adjustments to estimated third-party payor settlements, also known as prior year contractuals, resulted in an increase in net revenue of $1.9 million and $980,000 for the quarters ended December 31, 2009 and 2008, respectively.
Salaries and benefits — Salaries and benefits expense from our hospital operations for the quarter ended December 31, 2009, was $165.9 million, or 38.8% of acute care revenue, compared to $157.2 million, or 39.3% of acute care revenue in the prior year quarter. This decline was the result of improved productivity management leveraged against growth in acute care revenue.
Supplies — Supplies expense from our hospital operations for the quarter ended December 31, 2009, was $65.4 million, or 15.3% of acute care revenue, compared to $59.7 million, or 14.9% of acute care revenue in the prior year quarter. The increase in supplies as a percentage of acute care revenue is primarily the result of growth in higher acuity and supply utilization services, such as inpatient surgical procedures which increased 13.7% compared to the prior year quarter.

Provision for bad debts — Provision for bad debts from our hospital operations for the quarter ended December 31, 2009, was $47.9 million, or 11.2% of acute care revenue, compared to $47.1 million, or 11.8% of acute care revenue in the prior year quarter. The decrease in the provision for bad debts as a percentage of acute care revenue reflects our success at qualifying uninsured patients for coverage under Medicaid. As a result of the prolonged economic downturn and the related increase in the number of individuals eligible for Medicaid or similar programs, we have experienced an increase in the number of patients qualifying for such coverage.
Interest expense, net — Interest expense, net of interest income, for the quarter ended December 31, 2009, was $16.7 million, compared to $19.0 million in the prior year quarter. This decrease of $2.3 million was primarily due to the impact of lower LIBOR interest rates in the current year quarter, compared to the prior year quarter. The weighted average interest rate for outstanding borrowings under our senior secured credit facilities was 3.4% for the quarter ended December 31, 2009, compared to 4.7% in the prior year quarter.
Health Choice
The following table and discussion sets forth, for the periods presented, the results of our Health Choice operations expressed in dollar terms and as a percentage of premium revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended		Quarter Ended
	December 31, 2009		December 31, 2008
($ in thousands)	Amount	Percentage	Amount	Percentage
Revenue:
Premium revenue	$204,297	100.0%	$163,177	100.0%

Costs and expenses:
Salaries and benefits	4,592	2.2%	4,904	3.0%
Supplies	47	0.0%	85	0.1%
Medical claims (1)	181,243	88.7%	138,699	85.0%
Other operating expenses	6,267	3.1%	5,565	3.4%
Rentals and leases	371	0.2%	378	0.2%
Depreciation and amortization	889	0.5%	871	0.5%

Total costs and expenses	193,409	94.7%	150,502	92.2%

Earnings before income taxes	$10,888	5.3%	$12,675	7.8%

(1)	Medical claims paid to our hospitals of $2.7 million and $1.7 million for the quarters ended December 31, 2009 and 2008, respectively, are eliminated in our consolidated results.
Premium revenue — Premium revenue from Health Choice was $204.3 million for the quarter ended December 31, 2009, an increase of $41.1 million or 25.2%, compared to $163.2 million in the prior year quarter. The growth in premium revenue was impacted by a 20.2% increase in Medicaid enrollees resulting from Health Choice’s expanded contract with AHCCCS and increased enrollment in the state program. Additionally, as a result of a change in member mix attributable to the Plan’s new enrollees, we experienced a 3.9% increase in our premium revenue on a per member per month basis in the Medicaid line of business.
Medical claims — Prior to eliminations, medical claims expense was $181.2 million for the quarter ended December 31, 2009, compared to $138.7 million in the prior year quarter. Medical claims expense represents the amounts paid by Health Choice for healthcare services provided to its members. Medical claims expense as a percentage of premium revenue was 88.7% for the quarter ended December 31, 2009, compared to 85.0% in the prior year quarter. The increase is primarily the result of an overall increase in medical utilization compared to the prior year quarter, particularly as it relates to outpatient services, including radiology procedures. This increased utilization and related costs are generally attributable to the services provided to our new members, which are presenting for treatment at higher acuity levels.

LIQUIDITY AND CAPITAL RESOURCES
Overview of Cash Flow Activities for the Quarters Ended December 31, 2009 and 2008
Our cash flows are summarized as follows (in thousands):

	Quarter
	Ended December 31,
	2009	2008
Cash flow from operating activities	$9,538	$43,287
Cash flow from investing activities	(11,592)	(23,687)
Cash flow from financing activities	(7,399)	(7,499)
Operating Activities
The decrease in operating cash flows for the quarter ended December 31, 2009, compared to the prior year quarter, is primarily the result of changes in working capital, which included certain timing differences related to accrued salaries and wages and medical claims payable. Operating cash flows in the prior year quarter benefitted from Health Choice’s expanded contract with AHCCCS, beginning in October 2008, which resulted in a significant growth in covered Medicaid lives and related claims payable. Other items impacting operating cash flows for the current quarter included increased cash taxes following the exhaustion of certain net operating losses for tax purposes.
At December 31, 2009, we had $291.7 million in net working capital, compared to $264.5 million at September 30, 2009. Net accounts receivable increased $4.6 million to $234.8 million at December 31, 2009, from $230.2 million at September 30, 2009. Our days revenue in accounts receivable at December 31, 2009 were 49, compared to 49 at September 30, 2009, and 55 at December 31, 2008.
Investing Activities
Capital expenditures for the quarter ended December 31, 2009, were $12.3 million, compared to $29.5 million in the prior year quarter. The decline is primarily the result of the completion of the tower projects in the Utah market during fiscal 2009, as well as continued management of our capital expenditures.
Financing Activities
During the quarter ended December 31, 2009, pursuant to the terms of our senior secured credit facilities, we made net payments of $1.5 million, compared to net payments of $3.7 million in the prior year quarter. Additionally, we paid $2.0 million in capital leases and other debt obligations during the quarter ended December 31, 2009.

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
In addition, the senior secured credit facilities contain certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The senior secured credit facilities agreement contains a customary restricted payments covenant, which, among others restrictions, limits the amount of dividends or other cash payments to IASIS Healthcare Corporation ("IAS"), our parent company. As of December 31, 2009, we have $268.0 million available to expend free of any such restrictions pursuant to the restricted payment basket provisions set forth in this covenant.
At December 31, 2009, amounts outstanding under our senior secured credit facilities consisted of $426.9 million under the term loan and $147.8 million under the delayed draw term loan. We also had $39.9 million and $25.3 million in letters of credit outstanding under the synthetic letter of credit facility and the revolving credit facility, respectively. The weighted average interest rate of outstanding borrowings under our senior secured credit facilities was 3.4% for the quarter ended December 31, 2009.

$475.0 Million 8 3/4% Senior Subordinated Notes Due 2014
We and our wholly-owned subsidiary, IASIS Capital Corporation, a holding company with no assets or operations, as issuers, have outstanding $475.0 million aggregate principal amount of 8 3/4% notes. Our 8 3/4% notes are general unsecured senior subordinated obligations of the issuers, are subordinated in right of payment to their existing and future senior debt, are pari passu in right of payment with any of their future senior subordinated debt and are senior in right of payment to any of their future subordinated debt. Our existing domestic subsidiaries, other than certain non-guarantor subsidiaries, which include Health Choice and our non-wholly owned subsidiaries, are guarantors of our 8 3/4% notes. Our 8 3/4% notes are effectively subordinated to all of the issuers’ and the guarantors’ secured debt to the extent of the value of the assets securing the debt and are structurally subordinated to all liabilities and commitments (including trade payables and capital lease obligations) of our subsidiaries that are not guarantors of our 8 3/4% notes. Our 8 3/4% notes require semi-annual interest payments in June and December. The indenture related to the 8 3/4% notes contains a customary restricted payments covenant, which, among others restrictions, limits the amount of dividends or other cash payments to IAS, including payments to fund the interest on the Holdings Senior Paid-in-Kind (“PIK”) Loans, which becomes cash pay in June 2012. As of December 31, 2009, we have $196.0 million available to expend free of any such restrictions pursuant to the restricted payment basket provisions set forth in this covenant.
Holdings Senior PIK Loans
IAS, our parent company, has outstanding Holdings Senior PIK Loans, which mature June 15, 2014. Proceeds were used to repurchase certain preferred equity from the stockholders of IAS. The Holdings Senior PIK Loans bear interest at an annual rate equal to LIBOR plus 5.25%. The Holdings Senior PIK Loans rank behind our existing debt and will convert to cash-pay in June 2012, at which time all accrued interest becomes payable. At December 31, 2009, the outstanding balance of the Holdings Senior PIK Loans was $373.8 million, which includes $73.8 million of interest that has accrued to the principal of these loans since the date of issuance. The credit agreement related to the Holdings Senior PIK Loans includes a restricted payment covenant, which, among other restrictions, limits the amount of dividends that can be paid to the stockholders of IAS. As of December 31, 2009, we have $130.0 million available to expend free of any such restrictions pursuant to the restricted payment basket provisions set forth in this covenant.
Other
     We are a party to interest rate swap agreements with Citibank, N.A. (“Citibank”) and Wachovia Bank, N.A. (“Wachovia”), as counterparties, with notional amounts totaling $425.0 million, in an effort to manage exposure to floating interest rate risk on a portion of our variable rate debt. The arrangements with each counterparty include two interest rate swap agreements, one with a notional amount of $112.5 million maturing on February 28, 2011 and one with a notional amount of $100.0 million maturing on February 29, 2012. Under these agreements, we are required to make monthly interest payments to our counterparties at fixed annual interest rates ranging from 1.5% to 2.0%, depending upon the agreement. Our counterparties are obligated to make monthly interest payments to us based upon the one-month LIBOR rate in effect over the term of each agreement.
As of December 31, 2009, we provided a performance guaranty in the form of letters of credit totaling $43.2 million for the benefit of AHCCCS to support our obligations under the Health Choice contract to provide and pay for healthcare services. The amount of the performance guaranty is based in part upon the membership in the plan and the related capitation revenue paid to us.
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
Liquidity
We rely on cash generated from our internal operations as our primary source of liquidity, as well as available credit facilities, project and bank financings and the issuance of long-term debt. From time to time, we have also utilized operating lease transactions that are sometimes referred to as off-balance sheet arrangements. We expect that our future funding for working capital needs, capital expenditures, long-term debt repayments and other financing activities will continue to be provided from some or all of these sources. Each of our existing and projected sources of cash is impacted by operational and financial risks that influence the overall amount of cash generated and the capital available to us. For example, cash generated by our business operations may be impacted by, among other things, economic downturns, weather-related catastrophes and adverse industry conditions. Our future liquidity will be impacted by our ability to access capital markets, which may be restricted due to our credit ratings, general market conditions, by existing or future debt agreements, and by potential transactions determined by our private equity sponsors that, in their judgment, could enhance their equity investment, even though such transactions might reduce our cash flows or capital reserves. For a further discussion of risks that can impact our liquidity, see our risk factors beginning on page 25 of our Annual Report of Form 10-K for the fiscal year ended September 30, 2009.

Including available cash and our senior secured credit facilities at December 31, 2009, we had available liquidity as follows (in millions):

Available cash and cash equivalents	$197.1
Available capacity under our senior secured revolving credit facility	199.7

Net available liquidity at December 31, 2009	$396.8

On January 19, 2010, we announced the repurchase by IAS, our parent company, of $120.0 million of its outstanding preferred stock. The holder of the IAS preferred stock is represented by an investor group led by TPG, JLL Partners and Trimaran Fund Management. The repurchase, which included accrued and outstanding dividends, was funded by our excess cash on hand.
Available capacity under our revolving credit facility assumes 100% participation from all lenders currently participating in our senior secured revolving credit facility. Currently, we have identified one defaulting lender, Lehman Brothers (“Lehman”), who has been unable to fund our revolver borrowings since September 2008. Lehman’s participation in our revolving credit facility is approximately 8.9%, or $20.0 million of our total revolver capacity. Assuming Lehman continues to default under the terms of the agreement, our net available liquidity at December 31, 2009, would be reduced to $376.8 million. In addition to our available liquidity, we expect to generate positive operating cash flows in fiscal 2010. We will also utilize proceeds from our financing activities as needed.
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
As a result of this evaluation, we believe that we will have sufficient liquidity for the next three years to fund the cash required for the payment of taxes and the capital expenditures required to maintain our facilities during this period of time. We are unable at this time to extend our evaluation of the sufficiency of our liquidity beyond three years. We cannot assure you, however, that our operating performance will generate sufficient cash flow from operations or that future borrowings will be available under our senior secured credit facilities, or otherwise, to enable us to grow our business, service our indebtedness, including the senior secured credit facilities and the 8 3/4% senior subordinated notes, or make anticipated capital expenditures. For more information, see our risk factors beginning on page 25 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.
One element of our business strategy is to selectively pursue acquisitions and strategic alliances in existing and new markets. Any acquisitions or strategic alliances may result in the incurrence of, or assumption by us, of additional indebtedness. We continually assess our capital needs and may seek additional financing, including debt or equity as considered necessary to fund capital expenditures and potential acquisitions or for other corporate purposes. Our future operating performance, ability to service or refinance our 8 3/4% senior subordinated notes and ability to service and extend or refinance our senior secured credit facilities will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. For more information, see our risk factors beginning on page 25 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.
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
RECENT ACCOUNTING PRONOUNCEMENTS
In January 2010, the Financial Accounting Standards Board issued authoritative guidance requiring additional information to be disclosed with respect to Level 3 fair value measurements, as well as transfers to and from Level 1 and Level 2 measurements. In addition, enhanced disclosures are required concerning inputs and valuation techniques used to determine Level 2 and Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for the quarter ending March 31, 2010, with the effective date for additional Level 3 related disclosures effective for periods beginning after December 15, 2010. We anticipate the adoption of these provisions will not materially impact our results of operations, financial position or cash flows.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. The following components of our senior secured credit facilities bear interest at variable rates at specified margins above either the agent bank’s alternate base rate or the LIBOR rate: (i) a $439.0 million, seven-year term loan; (ii) a $150.0 million senior secured delayed draw term loan; and (iii) a $225.0 million, six-year senior secured revolving credit facility. As of December 31, 2009, we had outstanding variable rate debt of $574.7 million. We have managed our market exposure to changes in interest rates by converting $425.0 million of this variable rate debt to fixed rate debt through the use of interest rate swap agreements. Our interest rate swaps provide for $425.0 million of fixed rate debt under our senior secured credit facilities through February 28, 2011 and $200.0 million from March 1, 2011 through February 29, 2012, at rates ranging from 1.5% to 2.0% depending upon the terms of the specific agreement.
Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates on our remaining variable rate debt or our consolidated financial position, results of operations or cash flows would not be material. Holding other variables constant, including levels of indebtedness and interest rate swaps, a 0.125% increase in interest rates would have an estimated impact on pre-tax earnings and cash flows for the next twelve month period of $187,000.
Our interest rate swap agreements expose us to credit risk in the event of non-performance by our counterparties, Citibank and Wachovia. However, we do not anticipate non-performance by these counterparties.
We have $475.0 million in senior subordinated notes due December 15, 2014, with interest payable semi-annually at the rate of 8 3/4% per annum. At December 31, 2009, the fair market value of the outstanding 8 3/4% notes was $484.5 million, based upon quoted market prices as of that date.
We currently believe we have adequate liquidity to fund operations during the near term through the generation of operating cash flows, cash on hand and access to our revolving credit facility. However, our ability to borrow funds under our revolving credit facility is subject to the financial viability of the participating financial institutions. We have identified one defaulting lender, Lehman, who has been unable to fund its proportionate share of borrowings under our revolving credit facility. Lehman’s participation in our revolving credit facility is approximately 8.9%, or $20.0 million of our total revolver capacity. We are currently working to replace this lender with a financially viable institution; however, we are unable to provide any assurance that this will be possible. Any future deterioration in the credit markets could limit our ability to access available funds under our revolving credit facility.

Item 4. Controls and Procedures
Evaluations of Disclosure Controls and Procedures
Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2009. Based on this evaluation, the principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports.
Changes in Internal Control Over Financial Reporting
During the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On March 31, 2008, the United States District Court for the District of Arizona (the “District Court”) dismissed with prejudice the qui tam complaint against IAS, our parent company. The qui tam action sought monetary damages and civil penalties under the federal False Claims Act (“FCA”) and included allegations that certain business practices related to physician relationships and the medical necessity of certain procedures resulted in the submission of claims for reimbursement in violation of the FCA. The case dates back to March 2005 and became the subject of a subpoena by the Office of Inspector General (“OIG”) in September 2005. In August 2007, the case was unsealed and became a private lawsuit after the Department of Justice declined to intervene. The United States District Judge dismissed the case from the bench at the conclusion of oral arguments on IAS’ motion to dismiss. On April 21, 2008, the court issued a written order dismissing the case with prejudice and entering formal judgment for IAS. On May 7, 2008, the qui tam relator’s counsel filed a Notice of Appeal to the United States Court of Appeals for the Ninth Circuit to appeal the District Court’s dismissal of the case. On May 21, 2008, IAS filed a Notice of Cross-Appeal to the United States Court of Appeals for the Ninth Circuit from a portion of the April 21, 2008 Order and, on July 22, 2008, IAS filed a Motion to Disqualify relator’s counsel related to their misappropriation of information subject to a claim of attorney-client privilege by IAS. On August 21, 2008, the court issued a written order denying IAS’ Motion to Disqualify and resetting the briefing schedule associated with the Ninth Circuit appellate proceedings. On October 21, 2008, the relator filed his appeal brief with the United States Court of Appeals for the Ninth Circuit. IAS filed its cross-appeal brief on January 20, 2009. Oral argument in the Ninth Circuit has been scheduled for March 9, 2010. If the appeal of the order dismissing the qui tam action with prejudice was to be resolved in a manner unfavorable to IAS, it could have a material adverse effect on our business, financial condition and results of operations, including exclusion from the Medicare and Medicaid programs.

Item 1A. Risk Factors
Reference is made to the factors set forth under the caption “Forward-Looking Statements” in Part I, Item 2 of this Form 10-Q and other risk factors described in our Annual Report on Form 10-K for the year ended September 30, 2009, which are incorporated herein by reference. There have not been any material changes to the risk factors previously disclosed in our annual report on Form 10-K for the year ended September 30, 2009, other than as set forth below.
Healthcare Reform and Other Changes In Governmental Programs May Significantly Reduce Government Healthcare Spending And Our Revenue.
     National healthcare reform is a focus at the federal level. In the final months of 2009, both houses of the U.S. Congress passed separate bills intended to reform the healthcare system. While neither of these bills has yet to become law, such laws or similar proposals have been, and we anticipate may continue to be, a focus at the federal level. It is not possible to predict whether federal healthcare reform legislation will be enacted or the impact of any enacted federal healthcare reform legislation. If enacted, federal healthcare reform may reduce our revenue, increase our costs, or otherwise have a material adverse effect on our business, financial condition or results of operations. We are unable to predict the course of federal, state, or local healthcare legislation.
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
In recent years, both houses of the U.S. Congress have passed bills that included provisions that would have eliminated or significantly restricted the whole hospital exception, the exception under the Stark Law that allows for direct physician ownership in hospitals. While the whole hospital exception provisions in these bills did not become law, this issue continues to attract significant interest in Congress. In November 2009, the House of Representatives passed a healthcare reform bill that would eliminate the whole hospital exception subject to a grandfathering provision for most hospitals that currently have physician ownership. In order to fall within this grandfathering provision, a hospital would have to abide by a number of restrictions, including limits on future expansion and reporting and disclosure requirements. In December 2009, the Senate passed a healthcare reform bill containing a similar prohibition on physician-owned hospitals. It is uncertain if and how these reform bills will be reconciled and whether these prohibitions will become law.
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

IASIS HEALTHCARE LLC
Date: February 12, 2010	By:	/s/ John M. Doyle
John M. Doyle
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.