Form 10-Q
period 2010-03-31
IASIS Healthcare LLC
filed 2010-05-14
CIK 1294632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of May 14, 2010, 100% of the registrant’s common interests outstanding (all of which are privately owned and are not traded on any public market) were owned by IASIS Healthcare Corporation, its sole member.

i

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements
IASIS HEALTHCARE LLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	March 31,	September 30,
	2010	2009

ASSETS

Current assets:
Cash and cash equivalents	$158,511	$206,528
Accounts receivable, less allowance for doubtful accounts of $119,275 and $126,132 at March 31, 2010 and September 30, 2009, respectively	228,907	230,198
Inventories	52,601	50,492
Deferred income taxes	20,872	39,038
Prepaid expenses and other current assets	53,510	49,453

Total current assets	514,401	575,709

Property and equipment, net	980,916	997,353
Goodwill	717,920	717,920
Other intangible assets, net	28,500	30,000
Other assets, net	36,621	36,222

Total assets	$2,278,358	$2,357,204

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$70,234	$68,552
Salaries and benefits payable	37,421	42,548
Accrued interest payable	12,503	12,511
Medical claims payable	122,606	113,519
Other accrued expenses and other current liabilities	68,210	65,701
Current portion of long-term debt and capital lease obligations	6,672	8,366

Total current liabilities	317,646	311,197

Long-term debt and capital lease obligations	1,048,146	1,051,471
Deferred income taxes	108,240	106,425
Other long-term liabilities	54,443	54,222

Non-controlling interests with redemption rights	72,527	72,527

Equity:
Member’s equity	666,954	750,932
Non-controlling interests	10,402	10,430

Total equity	677,356	761,362

Total liabilities and equity	$2,278,358	$2,357,204

See accompanying notes.

IASIS HEALTHCARE LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands)

	Quarter Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Net revenue:
Acute care revenue	$437,574	$421,179	$862,234	$819,626
Premium revenue	186,948	157,495	391,245	320,672

Total net revenue	624,522	578,674	1,253,479	1,140,298

Costs and expenses:
Salaries and benefits (includes stock compensation of $2,128, $138, $2,249 and $279, respectively)	174,171	168,372	344,653	330,508
Supplies	68,425	63,753	133,834	123,579
Medical claims	160,094	126,598	338,661	263,600
Other operating expenses	88,683	77,953	173,275	157,303
Provision for bad debts	45,536	45,167	93,485	92,298
Rentals and leases	10,145	9,734	20,420	19,213
Interest expense, net	16,622	15,817	33,354	34,795
Depreciation and amortization	24,025	24,296	47,902	49,292
Management fees	1,250	1,250	2,500	2,500
Hurricane-related property damage	—	938	—	938

Total costs and expenses	588,951	533,878	1,188,084	1,074,026

Earnings from continuing operations before gain (loss) on disposal of assets and income taxes	35,571	44,796	65,395	66,272
Gain (loss) on disposal of assets, net	(161)	20	(57)	1,313

Earnings from continuing operations before income taxes	35,410	44,816	65,338	67,585
Income tax expense	13,270	16,449	23,861	25,260

Net earnings from continuing operations	22,140	28,367	41,477	42,325
Earnings (loss) from discontinued operations, net of income taxes	(25)	211	21	(500)

Net earnings	22,115	28,578	41,498	41,825
Net earnings attributable to non-controlling interests	(2,033)	(2,977)	(4,061)	(4,574)

Net earnings attributable to IASIS Healthcare LLC	$20,082	$25,601	$37,437	$37,251

See accompanying notes.

IASIS HEALTHCARE LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Six Months Ended
	March 31,
	2010	2009
Cash flows from operating activities
Net earnings	$41,498	$41,825
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	47,902	49,292
Amortization of loan costs	1,564	1,498
Stock compensation costs	2,249	279
Deferred income taxes	19,589	9,530
Income tax benefit from stock compensation	(1,770)	—
Income tax benefit from parent company interest	3,275	—
Loss (gain) on disposal of assets, net	57	(1,313)
Loss (earnings) from discontinued operations, net	(21)	500
Hurricane-related property damage	—	938
Changes in operating assets and liabilities, net of the effect of dispositions:
Accounts receivable, net	1,578	(29,695)
Inventories, prepaid expenses and other current assets	(6,165)	6,383
Accounts payable, other accrued expenses and other accrued liabilities	7,010	14,170

Net cash provided by operating activities — continuing operations	116,766	93,407
Net cash provided by (used in) operating activities — discontinued operations	(199)	1,124

Net cash provided by operating activities	116,567	94,531

Cash flows from investing activities
Purchases of property and equipment, net	(30,187)	(49,272)
Proceeds from sale of assets	36	4,973
Change in other assets, net	1,013	1,595

Net cash used in investing activities — continuing operations	(29,138)	(42,704)
Net cash provided by investing activities — discontinued operations	—	10

Net cash used in investing activities	(29,138)	(42,694)

Cash flows from financing activities
Payment of debt and capital lease obligations	(5,138)	(6,379)
Distribution to parent company in connection with the repurchase of equity, net	(124,962)	—
Distributions to non-controlling interests	(5,277)	(2,919)
Costs paid for the repurchase of partnership interest, net	(69)	(1,341)

Net cash used in financing activities	(135,446)	(10,639)

Change in cash and cash equivalents	(48,017)	41,198
Cash and cash equivalents at beginning of period	206,528	80,738

Cash and cash equivalents at end of period	$158,511	$121,936

Supplemental disclosure of cash flow information
Cash paid for interest	$31,837	$33,969

Cash paid (received) for income taxes, net	$6,188	$(566)

See accompanying notes.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. ORGANIZATION AND BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements as of and for the quarters and six months ended March 31, 2010 and 2009, reflect the financial position, results of operations and cash flows of IASIS Healthcare LLC (“IASIS” or the “Company”). The Company’s sole member and parent company is IASIS Healthcare Corporation (“Holdings” or “IAS”).
IASIS owns and operates medium-sized acute care hospitals in high-growth urban and suburban markets. At March 31, 2010, the Company owned or leased 15 acute care hospital facilities and one behavioral health hospital facility, with a total of 2,884 beds in service, located in six regions:
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

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no impact on the Company’s total assets or total liabilities and equity.
General and Administrative
The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include the IASIS corporate office costs, which were $10.3 million and $10.6 million for the quarters ended March 31, 2010 and 2009, respectively, and $19.3 million and $20.6 million for the six months ended March 31, 2010 and 2009, respectively.
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
The Company consolidates seven subsidiaries with non-controlling interests that include third-party partners that own limited partnership units with certain redemption features. The redeemable limited partnership units allow the Company to buy back the units upon the occurrence of certain events at the fair value of the units. In addition, the limited partnership agreements for certain of the limited partnerships provide the limited partners with put rights which allow the units to be sold back to the Company, subject to certain limitations, at the fair value of the units. According to the limited partnership agreements, the fair value of the units is generally calculated as the product of the EBITDA (earnings before interest, taxes, depreciation, amortization and management fees) and a fixed multiple, less any long-term debt of the entity. The majority of these put rights require an initial holding period of six years after purchase, at which point the holder of the redeemable limited partnership units may put back to the Company 20% of such holder’s units. Each succeeding year, the number of vested redeemable units will increase by 20% until the end of the tenth year after the initial investment, at which point 100% of the units may be put back to the Company. Under no circumstances shall the Company be required to repurchase more than 25% of the total vested redeemable limited partnership units in any fiscal year. The equity attributable to these interests has been classified as non-controlling interests with redemption rights in the accompanying unaudited condensed consolidated balance sheets.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following schedule presents the reconciliation of total equity, member’s equity attributable to the Company, and equity attributable to the non-controlling interests as if the provisions of the non-controlling interest authoritative guidance were adopted as of September 30, 2009 (in thousands):

	Non-controlling
	Interests with		Non-
	Redemption	Member’s	controlling
	Rights	Equity	Interests	Total Equity

Balance at September 30, 2009 (as previously reported)	$—	$780,847	$—	$780,847

Adjustment to non-controlling interests from adoption of FASB authoritative guidance	72,527	(29,915)	10,430	(19,485)

Balance at September 30, 2009 (as adjusted)	72,527	750,932	10,430	761,362

Net earnings	3,968	37,437	93	37,530

Distributions to, and repurchases of, non-controlling interests	(5,225)	—	(121)	(121)

Stock compensation	—	2,249	—	2,249

Other comprehensive loss	—	(720)	—	(720)

Distribution to parent company in connection with the repurchase of equity, net	—	(124,962)	—	(124,962)

Contribution from parent related to tax benefit from Holdings Senior PIK Loans interest	—	3,275	—	3,275

Adjustment to redemption value of non-controlling interests with redemption rights	1,257	(1,257)	—	(1,257)

Balance at March 31, 2010	$72,527	$666,954	$10,402	$677,356

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
The Company has adopted the new FASB authoritative guidance issued in January 2010 requiring additional information to be disclosed with respect to Level 3 fair value measurements, as well as transfers to and from Level 1 and Level 2 measurements. In addition, enhanced disclosures are required concerning inputs and valuation techniques used to determine Level 2 and Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures were effective for the quarter ending March 31, 2010, with the effective date for additional Level 3 related disclosures effective for periods beginning after December 15, 2010.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Subsequent Events Consideration
The Company has evaluated its financial statements and disclosures for the impact of subsequent events up to the date of filing its quarterly report on Form 10-Q with the Securities and Exchange Commission.
2. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
Long-term debt and capital lease obligations consist of the following (in thousands):

	March 31,	September 30,
	2010	2009
Senior secured credit facilities	$573,205	$576,150
Senior subordinated notes	475,000	475,000
Capital leases and other obligations	6,613	8,687

	1,054,818	1,059,837

Less current maturities	6,672	8,366

	$1,048,146	$1,051,471

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
Principal under the senior secured term loan is due in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount ($439.0 million) during the first six years thereof, with the balance payable in four equal installments beginning April 2013. Principal under the senior secured delayed draw term loan is due in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount ($150.0 million) until March 31, 2013, with the balance payable in four equal installments during the final year of the loan. The senior secured credit facilities are also subject to mandatory prepayment under specific circumstances, including a portion of excess cash flow, a portion of the net proceeds from an initial public offering, asset sales, debt issuances and specified casualty events, each subject to various exceptions.
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
At March 31, 2010, amounts outstanding under the Company’s senior secured credit facilities consisted of a $425.8 million term loan and a $147.4 million delayed draw term loan. In addition, the Company had $39.9 million and $25.1 million in letters of credit outstanding under the synthetic letter of credit facility and the revolving credit facility, respectively. The weighted average interest rate of outstanding borrowings under the senior secured credit facilities was 3.3% for both the quarter and six months ended March 31, 2010, respectively.

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
Holdings Senior Paid-in-Kind Loans
IAS has outstanding Holdings Senior Paid-in-Kind (“PIK”) Loans, which were used to repurchase certain preferred equity from its stockholders in fiscal 2007. The Holdings Senior PIK Loans mature June 15, 2014, and bear interest at an annual rate equal to LIBOR plus 5.25%. At March 31, 2010, the outstanding balance of the Holdings Senior PIK Loans was $378.9 million, which includes $78.9 million of interest that has accrued to the principal of these loans since the date of issuance, and is recorded in the financial statements of IAS. In June 2012, the Holdings Senior PIK Loans, which rank behind the Company’s existing debt, will convert to cash-pay, at which time all accrued interest becomes payable.
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
The Company accounts for its interest rate swaps in accordance with the provisions of FASB authoritative guidance regarding accounting for derivative instruments and hedging activities, which also includes enhanced disclosure requirements. In accordance with these provisions, the Company has designated its interest rate swaps as cash flow hedge instruments. The Company assesses the effectiveness of these cash flow hedges on a quarterly basis, with any ineffectiveness being measured using the hypothetical derivative method. The Company completed an assessment of its cash flow hedge instruments during the quarters and six months ended March 31, 2010 and 2009, and determined its hedging instruments to be highly effective in all periods. Accordingly, no gain or loss resulting from hedging ineffectiveness is reflected in the Company’s accompanying unaudited condensed consolidated statements of operations.
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

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
The fair value of the Company’s interest rate swaps at March 31, 2010 and September 30, 2009, reflect liability balances of $5.8 million and $4.7 million, respectively, and are included in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets. The fair value of the Company’s interest rate swaps reflects a liability because the effect of the forward LIBOR curve on future interest payments results in less interest due to the Company under the variable rate component included in the interest rate swap agreements, as compared to the amount due the Company’s counterparties under the fixed interest rate component. Any change in the fair value of the Company’s interest rate swaps, net of income taxes, is included in other comprehensive loss as a component of member’s equity in the accompanying unaudited condensed consolidated balance sheets.
4. COMPREHENSIVE INCOME
Comprehensive income consists of two components: net earnings and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that under the FASB authoritative guidance related to accounting for comprehensive income are recorded as elements of equity, but are excluded from net earnings. The following table presents the components of comprehensive income, net of taxes, for the quarters and six months ended March 31, 2010 and 2009 (in thousands):

	Quarter Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Net earnings	$22,115	$28,578	$41,498	$41,825
Change in fair value of interest rate swaps	(1,439)	(5,069)	(1,148)	(5,069)
Change in income tax benefit	539	1,897	428	1,897

Comprehensive income	$21,215	$25,406	$40,778	$38,653

The components of accumulated other comprehensive loss, net of taxes, as of March 31, 2010 and September 30, 2009, are as follows (in thousands):

	March 31,	September 30,
	2010	2009

Fair value of interest rate swaps	$(5,808)	$(4,660)
Income tax benefit	2,162	1,734

Accumulated other comprehensive loss	$(3,646)	$(2,926)

5. DISTRIBUTION TO PARENT
During the quarter ended March 31, 2010, the Company distributed $125.0 million, net of a $1.8 million income tax benefit, to IAS to fund the repurchase of certain shares of its outstanding preferred stock and cancel certain vested rollover options to purchase its common stock. The holder of the IAS preferred stock is represented by an investor group led by TPG, JLL Partners and Trimaran Fund Management. The repurchase of preferred stock, which included accrued and outstanding dividends, and the cancellation of rollover options were funded by the Company’s excess cash on hand. The cancellation of the rollover options, which were associated with the Company’s 2004 recapitalization, resulted in the Company recognizing $2.0 million in stock compensation expense during the quarter ended March 31, 2010.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
Professional, General and Workers’ Compensation Liability Risks
The Company is subject to claims and legal actions in the ordinary course of business, including but not limited to claims relating to patient treatment and personal injuries. To cover these types of claims, the Company maintains professional and general liability insurance in excess of self-insured retentions through a commercial insurance carrier in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is currently not a party to any such proceedings that, in the Company’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company expenses an estimate of the costs it expects to incur under the self-insured retention exposure for professional and general liability claims using historical claims data, demographic factors, severity factors, current incident logs and other actuarial analysis. At March 31, 2010 and September 30, 2009, the Company’s professional and general liability accrual for asserted and unasserted claims totaled $41.0 million and $41.7 million, respectively. The semi-annual valuations from the Company’s independent actuary for professional and general liability losses resulted in a change in related estimates for prior periods which decreased insurance expense by $1.9 million during the quarter and six months ended March 31, 2010, compared to a decrease of $3.2 million during the same prior year periods.
The Company is subject to claims and legal actions in the ordinary course of business related to workers’ compensation and other labor and employment matters. To cover these types of claims, the Company maintains workers’ compensation insurance coverage with a self-insured retention. The Company accrues the costs of workers’ compensation claims based upon estimates derived from its claims experience. The semi-annual valuations from the Company’s independent actuary for workers’ compensation losses resulted in a change in related estimates for prior periods which increased benefits expense by $801,000 during the quarter and six months ended March 31, 2010, compared to a decrease of $852,000 during the same prior year periods.
Health Choice
Health Choice has entered into capitated contracts whereby the Plan provides managed healthcare services in exchange for fixed periodic and supplemental payments from the Arizona Health Care Cost Containment System (“AHCCCS”) and the Centers for Medicare & Medicaid Services (“CMS”). These services are provided regardless of the actual costs incurred to provide these services. The Company receives reinsurance and other supplemental payments from AHCCCS to cover certain costs of healthcare services that exceed certain thresholds. The Company believes that current capitated payments received, together with reinsurance and other supplemental payments, are sufficient to pay for the services Health Choice is obligated to deliver. As of March 31, 2010, the Company has provided a performance guaranty in the form of letters of credit totaling $43.2 million for the benefit of AHCCCS to support Health Choice’s obligations under its contract to provide and pay for the healthcare services. The amount of the performance guaranty is generally based, in part, upon the membership in the Plan and the related capitation revenue paid to Health Choice.

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
Other
On March 31, 2008, the United States District Court for the District of Arizona (the “District Court”) dismissed with prejudice the qui tam complaint against IAS. The qui tam action sought monetary damages and civil penalties under the federal False Claims Act (“FCA”) and included allegations that certain business practices related to physician relationships and the medical necessity of certain procedures resulted in the submission of claims for reimbursement in violation of the FCA. The case dates back to March 2005 and became the subject of a subpoena by the Office of Inspector General (“OIG”) in September 2005. In August 2007, the case was unsealed and became a private lawsuit after the Department of Justice declined to intervene. The United States District Judge dismissed the case from the bench at the conclusion of oral arguments on IAS’ motion to dismiss. On April 21, 2008, the court issued a written order dismissing the case with prejudice and entering formal judgment for IAS. On May 7, 2008, the qui tam relator’s counsel filed a Notice of Appeal to the United States Court of Appeals for the Ninth Circuit to appeal the District Court’s dismissal of the case. On May 21, 2008, IAS filed a Notice of Cross-Appeal to the United States Court of Appeals for the Ninth Circuit from a portion of the April 21, 2008 Order related to relator’s misappropriation of information subject to a claim of attorney-client privilege by IAS. Oral argument in the Ninth Circuit was held before the United States Court of Appeals for the Ninth Circuit on March 9, 2010. Currently, the Company does not anticipate receiving a written opinion from the Ninth Circuit in less than six months from the date of oral argument. If the appeal of the order dismissing the qui tam action with prejudice was to be resolved in a manner unfavorable to IAS, it could have a material adverse effect on the Company’s business, financial condition and results of operations, including exclusion from the Medicare and Medicaid programs.

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

	For the Quarter Ended March 31, 2010
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue	$437,574	$—	$—	$437,574
Premium revenue	—	186,948	—	186,948
Revenue between segments	3,336	—	(3,336)	—

Net revenue	440,910	186,948	(3,336)	624,522

Salaries and benefits (excludes stock compensation)	167,096	4,947	—	172,043
Supplies	68,375	50	—	68,425
Medical claims	—	163,430	(3,336)	160,094
Other operating expenses	82,604	6,079	—	88,683
Provision for bad debts	45,536	—	—	45,536
Rentals and leases	9,780	365	—	10,145

Adjusted EBITDA(1)	67,519	12,077	—	79,596

Interest expense, net	16,622	—	—	16,622
Depreciation and amortization	23,137	888	—	24,025
Stock compensation	2,128	—	—	2,128
Management fees	1,250	—	—	1,250

Earnings from continuing operations before loss on disposal of assets and income taxes	24,382	11,189	—	35,571
Loss on disposal of assets, net	(161)	—	—	(161)

Earnings from continuing operations before income taxes	$24,221	$11,189	$—	$35,410

	For the Quarter Ended March 31, 2009
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue	$421,179	$—	$—	$421,179
Premium revenue	—	157,495	—	157,495
Revenue between segments	2,312	—	(2,312)	—

Net revenue	423,491	157,495	(2,312)	578,674

Salaries and benefits (excludes stock compensation)	163,285	4,949	—	168,234
Supplies	63,670	83	—	63,753
Medical claims	—	128,910	(2,312)	126,598
Other operating expenses	70,611	7,342	—	77,953
Provision for bad debts	45,167	—	—	45,167
Rentals and leases	9,302	432	—	9,734
Hurricane-related property damage	938	—	—	938

Adjusted EBITDA(1)	70,518	15,779	—	86,297

Interest expense, net	15,817	—	—	15,817
Depreciation and amortization	23,415	881	—	24,296
Stock compensation	138	—	—	138
Management fees	1,250	—	—	1,250

Earnings from continuing operations before gain on disposal of assets and income taxes	29,898	14,898	—	44,796
Gain on disposal of assets, net	20	—	—	20

Earnings from continuing operations before income taxes	$29,918	$14,898	$—	$44,816

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Adjusted EBITDA represents net earnings from continuing operations before interest expense, income tax expense, depreciation and amortization, stock compensation, gain (loss) on disposal of assets and management fees. Management fees represent monitoring and advisory fees paid to TPG, the Company’s majority financial sponsor, and certain other members of IASIS Investment LLC, majority shareholder of IAS. Management routinely calculates and communicates adjusted EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within the healthcare industry to evaluate hospital performance, allocate resources and measure leverage capacity and debt service ability. In addition, the Company uses adjusted EBITDA as a measure of performance for its business segments and for incentive compensation purposes. Adjusted EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net earnings, cash flows generated by operating, investing, or financing activities or other financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance or liquidity. Adjusted EBITDA, as presented, differs from what is defined under the Company’s senior secured credit facilities and may not be comparable to similarly titled measures of other companies.

	For the Six Months Ended March 31, 2010
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue	$862,234	$—	$—	$862,234
Premium revenue	—	391,245	—	391,245
Revenue between segments	6,012	—	(6,012)	—

Net revenue	868,246	391,245	(6,012)	1,253,479

Salaries and benefits (excludes stock compensation)	332,865	9,539	—	342,404
Supplies	133,737	97	—	133,834
Medical claims	—	344,673	(6,012)	338,661
Other operating expenses	160,929	12,346	—	173,275
Provision for bad debts	93,485	—	—	93,485
Rentals and leases	19,684	736	—	20,420

Adjusted EBITDA(1)	127,546	23,854	—	151,400

Interest expense, net	33,354	—	—	33,354
Depreciation and amortization	46,125	1,777	—	47,902
Stock compensation	2,249	—	—	2,249
Management fees	2,500	—	—	2,500

Earnings from continuing operations before loss on disposal of assets and income taxes	43,318	22,077	—	65,395
Loss on disposal of assets, net	(57)	—	—	(57)

Earnings from continuing operations before income taxes	$43,261	$22,077	$—	$65,338

Segment assets	$1,991,583	$286,775		$2,278,358

Capital expenditures	$30,073	$114		$30,187

Goodwill	$712,163	$5,757		$717,920

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the Six Months Ended March 31, 2009
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue	$819,626	$—	$—	$819,626
Premium revenue	—	320,672	—	320,672
Revenue between segments	4,009	—	(4,009)	—

Net revenue	823,635	320,672	(4,009)	1,140,298

Salaries and benefits (excludes stock compensation)	320,376	9,853	—	330,229
Supplies	123,411	168	—	123,579
Medical claims	—	267,609	(4,009)	263,600
Other operating expenses	144,396	12,907	—	157,303
Provision for bad debts	92,298	—	—	92,298
Rentals and leases	18,403	810	—	19,213
Hurricane-related property damage	938	—	—	938

Adjusted EBITDA(1)	123,813	29,325	—	153,138

Interest expense, net	34,795	—	—	34,795
Depreciation and amortization	47,540	1,752	—	49,292
Stock compensation	279	—	—	279
Management fees	2,500	—	—	2,500

Earnings from continuing operations before gain on disposal of assets and income taxes	38,699	27,573	—	66,272
Gain on disposal of assets, net	1,313	—	—	1,313

Earnings from continuing operations before income taxes	$40,012	$27,573	$—	$67,585

Segment assets	$2,156,408	$207,451		$2,363,859

Capital expenditures	$48,486	$786		$49,272

Goodwill	$774,821	$5,757		$780,578

(1)	Adjusted EBITDA represents net earnings from continuing operations before interest expense, income tax expense, depreciation and amortization, stock compensation, gain (loss) on disposal of assets and management fees. Management fees represent monitoring and advisory fees paid to TPG, the Company’s majority financial sponsor, and certain other members of IASIS Investment LLC, majority shareholder of IAS. Management routinely calculates and communicates adjusted EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within the healthcare industry to evaluate hospital performance, allocate resources and measure leverage capacity and debt service ability. In addition, the Company uses adjusted EBITDA as a measure of performance for its business segments and for incentive compensation purposes. Adjusted EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net earnings, cash flows generated by operating, investing, or financing activities or other financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance or liquidity. Adjusted EBITDA, as presented, differs from what is defined under the Company’s senior secured credit facilities and may not be comparable to similarly titled measures of other companies.
8. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
The 8 3/4% notes described in Note 2 are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s existing domestic subsidiaries, other than non-guarantor subsidiaries which include Health Choice and the Company’s non-wholly owned subsidiaries.
Summarized condensed consolidating balance sheets at March 31, 2010 and September 30, 2009, condensed consolidating statements of operations for the quarters and six months ended March 31, 2010 and 2009, and condensed consolidating statements of cash flows for the six months ended March 31, 2010 and 2009, for the Company, segregating the parent company issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, are found below. Prior year amounts have been reclassified to conform to the current year presentation.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Balance Sheet (unaudited)
March 31, 2010
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$158,314	$197	$—	$158,511
Accounts receivable, net	—	92,905	136,002	—	228,907
Inventories	—	22,958	29,643	—	52,601
Deferred income taxes	20,872	—	—	—	20,872
Prepaid expenses and other current assets	—	22,019	31,491	—	53,510

Total current assets	20,872	296,196	197,333	—	514,401

Property and equipment, net	—	346,123	634,793	—	980,916
Intercompany	—	(267,434)	267,434	—	—
Net investment in and advances to subsidiaries	1,784,081	—	—	(1,784,081)	—
Goodwill	17,331	67,445	633,144	—	717,920
Other intangible assets, net	—	—	28,500	—	28,500
Other assets, net	13,618	18,254	4,749	—	36,621

Total assets	$1,835,902	$460,584	$1,765,953	$(1,784,081)	$2,278,358

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$29,032	$41,202	$—	$70,234
Salaries and benefits payable	—	19,468	17,953	—	37,421
Accrued interest payable	12,503	(3,237)	3,237	—	12,503
Medical claims payable	—	—	122,606	—	122,606
Other accrued expenses and other current liabilities	—	30,761	37,449	—	68,210
Current portion of long-term debt and capital lease obligations	5,890	782	19,897	(19,897)	6,672

Total current liabilities	18,393	76,806	242,344	(19,897)	317,646

Long-term debt and capital lease obligations	1,042,315	5,831	557,619	(557,619)	1,048,146
Deferred income taxes	108,240	—	—	—	108,240
Other long-term liabilities	—	53,803	640	—	54,443

Total liabilities	1,168,948	136,440	800,603	(577,516)	1,528,475

Non-controlling interests with redemption rights	—	72,527	—	—	72,527

Equity:
Member’s equity	666,954	241,215	965,350	(1,206,565)	666,954
Non-controlling interests	—	10,402	—	—	10,402

Total equity	666,954	251,617	965,350	(1,206,565)	677,356

Total liabilities and equity	$1,835,902	$460,584	$1,765,953	$(1,784,081)	$2,278,358

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Balance Sheet (unaudited)
September 30, 2009
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$206,331	$197	$—	$206,528
Accounts receivable, net	—	90,883	139,315	—	230,198
Inventories	—	22,405	28,087	—	50,492
Deferred income taxes	39,038	—	—	—	39,038
Prepaid expenses and other current assets	—	15,521	33,932	—	49,453

Total current assets	39,038	335,140	201,531		575,709

Property and equipment, net	—	347,657	649,696	—	997,353
Intercompany	—	(243,956)	243,956	—	—
Net investment in and advances to subsidiaries	1,851,008	—	—	(1,851,008)	—
Goodwill	17,331	67,445	633,144	—	717,920
Other intangible assets, net	—	—	30,000	—	30,000
Other assets, net	15,182	16,780	4,260	—	36,222

Total assets	$1,922,559	$523,066	$1,762,587	$(1,851,008)	$2,357,204

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$25,269	$43,283	$—	$68,552
Salaries and benefits payable	—	25,008	17,540	—	42,548
Accrued interest payable	12,511	(3,239)	3,239	—	12,511
Medical claims payable	—	—	113,519	—	113,519
Other accrued expenses and other current liabilities	—	39,559	26,142	—	65,701
Current portion of long-term debt and capital lease obligations	7,431	935	20,614	(20,614)	8,366

Total current liabilities	19,942	87,532	224,337	(20,614)	311,197

Long-term debt and capital lease obligations	1,045,260	6,211	566,980	(566,980)	1,051,471
Deferred income taxes	106,425	—	—	—	106,425
Other long-term liabilities	—	53,577	645	—	54,222

Total liabilities	1,171,627	147,320	791,962	(587,594)	1,523,315

Non-controlling interests with redemption rights	—	72,527	—	—	72,527

Equity:
Member’s equity	750,932	292,789	970,625	(1,263,414)	750,932
Non-controlling interests	—	10,430	—	—	10,430

Total equity	750,932	303,219	970,625	(1,263,414)	761,362

Total liabilities and equity	$1,922,559	$523,066	$1,762,587	$(1,851,008)	$2,357,204

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations (unaudited)
For the Quarter Ended March 31, 2010
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue:
Acute care revenue	$—	$174,795	$266,115	$(3,336)	$437,574
Premium revenue	—	—	186,948	—	186,948

Total net revenue	—	174,795	453,063	(3,336)	624,522

Costs and expenses:
Salaries and benefits	—	88,167	86,004	—	174,171
Supplies	—	28,704	39,721	—	68,425
Medical claims	—	—	163,430	(3,336)	160,094
Other operating expenses	—	27,340	61,343	—	88,683
Provision for bad debts	—	21,440	24,096	—	45,536
Rentals and leases	—	4,056	6,089	—	10,145
Interest expense, net	16,622	—	10,635	(10,635)	16,622
Depreciation and amortization	—	9,948	14,077	—	24,025
Management fees	1,250	(5,752)	5,752	—	1,250
Equity in earnings of affiliates	(40,574)	—	—	40,574	—

Total costs and expenses	(22,702)	173,903	411,147	26,603	588,951

Earnings (loss) from continuing operations before loss on disposal of assets and income taxes	22,702	892	41,916	(29,939)	35,571
Loss on disposal of assets, net	—	(17)	(144)	—	(161)

Earnings (loss) from continuing operations before income taxes	22,702	875	41,772	(29,939)	35,410
Income tax expense	13,270	—	—	—	13,270

Net earnings (loss) from continuing operations	9,432	875	41,772	(29,939)	22,140
Earnings (loss) from discontinued operations, net of income taxes	15	(38)	(2)	—	(25)

Net earnings (loss)	9,447	837	41,770	(29,939)	22,115
Net earnings attributable to non-controlling interests	—	(2,033)	—	—	(2,033)

Net earnings (loss) attributable to IASIS Healthcare LLC	$9,447	$(1,196)	$41,770	$(29,939)	$20,082

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations (unaudited)
For the Quarter Ended March 31, 2009
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue:
Acute care revenue	$—	$163,677	$259,814	$(2,312)	$421,179
Premium revenue	—	—	157,495	—	157,495

Total net revenue	—	163,677	417,309	(2,312)	578,674

Costs and expenses:
Salaries and benefits	—	84,594	83,778	—	168,372
Supplies	—	26,497	37,256	—	63,753
Medical claims	—	—	128,910	(2,312)	126,598
Other operating expenses	—	26,497	51,456	—	77,953
Provision for bad debts	—	21,660	23,507	—	45,167
Rentals and leases	—	3,970	5,764	—	9,734
Interest expense, net	15,817	—	9,929	(9,929)	15,817
Depreciation and amortization	—	10,495	13,801	—	24,296
Management fees	1,250	(5,597)	5,597	—	1,250
Hurricane-related property damage	—	—	938	—	938
Equity in earnings of affiliates	(49,314)	—	—	49,314	—

Total costs and expenses	(32,247)	168,116	360,936	37,073	533,878

Earnings (loss) from continuing operations before gain (loss) on disposal of assets and income taxes	32,247	(4,439)	56,373	(39,385)	44,796
Gain (loss) on disposal of assets, net	—	21	(1)	—	20

Earnings (loss) from continuing operations before income taxes	32,247	(4,418)	56,372	(39,385)	44,816
Income tax expense	16,449	—	—	—	16,449

Net earnings (loss) from continuing operations	15,798	(4,418)	56,372	(39,385)	28,367
Earnings (loss) from discontinued operations, net of income taxes	(126)	336	1	—	211

Net earnings (loss)	15,672	(4,082)	56,373	(39,385)	28,578
Net earnings attributable to non-controlling interests	—	(2,977)	—	—	(2,977)

Net earnings (loss) attributable to IASIS Healthcare LLC	$15,672	$(7,059)	$56,373	$(39,385)	$25,601

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations (unaudited)
For the Six Months Ended March 31, 2010
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue:
Acute care revenue	$—	$346,096	$522,150	$(6,012)	$862,234
Premium revenue	—	—	391,245	—	391,245

Total net revenue	—	346,096	913,395	(6,012)	1,253,479

Costs and expenses:
Salaries and benefits	—	174,776	169,877	—	344,653
Supplies	—	56,142	77,692	—	133,834
Medical claims	—	—	344,673	(6,012)	338,661
Other operating expenses	—	57,229	116,046	—	173,275
Provision for bad debts	—	43,763	49,722	—	93,485
Rentals and leases	—	8,482	11,938	—	20,420
Interest expense, net	33,354	—	20,379	(20,379)	33,354
Depreciation and amortization	—	19,858	28,044	—	47,902
Management fees	2,500	(11,316)	11,316	—	2,500
Equity in earnings of affiliates	(76,786)	—	—	76,786	—

Total costs and expenses	(40,932)	348,934	829,687	50,395	1,188,084

Earnings (loss) from continuing operations before gain (loss) on disposal of assets and income taxes	40,932	(2,838)	83,708	(56,407)	65,395
Gain (loss) on disposal of assets, net	—	59	(116)	—	(57)

Earnings (loss) from continuing operations before income taxes	40,932	(2,779)	83,592	(56,407)	65,338
Income tax expense	23,861	—	—	—	23,861

Net earnings (loss) from continuing operations	17,071	(2,779)	83,592	(56,407)	41,477
Earnings (loss) from discontinued operations, net of income taxes	(13)	37	(3)	—	21

Net earnings (loss)	17,058	(2,742)	83,589	(56,407)	41,498
Net earnings attributable to non-controlling interests	—	(4,061)	—	—	(4,061)

Net earnings (loss) attributable to IASIS Healthcare LLC	$17,058	$(6,803)	$83,589	$(56,407)	$37,437

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations (unaudited)
For the Six Months Ended March 31, 2009
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue:
Acute care revenue	$—	$325,435	$498,200	$(4,009)	$819,626
Premium revenue	—	—	320,672	—	320,672

Total net revenue	—	325,435	818,872	(4,009)	1,140,298

Costs and expenses:
Salaries and benefits	—	165,188	165,320	—	330,508
Supplies	—	51,571	72,008	—	123,579
Medical claims	—	—	267,609	(4,009)	263,600
Other operating expenses	—	55,595	101,708	—	157,303
Provision for bad debts	—	45,740	46,558	—	92,298
Rentals and leases	—	8,017	11,196	—	19,213
Interest expense, net	34,795	—	23,773	(23,773)	34,795
Depreciation and amortization	—	21,763	27,529	—	49,292
Management fees	2,500	(10,736)	10,736	—	2,500
Hurricane-related property damage	—	—	938	—	938
Equity in earnings of affiliates	(75,735)	—	—	75,735	—

Total costs and expenses	(38,440)	337,138	727,375	47,953	1,074,026

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	38,440	(11,703)	91,497	(51,962)	66,272
Gain on disposal of assets, net	—	1,292	21	—	1,313

Earnings (loss) from continuing operations before income taxes	38,440	(10,411)	91,518	(51,962)	67,585
Income tax expense	25,260	—	—	—	25,260

Net earnings (loss) from continuing operations	13,180	(10,411)	91,518	(51,962)	42,325
Earnings (loss) from discontinued operations, net of income taxes	298	(814)	16	—	(500)

Net earnings (loss)	13,478	(11,225)	91,534	(51,962)	41,825
Net earnings attributable to non-controlling interests	—	(4,574)	—	—	(4,574)

Net earnings (loss) attributable to IASIS Healthcare LLC	$13,478	$(15,799)	$91,534	$(51,962)	$37,251

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Cash Flows (unaudited)
For the Six Months Ended March 31, 2010
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net earnings (loss)	$17,058	$(2,742)	$83,589	$(56,407)	$41,498
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	19,858	28,044	—	47,902
Amortization of loan costs	1,564	—	—	—	1,564
Stock compensation costs	2,249	—	—	—	2,249
Deferred income taxes	19,589	—	—	—	19,589
Income tax benefit from stock compensation	(1,770)	—	—	—	(1,770)
Income tax benefit from parent company interest	3,275	—	—	—	3,275
Loss (gain) on disposal of assets, net	—	(59)	116	—	57
Loss (earnings) from discontinued operations, net	13	(37)	3	—	(21)
Equity in earnings of affiliates	(76,786)	—	—	76,786	—
Changes in operating assets and liabilities, net of the effect of dispositions:
Accounts receivable, net	—	(1,735)	3,313	—	1,578
Inventories, prepaid expenses and other current assets	—	(7,050)	885	—	(6,165)
Accounts payable, other accrued expenses and other accrued liabilities	1,762	(4,873)	10,121	—	7,010

Net cash provided by (used in) operating activities — continuing operations	(33,046)	3,362	126,071	20,379	116,766
Net cash used in operating activities — discontinued operations	(13)	(186)	—	—	(199)

Net cash provided by (used in) operating activities	(33,059)	3,176	126,071	20,379	116,567

Cash flows from investing activities
Purchases of property and equipment, net	—	(17,975)	(12,212)	—	(30,187)
Proceeds from sale of assets	—	8	28	—	36
Change in other assets, net	—	1,588	(575)	—	1,013

Net cash used in investing activities	—	(16,379)	(12,759)	—	(29,138)

Cash flows from financing activities
Payment of debt and capital lease obligations	(4,607)	48	(579)	—	(5,138)
Distribution to parent company in connection with the repurchase of equity, net	(124,962)	—	—	—	(124,962)
Distributions to non-controlling interests	—	(121)	(5,156)	—	(5,277)
Costs paid for repurchase of partnership interests, net	—	(69)	—	—	(69)
Change in intercompany balances with affiliates, net	162,628	(34,672)	(107,577)	(20,379)	—

Net cash provided by (used in) financing activities	33,059	(34,814)	(113,312)	(20,379)	(135,446)

Change in cash and cash equivalents	—	(48,017)	—	—	(48,017)
Cash and cash equivalents at beginning of period	—	206,331	197	—	206,528

Cash and cash equivalents at end of period	$—	$158,314	$197	$—	$158,511

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Cash Flows (unaudited)
For the Six Months Ended March 31, 2009
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net earnings (loss)	$13,478	$(11,225)	$91,534	$(51,962)	$41,825
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	21,763	27,529	—	49,292
Amortization of loan costs	1,498	—	—	—	1,498
Stock compensation costs	279	—	—	—	279
Deferred income taxes	9,530	—	—	—	9,530
Gain on disposal of assets, net	—	(1,292)	(21)	—	(1,313)
Loss (earnings) from discontinued operations, net	(298)	814	(16)	—	500
Hurricane-related property damage	—	—	938	—	938
Equity in earnings of affiliates	(75,735)	—	—	75,735	—
Changes in operating assets and liabilities, net of the effect of dispositions:
Accounts receivable, net	—	(2,161)	(27,534)	—	(29,695)
Inventories, prepaid expenses and other current assets	—	(1,352)	7,735	—	6,383
Accounts payable, other accrued expenses and other accrued liabilities	63	28,585	(14,478)	—	14,170

Net cash provided by (used in) operating activities — continuing operations	(51,185)	35,132	85,687	23,773	93,407
Net cash provided by (used in) operating activities — discontinued operations	(298)	1,611	(189)	—	1,124

Net cash provided by (used in) operating activities	(51,483)	36,743	85,498	23,773	94,531

Cash flows from investing activities
Purchases of property and equipment, net	—	(14,835)	(34,437)	—	(49,272)
Proceeds from sale of assets	—	2,741	2,232	—	4,973
Change in other assets, net	—	(309)	1,904	—	1,595

Net cash used in investing activities — continuing operations	—	(12,403)	(30,301)	—	(42,704)
Net cash provided by investing activities — discontinued operations	—	10	—	—	10

Net cash used in investing activities	—	(12,393)	(30,301)	—	(42,694)

Cash flows from financing activities
Payment of debt and capital lease obligations	(5,723)	158	(814)	—	(6,379)
Distributions to non-controlling interests	—	(140)	(2,779)	—	(2,919)
Costs paid for repurchase of partnership interests, net	—	(1,341)	—	—	(1,341)
Change in intercompany balances with affiliates, net	57,206	17,340	(50,773)	(23,773)	—

Net cash provided by (used in) financing activities	51,483	16,017	(54,366)	(23,773)	(10,639)

Change in cash and cash equivalents	—	40,367	831	—	41,198
Cash and cash equivalents at beginning of period	—	80,336	402	—	80,738

Cash and cash equivalents at end of period	$—	$120,703	$1,233	$—	$121,936

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements, the notes to our unaudited condensed consolidated financial statements and the other financial information appearing elsewhere in this report. Data for the quarters and six months ended March 31, 2010 and 2009, has been derived from our unaudited condensed consolidated financial statements. References herein to “we,” “our” and “us” are to IASIS Healthcare LLC and its subsidiaries. References herein to “IAS” are to IASIS Healthcare Corporation, our parent company.
FORWARD LOOKING STATEMENTS
Some of the statements we make in this report are forward-looking within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations including, but not limited to, the discussions of our operating and growth strategy (including possible acquisitions and dispositions), financing needs, projections of revenue, income or loss, capital expenditures and future operations. Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results in future periods to differ materially from those anticipated in the forward-looking statements. Those risks and uncertainties include, among others, the risks and uncertainties related to our ability to generate sufficient cash to service our existing indebtedness, our substantial level of indebtedness that could adversely affect our financial condition, the possibility of an increase in interest rates, which would increase the cost of servicing our debt and could reduce profitability, our ability to retain and negotiate favorable contracts with managed care plans, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively the “Health Reform Law”), which represents significant change to the healthcare industry, and other changes in governmental programs that may reduce our revenues, our hospitals’ competition for patients from other hospitals and healthcare providers, our hospitals facing a growth in volume and revenue related to uncompensated care, our ability to recruit and retain quality physicians, our hospitals’ competition for staffing which may increase our labor costs and reduce profitability, our failure to continually enhance our hospitals with the most recent technological advances in diagnostic and surgical equipment that may adversely affect our ability to maintain and expand our markets, our failure to comply with extensive laws and government regulations, the significant restrictions imposed by the Health Reform Law on hospitals that have physician owners, the potential of exposure to liability from some of our hospitals being required to submit to the Department of Health and Human Services (the “Department”) information on their relationships with physicians, expenses incurred in connection with an appeal of the court order dismissing with prejudice the qui tam litigation, the possibility that we may become subject to federal and state investigations in the future, our ability to satisfy regulatory requirements with respect to our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, a failure of our information systems that would adversely affect our ability to properly manage our operations, an economic downturn or other material change in any one of the regions in which we operate, potential liabilities because of claims brought against our facilities, increasing insurance costs that may reduce our cash flows and net earnings, the impact of certain factors, including severe weather conditions and natural disasters, on operations at our hospitals, our ability to control costs at Health Choice Arizona, Inc. (“Health Choice” or the “Plan”), the impact of any significant alteration to the Arizona Health Care Cost Containment System (“AHCCCS”) payment structure of its contracts or the amount of premiums paid to us, the possibility of Health Choice’s contract with AHCCCS being discontinued, significant competition from other healthcare companies and state efforts to regulate the sale of not-for-profit hospitals that may affect our ability to acquire hospitals, difficulties with the integration of acquisitions that may disrupt our ongoing operations, the significant capital expenditures that would be involved in the construction of current projects or other new hospitals that could have an adverse effect on our liquidity, state efforts to regulate the construction or expansion of hospitals that could impair our ability to operate and expand our operations, our dependence on key personnel, the loss of one or more of which could have a material adverse effect on our business, potential responsibilities and costs under environmental laws that could lead to material expenditures or liability, the possibility of a decline in the fair value of our reporting units that could result in a material non-cash charge to earnings and those risks, uncertainties and other matters detailed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, and in our subsequent filings with the Securities and Exchange Commission (the “SEC”).
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

EXECUTIVE OVERVIEW
We are a leading owner and operator of medium-sized acute care hospitals in high-growth urban and suburban markets. We operate our hospitals with a strong community focus by offering and developing healthcare services targeted to the needs of the markets we serve, promoting strong relationships with physicians and working with local managed care plans. At March 31, 2010, we owned or leased 15 acute care hospital facilities and one behavioral health hospital facility, with a total of 2,884 beds in service, located in six regions:
•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	Tampa-St. Petersburg, Florida;

•	three cities in Texas, including San Antonio;

•	Las Vegas, Nevada; and

•	West Monroe, Louisiana.
We also own and operate Health Choice, a Medicaid and Medicare managed health plan in Phoenix, Arizona, that serves over 199,000 members.
Recently Enacted Health Reform Law
In March 2010, President Obama signed the Health Reform Law into law. The Health Reform Law will change how healthcare services are covered, delivered, and reimbursed, through expanded coverage of previously uninsured individuals and reduced government healthcare spending. In addition, the new law reforms certain aspects of health insurance, expands existing efforts to tie Medicare and Medicaid payments to performance and quality, and contains provisions intended to strengthen fraud and abuse enforcement.
The Health Reform Law will decrease the number of uninsured individuals by expanding coverage to additional individuals through a combination of public program expansion and private sector health insurance reforms. The Health Reform Law expands eligibility under existing Medicaid programs by requiring states to expand Medicaid coverage to all individuals under age 65 with incomes up to 133% of the federal poverty level no later than January 2014, and subsidizes states that create non-Medicaid plans for residents with incomes between 133% and 200% of the federal poverty level. The Health Reform Law also requires states to establish health insurance exchanges to facilitate the purchase of health insurance by individuals and small employers, and further, imposes financial penalties on individuals who fail to carry health insurance coverage and certain employers that do not provide health insurance coverage. The Health Reform Law establishes a number of health insurance market reforms, including a ban on lifetime limits and pre-existing condition exclusions, new benefit mandates, and increased dependent coverage.
The Health Reform Law contains a number of provisions designed to significantly reduce Medicare and Medicaid program payments, including reductions in Medicare market basket updates and Medicare and Medicaid disproportionate share funding. Further, the Health Reform Law establishes or expands efforts to tie payments to quality and integration, including an increased emphasis on bundling payments and programs to promote coordination of care. Additionally, the Health Reform Law expands program integrity initiatives for federal healthcare programs, including expansion of the Recovery Audit Contractor (“RAC”) program to include Medicaid and Part C and Part D of Medicare and increased resources to fight fraud, waste, and abuse.

The Health Reform Law significantly narrows the Stark Law’s whole hospital exception. As a result, the Health Reform Law prohibits newly created physician-owned hospitals from billing for services provided to Medicare patients referred by their physician owners, and effectively prevents the formation of physician-owned hospitals after March 23, 2010. While the amended whole hospital exception grandfathers certain existing physician-owned hospitals, including ours, it generally prohibits a grandfathered hospital from increasing its aggregate percentage of physician ownership beyond the aggregate level that was in place as of March 23, 2010. Further, subject to limited exceptions, a grandfathered physician-owned hospital may not increase the number of operating rooms, procedure rooms, and beds for which it is licensed beyond the number for which it was licensed as of March 23, 2010. Among other things, grandfathered physician-owned hospitals must meet additional disclosure requirements. The Health Reform Law requires grandfathered physician-owned hospitals to comply with the new requirements by September 23, 2011, and requires the Department to audit hospitals’ compliance beginning no later than November 1, 2011.
Because of the many variables involved, including the law’s complexity, lack of implementing regulations or interpretive guidance, gradual implementation, and possible amendment, the impact of the Health Reform Law is not yet fully known. We are unable to predict the net effect of the reductions in Medicare and Medicaid spending, the expected reimbursement received from providing care to previously uninsured individuals, and numerous other provisions in the law that may affect our operations. We are further unable to foresee how individuals and businesses will respond to the choices afforded them by the Health Reform Law. Thus, we cannot predict the full impact of the Health Reform Law at this time.
Revenue and Volume Trends
Net revenue for the quarter ended March 31, 2010, increased 7.9% to $624.5 million, compared to $578.7 million in the prior year quarter. Net revenue for the six months ended March 31, 2010, increased 9.9% to $1.3 billion, compared to $1.1 billion in the prior year period. Net revenue is comprised of acute care and premium revenue. Acute care revenue contributed $16.4 million and $42.6 million to the increase in total net revenue for the quarter and six months ended March 31, 2010, respectively, while premium revenue at Health Choice contributed $29.5 million and $70.6 million for the same periods, respectively.
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
Certain of our acute care hospitals receive supplemental Medicaid reimbursement, including reimbursement from programs for participating private hospitals that enter into indigent care affiliation agreements with public hospitals or county governments in the state of Texas. Under the Centers for Medicare & Medicaid Services (“CMS”) approved programs, affiliated hospitals, including our Texas hospitals, have expanded the community healthcare safety net by providing indigent healthcare services. Participation in indigent care affiliation agreements by our Texas hospitals has resulted in an increase in acute care revenue by virtue of the hospitals’ entitlement to supplemental Medicaid inpatient reimbursement. Revenue recognized under these Texas private supplemental Medicaid reimbursement programs for the quarter and six months ended March 31, 2010, was $21.8 million and $37.7 million, respectively, compared to $14.7 million and $28.6 million, respectively, in each of the same prior year periods. It is unclear whether our revenues from these programs will be adversely affected as the provisions of the Health Reform Law are implemented.

Admissions increased 0.8% and 2.6% for the quarter and six months ended March 31, 2010, respectively, compared to the same prior year periods. Adjusted admissions decreased 0.4% and increased 1.4%, for the quarter and six months ended March 31, 2010, respectively, compared to the same prior year periods. Our volume, particularly in the current year quarter, has been negatively impacted, in part, by the closures of our neonatal intensive care unit on October 1, 2009, and our obstetrics service line on January 1, 2010, at our Las Vegas hospital. However, our volume continues to benefit from our strategic capital investments, including the continued improvements at Mountain Vista Medical Center in Mesa, Arizona, which opened in July 2007, as well as the opening of the patient tower projects at Davis Hospital and Medical Center and Jordan Valley Medical Center in Utah, in fiscal 2009.
Despite the recent growth, we believe that volume, particularly outpatient volume, continues to be negatively impacted, in part, by the effect of the economic climate in our markets, including the impact of high unemployment and patient decisions to defer or cancel general primary care and non-emergent healthcare procedures until their conditions become more acute, which has been partially facilitated by an increase in the number of high deductible employer sponsored health plans. Historically, we have experienced a shift in our service mix to more outpatient procedures as a result of advances in pharmaceutical and medical technologies, where services once performed on an inpatient basis are being converted to outpatient procedures. While we believe this underlying industry trend will continue, for the reasons previously discussed, we have experienced higher growth in inpatient volume, including higher acuity services such as inpatient surgeries, which increased 5.3% and 10.6% in the quarter and six months ended March 31, 2010, respectively, compared to the same prior year periods.
We believe our volumes over the long-term will continue to grow as a result of our business strategies, including our recent capital investments and the expansion of our physician base, and the general aging of the population.
Net patient revenue per adjusted admission increased 4.7% and 4.2% for the quarter and six months ended March 31, 2010, respectively, compared to the same prior year periods. Our net patient revenue per adjusted admission has benefitted from the shift in our business mix to more inpatient volume and revenue, which typically includes higher acuity services than outpatient business. The impact of the shift in our business mix is evidenced by the results of our quarterly and year-to-date volume statistics, including admissions, adjusted admissions and inpatient surgeries. Additionally, a decline in less acute services such as obstetrics, which was particularly impacted by the service line closures at our Las Vegas hospital, has contributed to the increase in our pricing. While our net patient revenue per adjusted admission continues to increase, the impact of high unemployment and other industry pressures have recently resulted in reduced rates of pricing growth. The shift in our payor mix from commercial and managed care payors to more Medicaid and managed Medicaid, which typically results in lower reimbursement on a per adjusted admission basis, and the impact of reimbursement pressure from managed care and other third-party payors as they work to control their own costs, have contributed to moderating rate increases. Additionally, the impact of state budgetary concerns on Medicaid funding, which has resulted in rate freezes and in some cases rate cuts to providers, has caused a decline in pricing related to Medicaid and managed Medicaid volumes. As states continue to work through their budgetary issues, any additional cuts to Medicaid funding would negatively impact our future pricing.
For federal fiscal year 2010, CMS has provided a 2.1% market basket update for hospitals that submit certain quality patient care indicators and a 0.1% update for hospitals that do not submit this data. However, Medicare payments to hospitals in fiscal years 2008 and 2009 were reduced through a documentation and coding adjustment to account for the effect of coding or classifications changes as a result of hospitals implementing the Medicare severity diagnosis-related group (“MS-DRG”) system that are not related to changes in patient case mix. In addition, CMS has the authority to determine retrospectively whether the documentation and coding adjustment levels for federal fiscal years 2008 and 2009 were adequate to account for changes in payments not related to changes in patient case mix. CMS did not impose an adjustment for federal fiscal year 2010, but announced its intent to impose payment adjustments in federal fiscal years 2011 and 2012 because of what CMS has determined to be an inadequate adjustment in federal fiscal year 2008.
The Health Reform Law provides for annual decreases to the market basket, including a 0.25% reduction to the market basket for 2010 for discharges occurring on or after April 1, 2010. The Health Reform Law also provides for the following reductions to the market basket update for each of the following federal fiscal years: 0.25% in 2011, 0.1% in 2012 and 2013, 0.3% in 2014, 0.2% in 2015 and 2016, and 0.75% in 2017, 2018, and 2019. For federal fiscal year 2012 and each subsequent federal fiscal year, the Health Reform Law provides for the annual market basket update to be further reduced by a productivity adjustment, based on nationwide productivity gains over the preceding 10 years. CMS estimates that the combined market basket and productivity adjustments will reduce Medicare payments under the inpatient prospective payment system by $112.6 billion from 2010 to 2019.

On April 19, 2010, CMS issued a proposed rule related to the federal fiscal year 2011 hospital inpatient prospective payment system. In this rule, CMS proposes to increase the MS-DRG rate for federal fiscal year 2011 by the full market basket of 2.4%. However, CMS has also proposed to apply a documentation and coding adjustment of negative 2.9% in federal fiscal year 2011. This reduction represents one-half of the documentation and coding adjustment required to recover the increase in aggregate payments made in 2008 and 2009 during implementation of the MS-DRG system. CMS plans to recover the remaining 2.9% and interest in federal fiscal year 2012. If implemented as proposed, the market basket update, the documentation and coding adjustment, and the decreases mandated by the Health Reform Law, would lead to an aggregate full market basket adjustment of negative 0.75% for federal fiscal year 2011. Because the proposed rule expressly does not account for market basket reductions required by the Health Reform Law, it is unclear what impact, if any, the Health Reform Law will have on CMS’ proposal. CMS has also announced that an additional prospective and permanent downward adjustment of 3.9% will be needed to avoid increased Medicare spending unrelated to patient severity of illness. CMS is not proposing this additional 3.9% reduction at this time, but has stated that it will be required in the future.
In some cases, commercial third-party payors and other payors such as some state Medicaid programs rely on all or portions of the MS-DRG system to determine payment rates; therefore, adjustments that negatively impact Medicare payments may also negatively impact payments from these other payors.
The following table provides the sources of our gross patient revenue by payor for the quarters and six months ended March 31, 2010 and 2009.

	Quarter		Six Months
	Ended March 31,		Ended March 31,
	2010	2009	2010	2009
Medicare	33.0%	32.8%	31.7%	32.3%
Managed Medicare	12.9%	12.1%	12.1%	11.6%
Medicaid	7.9%	8.1%	8.4%	7.8%
Managed Medicaid	12.0%	10.0%	12.0%	10.3%
Managed care	29.6%	32.2%	31.1%	33.1%
Self-pay	4.6%	4.8%	4.7%	4.9%

Total	100.0%	100.0%	100.0%	100.0%

We are currently experiencing a shift in our patient volumes and revenue from commercial and managed care payors to Medicaid and managed Medicaid. Given the historically high rate of unemployment and its impact on the economy, we expect this shift in mix to continue until the U.S. economy experiences an economic recovery that includes job growth and declining unemployment. Additionally, since the implementation of the Medicare Advantage program, including Medicare Part D coverage, we have experienced a shift of traditional Medicare beneficiaries to managed Medicare. As well, we expect patient volumes in Medicare and managed Medicare to increase over the long-term due to the general aging of the population.
Premium Revenue
Premium revenue generated under the AHCCCS and CMS contracts with Health Choice represented 29.9% and 31.2% of our consolidated net revenue for the quarter and six months ended March 31, 2010, respectively, compared to 27.2% and 28.1%, respectively, in the same prior year periods. Most premium revenue at Health Choice is derived through a contract with AHCCCS to provide specified health services to qualified Medicaid enrollees through contracted providers. AHCCCS is the state agency that administers Arizona’s Medicaid program. The contract requires Health Choice to arrange for healthcare services for enrolled Medicaid patients in exchange for fixed monthly premiums, based upon negotiated per capita member rates, and supplemental payments from AHCCCS. Health Choice also contracts with CMS to provide coverage as a Medicare Advantage Prescription Drug (“MAPD”) Special Needs Plan (“SNP”). This contract allows Health Choice to offer Medicare and Part D drug benefit coverage to new and existing dual-eligible members (i.e. those that are eligible for Medicare and Medicaid). Under current law, CMS’ authority to designate SNPs expires on December 31, 2010. Unless this law is changed, CMS may not be able to renew Health Choice’s SNP contract after December 31, 2010. Additionally, federal law prohibits CMS from designating additional disproportionate percentage SNPs. Beginning January 1, 2010, new SNPs for dual eligibles and existing SNPs for dual eligibles seeking to expand their service areas must have a contract with the respective state Medicaid agency. Also effective for plan year 2010, SNPs are required to meet additional CMS requirements, including requirements relating to model of care, cost-sharing, disclosure of information, and reporting of quality measures.

Effective October 1, 2008, Health Choice began its current contract with AHCCCS, which provides for a three-year term, with AHCCCS having the option to renew for two additional one-year periods. The current contract provides Health Choice with a state-wide presence by covering Medicaid members in the following Arizona counties: Apache, Coconino, Maricopa, Mohave, Navajo, Pima, Yuma, La Paz and Santa Cruz. As a result of increasing enrollment in the state program, primarily attributable to the impact of high unemployment, as well as slight gains in market share, Health Choice’s enrollment through its AHCCCS contract at March 31, 2010, exceeded 195,000 members, compared to over 187,000 members at September 30, 2009 and over 164,000 members at March 31, 2009.
Premiums received from AHCCCS and CMS to provide services to our members have been impacted by moderating rate increases. The state of Arizona is currently facing significant budgetary concerns. As a result, the state legislature passed a fiscal 2010 budget on July 1, 2009, that includes AHCCCS funding at a lower rate of growth than in prior years, but does include funding for medical cost inflation and increased enrollment in the program. Depending on member mix, we generally believe Health Choice could experience flat to slightly declining rates received on a per member per month basis, which may negatively impact our premium revenue over the near-term. In addition, Arizona’s recently enacted budget for fiscal year 2011 includes additional reimbursement cuts, including elimination of Medicaid coverage for some services, a 5% cut for all Medicaid providers, and potentially an additional 10% cut if a sales tax increase proposal is not approved by voters on May 18, 2010. The components of the Arizona budget, which eliminated Arizona’s Children’s Health Insurance Program (“SCHIP”) effective June 15, 2010, and Medicaid coverage for approximately 310,000 childless adults effective January 1, 2011, have since been amended to restore these elements of coverage due to provisions in the Health Reform Law requiring states to maintain their Medicaid and SCHIP eligibility levels in place as of March 23, 2010, in order to continue receiving federal Medicaid funding.
In addition, the Health Reform Law imposes significant funding cuts on managed Medicare plans by freezing rates for 2011 at the 2010 levels and reducing payment by approximately $132.0 to $145.0 billion over ten years, with fee adjustments based on service benchmarks and quality rankings.
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
Value-Based Reimbursement
There is a trend in the healthcare industry towards value-based purchasing of healthcare services. These value-based purchasing programs include both public reporting and financial incentives tied to the quality and efficiency of care provided by facilities. The Health Reform Law recently enacted by Congress expands the use of value-based purchasing initiatives in federal healthcare programs. We expect programs of this type to become more common in the healthcare industry.
Medicare requires providers to report certain quality measures in order to receive full reimbursement increases that previously were awarded automatically. CMS has expanded, through a series of rulemakings, the number of patient care indicators that hospitals must report. CMS currently requires hospitals to report 46 quality measures in order to qualify for the full market basket update to the inpatient prospective payment system for fiscal year 2011. CMS also requires hospitals to submit quality data regarding eleven measures relating to outpatient care in order to receive the full market basket increase under the outpatient prospective payment system in calendar year 2011. We anticipate that CMS will continue to expand the number of inpatient and outpatient quality measures. We have invested significant capital and resources in the implementation of our advanced clinical system that assists us in monitoring and reporting these quality measures. CMS makes the data submitted by hospitals, including our hospitals, public on its website.

Medicare no longer pays hospitals additional amounts for the treatment of certain preventable adverse events, also known as hospital-acquired conditions (“HACs”), unless the condition was present at admission. Currently, there are ten categories of conditions on the list of HACs. On January 15, 2009, CMS announced three National Coverage Determinations that prohibit Medicare reimbursement for erroneous surgical procedures performed on an inpatient or outpatient basis. These three erroneous surgical procedures are in addition to the HACs designated by CMS by regulation. The Deficit Reduction Act of 2005 provides that CMS may revise the list of HACs from time to time. Effective July 1, 2011, the Health Reform Law will prohibit the use of federal funds under the Medicaid program to reimburse providers for medical assistance provided to treat HACs. Further, effective federal fiscal year 2013, hospitals with excessive readmissions for certain conditions designated by the Department will receive reduced payments for all inpatient discharges, not just discharges relating to the conditions subject to the excessive readmission standard. Beginning in federal fiscal year 2015, hospitals that fall into the top 25% of national risk-adjusted HAC rates for all hospitals in the previous year will receive a 1% reduction in their total Medicare payments.
The Health Reform Law also requires the Department to implement a value-based purchasing program for inpatient hospital services. Beginning in federal fiscal year 2013, the Department will reduce inpatient hospital payments for all discharges by a percentage specified by statute ranging from 1% to 2% and pool the total amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards established by the Department. The Department will determine the amount received by each hospital that meets or exceeds the quality performance standards from the pool of dollars created by these payment reductions.
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
We expect these trends towards value-based purchasing of healthcare services by Medicare and other payors to continue. Because of these trends, if we are unable to demonstrate quality of care in our facilities, our operating results could be significantly impacted in the future.
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

Uncompensated Care
Like others in the hospital industry, we continue to experience high levels of uncompensated care, including charity care and our provision for bad debts. These elevated levels are driven by the number of uninsured patients seeking care at our hospitals, increasing healthcare costs and other factors beyond our control, such as increases in the amount of co-payments and deductibles as employers continue to pass more of these costs on to their employees. In addition, as a result of historically high unemployment and its impact on the economy, we believe that our hospitals may continue to experience high levels or possibly growth in bad debts and charity care. During the quarter ended and six months ended March 31, 2010, our uncompensated care as a percentage of acute care revenue was 12.2% and 12.5%, respectively, compared to 12.3% and 13.1%, respectively, in the same prior year periods. While the volume of patients registered as uninsured remains high, we continue to be successful in qualifying many of these uninsured patients for Medicaid or other third-party coverage, which has helped to reduce our uncompensated care as a percentage of acute care revenue. Despite the recent improvement, our provision for bad debts continues to be affected by the volume of under-insured patients or patient balances after insurance. Accordingly, we continue to monitor our self-pay admissions on a daily basis and continue to focus on the efficiency of our emergency rooms, point-of-service cash collections, Medicaid eligibility automation and process-flow improvements. At March 31, 2010, self-pay balances after insurance were $35.6 million, compared to $37.3 million at September 30, 2009, and $35.0 million at March 31, 2009. We anticipate that if we experience further growth in uninsured volume and revenue over the near-term, along with continued increases in co-payments and deductibles for insured patients, our uncompensated care will increase and our results of operations could be adversely affected.
One purpose of the Health Reform Law is to decrease the number of uninsured individuals, which should reduce our losses associated with providing care to uninsured individuals. However, since the Health Reform Law will be gradually implemented, with many of the provisions not taking effect until 2014 or later, it is not possible to predict the full impact of the Health Reform Law on our level of uncompensated care, or how soon the impact will be felt.
The percentages of insured and uninsured gross hospital receivables (prior to allowances for contractual adjustments and doubtful accounts) are summarized as follows:

	March 31,	September 30,
	2010	2009
Insured receivables	65.1%	62.0%
Uninsured receivables	34.9%	38.0%

Total	100.0%	100.0%

The percentages in the table above are calculated using gross receivable balances. Uninsured receivables and insured receivables are net of discounts and contractual adjustments recorded at the time of billing. The shift from uninsured to insured receivables reflects improved cash collections on self-pay accounts, as well as our success in qualifying uninsured patients for Medicaid or other third-party coverage. In addition, we have experienced a slight decline in self-pay revenue as a percentage of gross patient revenue. Included in insured receivables are accounts that are pending approval from Medicaid. These receivables were 3.4% and 3.2% of gross hospital receivables at March 31, 2010 and September 30, 2009, respectively.
The approximate percentages of gross hospital receivables in summarized aging categories are as follows:

	March 31,	September 30,
	2010	2009
0 to 90 days	72.5%	69.4%
91 to 180 days	16.7%	18.1%
Over 180 days	10.8%	12.5%

Total	100.0%	100.0%

The increase in accounts receivable in the 0-90 day category is due primarily to the impact of seasonality and increased revenue during the quarter ended March 31, 2010.

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
SELECTED OPERATING DATA
The following table sets forth certain unaudited operating data for each of the periods presented.

	Quarter		Six Months
	Ended March 31,		Ended March 31,
	2010	2009	2010	2009

Acute Care:
Number of acute care hospital facilities at end of period	15	15	15	15
Beds in service at end of period (1)	2,884	2,796	2,884	2,796
Average length of stay (days) (2)	4.9	4.7	4.8	4.7
Occupancy rates (average beds in service)	49.0%	49.7%	48.0%	48.2%
Admissions (3)	26,458	26,249	51,711	50,399
Adjusted admissions (4)	42,932	43,101	84,999	83,835
Patient days (5)	128,336	123,257	248,887	236,954
Adjusted patient days (4)	201,615	194,311	394,838	378,142
Net patient revenue per adjusted admission	$10,130	$9,679	$10,079	$9,673

Health Choice:
Medicaid covered lives	195,392	164,551	195,392	164,551
Dual-eligible lives (6)	4,186	3,417	4,186	3,417
Medical loss ratio (7)	87.4%	81.9%	88.1%	83.5%

(1)	Includes St. Luke’s Behavioral Hospital.

(2)	Represents the average number of days that a patient stayed in our hospitals.

(3)	Represents the total number of patients admitted to our hospitals for stays in excess of 23 hours. Management and investors use this number as a general measure of inpatient volume.

(4)	Adjusted admissions and adjusted patient days are general measures of combined inpatient and outpatient volume. We compute adjusted admissions/patient days by multiplying admissions/patient days by gross patient revenue and then dividing that number by gross inpatient revenue.

(5)	Represents the number of days our beds were occupied by inpatients over the period.

(6)	Represents members eligible for Medicare and Medicaid benefits under Health Choice’s contract with CMS to provide coverage as a MAPD SNP.

(7)	Represents medical claims expense as a percentage of premium revenue, including claims paid to our hospitals.

RESULTS OF OPERATIONS SUMMARY
Consolidated
The following table sets forth, for the periods presented, our results of consolidated operations expressed in dollar terms and as a percentage of net revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended		Quarter Ended		Six Months Ended		Six Months Ended
	March 31, 2010		March 31, 2009		March 31, 2010		March 31, 2009
($ in thousands):	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage

Net revenue:
Acute care revenue	$437,574	70.1%	$421,179	72.8%	$862,234	68.8%	$819,626	71.9%
Premium revenue	186,948	29.9%	157,495	27.2%	391,245	31.2%	320,672	28.1%

Total net revenue	624,522	100.0%	578,674	100.0%	1,253,479	100.0%	1,140,298	100.0%

Costs and expenses:
Salaries and benefits	174,171	27.9%	168,372	29.1%	344,653	27.5%	330,508	29.0%
Supplies	68,425	11.0%	63,753	11.0%	133,834	10.7%	123,579	10.8%
Medical claims	160,094	25.6%	126,598	21.9%	338,661	27.0%	263,600	23.1%
Other operating expenses	88,683	14.2%	77,953	13.5%	173,275	13.8%	157,303	13.8%
Provision for bad debts	45,536	7.3%	45,167	7.8%	93,485	7.5%	92,298	8.1%
Rentals and leases	10,145	1.6%	9,734	1.7%	20,420	1.6%	19,213	1.7%
Interest expense, net	16,622	2.7%	15,817	2.7%	33,354	2.7%	34,795	3.1%
Depreciation and amortization	24,025	3.8%	24,296	4.2%	47,902	3.8%	49,292	4.3%
Management fees	1,250	0.2%	1,250	0.2%	2,500	0.2%	2,500	0.2%
Hurricane-related property damage	—	—	938	0.2%	—	—	938	0.1%

Total costs and expenses	588,951	94.3%	533,878	92.3%	1,188,084	94.8%	1,074,026	94.2%

Earnings from continuing operations before gain (loss) on disposal of assets and income taxes	35,571	5.7%	44,796	7.7%	65,395	5.2%	66,272	5.8%
Gain (loss) on disposal of assets, net	(161)	(0.0%)	20	0.0%	(57)	(0.0%)	1,313	0.1%

Earnings from continuing operations before income taxes	35,410	5.7%	44,816	7.7%	65,338	5.2%	67,585	5.9%
Income tax expense	13,270	2.2%	16,449	2.8%	23,861	1.9%	25,260	2.2%

Net earnings from continuing operations	22,140	3.5%	28,367	4.9%	41,477	3.3%	42,325	3.7%
Earnings (loss) from discontinued operations, net of income taxes	(25)	(0.0%)	211	0.0%	21	0.0%	(500)	(0.0%)

Net earnings	22,115	3.5%	28,578	4.9%	41,498	3.3%	41,825	3.7%
Net earnings attributable to non-controlling interests	(2,033)	(0.3%)	(2,977)	(0.5%)	(4,061)	(0.3%)	(4,574)	(0.4%)

Net earnings attributable to IASIS Healthcare LLC	$20,082	3.2%	$25,601	4.4%	$37,437	3.0%	$37,251	3.3%

Acute Care
The following table and discussion sets forth, for the periods presented, the results of our acute care operations expressed in dollar terms and as a percentage of acute care revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended		Quarter Ended		Six Months Ended		Six Months Ended
	March 31, 2010		March 31, 2009		March 31, 2010		March 31, 2009
($ in thousands):	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage

Acute care revenue:
Acute care revenue	$437,574	99.3%	$421,179	99.5%	$862,234	99.3%	$819,626	99.5%
Revenue between segments (1)	3,336	0.7%	2,312	0.5%	6,012	0.7%	4,009	0.5%

Total acute care revenue	440,910	100.0%	423,491	100.0%	868,246	100.0%	823,635	100.0%

Costs and expenses:
Salaries and benefits	169,224	38.4%	163,423	38.6%	335,114	38.6%	320,655	38.9%
Supplies	68,375	15.5%	63,670	15.0%	133,737	15.4%	123,411	15.0%
Other operating expenses	82,604	18.7%	70,611	16.7%	160,929	18.5%	144,396	17.6%
Provision for bad debts	45,536	10.3%	45,167	10.7%	93,485	10.8%	92,298	11.2%
Rentals and leases	9,780	2.2%	9,302	2.2%	19,684	2.3%	18,403	2.2%
Interest expense, net	16,622	3.8%	15,817	3.7%	33,354	3.8%	34,795	4.2%
Depreciation and amortization	23,137	5.3%	23,415	5.5%	46,125	5.3%	47,540	5.8%
Management fees	1,250	0.3%	1,250	0.3%	2,500	0.3%	2,500	0.3%
Hurricane-related property damage	—	—	938	0.2%	—	—	938	0.1%

Total costs and expenses	416,528	94.5%	393,593	92.9%	824,928	95.0%	784,936	95.3%

Earnings from continuing operations before gain (loss) on disposal of assets and income taxes	24,382	5.5%	29,898	7.1%	43,318	5.0%	38,699	4.7%

Gain (loss) on disposal of assets, net	(161)	(0.0%)	20	0.0%	(57)	(0.0%)	1,313	0.2%

Earnings from continuing operations before income taxes	$24,221	5.5%	$29,918	7.1%	$43,261	5.0%	$40,012	4.9%

(1)	Revenue between segments is eliminated in our consolidated results.
Quarters Ended March 31, 2010 and 2009
Acute care revenue — Acute care revenue from our hospital operations for the quarter ended March 31, 2010, was $440.9 million, an increase of $17.4 million or 4.1%, compared to $423.5 million in the prior year quarter. The increase in acute care revenue is due primarily to an increase in net patient revenue per adjusted admission of 4.7%, offset by a 0.4% decrease in adjusted admissions.
Net adjustments to estimated third-party payor settlements, also known as prior year contractuals, resulted in an increase in acute care revenue of $571,000 and $1.1 million for the quarters ended March 31, 2010 and 2009, respectively.
Salaries and benefits — Salaries and benefits expense from our hospital operations for the quarter ended March 31, 2010, was $169.2 million, or 38.4% of acute care revenue, compared to $163.4 million, or 38.6% of acute care revenue, in the prior year quarter. Included in the current year quarter was $2.0 million of stock compensation expense incurred in connection with the repurchase of certain equity by our parent company. Excluding stock compensation expense, salaries and benefits expense as a percentage of acute care revenue was 37.9% for the quarter ended March 31, 2010. During the current year quarter, we experienced a 0.2% improvement in both contract labor and benefits expense as a percentage of acute care revenue, each compared to the prior year quarter. The remaining decline in salaries and benefits as a percentage of acute care revenue is the result of improved productivity management leveraged against growth in acute care revenue.

Supplies — Supplies expense from our hospital operations for the quarter ended March 31, 2010, was $68.4 million, or 15.5% of acute care revenue, compared to $63.7 million, or 15.0% of acute care revenue, in the prior year quarter. The increase in supplies as a percentage of acute care revenue is primarily the result of growth in higher acuity and supply utilization services, such as inpatient surgical procedures which increased 5.3% compared to the prior year quarter.
Other operating expenses — Other operating expenses from our hospital operations for the quarter ended March 31, 2010, were $82.6 million, or 18.7% of acute care revenue, compared to $70.6 million, or 16.7% of acute care revenue, in the prior year quarter. Included in the current year quarter were increased professional fees associated with our participation in indigent care affiliation agreements in our Texas market. Excluding the impact of these additional professional fees, other operating expenses as a percentage of acute care revenue were 15.9% for the quarter ended March 31, 2010, compared to 14.6% in the prior year quarter. Other operating expenses in the current year quarter also included a $1.9 million reduction in insurance expense resulting from changes in prior year actuarial estimates associated with our professional and general liability reserves, compared to a $3.2 million reduction in the prior year quarter. The remaining increase in other operating expenses as a percentage of acute care revenue in the current year quarter is comprised of an increase in purchased services, primarily associated with additional information technology costs and collection agency fees.
Provision for bad debts — Provision for bad debts from our hospital operations for the quarter ended March 31, 2010, was $45.5 million, or 10.3% of acute care revenue, compared to $45.2 million, or 10.7% of acute care revenue, in the prior year quarter. The decrease in the provision for bad debts as a percentage of acute care revenue reflects our success at qualifying uninsured patients for coverage under Medicaid, coupled with a reduction in our self-pay revenue payor mix. As a result of the effects of a significant economic downturn, including the growth in unemployment and the related increase in the number of individuals eligible for Medicaid or similar programs, we have experienced an increase in the number of patients qualifying for such coverage.
Six Months Ended March 31, 2010 and 2009
Acute care revenue — Acute care revenue from our hospital operations for the six months ended March 31, 2010, was $868.2 million, an increase of $44.6 million or 5.4%, compared to $823.6 million in the prior year period. The increase in acute care revenue is comprised of an increase in adjusted admissions of 1.4% and an increase in net patient revenue per adjusted admission of 4.2%.
Net adjustments to estimated third-party payor settlements, also known as prior year contractuals, resulted in an increase in acute care revenue of $2.5 million and $2.1 million for the six months ended March 31, 2010 and 2009, respectively.
Salaries and benefits — Salaries and benefits expense from our hospital operations for the six months ended March 31, 2010, was $335.1 million, or 38.6% of acute care revenue, compared to $320.7 million, or 38.9% of acute care revenue, in the prior year period. Included in the current year period was $2.0 million of stock compensation expense incurred in connection with the repurchase of certain equity by our parent company. Excluding stock compensation expense, salaries and benefits expense was 38.4% of acute care revenue for the six months ended March 31, 2010. During the current year period, we experienced a 0.2% improvement in benefits expense as a percentage of acute care revenue. The remaining decline in salaries and benefits as a percentage of acute care revenue is the result of improved productivity management leveraged against growth in acute care revenue.
Supplies — Supplies expense from our hospital operations for the six months ended March 31, 2010, was $133.7 million, or 15.4% of acute care revenue, compared to $123.4 million, or 15.0% of acute care revenue, in the prior year period. The increase in supplies as a percentage of acute care revenue is primarily the result of growth in higher acuity and supply utilization services, such as inpatient surgical procedures which increased 10.6% compared to the prior year period.

Other operating expenses — Other operating expenses from our hospital operations for the six months ended March 31, 2010, were $160.9 million, or 18.5% of acute care revenue, compared to $144.4 million, or 17.6% of acute care revenue, in the prior year period. Included in the current year period were increased professional fees associated with our participation in indigent care affiliation agreements in our Texas market. Excluding the impact of these additional professional fees, other operating expenses as a percentage of acute care revenue were 16.0% for the six months ended March 31, 2010, compared to 15.4% in the prior year period. Other operating expenses in the current year period also included a $1.9 million reduction in insurance expense resulting from changes in prior year actuarial estimates associated with our professional and general liability reserves, compared to a $3.2 million reduction in the prior year period. The remaining increase in other operating expenses as a percentage of acute care revenue in the current year period is comprised of an increase in purchases services, primarily associated with additional information technology costs and collection agency fees.
Provision for bad debts — Provision for bad debts from our hospital operations for the six months ended March 31, 2010, was $93.5 million, or 10.8% of acute care revenue, compared to $92.3 million, or 11.2% of acute care revenue, in the prior year period. The decrease in the provision for bad debts as a percentage of acute care revenue reflects our success at qualifying uninsured patients for coverage under Medicaid, coupled with a current period reduction in our self-pay revenue payor mix. As a result of the effects of a significant economic downturn, including the growth in unemployment and the related increase in the number of individuals eligible for Medicaid or similar programs, we have experienced an increase in the number of patients qualifying for such coverage.
Health Choice
The following table and discussion sets forth, for the periods presented, the results of our Health Choice operations expressed in dollar terms and as a percentage of premium revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended		Quarter Ended		Six Months Ended		Six Months Ended
	March 31, 2010		March 31, 2009		March 31, 2010		March 31, 2009
($ in thousands):	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage

Premium revenue:
Premium revenue	$186,948	100.0%	$157,495	100.0%	$391,245	100.0%	$320,672	100.0%

Costs and expenses:
Salaries and benefits	4,947	2.6%	4,949	3.1%	9,539	2.4%	9,853	3.1%
Supplies	50	0.0%	83	0.0%	97	0.0%	168	0.0%
Medical claims (1)	163,430	87.4%	128,910	81.9%	344,673	88.1%	267,609	83.5%
Other operating expenses	6,079	3.3%	7,342	4.7%	12,346	3.2%	12,907	4.0%
Rentals and leases	365	0.2%	432	0.2%	736	0.2%	810	0.3%
Depreciation and amortization	888	0.5%	881	0.6%	1,777	0.5%	1,752	0.5%

Total costs and expenses	175,759	94.0%	142,597	90.5%	369,168	94.4%	293,099	91.4%

Earnings before income taxes	$11,189	6.0%	$14,898	9.5%	$22,077	5.6%	$27,573	8.6%

(1)	Medical claims paid to our hospitals of $3.3 million and $2.3 million for the quarters ended March 31, 2010 and 2009, respectively, and $6.0 million and $4.0 million for the six months ended March 31, 2010 and 2009, respectively, are eliminated in our consolidated results.
Quarters Ended March 31, 2010 and 2009
Premium revenue — Premium revenue from Health Choice was $186.9 million for the quarter ended March 31, 2010, an increase of $29.5 million or 18.7%, compared to $157.5 million in the prior year quarter. The growth in premium revenue was primarily attributable to an 18.7% increase in Medicaid enrollees resulting from increased enrollment in the state program, primarily attributable to the impact of the growth in unemployment.
Medical claims — Prior to eliminations, medical claims expense increased $34.5 million to $163.4 million for the quarter ended March 31, 2010, compared to $128.9 million in the prior year quarter. Medical claims expense represents the amounts paid by Health Choice for healthcare services provided to its members. Medical claims expense as a percentage of premium revenue was 87.4% for the quarter ended March 31, 2010, compared to 81.9% in the prior year quarter. The current year quarter was negatively impacted by a slight decline in premium revenue on a per member per month basis, which resulted in a 1.1% increase in the medical loss ratio, compared to the prior year quarter. The remaining increase in the medical loss ratio is primarily the result of an overall increase in medical costs on a per member per month basis, compared to the prior year quarter.

Six Months Ended March 31, 2010 and 2009
Premium revenue — Premium revenue from Health Choice was $391.2 million for the six months ended March 31, 2010, an increase of $70.6 million or 22.0%, compared to $320.7 million in the prior year period. The growth in premium revenue was primarily attributable to an 18.7% increase in Medicaid enrollees resulting from increased enrollment in the state program, primarily attributable to the impact of the growth in unemployment, as well as slight gains in market share. Additionally, as a result of a change in member mix attributable to the Plan’s new enrollees, we experienced a 1.4% increase in our premium revenue on a per member per month basis in the Medicaid line of business, compared to the prior year period.
Medical claims — Prior to eliminations, medical claims expense increased $77.1 million to $344.7 million for the six months ended March 31, 2010, compared to $267.6 million in the prior year period. Medical claims expense as a percentage of premium revenue was 88.1% for the six months ended March 31, 2010, compared to 83.5% in the prior year period. The increased medical loss ratio is primarily the result of an overall increase in medical costs on a per member per month basis, compared to the prior year period.
LIQUIDITY AND CAPITAL RESOURCES
Overview of Cash Flow Activities for the Six Months Ended March 31, 2010 and 2009
Our cash flows are summarized as follows (in thousands):

	Six Months
	Ended March 31,
	2010	2009
Cash flow from operating activities	$116,567	$94,531
Cash flow from investing activities	(29,138)	(42,694)
Cash flow from financing activities	(135,446)	(10,639)
Operating Activities
The increase in operating cash flows of $22.0 million for the six months ended March 31, 2010, compared to the prior year period, is primarily the result of improved cash collections on patient accounts receivables, as compared to the prior year period.
At March 31, 2010, we had $196.8 million in net working capital, compared to $264.5 million at September 30, 2009. Net accounts receivable decreased $1.3 million to $228.9 million at March 31, 2010, from $230.2 million at September 30, 2009. Our days revenue in accounts receivable at March 31, 2010, were 47, compared to 49 at September 30, 2009, and 54 at March 31, 2009.
Investing Activities
Capital expenditures for the six months ended March 31, 2010, were $30.2 million, compared to $49.3 million in the prior year period. Included in the prior year period was $19.6 million related to the construction of our two patient tower projects in our Utah market, which were completed during fiscal 2009.
Financing Activities
During the quarter ended March 31, 2010, we distributed $125.0 million, net of a $1.8 million income tax benefit, to IAS to fund the repurchase of certain shares of its outstanding preferred stock and cancel certain vested rollover options to purchase its common stock. The holder of the IAS preferred stock is represented by an investor group led by TPG, JLL Partners and Trimaran Fund Management. The repurchase of preferred stock, which included accrued and outstanding dividends, and the cancellation of rollover options were funded by our excess cash on hand. The cancellation of the rollover options, which were associated with our 2004 recapitalization, resulted in the recognition of $2.0 million in stock compensation expense during the quarter ended March 31, 2010.

During the six months ended March 31, 2010, pursuant to the terms of our senior secured credit facilities, we made net payments of $2.9 million, compared to $5.2 million in the prior year period. Additionally, we made payments totaling $2.2 million on capital leases and other debt obligations during the six months ended March 31, 2010.
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
Principal under the senior secured term loan is due in 24 consecutive equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount ($439.0 million) during the first six years thereof, with the balance payable in four equal installments beginning April 2013. Principal under the senior secured delayed draw term loan is due in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount ($150.0 million) until March 31, 2013, with the balance payable in four equal installments during the final year of the loan. The senior secured credit facilities are also subject to mandatory prepayment under specific circumstances, including a portion of excess cash flow, a portion of the net proceeds from an initial public offering, asset sales, debt issuances and specified casualty events, each subject to various exceptions.
The senior secured credit facilities are (i) secured by a first mortgage and lien on our real property and related personal and intellectual property and pledges of equity interests in the entities that own such properties and (ii) guaranteed by certain of our subsidiaries.
In addition, the senior secured credit facilities contain certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The senior secured credit facilities agreement contains a customary restricted payments covenant, which, among others restrictions, limits the amount of dividends or other cash payments to IAS. As of March 31, 2010, we have $167.2 million available to expend free of any such restrictions pursuant to the restricted payment basket provisions set forth in this covenant.
At March 31, 2010, amounts outstanding under our senior secured credit facilities consisted of $425.8 million under the term loan and $147.4 million under the delayed draw term loan. We also had $39.9 million and $25.1 million in letters of credit outstanding under the synthetic letter of credit facility and the revolving credit facility, respectively. The weighted average interest rate of outstanding borrowings under our senior secured credit facilities was 3.3% for both the quarter and six months ended March 31, 2010, respectively.

$475.0 Million 8 3/4% Senior Subordinated Notes Due 2014
We and our wholly-owned subsidiary, IASIS Capital Corporation, a holding company with no assets or operations, as issuers, have outstanding $475.0 million aggregate principal amount of 8 3/4% notes. Our 8 3/4% notes are general unsecured senior subordinated obligations of the issuers, are subordinated in right of payment to our existing and future senior debt, are pari passu in right of payment with any of our future senior subordinated debt and are senior in right of payment to any of our future subordinated debt. Our existing domestic subsidiaries, other than certain non-guarantor subsidiaries, which include Health Choice and our non-wholly owned subsidiaries, are guarantors of our 8 3/4% notes. Our 8 3/4% notes are effectively subordinated to all of the issuers’ and the guarantors’ secured debt to the extent of the value of the assets securing the debt and are structurally subordinated to all liabilities and commitments (including trade payables and capital lease obligations) of our subsidiaries that are not guarantors of our 8 3/4% notes. Our 8 3/4% notes require semi-annual interest payments in June and December. The indenture related to the 8 3/4% notes contains a customary restricted payments covenant, which, among others restrictions, limits the amount of dividends or other cash payments to IAS, including payments to fund the interest on the Holdings Senior Paid-in-Kind (“PIK”) Loans, which becomes cash pay in June 2012. As of March 31, 2010, we have $88.3 million available to expend free of any such restrictions pursuant to the restricted payment basket provisions set forth in this covenant.
Holdings Senior PIK Loans
IAS has outstanding Holdings Senior PIK Loans, which mature June 15, 2014. Proceeds were used to repurchase certain preferred equity from the stockholders of IAS. The Holdings Senior PIK Loans bear interest at an annual rate equal to LIBOR plus 5.25%. The Holdings Senior PIK Loans rank behind our existing debt and will convert to cash-pay in June 2012, at which time all accrued interest becomes payable. At March 31, 2010, the outstanding balance of the Holdings Senior PIK Loans was $378.9 million, which includes $78.9 million of interest that has accrued to the principal of these loans since the date of issuance, and is recorded in the financial statements of IAS. The credit agreement related to the Holdings Senior PIK Loans includes a restricted payment covenant, which, among other restrictions, limits the amount of dividends that can be paid to the stockholders of IAS. As of March 31, 2010, we have $24.4 million available to expend free of any such restrictions pursuant to the restricted payment basket provisions set forth in this covenant.
Other
We are a party to interest rate swap agreements with Citibank, N.A. (“Citibank”) and Wachovia Bank, N.A. (“Wachovia”), as counterparties, with notional amounts totaling $425.0 million, in an effort to manage exposure to floating interest rate risk on a portion of our variable rate debt. The arrangements with each counterparty include two interest rate swap agreements, one with a notional amount of $112.5 million maturing on February 28, 2011, and one with a notional amount of $100.0 million maturing on February 29, 2012. Under these agreements, we are required to make monthly interest payments to our counterparties at fixed annual interest rates ranging from 1.5% to 2.0%, depending upon the agreement. Our counterparties are obligated to make monthly interest payments to us based upon the one-month LIBOR rate in effect over the term of each agreement.
As of March 31, 2010, we provided a performance guaranty in the form of letters of credit totaling $43.2 million for the benefit of AHCCCS to support our obligations under the Health Choice contract to provide and pay for healthcare services. The amount of the performance guaranty is based in part upon the membership in the plan and the related capitation revenue paid to us.
Capital Expenditures
We plan to finance our proposed capital expenditures with cash generated from operations, borrowings under our senior secured credit facilities and other capital sources that may become available. We expect our capital expenditures for fiscal 2010 to be $90.0 million to $100.0 million, including the following significant expenditures:
•	$30.0 million to $35.0 million for other growth and new business projects;

•	$32.0 million to $37.0 million in replacement or maintenance related projects at our hospitals;

•	$20.0 million related to the healthcare information technology stimulus mandate; and

•	$8.0 million in hardware and software costs related to other information systems projects.

Liquidity
We rely on cash generated from our operations as our primary source of liquidity, as well as available credit facilities, project and bank financings and the issuance of long-term debt. From time to time, we have also utilized operating lease transactions that are sometimes referred to as off-balance sheet arrangements. We expect that our future funding for working capital needs, capital expenditures, long-term debt repayments and other financing activities will continue to be provided from some or all of these sources. Each of our existing and projected sources of cash is impacted by operational and financial risks that influence the overall amount of cash generated and the capital available to us. For example, cash generated by our business operations may be impacted by, among other things, economic downturns, weather-related catastrophes and adverse industry conditions. Our future liquidity will be impacted by our ability to access capital markets, which may be restricted due to our credit ratings, general market conditions, and by existing or future debt agreements. For a further discussion of risks that can impact our liquidity, see our risk factors beginning on page 25 of our Annual Report of Form 10-K for the fiscal year ended September 30, 2009, and as updated in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 and in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
Including available cash and our senior secured credit facilities at March 31, 2010, we had available liquidity as follows (in millions):

Cash and cash equivalents	$158.5
Available capacity under our senior secured revolving credit facility	199.9

Net available liquidity at March 31, 2010	$358.4

Net available liquidity assumes 100% participation from all lenders currently participating in our senior secured revolving credit facility. On February 9, 2010, Barclays Capital assumed a $20.0 million position in our senior secured revolving credit facility, which represents approximately 8.9% of the total capacity. This position was previously held by Lehman Brothers, which we had identified as a defaulting lender. At completion of this assumption, we had access to 100% of our total revolver capacity.
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
We are unable at this time to extend our evaluation of the sufficiency of our liquidity beyond three years. We cannot assure you, however, that our operating performance will generate sufficient cash flow from operations or that future borrowings will be available under our senior secured credit facilities, or otherwise, to enable us to grow our business, service our indebtedness, including the senior secured credit facilities and the 8 3/4% senior subordinated notes, or make anticipated capital expenditures and tax payments. For more information, see our risk factors beginning on page 25 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, and as updated in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 and in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
One element of our business strategy is to selectively pursue acquisitions and strategic alliances in existing and new markets. Any acquisitions or strategic alliances may result in the incurrence of, or assumption by us, of additional indebtedness. We continually assess our capital needs and may seek additional financing, including debt or equity as considered necessary to fund capital expenditures and potential acquisitions or for other corporate purposes. Our future operating performance, ability to service or refinance our 8 3/4% senior subordinated notes and ability to service and extend or refinance our senior secured credit facilities will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. For more information, see our risk factors beginning on page 25 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, and as updated in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 and in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

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
RECENT ACCOUNTING PRONOUNCEMENTS
During the quarter ended March 31, 2010, we adopted new authoritative guidance issued by the Financial Accounting Standards Board in January 2010 requiring additional information to be disclosed with respect to Level 3 fair value measurements, as well as transfers to and from Level 1 and Level 2 measurements. In addition, enhanced disclosures are required concerning inputs and valuation techniques used to determine Level 2 and Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures were effective for the quarter ending March 31, 2010, with the effective date for additional Level 3 related disclosures effective for periods beginning after December 15, 2010. The adoption of these provisions did not impact our results of operations, financial position or cash flows.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. The following components of our senior secured credit facilities bear interest at variable rates at specified margins above either the agent bank’s alternate base rate or the LIBOR rate: (i) a $439.0 million, seven-year term loan; (ii) a $150.0 million senior secured delayed draw term loan; and (iii) a $225.0 million, six-year senior secured revolving credit facility. As of March 31, 2010, we had outstanding variable rate debt of $573.2 million. We have managed our market exposure to changes in interest rates by converting $425.0 million of this variable rate debt to fixed rate debt through the use of interest rate swap agreements. Our interest rate swaps provide for $425.0 million of fixed rate debt under our senior secured credit facilities through February 28, 2011, and $200.0 million from March 1, 2011 through February 29, 2012, at rates ranging from 1.5% to 2.0% depending upon the terms of the specific agreement.
Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates on our remaining variable rate debt or our consolidated financial position, results of operations or cash flows would not be material. Holding other variables constant, including levels of indebtedness, a 0.125% increase in interest rates would have an estimated impact on pre-tax earnings and cash flows for the next twelve month period of $185,000.
Our interest rate swap agreements expose us to credit risk in the event of non-performance by our counter parties, Citibank and Wachovia. However, we do not anticipate non-performance by Citibank or Wachovia.

We have $475.0 million in senior subordinated notes due December 15, 2014, with interest payable semi-annually at the rate of 8 3/4% per annum. At March 31, 2010, the fair market value of the outstanding 8 3/4% notes was $483.3 million, based upon quoted market prices as of that date.
We currently believe we have adequate liquidity to fund operations during the near term through the generation of operating cash flows, cash on hand and access to our revolving credit facility. Our ability to borrow funds under our revolving credit facility is subject to the financial viability of the participating financial institutions. While we do not anticipate any of our current lenders defaulting on their obligations, we are unable to provide assurance that any particular lender will not default at a future date.
Item 4. Controls and Procedures
Evaluations of Disclosure Controls and Procedures
Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2010. Based on this evaluation, the principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports.
Changes in Internal Control Over Financial Reporting
During the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On March 31, 2008, the United States District Court for the District of Arizona (the “District Court”) dismissed with prejudice the qui tam complaint against IAS. The qui tam action sought monetary damages and civil penalties under the federal False Claims Act (“FCA”) and included allegations that certain business practices related to physician relationships and the medical necessity of certain procedures resulted in the submission of claims for reimbursement in violation of the FCA. The case dates back to March 2005 and became the subject of a subpoena by the Office of Inspector General (“OIG”) in September 2005. In August 2007, the case was unsealed and became a private lawsuit after the Department of Justice declined to intervene. The United States District Judge dismissed the case from the bench at the conclusion of oral arguments on IAS’ motion to dismiss. On April 21, 2008, the court issued a written order dismissing the case with prejudice and entering formal judgment for IAS. On May 7, 2008, the qui tam relator’s counsel filed a Notice of Appeal to the United States Court of Appeals for the Ninth Circuit to appeal the District Court’s dismissal of the case. On May 21, 2008, IAS filed a Notice of Cross-Appeal to the United States Court of Appeals for the Ninth Circuit from a portion of the April 21, 2008 Order related to relator’s misappropriation of information subject to a claim of attorney-client privilege by IAS. Oral argument in the Ninth Circuit was held before the United States Court of Appeals for the Ninth Circuit on March 9, 2010. Currently, we do not anticipate receiving a written opinion from the Ninth Circuit in less than six months from the date of oral argument. If the appeal of the order dismissing the qui tam action with prejudice was to be resolved in a manner unfavorable to IAS, it could have a material adverse effect on our business, financial condition and results of operations, including exclusion from the Medicare and Medicaid programs.

Item 1A. Risk Factors
Reference is made to the factors set forth under the caption “Forward-Looking Statements” in Part I, Item 2 of this Form 10-Q and other risk factors described in our Annual Report on Form 10-K for the year ended September 30, 2009, which are incorporated herein by reference. There have not been any material changes to the risk factors previously disclosed in our annual report on Form 10-K for the year ended September 30, 2009, other than as set forth in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, and as set forth below.
The Health Reform Law, Which Represents Significant Change To The Healthcare Industry, And Other Changes In Governmental Programs May Reduce Our Revenues.
In March 2010, President Obama signed the Health Reform Law into law. The Health Reform Law represents significant change across the healthcare industry. The Health Reform Law will decrease the number of uninsured individuals by expanding coverage to additional individuals through a combination of public program expansion and private sector health insurance reforms. The Health Reform Law expands eligibility under existing Medicaid programs and subsidizes states that create non-Medicaid plans for certain residents that do not qualify for Medicaid. Further, the Health Reform Law requires states to establish health insurance exchanges to facilitate the purchase of health insurance by individuals and small businesses. It also imposes financial penalties on individuals who fail to carry insurance coverage and certain employers that do not provide health insurance coverage. The Health Reform Law establishes a number of health insurance market reforms, including a ban on lifetime limits and pre-existing condition exclusions, new benefit mandates, and increased dependent coverage. Although the expansion of health insurance coverage should increase reimbursement received from providing care to certain previously uninsured individuals, many of the provisions of the Health Reform Law will not become effective until 2014 or later.
Further, the Health Reform Law could adversely affect our business and results of operations due to provisions of the Health Reform Law that are intended to reduce Medicare and Medicaid healthcare costs. Among other things, the Health Reform Law will reduce market basket updates, reduce Medicare and Medicaid disproportionate share hospital funding, and expand efforts to tie payments to quality and integration. Any decrease in payment rates or an increase in rates that is below our increase in costs may adversely affect our results of operations. The Health Reform Law also provides additional resources to combat fraud, waste, and abuse, including expansion of the RAC program, which may result in increased costs for us to appeal or refund any alleged overpayments.
The Health Reform Law contains additional provisions intended to promote value-based purchasing. Effective July 1, 2011, the Health Reform Law will prohibit the use of federal funds under the Medicaid program to reimburse providers for medical assistance provided to treat any HACs. Further, effective in federal fiscal year 2013, hospitals with excessive readmissions for conditions designated by the Department will receive reduced payments for all inpatient discharges, not just discharges relating to the conditions subject to the excessive readmission standard. Beginning in federal fiscal year 2015, hospitals that fall into the top 25% of national risk-adjusted HAC rates for all hospitals in the previous year will receive a 1% reduction in their total Medicare payments. The Health Reform Law also requires the Department to implement a value-based purchasing system for hospitals that will provide incentive payments to hospitals that meet or exceed certain quality performance standards and that will be funded through decreases in the inpatient prospective payment system market basket updates to all hospitals beginning in federal fiscal year 2013.
The Health Reform Law will change how healthcare services are covered, delivered, and reimbursed. Because of the many variables involved, we are unable to predict the net effect on our operations of the expected increases in insured individuals using our facilities, the reductions in government healthcare spending, and numerous other provisions in the Health Reform Law that may affect us. Furthermore, we are unable to predict how providers, payers, and other market participants will respond to the various reform provisions, many of which will not be implemented for several years. It is also possible that implementation of these provisions could be delayed or even blocked due to court challenges. In addition, there may be efforts to repeal or amend the Health Reform Law.

In addition to the Health Reform Law, in recent years, legislative and regulatory changes have resulted in limitations on and, in some cases, reductions in levels of, payments to healthcare providers for certain services under government programs. Governmental healthcare programs, principally Medicare and Medicaid, including managed Medicare and managed Medicaid, accounted for 45.9%, 44.9% and 43.0% of our hospitals’ net patient revenue for the years ended September 30, 2009, 2008 and 2007, respectively. However, legislative and regulatory changes have altered, and may continue to alter, the method of payment that our hospitals receive for various services under the Medicare, Medicaid and other federal healthcare programs. For example, CMS has recently completed a two-year transition to full implementation of the MS-DRG, which represents a refinement to the existing diagnosis-related group system. Future changes to the MS-DRG system could impact the margins we receive for certain services. In some cases, commercial third-party payors and other payors such as some state Medicaid programs rely on all or portions of the Medicare MS-DRG system to determine payment rates, and therefore, adjustments that negatively impact Medicare payments may also negatively impact payments from Medicaid programs, commercial third-party payors and other payors.
In addition, from time to time, state legislatures consider measures to reform healthcare programs and coverage within their respective states. Because of economic conditions and other factors, a number of states are experiencing budget problems and have adopted or are considering legislation designed to reduce their Medicaid expenditures, including enrolling Medicaid recipients in managed care programs and imposing additional taxes on hospitals to help finance or expand states’ Medicaid systems. The states in which we operate have decreased funding for healthcare programs or made other structural changes resulting in a reduction in Medicaid hospital rates for fiscal years 2009 and 2010. For example, Arizona has frozen hospital inpatient and outpatient reimbursements at the October 1, 2007 rates and discontinued a state health benefits program for low-income parents. In addition, Arizona’s recently enacted budget for fiscal year 2011 includes additional reimbursement cuts, including elimination of Medicaid coverage for some services, a 5% cut for all Medicaid providers, and potentially an additional 10% cut if a sales tax increase proposal is not approved by voters in May. Louisiana reduced inpatient hospital rates by 3.5% and 6.3% and outpatient hospital rates by 3.5% and 5.7% in fiscal years 2009 and 2010, respectively, but still projects a Medicaid program deficit in excess of $300 million for the remainder of fiscal year 2010. In fiscal year 2009, Nevada cut inpatient hospital rates by 5% and eliminated rate enhancements for pediatric and obstetric care. Utah cut hospital rates for fiscal year 2010 by more than 11% and is planning additional reimbursement cuts for 2011. Florida has reduced hospital reimbursement rates for fiscal years 2009 and 2010. Additional Medicaid spending cuts may be implemented in the future in the states in which we operate, including reductions in supplemental Medicaid reimbursement programs. Our Texas hospitals participate in private supplemental Medicaid reimbursement programs that are structured to expand the community safety net by providing indigent healthcare services and result in additional revenues for participating hospitals. We cannot predict whether the Texas private supplemental Medicaid reimbursement programs will continue or guarantee that revenues recognized from the programs will not decrease. The Health Reform Law provides for significant expansion of the Medicaid program, but these changes are not required until 2014.
We believe that hospital operating margins across the country, including ours, have been and may continue to be under pressure because of limited pricing flexibility and growth in operating expenses in excess of the increase in payments under the Medicare program and other governmental programs. Current or future healthcare reform efforts, additional changes in laws or regulations regarding government health programs, or other changes in the administration of government health programs could have a material, adverse effect on our financial position and results of operations.
The Health Reform Law Imposes Significant New Restrictions On Hospitals That Have Physician Owners, Including Our Hospitals That Have Physician Owners.
Some of our hospitals have physician ownership pursuant to an exception to the Stark Law known as the “whole hospital exception.” However, the Health Reform Law significantly restricts the whole hospital exception. The whole hospital exception now will be available only to hospitals that have physician ownership and a Medicare provider agreement in place as of December 31, 2010. A hospital that meets these grandfathering requirements must comply with a number of restrictions. Among other things, a grandfathered hospital may not increase its aggregate percentage of physician ownership beyond the aggregate percentage of physician ownership that was in place as of March 23, 2010. In addition, subject to limited exceptions, a grandfathered physician-owned hospital may not increase the number of operating rooms, procedure rooms, and beds for which it is licensed beyond the number for which it was licensed as of March 23, 2010.

The whole hospital exception, as amended, also contains additional disclosure requirements. For example, a grandfathered physician-owned hospital is required to submit an annual report to the Department listing each investor in the hospital, including all physician owners. In addition, grandfathered physician-owned hospitals must have procedures in place that require referring physician owners to disclose to patients, with enough notice for the patient to make a meaningful decision regarding receipt of care, the physicians’ ownership interest and, if applicable, any ownership interest held by the treating physician. A grandfathered physician-owned hospital also must disclose on its web site and in any public advertising the fact that it has physician ownership.
The Health Reform Law contains three separate dates that impact when the amended whole hospital exception becomes effective. Specifically, the effective date for several provisions, including the prohibitions on increases in aggregate physician ownership levels and operational capacity, is March 23, 2010; the deadline for having a Medicare provider agreement is December 31, 2010; and the date by which grandfathered physician-owned hospitals must comply with the new requirements is September 23, 2011. Because there is not yet any further Congressional or any regulatory guidance on interpreting and implementing the amended whole hospital exception, it may be difficult for us to determine how the exception will apply to specific situations that may arise with our hospitals. Without further guidance from Congress or the Department, the applicability of these dates to specific scenarios may remain unclear.
Beginning no later than November 1, 2011, the Department is required to audit hospitals’ compliance with the amended whole hospital exception.
The amended whole hospital exception will restrict our ability to increase levels of physician ownership in our hospitals and our ability to expand the operational capacity of our physician-owned hospitals. If any of our hospitals fail to comply with the amended whole hospital exception, those hospitals could be found to be in violation of the Stark Law, and we could incur significant financial or other penalties.
Significant Changes By AHCCCS In The Payment Structure Of Its Contracts Or The Amount Of Premiums Paid To Us Could Adversely Affect Our Net Revenue And Profitability.
In connection with our contract effective October 1, 2008, AHCCCS implemented a risk-based or severity-adjusted payment methodology for all health plans, which resulted in a reduction to our premium revenue on a per member per month basis during the year ended September 30, 2009. Implementation of this new payment methodology was retroactive to October 1, 2008, and is also expected to negatively impact premium rates paid to Health Choice going forward. Based upon the risk score adjustment factors provided by AHCCCS, we have estimated slight reductions in our future capitation premium rates. If our estimates are incorrect, our results of operations and cash flows could be materially impacted.
Furthermore, Arizona’s budget for fiscal year 2011, which was signed by the governor on March 18, 2010, and further amended in May 2010, contains significant cuts to state healthcare programs, some of which could adversely affect Health Choice. Arizona’s budget imposes a 5% cut for all Medicaid providers, effective October 1, 2010, which will be implemented through reductions to health plan capitation rates. In addition, the budget authorizes AHCCCS to reduce provider rates by an additional 10% in the event that a sales tax increase proposal is not approved by voters in May. AHCCCS is also considering cuts to health plans’ administrative reimbursement rates for 2011. The implementation of these budget reductions may adversely affect the net revenue and profitability of Health Choice.

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

IASIS HEALTHCARE LLC
Date: May 14, 2010	By:	/s/ John M. Doyle
John M. Doyle
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.