Form 10-Q
period 2010-06-30
IASIS Healthcare LLC
filed 2010-08-11
CIK 1294632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of August 11, 2010, 100% of the registrant’s common interests outstanding (all of which are privately owned and are not traded on any public market) were owned by IASIS Healthcare Corporation, its sole member.

i

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements
IASIS HEALTHCARE LLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
 (In Thousands)

	June 30,	September 30,
	2010	2009

ASSETS

Current assets:
Cash and cash equivalents	$130,160	$206,528
Accounts receivable, less allowance for doubtful accounts of $120,280 and $126,132 at June 30, 2010 and September 30, 2009, respectively	221,327	230,198
Inventories	53,476	50,492
Deferred income taxes	11,130	39,038
Prepaid expenses and other current assets	121,379	49,453

Total current assets	537,472	575,709

Property and equipment, net	980,797	997,353
Goodwill	717,920	717,920
Other intangible assets, net	27,750	30,000
Other assets, net	35,522	36,222

Total assets	$2,299,461	$2,357,204

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$71,821	$68,552
Salaries and benefits payable	45,369	42,548
Accrued interest payable	2,128	12,511
Medical claims payable	110,556	113,519
Other accrued expenses and other current liabilities	85,389	65,701
Current portion of long-term debt and capital lease obligations	6,705	8,366

Total current liabilities	321,968	311,197

Long-term debt and capital lease obligations	1,046,480	1,051,471
Deferred income taxes	103,352	106,425
Other long-term liabilities	56,212	54,222

Non-controlling interests with redemption rights	72,527	72,527

Equity:
Member’s equity	688,576	750,932
Non-controlling interests	10,346	10,430

Total equity	698,922	761,362

Total liabilities and equity	$2,299,461	$2,357,204

See accompanying notes.

IASIS HEALTHCARE LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
 (In Thousands)

	Quarter Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net revenue:
Acute care revenue	$438,211	$417,880	$1,300,445	$1,237,506
Premium revenue	199,777	183,738	591,022	504,410

Total net revenue	637,988	601,618	1,891,467	1,741,916

Costs and expenses:
Salaries and benefits (includes stock compensation of $118, $141, $2,367 and $420, respectively)	170,035	164,879	514,688	495,387
Supplies	66,333	63,950	200,167	187,529
Medical claims	172,031	158,919	510,692	422,519
Other operating expenses	93,579	79,708	266,854	237,011
Provision for bad debts	49,416	45,594	142,901	137,892
Rentals and leases	10,067	10,008	30,487	29,221
Interest expense, net	16,711	16,334	50,065	51,129
Depreciation and amortization	24,007	24,217	71,909	73,509
Management fees	1,250	1,250	3,750	3,750
Hurricane-related property damage	—	—	—	938

Total costs and expenses	603,429	564,859	1,791,513	1,638,885

Earnings from continuing operations before gain (loss) on disposal of assets and income taxes	34,559	36,759	99,954	103,031
Gain (loss) on disposal of assets, net	(149)	184	(206)	1,497

Earnings from continuing operations before income taxes	34,410	36,943	99,748	104,528
Income tax expense	12,683	13,715	36,544	38,975

Net earnings from continuing operations	21,727	23,228	63,204	65,553
Earnings (loss) from discontinued operations, net of income taxes	(384)	167	(363)	(333)

Net earnings	21,343	23,395	62,841	65,220
Net earnings attributable to non-controlling interests	(2,002)	(2,666)	(6,063)	(7,240)

Net earnings attributable to IASIS Healthcare LLC	$19,341	$20,729	$56,778	$57,980

See accompanying notes.

IASIS HEALTHCARE LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
 (In Thousands)

	Nine Months Ended
	June 30,
	2010	2009
Cash flows from operating activities
Net earnings	$62,841	$65,220
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	71,909	73,509
Amortization of loan costs	2,356	2,257
Stock compensation costs	2,367	420
Deferred income taxes	23,839	11,792
Income tax benefit from stock compensation	(1,770)	—
Income tax benefit from parent company interest	4,989	—
Loss (gain) on disposal of assets, net	206	(1,497)
Loss from discontinued operations	363	333
Hurricane-related property damage	—	938
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	9,154	(18,854)
Inventories, prepaid expenses and other current assets	(74,909)	(2,491)
Accounts payable, other accrued expenses and other accrued liabilities	13,137	39,231

Net cash provided by operating activities — continuing operations	114,482	170,858
Net cash provided by (used in) operating activities — discontinued operations	(567)	1,548

Net cash provided by operating activities	113,915	172,406

Cash flows from investing activities
Purchases of property and equipment, net	(53,465)	(66,608)
Cash paid for acquisition, net	—	(1,521)
Proceeds from sale of assets	50	5,240
Change in other assets, net	1,856	1,832

Net cash used in investing activities — continuing operations	(51,559)	(61,057)
Net cash provided by investing activities — discontinued operations	—	10

Net cash used in investing activities	(51,559)	(61,047)

Cash flows from financing activities
Payment of debt and capital lease obligations	(6,772)	(53,672)
Distribution to parent company in connection with the repurchase of equity, net	(124,962)	—
Distributions to non-controlling interests	(6,921)	(4,721)
Costs paid for the repurchase of partnership interests, net	(69)	(1,379)

Net cash used in financing activities	(138,724)	(59,772)

Change in cash and cash equivalents	(76,368)	51,587
Cash and cash equivalents at beginning of period	206,528	80,738

Cash and cash equivalents at end of period	$130,160	$132,325

Supplemental disclosure of cash flow information
Cash paid for interest	$58,145	$60,519

Cash paid for income taxes, net	$7,513	$3,834

See accompanying notes.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. ORGANIZATION AND BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements as of and for the quarters and nine months ended June 30, 2010 and 2009, reflect the financial position, results of operations and cash flows of IASIS Healthcare LLC (“IASIS” or the “Company”). The Company’s sole member and parent company is IASIS Healthcare Corporation (“Holdings” or “IAS”).
IASIS owns and operates medium-sized acute care hospitals in high-growth urban and suburban markets. At June 30, 2010, the Company owned or leased 15 acute care hospital facilities and one behavioral health hospital facility, with a total of 2,886 beds in service, located in six regions:
•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	Tampa-St. Petersburg, Florida;

•	three cities in Texas, including San Antonio;

•	Las Vegas, Nevada; and

•	West Monroe, Louisiana.
The Company also owns and operates Health Choice Arizona, Inc. (“Health Choice” or the “Plan”), a Medicaid and Medicare managed health plan in Phoenix, Arizona, which covered over 199,000 lives at June 30, 2010.
The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated balance sheet of the Company at September 30, 2009, has been derived from the audited consolidated financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.
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

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
General and Administrative
The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include the IASIS corporate office costs, which were $7.7 million and $12.4 million for the quarters ended June 30, 2010 and 2009, respectively, and $27.0 million and $33.0 million for the nine months ended June 30, 2010 and 2009, respectively.
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
The Company consolidates seven subsidiaries with non-controlling interests that include third-party partners that own limited partnership units with certain redemption features. The redeemable limited partnership units require the Company to buy back the units upon the occurrence of certain events at the fair value of the units. In addition, the limited partnership agreements for all of the limited partnerships provide the limited partners with put rights which allow the units to be sold back to the Company, subject to certain limitations, at the fair value of the units. According to the limited partnership agreements, the fair value of the units is generally calculated as the product of the EBITDA (earnings before interest, taxes, depreciation, amortization and management fees) and a fixed multiple, less any long-term debt of the entity. The majority of these put rights require an initial holding period of six years after purchase, at which point the holder of the redeemable limited partnership units may put back to the Company 20% of such holder’s units. Each succeeding year, the number of vested redeemable units will increase by 20% until the end of the tenth year after the initial investment, at which point 100% of the units may be put back to the Company. Under no circumstances shall the Company be required to repurchase more than 25% of the total vested redeemable limited partnership units in any fiscal year. The equity attributable to these interests has been classified as non-controlling interests with redemption rights in the accompanying unaudited condensed consolidated balance sheets.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following schedule presents the reconciliation of total equity, member’s equity attributable to the Company, and equity attributable to the non-controlling interests as if the provisions of the non-controlling interest authoritative guidance were adopted as of September 30, 2009 (in thousands):

	Non-controlling
	Interests with		Non-
	Redemption	Member’s	controlling
	Rights	Equity	Interests	Total Equity

Balance at September 30, 2009 (as previously reported)	$—	$780,847	$—	$780,847

Adjustment to non-controlling interests from adoption of FASB authoritative guidance	72,527	(29,915)	10,430	(19,485)

Balance at September 30, 2009 (as adjusted)	72,527	750,932	10,430	761,362

Net earnings	5,968	56,778	95	56,873

Distributions to, and repurchases of, non-controlling interests	(6,811)	—	(179)	(179)

Stock compensation	—	2,367	—	2,367

Other comprehensive loss	—	(685)	—	(685)

Distribution to parent company in connection with the repurchase of equity, net	—	(124,962)	—	(124,962)

Contribution from parent related to tax benefit from Holdings Senior PIK Loans interest	—	4,989	—	4,989

Adjustment to redemption value of non-controlling interests with redemption rights	843	(843)	—	(843)

Balance at June 30, 2010	$72,527	$688,576	$10,346	$698,922

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
The Company has adopted the new FASB authoritative guidance issued in January 2010 requiring additional information to be disclosed with respect to Level 3 fair value measurements, as well as transfers to and from Level 1 and Level 2 measurements. In addition, enhanced disclosures are required concerning inputs and valuation techniques used to determine Level 2 and Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures were effective for the quarter ending March 31, 2010, with the effective date for additional Level 3 related disclosures effective for periods beginning after December 15, 2010. The new provisions have not significantly impacted the Company’s disclosures, and the Company does not anticipate any significant impact in periods after December 15, 2010.
Subsequent Events Consideration
The Company has evaluated its financial statements and disclosures for the impact of subsequent events up to the date of filing its quarterly report on Form 10-Q with the Securities and Exchange Commission.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
2. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
Long-term debt and capital lease obligations consist of the following (in thousands):

	June 30,	September 30,
	2010	2009
Senior secured credit facilities	$571,733	$576,150
Senior subordinated notes	475,000	475,000
Capital leases and other obligations	6,452	8,687

	1,053,185	1,059,837

Less current maturities	6,705	8,366

	$1,046,480	$1,051,471

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
At June 30, 2010, amounts outstanding under the Company’s senior secured credit facilities consisted of a $424.7 million term loan and a $147.0 million delayed draw term loan. In addition, the Company had $39.9 million and $36.2 million in letters of credit outstanding under the synthetic letter of credit facility and the revolving credit facility, respectively. The weighted average interest rate of outstanding borrowings under the senior secured credit facilities was 3.4% and 3.3% for the quarter and nine months ended June 30, 2010, respectively.

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
Holdings Senior Paid-in-Kind Loans
IAS has outstanding Senior Paid-in-Kind (“PIK”) Loans, which were used to repurchase certain preferred equity from its stockholders in fiscal 2007. The Senior PIK Loans mature June 15, 2014, and bear interest at an annual rate equal to LIBOR plus 5.25%. At June 30, 2010, the outstanding balance of the Senior PIK Loans was $384.2 million, which includes $84.2 million of interest that has accrued to the principal of these loans since the date of issuance, and is recorded in the financial statements of IAS. In June 2012, the Senior PIK Loans, which rank behind the Company’s existing debt, will convert to cash-pay, at which time all accrued interest becomes payable.
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
The Company accounts for its interest rate swaps in accordance with the provisions of FASB authoritative guidance regarding accounting for derivative instruments and hedging activities, which also includes enhanced disclosure requirements. In accordance with these provisions, the Company has designated its interest rate swaps as cash flow hedge instruments. The Company assesses the effectiveness of these cash flow hedges on a quarterly basis, with any ineffectiveness being measured using the hypothetical derivative method. The Company completed an assessment of its cash flow hedge instruments during the quarters and nine months ended June 30, 2010 and 2009, and determined its hedging instruments to be highly effective in all periods. Accordingly, no gain or loss resulting from hedging ineffectiveness is reflected in the Company’s accompanying unaudited condensed consolidated statements of operations.
The Company applies the provisions of FASB authoritative guidance regarding fair value measurements, which provides a single definition of fair value, establishes a framework for measuring fair value, and expands disclosures concerning fair value measurements. The Company applies these provisions to the valuation and disclosure of its interest rate swaps. This authoritative guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: (i) Level 1, which is defined as quoted prices in active markets that can be accessed at the measurement date; (ii) Level 2, which is defined as inputs other than quoted prices in active markets that are observable, either directly or indirectly; and (iii) Level 3, which is defined as unobservable inputs resulting from the existence of little or no market data, therefore potentially requiring an entity to develop its own assumptions.

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
The fair value of the Company’s interest rate swaps at June 30, 2010 and September 30, 2009, reflect liability balances of $5.8 million and $4.7 million, respectively, and are included in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets. The fair value of the Company’s interest rate swaps reflects a liability because the effect of the forward LIBOR curve on future interest payments results in less interest due to the Company under the variable rate component included in the interest rate swap agreements, as compared to the amount due the Company’s counterparties under the fixed interest rate component. Any change in the fair value of the Company’s interest rate swaps, net of income taxes, is included in other comprehensive loss as a component of member’s equity in the accompanying unaudited condensed consolidated balance sheets.
4. COMPREHENSIVE INCOME
Comprehensive income consists of two components: net earnings and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that under the FASB authoritative guidance related to accounting for comprehensive income are recorded as elements of equity, but are excluded from net earnings. The following table presents the components of comprehensive income, net of income taxes, for the quarters and nine months ended June 30, 2010 and 2009 (in thousands):

	Quarter Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net earnings	$21,343	$23,395	$62,841	$65,220
Change in fair value of interest rate swaps	56	2,852	(1,092)	(2,217)
Change in income tax expense (benefit)	(21)	(1,068)	407	829

Comprehensive income	$21,378	$25,179	$62,156	$63,832

The components of accumulated other comprehensive loss, net of income taxes, as of June 30, 2010 and September 30, 2009, are as follows (in thousands):

	June 30,	September 30,
	2010	2009

Fair value of interest rate swaps	$(5,753)	$(4,660)
Income tax benefit	2,142	1,734

Accumulated other comprehensive loss	$(3,611)	$(2,926)

5. DISTRIBUTION TO PARENT
During the nine months ended June 30, 2010, the Company distributed $125.0 million, net of a $1.8 million income tax benefit, to IAS to fund the repurchase of certain shares of its outstanding preferred stock and cancel certain vested rollover options to purchase its common stock. The holder of the IAS preferred stock is represented by an investor group led by TPG, JLL Partners and Trimaran Fund Management. The repurchase of preferred stock, which included accrued and outstanding dividends, and the cancellation of rollover options were funded by the Company’s excess cash on hand. The cancellation of the rollover options, which were associated with the Company’s 2004 recapitalization, resulted in the Company recognizing $2.0 million in stock compensation expense during the nine months ended June 30, 2010.

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
Professional, General and Workers’ Compensation Liability Risks
The Company is subject to claims and legal actions in the ordinary course of business, including but not limited to claims relating to patient treatment and personal injuries. To cover these types of claims, the Company maintains professional and general liability insurance in excess of self-insured retentions through a commercial insurance carrier in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is currently not a party to any such proceedings that, in the Company’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company expenses an estimate of the costs it expects to incur under the self-insured retention exposure for professional and general liability claims using historical claims data, demographic factors, severity factors, current incident logs and other actuarial analysis. At June 30, 2010 and September 30, 2009, the Company’s professional and general liability accrual for asserted and unasserted claims totaled $43.9 million and $41.7 million, respectively. The semi-annual valuations from the Company’s independent actuary for professional and general liability losses resulted in a change in related estimates for prior periods which decreased professional and general liability expense by $1.9 million and $3.2 million during the nine months ended June 30, 2010 and 2009, respectively.
The Company is subject to claims and legal actions in the ordinary course of business related to workers’ compensation. To cover these types of claims, the Company maintains workers’ compensation insurance coverage with a self-insured retention. The Company accrues costs of workers’ compensation claims based upon estimates derived from its claims experience. The semi-annual valuations from the Company’s independent actuary for workers’ compensation losses resulted in a change in related estimates for prior periods which increased benefits expense by $801,000 during the nine months ended June 30, 2010, compared to a decrease of $852,000 during the same prior year period.
Health Choice
Health Choice has entered into capitated contracts whereby the Plan provides healthcare services in exchange for fixed periodic and supplemental payments from the Arizona Health Care Cost Containment System (“AHCCCS”) and the Centers for Medicare & Medicaid Services (“CMS”). These services are provided regardless of the actual costs incurred to provide these services. The Company receives reinsurance and other supplemental payments from AHCCCS to cover certain costs of healthcare services that exceed certain thresholds. The Company believes that current capitated payments received, together with reinsurance and other supplemental payments are sufficient to pay for the services Health Choice is obligated to deliver. As of June 30, 2010, the Company has provided a performance guaranty in the form of letters of credit totaling $43.2 million for the benefit of AHCCCS to support its obligations under the Health Choice contract to provide and pay for the healthcare services. The amount of the performance guaranty is generally based, in part, upon the membership in the Plan and the related capitation revenue paid to Health Choice.
As of June 30, 2010, in connection with a state-wide effort in Arizona to manage the state’s fiscal budget issues, AHCCCS delayed the transmittal of the Plan’s June capitation payment totaling $64.7 million. The Company has recorded a receivable related to this delayed capitation payment, which is classified in other current assets in the balance sheet at June 30, 2010. The capitation payment was subsequently received in July 2010.

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
Other
On March 31, 2008, the United States District Court for the District of Arizona (the “District Court”) dismissed with prejudice a qui tam complaint previously filed against IAS. The qui tam action sought monetary damages and civil penalties under the federal False Claims Act (“FCA”) and included allegations that certain business practices related to physician relationships and the medical necessity of certain procedures resulted in the submission of claims for reimbursement in violation of the FCA. The case dates back to March 2005 and became the subject of a subpoena by the Office of Inspector General (“OIG”) in September 2005. In August 2007, the case was unsealed and became a private lawsuit after the Department of Justice declined to intervene. The United States District Judge dismissed the case from the bench at the conclusion of oral arguments on IAS’ motion to dismiss. On April 21, 2008, the court issued a written order dismissing the case with prejudice and entering formal judgment for IAS. On May 7, 2008, the qui tam relator’s counsel filed a Notice of Appeal to the United States Court of Appeals for the Ninth Circuit to appeal the District Court’s dismissal of the case. On May 21, 2008, IAS filed a Notice of Cross-Appeal to the United States Court of Appeals for the Ninth Circuit from a portion of the April 21, 2008 Order related to the relator’s misappropriation of information subject to a claim of attorney-client privilege by IAS. Oral argument in the Ninth Circuit was held before the United States Court of Appeals for the Ninth Circuit on March 9, 2010. Currently, the Company does not anticipate receiving a written opinion from the Ninth Circuit in less than six months from the date of oral argument. If the appeal of the order dismissing the qui tam action with prejudice was to be resolved in a manner unfavorable to IAS, it could have a material adverse effect on the Company’s business, financial condition and results of operations, including exclusion from the Medicare and Medicaid programs.

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

	For the Quarter Ended June 30, 2010
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue	$438,211	$—	$—	$438,211
Premium revenue	—	199,777	—	199,777
Revenue between segments	2,319	—	(2,319)	—

Net revenue	440,530	199,777	(2,319)	637,988

Salaries and benefits (excludes stock compensation)	165,051	4,866	—	169,917
Supplies	66,293	40	—	66,333
Medical claims	—	174,350	(2,319)	172,031
Other operating expenses	87,451	6,128	—	93,579
Provision for bad debts	49,416	—	—	49,416
Rentals and leases	9,650	417	—	10,067

Adjusted EBITDA(1)	62,669	13,976	—	76,645

Interest expense, net	16,711	—	—	16,711
Depreciation and amortization	23,115	892	—	24,007
Stock compensation	118	—	—	118
Management fees	1,250	—	—	1,250

Earnings from continuing operations before loss on disposal of assets and income taxes	21,475	13,084	—	34,559
Loss on disposal of assets, net	(149)	—	—	(149)

Earnings from continuing operations before income taxes	$21,326	$13,084	$—	$34,410

	For the Quarter Ended June 30, 2009
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue	$417,880	$—	$—	$417,880
Premium revenue	—	183,738	—	183,738
Revenue between segments	2,542	—	(2,542)	—

Net revenue	420,422	183,738	(2,542)	601,618

Salaries and benefits (excludes stock compensation)	159,838	4,900	—	164,738
Supplies	63,905	45	—	63,950
Medical claims	—	161,461	(2,542)	158,919
Other operating expenses	75,876	3,832	—	79,708
Provision for bad debts	45,594	—	—	45,594
Rentals and leases	9,635	373	—	10,008

Adjusted EBITDA(1)	65,574	13,127	—	78,701

Interest expense, net	16,334	—	—	16,334
Depreciation and amortization	23,320	897	—	24,217
Stock compensation	141	—	—	141
Management fees	1,250	—	—	1,250

Earnings from continuing operations before gain on disposal of assets and income taxes	24,529	12,230	—	36,759
Gain on disposal of assets, net	184	—	—	184

Earnings from continuing operations before income taxes	$24,713	$12,230	$—	$36,943

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the Nine Months Ended June 30, 2010
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue	$1,300,445	$—	$—	$1,300,445
Premium revenue	—	591,022	—	591,022
Revenue between segments	8,331	—	(8,331)	—

Net revenue	1,308,776	591,022	(8,331)	1,891,467

Salaries and benefits (excludes stock compensation)	497,916	14,405	—	512,321
Supplies	200,030	137	—	200,167
Medical claims	—	519,023	(8,331)	510,692
Other operating expenses	248,380	18,474	—	266,854
Provision for bad debts	142,901	—	—	142,901
Rentals and leases	29,334	1,153	—	30,487

Adjusted EBITDA(1)	190,215	37,830	—	228,045

Interest expense, net	50,065	—	—	50,065
Depreciation and amortization	69,240	2,669	—	71,909
Stock compensation	2,367	—	—	2,367
Management fees	3,750	—	—	3,750

Earnings from continuing operations before loss on disposal of assets and income taxes	64,793	35,161	—	99,954
Loss on disposal of assets, net	(206)	—	—	(206)

Earnings from continuing operations before income taxes	$64,587	$35,161	$—	$99,748

Segment assets	$2,006,311	$293,150		$2,299,461

Capital expenditures	$53,288	$177		$53,465

Goodwill	$712,163	$5,757		$717,920

	For the Nine Months Ended June 30, 2009
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue	$1,237,506	$—	$—	$1,237,506
Premium revenue	—	504,410	—	504,410
Revenue between segments	6,551	—	(6,551)	—

Net revenue	1,244,057	504,410	(6,551)	1,741,916

Salaries and benefits (excludes stock compensation)	480,214	14,753	—	494,967
Supplies	187,316	213	—	187,529
Medical claims	—	429,070	(6,551)	422,519
Other operating expenses	220,272	16,739	—	237,011
Provision for bad debts	137,892	—	—	137,892
Rentals and leases	28,038	1,183	—	29,221
Hurricane-related property damage	938	—	—	938

Adjusted EBITDA(1)	189,387	42,452	—	231,839

Interest expense, net	51,129	—	—	51,129
Depreciation and amortization	70,860	2,649	—	73,509
Stock compensation	420	—	—	420
Management fees	3,750	—	—	3,750

Earnings from continuing operations before gain on disposal of assets and income taxes	63,228	39,803	—	103,031
Gain on disposal of assets, net	1,497	—	—	1,497

Earnings from continuing operations before income taxes	$64,725	$39,803	$—	$104,528

Segment assets	$2,141,103	$225,832		$2,366,935

Capital expenditures	$65,810	$798		$66,608

Goodwill	$776,341	$5,757		$782,098

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Adjusted EBITDA represents earnings from continuing operations before interest expense, income tax expense, depreciation and amortization, stock compensation, gain (loss) on disposal of assets and management fees. Management fees represent monitoring and advisory fees paid to TPG, the Company’s majority financial sponsor, and certain other members of IASIS Investment LLC, majority shareholder of IAS. Management routinely calculates and communicates adjusted EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within the healthcare industry to evaluate hospital performance, allocate resources and measure leverage capacity and debt service ability. In addition, the Company uses adjusted EBITDA as a measure of performance for its business segments and for incentive compensation purposes. Adjusted EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net earnings, cash flows generated by operating, investing, or financing activities or other financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance or liquidity. Adjusted EBITDA, as presented, differs from what is defined under the Company’s senior secured credit facilities and may not be comparable to similarly titled measures of other companies.
9. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
The 8 3/4% notes described in Note 2 are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s existing domestic subsidiaries, other than non-guarantor subsidiaries which include Health Choice and the Company’s non-wholly owned subsidiaries.
Summarized condensed consolidating balance sheets at June 30, 2010 and September 30, 2009, condensed consolidating statements of operations for the quarters and nine months ended June 30, 2010 and 2009, and condensed consolidating statements of cash flows for the nine months ended June 30, 2010 and 2009, for the Company, segregating the parent company issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, are found below. Prior year amounts have been reclassified to conform to the current year presentation.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Balance Sheet (unaudited)
June 30, 2010
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$129,963	$197	$—	$130,160
Accounts receivable, net	—	89,781	131,546	—	221,327
Inventories	—	23,351	30,125	—	53,476
Deferred income taxes	11,130	—	—	—	11,130
Prepaid expenses and other current assets	—	18,374	103,005	—	121,379

Total current assets	11,130	261,469	264,873	—	537,472

Property and equipment, net	—	349,340	631,457	—	980,797
Intercompany	—	(214,143)	214,143	—	—
Net investment in and advances to subsidiaries	1,799,503	—	—	(1,799,503)	—
Goodwill	17,331	67,445	633,144	—	717,920
Other intangible assets, net	—	—	27,750	—	27,750
Other assets, net	12,825	18,224	4,473	—	35,522

Total assets	$1,840,789	$482,335	$1,775,840	$(1,799,503)	$2,299,461

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$32,769	$39,052	$—	$71,821
Salaries and benefits payable	—	23,278	22,091	—	45,369
Accrued interest payable	2,128	(3,223)	3,223	—	2,128
Medical claims payable	—	—	110,556	—	110,556
Other accrued expenses and other current liabilities	—	34,457	50,932	—	85,389
Current portion of long-term debt and capital lease obligations	5,890	815	20,274	(20,274)	6,705

Total current liabilities	8,018	88,096	246,128	(20,274)	321,968

Long-term debt and capital lease obligations	1,040,843	5,637	552,400	(552,400)	1,046,480
Deferred income taxes	103,352	—	—	—	103,352
Other long-term liabilities	—	55,575	637	—	56,212

Total liabilities	1,152,213	149,308	799,165	(572,674)	1,528,012

Non-controlling interests with redemption rights	—	72,527	—	—	72,527

Equity:
Member’s equity	688,576	250,154	976,675	(1,226,829)	688,576
Non-controlling interests	—	10,346	—	—	10,346

Total equity	688,576	260,500	976,675	(1,226,829)	698,922

Total liabilities and equity	$1,840,789	$482,335	$1,775,840	$(1,799,503)	$2,299,461

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Balance Sheet (unaudited)
September 30, 2009
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$206,331	$197	$—	$206,528
Accounts receivable, net	—	90,883	139,315	—	230,198
Inventories	—	22,405	28,087	—	50,492
Deferred income taxes	39,038	—	—	—	39,038
Prepaid expenses and other current assets	—	15,521	33,932	—	49,453

Total current assets	39,038	335,140	201,531	—	575,709

Property and equipment, net	—	347,657	649,696	—	997,353
Intercompany	—	(243,956)	243,956	—	—
Net investment in and advances to subsidiaries	1,851,008	—	—	(1,851,008)	—
Goodwill	17,331	67,445	633,144	—	717,920
Other intangible assets, net	—	—	30,000	—	30,000
Other assets, net	15,182	16,780	4,260	—	36,222

Total assets	$1,922,559	$523,066	$1,762,587	$(1,851,008)	$2,357,204

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$25,269	$43,283	$—	$68,552
Salaries and benefits payable	—	25,008	17,540	—	42,548
Accrued interest payable	12,511	(3,239)	3,239	—	12,511
Medical claims payable	—	—	113,519	—	113,519
Other accrued expenses and other current liabilities	—	39,559	26,142	—	65,701
Current portion of long-term debt and capital lease obligations	7,431	935	20,614	(20,614)	8,366

Total current liabilities	19,942	87,532	224,337	(20,614)	311,197

Long-term debt and capital lease obligations	1,045,260	6,211	566,980	(566,980)	1,051,471
Deferred income taxes	106,425	—	—	—	106,425
Other long-term liabilities	—	53,577	645	—	54,222

Total liabilities	1,171,627	147,320	791,962	(587,594)	1,523,315

Non-controlling interests with redemption rights	—	72,527	—	—	72,527

Equity:
Member’s equity	750,932	292,789	970,625	(1,263,414)	750,932
Non-controlling interests	—	10,430	—	—	10,430

Total equity	750,932	303,219	970,625	(1,263,414)	761,362

Total liabilities and equity	$1,922,559	$523,066	$1,762,587	$(1,851,008)	$2,357,204

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
For the Quarter Ended June 30, 2010 (unaudited)
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue
Acute care revenue	$—	$170,905	$269,625	$(2,319)	$438,211
Premium revenue	—	—	199,777	—	199,777

Total net revenue	—	170,905	469,402	(2,319)	637,988

Costs and expenses
Salaries and benefits	—	86,937	83,098	—	170,035
Supplies	—	27,907	38,426	—	66,333
Medical claims	—	—	174,350	(2,319)	172,031
Other operating expenses	—	29,185	64,394	—	93,579
Provision for bad debts	—	21,589	27,827	—	49,416
Rentals and leases	—	4,268	5,799	—	10,067
Interest expense, net	16,711	—	10,507	(10,507)	16,711
Depreciation and amortization	—	10,271	13,736	—	24,007
Management fees	1,250	(5,759)	5,759	—	1,250
Equity in earnings of affiliates	(39,249)	—	—	39,249	—

Total costs and expenses	(21,288)	174,398	423,896	26,423	603,429

Earnings (loss) from continuing operations before loss on disposal of assets and income taxes	21,288	(3,493)	45,506	(28,742)	34,559
Loss on disposal of assets, net	—	(31)	(118)	—	(149)

Earnings (loss) from continuing operations before income taxes	21,288	(3,524)	45,388	(28,742)	34,410
Income tax expense	12,683	—	—	—	12,683

Net earnings (loss) from continuing operations	8,605	(3,524)	45,388	(28,742)	21,727
Earnings (loss) from discontinued operations, net of income taxes	229	(608)	(5)	—	(384)

Net earnings (loss)	8,834	(4,132)	45,383	(28,742)	21,343
Net earnings attributable to non-controlling interests	—	(2,002)	—	—	(2,002)

Net earnings (loss) attributable to IASIS Healthcare LLC	$8,834	$(6,134)	$45,383	$(28,742)	$19,341

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
For the Quarter Ended June 30, 2009 (unaudited)
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue
Acute care revenue	$—	$162,850	$257,572	$(2,542)	$417,880
Premium revenue	—	—	183,738	—	183,738

Total net revenue	—	162,850	441,310	(2,542)	601,618

Costs and expenses
Salaries and benefits	—	81,176	83,703	—	164,879
Supplies	—	26,629	37,321	—	63,950
Medical claims	—	—	161,461	(2,542)	158,919
Other operating expenses	—	31,174	48,534	—	79,708
Provision for bad debts	—	22,557	23,037	—	45,594
Rentals and leases	—	3,925	6,083	—	10,008
Interest expense, net	16,334	—	9,464	(9,464)	16,334
Depreciation and amortization	—	10,064	14,153	—	24,217
Management fees	1,250	(5,531)	5,531	—	1,250
Equity in earnings of affiliates	(41,599)	—	—	41,599	—

Total costs and expenses	(24,015)	169,994	389,287	29,593	564,859

Earnings (loss) from continuing operations before gain (loss) on disposal of assets and income taxes	24,015	(7,144)	52,023	(32,135)	36,759
Gain (loss) on disposal of assets, net	—	187	(3)	—	184

Earnings (loss) from continuing operations before income taxes	24,015	(6,957)	52,020	(32,135)	36,943
Income tax expense	12,650	—	1,065	—	13,715

Net earnings (loss) from continuing operations	11,365	(6,957)	50,955	(32,135)	23,228
Earnings (loss) from discontinued operations, net of income taxes	(100)	253	14	—	167

Net earnings (loss)	11,265	(6,704)	50,969	(32,135)	23,395
Net earnings attributable to non-controlling interests	—	(2,666)	—	—	(2,666)

Net earnings (loss) attributable to IASIS Healthcare LLC	$11,265	$(9,370)	$50,969	$(32,135)	$20,729

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
For the Nine Months Ended June 30, 2010 (unaudited)
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue
Acute care revenue	$—	$517,001	$791,775	$(8,331)	$1,300,445
Premium revenue	—	—	591,022	—	591,022

Total net revenue	—	517,001	1,382,797	(8,331)	1,891,467

Costs and expenses
Salaries and benefits	—	261,713	252,975	—	514,688
Supplies	—	84,049	116,118	—	200,167
Medical claims	—	—	519,023	(8,331)	510,692
Other operating expenses	—	86,414	180,440	—	266,854
Provision for bad debts	—	65,352	77,549	—	142,901
Rentals and leases	—	12,750	17,737	—	30,487
Interest expense, net	50,065	—	30,886	(30,886)	50,065
Depreciation and amortization	—	30,129	41,780	—	71,909
Management fees	3,750	(17,075)	17,075	—	3,750
Equity in earnings of affiliates	(116,035)	—	—	116,035	—

Total costs and expenses	(62,220)	523,332	1,253,583	76,818	1,791,513

Earnings (loss) from continuing operations before gain (loss) on disposal of assets and income taxes	62,220	(6,331)	129,214	(85,149)	99,954
Gain (loss) on disposal of assets, net	—	28	(234)	—	(206)

Earnings (loss) from continuing operations before income taxes	62,220	(6,303)	128,980	(85,149)	99,748
Income tax expense	36,544	—	—	—	36,544

Net earnings (loss) from continuing operations	25,676	(6,303)	128,980	(85,149)	63,204
Earnings (loss) from discontinued operations, net of income taxes	216	(571)	(8)	—	(363)

Net earnings (loss)	25,892	(6,874)	128,972	(85,149)	62,841
Net earnings attributable to non-controlling interests	—	(6,063)	—	—	(6,063)

Net earnings (loss) attributable to IASIS Healthcare LLC	$25,892	$(12,937)	$128,972	$(85,149)	$56,778

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
For the Nine Months Ended June 30, 2009 (unaudited)
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue
Acute care revenue	$—	$488,285	$755,772	$(6,551)	$1,237,506
Premium revenue	—	—	504,410	—	504,410

Total net revenue	—	488,285	1,260,182	(6,551)	1,741,916

Costs and expenses
Salaries and benefits	—	246,364	249,023	—	495,387
Supplies	—	78,200	109,329	—	187,529
Medical claims	—	—	429,070	(6,551)	422,519
Other operating expenses	—	86,769	150,242	—	237,011
Provision for bad debts	—	68,297	69,595	—	137,892
Rentals and leases	—	11,942	17,279	—	29,221
Interest expense, net	51,129	—	33,237	(33,237)	51,129
Depreciation and amortization	—	31,827	41,682	—	73,509
Management fees	3,750	(16,267)	16,267	—	3,750
Hurricane-related property damage	—	—	938	—	938
Equity in earnings of affiliates	(117,334)	—	—	117,334	—

Total costs and expenses	(62,455)	507,132	1,116,662	77,546	1,638,885

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	62,455	(18,847)	143,520	(84,097)	103,031
Gain on disposal of assets, net	—	1,479	18	—	1,497

Earnings (loss) from continuing operations before income taxes	62,455	(17,368)	143,538	(84,097)	104,528
Income tax expense	37,910	—	1,065	—	38,975

Net earnings (loss) from continuing operations	24,545	(17,368)	142,473	(84,097)	65,553
Earnings (loss) from discontinued operations, net of income taxes	198	(561)	30	—	(333)

Net earnings (loss)	24,743	(17,929)	142,503	(84,097)	65,220
Net earnings attributable to non-controlling interests	—	(7,240)	—	—	(7,240)

Net earnings (loss) attributable to IASIS Healthcare LLC	$24,743	$(25,169)	$142,503	$(84,097)	$57,980

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended June 30, 2010 (unaudited)
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net earnings (loss)	$25,892	$(6,874)	$128,972	$(85,149)	$62,841
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	30,129	41,780	—	71,909
Amortization of loan costs	2,356	—	—	—	2,356
Stock compensation costs	2,367	—	—	—	2,367
Deferred income taxes	23,839	—	—	—	23,839
Income tax benefit from stock compensation	(1,770)	—	—	—	(1,770)
Income tax benefit from parent company interest	4,989	—	—	—	4,989
Loss (gain) on disposal of assets, net	—	(28)	234	—	206
Loss (earnings) from discontinued operations	(216)	571	8	—	363
Equity in earnings of affiliates	(116,035)	—	—	116,035	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	—	1,385	7,769	—	9,154
Inventories, prepaid expenses and other current assets	—	(3,798)	(71,111)	—	(74,909)
Accounts payable, other accrued expenses and other accrued liabilities	(8,613)	13,557	8,193	—	13,137

Net cash provided by (used in) operating activities — continuing operations	(67,191)	34,942	115,845	30,886	114,482
Net cash used in operating activities — discontinued operations	(216)	(351)	—	—	(567)

Net cash provided by (used in) operating activities	(67,407)	34,591	115,845	30,886	113,915

Cash flows from investing activities
Purchases of property and equipment, net	—	(31,626)	(21,839)	—	(53,465)
Proceeds from sale of assets	—	19	31	—	50
Change in other assets, net	—	1,960	(104)	—	1,856

Net cash used in investing activities	—	(29,647)	(21,912)	—	(51,559)

Cash flows from financing activities
Payment of debt and capital lease obligations	(6,079)	—	(693)	—	(6,772)
Distribution to parent company in connection with the repurchase of equity, net	(124,962)	—	—	—	(124,962)
Distributions to non-controlling interests	—	(179)	(6,742)	—	(6,921)
Costs paid for repurchase of partnership interests, net	—	(69)	—	—	(69)
Change in intercompany balances with affiliates, net	198,448	(81,064)	(86,498)	(30,886)	—

Net cash provided by (used in) financing activities	67,407	(81,312)	(93,933)	(30,886)	(138,724)

Change in cash and cash equivalents	—	(76,368)	—	—	(76,368)
Cash and cash equivalents at beginning of period	—	206,331	197	—	206,528

Cash and cash equivalents at end of period	$—	$129,963	$197	$—	$130,160

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended June 30, 2009 (unaudited)
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net earnings (loss)	$24,743	$(17,929)	$142,503	$(84,097)	$65,220
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	31,827	41,682	—	73,509
Amortization of loan costs	2,257	—	—	—	2,257
Stock compensation costs	420	—	—	—	420
Deferred income taxes	11,792	—	—	—	11,792
Gain on disposal of assets, net	—	(1,479)	(18)	—	(1,497)
Loss (earnings) from discontinued operations	(198)	561	(30)	—	333
Hurricane-related property damage	—	—	938	—	938
Equity in earnings of affiliates	(117,334)	—	—	117,334	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	—	4,724	(23,578)	—	(18,854)
Inventories, prepaid expenses and other current assets	—	(505)	(1,986)	—	(2,491)
Accounts payable, other accrued expenses and other accrued liabilities	(10,346)	42,896	6,681	—	39,231

Net cash provided by (used in) operating activities — continuing operations	(88,666)	60,095	166,192	33,237	170,858
Net cash provided by (used in) operating activities — discontinued operations	(198)	1,905	(159)	—	1,548

Net cash provided by (used in) operating activities	(88,864)	62,000	166,033	33,237	172,406

Cash flows from investing activities
Purchases of property and equipment, net	—	(18,835)	(47,773)	—	(66,608)
Cash paid for acquisition, net	—	(1,521)	—	—	(1,521)
Proceeds from sale of assets	—	3,007	2,233	—	5,240
Change in other assets, net	—	(173)	2,005	—	1,832

Net cash used in investing activities — continuing operations	—	(17,522)	(43,535)	—	(61,057)
Net cash provided by investing activities — discontinued operations	—	10	—	—	10

Net cash used in investing activities	—	(17,512)	(43,535)	—	(61,047)

Cash flows from financing activities
Payment of debt and capital lease obligations	(52,813)	125	(984)	—	(53,672)
Distributions to non-controlling interests	—	—	(4,721)	—	(4,721)
Costs paid for repurchase of partnership interests, net	—	(1,379)	—	—	(1,379)
Change in intercompany balances with affiliates, net	141,677	8,508	(116,948)	(33,237)	—

Net cash provided by (used in) financing activities	88,864	7,254	(122,653)	(33,237)	(59,772)

Change in cash and cash equivalents	—	51,742	(155)	—	51,587
Cash and cash equivalents at beginning of period	—	80,336	402	—	80,738

Cash and cash equivalents at end of period	$—	$132,078	$247	$—	$132,325

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements, the notes to our unaudited condensed consolidated financial statements and the other financial information appearing elsewhere in this report. Data for the quarters and nine months ended June 30, 2010 and 2009, has been derived from our unaudited condensed consolidated financial statements. References herein to “we,” “our” and “us” are to IASIS Healthcare LLC and its subsidiaries.
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
EXECUTIVE OVERVIEW
We are a leading owner and operator of medium-sized acute care hospitals in high-growth urban and suburban markets. We operate our hospitals with a strong community focus by offering and developing healthcare services targeted to the needs of the markets we serve, promoting strong relationships with physicians and working with local managed care plans. At June 30, 2010, we owned or leased 15 acute care hospital facilities and one behavioral health hospital facility, with a total of 2,886 beds in service, located in six regions:
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
The Health Reform Law will decrease the number of uninsured individuals by expanding coverage through a combination of public program expansion and private sector health insurance reforms. The Health Reform Law expands eligibility under existing Medicaid programs by requiring states to expand Medicaid coverage to all individuals under age 65 with incomes up to 133% of the federal poverty level no later than January 2014, and subsidizes states that create non-Medicaid plans for residents with incomes between 133% and 200% of the federal poverty level. The Health Reform Law also requires states to establish health insurance exchanges to facilitate the purchase of health insurance by individuals and small employers, and further, imposes financial penalties on individuals who fail to carry health insurance coverage and certain employers that do not provide health insurance coverage. The Health Reform Law establishes a number of health insurance market reforms, including a ban on lifetime limits and pre-existing condition exclusions, new benefit mandates, and increased dependent coverage.
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
Revenue and Volume Trends
Net revenue for the quarter ended June 30, 2010, increased 6.0% to $638.0 million, compared to $601.6 million in the prior year quarter. Net revenue for the nine months ended June 30, 2010, increased 8.6% to $1.9 billion, compared to $1.7 billion in the prior year period. Net revenue is comprised of acute care and premium revenue. Acute care revenue contributed $20.3 million and $62.9 million to the increase in total net revenue for the quarter and nine months ended June 30, 2010, respectively, while premium revenue at Health Choice contributed $16.0 million and $86.6 million for the same periods, respectively.
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
Certain of our acute care hospitals receive supplemental Medicaid reimbursement, including reimbursement from programs for participating private hospitals that enter into indigent care affiliation agreements with public hospitals or county governments in the state of Texas. Under the CMS approved programs, affiliated hospitals, including our Texas hospitals, have expanded the community healthcare safety net by providing indigent healthcare services. Participation in indigent care affiliation agreements by our Texas hospitals has resulted in an increase in acute care revenue by virtue of the hospitals’ entitlement to supplemental Medicaid inpatient reimbursement. Revenue recognized under these Texas private supplemental Medicaid reimbursement programs for the quarter and nine months ended June 30, 2010, was $22.4 million and $60.1 million, respectively, compared to $13.6 million and $42.2 million, respectively, in each of the same prior year periods. It is unclear whether our revenues from these programs will be adversely affected as the provisions of the Health Reform Law are implemented.

Admissions decreased 1.0% and increased 1.4% for the quarter and nine months ended June 30, 2010, respectively, compared to the same prior year periods. Adjusted admissions decreased 0.3% and increased 0.8%, for the quarter and nine months ended June 30, 2010, respectively, compared to the same prior year periods. Our volume has been negatively impacted, in part, by an overall decline in obstetric related services, resulting from the impact of the current economic environment, and the closures of our neonatal intensive care unit on October 1, 2009, and our obstetrics service line on January 1, 2010, at our North Las Vegas hospital. Excluding these service line closures, admissions increased 1.4% and 3.3% for the quarter and nine months ended June 30, 2010, respectively, compared to the same prior year periods, while adjusted admissions increased 2.1% and 2.7% for the quarter and nine months ended June 30, 2010, respectively, compared to the same prior year periods. These volume improvements have been driven primarily by growth in our inpatient surgeries, as well as general medicine and psychiatric services.
While we have experienced growth in our inpatient service lines, we believe that outpatient volumes continue to be negatively impacted, in part, by the effect of the economic climate in our markets, including the impact of high unemployment and patient decisions to defer or cancel elective procedures, general primary care and other non-emergent healthcare procedures until their conditions become more acute. The deferral of non-emergent procedures has also been facilitated by an increase in the number of high deductible employer sponsored health plans, which ultimately shift more of the medical cost responsibility onto the patient. As a result, these factors have contributed to declines in both emergency room visits and outpatient surgeries.
We believe our volumes over the long-term will continue to grow as a result of our business strategies, including the strategic deployment of capital, the expansion of our physician base and the general aging of the population.
The following table provides the sources of our gross patient revenue by payor for the quarters and nine months ended June 30, 2010 and 2009.

	Quarter Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Medicare	30.9%	30.2%	31.4%	31.6%
Managed Medicare	12.7%	11.8%	12.3%	11.6%
Medicaid	8.5%	8.3%	8.3%	8.1%
Managed Medicaid	12.2%	10.8%	12.2%	10.6%
Managed care and other	30.3%	34.0%	30.8%	33.2%
Self-pay	5.4%	4.9%	5.0%	4.9%

Total	100.0%	100.0%	100.0%	100.0%

Consistent with industry trends, we are currently experiencing a shift in our patient volumes and revenue from commercial and managed care payors to Medicaid and managed Medicaid. Given the high rate of unemployment and its impact on the economy, particularly in the markets we serve, we expect the increase in our Medicaid and managed Medicaid payor mixes to continue until the U.S. economy experiences an economic recovery that includes job growth and declining unemployment. Additionally, the decline in outpatient related volumes, the majority of which are typically comprised of commercial and managed care patients, has contributed to the decline in our managed care revenue mix.
Net patient revenue per adjusted admission increased 5.5% and 4.6% for the quarter and nine months ended June 30, 2010, respectively, compared to the same prior year periods. Our net patient revenue per adjusted admission has benefitted, in part, from an overall decline in obstetric related services, which was particularly impacted by the service line closures at our North Las Vegas hospital, as well as continued increases in managed care rates, additional supplemental Medicaid reimbursement associated with our Texas market, and growth in physician practice revenue as we continue to invest in our physician employment strategy. While our net patient revenue per adjusted admission continues to increase, the impact of high unemployment and other industry pressures, including but not limited to the shift in our payor mix from commercial and managed care payors to more Medicaid and managed Medicaid, both of which typically result in lower reimbursement on a per adjusted admission basis, have contributed to moderating rates of pricing growth. Additionally, the impact of state budgetary issues on Medicaid funding, which has resulted in rate freezes and in some cases rate cuts to providers, has caused a decline in pricing related to Medicaid and managed Medicaid volumes, which is compounded by the impact of increasing Medicaid utilization. As states continue working through their budgetary issues, any additional cuts to Medicaid funding would negatively impact our future pricing.

The Health Reform Law provides for annual decreases to the market basket updates used to adjust Medicare reimbursement rates for hospital services, including a 0.25% reduction to the market basket for 2010 for discharges occurring on or after April 1, 2010. The Health Reform Law also provides for the following reductions to the market basket update for each of the following federal fiscal years: 0.25% in 2011, 0.1% in 2012 and 2013, 0.3% in 2014, 0.2% in 2015 and 2016, and 0.75% in 2017, 2018, and 2019. For federal fiscal year 2012 and each subsequent federal fiscal year, the Health Reform Law provides for the annual market basket update to be further reduced by a productivity adjustment, based on nationwide productivity gains over the preceding 10 years. CMS estimates that the combined market basket and productivity adjustments will reduce Medicare payments under the inpatient prospective payment system by $112.6 billion from 2010 to 2019.
For federal fiscal year 2010, CMS provided a 2.1% market basket update to the Medicare severity diagnosis-related group (“MS-DRG”) rate for hospitals that submit certain quality patient care indicators. However, as required by the Health Reform Law, CMS reduced the federal fiscal year 2010 market basket increase applicable to discharges occurring on or after April 1, 2010, by 0.25% to 1.85%.
On July 30, 2010, CMS issued a final rule updating the MS-DRG rate for the federal fiscal year 2011 hospital inpatient prospective payment system by 2.35%, which includes a market basket increase of 2.6% and, as required by the Health Reform Law, a reduction of 0.25%. In addition, CMS has finalized a documentation and coding adjustment of negative 2.9% in federal fiscal year 2011 to account for changes in payments unrelated to changes in patient case mix in federal fiscal years 2008 and 2009. This reduction represents one-half of the documentation and coding adjustment required to recover the increase in aggregate payments made in 2008 and 2009 during implementation of the MS-DRG system. CMS plans to recover the remaining 2.9% and interest in federal fiscal year 2012. When these adjustments are combined, hospitals will face a net reduction of 0.55% in payments for inpatient services in federal fiscal year 2011. Those hospitals that do not submit certain quality patient care indicators in federal fiscal year 2010 will receive an additional 2.0% reduction in federal fiscal year 2011. CMS has also announced that an additional prospective and permanent downward adjustment of 3.9% will be needed to avoid increased Medicare spending unrelated to patient severity of illness. CMS is not implementing this additional 3.9% reduction at this time, but has stated that it will be required in the future.
In some cases, commercial third-party payors and other payors such as some state Medicaid programs rely on all or portions of the MS-DRG system to determine payment rates; therefore, adjustments that negatively impact Medicare payments may also negatively impact payments from these other payors.
Premium Revenue
Premium revenue generated under the AHCCCS and CMS contracts with Health Choice represented 31.3% and 31.2% of our consolidated net revenue for the quarter and nine months ended June 30, 2010, respectively, compared to 30.5% and 29.0%, respectively, in the same prior year periods. Most premium revenue at Health Choice is derived through a contract with AHCCCS to provide specified health services to qualified Medicaid enrollees through contracted providers. AHCCCS is the state agency that administers Arizona’s Medicaid program. The contract requires Health Choice to arrange for healthcare services for enrolled Medicaid patients in exchange for fixed monthly premiums, based upon negotiated per capita member rates, and supplemental payments from AHCCCS. Health Choice also contracts with CMS to provide coverage as a Medicare Advantage Prescription Drug (“MAPD”) Special Needs Plan (“SNP”). This contract allows Health Choice to offer Medicare and Part D drug benefit coverage to new and existing dual-eligible members (i.e., those that are eligible for Medicare and Medicaid). Under current law, CMS’ authority to designate SNPs has been extended through December 31, 2013. Additionally, effective for this 2010 plan year, SNPs are required to meet additional CMS requirements, including requirements relating to model of care, cost-sharing, disclosure of information, and reporting of quality measures.

The Health Reform Law imposes significant funding cuts on managed Medicare plans by freezing rates for 2011 at the 2010 levels and reducing payments by approximately $132.0 billion to $145.0 billion over ten years, with fee adjustments based on service benchmarks and quality rankings.
As a result of increasing enrollment in the state program, primarily attributable to the impact of high unemployment, Health Choice’s enrollment through its AHCCCS contract at June 30, 2010, exceeded 199,000 members, compared to over 187,000 members at September 30, 2009 and over 181,000 members at June 30, 2009. This increased enrollment experienced by Health Choice has been the primary driver behind the growth in premium revenue during the recent quarters. We anticipate that enrollment levels will continue to be directly impacted by the health of the economy in the state of Arizona.
Premiums received from AHCCCS and CMS to provide services to our members, which have been declining on a per member per month basis, will be further affected by the significant budgetary concerns that continue to face the state of Arizona. As Arizona continues working to eliminate its budget deficit, its recently enacted budget for fiscal year 2011 includes additional reimbursement cuts, including elimination of Medicaid coverage for some services and a cut of up to 5% for all Medicaid providers. In an effort to relieve some of the pressure, on May 18, 2010, voters passed a sales tax referendum that would temporarily raise money at the state level to help fund these budgetary shortfalls. In addition, the state of Arizona has considered budget components that would eliminate Arizona’s State Children’s Health Insurance Program (“SCHIP”), and Medicaid coverage for approximately 310,000 childless adults. However, as a result of the Health Reform Law, which requires states to maintain their Medicaid and SCHIP eligibility levels in place as of March 23, 2010, the state has not pursued these options further, as it would currently result in the loss of federal Medicaid funding. Despite the efforts by state officials and voters, the state legislature may have to consider additional cuts to Medicaid funding beyond the initial 5% that is planned for fiscal 2011, as a result of the impact of the Health Reform Law and the uncertainty surrounding the impact of the recent extension of the federal medical assistance percentage (“FMAP”), which was originally implemented in 2009 by the American Recovery and Reinvestment Act (“ARRA”). Depending upon member mix, we generally believe Health Choice could continue to experience a decline in rates received on a per member per month basis, which may negatively impact our premium revenue over the near-term.
Significant Industry Trends
The following sections discuss recent trends that we believe are significant factors in our current and/or future operating results and cash flows. Certain of these trends apply to the entire acute care hospital industry, while others may apply to us more specifically. These trends could be short-term in nature or could require long-term attention and resources. While these trends may involve certain factors that are outside of our control, the extent to which these trends affect our hospitals and our ability to manage the impact, if any, of these trends play vital roles in our current and future success. In many cases, we are unable to predict what impact these trends will have on us.
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

Medicare requires providers to report certain quality measures in order to receive full reimbursement increases that previously were awarded automatically. CMS has expanded, through a series of rulemakings, the number of patient care indicators that hospitals must report. CMS currently requires hospitals to report 46 quality measures in order to qualify for the full market basket update to the inpatient prospective payment system for fiscal year 2011 and will require hospitals to report 55 quality measures to qualify for the full market basket update for fiscal year 2012. CMS will require hospitals to report 57 quality measures in fiscal year 2011 to receive the full market basket update for fiscal year 2013. CMS also requires hospitals to submit quality data regarding eleven measures relating to outpatient care in order to receive the full market basket increase under the outpatient prospective payment system in calendar year 2011. In order to receive the full market basket update for calendar year 2012, CMS has proposed increasing the number of outpatient quality measures that must be reported to 17. We anticipate that CMS will continue to expand the number of inpatient and outpatient quality measures. We have invested significant capital and resources in the implementation of our advanced clinical system that assists us in monitoring and reporting these quality measures. CMS makes the data submitted by hospitals, including our hospitals, public on its website.
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

We experience certain risks associated with the integration of medical staffs at our hospitals. As we continue to focus on our physician employment strategy, we face significant competition for skilled physicians in certain of our markets as more hospital providers adopt a physician staffing model approach, coupled with a general shortage of physicians across most specialties. This increased competition has resulted in efforts by managed care organizations to align with certain provider networks in the markets in which we operate. For the nine months ended June 30, 2010, we have experienced a 32.2% increase in our employed physician base. We expect that employing physicians should provide relief on cost pressures associated with on-call coverage and other professional fees. However, we anticipate incurring additional labor and other start-up related costs as we continue the integration of employed physicians.
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
Uncompensated Care
Like others in the hospital industry, we continue to experience high levels of uncompensated care, including charity care and bad debts. These elevated levels are driven by the number of uninsured patients seeking care at our hospitals, increasing healthcare costs and other factors beyond our control, such as increases in the amount of co-payments and deductibles as employers continue to pass more of these costs on to their employees. In addition, as a result of high unemployment and its impact on the economy, we believe that our hospitals may continue to experience high levels of or possibly growth in bad debts and charity care. During the quarter and nine months ended June 30, 2010, our uncompensated care as a percentage of acute care revenue was 13.3% and 12.8%, respectively, compared to 12.8% and 13.0% in the same prior year periods.
We continue to monitor our self-pay admissions on a daily basis and continue to focus on the efficiency of our emergency rooms, point-of-service cash collections, Medicaid eligibility automation and process-flow improvements. While the volume of patients registered as uninsured remains high, we continue to be successful in qualifying many of these uninsured patients for Medicaid or other third-party coverage, which has helped to alleviate some of the pressure created from the growth in our uncompensated care.
Our level of uncompensated care continues to be affected by the volume of under-insured patients or patient balances after insurance. At June 30, 2010, self-pay balances after insurance were $35.0 million, compared to $37.3 million at September 30, 2009, and $35.0 million at June 30, 2009.
We anticipate that if we experience further growth in uninsured volume and revenue over the near-term, along with continued increases in co-payments and deductibles for insured patients, our uncompensated care will increase and our results of operations could be adversely affected.
One purpose of the Health Reform Law is to decrease the number of uninsured individuals, which should reduce our losses associated with providing indigent care. However, since the Health Reform Law will be gradually implemented, with many of the provisions not taking effect until 2014 or later, it is not possible to predict the full impact of the Health Reform Law on our level of uncompensated care, or how soon the impact will be felt.

The percentages of insured and uninsured gross hospital receivables (prior to allowances for contractual adjustments and doubtful accounts) are summarized as follows:

	June 30,	September 30,
	2010	2009
Insured receivables	63.3%	62.0%
Uninsured receivables	36.7%	38.0%

Total	100.0%	100.0%

The percentages in the table above are calculated using gross receivable balances. Uninsured receivables and insured receivables are net of discounts and contractual adjustments recorded at the time of billing. The shift from uninsured to insured receivables reflects improved cash collections on self-pay accounts, as well as our success in qualifying uninsured patients for Medicaid or other third-party coverage. Included in insured receivables are accounts that are pending approval from Medicaid. These receivables were 2.4% and 3.2% of gross hospital receivables at June 30, 2010 and September 30, 2009, respectively.
The percentages of gross hospital receivables in summarized aging categories are as follows:

	June 30,	September 30,
	2010	2009
0 to 90 days	72.6%	69.4%
91 to 180 days	16.8%	18.1%
Over 180 days	10.6%	12.5%

Total	100.0%	100.0%

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

SELECTED OPERATING DATA
The following table sets forth certain unaudited operating data for each of the periods presented.

	Quarter Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Acute Care
Number of acute care hospital facilities at end of period	15	15	15	15
Beds in service at end of period (1)	2,886	2,789	2,886	2,789
Average length of stay (days) (2)	4.8	4.7	4.8	4.7
Occupancy rates (average beds in service)	45.9%	46.2%	46.9%	47.5%
Admissions (3)	24,968	25,229	76,679	75,628
Adjusted admissions (4)	42,655	42,780	127,654	126,615
Patient days (5)	120,515	117,378	369,402	354,332
Adjusted patient days (4)	198,439	191,157	593,277	569,299
Net patient revenue per adjusted admission	$10,197	$9,668	$10,118	$9,671
Outpatient revenue as a % of gross patient revenue	40.7%	39.6%	39.1%	38.8%

Health Choice
Medicaid covered lives	195,183	177,933	195,183	177,933
Dual-eligible lives (6)	4,256	3,580	4,256	3,580
Medical loss ratio (7)	87.3%	87.9%	87.8%	85.1%

(1)	Includes St. Luke’s Behavioral Hospital.

(2)	Represents the average number of days that a patient stayed in our hospitals.

(3)	Represents the total number of patients admitted to our hospitals for stays in excess of 23 hours. Management and investors use this number as a general measure of inpatient volume.

(4)	Adjusted admissions and adjusted patient days are general measures of combined inpatient and outpatient volume. We compute adjusted admissions/patient days by multiplying admissions/patient days by gross patient revenue and then dividing that number by gross inpatient revenue.

(5)	Represents the number of days our beds were occupied by inpatients over the period.

(6)	Represents members eligible for Medicare and Medicaid benefits under Health Choice’s contract with CMS to provide coverage as a MAPD SNP.

(7)	Represents medical claims expense as a percentage of premium revenue, including claims paid to our hospitals.

RESULTS OF OPERATIONS SUMMARY
Consolidated
The following table sets forth, for the periods presented, our results of consolidated operations expressed in dollars and as a percentage of net revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended		Quarter Ended		Nine Months Ended		Nine Months Ended
	June 30, 2010		June 30, 2009		June 30, 2010		June 30, 2009
($ in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage

Net revenue
Acute care revenue	$438,211	68.7%	$417,880	69.5%	$1,300,445	68.8%	$1,237,506	71.0%
Premium revenue	199,777	31.3%	183,738	30.5%	591,022	31.2%	504,410	29.0%

Total net revenue	637,988	100.0%	601,618	100.0%	1,891,467	100.0%	1,741,916	100.0%

Costs and expenses
Salaries and benefits	170,035	26.7%	164,879	27.4%	514,688	27.2%	495,387	28.4%
Supplies	66,333	10.4%	63,950	10.6%	200,167	10.6%	187,529	10.8%
Medical claims	172,031	27.0%	158,919	26.4%	510,692	27.0%	422,519	24.3%
Other operating expenses	93,579	14.7%	79,708	13.3%	266,854	14.1%	237,011	13.6%
Provision for bad debts	49,416	7.7%	45,594	7.6%	142,901	7.6%	137,892	7.9%
Rentals and leases	10,067	1.6%	10,008	1.7%	30,487	1.6%	29,221	1.7%
Interest expense, net	16,711	2.6%	16,334	2.7%	50,065	2.7%	51,129	2.9%
Depreciation and amortization	24,007	3.7%	24,217	4.0%	71,909	3.8%	73,509	4.2%
Management fees	1,250	0.2%	1,250	0.2%	3,750	0.2%	3,750	0.2%
Hurricane-related property damage	—	—	—	—	—	—	938	0.1%

Total costs and expenses	603,429	94.6%	564,859	93.9%	1,791,513	94.8%	1,638,885	94.1%

Earnings from continuing operations before gain (loss) on disposal of assets and income taxes	34,559	5.4%	36,759	6.1%	99,954	5.2%	103,031	5.9%
Gain (loss) on disposal of assets, net	(149)	0.0%	184	0.0%	(206)	0.0%	1,497	0.1%

Earnings from continuing operations before income taxes	34,410	5.4%	36,943	6.1%	99,748	5.2%	104,528	6.0%
Income tax expense	12,683	2.0%	13,715	2.3%	36,544	1.9%	38,975	2.3%

Net earnings from continuing operations	21,727	3.4%	23,228	3.8%	63,204	3.3%	65,553	3.7%
Earnings (loss) from discontinued operations, net of income taxes	(384)	(0.1)%	167	0.0%	(363)	0.0%	(333)	0.0%

Net earnings	21,343	3.3%	23,395	3.8%	62,841	3.3%	65,220	3.7%
Net earnings attributable to non-controlling interests	(2,002)	(0.3)%	(2,666)	(0.4)%	(6,063)	(0.3)%	(7,240)	(0.4)%

Net earnings attributable to IASIS Healthcare LLC	$19,341	3.0%	$20,729	3.4%	$56,778	3.0%	$57,980	3.3%

Acute Care
The following table and discussion sets forth, for the periods presented, the results of our acute care operations expressed in dollars and as a percentage of acute care revenue, prior to elimination of revenue between segments. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended		Quarter Ended		Nine Months Ended		Nine Months Ended
	June 30, 2010		June 30, 2009		June 30, 2010		June 30, 2009
($ in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage

Acute care revenue
Acute care revenue	$438,211	99.5%	$417,880	99.4%	$1,300,445	99.4%	$1,237,506	99.5%
Revenue between segments (1)	2,319	0.5%	2,542	0.6%	8,331	0.6%	6,551	0.5%

Total acute care revenue	440,530	100.0%	420,422	100.0%	1,308,776	100.0%	1,244,057	100.0%

Costs and expenses
Salaries and benefits	165,169	37.5%	159,979	38.1%	500,283	38.2%	480,634	38.6%
Supplies	66,293	15.0%	63,905	15.2%	200,030	15.3%	187,316	15.1%
Other operating expenses	87,451	19.9%	75,876	18.0%	248,380	19.0%	220,272	17.7%
Provision for bad debts	49,416	11.2%	45,594	10.8%	142,901	10.9%	137,892	11.1%
Rentals and leases	9,650	2.2%	9,635	2.3%	29,334	2.2%	28,038	2.2%
Interest expense, net	16,711	3.8%	16,334	3.9%	50,065	3.8%	51,129	4.1%
Depreciation and amortization	23,115	5.2%	23,320	5.6%	69,240	5.3%	70,860	5.7%
Management fees	1,250	0.3%	1,250	0.3%	3,750	0.3%	3,750	0.3%
Hurricane-related property damage	—	—	—	—	—	—	938	0.1%

Total costs and expenses	419,055	95.1%	395,893	94.2%	1,243,983	95.0%	1,180,829	94.9%

Earnings from continuing operations before gain (loss) on disposal of assets and income taxes	21,475	4.9%	24,529	5.8%	64,793	5.0%	63,228	5.1%

Gain (loss) on disposal of assets, net	(149)	0.0%	184	0.0%	(206)	0.0%	1,497	0.1%

Earnings from continuing operations before income taxes	$21,326	4.9%	$24,713	5.8%	$64,587	5.0%	$64,725	5.2%

(1)	Revenue between segments is eliminated in our consolidated results.
Quarters Ended June 30, 2010 and 2009
Acute care revenue — Acute care revenue from our hospital operations for the quarter ended June 30, 2010, was $440.5 million, an increase of $20.1 million or 4.8%, compared to $420.4 million in the prior year quarter. The increase in acute care revenue is due primarily to an increase in net patient revenue per adjusted admission of 5.5%, offset by a 0.3% decrease in adjusted admissions.
Net adjustments to estimated third-party payor settlements, also known as prior year contractuals, resulted in an increase in acute care revenue of $2.2 million and $1.4 million for the quarters ended June 30, 2010 and 2009, respectively.
Salaries and benefits — Salaries and benefits expense from our hospital operations for the quarter ended June 30, 2010, was $165.2 million, or 37.5% of acute care revenue, compared to $160.0 million, or 38.1% of acute care revenue in the prior year quarter. The improvement in our salaries and benefits expense as a percentage of acute care revenue is the result of a 0.6% decline in nursing contract labor as a percentage of acute care revenue, compared to the prior year quarter.
Other operating expenses — Other operating expenses from our hospital operations for the quarter ended June 30, 2010, were $87.5 million, or 19.9% of acute care revenue, compared to $75.9 million, or 18.0% of acute care revenue in the prior year quarter. Included in the current year quarter were increased professional fees associated with our participation in the indigent care affiliation agreements in our Texas market. Excluding the impact of these indigent care affiliation agreements, other operating expenses as a percentage of acute care revenue were 16.9% for the quarter ended June 30, 2010, compared to 16.3% in the prior year quarter. Additionally, we experienced a 0.2% increase in other professional fees, a 0.2% increase in non-income taxes related to state-level provider tax programs and a 0.1% increase in purchased services primarily related to additional information technology costs.
Provision for bad debts — Provision for bad debts from our hospital operations for the quarter ended June 30, 2010, was $49.4 million, or 11.2% of acute care revenue, compared to $45.6 million, or 10.8% of acute care revenue in the prior year quarter. As a result of the current economic environment and the related impact of high unemployment, we experienced an increase in self-pay volume and revenue. Self-pay admissions increased 1.1% in the current quarter, as compared to the prior year quarter, and self-pay admissions as a percentage of total admissions were 5.9%, compared to 5.8% in the prior year quarter.
Nine Months Ended June 30, 2010 and 2009
Acute care revenue — Acute care revenue from our hospital operations for the nine months ended June 30, 2010, was $1.3 billion, an increase of $64.7 million or 5.2%, compared to $1.2 billion in the prior year period. The increase in acute care revenue is comprised of an increase in adjusted admissions of 0.8% and an increase in net patient revenue per adjusted admission of 4.6%.
Net adjustments to estimated third-party payor settlements, also known as prior year contractuals, resulted in an increase in acute care revenue of $4.7 million and $3.5 million for the nine months ended June 30, 2010 and 2009, respectively.

Salaries and benefits — Salaries and benefits expense from our hospital operations for the nine months ended June 30, 2010, was $500.3 million, or 38.2% of acute care revenue, compared to $480.6 million, or 38.6% of acute care revenue in the prior year period. Included in the current year period was $2.0 million of stock compensation expense incurred in connection with the repurchase of certain equity by our parent company. Excluding all stock compensation expense, salaries and benefits expense was 38.0% of acute care revenue for the nine months ended June 30, 2010, compared to 38.6% in the prior year period. During the current year period, we experienced a 0.3% improvement in contract labor as a percentage of acute care revenue, compared to the prior year period. The remaining decline in salaries and benefits expense as a percentage of acute care revenue is the result of improved productivity management leveraged against growth in acute care revenue.
Other operating expenses — Other operating expenses from our hospital operations for the nine months ended June 30, 2010, were $248.4 million, or 19.0% of acute care revenue, compared to $220.3 million, or 17.7% of acute care revenue in the prior year period. Included in the current year period were increased professional fees associated with our participation in the indigent care affiliation agreements in our Texas market. Excluding the impact of these indigent care affiliation agreements, other operating expenses as a percentage of acute care revenue were 16.3% for the nine months ended June 30, 2010, compared to 15.7% in the prior year period. Other operating expenses in the current year period also included a $1.9 million reduction in insurance expense resulting from changes in prior year actuarial estimates associated with our professional and general liability reserves, compared to a $3.2 million reduction in the prior year period. The remaining increase in other operating expenses as a percentage of acute care revenue in the current year period is comprised of an increase in purchased services, primarily associated with additional information technology costs and collection agency fees.
Provision for bad debts — Provision for bad debts from our hospital operations for the nine months ended June 30, 2010, was $142.9 million, or 10.9% of acute care revenue, compared to $137.9 million, or 11.1% of acute care revenue in the prior year period. The decrease in the provision for bad debts as a percentage of acute care revenue reflects our success at qualifying uninsured patients for coverage under Medicaid. As a result of the effects of a significant economic downturn, including the impact of high unemployment and the related increase in the number of individuals eligible for Medicaid or similar programs, we have experienced an increase in the number of patients qualifying for such coverage.
Health Choice
The following table and discussion sets forth, for the periods presented, the results of our Health Choice operations expressed in dollars and as a percentage of premium revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended		Quarter Ended		Nine Months Ended		Nine Months Ended
	June 30, 2010		June 30, 2009		June 30, 2010		June 30, 2009
($ in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage

Premium revenue
Premium revenue	$199,777	100.0%	$183,738	100.0%	$591,022	100.0%	$504,410	100.0%

Costs and expenses
Salaries and benefits	4,866	2.4%	4,900	2.6%	14,405	2.4%	14,753	3.0%
Supplies	40	0.0%	45	0.0%	137	0.0%	213	0.0%
Medical claims (1)	174,350	87.3%	161,461	87.9%	519,023	87.8%	429,070	85.1%
Other operating expenses	6,128	3.1%	3,832	2.1%	18,474	3.2%	16,739	3.3%
Rentals and leases	417	0.2%	373	0.2%	1,153	0.2%	1,183	0.2%
Depreciation and amortization	892	0.5%	897	0.5%	2,669	0.5%	2,649	0.5%

Total costs and expenses	186,693	93.5%	171,508	93.3%	555,861	94.1%	464,607	92.1%

Earnings before income taxes	$13,084	6.5%	$12,230	6.7%	$35,161	5.9%	$39,803	7.9%

(1)	Medical claims paid to our hospitals of $2.3 million and $2.5 million for the quarters ended June 30, 2010 and 2009, respectively, and $8.3 million and $6.6 million for the nine months ended June 30, 2010 and 2009, respectively, are eliminated in our consolidated results.

Quarters Ended June 30, 2010 and 2009
Premium revenue — Premium revenue from Health Choice for the quarter ended June 30, 2010, was $199.8 million, an increase of $16.0 million or 8.7%, compared to $183.7 million in the prior year quarter. The growth in premium revenue was due to a 12.2% increase in Medicaid member months resulting from increased enrollment in the state program, primarily attributable to the impact of high unemployment, partially offset by a 3.5% decline in Medicaid premium revenue on a per member per month basis.
Medical claims — Medical claims expense for the quarter ended June 30, 2010, was $174.4 million, compared to $161.5 million in the prior year quarter. Medical claims expense as a percentage of premium revenue was 87.3% for the quarter ended June 30, 2010, compared to 87.9% in the prior year quarter. The decrease in our medical claims expense as a percentage of premium revenue is primarily due to improvements in utilization, which have helped to reduce costs on a per member per month basis.
Nine Months Ended June 30, 2010 and 2009
Premium revenue — Premium revenue from Health Choice for the nine months ended June 30, 2010, was $591.0 million, an increase of $86.6 million or 17.2%, compared to $504.4 million in the prior year period. The growth in premium revenue was due to a 17.7% increase in Medicaid member months resulting from increased enrollment in the state program, primarily attributable to the impact of high unemployment, as well as slight gains in market share.
Medical claims — Medical claims expense for the nine months ended June 30, 2010, was $519.0 million, compared to $429.1 million in the prior year period. Medical claims expense as a percentage of premium revenue was 87.8% for the nine months ended June 30, 2010, compared to 85.1% in the prior year period. The increase in our medical claims expense as a percentage of premium revenue is primarily the result of an overall increase in medical costs on a per member per month basis, compared to the prior year period, coupled with a 1.3% decline in overall premium revenue on a per member per month basis.
Income Taxes
The following discussion sets forth, for the periods indicated, the impact of income taxes on our consolidated results. Such information has been derived from our unaudited condensed consolidated statements of operations.
Quarters Ended June 30, 2010 and 2009
Income tax expense — Income tax expense for the quarter ended June 30, 2010, resulted in an effective tax rate on earnings from continuing operations of 36.9%, compared to 37.1% in the prior year quarter.
Nine Months Ended June 30, 2010 and 2009
Income tax expense — Income tax expense for the nine months ended June 30, 2010, resulted in an effective tax rate on earnings from continuing operations of 36.6%, compared to 37.3% in the prior year period. The decrease in our effective tax rate is primarily the result of lower valuation allowances, related to subsidiary net operating losses, in the current year period, compared to the prior year period.
LIQUIDITY AND CAPITAL RESOURCES
Overview of Cash Flow Activities for the Nine Months Ended June 30, 2010 and 2009
Our cash flows are summarized as follows (in thousands):

	Nine Months Ended
	June 30,
	2010	2009
Cash flow from operating activities	$113,915	$172,406
Cash flow from investing activities	(51,559)	(61,047)
Cash flow from financing activities	(138,724)	(59,772)
Operating Activities
The decrease in operating cash flows of $58.5 million for the nine months ended June 30, 2010, compared to the prior year period, is attributable to the delayed receipt of Health Choice’s June capitation payment from AHCCCS totaling $64.7 million, in connection with a state-wide effort in Arizona to manage the state’s fiscal budget issues. The capitation payment was subsequently received in July 2010.
At June 30, 2010, we had $215.5 million in net working capital, compared to $264.5 million at September 30, 2009. Net accounts receivable decreased $8.9 million to $221.3 million at June 30, 2010, from $230.2 million at September 30, 2009. Our days revenue in accounts receivable at June 30, 2010, were 45, compared to 48 at September 30, 2009, and 51 at June 30, 2009.

Investing Activities
Capital expenditures for the nine months ended June 30, 2010, were $53.5 million, compared to $66.6 million in the prior year period. During the current year period, we have spent $13.7 million in information technology in an effort to meet the “meaningful use” requirements set forth by the IT stimulus mandate included in the ARRA. Included in the prior year period was $23.4 million related to the construction of our two patient tower projects in our Utah market, which were completed during fiscal 2009.
Financing Activities
During the nine months ended June 30, 2010, we distributed $125.0 million, net of a $1.8 million income tax benefit, to IASIS Healthcare Corporation (“IAS”), our parent company, to fund the repurchase of certain shares of its outstanding preferred stock and cancel certain vested rollover options to purchase its common stock. The holder of the IAS preferred stock is represented by an investor group led by TPG, JLL Partners and Trimaran Fund Management. The repurchase of preferred stock, which included accrued and outstanding dividends, and the cancellation of rollover options were funded by our excess cash on hand. The cancellation of the rollover options, which were associated with our 2004 recapitalization, resulted in the recognition of $2.0 million in stock compensation expense during the nine months ended June 30, 2010.
During the nine months ended June 30, 2010, pursuant to the terms of our senior secured credit facilities, we made net payments of $4.4 million, compared to $52.2 million in the prior year period, which included the repayment of $47.8 million outstanding under our revolving credit facility. Additionally, we made payments totaling $2.4 million on capital leases and other debt obligations during the nine months ended June 30, 2010, compared to $1.5 million in the prior year period.
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
The senior secured credit facilities contain certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The senior secured credit facilities agreement contains a customary restricted payments covenant, which, among others restrictions, limits the amount of dividends or other cash payments to IAS. As of June 30, 2010, we have $183.0 million available to expend free of any such restrictions pursuant to the restricted payment basket provisions set forth in this covenant.

At June 30, 2010, amounts outstanding under our senior secured credit facilities consisted of a $424.7 million term loan and a $147.0 million delayed draw term loan. In addition, we had $39.9 million and $36.2 million in letters of credit outstanding under the synthetic letter of credit facility and the revolving credit facility, respectively. The weighted average interest rate of outstanding borrowings under the senior secured credit facilities was 3.4% and 3.3% for the quarter and nine months ended June 30, 2010, respectively.
$475.0 Million 8 3/4% Senior Subordinated Notes Due 2014
We and our wholly-owned subsidiary, IASIS Capital Corporation, a holding company with no assets or operations, as issuers, have outstanding $475.0 million aggregate principal amount of 8 3/4% notes. Our 8 3/4% notes are general unsecured senior subordinated obligations of the issuers, are subordinated in right of payment to our existing and future senior debt, are pari passu in right of payment with any of our future senior subordinated debt and are senior in right of payment to any of our future subordinated debt. Our existing domestic subsidiaries, other than certain non-guarantor subsidiaries, which include Health Choice and our non-wholly owned subsidiaries, are guarantors of our 8 3/4% notes. Our 8 3/4% notes are effectively subordinated to all of the issuers’ and the guarantors’ secured debt to the extent of the value of the assets securing the debt and are structurally subordinated to all liabilities and commitments (including trade payables and capital lease obligations) of our subsidiaries that are not guarantors of our 8 3/4% notes. Our 8 3/4% notes require semi-annual interest payments in June and December. The indenture related to the 8 3/4% notes contains a customary restricted payments covenant, which, among others restrictions, limits the amount of dividends or other cash payments to IAS, including payments to fund the interest on the Holdings Senior Paid-in-Kind (“PIK”) Loans, which becomes cash-pay in June 2012. As of June 30, 2010, we have $99.0 million available to expend free of any such restrictions pursuant to the restricted payment basket provisions set forth in this covenant.
Holdings Senior PIK Loans
IAS has outstanding Senior PIK Loans, which mature June 15, 2014. Proceeds were used to repurchase certain preferred equity from the stockholders of IAS. The Senior PIK Loans bear interest at an annual rate equal to LIBOR plus 5.25%. The Senior PIK Loans rank behind our existing debt and will convert to cash-pay in June 2012, at which time all accrued interest becomes payable. At June 30, 2010, the outstanding balance of the Senior PIK Loans was $384.2 million, which includes $84.2 million of interest that has accrued to the principal of these loans since the date of issuance, and is recorded in the financial statements of IAS. The credit agreement related to the Senior PIK Loans includes a restricted payments covenant, which, among other restrictions, limits the amount of dividends that can be paid to the stockholders of IAS. As of June 30, 2010, we have $35.0 million available to expend free of any such restrictions pursuant to the restricted payment basket provisions set forth in this covenant.
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
As of June 30, 2010, we provided a performance guaranty in the form of letters of credit totaling $43.2 million for the benefit of AHCCCS to support our obligations under the Health Choice contract to provide and pay for healthcare services. The amount of the performance guaranty is based in part upon the membership in the plan and the related capitation revenue paid to us.

Capital Expenditures
We plan to finance our proposed capital expenditures with cash generated from operations, borrowings under our senior secured credit facilities and other capital sources that may become available. We expect our capital expenditures for fiscal 2010 to be $80.0 million to $85.0 million, including the following significant expenditures:
•	$25.0 million to $28.0 million for other growth and new business projects;
•	$23.0 million to $25.0 million in replacement or maintenance related projects at our hospitals;
•	$20.0 million related to the healthcare information technology stimulus mandate; and
•	$12.0 million in hardware and software costs related to other information systems projects.
Liquidity
We rely on cash generated from our operations as our primary source of liquidity, as well as available credit facilities, project and bank financings and the issuance of long-term debt. From time to time, we have also utilized operating lease transactions that are sometimes referred to as off-balance sheet arrangements. We expect that our future funding for working capital needs, capital expenditures, long-term debt repayments and other financing activities will continue to be provided from some or all of these sources. Each of our existing and projected sources of cash is impacted by operational and financial risks that influence the overall amount of cash generated and the capital available to us. For example, cash generated by our business operations may be impacted by, among other things, economic downturns, weather-related catastrophes and adverse industry conditions. Our future liquidity will be impacted by our ability to access capital markets, which may be restricted due to our credit ratings, general market conditions, and by existing or future debt agreements. For a further discussion of risks that can impact our liquidity, see our risk factors beginning on page 25 of our Annual Report of Form 10-K for the fiscal year ended September 30, 2009, and as updated in our Quarterly Reports on Form 10-Q for the quarters ended December 31, 2009 and March 31, 2010.
Including available cash and our senior secured credit facilities at June 30, 2010, we had available liquidity as follows (in millions):

Cash and cash equivalents	$130.2
Available capacity under our senior secured revolving credit facility	188.8

Net available liquidity at June 30, 2010	$319.0

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
Our net available liquidity at June 30, 2010, includes the impact of AHCCCS delaying Health Choice’s June 2010 capitation premium payment totaling $64.7 million. This payment was subsequently received in July 2010, and currently has no impact on our available liquidity.
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

We are unable at this time to extend our evaluation of the sufficiency of our liquidity beyond three years. We cannot assure you, however, that our operating performance will generate sufficient cash flow from operations or that future borrowings will be available under our senior secured credit facilities, or otherwise, to enable us to grow our business, service our indebtedness, including the senior secured credit facilities and the 8 3/4% senior subordinated notes, or make anticipated capital expenditures and tax payments. For more information, see our risk factors beginning on page 25 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, and as updated in our Quarterly Reports on Form 10-Q for the quarters ended December 31, 2009 and March 31, 2010.
One element of our business strategy is to selectively pursue acquisitions and strategic alliances in existing and new markets. Any acquisitions or strategic alliances may result in the incurrence of, or assumption by us, of additional indebtedness. We continually assess our capital needs and may seek additional financing, including debt or equity as considered necessary to fund capital expenditures and potential acquisitions or for other corporate purposes. Our future operating performance, ability to service or refinance our 8 3/4% senior subordinated notes and ability to service and extend or refinance our senior secured credit facilities will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. For more information, see our risk factors beginning on page 25 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, and as updated in our Quarterly Reports on Form 10-Q for the quarters ended December 31, 2009 and March 31, 2010.
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
RECENT ACCOUNTING PRONOUNCEMENTS
We have adopted the new authoritative guidance issued by the Financial Accounting Standards Board in January 2010 requiring additional information to be disclosed with respect to Level 3 fair value measurements, as well as transfers to and from Level 1 and Level 2 measurements. In addition, enhanced disclosures are required concerning inputs and valuation techniques used to determine Level 2 and Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures were effective for the quarter ending March 31, 2010, with the effective date for additional Level 3 related disclosures effective for periods beginning after December 15, 2010. The adoption of these new provisions have not significantly impacted our disclosures, and we do not anticipate any significant impact in periods after December 15, 2010.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. The following components of our senior secured credit facilities bear interest at variable rates at specified margins above either the agent bank’s alternate base rate or the LIBOR rate: (i) a $439.0 million, seven-year term loan; (ii) a $150.0 million senior secured delayed draw term loan; and (iii) a $225.0 million, six-year senior secured revolving credit facility. As of June 30, 2010, we had outstanding variable rate debt of $571.7 million. We have managed our market exposure to changes in interest rates by converting $425.0 million of this variable rate debt to fixed rate debt through the use of interest rate swap agreements. Our interest rate swaps provide for $425.0 million of fixed rate debt under our senior secured credit facilities through February 28, 2011 and $200.0 million from March 1, 2011 through February 29, 2012, at rates ranging from 1.5% to 2.0% depending upon the terms of the specific agreement.
Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates on our remaining variable rate debt or our consolidated financial position, results of operations or cash flows would not be material. Holding other variables constant, including levels of indebtedness and interest rate swaps, a 0.125% increase in interest rates would have an estimated impact on pre-tax earnings and cash flows for the next twelve month period of $183,000.
Our interest rate swap agreements expose us to credit risk in the event of non-performance by our counterparties, Citibank and Wachovia. However, we do not anticipate non-performance by Citibank or Wachovia.
We have $475.0 million in senior subordinated notes due December 15, 2014, with interest payable semi-annually at the rate of 8 3/4% per annum. At June 30, 2010, the fair market value of the outstanding 8 3/4% notes was $475.0 million, based upon quoted market prices as of that date.
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
Item 4. Controls and Procedures
Evaluations of Disclosure Controls and Procedures
Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2010. Based on this evaluation, the principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports.
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

IASIS HEALTHCARE LLC
Date: August 11, 2010	By:	/s/ John M. Doyle
John M. Doyle
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.