Form 10-K
period 2010-09-30
IASIS Healthcare LLC
filed 2010-12-21
CIK 1294632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2010
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
Registrant’s telephone number, including area code: (615) 844-2747
Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☑ NO ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
As of December 21, 2010, 100% of the registrant’s common interests outstanding (all of which are privately owned and are not traded on any public market) were owned by IASIS Healthcare Corporation, its sole member.

i

IASIS HEALTHCARE LLC
PART I
Item 1. Business.
Company Overview
We are a leading owner and operator of medium-sized acute care hospitals in high-growth urban and suburban markets. We operate our hospitals with a strong community focus by offering and developing healthcare services targeted to the needs of the markets we serve, promoting strong relationships with physicians and working with local managed care plans. As of September 30, 2010, we owned or leased 15 acute care hospital facilities and one behavioral health hospital facility with a total of 3,185 licensed beds. We operate in the following regions:
•	Salt Lake City, Utah;
•	Phoenix, Arizona;
•	Tampa-St. Petersburg, Florida;
•	three cities in Texas, including San Antonio;
•	Las Vegas, Nevada; and
•	West Monroe, Louisiana;
Effective October 1, 2010, through a cash-for-stock acquisition of Brim Holdings, Inc. (“Brim”), we added two acute care hospital facilities with 385 licensed beds to our business: one, a 370 bed acute care hospital facility in Texarkana, Texas, and the other a 15 bed critical access acute care hospital facility in Woodland Park, Colorado.
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
We also own and operate Health Choice Arizona, Inc. (“Health Choice” or the “Plan”), a Medicaid and Medicare managed health plan in Phoenix that served over 198,000 members as of September 30, 2010.
For the year ended September 30, 2010, we generated net revenue of $2.5 billion, of which 68.6% was derived from our acute care segment.
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

Industry Overview
Growth of Healthcare Spending
According to the Centers for Medicare & Medicaid Services (“CMS”), U.S. healthcare expenditures were $2.3 trillion in 2008. CMS projects that total U.S. healthcare expenditures are expected to grow by 4.2% in 2011 and by an average of 6.3% annually from 2009 to 2019. As a result of this growth, total U.S. healthcare expenditures are estimated to be $4.6 trillion, or 19.6% of the total U.S. gross domestic product by 2019. The hospital services sector represents the single largest category of healthcare spending at $718.4 billion, or 30% of total healthcare spending in 2008. CMS expects continued increases in hospital services based on the aging of the U.S. population, advances in medical procedures, expansion of health coverage, increasing consumer demand for expanded medical services and increased prevalence of chronic conditions such as diabetes, heart disease and obesity. As a result, CMS projects the hospital services category to grow at an annual rate of at least 6.0% through 2018, and to continue as the largest category of healthcare spending.
According to the U.S Census Bureau, the U.S. population includes 40.2 million Americans aged 65 or older, which represents 13.0% of the total population. By the year 2030, the number of Americans aged 65 or older is expected to increase to 71.5 million, or 19.7% of the total population. Additionally, as a result of the increasing life expectancy of Americans, the number of people aged 85 years and older is also expected to increase by 57% by the year 2030.
Changes in the Delivery of Healthcare Services
We believe the U.S. healthcare system and the demand for healthcare services are evolving in ways that favor large-scale, comprehensive and integrated service networks. Specifically, we believe there are a number of initiatives that will continue to gain importance in the foreseeable future, including: introduction of value-based payment methodologies tied to performance, quality and coordination of care, implementation of integrated electronic health records (“EHR”) and information, and an increasing ability for patients and consumers to make choices about all aspects of healthcare. Due in large part to our investment in information technology and physician alignment strategies, we believe our company is well positioned to respond to these emerging trends and has the resources, expertise and flexibility necessary to adapt in a timely manner to the changing healthcare regulatory and reimbursement environment.
The Impact of Health Reform
The recently enacted Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”), will change how healthcare services are covered, delivered, and reimbursed through expanded coverage of previously uninsured individuals and reduced government healthcare spending. In addition, as enacted, the new law reforms certain aspects of health insurance, expands existing efforts to tie Medicare and Medicaid payments to performance and quality, places restrictions on physician owned hospitals, and contains provisions intended to strengthen fraud and abuse enforcement. Because of the many variables involved, including the law’s complexity, lack of implementing regulations or interpretive guidance, gradual and potentially delayed implementation, pending court challenges and possible amendment, the impact of the Health Reform Law, including how individuals and businesses will respond to the choices afforded them under the new law, is not yet fully known.
Business Strategy
Our objective is to provide high-quality, cost-effective healthcare services to the communities we serve, while enhancing long-term growth and profitably that allows for the creation of value and opportunities for reinvestment. In order to achieve these objectives, we are focusing on the following elements, which we consider to be the key components of our business strategy:
Focus on Operational Excellence. We believe that a continuous focus on operational excellence sets the standard for managing all aspects of our business, including growth, quality and operating results. Our management team, which has extensive multi-facility operating experience, continually emphasizes the importance of operational excellence. We believe that in order to successfully achieve operational excellence we must focus on the following:
•	growing our presence in our existing markets;
•	providing high-quality services to the communities we serve;
•	achieving operational efficiencies and effective cost management in all aspects of patient care delivery;

•	improving all aspects of the revenue cycle, including our processes for patient registration, such as patient qualification for financial assistance and point-of-service collections, billing, collections, and managed care contract compliance; and
•	effectively deploying capital resources in a disciplined manner, including initiatives related to business development, growth, quality of care, information technology and plant maintenance.
Provide High-Quality Services. The keys to providing high-quality services, which include patient safety, patient satisfaction and clinical quality, are at the center of success for our facilities. We strive each day to provide high-quality services at all of our facilities, as we believe the achievement of high-quality care results in the long-term growth of revenue and profitability. Our strategy for focusing on improving quality of care includes enhancing the patient care experience by:
•	attracting and retaining high-quality healthcare professionals;
•	monitoring and tracking clinical performance and patient safety for numerous purposes, including the establishment of best practices;
•	utilizing our advanced clinical information system, which provides more timely key clinical care data, to enable our hospitals to enhance patient safety, reduce medical errors through bar coding, increase staff time available for direct patient care and continue to achieve high quality patient care outcomes;
•	utilizing our hospital medical management quality program to drive improvements in core management and allocation of resources, as well as quality and safety of care; and
•	dedicating well-trained corporate and hospital resources to the improvement of patient care.
Recruit and Employ Physicians to Meet Community Needs in Our Markets. We believe that a critical element to providing high quality healthcare to the communities we serve is a comprehensive physician alignment strategy, which includes the continued investment in the employment, recruitment and retention of high-quality healthcare professionals. We believe the objective of attracting and retaining quality physicians is best accomplished by:
•	expanding the reach of our outpatient and other specialty services;
•	equipping our hospitals with technologically advanced equipment;
•	enhancing physician convenience and access, including the development of medical office space on or near our hospital campuses;
•	enabling physicians to remotely access clinical data through our advanced information systems, facilitating more convenient and timely patient care; and
•	sponsoring training programs to educate physicians on advanced medical procedures.
Pursue a Comprehensive Development Strategy. We will continue to assess opportunities to expand our regional and national presence. We believe the many factors currently affecting the healthcare industry will result in increased consolidation and business development opportunities across the industry, which we intend to actively pursue. We believe the successful pursuit of a comprehensive development strategy, including both the expansion of our national presence through the acquisition of hospitals in existing and new markets and a continued focus to capitalize on the opportunities in the communities we serve, will result in overall growth of our revenue and profitability. We believe that our existing markets will continue to benefit from strategic investments that expand the scope and reach of services provided through a variety of healthcare delivery access points. Our disciplined approach to enhancing our competitive position within our existing markets includes the development and expansion of profitable product lines, and the acquisition of new hospitals and other healthcare service providers, including outpatient and ancillary service centers.

Focus on Managed Care Relationships. We are focused on maintaining market-based relationships, as we believe that the broad geographic coverage of our hospitals in certain of the regions in which we operate, the expansion of our physician networks and our commitment to providing high-quality services increases our attractiveness to managed care plans in those areas. We believe these factors provide a platform that allows for negotiating reasonable terms with managed care plans, entering into contracts with additional managed care plans and aligning reimbursement with acuity of services.
Implement Operational Initiatives in Response to Healthcare Reform. In March 2010, President Obama signed the Health Reform Law into law. We believe that our consistent focus on quality and patient satisfaction programs, coupled with the significant investments we have made in information systems, positions us to respond promptly and effectively to the changes resulting from the Health Reform Law, as well as any additional reform initiatives at both the federal and state levels.
Although we expect our business strategy to increase our patient volumes and reimbursement and allow us to control costs, certain risk factors could offset those increases to our net revenue and profitability. Please see Item 1A., “Risk Factors” beginning on page 34 for a discussion of risk factors affecting our business.

Our Markets
The following includes a discussion of the acute care operations in each of our markets as of September 30, 2010.
Salt Lake City, Utah
We operate four acute care hospital facilities with a total of 705 licensed beds in the Salt Lake City area, which has consistently been a very competitive environment. We believe that our hospitals in this market benefit from attractive strategic locations, participate in a more favorable reimbursement environment and possess significant opportunity to capture additional market share. For the year ended September 30, 2010, we generated 26.8% of our total acute care revenue in this market.
Our strategy to capitalize on these elements focuses on providing high-quality patient care, a disciplined deployment of capital and the expansion of our footprint by developing a more extensive network of services, including outpatient services and the implementation of a comprehensive physician employment strategy. In response to this strategy, we have completed various capital projects at our facilities in this market over the past five years, including patient tower expansion projects at Jordan Valley Medical Center and Davis Hospital and Medical Center, as well as emergency room and intensive care unit expansions at Salt Lake Regional Medical Center. These projects have provided increased bed capacity, as well as additional capacity for women’s and neonatal services, inpatient and outpatient surgery, including cardiac catheterization services, intensive care, emergency rooms, pediatric services, inpatient psychiatric and various diagnostic services, along with upgraded imaging technology.

Phoenix, Arizona
We operate three acute care hospital facilities and one behavioral health hospital facility with a total of 621 licensed beds in the Phoenix area, which has historically experienced high population growth. We have made strategic investments in this market, which have focused on capturing market share through expansion of various service lines, as well as capacity. For the year ended September 30, 2010, exclusive of Health Choice, we generated 20.8% of our total acute care revenue in this market.
Since its opening in July 2007, Mountain Vista Medical Center (“Mountain Vista”) has already become a state-of-the-art market leader. With the expanded capacity provided by Mountain Vista, as well as our continued focus on profitable product lines in our other facilities, such as outpatient imaging, psychiatric and orthopedic services, we believe we can continue to achieve growth in this market.
We have also implemented a physician employment strategy in our Arizona market. Our strategy focuses on enhancing our physician specialty and emergency room coverage and is allowing our hospitals to more effectively meet the needs of the communities we serve.
Texas
As of September 30, 2010, we operated three acute care hospital facilities with a total of 773 licensed beds in San Antonio, Odessa, and Port Arthur, Texas. We believe our facilities in Texas benefit from the lack of a single dominant competitor in their service areas. For the year ended September 30, 2010, we generated 26.8% of our total acute care revenue in this market.
On October 1, 2010, through the acquisition of Brim, we acquired Wadley Regional Medical Center (“Wadley”), a 370 licensed bed acute care hospital facility located in Texarkana, Texas, that serves a surrounding population of approximately 275,000, with one primary competitor. Additionally, Wadley benefits from existing market share opportunities and a strategic partnership with physician investors. Wadley’s services include a full range of medical and surgical specialties such as internal medicine, family practice, cardiology, cardiovascular surgery, urology, neurology, pulmonology, orthopedics, gastroenterology, radiology and women’s services. The facility is fully equipped with a 24-bed trauma-ready emergency department, eight general operating rooms, two open-heart operating rooms, two cardiac catheterization labs, a gastro-intestinal lab and a 23-bed outpatient surgery pavilion.

Our strategic focus in our Texas market is centered on providing high-quality patient care, developing a more extensive network of primary care physicians, including expansion of our physician employment strategy, extending the reach of our outpatient business, including both surgical and imaging services, and continuing to expand profitable product lines within our higher acuity service lines, including neurosurgery, cardiology and cardio-thoracic services, neonatology and other surgical services. In recent years, we have completed various growth capital projects in our Texas market that we believe provide the basis for future success in this market.
Tampa-St. Petersburg, Florida
We operate three acute care hospital facilities with a total of 688 licensed beds in the Tampa-St. Petersburg area. As a result of a large Medicare population, high managed care penetration and state restrictions regarding the expansion of operations, the operating environment in Florida can be more challenging than other markets in which we operate. Certain material capital projects, including the addition of new beds or services, require regulatory approval under Florida’s certificate of need program, which restricts our ability to expand operations in this market. Despite these limitations, we believe we can maintain our competitive position in the Tampa-St. Petersburg market through maintaining and improving quality of services and continuing our focus on profitable product lines, such as orthopedic, psychiatric, bariatric, outpatient imaging and non-invasive radiosurgery services. For the year ended September 30, 2010, we generated 12.1% of our total acute care revenue in this market.
West Monroe, Louisiana
We operate Glenwood Regional Medical Center (“Glenwood”) with a total of 223 licensed beds, in West Monroe, Louisiana, which we believe benefits from a strong market position, opportunities for strategic growth of profitable product lines and a lower than average rate of self-pay utilization. For the year ended September 30, 2010, we generated 7.6% of our total acute care revenue in this market.
Our strategic focus for growth in the market is exemplified in our capital spending during the first four years of our ownership, which has included renovations, expansion and other various capital projects at Glenwood, with an emphasis on expanding the hospital’s cardiovascular program, expanding and renovating operating rooms, and purchasing new diagnostic imaging, automated laboratory systems and other equipment. In addition to our capital projects, as part of our effort to more effectively serve the community in which Glenwood operates, we have improved the facility’s hospitalist program, expanded emergency room coverage and re-opened the inpatient psychiatric program.
Glenwood also owns a majority ownership interest in Ouachita Community Hospital (“Ouachita”), a ten-bed surgical hospital located in West Monroe, Louisiana. We believe this strategic acquisition has provided additional surgical capacity and allowed us to expand our market presence.
In connection with these strategic initiatives and capital investments, we believe our focus on providing high-quality patient care, and our efforts to expand the reach of our physician network in this market, will result in capturing additional market share.

Our Properties
As of October 1, 2010, which includes the acquisition of Brim, we operate 17 acute care hospital facilities and one behavioral health hospital facility. We own 15 and lease three of our hospital facilities. Eight of our acute care hospitals have third-party investors. The following table contains information concerning our hospitals.

		Licensed
Hospitals	City	Beds
Utah
Davis Hospital & Medical Center (1)	Layton	225
Jordan Valley Medical Center (2)	West Jordan	183
Pioneer Valley Hospital (3)	West Valley City	139
Salt Lake Regional Medical Center (4)	Salt Lake City	158
Arizona
Mountain Vista Medical Center (5)	Mesa	178
St. Luke’s Medical Center (6)	Phoenix	232
St. Luke’s Behavioral Health Hospital	Phoenix	124
Tempe St. Luke’s Hospital (7)	Tempe	87
Texas
Odessa Regional Medical Center (8)	Odessa	222
Southwest General Hospital (9)	San Antonio	327
The Medical Center of Southeast Texas (10)	Port Arthur	224
Wadley Regional Medical Center (11)	Texarkana	370
Florida
Memorial Hospital of Tampa	Tampa	180
Palms of Pasadena Hospital	St. Petersburg	307
Town & Country Hospital	Tampa	201
Louisiana
Glenwood Regional Medical Center (12)	West Monroe	223
Colorado
Pikes Peak Regional Hospital (13)	Woodland Park	15
Nevada
North Vista Hospital	Las Vegas	175

Total		3,570

(1)	Owned by a limited partnership in which we own a 96.2% interest.

(2)	On July 1, 2007, Jordan Valley Medical Center acquired Pioneer Valley Hospital, a wholly-owned subsidiary of IASIS. The combined entity is owned by a limited partnership in which we own a 95.6% interest.

(3)	A separate campus of Jordan Valley Medical Center, which is leased under an agreement that expires on January 31, 2019. We have options to extend the term of the lease through January 31, 2039.

(4)	Owned by a limited partnership in which we own a 98.1% interest.

(5)	Owned by a limited partnership in which we own a 90.8% interest.

(6)	On September 28, 2007, St. Luke’s Medical Center acquired Tempe St. Luke’s Hospital, a wholly-owned subsidiary of IASIS.

(7)	A separate campus of St. Luke’s Medical Center.

(8)	Owned by a limited partnership in which we own an 88.4% interest.

(9)	Owned by a limited partnership in which we own a 93.9% interest.

(10)	Owned by a limited partnership in which we own an 88.0% interest.

(11)	Wadley is leased under an agreement that contains unlimited successive renewal options, at our discretion. The operations are owned by a limited liability company in which we own a 72.7% interest.

(12)	Includes Ouachita, a surgical hospital with 10 licensed beds.

(13)	Pikes Peak Regional Hospital is leased under an agreement that expires on September 11, 2017, and is subject to three five year renewal periods at our option.
We also operate and lease medical office buildings in conjunction with our hospitals. These office buildings are occupied primarily by physicians who practice at our hospitals.

Hospital Operations
At each hospital we operate, we have implemented policies and procedures to improve the hospital’s operating and financial performance. A hospital’s local management team is generally comprised of a chief executive officer, chief financial officer and chief nursing officer. Local management teams, in consultation with our corporate staff, develop annual operating plans setting forth quality and patient satisfaction goals, revenue growth and operating profit strategies. These strategies can include the expansion of services offered by the hospital, market development to improve community access to care, the recruitment and employment of physicians in each community, plans to enhance quality of care and improvements in operating efficiencies to reduce costs. We believe that the competence, skills and experience of the management team at each hospital is critical to the hospital’s success because of its role in executing the hospital’s operating plan. Our performance-based compensation program for each local management team is based upon the achievement of qualitative and quantitative goals set forth in the annual operating plan. Our hospital management teams are advised by boards of trustees that include members of hospital medical staffs, as well as community leaders. Each board of trustees establishes policies concerning medical, professional and ethical practices, monitors such practices and is responsible for ensuring that these practices conform to established standards.
Factors that affect demand for our services include:
•	local economic conditions;
•	the geographic location of our hospital facilities and their convenience for patients and physicians;
•	our participation in managed care programs;
•	utilization management practices of managed care plans;
•	consolidation of managed care payors;
•	strategic investment and improvements in healthcare access points;
•	capital investment at our facilities;
•	the quality of our medical staff;
•	competition from other healthcare providers;
•	the size of and growth in local population; and
•	improved treatment protocols as a result of advances in medical technology and pharmacology.
We believe that the ability of our hospitals to meet the healthcare needs of their communities is determined by the:
•	level of physician support;
•	availability of nurses and other healthcare professionals;
•	quality, skills and compassion of our employees;
•	breadth of our services;
•	physical capacity and level of technological advancement at our facilities; and
•	emphasis on quality of care.
We continually evaluate our services with the intention of improving quality of care, expanding our profitable lines of business and improving our business mix. We use our advanced information systems to perform detailed clinical process reviews, product line margin analyses and monitor the profitability of the services provided at our facilities. We employ these analyses to capitalize on price and volume trends through the expansion and improvement of certain services. We use our information systems to monitor patient care and other quality of care assessment activities on a continuing basis.
Competition
Our facilities and related businesses operate in competitive environments. A number of factors affect our competitive position, including:
•	the local economies in which we operate;
•	decline in tourism in our service areas;
•	our managed care contracting relationships;
•	the number, availability, quality and specialties of physicians, nurses and other healthcare professionals;
•	the scope, breadth and quality of services;
•	the reputation of our facilities and physicians;
•	growth in hospital capacity and healthcare access points in the markets we serve;
•	the physical condition of our facilities and medical equipment;
•	the location of our facilities and availability of physician office space;
•	certificate of need restrictions, where applicable;
•	the availability of parking or proximity to public transportation;
•	accumulation, access and interpretation of publicly reported quality indicators;
•	growth in outpatient service providers;
•	charges for services; and
•	the geographic coverage of our hospitals in the regions in which we operate.
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
An additional competitive factor is whether a hospital is part of a local hospital network, as well as the scope and quality of services offered by the network compared to competing networks. A hospital that is part of a network offering a broad range of services in a wide geographic area is more likely to obtain more favorable managed care contracts. On an ongoing basis, we evaluate changing circumstances in each geographic area in which we operate. We may position ourselves to compete in these managed care markets by forming our own, or joining with others to form, local hospital networks.
As we continue to focus on our physician employment strategy, we face significant competition for skilled physicians in certain of our markets, as more providers are adopting a physician staffing model approach, coupled with a general shortage of physicians across most specialties, especially primary care. This increased competition has resulted in efforts by managed care organizations to align with certain provider networks in the markets in which we operate. While we anticipate that our physician employment strategy will help us compete more effectively in our markets, we are unable to provide any assurance regarding the success of our strategy.
Health Choice
Health Choice is a prepaid Medicaid and Medicare managed health plan in the Phoenix, Arizona area. Premium revenue is generated through capitated contracts whereby the Plan provides healthcare services in exchange for fixed periodic payments from the Arizona Health Care Cost Containment System (“AHCCCS”) and CMS. Most premium revenue at Health Choice is derived through its contract with AHCCCS to provide specified health services to qualified Medicaid enrollees through contracted providers. AHCCCS is the state agency that administers Arizona’s Medicaid program. The contract requires Health Choice to arrange for healthcare services for enrolled Medicaid patients in exchange for fixed monthly premiums, based upon negotiated per capita member rates, and supplemental payments from AHCCCS. Capitation payments received by Health Choice are recognized as revenue in the month that members are entitled to healthcare services.
In connection with our contract effective October 1, 2008, AHCCCS implemented a risk-based or severity-adjusted payment methodology for all health plans. Capitation rates for each health plan and geographic service area are adjusted annually based on the severity of treatment episodes experienced by each plan’s membership compared to the average over a specified 12 month period. Adjustments are calculated using diagnosis codes and procedural information from medical and pharmacy claims data, in addition to member demographic information. Capitation rates are risk adjusted prospectively before the start of each contract year, and are not adjusted retroactively.
The Plan receives reinsurance and other supplemental payments from AHCCCS for healthcare costs that exceed stated amounts at a rate ranging from 75% to 100% of qualified healthcare costs in excess of stated levels of up to $35,000 per claim, depending on the eligibility classification of the member. Qualified costs must be incurred during the contract year and are the lesser of the amount paid by the Plan or the AHCCCS fee schedule. Reinsurance recoveries are recognized under the contract with AHCCCS when healthcare costs exceed stated amounts as provided under the contract, including estimates of such costs at the end of each accounting period.
Health Choice’s current contract with AHCCCS, which was effective October 1, 2008, provides for a three-year term, with AHCCCS having the option to renew for two additional one-year periods. The contract, which continued our state-wide presence, covers Medicaid members in the following Arizona counties: Apache, Coconino, Maricopa, Mohave, Navajo, Pima, Yuma, La Paz and Santa Cruz.

Health Choice also contracts with CMS to provide coverage as a Medicare Advantage Prescription Drug (“MAPD”) Special Needs Plan (“SNP”). This contract allows Health Choice to offer Medicare and Part D drug benefit coverage to new and existing dual-eligible members (i.e. those that are eligible for Medicare and Medicaid). The contract with CMS includes successive one-year renewal options at the discretion of CMS. CMS has notified Health Choice that it is exercising its option to extend the contract through December 31, 2011. Under current law, CMS’ authority to designate SNPs has been extended through December 31, 2013. Additionally, SNPs are required to meet additional CMS requirements, including requirements relating to model of care, cost-sharing, disclosure of information, and reporting of quality measures.
Health Choice is subject to state and federal laws and regulations, and CMS and AHCCCS have the right to audit Health Choice to determine the plan’s compliance with such standards. Health Choice is required to file periodic reports with CMS and AHCCCS and to meet certain financial viability standards. Health Choice also must provide its enrollees with certain mandated benefits and must meet certain quality assurance and improvement requirements. Health Choice must also comply with the electronic transactions regulations and privacy and security standards of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”).
The federal anti-kickback statute has been interpreted to prohibit the payment, solicitation, offering or receipt of any form of remuneration in return for the referral of federal healthcare program patients or any item or service that is reimbursed, in whole or in part, by any federal healthcare program. Similar anti-kickback statutes have been adopted in Arizona, which apply regardless of the source of reimbursement. The U.S. Department of Health and Human Services (the “Department”) has adopted safe harbor regulations specifying the following relationships and activities that are deemed not to violate the federal anti-kickback statute that specifically relate to managed care:
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
Sources of Acute Care Revenue
Acute care revenue is comprised of net patient revenue and other revenue. A large percentage of our hospitals’ net patient revenue consists of fixed payment, discounted sources, including Medicare, Medicaid and managed care organizations. Reimbursement for Medicare and Medicaid services are often fixed regardless of the cost incurred or the level of services provided. Similarly, various managed care companies with which we contract reimburse providers on a fixed payment basis regardless of the costs incurred or the level of services provided. Net patient revenue is reported net of discounts and contractual adjustments. Contractual adjustments principally result from differences between the hospitals’ established charges and payment rates under Medicare, Medicaid and various managed care plans. Additionally, discounts and contractual adjustments result from our uninsured discount and charity care programs. Other revenue includes medical office building rental income and other miscellaneous revenue.
We receive payment for patient services primarily from:
•	the federal government, primarily under the Medicare program;

•	state Medicaid programs, including managed Medicaid plans;
•	managed care payors, including health maintenance organizations, preferred provider organizations and managed Medicare plans; and
•	individual patients and private insurers.
The following table presents the approximate percentages of our hospitals’ net patient revenue from these sources:

	Year Ended September 30,
Payor Source	2010	2009	2008
Medicare	23.4%	22.7%	23.4%
Managed Medicare	8.5	8.0	7.7
Medicaid	6.6	6.5	5.4
Managed Medicaid	9.1	8.7	8.4
Managed care	40.2	43.0	46.0
Self-pay	12.2	11.1	9.1

Total(1)	100.0%	100.0%	100.0%

(1)	For the years ended September 30, 2010, 2009 and 2008, net patient revenue comprised 68.6%, 70.4% and 73.8%, respectively, of our consolidated net revenue.
Medicare is a federal program that provides hospital and medical insurance benefits to persons age 65 and over, some disabled persons and persons with Lou Gehrig’s Disease and end-stage renal disease. All of our hospitals are certified as providers of Medicare services. Under the Medicare program, acute care hospitals receive reimbursement under a prospective payment system for inpatient and outpatient hospital services. Currently, certain types of facilities are exempt or partially exempt from the prospective payment system methodology, including children’s hospitals, cancer hospitals and critical access hospitals. Hospitals and units exempt from the prospective payment system are reimbursed on a reasonable cost-based system, subject to cost limits.
Our hospitals offer discounts from established charges to managed care plans if they are large group purchasers of healthcare services. Additionally, we offer discounts to all uninsured patients receiving healthcare services who do not qualify for assistance under state Medicaid, other federal or state assistance plans or charity care. These discount programs generally limit our ability to increase net patient revenue in response to increasing costs. Patients generally are not responsible for any difference between established hospital charges and amounts reimbursed for such services under Medicare, Medicaid, health maintenance organizations, preferred provider organizations or private insurance plans. Patients generally are responsible for services not covered by these plans, along with exclusions, deductibles or co-insurance features of their coverage. Collecting amounts due from patients is more difficult than collecting from governmental programs, managed care plans or private insurers. Increases in the population of uninsured individuals, changes in the states’ indigent and Medicaid eligibility requirements, continued efforts by employers to pass more out-of-pocket healthcare costs to employees in the form of increased co-payments and deductibles, and the effects of the recent economic downturn have resulted in increased levels of uncompensated care.
Medicare
Inpatient Acute Care
Under the inpatient prospective payment system, a hospital receives a fixed payment based on the patient’s assigned Medicare severity diagnosis-related group (“MS-DRG”). In federal fiscal year 2009, CMS completed a two-year transition to full implementation of MS-DRGs to replace the previously used Medicare diagnosis related groups in an effort to better recognize severity of illness in Medicare payment rates. The MS-DRG system classifies categories of illnesses according to the estimated intensity of hospital resources necessary to furnish care for each principal diagnosis. The MS-DRG rates for acute care hospitals are based upon a statistically normal distribution of severity. The MS-DRG payments do not consider a specific hospital’s actual costs but are adjusted for geographic area wage differentials. Inpatient capital costs for acute care hospitals are reimbursed on a prospective system based on diagnosis related group weights multiplied by geographically adjusted federal weights. When treatments for patients fall well outside the normal distribution, providers may receive additional payments known as outlier payments. For federal fiscal year 2011, CMS has established an outlier threshold of $23,075.

The MS-DRG rates are adjusted each federal fiscal year and have been affected by federal legislation. The index used to adjust the MS-DRG rates, known as the “market basket index,” gives consideration to the inflation experienced by hospitals and entities outside of the healthcare industry in purchasing goods and services. In past years, the percentage increases to the MS-DRG rates have been lower than the percentage increases in the costs of goods and services purchased by hospitals. For federal fiscal year 2010, CMS updated the MS-DRG rates by the full market basket of 2.1%. However, the Health Reform Law reduced the market basket by 0.25% for discharges occurring on or after April 1, 2010. The Health Reform Law also requires an additional 0.25% reduction to the market basket for federal fiscal year 2011. For federal fiscal year 2011, CMS issued a final rule updating the MS-DRG rates by a market basket of 2.35%, representing the full market basket of 2.6% reduced by 0.25% as required by the Health Reform Law. The Health Reform Law provides for additional reductions to the inpatient prospective payment system market basket update, as well as other payment adjustments, in future years as discussed below in the section entitled “Government Regulation and Other Factors—Healthcare Reform.”
In federal fiscal years 2008 and 2009, CMS reduced payments to hospitals through a documentation and coding adjustment intended to account for coding and classification changes under the new MS-DRG system that were unrelated to changes in patient case mix. In addition, Congress gave CMS the ability to determine retrospectively whether the documentation and coding adjustment levels for federal fiscal years 2008 and 2009 were adequate to account for changes in payments not related to changes in patient case mix. CMS did not impose an adjustment for federal fiscal year 2010, but announced its intent to impose reductions to payments in federal fiscal years 2011 and 2012 because of what CMS has determined to be an inadequate adjustment in federal fiscal year 2008. For federal fiscal year 2011, CMS issued a final rule implementing a documentation and coding adjustment of negative 2.9%. When combined with the market basket increase of 2.35% for federal fiscal year 2011, this documentation and coding adjustment will result in a net decrease of 0.55% to MS-DRG rates for federal fiscal year 2011. CMS noted that this documentation and coding reduction is only half of the full recoupment of 5.8% needed to offset its estimations of excess payments in 2008 and 2009 and that CMS intends to implement the remaining negative 2.9% in federal fiscal year 2012. In addition, CMS acknowledges that a prospective 3.9% reduction in rates is required to offset changes in documentation and coding as a result of the MS-DRG system. CMS has decided not to implement this prospective reduction in federal fiscal year 2011, but has stated that it will be required in the future.
Quality of care provided is becoming an increasingly important factor in Medicare reimbursement. The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Medicare Modernization Act”) provides for diagnosis related group rate increases at the full market basket if the facility submits data for certain patient care indicators to the Secretary of the Department. Initially, CMS required the reporting of ten quality measures. As required by the Deficit Reduction Act of 2005 (“DEFRA”), CMS has expanded, through a series of rulemakings, the number of patient care indicators that hospitals must report. Currently, CMS requires hospitals to report 46 quality measures in order to qualify for the full market basket update to the inpatient prospective payment system in fiscal year 2011. For federal fiscal year 2011, CMS will require hospitals to report 55 quality measures to receive the full market basket update in federal fiscal year 2012. Those hospitals not submitting the required data will receive an increase in payment equal to the market basket minus two percentage points. We currently have the ability to monitor our compliance with the quality indicators and intend to submit the quality data required to receive the full market basket pricing update when appropriate.
For discharges occurring on or after October 1, 2008, Medicare no longer pays hospitals additional amounts for the treatment of certain preventable adverse events, also known as hospital-acquired conditions (“HACs”), unless the condition was present at admission. Currently, there are ten categories of conditions on the list of HACs. DEFRA provides that CMS may revise the list of conditions from time to time. On January 15, 2009, CMS announced three National Coverage Determinations (“NCDs”) that prohibit Medicare reimbursement for erroneous surgical procedures performed on an inpatient or outpatient basis. These three erroneous surgical procedures are in addition to the HACs designated by regulation. The Health Reform Law contains additional measures to further tie Medicare payments to performance and quality as discussed below in the section entitled “Government Regulation and Other Factors—Healthcare Reform.”
Outpatient
CMS reimburses hospital outpatient services and certain Medicare Part B services furnished to hospital inpatients who have no Part A coverage on a prospective payment system basis. CMS uses fee schedules to pay for physical, occupational and speech therapies, durable medical equipment, clinical diagnostic laboratory services and nonimplantable orthotics and prosthetics.

All services paid under the prospective payment system for hospital outpatient services are classified into groups called ambulatory payment classifications or “APCs.” Services in each APC are similar clinically and in terms of the resources they require. A payment rate is established for each APC. CMS increased the conversion factor by approximately 2.1% for calendar year 2010. However, the Health Reform Law reduced the market basket by 0.25% in 2010 and provides for an additional 0.25% reduction in 2011. For calendar year 2011, CMS has issued a final rule updating the market basket by 2.35%, representing the full market basket of 2.6% reduced by 0.25% as required by the Health Reform Law. The Health Reform Law provides for additional reductions to the outpatient prospective payment system market basket update, as well as other payment adjustments, in future years as discussed below in the section entitled “Government Regulation and Other Factors—Healthcare Reform.”
Hospitals must submit quality data regarding eleven measures relating to outpatient care in order to receive the full market basket increase under the outpatient prospective payment system in calendar year 2010 and calendar year 2011. CMS has issued a final rule that requires hospitals to report 15 total measures in 2011 to receive the full market basket increase for payment in calendar year 2012. Hospitals that fail to submit such data will receive the market basket update minus two percentage points for the outpatient prospective payment system.
Rehabilitation
Inpatient rehabilitation hospitals and designated units are reimbursed under a prospective payment system. Under this prospective payment system, patients are classified into case mix groups based upon impairment, age, co-morbidities and functional capability. Inpatient rehabilitation facilities are paid a predetermined amount per discharge that reflects the patient’s case mix group and is adjusted for area wage levels, low-income patients, rural areas and high-cost outliers. For fiscal year 2010, CMS issued a final rule setting the market basket increase factor at 2.5%. However, the Health Reform Law provides for annual decreases to the market basket, including a 0.25% reduction for discharges occurring on or after April 1, 2010 and an additional 0.25% reduction in 2011. For federal fiscal year 2011, CMS has issued a notice updating the market basket by 2.25%, representing the full market basket of 2.5% reduced by 0.25% as required by the Health Reform Law. The Health Reform Law provides for additional reductions to the inpatient rehabilitation facility prospective payment system market basket update, as well as other payment adjustments, in future years as discussed below in the section entitled “Government Regulation and Other Factors—Healthcare Reform.”
In 2004, CMS issued a final rule modifying the criteria for classification as an inpatient rehabilitation facility as a result of data indicating that most facilities do not meet the existing criteria. Under the previous requirements, in order for a facility to be considered an inpatient rehabilitation facility, at least 75% of the facility’s inpatient population during the most recent 12-month cost reporting period must have required intensive rehabilitation services for one or more of ten specified conditions. A subsequent rule expanded the list of specified conditions to 13, and subsequent legislation and regulations temporarily reduced the percentage of the patient population who must have one of the specified conditions. For cost reporting periods beginning on or after July 1, 2007, CMS required 65% of the patient population to have one of the specified conditions. Currently, the percentage is set by statute at 60% of the patient population. Effective January 1, 2010, inpatient rehabilitation facilities must meet additional coverage criteria, including patient selection and care requirements relating to pre-admission screenings, post-admission evaluations, ongoing coordination of care and involvement of rehabilitation physicians. As of September 30, 2010, we operated nine inpatient rehabilitation units within our hospitals.
Psychiatric
Inpatient psychiatric facilities are paid based on a prospective payment system. Under this prospective payment system, inpatient psychiatric facilities receive a federal per diem base rate that is based on the sum of the average routine operating, ancillary and capital costs for each patient day of psychiatric care in an inpatient psychiatric facility, adjusted for budget neutrality. This federal per diem base rate is further adjusted to reflect certain patient and facility characteristics, including patient age, certain diagnostic related groups, facility wage index adjustment, and facility rural location. The payment rates are adjusted annually on a July 1 update cycle. Inpatient psychiatric facilities receive additional outlier payments for cases in which estimated costs for the case exceed an adjusted threshold amount plus the total adjusted payment amount for the stay. CMS updated payments for rate year 2010 by 2.1%. However, the Health Reform Law provides for annual decreases to the market basket, including a 0.25% reduction for discharges occurring on or after April 1, 2010 and an additional 0.25% reduction in 2011. For rate year 2011, CMS has issued a notice updating the market basket by 2.15%, representing the full market basket of 2.4% reduced by 0.25% as required by the Health Reform Law. The Health Reform Law provides for additional reductions to the inpatient psychiatric facility prospective payment system market basket update, as well as other payment adjustments, in future years as discussed below in the section entitled “Government Regulation and Other Factors—Healthcare Reform.” As of September 30, 2010, we operated one behavioral health hospital facility and six specially designated psychiatric units that are subject to these rules.

Physician Services Reimbursement
Physician services are reimbursed under the physician fee schedule (“PFS”) system, under which CMS has assigned a national relative value unit (“RVU”) to most medical procedures and services that reflects the various resources required by a physician to provide the services relative to all other services. Each RVU is calculated based on a combination of work required in terms of time and intensity of effort for the service, practice expense (overhead) attributable to the service and malpractice insurance expense attributable to the service. These three elements are each modified by a geographic adjustment factor to account for local practice costs then aggregated. The aggregated amount is multiplied by a conversion factor that accounts for inflation and targeted growth in Medicare expenditures (as calculated by the sustainable growth rate (“SGR”)) to arrive at the payment amount for each service. While RVUs for various services may change in a given year, any alterations are required by statute to be virtually budget neutral, such that total payments made under the PFS may not differ by more than $20 million from what payments would have been if adjustments were not made.
The PFS rates are adjusted each year, and reductions in both current and future payments are anticipated. The SGR formula, mandated by statute, is intended to control growth in aggregate Medicare expenditures for physicians’ services. For calendar year 2011, CMS has issued a final rule applying the SGR in a manner that would result in an aggregate reduction of 24.9% to all physician payments under the PFS. Since 2003, Congress has passed multiple legislative acts delaying application of the SGR to the PFS, including postponing the cut from December 1, 2010 until January 1, 2012, but we cannot predict whether Congress will intervene to prevent this reduction to payments in the future.
Ambulatory Surgery Centers
CMS reimburses ambulatory surgical centers (“ASC”) using a predetermined fee schedule. Reimbursements for ASC overhead costs are limited to no more than the overhead costs paid to hospital outpatient departments under the Medicare hospital outpatient prospective payment system. Effective January 1, 2008, CMS issued final regulations that change payment for procedures performed in an ASC. Under this rule, ASC payment groups increased from nine clinically disparate payment groups to over 200 APCs used under the outpatient prospective payment system for these surgical services. In addition, CMS significantly expanded the types of procedures that may be performed in ASCs. More Medicare procedures that are now performed in hospitals, such as ours, may be moved to ASCs, potentially reducing surgical volume in our hospitals.
Recovery Audit Contractors
The Medicare Modernization Act established the Recovery Audit Contractor (“RAC”) three-year demonstration program. Under this program, CMS contracted with third-parties to conduct post-payment reviews on a contingency fee basis to detect and correct improper payments in the Medicare program. The Tax Relief and Health Care Act of 2006 made the RAC program permanent and mandated its nationwide expansion by 2010. CMS has awarded contracts to four RACs that have implemented the permanent RAC program on a nationwide basis.
Managed Medicare
Managed Medicare plans represent arrangements where CMS contracts with private companies to provide members with Medicare Part A, Part B and Part D benefits. Managed Medicare plans can be structured as health maintenance organizations, preferred provider organizations, or private fee-for-service plans. The Medicare program allows beneficiaries to choose enrollment in certain managed Medicare plans. Legislative changes in 2003 increased reimbursement to managed Medicare plans and limited, to some extent, the financial risk to the companies offering the plans. Following these changes, the number of beneficiaries choosing to receive their Medicare benefits through such plans has increased. However, the Health Reform Law provides for reductions to managed Medicare plan payments beginning in 2010 that will result in managed Medicare per capita premium payments becoming equal, on average, to traditional Medicare payments. The Health Reform Law also expands the RAC program to include managed Medicare by December 31, 2010.

Medicaid
Medicaid programs are jointly funded by federal and state governments and are administered by states under an approved plan that provides hospital and other healthcare benefits to qualifying individuals who are unable to afford care. All of our hospitals are certified as providers of Medicaid services. State Medicaid programs may use a prospective payment system, cost-based payment system or other payment methodology for hospital services. However, Medicaid reimbursement is often less than a hospital’s cost of services. In addition, effective July 1, 2011, the Health Reform Law will prohibit the use of federal funds under the Medicaid program to reimburse providers for medical assistance provided to treat certain HACs.
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
Additionally, the states in which we operate have experienced budget constraints as a result of increased costs and lower than expected tax collections. Many state have experienced or projected shortfalls in their budgets, and economic conditions may increase these budget pressures. Health and human services programs, including Medicaid and similar programs, represent a significant portion of state budgets. The states in which we operate have responded to these budget concerns by decreasing funding for healthcare programs or making structural changes that have resulted or may result in a reduction to Medicaid hospital revenues. Additional Medicaid spending cuts or other program changes may be implemented in the future in the states in which we operate. However, effective March 23, 2010, the Health Reform Law generally requires states at least to maintain Medicaid eligibility standards established prior to the enactment of the law until January 1, 2014 for adults and until October 1, 2019 for children. The Health Reform Law also requires states to significantly expand their Medicaid program coverage by 2014.
The American Recovery and Reinvestment Act of 2009 (“ARRA”), allocated approximately $87.0 billion to temporarily increase the share of program costs paid by the federal government to fund each state’s Medicaid program. Although initially scheduled to expire at the end of 2010, Congress has allocated additional funds to extend this increased federal funding to states through June 2011. These funds provide a benefit to state Medicaid programs by helping to avoid more extensive program and reimbursement cuts, but this increased federal funding is not permanent, and state legislatures are anticipating that the expiration of the increased federal funding could result in significant reductions to states’ Medicaid programs.
Through DEFRA, Congress has expanded the federal government’s involvement in fighting fraud, waste and abuse in the Medicaid program by creating the Medicaid Integrity Program. Among other things, this legislation requires CMS to employ private contractors, referred to as Medicaid Integrity Contractors (“MICs”), to perform reviews and post-payment audits of Medicaid claims and identify overpayments. MICs are assigned to five geographic jurisdictions and have commenced audits of Medicaid providers in several states in each jurisdiction. The Health Reform Law increases federal funding for the MIC program for federal fiscal year 2011 and later years. In addition to MICs, several other contractors and state Medicaid agencies have increased their review activities. The Health Reform Law also expands the RAC program’s scope to include Medicaid claims by requiring all states to establish programs to contract with RACs by December 31, 2010.
Private Supplemental Medicaid Reimbursement Programs
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
As state governments seek to control the cost of their Medicaid programs, enrollment in managed Medicaid plans, including states in which we operate, has increased in recent years. For example, Florida legislation has established a goal of statewide implementation of Medicaid managed care programs by 2011. Legislative efforts to meet this goal failed in the 2010 legislative session but are anticipated to be pursued again in the 2011 legislative session. Furthermore, Florida could lose $300.0 million of federal funding for hospital charity care if this goal is not met. Louisiana has requested a section 1115 Medicaid waiver from the federal government that, if approved, would result in an expansion of Medicaid managed care plans. The Texas legislature and the Texas Health and Human Services Commission have recommended expanding Medicaid managed care enrollment for certain Medicaid beneficiaries. However, fiscal budgetary issues resulting from general economic conditions in the states in which we operate may require reductions in premium payments to these plans.
Disproportionate Share Hospital Payments
In addition to making payments for services provided directly to beneficiaries, Medicare makes additional payments to hospitals that treat a disproportionately large number of low-income patients (Medicaid and Medicare patients eligible to receive Supplemental Security Income). Disproportionate share hospital (“DSH”) payments are determined annually based on certain statistical information required by the Department and are calculated as a percentage addition to MS-DRG payments. The primary method used by a hospital to qualify for Medicare DSH payments is a complex statutory formula that results in a DSH percentage that is applied to payments on MS-DRGs.
Hospitals that provide care to a disproportionately high number of low-income patients may also receive Medicaid DSH payments. The federal government distributes federal Medicaid DSH funds to each state based on a statutory formula. The states then distribute the DSH funding among qualifying hospitals. States have broad discretion to define which hospitals qualify for Medicaid DSH payments and the amount of such payments.
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
Commercial insurers are continuing efforts to limit the payments for hospital services by adopting discounted payment mechanisms, including prospective payment or diagnosis related group-based payment systems, for more inpatient and outpatient services. In addition, commercial insurers increasingly are implementing quality requirements and refusing to pay for serious adverse events, similar to Medicare. To the extent that these efforts are successful, hospitals may receive reduced levels of reimbursement.
Charity Care
In the ordinary course of business, we provide care without charge to patients who are financially unable to pay for the healthcare services they receive. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in net revenue. We currently record revenue deductions for patient accounts that meet our guidelines for charity care. We provide charity care to patients with income levels below 200% of the federal poverty level (“FPL”). Additionally, at all of our hospitals, a sliding scale of reduced rates is offered to all uninsured patients, who are not covered through federal, state or private insurance, with incomes between 200% and 400% of the FPL.
Government Regulation and Other Factors
A framework of extremely complex federal and state laws, rules and regulations governs the healthcare industry and, for many provisions, there is little history of regulatory or judicial interpretation upon which to rely.
Healthcare Reform
The Health Reform Law, as enacted, will change how healthcare services are covered, delivered and reimbursed through expanded coverage of uninsured individuals, reduced growth in Medicare program spending, reductions in Medicare and Medicaid DSH payments, and the establishment of programs where reimbursement is tied to quality and integration. In addition, the new law reforms certain aspects of health insurance, expands existing efforts to tie Medicare and Medicaid payments to performance and quality and contains provisions intended to strengthen fraud and abuse enforcement. Although some federal district courts have upheld the constitutionality of the Health Reform Law, on December 13, 2010, a Virginia federal district court held the requirement that individuals maintain health insurance or pay a penalty to be unconstitutional, while leaving the remainder of the Health Reform Law intact. These lawsuits are subject to appeal.
Expanded Coverage
Based on estimates of the Congressional Budget Office (“CBO”) and CMS, by 2019, the Health Reform Law, as enacted, will expand coverage to 32 to 34 million additional individuals (resulting in coverage of an estimated 94% of the legal U.S. population). This increased coverage will occur through a combination of public program expansion and private sector health insurance and other reforms.

Medicaid Expansion. The primary public program coverage expansion will occur through changes in Medicaid, and to a lesser extent, expansion of the Children’s Health Insurance Program (“CHIP”). The most significant changes will expand the categories of individuals eligible for Medicaid coverage and permit individuals with relatively higher incomes to qualify. The federal government reimburses the majority of a state’s Medicaid expenses, and it conditions its payment on the state meeting certain requirements. The federal government currently requires that states provide coverage for only limited categories of low-income adults under 65 years old (e.g., women who are pregnant, and the blind or disabled). In addition, the income level required for individuals and families to qualify for Medicaid varies widely from state to state.
The Health Reform Law materially changes the requirements for Medicaid eligibility. Commencing January 1, 2014, all state Medicaid programs are required to provide, and the federal government will subsidize, Medicaid coverage to virtually all adults under 65 years old with incomes at or under 133% of the FPL. This expansion will create a minimum Medicaid eligibility threshold that is uniform across states. Further, the Health Reform Law also requires states to apply a “5% income disregard” to the Medicaid eligibility standard, so that Medicaid eligibility will effectively be extended to those with incomes up to 138% of the FPL. These new eligibility requirements will expand Medicaid and CHIP coverage by an estimated 16 to 18 million people nationwide. A disproportionately large percentage of the new Medicaid coverage is likely to be in states that currently have relatively low income eligibility requirements.
As Medicaid is a joint federal and state program, the federal government provides states with “matching funds” in a defined percentage, known as the federal medical assistance percentage (“FMAP”). Beginning in 2014, states will receive an enhanced FMAP for the individuals enrolled in Medicaid pursuant to the Health Reform Law. The FMAP percentage is as follows: 100% for calendar years 2014 through 2016; 95% for 2017; 94% in 2018; 93% in 2019; and 90% in 2020 and thereafter.
The Health Reform Law also provides that the federal government will subsidize states that create non-Medicaid plans for residents whose incomes are greater than 133% of the FPL but do not exceed 200% of the FPL. Approved state plans will be eligible to receive federal funding. The amount of that funding per individual will be equal to 95% of subsidies that would have been provided for that individual had he or she enrolled in a health plan offered through one of the Exchanges, as discussed below.
Historically, states often have attempted to reduce Medicaid spending by limiting benefits and tightening Medicaid eligibility requirements. Effective March 23, 2010, the Health Reform Law requires states to at least maintain Medicaid eligibility standards established prior to the enactment of the law for adults until January 1, 2014 and for children until October 1, 2019. States with budget deficits may, however, seek exemptions from this requirement, but only to address eligibility standards that apply to adults making more than 133% of the FPL.
Private Sector Expansion. The expansion of health coverage through the private sector as a result of the Health Reform Law, as enacted, will occur through new requirements on health insurers, employers and individuals. Commencing January 1, 2014, health insurance companies will be prohibited from imposing annual coverage limits, dropping coverage, excluding persons based upon pre-existing conditions or denying coverage for any individual who is willing to pay the premiums for such coverage. Effective January 1, 2011, each health plan must keep its annual non-medical costs lower than 15% of premium revenue for the group market and lower than 20% in the small group and individual markets or rebate its enrollees the amount spent in excess of the percentage. In addition, effective September 23, 2010, health insurers are not permitted to deny coverage to children based upon a pre-existing condition and must allow dependent care coverage for children up to 26 years old.
Larger employers will be subject to new requirements and incentives to provide health insurance benefits to their full-time employees. Effective January 1, 2014, employers with 50 or more employees that do not offer health insurance will be held subject to a penalty if an employee obtains coverage through an Exchange, if the coverage is subsidized by the government. The employer penalties will range from $2,000 to $3,000 per employee, subject to certain thresholds and conditions.

As enacted, the Health Reform Law uses various means to induce individuals who do not have health insurance to obtain coverage. By January 1, 2014, individuals will be required to maintain health insurance for a minimum defined set of benefits or pay a tax penalty. The penalty in most cases is $95 in 2014, $325 in 2015, $695 in 2016, and indexed to a cost of living adjustment in subsequent years. The Internal Revenue Service (“IRS”), in consultation with the Department, is responsible for enforcing the tax penalty, although the Health Reform Law limits the availability of certain IRS enforcement mechanisms. In addition, for individuals and families below 400% of the FPL, the cost of obtaining health insurance will be subsidized by the federal government. Those with lower incomes will be eligible to receive greater subsidies. It is anticipated that those at the lowest income levels will have the majority of their premiums subsidized by the federal government, in some cases in excess of 95% of the premium amount.
To facilitate the purchase of health insurance by individuals and small employers, each state must establish an Exchange by January 1, 2014. Based on CBO and CMS estimates, between 29 and 31 million individuals will obtain their health insurance coverage through an Exchange by 2019. Of that amount, an estimated 16 million will be individuals who were previously uninsured, and 13 to 15 million will be individuals who switched from their prior insurance coverage to a plan obtained through the Exchange. The Health Reform Law requires that the Exchanges be designed to make the process of evaluating, comparing and acquiring coverage simple for consumers. For example, each state’s Exchange must maintain an internet website through which consumers may access health plan ratings that are assigned by the state based on quality and price, view governmental health program eligibility requirements and calculate the actual cost of health coverage. Health insurers participating in the Exchange must offer a set of minimum benefits to be defined by the Department and may offer more benefits. Health insurers must offer at least two, and up to five, levels of plans that vary by the percentage of medical expenses that must be paid by the enrollee. These levels are referred to as platinum, gold, silver, bronze and catastrophic plans, with gold and silver being the two mandatory levels of plans. Each level of plan must require the enrollee to share the following percentages of medical expenses up to the deductible/co-payment limit: platinum, 10%; gold, 20%; silver, 30%; bronze, 40%; and catastrophic, 100%. Health insurers may establish varying deductible/co-payment levels, up to the statutory maximum (estimated to be between $6,000 and $7,000 for an individual). The health insurers must cover 100% of the amount of medical expenses in excess of the deductible/co-payment limit. For example, an individual making 100% to 200% of the FPL will have co-payments and deductibles reduced to about one-third of the amount payable by those with the same plan with incomes at or above 400% of the FPL.
Public Program Spending
The Health Reform Law provides for Medicare, Medicaid and other federal healthcare program spending reductions between 2010 and 2019. The CBO estimates that these will include $156 billion in Medicare fee-for-service market basket and productivity reimbursement reductions for all providers, the majority of which will come from hospitals; CMS sets this estimate at $233 billion. The CBO estimates also include an additional $36 billion in reductions of Medicare and Medicaid DSH funding ($22 billion for Medicare and $14 billion for Medicaid). CMS estimates include an additional $64 billion in reductions of Medicare and Medicaid DSH funding, with $50 billion of the reductions coming from Medicare.
Payments for Hospitals and ASCs
Inpatient Market Basket and Productivity Adjustment. Under the Medicare program, hospitals receive reimbursement under a prospective payment system for general, acute care hospital inpatient services. CMS establishes fixed prospective payment system payment amounts per inpatient discharge based on the patient’s assigned MS-DRG. These MS-DRG rates are updated each federal fiscal year, which begins October 1, using the market basket, which takes into account inflation experienced by hospitals and other entities outside the healthcare industry in purchasing goods and services.
The Health Reform Law provides for three types of annual reductions in the market basket. The first is a general reduction of a specified percentage each federal fiscal year starting in 2010 and extending through 2019. These reductions are as follows: federal fiscal year 2010, 0.25% for discharges occurring on or after April 1, 2010; 2011, 0.25%; 2012, 0.1%; 2013, 0.1%; 2014, 0.3%; 2015, 0.2%; 2016, 0.2%; 2017, 0.75%; 2018, 0.75%; and 2019, 0.75%.

The second type of reduction to the market basket is a “productivity adjustment” that will be implemented by the Department beginning in federal fiscal year 2012. The amount of that reduction will be the projected nationwide productivity gains over the preceding 10 years. To determine the projection, the Department will use the Bureau of Labor Statistics (“BLS”) 10-year moving average of changes in specified economy-wide productivity (the BLS data is typically a few years old). The Health Reform Law does not contain guidelines for the Department to use in projecting the productivity figure. Based upon the latest available data, federal fiscal year 2012 market basket reductions resulting from this productivity adjustment are likely to range from 1% to 1.4%. CMS estimates that the combined market basket and productivity adjustments will reduce Medicare payments under the inpatient prospective payment system by $112.6 billion from 2010 to 2019.
The third type of reduction is in connection with the value-based purchasing program discussed in more detail below. Beginning in federal fiscal year 2013, CMS will reduce the inpatient prospective payment system payment amount for all discharges by the following: 1% for 2013; 1.25% for 2014; 1.5% for 2015; 1.75% for 2016; and 2% for 2017 and subsequent years. For each federal fiscal year, the total amount collected from these reductions will be pooled and used to fund payments to hospitals that satisfy certain quality metrics. While some or all of these reductions may be recovered if a hospital satisfies these quality metrics, the recovery amounts may be delayed.
If the aggregate of the three market basket reductions described above is more than the annual market basket adjustments made to account for inflation, there will be a reduction in the MS-DRG rates paid to hospitals. For example, if market basket increases to account for inflation would result in a 2% market basket update and the aggregate Health Reform Law market basket adjustments would result in a 3% reduction, then the rates paid to a hospital for inpatient services would be 1% less than rates paid for the same services in the prior year.
Quality-Based Payment Adjustments and Reductions for Inpatient Services. The Health Reform Law establishes or expands three provisions to promote value-based purchasing and to link payments to quality and efficiency. First, in federal fiscal year 2013, the Department is directed to implement a value-based purchasing program for inpatient hospital services. This program will reward hospitals that meet certain quality performance standards established by the Department. The Health Reform Law provides the Department considerable discretion over the value-based purchasing program. For example, the Department will have the authority to determine the quality performance measures, the standards hospitals must achieve in order to meet the quality performance measures, and the methodology for calculating payments to hospitals that meet the required quality threshold. The Department will also determine how much money each hospital will receive from the pool of dollars created by the reductions related to the value-based purchasing program as described above. Because the Health Reform Law provides that the pool will be fully distributed, hospitals that meet or exceed the quality performance standards set by the Department will receive greater reimbursement under the value-based purchasing program than they would have otherwise. On the other hand, hospitals that do not achieve the necessary quality performance will receive reduced Medicare inpatient hospital payments.
Second, beginning in federal fiscal year 2013, inpatient payments will be reduced if a hospital experiences “excessive readmissions” within a 30-day period of discharge for heart attack, heart failure, pneumonia or other conditions designated by the Department. Hospitals with what the Department defines as “excessive readmissions” for these conditions will receive reduced payments for all inpatient discharges, not just discharges relating to the conditions subject to the excessive readmission standard. Each hospital’s performance will be publicly reported by the Department. The Department has the discretion to determine what “excessive readmissions” means, the amount of the payment reduction and other terms and conditions of this program.
Third, reimbursement will be reduced based on a facility’s HAC rates. A HAC is a condition that is acquired by a patient while admitted as an inpatient in a hospital, such as a surgical site infection. Beginning in federal fiscal year 2015, hospitals that rank in the highest 25% nationally of HACs for all hospitals in the previous year will receive a 1% reduction in their total Medicare payments. In addition, effective July 1, 2011, the Health Reform Law prohibits the use of federal funds under the Medicaid program to reimburse providers for medical services provided to treat HACs.
Outpatient Market Basket and Productivity Adjustment. Hospital outpatient services paid under the prospective payment system are classified into APCs. The APC payment rates are updated each calendar year based on the market basket. The first two market basket changes outlined above — the general reduction and the productivity adjustment — apply to outpatient services as well as inpatient services, although these are applied on a calendar year basis. The percentage changes specified in the Health Reform Law summarized above as the general reduction for inpatients — e.g., 0.2% in 2015 — are the same for outpatients. CMS estimates that the combined market basket and productivity adjustments will reduce Medicare payments under the outpatient prospective payment system by $26.3 billion from 2010 to 2019.
Inpatient Rehabilitation Hospitals and Units. The first two market basket changes outlined above for inpatient services—the general reduction and the productivity adjustment—also apply to inpatient rehabilitation services. The percentage changes specified in the Health Reform Law summarized above as the general reduction for inpatients—e.g., 0.2% in 2015—are the same for rehabilitation inpatients. CMS estimates that the combined market basket and productivity adjustments will reduce Medicare payments under the inpatient rehabilitation facilities prospective payment system by $5.7 billion from 2010 to 2019. Further, beginning in federal fiscal year 2014, inpatient rehabilitation facilities will be required to report quality measures to the Department or will receive a two percentage point reduction to the market basket update.
Inpatient Psychiatric Facilities. The first two market basket changes outlined above for inpatient services—the general reduction and the productivity adjustment—also apply to inpatient psychiatric services. The percentage changes specified in the Health Reform Law summarized above as the general reduction for inpatients—e.g., 0.2% in 2015—are the same for psychiatric inpatients, although these are applied on a rate year basis. CMS estimates that the combined market basket and productivity adjustments will reduce Medicare payments under the inpatient psychiatric facilities prospective payment system by $4.3 billion from 2010 to 2019.

Medicare and Medicaid Disproportionate Share Hospital Payments. The Medicare DSH program provides for additional payments to hospitals that treat a disproportionate share of low-income patients. Under the Health Reform Law, beginning in federal fiscal year 2014, Medicare DSH payments will be reduced to 25% of the amount they otherwise would have been absent the new law. The remaining 75% of the amount that would otherwise be paid under Medicare DSH will be effectively pooled, and this pool will be reduced further each year by a formula that reflects reductions in the national level of uninsured who are under 65 years of age. In other words, the greater the level of coverage for the uninsured nationally, the more the Medicare DSH payment pool will be reduced. Each hospital will then be paid, out of the reduced DSH payment pool, an amount allocated based upon its level of uncompensated care.
It is difficult to predict the full impact of the Medicare DSH reductions. The CBO estimates that the Health Reform Law will result in $22 billion in reductions to Medicare DSH payments between 2010 and 2019, but CMS estimates reimbursement reductions totaling $50 billion during that same time period. The Health Reform Law does not mandate what data source the Department must use to determine the reduction, if any, in the uninsured population nationally. In addition, the Health Reform Law does not contain a definition of “uncompensated care.” As a result, it is unclear how a hospital’s share of the Medicare DSH payment pool will be calculated. CMS could use the definition of “uncompensated care” used in connection with hospital cost reports.
However, in July 2009, CMS proposed material revisions to the definition of “uncompensated care” used for cost report purposes. Those revisions would exclude certain significant costs that had historically been covered, such as unreimbursed costs of Medicaid services. CMS has not issued a final rule, and the Health Reform Law does not require the Department to use this definition, even if finalized, for DSH purposes. How CMS ultimately defines “uncompensated care” for purposes of these DSH funding provisions could have a material effect on a hospital’s Medicare DSH reimbursements.
In addition to Medicare DSH funding, hospitals that provide care to a disproportionately high number of low-income patients may receive Medicaid DSH payments. The federal government distributes federal Medicaid DSH funds to each state based on a statutory formula. The states then distribute the DSH funding among qualifying hospitals. Although federal Medicaid law defines some level of hospitals that must receive Medicaid DSH funding, states have broad discretion to define additional hospitals that also may qualify for Medicaid DSH payments and the amount of such payments. The Health Reform Law will reduce funding for the Medicaid DSH hospital program in federal fiscal years 2014 through 2020 by the following amounts: 2014, $500 million; 2015, $600 million; 2016, $600 million; 2017, $1.8 billion; 2018, $5 billion; 2019, $5.6 billion; and 2020, $4 billion. How such cuts are allocated among the states, and how the states allocate these cuts among providers, have yet to be determined.
Accountable Care Organizations. The Health Reform Law requires the Department to establish a Medicare Shared Savings Program that promotes accountability and coordination of care through the creation of Accountable Care Organizations (“ACOs”). Beginning no later than January 1, 2012, the program will allow providers (including hospitals), physicians and other designated professionals and suppliers to form ACOs and voluntarily work together to invest in infrastructure and redesign delivery processes to achieve high quality and efficient delivery of services. The program is intended to produce savings as a result of improved quality and operational efficiency. ACOs that achieve quality performance standards established by the Department will be eligible to share in a portion of the amounts saved by the Medicare program. The Department has significant discretion to determine key elements of the program, including what steps providers must take to be considered an ACO, how to decide if Medicare program savings have occurred and what portion of such savings will be paid to ACOs. In addition, the Department will determine to what degree hospitals, physicians and other eligible participants will be able to form and operate an ACO without violating certain existing laws, including the federal Civil Monetary Penalty Law, the anti-kickback statute and the Stark Law. However, the Health Reform Law does not authorize the Department to waive other laws that may impact the ability of hospitals and other eligible participants to participate in ACOs, such as antitrust laws.

Bundled Payment Pilot Programs. The Health Reform Law requires the Department to establish a five-year, voluntary national bundled payment pilot program for Medicare services beginning no later than January 1, 2013. Under the program, providers would agree to receive one payment for services provided to Medicare patients for certain medical conditions or episodes of care. The Department will have the discretion to determine how the program will function. For example, the Department will determine what medical conditions will be included in the program and the amount of the payment for each condition. In addition, the Health Reform Law provides for a five-year bundled payment pilot program for Medicaid services to begin January 1, 2012. The Department will select up to eight states to participate based on the potential to lower costs under the Medicaid program while improving care. State programs may target particular categories of beneficiaries, selected diagnoses or geographic regions of the state. The selected state programs will provide one payment for both hospital and physician services provided to Medicaid patients for certain episodes of inpatient care. For both pilot programs, the Department will determine the relationship between the programs and restrictions in certain existing laws, including the federal Civil Monetary Penalty Law, the anti-kickback statute, the Stark Law and the HIPAA privacy, security and transaction standard requirements. However, the Health Reform Law does not authorize the Department to waive other laws that may impact the ability of hospitals and other eligible participants to participate in the pilot programs, such as antitrust laws.
Ambulatory Surgery Centers. The Health Reform Law reduces reimbursement for ASCs through a productivity adjustment to the market basket similar to the productivity adjustment for inpatient and outpatient hospital services, beginning in federal fiscal year 2011.
Medicare Managed Care (Medicare Advantage or “MA”). Under the MA program, the federal government contracts with private health plans to provide inpatient and outpatient benefits to beneficiaries who enroll in such plans. Nationally, approximately 24% of Medicare beneficiaries have elected to enroll in MA plans. Effective in 2014, the Health Reform Law requires MA plans to keep annual administrative costs lower than 15% of annual premium revenue. The Health Reform Law reduces, over a three year period, premium payments to the MA Plans such that CMS’ managed care per capita premium payments are, on average, equal to traditional Medicare. As a result of these changes, the CBO and CMS, respectively, estimate that payments to MA plans will be reduced by $138 to $145 billion between 2010 and 2019. These reductions to MA plan premium payments may cause some plans to raise premiums or limit benefits, which in turn might cause some Medicare beneficiaries to terminate their MA coverage and enroll in traditional Medicare.
Physician-owned Hospitals. The Health Reform Law prohibits newly created physician-owned hospitals from billing for Medicare patients referred by their physician owners. As a result, the new law effectively prevents the formation of physician-owned hospitals after December 31, 2010. While the new law grandfathers existing physician-owned hospitals, including our facilities that have physician ownership, it does not allow these hospitals to increase the percentage of physician ownership and significantly restricts their ability to expand services.
Program Integrity and Fraud and Abuse
The Health Reform Law makes several significant changes to healthcare fraud and abuse laws, provides additional enforcement tools to the government, increases cooperation between agencies by establishing mechanisms for the sharing of information and enhances criminal and administrative penalties for non-compliance. For example, the Health Reform Law: (1) provides $350 million in increased federal funding over the next 10 years to fight healthcare fraud, waste and abuse; (2) expands the scope of the RAC program to include MA plans and Medicaid; (3) authorizes the Department, in consultation with the Office of Inspector General (“OIG”), to suspend Medicare and Medicaid payments to a provider of services or a supplier “pending an investigation of a credible allegation of fraud;” (4) provides Medicare contractors with additional flexibility to conduct random prepayment reviews; and (5) tightens up the requirements for returning overpayments made by governmental health programs and expands the federal False Claims Act liability to include failure to report and return an overpayment within 60 days of identifying the overpayment or by the date a corresponding cost report is due, whichever is later.
Impact of Health Reform Law on Our Company
The expansion of health insurance coverage under the Health Reform Law may result in a material increase in the number of patients using our facilities who have either private or public program coverage. In addition, a disproportionately large percentage of the new Medicaid coverage is likely to be in states that currently have relatively low income eligibility requirements. Further, the Health Reform Law provides for a value-based purchasing program, the establishment of ACOs and bundled payment pilot programs, which will create possible sources of additional revenue.

However, it is difficult to predict the potential amount of additional revenue resulting from these elements of the Health Reform Law, because of uncertainty surrounding a number of material factors, including the following:
•	how many previously uninsured individuals will obtain coverage as a result of the Health Reform Law (while the CBO estimates 32 million, CMS estimates almost 34 million; both agencies made a number of assumptions to derive that figure, including how many individuals will ignore substantial subsidies and decide to pay the penalty rather than obtain health insurance and what percentage of people in the future will meet the new Medicaid income eligibility requirements);

•	what percentage of the newly insured patients will be covered under the Medicaid program and what percentage will be covered by private health insurers;

•	the extent to which states will enroll new Medicaid participants in managed care programs;

•	the pace at which insurance coverage expands, including the pace of different types of coverage expansion;

•	the change, if any, in the volume of inpatient and outpatient hospital services that are sought by and provided to previously uninsured individuals;

•	the rate paid to hospitals by private payors for newly covered individuals, including those covered through the newly created Exchanges and those who might be covered under the Medicaid program under contracts with the state;

•	the rate paid by state governments under the Medicaid program for newly covered individuals;

•	how the value-based purchasing and other quality programs will be implemented;

•	the percentage of individuals in the Exchanges who select the high deductible plans, since health insurers offering those kinds of products have traditionally sought to pay lower rates to hospitals;

•	the extent to which the net effect of the Health Reform Law, including the prohibition on excluding individuals based on pre-existing conditions, the requirement to keep medical costs lower than a specified percentage of premium revenue, other health insurance reforms and the annual fee applied to all health insurers, will put pressure on the profitability of health insurers, which in turn might cause them to seek to reduce payments to hospitals with respect to both newly insured individuals and their existing business; and

•	the possibility that implementation of provisions expanding health insurance coverage will be delayed or even blocked due to court challenges or revised or eliminated as a result of court challenges and efforts to repeal or amend the new law.

On the other hand, the Health Reform Law provides for significant reductions in the growth of Medicare spending, reductions in Medicare and Medicaid DSH payments and the establishment of programs where reimbursement is tied to quality and integration. Reductions in Medicare and Medicaid spending may significantly impact our business and could offset any positive effects of the Health Reform Law. It is difficult to predict the amount of potential revenue reductions resulting from reduced Medicare and Medicaid spending because of uncertainty regarding a number of material factors, including the following:
•	the amount of overall revenues we will generate from Medicare and Medicaid business when the reductions are implemented;

•	whether reductions required by the Health Reform Law will be changed by statute prior to becoming effective;

•	the size of the Health Reform Law’s annual productivity adjustment to the market basket beginning in 2012 payment years;

•	the amount of the Medicare DSH reductions that will be made, commencing in federal fiscal year 2014;

•	the allocation to our hospitals of the Medicaid DSH reductions, commencing in federal fiscal year 2014;

•	what the losses in revenues will be, if any, from the Health Reform Law’s quality initiatives;

•	how successful ACOs will be at coordinating care and reducing costs;

•	the scope and nature of potential changes to Medicare reimbursement methods, such as an emphasis on bundling payments or coordination of care programs;

•	whether our revenues from private supplemental Medicaid reimbursement programs will be adversely affected, because there may be fewer indigent, non-Medicaid patients for whom we provide services pursuant to these programs; and

•	reductions to Medicare payments CMS may impose for “excessive readmissions.
Because of the many variables involved, we are unable to predict the net effect of the expected increases in insured individuals using our facilities, the reductions in Medicare spending, including Medicare and Medicaid DSH funding, and numerous other provisions in the Health Reform Law that may affect our business. Further, it is unclear how federal lawsuits challenging the constitutionality of the Health Reform Law will be resolved or what the impact will be of any resulting changes to the law. For example, should the requirement that individuals maintain health insurance ultimately be deemed unconstitutional but the prohibition on health insurers excluding coverage due to pre-existing conditions be maintained, significant disruption to the health insurance industry could result, which could impact our revenues and operations.
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
All of our operating hospitals are certified under the Medicare program and are accredited by either The Joint Commission or Det Norske Veritas (“DNV”), the effect of which is to permit the facilities to participate in the Medicare and Medicaid programs. If any facility loses its accreditation by either The Joint Commission or DNV, as applicable, the facility would be subject to state surveys, potentially be subject to increased scrutiny by CMS and likely lose payment from non-government payors. We intend to conduct our operations in compliance with current applicable federal, state, local and independent review body regulations and standards, but we cannot assure you that government agencies or other entities enforcing such requirements would find our facilities in compliance with such requirements. Licensure, certification, or accreditation requirements also may require notification or approval in the event of certain transfers or changes in ownership or organization. Requirements for licensure, certification and accreditation are subject to change and, in order to remain qualified, we may need to make changes in our facilities, equipment, personnel and services.

Utilization Review
Federal law contains numerous provisions designed to ensure that services rendered by hospitals to Medicare and Medicaid patients meet professionally recognized standards and are medically necessary and that claims for reimbursement are properly filed. These provisions include a requirement that a sampling of admissions of Medicare and Medicaid patients be reviewed by quality improvement organizations that analyze the appropriateness of Medicare and Medicaid patient admissions and discharges, quality of care provided, validity of diagnosis related group classifications and appropriateness of cases of extraordinary length of stay or cost. Quality improvement organizations may deny payment for services provided, assess fines and recommend to the Department that a provider not in substantial compliance with the standards of the quality improvement organization be excluded from participation in the Medicare program. Most non-governmental managed care organizations also require utilization review.
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
Among these statutes is a section of the Social Security Act known as the federal anti-kickback statute. This law prohibits providers and others from soliciting, receiving, offering or paying, directly or indirectly, any remuneration with the intent of generating referrals or orders for services or items covered by a federal healthcare program. Courts have interpreted this law broadly and held that there is a violation of the anti-kickback statute if just one purpose of the remuneration is to generate referrals, even if there are other lawful purposes. The Health Reform Law further provides that knowledge of the law or intent to violate the law is not required to establish a violation of the anti-kickback statute.
The OIG has published final safe harbor regulations that outline categories of activities that are deemed protected from prosecution under the anti-kickback statute. Currently there are safe harbors for various activities, including the following: investment interests, space rental, equipment rental, practitioner recruitment, personal services and management contracts, sale of practice, referral services, warranties, discounts, employees, group purchasing organizations, waiver of beneficiary coinsurance and deductible amounts, managed care arrangements, obstetrical malpractice insurance subsidies, investments in group practices, ambulatory surgery centers, and referral agreements for specialty services.
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
The OIG, among other regulatory agencies, is responsible for identifying and eliminating fraud, abuse and waste. The OIG carries out this mission through a nationwide program of audits, investigations and inspections. In order to provide guidance to healthcare providers, the OIG has from time to time issued “fraud alerts” that, although they do not have the force of law, identify features of a transaction that may indicate that the transaction could violate the anti-kickback statute or other federal healthcare laws. The OIG has identified several incentive arrangements as potential violations, including:
•	payment of any incentive by the hospital when a physician refers a patient to the hospital;
•	use of free or significantly discounted office space or equipment for physicians in facilities usually located close to the hospital;
•	provision of free or significantly discounted billing, nursing, or other staff services;

•	free training for a physician’s office staff, including management and laboratory techniques;
•	guarantees that provide that, if the physician’s income fails to reach a predetermined level, the hospital will pay any portion of the remainder;
•	low-interest or interest-free loans, or loans that may be forgiven if a physician refers patients to the hospital;
•	payment of the costs of a physician’s travel and expenses for conferences or a physician’s continuing education courses;
•	coverage on the hospital’s group health insurance plans at an inappropriately low cost to the physician;
•	rental of space in physician offices, at other than fair market value terms, by persons or entities to which physicians refer;
•	payment for services that require few, if any, substantive duties by the physician, or payment for services in excess of the fair market value of the services rendered; or
•	“gainsharing,” the practice of giving physicians a share of any reduction in a hospital’s costs for patient care attributable in part to the physician’s efforts.
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
We have a variety of financial relationships with physicians who refer patients to our hospitals. As of October 1, 2010, physicians own interests in eight of our full service acute care hospitals. We also have other joint venture relationships with physicians and contracts with physicians providing for a variety of financial arrangements, including employment contracts, leases and professional service agreements. We provide financial incentives to recruit physicians to relocate to communities served by our hospitals, including minimum cash collections guarantees and forgiveness of repayment obligations. Although we have established policies and procedures to ensure that our arrangements with physicians comply with current law and available interpretations, we cannot assure you that regulatory authorities that enforce these laws will not determine that some of these arrangements violate the anti-kickback statute or other applicable laws. Violation of the anti-kickback statute is a felony, and such a determination could subject us to liabilities under the Social Security Act, including criminal penalties of imprisonment or fines, civil penalties up to $50,000, damages up to three times the total amount of the improper payment to the referral source and exclusion from participation in Medicare, Medicaid or other federal healthcare programs, any of which could have a material adverse effect on our business, financial condition or results of operations.
The Social Security Act also imposes criminal and civil penalties for submitting false claims to Medicare and Medicaid. False claims include, but are not limited to, billing for services not rendered, misrepresenting actual services rendered in order to obtain higher reimbursement and cost report fraud. Like the anti-kickback statute, these provisions are very broad. Further, the Social Security Act contains civil penalties for conduct including improper coding and billing for unnecessary goods and services. Pursuant to the Health Reform Law, civil penalties may be imposed for the failure to report and return an overpayment within 60 days of identifying the overpayment or by the date a corresponding cost report is due, whichever is later. To avoid liability, providers must, among other things, carefully and accurately code claims for reimbursement, as well as accurately prepare cost reports.

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
HIPAA broadened the scope of the fraud and abuse laws by adding several criminal provisions for healthcare fraud offenses that apply to all health benefit programs. This act also created new enforcement mechanisms to combat fraud and abuse, including the Medicare Integrity Program and an incentive program under which individuals can receive up to $1,000 for providing information on Medicare fraud and abuse that leads to the recovery of at least $100 of Medicare funds. In addition, federal enforcement officials now have the ability to exclude from Medicare and Medicaid any investors, officers and managing employees associated with business entities that have committed healthcare fraud. Additionally, this act establishes a violation for the payment of inducements to Medicare or Medicaid beneficiaries in order to influence those beneficiaries to order or receive services from a particular provider or practitioner.
The Social Security Act also includes a provision commonly known as the “Stark Law.” This law prohibits physicians from referring Medicare and Medicaid patients to entities with which they or any of their immediate family members have a financial relationship for the provision of certain designated health services that are reimbursable by Medicare or Medicaid, including inpatient and outpatient hospital services. The law also prohibits the entity from billing the Medicare program for any items or services that stem from a prohibited referral. Sanctions for violating the Stark Law include civil monetary penalties up to $15,000 per item or service improperly billed and exclusion from the federal healthcare programs. There are a number of exceptions to the self-referral prohibition, including an exception for a physician’s ownership interest in an entire hospital, although the Health Reform Law significantly restricts this exception. There are also exceptions for many of the customary financial arrangements between physicians and providers, including employment contracts, leases, professional services agreements, non-cash gifts having a value less than $355 (effective for calendar year 2010) and recruitment agreements. Unlike safe harbors under the anti-kickback statute, with which compliance is voluntary, an arrangement must comply with every requirement of the appropriate Stark Law exception or the arrangement is in violation of the Stark Law. Further, intent does not have to be proven to establish a violation of the Stark Law.
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
Historically the Stark Law has contained an exception, commonly referred to as the whole hospital exception, allowing physicians to own an interest in an entire hospital, as opposed to an interest in a hospital department. However, the Health Reform Law significantly narrows the Stark Law’s whole hospital exception. Specifically, the whole hospital exception will be available only to hospitals that have physician ownership in place as of March 23, 2010 and a Medicare provider agreement effective as of December 31, 2010. Thus, the Health Reform Law effectively prevents the formation of new physician-owned hospitals. On November 2, 2010, CMS issued a final rule implementing certain provisions of the amended whole hospital exception. While the amended whole hospital exception grandfathers certain existing physician-owned hospitals, including ours, it generally prohibits a grandfathered hospital from increasing its aggregate percentage of physician ownership beyond the aggregate level that was in place as of March 23, 2010. Further, subject to limited exceptions, a grandfathered physician-owned hospital may not increase its aggregate number of operating rooms, procedure rooms, and beds for which it is licensed beyond the number as of March 23, 2010.

The whole hospital exception, as amended, also contains additional disclosure requirements. For example, a grandfathered physician-owned hospital is required to submit an annual report to the Department listing each investor in the hospital, including all physician owners. In addition, grandfathered physician-owned hospitals must have procedures in place that require each referring physician owner to disclose to patients, with enough notice for the patient to make a meaningful decision regarding receipt of care, the physician’s ownership interest and, if applicable, any ownership interest held by the treating physician. A grandfathered physician-owned hospital also must disclose on its web site and in any public advertising the fact that it has physician ownership. The Health Reform Law requires grandfathered physician-owned hospitals to comply with these new requirements by September 23, 2011 and requires the Department to audit hospitals’ compliance beginning no later than May 1, 2012.
In addition to the restrictions and disclosure requirements applicable to physician-owned hospitals set forth in the Health Reform Law, CMS regulations require physician-owned hospitals and their physician owners to disclose certain ownership information to patients. Physician-owned hospitals that receive referrals from physician owners must disclose in writing to patients that such hospitals are owned by physicians and that patients may receive a list of the hospitals’ physician investors upon request. Additionally, a physician-owned hospital must require all physician owners who are members of the hospital’s medical staff to agree, as a condition of continued medical staff membership or admitting privileges, to disclose in writing to all patients whom they refer to the hospital their (or an immediate family member’s) ownership interest in the hospital. A hospital is considered to be physician-owned if any physician, or an immediate family member of a physician, holds debt, stock or other types of investment in the hospital or in any owner of the hospital, excluding physician ownership through publicly traded securities that meet certain conditions. If a hospital fails to comply with these regulations, the hospital could lose its Medicare provider agreement and be unable to participate in Medicare.
Sanctions for violating the Stark Law include denial of payment, civil monetary penalties of up to $15,000 per claim submitted and exclusion from the federal healthcare programs. The statute also provides for a penalty of up to $100,000 for a scheme intended to circumvent the Stark Law prohibitions.
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
Many of the states in which we operate also have adopted laws that prohibit payments to physicians in exchange for referrals similar to the federal anti-kickback statute or that otherwise prohibit fraud and abuse activities. Many states also have passed self-referral legislation similar to the Stark Law, prohibiting the referral of patients to entities with which the physician has a financial relationship. Often these state laws are broad in scope and may apply regardless of the source of payment for care. These statutes typically provide criminal and civil penalties, as well as loss of licensure. Little precedent exists for the interpretation or enforcement of these state laws.
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
The Federal False Claims Act and Similar State Laws
Another trend affecting the healthcare industry today is the increased use of the federal False Claims Act (“FCA”) and, in particular, actions being brought by individuals on the government’s behalf under the FCA’s “qui tam” or whistleblower provisions. Whistleblower provisions allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the federal government. If the government intervenes in the action and prevails, the party filing the initial complaint may share in any settlement or judgment. If the government does not intervene in the action, the whistleblower plaintiff may pursue the action independently and may receive a larger share of any settlement or judgment. When a private party brings a qui tam action under the FCA, the defendant generally will not be made aware of the lawsuit until the government commences its own investigation or makes a determination whether it will intervene. Further, every entity that receives at least $5.0 million annually in Medicaid payments must have written policies for all employees, contractors or agents, providing detailed information about false claims, false statements and whistleblower protections under certain federal laws, including the FCA, and similar state laws.

When a defendant is determined by a court of law to be liable under the FCA, the defendant must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 to $11,000 for each separate false claim. Settlements entered into prior to litigation usually involve a less severe calculation of damages. There are many potential bases for liability under the FCA. Liability often arises when an entity knowingly submits a false claim for reimbursement to the federal government. The FCA broadly defines the term “knowingly”. Although simple negligence will not give rise to liability under the FCA, submitting a claim with reckless disregard to its truth or falsity can constitute “knowingly” submitting a false claim and result in liability. In some cases, whistleblowers, the federal government and courts have taken the position that providers who allegedly have violated other statutes, such as the anti-kickback statute or the Stark Law, have thereby submitted false claims under the FCA. The Health Reform Law clarifies this issue with respect to the anti-kickback statute by providing that submission of a claim for an item or service generated in violation of the anti-kickback statute constitutes a false or fraudulent claim under the FCA. The Fraud Enforcement and Recovery Act of 2009 expanded the scope of the FCA by, among other things, creating liability for knowingly and improperly avoiding repayment of an overpayment received from the government and broadening protections for whistleblowers. Under the Health Reform Law, the FCA is implicated by the knowing failure to report and return an overpayment within 60 days of identifying the overpayment or by the date a corresponding cost report is due, whichever is later. Further, the FCA will cover payments involving federal funds in connection with the new health insurance exchanges to be created pursuant to the Health Reform Law.
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
Corporate Practice of Medicine/Fee Splitting
Certain of the states in which we operate have laws that prohibit unlicensed persons or business entities, including corporations, from employing physicians or laws that prohibit certain direct or indirect payments or fee-splitting arrangements between physicians and unlicensed persons or business entities. Possible sanctions for violations of these restrictions include loss of a physician’s license, civil and criminal penalties and rescission of business arrangements that may violate these restrictions. These statutes vary from state to state, are often vague and seldom have been interpreted by the courts or regulatory agencies. Although we exercise care to structure our arrangements with healthcare providers to comply with relevant state laws, we cannot assure you that governmental officials responsible for enforcing these laws will not assert that we, or transactions in which we are involved, are in violation of such laws, or that such laws ultimately will be interpreted by the courts in a manner consistent with our interpretations.
HIPAA Administrative Simplification and Privacy and Security Requirements
HIPAA requires the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the healthcare industry. The Department has established electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. In addition, HIPAA requires that each provider use a National Provider Identifier. In January 2009, CMS published a final rule making changes to the formats used for certain electronic transactions and requiring the use of updated standard code sets for certain diagnoses and procedures known as ICD-10 code sets. Although use of the ICD-10 code sets is not mandatory until October 1, 2013, we will be modifying our payment systems and processes to prepare for their implementation. Use of the ICD-10 code sets will require significant changes; however, we believe that the cost of compliance with these regulations has not had and is not expected to have a material adverse effect on our business, financial position or results of operations. The Health Reform law requires the Department to adopt standards for additional electronic transactions and to establish operating rules to promote uniformity in the implementation of each standardized electronic transaction.

As required by HIPAA, the Department has issued privacy and security regulations that extensively regulate the use and disclosure of individually identifiable health-related information and require healthcare providers to implement administrative, physical and technical practices to protect the security of individually identifiable health information that is electronically maintained or transmitted. ARRA broadens the scope of the HIPAA privacy and security regulations. In addition, ARRA extends the application of certain provisions of the security and privacy regulations to business associates (entities that handle identifiable health-related information on behalf of covered entities) and subjects business associates to civil and criminal penalties for violation of the regulations. On July 14, 2010, the Department issued a proposed rule that would implement these ARRA provisions. If finalized, these changes would likely require amendments to existing agreements with business associates and would subject business associates and their subcontractors to direct liability under the HIPAA privacy and security regulations. We have developed and utilize a HIPAA compliance plan as part of our effort to comply with HIPAA privacy and security requirements. The privacy regulations and security regulations have and will continue to impose significant costs on our facilities in order to comply with these standards.
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
There are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns. For example, in October 2007, the Federal Trade Commission issued a final rule requiring financial institutions and creditors, which arguably included hospitals and other healthcare providers, to implement written identity theft prevention programs to detect, prevent, and mitigate identity theft in connection with certain accounts. The enforcement date for this rule has been postponed until December 31, 2010. In addition, Congress recently has passed legislation that would restrict the definition of a “creditor” and may exempt many hospitals from complying with the rule.
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
Healthcare Industry Investigations
Significant media and public attention has focused in recent years on the hospital industry. Recently, increased attention has been paid by government investigators as well as private parties pursuing civil lawsuits to the amounts charged by hospitals to uninsured and indigent patients and the related collection practices of hospitals. Other current areas of interest include hospitals with high Medicare outlier payments and recruitment arrangements with physicians. Further, there are numerous ongoing federal and state investigations regarding multiple issues that have targeted hospital companies as well as their executives and managers. We have substantial Medicare, Medicaid and other governmental billings, which could result in heightened scrutiny of our operations. We continue to monitor these and all other aspects of our business and have developed a compliance program to assist us in gaining comfort that our business practices are consistent with both legal principles and current industry standards. However, because the law in this area is complex and constantly evolving, we cannot assure you that government investigations will not result in interpretations that are inconsistent with industry practices, including ours. In public statements surrounding current investigations, governmental authorities have taken positions on a number of issues, including some for which little official interpretation previously has been available, that appear to be inconsistent with practices that have been common within the industry and that previously have not been challenged in this manner. In some instances, government investigations that have in the past been conducted under the civil provisions of federal law may now be conducted as criminal investigations. Additionally, the federal government has indicated that it plans to expand its use of civil monetary penalties and Medicare program exclusions to focus on those in the healthcare industry who accept kickbacks or present false claims, in addition to the federal government’s continuing efforts to focus on the companies that offer or pay kickbacks. Failure to comply with applicable laws and regulations could subject us to significant regulatory action, including fines, penalties and exclusion from the Medicare and Medicaid programs.
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

The Health Reform Law allocates $350.0 million of additional federal funding over the next 10 years to fight healthcare fraud, waste and abuse, including $95.0 million for federal fiscal year 2011, $55.0 million for federal fiscal year 2012 and additional increased funding through 2016. In addition, government agencies and their agents, including Medicare Administrative Contractors, may conduct audits of our healthcare operations. Private payors may conduct similar audits, and we also perform internal audits and monitoring.
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

For fiscal 2011, our self-insured retention for professional and general liability coverage remains unchanged at $5.0 million per claim, with an excess aggregate limit of $55.0 million, and maximum coverage under our insurance policies of $75.0 million. Our self-insurance reserves for estimated claims incurred but not yet reported is based upon estimates determined by third-party actuaries. Funding for the self-insured retention of such claims is derived from operating cash flows. We cannot assure you that this insurance will continue to be available at reasonable prices that will allow us to maintain adequate levels of coverage. We also cannot assure you that our cash flow will be adequate to provide for professional and general liability claims in the future.
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
The cost of maintaining our information systems has increased significantly in recent years. Information systems maintenance expense increased $1.0 million to $9.0 million for the fiscal year ended September 30, 2010, as compared to the prior year. We expect the trend of increased maintenance costs in this area to continue in the future.

ARRA included approximately $26.0 billion in funding for various healthcare information technology (“IT”) initiatives, including incentives for hospitals and physicians to implement EHR - compatible systems. Implementation of these IT initiatives has been divided into three stages, with stage 1 requiring satisfaction in the 2012 year. Stage 1 requires providers and physicians to meet “meaningful use” standards which include electronically capturing health information in structured format, tracking key clinical conditions for coordination of care purposes, implementing clinical decision support tools to facilitate disease and medication management, using EHRs to engage patients and families, and reporting clinical quality measures and public health information. We have currently spent a total of $16.6 million towards meeting the meaningful use standards. Though additional investments in hardware and software will be required, we believe our historical capital investments in advanced clinicals and other information systems, as well as quality of care programs, provides a solid platform to build upon for timely compliance with the healthcare IT requirements of ARRA.
Employees and Medical Staff
As of September 30, 2010, we had 12,041 employees, including 3,431 part-time employees. We consider our employee relations to be good. We recruit and retain nurses and medical support personnel by creating a desirable, professional work environment, providing competitive wages, benefits and long-term incentives, and providing career development and other training programs. In order to supplement our current employee base, we have expanded our relationship with local colleges and universities, including our sponsorship of nursing scholarship programs, in our markets.
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
Compliance Program
Our compliance program is designed to ensure that we maintain high standards of conduct in the operation of our business and implement policies and procedures so that employees act in compliance with all applicable laws, regulations and company policies. The organizational structure of our compliance program includes a compliance committee of our board of directors, a corporate management compliance committee and local management compliance committees at each of our hospitals. These committees have the oversight responsibility for the effective development and implementation of our program. Our Vice President of Ethics and Business Practices, who reports directly to our Chief Executive Officer and to the compliance committee of our board of directors, serves as Chief Compliance Officer and is charged with direct responsibility for the development and implementation of our compliance program. Other features of our compliance program include the designation of a Regional Compliance Officer for each of our hospitals, periodic ethics and compliance training and effectiveness reviews, the development and implementation of policies and procedures, including a mechanism for employees to report, without fear of retaliation, any suspected legal or ethical violations.
Item 1A. Risk Factors.
Risks Related to Our Business
If We Are Unable To Retain And Negotiate Reasonable Contracts With Managed Care Plans, Our Net Revenue May Be Reduced.
Our ability to obtain reasonable contracts with health maintenance organizations, preferred provider organizations and other managed care plans significantly affects the revenue and operating results of our hospitals. Revenue derived from health maintenance organizations, preferred provider organizations and other managed care plans accounted for 40.2%, 43.0% and 46.0% of our hospitals’ net patient revenue for the years ended September 30, 2010, 2009 and 2008, respectively. Our hospitals have over 300 managed care contracts with no one commercial payor representing more than 10.0% of our net patient revenue. In most cases, we negotiate our managed care contracts annually as they come up for renewal at various times during the year. Further, many of these contracts are terminable by either party on relatively short notice. Our future success will depend, in part, on our ability to retain and renew our managed care contracts and enter into new managed care contracts on terms favorable to us. Other healthcare providers, including some with integrated health systems, provider networks, greater geographic coverage or a wider range of services, may impact our ability to enter into managed care contracts or negotiate increases in our reimbursement and other favorable terms and conditions. For example, some of our competitors may negotiate exclusivity provisions with managed care plans or otherwise restrict the ability of managed care companies to contract with us. In one region in which we operate, the largest healthcare provider organization controls one of the largest payor organizations and operates it primarily as a closed network. The patients enrolled in this integrated health system are largely unavailable to us. In addition, consolidation among managed care companies may reduce our ability to negotiate favorable contracts with such payors. It is not clear what impact, if any, the increased obligations on managed care and other payors imposed by the Health Reform Law will have on our ability to negotiate reimbursement increases. If we are unable to retain and negotiate favorable contracts with managed care plans or experience reductions in payment increases or amounts received from nongovernmental payors, our revenues may be reduced.
We Are Unable to Predict The Impact Of The Health Reform Law, Which Represents Significant Change To The Healthcare Industry.
The Health Reform Law represents significant change across the healthcare industry. As enacted, the Health Reform Law will decrease the number of uninsured individuals by expanding coverage to additional individuals through a combination of public program expansion and private sector health insurance reforms. The Health Reform Law expands eligibility under existing Medicaid programs and subsidizes states that create non-Medicaid plans for certain residents that do not qualify for Medicaid. Further, the Health Reform Law requires states to establish health insurance exchanges to facilitate the purchase of health insurance by individuals and small businesses. It also imposes financial penalties on individuals who fail to carry insurance coverage and certain employers that do not provide health insurance coverage. However, a federal district court recently ruled that the requirement for individuals to carry health insurance is unconstitutional. This ruling is subject to appeal. The Health Reform Law also establishes a number of health insurance market reforms, including a ban on lifetime limits and pre-existing condition exclusions, new benefit mandates, and increased dependent coverage. Although the expansion of health insurance coverage should increase revenues from providing care to certain previously uninsured individuals, many of these provisions of the Health Reform Law will not become effective until 2014 or later.
The Health Reform Law could adversely affect our business and results of operations due to provisions of the Health Reform Law that are intended to reduce Medicare and Medicaid healthcare costs. Among other things, the Health Reform Law will reduce market basket updates, reduce Medicare and Medicaid DSH funding, and expand efforts to tie payments to quality and integration. Any decrease in payment rates or an increase in rates that is below our increase in costs may adversely affect our results of operations. The Health Reform Law also provides additional resources to combat fraud, waste, and abuse, including expansion of the RAC program, which may result in increased costs for us to appeal or refund any alleged overpayments.
The Health Reform Law contains additional provisions intended to promote value-based purchasing. Effective July 1, 2011, the Health Reform Law will prohibit the use of federal funds under the Medicaid program to reimburse providers for medical assistance provided to treat any HACs. Further, effective in federal fiscal year 2013, hospitals with excessive readmissions for conditions designated by the Department will receive reduced payments for all inpatient discharges, not just discharges relating to the conditions subject to the excessive readmission standard. Beginning in federal fiscal year 2015, hospitals that fall into the highest 25% of national risk-adjusted HAC rates for all hospitals in the previous year will receive a 1% reduction in their total Medicare payments. The Health Reform Law also requires the Department to implement a value-based purchasing system for hospitals that will provide incentive payments to hospitals that meet or exceed certain quality performance standards and that will be funded through decreases in the inpatient prospective payment system market basket updates to all hospitals beginning in federal fiscal year 2013.
As enacted, the Health Reform Law will change how healthcare services are covered, delivered, and reimbursed. Because of the many variables involved, we are unable to predict the net effect on our operations of the expected increases in insured individuals using our facilities, the reductions in government healthcare spending, and numerous other provisions in the Health Reform Law that may affect us. Furthermore, we are unable to predict how providers, payors, and other market participants will respond to the various reform provisions, many of which will not be implemented for several years. There may be legislative efforts to delay implementation of, repeal or amend the Health Reform Law. In addition, implementation of these provisions could be delayed or even blocked due to court challenges. It is unclear how federal lawsuits challenging the constitutionality of the Health Reform Law will be resolved or what the impact will be of any resulting changes to the law. For example, should the requirement that individuals maintain health insurance ultimately be deemed unconstitutional but the prohibition on health insurers excluding coverage due to pre-existing conditions be maintained, significant disruption to the health insurance industry could result, which could impact our revenues and operations.

Changes In Governmental Healthcare Programs May Reduce Our Revenues.
Governmental healthcare programs, principally Medicare and Medicaid, including managed Medicare and managed Medicaid, accounted for 47.6%, 45.9% and 44.9% of our hospitals’ net patient revenue for the years ended September 30, 2010, 2009 and 2008, respectively. However, in recent years legislative and regulatory changes have limited, and in some cases reduced, the levels of payments that our hospitals receive for various services under the Medicare, Medicaid and other federal healthcare programs. For example, CMS has completed its transition to the MS-DRG system, which represents a refinement to the pre-existing diagnosis-related group system. Future changes to the MS-DRG system could impact the margins we receive for certain services. Further, the Health Reform Law provides for material reductions in the growth of Medicare program spending, including reductions in Medicare market basket updates and Medicare DSH funding. Medicare payments in federal fiscal year 2011 for inpatient hospital services are expected to be slightly lower than payments for the same services in federal fiscal year 2010 because of reductions resulting from the Health Reform Law and the MS-DRG implementation.
In some cases, commercial third-party payors and other payors, such as some state Medicaid programs, rely on all or portions of the Medicare MS-DRG system to determine payment rates, and therefore, adjustments that negatively impact Medicare payments may also negatively impact payments from Medicaid programs or commercial third-party payors and other payors.
In addition, from time to time, state legislatures consider measures to reform healthcare programs and coverage within their respective states. Because of economic conditions and other factors, a number of states are experiencing budget problems and have adopted or are considering legislation designed to reduce their Medicaid expenditures, including enrolling Medicaid recipients in managed care programs and imposing additional taxes on hospitals to help finance or expand states’ Medicaid systems. The states in which we operate have decreased funding for healthcare programs or made other structural changes resulting in a reduction in Medicaid hospital rates in recent years. Additional Medicaid spending cuts may be implemented in the future in the states in which we operate, including reductions in supplemental Medicaid reimbursement programs. Our Texas hospitals participate in private supplemental Medicaid reimbursement programs that are structured to expand the community safety net by providing indigent healthcare services and result in additional revenues for participating hospitals. We cannot predict whether the Texas private supplemental Medicaid reimbursement programs will continue or guarantee that revenues recognized from the programs will not decrease. The Health Reform Law provides for significant expansion of the Medicaid program, but these changes are not required until 2014.
We believe that hospital operating margins across the country, including ours, have been and may continue to be under pressure because of limited pricing flexibility and growth in operating expenses in excess of the increase in payments under the Medicare and other governmental programs. Current or future healthcare reform efforts, additional changes in laws or regulations regarding government health programs, or other changes in the administration of government health programs could have a material, adverse effect on our financial position and results of operations.
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

CMS publicizes performance data relating to quality measures that hospitals submit in connection with their Medicare reimbursement. Further, the Health Reform Law requires all hospitals annually to establish, update and make public a list of their standard charges for items and services. If any of our hospitals should achieve poor results (or results that are lower than our competitors) on these quality criteria, or if our standard charges are higher than those published by our competitors, our patient volumes could decline. In the future, other trends toward clinical transparency and value-based purchasing of healthcare services may have an adverse impact on our competitive position and patient volume.
If We Continue To Experience A Shift in Payor Mix From Commercial And Managed Care Payors To Medicaid and Managed Medicaid, Our Revenue and Results Of Operations Could Be Adversely Affected.
We have experienced a shift in our patient volumes and revenue from commercial and managed care payors to Medicaid and managed Medicaid. This has resulted in margin pressures from expending the same amount of resources for patient care, but for less reimbursement. This shift is reflective of continued high unemployment and the resulting increases in states’ Medicaid rolls. The decline in managed care volume and revenue is not only indicative of the depressed labor market, but also utilization behavior of the insured population resulting from higher deductible and co-insurance plans from employers which, in turn, has resulted in delays or deferral of elective and non-emergent procedures. Given the high rate of unemployment and its impact on the economy, particularly in the markets we serve, we expect the increase in our Medicaid and managed Medicaid payor mixes to continue until the U.S. economy experiences an economic recovery that includes job growth and declining unemployment.
If We Experience Further Growth In Volume And Revenue Related To Uncompensated Care, Our Financial Condition Or Results Of Operations Could Be Adversely Affected.
Like others in the hospital industry, we have experienced increased levels of uncompensated care, including charity care and our provision for bad debts. Our provision for bad debts and charity care as a percentage of acute care revenue has increased in recent years due to a growth in self-pay volume and revenue resulting in large part from an increase in the number of uninsured patients, along with an increase in the amount of co-payments and deductibles passed on by employers to employees. In addition, as a result of the recent economic downturn and high levels of unemployment, we believe that our hospitals may continue to experience growth in bad debts and charity care. While the Health Reform Law seeks to decrease over time the number of uninsured individuals through expanding Medicaid and incentivizing employers to offer, and requiring individuals to carry, health insurance or be subject to penalties, these provisions, as enacted, generally will not become effective until January 1, 2014. It is difficult to predict the full impact of the Health Reform Law due to the law’s complexity, lack of implementing regulations or interpretive guidance, gradual and potentially delayed implementation, pending court challenges and possible amendment, as well as our inability to foresee how individuals and businesses will respond to the choices afforded them under the law. We may continue to provide charity care to those who choose not to comply with the insurance requirements and undocumented aliens who are not permitted to enroll in a health insurance exchange or government healthcare programs. Further, a federal district court recently ruled that the requirement for individuals to carry health insurance is unconstitutional. The ruling is subject to appeal. Although we continue to seek ways of improving point of service collection efforts and implementing appropriate payment plans with our patients, if we continue to experience further growth in self-pay volume and revenue, our results of operations could be adversely affected. Further, our ability to improve collections from self-pay patients may be limited by regulatory and investigatory initiatives, including private lawsuits directed at hospital charges and collection practices for uninsured and underinsured patients.
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
In an effort to meet community needs in certain markets in which we operate, we have implemented a strategy to employ physicians, which has created an expansion of our employed physician base. The execution of a physician employment strategy includes increased salary costs, potential malpractice insurance coverage costs, risks of unsuccessful physician integration and difficulties associated with physician practice management. While we believe this strategy is consistent with industry trends, we cannot be assured of the long-term success of such a strategy.
Our Hospitals Face Competition For Staffing, Which May Increase Our Labor Costs And Reduce Profitability.
We compete with other healthcare providers in recruiting and retaining qualified management and staff personnel responsible for the day-to-day operations of each of our hospitals, including nurses and other non-physician healthcare professionals. In the past, the limited supply of nurses and other medical support personnel presented a significant operating issue. In part, due to the current economic downturn, we have seen an improvement in the availability of nursing personnel and other skilled labor. If such a shortage were to occur again, it may require us to enhance wages and benefits to recruit and retain nurses and other medical support personnel and contract with more expensive temporary personnel. We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate. Because a significant percentage of our revenue consists of fixed, prospective payments, our ability to pass along increased labor costs to third-party payors is constrained. Our failure to recruit and retain qualified management, nurses and other medical support personnel, or to control our labor costs could have a material adverse effect on our financial condition or results of operations.
If We Fail To Continually Enhance Our Hospitals With The Most Recent Technological Advances In Diagnostic And Surgical Equipment, Our Ability To Maintain And Expand Our Markets May Be Adversely Affected.
Technological advances with respect to computed axial tomography (“CT”), magnetic resonance imaging (“MRI”) and positron emission tomography (“PET”) equipment, as well as other equipment used in our facilities, are continually evolving. In an effort to compete with other healthcare providers, we must constantly be evaluating our equipment needs and upgrading equipment as a result of technological improvements. Such equipment costs typically range from $1.0 million to $3.0 million, exclusive of construction or build-out costs. If we fail to remain current with the technological advancements of the medical community, our volumes and revenue may be negatively impacted.
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
The healthcare industry, including our company, is required to comply with extensive and complex laws and regulations at the federal, state and local government levels relating to, among other things:
•	billing and coding for services and proper handling of overpayments;
•	relationships with physicians and other referral sources;
•	adequacy of medical care;
•	quality of medical equipment and services;
•	qualifications of medical and support personnel;

•	confidentiality, maintenance, data breach, identity theft and security issues associated with individually identifiable information and medical records;
•	the screening, stabilization and transfer of patients who have emergency medical conditions;
•	licensure and certification;
•	hospital rate or budget review;
•	preparing and filing of cost reports;
•	activities regarding competitors;
•	operating policies and procedures;
•	addition of facilities and services;
•	provider-based reimbursement, including complying with requirements allowing multiple locations of a hospital to be billed under the hospital’s Medicare provider number; and
•	disclosures to patients, including disclosure of any physician ownership in a hospital.
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
Some of our hospitals have physician ownership pursuant to an exception to the Stark Law known as the “whole hospital exception.” However, the Health Reform Law significantly narrows the Stark Law’s whole hospital exception to apply only to hospitals that have physician ownership in place as of March 23, 2010 and a Medicare provider agreement effective as of December 31, 2010. On November 2, 2010, CMS issued a final rule implementing certain provisions of the amended whole hospital exception. While the amended whole hospital exception grandfathers certain existing physician-owned hospitals, including ours, it generally prohibits a grandfathered hospital from increasing its percentage of physician ownership beyond the aggregate level that was in place as of March 23, 2010. Further, subject to limited exceptions, a grandfathered physician-owned hospital may not increase its aggregate number of operating rooms, procedure rooms, and beds for which it is licensed beyond the number as of March 23, 2010.

The whole hospital exception, as amended, also contains additional disclosure requirements. For example, a grandfathered physician-owned hospital is required to submit an annual report to the Department listing each investor in the hospital, including all physician owners. In addition, grandfathered physician-owned hospitals must have procedures in place that require each referring physician owner to disclose to patients, with enough notice for the patient to make a meaningful decision regarding receipt of care, the physician’s ownership interest and, if applicable, any ownership interest held by the treating physician. A grandfathered physician-owned hospital also must disclose on its web site and in any public advertising the fact that it has physician ownership. The Health Reform Law requires grandfathered physician-owned hospitals to comply with these new requirements by September 23, 2011 and requires the Department to audit hospitals’ compliance beginning no later than May 1, 2012.
In light of the recently enacted restrictions on the whole hospital exception and limited interpretive guidance, it may be difficult for us to determine how the exception will apply to specific situations that may arise with our hospitals. If any of our hospitals fail to comply with the amended whole hospital exception, those hospitals could be found to be in violation of the Stark Law, and we could incur significant financial or other penalties.
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
We engage in many of these and other activities which could be the subject of governmental investigations or inquiries from time to time. For example, we have significant Medicare and Medicaid billings, we have numerous financial arrangements with physicians who are referral sources to our hospitals and we have eight hospitals as of October 1, 2010 that have physician investors. In addition, our executives and managers, many of whom have worked at other healthcare companies that are or may become the subject of federal and state investigations and private litigation, may be included in governmental investigations or named as defendants in private litigation. Any additional investigations of us, our executives or our managers could result in significant liabilities or penalties to us, as well as adverse publicity.
In addition, governmental agencies and their agents, such as the Medicare Administrative Contractors, fiscal intermediaries and carriers, as well as the OIG, CMS and state Medicaid programs, conduct audits of our healthcare operations. Private payors may conduct similar audits, and we also perform internal audits and monitoring. Depending on the nature of the conduct found in such audits and whether the underlying conduct could be considered systemic, the resolution of these audits could have a material, adverse effect on our financial position, results of operations and liquidity.

CMS is in the process of implementing a nationwide RAC program as required by the Tax Relief and Health Care Act of 2006. Under the RAC program, CMS engages private contractors to conduct post-payment reviews to detect and correct improper payments in the Medicare program, and the contractors receive a contingency fee based on the amount of corrected, improper payments. The Health Reform Law expands the RAC program’s scope to include other Medicare programs, including managed Medicare, by December 31, 2010.
In addition, through DEFRA, Congress has expanded the federal government’s involvement in fighting fraud, waste and abuse in the Medicaid program by creating the Medicaid Integrity Program. Under this program, CMS engages private contractors, referred to as MICs, to perform post-payment audits of Medicaid claims and identify overpayments. In addition, the Health Reform Law expands the RAC program’s scope to include Medicaid claims by requiring all states to establish programs to contract with RACs by December 31, 2010. In addition to MICs and RACs, several other contractors and state Medicaid agencies have increased their review activities.
Any such audit or investigation could have a material adverse effect on the results of our operations.
We May Incur Material Fees, Costs And Expenses In Connection With An Appeal Of The Court Order Dismissing With Prejudice the Qui Tam Action And Investigation of IAS.
On March 31, 2008, the United States District Court for the District of Arizona (the “District Court”) dismissed with prejudice the qui tam complaint against IAS, our parent company. The qui tam action sought monetary damages and civil penalties under the FCA and included allegations that certain business practices related to physician relationships and the medical necessity of certain procedures resulted in the submission of claims for reimbursement in violation of the FCA. The case dates back to March 2005 and became the subject of a subpoena by the OIG in September 2005. In August 2007, the case was unsealed and the U.S. Department of Justice declined to intervene. The District Court dismissed the case from the bench at the conclusion of oral arguments on IAS’ motion to dismiss. On April 21, 2008, the District Court issued a written order dismissing the case with prejudice and entering formal judgment for IAS and denying as moot IAS’ motions related to the relator’s misappropriation of information subject to a claim of attorney-client privilege by IAS. Both parties appealed. On August 12, 2010, United States Court of Appeals for the Ninth Circuit reversed the District Court’s dismissal of the qui tam complaint and the District Court’s denial of IAS’ motions concerning relator’s misappropriation of documents and ordered that the qui tam relator be allowed leave to file a Third Amended Complaint and for the District Court to consider IAS’ motions concerning relator’s misappropriation of documents. The District Court ordered the qui tam relator to file his Third Amended Complaint by November 22, 2010, and set a schedule for the filing of motions related to the relator’s misappropriation of documents. On October 20, 2010, the qui tam relator filed a motion to transfer this action to the United States District Court for the Eastern District of Texas. That motion remains pending. On November 22, 2010, the relator filed his Third Amended Complaint. IAS anticipates filing a motion to dismiss the Third Amended Complaint and motions concerning the relator’s misappropriation of documents. If the qui tam action was to be resolved in a manner unfavorable to us, it could have a material adverse effect on our business, financial condition and results of operations, including exclusion from the Medicare and Medicaid programs. In addition, we may incur material fees, costs and expenses in connection with defending the qui tam action.
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
If We Fail to Effectively and Timely Implement Electronic Health Record Systems, Our Operations Could Be Adversely Affected.
If we fail to effectively and timely implement EHR systems, our operations could be adversely affected. As required by ARRA, the Department is in the process of developing and implementing an incentive payment program for eligible hospitals and healthcare professionals that adopt and meaningfully use certified EHR technology. If our hospitals and employed professionals are unable to meet the requirements for participation in the incentive payment program, we will not be eligible to receive incentive payments that could offset some of the costs of implementing EHR systems. Further, beginning in 2015, eligible hospitals and professionals that fail to demonstrate meaningful use of certified EHR technology will be subject to reduced payments from Medicare. Failure to implement EHR systems effectively and in a timely manner could have a material adverse effect on our financial position and results of operations.
Regional Economic Downturns Or Other Material Changes In The Economic Condition Could Cause Our Overall Business Results To Suffer.
The U.S. economy is experiencing the effects of a severe economic downturn. Depressed consumer spending and high unemployment rates continue to pressure many industries. During economic downturns, governmental entities often experience budgetary constraints as a result of increased costs and lower than expected tax collections. These budgetary constraints have resulted in decreased spending for health and human service programs, including Medicare, Medicaid and similar programs, which represent significant payor sources for our hospitals. Many states, including states in which we operate, have decreased funding for state healthcare programs or made other structural changes resulting in a reduction in Medicaid spending. Additional Medicaid spending cuts may be implemented in the future in the states in which we operate. Other risks we face from general economic weakness include patient decisions to postpone or cancel elective and non-emergent healthcare procedures, increases in the uninsured population and further difficulties in our collection of patient co-payment and deductible receivables.

Of our 15 acute care hospital facilities at September 30, 2010, four are located in Salt Lake City, three are located in Phoenix, three are located in Tampa-St. Petersburg, three are located in the state of Texas, one is located in Las Vegas and one is located in West Monroe, Louisiana. In addition, our health plan, Health Choice, and our behavioral health hospital facility are located in Phoenix. For the year ended September 30, 2010, our net revenue was generated as follows:

Health Choice	31.4%
Salt Lake City, Utah	18.4%
Phoenix, Arizona (excluding Health Choice)	14.3%
Three cities in Texas, including San Antonio	18.4%
Tampa-St. Petersburg, Florida	8.3%
Other	9.2%
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
The volatility of professional liability insurance and, in some cases, the lack of availability of such insurance coverage, for physicians with privileges at our hospitals increases our risk of vicarious liability in cases where both our hospital and the uninsured or underinsured physician are named as co-defendants. As a result, we are subject to greater self-insured risk and may be required to fund claims out of our operating cash flow to a greater extent than during 2010. We cannot assure you that we will be able to continue to obtain insurance coverage in the future or that such insurance coverage, if it is available, will be available on acceptable terms.
Our fiscal 2011 self-insured retention for professional and general liability coverage remains unchanged at $5.0 million per claim, with an excess aggregate limit of $55.0 million, and maximum coverage under our insurance policies of $75.0 million.
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

If We Are Unable To Control Healthcare Costs At Health Choice, Our Profitability May Be Adversely Affected.
Health Choice derives its premium revenue through a contract with AHCCCS, which is the state agency that administers Arizona’s Medicaid program, and a contract with CMS for the MAPD SNP. For the years ended September 30, 2010, 2009 and 2008, we derived 29.4%, 27.8% and 24.2%, respectively, of our consolidated net revenue from our contract with AHCCCS. AHCCCS and CMS set the capitated rates we receive at Health Choice which, in turn, subcontracts with physicians, hospitals and other healthcare providers to provide services to its enrollees. If we fail to effectively manage healthcare costs, these costs may exceed the payments we receive. Historically, our medical claims expense as a percentage of premium revenue has fluctuated. Our medical loss ratio for the years ended September 30, 2010, 2009 and 2008, was 87.2%, 86.1% and 85.2%, respectively. Relatively small changes in these medical loss ratios can create significant changes in the profitability of Health Choice. Many factors can cause actual healthcare costs to exceed the capitated rates set by AHCCCS and CMS, including:
•	our ability to contract with cost-effective healthcare providers;
•	the increased cost of individual healthcare services;
•	the type and number of individual healthcare services delivered; and
•	the occurrence of catastrophes, epidemics or other unforeseen occurrences.
Although we have been able to manage medical claims expense through a variety of initiatives, we may not be able to continue to effectively manage medical claims expense in the future. Additionally, any future growth in members increases the risk associated with effectively managing health claims expense. If our medical claims expense increases, our financial condition or results of operations may be adversely affected.
If AHCCCS Significantly Alters The Payment Structure Of Its Contracts Or The Amount Of Premiums Paid To Us, Our Net Revenue And Profitability May Be Adversely Affected.
In response to state budgetary issues in Arizona, AHCCCS has taken steps to control its costs, including cuts in capitation premiums and the implementation of a risk-based or severity-adjusted payment methodology for all health plans. Capitation rates for each health plan and geographic service area are adjusted annually based on the severity of treatment episodes experienced by each plan’s membership compared to the average over a specified 12 month period. Adjustments are calculated using diagnosis codes and procedural information from medical and pharmacy claims data, in addition to member demographic information. Capitation rates are risk adjusted prospectively before the start of each contract year, and are not adjusted retroactively. If AHCCCS continues to reduce capitation premium rates or makes further alterations to the payment structure of its contracts, our results of operations and cash flows may be adversely affected.
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
If The Fair Value Of Our Reporting Units Declines, A Material Non-Cash Charge To Earnings From Impairment Of Our Goodwill May Result.
At September 30, 2010, we had $718.2 million of goodwill recorded in our consolidated financial statements. We expect to recover the carrying value of this goodwill through our future cash flows.
On an ongoing basis, we evaluate, based on the fair value of our reporting units, whether the carrying value of our goodwill is impaired. If the carrying value of our goodwill is impaired, we may incur a material non-cash charge to earnings.
As a result of our annual impairment test during the year ended September 30, 2009, we recorded a $64.6 million non-cash charge to pre-tax earnings related to the impairment of goodwill in our Florida market. This impairment was due, in part, to limitations on our ability to expand in our Florida market as a result of CON restrictions, as well as with high Medicare utilization and expanded managed care penetration. In addition, we had experienced changes in market conditions and the business mix in our Florida market, which negatively impacted operating results, producing trends that may not be temporary in nature. As a result, we wrote off all goodwill associated with our Florida market.
Risks Related to Our Capital Structure
Servicing Our Indebtedness Requires A Significant Amount of Cash. Our Ability To Generate Sufficient Cash Depends On Numerous Factors Beyond Our Control, And We May Be Unable To Generate Sufficient Cash Flow To Service Our Debt Obligations, Including Making Payments On Our 8 3/4% Notes And Term Loans.
We have outstanding $475.0 million in aggregate principal amount of 8 3/4% senior subordinated notes due 2014, that have been registered under the Securities Act of 1933, as amended, (the “8 3/4% notes”). We have also entered into our senior secured credit facilities, which includes amounts outstanding under our senior secured term loan and our senior secured delayed draw term loan of $423.6 million and $146.7 million, respectively, both maturing on March 15, 2014. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowing will be available to us under our senior secured credit facilities in an amount sufficient to enable us to pay the principal, if any, and interest on our indebtedness, including the 8 3/4% notes and term loans, or to fund our other liquidity needs. Our ability to fund these payments is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may need to refinance all or a portion of our indebtedness, including the 8 3/4% notes and term loans, on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, on commercially reasonable terms or at all. In addition, the terms of existing or future debt agreements, including the amended and restated credit agreement governing the senior secured credit facilities and the indenture governing the 8 3/4% notes, may restrict us from affecting any of these alternatives.

The senior secured credit facilities also include a senior secured revolving credit facility of $225.0 million, with a $100.0 million sub-limit for letters of credit that matures on April 27, 2013. Our ability to borrow funds under our revolving credit facility is subject to the financial viability of the participating financial institutions. On February 9, 2010, Barclays Capital assumed a $20.0 million position in our senior secured revolving credit facility, which represents 8.9% of the total capacity. This position was previously held by Lehman Brothers, which we had identified as a defaulting lender. At completion of this assumption, we had access to 100% of our total revolver capacity. If any of our creditors were to suffer financial difficulties, or if the credit markets were to deteriorate as they did towards the end of calendar 2008, our ability to access available funds under our revolving credit facility could be limited.
During the next twelve months, along with interest on our senior secured credit facilities, we are required to repay $5.9 million in principal under our senior secured credit facilities and $41.6 million in interest under the 8 3/4% notes. If we cannot make scheduled payments on our debt, we will be in default and, as a result:
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
We have a significant amount of indebtedness at September 30, 2010, including $475.0 million of outstanding 8 3/4% notes and $576.6 million of other indebtedness (of which $570.3 million consisted of borrowings under our senior secured credit facilities and $6.3 million consisted of capital lease obligations and other debt). All of our other indebtedness ranks senior to the 8 3/4% notes. In addition, subject to restrictions in the indenture governing the 8 3/4% notes and the amended and restated credit agreement governing the senior secured credit facilities, we may incur additional indebtedness.
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
An Increase In Interest Rates Would Increase The Cost Of Servicing Our Debt And Could Reduce Our Profitability.
Borrowings under our senior secured credit facilities bear interest at variable rates. As of September 30, 2010, we had outstanding variable rate debt of $570.3 million. We have managed our market exposure to changes in interest rates by converting $425.0 million of this variable rate debt to fixed rate debt through the use of interest rate swap agreements, effectively leaving $145.3 million in debt subject to variable rates. As a result, an increase in interest rates, whether because of an increase in market interest rates or an increase in our own cost of borrowing, would increase the cost of servicing our debt and could materially reduce our profitability. For more discussion on the effect of changes in interest rates, see “Item 7A. — Quantitative and Qualitative Disclosures About Market Risk.”
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
Additionally, our principal executive offices in Franklin, Tennessee are located in approximately 58,000 square feet of office space. Our office space is leased pursuant to two contracts which both expire on December 31, 2010. We have entered into a new contract to lease approximately 42,000 square feet of office space at the same location, effective January 1, 2011, which expires on December 31, 2020. Our principal executive offices, hospitals and other facilities are suitable for their respective uses and generally are adequate for our present needs.

Item 3. Legal Proceedings.
On March 31, 2008, the District Court dismissed with prejudice the qui tam complaint against IAS, our parent company. The qui tam action sought monetary damages and civil penalties under the FCA and included allegations that certain business practices related to physician relationships and the medical necessity of certain procedures resulted in the submission of claims for reimbursement in violation of the FCA. The case dates back to March 2005 and became the subject of a subpoena by the OIG in September 2005. In August 2007, the case was unsealed and the U.S. Department of Justice declined to intervene. The District Court dismissed the case from the bench at the conclusion of oral arguments on IAS’ motion to dismiss. On April 21, 2008, the District Court issued a written order dismissing the case with prejudice and entering formal judgment for IAS and denying as moot IAS’ motions related to the relator’s misappropriation of information subject to a claim of attorney-client privilege by IAS. Both parties appealed. On August 12, 2010, United States Court of Appeals for the Ninth Circuit reversed the District Court’s dismissal of the qui tam complaint and the District Court’s denial of IAS’ motions concerning relator’s misappropriation of documents and ordered that the qui tam relator be allowed leave to file a Third Amended Complaint and for the District Court to consider IAS’ motions concerning relator’s misappropriation of documents. The District Court ordered the qui tam relator to file his Third Amended Complaint by November 22, 2010, and set a schedule for the filing of motions related to the relator’s misappropriation of documents. On October 20, 2010, the qui tam relator filed a motion to transfer this action to the United States District Court for the Eastern District of Texas. That motion remains pending. On November 22, 2010, the relator filed his Third Amended Complaint. IAS anticipates filing a motion to dismiss the Third Amended Complaint and motions concerning the relator’s misappropriation of documents.
Item 4. (Removed and Reserved).

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
There is no established public trading market for our common interests. At September 30, 2010, all of our common interests were owned by IASIS Healthcare Corporation, a Delaware corporation, referred to as IAS.
See Item 12., “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” included elsewhere in this report for information regarding our equity compensation plans.
Item 6. Selected Financial Data.
The following table presents selected historical financial data for the fiscal years ended September 30, 2010, 2009, 2008, 2007 and 2006, and was derived from the audited consolidated financial statements.
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

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,	September 30,	September 30,
	2010	2009	2008	2007	2006
Statement of Operations Data (1):
Net revenue	$2,521,406	$2,361,972	$2,065,536	$1,766,079	$1,539,577
Costs and expenses:
Salaries and benefits (2)	686,303	660,921	632,109	533,792	439,349
Supplies	266,545	250,573	231,259	194,915	167,616
Medical claims	678,651	592,760	452,055	376,505	347,217
Other operating expenses	363,916	325,735	283,123	266,263	223,946
Provision for bad debts	197,680	192,563	161,936	136,233	134,614
Rentals and leases	39,955	39,127	36,633	31,546	30,277
Interest expense, net	66,810	67,890	75,665	71,206	67,124
Depreciation and amortization	96,106	97,462	96,741	75,388	69,137
Management fees	5,000	5,000	5,000	4,746	4,189
Impairment of goodwill (3)	—	64,639	—	—	—
Hurricane-related property damage (4)	—	938	3,589	—	—
Business interruption insurance recoveries (5)	—	—	—	(3,443)	(8,974)
Loss on extinguishment of debt (6)	—	—	—	6,229	—

Total costs and expenses	2,400,966	2,297,608	1,978,110	1,693,380	1,474,495

Earnings from continuing operations before gain (loss) on disposal of assets and income taxes	120,440	64,364	87,426	72,699	65,082

Gain (loss) on disposal of assets, net	108	1,465	(75)	(1,359)	913

Earnings from continuing operations before income taxes	120,548	65,829	87,351	71,340	65,995
Income tax expense	44,715	27,576	35,325	25,909	22,515

Net earnings from continuing operations	75,833	38,253	52,026	45,431	43,480
Earnings (loss) from discontinued operations, net of income taxes	(1,087)	(176)	(11,275)	669	(385)

Net earnings	74,746	38,077	40,751	46,100	43,095
Net earnings attributable to non-controlling interests	(8,279)	(9,987)	(4,437)	(4,496)	(3,546)

Net earnings attributable to IASIS Healthcare LLC	$66,467	$28,090	$36,314	$41,604	$39,549

Balance Sheet Data (at end of period):
Cash and cash equivalents	$144,511	$206,528	$80,738	$—	$95,415
Total assets	$2,353,194	$2,357,204	$2,308,147	$2,186,422	$1,967,835
Long-term debt and capital lease obligations (including current portion)	$1,051,578	$1,059,837	$1,114,622	$1,031,657	$896,945
Member’s equity	$702,135	$750,932	$714,507	$674,732	$639,714

(1)
The results of Glenwood and Alliance are included from January 31, 2007 and May 31, 2007, respectively, their dates of acquisition. Excludes Mesa General Hospital and Biltmore Surgery Center, where operations were discontinued effective May 31, 2008 and April 30, 2008, respectively.

(2)	Results for the year ended September 30, 2010, include $2.0 million in stock compensation expense related to the repurchase of certain equity by our parent company.

(3)	Results for the year ended September 30, 2009, include a $64.6 million non-cash charge ($43.2 million after taxes) related to the impairment of goodwill in our Florida market.

(4)
Results for the years ended September 30, 2009 and 2008, include an adverse financial impact totaling $938,000 and $3.6 million, respectively, before income taxes related to property damage sustained at The Medical Center of Southeast Texas, as a result of Hurricane Ike.

(5)
Results for the years ended September 30, 2007 and 2006, include $3.4 million and $9.0 million, respectively, of business interruption insurance recoveries received in connection with the temporary closure and disruption of operations at The Medical Center of Southeast Texas, as a result of Hurricane Rita. Cumulative business interruption insurance recoveries of $12.4 million received through fiscal 2007 includes the impact of related insurance deductibles of $4.6 million.

(6)	Results for the year ended September 30, 2007, include a $6.2 million loss on extinguishment of debt related to the refinancing of our senior secured credit facilities.
Selected Operating Data
The following table sets forth certain unaudited operating data for each of the periods presented.

	Year Ended September 30,
	2010	2009	2008
Acute Care (1)
Number of acute care hospital facilities at end of period (2)	15	15	15
Licensed beds at end of period	3,185	3,162	3,027
Average length of stay (days) (3)	4.8	4.7	4.7
Occupancy rates (average beds in service)	46.6%	46.5%	48.9%
Admissions (4)	101,798	101,083	101,302
Adjusted admissions (5)	170,812	169,721	165,819
Patient days (6)	489,274	473,601	471,853
Adjusted patient days (5)	790,958	762,234	741,466
Net patient revenue per adjusted admission	$10,066	$9,703	$9,101
Outpatient revenue as a % of gross patient revenue	39.6%	39.0%	36.9%

Health Choice:
Medicaid covered lives	194,095	187,104	142,193
Dual-eligible lives (7)	4,298	3,659	3,300
Medical loss ratio (8)	87.2%	86.1%	85.2%

(1)	Excludes Mesa General Hospital and Biltmore Surgery Center, where operations were discontinued effective May 31, 2008 and April 30, 2008, respectively.

(2)	Excludes St. Luke’s Behavioral Hospital.

(3)	Represents the average number of days that a patient stayed in our hospitals.

(4)	Represents the total number of patients admitted to our hospitals for stays in excess of 23 hours. Management and investors use this number as a general measure of inpatient volume.

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
Data for the fiscal years ended September 30, 2010, 2009 and 2008, has been derived from our audited consolidated financial statements. References herein to “we,” “us,” “our” and “our company” are to IASIS Healthcare LLC and its subsidiaries, unless indicated otherwise.
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

EXECUTIVE OVERVIEW
We are a leading owner and operator of medium-sized acute care hospitals in high-growth urban and suburban markets. We operate our hospitals with a strong community focus by offering and developing healthcare services targeted to the needs of the markets we serve, promoting strong relationships with physicians and working with local managed care plans. At September 30, 2010, we owned or leased 15 acute care hospital facilities and one behavioral health hospital facility, with a total of 3,185 licensed beds, located in six regions:
•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	Tampa-St. Petersburg, Florida;

•	three cities in Texas, including San Antonio;

•	Las Vegas, Nevada; and

•	West Monroe, Louisiana.
We also own and operate Health Choice, a Medicaid and Medicare managed health plan in Phoenix.
Acquisition
Effective October 1, 2010, we purchased Brim in a cash-for-stock transaction valued at $95.0 million, subject to changes in working capital. The acquisition of Brim included the operations of Wadley Regional Medical Center, a 370 licensed bed acute care hospital facility located in Texarkana, Texas and Pikes Peak Regional Hospital, a 15 licensed bed critical access acute care hospital facility, in Woodland Park, Colorado.
Revenue and Volume Trends
Net revenue is comprised of acute care and premium revenue. Net revenue for the year ended September 30, 2010, increased 6.8% to $2.5 billion, compared to $2.4 billion in the prior year. Acute care revenue contributed $66.9 million to the increase in total net revenue for the year ended September 30, 2010, while premium revenue contributed $92.6 million.
Acute Care Revenue
Our acute care revenue was $1.7 billion for the year ended September 30, 2010, reflecting an increase of 4.0%, compared to the prior year. Admissions and adjusted admissions increased 0.7% and 0.6%, respectively, for the year ended September 30, 2010, compared to the prior year. Our volume growth has been negatively impacted, in part, by an overall decline in obstetric related services, resulting from the impact of the current economic environment, and the closures of our neonatal intensive care unit on October 1, 2009, and our obstetrics service line on January 1, 2010, both at our North Las Vegas hospital. Excluding these service line closures, admissions and adjusted admissions increased 2.0% and 1.8%, respectively, for the year ended September 30, 2010, compared to the prior year. These volume improvements have been driven primarily by growth in general medicine and psychiatric services.
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
We believe our volumes and revenue over the long-term will continue to grow as a result of our business strategies, including the strategic deployment of capital, the expansion of our physician base and outpatient service lines and the general aging of the population.

The following table provides the sources of our gross patient revenue by payor:

	Year Ended September 30,
	2010	2009	2008
Medicare	31.0%	31.1%	31.9%
Managed Medicare	12.3	11.5	10.9
Medicaid	8.5	8.4	7.2
Managed Medicaid	12.5	11.2	10.6
Managed care	30.7	32.8	34.7
Self-pay	5.0	5.0	4.7

Total	100.0%	100.0%	100.0%

Consistent with industry trends, we are currently experiencing a shift in our patient volumes and revenue from commercial and managed care payors to Medicaid and managed Medicaid. Given the high rate of unemployment and its impact on the economy, particularly in the markets we serve, we expect the elevated levels in our Medicaid and managed Medicaid payor mixes to continue until the U.S. economy experiences an economic recovery that includes job growth and declining unemployment. Additionally, the decline in outpatient related volumes, the majority of which are typically comprised of commercial and managed care patients, has contributed to the decline in our managed care revenue mix.
Net patient revenue per adjusted admission increased 3.8% for the year ended September 30, 2010, compared to the prior year. Our net patient revenue per adjusted admission has benefitted, in part, from an overall decline in obstetric related services, which was particularly impacted by the service line closures at our North Las Vegas hospital, continued increases in managed care rates, growth in physician practice revenue as we continue to invest in our physician employment strategy and additional supplemental Medicaid reimbursement associated with our Texas market. Revenue recognized under the Texas private supplemental Medicaid reimbursement programs for the year ended September 30, 2010, was $83.1 million, compared to $57.2 million in the prior year. While our net patient revenue per adjusted admission continues to increase, the impact of high unemployment and other industry pressures, including but not limited to the shift in our payor mix from commercial and managed care payors to more Medicaid and managed Medicaid, both of which typically result in lower reimbursement on a per adjusted admission basis, have contributed to moderating rates of pricing growth. Additionally, the impact of state budgetary issues on Medicaid funding, which has resulted in rate freezes and, in some cases, rate cuts to providers, has caused a decline in pricing related to Medicaid and managed Medicaid volumes, which is compounded by the impact of increasing Medicaid utilization. As states continue working through their budgetary issues, any additional cuts to Medicaid funding would negatively impact our future pricing and earnings.
We offer discounts to all uninsured patients receiving healthcare services who do not qualify for assistance under state Medicaid, other federal or state assistance plans, or charity care. We provided uninsured discounts totaling $71.6 million, $69.7 million and $57.9 million for the years ended September 30, 2010, 2009 and 2008, respectively.
Premium Revenue
Premium revenue generated under the AHCCCS and CMS contracts with Health Choice represented 31.4%, 29.6% and 26.2% of our consolidated net revenue for the years ended September 30, 2010, 2009 and 2008, respectively.
As a result of our current contract and increasing enrollment in the state program, which is attributable to a rising indigent population associated with the current economic downturn, Health Choice’s enrollment through its AHCCCS contract at September 30, 2010, exceeded 194,000 members, compared to over 187,000 members in the prior year. While we anticipate our membership may continue to increase in the near term, we cannot guarantee the continued growth of our membership.
The Health Reform Law reduces, over a three year period, premium payments to managed Medicare plans such that CMS’ managed care per capita premium payments are, on average, equal to traditional Medicare. The Health Reform Law implements fee adjustments based on service benchmarks and quality ratings. The CBO estimated that, as a result of these changes, payments to plans will be reduced by $138.0 billion between 2010 and 2019, while CMS estimated the reduction to be $145.0 billion.

Premiums received from AHCCCS and CMS to provide services to our members, which have been declining on a per member per month basis, will be further affected by the significant budgetary concerns that continue to face the state of Arizona. As Arizona continues working to eliminate its budget deficit, its recently enacted budget for fiscal year 2011 includes additional reimbursement cuts, including elimination of Medicaid coverage for some services and a cut of up to 5% for all Medicaid providers beginning in April 2011. In an effort to relieve some of the budget pressures, on May 18, 2010, voters passed a sales tax referendum that would temporarily raise money at the state level to help fund these budgetary shortfalls. The state legislature may have to consider additional cuts to Medicaid funding beyond the initial 5% that is planned for fiscal 2011, as a result of the impact of the Health Reform Law and the uncertainty surrounding the impact of the extension of the FMAP, which was originally implemented in 2009 by ARRA. Depending upon member mix, we generally believe Health Choice could continue to experience a decline in rates received on a per member per month basis, which may negatively impact our premium revenue over the near-term.
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
Payor Mix Shift
Like others in the hospital industry, we have experienced a shift in our patient volumes and revenue from commercial and managed care payors to Medicaid and managed Medicaid. This has resulted in margin pressures created from expending the same amount of resources to provide patient care, but for less reimbursement. This shift is reflective of continued high unemployment and the resulting increases in states’ Medicaid rolls. The decline in managed care volume and revenue mix is not only indicative of the depressed labor market, but also utilization behavior of the insured population resulting from higher deductible and co-insurance plans implemented by employers, which, in turn, has resulted in delays or the deferral of elective and non-emergent procedures. Given the high rate of unemployment and its impact on the economy, particularly in the markets we serve, we expect the elevated levels in our Medicaid and managed Medicaid payor mixes to continue until the U.S. economy experiences an economic recovery that includes job growth and declining unemployment.
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

Medicare no longer pays hospitals additional amounts for the treatment of certain preventable adverse events, also known as HACs, unless the condition was present at admission. Currently, there are ten categories of conditions on the list of HACs. On January 15, 2009, CMS announced three NCDs that prohibit Medicare reimbursement for erroneous surgical procedures performed on an inpatient or outpatient basis. These three erroneous surgical procedures are in addition to the HACs designated by CMS by regulation. DEFRA provides that CMS may revise the list of HACs from time to time. Effective July 1, 2011, the Health Reform Law will prohibit the use of federal funds under the Medicaid program to reimburse providers for medical assistance provided to treat HACs. Further, effective federal fiscal year 2013, hospitals with excessive readmissions for certain conditions designated by the Department will receive reduced payments for all inpatient discharges, not just discharges relating to the conditions subject to the excessive readmission standard. Beginning in federal fiscal year 2015, hospitals that fall into the highest 25% of national risk-adjusted HAC rates for all hospitals in the previous year will receive a 1% reduction in their total Medicare payments.
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
Physician Alignment and Integration
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
We experience certain risks associated with the integration of medical staffs at our hospitals. As we continue to focus on our physician employment strategy, we face significant competition for skilled physicians in certain of our markets as more hospital providers adopt a physician staffing model approach, coupled with a general shortage of physicians across most specialties. This increased competition has resulted in efforts by managed care organizations to align with certain provider networks in the markets in which we operate. For the year ended September 30, 2010, as we continue to execute our physician employment strategy, we have experienced a 35% increase in our employed physician base. While we expect that employing physicians should provide relief on cost pressures associated with on-call coverage and other professional fees, we anticipate incurring additional labor and other start-up related costs as we continue the integration of employed physicians.

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
Uncompensated Care
Like others in the hospital industry, we continue to experience high levels of uncompensated care, including charity care and bad debts. These elevated levels are driven by the number of uninsured patients seeking care at our hospitals, increasing healthcare costs and other factors beyond our control, such as increases in the amount of co-payments and deductibles as employers continue to pass more of these costs on to their employees. In addition, as a result of high unemployment and its impact on the economy, we believe that our hospitals may continue to experience high levels of or possibly growth in bad debts and charity care. During the year ended September 30, 2010, our uncompensated care as a percentage of acute care revenue was 13.2%, compared to 13.5% in the prior year.
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
Our level of uncompensated care continues to be affected by the volume of under-insured patients or patient balances after insurance. At September 30, 2010, self-pay balances after insurance were $35.9 million, compared to $37.3 million at September 30, 2009.
We anticipate that if we experience further growth in uninsured volume and revenue over the near-term, along with continued increases in co-payments and deductibles for insured patients, our uncompensated care will increase and our results of operations could be adversely affected.
The percentages of insured and uninsured hospital receivables (prior to allowances for contractual adjustments and doubtful accounts) are summarized as follows:

	September 30,	September 30,
	2010	2009
Insured receivables	61.8%	62.0%
Uninsured receivables	38.2%	38.0%

Total	100.0%	100.0%

The percentages in the table above are calculated using hospital receivable balances. Uninsured and insured receivables are net of discounts and contractual adjustments recorded at the time of billing. Included in insured receivables are accounts that are pending approval from Medicaid. These receivables were 3.0% and 3.2% of hospital receivables at September 30, 2010 and 2009, respectively.
The percentages of hospital receivables in summarized aging categories are as follows:

	September 30,	September 30,
	2010	2009
0 to 90 days	71.9%	69.4%
91 to 180 days	17.8%	18.1%
Over 180 days	10.3%	12.5%

Total	100.0%	100.0%

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
At September 30, 2010, our self-pay receivables, including amounts due from uninsured patients and co-payment and deductible amounts due from insured patients, were $160.7 million and our allowance for doubtful accounts was $125.4 million. Excluding third-party settlement balances, days revenue in accounts receivable were 43 days at September 30, 2010, compared to 49 days at September 30, 2009. For the year ended September 30, 2010, the provision for bad debts was 11.4% of acute care revenue, compared to 11.5% in the prior year. Significant changes in payor mix or business office operations could have a significant impact on the provision for bad debts, as well as our results of operations and cash flows.
Allowance for Contractual Discounts and Settlement Estimates. We derive a significant portion of our net patient revenue from Medicare, Medicaid and managed care payors that receive discounts from our standard charges. For the years ended September 30, 2010, 2009 and 2008, Medicare, Medicaid and managed care revenue together accounted for 87.8%, 88.9% and 90.9%, respectively, of our hospitals’ net patient revenue.
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

For governmental payors such as Medicare and Medicaid, we determine contractual discounts or allowances based upon the program’s reimbursement (payment) methodology (i.e. either prospectively determined or retrospectively determined based on costs as defined by the government payor). These contractual discounts are determined by an automated process in a manner similar to the process used for managed care revenue. Under prospective payment programs, we record contractual discounts based upon predetermined reimbursement rates. For retrospective cost-based revenues, which are less prevalent, we estimate contractual allowances based upon historical and current factors which are adjusted as necessary in future periods, when final settlements of filed cost reports are received. Net adjustments to estimated third-party payor settlements, also known as prior year contractuals, resulted in an increase in acute care revenue of $5.2 million, $3.2 million and $1.0 million for the years ended September 30, 2010, 2009 and 2008, respectively.
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
Insurance Reserves. Given the nature of our operating environment, we may become subject to medical malpractice or workers compensation claims or lawsuits. We maintain third-party insurance coverage for individual malpractice and workers compensation claims to mitigate a portion of this risk. In addition, we maintain excess coverage limiting our exposure to an aggregate annual amount for claims. We estimate our reserve for self-insured professional and general liability and workers compensation risks using historical claims data, demographic factors, severity factors, current incident logs and other actuarial analysis. At September 30, 2010 and 2009, our professional and general liability accrual for asserted and unasserted claims was $41.6 million and $41.7 million, respectively. For the year ended September 30, 2010, our total premiums and self-insured retention cost for professional and general liability insurance was $23.4 million, compared with $25.5 million in the prior year.

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
Valuations from our independent actuary for professional and general liability losses resulted in a change in related estimates for prior years which decreased professional and general liability expense by the following amounts (in millions):

Year ended September 30, 2010	$(2.6)
Year ended September 30, 2009	$(1.2)
Year ended September 30, 2008	$(6.8)
Our estimate of the reserve for professional and general liability claims is based upon actuarial calculations that are completed semi-annually. The changes in estimates noted above were recognized in the periods in which the independent actuarial calculations were received. The key assumptions underlying the development of our estimate (loss development, trends and increased limits factors) have not changed materially, as they are largely based upon professional liability insurance industry data published by the Insurance Services Office (“ISO”), a leading provider of data, underwriting, risk management and legal/regulatory services. The reductions in professional and general liability expense related to changes in prior year estimates reflected above for the years ended September 30, 2010, 2009 and 2008, are the result of better than expected claims experience as compared to the industry benchmarks for loss development included in the original actuarial estimate.
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

As reported at September 30, 2010	$41.6
75% Confidence Level	$48.2
90% Confidence Level	$60.1
Valuations from our independent actuary for workers’ compensation losses resulted in a change in related estimates for prior years which increased (decreased) workers’ compensation expense by the following amounts (in millions):

Year ended September 30, 2010	$1.1
Year ended September 30, 2009	$(0.5)
Year ended September 30, 2008	$0.8
Medical Claims Payable. Medical claims expense, including claims paid to our hospitals, was $690.5 million, $602.1 million and $461.6 million, or 87.2%, 86.1% and 85.2% of premium revenue, for the years ended September 30, 2010, 2009 and 2008, respectively. For the years ended September 30, 2010, 2009 and 2008, $11.8 million, $9.3 million and $9.6 million, respectively, of health plan payments made to hospitals and other healthcare entities owned by us for services provided to our enrollees were eliminated in consolidation.

The following table shows the components of the change in medical claims payable (in thousands):

	Year Ended	Year Ended
	September 30,	September 30,
	2010	2009
Medical claims payable as of October 1	$113,519	$97,343
Medical claims expense incurred during the year:
Related to current year	697,052	620,153
Related to prior years	(6,596)	(18,077)

Total expenses	690,456	602,076

Medical claims payments during the year:
Related to current year	(587,292)	(508,299)
Related to prior years	(105,310)	(77,601)

Total payments	(692,602)	(585,900)

Medical claims payable as of September 30	$111,373	$113,519

As reflected in the table above, medical claims expense for the year ended September 30, 2010, includes a $6.6 million reduction of medical costs related to prior years resulting from favorable development in the Medicaid and Medicare product lines of $6.4 million and $209,000, respectively. The favorable development is attributable to lower than anticipated medical costs. Medical claims expense for the year ended September 30, 2009, includes an $18.1 million reduction of medical costs related to prior years resulting from favorable development in the Medicaid and Medicare product lines of $15.5 million and $2.6 million, respectively. The favorable development is attributable to lower than anticipated medical costs and is offset, in part, by $10.8 million in reductions in premium revenue associated with settlements of various prior year program receivables.
We estimate our medical claims payable using historical claims experience (including severity and payment lag time) and other actuarial analysis including number of enrollees, age of enrollees and certain enrollee health indicators to predict the cost of healthcare services provided to enrollees during any given period. While management believes that its estimation methodology effectively captures trends in medical claims costs, actual payments could differ significantly from our estimates given changes in healthcare costs or adverse experience. For example, our medical claims payable is primarily composed of estimates related to the most recent three months and periods prior to the most recent three months. The claims trend factor, which is developed through a comprehensive analysis of claims incurred in prior months, is the most significant component used in developing the claims liability estimates for the most recent three months. The completion factor is an actuarial estimate, based upon historical experience, of the percentage of incurred claims during a given period that have been adjudicated as of the date of estimation. The completion factor is the most significant component used in developing the claims liability estimates for the periods prior to the most recent three months. The following table illustrates the sensitivity of our medical claims payable at September 30, 2010, and the estimated potential impact on our results of operations, to changes in these factors that management believes are reasonably likely based upon our historical experience and currently available information (dollars in thousands):

Claims Trend Factor		Completion Factor
	Increase (Decrease) in		Increase (Decrease) in
Increase (Decrease) in	Medical Claims	Increase (Decrease) in	Medical Claims
Factor	Payable	Factor	Payable
(3.0)%	$(4,363)	1.0%	$(5,042)
(2.0)	(2,908)	0.5	(2,524)
(1.0)	(1,454)	(0.5)	2,592
1.0	1,454	(1.0)	5,190
Goodwill and Other Intangibles. The accounting policies and estimates related to goodwill and other intangibles are considered critical because of the significant impact that impairment could have on our operating results. We record all assets and liabilities acquired in purchase acquisitions, including goodwill, indefinite-lived intangibles, and other intangibles, at fair value as required by Financial Accounting Standards Board (“FASB”) authoritative guidance regarding business combinations. Goodwill, which was $718.2 million at September 30, 2010, is not amortized but is subject to tests for impairment annually or more often if events or circumstances indicate it may be impaired. The initial recording of goodwill and other intangibles requires subjective judgments concerning estimates of the fair value of the acquired assets. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. We did not record an impairment loss during the year ended September 30, 2010. During the year ended September 30, 2009, we recorded a $64.6 million non-cash charge ($43.2 million after tax) related to the impairment of goodwill in our Florida market. Other identifiable intangible assets, net of accumulated amortization, were $27.0 million at September 30, 2010, compared to $30.0 million in the prior year. These are amortized over their estimated useful lives and are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections. Estimated cash flows may extend far into the future and, by their nature, are difficult to determine over an extended timeframe. Factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, and changes in discount rates and specific industry or market sector conditions. Other key judgments in accounting for intangibles include useful life and classification between goodwill and indefinite-lived intangibles or other intangibles which require amortization. See “Goodwill and Other Intangible Assets” in the Notes to Consolidated Financial Statements for additional information regarding intangible assets. To assist in assessing the impact of a goodwill or intangible asset impairment charge at September 30, 2010, we have $745.2 million of goodwill and intangible assets. The impact of a 5% impairment charge would result in a reduction in pre-tax income of $37.3 million.

Income Taxes. We estimate and record a valuation allowance to reduce deferred tax assets to the amount we believe is more likely than not to be realized in future periods based on all relevant information. We believe that future income as well as the reversal of deferred tax liabilities will enable us to realize the deferred tax assets we have recorded, net of the valuation allowance we have established.
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
The provisions regarding accounting for uncertainty in income taxes permits interest and penalties on underpayments of income taxes to be classified as interest expense, income tax expense, or another appropriate expense classification based on the accounting election of the company. Our policy is to classify interest and penalties as a component of income tax expense.
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

	Year Ended		Year Ended		Year Ended
	September 30, 2010		September 30, 2009		September 30, 2008
($ in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage

Net revenue:

Acute care revenue	$1,729,344	68.6%	$1,662,469	70.4%	$1,523,790	73.8%
Premium revenue	792,062	31.4%	699,503	29.6%	541,746	26.2%

Total net revenue	2,521,406	100.0%	2,361,972	100.0%	2,065,536	100.0%

Costs and expenses:
Salaries and benefits	686,303	27.2%	660,921	28.0%	632,109	30.6%
Supplies	266,545	10.6%	250,573	10.6%	231,259	11.2%
Medical claims	678,651	26.9%	592,760	25.1%	452,055	21.9%
Other operating expenses	363,916	14.4%	325,735	13.8%	283,123	13.7%
Provision for bad debts	197,680	7.9%	192,563	8.2%	161,936	7.8%
Rentals and leases	39,955	1.6%	39,127	1.7%	36,633	1.8%
Interest expense, net	66,810	2.6%	67,890	2.9%	75,665	3.7%
Depreciation and amortization	96,106	3.8%	97,462	4.1%	96,741	4.7%
Management fees	5,000	0.2%	5,000	0.2%	5,000	0.2%
Impairment of goodwill	—	—	64,639	2.7%	—	—
Hurricane-related property damage	—	—	938	0.0%	3,589	0.2%

Total costs and expenses	2,400,966	95.2%	2,297,608	97.3%	1,978,110	95.8%

Earnings from continuing operations before gain (loss) on disposal of assets and income taxes	120,440	4.8%	64,364	2.7%	87,426	4.2%

Gain (loss) on disposal of assets, net	108	0.0%	1,465	0.1%	(75)	(0.0)%

Earnings from continuing operations before income taxes	120,548	4.8%	65,829	2.8%	87,351	4.2%

Income tax expense	44,715	1.8%	27,576	1.2%	35,325	1.7%

Net earnings from continuing operations	75,833	3.0%	38,253	1.6%	52,026	2.5%
Loss from discontinued operations, net of income taxes	(1,087)	(0.1)%	(176)	(0.0)%	(11,275)	(0.5)%

Net earnings	74,746	2.9%	38,077	1.6%	40,751	2.0%
Net earnings attributable to non-controlling interests	(8,279)	(0.3)%	(9,987)	(0.4)%	(4,437)	(0.2)%

Net earnings attributable to IASIS Healthcare LLC	$66,467	2.6%	$28,090	1.2%	$36,314	1.8%

Acute Care
The following table sets forth, for the periods indicated, results of our acute care operations expressed in dollar terms and as a percentage of acute care revenue. Such information has been derived from our audited consolidated statements of operations.

	Year Ended		Year Ended		Year Ended
	September 30, 2010		September 30, 2009		September 30, 2008
($ in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage

Net revenue:
Acute care revenue	$1,729,344	99.3%	$1,662,469	99.4%	$1,523,790	99.4%
Revenue between segments	11,805	0.7%	9,316	0.6%	9,594	0.6%

Total acute care revenue (1)	1,741,149	100.0%	1,671,785	100.0%	1,533,384	100.0%

Costs and expenses:
Salaries and benefits	667,154	38.3%	641,893	38.4%	614,442	40.1%
Supplies	266,347	15.3%	250,310	15.0%	231,001	15.1%
Other operating expenses	339,304	19.5%	302,804	18.1%	264,814	17.3%
Provision for bad debts	197,680	11.4%	192,563	11.5%	161,936	10.6%
Rentals and leases	38,409	2.2%	37,563	2.2%	35,466	2.3%
Interest expense, net	66,810	3.8%	67,890	4.1%	75,665	4.9%
Depreciation and amortization	92,544	5.3%	94,014	5.6%	93,003	6.0%
Management fees	5,000	0.3%	5,000	0.3%	5,000	0.3%
Impairment of goodwill	—	—	64,639	3.9%	—	—
Hurricane-related property damage	—	—	938	0.1%	3,589	0.2%

Total costs and expenses	1,673,248	96.1%	1,657,614	99.2%	1,484,916	96.8%

Earnings from continuing operations before gain (loss) on disposal of assets and income taxes	67,901	3.9%	14,171	0.8%	48,468	3.2%

Gain (loss) on disposal of assets, net	108	0.0%	1,616	0.1%	(75)	(0.0)%

Earnings from continuing operations before income taxes	$68,009	3.9%	$15,787	0.9%	$48,393	3.2%

(1)	Revenue between segments is eliminated in our consolidated results.
Years Ended September 30, 2010 and 2009
Acute care revenue — Acute care revenue from our hospital operations for the year ended September 30, 2010, was $1.7 billion, an increase of $69.4 million, or 4.1%, compared to $1.7 billion in the prior year. The increase in acute care revenue is comprised of an increase in adjusted admissions of 0.6% and an increase in net patient revenue per adjusted admission of 3.8%.
Salaries and benefits — Salaries and benefits expense from our hospital operations for the year ended September 30, 2010, was $667.2 million, or 38.3% of acute care revenue, compared to $641.9 million, or 38.4% of acute care revenue in the prior year.
Supplies — Supplies expense from our hospital operations for the year ended September 30, 2010, was $266.3 million, or 15.3% of acute care revenue, compared to $250.3 million, or 15.0% of acute care revenue, in the prior year. The increase in supplies as a percentage of acute care revenue is primarily the result of a shift in the mix of our surgical volume to cases with more costly implant utilization, such as certain cardiology and orthopedic procedures.
Other operating expenses — Other operating expenses from our hospital operations for the year ended September 30, 2010, were $339.3 million, or 19.5% of acute care revenue, compared to $302.8 million, or 18.1% of acute care revenue in the prior year. Included in the current year were increased professional fees associated with our participation in the indigent care affiliation agreements in our Texas market. Excluding the impact of these indigent care affiliation agreements, other operating expenses as a percentage of acute care revenue were 16.7% for the year ended September 30, 2010, compared to 16.1% in the prior year. The remaining increase in other operating expenses as a percentage of acute care revenue in the current year period is impacted by a 0.3% increase in non-income related taxes, and a 0.4% increase in purchased services related to information technology costs and collection agency fees.

Provision for bad debts — Provision for bad debts from our hospital operations for the year ended September 30, 2010, was $197.7 million, or 11.4% of acute care revenue, compared to $192.6 million, or 11.5% of acute care revenue in the prior year.
Earnings from continuing operations before income taxes — Earnings from continuing operations before income taxes increased $52.2 million to $68.0 million for the year ended September 30, 2010, compared to $15.8 million in the prior year. Earnings from continuing operations before income taxes for the year ended September 30, 2009, included the impact of a $64.6 million non-cash charge related to the impairment of goodwill in our Florida market.
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
Earnings from continuing operations before income taxes — Earnings from continuing operations before income taxes decreased $32.6 million to $15.8 million for the year ended September 30, 2009, compared to $48.4 million in the prior year. Earnings from continuing operations before income taxes for the year ended September 30, 2009, included the impact of a $64.6 million non-cash charge related to the impairment of goodwill in our Florida market.

Health Choice
The following table sets forth, for the periods indicated, results of our Health Choice operations expressed in dollar terms and as a percentage of premium revenue. Such information has been derived from our audited consolidated statements of operations.

	Year Ended		Year Ended		Year Ended
	September 30, 2010		September 30, 2009		September 30, 2008
($ in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
Premium revenue:
Premium revenue	$792,062	100.0%	$699,503	100.0%	$541,746	100.0%
Costs and expenses:
Salaries and benefits	19,149	2.4%	19,028	2.7%	17,667	3.3%
Supplies	198	0.0%	263	0.0%	258	0.0%
Medical claims (1)	690,456	87.2%	602,076	86.1%	461,649	85.2%
Other operating expenses	24,612	3.1%	22,931	3.3%	18,309	3.4%
Rentals and leases	1,546	0.2%	1,564	0.2%	1,167	0.2%
Depreciation and amortization	3,562	0.5%	3,448	0.5%	3,738	0.7%

Total costs and expenses	739,523	93.4%	649,310	92.8%	502,788	92.8%

Earnings before loss on disposal of assets	52,539	6.6%	50,193	7.2%	38,958	7.2%

Loss on disposal of assets, net	—	—	(151)	(0.0)%	—	—

Earnings before income taxes	$52,539	6.6%	$50,042	7.2%	$38,958	7.2%

(1)	Medical claims paid to our hospitals of $11.8 million, $9.3 million and $9.6 million for the years ended September 30, 2010, 2009 and 2008, respectively, are eliminated in our consolidated results.
Years Ended September 30, 2010 and 2009
Premium revenue — Premium revenue from Health Choice was $792.1 million for the year ended September 30, 2010, an increase of $92.6 million or 13.2%, compared to $699.5 million in the prior year. The growth in premium revenue was due to a 14.4% increase in Medicaid member months resulting from increased enrollment in the state program, primarily attributable to the impact of high unemployment, partially offset by a 1.9% decline in Medicaid premium revenue on a per member per month basis.
Medical claims — Prior to eliminations, medical claims expense was $690.5 million for the year ended September 30, 2010, compared to $602.1 million in the prior year. Medical claims expense represents the amounts paid by Health Choice for healthcare services provided to its members. Medical claims expense as a percentage of premium revenue was 87.2% for the year ended September 30, 2010, compared to 86.1% in the prior year. The increase in our medical claims expense as a percentage of premium revenue is primarily the result of an overall increase in medical costs on a per member per month basis, compared to the prior year, coupled with a 1.6% decline in overall premium revenue on a per member per month basis.
Years Ended September 30, 2009 and 2008
Premium revenue — Premium revenue from Health Choice was $699.5 million for the year ended September 30, 2009, an increase of $157.8 million or 29.1%, compared to $541.7 million in the prior year. The growth in premium revenue was attributable to a 31.6% increase in Medicaid enrollees, resulting from Health Choice’s new contract with AHCCCS and increased enrollment in the state program. In addition, Health Choice has implemented successful outreach efforts, especially in its new counties, which have helped to increase the number of covered lives.
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
Years Ended September 30, 2010 and 2009
Income tax expense — We recorded a provision for income taxes from continuing operations of $44.7 million, resulting in an effective tax rate of 37.1% for the year ended September 30, 2010, compared to $27.6 million, for an effective tax rate of 41.9% in the prior year. Our effective tax rate for the year ended September 30, 2009, was impacted by a non-deductible component of the $64.6 million non-cash charge related to the impairment of goodwill in our Florida market.
Years Ended September 30, 2009 and 2008
Income tax expense — We recorded a provision for income taxes from continuing operations of $27.6 million, resulting in an effective tax rate of 41.9% for the year ended September 30, 2009, compared to $35.3 million, for an effective tax rate of 40.4% in the prior year. The increase in our effective tax rate is the result of the impact of a non-deductible component of the $64.6 million non-cash charge related to the impairment of goodwill in our Florida market.
Summary of Operations by Quarter
The following table presents unaudited quarterly operating results for the years ended September 30, 2010 and 2009. We believe that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the consolidated financial statements. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

	Quarter Ended
	Sept. 30,	June 30,	March 31,	Dec. 31,
	2010(1)	2010	2010(2)	2009
	(in thousands)
Net revenue	$629,939	$637,988	$624,522	$628,957
Earnings from continuing operations before income taxes	20,800	34,410	35,410	29,928
Net earnings from continuing operations	12,629	21,727	22,140	19,337

	Quarter Ended
	Sept. 30,	June 30,	March 31,	Dec. 31,
	2009(3)	2009	2009(4)	2008
	(in thousands)
Net revenue	$620,056	$601,618	$578,674	$561,624
Earnings (loss) from continuing operations before income taxes	(38,699)	36,943	44,816	22,769
Net earnings (loss) from continuing operations	(27,300)	23,228	28,367	13,958

(1)
Results for the quarter ended September 30, 2010, include a $1.7 million property tax assessment related to prior periods, and a $723,000 reduction and a $273,000 increase in prior year estimates for professional and general liability losses and workers’ compensation claims, respectively, as a result of our semi-annual actuarial studies.

(2)
Results for the quarter ended March 31, 2010, include $2.0 million of stock compensation expense related to the repurchase of certain equity by our parent company, and a $1.9 million reduction and an $801,000 increase in prior year estimates for professional and general liability losses and workers’ compensation claims, respectively, as a result of our semi-annual actuarial studies.

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

LIQUIDITY AND CAPITAL RESOURCES
Overview of Cash Flow Activities for the Years Ended September 30, 2010 and 2009
For the years ended September 30, 2010 and 2009, our cash flows are summarized as follows (in thousands):

	2010	2009
Cash flows from operating activities	$257,239	$271,971
Cash flows from investing activities	(176,473)	(82,576)
Cash flows from financing activities	(142,783)	(63,605)
Operating Activities
Operating cash flows decreased $14.7 million for the year ended September 30, 2010, compared to the prior year, primarily as a result of an increase in cash taxes.
At September 30, 2010, we had $134.5 million in net working capital, compared to $264.5 million at September 30, 2009. Net accounts receivable decreased $21.0 million to $209.2 million at September 30, 2010, from $230.2 million at September 30, 2009. Our days revenue in accounts receivable at September 30, 2010, were 43, compared to 49 at September 30, 2009.
Investing Activities
Capital expenditures for the year ended September 30, 2010, were $81.3 million, compared to $87.7 million in the prior year. Included in the year ended September 30, 2009, was $25.8 million related to the construction of our two patient tower projects in our Utah market, which were completed during fiscal 2009.
Investing activities during the year ended September 30, 2010, include $97.9 million in funding for the acquisition of Brim.
Financing Activities
During the year ended September 30, 2010, we distributed $125.0 million, net of a $1.8 million income tax benefit, to IAS, our parent company, to fund the repurchase of certain shares of its outstanding preferred stock and cancel certain vested rollover options to purchase its common stock. The holder of the IAS preferred stock is represented by an investor group led by TPG, JLL Partners and Trimaran Fund Management. The repurchase of preferred stock, which included accrued and outstanding dividends, and the cancellation of rollover options were funded by our excess cash on hand. The cancellation of the rollover options, which were associated with our 2004 recapitalization, resulted in the recognition of $2.0 million in stock compensation expense during the year ended September 30, 2010.
During the year ended September 30, 2010, pursuant to the terms of our senior secured credit facilities, we made net payments totaling $5.9 million, compared to net payments of $53.7 million, including $47.8 million used to pay the outstanding balance of our revolving credit facility, in the prior year. Additionally, we made payments totaling $2.5 million on capital leases and other debt obligations during the year ended September 30, 2010, compared to $1.8 million in the prior year.

Capital Resources
As of September 30, 2010, we had two separate debt arrangements:
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
In addition, the senior secured credit facilities contain certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The senior secured credit facilities agreement contains a customary restricted payments covenant, which, among others restrictions, limits the amount of dividends or other cash payments to IAS. As of September 30, 2010, we have $192.0 million available to expend free of any such restrictions pursuant to the restricted payment basket provisions set forth in this covenant.
At September 30, 2010, amounts outstanding under our senior secured credit facilities consisted of a $423.6 million term loan and a $146.7 million delayed draw term loan. In addition, we had $39.9 million and $41.4 million in letters of credit outstanding under the synthetic letter of credit facility and the revolving credit facility, respectively. The weighted average interest rate of outstanding borrowings under the senior secured credit facilities was 3.4% for the year ended September 30, 2010.
$475.0 Million 8 3/4% Senior Subordinated Notes Due 2014
We and our wholly-owned subsidiary, IASIS Capital Corporation, a holding company with no assets or operations, as issuers, have outstanding $475.0 million aggregate principal amount of 8 3/4% notes. Our 8 3/4% notes are general unsecured senior subordinated obligations of the issuers, are subordinated in right of payment to their existing and future senior debt, are pari passu in right of payment with any of their future senior subordinated debt and are senior in right of payment to any of their future subordinated debt. Our existing domestic subsidiaries, other than certain non-guarantor subsidiaries, which include Health Choice and our non-wholly owned subsidiaries, are guarantors of our 8 3/4% notes. Our 8 3/4% notes are effectively subordinated to all of the issuers’ and the guarantors’ secured debt to the extent of the value of the assets securing the debt and are structurally subordinated to all liabilities and commitments (including trade payables and capital lease obligations) of our subsidiaries that are not guarantors of our 8 3/4% notes. Our 8 3/4% notes require semi-annual interest payments in June and December. The indenture related to the 8 3/4% notes contains a customary restricted payments covenant, which, among others restrictions, limits the amount of dividends or other cash payments to IAS, including payments to fund the interest on the Holdings Senior Paid-in-Kind (“PIK”) Loans, which becomes cash pay in June 2012. As of September 30, 2010, we have $105.0 million available to expend free of any such restrictions pursuant to the restricted payment basket provisions set forth in this covenant.

Holdings Senior PIK Loans
IAS has outstanding Holdings Senior PIK Loans, which mature June 15, 2014. Proceeds were used to repurchase certain preferred equity from the stockholders of IAS. The Holdings Senior PIK Loans bear interest at an annual rate equal to LIBOR plus 5.25%. The Holdings Senior PIK Loans rank behind our existing debt and will convert to cash-pay in June 2012, at which time all accrued interest becomes payable. At September 30, 2010, the outstanding balance of the Holdings Senior PIK Loans was $389.8 million, which includes $89.8 million of interest that has accrued to the principal of these loans since the date of issuance, and is recorded in the financial statements of IAS. The credit agreement related to the Holdings Senior PIK Loans includes a restricted payment covenant, which, among other restrictions, limits the amount of dividends that can be paid to the stockholders of IAS. As of September 30, 2010, we have $43.0 million available to expend free of any such restrictions pursuant to the restricted payment basket provisions set forth in this covenant.
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
As of September 30, 2010, we provided a performance guaranty in the form of letters of credit totaling $48.3 million for the benefit of AHCCCS to support our obligations under the Health Choice contract to provide and pay for healthcare services. The amount of the performance guaranty is based in part upon the membership in the plan and the related capitation revenue paid to us.
Capital Expenditures
We plan to finance our proposed capital expenditures with cash generated from operations, borrowings under our senior secured credit facilities and other capital sources that may become available. We expect our capital expenditures for fiscal 2011 to be $120.0 million to $130.0 million, including the following significant expenditures:
•	$50.0 million to $55.0 million for growth and new business projects;

•	$40.0 million to $45.0 million in replacement or maintenance related projects at our hospitals;

•	$12.0 million related to our newly acquired facilities; and

•	$18.0 million in hardware and software costs related to information systems projects, including healthcare IT stimulus initiatives.
Liquidity
We rely on cash generated from our internal operations as our primary source of liquidity, as well as available credit facilities, project and bank financings and the issuance of long-term debt. From time to time, we have also utilized operating lease transactions that are sometimes referred to as off-balance sheet arrangements. We expect that our future funding for working capital needs, capital expenditures, long-term debt repayments and other financing activities will continue to be provided from some or all of these sources. Each of our existing and projected sources of cash is impacted by operational and financial risks that influence the overall amount of cash generated and the capital available to us. For example, cash generated by our business operations may be impacted by, among other things, economic downturns, weather-related catastrophes and adverse industry conditions. Our future liquidity will be impacted by our ability to access capital markets, which may be restricted due to our credit ratings, general market conditions, and by existing or future debt agreements. For a further discussion of risks that can impact our liquidity, see Item 1A., “Risk Factors,” beginning on page 34.

Including our senior secured credit facilities at September 30, 2010, we had available liquidity as follows (in millions):

Available cash and cash equivalents	$144.5
Available capacity under our senior secured revolving credit facility	183.6

Net available liquidity at September 30, 2010	$328.1

Net available liquidity assumes 100% participation from all lenders currently participating in our senior secured revolving credit facility. On February 9, 2010, Barclays Capital assumed a $20.0 million position in our senior secured revolving credit facility, which represents 8.9% of the total capacity. This position was previously held by Lehman Brothers, which we had identified as a defaulting lender. At completion of this assumption, we had access to 100% of our total revolver capacity. In addition to our available liquidity, we expect to generate significant operating cash flow in fiscal 2011. We will also utilize proceeds from our financing activities as needed.
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
As a result of this evaluation, we believe that we will have sufficient liquidity for the next three years to fund the cash required for the payment of taxes and the capital expenditures required to maintain our facilities during this period of time. We are unable at this time to extend our evaluation of the sufficiency of our liquidity beyond three years. We cannot assure you, however, that our operating performance will generate sufficient cash flow from operations or that future borrowings will be available under our senior secured credit facilities, or otherwise, to enable us to grow our business, service our indebtedness, including the senior secured credit facilities and the 8 3/4% notes, or make anticipated capital expenditures. For more information, see Item 1A., “Risk Factors,” beginning on page 34.
One element of our business strategy is to selectively pursue acquisitions and strategic alliances in existing and new markets. Any acquisitions or strategic alliances may result in the incurrence of, or assumption by us, of additional indebtedness. We continually assess our capital needs and may seek additional financing, including debt or equity as considered necessary to fund capital expenditures and potential acquisitions or for other corporate purposes. Our future operating performance, ability to service or refinance our 8 3/4% notes and ability to service and extend or refinance the senior secured credit facilities will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. For more information, see Item 1A., “Risk Factors,” beginning on page 34.

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
Tabular Disclosure of Contractual Obligations
The following table reflects a summary of obligations and commitments outstanding including both the principal and interest portions of long-term debt and capital lease obligations at September 30, 2010.

	Payments Due By Period
	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 Years	Total
	(in millions)
Contractual Cash Obligations:
Long-term debt, with interest (1)	$67.8	$408.5	$787.7	$—	$1,264.0
Capital lease obligations, with interest	0.9	1.2	1.1	4.7	7.9
Medical claims	111.4	—	—	—	111.4
Operating leases	28.5	50.0	38.5	57.4	174.4
Estimated self-insurance liabilities	7.7	15.9	21.4	—	45.0
Purchase obligations	30.8	17.1	0.2	—	48.1

Subtotal	$247.1	$492.7	$848.9	$62.1	$1,650.8

	Amount of Commitment Expiration Per Period
	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 Years	Total
	(in millions)
Other Commitments (2):
Guarantees of surety bonds	$12.1	$—	$—	$—	$12.1
Letters of credit	—	39.9	41.4	—	81.3
Other commitments	4.8	—	—	—	4.8

Subtotal	16.9	39.9	41.4	—	98.2

Total obligations and commitments	$264.0	$532.6	$890.3	$62.1	$1,749.0

(1)
We used 3.4%, the weighted average interest rate incurred on our senior secured credit facilities in fiscal 2010, which accrues actual interest at a variable rate. Actual interest will vary based on changes in interest rates. Included in the weighted average interest rate is the effect of our interest rate swap arrangements, which effectively converts $425.0 million of variable rate debt to fixed rate debt.

(2)
Excludes $11.7 million of unrecognized tax benefits and related interest that could result in a cash settlement, of which $9.2 million relates to timing differences between book and taxable income that may be offset by a reduction of cash tax obligations in future periods. We have not included these amounts in the above table as we cannot reliably estimate the amount and timing of payments related to these liabilities.

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
RECENT ACCOUNTING PRONOUNCEMENTS
We have adopted the FASB authoritative guidance regarding business combinations, which applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This guidance establishes principles and requirements for recognition and measurement of items acquired during a business combination, as well as certain disclosure requirements in the financial statements. The adoption of these provisions did not impact our results of operations or financial position; however, it is anticipated to have a material effect on our accounting for future acquisitions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. The following components of our senior secured credit facilities bear interest at variable rates at specified margins above either the agent bank’s alternate base rate or the LIBOR rate: (i) a $439.0 million, seven-year term loan; (ii) a $150.0 million senior secured delayed draw term loan; and (iii) a $225.0 million, six-year senior secured revolving credit facility. As of September 30, 2010, we had outstanding variable rate debt of $570.3 million. We have managed our market exposure to changes in interest rates by converting $425.0 million of this variable rate debt to fixed rate debt through the use of interest rate swap agreements. Our interest rate swaps provide for $425.0 million of fixed rate debt under our senior secured credit facilities through February 28, 2011 and $200.0 million from March 1, 2011 through February 29, 2012, at rates ranging from 1.5% to 2.0% depending upon the terms of the specific agreement.
Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates on our remaining variable rate debt or our consolidated financial position, results of operations or cash flows would not be material. Holding other variables constant, including levels of indebtedness and interest rate swaps, a 0.125% increase in interest rates would have an estimated impact on pre-tax earnings and cash flows for the next twelve month period of $713,000.
Our interest rate swap agreements expose us to credit risk in the event of non-performance by our counterparties, Citibank and Wachovia. However, we do not anticipate non-performance by Citibank or Wachovia.
We have $475.0 million in senior subordinated notes due December 15, 2014, with interest payable semi-annually at the rate of 8 3/4% per annum. At September 30, 2010, the fair market value of the outstanding 8 3/4% notes was $485.7 million, based upon quoted market prices as of that date.
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

Item 8. Financial Statements and Supplementary Data.
IASIS Healthcare LLC
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
To the Board of Directors of
IASIS Healthcare Corporation, sole member of IASIS Healthcare LLC
We have audited the accompanying consolidated balance sheets of IASIS Healthcare LLC as of September 30, 2010 and 2009, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended September 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IASIS Healthcare LLC at September 30, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2010, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the consolidated financial statements, the Company changed its accounting and disclosure for noncontrolling interests with the adoption of the guidance originally issued in FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (codified in FASB ASC Topic 810, Consolidation) effective October 1, 2009.
/s/ Ernst & Young LLP
Nashville, Tennessee
December 21, 2010

IASIS HEALTHCARE LLC
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	September 30,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$144,511	$206,528
Accounts receivable, less allowance for doubtful accounts of $125,406 and $126,132 at September 30, 2010 and 2009, respectively	209,173	230,198
Inventories	53,842	50,492
Deferred income taxes	15,881	39,038
Prepaid expenses and other current assets	65,340	49,453

Total current assets	488,747	575,709

Property and equipment, net	985,291	997,353
Goodwill	718,243	717,920
Other intangible assets, net	27,000	30,000
Deposit for acquisition	97,891	—
Other assets, net	36,022	36,222

Total assets	$2,353,194	$2,357,204

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$78,931	$68,552
Salaries and benefits payable	38,110	42,548
Accrued interest payable	12,536	12,511
Medical claims payable	111,373	113,519
Other accrued expenses and other current liabilities	106,614	65,701
Current portion of long-term debt and capital lease obligations	6,691	8,366

Total current liabilities	354,255	311,197

Long-term debt and capital lease obligations	1,044,887	1,051,471
Deferred income taxes	109,272	106,425
Other long-term liabilities	60,162	54,222

Non-controlling interests with redemption rights	72,112	72,527

Equity:
Member’s equity	702,135	750,932
Non-controlling interests	10,371	10,430

Total equity	712,506	761,362

Total liabilities and equity	$2,353,194	$2,357,204

See accompanying notes.

IASIS HEALTHCARE LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2010	2009	2008
Net revenue:
Acute care revenue	$1,729,344	$1,662,469	$1,523,790
Premium revenue	792,062	699,503	541,746

Total net revenue	2,521,406	2,361,972	2,065,536

Costs and expenses:
Salaries and benefits	686,303	660,921	632,109
Supplies	266,545	250,573	231,259
Medical claims	678,651	592,760	452,055
Other operating expenses	363,916	325,735	283,123
Provision for bad debts	197,680	192,563	161,936
Rentals and leases	39,955	39,127	36,633
Interest expense, net	66,810	67,890	75,665
Depreciation and amortization	96,106	97,462	96,741
Management fees	5,000	5,000	5,000
Impairment of goodwill	—	64,639	—
Hurricane-related property damage	—	938	3,589

Total costs and expenses	2,400,966	2,297,608	1,978,110

Earnings from continuing operations before gain (loss) on disposal of assets and income taxes	120,440	64,364	87,426
Gain (loss) on disposal of assets, net	108	1,465	(75)

Earnings from continuing operations before income taxes	120,548	65,829	87,351
Income tax expense	44,715	27,576	35,325

Net earnings from continuing operations	75,833	38,253	52,026
Loss from discontinued operations, net of income taxes	(1,087)	(176)	(11,275)

Net earnings	74,746	38,077	40,751
Net earnings attributable to non-controlling interests	(8,279)	(9,987)	(4,437)

Net earnings attributable to IASIS Healthcare LLC	$66,467	$28,090	$36,314

See accompanying notes.

IASIS HEALTHCARE LLC
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Non-controlling
	Interests with		Non-
	Redemption	Member’s	controlling
	Rights	Equity	Interests	Total Equity

Balance at September 30, 2007 (as previously reported)	$—	$691,514	$—	$691,514

Adjustment to non-controlling interests from adoption of FASB authoritative guidance	44,134	(16,782)	8,604	(8,178)

Balance at September 30, 2007 (as adjusted)	44,134	674,732	8,604	683,336
Net earnings	4,285	36,314	152	36,466
Distributions to non-controlling interests	(5,313)	—	(172)	(172)
Proceeds from the sale of non-controlling interests	15,872	—	—	—
Repurchases of non-controlling intersts	(802)	—	—	—
Non-controlling interests in acquisition of Ouachita	—	—	1,897	1,897
Tax effect of adoption of FASB income tax guidance	—	(59)	—	(59)
Adjustment to redemption value of non-controlling interests with redemption rights	(3,520)	3,520	—	3,520

Balance at September 30, 2008	54,656	714,507	10,481	724,988
Net earnings	9,769	28,090	218	28,308
Distributions to non-controlling interests	(6,481)	—	(269)	(269)
Repurchases of non-controlling interests	(1,379)	—	—	—
Conversion of non-controlling interests to note payable	(691)	—	—	—
Stock compensation	—	561	—	561
Other comprehensive loss	—	(2,926)	—	(2,926)
Income tax benefit resulting from exercise of employee stock options	—	9	—	9
Contribution from parent company related to tax benefit from Holdings Senior PIK Loans interest	—	27,344	—	27,344
Adjustment to redemption value of non-controlling interests with redemption rights	16,653	(16,653)	—	(16,653)

Balance at September 30, 2009	72,527	750,932	10,430	761,362
Net earnings	8,144	66,467	135	66,602
Distributions to non-controlling interests	(8,790)	—	(194)	(194)
Repurchases of non-controlling interests	(459)	—	—	—
Stock compensation	—	2,487	—	2,487
Other comprehensive loss	—	(653)	—	(653)
Distribution to parent company in connection with the repurchase of equity, net	—	(124,962)	—	(124,962)
Contribution from parent company related to tax benefit from Holdings Senior PIK Loans interest	—	8,554	—	8,554
Adjustment to redemption value of non-controlling interests with redemption rights	690	(690)	—	(690)

Balance at September 30, 2010	$72,112	$702,135	$10,371	$712,506

See accompanying notes.

IASIS HEALTHCARE LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2010	2009	2008
Cash flows from operating activities:
Net earnings	$74,746	$38,077	$40,751
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	96,106	97,462	96,741
Amortization of loan costs	3,163	3,029	2,913
Stock compensation costs	2,487	561	—
Deferred income taxes	30,473	(5,572)	19,368
Income tax benefit from stock compensation	(1,770)	—	—
Income tax benefit from parent company interest	8,554	27,344	—
Loss (gain) on disposal of assets, net	(108)	(1,465)	75
Loss from discontinued operations	1,087	176	11,275
Impairment of goodwill	—	64,639	—
Hurricane-related property damage	—	938	3,589
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	21,279	(7,302)	17,131
Inventories, prepaid expenses and other current assets	(19,227)	6,728	(21,361)
Accounts payable, other accrued expenses and other accrued liabilities	41,957	45,884	(29,419)

Net cash provided by operating activities — continuing operations	258,747	270,499	141,063
Net cash provided by (used in) operating activities — discontinued operations	(1,508)	1,472	2,313

Net cash provided by operating activities	257,239	271,971	143,376

Cash flows from investing activities:
Purchases of property and equipment	(81,268)	(87,720)	(137,415)
Cash paid for acquisitions	(98,305)	(1,941)	(16,821)
Proceeds from sale of assets	57	5,252	360
Change in other assets	3,043	1,823	4,613

Net cash used in investing activities — continuing operations	(176,473)	(82,586)	(149,263)
Net cash provided by (used in) investing activities — discontinued operations	—	10	(1,017)

Net cash used in investing activities	(176,473)	(82,576)	(150,280)

Cash flows from financing activities:
Payment of debt and capital lease obligations	(8,378)	(55,476)	(306,611)
Proceeds from debt borrowings	—	—	384,978
Distribution to parent company in connection with the repurchase of equity, net	(124,962)	—	—
Distributions to non-controlling interests	(8,984)	(6,750)	(5,485)
Proceeds received from sale (costs paid for repurchase) of non-controlling interests, net	(459)	(1,379)	15,070
Other	—	—	192

Net cash provided by (used in) financing activities — continuing operations	(142,783)	(63,605)	88,144
Net cash used in financing activities — discontinued operations	—	—	(502)

Net cash provided by (used in) financing activities	(142,783)	(63,605)	87,642

Change in cash and cash equivalents	(62,017)	125,790	80,738
Cash and cash equivalents at beginning of period	206,528	80,738	—

Cash and cash equivalents at end of period	$144,511	$206,528	$80,738

Supplemental disclosure of cash flow information:
Cash paid for interest	$63,762	$66,136	$83,126

Cash paid (received) for income taxes, net	$13,528	$4,104	$(925)

Supplemental schedule of noncash investing and financing activities:
Capital lease obligations resulting from acquisitions	$—	$—	$4,849

See accompanying notes.

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION AND BASIS OF PRESENTATION
Organization
IASIS Healthcare LLC (“IASIS” or the “Company”) owns and operates medium-sized acute care hospitals in high-growth urban and suburban markets. At September 30, 2010, the Company owned or leased 15 acute care hospital facilities and one behavioral health hospital facility, with a total of 3,185 licensed beds, located in six regions:
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
General and Administrative
The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include the IASIS corporate office costs, which were $39.2 million, $45.6 million and $50.5 million, for the years ended September 30, 2010, 2009 and 2008, respectively.
Subsequent Events Consideration
The Company has evaluated its financial statements and disclosures for the impact of subsequent events up to the date of filing its annual report on Form 10-K with the Securities and Exchange Commission.

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Net patient revenue is reported at the estimated net realizable amounts from third-party payors and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with third-party payors. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and are adjusted, if necessary, in future periods when final settlements are determined. Net adjustments to estimated third-party payor settlements (“prior year contractuals”) resulted in an increase in net revenue of $5.2 million, $3.2 million and $1.0 million for the years ended September 30, 2010, 2009 and 2008, respectively.
In the ordinary course of business, the Company provides care without charge to patients who are financially unable to pay for the healthcare services they receive. Because the Company does not pursue collection of amounts determined to qualify as charity care, they are not reported in net revenue. The Company currently records revenue deductions for patient accounts that meet its guidelines for charity care. The Company provides charity care to patients with income levels below 200% of the federal poverty level (“FPL”). Additionally, at all of the Company’s hospitals, a sliding scale of reduced rates is offered to uninsured patients, who are not covered through federal, state or private insurance, with incomes between 200% and 400% of the FPL. Charity care deductions based on gross charges for the years ended September 30, 2010, 2009 and 2008 were $37.9 million, $38.6 million and $37.7 million, respectively.
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
The Plan receives reinsurance and other supplemental payments from AHCCCS for healthcare costs that exceed stated amounts at a rate ranging from 75% to 100% of qualified healthcare costs in excess of stated levels of up to $35,000 per claim, depending on the eligibility classification of the member. Qualified costs must be incurred during the contract year and are the lesser of the amount paid by the Plan or the AHCCCS fee schedule. Reinsurance recoveries are recognized under the contract with AHCCCS when healthcare costs exceed stated amounts as provided under the contract, including estimates of such costs at the end of each accounting period.
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

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Health Choice also provides coverage as a Medicare Advantage Prescription Drug (“MAPD”) Special Needs Plan (“SNP”) provider pursuant to its contract with the Centers for Medicare and Medicaid Services (“CMS”). The SNP allows Health Choice to offer Medicare and Part D drug benefit coverage for new and existing dual-eligible members, or those that are eligible for Medicare and Medicaid. The contract with CMS includes successive one-year renewal options at the discretion of CMS and is terminable without cause on 90 days’ written notice or for cause upon written notice if the Company fails to comply with any term or condition of the contract or fails to take corrective action as required to comply with the terms of the contract. Health Choice has received notification that CMS is exercising its option to extend its contract through December 31, 2011.
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
Accounts Receivable
The Company receives payments for services rendered from federal and state agencies (under the Medicare, Medicaid and TRICARE programs), managed care health plans, including Medicare and Medicaid managed health plans, commercial insurance companies, employers and patients. During the years ended September 30, 2010, 2009 and 2008, 47.6%, 45.9% and 44.9%, respectively, of the Company’s net patient revenue related to patients participating in the Medicare and Medicaid programs, including Medicare and Medicaid managed health plans. The Company recognizes that revenue and receivables from government agencies are significant to its operations, but does not believe that there is significant credit risks associated with these government agencies. The Company believes that concentration of credit risk from other payors is limited due to the number of patients and payors.
Net Medicare settlement receivables estimated at September 30, 2010 and 2009, totaled $1.3 million and $6.3 million, respectively, are included in accounts receivable in the accompanying consolidated balance sheets.
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
The Company regularly performs hindsight procedures to evaluate historical write-off and collection experience throughout the year to assist in determing the reasonableness of its process for estimating the allowance for doubtful accounts.

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Property and Equipment
Property and equipment are stated at cost. Routine maintenance and repairs are charged to expense as incurred. Expenditures that increase capacities or extend useful lives are capitalized. Buildings and improvements are depreciated over estimated useful lives ranging generally from 14 to 40 years. Estimated useful lives of equipment vary generally from 3 to 25 years. Leasehold improvements are amortized on a straight-line basis over the lesser of the terms of the respective leases or their estimated useful lives. Depreciation expense, including amortization of assets capitalized under capital leases, is computed using the straight-line method and was $93.1 million, $94.5 million and $93.7 million for the years ended September 30, 2010, 2009 and 2008, respectively. In connection with certain construction projects, the Company capitalized interest totaling $1.2 million and $1.4 million for the years ended September 30, 2009 and 2008, respectively. No amounts were capitalized in the year ended September 30, 2010.
Goodwill and Other Intangible Assets
See Note 10 for the values of goodwill and other intangible assets assigned to each business segment. Intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment.
Goodwill is not amortized but is subject to annual tests for impairment or more often if events or circumstances indicate it may be impaired. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company completed its annual impairment test of goodwill during fiscal 2010, noting no impairment. During fiscal 2009, the Company’s testing of goodwill indicated impairment of goodwill associated with its Florida market. See Note 10 for more details.
Other Assets
Other assets consist primarily of costs associated with the issuance of debt, which are amortized over the life of the related debt. Amortization of deferred financing costs is included in interest expense and totaled $3.2 million, $3.0 million and $2.9 million for the years ended September 30, 2010, 2009 and 2008, respectively. Deferred financing costs, net of accumulated amortization, totaled $12.0 million and $15.2 million at September 30, 2010 and 2009, respectively.

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Non-controlling Interests in Consolidated Entities
Effective October 1, 2009, the Company adopted the provisions of FASB authoritative guidance regarding non-controlling interests in consolidated financial statements. The guidance requires the Company to clearly identify and present ownership interests in subsidiaries held by parties other than the Company in the consolidated financial statements within the equity section. It also requires the amounts of consolidated net earnings attributable to the Company and to the non-controlling interests to be clearly identified and presented on the face of the consolidated statements of operations.
The Company consolidates seven subsidiaries with non-controlling interests that include third-party partners that own limited partnership units with certain redemption features. The redeemable limited partnership units require the Company to buy back the units upon the occurrence of certain events at the fair value of the units. In addition, the limited partnership agreements for all of the limited partnerships provide the limited partners with put rights which allow the units to be sold back to the Company, subject to certain limitations, at the fair value of the units. According to the limited partnership agreements, the fair value of the units is generally calculated as the product of the most current audited fiscal period’s EBITDA (earnings before interest, taxes, depreciation, amortization and management fees) and a fixed multiple, less any long-term debt of the entity. The majority of these put rights require an initial holding period of six years after purchase, at which point the holder of the redeemable limited partnership units may put back to the Company 20% of such holder’s units. Each succeeding year, the number of vested redeemable units will increase by 20% until the end of the tenth year after the initial investment, at which point 100% of the units may be put back to the Company. Under no circumstances shall the Company be required to repurchase more than 25% of the total vested redeemable limited partnership units in any fiscal year. The equity attributable to these interests has been classified as non-controlling interests with redemption rights in the accompanying consolidated balance sheets.
Medical Claims Payable
Monthly capitation payments made by Health Choice to physicians and other healthcare providers are expensed in the month services are contracted to be performed. Claims expense for non-capitated arrangements is accrued as services are rendered by hospitals, physicians and other healthcare providers during the year.
Medical claims payable related to Health Choice includes claims received but not paid and an estimate of claims incurred but not reported. Incurred but not reported claims are estimated using a combination of historical claims experience (including severity and payment lag time) and other actuarial analysis, including number of enrollees, age of enrollees and certain enrollee health indicators, to predict the cost of healthcare services provided to enrollees during any given period. While management believes that its estimation methodology effectively captures trends in medical claims costs, actual payments could differ significantly from estimates given changes in the healthcare cost structure or adverse experience.

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table shows the components of the change in medical claims payable (in thousands):

	Year Ended	Year Ended
	September 30,	September 30,
	2010	2009
Medical claims payable as of October 1	$113,519	$97,343
Medical claims expense incurred during the year:
Related to current year	697,052	620,153
Related to prior years	(6,596)	(18,077)

Total expenses	690,456	602,076

Medical claims payments during the year:
Related to current year	(587,292)	(508,299)
Related to prior years	(105,310)	(77,601)

Total payments	(692,602)	(585,900)

Medical claims payable as of September 30	$111,373	$113,519

As reflected in the table above, medical claims expense for the year ended September 30, 2010, includes a $6.6 million reduction of medical costs related to prior years resulting from favorable development in the Medicaid and Medicare product lines of $6.4 million and $209,000, respectively. The favorable development is attributable to lower than anticipated medical costs. Medical claims expense for the year ended September 30, 2009, includes an $18.1 million reduction of medical costs related to prior years resulting from favorable development in the Medicaid and Medicare product lines of $15.5 million and $2.6 million, respectively. The favorable development is attributable to lower than anticipated medical costs and is offset, in part, by $10.8 million in reductions in premium revenue associated with settlements of various prior year program receivables. Additional adjustments to prior year estimates may be necessary in future periods as more information becomes available.
Health Choice has experienced an increase in the number of lives served by the plan. Enrollment in Health Choice at September 30, 2010 and 2009, was 198,393 and 190,763, respectively.
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
Fair Value of Financial Instruments
Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are reflected in the accompanying consolidated financial statements at amounts that approximate fair value because of the short-term nature of these instruments. The fair value of the Company’s capital lease obligations also approximate carrying value as they bear interest at current market rates. The estimated fair values of the Company’s 8 3/4% senior subordinated notes due 2014 (the “8 3/4% notes”) and senior secured credit facilities were $485.7 million and $570.3 million, respectively, at September 30, 2010, based upon quoted market prices at that date.

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Management Services Agreement
The Company is party to a management services agreement with affiliates of TPG, JLL Partners and Trimaran Fund Management. The management services agreement provides that in exchange for consulting and management advisory services that will be provided to the Company by the investors, the Company will pay an aggregate monitoring fee of 0.25% of budgeted net revenue up to a maximum of $5.0 million per fiscal year to these parties (or certain of their respective affiliates) and reimburse them for their reasonable disbursements and out-of-pocket expenses. This monitoring fee is divided among the parties in proportion to their relative ownership percentages in IASIS Investment LLC, parent company and majority stockholder of IAS. The monitoring fee will be subordinated to the senior subordinated notes in the event of a bankruptcy of the Company. The management services agreement does not have a stated term. Pursuant to the provisions of the management services agreement, the Company has agreed to indemnify the investors (or certain of their respective affiliates) in certain situations arising from or relating to the agreement, the investors’ investment in the securities of IAS or any related transactions or the operations of the investors, except for losses that arise on account of the investors’ negligence or willful misconduct. For each of the three years ended September 30, 2010, 2009 and 2008, the Company paid $5.0 million in monitoring fees under the management services agreement.
Recently Issued Accounting Pronouncements
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
3. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
Long-term debt and capital lease obligations consist of the following (in thousands):

	September 30,	September 30,
	2010	2009
Senior secured credit facilities	$570,260	$576,150
Senior subordinated notes	475,000	475,000
Capital leases and other obligations	6,318	8,687

	1,051,578	1,059,837
Less current maturities	6,691	8,366

	$1,044,887	$1,051,471

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

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
At September 30, 2010, amounts outstanding under the Company’s senior secured credit facilities consisted of a $423.6 million term loan and a $146.7 million delayed draw term loan. In addition, the Company had $39.9 million and $41.4 million in letters of credit outstanding under the synthetic letter of credit facility and the revolving credit facility, respectively. The weighted average interest rate of outstanding borrowings under the senior secured credit facilities was 3.4% and 3.6% for the years ended September 30, 2010 and 2009, respectively.
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
Holdings Senior Paid-in-Kind Loans
IAS has outstanding unsecured Senior Paid-in-Kind (“PIK”) Loans, which were used to repurchase certain preferred equity from its stockholders in fiscal 2007. The Senior PIK Loans mature June 15, 2014, and bear interest at an annual rate equal to LIBOR plus 5.25%. At September 30, 2010, the outstanding balance of the Senior PIK Loans was $389.8 million, which includes $89.8 million of interest that has accrued to the principal of these loans since the date of issuance, and is recorded in the financial statements of IAS. In June 2012, the Senior PIK Loans, which rank behind the Company’s existing debt, will convert to cash-pay, at which time all accrued interest becomes payable. In the event the Senior PIK Loans are not refinanced before their maturity, it is anticipated that principle and interest will be funded by the cash flows of the Company.
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

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company accounts for its interest rate swaps in accordance with the provisions of FASB authoritative guidance regarding accounting for derivative instruments and hedging activities, which also includes enhanced disclosure requirements. In accordance with these provisions, the Company has designated its interest rate swaps as cash flow hedge instruments. The Company assesses the effectiveness of these cash flow hedges on a quarterly basis, with any ineffectiveness being measured using the hypothetical derivative method. The Company completed an assessment of its cash flow hedge instruments during the years ended September 30, 2010 and 2009, and determined its hedging instruments to be highly effective in all periods. Accordingly, no gain or loss resulting from hedging ineffectiveness is reflected in the Company’s accompanying consolidated statements of operations.
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
The fair value of the Company’s interest rate swaps at September 30, 2010 and 2009, reflect liability balances of $5.7 million and $4.7 million, respectively, and are included in other long-term liabilities in the accompanying consolidated balance sheets. The fair value of the Company’s interest rate swaps reflects a liability because the effect of the forward LIBOR curve on future interest payments results in less interest due to the Company under the variable rate component included in the interest rate swap agreements, as compared to the amount due the Company’s counterparties under the fixed interest rate component. Any change in the fair value of the Company’s interest rate swaps, net of income taxes, is included in other comprehensive loss as a component of member’s equity in the accompanying consolidated balance sheets.

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. COMPREHENSIVE INCOME
Comprehensive income consists of two components: net earnings and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that under the FASB authoritative guidance related to accounting for comprehensive income are recorded as elements of equity, but are excluded from net earnings. The following table presents the components of comprehensive income, net of income taxes (in thousands):

	Year Ended	Year Ended
	September 30,	September 30,
	2010	2009

Net earnings	$74,746	$38,077
Change in fair value of interest rate swaps	(1,045)	(4,660)
Change in income tax benefit	392	1,734

Comprehensive income	$74,093	$35,151

The components of accumulated other comprehensive loss, net of income taxes, are as follows (in thousands):

	September 30,	September 30,
	2010	2009

Fair value of interest rate swaps	$(5,707)	$(4,662)
Income tax benefit	2,128	1,736

Accumulated other comprehensive loss	$(3,579)	$(2,926)

6. DISTRIBUTION TO PARENT
During the year ended September 30, 2010, the Company distributed $125.0 million, net of a $1.8 million income tax benefit, to IAS to fund the repurchase of certain shares of its outstanding preferred stock and cancel certain vested rollover options to purchase its common stock. The holder of the IAS preferred stock is represented by an investor group led by TPG, JLL Partners and Trimaran Fund Management. The repurchase of preferred stock, which included accrued and outstanding dividends, and the cancellation of rollover options were funded by the Company’s excess cash on hand.
7. ACQUISITIONS
Effective October 1, 2010, the Company purchased Brim Holdings, Inc. (“Brim”) in a cash-for-stock transaction valued at $95.0 million, subject to changes in net working capital. Brim operates Wadley Regional Medical Center, a 370 licensed bed acute care hospital facility located in Texarkana, Texas, and Pikes Peak Regional Hospital, a 15 licensed bed critical access acute care hospital facility, in Woodland Park, Colorado. In connection with the Company’s agreement to purchase Brim, the Company made an agent fund deposit of $97.9 million, which is included in long-term assets in the accompanying consolidated balance sheet as of September 30, 2010.
Effective February 1, 2008, IASIS Glenwood Regional Medical Center, LP, a wholly-owned subsidiary of the Company, purchased a majority ownership interest in Ouachita Community Hospital, a ten-bed surgical hospital located in West Monroe, Louisiana. The purchase price for the majority ownership interest included $16.8 million in cash.

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. DISCONTINUED OPERATIONS
The Company’s lease agreements to operate Mesa General Hospital (“Mesa General”), located in Mesa, Arizona, and Biltmore Surgery Center (“Biltmore”), located in Phoenix, Arizona, expired by their terms on July 31, 2008 and September 30, 2008, respectively. The Company discontinued services at Mesa General on May 31, 2008, and Biltmore on April 30, 2008. The operating results of Mesa General and Biltmore are classified in the Company’s accompanying consolidated financial statements as discontinued operations. The following table sets forth the components of discontinued operations (in thousands):

	Year ended	Year ended	Year ended
	September 30,	September 30,	September 30,
	2010	2009	2008

Total net revenue	$77	$974	$49,974

Operating expenses	1,814	1,256	64,648
Loss on disposal of assets	—	—	3,928
Income tax benefit	(650)	(106)	(7,327)

Loss from discontinued operations, net of income taxes	$(1,087)	$(176)	$(11,275)

The Company allocated to discontinued operations interest expense of $2.5 million for the year ended September 30, 2008. The allocation of interest expense to discontinued operations was based on the ratio of disposed net assets of Mesa General and Biltmore to the sum of total net assets of the Company plus the Company’s total outstanding debt.
Income taxes allocated to the discontinued operations resulted in related effective tax rates of 37.4%, 37.6% and 39.4% for the years ended September 30, 2010, 2009 and 2008, respectively.

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	September 30,	September 30,
	2010	2009
Land	$102,969	$102,499
Buildings and improvements	811,569	792,467
Equipment	556,353	500,450

	1,470,891	1,395,416
Less accumulated depreciation and amortization	(501,952)	(414,572)

	968,939	980,844
Construction-in-progress	16,352	16,509

	$985,291	$997,353

Included in property and equipment are assets acquired under capital leases of $4.7 million and $4.6 million, net of accumulated amortization of $2.6 million and $3.4 million, at September 30, 2010 and 2009, respectively.
10. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents the changes in the carrying amount of goodwill (in thousands):

	Acute	Health
	Care	Choice	Total
Balance at September 30, 2008	$774,842	$5,757	$780,599
Impairment of Florida market goodwill	(64,639)	—	(64,639)
Other acquisitions	1,960	—	1,960

Balance at September 30, 2009	712,163	5,757	717,920
Other acquisitions	323	—	323

Balance at September 30, 2010	$712,486	$5,757	$718,243

For the year ended September 30, 2010, as a result of the Company’s annual impairment testing, the Company has determined all remaining goodwill and long-lived assets to be recoverable. For the year ended September 30, 2009, as a result of the Company’s annual impairment testing, the Company recorded a $64.6 million non-cash charge ($43.2 million after tax) for the impairment of goodwill related to its Florida market.
Other intangible assets consist solely of Health Choice’s contract with AHCCCS, which is amortized over a period of 15 years, the contract’s estimated useful life, including assumed renewal periods. The gross intangible value originally assigned to the contract was $45.0 million. The Company expects amortization expense for this intangible asset to be $3.0 million per year over the estimated life of the contract. Amortization of this intangible asset is included in depreciation and amortization expense in the accompanying consolidated statement of operations and totaled $3.0 million for each of the years ended September 30, 2010, 2009 and 2008. Net other intangible assets included in the accompanying consolidated balance sheets at September 30, 2010 and 2009, totaled $27.0 million and $30.0 million, respectively.

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. MEMBER’S EQUITY
Common Interests of IASIS
As of September 30, 2010, all of the common interests of IASIS were owned by IAS, its sole member.
12. STOCK OPTIONS
Management Rollover Options
In 2004, an investor group led by TPG acquired IAS, the parent company of IASIS. Prior to the acquisition, IAS maintained the IASIS 2000 Stock Option Plan. In connection with the acquisition, certain holders of 299,900 of in-the-money common stock options elected to rollover and convert such options into fully vested options to purchase an aggregate 3,263 shares of preferred stock, with an exercise price of $437.48 per share, and an aggregate 163,150 shares of common stock, with an exercise price of $8.75 per share. All of the other outstanding options under the IASIS 2000 Stock Option Plan were cancelled upon consummation of the acquisition and the plan was terminated.
In connection with the issuance of the Senior PIK Loans in fiscal 2007, the preferred rollover options were cancelled in exchange for a cash payment equal to the excess of the accreted value of the preferred stock over the exercise price of $437.48 per share.
During the year ended September 30, 2010, the Company paid $4.9 million, net of a $1.8 million income tax benefit, to cancel the 163,150 vested rollover options to purchase its common stock. The cancellation of the rollover options resulted in the Company recognizing $2.0 million in stock compensation expense during the year ended September 30, 2010.
2004 Stock Option Plan
The IAS 2004 Stock Option Plan (the “2004 Stock Option Plan”) was established to promote the Company’s interests by providing additional incentives to its key employees, directors, service providers and consultants. The options granted under the plan represent the right to purchase IAS common stock upon exercise. Each option shall be identified as either an incentive stock option or a non-qualified stock option. The plan was adopted by the board of directors and majority stockholder of IAS in June 2004. The maximum number of shares of IAS common stock that may be issued pursuant to options granted under the 2004 Stock Option Plan is 2,625,975. The options become exercisable over a period not to exceed five years after the date of grant, subject to earlier vesting provisions as provided for in the 2004 Stock Option Plan. All options granted under the 2004 Stock Option Plan expire no later than 10 years from the respective dates of grant. At September 30, 2010, there were 939,646 options available for grant.

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Information regarding the Company’s stock option activity is summarized below:

	2004 Stock Option Plan			Rollover Options
			Weighted			Weighted
			Average			Average
		Option Price	Exercise		Option Price	Exercise
	Options	Per Share	Price	Options	Per Share	Price
Options outstanding at September 30, 2007	1,491,125	$20.00-$35.68	$22.09	163,150	$8.75	$8.75

Granted	1,080	$34.75	$34.75	—	—	—
Exercised	(9,600)	$20.00	$20.00	—	—	—
Cancelled/forfeited	(80,720)	$20.00-$35.68	$26.04	—	—	—

Options outstanding at September 30, 2008	1,401,885	$20.00-$35.68	$21.82	163,150	$8.75	$8.75

Granted	477,700	$34.75	$34.75	—	—	—
Exercised	—	—	—	—	—	—
Cancelled/forfeited	(119,410)	$20.00-$35.68	$31.17	—	—	—

Options outstanding at September 30, 2009	1,760,175	$20.00-$35.68	$24.70	163,150	$8.75	$8.75

Granted	45,000	$34.75-$45.66	$43.24	—	—	—
Exercised	—	—	—	—	—	—
Cancelled/forfeited	(118,846)	$20.00-$35.68	$33.38	(163,150)	8.75	8.75

Options outstanding at September 30, 2010	1,686,329	$20.00-$45.66	$24.58	—	—	—

Options exercisable at September 30, 2010	1,374,620	$20.00-$35.68	$21.98	—	$—	$—

The following table provides information regarding assumptions used in the fair value measurement for options granted on or after October 1, 2006.

Options Granted
On or After
October 1, 2006
Risk-free interest	3.1%
Dividend yield	0.0%
Volatility	35.0%
Expected option life	7.3 years
For options granted on or after October 1, 2006, the Company used the Black-Scholes-Merton valuation model in determining the fair value measurement. Volatility for such options was estimated based on the historical stock price information of certain peer group companies for a period of time equal to the expected option life period.
13. INCOME TAXES
Income tax expense on earnings from continuing operations consists of the following (in thousands):

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2010	2009	2008
Current:
Federal	$11,439	$28,220	$12,631
State	2,803	4,933	3,326
Deferred:
Federal	26,750	(5,092)	15,522
State	3,723	(485)	3,846

	$44,715	$27,576	$35,325

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
A reconciliation of the federal statutory rate to the effective income tax rate applied to earnings from continuing operations before income taxes is as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2010	2009	2008
Federal statutory rate	$35.0%	$35.0%	$35.0%
State income taxes, net of federal income tax benefit	3.5	4.4	5.3
Non-deductible goodwill impairment charges	—	3.8	—
Other non-deductible expenses	0.2	0.8	0.5
Income attributable to non-controlling interests	(2.4)	(5.3)	(1.8)
Change in valuation allowance charged to federal income tax expense	0.4	2.4	1.1
Other items, net	0.4	0.8	0.3

Income tax expense	$37.1%	$41.9%	$40.4%

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
A summary of the items comprising deferred tax assets and liabilities is as follows (in thousands):

	September 30,		September 30,
	2010		2009
	Assets	Liabilities	Assets	Liabilities
Depreciation and fixed asset basis differences	$—	$76,706	$—	$77,743
Amortization and intangible asset basis differences	—	66,092	—	55,721
Allowance for doubtful accounts	8,424	—	30,769	—
Professional liability	15,350	—	15,561	—
Accrued expenses and other liabilities	18,617	—	14,625	—
Deductible carryforwards and credits	10,221	—	9,861	—
Other, net	6,325	—	3,841	—
Valuation allowance	(9,530)	—	(8,580)	—

Total	$49,407	$142,798	$66,077	$133,464

Net current deferred tax assets of $15.9 million and $39.0 million and net non-current deferred tax liabilities of $109.3 million and $106.4 million are included in the accompanying consolidated balance sheets at September 30, 2010 and 2009, respectively. The Company had a net income tax receivable of $6.6 million included in other current assets at September 30, 2010, and a net income tax payable of $3.4 million included in other current liabilities at September 30, 2009.
The Company and some of its subsidiaries are included in IAS’ consolidated filing group for U.S. federal income tax purposes, as well as in certain state and local income tax returns that include IAS. With respect to tax returns for any taxable period in which the Company or any of its subsidiaries are included in a tax return filing with IAS, the amount of taxes to be paid by the Company is determined, subject to some adjustments, as if it and its subsidiaries filed their own tax returns excluding IAS. Member’s equity in the accompanying consolidated balance sheets as of September 30, 2010 and 2009, include $35.9 million and $27.3 million, respectively, in capital contributions representing cumulative tax benefits generated by IAS and utilized by the Company in the combined tax return filings, for which IAS did not require cash settlement from the Company.
The Company maintains a valuation allowance for deferred tax assets it believes may not be utilized. The valuation allowance increased by $900,000 and $2.9 million during the years ended September 30, 2010 and 2009, respectively. The increases in the valuation allowance for both years relate to the generation of net operating loss carryforwards by certain subsidiaries excluded from the IAS consolidated federal income tax return, as well as state net operating loss carryforwards that may not ultimately be utilized.
As of September 30, 2010, federal net operating loss carryforwards were available to offset $12.1 million of future taxable income generated by subsidiaries of the Company that are excluded from the IAS consolidated return. A valuation allowance has been established against $10.3 million of these carryforwards, which expire between 2026 and 2030. State net operating losses in the amount of $149.8 million were also available, but largely offset by a valuation allowance. The state net operating loss carryforwards expire between 2018 and 2030.
The Company adopted the provisions of FASB authoritative guidance regarding accounting for uncertainty in income taxes, on October 1, 2007. As a result, the Company recorded a liability for unrecognized tax benefits of $8.1 million, and reduced deferred tax assets for federal and state net operating losses generated by uncertain tax deductions by $9.9 million as of October 1, 2007.

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The liability for unrecognized tax benefits included in the accompanying consolidated balance sheets was $11.7 million, including accrued interest of $319,000 at September 30, 2010, and $7.8 million, including accrued interest of $122,000 at September 30, 2009. An additional $6.2 million and $5.9 million of unrecognized tax benefits are reflected as a reduction to deferred tax assets for state net operating losses generated by uncertain tax deductions as of September 30, 2010 and 2009, respectively. Of the total unrecognized tax benefits at September 30, 2010, $2.3 million (net of the tax benefit on state taxes and interest) represents the amount of unrecognized tax and interest that, if recognized, would favorably impact the Company’s effective income tax rate. The remainder of the unrecognized tax positions consist of items for which the uncertainty relates only to the timing of the deductibility, and state net operating loss carryforwards for which ultimate recognition would result in the creation of an offsetting valuation allowance due to the unlikelihood of future taxable income in that state.
A summary of activity of the Company’s total amounts of unrecognized tax benefits is as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2010	2009	2008
Unrecognized tax benefits at October 1	$13,638	$15,550	17,942
Additions resulting from tax positions taken in a prior period	—	14	937
Reductions resulting from tax positions taken in a prior period	(1,700)	(3,171)	(6,258)
Additions resulting from tax positions taken in the current period	5,596	1,965	2,929
Reductions resulting from lapse of statute of limitations	—	(720)	—

Unrecognized tax benefits at September 30	$17,534	$13,638	$15,550

The Company’s policy is to classify interest and penalties as a component of income tax expense. Interest expense totaling $129,000 and $146,000 (net of related tax benefits) is included in income tax expense for the years ended September 30, 2010 and 2008, respectively. Income tax expense for the year ended September 30, 2009, has been reduced by $122,000 due to a decrease in accrued interest payable in connection with uncertain tax positions (net of related tax benefits).
The Company’s tax years 2007 and beyond remain open to examination by U.S. federal and state taxing authorities. It is reasonably possible that unrecognized tax benefits could significantly increase or decrease within the next twelve months. However, the Company is currently unable to estimate the range of any possible change.
14. COMMITMENTS AND CONTINGENCIES
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
Professional, General and Workers’ Compensation Liability Risks
The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment and personal injuries. To cover these types of claims, the Company maintains professional and general liability insurance in excess of self-insured retentions through a commercial insurance carrier in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is currently not a party to any such proceedings that, in the Company’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company expenses an estimate of the costs it expects to incur under the self-insured retention exposure for professional and general liability claims using historical claims data, demographic factors, severity factors, current incident logs and other actuarial analysis. At September 30, 2010 and 2009, the Company’s professional and general liability accrual for asserted and unasserted claims totaled $41.6 million and $41.7 million, respectively. The semi-annual valuations from the Company’s independent actuary for professional and general liability losses resulted in a change related to estimates for prior years which decreased professional and general liability expense by $2.6 million, $1.2 million and $6.8 million during the years ended September 30, 2010, 2009 and 2008, respectively.

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company is subject to claims and legal actions in the ordinary course of business relative to workers’ compensation. To cover these types of claims, the Company maintains workers’ compensation insurance coverage with a self-insured retention. The Company accrues costs of workers’ compensation claims based upon estimates derived from its claims experience. The semi-annual valuations from the Company’s independent actuary for workers’ compensation losses resulted in a change related to estimates for prior years which increased workers’ compensation expense by $1.1 million during the year ended September 30, 2010, decreased workers’ compensation expense by $526,000, during the year ended September 30, 2009, and increased workers’ compensation expense by $759,000 during the year ended September 30, 2008.
Health Choice
Health Choice has entered into capitated contracts whereby the Plan provides healthcare services in exchange for fixed periodic and supplemental payments from the AHCCCS and CMS. These services are provided regardless of the actual costs incurred to provide these services. The Company receives reinsurance and other supplemental payments from AHCCCS to cover certain costs of healthcare services that exceed certain thresholds. The Company believes the capitated payments, together with reinsurance and other supplemental payments are sufficient to pay for the services Health Choice is obligated to deliver. As of September 30, 2010, the Company has provided a performance guaranty in the form of letters of credit totaling $48.3 million for the benefit of AHCCCS to support its obligations under the Health Choice contract to provide and pay for the healthcare services. The amount of the performance guaranty is generally based in part upon the membership in the Plan and the related capitation revenue paid to Health Choice.
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
Other
On March 31, 2008, the United States District Court for the District of Arizona (the “District Court”) dismissed with prejudice the qui tam complaint against IAS. The qui tam action sought monetary damages and civil penalties under the federal False Claims Act (“FCA”) and included allegations that certain business practices related to physician relationships and the medical necessity of certain procedures resulted in the submission of claims for reimbursement in violation of the FCA. The case dates back to March 2005 and became the subject of a subpoena by the Office of Inspector General (“OIG”) in September 2005. In August 2007, the case was unsealed and the U.S. Department of Justice declined to intervene. The District Court dismissed the case from the bench at the conclusion of oral arguments on IAS’ motion to dismiss. On April 21, 2008, the District Court issued a written order dismissing the case with prejudice and entering formal judgment for IAS and denying as moot IAS’ motions related to the relator’s misappropriation of information subject to a claim of attorney-client privilege by IAS. Both parties appealed. On August 12, 2010, United States Court of Appeals for the Ninth Circuit reversed the District Court’s dismissal of the qui tam complaint and the District Court’s denial of IAS’ motions concerning relator’s misappropriation of documents and ordered that the qui tam relator be allowed leave to file a Third Amended Complaint and for the District Court to consider IAS’ motions concerning relator’s misappropriation of documents. The District Court ordered the qui tam relator to file his Third Amended Complaint by November 22, 2010, and set a schedule for the filing of motions related to the relator’s misappropriation of documents. On October 20, 2010, the qui tam relator filed a motion to transfer this action to the United States District Court for the Eastern District of Texas. That motion remains pending. On November 22, 2010, the relator filed his Third Amended Complaint. IAS anticipates filing a motion to dismiss the Third Amended Complaint and motions concerning the relator’s misappropriation of documents. If the qui tam action was to be resolved in a manner unfavorable to us, it could have a material adverse effect on our business, financial condition and results of operations, including exclusion from the Medicare and Medicaid programs. In addition, we may incur material fees, costs and expenses in connection with defending the qui tam action.

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
15. LEASES
The Company leases various buildings, office space and equipment under capital and operating lease agreements. These leases expire at various times and have various renewal options.
The Company is a party to an amended facility lease with a 15 year term that expires in January 31, 2019, and includes options to extend the term of the lease through January 31, 2039. The annual cost under this agreement is $6.4 million, payable in monthly installments. Future minimum lease payments at September 30, 2010, are as follows (in thousands):

	Capital	Operating
	Leases	Leases
2011	$933	$28,525
2012	652	25,766
2013	562	24,254
2014	562	20,769
2015	562	17,713
Thereafter	4,679	57,380

Total minimum lease payments	$7,950	$174,407

Amount representing interest (at rates ranging from 4.4% to 11.0%)	3,374

Present value of net minimum lease payments (including $649 classified as current)	$4,576

Aggregate future minimum rentals to be received under noncancellable subleases as of September 30, 2010, were $6.8 million.
16. RETIREMENT PLANS
Substantially all employees who are employed by the Company or its subsidiaries, upon qualification, are eligible to participate in a defined contribution 401(k) plan (the “Retirement Plan”). Employees who elect to participate generally make contributions from 1% to 20% of their eligible compensation, and the Company matches, at its discretion, such contributions up to a maximum percentage. Generally, employees immediately vest 100% in their own contributions and vest in the employer portion of contributions over a period not to exceed five years. Company contributions to the Retirement Plan were $6.7 million, $5.7 million and $5.0 million for the years ended September 30, 2010, 2009 and 2008, respectively.

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. SEGMENT AND GEOGRAPHIC INFORMATION
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

	For the Year Ended September 30, 2010
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue	$1,729,344	$—	$—	$1,729,344
Premium revenue	—	792,062	—	792,062
Revenue between segments	11,805	—	(11,805)	—

Total net revenue	1,741,149	792,062	(11,805)	2,521,406

Salaries and benefits (excludes stock compensation)	664,667	19,149	—	683,816
Supplies	266,347	198	—	266,545
Medical claims	—	690,456	(11,805)	678,651
Other operating expenses	339,304	24,612	—	363,916
Provision for bad debts	197,680	—	—	197,680
Rentals and leases	38,409	1,546	—	39,955

Adjusted EBITDA(1)	234,742	56,101	—	290,843

Interest expense, net	66,810	—	—	66,810
Depreciation and amortization	92,544	3,562	—	96,106
Stock compensation	2,487	—	—	2,487
Management fees	5,000	—	—	5,000

Earnings from continuing operations before gain on disposal of assets and income taxes	67,901	52,539	—	120,440
Gain on disposal of assets, net	108	—	—	108

Earnings from continuing operations before income taxes	$68,009	$52,539	$—	$120,548

Segment assets	$2,032,246	$320,948		$2,353,194

Capital expenditures	$80,966	$302		$81,268

Goodwill	$712,486	$5,757		$718,243

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	For the Year Ended September 30, 2009
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue	$1,662,469	$—	$—	$1,662,469
Premium revenue	—	699,503	—	699,503
Revenue between segments	9,316	—	(9,316)	—

Total net revenue	1,671,785	699,503	(9,316)	2,361,972

Salaries and benefits (excludes stock compensation)	641,332	19,028	—	660,360
Supplies	250,310	263	—	250,573
Medical claims	—	602,076	(9,316)	592,760
Other operating expenses	302,804	22,931	—	325,735
Provision for bad debts	192,563	—	—	192,563
Rentals and leases	37,563	1,564	—	39,127
Hurricane-related property damage	938	—	—	938

Adjusted EBITDA(1)	246,275	53,641	—	299,916

Interest expense, net	67,890	—	—	67,890
Depreciation and amortization	94,014	3,448	—	97,462
Stock compensation	561	—	—	561
Impairment of goodwill	64,639	—	—	64,639
Management fees	5,000	—	—	5,000

Earnings from continuing operations before gain (loss) on disposal of assets and income taxes	14,171	50,193	—	64,364
Gain (loss) on disposal of assets, net	1,616	(151)	—	1,465

Earnings from continuing operations before income taxes	$15,787	$50,042	$—	$65,829

Segment assets	$2,109,422	$247,782		$2,357,204

Capital expenditures	$86,875	$845		$87,720

Goodwill	$712,163	$5,757		$717,920

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	For the Year Ended September 30, 2008
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue	$1,523,790	$—	$—	$1,523,790
Premium revenue	—	541,746	—	541,746
Revenue between segments	9,594	—	(9,594)	—

Total net revenue	1,533,384	541,746	(9,594)	2,065,536

Salaries and benefits	614,442	17,667	—	632,109
Supplies	231,001	258	—	231,259
Medical claims	—	461,649	(9,594)	452,055
Other operating expenses	264,814	18,309	—	283,123
Provision for bad debts	161,936	—	—	161,936
Rentals and leases	35,466	1,167	—	36,633
Hurricane-related property damage	3,589	—	—	3,589

Adjusted EBITDA(1)	222,136	42,696	—	264,832

Interest expense, net	75,665	—	—	75,665
Depreciation and amortization	93,003	3,738	—	96,741
Management fees	5,000	—	—	5,000

Earnings from continuing operations before loss on disposal of assets and income taxes	48,468	38,958	—	87,426
Loss on disposal of assets, net	(75)	—	—	(75)

Earnings from continuing operations before income taxes	$48,393	$38,958	$—	$87,351

Segment assets	$2,123,069	$185,078		$2,308,147

Capital expenditures	$136,425	$990		$137,415

Goodwill	$774,842	$5,757		$780,599

(1)
Adjusted EBITDA represents net earnings from continuing operations before interest expense, income tax expense, depreciation and amortization, stock compensation, impairment of goodwill, gain (loss) on disposal of assets and management fees. Management fees represent monitoring and advisory fees paid to TPG, the Company’s majority financial sponsor, and certain other members of IASIS Investment LLC. Management routinely calculates and communicates adjusted EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within the healthcare industry to evaluate hospital performance, allocate resources and measure leverage capacity and debt service ability. In addition, the Company uses adjusted EBITDA as a measure of performance for its business segments and for incentive compensation purposes. Adjusted EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net earnings, cash flows generated by operating, investing, or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Adjusted EBITDA, as presented, differs from what is defined under the Company’s senior secured credit facilities and may not be comparable to similarly titled measures of other companies.

18. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
A summary of accrued expenses and other current liabilities consists of the following (in thousands):

	September 30,	September 30,
	2010	2009
Employee health insurance payable	$8,265	$9,183
Accrued property taxes	11,645	10,496
Health Choice program settlements payable	56,487	13,720
Other	30,217	32,302

	$106,614	$65,701

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
19. ALLOWANCE FOR DOUBTFUL ACCOUNTS
A summary of activity in the Company’s allowance for doubtful accounts is as follows (in thousands):

				Accounts
				Written Off,
	Beginning	Provision for		Net of	Ending
	Balance	Bad Debts	Other (1)	Recoveries	Balance
Year Ended September 30, 2008	$97,829	161,936	6,782	(158,092)	$108,455
Year Ended September 30, 2009	$108,455	192,563	641	(175,527)	$126,132
Year Ended September 30, 2010	$126,132	197,680	—	(198,406)	$125,406

(1)	Represents provision for bad debts recorded at facilities which are now included in discontinued operations.
The provision for bad debts increased $30.6 million during the year ended September 30, 2009, primarily as a result of increases in self-pay volume and revenue.
20. IMPACT OF HURRICANE ACTIVITY
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
21. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
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
Summarized condensed consolidating balance sheets at September 30, 2010 and 2009, condensed consolidating statements of operations and cash flows for the years ended September 30, 2010, 2009 and 2008, for the Company, segregating the parent company issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, are found below. Prior year amounts have been reclassified to conform to the current year presentation.

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

IASIS Healthcare LLC
Condensed Consolidating Balance Sheet
September 30, 2010
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$143,599	$912	$—	$144,511
Accounts receivable, net	—	81,649	127,524	—	209,173
Inventories	—	22,793	31,049	—	53,842
Deferred income taxes	15,881	—	—	—	15,881
Prepaid expenses and other current assets	—	23,577	41,763	—	65,340

Total current assets	15,881	271,618	201,248	—	488,747

Property and equipment, net	—	351,265	634,026	—	985,291
Intercompany	—	(297,257)	297,257	—	—
Net investment in and advances to subsidiaries	1,823,973	—	—	(1,823,973)	—
Goodwill	17,331	65,504	635,408	—	718,243
Other intangible assets, net	—	—	27,000	—	27,000
Deposit for acquisition	—	97,891	—	—	97,891
Other assets, net	12,018	17,967	6,037	—	36,022

Total assets	$1,869,203	$506,988	$1,800,976	$(1,823,973)	$2,353,194

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$32,400	$46,531	$—	$78,931
Salaries and benefits payable	—	19,916	18,194	—	38,110
Accrued interest payable	12,536	(3,237)	3,237	—	12,536
Medical claims payable	—	—	111,373	—	111,373
Other accrued expenses and other current liabilities	—	32,326	74,288	—	106,614
Current portion of long-term debt and capital lease obligations	5,890	801	20,570	(20,570)	6,691

Total current liabilities	18,426	82,206	274,193	(20,570)	354,255

Long-term debt and capital lease obligations	1,039,370	5,517	547,170	(547,170)	1,044,887
Deferred income taxes	109,272	—	—	—	109,272
Other long-term liabilities	—	59,527	635	—	60,162

Total liabilities	1,167,068	147,250	821,998	(567,740)	1,568,576

Non-controlling interests with redemption rights	—	72,112	—	—	72,112

Equity:
Member’s equity	702,135	277,255	978,978	(1,256,233)	702,135
Non-controlling interests	—	10,371	—	—	10,371

Total equity	702,135	287,626	978,978	(1,256,233)	712,506

Total liabilities and equity	$1,869,203	$506,988	$1,800,976	$(1,823,973)	$2,353,194

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
(in thousands)

	For the Year Ended September 30, 2010
		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue:
Acute care revenue	$—	$685,244	$1,055,905	$(11,805)	$1,729,344
Premium revenue	—	—	792,062	—	792,062

Total net revenue	—	685,244	1,847,967	(11,805)	2,521,406

Costs and expenses:
Salaries and benefits	—	351,792	334,511	—	686,303
Supplies	—	111,777	154,768	—	266,545
Medical claims	—	—	690,456	(11,805)	678,651
Other operating expenses	—	121,522	242,394	—	363,916
Provision for bad debts	—	90,564	107,116	—	197,680
Rentals and leases	—	16,736	23,219	—	39,955
Interest expense, net	66,810	—	41,270	(41,270)	66,810
Depreciation and amortization	—	40,762	55,344	—	96,106
Management fees	5,000	(22,831)	22,831	—	5,000
Equity in earnings of affiliates	(139,647)	—	—	139,647	—

Total costs and expenses	(67,837)	710,322	1,671,909	86,572	2,400,966

Earnings (loss) from continuing operations before gain (loss) on disposal of assets and income taxes	67,837	(25,078)	176,058	(98,377)	120,440
Gain (loss) on disposal of assets, net	—	273	(165)	—	108

Earnings (loss) from continuing operations before income taxes	67,837	(24,805)	175,893	(98,377)	120,548
Income tax expense	43,290	—	1,425	—	44,715

Net earnings (loss) from continuing operations	24,547	(24,805)	174,468	(98,377)	75,833
Earnings (loss) from discontinued operations, net of income taxes	650	(1,731)	(6)	—	(1,087)

Net earnings (loss)	25,197	(26,536)	174,462	(98,377)	74,746
Net earnings attributable to non-controlling interests	—	(8,279)	—	—	(8,279)

Net earnings (loss) attributable to IASIS Healthcare LLC	$25,197	$(34,815)	$174,462	$(98,377)	$66,467

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
(in thousands)

	For the Year Ended September 30, 2009
		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue:
Acute care revenue	$—	$656,913	$1,014,872	$(9,316)	$1,662,469
Premium revenue	—	—	699,503	—	699,503

Total net revenue	—	656,913	1,714,375	(9,316)	2,361,972

Costs and expenses:
Salaries and benefits	—	336,687	324,234	—	660,921
Supplies	—	103,587	146,986	—	250,573
Medical claims	—	—	602,076	(9,316)	592,760
Other operating expenses	—	121,597	204,138	—	325,735
Provision for bad debts	—	94,662	97,901	—	192,563
Rentals and leases	—	16,138	22,989	—	39,127
Interest expense, net	67,890	—	43,063	(43,063)	67,890
Depreciation and amortization	—	42,492	54,970	—	97,462
Management fees	5,000	(21,862)	21,862	—	5,000
Impairment of goodwill	—	64,639	—	—	64,639
Hurricane-related property damage	—	—	938	—	938
Equity in earnings of affiliates	(84,640)	—	—	84,640	—

Total costs and expenses	(11,750)	757,940	1,519,157	32,261	2,297,608

Earnings (loss) from continuing operations before gain (loss) on disposal of assets and income taxes	11,750	(101,027)	195,218	(41,577)	64,364
Gain (loss) on disposal of assets, net	—	1,598	(133)	—	1,465

Earnings (loss) from continuing operations before income taxes	11,750	(99,429)	195,085	(41,577)	65,829
Income tax expense	26,829	—	747	—	27,576

Net earnings (loss) from continuing operations	(15,079)	(99,429)	194,338	(41,577)	38,253
Earnings (loss) from discontinued operations, net of income taxes	106	(310)	28	—	(176)

Net earnings (loss)	(14,973)	(99,739)	194,366	(41,577)	38,077
Net earnings attributable to non-controlling interests	—	(9,987)	—	—	(9,987)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(14,973)	$(109,726)	$194,366	$(41,577)	$28,090

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
(in thousands)

	For the Year Ended September 30, 2008
		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue:
Acute care revenue	$—	$637,773	$895,611	$(9,594)	$1,523,790
Premium revenue	—	—	541,746	—	541,746

Total net revenue	—	637,773	1,437,357	(9,594)	2,065,536

Costs and expenses:
Salaries and benefits	—	319,243	312,866	—	632,109
Supplies	—	104,698	126,561	—	231,259
Medical claims	—	—	461,649	(9,594)	452,055
Other operating expenses	—	111,781	171,342	—	283,123
Provision for bad debts	—	80,139	81,797	—	161,936
Rentals and leases	—	14,891	21,742	—	36,633
Interest expense, net	75,665	—	54,716	(54,716)	75,665
Depreciation and amortization	—	42,721	54,020	—	96,741
Management fees	5,000	(19,337)	19,337	—	5,000
Hurricane-related property damage	—	—	3,589	—	3,589
Equity in earnings of affiliates	(91,476)	—	—	91,476	—

Total costs and expenses	(10,811)	654,136	1,307,619	27,166	1,978,110

Earnings (loss) from continuing operations before gain (loss) on disposal of assets and income taxes	10,811	(16,363)	129,738	(36,760)	87,426
Gain (loss) on disposal of assets, net	—	(81)	6	—	(75)

Earnings (loss) from continuing operations before income taxes	10,811	(16,444)	129,744	(36,760)	87,351
Income tax expense	34,996	—	329	—	35,325

Net earnings (loss) from continuing operations	(24,185)	(16,444)	129,415	(36,760)	52,026
Earnings (loss) from discontinued operations, net of income taxes	5,783	(12,257)	(4,801)	—	(11,275)

Net earnings (loss)	(18,402)	(28,701)	124,614	(36,760)	40,751
Net earnings attributable to non-controlling interests	—	(4,437)	—	—	(4,437)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(18,402)	$(33,138)	$124,614	$(36,760)	$36,314

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
IASIS Healthcare LLC
Condensed Consolidating Statement of Cash Flows
(in thousands)

	For the Year Ended September 30, 2010
		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net earnings (loss)	$25,197	$(26,536)	$174,462	$(98,377)	$74,746
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	40,762	55,344	—	96,106
Amortization of loan costs	3,163	—	—	—	3,163
Stock compensation costs	2,487	—	—	—	2,487
Deferred income taxes	30,473	—	—	—	30,473
Income tax benefit from stock compensation	(1,770)	—	—	—	(1,770)
Income tax benefit from parent company interest	8,554	—	—	—	8,554
Loss (gain) on disposal of assets	—	(273)	165	—	(108)
Loss (earnings) from discontinued operations	(650)	1,731	6	—	1,087
Equity in earnings of affiliates	(139,647)	—	—	139,647	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	—	9,488	11,791	—	21,279
Inventories, prepaid expenses and other current assets	—	(8,423)	(10,804)	—	(19,227)
Accounts payable, other accrued expenses and other accrued liabilities	1,795	11,108	29,054	—	41,957

Net cash provided by (used in) operating activities — continuing operations	(70,398)	27,857	260,018	41,270	258,747
Net cash used in operating activities — discontinued operations	(216)	(1,292)	—	—	(1,508)

Net cash provided by (used in) operating activities	(70,614)	26,565	260,018	41,270	257,239

Cash flows from investing activities
Purchases of property and equipment	—	(44,246)	(37,022)	—	(81,268)
Cash paid for acquisitions	—	(97,891)	(414)	—	(98,305)
Proceeds from sale of assets	—	20	37	—	57
Change in other assets	—	4,247	(1,204)	—	3,043

Net cash used in investing activities	—	(137,870)	(38,603)	—	(176,473)

Cash flows from financing activities
Payment of debt and capital lease obligations	(7,521)	(43)	(814)	—	(8,378)
Distribution to parent company in connection with the repurchase of equity, net	(124,962)	—	—	—	(124,962)
Distributions to non-controlling interests	—	(194)	(8,790)	—	(8,984)
Costs paid for repurchase of non-controlling interests	—	(459)	—	—	(459)
Change in intercompany balances with affiliates, net	49,269	49,269	(211,096)	(41,270)	—

Net cash provided by (used in) financing activities	70,614	48,573	(220,700)	(41,270)	(142,783)

Change in cash and cash equivalents	—	(62,732)	715	—	(62,017)
Cash and cash equivalents at beginning of period	—	206,331	197	—	206,528

Cash and cash equivalents at end of period	$—	$143,599	$912	$—	$144,511

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

IASIS Healthcare LLC
Condensed Consolidating Statement of Cash Flows
(in thousands)

	For the Year Ended September 30, 2009
		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net earnings (loss)	$(14,973)	$(99,739)	$194,366	$(41,577)	$38,077
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Loss (earnings) from discontinued operations	(106)	310	(28)	—	176
Depreciation and amortization	—	42,492	54,970	—	97,462
Amortization of loan costs	3,029	—	—	—	3,029
Income tax benefit from parent company interest	27,344	—	—	—	27,344
Deferred income taxes	(5,572)	—	—	—	(5,572)
Loss (gain) on disposal of assets	—	(1,598)	133	—	(1,465)
Impairment of goodwill	—	64,639	—	—	64,639
Hurricane-related property damage	—	—	938	—	938
Stock compensation costs	561	—	—	—	561
Equity in earnings of affiliates	(84,640)	—	—	84,640	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	—	9,319	(16,621)	—	(7,302)
Inventories, prepaid expenses and other current assets	—	1,179	5,549	—	6,728
Accounts payable, other accrued expenses and other accrued liabilities	51	30,220	15,613	—	45,884

Net cash provided by (used in) operating activities — continuing operations	(74,306)	46,822	254,920	43,063	270,499
Net cash provided by (used in) operating activities — discontinued operations	(106)	1,739	(161)	—	1,472

Net cash provided by (used in) operating activities	(74,412)	48,561	254,759	43,063	271,971

Cash flows from investing activities
Purchases of property and equipment	—	(24,965)	(62,755)	—	(87,720)
Cash paid for acquisitions	—	(1,941)	—	—	(1,941)
Proceeds from sale of assets	—	3,018	2,234	—	5,252
Change in other assets	—	(654)	2,477	—	1,823

Net cash used in investing activities — continuing operations	—	(24,542)	(58,044)	—	(82,586)
Net cash provided by investing activities — discontinued operations	—	10	—	—	10

Net cash used in investing activities	—	(24,532)	(58,044)	—	(82,576)

Cash flows from financing activities
Payment of debt and capital lease obligations	(55,015)	—	(461)	—	(55,476)
Distributions to non-controlling interests	—	(269)	(6,481)	—	(6,750)
Costs paid for repurchase of non-controlling interests	—	(1,379)	—	—	(1,379)
Change in intercompany balances with affiliates, net	129,427	103,614	(189,978)	(43,063)	—

Net cash provided by (used in) financing activities	74,412	101,966	(196,920)	(43,063)	(63,605)

Change in cash and cash equivalents	—	125,995	(205)	—	125,790
Cash and cash equivalents at beginning of period	—	80,336	402	—	80,738

Cash and cash equivalents at end of period	$—	$206,331	$197	$—	$206,528

IASIS HEALTHCARE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

IASIS Healthcare LLC
Condensed Consolidating Statement of Cash Flows
(in thousands)

	For the Year Ended September 30, 2008
		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Cash flows from operating activities
Net earnings (loss)	$(18,402)	$(28,701)	$124,614	$(36,760)	$40,751
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Loss (earnings) from discontinued operations	(5,783)	12,257	4,801	—	11,275
Depreciation and amortization	—	42,721	54,020	—	96,741
Amortization of loan costs	2,913	—	—	—	2,913
Deferred income taxes	19,368	—	—	—	19,368
Loss (gain) on disposal of assets	—	81	(6)	—	75
Hurricane-related property damage	—	—	3,589	—	3,589
Equity in earnings of affiliates	(91,476)	—	—	91,476	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	—	23,114	(5,983)	—	17,131
Inventories, prepaid expenses and other current assets	—	2,328	(23,689)	—	(21,361)
Accounts payable, other accrued expenses and other accrued liabilities	(10,947)	(13,040)	(5,432)	—	(29,419)

Net cash provided by (used in) operating activities — continuing operations	(104,327)	38,760	151,914	54,716	141,063
Net cash provided by (used in) operating activities — discontinued operations	5,783	(884)	(2,586)	—	2,313

Net cash provided by (used in) operating activities	(98,544)	37,876	149,328	54,716	143,376

Cash flows from investing activities
Purchases of property and equipment	—	(45,109)	(92,306)	—	(137,415)
Cash paid for acquisitions	—	(16,799)	(22)	—	(16,821)
Proceeds from sale of assets	—	94	266	—	360
Change in other assets	—	5,226	(613)	—	4,613

Net cash used in investing activities — continuing operations	—	(56,588)	(92,675)	—	(149,263)
Net cash provided by (used in) investing activities — discontinued operations	—	(1,040)	23	—	(1,017)

Net cash used in investing activities	—	(57,628)	(92,652)	—	(150,280)

Cash flows from financing activities
Payment of debt and capital lease obligations	(303,190)	(849)	(2,572)	—	(306,611)
Proceeds from debt borrowings	384,978	—	—	—	384,978
Distributions to non-controlling interests	—	(172)	(5,313)	—	(5,485)
Proceeds received from sale of non-controlling interests, net	—	15,070	—	—	15,070
Other	192	—	—	—	192
Change in intercompany balances with affiliates, net	16,564	90,593	(52,441)	(54,716)	—

Net cash provided by (used in) financing activities — continuing operations	98,544	104,642	(60,326)	(54,716)	88,144
Net cash used in financing activities — discontinued operations	—	(502)	—	—	(502)

Net cash provided by (used in) financing activities	98,544	104,140	(60,326)	(54,716)	87,642

Change in cash and cash equivalents	—	84,388	(3,650)	—	80,738
Cash and cash equivalents at beginning of period	—	(4,052)	4,052	—	—

Cash and cash equivalents at end of period	$—	$80,336	$402	$—	$80,738

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluations of Disclosure Controls and Procedures
Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2010. Based on this evaluation, the principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports.
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
Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected in a timely manner. Because of its inherent limitations, including the possibility of human error and the circumvention or overriding of control procedures, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Therefore, even those internal controls determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2010.
This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting because that requirement under Section 404 of the Sarbanes-Oxley Act of 2002 was permanently removed for non-accelerated filers pursuant to the provisions of Section 989G(a) set forth in the Dodd-Frank Wall Street Reform and Consumer Protection Act enacted into federal law in July 2010.
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

Name	Age	Position
W. Carl Whitmer	46	Director, Chief Executive Officer and President
Phillip J. Mazzuca	51	Chief Operating Officer
John M. Doyle	50	Chief Financial Officer
Frank A. Coyle	46	Secretary and General Counsel
James Moake	41	Operations Chief Financial Officer
Paul Jenson	62	Executive Vice President
Richard Gonzalez	59	President, Texas and Louisiana Markets
Matt Tulin	44	Chief Financial Officer, Utah Market
Bashar Abunaser	42	Corporate Operations Controller and Chief Financial Officer, Florida, Texas and Louisiana Markets
Peter Stanos	47	Vice President, Ethics and Business Practices
Carolyn Rose	61	Chief Executive Officer, Health Choice Arizona, Inc.
David R. White	63	Chairman of the Board
Sandra K. McRee	54	Vice Chair of the Board
Jonathan J. Coslet	46	Director
David Dupree	57	Director
Kirk E. Gorman	60	Director
Greg Kranias	33	Director
Todd B. Sisitsky	39	Director
Paul S. Levy	63	Director
Jeffrey C. Lightcap	51	Director
Sharad Mansukani	41	Director
W. Carl Whitmer become a Director of IAS in April 2010. He has served as President since April 2010 and was appointed Chief Executive Officer in November 2010. Prior to that time, he served as Chief Financial Officer since November 2001 and Vice President and Treasurer from March 2000 to October 2001. Prior to joining our company, Mr. Whitmer served various roles including Vice President of Finance and Treasurer and Chief Financial Officer of PhyCor Inc., where he was employed from July 1994 through February 2000. Mr. Whitmer’s responsibilities at PhyCor included acquisitions, capital planning and management, investor relations, treasury management and external financial reporting. Prior to joining PhyCor Inc., Mr. Whitmer served as a Senior Manager with the accounting firm of KPMG LLP, where he was employed from July 1986 to July 1994. Mr. Whitmer also serves on the board of directors, including the audit committee, of Fenwall, Inc.
Phillip J. Mazzuca was appointed Chief Operating Officer in October 2010. Prior to joining our company, Mr. Mazzuca served as President and Chief Executive Officer of Brim Holdings, Inc., for the past two years. Prior to joining Brim Holdings, Inc., Mr. Mazzuca served for three years as the Executive Vice President and Chief Operating Officer of Charlotte, North Carolina-based MedCath Corporation, where he oversaw the company’s hospital operations. Starting in 1999, he spent six years at IASIS, rising to Division President for the Texas and Florida markets. In previous years, he served in operations leadership roles for a number of hospitals and hospital companies, including Chief Executive Officer of hospitals in several states including Alabama, California, Illinois and Virginia.
John M. Doyle has served as Chief Financial Officer since April 2010. Prior to that time, he served as Vice President and Chief Accounting Officer since July 2006 and Vice President and Treasurer from April 2006 to July 2006. Prior to joining our company, Mr. Doyle was a Senior Manager at Ernst & Young LLP from February 1997 until March 2002 and at KPMG LLP from August 1994 to January 1997, where he specialized in healthcare audit and business advisory services, including mergers and acquisitions. In addition, from October 1991 to August 1994, Mr. Doyle was the Chief Financial Officer for two community hospitals in East Tennessee and North Carolina.

Frank A. Coyle has been Secretary and General Counsel since October 1999. From August 1998 until October 1999, Mr. Coyle served as Secretary and General Counsel of a company formed by members of our management that was merged into one of our subsidiaries. Mr. Coyle served from May 1995 to August 1998 as Assistant Vice President Development in Physician Services and in-house Development Counsel for Columbia/HCA. From May 1990 to May 1995, Mr. Coyle was an attorney with Baker, Worthington, Crossley, Stansberry & Woolf where his work included mergers, acquisitions, securities transactions, not-for-profit representation and formation of Tennessee health maintenance organizations.
James Moake has served as Operations Chief Financial Officer since February 2005. Prior to that time, he has served as a Division Chief Financial Officer since March 2003. From November 2002 to March 2003, Mr. Moake served as Operations Controller. Prior to joining our company, from March 2000 to November 2002, he served as the Chief Financial Officer for two regional medical centers of Province Healthcare Corporation. Mr. Moake served as the Chief Financial Officer of HMA, Inc.’s Community Hospital of Lancaster (PA) from July 1999 to March 2000 and the Assistant Chief Financial Officer of HMA, Inc.’s Biloxi Regional Medical Center (MS) from June 1998 to June 1999. From December 1994 to May 1998, he served as the Chief Financial Officer of Grant Regional Health Center, Inc. in Wisconsin.
Paul Jenson has served as the Executive Vice President — Western Region since April 1, 2008. Prior to that time, Mr. Jenson served as President of the Arizona Market from July 1, 2007 and had also served as the President of the Nevada Market since October 1, 2007. From April 1, 2005 to July 1, 2007, his position was Chief Executive Officer of St. Luke’s Medical Center, St. Luke’s Behavioral Health Center and Biltmore Surgery Center in Phoenix, Arizona. Prior to joining our company, Mr. Jenson worked for HCA Inc. for 14 years with his last position being Chief Executive Officer of HCA-Brunswick Community Hospital from September 2002 until April 2005. Mr. Jenson has a background of 40 years of experience in healthcare management in locations throughout the United States.
Richard Gonzalez has served as President of the Texas and Louisiana markets since December 2008. In addition, he has served as Chief Executive Officer of Southwest General Hospital since April 2003. Prior to joining our company, Mr. Gonzalez held numerous healthcare leadership positions in the United States and Mexico since 1975, including, most recently, as Chief Financial Officer of The Methodist Hospital in Houston, Texas.
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
Bashar Abunaser is serving as the Corporate Operations Controller and the Chief Financial Officer of the Florida, Texas and Louisiana markets. Prior to that time, Mr. Abunaser served as Director of Financial Operations at SunLink Health Systems, Inc. from August 2006 to December 2007 and as Chief Financial Officer at two SunLink hospitals, Chestatee Regional Hospital in Dahlonega, Georgia and Missouri Southern Healthcare in Dexter, Missouri, from September 2003 to August 2006.
Peter Stanos has served as Vice President, Ethics & Business Practices since April 2003. Prior to that time, he served as Regional Director Clinical Operations for our Utah market since July 2002. Prior to joining our company, from May 2000 until July 2002, Mr. Stanos was employed by Province Healthcare Corporation as Chief Quality Officer of Havasu Regional Medical Center and as Regional Director of Quality and Resource Management. From 1997 until 2000, Mr. Stanos was employed by HCA and Triad Hospitals, Inc. as an Associate Administrator and Director of Quality and Resource Management, Materials, Pharmacy and Risk Management. Prior to joining HCA, Mr. Stanos served as Regional Director of several healthcare companies, as well as an independent healthcare consultant.
Carolyn Rose has served as Chief Executive Officer of Health Choice since 1999. From 1983 to 1999, Ms. Rose held a number of senior management positions in the managed healthcare industry. Ms. Rose served as Executive Director/CEO for several large indigent practice associations, as well as serving as a principal and partner in a consulting firm specializing in managed care and hospital consolidations.

David R. White currently serves as Chairman of the Board of Directors of IAS. Mr. White served as Chief Executive Officer of IAS from December 1, 2000 to October 2010 and President of IAS from May 2001 through May 2004. Mr. White served as President and Chief Executive Officer of LifeTrust, an assisted living company, from November 1998 until November 2000. From June 1994 to September 1998, Mr. White served as President of the Atlantic Group at Columbia/HCA, where he was responsible for 45 hospitals located in nine states. Previously, Mr. White was Executive Vice President and Chief Operating Officer at Community Health Systems, Inc., a for-profit hospital management company that operated approximately 20 acute-care hospitals.
Sandra K. McRee was appointed Vice Chair of the Board of Directors of IAS in April 2010. Prior to that time, she served as Chief Operating Officer of IAS from May 2001 to October 2010 and President from May 2004 to April 2010. Ms. McRee was a Regional Vice President for Province Healthcare Corporation from April 1999 until May 2001, where she oversaw the operations of five facilities in Florida, Louisiana and Mississippi. Ms. McRee also served as Vice President, Operations of Province Healthcare Corporation from October 1998 through March 1999. From August 1997 through September 1998, she served as a Division President for Columbia/HCA. Ms. McRee also served as a Group Vice President, Operations for Columbia/HCA from May 1995 through July 1997. Prior to joining Columbia/HCA, Ms. McRee served as an Assistant Vice President for Community Health Systems Inc. where she oversaw 36 facilities. Ms. McRee has spent her entire professional career in the healthcare industry.
Jonathan J. Coslet became a Director of IAS in June 2004. Mr. Coslet is a Senior Partner of TPG. Mr. Coslet is also a member of the firm’s Investment Committee and Management Committee. Prior to joining TPG in 1993, Mr. Coslet was in the Investment Banking Department of Donaldson, Lufkin & Jenrette, specializing in leveraged acquisitions and high yield finance from 1991 to 1993. Mr. Coslet serves on the boards of directors of The Neiman Marcus Group, Inc., PETCO Animal Supplies, Inc., Biomet, Inc., Quintiles Transnational Corp. and Harrah’s Entertainment.
David Dupree became a director of IAS in April 2007. Mr. Dupree has been Managing Director and Chief Executive Officer of The Halifax Group since 1999. Prior to co-founding Halifax, Mr. Dupree was a Managing Director and Partner with The Carlyle Group, where he was primarily responsible for investments in healthcare and related sectors. Prior to joining The Carlyle Group in 1992, Mr. Dupree was a Principal in corporate finance with Montgomery Securities. Mr. Dupree also serves as a Director of Primo Water Corporation, a supplier of bottled water dispensers, and a Director Emeritus of Whole Foods Market, Inc., a natural and organic foods supermarket company where he served as Director from 1997 until 2008.

Kirk E. Gorman was appointed a Director of IAS in August 2004. Mr. Gorman currently serves as Senior Vice President and Chief Financial Officer of Jefferson Health System, a not-for-profit health system based in Radnor, Pennsylvania, which he joined in October 2003. Prior to joining Jefferson Health System, Mr. Gorman served as Senior Vice President and Chief Financial Officer of Universal Health Services, Inc., a public hospital company based in Pennsylvania, from 1987 to February 2003. Mr. Gorman also has 13 years of experience in the banking industry and served as Senior Vice President of Mellon Bank prior to his work in the healthcare industry. Mr. Gorman serves as a Director of Cardionet Inc., the leading provider of mobile cardiac outpatient telemetry. Mr. Gorman served as a Director of Care Investment Trust, a real estate investment and finance company, from 2007 to 2009.
Greg Kranias became a Director of IAS effective May 25, 2010. Mr. Kranias serves as a Principal at TPG. Prior to joining TPG in 2005, Mr. Kranias worked at the private equity firm Forstmann Little & Company. Before joining Forstmann Little & Company in 2001, Mr. Kranias was an investment banker with Goldman, Sachs & Co. Mr. Kranias is involved with TPG’s investment in Harrah’s Entertainment, Inc. He received his M.B.A. from the Stanford Graduate School of Business and his A.B. from Harvard College, where he graduated Phi Beta Kappa.
Todd B. Sisitsky became a Director of IAS in June 2004. Mr. Sisitsky is a Partner of TPG where he leads the firm’s investment activities in the healthcare services, pharmaceutical and medical device sectors. In addition to our company, he played key roles in connection with TPG’s investments in Axcan Pharma, Biomet, Inc., Fenwal Transfusion Therapies, Surgical Care Affiliates, LLC and IMS Health and serves on the board of directors of each of these companies. Prior to joining TPG in 2003, Mr. Sisitsky worked at Forstmann Little & Company and Oak Hill Capital Partners.
Paul S. Levy has been a Director of IAS since October 1999. Mr. Levy is a Senior Managing Director of JLL Partners, Inc., which he founded in 1988. Mr. Levy serves as a director of several companies, including Builders FirstSource, Inc., Medical Card Systems, Inc., Patheon Inc., PGT Inc. and PharmaNet Development Group, Inc.
Jeffrey C. Lightcap has been a Director of IAS since October 1999. Since October 2006, Mr. Lightcap has been a Senior Managing Director of HealthCor Group. Prior to joining HealthCor Group, Mr. Lightcap was a Senior Managing Director at JLL Partners, Inc., which he joined in June 1997. From February 1993 to May 1997, Mr. Lightcap was a Managing Director at Merrill Lynch & Co., Inc., where he was the head of leveraged buyout firm coverage for the mergers and acquisitions group.
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
Director Qualifications
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
When considering whether the directors and nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable the board of directors to satisfy its oversight responsibilities effectively in light of the Company’s business and structure, the board of directors focused primarily on the information discussed in each of the directors’ biographical information set forth above.

Each of the directors possesses high ethical standards, acts with integrity, and exercises careful, mature judgment. Each is committed to employing their skills and abilities to aid the long-term interests of the stakeholders of the Company. In addition, our directors are knowledgeable and experienced in one or more business, governmental, or civic endeavors, which further qualifies them for service as members of the board of directors. Alignment with our stockholders is important in building value at the Company over time.
As a group, the non-management directors possess experience in owning and managing enterprises like the Company and are familiar with corporate finance, strategic business planning activities and issues involving stakeholders more generally.
The management directors bring leadership, extensive business, operating, financial, legal and policy experience, and knowledge of our Company and the Company’s industry, to the board of directors. In addition, the management directors bring their broad strategic vision for our Company to the board of directors.
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

Item 11. Executive Compensation.
COMPENSATION DISCUSSION AND ANALYSIS
Executive Summary
This section discusses the principles underlying our executive compensation policies and decisions. It provides qualitative information regarding the manner in which compensation is earned by our executive officers and places in context the data presented in the tables that follow. In addition, in this section, we address the compensation paid or awarded during fiscal 2010 to the following executive officers: David R. White, our Chairman and Chief Executive Officer through October 31, 2010; W. Carl Whitmer, our President and effective November 1, 2010, our Chief Executive Officer (who also acted as our Chief Financial Officer during part of fiscal 2010), John M. Doyle, our Chief Financial Officer (who also acted as our Chief Accounting Officer during part of fiscal 2010; and three other executive officers who were our three other most highly compensated executive officers in fiscal 2010, as follows: Sandra McRee, our Chief Operating Officer through October 31, 2010; Frank Coyle, our Secretary and General Counsel, and Carolyn Rose, Chief Executive Officer of Health Choice. We refer to these six executive officers as our “named executive officers”.
During fiscal 2010, as part of a leadership transition at the Company, Mr. White and Ms. McRee announced their respective retirements, effective after fiscal 2010. Mr. White will continue as Chairman of the Board of Directors and Ms. McRee will take on the position of Vice Chair of the Board of Directors. During fiscal 2010, Mr. Whitmer was promoted from Chief Financial Officer to President and Mr. Doyle was promoted from Chief Accounting Officer to Chief Financial Officer. Mr. Whitmer also became our Chief Executive Officer effective November 1, 2010.
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

Mr. Coslet, the TPG partner on the Committee, makes all decisions with respect to the compensation of the Chief Executive Officer. Annually, the non-executive directors of the board of directors evaluate the performance of the Chief Executive Officer and that evaluation is then communicated to the Chief Executive Officer by Mr. Coslet. The Chief Executive Officer recommends to Mr. Coslet compensation decisions for our Chief Operating Officer and our Chief Financial Officer, respectively. Our Chief Executive Officer and Mr. Coslet discuss these recommendations in detail before reaching a final decision. With respect to the other named executive officers, our Chief Executive Officer is generally responsible for conducting reviews and making compensation decisions.
During our fiscal year ended September 30, 2010, the Committee did not rely on the advice or reports of any external compensation consultant in making compensation decisions. As TPG has substantial experience and expertise in executive compensation and in some cases internally employs compensation experts, the Committee may from time to time rely upon such experience, expertise and experts.
Our Chief Executive Officer, a member of the board of directors of IAS, is also a member of the Committee and, as discussed above, plays an important role in many compensation decisions. Other named executive officers also attend the Committee meetings and participate only as and if required by the Committee. As discussed above, the Chief Executive Officer does not participate on behalf of the Committee or the board of directors in decisions regarding his own compensation. Any discussion by the Committee regarding compensation for the Chief Executive Officer or other named executive officers is conducted by the Committee in executive session without such persons in attendance.
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

Pay for Performance
The Company emphasizes aligning compensation with performance. With respect to our named executive officers, the primary factor that is utilized in structuring annual compensation, including payouts under the short-term incentive plan, is Adjusted EBITDA (as such term is defined in Note 17 to our consolidated financial statements) compared to our company budget for the previous year. Other factors that may in the Committee’s discretion be considered in certain years include:
•	Adjusted EBITDA year over year growth;
•	Free cash flow;
•	Return on equity;
•	Peer group comparisons including comparisons of net revenue growth, expense margins and return on capital;
•	Individual, company or division performance including certain core performance measures;
•	Promotion of an effective, company-wide program that fosters a culture of legal compliance; and
•	Response to unusual or extreme events.
Another component of the Company’s pay for performance compensation philosophy is the significant equity holdings of the named executive officers. Certain named executive officers were granted common stock options at the time of the Transactions and also rolled over equity. As shown in the compensation tables below, the Company paid approximately $6.1 million to certain named executive officers during fiscal 2010 to cancel remaining vested rollover options to purchase its common stock.
Internal Pay Equity
Internal pay equity is not a material factor with respect to the Committee’s compensation decisions. The Committee believes that the variation in compensation among the named executive officers is reasonable in light of each executive’s experience, contribution and importance to the Company.
Components of the Executive Compensation Program
Employment Agreements
During the process of completing the Transactions, TPG and the other equity investors entered into negotiations regarding employment agreements with Mr. White, Mr. Whitmer and Ms. McRee. The employment agreements that resulted were heavily negotiated and were largely influenced by the experience and expertise of TPG and the other equity holders as well as the executive’s previous performance and familiarity with the business. The resulting employment agreements established the foundation of the Company’s compensation structure with respect to Mr. White, Mr. Whitmer and Ms. McRee. Mr. Whitmer entered into a new negotiated employment agreement upon his promotion to President during fiscal 2010. Mr. Doyle entered into a negotiated employment agreement upon his promotion to Chief Financial Officer during the year. Ms. Rose entered into an agreement for severance benefits and restrictive convenants upon being hired by IASIS in March 2001. Mr. Coyle does not have an employment agreement.
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

The Committee annually reviews and adjusts base salaries of the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. The Chief Executive Officer approves all base salary increases for other named executive officers. Any base salary increase during this annual process is generally intended to compensate the executive for exceptional performance or contributions, cost of living increases, changes in responsibility, and changes in the competitive landscape. Base salaries may also be adjusted at any time during the year if Mr. Coslet, the Committee, or the Chief Executive Officer, as relevant, finds it necessary or advisable to maintain a competitive level or to compensate an individual for increased responsibility. Mr. White and Ms. McRee did not receive a base compensation increase during the year. Effective April 23, 2010, in connection with their respective promotions, Mr. Whitmer received a base compensation increase from $534,871 to $650,000 and Mr. Doyle received a base compensation increase from $260,000 to $400,000. Mr. Coyle and Ms. Rose did not receive a base compensation increase during the year.
Short-Term Incentive Compensation
Our named executive officers have the opportunity to earn cash incentive awards based upon the level of achievement of financial performance metrics. The range of potential payouts for Mr. White, Mr. Whitmer, Ms. McRee and Mr. Doyle are set forth in their employment agreements and, as discussed above, were highly negotiated. Mr. Coyle and Ms. Rose have target and maximum bonus levels that have been approved by the Chief Executive Officer as representing a competitive level and significantly aligning the interests of these executive officers with those of the investors.
Before the end of the first quarter of the relevant fiscal year, the Company, with the input of members of the board of directors and the investors, establishes target levels for Adjusted EBITDA (as such term is defined in Note 17 to our consolidated financial statements) and other operating metrics such as revenue growth and free cash flow that are used both for compensation and budgeting purposes. Our performance during the year versus the Adjusted EBITDA target levels is the primary factor in calculating the short-term incentive compensation paid to the named executive officers. The Committee has chosen Adjusted EBITDA as the primary financial metric used to calculate short term incentive compensation payouts because it believes it provides an effective measure of our company’s financial health and the creation of long-term equity value.
Annual incentive target awards to our named executive officers vary depending on the Company’s performance against the target levels for Adjusted EBITDA and other operating metrics, as follows:
Annual Incentive Target Award Ranges (as a Percentage of Base Salary) for Fiscal 2010

	Threshold	Target	Maximum
David R. White	20%	100%	200%
W. Carl Whitmer(1)	10%	75%	150%
Sandra K. McRee	10%	50%	100%
John M. Doyle(2)	10%	50%	100%
Frank A. Coyle	—	35%	35%
Carolyn Rose	—	35%	75%

(1)	For the time period prior to his promotion to President on April 23, 2010, Mr. Whitmer’s Target award was 50% and his Maximum award was 100%.

(2)	For the time period prior to his promotion to Chief Financial Officer on April 23, 2010, Mr. Doyle’s Target award was 35% and his Maximum award was 50%.
While the primary factor in calculating short-term incentive compensation payouts for Mr. White, Mr. Whitmer, Ms. McRee and Mr. Doyle is Adjusted EBITDA, Mr. Coslet or the Committee, as relevant, may consider, in its discretion, other factors in awarding annual incentive compensation to these individuals, including:
•	Adjusted EBITDA year over year growth;
•	Free cash flow;
•	Return on equity;

•	Peer group comparisons including comparisons of net revenue growth, expense margins and return on capital;
•	Individual, company or division performance including certain core performance measures;
•	Promotion of an effective, company-wide program that fosters a culture of legal compliance; and
•	Response to unusual or extreme events.
While the primary factor in calculating short-term incentive compensation payouts for Mr. Coyle and Ms. Rose is also Adjusted EBITDA and the awards are generally either paid or not paid based upon meeting the budgeted level, payouts for Mr. White, Mr. Whitmer, Ms. McRee and Mr. Doyle may consider quality and customer service metrics, cash collections, certain operational and individual goals, as well as any of the factors listed above, in either adjusting the level of payout or whether a payout is made.
In fiscal 2010, the Adjusted EBITDA target was the primary factor considered in awarding payment under the short-term incentive plan to the named executive officers. However, Mr. Coslet and the Committee, as relevant, also considered individual achievements, our company’s free cash flow financial performance to budget and the company’s overall financial performance compared to peer companies. As a result of the Company not achieving target levels for Adjusted EBITDA and other factors, Mr. White, Mr. Whitmer, Ms. McRee, Mr. Doyle or Mr. Coyle were not granted an award,. The Committee granted an award at 75%, the maximum target level, to Ms. Rose based on the targets and goals achieved at Health Choice.
Long-Term Incentive Compensation
Our executive officer compensation has a substantial equity component as we believe superior equity investors’ returns are achieved through a culture that focuses on long-term performance by our named executive officers and other key associates. By providing our executives with an equity stake in the Company, we are better able to align the interests of our named executive officers and our equity holders. At the time of the Transactions, certain named executive officers each received common stock options granted under the 2004 Option Plan and rolled over certain equity. As shown in the compensation tables below, the Company paid approximately $6.1 million to certain named executive officers during fiscal 2010 to cancel vested rollover options to purchase its common stock.
IAS also maintains the IAS 2004 Stock Option Plan and from time to time may grant additional options to the named executive officers pursuant to this plan. In making long-term equity incentive grants to the named executive officers, certain factors are considered, including but not limited to, the present ownership levels of the named executive officers and the level of the executive’s total compensation package compared to peer companies. It is the responsibility of Mr. Coslet to recommend grants to the Committee for the Chief Executive Officer, the Chief Executive Officer to recommend grants to the Committee for the Chief Operating Officer and Chief Financial Officer, and the Chief Executive Officer, Chief Operating Officer or Chief Financial Officer to recommend grants to the Committee for any other named executive officers. No grants were made to the named executive officers in fiscal 2010.
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

Non-qualified Executive Savings Plan
We provide certain of our employees a non-qualified executive savings plan. The plan is a voluntary, tax-deferred savings vehicle that is available to those employees earning a minimum base salary ($115,000 in 2010). The executive savings plan was implemented in order to assist in the recruitment and retention of key executives by providing the ability to defer additional pre-tax compensation in excess of the limits allowed by the Company’s 401(k) plan.
An eligible employee must contribute the maximum allowed by law to the IASIS 401(k) plan in order to participate in the non-qualified executive savings plan. There are two types of deferrals available under the plan: excess deferrals and additional deferrals. Excess deferrals are contributions that are deposited into the non-qualified executive savings plan because either (a) the participant’s earnings have exceeded $250,000 and/or (b) the participant’s deferrals into the 401(k) plan have reached a dollar limit stipulated by the IRS ($16,500 in 2010). Excess deferrals are automatically deposited into the nonqualified executive savings plan if these limits are reached. Employed physician excess deferrals are not matched. Executive excess deferrals are matched at the same rate as contributions to the 401(k) plan. There is a five-year service requirement for participants to vest in the IASIS excess matching contributions. Currently, none of the named executive officers participates in the plan.
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
Severance and Change in Control Agreements
Messrs. White and Whitmer and Ms. McRee entered into employment agreements in connection with the Transactions, which agreements provide, among other things, for each executive’s rights upon a termination of employment. Mr. Whitmer entered into a new negotiated employment agreement upon his promotion to President during fiscal 2010. Mr. Doyle entered into a negotiated employment agreement upon his promotion to Chief Financial Officer during fiscal 2010. Ms. Rose entered into an agreement for severance benefits and restrictive covenants in March 2001, which provides for her rights upon a termination of employment. We believe that reasonable and appropriate severance and change in control benefits are appropriate in order to be competitive in our executive retention efforts. In agreeing to these benefits, the board of directors recognized that it may be difficult for such executives to find comparable employment within a short period of time. In addition, the board of directors recognized that formalized severance and change in control arrangements are common benefits offered by employers competing for similar senior executive talent. Information regarding applicable payments under such agreements for the named executive officers is provided under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” and “Potential Payments Upon Termination or Change in Control.”
Perquisites
From time to time we agree to provide certain executives with perquisites. We provide these perquisites on a limited basis in order to attract key talent and to enhance business efficiency. We believe these perquisites are in line with market practice. For fiscal 2010, we provided the named executive officers with the following perquisite:
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
Compensation Committee Conclusion
The Committee’s philosophy for executive pay for fiscal 2010 was intended to reflect the unique attributes of our company and each employee individually in the context of our pay positioning policies, emphasizing an overall analysis of the executive’s performance for the prior year, projected role and responsibilities, required impact on execution of our strategy, vulnerability to recruitment by other companies, external pay practices, total cash compensation and equity positioning internally, current equity holdings, and other factors the Committee deemed appropriate. We believe our approach to executive compensation emphasized significant time and performance-based elements intended to promote long term investor value and strongly aligned the interests of our executive officers with those of investors.
Compensation Committee Report
The Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based upon the review and discussions, the Committee directed that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.
Compensation Committee:
Jonathan J. Coslet
David R. White
Jeffrey C. Lightcap

Summary Compensation Table — Fiscal 2010
The following table sets forth, for the fiscal year ended September 30, 2010, the compensation earned by the Principal Executive Officer and Principal Financial Officer. Both Mr. Whitmer and Mr. Doyle served as our Principle Financial Officer during fiscal 2010. The table also sets forth the compensation earned by our other three most highly compensated executive officers during 2010. We refer to these persons as our named executive officers. For 2010, “Salary” accounted for approximately 31.5% of the total compensation of the named executives, “Option Awards” accounted for approximately 66.0% of total compensation, and all other compensation accounted for approximately 2.5% of total compensation. There are no above-market or preferential earnings on deferred compensation. Consequently, the table does not include earnings on deferred amounts. None of the named executive officers is eligible for pension benefits as we do not have a defined benefit program.

						Change in
						Pension Value
						and
					Non-Equity	Nonqualified
				Option	Incentive Plan	Deferred	All Other
Name and Principal		Salary	Bonus	Awards	Compensation	Compensation	Compensation
Position	Year	($)	($)	($)(1)	($)(2)	Earnings ($)	($)	Total ($)
David R. White (3) Chairman of the Board & Chief Executive Officer	2010	808,500	—	2,466,992	—	—	9,628	3,285,120
	2009	808,500	—	16,374	1,617,000	—	9,628	2,451,502
	2008	808,500	—	—	—	—	9,474	817,974

W. Carl Whitmer (3) President	2010	585,458	—	1,438,157	—	—	7,945	2,031,560
	2009	534,871	—	6,264	534,871	—	7,879	1,083,885
	2008	521,620	—	—	—	—	8,638	530,258

Sandra K. McRee (3) Chief Operating Officer	2010	600,000	—	1,809,865	—	—	7,242	2,417,107
	2009	600,000	—	6,264	600,000	—	7,242	1,213,506
	2008	585,135	—	—	—	—	8,142	593,277

John M. Doyle Chief Financial Officer	2010	321,515	—	150,453	—	—	9,179	481,147

Frank A. Coyle Secretary and General Counsel	2010	339,570	—	221,255	—	—	7,640	568,465
	2009	339,570	—	5,693	118,850	—	7,596	471,709
	2008	337,097	—	—	—	—	7,098	344,195

Carolyn Rose Chief Executive Officer — Health Choice	2010	245,000	—	—	180,000	—	7,057	432,057
	2009	245,000	—	13,208	158,400	—	8,498	425,106
	2008	240,000	—	—	236,250	—	9,551	485,801

1.
For 2010, amount represents the incremental fair value paid for canceled vested rollover options to purchase common stock. For 2009, represents the proportionate amount of the total value of option awards recognized as an expense during fiscal 2009 for financial accounting purposes under the provision of FASB authoritative guidance regarding accounting for share-based payments, disregarding for this purpose estimated forfeitures related to service-based vesting conditions. Compensation expense is equal to the grant date fair value of the options estimated using the Black-Scholes-Merton model as amortized over the requisite service periods. See Note 2 to our consolidated financial statements, “Significant Accounting Policies” for additional information.

2.	Represents compensation to the named executive officers made pursuant to the Company’s short-term incentive bonus plan.

3.
Mr. White acted as Chief Executive Officer through October 31, 2010 and currently serves as Chairman of the Board. Mr. Whitmer currently acts as President and became Chief Executive Officer effective November 1, 2010. Ms. McRee acted as Chief Operating Officer through October 31, 2010 and currently serves as Vice Chair of the Board.

Grants of Plan-Based Awards in Fiscal Year 2010

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
	Threshold	Target	Maximum
Name of Executive	($)	($)	($)
David R White	161,700	808,500	1,617,000
W. Carl Whitmer	58,546	292,729	585,458
Sandra K. McRee	60,000	300,000	600,000
John M. Doyle	32,152	160,758	321,515
Frank A. Coyle	—	118,850	118,850
Carolyn Rose	—	85,750	183,750

	Future Payouts Under Equity Incentive Plan Awards(2)
	All Other Option
	Awards: Number of		Grant date fair
	Securities Underlying	Exercise or Base Price	value of stock and
	Options	of Option Awards	option awards
Name of Executive	(#)	($/Sh)	($)
David R White	60,658	8.75	2,466,992
Sandra K. McRee	44,501	8.75	1,809,865
W. Carl Whitmer	35,361	8.75	1,438,157
Frank A. Coyle	5,440	8.75	221,255
John M. Doyle	3,699	8.75	150,453

1.	Awards made under the 2010 Short Term Incentive Plan.

2.	Amounts are for cancelled option awards that were paid at $49.42 per share during fiscal 2010.
Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table
Employment Agreements
On May 4, 2004, we entered into employment agreements with Mr. White, Ms. McRee and Mr. Whitmer that commenced upon the consummation of the Transactions. Mr. White is entitled to receive an annual target bonus of up to 100% of his base salary and an annual maximum bonus of up to 200% of his base salary based upon the achievement of certain performance objectives set annually by the IAS board of directors. Ms. McRee is also are entitled to receive an annual target bonus of up to 50% of her base salary and an annual maximum bonus of up to 100% of her base salary based upon the achievement of certain performance objectives set annually by the IAS board of directors. The base salaries of Mr. White, Ms. McRee and Mr. Whitmer have been increased over time from the initial amounts set forth in such agreements pursuant to the process discussed below.
Effective April 2010, upon his promotion to President, Mr. Whitmer entered into a new negotiated employment agreement. Under the terms of the employment agreement, Mr. Whitmer was entitled to an initial base salary of $650,000 per year during the period in which he served as President of the Company and is entitled to $750,000 per year during the period in which he serves as Chief Executive Officer of the Company. In addition, Mr. Whitmer was also entitled to receive an annual cash target bonus of 75% of his base salary and an annual cash maximum bonus of 150% of his base salary during the period in which he served as the Company’s President and is entitled to an annual cash target bonus of 100% of his base salary and an annual cash maximum bonus of 200% of his base salary during the period in which he serves as the Company’s Chief Executive Officer, in each case based upon the achievement of certain performance objectives set annually by the IAS board of directors. In October 2010, pursuant to the employment agreement, Mr. Whitmer was also granted an option to purchase 88,500 of the total outstanding common stock of IAS at fair market value on the date of grant, and, upon his promotion to Chief Executive Officer, an option to purchase an additional 88,500 of the total outstanding common stock of IAS at fair market value on the date of grant, in each case under the terms of the related grant agreement and the IAS 2004 Stock Option Plan.
Also in April 2010, Mr. Doyle entered into a negotiated employment agreement upon his promotion to Chief Financial Officer. Under the terms of the employment agreement, Mr. Doyle is entitled to an initial base salary of $400,000 per year. Mr. Doyle is also entitled to receive an annual cash target bonus of 50% of his base salary and an annual cash maximum bonus of 100% of his base salary based upon the achievement of certain performance objectives set annually by the IAS board of directors. In October 2010, pursuant to the terms of the employment agreement, Mr. Doyle was also granted an option to purchase 62,000 shares of common stock of the IAS at fair market value on the date of grant and under the terms of the related grant agreement and the IAS 2004 Stock Option Plan.

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
The maximum number of shares of IAS common stock that may be issued pursuant to options granted under the plan is 2,625,975.
The terms and conditions applicable to options are set forth by the Committee in each individual option agreement. However, no option granted under this plan may expire later than ten years from its date of grant. In addition, the Committee may not grant incentive stock options to any person who is not our employee on the date of the grant, and the exercise price of an incentive stock option cannot be less than the fair market value of a share of IAS common stock on the date of its grant. The exercise price of an incentive stock option granted to a stockholder who owns at the time of the grant shares of IAS common stock with more than 10% of the total combined voting power of all classes of IAS capital stock cannot be less than 110% of the fair market value of a share of IAS common stock on the date of the grant and the exercise period shall not exceed five years from the date of the grant. Furthermore, the aggregate fair market value of the shares of IAS common stock for which incentive stock options granted under this plan or any other stock option plan, determined as of the date of grant, that become exercisable for the first time by any person during any calendar year may not exceed $100,000. Any incentive stock options granted in excess of this limitation will be treated for all purposes as non-qualified stock options. As of September 30, 2010, we had no incentive stock options outstanding under the 2004 Stock Option Plan.
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

As of September 30, 2010, options to purchase a total of 1,687,329 shares had been granted and were outstanding under this plan, of which 1,374,620 were then vested and exercisable.
Outstanding Equity Awards at Fiscal 2010 Year-End
The following table summarizes the outstanding equity awards held by each named executive officer at September 30, 2010.

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised Options	Unexercised Options	Option
	(#)	(#)	Exercise Price	Option
Name	Exercisable	Unexercisable	($)	Expiration Date
(a)	(b)	(c)	(d)	(e)
David R. White	292,000	—	20.00	6/23/14
	194,000	—	20.00	3/22/15
	5,000	—	35.68	4/1/16
	2,875	8,625	34.75	10/2/18
Sandra K. McRee	116,800	—	20.00	6/23/14
	85,200	—	20.00	3/22/15
	2,600	650	35.68	4/1/16
	1,100	4,400	34.75	10/2/18
W. Carl Whitmer	116,800	—	20.00	6/23/14
	85,200	—	20.00	3/22/15
	2,600	650	35.68	4/1/16
	1,100	4,400	34.75	10/2/18
John M. Doyle	18,300	—	20.00	9/9/14
	6,700	—	20.00	3/22/15
	10,400	2,600	35.68	4/1/16
	4,800	7,200	34.75	10/2/18
Frank A. Coyle	30,000	—	20.00	9/9/14
	30,000	—	20.00	3/22/15
	8,000	2,000	35.68	4/1/16
	1,000	4,000	34.75	10/2/18
Carolyn Rose	7,000	—	20.00	9/9/14
	1,120	280	35.68	4/1/16
	2,320	9,280	34.75	10/2/18
Option Award Vesting Schedule for David R. White

Grant Date	Vesting Schedule
6/23/2004	25% vests each year for four years from date of grant
3/22/2005	25% vests each year for four years from date of grant
4/1/2006	25% vests each year for four years from date of grant
10/2/2008	25% vests each year for four years from date of grant
Option Award Vesting Schedule
Named Executive Officers except David R. White

Grant Date	Vesting Schedule
6/23/2004	20% vests each year for five years from date of grant
9/9/2004	20% vests each year for five years from date of grant
3/22/2005	20% vests each year for five years from date of grant
4/1/2006	20% vests each year for five years from date of grant
10/2/2008	20% vests each year for five years from date of grant
Pension Benefits
We maintain a 401(k) plan as previously discussed in the Compensation Discussion and Analysis. We do not maintain any defined benefit plans.

Nonqualified Deferred Compensation for Fiscal 2010
We introduced our non-qualified executive savings plan July 1, 2006. The plan is a voluntary, tax-deferred savings vehicle that is available to those employees, including physicians, earning a minimum base salary ($250,000 in 2010). The executive savings plan was implemented in order to contribute to the recruitment and retention of key executives by providing the ability to defer additional pre-tax compensation in excess of the limits allowed by our 401(k) plan.
An eligible employee must contribute the maximum allowed by law to the IASIS 401(k) Retirement Savings Plan in order to participate in the non-qualified executive savings plan. There are two types of deferrals available under the plan: excess deferrals and additional deferrals. Excess deferrals are contributions that are deposited into the non-qualified executive savings plan because either (a) the participant’s earnings have exceeded $245,000 and/or (b) the participant’s deferrals into the 401(k) retirement plan have reached a dollar limit stipulated by the IRS ($16,500 in 2010). Excess deferrals are automatically deposited into the nonqualified executive savings plan if these limits are reached. Physician excess deferrals are not matched. Executive excess deferrals are matched at the same rate as contributions to the 401(k) Retirement Savings Plan. There is a five-year service requirement for participants to vest in the IASIS excess matching contributions. Currently, none of the named executive officers participates in the plan.
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
Employment Agreements
Messrs. White and Whitmer and Mrs. McRee entered into employment agreements in connection with the Transactions. Mr. Whitmer entered into a new negotiated employment agreement upon his promotion to President during the year. Mr. Doyle entered into a negotiated employment agreement upon his promotion to Chief Financial Officer during the year. Ms. Rose entered into an agreement for severance benefits and restrictive covenants in March, 2001. Mr. Coyle does not have an employment agreement. Information regarding these employment agreements is provided under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” and “Potential Payments Upon Termination or Change of Control.”
Potential Payments Upon Termination or Change in Control
The Employment Agreements
Messrs. White, Whitmer and Doyle and Ms. McRee have employment agreements in place that require payment upon certain termination events including, in certain circumstances, a change of control. Ms. Rose has an agreement for severance benefits and restrictive covenants in place that require payment upon certain termination events. As previously stated, Mr. Coyle does not have an employment agreement.

Death
The employment agreements provide that the respective estates of Mr. White, Mr. Whitmer, Ms. McRee and Mr. Doyle will receive the following upon the death of such named executive officer:
(i) all base salary and benefits to be paid or provided to the executive through the date of death;
(ii) a severance amount equal to the executive’s base salary at the then-current rate of base salary with respect to Mr. White, Ms. McRee and Mr. Doyle;
(iii) with respect to Mr. Whitmer, an amount equal to the sum of executive’s base salary at the then-current rate of base salary and the annual cash target bonus;
(iv) to the extent applicable, an amount equal to the pro rata bonus;
(v) in the event that the executive’s spouse or heirs are entitled to receive a payment with respect to the pro rata bonus, they will also be entitled to an additional severance amount equal to one hundred percent (100%) of the pro rata bonus with respect to Mr. White and Ms. McRee;
(vi) the company will also provide the executive’s eligible dependents continued health and medical benefits through the date one year after the date of death; the company may satisfy this obligation by paying such dependents’ health and medical continuation coverage (“COBRA”) premium payments (with the dependents paying the portion of such COBRA payments that the executive was required to pay with respect to such dependents prior to the date of death) with respect to Mr. White, Ms. McRee and Mr. Whitmer; and
(vii) additionally, all of the executive’s options to purchase shares of capital stock of IAS which are unvested as of the date of death but otherwise scheduled to vest on the first vesting date scheduled to occur following the date of death, will immediately vest and become exercisable while all remaining unvested options will terminate as of the date of death. Where the executive’s spouse or heirs are entitled to receive a payment with respect to the pro rata bonus, all of the vested options must be exercised by the executive’s spouse or heirs within two years following the date of death or they will terminate with respect to Mr. White and Ms. McRee. If the executive’s spouse or heirs are not entitled to receive a payment with respect to the pro rata bonus, all of the vested options must be exercised by the executive’s spouse or heirs within one year following the date of death or they will terminate with respect to Mr. White and Ms. McRee. With respect to Mr. Whitmer and Mr. Doyle, all of the vested options must be exercised within the earlier of (i) the tenth anniversary of the date the options were granted or (ii) two years in the case of Mr. Whitmer, and one year, in the case of Mr. Doyle, following the date of death.
Disability
The employment agreements provide that Mr. White, Mr. Whitmer, Ms. McRee and Mr. Doyle will receive the following upon the disability of such named executive officer:
(i) all base salary and benefits to be paid or provided to the executive through the date of disability;
(ii) with respect to Mr. White, Ms. McRee and Mr. Whitmer, a severance amount equal to the executive’s base salary at the then-current rate of base salary provided, however, that in the event the date of termination is the date of delivery of the final required physician’s opinion that the executive will be disabled for 6 consecutive months, the payment with respect to base salary, together with all base salary paid to the executive following the first date that the executive was disabled will equal one hundred and fifty percent (150%) of the executive’s base salary and; provided, further, that amounts payable to the executive must be reduced by the proceeds of any short or long-term disability payments to which the executive may be entitled during such period under policies maintained at the expense of the Company;
(iii) with respect to Mr. Whitmer, an amount equal to 100% of his annual cash target bonus;
(iv) to the extent applicable, an amount equal to the pro rata bonus; if the executive is eligible for such a pro rata bonus, the executive is also entitled to an additional severance amount equal to the pro rata bonus;

(v) with respect to Mr. White, Ms. McRee and Mr. Whitmer, the Company will pay for the executive and his eligible dependents’ continued health and medical benefits through the date one year after the date of termination (provided, however, that in the event that the date of termination is the date of delivery of the final physician’s opinion referred to above, the Company will provide health and medical benefits through the date that is eighteen (18) months following the first date that Executive was unable to perform his duties; the Company may satisfy this obligation by paying COBRA premium payments with respect to the executive and his eligible dependents (with the executive paying the portion of such COBRA payments that executive was required to pay prior to the date of termination); and
(vi) additionally, all of the executive’s options to purchase shares of capital stock of IAS which are unvested as of the date of termination but otherwise scheduled to vest on the first vesting date scheduled to occur following the date of termination, will immediately vest and become exercisable while all remaining unvested options will terminate as of the date of termination. Where the executive is entitled to receive a payment with respect to the pro rata bonus, all of the vested options must be exercised by the executive within two years following the date of termination or the options will terminate with respect to Mr. White and Ms. McRee. If the executive is not entitled to receive a payment with respect to the pro rata bonus, all of the vested options must be exercised by the executive within one year following the date of termination or the options will terminate with respect to Mr. White and Ms. McRee. With respect to Mr. Whitmer and Mr. Doyle, all of the vested options must be exercised within the earlier of (i) the tenth anniversary of the date the options were granted or (ii) two years, in the case of Mr. Whitmer, and one year, in the case of Mr. Doyle, from the date of disability.
The agreement for severance benefits and restrictive covenants for Ms. Rose does not address this scenario.
Termination by the Company for Cause
Upon termination for cause, the executive will be entitled to receive all base salary and benefits to be paid or provided to the executive through the date of termination.
By the Company without Cause
The employment agreements provide that Mr. White, Mr. Whitmer, Ms. McRee and Mr. Doyle will receive the following upon the termination by the Company without cause of such named executive officer:
(i) all base salary and benefits to be paid or provided to the executive through the date of termination;
(ii) with respect to Mr. White and Ms. McRee, a severance amount equal to two hundred percent (200%) of the executive’s base salary at the then-current rate of base salary;
(iii) with respect to Mr. Whitmer and Mr. Doyle, an amount equal to the sum of (i) two hundred percent (200%), in the case of Mr. Whitmer, and one hundred fifty percent (150%) in the case of Mr. Doyle, of the executive’s base salary at the then-current rate of base salary and (ii) the annual cash target bonus;
(iv) to the extent applicable, an amount equal to the pro rata bonus,
(v) with respect to Mr. White and Ms. McRee, in the event that the executive is entitled to receive a payment with respect to the pro rata bonus, an additional severance amount equal to two hundred percent (200%) of the pro rata bonus;
(vi) a lump sum payment equal to the then present value of all major medical, disability and life insurance coverage through the date two years (eighteen months with respect to Mr. Doyle) after the date of termination, provided that under such circumstances the executive shall make all COBRA premium payments on his own behalf; and
(vii) additionally, all of the executive’s options to purchase shares of capital stock of IAS which are unvested as of the date of termination but otherwise scheduled to vest on the first vesting date scheduled to occur following the date of termination, will immediately vest and become exercisable while all remaining unvested options will terminate as of the date of termination. Where the executive is entitled to receive a payment with respect to the pro rata bonus, all of the vested options must be exercised by the executive within two years following the date of termination or the options will terminate with respect to Mr. White and Ms. McRee. If the executive is not entitled to receive a payment with respect to the pro rata bonus, all of the vested options must be exercised by the executive within one year following the date of termination or the options will terminate with respect to Mr. White and Ms. McRee. With respect to Mr. Whitmer and Mr. Doyle, all of the vested options must be exercised within the earlier of (i) the tenth anniversary of the date the options were granted or (ii) two years, in the case of Mr. Whitmer, and one year, in the case of Mr. Doyle, following the date of termination.

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
By the Executive for Good Reason
The employment agreements provide that Mr. White, Mr. Whitmer, Ms. McRee and Mr. Doyle will receive the following upon the resignation by such executive for good reason:
(i) all base salary and benefits to be paid or provided to the executive through the date of Termination;
(ii) with respect to Mr. White and Ms. McRee, an amount equal to two hundred percent (200%) of the executive’s base salary at the then-current rate of base salary;
(iii) with respect to Mr. Whitmer and Mr. Doyle, an amount equal to the sum of (i) two hundred percent (200%), in the case of Mr. Whitmer, and one hundred fifty percent (150%), in the case of Mr. Doyle, of the executive’s base salary at the then-current rate of base salary and (ii) the annual cash target bonus;
(iv) to the extent applicable, an amount equal to the pro rata bonus;
(v) with respect to Mr. White and Ms. McRee in the event that the executive is entitled to receive a payment with respect to the pro rata bonus, an additional severance amount equal to two hundred percent (200%) of the pro rata bonus;
(vi) a lump sum payment equal to the then present value of all major medical, disability and life insurance coverage through the date two years (eighteen months with respect to Mr. Doyle) after the date of termination, provided that under such circumstances the executive shall make all COBRA premium payments on his own behalf; and
(vii) additionally, all of the executive’s options to purchase shares of capital stock of IAS which are unvested as of the date of termination but otherwise scheduled to vest on the first vesting date scheduled to occur following the date of termination, will immediately vest and become exercisable while all remaining unvested options will terminate as of the date of termination. Where the executive is entitled to receive a payment with respect to the pro rata bonus, all of the vested options must be exercised by the executive within two years following the date of termination or the options will terminate with respect to Mr. White and Ms. McRee. If the executive is not entitled to receive a payment with respect to the pro rata bonus, all of the vested options must be exercised by the executive within one year following the date of termination or the options will terminate with respect to Mr. White and Ms. McRee. With respect to Mr. Whitmer and Mr. Doyle, all of the vested options must be exercised within the earlier of (i) the tenth anniversary of the date the options were granted or (ii) two years, in the case of Mr. Whitmer, and one year, in the case of Mr. Doyle, following the date of termination.

Ms. Rose’s agreement for severance benefits and restrictive covenants provides that she will receive the following upon the event of her resignation for good reason:
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
Definition of Good Reason
Each of the following events shall constitute “good reason” for resignation for purposes of the employment agreements of Mr. White, Mr. Whitmer, Ms. McRee and Mr. Doyle:
(i) with respect to Mr. White, Ms. McRee and Mr. Whitmer, the one-year anniversary of the date of any Change of Control (as defined below) unless the acquirer is in the healthcare facilities business, in which case the one-year anniversary will be reduced to six months after the date of the Change of Control;
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
(iii) with respect to Mr. Whitmer and Mr. White only, the removal of or the failure to elect Mr. White to the board of directors;
(iv) any material reduction in duties of the respective executive or any assignment materially inconsistent with his or her position;
(v) any breach by the company of the respective employment agreement; and
(vi) with respect to Mr. Whitmer only, any failure to promote Mr. Whitmer to Chief Executive Officer within 90 days after the retirement of Mr. White.
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
The Company’s Failure to Extend the Employment Term
The employment agreements provide that Mr. White, Mr. Whitmer, Ms. McRee and Mr. Doyle will receive the following upon the Company’s failure to the extend the employment term:
(i) all base salary and benefits to be paid or provided to the executive through the date of death;
(ii) with respect to Mr. White and Ms. McRee a severance amount equal to the executive’s base salary at the then-current rate of base salary;

(iii) with respect to Mr. Whitmer and Mr. Doyle, an amount equal to the sum of (i) the executive’s base salary at the then-current rate of base salary and (ii) the annual cash target bonus;
(iv) to the extent applicable, an amount equal to the pro rata bonus;
(v) with respect to Mr. White and Ms. McRee, in the event that the executive is entitled to receive a payment with respect to the pro rata bonus, an additional severance amount equal to one hundred percent (100%) of the pro rata bonus;
(vi) a lump sum payment equal to the then present value of all major medical, disability and life insurance coverage through the date one year after the date of termination, provided that under such circumstances the executive shall make all COBRA premium payments on his own behalf; and
(vii) additionally, all of the executive’s options to purchase shares of capital stock of IAS which are unvested as of the date of termination but otherwise scheduled to vest on the first vesting date scheduled to occur following the date of termination, will immediately vest and become exercisable while all remaining unvested options will terminate as of the date of termination. Where the executive is entitled to receive a payment with respect to the pro rata bonus, all of the vested options must be exercised by the executive within two years following the date of termination or the options will terminate with respect to Mr. White and Ms. McRee. If the executive is not entitled to receive a payment with respect to the pro rata bonus, all of the vested options must be exercised by the executive within one year following the date of termination or the options will terminate with respect to Mr. White and Ms. McRee. With respect to Mr. Whitmer and Mr. Doyle, all of the vested options must be exercised within the earlier of (i) the tenth anniversary of the date the options were granted and (ii) two years, in the case of Mr. Whitmer, and one year, in the case of Mr. Doyle, following the date of termination.
Definition of Change of Control
The employment agreements of Mr. White, Mr. Whitmer and Ms. McRee define a change of control as any transaction where a person or group of persons (other than the present private equity investors in the Company or their affiliates):
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
In addition, the employment agreements contain non-competition and non-solicitation provisions pursuant to which Mr. White, Mr. Whitmer, Ms. McRee and Mr. Doyle will not compete with IAS or its subsidiaries within 25 miles of the location of any hospital we manage for two years (eighteen months with respect to Mr. Doyle) following the date of termination of such person’s employment. The agreements provide that during this time such person will not solicit or recruit our business partners and employees, respectively. Ms. Rose’s agreement for severance benefits and restrictive covenants contains non-competition provisions pursuant to which Ms. Rose will not compete with Health Choice, without prior consent of the Company, for a period of 15 months following a voluntary termination of Ms. Rose or a termination by the Company for cause.
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

Summary of Payments Made Upon Termination or a Change of Control
The following tables describe the potential payments and benefits under our compensation and benefit plans and arrangements to which Messrs. White, Whitmer, Doyle, Ms. McRee and Ms. Rose would be entitled upon a termination of their employment under their employment agreements. In accordance with SEC disclosure rules, dollar amounts below assume a termination of employment on September 30, 2010 (the last business day of our last completed fiscal year).

	Involuntary	Involuntary		Resignation				Change
	Termination	Termination		For Good				In
	Without	For Cause	Resignation	Reason	Retirement	Death	Disability	Control
David R. White	Cause ($)	($)	($)	($)	($)	($)	($)	($)
Cash severance	1,617,000	—	—	1,617,000	—	808,500	1,212,750	1,617,000
Health and welfare continuation	27,248	—	—	27,248	—	27,248	27,248	27,248

Total	1,644,248	—	—	1,644,248	—	835,748	1,239,998	1,644,248

	Involuntary
	Termination	Involuntary		Resignation				Change
	Without	Termination		For Good				In
Sandra K. McRee	Cause	For Cause	Resignation	Reason	Retirement	Death	Disability	Control
Cash severance	1,200,000	—	—	1,200,000	—	600,000	900,000	1,200,000
Health and welfare continuation	25,656	—	—	25,656	—	25,656	25,656	25,656

Total	1,225,656	—	—	1,225,656	—	625,656	925,656	1,225,656

	Involuntary
	Termination	Involuntary		Resignation				Change
	Without	Termination		For Good				In
W. Carl Whitmer	Cause	For Cause	Resignation	Reason	Retirement	Death	Disability	Control
Cash severance	1,170,916	—	—	1,170,916	—	585,458	878,187	1,170,916
Health and welfare continuation	37,878	—	—	37,878	—	37,878	37,878	37,878

Total	1,208,794	—	—	1,208,794	—	623,336	916,065	1,208,794

	Involuntary
	Termination	Involuntary		Resignation				Change
	Without	Termination		For Good				In
John M. Doyle	Cause	For Cause	Resignation	Reason	Retirement	Death	Disability	Control
Cash severance	482,273	—	—	482,273	—	321,515	482,273	—
Health and welfare continuation	37,605	—	—	37,605	—	37,605	37,605	—

Total	519,878	—	—	519,878	—	359,120	519,878	—

	Involuntary
	Termination	Involuntary		Resignation				Change
	Without	Termination		For Good				In
Carolyn Rose	Cause	For Cause	Resignation	Reason	Retirement	Death	Disability	Control
Cash severance	183,750	—	—	183,750	—	—	—	183,750
Health and welfare continuation	—	—	—	—	—	—	—	—

Total	183,750	—	—	183,750	—	—	—	183,750

Director Compensation for Fiscal 2010
The following table provides compensation information for the year ended September 30, 2010.

Fees Earned
	or Paid in	Stock
	Cash	Awards	Option Awards	All Other	Total
Name	($)	($)	($)	Compensation ($)	($)
Jonathan J. Coslet	—	—	—	—	—
David Dupree	—	—	—	—	—
Kirk E. Gorman	37,500	—	—	—	37,500
Greg Kranias	—	—	—	—	—
Todd B. Sisitsky	—	—	—	—	—
Paul S. Levy	—	—	—	—	—
Jeffrey C. Lightcap	—	—	—	—	—
Sharad Mansukani	37,500	—	—	—	37,500

	Aggregate Options Held	Aggregate Stock Awards Held
Name	at Fiscal Year End	at Fiscal Year End
Jonathan J. Coslet	—	—
David Dupree	—	—
Kirk E. Gorman	3,319	3,319
Greg Kranias	—	—
Todd B. Sisitsky	—	—
Paul S. Levy	—	—
Jeffrey C. Lightcap	—	—
Sharad Mansukani	3,082	3,082
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
Committee Interlocks and Insider Participation
During fiscal 2010, the Committee was composed of David R. White, Jonathan J. Coslet and Jeffrey C. Lightcap. Mr. White currently serves as our Chairman and served as our Chief Executive Officer until November 1, 2010. Officer. Mr. Coslet has never been an officer of IAS. Mr. Lightcap is currently a Director of IAS.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plans
The table below sets forth the following information as of September 30, 2010 with respect to IAS’ equity compensation plans (including individual compensation arrangements) under which its equity securities are authorized for issuance, aggregated by (i) all compensation plans previously approved by IAS’ security holders and (ii) all compensation plans not previously approved by IAS’ security holders:
•	the number of securities to be issued upon the exercise of outstanding options;
•	the weighted-average exercise price of the outstanding options; and
•	the number of securities remaining available for future issuance under the plans.
The IAS 2004 Stock Option Plan has been approved by its stockholders. IAS has not issued any warrants or other rights to purchase its equity securities.

Remaining Available
for Future Issuance
	Number of		Under Equity
	Securities to be		Compensation Plans
	Issued Upon	Weighted-average	(excluding securities
	Exercise of	Exercise Price of	reflected in the
Plan Category	Outstanding Options	Outstanding Options	first column)
Equity compensation plans approved by security holders (1)	1,686,329	$24.58	939,646
Equity compensation plans not approved by security holders	—	—	—

Total	1,686,329	$24.58	939,646

(1)	Consists of 1,686,329 shares of common stock to be issued upon exercise of options issued under IAS’ 2004 Stock Option Plan, with exercise prices ranging from $20.00 to $35.68 per share. Of the 2,625,975 shares of common stock currently authorized for issuance under the 2004 Stock Option Plan, 939,646 shares remain available for future issuance.
Beneficial Ownership of Common Stock
After giving effect to the Transactions, IASIS is a limited liability company consisting of 100% common interests owned by IAS. IAS’ outstanding shares consist of one class of common stock and one class of preferred stock, and 99.9% of the outstanding common stock and 100% of the outstanding preferred stock is owned by IASIS Investment. The outstanding equity interest of IASIS Investment is held 74.4% by TPG, 18.8% by JLL and 6.8% by Trimaran.
The following table presents information as of December 21, 2010, regarding ownership of shares of IAS common stock and preferred stock by each person known to be a holder of more than 5% of IAS common stock and preferred stock, the members of the IAS board of directors, each executive officer named in the summary compensation table and all current directors and executive officers as a group.

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
Unless otherwise indicated, the address of each person listed below is 117 Seaboard Lane, Building E, Franklin, Tennessee 37067.

				Percentage of	Percentage of
	Preferred Shares	Common Shares		Preferred Shares	Common Shares
Beneficial Owners	Beneficially Owned	Beneficially Owned (a)		Beneficially Owned	Beneficially Owned
IASIS Investment (b)(c)	17,989	14,600,000		100.0%	99.9%
David R. White	—	497,250		*	*
Sandra K. McRee	—	206,800		*	*
W. Carl Whitmer	—	206,800		*	*
John M. Doyle	—	40,200		*	*
Frank A. Coyle	—	70,000		*	*
Carolyn Rose	—	12,760		*	*

				Percentage of	Percentage of
	Preferred Shares	Common Shares		Preferred Shares	Common Shares
Beneficial Owners	Beneficially Owned	Beneficially Owned (a)		Beneficially Owned	Beneficially Owned
Jonathan J. Coslet (c)	—	—		—	—
David Dupree	—	—		—	—
Kirk E. Gorman (c)	—	5,562	(d)	*	*
Greg Kranias (c)	—	—		—	—
Todd B. Sisitsky (c)	—	—		—	—
Paul S. Levy (e)	3,382	2,744,800		18.8%	18.8%
Jeffrey C. Lightcap	—	—		—	—
Sharad Mansukani (c)	—	5,088	(d)	*	*
Current directors and executive officers as a group (21 persons)	17,989	1,126,815		100.0%	100.0%

*	Less than 1%.

(a)	The following shares of common stock subject to options currently exercisable or exercisable within 60 days of December 21, 2010, include: Mr. White, 497,250; Ms. McRee, 206,800; Mr. Whitmer, 206,800; Mr. Doyle, 140,200; Mr. Coyle, 70,000; Ms. Rose, 12,760; and all current directors and executive officers as a group (21 persons), 1,126,815.

(b)	The membership interests of IASIS Investment are owned as follows: TPG, 74.4%, JLL, 18.8%, and Trimaran, 6.8%. TPG Advisors III, Inc. and TPG Advisors IV, Inc. through their ownership of TPG, which owns a controlling interest in IASIS Investment, may be deemed to beneficially own all of the shares of preferred stock and common stock owned by IASIS Investment.

(c)	David Bonderman and James G. Coulter are directors, executive officers and the sole shareholders of TPG Advisors III, Inc. and TPG Advisors IV, Inc. TPG Advisors III, Inc. and TPG Advisors IV, Inc., through their control of investment funds, parallel investment vehicles and co-investment vehicles that own a controlling interest in IASIS Investment, may be deemed to beneficially own all of the shares of preferred stock and common stock owned by IASIS Investment. Messrs. Bonderman and Coulter, by virtue of their positions with TPG Advisors III, Inc. and TPG Advisors IV, Inc., may be deemed to have investment power and beneficial ownership with respect to all of the shares of preferred stock and common stock owned by IASIS Investment. None of Messrs. Coslet, Kranias, Sisitsky or Mansukani has investment power over any of the shares of preferred stock and common stock owned by IASIS Investment.

(d)	Represents shares of restricted stock and options currently or exercisable within 60 days of December 21, 2010, granted to Messrs. Gorman and Mansukani pursuant to Director Compensation and Restricted Stock Award Agreements.

(e)	Mr. Levy is a senior managing director of JLL Partners, Inc. which, through its controlling interest in JLL, which owns 18.8% of IASIS Investment, may be deemed to beneficially own 18.8% of the shares of preferred stock and common stock owned by IASIS Investment. Accordingly, Mr. Levy may be deemed to beneficially own 18.8% of the shares of preferred stock and common stock owned by IASIS Investment.

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
Management Services Agreement
Upon the consummation of the Transactions, we entered into a management services agreement with affiliates of TPG, JLL Partners Inc. and Trimaran Fund Management, L.L.C. The management services agreement provides that in exchange for consulting and management advisory services that will be provided to us by the investors, we will pay an aggregate monitoring fee of 0.25% of budgeted net revenue up to a maximum of $5.0 million per fiscal year to these parties (or certain of their respective affiliates) and reimburse them for their reasonable disbursements and out-of-pocket expenses. This monitoring fee will be subordinated to the senior subordinated notes in the event of a bankruptcy of the company. For each of the years ended September 30, 2010, 2009 and 2008, we paid $5.0 million in monitoring fees under the management services agreement.
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
During fiscal year 2010, there were no transactions between our company and a related person requiring disclosure under applicable securities laws.
Item 14. Principal Accountant Fees and Services.
The following table sets forth the aggregate fees for services related to fiscal years 2010 and 2009 provided by Ernst & Young LLP, our principal accountants:

	Fiscal	Fiscal
	2010	2009

Audit Fees (a)	$1,002,700	$1,022,500
Audit-Related Fees (b)	2,000	17,500
Tax Fees	7,300	2,100
All Other Fees (c)	—	—

(a)	Audit Fees represent fees billed for professional services rendered for the audit of our annual financial statements and review of our quarterly financial statements, and audit services provided in connection with other statutory or regulatory filings.

(b)	Audit-Related Fees represent fees billed for assurance services related to the audit of our financial statements, as well as certain due diligence projects.

(c)	All Other Fees represent fees for services provided to us not otherwise included in the categories above.
During fiscal 2010, we reviewed our existing practices regarding the use of our independent auditors to provide non-audit and consulting services, to ensure compliance with SEC proposals. Our audit committee pre-approval policy provides that our independent auditors may provide certain non-audit services which do not impair the auditors’ independence. In that regard, our audit committee must pre-approve all audit services provided to our company, as well as all non-audit services provided by our company’s independent auditors. This policy is administered by our senior corporate financial management, which reports throughout the year to our audit committee. Our audit committee pre-approved all audit and non-audit services provided by Ernst & Young LLP during fiscal years 2010 and 2009.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a) 1. Financial Statements: See Item 8
2. Financial Statement Schedules: Not Applicable
3. Management Contracts and Compensatory Plans and Arrangements
•	Employment Agreement, dated as of May 4, 2004, by and between IASIS Healthcare Corporation and David R. White (1)

•	Employment Agreement, dated as of May 4, 2004, by and between IASIS Healthcare Corporation and Sandra K. McRee (1)

•	Employment Agreement, dated as of September 30, 2010, by and between IASIS Healthcare Corporation and W. Carl Whitmer (18)

•	Employment Agreement, dated as of September 30, 2010, by and between IASIS Healthcare Corporation and John M. Doyle (18)

•	Employment Agreement, dated as of September 30, 2010, by and between IASIS Healthcare Corporation and Phillip J. Mazzuca (19)

•	First Amendment to Employment Agreement, dated January 31, 2008, by and between IASIS Healthcare Corporation and Sandra K. McRee (11)

•	Agreement for Severance Benefits and Restrictive Covenants, dated as of March 1, 2001, by and between IASIS Management Company and Carolyn Rose (16)

•	Form of Roll-over Option Letter Agreement (1)

•	Amended and Restated IASIS Healthcare Corporation 2004 Stock Option Plan (19)

•	Form of Management Stockholders Agreement between IAS and each of David R. White, Sandra K. McRee and W. Carl Whitmer (1)

•	Form of Management Stockholders Agreement under IASIS Healthcare Corporation 2004 Stock Option Plan (1)

•	Form of Stock Option Grant Agreement under IASIS Healthcare Corporation 2004 Stock Option Plan (1)

•	Stock Option Agreement, dated October 11, 2010, by and between IASIS Healthcare Corporation and W. Carl Whitmer (19)

•	Stock Option Agreement, dated October 11, 2010, by and between IASIS Healthcare Corporation and John M. Doyle (19)

•	Stock Option Agreement, dated October 11, 2010, by and between IASIS Healthcare Corporation and Phillip J. Mazzuca (19)

•	Form of Management Stockholders Agreement for Rollover Options (1)

•	IASIS Corporate Incentive Plan (1)

•	IASIS Market Executive Incentive Program (1)

•	Director Compensation and Restricted Share Award Agreement, dated as of February 14, 2005, between IASIS Healthcare Corporation and Kirk Gorman (12)

•	Director Compensation and Restricted Share Award Agreement, dated as of April 14, 2005, between IASIS Healthcare Corporation and Sharad Mansukani (13)

•	IASIS Healthcare Non-Qualified Deferred Compensation Program (4)

(b) Exhibits:

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of May 4, 2004, by and among IASIS Investment LLC, Titan Merger Corporation and IASIS Healthcare Corporation (1)

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

4.8	Supplemental Indenture, dated as of October 1, 2010, by and among Brim Holding Company, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee

10.1	Lease, dated as of July 29, 1977, by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, Inc., as Tenant (5)

10.2	Addendum to Lease entered into by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, Inc., as Tenant (5)

10.3	Conforming Amendment to Lease, dated as of June 10, 1991, by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, Inc., as Tenant (5)

10.4	Amendment to Hospital Lease, dated as of October 31, 2000, by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, L.P., as Tenant (5)

10.5	Amendment to Lease, dated April 30, 2003, by and between Sierra Equities, Inc. and Mesa General Hospital, L.P. (6)

10.6	Letter Agreement effective May 6, 2005, amending Lease by and between Sierra Equities Inc. and Mesa General Hospital, L.P. (7)

10.7	Amended and Restated Pioneer Hospital Lease, dated as of June 28, 2002, by and between Health Care Property Investors, Inc. and Pioneer Valley Hospital, Inc. (8)

10.8	Lease Agreement, dated as of October 6, 2003, between The Dover Centre, LLC and IASIS Healthcare Corporation (9)

10.9	Form of Indemnification Agreement (1)

10.10	Contract between Arizona Health Care Cost Containment System and Health Choice Arizona (including Amendment No. 1 thereto), effective as of October 1, 2008 (16)

10.11	Amendment No. 2 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of January 15, 2009 (17)

Exhibit No.	Description
10.12	Amendment No. 3 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of May 1, 2009 (17)

10.13	Amendment No. 4 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of August 1, 2009 (17)

10.14	Amendment No. 5 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of August 1, 2009 (17)

10.15	Amendment No. 6 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2009 (17)

10.16	Amendment No. 7 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2009 (17)

10.17	Amendment No. 8 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2009 (17)

10.18	Amendment No. 9 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2009 (17)

10.19	Amendment No. 10 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2010

10.20	Amendment No. 11 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2009

10.21	Amendment No. 12 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2009

10.22	Information System Agreement, dated February 23, 2000, between McKesson Information Solutions LLC and IASIS Healthcare Corporation, as amended (1)**

10.23
Amended and Restated Credit Agreement, dated as of April 27, 2007, by and among IASIS Healthcare LLC, as Borrower, IASIS Healthcare Corporation, as Holdings, Bank of America, N.A., as administrative agent, swingline lender revolving L/C issuer and synthetic L/C issuer and each lender from time to time party thereto (18)

10.24	Employment Agreement, dated as of May 4, 2004, by and between IASIS Healthcare Corporation and David R. White (1)

10.25	Employment Agreement, dated as of May 4, 2004, by and between IASIS Healthcare Corporation and Sandra K. McRee (1)

10.26	Employment Agreement, dated as of September 30, 2010, by and between IASIS Healthcare Corporation and W. Carl Whitmer (18)

10.27	Employment Agreement, dated September 30, 2010, by and between IASIS Healthcare Corporation and John M. Doyle (18)

10.28	Employment Agreement, dated October 11, 2010, by and between IASIS Healthcare Corporation and Phillip J. Mazzuca (19)

10.29	First Amendment to Employment Agreement, dated January 31, 2008, by and between IASIS Healthcare Corporation and Sandra K. McRee (11)

10.30	Agreement for Severance Benefits and Restrictive Covenants, dated as of March 1, 2001, by and between IASIS Management Company and Carolyn Rose (16)

10.31	Form of Roll-over Option Letter Agreement (1)

10.32	Amended and Restated IASIS Healthcare Corporation 2004 Stock Option Plan (19)

10.33
Management Services Agreement dated as of June 22, 2004 by and among IASIS Healthcare LLC, Trimaran Fund II, L.L.C., Trimaran Parallel Fund II, L.P., Trimaran Capital L.L.C., CIBC Employee Private Equity Partners (Trimaran), CIBC MB Inc., JLL Partners Inc., TPG IASIS IV LLC, TPG IASIS III LLC, TPG IASIS Co-Invest I LLC and TPG IASIS Co-Invest II LLC (1)

Exhibit No.	Description
10.34	Investor Rights Agreement dated as of June 22, 2004, by and between IASIS Investment LLC and IASIS Healthcare Corporation (1)

10.35	Form of Management Stockholders Agreement between IAS and each of David R. White, Sandra K. McRee and W. Carl Whitmer (1)

10.36	Form of Management Stockholders Agreement under IASIS Healthcare Corporation 2004 Stock Option Plan (1)

10.37	Form of Stock Option Grant Agreement under IASIS Healthcare Corporation 2004 Stock Option Plan (1)

10.38	Stock Option Award Agreement, dated October 11, 2010, by and between IASIS Healthcare Corporation and W. Carl Whitmer (19)

10.39	Stock Option Award Agreement, dated October 11, 2010, by and between IASIS Healthcare Corporation and John M. Doyle (19)

10.40	Stock Option Agreement, dated October 11, 2010, by and between IASIS Healthcare Corporation and Phillip J. Mazzuca (19)

10.41	Form of Management Stockholders Agreement for Rollover Options (1)

10.42	IASIS Corporate Incentive Plan (1)

10.43	IASIS Market Executive Incentive Program (1)

10.44	Director Compensation and Restricted Share Award Agreement, dated as of February 14, 2005, between IASIS Healthcare Corporation and Kirk Gorman (12)

10.45	Director Compensation and Restricted Share Award Agreement, dated as of April 14, 2005, between IASIS Healthcare Corporation and Sharad Mansukani (13)

10.46
Asset Purchase Agreement, dated July 20, 2006, by and among Glenwood Regional Medical Center, Glenwood Health Services, Inc., Hospital Service District No. 1 of the Parish of Ouachita, State of Louisiana, IASIS Glenwood Regional Medical Center, L.P. and IASIS Healthcare, LLC (14)

10.47	IASIS Healthcare Non-Qualified Deferred Compensation Program (4)

10.48	Contribution Agreement, dated as of May 9, 2007, by and among Odessa Regional Hospital, LP, Alliance Hospital, Ltd. and Sri-Sai Enterprises, Inc. (15)

10.49
Supplement No. 1, dated as of October 1, 2010, to the Guaranty dated as of April 27, 2007 among IASIS Healthcare Corporation, certain subsidiaries of IASIS Healthcare LLC from time to time party thereto and Bank of America, N.A., as Administrative Agent

10.50
Supplement No. 1, dated as of October 1, 2010, to the Amended and Restated Security Agreement dated as of April 27, 2007 among IASIS Healthcare Corporation, IASIS Healthcare LLC, certain subsidiaries of IASIS Healthcare LLC from time to time party thereto and Bank of America, N.A., as Administrative Agent

14	Code of Ethics (9)

21	Subsidiaries of IASIS Healthcare Corporation

31.1	Certification of Principal Executive Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**	Portions of this exhibit have been omitted and filed separately with the Commission pursuant to a grant of confidential treatment pursuant to Rule 24(b)-2 promulgated under the Securities Exchange Act of 1934, as amended.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-117362).

(2)	Incorporated by reference to IASIS Healthcare Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

(5)	Incorporated by reference to IASIS Healthcare Corporation’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

(6)	Incorporated by reference to IASIS Healthcare Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 12, 2005.

(8)	Incorporated by reference to IASIS Healthcare Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002.

(9)	Incorporated by reference to IASIS Healthcare Corporation’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 2, 2007.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 5, 2008.

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 18, 2005.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 20, 2005.

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 24, 2006.

(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 10, 2007.

(16)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

(17)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2010.

(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 15, 2010.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IASIS HEALTHCARE LLC
Date: December 21, 2010	By:	/s/ W. Carl Whitmer
W. Carl Whitmer
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David R. White	Chairman of the Board
David R. White		December 21, 2010

Vice Chair of the Board
Sandra K. McRee

/s/ W. Carl Whitmer W. Carl Whitmer	Chief Executive Officer and President and Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC) (Principal Executive Officer)	December 21, 2010

/s/ John M. Doyle John M. Doyle	Chief Financial Officer (Principal Financial and Accounting Officer)	December 21, 2010

/s/ Jonathan J. Coslet Jonathan J. Coslet	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 21, 2010

/s/ David Dupree David Dupree	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 21, 2010

/s/ Kirk E. Gorman Kirk E. Gorman	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 21, 2010

/s/ Greg Kranias Greg Kranias	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 21, 2010

/s/ Todd B. Sisitsky Todd B. Sisitsky	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 21, 2010

Paul S. Levy	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)

Jeffrey C. Lightcap	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)

/s/ Sharad Mansukani Sharad Mansukani	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 21, 2010

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

4.8	Supplemental Indenture, dated as of October 1, 2010, by and among Brim Holding Company, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee

10.1	Lease, dated as of July 29, 1977, by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, Inc., as Tenant (5)

10.2	Addendum to Lease entered into by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, Inc., as Tenant (5)

10.3	Conforming Amendment to Lease, dated as of June 10, 1991, by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, Inc., as Tenant (5)

10.4	Amendment to Hospital Lease, dated as of October 31, 2000, by and between Sierra Equities, Inc., as Landlord, and Mesa General Hospital, L.P., as Tenant (5)

10.5	Amendment to Lease, dated April 30, 2003, by and between Sierra Equities, Inc. and Mesa General Hospital, L.P. (6)

10.6	Letter Agreement effective May 6, 2005, amending Lease by and between Sierra Equities Inc. and Mesa General Hospital, L.P. (7)

10.7	Amended and Restated Pioneer Hospital Lease, dated as of June 28, 2002, by and between Health Care Property Investors, Inc. and Pioneer Valley Hospital, Inc. (8)

10.8	Lease Agreement, dated as of October 6, 2003, between The Dover Centre, LLC and IASIS Healthcare Corporation (9)

10.9	Form of Indemnification Agreement (1)

10.10	Contract between Arizona Health Care Cost Containment System and Health Choice Arizona (including Amendment No. 1 thereto), effective as of October 1, 2008 (16)

10.11	Amendment No. 2 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of January 15, 2009 (17)

Exhibit No.	Description
10.12	Amendment No. 3 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of May 1, 2009 (17)

10.13	Amendment No. 4 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of August 1, 2009 (17)

10.14	Amendment No. 5 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of August 1, 2009 (17)

10.15	Amendment No. 6 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2009 (17)

10.16	Amendment No. 7 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2009 (17)

10.17	Amendment No. 8 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2009 (17)

10.18	Amendment No. 9 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2009 (17)

10.19	Amendment No. 10 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2010

10.20	Amendment No. 11 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2009

10.21	Amendment No. 12 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2009

10.22	Information System Agreement, dated February 23, 2000, between McKesson Information Solutions LLC and IASIS Healthcare Corporation, as amended (1)**

10.23
Amended and Restated Credit Agreement, dated as of April 27, 2007, by and among IASIS Healthcare LLC, as Borrower, IASIS Healthcare Corporation, as Holdings, Bank of America, N.A., as administrative agent, swingline lender revolving L/C issuer and synthetic L/C issuer and each lender from time to time party thereto (18)

10.24	Employment Agreement, dated as of May 4, 2004, by and between IASIS Healthcare Corporation and David R. White (1)

10.25	Employment Agreement, dated as of May 4, 2004, by and between IASIS Healthcare Corporation and Sandra K. McRee (1)

10.26	Employment Agreement, dated as of September 30, 2010, by and between IASIS Healthcare Corporation and W. Carl Whitmer (18)

10.27	Employment Agreement, dated September 30, 2010, by and between IASIS Healthcare Corporation and John M. Doyle (18)

10.28	Employment Agreement, dated October 11, 2010, by and between IASIS Healthcare Corporation and Phillip J. Mazzuca (19)

10.29	First Amendment to Employment Agreement, dated January 31, 2008, by and between IASIS Healthcare Corporation and Sandra K. McRee (11)

10.30	Agreement for Severance Benefits and Restrictive Covenants, dated as of March 1, 2001, by and between IASIS Management Company and Carolyn Rose (16)

10.31	Form of Roll-over Option Letter Agreement (1)

10.32	Amended and Restated IASIS Healthcare Corporation 2004 Stock Option Plan (19)

10.33
Management Services Agreement dated as of June 22, 2004 by and among IASIS Healthcare LLC, Trimaran Fund II, L.L.C., Trimaran Parallel Fund II, L.P., Trimaran Capital L.L.C., CIBC Employee Private Equity Partners (Trimaran), CIBC MB Inc., JLL Partners Inc., TPG IASIS IV LLC, TPG IASIS III LLC, TPG IASIS Co-Invest I LLC and TPG IASIS Co-Invest II LLC (1)

Exhibit No.	Description
10.34	Investor Rights Agreement dated as of June 22, 2004, by and between IASIS Investment LLC and IASIS Healthcare Corporation (1)

10.35	Form of Management Stockholders Agreement between IAS and each of David R. White, Sandra K. McRee and W. Carl Whitmer (1)

10.36	Form of Management Stockholders Agreement under IASIS Healthcare Corporation 2004 Stock Option Plan (1)

10.37	Form of Stock Option Grant Agreement under IASIS Healthcare Corporation 2004 Stock Option Plan (1)

10.38	Stock Option Award Agreement, dated October 11, 2010, by and between IASIS Healthcare Corporation and W. Carl Whitmer (19)

10.39	Stock Option Award Agreement, dated October 11, 2010, by and between IASIS Healthcare Corporation and John M. Doyle (19)

10.40	Stock Option Agreement, dated October 11, 2010, by and between IASIS Healthcare Corporation and Phillip J. Mazzuca (19)

10.41	Form of Management Stockholders Agreement for Rollover Options (1)

10.42	IASIS Corporate Incentive Plan (1)

10.43	IASIS Market Executive Incentive Program (1)

10.44	Director Compensation and Restricted Share Award Agreement, dated as of February 14, 2005, between IASIS Healthcare Corporation and Kirk Gorman (12)

10.45	Director Compensation and Restricted Share Award Agreement, dated as of April 14, 2005, between IASIS Healthcare Corporation and Sharad Mansukani (13)

10.46
Asset Purchase Agreement, dated July 20, 2006, by and among Glenwood Regional Medical Center, Glenwood Health Services, Inc., Hospital Service District No. 1 of the Parish of Ouachita, State of Louisiana, IASIS Glenwood Regional Medical Center, L.P. and IASIS Healthcare, LLC (14)

10.47	IASIS Healthcare Non-Qualified Deferred Compensation Program (4)

10.48	Contribution Agreement, dated as of May 9, 2007, by and among Odessa Regional Hospital, LP, Alliance Hospital, Ltd. and Sri-Sai Enterprises, Inc. (15)

10.49
Supplement No. 1, dated as of October 1, 2010, to the Guaranty dated as of April 27, 2007 among IASIS Healthcare Corporation, certain subsidiaries of IASIS Healthcare LLC from time to time party thereto and Bank of America, N.A., as Administrative Agent

10.50
Supplement No. 1, dated as of October 1, 2010, to the Amended and Restated Security Agreement dated as of April 27, 2007 among IASIS Healthcare Corporation, IASIS Healthcare LLC, certain subsidiaries of IASIS Healthcare LLC from time to time party thereto and Bank of America, N.A., as Administrative Agent

14	Code of Ethics (9)

21	Subsidiaries of IASIS Healthcare Corporation

31.1	Certification of Principal Executive Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**	Portions of this exhibit have been omitted and filed separately with the Commission pursuant to a grant of confidential treatment pursuant to Rule 24(b)-2 promulgated under the Securities Exchange Act of 1934, as amended.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-117362).

(2)	Incorporated by reference to IASIS Healthcare Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

(5)	Incorporated by reference to IASIS Healthcare Corporation’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

(6)	Incorporated by reference to IASIS Healthcare Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 12, 2005.

(8)	Incorporated by reference to IASIS Healthcare Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002.

(9)	Incorporated by reference to IASIS Healthcare Corporation’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 2, 2007.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 5, 2008.

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 18, 2005.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 20, 2005.

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 24, 2006.

(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 10, 2007.

(16)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

(17)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2010.

(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 15, 2010.