Form 10-Q
period 2010-12-31
IASIS Healthcare LLC
filed 2011-02-14
CIK 1294632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of February 14, 2011, 100% of the registrant’s common interests outstanding (all of which are privately owned and are not traded on any public market) were owned by IASIS Healthcare Corporation, its sole member.

i

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements
IASIS HEALTHCARE LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	December 31,	September 30,
	2010	2010
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$129,246	$144,511
Accounts receivable, less allowance for doubtful accounts of $133,467 and $125,406 at December 31, 2010 and September 30, 2010, respectively	236,094	209,173
Inventories	59,081	53,842
Deferred income taxes	24,854	15,881
Prepaid expenses and other current assets	71,821	65,340

Total current assets	521,096	488,747

Property and equipment, net	997,767	985,291
Goodwill	798,394	718,243
Other intangible assets, net	33,434	27,000
Deposit for acquisition	—	97,891
Other assets, net	35,691	36,022

Total assets	$2,386,382	$2,353,194

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$77,989	$78,931
Salaries and benefits payable	35,580	38,110
Accrued interest payable	2,108	12,536
Medical claims payable	116,457	111,373
Other accrued expenses and other current liabilities	100,261	106,614
Current portion of long-term debt and capital lease obligations	7,693	6,691

Total current liabilities	340,088	354,255

Long-term debt and capital lease obligations	1,049,660	1,044,887
Deferred income taxes	108,566	109,272
Other long-term liabilities	64,317	60,162

Non-controlling interests with redemption rights	88,433	72,112

Equity:
Member’s equity	725,056	702,135
Non-controlling interests	10,262	10,371

Total equity	735,318	712,506

Total liabilities and equity	$2,386,382	$2,353,194

See accompanying notes.

IASIS HEALTHCARE LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands)

	Quarter Ended
	December 31,
	2010	2009

Net revenue:
Acute care revenue	$471,139	$424,660
Premium revenue	202,192	204,297

Total net revenue	673,331	628,957

Costs and expenses:
Salaries and benefits (includes stock compensation of $496 and $121, respectively)	189,913	170,482
Supplies	76,436	65,409
Medical claims	171,334	178,567
Other operating expenses	97,126	84,592
Provision for bad debts	59,614	47,949
Rentals and leases	11,166	10,275
Interest expense, net	16,877	16,732
Depreciation and amortization	24,046	23,877
Management fees	1,250	1,250

Total costs and expenses	647,762	599,133

Earnings from continuing operations before gain on disposal of assets and income taxes	25,569	29,824
Gain on disposal of assets, net	345	104

Earnings from continuing operations before income taxes	25,914	29,928
Income tax expense	9,189	10,591

Net earnings from continuing operations	16,725	19,337
Earnings (loss) from discontinued operations, net of income taxes	(3,208)	46

Net earnings	13,517	19,383
Net earnings attributable to non-controlling interests	(1,771)	(2,028)

Net earnings attributable to IASIS Healthcare LLC	$11,746	$17,355

See accompanying notes.

IASIS HEALTHCARE LLC
CONDENSED CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)
(In Thousands)

	Non-controlling
	Interests with		Non-
	Redemption	Member’s	controlling
	Rights	Equity	Interests	Total Equity
Balance at September 30, 2010	$72,112	$702,135	$10,371	$712,506
Net earnings (loss)	1,847	11,746	(76)	11,670
Distributions to non-controlling interests	(3,056)	—	(33)	(33)
Acquisition of Brim Holdings, Inc.	24,986	—	—	—
Stock compensation	—	496	—	496
Other comprehensive income	—	983	—	983
Contribution from parent company related to tax benefit from Holdings Senior PIK Loans interest	—	2,240	—	2,240
Adjustment to redemption value of non-controlling interests with redemption rights	(7,456)	7,456	—	7,456

Balance at December 31, 2010	$88,433	$725,056	$10,262	$735,318

See accompanying notes.

IASIS HEALTHCARE LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Quarter Ended
	December 31,
	2010	2009
Cash flows from operating activities
Net earnings	$13,517	$19,383
Adjustments to reconcile net earnings to net cash provided by operating activities:
Loss (earnings) from discontinued operations	3,208	(46)
Depreciation and amortization	24,046	23,877
Amortization of loan costs	810	775
Deferred income taxes	2,539	2,652
Income tax benefit from parent company interest	2,240	2,224
Gain on disposal of assets, net	(345)	(104)
Stock compensation	496	121
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	(8,334)	(4,332)
Inventories, prepaid expenses and other current assets	(5,956)	4,486
Accounts payable, other accrued expenses and other accrued liabilities	(25,499)	(39,373)

Net cash provided by operating activities — continuing operations	6,722	9,663
Net cash used in operating activities — discontinued operations	(240)	(125)

Net cash provided by operating activities	6,482	9,538

Cash flows from investing activities
Purchases of property and equipment, net	(15,360)	(12,282)
Payment for acquisitions	(1,880)	—
Proceeds from sale of assets	—	31
Change in other assets, net	515	659

Net cash used in investing activities	(16,725)	(11,592)

Cash flows from financing activities
Payment of debt and capital lease obligations	(1,933)	(3,452)
Distributions to non-controlling interests,	(3,089)	(3,934)
Costs paid for the repurchase of partnership interests, net	—	(13)

Net cash used in financing activities	(5,022)	(7,399)

Change in cash and cash equivalents	(15,265)	(9,453)
Cash and cash equivalents at beginning of period	144,511	206,528

Cash and cash equivalents at end of period	$129,246	$197,075

Supplemental disclosure of cash flow information
Cash paid for interest	$26,514	$26,393

Cash paid for income taxes, net	$5	$4,000

Supplemental disclosure of non-cash investing and financing activities
Capital lease obligations resulting from acquisition	$7,708	$—

See accompanying notes.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. ORGANIZATION AND BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements as of and for the quarters ended December 31, 2010 and 2009, reflect the financial position, results of operations and cash flows of IASIS Healthcare LLC (“IASIS” or the “Company”). The Company’s sole member and parent company is IASIS Healthcare Corporation (“Holdings” or “IAS”).
IASIS owns and operates medium-sized acute care hospitals in high-growth urban and suburban markets. At December 31, 2010, the Company owned or leased 17 acute care hospital facilities and one behavioral health hospital facility, with a total of 3,570 licensed beds, located in seven regions:
•	Salt Lake City, Utah;
•	Phoenix, Arizona;
•	Tampa-St. Petersburg, Florida;
•	four cities in Texas, including San Antonio;
•	Las Vegas, Nevada;
•	West Monroe, Louisiana; and
•	Woodland Park, Colorado.
The Company also owns and operates Health Choice Arizona, Inc. (“Health Choice” or the “Plan”), a Medicaid and Medicare managed health plan in Phoenix, Arizona.
The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated balance sheet of the Company at September 30, 2010, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.
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

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
General and Administrative
The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include the IASIS corporate office costs, which were $10.0 million and $9.0 million for the quarters ended December 31, 2010 and 2009, respectively.
Subsequent Events Consideration
The Company has evaluated its financial statements and disclosures for the impact of subsequent events up to the date of filing its quarterly report on Form 10-Q with the Securities and Exchange Commission.
2. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
Long-term debt and capital lease obligations consist of the following (in thousands):

	December 31,	September 30,
	2010	2010
Senior secured credit facilities	$568,788	$570,260
Senior subordinated notes	475,000	475,000
Capital leases and other obligations	13,565	6,318

	1,057,353	1,051,578
Less current maturities	7,693	6,691

	$1,049,660	$1,044,887

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

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
At December 31, 2010, amounts outstanding under the Company’s senior secured credit facilities consisted of a $422.5 million term loan and a $146.3 million delayed draw term loan. In addition, the Company had $39.9 million and $41.7 million in letters of credit outstanding under the synthetic letter of credit facility and the revolving credit facility, respectively. The weighted average interest rate for outstanding borrowings under the senior secured credit facilities was 3.4% for the quarters ended December 31, 2010 and 2009, respectively.
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
Holdings Senior Paid-in-Kind Loans
IAS has outstanding unsecured Senior Paid-in-Kind (“PIK”) Loans, which were used to repurchase certain preferred equity from its stockholders in fiscal 2007. The Holdings Senior PIK Loans mature June 15, 2014, and bear interest at an annual rate equal to LIBOR plus 5.25%. At December 31, 2010, the outstanding balance of the Holdings Senior PIK Loans was $395.4 million, which includes $95.4 million of interest that has accrued to the principal of these loans since the date of issuance. In June 2012, the Holdings Senior PIK Loans, which rank behind the Company’s existing debt, will convert to cash-pay, at which time all accrued interest becomes payable. In the event the Holdings Senior PIK Loans are not refinanced before their maturity, it is anticipated that principal and interest will be funded by the cash flows of the Company.
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
The Company accounts for its interest rate swaps in accordance with the provisions of FASB authoritative guidance regarding accounting for derivative instruments and hedging activities, which also includes enhanced disclosure requirements. In accordance with these provisions, the Company has designated its interest rate swaps as cash flow hedge instruments. The Company assesses the effectiveness of these cash flow hedges on a quarterly basis, with any ineffectiveness being measured using the hypothetical derivative method. The Company completed an assessment of its cash flow hedge instruments during the quarters ended December 31, 2010 and 2009, and determined its hedging instruments to be highly effective in both periods. Accordingly, no gain or loss resulting from hedging ineffectiveness is reflected in the Company’s accompanying unaudited condensed consolidated statements of operations.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
The fair value of the Company’s interest rate swaps at December 31, 2010 and September 30, 2010, reflect liability balances of $4.1 million and $5.7 million, respectively, and are included in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets. The fair value of the Company’s interest rate swaps reflects a liability because the effect of the forward LIBOR curve on future interest payments results in less interest due to the Company under the variable rate component included in the interest rate swap agreements, as compared to the amount due the Company’s counterparties under the fixed interest rate component. Any change in the fair value of the Company’s interest rate swaps, net of income taxes, is included in other comprehensive loss as a component of member’s equity in the accompanying unaudited condensed consolidated balance sheets.
4. ACQUISITIONS
Effective October 1, 2010, the Company acquired Brim Holdings, Inc. (“Brim”) in a cash-for-stock transaction valued at $95.0 million, subject to changes in net working capital. Brim operates Wadley Regional Medical Center, a 370-licensed bed acute care hospital facility located in Texarkana, Texas, and Pikes Peak Regional Hospital, a 15-licensed bed critical access acute care hospital facility, in Woodland Park, Colorado, through operating lease agreements with separate parties. The Brim acquisition was accounted for as a business combination, which requires the Company to allocate the purchase price of these facilities to assets acquired or liabilities assumed based on their fair values. The excess of the purchase price allocation over those fair values is recorded as goodwill. The Company is currently working with third-party experts to finalize the valuation of acquired assets; therefore, the fair values as recorded in the accompanying unaudited condensed consolidated balance sheet have been estimated based upon the most accurate information available, and are subject to adjustment upon completion of the valuation.
5. GOODWILL
The following table presents the changes in the carrying amount of goodwill (in thousands):

	Acute	Health
	Care	Choice	Total
Balance at September 30, 2010	$712,486	$5,757	$718,243
Brim acquisition	78,183	—	78,183
Other acquisitions	1,968	—	1,968

Balance at December 31, 2010	$792,637	$5,757	$798,394

For the quarter ended December 31, 2010, goodwill increased by $80.2 million as a result of the purchase of Brim and other entities. The allocation of goodwill is subject to change as the Company finalizes its valuation related to the Brim transaction. See Note 4 for more details regarding the fair value assessment of acquired assets and liabilities.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
6. COMPREHENSIVE INCOME
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

	Quarter Ended
	December 31,
	2010	2009

Net earnings	$13,517	$19,383
Change in fair value of interest rate swaps	1,560	289
Change in income tax expense	(577)	(109)

Comprehensive income	$14,500	$19,563

The components of accumulated other comprehensive loss, net of income taxes, are as follows (in thousands):

	December 31,	September 30,
	2010	2010

Fair value of interest rate swaps	$(4,147)	$(5,707)
Income tax benefit	1,551	2,128

Accumulated other comprehensive loss	$(2,596)	$(3,579)

7. COMMITMENTS AND CONTINGENCIES
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
Professional, General and Workers’ Compensation Liability Risks
The Company is subject to claims and legal actions in the ordinary course of business, including but not limited to claims relating to patient treatment and personal injuries. To cover these types of claims, the Company maintains professional and general liability insurance in excess of self-insured retentions through a commercial insurance carrier in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is currently not a party to any such proceedings that, in the Company’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company expenses an estimate of the costs it expects to incur under the self-insured retention exposure for professional and general liability claims using historical claims data, demographic factors, severity factors, current incident logs and other actuarial analysis. At December 31, 2010 and September 30, 2010, the Company’s professional and general liability accrual for asserted and unasserted claims totaled $45.4 million and $41.6 million, respectively.
The Company is subject to claims and legal actions in the ordinary course of business relative to workers’ compensation matters. To cover these types of claims, the Company maintains workers’ compensation insurance coverage with a self-insured retention. The Company accrues costs of workers’ compensation claims based upon estimates derived from its claims experience.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Health Choice
Health Choice has entered into capitated contracts whereby the Plan provides healthcare services in exchange for fixed periodic and supplemental payments from the Arizona Health Care Cost Containment System (“AHCCCS”) and the Centers for Medicare & Medicaid Services (“CMS”). These services are provided regardless of the actual costs incurred to provide these services. The Company receives reinsurance and other supplemental payments from AHCCCS to cover certain costs of healthcare services that exceed certain thresholds. The Company believes the capitated payments, together with reinsurance and other supplemental payments are sufficient to pay for the services Health Choice is obligated to deliver. As of December 31, 2010, the Company has provided a performance guaranty in the form of letters of credit totaling $48.3 million for the benefit of AHCCCS to support Health Choice’s obligations under its contract to provide and pay for the healthcare services. The amount of the performance guaranty is generally based in part upon the membership in the Plan and the related capitation revenue paid to Health Choice.
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
Other
On March 31, 2008, the United States District Court for the District of Arizona (“District Court”) dismissed with prejudice the qui tam complaint against IAS, our parent company. The qui tam action sought monetary damages and civil penalties under the federal False Claims Act (“FCA”) and included allegations that certain business practices related to physician relationships and the medical necessity of certain procedures resulted in the submission of claims for reimbursement in violation of the FCA. The case dates back to March 2005 and became the subject of a subpoena by the Office of Inspector General in September 2005. In August 2007, the case was unsealed and the U.S. Department of Justice declined to intervene. The District Court dismissed the case from the bench at the conclusion of oral arguments on IAS’ motion to dismiss. On April 21, 2008, the District Court issued a written order dismissing the case with prejudice and entering formal judgment for IAS and denying as moot IAS’ motions related to the relator’s misappropriation of information subject to a claim of attorney-client privilege by IAS. Both parties appealed. On August 12, 2010, United States Court of Appeals for the Ninth Circuit reversed the District Court’s dismissal of the qui tam complaint and the District Court’s denial of IAS’ motions concerning the relator’s misappropriation of documents and ordered that the qui tam relator be allowed leave to file a Third Amended Complaint and for the District Court to consider IAS’ motions concerning the relator’s misappropriation of documents. The District Court ordered the qui tam relator to file his Third Amended Complaint by November 22, 2010, and set a schedule for the filing of motions related to the relator’s misappropriation of documents. On October 20, 2010, the qui tam relator filed a motion to transfer this action to the United States District Court for the Eastern District of Texas. That motion remains pending. On November 22, 2010, the relator filed his Third Amended Complaint. On January 3, 2011, IAS filed its renewed motion for sanctions concerning the relator’s misappropriation of documents and, on January 14, 2011, IAS filed its motion to dismiss the relator’s Third Amended Complaint. The relator’s brief in opposition to IAS’ motion to dismiss is due February 18, 2011 and IAS’ reply brief is due March 14, 2011. If the qui tam action were to be resolved in a manner unfavorable to the Company, it could have a material adverse effect on the Company’s business, financial condition and results of operations, including exclusion from the Medicare and Medicaid programs. In addition, the Company may incur material fees, costs and expenses in connection with defending the qui tam action.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Company’s facilities obtain clinical and administrative services from a variety of vendors. One vendor, a medical practice that furnished cardiac catheterization services under contractual arrangements at Mesa General Hospital and St. Luke’s Medical Center through March 31, 2008 and May 31, 2008, respectively, has asserted that, because of deferred fee adjustments that it claims are due under these arrangements, it is owed additional amounts for services rendered since April 1, 2006 at both facilities. The Company and the vendor were unable to reach an agreement with respect to the amount of the fee adjustment, if any, that was contractually required, nor with respect to an appropriate methodology for determining such amount. On September 30, 2008, the vendor filed a state court complaint for an aggregate adjustment in excess of the amount accrued by the Company, in addition to certain tort claims. On March 20, 2009, the Company filed a Motion to Dismiss and in the alternative to Compel Arbitration. On July 27, 2009, the court granted the Company’s Motion to Compel Arbitration on the grounds that the issues are to be determined by binding arbitration. On December 24, 2010, after conducting the arbitration hearing, the arbitration panel issued its decision rejecting the fees sought by the vendor, but did not adopt the fees proposed by the Company. The arbitration panel required both parties to agree upon a settlement amount, based on the arbitration panel’s approved methodology, by January 21, 2011. The Company has reviewed the methodology required by decision in binding arbitration and determined it will result in a payment to the vendor of approximately $9.4 million. Of the additional liability resulting from the arbitration panel’s decision, $4.8 million ($3.0 million, net of income taxes) is included in discontinued operations related to the closure of Mesa General Hospital for the quarter ended December 31, 2010. The arbitration panel has not rendered a decision with respect to the vendor’s claims for prejudgment interest, the parties’ respective claims for fees and costs, nor with respect to any of vendor’s tort claims, which are expected to be addressed in separate proceedings. The Company will continue to defend its interests in connection with this arbitration proceeding, but expresses no opinion as to the outcome of matters not yet decided by the arbitration panel.
In November 2010, the Department of Justice (“DOJ”) sent a letter to IAS requesting a 12-month tolling agreement in connection with an investigation into Medicare claims submitted by our hospitals in connection with the implantation of implantable cardioverter defibrillators (“ICDs”) during the period 2003 to the present. At that time, neither the precise number of procedures, number of claims nor the hospitals involved were identified by the DOJ. The Company understands that the government is conducting a national initiative with respect to ICD procedures involving a number of healthcare providers and is seeking information in order to determine if ICD implantation procedures were performed in accordance with Medicare coverage requirements. On January 11, 2011, IAS entered into the tolling agreement with the DOJ and, subsequently, the DOJ has provided IAS with a list of 194 procedures involving ICDs at 14 hospitals which are the subject of further medical necessity review by the DOJ. The Company is cooperating fully with the government and, to date, the DOJ has not asserted any claim against the Company’s hospitals.
8. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In August 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010-23, “Health Care Entities” (Topic 954): Measuring Charity Care for Disclosure. Due to the lack of comparability existing as a result of the use of either revenue or cost as the basis for disclosure of charity care, this ASU standardizes cost as the basis for charity care disclosures and specifies the elements of cost to be used in charity care disclosures. ASU 2010-23 is effective for the Company’s fiscal year beginning October 1, 2011 and is not expected to significantly impact the Company’s financial position, results of operations or cash flows.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
9. SEGMENT AND GEOGRAPHIC INFORMATION
The Company’s acute care hospitals and related healthcare businesses are similar in their activities and the economic environments in which they operate (i.e. urban and suburban markets). Accordingly, the Company’s reportable operating segments consist of: (1) acute care hospitals and related healthcare businesses, collectively; and (2) Health Choice. The following is a financial summary by business segment for the periods indicated (in thousands):

	For the Quarter Ended December 31, 2010
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue	$471,139	$—	$—	$471,139
Premium revenue	—	202,192	—	202,192
Revenue between segments	2,660	—	(2,660)	—

Net revenue	473,799	202,192	(2,660)	673,331

Salaries and benefits (excludes stock compensation)	184,394	5,023	—	189,417
Supplies	76,392	44	—	76,436
Medical claims	—	173,994	(2,660)	171,334
Other operating expenses	90,830	6,296	—	97,126
Provision for bad debts	59,614	—	—	59,614
Rentals and leases	10,722	444	—	11,166

Adjusted EBITDA(1)	51,847	16,391	—	68,238

Interest expense, net	16,877	—	—	16,877
Depreciation and amortization	23,151	895	—	24,046
Stock compensation	496	—	—	496
Management fees	1,250	—	—	1,250

Earnings from continuing operations before gain on disposal of assets and income taxes	10,073	15,496	—	25,569
Gain on disposal of assets, net	345	—	—	345

Earnings from continuing operations before income taxes	$10,418	$15,496	$—	$25,914

Segment assets	$2,059,986	$326,396		$2,386,382

Capital expenditures	$15,360	$—		$15,360

Goodwill	$792,637	$5,757		$798,394

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the Quarter Ended December 31, 2009
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue	$424,660	$—	$—	$424,660
Premium revenue	—	204,297	—	204,297
Revenue between segments	2,676	—	(2,676)	—

Net revenue	427,336	204,297	(2,676)	628,957

Salaries and benefits (excludes stock compensation)	165,769	4,592	—	170,361
Supplies	65,362	47	—	65,409
Medical claims	—	181,243	(2,676)	178,567
Other operating expenses	78,325	6,267	—	84,592
Provision for bad debts	47,949	—	—	47,949
Rentals and leases	9,904	371	—	10,275

Adjusted EBITDA(1)	60,027	11,777	—	71,804

Interest expense, net	16,732	—	—	16,732
Depreciation and amortization	22,988	889	—	23,877
Stock compensation	121	—	—	121
Management fees	1,250	—	—	1,250

Earnings from continuing operations before gain on disposal of assets and income taxes	18,936	10,888	—	29,824
Gain on disposal of assets, net	104	—	—	104

Earnings from continuing operations before income taxes	$19,040	$10,888	$—	$29,928

Segment assets	$2,085,057	$249,311		$2,334,368

Capital expenditures	$12,272	$10		$12,282

Goodwill	$712,163	$5,757		$717,920

(1)	Adjusted EBITDA represents net earnings from continuing operations before interest expense, income tax expense, depreciation and amortization, stock compensation, gain on disposal of assets and management fees. Management fees represent monitoring and advisory fees paid to TPG, the Company’s majority financial sponsor, and certain other members of IASIS Investment LLC, majority shareholder of IAS. Management routinely calculates and communicates adjusted EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within the healthcare industry to evaluate hospital performance, allocate resources and measure leverage capacity and debt service ability. In addition, the Company uses adjusted EBITDA as a measure of performance for its business segments and for incentive compensation purposes. Adjusted EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net earnings, cash flows generated by operating, investing, or financing activities or other financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance or liquidity. Adjusted EBITDA, as presented, differs from what is defined under the Company’s senior secured credit facilities and may not be comparable to similarly titled measures of other companies.

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
Effective October 1, 2010, the operations and net assets of Wadley Regional Medical Center, acquired as part of Brim, are included in the subsidiary non-guarantor information in the following summarized unaudited condensed consolidating financial statements.
Summarized condensed consolidating balance sheets at December 31, 2010 and September 30, 2010, condensed consolidating statements of operations for the quarters ended December 31, 2010 and 2009, and condensed consolidating statements of cash flows for the quarters ended December 31, 2010 and 2009, for the Company, segregating the parent company issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, are found below.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Balance Sheet (unaudited)
December 31, 2010
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$123,011	$6,235	$—	$129,246
Accounts receivable, net	—	91,964	144,130	—	236,094
Inventories	—	23,575	35,506	—	59,081
Deferred income taxes	24,854	—	—	—	24,854
Prepaid expenses and other current assets	—	32,202	39,619	—	71,821

Total current assets	24,854	270,752	225,490	—	521,096

Property and equipment, net	—	349,082	648,685	—	997,767
Intercompany	—	(292,257)	292,257	—	—
Net investment in and advances to subsidiaries	1,835,755	—	—	(1,835,755)	—
Goodwill	7,701	83,257	707,436	—	798,394
Other intangible assets, net	—	7,184	26,250	—	33,434
Other assets, net	11,208	17,535	6,948	—	35,691

Total assets	$1,879,518	$435,553	$1,907,066	$(1,835,755)	$2,386,382

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$22,520	$55,469	$—	$77,989
Salaries and benefits payable	—	18,319	17,261	—	35,580
Accrued interest payable	2,108	(3,222)	3,222	—	2,108
Medical claims payable	—	—	116,457	—	116,457
Other accrued expenses and other current liabilities	—	37,966	62,295	—	100,261
Current portion of long-term debt and capital lease obligations	5,890	1,803	24,855	(24,855)	7,693

Total current liabilities	7,998	77,386	279,559	(24,855)	340,088

Long-term debt and capital lease obligations	1,037,898	11,762	545,198	(545,198)	1,049,660
Deferred income taxes	108,566	—	—	—	108,566
Other long-term liabilities	—	63,684	633	—	64,317

Total liabilities	1,154,462	152,832	825,390	(570,053)	1,562,631

Non-controlling interests with redemption rights	—	88,433	—	—	88,433

Equity:
Member’s equity	725,056	184,026	1,081,676	(1,265,702)	725,056
Non-controlling interests	—	10,262	—	—	10,262

Total equity	725,056	194,288	1,081,676	(1,265,702)	735,318

Total liabilities and equity	$1,879,518	$435,553	$1,907,066	$(1,835,755)	$2,386,382

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

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations
For the Quarter Ended December 31, 2010 (unaudited)
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue:
Acute care revenue	$—	$184,286	$289,513	$(2,660)	$471,139
Premium revenue	—	—	202,192	—	202,192

Total net revenue	—	184,286	491,705	(2,660)	673,331

Costs and expenses:
Salaries and benefits	—	93,343	96,570	—	189,913
Supplies	—	30,767	45,669	—	76,436
Medical claims	—	—	173,994	(2,660)	171,334
Other operating expenses	—	32,728	64,398	—	97,126
Provision for bad debts	—	25,493	34,121	—	59,614
Rentals and leases	—	4,590	6,576	—	11,166
Interest expense, net	16,877	—	10,390	(10,390)	16,877
Depreciation and amortization	—	9,996	14,050	—	24,046
Management fees	1,250	(6,181)	6,181	—	1,250
Equity in earnings of affiliates	(26,789)	—	—	26,789	—

Total costs and expenses	(8,662)	190,736	451,949	13,739	647,762

Earnings (loss) from continuing operations before gain (loss) on disposal of assets and income taxes	8,662	(6,450)	39,756	(16,399)	25,569
Gain (loss) on disposal of assets, net	—	364	(19)	—	345

Earnings (loss) from continuing operations before income taxes	8,662	(6,086)	39,737	(16,399)	25,914
Income tax expense	9,189	—	—	—	9,189

Net earnings (loss) from continuing operations	(527)	(6,086)	39,737	(16,399)	16,725
Earnings (loss) from discontinued operations, net of income taxes	1,883	(5,031)	(60)	—	(3,208)

Net earnings (loss)	1,356	(11,117)	39,677	(16,399)	13,517
Net earnings attributable to non-controlling interests	—	(1,771)	—	—	(1,771)

Net earnings (loss) attributable to IASIS Healthcare LLC	$1,356	$(12,888)	$39,677	$(16,399)	$11,746

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

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Cash Flows
For the Quarter Ended December 31, 2010 (unaudited)
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net earnings (loss)	$1,356	$(11,117)	$39,677	$(16,399)	$13,517
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Loss (earnings) from discontinued operations	(1,883)	5,031	60	—	3,208
Depreciation and amortization	—	9,996	14,050	—	24,046
Amortization of loan costs	810	—	—	—	810
Deferred income taxes	2,539	—	—	—	2,539
Income tax benefit from parent company interest	2,240	—	—	—	2,240
Loss (gain) on disposal of assets, net	—	(364)	19	—	(345)
Stock compensation	496	—	—	—	496
Equity in earnings of affiliates	(26,789)	—	—	26,789	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	—	(4,451)	(3,883)	—	(8,334)
Inventories, prepaid expenses and other current assets	—	(12,280)	6,324	—	(5,956)
Accounts payable, other accrued expenses and other accrued liabilities	(10,428)	(2,105)	(12,966)	—	(25,499)

Net cash provided by (used in) operating activities — continuing operations	(31,659)	(15,290)	43,281	10,390	6,722
Net cash provided by (used in) operating activities — discontinued operations	(1,883)	1,643	—	—	(240)

Net cash provided by (used in) operating activities	(33,542)	(13,647)	43,281	10,390	6,482

Cash flows from investing activities
Purchases of property and equipment, net	—	(6,597)	(8,763)	—	(15,360)
Payment for acquisitions	—	(574)	(1,306)	—	(1,880)
Change in other assets, net	—	(3,826)	4,341	—	515

Net cash used in investing activities	—	(10,997)	(5,728)	—	(16,725)

Cash flows from financing activities
Payment of debt and capital lease obligations	(1,474)	—	(459)	—	(1,933)
Distributions to non-controlling interests	—	(33)	(3,056)	—	(3,089)
Change in intercompany balances with affiliates, net	35,016	4,089	(28,715)	(10,390)	—

Net cash provided by (used in) financing activities	33,542	4,056	(32,230)	(10,390)	(5,022)

Change in cash and cash equivalents	—	(20,588)	5,323	—	(15,265)
Cash and cash equivalents at beginning of period	—	143,599	912	—	144,511

Cash and cash equivalents at end of period	$—	$123,011	$6,235	$—	$129,246

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Cash Flows
For the Quarter Ended December 31, 2009 (unaudited)
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net earnings (loss)	$7,611	$(3,579)	$41,819	$(26,468)	$19,383
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Loss (earnings) from discontinued operations	28	(75)	1	—	(46)
Depreciation and amortization	—	9,910	13,967	—	23,877
Amortization of loan costs	775	—	—	—	775
Deferred income taxes	2,652	—	—	—	2,652
Income tax benefit from parent company interest	2,224	—	—	—	2,224
Gain on disposal of assets, net	—	(76)	(28)	—	(104)
Stock compensation	121	—	—	—	121
Equity in earnings of affiliates	(36,212)	—	—	36,212	—
Changes in operating assets and liabilities, net of the effect of dispositions:
Accounts receivable, net	—	(659)	(3,673)	—	(4,332)
Inventories, prepaid expenses and other current assets	—	(3,409)	7,895	—	4,486
Accounts payable, other accrued expenses and other accrued liabilities	(10,406)	(13,783)	(15,184)	—	(39,373)

Net cash provided by (used in) operating activities — continuing operations	(33,207)	(11,671)	44,797	9,744	9,663
Net cash used in operating activities — discontinued operations	(28)	(97)	—	—	(125)

Net cash provided by (used in) operating activities	(33,235)	(11,768)	44,797	9,744	9,538

Cash flows from investing activities
Purchases of property and equipment, net	—	(5,620)	(6,662)	—	(12,282)
Proceeds from sale of assets	—	3	28	—	31
Change in other assets, net	—	414	245	—	659

Net cash used in investing activities	—	(5,203)	(6,389)	—	(11,592)

Cash flows from financing activities
Payment of debt and capital lease obligations	(3,016)	(34)	(402)	—	(3,452)
Distributions to non-controlling interests	—	(66)	(3,868)	—	(3,934)
Costs paid for the repurchase of partnership interests, net	—	(13)	—	—	(13)
Change in intercompany balances with affiliates, net	36,251	7,631	(34,138)	(9,744)	—

Net cash provided by (used in) financing activities	33,235	7,518	(38,408)	(9,744)	(7,399)

Change in cash and cash equivalents	—	(9,453)	—	—	(9,453)
Cash and cash equivalents at beginning of period	—	206,331	197	—	206,528

Cash and cash equivalents at end of period	$—	$196,878	$197	$—	$197,075

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements, the notes to our unaudited condensed consolidated financial statements and the other financial information appearing elsewhere in this report. Data for the quarters ended December 31, 2010 and 2009, has been derived from our unaudited condensed consolidated financial statements. References herein to “we,” “our” and “us” are to IASIS Healthcare LLC and its subsidiaries.
FORWARD LOOKING STATEMENTS
Some of the statements we make in this report are forward-looking within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations including, but not limited to, the discussions of our operating and growth strategy (including possible acquisitions and dispositions), financing needs, projections of revenue, income or loss, capital expenditures and future operations. Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results in future periods to differ materially from those anticipated in the forward-looking statements. Those risks and uncertainties include, among others, our ability to retain and negotiate reasonable contracts with managed care plans, the impact of the federal healthcare reform, changes in governmental healthcare programs, our hospitals’ competition for patients from other hospitals and healthcare providers, the shift in payor mix from commercial and managed care payors to medicaid and managed medicaid, our hospitals facing a growth in volume and revenue related to uncompensated care, our ability to recruit and retain quality physicians, our hospitals’ competition for staffing which may increase our labor costs and reduce profitability, our failure to continually enhance our hospitals with the most recent technological advances in diagnostic and surgical equipment that may adversely affect our ability to maintain and expand our markets, our failure to comply with extensive laws and government regulations, the health reform law that imposes significant restrictions on hospitals that have physician owners, expenses incurred in connection with an appeal of the court order dismissing with prejudice the qui tam litigation, the possibility that we may become subject to federal and state investigations in the future, our ability to satisfy regulatory requirements with respect to our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, a failure of our information systems that would adversely affect our ability to properly manage our operations, failure to effectively and timely implement electronic health record systems, an economic downturn or other material change in any one of the regions in which we operate, potential liabilities because of claims brought against our facilities, our ability to control costs at Health Choice Arizona, Inc. (“Health Choice” or the “Plan”), the impact of any significant alteration to the Arizona Health Care Cost Containment System (“AHCCCS”) payment structure of its contracts, the possibility of Health Choice’s contract with the AHCCCS being discontinued, significant competition from other healthcare companies and state efforts to regulate the sale of not-for-profit hospitals that may affect our ability to acquire hospitals, difficulties with the integration of acquisitions that may disrupt our ongoing operations, our dependence on key personnel, the loss of one or more of which could have a material adverse effect on our business, potential responsibilities and costs under environmental laws that could lead to material expenditures or liability, the possibility of a decline in the fair value of our reporting units that could result in a material non-cash charge to earnings, the risks and uncertainties related to our ability to generate sufficient cash to service our existing indebtedness, our substantial level of indebtedness that could adversely affect our financial condition, the possibility of an increase in interest rates, which would increase the cost of servicing our debt and could reduce profitability, risks associated with us being owned by equity sponsors who have the ability to control our financial decisions and those risks, uncertainties and other matters detailed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, and in our subsequent filings with the Securities and Exchange Commission (the “SEC”).

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
EXECUTIVE OVERVIEW
We are a leading owner and operator of medium-sized acute care hospitals in high-growth urban and suburban markets. We operate our hospitals with a strong community focus by offering and developing healthcare services targeted to the needs of the markets we serve, promoting strong relationships with physicians and working with local managed care plans. At December 31, 2010, we owned or leased 17 acute care hospital facilities and one behavioral health hospital facility, with a total of 3,570 licensed beds, located in seven regions:
•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	Tampa-St. Petersburg, Florida;

•	four cities in Texas, including San Antonio;

•	Las Vegas, Nevada;

•	West Monroe, Louisiana; and

•	Woodland Park, Colorado.
Effective October 1, 2010, through a cash-for-stock acquisition of Brim Holdings, Inc. (“Brim”), we added to our business two acute care hospital facilities: one, a 370-bed acute care hospital facility in Texarkana, Texas; and the other a 15-bed critical access acute care hospital facility in Woodland Park, Colorado.
We also own and operate Health Choice, a Medicaid and Medicare managed health plan in Phoenix, Arizona, that serves over 197,000 members.
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
The Impact of Health Reform
The recently enacted Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”), will change how healthcare services are covered, delivered, and reimbursed through expanded coverage of previously uninsured individuals and reduced government healthcare spending. In addition, as enacted, the law reforms certain aspects of health insurance, expands existing efforts to tie Medicare and Medicaid payments to performance and quality, places restrictions on physician owned hospitals, and contains provisions intended to strengthen fraud and abuse enforcement. Because of the many variables involved, including the law’s complexity, lack of implementing regulations or interpretive guidance, gradual and potentially delayed implementation, pending efforts to repeal or amend portions of the Health Reform Law in the United States Congress and ongoing federal court cases challenging the constitutionality of the Health Reform Law, the impact of the Health Reform Law, including how individuals and businesses will respond to the new choice afforded them, is not yet fully known.

Payor Mix Shift
Like others in the hospital industry, in recent quarters we have experienced a shift in our patient volumes and revenue from commercial and managed care payors to Medicaid and managed Medicaid. This has resulted in margin pressures created from expending the same amount of resources to provide patient care, but for less reimbursement. This shift is reflective of continued high unemployment and the resulting increases in states’ Medicaid rolls. The decline in managed care volume and revenue mix is not only indicative of the depressed labor market, but also utilization behavior of the insured population resulting from higher deductible and co-insurance plans implemented by employers, which, in turn, has resulted in delays or the deferral of elective and non-emergent procedures. Given the high rate of unemployment and its impact on the economy, particularly in the markets we serve, we expect the elevated levels in our Medicaid and managed Medicaid payor mixes to continue until the U.S. economy experiences an economic recovery that includes job growth and declining unemployment.
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
Medicare requires providers to report certain quality measures in order to receive full reimbursement increases for inpatient and outpatient procedures that previously were awarded automatically. The Centers for Medicare & Medicaid Services (“CMS”) has expanded, through a series of rulemakings, the number of patient care indicators that hospitals must report. Additionally, we anticipate that CMS will continue to expand the number of inpatient and outpatient quality measures. We have invested significant capital and resources in the implementation of our advanced clinical system that assists us in monitoring and reporting these quality measures. CMS makes the data submitted by hospitals, including our hospitals, public on its website.
Medicare no longer pays hospitals additional amounts for the treatment of certain preventable adverse events, also known as hospital acquired conditions (“HACs”), unless the condition was present at admission. The Health Reform Law, meanwhile, prohibits the use of federal funds under the Medicaid program to reimburse providers for treating HACs. The Health Reform Law also requires the U.S. Department of Health and Human Services (the “Department”) to implement a value-based purchasing program for inpatient hospital services. Beginning in federal fiscal year 2013, the Department will reduce inpatient hospital payments for all discharges by a percentage specified by statute ranging from 1% to 2% and pool the total amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards established by the Department.
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
We expect these trends towards value-based purchasing of healthcare services by Medicare and other payors to continue. Because of these trends, if we are unable to meet or exceed quality of care standards in our facilities, our operating results could be significantly impacted in the future.

Physician Alignment and Integration
In an effort to meet community needs and address coverage issues, we continue to seek alignment with physicians through various recruitment and employment strategies. Our ability to attract and retain skilled physicians to our hospitals is critical to our success and is affected by the quality of care at our hospitals. This is one reason we have taken significant steps in implementing our expanded quality of care initiatives. We believe intense efforts focusing on quality of care will enhance our ability to recruit and retain the skilled physicians necessary to make our hospitals successful.
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
Uncompensated Care
Like others in the hospital industry, we continue to experience high levels of uncompensated care, including charity care and bad debts. These elevated levels are driven by the number of uninsured and under-insured patients seeking care at our hospitals, increasing healthcare costs and other factors beyond our control, such as increases in the amount of co-payments and deductibles as employers continue to pass more of these costs on to their employees. In addition, as a result of high unemployment and its impact on the economy, we believe that our hospitals may continue to experience high levels of or possibly growth in bad debts and charity care. During the quarter ended December 31, 2010, our uncompensated care as a percentage of acute care revenue, which includes the impact of charity care, was 14.9%, compared to 12.9% in the prior year quarter.
We continue to monitor our self-pay admissions on a daily basis and continue to focus on the efficiency of our emergency rooms, point-of-service cash collections, Medicaid eligibility automation and process-flow improvements. We have had success in qualifying many uninsured patients for Medicaid or other third-party coverage, which has helped to alleviate some of the pressure created from the growth in our uncompensated care.
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

The percentages of insured and uninsured gross hospital receivables (prior to allowances for contractual adjustments and doubtful accounts) are summarized as follows:

	December 31,	September 30,
	2010	2010
Insured receivables	61.4%	61.8%
Uninsured receivables	38.6%	38.2%

Total	100.0%	100.0%

The percentages in the table above are calculated using gross receivable balances. Uninsured receivables and insured receivables are net of discounts and contractual adjustments recorded at the time of billing. Included in insured receivables are accounts that are pending approval from Medicaid. These receivables were 2.3% and 3.0% of gross hospital receivables at December 31, 2010 and September 30, 2010, respectively.
The percentages of gross hospital receivables in summarized aging categories are as follows:

	December 31,	September 30,
	2010	2010
0 to 90 days	69.3%	69.4%
91 to 180 days	16.7%	18.1%
Over 180 days	14.0%	12.5%

Total	100.0%	100.0%

Revenue and Volume Trends
Net revenue for the quarter ended December 31, 2010 increased 7.1% to $673.3 million, compared to $629.0 million in the prior year quarter. Net revenue is comprised of acute care and premium revenue. Acute care operations have contributed $46.5 million to the revenue increase, which includes the impact of the Brim acquisition, while premium revenue at Health Choice declined $2.1 million.
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
Certain of our acute care hospitals receive supplemental Medicaid reimbursement, including reimbursement from programs for participating private hospitals that enter into indigent care affiliation agreements with public hospitals or county governments in the state of Texas. Under the CMS approved programs, affiliated hospitals, including our Texas hospitals, have expanded the community healthcare safety net by providing indigent healthcare services. Participation in indigent care affiliation agreements by our Texas hospitals has resulted in an increase in acute care revenue by virtue of the hospitals’ entitlement to supplemental Medicaid inpatient reimbursement. Revenue recognized under these Texas private supplemental Medicaid reimbursement programs for the quarter ended December 31, 2010, was $17.0 million, compared to $15.9 million in the prior year quarter.

Admissions and adjusted admissions increased 3.8% and 7.7%, respectively, for the quarter ended December 31, 2010, compared to the prior year quarter. On a same-facility basis, admissions and adjusted admissions declined 4.4% and 1.5%, respectively, for the quarter ended December 31, 2010, compared to the prior year quarter. On a same-facility basis, our volume has been negatively impacted, in part, by an overall decline in obstetric related services, resulting from the impact of the current economic environment and the closure of our obstetrics service line on January 1, 2010, at our North Las Vegas hospital. Excluding this service line closure, admissions decreased 3.0% and adjusted admissions were flat for the quarter ended December 31, 2010, while inpatient and outpatient surgeries increased 1.1% and 3.8%, respectively, each compared to the prior year quarter. We believe that volumes continue to be negatively impacted, in part, by the effect of the economic climate in our markets, including the impact of high unemployment and patient decisions to defer or cancel elective procedures, general primary care and other non-emergent healthcare procedures until their conditions become more acute. The deferral of non-emergent procedures has also been facilitated by an increase in the number of high deductible employer sponsored health plans, which ultimately shift more of the medical cost responsibility onto the patient. As a result, these factors have contributed to a 3.8% decline in same-facility emergency room visits, compared to the prior year quarter.
We believe our volumes over the long-term will grow as a result of our business strategies, including the strategic deployment of capital, the expansion of our physician base and the general aging of the population.
The sources of our gross patient revenue by payor are summarized as follows:

	Quarter
	Ended December 31,
	2010	2009
Medicare	30.9%	30.4%
Managed Medicare	12.1%	11.2%
Medicaid	9.1%	8.9%
Managed Medicaid	11.1%	11.9%
Managed care and other	31.2%	32.8%
Self-pay	5.6%	4.8%

Total	100.0%	100.0%

Consistent with industry trends, we have experienced a shift in our patient volumes and revenue out of commercial and managed care payors. This shift has resulted in higher than normal Medicaid and managed Medicaid utilization. Given the high rate of unemployment and its impact on the economy, particularly in the markets we serve, we expect the elevated levels in our Medicaid and managed Medicaid payor mixes to continue until the U.S. economy experiences an economic recovery that includes job growth and declining unemployment. Additionally, we have experienced an increase in managed Medicare utilization, which is the result of incentives put in place by the federal government to move more beneficiaries to managed Medicare plans, as well as the general aging of the population.
Net patient revenue per adjusted admission increased 3.0% for the quarter ended December 31, 2010, while increasing 4.7% on a same-facility basis, both compared to the prior year quarter. While our net patient revenue per adjusted admission continues to increase, the impact of continuing high unemployment and other industry pressures, including elevated levels of Medicaid and managed Medicaid, which typically result in lower reimbursement on a per adjusted admission basis, have contributed to moderating rates of pricing growth. Additionally, the impact of state budgetary issues on Medicaid funding, which has resulted in rate freezes and, in some cases, rate cuts to providers, has caused a decline in pricing related to Medicaid and managed Medicaid volumes. As states continue working through their budgetary issues, any additional cuts to Medicaid funding would negatively impact our future pricing and earnings.
See “Item 1 — Business — Sources of Acute Care Revenue” and “Item 1 — Business — Government Regulation and Other Factors” included in our Annual Report on Form 10-K filed with the SEC on December 21, 2010 for a description of the types of payments we receive for services provided to patients enrolled in the traditional Medicare plan, managed Medicare plans, Medicaid plans, managed Medicaid plans and managed care plans. In those sections, we also discussed the unique reimbursement features of the traditional Medicare plan, including the annual Medicare regulatory updates published by CMS that impact reimbursement rates for services provided under the plan. The future potential impact to reimbursement for certain of these payors under the Health Reform Law was also addressed in such Annual Report on Form 10-K.

Premium Revenue
Premium revenue generated under the AHCCCS and CMS contracts with Health Choice represented 30.0% of our consolidated net revenue for the quarter ended December 31, 2010, compared to 32.5% in the prior year quarter. Most premium revenue at Health Choice is derived through a contract with AHCCCS to provide specified health services to qualified Medicaid enrollees through contracted providers. AHCCCS is the state agency that administers Arizona’s Medicaid program. The contract requires Health Choice to arrange for healthcare services for enrolled Medicaid patients in exchange for fixed monthly premiums, based upon negotiated per capita member rates, and supplemental payments from AHCCCS. Health Choice also contracts with CMS to provide coverage as a Medicare Advantage Prescription Drug (“MAPD”) Special Needs Plan (“SNP”). This contract allows Health Choice to offer Medicare and Part D drug benefit coverage to new and existing dual-eligible members (i.e., those that are eligible for Medicare and Medicaid). Effective for this 2011 plan year, SNPs are required to meet additional CMS requirements, including requirements relating to model of care, cost-sharing, disclosure of information and reporting of quality measures.
Health Choice’s enrollment through its AHCCCS contract at December 31, 2010, exceeded 193,000 members, compared to over 194,000 members in the prior year quarter.
The Health Reform Law reduces, over a three-year period, premium payments to managed Medicare plans such that CMS’ managed care per capita premium payments are, on average, equal to traditional Medicare. The Health Reform Law implements fee adjustments based on service benchmarks and quality ratings. The Congressional Budget Office (“CBO”) estimated that, as a result of these changes, payments to plans will be reduced by $138.0 billion between 2010 and 2019, while CMS estimated the reduction to be $145.0 billion.
Premiums received from AHCCCS and CMS to provide services to our members, which have been declining on a per member per month basis, will be further affected by the significant budgetary concerns that continue to face the state of Arizona. As Arizona continues working to eliminate its budget deficit, its current budget for fiscal year 2011 includes additional reimbursement cuts, including elimination of Medicaid coverage for some services and a cut of up to 5% for all Medicaid providers beginning in April 2011. In an effort to relieve some of the budget pressures, on May 18, 2010, voters passed a sales tax referendum that would temporarily raise money at the state level to help fund these budgetary shortfalls. The state legislature may have to consider additional cuts to Medicaid funding beyond the initial 5% that is planned for fiscal 2011, as a result of the impact of the Health Reform Law and the expiration of the enhanced federal medical assistance percentage (“FMAP”), which was originally implemented in 2009 by the American Recovery and Reinvestment Act of 2009 (“ARRA”). In an effort to address the state’s projected fiscal 2012 budget shortfall, the Governor of Arizona has requested a waiver from the maintenance of efforts requirements of the Health Reform Law in order to eliminate Medicaid coverage for approximately 280,000 childless adults. Elimination of these members from Medicaid eligibility could materially impact our premium revenue and earnings. Depending upon member mix, we generally believe Health Choice could continue to experience a decline in rates received on a per member per month basis, which may negatively impact our premium revenue over the near-term.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
A summary of significant accounting policies is disclosed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2010. Our critical accounting policies are further described under the caption “Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended September 30, 2010. There have been no changes in the nature of our critical accounting policies or the application of those policies since September 30, 2010.

SELECTED OPERATING DATA
The following table sets forth certain unaudited operating data for each of the periods presented.

	Quarter
	Ended December 31,
	2010	2009
Acute Care:
Number of acute care hospital facilities at end of period	17	15
Licensed beds at end of period (1)	3,570	3,185
Average length of stay (days) (2)	4.9	4.8
Occupancy rates (average beds in service)	45.3%	45.4%
Admissions (3)	26,202	25,253
Adjusted admissions (4)	45,312	42,067
Patient days (5)	127,807	120,551
Adjusted patient days (4)	211,696	193,223
Net patient revenue per adjusted admission	$10,325	$10,026

Same-Facility Acute Care (6):
Number of acute care hospital facilities at end of period	15	15
Licensed beds at end of period (1)	3,185	3,185
Average length of stay (days) (2)	4.9	4.8
Occupancy rates (average beds in service)	44.8%	45.4%
Admissions (3)	24,137	25,253
Adjusted admissions (4)	41,436	42,067
Patient days (5)	119,284	120,551
Adjusted patient days (4)	196,045	193,223
Net patient revenue per adjusted admission	$10,497	$10,026

Health Choice:
Medicaid covered lives	193,126	194,195
Dual-eligible lives (7)	4,332	3,997
Medical loss ratio (8)	86.1%	88.7%

(1)	Includes St. Luke’s Behavioral Hospital.

(2)	Represents the average number of days that a patient stayed in our hospitals.

(3)	Represents the total number of patients admitted to our hospitals for stays in excess of 23 hours. Management and investors use this number as a general measure of inpatient volume.

(4)	Adjusted admissions and adjusted patient days are general measures of combined inpatient and outpatient volume. We compute adjusted admissions/patient days by multiplying admissions/patient days by gross patient revenue and then dividing that number by gross inpatient revenue.

(5)	Represents the number of days our beds were occupied by inpatients over the period.

(6)	Excludes the impact of the Brim acquisition, which was effective October 1, 2010.

(7)	Represents members eligible for Medicare and Medicaid benefits under Health Choice’s contract with CMS to provide coverage as a MAPD SNP.

(8)	Represents medical claims expense as a percentage of premium revenue, including claims paid to our hospitals.

RESULTS OF OPERATIONS SUMMARY
Consolidated
The following table sets forth, for the periods presented, our results of consolidated operations expressed in dollar terms and as a percentage of net revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended		Quarter Ended
	December 31, 2010		December 31, 2009
($ in thousands)	Amount	Percentage	Amount	Percentage
Net revenue:
Acute care revenue	$471,139	70.0%	$424,660	67.5%
Premium revenue	202,192	30.0%	204,297	32.5%

Total net revenue	673,331	100.0%	628,957	100.0%

Costs and expenses:
Salaries and benefits	189,913	28.2%	170,482	27.1%
Supplies	76,436	11.4%	65,409	10.4%
Medical claims	171,334	25.4%	178,567	28.4%
Other operating expenses	97,126	14.4%	84,592	13.4%
Provision for bad debts	59,614	8.9%	47,949	7.6%
Rentals and leases	11,166	1.7%	10,275	1.7%
Interest expense, net	16,877	2.5%	16,732	2.7%
Depreciation and amortization	24,046	3.5%	23,877	3.8%
Management fees	1,250	0.2%	1,250	0.2%

Total costs and expenses	647,762	96.2%	599,133	95.3%

Earnings from continuing operations before gain on disposal of assets and income taxes	25,569	3.8%	29,824	4.7%
Gain on disposal of assets, net	345	0.1%	104	0.1%

Earnings from continuing operations before income taxes	25,914	3.9%	29,928	4.8%
Income tax expense	9,189	1.4%	10,591	1.7%

Net earnings from continuing operations	16,725	2.5%	19,337	3.1%
Earnings (loss) from discontinued operations, net of income taxes	(3,208)	(0.5)%	46	0.0%

Net earnings	13,517	2.0%	19,383	3.1%
Net earnings attributable to non-controlling interests	(1,771)	(0.3)	(2,028)	(0.3)

Net earnings attributable to IASIS Healthcare LLC	$11,746	1.7%	$17,355	2.8%

Acute Care
The following table and discussion sets forth, for the periods presented, the results of our acute care operations expressed in dollar terms and as a percentage of acute care revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended		Quarter Ended
	December 31, 2010		December 31, 2009
($ in thousands)	Amount	Percentage	Amount	Percentage
Net revenue:
Acute care revenue	$471,139	99.4%	$424,660	99.4%
Revenue between segments (1)	2,660	0.6%	2,676	0.6%

Total acute care revenue	473,799	100.0%	427,336	100.0%

Costs and expenses:
Salaries and benefits	184,890	39.0%	165,890	38.8%
Supplies	76,392	16.1%	65,362	15.3%
Other operating expenses	90,830	19.2%	78,325	18.3%
Provision for bad debts	59,614	12.6%	47,949	11.2%
Rentals and leases	10,722	2.3%	9,904	2.4%
Interest expense, net	16,877	3.5%	16,732	3.9%
Depreciation and amortization	23,151	4.9%	22,988	5.4%
Management fees	1,250	0.3%	1,250	0.3%

Total costs and expenses	463,726	97.9%	408,400	95.6%

Earnings from continuing operations before gain on disposal of assets and income taxes	10,073	2.1%	18,936	4.4%
Gain on disposal of assets, net	345	0.1%	104	0.1%

Earnings from continuing operations before income taxes	$10,418	2.2%	$19,040	4.5%

(1)	Revenue between segments is eliminated in our consolidated results.
Acute care revenue — Acute care revenue for the quarter ended December 31, 2010, was $473.8 million, an increase of $46.5 million or 10.9%, compared to $427.3 million in the prior year quarter. The increase in acute care revenue, which includes the impact of the Brim acquisition, is comprised of an increase in adjusted admissions of 7.7% and an increase in net patient revenue per adjusted admission of 3.0%.
Net adjustments to estimated third-party payor settlements, also known as prior year contractuals, resulted in an increase in acute care revenue of $1.4 million and $1.9 million for the quarters ended December 31, 2010 and 2009, respectively.
Salaries and benefits — Salaries and benefits expense for the quarter ended December 31, 2010, was $184.9 million, or 39.0% of acute care revenue, compared to $165.9 million, or 38.8% of acute care revenue in the prior year quarter. Included in the current year quarter is $1.3 million in severance related costs associated with the transition of our executive management.
Supplies — Supplies expense for the quarter ended December 31, 2010, was $76.4 million, or 16.1% of acute care revenue, compared to $65.4 million, or 15.3% of acute care revenue in the prior year quarter. The increase in supplies as a percentage of acute care revenue is primarily the result of a shift in the mix of our surgical volume to cases with more costly implant utilization, particularly in the area of orthopedics.

Other operating expenses — Other operating expenses for the quarter ended December 31, 2010, were $90.8 million, or 19.2% of acute care revenue, compared to $78.3 million, or 18.3% of acute care revenue in the prior year quarter. Included in the current year quarter was $1.7 million in settlement costs related to a terminated vendor contract for services provided from fiscal years 2006 to 2008. Additionally, other operating expenses as a percentage of acute care revenue in the current year quarter were impacted by a 0.3% increase in non-income related taxes and a 0.3% increase in professional fees associated with the need for additional on-call specialists coverage.
Provision for bad debts — Provision for bad debts for the quarter ended December 31, 2010, was $59.6 million, or 12.6% of acute care revenue, compared to $47.9 million, or 11.2% of acute care revenue in the prior year quarter. The increase in our provision for bad debts as a percentage of acute care revenue is due to an increase in self-pay revenue. Additionally, the prior year quarter was impacted by a larger than anticipated increase in the number of individuals that qualified for coverage under Medicaid or other similar programs.
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

	Quarter Ended		Quarter Ended
	December 31, 2010		December 31, 2009
($ in thousands)	Amount	Percentage	Amount	Percentage
Premium revenue:
Premium revenue	$202,192	100.0%	$204,297	100.0%

Costs and expenses:
Salaries and benefits	5,023	2.5%	4,592	2.2%
Supplies	44	0.0%	47	0.0%
Medical claims (1)	173,994	86.1%	181,243	88.7%
Other operating expenses	6,296	3.1%	6,267	3.1%
Rentals and leases	444	0.2%	371	0.2%
Depreciation and amortization	895	0.4%	889	0.5%

Total costs and expenses	186,696	92.3%	193,409	94.7%

Earnings before income taxes	$15,496	7.7%	$10,888	5.3%

(1)	Medical claims paid to our hospitals of $2.7 million for both of the quarters ended December 31, 2010 and 2009, are eliminated in our consolidated results.
Premium revenue — Premium revenue from Health Choice was $202.2 million for the quarter ended December 31, 2010, a decrease of $2.1 million or 1.0%, compared to $204.3 million in the prior year quarter. The decrease in premium revenue was the result of slight decline in premium revenue on a per member per month basis.
Medical claims — Prior to eliminations, medical claims expense was $174.0 million for the quarter ended December 31, 2010, compared to $181.2 million in the prior year quarter. Medical claims expense as a percentage of premium revenue was 86.1% for the quarter ended December 31, 2010, compared to 88.7% in the prior year quarter. The decrease in medical claims as a percentage of premium revenue is primarily the result of declining medical claims costs, resulting from a decrease in general medical utilization, improvements in care management and other operational initiatives.

LIQUIDITY AND CAPITAL RESOURCES
Overview of Cash Flow Activities for the Quarters Ended December 31, 2010 and 2009
Our cash flows are summarized as follows (in thousands):

	Quarter
	Ended December 31,
	2010	2009
Cash flows from operating activities	$6,482	$9,538
Cash flows from investing activities	(16,725)	(11,592)
Cash flows from financing activities	(5,022)	(7,399)
Operating Activities
Operating cash flows decreased $3.1 million for the quarter ended December 31, 2010, compared to the prior year quarter.
At December 31, 2010, we had $181.0 million in net working capital, compared to $134.5 million at September 30, 2010. Net accounts receivable increased $26.9 million to $236.1 million at December 31, 2010, from $209.2 million at September 30, 2010. The increase in net working capital and net accounts receivable is primarily the result of the acquisition of Brim. Our days revenue in accounts receivable at December 31, 2010 were 45, compared to 43 at September 30, 2010, and 49 at December 31, 2009.
Investing Activities
Capital expenditures for the quarter ended December 31, 2010, were $15.4 million, compared to $12.3 million in the prior year quarter.
Financing Activities
During the quarter ended December 31, 2010, pursuant to the terms of our senior secured credit facilities, we made principal payments totaling $1.5 million. Additionally, we paid $462,000 in capital leases and other long-term debt obligations during the quarter ended December 31, 2010.
Capital Resources
As of December 31, 2010, we had two separate debt arrangements:
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

The senior secured credit facilities are: (i) secured by a first mortgage and lien on our real property and related personal and intellectual property and pledges of equity interests in the entities that own such properties; and (ii) guaranteed by certain of our subsidiaries.
In addition, the senior secured credit facilities contain certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The senior secured credit facilities agreement contains a customary restricted payments covenant, which, among others restrictions, limits the amount of dividends or other cash payments to IAS. As of December 31, 2010, we have $201.9 million available to expend free of any such restrictions pursuant to the restricted payment basket provisions set forth in this covenant.
At December 31, 2010, amounts outstanding under our senior secured credit facilities consisted of a $422.5 million term loan and a $146.3 million delayed draw term loan. In addition, we had $39.9 million and $41.7 million in letters of credit outstanding under the synthetic letter of credit facility and the revolving credit facility, respectively. The weighted average interest rate for outstanding borrowings under the senior secured credit facilities was 3.4% for the quarters ended December 31, 2010 and 2009, respectively.
$475.0 Million 8 3/4% Senior Subordinated Notes Due 2014
We and our wholly-owned subsidiary, IASIS Capital Corporation, a holding company with no assets or operations, as issuers, have outstanding $475.0 million aggregate principal amount of 8 3/4% notes. Our 8 3/ 4% notes are general unsecured senior subordinated obligations of the issuers, are subordinated in right of payment to their existing and future senior debt, are pari passu in right of payment with any of their future senior subordinated debt and are senior in right of payment to any of their future subordinated debt. Our existing domestic subsidiaries, other than certain non-guarantor subsidiaries, which include Health Choice and our non-wholly owned subsidiaries, are guarantors of our 8 3/4% notes. Our 8 3/4% notes are effectively subordinated to all of the issuers’ and the guarantors’ secured debt to the extent of the value of the assets securing the debt and are structurally subordinated to all liabilities and commitments (including trade payables and capital lease obligations) of our subsidiaries that are not guarantors of our 8 3/4% notes. Our 8 3/4% notes require semi-annual interest payments in June and December. The indenture related to the 8 3/4% notes contains a customary restricted payments covenant, which, among others restrictions, limits the amount of dividends or other cash payments to IAS, including payments to fund the interest on the Holdings Senior Paid-in-Kind (“PIK”) Loans, which becomes cash pay in June 2012. As of December 31, 2010, we have $114.9 million available to expend free of any such restrictions pursuant to the restricted payment basket provisions set forth in this covenant.
Holdings Senior PIK Loans
IAS has outstanding Senior PIK Loans, which mature June 15, 2014. Proceeds were used to repurchase certain preferred equity from the stockholders of IAS. The Holdings Senior PIK Loans bear interest at an annual rate equal to LIBOR plus 5.25%. The Holdings Senior PIK Loans rank behind our existing debt and will convert to cash-pay in June 2012, at which time all accrued interest becomes payable. At December 31, 2010, the outstanding balance of the Holdings Senior PIK Loans was $395.4 million, which includes $95.4 million of interest that has accrued to the principal of these loans since the date of issuance, and is recorded in the financial statements of IAS. The credit agreement related to the Holdings Senior PIK Loans includes a restricted payment covenant, which, among other restrictions, limits the amount of dividends that can be paid to the stockholders of IAS. As of December 31, 2010, we have $54.9 million available to expend free of any such restrictions pursuant to the restricted payment basket provisions set forth in this covenant.

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
As of December 31, 2010, we provided a performance guaranty in the form of letters of credit totaling $48.3 million for the benefit of AHCCCS to support our obligations under the Health Choice contract to provide and pay for healthcare services. The amount of the performance guaranty is based in part upon the membership in the Plan and the related capitation revenue paid to us.
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
Liquidity
We rely on cash generated from our internal operations as our primary source of liquidity, as well as available credit facilities, bank financings and the issuance of long-term debt. From time to time, we have also utilized operating lease transactions that are sometimes referred to as off-balance sheet arrangements. We expect that our future funding for working capital needs, capital expenditures, long-term debt repayments and other financing activities will continue to be provided from some or all of these sources. Each of our existing and projected sources of cash is impacted by operational and financial risks that influence the overall amount of cash generated and the capital available to us. For example, cash generated by our business operations may be impacted by, among other things, economic downturns, weather-related catastrophes and adverse industry conditions. Our future liquidity will be impacted by our ability to access capital markets, which may be restricted due to our credit ratings, general market conditions, by existing or future debt agreements, and by potential transactions determined by our private equity sponsors that, in their judgment, could enhance their equity investment, even though such transactions might reduce our cash flows or capital reserves. For a further discussion of risks that can impact our liquidity, see our risk factors beginning on page 35 of our Annual Report of Form 10-K for the fiscal year ended September 30, 2010.
Including available cash and our senior secured credit facilities at December 31, 2010, we had available liquidity as follows (in millions):

Available cash and cash equivalents	$129.2
Available capacity under our senior secured revolving credit facility	183.3

Net available liquidity at December 31, 2010	$312.5

Net available liquidity assumes 100% participation from all lenders currently participating in our senior secured revolving credit facility. In addition to our available liquidity, we expect to generate significant operating cash flows in fiscal 2011. We will also utilize proceeds from our financing activities as needed.

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
As a result of this evaluation, we believe that we will have sufficient liquidity for the next three years to fund the cash required for the payment of taxes and the capital expenditures required to maintain our facilities during this period of time. We are unable at this time to extend our evaluation of the sufficiency of our liquidity beyond three years. We cannot assure you, however, that our operating performance will generate sufficient cash flow from operations or that future borrowings will be available under our senior secured credit facilities, or otherwise, to enable us to grow our business, service our indebtedness, including the senior secured credit facilities and the 8 3/4% senior subordinated notes, or make anticipated capital expenditures. For more information, see our risk factors beginning on page 35 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.
One element of our business strategy is to selectively pursue acquisitions and strategic alliances in existing and new markets. Any acquisitions or strategic alliances may result in the incurrence of, or assumption by us, of additional indebtedness. We continually assess our capital needs and may seek additional financing, including debt or equity as considered necessary to fund capital expenditures and potential acquisitions or for other corporate purposes. Our future operating performance, ability to service or refinance our 8 3/4% senior subordinated notes and ability to service and extend or refinance our senior secured credit facilities will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. For more information, see our risk factors beginning on page 35 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.
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
RECENT ACCOUNTING PRONOUNCEMENTS
In August 2010, the Financial Accounting Standards Board issued ASU No. 2010-23, “Health Care Entities” (Topic 954): Measuring Charity Care for Disclosure. Due to the lack of comparability existing due to the use of either revenue or cost as the basis for disclosure of charity care, this ASU standardizes cost as the basis for charity care disclosures and specifies the elements of cost to be used in charity care disclosures. ASU 2010-23 is effective for our fiscal year beginning October 1, 2011 and is not expected to significantly impact our financial position, results of operations or cash flows.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. The following components of our senior secured credit facilities bear interest at variable rates at specified margins above either the agent bank’s alternate base rate or the LIBOR rate: (i) a $439.0 million, seven-year term loan; (ii) a $150.0 million senior secured delayed draw term loan; and (iii) a $225.0 million, six-year senior secured revolving credit facility. As of December 31, 2010, we had outstanding variable rate debt of $568.8 million. We have managed our market exposure to changes in interest rates by converting $425.0 million of this variable rate debt to fixed rate debt through the use of interest rate swap agreements. Our interest rate swaps provide for $425.0 million of fixed rate debt under our senior secured credit facilities through February 28, 2011 and $200.0 million from March 1, 2011 through February 29, 2012, at rates ranging from 1.5% to 2.0% depending upon the terms of the specific agreement.

Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates on our remaining variable rate debt or our consolidated financial position, results of operations or cash flows would not be material. Holding other variables constant, including levels of indebtedness and interest rate swaps, a 0.125% increase in interest rates would have an estimated impact on pre-tax earnings and cash flows for the next twelve month period of $461,000.
Our interest rate swap agreements expose us to credit risk in the event of non-performance by our counterparties, Citibank and Wachovia. However, we do not anticipate non-performance by these counterparties.
We have $475.0 million in senior subordinated notes due December 15, 2014, with interest payable semi-annually at the rate of 8 3/4% per annum. At December 31, 2010, the fair market value of the outstanding 8 3/4% notes was $485.7 million, based upon quoted market prices as of that date.
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

Item 4. Controls and Procedures
Evaluations of Disclosure Controls and Procedures
Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2010. Based on this evaluation, the principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports.
Changes in Internal Control Over Financial Reporting
During the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On March 31, 2008, the United States District Court for the District of Arizona (“District Court”) dismissed with prejudice the qui tam complaint against IAS, our parent company. The qui tam action sought monetary damages and civil penalties under the federal False Claims Act (“FCA”) and included allegations that certain business practices related to physician relationships and the medical necessity of certain procedures resulted in the submission of claims for reimbursement in violation of the FCA. The case dates back to March 2005 and became the subject of a subpoena by the Office of Inspector General in September 2005. In August 2007, the case was unsealed and the U.S. Department of Justice declined to intervene. The District Court dismissed the case from the bench at the conclusion of oral arguments on IAS’ motion to dismiss. On April 21, 2008, the District Court issued a written order dismissing the case with prejudice and entering formal judgment for IAS and denying as moot IAS’ motions related to the relator’s misappropriation of information subject to a claim of attorney-client privilege by IAS. Both parties appealed. On August 12, 2010, United States Court of Appeals for the Ninth Circuit reversed the District Court’s dismissal of the qui tam complaint and the District Court’s denial of IAS’ motions concerning the relator’s misappropriation of documents and ordered that the qui tam relator be allowed leave to file a Third Amended Complaint and for the District Court to consider IAS’ motions concerning the relator’s misappropriation of documents. The District Court ordered the qui tam relator to file his Third Amended Complaint by November 22, 2010, and set a schedule for the filing of motions related to the relator’s misappropriation of documents. On October 20, 2010, the qui tam relator filed a motion to transfer this action to the United States District Court for the Eastern District of Texas. That motion remains pending. On November 22, 2010, the relator filed his Third Amended Complaint. On January 3, 2011, IAS filed its renewed motion for sanctions concerning the relator’s misappropriation of documents and, on January 14, 2011, IAS filed its motion to dismiss the relator’s Third Amended Complaint. The relator’s brief in opposition to IAS’ motion to dismiss is due February 18, 2011 and IAS’ reply brief is due March 14, 2011. If the qui tam action was to be resolved in a manner unfavorable to IAS, it could have a material adverse effect on our business, financial condition and results of operations, including exclusion from the Medicare and Medicaid programs. In addition, we may incur material fees, costs and expenses in connection with defending the qui tam action.

Our facilities obtain clinical and administrative services from a variety of vendors. One vendor, a medical practice that furnished cardiac catheterization services under contractual arrangements at Mesa General Hospital and St. Luke’s Medical Center through March 31, 2008 and May 31, 2008, respectively, has asserted that, because of deferred fee adjustments that it claims are due under these arrangements, it is owed additional amounts for services rendered since April 1, 2006 at both facilities. We were unable to reach an agreement with the vendor with respect to the amount of the fee adjustment, if any, that was contractually required, nor with respect to an appropriate methodology for determining such amount. On September 30, 2008, the vendor filed a state court complaint for an aggregate adjustment in excess of the amount we had accrued, in addition to certain tort claims. On March 20, 2009, we filed a Motion to Dismiss and in the alternative to Compel Arbitration. On July 27, 2009, the court granted our Motion to Compel Arbitration on the grounds that the issues are to be determined by binding arbitration. On December 24, 2010, after conducting the arbitration hearing, the arbitration panel issued its decision rejecting the fees sought by the vendor, but did not adopt the fees proposed by us. The arbitration panel required both parties to agree upon a settlement amount, based on the arbitration panel’s approved methodology, by January 21, 2011. We have reviewed the methodology required by decision in binding arbitration and determined it will result in a payment to the vendor of approximately $9.4 million. Of the additional liability resulting from the arbitration panel’s decision, $4.8 million ($3.0 million, net of income taxes) is included in discontinued operations related to the closure of Mesa General Hospital for the quarter ended December 31, 2010. The arbitration panel has not rendered a decision with respect to the vendor’s claims for prejudgment interest, the parties’ respective claims for fees and costs, nor with respect to any of vendor’s tort claims, which are expected to be addressed in separate proceedings. We will continue to defend our interests in connection with this arbitration proceeding but expresses no opinion as to the outcome of matters not yet decided by the arbitration panel.
In November 2010, the Department of Justice (“DOJ”) sent a letter to IAS requesting a 12-month tolling agreement in connection with an investigation into Medicare claims submitted by our hospitals in connection with the implantation of implantable cardioverter defibrillators (“ICDs”) during the period 2003 to the present. At that time, neither the precise number of procedures, number of claims nor the hospitals involved were identified by the DOJ. We understand that the government is conducting a national initiative with respect to ICD procedures involving a number of healthcare providers and is seeking information in order to determine if ICD implantation procedures were performed in accordance with Medicare coverage requirements. On January 11, 2011, IAS entered into the tolling agreement with the DOJ and, subsequently, the DOJ has provided IAS with a list of 194 procedures involving ICDs at 14 hospitals which are the subject of further medical necessity review by the DOJ. We are cooperating fully with the government and, to date, the DOJ has not asserted any claim against our hospitals.
Item 1A. Risk Factors
Reference is made to the factors set forth under the caption “Forward-Looking Statements” in Part I, Item 2 of this Form 10-Q and other risk factors described in our Annual Report on Form 10-K for the year ended September 30, 2010, which are incorporated herein by reference. There have not been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2010.
Item 6. Exhibits
(a) List of Exhibits:

10.1
Agreement, dated December 20, 2010 and effective October 31, 2010, by and between IASIS Healthcare Corporation and David R. White, incorporated by reference to the Company’s Current Report on Form 8-K filed on December 23, 2010.

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

IASIS HEALTHCARE LLC
Date: February 14, 2011	By:	/s/ John M. Doyle
John M. Doyle
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1
Agreement, dated December 20, 2010 and effective October 31, 2010, by and between IASIS Healthcare Corporation and David R. White, incorporated by reference to the Company's Current Report on Form 8-K filed on December 23, 2010.

31.1	Certification of Principal Executive Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.