Form 10-Q
period 2011-03-31
IASIS Healthcare LLC
filed 2011-05-16
CIK 1294632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of May 16, 2011, 100% of the registrant’s common interests outstanding (all of which are privately owned and are not traded on any public market) were owned by IASIS Healthcare Corporation, its sole member.

i

PART I.
FINANCIAL INFORMATION

Item 1.	Financial Statements
IASIS HEALTHCARE LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	March 31,	September 30,
	2011	2010
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$178,616	$144,511
Accounts receivable, less allowance for doubtful accounts of $138,815 and $125,406 at March 31, 2011 and September 30, 2010, respectively	251,147	209,173
Inventories	59,050	53,842
Deferred income taxes	29,289	15,881
Prepaid expenses and other current assets	60,831	65,340

Total current assets	578,933	488,747

Property and equipment, net	1,002,090	985,291
Goodwill	801,275	718,243
Other intangible assets, net	34,067	27,000
Deposit for acquisition	7,000	97,891
Other assets, net	33,899	36,022

Total assets	$2,457,264	$2,353,194

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$89,583	$78,931
Salaries and benefits payable	43,181	38,110
Accrued interest payable	12,477	12,536
Medical claims payable	106,950	111,373
Other accrued expenses and other current liabilities	124,508	106,614
Current portion of long-term debt and capital lease obligations	7,675	6,691

Total current liabilities	384,374	354,255

Long-term debt and capital lease obligations	1,047,852	1,044,887
Deferred income taxes	109,623	109,272
Other long-term liabilities	71,043	60,162

Non-controlling interests with redemption rights	89,265	72,112

Equity:
Member’s equity	745,275	702,135
Non-controlling interests	9,832	10,371

Total equity	755,107	712,506

Total liabilities and equity	$2,457,264	$2,353,194

See accompanying notes.

IASIS HEALTHCARE LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands)

	Quarter Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Net revenue:
Acute care revenue	$488,449	$437,574	$959,588	$862,234
Premium revenue	189,960	186,948	392,152	391,245

Total net revenue	678,409	624,522	1,351,740	1,253,479

Costs and expenses:
Salaries and benefits (includes stock-based compensation of $538, $2,128, $1,034 and $2,249, respectively)	196,036	174,171	385,949	344,653
Supplies	77,924	68,425	154,360	133,834
Medical claims	157,416	160,094	328,750	338,661
Other operating expenses	103,350	88,683	200,476	173,275
Provision for bad debts	54,801	45,536	114,415	93,485
Rentals and leases	11,289	10,145	22,455	20,420
Interest expense, net	16,510	16,622	33,387	33,354
Depreciation and amortization	24,584	24,025	48,630	47,902
Management fees	1,250	1,250	2,500	2,500

Total costs and expenses	643,160	588,951	1,290,922	1,188,084

Earnings from continuing operations before gain (loss) on disposal of assets and income taxes	35,249	35,571	60,818	65,395
Gain (loss) on disposal of assets, net	540	(161)	885	(57)

Earnings from continuing operations before income taxes	35,789	35,410	61,703	65,338
Income tax expense	13,500	13,270	22,689	23,861

Net earnings from continuing operations	22,289	22,140	39,014	41,477
Earnings (loss) from discontinued operations, net of income taxes	(2,846)	(25)	(6,054)	21

Net earnings	19,443	22,115	32,960	41,498
Net earnings attributable to non-controlling interests	(2,417)	(2,033)	(4,188)	(4,061)

Net earnings attributable to IASIS Healthcare LLC	$17,026	$20,082	$28,772	$37,437

See accompanying notes.

IASIS HEALTHCARE LLC
CONDENSED CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)
(In Thousands)

	Non-controlling
	Interests with		Non-
	Redemption	Member’s	controlling
	Rights	Equity	Interests	Total Equity
Balance at September 30, 2010	$72,112	$702,135	$10,371	$712,506
Net earnings	4,134	28,772	54	28,826
Distributions to non-controlling interests	(5,603)	—	(86)	(86)
Repurchase of non-controlling interests	(118)	—	(507)	(507)
Acquisition related adjustments to redemption value of non-controlling interests with redemption rights	25,936	—	—	—
Stock-based compensation	—	1,034	—	1,034
Other comprehensive income	—	1,698	—	1,698
Contribution from parent company related to tax benefit from Holdings Senior PIK Loans interest	—	4,440	—	4,440
Adjustment to redemption value of non-controlling interests with redemption rights	(7,196)	7,196	—	7,196

Balance at March 31, 2011	$89,265	$745,275	$9,832	$755,107

See accompanying notes.

IASIS HEALTHCARE LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Six Months Ended
	March 31,
	2011	2010
Cash flows from operating activities
Net earnings	$32,960	$41,498
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	48,630	47,902
Amortization of loan costs	1,636	1,564
Stock-based compensation	1,034	2,249
Deferred income taxes	2,278	19,589
Income tax benefit from stock-based compensation	—	(1,770)
Income tax benefit from parent company interest	4,440	3,275
Loss (gain) on disposal of assets, net	(885)	57
Loss (earnings) from discontinued operations, net	6,054	(21)
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	(23,461)	1,578
Inventories, prepaid expenses and other current assets	4,461	(6,165)
Accounts payable, other accrued expenses and other accrued liabilities	20,562	7,010

Net cash provided by operating activities — continuing operations	97,709	116,766
Net cash used in operating activities — discontinued operations	(231)	(199)

Net cash provided by operating activities	97,478	116,567

Cash flows from investing activities
Purchases of property and equipment, net	(42,234)	(30,187)
Payments for acquisitions	(12,804)	—
Proceeds from sale of assets	150	36
Change in other assets, net	1,639	1,013

Net cash used in investing activities	(53,249)	(29,138)

Cash flows from financing activities
Payment of debt and capital lease obligations	(3,810)	(5,138)
Distribution to parent company in connection with the repurchase of equity, net	—	(124,962)
Distributions to non-controlling interests	(5,689)	(5,277)
Costs paid for the repurchase of non-controlling interests, net	(625)	(69)

Net cash used in financing activities	(10,124)	(135,446)

Change in cash and cash equivalents	34,105	(48,017)
Cash and cash equivalents at beginning of period	144,511	206,528

Cash and cash equivalents at end of period	$178,616	$158,511

Supplemental disclosure of cash flow information
Cash paid for interest	$31,846	$31,837

Cash paid (received) for income taxes, net	$(241)	$6,188

Supplemental disclosure of non-cash investing and financing activities
Capital lease obligations resulting from acquisitions	$1,896	$—

See accompanying notes.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. ORGANIZATION AND BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements as of and for the quarters and six months ended March 31, 2011 and 2010, reflect the financial position, results of operations and cash flows of IASIS Healthcare LLC (“IASIS” or the “Company”). The Company’s sole member and parent company is IASIS Healthcare Corporation (“Holdings” or “IAS”).
IASIS owns and operates medium-sized acute care hospitals in high-growth urban and suburban markets. At March 31, 2011, the Company owned or leased 17 acute care hospital facilities and one behavioral health hospital facility, with a total of 3,570 licensed beds, located in seven regions:
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
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying unaudited condensed consolidated financial statements and footnotes. Actual results could differ from those estimates.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no impact on the Company’s total assets or total liabilities and equity.
General and Administrative
The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include the IASIS corporate office costs, which were $10.8 million and $10.3 million for the quarters ended March 31, 2011 and 2010, respectively, and $20.8 million and $19.3 million for the six months ended March 31, 2011 and 2010, respectively.
Subsequent Events Consideration
The Company has evaluated its financial statements and disclosures for the impact of subsequent events up to the date of filing its quarterly report on Form 10-Q with the Securities and Exchange Commission.
2. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
Long-term debt and capital lease obligations consist of the following (in thousands):

	March 31,	September 30,
	2011	2010
Senior secured credit facilities	$567,315	$570,260
Senior subordinated notes	475,000	475,000
Capital leases and other obligations	13,212	6,318

	1,055,527	1,051,578

Less current maturities	7,675	6,691

	$1,047,852	$1,044,887

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

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
At March 31, 2011, amounts outstanding under the Company’s senior secured credit facilities consisted of a $421.4 million term loan and a $145.9 million delayed draw term loan. In addition, the Company had $39.9 million and $44.7 million in letters of credit outstanding under the synthetic letter of credit facility and the revolving credit facility, respectively. The weighted average interest rate of outstanding borrowings under the senior secured credit facilities was 3.2% and 3.3% for the quarter and six months ended March 31, 2011, respectively.
See Note 12 for subsequent event discussion regarding the Company’s refinancing transaction.
8 3/4% Senior Subordinated Notes
The Company, together with its wholly owned subsidiary, IASIS Capital Corporation (“IASIS Capital”), a holding company with no assets or operations, as issuers, have outstanding $475.0 million aggregate principal amount of 8 3/4% senior subordinated notes due 2014 (the “8 3/4% notes”). The 8 3/4% notes are general unsecured senior subordinated obligations and are subordinated in right of payment to all existing and future senior debt of the Company. The Company’s existing domestic subsidiaries, other than certain non-guarantor subsidiaries, which include Health Choice and the Company’s non-wholly owned subsidiaries, are guarantors of the 8 3/4% notes. The 8 3/4% notes are effectively subordinated to all of the issuers’ and the guarantors’ secured debt to the extent of the value of the assets securing the debt and are structurally subordinated to all liabilities and commitments (including trade payables and capital lease obligations) of the Company’s subsidiaries that are not guarantors of the 8 3/4% notes.
See Note 12 for subsequent event discussion regarding the Company’s refinancing transaction.
Holdings Senior Paid-in-Kind Loans
IAS has outstanding unsecured Senior Paid-in-Kind (“PIK”) Loans, which were used to repurchase certain preferred equity from its stockholders in fiscal 2007. The Holdings Senior PIK Loans mature June 15, 2014, and bear interest at an annual rate equal to LIBOR plus 5.25%. At March 31, 2011, the outstanding balance of the Holdings Senior PIK Loans was $400.9 million, which includes $100.9 million of interest that has accrued to the principal of these loans since the date of issuance. In June 2012, the Holdings Senior PIK Loans, which rank behind the Company’s existing debt, will convert to cash-pay, at which time all accrued interest becomes payable.
See Note 12 for subsequent event discussion regarding the Company’s refinancing transaction.
3. INTEREST RATE SWAPS
Effective March 2, 2009, the Company executed interest rate swap agreements with Citibank, N.A. and Wachovia Bank, N.A., as counterparties, with notional amounts totaling $425.0 million, of which $225.0 million expired on February 28, 2011. As of March 31, 2011, two interest rate swap agreements remained in effect, with each agreement having notional amounts of $100.0 million and expiring on February 29, 2012. The Company entered into its interest rate swap arrangements to mitigate the floating interest rate risk on a portion of its outstanding variable rate debt. Under the remaining agreements, the Company is required to make monthly fixed rate payments to the counterparties, as calculated on the applicable notional amounts, at an annual fixed rate of 2.0%. The counterparties are obligated to make monthly floating rate payments to the Company based on the one-month LIBOR rate for the same referenced notional amount.
The Company accounts for its interest rate swaps in accordance with the provisions of Financial Accounting Standards Board (“FASB”) authoritative guidance regarding accounting for derivative instruments and hedging activities, which also includes enhanced disclosure requirements. In accordance with these provisions, the Company has designated its interest rate swaps as a cash flow hedge instrument. The Company assesses the effectiveness of this cash flow hedge on a quarterly basis, with any ineffectiveness being measured using the hypothetical derivative method. The Company completed an assessment of its cash flow hedge instrument during the quarters and six months ended March 31, 2011 and 2010, and determined its hedging instruments to be highly effective in all periods. Accordingly, no gain or loss resulting from hedging ineffectiveness is reflected in the Company’s accompanying unaudited condensed consolidated statements of operations.
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
The fair value of the Company’s interest rate swaps at March 31, 2011 and September 30, 2010, reflect liability balances of $3.0 million and $5.7 million, respectively, and are included in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets. The fair value of the Company’s interest rate swaps reflects a liability because the effect of the forward LIBOR curve on future interest payments results in less interest due to the Company under the variable rate component included in the interest rate swap agreements, as compared to the amount due the Company’s counterparties under the fixed interest rate component. Any change in the fair value of the Company’s interest rate swaps, net of income taxes, is included in other comprehensive loss as a component of member’s equity in the accompanying unaudited condensed consolidated balance sheets.
4. ACQUISITIONS
Effective October 1, 2010, the Company acquired Brim Holdings, Inc. (“Brim”) in a cash-for-stock transaction valued at $95.0 million, subject to changes in net working capital. Brim operates Wadley Regional Medical Center, a 370-licensed bed acute care hospital facility located in Texarkana, Texas, and Pikes Peak Regional Hospital, a 15-licensed bed critical access acute care hospital facility, in Woodland Park, Colorado, through operating lease agreements with separate parties. The Brim acquisition was accounted for as a business combination, which requires the Company to allocate the purchase price of these facilities to assets acquired or liabilities assumed based on their fair values. The excess of the purchase price allocation over those fair values is recorded as goodwill. The Company’s third-party valuation of acquired assets has been finalized, and the appropriate fair values have been reflected in the accompanying unaudited condensed consolidated balance sheet.
See Note 12 for subsequent event discussion regarding the Company’s recent acquisition of St. Joseph Medical Center in Houston, Texas.
5. GOODWILL
The following table presents the changes in the carrying amount of goodwill (in thousands):

	Acute	Health
	Care	Choice	Total
Balance at September 30, 2010	$712,486	$5,757	$718,243
Brim acquisition	77,762	—	77,762
Other acquisitions	5,270	—	5,270

Balance at March 31, 2011	$795,518	$5,757	$801,275

For the six months ended March 31, 2011, goodwill increased by $83.0 million as a result of the purchase of Brim and other entities. See Note 4 for more details regarding the fair value assessment of acquired assets and liabilities.

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

	Quarter Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Net earnings	$19,443	$22,115	$32,960	$41,498
Change in fair value of interest rate swaps	1,148	(1,439)	2,708	(1,148)
Change in income tax benefit (expense)	(433)	539	(1,010)	428

Comprehensive income	$20,158	$21,215	$34,658	$40,778

The components of accumulated other comprehensive loss, net of income taxes, are as follows (in thousands):

	March 31,	September 30,
	2011	2010

Fair value of interest rate swaps	$(2,999)	$(5,707)
Income tax benefit	1,118	2,128

Accumulated other comprehensive loss	$(1,881)	$(3,579)

7. DISTRIBUTION TO PARENT
During fiscal 2010, the Company distributed $125.0 million, net of a $1.8 million income tax benefit, to IAS to fund the repurchase of certain shares of its outstanding preferred stock and cancel certain vested rollover options to purchase its common stock. The holder of the IAS preferred stock is represented by an investor group led by TPG, JLL Partners and Trimaran Fund Management. The repurchase of preferred stock, which included accrued and outstanding dividends, and the cancellation of rollover options, were funded by the Company’s excess cash on hand. The cancellation of the rollover options, which were associated with the Company’s 2004 recapitalization, resulted in the Company recognizing $2.0 million in stock-based compensation during the quarter ended March 31, 2010.
See Note 12 for subsequent event discussion regarding the Company’s distribution to IAS in connection with its refinancing transaction.
8. COMMITMENTS AND CONTINGENCIES
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
Professional, General and Workers’ Compensation Liability Risks
The Company is subject to claims and legal actions in the ordinary course of business, including but not limited to claims relating to patient treatment and personal injuries. To cover these types of claims, the Company maintains professional and general liability insurance in excess of self-insured retentions through a commercial insurance carrier in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is currently not a party to any such proceedings that, in the Company’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company expenses an estimate of the costs it expects to incur under the self-insured retention exposure for professional and general liability claims using historical claims data, demographic factors, severity factors, current incident logs and other actuarial analysis. At March 31, 2011 and September 30, 2010, the Company’s professional and general liability accrual for asserted and unasserted claims totaled $50.3 million and $41.6 million, respectively. The semi-annual valuations from the Company’s independent actuary for professional and general liability losses resulted in a change in related estimates for prior periods which increased insurance expense by $948,000 during the quarter and six months ended March 31, 2011, compared to a decrease of $1.9 million during the same prior year periods.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Company is subject to claims and legal actions in the ordinary course of business relative to workers’ compensation matters. To cover these types of claims, the Company maintains workers’ compensation insurance coverage with a self-insured retention. The Company accrues the costs of workers’ compensation claims based upon estimates derived from its claims experience. The semi-annual valuations from the Company’s independent actuary for workers’ compensation losses resulted in a change in related estimates for prior periods which increased benefits expense by $1.2 million during the quarter and six months ended March 31, 2011, compared to an increase of $801,000 during the same prior year periods.
Health Choice
Health Choice has entered into capitated contracts whereby the Plan provides managed healthcare services in exchange for fixed periodic and supplemental payments from the Arizona Health Care Cost Containment System (“AHCCCS”) and the Centers for Medicare & Medicaid Services (“CMS”). These services are provided regardless of the actual costs incurred to provide these services. The Company receives reinsurance and other supplemental payments from AHCCCS to cover certain costs of healthcare services that exceed certain thresholds. The Company believes that current capitated payments received, together with reinsurance and other supplemental payments, are sufficient to pay for the services Health Choice is obligated to deliver. As of March 31, 2011, the Company has provided a performance guaranty in the form of letters of credit totaling $48.3 million for the benefit of AHCCCS to support Health Choice’s obligations under its contract to provide and pay for the healthcare services. The amount of the performance guaranty is generally based, in part, upon the membership in the Plan and the related capitation revenue paid to Health Choice.
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
Other
On March 31, 2008, the United States District Court for the District of Arizona (“District Court”) dismissed with prejudice the qui tam complaint against IAS, our parent company. The qui tam action sought monetary damages and civil penalties under the federal False Claims Act (“FCA”) and included allegations that certain business practices related to physician relationships and the medical necessity of certain procedures resulted in the submission of claims for reimbursement in violation of the FCA. The case dates back to March 2005 and became the subject of a subpoena by the Office of Inspector General in September 2005. In August 2007, the case was unsealed and the U.S. Department of Justice (“DOJ”) declined to intervene. The District Court dismissed the case from the bench at the conclusion of oral arguments on IAS’ motion to dismiss. On April 21, 2008, the District Court issued a written order dismissing the case with prejudice and entering formal judgment for IAS and denying as moot IAS’ motions related to the relator’s misappropriation of information subject to a claim of attorney-client privilege by IAS. Both parties appealed. On August 12, 2010, United States Court of Appeals for the Ninth Circuit reversed the District Court’s dismissal of the qui tam complaint and the District Court’s denial of IAS’ motions concerning the relator’s misappropriation of documents and ordered that the qui tam relator be allowed leave to file a Third Amended Complaint and for the District Court to consider IAS’ motions concerning the relator’s misappropriation of documents. The District Court ordered the qui tam relator to file his Third Amended Complaint by November 22, 2010, and set a

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
schedule for the filing of motions related to the relator’s misappropriation of documents. On October 20, 2010, the qui tam relator filed a motion to transfer this action to the United States District Court for the Eastern District of Texas. On November 22, 2010, the relator filed his Third Amended Complaint. On January 3, 2011, IAS filed its renewed motion for sanctions concerning the relator’s misappropriation of documents and, on January 14, 2011, IAS filed its motion to dismiss the relator’s Third Amended Complaint. On May 4, 2011, the District Court in Arizona heard oral arguments on all pending motions, including IAS’ motion to dismiss and renewed motions for sanctions and the relator’s motion to transfer the action to the United States District Court for the Eastern District of Texas. The District Court dismissed relator’s motion to transfer and took all other motions under advisement at the conclusion of oral argument. While the District Court is expected to rule quickly, IAS anticipates that it could take 90 days or more for the District Court to issue its final opinion on IAS’ motion to dismiss and renewed motion for sanctions. If the qui tam action were to be resolved in a manner unfavorable to IAS, it could have a material adverse effect on the Company’s business, financial condition and results of operations, including exclusion from the Medicare and Medicaid programs. In addition, the Company may incur material fees, costs and expenses in connection with defending the qui tam action.
The Company’s facilities obtain clinical and administrative services from a variety of vendors. One vendor, a medical practice that furnished cardiac catheterization services under contractual arrangements at Mesa General Hospital and St. Luke’s Medical Center through March 31, 2008 and May 31, 2008, respectively, has asserted that, because of deferred fee adjustments that it claims are due under these arrangements, it is owed additional amounts for services rendered since April 1, 2006 at both facilities. The Company and the vendor were unable to reach an agreement with respect to the amount of the fee adjustment, if any, that was contractually required, nor with respect to an appropriate methodology for determining such amount. On September 30, 2008, the vendor filed a state court complaint for an aggregate adjustment in excess of the amount accrued by the Company, in addition to certain tort claims. On March 20, 2009, the Company filed a Motion to Dismiss and in the alternative to Compel Arbitration. On July 27, 2009, the court granted the Company’s Motion to Compel Arbitration on the grounds that the issues are to be determined by binding arbitration. On December 24, 2010, after conducting the arbitration hearing, the arbitration panel issued its decision rejecting the fees sought by the vendor, but did not adopt the fees proposed by the Company. The arbitration panel required both parties to agree upon a settlement amount, based on the arbitration panel’s approved methodology, by January 21, 2011. The Company has reviewed the methodology required by decision in binding arbitration and has determined that it will result in a payment to the vendor of approximately $15.2 million, which includes $5.8 million in pre-judgement interest and legal fees. Of the additional liability resulting from the arbitration panel’s decision, $9.3 million ($6.1 million, net of income taxes) is included in discontinued operations, related to the closure of Mesa General Hospital, for the six months ended March 31, 2011. The arbitration panel has not rendered a decision with respect to any of the vendor’s tort claims, which are expected to be addressed in separate proceedings. The Company will continue to defend its interests in connection with this arbitration proceeding, but expresses no opinion as to the outcome of matters not yet decided by the arbitration panel.
In November 2010, the DOJ sent a letter to IAS requesting a 12-month tolling agreement in connection with an investigation into Medicare claims submitted by our hospitals in connection with the implantation of implantable cardioverter defibrillators (“ICDs”) during the period 2003 to the present. At that time, neither the precise number of procedures, number of claims nor the hospitals involved were identified by the DOJ. The Company understands that the government is conducting a national initiative with respect to ICD procedures involving a number of healthcare providers and is seeking information in order to determine if ICD implantation procedures were performed in accordance with Medicare coverage requirements. On January 11, 2011, IAS entered into the tolling agreement with the DOJ and, subsequently, the DOJ has provided IAS with a list of 194 procedures involving ICDs at 14 hospitals which are the subject of further medical necessity review by the DOJ. The Company is cooperating fully with the government and, to date, the DOJ has not asserted any claim against the Company’s hospitals.
9. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In August 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-23, “Health Care Entities” (Topic 954): Measuring Charity Care for Disclosure. Due to the lack of comparability existing as a result of the use of either revenue or cost as the basis for disclosure of charity care, this ASU standardizes cost as the basis for charity care disclosures and specifies the elements of cost to be used in charity care disclosures. ASU 2010-23 is effective for the Company’s fiscal year beginning October 1, 2011, and is not expected to significantly impact the Company’s financial statement disclosures.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Also in August 2010, the FASB issued ASU No. 2010-24, “Health Care Entities” (Topic 954): Presentation of Insurance Claims and Related Insurance Recoveries. This ASU eliminates the practice of netting claim liabilities with expected related insurance recoveries for balance sheet presentation. Claim liabilities are to be determined with no regard for recoveries and presented gross. Expected recoveries are presented separately. ASU 2010-24 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. ASU 2010-24 is effective for the Company’s fiscal year beginning October 1, 2011, and is not expected to significantly impact the Company’s financial position, results of operations or cash flows.
In October 2010, the FASB issued ASU No. 2010-26, “Financial Services —Insurance” (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. ASU 2010-26 provides guidance on accounting for deferred policy acquisition costs of internal replacements of insurance and investment contracts. The amendments in this ASU specify that certain costs incurred in the successful acquisition of new and renewal contracts should be capitalized. Those costs include incremental direct costs of contract acquisition that result directly from and are essential to the contract transaction(s) and would not have been incurred by the insurance entity had the contract transaction(s) not occurred. ASU 2010-26 is effective for the Company’s fiscal year beginning October 1, 2012, with early adoption permitted, and is not expected to significantly impact the Company’s financial position, results of operations or cash flows.
In December 2010, the FASB issued ASU No. 2010-28, “Intangibles—Goodwill and Other” (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. ASU 2010-28 requires Step 2 of the impairment test be performed in circumstances where the carrying amount of a reporting unit is zero or negative and there are qualitative factors that indicate it is more likely than not that a goodwill impairment exists. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. ASU 2010-28 is effective for the Company’s fiscal year beginning October 1, 2011, and is not expected to significantly impact the Company’s financial position, results of operations or cash flows.
In December 2010, the FASB issued ASU No. 2010-29, “Business Combinations” (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 clarifies that, if a reporting entity presents comparative financial statements, the pro forma revenue and earnings of the combined entity should be reported as though the business combinations that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The ASU is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. ASU No. 2010-29 is effective for the Company’s fiscal year beginning October 1, 2011, with early adoption permitted, and is an accounting principle which clarifies disclosure requirements, and is not expected to significantly impact the Company’s financial statement disclosures.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
10. SEGMENT AND GEOGRAPHIC INFORMATION
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

	For the Quarter Ended March 31, 2011
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue	$488,449	$—	$—	$488,449
Premium revenue	—	189,960	—	189,960
Revenue between segments	2,807	—	(2,807)	—

Net revenue	491,256	189,960	(2,807)	678,409

Salaries and benefits (excludes stock-based compensation)	190,325	5,173	—	195,498
Supplies	77,872	52	—	77,924
Medical claims	—	160,223	(2,807)	157,416
Other operating expenses	96,425	6,925	—	103,350
Provision for bad debts	54,801	—	—	54,801
Rentals and leases	10,891	398	—	11,289

Adjusted EBITDA (1)	60,942	17,189	—	78,131

Interest expense, net	16,510	—	—	16,510
Depreciation and amortization	23,697	887	—	24,584
Stock-based compensation	538	—	—	538
Management fees	1,250	—	—	1,250

Earnings from continuing operations before gain on disposal of assets and income taxes	18,947	16,302	—	35,249
Gain on disposal of assets, net	540	—	—	540

Earnings from continuing operations before income taxes	$19,487	$16,302	$—	$35,789

	For the Quarter Ended March 31, 2010
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue	$437,574	$—	$—	$437,574
Premium revenue	—	186,948	—	186,948
Revenue between segments	3,336	—	(3,336)	—

Net revenue	440,910	186,948	(3,336)	624,522

Salaries and benefits (excludes stock-based compensation)	167,096	4,947	—	172,043
Supplies	68,375	50	—	68,425
Medical claims	—	163,430	(3,336)	160,094
Other operating expenses	82,604	6,079	—	88,683
Provision for bad debts	45,536	—	—	45,536
Rentals and leases	9,780	365	—	10,145

Adjusted EBITDA (1)	67,519	12,077	—	79,596

Interest expense, net	16,622	—	—	16,622
Depreciation and amortization	23,137	888	—	24,025
Stock-based compensation	2,128	—	—	2,128
Management fees	1,250	—	—	1,250

Earnings from continuing operations before loss on disposal of assets and income taxes	24,382	11,189	—	35,571
Loss on disposal of assets, net	(161)	—	—	(161)

Earnings from continuing operations before income taxes	$24,221	$11,189	$—	$35,410

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the Six Months Ended March 31, 2011
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue	$959,588	$—	$—	$959,588
Premium revenue	—	392,152	—	392,152
Revenue between segments	5,467	—	(5,467)	—

Net revenue	965,055	392,152	(5,467)	1,351,740

Salaries and benefits (excludes stock-based compensation)	374,719	10,196	—	384,915
Supplies	154,264	96	—	154,360
Medical claims	—	334,217	(5,467)	328,750
Other operating expenses	187,255	13,221	—	200,476
Provision for bad debts	114,415	—	—	114,415
Rentals and leases	21,613	842	—	22,455

Adjusted EBITDA (1)	112,789	33,580	—	146,369

Interest expense, net	33,387	—	—	33,387
Depreciation and amortization	46,848	1,782	—	48,630
Stock-based compensation	1,034	—	—	1,034
Management fees	2,500	—	—	2,500

Earnings from continuing operations before gain on disposal of assets and income taxes	29,020	31,798	—	60,818
Gain on disposal of assets, net	885	—	—	885

Earnings from continuing operations before income taxes	$29,905	$31,798	$—	$61,703

Segment assets	$2,114,294	$342,970		$2,457,264

Capital expenditures	$42,187	$47		$42,234

Goodwill	$795,518	$5,757		$801,275

	For the Six Months Ended March 31, 2010
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue	$862,234	$—	$—	$862,234
Premium revenue	—	391,245	—	391,245
Revenue between segments	6,012	—	(6,012)	—

Net revenue	868,246	391,245	(6,012)	1,253,479

Salaries and benefits (excludes stock-based compensation)	332,865	9,539	—	342,404
Supplies	133,737	97	—	133,834
Medical claims	—	344,673	(6,012)	338,661
Other operating expenses	160,929	12,346	—	173,275
Provision for bad debts	93,485	—	—	93,485
Rentals and leases	19,684	736	—	20,420

Adjusted EBITDA (1)	127,546	23,854	—	151,400

Interest expense, net	33,354	—	—	33,354
Depreciation and amortization	46,125	1,777	—	47,902
Stock-based compensation	2,249	—	—	2,249
Management fees	2,500	—	—	2,500

Earnings from continuing operations before loss on disposal of assets and income taxes	43,318	22,077	—	65,395
Loss on disposal of assets, net	(57)	—	—	(57)

Earnings from continuing operations before income taxes	$43,261	$22,077	$—	$65,338

Segment assets	$1,991,583	$286,775		$2,278,358

Capital expenditures	$30,073	$114		$30,187

Goodwill	$712,163	$5,757		$717,920

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Adjusted EBITDA represents net earnings from continuing operations before interest expense, income tax expense, depreciation and amortization, stock-based compensation, gain (loss) on disposal of assets and management fees. Management fees represent monitoring and advisory fees paid to TPG, the Company’s majority financial sponsor, and certain other members of IASIS Investment LLC, majority shareholder of IAS. Management routinely calculates and communicates adjusted EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within the healthcare industry to evaluate hospital performance, allocate resources and measure leverage capacity and debt service ability. In addition, the Company uses adjusted EBITDA as a measure of performance for its business segments and for incentive compensation purposes. Adjusted EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net earnings, cash flows generated by operating, investing, or financing activities or other financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance or liquidity. Adjusted EBITDA, as presented, differs from what is defined under the Company’s senior secured credit facilities and may not be comparable to similarly titled measures of other companies.
11. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
The 8 3/4% notes described in Note 2 are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s existing domestic subsidiaries, other than non-guarantor subsidiaries which include Health Choice and the Company’s non-wholly owned subsidiaries.
Effective October 1, 2010, the operations and net assets of Wadley Regional Medical Center, acquired as part of the Brim acquisition, are included in the subsidiary non-guarantor information in the following summarized unaudited condensed consolidating financial statements.
Summarized condensed consolidating balance sheets at March 31, 2011 and September 30, 2010, condensed consolidating statements of operations for the quarters and six months ended March 31, 2011 and 2010, and condensed consolidating statements of cash flows for the six months ended March 31, 2011 and 2010, for the Company, segregating the parent company issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, are found below. Prior year amounts have been reclassified to conform to the current year presentation.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Balance Sheet (unaudited)
March 31, 2011
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$175,063	$3,553	$—	$178,616
Accounts receivable, net	—	101,203	149,944	—	251,147
Inventories	—	23,319	35,731	—	59,050
Deferred income taxes	29,289	—	—	—	29,289
Prepaid expenses and other current assets	—	26,524	34,307	—	60,831

Total current assets	29,289	326,109	223,535	—	578,933

Property and equipment, net	—	346,988	655,102	—	1,002,090
Intercompany	—	(299,762)	299,762	—	—
Net investment in and advances to subsidiaries	1,862,317	—	—	(1,862,317)	—
Goodwill	7,701	64,258	729,316	—	801,275
Other intangible assets, net	—	8,567	25,500	—	34,067
Deposit for acquisition	—	7,000	—	—	7,000
Other assets, net	10,383	15,346	8,170	—	33,899

Total assets	$1,909,690	$468,506	$1,941,385	$(1,862,317)	$2,457,264

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$31,814	$57,769	$—	$89,583
Salaries and benefits payable	—	22,237	20,944	—	43,181
Accrued interest payable	12,477	(3,234)	3,234	—	12,477
Medical claims payable	—	—	106,950	—	106,950
Other accrued expenses and other current liabilities	—	50,173	74,335	—	124,508
Current portion of long-term debt and capital lease obligations	5,890	1,785	21,400	(21,400)	7,675

Total current liabilities	18,367	102,775	284,632	(21,400)	384,374

Long-term debt and capital lease obligations	1,036,425	11,427	547,519	(547,519)	1,047,852
Deferred income taxes	109,623	—	—	—	109,623
Other long-term liabilities	—	70,415	628	—	71,043

Total liabilities	1,164,415	184,617	832,779	(568,919)	1,612,892

Non-controlling interests with redemption rights	—	89,265	—	—	89,265

Equity:
Member’s equity	745,275	184,792	1,108,606	(1,293,398)	745,275
Non-controlling interests	—	9,832	—	—	9,832

Total equity	745,275	194,624	1,108,606	(1,293,398)	755,107

Total liabilities and equity	$1,909,690	$468,506	$1,941,385	$(1,862,317)	$2,457,264

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

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations (unaudited)
For the Quarter Ended March 31, 2011
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue:
Acute care revenue	$—	$188,517	$302,739	$(2,807)	$488,449
Premium revenue	—	—	189,960	—	189,960

Total net revenue	—	188,517	492,699	(2,807)	678,409

Costs and expenses:
Salaries and benefits	—	95,505	100,531	—	196,036
Supplies	—	31,533	46,391	—	77,924
Medical claims	—	—	160,223	(2,807)	157,416
Other operating expenses	—	33,771	69,579	—	103,350
Provision for bad debts	—	22,149	32,652	—	54,801
Rentals and leases	—	4,735	6,554	—	11,289
Interest expense, net	16,510	—	10,545	(10,545)	16,510
Depreciation and amortization	—	9,951	14,633	—	24,584
Management fees	1,250	(6,406)	6,406	—	1,250
Equity in earnings of affiliates	(36,030)	—	—	36,030	—

Total costs and expenses	(18,270)	191,238	447,514	22,678	643,160

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	18,270	(2,721)	45,185	(25,485)	35,249
Gain on disposal of assets, net	—	128	412	—	540

Earnings (loss) from continuing operations before income taxes	18,270	(2,593)	45,597	(25,485)	35,789
Income tax expense	13,500	—	—	—	13,500

Net earnings (loss) from continuing operations	4,770	(2,593)	45,597	(25,485)	22,289
Earnings (loss) from discontinued operations, net of income taxes	1,711	(4,558)	1	—	(2,846)

Net earnings (loss)	6,481	(7,151)	45,598	(25,485)	19,443
Net earnings attributable to non-controlling interests	—	(2,417)	—	—	(2,417)

Net earnings (loss) attributable to IASIS Healthcare LLC	$6,481	$(9,568)	$45,598	$(25,485)	$17,026

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

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations (unaudited)
For the Six Months Ended March 31, 2011
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue:
Acute care revenue	$—	$372,803	$592,252	$(5,467)	$959,588
Premium revenue	—	—	392,152	—	392,152

Total net revenue	—	372,803	984,404	(5,467)	1,351,740

Costs and expenses:
Salaries and benefits	—	188,848	197,101	—	385,949
Supplies	—	62,300	92,060	—	154,360
Medical claims	—	—	334,217	(5,467)	328,750
Other operating expenses	—	66,499	133,977	—	200,476
Provision for bad debts	—	47,642	66,773	—	114,415
Rentals and leases	—	9,325	13,130	—	22,455
Interest expense, net	33,387	—	20,935	(20,935)	33,387
Depreciation and amortization	—	19,947	28,683	—	48,630
Management fees	2,500	(12,587)	12,587	—	2,500
Equity in earnings of affiliates	(62,819)	—	—	62,819	—

Total costs and expenses	(26,932)	381,974	899,463	36,417	1,290,922

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	26,932	(9,171)	84,941	(41,884)	60,818
Gain on disposal of assets, net	—	492	393	—	885

Earnings (loss) from continuing operations before income taxes	26,932	(8,679)	85,334	(41,884)	61,703
Income tax expense	22,689	—	—	—	22,689

Net earnings (loss) from continuing operations	4,243	(8,679)	85,334	(41,884)	39,014
Earnings (loss) from discontinued operations, net of income taxes	3,594	(9,589)	(59)	—	(6,054)

Net earnings (loss)	7,837	(18,268)	85,275	(41,884)	32,960
Net earnings attributable to non-controlling interests	—	(4,188)	—	—	(4,188)

Net earnings (loss) attributable to IASIS Healthcare LLC	$7,837	$(22,456)	$85,275	$(41,884)	$28,772

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

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Cash Flows (unaudited)
For the Six Months Ended March 31, 2011
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Cash flows from operating activities
Net earnings (loss)	$7,837	$(18,268)	$85,275	$(41,884)	$32,960
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	19,947	28,683	—	48,630
Amortization of loan costs	1,636	—	—	—	1,636
Stock-based compensation	1,034	—	—	—	1,034
Deferred income taxes	2,278	—	—	—	2,278
Income tax benefit from parent company interest	4,440	—	—	—	4,440
Gain on disposal of assets, net	—	(492)	(393)	—	(885)
Loss (earnings) from discontinued operations, net	(3,594)	9,589	59	—	6,054
Equity in earnings of affiliates	(62,819)	—	—	62,819	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	—	(14,608)	(8,853)	—	(23,461)
Inventories, prepaid expenses and other current assets	—	(7,168)	11,629	—	4,461
Accounts payable, other accrued expenses and other accrued liabilities	(3,653)	36,641	(12,426)	—	20,562

Net cash provided by (used in) operating activities — continuing operations	(52,841)	25,641	103,974	20,935	97,709
Net cash used in operating activities — discontinued operations	—	(231)	—	—	(231)

Net cash provided by (used in) operating activities	(52,841)	25,410	103,974	20,935	97,478

Cash flows from investing activities
Purchases of property and equipment, net	—	(18,200)	(24,034)	—	(42,234)
Payments for acquisitions	—	(11,432)	(1,372)	—	(12,804)
Proceeds from sale of assets	—	12	138	—	150
Change in other assets, net	—	(5,910)	7,549	—	1,639

Net cash used in investing activities	—	(35,530)	(17,719)	—	(53,249)

Cash flows from financing activities
Payment of debt and capital lease obligations	(2,945)	—	(865)	—	(3,810)
Distributions to non-controlling interests	—	(5,689)	—	—	(5,689)
Costs paid for repurchase of non-controlling interests	—	(625)	—	—	(625)
Change in intercompany balances with affiliates, net	55,786	47,898	(82,749)	(20,935)	—

Net cash provided by (used in) financing activities	52,841	41,584	(83,614)	(20,935)	(10,124)

Change in cash and cash equivalents	—	31,464	2,641	—	34,105
Cash and cash equivalents at beginning of period	—	143,599	912	—	144,511

Cash and cash equivalents at end of period	$—	$175,063	$3,553	$—	$178,616

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Cash Flows (unaudited)
For the Six Months Ended March 31, 2010
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Cash flows from operating activities
Net earnings (loss)	$17,058	$(2,742)	$83,589	$(56,407)	$41,498
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	19,858	28,044	—	47,902
Amortization of loan costs	1,564	—	—	—	1,564
Stock-based compensation	2,249	—	—	—	2,249
Deferred income taxes	19,589	—	—	—	19,589
Income tax benefit from stock-based compensation	(1,770)	—	—	—	(1,770)
Income tax benefit from parent company interest	3,275	—	—	—	3,275
Loss (gain) on disposal of assets, net	—	(59)	116	—	57
Loss (earnings) from discontinued operations, net	13	(37)	3	—	(21)
Equity in earnings of affiliates	(76,786)	—	—	76,786	—
Changes in operating assets and liabilities, net of the effect of dispositions:
Accounts receivable, net	—	(1,735)	3,313	—	1,578
Inventories, prepaid expenses and other current assets	—	(7,050)	885	—	(6,165)
Accounts payable, other accrued expenses and other accrued liabilities	1,762	(4,873)	10,121	—	7,010

Net cash provided by (used in) operating activities — continuing operations	(33,046)	3,362	126,071	20,379	116,766
Net cash used in operating activities — discontinued operations	(13)	(186)	—	—	(199)

Net cash provided by (used in) operating activities	(33,059)	3,176	126,071	20,379	116,567

Cash flows from investing activities
Purchases of property and equipment, net	—	(17,975)	(12,212)	—	(30,187)
Proceeds from sale of assets	—	8	28	—	36
Change in other assets, net	—	1,588	(575)	—	1,013

Net cash used in investing activities	—	(16,379)	(12,759)	—	(29,138)

Cash flows from financing activities
Payment of debt and capital lease obligations	(4,607)	48	(579)	—	(5,138)
Distribution to parent company in connection with the repurchase of equity, net	(124,962)	—	—	—	(124,962)
Distributions to non-controlling interests	—	(5,277)	—	—	(5,277)
Costs paid for repurchase of non-controlling interests	—	(69)	—	—	(69)
Change in intercompany balances with affiliates, net	162,628	(29,516)	(112,733)	(20,379)	—

Net cash provided by (used in) financing activities	33,059	(34,814)	(113,312)	(20,379)	(135,446)

Change in cash and cash equivalents	—	(48,017)	—	—	(48,017)
Cash and cash equivalents at beginning of period	—	206,331	197	—	206,528

Cash and cash equivalents at end of period	$—	$158,314	$197	$—	$158,511

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
12. SUBSEQUENT EVENTS
Acquisition of St. Joseph Medical Center
On May 2, 2011, the Company acquired a 79.1% equity ownership interest in St. Joseph Medical Center (“St. Joseph”) located in downtown Houston, Texas, in exchange for cash consideration of $156.8 million, subject to customary closing adjustments. In accordance with the purchase agreement, independent investors, most of whom are physicians on the medical staff of St. Joseph, will retain an aggregate 20.9% ownership interest in the hospital. St. Joseph is a 792-licensed bed acute care hospital facility that generates approximately $245.0 million in annual net revenue.
Refinancing Transaction
Overview
On May 3, 2011, the Company completed a transaction to refinance its existing debt (the “Refinancing”). The Refinancing included $1.325 billion in new senior secured credit facilities and the issuance by the Company, together with its wholly owned subsidiary IASIS Capital, of $850.0 million aggregate principal amount of 8.375% senior notes due 2019. Proceeds from the Refinancing were used to refinance amounts outstanding under the Company’s existing credit facilities; fund a cash tender offer to repurchase any and all of the Company’s $475.0 million aggregate principal amount of 8 3/4% senior subordinated notes due 2014; repay in full the Holdings Senior PIK Loans; pay fees and expenses associated with the Refinancing; and raise capital for general corporate purposes.
On May 3, 2011, as part of the Refinancing, the Company distributed $630.9 million to IAS, $400.9 million to fund the repayment of the Holdings Senior PIK Loans, which included interest that had accrued to the principal balance of the loans totaling $100.9 million, and $230.0 million to be held for future acquisitions and strategic growth initiatives, as well as potential distributions to the equity holders of IAS.
$1.325 Billion Senior Secured Credit Facilities
In connection with the Refinancing, the Company entered into a new senior credit agreement (the “Restated Credit Agreement”). The Restated Credit Agreement provides for senior secured financing of up to $1.325 billion consisting of (1) a $1.025 billion senior secured term loan facility with a seven-year maturity and (2) a $300.0 million senior secured revolving credit facility with a five-year maturity, of which up to $150.0 million may be utilized for the issuance of letters of credit (together, the “New Senior Secured Credit Facilities”). Principal under the senior secured term loan facility is due in consecutive equal quarterly installments in an aggregate annual amount equal to 1% of the principal amount outstanding on the closing date, with the remaining balance due upon maturity of the senior secured term loan facility. The senior secured revolving credit facility does not require installment payments.
Borrowings under the senior secured term loan facility bear interest at a rate per annum equal to, at the Company’s option, either (1) a base rate (the “base rate”) determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of Bank of America, N.A. and (c) a one-month LIBOR rate, subject to a floor of 1.25%, plus 1.00%, in each case, plus a margin of 2.75% per annum or (2) the LIBOR rate for the interest period relevant to such borrowing, subject to a floor of 1.25%, plus a margin of 3.75% per annum. Borrowings under the senior secured revolving credit facility generally bear interest at a rate per annum equal to, at the Company’s option, either (1) the base rate plus a margin of 2.50% per annum, or (2) the LIBOR rate for the interest period relevant to such borrowing plus a margin of 3.50% per annum. In addition to paying interest on outstanding principal under the New Senior Secured Credit Facilities, the Company will be required to pay a commitment fee in respect of the unutilized commitments under the senior secured revolving credit facility, as well as pay customary letter of credit fees and agency fees.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The New Senior Secured Credit Facilities are unconditionally guaranteed by IAS and certain subsidiaries of the Company (collectively, the “Credit Facility Guarantors”) and are required to be guaranteed by all future material wholly-owned subsidiaries of the Company, subject to certain exceptions. All obligations under the Restated Credit Agreement are secured, subject to certain exceptions, by substantially all of the Company’s assets and the assets of the Credit Facility Guarantors, including (1) a pledge of 100% of the equity interests of the Company and the Credit Facility Guarantors, (2) mortgage liens on all of the Company’s material real property and that of the Credit Facility Guarantors, and (3) all proceeds of the foregoing.
The Restated Credit Agreement requires the Company to mandatorily prepay borrowings under the senior secured term loan facility with net cash proceeds of certain asset dispositions, following certain casualty events, following certain borrowings or debt issuances, and from a percentage of annual excess cash flow.
The Restated Credit Agreement contains a number of affirmative covenants, including, among other things: (1) the delivery of financial statements and other reports; (2) compliance with laws; (3) payment of the Company’s and its restricted subsidiaries’ obligations, including taxes and indebtedness; and (4) maintenance of the Company’s and its restricted subsidiaries’ material properties.
The Restated Credit Agreement also contains a number of negative covenants, including, among other things: (1) limitations on the incurrence of debt and liens; (2) limitations on investments other than, among other exceptions, certain acquisitions that meet certain conditions; (3) limitations on the sale of assets outside of the ordinary course of business; (5) limitations on dividends and distributions; and (6) limitations on transactions with affiliates, in each case, subject to certain exceptions. The Restated Credit Agreement also contains certain customary events of default, including, without limitation, a failure to make payments under the New Senior Secured Credit Facilities, cross-defaults, certain bankruptcy events and certain change of control events.
8.375% Senior Notes due 2019
In connection with the Refinancing, the Company and IASIS Capital (together, the “Issuers”) issued $850.0 million aggregate principal amount of 8.375% senior notes due 2019 (the “Notes”), which mature on May 15, 2019, pursuant to an indenture, dated as of May 3, 2011, among the Issuers and certain of the Issuers’ wholly owned domestic subsidiaries that guarantee the New Senior Secured Credit Facilities (the “Notes Guarantors”) (the “Indenture”). The Indenture provides that the Notes are general unsecured, senior obligations of the Issuers, and initially will be unconditionally guaranteed on a senior unsecured basis.
The Notes bear interest at a rate of 8.375% per annum and will accrue from May 3, 2011. Interest on the notes is payable semi-annually, in cash in arrears, on May 15 and November 15 of each year, commencing on November 15, 2011.
The Company may redeem the Notes, in whole or in part, at any time prior to May 15, 2014, at a price equal to 100% of the aggregate principal amount of the Notes plus a “make-whole” premium and accrued and unpaid interest and special interest, if any, to but excluding the redemption date. In addition, the Company may redeem up to 35% of the Notes before May 15, 2014, with the net cash proceeds from certain equity offerings at a redemption price equal to 108.375% of the aggregate principal amount of the Notes plus accrued and unpaid interest and special interest, if any, to but excluding the redemption date, subject to compliance with certain conditions.
The Indenture contains covenants that limit the Company’s (and its restricted subsidiaries’) ability to, among other things: (1) incur additional indebtedness or liens or issue disqualified stock or preferred stock; (2) pay dividends or make other distributions on, redeem or repurchase the Company’s capital stock; (3) sell certain assets; (4) make certain loans and investments; (5) enter into certain transactions with affiliates; (5) impose restrictions on the ability of a subsidiary to pay dividends or make payments or distributions to the Company and its restricted subsidiaries; and (6) consolidate, merge or sell all or substantially all of the Company’s assets. These covenants are subject to a number of important limitations and exceptions.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Indenture also provides for events of default, which, if any of them occurs, may permit or, in certain circumstances, require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding Notes to be due and payable immediately. If the Company experiences certain kinds of changes of control, it must offer to purchase the Notes at 101% of their principal amount, plus accrued and unpaid interest and special interest, if any, to but excluding the repurchase date. Under certain circumstances, the Company will have the ability to make certain payments to facilitate a change of control transaction and to provide for the assumption of the Notes by a new parent company resulting from such change of control transaction. If such change of control transaction is facilitated, the Issuers will be released from all obligations under the Indenture and the Issuers and the trustee will execute a supplemental indenture effectuating such assumption and release.
Registration Rights Agreement
In connection with the issuance of the Notes, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) that provides holders of the Notes certain rights relating to registration of the Notes under the Securities Act of 1933, as amended (the “Securities Act”).
Pursuant to the Registration Rights Agreement, the Company will file a registration statement on or prior to 180 days after the issuance of the Notes, enabling noteholders to exchange the privately placed notes for publicly registered notes with substantially identical terms; use commercially reasonable efforts to cause the registration statement to become effective on or prior to 270 days after the closing of the offering; and use commercially reasonable efforts to consummate the exchange offer within 30 business days after the effective date of the registration statement, or longer if required by the federal securities laws.
If the Company fails to comply with any of the requirements described above or if the shelf registration statement or the exchange offer registration statement is declared effective but thereafter ceases to be effective or usable (in either case, a “Registration Default”), the annual interest rate borne by the Notes will be increased by 0.25% per annum during the 90-day period immediately following such Registration Default and will increase by 0.25% per annum at the end of each subsequent 90-day period, but in no event shall such increase exceed 1.00% per annum.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements, the notes to our unaudited condensed consolidated financial statements and the other financial information appearing elsewhere in this report. Data for the quarters and six months ended March 31, 2011 and 2010, has been derived from our unaudited condensed consolidated financial statements. References herein to “we,” “our” and “us” are to IASIS Healthcare LLC and its subsidiaries. References herein to “IAS” are to IASIS Healthcare Corporation, our parent company.
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

EXECUTIVE OVERVIEW
We are a leading owner and operator of medium-sized acute care hospitals in high-growth urban and suburban markets. We operate our hospitals with a strong community focus by offering and developing healthcare services targeted to the needs of the markets we serve, promoting strong relationships with physicians and working with local managed care plans. At March 31, 2011, we owned or leased 17 acute care hospital facilities and one behavioral health hospital facility, with a total of 3,570 licensed beds, located in seven regions:
•	Salt Lake City, Utah;
•	Phoenix, Arizona;
•	Tampa-St. Petersburg, Florida;
•	four cities in Texas, including San Antonio;
•	Las Vegas, Nevada;
•	West Monroe, Louisiana; and
•	Woodland Park, Colorado.
We also own and operate Health Choice, a Medicaid and Medicare managed health plan in Phoenix, Arizona, that serves over 195,000 members.
Effective October 1, 2010, we acquired Brim Holdings, Inc. (“Brim”) in a cash-for-stock transaction value at $95.0 million, subject to changes in net working capital. Brim operates Wadley Regional Medical Center, a 370-licensed bed acute care hospital facility in Texarkana, Texas, of which Brim owns a 72.7% equity interest, and Pikes Peak Regional Hospital, a 15-licensed bed critical access acute care hospital facility in Woodland Park, Colorado. Brim generates approximately $120.0 million in annual net revenue.
On May 2, 2011, we acquired a 79.1% equity ownership interest in St. Joseph Medical Center (“St. Joseph”) in downtown Houston, Texas, in exchange for cash consideration of $156.8 million, subject to customary closing adjustments. In accordance with the purchase agreement, independent investors, most of whom are physicians on the medical staff of St. Joseph, will retain an aggregate 20.9% ownership interest in the hospital. St. Joseph is a 792-licensed bed acute care hospital facility that generates approximately $245.0 million in annual net revenue.
On May 3, 2011, we completed a transaction to refinance our existing debt (the “Refinancing”). The Refinancing included $1.325 billion in new senior secured credit facilities and the issuance by us, together with our wholly owned subsidiary IASIS Capital Corporation (“IASIS Capital’), of $850.0 million aggregate principal amount of 8.375% senior notes due 2019.
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

Payor Mix Shift
Like others in the hospital industry, in recent quarters we have experienced a shift in our patient volumes and revenue from commercial and managed care payors to Medicaid and managed Medicaid. This has resulted in pressures on pricing and operating margins created from expending the same amount of resources to provide patient care, but for less reimbursement. This shift is reflective of continued high unemployment and the resulting increases in states’ Medicaid rolls. The decline in managed care volume and revenue mix is not only indicative of the depressed labor market, but also utilization behavior of the insured population resulting from higher deductible and co-insurance plans implemented by employers, which, in turn, has resulted in the deferral of elective and non-emergent procedures. Given the high rate of unemployment and its impact on the economy, particularly in the markets we serve, we expect the elevated levels in our Medicaid and managed Medicaid payor mixes to continue until the U.S. economy experiences an economic recovery that includes job growth and declining unemployment.
State Medicaid Budgets
The states in which we operate have experienced budget constraints as a result of increased costs and lower than expected tax collections. Many states have experienced or projected shortfalls in their budgets, and economic conditions may increase these budget pressures. Health and human services programs, including Medicaid and similar programs, represent a significant portion of state budgets. The states in which we operate continue to respond to these budget concerns by decreasing funding for Medicaid and other healthcare programs or making structural changes that have resulted in a reduction in Medicaid and other hospital reimbursement. Additional Medicaid spending cuts or other program changes may be implemented in the future in the states in which we operate.
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
We also face risk from competition for outpatient business. We expect to mitigate this risk through continued focus on our physician employment strategy, the development of new access points of care, our commitment to capital investment in our hospitals, including updated technology and equipment, and our commitment to our quality of care initiatives that some competitors, including individual physicians or physician groups, may not be equipped to implement.
Uncompensated Care
Like others in the hospital industry, we continue to experience high levels of uncompensated care, including charity care and bad debts. These elevated levels are driven by the number of uninsured and under-insured patients seeking care at our hospitals, the increased acuity levels at which these patients are presenting for treatment, primarily resulting economic pressures and their related decisions to previously defer care, increasing healthcare costs and other factors beyond our control, such as increases in the amount of co-payments and deductibles as employers continue to pass more of these costs on to their employees. In addition, as a result of high unemployment and its continued impact on the economy, we believe that our hospitals may continue to experience high levels of or possibly growth in bad debts and charity care. During the quarter and six months ended March 31, 2011, our uncompensated care as a percentage of acute care revenue, which includes the impact of charity care, was 13.6% and 14.3%, respectively, compared to 12.2% and 12.5% in the same prior year periods.
We continue to monitor our self-pay admissions on a daily basis and continue to focus on the efficiency of our emergency rooms, point-of-service cash collections, Medicaid eligibility automation and process-flow improvements. While we continue to be successful at qualifying many uninsured patients for Medicaid or other third-party coverage, which has helped to alleviate some of the pressure created from the growth in our uncompensated care, we have recently experienced a delay associated with the administrative functions of the Medicaid qualification process at the state levels. These delays are not indicative of eligibility issues, but rather staffing cut-backs as states continue working to address their budgetary issues.
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

The percentages of insured and uninsured gross hospital receivables (prior to allowances for contractual adjustments and doubtful accounts) are summarized as follows:

	March 31,	September 30,
	2011	2010
Insured receivables	63.8%	61.8%
Uninsured receivables	36.2%	38.2%

Total	100.0%	100.0%

The percentages in the table above are calculated using gross receivable balances. Uninsured receivables and insured receivables are net of discounts and contractual adjustments recorded at the time of billing. Included in insured receivables are accounts that are pending approval from Medicaid. These receivables were 3.0% of gross hospital receivables at both March 31, 2011 and September 30, 2010.
The percentages of gross hospital receivables in summarized aging categories are as follows:

	March 31,	September 30,
	2011	2010
0 to 90 days	71.6%	71.9%
91 to 180 days	15.9%	17.8%
Over 180 days	12.5%	10.3%

Total	100.0%	100.0%

Revenue and Volume Trends
Net revenue for the quarter ended March 31, 2011, increased 8.6% to $678.4 million, compared to $624.5 million in the prior year quarter. Net revenue for the six months ended March 31, 2011, increased 7.8% to $1.35 billion, compared to $1.25 billion in the prior year period. Net revenue is comprised of acute care and premium revenue. Acute care revenue, which includes the impact of the Brim Holdings, Inc. (“Brim”) acquisition on October 1, 2010, contributed $50.9 million and $97.4 million to the increase in total net revenue for the quarter and six months ended March 31, 2011, respectively, while premium revenue at Health Choice contributed $3.0 million and $907,000 for the same periods, respectively.
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
Certain of our acute care hospitals receive supplemental Medicaid reimbursement, including reimbursement from programs for participating private hospitals that enter into indigent care affiliation agreements with public hospitals or county governments in the state of Texas. Under the CMS approved programs, affiliated hospitals, including our Texas hospitals, have expanded the community healthcare safety net by providing indigent healthcare services. Participation in indigent care affiliation agreements by our Texas hospitals has resulted in an increase in acute care revenue by virtue of the hospitals’ entitlement to supplemental Medicaid inpatient reimbursement. Revenue recognized under these Texas private supplemental Medicaid reimbursement programs for the quarter and six months ended March 31, 2011, was $19.7 million and $36.7 million, respectively, compared to $21.8 million and $37.7 million in the same prior year periods.

Admissions increased 7.0% and 5.4% for the quarter and six months ended March 31, 2011, respectively, compared to the same prior year periods. Adjusted admissions increased 10.8% and 9.3% for the quarter and six months ended March 31, 2011, respectively, compared to the same prior year periods. On a same-facility basis, admissions declined 0.9% and 2.6% for the quarter and six months ended March 31, 2011, respectively, compared to the same prior year periods, while adjusted admissions increased 2.0% and 0.3% for the quarter and six months ended March 31, 2011, respectively, compared to the same prior year periods.
On a same-facility basis, our quarter and year-to-date inpatient volume has been negatively impacted, in part, by an overall industry-wide decline in obstetric related services, the impact of high unemployment and patient decisions to defer or cancel elective procedures, general primary care and other non-emergent healthcare procedures until their conditions become more acute, all resulting from the impact of the current economic environment. The deferral of non-emergent procedures has also been facilitated by an increase in the number of high deductible employer sponsored health plans, which ultimately shifts more of the medical cost responsibility onto the patient.
We believe the recent growth in our outpatient volume is attributable, in part, to the continued investment in our physician alignment strategy, the development of increased access points of care, including physician clinics, urgent care centers, outpatient imaging centers and ambulatory surgery centers, and our increased marketing efforts to promote our commitment to quality and patient satisfaction.
We believe our volumes over the long-term will grow as a result of our business strategies, including the strategic deployment of capital, the expansion of our physician base and the general aging of the population.
The sources of our net patient revenue by payor are summarized as follows:

	Quarter		Six Months
	Ended March 31,		Ended March 31,
	2011	2010	2011	2010
Medicare	24.7%	24.9%	24.4%	23.7%
Managed Medicare	8.0%	8.8%	8.2%	8.2%
Medicaid and managed Medicaid	14.3%	15.0%	14.3%	15.7%
Managed care	39.3%	39.4%	39.9%	40.5%
Self-pay	13.7%	11.9%	13.2%	11.9%

Total	100.0%	100.0%	100.0%	100.0%

Consistent with industry trends, we have experienced a shift in our patient volumes and revenue out of commercial and managed care payors. While we have seen some recent moderation, this shift has resulted in higher than normal Medicaid and managed Medicaid utilization. Given the high rate of unemployment and its impact on the economy, particularly in the markets we serve, we expect the elevated levels in our Medicaid and managed Medicaid payor mixes to continue until the U.S. economy experiences an economic recovery that includes job growth and declining unemployment. Additionally, we continue to experience growth in our self-pay revenue, resulting in large part, from increased acuity levels associated with previous patient decisions to defer non-emergent healthcare needs.
Net patient revenue per adjusted admission increased 0.5% and 1.7%, respectively, for the quarter and six months ended March 31, 2011, compared to the same prior year periods. On a same-facility basis, net patient revenue per adjusted admission increased 1.8% and 3.2%, respectively, for the quarter and six months ended March 31, 2011, compared to the same prior year periods. While our net patient revenue per adjusted admission continues to increase, we have experienced moderating rates of pricing growth resulting from the impact of high unemployment and other industry pressures, including elevated levels of Medicaid and managed Medicaid, which typically result in lower reimbursement on a per adjusted admission basis, the impact of state budgetary issues on Medicaid funding, which has resulted in rate freezes and, in some cases, rate cuts to providers, which has caused a decline in pricing related to Medicaid and managed Medicaid volumes, and the growth of our outpatient business, which is the result of continued focus on our physician alignment strategies and the development of various access points of care. As states continue working through their budgetary issues, any additional cuts to Medicaid funding would negatively impact our future pricing and earnings.

See “Item 1 — Business — Sources of Acute Care Revenue” and “Item 1 — Business — Government Regulation and Other Factors” included in our Annual Report on Form 10-K filed with the SEC on December 21, 2010, for a description of the types of payments we receive for services provided to patients enrolled in the traditional Medicare plan, managed Medicare plans, Medicaid plans, managed Medicaid plans and managed care plans. In those sections, we also discussed the unique reimbursement features of the traditional Medicare plan, including the annual Medicare regulatory updates published by CMS that impact reimbursement rates for services provided under the plan. The future potential impact to reimbursement for certain of these payors under the Health Reform Law was also addressed in such Annual Report on Form 10-K.
Premium Revenue
Premium revenue generated under the AHCCCS and CMS contracts with Health Choice represented 28.0% and 29.0%, respectively, of our consolidated net revenue for the quarter and six months ended March 31, 2011, compared to 29.9% and 31.2% in the same prior year periods. Most of the premium revenue at Health Choice is derived through a contract with AHCCCS to provide specified health services to qualified Medicaid enrollees through contracted providers. AHCCCS is the state agency that administers Arizona’s Medicaid program. The contract requires Health Choice to arrange for healthcare services for enrolled Medicaid patients in exchange for fixed monthly premiums, based upon negotiated per capita member rates, and supplemental payments from AHCCCS. Health Choice also contracts with CMS to provide coverage as a Medicare Advantage Prescription Drug (“MAPD”) Special Needs Plan (“SNP”). This contract allows Health Choice to offer Medicare and Part D drug benefit coverage to new and existing dual-eligible members (i.e., those that are eligible for Medicare and Medicaid). Effective for this 2011 plan year, SNPs are required to meet additional CMS requirements, including requirements relating to model of care, cost-sharing, disclosure of information and reporting of quality measures.
The Health Reform Law reduces, over a three-year period, premium payments to managed Medicare plans such that CMS’ managed care per capita premium payments are, on average, equal to traditional Medicare. The Health Reform Law implements fee adjustments based on service benchmarks and quality ratings. The Congressional Budget Office estimated that, as a result of these changes, payments to plans will be reduced by $138.0 billion between 2010 and 2019, while CMS estimated the reduction to be $145.0 billion.
Premiums received from AHCCCS and CMS to provide services to our members may be affected by the significant budgetary concerns that the state of Arizona is facing. As Arizona continues working to eliminate its budget deficit, its current budget for fiscal 2011 includes reimbursement cuts, including elimination of Medicaid coverage for some services and a cut of up to 5% for all Medicaid providers beginning in April 2011. In an effort to relieve some of the budget pressures, on May 18, 2010, voters passed a sales tax referendum that would temporarily raise money at the state level to help fund these budgetary shortfalls. The Governor has signed the state’s fiscal 2012 budget legislation, which includes another 5% cut to provider reimbursement effective October 1, 2011, and a reduction of approximately 160,000 eligible Medicaid beneficiaries, specifically childless adults, which represents approximately 11.5% of the total Medicaid population in the state. This reduction in eligible enrollees is projected to be accomplished over a twelve month period through enrollment caps, attrition and more stringent eligibility requirements. While these structural changes to the Medicaid program have been included in Arizona’s approved fiscal 2012 budget, these changes require CMS approval under the confines of the Health Reform Law. Arizona has requested from CMS a new Medicaid waiver that eliminates Medicaid coverage for these specific childless adults. Elimination of these members from Medicaid eligibility could materially impact our premium revenue and earnings. Depending upon member mix, we generally believe Health Choice could continue to experience a decline in rates received on a per member per month basis, which may negatively impact our premium revenue over the near-term.
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

SELECTED OPERATING DATA
The following table sets forth certain unaudited operating data for each of the periods presented.

	Quarter		Six Months
	Ended March 31,		Ended March 31,
	2011	2010	2011	2010

Acute Care:
Number of acute care hospital facilities at end of period	17	15	17	15
Licensed beds at end of period (1)	3,570	2,884	3,570	2,884
Average length of stay (days) (2)	5.0	4.9	4.9	4.8
Occupancy rates (average beds in service)	51.3%	49.0%	48.2%	48.0%
Admissions (3)	28,311	26,458	54,513	51,711
Adjusted admissions (4)	47,583	42,932	92,895	84,999
Patient days (5)	141,670	128,336	269,477	248,887
Adjusted patient days (4)	229,147	201,615	440,843	394,838
Net patient revenue per adjusted admission	$10,183	$10,130	$10,252	$10,079

Same-Facility Acute Care (6):
Number of acute care hospital facilities at end of period	15	15	15	15
Licensed beds at end of period (1)	3,185	2,884	3,185	2,884
Average length of stay (days) (2)	5.1	4.9	5.0	4.8
Occupancy rates (average beds in service)	51.1%	49.0%	48.0%	48.0%
Admissions (3)	26,211	26,458	50,348	51,711
Adjusted admissions (4)	43,779	42,932	85,215	84,999
Patient days (5)	132,412	128,336	251,696	248,887
Adjusted patient days (4)	212,409	201,615	408,454	394,838
Net patient revenue per adjusted admission	$10,307	$10,130	$10,399	$10,079

Health Choice:
Medicaid covered lives	190,915	195,392	190,915	195,392
Dual-eligible lives (7)	4,331	4,186	4,331	4,186
Medical loss ratio (8)	84.3%	87.4%	85.2%	88.1%

(1)	Includes St. Luke’s Behavioral Hospital.

(2)	Represents the average number of days that a patient stayed in our hospitals.

(3)	Represents the total number of patients admitted to our hospitals for stays in excess of 23 hours. Management and investors use this number as a general measure of inpatient volume.

(4)	Adjusted admissions and adjusted patient days are general measures of combined inpatient and outpatient volume. We compute adjusted admissions/patient days by multiplying admissions/patient days by gross patient revenue and then dividing that number by gross inpatient revenue.

(5)	Represents the number of days our beds were occupied by inpatients over the period.

(6)	Excludes the impact of the Brim acquisition, which was effective October 1, 2010.

(7)	Represents members eligible for Medicare and Medicaid benefits under Health Choice’s contract with CMS to provide coverage as a MAPD SNP.

(8)	Represents medical claims expense as a percentage of premium revenue, including claims paid to our hospitals.

RESULTS OF OPERATIONS SUMMARY
Consolidated
The following table sets forth, for the periods presented, our results of consolidated operations expressed in dollar terms and as a percentage of net revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended		Quarter Ended		Six Months Ended		Six Months Ended
	March 31, 2011		March 31, 2010		March 31, 2011		March 31, 2010
($ in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage

Net revenue:
Acute care revenue	$488,449	72.0%	$437,574	70.1%	$959,588	71.0%	$862,234	68.8%
Premium revenue	189,960	28.0%	186,948	29.9%	392,152	29.0%	391,245	31.2%

Total net revenue	678,409	100.0%	624,522	100.0%	1,351,740	100.0%	1,253,479	100.0%

Costs and expenses:
Salaries and benefits	196,036	28.9%	174,171	27.9%	385,949	28.6%	344,653	27.5%
Supplies	77,924	11.5%	68,425	11.0%	154,360	11.4%	133,834	10.7%
Medical claims	157,416	23.2%	160,094	25.6%	328,750	24.3%	338,661	27.0%
Other operating expenses	103,350	15.2%	88,683	14.2%	200,476	14.8%	173,275	13.8%
Provision for bad debts	54,801	8.1%	45,536	7.3%	114,415	8.5%	93,485	7.5%
Rentals and leases	11,289	1.7%	10,145	1.6%	22,455	1.7%	20,420	1.6%
Interest expense, net	16,510	2.4%	16,622	2.7%	33,387	2.4%	33,354	2.7%
Depreciation and amortization	24,584	3.6%	24,025	3.8%	48,630	3.6%	47,902	3.8%
Management fees	1,250	0.2%	1,250	0.2%	2,500	0.2%	2,500	0.2%

Total costs and expenses	643,160	94.8%	588,951	94.3%	1,290,922	95.5%	1,188,084	94.8%

Earnings from continuing operations before gain (loss) on disposal of assets and income taxes	35,249	5.2%	35,571	5.7%	60,818	4.5%	65,395	5.2%
Gain (loss) on disposal of assets, net	540	0.1%	(161)	(0.0%)	885	0.1%	(57)	(0.0%)

Earnings from continuing operations before income taxes	35,789	5.3%	35,410	5.7%	61,703	4.6%	65,338	5.2%
Income tax expense	13,500	2.0%	13,270	2.2%	22,689	1.7%	23,861	1.9%

Net earnings from continuing operations	22,289	3.3%	22,140	3.5%	39,014	2.9%	41,477	3.3%
Earnings (loss) from discontinued operations, net of income taxes	(2,846)	(0.4%)	(25)	(0.0%)	(6,054)	(0.5%)	21	0.0%

Net earnings	19,443	2.9%	22,115	3.5%	32,960	2.4%	41,498	3.3%
Net earnings attributable to non-controlling interests	(2,417)	(0.4%)	(2,033)	(0.3%)	(4,188)	(0.3%)	(4,061)	(0.3%)

Net earnings attributable to IASIS Healthcare LLC	$17,026	2.5%	$20,082	3.2%	$28,772	2.1%	$37,437	3.0%

Acute Care
The following table and discussion sets forth, for the periods presented, the results of our acute care operations expressed in dollar terms and as a percentage of acute care revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended		Quarter Ended		Six Months Ended		Six Months Ended
	March 31, 2011		March 31, 2010		March 31, 2011		March 31, 2010
($ in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage

Acute care revenue:
Acute care revenue	$488,449	99.4%	$437,574	99.3%	$959,588	99.4%	$862,234	99.3%
Revenue between segments (1)	2,807	0.6%	3,336	0.7%	5,467	0.6%	6,012	0.7%

Total acute care revenue	491,256	100.0%	440,910	100.0%	965,055	100.0%	868,246	100.0%

Costs and expenses:
Salaries and benefits	190,863	38.9%	169,224	38.4%	375,753	38.9%	335,114	38.6%
Supplies	77,872	15.9%	68,375	15.5%	154,264	16.0%	133,737	15.4%
Other operating expenses	96,425	19.6%	82,604	18.7%	187,255	19.4%	160,929	18.5%
Provision for bad debts	54,801	11.2%	45,536	10.3%	114,415	11.9%	93,485	10.8%
Rentals and leases	10,891	2.2%	9,780	2.2%	21,613	2.2%	19,684	2.3%
Interest expense, net	16,510	3.3%	16,622	3.8%	33,387	3.4%	33,354	3.8%
Depreciation and amortization	23,697	4.8%	23,137	5.3%	46,848	4.9%	46,125	5.3%
Management fees	1,250	0.2%	1,250	0.3%	2,500	0.3%	2,500	0.3%

Total costs and expenses	472,309	96.1%	416,528	94.5%	936,035	97.0%	824,928	95.0%

Earnings from continuing operations before gain (loss) on disposal of assets and income taxes	18,947	3.9%	24,382	5.5%	29,020	3.0%	43,318	5.0%

Gain (loss) on disposal of assets, net	540	0.1%	(161)	(0.0%)	885	0.1%	(57)	(0.0%)

Earnings from continuing operations before income taxes	$19,487	4.0%	$24,221	5.5%	$29,905	3.1%	$43,261	5.0%

(1)	Revenue between segments is eliminated in our consolidated results.
Quarters Ended March 31, 2011 and 2010
Acute care revenue — Acute care revenue for the quarter ended March 31, 2011, was $491.3 million, an increase of $50.3 million, or 11.4%, compared to $440.9 million in the prior year quarter. The increase in acute care revenue, which includes the impact of the Brim acquisition, is comprised of an increase in adjusted admissions of 10.8% and an increase in net patient revenue per adjusted admission of 0.5%.
Net adjustments to estimated third-party payor settlements, also known as prior year contractuals, resulted in an increase in acute care revenue of $443,000 and $571,000 for the quarters ended March 31, 2011 and 2010, respectively.
Salaries and benefits — Salaries and benefits expense for the quarter ended March 31, 2011, was $190.9 million, or 38.9% of acute care revenue, compared to $169.2 million, or 38.4% of acute care revenue in the prior year quarter. Included in the prior year quarter was $2.0 million of stock-based compensation incurred in connection with the repurchase of certain equity by our parent company. Excluding all stock-based compensation for both periods, salaries and benefits expense as a percentage of acute care revenue was 38.7% for the quarter ended March 31, 2011, compared to 37.9% in the prior year quarter. The increase in our salaries and benefits expense as a percentage of acute care revenue is due to the expansion of our employed physician base, which requires additional investments in labor and other practice-related costs, including infrastructure and physician support staff.
Supplies — Supplies expense for the quarter ended March 31, 2011, was $77.9 million, or 15.9% of acute care revenue, compared to $68.4 million, or 15.5% of acute care revenue in the prior year quarter. The increase in supplies as a percentage of acute care revenue is primarily the result of a shift in the mix of our surgical volume to cases with more costly implant utilization, particularly in the area of orthopedics.
Other operating expenses — Other operating expenses for the quarter ended March 31, 2011, were $96.4 million, or 19.6% of acute care revenue, compared to $82.6 million, or 18.7% of acute care revenue in the prior year quarter. Included in the current year quarter was $1.4 million in settlement costs related to a terminated vendor contract for services provided from fiscal years 2006 to 2008 and $556,000 in costs related to the start-up of our physician professional liability captive insurance program. Other operating expenses in the current year quarter also included a $948,000 increase in insurance expense resulting from changes in prior year actuarial estimates associated with our professional and general liability reserves, compared to a $1.9 million reduction in the prior year quarter.

Provision for bad debts — Provision for bad debts for the quarter ended March 31, 2011, was $54.8 million, or 11.2% of acute care revenue, compared to $45.5 million, or 10.3% of acute care revenue in the prior year quarter. The increase in our provision for bad debts as a percentage of acute care revenue is due to an increase in self-pay revenue and related acuity, primarily resulting from previous patient decisions to defer non-emergent healthcare needs, as a result of economic pressures and high unemployment, and administrative delays in qualifying patients for Medicaid, as states have reduced staffing levels in efforts to address their budgetary issues.
Six Months Ended March 31, 2011 and 2010
Acute care revenue — Acute care revenue for the six months ended March 31, 2011, was $965.1 million, an increase of $96.8 million or 11.1%, compared to $868.2 million in the prior year period. The increase in acute care revenue, which includes the impact of the Brim acquisition, is comprised of an increase in adjusted admissions of 9.3% and an increase in net patient revenue per adjusted admission of 1.7%.
Net adjustments to estimated third-party payor settlements, also known as prior year contractuals, resulted in an increase in acute care revenue of $1.8 million and $2.5 million for the six months ended March 31, 2011 and 2010, respectively.
Salaries and benefits — Salaries and benefits expense for the six months ended March 31, 2011, was $375.8 million, or 38.9% of acute care revenue, compared to $335.1 million, or 38.6% of acute care revenue in the prior year period. Included in the prior year period was $2.0 million of stock-based compensation incurred in connection with the repurchase of certain equity by our parent company. Excluding all stock-based compensation for both periods, salaries and benefits expense as a percentage of acute care revenue was 38.8% for the six months ended March 31, 2011, compared to 38.3% in the prior year period. Included in the current year period was $1.3 million in severance related costs associated with the transition of our executive management. The remaining increase in our salaries and benefits expense as a percentage of acute care revenue is due to the expansion of our employed physician base, which requires additional investments in labor and other practice-related costs, including infrastructure and physician support staff.
Supplies — Supplies expense for the six months ended March 31, 2011, was $154.3 million, or 16.0% of acute care revenue, compared to $133.7 million, or 15.4% of acute care revenue in the prior year period. The increase in supplies as a percentage of acute care revenue is primarily the result of a shift in the mix of our surgical volume to cases with more costly implant utilization, particularly in the area of orthopedics.
Other operating expenses — Other operating expenses for the six months ended March 31, 2011, were $187.3 million, or 19.4% of acute care revenue, compared to $160.9 million, or 18.5% of acute care revenue in the prior year period. Included in the current year period was $3.1 million in settlement costs related to a terminated vendor contract for services provided from fiscal years 2006 to 2008 and $1.0 million in costs related to the start-up of our physician professional liability captive insurance program. Other operating expenses in the current year period also included a $948,000 increase in insurance expense resulting from changes in prior year actuarial estimates associated with our professional and general liability reserves, compared to a $1.9 million reduction in the prior year period.
Provision for bad debts — Provision for bad debts for the six months ended March 31, 2011, was $114.4 million, or 11.9% of acute care revenue, compared to $93.5 million, or 10.8% of acute care revenue in the prior year period. The increase in our provision for bad debts as a percentage of acute care revenue is due to an increase in self-pay revenue and related acuity, primarily resulting from patient decisions to defer non-emergent healthcare needs, as a result of economic pressures and high unemployment, and administrative delays in qualifying patients for Medicaid, as states have reduced staffing levels in efforts to address their budgetary issues.

Health Choice
The following table and discussion sets forth, for the periods presented, the results of our Health Choice operations expressed in dollar terms and as a percentage of premium revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended		Quarter Ended		Six Months Ended		Six Months Ended
	March 31, 2011		March 31, 2010		March 31, 2011		March 31, 2010
($ in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage

Premium revenue:
Premium revenue	$189,960	100.0%	$186,948	100.0%	$392,152	100.0%	$391,245	100.0%

Costs and expenses:
Salaries and benefits	5,173	2.7%	4,947	2.6%	10,196	2.6%	9,539	2.4%
Supplies	52	0.0%	50	0.0%	96	0.0%	97	0.0%
Medical claims (1)	160,223	84.3%	163,430	87.4%	334,217	85.2%	344,673	88.1%
Other operating expenses	6,925	3.7%	6,079	3.3%	13,221	3.4%	12,346	3.2%
Rentals and leases	398	0.2%	365	0.2%	842	0.2%	736	0.2%
Depreciation and amortization	887	0.5%	888	0.5%	1,782	0.5%	1,777	0.5%

Total costs and expenses	173,658	91.4%	175,759	94.0%	360,354	91.9%	369,168	94.4%

Earnings before income taxes	$16,302	8.6%	$11,189	6.0%	$31,798	8.1%	$22,077	5.6%

(1)	Medical claims paid to our hospitals of $2.8 million and $3.3 million for the quarters ended March 31, 2011 and 2010, respectively, and $5.5 million and $6.0 million for the six months ended March 31, 2011 and 2010, respectively, are eliminated in our consolidated results.
Quarters Ended March 31, 2011 and 2010
Premium revenue — Premium revenue was $190.0 million for the quarter ended March 31, 2011, an increase of $3.0 million or 1.6%, compared to $186.9 million in the prior year quarter.
Medical claims — Medical claims expense was $160.2 million for the quarter ended March 31, 2011, compared to $163.4 million in the prior year quarter. Medical claims expense as a percentage of premium revenue was 84.3% for the quarter ended March 31, 2011, compared to 87.4% in the prior year quarter. The decrease in medical claims as a percentage of premium revenue is primarily the result of declining medical claims costs, resulting from a general decline in medical utilization, as well as improvements in care management and other operational initiatives.
Six Months Ended March 31, 2011 and 2010
Premium revenue — Premium revenue was $392.2 million for the six months ended March 31, 2011, an increase of $907,000 or 0.2%, compared to $391.2 million in the prior year period.
Medical claims — Medical claims expense was $334.2 million for the six months ended March 31, 2011, compared to $344.7 million in the prior year period. Medical claims expense as a percentage of premium revenue was 85.2% for the six months ended March 31, 2011, compared to 88.1% in the prior year period. The decrease in medical claims as a percentage of premium revenue is primarily the result of declining medical claims costs, resulting from a general decline in medical utilization, as well as improvements in care management and other operational initiatives.

LIQUIDITY AND CAPITAL RESOURCES
Overview of Cash Flow Activities for the Six Months Ended March 31, 2011 and 2010
Our cash flows are summarized as follows (in thousands):

	Six Months
	Ended March 31,
	2011	2010
Cash flows from operating activities	$97,478	$116,567
Cash flows from investing activities	$(53,249)	$(29,138)
Cash flows from financing activities	$(10,124)	$(135,446)
Operating Activities
Operating cash flows decreased $19.1 million for the six months ended March 31, 2011, compared to the prior year period. The decrease in operating cash flows has been impacted by both the efforts of managed care payors to extend payments and administrative delays in the Medicaid qualification process at the state levels, as a result of staffing cut-backs as states continue working to address their budgetary issues.
At March 31, 2011, we had $194.6 million in net working capital, compared to $134.5 million at September 30, 2010. Net accounts receivable increased $42.0 million to $251.1 million at March 31, 2011, from $209.2 million at September 30, 2010. The increase in net working capital and net accounts receivable is primarily the result of the acquisition of Brim and increased accounts receivable as previously discussed. Excluding the impact of Brim, our days revenue in accounts receivable at March 31, 2011, were 47, compared to 43 at September 30, 2010, and 47 at March 31, 2010.
Investing Activities
Capital expenditures for the six months ended March 31, 2011, were $42.2 million, compared to $30.2 million in the prior year period.
During the six months ended March 31, 2011, we paid $12.8 million for acquisitions, which included a $7.0 million deposit related to the acquisition of St. Joseph.
Financing Activities
During the six months ended March 31, 2011 and 2010, pursuant to the terms of our existing senior secured credit facilities, we made net payments of $2.9 million. Additionally, we made payments totaling $865,000 on capital leases and other debt obligations during the six months ended March 31, 2011, compared to $2.2 million in the prior year period.
During fiscal 2010, we distributed $125.0 million, net of a $1.8 million income tax benefit, to IAS to fund the repurchase of certain shares of its outstanding preferred stock and cancel certain vested rollover options to purchase its common stock. The holder of the IAS preferred stock is represented by an investor group led by TPG, JLL Partners and Trimaran Fund Management. The repurchase of preferred stock, which included accrued and outstanding dividends, and the cancellation of rollover options were funded by our excess cash on hand. The cancellation of the rollover options, which were associated with our 2004 recapitalization, resulted in the recognition of $2.0 million in stock-based compensation during the quarter ended March 31, 2010.
Capital Resources
As of March 31, 2011, we had the following debt arrangements:
•	$854.0 million senior secured credit facilities; and
•	$475.0 million in 8 3/4% senior subordinated notes due 2014.

At March 31, 2011, amounts outstanding under our existing senior secured credit facilities consisted of a $421.4 million term loan and a $145.9 million delayed draw term loan. In addition, we had $39.9 million and $44.7 million in letters of credit outstanding under the synthetic letter of credit facility and the revolving credit facility, respectively. The weighted average interest rate of outstanding borrowings under the senior secured credit facilities was 3.2% and 3.3% for the quarter and six months ended March 31, 2011, respectively.
Overview of Refinancing Transaction
On May 3, 2011, we completed a transaction to refinance our existing debt (the “Refinancing”). The Refinancing included $1.325 billion in new senior secured credit facilities and the issuance by us, together with our wholly owned subsidiary IASIS Capital, of $850.0 million aggregate principal amount of 8.375% senior notes due 2019. Proceeds from the Refinancing were used to refinance amounts outstanding under our existing credit facilities; fund a cash tender offer to repurchase any and all of our $475.0 million aggregate principal amount of 8 3/4% senior subordinated notes due 2014; repay in full the senior paid-in-kind loans of IAS; pay fees and expenses associated with the Refinancing; and raise capital for general corporate purposes.
As part of the Refinancing, we distributed $630.9 million to IAS, $400.9 million to fund the repayment of the IAS senior paid-in-kind loans and $230.0 million to be held for future acquisitions and strategic growth initiatives, as well as potential distributions to the equity holders of IAS.
$1.325 Billion Senior Secured Credit Facilities
In connection with the Refinancing, we entered into a new senior credit agreement (the “Restated Credit Agreement”). The Restated Credit Agreement provides for senior secured financing of up to $1.325 billion consisting of (1) a $1.025 billion senior secured term loan facility with a seven-year maturity and (2) a $300.0 million senior secured revolving credit facility with a five-year maturity, of which up to $150.0 million may be utilized for the issuance of letters of credit (together, the “New Senior Secured Credit Facilities”). Principal under the senior secured term loan facility is due in consecutive equal quarterly installments in an aggregate annual amount equal to 1% of the principal amount outstanding on the closing date, with the remaining balance due upon maturity of the senior secured term loan facility. The senior secured revolving credit facility does not require installment payments.
Borrowings under the senior secured term loan facility bear interest at a rate per annum equal to, at our option, either (1) a base rate (the “base rate”) determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of Bank of America, N.A. and (c) a one-month LIBOR rate, subject to a floor of 1.25%, plus 1.00%, in each case, plus a margin of 2.75% per annum or (2) the LIBOR rate for the interest period relevant to such borrowing, subject to a floor of 1.25%, plus a margin of 3.75% per annum. Borrowings under the senior secured revolving credit facility generally bear interest at a rate per annum equal to, at our option, either (1) the base rate plus a margin of 2.50% per annum, or (2) the LIBOR rate for the interest period relevant to such borrowing plus a margin of 3.50% per annum. In addition to paying interest on outstanding principal under the New Senior Secured Credit Facilities, we will be required to pay a commitment fee in respect of the unutilized commitments under the senior secured revolving credit facility, as well as pay customary letter of credit fees and agency fees.
The New Senior Secured Credit Facilities are unconditionally guaranteed by IAS and certain of our subsidiaries (collectively, the “Credit Facility Guarantors”) and are required to be guaranteed by all of our future material wholly owned subsidiaries, subject to certain exceptions. All obligations under the Restated Credit Agreement are secured, subject to certain exceptions, by substantially all of our assets and the assets of the Credit Facility Guarantors, including (1) a pledge of 100% of our equity interests and that of the Credit Facility Guarantors, (2) mortgage liens on all of our material real property and that of the Credit Facility Guarantors, and (3) all proceeds of the foregoing.

The Restated Credit Agreement requires us to mandatorily prepay borrowings under the senior secured term loan facility with net cash proceeds of certain asset dispositions, following certain casualty events, following certain borrowings or debt issuances, and from a percentage of annual excess cash flow.
The Restated Credit Agreement contains a number of affirmative covenants, including, among other things: (1) the delivery of financial statements and other reports; (2) compliance with laws; (3) payment of our’s and our restricted subsidiaries’ obligations, including taxes and indebtedness; and (4) maintenance of our’s and our restricted subsidiaries’ material properties.
The Restated Credit Agreement also contains a number of negative covenants, including, among other things: (1) limitations on the incurrence of debt and liens; (2) limitations on investments other than, among other exceptions, certain acquisitions that meet certain conditions; (3) limitations on the sale of assets outside of the ordinary course of business; (5) limitations on dividends and distributions; and (6) limitations on transactions with affiliates, in each case, subject to certain exceptions. The Restated Credit Agreement also contains certain customary events of default, including, without limitation, a failure to make payments under the New Senior Secured Credit Facilities, cross-defaults, certain bankruptcy events and certain change of control events.
8.375% Senior Notes due 2019
In connection with the Refinancing, we and IASIS Capital (together, the “Issuers”) issued $850.0 million aggregate principal amount of 8.375% senior notes due 2019 (the “Notes”), which mature on May 15, 2019, pursuant to an indenture, dated as of May 3, 2011, among the Issuers and certain of the Issuers’ wholly owned domestic subsidiaries that guarantee the New Senior Secured Credit Facilities (the “Notes Guarantors”) (the “Indenture”). The Indenture provides that the Notes are general unsecured, senior obligations of the Issuers, and initially will be unconditionally guaranteed on a senior unsecured basis.
The Notes bear interest at a rate of 8.375% per annum and will accrue from May 3, 2011. Interest on the notes is payable semi-annually, in cash in arrears, on May 15 and November 15 of each year, commencing on November 15, 2011.
We may redeem the Notes, in whole or in part, at any time prior to May 15, 2014, at a price equal to 100% of the aggregate principal amount of the Notes plus a “make-whole” premium and accrued and unpaid interest and special interest, if any, to but excluding the redemption date. In addition, we may redeem up to 35% of the Notes before May 15, 2014, with the net cash proceeds from certain equity offerings at a redemption price equal to 108.375% of the aggregate principal amount of the Notes plus accrued and unpaid interest and special interest, if any, to but excluding the redemption date, subject to compliance with certain conditions.
The Indenture contains covenants that limit our (and our restricted subsidiaries’) ability to, among other things: (1) incur additional indebtedness or liens or issue disqualified stock or preferred stock; (2) pay dividends or make other distributions on, redeem or repurchase our capital stock; (3) sell certain assets; (4) make certain loans and investments; (5) enter into certain transactions with affiliates; (5) impose restrictions on the ability of a subsidiary to pay dividends or make payments or distributions to us and our restricted subsidiaries; and (6) consolidate, merge or sell all or substantially all of our assets. These covenants are subject to a number of important limitations and exceptions.
The Indenture also provides for events of default, which, if any of them occurs, may permit or, in certain circumstances, require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding Notes to be due and payable immediately. If we experience certain kinds of changes of control, we must offer to purchase the Notes at 101% of their principal amount, plus accrued and unpaid interest and special interest, if any, to but excluding the repurchase date. Under certain circumstances, we will have the ability to make certain payments to facilitate a change of control transaction and to provide for the assumption of the Notes by a new parent company resulting from such change of control transaction. If such change of control transaction is facilitated, the Issuers will be released from all obligations under the Indenture and the Issuers and the trustee will execute a supplemental indenture effectuating such assumption and release.
Credit Ratings
The table below summarizes our corporate rating, as well as our credit ratings for the New Senior Secured Credit Facilities and Notes as of the date of this filing:

	Moody’s	Standard & Poor’s

Corporate credit	B2	B
Senior secured term loan facility	Ba3	B
Senior secured revolving credit facility	Ba3	BB-
8.375% senior notes due 2019	Caa1	CCC+

Outlook	Stable	Stable

Other
As of March 31, 2011, we are a party to interest rate swap agreements with Citibank, N.A. (“Citibank”) and Wachovia Bank, N.A. (“Wachovia”), as counterparties, with notional amounts totaling $200.0 million, in an effort to manage exposure to floating interest rate risk on a portion of our variable rate debt. The arrangements with our counterparties include an interest rate swap agreement with a notional amount of $100.0 million maturing on February 29, 2012. Under these agreements, we are required to make monthly interest payments to our counterparties at fixed annual interest rate of 2.0%. Our counterparties are obligated to make monthly interest payments to us based upon the one-month LIBOR rate in effect over the term of the agreement.
As of March 31, 2011, we provided a performance guaranty in the form of letters of credit totaling $48.3 million for the benefit of AHCCCS to support our obligations under the Health Choice contract to provide and pay for healthcare services. The amount of the performance guaranty is based in part upon the membership in the plan and the related capitation revenue paid to us.
Capital Expenditures
We plan to finance our proposed capital expenditures with cash generated from operations, borrowings under our New Senior Secured Credit Facilities and other capital sources that may become available. We expect our capital expenditures for fiscal 2011 to be approximately $120.0 million (including $10.0 million to $15.0 million related to our newly acquired hospital, St. Joseph), including the following significant expenditures:
•	$35.0 million to $40.0 million for growth and new business projects;
•	$30.0 million to $35.0 million in replacement or maintenance related projects at our hospitals;
•	$20.0 million to $25.0 million related to our newly acquired facilities; and
•	$20.0 million in hardware and software costs related to information systems projects, including healthcare IT stimulus initiatives.
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
Including available cash at March 31, 2011, and the impact of our New Senior Secured Credit Facilities, we have available liquidity as follows (in millions):

Cash and cash equivalents	$178.6
Available capacity under our new senior secured revolving credit facility	214.8

Net available liquidity at March 31, 2011, adjusted for the impact of our new senior secured revolving credit facility	$393.4

Net available liquidity assumes 100% participation from all lenders currently participating in our senior secured revolving credit facility. In addition to our available liquidity, we expect to generate significant operating cash flows in fiscal 2011. We will also utilize proceeds from our financing activities as needed.

Based upon our current level of operations and anticipated growth, we believe we have sufficient liquidity to meet our cash requirements over the short-term (next 12 months) and over the next three years. In evaluating the sufficiency of our liquidity for both the short-term and long-term, we considered the expected cash flow to be generated by our operations, cash on hand and the available borrowings under our New Senior Secured Credit Facilities, compared to our anticipated cash requirements for debt service, working capital, capital expenditures and the payment of taxes, as well as funding requirements for long-term liabilities.
We are unable at this time to extend our evaluation of the sufficiency of our liquidity beyond three years. We cannot assure you, however, that our operating performance will generate sufficient cash flow from operations or that future borrowings will be available under our New Senior Secured Credit Facilities, or otherwise, to enable us to grow our business, service our indebtedness, or make anticipated capital expenditures and tax payments. For more information, see our risk factors beginning on page 35 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.
One element of our business strategy is to selectively pursue acquisitions and strategic alliances in existing and new markets. Any acquisitions or strategic alliances may result in the incurrence of, or assumption by us, of additional indebtedness. We continually assess our capital needs and may seek additional financing, including debt or equity as considered necessary to fund capital expenditures and potential acquisitions or for other corporate purposes. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. For more information, see our risk factors beginning on page 35 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.
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
RECENT ACCOUNTING PRONOUNCEMENTS
In August 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-23, “Health Care Entities” (Topic 954): Measuring Charity Care for Disclosure. Due to the lack of comparability existing as a result of the use of either revenue or cost as the basis for disclosure of charity care, this ASU standardizes cost as the basis for charity care disclosures and specifies the elements of cost to be used in charity care disclosures. ASU 2010-23 is effective for our fiscal year beginning October 1, 2011, and is not expected to significantly impact our financial statement disclosures.
Also in August 2010, the FASB issued ASU No. 2010-24, “Health Care Entities” (Topic 954): Presentation of Insurance Claims and Related Insurance Recoveries. This ASU eliminates the practice of netting claim liabilities with expected related insurance recoveries for balance sheet presentation. Claim liabilities are to be determined with no regard for recoveries and presented gross. Expected recoveries are presented separately. ASU 2010-24 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. ASU 2010-24 is effective for our fiscal year beginning October 1, 2011, and is not expected to significantly impact our financial position, results of operations or cash flows.
In October 2010, the FASB issued ASU No. 2010-26, “Financial Services —Insurance” (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. ASU 2010-26 provides guidance on accounting for deferred policy acquisition costs of internal replacements of insurance and investment contracts. The amendments in this ASU specify that certain costs incurred in the successful acquisition of new and renewal contracts should be capitalized. Those costs include incremental direct costs of contract acquisition that result directly from and are essential to the contract transaction(s) and would not have been incurred by the insurance entity had the contract transaction(s) not occurred. ASU 2010-26 is effective for our fiscal year beginning October 1, 2012, with early adoption permitted, and is not expected to significantly impact our financial position, results of operations or cash flows.

In December 2010, the FASB issued ASU No. 2010-28, “Intangibles—Goodwill and Other” (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. ASU 2010-28 requires Step 2 of the impairment test be performed in circumstances where the carrying amount of a reporting unit is zero or negative and there are qualitative factors that indicate it is more likely than not that a goodwill impairment exists. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. ASU 2010-28 is effective for our fiscal year beginning October 1, 2011, and is not expected to significantly impact our financial position, results of operations or cash flows.
In December 2010, the FASB issued ASU No. 2010-29, “Business Combinations” (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 clarifies that, if a reporting entity presents comparative financial statements, the pro forma revenue and earnings of the combined entity should be reported as though the business combinations that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The ASU is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. ASU No. 2010-29 is effective for our fiscal year beginning October 1, 2011, with early adoption permitted, and is an accounting principle which clarifies disclosure requirements, and is not expected to significantly impact our financial statement disclosures.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. At March 31, 2011, the following components of our existing senior secured credit facilities bear interest at variable rates at specified margins above either the agent bank’s alternate base rate or the LIBOR rate: (i) a $439.0 million, seven-year term loan; (ii) a $150.0 million delayed draw term loan; and (iii) a $225.0 million, six-year revolving credit facility. As of March 31, 2011, we had outstanding variable rate debt of $567.3 million.
After the Refinancing and as of the date of this report, our New Senior Secured Credit Facilities consist of a $1.025 billion senior secured term loan and a $300.0 million senior secured revolving credit facility (of which $85.2 million of capacity has been utilized by outstanding letters of credit) that each bear interest at variable rates at specified margins above either the agent bank’s alternate base rate or the LIBOR rate, subject to a 1.25% floor.
We have managed our market exposure to changes in interest rates by converting $200.0 million of this variable rate debt to fixed rate debt through the use of interest rate swap agreements. Our interest rate swaps provide for a total notional amount of $200.0 million from March 1, 2011 through February 29, 2012, at a rate of 2.0% in accordance with the terms of the specific agreements. Our interest rate swap agreements expose us to credit risk in the event of non-performance by our counterparties, Citibank and Wachovia. However, we do not anticipate non-performance by Citibank or Wachovia.
Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates on our remaining variable rate debt or our consolidated financial position, results of operations or cash flows would not be material. Holding other variables constant, including levels of indebtedness, a 0.125% increase in interest rates would have an estimated impact on pre-tax earnings and cash flows for the next twelve month period of $1.0 million.
We currently believe we have adequate liquidity to fund operations during the near term through the generation of operating cash flows, cash on hand and access to our new senior secured revolving credit facility. Our ability to borrow funds under our new senior secured revolving credit facility is subject to the financial viability of the participating financial institutions. While we do not anticipate any of our current lenders defaulting on their obligations, we are unable to provide assurance that any particular lender will not default at a future date.

Item 4.	Controls and Procedures
Evaluations of Disclosure Controls and Procedures
Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2011. Based on this evaluation, the principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports.
Changes in Internal Control Over Financial Reporting
During the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
On March 31, 2008, the United States District Court for the District of Arizona (“District Court”) dismissed with prejudice the qui tam complaint against IAS, our parent company. The qui tam action sought monetary damages and civil penalties under the federal False Claims Act (“FCA”) and included allegations that certain business practices related to physician relationships and the medical necessity of certain procedures resulted in the submission of claims for reimbursement in violation of the FCA. The case dates back to March 2005 and became the subject of a subpoena by the Office of Inspector General in September 2005. In August 2007, the case was unsealed and the U.S. Department of Justice (“DOJ”) declined to intervene. The District Court dismissed the case from the bench at the conclusion of oral arguments on IAS’ motion to dismiss. On April 21, 2008, the District Court issued a written order dismissing the case with prejudice and entering formal judgment for IAS and denying as moot IAS’ motions related to the relator’s misappropriation of information subject to a claim of attorney-client privilege by IAS. Both parties appealed. On August 12, 2010, United States Court of Appeals for the Ninth Circuit reversed the District Court’s dismissal of the qui tam complaint and the District Court’s denial of IAS’ motions concerning the relator’s misappropriation of documents and ordered that the qui tam relator be allowed leave to file a Third Amended Complaint and for the District Court to consider IAS’ motions concerning the relator’s misappropriation of documents. The District Court ordered the qui tam relator to file his Third Amended Complaint by November 22, 2010, and set a schedule for the filing of motions related to the relator’s misappropriation of documents. On October 20, 2010, the qui tam relator filed a motion to transfer this action to the United States District Court for the Eastern District of Texas. On November 22, 2010, the relator filed his Third Amended Complaint. On January 3, 2011, IAS filed its renewed motion for sanctions concerning the relator’s misappropriation of documents and, on January 14, 2011, IAS filed its motion to dismiss the relator’s Third Amended Complaint. On May 4, 2011, the District Court in Arizona heard oral arguments on all pending motions, including IAS’ motion to dismiss and renewed motions for sanctions and the relator’s motion to transfer the action to the United States District Court for the Eastern District of Texas. The District Court dismissed relator’s motion to transfer and took all other motions under advisement at the conclusion of oral argument. While the District Court is expected to rule quickly, IAS anticipates that it could take 90 days or more for the District Court to issue its final opinion on IAS’ motion to dismiss and renewed motion for sanctions. If the qui tam action were to be resolved in a manner unfavorable to IAS, it could have a material adverse effect on our business, financial condition and results of operations, including exclusion from the Medicare and Medicaid programs. In addition, we may incur material fees, costs and expenses in connection with defending the qui tam action.
Our facilities obtain clinical and administrative services from a variety of vendors. One vendor, a medical practice that furnished cardiac catheterization services under contractual arrangements at Mesa General Hospital and St. Luke’s Medical Center through March 31, 2008 and May 31, 2008, respectively, has asserted that, because of deferred fee adjustments that it claims are due under these arrangements, it is owed additional amounts for services rendered since April 1, 2006 at both facilities. We were unable to reach an agreement with the vendor with respect to the amount of the fee adjustment, if any, that was contractually required, nor with respect to an appropriate methodology for determining such amount. On September 30, 2008, the vendor filed a state court complaint for an aggregate adjustment in excess of the amount of our accrual, in addition to certain tort claims. On March 20, 2009, we filed a Motion to Dismiss and in the alternative to Compel Arbitration. On July 27, 2009, the court granted our Motion to Compel Arbitration on the grounds that the issues are to be determined by binding arbitration. On December 24, 2010, after conducting the arbitration hearing, the arbitration panel issued its decision rejecting the fees sought by the vendor, but did not adopt the fees proposed by us. The arbitration panel required both parties to agree upon a settlement amount, based on the arbitration panel’s approved methodology, by January 21, 2011. We have reviewed the methodology required by decision in binding arbitration and has determined that it will result in a payment to the vendor of approximately $15.2 million, which includes $5.8 million in pre-judgement interest and legal fees. Of the additional liability resulting from the arbitration panel’s decision, $9.3 million ($6.1 million, net of income taxes) is included in discontinued operations, related to the closure of Mesa General Hospital, for the six months ended March 31, 2011. The arbitration panel has not rendered a decision with respect to any of the vendor’s tort claims, which are expected to be addressed in separate proceedings. We will continue to defend our interests in connection with this arbitration proceeding, but expresses no opinion as to the outcome of matters not yet decided by the arbitration panel.

In November 2010, the DOJ sent a letter to IAS requesting a 12-month tolling agreement in connection with an investigation into Medicare claims submitted by our hospitals in connection with the implantation of implantable cardioverter defibrillators (“ICDs”) during the period 2003 to the present. At that time, neither the precise number of procedures, number of claims nor the hospitals involved were identified by the DOJ. We understand that the government is conducting a national initiative with respect to ICD procedures involving a number of healthcare providers and is seeking information in order to determine if ICD implantation procedures were performed in accordance with Medicare coverage requirements. On January 11, 2011, IAS entered into the tolling agreement with the DOJ and, subsequently, the DOJ has provided IAS with a list of 194 procedures involving ICDs at 14 hospitals which are the subject of further medical necessity review by the DOJ. We are cooperating fully with the government and, to date, the DOJ has not asserted any claim against our hospitals.

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
PART II. OTHER INFORMATION

Item 6.	Exhibits
(a) List of Exhibits:

4.1	Indenture, dated as of May 3, 2011, among IASIS Healthcare LLC, IASIS Capital Corporation, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A, as trustee, relating to the 8.375% Senior Notes due 2019 (incorporated by reference to the Company’s Current Report on Form 8-K dated May 6, 2011).

4.2	Registration Rights Agreement dated as of May 3, 2011 by and among IASIS Healthcare LLC, IASIS Capital Corporation, the Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., Citigroup Global Markets Inc., Goldman, Sachs & Co., J.P. Morgan Securities LLC, Deutsche Bank Securities Inc. and SunTrust Robinson Humphrey, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K dated May 6, 2011).

4.3	Supplemental Indenture, dated as of May 2, 2011 among IASIS Healthcare LLC, IASIS Capital Corporation, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A. (formerly The Bank of New York Trust Company, N.A.), as trustee, relating to the 8 3/4% Senior Subordinated Notes due 2014 (incorporated by reference to the Company’s Current Report on Form 8-K dated May 6, 2011).

10.1	Restatement Agreement, dated as of May 3, 2011, among IASIS Healthcare LLC, IASIS Healthcare Corporation, the lenders party thereto and Bank of America, N.A., as administrative agent and attached thereto as Exhibit A, the Amended and Restated Credit Agreement, dated as of May 3, 2011, among IASIS Healthcare LLC, IASIS Healthcare Corporation, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer and each lender from time to time party thereto (incorporated by reference to the Company’s Current Report on Form 8-K dated May 6, 2011).

31.1	Certification of Principal Executive Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IASIS HEALTHCARE LLC

Date: May 16, 2011	By:	/s/ John M. Doyle John M. Doyle
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
4.1	Indenture, dated as of May 3, 2011, among IASIS Healthcare LLC, IASIS Capital Corporation, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A, as trustee, relating to the 8.375% Senior Notes due 2019 (incorporated by reference to the Company’s Current Report on Form 8-K dated May 6, 2011).

4.2	Registration Rights Agreement dated as of May 3, 2011 by and among IASIS Healthcare LLC, IASIS Capital Corporation, the Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., Citigroup Global Markets Inc., Goldman, Sachs & Co., J.P. Morgan Securities LLC, Deutsche Bank Securities Inc. and SunTrust Robinson Humphrey, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K dated May 6, 2011).

4.3	Supplemental Indenture, dated as of May 2, 2011 among IASIS Healthcare LLC, IASIS Capital Corporation, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A. (formerly The Bank of New York Trust Company, N.A.), as trustee, relating to the 8 3/4% Senior Subordinated Notes due 2014 (incorporated by reference to the Company’s Current Report on Form 8-K dated May 6, 2011).

10.1	Restatement Agreement, dated as of May 3, 2011, among IASIS Healthcare LLC, IASIS Healthcare Corporation, the lenders party thereto and Bank of America, N.A., as administrative agent and attached thereto as Exhibit A, the Amended and Restated Credit Agreement, dated as of May 3, 2011, among IASIS Healthcare LLC, IASIS Healthcare Corporation, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer and each lender from time to time party thereto (incorporated by reference to the Company’s Current Report on Form 8-K dated May 6, 2011).

31.1	Certification of Principal Executive Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.