Form 10-Q
period 2011-06-30
IASIS Healthcare LLC
filed 2011-08-15
CIK 1294632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of August 15, 2011, 100% of the registrant’s common interests outstanding (all of which are privately owned and are not traded on any public market) were owned by IASIS Healthcare Corporation, its sole member.

i

PART I.
FINANCIAL INFORMATION

Item 1.	Financial Statements
IASIS HEALTHCARE LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	June 30,	September 30,
	2011	2010
	(Unaudited)

ASSETS

Current assets
Cash and cash equivalents	$144,595	$144,511
Accounts receivable, less allowance for doubtful accounts of $145,092 and $125,406 at June 30, 2011 and September 30, 2010, respectively	295,823	209,173
Inventories	65,446	53,842
Deferred income taxes	31,565	15,881
Prepaid expenses and other current assets	88,404	65,340

Total current assets	625,833	488,747

Property and equipment, net	1,129,151	985,291
Goodwill	836,688	718,243
Other intangible assets, net	33,385	27,000
Deposit for acquisition	—	97,891
Other assets, net	61,743	36,022

Total assets	$2,686,800	$2,353,194

LIABILITIES AND EQUITY

Current liabilities
Accounts payable	$108,667	$78,931
Salaries and benefits payable	65,046	38,110
Accrued interest payable	11,994	12,536
Medical claims payable	99,530	111,373
Other accrued expenses and other current liabilities	96,913	106,614
Current portion of long-term debt and capital lease obligations	13,973	6,691

Total current liabilities	396,123	354,255

Long-term debt and capital lease obligations	1,867,460	1,044,887
Deferred income taxes	118,380	109,272
Other long-term liabilities	82,218	60,162

Non-controlling interests with redemption rights	97,443	72,112

Equity
Member’s equity	115,342	702,135
Non-controlling interests	9,834	10,371

Total equity	125,176	712,506

Total liabilities and equity	$2,686,800	$2,353,194

See accompanying notes.

IASIS HEALTHCARE LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands)

	Quarter Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net revenue
Acute care revenue	$529,844	$438,211	$1,489,432	$1,300,445
Premium revenue	188,765	199,777	580,917	591,022

Total net revenue	718,609	637,988	2,070,349	1,891,467

Costs and expenses
Salaries and benefits (includes stock-based compensation of $330, $118, $1,364 and $2,367, respectively)	211,114	170,035	597,063	514,688
Supplies	83,071	66,333	237,431	200,167
Medical claims	155,885	172,031	484,635	510,692
Other operating expenses	114,778	93,579	315,254	266,854
Provision for bad debts	60,685	49,416	175,100	142,901
Rentals and leases	11,774	10,067	34,229	30,487
Interest expense, net	27,597	16,711	60,984	50,065
Depreciation and amortization	26,312	24,007	74,942	71,909
Management fees	1,250	1,250	3,750	3,750
Loss on extinguishment of debt	23,075	—	23,075	—

Total costs and expenses	715,541	603,429	2,006,463	1,791,513

Earnings from continuing operations before gain (loss) on disposal of assets and income taxes	3,068	34,559	63,886	99,954
Gain (loss) on disposal of assets, net	(114)	(149)	771	(206)

Earnings from continuing operations before income taxes	2,954	34,410	64,657	99,748
Income tax expense	1,389	12,683	24,078	36,544

Net earnings from continuing operations	1,565	21,727	40,579	63,204
Loss from discontinued operations, net of income taxes	(15)	(384)	(6,069)	(363)

Net earnings	1,550	21,343	34,510	62,841
Net earnings attributable to non-controlling interests	(2,013)	(2,002)	(6,201)	(6,063)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(463)	$19,341	$28,309	$56,778

See accompanying notes.

IASIS HEALTHCARE LLC
CONDENSED CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)
(In Thousands)

	Non-controlling
	Interests with		Non-
	Redemption	Member’s	controlling
	Rights	Equity	Interests	Total Equity

Balance at September 30, 2010	$72,112	$702,135	$10,371	$712,506
Net earnings	6,144	28,309	57	28,366
Distributions to non-controlling interests	(7,308)	—	(87)	(87)
Repurchase of non-controlling interests	(307)	—	(507)	(507)
Acquisition related adjustments to redemption value of non-controlling interests with redemption rights	34,303	—	—	—
Stock-based compensation	—	1,364	—	1,364
Other comprehensive income	—	1,698	—	1,698
Contribution from parent company related to tax benefit from Holdings Senior PIK Loans interest	—	7,201	—	7,201
Distributions to parent company in connection with refinancing	—	(632,866)	—	(632,866)
Adjustment to redemption value of non-controlling interests with redemption rights	(7,501)	7,501	—	7,501

Balance at June 30, 2011	$97,443	$115,342	$9,834	$125,176

See accompanying notes.

IASIS HEALTHCARE LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Nine Months Ended
	June 30,
	2011	2010
Cash flows from operating activities
Net earnings	$34,510	$62,841
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	74,942	71,909
Amortization of loan costs	4,319	2,356
Stock-based compensation	1,364	2,367
Deferred income taxes	899	23,839
Income tax benefit from stock-based compensation	—	(1,770)
Income tax benefit from parent company interest	7,201	4,989
Fair value change in interest rate swaps	(695)	—
Loss (gain) on disposal of assets, net	(771)	206
Loss from discontinued operations, net	6,069	363
Loss on extinguishment of debt	23,075	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	(32,494)	9,154
Inventories, prepaid expenses and other current assets	(13,572)	(74,909)
Accounts payable, other accrued expenses and other accrued liabilities	(11,455)	13,137

Net cash provided by operating activities — continuing operations	93,392	114,482
Net cash provided by (used in) operating activities — discontinued operations	3,260	(567)

Net cash provided by operating activities	96,652	113,915

Cash flows from investing activities
Purchases of property and equipment, net	(64,475)	(53,465)
Cash paid for acquisitions, net	(155,428)	—
Proceeds from sale of assets	150	50
Change in other assets, net	1,385	1,856

Net cash used in investing activities	(218,368)	(51,559)

Cash flows from financing activities
Proceeds from refinancing	1,863,730	—
Payment of debt and capital lease obligations	(1,049,547)	(6,772)
Debt financing costs incurred	(51,308)	—
Distributions to parent company	(632,866)	(124,962)
Distributions to non-controlling interests	(7,395)	(6,921)
Costs paid for the repurchase of non-controlling interests	(814)	(69)

Net cash provided by (used in) financing activities	121,800	(138,724)

Change in cash and cash equivalents	84	(76,368)
Cash and cash equivalents at beginning of period	144,511	206,528

Cash and cash equivalents at end of period	$144,595	$130,160

Supplemental disclosure of cash flow information
Cash paid for interest	$58,283	$58,145

Cash paid for income taxes, net	$17,587	$7,513

Supplemental disclosure of non-cash investing and financing activities
Capital lease obligations resulting from acquisitions	$9,559	$—

See accompanying notes.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. ORGANIZATION AND BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements as of and for the quarters and nine months ended June 30, 2011 and 2010, reflect the financial position, results of operations and cash flows of IASIS Healthcare LLC (“IASIS” or the “Company”). The Company’s sole member and parent company is IASIS Healthcare Corporation (“Holdings” or “IAS”).
IASIS owns and operates medium-sized acute care hospitals in high-growth urban and suburban markets. At June 30, 2011, the Company owned or leased 18 acute care hospital facilities and one behavioral health hospital facility, with a total of 4,362 licensed beds, located in seven regions:
•	Salt Lake City, Utah;
•	Phoenix, Arizona;
•	Tampa-St. Petersburg, Florida;
•	five cities in Texas, including Houston and San Antonio;
•	Las Vegas, Nevada;
•	West Monroe, Louisiana; and
•	Woodland Park, Colorado.
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

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
General and Administrative
The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include the IASIS corporate office costs, which were $12.7 million and $7.7 million for the quarters ended June 30, 2011 and 2010, respectively, and $33.5 million and $27.0 million for the nine months ended June 30, 2011 and 2010, respectively.
Subsequent Events Consideration
The Company has evaluated its financial statements and disclosures for the impact of subsequent events up to the date of filing its quarterly report on Form 10-Q with the Securities and Exchange Commission.
2. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
On May 3, 2011, the Company completed a transaction to refinance its then existing debt (the “Refinancing”). The Refinancing included $1.325 billion in new senior secured credit facilities and the issuance by the Company, together with its wholly owned subsidiary IASIS Capital Corporation (“IASIS Capital”), of $850.0 million aggregate principal amount of 8.375% senior notes due 2019 (the “Senior Notes”). Proceeds from the Refinancing were used to refinance amounts outstanding under the Company’s then existing credit facilities; fund a cash tender offer to repurchase any and all of the Company’s $475.0 million aggregate principal amount of 8 3/4% senior subordinated notes due 2014; repay in full the Holdings Senior Paid-in-Kind (“PIK”) Loans held at IAS; pay fees and expenses associated with the Refinancing; and raise capital for general corporate purposes.
As part of the Refinancing, the Company distributed $632.9 million to IAS, which is comprised of $402.9 million to fund the repayment of the Holdings Senior PIK Loans, including interest that had accrued to the principal balance of the loans totaling $102.9 million, and $230.0 million to be held for future acquisitions and strategic growth initiatives, as well as potential distributions to the equity holders of IAS.
Long-term debt and capital lease obligations consist of the following (in thousands):

	June 30,	September 30,
	2011	2010
Senior secured term loan facility	$1,017,435	$570,260
Senior Notes	843,983	—
8 3/4% senior subordinated notes due 2014	—	475,000
Capital leases and other obligations	20,015	6,318

	1,881,433	1,051,578

Less current maturities	13,973	6,691

	$1,867,460	$1,044,887

As of June 30, 2011, the senior secured term loan facility balance reflects an original issue discount (“OID”) of $5.0 million, which is net of accumulated amortization of $122,000. The Senior Notes balance reflects an OID of $6.0 million, which is net of accumulated amortization of $128,000.
In connection with the Refinancing, the Company incurred a loss on extinguishment of debt totaling $23.1 million, which is included in the accompanying unaudited condensed consolidated statements of operations for the quarter and nine months ended June 30, 2011. The loss on extinguishment of debt included the write-off of $8.3 million in existing deferred financing costs, $4.9 million in creditor fees and $9.9 million in redemption premiums associated with the repurchase of the 8 3/4% senior subordinated notes due 2014. Additionally, the Company incurred $36.5 million in creditor fees and other related costs that have been included in other assets in the accompanying unaudited condensed consolidated balance sheet at June 30, 2011.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
$1.325 Billion Senior Secured Credit Facilities
In connection with the Refinancing, the Company entered into a new senior credit agreement (the “Restated Credit Agreement”). The Restated Credit Agreement provides for senior secured financing of up to $1.325 billion consisting of (1) a $1.025 billion senior secured term loan facility with a seven-year maturity and (2) a $300.0 million senior secured revolving credit facility with a five-year maturity, of which up to $150.0 million may be utilized for the issuance of letters of credit (together, the “Senior Secured Credit Facilities”). Principal under the senior secured term loan facility is due in consecutive equal quarterly installments in an aggregate annual amount equal to 1% of the principal amount outstanding at the closing of the Refinancing, with the remaining balance due upon maturity of the senior secured term loan facility. The senior secured revolving credit facility does not require installment payments.
Borrowings under the senior secured term loan facility bear interest at a rate per annum equal to, at the Company’s option, either (1) a base rate (the “base rate”) determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of Bank of America, N.A. and (c) a one-month LIBOR rate, subject to a floor of 1.25%, plus 1.00%, in each case, plus a margin of 2.75% per annum or (2) the LIBOR rate for the interest period relevant to such borrowing, subject to a floor of 1.25%, plus a margin of 3.75% per annum. Borrowings under the senior secured revolving credit facility generally bear interest at a rate per annum equal to, at the Company’s option, either (1) the base rate plus a margin of 2.50% per annum, or (2) the LIBOR rate for the interest period relevant to such borrowing plus a margin of 3.50% per annum. In addition to paying interest on outstanding principal under the Senior Secured Credit Facilities, the Company will be required to pay a commitment fee on the unutilized commitments under the senior secured revolving credit facility, as well as pay customary letter of credit fees and agency fees.
The Senior Secured Credit Facilities are unconditionally guaranteed by IAS and certain subsidiaries of the Company (collectively, the “Credit Facility Guarantors”) and are required to be guaranteed by all future material wholly-owned subsidiaries of the Company, subject to certain exceptions. All obligations under the Restated Credit Agreement are secured, subject to certain exceptions, by substantially all of the Company’s assets and the assets of the Credit Facility Guarantors, including (1) a pledge of 100% of the equity interests of the Company and the Credit Facility Guarantors, (2) mortgage liens on all of the Company’s material real property and that of the Credit Facility Guarantors, and (3) all proceeds of the foregoing.
The Restated Credit Agreement requires the Company to mandatorily prepay borrowings under the senior secured term loan facility with net cash proceeds of certain asset dispositions, following certain casualty events, following certain borrowings or debt issuances, and from a percentage of annual excess cash flow.
The Restated Credit Agreement contains certain restrictive covenants, including, among other things: (1) limitations on the incurrence of debt and liens; (2) limitations on investments other than, among other exceptions, certain acquisitions that meet certain conditions; (3) limitations on the sale of assets outside of the ordinary course of business; (5) limitations on dividends and distributions; and (6) limitations on transactions with affiliates, in each case, subject to certain exceptions. The Restated Credit Agreement also contains certain customary events of default, including, without limitation, a failure to make payments under the Senior Secured Credit Facilities, cross-defaults, certain bankruptcy events and certain change of control events.
8.375% Senior Notes due 2019
In connection with the Refinancing, the Company and IASIS Capital (together, the “Issuers”) issued the Senior Notes, which mature on May 15, 2019, pursuant to an indenture, dated as of May 3, 2011, among the Issuers and certain of the Issuers’ wholly owned domestic subsidiaries that guarantee the Senior Secured Credit Facilities (the “Notes Guarantors”) (the “Indenture”). The Indenture provides that the Senior Notes are general unsecured, senior obligations of the Issuers, and initially will be unconditionally guaranteed on a senior unsecured basis.
The Senior Notes bear interest at a rate of 8.375% per annum and will accrue from May 3, 2011. Interest on the Senior Notes is payable semi-annually, in cash in arrears, on May 15 and November 15 of each year, commencing on November 15, 2011.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Company may redeem the Senior Notes, in whole or in part, at any time prior to May 15, 2014, at a price equal to 100% of the aggregate principal amount of the Senior Notes plus a “make-whole” premium and accrued and unpaid interest and special interest, if any, to but excluding the redemption date. In addition, the Company may redeem up to 35% of the Senior Notes before May 15, 2014, with the net cash proceeds from certain equity offerings at a redemption price equal to 108.375% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest and special interest, if any, to but excluding the redemption date, subject to compliance with certain conditions.
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
The Indenture also provides for events of default, which, if any of them occurs, may permit or, in certain circumstances, require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding Senior Notes to be due and payable immediately. If the Company experiences certain kinds of changes of control, it must offer to purchase the Senior Notes at 101% of their principal amount, plus accrued and unpaid interest and special interest, if any, to but excluding the repurchase date. Under certain circumstances, the Company will have the ability to make certain payments to facilitate a change of control transaction and to provide for the assumption of the Senior Notes by a new parent company resulting from such change of control transaction. If such change of control transaction is facilitated, the Issuers will be released from all obligations under the Indenture and the Issuers and the trustee will execute a supplemental indenture effectuating such assumption and release.
Registration Rights Agreement
In connection with the issuance of the Senior Notes, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) that provides holders of the Senior Notes certain rights relating to registration of the Senior Notes under the Securities Act of 1933, as amended (the “Securities Act”).
Pursuant to the Registration Rights Agreement, the Company will file a registration statement on or prior to 180 days after the issuance of the Senior Notes, enabling noteholders to exchange the privately placed notes for publicly registered notes with substantially identical terms; use commercially reasonable efforts to cause the registration statement to become effective on or prior to 270 days after the closing of the offering; and use commercially reasonable efforts to consummate the exchange offer within 30 business days after the effective date of the registration statement, or longer if required by the federal securities laws.
If the Company fails to comply with any of the requirements described above or if the shelf registration statement or the exchange offer registration statement is declared effective but thereafter ceases to be effective or usable (in either case, a “Registration Default”), the annual interest rate borne by the Senior Notes will be increased by 0.25% per annum during the 90-day period immediately following such Registration Default and will increase by 0.25% per annum at the end of each subsequent 90-day period, but in no event shall such increase exceed 1.00% per annum.
3. INTEREST RATE SWAPS
Effective March 2, 2009, the Company executed interest rate swap agreements with Citibank, N.A. and Wachovia Bank, N.A. (currently Wells Fargo Bank, N.A.), as counterparties, with notional amounts totaling $425.0 million, of which $225.0 million expired on February 28, 2011. As of June 30, 2011, two interest rate swap agreements remain in effect with each agreement having a notional amount of $100.0 million expiring on February 29, 2012. The Company entered into its interest rate swap arrangements to mitigate the floating interest rate risk on a portion of its outstanding variable rate debt. Under the remaining agreements, the Company is required to make monthly fixed rate payments to the counterparties, as calculated on the notional amounts, at an annual fixed rate of 2.0%. The counterparties are obligated to make monthly floating rate payments to the Company based on the one-month LIBOR rate.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Company accounts for its interest rate swaps in accordance with the provisions of Financial Accounting Standards Board (“FASB”) authoritative guidance regarding accounting for derivative instruments and hedging activities, which also includes enhanced disclosure requirements. In accordance with these provisions, the Company has designated its interest rate swaps as a cash flow hedge instrument. The Company assesses the effectiveness of its cash flow hedge on a quarterly basis, with any ineffectiveness being measured using the hypothetical derivative method. The Company completed an assessment of its cash flow hedge during the quarters and nine months ended June 30, 2011 and 2010, and determined that the hedge was effective for all periods except the quarter ended June 30, 2011. The hedging ineffectiveness during the quarter ended June 30, 2011, was a result of the Refinancing which established a LIBOR floor applicable to borrowings under the Senior Secured Credit Facilities, the source of the Company’s variable rate debt. Accordingly, a gain resulting from the $695,000 change in fair value of the Company’s interest rate swaps since March 31, 2011, the last period that the hedge was deemed effective, has been reflected as a component of interest expense in the accompanying unaudited condensed consolidated statement of operations. No gain or loss has been reflected in the accompanying unaudited condensed consolidated statements of operations for the periods that the cash flow hedge was determined to be effective.
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
The fair value of the Company’s interest rate swaps at June 30, 2011 and September 30, 2010, reflect liability balances of $2.3 million and $5.7 million, respectively, and are included in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets. The fair value of the Company’s interest rate swaps reflects a liability because the effect of the forward LIBOR curve on future interest payments results in less interest due to the Company under the variable rate component included in the interest rate swap agreements, as compared to the amount due the Company’s counterparties under the fixed interest rate component. Any change in the fair value of the Company’s interest rate swaps, net of income taxes, from inception to March 31, 2011, is included in accumulated other comprehensive loss as a component of member’s equity in the accompanying unaudited condensed consolidated balance sheets. Any change in fair value since March 31, 2011, has been included as a component of interest expense in the accompanying unaudited condensed consolidated statement of operations, as previously described.
4. ACQUISITIONS
Effective May 1, 2011, the Company acquired a 79.1% equity ownership interest in St. Joseph Medical Center (“St. Joseph”), a 792-licensed bed acute care hospital facility located in downtown Houston, Texas, in exchange for cash consideration of $156.8 million, subject to changes in net assets. In accordance with the purchase agreement, independent investors, most of whom are physicians on the medical staff of St. Joseph, retained an aggregate 20.9% ownership interest in the hospital. This acquisition was accounted for as a business combination, which requires the Company to allocate the purchase price to assets acquired or liabilities assumed based on their fair values. The excess of the purchase price allocation over those fair values is recorded as goodwill. The Company is currently working with third party valuation experts to finalize the valuation of acquired assets; therefore, the fair values as recorded in the accompanying unaudited condensed consolidated balance sheet at June 30, 2011, have been estimated based upon the most accurate information available, and are subject to adjustment once the valuation is completed.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Effective October 1, 2010, the Company acquired Brim Holdings, Inc. (“Brim”) in a cash-for-stock transaction valued at $95.0 million, subject to changes in net working capital. Brim operates Wadley Regional Medical Center (“Wadley”), a 370-licensed bed acute care hospital facility located in Texarkana, Texas, and Pikes Peak Regional Hospital, a 15-licensed bed critical access acute care hospital facility, in Woodland Park, Colorado, through operating lease agreements with separate parties. The Brim acquisition was accounted for as a business combination; therefore, the Company allocated the purchase price of these facilities to the assets acquired or liabilities assumed based on their fair values. The excess of the purchase price allocation over those fair values was recorded as goodwill. The Company’s third-party valuation of acquired assets has been finalized, and the appropriate fair values have been reflected in the accompanying unaudited condensed consolidated balance sheet at June 30, 2011.
5. GOODWILL
The following table presents the changes in the carrying amount of goodwill (in thousands):

	Acute	Health
	Care	Choice	Total
Balance at September 30, 2010	$712,486	$5,757	$718,243
Brim acquisition	78,451	—	78,451
St. Joseph acquisition	34,692	—	34,692
Other acquisitions	5,302	—	5,302

Balance at June 30, 2011	$830,931	$5,757	$836,688

See Note 4 for more information regarding the fair value assessment of acquired assets and assumed liabilities.
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

	Quarter Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net earnings	$1,550	$21,343	$34,510	$62,841
Change in fair value of interest rate swaps	—	56	2,708	(1,092)
Change in income tax expense (benefit)	—	(21)	(1,010)	407

Comprehensive income	$1,550	$21,378	$36,208	$62,156

As a result of the Company’s cash flow hedge being deemed ineffective during the quarter ended June 30, 2011, the change in fair value of the Company’s interest rate swaps since March 31, 2011, is included as a component of interest expense in the accompanying unaudited condensed consolidated statement of operations.
The components of accumulated other comprehensive loss, net of income taxes, are as follows (in thousands):

	June 30,	September 30,
	2011	2010

Fair value of interest rate swaps	$(2,999)	$(5,707)
Income tax benefit	1,118	2,128

Accumulated other comprehensive loss	$(1,881)	$(3,579)

The fair value of the Company’s interest rate swaps included as a component of accumulated other comprehensive loss in the table above represents the fair value as of March 31, 2011, the last period the cash flow hedge was deemed effective.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
7. DISTRIBUTION TO PARENT
As part of the Refinancing, the Company distributed $632.9 million to IAS, $402.9 million to fund the repayment of the Holdings Senior PIK Loans, which included interest that had accrued to the principal balance of the loans totaling $102.9 million, and $230.0 million to be held for future acquisitions and strategic growth initiatives, as well as potential distributions to the equity holders of IAS.
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
Professional, General and Workers’ Compensation Liability Risks
The Company is subject to claims and legal actions in the ordinary course of business, including but not limited to claims relating to patient treatment and personal injuries. To cover these types of claims, the Company maintains professional and general liability insurance in excess of self-insured retentions through a commercial insurance carrier in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is currently not a party to any such proceedings that, in the Company’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company expenses an estimate of the costs it expects to incur under the self-insured retention exposure for professional and general liability claims using historical claims data, demographic factors, severity factors, current incident logs and other actuarial analysis. At June 30, 2011 and September 30, 2010, the Company’s professional and general liability accrual for asserted and unasserted claims totaled $65.2 million and $41.6 million, respectively. The semi-annual valuations from the Company’s independent actuary for professional and general liability losses resulted in a change in related estimates for prior periods which increased insurance expense by $948,000 during the nine months ended June 30, 2011, compared to a decrease of $1.9 million during the same prior year period. No changes were reflected in the quarters ended June 30, 2011 and 2010.
The Company is subject to claims and legal actions in the ordinary course of business relating to workers’ compensation matters. To cover these types of claims, the Company maintains workers’ compensation insurance coverage with a self-insured retention. The Company accrues the costs of workers’ compensation claims based upon estimates derived from its claims experience. The semi-annual valuations from the Company’s independent actuary for workers’ compensation losses resulted in a change in related estimates for prior periods which increased benefits expense by $1.2 million and $801,000 during the nine months ended June 30, 2011 and 2010, respectively. No changes were reflected in the quarters ended June 30, 2011 and 2010.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Health Choice
Health Choice has entered into capitated contracts whereby the Plan provides managed healthcare services in exchange for fixed periodic and supplemental payments from the Arizona Health Care Cost Containment System (“AHCCCS”) and the Centers for Medicare & Medicaid Services (“CMS”). These services are provided regardless of the actual costs incurred to provide these services. The Company receives reinsurance and other supplemental payments from AHCCCS to cover certain costs of healthcare services that exceed certain thresholds. The Company believes that current capitated payments received, together with reinsurance and other supplemental payments, are sufficient to pay for the services Health Choice is obligated to deliver. As of June 30, 2011, the Company has provided a performance guaranty in the form of letters of credit totaling $48.3 million for the benefit of AHCCCS to support Health Choice’s obligations under its contract to provide and pay for the healthcare services. The amount of the performance guaranty is generally based, in part, upon the membership in the Plan and the related capitation revenue paid to Health Choice.
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
Other
On March 31, 2008, the United States District Court for the District of Arizona (“District Court”) dismissed with prejudice the qui tam complaint against IAS, our parent company. The qui tam action sought monetary damages and civil penalties under the federal False Claims Act (“FCA”) and included allegations that certain business practices related to physician relationships and the medical necessity of certain procedures resulted in the submission of claims for reimbursement in violation of the FCA. The case dates back to March 2005 and became the subject of a subpoena by the Office of Inspector General in September 2005. In August 2007, the case was unsealed and the U.S. Department of Justice (“DOJ”) declined to intervene. The District Court dismissed the case from the bench at the conclusion of oral arguments on IAS’ motion to dismiss. On April 21, 2008, the District Court issued a written order dismissing the case with prejudice and entering formal judgment for IAS and denying as moot IAS’ motions related to the relator’s misappropriation of information subject to a claim of attorney-client privilege by IAS. Both parties appealed. On August 12, 2010, United States Court of Appeals for the Ninth Circuit reversed the District Court’s dismissal of the qui tam complaint and the District Court’s denial of IAS’ motions concerning the relator’s misappropriation of documents and ordered that the qui tam relator be allowed leave to file a Third Amended Complaint and for the District Court to consider IAS’ motions concerning the relator’s misappropriation of documents. The District Court ordered the qui tam relator to file his Third Amended Complaint by November 22, 2010, and set a schedule for the filing of motions related to the relator’s misappropriation of documents. On October 20, 2010, the qui tam relator filed a motion to transfer this action to the United States District Court for the Eastern District of Texas. On November 22, 2010, the relator filed his Third Amended Complaint. On January 3, 2011, IAS filed its renewed motion for sanctions concerning the relator’s misappropriation of documents and, on January 14, 2011, IAS filed its motion to dismiss the relator’s Third Amended Complaint. On May 4, 2011, the District Court in Arizona heard oral arguments on all pending motions, including IAS’ motion to dismiss and renewed motions for sanctions and the relator’s motion to transfer the action to the United States District Court for the Eastern District of Texas. On June 1, 2011, the District Court in Arizona issued a written order dismissing the relator’s Third Amended Complaint with prejudice. The order also denied the relator’s motion to transfer the case to the Eastern District of Texas, finding that the relator was “attempting to engage in forum shopping,” and denied the relator’s request for leave to further amend the complaint. The District Court expressly reserved decision on the collateral issue of sanctions against the relator and, preliminary to further briefing on IAS’ pending motion for sanctions, directed the relator to return all documents withheld to IAS within 20 days. IAS continues its vigorous pursuit of sanctions and other remedies against the relator related to the misappropriation and misuse of information subject to a claim of attorney-client privilege by IAS. Oral argument on IAS’ pending motion for sanctions currently is set for August 26, 2011. The District Court’s dismissal of this lawsuit with prejudice is appealable and the relator filed a notice of appeal on June 28, 2011. While the District Court’s order in favor of IAS should effectively bring to an end the relator’s qui tam litigation in the District Court that has been pending since March 2005, if the appeal of the District Court’s ruling was resolved in a manner unfavorable to IAS, it could have a material adverse effect on the Company’s business, financial condition and results of operations, including exclusion from the Medicare and Medicaid programs. In addition, the Company may incur material fees, costs and expenses in connection with defending the qui tam action.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Company’s facilities obtain clinical and administrative services from a variety of vendors. One vendor, a medical practice that furnished cardiac catheterization services under contractual arrangements at Mesa General Hospital and St. Luke’s Medical Center through March 31, 2008 and May 31, 2008, respectively, asserted that, because of deferred fee adjustments that it claims were due under these arrangements, it was owed additional amounts for services rendered since April 1, 2006 at both facilities. The Company and the vendor were unable to reach an agreement with respect to the amount of the fee adjustment, if any, that was contractually required, nor with respect to an appropriate methodology for determining such amount. On September 30, 2008, the vendor filed a state court complaint for an aggregate adjustment in excess of the amount accrued by the Company, in addition to certain tort claims. On March 20, 2009, the Company filed a Motion to Dismiss and in the alternative to Compel Arbitration. On July 27, 2009, the court granted the Company’s Motion to Compel Arbitration on the grounds that the issues are to be determined by binding arbitration. On December 24, 2010, after conducting the arbitration hearing, the arbitration panel issued its decision rejecting the fees sought by the vendor, but did not adopt the fees proposed by the Company. The arbitration panel rendered its judgment on the fair market value of the vendor’s services at a point between the amounts the two parties argued were owed. On July 22, 2011, the Company paid $15.0 million to discharge the liability resulting from the arbitration panel’s decision, which includes all amounts required to be paid with respect to the fair market value compensation for services rendered by the vendor, pre-judgment interest and its attorneys’ fees, but excludes consideration of amounts that may be recoverable by the Company from its insurance carrier with respect to the Company’s attorneys fees above its insurance limits. The payment of this claim brings this arbitration dispute to a final resolution.
In November 2010, the DOJ sent a letter to IAS requesting a 12-month tolling agreement in connection with an investigation into Medicare claims submitted by the Company’s hospitals in connection with the implantation of implantable cardioverter defibrillators (“ICDs”) from 2003 through November 2010. At that time, neither the precise number of procedures, number of claims nor the hospitals involved were identified by the DOJ. The Company understands that the government is conducting a national initiative with respect to ICD procedures involving a number of healthcare providers and is seeking information in order to determine if ICD implantation procedures were performed in accordance with Medicare coverage requirements. On January 11, 2011, IAS entered into the tolling agreement with the DOJ and, subsequently, the DOJ has provided IAS with a list of 194 procedures involving ICDs at 14 hospitals which are the subject of further medical necessity review by the DOJ. The Company is cooperating fully with the government and, to date, the DOJ has not asserted any claim against the Company’s hospitals.
9. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In July 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-7, “Health Care Entities ” (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities. ASU 2011-7 requires healthcare organizations to present their provision for doubtful accounts related to patient service revenue as a deduction from revenue, similar to contractual discounts. In addition, all healthcare organizations will be required to provide certain disclosures designed to help users understand how contractual discounts and bad debts affect recorded revenue in both interim and annual financial statements. ASU 2011-7 is required to be applied retrospectively and is effective for public companies for fiscal years, and interim periods within those years, beginning December 15, 2011, with early adoption permitted. ASU 2011-7 is effective for the Company’s fiscal year beginning October 1, 2012, and is not expected to significantly impact the Company’s financial position, results of operations or cash flows, although it will change the presentation of the Company’s revenues on its statements of operations, as well as requiring additional disclosures.
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
In August 2010, the FASB issued ASU No. 2010-23, “Health Care Entities” (Topic 954): Measuring Charity Care for Disclosure. Due to the lack of comparability existing as a result of the use of either revenue or cost as the basis for disclosure of charity care, this ASU standardizes cost as the basis for charity care disclosures and specifies the elements of cost to be used in charity care disclosures. ASU 2010-23 is effective for the Company’s fiscal year beginning October 1, 2011, and is not expected to significantly impact the Company’s financial statement disclosures.

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

	For the Quarter Ended June 30, 2011
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue	$529,844	$—	$—	$529,844
Premium revenue	—	188,765	—	188,765
Revenue between segments	3,065	—	(3,065)	—

Net revenue	532,909	188,765	(3,065)	718,609

Salaries and benefits (excludes stock-based compensation)	205,509	5,275	—	210,784
Supplies	83,010	61	—	83,071
Medical claims	—	158,950	(3,065)	155,885
Other operating expenses	108,658	6,120	—	114,778
Provision for bad debts	60,685	—	—	60,685
Rentals and leases	11,378	396	—	11,774

Adjusted EBITDA (1)	63,669	17,963	—	81,632

Interest expense, net	27,597	—	—	27,597
Depreciation and amortization	25,425	887	—	26,312
Stock-based compensation	330	—	—	330
Management fees	1,250	—	—	1,250
Loss on extinguishment of debt	23,075	—	—	23,075

Earnings (loss) from continuing operations before loss on disposal of assets and income taxes	(14,008)	17,076	—	3,068
Loss on disposal of assets, net	(114)	—	—	(114)

Earnings (loss) from continuing operations before income taxes	$(14,122)	$17,076	$—	$2,954

	For the Quarter Ended June 30, 2010
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue	$438,211	$—	$—	$438,211
Premium revenue	—	199,777	—	199,777
Revenue between segments	2,319	—	(2,319)	—

Net revenue	440,530	199,777	(2,319)	637,988

Salaries and benefits (excludes stock-based compensation)	165,051	4,866	—	169,917
Supplies	66,293	40	—	66,333
Medical claims	—	174,350	(2,319)	172,031
Other operating expenses	87,451	6,128	—	93,579
Provision for bad debts	49,416	—	—	49,416
Rentals and leases	9,650	417	—	10,067

Adjusted EBITDA(1)	62,669	13,976	—	76,645

Interest expense, net	16,711	—	—	16,711
Depreciation and amortization	23,115	892	—	24,007
Stock-based compensation	118	—	—	118
Management fees	1,250	—	—	1,250

Earnings from continuing operations before loss on disposal of assets and income taxes	21,475	13,084	—	34,559
Loss on disposal of assets, net	(149)	—	—	(149)

Earnings from continuing operations before income taxes	$21,326	$13,084	$—	$34,410

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the Nine Months Ended June 30, 2011
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue	$1,489,432	$—	$—	$1,489,432
Premium revenue	—	580,917	—	580,917
Revenue between segments	8,532	—	(8,532)	—

Net revenue	1,497,964	580,917	(8,532)	2,070,349

Salaries and benefits (excludes stock-based compensation)	580,228	15,471	—	595,699
Supplies	237,274	157	—	237,431
Medical claims	—	493,167	(8,532)	484,635
Other operating expenses	295,913	19,341	—	315,254
Provision for bad debts	175,100	—	—	175,100
Rentals and leases	32,991	1,238	—	34,229

Adjusted EBITDA (1)	176,458	51,543	—	228,001

Interest expense, net	60,984	—	—	60,984
Depreciation and amortization	72,273	2,669	—	74,942
Stock-based compensation	1,364	—	—	1,364
Management fees	3,750	—	—	3,750
Loss on extinguishment of debt	23,075	—	—	23,075

Earnings from continuing operations before gain on disposal of assets and income taxes	15,012	48,874	—	63,886
Gain on disposal of assets, net	771	—	—	771

Earnings from continuing operations before income taxes	$15,783	$48,874	$—	$64,657

Segment assets	$2,368,758	$318,042		$2,686,800

Capital expenditures	$64,104	$371		$64,475

Goodwill	$830,931	$5,757		$836,688

	For the Nine Months Ended June 30, 2010
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue	$1,300,445	$—	$—	$1,300,445
Premium revenue	—	591,022	—	591,022
Revenue between segments	8,331	—	(8,331)	—

Net revenue	1,308,776	591,022	(8,331)	1,891,467

Salaries and benefits (excludes stock-based compensation)	497,916	14,405	—	512,321
Supplies	200,030	137	—	200,167
Medical claims	—	519,023	(8,331)	510,692
Other operating expenses	248,380	18,474	—	266,854
Provision for bad debts	142,901	—	—	142,901
Rentals and leases	29,334	1,153	—	30,487

Adjusted EBITDA(1)	190,215	37,830	—	228,045

Interest expense, net	50,065	—	—	50,065
Depreciation and amortization	69,240	2,669	—	71,909
Stock-based compensation	2,367	—	—	2,367
Management fees	3,750	—	—	3,750

Earnings from continuing operations before loss on disposal of assets and income taxes	64,793	35,161	—	99,954
Loss on disposal of assets, net	(206)	—	—	(206)

Earnings from continuing operations before income taxes	$64,587	$35,161	$—	$99,748

Segment assets	$2,006,311	$293,150		$2,299,461

Capital expenditures	$53,288	$177		$53,465

Goodwill	$712,163	$5,757		$717,920

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Adjusted EBITDA represents net earnings from continuing operations before interest expense, income tax expense, depreciation and amortization, stock-based compensation, gain (loss) on disposal of assets, loss on extinguishment of debt and management fees. Management fees represent monitoring and advisory fees paid to TPG, the Company’s majority financial sponsor, and certain other members of IASIS Investment LLC, majority shareholder of IAS. Management routinely calculates and communicates adjusted EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within the healthcare industry to evaluate hospital performance, allocate resources and measure leverage capacity and debt service ability. In addition, the Company uses adjusted EBITDA as a measure of performance for its business segments and for incentive compensation purposes. Adjusted EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net earnings, cash flows generated by operating, investing, or financing activities or other financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance or liquidity. Adjusted EBITDA, as presented, differs from what is defined under the Company’s senior secured credit facilities and may not be comparable to similarly titled measures of other companies.
11. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
The Senior Notes described in Note 2 are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s existing domestic subsidiaries, other than non-guarantor subsidiaries which include Health Choice and the Company’s non-wholly owned subsidiaries.
Effective October 1, 2010, the operations and net assets of Wadley, acquired as part of the Brim acquisition, are included in the subsidiary non-guarantor information in the following summarized unaudited condensed consolidating financial statements.
Effective May 1, 2011, the operations and net assets of St. Joseph are included in the subsidiary non-guarantor information in the following summarized unaudited condensed consolidating financial statements.
Summarized condensed consolidating balance sheets at June 30, 2011 and September 30, 2010, condensed consolidating statements of operations for the quarters and nine months ended June 30, 2011 and 2010, and condensed consolidating statements of cash flows for the nine months ended June 30, 2011 and 2010, for the Company, segregating the parent company issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, are found below. Prior year amounts have been reclassified to conform to the current year presentation.

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Balance Sheet (unaudited)
June 30, 2011
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$136,874	$7,721	$—	$144,595
Accounts receivable, net	—	109,608	186,215	—	295,823
Inventories	—	24,015	41,431	—	65,446
Deferred income taxes	31,565	—	—	—	31,565
Prepaid expenses and other current assets	—	33,823	54,581	—	88,404

Total current assets	31,565	304,320	289,948	—	625,833

Property and equipment, net	—	347,698	781,453	—	1,129,151
Intercompany	—	(269,735)	269,735	—	—
Net investment in and advances to subsidiaries	2,030,278	—	—	(2,030,278)	—
Goodwill	7,701	99,663	729,324	—	836,688
Other intangible assets, net	—	8,635	24,750	—	33,385
Other assets, net	37,589	(24,978)	49,132	—	61,743

Total assets	$2,107,133	$465,603	$2,144,342	$(2,030,278)	$2,686,800

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$31,947	$76,720	$—	$108,667
Salaries and benefits payable	—	30,372	34,674	—	65,046
Accrued interest payable	11,994	(3,222)	3,222	—	11,994
Medical claims payable	—	—	99,530	—	99,530
Other accrued expenses and other current liabilities	—	42,216	54,697	—	96,913
Current portion of long-term debt and capital lease obligations	10,250	3,723	25,036	(25,036)	13,973

Total current liabilities	22,244	105,036	293,879	(25,036)	396,123

Long-term debt and capital lease obligations	1,851,167	16,293	674,685	(674,685)	1,867,460
Deferred income taxes	118,380	—	—	—	118,380
Other long-term liabilities	—	81,593	625	—	82,218

Total liabilities	1,991,791	202,922	969,189	(699,721)	2,464,181

Non-controlling interests with redemption rights	—	97,443	—	—	97,443

Equity:
Member’s equity	115,342	155,404	1,175,153	(1,330,557)	115,342
Non-controlling interests	—	9,834	—	—	9,834

Total equity	115,342	165,238	1,175,153	(1,330,557)	125,176

Total liabilities and equity	$2,107,133	$465,603	$2,144,342	$(2,030,278)	$2,686,800

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

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations (unaudited)
For the Quarter Ended June 30, 2011
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue
Acute care revenue	$—	$192,609	$340,300	$(3,065)	$529,844
Premium revenue	—	—	188,765	—	188,765

Total net revenue	—	192,609	529,065	(3,065)	718,609

Costs and expenses
Salaries and benefits	—	95,012	116,102	—	211,114
Supplies	—	32,413	50,658	—	83,071
Medical claims	—	—	158,950	(3,065)	155,885
Other operating expenses	—	35,306	79,472	—	114,778
Provision for bad debts	—	24,538	36,147	—	60,685
Rentals and leases	—	4,842	6,932	—	11,774
Interest expense, net	27,597	—	12,002	(12,002)	27,597
Depreciation and amortization	—	10,429	15,883	—	26,312
Management fees	1,250	(7,313)	7,313	—	1,250
Loss on extinguishment of debt	23,075	—	—	—	23,075
Equity in earnings of affiliates	(39,530)	—	—	39,530	—

Total costs and expenses	12,392	195,227	483,459	24,463	715,541

Earnings (loss) from continuing operations before loss on disposal of assets and income taxes	(12,392)	(2,618)	45,606	(27,528)	3,068
Loss on disposal of assets, net	—	(72)	(42)	—	(114)

Earnings (loss) from continuing operations before income taxes	(12,392)	(2,690)	45,564	(27,528)	2,954
Income tax expense	82	—	1,307	—	1,389

Net earnings (loss) from continuing operations	(12,474)	(2,690)	44,257	(27,528)	1,565
Earnings (loss) from discontinued operations, net of income taxes	9	(23)	(1)	—	(15)

Net earnings (loss)	(12,465)	(2,713)	44,256	(27,528)	1,550
Net earnings attributable to non-controlling interests	—	(2,013)	—	—	(2,013)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(12,465)	$(4,726)	$44,256	$(27,528)	$(463)

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations (unaudited)
For the Quarter Ended June 30, 2010
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

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations (unaudited)
For the Nine Months Ended June 30, 2011
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue
Acute care revenue	$—	$565,412	$932,552	$(8,532)	$1,489,432
Premium revenue	—	—	580,917	—	580,917

Total net revenue	—	565,412	1,513,469	(8,532)	2,070,349

Costs and expenses
Salaries and benefits	—	283,860	313,203	—	597,063
Supplies	—	94,713	142,718	—	237,431
Medical claims	—	—	493,167	(8,532)	484,635
Other operating expenses	—	101,805	213,449	—	315,254
Provision for bad debts	—	72,180	102,920	—	175,100
Rentals and leases	—	14,167	20,062	—	34,229
Interest expense, net	60,984	—	32,937	(32,937)	60,984
Depreciation and amortization	—	30,376	44,566	—	74,942
Management fees	3,750	(19,900)	19,900	—	3,750
Loss on extinguishment of debt	23,075	—	—	—	23,075
Equity in earnings of affiliates	(102,349)	—	—	102,349	—

Total costs and expenses	(14,540)	577,201	1,382,922	60,880	2,006,463

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	14,540	(11,789)	130,547	(69,412)	63,886
Gain on disposal of assets, net	—	420	351	—	771

Earnings (loss) from continuing operations before income taxes	14,540	(11,369)	130,898	(69,412)	64,657
Income tax expense	22,771	—	1,307	—	24,078

Net earnings (loss) from continuing operations	(8,231)	(11,369)	129,591	(69,412)	40,579
Earnings (loss) from discontinued operations, net of income taxes	3,603	(9,612)	(60)	—	(6,069)

Net earnings (loss)	(4,628)	(20,981)	129,531	(69,412)	34,510
Net earnings attributable to non-controlling interests	—	(6,201)	—	—	(6,201)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(4,628)	$(27,182)	$129,531	$(69,412)	$28,309

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Operations (unaudited)
For the Nine Months Ended June 30, 2010
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

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Cash Flows (unaudited)
For the Nine Months Ended June 30, 2011
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net earnings (loss)	$(4,628)	$(20,981)	$129,531	$(69,412)	$34,510
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	30,376	44,566	—	74,942
Amortization of loan costs	4,319	—	—	—	4,319
Stock-based compensation	1,364	—	—	—	1,364
Deferred income taxes	899	—	—	—	899
Income tax benefit from parent company interest	7,201	—	—	—	7,201
Fair value change in interest rate swaps	(695)	—	—	—	(695)
Gain on disposal of assets, net	—	(420)	(351)	—	(771)
Loss (earnings) from discontinued operations, net	(3,603)	9,612	60	—	6,069
Loss on extinguishment of debt	23,075	—	—	—	23,075
Equity in earnings of affiliates	(102,349)	—	—	102,349	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	—	(25,039)	(7,455)	—	(32,494)
Inventories, prepaid expenses and other current assets	—	(39,764)	26,192	—	(13,572)
Accounts payable, other accrued expenses and other accrued liabilities	(542)	41,615	(52,528)	—	(11,455)

Net cash provided by (used in) operating activities — continuing operations	(74,959)	(4,601)	140,015	32,937	93,392
Net cash provided by (used in) operating activities — discontinued operations	3,603	(343)	—	—	3,260

Net cash provided by (used in) operating activities	(71,356)	(4,944)	140,015	32,937	96,652

Cash flows from investing activities
Purchases of property and equipment, net	—	(29,328)	(35,147)	—	(64,475)
Cash paid for acquisitions, net	—	(154,022)	(1,406)	—	(155,428)
Proceeds from sale of assets	—	12	138	—	150
Change in other assets, net	—	(4,689)	6,074	—	1,385

Net cash used in investing activities	—	(188,027)	(30,341)	—	(218,368)

Cash flows from financing activities
Proceeds from refinancing	1,863,730	—	—	—	1,863,730
Payment of debt and capital lease obligations	(1,048,034)	—	(1,513)	—	(1,049,547)
Debt financing costs incurred	(51,308)	—	—	—	(51,308)
Distributions to parent company in connection with refinancing	(632,866)	—	—	—	(632,866)
Distributions to non-controlling interests	—	(7,395)	—	—	(7,395)
Costs paid for repurchase of non-controlling interests	—	(814)	—	—	(814)
Change in intercompany balances with affiliates, net	(60,166)	194,455	(101,352)	(32,937)	—

Net cash provided by (used in) financing activities	71,356	186,246	(102,865)	(32,937)	121,800

Change in cash and cash equivalents	—	(6,725)	6,809	—	84
Cash and cash equivalents at beginning of period	—	143,599	912	—	144,511

Cash and cash equivalents at end of period	$—	$136,874	$7,721	$—	$144,595

IASIS HEALTHCARE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
IASIS Healthcare LLC
Condensed Consolidating Statement of Cash Flows (unaudited)
For the Nine Months Ended June 30, 2010
(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net earnings (loss)	$25,892	$(6,874)	$128,972	$(85,149)	$62,841
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	30,129	41,780	—	71,909
Amortization of loan costs	2,356	—	—	—	2,356
Stock-based compensation	2,367	—	—	—	2,367
Deferred income taxes	23,839	—	—	—	23,839
Income tax benefit from stock-based compensation	(1,770)	—	—	—	(1,770)
Income tax benefit from parent company interest	4,989	—	—	—	4,989
Loss (gain) on disposal of assets, net	—	(28)	234	—	206
Loss (earnings) from discontinued operations, net	(216)	571	8	—	363
Equity in earnings of affiliates	(116,035)	—	—	116,035	—
Changes in operating assets and liabilities, net of the effect of dispositions:
Accounts receivable, net	—	1,385	7,769	—	9,154
Inventories, prepaid expenses and other current assets	—	(3,798)	(71,111)	—	(74,909)
Accounts payable, other accrued expenses and other accrued liabilities	(8,613)	13,557	8,193	—	13,137

Net cash provided by (used in) operating activities — continuing operations	(67,191)	34,942	115,845	30,886	114,482
Net cash used in operating activities — discontinued operations	(216)	(351)	—	—	(567)

Net cash provided by (used in) operating activities	(67,407)	34,591	115,845	30,886	113,915

Cash flows from investing activities
Purchases of property and equipment, net	—	(31,626)	(21,839)	—	(53,465)
Proceeds from sale of assets	—	19	31	—	50
Change in other assets, net	—	1,960	(104)	—	1,856

Net cash used in investing activities	—	(29,647)	(21,912)	—	(51,559)

Cash flows from financing activities
Payment of debt and capital lease obligations	(6,079)	—	(693)	—	(6,772)
Distribution to parent company in connection with the repurchase of equity, net	(124,962)	—	—	—	(124,962)
Distributions to non-controlling interests	—	(179)	(6,742)	—	(6,921)
Costs paid for repurchase of non-controlling interests	—	(69)	—	—	(69)
Change in intercompany balances with affiliates, net	198,448	(81,064)	(86,498)	(30,886)	—

Net cash provided by (used in) financing activities	67,407	(81,312)	(93,933)	(30,886)	(138,724)

Change in cash and cash equivalents	—	(76,368)	—	—	(76,368)
Cash and cash equivalents at beginning of period	—	206,331	197	—	206,528

Cash and cash equivalents at end of period	$—	$129,963	$197	$—	$130,160

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements, the notes to our unaudited condensed consolidated financial statements and the other financial information appearing elsewhere in this report. Data for the quarters and nine months ended June 30, 2011 and 2010, has been derived from our unaudited condensed consolidated financial statements. References herein to “we,” “our” and “us” are to IASIS Healthcare LLC and its subsidiaries. References herein to “IAS” are to IASIS Healthcare Corporation, our parent company.
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

EXECUTIVE OVERVIEW
We are a leading owner and operator of medium-sized acute care hospitals in high-growth urban and suburban markets. We operate our hospitals with a strong community focus by offering and developing healthcare services targeted to the needs of the markets we serve, promoting strong relationships with physicians and working with local managed care plans. At June 30, 2011, we owned or leased 18 acute care hospital facilities and one behavioral health hospital facility, with a total of 4,362 licensed beds, located in seven regions:
•	Salt Lake City, Utah;
•	Phoenix, Arizona;
•	Tampa-St. Petersburg, Florida;
•	five cities in Texas, including Houston and San Antonio;
•	Las Vegas, Nevada;
•	West Monroe, Louisiana; and
•	Woodland Park, Colorado.
We also own and operate Health Choice, a Medicaid and Medicare managed health plan in Phoenix, Arizona, that serves over 197,000 members.
On May 3, 2011, we completed a transaction to refinance our then existing debt (the “Refinancing”). The Refinancing included $1.325 billion in new senior secured credit facilities and the issuance by us, together with our wholly owned subsidiary IASIS Capital Corporation (“IASIS Capital”), of $850.0 million aggregate principal amount of 8.375% senior notes due 2019. Proceeds from the Refinancing were used to refinance amounts outstanding under our then existing credit facilities; fund a cash tender offer to repurchase any and all of our $475.0 million aggregate principal amount of 8 3/4% senior subordinated notes due 2014; repay in full the senior paid-in-kind loans of IAS; pay fees and expenses associated with the Refinancing; and raise capital for general corporate purposes, including future acquisitions and strategic growth initiatives, as well as potential distributions to the equity holders of IAS. In connection with the Refinancing, we incurred a loss on extinguishment of debt totaling $23.1 million, along with an increase in interest costs primarily resulting from the additional outstanding debt associated with the transaction.
Effective May 1, 2011, we acquired a 79.1% equity ownership interest in St. Joseph Medical Center (“St. Joseph”) in downtown Houston, Texas, in exchange for cash consideration of $156.8 million, subject to changes in net assets. In accordance with the purchase agreement, independent investors, most of whom are physicians on the medical staff of St. Joseph, retained an aggregate 20.9% ownership interest in the hospital. St. Joseph is a 792-licensed bed acute care hospital facility that generates approximately $245.0 million in annual net revenue.
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
Payor Mix Shift
Like others in the hospital industry, we have experienced a shift in our patient volumes and revenue from commercial and managed care payors to self-pay and Medicaid, including managed Medicaid. This has resulted in pressures on pricing and operating margins created from expending the same amount of resources to provide patient care, but for less reimbursement. This shift is reflective of continued high unemployment and the resulting increases in states’ Medicaid rolls and the uninsured population. Additionally, we have recently experienced growth in our self-pay revenue, resulting in large part, from increased volume and acuity levels associated with uninsured patient decisions to defer non-emergent healthcare needs. The decline in managed care volume and revenue mix is not only indicative of the depressed labor market, but also utilization behavior of the insured population resulting from higher deductible and co-insurance plans implemented by employers, which, in turn, has resulted in the deferral of elective and non-emergent procedures. Given the high rate of unemployment and its impact on the economy, particularly in the markets we serve, we expect the elevated levels in our self-pay and Medicaid payor mixes to continue until the U.S. economy experiences an economic recovery that includes job growth and a meaningful decline in unemployment.
State Medicaid Budgets
The states in which we operate have experienced budget constraints as a result of increased costs and lower than expected tax collections. Many states have experienced or project near term shortfalls in their budgets, and economic conditions may increase these budget pressures. Health and human services programs, including Medicaid and similar programs, represent a significant portion of state budgets. The states in which we operate continue to respond to these budget concerns, most recently Texas and Arizona, by decreasing funding for Medicaid and other healthcare programs or making structural changes that have resulted in a reduction in hospital reimbursement. In addition, many states are seeking waivers from the Centers for Medicare and Medicaid Services (“CMS”) in order to implement or expand managed Medicaid programs.
In July 2011, in connection with the state’s reduced funding for Medicaid services in fiscal 2012, the Texas Health and Human Services Commission (“THHSC”) issued a final rule implementing a statewide acute care hospital inpatient Standard Dollar Amount (“SDA”) rate, along with an 8% reduction in Medicaid hospital outpatient reimbursement. The THHSC also rebased all MS-DRG relative weights concurrent with this SDA rate change. The new statewide SDA rate includes certain add-on adjustments for geographic wage-index, indirect medical education and trauma services. However, the new statewide SDA rate does not include add-on adjustments for higher acuity services, such as neonatal and other women’s services, which are utilized by a majority of the Medicaid patients we serve at our Texas hospitals.

As Arizona continues working to eliminate its budget deficit, its current budget for fiscal 2011 included reimbursement cuts, including elimination of Medicaid coverage for some services and a cut of up to 5% for all Medicaid providers, which began in April 2011. The Governor has signed the state’s fiscal 2012 budget legislation, which includes another 5% cut to provider reimbursement effective October 1, 2011, and a reduction of approximately 160,000 eligible Medicaid beneficiaries, which represents approximately 11.5% of the total Medicaid population in the state and includes approximately 100,000 childless adults. This reduction in eligible enrollees is to be accomplished over a twelve month period, beginning July 2011, through enrollment caps, attrition and more stringent eligibility requirements. While these structural changes to the Medicaid program have been included in Arizona’s approved fiscal 2012 budget, these changes require CMS approval under the confines of the Health Reform Law. Arizona has received a waiver from CMS which eliminates Medicaid coverage for the estimated 100,000 childless adults, and is currently waiting approval on the remaining 60,000 eligible beneficiaries, which represent families with income levels that fall between 75% and 100% of the federal poverty level. Additionally, AHCCCS has proposed a gain sharing plan, the details of which have not been finalized, which would be implemented through an annual reconciliation process with the managed Medicaid health plans. If additional Medicaid spending cuts or other program changes are implemented in the future in Arizona or other states in which we operate, our revenue and earnings could be significantly impacted.
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
Uncompensated Care
Like others in the hospital industry, we continue to experience high levels of uncompensated care, including charity care and bad debts. These elevated levels are driven by the number of uninsured and under-insured patients seeking care at our hospitals, the increased acuity levels at which these patients are presenting for treatment, primarily resulting from economic pressures and their related decisions to defer care, increasing healthcare costs and other factors beyond our control, such as increases in the amount of co-payments and deductibles as employers continue to pass more of these costs on to their employees. In addition, as a result of high unemployment and its continued impact on the economy, we believe that our hospitals may continue to experience high levels of or possibly growth in bad debts and charity care. During the quarter and nine months ended June 30, 2011, our uncompensated care as a percentage of acute care revenue, which includes the impact of uninsured discounts and charity care, was 18.5% and 18.1%, respectively, compared to 16.7% and 16.0% in the same prior year periods.
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
We anticipate that if we experience further growth in uninsured volume and revenue over the near-term, including increased acuity levels and continued increases in co-payments and deductibles for insured patients, our uncompensated care will increase and our results of operations could be adversely affected.
The percentages of our insured and uninsured gross hospital receivables (prior to allowances for contractual adjustments and doubtful accounts) are summarized as follows:

	June 30,	September 30,
	2011	2010
Insured receivables	63.3%	61.8%
Uninsured receivables	36.7%	38.2%

Total	100.0%	100.0%

The percentages in the table above are calculated using gross receivable balances. Uninsured receivables and insured receivables are net of discounts and contractual adjustments recorded at the time of billing.
The percentages of our gross hospital receivables in summarized aging categories are as follows:

	June 30,	September 30,
	2011	2010
0 to 90 days	70.3%	71.9%
91 to 180 days	18.5%	17.8%
Over 180 days	11.2%	10.3%

Total	100.0%	100.0%

The shift in the age of our gross hospital receivables is primarily the result of delays in payments from Medicaid and managed care organizations, as such payors implement administrative delays, including increased efforts related to utilization reviews.
Revenue and Volume Trends
Net revenue for the quarter ended June 30, 2011, increased 12.6% to $718.6 million, compared to $638.0 million in the prior year quarter. Net revenue for the nine months ended June 30, 2011, increased 9.5% to $2.1 billion, compared to $1.9 billion in the prior year period. Net revenue is comprised of acute care and premium revenue. Acute care revenue, which includes the impact of the Brim acquisition effective October 1, 2010 and the St. Joseph acquisition effective May 1, 2011, contributed $91.6 million and $189.0 million to the increase in total net revenue for the quarter and nine months ended June 30, 2011, respectively, while premium revenue at Health Choice declined $11.0 million and $10.1 million for the same periods, respectively.
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
Certain of our acute care hospitals receive supplemental Medicaid reimbursement, including reimbursement from programs for participating private hospitals that enter into indigent care affiliation agreements with public hospitals or county governments in the state of Texas. Under the CMS approved programs, affiliated hospitals, including our Texas hospitals, have expanded the community healthcare safety net by providing indigent healthcare services. Participation in indigent care affiliation agreements by our Texas hospitals has resulted in an increase in acute care revenue by virtue of the hospitals’ entitlement to supplemental Medicaid inpatient reimbursement. Revenue recognized under these Texas private supplemental Medicaid reimbursement programs for the quarter and nine months ended June 30, 2011, was $22.4 million and $60.2 million, respectively, compared to $22.4 million and $60.1 million in the same prior year periods. The Texas private supplemental Medicaid reimbursement programs are currently being reviewed by the THHSC, which is seeking a waiver from CMS to replace the state’s current private supplemental reimbursement programs through the expansion of its managed Medicaid program. These efforts could result in the restructuring of the administration and funding of the private supplemental reimbursement programs. However, due to the uncertainty that the waiver request will be approved by CMS and the nature of ongoing deliberations with advocacy groups, we are unable to estimate the impact, if any, this will have on our revenue and earnings.
The American Recovery and Reinvestment Act of 2009 provides for Medicare and Medicaid incentive payments beginning in calendar 2011 for eligible hospitals and professionals that implement certified electronic health record (“EHR”) technology and adopt the related meaningful use requirements. We will recognize revenues related to the Medicare or Medicaid incentive payments as we are able to complete attestations as to our eligible hospitals adopting, implementing or demonstrating meaningful use of certified EHR technology. We have recognized revenue of $8.1 million related to Medicaid incentive payments during the quarter ended June 30, 2011, which have helped to mitigate some of the pressure we have experienced resulting from the impact of recent Medicaid reimbursement cuts. We have incurred and will continue to incur both capital costs and operating expenses in order to implement our certified EHR technology and meet meaningful use requirements. These costs and expenses are projected to continue over all stages of our certified EHR technology and meaningful use implementation. As a result, the timing of the expense recognition will not correlate with the receipt of the incentive payments and the recognition of revenues. We have incurred operating expenses to implement our certified EHR technology and meet meaningful use requirements of approximately $3.1 million during the nine months ended June 30, 2011. There can be no assurance that we will be able to demonstrate meaningful use of certified EHR technology, and the failure to do so could have a material adverse effect on our results of operations.
Admissions increased 20.0% and 10.2% for the quarter and nine months ended June 30, 2011, respectively, compared to the same prior year periods. Adjusted admissions increased 20.0% and 12.9% for the quarter and nine months ended June 30, 2011, respectively, compared to the same prior year periods. On a same-facility basis, admissions increased 0.9% and declined 1.5% for the quarter and nine months ended June 30, 2011, respectively, compared to the same prior year periods, while adjusted admissions increased 0.8% and 0.4% for the quarter and nine months ended June 30, 2011, respectively, compared to the same prior year periods.
On a same-facility basis, our quarter and year-to-date inpatient volume has benefitted from an increase in surgeries, particularly inpatient procedures which increased 5.1% and 0.4% for the quarter and nine months ended June 30, 2011, and psychiatric services which increased 11.8% and 8.7% for the same periods, respectively, each compared to the same prior year periods. However, hospital volumes continue to be negatively impacted, in part, by an overall industry-wide decline in obstetric related services, the impact of high unemployment and patient decisions to defer or cancel elective procedures, general primary care and other non-emergent healthcare procedures until their conditions become more acute, all resulting from the impact of the current economic environment. The deferral of non-emergent procedures has also been facilitated by an increase in the number of high deductible employer sponsored health plans, which ultimately shifts more of the medical cost responsibility onto the patient.
We believe our volumes over the long-term will grow as a result of our business strategies, including the strategic deployment of capital, the continued investment in our physician alignment strategy, the development of increased access points of care, including physician clinics, urgent care centers, outpatient imaging centers and ambulatory surgery centers, our increased marketing efforts to promote our commitment to quality and patient satisfaction, and the general aging of the population.
The sources of our net patient revenue by payor are summarized as follows:

	Quarter		Nine Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Medicare	24.8%	22.9%	24.6%	23.4%
Managed Medicare	7.7%	8.7%	8.1%	8.4%
Medicaid and managed Medicaid	15.2%	15.4%	14.8%	15.2%
Managed care	39.1%	39.2%	39.8%	40.7%
Self-pay	13.2%	13.8%	12.7%	12.3%

Total	100.0%	100.0%	100.0%	100.0%

Our net patient revenue payor mix, as shown in the table above, has been impacted by our recent acquisitions, which include hospitals with higher Medicaid and managed Medicaid utilization and lower self-pay volume, as compared to our same-facility hospitals. The increase in our Medicaid and managed Medicaid patient mix has been offset by the impact of Medicaid rate cuts experienced in the states where we operate.
Net patient revenue per adjusted admission increased 0.7% and 1.4%, respectively, for the quarter and nine months ended June 30, 2011, compared to the same prior year periods. On a same-facility basis, net patient revenue per adjusted admission increased 4.1% and 3.5%, respectively, for the quarter and nine months ended June 30, 2011, compared to the same prior year periods. While our net patient revenue per adjusted admission continues to increase, we have experienced moderating rates of pricing growth resulting from the impact of high unemployment and other industry pressures, including elevated levels of Medicaid and managed Medicaid, which typically result in lower reimbursement on a per adjusted admission basis. As well, the impact of state budgetary issues on Medicaid funding has resulted in rate cuts to providers, which has caused a decline in pricing related to Medicaid and managed Medicaid volumes. As states continue working through their budgetary issues, any additional cuts to Medicaid funding would negatively impact our future pricing and earnings.

See “Item 1 — Business — Sources of Acute Care Revenue” and “Item 1 — Business — Government Regulation and Other Factors” included in our Annual Report on Form 10-K filed with the SEC on December 21, 2010, for a description of the types of payments we receive for services provided to patients enrolled in the traditional Medicare plan, managed Medicare plans, Medicaid plans, managed Medicaid plans and managed care plans. In those sections, we also discussed the unique reimbursement features of the traditional Medicare plan, including the annual Medicare regulatory updates published by CMS that impact reimbursement rates for services provided under the plan. The future potential impact to reimbursement for certain of these payors under the Health Reform Law is also addressed in such Annual Report on Form 10-K.
Premium Revenue
Premium revenue generated under the AHCCCS and CMS contracts with Health Choice represented 26.3% and 28.1%, respectively, of our consolidated net revenue for the quarter and nine months ended June 30, 2011, compared to 31.3% and 31.2% in the same prior year periods. The decline in premium revenue as a percentage of our consolidated net revenue is primarily the result of the recent acquisitions in our acute care segment.
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
SELECTED OPERATING DATA
The following table sets forth certain unaudited operating data for each of the periods presented.

	Quarter		Nine Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Acute Care:
Number of acute care hospital facilities at end of period	18	15	18	15
Licensed beds at end of period (1)	4,362	3,185	4,362	3,185
Average length of stay (days) (2)	4.9	4.8	4.9	4.8
Occupancy rates (average beds in service)	48.3%	45.9%	48.5%	46.9%
Admissions (3)	29,956	24,968	84,469	76,679
Adjusted admissions (4)	51,171	42,655	144,066	127,654
Patient days (5)	146,888	120,515	416,365	369,402
Adjusted patient days (4)	242,105	198,439	682,948	593,277
Net patient revenue per adjusted admission	$10,267	$10,197	$10,258	$10,118

Same-Facility Acute Care (6):
Number of acute care hospital facilities at end of period	15	15	15	15
Licensed beds at end of period (1)	3,188	3,185	3,188	3,185
Average length of stay (days) (2)	4.9	4.8	5.0	4.8
Occupancy rates (average beds in service)	47.5%	45.9%	47.9%	46.9%
Admissions (3)	25,195	24,968	75,543	76,679
Adjusted admissions (4)	42,985	42,655	128,200	127,654
Patient days (5)	124,534	120,515	376,230	369,402
Adjusted patient days (4)	204,192	198,439	612,646	593,277
Net patient revenue per adjusted admission	$10,620	$10,197	$10,473	$10,118

Health Choice:
Medicaid covered lives	193,277	195,183	193,277	195,183
Dual-eligible lives (7)	4,271	4,256	4,271	4,256
Medical loss ratio (8)	84.2%	87.3%	84.9%	87.8%

(1)	Includes St. Luke’s Behavioral Hospital.

(2)	Represents the average number of days that a patient stayed in our hospitals.

(3)	Represents the total number of patients admitted to our hospitals for stays in excess of 23 hours. Management and investors use this number as a general measure of inpatient volume.

(4)	Adjusted admissions and adjusted patient days are general measures of combined inpatient and outpatient volume. We compute adjusted admissions/patient days by multiplying admissions/patient days by gross patient revenue and then dividing that number by gross inpatient revenue.

(5)	Represents the number of days our beds were occupied by inpatients over the period.

(6)	Excludes the impact of the Brim acquisition, which was effective October 1, 2010, and the St. Joseph acquisition, which was effective May 1, 2011.

(7)	Represents members eligible for Medicare and Medicaid benefits under Health Choice’s contract with CMS to provide coverage as a MAPD SNP.

(8)	Represents medical claims expense as a percentage of premium revenue, including claims paid to our hospitals.

RESULTS OF OPERATIONS SUMMARY
Consolidated
The following table sets forth, for the periods presented, our results of consolidated operations expressed in dollar terms and as a percentage of net revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended		Quarter Ended		Nine Months Ended		Nine Months Ended
	June 30, 2011		June 30, 2010		June 30, 2011		June 30, 2010
($ in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage

Net revenue
Acute care revenue	$529,844	73.7%	$438,211	68.7%	$1,489,432	71.9%	$1,300,445	68.8%
Premium revenue	188,765	26.3%	199,777	31.3%	580,917	28.1%	591,022	31.2%

Total net revenue	718,609	100.0%	637,988	100.0%	2,070,349	100.0%	1,891,467	100.0%

Costs and expenses
Salaries and benefits	211,114	29.4%	170,035	26.7%	597,063	28.8%	514,688	27.2%
Supplies	83,071	11.6%	66,333	10.4%	237,431	11.5%	200,167	10.6%
Medical claims	155,885	21.7%	172,031	27.0%	484,635	23.4%	510,692	27.0%
Other operating expenses	114,778	16.0%	93,579	14.7%	315,254	15.2%	266,854	14.1%
Provision for bad debts	60,685	8.4%	49,416	7.7%	175,100	8.5%	142,901	7.6%
Rentals and leases	11,774	1.6%	10,067	1.6%	34,229	1.7%	30,487	1.6%
Interest expense, net	27,597	3.8%	16,711	2.6%	60,984	2.9%	50,065	2.7%
Depreciation and amortization	26,312	3.7%	24,007	3.7%	74,942	3.6%	71,909	3.8%
Management fees	1,250	0.2%	1,250	0.2%	3,750	0.2%	3,750	0.2%
Loss on extinguishment of debt	23,075	3.2%	—	—	23,075	1.1%	—	—

Total costs and expenses	715,541	99.6%	603,429	94.6%	2,006,463	96.9%	1,791,513	94.8%

Earnings from continuing operations before gain (loss) on disposal of assets and income taxes	3,068	0.4%	34,559	5.4%	63,886	3.1%	99,954	5.2%
Gain (loss) on disposal of assets, net	(114)	(0.0)%	(149)	(0.0)%	771	0.0%	(206)	(0.0)%

Earnings from continuing operations before income taxes	2,954	0.4%	34,410	5.4%	64,657	3.1%	99,748	5.2%
Income tax expense	1,389	0.2%	12,683	2.0%	24,078	1.1%	36,544	1.9%

Net earnings from continuing operations	1,565	0.2%	21,727	3.4%	40,579	2.0%	63,204	3.3%
Loss from discontinued operations, net of income taxes	(15)	(0.0)%	(384)	(0.1)%	(6,069)	(0.3)%	(363)	(0.0)%

Net earnings	1,550	0.2%	21,343	3.3%	34,510	1.7%	62,841	3.3%
Net earnings attributable to non-controlling interests	(2,013)	(0.3)%	(2,002)	(0.3)%	(6,201)	(0.3)%	(6,063)	(0.3)%

Net earnings (loss) attributable to IASIS Healthcare LLC	$(463)	(0.1)%	$19,341	3.0%	$28,309	1.4%	$56,778	3.0%

Acute Care
The following table and discussion sets forth, for the periods presented, the results of our acute care operations expressed in dollar terms and as a percentage of acute care revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended		Quarter Ended		Nine Months Ended		Nine Months Ended
	June 30, 2011		June 30, 2010		June 30, 2011		June 30, 2010
($ in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage

Acute care revenue
Acute care revenue	$529,844	99.4%	$438,211	99.5%	$1,489,432	99.4%	$1,300,445	99.4%
Revenue between segments (1)	3,065	0.6%	2,319	0.5%	8,532	0.6%	8,331	0.6%

Total acute care revenue	532,909	100.0%	440,530	100.0%	1,497,964	100.0%	1,308,776	100.0%

Costs and expenses
Salaries and benefits	205,839	38.6%	165,169	37.5%	581,592	38.8%	500,283	38.2%
Supplies	83,010	15.6%	66,293	15.0%	237,274	15.8%	200,030	15.3%
Other operating expenses	108,658	20.4%	87,451	19.9%	295,913	19.8%	248,380	19.0%
Provision for bad debts	60,685	11.4%	49,416	11.2%	175,100	11.7%	142,901	10.9%
Rentals and leases	11,378	2.1%	9,650	2.2%	32,991	2.2%	29,334	2.2%
Interest expense, net	27,597	5.2%	16,711	3.8%	60,984	4.1%	50,065	3.8%
Depreciation and amortization	25,425	4.8%	23,115	5.2%	72,273	4.8%	69,240	5.3%
Management fees	1,250	0.2%	1,250	0.3%	3,750	0.3%	3,750	0.3%
Loss on extinguishment of debt	23,075	4.3%	—	—	23,075	1.5%	—	—

Total costs and expenses	546,917	102.6%	419,055	95.1%	1,482,952	99.0%	1,243,983	95.0%

Earnings (loss) from continuing operations before gain (loss) on disposal of assets and income taxes	(14,008)	(2.6)%	21,475	4.9%	15,012	1.0%	64,793	5.0%

Gain (loss) on disposal of assets, net	(114)	(0.0)%	(149)	(0.0)%	771	0.1%	(206)	(0.0)%

Earnings (loss) from continuing operations before income taxes	$(14,122)	(2.6)%	$21,326	4.9%	$15,783	1.1%	$64,587	5.0%

(1)	Revenue between segments is eliminated in our consolidated results.
Quarters Ended June 30, 2011 and 2010
Acute care revenue — Acute care revenue for the quarter ended June 30, 2011, was $532.9 million, an increase of $92.4 million, or 21.0%, compared to $440.5 million in the prior year quarter. The increase in acute care revenue, which includes the impact of the Brim and St. Joseph acquisitions, is comprised of an increase in adjusted admissions of 20.0% and an increase in net patient revenue per adjusted admission of 0.7%.
Net adjustments to estimated third-party payor settlements, also known as prior year contractuals, resulted in an increase in acute care revenue of $406,000 and $2.2 million for the quarters ended June 30, 2011 and 2010, respectively.
Salaries and benefits — Salaries and benefits expense for the quarter ended June 30, 2011, was $205.8 million, or 38.6% of acute care revenue, compared to $165.2 million, or 37.5% of acute care revenue in the prior year quarter. The increase in our salaries and benefits expense as a percentage of acute care revenue is primarily due to our recent acquisitions.

Supplies — Supplies expense for the quarter ended June 30, 2011, was $83.0 million, or 15.6% of acute care revenue, compared to $66.3 million, or 15.0% of acute care revenue in the prior year quarter. The increase in supplies as a percentage of acute care revenue is the result of our recent acquisitions, which contributed an increase of 0.3%, and a shift in the mix of our surgical volume to cases with more costly implant utilization, particularly in the areas of orthopedics and cardiac services.
Other operating expenses — Other operating expenses for the quarter ended June 30, 2011, were $108.7 million, or 20.4% of acute care revenue, compared to $87.5 million, or 19.9% of acute care revenue in the prior year quarter. The increase in our other operating expenses as a percentage of acute care revenue is primarily due to our recent acquisitions.
Provision for bad debts — Provision for bad debts for the quarter ended June 30, 2011, was $60.7 million, or 11.4% of acute care revenue, compared to $49.4 million, or 11.2% of acute care revenue in the prior year quarter. The increase in our provision for bad debts as a percentage of acute care revenue is due to an increase in self-pay volume and revenue, including related acuity levels, which have resulted primarily from patient decisions to defer non-emergent healthcare needs as a result of economic pressures and high unemployment.
Nine Months Ended June 30, 2011 and 2010
Acute care revenue — Acute care revenue for the nine months ended June 30, 2011, was $1.5 billion, an increase of $189.2 million or 14.5%, compared to $1.3 billion in the prior year period. The increase in acute care revenue, which includes the impact of the Brim and St. Joseph acquisitions, is comprised of an increase in adjusted admissions of 12.9% and an increase in net patient revenue per adjusted admission of 1.4%.
Net adjustments to estimated third-party payor settlements, also known as prior year contractuals, resulted in an increase in acute care revenue of $2.2 million and $4.7 million for the nine months ended June 30, 2011 and 2010, respectively.
Salaries and benefits — Salaries and benefits expense for the nine months ended June 30, 2011, was $581.6 million, or 38.8% of acute care revenue, compared to $500.3 million, or 38.2% of acute care revenue in the prior year period. Included in the prior year period was $2.0 million of stock-based compensation incurred in connection with the repurchase of certain equity by our parent company. Also, included in the current year period was $1.3 million in severance related costs associated with the transition of our executive management. The remaining increase in our salaries and benefits expense as a percentage of acute care revenue is due to our recent acquisitions, which contributed an increase of 0.2%, and the expansion of our employed physician base, which requires additional investments in labor and other practice-related costs, including infrastructure and physician support staff.
Supplies — Supplies expense for the nine months ended June 30, 2011, was $237.3 million, or 15.8% of acute care revenue, compared to $200.0 million, or 15.3% of acute care revenue in the prior year period. The increase in supplies as a percentage of acute care revenue is primarily the result of a shift in the mix of our surgical volume to cases with more costly implant utilization, particularly in the area of orthopedics.
Other operating expenses — Other operating expenses for the nine months ended June 30, 2011, were $295.9 million, or 19.8% of acute care revenue, compared to $248.4 million, or 19.0% of acute care revenue in the prior year period. Included in the current year period was $3.1 million in settlement costs related to a terminated vendor contract for services provided from fiscal years 2006 to 2008 and $1.0 million in costs related to the start-up of our physician professional liability captive insurance program. Other operating expenses in the current year period also included a $948,000 increase in insurance expense resulting from changes in prior year actuarial estimates associated with our professional and general liability reserves, compared to a $1.9 million reduction in the prior year period. The remaining increase in our other operating expenses as a percentage of acute care revenue is primarily due to our recent acquisitions.
Provision for bad debts — Provision for bad debts for the nine months ended June 30, 2011, was $175.1 million, or 11.7% of acute care revenue, compared to $142.9 million, or 10.9% of acute care revenue in the prior year period. The increase in our provision for bad debts as a percentage of acute care revenue is due to an increase in self-pay volume and revenue, including related acuity levels, which have resulted primarily from patient decisions to defer non-emergent healthcare needs as a result of economic pressures and high unemployment.

Health Choice
The following table and discussion sets forth, for the periods presented, the results of our Health Choice operations expressed in dollar terms and as a percentage of premium revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended		Quarter Ended		Nine Months Ended		Nine Months Ended
	June 30, 2011		June 30, 2010		June 30, 2011		June 30, 2010
($ in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage

Premium revenue
Premium revenue	$188,765	100.0%	$199,777	100.0%	$580,917	100.0%	$591,022	100.0%

Costs and expenses
Salaries and benefits	5,275	2.8%	4,866	2.4%	15,471	2.7%	14,405	2.4%
Supplies	61	0.0%	40	0.0%	157	0.0%	137	0.0%
Medical claims (1)	158,950	84.2%	174,350	87.3%	493,167	84.9%	519,023	87.8%
Other operating expenses	6,120	3.2%	6,128	3.1%	19,341	3.3%	18,474	3.2%
Rentals and leases	396	0.3%	417	0.2%	1,238	0.2%	1,153	0.2%
Depreciation and amortization	887	0.5%	892	0.5%	2,669	0.5%	2,669	0.5%

Total costs and expenses	171,689	91.0%	186,693	93.5%	532,043	91.6%	555,861	94.1%

Earnings before income taxes	$17,076	9.0%	$13,084	6.5%	$48,874	8.4%	$35,161	5.9%

(1)	Medical claims paid to our hospitals of $3.1 million and $2.3 million for the quarters ended June 30, 2011 and 2010, respectively, and $8.5 million and $8.3 million for the nine months ended June 30, 2011 and 2010, respectively, are eliminated in our consolidated results.
Quarters Ended June 30, 2011 and 2010
Premium revenue — Premium revenue was $188.8 million for the quarter ended June 30, 2011, a decrease of $11.0 million or 5.5%, compared to $199.8 million in the prior year quarter. The decline in premium revenue is primarily due to a 5.0% reduction in capitation rates in our Medicaid product line, as a result of the provider cuts implemented by AHCCCS on April 1, 2011, and a 1.5% decline in related member months, compared to the prior year quarter.
Medical claims — Medical claims expense was $159.0 million for the quarter ended June 30, 2011, compared to $174.4 million in the prior year quarter. Medical claims expense as a percentage of premium revenue was 84.2% for the quarter ended June 30, 2011, compared to 87.3% in the prior year quarter. The decrease in medical claims as a percentage of premium revenue is primarily the result of declining medical claims costs, resulting from a general decline in medical utilization, AHCCCS provider payment reductions, and improvements in care management and other operational initiatives.
Nine Months Ended June 30, 2011 and 2010
Premium revenue — Premium revenue was $580.9 million for the nine months ended June 30, 2011, a decrease of $10.1 or 1.7%, compared to $591.0 million in the prior year period. The decline in premium revenue is primarily due to a 5.0% reduction in capitation rates in our Medicaid product line, as a result of the provider cuts implemented by AHCCCS on April 1, 2011, and a 1.6% decline in related member months, compared to the prior year period.
Medical claims — Medical claims expense was $493.2 million for the nine months ended June 30, 2011, compared to $519.0 million in the prior year period. Medical claims expense as a percentage of premium revenue was 84.9% for the nine months ended June 30, 2011, compared to 87.8% in the prior year period. The decrease in medical claims as a percentage of premium revenue is primarily the result of declining medical claims costs, resulting from a general decline in medical utilization, AHCCCS provider payment reductions, and improvements in care management and other operational initiatives.

LIQUIDITY AND CAPITAL RESOURCES
Overview of Cash Flow Activities for the Nine Months Ended June 30, 2011 and 2010
Our cash flows are summarized as follows (in thousands):

	Nine Months
	Ended June 30,
	2011	2010
Cash flows from operating activities	$96,652	$113,915
Cash flows from investing activities	$(218,368)	$(51,559)
Cash flows from financing activities	$121,800	$(138,724)
Operating Activities
Operating cash flows decreased $17.3 million for the nine months ended June 30, 2011, compared to the prior year period. Our operating cash flows have been impacted by delays in payments from Medicaid and managed care organizations, as such payors implement administrative delays, including increased efforts related to utilization reviews.
At June 30, 2011, we had $229.7 million in net working capital, compared to $134.5 million at September 30, 2010. Net accounts receivable increased $86.7 million to $295.8 million at June 30, 2011, from $209.2 million at September 30, 2010. The increase in net working capital and net accounts receivable is primarily the result of the Brim and St. Joseph acquisitions. Excluding the impact of the Brim and St. Joseph acquisitions, our days revenue in accounts receivable at June 30, 2011, were 47, compared to 43 at September 30, 2010, and 45 at June 30, 2010.
Investing Activities
Capital expenditures for the nine months ended June 30, 2011, were $64.5 million, compared to $53.5 million in the prior year period.
During the nine months ended June 30, 2011, we paid $155.4 million for acquisitions, which included the acquisition of St. Joseph.
Financing Activities
During the nine months ended June 30, 2011, we completed our Refinancing which resulted in proceeds totaling $1.812 billion, net of creditors’ fees, original issue discounts and other transaction costs totaling $62.6 million. The Refinancing proceeds were used to repay $567.3 million in our then existing senior secured credit facilities and repurchase our $475.0 million aggregate principal amount of 8 3/4% senior subordinated notes due 2014, including $9.9 million in redemption premiums.
Also, as part of the Refinancing, we distributed $632.9 million to IAS, which is comprised of $402.9 million to fund the repayment of the IAS senior paid-in-kind loans and $230.0 million to be held for future acquisitions and strategic growth initiatives, as well as potential distributions to the equity holders of IAS.
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

Capital Resources
As of June 30, 2011, we had the following debt arrangements:
•	$1.325 billion senior secured credit facilities; and
•	$850.0 million in 8.375% senior notes due 2019.
At June 30, 2011, amounts outstanding under our senior secured credit facilities consisted of $1.022 billion in term loans. In addition, we had $85.2 million in letters of credit outstanding under the revolving credit facility. The weighted average interest rate of outstanding borrowings under the senior secured credit facilities was 4.4% and 3.8% for the quarter and nine months ended June 30, 2011, respectively.
$1.325 Billion Senior Secured Credit Facilities
In connection with the Refinancing, we entered into a new senior credit agreement (the “Restated Credit Agreement”). The Restated Credit Agreement provides for senior secured financing of up to $1.325 billion consisting of (1) a $1.025 billion senior secured term loan facility with a seven-year maturity and (2) a $300.0 million senior secured revolving credit facility with a five-year maturity, of which up to $150.0 million may be utilized for the issuance of letters of credit (together, the “Senior Secured Credit Facilities”). Principal under the senior secured term loan facility is due in consecutive equal quarterly installments in an aggregate annual amount equal to 1% of the principal amount outstanding at the closing of the Refinancing, with the remaining balance due upon maturity of the senior secured term loan facility. The senior secured revolving credit facility does not require installment payments.
Borrowings under the senior secured term loan facility bear interest at a rate per annum equal to, at our option, either (1) a base rate (the “base rate”) determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of Bank of America, N.A. and (c) a one-month LIBOR rate, subject to a floor of 1.25%, plus 1.00%, in each case, plus a margin of 2.75% per annum or (2) the LIBOR rate for the interest period relevant to such borrowing, subject to a floor of 1.25%, plus a margin of 3.75% per annum. Borrowings under the senior secured revolving credit facility generally bear interest at a rate per annum equal to, at our option, either (1) the base rate plus a margin of 2.50% per annum, or (2) the LIBOR rate for the interest period relevant to such borrowing plus a margin of 3.50% per annum. In addition to paying interest on outstanding principal under the Senior Secured Credit Facilities, we will be required to pay a commitment fee on the unutilized commitments under the senior secured revolving credit facility, as well as pay customary letter of credit fees and agency fees.
The Senior Secured Credit Facilities are unconditionally guaranteed by IAS and certain of our subsidiaries (collectively, the “Credit Facility Guarantors”) and are required to be guaranteed by all of our future material wholly owned subsidiaries, subject to certain exceptions. All obligations under the Restated Credit Agreement are secured, subject to certain exceptions, by substantially all of our assets and the assets of the Credit Facility Guarantors, including (1) a pledge of 100% of our equity interests and that of the Credit Facility Guarantors, (2) mortgage liens on all of our material real property and that of the Credit Facility Guarantors, and (3) all proceeds of the foregoing.
The Restated Credit Agreement requires us to mandatorily prepay borrowings under the senior secured term loan facility with net cash proceeds of certain asset dispositions, following certain casualty events, following certain borrowings or debt issuances, and from a percentage of annual excess cash flow.
The Restated Credit Agreement contains certain restrictive covenants, including, among other things: (1) limitations on the incurrence of debt and liens; (2) limitations on investments other than, among other exceptions, certain acquisitions that meet certain conditions; (3) limitations on the sale of assets outside of the ordinary course of business; (5) limitations on dividends and distributions; and (6) limitations on transactions with affiliates, in each case, subject to certain exceptions. The Restated Credit Agreement also contains certain customary events of default, including, without limitation, a failure to make payments under the Senior Secured Credit Facilities, cross-defaults, certain bankruptcy events and certain change of control events.

8.375% Senior Notes due 2019
In connection with the Refinancing, we and IASIS Capital (together, the “Issuers”) issued $850.0 million aggregate principal amount of 8.375% senior notes due 2019 (the “Senior Notes”), which mature on May 15, 2019, pursuant to an indenture, dated as of May 3, 2011, among the Issuers and certain of the Issuers’ wholly owned domestic subsidiaries that guarantee the Senior Secured Credit Facilities (the “Notes Guarantors”) (the “Indenture”). The Indenture provides that the Senior Notes are general unsecured, senior obligations of the Issuers, and initially will be unconditionally guaranteed on a senior unsecured basis.
The Senior Notes bear interest at a rate of 8.375% per annum and will accrue from May 3, 2011. Interest on the Senior Notes is payable semi-annually, in cash in arrears, on May 15 and November 15 of each year, commencing on November 15, 2011.
We may redeem the Senior Notes, in whole or in part, at any time prior to May 15, 2014, at a price equal to 100% of the aggregate principal amount of the Senior Notes plus a “make-whole” premium and accrued and unpaid interest and special interest, if any, to but excluding the redemption date. In addition, we may redeem up to 35% of the Senior Notes before May 15, 2014, with the net cash proceeds from certain equity offerings at a redemption price equal to 108.375% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest and special interest, if any, to but excluding the redemption date, subject to compliance with certain conditions.
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
The Indenture also provides for events of default, which, if any of them occurs, may permit or, in certain circumstances, require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding Senior Notes to be due and payable immediately. If we experience certain kinds of changes of control, we must offer to purchase the Senior Notes at 101% of their principal amount, plus accrued and unpaid interest and special interest, if any, to but excluding the repurchase date. Under certain circumstances, we will have the ability to make certain payments to facilitate a change of control transaction and to provide for the assumption of the Senior Notes by a new parent company resulting from such change of control transaction. If such change of control transaction is facilitated, the Issuers will be released from all obligations under the Indenture and the Issuers and the trustee will execute a supplemental indenture effectuating such assumption and release.
Credit Ratings
The table below summarizes our corporate rating, as well as our credit ratings for the Senior Secured Credit Facilities and Senior Notes as of the date of this filing:

	Moody’s	Standard & Poor’s
Corporate credit	B2	B
Senior secured term loan facility	Ba3	B
Senior secured revolving credit facility	Ba3	BB-
8.375% senior notes due 2019	Caa1	CCC+

Outlook	Stable	Stable
Other
As of June 30, 2011, we are a party to interest rate swap agreements with Citibank, N.A. (“Citibank”) and Wells Fargo Bank, N.A. (“Wells Fargo”) (formerly Wachovia Bank, N.A.), as counterparties, with notional amounts totaling $200.0 million, in an effort to manage our exposure to floating interest rate risk on a portion of our variable rate debt. The arrangements with our counterparties include an interest rate swap agreement with a notional amount of $100.0 million maturing on February 29, 2012. Under these agreements, we are required to make monthly interest payments to our counterparties at fixed annual interest rate of 2.0%. Our counterparties are obligated to make monthly interest payments to us based upon the one-month LIBOR rate in effect over the term of the agreement.

Capital Expenditures
We plan to finance our proposed capital expenditures with cash generated from operations, borrowings under our Senior Secured Credit Facilities and other capital sources that may become available. We expect our capital expenditures for fiscal 2011 to be approximately $95.0 million, including the following significant expenditures:
•	$25.0 million to $30.0 million for growth and new business projects;
•	$35.0 million to $40.0 million in replacement or maintenance related projects at our hospitals; and
•	$25.0 million in hardware and software costs related to information systems projects, including healthcare IT stimulus initiatives.
Liquidity
We rely on cash generated from our operations as our primary source of liquidity, as well as available credit facilities, project and bank financings and the issuance of long-term debt. From time to time, we have also utilized operating lease transactions that are sometimes referred to as off-balance sheet arrangements. We expect that our future funding for working capital needs, capital expenditures, long-term debt repayments and other financing activities will continue to be provided from some or all of these sources. Each of our existing and projected sources of cash is impacted by operational and financial risks that influence the overall amount of cash generated and the capital available to us. For example, cash generated by our business operations may be impacted by, among other things, economic downturns, federal and state budget initiatives, weather-related catastrophes and adverse industry conditions. Our future liquidity will be impacted by our ability to access capital markets, which may be restricted due to our credit ratings, general market conditions, leverage capacity and by existing or future debt agreements. For a further discussion of risks that can impact our liquidity, see our risk factors beginning on page 35 of our Annual Report of Form 10-K for the fiscal year ended September 30, 2010.
Including available cash at June 30, 2011, we have available liquidity as follows (in millions):

Cash and cash equivalents	$144.6
Available capacity under our senior secured revolving credit facility	214.8

Net available liquidity at June 30, 2011	$359.4

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
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. At June 30, 2011, the following components of our Senior Secured Credit Facilities bear interest at variable rates at specified margins above either the agent bank’s alternate base rate or the LIBOR rate: (i) a $1.025 billion, seven-year term loan; and (ii) a $300.0 million, five-year revolving credit facility. As of June 30, 2011, we had outstanding variable rate debt of $1.022 billion.
We have managed our market exposure to changes in interest rates by converting $200.0 million of our variable rate debt to fixed rate debt through the use of interest rate swap agreements. Our interest rate swaps provide for a total notional amount of $200.0 million through February 29, 2012, at a rate of 2.0% in accordance with the terms of the specific agreements. Our interest rate swap agreements expose us to credit risk in the event of non-performance by our counterparties, Citibank and Wells Fargo. However, we do not anticipate non-performance by Citibank or Wells Fargo.
Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates on our remaining variable rate debt or our consolidated financial position, results of operations or cash flows would not be material. Holding other variables constant, including levels of indebtedness, a 0.125% increase in current interest rates would have no estimated impact on pre-tax earnings and cash flows for the next twelve month period given the 1.25% LIBOR floor that exists in our Senior Secured Credit Facilities.
We currently believe we have adequate liquidity to fund operations during the near term through the generation of operating cash flows, cash on hand and access to our senior secured revolving credit facility. Our ability to borrow funds under our senior secured revolving credit facility is subject to the financial viability of the participating financial institutions. While we do not anticipate any of our current lenders defaulting on their obligations, we are unable to provide assurance that any particular lender will not default at a future date.

Item 4.	Controls and Procedures
Evaluations of Disclosure Controls and Procedures
Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2011. Based on this evaluation, the principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports.
Changes in Internal Control Over Financial Reporting
During the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
On March 31, 2008, the United States District Court for the District of Arizona (“District Court”) dismissed with prejudice the qui tam complaint against IAS, our parent company. The qui tam action sought monetary damages and civil penalties under the federal False Claims Act (“FCA”) and included allegations that certain business practices related to physician relationships and the medical necessity of certain procedures resulted in the submission of claims for reimbursement in violation of the FCA. The case dates back to March 2005 and became the subject of a subpoena by the Office of Inspector General in September 2005. In August 2007, the case was unsealed and the U.S. Department of Justice (“DOJ”) declined to intervene. The District Court dismissed the case from the bench at the conclusion of oral arguments on IAS’ motion to dismiss. On April 21, 2008, the District Court issued a written order dismissing the case with prejudice and entering formal judgment for IAS and denying as moot IAS’ motions related to the relator’s misappropriation of information subject to a claim of attorney-client privilege by IAS. Both parties appealed. On August 12, 2010, United States Court of Appeals for the Ninth Circuit reversed the District Court’s dismissal of the qui tam complaint and the District Court’s denial of IAS’ motions concerning the relator’s misappropriation of documents and ordered that the qui tam relator be allowed leave to file a Third Amended Complaint and for the District Court to consider IAS’ motions concerning the relator’s misappropriation of documents. The District Court ordered the qui tam relator to file his Third Amended Complaint by November 22, 2010, and set a schedule for the filing of motions related to the relator’s misappropriation of documents. On October 20, 2010, the qui tam relator filed a motion to transfer this action to the United States District Court for the Eastern District of Texas. On November 22, 2010, the relator filed his Third Amended Complaint. On January 3, 2011, IAS filed its renewed motion for sanctions concerning the relator’s misappropriation of documents and, on January 14, 2011, IAS filed its motion to dismiss the relator’s Third Amended Complaint. On May 4, 2011, the District Court in Arizona heard oral arguments on all pending motions, including IAS’ motion to dismiss and renewed motions for sanctions and the relator’s motion to transfer the action to the United States District Court for the Eastern District of Texas. On June 1, 2011, the District Court in Arizona issued a written order dismissing the relator’s Third Amended Complaint with prejudice. The order also denied the relator’s motion to transfer the case to the Eastern District of Texas, finding that the relator was “attempting to engage in forum shopping,” and denied the relator’s request for leave to further amend the complaint. The District Court expressly reserved decision on the collateral issue of sanctions against the relator and, preliminary to further briefing on IAS’ pending motion for sanctions, directed the relator to return all documents withheld to IAS within 20 days. IAS continues its vigorous pursuit of sanctions and other remedies against the relator related to the misappropriation and misuse of information subject to a claim of attorney-client privilege by IAS. Oral argument on IAS’ pending motion for sanctions currently is set for August 26, 2011. The District Court’s dismissal of this lawsuit with prejudice is appealable and the relator filed a notice of appeal on June 28, 2011. While the District Court’s order in favor of IAS should effectively bring to an end the relator’s qui tam litigation in the District Court that has been pending since March 2005, if the appeal of the District Court’s ruling was resolved in a manner unfavorable to IAS, it could have a material adverse effect on our business, financial condition and results of operations, including exclusion from the Medicare and Medicaid programs. In addition, we may incur material fees, costs and expenses in connection with defending the qui tam action.
Our facilities obtain clinical and administrative services from a variety of vendors. One vendor, a medical practice that furnished cardiac catheterization services under contractual arrangements at Mesa General Hospital and St. Luke’s Medical Center through March 31, 2008 and May 31, 2008, respectively, asserted that, because of deferred fee adjustments that it claims were due under these arrangements, it was owed additional amounts for services rendered since April 1, 2006 at both facilities. We were unable to reach an agreement with the vendor with respect to the amount of the fee adjustment, if any, that was contractually required, nor with respect to an appropriate methodology for determining such amount. On September 30, 2008, the vendor filed a state court complaint for an aggregate adjustment in excess of the amount we had accrued, in addition to certain tort claims. On March 20, 2009, we filed a Motion to Dismiss and in the alternative to Compel Arbitration. On July 27, 2009, the court granted our Motion to Compel Arbitration on the grounds that the issues are to be determined by binding arbitration. On December 24, 2010, after conducting the arbitration hearing, the arbitration panel issued its decision rejecting the fees sought by the vendor, but did not adopt the fees we proposed. The arbitration panel rendered its judgment on the fair market value of the vendor’s services at a point between the amounts the two parties argued were owed. On July 22, 2011, we paid $15.0 million to discharge the liability resulting from the arbitration panel’s decision, which includes all amounts required to be paid with respect to the fair market value compensation for services rendered by the vendor, pre-judgment interest and its attorneys’ fees, but excludes consideration of amounts that may be recoverable by us from our insurance carrier with respect to our attorneys fees above our insurance limits. The payment of this claim brings this arbitration dispute to a final resolution.

In November 2010, the DOJ sent a letter to IAS requesting a 12-month tolling agreement in connection with an investigation into Medicare claims submitted by our hospitals in connection with the implantation of implantable cardioverter defibrillators (“ICDs”) from 2003 through November 2010. At that time, neither the precise number of procedures, number of claims nor the hospitals involved were identified by the DOJ. We understand that the government is conducting a national initiative with respect to ICD procedures involving a number of healthcare providers and is seeking information in order to determine if ICD implantation procedures were performed in accordance with Medicare coverage requirements. On January 11, 2011, IAS entered into the tolling agreement with the DOJ and, subsequently, the DOJ has provided IAS with a list of 194 procedures involving ICDs at 14 hospitals which are the subject of further medical necessity review by the DOJ. We are cooperating fully with the government and, to date, the DOJ has not asserted any claim against our hospitals.

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

PART II. OTHER INFORMATION

Item 6.	Exhibits
(a) List of Exhibits:
31.1	Certification of Principal Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from our quarterly report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 15, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated balance sheets at June 30, 2011 and September 30, 2010, (ii) the condensed consolidated statements of operations for the quarters and nine months ended June 30, 2011 and 2010, (iii) the condensed consolidated statement of equity, (iv) the condensed consolidated statements of cash flows for the nine months ended June 30, 2011 and 2010, and (v) the notes to the condensed consolidated financial statements (tagged as blocks of text). (1)

(1)	The XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IASIS HEALTHCARE LLC
Date: August 15, 2011	By:	/s/ John M. Doyle
John M. Doyle
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from our quarterly report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 15, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated balance sheets at June 30, 2011 and September 30, 2010, (ii) the condensed consolidated statements of operations for the quarters and nine months ended June 30, 2011 and 2010, (iii) the condensed consolidated statement of equity, (iv) the condensed consolidated statements of cash flows for the nine months ended June 30, 2011 and 2010, and (v) the notes to the condensed consolidated financial statements (tagged as blocks of text). (1)

(1)	The XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.