Form 10-K
period 2011-09-30
IASIS Healthcare LLC
filed 2011-12-21
CIK 1294632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

or

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

YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

YES  ☒    NO  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.     YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES  ☒     NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     YES  ☐    NO  ☒

As of December 21, 2011, 100% of the registrant’s common interests outstanding (all of which are privately owned and are not traded on any public market) were owned by IASIS Healthcare Corporation, its sole member.

i

IASIS HEALTHCARE LLC

PART I

Item 1.	Business.

Company Overview

We are a leading owner and operator of acute care hospitals primarily located in high-growth urban and suburban markets. We operate our hospitals with a strong community focus by offering and developing healthcare services targeted to the needs of the markets we serve, promoting strong relationships with physicians and working with local managed care plans. As of September 30, 2011, we owned or leased 18 acute care hospital facilities and one behavioral health hospital facility with a total of 4,365 licensed beds. We operate in the following regions:

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

We also own and operate Health Choice Arizona, Inc. (“Health Choice” or the “Plan”), a Medicaid and Medicare managed health plan headquartered in Phoenix that served more than 195,000 members in the state of Arizona as of September 30, 2011.

For the year ended September 30, 2011, we generated net revenue of $2.8 billion, of which 72.8% was derived from our acute care segment.

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

Industry Overview

Growth of Healthcare Spending

According to the Centers for Medicare & Medicaid Services (“CMS”), U.S. healthcare expenditures were $2.5 trillion in 2009. CMS projects that total U.S. healthcare expenditures are expected to grow by 4.8% in 2011 and by an average of 5.8% annually from 2010 to 2020. As a result of this growth, total U.S. healthcare expenditures are estimated to be $4.6 trillion, or 19.8% of the total U.S. gross domestic product by 2020. The hospital services sector represents the single largest category of healthcare spending at $759.1 billion, or 30% of total healthcare spending in 2009. CMS expects continued increases in hospital services based on the aging of the U.S. population, advances in medical procedures, expansion of health coverage, increasing consumer demand for expanded medical services and increased prevalence of chronic conditions such as diabetes, heart disease and obesity. As a result, CMS projects the hospital services category to grow at an average annual rate of 6.2% from 2015 through 2020, and to continue as the largest category of healthcare spending.

According to the U.S Census Bureau, the U.S. population includes 40.3 million Americans age 65 or older, which represents 13.0% of the total population. By 2030, the number of Americans age 65 or older is expected to increase to 71.5 million, or 19.7% of the total population. Additionally, as a result of the increasing life expectancy of Americans, the number of people age 85 years and older is also expected to increase from 5.5 million in 2010 to 9.6 million in 2030.

Changes in the Delivery and Reimbursement of Healthcare Services

We believe the U.S. healthcare system and the demand for healthcare services are evolving in ways that favor larger-scale, cost-effective and more integrated healthcare delivery systems. Specifically, we believe that as governmental and private insurers seek to control healthcare costs and increase quality of care, a number of payment methodologies and reimbursement trends, such as bundled payments and shared savings, will continue to gain in importance. These will include, we believe, the introduction of value-based payment methodologies tied to both quality and coordination of care, with incentives paid for the implementation of integrated electronic health records (“EHR”) technology and other programs that promote clinical integration and coordination of care. We also believe that patient-centered medical home reimbursement models, in which a primary care or specialty physician serves as care coordinator, will grow in prominence in certain markets. With our investment in information technology, capital resources, focus on physician alignment strategies and managed care expertise, we believe our company is well-positioned to capitalize on these trends.

The Impact of Health Reform

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”), will change how healthcare services are covered, delivered, and reimbursed. The law contemplates expanded coverage of previously uninsured individuals, largely through expansion of Medicaid coverage and establishment of state insurance exchanges (“Exchanges”) where individuals may purchase coverage. In addition, as enacted, the new law reforms certain aspects of health insurance, reduces government reimbursement rates, expands existing efforts to tie Medicare and Medicaid payments to performance and quality, places restrictions on physician-owned hospitals, and contains provisions intended to strengthen fraud and abuse enforcement. The Health Reform Law faces review in the U.S. Supreme Court in 2012, as a result of legal challenges that largely center on the constitutionality of the “individual mandate,” or requirement that all individuals purchase some form of health insurance. Because of the many variables involved, including the pending review in the U.S. Supreme Court, the law’s complexity, the lack of implementing regulations or interpretive guidance and gradual and potentially delayed implementation, the impact of the Health Reform Law, including how individuals and businesses will respond to the new choices and obligations under the new law, is not yet fully known.

Business Strategy

We seek to provide high-quality, cost-effective healthcare services to the communities we serve, while positioning our company for long-term growth, profitably and reinvestment opportunities. In order to achieve these objectives, we are focusing on the following key components of our business strategy:

Focus on Operational Excellence. We believe that a continuous focus on operational excellence is the key to growth, quality of care and operating results. Our management team, which has extensive multi-facility operating experience, continually emphasizes operational excellence. We believe that in order to excel from an operations standpoint, we must focus on the following:

•	growing our presence in our existing markets, including increasing our geographical footprint by way of clinics, outpatient facilities and other access points of care;

•	providing high-quality healthcare services to the communities we serve;

•	achieving operational efficiencies and effective cost management in all aspects of patient care delivery;

•

improving all aspects of the revenue cycle, including our processes for patient registration, such as patient qualification for financial assistance and point-of-service collections, billing, collections and managed care contract compliance; and

•	deploying capital resources in a disciplined manner, including initiatives related to business development, information technology and plant maintenance.

Provide High-Quality Services. High-quality services, including patient safety, patient satisfaction and clinical quality, drive our facilities’ success. We believe the achievement of high-quality care results in patient loyalty and long-term growth of revenue and profitability. Our quality of care strategies include enhancing the patient care experience by:

•	attracting and retaining high-quality, compassionate healthcare professionals;

•	monitoring and tracking clinical performance and patient safety for numerous purposes, including the establishment of best practices;

•

utilizing our advanced clinical information system, which provides timely key clinical care data, to enable our hospitals to enhance patient safety, reduce medical errors through bar coding and increase staff time available for direct patient care;

•	investing in our emergency rooms to improve patient flow, as well as quality and timeliness of care; and

•	utilizing our hospital medical management quality program to drive improvements in core clinical management and allocation of resources, as well as quality and safety of care.

Recruit and Employ Physicians to Meet Community Needs and Emerging Reimbursement Trends. We believe that in order to provide high quality healthcare and achieve long-term profitability, we must execute on our comprehensive physician alignment strategy. This includes investing in the employment and retention of highly competent physicians and other healthcare professionals, as well as efforts to make our facilities attractive and easy to use by physicians. To accomplish this, we have focused on:

•	recruiting both specialist and primary care physicians to join us under employment arrangements;

•

expanding the geographic reach of our outpatient and other specialty services, through opening or acquiring physician clinics, outpatient surgery facilities and other ambulatory care centers that increase our patients’ points of access;

•	equipping our hospitals with advanced medical technology and computer systems and platforms;

•	enhancing physician convenience and access, including the development of medical office space on or near our hospital campuses;

•	enabling physicians to remotely access clinical data through our advanced information systems, facilitating more convenient and timely patient care; and

•	sponsoring training programs to educate physicians on advanced medical procedures.

Invest in Technology to Improve Patient Care and Achieve Clinical Integration. We believe that investment in technology drives improvement in clinical outcomes and quality of patient care. Since our company’s inception, we have spent more than $300 million to equip our hospitals with cutting-edge clinical and health information technology. Our strategy of investing in technology includes:

•

providing state of the art medical equipment and technology in our hospitals, including significant investment in sophisticated diagnostic equipment such as 64-slice computed axial tomography (“CT”) scanners, magnetic resonance imaging (“MRIs”), positron emission tomography (“PET”) scanners and automated laboratories;

•	utilizing our system-wide EHR information platform to connect all our hospitals and to provide comprehensive real-time access to patient records and other information;

•	providing a business intelligence system to enable real-time and effective decision making;

•	investing in stronger physician relationships and clinical integration by, where possible, connecting affiliated physicians with our advanced technology and platforms; and

•	using our information systems to track quality and patient outcomes.

We believe that deploying our information technology where possible throughout our physician network will position us to better track quality and to achieve clinical outcomes and costs savings, enhancing our competitiveness in a healthcare reimbursement landscape that is moving toward payment for performance.

Pursue a Comprehensive Development Strategy. We continuously assess opportunities to expand our national and regional presence through hospital acquisitions. We also explore acquisitions of physician clinics, outpatient care centers and other ancillary points of access within the communities we serve in order to expand the geographical reach of our established hospitals. We believe the many factors currently affecting the healthcare industry are increasing consolidation and business development opportunities across the industry. We intend to continue actively pursuing these opportunities on a national, regional and local level. We seek to apply a disciplined approach to expanding our national and regional presence and enhancing our competitive position within our existing markets by pursuing only those development opportunities that we project to have a meaningful long-term return on investment.

Focus on Managed Care Relationships. We are focused on maintaining market-based relationships with managed care payors. We seek to capitalize on the broad geographic coverage of our hospitals in certain of our markets, our expanding physician networks and our commitment to providing high-quality services in order to increase our attractiveness to managed care plans in our markets. We believe these attributes enable us to negotiate reasonable terms with existing managed care plans and to enter into new contracts, as well as provide a platform to develop patient-centered medical homes that we believe will grow in importance as emerging healthcare delivery and reimbursement trends continue to take hold.

Implement Operational Initiatives in Response to Healthcare Reform. The Health Reform Law requires focus on quality of care. We believe that our consistent focus on quality and patient satisfaction programs, our significant investments in information systems and clinical operations, and our focus on developing clinically integrated provider networks, positions us to respond promptly and effectively to the changes resulting from the Health Reform Law, as well as any additional reform initiatives at both the federal and state levels.

Although we expect our business strategy to increase our patient volumes and reimbursement and allow us to control costs, certain risk factors could offset those increases to our net revenue and profitability. Please see Item 1A., “Risk Factors” beginning on page 34 for a discussion of risk factors affecting our business.

Our Hospital Markets

The following includes a discussion of the acute care operations for certain of our markets.

Salt Lake City, Utah

We operate four acute care hospital facilities with a total of 705 licensed beds in the Salt Lake City area, which has consistently been a very competitive environment. We believe that our hospitals in this market benefit from attractive locations, participate in a more favorable reimbursement environment relative to other markets and possess significant opportunity to capture additional market share. For the year ended September 30, 2011, we generated 22.7% of our total acute care revenue in this market.

Our Salt Lake market strategy focuses on high-quality patient care, disciplined capital deployment and the expansion of our footprint by developing a more extensive network of services, including a comprehensive physician employment strategy and development of outpatient services and other patient access points around our hospitals. In recent years, we completed various capital projects, including a number of emergency room and bed capacity expansions, at Jordan Valley Medical Center, Davis Hospital and Medical Center and Salt Lake Regional Medical Center. More recently, we have focused on recruiting highly qualified specialist and primary care physicians to the Physician Group of Utah, our Salt Lake area physician association, as well as improving the clinical integration among our facilities and employed physicians using our company’s information technology. In the past year, for instance, we have recruited leading cardiology, obstetric and other groups, among other primary care and specialty physicians to our system in Salt Lake City. We are also pursuing various other forms of physician alignment through professional services arrangements, network development and other avenues. We believe these physician alignment and integration efforts are laying the foundation for a high-quality, integrated Salt Lake-area healthcare delivery network.

Phoenix, Arizona

We operate three acute care hospital facilities and one behavioral health hospital facility with a total of 621 licensed beds in the Phoenix area, which has historically experienced high population growth. We have made strategic investments in this market, which have focused on capturing market share through expansion of various service lines and bed capacity. For the year ended September 30, 2011, exclusive of Health Choice, we generated 17.9% of our total acute care revenue in this market.

Since its opening in July 2007, Mountain Vista Medical Center (“Mountain Vista”) has become a state-of-the-art market leader. With the expanded capacity provided by Mountain Vista, as well as our continued focus on profitable product lines in our other facilities, such as outpatient imaging, psychiatric care and orthopedic services, we believe we can continue to achieve growth in this market.

We are pursuing a physician alignment and access point strategy in our Arizona market. Our strategy focuses on enhancing our physician specialty and emergency room coverage to allow our hospitals to more effectively meet community needs. We continue to grow our employed physician base in the Phoenix area and are focused on building healthcare delivery networks that include both employed and independent physicians. We believe that by developing a strong provider network, increasing our patient access points and deploying our information technology to provider participants, we can position our hospitals to sustain our existing managed care relationships in the Arizona market and contract with additional health plans.

Texas

We operate five acute care hospital facilities with a total of 1,935 licensed beds in Houston, San Antonio, Odessa, Texarkana and Port Arthur, Texas. For the year ended September 30, 2011, we generated 34.1% of our total acute care revenue in this market, including the two Texas hospitals we acquired during the most recent fiscal year.

Effective May 1, 2011, we acquired St. Joseph Medical Center (“St. Joseph”), a 792-licensed bed acute care hospital facility located in downtown Houston, Texas. St. Joseph benefits from a partnership with independent investors, comprised of board-certified physicians on the medical staff of St. Joseph, who collectively retained a 20.9% ownership interest in the hospital following the acquisition. St. Joseph provides a full range of general, acute care medical and surgical inpatient and outpatient services including cardiology and cardiovascular surgery, cancer, intensive/critical care, emergency, neurosurgery, imaging, orthopedics, neonatal intensive care and a full-service women’s program, as well as sub-acute services such as psychiatric care and rehabilitation. As part of our operations strategy, we are planning to invest capital and are seeking to deploy some of St. Joseph’s licensed beds in underserved, growing areas of Houston. We believe that through disciplined capital deployment and operations, including integration with our company-wide information systems, St. Joseph will expand its patient base and gain market share.

On October 1, 2010, through the acquisition of Brim Holdings, Inc. (“Brim”), we acquired Wadley Regional Medical Center (“Wadley”), a 370-licensed bed acute care hospital facility located in Texarkana, Texas, that serves a surrounding population of approximately 275,000, with one primary competitor. Wadley benefits from existing market share opportunities and a strategic partnership with physician investors. Wadley’s services include a full range of medical and surgical specialties such as internal medicine, family practice, cardiology, cardiovascular surgery, urology, neurology, pulmonology, orthopedics, gastroenterology, radiology and women’s services. The facility is equipped with a 24-bed emergency department, eight general operating rooms, two open-heart operating rooms, two cardiac catheterization labs, a gastro-intestinal lab and a 23-bed outpatient surgery pavilion. While we have completed the transition to our information system platform, we intend to continue strategically deploying capital at Wadley to ensure that its services, clinical operations and technology remain state-of-the art, with the goal of increasing market share.

Our strategic focus throughout our Texas market centers on integrating our acquired hospitals into our company’s information infrastructure, developing a more extensive network of primary care physicians, including the expansion of our physician employment strategy, extending the reach of our outpatient business, including both surgical and imaging services, and continuing to expand profitable product lines within our higher acuity service lines, including neurosurgery, cardiology and cardio-thoracic services and neonatology.

Tampa-St. Petersburg, Florida

We operate three acute care hospital facilities with a total of 691 licensed beds in the Tampa-St. Petersburg area. As a result of a large Medicare population, high managed care penetration and state restrictions regarding the expansion of operations, the operating environment in Florida can be more challenging than other markets in which we operate. Certain material capital projects, including the addition of new beds or services, require regulatory approval under Florida’s certificate of need program, which restricts our ability to expand operations in this market. Despite these limitations, we believe that we can enhance our competitive position in the Tampa-St. Petersburg market through maintaining and improving quality of patient services and by continuing to focus on profitable product lines, such as orthopedic, psychiatric, bariatric, outpatient imaging and non-invasive radio-surgery services. As in our other markets, we believe that healthcare’s emerging care delivery and reimbursement trends merit focus on physician alignment and clinical integration. Thus, we are recruiting for employment or otherwise aligning with highly qualified caregivers, including primary care physician groups and specialists. For the year ended September 30, 2011, we generated 11.4% of our total acute care revenue in this market.

West Monroe, Louisiana

We operate Glenwood Regional Medical Center (“Glenwood”) with a total of 223 licensed beds, in West Monroe, Louisiana, which we believe benefits from a strong market position, opportunities for strategic growth of profitable product lines and a lower than average rate of self-pay utilization. For the year ended September 30, 2011, we generated 6.9% of our total acute care revenue in this market.

Our focus on capital spending at Glenwood, which we acquired in 2007, has included facility renovations and capacity expansion, with an emphasis on expanding the hospital’s cardiovascular program, expanding and renovating operating rooms, and purchasing new diagnostic imaging, automated laboratory systems and other equipment. We have also improved the facility’s hospitalist program, expanded emergency room coverage and re-opened the inpatient psychiatric program. Glenwood also owns a majority ownership interest in Ouachita Community Hospital (“Ouachita”), a ten-bed surgical hospital located in West Monroe. We believe this strategic acquisition has provided additional surgical capacity and allowed us to expand our market presence.

To build on our capital investments in Glenwood and to serve our growing patient volume, we are currently seeking to expand the hospital’s patient access points. These efforts included the acquisition of an imaging center in fiscal 2011, along with the opening of our first outpatient facility across the river in Monroe, Louisiana. We continue to explore acquisitions, or new development, of other ancillary facilities around Glenwood. We believe our focus on providing high-quality patient care, and our efforts to expand the reach of our physician network in this market, will result in our capturing additional market share and improving our relationships with managed care payors.

Our Properties

At September 30, 2011, we operated 18 acute care hospital facilities and one behavioral health hospital facility. We owned 15 and leased three of our hospital facilities. Nine of our acute care hospitals have third-party investors. The following table contains information concerning our hospitals.

	September 30,	September 30,
Hospitals	City	Licensed Beds
Utah
Davis Hospital & Medical Center (1)	Layton	225
Jordan Valley Medical Center (2)	West Jordan	183
Pioneer Valley Hospital (3)	West Valley City	139
Salt Lake Regional Medical Center (4)	Salt Lake City	158
Arizona
Mountain Vista Medical Center (5)	Mesa	178
St. Luke’s Medical Center (6)	Phoenix	232
St. Luke’s Behavioral Health Hospital	Phoenix	124
Tempe St. Luke’s Hospital (7)	Tempe	87
Texas
Odessa Regional Medical Center (8)	Odessa	222
Southwest General Hospital (9)	San Antonio	327
St. Joseph Medical Center (10)	Houston	792
The Medical Center of Southeast Texas (11)	Port Arthur	224
Wadley Regional Medical Center (12)	Texarkana	370
Florida
Memorial Hospital of Tampa	Tampa	183
Palms of Pasadena Hospital	St. Petersburg	307
Town & Country Hospital	Tampa	201
Louisiana
Glenwood Regional Medical Center (13)	West Monroe	223
Nevada
North Vista Hospital	Las Vegas	175
Colorado
Pikes Peak Regional Hospital (14)	Woodland Park	15

Total		4,365

(1)	Owned by a limited partnership in which we own a 96.3% interest.

(2)	On July 1, 2007, Jordan Valley Medical Center acquired Pioneer Valley Hospital, a wholly-owned subsidiary of IASIS. The combined entity is owned by a limited partnership in which we own a 95.6% interest.

(3)	A separate campus of Jordan Valley Medical Center, which is leased under an agreement that expires on January 31, 2019. We have options to extend the term of the lease through January 31, 2039.

(4)	Owned by a limited partnership in which we own a 98.3% interest.

(5)	Owned by a limited partnership in which we own a 90.8% interest.

(6)	On September 28, 2007, St. Luke’s Medical Center acquired Tempe St. Luke’s Hospital, a wholly-owned subsidiary of IASIS.

(7)	A separate campus of St. Luke’s Medical Center.

(8)	Owned by a limited partnership in which we own a 88.4% interest.

(9)	Owned by a limited partnership in which we own a 94.0% interest.

(10)	Owned by a limited liability corporation in which we own a 79.1% interest.

(11)	Owned by a limited partnership in which we own an 88.0% interest.

(12)	Wadley is leased under an agreement that contains unlimited successive renewal options, at our discretion. The operations are owned by a limited liability company in which we own a 72.7% interest.

(13)	Includes Ouachita, a surgical hospital with 10 licensed beds.

(14)	Pikes Peak Regional Hospital is leased under an agreement that expires on September 11, 2017, and is subject to three five year renewal periods at our option.

We also operate and lease medical office buildings in conjunction with our hospitals. These office buildings are occupied primarily by physicians who practice at our hospitals.

Hospital Operations

At each hospital we operate, we have implemented policies and procedures to improve the hospital’s operating and financial performance. A hospital’s local management team is generally comprised of a chief executive officer, chief financial officer and chief nursing officer. Local management teams, in consultation with our corporate staff, develop annual operating plans setting forth quality and patient satisfaction goals, revenue growth and operating profit strategies. These strategies can include the expansion of services offered by the hospital, market development to improve community access to care, the recruitment and employment of physicians in each community, plans to enhance quality of care and improvements in operating efficiencies to reduce costs. We believe that the competence, skills and experience of the management team at each hospital is critical to the hospital’s successful execution of its operating plan. Our performance-based compensation program for each local management team is based upon the achievement of qualitative and quantitative goals set forth in the annual operating plan. Our hospital management teams are advised by boards of trustees that include members of hospital medical staffs, as well as community leaders. Each board of trustees establishes policies concerning medical, professional and ethical practices, monitors such practices and is responsible for ensuring that these practices conform to established standards.

Factors that affect demand for our services include:

•	local economic conditions;

•	the geographic location of our hospital facilities and their convenience for patients and physicians;

•	our participation in managed care programs;

•	utilization management practices of managed care plans;

•	consolidation of managed care payors;

•	strategic investment and improvements in healthcare access points;

•	capital investment at our facilities;

•	the quality of our medical staff;

•	competition from other healthcare providers;

•	the size of and growth in local population; and

•	improved treatment protocols as a result of advances in medical technology and pharmacology.

We believe that the ability of our hospitals to meet the healthcare needs of their communities is determined by the:

•	level of physician support;

•	availability of nurses and other healthcare professionals;

•	quality, skills and compassion of our employees;

•	scope, breadth and quality of our services; and

•	physical capacity and level of technological advancement at our facilities.

We continually evaluate our services with the intention of improving quality of care, expanding our profitable lines of business and improving our business mix. We use our advanced information systems to perform detailed clinical process and care quality reviews, as well as product line margin analyses and to monitor the profitability of the services provided at our facilities. We employ these analyses to capitalize on price and volume trends through the expansion and improvement of certain services.

Competition

Our facilities and related businesses operate in competitive environments. A number of factors affect our competitive position, including:

•	the local economies in which we operate;

•	the level of tourism in our service areas;

•	our managed care contracting relationships;

•	the number, availability, quality and specialties of physicians, nurses and other healthcare professionals;

•	the scope, breadth and quality of services;

•	the reputation of our facilities and physicians;

•	growth in hospital capacity and healthcare access points in the markets we serve;

•	the physical condition of our facilities and medical equipment;

•	the location of our facilities and availability of physician office space;

•	certificate of need restrictions, where applicable;

•	the availability of parking or proximity to public transportation;

•	accumulation, access and interpretation of publicly reported quality indicators;

•	growth in outpatient service providers;

•	charges for services; and

•	the geographic coverage of our hospitals in the regions in which we operate.

We currently face competition from established, not-for-profit healthcare companies, investor-owned hospital companies, large tertiary care centers, specialty hospitals and outpatient service providers, such as surgery centers and imaging centers. In addition, some of our hospitals operate in regions with vertically integrated healthcare providers that include health plans, physician groups and facilities, which could affect our ability to obtain managed care contracts. We continue to encounter increased competition from specialty hospitals, outpatient service providers, not-for-profit healthcare companies and companies, like ours, that consolidate hospitals and healthcare companies in specific geographic markets.

Our competitiveness depends heavily on obtaining and maintaining contracts with managed care organizations, which seek to control healthcare costs through utilization policies and procedures. Most of our markets have experienced significant managed care penetration, along with consolidation of major managed care plans. The revenue and operating results of our hospitals are significantly affected by our hospitals’ ability to negotiate reasonable contracts with managed care plans. Health maintenance organizations and preferred provider organizations use managed care contracts to encourage patients to use certain hospitals in exchange for discounts from the hospitals’ established charges. Traditional health insurers also contain costs through similar contracts with hospitals.

Our managed care relationships also depend upon whether one of our hospitals is part of a local hospital network, as well as the scope and quality of services offered by the network compared to competing networks. A hospital that is part of a network offering a broad range of services in a wide geographic area is more likely to obtain more favorable managed care contracts. On an ongoing basis, we evaluate circumstances in each geographic area in which we operate. We may position ourselves to compete in these managed care markets by forming our own, or joining with others to form, local hospital networks. Furthermore, where strategically advantageous, we seek to participate in or form integrated delivery networks consisting of hospitals and physicians that can deliver clinically integrated, coordinated care.

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

Health Choice

Health Choice is a prepaid Medicaid and Medicare managed health plan headquartered in Phoenix, Arizona. Premium revenue is generated through capitated contracts whereby the Plan provides healthcare services to enrollees in exchange for fixed periodic payments, based upon negotiated per capita member rates, and certain supplemental payments from the state of Arizona’s Medicaid agency, the Arizona Health Care Cost Containment System (“AHCCCS”), and CMS. Most premium revenue at Health Choice is derived through its contract with AHCCCS. All capitation payments received by Health Choice are recognized as revenue in the month that members are entitled to healthcare services.

In recent years, Health Choice has faced an increasingly challenging environment in Arizona due to state government budget pressures exacerbated by the sluggish economy. This environment has resulted in downward pressure on capitation rates paid by AHCCCS and tightening of Medicaid eligibility standards in Arizona, resulting in less premium revenue and fewer covered lives at Health Choice. In addition, effective October 1, 2011, AHCCCS implemented a tiered profit sharing plan on managed Medicaid plans, the terms of which are incorporated into Health Choice’s recently amended contract with AHCCCS. The contract provides for a one-year term, with AHCCCS having the option to renew for an additional one-year period. The contract amendment, which continues our state-wide presence, covers Medicaid members in the following Arizona counties: Apache, Coconino, Maricopa, Mohave, Navajo, Pima, Yuma, La Paz and Santa Cruz. These changes implemented by AHCCCS in 2011 followed a movement in recent years by the agency to a risk-based or severity-adjusted payment methodology for all health plans, under which capitation rates for each health plan and geographic service area are adjusted annually based on the severity of treatment episodes experienced by each plan’s membership compared to the average over a specified 12 month period.

Notwithstanding the current challenging government reimbursement environment, we believe Health Choice represents one of our company’s key strategic assets. Its leadership team has considerable medical management experience. Health Choice also deploys state of the art disease management and claims processing technology. In light of the current healthcare industry trends toward integrated delivery and clinical integration, we are seeking to bring Health Choice’s expertise and technology to bear as part of the integrated delivery networks that we offer to health plans. We are also considering expansion of Health Choice’s core managed Medicaid products into certain states outside of Arizona where we have an acute care presence.

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

Sources of Acute Care Revenue

Acute care revenue is comprised of net patient revenue and other revenue. A large percentage of our hospitals’ net patient revenue consists of fixed payments from discounted sources, including Medicare, Medicaid and managed care organizations. Reimbursement for Medicare and Medicaid services are often fixed regardless of the cost incurred or the level of services provided. Similarly, various managed care companies with which we contract reimburse providers on a fixed payment basis regardless of the costs incurred or the level of services provided. Net patient revenue is reported net of discounts and contractual adjustments. Contractual adjustments principally result from differences between the hospitals’ established charges and payment rates under Medicare, Medicaid and various managed care plans. Additionally, discounts and contractual adjustments result from our uninsured discount and charity care programs. Other revenue includes medical office building rental income and other miscellaneous revenue.

We receive payment for patient services primarily from:

•	the federal government, primarily under the Medicare program;

•	state Medicaid programs, including managed Medicaid plans;

•	managed care payors, including health maintenance organizations, preferred provider organizations and managed Medicare plans; and

•	individual patients and private insurers.

The following table presents the approximate percentages of our hospitals’ net patient revenue from these sources:

	September 30,	September 30,	September 30,
	Year Ended September 30,
Payor Source	2011	2010	2009
Medicare	24.6%	23.4%	22.7%
Managed Medicare	7.9	8.5	8.0
Medicaid and managed Medicaid	14.7	15.7	15.2
Managed care	40.2	40.2	43.0
Self-pay	12.6	12.2	11.1

Total(1)	100.0%	100.0%	100.0%

(1)	For the years ended September 30, 2011, 2010 and 2009, net patient revenue comprised 72.8%, 68.6% and 70.4%, respectively, of our consolidated net revenue.

Medicare is a federal program that provides hospital and medical insurance benefits to persons age 65 and over, some disabled persons and persons with Lou Gehrig’s Disease and end-stage renal disease. All of our hospitals are certified as providers of Medicare services. Under the Medicare program, acute care hospitals receive reimbursement under a prospective payment system that generally pays fixed rates for inpatient and outpatient hospital services. Currently, certain types of facilities are exempt or partially exempt from the prospective payment system methodology, including children’s hospitals, cancer hospitals and critical access hospitals. Hospitals and units exempt from the prospective payment system are reimbursed on a reasonable cost-based system, subject to cost limits.

Our hospitals offer discounts from established charges to managed care plans if they are large group purchasers of healthcare services. Additionally, we offer discounts to all uninsured patients receiving healthcare services who do not qualify for assistance under state Medicaid, other federal or state assistance plans or charity care. These discount programs generally limit our ability to increase net patient revenue in response to increasing costs. Patients generally are not responsible for any difference between established hospital charges and amounts reimbursed for such services under Medicare, Medicaid, health maintenance organizations, preferred provider organizations or private insurance plans. Patients generally are responsible for services not covered by these plans, along with exclusions, deductibles or co-insurance features of their coverage. Collecting amounts due from patients is more difficult than collecting from governmental programs, managed care plans or private insurers. Increases in the population of uninsured individuals, changes in the states’ indigent and Medicaid eligibility requirements, continued efforts by employers to pass more out-of-pocket healthcare costs to employees in the form of increased co-payments and deductibles, and the effects of the recent economic environment have resulted in increased levels of uncompensated care.

Medicare

Inpatient Acute Care

Under the inpatient prospective payment system, a hospital receives a fixed payment based on the patient’s assigned Medicare severity diagnosis-related group (“MS-DRG”). In federal fiscal year 2009, CMS completed a two-year transition to full implementation of MS-DRGs to replace the previously used Medicare diagnosis related groups in an effort to better recognize severity of illness in Medicare payment rates. The MS-DRG system classifies categories of illnesses according to the estimated intensity of hospital resources necessary to furnish care for each principal diagnosis. The MS-DRG rates for acute care hospitals are based upon a statistically normal distribution of severity. The MS-DRG payments do not consider a specific hospital’s actual costs but are adjusted for geographic area wage differentials. Inpatient capital costs for acute care hospitals are reimbursed on a prospective system based on diagnosis related group weights multiplied by geographically adjusted federal weights. When treatments for patients fall well outside the normal distribution, providers may receive additional payments known as outlier payments. For federal fiscal year 2012, CMS has established an outlier threshold of $22,385 per case.

The MS-DRG rates are adjusted each federal fiscal year and have been affected by federal legislation. The index used to adjust the MS-DRG rates, known as the “market basket index,” gives consideration to the inflation experienced by hospitals and entities outside of the healthcare industry in purchasing goods and services. In past years, the percentage increases to the MS-DRG rates have been lower than the percentage increases in the costs of goods and services purchased by hospitals. For federal fiscal year 2011, CMS updated the MS-DRG rates by a market basket of 2.35%, representing the full market basket of 2.6% reduced by 0.25% as required by the Health Reform Law. CMS issued a final rule for federal fiscal year 2012 that updates the MS-DRG rates by a market basket of 2.9%, which represents the full market basket of 3.0% reduced by 0.1% as required by the Health Reform Law. The Health Reform Law provides for additional reductions to the inpatient prospective payment system market basket update, as well as other payment adjustments, in future years as discussed below and in the section entitled “Government Regulation and Other Factors—Healthcare Reform.”

In federal fiscal years 2008 and 2009, CMS reduced payments to hospitals through a documentation and coding adjustment intended to account for coding and classification changes under the new MS-DRG system that were unrelated to changes in patient case mix. In addition, Congress gave CMS the ability to determine retrospectively whether the documentation and coding adjustment levels for federal fiscal years 2008 and 2009 were adequate to account for changes in payments not related to changes in patient case mix. CMS did not impose an adjustment for federal fiscal year 2010, but announced its intent to impose reductions to payments in federal fiscal years 2011 and 2012 because of what CMS has determined to be an inadequate adjustment in federal fiscal year 2008. In federal fiscal year 2011, CMS implemented a documentation and coding adjustment of negative 2.9%, which when combined with the market basket increase of 2.35%, resulted in a net decrease of 0.55% to MS-DRG rates. CMS noted that this documentation and coding reduction was only half of the full recoupment of 5.8% needed to offset its estimations of excess payments in 2008 and 2009. For federal fiscal year 2012, CMS issued a final rule that will result in a net increase of 1.0% for federal fiscal year 2012. This increase reflects the 2.9% market basket increase, a prospective documentation and coding adjustment of negative 2.0%, a multi-factor productivity adjustment of negative 1.0%, and a 1.1% increase in light of a January 2011 court decision. In addition, CMS intends to make an additional negative 1.9% documentation and coding adjustment in the future, but has not specified when the adjustment will be made.

Quality of care provided is becoming an increasingly important factor in Medicare reimbursement. Hospitals must submit data for certain patient care indicators to the Secretary of the Department in order to receive MS-DRG increases at the full market basket. Those hospitals not submitting the required data will receive an increase in payment equal to the market basket minus two percentage points. In federal fiscal year 2011, CMS required hospitals to report 55 quality measures to receive the full market basket update in federal fiscal year 2012. In federal fiscal year 2012, CMS will retire four quality measures and suspend data collection on four other quality measures. CMS has indicated that hospitals will be required to report 76 quality measures in federal fiscal year 2013 for the federal fiscal year 2014 and 2015 payment determinations. We currently have the ability to monitor our compliance with the quality indicators and intend to submit the quality data required to receive the full market basket pricing update when appropriate.

Medicare does not pay hospitals additional amounts for the treatment of certain preventable adverse events, also known as hospital-acquired conditions (“HACs”), unless the conditions were present at admission. Currently, there are ten categories of conditions on the list of HACs. The Deficit Reduction Act of 2005 (“DEFRA”) provides that CMS may revise the list of conditions from time to time. In 2009, CMS announced three National Coverage Determinations (“NCDs”) that prohibit Medicare reimbursement for erroneous surgical procedures performed on an inpatient or outpatient basis. These three erroneous surgical procedures are in addition to the HACs designated by regulation. The Health Reform Law contains additional measures to further tie Medicare payments to performance and quality as discussed below in the section entitled “Government Regulation and Other Factors—Healthcare Reform.”

Outpatient

CMS reimburses hospital outpatient services and certain Medicare Part B services furnished to hospital inpatients that have no Part A coverage on a prospective payment system basis. CMS uses fee schedules to pay for physical, occupational and speech therapies, durable medical equipment, clinical diagnostic laboratory services and nonimplantable orthotics and prosthetics.

All services paid under the prospective payment system for hospital outpatient services are classified into groups called ambulatory payment classifications (“APCs”). Services in each APC are similar clinically and in terms of the resources they require. A payment rate is established for each APC. For calendar year 2011, CMS updated the market basket by 2.35%, representing the full market basket of 2.6%, reduced by 0.25% as required by the Health Reform Law. CMS has issued a final rule that increases the market basket for calendar year 2012 by 1.9%, which includes the full market basket of 3.0%, a negative 1.0% multifactor productivity adjustment and a negative 0.1% adjustment required by the Health Reform Law. The Health Reform Law provides for additional reductions to the outpatient prospective payment system market basket update, as well as other payment adjustments, in future years as discussed below in the section entitled “Government Regulation and Other Factors—Healthcare Reform.”

Hospitals must submit quality data regarding 15 measures relating to outpatient care in calendar year 2011 in order to receive the full market basket increase under the outpatient prospective payment system in calendar year 2012. In calendar year 2012, hospitals will be required to submit quality data regarding 23 measures relating to outpatient care in order to receive the full market basket increase for outpatient payments in calendar year 2013. Hospitals that fail to submit such data will receive the market basket update minus two percentage points for the outpatient prospective payment system.

Rehabilitation

Inpatient rehabilitation hospitals and designated units are reimbursed under a prospective payment system. Under this prospective payment system, patients are classified into case mix groups based upon impairment, age, co-morbidities and functional capability. Inpatient rehabilitation facilities are paid a predetermined amount per discharge that reflects the patient’s case mix group and is adjusted for area wage levels, low-income patients, rural areas and high-cost outliers. For federal fiscal year 2011, CMS updated the market basket by 2.25%, representing the full market basket of 2.5% reduced by 0.25% as required by the Health Reform Law. For federal fiscal year 2012, CMS has issued a final rule updating inpatient rehabilitation payment rates by 2.2%, which reflects a 2.9% market basket increase, a negative 1.0% productivity adjustment, a 0.1% reduction required by the Health Reform Law, and a 0.4% increase resulting from an update to the outlier threshold amount. The Health Reform Law provides for additional reductions to the inpatient rehabilitation facility prospective payment system market basket update, as well as other payment adjustments, in future years as discussed below in the section entitled “Government Regulation and Other Factors—Healthcare Reform.”

In order to qualify for classification as an inpatient rehabilitation facility, at least 60% of the facility’s inpatient population during the most recent 12-month cost reporting period must have required intensive rehabilitation services for one or more of 13 specified conditions. Inpatient rehabilitation facilities must meet additional coverage criteria, including patient selection and care requirements relating to pre-admission screenings, post-admission evaluations, ongoing coordination of care and involvement of rehabilitation physicians. As of September 30, 2011, we operated nine inpatient rehabilitation units within our hospitals.

Psychiatric

Inpatient psychiatric facilities are paid based on a prospective payment system. Under this prospective payment system, inpatient psychiatric facilities receive a federal per diem base rate that is based on the sum of the average routine operating, ancillary and capital costs for each patient day of psychiatric care in an inpatient psychiatric facility. The federal per diem base rate is then adjusted for budget neutrality, such that the amount of total payments under the prospective payment system are projected to be equal to the total estimated payments that would have been made to inpatient psychiatric facilities under the previous cost-based system of payment. This federal per diem base rate is further adjusted to reflect certain patient and facility characteristics, including patient age, certain diagnostic related groups, facility wage index adjustment, and facility rural location. The payment rates are adjusted annually on a July 1 update cycle. Inpatient psychiatric facilities receive additional outlier payments for cases in which estimated costs for the case exceed an adjusted threshold amount plus the total adjusted payment amount for the stay. For rate year 2011, CMS updated the market basket by 2.15%, representing the full market basket of 2.4% reduced by 0.25% as required by the Health Reform Law. For rate year 2012, which began on July 1, 2011, CMS increased inpatient psychiatric payment rates by 2.95%, which includes a market basket increase of 3.2% and a 0.25% reduction required by the Health Reform Law. CMS anticipates an additional aggregate $10 million decrease in payments due to an adjustment to the outlier threshold in rate year 2012. Rate year 2012 will be a 15-month period in order to transition to a federal fiscal year update period, which will begin October 1, 2012. The Health Reform Law provides for additional reductions to the inpatient psychiatric facility prospective payment system market basket update, as well as other payment adjustments, in future years as discussed below in the section entitled “Government Regulation and Other Factors—Healthcare Reform.” As of September 30, 2011, we operated one behavioral health hospital facility and twelve specially designated psychiatric units that are subject to these rules.

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

The PFS rates are adjusted each year, and reductions in both current and future payments are anticipated. The SGR formula, mandated by statute, is intended to control growth in aggregate Medicare expenditures for physicians’ services. Since 2003, Congress has passed multiple legislative acts delaying application of the SGR to the PFS. For calendar year 2011, CMS issued a final rule applying the SGR in a manner that would have resulted in an aggregate reduction of 24.9% to all physician payments under the PFS, but Congress passed legislation postponing the cut from December 1, 2010 until January 1, 2012. We cannot predict whether Congress will intervene to prevent this reduction to payments in the future. Barring delay or repeal of the SGR by Congress, Medicare payments to physicians are scheduled to be cut by 27.4% effective January 1, 2012.

Ambulatory Surgery Centers

CMS reimburses ambulatory surgical centers (“ASC”) using a predetermined fee schedule. Reimbursements for ASC overhead costs are limited to no more than the overhead costs paid to hospital outpatient departments under the Medicare hospital outpatient prospective payment system. All surgical procedures, other than those that pose a significant safety risk or generally require an overnight stay, are payable as ASC procedures. From time to time, CMS considers expanding the services that may be performed in ASCs, which may result in more Medicare procedures that historically have been performed in hospitals, such as ours, being moved to ASCs, potentially reducing surgical volume in our hospitals. A November 1, 2011 final rule provides for a 1.6% annual update to ASC payments for calendar year 2012, which includes the market basket update of 2.7% and a negative 1.1% productivity adjustment. The final rule also establishes a quality reporting program for ASCs by which ASCs that fail to report on five quality measures beginning on October 1, 2012, will receive a two percentage point reduction in reimbursement for calendar year 2014. The Health Reform Law provides for additional reductions to the ASC prospective payment system in future years as discussed below in the section entitled “Government Regulation and Other Factors—Healthcare Reform.”

Recovery Audit Contractors

Under the statutorily required Recovery Audit Contractor (“RAC”) program, CMS is required to contract with third-parties to conduct post-payment reviews of Medicare providers and suppliers. RACs are paid on a contingency fee basis to detect and correct improper payments in the Medicare program. CMS has awarded contracts to four RACs that have implemented the RAC program on a nationwide basis.

Managed Medicare

Managed Medicare plans represent arrangements where CMS contracts with private companies to provide members with Medicare Part A, Part B and Part D benefits. Managed Medicare plans can be structured as health maintenance organizations, preferred provider organizations, or private fee-for-service plans. The Medicare program allows beneficiaries to choose enrollment in certain managed Medicare plans. Legislative changes in 2003 increased reimbursement to managed Medicare plans and limited, to some extent, the financial risk to the companies offering the plans. Following these changes, the number of beneficiaries choosing to receive their Medicare benefits through such plans has increased. However, the Health Reform Law provides for reductions to managed Medicare plan payments, which began in 2010, that will result in managed Medicare per capita premium payments becoming equal, on average, to traditional Medicare payments. The Health Reform Law also expanded the RAC program to include managed Medicare.

Medicaid

Medicaid programs are jointly funded by federal and state governments and are administered by states under an approved plan that provides hospital and other healthcare benefits to qualifying individuals who are unable to afford care. All of our hospitals are certified as providers of Medicaid services. State Medicaid programs may use a prospective payment system, cost-based payment system or other payment methodology for hospital services. However, Medicaid reimbursement is often less than a hospital’s cost of services. In addition, the Health Reform Law prohibits the use of federal funds under the Medicaid program to reimburse providers for medical assistance provided to treat certain HACs. The statutory effective date for the prohibition of use of federal Medicaid funds to pay for treatment of HACs is July 1, 2011, but CMS has announced that it will delay enforcement until July 1, 2012. In a final rule released June 1, 2011, CMS authorizes states to add additional provider-preventable conditions to the list of HACs for which Medicaid reimbursement will not be allowed.

The federal government and many states from time to time consider altering the level of Medicaid funding or expanding Medicaid benefits in a manner that could adversely affect future levels of Medicaid reimbursement received by our hospitals. Additionally, the states in which we operate have experienced budget constraints as a result of increased costs and lower than expected tax collections. Many states have experienced or projected shortfalls in their budgets, and economic conditions may increase these budget pressures. Health and human services programs, including Medicaid and similar programs, represent a significant portion of state budgets. The states in which we operate have responded to these budget concerns by decreasing funding for healthcare programs or making structural changes that have resulted or may result in a reduction to Medicaid hospital revenues. Additional Medicaid spending cuts or other program changes may be implemented in the future in the states in which we operate. However, the Health Reform Law generally requires states at least to maintain Medicaid eligibility standards established prior to the enactment of the law until January 1, 2014 for adults and until October 1, 2019 for children. The Health Reform Law also requires states to significantly expand their Medicaid program coverage by 2014.

The American Recovery and Reinvestment Act of 2009 (“ARRA”) allocated approximately $87.0 billion to temporarily increase the share of program costs paid by the federal government to fund each state’s Medicaid program. Although initially scheduled to expire at the end of 2010, Congress allocated additional funds to extend this increased federal funding to states through June 2011. Although these increased funds provided a benefit to state Medicaid programs by temporarily helping to avoid more extensive program and reimbursement cuts, the expiration of the increased federal funding may result in significant reductions to states’ Medicaid programs.

Through DEFRA, Congress has expanded the federal government’s involvement in fighting fraud, waste and abuse in the Medicaid program by creating the Medicaid Integrity Program. Among other things, this legislation requires CMS to employ private contractors, referred to as Medicaid Integrity Contractors (“MICs”), to perform reviews and post-payment audits of Medicaid claims and identify overpayments. MICs are assigned to five geographic jurisdictions and have commenced audits of Medicaid providers in each jurisdiction. The Health Reform Law increases federal funding for the MIC program for federal fiscal year 2011 and later years. In addition to MICs, several other contractors and state Medicaid agencies have increased their review activities. The Health Reform Law also expands the RAC program’s scope to include Medicaid claims, and a final rule released by CMS on September 14, 2011, requires states to implement Medicaid RAC programs by January 1, 2012.

Private Supplemental Medicaid Reimbursement Programs

Certain of our acute care hospitals receive supplemental Medicaid reimbursement, including reimbursement from programs for participating private hospitals that enter into indigent care affiliation agreements with public hospitals or county governments in the state of Texas. Under the CMS-approved programs, affiliated hospitals, including our Texas hospitals, have expanded the community healthcare safety net by providing indigent healthcare services. Participation in indigent care affiliation agreements by our Texas hospitals has resulted in an increase in acute care revenue by virtue of the hospitals’ entitlement to supplemental Medicaid inpatient reimbursement. On December 12, 2011, CMS approved a Texas Medicaid waiver that allows Texas to continue receiving supplemental Medicaid reimbursement while expanding its Medicaid managed care programs. Supplemental payment programs are currently being reviewed by certain state agencies, and some states have made or may make waiver requests to CMS to replace their existing supplemental payment programs. It is possible that these reviews and waiver requests could result in the restructuring of such supplemental payment programs and could result in the payments being reduced or eliminated. It is also unclear whether our revenues from these programs will be adversely affected as the provisions of the Health Reform Law are implemented.

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

As state governments seek to control the cost of their Medicaid programs, enrollment in managed Medicaid plans, including states in which we operate, has increased in recent years. For example, Florida legislation has established a goal of statewide implementation of Medicaid managed care. On December 15, 2011, CMS approved, with certain stipulations, a two-year extension of Florida’s five-state Medicaid managed care pilot program. In addition, another waiver request, which would allow Florida to expand its Medicaid managed care program statewide, is pending with CMS.

The Texas legislature and the Health and Human Services Commission (“THHSC”) have recommended expanding Medicaid managed care enrollment in the state. On December 12, 2011, CMS approved a Medicaid waiver that allows Texas to expand its Medicaid managed care program while preserving hospital funding, provides incentive payments for healthcare improvements and directs more funding to hospitals that serve large numbers of uninsured patients. In the future there may be additional expansion of managed Medicaid plans in the states in which we operate, and economic conditions or budgetary pressures may result in reductions in premium payments to these plans.

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

Annual Cost Reports

All hospitals participating in the Medicare and Medicaid programs, whether paid on a reasonable cost basis or under a prospective payment system, must meet specific financial reporting requirements. Federal regulations require submission of annual cost reports identifying medical costs and expenses associated with the services provided by each hospital to Medicare beneficiaries and Medicaid recipients. These annual cost reports are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be due to us under these reimbursement programs. The audit process may take several years to reach the final determination of allowable amounts under the programs. Providers also have the right of appeal, and it is common to contest issues raised in audits of prior years’ reports.

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

Managed Care

Managed care payors, including health maintenance organizations and preferred provider organizations, are organizations that provide insurance coverage and a network of healthcare providers to members for a fixed monthly premium. To control costs, these organizations typically contract with hospitals and other providers for discounted prices, review medical services to ensure that no unnecessary services are provided, and market providers within their networks to health plan members. A significant percentage of our overall payor mix is commercial managed care. We generally receive lower payments from commercial managed care payors than from traditional commercial/indemnity insurers for similar services.

Commercial Insurance

Our hospitals provide services to a decreasing number of individuals covered by traditional private healthcare insurance as managed care plans grow in prominence. Private insurance carriers make direct payments to hospitals or, in some cases, reimburse their policy holders, based upon negotiated discounts from the particular hospital’s established charges and the particular coverage provided in the insurance policy.

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

Government Regulation and Other Factors

A framework of extremely complex federal and state laws, rules and regulations governs the healthcare industry and, for many provisions, there is little history of regulatory or judicial interpretation upon which to rely. The Health Reform Law significantly increases this complexity. Because we operate in a heavily regulated industry subject to shifts in political and regulatory dynamics, we devote significant time and resources to regulatory compliance, including compliance with those laws and regulations described below.

Healthcare Reform

The Health Reform Law, as enacted, will change how healthcare services are covered, delivered and reimbursed through expanded coverage of uninsured individuals, reduced growth in Medicare program spending, reductions in Medicare and Medicaid DSH payments, and the establishment of programs where reimbursement is tied to clinical integration and quality of care. In addition, the new law reforms certain aspects of health insurance, expands existing efforts to tie Medicare and Medicaid payments to performance and quality and contains provisions intended to strengthen fraud and abuse enforcement. Numerous lawsuits have challenged the constitutionality of the Health Reform Law. Some federal courts have upheld the constitutionality of the Health Reform Law or dismissed cases on procedural grounds. Others have held unconstitutional the requirement that individuals maintain health insurance or pay a penalty and have either found the Health Reform Law void in its entirety or left the remainder of the law intact. Federal appellate courts are split on the constitutionality of the Health Reform Law, and it is anticipated that the issue will ultimately be decided by the U.S. Supreme Court in 2012. Based on the outcome of U.S. Supreme Court’s review, the Health Reform Law, or individual components of it, may be upheld, invalidated or modified.

Expanded Coverage

Based on estimates of the Congressional Budget Office (“CBO”) and CMS made prior to enactment of the Health Reform Law, by 2019, the Health Reform Law, as enacted, will expand coverage to 32 to 34 million additional individuals (resulting in coverage of an estimated 94% of the legal U.S. population). This increased coverage will occur through a combination of expanded public health insurance programs, increased enrollment in private sector health insurance and other reforms.

Medicaid Expansion. The primary public program coverage expansion will occur through changes in Medicaid, and to a lesser extent, expansion of the Children’s Health Insurance Program (“CHIP”). The most significant changes will expand the categories of individuals eligible for Medicaid coverage and permit individuals with relatively higher incomes to qualify. The federal government reimburses the majority of a state’s Medicaid expenses, and it conditions its payment on the state meeting certain requirements. The federal government currently requires that states provide coverage for only limited categories of low-income adults under 65 years old (e.g., women who are pregnant and the blind or disabled). In addition, the income level required for individuals and families to qualify for Medicaid varies widely from state to state.

The Health Reform Law materially changes the requirements for Medicaid eligibility. Commencing January 1, 2014, all state Medicaid programs are required to provide, and the federal government will subsidize, Medicaid coverage to virtually all adults under 65 years old with incomes at or under 133% of the FPL. This expansion will create a minimum Medicaid eligibility threshold that is uniform across states. Further, the Health Reform Law also requires states to apply a “5% income disregard” to the Medicaid eligibility standard, so that Medicaid eligibility will effectively be extended to those with incomes up to 138% of the FPL. According to the CBO’s March 2011 projection, these new eligibility requirements will expand Medicaid and CHIP coverage by an estimated 17 million people nationwide. A disproportionately large percentage of the new Medicaid coverage is likely to be in states that currently have relatively low income eligibility requirements.

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

Historically, states often have attempted to reduce Medicaid spending by limiting benefits and tightening Medicaid eligibility requirements. However, the Health Reform Law now requires states to at least maintain Medicaid eligibility standards established prior to the enactment of the law for adults until January 1, 2014, and for children until October 1, 2019. States with budget deficits may seek exemptions from this requirement, but only to address eligibility standards that apply to adults making more than 133% of the FPL.

Private Sector Expansion. The expansion of health coverage through the private sector as a result of the Health Reform Law, as enacted, will occur through new requirements applicable to health insurers, employers and individuals. Each health plan must keep its annual non-medical costs lower than 15% of premium revenue for the group market and lower than 20% in the small group and individual markets or rebate its enrollees the amount spent in excess of the percentage. In addition, health insurers are not permitted to deny coverage to children based upon a pre-existing condition and must allow dependent care coverage for children up to 26 years old. Commencing January 1, 2014, health insurance companies will be prohibited from imposing annual coverage limits, dropping coverage, excluding persons based upon pre-existing conditions or denying coverage for any individual who is willing to pay the premiums for such coverage.

Larger employers will be subject to new requirements and incentives to provide health insurance benefits to their full-time employees. Effective January 1, 2014, employers with 50 or more employees that do not offer health insurance will be held subject to a penalty if an employee obtains government-subsidized coverage through an Exchange. The employer penalties will range from $2,000 to $3,000 per employee, subject to certain thresholds and conditions.

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

To facilitate the purchase of health insurance by individuals and small employers, each state must establish an Exchange by January 1, 2014. Based on CBO estimates issued in March 2011, 24 million individuals will obtain their health insurance coverage through an Exchange by 2021. This amount will include individuals who were previously uninsured and individuals who have switched from their prior insurance coverage to a plan obtained through the Exchange. The Health Reform Law requires that the Exchanges be designed to make the process of evaluating, comparing and acquiring coverage simple for consumers. For example, each state’s Exchange must maintain an internet website through which consumers may access health plan ratings that are assigned by the state based on quality and price, view governmental health program eligibility requirements and calculate the actual cost of health coverage. Health insurers participating in the Exchange must offer a set of minimum benefits to be defined by the Department and may offer more benefits. Health insurers must offer at least two, and up to five, levels of plans that vary by the percentage of medical expenses that must be paid by the enrollee. These levels are referred to as platinum, gold, silver, bronze and catastrophic plans, with gold and silver being the two mandatory levels of plans. Each level of plan must require the enrollee to share the following percentages of medical expenses up to the deductible/co-payment limit: platinum, 10%; gold, 20%; silver, 30%; bronze, 40%; and catastrophic, 100%. Health insurers may establish varying deductible/co-payment levels, up to the statutory maximum (estimated to be between $6,000 and $7,000 for an individual). The health insurers must cover 100% of the amount of medical expenses in excess of the deductible/co-payment limit. For example, an individual making 100% to 200% of the FPL will have co-payments and deductibles reduced to about one-third of the amount payable by those with the same plan with incomes at or above 400% of the FPL.

Public Program Spending

The Health Reform Law provides for Medicare, Medicaid and other federal healthcare program spending reductions between 2010 and 2019. In February 2011, the CBO estimated that from 2012-2021, the Health Reform Law reductions would include $379 billion in Medicare fee-for-service market basket and productivity reimbursement reductions, the majority of which will come from hospitals. The CBO estimate included an additional $57 billion in reductions in Medicare and Medicaid DSH funding. In March 2010, CMS set the estimate of Medicare fee-for-service reductions from 2010-2019 at $233 billion and the Medicare and Medicaid DSH reductions to be an additional $64 billion.

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

The second type of reduction to the market basket is a “productivity adjustment” that will be implemented by the Department beginning in federal fiscal year 2012. The amount of that reduction will be the projected nationwide productivity gains over the preceding 10 years. To determine the projection, the Department will use the Bureau of Labor Statistics (“BLS”) 10-year moving average of changes in specified economy-wide productivity (the BLS data is typically a few years old). The Health Reform Law does not contain guidelines for the Department to use in projecting the productivity figure. For federal fiscal year 2012, CMS has announced a negative 1.0% productivity adjustment to the market basket. CMS estimates that the combined market basket and productivity adjustments will reduce Medicare payments under the inpatient prospective payment system by $112.6 billion from 2010 to 2019.

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

If the aggregate of the three market basket reductions described above is more than the annual market basket adjustments made to account for inflation, there will be an overall reduction in the MS-DRG rates paid to hospitals. For example, if market basket increases to account for inflation would result in a 2% market basket update and the aggregate Health Reform Law market basket adjustments would result in a 3% reduction, then the rates paid to a hospital for inpatient services would be 1% less than rates paid for the same services in the prior year.

Quality-Based Payment Adjustments and Reductions for Inpatient Services. The Health Reform Law establishes or expands three provisions to promote value-based purchasing and to link payments to quality and efficiency. First, in federal fiscal year 2013, the Department is directed to implement a value-based purchasing program for inpatient hospital services. This program will reward hospitals that meet certain quality performance standards established by the Department. The Health Reform Law provides the Department considerable discretion over the value-based purchasing program. On April 29, 2011, CMS issued a final rule establishing the value-based purchasing program for hospital inpatient services. Under this final rule, CMS will distribute an estimated $850 million to hospitals based on their overall performance on a set of quality measures that have been linked to improved clinical processes of care and patient satisfaction. For payments in federal fiscal year 2013, hospitals will be scored based on a weighted average of patient experience scores using the Hospital Consumer Assessment of Healthcare Providers and Systems survey and 12 clinical process-of-care measures. CMS will score each hospital based on achievement (relative to other hospitals) and improvement ranges (relative to the hospital’s own past performance) for each applicable measure. Because the Health Reform Law provides that the pool will be fully distributed, hospitals that meet or exceed the quality performance standards set by the Department will receive greater reimbursement under the value-based purchasing program than they would have otherwise. On the other hand, hospitals that do not achieve the necessary quality performance will receive reduced Medicare inpatient hospital payments. CMS will notify each hospital of the exact amount of its value-based incentive payment for fiscal year 2013 discharges on November 1, 2012.

Second, beginning in federal fiscal year 2013, inpatient payments will be reduced if a hospital experiences “excessive readmissions” within a 30-day period of discharge for heart attack, heart failure, pneumonia or other conditions that may be designated by CMS at a future time. Hospitals with what CMS defines as “excessive readmissions” for these conditions will receive reduced payments for all inpatient discharges, not just discharges relating to the conditions subject to the excessive readmission standard. Each hospital’s performance will be publicly reported by CMS. On August 1, 2011, CMS issued a final rule implementing portions of this program but indicated that it will issue additional policies with respect to excessive readmissions, including the specific payment adjustment methodology, in future rulemakings.

Third, reimbursement will be reduced based on a facility’s HAC rates. A HAC is a condition that is acquired by a patient while admitted as an inpatient in a hospital, such as a surgical site infection. Beginning in federal fiscal year 2015, hospitals that rank in the worst 25% nationally of HACs for all hospitals in the previous year will receive a 1% reduction in their total Medicare payments. In addition, the Health Reform Law prohibits the use of federal funds under the Medicaid program to reimburse providers for medical services provided to treat HACs. In a final rule released June 1, 2011, CMS authorizes states to add additional provider-preventable conditions to the list of HACs for which Medicaid reimbursement will not be allowed. Although the statutory effective date for the prohibition of use of federal Medicaid funds to pay for treatment of HACs was July 1, 2011, CMS has delayed enforcement until July 1, 2012.

Outpatient Market Basket and Productivity Adjustment. Hospital outpatient services paid under the prospective payment system are classified into APCs. The APC payment rates are updated each calendar year based on the market basket. The first two market basket changes outlined above —the general reduction and the productivity adjustment —apply to outpatient services as well as inpatient services, although these are applied on a calendar year basis. The percentage changes specified in the Health Reform Law summarized above as the general reduction for inpatients —e.g., 0.2% in 2015 —are the same for outpatients. CMS estimates that the combined market basket and productivity adjustments will reduce Medicare payments under the outpatient prospective payment system by $26.3 billion from 2010 to 2019.

Inpatient Rehabilitation Hospitals and Units. The first two market basket changes outlined above for inpatient services—the general reduction and the productivity adjustment—also apply to inpatient rehabilitation services. The percentage changes specified in the Health Reform Law summarized above as the general reduction for inpatients—e.g., 0.2% in 2015—are the same for rehabilitation inpatients. CMS estimates that the combined market basket and productivity adjustments will reduce Medicare payments under the inpatient rehabilitation facilities prospective payment system by $5.7 billion from 2010 to 2019. The Health Reform Law requires each inpatient rehabilitation facility to report certain quality measures to the Department or receive a two percentage point reduction to the market basket update beginning with the market basket update for federal fiscal year 2014. In a final rule issued on July 29, 2011, CMS announced two quality measures that must be reported to receive the full market basket update in federal fiscal year 2014 and indicated that a third quality measure is under development.

Inpatient Psychiatric Facilities. The first two market basket changes outlined above for inpatient services—the general reduction and the productivity adjustment—also apply to inpatient psychiatric services. The percentage changes specified in the Health Reform Law summarized above as the general reduction for inpatients—e.g., 0.2% in 2015—are the same for psychiatric inpatients, although these are applied on a rate year basis. However, effective October 1, 2012, CMS will switch from a July 1 through June 30 rate year to a federal fiscal year for inpatient psychiatric facility rate updates. CMS estimates that the combined market basket and productivity adjustments will reduce Medicare payments under the inpatient psychiatric facilities prospective payment system by $4.3 billion from 2010 to 2019.

Medicare and Medicaid Disproportionate Share Hospital Payments. The Medicare DSH program provides for additional payments to hospitals that treat a disproportionate share of low-income patients. Under the Health Reform Law, beginning in federal fiscal year 2014, Medicare DSH payments will be reduced to 25% of the amount they otherwise would have been absent the new law. The remaining 75% of the amount that would otherwise be paid under Medicare DSH will be effectively pooled, and this pool will be reduced further each year by a formula that reflects reductions in the national level of uninsured who are under 65 years of age. In other words, the greater the increase in coverage for the previously uninsured nationwide, the more the Medicare DSH payment pool will be reduced. Each hospital will then be paid, out of the reduced DSH payment pool, an amount allocated based upon its level of uncompensated care. In addition to Medicare DSH funding, hospitals that provide care to a disproportionately high number of low-income patients may receive Medicaid DSH payments. The federal government distributes federal Medicaid DSH funds to each state based on a statutory formula. The states have broad discretion to distribute the DSH funding among qualifying hospitals.

It is difficult to predict the full impact of the Medicare and Medicaid DSH reductions. For example, with respect to Medicare DSH payments, the Health Reform Law does not mandate what data source the Department must use to determine the reduction, if any, in the uninsured population nationally or define “uncompensated care.” In February 2011, the CBO estimated that the Health Reform Law would result in $57 billion in reductions to Medicare and Medicaid DSH payments between 2012 and 2021, while in April 2010, CMS estimated reimbursement reductions totaling $50 billion from 2010 to 2019.

Accountable Care Organizations. The Health Reform Law requires the Department to establish a Medicare Shared Savings Program (“MSSP”) that promotes accountability and coordination of care through the creation of Accountable Care Organizations (“ACOs”). Beginning no later than January 1, 2012, the program will allow providers (including hospitals), physicians and other designated professionals and suppliers to form ACOs and voluntarily work together to invest in infrastructure and redesign delivery processes to achieve high quality and efficient delivery of services. The program is intended to produce savings as a result of improved quality and operational efficiency. ACOs that achieve quality performance standards established by the Department will be eligible to share in a portion of the amounts saved by the Medicare program. The Department has significant discretion to determine key elements of the program. On May 17, 2011, CMS announced an initiative known as the “pioneer” ACO model to allow healthcare provider and supplier teams that already have experience in coordinating patient care to launch ACOs by the latter part of 2011. On October 20, 2011, CMS, the Department’s Office of Inspector General (“OIG”) and certain other federal agencies released a series of final rules further defining and implementing the ACO program. These final rules provide for two different ACO tracks, the first of which allows ACOs to share only in the savings under the MSSP. The second track requires ACOs to share in any savings or losses under the MSSP but offers ACOs a greater share of any savings realized under the MSSP. As authorized by the Health Reform Law, the final rules also provide for certain waivers from fraud and abuse laws for ACOs. Although we are not forming ACOs to participate in the MSSP at this time, we are pursuing similar initiatives with commercial insurers, with a focus on building clinically integrated high performance provider networks intended to compete in an environment where commercial insurers increasingly are implementing pay for performance and value-based purchasing reimbursement models similar to those contemplated by the Health Reform Law.

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

Ambulatory Surgery Centers. The Health Reform Law reduces reimbursement for ASCs through a productivity adjustment to the market basket similar to the productivity adjustment for inpatient and outpatient hospital services, beginning in federal fiscal year 2011. Further, on April 18, 2011, as required by the Health Reform Law, the Department reported to Congress on its plan for implementing a value-based purchasing program for ASCs. On November 1, 2011, CMS issued a final rule establishing a quality reporting program for ASCs by which ASCs that fail to report on five quality measures beginning on October 1, 2012, will receive a two percentage point reduction in reimbursement for calendar year 2014.

Medicare Managed Care (Medicare Advantage or “MA”). Under the MA program, the federal government contracts with private health plans to provide inpatient and outpatient benefits to beneficiaries who enroll in such plans. Nationally, approximately 24% of Medicare beneficiaries have elected to enroll in MA plans. Effective in 2014, the Health Reform Law requires MA plans to keep annual administrative costs lower than 15% of annual premium revenue. The Health Reform Law reduces, over a three year period, premium payments to the MA Plans such that CMS’ managed care per capita premium payments are, on average, equal to traditional Medicare. In the spring of 2010, the CBO and CMS, respectively, estimated that payments to MA plans would be reduced by $138 to $145 billion between 2010 and 2019. These reductions to MA plan premium payments may cause some plans to raise premiums or limit benefits, which in turn might cause some Medicare beneficiaries to terminate their MA coverage and enroll in traditional Medicare. However, CMS has indicated that MA premium rates are expected to decrease in 2012 relative to 2011 and that enrollment in MA plans is forecast to increase in 2012.

Physician-owned Hospitals. The Health Reform Law prohibits newly created physician-owned hospitals from billing for Medicare patients referred by their physician owners. As a result, the new law effectively prevents the formation of physician-owned hospitals after December 31, 2010. While the new law grandfathers existing physician-owned hospitals, including our facilities that have physician ownership, it does not allow these hospitals to increase the percentage of physician ownership and significantly restricts our ability to add beds and operating rooms at such physician-owned facilities.

Program Integrity and Fraud and Abuse

The Health Reform Law makes several significant changes to healthcare fraud and abuse laws, provides additional enforcement tools to the government, increases cooperation between agencies by establishing mechanisms for the sharing of information and enhances criminal and administrative penalties for non-compliance. For example, the Health Reform Law: (1) provides $350 million in increased federal funding over 10 years to fight healthcare fraud, waste and abuse; (2) expands the scope of the RAC program to include MA plans and Medicaid; (3) authorizes the Department, in consultation with the OIG, to suspend Medicare and Medicaid payments to a provider of services or a supplier “pending an investigation of a credible allegation of fraud;” (4) provides Medicare contractors with additional flexibility to conduct random prepayment reviews; and (5) tightens up the requirements for returning overpayments made by governmental health programs and expands the federal False Claims Act (“FCA”) liability to include failure to report and return an overpayment within 60 days of identifying the overpayment or by the date a corresponding cost report is due, whichever is later.

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

However, it is difficult to predict the potential amount of additional revenue resulting from these elements of the Health Reform Law, because of uncertainty surrounding a number of material factors, including the following:

•

how many previously uninsured individuals will obtain coverage as a result of the Health Reform Law (while the CBO estimates 32 million by 2016 and 34 million by 2021, CMS estimates almost 34 million by 2019; both agencies made a number of assumptions to derive that figure, including how many individuals will ignore substantial subsidies and decide to pay the penalty rather than obtain health insurance and what percentage of people in the future will meet the new Medicaid income eligibility requirements);

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

•	the rate paid by state governments under the Medicaid program for newly covered individuals;

•	the effect of the value-based purchasing program on our hospitals’ revenue and the effects of other quality programs that will be implemented;

•	the percentage of individuals in the Exchanges who select the high deductible plans, since health insurers offering those kinds of products have traditionally sought to pay lower rates to hospitals;

•

whether the net effect of the Health Reform Law, including the prohibition on excluding individuals based on pre-existing conditions, the requirement to keep medical costs lower than a specified percentage of premium revenue, other health insurance reforms and the annual fee applied to all health insurers, will put pressure on the profitability of health insurers, which in turn might cause them to seek to reduce payments to hospitals with respect to both newly insured individuals and their existing business; and

•

the possibility that implementation of provisions expanding health insurance coverage will be delayed or even blocked due to court challenges or revised or eliminated as a result of court challenges and efforts to repeal or amend the new law.

On the other hand, the Health Reform Law provides for significant reductions in the growth of Medicare spending, reductions in Medicare and Medicaid DSH payments and the establishment of programs where reimbursement is tied to quality and clinical integration. Reductions in Medicare and Medicaid spending may significantly impact our business and could offset any positive effects of the Health Reform Law. It is difficult to predict the amount of potential revenue reductions resulting from reduced Medicare and Medicaid spending because of uncertainty regarding a number of material factors, including the following:

•	the amount of overall revenues we will generate from Medicare and Medicaid business when the reductions are implemented;

•	whether reductions required by the Health Reform Law will be changed by statute or judicial decision prior to becoming effective;

•	the size of the Health Reform Law’s annual productivity adjustment to the market basket in future years;

•	the amount of the Medicare DSH reductions that will be made, commencing in federal fiscal year 2014;

•	the allocation to our hospitals of the Medicaid DSH reductions, commencing in federal fiscal year 2014;

•	what the losses in revenues will be, if any, from the Health Reform Law’s quality initiatives;

•	how successful ACOs will be at coordinating care and reducing costs;

•	the scope and nature of potential changes to Medicare reimbursement methods, such as an emphasis on bundling payments or coordination of care programs;

•

whether our revenues from private supplemental Medicaid reimbursement programs will be adversely affected because there may be fewer indigent, non-Medicaid patients for whom we provide services pursuant to these programs; and

•	reductions to Medicare payments that CMS may impose for “excessive readmissions.”

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

All of our operating hospitals are certified under the Medicare program and are accredited by either Det Norske Veritas (“DNV”) or The Joint Commission, the effect of which is to permit the facilities to participate in the Medicare and Medicaid programs. If any facility loses its accreditation by either DNV or The Joint Commission, as applicable, the facility would be subject to state surveys, potentially be subject to increased scrutiny by CMS and likely lose payment from non-government payors. We intend to conduct our operations in compliance with current applicable federal, state, local and independent review body regulations and standards, but we cannot assure you that government agencies or other entities enforcing such requirements would find our facilities in compliance with such requirements. Licensure, certification, or accreditation requirements also may require notification or approval in the event of certain transfers or changes in ownership or organization. Requirements for licensure, certification and accreditation are subject to change and, in order to remain qualified, we may need to make changes in our facilities, equipment, personnel and services.

CMS has announced an initiative to require all Medicare-certified providers and suppliers that enrolled prior to March 25, 2011, to revalidate their Medicare enrollment records by March 2015 in order for CMS to implement new screening criteria mandated by the Health Reform Law. Pursuant to this initiative, Medicare contractors will send mandatory revalidation requests to all affected providers and suppliers, including to our facilities, and our facilities will have a limited time to respond to the requests. We believe that we are in a position to promptly comply with any mandatory revalidation requests, but failure to timely revalidate Medicare enrollment records for our facilities could result in deactivation or termination of our facilities’ Medicare enrollment, which could adversely affect our business.

Utilization Review

Federal law contains numerous provisions designed to ensure that services rendered by hospitals to Medicare and Medicaid patients meet professionally recognized standards and are medically necessary and that claims for reimbursement are properly filed. These provisions include a requirement that a sampling of admissions of Medicare and Medicaid patients be reviewed by quality improvement organizations that analyze the appropriateness of Medicare and Medicaid patient admissions and discharges, quality of care, validity of diagnosis-related group classifications and appropriateness of cases of extraordinary length of stay or cost. Quality improvement organizations may deny payment for services provided, assess fines and recommend to the Department that a provider not in substantial compliance with the standards of the quality improvement organization be excluded from participation in the Medicare program. Most non-governmental managed care organizations also require utilization review.

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

Among these statutes is a section of the Social Security Act known as the federal anti-kickback statute. This law prohibits providers and others from soliciting, receiving, offering or paying, directly or indirectly, any remuneration with the intent of generating referrals or orders for services or items covered by a federal healthcare program. Courts have interpreted this law broadly and held that there is a violation of the anti-kickback statute if just one purpose of the remuneration is to generate referrals, even if there are other lawful purposes. The Health Reform Law further provides that knowledge of the law or specific intent to violate the law is not required to establish a violation of the anti-kickback statute.

The OIG has published final safe harbor regulations that outline categories of activities that are deemed protected from prosecution under the anti-kickback statute. Currently there are safe harbors for various arrangements and activities, including the following: investment interests, space rental, equipment rental, practitioner recruitment, personal services and management contracts, sale of practice, referral services, warranties, discounts, employees, group purchasing organizations, waiver of beneficiary coinsurance and deductible amounts, managed care arrangements, obstetrical malpractice insurance subsidies, investments in group practices, ambulatory surgery centers, and referral agreements for specialty services.

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

We have a variety of financial relationships with physicians who refer patients to our hospitals. Physicians own interests in nine of our full service acute care hospitals. We also have other joint venture relationships with physicians and contracts with physicians providing for a variety of financial arrangements, including employment contracts, leases and professional service agreements. We provide financial incentives to recruit physicians to relocate to communities served by our hospitals, including minimum cash collections guarantees and forgiveness of repayment obligations. Although we have established policies and procedures to ensure that our arrangements with physicians comply with current law and available interpretations, we cannot assure you that regulatory authorities that enforce these laws will not determine that some of these arrangements violate the anti-kickback statute or other applicable laws. Violation of the anti-kickback statute is a felony, and such a determination could subject us to liabilities under the Social Security Act, including criminal penalties of imprisonment or fines, civil penalties up to $50,000, damages up to three times the total amount of the improper payment to the referral source and exclusion from participation in Medicare, Medicaid or other federal healthcare programs, any of which could have a material adverse effect on our business, financial condition or results of operations.

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

The Social Security Act also includes a provision commonly known as the “Stark Law.” This law prohibits physicians from referring Medicare and Medicaid patients to entities with which they or any of their immediate family members have a financial relationship for the provision of certain designated health services that are reimbursable by Medicare or Medicaid, including inpatient and outpatient hospital services. The law also prohibits the entity from billing the Medicare program for any items or services that stem from a prohibited referral. Sanctions for violating the Stark Law include civil monetary penalties up to $15,000 per item or service improperly billed and exclusion from the federal healthcare programs. There are a number of exceptions to the self-referral prohibition, including an exception for a physician’s ownership interest in an entire hospital, although the Health Reform Law significantly restricts this exception. There are also exceptions for many of the customary financial arrangements between physicians and providers, including employment contracts, leases, professional services agreements, non-cash gifts having a value less than $373 (effective for calendar year 2012) and recruitment agreements. Unlike safe harbors under the anti-kickback statute, with which compliance is voluntary, an arrangement must comply with every requirement of the appropriate Stark Law exception or the arrangement is in violation of the Stark Law. Further, intent does not have to be proven to establish a violation of the Stark Law.

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

Historically the Stark Law has contained an exception, commonly referred to as the whole hospital exception, allowing physicians to own an interest in an entire hospital, as opposed to an interest in a hospital department. However, the Health Reform Law significantly narrows the Stark Law’s whole hospital exception. Specifically, the whole hospital exception is available only to hospitals that had physician ownership in place as of March 23, 2010, and a Medicare provider agreement effective as of December 31, 2010. Thus, the Health Reform Law effectively prevents the formation of new physician-owned hospitals. On November 2, 2010, CMS issued a final rule implementing certain provisions of the amended whole hospital exception. While the amended whole hospital exception grandfathers certain existing physician-owned hospitals, including ours, it generally prohibits a grandfathered hospital from increasing its aggregate percentage of physician ownership beyond the aggregate level that was in place as of March 23, 2010. Further, subject to limited exceptions, a grandfathered physician-owned hospital may not increase its aggregate number of operating rooms, procedure rooms, and beds for which it is licensed beyond the number as of March 23, 2010.

The whole hospital exception, as amended, also contains additional disclosure requirements. For example, a grandfathered physician-owned hospital is required to submit an annual report to the Department listing each investor in the hospital, including all physician owners. In addition, grandfathered physician-owned hospitals must have procedures in place that require each referring physician owner to disclose to patients, with enough notice for the patient to make a meaningful decision regarding receipt of care, the physician’s ownership interest and, if applicable, any ownership interest held by the treating physician. A grandfathered physician-owned hospital also must disclose on its web site and in any public advertising the fact that it has physician ownership. The Health Reform Law requires grandfathered physician-owned hospitals to comply with these new requirements by September 23, 2011, and requires the Department to audit hospitals’ compliance beginning no later than May 1, 2012.

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

Evolving interpretations of current, or the adoption of new, federal or state laws or regulations could affect many of the arrangements entered into by each of our hospitals. In addition, law enforcement authorities, including the OIG, the courts and Congress are increasing scrutiny of arrangements between healthcare providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to improperly pay for patient referrals or other business. Investigators also have demonstrated a willingness to look behind the formalities of a business transaction to determine the underlying purpose of payments between healthcare providers and potential referral sources.

Many of the states in which we operate also have adopted laws that prohibit payments to physicians in exchange for referrals similar to the federal anti-kickback statute or that otherwise prohibit fraud and abuse activities. Many states also have passed self-referral legislation similar to the Stark Law, prohibiting the referral of patients to entities with which the physician has a financial relationship. Often these state laws are broad in scope and may apply regardless of the source of payment for care. These statutes typically provide for criminal and civil penalties, as well as loss of licensure. Little precedent exists for the interpretation or enforcement of these state laws.

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

The Federal False Claims Act and Similar State Laws

Another trend affecting the healthcare industry today is the increased use of the FCA and, in particular, actions being brought by individuals on the government’s behalf under the FCA’s “qui tam” or whistleblower provisions. Whistleblower provisions allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the federal government. If the government intervenes in the action and prevails, the party filing the initial complaint may share in any settlement or judgment. If the government does not intervene in the action, the whistleblower plaintiff may pursue the action independently and may receive a larger share of any settlement or judgment. When a private party brings a qui tam action under the FCA, the defendant generally will not be made aware of the lawsuit until the government commences its own investigation or makes a determination whether it will intervene. Further, every entity that receives at least $5.0 million annually in Medicaid payments must have written policies for all employees, contractors or agents, providing detailed information about false claims, false statements and whistleblower protections under certain federal laws, including the FCA, and similar state laws.

When a defendant is determined by a court of law to be liable under the FCA, the defendant must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 to $11,000 for each separate false claim. Settlements entered into prior to litigation usually involve a less severe calculation of damages. There are many potential bases for liability under the FCA. Liability often arises when an entity knowingly submits a false claim for reimbursement to the federal government. The FCA broadly defines the term “knowingly.” Although simple negligence will not give rise to liability under the FCA, submitting a claim with reckless disregard to its truth or falsity can constitute “knowingly” submitting a false claim and result in liability. In some cases, whistleblowers, the federal government and courts have taken the position that providers that allegedly have violated other statutes, such as the anti-kickback statute or the Stark Law, have thereby submitted false claims under the FCA. The Health Reform Law clarifies this issue with respect to the anti-kickback statute by providing that submission of a claim for an item or service generated in violation of the anti-kickback statute constitutes a false or fraudulent claim under the FCA. The Fraud Enforcement and Recovery Act of 2009 expanded the scope of the FCA by, among other things, creating liability for knowingly and improperly avoiding repayment of an overpayment received from the government and broadening protections for whistleblowers. Under the Health Reform Law, the FCA is implicated by the knowing failure to report and return an overpayment within 60 days of identifying the overpayment or by the date a corresponding cost report is due, whichever is later. Further, the FCA will cover payments involving federal funds in connection with the new health insurance exchanges to be created pursuant to the Health Reform Law.

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

HIPAA Administrative Simplification and Privacy and Security Requirements

The HIPAA Administrative Simplification provisions are intended to encourage electronic commerce in the healthcare industry. These provisions require the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. In addition, HIPAA requires that each provider use a National Provider Identifier. In January 2009, CMS published a final rule making changes to the formats used for certain electronic transactions and requiring the use of updated standard code sets for certain diagnoses and procedures known as ICD-10 code sets. Although use of the ICD-10 code sets is not mandatory until October 1, 2013, we will be modifying our payment systems and processes to prepare for their implementation. Use of the ICD-10 code sets will require significant changes; however, we believe that the cost of compliance with these regulations has not had and is not expected to have a material adverse effect on our business, financial position or results of operations. The Health Reform law requires the Department to adopt standards for additional electronic transactions and to establish operating rules to promote uniformity in the implementation of each standardized electronic transaction.

As required by HIPAA, the Department has issued privacy and security regulations that extensively regulate the use and disclosure of individually identifiable health-related information and require healthcare providers to implement administrative, physical and technical practices to protect the security of individually identifiable health information that is electronically maintained or transmitted. ARRA broadens the scope of the HIPAA privacy and security regulations. Pursuant to ARRA, covered entities must report breaches of unsecured protected health information to affected individuals without unreasonable delay, but not to exceed 60 days of discovery of the breach by the covered entity or its agents. Notification must also be made to the Department and, in certain situations involving large breaches, to the media.

We have developed and utilize a HIPAA compliance plan as part of our effort to comply with HIPAA privacy and security requirements, including the breach notification requirements. The privacy and security regulations have and will continue to impose significant costs on our facilities in order to comply with these standards. Violations of the HIPAA privacy and security regulations may result in civil and criminal penalties, which have been significantly increased by ARRA. As required by ARRA, the Department has announced a pilot program to perform audits of up to 150 covered entities by the end of 2012. Further, ARRA authorizes state attorneys general to bring civil actions seeking either injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents.

There are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns. Our facilities remain subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary, may impose additional obligations and could impose additional penalties. For example, various state laws and regulations may require us to notify affected individuals in the event of a data breach involving individually identifiable information (even if no health-related information is involved).

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

The Health Reform Law allocates $350.0 million of additional federal funding over 10 years to fight healthcare fraud, waste and abuse, including $95.0 million for federal fiscal year 2011, $55.0 million for federal fiscal year 2012 and additional increased funding through 2016. In addition, government agencies and their agents, including MACs, may conduct audits of our healthcare operations. Private payors may conduct similar audits, and we also perform internal audits and monitoring.

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

For fiscal 2012, our self-insured retention for professional and general liability coverage remains unchanged at $5.0 million per claim, with an excess aggregate limit of $55.0 million, and maximum coverage under our insurance policies of $75.0 million. Our self-insurance reserves for estimated claims incurred but not yet reported is based upon estimates determined by third-party actuaries. Funding for the self-insured retention of such claims is derived from operating cash flows. We cannot assure you that this insurance will continue to be available at reasonable prices that will allow us to maintain adequate levels of coverage. We also cannot assure you that our cash flow will be adequate to provide for professional and general liability claims in the future.

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

The cost of maintaining our information systems has increased significantly in recent years. Information systems maintenance expense increased $2.6 million to $11.6 million for fiscal year ended September 30, 2011, as compared to the prior year. We expect the trend of increased maintenance costs in this area to continue in the future.

ARRA included approximately $26.0 billion in funding for various healthcare information technology (“IT”) initiatives, including incentives for hospitals and physicians to implement EHR—compatible systems. Implementation of these IT initiatives has been divided into three stages, with stage 1 requiring satisfaction in the 2012 year. Stage 1 requires providers and physicians to meet “meaningful use” standards, which include electronically capturing health information in structured format, tracking key clinical conditions for coordination of care purposes, implementing clinical decision support tools to facilitate disease and medication management, using EHRs to engage patients and families, and reporting clinical quality measures and public health information. We are currently on track to meet the meaningful use standards. Though additional investments in hardware and software will be required, we believe our historical capital investments in advanced clinicals and other information systems, as well as quality of care programs, provides a solid platform to build upon for timely compliance with the healthcare IT requirements of ARRA.

Employees and Medical Staff

As of September 30, 2011, we had 14,285 employees, including 3,906 part-time employees. We consider our employee relations to be good. We recruit and retain nurses and medical support personnel by creating a desirable, professional work environment, providing competitive wages, benefits and long-term incentives, and providing career development and other training programs. In order to supplement our current employee base, we have expanded our relationship with local colleges and universities, including our sponsorship of nursing scholarship programs, in our markets.

Our hospitals are staffed by licensed physicians who have been admitted to the medical staff of our individual hospitals. Any licensed physician may apply to be admitted to the medical staff of any of our hospitals, but admission to the staff must be approved by each hospital’s medical staff and the appropriate governing board of the hospital in accordance with established credentialing criteria. In an effort to meet community needs in certain markets in which we operate, we have implemented a strategy of employing physicians, with an emphasis on those practicing within primary care and other certain specialties. While we believe this strategy is consistent with industry trends, we cannot be assured of the long-term success of such a strategy, which includes related integration of physician practice management.

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

You should carefully consider the following risks as well as the other information included in this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and footnotes. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial but become so may also materially and adversely affect our business, financial condition or results of operations.

Risks Related to Our Business

Changes In Governmental Healthcare Programs May Reduce Our Revenues.

Governmental healthcare programs, principally Medicare and Medicaid, including managed Medicare and managed Medicaid, accounted for 47.2%, 47.6% and 45.9% of our hospitals’ net patient revenue for the years ended September 30, 2011, 2010 and 2009, respectively. However, in recent years legislative and regulatory changes have limited, and in some cases reduced, the levels of payments that our hospitals receive for various services under the Medicare, Medicaid and other federal healthcare programs. The

Budget Control Act of 2011 (the “BCA”) provides for approximately $900 billion in deficit reduction over ten years, which is achieved by applying caps to federal discretionary spending, but not including Medicare and Medicaid programs. However, the BCA also provides for new spending on program integrity initiatives intended to reduce fraud and abuse under the Medicare program. Further, pursuant to the BCA, a bipartisan joint congressional committee was created to identify additional deficit reductions. Because the committee failed to propose a plan to cut the deficit by an additional $1.2 trillion by the November 23, 2011 deadline, the BCA requires automatic spending reductions of $1.2 trillion for federal fiscal years 2013 through 2021, minus any deficit reductions enacted by Congress and debt service costs. However, the percentage reduction for Medicare may not be more than 2% for a fiscal year, with a uniform percentage reduction across all Medicare programs. We are unable to predict how these spending reductions will be structured, what other deficit reduction initiatives may be proposed by Congress or whether Congress will attempt to suspend or restructure the automatic budget cuts.

The reductions required by the BCA are in addition to reductions that may be imposed by CMS and reductions mandated by the Health Reform Law. For example, CMS has completed its transition to the MS-DRG system, which represents a refinement to the pre-existing diagnosis-related group system. Future changes to the MS-DRG system could impact the margins we receive for certain services. Further, the Health Reform Law provides for material reductions in the growth of Medicare program spending, including reductions in Medicare market basket updates and Medicare DSH funding.

In some cases, commercial third-party payors and other payors, such as some state Medicaid programs, rely on all or portions of the Medicare MS-DRG system to determine payment rates, and therefore, adjustments that negatively impact Medicare payments may also negatively impact payments from Medicaid programs or commercial third-party payors and other payors.

In addition, from time to time, state legislatures consider measures to reform healthcare programs and coverage within their respective states. Because of economic conditions and other factors, a number of states are experiencing budget problems and have adopted or are considering legislation designed to reduce their Medicaid expenditures, including enrolling Medicaid recipients in managed care programs, reducing the number of Medicaid beneficiaries by implementing more stringent eligibility requirements and imposing additional taxes on hospitals to help finance or expand states’ Medicaid systems. The states in which we operate have decreased funding for healthcare programs or made other structural changes resulting in a reduction in Medicaid hospital rates in recent years. Additional Medicaid spending cuts may be implemented in the future in the states in which we operate, including reductions in supplemental Medicaid reimbursement programs. Our Texas hospitals participate in private supplemental Medicaid reimbursement programs that are structured to expand the community safety net by providing indigent healthcare services and result in additional revenues for participating hospitals. Although CMS recently approved a Medicaid waiver that allows Texas to continue receiving supplemental Medicaid reimbursement while expanding its Medicaid managed care program, we cannot predict whether the Texas private supplemental Medicaid reimbursement programs will continue or guarantee that revenues recognized from the programs will not decrease. The Health Reform Law provides for significant expansion of the Medicaid program, but these changes are not required until 2014.

We believe that hospital operating margins across the country, including ours, have been and may continue to be under pressure because of limited pricing flexibility and growth in operating expenses in excess of the increase in payments under Medicare and other governmental programs. Current or future healthcare reform efforts, additional changes in laws or regulations regarding government health programs, changes to structure and reimbursement rates of governmental health programs or other changes in the administration of government health programs could have a material, adverse effect on our financial position and results of operations.

We Are Unable to Predict The Impact Of The Health Reform Law, Which Represents Significant Change To The Healthcare Industry.

The Health Reform Law represents significant change across the healthcare industry. As enacted, the Health Reform Law will decrease the number of uninsured individuals by expanding coverage to additional individuals through a combination of public program expansion and private sector health insurance reforms. The Health Reform Law expands eligibility under existing Medicaid programs and subsidizes states that create non-Medicaid plans for certain residents that do not qualify for Medicaid. Further, the Health Reform Law requires states to establish health insurance exchanges to facilitate the purchase of health insurance by individuals and small businesses. It imposes financial penalties on individuals who fail to carry insurance coverage and certain employers that do not provide health insurance coverage. The Health Reform Law also establishes a number of health insurance market reforms, including a ban on lifetime limits and pre-existing condition exclusions, new benefit mandates, and increased dependent coverage. Although the expansion of health insurance coverage should increase revenues from providing care to certain previously uninsured individuals, many of these provisions of the Health Reform Law will not become effective until 2014 or later.

Numerous lawsuits have challenged the constitutionality of the Health Reform Law, and in particular the requirement for individuals to carry health insurance. Some federal courts have upheld the constitutionality of the Health Reform Law or dismissed cases on procedural grounds. Others have held unconstitutional the requirement that individuals maintain health insurance or pay a penalty and have either found the Health Reform Law void in its entirety or left the remainder of the law intact. Federal appellate courts are split on the constitutionality of the Health Reform Law, and it is anticipated that the issue will be decided by the U.S. Supreme Court in 2012.

The Health Reform Law could adversely affect our business and results of operations due to provisions of the Health Reform Law that are intended to reduce Medicare and Medicaid healthcare costs. Among other things, the Health Reform Law will reduce market basket updates, reduce Medicare and Medicaid DSH funding, and expand efforts to tie payments to quality and clinical integration. Any decrease in payment rates or an increase in rates that is below our increase in costs may adversely affect our results of operations. The Health Reform Law also provides additional resources to combat fraud, waste, and abuse, including expansion of the RAC program, which may result in increased costs for us to appeal or refund any alleged overpayments.

The Health Reform Law contains additional provisions intended to promote value-based purchasing. Effective July 1, 2011, the Health Reform Law prohibits the use of federal funds under the Medicaid program to reimburse providers for medical assistance provided to treat HACs. Further, effective in federal fiscal year 2013, hospitals with excessive readmissions for conditions designated by the Department will receive reduced payments for all inpatient discharges, not just discharges relating to the conditions subject to the excessive readmission standard. Beginning in federal fiscal year 2015, hospitals that fall into the worst 25% of national risk-adjusted HAC rates for all hospitals in the previous year will receive a 1% reduction in their total Medicare payments. The Health Reform Law also requires the Department to implement a value-based purchasing system for hospitals that will provide incentive payments to hospitals that meet or exceed certain quality performance standards and that will be funded through decreases in the inpatient prospective payment system market basket updates to all hospitals beginning in federal fiscal year 2013.

As enacted, the Health Reform Law will change how healthcare services are covered, delivered, and reimbursed. Because of the many variables involved, we are unable to predict the net effect on our operations of the expected increases in insured individuals using our facilities, the reductions in government healthcare spending, and numerous other provisions in the Health Reform Law that may affect us. We are unable to predict how providers, payors, and other market participants will respond to the various reform provisions because many provisions will not be implemented for several years under the Health Reform Law’s implementation schedule. Further, we are unable to predict whether the Health Reform Law will be upheld, in whole or in part, by the U.S. Supreme Court. Even if the law is upheld, legislative efforts may delay implementation of, repeal or amend the Health Reform Law.

Our Net Revenue And Profitability Could Be Adversely Affected By The Loss Of, Or Changes In, Health Choice’s Contract With The Arizona Health Care Cost Containment System, A Failure To Control Medical Costs At HealthChoice And Other Factors Related To Health Choice.

Effective October 1, 2011, Health Choice amended its contract with AHCCCS, which now provides for a one-year term, with AHCCCS having the option to renew for an additional one-year period. The contract is terminable without cause on 90 days’ written notice or for cause upon written notice if we fail to comply with any term or condition of the contract or fail to take corrective action as required to comply with the terms of the contract. Additionally, AHCCCS can terminate our contract in the event of the unavailability of state or federal funding. If our contract with AHCCCS is terminated, our financial condition, cash flows and results of operations would be adversely affected.

In response to state budgetary issues in Arizona, AHCCCS has taken steps to control its costs, including cuts in provider reimbursement and capitation premiums, targeted reduction in Medicaid eligible beneficiaries, imposition of a tiered profit sharing plan and the implementation of a risk-based or severity-adjusted payment methodology for all health plans. Capitation rates for each health plan and geographic service area are adjusted annually based on the severity of treatment episodes experienced by each plan’s membership compared to the average over a specified 12 month period. Adjustments are calculated using diagnosis codes and procedural information from medical and pharmacy claims data, in addition to member demographic information. Capitation rates are risk adjusted prospectively before the start of each contract year, and are not adjusted retroactively. Additionally, effective October 1, 2011, AHCCCS has implemented a tiered profit sharing plan, which will be administered through an annual reconciliation process with participating managed Medicaid health plans and will effectively limit our net profit margins. If AHCCCS continues to reduce capitation premium rates or makes further alterations to the payment structure of its contracts, our results of operations and cash flows may be adversely affected.

For the years ended September 30, 2011, 2010 and 2009, we derived 25.3%, 29.4% and 27.8%, respectively, of our consolidated net revenue from our contract with AHCCCS. AHCCCS and CMS set the capitated rates we receive at Health Choice which, in turn, subcontracts with physicians, hospitals and other healthcare providers to provide services to its enrollees. If we fail to effectively manage healthcare costs, these costs may exceed the payments we receive. Historically, our medical claims expense as a percentage of premium revenue has fluctuated. Our medical loss ratio for the years ended September 30, 2011, 2010 and 2009, was 84.6%, 87.2% and 86.1%, respectively. Relatively small changes in these medical loss ratios can create significant changes in the profitability of Health Choice. Many factors can cause actual healthcare costs to exceed the capitated rates set by AHCCCS and CMS, including:

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

If We Continue To Experience A Shift in Payor Mix From Commercial And Managed Care Payors To Self-Pay and Medicaid, Our Revenue and Results Of Operations Could Be Adversely Affected.

We have experienced a shift in our patient volumes and revenue from commercial and managed care payors to self-pay and Medicaid, including managed Medicaid. This has resulted in pressure on pricing and operating margins from expending the same amount of resources to provide patient care, but for less reimbursement. This shift is reflective of continued high unemployment and the resulting increases in states’ Medicaid rolls and the uninsured population. We believe the decline in managed care volume and revenue mix is not only indicative of the depressed labor market, but also utilization behavior of the insured population resulting from higher deductible and co-insurance plans implemented by employers, which, in turn, has resulted in the deferral of elective and non-emergent procedures. Given the high rate of unemployment and its impact on the economy, particularly in the markets we serve, we expect the elevated levels in our self-pay and Medicaid payor mixes to continue until the U.S. economy experiences an economic recovery that includes job growth and a meaningful decline in unemployment.

If We Are Unable To Retain And Negotiate Reasonable Contracts With Managed Care Plans, Our Net Revenue May Be Reduced.

Our ability to obtain reasonable contracts with health maintenance organizations, preferred provider organizations and other managed care plans significantly affects the revenue and operating results of our hospitals. Revenue derived from health maintenance organizations, preferred provider organizations and other managed care plans accounted for 40.2%, 40.2% and 43.0% of our hospitals’ net patient revenue for the years ended September 30, 2011, 2010 and 2009, respectively. Our hospitals have over 400 managed care contracts with no one commercial payor representing more than 10.0% of our net patient revenue. In most cases, we negotiate our managed care contracts annually as they come up for renewal at various times during the year. Further, many of these contracts are terminable by either party on relatively short notice. Our future success will depend, in part, on our ability to retain and renew our managed care contracts and enter into new managed care contracts on terms favorable to us. Other healthcare providers, including some with integrated health systems, provider networks, greater geographic coverage or a wider range of services, may impact our ability to enter into managed care contracts or negotiate increases in our reimbursement and other favorable terms and conditions. For example, some of our competitors may negotiate exclusivity provisions with managed care plans or otherwise restrict the ability of managed care companies to contract with us. In one region in which we operate, the largest healthcare provider organization controls one of the largest payor organizations and operates it primarily as a closed network. The patients enrolled in this integrated health system are largely unavailable to us. In addition, consolidation among managed care companies may reduce our ability to negotiate favorable contracts with such payors. It is not clear what impact, if any, the increased obligations on managed care and other payors imposed by the Health Reform Law will have on our ability to negotiate reimbursement increases. If we are unable to retain and negotiate favorable contracts with managed care plans or experience reductions in payment increases or amounts received from nongovernmental payors, our revenues may be reduced.

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

While the Health Reform Law, as enacted, will decrease over time the number of uninsured individuals through expanding Medicaid and incentivizing employers to offer, and requiring individuals to carry, health insurance or be subject to penalties, these provisions generally will not become effective until January 1, 2014. Further, numerous lawsuits have challenged the constitutionality of the Health Reform Law, and in particular the requirement for individuals to carry health insurance. Federal appellate courts are split on the constitutionality of the Health Reform Law, and it is anticipated that the issue will be decided by the U.S. Supreme Court in 2012.

It is difficult to predict the full impact of the Health Reform Law due to the law’s complexity, lack of implementing regulations or interpretive guidance, gradual and potentially delayed implementation, pending U.S. Supreme Court review and possible amendment or repeal, as well as our inability to foresee how individuals and businesses will respond to the choices afforded them under the law. We may continue to provide charity care to those who choose not to comply with the insurance requirements and undocumented aliens who are not permitted to enroll in a health insurance exchange or government healthcare programs.

Although we continue to seek ways of improving point of service collection efforts and implementing appropriate payment plans with our patients, if we continue to experience further growth in self-pay volume and revenue, including increased acuity levels and continued increases in co-payments and deductibles for insured patients, our results of operations could be adversely affected. Further, our ability to improve collections from self-pay patients may be limited by regulatory and investigatory initiatives, including private lawsuits directed at hospital charges and collection practices for uninsured and underinsured patients.

If We Are Unable To Attract And Retain Quality Medical Professionals, Our Financial Condition Or Results Of Operations Could Be Adversely Affected.

The success of our hospitals depends on the following factors, among others:

•	the number and quality of the physicians on the medical staffs of our hospitals;

•	the admitting practices of those physicians; and

•	our maintenance of good relations with those physicians.

Our efforts to attract and retain physicians are affected by our managed care contracting relationships, national shortages in some specialties, the adequacy of our support personnel, the condition of our facilities and medical equipment, the availability of suitable medical office space and federal and state laws and regulations prohibiting financial relationships that may have the effect of inducing patient referrals.

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

We also compete with other healthcare providers in recruiting and retaining qualified management and staff to run the day to day operations of our hospitals, including nurses, technicians and other non-physician healthcare professionals. Our failure to recruit and retain such management personnel and skilled professionals could adversely affect our financial condition and results of operations.

Our Hospitals Face Competition from Other Hospitals And Healthcare Providers That Could Impact Patient Volume.

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

Technological advances with respect to CTs, MRIs and PET equipment, as well as other equipment used in our facilities, are continually evolving. In an effort to compete with other healthcare providers, we must constantly evaluate our equipment needs and upgrade equipment as a result of technological improvements. If we fail to remain current with the technological advancements of the medical community, our volumes and revenue may be negatively impacted.

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

The healthcare industry, including our company, is required to comply with extensive and complex laws and regulations at the federal, state and local government levels relating to, among other things:

•	billing and coding for services and proper handling of overpayments;

•	classification of level of care provided, including proper classification of inpatient admissions, observation status and outpatient care;

•	relationships with physicians and other referral sources;

•	necessity and adequacy of medical care;

•	quality of medical equipment and services;

•	qualifications of medical and support personnel;

•	confidentiality, maintenance, data breach, identity theft and security issues associated with health related and personal information and medical records;

•	screening, stabilization and transfer of individuals who have emergency medical conditions;

•	licensure and certification;

•	hospital rate or budget review;

•	preparation and filing of cost reports;

•	activities regarding competitors;

•	operating policies and procedures;

•	addition of facilities and services;

•	provider-based reimbursement, including complying with requirements allowing multiple locations of a hospital to be billed under the hospital’s Medicare provider number; and

•	disclosures to patients, including disclosure of any physician ownership in a hospital.

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

Some of our hospitals have physician ownership pursuant to an exception to the Stark Law known as the “whole hospital exception.” However, the Health Reform Law significantly narrows the Stark Law’s whole hospital exception to apply only to hospitals that had physician ownership in place as of March 23, 2010, and a Medicare provider agreement effective as of December 31, 2010. On November 2, 2010, CMS issued a final rule implementing certain provisions of the amended whole hospital exception. While the amended whole hospital exception grandfathers certain existing physician-owned hospitals, including ours, it generally prohibits a grandfathered hospital from increasing its percentage of physician ownership beyond the aggregate level that was in place as of March 23, 2010. Further, subject to limited exceptions, a grandfathered physician-owned hospital may not increase its aggregate number of operating rooms, procedure rooms, and beds for which it is licensed beyond the number as of March 23, 2010.

The whole hospital exception, as amended, also contains additional disclosure requirements. For example, a grandfathered physician-owned hospital is required to submit an annual report to the Department listing each investor in the hospital, including all physician owners. In addition, grandfathered physician-owned hospitals must have procedures in place that require each referring physician owner to disclose to patients, with enough notice for the patient to make a meaningful decision regarding receipt of care, the physician’s ownership interest and, if applicable, any ownership interest held by the treating physician. A grandfathered physician-owned hospital also must disclose on its web site and in any public advertising the fact that it has physician ownership. The Health Reform Law requires grandfathered physician-owned hospitals to comply with these new requirements by September 23, 2011, and requires the Department to audit hospitals’ compliance beginning no later than May 1, 2012.

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

Both federal and state government agencies have increased their focus on and coordination of civil and criminal enforcement efforts in the healthcare area. As a result, there are numerous ongoing investigations of hospital companies, as well as their executives and managers. The OIG and the U.S. Department of Justice (“DOJ”) have, from time to time, established national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Further, under the FCA, private parties have the right to bring “qui tam” whistleblower lawsuits against companies that submit false claims for payments to, or improperly retain overpayments from, the government. Some states have adopted similar state whistleblower and false claims provisions.

Federal and state investigations relate to a wide variety of routine healthcare operations including:

•	cost reporting and billing practices;

•	financial arrangements with referral sources;

•	physician recruitment activities;

•	physician joint ventures; and

•	hospital charges and collection practices for self-pay patients.

We engage in many of these and other activities that could be the subject of governmental investigations or inquiries from time to time. For example, we have significant Medicare and Medicaid billings, we have numerous financial arrangements with physicians who are referral sources to our hospitals and we have nine hospitals as of September 30, 2011, that have physician investors. In addition, our executives and managers, many of whom have worked at other healthcare companies that are or may become the subject of federal and state investigations and private litigation, may be included in governmental investigations or named as defendants in private litigation. Any additional investigations of us, our executives or our managers could result in significant liabilities or penalties to us, as well as adverse publicity.

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

CMS has implemented a nationwide RAC program pursuant to which it engages private contractors to conduct post-payment reviews to detect and correct improper payments in the Medicare program. The contractors receive a contingency fee based on the amount of corrected, improper payments. The Health Reform Law expanded the RAC program’s scope to include other Medicare programs, including managed Medicare, effective December 31, 2010.

In addition, through DEFRA, Congress has expanded the federal government’s involvement in fighting fraud, waste and abuse in the Medicaid program by creating the Medicaid Integrity Program. Under this program, CMS engages private contractors, referred to as MICs, to perform post-payment audits of Medicaid claims and identify overpayments. In addition, the Health Reform Law expanded the RAC program’s scope to include Medicaid claims, and a final rule released by CMS on September 14, 2011, requires states to implement Medicaid RAC programs by January 1, 2012. In addition to MICs and RACs, several other contractors and state Medicaid agencies have increased their review activities.

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

If we are unable to use these systems effectively or if vendors failed to maintain these information systems, we may experience delays in collection of net revenue and may not be able to properly manage our operations or oversee the compliance with laws or regulations.

If We Fail to Effectively and Timely Implement EHR Systems, Our Operations Could Be Adversely Affected.

As required by ARRA, the Department has implemented an incentive payment program for eligible hospitals and healthcare professionals that adopt and meaningfully use certified EHR technology. If our hospitals and employed professionals are unable to meet the requirements for participation in the incentive payment program, we will not be eligible to receive incentive payments that could offset some of the costs of implementing EHR systems. Further, beginning in 2015, eligible hospitals and professionals that fail to demonstrate meaningful use of certified EHR technology will be subject to reduced payments from Medicare. Failure to implement EHR systems effectively and in a timely manner could have a material adverse effect on our financial position and results of operations.

Regional Economic Downturns Or Other Material Changes In The Economic Condition Could Cause Our Overall Business Results To Suffer.

The U.S. economy continues to experience the effects of a severe economic downturn. Depressed consumer spending and high unemployment rates continue to pressure many industries. During economic downturns, governmental entities often experience budgetary constraints as a result of increased costs and lower than expected tax collections. These budgetary constraints have resulted in decreased spending for health and human service programs, including Medicare, Medicaid and similar programs, which represent significant payor sources for our hospitals. Many states, including states in which we operate, have decreased funding for state healthcare programs or made other structural changes resulting in a reduction in Medicaid spending. Additional Medicaid spending cuts may be implemented in the future in the states in which we operate. Other risks we face from general economic weakness include patient decisions to postpone or cancel elective and non-emergent healthcare procedures, increases in the uninsured population and further difficulties in our collection of patient co-payment and deductible receivables.

Of our 18 acute care hospital facilities at September 30, 2011, four are located in Salt Lake City, three are located in Phoenix, three are located in Tampa-St. Petersburg, five are located in the state of Texas, one is located in Las Vegas, one is located in West Monroe, Louisiana and one is located in Woodland Park, Colorado. In addition, Health Choice and our behavioral health hospital facility are located in Phoenix. For the fiscal year ended September 30, 2011, our net revenue was generated as follows:

September 30,
Health Choice	27.2%
Salt Lake City, Utah	16.5%
Phoenix, Arizona (excluding Health Choice)	13.0%
Five cities in Texas, including Houston and San Antonio	24.8%
Tampa-St. Petersburg, Florida	8.3%
Other	10.2%

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

We May Be Subject To Liabilities Because Of Claims Brought Against Our Facilities.

Plaintiffs frequently bring actions against hospitals and other healthcare providers, alleging malpractice, product liability or other legal theories. Many of these actions involve large claims and significant defense costs. For example, certain other hospital companies have been subject to class-action claims in connection with their billing practices relating to uninsured patients or lawsuits alleging inappropriate classification of claims, for billing purposes, between observation and inpatient status.

We maintain professional malpractice liability insurance and general liability insurance in amounts we believe are sufficient to cover claims arising out of the operations of our facilities. Some of the claims could exceed the scope of the coverage in effect or coverage of particular claims or damages could be denied.

The volatility of professional liability insurance and, in some cases, the lack of availability of such insurance coverage, for physicians with privileges at our hospitals increases our risk of vicarious liability in cases where both our hospital and the uninsured or underinsured physician are named as co-defendants. As a result, we are subject to greater self-insured risk and may be required to fund claims out of our operating cash flow to a greater extent than currently required. We cannot assure you that we will be able to continue to obtain insurance coverage in the future or that such insurance coverage, if it is available, will be available on acceptable terms.

As of September 30, 2011, our self-insured retention for professional and general liability coverage is $5.0 million per claim, with an excess aggregate limit of $55.0 million, and maximum coverage under our insurance policies is $75.0 million.

Difficulties With The Integration Of Acquisitions May Disrupt Our Ongoing Operations.

We may, from time to time, evaluate strategic opportunities such as joint ventures and acquisitions that may be material. The process of integrating acquired hospitals may require a disproportionate amount of management’s time and attention, potentially distracting management from its other day-to-day responsibilities. In addition, poor integration of acquired facilities could cause interruptions to our business activities, including those of the acquired facilities. As a result, we may not realize all or any of the anticipated benefits of an acquisition and we may incur significant costs related to the acquisitions or integration of these facilities. In addition, we may acquire hospitals that have unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations. Although we seek indemnification from prospective sellers covering these matters, we may nevertheless have material liabilities for past activities of acquired hospitals.

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

To our knowledge, we have not been and are not currently the subject of any investigations relating to noncompliance with environmental laws and regulations. We maintain insurance coverage for third-party liability related to the storage tanks located at our facilities in the amount of $2.0 million per claim and $25.0 million in the aggregate.

If The Fair Value Of Our Reporting Units Declines, A Material Non-Cash Charge To Earnings From An Impairment Of Our Goodwill May Result.

At September 30, 2011, we had $808.7 million of goodwill recorded in our consolidated financial statements. We expect to recover the carrying value of this goodwill through our future cash flows.

On an ongoing basis, we evaluate, based on the fair value of our reporting units, whether the carrying value of our goodwill is impaired. If the carrying value of our goodwill is impaired, we may incur a material non-cash charge to earnings.

As a result of our annual impairment test during the year ended September 30, 2009, we recorded a $64.6 million non-cash charge to pre-tax earnings related to the impairment of goodwill in our Florida market. This impairment was due, in part, to limitations on our ability to expand in our Florida market as a result of certificate of need restrictions, as well as with high Medicare utilization and expanded managed care penetration. In addition, we had experienced changes in market conditions and the business mix in our Florida market, which negatively impacted operating results, producing trends that may not be temporary in nature. As a result, we wrote off all goodwill associated with our Florida market.

Risk Factors Related to Capital Structure

Servicing Our Indebtedness Requires A Significant Amount of Cash. Our Ability To Generate Sufficient Cash Depends On Numerous Factors Beyond Our Control, And We May Be Unable To Generate Sufficient Cash Flow To Service Our Debt Obligations, Including Making Payments On Our 8.375% Senior Notes and Term Loans.

We have outstanding $850.0 million in aggregate principal amount of 8.375% senior notes due 2019 (the “Senior Notes”), which mature on May 15, 2019. We have also entered into our senior secured credit facilities, which include (1) amounts outstanding under our senior secured term loan of $1,019.9 million, maturing May 2018 and (2) a senior secured revolving credit facility of $300.0 million with a five-year maturity, of which up to $150.0 million may be utilized for the issuance of letters of credit (together, the “Senior Secured Credit Facilities”). Our ability to borrow funds under our revolving credit facility is subject to the financial viability of the participating financial institutions. If any of our creditors were to suffer financial difficulties, or if the credit markets were to deteriorate, our ability to access available funds under our revolving credit facility could be limited.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowing will be available to us under our Senior Secured Credit Facilities in an amount sufficient to enable us to pay the principal, if any, and interest on our indebtedness, including the Senior Notes and term loans, or to fund our other liquidity needs. Our ability to fund these payments is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may need to refinance all or a portion of our indebtedness, including the Senior Notes and term loans, on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, on commercially reasonable terms or at all. In addition, the terms of existing or future debt agreements, including the amended and restated credit agreement governing the Senior Secured Credit Facilities and the indenture governing the Senior Notes, may restrict us from affecting any of these alternatives.

During the next twelve months, along with interest on our Senior Secured Credit Facilities, we are required to repay $10.3 million in principal under our Senior Secured Credit Facilities and $71.2 million in interest under the Senior Notes. If we cannot make scheduled payments on our debt, we will be in default and, as a result:

•	our debt holders could declare all outstanding principal and interest to be due and payable;

•	our secured debt lenders could terminate their commitments and commence foreclosure proceedings against our assets; and

•	we could be forced into bankruptcy or liquidation.

Our Substantial Indebtedness Could Adversely Affect Our Financial Flexibility And Our Competitive Position.

We have a significant amount of indebtedness. As of September 30, 2011, we had $1,889.4 million of indebtedness outstanding, in addition to availability under the revolving portion of our Senior Secured Credit Facilities. Our substantial amount of indebtedness could have significant consequences on our financial condition and results of operations. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our outstanding debt;

•	increase our vulnerability to adverse economic and industry conditions;

•	expose us to fluctuations in the interest rate environment because the interest rates under our Senior Secured Credit Facilities are variable;

•

require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in the business and industry in which we operate;

•	restrict us from exploiting business opportunities;

•	make it more difficult to satisfy our financial obligations, including payments on our outstanding debt;

•	place us at a disadvantage compared to our competitors that have less debt; and

•

limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy and other general corporate purposes or to refinance our existing debt.

We, Including Our Subsidiaries, Have The Ability To Incur Substantially More Indebtedness, Including Senior Secured Indebtedness.

Subject to the restrictions in our Senior Secured Credit Facilities and the indenture governing the Senior Notes, we, including our subsidiaries, may incur significant additional indebtedness. As of September 30, 2011,:

•	we had $850.0 million of senior unsecured indebtedness under the notes;

•	we had $1,019.9 million of senior secured debt outstanding under our Senior Secured Credit Facilities;

•

subject to compliance with customary conditions, we had available to us $214.6 million (before consideration of outstanding letters of credit totaling $85.4 million under our revolving credit facility) under the revolving portion of our Senior Secured Credit Facilities, which, if borrowed, would be senior secured indebtedness; and

•

subject to our compliance with certain covenants and other conditions, including a senior secured leverage ratio, we had the option to request to borrow an unlimited amount of incremental term loans or increase our revolving credit commitments up to $375.0 million, which, if borrowed, would be senior secured indebtedness.

Although the terms of our Senior Secured Credit Facilities and the indenture governing the Senior Notes, contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of important exceptions, and indebtedness incurred in compliance with these restrictions could be substantial. If we and our restricted subsidiaries incur significant additional indebtedness, the related risks that we face could increase.

Our Indebtedness May Restrict Our Current And Future Operations, Which Could Adversely Affect Our Ability To Respond To Changes In Our Business And Manage Our Operations.

Agreements governing our indebtedness and the indenture governing the Senior Notes contain, and any future indebtedness may contain, a number of restrictive covenants that impose significant operating and financial restrictions on us and our restricted subsidiaries, including restrictions on our or our restricted subsidiaries’ ability to, among other things:

•	incur additional indebtedness or issue disqualified stock or preferred stock;

•	pay dividends or make other distributions on, redeem or repurchase our capital stock;

•	sell certain assets;

•	make certain loans and investments;

•	enter into certain transactions with affiliates;

•	incur liens on certain assets to secure debt;

•	impose restrictions on the ability of a subsidiary to pay dividends or make payments or distributions to us and our restricted subsidiaries; or

•	consolidate, merge or sell all or substantially all of our assets.

Our ability to comply with these agreements may be affected by events beyond our control, including prevailing economic, financial and industry conditions. These covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities. The breach of any of these covenants or restrictions could result in a default under the indenture governing the Senior Notes or our Senior Secured Credit Facilities.

A failure by us or our subsidiaries to comply with the covenants contained in the agreements governing our indebtedness could result in an event of default under such indebtedness, which could adversely affect our ability to respond to changes in our business and manage our operations. Upon the occurrence of an event of default under any of the agreements governing our indebtedness, the lenders could elect to declare all amounts outstanding to be due and payable and exercise other remedies as set forth in the agreements. If any of our indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay this indebtedness in full, which could have a material adverse effect on our ability to continue to operate as a going concern.

An Increase In Interest Rates Would Increase The Cost Of Servicing Our Debt And Could Reduce Our Profitability.

Borrowings under our Senior Secured Credit Facilities bear interest at variable rates. Interest rate changes will not affect the market value of any debt incurred under such facility, but could affect the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant. We have, and in the future may, enter into interest rate hedging instruments in order to reduce our exposure to interest rate volatility; however, any hedging instruments we enter into may not fully mitigate our interest rate risk. As a result, an increase in interest rates, whether because of an increase in market interest rates or an increase in our own cost of borrowing, would increase the cost of servicing our debt and could materially reduce our profitability.

Our Failure To Comply With The Agreements Relating To Our Outstanding Indebtedness, Including As A Result Of Events Beyond Our Control, Could Result In An Event Of Default That Could Materially And Adversely Affect Our Results Of Operations And Our Financial Condition.

If there were an event of default under any of the agreements relating to our outstanding indebtedness, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. Upon acceleration of certain of our other indebtedness, holders of the Senior Notes could declare all amounts outstanding under the Senior Notes immediately due and payable. We cannot assure you that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default. Further, if we are unable to repay, refinance or restructure our secured debt, the holders of such debt could proceed against the collateral securing that indebtedness. In addition, any event of default or declaration of acceleration under one debt instrument could also result in an event of default under one or more of our other debt instruments. In addition, counterparties to some of our contracts material to our business may have the right to amend or terminate those contracts if we have an event of default or a declaration of acceleration under certain of our indebtedness, which could adversely affect our business, financial condition or results of operations.

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

Additionally, our principal executive offices in Franklin, Tennessee are located in approximately 42,000 square feet of office space. Our office space is leased pursuant to a lease contract which expires on December 31, 2020. Our principal executive offices, hospitals and other facilities are suitable for their respective uses and generally are adequate for our present needs.

Item 3.	Legal Proceedings.

On March 31, 2008, the United States District Court for the District of Arizona (“District Court”) dismissed with prejudice the qui tam complaint against IAS, our parent company. The qui tam action, filed by Jerre H. Frazier (“Frazier”), a licensed attorney in Texas and Tennessee and former compliance officer of IAS, sought monetary damages and civil penalties under the FCA and included allegations that certain business practices related to physician relationships and the medical necessity of certain procedures resulted in the submission of claims for reimbursement in violation of the FCA. The case dates back to March 2005 and became the subject of a subpoena by the Office of Inspector General in September 2005. In August 2007, the case was unsealed and the U.S. Department of Justice (“DOJ”) declined to intervene. On April 21, 2008, the District Court issued a written order dismissing the case with prejudice and entering formal judgment for IAS and denying as moot IAS’ motions related to the relator’s misappropriation of information subject to a claim of attorney-client privilege by IAS. Both parties appealed. On August 12, 2010, United States Court of Appeals for the Ninth Circuit (“Court of Appeals”) reversed the District Court’s dismissal of the qui tam complaint and the District Court’s denial of IAS’ motions concerning the misappropriation and misuse of attorney-client privileged documents by Frazier and his qui tam counsel (“Qui Tam Counsel”), including Phillips & Cohen LLP. The Court of Appeals ordered that Frazier be allowed leave to file a Third Amended Complaint and ordered the District Court to resolve IAS’ motions concerning the misappropriation and misuse of attorney-client privileged documents by Frazier and Qui Tam Counsel and to determine whether such conduct constituted an abuse of the judicial process. On November 22, 2010, Frazier filed his Third Amended Complaint. On January 3, 2011, IAS filed its renewed motion for sanctions concerning the misappropriation and misuse of documents by Frazier and Qui Tam Counsel and, on January 14, 2011, IAS filed its motion to dismiss Frazier’s Third Amended Complaint. On May 4, 2011, the District Court heard oral argument on all pending motions, including IAS’ motion to dismiss and renewed motions for sanctions. On June 1, 2011, the District Court issued a written order dismissing Frazier’s Third Amended Complaint with prejudice. The Court expressly reserved decision on the collateral issue of sanctions against Frazier and Qui Tam Counsel and, preliminary to further briefing on IAS’ pending motion for sanctions, directed Frazier to return to IAS within 20 days all documents withheld by him. The District Court’s dismissal of this lawsuit with prejudice was appealable and Frazier filed a notice of appeal on June 28, 2011. On November 30, 2011, the District

Court heard oral argument on IAS’ motion for sanctions against Frazier and Qui Tam Counsel. Immediately prior to that hearing, IAS reached a settlement agreement with Frazier pursuant to which Frazier agreed to terminate his role as relator in connection with this lawsuit, to voluntarily withdraw his appeal of the District Court’s dismissal with prejudice of this lawsuit, and to release all claims asserted against IAS in connection with this matter, among other things. In exchange for this agreement, IAS agreed to a 30 day adjournment from its pending sanctions motion against Frazier, individually, and, immediately upon Frazier’s successful withdrawal of the appeal with prejudice, to notify the District Court that it no longer would seek attorneys’ fees and sanctions against Frazier. This agreement provided IAS with all sanctions remedies it sought from Frazier except monetary sanctions, which Frazier had proved an inability to pay. At the sanctions hearing, the District Court approved this settlement agreement among IAS and Frazier; however, this settlement agreement did not waive or modify any remedies sought by IAS against Qui Tam Counsel. The District Court then took oral argument in connection with IAS’ sanctions motion against Qui Tam Counsel, at which counsel for IAS argued that Qui Tam Counsel had violated their ethical duties and failed to comply with applicable Ninth Circuit law that prohibited them from reviewing, failing to seal, disclosing to the government, failing to return to IAS and/or failing to notify the District Court to obtain judicial instruction regarding their possession and use of IAS’ attorney-client privileged documents. At the conclusion of this hearing, the District Court stated that it will issue a written opinion with its conclusions and findings of fact and instructed counsel for IAS to prepare and submit within 15 days a proposed listing of the fees and expenses incurred by IAS related to its attempts to recover its purloined attorney-client privileged documents from Frazier and Qui Tam Counsel. Other than resolution of the sanctions motion against Qui Tam Counsel, this brings an end to the Frazier qui tam litigation that has been pending against IAS since March 2005.

In November 2010, the DOJ sent a letter to IAS requesting a 12-month tolling agreement in connection with an investigation into Medicare claims submitted by our hospitals in connection with the implantation of implantable cardioverter defibrillators (“ICDs”) during the period 2003 to the present. At that time, neither the precise number of procedures, number of claims, nor the hospitals involved were identified by the DOJ. We understand that the government is conducting a national initiative with respect to ICD procedures involving a number of healthcare providers and is seeking information in order to determine if ICD implantation procedures were performed in accordance with Medicare coverage requirements. On January 11, 2011, IAS entered into the tolling agreement with the DOJ and, subsequently, the DOJ has provided IAS with a list of 194 procedures involving ICDs at 14 hospitals which are the subject of further medical necessity review by the DOJ. IAS is cooperating fully with the government and, to date, the DOJ has not asserted any claim against our hospitals. In October 2011, the government proposed, and IAS agreed, to extend the tolling agreement for one year.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no established public trading market for our common interests. At September 30, 2011, all of our common interests were owned by IASIS Healthcare Corporation, a Delaware corporation, referred to as IAS.

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” included elsewhere in this report for information regarding our equity compensation plans.

Item 6.	Selected Financial Data.

The following table presents selected historical financial data for the fiscal years ended September 30, 2011, 2010, 2009, 2008 and 2007, and was derived from our audited consolidated financial statements.

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

	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended September 30,
	2011	2010	2009	2008	2007
Statement of Operations Data (1):
Net revenue	$2,787,099	$2,521,406	$2,361,972	$2,065,536	$1,766,079
Costs and expenses:
Salaries and benefits (2)	818,742	686,303	660,921	632,109	533,792
Supplies	316,277	266,545	250,573	231,259	194,915
Medical claims	630,203	678,651	592,760	452,055	376,505
Other operating expenses	431,070	363,916	325,735	283,123	262,820
Provision for bad debts	244,263	197,680	192,563	161,936	136,233
Rentals and leases	46,211	39,955	39,127	36,633	31,546
Interest expense, net	96,084	66,810	67,890	75,665	71,206
Depreciation and amortization	104,241	96,106	97,462	96,741	75,388
Management fees	5,000	5,000	5,000	5,000	4,746
Impairment of goodwill (3)	—	—	64,639	—	—
Hurricane-related property damage (4)	—	—	938	3,589	—
Loss on extinguishment of debt (5)	23,075	—	—	—	6,229

Total costs and expenses	2,715,166	2,400,966	2,297,608	1,978,110	1,693,380

Earnings from continuing operations before gain (loss) on disposal of assets and income taxes	71,933	120,440	64,364	87,426	72,699

Gain (loss) on disposal of assets, net	102	108	1,465	(75)	(1,359)

Earnings from continuing operations before income taxes	72,035	120,548	65,829	87,351	71,340
Income tax expense	27,374	44,715	27,576	35,325	25,909

Net earnings from continuing operations	44,661	75,833	38,253	52,026	45,431
Earnings (loss) from discontinued operations, net of income taxes	(5,601)	(1,087)	(176)	(11,275)	669

Net earnings	39,060	74,746	38,077	40,751	46,100

	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended September 30,
	2011	2010	2009	2008	2007
Net earnings attributable to non-controlling interests	(7,699)	(8,279)	(9,987)	(4,437)	(4,496)

Net earnings attributable to IASIS Healthcare LLC	$31,361	$66,467	$28,090	$36,314	$41,604

Balance Sheet Data (at end of period):
Cash and cash equivalents	$147,327	$144,511	$206,528	$80,738	$—
Total assets	$2,679,777	$2,353,194	$2,357,204	$2,308,147	$2,186,422
Long-term debt and capital lease obligations (including current portion)	$1,878,769	$1,051,578	$1,059,837	$1,114,622	$1,031,657
Member’s equity	$118,000	$702,135	$750,932	$714,507	$674,732

(1)	The results of Glenwood and Alliance are included from January 31, 2007 and May 31, 2007, respectively, their dates of acquisition. Continuing operations excludes Mesa General Hospital and Biltmore Surgery Center, where operations were discontinued effective May 31, 2008 and April 30, 2008, respectively. The results of Brim and St. Joseph are included from October 1, 2010 and May 1, 2011, respectively, their dates of acquisition.

(2)	Results for the year ended September 30, 2010, include $2.0 million in stock-based compensation related to the repurchase of certain equity by IAS, our parent company.

(3)	Results for the year ended September 30, 2009, include a $64.6 million non-cash charge ($43.2 million after taxes) related to the impairment of goodwill in our Florida market.

(4)	Results for the years ended September 30, 2009 and 2008, include an adverse financial impact totaling $938,000 and $3.6 million, respectively, before income taxes related to property damage sustained at The Medical Center of Southeast Texas, as a result of Hurricane Rita.

(5)	Results for the year ended September 30, 2011 and 2007, include $23.1 million and $6.2 million, respectively, in losses on the extinguishment of debt related to separate refinancing transactions.

Selected Operating Data

The following table sets forth certain unaudited operating data for each of the periods presented.

	September 30,	September 30,	September 30,
	Year Ended September 30,
	2011	2010	2009
Acute Care (1)
Number of acute care hospital facilities at end of period (2)	18	15	15
Licensed beds at end of period	4,365	3,185	3,162
Average length of stay (days) (3)	4.9	4.8	4.7
Occupancy rates (average beds in service)	48.4%	46.6%	46.5%
Admissions (4)	115,837	101,798	101,083
Adjusted admissions (5)	197,792	170,812	169,721
Patient days (6)	567,465	489,274	473,601
Adjusted patient days (5)	932,039	790,958	762,234
Net patient revenue per adjusted admission	$10,167	$10,066	$9,703
Outpatient revenue as a % of gross patient revenue	40.9%	39.6%	39.0%

Health Choice:
Medicaid covered lives	191,425	194,095	187,104
Dual-eligible lives (7)	4,240	4,298	3,659
Medical loss ratio (8)	84.6%	87.2%	86.1%

(1)	Excludes Mesa General Hospital and Biltmore Surgery Center, where operations were discontinued effective May 31, 2008 and April 30, 2008, respectively. Includes Brim and St. Joseph as of October 1, 2011 and May 1, 2011, respectively.

(2)	Excludes St. Luke’s Behavioral Hospital.

(3)	Represents the average number of days that a patient stayed in our hospitals.

(4)	Represents the total number of patients admitted to our hospitals for stays in excess of 23 hours. Management and investors use this number as a general measure of inpatient volume.

(5)	Adjusted admissions and adjusted patient days are general measures of combined inpatient and outpatient volume. We compute adjusted admissions/patient days by multiplying admissions/patient days by gross patient revenue and then dividing that number by gross inpatient revenue.

(6)	Represents the number of days our beds were occupied by inpatients over the period.

(7)	Represents members eligible for Medicare and Medicaid benefits under Health Choice’s contract with CMS to provide coverage as a MAPD SNP.

(8)	Represents medical claims expense as a percentage of premium revenue, including claims paid to our hospitals.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our audited consolidated financial statements, the notes to our audited consolidated financial statements, and the other financial information appearing elsewhere in this report. We intend for this discussion to provide you with information that will assist you in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes. It includes the following sections:

•	Forward Looking Statements;

•	Executive Overview;

•	Critical Accounting Policies and Estimates;

•	Results of Operations Summary; and

•	Liquidity and Capital Resources.

Data for the fiscal years ended September 30, 2011, 2010 and 2009, has been derived from our audited consolidated financial statements. References herein to “we,” “us,” “our” and “our company” are to IASIS Healthcare LLC and its subsidiaries, unless indicated otherwise.

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

EXECUTIVE OVERVIEW

We are a leading owner and operator of acute care hospitals primarily located in high-growth urban and suburban markets. We operate our hospitals with a strong community focus by offering and developing healthcare services targeted to the needs of the markets we serve, promoting strong relationships with physicians and working with local managed care plans. At September 30, 2011, we owned or leased 18 acute care hospital facilities and one behavioral health hospital facility, with a total of 4,365 licensed beds, located in seven regions:

•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	Tampa-St. Petersburg, Florida;

•	five cities in Texas, including Houston and San Antonio;

•	Las Vegas, Nevada;

•	West Monroe, Louisiana; and

•	Woodland Park, Colorado.

We also own and operate Health Choice, a Medicaid and Medicare managed health plan headquartered in Phoenix, Arizona, that serves more than 195,000 members.

During the 2011 fiscal year, we completed acquisitions which included two hospitals in Texas that generated approximately $345.0 million in annual net revenue, which significantly increased our market presence in that state. Effective May 1, 2011, we acquired a 79.1% equity ownership interest in St. Joseph in downtown Houston, Texas, in exchange for cash consideration of $156.8 million, subject to changes in net assets. Independent investors, consisting of board-certified physicians on the medical staff of St. Joseph, retained an aggregate 20.9% ownership interest in the hospital. St. Joseph is a 792-licensed bed acute care hospital facility that generated approximately $245.0 million in annual net revenue. Effective October 1, 2010, we acquired Brim in a cash-for-stock transaction valued at $95.0 million, subject to changes in net working capital. Brim operates Wadley, a 370-licensed bed acute care hospital facility in Texarkana, Texas, of which Brim owns a 72.7% equity interest.

We completed a transaction on May 3, 2011, to refinance our then existing debt (the “Refinancing”). The Refinancing included $1.325 billion in new senior secured credit facilities and the issuance by us, together with our wholly owned subsidiary IASIS Capital Corporation (“IASIS Capital”), of $850.0 million aggregate principal amount of 8.375% senior notes due 2019. Proceeds from the Refinancing were used to refinance amounts outstanding under our then existing credit facilities; fund a cash tender offer to repurchase any and all of our $475.0 million aggregate principal amount of 8  3/4% senior subordinated notes due 2014; repay in full the senior paid-in-kind loans of IAS; pay fees and expenses associated with the Refinancing; and raise capital for general corporate purposes, including future acquisitions and strategic growth initiatives, as well as potential distributions to the equity holders of IAS. In connection with the Refinancing, we incurred a loss on extinguishment of debt totaling $23.1 million, along with an increase in interest costs primarily resulting from the additional outstanding debt associated with the transaction.

During our 2010 and 2011 fiscal years, our senior management team was in the midst of a transition following the retirement of our Chief Executive Officer and Chief Operating Officer. W. Carl Whitmer, who has been with our Company since 2000, was promoted from Chief Financial Officer to President in April 2010 and Chief Executive Officer in November 2010. John M. Doyle, our Chief Accounting Officer since 2006, was promoted to Chief Financial Officer in April 2010. In October 2010, Phillip J. Mazzuca, a former IASIS division president and Medcath Corporation Chief Operating Officer and most recently President and Chief Executive Officer of Brim, rejoined us as Chief Operating Officer. Together with our General Counsel, Frank A. Coyle, who has been with our company since its inception, we believe that our management team, due to its longevity with the company, possesses a deep understanding of our regional market and the general healthcare landscape in the states in which we operate.

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

The Impact of Health Reform

The Health Reform Law will change how healthcare services are covered, delivered, and reimbursed through expanded coverage of previously uninsured individuals and reduced government healthcare spending. In addition, as enacted, the law reforms certain aspects of health insurance, expands existing efforts to tie Medicare and Medicaid payments to performance and quality, places restrictions on physician-owned hospitals, and contains provisions intended to strengthen fraud and abuse enforcement. Because of the many variables involved, including the law’s complexity, lack of implementing regulations, possible amendment, repeal, or delayed implementation and pending review before the U.S. Supreme Court, the impact of the Health Reform Law, including how individuals and businesses will respond to the new choices afforded them, is not yet fully known. We believe, however, that trends toward pay-for-performance reimbursement models focused on cost control and clinically integrated healthcare delivery, which are encouraged by the Health Reform Law, are taking hold among private health insurers and will continue to do so irrespective of the outcome of the review in the U.S. Supreme Court.

Payor Mix Shift

Like others in the hospital industry, we have experienced a shift in our patient volumes and revenue from commercial and managed care payors to self-pay and Medicaid, including managed Medicaid. This has resulted in pressures on pricing and operating margins created from expending the same amount of resources to provide patient care, but for less reimbursement. This shift is reflective of continued high unemployment and the resulting increases in states’ Medicaid rolls and the uninsured population. Additionally, we have recently experienced growth in our self-pay revenue, resulting in large part, from increased volume and acuity levels associated with uninsured patient decisions to defer non-emergent healthcare needs. We believe the decline in managed care volume and revenue mix is not only indicative of the depressed labor market, but also utilization behavior of the insured population resulting from higher deductible and co-insurance plans implemented by employers, which, in turn, has resulted in the deferral of elective and non-emergent procedures. Given the high rate of unemployment and its impact on the economy, particularly in the markets we serve, we expect the elevated levels in our self-pay and Medicaid payor mixes to continue until the U.S. economy experiences an economic recovery that includes job growth and a meaningful decline in unemployment.

State Medicaid Budgets

The states in which we operate have experienced budget constraints as a result of increased costs and lower than expected tax collections. Many states have experienced or project near term shortfalls in their budgets, and economic conditions may increase these budget pressures. Health and human services programs, including Medicaid and similar programs, represent a significant portion of state budgets. The states in which we operate, including Texas and Arizona, continue to respond to these budget concerns, by decreasing funding for Medicaid and other healthcare programs or making structural changes that have resulted in a reduction in hospital reimbursement. In addition, many states are seeking waivers from CMS in order to implement or expand managed Medicaid programs. For example, Florida legislation has established a goal of statewide implementation of Medicaid managed care. On December 15, 2011, CMS approved, with certain stipulations, a two-year extension of Florida’s five-state Medicaid managed care pilot program. In addition, another waiver request, which would allow Florida to expand it Medicaid managed care program statewide, is pending with CMS. The Texas legislature and the THHSC have recommended expanding Medicaid managed care enrollment in the state. On December 12, 2011, CMS approved a Medicaid waiver that allows Texas to expand its Medicaid managed care program while preserving hospital funding, provides incentive payments for healthcare improvements and directs more funding to hospitals that serve large numbers of uninsured patients.

In July 2011, in connection with the state’s reduced funding for Medicaid services in fiscal 2012, the THHSC issued a final rule implementing a statewide acute care hospital inpatient Standard Dollar Amount (“SDA”) rate, along with an 8% reduction in Medicaid hospital outpatient reimbursement. The THHSC also rebased all MS-DRG relative weights concurrent with this SDA rate change. The new statewide SDA rate includes certain add-on adjustments for geographic wage-index, indirect medical education and trauma services. However, the new statewide SDA rate does not include add-on adjustments for higher acuity services, such as neonatal and other women’s services, which are utilized by a majority of the Medicaid patients we serve at our Texas hospitals.

Arizona’s budget for fiscal year 2011 included a reduction in funding for Medicaid through the elimination of Medicaid coverage for some services and a rate cut of up to 5% for all Medicaid providers, which began in April 2011. Included as part of the state’s fiscal 2012 budget legislation was an additional 5% cut to provider reimbursement effective October 1, 2011, and a reduction of approximately 120,000 eligible Medicaid beneficiaries, which represents approximately 9.5% of the total Medicaid population in the state and includes approximately 105,000 childless adults, both of which were recently approved by CMS under the confines of the Health Reform Law. This reduction in eligible enrollees is to be accomplished over a twelve month period, beginning July 2011, through enrollment caps, attrition and more stringent eligibility requirements. Additionally, AHCCCS has implemented a tiered profit sharing plan, which will be administered through an annual reconciliation process with participating managed Medicaid health plans and will effectively limit our net profit margins for fiscal year 2012. If additional Medicaid spending cuts or other program changes are implemented in the future in Arizona or other states in which we operate, our revenue and earnings could be significantly impacted.

Value-Based Reimbursement

There is a trend in the healthcare industry towards value-based purchasing of healthcare services. These value-based purchasing programs include both public reporting and financial incentives tied to the quality and efficiency of care provided by facilities. The Health Reform Law expands the use of value-based purchasing initiatives in federal healthcare programs. We expect programs of this type to become more common in the healthcare industry.

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

Medicare no longer pays hospitals additional amounts for the treatment of certain preventable adverse events, also known as HACs, unless the conditions were present at admission. The Health Reform Law also prohibits the use of federal funds under the Medicaid program to reimburse providers for treating HACs. Further, beginning in federal fiscal year 2015, hospitals that rank in the worst 25% of all hospitals nationally for HACs in the previous year will receive reduced Medicare reimbursements. The Health Reform Law contains a number of other provisions that further tie reimbursement to quality and efficiency. For example, hospitals that have “excessive readmissions” for specified conditions will receive reduced reimbursement. In addition, the Health Reform Law requires the Department to implement a value-based purchasing program for inpatient hospital services. Beginning in federal fiscal year 2013, the Department will reduce inpatient hospital payments for all discharges by a percentage specified by statute and pool the total amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards established by the Department.

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

Physician Alignment and Clinical Integration

In an effort to meet community needs and address coverage issues, we continue to seek alignment with physicians through various recruitment and employment strategies. Our ability to attract and retain skilled physicians to our hospitals is critical to our success and is affected by the quality of care at our hospitals. We believe intense efforts focusing on quality of care will enhance our ability to recruit and retain the skilled physicians necessary to make our hospitals successful. Furthermore, we believe that physician alignment promotes clinical integration, enhancing quality of care and making us more efficient and competitive in a healthcare environment trending toward value-based purchasing and pay-for-performance.

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

Uncompensated Care

Like others in the hospital industry, we continue to experience high levels of uncompensated care, including charity care and bad debts. These elevated levels are driven by the number of uninsured and under-insured patients seeking care at our hospitals, the increased acuity levels at which these patients are presenting for treatment, primarily resulting from economic pressures and their related decisions to defer care, increasing healthcare costs and other factors beyond our control, such as increases in the amount of co-payments and deductibles as employers continue to pass more of these costs on to their employees. In addition, as a result of high unemployment and its continued impact on the economy, we believe that our hospitals may continue to experience high levels of or possibly growth in bad debts and charity care. During the year ended September 30, 2011, our uncompensated care as a percentage of acute care revenue, which includes the impact of uninsured discounts and charity care, was 18.8%, compared to 16.6% in the prior year.

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

The percentages of our insured and uninsured gross hospital receivables, net of discounts and contractual adjustments recorded at the time of billing (prior to allowances for contractual adjustments and doubtful accounts), are summarized as follows:

	September 30,	September 30,
	September 30, 2011	September 30, 2010
Insured receivables	59.5%	61.8%
Uninsured receivables	40.5%	38.2%

Total	100.0%	100.0%

The percentages of hospital receivables in summarized aging categories are as follows:

	September 30,	September 30,
	September 30, 2011	September 30, 2010
0 to 90 days	68.1%	71.9%
91 to 180 days	19.3%	17.8%
Over 180 days	12.6%	10.3%

Total	100.0%	100.0%

The shift in the age of our gross hospital receivables is primarily the result of delays in payments from Medicaid and managed care organizations, as such payors implement administrative delays, including increased efforts related to utilization reviews.

Revenue and Volume Trends

Net revenue for the year ended September 30, 2011, increased 10.5% to $2.8 billion, compared to $2.5 billion in the prior year. Acute care revenue, which includes the impact of the Brim acquisition effective October 1, 2010 and the St. Joseph acquisition effective May 1, 2011, contributed $300.4 million to the increase in total net revenue for the year ended September 30, 2011, while premium revenue at Health Choice declined $34.8 million compared to the prior year.

Acute Care Revenue

Acute care revenue is comprised of net patient revenue and other revenue. A large percentage of our hospitals’ net patient revenue consists of fixed payment from discounted sources, including Medicare, Medicaid and managed care organizations. Reimbursement for Medicare and Medicaid services are often fixed regardless of the cost incurred or the level of services provided. Similarly, a greater percentage of the managed care companies with which we contract reimburse providers on a fixed payment basis regardless of the costs incurred or the level of services provided. Net patient revenue is reported net of discounts and contractual adjustments. The contractual adjustments principally result from differences between the hospitals’ established charges and payment rates under Medicare, Medicaid and various managed care plans. Additionally, discounts and contractual adjustments result from our uninsured discount and charity care programs. Other revenue includes medical office building rental income and other miscellaneous revenue.

Certain of our acute care hospitals receive supplemental Medicaid reimbursement, including reimbursement from programs for participating private hospitals that enter into indigent care affiliation agreements with public hospitals or county governments in the state of Texas. Under the CMS-approved programs, affiliated hospitals, including our Texas hospitals, have expanded the community healthcare safety net by providing indigent healthcare services. Participation in indigent care affiliation agreements by our Texas hospitals has resulted in an increase in acute care revenue by virtue of the hospitals’ entitlement to supplemental Medicaid inpatient reimbursement. Revenue recognized under these Texas private supplemental Medicaid reimbursement programs for the fiscal year ended September 30, 2011, was $79.9 million, compared to $83.1 million in the prior year. The Texas private supplemental Medicaid reimbursement programs are currently being reviewed by the THHSC, which, on December 12, 2011, received CMS approval of a waiver allowing Texas to continue receiving supplemental Medicaid reimbursement while expanding its Medicaid managed care. Due to the recent approval of the Medicaid waiver and the nature of ongoing deliberations with advocacy groups, we are unable to estimate the impact, if any, this will have on our revenue and earnings.

ARRA provides for Medicare and Medicaid incentive payments beginning in calendar year 2011 for eligible hospitals and professionals that implement certified EHR technology and adopt the related meaningful use requirements. We will recognize revenues related to the Medicare or Medicaid incentive payments as we are able to complete attestations as to our eligible hospitals adopting, implementing or demonstrating meaningful use of certified EHR technology. We have recognized revenue of $9.1 million related to Medicaid incentive payments during the fiscal year ended September 30, 2011, which has helped to mitigate some of the pressure we have experienced resulting from the impact of recent Medicaid reimbursement cuts. We have incurred and will continue to incur both capital costs and operating expenses in order to implement our certified EHR technology and meet meaningful use requirements. These costs and expenses are projected to continue over all stages of our certified EHR technology and meaningful use implementation. As a result, the timing of the expense recognition will not correlate with the receipt of the incentive payments and the recognition of revenues. We have incurred operating expenses to implement our certified EHR technology and meet meaningful use requirements of approximately $3.7 million during the fiscal year ended September 30, 2011. There can be no assurance that we will be able to demonstrate meaningful use of certified EHR technology, and the failure to do so could have a material adverse effect on our results of operations.

Admissions increased 13.8% for the year ended September 30, 2011, compared to the prior year. Adjusted admissions increased 15.8% for the year ended September 30, 2011, compared to the prior year. On a same-facility basis, admissions declined 1.0% for the year ended September 30, 2011, compared to the prior year, while adjusted admissions increased 0.5% for the year ended September 30, 2011, compared to the prior year.

On a same-facility basis, our inpatient volume has benefitted from an increase in surgeries, particularly inpatient procedures which increased 0.9% for the year ended September 30, 2011, and psychiatric services which increased 11.4% for the year, each compared to the prior year. However, our hospital volumes continue to be negatively impacted, in part, by an overall industry-wide decline in obstetric related services, the impact of high unemployment and patient decisions to defer or cancel elective procedures, general primary care and other non-emergent healthcare procedures until their conditions become more acute, all resulting from the impact of the current economic environment. The deferral of non-emergent procedures has also been facilitated by an increase in the number of high deductible employer sponsored health plans, which ultimately shifts more of the medical cost responsibility onto the patient.

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

The following table provides the sources of our net patient revenue by payor:

	September 30,	September 30,	September 30,
	Year Ended September 30,
	2011	2010	2009
Medicare	24.6%	23.4%	22.7%
Managed Medicare	7.9	8.5	8.0
Medicaid and managed Medicaid	14.7	15.7	15.2
Managed care	40.2	40.2	43.0
Self-pay	12.6	12.2	11.1

Total	100.0%	100.0%	100.0%

Our net patient revenue payor mix, as shown in the table above, has been impacted by our recent acquisitions, which include hospitals with higher Medicaid and managed Medicaid utilization, as compared to our same-facility hospitals. The increase in our Medicaid and managed Medicaid patient mix has been offset by the impact of Medicaid rate cuts experienced in the states where we operate.

Net patient revenue per adjusted admission increased 1.0% for the year ended September 30, 2011, compared to the prior year. On a same-facility basis, net patient revenue per adjusted admission increased 3.5% for the year ended September 30, 2011, compared to the prior year. While our net patient revenue per adjusted admission continues to increase, we have experienced moderating rates of pricing growth resulting from the impact of high unemployment and other industry pressures, including elevated levels of Medicaid and managed Medicaid, which typically result in lower reimbursement on a per adjusted admission basis. As well, the impact of state budgetary issues on Medicaid funding has resulted in rate cuts to providers, which has caused a decline in pricing related to Medicaid and managed Medicaid volumes. As states continue working through their budgetary issues, any additional cuts to Medicaid funding would negatively impact our future pricing and earnings.

Premium Revenue

Premium revenue generated under the AHCCCS and CMS contracts with Health Choice represented 27.2%, 31.4% and 29.6% of our consolidated net revenue for the years ended September 30, 2011, 2010 and 2009, respectively. The decline in premium revenue as a percentage of our consolidated net revenue is primarily the result of the recent acquisitions in our acute care segment.

As discussed elsewhere in this Annual Report on Form 10-K, Health Choice operates in what is currently a difficult state budgetary environment in Arizona. As of October 1, 2011, AHCCCS implemented a tiered profit sharing plan, which followed a recent 5% cut in hospital reimbursement rates for services provided to state Medicaid enrollees. One hospital association has filed suit against AHCCCS in federal court, alleging that the rate cuts leave hospitals with reimbursement rates significantly below actual cost of services in violation of federal law. We cannot provide any assurances that such litigation or similar efforts to prevent such rate cuts will be successful.

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

At September 30, 2011, our self-pay receivables, including amounts due from uninsured patients and co-payment and deductible amounts due from insured patients, were $241.1 million and our allowance for doubtful accounts was $185.5 million. Excluding third-party settlement balances, same-facility days revenue in accounts receivable were 47 days at September 30, 2011, compared to 45 days at September 30, 2010. For the year ended September 30, 2011, the provision for bad debts was 12.0% of acute care revenue, compared to 11.4% in the prior year. Significant changes in payor mix or business office operations could have a significant impact on the provision for bad debts, as well as our results of operations and cash flows.

Allowance for Contractual Discounts and Settlement Estimates. We derive a significant portion of our net patient revenue from Medicare, Medicaid and managed care payors that receive discounts from our standard charges. For the years ended September 30, 2011, 2010 and 2009, Medicare, Medicaid and managed care revenue together accounted for 87.4%, 87.8% and 88.9%, respectively, of our hospitals’ net patient revenue.

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

For governmental payors such as Medicare and Medicaid, we determine contractual discounts or allowances based upon the program’s reimbursement (payment) methodology (i.e. either prospectively determined or retrospectively determined based on costs as defined by the government payor). These contractual discounts are determined by an automated process in a manner similar to the process used for managed care revenue. Under prospective payment programs, we record contractual discounts based upon predetermined reimbursement rates. For retrospective cost-based revenues, which are less prevalent, we estimate contractual allowances based upon historical and current factors which are adjusted as necessary in future periods, when final settlements of filed cost reports are received. Net adjustments to estimated third-party payor settlements, also known as prior year contractuals, resulted in an increase in acute care revenue of $2.4 million, $5.2 million and $3.2 million for the years ended September 30, 2011, 2010 and 2009, respectively.

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

Insurance Reserves. Given the nature of our operating environment, we may become subject to medical malpractice or workers compensation claims or lawsuits. We maintain third-party insurance coverage for individual malpractice and workers compensation claims to mitigate a portion of this risk. In addition, we maintain excess coverage limiting our exposure to an aggregate annual amount for claims. We estimate our reserve for self-insured professional and general liability and workers compensation risks using historical claims data, demographic factors, severity factors, current incident logs and other actuarial analysis. At September 30, 2011 and 2010, our professional and general liability accrual for asserted and unasserted claims was $60.1 million and $41.6 million, respectively. For the year ended September 30, 2011, our total premiums and self-insured retention cost for professional and general liability insurance was $28.6 million, compared with $23.4 million in the prior year.

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

Valuations from our independent actuary for professional and general liability losses resulted in a change in related estimates for prior years which decreased professional and general liability expense by the following amounts (in millions):

September 30,
Year ended September 30, 2011	$(0.1)
Year ended September 30, 2010	$(2.6)
Year ended September 30, 2009	$(1.2)

Our estimate of the reserve for professional and general liability claims is based upon actuarial calculations that are completed semi-annually. The changes in estimates noted above were recognized in the periods in which the independent actuarial calculations were received. The key assumptions underlying the development of our estimate (loss development, trends and increased limits factors) have not changed materially, as they are largely based upon professional liability insurance industry data published by the Insurance Services Office, a leading provider of data, underwriting, risk management and legal/regulatory services. The reductions in professional and general liability expense related to changes in prior year estimates reflected above for the years ended September 30, 2011, 2010 and 2009, are the result of better than expected claims experience as compared to the industry benchmarks for loss development included in the original actuarial estimate.

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

September 30,
As reported at September 30, 2011	$60.1
75% Confidence Level	$72.3
90% Confidence Level	$73.2

Valuations from our independent actuary for workers’ compensation losses resulted in a change in related estimates for prior years which increased (decreased) workers’ compensation expense by the following amounts (in millions):

September 30,
Year ended September 30, 2011	$1.6
Year ended September 30, 2010	$1.1
Year ended September 30, 2009	$(0.5)

Medical Claims Payable. Medical claims expense, including claims paid to our hospitals, was $640.8 million, $690.5 million and $602.1 million, or 84.6%, 87.2% and 86.1% of premium revenue, for the years ended September 30, 2011, 2010 and 2009, respectively. For the years ended September 30, 2011, 2010 and 2009, $10.6 million, $11.8 million and $9.3 million, respectively, of health plan payments made to hospitals and other healthcare entities owned by us for services provided to our enrollees were eliminated in consolidation.

The following table shows the components of the change in medical claims payable (in thousands):

	September 30,	September 30,
	Year Ended September 30, 2011	Year Ended September 30, 2010
Medical claims payable as of October 1	$111,373	$113,519
Medical claims expense incurred during the year:
Related to current year	648,739	697,052
Related to prior years	(7,985)	(6,596)

Total expenses	640,754	690,456

Medical claims payments during the year:
Related to current year	(564,920)	(587,292)
Related to prior years	(101,484)	(105,310)

Total payments	(666,404)	(692,602)

Medical claims payable as of September 30	$85,723	$111,373

As reflected in the table above, medical claims expense for the year ended September 30, 2011, includes an $8.0 million reduction of medical costs related to prior years resulting from favorable development in the Medicaid product line of $8.1 million offset by unfavorable development in the Medicare product line of $62,000. The favorable development in the Medicaid product line is attributable to lower than anticipated medical costs resulting from a general decline in medical utilization, the loss of member lives due to changes in the eligibility structure of AHCCCS, AHCCCS provider payment reductions, and improvements in care management and other operational initiatives.

Medical claims expense for the year ended September 30, 2010, includes a $6.6 million reduction of medical costs related to prior years resulting from favorable development in the Medicaid and Medicare product lines of $6.4 million and $209,000, respectively. The favorable development is attributable to lower than anticipated medical costs.

We estimate our medical claims payable using historical claims experience (including severity and payment lag time) and other actuarial analysis including number of enrollees, age of enrollees and certain enrollee health indicators to predict the cost of healthcare services provided to enrollees during any given period. While management believes that its estimation methodology effectively captures trends in medical claims costs, actual payments could differ significantly from our estimates given changes in healthcare costs or adverse experience. For example, our medical claims payable is primarily composed of estimates related to the most recent three months and periods prior to the most recent three months. The claims trend factor, which is developed through a comprehensive analysis of claims incurred in prior months, is the most significant component used in developing the claims liability estimates for the most recent three months. The completion factor is an actuarial estimate, based upon historical experience, of the percentage of incurred claims during a given period that have been adjudicated as of the date of estimation. The completion factor is the most significant component used in developing the claims liability estimates for the periods prior to the most recent three months. The following table illustrates the sensitivity of our medical claims payable at September 30, 2011, and the estimated potential impact on our results of operations, to changes in these factors that management believes are reasonably likely based upon our historical experience and currently available information (dollars in thousands):

	September 30,	September 30,	September 30,
Claims Trend Factor		Completion Factor
Increase (Decrease) in Factor	Increase (Decrease) in Medical Claims Payable	Increase (Decrease) in Factor	Increase (Decrease) in Medical Claims Payable
(3.0)%	$(3,665)	1.0%	$(5,057)
(2.0)	(2,443)	0.5	(2,541)
(1.0)	(1,222)	(0.5)	2,567
1.0	1,222	(1.0)	5,161

Goodwill and Other Intangibles. The accounting policies and estimates related to goodwill and other intangibles are considered critical because of the significant impact that impairment could have on our operating results. We record all assets and liabilities acquired in purchase acquisitions, including goodwill, indefinite-lived intangibles, and other intangibles, at fair value as required by Financial Accounting Standards Board (“FASB”) authoritative guidance regarding business combinations. Goodwill, which was $808.7 million at September 30, 2011, is not amortized but is subject to tests for impairment annually or more often if events or circumstances indicate it may be impaired. The initial recording of goodwill and other intangibles requires subjective judgments concerning estimates of the fair value of the acquired assets. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. We did not record an impairment loss during the years ended September 30, 2011 and 2010. During the year ended September 30, 2009, we recorded a $64.6 million non-cash charge ($43.2 million after tax) related to the impairment of goodwill in our Florida market. Other identifiable intangible assets, net of accumulated amortization, were $32.8 million at September 30, 2011, compared to $27.0 million at September 30, 2010. These are amortized over their estimated useful lives and are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections. Estimated cash flows may extend far into the future and, by their nature, are difficult to determine over an extended timeframe. Factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, and changes in discount rates and specific industry or market sector conditions. Other key judgments in accounting for intangibles include useful life and classification between goodwill and indefinite-lived intangibles or other intangibles which require amortization. See “Goodwill and Other Intangible Assets” in the Notes to Consolidated Financial Statements for additional information regarding intangible assets. To assist in assessing the impact of a goodwill or intangible asset impairment charge at September 30, 2011, we have $841.4 million of goodwill and intangible assets. The impact of a 5% impairment charge would result in a reduction in pre-tax income of $42.1 million.

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

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended September 30, 2011		Year Ended September 30, 2010		Year Ended September 30, 2009
($ in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage

Net revenue:
Acute care revenue	$2,029,790	72.8%	$1,729,344	68.6%	$1,662,469	70.4%
Premium revenue	757,309	27.2%	792,062	31.4%	699,503	29.6%

Total net revenue	2,787,099	100.0%	2,521,406	100.0%	2,361,972	100.0%

Costs and expenses:
Salaries and benefits	818,742	29.4%	686,303	27.2%	660,921	28.0%
Supplies	316,277	11.3%	266,545	10.6%	250,573	10.6%
Medical claims	630,203	22.6%	678,651	26.9%	592,760	25.1%
Other operating expenses	431,070	15.5%	363,916	14.4%	325,735	13.8%
Provision for bad debts	244,263	8.8%	197,680	7.9%	192,563	8.2%
Rentals and leases	46,211	1.7%	39,955	1.6%	39,127	1.7%
Interest expense, net	96,084	3.4%	66,810	2.6%	67,890	2.9%
Depreciation and amortization	104,241	3.7%	96,106	3.8%	97,462	4.1%
Management fees	5,000	0.2%	5,000	0.2%	5,000	0.2%
Impairment of goodwill	—	—	—	—	64,639	2.7%
Hurricane-related property damage	—	—	—	—	938	0.0%
Loss on extinguishment of debt	23,075	0.8%	—	—	—	—

Total costs and expenses	2,715,166	97.4%	2,400,966	95.2%	2,297,608	97.3%

Earnings from continuing operations before gain on disposal of assets and income taxes	71,933	2.6%	120,440	4.8%	64,364	2.7%

Gain on disposal of assets, net	102	0.0%	108	0.0%	1,465	0.1%

Earnings from continuing operations before income taxes	72,035	2.6%	120,548	4.8%	65,829	2.8%

Income tax expense	27,374	1.0%	44,715	1.8%	27,576	1.2%

Net earnings from continuing operations	44,661	1.6%	75,833	3.0%	38,253	1.6%
Loss from discontinued operations, net of income taxes	(5,601)	(0.2)%	(1,087)	(0.1)%	(176)	(0.0)%

Net earnings	39,060	1.4%	74,746	2.9%	38,077	1.6%
Net earnings attributable to non-controlling interests	(7,699)	(0.3)%	(8,279)	(0.3)%	(9,987)	(0.4)%

Net earnings attributable to IASIS Healthcare LLC	$31,361	1.1%	$66,467	2.6%	$28,090	1.2%

Acute Care

The following table sets forth, for the periods indicated, results of our acute care operations expressed in dollar terms and as a percentage of acute care revenue. Such information has been derived from our audited consolidated statements of operations.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended September 30, 2011		Year Ended September 30, 2010		Year Ended September 30, 2009
($ in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage

Net revenue:
Acute care revenue	$2,029,790	99.5%	$1,729,344	99.3%	$1,662,469	99.4%
Revenue between segments	10,551	0.5%	11,805	0.7%	9,316	0.6%

Total acute care revenues (1)	2,040,341	100.0%	1,741,149	100.0%	1,671,785	100.0%

Costs and expenses:
Salaries and benefits	798,348	39.1%	667,154	38.3%	641,893	38.4%
Supplies	316,076	15.5%	266,347	15.3%	250,310	15.0%
Other operating expenses	405,282	19.9%	339,304	19.5%	302,804	18.1%
Provision for bad debts	244,263	12.0%	197,680	11.4%	192,563	11.5%
Rentals and leases	44,586	2.2%	38,409	2.2%	37,563	2.2%
Interest expense, net	96,084	4.7%	66,810	3.8%	67,890	4.1%
Depreciation and amortization	100,685	4.9%	92,544	5.3%	94,014	5.6%
Management fees	5,000	0.3%	5,000	0.3%	5,000	0.3%
Impairment of goodwill	—	—	—	—	64,639	3.9%
Hurricane-related property damage	—	—	—	—	938	0.1%
Loss on extinguishment of debt	23,075	1.1%	—	—	—	—

Total costs and expenses	2,033,399	99.7%	1,673,248	96.1%	1,657,614	99.2%

Earnings from continuing operations before gain on disposal of assets and income taxes	6,942	0.3%	67,901	3.9%	14,171	0.8%

Gain on disposal of assets, net	102	0.0%	108	0.0%	1,616	0.1%

Earnings from continuing operations before income taxes	$7,044	0.3%	$68,009	3.9%	$15,787	0.9%

(1)	Revenue between segments is eliminated in our consolidated results.

Years Ended September 30, 2011 and 2010

Acute care revenue — Acute care revenue for the year ended September 30, 2011, was $2.0 billion, an increase of $299.2 million or 17.2%, compared to $1.7 billion in the prior year. The increase in acute care revenue, which includes the impact of the Brim and St. Joseph acquisitions, is comprised primarily of an increase in adjusted admissions of 15.8% and an increase in net patient revenue per adjusted admission of 1.0%.

Salaries and benefits — Salaries and benefits expense for the year ended September 30, 2011, was $798.3 million, or 39.1% of acute care revenue, compared to $667.2 million, or 38.3% of acute care revenue in the prior year. Included in the prior year was $2.0 million of stock-based compensation incurred in connection with the repurchase of certain equity by our parent company. Included in the current year was $1.3 million in severance related costs associated with the transition of our executive management. The remaining increase in our salaries and benefits expense as a percentage of acute care revenue is due to our recent acquisitions, which contributed an increase of 0.3% of acute care revenue, and the expansion of our employed physician base, which requires additional investments in labor and other practice-related costs, including infrastructure and physician support staff.

Supplies — Supplies expense for the year ended September 30, 2011, was $316.1 million, or 15.5% of acute care revenue, compared to $266.3 million, or 15.3% of acute care revenue in the prior year. The increase in supplies as a percentage of acute care revenue is primarily the result of a shift in the mix of our surgical volume to cases with more costly implant utilization, particularly in the area of orthopedics.

Other operating expenses — Other operating expenses for the year ended September 30, 2011, were $405.3 million, or 19.9% of acute care revenue, compared to $339.3 million, or 19.5% of acute care revenue in the prior year. Included in the current year was $3.1 million in settlement costs related to a terminated vendor contract for services provided from fiscal years 2006 to 2008 and $859,000 in costs related to the start-up of our physician professional liability captive insurance program. Other operating expenses in the current year also included $2.0 million in qui tam related legal costs, compared to $439,000 in the prior year.

Provision for bad debts — Provision for bad debts for the year ended September 30, 2011, was $244.3 million, or 12.0% of acute care revenue, compared to $197.7 million, or 11.4% of acute care revenue in the prior year. The increase in our provision for bad debts as a percentage of acute care revenue is due to an increase in self-pay volume and revenue, including related acuity levels, which we believe have resulted primarily from patient decisions to defer non-emergent healthcare needs as a result of economic pressures and high unemployment.

Interest expense — Interest expense for the year ended September 30, 2011, was $96.1 million, or 4.7% of acute care revenue, compared to $66.8 million, or 3.8% of acute care revenue in the prior year. The increase in our interest expense is due to our Refinancing during the current year.

Loss on extinguishment of debt — We incurred a loss on extinguishment of debt totaling $23.1 million during the year ended September 30, 2011, as a result of our Refinancing. The loss on extinguishment of debt included the write-off of $8.3 million in existing deferred financing costs, $4.9 million in creditor fees and $9.9 million in redemption premiums associated with the repurchase of the 8 3/4% senior subordinated notes due 2014.

Earnings from continuing operations before income taxes — Earnings from continuing operations before income taxes decreased $61.0 million to $7.0 million for the year ended September 30, 2011, compared to $68.0 million in the prior year. Earnings from continuing operations before income taxes in the current year included the impact of additional interest expense of $29.3 million resulting from our Refinancing, as well as the related loss on extinguishment of debt totaling $23.1 million.

Years Ended September 30, 2010 and 2009

Acute care revenue — Acute care revenue for the year ended September 30, 2010, was $1.7 billion, an increase of $69.4 million, or 4.1%, compared to $1.7 billion in the prior year. The increase in acute care revenue is comprised of an increase in adjusted admissions of 0.6% and an increase in net patient revenue per adjusted admission of 3.8%.

Salaries and benefits — Salaries and benefits expense for the year ended September 30, 2010, was $667.2 million, or 38.3% of acute care revenue, compared to $641.9 million, or 38.4% of acute care revenue in the prior year.

Supplies — Supplies expense for the year ended September 30, 2010, was $266.3 million, or 15.3% of acute care revenue, compared to $250.3 million, or 15.0% of acute care revenue in the prior year. The increase in supplies as a percentage of acute care revenue is primarily the result of a shift in the mix of our surgical volume to cases with more costly implant utilization, such as certain cardiology and orthopedic procedures.

Other operating expenses — Other operating expenses for the year ended September 30, 2010, were $339.3 million, or 19.5% of acute care revenue, compared to $302.8 million, or 18.1% of acute care revenue in the prior year. Included in the current year were increased professional fees associated with our participation in the indigent care affiliation agreements in our Texas market. Excluding the impact of these indigent care affiliation agreements, other operating expenses as a percentage of acute care revenue were 16.7% for the year ended September 30, 2010, compared to 16.1% in the prior year. The remaining increase in other operating expenses as a percentage of acute care revenue in the current year period is impacted by a 0.3% increase in non-income related taxes, and a 0.4% increase in purchased services related to information technology costs and collection agency fees.

Provision for bad debts — Provision for bad debts for the year ended September 30, 2010, was $197.7 million, or 11.4% of acute care revenue, compared to $192.6 million, or 11.5% of acute care revenue in the prior year.

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

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended September 30, 2011		Year Ended September 30, 2010		Year Ended September 30, 2009
($ in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
Premium revenue:
Premium revenue	$757,309	100.0%	$792,062	100.0%	$699,503	100.0%
Costs and expenses:
Salaries and benefits	20,394	2.7%	19,149	2.4%	19,028	2.7%
Supplies	201	0.0%	198	0.0%	263	0.0%
Medical claims (1)	640,754	84.6%	690,456	87.2%	602,076	86.1%
Other operating expenses	25,788	3.4%	24,612	3.1%	22,931	3.3%
Rentals and leases	1,625	0.2%	1,546	0.2%	1,564	0.2%
Depreciation and amortization	3,556	0.5%	3,562	0.5%	3,448	0.5%

Total costs and expenses	692,318	91.4%	739,523	93.4%	649,310	92.8%

Earnings before loss on disposal of assets	64,991	8.6%	52,539	6.6%	50,193	7.2%

Loss on disposal of assets, net	—	—	—	—	(151)	(0.0)%

Earnings before income taxes	$64,991	8.6%	$52,539	6.6%	$50,042	7.2%

(1)	Medical claims paid to our hospitals of $10.6 million, $11.8 million and $9.3 million for the years ended September 30, 2011, 2010 and 2009, respectively, are eliminated in our consolidated results.

Years Ended September 30, 2011 and 2010

Premium revenue — Premium revenue was $757.3 million for the year ended September 30, 2011, a decrease of $34.8 or 4.4%, compared to $792.1 million in the prior year. The decline in premium revenue is primarily due to a reduction in capitation rates in our Medicaid product line, as a result of the provider cuts implemented by AHCCCS on April 1, 2011, and a 0.9% decline in member months, compared to the prior year.

Medical claims — Medical claims expense was $640.8 million for the year ended September 30, 2011, compared to $690.5 million in the prior year. Medical claims expense as a percentage of premium revenue was 84.6% for the year ended September 30, 2011, compared to 87.2% in the prior year. The decrease in medical claims as a percentage of premium revenue is primarily the result of a general decline in medical utilization, the loss of member lives due to changes in the eligibility structure of AHCCCS, AHCCCS provider payment reductions, and improvements in care management and other operational initiatives.

Years Ended September 30, 2010 and 2009

Premium revenue — Premium revenue was $792.1 million for the year ended September 30, 2010, an increase of $92.6 million or 13.2%, compared to $699.5 million in the prior year. The growth in premium revenue was due to a 14.4% increase in Medicaid member months resulting from increased enrollment in the state program, primarily attributable to the impact of high unemployment, partially offset by a 1.9% decline in Medicaid premium revenue on a per member per month basis.

Medical claims — Medical claims expense was $690.5 million for the year ended September 30, 2010, compared to $602.1 million in the prior year. Medical claims expense as a percentage of premium revenue was 87.2% for the year ended September 30, 2010, compared to 86.1% in the prior year. The increase in our medical claims expense as a percentage of premium revenue is primarily the result of an overall increase in medical costs on a per member per month basis, compared to the prior year, coupled with a 1.6% decline in overall premium revenue on a per member per month basis.

Income Taxes

The following discussion sets forth, for the periods indicated, the impact of income taxes on our consolidated results. Such information has been derived from our audited consolidated statements of operations.

Years Ended September 30, 2011 and 2010

Income tax expense — We recorded a provision for income taxes from continuing operations of $27.4 million, resulting in an effective tax rate of 38.0% for the year ended September 30, 2011, compared to $44.7 million, for an effective tax rate of 37.1% in the prior year. The increase in our effective tax rate is primarily due to an increase in non-deductable expenses and unrecognized tax benefits.

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

Summary of Operations by Quarter

The following table presents unaudited quarterly operating results for the years ended September 30, 2011 and 2010. We believe that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the consolidated financial statements. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

	September 30,	September 30,	September 30,	September 30,
	Quarter Ended
	Sept. 30, 2011(1)	June 30, 2011(2)	March 31, 2011(3)	Dec. 31, 2010(4)
	(in thousands)
Net revenue	$716,750	$718,609	$678,409	$673,331
Earnings from continuing operations before income taxes	7,378	2,954	35,789	25,914
Net earnings from continuing operations	4,082	1,565	22,289	16,725

	September 30,	September 30,	September 30,	September 30,
	Quarter Ended
	Sept. 30, 2010(5)	June 30, 2010	March 31, 2010(6)	Dec. 31, 2009
	(in thousands)
Net revenue	$629,939	$637,988	$624,522	$628,957
Earnings from continuing operations before income taxes	20,800	34,410	35,410	29,928
Net earnings from continuing operations	12,629	21,727	22,140	19,337

(1)	Results for the quarter ended September 30, 2011, include a $1.1 million reduction and a $328,000 increase in prior year estimates for professional and general liability losses and workers’ compensation claims, respectively, as a result of our semi-annual actuarial studies.

(2)	Results for the quarter ended June 30, 2011, include a loss on extinguishment of debt of $23.1 million as a result of our refinancing transaction.

(3)	Results for the quarter ended March 31, 2011, include $1.4 million is settlement costs related to a terminated vendor contract for services provided from fiscal years 2006 to 2008 and a $948,000 and $1.2 million increase in prior year estimates for professional and general liability losses and workers’ compensation claims, respectively, as a result of our semi-annual actuarial studies.

(4)	Results for the quarter ended December 31, 2010, include $1.6 million in settlement costs related to a terminated vendor contract for services provided from fiscal years 2006 to 2008 and $859,000 in costs related to the start-up of our physician professional liability captive insurance program.

(5)	Results for the quarter ended September 30, 2010, include a $1.7 million property tax assessment related to prior periods, and a $723,000 reduction and a $273,000 increase in prior year estimates for professional and general liability losses and workers’ compensation claims, respectively, as a result of our semi-annual actuarial studies.

(6)	Results for the quarter ended March 31, 2010, include $2.0 million of stock compensation expense related to the repurchase of certain equity by our parent company, and a $1.9 million reduction and an $801,000 increase in prior year estimates for professional and general liability losses and workers’ compensation claims, respectively, as a result of our semi-annual actuarial studies.

LIQUIDITY AND CAPITAL RESOURCES

Overview of Cash Flow Activities for the Years Ended September 30, 2011 and 2010

Our cash flows are summarized as follows (in thousands):

	September 30,	September 30,
	Year Ended September 30,
	2011	2010
Cash flows from operating activities	$137,101	$257,239
Cash flows from investing activities	$(249,760)	$(176,473)
Cash flows from financing activities	$115,475	$(142,783)

Operating Activities

Operating cash flows decreased $120.1 million for the year ended September 30, 2011, compared to the prior year. Our operating cash flows have been impacted by increased interest costs, cash taxes, payments related to Health Choice settlements, and delays in payments from Medicaid and managed care organizations, as such payors implement administrative delays, including increased efforts related to utilization reviews.

At September 30, 2011, we had $225.1 million in net working capital, compared to $134.5 million at September 30, 2010. Net accounts receivable increased $68.8 million to $277.9 million at September 30, 2011, from $209.2 million at September 30, 2010. The increase in net working capital and net accounts receivable is primarily the result of the Brim and St. Joseph acquisitions. Excluding the impact of the Brim and St. Joseph acquisitions, our days revenue in accounts receivable at September 30, 2011, were 47, compared to 45 at September 30, 2010.

Investing Activities

Capital expenditures for the year ended September 30, 2011, were $98.3 million, compared to $81.3 million in the prior year.

During the year ended September 30, 2011, we paid $151.7 million for acquisitions, which included the acquisition of St. Joseph.

Financing Activities

During the year ended September 30, 2011, we completed our Refinancing which resulted in proceeds totaling $1.811 billion, net of creditors’ fees, original issue discounts and other transaction costs totaling $63.5 million. The Refinancing proceeds were used to repay $567.3 million in our then existing senior secured credit facilities and repurchase our $475.0 million aggregate principal amount of 8 3/4% senior subordinated notes due 2014, including $9.9 million in redemption premiums.

Also, as part of the Refinancing, we distributed $632.9 million to IAS, which is comprised of $402.9 million to fund the repayment of the IAS senior paid-in-kind loans and $230.0 million to be held for future acquisitions and strategic growth initiatives, as well as potential distributions to the equity holders of IAS.

During fiscal 2010, we distributed $125.0 million, net of a $1.8 million income tax benefit, to IAS to fund the repurchase of certain shares of its outstanding preferred stock and cancel certain vested rollover options to purchase its common stock. The holder of the IAS preferred stock is represented by an investor group led by affiliates of TPG Capital, L.P. (“TPG”), JLL Partners (“JLL”) and Trimaran Fund Management (“Trimaran”). The repurchase of preferred stock, which included accrued and outstanding dividends, and the cancellation of rollover options were funded by our excess cash on hand. The cancellation of the rollover options, which were associated with our 2004 recapitalization, resulted in the recognition of $2.0 million in stock-based compensation during the quarter ended March 31, 2010.

Capital Resources

As of September 30, 2011, we had the following debt arrangements:

•	$1.325 billion senior secured credit facilities; and

•	$850.0 million in 8.375% senior notes due 2019.

At September 30, 2011, amounts outstanding under our senior secured credit facilities consisted of $1,019.9 million in term loans. In addition, we had $85.4 million in letters of credit outstanding under the revolving credit facility. The weighted average interest rate of outstanding borrowings under the senior secured credit facilities was 4.4% for the year ended September 30, 2011, compared to 3.4% in the prior year.

$1.325 Billion Senior Secured Credit Facilities

In connection with the Refinancing, we entered into a new senior credit agreement (the “Restated Credit Agreement”). The Restated Credit Agreement provides for $1.325 billion in Senior Secured Credit Facilities consisting of (1) a $1.025 billion senior secured term loan facility with a seven-year maturity and (2) a $300.0 million senior secured revolving credit facility with a five-year maturity, of which up to $150.0 million may be utilized for the issuance of letters of credit. Principal under the senior secured term loan facility is due in consecutive equal quarterly installments in an aggregate annual amount equal to 1% of the principal amount outstanding at the closing of the Refinancing, with the remaining balance due upon maturity of the senior secured term loan facility. The senior secured revolving credit facility does not require installment payments.

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

8.375% Senior Notes due 2019

In connection with the Refinancing, we and IASIS Capital (together, the “Issuers”) issued our Senior Notes, which consisted of $850.0 million aggregate principal amount of 8.375% senior notes due 2019, which mature on May 15, 2019, pursuant to an indenture, dated as of May 3, 2011, among the Issuers and certain of the Issuers’ wholly owned domestic subsidiaries that guarantee the Senior Secured Credit Facilities (the “Notes Guarantors”) (the “Indenture”). The Indenture provides that the Senior Notes are general unsecured, senior obligations of the Issuers, and initially will be unconditionally guaranteed on a senior unsecured basis.

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

Credit Ratings

The table below summarizes our corporate rating, as well as our credit ratings for the Senior Secured Credit Facilities and Senior Notes as of the date of this filing:

	September 30,	September 30,
	Moody’s	Standard & Poor’s
Corporate credit	B2	B
Senior secured term loan facility	Ba3	B
Senior secured revolving credit facility	Ba3	BB-
8.375% senior notes due 2019	Caa1	CCC+

Outlook	Stable	Stable

Other

In March 2009, we executed interest rate swap agreements with Citibank, N.A. (“Citibank”) and Wachovia Bank, N.A. (currently Wells Fargo Bank, N.A.), as counterparties, with notional amounts totaling $425.0 million, of which $225.0 million expired on February 28, 2011. As of September 30, 2011, two interest rate swap agreements remain in effect with each agreement having a notional amount of $100.0 million expiring on February 29, 2012. Under the remaining agreements, we are required to make monthly fixed rate payments to the counterparties, as calculated on the notional amounts, at an annual fixed rate of 2.0%. The counterparties are obligated to make monthly floating rate payments to us based on the one-month LIBOR rate.

In August 2011, we executed forward starting interest rate swaps with Citibank and Barclays Bank PLC, as counterparties, with notional amounts totaling $350.0 million, each effective March 31, 2013 and expiring between September 30, 2014 and September 30, 2016. Under these agreements, we are required to make monthly fixed rate payments to the counterparties at annual rates ranging from 1.6% to 2.2%. The counterparties are obligated to make monthly floating rate payments to us based on the three-month LIBOR rate, each subject to a floor of 1.25%. Additionally, in August 2011, we executed an interest rate cap with Citibank, as counterparty, with a notional amount of $350.0 million and a cap rate of 1.75%, effective March 1, 2012 and expiring March 31, 2013.

Capital Expenditures

We plan to finance our proposed capital expenditures with cash generated from operations, borrowings under our Senior Secured Credit Facilities and other capital sources that may become available. We expect our capital expenditures for fiscal 2012 to be $160.0 million to $170.0 million, including the following significant expenditures:

•	$100.0 million to $105.0 million for growth and new business projects;

•	$30.0 million to $35.0 million in replacement or maintenance related projects at our hospitals; and

•	$30.0 million in hardware and software costs related to information systems projects, including healthcare IT stimulus initiatives.

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

Including available cash at September 30, 2011, we have available liquidity as follows (in millions):

September 30,
Cash and cash equivalents	$147.3
Available capacity under our senior secured revolving credit facility	214.6

Net available liquidity at September 30, 2011	$361.9

Net available liquidity assumes 100% participation from all lenders currently participating in our senior secured revolving credit facility. In addition to our available liquidity, we expect to generate significant operating cash flows in fiscal 2012. We will also utilize proceeds from our financing activities as needed.

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

Tabular Disclosure of Contractual Obligations

The following table reflects a summary of obligations and commitments outstanding including both the principal and interest portions of long-term debt and capital lease obligations at September 30, 2011.

	September 30,	September 30,	September 30,	September 30,	September 30,
	Payments Due By Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in millions)
Contractual Cash Obligations:
Long-term debt, with interest (1)	$132.2	$262.9	$260.9	$2,119.2	$2,775.2
Capital lease obligations, with interest	4.2	6.0	3.0	4.1	17.3
Medical claims	85.7	—	—	—	85.7
Operating leases	30.6	56.6	33.2	40.7	161.1
Estimated self-insurance liabilities	14.0	25.7	15.3	13.8	68.8
Purchase obligations	38.7	28.8	23.7	12.4	103.6

Subtotal	$305.4	$380.0	$336.1	$2,190.2	$3,211.7

	September 30,	September 30,	September 30,	September 30,	September 30,
	Amount of Commitment Expiration Per Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in millions)
Other Commitments (2):
Guarantees of surety bonds	$1.0	$—	$—	$—	$1.0
Letters of credit	—	85.4	—	—	85.4
Other commitments	8.3	0.7	0.7	—	9.7

Subtotal	9.3	86.1	0.7	—	96.1

Total obligations and commitments	$314.7	$466.1	$336.8	$2,190.2	$3,307.8

(1)	We applied an interest rate of 5.0%, to our Senior Secured Credit Facilities and 8.375% to our Senior Notes.

(2)	Excludes $11.5 million of unrecognized tax benefits and related interest that could result in a cash settlement, of which $6.5 million relates to timing differences between book and taxable income that may be offset by a reduction of cash tax obligations in future periods. We have not included these amounts in the above table as we cannot reliably estimate the amount and timing of payments related to these liabilities.

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

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. At September 30, 2011, the following components of our Senior Secured Credit Facilities bear interest at variable rates at specified margins above either the agent bank’s alternate base rate or the LIBOR rate: (i) a $1.025 billion, seven-year term loan; and (ii) a $300.0 million, five-year revolving credit facility. As of September 30, 2011, we had outstanding variable rate debt of $1.019 billion.

We have currently managed our market exposure to changes in interest rates by converting $200.0 million of our variable rate debt to fixed rate debt through the use of interest rate swap agreements. Our interest rate swaps provide for a total notional amount of $200.0 million through February 29, 2012, at a rate of 2.0% in accordance with the terms of the specific agreements. Additionally, we have executed a forward starting interest rate cap with Citibank, as counterparty, with a notional amount of $350.0 million and a cap rate of 1.75%, effective March 1, 2012 and expiring March 31, 2013. Our interest rate hedging agreements expose us to credit risk in the event of non-performance by our counterparties, Citibank and Wells Fargo. However, we do not anticipate non-performance by Citibank or Wells Fargo.

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

IASIS Healthcare LLC

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

IASIS Healthcare Corporation, sole member of IASIS Healthcare LLC

We have audited the accompanying consolidated balance sheets of IASIS Healthcare LLC as of September 30, 2011 and 2010, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended September 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IASIS Healthcare LLC at September 30, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Nashville, Tennessee

December 21, 2011

IASIS HEALTHCARE LLC

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	September 30,
	September 30, 2011	September 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$147,327	$144,511
Accounts receivable, less allowance for doubtful accounts of $185,481 and $125,406 at September 30, 2011 and 2010, respectively	277,932	209,173
Inventories	68,330	53,842
Deferred income taxes	40,415	15,881
Prepaid expenses and other current assets	72,914	65,340

Total current assets	606,918	488,747

Property and equipment, net	1,167,920	985,291
Goodwill	808,651	718,243
Other intangible assets, net	32,779	27,000
Deposit for acquisition	—	97,891
Other assets, net	63,509	36,022

Total assets	$2,679,777	$2,353,194

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$92,805	$78,931
Salaries and benefits payable	58,379	38,110
Accrued interest payable	30,045	12,536
Medical claims payable	85,723	111,373
Other accrued expenses and other current liabilities	100,830	106,614
Current portion of long-term debt and capital lease obligations	14,020	6,691

Total current liabilities	381,802	354,255

Long-term debt and capital lease obligations	1,864,749	1,044,887
Deferred income taxes	131,018	109,272
Other long-term liabilities	78,441	60,162

Non-controlling interests with redemption rights	95,977	72,112

Equity:
Member’s equity	118,000	702,135
Non-controlling interests	9,790	10,371

Total equity	127,790	712,506

Total liabilities and equity	$2,679,777	$2,353,194

See accompanying notes.

IASIS HEALTHCARE LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	September 30,	September 30,	September 30,
	Year Ended September 30, 2011	Year Ended September 30, 2010	Year Ended September 30, 2009
Net revenue:
Acute care revenue	$2,029,790	$1,729,344	$1,662,469
Premium revenue	757,309	792,062	699,503

Total net revenue	2,787,099	2,521,406	2,361,972

Costs and expenses:
Salaries and benefits	818,742	686,303	660,921
Supplies	316,277	266,545	250,573
Medical claims	630,203	678,651	592,760
Other operating expenses	431,070	363,916	325,735
Provision for bad debts	244,263	197,680	192,563
Rentals and leases	46,211	39,955	39,127
Interest expense, net	96,084	66,810	67,890
Depreciation and amortization	104,241	96,106	97,462
Management fees	5,000	5,000	5,000
Impairment of goodwill	—	—	64,639
Hurricane-related property damage	—	—	938
Loss on extinguishment of debt	23,075	—	—

Total costs and expenses	2,715,166	2,400,966	2,297,608

Earnings from continuing operations before gain on disposal of assets and income taxes	71,933	120,440	64,364
Gain on disposal of assets, net	102	108	1,465

Earnings from continuing operations before income taxes	72,035	120,548	65,829
Income tax expense	27,374	44,715	27,576

Net earnings from continuing operations	44,661	75,833	38,253
Loss from discontinued operations, net of income taxes	(5,601)	(1,087)	(176)

Net earnings	39,060	74,746	38,077
Net earnings attributable to non-controlling interests	(7,699)	(8,279)	(9,987)

Net earnings attributable to IASIS Healthcare LLC	$31,361	$66,467	$28,090

See accompanying notes.

IASIS HEALTHCARE LLC

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	September 30,	September 30,	September 30,	September 30,
	Non-controlling Interests with Redemption Rights	Member’s Equity	Non- controlling Interests	Total Equity

Balance at September 30, 2008	$54,656	$714,507	$10,481	$724,988
Net earnings	9,769	28,090	218	28,308
Distributions to non-controlling interests	(6,481)	—	(269)	(269)
Repurchases of non-controlling interests	(1,379)	—	—	—
Conversion of non-controlling interests to note payable	(691)	—	—	—
Stock-based compensation	—	561	—	561
Other comprehensive loss	—	(2,926)	—	(2,926)
Income tax benefit resulting from exercise of employee stock options	—	9	—	9
Contribution from parent company related to tax benefit from Holdings Senior PIK Loans interest	—	27,344	—	27,344
Adjustment to redemption value of non-controlling interests with redemption rights	16,653	(16,653)	—	(16,653)

Balance at September 30, 2009	72,527	750,932	10,430	761,362
Net earnings	8,144	66,467	135	66,602
Distributions to non-controlling interests	(8,790)	—	(194)	(194)
Repurchases of non-controlling interests	(459)	—	—	—
Stock-based compensation	—	2,487	—	2,487
Other comprehensive loss	—	(653)	—	(653)
Distribution to parent company in connection with the repurchase of equity, net	—	(124,962)	—	(124,962)
Contribution from parent company related to tax benefit from Holdings Senior PIK Loans interest	—	8,554	—	8,554
Adjustment to redemption value of non-controlling interests with redemption rights	690	(690)	—	(690)

Balance at September 30, 2010	72,112	702,135	10,371	712,506
Net earnings	7,651	31,361	48	31,409
Distributions to non-controlling interests	(8,720)	—	(122)	(122)
Repurchases of non-controlling interests	(639)	—	(507)	(507)
Acquisition related adjustments to redemption value of non-controlling interests with redemption rights	33,169	—	—	—
Stock-based compensation	—	1,681	—	1,681
Other comprehensive income	—	1,112	—	1,112
Distribution to parent company in connection with refinancing	—	(632,866)	—	(632,866)
Contribution from parent company related to tax benefit from Holdings Senior PIK Loans interest	—	6,981	—	6,981
Adjustment to redemption value of non-controlling interests with redemption rights	(7,596)	7,596	—	7,596

Balance at September 30, 2011	$95,977	$118,000	$9,790	$127,790

See accompanying notes.

IASIS HEALTHCARE LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	September 30,	September 30,	September 30,
	Year Ended September 30, 2011	Year Ended September 30, 2010	Year Ended September 30, 2009
Cash flows from operating activities:
Net earnings	$39,060	$74,746	$38,077
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	104,241	96,106	97,462
Amortization of loan costs	4,887	3,163	3,029
Stock-based compensation	1,681	2,487	561
Deferred income taxes	6,597	30,473	(5,572)
Income tax benefit from stock-based compensation	—	(1,770)	—
Income tax benefit from parent company interest	6,981	8,554	27,344
Fair value change in interest rate hedges	(1,589)	—	—
Amortization of other comprehensive loss	942	—	—
Gain on disposal of assets, net	(102)	(108)	(1,465)
Loss from discontinued operations	5,601	1,087	176
Loss on extinguishment of debt	23,075	—	—
Impairment of goodwill	—	—	64,639
Hurricane-related property damage	—	—	938
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	(18,593)	21,279	(7,302)
Inventories, prepaid expenses and other current assets	(2,480)	(19,227)	6,728
Accounts payable, other accrued expenses and other accrued liabilities	(25,198)	41,957	45,884

Net cash provided by operating activities — continuing operations	145,103	258,747	270,499
Net cash provided by (used in) operating activities — discontinued operations	(8,002)	(1,508)	1,472

Net cash provided by operating activities	137,101	257,239	271,971

Cash flows from investing activities:
Purchases of property and equipment, net	(98,316)	(81,268)	(87,720)
Cash paid for acquisitions, net	(151,697)	(98,305)	(1,941)
Proceeds from sale of assets	154	57	5,252
Change in other assets, net	99	3,043	1,823

Net cash used in investing activities — continuing operations	(249,760)	(176,473)	(82,586)
Net cash provided by investing activities — discontinued operations	—	—	10

Net cash used in investing activities	(249,760)	(176,473)	(82,576)

Cash flows from financing activities:
Proceeds from refinancing	1,863,730	—	—
Payment of debt and capital lease obligations	(1,053,147)	(8,378)	(55,476)
Debt financing costs incurred	(52,254)	—	—
Distributions to parent company	(632,866)	(124,962)	—
Distributions to non-controlling interests	(8,842)	(8,984)	(6,750)
Costs paid for repurchase of non-controlling interests, net	(1,146)	(459)	(1,379)

Net cash provided by (used in) financing activities	115,475	(142,783)	(63,605)

Change in cash and cash equivalents	2,816	(62,017)	125,790
Cash and cash equivalents at beginning of period	144,511	206,528	80,738

Cash and cash equivalents at end of period	$147,327	$144,511	$206,528

Supplemental disclosure of cash flow information:
Cash paid for interest	$74,774	$63,762	$66,136

Cash paid for income taxes, net	$17,608	$13,528	$4,104

Supplemental schedule of noncash investing and financing activities:
Capital lease obligations resulting from acquisitions	$9,559	$—	$—

See accompanying notes.

IASIS HEALTHCARE LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

IASIS Healthcare LLC (“IASIS” or the “Company”) owns and operates acute care hospitals primarily located in high-growth urban and suburban markets. At September 30, 2011, the Company owned or leased 18 acute care hospital facilities and one behavioral health hospital facility, with a total of 4,365 licensed beds, located in seven regions:

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

General and Administrative

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include the IASIS corporate office costs, which were $48.8 million, $39.2 million and $45.6 million, for the years ended September 30, 2011, 2010 and 2009, respectively.

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

Net patient revenue is reported at the estimated net realizable amounts from third-party payors and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with third-party payors. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and are adjusted, if necessary, in future periods when final settlements are determined. Net adjustments to estimated third-party payor settlements (“prior year contractuals”) resulted in an increase in net revenue of $2.4 million, $5.2 million and $3.2 million for the years ended September 30, 2011, 2010 and 2009, respectively.

In the ordinary course of business, the Company provides care without charge to patients who are financially unable to pay for the healthcare services they receive. Because the Company does not pursue collection of amounts determined to qualify as charity care, they are not reported in net revenue. The Company currently records revenue deductions for patient accounts that meet its guidelines for charity care. The Company provides charity care to patients with income levels below 200% of the federal poverty level (“FPL”). Additionally, at all of the Company’s hospitals, a sliding scale of reduced rates is offered to uninsured patients, who are not covered through federal, state or private insurance, with incomes between 200% and 400% of the FPL. Charity care deductions based on gross charges for the years ended September 30, 2011, 2010 and 2009, were $71.6 million, $37.9 million and $38.6 million, respectively.

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

Health Choice’s amended contract with AHCCCS, which was effective October 1, 2011, provides for a one-year term, with AHCCCS having the option to renew for an additional one-year period. The contract, which continued our state-wide presence, covers Medicaid members in the following Arizona counties: Apache, Coconino, Maricopa, Mohave, Navajo, Pima, Yuma, La Paz and Santa Cruz. The contract is terminable without cause on 90 days’ written notice or for cause upon written notice if the Company fails to comply with any term or condition of the contract or fails to take corrective action as required to comply with the terms of the contract. Additionally, AHCCCS can terminate the contract in the event of the unavailability of state or federal funding.

IASIS HEALTHCARE LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Health Choice also provides coverage as a Medicare Advantage Prescription Drug (“MAPD”) Special Needs Plan (“SNP”) provider pursuant to its contract with the Centers for Medicare and Medicaid Services (“CMS”). The SNP allows Health Choice to offer Medicare and Part D drug benefit coverage for new and existing dual-eligible members, or those that are eligible for Medicare and Medicaid. The contract with CMS includes successive one-year renewal options at the discretion of CMS and is terminable without cause on 90 days’ written notice or for cause upon written notice if the Company fails to comply with any term or condition of the contract or fails to take corrective action as required to comply with the terms of the contract. Health Choice has received notification that CMS is exercising its option to extend its contract through December 31, 2012.

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

Accounts Receivable

The Company receives payments for services rendered from federal and state agencies (under the Medicare, Medicaid and TRICARE programs), managed care health plans, including Medicare and Medicaid managed health plans, commercial insurance companies, employers and patients. During the years ended September 30, 2011, 2010 and 2009, 47.2%, 47.6% and 45.9%, respectively, of the Company’s net patient revenue related to patients participating in the Medicare and Medicaid programs, including Medicare and Medicaid managed health plans. The Company recognizes that revenue and receivables from government agencies are significant to its operations, but does not believe that there is significant credit risks associated with these government agencies. The Company believes that concentration of credit risk from other payors is limited due to the number of patients and payors.

Net Medicare settlement receivables estimated at September 30, 2011 and 2010, totaled $3.2 million and $1.3 million, respectively, are included in accounts receivable in the accompanying consolidated balance sheets.

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

IASIS HEALTHCARE LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

•	Trending of days revenue in accounts receivable; and

•	Various allowance coverage statistics.

The Company regularly performs hindsight procedures to evaluate historical write-off and collection experience throughout the year to assist in determining the reasonableness of its process for estimating the allowance for doubtful accounts.

Inventories

Inventories, principally medical supplies, implants and pharmaceuticals, are stated at the lower of cost or market.

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

Property and Equipment

Property and equipment are stated at cost. Routine maintenance and repairs are charged to expense as incurred. Expenditures that increase capacities or extend useful lives are capitalized. Buildings and improvements are depreciated over estimated useful lives ranging generally from 14 to 40 years. Estimated useful lives of equipment vary generally from 3 to 25 years. Leasehold improvements are amortized on a straight-line basis over the lesser of the terms of the respective leases or their estimated useful lives. Depreciation expense, including amortization of assets capitalized under capital leases, is computed using the straight-line method and was $101.2 million, $93.1 million and $94.5 million for the years ended September 30, 2011, 2010 and 2009, respectively.

Goodwill and Other Intangible Assets

See Note 10 for the values of goodwill and other intangible assets assigned to each business segment. Intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment.

Goodwill is not amortized but is subject to annual tests for impairment or more often if events or circumstances indicate it may be impaired. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company completed its annual impairment test of goodwill during fiscal 2011, noting no impairment. During fiscal 2009, the Company’s testing of goodwill indicated impairment of goodwill associated with its Florida market. See Note 10 for more details.

Other Assets

Other assets consist primarily of costs associated with the issuance of debt, which are amortized over the life of the related debt. Amortization of deferred financing costs is included in interest expense and totaled $4.9 million, $3.2 million and $3.0 million for the years ended September 30, 2011, 2010 and 2009, respectively. Deferred financing costs, net of accumulated amortization, totaled $37.1 million and $12.0 million at September 30, 2011 and 2010, respectively. See Note 3 for more details regarding deferred financing costs.

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

The Company consolidates nine subsidiaries with non-controlling interests that include third-party partners that own limited partnership units with certain redemption features. The redeemable limited partnership units require the Company to buy back the units upon the occurrence of certain events at the fair value of the units. In addition, the limited partnership agreements for all of the limited partnerships provide the limited partners with put rights which allow the units to be sold back to the Company, subject to certain limitations, at the fair value of the units. According to the limited partnership agreements, the fair value of the units is generally calculated as the product of the most current audited fiscal period’s EBITDA (earnings before interest, taxes, depreciation, amortization and management fees) and a fixed multiple, less any long-term debt of the entity. The majority of these put rights require an initial holding period of six years after purchase, at which point the holder of the redeemable limited partnership units may put back to the Company 20% of such holder’s units. Each succeeding year, the number of vested redeemable units will increase by 20% until the end of the tenth year after the initial investment, at which point 100% of the units may be put back to the Company. Under no circumstances shall the Company be required to repurchase more than 25% of the total vested redeemable limited partnership units in any fiscal year. The equity attributable to these interests has been classified as non-controlling interests with redemption rights in the accompanying consolidated balance sheets.

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

IASIS HEALTHCARE LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table shows the components of the change in medical claims payable (in thousands):

	September 30,	September 30,
	Year Ended September 30, 2011	Year Ended September 30, 2010
Medical claims payable as of October 1	$111,373	$113,519
Medical claims expense incurred during the year:
Related to current year	648,739	697,052
Related to prior years	(7,985)	(6,596)

Total expenses	640,754	690,456

Medical claims payments during the year:
Related to current year	(564,920)	(587,292)
Related to prior years	(101,484)	(105,310)

Total payments	(666,404)	(692,602)

Medical claims payable as of September 30	$85,723	$111,373

As reflected in the table above, medical claims expense for the year ended September 30, 2011, includes an $8.0 million reduction of medical costs related to prior years resulting from favorable development in the Medicaid product line of $8.1 million offset by unfavorable development in the Medicare product line of $62,000. The favorable development in the Medicaid product line is attributable to lower than anticipated medical costs resulting from a general decline in medical utilization, the loss of member lives due to changes in the eligibility structure of AHCCCS, AHCCCS provider payment reductions, and improvements in care management and other operational initiatives.

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

Enrollment in Health Choice at September 30, 2011 and 2010, was 195,665 and 198,393, respectively.

Stock-Based Compensation

Although IASIS has no stock option plan or outstanding stock options, the Company, through its parent, IASIS Healthcare Corporation (“IAS”), grants stock options for a fixed number of common shares to employees. The Company accounts for this stock-based incentive plan under the measurement and recognition provisions of FASB authoritative guidance regarding share-based payments (“Share-Based Payments Guidance”). Accordingly, the Company applies the fair value recognition provisions requiring all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. In accordance with the provisions of the Share-Based Payments Guidance, the Company uses the Black-Scholes-Merton model in determining the fair value of its share-based payments. The fair value of compensation costs will generally be amortized on a straight-line basis over the requisite service periods of the awards, generally equal to the awards’ vesting periods.

Interest Rate Hedges

The Company accounts for its interest rate hedges in accordance with the provisions of FASB authoritative guidance regarding accounting for derivative instruments and hedging activities, which also includes enhanced disclosure requirements. In accordance with these provisions, the Company has designated its interest rate swaps as a cash flow hedge instrument. The Company assesses the effectiveness of its cash flow hedge on a quarterly basis, with any ineffectiveness being measured using the hypothetical derivative method.

IASIS HEALTHCARE LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company applies the provisions of FASB authoritative guidance regarding fair value measurements, which provides a single definition of fair value, establishes a framework for measuring fair value, and expands disclosures concerning fair value measurements. The Company applies these provisions to the valuation and disclosure of its interest rates hedges. This authoritative guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: (i) Level 1, which is defined as quoted prices in active markets that can be accessed at the measurement date; (ii) Level 2, which is defined as inputs other than quoted prices in active markets that are observable, either directly or indirectly; and (iii) Level 3, which is defined as unobservable inputs resulting from the existence of little or no market data, therefore potentially requiring an entity to develop its own assumptions.

The Company determines the fair value of its interest rate hedges in a manner consistent with that used by market participants in pricing hedging instruments, which includes using a discounted cash flow analysis based upon the terms of the agreements, the impact of the forward LIBOR curve and an evaluation of credit risk. Given the use of observable market assumptions and the consideration of credit risk, the Company has categorized the valuation of its interest rate hedges as Level 2.

Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are reflected in the accompanying consolidated financial statements at amounts that approximate fair value because of the short-term nature of these instruments. The fair value of the Company’s capital lease obligations also approximate carrying value as they bear interest at current market rates. The estimated fair values of the Company’s 8.375% senior notes due 2019 and senior secured credit facilities were $692.8 million and $951.0 million, respectively, at September 30, 2011, based upon quoted market prices at that date.

Management Services Agreement

The Company is party to a management services agreement with affiliates of TPG Capital, L.P. (“TPG”), JLL Partners and Trimaran Fund Management. The management services agreement provides that in exchange for consulting and management advisory services that will be provided to the Company by the investors, the Company will pay an aggregate monitoring fee of 0.25% of budgeted net revenue up to a maximum of $5.0 million per fiscal year to these parties (or certain of their respective affiliates) and reimburse them for their reasonable disbursements and out-of-pocket expenses. This monitoring fee is divided among the parties in proportion to their relative ownership percentages in IASIS Investment LLC, parent company and majority stockholder of IAS. The monitoring fee will be subordinated to the senior subordinated notes in the event of a bankruptcy of the Company. The management services agreement does not have a stated term. Pursuant to the provisions of the management services agreement, the Company has agreed to indemnify the investors (or certain of their respective affiliates) in certain situations arising from or relating to the agreement, the investors’ investment in the securities of IAS or any related transactions or the operations of the investors, except for losses that arise on account of the investors’ negligence or willful misconduct. For each of the three years ended September 30, 2011, 2010 and 2009, the Company paid $5.0 million in monitoring fees under the management services agreement.

Recently Issued Accounting Pronouncements

In August 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles—Goodwill and Other” (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine

IASIS HEALTHCARE LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. ASU 2011-08 is not expected to significantly impact the Company’s financial position, results of operations or cash flows.

In July 2011, the FASB issued ASU 2011-7, “Health Care Entities “ (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities. ASU 2011-7 requires healthcare organizations to present their provision for doubtful accounts related to patient service revenue as a deduction from revenue, similar to contractual discounts. In addition, all healthcare organizations will be required to provide certain disclosures designed to help users understand how contractual discounts and bad debts affect recorded revenue in both interim and annual financial statements. ASU 2011-7 is required to be applied retrospectively and is effective for public companies for fiscal years, and interim periods within those years, beginning December 15, 2011, with early adoption permitted. ASU 2011-7 is effective for the Company’s fiscal year beginning October 1, 2012, and is not expected to significantly impact the Company’s financial position, results of operations or cash flows, although it will change the presentation of the Company’s revenues on its statements of operations, as well as requiring additional disclosures.

In December 2010, the FASB issued ASU No. 2010-29, “Business Combinations” (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 clarifies that, if a reporting entity presents comparative financial statements, the pro forma revenue and earnings of the combined entity should be reported as though the business combinations that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The ASU is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. ASU No. 2010-29 is effective for the Company’s fiscal year beginning October 1, 2011, and is an accounting principle which clarifies disclosure requirements, and is not expected to significantly impact the Company’s financial statement disclosures.

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

IASIS HEALTHCARE LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

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

Long-term debt and capital lease obligations consist of the following (in thousands):

	September 30,	September 30,
	September 30, 2011	September 30, 2010
Senior secured term loan facility	$1,015,055	$570,260
Senior Notes	844,175	—
8 3/ 4% senior subordinated notes due 2014	—	475,000
Capital leases and other obligations	19,539	6,318

	1,878,769	1,051,578

Less current maturities	14,020	6,691

	$1,864,749	$1,044,887

As of September 30, 2011, the senior secured term loan facility balance reflects an original issue discount (“OID”) of $4.8 million, which is net of accumulated amortization of $183,000. The Senior Notes balance reflects an OID of $5.8 million, which is net of accumulated amortization of $192,000.

In connection with the Refinancing, the Company incurred a loss on extinguishment of debt totaling $23.1 million, which is included in the accompanying audited consolidated statement of operation for the year ended September 30, 2011. The loss on extinguishment of debt included the write-off of $8.3 million in existing deferred financing costs, $4.9 million in creditor fees and $9.9 million in redemption premiums associated with the repurchase of the 8  3/4% senior subordinated notes due 2014. Additionally, the Company capitalized $37.3 million in creditor fees and other related costs that have been included in other assets in the accompanying audited consolidated balance sheet at September 30, 2011.

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

IASIS HEALTHCARE LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

IASIS HEALTHCARE LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

4. INTEREST RATE SWAPS

In March 2009, the Company executed interest rate swap agreements with Citibank, N.A. (“Citibank”) and Wachovia Bank, N.A. (currently Wells Fargo Bank, N.A.), as counterparties, with notional amounts totaling $425.0 million, of which $225.0 million expired on February 28, 2011. As of September 30, 2011, two interest rate swap agreements remain in effect with each agreement having a notional amount of $100.0 million expiring on February 29, 2012. Under the remaining agreements, the Company is required to make monthly fixed rate payments to the counterparties, as calculated on the notional amounts, at an annual fixed rate of 2.0%. The counterparties are obligated to make monthly floating rate payments to the Company based on the one-month LIBOR rate. The Company completed an assessment of these cash flow hedges during the years ended September 30, 2011, 2010 and 2009, and determined that these hedges were effective for all periods up to and including the quarter ended March 31, 2011. The ineffectiveness of these hedging instruments occurred subsequent to March 31, 2011, and was the result of the Company’s recent refinancing transaction which established a LIBOR floor applicable to borrowings under the Senior Secured Credit Facilities, the source of the Company’s variable rate debt. Accordingly, a $1.5 million gain resulting from the change in fair value of these hedging instruments since March 31, 2011, the last period these hedges were deemed effective, has been reflected as a component of interest expense in the accompanying audited consolidated statement of operations. No gain or loss has been reflected in the accompanying audited consolidated statements of operations for the periods these cash flow hedges were determined to be effective.

In August 2011, the Company executed forward starting interest rate swaps with Citibank and Barclays Bank PLC, as counterparties, with notional amounts totaling $350.0 million, each effective March 31, 2013 and expiring between September 30, 2014 and September 30, 2016. Under these agreements, the Company is required to make quarterly payments at annual rates ranging from 1.6% to 2.2%. The counterparties are obligated to make quarterly floating rate payments to the Company based on the three-month LIBOR rate, each subject to a floor of 1.25%. Additionally, in August 2011, the Company executed a forward starting interest rate cap with Citibank, as counterparty, with a notional amount of $350.0 million and a cap rate of 1.75%, effective March 1, 2012 and expiring March 31, 2013. The Company completed an assessment of these cash flow hedges during the year ended September 30, 2011, and determined that these hedges were effective. Accordingly, no gain or loss has been reflected in the accompanying audited consolidated statement of operations.

September 30,
Effective Dates	Total Notional Amounts
(in thousands)
Interest Rate Swaps
Expiring on February 29, 2012	$200,000
Effective from March 31, 2013 to September 30, 2014	50,000
Effective from March 31, 2013 to September 30, 2015	100,000
Effective from March 31, 2013 to September 30, 2016	200,000

Interest Rate Cap
Effective from March 1, 2012 to March 31, 2013	$350,000

The fair value of the Company’s interest rate hedges at September 30, 2011 and 2010, reflect liability balances of $3.1 million and $5.7 million, respectively, and are included in other long-term liabilities in the accompanying audited consolidated balance sheets. The fair value of the Company’s interest rate hedges reflects a liability because the effect of the forward LIBOR curve on future interest payments results in less interest due to the Company under the variable rate component included in the interest rate hedging agreements, as compared to the amount due the Company’s counterparties under the fixed interest rate component. Any change in the fair value of the Company’s interest rate swaps expiring February 28, 2012, net of income taxes, from inception to March 31, 2011, is included in accumulated other comprehensive loss as a component of member’s equity in the accompanying audited consolidated balance sheets. Any change in fair value of these interest rate swaps since March 31, 2011, has been included as a component of interest expense in the accompanying audited consolidated statement of operations, as previously described. Any change in the fair value of the Company’s forward starting hedging instruments effective March 1, 2012 and March 31, 2013 are included in accumulated other comprehensive loss.

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

	September 30,	September 30,
	Year Ended September 30, 2011	Year Ended September 30, 2010

Net earnings	$39,060	$74,746
Change in fair value of interest rate hedges	823	(1,045)
Amortization of other comprehensive loss	942	—
Change in income tax benefit	(653)	392

Comprehensive income	$40,172	$74,093

The components of accumulated other comprehensive loss, net of income taxes, are as follows (in thousands):

	September 30,	September 30,
	September 30, 2011	September 30, 2010

Fair value of interest rate hedges	$(3,942)	$(5,707)
Income tax benefit	1,475	2,128

Accumulated other comprehensive loss	$(2,467)	$(3,579)

6. DISTRIBUTION TO PARENT

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

7. ACQUISITIONS

Effective May 1, 2011, the Company acquired a 79.1% equity ownership interest in St. Joseph Medical Center (“St. Joseph”), a 792-licensed bed acute care hospital facility located in downtown Houston, Texas, in exchange for cash consideration of $156.8 million, subject to changes in net assets. Independent investors, consisting of board-certified physicians on the medical staff of St. Joseph, retained an aggregate 20.9% ownership interest in the hospital. This acquisition was accounted for as a business combination, which requires the Company to allocate the purchase price to assets acquired or liabilities assumed based on their fair values. The excess of the purchase price allocation over those fair values is recorded as goodwill. The Company is currently working to finalize the valuation of acquired assets; therefore, the fair values as recorded in the accompanying audited consolidated balance sheet at September 30, 2011, have been estimated based upon the most accurate information available, and are subject to adjustment once the valuation is completed.

Effective October 1, 2010, the Company acquired Brim Holdings, Inc. (“Brim”) in a cash-for-stock transaction valued at $95.0 million, subject to changes in net working capital. Brim operates Wadley Regional Medical Center (“Wadley”), a 370-licensed bed acute care hospital facility located in Texarkana, Texas, and Pikes Peak Regional Hospital (“Pikes Peak”), a 15-licensed bed critical

IASIS HEALTHCARE LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

access acute care hospital facility, in Woodland Park, Colorado, through operating lease agreements with separate parties. The Brim acquisition was accounted for as a business combination; therefore, the Company allocated the purchase price of these facilities to the assets acquired or liabilities assumed based on their fair values. The excess of the purchase price allocation over those fair values was recorded as goodwill. The Company’s third-party valuation of acquired assets has been finalized, and the appropriate fair values have been reflected in the accompanying audited consolidated balance sheet at September 30, 2011.

8. DISCONTINUED OPERATIONS

The Company’s lease agreements to operate Mesa General Hospital (“Mesa General”), located in Mesa, Arizona, and Biltmore Surgery Center (“Biltmore”), located in Phoenix, Arizona, expired by their terms on July 31, 2008 and September 30, 2008, respectively. The Company discontinued services at Mesa General on May 31, 2008, and Biltmore on April 30, 2008. The operating results of Mesa General and Biltmore are classified in the Company’s accompanying audited consolidated financial statements as discontinued operations. The following table sets forth the components of discontinued operations (in thousands):

	September 30,	September 30,	September 30,
	Year ended September 30, 2011	Year ended September 30, 2010	Year ended September 30, 2009

Total net revenue	$—	$77	$974

Operating expenses	8,921	1,814	1,256
Income tax benefit	(3,320)	(650)	(106)

Loss from discontinued operations, net of income taxes	$(5,601)	$(1,087)	$(176)

Income taxes allocated to the discontinued operations resulted in related effective tax rates of 37.2%, 37.4% and 37.6% for the years ended September 30, 2011, 2010 and 2009, respectively.

9. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	September 30,	September 30,
	September 30, 2011	September 30, 2010
Land	$144,008	$102,969
Buildings and improvements	951,792	811,569
Equipment	657,979	556,353

	1,753,779	1,470,891
Less accumulated depreciation and amortization	(598,903)	(501,952)

	1,154,876	968,939
Construction-in-progress	13,044	16,352

	$1,167,920	$985,291

Included in property and equipment are assets acquired under capital leases of $11.0 million and $4.7 million, net of accumulated amortization of $4.6 million and $2.6 million, at September 30, 2011 and 2010, respectively.

IASIS HEALTHCARE LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying amount of goodwill (in thousands):

	September 30,	September 30,	September 30,
	Acute Care	Health Choice	Total
Balance at September 30, 2009	$712,163	$5,757	$717,920
Other acquisitions	323	—	323

Balance at September 30, 2010	712,486	5,757	718,243
Brim acquisition	79,355	—	79,355
St. Joseph acquisition	4,270	—	4,270
Other acquisitions	6,783	—	6,783

Balance at September 30, 2011	$802,894	$5,757	$808,651

For the years ended September 30, 2011 and 2010, as a result of the Company’s annual impairment testing, the Company has determined all remaining goodwill and long-lived assets to be recoverable. For the year ended September 30, 2009, as a result of the Company’s annual impairment testing, the Company recorded a $64.6 million non-cash charge ($43.2 million after tax) for the impairment of goodwill related to its Florida market.

Other intangible assets includes Health Choice’s contract with AHCCCS, which is amortized over a period of 15 years, the contract’s estimated useful life, including assumed renewal periods. The gross intangible value originally assigned to these assets was $45.0 million. The Company expects amortization expense for these intangible assets to be $3.0 million per year based on their estimated lives. Amortization of these intangible assets is included in depreciation and amortization expense in the accompanying audited consolidated statement of operations and totaled $3.0 million, $3.0 million and $3.0 million for each of the years ended September 30, 2011, 2010 and 2009, respectively. Net other intangible assets included in the accompanying audited consolidated balance sheets at September 30, 2011 and 2010, totaled $32.8 million and $27.0 million, respectively.

11. MEMBER’S EQUITY

Common Interests of IASIS

As of September 30, 2011, all of the common interests of IASIS were owned by IAS, its sole member.

12. STOCK OPTIONS

Management Rollover Options

In 2004, an investor group led by TPG acquired IAS, the parent company of IASIS. Prior to the acquisition, IAS maintained the IASIS 2000 Stock Option Plan. In connection with the acquisition, certain holders of in-the-money common stock options elected to rollover and convert such options into fully vested options to purchase shares of preferred stock, which were repurchased in fiscal 2007, and an aggregate 163,150 shares of common stock, with an exercise price of $8.75 per share. All of the other outstanding options under the IASIS 2000 Stock Option Plan were cancelled upon consummation of the acquisition and the plan was terminated.

During the year ended September 30, 2010, the Company paid $4.9 million, net of a $1.8 million income tax benefit, to cancel the 163,150 vested rollover options to purchase its common stock. The cancellation of the rollover options resulted in the Company recognizing $2.0 million in stock-based compensation during the year ended September 30, 2010.

IASIS HEALTHCARE LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2004 Stock Option Plan

The IAS 2004 Stock Option Plan (the “2004 Stock Option Plan”) was established to promote the Company’s interests by providing additional incentives to its key employees, directors, service providers and consultants. The options granted under the plan represent the right to purchase IAS common stock upon exercise. Each option shall be identified as either an incentive stock option or a non-qualified stock option. The plan was adopted by the board of directors and majority stockholder of IAS in June 2004. The maximum number of shares of IAS common stock that may be issued pursuant to options granted under the 2004 Stock Option Plan is 2,625,975. Certain options totaling rights to purchase 1,884,886 shares of common stock become exercisable over a period not to exceed five years after the date of grant, while other options representing 161,600 shares vest based upon the achievement of specific performance conditions, both subject to earlier vesting provisions as provided for in the 2004 Stock Option Plan. All options granted under the 2004 Stock Option Plan expire no later than 10 years from the respective dates of grant. At September 30, 2011, there were 579,489 options available for grant.

Information regarding the Company’s stock option activity is summarized below:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2004 Stock Option Plan			Rollover Options
	Options	Option Price Per Share	Weighted Average Exercise Price	Options	Option Price Per Share	Weighted Average Exercise Price
Options outstanding at September 30, 2008	1,401,885	$20.00-$35.68	$21.82	163,150	$8.75	$8.75

Granted	477,700	$34.75	$34.75	—	—	—
Exercised	—	—	—	—	—	—
Cancelled/forfeited	(119,410)	$20.00-$35.68	$31.17	—	—	—

Options outstanding at September 30, 2009	1,760,175	$20.00-$35.68	$24.70	163,150	$8.75	$8.75

Granted	45,000	$34.75-$45.66	$43.24	—	—	—
Exercised	—	—	—	—	—	—
Cancelled/forfeited	(118,846)	$20.00-$35.68	$33.38	(163,150)	$8.75	$8.75

Options outstanding at September 30, 2010	1,686,329	$20.00-$45.66	$24.58	—	—	—

Granted	404,411	$45.66	$45.66	—	—	—
Exercised	(1,450)	$20.00	$20.00	—	—	—
Cancelled/forfeited	(42,804)	$20.00-$35.68	$34.66	—	—	—

Options outstanding at September 30, 2011	2,046,486	$20.00-$45.66	$28.54	—	$—	$—

Options exercisable at September 30, 2011	1,464,885	$20.00-$45.66	$22.99	—	$—	$—

The following table provides information regarding assumptions used in the fair value measurement for options outstanding at September 30, 2011.

Risk-free interest	1.79%-4.56%
Dividend yield	0.0%
Volatility	30%-35%
Expected option life	6-8 years

The Company used the Black-Scholes-Merton valuation model in determining the fair value measurement. The risk-free interest rate is based on the U.S. Treasury rate in effect at the time of the option grant having a term equivalent to the expected option life. Volatility for such options was estimated based on the historical stock price information of certain peer group companies for a period of time equal to the expected option life period.

IASIS HEALTHCARE LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. INCOME TAXES

Income tax expense on earnings from continuing operations consists of the following (in thousands):

	September 30,	September 30,	September 30,
	Year Ended September 30, 2011	Year Ended September 30, 2010	Year Ended September 30, 2009
Current:
Federal	$17,165	$11,439	$28,220
State	3,612	2,803	4,933
Deferred:
Federal	6,873	26,750	(5,092)
State	(276)	3,723	(485)

	$27,374	$44,715	$27,576

A reconciliation of the federal statutory rate to the effective income tax rate applied to earnings from continuing operations before income taxes is as follows (in thousands):

	September 30,	September 30,	September 30,
	Year Ended September 30, 2011	Year Ended September 30, 2010	Year Ended September 30, 2009
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	3.0	3.5	4.4
Non-deductible goodwill impairment charges	—	—	3.8
Other non-deductible expenses	1.2	0.2	0.8
Income attributable to non-controlling interests	(3.7)	(2.4)	(5.3)
Change in valuation allowance charged to federal income tax expense	—	0.4	2.4
Unrecognized tax benefit	2.7	0.5	0.3
Other items, net	(0.2)	(0.1)	0.5

Effective income tax rate	38.0%	37.1%	41.9%

A summary of the items comprising deferred tax assets and liabilities is as follows (in thousands):

	September 30,	September 30,	September 30,	September 30,
	September 30, 2011		September 30, 2010
	Assets	Liabilities	Assets	Liabilities
Depreciation and fixed asset basis differences	$—	$92,785	$—	$76,706
Amortization and intangible asset basis differences	—	76,631	—	66,092
Allowance for doubtful accounts	26,751	—	8,424	—
Professional liability	17,336	—	15,350	—
Accrued expenses and other liabilities	21,439	—	18,617	—
Deductible carryforwards and credits	10,564	—	10,221	—
Other, net	11,283	—	6,325	—
Valuation allowance	(8,560)	—	(9,530)	—

Total	$78,813	$169,416	$49,407	$142,798

Net current deferred tax assets of $40.4 million and $15.9 million and net non-current deferred tax liabilities of $131.0 million and $109.3 million are included in the accompanying audited consolidated balance sheets at September 30, 2011 and 2010, respectively. The Company had a net income tax receivable of $14.1 million and $6.6 million included in other current assets at September 30, 2011 and 2010, respectively.

The Company and some of its subsidiaries are included in IAS’ consolidated filing group for U.S. federal income tax purposes, as well as in certain state and local income tax returns that include IAS. With respect to tax returns for any taxable period in which the Company or any of its subsidiaries are included in a tax return filing with IAS, the amount of taxes to be paid by the Company is determined, subject to some adjustments, as if it and its subsidiaries filed their own tax returns excluding IAS. Member’s equity in the accompanying audited consolidated balance sheets as of September 30, 2011 and 2010, includes $42.9 million and $35.9 million, respectively, in capital contributions representing cumulative tax benefits generated by IAS and utilized by the Company in the combined tax return filings, for which IAS did not require cash settlement from the Company.

IASIS HEALTHCARE LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company maintains a valuation allowance for deferred tax assets it believes may not be utilized. The valuation allowance decreased by $1.0 million and increased by $900,000 during the years ended September 30, 2011 and 2010, respectively. The decrease in the valuation allowance for the year ended September 30, 2011, relates to the utilization of certain state net operating loss carryforwards previously reserved by a valuation allowance. The increase in the valuation allowance for the year ended September 30, 2010, relates to the generation of net operating loss carryforwards by certain subsidiaries excluded from the IAS consolidated federal income tax return, as well as state net operating loss carryforwards that may not ultimately be utilized.

As of September 30, 2011, federal net operating loss carryforwards were available to offset $13.4 million of future taxable income generated by subsidiaries of the Company that are excluded from the IAS consolidated return. A valuation allowance has been established against $10.3 million of these carryforwards, which expire between 2026 and 2030. State net operating losses totaling $147.0 million were also available, but largely offset by a valuation allowance. The state net operating loss carryforwards expire between 2018 and 2031.

The liability for unrecognized tax benefits included in the accompanying audited consolidated balance sheets was $11.5 million, including accrued interest of $500,000, at September 30, 2011, and $11.7 million, including accrued interest of $319,000, at September 30, 2010. An additional $6.4 million and $6.2 million of unrecognized tax benefits are reflected as a reduction to deferred tax assets for state net operating losses generated by uncertain tax deductions as of September 30, 2011 and 2010, respectively. Of the total unrecognized tax benefits at September 30, 2011, $4.5 million (net of the tax benefit on state taxes and interest) represents the amount of unrecognized tax and interest that, if recognized, would favorably impact the Company’s effective income tax rate. The remainder of the unrecognized tax positions consist of items for which the uncertainty relates only to the timing of the deductibility, and state net operating loss carryforwards for which ultimate recognition would result in the creation of an offsetting valuation allowance due to the unlikelihood of future taxable income in that state.

A summary of activity of the Company’s total amounts of unrecognized tax benefits is as follows (in thousands):

	September 30,	September 30,	September 30,
	Year Ended September 30, 2011	Year Ended September 30, 2010	Year Ended September 30, 2009
Unrecognized tax benefits at October 1	$17,534	$13,638	$15,550
Additions resulting from tax positions taken in a prior period	—	—	14
Reductions resulting from tax positions taken in a prior period	(4,465)	(1,700)	(3,171)
Additions resulting from tax positions taken in the current period	5,219	5,596	1,965
Reductions resulting from lapse of statute of limitations	(886)	—	(720)

Unrecognized tax benefits at September 30	$17,402	$17,534	$13,638

The Company’s policy is to classify interest and penalties as a component of income tax expense. Interest expense totaling $73,000 and $129,000 (net of related tax benefits) is included in income tax expense in the accompanying audited consolidated statements of operations for the years ended September 30, 2011 and 2010, respectively. Income tax expense for the year ended September 30, 2009, was reduced by $122,000 due to a decrease in accrued interest payable in connection with uncertain tax positions (net of related tax benefits).

The Company’s tax years 2008 and beyond remain open to examination by U.S. federal and state taxing authorities. It is reasonably possible that unrecognized tax benefits could significantly increase or decrease within the next twelve months. However, the Company is currently unable to estimate the range of any possible change.

IASIS HEALTHCARE LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Professional, General and Workers’ Compensation Liability Risks

The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment and personal injuries. To cover these types of claims, the Company maintains professional and general liability insurance in excess of self-insured retentions through a commercial insurance carrier in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is currently not a party to any such proceedings that, in the Company’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company expenses an estimate of the costs it expects to incur under the self-insured retention exposure for professional and general liability claims using historical claims data, demographic factors, severity factors, current incident logs and other actuarial analysis. At September 30, 2011 and 2010, the Company’s professional and general liability accrual for asserted and unasserted claims totaled $60.1 million and $41.6 million, respectively. The semi-annual valuations from the Company’s independent actuary for professional and general liability losses resulted in a change related to estimates for prior years which decreased professional and general liability expense by $110,000, $2.6 million and $1.2 million during the years ended September 30, 2011, 2010 and 2009, respectively.

The Company is subject to claims and legal actions in the ordinary course of business relative to workers’ compensation. To cover these types of claims, the Company maintains workers’ compensation insurance coverage with a self-insured retention. The Company accrues costs of workers’ compensation claims based upon estimates derived from its claims experience. The semi-annual valuations from the Company’s independent actuary for workers’ compensation losses resulted in a change related to estimates for prior years which increased workers’ compensation expense by $1.6 million and $1.1 million during the years ended September 30, 2011 and 2010, respectively, and decreased workers’ compensation expense by $526,000, during the year ended September 30, 2009.

Health Choice

Health Choice has entered into capitated contracts whereby the Plan provides healthcare services in exchange for fixed periodic and supplemental payments from the AHCCCS and CMS. These services are provided regardless of the actual costs incurred to provide these services. The Company receives reinsurance and other supplemental payments from AHCCCS to cover certain costs of healthcare services that exceed certain thresholds. The Company believes the capitated payments, together with reinsurance and other supplemental payments are sufficient to pay for the services Health Choice is obligated to deliver. As of September 30, 2011, the Company has provided a performance guaranty in the form of letters of credit totaling $48.3 million for the benefit of AHCCCS to support its obligations under the Health Choice contract to provide and pay for the healthcare services. The amount of the performance guaranty is generally based in part upon the membership in the Plan and the related capitation revenue paid to Health Choice.

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

IASIS HEALTHCARE LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other

On March 31, 2008, the United States District Court for the District of Arizona (“District Court”) dismissed with prejudice the qui tam complaint against IAS, the Company’s parent company. The qui tam action, filed by Jerre H. Frazier (“Frazier”), a licensed attorney in Texas and Tennessee and former compliance officer of IAS, sought monetary damages and civil penalties under the federal False Claims Act (“FCA”) and included allegations that certain business practices related to physician relationships and the medical necessity of certain procedures resulted in the submission of claims for reimbursement in violation of the FCA. The case dates back to March 2005 and became the subject of a subpoena by the Office of Inspector General in September 2005. In August 2007, the case was unsealed and the U.S. Department of Justice (“DOJ”) declined to intervene. On April 21, 2008, the District Court issued a written order dismissing the case with prejudice and entering formal judgment for IAS and denying as moot IAS’ motions related to the relator’s misappropriation of information subject to a claim of attorney-client privilege by IAS. Both parties appealed. On August 12, 2010, United States Court of Appeals for the Ninth Circuit (“Court of Appeals”) reversed the District Court’s dismissal of the qui tam complaint and the District Court’s denial of IAS’ motions concerning the misappropriation and misuse of attorney-client privileged documents by Frazier and his qui tam counsel (“Qui Tam Counsel”), including Phillips & Cohen LLP. The Court of Appeals ordered that Frazier be allowed leave to file a Third Amended Complaint and ordered the District Court to resolve IAS’ motions concerning the misappropriation and misuse of attorney-client privileged documents by Frazier and Qui Tam Counsel and to determine whether such conduct constituted an abuse of the judicial process. On November 22, 2010, Frazier filed his Third Amended Complaint. On January 3, 2011, IAS filed its renewed motion for sanctions concerning the misappropriation and misuse of documents by Frazier and Qui Tam Counsel and, on January 14, 2011, IAS filed its motion to dismiss Frazier’s Third Amended Complaint. On May 4, 2011, the District Court heard oral argument on all pending motions, including IAS’ motion to dismiss and renewed motions for sanctions. On June 1, 2011, the District Court issued a written order dismissing Frazier’s Third Amended Complaint with prejudice. The court expressly reserved decision on the collateral issue of sanctions against Frazier and Qui Tam Counsel and, preliminary to further briefing on IAS’ pending motion for sanctions, directed Frazier to return to IAS within 20 days all documents withheld by him. The District Court’s dismissal of this lawsuit with prejudice was appealable and Frazier filed a notice of appeal on June 28, 2011. On November 30, 2011, the District Court heard oral argument on IAS’ motion for sanctions against Frazier and Qui Tam Counsel. Immediately prior to that hearing, IAS reached a settlement agreement with Frazier pursuant to which Frazier agreed to terminate his role as relator in connection with this lawsuit, to voluntarily withdraw his appeal of the District Court’s dismissal with prejudice of this lawsuit, and to release all claims asserted against IAS in connection with this matter, among other things. In exchange for this agreement, IAS agreed to a 30 day adjournment from its pending sanctions motion against Frazier, individually, and, immediately upon Frazier’s successful withdrawal of the appeal with prejudice, to notify the District Court that it no longer would seek attorneys’ fees and sanctions against Frazier. This agreement provided IAS with all sanctions remedies it sought from Frazier except monetary sanctions, which Frazier had proved an inability to pay. At the sanctions hearing, the District Court approved this settlement agreement among IAS and Frazier; however, this settlement agreement did not waive or modify any remedies sought by IAS against Qui Tam Counsel. The District Court then took oral argument in connection with IAS’ sanctions motion against Qui Tam Counsel, at which counsel for IAS argued that Qui Tam Counsel had violated their ethical duties and failed to comply with applicable Ninth Circuit law that prohibited them from reviewing, failing to seal, disclosing to the government, failing to return to IAS and/or failing to notify the District Court to obtain judicial instruction regarding their possession and use of IAS’ attorney-client privileged documents. At the conclusion of this hearing, the District Court stated that it will issue a written opinion with its conclusions and findings of fact and instructed counsel for IAS to prepare and submit within 15 days a proposed listing of the fees and expenses incurred by IAS related to its attempts to recover its purloined attorney-client privileged documents from Frazier and Qui Tam Counsel. Other than resolution of the sanctions motion against Qui Tam Counsel, this brings an end to the Frazier qui tam litigation that has been pending against IAS since March 2005.

In November 2010, the DOJ sent a letter to IAS requesting a 12-month tolling agreement in connection with an investigation into Medicare claims submitted by our hospitals in connection with the implantation of implantable cardioverter defibrillators (“ICDs”) during the period 2003 to the present. At that time, neither the precise number of procedures, number of claims, nor the hospitals involved were identified by the DOJ. The Company understands that the government is conducting a national initiative with

IASIS HEALTHCARE LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

respect to ICD procedures involving a number of healthcare providers and is seeking information in order to determine if ICD implantation procedures were performed in accordance with Medicare coverage requirements. On January 11, 2011, IAS entered into the tolling agreement with the DOJ and, subsequently, the DOJ has provided IAS with a list of 194 procedures involving ICDs at 14 hospitals which are the subject of further medical necessity review by the DOJ. The Company is cooperating fully with the government and, to date, the DOJ has not asserted any claim against the Company’s hospitals. In October 2011, the government proposed, and IAS agreed, to extend the tolling agreement for one year.

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

The Company is a party to an amended facility lease with a 15 year term that expires in January 31, 2019, and includes options to extend the term of the lease through January 31, 2039. The annual cost under this agreement is $6.4 million, payable in monthly installments. Future minimum lease payments at September 30, 2011, are as follows (in thousands):

	September 30,	September 30,
	Capital Leases	Operating Leases
2012	$4,191	$30,575
2013	3,325	30,232
2014	2,639	26,423
2015	1,934	18,269
2016	1,101	14,884
Thereafter	4,140	40,673

Total minimum lease payments	$17,330	$161,056

Amount representing interest (at rates ranging from 2.8% to 12.8%)	4,010

Present value of net minimum lease payments	$13,320

Aggregate future minimum rentals to be received under noncancellable subleases as of September 30, 2011, were $4.0 million.

IASIS HEALTHCARE LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. RETIREMENT PLANS

Substantially all employees who are employed by the Company or its subsidiaries, upon qualification, are eligible to participate in a defined contribution 401(k) plan (the “Retirement Plan”). Employees who elect to participate generally make contributions from 1% to 20% of their eligible compensation, and the Company matches, at its discretion, such contributions up to a maximum percentage. Employees immediately vest 100% in their own contributions and generally vest in the employer portion of contributions over a period not to exceed five years. Company contributions to the Retirement Plan were $7.5 million, $6.7 million and $5.7 million for the years ended September 30, 2011, 2010 and 2009, respectively.

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

	September 30,	September 30,	September 30,	September 30,
	For the Year Ended September 30, 2011
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue	$2,029,790	$—	$—	$2,029,790
Premium revenue	—	757,309	—	757,309
Revenue between segments	10,551	—	(10,551)	—

Total net revenue	2,040,341	757,309	(10,551)	2,787,099

Salaries and benefits (excludes stock-based compensation)	796,667	20,394	—	817,061
Supplies	316,076	201	—	316,277
Medical claims	—	640,754	(10,551)	630,203
Other operating expenses	405,282	25,788	—	431,070
Provision for bad debts	244,263	—	—	244,263
Rentals and leases	44,586	1,625	—	46,211

Adjusted EBITDA(1)	233,467	68,547	—	302,014

Interest expense, net	96,084	—	—	96,084
Depreciation and amortization	100,685	3,556	—	104,241
Stock-based compensation	1,681	—	—	1,681
Management fees	5,000	—	—	5,000
Loss on extinguishment of debt	23,075	—	—	23,075

Earnings from continuing operations before gain on disposal of assets and income taxes	6,942	64,991	—	71,933
Gain on disposal of assets, net	102	—	—	102

Earnings from continuing operations before income taxes	$7,044	$64,991	$—	$72,035

Segment assets	$2,356,197	$323,580		$2,679,777

Capital expenditures	$96,678	$1,638		$98,316

Goodwill	$802,894	$5,757		$808,651

IASIS HEALTHCARE LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	September 30,	September 30,	September 30,	September 30,
	For the Year Ended September 30, 2010
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue	$1,729,344	$—	$—	$1,729,344
Premium revenue	—	792,062	—	792,062
Revenue between segments	11,805	—	(11,805)	—

Total net revenue	1,741,149	792,062	(11,805)	2,521,406

Salaries and benefits (excludes stock-based compensation)	664,667	19,149	—	683,816
Supplies	266,347	198	—	266,545
Medical claims	—	690,456	(11,805)	678,651
Other operating expenses	339,304	24,612	—	363,916
Provision for bad debts	197,680	—	—	197,680
Rentals and leases	38,409	1,546	—	39,955

Adjusted EBITDA(1)	234,742	56,101	—	290,843

Interest expense, net	66,810	—	—	66,810
Depreciation and amortization	92,544	3,562	—	96,106
Stock-based compensation	2,487	—	—	2,487
Management fees	5,000	—	—	5,000

Earnings from continuing operations before gain on disposal of assets and income taxes	67,901	52,539	—	120,440
Gain on disposal of assets, net	108	—	—	108

Earnings from continuing operations before income taxes	$68,009	$52,539	$—	$120,548

Segment assets	$2,032,246	$320,948		$2,353,194

Capital expenditures	$80,966	$302		$81,268

Goodwill	$712,486	$5,757		$718,243

	September 30,	September 30,	September 30,	September 30,
	For the Year Ended September 30, 2009
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue	$1,662,469	$—	$—	$1,662,469
Premium revenue	—	699,503	—	699,503
Revenue between segments	9,316	—	(9,316)	—

Total net revenue	1,671,785	699,503	(9,316)	2,361,972

Salaries and benefits (excludes stock-based compensation)	641,332	19,028	—	660,360
Supplies	250,310	263	—	250,573
Medical claims	—	602,076	(9,316)	592,760
Other operating expenses	302,804	22,931	—	325,735
Provision for bad debts	192,563	—	—	192,563
Rentals and leases	37,563	1,564	—	39,127
Hurricane-related property damage	938	—	—	938

Adjusted EBITDA(1)	246,275	53,641	—	299,916

Interest expense, net	67,890	—	—	67,890
Depreciation and amortization	94,014	3,448	—	97,462
Stock-based compensation	561	—	—	561
Impairment of goodwill	64,639	—	—	64,639
Management fees	5,000	—	—	5,000

Earnings from continuing operations before gain (loss) on disposal of assets and income taxes	14,171	50,193	—	64,364
Gain (loss) on disposal of assets, net	1,616	(151)	—	1,465

Earnings from continuing operations before income taxes	$15,787	$50,042	$—	$65,829

Segment assets	$2,109,422	$247,782		$2,357,204

Capital expenditures	$86,875	$845		$87,720

Goodwill	$712,163	$5,757		$717,920

IASIS HEALTHCARE LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(1)	Adjusted EBITDA represents net earnings from continuing operations before interest expense, income tax expense, depreciation and amortization, stock-based compensation, impairment of goodwill, gain (loss) on disposal of assets, loss on extinguishment of debt and management fees. Management fees represent monitoring and advisory fees paid to TPG, the Company’s majority financial sponsor, and certain other members of IASIS Investment LLC. Management routinely calculates and communicates adjusted EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within the healthcare industry to evaluate hospital performance, allocate resources and measure leverage capacity and debt service ability. In addition, the Company uses adjusted EBITDA as a measure of performance for its business segments and for incentive compensation purposes. Adjusted EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net earnings, cash flows generated by operating, investing, or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Adjusted EBITDA, as presented, differs from what is defined under the Company’s Senior Secured Credit Facilities and may not be comparable to similarly titled measures of other companies.

18. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

A summary of accrued expenses and other current liabilities consists of the following (in thousands):

	September 30,	September 30,
	September 30, 2011	September 30, 2010
Employee health insurance payable	$9,974	$8,265
Accrued property taxes	11,118	11,645
Health Choice program settlements payable	40,557	56,487
Other	39,181	30,217

	$100,830	$106,614

19. ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of activity in the Company’s allowance for doubtful accounts is as follows (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
	Beginning Balance	Provision for Bad Debts	Other (1)	Accounts Written Off, Net of Recoveries	Ending Balance
Year Ended September 30, 2009	$108,455	192,563	641	(175,527)	$126,132
Year Ended September 30, 2010	$126,132	197,680	—	(198,406)	$125,406
Year Ended September 30, 2011	$125,406	244,263	—	(184,188)	$185,481

(1)	Represents provision for bad debts recorded at facilities which are now included in discontinued operations.

The provision for bad debts increased $46.6 million during the year ended September 30, 2011, primarily as a result of increases in self-pay volume and revenue, and the acquisitions of Brim and St. Joseph.

IASIS HEALTHCARE LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Senior Notes described in Note 3 are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s existing domestic subsidiaries, other than non-guarantor subsidiaries which include Health Choice and the Company’s non-wholly owned subsidiaries. The guarantees are subject to customary release provisions set forth in the Indenture for the Senior Notes.

Effective October 1, 2010, the operations and net assets of Wadley, acquired as part of the Brim acquisition, are included in the subsidiary non-guarantor information in the following summarized audited condensed consolidating financial statements.

Effective May 1, 2011, the operations and net assets of St. Joseph are included in the subsidiary non-guarantor information in the following summarized audited condensed consolidating financial statements.

Summarized audited condensed consolidating balance sheets at September 30, 2011 and 2010, condensed consolidating statements of operations and cash flows for the years ended September 30, 2011, 2010 and 2009, for the Company, segregating the parent company issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, are found below. Prior year amounts have been reclassified to conform to the current year presentation.

IASIS HEALTHCARE LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

IASIS Healthcare LLC

Condensed Consolidating Balance Sheet

September 30, 2011

(in thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,
	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$140,062	$7,265	$—	$147,327
Accounts receivable, net	—	103,176	174,756	—	277,932
Inventories	—	25,001	43,329	—	68,330
Deferred income taxes	40,415	—	—	—	40,415
Prepaid expenses and other current assets	—	32,032	40,882	—	72,914

Total current assets	40,415	300,271	266,232	—	606,918

Property and equipment, net	—	359,503	808,417	—	1,167,920
Intercompany	—	(291,241)	291,241	—	—
Net investment in and advances to subsidiaries	2,054,007	—	—	(2,054,007)	—
Goodwill	6,760	70,321	731,570	—	808,651
Other intangible assets, net	—	8,779	24,000	—	32,779
Other assets, net	37,111	6,086	20,312	—	63,509

Total assets	$2,138,293	$453,719	$2,141,772	$(2,054,007)	$2,679,777

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$25,087	$67,718	$—	$92,805
Salaries and benefits payable	—	29,790	28,589	—	58,379
Accrued interest payable	30,045	(3,234)	3,234	—	30,045
Medical claims payable	—	—	85,723	—	85,723
Other accrued expenses and other current liabilities	—	29,114	71,716	—	100,830
Current portion of long-term debt and capital lease obligations	10,250	3,770	25,107	(25,107)	14,020

Total current liabilities	40,295	84,527	282,087	(25,107)	381,802

Long-term debt and capital lease obligations	1,848,980	15,769	667,969	(667,969)	1,864,749
Deferred income taxes	131,018	—	—	—	131,018
Other long-term liabilities	—	77,818	623	—	78,441

Total liabilities	2,020,293	178,114	950,679	(693,076)	2,456,010

Non-controlling interests with redemption rights	—	95,977	—	—	95,977

Equity:
Member’s equity	118,000	169,838	1,191,093	(1,360,931)	118,000
Non-controlling interests	—	9,790	—	—	9,790

Total equity	118,000	179,628	1,191,093	(1,360,931)	127,790

Total liabilities and equity	$2,138,293	$453,719	$2,141,772	$(2,054,007)	$2,679,777

IASIS HEALTHCARE LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

IASIS Healthcare LLC

Condensed Consolidating Balance Sheet

September 30, 2010

(in thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,
	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$143,599	$912	$—	$144,511
Accounts receivable, net	—	81,649	127,524	—	209,173
Inventories	—	22,793	31,049	—	53,842
Deferred income taxes	15,881	—	—	—	15,881
Prepaid expenses and other current assets	—	23,577	41,763	—	65,340

Total current assets	15,881	271,618	201,248	—	488,747

Property and equipment, net	—	351,265	634,026	—	985,291
Intercompany	—	(297,257)	297,257	—	—
Net investment in and advances to subsidiaries	1,823,973	—	—	(1,823,973)	—
Goodwill	17,331	65,504	635,408	—	718,243
Other intangible assets, net	—	—	27,000	—	27,000
Deposit for acquisition	—	97,891	—	—	97,891
Other assets, net	12,018	17,967	6,037	—	36,022

Total assets	$1,869,203	$506,988	$1,800,976	$(1,823,973)	$2,353,194

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$32,400	$46,531	$—	$78,931
Salaries and benefits payable	—	19,916	18,194	—	38,110
Accrued interest payable	12,536	(3,237)	3,237	—	12,536
Medical claims payable	—	—	111,373	—	111,373
Other accrued expenses and other current liabilities	—	32,326	74,288	—	106,614
Current portion of long-term debt and capital lease obligations	5,890	801	20,570	(20,570)	6,691

Total current liabilities	18,426	82,206	274,193	(20,570)	354,255

Long-term debt and capital lease obligations	1,039,370	5,517	547,170	(547,170)	1,044,887
Deferred income taxes	109,272	—	—	—	109,272
Other long-term liabilities	—	59,527	635	—	60,162

Total liabilities	1,167,068	147,250	821,998	(567,740)	1,568,576

Non-controlling interests with redemption rights	—	72,112	—	—	72,112

Equity:
Member’s equity	702,135	277,255	978,978	(1,256,233)	702,135
Non-controlling interests	—	10,371	—	—	10,371

Total equity	702,135	287,626	978,978	(1,256,233)	712,506

Total liabilities and equity	$1,869,203	$506,988	$1,800,976	$(1,823,973)	$2,353,194

IASIS HEALTHCARE LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations

(in thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,
	For the Year Ended September 30, 2011
	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Net revenue:
Acute care revenue	$—	$756,766	$1,283,575	$(10,551)	$2,029,790
Premium revenue	—	—	757,309	—	757,309

Total net revenue	—	756,766	2,040,884	(10,551)	2,787,099

Costs and expenses:
Salaries and benefits	—	384,089	434,653	—	818,742
Supplies	—	124,149	192,128	—	316,277
Medical claims	—	—	640,754	(10,551)	630,203
Other operating expenses	—	137,893	293,177	—	431,070
Provision for bad debts	—	101,410	142,853	—	244,263
Rentals and leases	—	19,167	27,044	—	46,211
Interest expense, net	96,084	—	45,519	(45,519)	96,084
Depreciation and amortization	—	40,715	63,526	—	104,241
Management fees	5,000	(27,333)	27,333	—	5,000
Loss on extinguishment of debt	23,075	—	—	—	23,075
Equity in earnings of affiliates	(132,841)	—	—	132,841	—

Total costs and expenses	(8,682)	780,090	1,866,987	76,771	2,715,166

Earnings (loss) from continuing operations before gain (loss) on disposal of assets and income taxes	8,682	(23,324)	173,897	(87,322)	71,933
Gain (loss) on disposal of assets, net	—	(222)	324	—	102

Earnings (loss) from continuing operations before income taxes	8,682	(23,546)	174,221	(87,322)	72,035
Income tax expense	26,160	—	1,214	—	27,374

Net earnings (loss) from continuing operations	(17,478)	(23,546)	173,007	(87,322)	44,661
Earnings (loss) from discontinued operations, net of income taxes	3,320	(8,861)	(60)	—	(5,601)

Net earnings (loss)	(14,158)	(32,407)	172,947	(87,322)	39,060
Net earnings attributable to non-controlling interests	—	(7,699)	—	—	(7,699)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(14,158)	$(40,106)	$172,947	$(87,322)	$31,361

IASIS HEALTHCARE LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations

(in thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,
	For the Year Ended September 30, 2010
	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Net revenue:
Acute care revenue	$—	$685,244	$1,055,905	$(11,805)	$1,729,344
Premium revenue	—	—	792,062	—	792,062

Total net revenue	—	685,244	1,847,967	(11,805)	2,521,406

Costs and expenses:
Salaries and benefits	—	351,792	334,511	—	686,303
Supplies	—	111,777	154,768	—	266,545
Medical claims	—	—	690,456	(11,805)	678,651
Other operating expenses	—	121,522	242,394	—	363,916
Provision for bad debts	—	90,564	107,116	—	197,680
Rentals and leases	—	16,736	23,219	—	39,955
Interest expense, net	66,810	—	41,270	(41,270)	66,810
Depreciation and amortization	—	40,762	55,344	—	96,106
Management fees	5,000	(22,831)	22,831	—	5,000
Equity in earnings of affiliates	(139,647)	—	—	139,647	—

Total costs and expenses	(67,837)	710,322	1,671,909	86,572	2,400,966

Earnings (loss) from continuing operations before gain (loss) on disposal of assets and income taxes	67,837	(25,078)	176,058	(98,377)	120,440
Gain (loss) on disposal of assets, net	—	273	(165)	—	108

Earnings (loss) from continuing operations before income taxes	67,837	(24,805)	175,893	(98,377)	120,548
Income tax expense	43,290	—	1,425	—	44,715

Net earnings (loss) from continuing operations	24,547	(24,805)	174,468	(98,377)	75,833
Earnings (loss) from discontinued operations, net of income taxes	650	(1,731)	(6)	—	(1,087)

Net earnings (loss)	25,197	(26,536)	174,462	(98,377)	74,746
Net earnings attributable to non-controlling interests	—	(8,279)	—	—	(8,279)

Net earnings (loss) attributable to IASIS Healthcare LLC	$25,197	$(34,815)	$174,462	$(98,377)	$66,467

IASIS HEALTHCARE LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations

(in thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,
	For the Year Ended September 30, 2009
	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Net revenue:
Acute care revenue	$—	$656,913	$1,014,872	$(9,316)	$1,662,469
Premium revenue	—	—	699,503	—	699,503

Total net revenue	—	656,913	1,714,375	(9,316)	2,361,972

Costs and expenses:
Salaries and benefits	—	336,687	324,234	—	660,921
Supplies	—	103,587	146,986	—	250,573
Medical claims	—	—	602,076	(9,316)	592,760
Other operating expenses	—	121,597	204,138	—	325,735
Provision for bad debts	—	94,662	97,901	—	192,563
Rentals and leases	—	16,138	22,989	—	39,127
Interest expense, net	67,890	—	43,063	(43,063)	67,890
Depreciation and amortization	—	42,492	54,970	—	97,462
Management fees	5,000	(21,862)	21,862	—	5,000
Impairment of goodwill	—	64,639	—	—	64,639
Hurricane-related property damage	—	—	938	—	938
Equity in earnings of affiliates	(84,640)	—	—	84,640	—

Total costs and expenses	(11,750)	757,940	1,519,157	32,261	2,297,608

Earnings (loss) from continuing operations before gain (loss) on disposal of assets and income taxes	11,750	(101,027)	195,218	(41,577)	64,364
Gain (loss) on disposal of assets, net	—	1,598	(133)	—	1,465

Earnings (loss) from continuing operations before income taxes	11,750	(99,429)	195,085	(41,577)	65,829
Income tax expense	26,829	—	747	—	27,576

Net earnings (loss) from continuing operations	(15,079)	(99,429)	194,338	(41,577)	38,253
Earnings (loss) from discontinued operations, net of income taxes	106	(310)	28	—	(176)

Net earnings (loss)	(14,973)	(99,739)	194,366	(41,577)	38,077
Net earnings attributable to non-controlling interests	—	(9,987)	—	—	(9,987)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(14,973)	$(109,726)	$194,366	$(41,577)	$28,090

IASIS HEALTHCARE LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

IASIS Healthcare LLC

Condensed Consolidating Statement of Cash Flows

(in thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,
	For the Year Ended September 30, 2011
	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities
Net earnings (loss)	$(14,158)	$(32,407)	$172,947	$(87,322)	$39,060
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	40,715	63,526	—	104,241
Amortization of loan costs	4,887	—	—	—	4,887
Stock-based compensation	1,681	—	—	—	1,681
Deferred income taxes	6,597	—	—	—	6,597
Income tax benefit from parent company interest	6,981	—	—	—	6,981
Fair value change in interest rate hedges	(1,589)	—	—	—	(1,589)
Amortization of other comprehensive loss	942	—	—	—	942
Loss (gain) on disposal of assets	—	222	(324)	—	(102)
Loss (earnings) from discontinued operations	(3,320)	8,861	60	—	5,601
Loss on extinguishment of debt	23,075	—	—	—	23,075
Equity in earnings of affiliates	(132,841)	—	—	132,841	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	—	(22,638)	4,045	—	(18,593)
Inventories, prepaid expenses and other current assets	—	(36,374)	33,894	—	(2,480)
Accounts payable, other accrued expenses and other accrued liabilities	17,509	26,631	(69,338)	—	(25,198)

Net cash provided by (used in) operating activities — continuing operations	(90,236)	(14,990)	204,810	45,519	145,103
Net cash used in operating activities — discontinued operations	(3,320)	(4,682)	—	—	(8,002)

Net cash provided by (used in) operating activities	(93,556)	(19,672)	204,810	45,519	137,101

Cash flows from investing activities
Purchases of property and equipment, net	—	(51,822)	(46,494)	—	(98,316)
Cash paid for acquisitions, net	—	(150,291)	(1,406)	—	(151,697)
Proceeds from sale of assets	—	14	140	—	154
Change in other assets, net	—	(2,663)	2,762	—	99

Net cash used in investing activities	—	(204,762)	(44,998)	—	(249,760)

Cash flows from financing activities
Proceeds from refinancing	1,863,730	—	—	—	1,863,730
Payment of debt and capital lease obligations	(1,050,385)	(307)	(2,455)	—	(1,053,147)
Debt financing costs incurred	(52,254)	—	—	—	(52,254)
Distributions to parent company	(632,866)	—	—	—	(632,866)
Distributions to non-controlling interests	—	(8,842)	—	—	(8,842)
Costs paid for repurchase of non-controlling interests	—	(1,146)	—	—	(1,146)
Change in intercompany balances with affiliates, net	(34,669)	231,192	(151,004)	(45,519)	—

Net cash provided by (used in) financing activities	93,556	220,897	(153,459)	(45,519)	115,475

Change in cash and cash equivalents	—	(3,537)	6,353	—	2,816
Cash and cash equivalents at beginning of period	—	143,599	912	—	144,511

Cash and cash equivalents at end of period	$—	$140,062	$7,265	$—	$147,327

IASIS HEALTHCARE LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

IASIS Healthcare LLC

Condensed Consolidating Statement of Cash Flows

(in thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,
	For the Year Ended September 30, 2010
	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities
Net earnings (loss)	$25,197	$(26,536)	$174,462	$(98,377)	$74,746
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	40,762	55,344	—	96,106
Amortization of loan costs	3,163	—	—	—	3,163
Stock-based compensation	2,487	—	—	—	2,487
Deferred income taxes	30,473	—	—	—	30,473
Income tax benefit from stock-based compensation	(1,770)	—	—	—	(1,770)
Income tax benefit from parent company interest	8,554	—	—	—	8,554
Loss (gain) on disposal of assets	—	(273)	165	—	(108)
Loss (earnings) from discontinued operations	(650)	1,731	6	—	1,087
Equity in earnings of affiliates	(139,647)	—	—	139,647	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	—	9,488	11,791	—	21,279
Inventories, prepaid expenses and other current assets	—	(8,423)	(10,804)	—	(19,227)
Accounts payable, other accrued expenses and other accrued liabilities	1,795	11,108	29,054	—	41,957

Net cash provided by (used in) operating activities — continuing operations	(70,398)	27,857	260,018	41,270	258,747
Net cash used in operating activities — discontinued operations	(216)	(1,292)	—	—	(1,508)

Net cash provided by (used in) operating activities	(70,614)	26,565	260,018	41,270	257,239

Cash flows from investing activities
Purchases of property and equipment, net	—	(44,246)	(37,022)	—	(81,268)
Cash paid for acquisitions, net	—	(97,891)	(414)	—	(98,305)
Proceeds from sale of assets	—	20	37	—	57
Change in other assets, net	—	4,247	(1,204)	—	3,043

Net cash used in investing activities	—	(137,870)	(38,603)	—	(176,473)

Cash flows from financing activities
Payment of debt and capital lease obligations	(7,521)	(43)	(814)	—	(8,378)
Distribution to parent company in connection with the repurchase of equity, net	(124,962)	—	—	—	(124,962)
Distributions to non-controlling interests	—	(8,984)	—	—	(8,984)
Costs paid for repurchase of non-controlling interests	—	(459)	—	—	(459)
Change in intercompany balances with affiliates, net	203,097	58,059	(219,886)	(41,270)	—

Net cash provided by (used in) financing activities	70,614	48,573	(220,700)	(41,270)	(142,783)

Change in cash and cash equivalents	—	(62,732)	715	—	(62,017)
Cash and cash equivalents at beginning of period	—	206,331	197	—	206,528

Cash and cash equivalents at end of period	$—	$143,599	$912	$—	$144,511

IASIS HEALTHCARE LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

IASIS Healthcare LLC

Condensed Consolidating Statement of Cash Flows

(in thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,
	For the Year Ended September 30, 2009
	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities
Net earnings (loss)	$(14,973)	$(99,739)	$194,366	$(41,577)	$38,077
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	42,492	54,970	—	97,462
Amortization of loan costs	3,029	—	—	—	3,029
Stock-based compensation	561	—	—	—	561
Income tax benefit from parent company interest	27,344	—	—	—	27,344
Deferred income taxes	(5,572)	—	—	—	(5,572)
Loss (gain) on disposal of assets	—	(1,598)	133	—	(1,465)
Loss (earnings) from discontinued operations	(106)	310	(28)	—	176
Impairment of goodwill	—	64,639	—	—	64,639
Hurricane-related property damage	—	—	938	—	938
Equity in earnings of affiliates	(84,640)	—	—	84,640	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	—	9,319	(16,621)	—	(7,302)
Inventories, prepaid expenses and other current assets	—	1,179	5,549	—	6,728
Accounts payable, other accrued expenses and other accrued liabilities	51	30,220	15,613	—	45,884

Net cash provided by (used in) operating activities — continuing operations	(74,306)	46,822	254,920	43,063	270,499
Net cash provided by (used in) operating activities — discontinued operations	(106)	1,739	(161)	—	1,472

Net cash provided by (used in) operating activities	(74,412)	48,561	254,759	43,063	271,971

Cash flows from investing activities
Purchases of property and equipment, net	—	(24,965)	(62,755)	—	(87,720)
Cash paid for acquisitions, net	—	(1,941)	—	—	(1,941)
Proceeds from sale of assets	—	3,018	2,234	—	5,252
Change in other assets, net	—	(654)	2,477	—	1,823

Net cash used in investing activities — continuing operations	—	(24,542)	(58,044)	—	(82,586)
Net cash provided by investing activities — discontinued operations	—	10	—	—	10

Net cash used in investing activities	—	(24,532)	(58,044)	—	(82,576)

Cash flows from financing activities
Payment of debt and capital lease obligations	(55,015)	—	(461)	—	(55,476)
Distributions to non-controlling interests	—	(6,750)	—	—	(6,750)
Costs paid for repurchase of non-controlling interests	—	(1,379)	—	—	(1,379)
Change in intercompany balances with affiliates, net	129,427	110,095	(196,459)	(43,063)	—

Net cash provided by (used in) financing activities	74,412	101,966	(196,920)	(43,063)	(63,605)

Change in cash and cash equivalents	—	125,995	(205)	—	125,790
Cash and cash equivalents at beginning of period	—	80,336	402	—	80,738

Cash and cash equivalents at end of period	$—	$206,331	$197	$—	$206,528

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluations of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2011. Based on this evaluation, the principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting, with the exception of our new acquired facility, St. Joseph Medical Center, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2011.

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

	September 30,	September 30,
Name	Age	Position
W. Carl Whitmer	47	Director, Chief Executive Officer and President
Phillip J. Mazzuca	52	Chief Operating Officer
John M. Doyle	51	Chief Financial Officer
Frank A. Coyle	47	Secretary and General Counsel
James Moake	42	Operations Chief Financial Officer
Edward H. Lamb	54	President, Western Division
Paul Jenson	63	Chief Operating Officer, Western Division
Richard Gonzalez	60	President, Texas, Louisiana and Florida Markets
Shane Wells	42	Chief Financial Officer, Arizona and Nevada Markets
Bashar Abunaser	43	Corporate Operations Controller and Chief Financial Officer, Florida, Texas and Louisiana Markets
Peter Stanos	48	Vice President, Ethics and Business Practices
Carolyn Rose	62	Chief Executive Officer, Health Choice Arizona, Inc.
Mike Uchrin	35	Associate Chief Executive Officer, Health Choice Arizona, Inc.
David R. White	64	Chairman of the Board
Jonathan J. Coslet	47	Director
David Dupree	58	Director
Kirk E. Gorman	61	Director
Greg Kranias	34	Director
Todd B. Sisitsky	40	Director
Paul S. Levy	64	Director
Jeffrey C. Lightcap	52	Director
Sharad Mansukani	42	Director

W. Carl Whitmer became a Director of IAS in April 2010. He has served as President since April 2010 and was appointed Chief Executive Officer in November 2010. Prior to that time, he served as Chief Financial Officer since November 2001 and Vice President and Treasurer from March 2000 to October 2001. Prior to joining our company, Mr. Whitmer served various roles including Vice President of Finance and Treasurer and Chief Financial Officer of PhyCor Inc., where he was employed from July 1994 through February 2000. Mr. Whitmer’s responsibilities at PhyCor included acquisitions, capital planning and management, investor relations, treasury management and external financial reporting. Prior to joining PhyCor Inc., Mr. Whitmer served as a Senior Manager with the accounting firm of KPMG LLP, where he was employed from July 1986 to July 1994. Mr. Whitmer also serves on the board of directors, including the audit committee, of Fenwall, Inc.

Phillip J. Mazzuca was appointed Chief Operating Officer in October 2010. Prior to joining our company, Mr. Mazzuca served as President and Chief Executive Officer of Brim Holdings, Inc., for the previous two years. Prior to joining Brim Holdings, Inc., Mr. Mazzuca served for three years as the Executive Vice President and Chief Operating Officer of Charlotte, North Carolina-based MedCath Corporation, where he oversaw the company’s hospital operations. Starting in 1999, he spent six years at IASIS, rising to Division President for the Texas and Florida markets. In previous years, he served in operations leadership roles for a number of hospitals and hospital companies, including Chief Executive Officer of hospitals in several states including Alabama, California, Illinois and Virginia.

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

James Moake has served as Operations Chief Financial Officer since February 2005. Prior to that time, he served as a Division Chief Financial Officer since March 2003. From November 2002 to March 2003, Mr. Moake served as Operations Controller. Prior to joining our company, from March 2000 to November 2002, he served as the Chief Financial Officer for two regional medical centers of Province Healthcare Corporation. Mr. Moake served as the Chief Financial Officer of HMA, Inc.’s Community Hospital of Lancaster (PA) from July 1999 to March 2000 and the Assistant Chief Financial Officer of HMA, Inc.’s Biloxi Regional Medical Center (MS) from June 1998 to June 1999. From December 1994 to May 1998, he served as the Chief Financial Officer of Grant Regional Health Center, Inc. in Wisconsin.

Edward H. Lamb joined us as President – Western Division, effective October 1, 2011. In this role, Mr. Lamb oversees our Arizona, Colorado, Nevada and Utah hospitals. Prior to joining our company, Mr. Lamb spent fourteen years with HCA, Inc. in various positions, most recently as the President and Chief Executive Officer of Corpus Christi Medical Center, a four-campus, 583-bed system in Corpus Christi, Texas. Prior to that, Mr. Lamb served as President and chief executive officer of HCA’s Alaska Regional Hospital, a 250-bed tertiary care, circumpolar referral medical center in Anchorage, Alaska. He also has served as Chief Executive Officer of two behavioral health hospitals in Arizona – Charter Hospital of the East Valley and St. Luke’s Behavioral Health Center, before its acquisition by IASIS. Mr. Lamb started his career as a Medical Technologist with Orem Community Hospital in Orem, Utah.

Paul Jenson has served as the Chief Operating Officer—Western Division since October 1, 2011. Prior to that time, Mr. Jenson served as Executive Vice President-Western Hospitals starting April 1, 2008. Mr. Jenson also served as President of the Arizona Market from July 1, 2007 and had also served as the President of the Nevada Market since October 1, 2007. From April 1, 2005 to July 1, 2007, his position was Chief Executive Officer of St. Luke’s Medical Center, St. Luke’s Behavioral Health Center and Biltmore Surgery Center in Phoenix, Arizona. Prior to joining our company, Mr. Jenson worked for HCA Inc. for 14 years with his last position being Chief Executive Officer of HCA-Brunswick Community Hospital from September 2002 until April 2005. Mr. Jenson has a background of 40 years of experience in healthcare management in locations throughout the United States.

Richard Gonzalez has served as President of the Texas, Louisiana and Florida markets since December 2008. In addition, he has served as Chief Executive Officer of Southwest General Hospital since April 2003. Prior to joining our company, Mr. Gonzalez held numerous healthcare leadership positions in the United States and Mexico since 1975, including, most recently, as Chief Financial Officer of The Methodist Hospital in Houston, Texas.

Shane Wells has served as Chief Financial Officer of the Arizona and Nevada markets since April 2011. Prior to rejoining our company, Mr. Wells served as a Regional Finance Director for AnesthiaCare, the anesthesia contract management services division of EmCare, Inc. Mr. Wells’ previous experience at our company included serving as Chief Financial Officer of the Texas, Florida, Louisiana and Nevada markets from 2006 to 2008. Prior to joining our company, Mr. Wells was a hospital Chief Financial Officer with Health Management Associates, Inc.

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

Carolyn Rose has served as Chief Executive Officer of Health Choice since 1999. From 1983 to 1999, Ms. Rose held a number of senior management positions in the managed healthcare industry. Ms. Rose served as Executive Director/CEO for several large indigent practice associations, as well as serving as a principal and partner in a consulting firm specializing in managed care and hospital consolidations. Ms. Rose has informed us that she intends to retire in 2012, although she currently continues to work full-time in her capacity as Health Choice’s Chief Executive.

Mike Uchrin currently serves as our Associate Chief Executive Officer of Health Choice and has been selected to succeed Ms. Rose as Health Choice Chief Executive Officer upon her retirement. Mr. Uchrin joined Health Choice in 2002 as a project manager and later became our Director of Information Technology, before becoming our Chief Operating Officer, a position he held for the five years previous to his promotion to Associate Chief Executive Officer.

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

Jonathan J. Coslet became a Director of IAS in June 2004. Mr. Coslet is a Senior Partner of TPG Capital. Mr. Coslet is also a member of the firm’s Investment Committee and Management Committee. Prior to joining TPG Capital in 1993, Mr. Coslet was in the Investment Banking Department of Donaldson, Lufkin & Jenrette, specializing in leveraged acquisitions and high yield finance from 1991 to 1993. Mr. Coslet serves on the boards of directors of The Neiman Marcus Group, Inc., PETCO Animal Supplies, Inc., Biomet, Inc., Quintiles Transnational Corp. and Caesars Entertainment Corporation.

David Dupree became a director of IAS in April 2007. Mr. Dupree has been Managing Director and Chief Executive Officer of The Halifax Group since 1999. Mr. Dupree serves on numerous Halifax portfolio boards. Prior to co-founding Halifax, Mr. Dupree was a Managing Director and Partner with The Carlyle Group, where he was primarily responsible for investments in healthcare and related sectors. Prior to joining The Carlyle Group in 1992, Mr. Dupree was a Principal in corporate finance with Montgomery Securities. Mr. Dupree is a Director Emeritus of Whole Foods Market, Inc., a natural and organic foods supermarket company where he served as Director from 1997 until 2008 and was a director of Primo Water Corporation, a supplier of bottled water dispensers, from 2008 to 2010.

Kirk E. Gorman was appointed a Director of IAS in August 2004. Mr. Gorman currently serves as Executive Vice President and Chief Financial Officer of Jefferson Health System, a not-for-profit health system based in Radnor, Pennsylvania, which he joined in October 2003. Prior to joining Jefferson Health System, Mr. Gorman served as Senior Vice President and Chief Financial Officer of Universal Health Services, Inc., a public hospital company based in Pennsylvania, from 1987 to February 2003. Mr. Gorman also has 13 years of experience in the banking industry and served as Senior Vice President of Mellon Bank prior to his work in the healthcare industry. Mr. Gorman serves as a Director of Cardionet Inc., the leading provider of mobile cardiac outpatient telemetry. Mr. Gorman served as a Director of Care Investment Trust, a real estate investment and finance company, from 2007 to 2009.

Greg Kranias became a Director of IAS effective May 25, 2010. Mr. Kranias serves as a Principal at TPG Capital. Prior to joining TPG Capital in 2005, Mr. Kranias worked at the private equity firm Forstmann Little & Company. Before joining Forstmann Little & Company in 2001, Mr. Kranias was an investment banker with Goldman, Sachs & Co. Mr. Kranias is involved with the investment by affiliates of Caesars Entertainment Corporation, Catellus Corporation and Taylor Morrison. He received his M.B.A. from the Stanford Graduate School of Business and his A.B. from Harvard College, where he graduated Phi Beta Kappa.

Todd B. Sisitsky became a Director of IAS in June 2004. Mr. Sisitsky is a Partner of TPG Capital, where he leads the firm’s investment activities in the healthcare services, pharmaceutical and medical device sectors. In addition to our company, he played leadership roles in connection with investments by TPG and its affiliates in Aptalis Pharma, Biomet, Inc., Fenwal Transfusion Therapies, Surgical Care Affiliates, LLC, HealthScope and IMS Health and serves on the board of directors of each of these companies. Prior to joining TPG Capital in 2003, Mr. Sisitsky worked at Forstmann Little & Company and Oak Hill Capital Partners.

Paul S. Levy has been a Director of IAS since October 1999. Mr. Levy is a Managing Director of JLL Partners, Inc., which he founded in 1988. Mr. Levy serves as a director of several companies, including Builders FirstSource, Inc., Medical Card Systems, Inc., Patheon Inc. and PGT Inc.

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

Sharad Mansukani became a Director of IAS in April 2005. Dr. Mansukani serves as a senior advisor of TPG Capital, and serves on the faculty at both the University of Pennsylvania and Temple University School of Medicine. Dr. Mansukani previously served as a senior advisor to the Administrator of CMS from 2003 to 2005, and as Senior Vice President and Chief Medical Officer of Health Partners, a non-profit Medicaid and Medicare health plan owned at the time by Philadelphia-area hospitals. Dr. Mansukani completed a residency and fellowship in ophthalmology at the University of Pennsylvania School of Medicine and a fellowship in quality management and managed care at the Wharton School of Business. Dr. Mansukani also serves as a Director of Healthspring, Inc.

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

Pursuant to the limited liability company operating agreement of IASIS Investment LLC (“IASIS Investment”), JLL is entitled to nominate two directors to IAS’ board of directors. TPG is entitled to nominate the remaining directors. Messrs. Levy and Lightcap serve on IAS’ board of directors as designees of JLL. The remaining directors serve as designees of TPG.

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

COMPENSATION DISCUSSION AND ANALYSIS

Executive Summary

This section discusses the principles underlying our executive compensation policies and decisions. It provides qualitative information regarding the manner in which compensation is earned by our executive officers and places in context the data presented in the tables that follow. In particular, we address the compensation paid or awarded during fiscal 2011 to the following executive officers: W. Carl Whitmer, our President and Chief Executive Officer; Philip J. Mazzuca, our Chief Operating Officer; John M. Doyle, our Chief Financial Officer; Frank Coyle, our Secretary and General Counsel; Carolyn Rose, Chief Executive Officer of Health Choice; and David White, our current board chairman and former Chief Executive Officer who served as Chief Executive Officer for the first month of our 2011 fiscal year. We refer to these five executive officers and one former executive officer as our “named executive officers”.

Since the equity of our company is owned by a group of sophisticated investment funds who also control our board of directors, our compensation structure is largely driven by these investment funds, who draw upon their extensive experience and expertise with respect to executive compensation structures and incentives. Our Compensation Committee (the “Committee”) is made up of three individuals, including the Chairman of the Board of Directors of IAS, a representative of JLL Partners and a partner in the TPG group who represents our equity investors and chairs the Committee.

The Committee seeks to design compensation policies that motivate executive officers to grow the Company’s value, aligning the officers’ financial interests with its investors’ while encouraging long-term executive retention. We believe that these policies have enabled us to attract and retain a senior executive team comprised of talented individuals with deep healthcare industry experience, each of whom has significant tenure with our Company and each of whom has advanced his or her career by helping our Company to achieve operational efficiencies and growth over an extended period of time. To promote top performance and long-term retention, under the Committee’s direction and supervision, we have developed a compensation structure that uses base salary to compensate our executives in a manner that we believe is appropriate and competitive, while also offering annual cash bonus and long-term equity incentives designed to focus our management team on our Company’s annual and long-term strategic and operational objectives. The Committee believes that in years of outstanding achievement, our named executive officers should be properly rewarded for contributing to our success through a combination of incentive-based cash and equity awards.

During fiscal 2011, we implemented the leadership transition at the Company pursuant to which Mr. Whitmer was promoted from Chief Financial Officer to President in April 2010 and Chief Executive Officer in November 2010, Mr. Doyle was promoted from Chief Accounting Officer to Chief Financial Officer in April 2010 and Mr. Mazzuca rejoined the Company as Chief Operating Officer. We believe that during our 2011 fiscal year, our management team led our Company to improved results while also achieving numerous major strategic objectives, in the context of a healthcare industry experiencing regulatory change and uncertainty and other external challenges. We took this strong team performance into account in determining the compensation awards discussed in more detail below.

The Executive Compensation Process

The Compensation Committee

The Committee oversees our executive compensation program. The Committee’s responsibilities include, but are not limited to, the following:

•	Reviewing and approving our compensation philosophy;

•	Determining executive compensation levels and components thereof;

•

Annually reviewing and assessing performance goals and objectives for all named executive officers, placing particular emphasis with respect to the Chief Executive Officer, the Chief Operating Officer and the Chief Financial Officer, which we consider to be the Company’s most significant senior executive positions in terms of responsibility and influence; and

•

Determining short-term and long-term incentive compensation for all named executive officers, with particular emphasis with respect to the Chief Executive Officer, the Chief Operating Officer and the Chief Financial Officer.

Mr. Sisitsky, the TPG partner on the Committee, makes final decisions with respect to the compensation of the Chief Executive Officer. Annually, the non-executive directors of the board of directors evaluate the performance of the Chief Executive Officer and that evaluation is then communicated to the Chief Executive Officer by Mr. Sisitsky. The Chief Executive Officer recommends to Mr. Sisitsky compensation decisions for our Chief Operating Officer and our Chief Financial Officer, respectively. Our Chief Executive Officer and Mr. Sisitsky discuss these recommendations in detail before reaching a final decision. With respect to the other named executive officers, our Chief Executive Officer is generally responsible for conducting reviews and making compensation decisions.

During our fiscal year ended September 30, 2011, the Committee did not rely on the advice or reports of any external compensation consultant in making compensation decisions. As TPG has substantial experience and expertise in executive compensation, including with respect to executive compensation practices at its own portfolio companies, and in some cases internally employs compensation experts, the Committee may from time to time rely upon such internal experience and expertise.

Our Chief Executive Officer, as discussed above, plays an important role in many compensation decisions. Other named executive officers may also attend the Committee meetings and participate only as and if required by the Committee. As discussed above, the Chief Executive Officer does not participate on behalf of the Committee or the board of directors in decisions regarding his own compensation. Any discussion by the Committee regarding compensation for the Chief Executive Officer or other named executive officers is conducted by the Committee in executive session without such executive officers in attendance.

Benchmarking Process

The Committee’s process for determining executive compensation is straightforward and involves consideration of executive compensation practices at TPG’s portfolio companies, as well as of the highly competitive market for executives in the healthcare industry, including review of compensation levels of comparable companies. While the Committee does not benchmark to any specified peer group or seek to set compensation in relation to averages at other healthcare industry companies, our management team prepares for the Committee informal schedules that compare our cash compensation to the cash compensation offered by certain comparable companies in the acute hospital industry that file such information with the SEC. These comparisons are part of the total mix of information used to annually evaluate base salary, short-term incentive compensation and total cash compensation. The Committee also, from time to time, relies on analysis performed by TPG that compares the compensation of our executive officers with that of other portfolio companies or private equity backed companies, to the extent internally or publicly available. Since one of the objectives of our compensation program is to consistently reward and retain top performers, compensation will also vary depending on individual and Company performance, as well as reflect the bargaining and negotiations associated with attracting and retaining top performers.

Pay for Performance

The Company emphasizes aligning compensation with performance. With respect to our named executive officers, the primary factor that we use in structuring annual incentive compensation, including payouts under the short-term incentive plan is Adjusted EBITDA (as such term is defined in Note 17 to our consolidated financial statements) compared to our company budget for such year. We believe that Adjusted EBITDA represents the single best measure of our company’s operating performance, financial health and long-term value creation. Other factors that may be in the Committee’s discretion be considered in certain years include:

•	Year-over-year growth in Adjusted EBITDA;

•	Free cash flow;

•	Return on equity;

•	Peer company comparisons including comparisons of net revenue growth, expense margins and return on capital;

•	Individual, company or division performance including certain core performance measures;

•	Promotion of an effective, company-wide program that fosters a culture of legal compliance; and

•	Response to unusual or extreme events.

Another component of the Company’s pay for performance compensation philosophy is the significant equity holdings of the named executive officers. Certain named executive officers were granted common stock options during the 2011 fiscal year, which we discuss in more detail below under “Long-Term Incentive Compensation.”

Internal Pay Equity

Internal pay equity is not a material factor with respect to the Committee’s compensation decisions among senior executives. The Committee believes that the variation in compensation among the named executive officers is reasonable in light of each executive’s experience, individual contribution, level of responsibility and general importance to the Company.

Components of the Executive Compensation Program

Employment Agreements

Mr. Whitmer and the Company negotiated a new employment agreement with the Company upon his promotion to President during fiscal 2010. Mr. Doyle entered into a negotiated employment agreement upon his promotion to Chief Financial Officer at the same time. Mr. Mazzuca’s employment agreement was negotiated and entered into in conjunction with his return to the Company at the beginning of the 2011 fiscal year. Mr. Coyle entered into an employment agreement with the Company in December 2011. Ms. Rose entered into an agreement for severance benefits and restrictive covenants upon being hired by IASIS in March 2001.

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

The Committee annually reviews and adjusts base salaries of the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. The Chief Executive Officer approves all base salary increases for other named executive officers. Any base salary increase during this annual process is generally intended to compensate the executive for exceptional performance or contributions, cost of living increases, changes in responsibility and changes in the competitive landscape. Base salaries may also be adjusted at any time during the year if Mr. Sisitsky, the Committee, or the Chief Executive Officer, as relevant, finds it necessary or advisable to maintain a competitive level or to compensate an individual for increased responsibility or achievement.

Mr. Whitmer’s, Mr. Doyle’s and Mr. Mazzuca’s fiscal year 2011 base salaries were established as part of the employment agreements each negotiated with our Company during the last year’s management transition process. We believe that in each case, the salaries reflect appropriate levels based on each such executive officer’s responsibilities and importance to the Company. For fiscal 2011, in recognition of their individual performance, Mr. Coyle received a base salary increase from $339,570 to $390,000 and Ms. Rose from $245,000 to $290,000, in recognition of their individual performance and to remain competitive with industry compensation. In fiscal year 2010, neither Mr. Coyle nor Ms. Rose received a salary increase.

Short-Term Incentive Compensation

Our named executive officers have the opportunity to earn cash incentive awards based upon the level of achievement of financial performance metrics. The range of potential payouts for Mr. Whitmer, Mr. Mazzuca, Mr. Doyle and Mr. Coyle are set forth in their employment agreements and were highly negotiated. Ms. Rose has target and maximum bonus levels that have been approved by the Chief Executive Officer as representing a competitive level and significantly aligning her interests with those of the investors.

Before the end of the first quarter of the relevant fiscal year, the Company, with the input of members of the board of directors and the investors, establishes target levels for adjusted EBITDA and, in certain years, other operating metrics such as revenue growth and free cash flow that are used both for compensation and budgeting purposes. Our performance during the year versus the adjusted EBITDA target levels is the primary factor in calculating the short-term incentive compensation paid to the named executive officers. We then establish threshold, target and maximum target incentive levels based on each named executive officer’s employment agreement, where applicable, and what we believe to be appropriate levels relative to the executive’s position in the Company.

For 2011, we established the following annual incentive target levels for our named executive officers:

Annual Short-Term Incentive Award Ranges (as a Percentage of Base Salary) for Fiscal 2011

	September 30,	September 30,	September 30,
	Threshold	Target	Maximum
W. Carl Whitmer	20%	100%	200%
Phillip J. Mazzuca	10%	50%	100%
John M. Doyle	10%	50%	100%
Frank A. Coyle	—	50%	50%
Carolyn Rose	—	50%	75%

While the primary factor in calculating short-term incentive compensation payouts for Mr. Whitmer, Mr. Doyle and Mr. Mazzuca is adjusted EBITDA, Mr. Sisitsky or the Committee, as relevant, may consider, in his or its discretion, other qualitative and quantitative factors in awarding annual incentive compensation to executives, including those discussed above under “Pay for Performance” and other metrics such as quality and customer service metrics, cash collections, certain operational and individual goals, in either determining whether an incentive payment is to be made or setting the amount of the incentive paid. For Mr. Coyle and Ms. Rose, the primary factor in calculating short-term incentive compensation is Adjusted EBITDA.

In fiscal 2010, the Company did not meet its adjusted EBITDA target and therefore none of Mr. Whitmer, Sandra McRee (then our Chief Operating Officer), Mr. Doyle or Mr. Coyle received an annual cash incentive payment, while the Committee granted an award at 75% of base salary to Ms. Rose, the maximum target level, in order to award achievement of goals at Health Choice in fiscal 2010.

In fiscal 2011, we exceeded our adjusted EBITDA goal of $300.6 million by approximately $9.0 million. For executive compensation purposes, our adjusted EBITDA calculation included certain adjustments for unusual and non-recurring events, including litigation expenses, not made for purposes of adjusted EBTIDA as defined for financial statement purposes herein, which we believe is customary and appropriate for executive compensation bonus calculation purposes. We achieved this adjusted EBITDA level during a challenging year in the healthcare industry, with regulatory uncertainty over-arching our business, an increasingly competitive landscape with new reimbursement models taking hold, as well as downward pressure on reimbursement levels paid to healthcare providers exacerbated by the sluggish economy and state and federal budget crises. We also accomplished a number of important strategic objectives, including the acquisition of St. Joseph Medical Center and Brim Holdings, Inc., a major Company refinancing, launching of a network development strategy in certain markets and achievement of significant progress in successful resolution of litigation contingencies, all in the context of a management transition. Taking this into account, the Committee deemed it appropriate to award our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer short-term incentive awards for fiscal year 2011 at amounts between target and maximum levels. Our Chief Executive Officer determined Mr. Coyle’s short-term incentive award at the maximum amount of his target based on Company-wide performance and other factors including Mr. Coyle’s contribution to resolution of litigation contingencies. Ms. Rose’s target award, also determined by our Chief Executive Officer, reflected Ms. Rose’s contribution to Health Choice’s operations during a challenging Arizona economic and state budget environment, as well as contributions to the Company’s network development strategy.

Long-Term Incentive Compensation

Our executive officer compensation has a substantial equity component, as we believe superior equity investors’ returns are achieved through a culture that focuses on long-term performance by our named executive officers and other key associates. By providing our executives with an equity stake in the Company, we are better able to align the interests of our named executive officers and our equity holders. At the time of the transactions pursuant to which TPG became our controlling shareholder, certain named executive officers each received common stock options granted under the 2004 Option Plan and rolled over certain equity. As shown in the compensation tables below, the Company paid approximately $6.1 million to certain named executive officers during fiscal 2010 to cancel vested rollover options to purchase its common stock.

IAS maintains the Amended and Restated IAS 2004 Stock Option Plan and from time to time may grant additional options to the named executive officers pursuant to this plan. In making long-term equity incentive grants to the named executive officers, certain factors are considered, including but not limited to, the present ownership levels of the named executive officers and the level of the executive’s total compensation package compared to peer companies. It is the responsibility of Mr. Sisitsky to recommend grants to the Committee for the Chief Executive Officer, the Chief Executive Officer to recommend grants to the Committee for the Chief Operating Officer and Chief Financial Officer, and the Chief Executive Officer, Chief Operating Officer or Chief Financial Officer to recommend grants to the Committee for any other named executive officers. No grants were made to the named executive officers in fiscal 2010.

At the beginning of the Company’s 2011 fiscal year and in conjunction with our management transition, we made certain option grants to Messrs. Whitmer, Doyle and Mazzuca. These grants were negotiated with each such named executive officer and represented agreement as to appropriate equity incentives in light of each executives’ job responsibilities, the necessary commitment of effort to achieve Company objectives and our desire to motivate our senior leaders to remain with and build the value of our Company. The terms of these option awards are disclosed in the table below entitled “Outstanding Equity Awards at Fiscal 2011 Year End.”

Generally, the exercise price of an option grant is set at the fair market value of a share of the common stock as of the grant date, as determined by the IAS board of directors in good faith and, as necessary, supplemented and supported by an independent third party valuation. We have no formal practices regarding the timing of option grants.

Due to our current privately-held equity structure, an optionee is expected at the time of grant to enter into an agreement that will generally provide that for the 90-day period following the later of (i) a termination of employment or (ii) six months and one day following the date that shares of common stock were acquired pursuant to the exercise of the option, we have the right to repurchase each share then owned by the participant at fair value, as determined in good faith by the IAS board of directors.

Non-qualified Executive Savings Plan

We provide certain of our employees a non-qualified executive savings plan. The plan is a voluntary, tax-deferred savings vehicle that is available to those employees earning a minimum base salary ($115,000 in 2011). The executive savings plan was implemented in order to assist in the recruitment and retention of key executives by providing the ability to defer additional pre-tax compensation in excess of the limits allowed by the Company’s 401(k) plan.

An eligible employee must contribute the maximum allowed by law to the IASIS 401(k) plan in order to participate in the non-qualified executive savings plan. There are two types of deferrals available under the plan: excess deferrals and additional deferrals. Excess deferrals are contributions that are deposited into the non-qualified executive savings plan because either (a) the participant’s earnings have exceeded $250,000 and/or (b) the participant’s deferrals into the 401(k) plan have reached a dollar limit stipulated by the IRS ($16,500 in 2011). Excess deferrals are automatically deposited into the nonqualified executive savings plan if these limits are reached. Employed physician excess deferrals are not matched. Executive excess deferrals are matched at the same rate as contributions to the 401(k) plan. There is a five-year service requirement for participants to vest in the IASIS excess matching contributions. Currently, none of the named executive officers participates in the plan.

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

Severance and Change in Control Agreements

Mr. Whitmer entered into a new negotiated employment agreement upon his promotion to President during fiscal 2010. Mr. Doyle entered into a negotiated employment agreement upon his promotion to Chief Financial Officer during fiscal 2010. Mr. Mazzuca entered into a negotiated employment agreement upon his return to the Company at the beginning of the 2011 fiscal year, which included a $75,000 sign-on bonus to induce him to return to the our Company and the Nashville, Tennessee area. Mr. Coyle entered into an employment agreement in December 2011. Ms. Rose entered into an agreement for severance benefits and restrictive covenants in March 2001, which provides for her rights upon a termination of employment. We believe that reasonable and appropriate severance and change in control benefits are appropriate in order to be competitive in our executive retention efforts. In agreeing to these benefits, the board of directors recognized that it may be difficult for such executives to find comparable employment within a short period of time. In addition, the board of directors recognized that formalized severance and change in control arrangements are common benefits offered by employers competing for similar senior executive talent. Information regarding applicable payments under such agreements for the named executive officers is provided under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” and “Potential Payments Upon Termination or Change in Control.”

Perquisites

From time to time we agree to provide certain executives with perquisites. We provide these perquisites on a limited basis in order to attract key talent and to enhance business efficiency. We believe these perquisites are in line with market practice. For fiscal 2011, we provided the named executive officers with the following perquisite:

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

Compensation Committee Conclusion

The Committee’s philosophy for executive pay for fiscal 2011 was intended to reflect the unique attributes of our company and each employee individually in the context of our pay positioning policies, emphasizing an overall analysis of the executive’s performance for the prior year, projected role and responsibilities, required impact on execution of our strategy, vulnerability to recruitment by other companies, external pay practices, total cash compensation and equity positioning internally, current equity holdings, and other factors the Committee deemed appropriate. We believe our approach to executive compensation emphasized significant time and performance-based elements intended to promote long term investor value and strongly aligned the interests of our executive officers with those of investors.

Risk Analysis of Compensation Plans

After analysis, we believe that our compensation policies and practices for our employees, including our executives, do not encourage excessive risk or unnecessary risk-taking and in our opinion the risks arising from such compensation policies and practices are not reasonably likely to have a material adverse effect on us. Our compensation programs have been balanced to focus our key employees on both short- and long-term financial and operational performance.

Compensation Committee Report

The Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based upon the review and discussions, the Committee directed that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation Committee:

Todd Sisitsky
David White
Jeffrey C. Lightcap

Summary Compensation Table — Fiscal 2011

The following table sets forth, for the fiscal year ended September 30, 2011, the compensation earned by the Principal Executive Officer and Principal Financial Officer. The table also sets forth the compensation earned by our other three most highly compensated executive officers during 2011. We refer to these persons as our named executive officers. For 2011, “Salary” accounted for approximately 18.6% of the total compensation of the named executives officer, “Option Awards” accounted for approximately 62.2% of total compensation, and all other compensation accounted for approximately 19.2% of total compensation. There are no above-market or preferential earnings on deferred compensation. Consequently, the table does not include earnings on deferred amounts. None of the named executive officers is eligible for pension benefits as we do not have a defined benefit program.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)(4)
W. Carl Whitmer
President and Chief	2011	741,667	—	3,733,992	1,100,000	—	8,123	5,583,782
Executive Officer	2010	585,458	—	1,438,157	—	—	7,945	2,031,560
	2009	534,871	—	6,264	534,871	—	7,879	1,083,885

Phillip J. Mazzuca
Chief Operating Officer	2011	536,905	—	3,480,840	415,000	—	82,452	4,515,197

John M. Doyle
Chief Financial Officer	2011	400,000	—	1,307,952	250,000	—	8,316	1,966,268
	2010	321,515	—	150,453	—	—	9,179	481,147

Frank A. Coyle
Secretary and General	2011	377,393	—	—	188,696	—	7,695	566,089
Counsel	2010	339,570	—	221,255	—	—	7,640	568,465
	2009	339,570	—	5,693	118,850	—	7,596	471,709

Carolyn Rose
Chief Executive Officer —	2011	290,000	—	—	144,575	—	9,609	444,184
Health Choice	2010	245,000	—	—	180,000	—	7,057	432,057
	2009	245,000	—	13,208	158,400	—	8,498	425,106

David R. White
Chairman of the Board of Directors and Chief Executive Officer*	2011	199,875	—	—	—	—	417,852	617,727

*	Mr. White retired as the Company’s Chief Executive Officer effective October 31, 2010.

1.	The amount reported represents the grant date fair value calculated pursuant to ASC 718 of options awards granted during the fiscal year and does not represent an amount paid to or realized by the named executive officer. There is no certainty that the named executive officer will realize any value from these stock options, and to the extent they do, the amounts realized may have no correlation to the amounts reported above. For 2010, amount represents the incremental fair value paid for canceled vested rollover options to purchase common stock.

2.	Represents compensation to the named executive officers made pursuant to the Company’s short-term incentive bonus plan.

3.	Represents the Company’s 401(k) matching contribution and group term insurance amounts. For Phil Mazzuca, amount also includes the $75,000 sign-on bonus to rejoin the Company. For David White, amount also includes $229,167 for his service as Chairman of the Board of IAS for the period of November 1, 2010 through September 30, 2011 as well as $186,664 in consideration for providing consulting services to the Company.

4.	See footnote 1 above regarding the difference between the amounts reported for purposes of stock option grants under SEC rules and accounting rules and amounts actually realized by the named executive officer (if any).

Grants of Plan-Based Awards in Fiscal Year 2011

	September 30,	September 30,	September 30,
	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
Name of Executive	Threshold ($)	Target ($)	Maximum ($)
W. Carl Whitmer	150,000	750,000	1,500,000
Phillip J. Mazzuca	53,691	268,452	536,905
John M. Doyle	40,000	200,000	400,000
Frank A. Coyle	—	188,696	188,696
Carolyn Rose	—	145,000	217,500
David White	—	—	—

1.	Awards made under the 2011 Short Term Incentive Plan.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements

Effective April 2010, upon his promotion to President, Mr. Whitmer entered into a new negotiated employment agreement. Under the terms of the employment agreement, Mr. Whitmer was entitled to an initial base salary of $650,000 per year during the period in which he served as President of the Company which was one month in fiscal 2011 and is entitled to $750,000 per year during the period in which he serves as Chief Executive Officer of the Company which began on November 1, 2010. In addition, Mr. Whitmer was also entitled to receive an annual cash target bonus of 75% of his base salary and an annual cash maximum bonus of 150% of his base salary during the period in which he served as the Company’s President and is entitled to an annual cash target bonus of 100% of his base salary and an annual cash maximum bonus of 200% of his base salary during the period in which he serves as the Company’s Chief Executive Officer, in each case based upon the achievement of certain performance objectives set annually by the IAS board of directors. In October 2010, pursuant to the employment agreement, Mr. Whitmer was also granted an option to purchase 88,500 shares of common stock of IAS at fair market value on the date of grant, and, upon his promotion to Chief Executive Officer in November 2010, an option to purchase an additional 88,500 shares of common stock of IAS at fair market value on the date of grant, in each case under the terms of the related grant agreement and the Amended and Restated IAS 2004 Stock Option Plan.

Also in April 2010, Mr. Doyle entered into a negotiated employment agreement upon his promotion to Chief Financial Officer. Under the terms of the employment agreement, Mr. Doyle is entitled to an initial base salary of $400,000 per year. Mr. Doyle is also entitled to receive an annual cash target bonus of 50% of his base salary and an annual cash maximum bonus of 100% of his base salary based upon the achievement of certain performance objectives set annually by the IAS board of directors. In October 2010, pursuant to the terms of the employment agreement, Mr. Doyle was also granted an option to purchase 62,000 shares of common stock of IAS at fair market value on the date of grant and under the terms of the related grant agreement and the Amended and Restated IAS 2004 Stock Option Plan.

In connection with his return to the Company as Chief Operating Officer, Mr. Mazzuca entered into a negotiated employment agreement. Under the term of the employment agreement, Mr. Mazzuca is entitled to an initial base salary of $550,000 per year. He also received a sign-on bonus of $75,000 to induce him to relocate and rejoin our Company. Mr. Mazzuca is entitled to receive an annual cash target bonus of 50% of his base salary and an annual cash maximum of 100% of his base salary based upon the achievement of certain performance objectives set annually by the IAS board of directors.

In December 2011, Mr. Coyle entered into an employment agreement that specifies amounts to be paid to Mr. Coyle upon certain termination events. On March 1, 2001, we entered into an agreement for severance benefits and restrictive covenants with Ms. Rose. Although Ms. Rose’s agreement does not provide for an initial base salary, it does provide for amounts to be paid to her upon certain termination events. Ms. Rose is also entitled to participate in a short-term compensation program on similar terms to the other executive officers and as described below.

The 2004 Stock Option Plan

All outstanding options were granted pursuant to the Amended and Restated IAS 2004 Stock Option Plan. Generally, the exercise price of the options will equal the fair market value of a share of the common stock as of the grant date as determined by the IAS board of directors. Upon a change in control, the options will become 100% vested if the participant’s employment is terminated without “cause” or by the participant for good reason within the 2-year period immediately following such change in control. On a termination of a participant’s employment outside the change in control context, unvested options automatically expire and vested options expire on the earlier of (i) the commencement of business on the date the employment is terminated for “cause”; (ii) 90 days after the date employment is terminated for any reason other than cause, death or disability; (iii) one year after the date employment is terminated by reason of death or disability; or (iv) the 10th anniversary of the grant date for such option.

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

As of September 30, 2011, options to purchase a total of 2,046,486 shares had been granted and were outstanding under this plan, of which 1,467,885 were then vested and exercisable.

Outstanding Equity Awards at Fiscal 2011 Year-End

The following table summarizes the outstanding equity awards held by each named executive officer at September 30, 2011.

	September 30,	September 30,	September 30,	September 30,
	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(d)	(e)
W. Carl Whitmer	116,800	—	20.00	6/23/14
	85,200	—	20.00	3/22/15
	3,250	—	35.68	4/1/16
	2,200	3,300	34.75	10/2/18
	10,620	77,880	45.66	10/11/20
	—	88,500	45.66	11/1/20

Phillip J. Mazzuca	—	165,000	45.66	10/11/20

John M. Doyle	18,300	—	20.00	9/9/14
	6,700	—	20.00	3/22/15
	13,000	—	35.68	4/1/16
	4,800	7,200	34.75	10/2/18
	7,440	54,560	45.66	10/11/20

Frank A. Coyle	30,000	—	20.00	9/9/14
	30,000	—	20.00	3/22/15
	10,000	—	35.68	4/1/16
	2,000	3,000	34.75	10/2/18

Carolyn Rose	7,000	—	20.00	9/9/14
	1,400	—	35.68	4/1/16
	4,640	6,960	34.75	10/2/18

David R. White	292,000	—	20.00	6/23/14
	194,000	—	20.00	3/22/15
	5,000	—	35.68	4/1/16
	5,750	5,750	34.75	10/2/18

Option Award Vesting Schedule for David R. White

September 30,
Grant Date	Vesting Schedule
6/23/2004	25% vests each year for four years from date of grant
3/22/2005	25% vests each year for four years from date of grant
4/1/2006	25% vests each year for four years from date of grant
10/2/2008	25% vests each year for four years from date of grant

Option Award Vesting Schedule

Named Executive Officers

September 30,
Grant Date	Vesting Schedule
6/23/2004	20% vests each year for five years from date of grant
9/9/2004	20% vests each year for five years from date of grant
3/22/2005	20% vests each year for five years from date of grant
4/1/2006	20% vests each year for five years from date of grant
10/2/2008	20% vests each year for five years from date of grant
10/11/2011	60% of the total amount of options granted vest ratably over a five year period. 40% of the total amount of options granted vest based on the Company achieving certain performance measures
11/1/2011	60% of the total amount of options granted vest ratably over a five year period. 40% of the total amount of options granted vest based on the Company achieving certain performance measures

Pension Benefits

We maintain a 401(k) plan as previously discussed in the Compensation Discussion and Analysis. We do not maintain any defined benefit plans.

Nonqualified Deferred Compensation for Fiscal 2011

We introduced our non-qualified executive savings plan July 1, 2006. The plan is a voluntary, tax-deferred savings vehicle that is available to those employees, including physicians, earning a minimum base salary ($250,000 in 2011). The executive savings plan was implemented in order to contribute to the recruitment and retention of key executives by providing the ability to defer additional pre-tax compensation in excess of the limits allowed by our 401(k) plan.

An eligible employee must contribute the maximum allowed by law to the IASIS 401(k) Retirement Savings Plan in order to participate in the non-qualified executive savings plan. There are two types of deferrals available under the plan: excess deferrals and additional deferrals. Excess deferrals are contributions that are deposited into the non-qualified executive savings plan because either (a) the participant’s earnings have exceeded $245,000 and/or (b) the participant’s deferrals into the 401(k) retirement plan have reached a dollar limit stipulated by the IRS ($16,500 in 2011). Excess deferrals are automatically deposited into the nonqualified executive savings plan if these limits are reached. Physician excess deferrals are not matched. Executive excess deferrals are matched at the same rate as contributions to the 401(k) Retirement Savings Plan. There is a five-year service requirement for participants to vest in the IASIS excess matching contributions. Currently, none of the named executive officers participates in the plan.

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

Employment Agreements

Mr. Whitmer entered into a new negotiated employment agreement upon his promotion to President during fiscal 2010. Mr. Doyle entered into a negotiated employment agreement upon his promotion to Chief Financial Officer during the year. Mr. Mazzuca entered into a negotiated employment agreement upon rejoining the Company as Chief Operating Officer at the beginning of the 2011 fiscal year. Mr. Coyle entered into an employment agreement in December 2011. Ms. Rose entered into an agreement for severance benefits and restrictive covenants in March, 2001. Information regarding these employment agreements is provided under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” and “Potential Payments Upon Termination or Change of Control.”

Potential Payments Upon Termination or Change in Control

Messrs. Whitmer, Mazzuca, Doyle and Coyle have employment agreements in place that requires payment upon certain termination events including, in certain circumstances, a change of control. Ms. Rose has an agreement for severance benefits and restrictive covenants in place that require payment upon certain termination events.

Death

The employment agreements provide that the respective estates of Mr. Whitmer, Mr. Mazzuca, Mr. Doyle and Mr. Coyle will receive the following upon the death of such named executive officer:

(i) all base salary and benefits to be paid or provided to the executive through the date of death;

(ii) with respect to Mr. Whitmer, an amount equal to the sum of executive’s base salary at the then-current rate of base salary and the annual cash target bonus;

(iii) to the extent applicable, an amount equal to the pro rata bonus;

(iv) with respect to Mr. Mazzuca, Mr. Doyle and Mr. Coyle, any other death benefits arrangements available to senior executive officers of the Company generally, as in effect on the date of termination;

(v) with respect to Mr. Whitmer, the Company will also provide the executive’s eligible dependents continued health and medical benefits through the date one year after the date of death; the company may satisfy this obligation by paying such dependents’ health and medical continuation coverage (“COBRA”) premium payments (with the dependents paying the portion of such COBRA payments that the executive was required to pay with respect to such dependents prior to the date of death); and

(vi) additionally, all of the executive’s options to purchase shares of capital stock of IAS which are unvested as of the date of death but otherwise scheduled to vest on the first vesting date scheduled to occur following the date of death, will immediately vest and become exercisable while all remaining unvested options will terminate as of the date of death. All of the vested options must be exercised within the earlier of (i) the tenth anniversary of the date the options were granted or (ii) two years in the case of Mr. Whitmer, and one year, in the case of Mr. Mazzuca, Mr. Doyle and Mr. Coyle, following the date of death.

Disability

The employment agreements provide that Mr. Whitmer, Mr. Mazzuca, Mr. Doyle and Mr. Coyle will receive the following upon the disability of such named executive officer:

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

(v) with respect to Mr. Mazzuca, Mr. Doyle and Mr. Coyle, any other disability benefits arrangements available to senior executive officers of the Company generally, as in effect on the date of termination;

(vi) with respect to Mr. Whitmer, the Company will pay for the executive and his eligible dependents’ continued health and medical benefits through the date one year after the date of termination (provided, however, that in the event that the date of termination is the date of delivery of the final physician’s opinion referred to above, the Company will provide health and medical benefits through the date that is eighteen (18) months following the first date that Executive was unable to perform his duties; the Company may satisfy this obligation by paying COBRA premium payments with respect to the executive and his eligible dependents (with the executive paying the portion of such COBRA payments that executive was required to pay prior to the date of termination); and

(vii) additionally, all of the executive’s options to purchase shares of capital stock of IAS which are unvested as of the date of termination but otherwise scheduled to vest on the first vesting date scheduled to occur following the date of termination, will immediately vest and become exercisable while all remaining unvested options will terminate as of the date of termination. All of the vested options must be exercised within the earlier of (i) the tenth anniversary of the date the options were granted or (ii) two years, in the case of Mr. Whitmer, and one year, in the case of Mr. Mazzuca, Mr. Doyle and Mr. Coyle, from the date of disability.

The agreement for severance benefits and restrictive covenants for Ms. Rose does not address this scenario.

Termination by the Company for Cause

Upon termination for cause, the executive will be entitled to receive all base salary and benefits to be paid or provided to the executive through the date of termination.

By the Company without Cause

The employment agreements provide that Mr. Whitmer, Mr. Mazzuca, Mr. Doyle and Mr. Coyle will receive the following upon the termination by the Company without cause of such named executive officer:

(i) all base salary and benefits to be paid or provided to the executive through the date of termination;

(ii) an amount equal to the sum of (i) two hundred percent (200%), in the case of Mr. Whitmer and Mr. Mazzuca and one hundred fifty percent (150%) in the case of Mr. Doyle and Mr. Coyle, of the executive’s base salary at the then-current rate of base salary and (ii) two hundred percent (200%), in the case of Mr. Whitmer and Mr. Mazzuca and one hundred fifty percent (150%) in the case of Mr. Doyle and Mr. Coyle, of the annual cash target bonus;

(iii) to the extent applicable, an amount equal to the pro rata bonus,

(iv) a lump sum payment equal to the then present value of all major medical, disability and life insurance coverage through the date two years (eighteen months with respect to Mr. Doyle and Mr. Coyle) after the date of termination, provided that under such circumstances the executive shall make all COBRA premium payments on his own behalf; and

(v) additionally, all of the executive’s options to purchase shares of capital stock of IAS which are unvested as of the date of termination but otherwise scheduled to vest on the first vesting date scheduled to occur following the date of termination, will immediately vest and become exercisable while all remaining unvested options will terminate as of the date of termination. All of the vested options must be exercised within the earlier of (i) the tenth anniversary of the date the options were granted or (ii) two years, in the case of Mr. Whitmer, and one year, in the case of Mr. Mazzuca, Mr. Doyle and Mr. Coyle, following the date of termination.

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

By the Executive for Good Reason

The employment agreements provide that Mr. Whitmer, Mr. Mazzuca, Mr. Doyle and Mr. Coyle will receive the following upon the resignation by such executive for good reason:

(i) all base salary and benefits to be paid or provided to the executive through the date of termination;

(ii) an amount equal to the sum of (i) two hundred percent (200%), in the case of Mr. Whitmer and Mr. Mazzuca and one hundred fifty percent (150%), in the case of Mr. Doyle and Mr. Coyle, of the executive’s base salary at the then-current rate of base salary and (ii) two hundred percent (200%), in the case of Mr. Whitmer and Mr. Mazzuca and one hundred fifty percent (150%), in the case of Mr. Doyle and Mr. Coyle, of the annual cash target bonus;

(iii) to the extent applicable, an amount equal to the pro rata bonus;

(iv) a lump sum payment equal to the then present value of all major medical, disability and life insurance coverage through the date two years (eighteen months with respect to Mr. Doyle and Mr. Coyle) after the date of termination, provided that under such circumstances the executive shall make all COBRA premium payments on his own behalf; and

(v) additionally, all of the executive’s options to purchase shares of capital stock of IAS which are unvested as of the date of termination but otherwise scheduled to vest on the first vesting date scheduled to occur following the date of termination, will immediately vest and become exercisable while all remaining unvested options will terminate as of the date of termination. All of the vested options must be exercised within the earlier of (i) the tenth anniversary of the date the options were granted or (ii) two years, in the case of Mr. Whitmer, and one year, in the case of Mr. Mazzuca, Mr. Doyle and Mr. Coyle, following the date of termination.

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

Definition of Good Reason

Each of the following events shall constitute “good reason” for resignation for purposes of the employment agreements of Mr. Whitmer, Mr. Mazzuca, Mr. Doyle and Mr. Coyle:

(i) with respect to Mr. Whitmer, the one-year anniversary of the date of any Change of Control (as defined below) unless the acquirer is in the healthcare facilities business, in which case the one-year anniversary will be reduced to six months after the date of the Change of Control;

(ii) the removal of the executive from or the failure to elect or re-elect the executive to his or her respective positions within the company or on the board;

(iii) any material reduction in duties or responsibilities (including on a Change in Control, in the case of Mr. Mazzuca) of the respective executive or any assignment materially inconsistent with his position;

(iv) relocation of the executive’s principal office under certain circumstances without his approval;

(v) failure of the Company to maintain certain indemnification provisions in its organizational documents; and

(vi) any breach by the Company of the respective employment agreement.

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

The Company’s Failure to Extend the Employment Term

The employment agreements provide that Mr. Whitmer, Mr. Mazzuca, Mr. Doyle and Mr. Coyle will receive the following upon the Company’s failure to the extend the employment term:

(i) all base salary and benefits to be paid or provided to the executive through the date of death;

(ii) an amount equal to the sum of (i) the executive’s base salary at the then-current rate of base salary and

(ii) the annual cash target bonus;

(iii) to the extent applicable, an amount equal to the pro rata bonus;

(iv) a lump sum payment equal to the then present value of all major medical, disability and life insurance coverage through the date one year after the date of termination, provided that under such circumstances the executive shall make all COBRA premium payments on his own behalf; and

(v) additionally, with respect to Mr. Whitmer, all of the executive’s options to purchase shares of capital stock of IAS which are unvested as of the date of termination but otherwise scheduled to vest on the first vesting date scheduled to occur following the date of termination, will immediately vest and become exercisable while all remaining unvested options will terminate as of the date of termination. All of the vested options must be exercised within the earlier of (i) the tenth anniversary of the date the options were granted and (ii) two years following the date of termination.

Definition of Change of Control

The employment agreements of Mr. Whitmer and Mr. Mazzuca define a change of control as any transaction where a person or group of persons (other than the present private equity investors in the Company or their affiliates):

(i) acquire a majority interest in IAS or IASIS Investment, its parent; or

(ii) acquire all or substantially all of the assets of IAS or IASIS Investment, its parent; or

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

In addition, the employment agreements contain non-competition and non-solicitation provisions pursuant to which Mr. Whitmer, Mr. Mazzuca, Mr. Doyle and Mr. Coyle will not compete with IAS or its subsidiaries within 25 miles of the location of any hospital we manage for two years (eighteen months with respect to Mr. Doyle and Mr. Coyle) following the date of termination of such person’s employment. The agreements provide that during this time such person will not solicit or recruit our business partners and employees, respectively. Ms. Rose’s agreement for severance benefits and restrictive covenants contains non-competition provisions pursuant to which Ms. Rose will not compete with Health Choice, without prior consent of the Company, for a period of 15 months following a voluntary termination of Ms. Rose or a termination by the Company for cause.

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

Definition of Change of Control

The Amended and Restated IAS 2004 Stock Option Plan defines Change of Control in substantially the same way as the employment agreements of Mr. Whitmer and Mr. Mazzuca.

Definition of Good Reason

The Amended and Restated IAS 2004 Stock Option Plan defines good reason as:

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

Definition of Cause

The Amended and Restated IAS 2004 Stock Option Plan defines termination with cause as the termination of the executive’s employment because of:

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

Summary of Payments Made Upon Termination or a Change of Control

The following tables describe the potential payments and benefits under our compensation and benefit plans and arrangements to which Messrs. Whitmer, Mazzuca, Doyle and Ms. Rose would be entitled upon a termination of their employment under their employment agreements. In accordance with SEC disclosure rules, dollar amounts below assume a termination of employment on September 30, 2011 (the last business day of our last completed fiscal year).

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
W. Carl Whitmer	Involuntary Termination Without Cause	Involuntary Termination For Cause	Resignation	Resignation For Good Reason	Retirement	Death	Disability	Change In Control
Cash severance	3,000,000	—	—	3,000,000	—	1,500,00	1,500,00	3,000,000
Health and welfare continuation	30,404	—	—	30,404	—	30,404	30,404	30,404

Total	3,030,404	—	—	3,030,404	—	1,530,404	1,530,404	3,030,404

Philip J. Mazzuca	Involuntary Termination Without Cause	Involuntary Termination For Cause	Resignation	Resignation For Good Reason	Retirement	Death	Disability	Change In Control
Cash severance	1,650,000	—	—	1,650,000	—	550,000	550,000	1,650,000
Health and welfare continuation	30,404	—	—	30,404	—	30,404	30,404	30,404

Total	1,680,404	—	—	1,680,404	—	580,404	580,404	1,680,404

John M. Doyle	Involuntary Termination Without Cause	Involuntary Termination For Cause	Resignation	Resignation For Good Reason	Retirement	Death	Disability	Change In Control
Cash severance	900,000	—	—	900,000	—	400,000	400,000	—
Health and welfare continuation	29,854	—	—	29,854	—	29,854	29,854	—

Total	929,854	—	—	929,854	—	429,854	429,854	—

Carolyn Rose	Involuntary Termination Without Cause	Involuntary Termination For Cause	Resignation	Resignation For Good Reason	Retirement	Death	Disability	Change In Control
Cash severance	217,500	—	—	217,500	—	—	—	217,500
Health and welfare continuation	—	—	—	—	—	—	—	—

Total	217,500	—	—	217,500	—	—	—	217,500

David R. White	Involuntary Termination Without Cause	Involuntary Termination For Cause	Resignation	Resignation For Good Reason	Retirement	Death	Disability	Change In Control
Cash severance	—	—	—	—	—	—	—	—
Health and welfare continuation	—	—	—	—	—	—	—	—

Total	—	—	—	—	—	—	—	—

Director Compensation for Fiscal 2011

The following table provides compensation information for the year ended September 30, 2011.

	September 30,	September 30,	September 30,	September 30,	September 30,
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Jonathan J. Coslet	—	—	—	—	—
David Dupree	—	—	—	—	—
Kirk E. Gorman	45,000	—	—	—	51,875
Greg Kranias	—	—	—	—	—
Todd B. Sisitsky	—	—	—	—	—
Paul S. Levy	—	—	—	—	—
Jeffrey C. Lightcap	—	—	—	—	—
Sharad Mansukani	75,000	—	—	—	75,000
David R. White	415,831	—	—	—	415,831
Sandra McRee	—	—	—	—	—

	September 30,	September 30,
Name	Aggregate Options Held at Fiscal Year End	Aggregate Stock Awards Held at Fiscal Year End
Jonathan J. Coslet	—	—
David Dupree	—	—
Kirk E. Gorman	3,730	3,730
Greg Kranias	—	—
Todd B. Sisitsky	—	—
Paul S. Levy	—	—
Jeffrey C. Lightcap	—	—
Sharad Mansukani	3,082	3,082
David R. White	502,500	—
Sandra McRee	207,450	—

On February 14, 2005, pursuant to a Director Compensation and Restricted Share Award Agreement, IAS granted Kirk Gorman options to purchase 1,175 shares of IAS’s common stock and committed to grant Mr. Gorman, on each of the first, second, third and fourth anniversaries of the grant date, provided that he is still a director, options to purchase a number of shares valued at $18,750 based on the fair market value of the common stock as determined on each such anniversary. These grants were made pursuant to the form of stock option grant agreement under the IAS 2004 Stock Option Plan. In addition, IAS entered into a Director Compensation and Restricted Share Award Agreement with Mr. Gorman on the grant date. Pursuant to such Director Compensation and Restricted Share Award Agreement, IAS agreed to pay Mr. Gorman cash compensation of $9,375 for the fiscal quarter ended December 31, 2004 and annual cash compensation of $37,500 for the remaining term (five years or until the date on which, for any reason, Mr. Gorman no longer serves as a director of the company) in equal quarterly installments, in consideration for his services as a member of IAS’s board of directors. IAS also granted Mr. Gorman 1,175 shares of restricted common stock on the grant date and committed to grant Mr. Gorman, on each of the first, second, third and fourth anniversaries of the grant date, provided that he is still a director, restricted common stock valued at $18,750 based on the fair market value of the common stock as determined on each such anniversary. On February 1, 2011, pursuant to a new Director Compensation and Restricted Share Award Agreement, IAS granted Mr. Gorman options to purchase 411 shares of IAS’s common stock and committed to grant Mr. Gorman on the first anniversary of the grant date, provided that he is still a director, options to purchase a number of shares valued at $18,750 based on the fair market value of the common stock as determined on each such anniversary. These grants were made pursuant to the form of stock option grant agreement under the IAS 2004 Stock Option Plan. In addition, IAS entered into a Director Compensation and Restricted Share Award Agreement with Mr. Gorman on the grant date. Pursuant to such Director Compensation and Restricted Share Award Agreement, IAS agreed to pay Mr. Gorman annual cash compensation of $45,000 in consideration for his services as a member of IAS’s board of directors. IAS also granted Mr. Gorman 411 shares of restricted common stock on the grant date.

On April 14, 2005, IAS granted Sharad Mansukani options to purchase 938 shares of IAS’s common stock and committed to grant Dr. Mansukani, on each of the first, second, third and fourth anniversaries of the grant date, provided that he is still a director, options to purchase a number of shares of common stock valued at $18,750 based on the fair market value of the common stock on each such anniversary. These grants were made pursuant to the form of stock option grant agreement under the IAS 2004 Stock Option Plan. In addition, IAS entered into a Director Compensation and Restricted Share Award Agreement with Dr. Mansukani on the grant date. Pursuant to such Director Compensation and Restricted Share Award Agreement, IAS agreed to pay Dr. Mansukani annual cash compensation of $37,500 for the term (five years or until the date on which, for any reason, Dr. Mansukani no longer serves as a director of the Company) of the Director Compensation and Restricted Share Award Agreement, payable in equal quarterly installments, in consideration for his services as a member of IAS’s board of directors. IAS also granted Dr. Mansukani 938 shares of restricted common stock on the grant date and committed to grant Dr. Mansukani, on each of the first, second, third and fourth anniversaries of the grant date, provided that he is still a director, restricted common stock valued at $18,750 based on the fair market value of the common stock on each such anniversary. On April 1, 2011, pursuant to a new Director Compensation Agreement, IAS agreed to pay Dr. Mansukani annual cash compensation of $75,000 in consideration for his services as a member of IAS’s board of directors.

On December 20, 2010, IAS entered into an agreement with David R. White, effective October 31, 2010. Pursuant to the agreement, IAS agreed to pay Mr. White an annual fee of $250,000 for his service as Chairman of the Board of IAS for the period of November 1, 2010 through October 31, 2011. In addition, Mr. White agreed to provide certain consulting services to IAS from the period November 1, 2010 through October 31, 2012. Pursuant to the agreement, Mr. White received $70,000 in exchange for the consulting services provided from November 1, 2010 through January 31, 2011, and a monthly fee of $23,333 for the consulting services provided from February 1, 2011 through October 31, 2011, and will receive a monthly fee of $20,833 for the consulting services provided from November 1, 2011 through October 31, 2012.

Currently, IAS’s other directors do not receive any compensation for their services. IAS does, however, reimburse them for travel expenses and other out-of-pocket costs incurred in connection with attendance at board of directors and committee meetings.

Committee Interlocks and Insider Participation

During fiscal 2011, the Committee was composed of David R. White, Todd Sisitsky and Jeffrey C. Lightcap. Mr. White currently serves as our Chairman and served as our Chief Executive Officer until November 1, 2010. Mr. Sisitsky and Mr. Lightcap are currently Directors of IAS.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plans

The table below sets forth the following information as of September 30, 2011, with respect to IAS’ equity compensation plans (including individual compensation arrangements) under which its equity securities are authorized for issuance, aggregated by (i) all compensation plans previously approved by IAS’ security holders and (ii) all compensation plans not previously approved by IAS’ security holders:

•	the number of securities to be issued upon the exercise of outstanding options;

•	the weighted-average exercise price of the outstanding options; and

•	the number of securities remaining available for future issuance under the plans.

The IAS 2004 Stock Option Plan has been approved by its stockholders. IAS has not issued any warrants or other rights to purchase its equity securities.

	September 30,	September 30,	September 30,
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-average Exercise Price of Outstanding Options	Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders (1)	2,046,486	$28.54	579,489
Equity compensation plans not approved by security holders	—	—	—

Total	2,046,486	$28.54	579,489

(1)	Consists of 2,046,486 shares of common stock to be issued upon exercise of options issued under IAS’ 2004 Stock Option Plan, with exercise prices ranging from $20.00 to $45.66 per share. Of the 2,625,975 shares of common stock currently authorized for issuance under the 2004 Stock Option Plan, 579,489 shares remain available for future issuance.

Beneficial Ownership of Common Stock

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

The following table presents information as of December 21, 2011, regarding ownership of shares of IAS common stock and preferred stock by each person known to be a holder of more than 5% of IAS common stock and preferred stock, the members of the IAS board of directors, each executive officer named in the summary compensation table and all current directors and executive officers as a group.

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

Unless otherwise indicated, the address of each person listed below is 117 Seaboard Lane, Building E, Franklin, Tennessee 37067.

	September 30,	September 30,	September 30,	September 30,
Beneficial Owners	Preferred Shares Beneficially Owned	Common Shares Beneficially Owned (a)	Percentage of Preferred Shares Beneficially Owned	Percentage of Common Shares Beneficially Owned
IASIS Investment (b)(c)	17,989	14,600,000	100.0%	99.9%
W. Carl Whitmer	—	218,070	*	*
Phillip J. Mazzuca	—	19,800	*	*
John M. Doyle	—	50,240	*	*
Frank A. Coyle	—	72,000	*	*
Carolyn Rose	—	13,040	*	*
David R. White	—	496,750	*	*

	September 30,	September 30,		September 30,	September 30,
Beneficial Owners	Preferred Shares Beneficially Owned	Common Shares Beneficially Owned (a)		Percentage of Preferred Shares Beneficially Owned	Percentage of Common Shares Beneficially Owned
Jonathan J. Coslet (d)	—	—		—	—
David Dupree	—	—		—	—
Kirk E. Gorman	—	5,562	(e)	*	*
Greg Kranias (d)	—	—		—	—
Todd B. Sisitsky (d)	—	—		—	—
Paul S. Levy (f)	3,382	2,744,800		18.8%	18.8%
Jeffrey C. Lightcap	—	—		—	—
Sharad Mansukani (g)	—	5,088	(e)	*	*
Current directors and executive officers as a group (22 persons)	17,989	1,000,645		100.0%	100.0%

*	Less than 1%.
(a)	The following shares of common stock subject to options currently exercisable or exercisable within 60 days of December 21, 2011, include: Mr. White, 496,750; Mr. Whitmer, 218,070; Mr. Mazzuca, 19,800; Mr. Doyle, 50,240; Mr. Coyle, 72,000; Ms. Rose, 13,040; and all current directors and executive officers as a group (22 persons), 1,000,645.
(b)	The membership interests of IASIS Investment are owned as follows: the TPG Funds (as defined below), 74.4%, JLL, 18.8%, and Trimaran, 6.8%.
(c)

The membership interests of IASIS Investment (the “TPG Membership Interests”) owned by the TPG Funds (as defined below) reflect an aggregate of the following: (i) 199,045 membership units of IASIS Investment beneficially owned by TPG IASIS III LLC, a Delaware limited liability company (“TPG IASIS III”), whose sole member is TPG Partners III, L.P., a Delaware limited partnership, whose general partner is TPG GenPar III, L.P., a Delaware limited partnership, whose general partner is TPG Advisors III, Inc., a Delaware corporation (“Advisors III”), (ii) 318,507 membership units of IASIS Investment beneficially owned by TPG IASIS IV LLC (“TPG IASIS IV”), whose sole member is TPG Partners IV, L.P., a Delaware limited partnership (“Partners IV”), whose general partner is TPG GenPar IV Advisors, LLC, a Delaware limited liability company, whose sole member is TPG Holdings I, L.P., a Delaware limited partnership, whose general partner is TPG Holdings I-A, LLC, a Delaware limited liability company, whose sole member is TPG Group Holdings (SBS), L.P., a Delaware limited partnership, whose general partner is TPG Group Holdings (SBS) Advisors, Inc., a Delaware corporation (“Group Advisors”), (iii) 193,201 membership units of IASIS Investment beneficially owned by TPG IASIS Co-Invest I LLC, a Delaware limited liability company (“TPG Co-Invest I”), whose managing member is Partners IV, and (iv) 32,398 membership units of IASIS Investment beneficially owned by TPG IASIS Co-Invest II LLC, a Delaware limited liability company (“TPG Co-Invest II” and, together with TPG IASIS III, TPG IASIS IV and TPG Co-Invest I, the “TPG Funds”), whose managing member is Partners IV. David Bonderman and James G. Coulter are directors, officers and sole shareholders of Advisors III and Group Advisors and may therefore be deemed to be the beneficial owners of the TPG Membership Interests. Messrs. Bonderman and Coulter disclaim beneficial ownership of the TPG Membership Interests except to the extent of their pecuniary interest therein. The address of Messrs. Bonderman and Coulter is c/o TPG Capital, L.P., 301 Commerce Street, Suite 3300, Fort Worth, TX 76102. The TPG Funds have the right to designate four out of the seven directors of IASIS Investment (collectively, the “TPG Directors”) and each TPG Director shall have three votes.

(d)	Jonathan J. Coslet and Todd B. Sisitsky are each partners and Greg Kranias is a Principal of TPG Capital, L.P., which is an affiliate of the TPG Funds. None of Messrs. Coslet, Sisitsky or Kranias has voting or investment power over and each disclaims beneficial ownership of the TPG Membership Interests. The address of Messrs. Coslet, Sisitsky and Kranias is c/o TPG Capital, L.P., 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.

(e)	Represents shares of restricted stock and options currently or exercisable within 60 days of December 21, 2011, granted to Messrs. Gorman and Mansukani pursuant to Director Compensation and Restricted Stock Award Agreements.

(f)	Mr. Levy is a managing director of JLL Partners, Inc. which, through its controlling interest in JLL, which owns 18.8% of IASIS Investment, may be deemed to beneficially own 18.8% of the shares of preferred stock and common stock owned by IASIS Investment. Accordingly, Mr. Levy may be deemed to beneficially own 18.8% of the shares of preferred stock and common stock owned by IASIS Investment.

(g)	Sharad Mansukani is a senior advisor of TPG Capital, L.P., which is an affiliate of the TPG Funds. Mr. Mansukani has no voting or investment power over and disclaims beneficial ownership of the TPG Membership Interests. The address of Mr. Mansukani is c/o TPG Capital, L.P., 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.

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

The board of directors has not made a determination as to whether each director is “independent” because all of the members of our board have been appointed by our equity sponsors. Pursuant to the limited liability company operating agreement of IASIS Investment, JLL is entitled to nominate two directors to the IAS board of directors. TPG is entitled to nominate the remaining directors. Messrs. Levy and Lightcap serve on the IAS board of directors as designees of JLL. The remaining directors serve as designees of TPG. The right of JLL to nominate two directors is subject to its ownership percentage in IASIS Investment remaining at or above 9.4%. In the event JLL’s ownership percentage in IASIS Investment falls below 9.4%, but is at least 4.7%, JLL will have the right to nominate one director. If JLL’s ownership percentage falls below 4.7%, it will not have the right to nominate any directors. The agreement also places certain restrictions on the transfer of membership interests in IASIS Investment. JLL and Trimaran have the right to participate in certain dispositions by TPG and can be required to participate on the same terms in any sale by TPG in excess of a specified percentage of its collective interest.

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

Management Services Agreement

We entered into a management services agreement with affiliates of TPG, JLL and Trimaran. The management services agreement provides that in exchange for consulting and management advisory services that will be provided to us by the investors, we will pay an aggregate monitoring fee of 0.25% of budgeted net revenue up to a maximum of $5.0 million per fiscal year to these parties (or certain of their respective affiliates) and reimburse them for their reasonable disbursements and out-of-pocket expenses. This monitoring fee will be subordinated to the Senior Notes in the event of a bankruptcy of the company. For each of the years ended September 30, 2011, 2010 and 2009, we paid $5.0 million in monitoring fees under the management services agreement.

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

During fiscal year 2011, there were no transactions between our company and a related person requiring disclosure under applicable securities laws.

Item 14.	Principal Accountant Fees and Services.

The following table sets forth the aggregate fees for services related to fiscal years 2011 and 2010 provided by Ernst & Young LLP, our principal accountants:

	September 30,	September 30,
	Fiscal 2011	Fiscal 2010

Audit Fees (a)	$1,205,098	$1,002,700
Audit-Related Fees (b)	175,000	2,000
Tax Fees	27,948	7,300
All Other Fees (c)	—	—

(a)	Audit Fees represent fees billed for professional services rendered for the audit of our annual financial statements and review of our quarterly financial statements, and audit services provided in connection with other statutory or regulatory filings.

(b)	Audit-Related Fees represent fees billed for assurance services related to the audit of our financial statements, as well as certain due diligence projects.

(c)	All Other Fees represent fees for services provided to us not otherwise included in the categories above.

During fiscal 2011, we reviewed our existing practices regarding the use of our independent auditors to provide non-audit and consulting services, to ensure compliance with SEC proposals. Our audit committee pre-approval policy provides that our independent auditors may provide certain non-audit services which do not impair the auditors’ independence. In that regard, our audit committee must pre-approve all audit services provided to our company, as well as all non-audit services provided by our company’s independent auditors. This policy is administered by our senior corporate financial management, which reports throughout the year to our audit committee. Our audit committee pre-approved all audit and non-audit services provided by Ernst & Young LLP during fiscal years 2011 and 2010.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	1. Financial Statements: See Item 8

2.	Financial Statement Schedules: Not Applicable

3.	Exhibits: See the Index to Exhibits at the end of this report, which is incorporated herein by reference.

(b)	Exhibits: See the Index to Exhibits at the end of this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IASIS HEALTHCARE LLC

Date: December 21, 2011	By:	/s/ W. Carl Whitmer
W. Carl Whitmer
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David R. White David R. White	Chairman of the Board	December 21, 2011

/s/ W. Carl Whitmer W. Carl Whitmer	Chief Executive Officer and President and Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC) (Principal Executive Officer)	December 21, 2011

/s/ John M. Doyle John M. Doyle	Chief Financial Officer (Principal Financial and Accounting Officer)	December 21, 2011

/s/ Jonathan J. Coslet Jonathan J. Coslet	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 21, 2011

/s/ David Dupree David Dupree	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 21, 2011

/s/ Kirk E. Gorman Kirk E. Gorman	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 21, 2011

/s/ Greg Kranias Greg Kranias	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 21, 2011

/s/ Todd B. Sisitsky Todd B. Sisitsky	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 21, 2011

/s/ Paul S. Levy Paul S. Levy	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 21, 2011

/s/ Jeffrey C. Lightcap Jeffrey C. Lightcap	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 21, 2011

/s/ Sharad Mansukani Sharad Mansukani	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 21, 2011

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report or proxy material has been sent to security holders.

EXHIBIT INDEX

Exhibit No	Description of Exhibits

3.1	Certificate of Formation of IASIS Healthcare LLC, as filed with the Secretary of State of the State of Delaware on May 11, 2004 (incorporated by reference to the Company’s Registration Statement on Form S-4 (Comm. File No. 333-117362)).

3.2	Limited Liability Company Agreement of IASIS Healthcare LLC dated as of May 11, 2004 (incorporated by reference to the Company’s Registration Statement on Form S-4 (Comm. File No. 333-117362)).

4.1	Indenture, dated as of May 3, 2011, among IASIS Healthcare LLC, IASIS Capital Corporation, the Guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 8.375% Senior Notes due 2019 (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 6, 2011 (Comm. File No. 333-117362)).

4.2	Registration Rights Agreement dated as of May 3, 2011 by and among IASIS Healthcare LLC, IASIS Capital Corporation, the Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., Citigroup Global Markets Inc., Goldman, Sachs & Co., J.P. Morgan Securities LLC, Deutsche Bank Securities Inc. and SunTrust Robinson Humphrey, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 6, 2011 (Comm. File No. 333-117362)).

4.3	Restatement Agreement, dated as of May 3, 2011, among IASIS Healthcare LLC, IASIS Healthcare Corporation, the lenders party thereto and Bank of America, N.A., as administrative agent and attached thereto as Exhibit A, the Amended and Restated Credit Agreement, dated as of May 3, 2011, among IASIS Healthcare LLC, IASIS Healthcare Corporation, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer and each lender from time to time party thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 6, 2011 (Comm. File No. 333-117362)).

10.1*	Form of Indemnification Agreement (incorporated by reference to the Company’s Registration Statement on Form S-4 (Comm. File No. 333-117362)).

10.2	Contract between Arizona Health Care Cost Containment System and Health Choice Arizona (including Amendment No. 1 thereto), effective as of October 1, 2008 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (Comm. File No. 333-117362)).

10.3	Amendment No. 2 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of January 15, 2009 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 (Comm. File No. 333-117362)).

10.4	Amendment No. 3 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of May 1, 2009 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 (Comm. File No. 333-117362)).

10.5	Amendment No. 4 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of August 1, 2009 (incorporated by reference to the Company’s Annual Report on
Form 10-K for the fiscal year ended September 30, 2009 (Comm. File No. 333-117362)).

10.6	Amendment No. 5 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of August 1, 2009 (incorporated by reference to the Company’s Annual Report on
Form 10-K for the fiscal year ended September 30, 2009 (Comm. File No. 333-117362)).

10.7	Amendment No. 6 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2009 (incorporated by reference to the Company’s Annual Report on
Form 10-K for the fiscal year ended September 30, 2009 (Comm. File No. 333-117362)).

10.8	Amendment No. 7 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2009 (incorporated by reference to the Company’s Annual Report on
Form 10-K for the fiscal year ended September 30, 2009 (Comm. File No. 333-117362)).

10.9	Amendment No. 8 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2009 (incorporated by reference to the Company’s Annual Report on
Form 10-K for the fiscal year ended September 30, 2009 (Comm. File No. 333-117362)).

Exhibit No	Description of Exhibits

10.10	Amendment No. 9 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2009 (incorporated by reference to the Company’s Annual Report on
Form 10-K for the fiscal year ended September 30, 2009 (Comm. File No. 333-117362)).

10.11	Amendment No. 10 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2010 (incorporated by reference to the Company’s Annual Report on
Form 10-K for the fiscal year ended September 30, 2010 (Comm. File No. 333-117362)).

10.12	Amendment No. 11 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2009 (incorporated by reference to the Company’s Annual Report on
Form 10-K for the fiscal year ended September 30, 2010 (Comm. File No. 333-117362)).

10.13	Amendment No. 12 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2009 (incorporated by reference to the Company’s Annual Report on
Form 10-K for the fiscal year ended September 30, 2010 (Comm. File No. 333-117362)).

10.14	Amendment No. 16 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2011 (incorporated by reference to the Company’s Registration Statement on Form S-4 (Comm. File No. 333-117620)).

10.15	Information System Agreement, dated February 23, 2000, between McKesson Information Solutions LLC and IASIS Healthcare Corporation, as amended (incorporated by reference to the Company’s Registration Statement on Form S-4 (Comm. File No. 333-117362)). (1)

10.16*	Employment Agreement, dated as of September 30, 2010, by and between IASIS Healthcare Corporation and W. Carl Whitmer (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2010 (Comm. File No. 333-117362)).

10.17*	Employment Agreement, dated September 30, 2010, by and between IASIS Healthcare Corporation and John M. Doyle (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2010 (Comm. File No. 333-117362)).

10.18*	Employment Agreement, dated October 11, 2010, by and between IASIS Healthcare Corporation and Phillip J. Mazzuca (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 15, 2010 (Comm. File No. 333-117362)).

10.19*	Agreement for Severance Benefits and Restrictive Covenants, dated as of March 1, 2001, by and between IASIS Management Company and Carolyn Rose (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (Comm. File No. 333-117362)).

10.20*	Form of Roll-over Option Letter Agreement (incorporated by reference to the Company’s Registration Statement on Form S-4 (Comm. File No. 333-117362)).

10.21*	Amended and Restated IASIS Healthcare Corporation 2004 Stock Option Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 15, 2010 (Comm. File No. 333-117362)).

10.22*	Management Services Agreement dated as of June 22, 2004 by and among IASIS Healthcare LLC, Trimaran Fund II, L.L.C., Trimaran Parallel Fund II, L.P., Trimaran Capital L.L.C., CIBC Employee Private Equity Partners (Trimaran), CIBC MB Inc., JLL Partners Inc., TPG IASIS IV LLC, TPG IASIS III LLC, TPG IASIS Co-Invest I LLC and TPG IASIS Co-Invest II LLC (incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-117362)).

10.23	Investor Rights Agreement dated as of June 22, 2004, by and between IASIS Investment LLC and IASIS Healthcare Corporation (incorporated by reference to the Company’s Registration Statement on Form S-4 (Comm. File No. 333-117362)).

10.24*	Form of Management Stockholders Agreement between IASIS Healthcare Corporation and W. Carl Whitmer (incorporated by reference to the Company’s Registration Statement on Form S-4 (Comm. File No. 333-117362)).

10.25*	Form of Management Stockholders Agreement under IASIS Healthcare Corporation 2004 Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-4 (Comm. File No. 333-117362)).

Exhibit No	Description of Exhibits

10.26*	Form of Stock Option Grant Agreement under IASIS Healthcare Corporation 2004 Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-4 (Comm. File No. 333-117362)).

10.27*	Stock Option Award Agreement, dated October 11, 2010, by and between IASIS Healthcare Corporation and W. Carl Whitmer (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 15, 2010 (Comm. File No. 333-117362)).

10.28*	Stock Option Award Agreement, dated October 11, 2010, by and between IASIS Healthcare Corporation and John M. Doyle (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 15, 2010 (Comm. File No. 333-117362)).

10.29*	Stock Option Agreement, dated October 11, 2010, by and between IASIS Healthcare Corporation and Phillip J. Mazzuca (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 15, 2010 (Comm. File No. 333-117362)).

10.30*	Form of Management Stockholders Agreement for Rollover Options (incorporated by reference to the Company’s Registration Statement on Form S-4 (Comm. File No. 333-117362)).

10.31*	IASIS Corporate Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-4 (Comm. File No. 333-117362)).

10.32*	IASIS Market Executive Incentive Program (incorporated by reference to the Company’s Registration Statement on Form S-4 (Comm. File No. 333-117362)).

10.33*	Director Compensation and Restricted Share Award Agreement, dated as of February 14, 2005, between IASIS Healthcare Corporation and Kirk Gorman (incorporated by reference to the Company’s Current Report on
Form 8-K filed on February 18, 2005 (Comm. File No. 333-117362)).

10.34*	Director Compensation and Restricted Share Award Agreement, dated as of April 14, 2005, between IASIS Healthcare Corporation and Sharad Mansukani (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 20, 2005 (Comm. File No. 333-117362)).

10.35*	IASIS Healthcare Non-Qualified Deferred Compensation Program (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006 (Comm. File No. 333-117362)).

10.36	Supplement No. 1, dated as of October 1, 2010, to the Guaranty dated as of April 27, 2007 among IASIS Healthcare Corporation, certain subsidiaries of IASIS Healthcare LLC from time to time party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 (Comm. File No. 333-117362)).

10.37	Supplement No. 1, dated as of October 1, 2010, to the Amended and Restated Security Agreement dated as of April 27, 2007 among IASIS Healthcare Corporation, IASIS Healthcare LLC, certain subsidiaries of IASIS Healthcare LLC from time to time party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 (Comm. File No. 333-117362)).

10.38*	Agreement, effective as of October 31, 2010, by and between IASIS Healthcare Corporation and David R. White (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 21, 2010 (Comm. File No. 333-117362)).

Exhibit No	Description of Exhibits

10.39*	Employment Agreement, dated as of December 19, 2011, by and between IASIS Healthcare Corporation and Frank A. Coyle.

14	Code of Ethics (incorporated by reference to IASIS Healthcare Corporation’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (Comm. File No. 333-194521)).

21	Subsidiaries of IASIS Healthcare Corporation.

31.1	Certification of Principal Executive Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, filed with the SEC on December 20, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets at September 30, 2011 and 2010, (ii) the consolidated statements of operations for the years ended September 30, 2011, 2010 and 2009, (iii) the consolidated statements of equity for the years ended September 30, 2011, 2010 and 2009, (iv) the consolidated statements of cash flows for the years ended September 30, 2011, 2010 and 2009, and (v) the notes to the consolidated financial statements (tagged as blocks of text). (2)

*	Management compensatory plan or arrangement

(1)	Portions of this exhibit have been omitted and filed separately with the Commission pursuant to a grant of confidential treatment pursuant to Rule 24(b)-2 promulgated under the Securities Exchange Act of 1934, as amended.

(2)	The XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.