Form 10-Q
period 2011-12-31
IASIS Healthcare LLC
filed 2012-02-14
CIK 1294632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

As of February 14, 2012, 100% of the registrant’s common interests outstanding (all of which are privately owned and are not traded on any public market) were owned by IASIS Healthcare Corporation, its sole member.

i

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	September 30,	September 30,
	December 31, 2011	September 30, 2011
	(Unaudited)

ASSETS

Current assets
Cash and cash equivalents	$83,996	$147,327
Accounts receivable, less allowance for doubtful accounts of $214,040 and $185,481 at December 31, 2011 and September 30, 2011, respectively	303,597	277,932
Inventories	69,185	68,330
Deferred income taxes	39,153	40,415
Prepaid expenses and other current assets	74,103	72,914

Total current assets	570,034	606,918

Property and equipment, net	1,164,487	1,167,920
Goodwill	807,009	808,651
Other intangible assets, net	31,454	32,779
Other assets, net	76,056	63,509

Total assets	$2,649,040	$2,679,777

LIABILITIES AND EQUITY

Current liabilities
Accounts payable	$103,737	$92,805
Salaries and benefits payable	47,076	58,379
Accrued interest payable	9,522	30,045
Medical claims payable	75,357	85,723
Other accrued expenses and other current liabilities	86,786	100,830
Current portion of long-term debt and capital lease obligations	13,855	14,020

Total current liabilities	336,333	381,802

Long-term debt and capital lease obligations	1,861,545	1,864,749
Deferred income taxes	131,465	131,018
Other long-term liabilities	97,726	78,441

Non-controlling interests with redemption rights	97,594	95,977

Equity
Member’s equity	114,565	118,000
Non-controlling interests	9,812	9,790

Total equity	124,377	127,790

Total liabilities and equity	$2,649,040	$2,679,777

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands)

	September 30,	September 30,
	Quarter Ended December 31,
	2011	2010

Net revenue
Acute care revenue	$543,214	$471,688
Less: Provision for bad debts	(70,279)	(59,614)

Acute care revenue, net	472,935	412,074
Premium revenue	150,738	202,192

Net revenue	623,673	614,266

Costs and expenses
Salaries and benefits (includes stock-based compensation of $500 and $496, respectively)	223,964	189,913
Supplies	84,170	76,436
Medical claims	124,245	171,334
Rentals and leases	12,266	11,166
Other operating expenses	113,983	97,126
Medicaid EHR incentive payments	(6,677)	—
Interest expense, net	34,940	16,877
Depreciation and amortization	28,534	24,046
Management fees	1,250	1,250

Total costs and expenses	616,675	588,148

Earnings from continuing operations before gain on disposal of assets and income taxes	6,998	26,118
Gain on disposal of assets, net	240	345

Earnings from continuing operations before income taxes	7,238	26,463
Income tax expense	3,605	9,189

Net earnings from continuing operations	3,633	17,274
Loss from discontinued operations, net of income taxes	(48)	(3,208)

Net earnings	3,585	14,066
Net earnings attributable to non-controlling interests	(2,232)	(2,320)

Net earnings attributable to IASIS Healthcare LLC	$1,353	$11,746

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

(In Thousands)

	September 30,	September 30,	September 30,	September 30,
	Non-controlling Interests with Redemption Rights	Member’s Equity	Non- controlling Interests	Total Equity

Balance at September 30, 2011	$95,977	$118,000	$9,790	$127,790
Net earnings	2,186	1,353	46	1,399
Distributions to non-controlling interests	(3,279)	—	(24)	(24)
Acquisition related adjustments to redemption value of non-controlling interests with redemption rights	(1,720)	—	—	—
Other	(794)	—	—	—
Stock-based compensation	—	500	—	500
Other comprehensive income	—	(70)	—	(70)
Income tax benefit from exercised employee stock options	—	6	—	6
Adjustment to redemption value of non-controlling interests with redemption rights	5,224	(5,224)	—	(5,224)

Balance at December 31, 2011	$97,594	$114,565	$9,812	$124,377

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	September 30,	September 30,
	Quarter Ended December 31,
	2011	2010
Cash flows from operating activities
Net earnings	$3,585	$14,066
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	28,534	24,046
Amortization of loan costs	1,902	810
Stock-based compensation	500	496
Deferred income taxes	3,067	2,539
Income tax benefit from stock-based compensation	6	—
Income tax benefit from parent company interest	—	2,240
Fair value change in interest rate hedges	(845)	—
Amortization of other comprehensive loss	1,234	—
Gain on disposal of assets, net	(240)	(345)
Loss from discontinued operations, net	48	3,208
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	(26,860)	(8,334)
Inventories, prepaid expenses and other current assets	(2,839)	(5,956)
Accounts payable, other accrued expenses and other accrued liabilities	(40,766)	(26,048)

Net cash provided by (used in) operating activities — continuing operations	(32,674)	6,722
Net cash used in operating activities — discontinued operations	(27)	(240)

Net cash provided by (used in) operating activities	(32,701)	6,482

Cash flows from investing activities
Purchases of property and equipment, net	(24,357)	(15,360)
Cash paid for acquisitions, net	602	(1,880)
Change in other assets, net	1,171	515

Net cash used in investing activities	(22,584)	(16,725)

Cash flows from financing activities
Payment of debt and capital lease obligations	(3,745)	(1,933)
Debt financing costs incurred	(998)	—
Distributions to non-controlling interests	(3,303)	(3,089)

Net cash used in financing activities	(8,046)	(5,022)

Change in cash and cash equivalents	(63,331)	(15,265)
Cash and cash equivalents at beginning of period	147,327	144,511

Cash and cash equivalents at end of period	$83,996	$129,246

Supplemental disclosure of cash flow information
Cash paid for interest	$53,182	$26,514

Cash paid for income taxes, net	$13	$5

Supplemental disclosure of non-cash investing and financing activities
Capital lease obligations resulting from acquisition	$—	$7,708

See accompanying notes.

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements as of and for the quarters ended December 31, 2011 and 2010, reflect the financial position, results of operations and cash flows of IASIS Healthcare LLC (“IASIS” or the “Company”). The Company’s sole member and parent company is IASIS Healthcare Corporation (“Holdings” or “IAS”).

IASIS owns and operates acute care hospitals primarily located in high-growth urban and suburban markets. At December 31, 2011, the Company owned or leased 18 acute care hospital facilities and one behavioral health hospital facility, with a total of 4,365 licensed beds, located in seven regions:

•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	Tampa-St. Petersburg, Florida;

•	five cities in Texas, including Houston and San Antonio;

•	Las Vegas, Nevada;

•	West Monroe, Louisiana; and

•	Woodland Park, Colorado.

The Company also owns and operates Health Choice Arizona, Inc. (“Health Choice” or the “Plan”), a Medicaid and Medicare managed health plan in Phoenix, Arizona.

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated balance sheet of the Company at September 30, 2011, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

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

General and Administrative

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include the IASIS corporate office costs, which were $12.3 million and $10.0 million for the quarters ended December 31, 2011 and 2010, respectively.

Subsequent Events Consideration

The Company has evaluated its financial statements and disclosures for the impact of subsequent events up to the date of filing its quarterly report on Form 10-Q with the Securities and Exchange Commission.

2. ACUTE CARE REVENUE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

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

Net patient revenue is reported at the estimated net realizable amounts from third-party payors and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with third-party payors. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and are adjusted, if necessary, in future periods when final settlements are determined. The Company also records a provision for bad debts related to uninsured accounts to record its self-pay accounts receivable at the estimated amounts expected to be collected.

The sources of the Company’s net patient revenue by payor are summarized as follows, and are reflected before of the provision for bad debts:

	September 30,	September 30,
	Quarter Ended December 31,
	2011	2010
Medicare	23.8%	23.8%
Managed Medicare	7.3%	8.2%
Medicaid and managed Medicaid	15.5%	13.8%
Managed care and other	39.6%	40.0%
Self-pay	13.8%	14.2%

Total	100.0%	100.0%

Allowance For Doubtful Accounts

The provision for bad debts and the allowance for doubtful accounts relate primarily to amounts due directly from patients. The Company’s estimation of the allowance for doubtful accounts is based primarily upon the type and age of the patient accounts receivable and the effectiveness of collection efforts. The Company’s policy is to reserve a portion of all self-pay receivables, including amounts due from the uninsured and amounts related to co-payments and deductibles, as these charges are recorded. The Company monitors accounts receivable balances and the effectiveness of reserve policies on a monthly basis and review various analytics to support the basis for estimates. These efforts primarily consist of reviewing the following:

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

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company regularly performs hindsight procedures to evaluate historical write-off and collection experience throughout the year to assist in determining the reasonableness of the process for estimating the allowance for doubtful accounts. The Company does not pursue collection of amounts related to patients who qualify for charity care under the Company’s guidelines. Charity care accounts are deducted from gross revenue and do not affect the provision for bad debts.

At December 31, 2011 and September 30, 2011, the Company’s self-pay receivables, including amounts due from uninsured patients and co-payment and deductible amounts due from insured patients, were $262.7 million and $241.1 million, respectively. At December 31, 2011 and September 30, 2011, the Company’s allowance for doubtful accounts was $214.0 million and $185.5 million, respectively. The increase in the allowance for doubtful accounts is due primarily to an increase in self-pay revenue. For the quarter ended December 31, 2011, self-pay admissions as a percentage of total admissions were 7.2%, compared to 6.0% in the prior year quarter.

3. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations consist of the following (in thousands):

	September 30,	September 30,
	December 31, 2011	September 30, 2011
Senior secured term loan facility	$1,012,676	$1,015,055
8.375% senior notes due 2019	844,367	844,175
Capital leases and other obligations	18,357	19,539

	1,875,400	1,878,769

Less current maturities	13,855	14,020

	$1,861,545	$1,864,749

As of December 31, 2011, the senior secured term loan facility balance reflects an original issue discount (“OID”) of $4.6 million, which is net of accumulated amortization of $488,000. The 8.375% senior notes due 2019 (the “Senior Notes”) balance reflects an OID of $5.6 million, which is net of accumulated amortization of $512,000.

$1.325 Billion Senior Secured Credit Facilities

The Company is party to a senior credit agreement (the “Restated Credit Agreement”). The Restated Credit Agreement provides for senior secured financing of up to $1.325 billion consisting of (1) a $1.025 billion senior secured term loan facility with a seven-year maturity and (2) a $300.0 million senior secured revolving credit facility with a five-year maturity, of which up to $150.0 million may be utilized for the issuance of letters of credit (together, the “Senior Secured Credit Facilities”). Principal under the senior secured term loan facility is due in consecutive equal quarterly installments in an aggregate annual amount equal to 1% of the original principal amount of $1.025 billion, with the remaining balance due upon maturity of the senior secured term loan facility. The senior secured revolving credit facility does not require installment payments.

Borrowings under the senior secured term loan facility bear interest at a rate per annum equal to, at the Company’s option, either (1) a base rate (the “base rate”) determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of Bank of America, N.A. and (c) a one-month LIBOR rate, subject to a floor of 1.25%, plus 1.00%, in each case, plus a margin of 2.75% per annum or (2) the LIBOR rate for the interest period relevant to such borrowing, subject to a floor of 1.25%, plus a margin of 3.75% per annum. Borrowings under the senior secured revolving credit facility generally bear interest at a rate per annum equal to, at the Company’s option, either (1) the base rate plus a margin of 2.50% per annum, or (2) the LIBOR rate for the interest period relevant to such borrowing plus a margin of 3.50% per annum. In addition to paying interest on outstanding principal under the Senior Secured Credit Facilities, the Company is required to pay a commitment fee on the unutilized commitments under the senior secured revolving credit facility, as well as pay customary letter of credit fees and agency fees.

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

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Restated Credit Agreement contains certain restrictive covenants, including, among other things: (1) limitations on the incurrence of debt and liens; (2) limitations on investments other than, among other exceptions, certain acquisitions that meet certain conditions; (3) limitations on the sale of assets outside of the ordinary course of business; (4) limitations on dividends and distributions; and (5) limitations on transactions with affiliates, in each case, subject to certain exceptions. The Restated Credit Agreement also contains certain customary events of default, including, without limitation, a failure to make payments under the Senior Secured Credit Facilities, cross-defaults, certain bankruptcy events and certain change of control events.

8.375% Senior Notes due 2019

The Company, together with its wholly owned subsidiary IASIS Capital Corporation (“IASIS Capital”) (together, the “Issuers”), have issued $850.0 million aggregate principal amount of Senior Notes, which mature on May 15, 2019, pursuant to an indenture, dated as of May 3, 2011, among the Issuers and certain of the Issuers’ wholly owned domestic subsidiaries that guarantee the Senior Secured Credit Facilities (the “Notes Guarantors”) (the “Indenture”). The Indenture provides that the Senior Notes are general unsecured, senior obligations of the Issuers, and initially will be unconditionally guaranteed on a senior unsecured basis.

The Senior Notes bear interest at a rate of 8.375% per annum, payable semi-annually, in cash in arrears, on May 15 and November 15 of each year.

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

4. INTEREST RATE SWAPS

In March 2009, the Company executed interest rate swap agreements with Citibank, N.A. (“Citibank”) and Wachovia Bank, N.A. (currently Wells Fargo Bank, N.A.), as counterparties, with notional amounts totaling $425.0 million, of which $225.0 million expired on February 28, 2011. As of December 31, 2011, two interest rate swap agreements remain in effect with each agreement having a notional amount of $100.0 million expiring on February 29, 2012. Under the remaining agreements, the Company is required to make monthly fixed rate payments to the counterparties, as calculated on the notional amounts, at an annual fixed rate of 2.0%. The counterparties are obligated to make monthly floating rate payments to the Company based on the one-month LIBOR rate. The Company completes periodic assessments of the effectiveness of its cash flow hedges and determined that these cash flow hedges are ineffective subsequent to March 31, 2011, as a result of the Company’s refinancing transaction in May 2011, which established a LIBOR floor applicable to borrowings under the Senior Secured Credit Facilities, the source of the Company’s variable rate debt. Accordingly, an $845,000 gain resulting from the change in fair value of these hedging instruments has been reflected as a component

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

of interest expense in the accompanying unaudited condensed consolidated statement of operations for the quarter ended December 31, 2011. No gain or loss has been reflected in the accompanying unaudited condensed consolidated statement of operations for the quarter ended December 31, 2010, as these cash flow hedges were determined to be highly effective.

In August 2011, the Company executed forward starting interest rate swaps with Citibank and Barclays Bank PLC, as counterparties, with notional amounts totaling $350.0 million, each agreement effective March 31, 2013 and expiring between September 30, 2014 and September 30, 2016. Under these agreements, the Company will be required to make quarterly fixed rate payments at annual rates ranging from 1.6% to 2.2%. The counterparties will be obligated to make quarterly floating rate payments to the Company based on the three-month LIBOR rate, each subject to a floor of 1.25%. Additionally, in August 2011, the Company executed a forward starting interest rate cap with Citibank, as counterparty, with a notional amount of $350.0 million and a cap rate of 1.75%, effective March 1, 2012 and expiring March 31, 2013. The Company completed an assessment of these cash flow hedges during the quarter ended December 31, 2011, and determined that these hedges were highly effective. Accordingly, no gain or loss has been reflected in the accompanying unaudited condensed consolidated statement of operations related to these hedges, and the change in fair value has been included in accumulated other comprehensive loss as a component of member’s equity.

September 30,
Effective Dates	Total Notional Amounts
(in thousands)

Interest Rate Swaps
Expiring on February 29, 2012	$200,000
Effective from March 31, 2013 to September 30, 2014	50,000
Effective from March 31, 2013 to September 30, 2015	100,000
Effective from March 31, 2013 to September 30, 2016	200,000

Interest Rate Cap
Effective from March 1, 2012 to March 31, 2013	$350,000

The fair value of the Company’s interest rate hedges at December 31, 2011 and September 30, 2011, reflect liability balances of $3.6 million and $3.1 million, respectively, and are included in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets. The fair value of the Company’s interest rate hedges reflects a liability because the effect of the forward LIBOR curve on future interest payments results in less interest due to the Company under the variable rate component included in the interest rate hedging agreements, as compared to the amount due the Company’s counterparties under the fixed interest rate component.

5. ACQUISITIONS

Fiscal 2011

Effective May 1, 2011, the Company acquired a 79.1% equity ownership interest in St. Joseph Medical Center (“St. Joseph”), a 792-licensed bed acute care hospital facility located in downtown Houston, Texas, in exchange for cash consideration of $156.8 million, subject to changes in net assets. In accordance with the purchase agreement, independent investors, most of whom are physicians on the medical staff of St. Joseph, retained an aggregate 20.9% ownership interest in the hospital. This acquisition was accounted for as a business combination; therefore the Company allocated the purchase price to assets acquired or liabilities assumed based on their fair values. The excess of the purchase price allocation over those fair values was recorded as goodwill. The Company’s third party valuation of acquired assets has been finalized, and the appropriate fair values have been reflected in the accompanying unaudited condensed consolidated balance sheet at December 31, 2011.

Effective October 1, 2010, the Company acquired Brim Holdings, Inc. (“Brim”) in a cash-for-stock transaction valued at $95.0 million, subject to changes in net working capital. Brim operates Wadley Regional Medical Center (“Wadley”), a 370-licensed bed acute care hospital facility located in Texarkana, Texas, and Pikes Peak Regional Hospital (“Pikes Peak”), a 15-licensed bed critical access acute care hospital facility, in Woodland Park, Colorado, through operating lease agreements with separate parties. The Brim acquisition was accounted for as a business combination; therefore, the Company allocated the purchase price of these facilities to the assets acquired or liabilities assumed based on their fair values. The excess of the purchase price allocation over those fair values was recorded as goodwill.

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. GOODWILL

The following table presents the changes in the carrying amount of goodwill (in thousands):

	September 30,	September 30,	September 30,
	Acute Care	Health Choice	Total
Balance at September 30, 2011	$802,894	$5,757	$808,651
Adjustments related to acquisitions	(1,642)	—	(1,642)

Balance at December 31, 2011	$801,252	$5,757	$807,009

7. COMPREHENSIVE INCOME

Comprehensive income consists of two components: net earnings and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that under authoritative accounting guidance related to comprehensive income are recorded as elements of equity, but are excluded from net earnings. The following table presents the components of comprehensive income, net of income taxes (in thousands):

	September 30,	September 30,
	Quarter Ended December 31,
	2011	2010
Net earnings	$3,585	$14,066
Change in fair value of highly effective interest rate hedges	(1,344)	1,560
Amortization of other comprehensive loss related to ineffective interest rate hedges	1,234	—
Change in income tax expense	(40)	(577)

Comprehensive income	$3,435	$15,049

The components of accumulated other comprehensive loss, net of income taxes, are as follows (in thousands):

	September 30,	September 30,
	December 31, 2011	September 30, 2011
Fair value of interest rate hedges	$(4,052)	$(3,942)
Income tax benefit	1,515	1,475

Accumulated other comprehensive loss	$(2,537)	$(2,467)

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

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Professional, General and Workers’ Compensation Liability Risks

The Company is subject to claims and legal actions in the ordinary course of business, including but not limited to claims relating to patient treatment and personal injuries. To cover these types of claims, the Company maintains professional and general liability insurance in excess of self-insured retentions through a commercial insurance carrier in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is currently not a party to any such proceedings that, in the Company’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company expenses an estimate of the costs it expects to incur under the self-insured retention exposure for professional and general liability claims using historical claims data, demographic factors, severity factors, current incident logs and other actuarial analysis. At December 31, 2011 and September 30, 2011, the Company’s professional and general liability accrual for asserted and unasserted claims totaled $70.9 million and $60.1 million, respectively.

The Company is subject to claims and legal actions in the ordinary course of business relative to workers’ compensation matters. To cover these types of claims, the Company maintains workers’ compensation insurance coverage with a self-insured retention. The Company accrues the costs of workers’ compensation claims based upon estimates derived from its claims experience.

Health Choice

Health Choice has entered into capitated contracts whereby the Plan provides managed healthcare services in exchange for fixed periodic and supplemental payments from the Arizona Health Care Cost Containment System (“AHCCCS”) and the Centers for Medicare & Medicaid Services (“CMS”). These services are provided regardless of the actual costs incurred to provide these services. The Company receives reinsurance and other supplemental payments from AHCCCS to cover certain costs of healthcare services that exceed certain thresholds. The Company believes that current capitated payments received, together with reinsurance and other supplemental payments, are sufficient to pay for the services Health Choice is obligated to deliver. As of December 31, 2011, the Company has provided a performance guaranty in the form of letters of credit totaling $48.3 million for the benefit of AHCCCS to support Health Choice’s obligations under its contract to provide and pay for the healthcare services. The amount of the performance guaranty is generally based, in part, upon the membership in the Plan and the related capitation revenue paid to Health Choice.

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

Other

In November 2010, the Department of Justice (“DOJ”) sent a letter to IAS, the parent company of IASIS, requesting a 12-month tolling agreement in connection with an investigation into Medicare claims submitted by our hospitals in connection with the implantation of implantable cardioverter defibrillators (“ICDs”) during the period 2003 to the present. At that time, neither the precise number of procedures, number of claims, nor the hospitals involved were identified by the DOJ. The Company understands that the government is conducting a national initiative with respect to ICD procedures involving a number of healthcare providers and is seeking information in order to determine if ICD implantation procedures were performed in accordance with Medicare coverage requirements. On January 11, 2011, IAS entered into the tolling agreement with the DOJ and, subsequently, the DOJ has provided IAS with a list of 194 procedures involving ICDs at 14 hospitals which are the subject of further medical necessity review by the DOJ. IAS is cooperating fully with the government and, to date, the DOJ has not asserted any claim against the Company’s hospitals. In October 2011, the government proposed, and IAS agreed, to extend the tolling agreement for one year.

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. RECENT ACCOUNTING PRONOUNCEMENTS

Newly Adopted

In July 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-7, “Health Care Entities “ (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities. ASU 2011-7 requires healthcare organizations to present their provision for doubtful accounts related to patient service revenue as a deduction from revenue, similar to contractual discounts. In addition, all healthcare organizations will be required to provide certain disclosures designed to help users understand how contractual discounts and bad debts affect recorded revenue in both interim and annual financial statements. ASU 2011-7 is required to be applied retrospectively and is effective for public companies for fiscal years, and interim periods within those years, beginning December 15, 2011, with early adoption permitted. The Company has early adopted this guidance effective October 1, 2011, and the change in presentation and additional disclosures are included in the Company’s unaudited condensed consolidated statements of operations and in Note 2.

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

In August 2010, the FASB issued ASU No. 2010-24, “Health Care Entities” (Topic 954): Presentation of Insurance Claims and Related Insurance Recoveries. This ASU eliminates the practice of netting claim liabilities with expected related insurance recoveries for balance sheet presentation. Claim liabilities are to be determined with no regard for recoveries and presented gross. Expected recoveries are presented separately. The Company has adopted this guidance effective October 1, 2011, and the change in presentation has been reflected in the Company’s unaudited condensed consolidated balance sheet as of December 31, 2011.

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

Recently Issued

In August 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other” (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption is permitted. ASU 2011-08 is not expected to significantly impact the Company’s financial position, results of operations or cash flows.

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

	September 30,	September 30,	September 30,	September 30,
	For the Quarter Ended December 31, 2011
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue	$543,214	$—	$—	$543,214
Less: Provision for bad debts	(70,279)	—	—	(70,279)

Acute care revenue, net	472,935	—	—	472,935
Premium revenue	—	150,738	—	150,738
Revenue between segments	1,629	—	(1,629)	—

Net revenue	474,564	150,738	(1,629)	623,673

Salaries and benefits (excludes stock-based compensation)	218,337	5,127	—	223,464
Supplies	84,119	51	—	84,170
Medical claims	—	125,874	(1,629)	124,245
Rentals and leases	11,886	380	—	12,266
Other operating expenses	108,297	5,686	—	113,983
Medicaid EHR incentive payments	(6,677)	—	—	(6,677)

Adjusted EBITDA(1)	58,602	13,620	—	72,222

Interest expense, net	34,940	—	—	34,940
Depreciation and amortization	27,656	878	—	28,534
Stock-based compensation	500	—	—	500
Management fees	1,250	—	—	1,250

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(5,744)	12,742	—	6,998
Gain on disposal of assets, net	240	—	—	240

Earnings (loss) from continuing operations before income taxes	$(5,504)	$12,742	$—	$7,238

Segment assets	$2,331,018	$318,022		$2,649,040

Capital expenditures	$23,781	$576		$24,357

Goodwill	$801,252	$5,757		$807,009

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	September 30,	September 30,	September 30,	September 30,
	For the Quarter Ended December 31, 2010
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue	$471,688	$—	$—	$471,688
Less: Provision for bad debts	(59,614)	—	—	(59,614)

Acute care revenue, net	412,074	—	—	412,074
Premium revenue	—	202,192	—	202,192
Revenue between segments	2,660	—	(2,660)	—

Net revenue	414,734	202,192	(2,660)	614,266

Salaries and benefits (excludes stock-based compensation)	184,394	5,023	—	189,417
Supplies	76,392	44	—	76,436
Medical claims	—	173,994	(2,660)	171,334
Rentals and leases	10,722	444	—	11,166
Other operating expenses	90,830	6,296	—	97,126

Adjusted EBITDA(1)	52,396	16,391	—	68,787

Interest expense, net	16,877	—	—	16,877
Depreciation and amortization	23,151	895	—	24,046
Stock-based compensation	496	—	—	496
Management fees	1,250	—	—	1,250

Earnings from continuing operations before gain on disposal of assets and income taxes	10,622	15,496	—	26,118
Gain on disposal of assets, net	345	—	—	345

Earnings from continuing operations before income taxes	$10,967	$15,496	$—	$26,463

Segment assets	$2,059,986	$326,396		$2,386,382

Capital expenditures	$15,360	$—		$15,360

Goodwill	$792,637	$5,757		$798,394

(1)	Adjusted EBITDA represents net earnings from continuing operations before interest expense, income tax expense, depreciation and amortization, stock-based compensation, gain (loss) on disposal of assets and management fees. Management fees represent monitoring and advisory fees paid to TPG, the Company’s majority financial sponsor, and certain other members of IASIS Investment LLC, majority shareholder of IAS. Management routinely calculates and communicates adjusted EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within the healthcare industry to evaluate hospital performance, allocate resources and measure leverage capacity and debt service ability. In addition, the Company uses adjusted EBITDA as a measure of performance for its business segments and for incentive compensation purposes. Adjusted EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net earnings, cash flows generated by operating, investing, or financing activities or other financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance or liquidity. Adjusted EBITDA, as presented, differs from what is defined under the Company’s senior secured credit facilities and may not be comparable to similarly titled measures of other companies.

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Senior Notes described in Note 3 are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s existing domestic subsidiaries, other than non-guarantor subsidiaries, which include Health Choice and the Company’s non-wholly owned subsidiaries. The guarantees are subject to customary release provisions set forth in the Indenture for the Senior Notes.

Summarized unaudited condensed consolidating balance sheets at December 31, 2011 and September 30, 2011, unaudited condensed consolidating statements of operations and cash flows for the quarters ended December 31, 2011 and 2010, for the Company, segregating the parent company issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, are found below. Prior year amounts have been reclassified to conform to the current year presentation.

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

IASIS Healthcare LLC

Condensed Consolidating Balance Sheet (unaudited)

December 31, 2011

(in thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,
	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$73,718	$10,278	$—	$83,996
Accounts receivable, net	—	112,360	191,237	—	303,597
Inventories	—	25,553	43,632	—	69,185
Deferred income taxes	39,153	—	—	—	39,153
Prepaid expenses and other current assets	—	38,202	35,901	—	74,103

Total current assets	39,153	249,833	281,048	—	570,034

Property and equipment, net	—	363,568	800,919	—	1,164,487
Intercompany	—	(238,199)	238,199	—	—
Net investment in and advances to subsidiaries	2,029,575	—	—	(2,029,575)	—
Goodwill	7,283	68,156	731,570	—	807,009
Other intangible assets, net	—	8,204	23,250	—	31,454
Other assets, net	36,583	21,884	17,589	—	76,056

Total assets	$2,112,594	$473,446	$2,092,575	$(2,029,575)	$2,649,040

Liabilities and Equity
Current liabilities
Accounts payable	$—	$34,270	$69,467	$—	$103,737
Salaries and benefits payable	—	21,529	25,547	—	47,076
Accrued interest payable	9,522	(3,221)	3,221	—	9,522
Medical claims payable	—	—	75,357	—	75,357
Other accrued expenses and other current liabilities	—	28,037	58,749	—	86,786
Current portion of long-term debt and capital lease obligations	10,250	3,605	24,942	(24,942)	13,855

Total current liabilities	19,772	84,220	257,283	(24,942)	336,333

Long-term debt and capital lease obligations	1,846,792	14,753	660,463	(660,463)	1,861,545
Deferred income taxes	131,465	—	—	—	131,465
Other long-term liabilities	—	97,106	620	—	97,726

Total liabilities	1,998,029	196,079	918,366	(685,405)	2,427,069

Non-controlling interests with redemption rights	—	97,594	—	—	97,594

Equity
Member’s equity	114,565	169,961	1,174,209	(1,344,170)	114,565
Non-controlling interests	—	9,812	—	—	9,812

Total equity	114,565	179,773	1,174,209	(1,344,170)	124,377

Total liabilities and equity	$2,112,594	$473,446	$2,092,575	$(2,029,575)	$2,649,040

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

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations

For the Quarter Ended December 31, 2011 (unaudited)

(in thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,
	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Net revenue
Acute care revenue	$—	$191,865	$352,978	$(1,629)	$543,214
Less: Provision for bad debts	—	(29,843)	(40,436)	—	(70,279)

Acute care revenue, net	—	162,022	312,542	(1,629)	472,935
Premium revenue	—	—	150,738	—	150,738

Net revenue	—	162,022	463,280	(1,629)	623,673

Costs and expenses
Salaries and benefits	—	97,548	126,416	—	223,964
Supplies	—	30,407	53,763	—	84,170
Medical claims	—	—	125,874	(1,629)	124,245
Rentals and leases	—	4,959	7,307	—	12,266
Other operating expenses	—	33,019	80,964	—	113,983
Medicaid EHR incentive payments	—	(1,718)	(4,959)	—	(6,677)
Interest expense, net	34,940	—	11,978	(11,978)	34,940
Depreciation and amortization	—	10,975	17,559	—	28,534
Management fees	1,250	(7,619)	7,619	—	1,250
Equity in earnings of affiliates	(29,142)	—	—	29,142	—

Total costs and expenses	7,048	167,571	426,521	15,535	616,675

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(7,048)	(5,549)	36,759	(17,164)	6,998
Gain on disposal of assets, net	—	237	3	—	240

Earnings (loss) from continuing operations before income taxes	(7,048)	(5,312)	36,762	(17,164)	7,238
Income tax expense	3,605	—	—	—	3,605

Net earnings (loss) from continuing operations	(10,653)	(5,312)	36,762	(17,164)	3,633
Gain (loss) from discontinued operations, net of income taxes	28	(19)	(57)	—	(48)

Net earnings (loss)	(10,625)	(5,331)	36,705	(17,164)	3,585
Net earnings attributable to non-controlling interests	—	(2,232)	—	—	(2,232)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(10,625)	$(7,563)	$36,705	$(17,164)	$1,353

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations

For the Quarter Ended December 31, 2010 (unaudited)

(in thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,
	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Net revenue
Acute care revenue	$—	$184,835	$289,513	$(2,660)	$471,688
Less: Provisions for bad debts	—	(25,493)	(34,121)	—	(59,614)

Total Acute care revenue, net		159,342	255,392	(2,660)	412,074
Premium revenue	—	—	202,192	—	202,192

Net revenue	—	159,342	457,584	(2,660)	614,266

Costs and expenses
Salaries and benefits	—	93,343	96,570	—	189,913
Supplies	—	30,767	45,669	—	76,436
Medical claims	—	—	173,994	(2,660)	171,334
Rentals and leases	—	4,590	6,576	—	11,166
Other operating expenses	—	32,728	64,398	—	97,126
Interest expense, net	16,877	—	10,390	(10,390)	16,877
Depreciation and amortization	—	9,996	14,050	—	24,046
Management fees	1,250	(6,181)	6,181	—	1,250
Equity in earnings of affiliates	(26,789)	—	—	26,789	—

Total costs and expenses	(8,662)	165,243	417,828	13,739	588,148

Earnings (loss) from continuing operations before gain (loss) on disposal of assets and income taxes	8,662	(5,901)	39,756	(16,399)	26,118
Gain (loss) on disposal of assets, net	—	364	(19)	—	345

Earnings (loss) from continuing operations before income taxes	8,662	(5,537)	39,737	(16,399)	26,463
Income tax expense	9,189	—	—	—	9,189

Net earnings (loss) from continuing operations	(527)	(5,537)	39,737	(16,399)	17,274
Earnings (loss) from discontinued operations, net of income taxes	1,883	(5,031)	(60)	—	(3,208)

Net earnings (loss)	1,356	(10,568)	39,677	(16,399)	14,066
Net earnings attributable to non-controlling interests	—	(2,320)	—	—	(2,320)

Net earnings (loss) attributable to IASIS Healthcare LLC	$1,356	$(12,888)	$39,677	$(16,399)	$11,746

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

IASIS Healthcare LLC

Condensed Consolidating Statement of Cash Flows

For the Quarter Ended December 31, 2011 (unaudited)

(in thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,
	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities
Net earnings (loss)	$(10,625)	$(5,331)	$36,705	$(17,164)	$3,585
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	10,975	17,559	—	28,534
Amortization of loan costs	1,902	—	—	—	1,902
Stock-based compensation	500	—	—	—	500
Deferred income taxes	3,067	—	—	—	3,067
Income tax benefit from stock-based compensation	6	—	—	—	6
Fair value change in interest rate hedges	(845)	—	—	—	(845)
Amortization of other comprehensive loss	1,234	—	—	—	1,234
Gain on disposal of assets, net	—	(237)	(3)	—	(240)
Loss from discontinued operations, net	(28)	19	57	—	48
Equity in earnings of affiliates	(29,142)	—	—	29,142	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	—	(10,378)	(16,482)	—	(26,860)
Inventories, prepaid expenses and other current assets	—	(20,759)	17,920	—	(2,839)
Accounts payable, other accrued expenses and other accrued liabilities	(20,523)	10,123	(30,366)	—	(40,766)

Net cash provided by (used in) operating activities — continuing operations	(54,454)	(15,588)	25,390	11,978	(32,674)
Net cash provided by (used in) operating activities — discontinued operations	(28)	1	—	—	(27)

Net cash provided by (used in) operating activities	(54,482)	(15,587)	25,390	11,978	(32,701)

Cash flows from investing activities
Purchases of property and equipment, net	—	(15,038)	(9,319)	—	(24,357)
Cash paid for acquisitions, net	—	602	—	—	602
Change in other assets, net	—	17,336	(16,165)	—	1,171

Net cash provided by (used in) investing activities	—	2,900	(25,484)	—	(22,584)

Cash flows from financing activities
Payment of debt and capital lease obligations	(2,563)	—	(1,182)	—	(3,745)
Debt financing costs incurred	(998)	—	—	—	(998)
Distributions to non-controlling interests	—	(3,303)	—	—	(3,303)
Change in intercompany balances with affiliates, net	58,043	(50,354)	4,289	(11,978)	—

Net cash provided by (used in) financing activities	54,482	(53,657)	3,107	(11,978)	(8,046)

Change in cash and cash equivalents	—	(66,344)	3,013	—	(63,331)
Cash and cash equivalents at beginning of period	—	140,062	7,265	—	147,327

Cash and cash equivalents at end of period	$—	$73,718	$10,278	$—	$83,996

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

IASIS Healthcare LLC

Condensed Consolidating Statement of Cash Flows

For the Quarter Ended December 31, 2010 (unaudited)

(in thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,
	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities
Net earnings (loss)	$1,356	$(10,568)	$39,677	$(16,399)	$14,066
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	9,996	14,050	—	24,046
Amortization of loan costs	810	—	—	—	810
Stock-based compensation	496	—	—	—	496
Deferred income taxes	2,539	—	—	—	2,539
Income tax benefit from parent company interest	2,240	—	—	—	2,240
Loss (gain) on disposal of assets, net	—	(364)	19	—	(345)
Loss (earnings) from discontinued operations, net	(1,883)	5,031	60	—	3,208
Equity in earnings of affiliates	(26,789)	—	—	26,789	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	—	(4,451)	(3,883)	—	(8,334)
Inventories, prepaid expenses and other current assets	—	(12,280)	6,324	—	(5,956)
Accounts payable, other accrued expenses and other accrued liabilities	(10,428)	(2,654)	(12,966)	—	(26,048)

Net cash provided by (used in) operating activities — continuing operations	(31,659)	(15,290)	43,281	10,390	6,722
Net cash provided by (used in) operating activities — discontinued operations	(1,883)	1,643	—	—	(240)

Net cash provided by (used in) operating activities	(33,542)	(13,647)	43,281	10,390	6,482

Cash flows from investing activities
Purchases of property and equipment, net	—	(6,597)	(8,763)	—	(15,360)
Cash paid for acquisitions, net	—	(574)	(1,306)	—	(1,880)
Change in other assets, net	—	(3,826)	4,341	—	515

Net cash used in investing activities	—	(10,997)	(5,728)	—	(16,725)

Cash flows from financing activities
Payment of debt and capital lease obligations	(1,474)	—	(459)	—	(1,933)
Distributions to non-controlling interests	—	(3,089)	—	—	(3,089)
Change in intercompany balances with affiliates, net	35,016	7,145	(31,771)	(10,390)	—

Net cash provided by (used in) financing activities	33,542	4,056	(32,230)	(10,390)	(5,022)

Change in cash and cash equivalents	—	(20,588)	5,323	—	(15,265)
Cash and cash equivalents at beginning of period	—	143,599	912	—	144,511

Cash and cash equivalents at end of period	$—	$123,011	$6,235	$—	$129,246

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements, the notes to our unaudited condensed consolidated financial statements and the other financial information appearing elsewhere in this report. Data for the quarters ended December 31, 2011 and 2010, has been derived from our unaudited condensed consolidated financial statements. References herein to “we,” “our” and “us” are to IASIS Healthcare LLC and its subsidiaries. References herein to “IAS” are to IASIS Healthcare Corporation, our parent company.

FORWARD LOOKING STATEMENTS

Some of the statements we make in this report are forward-looking within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations including, but not limited to, the discussions of our operating and growth strategy (including possible acquisitions and dispositions), financing needs, projections of revenue, income or loss, capital expenditures and future operations. Those risks and uncertainties include, among others, changes in governmental healthcare programs that could reduce our revenues; the uncertain impact of federal health reform; the possibility of Health Choice Arizona, Inc.’s (“Health Choice” or the “Plan”) contract with the Arizona Health Care Cost Containment System (“AHCCCS”) being discontinued and changes in the payment structure under that contract, as well as an inability to control costs at Health Choice; shifts in payor mix from commercial and managed care payors to Medicaid and managed Medicaid; our ability to retain and negotiate reasonable contracts with managed care plans; a growth in the level of uncompensated care at our hospitals; our ability to recruit and retain quality physicians and medical professionals; competition from other hospitals and healthcare providers impacting our patient volume; our failure to continually enhance our hospitals with the most recent technological advances in diagnostic and surgical equipment; the federal health reform law’s significant restrictions on hospitals that have physician owners; a failure of our information systems that would adversely affect our ability to properly manage our operations; failure to effectively and timely implement electronic health record systems; claims brought against our facilities for malpractice, product liability and other legal grounds; difficulties with the integration of acquisitions that may disrupt our ongoing operations; our dependence on key management personnel; potential responsibilities and costs under environmental laws; the possibility of a decline in the fair value of our reporting units that could result in a material non-cash charge to earnings; the risks and uncertainties related to our ability to generate sufficient cash to service our existing indebtedness; our substantial level of indebtedness; the possibility of an increase in interest rates, which would increase the cost of servicing our debt; and the risks associated with us being owned by equity sponsors who have the ability to control our financial decisions. Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results in future periods to differ materially from those anticipated in the forward-looking statements. Those risks and uncertainties, among others discussed in this report, are detailed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, and in our subsequent filings with the Securities and Exchange Commission (the “SEC”).

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

EXECUTIVE OVERVIEW

We are a leading owner and operator of acute care hospitals primarily located in high-growth urban and suburban markets. We operate our hospitals with a strong community focus by offering and developing healthcare services targeted to the needs of the markets we serve, promoting strong relationships with physicians and working with local managed care plans. At December 31, 2011, we owned or leased 18 acute care hospital facilities and one behavioral health hospital facility, with a total of 4,365 licensed beds, located in seven regions:

•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	Tampa-St. Petersburg, Florida;

•	five cities in Texas, including Houston and San Antonio;

•	Las Vegas, Nevada;

•	West Monroe, Louisiana; and

•	Woodland Park, Colorado.

We also own and operate Health Choice, a Medicaid and Medicare managed health plan in Phoenix, Arizona, that serves over 186,000 members.

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

The American Recovery and Reinvestment Act of 2009 provides for Medicare and Medicaid incentive payments that began in calendar year 2011 for eligible hospitals and professionals that implement certified electronic health records (“EHR”) technology and adopt the related meaningful use requirements. We will recognize income related to the Medicare or Medicaid incentive payments as we are able to satisfy all appropriate contingencies, which includes completing attestations as to our eligible hospitals adopting, implementing or demonstrating meaningful use of certified EHR technology, and additionally for Medicare incentive payments, deferring income until the related Medicare fiscal year has passed and cost report information used to determine the final amount of reimbursement is known. Included in our unaudited condensed consolidated statement of operations for the quarter ended December 31, 2011, is $6.7 million of operating income related to Medicaid EHR incentive payments received during the quarter. We have incurred and will continue to incur both capital costs and operating expenses in order to implement our certified EHR technology and meet meaningful use requirements. These costs and expenses are projected to continue during all stages of our certified EHR technology and meaningful use implementation. As a result, the timing of the expense recognition will not correlate with the receipt of the incentive payments and the recognition of revenues.

Payor Mix Shift

Like others in the hospital industry, we have experienced a shift in our patient volumes and revenue from commercial and managed care payors to self-pay and Medicaid, including managed Medicaid. This has resulted in pressures on pricing and operating margins created from providing the same level of patient care, but for less reimbursement. This shift is reflective of continued high unemployment and the resulting increases in both states’ Medicaid rolls and the uninsured population. Additionally, we have recently experienced growth in our self-pay revenue, resulting in large part, from an increase in the volume of uninsured patients, particularly in Arizona where the state has implemented measures to reduce Medicaid enrollment. We believe the decline in managed care volume and revenue mix is not only indicative of the depressed labor market, but also utilization behavior of the insured population resulting from higher deductible and co-insurance plans implemented by employers, which, in turn, has resulted in the deferral of elective and non-emergent procedures. Given the high rate of unemployment and its impact on the economy, particularly in the markets we serve, we expect the elevated levels in our self-pay and Medicaid payor mixes to continue until the U.S. economy experiences an economic recovery that includes job growth and a meaningful decline in unemployment.

State Medicaid Budgets

The states in which we operate have experienced budget constraints as a result of increased costs and lower than expected tax collections. Many states have experienced or project near term shortfalls in their budgets, and economic conditions may increase these budget pressures. Health and human services programs, including Medicaid and similar programs, represent a significant portion of state budgets. The states in which we operate, including Texas and Arizona, have responded to these budget concerns by decreasing funding for Medicaid and other healthcare programs, and by making structural changes that have resulted in a reduction in hospital reimbursement. In addition, many states are seeking waivers from the Centers for Medicare and Medicaid Services (“CMS”) in order to implement or expand their managed Medicaid programs. The Texas legislature and the Texas Health and Human Services Commission (“THHSC”) have recommended expanding managed Medicaid enrollment in the state. On December 12, 2011, CMS approved a Medicaid waiver that: (1) allows Texas to expand its managed Medicaid program, while preserving hospital funding; (2) provides incentive payments for healthcare improvements; and (3) directs more funding to hospitals that serve large numbers of uninsured patients.

In July 2011, in connection with the state of Texas’ reduced funding for Medicaid services in fiscal 2012, the THHSC issued a final rule implementing a statewide acute care hospital inpatient Standard Dollar Amount (“SDA”) rate, along with an 8% reduction in Medicaid hospital outpatient reimbursement. The THHSC also rebased all MS-DRG relative weights concurrent with this SDA rate change. The new statewide SDA rate includes certain add-on adjustments for geographic wage-index, indirect medical education and trauma services. However, the new statewide SDA rate does not include add-on adjustments for higher acuity services, such as neonatal and other women’s services, which are utilized by a majority of the Medicaid patients we serve at our Texas hospitals.

Arizona’s budget for fiscal year 2011 included a reduction in funding for Medicaid through the elimination of Medicaid coverage for certain services and a rate cut of up to 5% for all Medicaid providers, which began in April 2011. Included as part of the state’s fiscal 2012 budget legislation was an additional 5% cut to provider reimbursement effective October 1, 2011, and a state-wide reduction of approximately 120,000 eligible Medicaid beneficiaries, which represents approximately 9.5% of the total Medicaid population in the state and includes approximately 105,000 childless adults, both of which were recently approved by CMS under the confines of the Health Reform Law. This reduction in eligible enrollees is to be accomplished over a twelve month period, which began July 2011, through enrollment caps, attrition and more stringent eligibility requirements. Additionally, AHCCCS has implemented a tiered profit sharing plan, which will be administered through an annual reconciliation process with participating managed Medicaid health plans and will effectively limit our net profit margins for fiscal year 2012. If additional Medicaid spending cuts or other program changes are implemented in the future in Arizona or other states in which we operate, our revenue and earnings could be significantly impacted.

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

Medicare no longer pays hospitals additional amounts for the treatment of certain preventable adverse events, also known as HACs, unless the conditions were present at admission. The Health Reform Law also prohibits the use of federal funds under the Medicaid program to reimburse providers for treating HACs. Further, beginning in federal fiscal year 2015, hospitals that rank in the worst 25% of all hospitals nationally for HACs in the previous year will receive reduced Medicare reimbursements. The Health Reform Law contains a number of other provisions that further tie reimbursement to quality and efficiency. For example, hospitals that have “excessive readmissions” for specified conditions will receive reduced reimbursement. In addition, the Health Reform Law requires the Department of Health and Human Services (the “Department”) to implement a value-based purchasing program for inpatient hospital services. Beginning in federal fiscal year 2013, the Department will reduce inpatient hospital payments for all discharges by a percentage specified by statute and pool the total amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards established by the Department.

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

Uncompensated Care

Like others in the hospital industry, we continue to experience high levels of uncompensated care, including discounts to the uninsured, bad debts and charity care. These elevated levels are driven by the number of uninsured and under-insured patients seeking care at our hospitals, particularly in Arizona where the state has taken measures to reduce its Medicaid enrollment, the increased acuity levels at which these patients are presenting for treatment, primarily resulting from economic pressures and their related decisions to defer care, increasing healthcare costs and other factors beyond our control, such as increases in the amount of co-payments and deductibles as employers continue to pass more of these costs on to their employees. In addition, as a result of high unemployment and its continued impact on the economy, we believe that our hospitals may continue to experience high levels of or possibly growth in the level of uncompensated care they provide. During the quarter ended December 31, 2011, our uncompensated care as a percentage of acute care revenue was 19.9%, compared to 18.7% in the prior year quarter.

We continue to monitor our self-pay admissions on a daily basis and continue to focus on the efficiency of our emergency rooms, point-of-service cash collections, Medicaid eligibility automation and process-flow improvements. While we continue to be successful at qualifying many uninsured patients for Medicaid or other third-party coverage, which has helped to alleviate some of the pressure created from the growth in our uncompensated care, we continue to experience delays associated with the administrative functions of the Medicaid qualification process at the state levels. These delays are not indicative of eligibility issues, but rather staffing cut-backs as states continue working to address their budgetary issues.

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

The percentages of our insured and uninsured gross hospital receivables, net of discounts and contractual adjustments recorded at the time of billing (prior to allowances for contractual adjustments and doubtful accounts), are summarized as follows:

	September 30,	September 30,
	December 31, 2011	September 30, 2011
Insured receivables	59.1%	59.5%
Uninsured receivables	40.9%	40.5%

Total	100.0%	100.0%

The percentages of hospital receivables in summarized aging categories are as follows:

	September 30,	September 30,
	December 31, 2011	September 30, 2011
0 to 90 days	68.6%	68.1%
91 to 180 days	18.9%	19.3%
Over 180 days	12.5%	12.6%

Total	100.0%	100.0%

Revenue and Volume Trends

Net revenue for the quarter ended December 31, 2011, increased 1.5% to $623.7 million, compared to $614.3 million in the prior year quarter. Net revenue is comprised of acute care revenue, which is recorded net of the provision for bad debts as required by newly adopted authoritative accounting guidance, and premium revenue. Acute care revenue, which includes the impact of the St. Joseph Medical Center (“St. Joseph”) acquisition effective May 1, 2011, contributed $60.9 million to the increase in net revenue for the quarter ended December 31, 2011, while premium revenue at Health Choice declined $51.5 million.

Acute Care Revenue

Acute care revenue is comprised of net patient revenue and other revenue. A large percentage of our hospitals’ net patient revenue consists of fixed payment, discounted sources, including Medicare, Medicaid and managed care organizations. Reimbursement for Medicare and Medicaid services are often fixed regardless of the cost incurred or the level of services provided. Similarly, a greater percentage of the managed care companies we contract with reimburse providers on a fixed payment basis regardless of the costs incurred or the level of services provided. Net patient revenue is reported net of discounts and contractual adjustments. The contractual adjustments principally result from differences between the hospitals’ established charges and payment rates under Medicare, Medicaid and various managed care plans. Additionally, discounts and contractual adjustments result from our uninsured discount and charity care programs. Due to accounting guidance effective October 1, 2011, net patient revenue is now reported net of the provision for doubtful accounts. Other revenue includes medical office building rental income and other miscellaneous revenue.

Certain of our acute care hospitals receive supplemental Medicaid reimbursement, including reimbursement from programs for participating private hospitals that enter into indigent care affiliation agreements with public hospitals or county governments in the state of Texas. Under the CMS-approved programs, affiliated hospitals, including our Texas hospitals, have expanded the community healthcare safety net by providing indigent healthcare services. Participation in indigent care affiliation agreements by our Texas hospitals has resulted in additional acute care revenue by virtue of the hospitals’ entitlement to supplemental Medicaid inpatient reimbursement. Revenue recognized under these Texas private supplemental Medicaid reimbursement programs for the quarter ended December 31, 2011, was $19.7 million, compared to $17.3 million in the prior year quarter. The Texas private supplemental Medicaid reimbursement programs are currently being reviewed by the THHSC, which, on December 12, 2011, received CMS approval of a waiver allowing Texas to continue receiving supplemental Medicaid reimbursement while expanding its Medicaid managed care program. Due to the recent approval of the Medicaid waiver and the nature of ongoing deliberations with advocacy groups, we are unable to estimate the impact, if any, this will have on our revenue and earnings.

Admissions and adjusted admissions increased 20.7% and 17.9%, respectively, for the quarter ended December 31, 2011, compared to the prior year quarter. On a same-facility basis, admissions and adjusted admissions increased 4.7% and 3.4%, respectively, for the quarter ended December 31, 2011, compared to the prior year quarter.

On a same-facility basis, our volume has benefitted from increases in inpatient surgeries, which increased 1.9% for the quarter ended December 31, 2011, and sub-acute services, including psychiatric and rehabilitation care, which increased 11.9% for the same period, respectively, each compared to the prior year quarter. Despite these improvements, hospital volumes continue to be negatively impacted, in part, by an overall industry-wide decline in obstetric related services, the impact of high unemployment and patient decisions to defer or cancel elective procedures, general primary care and other non-emergent healthcare procedures until their conditions become more acute, all resulting from the impact of the current economic environment. The deferral of non-emergent procedures has also been facilitated by an increase in the number of high deductible employer sponsored health plans, which ultimately shifts more of the medical cost responsibility onto the patient.

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

The sources of our net patient revenue by payor are summarized as follows, and are reflected before of the provision for bad debts:

	September 30,	September 30,
	Quarter Ended December 31,
	2011	2010
Medicare	23.8%	23.8%
Managed Medicare	7.3%	8.2%
Medicaid and managed Medicaid	15.5%	13.8%
Managed care and other	39.6%	40.0%
Self-pay	13.8%	14.2%

Total	100.0%	100.0%

Our net patient revenue payor mix for the quarter ended December 31, 2011, is impacted by the St. Joseph acquisition, which includes a higher percentage of Medicaid and managed Medicaid.

Net patient revenue per adjusted admission, which includes the impact of the provision for bad debts as a component of acute care revenue, decreased 3.0% for the quarter ended December 31, 2011, compared to the prior year quarter. On a same-facility basis, net patient revenue per adjusted admission decreased 1.2% for the quarter ended December 31, 2011, compared to the prior year quarter. While we continue to receive rate increases from our managed care payors, our overall pricing has been negatively affected by the impact of high unemployment and other industry pressures, which has resulted in increased bad debt expense and reductions in Medicaid funding as states address their budgeting issues by implementing rate cuts on providers, which has caused a decline in pricing related to Medicaid and managed Medicaid volumes. As states continue working through their budgetary issues, any additional cuts to Medicaid funding would negatively impact our future pricing and earnings.

See “Item 1 — Business — Sources of Acute Care Revenue” and “Item 1 — Business — Government Regulation and Other Factors” included in our Annual Report on Form 10-K filed with the SEC on December 21, 2011, for a description of the types of payments we receive for services provided to patients enrolled in the traditional Medicare plan, managed Medicare plans, Medicaid plans, managed Medicaid plans and managed care plans. In those sections, we also discussed the unique reimbursement features of the traditional Medicare plan, including the annual Medicare regulatory updates published by CMS that impact reimbursement rates for services provided under the plan. The future potential impact to reimbursement for certain of these payors under the Health Reform Law is also addressed in such Annual Report on Form 10-K.

Premium Revenue

Most of the premium revenue at Health Choice is derived through a contract with AHCCCS to provide specified health services to qualified Medicaid enrollees through contracted providers. AHCCCS is the state agency that administers Arizona’s Medicaid program. The contract requires Health Choice to arrange for healthcare services for enrolled Medicaid patients in exchange for fixed monthly premiums, based upon negotiated per capita member rates, and supplemental payments from AHCCCS. Health Choice also contracts with CMS to provide coverage as a Medicare Advantage Prescription Drug (“MAPD”) Special Needs Plan (“SNP”). This contract allows Health Choice to offer Medicare and Part D drug benefit coverage to new and existing dual-eligible members (i.e., those that are eligible for Medicare and Medicaid). Effective for this 2012 plan year, SNPs are required to meet additional CMS requirements, including requirements relating to model of care, cost-sharing, disclosure of information and reporting of quality measures.

Premium revenue generated under the AHCCCS and CMS contracts with Health Choice represented 23.9% of our consolidated net revenue for the quarter ended December 31, 2011, compared to 32.9% in the prior year quarter. The decline in premium revenue as a percentage of consolidated net revenue is the result of our recent St. Joseph acquisition and a loss of covered lives in our Medicaid product line, which declined approximately 5.4% for the quarter ended December 31, 2011, compared to the prior year quarter. The loss in membership in our Medicaid product line is the result of efforts by the state of Arizona to balance its budget, which includes the implementation of a plan to reduce its Medicaid enrollees, particularly related to childless adults, by approximately 9.5% during its 2012 fiscal year. As a result of these measures, we anticipate further reductions in premium revenue and earnings at Health Choice during our 2012 fiscal year.

Health Choice operates in what is currently a difficult state budgetary environment in Arizona. As of October 1, 2011, AHCCCS implemented a tiered profit sharing plan, which followed two recently enacted 5% cuts in hospital reimbursement rates for services provided to state Medicaid enrollees. One hospital association has filed suit against AHCCCS in federal court, alleging that the rate cuts leave hospitals with reimbursement rates significantly below actual cost of services in violation of federal law. We cannot provide any assurances that such litigation or similar efforts to prevent such rate cuts will be successful.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of significant accounting policies is disclosed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2011. Our critical accounting policies are further described under the caption “Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. There have been no changes in the nature of our critical accounting policies or the application of those policies since September 30, 2011.

SELECTED OPERATING DATA

The following table sets forth certain unaudited operating data for each of the periods presented.

	September 30,	September 30,
	Quarter Ended December 31,
	2011	2010
Acute Care:
Number of acute care hospital facilities at end of period	18	17
Licensed beds at end of period (1)	4,365	3,573
Average length of stay (days) (2)	4.9	4.9
Occupancy rates (average beds in service)	48.9%	45.3%
Admissions (3)	31,634	26,202
Adjusted admissions (4)	53,421	45,312
Patient days (5)	154,810	127,807
Adjusted patient days (4)	252,163	211,696
Net patient revenue per adjusted admission (6)	$8,739	$9,009

Same-Facility Acute Care (7):
Number of acute care hospital facilities at end of period	17	17
Licensed beds at end of period (1)	3,573	3,573
Average length of stay (days) (2)	4.9	4.9
Occupancy rates (average beds in service)	47.7%	45.3%
Admissions (3)	27,422	26,202
Adjusted admissions (4)	46,854	45,312
Patient days (5)	133,769	127,807
Adjusted patient days (4)	219,355	211,696
Net patient revenue per adjusted admission (6)	$8,902	$9,009

Health Choice:
Medicaid covered lives	182,647	193,126
Dual-eligible lives (8)	4,213	4,332
Medical loss ratio (9)	83.5%	86.1%

(1)	Includes St. Luke’s Behavioral Hospital.

(2)	Represents the average number of days that a patient stayed in our hospitals.

(3)	Represents the total number of patients admitted to our hospitals for stays in excess of 23 hours. Management and investors use this number as a general measure of inpatient volume.

(4)	Adjusted admissions and adjusted patient days are general measures of combined inpatient and outpatient volume. We compute adjusted admissions/patient days by multiplying admissions/patient days by gross patient revenue and then dividing that number by gross inpatient revenue.

(5)	Represents the number of days our beds were occupied by inpatients over the period.

(6)	Includes the impact of the provision for bad debts as a component of revenue resulting from the adoption of recent authoritative accounting guidance.

(7)	Excludes the impact of the St. Joseph acquisition, which was effective May 1, 2011.

(8)	Represents members eligible for Medicare and Medicaid benefits under Health Choice’s contract with CMS to provide coverage as a MAPD SNP.

(9)	Represents medical claims expense as a percentage of premium revenue, including claims paid to our hospitals.

RESULTS OF OPERATIONS SUMMARY

Consolidated

The following table sets forth, for the periods presented, our results of consolidated operations expressed in dollar terms and as a percentage of net revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	September 30,	September 30,	September 30,	September 30,
	Quarter Ended December 31, 2011		Quarter Ended December 31, 2010
($ in thousands)	Amount	Percentage	Amount	Percentage
Net revenue:
Acute care revenue, net (1)	$472,935	76.1%	$412,074	67.1%
Premium revenue	150,738	23.9%	202,192	32.9%

Net revenue	623,673	100.0%	614,266	100.0%
Costs and expenses:
Salaries and benefits	223,964	35.9%	189,913	31.0%
Supplies	84,170	13.5%	76,436	12.5%
Medical claims	124,245	19.9%	171,334	27.9%
Rentals and leases	12,266	2.0%	11,166	1.8%
Other operating expenses	113,983	18.3%	97,126	15.8%
Medicaid EHR incentive payments	(6,677)	(1.1%)	—	—
Interest expense, net	34,940	5.6%	16,877	2.7%
Depreciation and amortization	28,534	4.6%	24,046	3.9%
Management fees	1,250	0.2%	1,250	0.2%

Total costs and expenses	616,675	98.9%	588,148	95.8%

Earnings from continuing operations before gain on disposal of assets and income taxes	6,998	1.1%	26,118	4.2%
Gain on disposal of assets, net	240	0.0%	345	0.0%

Earnings from continuing operations before income taxes	7,238	1.1%	26,463	4.2%
Income tax expense	3,605	0.5%	9,189	1.5%

Net earnings from continuing operations	3,633	0.6%	17,274	2.7%
Loss from discontinued operations, net of income taxes	(48)	0.0%	(3,208)	(0.5)%

Net earnings	3,585	0.6%	14,066	2.2%
Net earnings attributable to non-controlling interests	(2,232)	(0.4%)	(2,320)	(0.3%)

Net earnings attributable to IASIS Healthcare LLC	$1,353	0.2%	$11,746	1.9%

(1)	Acute care revenue is net of the provision for bad debts.

Acute Care

The following table and discussion sets forth, for the periods presented, the results of our acute care operations expressed in dollar terms and as a percentage of acute care revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	September 30,	September 30,	September 30,	September 30,
	Quarter Ended December 31, 2011		Quarter Ended December 31, 2010
($ in thousands)	Amount	Percentage	Amount	Percentage
Acute care revenue:
Acute care revenue, net (1)	$472,935	99.7%	$412,074	99.4%
Revenue between segments (2)	1,629	0.3%	2,660	0.6%

Acute care revenue, net	474,564	100.0%	414,734	100.0%

Costs and expenses:
Salaries and benefits	218,837	46.1%	184,890	44.6%
Supplies	84,119	17.7%	76,392	18.4%
Rentals and leases	11,886	2.5%	10,722	2.6%
Other operating expenses	108,297	22.8%	90,830	21.9%
Medicaid EHR incentive payments	(6,677)	(1.4%)	—	—
Interest expense, net	34,940	7.4%	16,877	4.0%
Depreciation and amortization	27,656	5.8%	23,151	5.6%
Management fees	1,250	0.3%	1,250	0.3%

Total costs and expenses	480,308	101.2%	404,112	97.4%

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(5,744)	(1.2)%	10,622	2.6%
Gain on disposal of assets, net	240	0.0%	345	0.0%

Earnings (loss) from continuing operations before income taxes	$(5,504)	(1.2)%	$10,967	2.6%

(1)	Acute care revenue is net of the provision for bad debts.

(2)	Revenue between segments is eliminated in our consolidated results.

Quarters Ended December 31, 2011 and 2010

Acute care revenue — Acute care revenue for the quarter ended December 31, 2011, was $474.6 million, an increase of $59.8 million or 14.4%, compared to $414.7 million in the prior year quarter. The increase in acute care revenue, which includes the impact of the St. Joseph acquisition, is comprised of an increase in adjusted admissions of 17.9%, offset by a decrease in net patient revenue per adjusted admission of 3.0%, which is primarily the result of reductions in Medicaid reimbursement and increased bad debts. For the quarter ended December 31, 2011, self-pay admissions as a percentage of total admissions increased to 7.2%, compared to 6.0% in the prior year quarter.

Net adjustments to estimated third-party payor settlements, also known as prior year contractuals, resulted in an increase in acute care revenue of $78,000 and $1.4 million for the quarters ended December 31, 2011 and 2010, respectively.

Salaries and benefits — Salaries and benefits expense for the quarter ended December 31, 2011, was $218.8 million, or 46.1% of acute care revenue, compared to $184.9 million, or 44.6% of acute care revenue in the prior year quarter. Salaries and benefits expense as a percentage of acute care revenue increased by 1.0% resulting from the pressures on acute care revenue related to reductions in Medicaid reimbursement and increased bad debt expense. The remaining increase is due to the expansion of our employed physician base, which requires additional investments in labor and practice-related costs, including infrastructure and physician support staff.

Supplies — Supplies expense for the quarter ended December 31, 2011, was $84.1 million, or 17.7% of acute care revenue, compared to $76.4 million, or 18.4% of acute care revenue in the prior year quarter. The decrease in supplies expense as a percentage of acute care revenue is primarily the result of a 36.6% increase in our sub-acute services, including psychiatric and rehabilitation care, which includes the impact of our recent St. Joseph acquisition.

Other operating expenses — Other operating expenses for the quarter ended December 31, 2011, were $108.3 million, or 22.8% of acute care revenue, compared to $90.8 million, or 21.9% of acute care revenue in the prior year quarter. The increase in other operating expenses as a percentage of acute care revenue is due to an increase in insurance costs, repairs and maintenance and purchase services, including information technology costs, all which increased a combined 0.9% for the quarter ended December 31, 2011, compared to the prior year quarter.

Interest expense — Interest expense for the quarter ended December 31, 2011, was $34.9 million, compared to $16.9 million in the prior year quarter. The increase in our interest expense is due to our refinancing transaction during the third quarter of fiscal 2011.

Health Choice

The following table and discussion sets forth, for the periods presented, the results of our Health Choice operations expressed in dollar terms and as a percentage of premium revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	September 30,	September 30,	September 30,	September 30,
	Quarter Ended December 31, 2011		Quarter Ended December 31, 2010
($ in thousands)	Amount	Percentage	Amount	Percentage
Premium revenue:
Premium revenue	$150,738	100.0%	$202,192	100.0%

Costs and expenses:
Salaries and benefits	5,127	3.4%	5,023	2.5%
Supplies	51	0.0%	44	0.0%
Medical claims (1)	125,874	83.5%	173,994	86.1%
Other operating expenses	5,686	3.8%	6,296	3.1%
Rentals and leases	380	0.3%	444	0.2%
Depreciation and amortization	878	0.6%	895	0.4%

Total costs and expenses	137,996	91.5%	186,696	92.3%

Earnings before income taxes	$12,742	8.5%	$15,496	7.7%

(1)	Medical claims paid to our hospitals of $1.6 million and $2.7 million for the quarters ended December 31, 2011 and 2010, respectively, are eliminated in our consolidated results.

Quarters Ended December 31, 2011 and 2010

Premium revenue — Premium revenue from Health Choice was $150.7 million for the quarter ended December 31, 2011, a decrease of $51.5 million or 25.4%, compared to $202.2 million in the prior year quarter. The decline in premium revenue is primarily impacted by the efforts of the state of Arizona to reduce its Medicaid enrollment, particularly related to childless adults, which has resulted in a 7.0% decline in member months, and lower capitation rates on a per member per month basis, as the mix of enrollees served changes to included fewer childless adults, which typically receive a higher capitation rate on a monthly basis. Additionally, premium revenue has been impacted by two 5% provider rate reductions that were implemented effective April 1 and October 1, 2011.

Medical claims — Prior to eliminations, medical claims expense was $125.9 million for the quarter ended December 31, 2011, compared to $174.0 million in the prior year quarter. Medical claims expense as a percentage of premium revenue was 83.5% for the quarter ended December 31, 2011, compared to 86.1% in the prior year quarter. The decrease in medical claims as a percentage of premium revenue is impacted primarily by the loss of childless adult lives from its membership rolls, which typically result in higher medical claims costs per member, as well as a decline in general medical utilization, improvements in care management and other operational initiatives.

LIQUIDITY AND CAPITAL RESOURCES

Overview of Cash Flow Activities for the Quarters Ended December 31, 2011 and 2010

Our cash flows are summarized as follows (in thousands):

	September 30,	September 30,
	Quarter Ended December 31,
	2011	2010
Cash flows from operating activities	$(32,701)	$6,482
Cash flows from investing activities	$(22,584)	$(16,725)
Cash flows from financing activities	$(8,046)	$(5,022)

Operating Activities

Operating cash flows decreased $39.2 million for the quarter ended December 31, 2011, compared to the prior year quarter. The decrease is due primarily to temporary delays in the settlement of accounts receivable with certain Medicaid and managed care payors, an increase in cash interest paid resulting from our fiscal 2011 refinancing transaction and payment of our fiscal 2011 incentive compensation accrual.

At December 31, 2011, we had $233.7 million in net working capital, compared to $225.1 million at September 30, 2011. Net accounts receivable increased $25.7 million to $303.6 million at December 31, 2011, from $277.9 million at September 30, 2011. Our days revenue in accounts receivable at December 31, 2011 were 51, compared to 47 at September 30, 2011, and 47 at December 31, 2010.

Investing Activities

Capital expenditures for the quarter ended December 31, 2011, were $24.4 million, compared to $15.4 million in the prior year quarter.

Financing Activities

During the quarter ended December 31, 2011, pursuant to the terms of our senior secured credit facilities, we made principal payments totaling $2.6 million, compared to $1.5 million in the prior year. Additionally, we paid $1.1 million in capital leases and other long-term debt obligations during the quarter ended December 31, 2011, compared to $460,000 in the prior year.

Capital Resources

As of December 31, 2011, we had the following debt arrangements:

•	$1.325 billion senior secured credit facilities; and

•	$850.0 million in 8.375% senior notes due 2019.

At December 31, 2011, amounts outstanding under our senior secured credit facilities consisted of $1.017 billion in term loans. In addition, we had $85.6 million in letters of credit outstanding under the revolving credit facility. The weighted average interest rate of outstanding borrowings under the senior secured credit facilities was 5.0% and 3.4% for the quarters ended December 31, 2011 and 2010, respectively.

$1.325 Billion Senior Secured Credit Facilities

We are party to a senior credit agreement (the “Restated Credit Agreement”). The Restated Credit Agreement provides for senior secured financing of up to $1.325 billion consisting of (1) a $1.025 billion senior secured term loan facility with a seven-year maturity and (2) a $300.0 million senior secured revolving credit facility with a five-year maturity, of which up to $150.0 million may be utilized for the issuance of letters of credit (together, the “Senior Secured Credit Facilities”). Principal under the senior secured term loan facility is due in consecutive equal quarterly installments in an aggregate annual amount equal to 1% of the original principal amount of $1.025 billion, with the remaining balance due upon maturity of the senior secured term loan facility. The senior secured revolving credit facility does not require installment payments.

Borrowings under the senior secured term loan facility bear interest at a rate per annum equal to, at our option, either (1) a base rate (the “base rate”) determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of Bank of America, N.A. and (c) a one-month LIBOR rate, subject to a floor of 1.25%, plus 1.00%, in each case, plus a margin of 2.75% per annum or (2) the LIBOR rate for the interest period relevant to such borrowing, subject to a floor of 1.25%, plus a margin of 3.75% per annum. Borrowings under the senior secured revolving credit facility generally bear interest at a rate per annum equal to, at our option, either (1) the base rate plus a margin of 2.50% per annum, or (2) the LIBOR rate for the interest period relevant to such borrowing plus a margin of 3.50% per annum. In addition to paying interest on outstanding principal under the Senior Secured Credit Facilities, we are required to pay a commitment fee on the unutilized commitments under the senior secured revolving credit facility, as well as pay customary letter of credit fees and agency fees.

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

The Restated Credit Agreement contains certain restrictive covenants, including, among other things: (1) limitations on the incurrence of debt and liens; (2) limitations on investments other than, among other exceptions, certain acquisitions that meet certain conditions; (3) limitations on the sale of assets outside of the ordinary course of business; (4) limitations on dividends and distributions; and (5) limitations on transactions with affiliates, in each case, subject to certain exceptions. The Restated Credit Agreement also contains certain customary events of default, including, without limitation, a failure to make payments under the Senior Secured Credit Facilities, cross-defaults, certain bankruptcy events and certain change of control events.

8.375% Senior Notes due 2019

We and IASIS Capital Corporation (together, the “Issuers”) issued $850.0 million aggregate principal amount of 8.375% senior notes due 2019 (the “Senior Notes”), which mature on May 15, 2019, pursuant to an indenture, dated as of May 3, 2011, among the Issuers and certain of the Issuers’ wholly owned domestic subsidiaries that guarantee the Senior Secured Credit Facilities (the “Notes Guarantors”) (the “Indenture”). The Indenture provides that the Senior Notes are general unsecured, senior obligations of the Issuers, and initially will be unconditionally guaranteed on a senior unsecured basis.

The Senior Notes bear interest at a rate of 8.375% per annum, payable semi-annually, in cash in arrears, on May 15 and November 15 of each year.

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

Other

In March 2009, we executed interest rate swap agreements with Citibank, N.A. (“Citibank”) and Wachovia Bank, N.A. (currently Wells Fargo Bank, N.A.), as counterparties, with notional amounts totaling $425.0 million, of which $225.0 million expired on February 28, 2011. As of December 31, 2011, two interest rate swap agreements remain in effect with each agreement having a notional amount of $100.0 million expiring on February 29, 2012. Under the remaining agreements, we are required to make monthly fixed rate payments to the counterparties, as calculated on the notional amounts, at an annual fixed rate of 2.0%. The counterparties are obligated to make monthly floating rate payments to us based on the one-month LIBOR rate.

In August 2011, we executed forward starting interest rate swaps with Citibank and Barclays Bank PLC (“Barclays”), as counterparties, with notional amounts totaling $350.0 million, each agreement effective March 31, 2013 and expiring between September 30, 2014 and September 30, 2016. Under these agreements, we will be required to make quarterly fixed rate payments to the counterparties at annual rates ranging from 1.6% to 2.2%. The counterparties will be obligated to make quarterly floating rate payments to us based on the three-month LIBOR rate, each subject to a floor of 1.25%. Additionally, in August 2011, we executed an interest rate cap with Citibank, as counterparty, with a notional amount of $350.0 million and a cap rate of 1.75%, effective March 1, 2012 and expiring March 31, 2013.

Capital Expenditures

We plan to finance our proposed capital expenditures with cash generated from operations, borrowings under our Senior Secured Credit Facilities and other capital sources that may become available. We expect our capital expenditures for fiscal 2012 to be $140.0 million to $150.0 million, including the following significant expenditures:

•	$65.0 million to $70.0 million for growth and new business projects;

•	$30.0 million to $35.0 million in replacement or maintenance related projects at our hospitals; and

•	$45.0 million in hardware and software costs related to information systems projects, including healthcare IT stimulus initiatives.

Liquidity

We rely on cash generated from our operations as our primary source of liquidity, as well as available credit facilities, project and bank financings and the issuance of long-term debt. From time to time, we have also utilized operating lease transactions that are sometimes referred to as off-balance sheet arrangements. We expect that our future funding for working capital needs, capital expenditures, long-term debt repayments and other financing activities will continue to be provided from some or all of these sources. Each of our existing and projected sources of cash is impacted by operational and financial risks that influence the overall amount of cash generated and the capital available to us. For example, cash generated by our business operations may be impacted by, among other things, economic downturns, federal and state budget initiatives, weather-related catastrophes and adverse industry conditions. Our future liquidity will be impacted by our ability to access capital markets, which may be restricted due to our credit ratings, general market conditions, leverage capacity and by existing or future debt agreements. For a further discussion of risks that can impact our liquidity, see our risk factors in our Annual Report of Form 10-K for the fiscal year ended September 30, 2011.

Including available cash at December 31, 2011, we have available liquidity as follows (in millions):

September 30,
Cash and cash equivalents	$84.0
Available capacity under our senior secured revolving credit facility	214.4

Net available liquidity at December 31, 2011	$298.4

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

We are unable at this time to extend our evaluation of the sufficiency of our liquidity beyond three years. We cannot assure you, however, that our operating performance will generate sufficient cash flow from operations or that future borrowings will be available under our Senior Secured Credit Facilities, or otherwise, to enable us to grow our business, service our indebtedness, or make anticipated capital expenditures and tax payments. For more information, see our risk factors in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

One element of our business strategy is to selectively pursue acquisitions and strategic alliances in existing and new markets. Any acquisitions or strategic alliances may result in the incurrence of, or assumption by us, of additional indebtedness. We continually assess our capital needs and may seek additional financing, including debt or equity as considered necessary to fund capital expenditures and potential acquisitions or for other corporate purposes. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. For more information, see our risk factors in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

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

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. At December 31, 2011, the following components of our Senior Secured Credit Facilities bear interest at variable rates at specified margins above either the agent bank’s alternate base rate or the LIBOR rate: (i) a $1.025 billion, seven-year term loan; and (ii) a $300.0 million, five-year revolving credit facility. As of December 31, 2011, we had outstanding variable rate debt of $1.017 billion.

We have managed our market exposure to changes in interest rates by implementing a comprehensive interest rate hedging strategy that includes converting variable rate debt to fixed rate debt. We currently have active interest rate swap agreements that provide for notional amounts totaling $200.0 million through February 29, 2012, at a rate of 2.0% in accordance with the terms of these specific agreements. We have executed a forward starting interest rate cap with Citibank, as counterparty, with a notional amount of $350.0 million and a cap rate of 1.75%, effective March 1, 2012, and expiring March 31, 2013. Additionally, we have executed forward starting interest rate swaps with Citibank and Barclays, as counterparties, with notional amounts totaling $350.0 million, each agreement effective March 31, 2013, and expiring between September 30, 2014 and September 30, 2016, at rates ranging from 1.6% to 2.2%. Our interest rate hedging agreements expose us to credit risk in the event of non-performance by our counterparties, Citibank, Barclays and Wells Fargo. However, we do not anticipate non-performance by any of our counterparties.

Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates on our remaining variable rate debt or our consolidated financial position, results of operations or cash flows would not be material. Holding other variables constant, including levels of indebtedness, a 0.125% increase in current interest rates would have no estimated impact on pre-tax earnings and cash flows for the next twelve month period given that interest rates would not exceed the 1.25% LIBOR floor that exists in our Senior Secured Credit Facilities.

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

Evaluations of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2011. Based on this evaluation, the principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In November 2010, the Department of Justice (“DOJ”) sent a letter to IAS, the parent company of IASIS, requesting a 12-month tolling agreement in connection with an investigation into Medicare claims submitted by our hospitals in connection with the implantation of implantable cardioverter defibrillators (“ICDs”) during the period 2003 to the present. At that time, neither the precise number of procedures, number of claims, nor the hospitals involved were identified by the DOJ. We understand that the government is conducting a national initiative with respect to ICD procedures involving a number of healthcare providers and is seeking information in order to determine if ICD implantation procedures were performed in accordance with Medicare coverage requirements. On January 11, 2011, IAS entered into the tolling agreement with the DOJ and, subsequently, the DOJ has provided IAS with a list of 194 procedures involving ICDs at 14 hospitals which are the subject of further medical necessity review by the DOJ. IAS is cooperating fully with the government and, to date, the DOJ has not asserted any claim against our hospitals. In October 2011, the government proposed, and IAS agreed, to extend the tolling agreement for one year.

Item 1A.	Risk Factors

Reference is made to the factors set forth under the caption “Forward-Looking Statements” in Part I, Item 2 of this Form 10-Q and other risk factors described in our Annual Report on Form 10-K for the year ended September 30, 2011, which are incorporated herein by reference. There have not been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2011.

PART II. OTHER INFORMATION

Item 6.	Exhibits

(a) List of Exhibits:

31.1	Certification of Principal Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from our quarterly report on Form 10-Q for the quarter ended December 31, 2011, filed with the SEC on February 14, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated balance sheets at December 31, 2011 and September 30, 2011, (ii) the condensed consolidated statements of operations for the quarters ended December 31, 2011 and 2010, (iii) the condensed consolidated statement of equity, (iv) the condensed consolidated statements of cash flows for the quarters ended December 31, 2011 and 2010, and (v) the notes to the condensed consolidated financial statements (tagged as blocks of text). (1)

(1)	The XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IASIS HEALTHCARE LLC

Date: February 14, 2012	By:	/s/ John M. Doyle
John M. Doyle
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from our quarterly report on Form 10-Q for the quarter ended December 31, 2011, filed with the SEC on February 14, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated balance sheets at December 31, 2011 and September 30, 2011, (ii) the condensed consolidated statements of operations for the quarters ended December 31, 2011 and 2010, (iii) the condensed consolidated statement of equity, (iv) the condensed consolidated statements of cash flows for the quarters ended December 31, 2011 and 2010, and (v) the notes to the condensed consolidated financial statements (tagged as blocks of text). (1)

(1)	The XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.