Form 10-Q
period 2012-03-31
IASIS Healthcare LLC
filed 2012-05-15
CIK 1294632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 15, 2012, 100% of the registrant’s common interests outstanding (all of which are privately owned and are not traded on any public market) were owned by IASIS Healthcare Corporation, its sole member.

TABLE OF CONTENTS (UPDATE PAGES)

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	March 31, 2012	September 30, 2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$81,661	$147,327
Accounts receivable, net	355,374	277,932
Inventories	68,179	68,330
Deferred income taxes	33,763	40,415
Prepaid expenses and other current assets	69,518	72,914

Total current assets	608,495	606,918

Property and equipment, net	1,165,128	1,167,920
Goodwill	808,191	808,651
Other intangible assets, net	30,727	32,779
Other assets, net	75,373	63,509

Total assets	$2,687,914	$2,679,777

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$94,759	$92,805
Salaries and benefits payable	60,319	58,379
Accrued interest payable	28,051	30,045
Medical claims payable	65,569	85,723
Other accrued expenses and other current liabilities	99,154	100,830
Current portion of long-term debt and capital lease obligations	13,787	14,020

Total current liabilities	361,639	381,802

Long-term debt and capital lease obligations	1,858,734	1,864,749
Deferred income taxes	131,163	131,018
Other long-term liabilities	102,671	78,441
Non-controlling interests with redemption rights	97,132	95,977

Equity
Member’s equity	126,825	118,000
Non-controlling interests	9,750	9,790

Total equity	136,575	127,790

Total liabilities and equity	$2,687,914	$2,679,777

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands)

	Quarter Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Net revenue
Acute care revenue	$588,641	$489,027	$1,131,855	$960,715
Less: Provision for bad debts	(78,173)	(54,801)	(148,452)	(114,415)

Acute care revenue, net	510,468	434,226	983,403	846,300
Premium revenue	137,168	189,960	287,906	392,152

Net revenue	647,636	624,186	1,271,309	1,238,452

Costs and expenses
Salaries and benefits (includes stock-based compensation of $1,442, $538, $1,942 and $1,034, respectively)	234,092	196,036	458,056	385,949
Supplies	86,969	77,924	171,139	154,360
Medical claims	108,679	157,416	232,924	328,750
Rentals and leases	12,276	11,289	24,542	22,455
Other operating expenses	120,276	103,350	234,259	200,476
Medicaid EHR incentive payments	(2,009)	—	(8,686)	—
Interest expense, net	35,556	16,510	70,496	33,387
Depreciation and amortization	28,976	24,584	57,510	48,630
Management fees	1,250	1,250	2,500	2,500

Total costs and expenses	626,065	588,359	1,242,740	1,176,507

Earnings from continuing operations before gain on disposal of assets and income taxes	21,571	35,827	28,569	61,945
Gain on disposal of assets, net	438	540	678	885

Earnings from continuing operations before income taxes	22,009	36,367	29,247	62,830
Income tax expense	9,205	13,500	12,810	22,689

Net earnings from continuing operations	12,804	22,867	16,437	40,141
Earnings (loss) from discontinued operations, net of income taxes	363	(2,846)	315	(6,054)

Net earnings	13,167	20,021	16,752	34,087
Net earnings attributable to non-controlling interests	(2,010)	(2,995)	(4,242)	(5,315)

Net earnings attributable to IASIS Healthcare LLC	$11,157	$17,026	$12,510	$28,772

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

(In Thousands)

	Non-controlling Interests with Redemption Rights	Member’s Equity	Non- controlling Interests	Total Equity
Balance at September 30, 2011	$95,977	$118,000	$9,790	$127,790
Net earnings	4,115	12,510	127	12,637
Distributions to non-controlling interests	(4,720)	—	(167)	(167)
Repurchase of non-controlling interest, net	(462)	—	—	—
Acquisition related adjustments to redemption value of non-controlling interests with redemption rights	(1,720)	—	—	—
Other	(1,623)	—	—	—
Stock-based compensation	—	1,942	—	1,942
Other comprehensive income	—	(68)	—	(68)
Income tax benefit from exercised employee stock options	—	6	—	6
Adjustment to redemption value of non-controlling interests with redemption rights	5,565	(5,565)	—	(5,565)

Balance at March 31, 2012	$97,132	$126,825	$9,750	$136,575

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	Six Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net earnings	$16,752	$34,087
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	57,510	48,630
Amortization of loan costs	3,803	1,636
Stock-based compensation	1,942	1,034
Deferred income taxes	11,835	2,278
Income tax benefit from stock-based compensation	6	—
Income tax benefit from parent company interest	—	4,440
Fair value change in interest rate hedges	(1,410)	—
Amortization of other comprehensive loss	2,057	—
Gain on disposal of assets, net	(678)	(885)
Loss (earnings) from discontinued operations, net	(315)	6,054
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	(78,621)	(23,461)
Inventories, prepaid expenses and other current assets	1,840	4,461
Accounts payable, other accrued expenses and other accrued liabilities	(15,143)	19,435

Net cash provided by (used in) operating activities — continuing operations	(422)	97,709
Net cash used in operating activities — discontinued operations	(214)	(231)

Net cash provided by (used in) operating activities	(636)	97,478

Cash flows from investing activities
Purchases of property and equipment, net	(53,248)	(42,234)
Cash paid for acquisitions, net	228	(12,804)
Proceeds from sale of assets	62	150
Change in other assets, net	1,542	1,639

Net cash used in investing activities	(51,416)	(53,249)

Cash flows from financing activities
Payment of debt and capital lease obligations	(7,267)	(3,810)
Debt financing costs incurred	(998)	—
Distributions to non-controlling interests	(4,887)	(5,689)
Costs paid for the repurchase of non-controlling interests, net	(462)	(625)

Net cash used in financing activities	(13,614)	(10,124)

Change in cash and cash equivalents	(65,666)	34,105
Cash and cash equivalents at beginning of period	147,327	144,511

Cash and cash equivalents at end of period	$81,661	$178,616

Supplemental disclosure of cash flow information
Cash paid for interest	$66,647	$31,846

Cash received for income taxes, net	$12,102	$241

Supplemental disclosure of non-cash investing and financing activities
Capital lease obligations resulting from acquisition	$—	$1,896

See accompanying notes.

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements as of and for the quarters and six months ended March 31, 2012 and 2011, reflect the financial position, results of operations and cash flows of IASIS Healthcare LLC (“IASIS” or the “Company”). The Company’s sole member and parent company is IASIS Healthcare Corporation (“Holdings” or “IAS”).

IASIS owns and operates acute care hospitals primarily located in high-growth urban and suburban markets. At March 31, 2012, the Company owned or leased 18 acute care hospital facilities and one behavioral health hospital facility, with a total of 4,380 licensed beds, located in seven regions:

•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	Tampa-St. Petersburg, Florida;

•	five cities in Texas, including Houston and San Antonio;

•	Las Vegas, Nevada;

•	West Monroe, Louisiana; and

•	Woodland Park, Colorado.

The Company also owns and operates Health Choice Arizona, Inc. (“Health Choice” or the “Plan”), a Medicaid and Medicare managed health plan in Phoenix, Arizona.

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated balance sheet of the Company at September 30, 2011, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011, which was filed with the U.S. Securities and Exchange Commission on December 21, 2011.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year or any other future periods.

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

General and Administrative

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include the IASIS corporate office costs, which were $9.8 million and $10.8 million for the quarters ended March 31, 2012 and 2011, respectively, and $22.1 million and $20.8 million for the six months ended March 31, 2012 and 2011, respectively.

Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are reflected in the accompanying consolidated financial statements at amounts that approximate fair value because of the short-term nature of these instruments. The fair value of the Company’s capital lease obligations also approximate carrying value as they bear interest at current market rates. The estimated fair values of the Company’s 8.375% senior notes due 2019 and senior secured credit facilities were $824.5 million and $1.016 billion, respectively, at March 31, 2012, based upon quoted market prices at that date.

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

Acute care revenue is reported at the estimated net realizable amounts from third-party payors and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with third-party payors. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and are adjusted, if necessary, in future periods when final settlements are determined. The Company also records a provision for bad debts related to uninsured accounts to reflect its self-pay accounts receivable at the estimated amounts expected to be collected. The sources of the Company’s acute care revenue by payor are summarized as follows, and are reflected before the provision for bad debts:

	Quarter Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Medicare	22.6%	24.7%	23.8%	24.4%
Managed Medicare	9.7%	8.0%	8.6%	8.2%
Medicaid and managed Medicaid	13.3%	14.3%	14.9%	14.3%
Managed care and other	37.1%	39.3%	37.7%	39.9%
Self-pay	17.3%	13.7%	15.0%	13.2%

Total	100%	100%	100%	100%

Reimbursement Settlements

On April 5, 2012, a settlement agreement (the “Rural Floor Settlement”) was signed between the Centers for Medicare and Medicaid Services (“CMS”) and a large number of healthcare service providers, including the Company’s hospitals. The Rural Floor Settlement is intended to resolve all claims that have been brought or could have been brought relating to CMS’ calculation of the rural floor budget neutrality adjustment that was created by the Balanced Budget Act of 1997 for federal fiscal year 1998 through and including federal fiscal year 2011. As a result of the Rural Floor Settlement, the Company recognized $15.4 million of additional acute care revenue during the quarter ended March 31, 2012.

During the quarter ended March 31, 2012, acute care revenue included an unfavorable adjustment of $4.3 million related to the newly issued Supplemental Security Income (“SSI”) ratios utilized for calculating Medicare Disproportionate Share Hospital reimbursement for federal fiscal years 2006 through 2009.

Allowance For Doubtful Accounts

The provision for bad debts and the associated allowance for doubtful accounts relate primarily to amounts due directly from patients. The Company’s estimation of the allowance for doubtful accounts is based primarily upon the type and age of the patient accounts receivable and the effectiveness of collection efforts. The Company’s policy is to reserve a portion of all self-pay receivables, including amounts due from the uninsured and amounts related to co-payments and deductibles, as these charges are recorded. The Company monitors accounts receivable balances and the effectiveness of reserve policies on a monthly basis and reviews various analytics to support the basis for its estimates. These efforts primarily consist of reviewing the following:

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

At March 31, 2012 and September 30, 2011, the Company’s self-pay receivables, including amounts due from uninsured patients and co-payment and deductible amounts due from insured patients, were $274.9 million and $241.1 million, respectively. At March 31, 2012 and September 30, 2011, the Company’s allowance for doubtful accounts was $218.2 million and $185.5 million, respectively, representing 79.2% and 76.9%, respectively, coverage of the Company’s self-pay receivables . The increase in the allowance for doubtful accounts is due primarily to an increase in self-pay volume and revenue.

3. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations consist of the following (in thousands):

	March 31, 2012	September 30, 2011
Senior secured term loan facility	$1,010,296	$1,015,055
8.375% senior notes due 2019	844,559	844,175
Capital leases and other obligations	17,666	19,539

	1,872,521	1,878,769
Less current maturities	13,787	14,020

	$1,858,734	$1,864,749

As of March 31, 2012, the senior secured term loan facility balance reflects an original issue discount (“OID”) of $4.5 million, which is net of accumulated amortization of $671,000. The 8.375% senior notes due 2019 (the “Senior Notes”) balance reflects an OID of $5.4 million, which is net of accumulated amortization of $704,000.

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

The Indenture contains covenants that limit the Company’s (and its restricted subsidiaries’) ability to, among other things: (1) incur additional indebtedness or liens or issue disqualified stock or preferred stock; (2) pay dividends or make other distributions on, redeem or repurchase the Company’s capital stock; (3) sell certain assets; (4) make certain loans and investments; (5) enter into certain transactions with affiliates; (6) impose restrictions on the ability of a subsidiary to pay dividends or make payments or distributions to the Company and its restricted subsidiaries; and (7) consolidate, merge or sell all or substantially all of the Company’s assets. These covenants are subject to a number of important limitations and exceptions.

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

4. INTEREST RATE SWAPS

In March 2009, the Company executed interest rate swap agreements with Citibank, N.A. (“Citibank”) and Wachovia Bank, N.A. (currently Wells Fargo Bank, N.A.), as counterparties, with notional amounts totaling $425.0 million, of which $225.0 million expired on February 28, 2011, and the remaining $200.0 million expired on February 29, 2012. The Company completed periodic assessments of the effectiveness of its cash flow hedges and determined that these cash flow hedges were ineffective subsequent to March 31, 2011, as a result of the Company’s refinancing transaction in May 2011, which established a LIBOR floor applicable to borrowings under the Senior Secured Credit Facilities, the source of the Company’s variable rate debt. Accordingly, a gain of $565,000 and $1.4 million resulting from the change in fair value of these hedging instruments has been reflected as a component of interest expense in the accompanying unaudited condensed consolidated statements of operations for the quarter and six months ended March 31, 2012, respectively. No gain or loss has been reflected in the accompanying unaudited condensed consolidated statements of operations for the quarter and six months ended March 31, 2011, as these cash flow hedges were determined to be highly effective during these periods.

In August 2011, the Company executed forward starting interest rate swaps with Citibank and Barclays Bank PLC, as counterparties, with notional amounts totaling $350.0 million, each agreement effective March 31, 2013 and expiring between September 30, 2014 and September 30, 2016. Under these agreements, the Company will be required to make quarterly fixed rate payments at annual rates ranging from 1.6% to 2.2%. The counterparties will be obligated to make quarterly floating rate payments to the Company based on the three-month LIBOR rate, each subject to a floor of 1.25%. Additionally, the Company executed a forward starting interest rate cap with Citibank, as counterparty, with a notional amount of $350.0 million and a cap rate of 1.75%, effective March 1, 2012 and expiring March 31, 2013. The Company completed an assessment of these cash flow hedges during the quarter and six months ended March 31, 2012, and determined that these hedges were highly effective. Accordingly, no gain or loss related to these hedges has been reflected in the accompanying unaudited condensed consolidated statements of operations, and the change in fair value has been included in accumulated other comprehensive loss as a component of member’s equity.

Effective Dates	Total Notional Amounts
(in thousands)
Interest Rate Swaps
Effective from March 31, 2013 to September 30, 2014	$50,000
Effective from March 31, 2013 to September 30, 2015	100,000
Effective from March 31, 2013 to September 30, 2016	200,000
Interest Rate Cap
Effective from March 1, 2012 to March 31, 2013	$350,000

The fair value of the Company’s interest rate hedges at March 31, 2012 and September 30, 2011, reflect liability balances of $3.8 million and $3.1 million, respectively, and are included in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets. The fair value of the Company’s interest rate hedges reflects a liability because the effect of the forward LIBOR curve on future interest payments results in less interest due to the Company under the variable rate component included in the interest rate hedging agreements, as compared to the amount due the Company’s counterparties under the fixed interest rate component.

The Company applies the provisions of Financial Accounting Standards Board (“FASB”) authoritative guidance regarding fair value measurements, which provides a single definition of fair value, establishes a framework for measuring fair value, and expands disclosures concerning fair value measurements. The Company applies these provisions to the valuation and disclosure of its interest rates hedges. This authoritative guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: (i) Level 1, which is defined as quoted prices in active markets that can be accessed at the measurement date; (ii) Level 2, which is defined as inputs other than quoted prices in active markets that are observable, either directly or indirectly; and (iii) Level 3, which is defined as unobservable inputs resulting from the existence of little or no market data, therefore potentially requiring an entity to develop its own assumptions.

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

5. ACQUISITIONS

Fiscal 2011

Effective May 1, 2011, the Company acquired a 79.1% equity ownership interest in St. Joseph Medical Center (“St. Joseph”), a 792-licensed bed acute care hospital facility located in downtown Houston, Texas, in exchange for cash consideration of $156.8 million, subject to changes in net assets. In accordance with the purchase agreement, independent investors, most of whom are physicians on the medical staff of St. Joseph, retained an aggregate 20.9% ownership interest in the hospital. This acquisition was accounted for as a business combination; therefore the Company allocated the purchase price to assets acquired or liabilities assumed based on their fair values. The excess of the purchase price allocation over those fair values was recorded as goodwill. The Company’s third party valuation of acquired assets has been finalized, and the appropriate fair values have been reflected in the accompanying unaudited condensed consolidated balance sheet at March 31, 2012.

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

6. GOODWILL

The following table presents the changes in the carrying amount of goodwill (in thousands):

	Acute Care	Health Choice	Total
Balance at September 30, 2011	$802,894	$5,757	$808,651
Adjustments related to acquisitions	(460)	—	(460)

Balance at March 31, 2012	$802,434	$5,757	$808,191

7. COMPREHENSIVE INCOME

Comprehensive income consists of two components: net earnings and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that under authoritative accounting guidance related to comprehensive income are recorded as elements of equity, but are excluded from net earnings. The following table presents the components of comprehensive income, net of income taxes for the quarters and six months ended March 31, 2012 and 2011 (in thousands):

	Quarter Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Net earnings	$13,167	$20,021	$16,752	$34,087
Change in fair value of highly effective interest rate hedges	(820)	1,148	(2,164)	2,708
Amortization of other comprehensive loss related to ineffective interest rate hedges	823	—	2,057	—
Change in income tax expense	(1)	(433)	39	(1,010)

Comprehensive income	$13,169	$20,736	$16,684	$35,785

The components of accumulated other comprehensive loss, net of income taxes, are as follows (in thousands):

	March 31, 2012	September 30, 2011
Fair value of interest rate hedges	$(4,049)	$(3,942)
Income tax benefit	1,514	1,475

Accumulated other comprehensive loss	$(2,535)	$(2,467)

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

Professional, General and Workers’ Compensation Liability Risks

The Company is subject to claims and legal actions in the ordinary course of business, including but not limited to claims relating to patient treatment and personal injuries. To cover these types of claims, the Company maintains professional and general liability insurance in excess of self-insured retentions through a commercial insurance carrier in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is currently not a party to any such proceedings that, in the Company’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company expenses an estimate of the costs it expects to incur under the self-insured retention exposure for professional and general liability claims using historical claims data, demographic factors, severity factors, current incident logs and other actuarial analysis. At March 31, 2012 and September 30, 2011, the Company’s professional and general liability accrual for asserted and unasserted claims totaled $72.6 million and $60.1 million, respectively.

The Company is subject to claims and legal actions in the ordinary course of business relative to workers’ compensation matters. To cover these types of claims, the Company maintains workers’ compensation insurance coverage with a self-insured retention. The Company accrues the costs of workers’ compensation claims based upon estimates derived from its claims experience.

Health Choice

Health Choice has entered into capitated contracts whereby the Plan provides managed healthcare services in exchange for fixed periodic and supplemental payments from the Arizona Health Care Cost Containment System (“AHCCCS”) and CMS. These services are provided regardless of the actual costs incurred to provide these services. The Company receives reinsurance and other supplemental payments from AHCCCS to cover certain costs of healthcare services that exceed certain thresholds. The Company believes that current capitated payments received, together with reinsurance and other supplemental payments, are sufficient to pay for the services Health Choice is obligated to deliver. As of March 31, 2012, the Company has provided a performance guaranty in the form of letters of credit totaling $48.3 million for the benefit of AHCCCS to support Health Choice’s obligations under its contract to provide and pay for the healthcare services. The amount of the performance guaranty is generally based, in part, upon the membership in the Plan and the related capitation revenue paid to Health Choice.

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

Other

In November 2010, the Department of Justice (“DOJ”) sent a letter to IAS, the parent company of IASIS, requesting a 12-month tolling agreement in connection with an investigation into Medicare claims submitted by the Company’s hospitals in connection with the implantation of implantable cardioverter defibrillators (“ICDs”) during the period 2003 to the present. At that time, neither the precise number of procedures, number of claims, nor the hospitals involved were identified by the DOJ. The Company understands that the government is conducting a national initiative with respect to ICD procedures involving a number of healthcare providers and is seeking information in order to determine if ICD implantation procedures were performed in accordance with Medicare coverage requirements. On January 11, 2011, IAS entered into the tolling agreement with the DOJ and, subsequently, the DOJ has provided IAS with a list of 194 procedures involving ICDs at 14 hospitals which are the subject of further medical necessity review by the DOJ. IAS is cooperating fully with the government and, to date, the DOJ has not asserted any claim against the Company’s hospitals. In October 2011, the government proposed, and IAS agreed, to extend the tolling agreement for one year.

9. RECENT ACCOUNTING PRONOUNCEMENTS

Newly Adopted

In July 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-7, “Health Care Entities” (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities. ASU 2011-7 requires healthcare organizations to present their provision for doubtful accounts related to patient service revenue as a deduction from revenue, similar to contractual discounts. In addition, all healthcare organizations will be required to provide certain disclosures designed to help users understand how contractual discounts and bad debts affect recorded revenue in both interim and annual financial statements. ASU 2011-7 is required to be applied retrospectively and is effective for public companies for fiscal years, and interim periods within those years, beginning December 15, 2011, with early adoption permitted. The Company has early adopted this guidance effective October 1, 2011, and the change in presentation and additional disclosures are included in the Company’s unaudited condensed consolidated statements of operations and in Note 2.

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

In August 2010, the FASB issued ASU No. 2010-24, “Health Care Entities” (Topic 954): Presentation of Insurance Claims and Related Insurance Recoveries. This ASU eliminates the practice of netting claim liabilities with expected related insurance recoveries for balance sheet presentation. Claim liabilities are to be determined with no regard for recoveries and presented gross. Expected recoveries are presented separately. The Company has adopted this guidance effective October 1, 2011, and the change in presentation has been reflected in the Company’s unaudited condensed consolidated balance sheet as of March 31, 2012. The adoption has not significantly impact the Company’s consolidated financial position, results of operations or cash flows.

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

Recently Issued

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income” (Topic 220): Presentation of Comprehensive Income. This ASU eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Instead, ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income” (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income. This ASU amends ASU 2011-05 to defer the requirement to measure and present reclassification adjustments from accumulated other comprehensive income to net income by income statement line item in net income and also in other comprehensive income. ASU 2011-05, as amended by ASU 2011-12, is required to be applied retrospectively and is effective for fiscal years beginning after December 15, 2011, and will be adopted by the Company in the first quarter of fiscal year 2013. The adoption of ASU 2011-05, as amended by ASU 2011-12, will not impact the Company’s consolidated financial position, results of operations or cash flows, although it will change the presentation of the Company’s other comprehensive income for all periods presented.

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

	For the Quarter Ended March 31, 2012
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue	$588,641	$—	$—	$588,641
Less: Provision for bad debts	(78,173)	—	—	(78,173)

Acute care revenue, net	510,468	—	—	510,468
Premium revenue	—	137,168	—	137,168
Revenue between segments	1,820	—	(1,820)	—

Net revenue	512,288	137,168	(1,820)	647,636

Salaries and benefits (excludes stock-based compensation)	226,693	5,957	—	232,650
Supplies	86,907	62	—	86,969
Medical claims	—	110,499	(1,820)	108,679
Rentals and leases	11,875	401	—	12,276
Other operating expenses	114,115	6,161	—	120,276
Medicaid EHR incentive payments	(2,009)	—	—	(2,009)

Adjusted EBITDA(1)	74,707	14,088	—	88,795

Interest expense, net	35,556	—	—	35,556
Depreciation and amortization	28,054	922	—	28,976
Stock-based compensation	1,442	—	—	1,442
Management fees	1,250	—	—	1,250

Earnings from continuing operations before gain on disposal of assets and income taxes	8,405	13,166	—	21,571
Gain on disposal of assets, net	438	—	—	438

Earnings from continuing operations before income taxes	$8,843	$13,166	$—	$22,009

	For the Quarter Ended March 31, 2011
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue	$489,027	$—	$—	$489,027
Less: Provision for bad debts	(54,801)	—	—	(54,801)

Acute care revenue, net	434,226	—	—	434,226
Premium revenue	—	189,960	—	189,960
Revenue between segments	2,807	—	(2,807)	—

Net revenue	437,033	189,960	(2,807)	624,186

Salaries and benefits (excludes stock-based compensation)	190,325	5,173	—	195,498
Supplies	77,872	52	—	77,924
Medical claims	—	160,223	(2,807)	157,416
Rentals and leases	10,891	398	—	11,289
Other operating expenses	96,425	6,925	—	103,350

Adjusted EBITDA(1)	61,520	17,189	—	78,709

Interest expense, net	16,510	—	—	16,510
Depreciation and amortization	23,697	887	—	24,584
Stock-based compensation	538	—	—	538
Management fees	1,250	—	—	1,250

Earnings from continuing operations before gain on disposal of assets and income taxes	19,525	16,302	—	35,827
Gain on disposal of assets, net	540	—	—	540

Earnings from continuing operations before income taxes	$20,065	$16,302	$—	$36,367

	For the Six Months Ended March 31, 2012
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue	$1,131,855	$—	$—	$1,131,855
Less: Provision for bad debts	(148,452)	—	—	(148,452)

Acute care revenue, net	983,403	—	—	983,403
Premium revenue	—	287,906	—	287,906
Revenue between segments	3,449	—	(3,449)	—

Net revenue	986,852	287,906	(3,449)	1,271,309

Salaries and benefits (excludes stock-based compensation)	445,030	11,084	—	456,114
Supplies	171,026	113	—	171,139
Medical claims	—	236,373	(3,449)	232,924
Rentals and leases	23,761	781	—	24,542
Other operating expenses	222,412	11,847	—	234,259
Medicaid EHR incentive payments	(8,686)	—	—	(8,686)

Adjusted EBITDA(1)	133,309	27,708	—	161,017

Interest expense, net	70,496	—	—	70,496
Depreciation and amortization	55,710	1,800	—	57,510
Stock-based compensation	1,942	—	—	1,942
Management fees	2,500	—	—	2,500

Earnings from continuing operations before gain on disposal of assets and income taxes	2,661	25,908	—	28,569
Gain on disposal of assets, net	678	—	—	678

Earnings from continuing operations before income taxes	$3,339	$25,908	$—	$29,247

Segment assets	$2,361,690	$326,224		$2,687,914

Capital expenditures	$51,753	$1,495		$53,248

Goodwill	$802,434	$5,757		$808,191

	For the Six Months Ended March 31, 2011
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue	$960,715	$—	$—	$960,715
Less: Provision for bad debts	(114,415)	—	—	(114,415)

Acute care revenue, net	846,300	—	—	846,300
Premium revenue	—	392,152	—	392,152
Revenue between segments	5,467	—	(5,467)	—

Net revenue	851,767	392,152	(5,467)	1,238,452
Salaries and benefits (excludes stock-based compensation)	374,719	10,196	—	384,915
Supplies	154,264	96	—	154,360
Medical claims	—	334,217	(5,467)	328,750
Rentals and leases	21,613	842	—	22,455
Other operating expenses	187,255	13,221	—	200,476

Adjusted EBITDA(1)	113,916	33,580	—	147,496
Interest expense, net	33,387	—	—	33,387
Depreciation and amortization	46,848	1,782	—	48,630
Stock-based compensation	1,034	—	—	1,034
Management fees	2,500	—	—	2,500

Earnings from continuing operations before gain on disposal of assets and income taxes	30,147	31,798	—	61,945
Gain on disposal of assets, net	885	—	—	885

Earnings from continuing operations before income taxes	$31,032	$31,798	$—	$62,830

Segment assets	$2,114,294	$342,970		$2,457,264

Capital expenditures	$42,187	$47		$42,234

Goodwill	$795,518	$5,757		$801,275

(1)	Adjusted EBITDA represents net earnings from continuing operations before interest expense, income tax expense, depreciation and amortization, stock-based compensation, gain (loss) on disposal of assets and management fees. Management fees represent monitoring and advisory fees paid to TPG, the Company’s majority financial sponsor, and certain other members of IASIS Investment LLC, majority shareholder of IAS. Management routinely calculates and communicates adjusted EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within the healthcare industry to evaluate hospital performance, allocate resources and measure leverage capacity and debt service ability. In addition, the Company uses adjusted EBITDA as a measure of performance for its business segments and for incentive compensation purposes. Adjusted EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net earnings, cash flows generated by operating, investing, or financing activities or other financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance or liquidity. Adjusted EBITDA, as presented, differs from what is defined under the Company’s senior secured credit facilities and may not be comparable to similarly titled measures of other companies.

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

Summarized unaudited condensed consolidating balance sheets at March 31, 2012 and September 30, 2011, unaudited condensed consolidating statements of operations for the quarters and six months ended March 31, 2012 and 2011, and unaudited condensed consolidated statements of cash flows for the six months ended March 31, 2012 and 2011, for the Company, segregating the parent company issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, are found below. Prior year amounts have been reclassified to conform to the current year presentation.

IASIS Healthcare LLC

Condensed Consolidating Balance Sheet (unaudited)

March 31, 2012

(in thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$75,592	$6,069	$—	$81,661
Accounts receivable, net	—	131,424	223,950	—	355,374
Inventories	—	25,468	42,711	—	68,179
Deferred income taxes	33,763	—	—	—	33,763
Prepaid expenses and other current assets	—	26,080	43,438	—	69,518

Total current assets	33,763	258,564	316,168	—	608,495

Property and equipment, net	—	363,219	801,909	—	1,165,128
Intercompany	—	(220,397)	220,397	—	—
Net investment in and advances to subsidiaries	2,064,954	—	—	(2,064,954)	—
Goodwill	7,273	67,737	733,181	—	808,191
Other intangible assets, net	—	8,227	22,500	—	30,727
Other assets, net	35,057	27,482	12,834	—	75,373

Total assets	$2,141,047	$504,832	$2,106,989	$(2,064,954)	$2,687,914

Liabilities and Equity
Current liabilities
Accounts payable	$—	$28,299	$66,460	$—	$94,759
Salaries and benefits payable	—	27,480	32,839	—	60,319
Accrued interest payable	28,051	(3,231)	3,231	—	28,051
Medical claims payable	—	—	65,569	—	65,569
Other accrued expenses and other current liabilities	—	31,902	67,252	—	99,154
Current portion of long-term debt and capital lease obligations	10,250	3,537	24,952	(24,952)	13,787

Total current liabilities	38,301	87,987	260,303	(24,952)	361,639

Long-term debt and capital lease obligations	1,844,758	13,976	658,145	(658,145)	1,858,734
Deferred income taxes	131,163	—	—	—	131,163
Other long-term liabilities	—	102,055	616	—	102,671

Total liabilities	2,014,222	204,018	919,064	(683,097)	2,454,207

Non-controlling interests with redemption rights	—	97,132	—	—	97,132

Equity
Member’s equity	126,825	193,932	1,187,925	(1,381,857)	126,825
Non-controlling interests	—	9,750	—	—	9,750

Total equity	126,825	203,682	1,187,925	(1,381,857)	136,575

Total liabilities and equity	$2,141,047	$504,832	$2,106,989	$(2,064,954)	$2,687,914

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
Current liabilities
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

Equity
Member’s equity	118,000	169,838	1,191,093	(1,360,931)	118,000
Non-controlling interests	—	9,790	—	—	9,790

Total equity	118,000	179,628	1,191,093	(1,360,931)	127,790

Total liabilities and equity	$2,138,293	$453,719	$2,141,772	$(2,054,007)	$2,679,777

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations

For the Quarter Ended March 31, 2012 (unaudited)

(in thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Net revenue
Acute care revenue	$—	$211,523	$378,938	$(1,820)	$588,641
Less: Provision for bad debts	—	(34,749)	(43,424)	—	(78,173)

Acute care revenue, net	—	176,774	335,514	(1,820)	510,468
Premium revenue	—	—	137,168	—	137,168

Net revenue	—	176,774	472,682	(1,820)	647,636

Costs and expenses
Salaries and benefits	—	102,512	131,580	—	234,092
Supplies	—	31,934	55,035	—	86,969
Medical claims	—	—	110,499	(1,820)	108,679
Rentals and leases	—	4,981	7,295	—	12,276
Other operating expenses	—	33,092	87,184	—	120,276
Medicaid EHR incentive payments	—	(209)	(1,800)	—	(2,009)
Interest expense, net	35,556	—	12,430	(12,430)	35,556
Depreciation and amortization	—	11,059	17,917	—	28,976
Management fees	1,250	(8,030)	8,030	—	1,250
Equity in earnings of affiliates	(43,066)	—	—	43,066	—

Total costs and expenses	(6,260)	175,339	428,170	28,816	626,065

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	6,260	1,435	44,512	(30,636)	21,571
Gain on disposal of assets, net	—	434	4	—	438

Earnings (loss) from continuing operations before income taxes	6,260	1,869	44,516	(30,636)	22,009
Income tax expense	7,309	—	1,896	—	9,205

Net earnings (loss) from continuing operations	(1,049)	1,869	42,620	(30,636)	12,804
Earnings (loss) from discontinued operations, net of income taxes	(224)	587	—	—	363

Net earnings (loss)	(1,273)	2,456	42,620	(30,636)	13,167
Net earnings attributable to non-controlling interests	—	(2,010)	—	—	(2,010)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(1,273)	$446	$42,620	$(30,636)	$11,157

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations

For the Quarter Ended March 31, 2011 (unaudited)

(in thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Net revenue
Acute care revenue	$—	$189,095	$302,739	$(2,807)	$489,027
Less: Provisions for bad debts	—	(22,149)	(32,652)	—	(54,801)

Acute care revenue, net	—	166,368	270,665	(2,807)	434,226
Premium revenue	—	—	189,960	—	189,960

Net revenue	—	166,368	460,625	(2,807)	624,186

Costs and expenses
Salaries and benefits	—	95,505	100,531	—	196,036
Supplies	—	31,533	46,391	—	77,924
Medical claims	—	—	160,223	(2,807)	157,416
Rentals and leases	—	4,735	6,554	—	11,289
Other operating expenses	—	33,771	69,579	—	103,350
Interest expense, net	16,510	—	10,545	(10,545)	16,510
Depreciation and amortization	—	9,951	14,633	—	24,584
Management fees	1,250	(6,406)	6,406	—	1,250
Equity in earnings of affiliates	(36,030)	—	—	36,030	—

Total costs and expenses	(18,270)	169,089	414,862	22,678	588,359

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	18,270	(2,143)	45,185	(25,485)	35,827
Gain on disposal of assets, net	—	128	412	—	540

Earnings (loss) from continuing operations before income taxes	18,270	(2,015)	45,597	(25,485)	36,367
Income tax expense	13,500	—	—	—	13,500

Net earnings (loss) from continuing operations	4,770	(2,593)	46,175	(25,485)	22,867
Earnings (loss) from discontinued operations, net of income taxes	1,711	(4,558)	1	—	(2,846)

Net earnings (loss)	6,481	(6,573)	45,598	(25,485)	20,021
Net earnings attributable to non-controlling interests	—	(2,995)	—	—	(2,995)

Net earnings (loss) attributable to IASIS Healthcare LLC	$6,481	$(9,568)	$45,598	$(25,485)	$17,026

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations

For the Six Months Ended March 31, 2012 (unaudited)

(in thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Net revenue
Acute care revenue	$—	$403,388	$731,916	$(3,449)	$1,131,855
Less: Provision for bad debts	—	(64,592)	(83,860)	—	(148,452)

Acute care revenue, net	—	338,796	648,056	(3,449)	983,403
Premium revenue	—	—	287,906	—	287,906

Net revenue	—	338,796	935,962	(3,449)	1,271,309

Costs and expenses
Salaries and benefits	—	200,060	257,996	—	458,056
Supplies	—	62,341	108,798	—	171,139
Medical claims	—	—	236,373	(3,449)	232,924
Rentals and leases	—	9,940	14,602	—	24,542
Other operating expenses	—	66,111	168,148	—	234,259
Medicaid EHR incentive payments	—	(1,927)	(6,759)	—	(8,686)
Interest expense, net	70,496	—	24,408	(24,408)	70,496
Depreciation and amortization	—	22,034	35,476	—	57,510
Management fees	2,500	(15,649)	15,649	—	2,500
Equity in earnings of affiliates	(72,208)	—	—	72,208	—

Total costs and expenses	788	342,910	854,691	44,351	1,242,740

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(788)	(4,114)	81,271	(47,800)	28,569
Gain on disposal of assets, net	—	671	7	—	678

Earnings (loss) from continuing operations before income taxes	(788)	(3,443)	81,278	(47,800)	29,247
Income tax expense	10,914	—	1,896	—	12,810

Net earnings (loss) from continuing operations	(11,702)	(3,443)	79,382	(47,800)	16,437
Earnings (loss) from discontinued operations, net of income taxes	(196)	568	(57)	—	315

Net earnings (loss)	(11,898)	(2,875)	79,325	(47,800)	16,752
Net earnings attributable to non-controlling interests	—	(4,242)	—	—	(4,242)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(11,898)	$(7,117)	$79,325	$(47,800)	$12,510

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations

For the Six Months Ended March 31, 2011 (unaudited)

(in thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Net revenue
Acute care revenue	$—	$372,803	$593,379	$(5,467)	$960,715
Less: Provisions for bad debts	—	(47,642)	(66,773)	—	(114,415)

Acute care revenue, net	—	325,161	526,606	(5,467)	846,300
Premium revenue	—	—	392,152	—	392,152

Net revenue	—	325,161	918,758	(5,467)	1,238,452

Costs and expenses
Salaries and benefits	—	188,848	197,101	—	385,949
Supplies	—	62,300	92,060	—	154,360
Medical claims	—	—	334,217	(5,467)	328,750
Rentals and leases	—	9,325	13,130	—	22,455
Other operating expenses	—	66,499	133,977	—	200,476
Interest expense, net	33,387	—	20,935	(20,935)	33,387
Depreciation and amortization	—	19,947	28,683	—	48,630
Management fees	2,500	(12,587)	12,587	—	2,500
Equity in earnings of affiliates	(62,819)	—	—	62,819	—

Total costs and expenses	(26,932)	334,332	832,690	36,417	1,176,507

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	26,932	(9,171)	86,068	(41,884)	61,945
Gain on disposal of assets, net	—	492	393	—	885

Earnings (loss) from continuing operations before income taxes	26,932	(8,679)	86,461	(41,884)	62,830
Income tax expense	22,689	—	—	—	22,689

Net earnings (loss) from continuing operations	4,243	(8,679)	86,461	(41,884)	40,141
Earnings (loss) from discontinued operations, net of income taxes	3,594	(9,589)	(59)	—	(6,054)

Net earnings (loss)	7,837	(18,268)	86,402	(41,884)	34,087
Net earnings attributable to non-controlling interests	—	(5,315)	—	—	(5,315)

Net earnings (loss) attributable to IASIS Healthcare LLC	$7,837	$(23,583)	$86,402	$(41,884)	$28,772

IASIS Healthcare LLC

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended March 31, 2012 (unaudited)

(in thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities
Net earnings (loss)	$(11,898)	$(2,875)	$79,325	$(47,800)	$16,752
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	22,034	35,476	—	57,510
Amortization of loan costs	3,803	—	—	—	3,803
Stock-based compensation	1,942	—	—	—	1,942
Deferred income taxes	11,835	—	—	—	11,835
Income tax benefit from parent company interest	6	—	—	—	6
Fair value change in interest rate hedges	(1,410)	—	—	—	(1,410)
Amortization of other comprehensive loss	2,057	—	—	—	2,057
Gain on disposal of assets, net	—	(671)	(7)	—	(678)
Loss (earnings) from discontinued operations, net	196	(568)	57	—	(315)
Equity in earnings of affiliates	(72,208)	—	—	72,208	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	—	(27,724)	(50,897)	—	(78,621)
Inventories, prepaid expenses and other current assets	—	3,888	(2,048)	—	1,840
Accounts payable, other accrued expenses and other accrued liabilities	(1,994)	19,330	(32,479)	—	(15,143)

Net cash provided by (used in) operating activities — continuing operations	(67,671)	13,414	29,427	24,408	(422)
Net cash used in operating activities — discontinued operations	(28)	(186)	—	—	(214)

Net cash provided by (used in) operating activities	(67,699)	13,228	29,427	24,408	(636)

Cash flows from investing activities
Purchases of property and equipment, net	—	(25,776)	(27,472)	—	(53,248)
Cash paid for acquisitions, net	—	13,140	(12,912)	—	228
Proceeds from sale of assets	—	52	10	—	62
Change in other assets, net	—	503	1,039	—	1,542

Net cash used in investing activities	—	(12,081)	(39,335)	—	(51,416)

Cash flows from financing activities
Payment of debt and capital lease obligations	(5,125)	(199)	(1,943)	—	(7,267)
Debt financing costs incurred	(998)	—	—	—	(998)
Distributions to non-controlling interests	—	(4,887)	—	—	(4,887)
Costs paid for the repurchase of non-controlling interest, net	—	(462)	—	—	(462)
Change in intercompany balances with affiliates, net	73,822	(60,069)	10,655	(24,408)	—

Net cash provided by (used in) financing activities	67,699	(65,617)	8,712	(24,408)	(13,614)

Change in cash and cash equivalents	—	(64,470)	(1,196)	—	(65,666)
Cash and cash equivalents at beginning of period	—	140,062	7,265	—	147,327

Cash and cash equivalents at end of period	$—	$75,592	$6,069	$—	$81,661

IASIS Healthcare LLC

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended March 31, 2011 (unaudited)

(in thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities
Net earnings (loss)	$7,837	$(18,268)	$86,402	$(41,884)	$34,087
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	19,947	28,683	—	48,630
Amortization of loan costs	1,636	—	—	—	1,636
Stock-based compensation	1,034	—	—	—	1,034
Deferred income taxes	2,278	—	—	—	2,278
Income tax benefit from parent company interest	4,440	—	—	—	4,440
Gain on disposal of assets, net	—	(492)	(393)	—	(885)
Loss (earnings) from discontinued operations, net	(3,594)	9,589	59	—	6,054
Equity in earnings of affiliates	(62,819)	—	—	62,819	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	—	(14,608)	(8,853)	—	(23,461)
Inventories, prepaid expenses and other current assets	—	(7,168)	11,629	—	4,461
Accounts payable, other accrued expenses and other accrued liabilities	(3,653)	36,641	(13,553)	—	19,435

Net cash provided by (used in) operating activities — continuing operations	(52,841)	25,641	103,974	20,935	97,709
Net cash used in operating activities — discontinued operations	—	(231)	—	—	(231)

Net cash provided by (used in) operating activities	(52,841)	25,410	103,974	20,935	97,478

Cash flows from investing activities
Purchases of property and equipment, net	—	(18,200)	(24,034)	—	(42,234)
Cash paid for acquisitions, net	—	(11,432)	(1,372)	—	(12,804)
Proceeds from sale of assets	—	12	138	—	150
Change in other assets, net	—	(5,910)	7,549	—	1,639

Net cash used in investing activities	—	(35,530)	(17,719)	—	(53,249)

Cash flows from financing activities
Payment of debt and capital lease obligations	(2,945)	—	(865)	—	(3,810)
Distributions to non-controlling interests	—	(5,689)	—	—	(5,689)
Costs paid for repurchase of non-controlling interests, net	—	(625)	—	—	(625)
Change in intercompany balances with affiliates, net	55,786	47,898	(82,749)	(20,935)	—

Net cash provided by (used in) financing activities	52,841	41,584	(83,614)	(20,935)	(10,124)

Change in cash and cash equivalents	—	31,464	2,641	—	34,105
Cash and cash equivalents at beginning of period	—	143,599	912	—	144,511

Cash and cash equivalents at end of period	$—	$175,063	$3,553	$—	$178,616

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements, the notes to our unaudited condensed consolidated financial statements and the other financial information appearing elsewhere in this report. Data for the quarters and six months ended March 31, 2012 and 2011, has been derived from our unaudited condensed consolidated financial statements. References herein to “we,” “our” and “us” are to IASIS Healthcare LLC and its subsidiaries. References herein to “IAS” are to IASIS Healthcare Corporation, our parent company.

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

EXECUTIVE OVERVIEW

We are a leading owner and operator of acute care hospitals primarily located in high-growth urban and suburban markets. We operate our hospitals with a strong community focus by offering and developing healthcare services targeted to the needs of the markets we serve, promoting strong relationships with physicians and working with local managed care plans. At March 31, 2012, we owned or leased 18 acute care hospital facilities and one behavioral health hospital facility, with a total of 4,380 licensed beds, located in seven regions:

•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	Tampa-St. Petersburg, Florida;

•	five cities in Texas, including Houston and San Antonio;

•	Las Vegas, Nevada;

•	West Monroe, Louisiana; and

•	Woodland Park, Colorado.

We also own and operate Health Choice, a Medicaid and Medicare managed health plan in Phoenix, Arizona, that serves over 180,000 members.

On April 5, 2012, a settlement agreement (the “Rural Floor Settlement”) was signed between the Centers for Medicare and Medicaid Services (“CMS”) and a large number of healthcare service providers, including our hospitals. The Rural Floor Settlement is intended to resolve all claims that have been brought or could have been brought relating to CMS’ calculation of the rural floor budget neutrality adjustment that was created by the Balanced Budget Act of 1997 for federal fiscal year 1998 through and including federal fiscal year 2011. As a result of the Rural Floor Settlement, we recognized $15.4 million of additional acute care revenue and $4.1 million of related legal and consulting fees, which are included other operating expenses, during the quarter ended March 31, 2012. Also included in acute care revenue are unfavorable adjustments totaling $4.3 million related to the newly issued Supplemental Security Income (“SSI”) ratios utilized for calculating Medicare Disproportionate Share Hospital (“DSH”) reimbursement for federal fiscal years 2006 through 2009.

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

The Impact of Health Reform

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”), will change how healthcare services are covered, delivered, and reimbursed through expanded coverage of previously uninsured individuals. In addition, as enacted, the law reforms certain aspects of health insurance, expands existing efforts to tie Medicare and Medicaid payments to performance and quality, places restrictions on physician-owned hospitals, and contains provisions intended to strengthen fraud and abuse enforcement.

Various challenges to certain aspects of the Health Reform Law have been filed with federal Circuit Courts, and the Eleventh Circuit ruled the individual mandate within the Health Reform Law unconstitutional. The U.S. Supreme Court (“Supreme Court”) granted certiorari on or about November 14, 2011 to hear the appeal of the Eleventh Circuit’s ruling. The Supreme Court heard oral argument from March 26 through March 28, 2012 on four issues: (1) does the Anti-Injunction Act bar a legal challenge to the individual mandate aspect of the Health Reform Law until that mandate takes effect in 2014; (2) is the individual mandate aspect of the Health Reform Law constitutional; (3) if not, is the individual mandate aspect of the Health Reform Law severable from the Health Reform Law as a whole such that it may be stricken without nullifying the Health Reform Law in its entirety and (4) can the states be compelled by the federal government to expand their Medicaid expenditures or risk losing federal funding if they refuse. The Supreme Court is expected to issue a decision before its session ends in June 2012.

Because of the many variables involved, including the law’s complexity, lack of implementing regulations, possible amendment, repeal, or delayed implementation and pending review before the Supreme Court, the impact of the Health Reform Law, including how individuals and businesses will respond to the new choices afforded them, is not yet fully known. We believe, however, that trends toward pay-for-performance reimbursement models focused on cost control and clinically integrated healthcare delivery, which are encouraged by the Health Reform Law, are taking hold among private health insurers and will continue to do so irrespective of the outcome of the review in the Supreme Court.

The American Recovery and Reinvestment Act of 2009 provides for Medicare and Medicaid incentive payments that began in calendar year 2011 for eligible hospitals and professionals that implement certified electronic health records (“EHR”) technology and adopt the related meaningful use requirements. We recognize income related to the Medicare or Medicaid incentive payments as we are able to satisfy all appropriate contingencies, which includes completing attestations as to our eligible hospitals adopting, implementing or demonstrating meaningful use of certified EHR technology, and additionally for Medicare incentive payments, deferring income until the related Medicare fiscal year has passed and cost report information used to determine the final amount of reimbursement is known. Included in our unaudited condensed consolidated statements of operations for the quarter and six months ended March 31, 2012, is $2.0 million and $8.7 million, respectively, of operating income related to Medicaid EHR incentive payments received during the respective period. We have incurred and will continue to incur both capital costs and operating expenses in order to implement our certified EHR technology and meet meaningful use requirements. These costs and expenses are projected to continue during all stages of our certified EHR technology and meaningful use implementation. As a result, the timing of the expense recognition will not correlate with the receipt of the incentive payments and the recognition of revenues.

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

State Medicaid Budgets

The states in which we operate have experienced budget constraints as a result of increased costs and lower than expected tax collections. Many states have experienced shortfalls in their budgets, and economic conditions may increase these budget pressures. Health and human services programs, including Medicaid and similar programs, represent a significant portion of state budgets. The states in which we operate, including Texas and Arizona, have responded to these budget concerns by decreasing funding for Medicaid and other healthcare programs, and by making structural changes that have resulted in a reduction in hospital reimbursement. In addition, many states are seeking waivers from CMS in order to implement or expand their managed Medicaid programs. The Texas legislature and the Texas Health and Human Services Commission (“THHSC”) have recommended expanding managed Medicaid enrollment in the state. On December 12, 2011, CMS approved a Medicaid waiver that: (1) allows Texas to expand its managed Medicaid program, while preserving hospital funding; (2) provides incentive payments for healthcare improvements; and (3) directs more funding to hospitals that serve large numbers of uninsured patients.

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

The THHSC recently released proposed rules to change the Texas Medicaid Disproportionate Share Hospital (“Texas Medicaid DSH”) methodology, which could reduce reimbursements to us effective July 1, 2012. The impact of this methodology change could reduce the amount of state Medicaid DSH reimbursement we receive in Texas for the fourth quarter ending September 30, 2012 and the fiscal year ending September 30, 2013. During the first six months of fiscal year 2012, we recognized $12.4 million of Texas Medicaid DSH revenues, which is included in accounts receivable as of March 31, 2012.

Arizona’s budget for fiscal year 2011 included a reduction in funding for Medicaid through the elimination of Medicaid coverage for certain services and a rate cut of up to 5% for all Medicaid providers, which began in April 2011. Included as part of the state’s fiscal 2012 budget legislation was an additional 5% cut to provider reimbursement effective October 1, 2011, and a state-wide reduction of approximately 120,000 eligible Medicaid beneficiaries, which represents approximately 9.5% of the total Medicaid population in the state and includes approximately 105,000 childless adults, both of which have been approved by CMS under the confines of the Health Reform Law. This reduction in eligible enrollees is to be accomplished over a twelve month period, which began July 2011, through enrollment caps, attrition and more stringent eligibility requirements. Additionally, AHCCCS has implemented a tiered profit sharing plan, which will be administered through an annual reconciliation process with participating managed Medicaid health plans and will effectively limit our net profit margins for fiscal year 2012. If additional Medicaid spending cuts or other program changes are implemented in the future in Arizona or other states in which we operate, our revenue and earnings could be significantly impacted.

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

In addition, managed care organizations may begin programs that condition payment on performance against specified measures. The quality measurement criteria used by managed care and commercial payors may be similar to or even more stringent than Medicare requirements.

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

Uncompensated Care

Like others in the hospital industry, we continue to experience high levels of uncompensated care, including discounts to the uninsured, bad debts and charity care. These elevated levels are driven by the number of uninsured and under-insured patients seeking care at our hospitals, particularly in Arizona where the state has taken measures to reduce its Medicaid enrollment, the increased acuity levels at which these patients are presenting for treatment, primarily resulting from economic pressures and their related decisions to defer care, increasing healthcare costs and other factors beyond our control, such as increases in the amount of co-payments and deductibles as employers continue to pass more of these costs on to their employees. In addition, as a result of high unemployment and its continued impact on the economy, we believe that our hospitals may continue to experience high levels of or possibly growth in the level of uncompensated care they provide. During the quarter ended March 31, 2012, our uncompensated care as a percentage of acute care revenue was 20.4%, compared to 16.9% in the prior year quarter. During the six months ended March 31, 2012, our uncompensated care as a percentage of acute care revenue was 20.1%, compared to 17.8% in the prior year period.

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

The percentages of our insured and uninsured gross hospital receivables, net of discounts and contractual adjustments recorded at the time of billing (prior to allowances for contractual adjustments and doubtful accounts), are summarized as follows:

	March 31, 2012	September 30, 2011
Insured receivables	61.9%	59.5%
Uninsured receivables	38.1%	40.5%

Total	100.0%	100.0%

The percentages of hospital receivables in summarized aging categories are as follows:

	March 31, 2012	September 30, 2011
0 to 90 days	70.1%	68.1%
91 to 180 days	17.6%	19.3%
Over 180 days	12.3%	12.6%

Total	100.0%	100.0%

Revenue and Volume Trends

Net revenue for the quarter ended March 31, 2012, increased 3.8% to $647.6 million, compared to $624.2 million in the prior year quarter. Net revenue for the six months ended March 31, 2012, increased 2.7% to $1.27 billion, compared to $1.24 billion in the prior year period. Net revenue is comprised of acute care revenue, which is recorded net of the provision for bad debts as required by newly adopted authoritative accounting guidance, and premium revenue. Acute care revenue, which includes the impact of the St. Joseph Medical Center (“St. Joseph”) acquisition effective May 1, 2011, contributed $76.2 million and $137.1 million to the increase in net revenue for the quarter and six months ended March 31, 2012, respectively, while premium revenue at Health Choice declined $52.8 million and $104.2 million for the same periods, respectively.

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

Certain of our acute care hospitals receive supplemental Medicaid reimbursement, including reimbursement from programs for participating private hospitals that enter into indigent care affiliation agreements with public hospitals or county governments in the state of Texas. Under the CMS-approved programs, affiliated hospitals, including our Texas hospitals, have expanded the community healthcare safety net by providing indigent healthcare services. Participation in indigent care affiliation agreements by our Texas hospitals has resulted in additional acute care revenue by virtue of the hospitals’ entitlement to supplemental Medicaid inpatient reimbursement. Revenue recognized under these Texas private supplemental Medicaid reimbursement programs for the quarter and six months ended March 31, 2012, was $20.0 million and $36.4 million, respectively, compared to $19.7 million and $36.7 million in the same prior year periods. The Texas private supplemental Medicaid reimbursement programs are currently being reviewed by the THHSC, which, on December 12, 2011, received CMS approval of a waiver allowing Texas to continue receiving supplemental Medicaid reimbursement while expanding its Medicaid managed care program. Due to the recent approval of the Medicaid waiver and the nature of ongoing deliberations with advocacy groups and public hospitals, we are unable to estimate the impact, if any, this will have on our revenue and earnings.

Admissions increased 14.7% and 17.6% for the quarter and six months ended March 31, 2012, respectively, compared to the same prior year periods. Adjusted admissions increased 15.1% and 16.5% for the quarter and six months ended March 31, 2012, respectively, compared to the same prior year periods. On a same-facility basis, admissions increased 0.3% and 2.4% for the quarter and six months ended March 31, 2012, respectively, compared to the same prior year periods, while adjusted admissions increased 2.1% and 2.7%, for the quarter and six months ended March 31, 2012, respectively, compared to the same prior year periods.

On a same-facility basis, our volume has benefitted from increases in outpatient surgeries, which increased 3.4% and 1.1% for the quarter and six months ended March 31, 2012, respectively, compared to the same prior year periods, as well as growth in sub-acute services such as psychiatric care, which increased 11.6% and 13.5% for the quarter and six months ended March 31, 2012, respectively, compared to the same prior year periods. Despite these improvements, our hospital volumes continue to be negatively impacted, in part, by an overall industry-wide decline in obstetric related services, a light influenza season, the impact of high unemployment and patient decisions to defer or cancel elective procedures, general primary care and other non-emergent healthcare procedures until their conditions become more acute, all resulting from the impact of the current economic environment. The deferral of non-emergent procedures has also been facilitated by an increase in the number of high deductible employer sponsored health plans, which ultimately shifts more of the medical cost responsibility onto the patient.

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

The sources of our net patient revenue by payor are summarized as follows, and are reflected before of the provision for bad debts:

	Quarter Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Medicare	22.6%	24.7%	23.8%	24.4%
Managed Medicare	9.7%	8.0%	8.6%	8.2%
Medicaid and managed Medicaid	13.3%	14.3%	14.9%	14.3%
Managed care	37.1%	39.3%	37.7%	39.9%
Self-pay	17.3%	13.7%	15.0%	13.2%

Total	100.0%	100.0%	100.0%	100.0%

Net patient revenue per adjusted admission, which includes the impact of the provision for bad debts as a component of acute care revenue, increased 1.7% and decreased 0.6% for the quarter and six months ended March 31, 2012, respectively, compared to the same prior year periods. On a same-facility basis, net patient revenue per adjusted admission increased 2.7% and 0.8% for the quarter and six months ended March 31, 2012, compared to the same prior year periods. Our pricing metrics have benefitted from the net impact of our Rural Floor Settlement with CMS and the revenue adjustments resulting from the new SSI ratios released by CMS. Additionally, we continue to receive rate increases from our managed care payors, however, our overall pricing has been negatively affected by the impact of high unemployment and other industry pressures, which has resulted in increased bad debt expense and reductions in Medicaid funding as states address their budgeting issues by implementing rate cuts on providers, which has caused a decline in pricing related to Medicaid and managed Medicaid volumes. As states continue working through their budgetary issues, any additional cuts to Medicaid funding would negatively impact our future pricing and earnings.

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

Premium revenue generated under the AHCCCS and CMS contracts with Health Choice represented 21.2% and 22.6% of our consolidated net revenue for the quarter and six months ended March 31, 2012, respectively, compared to 30.4% and 31.7% in the same prior year periods. The decline in premium revenue as a percentage of consolidated net revenue is the result of our recent St. Joseph acquisition and a loss of covered lives in our Medicaid product line, which declined approximately 7.9% since July 1, 2011. The loss in membership in our Medicaid product line is the result of efforts by the state of Arizona to balance its budget, which includes the implementation of a plan to reduce its Medicaid enrollees, particularly related to childless adults, by approximately 9.5% during its 2012 fiscal year, which began July 1, 2011. As a result of these measures, we anticipate further reductions in premium revenue and earnings at Health Choice during our 2012 fiscal year.

Health Choice operates in what is currently a difficult state budgetary environment in Arizona. As of October 1, 2011, AHCCCS implemented a tiered profit sharing plan, which followed two recently enacted 5% cuts in hospital reimbursement rates for services provided to state Medicaid enrollees. AHCCCS could take further actions in the near term that could materially adversely impact our operating results and cash flows, including other reimbursement rate reductions, enrollment reductions, capitation payment deferrals, covered services reductions or limitations or other steps to reduce program expenditures.

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

SELECTED OPERATING DATA

The following table sets forth certain unaudited operating data for each of the periods presented.

	Quarter Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Acute Care
Number of acute care hospital facilities at end of period	18	17	18	17
Licensed beds at end of period (1)	4,380	3,578	4,380	3,578
Average length of stay (days) (2)	5.0	5.0	5.0	4.9
Occupancy rates (average beds in service)	52.1%	51.3%	50.5%	48.2%
Admissions (3)	32,461	28,311	64,095	54,513
Adjusted admissions (4)	54,791	47,583	108,212	92,895
Patient days (5)	162,677	141,670	317,487	269,477
Adjusted patient days (4)	264,807	229,147	516,970	440,843
Net patient revenue per adjusted admission (6)	$9,189	$9,031	$8,967	$9,020
Same-Facility Acute Care (7)
Number of acute care hospital facilities at end of period	17	17	17	17
Licensed beds at end of period (1)	3,588	3,578	3,588	3,578
Average length of stay (days) (2)	5.0	5.0	4.9	4.9
Occupancy rates (average beds in service)	51.0%	51.3%	49.4%	48.2%
Admissions (3)	28,395	28,311	55,817	54,513
Adjusted admissions (4)	48,586	47,583	95,439	92,895
Patient days (5)	140,990	141,670	274,759	269,477
Adjusted patient days (4)	231,686	229,147	451,041	440,843
Net patient revenue per adjusted admission (6)	$9,278	$9,031	$9,093	$9,020
Health Choice
Medicaid covered lives	175,995	190,915	175,995	190,915
Dual-eligible lives (8)	4,127	4,331	4,127	4,331
Medical loss ratio (9)	80.6%	84.3%	82.1%	85.2%

(1)	Includes St. Luke’s Behavioral Hospital.
(2)	Represents the average number of days that a patient stayed in our hospitals.
(3)	Represents the total number of patients admitted to our hospitals for stays in excess of 23 hours. Management and investors use this number as a general measure of inpatient volume.
(4)	Adjusted admissions and adjusted patient days are general measures of combined inpatient and outpatient volume. We compute adjusted admissions/patient days by multiplying admissions/patient days by gross patient revenue and then dividing that number by gross inpatient revenue.
(5)	Represents the number of days our beds were occupied by inpatients over the period.
(6)	Includes the impact of the provision for bad debts as a component of revenue resulting from the adoption of recent authoritative accounting guidance.
(7)	Excludes the impact of the St. Joseph acquisition, which was effective May 1, 2011.
(8)	Represents members eligible for Medicare and Medicaid benefits under Health Choice’s contract with CMS to provide coverage as a MAPD SNP.
(9)	Represents medical claims expense as a percentage of premium revenue, including claims paid to our hospitals.

RESULTS OF OPERATIONS SUMMARY

Consolidated

The following table sets forth, for the periods presented, our results of consolidated operations expressed in dollar terms and as a percentage of net revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended March 31, 2012		Quarter Ended March 31, 2011		Six Months Ended March 31, 2012		Six Months Ended March 31, 2011
($ in thousands):	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Net revenue
Acute care revenue, net (1)	$510,468	78.8%	$434,226	69.6%	$983,403	77.4%	$846,300	68.3%
Premium revenue	137,168	21.2%	189,960	30.4%	287,906	22.6%	392,152	31.7%

Net revenue	647,636	100.0%	624,186	100.0%	1,271,309	100.0%	1,238,452	100.0%
Costs and expenses
Salaries and benefits	234,092	36.1%	196,036	31.4%	458,056	36.0%	385,949	31.2%
Supplies	86,969	13.4%	77,924	12.5%	171,139	13.5%	154,360	12.5%
Medical claims	108,679	16.8%	157,416	25.2%	232,924	18.3%	328,750	26.5%
Rentals and leases	12,276	1.9%	11,289	1.8%	24,542	1.9%	22,455	1.8%
Other operating expenses	120,276	18.6%	103,350	16.6%	234,259	18.4%	200,476	16.2%
Medicaid EHR incentive payments	(2,009)	(0.3%)	—	—	(8,686)	(0.7%)	—	—
Interest expense, net	35,556	5.4%	16,510	2.7%	70,496	5.6%	33,387	2.7%
Depreciation and amortization	28,976	4.5%	24,584	3.9%	57,510	4.5%	48,630	3.9%
Management fees	1,250	0.2%	1,250	0.2%	2,500	0.2%	2,500	0.2%

Total costs and expenses	626,065	96.6%	588,359	94.3%	1,242,740	97.7%	1,176,507	95.0%
Earnings from continuing operations before gain on disposal of assets and income taxes	21,571	3.4%	35,827	5.7%	28,569	2.3%	61,945	5.0%
Gain on disposal of assets, net	438	0.0%	540	0.1%	678	0.0%	885	0.1%

Earnings from continuing operations before income taxes	22,009	3.4%	36,367	5.8%	29,247	2.3%	62,830	5.1%
Income tax expense	9,205	1.4%	13,500	2.2%	12,810	1.0%	22,689	1.8%

Net earnings from continuing operations	12,804	2.0%	22,867	3.6%	16,437	1.3%	40,141	3.3%
Earnings (loss) from discontinued operations, net of income taxes	363	0.0%	(2,846)	(0.5%)	315	0.0%	(6,054)	(0.5%)

Net earnings	13,167	2.0%	20,021	3.1%	16,752	1.3%	34,087	2.8%
Net earnings attributable to non-controlling interests	(2,010)	(0.3%)	(2,995)	(0.4%)	(4,242)	(0.3%)	(5,315)	(0.5%)

Net earnings attributable to IASIS Healthcare LLC	$11,157	1.7%	$17,026	2.7%	$12,510	1.0%	$28,772	2.3%

(1)	Acute care revenue is net of the provision for bad debts.

Acute Care

The following table and discussion sets forth, for the periods presented, the results of our acute care operations expressed in dollar terms and as a percentage of acute care revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended March 31, 2012		Quarter Ended March 31, 2011		Six Months Ended March 31, 2012		Six Months Ended March 31, 2011
($ in thousands):	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Acute care revenue
Acute care revenue (1)	$510,468	99.6%	$434,226	99.4%	$983,403	99.7%	$846,300	99.4%
Revenue between segments (2)	1,820	0.4%	2,807	0.6%	3,449	0.3%	5,467	0.6%

Acute care revenue, net	512,288	100.0%	437,033	100.0%	986,852	100.0%	851,767	100.0%
Costs and expenses
Salaries and benefits	228,135	44.5%	190,863	43.7%	446,972	45.3%	375,753	44.1%
Supplies	86,907	17.0%	77,872	17.8%	171,026	17.3%	154,264	18.1%
Rentals and leases	11,875	2.3%	10,891	2.5%	23,761	2.4%	21,613	2.5%
Other operating expenses	114,115	22.3%	96,425	22.1%	222,412	22.5%	187,255	22.0%
Medicaid EHR incentive payments	(2,009)	(0.4%)	—	—	(8,686)	(0.9%)	—	—
Interest expense, net	35,556	6.9%	16,510	3.8%	70,496	7.2%	33,387	3.9%
Depreciation and amortization	28,054	5.5%	23,697	5.4%	55,710	5.6%	46,848	5.5%
Management fees	1,250	0.2%	1,250	0.3%	2,500	0.3%	2,500	0.3%

Total costs and expenses	503,883	98.3%	417,508	95.6%	984,191	99.7%	821,620	96.4%
Earnings from continuing operations before gain on disposal of assets and income taxes	8,405	1.7%	19,525	4.4%	2,661	0.3%	30,147	3.6%
Gain on disposal of assets, net	438	0.0%	540	0.1%	678	0.1%	885	0.1%

Earnings from continuing operations before income taxes	$8,843	1.7%	$20,065	4.5%	$3,339	0.4%	$31,032	3.7%

(1)	Acute care revenue is net of the provision for bad debts.
(2)	Revenue between segments is eliminated in our consolidated results.

Quarters Ended March 31, 2012 and 2011

Acute care revenue — Acute care revenue for the quarter ended March 31, 2012, was $512.3 million, an increase of $75.3 million or 17.2%, compared to $437.0 million in the prior year quarter. The increase in acute care revenue, which includes the impact of the St. Joseph acquisition, is comprised of an increase in adjusted admissions of 15.1%, and an increase in net patient revenue per adjusted admission of 1.7%. Excluding the net impact of our Rural Floor Settlement with CMS and the new SSI ratios, our net patient revenue per adjusted admission would have declined 0.5%, which is primarily the result of an increase in bad debts and reductions in Medicaid reimbursement. For the quarter ended March 31, 2012, self-pay admissions as a percentage of total admissions increased to 7.5%, compared to 5.6% in the prior year quarter. The increase in our self-pay admissions mix is reflective of continued growth in uninsured patient volume accessing care through our emergency rooms, especially in Arizona where the state has implemented measures to reduce its Medicaid enrollment.

Net adjustments to estimated third-party payor settlements, also known as prior year contractuals, resulted in an increase in acute care revenue of $13.1 million and $443,000 for the quarters ended March 31, 2012 and 2011, respectively. Net adjustments to estimated third-party payor settlements in the quarter ended March 31, 2012, includes the impact of our Rural Floor Settlement with CMS totaling $15.4 million, which was offset by $4.3 million of adjustments resulting from the new SSI ratios published by CMS.

Salaries and benefits — Salaries and benefits expense for the quarter ended March 31, 2012, was $228.1 million, or 44.5% of acute care revenue, compared to $190.9 million, or 43.7% of acute care revenue in the prior year quarter. Salaries and benefits expense as a percentage of acute care revenue increased primarily resulting from the expansion of our employed physician base, which requires additional investments in labor and practice related costs, including infrastructure and physician support staff.

Supplies — Supplies expense for the quarter ended March 31, 2012 was $86.9 million, or 17.0% of acute care revenue, compared to $77.9 million, or 17.8% of acute care revenue in the prior year quarter. The decrease in supplies expense as a percentage of acute care revenue is primarily the result of lower supply utilization driven by a 31.6% increase in our sub-acute services, including psychiatric and rehabilitation care, which includes the impact of our recent St. Joseph acquisition.

Other operating expenses — Other operating expenses for the quarter ended March 31, 2012 were $114.1 million, or 22.3% of acute care revenue, compared to $96.4 million, or 22.1% of acute care revenue in the prior year quarter. The increase in other operating expenses as a percentage of acute care revenue is primarily the result of $4.1 million in legal and consulting fees related to our Rural Floor Settlement with CMS.

Interest expense — Interest expense for the quarter ended March 31, 2012, was $35.6 million, compared to $16.5 million in the prior year quarter. The increase in our interest expense is due to our refinancing transaction completed during the third quarter of fiscal 2011.

Six Months Ended March 31, 2012 and 2011

Acute care revenue — Acute care revenue for the six months ended March 31, 2012, was $986.9 million, an increase of $135.1 million or 15.9%, compared to $851.8 million in the prior year period. The increase in acute care revenue, which includes the impact of the St. Joseph acquisition, is comprised of an increase in adjusted admissions of 16.5%, offset by a decrease in net patient revenue per adjusted admission of 0.6%. Excluding the net impact of our Rural Floor Settlement with CMS and the new SSI ratios, our net patient revenue per adjusted admission would have declined 1.7%, which is primarily the result of an increase in bad debts and reductions in Medicaid reimbursement. For the six months ended March 31, 2012, self-pay admissions as a percentage of total admissions increased to 7.3%, compared to 5.8% in the prior year period. The increase in our self-pay admissions mix is reflective of continued growth in uninsured patient volume accessing care through our emergency rooms, especially in Arizona where the state has implemented measures to reduce its Medicaid enrollment.

Net adjustments to estimated third-party payor settlements, also known as prior year contractuals, resulted in an increase in acute care revenue of $13.2 million and $1.8 million for the six months ended March 31, 2012 and 2011, respectively. Net adjustments to estimated third-party payor settlements in the six months ended March 31, 2012, includes the impact of our Rural Floor Settlement with CMS totaling $15.4 million, which was offset by $4.3 million of adjustments resulting from the new SSI ratios published by CMS.

Salaries and benefits — Salaries and benefits expense for the six months ended March 31, 2012, was $447.0 million, or 45.3% of acute care revenue, compared to $375.8 million, or 44.1% of acute care revenue in the prior year period. Salaries and benefits expense as a percentage of acute care revenue increased primarily resulting from the expansion of our employed physician base, which requires additional investments in labor and practice related costs, including infracture and physician support staff, and our recent acquisition which contributed 0.4%.

Supplies — Supplies expense for the six months ended March 31, 2012 was $171.0 million, or 17.3% of acute care revenue, compared to $154.3 million, or 18.1% of acute care revenue in the prior year period. The decrease in supplies expense as a percentage of acute care revenue is primarily the result of lower supply utilization driven by a 34.0% increase in our sub-acute services, including psychiatric and rehabilitation care, which includes the impact of our recent St. Joseph acquisition.

Other operating expenses — Other operating expenses for the six months ended March 31, 2012 were $222.4 million, or 22.6% of acute care revenue, compared to $187.3 million, or 22.0% of acute care revenue in the prior year period. Included in other operating expenses during the six months ended March 31, 2012, was $4.1 million in legal and consulting fees related to our Rural Floor Settlement with CMS. The remaining increase in other operating expenses as a percentage of acute care revenue is primarily due to an increase in repairs and maintenance and information technology costs.

Interest expense — Interest expense for the six months ended March 31, 2012, was $70.5 million, compared to $33.4 million in the prior year period. The increase in our interest expense is due to our refinancing transaction completed during the third quarter of fiscal 2011.

Health Choice

The following table and discussion sets forth, for the periods presented, the results of our Health Choice operations expressed in dollar terms and as a percentage of premium revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended March 31, 2012		Quarter Ended March 31, 2011		Six Months Ended March 31, 2012		Six Months Ended March 31, 2011
($ in thousands):	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Premium revenue
Premium revenue	$137,168	100.0%	$189,960	100.0%	$287,906	100.0%	$392,152	100.0%
Costs and expenses
Salaries and benefits	5,957	4.3%	5,173	2.7%	11,084	3.8%	10,196	2.6%
Supplies	62	0%	52	0.0%	113	0.0%	96	0.0%
Medical claims (1)	110,499	80.6%	160,223	84.3%	236,373	82.1%	334,217	85.2%
Other operating expenses	6,161	4.5%	6,925	3.7%	11,847	4.1%	13,221	3.4%
Rentals and leases	401	0.3%	398	0.2%	781	0.3%	842	0.2%
Depreciation and amortization	922	0.7%	887	0.5%	1,800	0.7%	1,782	0.5%

Total costs and expenses	124,002	90.4%	173,658	91.4%	261,998	91.0%	360,354	91.9%

Earnings before income taxes	$13,166	9.6%	$16,302	8.6%	$25,908	9.0%	$31,798	8.1%

(1)	Medical claims paid to our hospitals of $1.8 million and $2.8 million for the quarters ended March 31, 2012 and 2011, respectively, and $3.4 million and $5.5 million for the six months ended March 31, 2012 and 2011, respectively, are eliminated in our consolidated results.

Quarters Ended March 31, 2012 and 2011

Premium revenue — Premium revenue from Health Choice was $137.2 million for the quarter ended March 31, 2012, a decrease of $52.8 million or 27.8%, compared to $190.0 million in the prior year quarter. The decline in premium revenue is primarily impacted by the efforts of the state of Arizona to reduce its Medicaid enrollment, particularly related to childless adults, which has resulted in a 9.5% decline in member months, and lower capitation rates on a per member per month basis, as the mix of enrollees has changed to include fewer childless adults, which typically receive a higher capitation rate on a monthly basis. Additionally, premium revenue has been impacted by two 5% provider rate reductions that were implemented effective April 1 and October 1, 2011.

Medical claims — Prior to eliminations, medical claims expense was $110.5 million for the quarter ended March 31, 2012, compared to $160.2 million in the prior year quarter. Medical claims expense as a percentage of premium revenue was 80.6% for the quarter ended March 31, 2012, compared to 84.3% in the prior year quarter. The decrease in medical claims as a percentage of premium revenue is impacted primarily by the loss of childless adult lives from its membership rolls, which typically incur higher medical claims costs per member.

Six Months Ended March 31, 2012 and 2011

Premium revenue — Premium revenue from Health Choice was $287.9 million for the six months ended March 31, 2012, a decrease of $104.2 million or 26.6%, compared to $392.2 million in the prior year period. The decline in premium revenue is primarily impacted by the efforts of the state of Arizona to reduce its Medicaid enrollment, particularly related to childless adults, which has resulted in a 9.2% decline in member months, and lower capitation rates on a per member per month basis, as the mix of enrollees has changed to include fewer childless adults, which typically receive a higher capitation rate on a monthly basis. Additionally, premium revenue has been impacted by two 5% provider rate reductions that were implemented effective April 1 and October 1, 2011.

Medical claims — Prior to eliminations, medical claims expense was $236.4 million for the six months ended March 31, 2012, compared to $334.2 million in the prior year period. Medical claims expense as a percentage of premium revenue was 82.1% for the six months ended March 31, 2012, compared to 85.2% in the prior year period. The decrease in medical claims as a percentage of premium revenue is impacted primarily by the loss of childless adult lives from its membership rolls, which typically incur higher medical claims costs per member.

LIQUIDITY AND CAPITAL RESOURCES

Overview of Cash Flow Activities for the Six Months Ended March 31, 2012 and 2011

Our cash flows are summarized as follows (in thousands):

	Six Months Ended Ended March 31,
	2012	2011
Cash flows from operating activities	$(636)	$97,478
Cash flows from investing activities	$(51,416)	$(53,249)
Cash flows from financing activities	$(13,614)	$(10,124)

Operating Activities

Operating cash flows decreased $98.1 million for the six months ended March 31, 2012, compared to the prior year period. The decrease is due primarily to temporary delays in the adjudication of accounts receivable with certain Medicaid and managed care payors, including delay in receipt of certain supplemental Medicaid reimbursement in Texas, the receivable resulting from the Rural Floor Settlement with CMS, which we expect to receive by June 30, 2012, an increase in cash interest paid resulting from our fiscal 2011 refinancing transaction and a decline in medical claims payable as a result of the loss of Medicaid enrollees at Health Choice.

At March 31, 2012, we had $246.9 million in net working capital, compared to $225.1 million at September 30, 2011. Net accounts receivable increased $77.5 million to $355.4 million at March 31, 2012, from $277.9 million at September 30, 2011. Our days revenue in accounts receivable at March 31, 2012 were 56, compared to 47 at September 30, 2011, and 49 at March 31, 2011.

Investing Activities

Capital expenditures for the six months ended March 31, 2012, were $53.2 million, compared to $42.2 million in the prior year period.

Financing Activities

During the six months ended March 31, 2012, pursuant to the terms of our senior secured credit facilities, we made principal payments totaling $5.1 million, compared to $2.9 million in the prior year period.

Capital Resources

As of March 31, 2012, we had the following debt arrangements:

•	$1.325 billion senior secured credit facilities; and

•	$850.0 million in 8.375% senior notes due 2019.

At March 31, 2012, amounts outstanding under our senior secured credit facilities consisted of $1.016 billion in term loans. In addition, we had $87.9 million in letters of credit outstanding under the revolving credit facility. The weighted average interest rate of outstanding borrowings under the senior secured credit facilities was 5.0% for both the quarter and six months ended March 31, 2012, respectively.

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

The Indenture contains covenants that limit our (and our restricted subsidiaries’) ability to, among other things: (1) incur additional indebtedness or liens or issue disqualified stock or preferred stock; (2) pay dividends or make other distributions on, redeem or repurchase our capital stock; (3) sell certain assets; (4) make certain loans and investments; (5) enter into certain transactions with affiliates; (6) impose restrictions on the ability of a subsidiary to pay dividends or make payments or distributions to us and our restricted subsidiaries; and (7) consolidate, merge or sell all or substantially all of our assets. These covenants are subject to a number of important limitations and exceptions.

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

Other

In August 2011, we executed forward starting interest rate swaps with Citibank, N.A. (“Citibank”) and Barclays Bank PLC (“Barclays”), as counterparties, with notional amounts totaling $350.0 million, each agreement effective March 31, 2013 and expiring between September 30, 2014 and September 30, 2016. Under these agreements, we will be required to make quarterly fixed rate payments to the counterparties at annual rates ranging from 1.6% to 2.2%. The counterparties will be obligated to make quarterly floating rate payments to us based on the three-month LIBOR rate, each subject to a floor of 1.25%. Additionally, in August 2011, we executed an interest rate cap with Citibank, as counterparty, with a notional amount of $350.0 million and a cap rate of 1.75%, effective March 1, 2012 and expiring March 31, 2013.

Capital Expenditures

We plan to finance our proposed capital expenditures with cash generated from operations, borrowings under our Senior Secured Credit Facilities and other capital sources that may become available. We expect our capital expenditures for fiscal 2012 to be $105.0 million to $115.0 million, including the following significant expenditures:

•	$45.0 million to $50.0 million for growth and new business projects;

•	$35.0 million to $40.0 million in replacement or maintenance related projects at our hospitals; and

•	$25.0 million in hardware and software costs related to information systems projects, including healthcare IT stimulus initiatives.

Liquidity

We rely on cash generated from our operations as our primary source of liquidity, as well as available credit facilities, project and bank financings and the issuance of long-term debt. From time to time, we have also utilized operating lease transactions that are sometimes referred to as off-balance sheet arrangements. We expect that our future funding for working capital needs, capital expenditures, long-term debt repayments and other financing activities will continue to be provided from some or all of these sources. Each of our existing and projected sources of cash is impacted by operational and financial risks that influence the overall amount of cash generated and the capital available to us. For example, cash generated by our business operations may be impacted by, among other things, economic downturns, federal and state budget initiatives, weather-related catastrophes and adverse industry conditions. Our future liquidity will be impacted by our ability to access capital markets, which may be restricted due to our credit ratings, general market conditions, leverage capacity and by existing or future debt agreements. For a further discussion of risks that can impact our liquidity, see our risk factors in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Including available cash at March 31, 2012, we have available liquidity as follows (in millions):

Cash and cash equivalents	$81.7
Available capacity under our senior secured revolving credit facility	212.1

Net available liquidity at March 31, 2012	$293.8

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

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. At March 31, 2012, the following components of our Senior Secured Credit Facilities bear interest at variable rates at specified margins above either the agent bank’s alternate base rate or the LIBOR rate: (i) a $1.025 billion, seven-year term loan; and (ii) a $300.0 million, five-year revolving credit facility. As of March 31, 2012, we had outstanding variable rate debt of $1.015 billion.

We have managed our market exposure to changes in interest rates by implementing a comprehensive interest rate hedging strategy that includes converting variable rate debt to fixed rate debt. We have executed a interest rate cap with Citibank, as counterparty, with a notional amount of $350.0 million and a cap rate of 1.75%, effective March 1, 2012, and expiring March 31, 2013. Additionally, we have executed forward starting interest rate swaps with Citibank and Barclays, as counterparties, with notional amounts totaling $350.0 million, each agreement effective March 31, 2013, and expiring between September 30, 2014 and September 30, 2016, at rates ranging from 1.6% to 2.2%. Our interest rate hedging agreements expose us to credit risk in the event of non-performance by our counterparties, Citibank and Barclays. However, we do not anticipate non-performance by either of our counterparties.

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

Evaluations of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2012. Based on this evaluation, the principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In November 2010, the Department of Justice (“DOJ”) sent a letter to IAS, our parent company, requesting a 12-month tolling agreement in connection with an investigation into Medicare claims submitted by our hospitals in connection with the implantation of implantable cardioverter defibrillators (“ICDs”) during the period 2003 to the present. At that time, neither the precise number of procedures, number of claims, nor the hospitals involved were identified by the DOJ. We understand that the government is conducting a national initiative with respect to ICD procedures involving a number of healthcare providers and is seeking information in order to determine if ICD implantation procedures were performed in accordance with Medicare coverage requirements. On January 11, 2011, IAS entered into the tolling agreement with the DOJ and, subsequently, the DOJ has provided IAS with a list of 194 procedures involving ICDs at 14 hospitals which are the subject of further medical necessity review by the DOJ. IAS is cooperating fully with the government and, to date, the DOJ has not asserted any claim against our hospitals. In October 2011, the government proposed, and IAS agreed, to extend the tolling agreement for one year.

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

PART II. OTHER INFORMATION

Item 6.	Exhibits

(a) List of Exhibits:

31.1	Certification of Principal Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from our quarterly report on Form 10-Q for the quarter and six months ended March 31, 2012, filed with the SEC on May 15, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated balance sheets at March 31, 2012 and September 30, 2011, (ii) the condensed consolidated statements of operations for the quarters and six months ended March 31, 2012 and 2011, (iii) the condensed consolidated statement of equity, (iv) the condensed consolidated statements of cash flows for the six months ended March 31, 2012 and 2011, and (v) the notes to the condensed consolidated financial statements (tagged as blocks of text). (1)

(1)	The XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IASIS HEALTHCARE LLC

Date: May 15, 2012	By:	/s/ John M. Doyle
John M. Doyle
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from our quarterly report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 15, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated balance sheets at March 31, 2012 and September 30, 2011, (ii) the condensed consolidated statements of operations for the quarters and six months ended March 31, 2012 and 2011, (iii) the condensed consolidated statement of equity, (iv) the condensed consolidated statements of cash flows for the six months ended March 31, 2012 and 2011, and (v) the notes to the condensed consolidated financial statements (tagged as blocks of text). (1)

(1)	The XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.