Form 10-Q
period 2012-06-30
IASIS Healthcare LLC
filed 2012-08-14
CIK 1294632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 14, 2012, 100% of the registrant’s common interests outstanding (all of which are privately owned and are not traded on any public market) were owned by IASIS Healthcare Corporation, its sole member.

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	June 30, 2012	September 30, 2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$64,367	$147,327
Accounts receivable, net	334,434	277,932
Inventories	68,050	68,330
Deferred income taxes	17,639	40,415
Prepaid expenses and other current assets	86,197	72,914

Total current assets	570,687	606,918

Property and equipment, net	1,168,748	1,167,920
Goodwill	809,654	808,651
Other intangible assets, net	29,907	32,779
Other assets, net	73,292	63,509

Total assets	$2,652,288	$2,679,777

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$107,961	$92,805
Salaries and benefits payable	52,207	58,379
Accrued interest payable	10,085	30,045
Medical claims payable	61,276	85,723
Other accrued expenses and other current liabilities	81,657	100,830
Current portion of long-term debt and capital lease obligations	13,645	14,020

Total current liabilities	326,831	381,802

Long-term debt and capital lease obligations	1,855,783	1,864,749
Deferred income taxes	119,700	131,018
Other long-term liabilities	104,182	78,441

Non-controlling interests with redemption rights	99,412	95,977

Equity
Member’s equity	136,633	118,000
Non-controlling interests	9,747	9,790

Total equity	146,380	127,790

Total liabilities and equity	$2,652,288	$2,679,777

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands)

	Quarter Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Net revenue
Acute care revenue	$566,771	$522,446	$1,698,626	$1,483,161
Less: Provision for bad debts	(77,772)	(60,685)	(226,224)	(175,100)

Acute care revenue, net	488,999	461,761	1,472,402	1,308,061
Premium revenue	142,323	188,765	430,229	580,917

Net revenue	631,322	650,526	1,902,631	1,888,978

Costs and expenses
Salaries and benefits (includes stock-based compensation of $2,022, $330, $3,964 and $1,364, respectively)	231,035	211,114	689,091	597,063
Supplies	85,782	83,071	256,921	237,431
Medical claims	116,366	155,885	349,290	484,635
Rentals and leases	13,095	11,774	37,637	34,229
Other operating expenses	116,606	114,778	350,865	315,254
Medicaid EHR incentive payments	—	(8,125)	(8,686)	(8,125)
Interest expense, net	33,625	27,597	104,121	60,984
Depreciation and amortization	29,012	26,312	86,522	74,942
Management fees	1,250	1,250	3,750	3,750
Loss on extinguishment of debt	—	23,075	—	23,075

Total costs and expenses	626,771	646,731	1,869,511	1,823,238

Earnings from continuing operations before gain (loss) on disposal of assets and income taxes	4,551	3,795	33,120	65,740
Gain (loss) on disposal of assets, net	(233)	(114)	445	771

Earnings from continuing operations before income taxes	4,318	3,681	33,565	66,511
Income tax (benefit) expense	(7,517)	1,389	5,293	24,078

Net earnings from continuing operations	11,835	2,292	28,272	42,433
Earnings (loss) from discontinued operations, net of income taxes	26	(15)	341	(6,069)

Net earnings	11,861	2,277	28,613	36,364
Net earnings attributable to non-controlling interests	(1,082)	(2,740)	(5,324)	(8,055)

Net earnings (loss) attributable to IASIS Healthcare LLC	$10,779	$(463)	$23,289	$28,309

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

(In Thousands)

	Non- controlling Interests with Redemption Rights	Member’s Equity	Non- controlling Interests	Total Equity
Balance at September 30, 2011	$95,977	$118,000	$9,790	$127,790
Net earnings	5,171	23,289	153	23,442
Distributions to non-controlling interests	(6,606)	—	(196)	(196)
Repurchase of non-controlling interest, net	(341)	—	—	—
Acquisition related adjustments to redemption value of non-controlling interests with redemption rights	439	—	—	—
Other	(2,546)	—	—	—
Stock-based compensation	—	3,964	—	3,964
Other comprehensive loss	—	(1,736)	—	(1,736)
Contribution from parent company related to current tax benefit from Holdings Senior PIK loans interest in prior year	—	428	—	428
Income tax benefit from exercised employee stock options	—	6	—	6
Adjustment to redemption value of non-controlling interests with redemption rights	7,318	(7,318)	—	(7,318)

Balance at June 30, 2012	$99,412	$136,633	$9,747	$146,380

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	Nine Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net earnings	$28,613	$36,364
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	86,522	74,942
Amortization of loan costs	5,495	4,319
Stock-based compensation	3,964	1,364
Deferred income taxes	14,671	899
Income tax benefit from stock-based compensation	6	—
Income tax benefit from parent company interest	428	7,201
Fair value change in interest rate hedges	(1,410)	(695)
Amortization of other comprehensive loss	2,057	—
Gain on disposal of assets, net	(445)	(771)
Loss (earnings) from discontinued operations, net	(341)	6,069
Loss on extinguishment of debt	—	23,075
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	(57,641)	(32,494)
Inventories, prepaid expenses and other current assets	(14,134)	(13,572)
Accounts payable, other accrued expenses and other accrued liabilities	(48,742)	(13,309)

Net cash provided by operating activities — continuing operations	19,043	93,392
Net cash provided by (used in) operating activities — discontinued operations	(228)	3,260

Net cash provided by operating activities	18,815	96,652

Cash flows from investing activities
Purchases of property and equipment, net	(85,051)	(64,475)
Cash paid for acquisitions, net	(505)	(155,428)
Proceeds from sale of assets	82	150
Change in other assets, net	2,574	1,385

Net cash used in investing activities	(82,900)	(218,368)

Cash flows from financing activities
Proceeds from refinancing	—	1,863,730
Payment of debt and capital lease obligations	(10,734)	(1,049,547)
Debt financing costs incurred	(998)	(51,308)
Distribution to parent company	—	(632,866)
Distributions to non-controlling interests	(6,802)	(7,395)
Costs paid for the repurchase of non-controlling interests, net	(341)	(814)

Net cash provided by (used in) financing activities	(18,875)	121,800

Change in cash and cash equivalents	(82,960)	84
Cash and cash equivalents at beginning of period	147,327	144,511

Cash and cash equivalents at end of period	$64,367	$144,595

Supplemental disclosure of cash flow information
Cash paid for interest	$117,960	$58,283

Cash paid (received) for income taxes, net	$(10,111)	$17,587

Supplemental disclosure of non-cash investing and financing activities
Capital lease obligations resulting from acquisition	$—	$9,559

See accompanying notes.

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements as of and for the quarters and nine months ended June 30, 2012 and 2011, reflect the financial position, results of operations and cash flows of IASIS Healthcare LLC (“IASIS” or the “Company”). The Company’s sole member and parent company is IASIS Healthcare Corporation (“Holdings” or “IAS”).

IASIS owns and operates acute care hospitals primarily located in high-growth urban and suburban markets. At June 30, 2012, the Company owned or leased 18 acute care hospital facilities and one behavioral health hospital facility, with a total of 4,385 licensed beds, and over 160 physician clinics, located in seven regions:

•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	Tampa-St. Petersburg, Florida;

•	five cities in Texas, including Houston and San Antonio;

•	Las Vegas, Nevada;

•	West Monroe, Louisiana; and

•	Woodland Park, Colorado.

The Company also owns and operates Health Choice Arizona, Inc. (“Health Choice” or the “Plan”), Medicaid and Medicare managed health plans located in Arizona and Utah.

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated balance sheet of the Company at September 30, 2011, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 21, 2011.

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

General and Administrative

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include the IASIS corporate office costs, which were $13.3 million and $12.7 million for the quarters ended June 30, 2012 and 2011, respectively, and $35.5 million and $33.5 million for the nine months ended June 30, 2012 and 2011, respectively.

Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are reflected in the accompanying consolidated financial statements at amounts that approximate fair value because of the short-term nature of these instruments. The fair value of the Company’s capital lease obligations also approximate carrying value as they bear interest at current market rates. The estimated fair values of the Company’s 8.375% senior notes due 2019 and senior secured credit facilities were $839.4 million and $994.5 million, respectively, at June 30, 2012, based upon quoted market prices at that date and categorized as Level 2 within the fair value hierarchy.

Subsequent Events Consideration

The Company has evaluated its financial statements and disclosures for the impact of subsequent events up to the date of filing its quarterly report on Form 10-Q with the SEC.

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

	Quarter Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Medicare	21.4%	24.8%	23.1%	24.6%
Managed Medicare	9.7%	7.7%	9.0%	8.1%
Medicaid and managed Medicaid	14.6%	15.2%	14.8%	14.8%
Managed care and other	37.2%	39.1%	37.4%	39.8%
Self-pay	17.1%	13.2%	15.7%	12.7%

Total	100%	100%	100%	100%

Reimbursement Settlements

On April 5, 2012, a settlement agreement (the “Rural Floor Settlement”) was signed between the Centers for Medicare and Medicaid Services (“CMS”) and a large number of healthcare service providers, including the Company’s hospitals. The Rural Floor Settlement is intended to resolve all claims that have been brought or could have been brought relating to CMS’ calculation of the rural floor budget neutrality adjustment that was created by the Balanced Budget Act of 1997 for federal fiscal year 1998 through and including federal fiscal year 2011. As a result of the Rural Floor Settlement, the Company recognized $15.4 million of additional acute care revenue during the nine months ended June 30, 2012.

During the nine months ended June 30, 2012, acute care revenue included an unfavorable adjustment of $4.3 million related to the newly issued Supplemental Security Income (“SSI”) ratios utilized for calculating Medicare Disproportionate Share Hospital reimbursement for federal fiscal years 2006 through 2009.

Allowance For Doubtful Accounts

The provision for bad debts and the associated allowance for doubtful accounts relate primarily to amounts due directly from patients. The Company’s estimation of the allowance for doubtful accounts is based primarily upon the type and age of the patient accounts receivable and the effectiveness of collection efforts. The Company’s policy is to reserve a portion of all self-pay receivables, including amounts due from the uninsured and amounts related to co-payments and deductibles, as these charges are recorded. The Company monitors accounts receivable balances and the effectiveness of reserve policies on a monthly basis and reviews various analytics to support the basis for its estimates. These efforts primarily consist of reviewing the following:

•	Historical write-off and collection experience using a hindsight or look-back approach;

•	Revenue and volume trends by payor, particularly the self-pay components;

•	Changes in the aging and payor mix of accounts receivable, including increased focus on accounts due from the uninsured and accounts that represent co-payments and deductibles due from patients;

•	Cash collections as a percentage of net patient revenue less bad debts;

•	Trending of days revenue in accounts receivable; and

•	Various allowance coverage statistics.

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

At June 30, 2012 and September 30, 2011, the Company’s self-pay receivables, including amounts due from uninsured patients and co-payment and deductible amounts due from insured patients, were $306.9 million and $241.1 million, respectively. At June 30, 2012 and September 30, 2011, the Company’s allowance for doubtful accounts was $240.5 million and $185.5 million, respectively, representing 78.4% and 76.9%, respectively, coverage of the Company’s self-pay receivables. The increase in the allowance for doubtful accounts is due primarily to an increase in self-pay volume and revenue.

3. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations consist of the following (in thousands):

	June 30, 2012	September 30, 2011
Senior secured term loan facility	$1,007,917	$1,015,055
8.375% senior notes due 2019	844,751	844,175
Capital leases and other obligations	16,760	19,539

	1,869,428	1,878,769
Less current maturities	13,645	14,020

	$1,855,783	$1,864,749

As of June 30, 2012, the senior secured term loan facility balance reflects an original issue discount (“OID”) of $4.3 million, which is net of accumulated amortization of $854,000. The 8.375% senior notes due 2019 (the “Senior Notes”) balance reflects an OID of $5.2 million, which is net of accumulated amortization of $896,000.

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

4. INTEREST RATE SWAPS

In March 2009, the Company executed interest rate swap agreements with Citibank, N.A. (“Citibank”) and Wachovia Bank, N.A. (currently Wells Fargo Bank, N.A.), as counterparties, with notional amounts totaling $425.0 million, of which $225.0 million expired on February 28, 2011, and the remaining $200.0 million expired on February 29, 2012. The Company completed periodic assessments of the effectiveness of its cash flow hedges and determined that these cash flow hedges were ineffective subsequent to March 31, 2011, as a result of the Company’s refinancing transaction in May 2011, which established a LIBOR floor applicable to borrowings under the Senior Secured Credit Facilities, the source of the Company’s variable rate debt. Accordingly, no gain or loss from the change in fair value of these hedging instruments has been reflected in the accompanying unaudited condensed consolidated statement of operations for the quarter ended June 30, 2012, and a gain of $1.4 million resulting from the change in fair value of these hedging instruments has been reflected as a component of interest expense in the accompanying unaudited condensed consolidated statements of operations for the nine months ended June 30, 2012. A gain of $695,000 has been reflected in the accompanying unaudited condensed consolidated statements of operations for both the quarter and nine months ended June 30, 2011.

In August 2011, the Company executed forward starting interest rate swaps with Citibank and Barclays Bank PLC, as counterparties, with notional amounts totaling $350.0 million, each agreement effective March 31, 2013 and expiring between September 30, 2014 and September 30, 2016. Under these agreements, the Company will be required to make quarterly fixed rate payments at annual rates ranging from 1.6% to 2.2%. The counterparties will be obligated to make quarterly floating rate payments to the Company based on the three-month LIBOR rate, each subject to a floor of 1.25%. Additionally, the Company is party to an interest rate cap with Citibank, as counterparty, for a notional amount totaling $350.0 million and a cap rate of 1.75%, which expires March 31, 2013. The Company completed an assessment of these cash flow hedges during the quarter and nine months ended June 30, 2012, and determined that these hedges were highly effective. Accordingly, no gain or loss related to these hedges has been reflected in the accompanying unaudited condensed consolidated statements of operations, and the changes in fair value have been included in accumulated other comprehensive loss as a component of member’s equity.

Total Notional Amounts
Effective Dates	(in thousands)
Interest Rate Swaps
Effective from March 31, 2013 to September 30, 2014	$50,000
Effective from March 31, 2013 to September 30, 2015	100,000
Effective from March 31, 2013 to September 30, 2016	200,000
Interest Rate Cap
Effective from March 1, 2012 to March 31, 2013	$350,000

The fair value of the Company’s interest rate hedges at June 30, 2012 and September 30, 2011, reflect liability balances of $6.5 million and $3.1 million, respectively, and are included in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets. The fair value of the Company’s interest rate hedges reflects a liability because the effect of the forward LIBOR curve on future interest payments results in less interest due to the Company under the variable rate component included in the interest rate hedging agreements, as compared to the amount due the Company’s counterparties under the fixed interest rate component.

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

6. GOODWILL

The following table presents the changes in the carrying amount of goodwill (in thousands):

	Acute Care	Health Choice	Total
Balance at September 30, 2011	$802,894	$5,757	$808,651
Adjustments related to acquisitions	1,003	—	1,003

Balance at June 30, 2012	$803,897	$5,757	$809,654

7. COMPREHENSIVE INCOME

Comprehensive income consists of two components: net earnings and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that under authoritative accounting guidance related to comprehensive income are recorded as elements of equity, but are excluded from net earnings. The following table presents the components of comprehensive income, net of income taxes, for the quarters and nine months ended June 30, 2012 and 2011 (in thousands):

	Quarter Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Net earnings	$11,861	$2,277	$28,613	$36,364
Change in fair value of highly effective interest rate hedges	(2,655)	—	(4,819)	2,708
Amortization of other comprehensive loss related to ineffective interest rate hedges	—	—	2,057	—
Change in income tax expense	987	—	1,026	(1,010)

Comprehensive income	$10,193	$2,277	$26,877	$38,062

The components of accumulated other comprehensive loss, net of income taxes, are as follows (in thousands):

	June 30, 2012	September 30, 2011
Fair value of interest rate hedges	$(6,704)	$(3,942)
Income tax benefit	2,501	1,475

Accumulated other comprehensive loss	$(4,203)	$(2,467)

8. INCOME TAXES

For the quarter ended June 30, 2012, the Company recorded an income tax benefit of $7.5 million, for an effective tax rate of (174.1%), compared to income tax expense of $1.4 million, for an effective tax rate of 37.7%, in the prior year quarter. For the nine months ended June 30, 2012, the Company recorded income tax expense of $5.3 million, for an effective tax rate of 15.8%, compared to income tax expense of $24.1 million, for an effective tax rate of 36.2%, in the prior year period. The decrease in the Company’s effective tax rate for both the quarter and nine months ended June 30, 2012, compared to the prior year periods, is the result of a change in certain of our state tax filing positions, which resulted in a tax benefit totaling $4.0 million, and the elimination of a reserve for an uncertain tax position totaling $5.0 million, of which $1.4 million was established in the nine months ended June 30, 2012.

9. COMMITMENTS AND CONTINGENCIES

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

Professional, General and Workers’ Compensation Liability Risks

The Company is subject to claims and legal actions in the ordinary course of business, including but not limited to claims relating to patient treatment and personal injuries. To cover these types of claims, the Company maintains professional and general liability insurance in excess of self-insured retentions through a commercial insurance carrier in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is currently not a party to any such proceedings that, in the Company’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company expenses an estimate of the costs it expects to incur under the self-insured retention exposure for professional and general liability claims using historical claims data, demographic factors, severity factors, current incident logs and other actuarial analysis. At June 30, 2012 and September 30, 2011, the Company’s professional and general liability accrual for asserted and unasserted claims totaled $74.0 million and $60.1 million, respectively.

The Company is subject to claims and legal actions in the ordinary course of business relative to workers’ compensation matters. To cover these types of claims, the Company maintains workers’ compensation insurance coverage with a self-insured retention. The Company accrues the costs of workers’ compensation claims based upon estimates derived from its claims experience.

Health Choice

Health Choice has entered into capitated contracts whereby the Plan provides managed healthcare services in exchange for fixed periodic and supplemental payments from the Arizona Health Care Cost Containment System (“AHCCCS”) and CMS. These services are provided regardless of the actual costs incurred to provide these services. The Company receives reinsurance and other supplemental payments from AHCCCS to cover certain costs of healthcare services that exceed certain thresholds. The Company believes that current capitated payments received, together with reinsurance and other supplemental payments, are sufficient to pay for the services Health Choice is obligated to deliver. As of June 30, 2012, the Company has provided a performance guaranty in the form of letters of credit totaling $48.3 million for the benefit of AHCCCS to support Health Choice’s obligations under its contract to provide and pay for the healthcare services. The amount of the performance guaranty is generally based, in part, upon the membership in the Plan and the related capitation revenue paid to Health Choice.

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

Other

In November 2010, the Department of Justice (“DOJ”) sent a letter to IAS, the parent company of IASIS, requesting a 12-month tolling agreement in connection with an investigation into Medicare claims submitted by the Company’s hospitals in connection with the implantation of implantable cardioverter defibrillators (“ICDs”) during the period 2003 through 2010. The Company understands that the government is conducting a national initiative with respect to ICD procedures involving a number of healthcare providers and is seeking information to determine if ICD implantation procedures were performed in accordance with Medicare coverage requirements. On January 11, 2011, IAS entered into the tolling agreement with the DOJ and, subsequently, the DOJ provided IAS with a list of 194 procedures involving ICDs at 14 hospitals which are the subject of further medical necessity review by the DOJ. IAS is cooperating fully with this governmental review and, to date, the DOJ has not asserted any claim against any of the Company’s hospitals.

10. IAS DISTRIBUTION TO STOCKHOLDERS

During the quarter ended June 30, 2012, IAS distributed $115.0 million to fund the repurchase of all of the remaining IAS issued and outstanding Series A Cumulative Convertible Preferred Stock (“Preferred Stock”) and to pay a dividend to IAS common stockholders. The holders of IAS Preferred Stock are represented by an investor group led by TPG, JLL Partners, and Trimaran Fund Management, each of whom continues to hold IAS common stock. The repurchase of Preferred Stock and the dividend payment to common stockholders was funded by capital raised as part of the refinancing of the Company’s indebtedness in May 2011.

11. RECENT ACCOUNTING PRONOUNCEMENTS

Newly Adopted

In August 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles—Goodwill and Other” (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company has early adopted this guidance effective June 30, 2012, which is not expected to significantly impact the Company’s financial position, results of operations or cash flows.

In July 2011, the FASB issued ASU 2011-7, “Health Care Entities” (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities. ASU 2011-7 requires healthcare organizations to present their provision for doubtful accounts related to patient service revenue as a deduction from revenue, similar to contractual discounts. In addition, all healthcare organizations will be required to provide certain disclosures designed to help users understand how contractual discounts and bad debts affect recorded revenue in both interim and annual financial statements. ASU 2011-7 is required to be applied retrospectively and is effective for public companies for fiscal years, and interim periods within those years, beginning December 15, 2011, with early adoption permitted. The Company has early adopted this guidance effective October 1, 2011, and the change in presentation and additional disclosures are included in the Company’s unaudited condensed consolidated statements of operations and in Note 2.

In December 2010, the FASB issued ASU No. 2010-28, “Intangibles—Goodwill and Other” (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. ASU 2010-28 requires Step 2 of the impairment test be performed in circumstances where the carrying amount of a reporting unit is zero or negative and there are qualitative factors that indicate it is more likely than not that a goodwill impairment exists. The Company has adopted this guidance effective October 1, 2011, which is not expected to significantly impact the Company’s financial position, results of operations or cash flows.

In August 2010, the FASB issued ASU No. 2010-24, “Health Care Entities” (Topic 954): Presentation of Insurance Claims and Related Insurance Recoveries. This ASU eliminates the practice of netting claim liabilities with expected related insurance recoveries for balance sheet presentation. Claim liabilities are to be determined with no regard for recoveries and presented gross. Expected recoveries are presented separately. The Company has adopted this guidance effective October 1, 2011, and the change in presentation has been reflected in the Company’s unaudited condensed consolidated balance sheet as of June 30, 2012. The adoption has not significantly impacted the Company’s consolidated financial position, results of operations or cash flows.

In August 2010, the FASB issued ASU No. 2010-23, “Health Care Entities” (Topic 954): Measuring Charity Care for Disclosure. Due to the lack of comparability existing as a result of the use of either revenue or cost as the basis for disclosure of charity care, this ASU standardizes cost as the basis for charity care disclosures and specifies the elements of cost to be used in charity care disclosures. ASU 2010-23 is effective for the Company’s fiscal year beginning October 1, 2011, and has not significantly impacted the Company’s financial statement disclosures.

Recently Issued

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income” (Topic 220): Presentation of Comprehensive Income. This ASU eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Instead, ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income” (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income. This ASU amends ASU 2011-05 to defer the requirement to measure and present reclassification adjustments from accumulated other comprehensive income to net income by income statement line item in net income and also in other comprehensive income. ASU 2011-05, as amended by ASU 2011-12, is required to be applied retrospectively and is effective for fiscal years beginning after December 15, 2011, and will be adopted by the Company in the first quarter of fiscal year 2013. The adoption of ASU 2011-05, as amended by ASU 2011-12, is not expected to impact the Company’s consolidated financial position, results of operations or cash flows, although it will change the presentation of the Company’s other comprehensive income for all periods presented.

12. SEGMENT AND GEOGRAPHIC INFORMATION

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

	For the Quarter Ended June 30, 2012
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue	$566,771	$—	$—	$566,771
Less: Provision for bad debts	(77,772)	—	—	(77,772)

Acute care revenue, net	488,999	—	—	488,999
Premium revenue	—	142,323	—	142,323
Revenue between segments	1,764	—	(1,764)	—

Net revenue	490,763	142,323	(1,764)	631,322

Salaries and benefits (excludes stock-based compensation)	223,650	5,363	—	229,013
Supplies	85,710	72	—	85,782
Medical claims	—	118,130	(1,764)	116,366
Rentals and leases	12,745	350	—	13,095
Other operating expenses	111,351	5,255	—	116,606

Adjusted EBITDA(1)	57,307	13,153	—	70,460

Interest expense, net	33,625	—	—	33,625
Depreciation and amortization	28,136	876	—	29,012
Stock-based compensation	2,022	—	—	2,022
Management fees	1,250	—	—	1,250

Earnings (loss) from continuing operations before loss on disposal of assets and income taxes	(7,726)	12,277	—	4,551
Loss on disposal of assets, net	(233)	—	—	(233)

Earnings (loss) from continuing operations before income taxes	$(7,959)	$12,277	$—	$4,318

	For the Quarter Ended June 30, 2011
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue	$522,446	$—	$—	$522,446
Less: Provision for bad debts	(60,685)	—	—	(60,685)

Acute care revenue, net	461,761	—	—	461,761
Premium revenue	—	188,765	—	188,765
Revenue between segments	3,065	—	(3,065)	—

Net revenue	464,826	188,765	(3,065)	650,526

Salaries and benefits (excludes stock-based compensation)	205,509	5,275	—	210,784
Supplies	83,010	61	—	83,071
Medical claims	—	158,950	(3,065)	155,885
Rentals and leases	11,378	396	—	11,774
Other operating expenses	108,658	6,120	—	114,778
Medicaid EHR incentive payments	(8,125)	—	—	(8,125)

Adjusted EBITDA(1)	64,396	17,963	—	82,359

Interest expense, net	27,597	—	—	27,597
Depreciation and amortization	25,425	887	—	26,312
Stock-based compensation	330	—	—	330
Management fees	1,250	—	—	1,250
Loss on extinguishment of debt	23,075	—	—	23,075

Earnings (loss) from continuing operations before loss on disposal of assets and income taxes	(13,281)	17,076	—	3,795
Loss on disposal of assets, net	(114)	—	—	(114)

Earnings (loss) from continuing operations before income taxes	$(13,395)	$17,076	$—	$3,681

	For the Nine Months Ended June 30, 2012
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue	$1,698,626	$—	$—	$1,698,626
Less: Provision for bad debts	(226,224)	—	—	(226,224)

Acute care revenue, net	1,472,402	—	—	1,472,402
Premium revenue	—	430,229	—	430,229
Revenue between segments	5,213	—	(5,213)	—

Net revenue	1,477,615	430,229	(5,213)	1,902,631

Salaries and benefits (excludes stock-based compensation)	668,680	16,447	—	685,127
Supplies	256,736	185	—	256,921
Medical claims	—	354,503	(5,213)	349,290
Rentals and leases	36,506	1,131	—	37,637
Other operating expenses	333,763	17,102	—	350,865
Medicaid EHR incentive payments	(8,686)	—	—	(8,686)

Adjusted EBITDA(1)	190,616	40,861	—	231,477

Interest expense, net	104,121	—	—	104,121
Depreciation and amortization	83,846	2,676	—	86,522
Stock-based compensation	3,964	—	—	3,964
Management fees	3,750	—	—	3,750

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(5,065)	38,185	—	33,120
Gain on disposal of assets, net	445	—	—	445

Earnings (loss) from continuing operations before income taxes	$(4,620)	$38,185	$—	$33,565

Segment assets	$2,348,709	$303,579		$2,652,288

Capital expenditures	$83,110	$1,941		$85,051

Goodwill	$803,897	$5,757		$809,654

	For the Nine Months Ended June 30, 2011
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue	$1,483,161	$—	$—	$1,483,161
Less: Provision for bad debts	(175,100)	—	—	(175,100)

Acute care revenue, net	1,308,061	—	—	1,308,061
Premium revenue	—	580,917	—	580,917
Revenue between segments	8,532	—	(8,532)	—

Net revenue	1,316,593	580,917	(8,532)	1,888,978

Salaries and benefits (excludes stock-based compensation)	580,228	15,471	—	595,699
Supplies	237,274	157	—	237,431
Medical claims	—	493,167	(8,532)	484,635
Rentals and leases	32,991	1,238	—	34,229
Other operating expenses	295,913	19,341	—	315,254
Medicaid EHR incentive payments	(8,125)	—	—	(8,125)

Adjusted EBITDA(1)	178,312	51,543	—	229,855

Interest expense, net	60,984	—	—	60,984
Depreciation and amortization	72,273	2,669	—	74,942
Stock-based compensation	1,364	—	—	1,364
Management fees	3,750	—	—	3,750
Loss on extinguishment of debt	23,075	—	—	23,075

Earnings from continuing operations before gain on disposal of assets and income taxes	16,866	48,874	—	65,740
Gain on disposal of assets, net	771	—	—	771

Earnings from continuing operations before income taxes	$17,637	$48,874	$—	$66,511

Segment assets	$2,368,758	$318,042		$2,686,800

Capital expenditures	$64,104	$371		$64,475

Goodwill	$830,931	$5,757		$836,688

(1)	Adjusted EBITDA represents net earnings from continuing operations before interest expense, income tax (benefit) expense, depreciation and amortization, stock-based compensation, gain (loss) on disposal of assets, loss on extinguishment of debt and management fees. Management fees represent monitoring and advisory fees paid to TPG, the Company’s majority financial sponsor, and certain other members of IASIS Investment LLC, majority shareholder of IAS. Management routinely calculates and communicates adjusted EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within the healthcare industry to evaluate hospital performance, allocate resources and measure leverage capacity and debt service ability. In addition, the Company uses adjusted EBITDA as a measure of performance for its business segments and for incentive compensation purposes. Adjusted EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net earnings, cash flows generated by operating, investing, or financing activities or other financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance or liquidity. Adjusted EBITDA, as presented, differs from what is defined under the Company’s senior secured credit facilities and may not be comparable to similarly titled measures of other companies.

13. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Senior Notes described in Note 3 are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s existing domestic subsidiaries, other than non-guarantor subsidiaries, which include Health Choice and the Company’s non-wholly owned subsidiaries. The guarantees are subject to customary release provisions set forth in the Indenture for the Senior Notes.

Summarized unaudited condensed consolidating balance sheets at June 30, 2012 and September 30, 2011, unaudited condensed consolidating statements of operations for the quarters and nine months ended June 30, 2012 and 2011, and unaudited condensed consolidated statements of cash flows for the nine months ended June 30, 2012 and 2011, for the Company, segregating the parent company issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, are found below. Prior year amounts have been reclassified to conform to the current year presentation.

IASIS Healthcare LLC

Condensed Consolidating Balance Sheet (unaudited)

June 30, 2012

(in thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$60,517	$3,850	$—	$64,367
Accounts receivable, net	—	127,838	206,596	—	334,434
Inventories	—	25,412	42,638	—	68,050
Deferred income taxes	17,639	—	—	—	17,639
Prepaid expenses and other current assets	—	38,850	47,347	—	86,197

Total current assets	17,639	252,617	300,431	—	570,687

Property and equipment, net	—	373,654	795,094	—	1,168,748
Intercompany	—	(224,097)	224,097	—	—
Net investment in and advances to subsidiaries	2,060,585	—	—	(2,060,585)	—
Goodwill	7,264	65,199	737,191	—	809,654
Other intangible assets, net	—	8,157	21,750	—	29,907
Other assets, net	33,740	31,223	8,329	—	73,292

Total assets	$2,119,228	$506,753	$2,086,892	$(2,060,585)	$2,652,288

Liabilities and Equity
Current liabilities
Accounts payable	$—	$46,370	$61,591	$—	$107,961
Salaries and benefits payable	—	24,317	27,890	—	52,207
Accrued interest payable	10,085	(3,221)	3,221	—	10,085
Medical claims payable	—	—	61,276	—	61,276
Other accrued expenses and other current liabilities	—	40,515	41,142	—	81,657
Current portion of long-term debt and capital lease obligations	10,250	3,395	24,897	(24,897)	13,645

Total current liabilities	20,335	111,376	220,017	(24,897)	326,831

Long-term debt and capital lease obligations	1,842,561	13,222	679,048	(679,048)	1,855,783
Deferred income taxes	119,700	—	—	—	119,700
Other long-term liabilities	—	103,568	614	—	104,182

Total liabilities	1,982,596	228,166	899,679	(703,945)	2,406,496

Non-controlling interests with redemption rights	—	99,412	—	—	99,412

Equity
Member’s equity	136,632	169,428	1,187,213	(1,356,640)	136,633
Non-controlling interests	—	9,747	—	—	9,747

Total equity	136,632	179,175	1,187,213	(1,356,640)	146,380

Total liabilities and equity	$2,119,228	$506,753	$2,086,892	$(2,060,585)	$2,652,288

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

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations

For the Quarter Ended June 30, 2012 (unaudited)

(in thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Net revenue
Acute care revenue	$—	$211,636	$356,899	$(1,764)	$566,771
Less: Provision for bad debts	—	(35,704)	(42,068)	—	(77,772)

Acute care revenue, net	—	175,932	314,831	(1,764)	488,999
Premium revenue	—	—	142,323	—	142,323

Net revenue	—	175,932	457,154	(1,764)	631,322

Costs and expenses
Salaries and benefits	—	102,395	128,640	—	231,035
Supplies	—	32,151	53,631	—	85,782
Medical claims	—	—	118,130	(1,764)	116,366
Rentals and leases	—	5,485	7,610	—	13,095
Other operating expenses	—	35,005	81,601	—	116,606
Interest expense, net	33,625	—	15,248	(15,248)	33,625
Depreciation and amortization	—	11,260	17,752	—	29,012
Management fees	1,250	(7,566)	7,566	—	1,250
Equity in earnings of affiliates	(23,284)	—	—	23,284	—

Total costs and expenses	11,591	178,730	430,178	6,272	626,771

Earnings (loss) from continuing operations before gain (loss) on disposal of assets and income taxes	(11,591)	(2,798)	26,976	(8,036)	4,551
Gain (loss) on disposal of assets, net	—	(249)	16	—	(233)

Earnings (loss) from continuing operations before income taxes	(11,591)	(3,047)	26,992	(8,036)	4,318
Income tax benefit	(7,137)	—	(380)	—	(7,517)

Net earnings (loss) from continuing operations	(4,454)	(3,047)	27,372	(8,036)	11,835
Earnings (loss) from discontinued operations, net of income taxes	(15)	(19)	60	—	26

Net earnings (loss)	(4,469)	(3,066)	27,432	(8,036)	11,861
Net earnings attributable to non-controlling interests	—	(1,082)	—	—	(1,082)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(4,469)	$(4,148)	$27,432	$(8,036)	$10,779

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations

For the Quarter Ended June 30, 2011 (unaudited)

(in thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Net revenue
Acute care revenue	$—	$192,434	$333,077	$(3,065)	$522,446
Less: Provisions for bad debts	—	(24,538)	(36,147)	—	(60,685)

Acute care revenue, net	—	167,896	296,930	(3,065)	461,761
Premium revenue	—	—	188,765	—	188,765

Net revenue	—	167,896	485,695	(3,065)	650,526

Costs and expenses
Salaries and benefits	—	95,012	116,102	—	211,114
Supplies	—	32,413	50,658	—	83,071
Medical claims	—	—	158,950	(3,065)	155,885
Rentals and leases	—	4,842	6,932	—	11,774
Other operating expenses	—	35,306	79,472	—	114,778
Medicaid EHR incentive payments	—	(902)	(7,223)	—	(8,125)
Interest expense, net	27,597	—	12,002	(12,002)	27,597
Depreciation and amortization	—	10,429	15,883	—	26,312
Management fees	1,250	(7,313)	7,313	—	1,250
Loss on extinguishment of debt	23,075	—	—	—	23,075
Equity in earnings of affiliates	(39,530)	—	—	39,530	—

Total costs and expenses	12,392	169,787	440,089	24,463	646,731

Earnings (loss) from continuing operations before loss on disposal of assets and income taxes	(12,392)	(1,891)	45,606	(27,528)	3,795
Loss on disposal of assets, net	—	(72)	(42)	—	(114)

Earnings (loss) from continuing operations before income taxes	(12,392)	(1,963)	45,564	(27,528)	3,681
Income tax expense	82	—	1,307	—	1,389

Net earnings (loss) from continuing operations	(12,474)	(1,963)	44,257	(27,528)	2,292
Earnings (loss) from discontinued operations, net of income taxes	9	(23)	(1)	—	(15)

Net earnings (loss)	(12,465)	(1,986)	44,256	(27,528)	2,277
Net loss attributable to non-controlling interests	—	(2,740)	—	—	(2,740)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(12,465)	$(4,726)	$44,256	$(27,528)	$(463)

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations

For the Nine Months Ended June 30, 2012 (unaudited)

(in thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Net revenue
Acute care revenue	$—	$615,024	$1,088,815	$(5,213)	$1,698,626
Less: Provision for bad debts	—	(100,296)	(125,928)	—	(226,224)

Acute care revenue, net	—	514,728	962,887	(5,213)	1,472,402
Premium revenue	—	—	430,229	—	430,229

Net revenue	—	514,728	1,393,116	(5,213)	1,902,631

Costs and expenses
Salaries and benefits	—	302,455	386,636	—	689,091
Supplies	—	94,492	162,429	—	256,921
Medical claims	—	—	354,503	(5,213)	349,290
Rentals and leases	—	15,425	22,212	—	37,637
Other operating expenses	—	101,116	249,749	—	350,865
Medicaid EHR incentive payments	—	(1,927)	(6,759)	—	(8,686)
Interest expense, net	104,121	—	39,656	(39,656)	104,121
Depreciation and amortization	—	33,294	53,228	—	86,522
Management fees	3,750	(23,215)	23,215	—	3,750
Equity in earnings of affiliates	(95,492)	—	—	95,492	—

Total costs and expenses	12,379	521,640	1,284,869	50,623	1,869,511

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(12,379)	(6,912)	108,247	(55,836)	33,120
Gain on disposal of assets, net	—	422	23	—	445

Earnings (loss) from continuing operations before income taxes	(12,379)	(6,490)	108,270	(55,836)	33,565
Income tax expense	3,777	—	1,516	—	5,293

Net earnings (loss) from continuing operations	(16,156)	(6,490)	106,754	(55,836)	28,272
Earnings (loss) from discontinued operations, net of income taxes	(211)	549	3	—	341

Net earnings (loss)	(16,367)	(5,941)	106,757	(55,836)	28,613
Net earnings attributable to non-controlling interests	—	(5,324)	—	—	(5,324)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(16,367)	$(11,265)	$106,757	$(55,836)	$23,289

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations

For the Nine Months Ended June 30, 2011 (unaudited)

(in thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Net revenue
Acute care revenue	$—	$566,364	$925,329	$(8,532)	$1,483,161
Less: Provisions for bad debts	—	(72,180)	(102,920)	—	(175,100)

Acute care revenue, net	—	494,184	822,409	(8,532)	1,308,061
Premium revenue	—	—	580,917	—	580,917

Net revenue	—	494,184	1,403,326	(8,532)	1,888,978

Costs and expenses
Salaries and benefits	—	283,860	313,203	—	597,063
Supplies	—	94,713	142,718	—	237,431
Medical claims	—	—	493,167	(8,532)	484,635
Rentals and leases	—	14,167	20,062	—	34,229
Other operating expenses	—	101,805	213,449	—	315,254
Medicaid EHR incentive payments	—	(902)	(7,223)	—	(8,125)
Interest expense, net	60,984	—	32,937	(32,937)	60,984
Depreciation and amortization	—	30,376	44,566	—	74,942
Management fees	3,750	(19,900)	19,900	—	3,750
Loss on extinguishment of debt	23,075	—	—	—	23,075
Equity in earnings of affiliates	(102,349)	—	—	102,349	—

Total costs and expenses	(14,540)	504,119	1,272,779	60,880	1,823,238

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	14,540	(9,935)	130,547	(69,412)	65,740
Gain on disposal of assets, net	—	420	351	—	771

Earnings (loss) from continuing operations before income taxes	14,540	(9,515)	130,898	(69,412)	66,511
Income tax expense	22,771	—	1,307	—	24,078

Net earnings (loss) from continuing operations	(8,231)	(9,515)	129,591	(69,412)	42,433
Earnings (loss) from discontinued operations, net of income taxes	3,603	(9,612)	(60)	—	(6,069)

Net earnings (loss)	(4,628)	(19,127)	129,531	(69,412)	36,364
Net earnings attributable to non-controlling interests	—	(8,055)	—	—	(8,055)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(4,628)	$(27,182)	$129,531	$(69,412)	$28,309

IASIS Healthcare LLC

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended June 30, 2012 (unaudited)

(in thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities
Net earnings (loss)	$(16,367)	$(5,941)	$106,757	$(55,836)	$28,613
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	33,294	53,228	—	86,522
Amortization of loan costs	5,495	—	—	—	5,495
Stock-based compensation	3,964	—	—	—	3,964
Deferred income taxes	14,671	—	—	—	14,671
Income tax benefit from stock-based compensation	6	—	—	—	6
Income tax benefit from parent company interest	428	—	—	—	428
Fair value change in interest rate hedges	(1,410)	—	—	—	(1,410)
Amortization of other comprehensive loss	2,057	—	—	—	2,057
Gain on disposal of assets, net	—	(422)	(23)	—	(445)
Loss (earnings) from discontinued operations, net	211	(549)	(3)	—	(341)
Equity in earnings of affiliates	(95,112)	—	—	95,112	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	—	(24,098)	(33,543)	—	(57,641)
Inventories, prepaid expenses and other current assets	—	(8,202)	(5,932)	—	(14,134)
Accounts payable, other accrued expenses and other accrued liabilities	(19,961)	48,570	(77,351)	—	(48,742)

Net cash provided by (used in) operating activities — continuing operations	(106,018)	42,652	43,133	39,276	19,043
Net cash used in operating activities — discontinued operations	(28)	(200)	—	—	(228)

Net cash provided by (used in) operating activities	(106,046)	42,452	43,133	39,276	18,815

Cash flows from investing activities
Purchases of property and equipment, net	—	(47,395)	(37,656)	—	(85,051)
Cash paid for acquisitions, net	—	12,252	(12,757)	—	(505)
Proceeds from sale of assets	—	59	23	—	82
Change in other assets, net	—	1,303	1,271	—	2,574

Net cash used in investing activities	—	(33,781)	(49,119)	—	(82,900)

Cash flows from financing activities
Payment of debt and capital lease obligations	(7,688)	(284)	(2,762)	—	(10,734)
Debt financing costs incurred	(998)	—	—	—	(998)
Distributions to non-controlling interests	—	(6,802)	—	—	(6,802)
Costs paid for the repurchase of non-controlling interest, net	—	(341)	—	—	(341)
Change in intercompany balances with affiliates, net	114,732	(80,789)	5,333	(39,276)	—

Net cash provided by (used in) financing activities	106,046	(88,216)	2,571	(39,276)	(18,875)

Change in cash and cash equivalents	—	(79,545)	(3,415)	—	(82,960)
Cash and cash equivalents at beginning of period	—	140,062	7,265	—	147,327

Cash and cash equivalents at end of period	$—	$60,517	$3,850	$—	$64,367

IASIS Healthcare LLC

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended June 30, 2011 (unaudited)

(in thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities
Net earnings (loss)	$(4,628)	$(19,127)	$129,531	$(69,412)	$36,364
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	30,376	44,566	—	74,942
Amortization of loan costs	4,319	—	—	—	4,319
Stock-based compensation	1,364	—	—	—	1,364
Deferred income taxes	899	—	—	—	899
Income tax benefit from parent company interest	7,201	—	—	—	7,201
Fair value change in interest rate hedges	(695)	—	—	—	(695)
Gain on disposal of assets, net	—	(420)	(351)	—	(771)
Loss (earnings) from discontinued operations, net	(3,603)	9,612	60	—	6,069
Loss from extinguishment of debt	23,075	—	—	—	23,075
Equity in earnings of affiliates	(102,349)	—	—	102,349	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	—	(25,039)	(7,455)	—	(32,494)
Inventories, prepaid expenses and other current assets	—	(39,764)	26,192	—	(13,572)
Accounts payable, other accrued expenses and other accrued liabilities	(542)	39,761	(52,528)	—	(13,309)

Net cash provided by (used in) operating activities — continuing operations	(74,959)	(4,601)	140,015	32,937	93,392
Net cash provided by (used in) operating activities — discontinued operations	3,603	(343)	—	—	3,260

Net cash provided by (used in) operating activities	(71,356)	(4,944)	140,015	32,937	96,652

Cash flows from investing activities
Purchases of property and equipment, net	—	(29,328)	(35,147)	—	(64,475)
Cash paid for acquisitions, net	—	(154,022)	(1,406)	—	(155,428)
Proceeds from sale of assets	—	12	138	—	150
Change in other assets, net	—	(4,689)	6,074	—	1,385

Net cash used in investing activities	—	(188,027)	(30,341)	—	(218,368)

Cash flows from financing activities
Proceeds from refinancing	1,863,730	—	—	—	1,863,730
Payment of debt and capital lease obligations	(1,048,034)	—	(1,513)	—	(1,049,547)
Debt financing costs incurred	(51,308)	—	—	—	(51,308)
Distribution to parent company in connection with refinancing	(632,866)	—	—	—	(632,866)
Distributions to non-controlling interests	—	(7,395)	—	—	(7,395)
Costs paid for repurchase of non-controlling interests, net	—	(814)	—	—	(814)
Change in intercompany balances with affiliates, net	(60,166)	194,455	(101,352)	(32,937)	—

Net cash provided by (used in) financing activities	71,356	186,246	(102,865)	(32,937)	121,800

Change in cash and cash equivalents	—	(6,725)	6,809	—	84
Cash and cash equivalents at beginning of period	—	143,599	912	—	144,511

Cash and cash equivalents at end of period	$—	$136,874	$7,721	$—	$144,595

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements, the notes to our unaudited condensed consolidated financial statements and the other financial information appearing elsewhere in this report. Data for the quarters and nine months ended June 30, 2012 and 2011, has been derived from our unaudited condensed consolidated financial statements. References herein to “we,” “our” and “us” are to IASIS Healthcare LLC and its subsidiaries. References herein to “IAS” are to IASIS Healthcare Corporation, our parent company.

FORWARD LOOKING STATEMENTS

Some of the statements we make in this report are forward-looking within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations including, but not limited to, the discussions of our operating and growth strategy (including possible acquisitions and dispositions), financing needs, projections of revenue, income or loss, capital expenditures and future operations. Those risks and uncertainties include, among others, changes in governmental healthcare programs that could reduce our revenues; the uncertain impact of federal health reform; the possibility of Health Choice Arizona, Inc.’s (“Health Choice” or the “Plan”) contract with the Arizona Health Care Cost Containment System (“AHCCCS”) being discontinued and changes in the payment structure under that contract, as well as an inability to control costs at Health Choice; shifts in payor mix from commercial and managed care payors to Medicaid and managed Medicaid; our ability to retain and negotiate reasonable contracts with managed care plans; a growth in the level of uncompensated care at our hospitals; our ability to recruit and retain quality physicians and medical professionals; competition from other hospitals and healthcare providers impacting our patient volume; our failure to continually enhance our hospitals with the most recent technological advances in diagnostic and surgical equipment; the federal health reform law’s significant restrictions on hospitals that have physician owners; a failure of our information systems that would adversely affect our ability to properly manage our operations; failure to effectively and timely implement electronic health record systems; claims brought against our facilities for malpractice, product liability and other legal grounds; difficulties with the integration of acquisitions that may disrupt our ongoing operations; our dependence on key management personnel; potential responsibilities and costs under environmental laws; the possibility of a decline in the fair value of our reporting units that could result in a material non-cash charge to earnings; the risks and uncertainties related to our ability to generate sufficient cash to service our existing indebtedness; our substantial level of indebtedness; the possibility of an increase in interest rates, which would increase the cost of servicing our debt; and the risks associated with us being owned by equity sponsors who have the ability to control our financial decisions. Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results in future periods to differ materially from those anticipated in the forward-looking statements. Those risks and uncertainties, among others discussed in this report, are detailed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, and in our subsequent filings with the Securities and Exchange Commission (the “SEC”), including this Quarterly Report on Form 10-Q.

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

EXECUTIVE OVERVIEW

We are a leading owner and operator of acute care hospitals primarily located in high-growth urban and suburban markets. We operate our hospitals with a strong community focus by offering and developing healthcare services targeted to the needs of the markets we serve, promoting strong relationships with physicians and working with local managed care plans. At June 30, 2012, we owned or leased 18 acute care hospital facilities and one behavioral health hospital facility, with a total of 4,385 licensed beds, and over 160 physician clinics, located in seven regions:

•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	Tampa-St. Petersburg, Florida;

•	five cities in Texas, including Houston and San Antonio;

•	Las Vegas, Nevada;

•	West Monroe, Louisiana; and

•	Woodland Park, Colorado.

We also own and operate Health Choice, Medicaid and Medicare managed health plans in Arizona and Utah that serve over 178,000 members.

On June 7, 2012, we announced that $115.2 million in cash remains on the balance sheet of our sole owner and parent company, IAS, to be used by us to fund potential acquisitions and development projects, and for general corporate purposes. IAS had received $230.0 million in connection with the refinancing of our indebtedness in May 2011 and has used $115.0 million of such cash on June 6, 2012, to redeem all of its issued and outstanding Series A Cumulative Convertible Preferred Stock and to pay a dividend to its common stockholders. The combination of our capital, along with that of IAS, and access to other sources of funding, continues to provide a platform for our future growth through acquisitions and other development projects.

On April 5, 2012, a settlement agreement (“Rural Floor Settlement”) was signed between the Centers for Medicare and Medicaid Services (“CMS”) and a large number of healthcare service providers, including our hospitals. The Rural Floor Settlement is intended to resolve all claims that have been brought or could have been brought relating to CMS’ calculation of the rural floor budget neutrality adjustment that was created by the Balanced Budget Act of 1997 for federal fiscal year 1998 through and including federal fiscal year 2011. As a result of the Rural Floor Settlement, we recognized $15.4 million of additional acute care revenue and $4.1 million of related legal and consulting fees, which are included in other operating expenses, for the nine months ended June 30, 2012. Also included in acute care revenue for the nine months ended June 30, 2012, are unfavorable adjustments totaling $4.3 million related to the newly issued Supplemental Security Income (“SSI”) ratios utilized for calculating Medicare Disproportionate Share Hospital (“DSH”) reimbursement for federal fiscal years 2006 through 2009.

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

The Impact of Health Reform

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”), will change how healthcare services are covered, delivered, and reimbursed through expanded coverage of previously uninsured individuals. In addition, as enacted, the law reforms certain aspects of health insurance, expands existing efforts to tie Medicare and Medicaid payments to performance and quality, places restrictions on physician-owned hospitals, and contains provisions intended to strengthen fraud and abuse enforcement, including expansion of the Recovery Audit Contractors (“RAC”) program.

On June 28, 2012, the United States Supreme Court (the “Supreme Court”) upheld the Health Reform Law, which had been challenged as an unconstitutional effort by the United States Congress to exert its power to regulate interstate commerce. The lower court agreed that the individual mandate aspect of the Health Reform Law requiring the purchase of health insurance could not be upheld under the Commerce Clause of the United States Constitution (the “Constitution”). However, the Supreme Court held that the individual mandate is an appropriate exercise of Congress’ taxing authority granted by the Constitution, and that the Health Reform Law is therefore valid. The Supreme Court also ruled that with respect to the Health Reform Law’s proposed expansion of Medicaid, individual states can refuse to participate in the expansion without losing existing federal Medicaid funds; instead each state has the option of continuing its current, unexpanded Medicaid program.

In response to the Supreme Court’s ruling, Republican members of the United States Senate and House of Representatives have stated that they will work to repeal the Health Reform Law, and the House of Representatives voted to do so in July of 2012. However, whether such a repeal of the Health Reform Law could be accomplished depends upon, among other things, the outcome of this year’s federal congressional and presidential elections. Further complicating the healthcare reform landscape, a number of United States governors, including those of Texas, Florida and Louisiana, have stated that they will oppose their state’s participation in the expanded Medicaid program, citing, among other things, the increase in state funding needed to accommodate the proposed expansion and concerns that the federal government will not be able to fund the expansion on a long-term basis.

Because of the many variables involved, including the law’s complexity and lack of complete implementing regulations, possible amendment, delay, repeal or replacement, and the extent to which states will choose to participate in the expanded Medicaid program, the impact of the Health Reform Law, including how individuals and businesses will respond to the new choices afforded them, is not yet fully known. We believe, however, that trends toward pay-for-performance reimbursement models focused on quality, cost control, and clinically integrated healthcare delivery, which are encouraged by the Health Reform Law, are taking hold among private health insurers and will continue to do so.

The American Recovery and Reinvestment Act of 2009 provides for Medicare and Medicaid incentive payments that began in calendar year 2011 for eligible hospitals and professionals that implement certified electronic health records (“EHR”) technology and adopt the related meaningful use requirements. We recognize income related to the Medicare or Medicaid incentive payments as we are able to satisfy all appropriate contingencies, which includes completing attestations as to our eligible hospitals adopting, implementing or demonstrating meaningful use of certified EHR technology, and additionally for Medicare incentive payments, deferring income until the related Medicare fiscal year has passed and cost report information used to determine the final amount of reimbursement is known. Included in our unaudited condensed consolidated statements of operations for the nine months ended June 30, 2012 and 2011, is $8.7 million and $8.1 million, respectively, of operating income related to Medicaid EHR incentive payments received during the respective period. The quarter ended June 30, 2012, did not include any Medicaid EHR incentive payments, while the prior year quarter included $8.1 million. We have incurred and will continue to incur both capital costs and operating expenses in order to implement our certified EHR technology and meet meaningful use requirements. These costs and expenses are projected to continue during all stages of our certified EHR technology and meaningful use implementation. As a result, the timing of the expense recognition will not correlate with the receipt of the incentive payments or the recognition of operating income.

Payor Mix Shift

Like others in the hospital industry, we have experienced a shift in our patient volumes and revenue from commercial and managed care payors to self-pay and Medicaid, including managed Medicaid. This has resulted in pressures on pricing and operating margins created from providing the same level of healthcare service, but for less reimbursement. This shift is reflective of continued high unemployment, the resulting increases in both states’ Medicaid rolls and the uninsured population, and employers’ cost shifting strategies, which has resulted in higher co-pays and deductibles. Relatedly, we have recently experienced growth in our self-pay revenue, resulting from an increase in the volume of uninsured patients, particularly in Arizona where the state has implemented measures to reduce Medicaid enrollment. We believe the decline in managed care volume and revenue mix is not only indicative of the impact of a depressed labor market, but also utilization behavior of the insured population resulting from higher deductible and co-insurance plans implemented by employers, which, in turn, has resulted in the deferral of elective and non-emergent procedures. Given the high rate of unemployment and its impact on the economy, particularly in the markets we serve, we expect the elevated levels in our self-pay and Medicaid payor mixes to continue until the United States economy experiences an economic recovery that includes significant sustained job growth and a meaningful decline in unemployment.

State Medicaid Budgets

The states in which we operate have experienced budget constraints as a result of increased costs and lower than expected tax collections. Many states have experienced shortfalls in their budgets, and economic conditions may increase these budget pressures. Health and Human Services programs, including Medicaid and similar programs, represent a significant portion of state budgets. The states in which we operate, including Texas and Arizona, have responded to these budget concerns by decreasing funding for Medicaid and other healthcare programs, and by making structural changes that have resulted in a reduction in hospital reimbursement. In addition, many states are seeking waivers from CMS in order to implement or expand their managed Medicaid programs. Expansion of managed Medicaid programs in states such as Texas and Louisiana has resulted in an increase in our accounts receivable due to a slow down in related collections. On December 12, 2011, on behalf of the Texas legislature and the Texas Health and Human Services Commission (“THHSC”), CMS approved a Medicaid waiver that: (1) allows Texas to expand its managed Medicaid program, while preserving hospital funding; (2) provides incentive payments for healthcare improvements; and (3) directs more funding to hospitals that serve large numbers of uninsured patients.

In July 2011, in connection with the state of Texas’ reduced funding for Medicaid services in fiscal 2012, the THHSC issued a final rule implementing a statewide acute care hospital inpatient Standard Dollar Amount (“SDA”) rate, along with an 8% reduction in Medicaid hospital outpatient reimbursement, effective September 1, 2011. The THHSC also rebased all MS-DRG relative weights concurrent with this SDA rate change. The new statewide SDA rate includes certain add-on adjustments for geographic wage-index, indirect medical education and trauma services. However, the new statewide SDA rate does not include add-on adjustments for higher acuity services, such as neonatal and other women’s services, which are utilized by a majority of the Medicaid patients we serve at our Texas hospitals.

In April 2012, the THHSC released proposed rules to change the Texas Medicaid Disproportionate Share Hospital (“Texas Medicaid DSH”) methodology. While changes to the Texas Medicaid DSH methodology have been proposed, details regarding its computation, which as proposed would be in effect during our fiscal 2012 fourth quarter, and funding for the state’s upcoming fiscal year have not yet been identified. Because deliberations regarding the Texas Medicaid DSH program are ongoing, we are unable to estimate the financial impact, if any, of proposed program changes may have on our result of operations. During the first nine months of fiscal year 2012, we recognized $18.7 million in Texas Medicaid DSH revenues, of which $2.6 million is included in accounts receivable as of June 30, 2012.

Arizona’s budget for the state fiscal year 2011 included a reduction in funding for Medicaid through the elimination of Medicaid coverage for certain services and a rate cut of up to 5% for all Medicaid providers, which began in April 2011. Included as part of the state’s fiscal year 2012 budget legislation was an additional 5% cut to provider reimbursement effective October 1, 2011, and a state-wide reduction of approximately 120,000 eligible Medicaid beneficiaries, which represents approximately 9.5% of the total Medicaid population in the state and includes approximately 105,000 childless adults, both of which have been approved by CMS under the confines of the Health Reform Law. This reduction in eligible enrollees was to be accomplished over a twelve month period, which began July 1, 2011, through enrollment caps, attrition and more stringent eligibility requirements. Additionally, effective October 1, 2011, AHCCCS implemented a tiered profit sharing plan, which will be administered through an annual reconciliation process with participating managed Medicaid health plans and will effectively limit our net profit margins for fiscal year 2012. If additional Medicaid spending cuts or other program changes are implemented in the future in Arizona or other states in which we operate, our revenue and earnings could be significantly impacted.

Value-Based Reimbursement

The trend in the healthcare industry continues towards value-based purchasing of healthcare services. These value-based purchasing programs include both public reporting and financial incentives tied to the quality and efficiency of care provided by facilities. The Health Reform Law expands the use of value-based purchasing initiatives in federal healthcare programs. We expect programs of this type to become more common in the healthcare industry.

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

Medicare no longer pays hospitals additional amounts for the treatment of certain preventable adverse events, also known as hospital-acquired conditions (“HACs”), unless the conditions were present at admission. The Health Reform Law also prohibits the use of federal funds under the Medicaid program to reimburse providers for treating HACs. Further, beginning in federal fiscal year 2015, hospitals that rank in the worst 25% of all hospitals nationally for HACs in the previous year will receive reduced Medicare reimbursements. The Health Reform Law contains a number of other provisions that further tie reimbursement to quality and efficiency. For example, hospitals that have “excessive readmissions” for specified conditions will receive reduced reimbursement. In addition, the Health Reform Law requires the Department of Health and Human Services (“Department”) to implement a value-based purchasing program for inpatient hospital services. Beginning October 1, 2012, the Department will reduce inpatient hospital payments for all discharges by a percentage specified by statute and pool the total amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards established by the Department.

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

We experience certain risks associated with the integration of medical staffs at our hospitals. As we continue to focus on our physician employment strategy, we face significant competition for skilled physicians in certain of our markets as more hospital providers adopt a physician staffing model approach, coupled with a general shortage of physicians across most specialties. This increased competition has resulted in efforts by managed care organizations to align with certain provider networks in the markets in which we operate. While we expect that employing physicians should provide relief on cost pressures associated with on-call coverage and other professional fees, we anticipate incurring additional labor and other start-up related costs as we continue the integration of employed physicians and their related support staff.

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

Uncompensated Care

Like others in the hospital industry, we continue to experience high levels of uncompensated care, including discounts to the uninsured, bad debts and charity care. These elevated levels are driven by the number of uninsured and under-insured patients seeking care at our hospitals, particularly in Arizona where the state has taken measures to reduce its Medicaid enrollment. During the quarter and nine months ended June 30, 2012, our self-pay admissions represented 7.8% and 7.5%, respectively, of our total admissions, compared to 7.1% and 6.3% in the prior year periods. The cost of our uncompensated care is also impacted by the higher acuity levels at which these patients are presenting for treatment, primarily resulting from economic pressures and their related decisions to defer care, increasing healthcare costs and other factors beyond our control, such as increases in the amount of co-payments and deductibles as employers continue to pass more of these costs on to their employees. In addition, as a result of high unemployment and its continued impact on the economy, we believe that our hospitals may continue to experience high levels of or possibly growth in the level of uncompensated care they provide. During the quarter ended June 30, 2012, our uncompensated care as a percentage of acute care revenue was 21.6%, compared to 18.5% in the prior year quarter. During the nine months ended June 30, 2012, our uncompensated care as a percentage of acute care revenue was 20.6%, compared to 18.0% in the prior year period.

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

The percentages of our insured and uninsured gross hospital receivables, net of discounts and contractual adjustments recorded at the time of billing (prior to allowances for contractual adjustments and doubtful accounts), are summarized as follows:

	June 30, 2012	September 30, 2011
Insured receivables	57.9%	59.5%
Uninsured receivables	42.1%	40.5%

Total	100.0%	100.0%

The percentages of hospital receivables in summarized aging categories are as follows:

	June 30, 2012	September 30, 2011
0 to 90 days	64.8%	68.1%
91 to 180 days	20.1%	19.3%
Over 180 days	15.1%	12.6%

Total	100.0%	100.0%

We have experienced growth in our uninsured gross hospital receivables, including balances over 180 days. These increases are primarily attributable to the growth in our uninsured volumes and revenue, including the impact of a mandate by the state of Arizona to reduce its Medicaid enrollees, which has resulted in an increase in uninsured receivables.

Revenue and Volume Trends

Net revenue for the quarter ended June 30, 2012, decreased 3.0% to $631.3 million, compared to $650.5 million in the prior year quarter. Net revenue for the nine months ended June 30, 2012, increased $13.7 million or 0.7% compared to the prior year period. Net revenue is comprised of acute care revenue, which is recorded net of the provision for bad debts as required by newly adopted authoritative accounting guidance, and premium revenue. Acute care revenue, which includes the impact of the St. Joseph Medical Center (“St. Joseph”) acquisition effective May 1, 2011, contributed $27.2 million and $164.3 million to the increase in net revenue for the quarter and nine months ended June 30, 2012, respectively, each compared to the same prior year periods, while premium revenue at Health Choice declined $46.4 million and $150.7 million for the same periods, respectively.

Acute Care Revenue

Acute care revenue is comprised of net patient revenue and other revenue. A large percentage of our hospitals’ net patient revenue consists of fixed payment, discounted sources, including Medicare, Medicaid and managed care organizations. Reimbursement for Medicare and Medicaid services are often fixed regardless of the cost incurred or the level of services provided. Similarly, a greater percentage of the managed care companies we contract with reimburse providers on a fixed payment basis regardless of the costs incurred or the level of services provided. Net patient revenue is reported net of discounts and contractual adjustments. The contractual adjustments principally result from differences between the hospitals’ established charges and payment rates under Medicare, Medicaid and various managed care plans. Additionally, discounts and contractual adjustments result from our uninsured discount and charity care programs. Due to adoption of new accounting guidance effective October 1, 2011, net patient revenue is now reported net of the provision for doubtful accounts. Other revenue includes medical office building rental income and other miscellaneous revenue.

Certain of our acute care hospitals receive supplemental Medicaid reimbursement, including reimbursement from programs for participating private hospitals that enter into indigent care affiliation agreements with public hospitals or county governments in the state of Texas. Under the CMS-approved programs, affiliated hospitals, including our Texas hospitals, have expanded the community healthcare safety net by providing indigent healthcare services. Participation in indigent care affiliation agreements by our Texas hospitals has resulted in additional acute care revenue by virtue of the hospitals’ entitlement to supplemental Medicaid inpatient reimbursement. Revenue recognized under these Texas private supplemental Medicaid reimbursement programs for the quarter and nine months ended June 30, 2012, was $21.6 million and $63.9 million, respectively, compared to $24.2 million and $62.0 million in the same prior year periods. The Texas private supplemental Medicaid reimbursement programs are currently being reviewed by the THHSC, which, on December 12, 2011, received CMS approval of a waiver allowing Texas to continue receiving supplemental Medicaid reimbursement while expanding its Medicaid managed care program. Under the Medicaid waiver, funds will be distributed to participating hospitals based upon both the costs associated with providing care to individuals without third party coverage and the investment made to support coordinating care and quality improvements that transform the local communities care delivery systems. The responsibility to coordinate and develop plans that address the concerns of the local delivery care systems, including improved access, quality, cost effectiveness and coordination will be controlled primarily by government-owned public hospitals that serve the surrounding geographic areas. Due to the complexities associated with implementation of the waiver’s underlying rules and regulations and the nature of ongoing deliberations with advocacy groups and public hospitals, we are unable to estimate the impact, if any, this will have on our revenue and earnings.

Admissions increased 3.6% and 12.6% for the quarter and nine months ended June 30, 2012, respectively, compared to the same prior year periods. Adjusted admissions increased 4.1% and 12.8% for the quarter and nine months ended June 30, 2012, respectively, compared to the same prior year periods. On a same-facility basis, admissions decreased 0.4% and increased 1.5% for the quarter and nine months ended June 30, 2012, respectively, while adjusted admissions increased 0.5% and 2.6% for the quarter and nine months ended June 30, 2012, respectively, each compared to the same prior year periods.

On a same-facility basis, our volume has benefited from an increase in psychiatric services of 3.7% and 9.5% for the quarter and nine months ended June 30, 2012, respectively, compared to the same prior year periods. These improvement continue to be negatively impacted, in part, by an overall industry-wide decline in obstetric related services, a light influenza season, the impact of high unemployment and patient decisions to defer or cancel elective procedures, general primary care and other non-emergent healthcare procedures until their conditions become more acute. The deferral of non-emergent procedures has been facilitated by the current economic environment and an increase in the number of high deductible employer sponsored health plans, which ultimately shifts more of the medical cost responsibility onto the patient.

We believe our volumes over the long-term will grow as a result of our business strategies, including the strategic deployment of capital, the continued investment in our physician alignment strategies, the development of increased access points of care, including physician clinics, urgent care centers, outpatient imaging centers and ambulatory surgery centers, our increased marketing efforts to promote our commitment to quality and patient satisfaction, and the general aging of the population.

The sources of our net patient revenue by payor are summarized as follows, and are reflected before of the provision for bad debts:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Medicare	21.4%	24.8%	23.1%	24.6%
Managed Medicare	9.7%	7.7%	9.0%	8.1%
Medicaid and managed Medicaid	14.6%	15.2%	14.8%	14.8%
Managed care	37.2%	39.1%	37.4%	39.8%
Self-pay	17.1%	13.2%	15.7%	12.7%

Total	100.0%	100.0%	100.0%	100.0%

The increase in our self-pay revenue as a percentage of the total is the result of growth in our uninsured volumes and revenue, which have increased for the quarter and nine months ended June 30, 2012, compared to the prior year periods. This is primarily the result of efforts by the state of Arizona to reduce its Medicaid enrollees.

Net patient revenue per adjusted admission, which includes the impact of the provision for bad debts, increased 1.8% and 0.5% for the quarter and nine months ended June 30, 2012, respectively, compared to the same prior year periods. On a same-facility basis, net patient revenue per adjusted admission increased 2.2% and 1.4% for the quarter and nine months ended June 30, 2012, compared to the same prior year periods. Our pricing metrics for the quarter and nine months ended June 30, 2012, continue to benefit from rate increases from our managed care payors. However, our overall pricing has been negatively affected by the impact of high unemployment and other industry pressures, which has resulted in increased bad debts, reductions in Medicaid funding as states address their budgeting issues by implementing rate cuts on providers and reductions in Medicaid eligible beneficiaries. As states continue working through their budgetary issues, any additional cuts to Medicaid funding or structural changes to Medicaid programs that reduce eligibility would negatively impact our future pricing and earnings.

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

Premium Revenue

Health Choice contracts with state Medicaid programs in Arizona and Utah to provide specified health services to qualified Medicaid enrollees through contracted providers. Most of its premium revenue is derived through a contract with AHCCCS, the state agency that administers Arizona’s Medicaid program. The contract requires Health Choice to arrange for healthcare services for enrolled Medicaid patients in exchange for fixed monthly premiums, based upon negotiated per capita member rates, and supplemental payments from AHCCCS. Health Choice also contracts with CMS to provide coverage as a Medicare Advantage Prescription Drug (“MAPD”) Special Needs Plan (“SNP”). This contract allows Health Choice to offer Medicare and Part D drug benefit coverage to new and existing dual-eligible members (i.e., those that are eligible for Medicare and Medicaid). Effective for this 2012 plan year, SNPs are required to meet additional CMS requirements, including requirements relating to model of care, cost-sharing, disclosure of information and reporting of quality measures.

Premium revenue generated by Health Choice represented 22.5% and 22.6% of our consolidated net revenue for the quarter and nine months ended June 30, 2012, respectively, compared to 29.0% and 30.8% in the same prior year periods. The decline in premium revenue as a percentage of consolidated net revenue is the result of our recent St. Joseph acquisition and a loss of covered lives in our Medicaid product line, which have declined approximately 10.3% since July 1, 2011.

The loss in membership in our Medicaid product line is the result of efforts by the state of Arizona to balance its budget, which included the July 1, 2011, implementation of a plan to reduce its Medicaid enrollees, particularly related to childless adults.

Health Choice operates in what is currently a difficult state budgetary environment in Arizona. As of October 1, 2011, AHCCCS implemented a tiered profit sharing plan, which followed two separate 5% cuts in hospital reimbursement rates for services provided to state Medicaid enrollees. AHCCCS could take further actions in the near term that could materially adversely impact our operating results and cash flows, including other reimbursement rate reductions, enrollment reductions, capitation payment deferrals, covered services reductions or limitations or other steps to reduce program expenditures.

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

SELECTED OPERATING DATA

The following table sets forth certain unaudited operating data for each of the periods presented.

	Quarter Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Acute Care
Number of acute care hospital facilities at end of period	18	18	18	18
Licensed beds at end of period (1)	4,385	4,362	4,385	4,362
Average length of stay (days) (2)	5.0	4.9	5.0	4.9
Occupancy rates (average beds in service)	49.5%	48.3%	49.8%	48.5%
Admissions (3)	31,021	29,956	95,116	84,469
Adjusted admissions (4)	52,988	50,914	160,708	142,480
Patient days (5)	155,804	146,243	471,940	414,221
Adjusted patient days (4)	266,132	248,559	797,389	698,697
Net patient revenue per adjusted admission (6)	$8,806	$8,647	$8,769	$8,723
Same-Facility Acute Care (7)
Number of acute care hospital facilities at end of period	17	17	17	17
Licensed beds at end of period (1)	3,593	3,573	3,593	3,573
Average length of stay (days) (2)	5.0	4.9	4.9	4.9
Occupancy rates (average beds in service)	48.6%	47.5%	48.8%	47.9%
Admissions (3)	26,992	27,098	82,809	81,611
Adjusted admissions (4)	46,632	46,421	141,623	137,982
Patient days (5)	135,288	132,054	408,696	400,032
Adjusted patient days (4)	233,726	226,218	698,969	676,343
Net patient revenue per adjusted admission (6)	$8,918	$8,724	$8,870	$8,751
Health Choice
Medicaid covered lives	173,645	193,277	173,645	193,277
Dual-eligible lives (8)	4,096	4,271	4,096	4,271
Medical loss ratio (9)	83.0%	84.2%	82.4%	84.9%

(1)	Includes St. Luke’s Behavioral Hospital.
(2)	Represents the average number of days that a patient stayed in our hospitals.
(3)	Represents the total number of patients admitted to our hospitals for stays in excess of 23 hours. Management and investors use this number as a general measure of inpatient volume.

(4)	Adjusted admissions and adjusted patient days are general measures of combined inpatient and outpatient volume. We compute adjusted admissions/patient days by multiplying admissions/patient days by gross patient revenue and then dividing that number by gross inpatient revenue.
(5)	Represents the number of days our beds were occupied by inpatients over the period.
(6)	Includes the impact of the provision for bad debts as a component of revenue resulting from the adoption of recent authoritative accounting guidance.
(7)	Excludes the impact of the St. Joseph acquisition, which was effective May 1, 2011.
(8)	Represents members eligible for Medicare and Medicaid benefits under Health Choice’s contract with CMS to provide coverage as a MAPD SNP.
(9)	Represents medical claims expense as a percentage of premium revenue, including claims paid to our hospitals.

RESULTS OF OPERATIONS SUMMARY

Consolidated

The following table sets forth, for the periods presented, our results of consolidated operations expressed in dollar terms and as a percentage of net revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended June 30, 2012		Quarter Ended June 30, 2011		Nine Months Ended June 30, 2012		Nine Months Ended June 30, 2011
($ in thousands):	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Net revenue
Acute care revenue, net (1)	$488,999	77.5%	$461,761	71.0%	$1,472,402	77.4%	$1,308,061	69.2%
Premium revenue	142,323	22.5%	188,765	29.0%	430,229	22.6%	580,917	30.8%

Net revenue	631,322	100.0%	650,526	100.0%	1,902,631	100.0%	1,888,978	100.0%
Costs and expenses
Salaries and benefits	231,035	36.6%	211,114	32.5%	689,091	36.2%	597,063	31.6%
Supplies	85,782	13.6%	83,071	12.8%	256,921	13.5%	237,431	12.6%
Medical claims	116,366	18.4%	155,885	24.0%	349,290	18.4%	484,635	25.7%
Rentals and leases	13,095	2.1%	11,774	1.8%	37,637	2.0%	34,229	1.8%
Other operating expenses	116,606	18.5%	114,778	17.6%	350,865	18.4%	315,254	16.7%
Medicaid EHR incentive payments	—	—	(8,125)	(1.2%)	(8,686)	(0.5%)	(8,125)	(0.5%)
Interest expense, net	33,625	5.3%	27,597	4.2%	104,121	5.5%	60,984	3.2%
Depreciation and amortization	29,012	4.6%	26,312	4.0%	86,522	4.6%	74,942	4.0%
Management fees	1,250	0.2%	1,250	0.2%	3,750	0.2%	3,750	0.2%
Loss on extinguishment of debt	—	—	23,075	3.5%	—	—	23,075	1.2%

Total costs and expenses	626,771	99.3%	646,731	99.4%	1,869,511	98.3%	1,823,238	96.5%
Earnings from continuing operations before gain (loss) on disposal of assets and income taxes	4,551	0.7%	3,795	0.6%	33,120	1.7%	65,740	3.5%
Gain (loss) on disposal of assets, net	(233)	(0.1%)	(114)	0.0%	445	0.1%	771	0.0%

Earnings from continuing operations before income taxes	4,318	0.6%	3,681	0.6%	33,565	1.8%	66,511	3.5%
Income tax (benefit) expense	(7,517)	(1.2%)	1,389	0.2%	5,293	0.3%	24,078	1.3%

Net earnings from continuing operations	11,835	1.8%	2,292	0.4%	28,272	1.5%	42,433	2.2%
Earnings (loss) from discontinued operations, net of income taxes	26	0.0%	(15)	(0.0%)	341	0.0%	(6,069)	(0.3%)

Net earnings	11,861	1.8%	2,277	0.4%	28,613	1.5%	36,364	1.9%
Net earnings attributable to non-controlling interests	(1,082)	(0.1%)	(2,740)	(0.4%)	(5,324)	(0.3%)	(8,055)	(0.4%)

Net earnings (loss) attributable to IASIS Healthcare LLC	$10,779	1.7%	$(463)	(0.0%)	$23,289	1.2%	$28,309	1.5%

(1)	Acute care revenue is net of the provision for bad debts.

Acute Care

The following table and discussion sets forth, for the periods presented, the results of our acute care operations expressed in dollar terms and as a percentage of acute care revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended June 30, 2012		Quarter Ended June 30, 2011		Nine Months Ended June 30, 2012		Nine Months Ended June 30, 2011
($ in thousands):	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Acute care revenue
Acute care revenue, net (1)	$488,999	99.6%	$461,761	99.3%	$1,472,402	99.6%	$1,308,061	99.4%
Revenue between segments (2)	1,764	0.4%	3,065	0.7%	5,213	0.4%	8,532	0.6%

Acute care revenue, net	490,763	100.0%	464,826	100.0%	1,477,615	100.0%	1,316,593	100.0%
Costs and expenses
Salaries and benefits	225,672	46.0%	205,839	44.3%	672,644	45.5%	581,592	44.2%
Supplies	85,710	17.5%	83,010	17.9%	256,736	17.4%	237,274	18.0%
Rentals and leases	12,745	2.6%	11,378	2.4%	36,506	2.5%	32,991	2.5%
Other operating expenses	111,351	22.7%	108,658	23.4%	333,763	22.6%	295,913	22.5%
Medicaid EHR incentive payments	—	—	(8,125)	(1.7%)	(8,686)	(0.6%)	(8,125)	(0.6%)
Interest expense, net	33,625	6.9%	27,597	5.9%	104,121	7.0%	60,984	4.6%
Depreciation and amortization	28,136	5.7%	25,425	5.4%	83,846	5.7%	72,273	5.5%
Management fees	1,250	0.2%	1,250	0.3%	3,750	0.3%	3,750	0.3%
Loss on extinguishment of debt	—	—	23,075	5.0%	—	—	23,075	1.7%

Total costs and expenses	498,489	101.6%	478,107	102.9%	1,482,680	100.4%	1,299,727	98.7%
Earnings (loss) from continuing operations before gain (loss) on disposal of assets and income taxes	(7,726)	(1.6%)	(13,281)	(2.9%)	(5,065)	(0.4%)	16,866	1.3%
Gain (loss) on disposal of assets, net	(233)	(0.0%)	(114)	(0.0%)	445	0.0%	771	0.0%

Earnings (loss) from continuing operations before income taxes	$(7,959)	(1.6%)	$(13,395)	(2.9%)	$(4,620)	(0.4%)	$17,637	1.3%

(1)	Acute care revenue is net of the provision for bad debts.
(2)	Revenue between segments is eliminated in our consolidated results.

Quarters Ended June 30, 2012 and 2011

Acute care revenue — Acute care revenue for the quarter ended June 30, 2012, was $490.8 million, an increase of $25.9 million or 5.5%, compared to $464.8 million in the prior year quarter. The increase in acute care revenue, which includes the impact of the St. Joseph acquisition, is comprised of an increase in adjusted admissions of 4.1%, and an increase in net patient revenue per adjusted admission of 1.8%.

Net adjustments to estimated third-party payor settlements, also known as prior year contractuals, resulted in an increase in acute care revenue of $1.6 million and $262,000 for the quarters ended June 30, 2012 and 2011, respectively.

Salaries and benefits — Salaries and benefits expense for the quarter ended June 30, 2012, was $225.7 million, or 46.0% of acute care revenue, compared to $205.8 million, or 44.3% of acute care revenue in the prior year quarter. Excluding the impact of stock-based compensation, salaries and benefits as a percentage of acute care revenue was 45.6% for the quarter ended June 30, 2012, compared to 44.2% in the prior year quarter. Salaries and benefits expense as a percentage of acute care revenue, excluding the impact of stock-based compensation, increased primarily as a result of the expansion of our employed physician base, which requires additional investments in labor and practice related costs, including infrastructure and physician support staff.

Supplies — Supplies expense for the quarter ended June 30, 2012, was $85.7 million, or 17.5% of acute care revenue, compared to $83.0 million, or 17.9% of acute care revenue in the prior year quarter. The decrease in supplies expense as a percentage of acute care revenue is the result of lower supply utilization driven by a 7.8% increase in our sub-acute services, including psychiatric services, which includes the impact of our recent St. Joseph acquisition, and the impact of supply cost initiatives that have included improved pricing and more effective utilization.

Other operating expenses — Other operating expenses for the quarter ended June 30, 2012, were $111.4 million, or 22.7% of acute care revenue, compared to $108.7 million, or 23.4% of acute care revenue in the prior year quarter. Other operating expenses as a percentage of acute care revenue decreased primarily due to a decline in professional costs associated with our supplemental Medicaid reimbursement programs in Texas.

Interest expense — Interest expense for the quarter ended June 30, 2012, was $33.6 million, compared to $27.6 million in the prior year quarter. The increase in our interest expense is due to our refinancing transaction completed during the third quarter of fiscal 2011.

Nine Months Ended June 30, 2012 and 2011

Acute care revenue — Acute care revenue for the nine months ended June 30, 2012, was $1.5 billion, an increase of $161.0 million or 12.2%, compared to $1.3 billion in the prior year period. The increase in acute care revenue, which includes the impact of the St. Joseph acquisition, is comprised of an increase in adjusted admissions of 12.8% and an increase in net patient revenue per adjusted admission of 0.5%. Excluding the net positive impact of our Rural Floor Settlement with CMS and the new SSI ratios, our net patient revenue per adjusted admission would have declined 2.4%, which is primarily the result of an increase in bad debts and reductions in Medicaid reimbursement. The increase in bad debts is reflective of continued growth in uninsured patient volume accessing care through our emergency rooms, especially in Arizona where the state has implemented measures to reduce its Medicaid enrollment.

Net adjustments to estimated third-party payor settlements, also known as prior year contractuals, resulted in an increase in acute care revenue of $14.8 million and $2.2 million for the nine months ended June 30, 2012 and 2011, respectively. Net adjustments to estimated third-party payor settlements in the nine months ended June 30, 2012, includes the impact of our Rural Floor Settlement with CMS totaling $15.4 million, which was offset by $4.3 million of adjustments resulting from the new SSI ratios published by CMS.

Salaries and benefits — Salaries and benefits expense for the nine months ended June 30, 2012, was $672.6 million, or 45.5% of acute care revenue, compared to $581.6 million, or 44.2% of acute care revenue in the prior year period. Excluding the impact of stock-based compensation, salaries and benefits as a percentage of acute care revenue was 45.3% for the nine months ended June 30, 2012, compared to 44.1% in the prior year period. Salaries and benefits expense as a percentage of acute care revenue, excluding the impact of stock-based compensation, increased primarily as a result of the expansion of our employed physician base, which requires additional investments in labor and practice related costs, including infracture and physician support staff.

Supplies — Supplies expense for the nine months ended June 30, 2012, was $256.7 million, or 17.4% of acute care revenue, compared to $237.3 million, or 18.0% of acute care revenue in the prior year period. The decrease in supplies expense as a percentage of acute care revenue is the result of lower supply utilization driven by a 23.0% increase in our sub-acute services, including psychiatric and skilled nursing, which includes the impact of our recent St. Joseph acquisition, and the impact of supply cost initiatives that have included improved pricing and more effective utilization.

Other operating expenses — Other operating expenses for the nine months ended June 30, 2012, were $333.8 million, or 22.6% of acute care revenue, compared to $295.9 million, or 22.5% of acute care revenue in the prior year period.

Interest expense — Interest expense for the nine months ended June 30, 2012, was $104.1 million, compared to $61.0 million in the prior year period. The increase in our interest expense is due to our refinancing transaction completed during the third quarter of fiscal 2011.

Health Choice

The following table and discussion sets forth, for the periods presented, the results of our Health Choice operations expressed in dollar terms and as a percentage of premium revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended June 30, 2012		Quarter Ended June 30, 2011		Nine Months Ended June 30, 2012		Nine Months Ended June 30, 2011
($ in thousands):	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Premium revenue
Premium revenue	$142,323	100.0%	$188,765	100.0%	$430,229	100%	$580,917	100.0%
Costs and expenses
Salaries and benefits	5,363	3.8%	5,275	2.8%	16,447	3.8%	15,471	2.7%
Supplies	72	0.1%	61	0.0%	185	0.0%	157	0.0%
Medical claims (1)	118,130	83.0%	158,950	84.2%	354,503	82.4%	493,167	84.9%
Other operating expenses	5,255	3.7%	6,120	3.2%	17,102	4.0%	19,341	3.3%
Rentals and leases	350	0.2%	396	0.3%	1,131	0.3%	1,238	0.2%
Depreciation and amortization	876	0.6%	887	0.5%	2,676	0.6%	2,669	0.5%

Total costs and expenses	130,046	91.4%	171,689	91.0%	392,044	91.1%	532,043	91.6%

Earnings before income taxes	$12,277	8.6%	$17,076	9.0%	$38,185	8.9%	$48,874	8.4%

(1)	Medical claims paid to our hospitals of $1.8 million and $3.1 million for the quarters ended June 30, 2012 and 2011, respectively, and $5.2 million and $8.5 million for the nine months ended June 30, 2012 and 2011, respectively, are eliminated in our consolidated results.

Quarters Ended June 30, 2012 and 2011

Premium revenue — Premium revenue from Health Choice was $142.3 million for the quarter ended June 30, 2012, a decrease of $46.4 million or 24.6%, compared to $188.8 million in the prior year quarter. The decline in premium revenue is primarily impacted by the efforts of the state of Arizona to reduce its Medicaid enrollment, particularly related to childless adults, which has resulted in a 12.0% decline in member months, and lower capitation rates on a per member per month basis, as the mix of enrollees has changed to include fewer childless adults, which typically receive a higher capitation rate on a monthly basis. Additionally, premium revenue has been impacted by the most recent 5% provider rate reduction that was implemented effective October 1, 2011.

Medical claims — Prior to eliminations, medical claims expense was $118.1 million for the quarter ended June 30, 2012, compared to $159.0 million in the prior year quarter. Medical claims expense as a percentage of premium revenue was 83.0% for the quarter ended June 30, 2012, compared to 84.2% in the prior year quarter. The decrease in medical claims as a percentage of premium revenue is impacted primarily by the loss of childless adult lives from its membership rolls, which typically incur higher medical claims costs per member.

Nine Months Ended June 30, 2012 and 2011

Premium revenue — Premium revenue from Health Choice was $430.2 million for the nine months ended June 30, 2012, a decrease of $150.7 million or 25.9%, compared to $580.9 million in the prior year period. The decline in premium revenue is primarily impacted by the efforts of the state of Arizona to reduce its Medicaid enrollment, particularly related to childless adults, which has resulted in a 9.7% decline in member months, and lower capitation rates on a per member per month basis, as the mix of enrollees has changed to include fewer childless adults, which typically receive a higher capitation rate on a monthly basis. Additionally, premium revenue has been impacted by two separate 5% provider rate reductions that were implemented effective April 1 and October 1, 2011.

Medical claims — Prior to eliminations, medical claims expense was $354.5 million for the nine months ended June 30, 2012, compared to $493.2 million in the prior year period. Medical claims expense as a percentage of premium revenue was 82.4% for the nine months ended June 30, 2012, compared to 84.9% in the prior year period. The decrease in medical claims as a percentage of premium revenue is impacted primarily by the loss of childless adult lives from its membership rolls, which typically incur higher medical claims costs per member.

Income Taxes

For the quarter ended June 30, 2012, we recorded an income tax benefit of $7.5 million, for an effective tax rate of (174.1%), compared to income tax expense of $1.4 million, for an effective tax rate of 37.7%, in the prior year quarter. For the nine months ended June 30, 2012, we recorded income tax expense of $5.3 million, for an effective tax rate of 15.8%, compared to income tax expense of $24.1 million, for an effective tax rate of 36.2%, in the prior year period. The decrease in our effective tax rate for both the quarter and nine months ended June 30, 2012, compared to the prior year periods, is the result of a change in certain of our state tax filing positions, which resulted in a tax benefit totaling $4.0 million, and the elimination of a reserve for an uncertain tax position totaling $5.0 million, of which $1.4 million was established in the nine months ended June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Overview of Cash Flow Activities for the Nine Months Ended June 30, 2012 and 2011

Our cash flows are summarized as follows (in thousands):

	Nine Months Ended Ended June 30,
	2012	2011
Cash flows from operating activities	$18,815	$96,652
Cash flows from investing activities	$(82,900)	$(218,368)
Cash flows from financing activities	$(18,875)	$121,800

Operating Activities

Operating cash flows decreased $77.8 million for the nine months ended June 30, 2012, compared to the prior year period. The decrease is due primarily to temporary delays in the adjudication of accounts receivable as a result of the expansion of managed Medicaid in certain states, an increase in cash interest paid resulting from our fiscal 2011 refinancing transaction, delays in collecting certain Texas Medicaid supplemental reimbursement, and a decline in medical claims payable as a result of the loss of Medicaid enrollees at Health Choice.

At June 30, 2012, we had $243.9 million in net working capital, compared to $225.1 million at September 30, 2011. Net accounts receivable increased $56.5 million to $334.4 million at June 30, 2012, from $277.9 million at September 30, 2011. Our days revenue in accounts receivable at June 30, 2012, were 53, compared to 48 at September 30, 2011, and 50 at June 30, 2011.

Investing Activities

Cash flows used in investing decreased $135.5 million for the nine months ended June 30, 2012, compared to the prior year period. Included in the prior year period was cash paid for acquisitions totaling $155.4 million, primarily related to the St. Joseph acquisition, compared to $505,000 for the nine months ended June 30, 2012.

Capital expenditures for the nine months ended June 30, 2012, were $85.1 million, compared to $64.5 million in the prior year period.

Financing Activities

During the nine months ended June 30, 2011, we completed our refinancing transaction which resulted in proceeds totaling $1.812 billion, net of creditors’ fees, original issue discounts and other transaction costs totaling $62.6 million. The refinancing proceeds were used to repay $567.3 million in our then existing senior secured credit facilities and repurchase our $475.0 million aggregate principal amount of 8  3/4% senior subordinated notes due 2014, including $9.9 million in redemption premiums.

Also, as part of the refinancing, we distributed $632.9 million to IAS, which was comprised of $402.9 million to fund the repayment of the IAS senior paid-in-kind loans and $230.0 million to be held for future acquisitions and strategic growth initiatives, as well as potential distributions to equity holders of IAS. On June 6, 2012, IAS distributed $115.0 million to its equity holders.

Capital Resources

As of June 30, 2012, we had the following debt arrangements:

•	$1.325 billion senior secured credit facilities; and

•	$850.0 million in 8.375% senior notes due 2019.

At June 30, 2012, amounts outstanding under our senior secured credit facilities consisted of $1.012 billion in term loans. In addition, we had $88.0 million in letters of credit outstanding under the revolving credit facility. The weighted average interest rate of outstanding borrowings under the senior secured credit facilities was 5.0% for both the quarter and nine months ended June 30, 2012, respectively.

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

8.375% Senior Notes due 2019

We and IASIS Capital Corporation (together, the “Issuers”) issued $850.0 million aggregate principal amount of 8.375% senior notes due 2019 (“Senior Notes”), which mature on May 15, 2019, pursuant to an indenture, dated as of May 3, 2011, among the Issuers and certain of the Issuers’ wholly owned domestic subsidiaries that guarantee the Senior Secured Credit Facilities (the “Notes Guarantors”) (the “Indenture”). The Indenture provides that the Senior Notes are general unsecured, senior obligations of the Issuers, and initially will be unconditionally guaranteed on a senior unsecured basis.

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

Capital Expenditures

We plan to finance our proposed capital expenditures with cash generated from operations, borrowings under our Senior Secured Credit Facilities and other capital sources that may become available. We expect our capital expenditures for fiscal 2012 to be $110.0 million to $115.0 million, including the following significant expenditures:

•	$50.0 million for growth and new business projects;

•	$35.0 million to $40.0 million in replacement or maintenance related projects at our hospitals; and

•	$25.0 million in hardware and software costs related to information systems projects, including healthcare IT stimulus initiatives.

Liquidity

We rely on cash generated from our operations as our primary source of liquidity, as well as available credit facilities, project and bank financings and the issuance of long-term debt. From time to time, we have also utilized operating lease transactions that are sometimes referred to as off-balance sheet arrangements. We expect that our future funding for working capital needs, capital expenditures, long-term debt repayments and other financing activities will continue to be provided from some or all of these sources. Each of our existing and projected sources of cash is impacted by operational and financial risks that influence the overall amount of cash generated and the capital available to us. For example, cash generated by our business operations may be impacted by, among other things, economic downturns, federal and state budget initiatives, weather-related catastrophes and adverse industry conditions. Our future liquidity will be impacted by our ability to access capital markets, which may be restricted due to our credit ratings, general market conditions, leverage capacity and by existing or future debt agreements. For a further discussion of risks that can impact our liquidity, see our risk factors in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, and in our subsequent filings with the SEC, including this Quarterly Report on Form 10-Q.

Including available cash at June 30, 2012, we have available liquidity as follows (in millions):

Cash and cash equivalents	$64.4
Available capacity under our senior secured revolving credit facility	212.0

Net available liquidity at June 30, 2012	$276.4

Net available liquidity assumes 100% participation from all lenders currently participating in our senior secured revolving credit facility. In addition to our available liquidity, we expect to generate sufficient operating cash flows in fiscal 2012. We will also utilize proceeds from our financing activities as needed.

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

We are unable at this time to extend our evaluation of the sufficiency of our liquidity beyond three years. We cannot assure you, however, that our operating performance will generate sufficient cash flow from operations or that future borrowings will be available under our Senior Secured Credit Facilities, or otherwise, to enable us to grow our business, service our indebtedness, or make anticipated capital expenditures and tax payments. For more information, see our risk factors in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, and in our subsequent filings with the SEC, including this Quarterly Report on Form 10-Q.

One element of our business strategy is to selectively pursue acquisitions and strategic alliances in existing and new markets. Any acquisitions or strategic alliances may result in the incurrence of, or assumption by us, of additional indebtedness. We continually assess our capital needs and may seek additional financing, including debt or equity as considered necessary to fund capital expenditures and potential acquisitions or for other corporate purposes. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. For more information, see our risk factors in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, and in our subsequent filings with the SEC, including this Quarterly Report on Form 10-Q.

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

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. At June 30, 2012, the following components of our Senior Secured Credit Facilities bear interest at variable rates at specified margins above either the agent bank’s alternate base rate or the LIBOR rate: (i) a $1.025 billion, seven-year term loan; and (ii) a $300.0 million, five-year revolving credit facility. As of June 30, 2012, we had outstanding variable rate debt of $1.012 billion.

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

Evaluations of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2012. Based on this evaluation, the principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In November 2010, the Department of Justice (“DOJ”) sent a letter to IAS, our parent company, requesting a 12-month tolling agreement in connection with an investigation into Medicare claims submitted by our hospitals in connection with the implantation of implantable cardioverter defibrillators (“ICDs”) during the period 2003 through 2010. We understand that the government is conducting a national initiative with respect to ICD procedures involving a number of healthcare providers and is seeking information to determine if ICD implantation procedures were performed in accordance with Medicare coverage requirements. On January 11, 2011, IAS entered into the tolling agreement with the DOJ and, subsequently, the DOJ provided IAS with a list of 194 procedures involving ICDs at 14 hospitals which are the subject of further medical necessity review by the DOJ. IAS is cooperating fully with this governmental review and, to date, the DOJ has not asserted any claim against any of our hospitals.

Item 1A.	Risk Factors

Reference is made to the factors set forth under the caption “Forward-Looking Statements” in Part I, Item 2 of this Form 10-Q and other risk factors described in our Annual Report on Form 10-K for the year ended September 30, 2011, which are incorporated herein by reference.

The risk factors entitled “We Are Unable to Predict The Impact Of The Health Reform Law, Which Represents Significant Change To The Healthcare Industry” and “If We Experience Further Growth In Volume And Revenue Related To Uncompensated Care, Our Financial Condition Or Results Of Operations Could Be Adversely Affected” contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, are amended and restated as follows:

We Are Unable to Predict The Impact Of The Health Reform Law, Which Represents Significant Change To The Healthcare Industry.

The Health Reform Law represents significant change across the healthcare industry. As enacted, the Health Reform Law will decrease the number of uninsured individuals by expanding coverage to additional individuals through a combination of public program expansion and private sector health insurance reforms. The Health Reform Law expands eligibility under existing Medicaid programs and subsidizes states that create non-Medicaid plans for certain residents that do not qualify for Medicaid. Further, the Health Reform Law requires states to establish health insurance exchanges to facilitate the purchase of health insurance by individuals and small businesses. Through the “individual mandate” included in the legislation, the Health Reform Law imposes financial penalties on individuals who fail to carry insurance coverage and certain employers that do not provide health insurance coverage. The Health Reform Law also establishes a number of health insurance market reforms, including a ban on lifetime limits and pre-existing condition exclusions, new benefit mandates, and increased dependent coverage. Although the expansion of health insurance coverage should increase revenues from providing care to certain previously uninsured individuals, many of these provisions of the Health Reform Law will not become effective until 2014 or later.

On June 28, 2012, the United States Supreme Court (the “Supreme Court”) upheld the Health Reform Law, which had been challenged as an unconstitutional effort by the United States Congress to exert its power to regulate interstate commerce. The lower court agreed that the individual mandate aspect of the Health Reform Law requiring the purchase of health insurance could not be upheld under the Commerce Clause of the United States Constitution (the “Constitution”). However, the Supreme Court held that the individual mandate is an appropriate exercise of Congress’ taxing authority granted by the Constitution and that the Health Reform Law is therefore valid. The Supreme Court also ruled that with respect to the Health Reform Law’s proposed expansion of Medicaid, individual states can refuse to participate in the expansion without losing all of its existing federal Medicaid funds; instead, each state has the option of continuing its current, unexpanded Medicaid program.

In response to the Supreme Court’s ruling, Republican members of the United States Senate and House of Representatives have stated that they will work to repeal the Health Reform Law, and the House of Representatives voted to do so in July of 2012. However, whether such a repeal of the Health Reform Law could be accomplished depends upon, among other things, the outcome of this year’s federal congressional and presidential elections. Further complicating the healthcare reform landscape, a number of United States governors, including those of Texas, Florida and Louisiana, have stated that they oppose their state’s participation in the expanded Medicaid program, citing, among other things, the increase in state funding needed to accommodate the proposed expansion and concerns that the federal government will not be able to fund the expansion on a long-term basis.

We believe that the Health Reform Law could adversely affect our business and results of operations due to provisions of the Health Reform Law that are intended to reduce Medicare and Medicaid healthcare costs. Among other things, in order to fund the expansion of coverage to the uninsured population, the Health Reform Law will reduce market basket updates, reduce Medicare and Medicaid DSH funding, and expand efforts to tie payments to quality and clinical integration. Any decrease in payment rates or an increase in rates that is below our increase in costs may adversely affect our results of operations. The Health Reform Law also provides additional resources to combat fraud, waste, and abuse, including expansion of the RAC program, which may result in increased costs for us to appeal or refund any alleged overpayments.

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

As enacted, the Health Reform Law will change how healthcare services are covered, delivered, and reimbursed. However, many variables continue to impact the effect of the Health Reform Law, including the law’s complexity, lack of complete implementing regulations and possible repeal or amendment, as well as the uncertainty as to the extent to which states will choose to participate in the expanded Medicaid program. Because of these many variables, we are unable to predict the net effect on our operations of the expected increases in insured individuals using our facilities, the reductions in government healthcare spending, and numerous other provisions in the Health Reform Law that may affect us. We are unable to predict how providers, payors and other market participants will respond to the various reform provisions because many provisions will not be implemented for several years under the Health Reform Law’s implementation schedule. Further, we are unable to predict the impact of continued legislative efforts to delay implementation of, repeal or amend the Health Reform Law.

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

While the Health Reform Law, as enacted, will decrease over time the number of uninsured individuals through expanding Medicaid and incentivizing employers to offer, and requiring individuals to carry, health insurance or be subject to penalties, these provisions generally will not become effective until January 1, 2014. Further, the extent to which individual states will participate in the Health Reform Law’s expanded Medicaid program remains unclear following the Supreme Court’s ruling that the federal court cannot force states into the expanded Medicaid program by eliminating or reducing existing Medicaid funding if states opt out of the law’s Medicaid expansion. A number of United States governors, including those of Texas, Florida and Louisiana, have stated that they oppose their state’s participation in the expanded Medicaid program, citing, among other things, the increase in state funding needed to accommodate the proposed expansion and concerns that the federal government will not be able to fund the expansion on a long-term basis.

It is difficult to predict the full impact of the Health Reform Law due to the law’s complexity, lack of implementing regulations or interpretive guidance, gradual and potentially delayed implementation, possible amendment or repeal of the law and uncertainty surrounding state participation in the law’s expanded Medicaid program, as well as our inability to foresee how individuals and businesses will respond to the choices afforded them under the law. We may continue to provide charity care to those who choose not to comply with the insurance requirements and undocumented aliens who are not permitted to enroll in a health insurance exchange or government healthcare programs.

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

PART II. OTHER INFORMATION

Item 6.	Exhibits

(a) List of Exhibits:

31.1	Certification of Principal Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from our quarterly report on Form 10-Q for the quarter and nine months ended June 30, 2012, filed with the SEC on August 14, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated balance sheets at June 30, 2012 and September 30, 2011, (ii) the condensed consolidated statements of operations for the quarters and nine months ended June 30, 2012 and 2011, (iii) the condensed consolidated statement of equity, (iv) the condensed consolidated statements of cash flows for the nine months ended June 30, 2012 and 2011, and (v) the notes to the condensed consolidated financial statements (tagged as blocks of text). (1)

(1)	The XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IASIS HEALTHCARE LLC

Date: August 14, 2012	By:	/s/ John M. Doyle
John M. Doyle
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from our quarterly report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 14, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated balance sheets at June 30, 2012 and September 30, 2011, (ii) the condensed consolidated statements of operations for the quarters and nine months ended June 30, 2012 and 2011, (iii) the condensed consolidated statement of equity, (iv) the condensed consolidated statements of cash flows for the nine months ended June 30, 2012 and 2011, and (v) the notes to the condensed consolidated financial statements (tagged as blocks of text). (1)

(1)	The XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.