Form 10-K
period 2012-09-30
IASIS Healthcare LLC
filed 2012-12-21
CIK 1294632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

As of December 21, 2012, 100% of the registrant’s common interests outstanding (all of which are privately owned and are not traded on any public market) were owned by IASIS Healthcare Corporation, its sole member.

i

IASIS HEALTHCARE LLC

PART I

Item 1.	Business.

Company Overview

We are a leading provider of high quality, affordable healthcare services primarily in high-growth urban and suburban markets. As of September 30, 2012, we owned or leased 19 acute care hospital facilities and one behavioral health hospital facility with a total of 4,461 licensed beds, several outpatient service facilities and more than 160 physician clinics. We operate our hospitals with a strong community focus by offering and developing healthcare services targeted to the needs of the markets we serve, promoting strong relationships with physicians and working with local managed care plans. We operate in various regions, including:

•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	Tampa-St. Petersburg, Florida;

•	five cities in Texas, including Houston and San Antonio; and

•	West Monroe, Louisiana.

Our general acute care hospital facilities offer a variety of medical and surgical services commonly available in hospitals, including emergency services, general surgery, internal medicine, cardiology, obstetrics, orthopedics, psychiatry and physical rehabilitation. In addition, our facilities provide outpatient and ancillary services including outpatient surgery, physical therapy, radiation therapy, diagnostic imaging and respiratory therapy.

We also own and operate Health Choice Arizona, Inc. (“Health Choice” or the “Plan”), a Medicaid and Medicare managed health plan headquartered in Phoenix that served more than 178,000 members in Arizona and Utah as of September 30, 2012.

For the year ended September 30, 2012, we generated net revenue of $2.5 billion, of which 77.6% was derived from our acute care segment.

Our principal executive offices are located at Dover Centre, 117 Seaboard Lane, Building E, Franklin, Tennessee, 37067, and our telephone number at that address is (615) 844-2747. Our Internet website address is www.iasishealthcare.com. Information contained on our website is not part of this Annual Report on Form 10-K.

In this report, unless we indicate otherwise or the context requires, “we,” “us,” “our” or “our company” refers to IASIS Healthcare LLC (“IASIS”) and its consolidated subsidiaries. Our parent company, IASIS Healthcare Corporation (“IAS”), is our sole member.

Industry Overview

Growth of Healthcare Spending

According to the Centers for Medicare & Medicaid Services (“CMS”), United States (“U.S.”), healthcare expenditures were $2.7 trillion in 2011. CMS projects that total U.S. healthcare expenditures are expected to grow by 4.2% in 2012, 3.8% in 2013, 7.4% in 2014 and by an average of 6.2% annually from 2015 to 2021. As a result of this growth, total U.S. healthcare expenditures are estimated to be $4.8 trillion, or 19.6% of the total U.S. gross domestic product by 2021. The hospital services sector represents the single largest category of healthcare spending at $848.9 billion in 2011. CMS expects continued increases in hospital services based on the aging of the U.S. population, advances in medical procedures, expansion of health coverage, increasing consumer demand for expanded medical services and increased prevalence of chronic conditions such as diabetes, heart disease and obesity. CMS estimates that hospital care expenditures will increase to approximately $1.5 trillion by 2020.

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

Changes in the Delivery and Reimbursement of Healthcare Services

We believe the U.S. healthcare system and the demand for healthcare services are evolving in ways that favor larger-scale, cost-effective and more integrated healthcare delivery systems. Specifically, we believe that as governmental and private insurers seek to control healthcare costs and increase quality of care, a number of payment methodologies and reimbursement trends, such as bundled payments and shared savings, will continue to gain in importance. These will include, we believe, the continued growth of value-based payment methodologies tied to both quality and coordination of care, with incentives paid for the implementation of integrated electronic health records (“EHR”) technology and other programs that promote clinical integration and coordination of care, as well as movement toward risk-based arrangements, including the use of capitated rates. We also believe that patient-centered medical home reimbursement models, in which a primary care or specialty physician serves as care coordinator, will grow in prominence in certain markets. With our investment in information technology, capital resources, focus on physician alignment strategies and managed care expertise, we believe our company is well-positioned to capitalize on these trends.

The Impact of Health Reform

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”) changes how healthcare services are covered, delivered, and reimbursed. The law expands coverage of previously uninsured individuals, largely through expansion of Medicaid coverage and establishment of state insurance exchanges (“Exchanges”) where individuals may purchase coverage. The Health Reform Law also contains an “individual mandate” that imposes financial penalties on individuals who fail to carry insurance coverage and employers that do not provide health insurance coverage. In addition, the Health Reform Law reforms certain aspects of health insurance, reduces government reimbursement rates, expands existing efforts to tie Medicare and Medicaid payments to performance and quality, places restrictions on physician-owned hospitals and contains provisions intended to strengthen fraud and abuse enforcement.

On June 28, 2012, the U.S. Supreme Court upheld the constitutionality of the individual mandate provisions of the Health Reform Law, but struck down provisions that would have allowed the U.S. Department of Health & Human Services (the “Department”) to penalize states that do not implement the Medicaid expansion provisions of the law with the loss of existing federal Medicaid funding. As a result, states may choose not to implement the Medicaid expansion provisions of the Health Reform Law without losing existing funding. A number of U.S. governors, including those of Texas, Florida and Louisiana, have stated that they will oppose their state’s participation in the expanded Medicaid program. However, these statements are not legally binding and may be subject to change. Because of the many variables involved, including the law’s complexity, the lack of implementing regulations or interpretive guidance, gradual and potentially delayed implementation, the impact of the Health Reform Law, including how individuals and businesses will respond to the new choices and obligations under the law, is not yet fully known. We believe, however, that trends toward pay-for-performance reimbursement models focused on quality, cost control and clinically integrated healthcare delivery, which are encouraged by the Health Reform Law, are taking hold among private health insurers and will continue to do so.

The American Recovery and Reinvestment Act of 2009 provides for Medicare and Medicaid incentive payments that began in calendar year 2011 for eligible hospitals and professionals that implement certified EHR technology and adopt the related meaningful use requirements. We recognize income related to the Medicare or Medicaid incentive payments as we are able to satisfy all appropriate contingencies, which includes completing attestations as to our eligible hospitals adopting, implementing or demonstrating meaningful use of certified EHR technology, and additionally for Medicare incentive payments, deferring income until the related Medicare fiscal year has passed and cost report information used to determine the final amount of reimbursement is known. Included in our audited consolidated statements of operations for the year ended September 30, 2012 and 2011, is $23.2 million and $9.0 million, respectively, of operating income related to Medicare and Medicaid EHR incentives. We have incurred and will continue to incur both capital costs and operating expenses in order to implement our certified EHR technology and meet meaningful use requirements.

Business Strategy

We seek to provide high-quality, cost-effective healthcare services to the communities we serve, while positioning our company for long-term growth and re-investment opportunities. In order to achieve these objectives, we are focusing on the following key components of our business strategy:

Focus on Operational Excellence. We believe that a continuous focus on operational excellence is the key to growth, quality of care and operating results. Our management team, which has extensive multi-facility operating experience, continually emphasizes operational excellence. We believe that in order to excel from an operations perspective, we must focus on the following:

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

Provide High-Quality Services. High-quality services, including patient safety, patient satisfaction and clinical quality, drive our facilities’ success. We believe the achievement of high-quality care results in patient loyalty and long-term revenue growth and profitability. Our quality-of-care strategies include enhancing the patient care experience by:

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

Invest in Technology to Improve Patient Care and Achieve Clinical Integration. We believe that investment in technology drives improvement in clinical outcomes and quality of patient care. Since our company’s inception, we have spent more than $300 million to equip our hospitals with cutting-edge clinical and health information technology. Our strategy of investing in technology includes:

•

providing state of the art medical equipment and technology in our hospitals, including significant investment in robotics surgery, hybrid operating rooms, tomotherapy and sophisticated diagnostic equipment such as computed axial tomography (“CT”) scanners, magnetic resonance imaging (“MRIs”), positron emission tomography (“PET”) scanners and automated laboratories;

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

Pursue a Comprehensive Development Strategy. We continuously assess opportunities to expand our national and regional presence through hospital acquisitions and strategic partnerships in existing and new markets. In existing markets, we explore acquisitions of physician clinics, outpatient care centers and other ancillary points of access in order to expand the geographical reach of our established hospitals. We believe the many factors currently affecting the healthcare industry are increasing consolidation and business development opportunities across the industry. We intend to continue actively pursuing these opportunities on a national, regional and local level. We seek to apply a disciplined approach to expanding our national and regional presence and enhancing our competitive position within our existing markets by pursuing only those development opportunities that we project to have a meaningful long-term return on investment.

During August 2012, we entered into a wide-ranging partnership with Aurora Health Care (“Aurora”), which includes the formation of a development joint venture, Aurora IASIS Health Partners, to pursue healthcare acquisitions, new construction and development of clinical services. The initial focus of the partnership will be on Aurora’s existing markets in Wisconsin and northern Illinois. Headquartered in Milwaukee, Wisconsin, Aurora is one of the nation’s largest integrated not-for-profit systems. We believe this joint venture creates new development and affiliation opportunities for us, supporting the strategic growth initiatives of both systems and allowing each to leverage the other’s operational and clinical expertise.

Aurora IASIS Health Partners is developing a cancer care center in Kenosha, Wisconsin, which is located in close proximity to Aurora Medical Center-Kenosha. The 11,000 square foot facility will expand patient access to outpatient radiological oncology services in southeastern Wisconsin and northern Illinois.

Focus on Managed Care Relationships. We are focused on maintaining market-based relationships with managed care payors. We believe that our managed care relationships benefit from the broad geographic coverage of our hospitals in certain of our markets, our commitment to providing high-quality services and our expanding physician networks. We believe that the managed care and networking expertise of our Health Choice personnel represents a key strategic asset. We have leveraged this expertise in certain of our markets to organize physician networks and to structure managed care relationships between our hospitals and commercial payors.

We believe that our expertise on both the hospital and payor side of the healthcare industry enables us to negotiate reasonable terms with existing managed care plans and to enter into new contracts, as well as to provide a platform to develop patient-centered medical homes. We believe that such patient-centered care and reimbursement models will continue to grow in importance throughout the healthcare industry.

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

We continue our physician alignment strategies and have leveraged Health Choice’s managed care expertise and physician relationships to establish a provider network that includes employed and independent physicians and our local facilities. We believe the formation of this provider network and similar initiatives positions our hospitals for value based and risk sharing reimbursement arrangements.

Although we expect our business strategy to increase our patient volumes and reimbursement and allow us to control costs, certain risk factors could offset those increases to our net revenue and profitability. Please see Item 1A., “Risk Factors” for a discussion of risk factors affecting our business.

Our Hospital Markets

The following includes a discussion of the acute care operations for certain of our markets.

Salt Lake City, Utah

We operate four acute care hospital facilities with a total of 705 licensed beds in the Salt Lake City area, which has consistently been a very competitive environment. We believe that our hospitals in this market benefit from attractive locations, participate in a more favorable reimbursement environment relative to other markets and possess significant opportunity to capture additional market share. For the year ended September 30, 2012, we generated 21.7% of our total acute care revenue in this market.

Our Salt Lake market strategy focuses on high-quality patient care, disciplined capital deployment and the expansion of our footprint by developing a more extensive network of services, including a comprehensive physician employment strategy and development of outpatient services and other patient access points around our hospitals. In recent years, we completed various capital projects, including a number of emergency room and bed capacity expansions, at Jordan Valley Medical Center, Davis Hospital and Medical Center (“Davis”) and Salt Lake Regional Medical Center. We are currently in the construction phase of a free-standing emergency department and medical office building in Roy, Utah, which will serve to increase the emergency, primary care and specialty capacity of Davis. Additionally, we continue to focus on recruiting highly qualified specialist and primary care physicians to the Physician Group of Utah, our Salt Lake area physician association, as well as improving the clinical integration among our facilities and employed physicians using our company’s information technology. We are also pursuing physician alignment through professional services arrangements, network development and other avenues. We believe these physician alignment and integration efforts are laying the foundation for a high-quality, integrated Salt Lake area healthcare delivery network.

Texas

We operate five acute care hospital facilities with a total of 1,943 licensed beds that serve the areas of Houston, San Antonio, Odessa, Texarkana and Port Arthur, Texas. For the year ended September 30, 2012, we generated 37.1% of our total acute care revenue in this market.

Our strategic focus, throughout our Texas market, centers on integrating our acquired hospitals into our company’s information infrastructure, developing a more extensive network of primary care physicians, including the expansion of our physician employment strategy, extending the reach of our outpatient business, including both surgical and imaging services, and continuing to expand profitable product lines within our higher acuity service lines, including neurosurgery, cardiology and cardio-thoracic services and neonatology.

In recent years, our Texas footprint has increased through hospital acquisitions. On May 1, 2011, we acquired St. Joseph Medical Center (“St. Joseph”), a 792-licensed bed acute care hospital facility located in downtown Houston, Texas. St. Joseph provides a full range of general acute care services including cardiology and cardiovascular surgery, cancer, intensive/critical care, emergency, neurosurgery, imaging, orthopedics, neonatal intensive care and a full-service women’s program, as well as sub-acute services such as psychiatric care and rehabilitation. As part of our operations strategy, we are seeking ways to deploy some of St. Joseph’s licensed beds into underserved, growing areas of Houston. For example, in November 2012, we opened a new campus, St. Joseph Medical Center in the Heights (“The Heights”), located approximately six miles from St. Joseph’s main campus in an area of Houston currently undergoing a revitalization. The Heights, licensed for 48 beds, includes an emergency department, four operating rooms, a procedure room and a fully equipped imaging department.

In October 2010, we acquired Wadley Regional Medical Center (“Wadley”), a 370-licensed bed acute care hospital facility located in Texarkana, Texas, that serves a surrounding population of approximately 275,000, with one primary competitor. Wadley benefits from existing market share opportunities and a strategic partnership with physician investors. While we have completed the transition to our information system platform, we intend to continue strategically deploying capital at Wadley to ensure that its services, clinical operations and technology remain state-of-the art, with the goal of increasing market share. To this end, and as a continuation of our access point strategy in Wadley’s primary and secondary service areas, on August 1, 2012, we acquired Medical Park Hospital, a 71-licensed bed acute care hospital facility located in Hope, Arkansas, about 30 miles from Wadley.

Phoenix, Arizona

We operate three acute care hospital facilities and one behavioral health hospital facility with a total of 615 licensed beds in the Phoenix area, which has historically experienced high population growth. We have made strategic investments in this market, which have focused on capturing market share through expansion of various service lines and bed capacity. For the year ended September 30, 2012, exclusive of Health Choice, we generated 17.8% of our total acute care revenue in this market.

We are pursuing a physician alignment and access point strategy in our Arizona market that focuses on enhancing our physician specialty and emergency room coverage to allow our hospitals to more effectively meet community needs. We continue to grow our employed physician base in the Phoenix area and have leveraged Health Choice’s managed care expertise and physician relationships to establish a provider network that includes employed and independent physicians and our local facilities. We believe that by developing a strong and high performance provider network, increasing our patient access points and deploying our information technology to provider participants, we can position our hospitals for value based contracting for Medicare and managed care lives.

Tampa-St. Petersburg, Florida

We operate three acute care hospital facilities with a total of 691 licensed beds in the Tampa-St. Petersburg area. As a result of a large Medicare population, high managed care penetration and state restrictions regarding the expansion of operations, the operating environment in Florida can be more challenging than other markets in which we operate. In addition to the federal restrictions on expansion applicable to physician-owned hospitals in all markets, certain material capital projects, including the addition of new beds or services, require regulatory approval under Florida’s certificate of need program, which restricts our ability to expand operations in this market. Despite these limitations, we believe that we can enhance our competitive position in the Tampa-St. Petersburg market through maintaining and improving the quality of patient services and by continuing to focus on profitable product lines, such as orthopedic, psychiatric, bariatric, outpatient imaging and cyber-knife services. As in our other markets, we believe that healthcare’s emerging care delivery and reimbursement trends merit focus on physician alignment and clinical integration. Thus, we are recruiting for employment or otherwise aligning with highly-qualified caregivers, including primary care physician groups and specialists. For the year ended September 30, 2012, we generated 10.6% of our total acute care revenue in this market.

West Monroe, Louisiana

We operate Glenwood Regional Medical Center (“Glenwood”) with a total of 244 licensed beds, in West Monroe, Louisiana, which we believe benefits from a strong market position, opportunities for strategic growth of profitable product lines and a lower than average rate of self-pay utilization. For the year ended September 30, 2012, we generated 6.9% of our total acute care revenue in this market.

Since acquiring Glenwood in 2007, our focus on capital spending at this facility has included renovations and capacity expansion, with an emphasis on creating additional inpatient capacity with a 25 bed-expansion, growing the hospital’s cardiovascular program, expanding and renovating operating rooms and purchasing new diagnostic imaging equipment, automated laboratory systems and other equipment. We have also improved the facility’s hospitalist program, expanded emergency room coverage, re-opened the inpatient psychiatric program and acquired an imaging center. Glenwood also owns a majority ownership interest in Ouachita Community Hospital (“Ouachita”), a ten-bed surgical hospital located in West Monroe. We believe this strategic acquisition has provided additional surgical capacity and allowed us to expand our market presence.

To build on our capital investments in Glenwood and to serve our growing patient volume, we continue to seek opportunities to expand the hospital’s patient access points, including acquisitions, or new development, of other ancillary facilities around Glenwood. We believe our focus on providing high-quality patient care, and our efforts to expand the reach of our physician network in this market, will result in our capturing additional market share and improving our relationships with managed care payors.

Our Properties

At September 30, 2012, we operated 19 acute care hospital facilities and one behavioral health hospital facility. We owned 17 and leased three of our hospital facilities. Nine of our acute care hospitals have third-party investors. The following table contains information concerning our hospitals.

Hospitals	City	Licensed Beds
Utah
Davis Hospital and Medical Center (1)	Layton	225
Jordan Valley Medical Center (2)	West Jordan	183
Pioneer Valley Hospital (3)	West Valley City	139
Salt Lake Regional Medical Center (4)	Salt Lake City	158
Arizona
Mountain Vista Medical Center (5)	Mesa	178
St. Luke’s Medical Center (6)	Phoenix	226
St. Luke’s Behavioral Health Hospital	Phoenix	124
Tempe St. Luke’s Hospital (7)	Tempe	87
Texas
Odessa Regional Medical Center (8)	Odessa	230
Southwest General Hospital (9)	San Antonio	327
St. Joseph Medical Center (10)	Houston	792
The Medical Center of Southeast Texas (11)	Port Arthur	224
Wadley Regional Medical Center (12)	Texarkana	370
Florida
Memorial Hospital of Tampa	Tampa	183
Palms of Pasadena Hospital	St. Petersburg	307
Town & Country Hospital	Tampa	201
Louisiana
Glenwood Regional Medical Center (13)	West Monroe	244
Nevada
North Vista Hospital	Las Vegas	177
Arkansas
Wadley Regional Medical Center at Hope (14)	Hope	71
Colorado
Pikes Peak Regional Hospital (15)	Woodland Park	15

Total		4,461

(1)	Owned by a limited partnership in which we own a 96.4% interest.
(2)	On July 1, 2007, Jordan Valley Medical Center acquired Pioneer Valley Hospital, a wholly-owned subsidiary of IASIS. The combined entity is owned by a limited partnership in which we own a 95.7% interest.
(3)	A separate campus of Jordan Valley Medical Center, which is leased under an agreement that expires on January 31, 2019. We have options to extend the term of the lease through January 31, 2039.
(4)	Owned by a limited partnership in which we own a 98.3% interest.
(5)	Owned by a limited partnership in which we own a 90.9% interest.
(6)	On September 28, 2007, St. Luke’s Medical Center acquired Tempe St. Luke’s Hospital, a wholly-owned subsidiary of IASIS.
(7)	A separate campus of St. Luke’s Medical Center.
(8)	Owned by a limited partnership in which we own an 88.4% interest.
(9)	Owned by a limited partnership in which we own a 94.0% interest.
(10)	Owned by a limited liability corporation in which we own an 80.0% interest.
(11)	Owned by a limited partnership in which we own an 88.2% interest.
(12)	Wadley is leased under an agreement that expires on March 31, 2017, with up to 51 automatic two year renewals periods. The operations are owned by a limited liability company in which we own a 72.7% interest.
(13)	Includes Ouachita, a surgical hospital with 10 licensed beds.
(14)	Owned by Brim Health of Texas, LLC, the same wholly-owned subsidiary of IASIS that owns Wadley.
(15)	Pikes Peak Regional Hospital is leased under an agreement that expires on September 11, 2017, and is subject to three five year renewal periods at our option.

We also operate and lease medical office buildings in conjunction with our hospitals. These office buildings are occupied primarily by physicians who practice at our hospitals.

Hospital Operations

At each of our hospitals, we have implemented policies and procedures to improve the hospital’s operating and financial performance. A hospital’s local management team is generally comprised of a chief executive officer, chief financial officer and chief nursing officer. Local management teams, in consultation with our corporate staff, develop annual operating plans setting forth quality and patient satisfaction goals, revenue growth and operating profit strategies. These strategies can include the expansion of services offered by the hospital, market development to improve community access to care, the recruitment and employment of physicians, plans to enhance quality of care and improvements in operating efficiencies to reduce costs. We believe that the competence, skills and experience of the management team at each hospital is critical to the hospital’s successful execution of its operating plan. Our performance-based compensation program for each local management team is based upon the achievement of qualitative and quantitative goals set forth in the annual operating plan. Our hospital management teams are advised by boards of trustees that include members of hospital medical staffs, as well as community leaders. Each board of trustees establishes policies concerning medical, professional and ethical practices, monitors such practices and is responsible for ensuring that these practices conform to established standards.

Factors that affect demand for our services include:

•	local economic conditions;

•	the geographic location of our hospital facilities and their convenience for patients and physicians;

•	our participation in managed care programs;

•	utilization management practices of managed care plans;

•	consolidation of managed care payors;

•	strategic investment and improvements in healthcare access points;

•	capital investment at our facilities;

•	the quality of our medical staff;

•	competition from other healthcare providers;

•	the size of and growth in the local population; and

•	improved treatment protocols as a result of advances in medical technology and pharmacology.

We believe that the ability of our hospitals to meet the healthcare needs of their communities is determined by the:

•	level of physician support;

•	availability of nurses and other healthcare professionals;

•	quality, skills and compassion of our employees;

•	scope, breadth and quality of our services; and

•	physical capacity and level of technological advancement at our facilities.

We continually evaluate our services with the intention of improving quality of care, expanding our profitable lines of business and improving our business mix. We use our advanced information systems to perform detailed clinical process and care quality reviews, as well as product line margin analyses, and to monitor the profitability of the services provided at our facilities. We employ these analyses to capitalize on price and volume trends through the expansion and improvement of certain services.

Competition

Our facilities and related businesses operate in competitive environments. A number of factors affect our competitive position, including:

•	the local economies in which we operate;

•	the level of tourism in our service areas;

•	our managed care contracting relationships;

•	the number, availability, quality and specialties of physicians, nurses and other healthcare professionals;

•	the scope, breadth and quality of services;

•	the reputation of our facilities and physicians;

•	growth in hospital capacity and healthcare access points in the markets we serve;

•	the physical condition of our facilities and medical equipment;

•	the location of our facilities and availability of physician office space;

•	federal and state restrictions on expansion, such as certificate of need restrictions, in the Florida market;

•	the availability of parking or proximity to public transportation;

•	accumulation, access and interpretation of publicly reported quality indicators;

•	growth in outpatient service providers;

•	the charges we can set for our services; and

•	the geographic coverage of our hospitals in the regions in which we operate.

We currently face competition from established, not-for-profit healthcare companies and systems, investor-owned hospital companies, large tertiary care centers, specialty hospitals and outpatient service providers, such as surgery centers and imaging centers. In addition, some of our hospitals operate in regions with vertically integrated healthcare providers that include health plans, physician groups and facilities, which could affect our ability to obtain managed care contracts. We continue to encounter increased competition from specialty hospitals, outpatient service providers, not-for-profit healthcare providers and companies, like ours, that consolidate hospitals and healthcare companies in specific geographic markets.

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

As we continue to focus on our physician employment strategy, we face significant competition for skilled physicians in certain of our markets, as more providers are adopting a physician staffing model approach, coupled with a general shortage of physicians across most specialties, particularly primary care. This increased competition has resulted in efforts by managed care organizations to align with certain provider networks in the markets in which we operate. While we anticipate that our physician employment strategy and network development efforts will help us compete more effectively in our markets, we are unable to provide any assurance regarding the success of our strategy.

Health Choice

Health Choice is a prepaid Medicaid and Medicare managed health plan headquartered in Phoenix, Arizona. Health Choice contracts with state Medicaid programs in Arizona and Utah to provide specified health services to qualified Medicaid enrollees through contracted providers. Premium revenue is generated through capitated contracts whereby the Plan provides healthcare services to enrollees in exchange for fixed periodic payments, based upon negotiated per capita member rates, and certain supplemental payments from the state of Arizona’s Medicaid agency, the Arizona Health Care Cost Containment System (“AHCCCS”), the state of Utah’s Medicaid agency and CMS. All capitation payments received by Health Choice are recognized as revenue in the month that members are entitled to healthcare services.

Most premium revenue at Health Choice is derived in Arizona through its contract with AHCCCS, which expires September 30, 2013. Health Choice is preparing its bid for future AHCCCS periods, and we expect to submit our bid in January 2013. We anticipate contracts will be awarded by AHCCCS by the third quarter of our 2013 fiscal year. While we cannot be assured we will be awarded a new contract, we have successfully secured new contracts in the last four bidding cycles. The current contract covers Medicaid members in the following Arizona counties: Apache, Coconino, Maricopa, Mohave, Navajo, Pima, Yuma, La Paz and Santa Cruz.

In recent years, Health Choice has faced an increasingly challenging environment in Arizona due to state government budget pressures exacerbated by the sluggish economy. This environment has resulted in downward pressure on capitation rates paid by AHCCCS and the tightening of Medicaid eligibility standards by the state of Arizona, resulting in less premium revenue and fewer covered lives at Health Choice. In addition, effective October 1, 2011, AHCCCS implemented a tiered profit sharing plan on managed Medicaid plans. These changes implemented by AHCCCS followed a movement in recent years by the agency to a risk-based or severity-adjusted payment methodology for all health plans, under which capitation rates for each health plan and geographic service area are adjusted annually based on the severity of treatment episodes experienced by each plan’s membership compared to the average over a specified 12-month period. Notwithstanding the current challenging government reimbursement environment, we believe Health Choice represents one of our company’s key strategic assets. Its leadership team has considerable experience in population health management, physician relations and network development. Health Choice also deploys state of the art disease management and claims processing technology. In light of the current healthcare industry trends toward integrated delivery and clinical integration, we are seeking to bring Health Choice’s expertise and technology to bear as part of the integrated delivery networks that we offer to health plans.

Health Choice is subject to state and federal laws and regulations, and CMS, AHCCCS and the state Medicaid agency in Utah have the right to audit Health Choice to determine the Plan’s compliance with such standards. Health Choice is required to file periodic reports with CMS, the Utah Department of Insurance, the National Association of Insurance Commissioners, the state Medicaid agency in Utah and AHCCCS meeting certain financial viability standards. Health Choice must provide its enrollees with certain mandated benefits and must meet certain quality assurance and improvement requirements. Health Choice must also comply with the electronic transactions regulations and privacy and security standards of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”).

The federal anti-kickback statute prohibits the payment, solicitation, offering or receipt of any form of remuneration in return for the referral of federal healthcare program patients or any item or service that is reimbursed, in whole or in part, by any federal healthcare program. Similar anti-kickback statutes have been adopted in Arizona and Utah, which apply regardless of the source of reimbursement. The Department has adopted safe harbor regulations specifying the following relationships and activities that are deemed not to violate the federal anti-kickback statute that specifically relate to managed care:

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

We believe that the incentives offered by Health Choice to its Medicaid and Medicare enrollees and the discounts it receives from contracting healthcare providers satisfy the requirements of the safe harbor regulations. However, failure to satisfy each criterion of the applicable safe harbor does not mean that the arrangement constitutes a violation of the law; rather the safe harbor regulations provide that the arrangement must be analyzed on the basis of its specific facts and circumstances. We believe that Health Choice’s arrangements comply in all material respects with the federal anti-kickback statute and similar Arizona and Utah statutes.

Sources of Acute Care Revenue

Acute care revenue is comprised of net patient revenue, which represents gross charges for our inpatient and outpatient services less contractual adjustments and discounts that are based upon negotiated rates. Contractual adjustments principally result from differences between the hospitals’ established charges and payment rates under Medicare, Medicaid and various managed care plans. Additionally, discounts and contractual adjustments result from our uninsured discount and charity care programs. Acute care revenue also includes other revenue, which consists of medical office building rental income and other miscellaneous revenue.

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

We receive payment for patient services primarily from:

•	the federal government, primarily under the Medicare program;

•	state Medicaid programs, including managed Medicaid plans;

•	managed care payors, including health maintenance organizations, preferred provider organizations and managed Medicare plans; and

•	individual patients and private insurers.

The following table provides the sources of our hospitals’ net patient revenue before the provision for bad debts by payor:

	Year Ended September 30,
	2012	2011	2010
Medicare	22.1%	24.6%	23.4%
Managed Medicare	9.1	7.9	8.5
Medicaid and managed Medicaid	14.7	14.7	15.7
Managed care	37.3	40.2	40.2
Self-pay	16.8	12.6	12.2

Total(1)	100.0%	100.0%	100.0%

(1)	For the years ended September 30, 2012, 2011 and 2010, net patient revenue comprised 77.6%, 70.2% and 65.9%, respectively, of our consolidated net revenue.

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

Our hospitals offer discounts from established charges to managed care plans if they are large group purchasers of healthcare services. Additionally, we offer discounts to all uninsured patients receiving healthcare services who do not qualify for assistance under state Medicaid, other federal or state assistance plans or charity care. These discount programs generally limit our ability to increase net patient revenue in response to increasing costs. Patients generally are not responsible for any difference between established hospital charges and amounts reimbursed for such services under Medicare, Medicaid, health maintenance organizations, preferred provider organizations or private insurance plans. Patients generally are responsible for services not covered by these plans, along with exclusions, deductibles or co-insurance features of their coverage. Collecting amounts due from patients is more difficult than collecting from governmental programs, managed care plans or private insurers. Increases in the population of uninsured individuals, changes in the states’ indigent and Medicaid eligibility requirements, continued efforts by employers to pass more out-of-pocket healthcare costs to employees in the form of increased co-payments and deductibles and the effects of an uncertain, low-growth economic environment have resulted in increased levels of uncompensated care.

Medicare

Inpatient Acute Care

Under the inpatient prospective payment system, a hospital receives a fixed payment based on the patient’s assigned Medicare severity diagnosis-related group (“MS-DRG”). The MS-DRG system classifies categories of illnesses according to the estimated intensity of hospital resources necessary to furnish care for each principal diagnosis. The MS-DRG rates for acute care hospitals are based upon a statistically normal distribution of severity. The MS-DRG payments do not consider a specific hospital’s actual costs but are adjusted for geographic area wage differentials. Inpatient capital costs for acute care hospitals are reimbursed on a prospective system based on diagnosis related group weights multiplied by geographically adjusted federal weights. When treatments for patients fall well outside the normal distribution, providers may receive additional payments known as outlier payments. For federal fiscal year 2013, CMS has established an outlier threshold of $21,821 per case.

The MS-DRG rates are adjusted each federal fiscal year and have been affected by federal legislation. The index used to adjust the MS-DRG rates, known as the “market basket index,” gives consideration to the inflation experienced by hospitals and entities outside of the healthcare industry in purchasing goods and services. In past years, the percentage increases to the MS-DRG rates have been lower than the percentage increases in the costs of goods and services purchased by hospitals. CMS updated the MS-DRG rates in federal fiscal year 2012 by a market basket of 2.9%, which represented the full market basket of 3.0% reduced by 0.1% as required by the Health Reform Law. For federal fiscal year 2013, CMS issued a final rule that results in a net increase in operating payment rates of 2.8%. This increase reflects a 2.6% market basket increase, a prospective documentation and coding adjustment of negative 1.9%, a multi-factor productivity adjustment of negative 0.7%, a retrospective documentation and coding adjustment of 2.9% and a 0.1% reduction as required by the Health Reform Law. The Health Reform Law provides for additional reductions to the inpatient prospective payment system market basket update, as well as other payment adjustments, in future years as discussed below and in the section entitled “Government Regulation and Other Factors—Healthcare Reform.”

Quality of care provided is becoming an increasingly important factor in Medicare reimbursement. Hospitals must submit data for certain patient care indicators to the Secretary of the Department in order to receive MS-DRG increases at the full market basket. Those hospitals not submitting the required data will receive an increase in payment equal to the market basket minus two percentage points. In federal fiscal year 2012, CMS required hospitals to report 57 quality measures in order to qualify for the full market basket update in federal fiscal year 2013. In federal fiscal year 2013, CMS requires hospital to report 56 quality measures in order to qualify for the full market basket update in federal fiscal year 2014. CMS has indicated that hospitals will be required to report 59 quality measures in federal fiscal year 2014 and 60 quality measures in federal fiscal year 2015 for the federal fiscal year 2015 and 2016 payment determinations, respectively. We currently have the ability to monitor our compliance with the quality indicators and intend to submit the quality data required to receive the full market basket pricing update when appropriate.

Medicare does not pay hospitals additional amounts for the treatment of certain preventable adverse events, also known as hospital-acquired conditions (“HACs”), unless the conditions were present at admission. Currently, there are 11 categories of conditions on the list of HACs. The Deficit Reduction Act of 2005 (“DEFRA”) provides that CMS may revise the list of conditions from time to time. In 2009, CMS announced three National Coverage Determinations (“NCDs”) that prohibit Medicare reimbursement for erroneous surgical procedures performed on an inpatient or outpatient basis. These three erroneous surgical procedures are in addition to the HACs designated by regulation. The Health Reform Law contains additional measures to further tie Medicare payments to performance and quality as discussed below in the section entitled “Government Regulation and Other Factors—Healthcare Reform.”

Outpatient

CMS reimburses hospital outpatient services and certain Medicare Part B services furnished to hospital inpatients that have no Part A coverage on a prospective payment system basis. CMS uses fee schedules to pay for physical, occupational and speech therapies, durable medical equipment, clinical diagnostic laboratory services and nonimplantable orthotics and prosthetics.

All services paid under the prospective payment system for hospital outpatient services are classified into groups called ambulatory payment classifications (“APCs”). Services in each APC are similar clinically and in terms of the resources they require. A payment rate is established for each APC. For calendar year 2012, CMS updated the market basket by 1.9%, representing the full market basket of 3.0%, a negative 1.0% multifactor productivity adjustment and a reduction of 0.1% as required by the Health Reform Law. CMS has issued a final rule that increases the market basket for calendar year 2013 by 1.8%, which includes the full market basket of 2.6%, a negative 0.7% multifactor productivity adjustment and a negative 0.1% adjustment required by the Health Reform Law. The Health Reform Law provides for additional reductions to the outpatient prospective payment system market basket update, as well as other payment adjustments, in future years as discussed below in the section entitled “Government Regulation and Other Factors—Healthcare Reform.”

Hospitals must submit quality data regarding 23 measures relating to outpatient care in calendar year 2012 in order to receive the full market basket increase under the outpatient prospective payment system in calendar year 2013. In calendar year 2013, hospitals are required to submit quality data regarding 22 measures relating to outpatient care in order to receive the full market basket increase for outpatient payments in calendar year 2014. Hospitals that fail to submit such data will receive the market basket update minus two percentage points for the outpatient prospective payment system.

Rehabilitation

Inpatient rehabilitation hospitals and designated units are reimbursed under a prospective payment system. Under this prospective payment system, patients are classified into case mix groups based upon impairment, age, co-morbidities and functional capability. Inpatient rehabilitation facilities are paid a predetermined amount per discharge that reflects the patient’s case mix group and is adjusted for area wage levels, low-income patients, rural areas and high-cost outliers. For federal fiscal year 2012, CMS updated inpatient rehabilitation payment rates by 2.2%, which reflected a 2.9% market basket increase, a negative 1.0% productivity adjustment, a 0.1% reduction required by the Health Reform Law, and a 0.4% increase resulting from an update to the outlier threshold amount. For federal fiscal year 2013, CMS has issued a final rule updating inpatient rehabilitation rates by 1.9%, which reflects a 2.7% market basket increase, a negative 0.7% productivity adjustment and a 0.1% reduction required by the Health Reform Law. The Health Reform Law provides for additional reductions to the inpatient rehabilitation facility prospective payment system market basket update, as well as other payment adjustments, in future years as discussed below in the section entitled “Government Regulation and Other Factors—Healthcare Reform.”

In order to qualify for classification as an inpatient rehabilitation facility, at least 60% of the facility’s inpatient population during the most recent 12-month cost reporting period must have required intensive rehabilitation services for one or more of 13 specified conditions. Inpatient rehabilitation facilities must meet additional coverage criteria, including patient selection and care requirements relating to pre-admission screenings, post-admission evaluations, ongoing coordination of care and involvement of rehabilitation physicians. As of September 30, 2012, we operated ten inpatient rehabilitation units within our hospitals.

Psychiatric

Inpatient psychiatric facilities are paid based on a prospective payment system. Under this prospective payment system, inpatient psychiatric facilities receive a federal per diem base rate that is based on the sum of the average routine operating, ancillary and capital costs for each patient day of psychiatric care in an inpatient psychiatric facility. The federal per diem base rate is then adjusted for budget neutrality, such that the amount of total payments under the prospective payment system are projected to be equal to the total estimated payments that would have been made to inpatient psychiatric facilities under the previous cost-based system of payment. This federal per diem base rate is further adjusted to reflect certain patient and facility characteristics, including patient age, certain diagnostic related groups, facility wage index adjustment, and facility rural location. The payment rates historically have been adjusted annually on a July 1 update cycle; however, beginning with rate year 2013, rates will be adjusted on a federal fiscal year schedule. For rate year 2012, which spanned from July 1, 2011 to September 30, 2012, CMS increased inpatient psychiatric payment rates by 2.95%, which included a market basket increase of 3.2% and a 0.25% reduction required by the Health Reform Law. For rate year 2013, which follows the federal fiscal year update cycle, CMS increased inpatient psychiatric payment rates by 1.9%, which includes a market basket increase of 2.7%, reduced by a 0.7% productivity adjustment and a reduction of 0.1% as required by the Health Reform Law. Inpatient psychiatric facilities also receive additional outlier payments for cases in which estimated costs for the case exceed an adjusted threshold amount plus the total adjusted payment amount for the stay. CMS estimates an additional $10 million increase in aggregate payments to inpatient psychiatric facilities due to an update in the outlier threshold amount for rate year 2013. The Health Reform Law provides for reductions to the inpatient psychiatric facility prospective payment system market basket update, as well as other payment adjustments, in future years as discussed below in the section entitled “Government Regulation and Other Factors—Healthcare Reform.” As of September 30, 2012, we operated one behavioral health hospital facility and fourteen specially designated psychiatric units that are subject to these rules.

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

The PFS rates are adjusted each year, and reductions in both current and future payments are anticipated. The SGR formula, mandated by statute, is intended to control growth in aggregate Medicare expenditures for physicians’ services. Since 2003, Congress has passed multiple legislative acts delaying application of the SGR to the PFS. We cannot predict whether Congress will intervene to prevent this reduction to payments in the future. Barring delay or repeal of the SGR by Congress, Medicare payments to physicians are scheduled to be cut by approximately 27% effective January 1, 2013.

Ambulatory Surgery Centers

CMS reimburses ambulatory surgical centers (“ASCs”) using a predetermined fee schedule. Reimbursements for ASC overhead costs are limited to no more than the overhead costs paid to hospital outpatient departments under the Medicare hospital outpatient prospective payment system. All surgical procedures, other than those that pose a significant safety risk or generally require an overnight stay, are payable as ASC procedures. From time to time, CMS considers expanding the services that may be performed in ASCs, which may result in more Medicare procedures that historically have been performed in hospitals, such as ours, being moved to ASCs, potentially reducing surgical volume in our hospitals. For calendar year 2012, CMS increased ASC payment rates by 1.6%, which included a market basket update of 2.7% and a negative 1.1% productivity adjustment. For calendar year 2013, CMS has issued a final rule which increases ASC payment rates by 0.6%, reflecting a market basket update of 1.4% and a negative 0.8% productivity adjustment. CMS has also established a quality reporting program for ASCs under which ASCs that fail to report on certain quality measures will receive a two percentage point reduction in reimbursement beginning with the calendar year 2014 payment determination. ASCs must report on five quality measures for services furnished between October 1, 2012 and December 31, 2012 for the calendar year 2014 payment determination. ASCs must report on seven quality measures for services furnished between January 1, 2013 and December 31, 2013 for the calendar year 2015 payment determination. The Health Reform Law provides for additional reductions to the ASC prospective payment system in future years as discussed below in the section entitled “Government Regulation and Other Factors—Healthcare Reform.”

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

Medicare RACs utilize a post-payment targeted review process employing data analysis techniques in order to identify those Medicare claims most likely to contain overpayments, such as incorrectly coded services, incorrect payment amounts, non-covered services and duplicate payments. CMS has given RACs the authority to look back at claims up to three years old, provided that the claim was paid on or after October 1, 2007.

Further, on November 15, 2011, CMS announced the Recovery Audit Prepayment Review (“RAPR”) demonstration, which will allow RACs to review claims before they are paid to ensure that the provider complied with all Medicare payment rules. Under the RAPR demonstration, RACs conduct prepayment reviews on certain types of claims that historically result in high rates of improper payments, beginning with those involving short stay inpatient hospital services. These reviews will focus on seven states (Florida, California, Michigan, Texas, New York, Louisiana and Illinois) with high populations of fraud and error-prone providers and four states (Pennsylvania, Ohio, North Carolina, and Missouri) with high claims volumes of short inpatient hospital stays. The RAPR demonstration began on August 27, 2012 and will run for a three year period.

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

The federal government and many states from time to time consider altering the level of Medicaid funding or expanding Medicaid benefits in a manner that could adversely affect future levels of Medicaid reimbursement received by our hospitals. Additionally, the states in which we operate have experienced budget constraints as a result of increased costs and lower than expected tax collections. Many states have experienced or projected shortfalls in their budgets, and economic conditions may increase these budget pressures. Health and human services programs, including Medicaid and similar programs, represent a significant portion of state budgets. The states in which we operate have responded to these budget concerns by decreasing funding for healthcare programs or making structural changes that have resulted or may result in a reduction to Medicaid hospital revenues. Additional Medicaid spending cuts or other program changes may be implemented in the future in the states in which we operate. However, the Health Reform Law generally requires states at least to maintain Medicaid eligibility standards established prior to the enactment of the law until January 1, 2014 for adults and until October 1, 2019 for children. The Health Reform Law also requires states to significantly expand their Medicaid program coverage by 2014. However, in its June 28, 2012 ruling, the U.S. Supreme Court struck down the portion of the Health Reform Law that would have allowed the Department to penalize states that do not implement the law’s Medicaid expansion provisions with the loss of existing federal Medicaid funding. As a result, some states may choose not to implement the Medicaid expansion. A number of U.S. governors, including those of states in which we operate, have stated that they will oppose their state’s participation in the expanded Medicaid program.

The Health Reform Law prohibits the use of federal funds under the Medicaid program to reimburse providers for medical assistance provided to treat certain provider-preventable conditions. CMS has issued a final rule implementing this prohibition for services with dates beginning July 1, 2012. The final rule requires each state Medicaid program to deny payments to providers for the treatment of healthcare-acquired conditions and provider-preventable conditions designated by CMS as well as any other provider-preventable conditions designated by the state.

Through DEFRA, Congress has expanded the federal government’s involvement in fighting fraud, waste and abuse in the Medicaid program by creating the Medicaid Integrity Program. Among other things, this legislation requires CMS to employ private contractors, referred to as Medicaid Integrity Contractors (“MICs”), to perform reviews and post-payment audits of Medicaid claims and identify overpayments. MICs are assigned to five geographic jurisdictions and have commenced audits of Medicaid providers in each jurisdiction. The Health Reform Law increases federal funding for the MIC program for federal fiscal year 2011 and later years. In addition to MICs, several other contractors and state Medicaid agencies have increased their review activities. The Health Reform Law also expands the RAC program’s scope to include Medicaid claims. States may coordinate with Medicaid RACs regarding recoupment of overpayments and refer suspected fraud and abuse to appropriate law enforcement agencies.

Private Supplemental Medicaid Reimbursement Programs

Certain of our acute care hospitals receive supplemental Medicaid reimbursement, including reimbursement from programs for participating private hospitals that enter into indigent care affiliation agreements with public hospitals or county governments in the state of Texas. Under the CMS-approved programs, affiliated hospitals, including our Texas hospitals, have expanded the community healthcare safety net by providing indigent healthcare services. Participation in indigent care affiliation agreements by our Texas hospitals has resulted in an increase in acute care revenue by virtue of the hospitals’ entitlement to supplemental Medicaid inpatient reimbursement. In December 2011, CMS approved a five-year Texas Medicaid waiver that allows Texas to continue receiving supplemental Medicaid reimbursement while expanding its managed Medicaid programs. Supplemental payment programs are currently being reviewed by certain state agencies, and some states have made or may make waiver requests to CMS to replace their existing supplemental payment programs. It is possible that these reviews and waiver requests will result in the restructuring of such supplemental payment programs and could result in the payments being reduced or eliminated. It is also unclear whether our revenues from these programs will be adversely affected as the provisions of the Health Reform Law are implemented.

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

As state governments seek to control the cost of their Medicaid programs, enrollment in managed Medicaid plans, including states in which we operate, has increased in recent years. For example, Florida legislation has established a goal of statewide implementation of Medicaid managed care. In December 2011, CMS approved, with certain stipulations, a two-year extension of Florida’s five-county Medicaid managed care pilot program. CMS partially denied a separate waiver request that would have allowed Florida to expand its Medicaid managed care program statewide. A portion of that waiver request is still pending and could lead to a statewide expansion if CMS approval is granted. The Texas legislature and the Health and Human Services Commission (“THHSC”) have recommended expanding Medicaid managed care enrollment in the state. In December 2011, CMS approved a five-year Medicaid waiver that allows Texas to expand its Medicaid managed care program while preserving hospital funding, provides incentive payments for healthcare improvements and directs more funding to hospitals that serve large numbers of uninsured patients. In the future there may be additional expansion of managed Medicaid plans in the states in which we operate, and economic conditions or budgetary pressures may result in reductions in premium payments to these plans.

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

The Health Reform Law provides for certain reductions to both the Medicare and Medicaid DSH payment systems beginning in federal fiscal year 2014 as discussed below in the section entitled “Government Regulation and Other Factors—Healthcare Reform.”

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

Healthcare Reform

The Health Reform Law changes how healthcare services are covered, delivered and reimbursed through expanded coverage of uninsured individuals, reduced growth in Medicare program spending, reductions in Medicare and Medicaid DSH payments and the establishment of programs where reimbursement is tied to clinical integration and quality of care. In addition, the Health Reform Law reforms certain aspects of health insurance, expands existing efforts to tie Medicare and Medicaid payments to performance and quality and contains provisions intended to strengthen fraud and abuse enforcement. On June 28, 2012, the U.S. Supreme Court upheld the constitutionality of the individual mandate provisions of the Health Reform Law, but struck down provisions that would have allowed the Department to penalize states that do not implement the Medicaid expansion provisions of the law with the loss of existing federal Medicaid funding. As a result, states may choose not to implement the Medicaid expansion provisions of the Health Reform Law without losing existing funding. Because of the many variables involved, including the law’s complexity, the lack of implementing regulations or interpretive guidance, gradual and potentially delayed implementation, the impact of the Health Reform Law, including how individuals and businesses will respond to the new choices and obligations under the law, is not yet fully known.

Expanded Coverage

Based on the Congressional Budget Office (“CBO”) estimates made after the U.S. Supreme Court ruling, by 2021, the Health Reform Law will expand coverage to 30 million additional individuals. This increased coverage will occur through a combination of public program expansion and private sector health insurance and other reforms.

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

The Health Reform Law materially changes the requirements for Medicaid eligibility. Commencing January 1, 2014, all state Medicaid programs are required to provide, and the federal government will subsidize, Medicaid coverage to virtually all adults under 65 years old with incomes at or under 133% of the FPL. Further, the Health Reform Law also requires states to apply a “5% income disregard” to the Medicaid eligibility standard, so that Medicaid eligibility will effectively be extended to those with incomes up to 138% of the FPL. This expansion is intended to create a minimum Medicaid eligibility threshold that is uniform across states. However, following the U.S. Supreme Court’s June 2012 ruling, states may choose not to implement the Medicaid expansion without losing existing funding. A number of state governors, including those of states in which we operate, have stated that they oppose their state’s participation in the expanded Medicaid program. However, these statements are not legally binding and may be subject to change.

As Medicaid is a joint federal and state program, the federal government provides states with “matching funds” in a defined percentage, known as the federal medical assistance percentage (“FMAP”). Beginning in 2014, states will receive an enhanced FMAP for the individuals enrolled in Medicaid pursuant to the Medicaid expansion provisions of the Health Reform Law. The FMAP percentage is as follows: 100% for calendar years 2014 through 2016; 95% for 2017; 94% in 2018; 93% in 2019; and 90% in 2020 and thereafter.

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

Historically, states often have attempted to reduce Medicaid spending by limiting benefits and tightening Medicaid eligibility requirements. However, the Health Reform Law requires states to at least maintain Medicaid eligibility standards established prior to the enactment of the law for adults until January 1, 2014 and for children until October 1, 2019. States with budget deficits may seek a waiver from this requirement, but only to address eligibility standards that apply to adults making more than 133% of the FPL.

Private Sector Expansion. The expansion of health coverage through the private sector as a result of the Health Reform Law, as enacted, will occur through new requirements applicable to health insurers, employers and individuals. Each health plan must now keep its annual non-medical costs lower than 15% of premium revenue for the group market and lower than 20% in the small group and individual markets or rebate its enrollees the amount spent in excess of the percentage. In addition, health insurers are not permitted to deny coverage to children based upon a pre-existing condition and must allow dependent care coverage for children up to 26 years old. Commencing January 1, 2014, health insurance companies will be prohibited from imposing annual coverage limits, dropping coverage, excluding persons based upon pre-existing conditions or denying coverage for any individual who is willing to pay the premiums for such coverage.

Larger employers will be subject to new requirements and incentives to provide health insurance benefits to their full-time employees. Effective January 1, 2014, employers with 50 or more employees that do not offer health insurance will be subject to a penalty if an employee obtains government-subsidized coverage through an Exchange. The employer penalties will range from $2,000 to $3,000 per employee, subject to certain thresholds and conditions.

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

To facilitate the purchase of health insurance by individuals and small employers, each state must establish an Exchange by January 1, 2014. Based on CBO estimates issued in July 2012, approximately 25 million individuals will obtain their health insurance coverage through an Exchange by 2021. This amount will include individuals who were previously uninsured and individuals who have switched from their prior insurance coverage to a plan obtained through the Exchange. The Health Reform Law requires that the Exchanges be designed to make the process of evaluating, comparing and acquiring coverage simple for consumers. For example, each state’s Exchange must maintain an internet website through which consumers may access health plan ratings that are assigned by the state based on quality and price, view governmental health program eligibility requirements and calculate the actual cost of health coverage. Health insurers participating in the Exchange must offer a set of minimum benefits to be defined by the Department and may offer more benefits. Health insurers must offer at least two, and up to five, levels of plans that vary by the percentage of medical expenses that must be paid by the enrollee. These levels are referred to as platinum, gold, silver, bronze and catastrophic plans, with gold and silver being the two mandatory levels of plans. Each level of plan must require the enrollee to share the following percentages of medical expenses up to the deductible/co-payment limit: platinum, 10%; gold, 20%; silver, 30%; bronze, 40%; and catastrophic, 100%. Health insurers may establish varying deductible/co-payment levels, up to the statutory maximum (estimated to be between $6,000 and $7,000 for an individual). The health insurers must cover 100% of the amount of medical expenses in excess of the deductible/co-payment limit. For example, an individual making 100% to 200% of the FPL will have co-payments and deductibles reduced to about one-third of the amount payable by those with the same plan with incomes at or above 400% of the FPL.

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

The second type of reduction to the market basket is a “productivity adjustment” that began in federal fiscal year 2012. The amount of the reduction is equal to the projected average nationwide productivity gains over the preceding 10 years. To determine the projection, the Department will use the Bureau of Labor Statistics (“BLS”) 10-year moving average of changes in specified economy-wide productivity (the BLS data is typically a few years old). The Health Reform Law does not contain guidelines for the Department to use in projecting the productivity figure. For federal fiscal year 2013, CMS announced a negative 0.7% productivity adjustment to the market basket. CMS estimates that the combined market basket and productivity adjustments will reduce Medicare payments under the inpatient prospective payment system by $112.6 billion from 2010 to 2019.

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

Second, beginning in federal fiscal year 2013, inpatient payments will be reduced if a hospital experiences “excess readmissions” within the 30-day period from the date of discharge for heart attack, heart failure, pneumonia or other conditions that may be designated by CMS at a future time. Hospitals with what CMS defines as “excess readmissions” for these conditions will receive reduced payments for all inpatient discharges, not just discharges relating to the conditions subject to the excess readmissions standard. Each hospital’s performance will be publicly reported by CMS.

Third, reimbursement will be reduced based on a facility’s HAC rates. A HAC is a condition that is acquired by a patient while admitted as an inpatient in a hospital, such as a surgical site infection. Beginning in federal fiscal year 2015, hospitals that rank in the worst 25% nationally of HACs for all hospitals in the previous year will receive a 1% reduction in their total Medicare payments. In addition, the Health Reform Law prohibits the use of federal funds under the Medicaid program to reimburse providers for medical services provided to treat certain healthcare-acquired conditions. CMS has issued a final rule implementing this prohibition for services with dates beginning July 1, 2012. The final rule requires each state Medicaid program to deny payments to providers for the treatment of healthcare-acquired conditions and provider-preventable conditions designated by CMS as well as any other provider-preventable conditions designated by the state.

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

Inpatient Rehabilitation Hospitals and Units. The first two market basket changes outlined above for inpatient services—the general reduction and the productivity adjustment—also apply to inpatient rehabilitation services. The percentage changes specified in the Health Reform Law summarized above as the general reduction for inpatients—e.g., 0.2% in 2015—are the same for rehabilitation inpatients. CMS estimates that the combined market basket and productivity adjustments will reduce Medicare payments under the inpatient rehabilitation facilities prospective payment system by $5.7 billion from 2010 to 2019. The Health Reform Law requires each inpatient rehabilitation facility to report certain quality measures to the Department or receive a two percentage point reduction to the market basket update beginning with the market basket update for federal fiscal year 2014. CMS has implemented this requirement by requiring facilities to report two quality measures to receive the full market basket update in federal fiscal year 2014 and has indicated that additional quality measures are under development.

Inpatient Psychiatric Facilities. The first two market basket changes outlined above for inpatient services—the general reduction and the productivity adjustment—also apply to inpatient psychiatric services. The percentage changes specified in the Health Reform Law summarized above as the general reduction for inpatients—e.g., 0.2% in 2015—are the same for psychiatric inpatients, although these are applied on a rate year basis. However, effective October 1, 2012, CMS switched from a July 1 through June 30 rate year to a federal fiscal year for inpatient psychiatric facility rate updates. CMS estimates that the combined market basket and productivity adjustments will reduce Medicare payments under the inpatient psychiatric facilities prospective payment system by $4.3 billion from 2010 to 2019.

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

In addition to Medicare DSH funding, hospitals that provide care to a disproportionately high number of low-income patients may receive Medicaid DSH payments. The federal government distributes federal Medicaid DSH funds to each state based on a statutory formula. The states then distribute the DSH funding among qualifying hospitals. Although federal Medicaid law defines some level of hospitals that must receive Medicaid DSH funding, states have broad discretion to define additional hospitals that also may qualify for Medicaid DSH payments and the amount of such payments. The Health Reform Law will reduce funding for the Medicaid DSH hospital program in federal fiscal years 2014 through 2020. How such cuts are allocated among the states, and how the states allocate these cuts among providers, have yet to be determined.

Accountable Care Organizations. The Health Reform Law requires the Department to establish a Medicare Shared Savings Program (“MSSP”) that promotes accountability and coordination of care through the creation of accountable care organizations (“ACO”). The program allows certain providers, including hospitals, physicians and other designated professionals, to voluntarily form ACOs and work together along with other ACO participants to invest in infrastructure and redesign delivery processes to achieve high quality and efficient delivery of services. The program is intended to produce savings as a result of improved quality and operational efficiency. ACOs that achieve quality performance standards established by the Department will be eligible to share in a portion of the amounts saved by the Medicare program. The Department has significant discretion to determine key elements of the program. In 2011, CMS, the Department’s Office of Inspector General (“OIG”) and certain other federal agencies released a series of final rules further defining and implementing the ACO program. These final rules provide for two different ACO tracks, the first of which allows ACOs to share only in the savings under the MSSP. The second track requires ACOs to share in any savings or losses under the MSSP but offers ACOs a greater share of any savings realized under the MSSP. As authorized by the Health Reform Law, the final rules also provide for certain waivers from fraud and abuse laws for ACOs. CMS has approved over 100 to participate. We have applied for ACO status in certain markets. We are also pursuing similar initiatives with commercial insurers, with a focus on building clinically integrated high performance provider networks intended to compete in an environment where commercial insurers increasingly are implementing pay for performance and value-based purchasing reimbursement models similar to those contemplated by the Health Reform Law.

Bundled Payment Pilot Programs. The Health Reform Law created the Center for Medicare and Medicaid Innovation (the “CMS Innovation Center”) with responsibility for establishing demonstration projects and other initiatives in order to identify, develop, test and encourage the adoption of new methods of delivering and paying for healthcare that create savings under the Medicare and Medicaid programs while improving quality of care. One initiative announced by the CMS Innovation Center is the Bundled Payments for Care Improvement initiative, a voluntary initiative through which participating providers receive a single negotiated payment for services provided during an episode of care. In addition, the Health Reform Law requires the Department to establish a separate five-year voluntary, national pilot program on payment bundling for Medicare services beginning no later than January 1, 2013. The Health Reform Law also provides a bundled payment demonstration project for Medicaid services. The Department will select up to eight states to participate based on the potential to lower costs under the Medicaid program while improving care. State programs may target particular categories of beneficiaries, selected diagnoses or geographic regions of the state. The selected state programs will provide one payment for both hospital and physician services provided to Medicaid patients for certain episodes of inpatient care.

Ambulatory Surgery Centers. The Health Reform Law reduces reimbursement for ASCs through a productivity adjustment to the market basket similar to the productivity adjustment for inpatient and outpatient hospital services, beginning in federal fiscal year 2011. Further, in April 2011, as required by the Health Reform Law, the Department reported to Congress on its plan for implementing a value-based purchasing program for ASCs. In addition, CMS has established a quality reporting program for ASCs under which ASCs that fail to report on required quality measures will receive a two percentage point reduction in reimbursement beginning with the calendar year 2014 payment determination.

Medicare Managed Care (Medicare Advantage or “MA”). Under the MA program, the federal government contracts with private health plans to provide inpatient and outpatient benefits to beneficiaries who enroll in such plans. Nationally, approximately 24% of Medicare beneficiaries have elected to enroll in MA plans. Effective in 2014, the Health Reform Law requires MA plans to keep annual administrative costs lower than 15% of annual premium revenue. The Health Reform Law reduces, over a three year period, premium payments to the MA Plans such that CMS’ managed care per capita premium payments are, on average, equal to traditional Medicare. In the spring of 2010, the CBO and CMS, respectively, estimated that payments to MA plans would be reduced by $138 billion to $145 billion between 2010 and 2019. These reductions to MA plan premium payments may cause some plans to raise premiums or limit benefits, which in turn might cause some Medicare beneficiaries to terminate their MA coverage and enroll in traditional Medicare. However, CMS has indicated that MA premium rates are expected to increase slightly in 2013 relative to 2012 and that enrollment in MA plans is forecast to increase in 2013.

Physician-owned Hospitals. The Health Reform Law effectively prohibits the formation of physician-owned hospitals after December 31, 2010. While the Health Reform Law grandfathers existing physician-owned hospitals, including our facilities that have physician ownership, it does not allow these hospitals to increase the percentage of physician ownership and significantly restricts our ability to add beds and operating rooms at such physician-owned facilities.

The Health Reform Law also imposes additional disclosure requirements on physician-owned hospitals. For example, a grandfathered physician-owned hospital will be required to submit an annual report to the Department listing each investor in the hospital, including all physician owners. In addition, grandfathered physician-owned hospitals must have procedures in place that require each referring physician owner to disclose to patients, with enough notice for the patient to make a meaningful decision regarding receipt of care, the physician’s ownership interest and, if applicable, any ownership interest held by the treating physician. A grandfathered physician-owned hospital also must disclose on its website and in any public advertising the fact that it has physician ownership. The Health Reform Law requires the Department to audit grandfathered physician-owned hospitals compliance with these requirements.

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

However, it is difficult to predict the potential amount of additional revenue resulting from these elements of the Health Reform Law, because of uncertainty surrounding a number of material factors, including the following:

•	how many states will implement the Medicaid expansion and under what terms;

•

how many previously uninsured individuals will obtain coverage as a result of the Health Reform Law (based on the CBO estimates made after the U.S. Supreme Court ruling, by 2021, the Health Reform Law will expand coverage to 30 million additional individuals);

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

•	the rate paid by state governments under the Medicaid program for newly covered individuals;

•	the effect of the value-based purchasing program on our hospitals’ revenue and the effects of other quality programs that will be implemented;

•	the percentage of individuals in the Exchanges who select the high deductible plans, since health insurers offering those kinds of products have traditionally sought to pay lower rates to hospitals;

•	whether employers will drop existing coverage on their employees and choose to pay the related penalties instead; and

•

whether the net effect of the Health Reform Law, including the prohibition on excluding individuals based on pre-existing conditions, the requirement to keep medical costs lower than a specified percentage of premium revenue, other health insurance reforms and the annual fee applied to all health insurers, will put pressure on the profitability of health insurers, which in turn might cause them to seek to reduce payments to hospitals with respect to both newly insured individuals and their existing business.

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

•	reductions to Medicare payments that CMS may impose for “excess readmissions.”

Because of the many variables involved, we are unable to predict the net effect of the expected increases in insured individuals using our facilities, the reductions in Medicare spending, including Medicare and Medicaid DSH funding, and numerous other provisions in the Health Reform Law that may affect our business. Further, it is unclear how efforts to revise the Health Reform Law and remaining or new lawsuits challenging its constitutionality will be resolved or what the impact would be of any resulting changes to the law.

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

CMS announced an initiative to require all Medicare-certified providers and suppliers that enrolled prior to March 25, 2011, to revalidate their Medicare enrollment records by March 2015 in order for CMS to implement new screening criteria mandated by the Health Reform Law. Pursuant to this initiative, Medicare contractors have begun and will continue to send mandatory revalidation requests to all affected providers and suppliers, including to our facilities, and our facilities will have a limited time to respond to the requests. We believe that we are in a position to promptly comply with any mandatory revalidation requests, but failure to timely revalidate Medicare enrollment records for our facilities could result in deactivation or termination of our facilities’ Medicare enrollment, which could adversely affect our business.

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

Among these statutes is a section of the Social Security Act, known as the federal anti-kickback statute. This law prohibits providers and others from soliciting, receiving, offering or paying, directly or indirectly, any remuneration with the intent of generating referrals or orders for services or items covered by a federal healthcare program. Courts have interpreted this law broadly and held that there is a violation of the anti-kickback statute if just one purpose of the remuneration is to generate referrals, even if there are other lawful purposes. The Health Reform Law further provides that knowledge of the law or specific intent to violate the law is not required to establish a violation of the anti-kickback statute.

The OIG has published safe harbor regulations that outline categories of activities that are deemed protected from prosecution under the anti-kickback statute. Currently there are safe harbors for various arrangements and activities, including the following: investment interests, space rental, equipment rental, practitioner recruitment, personal services and management contracts, sale of practice, referral services, warranties, discounts, employees, group purchasing organizations, waiver of beneficiary co-insurance and deductible amounts, managed care arrangements, obstetrical malpractice insurance subsidies, investments in group practices, ambulatory surgery centers, and referral agreements for specialty services.

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

We have a variety of financial relationships with physicians who refer patients to our hospitals. Physicians own interests in nine of our full service acute care hospitals. We also have other joint venture relationships with physicians and contracts with physicians providing for a variety of financial arrangements, including employment contracts, leases and professional service agreements. We provide financial incentives to recruit physicians to relocate to communities served by our hospitals, including minimum cash collections guarantees and forgiveness of repayment obligations. Although we have established policies and procedures to ensure that our arrangements with physicians comply with current law and available interpretations, we cannot assure you that regulatory authorities that enforce these laws will not determine that some of these arrangements violate the anti-kickback statute or other applicable laws. Violation of the anti-kickback statute is a felony, and such a determination could subject us to liabilities under the Social Security Act, including criminal penalties of imprisonment or fines, civil penalties up to $50,000 per violation, damages up to three times the total amount of the improper payment to the referral source and exclusion from participation in Medicare, Medicaid or other federal healthcare programs, any of which could have a material adverse effect on our business, financial condition or results of operations.

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

The Social Security Act also includes a provision commonly known as the “Stark Law.” This law prohibits physicians from referring Medicare and Medicaid patients to entities with which they or any of their immediate family members have a financial relationship for the provision of certain designated health services that are reimbursable by Medicare or Medicaid, including inpatient and outpatient hospital services. The law also prohibits the entity from billing the Medicare program for any items or services that stem from a prohibited referral. Sanctions for violating the Stark Law include denial of payment, refunding amounts received for services provided pursuant to prohibited referrals, civil monetary penalties up to $15,000 per item or service improperly billed and exclusion from the federal healthcare programs. The statute also provides for a penalty of up to $100,000 for a scheme intended to circumvent the Stark Law prohibitions. There are a number of exceptions to the Stark Law, including an exception for a physician’s ownership interest in an entire hospital, although the Health Reform Law significantly restricts this exception. There are also exceptions for many of the customary financial arrangements between physicians and providers, including employment contracts, leases, professional services agreements, non-cash gifts having a value less than $380 (effective for calendar year 2013) and recruitment agreements. Unlike safe harbors under the anti-kickback statute, with which compliance is voluntary, an arrangement must comply with every requirement of the appropriate Stark Law exception or the arrangement is in violation of the Stark Law. Further, intent does not have to be proven to establish a violation of the Stark Law.

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

Historically the Stark Law has contained an exception, commonly referred to as the whole hospital exception, allowing physicians to own an interest in an entire hospital, as opposed to an interest in a hospital department. However, the Health Reform Law significantly narrows the Stark Law’s whole hospital exception. Specifically, the whole hospital exception is available only to hospitals that had physician ownership in place as of March 23, 2010, and a Medicare provider agreement effective as of December 31, 2010. Thus, the Health Reform Law effectively prevents the formation of new physician-owned hospitals. On November 2, 2010, CMS issued a final rule implementing certain provisions of the amended whole hospital exception. While the amended whole hospital exception grandfathers certain existing physician-owned hospitals, including ours, it generally prohibits a grandfathered hospital from increasing its aggregate percentage of physician ownership beyond the aggregate level that was in place as of March 23, 2010. Subject to limited exceptions, a grandfathered physician-owned hospital may not increase its aggregate number of operating rooms, procedure rooms, and beds for which it is licensed beyond the number as of March 23, 2010. A grandfathered physician-owned hospital must comply with a number of additional requirements, including not conditioning any physician ownership directly or indirectly on the owner making or influencing referrals, not offering any ownership interests to physician owners on more favorable terms than those offered to non-physicians and not providing any guarantee to physician owners to purchase other business interests related to the hospital. Further, a grandfathered hospital cannot have been converted from an ASC to a hospital.

The whole hospital exception, as amended, also contains additional disclosure requirements. For example, a grandfathered physician-owned hospital will be required to submit an annual report to the Department listing each investor in the hospital, including all physician owners. In addition, grandfathered physician-owned hospitals must have procedures in place that require each referring physician owner to disclose to patients, with enough notice for the patient to make a meaningful decision regarding receipt of care, the physician’s ownership interest and, if applicable, any ownership interest held by the treating physician. A grandfathered physician-owned hospital also must disclose on its website and in any public advertising the fact that it has physician ownership. The Health Reform Law requires the Department to audit grandfathered physician-owned hospitals compliance with these requirements.

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

HIPAA Administrative Simplification and Privacy and Security Requirements

The HIPAA Administrative Simplification provisions are intended to encourage electronic commerce in the healthcare industry. These provisions require the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. HIPAA also requires that each provider use a National Provider Identifier. In addition, the Health Reform Law requires the Department to adopt standards for additional electronic transactions and to establish operating rules to promote uniformity in the implementation of each standardized electronic transaction. On August 10, 2012, the Department issued an interim final rule to establish operating rules for healthcare electronic funds transfers and remittance advice transactions. Compliance with the interim final rule is required by January 1, 2014. Further, CMS has published a final rule making changes to the formats used for certain electronic transactions and requiring the use of updated standard code sets for certain diagnoses and procedures known as ICD-10 code sets. Although use of the ICD-10 code sets is not mandatory until October 1, 2014, we will be modifying our payment systems and processes to prepare for their implementation. Use of the ICD-10 code sets will require significant changes; however, we believe that the cost of compliance with these regulations has not had and is not expected to have a material adverse effect on our business, financial position or results of operations.

As required by HIPAA, the Department has issued privacy and security regulations that extensively regulate the use and disclosure of individually identifiable health-related information and require covered entities, including healthcare providers, to implement administrative, physical and technical safeguards to protect the security of individually identifiable health information that is electronically maintained or transmitted. The American Recovery and Reinvestment Act of 2009 (“ARRA”) broadens the scope of the HIPAA privacy and security regulations. Pursuant to ARRA, covered entities must report breaches of unsecured protected health information to affected individuals without unreasonable delay, but not to exceed 60 days, of discovery of the breach by the covered entity or its agents. Notification must also be made to the Department and, in certain situations involving large breaches, to the media.

We have developed and utilize a HIPAA compliance plan as part of our effort to comply with HIPAA privacy and security requirements, including the breach notification requirements. The privacy and security regulations have and will continue to impose significant costs on our facilities in order to comply with these standards. Violations of the HIPAA privacy and security regulations may result in civil and criminal penalties, which have been significantly increased by ARRA. Furthermore, ARRA has strengthened the enforcement provisions of HIPAA, which may result in increased enforcement activity. As required by ARRA, the Department is completing a pilot program to perform 115 audits of covered entities to assess privacy and security compliance. The Department has announced its intent to conduct additional audits in 2013. In addition, ARRA authorizes state attorneys general to bring civil actions seeking either injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents. ARRA also broadens the applicability of the criminal penalty provisions to employees of covered entities and requires the Department to impose penalties for violations resulting from willful neglect.

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

The Emergency Medical Treatment and Labor Act

The federal Emergency Medical Treatment and Labor Act (“EMTALA”) was adopted by Congress in response to reports of a widespread hospital emergency room practice of “patient dumping.” At the time of the enactment, patient dumping was considered to have occurred when a hospital capable of providing the needed care sent a patient to another facility or simply turned the patient away based on such patient’s inability to pay for his or her care. The law imposes requirements upon physicians, hospitals and other facilities that provide emergency medical services. Such requirements pertain to what care must be provided to anyone who comes to such facilities seeking care before they may be transferred to another facility or otherwise denied care. The government broadly interprets the law to cover situations in which individuals do not actually present to a hospital’s emergency department, but present for emergency examination or treatment to the hospital’s campus, generally, or to a hospital-based clinic that treats emergency medical conditions or are transported in a hospital-owned ambulance, subject to certain exceptions. At least one court has interpreted the law also to apply to a hospital that has been notified of a patient’s pending arrival in a non-hospital owned ambulance. Sanctions for violations of this statute include termination of a hospital’s Medicare provider agreement, exclusion of a physician from participation in Medicare and Medicaid programs and civil monetary penalties. In addition, the law creates private civil remedies that enable an individual who suffers personal harm as a direct result of a violation of the law, and a medical facility that suffers a financial loss as a direct result of another participating hospital’s violation of the law, to sue the offending hospital for damages and equitable relief. We can give no assurance that governmental officials responsible for enforcing the law, individuals or other medical facilities will not assert from time to time that our facilities are in violation of this statute.

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

Healthcare Industry Investigations

Significant media and public attention has focused in recent years on the hospital industry. Increased attention has been paid by government investigators as well as private parties pursuing civil lawsuits to a number of issues associated with healthcare operations, including: hospital charges and collection practices for uninsured and indigent patients; cost reporting and billing practices; hospitals with high Medicare outlier payments; recruitment arrangements with physicians; and financial arrangements with referral sources. Further, there are numerous ongoing federal and state investigations regarding multiple issues that have targeted hospital companies as well as their executives and managers. We have substantial Medicare, Medicaid and other governmental billings, which could result in heightened scrutiny of our operations. We continue to monitor these and all other aspects of our business and have developed a compliance program to assist us in gaining comfort that our business practices are consistent with both legal principles and current industry standards. However, because the law in this area is complex and constantly evolving, we cannot assure you that government investigations will not result in interpretations that are inconsistent with industry practices, including ours. In public statements surrounding current investigations, governmental authorities have taken positions on a number of issues, including some for which little official interpretation previously has been available, that appear to be inconsistent with practices that have been common within the industry and that previously have not been challenged in this manner. In some instances, government investigations that have in the past been conducted under the civil provisions of federal law may now be conducted as criminal investigations. Additionally, the federal government has indicated that it plans to expand its use of civil monetary penalties and Medicare program exclusions to focus on those in the healthcare industry who accept kickbacks or present false claims, in addition to the federal government’s continuing efforts to focus on the companies that offer or pay kickbacks. Failure to comply with applicable laws and regulations could subject us to significant regulatory action, including fines, penalties and exclusion from the Medicare and Medicaid programs.

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

The Health Reform Law allocates $350.0 million of additional federal funding over 10 years to fight healthcare fraud, waste and abuse, including $40.0 million for federal fiscal year 2013 and additional increased funding through 2020. In addition, government agencies and their agents, including Medicare Administrative Contractors, may conduct audits of our healthcare operations. Private payors may conduct similar audits, and we also perform internal audits and monitoring.

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

For fiscal 2013, our self-insured retention for professional and general liability coverage remains unchanged at $5.0 million per claim, with an excess aggregate limit of $55.0 million, and maximum coverage under our insurance policies of $75.0 million. Our self-insurance reserves for estimated claims incurred but not yet reported is based upon estimates determined by third-party actuaries. Funding for the self-insured retention of such claims is derived from operating cash flows. We cannot assure you that this insurance will continue to be available at reasonable prices that will allow us to maintain adequate levels of coverage. We also cannot assure you that our cash flow will be adequate to provide for professional and general liability claims in the future.

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

The cost of maintaining our information systems has increased significantly in recent years. Information systems maintenance expense increased $1.6 million to $13.2 million for fiscal year ended September 30, 2012, as compared to the prior year. We expect the trend of increased maintenance costs in this area to continue in the future.

ARRA included approximately $26.0 billion in funding for various healthcare information technology (“IT”) initiatives, including Medicare and Medicaid incentives for eligible hospitals and professionals to adopt and meaningfully use certified EHR technology (“EHR Incentive Programs”). In addition, eligible providers that fail to demonstrate meaningful use of certified EHR technology will be subject to reduced payments from Medicare, beginning in federal fiscal year 2015 for eligible hospitals and calendar year 2015 for eligible professionals. Implementation of the EHR Incentive Programs has been divided into three stages with increasing requirements for participation. Stage 1 requires providers to meet meaningful use objectives specified by CMS, which include electronically capturing health information in structured format, tracking key clinical conditions for coordination of care purposes, implementing clinical decision support tools to facilitate disease and medication management, using EHRs to engage patients and families, and reporting clinical quality measures and public health information. Our hospitals, as well as a number of our physician clinics, have substantially met the Stage 1 requirements in fiscal year 2012. On September 4, 2012, CMS published a final rule that specified the Stage 2 criteria for continued participation in the EHR Incentive Programs. Stage 2 introduces several new meaningful use measures, as well as imposes stricter requirements on certain existing Stage 1 measures. Providers must achieve meaningful use under the Stage 1 criteria before advancing to Stage 2 and are required to meet the criteria for the applicable stage based on their first year of attesting to meaningful use. Our hospitals and physician clinics whose first payment year is 2011 or 2012 are required to meet Stage 2 criteria beginning in 2014. Though we expect to continue to incur certain non-productive and other operating costs, as well as additional investments in hardware and software, we believe our historical investments in advanced clinical and other information systems, as well as quality of care programs, provides a solid platform to build upon for timely compliance with the healthcare IT initiatives and requirements of ARRA.

Employees and Medical Staff

As of September 30, 2012, we had 15,090 employees, including 3,813 part-time employees. We consider our employee relations to be good. We recruit and retain nurses and medical support personnel by creating a desirable, professional work environment, providing competitive wages, benefits and long-term incentives, and providing career development and other training programs. In order to supplement our current employee base, we have expanded our relationship with local colleges and universities, including our sponsorship of nursing scholarship programs, in our markets.

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

Compliance Program

Our compliance program is designed to ensure that we maintain high standards of conduct in the operation of our business and implement policies and procedures so that employees act in compliance with all applicable laws, regulations and company policies. The organizational structure of our compliance program includes a compliance committee of our board of directors, a corporate management compliance committee and local management compliance committees at each of our hospitals. These committees have the oversight responsibility for the effective development and implementation of our program. Our Vice President of Ethics and Business Practices, who reports directly to our Chief Executive Officer and to the compliance committee of our board of directors, serves as Chief Compliance Officer and is charged with direct responsibility for the development and implementation of our compliance program. Other features of our compliance program include the designation of a Regional Compliance Officer for each of our hospitals, periodic ethics and compliance training and effectiveness reviews, and the development and implementation of policies and procedures, including a mechanism for employees to report, without fear of retaliation, any suspected legal or ethical violations.

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

Risks Related to Our Business

Changes In Governmental Healthcare Programs May Reduce Our Revenues.

Governmental healthcare programs, principally Medicare and Medicaid, including managed Medicare and managed Medicaid, accounted for 45.9%, 47.2%, and 47.6% of our hospitals’ net patient revenue for the years ended September 30, 2012, 2011 and 2010, respectively. However, in recent years legislative and regulatory changes have limited, and in some cases reduced, the levels of payments that our hospitals receive for various services under the Medicare, Medicaid and other federal healthcare programs. The Budget Control Act of 2011 (the “BCA”) provides for new spending on program integrity initiatives intended to reduce fraud and abuse under the Medicare program. The BCA requires automatic spending reductions of $1.2 trillion for federal fiscal years 2013 through 2021, minus any deficit reductions enacted by Congress and debt service costs. However, the percentage reduction for Medicare may not be more than 2% for a fiscal year, with a uniform percentage reduction across all Medicare programs. Along with the automatic spending cuts, a series of tax increases will also begin on January 1, 2013, if Congress does not take action. The term “fiscal cliff” has been used to describe the combination of the automatic BCA spending reductions and tax increases taking effect without Congressional action to renew or replace them. The President and Congress are negotiating to avoid the fiscal cliff, but it is possible these negotiations will not succeed or will result only in a temporary compromise. In addition, if Congress does not override the scheduled reductions related to the SGR, as it has every year since 2003 in what is called the “doc fix,” physicians’ Medicare reimbursement would be cut by approximately 27% as of January 1, 2013, If no action is taken, the BCA reductions will occur, the doc fix will expire and we are unable to predict how these spending reductions will be structured or what impact these changes could have on our operations. Further, we could be negatively impacted by any economic downturn related to the fiscal cliff. If a negotiated resolution is reached, we are unable to predict what spending reductions, reforms or other changes to government health programs will be adopted, whether these changes will exceed the BCA and SGR reductions and what impact these changes could have on our operations.

Any government healthcare program reductions, whether resulting from the BCA or from efforts to address the fiscal cliff, will be in addition to reductions mandated by the Health Reform Law, which provides for material reductions in the growth of Medicare program spending, including reductions in Medicare market basket updates and Medicare DSH funding. Further, from time to time, CMS revises the reimbursement systems used to reimburse healthcare providers, including changes to the MS-DRG system and other payment systems, which may result in reduced Medicare payments. In some cases, commercial third-party payors and other payors, such as some state Medicaid programs, rely on all or portions of the Medicare MS-DRG system to determine payment rates, and therefore, adjustments that negatively impact Medicare payments may also negatively impact payments from Medicaid programs or commercial third-party payors and other payors.

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

Our Texas hospitals participate in private supplemental Medicaid reimbursement programs that are structured to expand the community safety net by providing indigent healthcare services and result in additional revenues for participating hospitals. Although CMS approved a Medicaid waiver that allows Texas to continue receiving supplemental Medicaid reimbursement while expanding its managed Medicaid program, we cannot predict whether the Texas private supplemental Medicaid reimbursement programs will continue or guarantee that revenues recognized from the programs will not decrease. Beginning in 2014, the Health Reform Law provides for significant expansion of the Medicaid program. However, in its June 28, 2012 ruling, the U.S. Supreme Court struck down the portion of the Health Reform Law that would have allowed the Department to penalize states that do not implement the Medicaid expansion provisions with the loss of existing federal Medicaid funding. Thus, states may opt not to implement the expansion. We believe that hospital operating margins across the country, including ours, have been and may continue to be under pressure because of limited pricing flexibility and growth in operating expenses in excess of the increase in payments under Medicare and other governmental programs. Current or future healthcare reform efforts, additional changes in laws or regulations regarding government health programs, changes to structure and reimbursement rates of governmental health programs or other changes in the administration of government health programs could have a material, adverse effect on our financial position and results of operations.

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

On June 28, 2012, the U.S. Supreme Court upheld the constitutionality of the Health Reform Law, including the individual mandate. However, the U.S. Supreme Court struck down the portion of the Health Reform Law that would have allowed the Department to penalize states that do not implement the Medicaid expansion provisions with the loss of existing federal Medicaid funding. Thus, states may opt not to implement the expansion. A number of U.S. governors, including those of states in which we operate, have stated that they oppose their state’s participation in the expanded Medicaid program. However, these statements are not legally binding and may be subject to change.

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

The Health Reform Law contains additional provisions intended to promote value-based purchasing. As required by the Health Reform Law, the Department is implementing a value-based purchasing system for hospitals that provides incentive payments to hospitals that meet or exceed certain quality performance standards and that will be funded through decreases in the inpatient prospective payment system market basket updates to all hospitals beginning in federal fiscal year 2013. Further, beginning in federal fiscal year 2013, hospitals with excess readmissions for conditions designated by the Department will receive reduced payments for all inpatient discharges, not just discharges relating to the conditions subject to the excess readmissions standard. The Health Reform Law also prohibits the use of federal funds under the Medicaid program to reimburse providers for medical assistance provided to treat certain healthcare-acquired conditions and other provider-preventable conditions. In addition, Medicare reimbursement will be reduced based on a facility’s HAC rates. Beginning in federal fiscal year 2015, hospitals that fall into the worst 25% of national risk-adjusted HAC rates for all hospitals in the previous year will receive a 1% reduction in their total Medicare payments.

The Health Reform Law changes how healthcare services are covered, delivered, and reimbursed. However, many variables continue to impact the effect of the Health Reform Law, including the law’s complexity, lack of complete implementing regulations and or interpretive guidance, gradual and potentially delayed implementation or possible amendment, as well as the uncertainty as to the extent to which states will choose to participate in the expanded Medicaid program. Because of these many variables, we are unable to predict the net effect on our operations of the expected increases in insured individuals using our facilities, the reductions in government healthcare spending, and numerous other provisions in the Health Reform Law that may affect us. We are unable to predict how providers, payors, employers and other market participants will respond to the various reform provisions because many provisions will not be implemented for several years under the Health Reform Law’s implementation schedule. Further, we are unable to predict the outcome of new or remaining court challenges and the impact of continued legislative efforts to delay implementation of or amend the Health Reform Law.

    Our Net Revenue And Profitability Could Be Adversely Affected By The Loss Of, Or Changes In, Health Choice’s Contract With AHCCCS, A Failure To Control Medical Costs At Health Choice And Other Factors Related To Health Choice.

Effective October 1, 2012, Health Choice extended its contract with AHCCCS for a period of one year, which represents the final renewal period under the current contract. The contract is terminable without cause on 90 days’ written notice or for cause upon written notice if we fail to comply with any term or condition of the contract or fail to take corrective action as required to comply with the terms of the contract. Additionally, AHCCCS can terminate our contract in the event of the unavailability of state or federal funding. If our contract with AHCCCS is terminated, our financial condition, cash flows and results of operations would be adversely affected. We intend to bid for a new contract for future periods. We are in the process of preparing for the AHCCCS bidding process, and we expect to submit our bid in January 2013. We anticipate contracts will be awarded by AHCCCS by the third quarter of our 2013 fiscal year. While we cannot be assured we will be awarded a new contract, we have successfully secured new contracts in the last four bidding cycles. For the years ended September 30, 2012, 2011 and 2010, we derived 20.3%, 27.8% and 31.9%, respectively, of our consolidated net revenue from our contract with AHCCCS.

In response to state budgetary issues in Arizona, AHCCCS has taken steps to control its costs, including cuts in provider reimbursement and capitation premiums, targeted reductions in Medicaid eligible beneficiaries, imposition of a tiered profit sharing plan and the implementation of a risk-based or severity-adjusted payment methodology for all health plans. Capitation rates for each health plan and geographic service area are adjusted annually based on the severity of treatment episodes experienced by each plan’s membership compared to the average over a specified 12 month period. Adjustments are calculated using diagnosis codes and procedural information from medical and pharmacy claims data, in addition to member demographic information. Capitation rates are risk adjusted prospectively before the start of each contract year, and are not adjusted retroactively. Additionally, effective October 1, 2011, AHCCCS has implemented a tiered profit sharing plan, which is administered through an annual reconciliation process with participating managed Medicaid health plans and will effectively limit our net profit margins. If AHCCCS continues to reduce capitation premium rates, implements further eligibility restrictions or makes further alterations to the payment structure of its contracts, our results of operations and cash flows may be adversely affected.

AHCCCS, the state Medicaid agency in Utah, and CMS set the capitated rates we receive at Health Choice which, in turn, subcontracts with physicians, hospitals and other healthcare providers to provide services to its enrollees. If we fail to effectively manage healthcare costs, these costs may exceed the payments we receive. Historically, our medical claims expense as a percentage of premium revenue has fluctuated. Our medical loss ratio for the years ended September 30, 2012, 2011, and 2010, was 83.1%, 84.6% and 87.2%, respectively. Relatively small changes in these medical loss ratios can create significant changes in the profitability of Health Choice. Many factors can cause actual healthcare costs to exceed the capitated rates we receive, including:

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

We have experienced a shift in our patient volumes and revenue from commercial and managed care payors to self-pay and Medicaid, including managed Medicaid. This resulted in pressure on pricing and operating margins from expending the same amount of resources to provide patient care, but for less reimbursement. This shift was reflective of continued high unemployment and the resulting increases in states’ Medicaid rolls and the uninsured population. Given the high rate of unemployment and its impact on the economy, particularly in the markets we serve, we expect the elevated levels in our self-pay payor mix to continue until the U.S. economy experiences an economic recovery that includes job growth and a meaningful decline in unemployment. In addition, implementation of the Health Reform Law could result in some patients terminating their current insurance plans in favor of lower cost Medicaid plans or other insurance coverage with lower reimbursement levels.

We believe the decline in managed care volume and revenue mix is not only indicative of the depressed labor market, but also utilization behavior of the insured population resulting from higher deductible and co-insurance plans implemented by employers, which, in turn, has resulted in the deferral of elective and non-emergent procedures. We may be adversely affected by the growth in patient responsibility accounts as a result of increased adoption of plan structures, including health savings accounts, that shift greater responsibility for care to individuals through greater exclusions and higher co-payment and deductible amounts. Patient responsibility accounts may continue to increase even with expanded health plan coverage as a result of increases in plan exclusions and co-payment and deductible amounts. If we continue to experience a shift in patient volumes, our revenue and results of operations may be adversely affected.

    If We Are Unable To Retain And Negotiate Reasonable Contracts With Managed Care Plans, Our Net Revenue May Be Reduced.

Our ability to obtain reasonable contracts with health maintenance organizations, preferred provider organizations and other managed care plans significantly affects the revenue and operating results of our hospitals. Revenue derived from health maintenance organizations, preferred provider organizations and other managed care plans accounted for 37.3%, 40.2% and 40.2% of our hospitals’ net patient revenue for the years ended September 30, 2012, 2011 and 2010, respectively. Our hospitals have over 400 managed care contracts with no one commercial payor representing more than 10.0% of our net patient revenue. In most cases, we negotiate our managed care contracts annually as they come up for renewal at various times during the year. Further, many of these contracts are terminable by either party on relatively short notice. Our future success will depend, in part, on our ability to retain and renew our managed care contracts and enter into new managed care contracts on terms favorable to us. Other healthcare providers, including some with integrated health systems, provider networks, greater geographic coverage or a wider range of services, may impact our ability to enter into managed care contracts or negotiate increases in our reimbursement and other favorable terms and conditions. For example, some of our competitors may negotiate exclusivity provisions with managed care plans or otherwise restrict the ability of managed care companies to contract with us. In one region in which we operate, the largest healthcare provider organization controls one of the largest payor organizations and operates it primarily as a closed network. The patients enrolled in this integrated health system are largely unavailable to us. In addition, consolidation among managed care companies may reduce our ability to negotiate favorable contracts with such payors. It is not clear what impact, if any, the increased obligations on managed care and other payors imposed by the Health Reform Law will have on our ability to negotiate reimbursement increases. If we are unable to retain and negotiate favorable contracts with managed care plans or experience reductions in payment increases or amounts received from non-governmental payors, our revenues may be reduced.

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

While the Health Reform Law will decrease over time the number of uninsured individuals through expanding Medicaid and incentivizing employers to offer, and requiring individuals to carry, health insurance or be subject to penalties, these provisions generally will not become effective until January 1, 2014. Further, the extent to which individual states will participate in the Health Reform Law’s expanded Medicaid program is unclear following the U.S. Supreme Court’s ruling that the federal government cannot eliminate or reduce existing Medicaid funding if states opt out of the law’s Medicaid expansion. A number of state governors, including those of Texas, Florida and Louisiana, have stated that they oppose their state’s participation in the expanded Medicaid program.

It is difficult to predict the full impact of the Health Reform Law due to the law’s complexity, lack of implementing regulations or interpretive guidance, gradual and potentially delayed implementation or possible amendment of the law and uncertainty surrounding state participation in the law’s expanded Medicaid program, as well as our inability to foresee how individuals and businesses will respond to the choices afforded them under the law. We may continue to provide charity care to those who choose not to comply with the insurance requirements and undocumented aliens who are not permitted to enroll in a health insurance exchange or government healthcare programs.

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

    If Controls Imposed By Medicare And Third-Party Payers To Reduce Admissions And Length Of Stay Affect Our Inpatient Volume, Our Financial Condition Or Results Of Operations Could Be Adversely Affected

Controls imposed by Medicare and commercial third-party payers designed to reduce admissions and lengths of stay, commonly referred to as “utilization reviews,” have affected and are expected to continue to affect our facilities. Utilization review entails the review of the admission and course of treatment of a patient by managed care plans. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively affected by payer-required preadmission authorization and utilization review and by payer pressures to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. Efforts to impose more stringent cost controls are expected to continue. For example, the Health Reform Law potentially expands the use of prepayment review by Medicare contractors by eliminating statutory restrictions on their use.

There has been increased scrutiny of a hospital’s “Medicare Observation Rate” from government enforcement agencies and industry observers. A low rate may raise suspicions that a hospital is inappropriately admitting patients that could be cared for in an observation setting. The industry may be subject to increased scrutiny and litigation risk, including government investigations and qui tam suits, related to inpatient admission decisions and the Medicare Observation Rate.

    If We Are Unable To Attract And Retain Quality Medical Professionals, Our Financial Condition Or Results Of Operations Could Be Adversely Affected.

The success of our hospitals depends on the following factors, among others:

•	the number and quality of the physicians on the medical staffs of our hospitals;

•	the referral patterns of those physicians; and

•	our maintenance of good relations with those physicians.

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

We also compete with other healthcare providers in recruiting and retaining qualified management and staff to run the day-to-day operations of our hospitals, including nurses, technicians and other non-physician healthcare professionals. Our failure to recruit and retain such management personnel and skilled professionals could adversely affect our financial condition and results of operations.

    Our Hospitals Face Competition From Other Hospitals And Healthcare Providers That Could Impact Patient Volume.

In general, the hospital industry is highly competitive. Our hospitals face competition for patients from other hospitals in our markets, large vertically integrated providers, large tertiary care centers and outpatient service providers that provide similar services to those provided by our hospitals. All of our facilities are located in geographic areas in which at least one other hospital provides services comparable to those offered by our hospitals. Some of the hospitals that compete with ours are owned by governmental agencies or not-for-profit corporations supported by endowments and charitable contributions and can finance capital expenditures and operations on a tax-exempt basis. In addition, the number of freestanding specialty hospitals, outpatient surgery centers and outpatient diagnostic centers has increased significantly in the areas in which we operate. Some of our competitors also have greater geographic coverage, offer a wider range of services or invest more capital or other resources than we do. In addition, competitors that operate non-hospital facilities or hospitals not owned by physicians are not subject to the same federal restrictions on expansion as our physician-owned hospitals. If our competitors are unable to achieve greater geographic coverage, improve access and convenience to physicians and patients, recruit physicians to provide competing services at their facilities, expand or improve their services or obtain more favorable managed care contracts, we may experience a decline in patient volume.

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

The healthcare industry, including our company, is required to comply with extensive and complex laws and regulations at the federal, state and local government levels relating to, among other things:

•	billing and coding for services and proper handling of overpayments;

•	classification of level of care provided, including proper classification of inpatient admissions, observation status and outpatient care;

•	relationships with physicians and other referral sources;

•	necessity and adequacy of medical care;

•	quality of medical equipment and services;

•	qualifications of medical and support personnel;

•	confidentiality, maintenance, data breach, identity theft and security issues associated with health related and personal information and medical records;

•	screening, stabilization and transfer of individuals who have emergency medical conditions;

•	licensure and certification;

•	hospital rate or budget review;

•	preparation and filing of cost reports;

•	activities regarding competitors;

•	operating policies and procedures;

•	addition of facilities and services;

•	provider-based reimbursement, including complying with requirements allowing multiple locations of a hospital to be billed under the hospital’s Medicare provider number;

•	incentive payments for the adoption and meaningful use of certified EHR technology; and

•	disclosures to patients, including disclosure of any physician ownership in a hospital.

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

    The Health Reform Law Imposes Significant Restrictions On Hospitals That Have Physician Owners, Including Our Hospitals That Have Physician Owners.

Some of our hospitals have physician ownership pursuant to an exception to the Stark Law known as the “whole hospital exception.” However, the Health Reform Law significantly narrows the Stark Law’s whole hospital exception to apply only to hospitals that had physician ownership in place as of March 23, 2010, and a Medicare provider agreement effective as of December 31, 2010. On November 2, 2010, CMS issued a final rule implementing certain provisions of the amended whole hospital exception. While the amended whole hospital exception grandfathers certain existing physician-owned hospitals, including ours, it generally prohibits a grandfathered hospital from increasing its percentage of physician ownership beyond the aggregate level that was in place as of March 23, 2010. Subject to limited exceptions, a grandfathered physician-owned hospital may not increase its aggregate number of operating rooms, procedure rooms, and beds for which it is licensed beyond the number as of March 23, 2010. A grandfathered physician-owned hospital must comply with a number of additional requirements, including not conditioning any physician ownership directly or indirectly on the owner making or influencing referrals, not offering any ownership interests to physician owners on more favorable terms than those offered to non-physicians and not providing any guarantee to physician owners to purchase other business interests related to the hospital. Further, a grandfathered hospital cannot have been converted from an ASC to a hospital.

The whole hospital exception, as amended, also contains additional disclosure requirements. For example, a grandfathered physician-owned hospital will be required to submit an annual report to the Department listing each investor in the hospital, including all physician owners. In addition, grandfathered physician-owned hospitals must have procedures in place that require each referring physician owner to disclose to patients, with enough notice for the patient to make a meaningful decision regarding receipt of care, the physician’s ownership interest and, if applicable, any ownership interest held by the treating physician. A grandfathered physician-owned hospital also must disclose on its website and in any public advertising the fact that it has physician ownership. The Health Reform Law requires the Department to audit grandfathered physician-owned hospitals’ compliance with these requirements.

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

We engage in many of these and other activities that could be the subject of governmental investigations or inquiries from time to time. For example, we have significant Medicare and Medicaid billings, we have numerous financial arrangements with physicians who are referral sources to our hospitals and we have nine hospitals as of September 30, 2012, that have physician investors. In addition, our executives and managers, many of whom have worked at other healthcare companies that are or may become the subject of federal and state investigations and private litigation, may be included in governmental investigations or named as defendants in private litigation. Any additional investigations of us, our executives or our managers could result in significant liabilities or penalties to us, as well as adverse publicity.

In addition, governmental agencies and their agents, such as the Medicare Administrative Contractors, fiscal intermediaries and carriers, as well as the OIG, CMS and state Medicaid programs, conduct audits of our healthcare operations. Private payors may conduct similar audits, and we also perform internal audits and monitoring. Depending on the nature of the conduct found in such audits and whether the underlying conduct could be considered systemic, the resolution of these audits could have a material, adverse effect on our financial position, results of operations and cash flows.

CMS has implemented a nationwide RAC program pursuant to which it engages private contractors to conduct post-payment reviews to detect and correct improper payments in the Medicare program. The contractors receive a contingency fee based on the amount of corrected, improper payments. The Health Reform Law expanded the RAC program’s scope to include other Medicare programs, including managed Medicare, effective December 31, 2010. In addition, CMS has announced a pre-payment demonstration project that will allow RACs to review claims before they are paid to ensure that the provider complied with all Medicare payment rules. Under the demonstration project, RACs conduct prepayment reviews on certain types of claims that historically result in high rates of improper payments, beginning with those involving short stay inpatient hospital services. These reviews will focus on seven states (Florida, California, Michigan, Texas, New York, Louisiana and Illinois) with high populations of fraud and error-prone providers and four states (Pennsylvania, Ohio, North Carolina, and Missouri) with high claims volumes of short inpatient hospital stays. The demonstration project began on August 27, 2012 and will run for a three year period.

In addition, through DEFRA, Congress has expanded the federal government’s involvement in fighting fraud, waste and abuse in the Medicaid program by creating the Medicaid Integrity Program. Under this program, CMS engages private contractors, referred to as MICs, to perform post-payment audits of Medicaid claims and identify overpayments. In addition, the Health Reform Law expanded the RAC program’s scope to include Medicaid claims. In addition to MICs and RACs, several other contractors and state Medicaid agencies have increased their review activities.

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

If we are unable to use these systems effectively or if vendors failed to maintain these information systems, we may experience delays in collection of net revenue and may not be able to properly manage our operations or oversee compliance with laws or regulations.

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

At September 30, 2012, our 19 acute care hospital facilities and one behavioral health hospital facility were located in various regions across the country. In addition, Health Choice operates primarily in Phoenix, Arizona. For the fiscal year ended September 30, 2012, our net revenue was generated in the following geographic areas:

Salt Lake City, Utah	18.1%
Phoenix, Arizona (excluding Health Choice)	12.8%
Five cities in Texas, including Houston and San Antonio	29.0%
Tampa-St. Petersburg, Florida	8.2%
Other	9.5%
Health Choice	22.4%

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

The volatility of professional liability insurance and, in some cases, the lack of availability of such insurance coverage for physicians with privileges at our hospitals increases our risk of vicarious liability in cases where both our hospital and the uninsured or underinsured physician are named as co-defendants. As a result, we are subject to greater self-insured risk and may be required to fund claims out of our operating cash flow to a greater extent than currently required. We cannot assure you that we will be able to continue to obtain insurance coverage in the future or that such insurance coverage, if it is available, will be available on acceptable terms.

As of September 30, 2012, our self-insured retention for professional and general liability coverage is $5.0 million per claim, with an excess aggregate limit of $55.0 million, and maximum coverage under our insurance policies is $75.0 million.

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

To our knowledge, we have not been and are not currently the subject of any investigations relating to noncompliance with environmental laws and regulations. We maintain insurance coverage for third-party liability related to the storage tanks located at our facilities in the amount of $2.0 million per claim and $15.0 million in the aggregate.

    If The Fair Value Of Our Reporting Units Declines, A Material Non-Cash Charge To Earnings From An Impairment Of Our Goodwill May Result.

At September 30, 2012, we had $818.4 million of goodwill recorded in our consolidated financial statements. We expect to recover the carrying value of this goodwill through our future cash flows.

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

We have outstanding $850.0 million in aggregate principal amount of 8.375% senior notes due 2019 (the “Senior Notes”), which mature on May 15, 2019. We have also entered into our senior secured credit facilities, which include (1) amounts outstanding under our senior secured term loan of $1,009.6 million, maturing May 2018 and (2) a senior secured revolving credit facility of $300.0 million with a five-year maturity, of which up to $150.0 million may be utilized for the issuance of letters of credit (together, the “Senior Secured Credit Facilities”). Our ability to borrow funds under our revolving credit facility is subject to the financial viability of the participating financial institutions. If any of our creditors were to suffer financial difficulties, or if the credit markets were to deteriorate, our ability to access available funds under our revolving credit facility could be limited.

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

    Our Substantial Indebtedness Could Adversely Affect Our Financial Flexibility And Our Competitive Position.

We have a significant amount of indebtedness. As of September 30, 2012, we had $1,875.6 million of indebtedness outstanding, in addition to availability under the revolving portion of our Senior Secured Credit Facilities. Our substantial amount of indebtedness could have significant consequences on our financial condition and results of operations. For example, it could:

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

    We, Including Our Subsidiaries, Have The Ability To Incur Substantially More Indebtedness, Including Senior Secured Indebtedness.

Subject to the restrictions in our Senior Secured Credit Facilities and the indenture governing the Senior Notes, we, including our subsidiaries, may incur significant additional indebtedness. As of September 30, 2012,

•	we had $850.0 million of senior unsecured indebtedness under the notes;

•	we had $1,009.6 million of senior secured debt outstanding under our Senior Secured Credit Facilities;

•

subject to compliance with customary conditions, we had available to us $220.7 million (after consideration of outstanding letters of credit totaling $79.3 million under our revolving credit facility) under the revolving portion of our Senior Secured Credit Facilities, which, if borrowed, would be senior secured indebtedness; and

•

subject to our compliance with certain covenants and other conditions, including a senior secured leverage ratio, we had the option to request to borrow an unlimited amount of incremental term loans or increase our revolving credit commitments up to $375.0 million, which, if borrowed, would be senior secured indebtedness.

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

In November 2010, the DOJ sent a letter to IAS requesting a 12-month tolling agreement in connection with an investigation into Medicare claims submitted by our hospitals in connection with the implantation of implantable cardioverter defibrillators (“ICDs”) during the period 2003 to the present. At that time, neither the precise number of procedures, number of claims, nor the hospitals involved were identified by the DOJ. We understand that the government is conducting a national initiative with respect to ICD procedures involving a number of healthcare providers and is seeking information in order to determine if ICD implantation procedures were performed in accordance with Medicare coverage requirements. On January 11, 2011, IAS entered into the tolling agreement with the DOJ and, subsequently, the DOJ has provided IAS with a list of 194 procedures involving ICDs at 14 hospitals which are the subject of further medical necessity review by the DOJ. IAS is cooperating fully with the government and, to date, the DOJ has not asserted any claim against our hospitals. At present, legal counsel and clinical experts for IAS believe that 125 of the procedures reviewed either meet Medicare coverage requirements or have been removed from the survey by refinement of DOJ instructions. The remaining 69 procedures are still in the process of being reviewed and further discussion of all procedures is expected to be conducted with the DOJ during fiscal year 2013. To allow additional time for completion of this ongoing review, the government proposed in November 2012, and IASIS agreed, to extend the tolling agreement for an additional six months.

Item 4.	Mine Safety Disclosures.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no established public trading market for our common interests. At September 30, 2012, all of our common interests were owned by IASIS Healthcare Corporation, a Delaware corporation, referred to as IAS.

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” included elsewhere in this report for information regarding our equity compensation plans.

Item 6.	Selected Financial Data.

The following table presents selected historical financial data for the fiscal years ended September 30, 2012, 2011, 2010, 2009 and 2008, and was derived from our consolidated financial statements.

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

	Year Ended September 30,
	2012	2011	2010	2009	2008
Statement of Operations Data
Net revenue	$2,535,615	$2,536,433	$2,325,372	$2,170,990	$1,904,899
Costs and expenses
Salaries and benefits	938,471	818,742	686,303	660,921	632,109
Supplies	342,039	316,277	266,545	250,573	231,259
Medical claims	466,125	630,203	678,651	592,760	452,055
Other operating expenses	470,733	431,070	363,916	325,735	283,123
Medicare and Medicaid EHR incentives	(23,213)	(9,042)	—	—	—
Rentals and leases	49,370	46,211	39,955	39,127	36,633
Interest expense, net	138,054	96,084	66,810	67,890	75,665
Depreciation and amortization	114,358	104,241	96,106	97,462	96,741
Management fees	5,000	5,000	5,000	5,000	5,000
Impairment of goodwill	—	—	—	64,639	—
Hurricane-related property damage	—	—	—	938	3,589
Loss on extinguishment of debt	—	23,075	—	—	—

Total costs and expenses	2,500,937	2,461,861	2,203,286	2,105,045	1,816,174

Earnings from continuing operations before gain (loss) on disposal of assets and income taxes	34,678	74,572	122,086	65,945	88,725
Gain (loss) on disposal of assets, net	2,406	102	108	1,465	(75)
Earnings from continuing operations before income taxes	37,084	74,674	122,194	67,410	88,650
Income tax expense	5,833	27,374	44,715	27,576	35,325

Net earnings from continuing operations	31,251	47,300	77,479	39,834	53,325
Earnings (loss) from discontinued operations, net of income taxes	337	(5,601)	(1,087)	(176)	(11,275)

Net earnings	31,588	41,699	76,392	39,658	42,050
Net earnings attributable to non-controlling interests	(8,712)	(10,338)	(9,925)	(11,568)	(5,736)

Net earnings attributable to IASIS Healthcare LLC	$22,876	$31,361	$66,467	$28,090	$36,314

	Year Ended September 30,
	2012	2011	2010	2009	2008
Balance Sheet Data
Cash and cash equivalents	$48,882	$147,327	$144,511	$206,528	$80,738
Total assets	$2,681,616	$2,679,777	$2,353,194	$2,357,204	$2,308,147
Long-term debt and capital lease obligations (including current portion)	$1,866,494	$1,878,769	$1,051,578	$1,059,837	$1,114,622
Member’s equity	$141,589	$118,000	$702,135	$750,932	$714,507

Selected Operating Data

The following table sets forth certain unaudited operating data for each of the periods presented.

	Year Ended September 30,
	2012	2011	2010
Acute Care
Number of acute care hospital facilities at end of period (1)	19	18	15
Licensed beds at end of period	4,461	4,365	3,185
Average length of stay (days) (2)	5.0	4.9	4.8
Occupancy rates (average beds in service)	49.2%	48.4%	46.6%
Admissions (3)	126,640	115,837	101,798
Adjusted admissions (4)	215,305	195,999	168,419
Patient days (5)	630,878	564,651	489,274
Adjusted patient days (4)	1,072,576	955,402	809,477
Net patient revenue per adjusted admission	$8,733	$8,626	$8,674
Outpatient revenue as a % of gross patient revenue	41.2%	40.9%	39.6%

Health Choice
Medicaid covered lives	174,713	191,425	194,095
Dual-eligible lives (6)	4,093	4,240	4,298
Medical loss ratio (7)	83.1%	84.6%	87.2%

(1)	Excludes St. Luke’s Behavioral Hospital.
(2)	Represents the average number of days that a patient stayed in our hospitals.
(3)	Represents the total number of patients admitted to our hospitals for stays in excess of 23 hours. Management and investors use this number as a general measure of inpatient volume.
(4)	Adjusted admissions and adjusted patient days are general measures of combined inpatient and outpatient volume. We compute adjusted admissions/patient days by multiplying admissions/patient days by gross patient revenue and then dividing that number by gross inpatient revenue.
(5)	Represents the number of days our beds were occupied by inpatients over the period.
(6)	Represents members eligible for Medicare and Medicaid benefits under Health Choice’s contract with CMS to provide coverage as a MAPD SNP.
(7)	Represents medical claims expense as a percentage of premium revenue, including claims paid to our hospitals.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Data for the fiscal years ended September 30, 2012, 2011 and 2010, has been derived from our audited consolidated financial statements. References herein to “we,” “us,” “our” and “our company” are to IASIS Healthcare LLC and its subsidiaries, unless indicated otherwise.

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

EXECUTIVE OVERVIEW

We are a leading provider of high quality, affordable healthcare services primarily in high-growth urban and suburban markets. As of September 30, 2012, we owned or leased 19 acute care hospital facilities and one behavioral health hospital facility with a total of 4,461 licensed beds, several outpatient service facilities and more than 160 physician clinics. We operate our hospitals with a strong community focus by offering and developing healthcare services targeted to the needs of the markets we serve, promoting strong relationships with physicians and working with local managed care plans. We operate in various regions, including:

•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	Tampa-St. Petersburg, Florida;

•	five cities in Texas, including Houston and San Antonio; and

•	West Monroe, Louisiana.

We also own and operate Health Choice, a Medicaid and Medicare managed health plan headquartered in Phoenix, Arizona, that serves more than 178,000 members in Arizona and Utah.

During August 2012, we entered into a wide-ranging partnership with Aurora, which includes the formation of a development joint venture, Aurora IASIS Health Partners, to pursue healthcare acquisitions, new construction and development of clinical services. The initial focus of the partnership will be on Aurora’s existing markets in Wisconsin and northern Illinois. Headquartered in Milwaukee, Wisconsin, Aurora is one of the nation’s largest integrated not-for-profit systems. We believe this joint venture creates new development and affiliation opportunities for us, supporting the strategic growth initiatives of both systems and allowing each to leverage the other’s operational and clinical expertise.

Aurora IASIS Health Partners is developing a cancer care center in Kenosha, Wisconsin, which is located in close proximity to Aurora Medical Center-Kenosha. The 11,000 square foot facility will expand patient access to outpatient radiological oncology services in southeastern Wisconsin and northern Illinois.

In June 2012, we announced that $115.2 million in cash remains on the balance sheet of our sole owner and parent company, IAS, to be used by us to fund potential acquisitions and development projects, and for general corporate purposes. IAS had received $230.0 million in connection with the refinancing of our indebtedness in May 2011 and used $115.0 million of such cash in June 2012, to redeem all of its remaining issued and outstanding Series A Cumulative Convertible Preferred Stock and to pay a dividend to its common stockholders. The combination of our capital, along with that of IAS, and access to other sources of funding, continues to provide a platform for our future growth through acquisitions and other development projects.

On April 5, 2012, a settlement agreement (“Rural Floor Settlement”) was signed between CMS and a large number of healthcare service providers, including our hospitals. The Rural Floor Settlement is intended to resolve all claims that have been brought or could have been brought relating to CMS’ calculation of the rural floor budget neutrality adjustment that was created by the Balanced Budget Act of 1997 for federal fiscal year 1998 through and including federal fiscal year 2011. As a result of the Rural Floor Settlement, we recognized $15.4 million of additional acute care revenue and $4.1 million of related legal and consulting fees, which are included in other operating expenses, for the year ended September 30, 2012. Also included in acute care revenue for the year ended September 30, 2012, are unfavorable adjustments totaling $4.3 million related to the newly issued Supplemental Security Income (“SSI”) ratios utilized for calculating Medicare DSH reimbursement for federal fiscal years 2006 through 2009.

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

The Impact of Health Reform

The Health Reform Law changes how healthcare services are covered, delivered, and reimbursed. The law expands coverage of previously uninsured individuals, largely through expansion of Medicaid coverage and establishment of Exchanges where individuals may purchase coverage. The Health Reform Law also contains an “individual mandate” that imposes financial penalties on individuals who fail to carry insurance coverage and employers that do not provide health insurance coverage. In addition, the Health Reform Law reforms certain aspects of health insurance, reduces government reimbursement rates, expands existing efforts to tie Medicare and Medicaid payments to performance and quality, places restrictions on physician-owned hospitals and contains provisions intended to strengthen fraud and abuse enforcement.

On June 28, 2012, the U.S. Supreme Court upheld the constitutionality of the individual mandate provisions of the Health Reform Law, but struck down provisions that would have allowed the Department to penalize states that do not implement the Medicaid expansion provisions of the law with the loss of existing federal Medicaid funding. As a result, states may choose not to implement the Medicaid expansion provisions of the Health Reform Law without losing existing funding. A number of U.S. governors, including those of states in which we operate, have stated that they will oppose their state’s participation in the expanded Medicaid program. However, these statements are not legally binding and may be subject to change.

Because of the many variables involved, including the law’s complexity, the lack of implementing regulations or interpretive guidance, gradual and potentially delayed implementation and possible amendment, the impact of the Health Reform Law, including how individuals and businesses will respond to the new choices and obligations under the law, is not yet fully known. We believe, however, that trends toward pay-for-performance reimbursement models focused on quality, cost control and clinically integrated healthcare delivery, which are encouraged by the Health Reform Law, are taking hold among private health insurers and will continue to do so.

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

State Medicaid Budgets

The states in which we operate have experienced budget constraints as a result of increased costs and lower than expected tax collections. Many states have experienced or project near term shortfalls in their budgets, and economic conditions may increase these budget pressures. Health and human services programs, including Medicaid and similar programs, represent a significant portion of state budgets. The states in which we operate, including Texas and Arizona, continue to respond to these budget concerns, by decreasing funding for Medicaid and other healthcare programs or making structural changes that have resulted in a reduction in hospital reimbursement. In addition, many states are seeking waivers from CMS in order to implement or expand managed Medicaid programs. For example, Florida legislation has established a goal of statewide implementation of Medicaid managed care. In December 2011, CMS approved, with certain stipulations, a two-year extension of Florida’s five-county Medicaid managed care pilot program. In addition, another waiver request, which would have allowed Florida to expand its Medicaid managed care program statewide, was partially denied by CMS. A portion of that request that could lead to a statewide expansion is pending. The Texas legislature and the THHSC have recommended expanding Medicaid managed care enrollment in the state. In December 2011, CMS approved a five-year Medicaid waiver that allows Texas to expand its Medicaid managed care program while preserving hospital funding, provides incentive payments for healthcare improvements and directs more funding to hospitals that serve large numbers of uninsured patients.

Effective September 1, 2011, the THHSC implemented a statewide acute care hospital inpatient Standard Dollar Amount (“SDA”) rate, along with an 8% reduction in Medicaid hospital outpatient reimbursement. The THHSC also rebased all MS-DRG relative weights concurrent with this SDA rate change. The new statewide SDA rate includes certain add-on adjustments for geographic wage-index, indirect medical education and trauma services. However, the new statewide SDA rate does not include add-on adjustments for higher acuity services, such as neonatal and other women’s services, which are utilized by a majority of the Medicaid patients we serve at our Texas hospitals.

In April 2012, the THHSC released proposed rules to change the Texas Medicaid Disproportionate Share Hospital (“Texas Medicaid DSH”) methodology. While changes to the Texas Medicaid DSH methodology have been proposed, details regarding its computation and funding for the state’s upcoming fiscal year have not yet been identified. Because deliberations regarding the Texas Medicaid DSH program are ongoing, we are unable to estimate the financial impact, if any, of proposed program changes may have on our result of operations. During the fiscal year 2012, we recognized $24.7 million in Texas Medicaid DSH revenues.

In April 2011, the state of Arizona reduced funding for Medicaid through the elimination of Medicaid coverage for some services and a rate cut of up to 5% for all Medicaid providers. The state of Arizona then enacted an additional 5% cut to provider reimbursement effective October 1, 2011, and implemented a plan to reduce approximately 120,000 eligible Medicaid beneficiaries, which represents approximately 9.5% of the total Medicaid population in the state and includes approximately 105,000 childless adults, both of which were approved by CMS. Additionally, AHCCCS implemented a tiered profit sharing plan, which is administered through an annual reconciliation process with participating managed Medicaid health plans and has effectively limited Health Choice’s net profit margins. If additional Medicaid spending cuts or other program changes are implemented in the future in Arizona or other states in which we operate, our revenue and earnings could be significantly impacted.

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

The Health Reform Law requires the Department to implement a value-based purchasing program for inpatient hospital services. Beginning in federal fiscal year 2013, the Department will reduce inpatient hospital payments for all discharges by a percentage specified by statute and pool the total amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards established by the Department. In addition, the Health Reform Law contains a number of other provisions that further tie reimbursement to quality and efficiency. For example, hospitals that have “excess readmissions” for specified conditions will receive reduced reimbursement. Medicare also no longer pays hospitals additional amounts for the treatment of certain hospital-acquired conditions, also known as HACs, unless the conditions were present at admission. Further, beginning in federal fiscal year 2015, hospitals that rank in the worst 25% of all hospitals nationally for HACs in the previous year will receive reduced Medicare reimbursements. The Health Reform Law also prohibits the use of federal funds under the Medicaid program to reimburse providers for treating certain provider-preventable conditions.

In addition, managed care organizations are implementing programs that condition payment on performance against specified measures. The quality measurement criteria used by managed care and commercial payors may be similar to or even more stringent than Medicare requirements.

We expect these trends towards value-based purchasing of healthcare services by Medicare and other payors to continue. Because of these trends, if we are unable to meet or exceed quality of care standards in our facilities, our operating results could be significantly impacted in the future.

Physician Alignment and Clinical Integration

In an effort to meet community needs and address coverage issues, we continue to seek alignment with physicians through various recruitment and employment strategies, as well as alternative means of alignment such as our formation of provider networks in certain markets. Our ability to attract and retain skilled physicians to our hospitals is critical to our success and is affected by the quality of care at our hospitals. We believe intense efforts focusing on quality of care will enhance our ability to recruit and retain the skilled physicians necessary to make our hospitals successful. Furthermore, we believe that physician alignment promotes clinical integration, enhancing quality of care and making us more efficient and competitive in a healthcare environment trending toward value-based purchasing and pay-for-performance.

We experience certain risks associated with the integration of medical staffs at our hospitals. As we continue to focus on our physician employment strategy, we face significant competition for skilled physicians in certain of our markets as more hospital providers adopt a physician staffing model approach, coupled with a general shortage of physicians across most specialties. This increased competition has resulted in efforts by managed care organizations to align with certain provider networks in the markets in which we operate. While we expect that employing physicians should provide relief on cost pressures associated with on-call coverage and other professional fees, we anticipate incurring additional labor and other start-up related costs as we continue the integration of employed physicians and their related support staff. In certain markets, we have formed provider networks that include both employed and non-affiliated physicians, providing the infrastructure through which we are able to contract more efficiently with commercial payors, position ourselves for value based reimbursement and promote clinical integration.

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

Uncompensated Care

Like others in the hospital industry, we continue to experience high levels of uncompensated care, including discounts to the uninsured, bad debts and charity care. These elevated levels are driven by the number of uninsured and under-insured patients seeking care at our hospitals, particularly in Arizona where the state has taken measures to reduce its Medicaid enrollment. During the year ended September 30, 2012, our self-pay admissions represented 7.7% of our total admissions, compared to 6.7% in the prior year. The cost of our uncompensated care is also impacted by the higher acuity levels at which these patients are presenting for treatment, which is primarily resulting from economic pressures and their related decisions to defer care. In addition, as a result of high unemployment and its continued impact on the economy, we believe that our hospitals may continue to experience high levels of or possibly growth in the level of uncompensated care they provide. During the year ended September 30, 2012, our uncompensated care as a percentage of acute care revenue was 21.5%, compared to 18.8% in the prior year.

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

We anticipate that if we experience further growth in uninsured volume and revenue over the near-term, including increased acuity levels and continued increases in co-payments and deductibles for insured patients, our uncompensated care may increase and our results of operations could be adversely affected.

The percentages of our insured and uninsured net hospital receivables are summarized as follows:

	September 30, 2012	September 30, 2011
Insured receivables	72.5%	86.4%
Uninsured receivables	27.5%	13.6%

Total	100.0%	100.0%

The percentages of hospital receivables in summarized aging categories are as follows:

	September 30, 2012	September 30, 2011
0 to 90 days	63.4%	68.1%
91 to 180 days	19.2%	19.3%
Over 180 days	17.4%	12.6%

Total	100.0%	100.0%

We have experienced growth in our uninsured gross hospital receivables, including balances over 180 days. These increases are primarily attributable to the growth in our uninsured volumes and revenue, including the impact of a mandate by the state of Arizona to reduce its Medicaid enrollees, which has resulted in an increase in uninsured receivables.

Revenue and Volume Trends

Net revenue for the year ended September 30, 2012, decreased $0.8 million compared to the prior year. Net revenue is comprised of acute care revenue, which is recorded net of the provision for bad debts as required by newly adopted authoritative accounting guidance, and premium revenue. Acute care revenue, which includes the impact of the St. Joseph acquisition effective May 1, 2011, contributed $187.3 million to the increase in net revenue for the year ended September 30, 2012, compared to the prior year, while premium revenue at Health Choice declined $188.2 million compared to the prior year.

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

Certain of our acute care hospitals receive supplemental Medicaid reimbursement, including reimbursement from programs for participating private hospitals that enter into indigent care affiliation agreements with public hospitals or county governments in the state of Texas. Under the CMS-approved programs, affiliated hospitals, including our Texas hospitals, have expanded the community healthcare safety net by providing indigent healthcare services. Participation in indigent care affiliation agreements by our Texas hospitals has resulted in additional acute care revenue by virtue of the hospitals’ entitlement to supplemental Medicaid inpatient reimbursement. Revenue recognized under these Texas private supplemental Medicaid reimbursement programs for the year ended September 30, 2012, was $87.5 million, compared to $82.9 million in the prior year. The Texas private supplemental Medicaid reimbursement programs are currently being reviewed by the THHSC, which, on December 12, 2011, received CMS approval of a five-year waiver allowing Texas to continue receiving supplemental Medicaid reimbursement while expanding its Medicaid managed care program. Under the Medicaid waiver, funds will be distributed to participating hospitals based upon both the costs associated with providing care to individuals without third party coverage and the investment made to support coordinating care and quality improvements that transform the local communities care delivery systems. The responsibility to coordinate and develop plans that address the concerns of the local delivery care systems, including improved access, quality, cost effectiveness and coordination will be controlled primarily by government-owned public hospitals that serve the surrounding geographic areas. Due to the complexities associated with implementation of the waiver’s underlying rules and regulations and the nature of ongoing deliberations with advocacy groups and public hospitals, we are unable to estimate the impact, if any, this will have on our revenue and earnings.

ARRA provides for Medicare and Medicaid incentives that began in calendar year 2011 for eligible hospitals and professionals that implement certified EHR technology and adopt the related meaningful use requirements. We recognize income related to the Medicare or Medicaid incentive payments as we are able to satisfy all appropriate contingencies, which includes completing attestations as to our eligible hospitals adopting, implementing or demonstrating meaningful use of certified EHR technology, and additionally for Medicare incentive payments, deferring income until the related Medicare fiscal year has passed and cost report information used to determine the final amount of reimbursement is known. Included in our audited consolidated statements of operations for the years ended September 30, 2012 and 2011, is $23.2 million and $9.0 million, respectively, of operating income related to Medicare and Medicaid EHR incentives. We have incurred and will continue to incur both capital costs and operating expenses in order to implement our certified EHR technology and meet meaningful use requirements. These costs and expenses are projected to continue during all stages of our certified EHR technology and meaningful use implementation. As a result, the timing of the expense recognition will not correlate with the receipt of the incentive payments or the recognition of operating income.

Admissions increased 9.3% for the year ended September 30, 2012, compared to the prior year. Adjusted admissions increased 9.9% for the year ended September 30, 2012, compared to the prior year. On a same-facility basis, admissions increased 1.3% for the year ended September 30, 2012, while adjusted admissions increased 2.9% for the year ended September 30, 2012, each compared to the prior year. On a same-facility basis, our volume has benefited from our physician alignment strategies, investment in outpatient access points of care and growth in sub-acute service lines, which includes an increase in psychiatric services of 8.0% for the year ended September 30, 2012, compared to the prior year. These improvements continue to be negatively impacted, in part, by an overall industry-wide decline in obstetric related services, a light influenza season, high unemployment and patient decisions to defer or cancel elective procedures, general primary care and other non-emergent healthcare procedures until their conditions become more acute. The deferral of non-emergent procedures has been facilitated by the current economic environment and an increase in the number of high deductible employer-sponsored health plans, which ultimately shifts more of the medical cost responsibility onto the patient.

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

The following table provides the sources of our hospitals’ net patient revenue before the provision for bad debts by payor:

	Year Ended September 30,
	2012	2011	2010
Medicare	22.1%	24.6%	23.4%
Managed Medicare	9.1	7.9	8.5
Medicaid and managed Medicaid	14.7	14.7	15.7
Managed care	37.3	40.2	40.2
Self-pay	16.8	12.6	12.2

Total	100.0%	100.0%	100.0%

The increase in our self-pay revenue as a percentage of the total is the result of growth in our uninsured volumes and revenue, which have increased for the year ended September 30, 2012, compared to the prior years. This has been significantly impacted by the efforts of the state of Arizona to reduce its Medicaid enrollees.

Net patient revenue per adjusted admission, which includes the impact of the provision for bad debts, increased 1.2% for the year ended September 30, 2012, compared to the prior year. On a same-facility basis, net patient revenue per adjusted admission increased 1.8% for the year ended September 30, 2012, compared to the prior year. Our pricing metrics for the year ended September 30, 2012, continue to benefit from rate increases from our managed care payors. However, our overall pricing has been negatively affected by the impact of high unemployment and other industry pressures, which has resulted in increased bad debts, reductions in Medicaid funding as states address their budgeting issues by implementing rate cuts on providers and reductions in Medicaid eligible beneficiaries. As states continue working through their budgetary issues, any additional cuts to Medicaid funding or structural changes to Medicaid programs that reduce eligibility would negatively impact our future pricing and earnings.

See “Item 1 — Business — Sources of Acute Care Revenue” and “Item 1 — Business — Government Regulation and Other Factors” included elsewhere in this Annual Report on Form 10-K for a description of the types of payments we receive for services provided to patients enrolled in the traditional Medicare plan, managed Medicare plans, Medicaid plans, managed Medicaid plans and managed care plans. In those sections, we also discuss the unique reimbursement features of the traditional Medicare plan, including the annual Medicare regulatory updates published by CMS that impact reimbursement rates for services provided under the plan. The future potential impact to reimbursement for certain of these payors under the Health Reform Law is also addressed.

Premium Revenue

Premium revenue generated by Health Choice represented 22.4% of our consolidated net revenue for the year ended September 30, 2012, compared to 29.9% in the prior year. The decline in premium revenue as a percentage of consolidated net revenue is the result of our recent St. Joseph acquisition and a loss of covered lives in our Medicaid product line, which have declined approximately 9.8% since October 1, 2011. The loss in membership in our Medicaid product line is the result of efforts by the state of Arizona to balance its budget, which included the July 1, 2011, implementation of a plan to reduce its Medicaid enrollees, particularly related to childless adults.

Health Choice operates in what is currently a difficult state budgetary environment in Arizona. At the start of our 2012 fiscal year, AHCCCS implemented a tiered profit sharing plan, which followed two separate 5% cuts in hospital reimbursement rates for services provided to state Medicaid enrollees. AHCCCS could take further actions in the near term that could materially adversely impact our operating results and cash flows, including other reimbursement rate reductions, enrollment reductions, capitation payment deferrals, covered services reductions or limitations or other steps to reduce program expenditures.

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

At September 30, 2012, our self-pay receivables, including amounts due from uninsured patients and co-payment and deductible amounts due from insured patients, were $328.5 million and our allowance for doubtful accounts was $235.2 million. Excluding third-party settlement balances, same-facility days revenue in accounts receivable were 55 at September 30, 2012, compared to 48 days at September 30, 2011. For the year ended September 30, 2012, the provision for bad debts was 13.8% of acute care revenue before provision for bad debts, compared to 12.0% in the prior year. Significant changes in payor mix or business office operations could have a significant impact on the provision for bad debts, as well as our results of operations and cash flows.

Allowance for Contractual Discounts and Settlement Estimates. We derive a significant portion of our net patient revenue from Medicare, Medicaid and managed care payors that receive discounts from our standard charges. For the years ended September 30, 2012, 2011 and 2010, Medicare, Medicaid and managed care revenue together accounted for 83.2%, 87.4% and 87.8%, respectively, of our hospitals’ net patient revenue.

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

For governmental payors such as Medicare and Medicaid, we determine contractual discounts or allowances based upon the program’s reimbursement (payment) methodology (i.e. either prospectively determined or retrospectively determined based on costs as defined by the government payor). These contractual discounts are determined by an automated process in a manner similar to the process used for managed care revenue. Under prospective payment programs, we record contractual discounts based upon predetermined reimbursement rates. For retrospective cost-based revenues, which are less prevalent, we estimate contractual allowances based upon historical and current factors which are adjusted as necessary in future periods, when final settlements of filed cost reports are received. Net adjustments to estimated third-party payor settlements, also known as prior year contractuals, excluding the $11.1 million net impact of the Rural Floor Settlement and the newly issued SSI ratios in fiscal year 2012, resulted in an increase in acute care revenue of $5.1 million, $2.4 million and $5.2 million for the years ended September 30, 2012, 2011 and 2010, respectively.

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

Insurance Reserves. Given the nature of our operating environment, we may become subject to medical malpractice or workers’ compensation claims or lawsuits. We maintain third-party insurance coverage for individual malpractice and workers’ compensation claims to mitigate a portion of this risk. In addition, we maintain excess coverage limiting our exposure to an aggregate annual amount for claims. We estimate our reserve for self-insured professional and general liability and workers’ compensation risks using historical claims data, demographic factors, severity factors, current incident logs and other actuarial analysis. At September 30, 2012 and 2011, our professional and general liability accrual for asserted and unasserted claims was $76.9 million and $60.1 million, respectively. For the year ended September 30, 2012, our total premiums and self-insured retention cost for professional and general liability insurance was $29.7 million, compared with $28.6 million in the prior year.

The estimated accrual for medical malpractice and workers’ compensation claims could be significantly affected should current and future occurrences differ from historical claims trends. The estimation process is also complicated by the complexity and changing nature of tort reform in the states in which we operate. While we monitor current claims closely and consider outcomes when estimating our insurance accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in the estimates.

Valuations from our independent actuary for professional and general liability losses resulted in a change in related estimates for prior years which decreased professional and general liability expense by the following amounts (in millions):

Year ended September 30, 2012	$(0.9)
Year ended September 30, 2011	$(0.1)
Year ended September 30, 2010	$(2.4)

Our estimate of the reserve for professional and general liability claims is based upon actuarial calculations that are completed semi-annually. The changes in estimates noted above were recognized in the periods in which the independent actuarial calculations were received. The key assumptions underlying the development of our estimate (loss development, trends and increased limits factors) have not changed materially, as they are largely based upon professional liability insurance industry data published by the Insurance Services Office, a leading provider of data, underwriting, risk management and legal/regulatory services. The reductions in professional and general liability expense related to changes in prior year estimates reflected above for the years ended September 30, 2012, 2011 and 2010, are the result of better than expected claims experience as compared to the industry benchmarks for loss development included in the original actuarial estimate.

Sensitivity in the estimate of our professional and general liability claims reserve is reflected in various actuarial confidence levels. We utilize a statistical confidence level of 50% in developing our best estimate of the reserve for professional and general liability claims. Higher statistical confidence levels, while not representative of our best estimate, provide a range of reasonably likely outcomes upon resolution of the related claims. The following table outlines our reported reserve amounts compared to reserve levels established at the higher statistical confidence levels (in millions):

As reported at September 30, 2012	$76.9
75% Confidence Level	$78.3
90% Confidence Level	$86.6

Valuations from our independent actuary for workers’ compensation losses resulted in a change in related estimates for prior years which increased (decreased) workers’ compensation expense by the following amounts (in millions):

Year ended September 30, 2012	$(1.1)
Year ended September 30, 2011	$1.6
Year ended September 30, 2010	$1.1

Medical Claims Payable. Medical claims expense, including claims paid to our hospitals, was $473.2 million, $640.8 million and $690.5 million, or 83.1%, 84.6% and 87.2% of premium revenue, for the years ended September 30, 2012, 2011 and 2010, respectively. For the years ended September 30, 2012, 2011 and 2010, $7.1 million, $10.6 million and $11.8 million, respectively, of health plan payments made to hospitals and other healthcare entities owned by us for services provided to our enrollees were eliminated in consolidation.

The following table shows the components of the change in medical claims payable (in thousands):

	Year Ended September 30, 2012	Year Ended September 30, 2011	Year Ended September 30, 2010
Medical claims payable as of October 1	$85,723	$111,373	$113,519
Medical claims expense incurred during the year
Related to current year	489,387	648,739	697,052
Related to prior years	(16,170)	(7,985)	(6,596)

Total expenses	473,217	640,754	690,456

Medical claims payments during the year
Related to current year	(430,788)	(564,920)	(587,292)
Related to prior years	(67,010)	(101,484)	(105,310)

Total payments	(497,798)	(666,404)	(692,602)

Medical claims payable as of September 30	$61,142	$85,723	$111,373

As reflected in the table above, medical claims expense for the year ended September 30, 2012, includes an $16.2 million reduction of medical costs related to prior years resulting from favorable development in the Medicaid product line of $16.5 million, offset by unfavorable development in the Medicare product line of $364,000. The favorable development in the Medicaid product line is attributable to lower than anticipated medical costs resulting from a general decline in medical utilization, the loss of member lives due to changes in Arizona’s Medicaid eligibility structure, AHCCCS provider payment reductions and improvements in care management and other operational initiatives. This favorable development is offset, in part, by $4.9 million in reductions to premium revenue associated with the settlement of prior year profit reconciliations.

As reflected in the table above, medical claims expense for the year ended September 30, 2011, includes an $8.0 million reduction of medical costs related to prior years resulting from favorable development in the Medicaid and Medicare product lines of $8.1 million, offset by unfavorable development in the Medicare product line of $62,000. The favorable development in the Medicaid product line is attributable to lower than anticipated medical costs resulting from a general decline in medical utilization, the loss of member lives due to changes in Arizona’s Medicaid eligibility structure, AHCCCS provider payment reductions and improvements in care management and other operational initiatives. This favorable development is offset, in part, by $3.3 million in reductions to premium revenue associated with the settlement of prior year profit reconciliations.

As reflected in the table above, medical claims expense for the year ended September 30, 2010, includes a $6.6 million reduction of medical costs related to prior years resulting from favorable development in the Medicaid and Medicare product line of $6.4 million and $209,000, respectively. The favorable development is attributable to lower than anticipated medical costs.

We estimate our medical claims payable using historical claims experience (including severity and payment lag time) and other actuarial analysis including number of enrollees, age of enrollees and certain enrollee health indicators to predict the cost of healthcare services provided to enrollees during any given period. While management believes that its estimation methodology effectively captures trends in medical claims costs, actual payments could differ significantly from our estimates given changes in healthcare costs or adverse experience. For example, our medical claims payable is primarily composed of estimates related to the most recent three months and periods prior to the most recent three months. The claims trend factor, which is developed through a comprehensive analysis of claims incurred in prior months, is the most significant component used in developing the claims liability estimates for the most recent three months. The completion factor is an actuarial estimate, based upon historical experience, of the percentage of incurred claims during a given period that have been adjudicated as of the date of estimation. The completion factor is the most significant component used in developing the claims liability estimates for the periods prior to the most recent three months. The following table illustrates the sensitivity of our medical claims payable at September 30, 2012, and the estimated potential impact on our results of operations, to changes in these factors that management believes are reasonably likely based upon our historical experience and currently available information (dollars in thousands):

Claims Trend Factor		Completion Factor
Increase (Decrease) in Factor	Increase (Decrease) in Medical Claims Payable	Increase (Decrease) in Factor	Increase (Decrease) in Medical Claims Payable
(3.0%)	$(2,923)	1.0%	$(2,628)
(2.0)	(1,948)	0.5	(1,556)
(1.0)	(974)	(0.5)	2,239
1.0	974	(1.0)	4,517

Goodwill and Other Intangibles. The accounting policies and estimates related to goodwill and other intangibles are considered critical because of the significant impact that impairment could have on our operating results. We record all assets and liabilities acquired in purchase acquisitions, including goodwill, indefinite-lived intangibles, and other intangibles, at fair value as required by Financial Accounting Standards Board (“FASB”) authoritative guidance regarding business combinations. The initial recording of goodwill and other intangibles requires subjective judgments concerning estimates of the fair value of the acquired assets. Goodwill, which was $818.4 million at September 30, 2012, is not amortized but is subject to tests for impairment annually or more often if events or circumstances indicate it may be impaired. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. We did not record an impairment loss during the years ended September 30, 2012, 2011 or 2010. Other identifiable intangible assets, net of accumulated amortization, were $29.2 million at September 30, 2012, compared to $32.8 million at September 30, 2011. These are amortized over their estimated useful lives and are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections. Estimated cash flows may extend far into the future and, by their nature, are difficult to determine over an extended timeframe. Factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, and changes in discount rates and specific industry or market sector conditions. Other key judgments in accounting for intangibles include useful life and classification between goodwill and indefinite-lived intangibles or other intangibles which require amortization. See “Goodwill and Other Intangible Assets” in the Notes to Consolidated Financial Statements for additional information regarding intangible assets. To assist in assessing the impact of a goodwill or intangible asset impairment charge at September 30, 2012, we have $847.6 million of goodwill and intangible assets. The impact of a 5% impairment charge would result in a reduction in pre-tax income of $42.4 million.

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

Certain tax matters require interpretations of tax law that may be subject to future challenge and may not be upheld under tax audit. Significant judgment is required in determining and assessing the impact of such tax-related contingencies. We apply the provisions of FASB authoritative guidance regarding accounting for uncertainty in income taxes, which prescribe a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Only tax positions that meet the more-likely-than-not recognition threshold have been recognized in connection with these provisions.

The provisions regarding accounting for uncertainty in income taxes permit interest and penalties on underpayments of income taxes to be classified as interest expense, income tax expense, or another appropriate expense classification based on the accounting election of the company. Our policy is to classify interest and penalties as a component of income tax expense.

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

	Year Ended September 30, 2012		Year Ended September 30, 2011		Year Ended September 30, 2010
($ in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
Net revenue
Acute care revenue before provision for bad debts	$2,283,126		$2,023,387		$1,730,990
Less: Provision for bad debts	(316,653)		(244,263)		(197,680)

Acute care revenue	1,966,473	77.6%	1,779,124	70.1%	1,533,310	65.9%
Premium revenue	569,142	22.4%	757,309	29.9%	792,062	34.1%

Total net revenue	2,535,615	100.0%	2,536,433	100.0%	2,325,372	100.0%

Costs and expenses
Salaries and benefits	938,471	37.0%	818,742	32.3%	686,303	29.5%
Supplies	342,039	13.5%	316,277	12.5%	266,545	11.5%
Medical claims	466,125	18.4%	630,203	24.8%	678,651	29.2%
Other operating expenses	470,733	18.6%	431,070	17.0%	363,916	15.6%
Medicare and Medicaid EHR incentives	(23,213)	(0.9)%	(9,042)	(0.4)%	—	—
Rentals and leases	49,370	1.9%	46,211	1.9%	39,955	1.7%
Interest expense, net	138,054	5.4%	96,084	3.8%	66,810	2.9%
Depreciation and amortization	114,358	4.5%	104,241	4.1%	96,106	4.1%
Management fees	5,000	0.2%	5,000	0.2%	5,000	0.2%
Loss on extinguishment of debt	—	—	23,075	0.9%	—	—

Total costs and expenses	2,500,937	98.6%	2,461,861	97.1%	2,203,286	94.7%
Earnings from continuing operations before gain on disposal of assets and income taxes	34,678	1.4%	74,572	2.9%	122,086	5.3%

Gain on disposal of assets, net	2,406	0.1%	102	0.0%	108	0.0%

Earnings from continuing operations before income taxes	37,084	1.5%	74,674	2.9%	122,194	5.3%

Income tax expense	5,833	0.2%	27,374	1.1%	44,715	1.9%

Net earnings from continuing operations	31,251	1.3%	47,300	1.8%	77,479	3.4%

Gain (loss) from discontinued operations, net of income taxes	337	0.0%	(5,601)	(0.2)%	(1,087)	(0.1)%

Net earnings	31,588	1.3%	41,699	1.6%	76,392	3.3%

Net earnings attributable to non-controlling interests	(8,712)	(0.4)%	(10,338)	(0.4)%	(9,925)	(0.4)%

Net earnings attributable to IASIS Healthcare LLC	$22,876	0.9%	$31,361	1.2%	$66,467	2.9%

Acute Care

The following table sets forth, for the periods indicated, results of our acute care operations expressed in dollar terms and as a percentage of acute care revenue. Such information has been derived from our audited consolidated statements of operations.

	Year Ended September 30, 2012		Year Ended September 30, 2011		Year Ended September 30, 2010
($ in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
Net revenue
Acute care revenue before provision for bad debts	$2,283,126		$2,023,387		$1,730,990
Less: Provision for bad debts	(316,653)		(244,263)		(197,680)

Acute care revenue	1,966,473	99.6%	1,779,124	99.4%	1,533,310	99.2%
Revenue between segments	7,092	0.4%	10,551	0.6%	11,805	0.8%

Total acute care revenue (1)	1,973,565	100.0%	1,789,675	100.0%	1,545,115	100.0%

Costs and expenses
Salaries and benefits	916,944	46.5%	798,348	44.6%	667,154	43.2%
Supplies	341,811	17.3%	316,076	17.7%	266,347	17.2%
Other operating expenses	448,255	22.7%	405,282	22.6%	339,304	22.0%
Medicare and Medicaid EHR incentives	(23,213)	(1.2%)	(9,042)	(0.5%)	—	—
Rentals and leases	47,837	2.4%	44,586	2.5%	38,409	2.5%
Interest expense, net	138,054	7.0%	96,084	5.4%	66,810	4.3%
Depreciation and amortization	110,474	5.6%	100,685	5.6%	92,544	6.0%
Management fees	5,000	0.3%	5,000	0.3%	5,000	0.3%
Loss on extinguishment of debt	—	—	23,075	1.3%	—	—

Total costs and expenses	1,985,162	100.6%	1,780,094	99.5%	1,475,568	95.5%
Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(11,597)	(0.6%)	9,581	0.5%	69,547	4.5%

Gain on disposal of assets, net	2,406	0.1%	102	0.0%	108	0.0%

Earnings (loss) from continuing operations before income taxes	$(9,191)	(0.5%)	$9,683	0.5%	$69,655	4.5%

(1)	Revenue between segments is eliminated in our consolidated results.

Years Ended September 30, 2012 and 2011

Acute care revenue — Acute care revenue for the year ended September 30, 2012 was $2.0 billion, an increase of $183.9 million or 10.3%, compared to $1.8 billion in the prior year. The increase in acute care revenue, which includes the impact of the St. Joseph acquisition, is comprised primarily of an increase in adjusted admissions of 9.9%. The provision for bad debts for the year ended September 30, 2012, was $316.7 million, an increase of $72.4 million or 29.6%, compared to $244.3 million in the prior year. The increase in the provision for bad debt is the result in increased self-pay volume and revenue, which was particularly impacted by the state of Arizona’s efforts to reduce its Medicaid enrollment. Our self-pay admissions as a percentage of total admissions increased to 7.7% for the year ended September 30, 2012, compared to 6.7% in the prior year. Our net patient revenue per adjusted admission, which includes the impact of the provision for bad debts, increased 1.2% compared to the prior year.

Salaries and benefits — Salaries and benefits expense for the year ended September 30, 2012, was $916.9 million, or 46.5% of acute care revenue, compared to $798.3 million, or 44.6% of acute care revenue in the prior year. Excluding the impact of stock-based compensation, salaries and benefits as a percentage of acute care revenue was 46.0% for the year ended September 30, 2012, compared to 44.5% in the prior year. Salaries and benefits expense as a percentage of acute care revenue, excluding the impact of stock-based compensation, increased primarily as a result of the expansion of our employed physician base, which requires additional investments in labor and other practice-related costs, including infrastructure and physician support staff.

Supplies — Supplies expense for the year ended September 30, 2012, was $341.8 million, or 17.3% of acute care revenue, compared to $316.1 million, or 17.7% of acute care revenue in the prior year. The decrease in supplies as a percentage of acute care revenue is the result of lower supplies utilization driven by a 17.5% increase in sub-acute services and the impact of supply cost initiatives that have included improved pricing and more effective utilization.

Other operating expenses — Other operating expenses for the year ended September 30, 2012, were $448.3 million, or 22.7% of acute care revenue, compared to $405.3 million, or 22.6% of acute care revenue in the prior year.

Medicare and Medicaid EHR incentives — Medicare and Medicaid EHR incentives for the year ended September 30, 2012, totaled $23.2 million, compared to $9.0 million in the prior year. The increase in our Medicare and Medicaid EHR incentives is due to the timing of EHR implementation and meeting meaningful use requirements at our facilities.

Interest expense — Interest expense for the year ended September 30, 2012, was $138.1 million, or 7.0% of acute care revenue, compared to $96.1 million, or 5.4% of acute care revenue in the prior year. The increase in our interest expense is due to our refinancing transaction completed during the third quarter of fiscal year 2011.

Loss on extinguishment of debt — We incurred a loss on extinguishment of debt totaling $23.1 million during the year ended September 30, 2011, as a result of our refinancing transaction. The loss on extinguishment of debt included the write-off of $8.3 million in existing deferred financing costs, $4.9 million in creditor fees and $9.9 million in redemption premiums associated with the repurchase of the 8 3/4% senior subordinated notes due 2014.

Earnings from continuing operations before income taxes — Earnings from continuing operations before income taxes decreased $18.9 million to a loss of $9.2 million for the year ended September 30, 2012, compared to $9.7 million in the prior year. Earnings from continuing operations in the current year included the impact of additional interest expense of $42.0 million resulting from our prior year refinancing transaction, offset by the additional Medicare and Medicaid EHR incentives of $14.2 million recognized in our fiscal year 2012.

Years Ended September 30, 2011 and 2010

Acute care revenue — Acute care revenue for the year ended September 30, 2011, was $1.8 billion, an increase of $244.6 million or 15.8%, compared to $1.5 billion in the prior year. The increase in acute care revenue, which includes the impact of the Brim and St. Joseph acquisitions, is comprised primarily of an increase in adjusted admissions of 15.8%. The provision for bad debts for the year ended September 30, 2011, was $244.3 million, an increase of $46.6 million or 23.6%, compared to $197.7 million in the prior year. The increase in the provision for bad debts is a result of increased self-pay volume and revenue. Our self-pay admissions as a percentage of total admissions increased to 6.7% for the year end September 30, 2011, compared to 6.1% in the prior year. Our net patient revenue per adjusted admission, which includes the impact of the provision for bad debts, increased 1.0% compared to the prior year.

Salaries and benefits — Salaries and benefits expense for the year ended September 30, 2011, was $798.3 million, or 44.6% of acute care revenue, compared to $667.2 million, or 43.2% of acute care revenue in the prior year. Included in the prior year was $2.0 million of stock-based compensation incurred in connection with the repurchase of certain equity by our parent company. Included in fiscal year 2011, was $1.3 million in severance related costs associated with the transition of our executive management. The remaining increase in our salaries and benefits expense as a percentage of acute care revenue is due to our recent acquisitions, which contributed an increase of 0.3% of acute care revenue, and the expansion of our employed physician base, which requires additional investments in labor and other practice-related costs, including infrastructure and physician support staff.

Supplies — Supplies expense for the year ended September 30, 2011, was $316.1 million, or 17.7% of acute care revenue, compared to $266.3 million, or 17.2% of acute care revenue in the prior year. The increase in supplies as a percentage of acute care revenue is primarily the result of a shift in the mix of our surgical volume to cases with more costly implant utilization, particularly in the area of orthopedics.

Other operating expenses — Other operating expenses for the year ended September 30, 2011, were $405.3 million, or 22.6% of acute care revenue, compared to $339.3 million, or 22.0% of acute care revenue in the prior year. Included in the current year was $3.1 million in settlement costs related to a terminated vendor contract for services provided from fiscal years 2006 to 2008 and $859,000 in costs related to the start-up of our physician professional liability captive insurance program. Other operating expenses in fiscal year 2011 also included $2.0 million in qui tam related legal costs, compared to $439,000 in the prior year.

Interest expense — Interest expense for the year ended September 30, 2011, was $96.1 million, or 5.4% of acute care revenue, compared to $66.8 million, or 4.3% of acute care revenue in the prior year. The increase in our interest expense is due to our refinancing transaction during our fiscal year 2011.

Loss on extinguishment of debt — We incurred a loss on extinguishment of debt totaling $23.1 million during the year ended September 30, 2011, as a result of our refinancing transaction. The loss on extinguishment of debt included the write-off of $8.3 million in existing deferred financing costs, $4.9 million in creditor fees and $9.9 million in redemption premiums associated with the repurchase of the 8 3/4% senior subordinated notes due 2014.

Earnings from continuing operations before income taxes — Earnings from continuing operations before income taxes decreased $60.0 million to $9.7 million for the year ended September 30, 2011, compared to $69.7 million in the prior year. Earnings from continuing operations before income taxes for the year ended September 30, 2011, included the impact of additional interest expense of $29.3 million resulting from our refinancing transaction, as well as the related loss on extinguishment of debt totaling $23.1 million.

Health Choice

The following table sets forth, for the periods indicated, results of our Health Choice operations expressed in dollar terms and as a percentage of premium revenue. Such information has been derived from our audited consolidated statements of operations.

	Year Ended September 30, 2012		Year Ended September 30, 2011		Year Ended September 30, 2010
($ in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
Premium revenue
Premium revenue	$569,142	100.0%	$757,309	100.0%	$792,062	100.0%

Costs and expenses
Salaries and benefits	21,527	3.8%	20,394	2.7%	19,149	2.4%
Supplies	228	0.0%	201	0.0%	198	0.0%
Medical claims (1)	473,217	83.1%	640,754	84.6%	690,456	87.2%
Other operating expenses	22,478	4.0%	25,788	3.4%	24,612	3.1%
Rentals and leases	1,533	0.3%	1,625	0.2%	1,546	0.2%
Depreciation and amortization	3,884	0.7%	3,556	0.5%	3,562	0.5%

Total costs and expenses	522,867	91.9%	692,318	91.4%	739,523	93.4%

Earnings before income taxes	$46,275	8.1%	$64,991	8.6%	$52,539	6.6%

(1)	Medical claims paid to our hospitals of $7.1 million, $10.6 million and $11.8 million for the years ended September 30, 2012, 2011 and 2010, respectively, are eliminated in our consolidated results.

Years Ended September 30, 2012 and 2011

Premium revenue — Premium revenue was $569.1 million for the year ended September 30, 2012, a decrease of $188.2 million or 24.8%, compared to $757.3 million in the prior year. The decline in premium revenue is primarily impacted by the efforts of the state of Arizona to reduce its Medicaid enrollment, particularly related to childless adults, which has resulted in a 9.8% decline in member months. This resulted in lower capitation rates on a per member per month basis, as the mix of enrollees has changed to include fewer childless adults, which typically receive a higher capitation rate on a monthly basis. Additionally, premium revenue has been impacted by two separate 5% provider rate reductions that were implemented effective April 1 and October 1, 2011.

Medical claims — Medical claims expense was $473.2 million for the year ended September 30, 2012, compared to $640.8 million in the prior year. Medical claims expense as a percentage of premium revenue was 83.1% for the year ended September 30, 2012, compared to 84.6% in the prior year. The decrease in medical claims as a percentage of premium revenue is primarily impacted by the loss of childless adult lives from its membership rolls, which typically incur higher medical claims costs per member.

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

Medical claims — Medical claims expense was $640.8 million for the year ended September 30, 2011, compared to $690.5 million in the prior year. Medical claims expense as a percentage of premium revenue was 84.6% for the year ended September 30, 2011, compared to 87.2% in the prior year. The decrease in medical claims as a percentage of premium revenue is primarily the result of a general decline in medical utilization, the loss of member lives due to changes in the state’s Medicaid eligibility structure, AHCCCS provider payment reductions and improvements in care management and other operational initiatives.

Income Taxes

The following discussion sets forth, for the periods indicated, the impact of income taxes on our consolidated results. Such information has been derived from our audited consolidated statements of operations.

Years Ended September 30, 2012 and 2011

Income tax expense — We recorded a provision for income taxes from continuing operations of $5.8 million, resulting in an effective tax rate of 15.7% for the year ended September 30, 2012, compared to $27.4 million, for an effective tax rate of 36.7% in the prior year. The decrease in our effective tax rate is primarily the result of a change in certain of our state tax filing positions, which resulted in a tax benefit totaling $4.0 million, and the elimination of a reserve for an uncertain tax position totaling $5.0 million.

Years Ended September 30, 2011 and 2010

Income tax expense — We recorded a provision for income taxes from continuing operations of $27.4 million, resulting in an effective tax rate of 36.7% for the year ended September 30, 2011, compared to $44.7 million, for an effective tax rate of 36.6% in the prior year. The increase in our effective tax rate was primarily due to an increase in non-deductible expenses and unrecognized tax benefits.

Summary of Operations by Quarter

The following table presents unaudited quarterly operating results for the years ended September 30, 2012 and 2011. We believe that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the consolidated financial statements. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

	Quarter Ended
	Sept. 30, 2012 (1)	June 30, 2012	March 31, 2012 (2)	Dec. 31, 2011(3)
	(in thousands)
Net revenue	$632,984	$631,322	$647,636	$623,673
Earnings from continuing operations before income taxes	3,519	4,318	22,009	7,238
Net earnings from continuing operations	2,979	11,835	12,804	3,633

	Quarter Ended
	Sept. 30, 2011(4)	June 30, 2011(5)	March 31, 2011(6)	Dec. 31, 2010(7)
	(in thousands)
Net revenue	$647,455	$650,526	$624,186	$614,266
Earnings from continuing operations before income taxes	8,163	3,681	36,367	26,463
Net earnings from continuing operations	4,867	2,292	22,867	17,274

(1)	Results for the quarter ended September 30, 2012, include $14.5 million in Medicare and Medicaid EHR incentives, an increase of $13.6 million, compared to $917,000 in the prior year quarter, and a $1.2 million increase and a $682,000 reduction in prior year estimates for professional and general liability losses and workers’ compensation claims, respectively, as a result of our semi-annual actuarial studies.
(2)	Results for the quarter ended March 31, 2012, include two separate adjustments related to Medicare revenue. One of these adjustments related to the Rural Floor Settlement, which resulted in an increase in acute care revenue of $15.4 million, as well as an increase in operating expenses of $4.1 million for related legal and consulting fees. In addition, new SSI ratios were published by CMS for federal fiscal years ending September 30, 2006 through 2009, which resulted in a reduction in acute care revenue of $4.3 million. Results for the quarter ended March 31, 2012, also included a $2.1 million and a $267,000 reduction in prior year estimates for professional and general liability losses and workers’ compensation claims, respectively, as a result of our semi-annual actuarial studies. Additionally, results for the quarter ended March 31, 2012, include $2.0 in Medicare and Medicaid EHR incentives.
(3)	Results for the quarter ended December 31, 2011, include Medicare and Medicaid EHR incentives of $6.7 million.

(4)	Results for the quarter ended September 30, 2011, include a $1.1 million reduction and a $328,000 increase in prior year estimates for professional and general liability losses and workers’ compensation claims, respectively, as a result of our semi-annual actuarial studies.
(5)	Results for the quarter ended June 30, 2011, include a loss on extinguishment of debt of $23.1 million as a result of our refinancing transaction and Medicare and Medicaid EHR incentives of $8.1 million.
(6)	Results for the quarter ended March 31, 2011, include $1.4 million is settlement costs related to a terminated vendor contract for services provided from fiscal years 2006 to 2008 and a $948,000 and $1.2 million increase in prior year estimates for professional and general liability losses and workers’ compensation claims, respectively, as a result of our semi-annual actuarial studies.
(7)	Results for the quarter ended December 31, 2010, include $1.6 million in settlement costs related to a terminated vendor contract for services provided from fiscal years 2006 to 2008 and $859,000 in costs related to the start-up of our physician professional liability captive insurance program.

LIQUIDITY AND CAPITAL RESOURCES

Overview of Cash Flow Activities for the Years Ended September 30, 2012 and 2011

Our cash flows are summarized as follows (in thousands):

	Year Ended September 30,
	2012	2011
Cash flows from operating activities	$41,857	$137,101
Cash flows from investing activities	$(115,881)	$(249,760)
Cash flows from financing activities	$(24,421)	$115,475

Operating Activities

Operating cash flows decreased $95.2 million for the year ended September 30, 2012, compared to the prior year. Our operating cash flows have been impacted by increased interest costs, payments related to Health Choice medical claims and settlements, delays in Medicaid supplemental reimbursement payments and delays in payments from Medicaid as more states implement managed Medicaid programs, coupled with delays in qualifying patients for Medicaid coverage.

At September 30, 2012, we had $241.0 million in net working capital, compared to $225.1 million at September 30, 2011. Net accounts receivable increased $61.8 million to $339.7 million at September 30, 2012, from $277.9 million at September 30, 2011. The increase in net accounts receivable includes the impact of the St. Joseph acquisition. Excluding the impact of the St. Joseph acquisition, our days revenue in accounts receivable at September 30, 2012, were 55, compared to 48 at September 30, 2011.

Investing Activities

Capital expenditures for the year ended September 30, 2012, were $112.4 million, compared to $98.3 million in the prior year.

During the year ended September 30, 2011, we paid $151.7 million for acquisitions, which included the acquisition of St. Joseph.

Financing Activities

During the year ended September 30, 2011, we completed a refinancing transaction which resulted in proceeds totaling $1.811 billion, net of creditors’ fees, original issue discounts and other transaction costs totaling $63.5 million. The refinancing proceeds were used to repay $567.3 million in our then existing senior secured credit facilities and repurchase our $475.0 million aggregate principal amount of 8 3/4% senior subordinated notes due 2014, including $9.9 million in redemption premiums.

Also, as part of the debt refinancing, we distributed $632.9 million to IAS, which is comprised of $402.9 million to fund the repayment of the IAS senior paid-in-kind loans and $230.0 million to be held for future acquisitions and strategic growth initiatives, as well as potential distributions to the equity holders of IAS. On June 6, 2012, IAS distributed $115.0 million to its equity holders to redeem all of its remaining outstanding preferred stock and to pay a dividend to its common stockholders.

Capital Resources

As of September 30, 2012, we had the following debt arrangements:

•	$1.325 billion in senior secured credit facilities; and

•	$850.0 million in 8.375% senior notes due 2019.

At September 30, 2012, amounts outstanding under our senior secured credit facilities consisted of $1,009.6 million in term loans. In addition, we had $79.3 million in letters of credit outstanding under the revolving credit facility. The weighted average interest rate of outstanding borrowings under the senior secured credit facilities was 5.0% for the year ended September 30, 2012, compared to 4.4% in the prior year.

$1.325 Billion Senior Secured Credit Facilities

As part of our 2011 refinancing transaction, we entered into a new senior credit agreement (the “Restated Credit Agreement”). The Restated Credit Agreement provides for $1.325 billion in Senior Secured Credit Facilities consisting of (1) a $1.025 billion senior secured term loan facility with a seven-year maturity and (2) a $300.0 million senior secured revolving credit facility with a five-year maturity, of which up to $150.0 million may be utilized for the issuance of letters of credit. Principal under the senior secured term loan facility is due in consecutive equal quarterly installments in an aggregate annual amount equal to 1% of the principal amount outstanding at the closing of the refinancing, with the remaining balance due upon maturity of the senior secured term loan facility. The senior secured revolving credit facility does not require installment payments.

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

8.375% Senior Notes due 2019

In our refinancing transaction, we and IASIS Capital (together, the “Issuers”) issued our Senior Notes, which consisted of $850.0 million aggregate principal amount of 8.375% senior notes due 2019, which mature on May 15, 2019, pursuant to an indenture, dated as of May 3, 2011, among the Issuers and certain of the Issuers’ wholly owned domestic subsidiaries that guarantee the Senior Secured Credit Facilities (the “Notes Guarantors”) (the “Indenture”). The Indenture provides that the Senior Notes are general unsecured, senior obligations of the Issuers, and initially will be unconditionally guaranteed on a senior unsecured basis.

The Senior Notes bear interest at a rate of 8.375% per annum, beginning May 3, 2011. Interest on the Senior Notes is payable semi-annually, in cash in arrears, on May 15 and November 15 of each year, and commenced on November 15, 2011.

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

Other

In August 2011, we executed forward starting interest rate swaps with Citibank, N.A. (“Citibank”) and Barclays Bank PLC (“Barclays”), as counterparties, with notional amounts totaling $350.0 million, each effective March 31, 2013 and expiring between September 30, 2014 and September 30, 2016. Under these agreements, we are required to make quarterly fixed rate payments to the counterparties at annual rates ranging from 1.6% to 2.2%. The counterparties are obligated to make quarterly floating rate payments to us based on the three-month LIBOR rate, each subject to a floor of 1.25%. Additionally, in August 2011, we executed an interest rate cap with Citibank, as counterparty, with a notional amount of $350.0 million and a cap rate of 1.75%, effective March 1, 2012 and expiring March 31, 2013.

Capital Expenditures

We plan to finance our proposed capital expenditures with cash generated from operations, borrowings under our Senior Secured Credit Facilities and other capital sources that may become available. We expect our capital expenditures for fiscal 2013 to be $140.0 million to $150.0 million, including the following significant expenditures:

•	$50.0 million to $55.0 million for growth and new business projects;

•	$55.0 million to $60.0 million in replacement or maintenance related projects at our hospitals; and

•	$35.0 million in hardware and software costs related to information systems projects, including healthcare IT stimulus initiatives.

Liquidity

We rely on cash generated from our operations as our primary source of liquidity, as well as available credit facilities, project and bank financings and the issuance of long-term debt. From time to time, we have also utilized operating lease transactions that are sometimes referred to as off-balance sheet arrangements. We expect that our future funding for working capital needs, capital expenditures, long-term debt repayments and other financing activities will continue to be provided from some or all of these sources. Each of our existing and projected sources of cash is impacted by operational and financial risks that influence the overall amount of cash generated and the capital available to us. For example, cash generated by our business operations may be impacted by, among other things, economic downturns, federal and state budget initiatives, weather-related catastrophes and adverse industry conditions. Our future liquidity will be impacted by our ability to access capital markets, which may be restricted due to our credit ratings, general market conditions, leverage capacity and by existing or future debt agreements. For a further discussion of risks that can impact our liquidity, see Item 1A., “Risk Factors”.

Including available cash at September 30, 2012, we have available liquidity as follows (in millions):

Cash and cash equivalents	$48.9
Available capacity under our senior secured revolving credit facility	220.7

Net available liquidity at September 30, 2012	$269.6

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

We are unable at this time to extend our evaluation of the sufficiency of our liquidity beyond three years. We cannot assure you, however, that our operating performance will generate sufficient cash flow from operations or that future borrowings will be available under our Senior Secured Credit Facilities, or otherwise, to enable us to grow our business, service our indebtedness, or make anticipated capital expenditures and tax payments. For more information, see Item 1A., “Risk Factors”.

One element of our business strategy is to selectively pursue acquisitions and strategic alliances in existing and new markets. Any acquisitions or strategic alliances may result in the incurrence of, or assumption by us, of additional indebtedness. We continually assess our capital needs and may seek additional financing, including debt or equity as considered necessary to fund capital expenditures and potential acquisitions or for other corporate purposes. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. For more information, see Item 1A., “Risk Factors”.

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

Tabular Disclosure of Contractual Obligations

The following table reflects a summary of obligations and commitments outstanding including both the principal and interest portions of long-term debt and capital lease obligations at September 30, 2012.

	Payments Due By Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in millions)
Contractual Cash Obligations
Long-term debt, with interest (1)	$131.7	$261.9	$259.9	$1,989.4	$2,642.9
Capital lease obligations, with interest	2.9	4.1	1.5	3.6	12.1
Medical claims	61.1	—	—	—	61.1
Operating leases	30.5	50.9	39.2	16.6	137.2
Estimated self-insurance liabilities	17.7	31.0	20.8	20.7	90.2
Purchase obligations	39.1	25.2	15.4	18.3	98.0

Subtotal	$283.0	$373.1	$336.8	$2,048.6	$3,041.5

	Amount of Commitment Expiration Per Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in millions)
Other Commitments (2)
Guarantees of surety bonds	$12.2	$—	$—	$—	$12.2
Letters of credit	—	79.3	—	—	79.3
Other commitments	5.4	0.6	0.4	—	6.4

Subtotal	17.6	79.9	0.4	—	97.9

Total obligations and commitments	$300.6	$453.0	$337.2	$2,048.6	$3,139.4

(1)	We applied an interest rate of 5.0%, to our Senior Secured Credit Facilities and 8.375% to our Senior Notes.
(2)	Excludes $15.5 million of unrecognized tax benefits and related interest that could result in a cash settlement, of which $13.5 million relates to timing differences between book and taxable income that may be offset by a reduction of cash tax obligations in future periods. We have not included these amounts in the above table as we cannot reliably estimate the amount and timing of payments related to these liabilities.

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

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. At September 30, 2012, the following components of our Senior Secured Credit Facilities bear interest at variable rates at specified margins above either the agent bank’s alternate base rate or the LIBOR rate: (i) a $1.025 billion, seven-year term loan; and (ii) a $300.0 million, five-year revolving credit facility. As of September 30, 2012, we had outstanding variable rate debt of $1.010 billion.

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

IASIS Healthcare LLC

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

IASIS Healthcare Corporation, sole member of IASIS Healthcare LLC

We have audited the accompanying consolidated balance sheets of IASIS Healthcare LLC (“the Company”) as of September 30, 2012 and 2011, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended September 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IASIS Healthcare LLC at September 30, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2012, in conformity with U.S. generally accepted accounting principles.

As disclosed in Note 2 to the consolidated financial statements, the Company changed its presentation of net revenue and provision for bad debts as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2011-7, “Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities.”

/s/ Ernst & Young LLP

Nashville, Tennessee

December 21, 2012

IASIS HEALTHCARE LLC

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2012	September 30, 2011
ASSETS
Current assets
Cash and cash equivalents	$48,882	$147,327
Accounts receivable, less allowance for doubtful accounts of $235,154 and $185,481 at September 30, 2012 and 2011, respectively	339,749	277,932
Inventories	67,650	68,330
Deferred income taxes	19,744	40,415
Prepaid expenses and other current assets	117,851	72,914

Total current assets	593,876	606,918

Property and equipment, net	1,171,657	1,167,920
Goodwill	818,424	808,651
Other intangible assets, net	29,161	32,779
Other assets, net	68,498	63,509

Total assets	$2,681,616	$2,679,777

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$101,706	$92,805
Salaries and benefits payable	65,390	58,379
Accrued interest payable	28,034	30,045
Medical claims payable	61,142	85,723
Other accrued expenses and other current liabilities	83,243	100,830
Current portion of long-term debt and capital lease obligations	13,387	14,020

Total current liabilities	352,902	381,802

Long-term debt and capital lease obligations	1,853,107	1,864,749
Deferred income taxes	120,961	131,018
Other long-term liabilities	104,110	78,441

Non-controlling interests with redemption rights	99,164	95,977

Equity
Member’s equity	141,589	118,000
Non-controlling interests	9,783	9,790

Total equity	151,372	127,790

Total liabilities and equity	$2,681,616	$2,679,777

See accompanying notes.

IASIS HEALTHCARE LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Year Ended September 30, 2012	Year Ended September 30, 2011	Year Ended September 30, 2010
Net revenue
Acute care revenue before provision for bad debts	$2,283,126	$2,023,387	$1,730,990
Less: Provision for bad debts	(316,653)	(244,263)	(197,680)

Acute care revenue	1,966,473	1,779,124	1,533,310
Premium revenue	569,142	757,309	792,062

Total net revenue	2,535,615	2,536,433	2,325,372

Costs and expenses
Salaries and benefits (includes stock-based compensation of $10,077, $1,681 and $2,487, respectively)	938,471	818,742	686,303
Supplies	342,039	316,277	266,545
Medical claims	466,125	630,203	678,651
Other operating expenses	470,733	431,070	363,916
Medicare and Medicaid EHR incentives	(23,213)	(9,042)	—
Rentals and leases	49,370	46,211	39,955
Interest expense, net	138,054	96,084	66,810
Depreciation and amortization	114,358	104,241	96,106
Management fees	5,000	5,000	5,000
Loss on extinguishment of debt	—	23,075	—

Total costs and expenses	2,500,937	2,461,861	2,203,286

Earnings from continuing operations before gain on disposal of assets and income taxes	34,678	74,572	122,086
Gain on disposal of assets, net	2,406	102	108

Earnings from continuing operations before income taxes	37,084	74,674	122,194

Income tax expense	5,833	27,374	44,715

Net earnings from continuing operations	31,251	47,300	77,479

Earnings (loss) from discontinued operations, net of income taxes	337	(5,601)	(1,087)

Net earnings	31,588	41,699	76,392

Net earnings attributable to non-controlling interests	(8,712)	(10,338)	(9,925)

Net earnings attributable to IASIS Healthcare LLC	$22,876	$31,361	$66,467

See accompanying notes.

IASIS HEALTHCARE LLC

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Non-controlling Interests with Redemption Rights	Member’s Equity	Non- controlling Interests	Total Equity
Balance at September 30, 2009	$72,527	$750,932	$10,430	$761,362
Net earnings	8,144	66,467	135	66,602
Distributions to non-controlling interests	(8,790)	—	(194)	(194)
Repurchases of non-controlling interests	(459)	—	—	—
Stock-based compensation	—	2,487	—	2,487
Other comprehensive loss	—	(653)	—	(653)
Distribution to parent company in connection with the repurchase of equity, net	—	(124,962)	—	(124,962)
Contribution from parent company related to tax benefit from Holdings Senior PIK Loans interest	—	8,554	—	8,554
Adjustment to redemption value of non-controlling interests with redemption rights	690	(690)	—	(690)

Balance at September 30, 2010	72,112	702,135	10,371	712,506
Net earnings	7,651	31,361	48	31,409
Distributions to non-controlling interests	(8,720)	—	(122)	(122)
Repurchases of non-controlling interests	(639)	—	(507)	(507)
Acquisition related adjustments to redemption value of non-controlling interests with redemption rights	33,169	—	—	—
Stock-based compensation	—	1,681	—	1,681
Other comprehensive income	—	1,112	—	1,112
Distribution to parent company in connection with refinancing	—	(632,866)	—	(632,866)
Contribution from parent company related to tax benefit from Holdings Senior PIK Loans interest	—	6,981	—	6,981
Adjustment to redemption value of non-controlling interests with redemption rights	(7,596)	7,596	—	7,596

Balance at September 30, 2011	95,977	118,000	9,790	127,790
Net earnings	8,643	22,876	69	22,945
Distributions to non-controlling interests	(8,580)	—	(86)	(86)
Repurchases of non-controlling interests	(589)	—	—	—
Acquisition related adjustments to redemption value of non-controlling interests with redemption rights	438	—	—	—
Stock-based compensation	—	10,077	—	10,077
Other comprehensive loss	—	(2,425)	—	(2,425)
Adjustment related to tax benefit from parent company tax deductions	—	(191)	—	(191)
Income tax benefit from exercised employee stock options	—	6	—	6
Other	(3,479)	—	10	10
Adjustment to redemption value of non-controlling interests with redemption rights	6,754	(6,754)	—	(6,754)

Balance at September 30, 2012	$99,164	$141,589	$9,783	$151,372

See accompanying notes.

IASIS HEALTHCARE LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended September 30, 2012	Year Ended September 30, 2011	Year Ended September 30, 2010
Cash flows from operating activities
Net earnings	$31,588	$41,699	$76,392
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	114,358	104,241	96,106
Amortization of loan costs	7,309	4,887	3,163
Stock-based compensation	10,077	1,681	2,487
Deferred income taxes	15,443	6,597	30,473
Income tax benefit from stock-based compensation	6	—	(1,770)
Income tax benefit from parent company interest	(191)	6,981	8,554
Fair value change in interest rate hedges	(1,410)	(1,589)	—
Amortization of other comprehensive loss	2,057	942	—
Gain on disposal of assets, net	(2,406)	(102)	(108)
Loss (earnings) from discontinued operations	(337)	5,601	1,087
Loss on extinguishment of debt	—	23,075	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	(62,623)	(18,593)	21,279
Inventories, prepaid expenses and other current assets	(46,124)	(2,480)	(19,227)
Accounts payable, other accrued expenses and other accrued liabilities	(25,883)	(27,837)	40,311

Net cash provided by operating activities — continuing operations	41,864	145,103	258,747
Net cash used in operating activities — discontinued operations	(7)	(8,002)	(1,508)

Net cash provided by operating activities	41,857	137,101	257,239

Cash flows from investing activities
Purchases of property and equipment	(112,372)	(98,316)	(81,268)
Cash paid for acquisitions, net	(8,912)	(151,697)	(98,305)
Proceeds from sale of assets	225	154	57
Change in other assets, net	5,178	99	3,043

Net cash used in investing activities	(115,881)	(249,760)	(176,473)

Cash flows from financing activities
Proceeds from refinancing	—	1,863,730	—
Payment of debt and capital lease obligations	(14,177)	(1,053,147)	(8,378)
Debt financing costs incurred	(998)	(52,254)	—
Distributions to parent company	—	(632,866)	(124,962)
Distributions to non-controlling interests	(8,666)	(8,842)	(8,984)
Costs paid for repurchase of non-controlling interests, net	(589)	(1,146)	(459)
Other	9	—	—

Net cash provided by (used in) financing activities	(24,421)	115,475	(142,783)

Change in cash and cash equivalents	(98,445)	2,816	(62,017)
Cash and cash equivalents at beginning of period	147,327	144,511	206,528

Cash and cash equivalents at end of period	$48,882	$147,327	$144,511

Supplemental disclosure of cash flow information:
Cash paid for interest	$132,134	$74,774	$63,762

Cash paid (received) for income taxes, net	$(13,946)	$17,608	$13,528

Supplemental schedule of noncash investing and financing activities:
Capital lease obligations resulting from acquisitions	$—	$9,559	$—

See accompanying notes.

IASIS HEALTHCARE LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

IASIS Healthcare LLC (“IASIS” or the “Company”) provides high quality affordable healthcare services primarily in high-growth urban and suburban markets. At September 30, 2012, the Company owned or leased 19 acute care hospital facilities and one behavioral health hospital facility with a total of 4,461 licensed beds, several outpatient service facilities and more than 160 physician clinics. We operate in various regions, including:

•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	Tampa-St. Petersburg, Florida;

•	five cities in Texas, including Houston and San Antonio; and

•	West Monroe, Louisiana.

The Company also owns and operates Health Choice Arizona, Inc. (“Health Choice” or the “Plan”), a Medicaid and Medicare managed health plan headquartered in Phoenix that operates in Arizona and Utah.

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

General and Administrative

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include the IASIS corporate office costs, which were $56.4 million, $48.8 million and $39.2 million for the years ended September 30, 2012, 2011 and 2010, respectively.

Discontinued Operations

In accordance with provisions of Financial Accounting Standards Board (“FASB”) authoritative guidance regarding discontinued operations, the Company has presented the operating results, financial position and cash flows of its previously disposed facilities as discontinued operations, net of income taxes, in the accompanying consolidated financial statements.

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

Acute care revenue is reported at the estimated net realizable amounts from third-party payors and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with third-party payors. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and are adjusted, if necessary, in future periods when final settlements are determined. Net adjustments to estimated third-party payor settlements (“prior year contractuals”) resulted in an increase in net revenue of $16.2 million, $2.4 million and $5.2 million for the years ended September 30, 2012, 2011 and 2010, respectively. The Company also records a provision for bad debts related to uninsured accounts to reflect its self-pay accounts receivable at the estimated amounts expected to be collected. The sources of the Company’s hospital net patient revenue before its provision for bad debts by payor are summarized as follows:

	Year Ended September 30,
	2012	2011	2010
Medicare	22.1%	24.6%	23.4%
Managed Medicare	9.1	7.9	8.5
Medicaid and managed Medicaid	14.7	14.7	15.7
Managed care and other	37.3	40.2	40.2
Self-pay	16.8	12.6	12.2

Total	100.0%	100.0%	100.0%

In the ordinary course of business, the Company provides care without charge to patients who are financially unable to pay for the healthcare services they receive. Because the Company does not pursue collection of amounts determined to qualify as charity care, they are not reported in net revenue. The Company currently records revenue deductions for patient accounts that meet its guidelines for charity care. The Company provides charity care to patients with income levels below 200% of the federal poverty level (“FPL”). Additionally, at all of the Company’s hospitals, a sliding scale of reduced rates is offered to uninsured patients, who are not covered through federal, state or private insurance, with incomes between 200% and 400% of the FPL. The estimated costs incurred by the Company to provide services to patients who qualify for charity care were $14.7 million, $17.6 million and $9.5 million for the years ended September 30, 2012, 2011 and 2010, respectively. These estimates were determined by applying a ratio of costs to gross charges multiplied by the Company’s gross charity care charges.

Previously, the Company reported its estimates of services provided under its charity care programs based on gross charges. In connection with the Company’s adoption of Accounting Standards Update (“ASU”) No. 2010-23, “Measuring Charity Care for Disclosure,” (“ASU No. 2010-23”) amounts previously reported for care provided under its charity care programs have been restated to reflect the Company’s estimates of its direct and indirect costs of providing these services. This change had no impact on the Company’s results of operations.

Reimbursement Settlements

On April 5, 2012, a settlement agreement (the “Rural Floor Settlement”) was signed between the Centers for Medicare & Medicaid Services (“CMS”) and a large number of healthcare service providers, including the Company’s hospitals. The Rural Floor Settlement is intended to resolve all claims that have been brought or could have been brought relating to CMS’ calculation of the rural floor budget neutrality adjustment that was created by the Balanced Budget Act of 1997 for federal fiscal year 1998 through and including federal fiscal year 2011. As a result of the Rural Floor Settlement, the Company recognized $15.4 million of additional acute care revenue during the year ended September 30, 2012.

During the year ended September 30, 2012, acute care revenue included an unfavorable adjustment of $4.3 million related to the newly issued Supplemental Security Income (“SSI”) ratios utilized for calculating Medicare Disproportionate Share Hospital reimbursement for federal fiscal years 2006 through 2009.

Premium Revenue

Health Choice is a prepaid Medicaid and Medicare managed health plan that serves enrollees in Arizona and Utah. The Plan derives most of its revenue through a contract in Arizona with the Arizona Health Care Cost Containment System (“AHCCCS”) to provide specified health services to qualified Medicaid enrollees through contracted providers. AHCCCS is the state agency that administers Arizona’s Medicaid program. The contract requires the Plan to arrange for healthcare services for enrolled Medicaid patients in exchange for fixed monthly premiums, based upon negotiated per capita member rates, and supplemental payments from AHCCCS. Capitation payments received by Health Choice are recognized as revenue in the month that members are entitled to healthcare services.

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

Health Choice’s amended contract with AHCCCS, which was effective October 1, 2012, provides for a one-year term. The contract covers Medicaid members in the following Arizona counties: Apache, Coconino, Maricopa, Mohave, Navajo, Pima, Yuma, La Paz and Santa Cruz. The contract is terminable without cause on 90 days’ written notice or for cause upon written notice if the Company fails to comply with any term or condition of the contract or fails to take corrective action as required to comply with the terms of the contract. Additionally, AHCCCS can terminate the contract in the event of the unavailability of state or federal funding.

Health Choice also provides coverage as a Medicare Advantage Prescription Drug (“MAPD”) Special Needs Plan (“SNP”) provider pursuant to its contract with CMS. The SNP allows Health Choice to offer Medicare and Part D drug benefit coverage for new and existing dual-eligible members, or those that are eligible for Medicare and Medicaid. The contract with CMS includes successive one-year renewal options at the discretion of CMS and is terminable without cause on 90 days’ written notice or for cause upon written notice if the Company fails to comply with any term or condition of the contract or fails to take corrective action as required to comply with the terms of the contract. Health Choice has received notification that CMS is exercising its option to extend its contract through December 31, 2013.

In Arizona and surrounding states, the Plan subcontracts with hospitals, physicians and other medical providers to provide services to its Medicaid enrollees in Apache, Coconino, Maricopa, Mohave, Navajo, Pima, Yuma, LaPaz and Santa Cruz counties, and to its Medicare enrollees in Maricopa, Pima, Pinal, Coconino, Apache and Navajo counties. These services are provided regardless of the actual costs incurred to provide these services.

Medicare and Medicaid EHR Incentives

The American Recovery and Reinvestment Act of 2009 provides for Medicare and Medicaid incentive payments that began in calendar year 2011 for eligible hospitals and professionals that implement certified electronic health records (“EHR”) technology and adopt the related meaningful use requirements. The Company recognizes income related to the Medicare or Medicaid incentives as the Company is able to satisfy all appropriate contingencies, which includes completing attestations as to eligible hospitals adopting, implementing or demonstrating meaningful use of certified EHR technology, and additionally for Medicare incentives, deferring income until the related Medicare fiscal year has passed and cost report information used to determine the final amount of reimbursement is known. Included in the accompanying consolidated statements of operations for the year ended September 30, 2012 and 2011, is $23.2 million and $9.0 million, respectively, of operating income related to Medicare and Medicaid EHR incentives recognized during the respective period. The Company has incurred and will continue to incur both capital costs and operating expenses in order to implement certified EHR technology and meet meaningful use requirements. These costs and expenses are projected to continue during all stages of certified EHR technology and meaningful use implementation. As a result, the timing of the expense recognition will not correlate with the receipt of the incentive payments or the recognition of operating income.

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

Accounts Receivable

The Company receives payments for services rendered from federal and state agencies (under the Medicare, Medicaid and TRICARE programs), managed care health plans, including Medicare and Medicaid managed health plans, commercial insurance companies, employers and patients. During the years ended September 30, 2012, 2011 and 2010, 45.9%, 47.2% and 47.6%, respectively, of the Company’s acute care revenue before its provision for bad debts related to patients participating in the Medicare and Medicaid programs, including Medicare and Medicaid managed health plans. The Company recognizes that revenue and receivables from government agencies are significant to its operations, but does not believe that there is significant credit risks associated with these government agencies. The Company believes that concentration of credit risk from other payors is limited due to the number of patients and payors.

Net Medicare settlement receivables estimated at September 30, 2012 and 2011, totaled $3.8 million and $3.2 million, respectively, are included in accounts receivable in the accompanying consolidated balance sheets.

Allowance for Doubtful Accounts

The provision for bad debts and the associated allowance for doubtful accounts relate primarily to amounts due directly from patients. The Company’s estimation of its allowance for doubtful accounts is based primarily upon the type and age of the patient accounts receivable and the effectiveness of collection efforts. The Company’s policy is to reserve a portion of all self-pay receivables, including amounts due from the uninsured and amounts related to co-payments and deductibles, as these charges are recorded. The Company monitors accounts receivable balances and the effectiveness of reserve policies on a monthly basis and reviews various analytics to support the basis for its estimates. These efforts primarily consist of reviewing the following:

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

The Company performs hindsight procedures to evaluate historical write-off and collection experience throughout the year to assist in determining the reasonableness of the process for estimating its allowance for doubtful accounts. The Company does not pursue collection of amounts related to patients who qualify for charity care under the Company’s guidelines. Charity care accounts are deducted from gross revenue and are not included in the provision for bad debts.

At September 30, 2012 and 2011, the Company’s self-pay receivables, including amounts due from uninsured patients and co-payment and deductible amounts due from insured patients, were $328.5 million and $241.1 million, respectively. At September 30, 2012 and 2011, the Company’s allowance for doubtful accounts was $235.2 million and $185.5 million, respectively. The increase in the allowance for doubtful accounts is due primarily to an increase in self-pay volume and revenue.

Inventories

Inventories, principally medical supplies, implants and pharmaceuticals, are stated at the lower of cost or market.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at September 30, 2012 and 2011, include amounts due to the Company related to the Texas private supplemental Medicaid reimbursement program totaling $46.3 million and $4.7 million, respectively.

Long-lived Assets

The primary components of the Company’s long-lived assets are discussed below. When events, circumstances or operating results indicate that the carrying values of certain long-lived assets and related identifiable intangible assets (excluding goodwill) that are expected to be held and used might be impaired under the provisions of FASB authoritative guidance regarding accounting for the impairment or disposal of long-lived assets, the Company considers the recoverability of assets to be held and used by comparing the carrying amount of the assets to the undiscounted value of future net cash flows expected to be generated by the assets. If assets are identified as impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets as determined by independent appraisals or estimates of discounted future cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Property and Equipment

Property and equipment are stated at cost. Routine maintenance and repairs are charged to expense as incurred. Expenditures that increase capacities or extend useful lives are capitalized. Buildings and improvements are depreciated over estimated useful lives ranging generally from 14 to 40 years. Estimated useful lives of equipment vary generally from 3 to 25 years. Leasehold improvements are amortized on a straight-line basis over the lesser of the terms of the respective leases or their estimated useful lives. Depreciation expense, including amortization of assets capitalized under capital leases, is computed using the straight-line method and was $111.4 million, $101.2 million and $93.1 million for the years ended September 30, 2012, 2011 and 2010, respectively.

Goodwill and Other Intangible Assets

Goodwill is not amortized but is subject to annual tests for impairment or more often if events or circumstances indicate it may be impaired. Impairment testing for goodwill is done at the reporting unit level. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company completed its annual impairment test of goodwill during fiscal 2012, noting no impairment.

See Note 10 for the values of goodwill and other intangible assets assigned to each reporting unit. Intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment.

Other Assets

Other assets consist primarily of costs associated with the issuance of debt, which are amortized over the life of the related debt. Amortization of deferred financing costs is included in interest expense and totaled $7.3 million, $4.9 million and $3.2 million for the years ended September 30, 2012, 2011 and 2010, respectively. Deferred financing costs, net of accumulated amortization, totaled $32.3 million and $37.1 million at September 30, 2012 and 2011, respectively. See Note 3 for more details regarding deferred financing costs.

Insurance Reserves

The Company estimates its reserve for self-insured professional and general liability and workers’ compensation risks using historical claims data, demographic factors, severity factors, current incident logs and other actuarial analysis.

Income Taxes

The Company accounts for income taxes under the asset and liability method in accordance with FASB authoritative guidance regarding accounting for income taxes and uncertain tax positions. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply when the temporary differences are expected to reverse. The Company assesses the likelihood that deferred tax assets will be recovered from future taxable income to determine whether a valuation allowance should be established.

Non-controlling Interests in Consolidated Entities

Non-controlling interests represent the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The Company’s accompanying consolidated financial statements include all assets, liabilities, revenues and expenses at their consolidated amounts, which include the amounts attributable to the Company and the non-controlling interest. The Company recognizes as a separate component of equity and earnings the portion of income or loss attributable to non-controlling interests based on the portion of the entity not owned by the Company.

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

The following table shows the components of the change in medical claims payable (in thousands):

	Year Ended September 30, 2012	Year Ended September 30, 2011	Year Ended September 30, 2010
Medical claims payable as of October 1	$85,723	$111,373	$113,519
Medical claims expense incurred during the year
Related to current year	489,387	648,739	697,052
Related to prior years	(16,170)	(7,985)	(6,596)

Total expenses	473,217	640,754	690,456

Medical claims payments during the year
Related to current year	(430,788)	(564,920)	(587,292)
Related to prior years	(67,010)	(101,484)	(105,310)

Total payments	(497,798)	(666,404)	(692,602)

Medical claims payable as of September 30	$61,142	$85,723	$111,373

As reflected in the table above, medical claims expense for the year ended September 30, 2012, includes a $16.2 million reduction of medical costs related to prior years resulting from favorable development in the Medicaid product line of $16.5 million, offset by unfavorable development in the Medicare product line of $364,000. The favorable development in the Medicaid product line is attributable to lower than anticipated medical costs resulting from a general decline in medical utilization, the loss of member lives due to changes in Arizona’s Medicaid eligibility structure, AHCCCS provider payment reductions and improvements in care management and other operational initiatives. This favorable development is offset, in part, by $4.9 million in reductions to premium revenue associated with the settlement of prior year profit reconciliations.

As reflected in the table above, medical claims expense for the year ended September 30, 2011, includes an $8.0 million reduction of medical costs related to prior years resulting from favorable development in the Medicaid product line of $8.1 million, offset by unfavorable development in the Medicare product line of $62,000. The favorable development in the Medicaid product line is attributable to lower than anticipated medical costs resulting from a general decline in medical utilization, the loss of member lives due to changes in Arizona’s Medicaid eligibility structure, AHCCCS provider payment reductions and improvements in care management and other operational initiatives. This favorable development is offset, in part, by $3.3 million in reductions to premium revenue associated with the settlement of prior year profit reconciliations.

As reflected in the table above, medical claims expense for the year ended September 30, 2010, includes a $6.6 million reduction of medical costs related to prior years resulting from favorable development in the Medicaid and Medicare product line of $6.4 million and $209,000, respectively. The favorable development is attributable to lower than anticipated medical costs.

Additional adjustments to prior year estimates may be necessary in future periods as more information becomes available.

Enrollment in Health Choice at September 30, 2012 and 2011, was 178,806 and 195,665, respectively.

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

Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are reflected in the accompanying consolidated financial statements at amounts that approximate fair value because of the short-term nature of these instruments. The fair value of the Company’s capital lease obligations also approximate carrying value as they bear interest at current market rates. The estimated fair values of the Company’s 8.375% senior notes due 2019 and senior secured credit facilities were $803.3 million and $1.012 billion, respectively, at September 30, 2012, based upon quoted market prices at that date and categorized as Level 2 within the fair value hierarchy.

Management Services Agreement

The Company is party to a management services agreement with affiliates of TPG Global, LLC (together with its affiliates, “TPG”), JLL Partners and Trimaran Fund Management. The management services agreement provides that in exchange for consulting and management advisory services that will be provided to the Company by the investors, the Company will pay an aggregate monitoring fee of 0.25% of budgeted net revenue up to a maximum of $5.0 million per fiscal year to these parties (or certain of their respective affiliates) and reimburse them for their reasonable disbursements and out-of-pocket expenses. This monitoring fee is divided among the parties in proportion to their relative ownership percentages in IASIS Investment LLC, parent company and majority stockholder of IAS. The monitoring fee will be subordinated to the senior subordinated notes in the event of a bankruptcy of the Company. The management services agreement does not have a stated term. Pursuant to the provisions of the management services agreement, the Company has agreed to indemnify the investors (or certain of their respective affiliates) in certain situations arising from or relating to the agreement, the investors’ investment in the securities of IAS or any related transactions or the operations of the investors, except for losses that arise on account of the investors’ negligence or willful misconduct. For each of the three years ended September 30, 2012, 2011 and 2010, the Company paid $5.0 million in monitoring fees under the management services agreement.

New Accounting Pronouncements

Newly Adopted

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles—Goodwill and Other” (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 states that an entity has the option first to assess the qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. This allows for the same evaluation as described in ASU 2011-08 for Intangibles—Goodwill and Other. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company’s adoption of this guidance effective September 30, 2012, did not impact the Company’s financial position, results of operations or cash flows.

In August 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other” (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company has early adopted this guidance effective June 30, 2012 ..

In July 2011, the FASB issued ASU 2011-7, “Health Care Entities” (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities. ASU 2011-7 requires healthcare organizations to present their provision for doubtful accounts related to patient service revenue as a deduction from revenue, similar to contractual discounts. In addition, all healthcare organizations will be required to provide certain disclosures designed to help users understand how contractual discounts and bad debts affect recorded revenue in both interim and annual financial statements. ASU 2011-7 is required to be applied retrospectively and is effective for public companies for fiscal years, and interim periods within those years, beginning December 15, 2011, with early adoption permitted. The Company has early adopted this guidance effective October 1, 2011, and the change in presentation and additional disclosures are included in the Company’s accompanying consolidated statements of operations and within this Note.

In December 2010, the FASB issued ASU No. 2010-28, “Intangibles—Goodwill and Other” (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. ASU 2010-28 requires Step 2 of the impairment test be performed in circumstances where the carrying amount of a reporting unit is zero or negative and there are qualitative factors that indicate it is more likely than not that a goodwill impairment exists. The Company’s adoption of this guidance effective October 1, 2011, did not impact its financial position, results of operations or cash flows.

In August 2010, the FASB issued ASU No. 2010-24, “Health Care Entities” (Topic 954): Presentation of Insurance Claims and Related Insurance Recoveries. This ASU eliminates the practice of netting claim liabilities with expected related insurance recoveries for balance sheet presentation. Claim liabilities are to be determined with no regard for recoveries and presented gross. Expected recoveries are presented separately. The Company adopted this guidance effective October 1, 2011, and the change in presentation has been reflected in the Company’s consolidated balance sheet as of September 30, 2012. In connection with the Company’s adoption of ASU No. 2010-24, the Company recorded increases of $11.2 million under the captions “other assets” and “other long-term liabilities” in the accompanying consolidated balance sheet as of September 30, 2012, which represents the Company’s estimate of recoveries for certain claims in excess of our self-insured retention levels for workers’ compensation claims and professional and general liability claims. The adoption of ASU No. 2010-24 had no impact on the Company’s results of operations or cash flows.

In August 2010, the FASB issued ASU No. 2010-23, “Health Care Entities” (Topic 954): Measuring Charity Care for Disclosure. Due to the lack of comparability existing as a result of the use of either revenue or cost as the basis for disclosure of charity care, this ASU standardizes cost as the basis for charity care disclosures and specifies the elements of cost to be used in charity care disclosures. The Company’s adoption of this guidance effective October 1, 2011, did not significantly impacted the Company’s financial statement disclosures.

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

Long-term debt and capital lease obligations consist of the following (in thousands):

	September 30, 2012	September 30, 2011
Senior secured term loan facility	$1,005,537	$1,015,055
Senior Notes	844,943	844,175
Capital leases and other obligations	16,014	19,539

	1,866,494	1,878,769
Less current maturities	13,387	14,020

	$1,853,107	$1,864,749

As of September 30, 2012, the senior secured term loan facility balance reflects an original issue discount (“OID”) of $4.1 million, which is net of accumulated amortization of $1.0 million. The Senior Notes balance reflects an OID of $5.1 million, which is net of accumulated amortization of $1.1 million.

In connection with the Refinancing, the Company incurred a loss on extinguishment of debt totaling $23.1 million, which is included in the accompanying consolidated statement of operation for the year ended September 30, 2011. The loss on extinguishment of debt included the write-off of $8.3 million in existing deferred financing costs, $4.9 million in creditor fees and $9.9 million in redemption premiums associated with the repurchase of the 8 3/4% senior subordinated notes due 2014. Additionally, the Company capitalized $37.3 million in creditor fees and other related costs that have been included in other assets in the accompanying consolidated balance sheets.

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

The Senior Notes bear interest at a rate of 8.375% per annum, beginning May 3, 2011. Interest on the Senior Notes is payable semi-annually, in cash in arrears, on May 15 and November 15 of each year, and commenced on November 15, 2011.

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

4. INTEREST RATE SWAPS

In March 2009, the Company executed interest rate swap agreements with Citibank, N.A. (“Citibank”) and Wachovia Bank, N.A. (currently Wells Fargo Bank, N.A.), as counterparties, with notional amounts totaling $425.0 million, of which $225.0 million expired on February 28, 2011 and $200.0 million expired on February 29, 2012. The Company completed an assessment of these cash flow hedges during the years ended September 30, 2011 and 2010, and determined that these hedges were effective for all periods up to and including the quarter ended March 31, 2011. The ineffectiveness of these hedging instruments occurred subsequent to March 31, 2011, and was the result of the Company’s refinancing transaction which established a LIBOR floor applicable to borrowings under the Senior Secured Credit Facilities, the source of the Company’s variable rate debt. Accordingly, a $1.4 million and $1.6 million gain resulting from the change in fair value of these hedging instruments has been recognized for the years ended September 30, 2012 and 2011, respectively. The resulting gain has been reflected as a component of interest expense in the accompanying consolidated statement of operations. No gain or loss has been reflected in the accompanying consolidated statements of operations for the periods these cash flow hedges were determined to be effective.

In August 2011, the Company executed forward starting interest rate swaps with Citibank and Barclays Bank PLC, as counterparties, with notional amounts totaling $350.0 million, each effective March 31, 2013 and expiring between September 30, 2014 and September 30, 2016. Under these agreements, the Company will be required to make quarterly payments at annual rates ranging from 1.6% to 2.2%. The counterparties will be obligated to make quarterly floating rate payments to the Company based on the three-month LIBOR rate, each subject to a floor of 1.25%. Additionally, the Company is party to an interest rate cap with Citibank, as counterparty, for a notional amount totaling $350.0 million and a cap rate of 1.75%, which expires March 31, 2013. The Company determined that these cash flow hedges were effective. Accordingly, no gain or loss has been reflected in the accompanying consolidated statement of operations and the related changes in fair value have been included in accumulated other comprehensive loss as a component of member’s equity.

Effective Dates	Total Notional Amounts
(in thousands)
Interest Rate Swaps
Effective from March 31, 2013 to September 30, 2014	$50,000
Effective from March 31, 2013 to September 30, 2015	$100,000
Effective from March 31, 2013 to September 30, 2016	$200,000

Interest Rate Cap
Effective from March 1, 2012 to March 31, 2013	$350,000

The fair value of the Company’s interest rate hedges at September 30, 2012 and 2011, reflect liability balances of $7.6 million and $3.1 million, respectively, and are included in other long-term liabilities in the accompanying consolidated balance sheets. The fair value of the Company’s interest rate hedges reflects a liability because the effect of the forward LIBOR curve on future interest payments results in less interest due to the Company under the variable rate component included in the interest rate hedging agreements, as compared to the amount due the Company’s counterparties under the fixed interest rate component. Any change in the fair value of the Company’s interest rate swaps that expired on February 28, 2012, net of income taxes, from inception to March 31, 2011, is included in accumulated other comprehensive loss as a component of member’s equity in the accompanying consolidated balance sheets. Any change in fair value of these interest rate swaps since March 31, 2011, has been included as a component of interest expense in the accompanying consolidated statement of operations, as previously described. Any change in the fair value of the Company’s forward starting hedging instruments effective March 1, 2012 and March 31, 2013 are included in accumulated other comprehensive loss.

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

	Year Ended September 30, 2012	Year Ended September 30, 2011	Year Ended September 30, 2010
Net earnings	$31,588	$41,699	$76,392
Change in fair value of interest rate hedges	(5,914)	823	(1,045)
Amortization of other comprehensive loss	2,057	942	—
Change in income tax benefit	1,432	(653)	392

Comprehensive income	$29,163	$42,811	$75,739

The components of accumulated other comprehensive loss, net of income taxes, are as follows (in thousands):

	September 30, 2012	September 30, 2011	September 30, 2010
Fair value of interest rate hedges	$(7,580)	$(3,723)	$(5,488)
Income tax benefit	2,907	1,475	2,128

Accumulated other comprehensive loss	$(4,673)	$(2,248)	$(3,360)

6. DISTRIBUTION TO PARENT

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

As part of the Refinancing, the Company distributed $632.9 million to IAS, $402.9 million to fund the repayment of the Holdings Senior PIK Loans, which included interest that had accrued to the principal balance of the loans totaling $102.9 million, and $230.0 million to be held for future acquisitions and strategic growth initiatives, as well as potential distributions to the equity holders of IAS. On June 6, 2012, IAS distributed $115.0 million to its equity holders to redeem all of its remaining outstanding preferred stock and to pay a dividend to its common stockholders (the “Shareholder Distribution”).

7. ACQUISITIONS

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

Effective May 1, 2011, the Company acquired a 79.1% equity ownership interest in St. Joseph Medical Center (“St. Joseph”), a 792-licensed bed acute care hospital facility located in downtown Houston, Texas, in exchange for cash consideration of $156.8 million, subject to changes in net assets. Independent investors, consisting of board-certified physicians on the medical staff of St. Joseph, retained an aggregate 20.9% ownership interest in the hospital. This acquisition was accounted for as a business combination; therefore, the Company allocated the purchase price to assets acquired or liabilities assumed based on their fair values. The excess of the purchase price allocation over those fair values was recorded as goodwill.

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

	Year ended September 30, 2012	Year ended September 30, 2011	Year ended September 30, 2010
Net revenue	$546	$—	$77
Operating expenses	—	8,921	1,814
Income tax expense (benefit)	209	(3,320)	(650)

Earnings (loss) from discontinued operations, net of income taxes	$337	$(5,601)	$(1,087)

Income taxes allocated to the discontinued operations resulted in related effective tax rates of 38.3%, 37.2% and 37.4% for the years ended September 30, 2012, 2011 and 2010, respectively.

9. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	September 30, 2012	September 30, 2011
Land	$155,209	$144,008
Buildings and improvements	970,396	951,792
Equipment	738,493	657,979

	1,864,098	1,753,779
Less accumulated depreciation and amortization	(704,169)	(598,903)

	1,159,929	1,154,876
Construction-in-progress	11,728	13,044

	$1,171,657	$1,167,920

Included in property and equipment are assets acquired under capital leases of $9.8 million and $11.0 million, net of accumulated amortization of $5.1 million and $4.6 million, at September 30, 2012 and 2011, respectively.

10. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying amount of goodwill (in thousands):

	Acute Care	Health Choice	Total
Balance at September 30, 2010	$712,486	$5,757	$718,243
Brim acquisition	79,355	—	79,355
St. Joseph acquisition	4,270	—	4,270
Other acquisitions	6,783	—	6,783

Balance at September 30, 2011	802,894	5,757	808,651
Acquisitions	9,773	—	9,773

Balance at September 30, 2012	$812,667	$5,757	$818,424

For the years ended September 30, 2012 and 2011, as a result of the Company’s annual impairment testing, the Company has determined all remaining goodwill and long-lived assets to be recoverable.

Other intangible assets includes Health Choice’s contract with AHCCCS, which is amortized over a period of 15 years, the contract’s estimated useful life, including assumed renewal periods. The gross intangible value originally assigned to this asset was $45.0 million. The Company expects amortization expense for this intangible asset to be $3.0 million per year based on its estimated life, and $15.0 million over the next 5 years. Amortization of this intangible asset is included in depreciation and amortization expense in the accompanying consolidated statement of operations and totaled $3.0 million for each of the years ended September 30, 2012, 2011 and 2010. Net other intangible assets included in the accompanying consolidated balance sheets at September 30, 2012 and 2011, totaled $29.2 million and $32.8 million, respectively.

11. MEMBER’S EQUITY

Common Interests of IASIS

As of September 30, 2012, all of the common interests of IASIS were owned by IAS, its sole member.

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

2004 Stock Option Plan

The IAS 2004 Stock Option Plan (the “2004 Stock Option Plan”) was established to promote the Company’s interests by providing additional incentives to its key employees, directors, service providers and consultants. The options granted under the plan represent the right to purchase IAS common stock upon exercise. Each option shall be identified as either an incentive stock option or a non-qualified stock option. The plan was adopted by the board of directors and majority stockholder of IAS in June 2004. The maximum number of shares of IAS common stock that may be issued pursuant to options granted under the 2004 Stock Option Plan is 2,625,975. Certain options totaling rights to purchase 2,035,767 shares of common stock become exercisable over a period not to exceed five years after the date of grant, while other options representing 334,980 shares vest based upon the achievement of specific performance conditions, both subject to earlier vesting provisions as provided for in the 2004 Stock Option Plan. All options granted under the 2004 Stock Option Plan expire no later than 10 years from the respective dates of grant. At September 30, 2012, there were 255,228 options available for grant.

In conjunction with the Shareholder Distribution, the board of directors of IAS authorized management to modify the exercise price of all outstanding stock options to provide protection against the dilutive impact of the common stock dividend on the outstanding options’ intrinsic value. On September 25, 2012, the Company reduced the exercise price for each grant by $4.75 per option. Accordingly, as a result of the modification, $3.7 million has been recognized as stock-based compensation for the year ended September 30, 2012.

Information regarding the Company’s stock option activity is summarized below:

	2004 Stock Option Plan			Rollover Options
	Options	Option Price Per Share	Weighted Average Exercise Price	Options	Option Price Per Share	Weighted Average Exercise Price
Options outstanding at September 30, 2009	1,760,175	$20.00-$35.68	$24.70	163,150	$8.75	$8.75

Granted	45,000	$34.75-$45.66	$43.24	—	—	—
Exercised	—	—	—	—	—	—
Cancelled/forfeited	(118,846)	$20.00-$35.68	$33.38	(163,150)	$8.75	$8.75

Options outstanding at September 30, 2010	1,686,329	$20.00-$45.66	$24.58	—	—	—

Granted	404,411	$45.66	$45.66	—	—	—
Exercised	(1,450)	$20.00	$20.00	—	—	—
Cancelled/forfeited	(42,804)	$20.00-$35.68	$34.66	—	—	—

Options outstanding at September 30, 2011	2,046,486	$20.00-$45.66	$28.54	—	$—	$—

Granted	433,861	$45.66	$45.66	—	—	—
Exercised	—	—	—	—	—	—
Cancelled/forfeited	(109,600)	$20.00-$45.66	$35.66	—	—	—

Options outstanding at September 30, 2012	2,370,747	$15.25-$40.91	$26.60	—	$—	$—

Options exercisable at September 30, 2012	1,515,926	$15.25-$40.91	$19.11	—	$—	$—

The following table provides information regarding assumptions used in the fair value measurement for options outstanding at September 30, 2012.

Risk-free interest	.60%-4.56%
Dividend yield	0.0%
Volatility	30%-50%
Expected option life	4-8 years

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

13. INCOME TAXES

Income tax expense on earnings from continuing operations consists of the following (in thousands):

	Year Ended September 30, 2012	Year Ended September 30, 2011	Year Ended September 30, 2010
Current:
Federal	$(8,174)	$17,165	$11,439
State	(1,436)	3,612	2,803
Deferred:
Federal	17,243	6,873	26,750
State	(1,800)	(276)	3,723

	$5,833	$27,374	$44,715

A reconciliation of the federal statutory rate to the effective income tax rate applied to earnings from continuing operations before income taxes is as follows (in thousands):

	Year Ended September 30, 2012	Year Ended September 30, 2011	Year Ended September 30, 2010
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	(5.7)	2.9	3.5
Nondeductible compensation	5.0	0.5	—
Federal tax credits	(2.2)	(0.2)	(0.1)
Income attributable to non-controlling interests	(8.2)	(4.8)	(2.8)
Change in valuation allowance charged to federal income tax expense	0.6	—	0.4
Change in unrecognized tax benefits	(8.4)	2.7	0.5
Other items, net	(0.4)	0.6	0.1

Effective income tax rate	15.7%	36.7%	36.6%

Included in the state income taxes reconciling item above for the year ended September 30, 2012, is a $5.0 million tax benefit resulting from a change in certain of our state filing positions, offset by a $1.0 million increased valuation allowance against related state net operating loss carryforwards. The valuation allowance charged to state income tax expense increased by $1.6 million, decreased by $1.0 million, and increased by $800,000 for the years ended September 30, 2012, 2011, and 2010, respectively.

A summary of the items comprising deferred tax assets and liabilities is as follows (in thousands):

	September 30, 2012		September 30, 2011
	Assets	Liabilities	Assets	Liabilities
Depreciation and fixed asset basis differences	$—	$97,339	$—	$92,785
Amortization and intangible asset basis differences	—	86,313	—	76,631
Accounts receivable	34,405	—	26,751	—
Professional liability	21,700	—	17,336	—
Accrued expenses and other liabilities	2,551	—	21,439	—
Deductible carryforwards and credits	12,785	—	10,564	—
Basis differences attributable to non-controlling interests	21,086	—	11,330	—
Other, net	305	—	—	47
Valuation allowance	(10,397)	—	(8,560)	—

Total	$82,435	$183,652	$78,860	$169,463

Net current deferred tax assets of $19.7 million and $40.4 million and net non-current deferred tax liabilities of $121.0 million and $131.0 million are included in the accompanying audited consolidated balance sheets at September 30, 2012 and 2011, respectively. The Company had a net income tax receivable of $9.3 million and $14.1 million included in other current assets at September 30, 2012 and 2011, respectively.

The Company and some of its subsidiaries are included in IAS’ consolidated filing group for U.S. federal income tax purposes, as well as in certain state and local income tax returns that include IAS. With respect to tax returns for any taxable period in which the Company or any of its subsidiaries are included in a tax return filing with IAS, the amount of taxes to be paid by the Company is determined, subject to some adjustments, as if it and its subsidiaries filed their own tax returns excluding IAS. Member’s equity in the accompanying audited consolidated balance sheets as of September 30, 2012 and 2011, includes $42.7 million and $42.9 million, respectively, in capital contributions representing cumulative tax benefits generated by IAS and utilized by the Company in the combined tax return filings, for which IAS did not require cash settlement from the Company.

The Company maintains a valuation allowance for deferred tax assets it believes may not be utilized. The valuation allowance increased by $1.8 million and decreased by $1.0 million during the years ended September 30, 2012 and 2011, respectively. The increase in the valuation allowance for the year ended September 30, 2012, relates to the generation of net operating loss carryforwards by certain subsidiaries excluded from the IAS consolidated Federal income tax return as well as state net operating loss carryforwards that may not ultimately be utilized. The decrease in the valuation allowance for the year ended September 30, 2011, relates to the utilization of certain state net operating loss carryforwards previously reserved by a valuation allowance.

As of September 30, 2012, federal net operating loss carryforwards were available to offset $15.1 million of future taxable income generated by subsidiaries of the Company that are excluded from the IAS consolidated return. A valuation allowance has been established against $10.9 million of these carryforwards, which expire between 2026 and 2032. State net operating losses totaling $180.5 million were also available, but largely offset by a valuation allowance. The state net operating loss carryforwards expire between 2018 and 2032.

The liability for unrecognized tax benefits included in the accompanying audited consolidated balance sheets was $15.5 million, including accrued interest of $767,000, at September 30, 2012, and $11.5 million, including accrued interest of $500,000, at September 30, 2011. An additional $6.7 million and $6.4 million of unrecognized tax benefits are reflected as a reduction to deferred tax assets for state net operating losses generated by uncertain tax deductions as of September 30, 2012 and 2011, respectively. Of the total unrecognized tax benefits at September 30, 2012, $1.4 million (net of the tax benefit on state taxes and interest) represents the amount of unrecognized tax and interest that, if recognized, would favorably impact the Company’s effective income tax rate. The remainder of the unrecognized tax positions consist of items for which the uncertainty relates only to the timing of the deductibility, and state net operating loss carryforwards for which ultimate recognition would result in the creation of an offsetting valuation allowance due to the unlikelihood of future taxable income in that state.

A summary of activity of the Company’s total amounts of unrecognized tax benefits is as follows (in thousands):

	Year Ended September 30, 2012	Year Ended September 30, 2011	Year Ended September 30, 2010
Unrecognized tax benefits at October 1	$17,402	$17,534	$13,638
Reductions resulting from tax positions taken in a prior period	(3,634)	(4,465)	(1,700)
Additions resulting from tax positions taken in the current period	8,419	5,219	5,596
Reductions resulting from lapse of statute of limitations	(739)	(886)	—

Unrecognized tax benefits at September 30	$21,448	$17,402	$17,534

The Company’s policy is to classify interest and penalties as a component of income tax expense. Interest expense totaling $174,000, $73,000 and $129,000 (net of related tax benefits) is included in income tax expense in the accompanying audited consolidated statements of operations for the years ended September 30, 2012, 2011 and 2010, respectively.

The Company’s tax years 2009 and beyond remain open to examination by U.S. federal and state taxing authorities. It is reasonably possible that unrecognized tax benefits could significantly increase or decrease within the next twelve months. However, the Company is currently unable to estimate the range of any possible change.

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

Professional, General and Workers’ Compensation Liability Risks

The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment and personal injuries. To cover these types of claims, the Company maintains professional and general liability insurance in excess of self-insured retentions through a commercial insurance carrier in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is currently not a party to any such proceedings that, in the Company’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company expenses an estimate of the costs it expects to incur under the self-insured retention exposure for professional and general liability claims using historical claims data, demographic factors, severity factors, current incident logs and other actuarial analysis. At September 30, 2012 and 2011, the Company’s professional and general liability accrual for asserted and unasserted claims totaled $76.9 million and $60.1 million, respectively, with the current portion totaling $13.8 million and $8.0 million during the same respective periods. The semi-annual valuations from the Company’s independent actuary for professional and general liability losses resulted in a change related to estimates for prior years which decreased professional and general liability expense by $922,000, $110,000 and $2.4 million during the years ended September 30, 2012, 2011 and 2010, respectively.

The Company is subject to claims and legal actions in the ordinary course of business relative to workers’ compensation. To cover these types of claims, the Company maintains workers’ compensation insurance coverage with a self-insured retention. The Company accrues costs of workers’ compensation claims based upon estimates derived from its claims experience. The semi-annual valuations from the Company’s independent actuary for workers’ compensation losses resulted in a change related to estimates for prior years which decreased workers’ compensation expense by $1.1 million during the year ended September 30, 2012, and increased workers’ compensation expense by $1.6 million and $1.1 million during the years ended September 30, 2011 and 2010, respectively.

Health Choice

Health Choice has entered into capitated contracts whereby the Plan provides healthcare services in exchange for fixed periodic and supplemental payments from the AHCCCS and CMS. These services are provided regardless of the actual costs incurred to provide these services. The Company receives reinsurance and other supplemental payments from AHCCCS to cover certain costs of healthcare services that exceed certain thresholds. The Company believes the capitated payments, together with reinsurance and other supplemental payments are sufficient to pay for the services Health Choice is obligated to deliver. As of September 30, 2012, the Company has provided a performance guaranty in the form of letters of credit totaling $39.7 million for the benefit of AHCCCS to support its obligations under the Health Choice contract to provide and pay for the healthcare services. The amount of the performance guaranty is generally based in part upon the membership in the Plan and the related capitation revenue paid to Health Choice.

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

Other

In November 2010, the U.S. Department of Justice (“DOJ”) sent a letter to IAS requesting a 12-month tolling agreement in connection with an investigation into Medicare claims submitted by our hospitals in connection with the implantation of implantable cardioverter defibrillators (“ICDs”) during the period 2003 to the present. At that time, neither the precise number of procedures, number of claims, nor the hospitals involved were identified by the DOJ. The Company understands that the government is conducting a national initiative with respect to ICD procedures involving a number of healthcare providers and is seeking information in order to determine if ICD implantation procedures were performed in accordance with Medicare coverage requirements. On January 11, 2011, IAS entered into the tolling agreement with the DOJ and, subsequently, the DOJ has provided IAS with a list of 194 procedures involving ICDs at 14 hospitals which are the subject of further medical necessity review by the DOJ. The Company is cooperating fully with the government and, to date, the DOJ has not asserted any claim against the Company’s hospitals. At present, legal counsel and clinical experts for IAS believe that 125 of the procedures reviewed either meet Medicare coverage requirements or have been removed from the survey by refinement of DOJ instructions. The remaining 69 procedures are still in the process of being reviewed and further discussion of all procedures is expected to be conducted with the DOJ during fiscal year 2013. To allow additional time for completion of this ongoing review, the government proposed in November 2012, and IAS agreed, to extend the tolling agreement for an additional six months.

15. LEASES

The Company leases various buildings, office space and equipment under capital and operating lease agreements. These leases expire at various times and have various renewal options.

The Company is a party to an amended facility lease with a 15 year term that expires in January 31, 2019, and includes options to extend the term of the lease through January 31, 2039. The annual cost under this agreement is $6.4 million, payable in monthly installments. Future minimum lease payments at September 30, 2012, are as follows (in thousands):

	Capital Leases	Operating Leases
2013	$2,896	$30,452
2014	2,421	27,969
2015	1,729	22,963
2016	885	20,342
2017	584	18,849
Thereafter	3,556	16,635

Total minimum lease payments	$12,071	$137,210

Amount representing interest (at rates ranging from 2.8% to 12.8%)	3,393

Present value of net minimum lease payments	$8,678

Aggregate future minimum rentals to be received under non-cancellable subleases as of September 30, 2012, were $1.5 million.

16. DEFINED CONTRIBUTION PLAN

Substantially all employees who are employed by the Company or its subsidiaries, upon qualification, are eligible to participate in a defined contribution 401(k) plan (the “Retirement Plan”). Employees who elect to participate generally make contributions from 1% to 20% of their eligible compensation, and the Company matches, at its discretion, such contributions up to a maximum percentage. Employees immediately vest 100% in their own contributions and generally vest in the employer portion of contributions over a period not to exceed five years. Company contributions to the Retirement Plan were $6.7 million, $7.5 million and $6.7 million for the years ended September 30, 2012, 2011 and 2010, respectively.

17. SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s reportable operating segments consist of (1) acute care hospitals and related healthcare businesses, collectively, and (2) Health Choice. The following is a financial summary by business segment for the periods indicated (in thousands):

	For the Year Ended September 30, 2012
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue before provision for bad debts	$2,283,126	$—	$—	$2,283,126
Less: Provision for bad debts	(316,653)	—	—	(316,653)

Acute care revenue	1,966,473	—	—	1,966,473
Premium revenue	—	569,142	—	569,142
Revenue between segments	7,092	—	(7,092)	—

Total net revenue	1,973,565	569,142	(7,092)	2,535,615

Salaries and benefits (excludes stock-based compensation)	906,867	21,527	—	928,394
Supplies	341,811	228	—	342,039
Medical claims	—	473,217	(7,092)	466,125
Other operating expenses	448,255	22,478	—	470,733
Medicare and Medicaid EHR incentives	(23,213)	—	—	(23,213)
Rentals and leases	47,837	1,533	—	49,370

Adjusted EBITDA(1)	252,008	50,159	—	302,167

Interest expense, net	138,054	—	—	138,054
Depreciation and amortization	110,474	3,884	—	114,358
Stock-based compensation	10,077	—	—	10,077
Management fees	5,000	—	—	5,000

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(11,597)	46,275	—	34,678

Gain on disposal of assets, net	2,406	—	—	2,406

Earnings (loss) from continuing operations before income taxes	$(9,191)	$46,275	$—	$37,084

Segment assets	$2,378,051	$303,565		$2,681,616

Capital expenditures	$110,268	$2,104		$112,372

Goodwill	$812,667	$5,757		$818,424

	For the Year Ended September 30, 2011
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue before provision for bad debts	$2,023,387	$—	$—	$2,023,387
Less: Provision for bad debts	(244,263)	—	—	(244,263)

Acute care revenue	1,779,124	—	—	1,779,124
Premium revenue	—	757,309	—	757,309
Revenue between segments	10,551	—	(10,551)	—

Total net revenue	1,789,675	757,309	(10,551)	2,536,433

Salaries and benefits (excludes stock-based compensation)	796,667	20,394	—	817,061
Supplies	316,076	201	—	316,277
Medical claims	—	640,754	(10,551)	630,203
Other operating expenses	405,282	25,788	—	431,070
Medicare and Medicaid EHR incentives	(9,042)	—	—	(9,042)
Rentals and leases	44,586	1,625	—	46,211

Adjusted EBITDA(1)	236,106	68,547	—	304,653

Interest expense, net	96,084	—	—	96,084
Depreciation and amortization	100,685	3,556	—	104,241
Stock-based compensation	1,681	—	—	1,681
Management fees	5,000	—	—	5,000
Loss on extinguishment of debt	23,075	—	—	23,075

Earnings from continuing operations before gain on disposal of assets and income taxes	9,581	64,991	—	74,572

Gain on disposal of assets, net	102	—	—	102

Earnings from continuing operations before income taxes	$9,683	$64,991	$—	$74,674

Segment assets	$2,356,197	$323,580		$2,679,777

Capital expenditures	$96,678	$1,638		$98,316

Goodwill	$802,894	$5,757		$808,651

	For the Year Ended September 30, 2010
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue before provision for bad debts	$1,730,990	$—	$—	$1,730,990
Less: Provision for bad debts	(197,680)	—	—	(197,680)

Acute care revenue	1,533,310	—	—	1,533,310
Premium revenue	—	792,062	—	792,062
Revenue between segments	11,805	—	(11,805)	—

Total net revenue	1,545,115	792,062	(11,805)	2,325,372

Salaries and benefits (excludes stock-based compensation)	664,667	19,149	—	683,816
Supplies	266,347	198	—	266,545
Medical claims	—	690,456	(11,805)	678,651
Other operating expenses	339,304	24,612	—	363,916
Rentals and leases	38,409	1,546	—	39,955

Adjusted EBITDA(1)	236,388	56,101	—	292,489

Interest expense, net	66,810	—	—	66,810
Depreciation and amortization	92,544	3,562	—	96,106
Stock-based compensation	2,487	—	—	2,487
Management fees	5,000	—	—	5,000

Earnings from continuing operations before gain on disposal of assets and income taxes	69,547	52,539	—	122,086

Gain on disposal of assets, net	108	—	—	108

Earnings from continuing operations before income taxes	$69,655	$52,539	$—	$122,194

Segment assets	$2,032,246	$320,948		$2,353,194

Capital expenditures	$80,966	$302		$81,268

Goodwill	$712,486	$5,757		$718,243

(1)	Adjusted EBITDA represents net earnings from continuing operations before interest expense, income tax expense, depreciation and amortization, stock-based compensation, gain on disposal of assets, loss on extinguishment of debt and management fees. Management fees represent monitoring and advisory fees paid to TPG, the Company’s majority financial sponsor, and certain other members of IASIS Investment LLC. Management routinely calculates and communicates adjusted EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within the healthcare industry to evaluate hospital performance, allocate resources and measure leverage capacity and debt service ability. In addition, the Company uses adjusted EBITDA as a measure of performance for its business segments and for incentive compensation purposes. Adjusted EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net earnings, cash flows generated by operating, investing, or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Adjusted EBITDA, as presented, differs from what is defined under the Company’s Senior Secured Credit Facilities and may not be comparable to similarly titled measures of other companies.

18. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

A summary of accrued expenses and other current liabilities consists of the following (in thousands):

	September 30, 2012	September 30, 2011
Professional and general liabilities-current portion	$13,773	$7,953
Employee health insurance payable	9,920	9,974
Accrued property taxes	8,784	11,118
Health Choice program settlements payable	25,747	40,557
Other	25,019	31,228

	$83,243	$100,830

19. ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of activity in the Company’s allowance for doubtful accounts is as follows (in thousands):

	Beginning Balance	Provision for Bad Debts	Accounts Written Off, Net of Recoveries	Ending Balance
Year Ended September 30, 2010	$126,132	197,680	(198,406)	$125,406
Year Ended September 30, 2011	$125,406	244,263	(184,188)	$185,481
Year Ended September 30, 2012	$185,481	316,653	(266,980)	$235,154

The provision for bad debts increased $72.4 million during the year ended September 30, 2012, primarily as a result of increases in self-pay volume and revenue, and the acquisition of St. Joseph. The provision for bad debts increased $46.6 million during the year ended September 30, 2011, primarily as a result of increases in self-pay volume and revenue, and the acquisitions of Brim and St. Joseph.

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

Summarized audited condensed consolidating balance sheets at September 30, 2012 and 2011, condensed consolidating statements of operations and cash flows for the years ended September 30, 2012, 2011 and 2010, for the Company, segregating the parent company issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, are found below. Prior year amounts have been reclassified to conform to the current year presentation.

IASIS Healthcare LLC

Condensed Consolidating Balance Sheet

September 30, 2012

(in thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$39,219	$9,663	$—	$48,882
Accounts receivable, net	—	127,914	211,835	—	339,749
Inventories	—	24,848	42,802	—	67,650
Deferred income taxes	19,744	—	—	—	19,744
Prepaid expenses and other current assets	—	35,417	82,434	—	117,851

Total current assets	19,744	227,398	346,734	—	593,876
Property and equipment, net	—	377,021	794,636	—	1,171,657
Intercompany	—	(189,824)	189,824	—	—
Net investment in and advances to subsidiaries	2,081,726	—	—	(2,081,726)	—
Goodwill	7,407	73,357	737,660	—	818,424
Other intangible assets, net	—	8,161	21,000	—	29,161
Other assets, net	32,302	16,001	20,195	—	68,498

Total assets	$2,141,179	$512,114	$2,110,049	$(2,081,726)	$2,681,616

Liabilities and Equity
Current liabilities
Accounts payable	$—	$41,470	$60,236	$—	$101,706
Salaries and benefits payable	—	32,267	33,123	—	65,390
Accrued interest payable	28,034	(3,231)	3,231	—	28,034
Medical claims payable	—	—	61,142	—	61,142
Other accrued expenses and other current liabilities	—	40,833	42,410	—	83,243
Current portion of long-term debt and capital lease obligations	10,250	3,137	63,920	(63,920)	13,387

Total current liabilities	38,284	114,476	264,062	(63,920)	352,902
Long-term debt and capital lease obligations	1,840,345	12,762	634,077	(634,077)	1,853,107
Deferred income taxes	120,961	—	—	—	120,961
Other long-term liabilities	—	103,499	611	—	104,110

Total liabilities	1,999,590	230,737	898,750	(697,997)	2,431,080
Non-controlling interests with redemption rights	—	99,164	—	—	99,164
Equity
Member’s equity	141,589	172,430	1,211,299	(1,383,729)	141,589
Non-controlling interests	—	9,783	—	—	9,783

Total equity	141,589	182,213	1,211,299	(1,383,729)	151,372

Total liabilities and equity	$2,141,179	$512,114	$2,110,049	$(2,081,726)	$2,681,616

IASIS Healthcare LLC

Condensed Consolidating Balance Sheet

September 30, 2011

(in thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$140,062	$7,265	$—	$147,327
Accounts receivable, net	—	103,176	174,756	—	277,932
Inventories	—	25,001	43,329	—	68,330
Deferred income taxes	40,415	—	—	—	40,415
Prepaid expenses and other current assets	—	32,032	40,882	—	72,914

Total current assets	40,415	300,271	266,232	—	606,918
Property and equipment, net	—	359,503	808,417	—	1,167,920
Intercompany	—	(291,241)	291,241	—	—
Net investment in and advances to subsidiaries	2,054,007	—	—	(2,054,007)	—
Goodwill	6,760	70,321	731,570	—	808,651
Other intangible assets, net	—	8,779	24,000	—	32,779
Other assets, net	37,111	6,086	20,312	—	63,509

Total assets	$2,138,293	$453,719	$2,141,772	$(2,054,007)	$2,679,777

Liabilities and Equity
Current liabilities
Accounts payable	$—	$25,087	$67,718	$—	$92,805
Salaries and benefits payable	—	29,790	28,589	—	58,379
Accrued interest payable	30,045	(3,234)	3,234	—	30,045
Medical claims payable	—	—	85,723	—	85,723
Other accrued expenses and other current liabilities	—	29,114	71,716	—	100,830
Current portion of long-term debt and capital lease obligations	10,250	3,770	25,107	(25,107)	14,020

Total current liabilities	40,295	84,527	282,087	(25,107)	381,802
Long-term debt and capital lease obligations	1,848,980	15,769	667,969	(667,969)	1,864,749
Deferred income taxes	131,018	—	—	—	131,018
Other long-term liabilities	—	77,818	623	—	78,441

Total liabilities	2,020,293	178,114	950,679	(693,076)	2,456,010
Non-controlling interests with redemption rights	—	95,977	—	—	95,977
Equity
Member’s equity	118,000	169,838	1,191,093	(1,360,931)	118,000
Non-controlling interests	—	9,790	—	—	9,790

Total equity	118,000	179,628	1,191,093	(1,360,931)	127,790

Total liabilities and equity	$2,138,293	$453,719	$2,141,772	$(2,054,007)	$2,679,777

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations

(in thousands)

	For the Year Ended September 30, 2012
	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Net revenue
Acute care revenue before provision for bad debts	$—	$827,687	$1,462,531	$(7,092)	$2,283,126
Less: Provision for bad debts	—	(141,450)	(175,203)	—	(316,653)

Acute care revenue	—	686,237	1,287,328	(7,092)	1,966,473
Premium revenue	—	—	569,142	—	569,142

Total net revenue	—	686,237	1,856,470	(7,092)	2,535,615
Costs and expenses
Salaries and benefits	—	419,300	519,171	—	938,471
Supplies	—	126,814	215,225	—	342,039
Medical claims	—	—	473,217	(7,092)	466,125
Other operating expenses	—	136,793	333,940	—	470,733
Medicare and Medicaid EHR incentives	—	(4,757)	(18,456)	—	(23,213)
Rentals and leases	—	20,650	28,720	—	49,370
Interest expense, net	138,054	—	52,602	(52,602)	138,054
Depreciation and amortization	—	44,712	69,646	—	114,358
Management fees	5,000	(30,941)	30,941	—	5,000
Equity in earnings of affiliates	(117,474)	—	—	117,474	—

Total costs and expenses	25,580	712,571	1,705,006	57,780	2,500,937
Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(25,580)	(26,334)	151,464	(64,872)	34,678
Gain on disposal of assets, net	—	592	1,814	—	2,406

Earnings (loss) from continuing operations before income taxes	(25,580)	(25,742)	153,278	(64,872)	37,084
Income tax expense	3,937	—	1,896	—	5,833

Net earnings (loss) from continuing operations	(29,517)	(25,742)	151,382	(64,872)	31,251
Earnings (loss) from discontinued operations, net of income taxes	(209)	543	3	—	337

Net earnings (loss)	(29,726)	(25,199)	151,385	(64,872)	31,588
Net earnings attributable to non-controlling interests	—	(8,712)	—	—	(8,712)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(29,726)	$(33,911)	$151,385	$(64,872)	$22,876

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations

(in thousands)

	For the Year Ended September 30, 2011
	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Net revenue
Acute care revenue before provision for bad debts	$—	$758,402	$1,275,536	$(10,551)	$2,023,387
Less: Provision for bad debts	—	(101,410)	(142,853)	—	(244,263)

Acute care revenue		656,992	1,132,683	(10,551)	1,779,124
Premium revenue	—	—	757,309	—	757,309

Total net revenue	—	656,992	1,889,992	(10,551)	2,536,433
Costs and expenses
Salaries and benefits	—	384,089	434,653	—	818,742
Supplies	—	124,149	192,128	—	316,277
Medical claims	—	—	640,754	(10,551)	630,203
Other operating expenses	—	137,893	293,177	—	431,070
Medicare and Medicaid EHR incentives	—	(1,003)	(8,039)	—	(9,042)
Rentals and leases	—	19,167	27,044	—	46,211
Interest expense, net	96,084	—	45,519	(45,519)	96,084
Depreciation and amortization	—	40,715	63,526	—	104,241
Management fees	5,000	(27,333)	27,333	—	5,000
Loss on extinguishment of debt	23,075	—	—	—	23,075
Equity in earnings of affiliates	(132,841)	—	—	132,841	—

Total costs and expenses	(8,682)	677,677	1,716,095	76,771	2,461,861
Earnings (loss) from continuing operations before gain (loss) on disposal of assets and income taxes	8,682	(20,685)	173,897	(87,322)	74,572
Gain (loss) on disposal of assets, net	—	(222)	324	—	102

Earnings (loss) from continuing operations before income taxes	8,682	(20,907)	174,221	(87,322)	74,674
Income tax expense	26,160	—	1,214	—	27,374

Net earnings (loss) from continuing operations	(17,478)	(20,907)	173,007	(87,322)	47,300
Earnings (loss) from discontinued operations, net of income taxes	3,320	(8,861)	(60)	—	(5,601)

Net earnings (loss)	(14,158)	(29,768)	172,947	(87,322)	41,699
Net earnings attributable to non-controlling interests	—	(10,338)	—	—	(10,338)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(14,158)	$(40,106)	$172,947	$(87,322)	$31,361

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations

(in thousands)

	For the Year Ended September 30, 2010
	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Net revenue
Acute care revenue before provision for bad debts	$—	$686,890	$1,055,905	$(11,805)	$1,730,990
Less: Provision for bad debts	—	(90,564)	(107,116)	—	(197,680)

Acute care revenue		596,326	948,789	(11,805)	1,533,310
Premium revenue	—	—	792,062	—	792,062

Total net revenue	—	596,326	1,740,851	(11,805)	2,325,372
Costs and expenses
Salaries and benefits	—	351,792	334,511	—	686,303
Supplies	—	111,777	154,768	—	266,545
Medical claims	—	—	690,456	(11,805)	678,651
Other operating expenses	—	121,522	242,394	—	363,916
Rentals and leases	—	16,736	23,219	—	39,955
Interest expense, net	66,810	—	41,270	(41,270)	66,810
Depreciation and amortization	—	40,762	55,344	—	96,106
Management fees	5,000	(22,831)	22,831	—	5,000
Equity in earnings of affiliates	(139,647)	—	—	139,647	—

Total costs and expenses	(67,837)	619,758	1,564,793	86,572	2,203,286
Earnings (loss) from continuing operations before gain (loss) on disposal of assets and income taxes	67,837	(23,432)	176,058	(98,377)	122,086
Gain (loss) on disposal of assets, net	—	273	(165)	—	108

Earnings (loss) from continuing operations before income taxes	67,837	(23,159)	175,893	(98,377)	122,194
Income tax expense	43,290	—	1,425	—	44,715

Net earnings (loss) from continuing operations	24,547	(23,159)	174,468	(98,377)	77,479
Earnings (loss) from discontinued operations, net of income taxes	650	(1,731)	(6)	—	(1,087)

Net earnings (loss)	25,197	(24,890)	174,462	(98,377)	76,392
Net earnings attributable to non-controlling interests	—	(9,925)	—	—	(9,925)

Net earnings (loss) attributable to IASIS Healthcare LLC	$25,197	$(34,815)	$174,462	$(98,377)	$66,467

IASIS Healthcare LLC

Condensed Consolidating Statement of Cash Flows

(in thousands)

	For the Year Ended September 30, 2012
	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities
Net earnings (loss)	$(29,726)	$(25,199)	$151,385	$(64,872)	$31,588
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	44,712	69,646	—	114,358
Amortization of loan costs	7,309	—	—	—	7,309
Stock-based compensation	10,077	—	—	—	10,077
Deferred income taxes	15,443	—	—	—	15,443
Income tax benefit from stock-based compensation	6	—	—	—	6
Income tax benefit from parent company interest	(191)	—	—	—	(191)
Fair value change in interest rate hedges	(1,410)	—	—	—	(1,410)
Amortization of other comprehensive loss	2,057	—	—	—	2,057
Gain on disposal of assets	—	(592)	(1,814)	—	(2,406)
Loss (earnings) from discontinued operations	209	(543)	(3)	—	(337)
Equity in earnings of affiliates	(117,474)	—	—	117,474	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	—	(23,731)	(38,892)	—	(62,623)
Inventories, prepaid expenses and other current assets	—	(3,589)	(42,535)	—	(46,124)
Accounts payable, other accrued expenses and other accrued liabilities	(2,011)	52,093	(75,965)	—	(25,883)

Net cash provided by (used in) operating activities — continuing operations	(115,711)	43,151	61,822	52,602	41,864
Net cash provided by (used in) operating activities — discontinued operations	(28)	21	—	—	(7)

Net cash provided by (used in) operating activities	(115,739)	43,172	61,822	52,602	41,857

Cash flows from investing activities
Purchases of property and equipment	—	(62,208)	(50,164)	—	(112,372)
Cash paid for acquisitions, net	—	12,223	(21,135)	—	(8,912)
Proceeds from sale of assets	—	198	27	—	225
Change in other assets, net	—	5,745	(567)	—	5,178

Net cash used in investing activities	—	(44,042)	(71,839)	—	(115,881)

Cash flows from financing activities
Payment of debt and capital lease obligations	(10,250)	(360)	(3,567)	—	(14,177)
Debt financing costs incurred	(998)	—	—	—	(998)
Distributions to non-controlling interests	—	(8,666)	—	—	(8,666)
Costs paid for repurchase of non-controlling interests	—	(589)	—	—	(589)
Other	—	—	9	—	9
Change in intercompany balances with affiliates, net	126,987	(90,358)	15,973	(52,602)	—

Net cash provided by (used in) financing activities	115,739	(99,973)	12,415	(52,602)	(24,421)

Change in cash and cash equivalents	—	(100,843)	2,398	—	(98,445)
Cash and cash equivalents at beginning of period	—	140,062	7,265	—	147,327

Cash and cash equivalents at end of period	$—	$39,219	$9,663	$—	$48,882

IASIS Healthcare LLC

Condensed Consolidating Statement of Cash Flows

(in thousands)

	For the Year Ended September 30, 2011
	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities
Net earnings (loss)	$(14,158)	$(29,768)	$172,947	$(87,322)	$41,699
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	40,715	63,526	—	104,241
Amortization of loan costs	4,887	—	—	—	4,887
Stock-based compensation	1,681	—	—	—	1,681
Deferred income taxes	6,597	—	—	—	6,597
Income tax benefit from parent company interest	6,981	—	—	—	6,981
Fair value change in interest rate hedges	(1,589)	—	—	—	(1,589)
Amortization of other comprehensive loss	942	—	—	—	942
Loss (gain) on disposal of assets	—	222	(324)	—	(102)
Loss (earnings) from discontinued operations	(3,320)	8,861	60	—	5,601
Loss on extinguishment of debt	23,075	—	—	—	23,075
Equity in earnings of affiliates	(132,841)	—	—	132,841	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	—	(22,638)	4,045	—	(18,593)
Inventories, prepaid expenses and other current assets	—	(36,374)	33,894	—	(2,480)
Accounts payable, other accrued expenses and other accrued liabilities	17,509	23,992	(69,338)	—	(27,837)

Net cash provided by (used in) operating activities — continuing operations	(90,236)	(14,990)	204,810	45,519	145,103
Net cash used in operating activities — discontinued operations	(3,320)	(4,682)	—	—	(8,002)

Net cash provided by (used in) operating activities	(93,556)	(19,672)	204,810	45,519	137,101

Cash flows from investing activities
Purchases of property and equipment	—	(51,822)	(46,494)	—	(98,316)
Cash paid for acquisitions, net	—	(150,291)	(1,406)	—	(151,697)
Proceeds from sale of assets	—	14	140	—	154
Change in other assets, net	—	(2,663)	2,762	—	99

Net cash used in investing activities	—	(204,762)	(44,998)	—	(249,760)

Cash flows from financing activities
Proceeds from refinancing	1,863,730	—	—	—	1,863,730
Payment of debt and capital lease obligations	(1,050,385)	(307)	(2,455)	—	(1,053,147)
Debt financing costs incurred	(52,254)	—	—	—	(52,254)
Distributions to parent company	(632,866)	—	—	—	(632,866)
Distributions to non-controlling interests	—	(8,842)	—	—	(8,842)
Costs paid for repurchase of non-controlling interests	—	(1,146)	—	—	(1,146)
Change in intercompany balances with affiliates, net	(34,669)	231,192	(151,004)	(45,519)	—

Net cash provided by (used in) financing activities	93,556	220,897	(153,459)	(45,519)	115,475

Change in cash and cash equivalents	—	(3,537)	6,353	—	2,816
Cash and cash equivalents at beginning of period	—	143,599	912	—	144,511

Cash and cash equivalents at end of period	$—	$140,062	$7,265	$—	$147,327

IASIS Healthcare LLC

Condensed Consolidating Statement of Cash Flows

(in thousands)

	For the Year Ended September 30, 2010
	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities
Net earnings (loss)	$25,197	$(24,890)	$174,462	$(98,377)	$76,392
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	40,762	55,344	—	96,106
Amortization of loan costs	3,163	—	—	—	3,163
Stock-based compensation	2,487	—	—	—	2,487
Deferred income taxes	30,473	—	—	—	30,473
Income tax benefit from stock-based compensation	(1,770)	—	—	—	(1,770)
Income tax benefit from parent company interest	8,554	—	—	—	8,554
Loss (gain) on disposal of assets	—	(273)	165	—	(108)
Loss (earnings) from discontinued operations	(650)	1,731	6	—	1,087
Equity in earnings of affiliates	(139,647)	—	—	139,647	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	—	9,488	11,791	—	21,279
Inventories, prepaid expenses and other current assets	—	(8,423)	(10,804)	—	(19,227)
Accounts payable, other accrued expenses and other accrued liabilities	1,795	9,462	29,054	—	40,311

Net cash provided by (used in) operating activities — continuing operations	(70,398)	27,857	260,018	41,270	258,747
Net cash used in operating activities — discontinued operations	(216)	(1,292)	—	—	(1,508)

Net cash provided by (used in) operating activities	(70,614)	26,565	260,018	41,270	257,239

Cash flows from investing activities
Purchases of property and equipment	—	(44,246)	(37,022)	—	(81,268)
Cash paid for acquisitions, net	—	(97,891)	(414)	—	(98,305)
Proceeds from sale of assets	—	20	37	—	57
Change in other assets, net	—	4,247	(1,204)	—	3,043

Net cash used in investing activities	—	(137,870)	(38,603)	—	(176,473)

Cash flows from financing activities
Payment of debt and capital lease obligations	(7,521)	(43)	(814)	—	(8,378)
Distribution to parent company in connection with the repurchase of equity, net	(124,962)	—	—	—	(124,962)
Distributions to non-controlling interests	—	(8,984)	—	—	(8,984)
Costs paid for repurchase of non-controlling interests	—	(459)	—	—	(459)
Change in intercompany balances with affiliates, net	203,097	58,059	(219,886)	(41,270)	—

Net cash provided by (used in) financing activities	70,614	48,573	(220,700)	(41,270)	(142,783)

Change in cash and cash equivalents	—	(62,732)	715	—	(62,017)
Cash and cash equivalents at beginning of period	—	206,331	197	—	206,528

Cash and cash equivalents at end of period	$—	$143,599	$912	$—	$144,511

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluations of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2012. Based on this evaluation, the principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2012.

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

Name	Age	Position
W. Carl Whitmer	48	Director, Chief Executive Officer and President
Phillip J. Mazzuca	53	Chief Operating Officer
John M. Doyle	52	Chief Financial Officer
Frank A. Coyle	48	Secretary and General Counsel
James Moake	43	Operations Chief Financial Officer
Edward H. Lamb	55	President, Western Division
Bryanie W. Swilley	52	President, Eastern Division
Peter Stanos	49	Vice President, Ethics and Business Practices
Mike Uchrin	36	Chief Executive Officer, Health Choice Arizona, Inc.
David R. White	65	Chairman of the Board
Jonathan J. Coslet	48	Director
David Dupree	59	Director
Kirk E. Gorman	62	Director
Greg Kranias	35	Director
Todd B. Sisitsky	41	Director
Paul S. Levy	65	Director
Jeffrey C. Lightcap	53	Director
Sharad Mansukani	43	Director

W. Carl Whitmer became a Director of IAS in April 2010. He has served as President since April 2010 and was appointed Chief Executive Officer in November 2010. Prior to that time, he served as Chief Financial Officer since November 2001 and Vice President and Treasurer from March 2000 to October 2001. Prior to joining our company, Mr. Whitmer served various roles including Vice President of Finance and Treasurer and Chief Financial Officer of PhyCor Inc., where he was employed from July 1994 through February 2000. Mr. Whitmer’s responsibilities at PhyCor included mergers and acquisitions, capital planning and management, investor relations, treasury management and external financial reporting. Prior to joining PhyCor Inc., Mr. Whitmer served as a Senior Manager with the accounting firm of KPMG LLP, where he was employed from July 1986 to July 1994. Mr. Whitmer also served on the board of directors, including the audit committee, of Fenwal Transfusion Therapies, from which Mr. Whitmer resigned in December of 2012.

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

John M. Doyle has served as Chief Financial Officer since April 2010. Prior to that time, he served as Vice President and Chief Accounting Officer since July 2006 and Vice President and Treasurer from April 2002 to July 2006. Prior to joining our company, Mr. Doyle was a Senior Manager at Ernst & Young LLP from February 1997 until March 2002 and at KPMG LLP from August 1994 to January 1997, where he specialized in healthcare audit and business advisory services, including mergers and acquisitions. In addition, from October 1991 to August 1994, Mr. Doyle was the Chief Financial Officer for two community hospitals in East Tennessee and North Carolina.

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

Edward H. Lamb joined us as President – Western Division, effective October 1, 2011. In this role, Mr. Lamb oversees our Arizona, Colorado, Nevada and Utah hospitals. Prior to joining our company, Mr. Lamb spent fourteen years with HCA Inc. in various positions, most recently as the President and Chief Executive Officer of Corpus Christi Medical Center, a four-campus, 583-bed system in Corpus Christi, Texas. Prior to that, Mr. Lamb served as President and Chief Executive Officer of HCA’s Alaska Regional Hospital, a 250-bed tertiary care, circumpolar referral medical center in Anchorage, Alaska. He also has served as Chief Executive Officer of two behavioral health hospitals in Arizona – Charter Hospital of the East Valley and St. Luke’s Behavioral Health Center, before its acquisition by IASIS. Mr. Lamb started his career as a Medical Technologist with Orem Community Hospital in Orem, Utah.

Bryanie W. Swilley joined us as President – Eastern Division, effective July 1, 2012. Prior to that time, Mr. Swilley served twelve years as Chief Executive Officer of Jordan Valley Medical Center, including the last five of which he also served as Chief Executive Officer of Pioneer Valley Hospital.

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

Mike Uchrin has served as Chief Executive Officer of Health Choice since April 2012. Mr. Uchrin joined Health Choice in 2002 as a project manager and later became our Director of Information Technology, before becoming our Chief Operating Officer, a position he held for the five years previous to his promotion to Chief Executive Officer.

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

Jonathan J. Coslet became a Director of IAS in June 2004. Mr. Coslet is a TPG Senior Partner. Mr. Coslet is also a member of the firm’s Investment Committee and Management Committee. Prior to joining TPG in 1993, Mr. Coslet was in the Investment Banking Department of Donaldson, Lufkin & Jenrette, specializing in leveraged acquisitions and high yield finance from 1991 to 1993. Mr. Coslet serves on the boards of directors of The Neiman Marcus Group, Inc., PETCO Animal Supplies, Inc., Biomet, Inc. and Quintiles Transnational Corp.

David Dupree became a director of IAS in April 2007. Mr. Dupree has been Managing Director and Chief Executive Officer of The Halifax Group since 1999. Mr. Dupree serves on numerous Halifax portfolio boards. Prior to co-founding Halifax, Mr. Dupree was a Managing Director and Partner with The Carlyle Group, where he was primarily responsible for investments in health, wellness and related sectors. Prior to joining The Carlyle Group in 1992, Mr. Dupree was a Principal in Corporate Finance with Montgomery Securities. Mr. Dupree is a Director Emeritus of Whole Foods Market, Inc., a natural and organic foods supermarket company where he served as Director from 1997 until 2008 and was a director of Primo Water Corporation, a supplier of bottled water dispensers, from 2008 to 2010.

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

Greg Kranias became a Director of IAS effective May 25, 2010. Mr. Kranias serves as a TPG Principal. Prior to joining TPG in 2005, Mr. Kranias worked at the private equity firm Forstmann Little & Company. Before joining Forstmann Little & Company in 2001, Mr. Kranias was an investment banker with Goldman, Sachs & Co. Mr. Kranias is involved with the investment by affiliates of Caesars Entertainment Corporation, Catellus Corporation and Taylor Morrison and serves on the Board of Directors of Catellus Corporation and Taylor Morrison. He received his M.B.A. from the Stanford Graduate School of Business and his A.B. from Harvard College, where he graduated Phi Beta Kappa.

Todd B. Sisitsky became a Director of IAS in June 2004. Mr. Sisitsky is a TPG Partner, where he leads the firm’s investment activities in the healthcare services, pharmaceutical and medical device sectors. In addition to our company, he played leadership roles in connection with investments by TPG in Aptalis Pharma, Biomet, Inc., Fenwal Transfusion Therapies, Surgical Care Affiliates, LLC, HealthScope and IMS Health and serves on the board of directors of each of these companies other than the board of directors of Fenwal Transfusion Therapies, from which Mr. Sisitsky resigned in December of 2012. Prior to joining TPG in 2003, Mr. Sisitsky worked at Forstmann Little & Company and Oak Hill Capital Partners.

Paul S. Levy has been a Director of IAS since October 1999. Mr. Levy is a Managing Director of JLL Partners, Inc., which he founded in 1988. Mr. Levy serves as a director of several companies, including American Dental Partners, Inc., Builders FirstSource, Inc., J.G. Wentworth, Inc., Medical Card Systems, Inc., Patheon Inc. and PGT Inc.

Jeffrey C. Lightcap has been a Director of IAS since October 1999. Since October 2006, Mr. Lightcap is a founding partner and the Senior Managing Director of HealthCor Partners Management, LP (“HCP”). Prior to joining HCP, Mr. Lightcap was a Senior Managing Director at JLL Partners, Inc., which he joined in June 1997. From February 1993 to May 1997, Mr. Lightcap was a Managing Director at Merrill Lynch & Co., Inc., where he was the head of leveraged buyout firm coverage for the Mergers & Acquisitions group. Mr. Lightcap also serves as a director of CareView Communications, Inc., a healthcare technology provider.

Sharad Mansukani became a Director of IAS in April 2005. Dr. Mansukani serves as a TPG senior advisor, and serves on the faculty at both the University of Pennsylvania and Temple University School of Medicine. Dr. Mansukani previously served as a senior advisor to the Administrator of CMS from 2003 to 2005, and as Senior Vice President and Chief Medical Officer of Health Partners, a non-profit Medicaid and Medicare health plan owned at the time by Philadelphia-area hospitals. Dr. Mansukani completed a residency and fellowship in ophthalmology at the University of Pennsylvania School of Medicine and a fellowship in quality management and managed care at the Wharton School of Business. Dr. Mansukani also served as a director of Healthspring, Inc. from 2007 until January 2012.

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

Audit Committee Financial Expert

The current members of our audit committee are Messrs. Kranias, Lightcap and Gorman. IAS’ board of directors has determined that Mr. Gorman is an “audit committee financial expert” as that term is defined in Item 401(h) of Regulation S-K promulgated by the SEC.

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

COMPENSATION DISCUSSION AND ANALYSIS

Executive Summary

This section discusses the principles underlying our executive compensation policies and decisions. It provides qualitative information regarding the manner in which compensation is earned by our executive officers and places in context the data presented in the tables that follow. In particular, we address the compensation paid or awarded during our 2012 fiscal year to the following executive officers: W. Carl Whitmer, our President and Chief Executive Officer; Philip J. Mazzuca, our Chief Operating Officer; John M. Doyle, our Chief Financial Officer; Frank Coyle, our Secretary and General Counsel; and Edward Lamb, President of our Western Division. We refer to these five executive officers as our “named executive officers”.

Since the equity of our company is owned by a group of sophisticated investment funds who also control our board of directors, our compensation structure is largely driven by these investment funds, who draw upon their extensive experience and expertise with respect to executive compensation structures and incentives. Our Compensation Committee (the “Committee”) is made up of three individuals, including the Chairman of the Board of Directors of IAS, a representative of JLL Partners and a TPG Partner who represents our equity investors and chairs the Committee.

The Committee seeks to design compensation policies that motivate executive officers to grow the Company’s value, aligning the officers’ financial interests with its investors’ while encouraging long-term executive retention. We believe that these policies have enabled us to attract and retain a senior executive team comprised of talented individuals with deep healthcare industry experience. To promote top performance and long-term retention, under the Committee’s direction and supervision, we have developed a compensation structure that uses base salary to compensate our executives in a manner that we believe is appropriate, while also offering annual cash bonus and long-term equity incentives designed to focus our management team on our Company’s annual and long-term strategic and operational objectives. The Committee believes that in years of outstanding achievement by the Company, our named executive officers should be properly rewarded for contributing to our success through a combination of incentive-based cash and equity awards.

During fiscal 2012, our Company faced significant external challenges that included an uncertain regulatory environment, significant pressures on state budgets that negatively impacted our hospitals’ results through reduced reimbursement rates, an increase in volume of uninsured patients and increased difficulty in collecting for care delivered to patients. In addition, structural changes to Arizona’s Medicaid program resulted in significant declines in revenue and earnings at our health plan. We believe our executive team produced strong operating results considering these challenges. We also achieved significant objectives that included our strategic partnership with Aurora Healthcare, development of various access points of healthcare delivery, creation of a new provider network called Health Choice Preferred, and a return of capital to our equity holders. We took these accomplishments into account in determining the compensation awards discussed in more detail below.

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

During our fiscal year ended September 30, 2012, the Committee did not rely on the advice or reports of any external compensation consultant in making compensation decisions. As TPG has substantial experience and expertise in executive compensation, including with respect to executive compensation practices at its own portfolio companies, and in some cases internally employs compensation experts, the Committee may from time to time rely upon such internal experience and expertise.

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

Process

The Committee’s process for determining executive compensation is straightforward and involves consideration of executive compensation practices at TPG’s portfolio companies, as well as the highly competitive market for healthcare executives. While the Committee does not benchmark to any specified peer group or seek to set compensation in relation to compensation averages at other healthcare industry companies, our management team prepares for the Committee informal schedules that compare our cash compensation to the cash compensation offered by certain comparable companies in the acute hospital industry that file such information with the SEC. These comparisons are part of the total mix of information used to annually evaluate base salary, short-term incentive compensation and total cash compensation. The Committee also, from time to time, relies on analysis performed by TPG that compares the compensation of our executive officers with that of other portfolio companies or private equity backed companies, to the extent internally or publicly available. Since one of the objectives of our compensation program is to consistently reward and retain top performers, compensation will also vary depending on individual and Company performance, as well as reflect the bargaining and negotiations associated with attracting and retaining top performers.

Pay for Performance

Our compensation philosophy seeks to align compensation with performance. With respect to our named executive officers, the primary factor that we use in structuring annual incentive compensation, including payouts under our short-term incentive plan is Adjusted EBITDA (as such term is defined in Note 17 to our consolidated financial statements) compared to our company budget for such year. We believe that Adjusted EBITDA represents the single best measure of our company’s operating performance, financial health and long-term value creation. Other factors that may be in the Committee’s discretion be considered in certain years include:

•	Year-over-year growth in Adjusted EBITDA;

•	Free cash flow;

•	Return on equity;

•	Peer company comparisons including comparisons of net revenue growth, expense margins and return on capital;

•	Individual, company or division performance including certain quality and other core performance measures;

•	Execution of key strategic initiatives, including business and provider network development

•	Promotion of an effective, company-wide program that fosters a culture of legal compliance; and

•	Response to unusual or extreme events.

Another component of the Company’s pay for performance compensation philosophy is the significant equity holdings of the named executive officers. Certain named executive officers were granted common stock options during the 2012 fiscal year, which we discuss in more detail below under “Long-Term Incentive Compensation.”

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

Components of the Executive Compensation Program

Employment Agreements

Mr. Whitmer and the Company negotiated a new employment agreement with the Company upon his promotion to President during fiscal 2010. Mr. Doyle entered into a negotiated employment agreement upon his promotion to Chief Financial Officer at the same time. Mr. Mazzuca’s employment agreement was negotiated and entered into in conjunction with his return to the Company at the beginning of the 2011 fiscal year. Mr. Coyle entered into a negotiated employment agreement with the Company in December 2011. Mr. Lamb entered into a negotiated employment agreement upon joining the Company in October 2011

Base Salary

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

Mr. Whitmer’s, Mr. Doyle’s and Mr. Mazzuca’s fiscal year 2012 annual base salaries were established as part of the employment agreements each negotiated with our Company during the 2010 fiscal year’s management transition process. Mr. Coyle received an annual base salary of $399,000, which was negotiated in connection with his employment agreement. Mr. Lamb received an annual base salary of $450,000, which was negotiated in conjunction with his recruitment to the Company to serve as President of our Western Division. We believe this base salary reflects Mr. Lamb’s extensive hospital industry experience. To facilitate his relocation, Mr. Lamb received a one-time bonus of $200,000. Additionally, pursuant to his employment agreement, Mr. Lamb received mortgage interest payments of $23,758 in the aggregate, to cover mortgage payments during his relocation.

Short-Term Incentive Compensation

Our named executive officers have the opportunity to earn cash incentive awards based upon the level of achievement of financial performance metrics. The range of potential payouts for Mr. Whitmer, Mr. Mazzuca, Mr. Doyle, Mr. Coyle and Mr. Lamb are set forth in their employment agreements and were highly negotiated.

Before the end of the first quarter of the relevant fiscal year, the Company, with the input of members of the board of directors and the investors, establishes target levels for adjusted EBITDA and, in certain years, other operating metrics such as revenue growth and free cash flow that are used both for compensation and budgeting purposes. Our performance during the year versus the adjusted EBITDA target levels is the primary factor in calculating the short-term incentive compensation paid to our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and General Counsel. The performance of our divisions during the year versus the adjusted EBITDA target levels is the primary factor, along with the execution of strategic initiatives, the achievement of certain quality and customer service metrics, cash collections and other operational goals, in calculating the short-term incentive compensation paid to division executives. We then establish threshold, target and maximum target incentive levels based on each named executive officer’s employment agreement, where applicable, and what we believe to be appropriate levels relative to the executive’s position in the Company.

For 2012, we established the following annual incentive target levels for our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer General Counsel and President-Western Division:

Annual Short-Term Incentive Award Ranges (as a Percentage of Base Salary) for Fiscal 2012

	Threshold	Target	Maximum
W. Carl Whitmer	20%	100%	200%
Phillip J. Mazzuca	10%	50%	100%
John M. Doyle	10%	50%	100%
Frank A. Coyle	—	50%	50%
Ed Lamb	—	50%	100%

While the primary factor in calculating short-term incentive compensation payouts for Mr. Whitmer, Mr. Doyle and Mr. Mazzuca is adjusted EBITDA, Mr. Sisitsky or the Committee, as relevant, may consider, in his or its discretion, other qualitative and quantitative factors in awarding annual incentive compensation to executives, including those discussed above under “Pay for Performance” and other metrics such as quality and customer service metrics, cash collections, certain operational and individual goals, in either determining whether an incentive payment is to be made or setting the amount of the incentive paid. For Mr. Coyle, the primary factor in calculating short-term incentive compensation is adjusted EBITDA, and Mr. Whitmer, as relevant, may consider, in his discretion, other qualitative and quantitative factors in awarding annual incentive compensation. For Mr. Lamb, the primary factors in calculating short-term incentive compensation are adjusted EBITDA of the Company’s Western Division, along with the execution of strategic initiatives and the achievement of certain quality and customer service metrics, and Mr. Whitmer, as relevant, may consider, in his discretion, other qualitative and quantitative factors in awarding annual incentive compensation.

In fiscal 2012, we achieved adjusted EBITDA of $302.2 million, as described in Note 17 to the consolidated financial statements included elsewhere in this document, which represented more than 95% of our adjusted EBITDA target. We achieved this adjusted EBITDA level during a very challenging year. Our hospitals faced significant downward pressure on government reimbursement rates. In particular, steeper-than-anticipated Medicaid rate cuts in Arizona and Texas impacted our hospitals’ results in those states, while our Medicaid and Medicare managed health plan, Health Choice, experienced cuts in capitation rates, the effects of a statewide disenrollment of significant numbers of childless adults from Arizona’s Medicaid rolls and implementation of a tiered profit share program. In reviewing adjusted EBITDA for compensation purposes, the Committee noted that continued focus on expense management and efficient operations greatly mitigated the effect of this pressure on revenue. The Company also accomplished a number of important strategic objectives, including the acquisition of strategically important clinics and facilities as a continuation of our in-market development initiatives, the establishment of a transformational partnership with Aurora Health Care and the return of capital to our equity holders. Taking this into account, the Committee deemed it appropriate to award our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer short-term incentive awards for fiscal year 2012 at amounts between the threshold and target levels. Our Chief Executive Officer determined Mr. Coyle’s short-term incentive award at an amount less than the maximum amount of his target based on Company-wide performance and other factors including Mr. Coyle’s contribution to resolution of litigation contingencies and efforts in the formation of the Aurora IASIS Partnership. Our Chief Executive Officer determined Mr. Lamb’s short-term incentive award at an amount less than the maximum amount of his target based on the performance of the Western Division and other factors including the execution of certain strategic initiatives and the achievement of quality and customer service goals.

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

Generally, the exercise price of an option grant is set at no less than the fair market value of a share of the common stock as of the grant date, as determined by the IAS board of directors in good faith and, as necessary, supplemented and supported by an independent third party valuation. We have no formal practices regarding the timing of option grants.

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

During fiscal 2012, Mr. Coyle received an option to purchase an additional 12,000 shares of IAS common stock as part of our desire to motivate him in his duties as our Secretary and General Counsel. Mr. Lamb received an option to purchase 70,000 shares of IAS common stock as part of his recruitment to the Company and our desire to motivate him in his duties as President of our Western Division. The specific terms of these option awards are disclosed in the table below entitled “Outstanding Equity Awards at Fiscal 2012 Year-End.”

Non-qualified Executive Savings Plan

We provide certain of our employees a non-qualified executive savings plan. The plan is a voluntary, tax-deferred savings vehicle that is available to those employees earning a minimum base salary ($115,000 in 2012). The executive savings plan was implemented in order to assist in the recruitment and retention of key executives by providing the ability to defer additional pre-tax compensation in excess of the limits allowed by the Company’s 401(k) plan.

An eligible employee must contribute the maximum allowed by law to the IASIS 401(k) plan in order to participate in the non-qualified executive savings plan. There are two types of deferrals available under the plan: excess deferrals and additional deferrals. Excess deferrals are contributions that are deposited into the non-qualified executive savings plan because either (a) the participant’s earnings have exceeded $250,000 and/or (b) the participant’s deferrals into the 401(k) plan have reached a dollar limit stipulated by the IRS ($17,000 in 2012). Excess deferrals are automatically deposited into the non-qualified executive savings plan if these limits are reached. Executive excess deferrals are matched at the same rate as contributions to the IASIS 401(k) plan. There is a five-year service requirement for participants to vest in the IASIS excess matching contributions. Currently, none of the named executive officers participates in the plan.

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

Severance and Change in Control Agreements

Mr. Whitmer entered into a new negotiated employment agreement upon his promotion to President during fiscal 2010. Mr. Doyle entered into a negotiated employment agreement upon his promotion to Chief Financial Officer during fiscal 2010. Mr. Mazzuca entered into a negotiated employment agreement upon his return to the Company at the beginning of the 2011 fiscal year, which included a $75,000 sign-on bonus to induce him to return to our Company and the Nashville, Tennessee area. Mr. Coyle entered into a negotiated employment agreement in December 2011. Mr. Lamb entered into a negotiated employment agreement upon joining the Company as President of our Western Division in October 2011. We believe that reasonable and appropriate severance and change in control benefits are appropriate in order to be competitive in our executive retention efforts. In agreeing to these benefits, the board of directors recognized that it may be difficult for such executives to find comparable employment within a short period of time. In addition, the board of directors recognized that formalized severance and change in control arrangements are common benefits offered by employers competing for similar senior executive talent. Information regarding applicable payments under such agreements for the named executive officers is provided under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” and “Potential Payments Upon Termination or Change in Control.”

Perquisites

From time to time we agree to provide certain executives with perquisites. We provide these perquisites on a limited basis in order to attract key talent and to enhance business efficiency. We believe these perquisites are in line with market practice. For fiscal 2012, we provided the named executive officers with the following perquisite:

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

Compensation Committee Conclusion

The Committee’s philosophy for executive pay for fiscal 2012 was intended to reflect the unique attributes of our company and each employee individually in the context of our pay positioning policies, emphasizing an overall analysis of the executive’s performance for the prior year, projected role and responsibilities, required impact on execution of our strategy, vulnerability to recruitment by other companies, external pay practices, total cash compensation and equity positioning internally, current equity holdings, and other factors the Committee deemed appropriate. We believe our approach to executive compensation emphasized significant time and performance-based elements intended to promote long-term investor value and strongly aligned the interests of our executive officers with those of investors.

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

Compensation Committee:

Todd Sisitsky
David White
Jeffrey C. Lightcap

Summary Compensation Table — Fiscal 2012

The following table sets forth, for the fiscal year ended September 30, 2012, the compensation earned by the Principal Executive Officer and Principal Financial Officer. The table also sets forth the compensation earned by our other three most highly compensated executive officers during 2012. We refer to these persons as our named executive officers. For 2012, “Salary” accounted for approximately 49.0% of the total compensation of the named executive officers, “Option Awards” accounted for approximately 27.6% of total compensation, and all other compensation accounted for approximately 23.4% of total compensation. There are no above-market or preferential earnings on deferred compensation. Consequently, the table does not include earnings on deferred amounts. None of the named executive officers is eligible for pension benefits as we do not have a defined benefit program.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)(4)
W. Carl Whitmer
President and Chief	2012	787,500	—	636,071	500,000	—	3,060	1,926,631
Executive Officer	2011	741,667	—	3,733,992	1,100,000	—	8,123	5,583,782
	2010	585,458	—	1,438,157	—	—	7,945	2,031,560

Phillip J. Mazzuca
Chief Operating Officer	2012	600,000	—	55,148	195,000	—	3,117	853,265
	2011	536,905	—	3,480,840	415,000	—	82,452	4,515,197

John M. Doyle
Chief Financial Officer	2012	412,000	—	115,858	130,000	—	2,111	659,969
	2011	400,000	—	1,307,952	250,000	—	8,316	1,966,268
	2010	321,515	—	150,453	—	—	9,179	481,147

Frank A. Coyle
Secretary and General	2012	399,000	—	411,130	120,600	—	1,598	932,328
Counsel	2011	377,393	—	—	188,696	—	7,695	573,784
	2010	339,570	—	221,255	—	—	7,640	568,465

Edward Lamb
President – Western Division	2012	450,000	—	1,288,143	85,500	—	225,490	2,049,133

1.	The amounts reported for 2012 include the incremental fair value calculated pursuant to ASC 718 in regards to a stock option re-pricing completed by the Company in September 2012, as follows: Mr. Whitmer, $636,071; Mr. Mazzuca, $55,148; Mr. Doyle, $115,858; Mr. Coyle, $184,880; and Mr. Lamb, $21,143. The remaining amount reported for 2012, along with the amount in 2011, represents the grant date fair value calculated pursuant to ASC 718 of options awards granted during the fiscal year and does not represent an amount paid to or realized by the named executive officer. There is no certainty that the named executive officer will realize any value from these stock options or the re-pricing, and to the extent they do, the amounts realized may have no correlation to the amounts reported above. For 2010, amount represents the incremental fair value paid for canceled vested rollover options to purchase common stock.
2.	Represents compensation to the named executive officers made pursuant to the Company’s short-term incentive bonus plan for Messrs. Whitmer, Mazzuca, Doyle and Coyle, and compensation paid pursuant to the Company’s Market Executive Incentive Plan for Mr. Lamb.
3.	Represents the Company’s 401(k) matching contribution and group term insurance amounts. For Mr. Lamb, the amount also includes the $200,000 relocation bonus to join the Company and $23,758 in mortgage interest payments.
4.	See footnote 1 above regarding the difference between the amounts reported for purposes of stock option grants and repricing under SEC and accounting rules and amounts actually realized by the named executive officer (if any).

Grants of Plan-Based Awards in Fiscal Year 2012

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
Name of Executive	Threshold ($)	Target ($)	Maximum ($)
W. Carl Whitmer	157,500	787,500	1,575,000
Phillip J. Mazzuca	60,000	300,000	600,000
John M. Doyle	41,200	206,000	412,000
Frank A. Coyle	—	199,500	199,500
Edward Lamb	—	225,000	450,000

1.	Awards made under the 2012 Short Term Incentive Plan. Mr. Lamb’s was made pursuant to the Company’s Market Executive Incentive Plan.

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

In connection with his return to the Company as Chief Operating Officer, Mr. Mazzuca entered into a negotiated employment agreement. Under the term of the employment agreement, Mr. Mazzuca is entitled to an initial base salary of $550,000 per year. He also received a sign-on bonus of $75,000 to induce him to relocate and rejoin our Company. Mr. Mazzuca is entitled to receive an annual cash target bonus of 50% of his base salary and an annual cash maximum of 100% of his base salary based upon the achievement of certain performance objectives set annually by the IAS board of directors. In October 2010, pursuant to the terms of the employment agreement, Mr. Mazzuca was also granted an option to purchase 165,000 shares of common stock of IAS at fair market value on the date of grant and under the terms of the related grant agreement and the Amended and Restated IAS 2004 Stock Option Plan.

In December 2011, Mr. Coyle entered into a negotiated employment agreement. Under the term of the employment agreement, Mr. Coyle is entitled to an initial base salary of $399,000 per year. Mr. Coyle is entitled to receive an annual cash target bonus of 50% of his base salary based upon the achievement of certain performance objectives set annually by our Chief Executive Officer.

On August 9, 2011, Mr. Lamb entered into a negotiated employment agreement upon join the Company as President of our Western Division. Under the term of the employment agreement, Mr. Lamb is entitled to an initial base salary of $450,000 per year. He also received a relocation bonus of $200,000 to induce him to relocate and join our Company. Mr. Lamb is entitled to receive an annual cash target bonus of 50% of his base salary and an annual cash maximum of 100% of his base salary based upon the achievement of certain performance objectives as defined in the Company’s Market Executive Incentive Program. In January 2012, pursuant to the terms of the employment agreement, Mr. Lamb was also granted an option to purchase 70,000 shares of common stock of IAS at fair market value on the date of grant and under the terms of the related grant agreement and the Amended and Restated IAS 2004 Stock Option Plan.

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

As of September 30, 2012, options to purchase a total of 2,370,747 shares had been granted and were outstanding under this plan, of which 1,515,926 were then vested and exercisable.

Outstanding Equity Awards at Fiscal 2012 Year-End

The following table summarizes the outstanding equity awards held by each named executive officer at September 30, 2012.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(d)	(e)
W. Carl Whitmer	116,800	—	15.25	6/23/14
	85,200	—	15.25	3/22/15
	3,250	—	30.93	4/1/16
	3,300	2,200	30.00	10/2/18
	21,240	67,260	40.91	10/11/20
	10,620	77,880	40.91	11/1/20

Phillip J. Mazzuca	19,800	145,200	40.91	10/11/20

John M. Doyle	18,300	—	15.25	9/9/14
	6,700	—	15.25	3/22/15
	13,000	—	30.93	4/1/16
	7,200	4,800	30.00	10/2/18
	14,880	47,120	40.91	10/11/20

Frank A. Coyle	30,000	—	15.25	9/9/14
	30,000	—	15.25	3/22/15
	10,000	—	30.93	4/1/16
	3,000	2,000	30.00	10/2/18
	—	12,500	40.91	1/14/22

Edward Lamb	—	70,000	40.91	1/14/22

Option Award Vesting Schedule

Named Executive Officers

Grant Date	Vesting Schedule
6/23/2004	20% vests each year for five years from date of grant
9/9/2004	20% vests each year for five years from date of grant
3/22/2005	20% vests each year for five years from date of grant
4/1/2006	20% vests each year for five years from date of grant
10/2/2008	20% vests each year for five years from date of grant
10/11/2011	60% of the total amount of options granted vest ratably over a five year period; 40% of the total amount of options granted vest based on the Company achieving certain performance measures
11/1/2011	60% of the total amount of options granted vest ratably over a five year period; 40% of the total amount of options granted vest based on the Company achieving certain performance measures
1/14/2012	60% of the total amount of options granted vest ratably over a five year period; 40% of the total amount of options granted vest based on the Company achieving certain performance measures

Pension Benefits

We maintain a 401(k) plan as previously discussed in the Compensation Discussion and Analysis. We do not maintain any defined benefit plans.

Non-qualified Deferred Compensation for Fiscal 2012

We introduced our non-qualified executive savings plan July 1, 2006. The plan is a voluntary, tax-deferred savings vehicle that is available to those employees, including physicians, earning a minimum base salary ($115,000 in 2012). The executive savings plan was implemented in order to contribute to the recruitment and retention of key executives by providing the ability to defer additional pre-tax compensation in excess of the limits allowed by our 401(k) plan.

An eligible employee must contribute the maximum allowed by law to the IASIS 401(k) Retirement Savings Plan in order to participate in the non-qualified executive savings plan. There are two types of deferrals available under the plan: excess deferrals and additional deferrals. Excess deferrals are contributions that are deposited into the non-qualified executive savings plan because either (a) the participant’s earnings have exceeded $250,000 and/or (b) the participant’s deferrals into the 401(k) retirement plan have reached a dollar limit stipulated by the IRS ($17,000 in 2012). Excess deferrals are automatically deposited into the non-qualified executive savings plan if these limits are reached. Physician excess deferrals are not matched. Executive excess deferrals are matched at the same rate as contributions to the IASIS 401(k) plan. There is a five-year service requirement for participants to vest in the IASIS excess matching contributions. Currently, none of the named executive officers participates in the plan.

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

Employment Agreements

Mr. Whitmer entered into a new negotiated employment agreement upon his promotion to President during fiscal 2010. Mr. Doyle entered into a negotiated employment agreement upon his promotion to Chief Financial Officer at the same time. Mr. Mazzuca entered into a negotiated employment agreement upon rejoining the Company as Chief Operating Officer at the beginning of the 2011 fiscal year. Mr. Coyle entered into a negotiated employment agreement in December 2011. Mr. Lamb entered into a negotiated employment agreement in August 2011. Information regarding these employment agreements is provided under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” and “Potential Payments Upon Termination or Change of Control.”

Potential Payments Upon Termination or Change in Control

Messrs. Whitmer and Mazzuca have employment agreements in place that requires payment upon certain termination events including, in certain circumstances, a change of control. Messrs. Doyle, Coyle and Lamb also have employment agreements in place that require payment upon certain termination events.

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

Mr. Lamb’s employment agreement does not provide for benefits to be paid to the executive upon death.

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

Mr. Lamb’s employment agreement does not provide for benefits to be paid to the executive upon disability.

Termination by the Company for Cause

Upon termination for cause, the executive will be entitled to receive all base salary and benefits to be paid or provided to the executive through the date of termination. In the event of a termination for cause, Mr. Lamb will be required to repay the retention bonus, with such amount being reduced 25% on each anniversary of the date of the employment agreement.

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

Mr. Lamb’s employment agreement provides that following his termination by the Company without cause, he will receive an amount equal to one year of base salary and shall not be required to repay the retention bonus.

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

Mr. Lamb’s employment agreement does not address this scenario.

By the Executive without Good Reason or the Executive’s Failure to Extend the Employment Term

Upon termination by the executive without good reason or failure to extend the employment term, the executive will be entitled to receive all base salary and benefits to be paid or provided to the executive through the date of termination. Mr. Lamb’s employment agreement also provides he will be required to pay the remaining 25% of the retention bonus upon termination due to non-renewal at the end of the term.

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

Mr. Lamb’s employment agreement does not address termination for good reason.

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

Mr. Lamb’s employment agreement provides that Mr. Lamb will receive the following upon the Company’s failure to extend the employment term:

(i) a waiver of the obligation to repay the remaining 25% of his retention bonus; and

(ii) an amount equal to one year of base salary.

Resignation

Mr. Lamb’s employment agreement provides that upon his resignation during the term, Mr. Lamb will be entitled to base salary and benefits to be paid or provided to Mr. Lamb through the date of termination. In addition, Mr. Lamb will be required to repay the retention bonus, with such amount being reduced 25% on each of the anniversaries of the date of the agreement.

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

In addition, the employment agreements contain non-competition and non-solicitation provisions pursuant to which Mr. Whitmer, Mr. Mazzuca, Mr. Doyle, Mr. Coyle and Mr. Lamb will not compete with IAS or its subsidiaries within 25 miles of the location of any hospital we manage for two years (eighteen months with respect to Mr. Doyle and Mr. Coyle and twelve months with respect to Mr. Lamb) following the date of termination of such person’s employment. The agreements provide that during this time such person will not solicit or recruit our business partners and employees, respectively.

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

Summary of Payments Made Upon Termination or a Change of Control

The following tables describe the potential payments and benefits under our compensation and benefit plans and arrangements to which Messrs. Whitmer, Mazzuca, Doyle, Coyle, and Lamb would be entitled upon a termination of their employment under their employment agreements. In accordance with SEC disclosure rules, dollar amounts below assume a termination of employment on September 28, 2012 (the last business day of our last completed fiscal year).

W. Carl Whitmer	Involuntary Termination Without Cause ($)	Involuntary Termination For Cause ($)	Resignation ($)	Resignation For Good Reason ($)	Retirement ($)	Death ($)	Disability ($)	Change In Control ($)
Cash severance	3,150,000	—	—	3,150,000	—	1,575,000	1,575,000	3,150,000
Health and welfare continuation	29,710	—	—	29,710	—	29,710	29,710	29,710

Total	3,179,710	—	—	3,179,710	—	1,604,710	1,604,710	3,179,710

Philip J. Mazzuca
Cash severance	1,800,000	—	—	1,800,000	—	600,000	600,000	1,800,000
Health and welfare continuation	29,710	—	—	29,710	—	29,710	29,710	29,710

Total	1,829,710	—	—	1,829,710	—	629,710	629,710	1,829,710

John M. Doyle
Cash severance	927,000	—	—	927,000	—	412,000	412,000	—
Health and welfare continuation	21,700	—	—	21,700	—	21,700	21,700	—

Total	948,700	—	—	948,700	—	433,700	433,700	—

Frank A. Coyle
Cash severance	897,750	—	—	897,750	—	399,000	399,000	—
Health and welfare continuation	21,379	—	—	21,379	—	21,379	21,379	—

Total	919,129	—	—	919,129	—	420,379	420,379	—

Edward Lamb
Cash severance	450,000	—	—	—	—	—	—	—
Health and welfare continuation	—	—	—	—	—	—	—	—

Total	450,000	—	—	—	—	—	—	—

Director Compensation for Fiscal 2012

The following table provides compensation information for the year ended September 30, 2012.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Jonathan J. Coslet	—	—	—	—	—
David Dupree	—	—	—	—	—
Kirk E. Gorman	45,000	—	—	—	45,000
Greg Kranias	—	—	—	—	—
Todd B. Sisitsky	—	—	—	—	—
Paul S. Levy	—	—	—	—	—
Jeffrey C. Lightcap	—	—	—	—	—
Sharad Mansukani	75,000	—	—	—	75,000
David R. White	252,496	—	—	—	252,496
Sandra McRee	—	—	—	—	—

Name	Aggregate Options Held at Fiscal Year End	Aggregate Stock Awards Held at Fiscal Year End
Jonathan J. Coslet	—	—
David Dupree	—	—
Kirk E. Gorman	4,143	4,143
Greg Kranias	—	—
Todd B. Sisitsky	—	—
Paul S. Levy	—	—
Jeffrey C. Lightcap	—	—
Sharad Mansukani	13,084	13,084
David R. White	497,250	—
Sandra McRee	206,800	—

On February 14, 2005, pursuant to a Director Compensation and Restricted Share Award Agreement, IAS granted Kirk Gorman options to purchase 1,175 shares of IAS’s common stock and committed to grant Mr. Gorman, on each of the first, second, third and fourth anniversaries of the grant date, provided that he is still a director, options to purchase a number of shares valued at $18,750 based on the fair market value of the common stock as determined on each such anniversary. These grants were made pursuant to the form of a stock option grant agreement under the IAS 2004 Stock Option Plan. In addition, IAS entered into a Director Compensation and Restricted Share Award Agreement with Mr. Gorman on the grant date. Pursuant to such Director Compensation and Restricted Share Award Agreement, IAS agreed to pay Mr. Gorman cash compensation of $9,375 for the fiscal quarter ended December 31, 2004 and annual cash compensation of $37,500 for the remaining term (five years or until the date on which, for any reason, Mr. Gorman no longer serves as a director of the company) in equal quarterly installments, in consideration for his services as a member of IAS’s board of directors. IAS also granted Mr. Gorman 1,175 shares of restricted common stock on the grant date and committed to grant Mr. Gorman, on each of the first, second, third and fourth anniversaries of the grant date, provided that he is still a director, restricted common stock valued at $18,750 based on the fair market value of the common stock as determined on each such anniversary. On February 1, 2011, pursuant to a new Director Compensation and Restricted Share Award Agreement, IAS granted Mr. Gorman options to purchase 411 shares of IAS’s common stock and committed to grant Mr. Gorman on the first anniversary of the grant date, provided that he is still a director, options to purchase a number of shares valued at $18,750 based on the fair market value of the common stock as determined on each such anniversary. These grants were made pursuant to the form of a stock option grant agreement under the IAS 2004 Stock Option Plan. In addition, IAS entered into a Director Compensation and Restricted Share Award Agreement with Mr. Gorman on the grant date. Pursuant to such Director Compensation and Restricted Share Award Agreement, IAS agreed to pay Mr. Gorman annual cash compensation of $45,000 in consideration for his services as a member of IAS’s board of directors. IAS also granted Mr. Gorman 411 shares of restricted common stock on the grant date.

On April 14, 2005, IAS granted Sharad Mansukani options to purchase 938 shares of IAS’s common stock and committed to grant Dr. Mansukani, on each of the first, second, third and fourth anniversaries of the grant date, provided that he is still a director, options to purchase a number of shares of common stock valued at $18,750 based on the fair market value of the common stock on each such anniversary. These grants were made pursuant to the form of a stock option grant agreement under the IAS 2004 Stock Option Plan. In addition, IAS entered into a Director Compensation and Restricted Share Award Agreement with Dr. Mansukani on the grant date. Pursuant to such Director Compensation and Restricted Share Award Agreement, IAS agreed to pay Dr. Mansukani annual cash compensation of $37,500 for the term (five years or until the date on which, for any reason, Dr. Mansukani no longer serves as a director of the Company) of the Director Compensation and Restricted Share Award Agreement, payable in equal quarterly installments, in consideration for his services as a member of IAS’s board of directors. IAS also granted Dr. Mansukani 938 shares of restricted common stock on the grant date and committed to grant Dr. Mansukani, on each of the first, second, third and fourth anniversaries of the grant date, provided that he is still a director, restricted common stock valued at $18,750 based on the fair market value of the common stock on each such anniversary. On April 1, 2011, pursuant to a new Director Compensation Agreement, IAS agreed to pay Dr. Mansukani annual cash compensation of $75,000 in consideration for his services as a member of IAS’s board of directors.

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

Committee Interlocks and Insider Participation

During fiscal 2012, the Committee was composed of David R. White, Todd Sisitsky and Jeffrey Lightcap. Mr. White currently serves as our Chairman and served as our Chief Executive Officer until November 1, 2010. Mr. Sisitsky and Mr. Lightcap are currently Directors of IAS.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plans

The table below sets forth the following information as of September 30, 2012, with respect to IAS’ equity compensation plans (including individual compensation arrangements) under which its equity securities are authorized for issuance, aggregated by (i) all compensation plans previously approved by IAS’ security holders and (ii) all compensation plans not previously approved by IAS’ security holders:

•	the number of securities to be issued upon the exercise of outstanding options;

•	the weighted-average exercise price of the outstanding options; and

•	the number of securities remaining available for future issuance under the plans.

The IAS 2004 Stock Option Plan has been approved by its stockholders. IAS has not issued any warrants or other rights to purchase its equity securities.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-average Exercise Price of Outstanding Options	Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders (1)	2,370,747	$26.60	255,228
Equity compensation plans not approved by security holders	—	—	—

Total	2,370,747	$26.60	255,228

(1)	Consists of 2,370,747 shares of common stock to be issued upon exercise of options issued under IAS’ 2004 Stock Option Plan, with exercise prices ranging from $15.25 to $40.91 per share. Of the 2,625,975 shares of common stock currently authorized for issuance under the 2004 Stock Option Plan, 255,228 shares remain available for future issuance.

Beneficial Ownership of Common Stock

IASIS is a limited liability company consisting of 100% common interests owned by IAS. IAS’ outstanding shares consist of one class of common stock and 99.9% of the outstanding common stock is owned by IASIS Investment. The outstanding equity interest of IASIS Investment is held 74.4% by the TPG Funds (as defined below), 18.8% by JLL and 6.8% by Trimaran.

The following table presents information as of December 21, 2012, regarding ownership of shares of IAS common stock by each person known to be a holder of more than 5% of IAS common stock, the members of the IAS board of directors, each executive officer named in the summary compensation table and all current directors and executive officers as a group.

When reviewing the following table, you should be aware that the amounts and percentage of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days.

Unless otherwise indicated, the address of each person listed below is 117 Seaboard Lane, Building E, Franklin, Tennessee 37067.

Beneficial Owners	Common Shares Beneficially Owned (a)	Percentage of Common Shares Beneficially Owned
IASIS Investment (b)(c)	14,600,000	99.9%
W. Carl Whitmer	240,410	1.6%
Phillip J. Mazzuca	19,800	*
John M. Doyle	60,080	*
Frank A. Coyle	73,000	*
Edward Lamb	—	*

Beneficial Owners	Common Shares Beneficially Owned (a)		Percentage of Common Shares Beneficially Owned
Jonathan J. Coslet (d)	—		—
David Dupree	—		—
Kirk E. Gorman	5,562	(e)	*
Greg Kranias (d)	—		—
Todd B. Sisitsky (d)	—		—
Paul S. Levy (f)	2,744,800		18.8%
Jeffrey C. Lightcap	—		—
Sharad Mansukani (g)	5,088	(e)	*
David White	497,250		3.3%
Current directors and executive officers as a group (18 persons)	3,740,826		20.4%

*	Less than 1%.
(a)	The following shares of common stock subject to options currently exercisable or exercisable within 60 days of December 21, 2012, include: Mr. Whitmer, 240,410; Mr. Mazzuca, 19,800; Mr. Doyle, 60,080; Mr. Coyle, 74,500; Mr. Lamb, 0; and all current directors and executive officers as a group (18 persons), 3,740,826.

(b)	The membership interests of IASIS Investment are owned as follows: the TPG Funds, 74.4%, JLL, 18.8%, and Trimaran, 6.8%.
(c)	The membership interests of IASIS Investment (the “TPG Membership Interests”) owned by the TPG Funds (as defined below) reflect an aggregate of the following: (i) 199,045 membership units of IASIS Investment beneficially owned by TPG IASIS III LLC, a Delaware limited liability company (“TPG IASIS III”), whose sole member is TPG Partners III, L.P., a Delaware limited partnership, whose general partner is TPG GenPar III, L.P., a Delaware limited partnership, whose general partner is TPG Advisors III, Inc., a Delaware corporation (“Advisors III”), (ii) 318,507 membership units of IASIS Investment beneficially owned by TPG IASIS IV LLC (“TPG IASIS IV”), whose sole member is TPG Partners IV, L.P., a Delaware limited partnership (“Partners IV”), whose general partner is TPG GenPar IV, L.P., a Delaware limited partnership, whose general partner is TPG GenPar IV Advisors, LLC, a Delaware limited liability company, whose sole member is TPG Holdings I, L.P., a Delaware limited partnership, whose general partner is TPG Holdings I-A, LLC, a Delaware limited liability company, whose sole member is TPG Group Holdings (SBS), L.P., a Delaware limited partnership, whose general partner is TPG Group Holdings (SBS) Advisors, Inc., a Delaware corporation (“Group Advisors”), (iii) 193,201 membership units of IASIS Investment beneficially owned by TPG IASIS Co-Invest I LLC, a Delaware limited liability company (“TPG Co-Invest I”), whose managing member is Partners IV, and (iv) 32,398 membership units of IASIS Investment beneficially owned by TPG IASIS Co-Invest II LLC, a Delaware limited liability company (“TPG Co-Invest II” and, together with TPG IASIS III, TPG IASIS IV and TPG Co-Invest I, the “TPG Funds”), whose managing member is Partners IV. David Bonderman and James G. Coulter are directors, officers and sole shareholders of Advisors III and Group Advisors and may therefore be deemed to be the beneficial owners of the TPG Membership Interests. Messrs. Bonderman and Coulter disclaim beneficial ownership of the TPG Membership Interests except to the extent of their pecuniary interest therein. The address of Messrs. Bonderman and Coulter is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, TX 76102. The TPG Funds have the right to designate four of the directors of IAS (collectively, the “TPG Directors”), and each TPG Director shall have three votes.
(d)	Jonathan J. Coslet is a TPG Senior Partner, Todd B. Sisitsky is a TPG Partner and Greg Kranias is a TPG Principal. None of Messrs. Coslet, Sisitsky or Kranias has voting or investment power over and each disclaims beneficial ownership of the TPG Membership Interests. The address of Messrs. Coslet, Sisitsky and Kranias is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.
(e)	Represents shares of restricted stock and options currently or exercisable within 60 days of December 21, 2012, granted to Messrs. Gorman and Mansukani pursuant to Director Compensation and Restricted Stock Award Agreements.
(f)	Mr. Levy is a managing director of JLL Partners, Inc. which, through its controlling interest in JLL, which owns 18.8% of IASIS Investment, may be deemed to beneficially own 18.8% of the shares of preferred stock and common stock owned by IASIS Investment. Accordingly, Mr. Levy may be deemed to beneficially own 18.8% of the shares of preferred stock and common stock owned by IASIS Investment.
(g)	Sharad Mansukani is a TPG senior advisor. Mr. Mansukani has no voting or investment power over and disclaims beneficial ownership of the TPG Membership Interests. The address of Mr. Mansukani is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.

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

IASIS Investment Limited Liability Company Operating Agreement

The TPG Funds are party to a limited liability company operating agreement of IASIS Investment with Trimaran and JLL. The TPG Funds, JLL and Trimaran hold approximately 74.4%, 18.8% and 6.8%, respectively, of the equity interests of IASIS Investment. TPG IASIS IV is the managing member of IASIS Investment.

The board of directors has not made a determination as to whether each director is “independent” because all of the members of our board have been appointed by our equity sponsors. Pursuant to the limited liability company operating agreement of IASIS Investment, JLL is entitled to nominate two directors to the IAS board of directors. The TPG Funds are entitled to nominate the remaining directors. Messrs. Levy and Lightcap serve on the IAS board of directors as designees of JLL. The remaining directors serve as designees of the TPG Funds. The right of JLL to nominate two directors is subject to its ownership percentage in IASIS Investment remaining at or above 9.4%. In the event JLL’s ownership percentage in IASIS Investment falls below 9.4%, but is at least 4.7%, JLL will have the right to nominate one director. If JLL’s ownership percentage falls below 4.7%, it will not have the right to nominate any directors. The agreement also places certain restrictions on the transfer of membership interests in IASIS Investment. JLL and Trimaran have the right to participate in certain dispositions by the TPG Funds and can be required to participate on the same terms in any sale by the TPG Funds in excess of a specified percentage of its collective interest.

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

Management Services Agreement

We are party to a management services agreement with TPG, JLL and Trimaran. The management services agreement provides that in exchange for consulting and management advisory services that will be provided to us by the investors, we will pay an aggregate monitoring fee of 0.25% of budgeted net revenue up to a maximum of $5.0 million per fiscal year to these parties (or certain of their respective affiliates) and reimburse them for their reasonable disbursements and out-of-pocket expenses. This monitoring fee will be subordinated to the Senior Notes in the event of a bankruptcy of the company. For each of the years ended September 30, 2012, 2011 and 2010, we paid $5.0 million in monitoring fees under the management services agreement.

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

During fiscal year 2012, there were no transactions between our company and a related person requiring disclosure under applicable securities laws.

Item 14.	Principal Accountant Fees and Services.

The following table sets forth the aggregate fees for services related to fiscal years 2012 and 2011 provided by Ernst & Young LLP, our principal accountants:

	Fiscal 2012	Fiscal 2011
Audit Fees (a)	$1,508,304	$1,205,098
Audit-Related Fees (b)	296,894	175,000
Tax Fees	2,400	27,948
All Other Fees (c)	—	—

(a)	Audit Fees represent fees billed for professional services rendered for the audit of our annual financial statements and review of our quarterly financial statements, and audit services provided in connection with other statutory or regulatory filings.

(b)	Audit-Related Fees represent fees billed for assurance services related to the audit of our financial statements, as well as certain due diligence projects.
(c)	All Other Fees represent fees for services provided to us not otherwise included in the categories above.

During fiscal 2012, we reviewed our existing practices regarding the use of our independent auditors to provide non-audit and consulting services, to ensure compliance with SEC proposals. Our audit committee pre-approval policy provides that our independent auditors may provide certain non-audit services which do not impair the auditors’ independence. In that regard, our audit committee must pre-approve all audit services provided to our company, as well as all non-audit services provided by our company’s independent auditors. This policy is administered by our senior corporate financial management, which reports throughout the year to our audit committee. Our audit committee pre-approved all audit and non-audit services provided by Ernst & Young LLP during fiscal years 2012 and 2011.

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

IASIS HEALTHCARE LLC

Date: December 21, 2012	By:	/s/ W. Carl Whitmer
W. Carl Whitmer
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David R. White	Chairman of the Board	December 21, 2012
David R. White

/s/ W. Carl Whitmer W. Carl Whitmer	Chief Executive Officer and President and Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC) (Principal Executive Officer)	December 21, 2012

/s/ John M. Doyle John M. Doyle	Chief Financial Officer (Principal Financial and Accounting Officer)	December 21, 2012

/s/ Jonathan J. Coslet Jonathan J. Coslet	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 21, 2012

/s/ David Dupree David Dupree	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 21, 2012

/s/ Kirk E. Gorman Kirk E. Gorman	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 21, 2012

/s/ Greg Kranias Greg Kranias	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 21, 2012

/s/ Todd B. Sisitsky Todd B. Sisitsky	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 21, 2012

/s/ Paul S. Levy Paul S. Levy	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 21, 2012

/s/ Jeffrey C. Lightcap Jeffrey C. Lightcap	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 21, 2012

/s/ Sharad Mansukani Sharad Mansukani	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 21, 2012

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report or proxy material has been sent to security holders.

EXHIBIT INDEX

Exhibit No	Description of Exhibits

3.1	Certificate of Formation of IASIS Healthcare LLC, as filed with the Secretary of State of the State of Delaware on May 11, 2004 (incorporated by reference to the Company’s Registration Statement on Form S-4 (Comm. File No. 333-117362)).

3.2	Limited Liability Company Agreement of IASIS Healthcare LLC dated as of May 11, 2004 (incorporated by reference to the Company’s Registration Statement on Form S-4 (Comm. File No. 333-117362)).

4.1	Indenture, dated as of May 3, 2011, among IASIS Healthcare LLC, IASIS Capital Corporation, the Guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 8.375% Senior Notes due 2019 (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 6, 2011 (Comm. File No. 333-117362)).

4.2	Registration Rights Agreement dated as of May 3, 2011 by and among IASIS Healthcare LLC, IASIS Capital Corporation, the Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., Citigroup Global Markets Inc., Goldman, Sachs & Co., J.P. Morgan Securities LLC, Deutsche Bank Securities Inc. and SunTrust Robinson Humphrey, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 6, 2011 (Comm. File No. 333-117362)).

4.3	Restatement Agreement, dated as of May 3, 2011, among IASIS Healthcare LLC, IASIS Healthcare Corporation, the lenders party thereto and Bank of America, N.A., as administrative agent and attached thereto as Exhibit A, the Amended and Restated Credit Agreement, dated as of May 3, 2011, among IASIS Healthcare LLC, IASIS Healthcare Corporation, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer and each lender from time to time party thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 6, 2011 (Comm. File No. 333-117362)).

10.1*	Form of Indemnification Agreement (incorporated by reference to the Company’s Registration Statement on Form S-4 (Comm. File No. 333-117362)).

10.2	Contract between Arizona Health Care Cost Containment System and Health Choice Arizona (including Amendment No. 1 thereto), effective as of October 1, 2008 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (Comm. File No. 333-117362)).

10.3	Amendment No. 2 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of January 15, 2009 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 (Comm. File No. 333-117362)).

10.4	Amendment No. 3 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of May 1, 2009 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 (Comm. File No. 333-117362)).

10.5	Amendment No. 4 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of August 1, 2009 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 (Comm. File No. 333-117362)).

10.6	Amendment No. 5 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of August 1, 2009 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 (Comm. File No. 333-117362)).

10.7	Amendment No. 6 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2009 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 (Comm. File No. 333-117362)).

10.8	Amendment No. 7 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2009 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 (Comm. File No. 333-117362)).

10.9	Amendment No. 8 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2009 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 (Comm. File No. 333-117362)).

Exhibit No	Description of Exhibits

10.10	Amendment No. 9 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2009 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 (Comm. File No. 333-117362)).

10.11	Amendment No. 10 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2010 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 (Comm. File No. 333-117362)).

10.12	Amendment No. 11 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2009 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 (Comm. File No. 333-117362)).

10.13	Amendment No. 12 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2009 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 (Comm. File No. 333-117362)).

10.14	Amendment No. 16 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2011 (incorporated by reference to the Company’s Registration Statement on Form S-4 (Comm. File No. 333-117620)).

10.15	Amendment No. 19 to Contract between Arizona Health Care Cost Containment System and Health Choice Arizona, effective as of October 1, 2012.

10.16	Information System Agreement, dated February 23, 2000, between McKesson Information Solutions LLC and IASIS Healthcare Corporation, as amended (incorporated by reference to the Company’s Registration Statement on Form S-4 (Comm. File No. 333-117362)). (1)

10.17*	Employment Agreement, dated as of September 30, 2010, by and between IASIS Healthcare Corporation and W. Carl Whitmer (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2010 (Comm. File No. 333-117362)).

10.18*	Employment Agreement, dated September 30, 2010, by and between IASIS Healthcare Corporation and John M. Doyle (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2010 (Comm. File No. 333-117362)).

10.19*	Employment Agreement, dated October 11, 2010, by and between IASIS Healthcare Corporation and Phillip J. Mazzuca (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 15, 2010 (Comm. File No. 333-117362)).

10.20*	Employment Agreement, dated August 9, 2011, by and between IASIS Management Company and Ed Lamb.

10.21*	Form of Roll-over Option Letter Agreement (incorporated by reference to the Company’s Registration Statement on Form S-4 (Comm. File No. 333-117362)).

10.22*	Amended and Restated IASIS Healthcare Corporation 2004 Stock Option Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 15, 2010 (Comm. File No. 333-117362)).

10.23*	Management Services Agreement dated as of June 22, 2004 by and among IASIS Healthcare LLC, Trimaran Fund II, L.L.C., Trimaran Parallel Fund II, L.P., Trimaran Capital L.L.C., CIBC Employee Private Equity Partners (Trimaran), CIBC MB Inc., JLL Partners Inc., TPG IASIS IV LLC, TPG IASIS III LLC, TPG IASIS Co-Invest I LLC and TPG IASIS Co-Invest II LLC (incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-117362)).

10.24	Investor Rights Agreement dated as of June 22, 2004, by and between IASIS Investment LLC and IASIS Healthcare Corporation (incorporated by reference to the Company’s Registration Statement on Form S-4 (Comm. File No. 333-117362)).

10.25*	Form of Management Stockholders Agreement between IASIS Healthcare Corporation and W. Carl Whitmer (incorporated by reference to the Company’s Registration Statement on Form S-4 (Comm. File No. 333-117362)).

Exhibit No	Description of Exhibits

10.26*	Form of Management Stockholders Agreement under IASIS Healthcare Corporation 2004 Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-4 (Comm. File No. 333-117362)).

10.27*	Form of Stock Option Grant Agreement under IASIS Healthcare Corporation 2004 Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-4 (Comm. File No. 333-117362)).

10.28*	Stock Option Award Agreement, dated October 11, 2010, by and between IASIS Healthcare Corporation and W. Carl Whitmer (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 15, 2010 (Comm. File No. 333-117362)).

10.29*	Stock Option Award Agreement, dated October 11, 2010, by and between IASIS Healthcare Corporation and John M. Doyle (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 15, 2010 (Comm. File No. 333-117362)).

10.30*	Stock Option Agreement, dated October 11, 2010, by and between IASIS Healthcare Corporation and Phillip J. Mazzuca (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 15, 2010 (Comm. File No. 333-117362)).

10.31*	Form of Management Stockholders Agreement for Rollover Options (incorporated by reference to the Company’s Registration Statement on Form S-4 (Comm. File No. 333-117362)).

10.32*	IASIS Corporate Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-4 (Comm. File No. 333-117362)).

10.33*	IASIS Market Executive Incentive Program (incorporated by reference to the Company’s Registration Statement on Form S-4 (Comm. File No. 333-117362)).

10.34*	Director Compensation and Restricted Share Award Agreement, dated as of February 14, 2005, between IASIS Healthcare Corporation and Kirk Gorman (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 18, 2005 (Comm. File No. 333-117362)).

10.35*	Director Compensation and Restricted Share Award Agreement, dated as of April 14, 2005, between IASIS Healthcare Corporation and Sharad Mansukani (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 20, 2005 (Comm. File No. 333-117362)).

10.36*	IASIS Healthcare Non-Qualified Deferred Compensation Program (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006 (Comm. File No. 333-117362)).

10.37	Supplement No. 1, dated as of October 1, 2010, to the Guaranty dated as of April 27, 2007 among IASIS Healthcare Corporation, certain subsidiaries of IASIS Healthcare LLC from time to time party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 (Comm. File No. 333-117362)).

10.38	Supplement No. 1, dated as of October 1, 2010, to the Amended and Restated Security Agreement dated as of April 27, 2007 among IASIS Healthcare Corporation, IASIS Healthcare LLC, certain subsidiaries of IASIS Healthcare LLC from time to time party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 (Comm. File No. 333-117362)).

10.39*	Agreement, effective as of October 31, 2010, by and between IASIS Healthcare Corporation and David R. White (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 23, 2010 (Comm. File No. 333-117362)).

Exhibit No	Description of Exhibits

10.40*	Employment Agreement, dated as of December 19, 2011, by and between IASIS Healthcare Corporation and Frank A. Coyle (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011 (Comm. File No. 333-117362)).

14	Code of Ethics (incorporated by reference to IASIS Healthcare Corporation’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (Comm. File No. 333-194521)).

21	Subsidiaries of IASIS Healthcare Corporation.

31.1	Certification of Principal Executive Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, filed with the SEC on December 21, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets at September 30, 2012 and 2011, (ii) the consolidated statements of operations for the years ended September 30, 2012, 2011 and 2010, (iii) the consolidated statements of equity for the years ended September 30, 2012, 2011 and 2010, (iv) the consolidated statements of cash flows for the years ended September 30, 2012, 2011 and 2010, and (v) the notes to the consolidated financial statements (tagged as blocks of text). (2)

*	Management compensatory plan or arrangement
(1)	Portions of this exhibit have been omitted and filed separately with the Commission pursuant to a grant of confidential treatment pursuant to Rule 24(b)-2 promulgated under the Securities Exchange Act of 1934, as amended.
(2)	The XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.