Form 10-Q
period 2012-12-31
IASIS Healthcare LLC
filed 2013-02-14
CIK 1294632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

As of February 14, 2013, 100% of the registrant’s common interests outstanding (all of which are privately owned and are not traded on any public market) were owned by IASIS Healthcare Corporation, its sole member.

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	December 31, 2012	September 30, 2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$10,013	$48,882
Accounts receivable, net	364,793	339,749
Inventories	63,722	67,650
Deferred income taxes	20,697	19,744
Prepaid expenses and other current assets	94,758	117,851

Total current assets	553,983	593,876

Property and equipment, net	1,176,479	1,171,657
Goodwill	818,475	818,424
Other intangible assets, net	28,341	29,161
Other assets, net	68,656	68,498

Total assets	$2,645,934	$2,681,616

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$112,193	$101,706
Salaries and benefits payable	48,583	65,390
Accrued interest payable	10,087	28,034
Medical claims payable	56,599	61,142
Other accrued expenses and other current liabilities	79,619	83,243
Current portion of long-term debt and capital lease obligations	13,015	13,387

Total current liabilities	320,096	352,902

Long-term debt and capital lease obligations	1,850,208	1,853,107
Deferred income taxes	126,123	120,961
Other long-term liabilities	97,196	104,110

Non-controlling interests with redemption rights	99,667	99,164

Equity
Member’s equity	142,837	141,589
Non-controlling interests	9,807	9,783

Total equity	152,644	151,372

Total liabilities and equity	$2,645,934	$2,681,616

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands)

	Quarter Ended December 31,
	2012	2011
Net revenue
Acute care revenue before provision for bad debts	$597,101	$543,214
Less: Provision for bad debts	(94,656)	(70,279)

Acute care revenue	502,445	472,935
Premium revenue	138,854	150,738

Total net revenue	641,299	623,673

Costs and expenses
Salaries and benefits (includes stock-based compensation of $1,137 and $500, respectively)	246,288	223,964
Supplies	89,899	84,170
Medical claims	113,343	124,245
Rentals and leases	13,965	12,266
Other operating expenses	115,093	113,983
Medicare and Medicaid EHR incentives	(5,536)	(6,677)
Interest expense, net	33,845	34,940
Depreciation and amortization	26,852	28,534
Management fees	1,250	1,250

Total costs and expenses	634,999	616,675

Earnings from continuing operations before gain on disposal of assets and income taxes	6,300	6,998
Gain on disposal of assets, net	88	240

Earnings from continuing operations before income taxes	6,388	7,238

Income tax expense	2,735	3,605

Net earnings from continuing operations	3,653	3,633

Earnings (loss) from discontinued operations, net of income taxes	415	(48)

Net earnings	4,068	3,585

Net earnings attributable to non-controlling interests	(1,599)	(2,232)

Net earnings attributable to IASIS Healthcare LLC	$2,469	$1,353

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In Thousands)

	Quarter Ended December 31,
	2012	2011

Net earnings	$4,068	$3,585

Other comprehensive loss
Change in fair value of highly effective interest rate hedges	(117)	(1,344)
Amortization of other comprehensive loss related to ineffective interest rate hedges	—	1,234

Other comprehensive loss before income taxes	(117)	(110)

Change in income tax benefit (expense)	43	(40)

Other comprehensive loss, net of income taxes	(74)	(150)

Comprehensive income	3,994	3,435

Net earnings attributable to non-controlling interests	(1,599)	(2,232)

Comprehensive income attributable to IASIS Healthcare LLC	$2,395	$1,203

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

(In Thousands)

	Non-controlling Interests with Redemption Rights	Member’s Equity	Non- controlling Interests	Total Equity

Balance at September 30, 2012	$99,164	$141,589	$9,783	$151,372
Net earnings	1,559	2,469	40	2,509
Distributions to non-controlling interests	(2,947)	—	(16)	(16)
Repurchase of non-controlling interests	(197)	—	—	—
Sale of non-controlling interests	700	—	—	—
Other	(912)	—	—	—
Stock-based compensation	—	1,137	—	1,137
Other comprehensive loss	—	(74)	—	(74)
Income tax benefit from exercised employee stock options	—	16	—	16
Adjustment to redemption value of non-controlling interests with redemption rights	2,300	(2,300)	—	(2,300)

Balance at December 31, 2012	$99,667	$142,837	$9,807	$152,644

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	Quarter Ended December 31,
	2012	2011
Cash flows from operating activities
Net earnings	$4,068	$3,585
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	26,852	28,534
Amortization of loan costs	1,828	1,902
Stock-based compensation	1,137	500
Deferred income taxes	1,964	3,067
Income tax benefit from stock-based compensation	16	6
Fair value change in interest rate hedges	—	(845)
Amortization of other comprehensive loss	—	1,234
Gain on disposal of assets, net	(88)	(240)
Loss (earnings) from discontinued operations, net	(415)	48
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	(25,043)	(26,860)
Inventories, prepaid expenses and other current assets	27,196	(2,839)
Accounts payable, other accrued expenses and other accrued liabilities	(37,349)	(40,766)

Net cash provided by (used in) operating activities — continuing operations	166	(32,674)
Net cash provided by (used in) operating activities — discontinued operations	435	(27)

Net cash provided by (used in) operating activities	601	(32,701)

Cash flows from investing activities
Purchases of property and equipment	(30,974)	(24,357)
Cash paid for acquisitions, net	(1,088)	602
Proceeds from sale of assets	12	—
Change in other assets, net	(1,313)	1,171

Net cash used in investing activities	(33,363)	(22,584)

Cash flows from financing activities
Payment of debt and capital lease obligations	(3,647)	(3,745)
Debt financing costs incurred	—	(998)
Distributions to non-controlling interests	(2,963)	(3,303)
Cash received for the sale of non-controlling interests	700	—
Cash paid for the repurchase of non-controlling interests	(197)	—

Net cash used in financing activities	(6,107)	(8,046)

Change in cash and cash equivalents	(38,869)	(63,331)
Cash and cash equivalents at beginning of period	48,882	147,327

Cash and cash equivalents at end of period	$10,013	$83,996

Supplemental disclosure of cash flow information:
Cash paid for interest	$49,966	$53,182

Cash paid for income taxes, net	$5	$13

See accompanying notes.

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements as of and for the quarters ended December 31, 2012 and 2011, reflect the financial position, results of operations and cash flows of IASIS Healthcare LLC (“IASIS” or the “Company”). The Company’s sole member and parent company is IASIS Healthcare Corporation (“Holdings” or “IAS”).

IASIS owns and operates acute care hospitals primarily located in high-growth urban and suburban markets. At December 31, 2012, the Company owned or leased 19 acute care hospital facilities and one behavioral health hospital, with a total of 4,485 licensed beds, several outpatient service facilities and more than 160 physician clinics. We operate in various regions, including:

•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	Tampa-St. Petersburg, Florida;

•	five cities in Texas, including Houston and San Antonio; and

•	West Monroe, Louisiana.

The Company also owns and operates Health Choice Arizona, Inc. (“Health Choice” or the “Plan”), a Medicaid and Medicare managed health plan headquartered in Phoenix that operates in Arizona and Utah.

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated balance sheet of the Company at September 30, 2012, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 21, 2012.

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

General and Administrative

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include the IASIS corporate office costs, which were $9.7 million and $12.3 million for the quarters ended December 31, 2012 and 2011, respectively.

Fair Value of Financial Instruments

The Company applies the provisions of Financial Accounting Standards Board (“FASB”) authoritative guidance regarding fair value measurements, which provides a single definition of fair value, establishes a framework for measuring fair value, and expands disclosures concerning fair value measurements. The Company applies these provisions to the valuation and disclosure of certain financial instruments. This authoritative guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: (i) Level 1, which is defined as quoted prices in active markets that can be accessed at the measurement date; (ii) Level 2, which is defined as inputs other than quoted prices in active markets that are observable, either directly or indirectly; and (iii) Level 3, which is defined as unobservable inputs resulting from the existence of little or no market data, therefore potentially requiring an entity to develop its own assumptions.

Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are reflected in the accompanying unaudited condensed consolidated financial statements at amounts that approximate fair value because of the short-term nature of these instruments. The fair value of the Company’s capital lease obligations also approximate carrying value as they bear interest at current market rates. The estimated fair values of the Company’s 8.375% senior notes due 2019 and senior secured credit facilities were $803.3 million and $1.011 billion, respectively, at December 31, 2012, based upon quoted market prices at that date and are categorized as Level 2 within the fair value hierarchy.

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

Discontinued Operations

In accordance with provisions of FASB authoritative guidance regarding discontinued operations, the Company has presented the operating results, financial position and cash flows of its previously disposed facilities as discontinued operations, net of income taxes, in the accompanying unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements

Newly Adopted

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income” (Topic 220): Presentation of Comprehensive Income. This ASU eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Instead, ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income” (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income. This ASU amends ASU 2011-05 to defer the requirement to measure and present reclassification adjustments from accumulated other comprehensive income to net income by income statement line item in net income and also in other comprehensive income. ASU 2011-05, as amended by ASU 2011-12, is required to be applied retrospectively and is effective for fiscal years beginning after December 15, 2011. The Company has adopted this authoritative guidance effective October 1, 2012, and the change in presentation is included in the Company’s unaudited condensed consolidated statements of comprehensive income.

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

	Quarter Ended December 31,
	2012	2011
Medicare	22.1%	23.8%
Managed Medicare	9.4%	7.3%
Medicaid and managed Medicaid	12.7%	15.5%
Managed care and other	37.2%	39.6%
Self-pay	18.6%	13.8%

Total	100%	100%

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

At December 31, 2012 and September 30, 2012, the Company’s self-pay receivables, including amounts due from uninsured patients and co-payment and deductible amounts due from insured patients, were $331.9 million and $328.5 million, respectively. At December 31, 2012 and September 30, 2012, the Company’s allowance for doubtful accounts was $239.6 million and $235.2 million, respectively. The increase in the allowance for doubtful accounts is due primarily to an increase in self-pay volume and revenue.

3. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations consist of the following (in thousands):

	December 31, 2012	September 30, 2012
Senior secured term loan facility	$1,003,158	$1,005,537
8.375% senior notes due 2019	845,135	844,943
Capital leases and other obligations	14,930	16,014

	1,863,223	1,866,494
Less current maturities	13,015	13,387

	$1,850,208	$1,853,107

As of December 31, 2012, the senior secured term loan facility balance reflects an original issue discount (“OID”) of $3.9 million, which is net of accumulated amortization of $1.2 million. The 8.375% senior notes due 2019 (the “Senior Notes”) balance reflects an OID of $4.9 million, which is net of accumulated amortization of $1.3 million.

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

8.375% Senior Notes due 2019

The Company, together with its wholly owned subsidiary IASIS Capital Corporation (together, the “Issuers”), have issued $850.0 million aggregate principal amount of Senior Notes, which mature on May 15, 2019, pursuant to an indenture, among the Issuers and certain of the Issuers’ wholly owned domestic subsidiaries that guarantee the Senior Secured Credit Facilities (the “Notes Guarantors”) (the “Indenture”). The Indenture provides that the Senior Notes are general unsecured, senior obligations of the Issuers, and initially will be unconditionally guaranteed on a senior unsecured basis.

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

4. INTEREST RATE SWAPS

In August 2011, the Company executed forward starting interest rate swaps with Citibank N.A. (“Citibank”) and Barclays Bank PLC, as counterparties, with notional amounts totaling $350.0 million, each agreement effective March 31, 2013 and expiring between September 30, 2014 and September 30, 2016. Under these agreements, the Company will be required to make quarterly fixed rate payments at annual rates ranging from 1.6% to 2.2%. The counterparties will be obligated to make quarterly floating rate payments to the Company based on the three-month LIBOR rate, each subject to a floor of 1.25%. Additionally, the Company is party to an interest rate cap with Citibank, as counterparty, for a notional amount totaling $350.0 million and a cap rate of 1.75%, which expires March 31, 2013. The Company determined that these hedges were highly effective. Accordingly, no gain or loss related to these hedges has been reflected in the accompanying unaudited condensed consolidated statements of operations, and the changes in fair value have been included in accumulated other comprehensive loss as a component of member’s equity.

Total Notional Amounts
Effective Dates	(in thousands)
Interest Rate Swaps
Effective from March 31, 2013 to September 30, 2014	$50,000
Effective from March 31, 2013 to September 30, 2015	100,000
Effective from March 31, 2013 to September 30, 2016	200,000
Interest Rate Cap
Effective from March 1, 2012 to March 31, 2013	$350,000

The fair value of the Company’s interest rate hedges at December 31, 2012 and September 30, 2012, reflect liability balances of $7.7 million and $7.6 million, respectively, and are included in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets. The fair value of the Company’s interest rate hedges reflects a liability because the effect of the forward LIBOR curve on future interest payments results in less interest due to the Company under the variable rate component included in the interest rate hedging agreements, as compared to the amount due the Company’s counterparties under the fixed interest rate component.

5. GOODWILL

The following table presents the changes in the carrying amount of goodwill (in thousands):

	Acute Care	Health Choice	Total
Balance at September 30, 2012	$812,667	$5,757	$818,424
Adjustments related to acquisitions	51	—	51

Balance at December 31, 2012	$812,718	$5,757	$818,475

6. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of income taxes, are as follows (in thousands):

	December 31, 2012	September 30, 2012
Fair value of interest rate hedges	$(7,697)	$(7,580)
Income tax benefit	2,950	2,907

Accumulated other comprehensive loss	$(4,747)	$(4,673)

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

Professional, General and Workers’ Compensation Liability Risks

The Company is subject to claims and legal actions in the ordinary course of business, including but not limited to claims relating to patient treatment and personal injuries. To cover these types of claims, the Company maintains professional and general liability insurance in excess of self-insured retentions through a commercial insurance carrier in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is currently not a party to any such proceedings that, in the Company’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company expenses an estimate of the costs it expects to incur under the self-insured retention exposure for professional and general liability claims using historical claims data, demographic factors, severity factors, current incident logs and other actuarial analysis. At December 31, 2012 and September 30, 2012, the Company’s professional and general liability accrual for asserted and unasserted claims totaled $71.3 million and $76.9 million, respectively.

The Company is subject to claims and legal actions in the ordinary course of business relative to workers’ compensation matters. To cover these types of claims, the Company maintains workers’ compensation insurance coverage with a self-insured retention. The Company accrues the costs of workers’ compensation claims based upon estimates derived from its claims experience.

Health Choice

Health Choice has entered into capitated contracts whereby the Plan provides managed healthcare services in exchange for fixed periodic and supplemental payments from the Arizona Health Care Cost Containment System (“AHCCCS”) and the Centers for Medicare and Medicaid Services (“CMS”). These services are provided regardless of the actual costs incurred to provide these services. The Company receives reinsurance and other supplemental payments from AHCCCS to cover certain costs of healthcare services that exceed certain thresholds. The Company believes that current capitated payments received, together with reinsurance and other supplemental payments, are sufficient to pay for the services Health Choice is obligated to deliver. As of December 31, 2012, the Company has provided a performance guaranty in the form of a letter of credit totaling $33.7 million for the benefit of AHCCCS to support Health Choice’s obligations under its contract to provide and pay for the healthcare services. The amount of the performance guaranty is generally based, in part, upon the membership in the Plan and the related capitation revenue paid to Health Choice.

Acquisitions

The Company has acquired and in the future may choose to acquire businesses with prior operating histories. Such businesses may have unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations, such as billing and reimbursement, fraud and abuse and similar anti-referral laws. Although the Company has procedures designed to conform business practices to its policies following the completion of any acquisition, there can be no assurance that the Company will not become liable for previous activities of prior owners that may later be asserted to be improper by private plaintiffs or government agencies. Although the Company generally seeks to obtain indemnification from prospective sellers covering such matters, there can be no assurance that any such matter will be covered by indemnification, or if covered, that such indemnification will be adequate to cover potential losses and fines

Other

In November 2010, the U.S. Department of Justice (“DOJ”) sent a letter to IAS requesting a 12-month tolling agreement in connection with an investigation into Medicare claims submitted by our hospitals in connection with the implantation of implantable cardioverter defibrillators (“ICDs”) during the period 2003 to the present. At that time, neither the precise number of procedures, number of claims, nor the hospitals involved were identified by the DOJ. The Company understands that the government is conducting a national initiative with respect to ICD procedures involving a number of healthcare providers and is seeking information in order to determine if ICD implantation procedures were performed in accordance with Medicare coverage requirements. On January 11, 2011, IAS entered into the tolling agreement with the DOJ and, subsequently, the DOJ has provided IAS with a list of 194 procedures involving ICDs at 14 hospitals which are the subject of further medical necessity review by the DOJ. The Company is cooperating fully with the government and, to date, the DOJ has not asserted any claim against the Company’s hospitals. At present, legal counsel and clinical experts for IAS believe that 147 of the procedures reviewed either meet Medicare coverage requirements or have been removed from the survey by refinement of DOJ instructions. The remaining 47 procedures are still in the process of being reviewed and further discussion of all procedures is expected to be conducted with the DOJ during fiscal year 2013. To allow additional time for completion of this ongoing review, the government proposed in November 2012, and IAS agreed, to extend the tolling agreement for an additional six months.

8. SEGMENT INFORMATION

The Company’s reportable operating segments consist of (1) acute care hospitals and related healthcare businesses, collectively and (2) Health Choice. The following is a financial summary by business segment for the periods indicated (in thousands):

	For the Quarter Ended December 31, 2012
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue before provision for bad debts	$597,101	$—	$—	$597,101
Less: Provision for bad debts	(94,656)	—	—	(94,656)

Acute care revenue	502,445	—	—	502,445
Premium revenue	—	138,854	—	138,854
Revenue between segments	1,567	—	(1,567)	—

Total net revenue	504,012	138,854	(1,567)	641,299

Salaries and benefits (excludes stock-based compensation)	239,385	5,766	—	245,151
Supplies	89,845	54	—	89,899
Medical claims	—	114,910	(1,567)	113,343
Other operating expenses	109,336	5,757	—	115,093
Medicare and Medicaid EHR incentives	(5,536)	—	—	(5,536)
Rentals and leases	13,572	393	—	13,965

Adjusted EBITDA(1)	57,410	11,974	—	69,384

Interest expense, net	33,845	—	—	33,845
Depreciation and amortization	25,817	1,035	—	26,852
Stock-based compensation	1,137	—	—	1,137
Management fees	1,250	—	—	1,250

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(4,639)	10,939	—	6,300
Gain on disposal of assets, net	88	—	—	88

Earnings (loss) from continuing operations before income taxes	$(4,551)	$10,939	$—	$6,388

Segment assets	$2,325,336	$320,598		$2,645,934

Capital expenditures	$30,921	$53		$30,974

Goodwill	$812,718	$5,757		$818,475

	For the Quarter Ended December 31, 2011
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue before provision for bad debts	$543,214	$—	$—	$543,214
Less: Provision for bad debts	(70,279)	—	—	(70,279)

Acute care revenue	472,935	—	—	472,935
Premium revenue	—	150,738	—	150,738
Revenue between segments	1,629	—	(1,629)	—

Total net revenue	474,564	150,738	(1,629)	623,673

Salaries and benefits (excludes stock-based compensation)	218,337	5,127	—	223,464
Supplies	84,119	51	—	84,170
Medical claims	—	125,874	(1,629)	124,245
Other operating expenses	108,297	5,686	—	113,983
Medicare and Medicaid EHR incentives	(6,677)	—	—	(6,677)
Rentals and leases	11,886	380	—	12,266

Adjusted EBITDA(1)	58,602	13,620	—	72,222

Interest expense, net	34,940	—	—	34,940
Depreciation and amortization	27,656	878	—	28,534
Stock-based compensation	500	—	—	500
Management fees	1,250	—	—	1,250

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(5,744)	12,742	—	6,998
Gain on disposal of assets, net	240	—	—	240

Earnings (loss) from continuing operations before income taxes	$(5,504)	$12,742	$—	$7,238

Segment assets	$2,331,018	$318,022		$2,649,040

Capital expenditures	$23,781	$576		$24,357

Goodwill	$801,252	$5,757		$807,009

(1)	Adjusted EBITDA represents net earnings from continuing operations before interest expense, income tax expense, depreciation and amortization, stock-based compensation, gain on disposal of assets and management fees. Management fees represent monitoring and advisory fees paid to TPG, the Company’s majority financial sponsor, and certain other members of IASIS Investment LLC, majority shareholder of IAS. Management routinely calculates and communicates adjusted EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within the healthcare industry to evaluate hospital performance, allocate resources and measure leverage capacity and debt service ability. In addition, the Company uses adjusted EBITDA as a measure of performance for its business segments and for incentive compensation purposes. Adjusted EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net earnings, cash flows generated by operating, investing, or financing activities or other financial statement data presented in the unaudited condensed consolidated financial statements as an indicator of financial performance or liquidity. Adjusted EBITDA, as presented, differs from what is defined under the Company’s senior secured credit facilities and may not be comparable to similarly titled measures of other companies.

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

Summarized unaudited condensed consolidating balance sheets at December 31, 2012 and September 30, 2012, unaudited condensed consolidating statements of operations for the quarters ended December 31, 2012 and 2011, unaudited condensed consolidating statements of comprehensive income for the quarters ended December 31, 2012 and 2011, and unaudited condensed consolidating statements of cash flows for the quarters ended December 31, 2012 and 2011, for the Company, segregating the parent company issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, are found below. Prior year amounts have been reclassified to conform to the current year presentation.

IASIS Healthcare LLC

Condensed Consolidating Balance Sheet (unaudited)

December 31, 2012

(in thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$1,615	$8,398	$—	$10,013
Accounts receivable, net	—	134,592	230,201	—	364,793
Inventories	—	22,972	40,750	—	63,722
Deferred income taxes	20,697	—	—	—	20,697
Prepaid expenses and other current assets	—	38,849	55,909	—	94,758

Total current assets	20,697	198,028	335,258	—	553,983

Property and equipment, net	—	384,087	792,392	—	1,176,479
Intercompany	—	(164,398)	164,398	—	—
Net investment in and advances to subsidiaries	2,076,108	—	—	(2,076,108)	—
Goodwill	7,407	73,408	737,660	—	818,475
Other intangible assets, net	—	8,091	20,250	—	28,341
Other assets, net	30,921	15,511	22,224	—	68,656

Total assets	$2,135,133	$514,727	$2,072,182	$(2,076,108)	$2,645,934

Liabilities and Equity
Current liabilities
Accounts payable	$—	$45,632	$66,561	$—	$112,193
Salaries and benefits payable	—	24,790	23,793	—	48,583
Accrued interest payable	10,087	(3,221)	3,221	—	10,087
Medical claims payable	—	—	56,599	—	56,599
Other accrued expenses and other current liabilities	—	40,113	39,506	—	79,619
Current portion of long-term debt and capital lease obligations	10,250	2,765	63,626	(63,626)	13,015

Total current liabilities	20,337	110,079	253,306	(63,626)	320,096

Long-term debt and capital lease obligations	1,838,139	12,069	626,716	(626,716)	1,850,208
Deferred income taxes	126,123	—	—	—	126,123
Other long-term liabilities	7,697	88,890	609	—	97,196

Total liabilities	1,992,296	211,038	880,631	(690,342)	2,393,623

Non-controlling interests with redemption rights	—	99,667	—	—	99,667

Equity
Member’s equity	142,837	194,215	1,191,551	(1,385,766)	142,837
Non-controlling interests	—	9,807	—	—	9,807

Total equity	142,837	204,022	1,191,551	(1,385,766)	152,644

Total liabilities and equity	$2,135,133	$514,727	$2,072,182	$(2,076,108)	$2,645,934

IASIS Healthcare LLC

Condensed Consolidating Balance Sheet (unaudited)

September 30, 2012

(in thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$39,219	$9,663	$—	$48,882
Accounts receivable, net	—	127,914	211,835	—	339,749
Inventories	—	24,848	42,802	—	67,650
Deferred income taxes	19,744	—	—	—	19,744
Prepaid expenses and other current assets	—	35,417	82,434	—	117,851

Total current assets	19,744	227,398	346,734	—	593,876

Property and equipment, net	—	377,021	794,636	—	1,171,657
Intercompany	—	(189,824)	189,824	—	—
Net investment in and advances to subsidiaries	2,089,306	—	—	(2,089,306)	—
Goodwill	7,407	73,357	737,660	—	818,424
Other intangible assets, net	—	8,161	21,000	—	29,161
Other assets, net	32,302	16,001	20,195	—	68,498

Total assets	$2,148,759	$512,114	$2,110,049	$(2,089,306)	$2,681,616

Liabilities and Equity
Current liabilities
Accounts payable	$—	$41,470	$60,236	$—	$101,706
Salaries and benefits payable	—	32,267	33,123	—	65,390
Accrued interest payable	28,034	(3,231)	3,231	—	28,034
Medical claims payable	—	—	61,142	—	61,142
Other accrued expenses and other current liabilities	—	40,833	42,410	—	83,243
Current portion of long-term debt and capital lease obligations	10,250	3,137	63,920	(63,920)	13,387

Total current liabilities	38,284	114,476	264,062	(63,920)	352,902

Long-term debt and capital lease obligations	1,840,345	12,762	634,077	(634,077)	1,853,107
Deferred income taxes	120,961	—	—	—	120,961
Other long-term liabilities	7,580	95,919	611	—	104,110

Total liabilities	2,007,170	223,157	898,750	(697,997)	2,431,080

Non-controlling interests with redemption rights	—	99,164	—	—	99,164

Equity
Member’s equity	141,589	180,010	1,211,299	(1,391,309)	141,589
Non-controlling interests	—	9,783	—	—	9,783

Total equity	141,589	189,793	1,211,299	(1,391,309)	151,372

Total liabilities and equity	$2,148,759	$512,114	$2,110,049	$(2,089,306)	$2,681,616

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations

For the Quarter Ended December 31, 2012 (unaudited)

(in thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Net revenue
Acute care revenue before provision for bad debts	$—	$213,934	$384,734	$(1,567)	$597,101
Less: Provision for bad debts	—	(37,619)	(57,037)	—	(94,656)

Acute care revenue	—	176,315	327,697	(1,567)	502,445
Premium revenue	—	—	138,854	—	138,854

Total net revenue	—	176,315	466,551	(1,567)	641,299

Costs and expenses
Salaries and benefits	1,137	106,674	138,477	—	246,288
Supplies	—	33,011	56,888	—	89,899
Medical claims	—	—	114,910	(1,567)	113,343
Rentals and leases	—	5,750	8,215	—	13,965
Other operating expenses	—	34,053	81,040	—	115,093
Medicare and Medicaid EHR incentives	—	(4,508)	(1,028)	—	(5,536)
Interest expense, net	33,845	—	13,054	(13,054)	33,845
Depreciation and amortization	—	11,147	15,705	—	26,852
Management fees	1,250	(8,071)	8,071	—	1,250
Equity in earnings of affiliates	(28,623)	—	—	28,623	—

Total costs and expenses	7,609	178,056	435,332	14,002	634,999

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(7,609)	(1,741)	31,219	(15,569)	6,300
Gain on disposal of assets, net	—	80	8	—	88

Earnings (loss) from continuing operations before income taxes	(7,609)	(1,661)	31,227	(15,569)	6,388
Income tax expense	2,735	—	—	—	2,735

Net earnings (loss) from continuing operations	(10,344)	(1,661)	31,227	(15,569)	3,653
Earnings (loss) from discontinued operations, net of income taxes	(241)	656	—	—	415

Net earnings (loss)	(10,585)	(1,005)	31,227	(15,569)	4,068
Net earnings attributable to non-controlling interests	—	(1,599)	—	—	(1,599)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(10,585)	$(2,604)	$31,227	$(15,569)	$2,469

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations

For the Quarter Ended December 31, 2011 (unaudited)

(in thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Net revenue
Acute care revenue before provision for bad debts	$—	$191,865	$352,978	$(1,629)	$543,214
Less: Provision for bad debts	—	(29,843)	(40,436)	—	(70,279)

Acute care revenue	—	162,022	312,542	(1,629)	472,935
Premium revenue	—	—	150,738	—	150,738

Total net revenue	—	162,022	463,280	(1,629)	623,673

Costs and expenses
Salaries and benefits	500	97,048	126,416	—	223,964
Supplies	—	30,407	53,763	—	84,170
Medical claims	—	—	125,874	(1,629)	124,245
Rentals and leases	—	4,959	7,307	—	12,266
Other operating expenses	—	33,019	80,964	—	113,983
Medicare and Medicaid EHR incentives	—	(1,718)	(4,959)	—	(6,677)
Interest expense, net	34,940	—	11,978	(11,978)	34,940
Depreciation and amortization	—	10,975	17,559	—	28,534
Management fees	1,250	(7,619)	7,619	—	1,250
Equity in earnings of affiliates	(29,642)	—	—	29,642	—

Total costs and expenses	7,048	167,071	426,521	16,035	616,675

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(7,048)	(5,049)	36,759	(17,664)	6,998
Gain on disposal of assets, net	—	237	3	—	240

Earnings (loss) from continuing operations before income taxes	(7,048)	(4,812)	36,762	(17,664)	7,238
Income tax expense	3,605	—	—	—	3,605

Net earnings (loss) from continuing operations	(10,653)	(4,812)	36,762	(17,664)	3,633
Earnings (loss) from discontinued operations, net of income taxes	28	(19)	(57)	—	(48)

Net earnings (loss)	(10,625)	(4,831)	36,705	(17,664)	3,585
Net earnings attributable to non-controlling interests	—	(2,232)	—	—	(2,232)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(10,625)	$(7,063)	$36,705	$(17,664)	$1,353

IASIS Healthcare LLC

Condensed Consolidating Statement of Comprehensive Income

For the Quarter Ended December 31, 2012 (unaudited)

(in thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Net earnings (loss)	$(10,585)	$(1,005)	$31,227	$(15,569)	$4,068

Other comprehensive loss
Change in fair value of highly effective interest rate hedges	(117)	—	—	—	(117)

Other comprehensive loss before income taxes	(117)	—	—	—	(117)

Change in income tax benefit	43	—	—	—	43

Other comprehensive loss, net of income taxes	(74)	—	—	—	(74)

Comprehensive income (loss)	(10,659)	(1,005)	31,227	(15,569)	3,994

Net earnings attributable to non-controlling interests	—	(1,599)	—	—	(1,599)

Comprehensive income (loss) attributable to IASIS Healthcare LLC	$(10,659)	$(2,604)	$31,227	$(15,569)	$2,395

IASIS Healthcare LLC

Condensed Consolidating Statement of Comprehensive Income

For the Quarter Ended December 31, 2011 (unaudited)

(in thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Net earnings (loss)	$(10,625)	$(4,831)	$36,705	$(17,664)	$3,585

Other comprehensive loss
Change in fair value of highly effective interest rate hedges	(1,344)	—	—	—	(1,344)
Amortization of other comprehensive loss related to ineffective interest rate hedges	1,234	—	—	—	1,234

Other comprehensive loss before income taxes	(110)	—	—	—	(110)

Change in income tax expense	(40)	—	—	—	(40)

Other comprehensive loss, net of income taxes	(150)	—	—	—	(150)

Comprehensive income (loss)	(10,775)	(4,831)	36,705	(17,664)	3,435

Net earnings attributable to non-controlling interests	—	(2,232)	—	—	(2,232)

Comprehensive income (loss) attributable to IASIS Healthcare LLC	$(10,775)	$(7,063)	$36,705	$(17,664)	$1,203

IASIS Healthcare LLC

Condensed Consolidating Statement of Cash Flows

For the Quarter Ended December 31, 2012 (unaudited)

(in thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities
Net earnings (loss)	$(10,585)	$(1,005)	$31,227	$(15,569)	$4,068
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	11,147	15,705	—	26,852
Amortization of loan costs	1,828	—	—	—	1,828
Stock-based compensation	1,137	—	—	—	1,137
Deferred income taxes	1,964	—	—	—	1,964
Income tax benefit from stock-based compensation	16	—	—	—	16
Gain on disposal of assets, net	—	(80)	(8)	—	(88)
Loss (earnings) from discontinued operations, net	241	(656)	—	—	(415)
Equity in earnings of affiliates	(28,623)	—	—	28,623	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	—	(6,677)	(18,366)	—	(25,043)
Inventories, prepaid expenses and other current assets	—	(1,377)	28,573	—	27,196
Accounts payable, other accrued expenses and other accrued liabilities	(17,830)	(4,690)	(14,829)	—	(37,349)

Net cash provided by (used in) operating activities — continuing operations	(51,852)	(3,338)	42,302	13,054	166
Net cash provided by operating activities — discontinued operations	—	435	—	—	435

Net cash provided by (used in) operating activities	(51,852)	(2,903)	42,302	13,054	601

Cash flows from investing activities
Purchases of property and equipment	—	(18,221)	(12,753)	—	(30,974)
Cash paid for acquisitions, net	—	(1,088)	—	—	(1,088)
Proceeds from sale of assets	—	5	7	—	12
Change in other assets, net	—	714	(2,027)	—	(1,313)

Net cash used in investing activities	—	(18,590)	(14,773)	—	(33,363)

Cash flows from financing activities
Payment of debt and capital lease obligations	(2,563)	(77)	(1,007)	—	(3,647)
Distributions to non-controlling interests	—	(2,963)	—	—	(2,963)
Cash received for the sale of non-controlling interests	—	700	—	—	700
Cash paid for the repurchase of non-controlling interests	—	(197)	—	—	(197)
Change in intercompany balances with affiliates, net	54,415	(13,574)	(27,787)	(13,054)	—

Net cash provided by (used in) financing activities	51,852	(16,111)	(28,794)	(13,054)	(6,107)

Change in cash and cash equivalents	—	(37,604)	(1,265)	—	(38,869)
Cash and cash equivalents at beginning of period	—	39,219	9,663	—	48,882

Cash and cash equivalents at end of period	$—	$1,615	$8,398	$—	$10,013

IASIS Healthcare LLC

Condensed Consolidating Statement of Cash Flows

For the Quarter Ended December 31, 2011 (unaudited)

(in thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities
Net earnings (loss)	$(10,625)	$(4,831)	$36,705	$(17,664)	$3,585
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	10,975	17,559	—	28,534
Amortization of loan costs	1,902	—	—	—	1,902
Stock-based compensation	500	—	—	—	500
Deferred income taxes	3,067	—	—	—	3,067
Income tax benefit from stock-based compensation	6	—	—	—	6
Fair value change in interest rate hedges	(845)	—	—	—	(845)
Amortization of other comprehensive loss	1,234	—	—	—	1,234
Gain on disposal of assets, net	—	(237)	(3)	—	(240)
Loss (earnings) from discontinued operations, net	(28)	19	57	—	48
Equity in earnings of affiliates	(29,642)	—	—	29,642	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	—	(10,378)	(16,482)	—	(26,860)
Inventories, prepaid expenses and other current assets	—	(20,759)	17,920	—	(2,839)
Accounts payable, other accrued expenses and other accrued liabilities	(20,024)	9,624	(30,366)	—	(40,766)

Net cash provided by (used in) operating activities — continuing operations	(54,455)	(15,587)	25,390	11,978	(32,674)
Net cash provided by (used in) operating activities — discontinued operations	(28)	1	—	—	(27)

Net cash provided by (used in) operating activities	(54,483)	(15,586)	25,390	11,978	(32,701)

Cash flows from investing activities
Purchases of property and equipment	—	(15,038)	(9,319)	—	(24,357)
Cash paid for acquisitions, net	—	602	—	—	602
Change in other assets, net	—	17,336	(16,165)	—	1,171

Net cash provided by (used in) investing activities	—	2,900	(25,484)	—	(22,584)

Cash flows from financing activities
Payment of debt and capital lease obligations	(2,563)	—	(1,182)	—	(3,745)
Debt financing costs incurred	(998)	—	—	—	(998)
Distributions to non-controlling interests	—	(3,303)	—	—	(3,303)
Change in intercompany balances with affiliates, net	58,044	(50,355)	4,289	(11,978)	—

Net cash provided by (used in) financing activities	54,483	(53,658)	3,107	(11,978)	(8,046)

Change in cash and cash equivalents	—	(66,344)	3,013	—	(63,331)
Cash and cash equivalents at beginning of period	—	140,062	7,265	—	147,327

Cash and cash equivalents at end of period	$—	$73,718	$10,278	$—	$83,996

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements, the notes to our unaudited condensed consolidated financial statements and the other financial information appearing elsewhere in this report. Data for the quarter ended December 31, 2012 and 2011, has been derived from our unaudited condensed consolidated financial statements. References herein to “we,” “our” and “us” are to IASIS Healthcare LLC and its subsidiaries. References herein to “IAS” are to IASIS Healthcare Corporation, our parent company.

FORWARD LOOKING STATEMENTS

Some of the statements we make in this report are forward-looking within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations including, but not limited to, the discussions of our operating and growth strategy (including possible acquisitions and dispositions), financing needs, projections of revenue, income or loss, capital expenditures and future operations. Those risks and uncertainties include, among others, changes in governmental healthcare programs that could reduce our revenues; the uncertain impact of federal health reform; the possibility of Health Choice Arizona, Inc.’s (“Health Choice” or the “Plan”) contract with the Arizona Health Care Cost Containment System (“AHCCCS”) being discontinued and changes in the payment structure under that contract, as well as an inability to control costs at Health Choice; shifts in payor mix from commercial and managed care payors to Medicaid and managed Medicaid; our ability to retain and negotiate reasonable contracts with managed care plans; a growth in the level of uncompensated care at our hospitals; our ability to recruit and retain quality physicians and medical professionals; competition from other hospitals and healthcare providers impacting our patient volume; our failure to continually enhance our hospitals with the most recent technological advances in diagnostic and surgical equipment; the federal health reform law’s significant restrictions on hospitals that have physician owners; a failure of our information systems that would adversely affect our ability to properly manage our operations; failure to effectively and timely implement electronic health record systems; claims brought against our facilities for malpractice, product liability and other legal grounds; difficulties with the integration of acquisitions that may disrupt our ongoing operations; our dependence on key management personnel; potential responsibilities and costs under environmental laws; the possibility of a decline in the fair value of our reporting units that could result in a material non-cash charge to earnings; the risks and uncertainties related to our ability to generate sufficient cash to service our existing indebtedness; our substantial level of indebtedness; the possibility of an increase in interest rates, which would increase the cost of servicing our debt; and the risks associated with us being owned by equity sponsors who have the ability to control our financial decisions. Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results in future periods to differ materially from those anticipated in the forward-looking statements. Those risks and uncertainties, among others discussed in this report, are detailed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, filed with the Securities and Exchange Commission (the “SEC”).

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

EXECUTIVE OVERVIEW

We are a leading provider of high quality, affordable healthcare services primarily in high-growth urban and suburban markets. As of December 31, 2012, we owned or leased 19 acute care hospital facilities and one behavioral health hospital, with a total of 4,485 licensed beds, several outpatient service facilities, and more than 160 physician clinics. We operate our hospitals with a strong community focus by offering and developing healthcare services targeted to the needs of the markets we serve, promoting strong relationships with physicians and working with local managed care plans. We operate in various regions, including:

•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	Tampa-St. Petersburg, Florida;

•	five cities in Texas, including Houston and San Antonio; and

•	West Monroe, Louisiana.

We also own and operate Health Choice, a Medicaid and Medicare managed health plan head quartered in Phoenix that serves over 174,000 members in Arizona and Utah.

In November 2012, we opened a new campus of St. Joseph Medical Center in the Heights area of Houston, located approximately six miles from the main campus in a community currently undergoing a revitalization. The new campus, licensed for 48 beds, includes an emergency department, four operating rooms, a procedure room and a fully equipped imaging department.

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

On June 28, 2012, the U.S. Supreme Court upheld the constitutionality of the individual mandate provisions of the Health Reform Law, but struck down provisions that would have allowed the U.S. Department of Health & Human Services (the “Department”) to penalize states that do not implement the Medicaid expansion provisions of the law with the loss of existing federal Medicaid funding. As a result, states may choose not to implement the Medicaid expansion provisions of the Health Reform Law without losing existing funding. A number of U.S. governors, including the governor of Texas, have stated that they will oppose their state’s participation in the expanded Medicaid program. However, these statements are not legally binding and may be subject to change.

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

Budget Control Act and American Taxpayer Relief Act

On August 2, 2011, the U.S. Congress enacted the Budget Control Act of 2011. This law increased the nation’s borrowing authority and takes steps to reduce federal spending and the deficit. The deficit reduction portion of the Budget Control Act of 2011 is being implemented in two phases. In the first phase, the law imposes caps that reduce discretionary spending by more than $900 billion over ten years, beginning in federal fiscal year 2012. Under the second phase, if spending and deficit amounts reach certain thresholds, an enforcement mechanism called “sequestration” will be triggered under which a total of $1.2 trillion in automatic, across-the board spending reductions must be implemented over ten years beginning in 2013. The spending reductions are to be split evenly between defense and non-defense discretionary spending, although certain programs (including the Medicaid and Children’s Health Insurance Programs (“CHIP”)), are exempt from these automatic spending reductions, and Medicare expenditures cannot be reduced by more than two percent. The start of the sequestration was delayed until March 1, 2013, by the American Taxpayer Relief Act of 2012. The President and U.S. Congress continue to negotiate federal government spending reductions, but if action is not taken by March 1, 2013, sequestration will go into effect, and Medicare payments to hospitals and payments for other services could be reduced. It is possible that these negotiations will result in another temporary compromise or will result in greater spending reductions than required by the Budget Control Act of 2011.

State Medicaid Budgets

Over recent years, the states in which we operate have experienced budget constraints as a result of increased costs and lower than expected tax collections. Many states have experienced or project near term shortfalls in their budgets, and economic conditions may increase these budget pressures. Health and human services programs, including Medicaid and similar programs, represent a significant portion of state budgets. The states in which we operate have responded to these budget concerns, by decreasing funding for Medicaid and other healthcare programs or by making structural changes that have resulted in a reduction in hospital reimbursement. In addition, many states are seeking waivers from the Centers for Medicare and Medicaid Services (“CMS”) in order to implement or expand managed Medicaid programs.

The Texas legislature and the Texas Health and Human Services Commission (“THHSC”) recommended expanding Medicaid managed care enrollment in the state, and in December 2011, CMS approved a five-year Medicaid waiver that: (1) allows Texas to expand its Medicaid managed care program while preserving hospital funding; (2) provides incentive payments for healthcare improvements; and (3) directs more funding to hospitals that serve large numbers of uninsured patients. Certain of our acute care hospitals currently receive supplemental Medicaid reimbursement, including reimbursement from programs for participating private hospitals that enter into indigent care affiliation agreements with public hospitals or county governments in the state of Texas. Under the CMS-approved programs, affiliated hospitals, including our Texas hospitals, have expanded the community healthcare safety net by providing indigent healthcare services. Participation in indigent care affiliation agreements by our Texas hospitals has resulted in additional acute care revenue by virtue of the hospitals’ entitlement to supplemental Medicaid inpatient reimbursement. Revenue recognized under these Texas private supplemental Medicaid reimbursement programs for the quarter ended December 31, 2012, was $15.1 million, compared to $19.2 million in the prior year quarter. Under the Medicaid waiver, which will change the funding structure of Texas’ current supplemental Medicaid reimbursement programs, funds will be distributed to participating hospitals based upon both the costs associated with providing care to individuals without third party coverage and the investment made to support coordinating care and quality improvements that transform the local communities’ care delivery systems. The responsibility to coordinate and develop plans that address the concerns of the local delivery care systems, including improved access, quality, cost effectiveness and coordination will be controlled primarily by government-owned public hospitals that serve the surrounding geographic areas. Due to the complexities associated with implementation of the waiver’s underlying rules and regulations and the nature of ongoing deliberations with advocacy groups and public hospitals, we are unable to estimate the impact, if any, this will have on our revenue and earnings.

The THHSC has released proposed rules to change the Texas Medicaid Disproportionate Share Hospital (“Texas Medicaid DSH”) methodology. While changes to the Texas Medicaid DSH methodology have been proposed, details regarding its computation and funding for the state’s upcoming fiscal year have not yet been identified. Because deliberations regarding the Texas Medicaid DSH program are ongoing, we are unable to estimate the financial impact, if any, that proposed program changes may have on our result of operations. During the quarter ended December 31, 2012, we recognized $7.1 million in Texas Medicaid DSH revenues, compared to $6.2 million in the prior year quarter.

Beginning in July 2011, in an effort to control its budgeted expenditures and balance its budget, the state of Arizona implemented a plan to reduce its eligible Medicaid beneficiaries. This plan has resulted in a reduction of approximately 7.4% of the total Medicaid population in the state and includes approximately 143,000 childless adults. Since implementation of this plan by the state of Arizona, Health Choice has experienced a significant decline in its enrollees, premium revenue and earnings. While Health Choice’s enrollment has continued to decline during the quarter ended December 31, 2012, and is expected to continue to decline throughout our fiscal year 2013, the rate of decline is beginning to moderate. Additionally, on January 14, 2013, the governor of Arizona announced a recommendation that the state should fully participate in the expansion of its Medicaid program under the Health Reform Law, which would include increased eligibility for adults, children and pregnant women, and the restoration of eligibility to childless adults that was previously eliminated. The expansion of the state’s Medicaid program under the Health Reform Law could potentially result in the addition of approximately 370,000 people to its Medicaid rolls.

If additional Medicaid program changes are implemented in the future in Arizona or other states in which we operate, our revenue and earnings could be significantly impacted.

Physician Alignment and Clinical Integration

In an effort to meet community needs and address coverage issues, we have made significant investments in order to align with physicians through various recruitment and employment strategies, as well as alternative means of alignment such as our formation of provider networks in certain markets. We believe that physician alignment promotes clinical integration, enhances quality of care and makes us more efficient and competitive in a healthcare environment trending toward value-based purchasing and pay-for-performance.

As we continue to focus on our physician alignment and integration strategies, we face significant competition for skilled physicians in certain of our markets as more hospital providers adopt a physician staffing model approach, coupled with a general shortage of physicians across most specialties. This increased competition has resulted in efforts by managed care organizations to align with certain provider networks in the markets in which we operate. In response, we have formed our own provider networks in certain markets that include both employed and non-affiliated physicians, providing the infrastructure through which we are able to contract more efficiently with commercial payors, position ourselves for value based reimbursement and promote clinical integration. While we expect that employing physicians should provide relief on cost pressures associated with on-call coverage and other professional fees, we anticipate incurring additional labor and other start-up related costs as we continue the integration of employed physicians and their related support staff.

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

Uncompensated Care

Like others in the hospital industry, we continue to experience high levels of uncompensated care, including discounts to the uninsured, bad debts and charity care. These elevated levels are driven by the number of uninsured and under-insured patients seeking care at our hospitals, which has been significantly impacted by the efforts of the state of Arizona to reduce its Medicaid enrollees, as well as a general increase in uninsured volume in our Texas market where the state exercises stringent Medicaid eligibility requirements. Given the high rate of unemployment and its impact on the economy, particularly in the markets we serve, we believe our hospitals may continue to experience these elevated levels of uncompensated care until the U.S. economy experiences an economic recovery that includes significant sustained job growth and a meaningful decline in unemployment. During the quarter ended December 31, 2012, our self-pay admissions represented 7.8% of our total admissions, compared to 7.2% in the prior year quarter. This has resulted in pressures on pricing and operating margins created from providing the same level of healthcare service, but for less reimbursement. The cost of our uncompensated care is also impacted by the higher acuity levels at which these patients are presenting for treatment, which is primarily resulting from economic pressures and their related decisions to defer care. During the quarter ended December 31, 2012, our uncompensated care, which includes bad debts, charity care and uninsured discounts, as a percentage of acute care revenue was 23.8%, compared to 19.8% in the prior year quarter.

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

The percentages of our insured and uninsured net hospital receivables are summarized as follows:

	December 31, 2012	September 30, 2012
Insured receivables	76.1%	72.5%
Uninsured receivables	23.9%	27.5%

Total	100.0%	100.0%

The percentages of hospital receivables in summarized aging categories are as follows:

	December 31, 2012	September 30, 2012
0 to 90 days	63.0%	63.4%
91 to 180 days	19.8%	19.2%
Over 180 days	17.2%	17.4%

Total	100.0%	100.0%

Adoption of Electronic Health Records (“EHR”)

The American Recovery and Reinvestment Act of 2009 (“ARRA”) included approximately $26.0 billion in funding for various healthcare information technology (“IT”) initiatives, including Medicare and Medicaid incentives for eligible hospitals and professionals to adopt and meaningfully use certified EHR technology (“EHR Incentive Programs”). In addition, eligible providers that fail to demonstrate meaningful use of certified EHR technology will be subject to reduced payments from Medicare, beginning in federal fiscal year 2015 for eligible hospitals and calendar year 2015 for eligible professionals. Implementation of the EHR Incentive Programs has been divided into three stages with increasing requirements for participation. Stage 1 requires providers to meet meaningful use objectives specified by CMS, which include electronically capturing health information in structured format, tracking key clinical conditions for coordination of care purposes, implementing clinical decision support tools to facilitate disease and medication management, using EHRs to engage patients and families, and reporting clinical quality measures and public health information. Our hospitals, as well as a number of our physician clinics, substantially met the Stage 1 requirements in our fiscal year 2012. Stage 2 introduces several new meaningful use measures, as well as imposes stricter requirements on certain existing Stage 1 measures. Providers must achieve meaningful use under the Stage 1 criteria before advancing to Stage 2 and are required to meet the criteria for the applicable stage based on their first year of attesting to meaningful use. Our hospitals and physician clinics whose first payment year is 2011 or 2012 are required to meet Stage 2 criteria beginning in 2014. Though we expect to continue to incur certain non-productive and other operating costs, as well as additional investments in hardware and software, we believe our historical investments in advanced clinical and other information systems, as well as quality of care programs, provides a solid platform to build upon for timely compliance with the healthcare IT initiatives and requirements of ARRA.

Revenue and Volume Trends

Total net revenue for the quarter ended December 31, 2012, increased 2.8% to $641.3 million, compared to $623.7 million in the prior year quarter. Total net revenue is comprised of acute care revenue, which is recorded net of the provision for bad debts, and premium revenue. Acute care revenue contributed $29.5 million to the increase in total net revenue for the quarter ended December 31, 2012, compared to the prior year quarter, while premium revenue at Health Choice declined $11.9 million for the same period.

Acute Care Revenue

Acute care revenue is comprised of net patient revenue and other revenue. A large percentage of our hospitals’ net patient revenue consists of fixed payment, discounted sources, including Medicare, Medicaid and managed care organizations. Reimbursement for Medicare and Medicaid services are often fixed regardless of the cost incurred or the level of services provided. Similarly, a greater percentage of the managed care companies we contract with reimburse providers on a fixed payment basis regardless of the costs incurred or the level of services provided. Net patient revenue is reported net of discounts and contractual adjustments. The contractual adjustments principally result from differences between the hospitals’ established charges and payment rates under Medicare, Medicaid and various managed care plans. Additionally, discounts and contractual adjustments result from our uninsured discount and charity care programs. Acute care revenue is reported net of the provision for doubtful accounts. Other revenue includes medical office building rental income and other miscellaneous revenue.

Admissions decreased 0.4% for the quarter ended December 31, 2012, compared to the prior year quarter. An increase in observation cases, primarily resulting from the adoption of new InterQual criteria changes that focus on certain diagnoses presenting for emergency services, has impacted our admissions. Observation cases represent the number of patients classified as outpatient, during which time medical necessity is being evaluated prior to the patient being transferred to an inpatient status or being released from care. Adjusted admissions increased 3.1% for the quarter ended December 31, 2012, compared to the prior year quarter. Our volume for the quarter ended December 31, 2012, has benefited from an 18.8% increase in outpatient surgeries, resulting from our investment in the expansion of access points of care and the continued expansion of our physician alignment strategies to meet the growing need for outpatient services in the communities we serve. In addition, we experienced a 14.2% increase in emergency room visits for the quarter ended December 31, 2012, resulting from the current nationwide influenza epidemic.

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

The following table provides the sources of our hospitals’ net patient revenue before the provision for bad debts by payor:

	Quarter Ended December 31,
	2012	2011
Medicare	22.1%	23.8%
Managed Medicare	9.4%	7.3%
Medicaid and managed Medicaid	12.7%	15.5%
Managed care and other	37.2%	39.6%
Self-pay	18.6%	13.8%

Total	100.0%	100.0%

The increase in our self-pay revenue as a percentage of the total is the result of growth in our uninsured volumes and revenue, which have increased for the quarter ended December 31, 2012, compared to the prior year quarter. This is significantly impacted by the efforts of the state of Arizona to reduce its Medicaid enrollees.

Net patient revenue per adjusted admission, which includes the impact of the provision for bad debts, increased 2.4% for the quarter ended December 31, 2012, compared to the prior year quarter. Our pricing metrics for the quarter ended December 31, 2012, continue to benefit from rate increases from our managed care payors. However, our overall pricing has been negatively affected by the impact of high unemployment and other industry pressures, which has resulted in increased bad debts, reductions in Medicaid funding as states address their budgeting issues by implementing rate cuts on providers and reductions in Medicaid eligible beneficiaries. As states continue working through their budgetary issues, any additional cuts to Medicaid funding or structural changes to Medicaid programs that reduce eligibility would negatively impact our future pricing and earnings.

See “Item 1 — Business — Sources of Acute Care Revenue” and “Item 1 — Business — Government Regulation and Other Factors” included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, filed with the SEC on December 21, 2012, for a description of the types of payments we receive for services provided to patients enrolled in the traditional Medicare plan, managed Medicare plans, Medicaid plans, managed Medicaid plans and managed care plans. In those sections, we also discussed the unique reimbursement features of the traditional Medicare plan, including the annual Medicare regulatory updates published by CMS that impact reimbursement rates for services provided under the plan. The future potential impact to reimbursement for certain of these payors under the Health Reform Law is also addressed in such Annual Report on Form 10-K.

Premium Revenue

Health Choice contracts with state Medicaid programs in Arizona and Utah to provide specified health services to qualified Medicaid enrollees through contracted providers. Most of its premium revenue is derived through a contract with AHCCCS, the state agency that administers Arizona’s Medicaid program. The contract requires Health Choice to arrange for healthcare services for enrolled Medicaid patients in exchange for fixed monthly premiums, based upon negotiated per capita member rates, and supplemental payments from AHCCCS. Health Choice also contracts with CMS to provide coverage as a Medicare Advantage Prescription Drug (“MAPD”) Special Needs Plan (“SNP”). This contract allows Health Choice to offer Medicare and Part D drug benefit coverage to new and existing dual-eligible members (i.e., those that are eligible for Medicare and Medicaid). Effective for the 2012 plan year, SNPs are required to meet additional CMS requirements, including requirements relating to model of care, cost-sharing, disclosure of information and reporting of quality measures.

Health Choice’s current contract with AHCCCS, which covers Medicaid members in Apache, Coconino, Maricopa, Mohave, Navajo, Pima, Yuma, La Paz and Santa Cruz counties, expires on September 30, 2013. On January 28, 2013, Health Choice submitted its bid for a new three year contract with AHCCCS, which if accepted would become effective October 1, 2013. We anticipate contracts will be awarded by AHCCCS in March 2013. While we cannot be assured we will be awarded a new contract, we have successfully secured new contracts in the last four bidding cycles.

Premium revenue generated by Health Choice represented 21.7% of our consolidated net revenue for the quarter ended December 31, 2012, compared to 24.2% in the prior year quarter. The decline in premium revenue as a percentage of consolidated net revenue is the result of a loss of covered lives in our Medicaid product line, which have declined approximately 6.7% since December 31, 2011. The loss in membership in our Medicaid product line is the result of efforts by the state of Arizona to balance its budget, which included the July 1, 2011, implementation of a plan to reduce its Medicaid enrollees, particularly related to childless adults.

If AHCCCS were to take further actions in the near term, including reimbursement rate reductions, enrollment reductions, capitation payment deferrals, covered services reductions or limitations or other steps to reduce program expenditures, it could materially adversely impact our operating results and cash flows.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of significant accounting policies is disclosed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. Our critical accounting policies are further described under the caption “Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. There have been no changes in the nature of our critical accounting policies or the application of those policies since September 30, 2012.

SELECTED OPERATING DATA

The following table sets forth certain unaudited operating data for each of the periods presented.

	Quarter Ended December 31,
	2012	2011
Acute Care
Number of acute care hospital facilities at end of period	19	18
Licensed beds at end of period (1)	4,485	4,365
Average length of stay (days) (2)	5.0	4.9
Occupancy rates (average beds in service)	48.4%	48.9%
Admissions (3)	31,512	31,634
Adjusted admissions (4)	54,975	53,315
Patient days (5)	158,136	154,810
Adjusted patient days (4)	275,882	252,163
Net patient revenue per adjusted admission (6)	$8,965	$8,756
Health Choice
Medicaid covered lives	170,420	182,647
Dual-eligible lives (7)	4,081	4,213
Medical loss ratio (8)	82.8%	83.5%

(1)	Includes St. Luke’s Behavioral Hospital.
(2)	Represents the average number of days that a patient stayed in our hospitals.
(3)	Represents the total number of patients admitted to our hospitals for stays in excess of 23 hours. Management and investors use this number as a general measure of inpatient volume.
(4)	Adjusted admissions and adjusted patient days are general measures of combined inpatient and outpatient volume. We compute adjusted admissions/patient days by multiplying admissions/patient days by gross patient revenue and then dividing that number by gross inpatient revenue.
(5)	Represents the number of days our beds were occupied by inpatients over the period.
(6)	Includes the impact of the provision for bad debts as a component of revenue.
(7)	Represents members eligible for Medicare and Medicaid benefits under Health Choice’s contract with CMS to provide coverage as a MAPD SNP.
(8)	Represents medical claims expense as a percentage of premium revenue, including claims paid to our hospitals.

RESULTS OF OPERATIONS SUMMARY

Consolidated

The following table sets forth, for the periods presented, our results of consolidated operations expressed in dollar terms and as a percentage of net revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended December 31, 2012		Quarter Ended December 31, 2011
($ in thousands):	Amount	Percentage	Amount	Percentage
Net revenue
Acute care revenue before provision for bad debts	$597,101		$543,214
Less: Provision for bad debts	(94,656)		(70,279)

Acute care revenue	502,445	78.3%	472,935	75.8%
Premium revenue	138,854	21.7%	150,738	24.2%

Total net revenue	641,299	100.0%	623,673	100.0%
Costs and expenses
Salaries and benefits	246,288	38.4%	223,964	35.9%
Supplies	89,899	14.0%	84,170	13.5%
Medical claims	113,343	17.7%	124,245	19.9%
Rentals and leases	13,965	2.2%	12,266	2.0%
Other operating expenses	115,093	17.9%	113,983	18.3%
Medicare and Medicaid EHR incentives	(5,536)	(0.9%)	(6,677)	(1.1%)
Interest expense, net	33,845	5.3%	34,940	5.6%
Depreciation and amortization	26,852	4.2%	28,534	4.6%
Management fees	1,250	0.2%	1,250	0.2%

Total costs and expenses	634,999	99.0%	616,675	98.9%
Earnings from continuing operations before gain on disposal of assets and income taxes	6,300	1.0%	6,998	1.1%
Gain on disposal of assets, net	88	0.0%	240	0.0%

Earnings from continuing operations before income taxes	6,388	1.0%	7,238	1.1%
Income tax expense	2,735	0.4%	3,605	0.5%

Net earnings from continuing operations	3,653	0.6%	3,633	0.6%
Earnings (loss) from discontinued operations, net of income taxes	415	0.0%	(48)	0.0%

Net earnings	4,068	0.6%	3,585	0.6%
Net earnings attributable to non-controlling interests	(1,599)	(0.2%)	(2,232)	(0.4%)

Net earnings attributable to IASIS Healthcare LLC	$2,469	0.4%	$1,353	0.2%

Acute Care

The following table and discussion sets forth, for the periods presented, the results of our acute care operations expressed in dollar terms and as a percentage of acute care revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended December 31, 2012		Quarter Ended December 31, 2011
($ in thousands):	Amount	Percentage	Amount	Percentage
Acute care revenue
Acute care revenue before provision for bad debts	$597,101		$543,214
Less: Provision for bad debts	(94,656)		(70,279)

Acute care revenue	502,445	99.7%	472,935	99.7%
Revenue between segments (1)	1,567	0.3%	1,629	0.3%

Total acute care revenue	504,012	100.0%	474,564	100.0%
Costs and expenses
Salaries and benefits	240,522	47.7%	218,837	46.1%
Supplies	89,845	17.8%	84,119	17.7%
Rentals and leases	13,572	2.7%	11,886	2.5%
Other operating expenses	109,336	21.7%	108,297	22.8%
Medicare and Medicaid EHR incentives	(5,536)	(1.1%)	(6,677)	(1.4%)
Interest expense, net	33,845	6.7%	34,940	7.4%
Depreciation and amortization	25,817	5.1%	27,656	5.8%
Management fees	1,250	0.3%	1,250	0.3%

Total costs and expenses	508,651	100.9%	480,308	101.2%
Loss from continuing operations before gain on disposal of assets and income taxes	(4,639)	(0.9%)	(5,744)	(1.2%)
Gain on disposal of assets, net	88	0.0%	240	0.0%

Loss from continuing operations before income taxes	$(4,551)	(0.9%)	$(5,504)	(1.2%)

(1)	Revenue between segments is eliminated in our consolidated results.

Quarters Ended December 31, 2012 and 2011

Acute care revenue — Acute care revenue for the quarter ended December 31, 2012, was $504.0 million, an increase of $29.4 million or 6.2% compared to $474.6 million in the prior year quarter. The increase in acute care revenue is comprised primarily of an increase in adjusted admissions of 3.1% and an increase in our net patient revenue per adjusted admission, which includes the impact of the provision for bad debts, of 2.4%, both compared to the prior year quarter. The provision for bad debts for the quarter ended December 31, 2012, was $94.7 million, an increase of $24.4 million or 34.7% compared to $70.3 million in the prior year quarter. The increase in the provision for bad debts is the result of increased self-pay volume and revenue. Our self-pay admissions as a percentage of total admissions increased to 7.8% for the quarter ended December 31, 2012, compared to 7.2% in the prior year quarter.

Net adjustments to estimated third-party payor settlements, also known as prior year contractuals, resulted in an increase in acute care revenue of $1.6 million and $78,000 for the quarters ended December 31, 2012 and 2011, respectively.

Salaries and benefits — Salaries and benefits expense for the quarter ended December 31, 2012, was $240.5 million, or 47.7% of acute care revenue, compared to $218.8 million, or 46.1% of acute care revenue in the prior year quarter. Excluding the impact of stock-based compensation, salaries and benefits expense as a percentage of acute care revenue was 47.5% for the quarter ended December 31, 2012, compared to 46.0% in the prior year quarter. Salaries and benefits expense as a percentage of acute care revenue, excluding the impact of stock-based compensation, increased primarily as a result of the recent expansion of our employed physician base, which requires additional investments in labor and practice related costs, including infrastructure and physician support staff.

Other operating expenses — Other operating expenses for the quarter ended December 31, 2012, were $109.3 million, or 21.7% of acute care revenue, compared to $108.3 million, or 22.8% of acute care revenue in the prior year quarter. Other operating expenses as a percentage of acute care revenue decreased primarily due to a decline in professional fees associated with our supplemental Medicaid reimbursement programs in Texas.

Health Choice

The following table and discussion sets forth, for the periods presented, the results of our Health Choice operations expressed in dollar terms and as a percentage of premium revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended December 31, 2012		Quarter Ended December 31, 2011
($ in thousands):	Amount	Percentage	Amount	Percentage
Premium revenue
Premium revenue	$138,854	100.0%	$150,738	100.0%
Costs and expenses
Salaries and benefits	5,766	4.2%	5,127	3.4%
Supplies	54	0.0%	51	0.0%
Medical claims (1)	114,910	82.8%	125,874	83.5%
Other operating expenses	5,757	4.1%	5,686	3.8%
Rentals and leases	393	0.3%	380	0.3%
Depreciation and amortization	1,035	0.7%	878	0.6%

Total costs and expenses	127,915	92.1%	137,996	91.5%

Earnings before income taxes	$10,939	7.9%	$12,742	8.5%

(1)	Medical claims paid to our hospitals of $1.6 million for each of the quarters ended December 31, 2012 and 2011, are eliminated in our consolidated results.

Quarters Ended December 31, 2012 and 2011

Premium revenue — Premium revenue from Health Choice was $138.9 million for the quarter ended December 31, 2012, a decrease of $11.9 million or 7.9% compared to $150.7 million in the prior year quarter. The decline in premium revenue is primarily impacted by the efforts of the state of Arizona to reduce its Medicaid enrollment, particularly related to childless adults, which has resulted in a 7.4% decline in member months, and lower capitation rates on a per member per month basis, as the mix of enrollees has changed to include fewer childless adults, which typically receive a higher capitation rate on a monthly basis.

Medical claims — Prior to eliminations, medical claims expense was $114.9 million for the quarter ended December 31, 2012, compared to $125.9 million in the prior year quarter. Medical claims expense as a percentage of premium revenue was 82.8% for the quarter ended December 31, 2012, compared to 83.5% in the prior year quarter. The decrease in medical claims as a percentage of premium revenue is impacted primarily by an overall decline in inpatient hospitalization.

LIQUIDITY AND CAPITAL RESOURCES

Overview of Cash Flow Activities for the Quarters Ended December 31, 2012 and 2011

Our cash flows are summarized as follows (in thousands):

	Quarter Ended December 31,
	2012	2011
Cash flows from operating activities	$601	$(32,701)
Cash flows from investing activities	$(33,363)	$(22,584)
Cash flows from financing activities	$(6,107)	$(8,046)

Operating Activities

Operating cash flows increased $33.3 million for the quarter ended December 31, 2012, compared to the prior year period. Our operating cash flows have been positively impacted by the receipt of both certain Medicaid supplemental reimbursement receivables and EHR incentives that were accrued at September 30, 2012. While our operating cash flows have benefitted from these items, we continue to experience delays in Medicaid supplemental reimbursement in Texas, specifically related to amounts earned in fiscal year 2013 under the programs for disproportionate share payments and the state’s new uncompensated care waiver pool. Additionally, our working capital has been impacted by the continued delays in accounts receivable collections resulting from the expansion of managed Medicaid in certain of the states in which we operate.

At December 31, 2012, we had $233.9 million in net working capital, compared to $241.0 million at September 30, 2012. Net accounts receivable increased $25.0 million to $364.8 million at December 31, 2012, from $339.7 million at September 30, 2012. Our days revenue in accounts receivable at December 31, 2012, were 58, compared to 57 at September 30, 2012 and 52 at December 31, 2011.

Investing Activities

Cash flows used in investing increased $10.8 million for the quarter ended December 31, 2012, compared to the prior year period. The increase is comprised primarily of an increase in capital expenditures of $6.6 million.

Financing Activities

Cash flows used in financing decreased $1.9 million for the quarter ended December 31, 2012, compared to the prior year period.

Capital Resources

As of December 31, 2012, we had the following debt arrangements:

•	$1.325 billion senior secured credit facilities; and

•	$850.0 million in 8.375% senior notes due 2019.

At December 31, 2012, amounts outstanding under our senior secured credit facilities consisted of $1.007 billion in term loans. In addition, we had $75.3 million in letters of credit outstanding under the revolving credit facility. The weighted average interest rate of outstanding borrowings under the senior secured credit facilities was 5.0% for the quarter ended December 31, 2012.

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

8.375% Senior Notes due 2019

We and IASIS Capital Corporation (together, the “Issuers”) have issued $850.0 million aggregate principal amount of 8.375% senior notes due 2019 (“Senior Notes”), which mature on May 15, 2019, pursuant to an indenture, among the Issuers and certain of the Issuers’ wholly owned domestic subsidiaries that guarantee the Senior Secured Credit Facilities (the “Notes Guarantors”) (the “Indenture”). The Indenture provides that the Senior Notes are general unsecured, senior obligations of the Issuers, and initially will be unconditionally guaranteed on a senior unsecured basis.

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

Liquidity

We rely on cash generated from our operations as our primary source of liquidity, as well as available credit facilities, project and bank financings and the issuance of long-term debt. From time to time, we have also utilized operating lease transactions that are sometimes referred to as off-balance sheet arrangements. We expect that our future funding for working capital needs, capital expenditures, long-term debt repayments and other financing activities will continue to be provided from some or all of these sources. Each of our existing and projected sources of cash is impacted by operational and financial risks that influence the overall amount of cash generated and the capital available to us. For example, cash generated by our business operations may be impacted by, among other things, economic downturns, federal and state budget initiatives, weather-related catastrophes and adverse industry conditions. Our future liquidity will be impacted by our ability to access capital markets, which may be restricted due to our credit ratings, general market conditions, leverage capacity and by existing or future debt agreements. For a further discussion of risks that can impact our liquidity, see our risk factors in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

Including available cash at December 31, 2012, we have available liquidity as follows (in millions):

Cash and cash equivalents	$10.0
Available capacity under our senior secured revolving credit facility	224.7

Net available liquidity at December 31, 2012	$234.7

Net available liquidity assumes 100% participation from all lenders currently committed under our senior secured revolving credit facility. In addition to our available liquidity, we expect to generate sufficient operating cash flows in fiscal 2013. We will also utilize proceeds from our financing activities as needed.

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

We are unable at this time to extend our evaluation of the sufficiency of our liquidity beyond three years. We cannot assure you, however, that our operating performance will generate sufficient cash flow from operations or that future borrowings will be available under our Senior Secured Credit Facilities, or otherwise, to enable us to grow our business, service our indebtedness, or make anticipated capital expenditures and tax payments. For more information, see our risk factors in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

One element of our business strategy is to selectively pursue acquisitions and strategic alliances in existing and new markets. Any acquisitions or strategic alliances may result in the incurrence, or assumption by us, of additional indebtedness. We continually assess our capital needs and may seek additional financing, including debt or equity as considered necessary to fund capital expenditures and potential acquisitions or for other corporate purposes. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. For more information, see our risk factors in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. At December 31, 2012, the following components of our Senior Secured Credit Facilities bear interest at variable rates at specified margins above either the agent bank’s alternate base rate or the LIBOR rate: (i) a $1.025 billion, seven-year term loan; and (ii) a $300.0 million, five-year revolving credit facility. As of December 31, 2012, we had outstanding variable rate debt of $1.007 billion.

We have managed our market exposure to changes in interest rates by implementing a comprehensive interest rate hedging strategy that includes converting variable rate debt to fixed rate debt. We have executed an interest rate cap with Citibank, as counterparty, with a notional amount of $350.0 million and a cap rate of 1.75%, effective March 1, 2012, and expiring March 31, 2013. Additionally, we have executed forward starting interest rate swaps with Citibank and Barclays, as counterparties, with notional amounts totaling $350.0 million, each agreement effective March 31, 2013, and expiring between September 30, 2014 and September 30, 2016, at rates ranging from 1.6% to 2.2%. Our interest rate hedging agreements expose us to credit risk in the event of non-performance by our counterparties, Citibank and Barclays. However, we do not anticipate non-performance by either of our counterparties.

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

Item 4. Controls and Procedures

Evaluations of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2012. Based on this evaluation, the principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        In November 2010, the U.S. Department of Justice (“DOJ”) sent a letter to IAS requesting a 12-month tolling agreement in connection with an investigation into Medicare claims submitted by our hospitals in connection with the implantation of implantable cardioverter defibrillators (“ICDs”) during the period 2003 to the present. At that time, neither the precise number of procedures, number of claims, nor the hospitals involved were identified by the DOJ. We understand that the government is conducting a national initiative with respect to ICD procedures involving a number of healthcare providers and is seeking information in order to determine if ICD implantation procedures were performed in accordance with Medicare coverage requirements. On January 11, 2011, IAS entered into the tolling agreement with the DOJ and, subsequently, the DOJ has provided IAS with a list of 194 procedures involving ICDs at 14 hospitals which are the subject of further medical necessity review by the DOJ. We are cooperating fully with the government and, to date, the DOJ has not asserted any claim against our hospitals. At present, legal counsel and clinical experts for IAS believe that 147 of the procedures reviewed either meet Medicare coverage requirements or have been removed from the survey by refinement of DOJ instructions. The remaining 47 procedures are still in the process of being reviewed and further discussion of all procedures is expected to be conducted with the DOJ during fiscal year 2013. To allow additional time for completion of this ongoing review, the government proposed in November 2012, and IAS agreed, to extend the tolling agreement for an additional six months.

Item 1A. Risk Factors

Reference is made to the factors set forth under the caption “Forward-Looking Statements” in Part I, Item 2 of this Form 10-Q and other risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, which are incorporated herein by reference. There have not been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

PART II. OTHER INFORMATION

Item 6. Exhibits

(a)	List of Exhibits:

31.1	Certification of Principal Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from our quarterly report on Form 10-Q for the quarter and three months ended December 31, 2012, filed with the SEC on February 14, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated balance sheets at December 31, 2012 and September 30, 2012, (ii) the condensed consolidated statements of operations for the quarters ended December 31, 2012 and 2011, (iii) the condensed consolidated statements of comprehensive income for the quarters ended December 31, 2012 and 2011, (iv) the condensed consolidated statement of equity, (v) the condensed consolidated statements of cash flows for the quarters ended December 31, 2012 and 2011, and (vi) the notes to the condensed consolidated financial statements (tagged as blocks of text). (1)

(1)	The XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IASIS HEALTHCARE LLC

Date: February 14, 2013	By:	/s/ John M. Doyle
John M. Doyle
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from our quarterly report on Form 10-Q for the quarter ended December 31, 2012, filed with the SEC on February 14, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated balance sheets at December 31, 2012 and September 30, 2012, (ii) the condensed consolidated statements of operations for the quarters ended December 31, 2012 and 2011, (iii) the condensed consolidated statements of comprehensive income for the quarters ended December 31, 2012 and 2011, (iv) the condensed consolidated statement of equity, (v) the condensed consolidated statements of cash flows for the quarters ended December 31, 2012 and 2011, and (vi) the notes to the condensed consolidated financial statements (tagged as blocks of text). (1)

(1)	The XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.