Form 10-Q
period 2013-03-31
IASIS Healthcare LLC
filed 2013-05-15
CIK 1294632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 15, 2013, 100% of the registrant’s common interests outstanding (all of which are privately owned and are not traded on any public market) were owned by IASIS Healthcare Corporation, its sole member.

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	March 31,	September 30,
	2013	2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$—	$48,882
Accounts receivable, net	383,452	356,618
Inventories	64,094	67,650
Deferred income taxes	26,295	19,744
Prepaid expenses and other current assets	123,720	117,851

Total current assets	597,561	610,745

Property and equipment, net	1,180,471	1,171,657
Goodwill	815,546	818,424
Other intangible assets, net	27,521	29,161
Other assets, net	69,718	68,498

Total assets	$2,690,817	$2,698,485

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$121,473	$111,928
Salaries and benefits payable	64,364	65,390
Accrued interest payable	28,021	28,034
Medical claims payable	56,396	61,142
Other accrued expenses and other current liabilities	73,801	89,890
Current portion of long-term debt and capital lease obligations	12,867	13,387

Total current liabilities	356,922	369,771

Long-term debt and capital lease obligations	1,847,889	1,853,107
Deferred income taxes	136,007	120,961
Other long-term liabilities	98,113	104,110

Non-controlling interests with redemption rights	105,869	99,164

Equity
Member’s equity	136,267	141,589
Non-controlling interests	9,750	9,783

Total equity	146,017	151,372

Total liabilities and equity	$2,690,817	$2,698,485

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands)

	Quarter Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Net revenue
Acute care revenue before provision for bad debts	$606,301	$588,641	$1,203,075	$1,131,855
Less: Provision for bad debts	(95,625)	(78,173)	(190,281)	(148,452)

Acute care revenue	510,676	510,468	1,012,794	983,403
Premium revenue	143,401	137,168	282,255	287,906

Net revenue	654,077	647,636	1,295,049	1,271,309

Costs and expenses
Salaries and benefits (includes stock-based compensation of $862, $1,442, $1,999 and $1,942, respectively)	259,452	234,092	505,740	458,056
Supplies	91,085	86,969	180,984	171,139
Medical claims	118,573	108,679	231,916	232,924
Rentals and leases	15,101	12,276	29,066	24,542
Other operating expenses	110,696	120,276	225,789	234,259
Medicare and Medicaid EHR incentives	(5,217)	(2,009)	(11,080)	(8,686)
Interest expense, net	33,407	35,556	67,252	70,496
Depreciation and amortization	26,449	28,976	53,301	57,510
Management fees	1,250	1,250	2,500	2,500

Total costs and expenses	650,796	626,065	1,285,468	1,242,740

Earnings from continuing operations before gain on disposal of assets and income taxes	3,281	21,571	9,581	28,569
Gain on disposal of assets, net	75	438	163	678

Earnings from continuing operations before income taxes	3,356	22,009	9,744	29,247

Income tax expense	2,389	9,205	5,124	12,810

Net earnings from continuing operations	967	12,804	4,620	16,437

Earnings (loss) from discontinued operations, net of income taxes	(90)	363	325	315

Net earnings	877	13,167	4,945	16,752

Net (earnings) loss attributable to non-controlling interests	351	(2,010)	(1,248)	(4,242)

Net earnings attributable to IASIS Healthcare LLC	$1,228	$11,157	$3,697	$12,510

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In Thousands)

	Quarter Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Net earnings	$877	$13,167	$4,945	$16,752

Other comprehensive income (loss)
Change in fair value of highly effective interest rate hedges	7	(820)	(110)	(2,164)
Amortization of other comprehensive income related to ineffective interest rate hedges	—	823	—	2,057

Other comprehensive income (loss) before income taxes	7	3	(110)	(107)

Change in income tax benefit (expense)	(3)	(1)	40	39

Other comprehensive income (loss), net of income taxes	4	2	(70)	(68)

Comprehensive income	881	13,169	4,875	16,684

Net (earnings) loss attributable to non-controlling interests	351	(2,010)	(1,248)	(4,242)

Comprehensive income attributable to IASIS Healthcare LLC	$1,232	$11,159	$3,627	$12,442

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

(In Thousands)

	Non-controlling Interests with Redemption Rights	Member’s Equity	Non- controlling Interests	Total Equity

Balance at September 30, 2012	$99,164	$141,589	$9,783	$151,372
Net earnings	1,221	3,697	27	3,724
Distributions to non-controlling interests	(4,541)	—	(60)	(60)
Repurchase of non-controlling interests	(503)	—	—	—
Sale of non-controlling interests	1,262	—	—	—
Other	(1,710)	12	—	12
Stock-based compensation	—	1,999	—	1,999
Other comprehensive loss	—	(70)	—	(70)
Income tax benefit from exercised employee stock options	—	16	—	16
Adjustment to redemption value of non-controlling interests with redemption rights	10,976	(10,976)	—	(10,976)

Balance at March 31, 2013	$105,869	$136,267	$9,750	$146,017

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	Six Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net earnings	$4,945	$16,752
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	53,301	57,510
Amortization of loan costs	3,907	3,803
Stock-based compensation	1,999	1,942
Deferred income taxes	4,420	11,835
Income tax benefit from stock-based compensation	16	6
Fair value change in interest rate hedges	—	(1,410)
Amortization of other comprehensive loss	—	2,057
Gain on disposal of assets, net	(163)	(678)
Earnings from discontinued operations, net	(325)	(315)
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	(26,944)	(57,170)
Inventories, prepaid expenses and other current assets	928	(19,779)
Accounts payable, other accrued expenses and other accrued liabilities	(15,654)	(14,975)

Net cash provided by (used in) operating activities — continuing operations	26,430	(422)
Net cash provided by (used in) operating activities — discontinued operations	454	(214)

Net cash provided by (used in) operating activities	26,884	(636)

Cash flows from investing activities
Purchases of property and equipment	(60,479)	(53,248)
Cash paid for acquisitions, net	(1,088)	228
Proceeds from sale of assets	17	62
Change in other assets, net	(2,521)	1,542

Net cash used in investing activities	(64,071)	(51,416)

Cash flows from financing activities
Payment of debt and capital lease obligations	(6,488)	(7,267)
Debt financing costs incurred	(1,024)	(998)
Distributions to non-controlling interests	(4,601)	(4,887)
Cash received for the sale of non-controlling interests	848	—
Cash paid for the repurchase of non-controlling interests	(442)	(462)
Other	12	—

Net cash used in financing activities	(11,695)	(13,614)

Change in cash and cash equivalents	(48,882)	(65,666)
Cash and cash equivalents at beginning of period	48,882	147,327

Cash and cash equivalents at end of period	$—	$81,661

Supplemental disclosure of cash flow information:
Cash paid for interest	$63,254	$66,647

Cash received for income taxes, net	$284	$12,102

See accompanying notes.

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements as of and for the quarters and six months ended March 31, 2013 and 2012 reflect the financial position, results of operations and cash flows of IASIS Healthcare LLC (“IASIS” or the “Company”). The Company’s sole member and parent company is IASIS Healthcare Corporation (“Holdings” or “IAS”).

IASIS owns and operates acute care hospitals primarily located in high-growth urban and suburban markets. At March 31, 2013, the Company owned or leased 19 acute care hospital facilities and one behavioral health hospital, with a total of 4,485 licensed beds, several outpatient service facilities and more than 160 physician clinics. The Company operates in various regions, including:

•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	Tampa-St. Petersburg, Florida;

•	five cities in Texas, including Houston and San Antonio; and

•	West Monroe, Louisiana.

The Company also owns and operates Health Choice Arizona, Inc. (“Health Choice” or the “Plan”), a Medicaid and Medicare managed health plan headquartered in Phoenix that serves over 174,000 members in Arizona and Utah.

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated balance sheet of the Company at September 30, 2012, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012, which was filed with the U.S. Securities and Exchange Commission on December 21, 2012.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying unaudited condensed consolidated financial statements and notes. Actual results could differ materially from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no impact on the Company’s results of operations or financial position.

General and Administrative

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include the IASIS corporate office costs, which were $10.5 million and $9.8 million for the quarters ended March 31, 2013 and 2012, respectively, and $21.8 million and $22.1 million for the six months ended March 31, 2013 and 2012, respectively.

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

Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are reflected in the accompanying unaudited condensed consolidated financial statements at amounts that approximate fair value because of the short-term nature of these instruments. The fair value of the Company’s capital lease obligations also approximate carrying value as they bear interest at current market rates. The estimated fair values of the Company’s 8.375% senior notes due 2019 and senior secured credit facilities were $895.7 million and $1.019 billion, respectively, at March 31, 2013, based on the average of the bid and ask price as determined using published rates at that date and are categorized as Level 2 within the fair value hierarchy.

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

Recent Accounting Pronouncements

Newly Adopted

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income” (Topic 220): Presentation of Comprehensive Income. This ASU eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Instead, ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income” (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income. This ASU amends ASU 2011-05 to defer the requirement to measure and present reclassification adjustments from accumulated other comprehensive income to net income by income statement line item in net income and also in other comprehensive income. ASU 2011-05, as amended by ASU 2011-12, is required to be applied retrospectively and is effective for fiscal years beginning after December 15, 2011. The Company has adopted this authoritative guidance effective October 1, 2012, and the change in presentation is included in the Company’s unaudited condensed consolidated statements of comprehensive income.

Recently Issued

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. ASU 2013-02 requires entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 is required to be applied prospectively and is effective for fiscal years beginning after December 15, 2012, and interim periods within those years. The Company will adopt ASU 2013-02 in the first quarter of fiscal year 2014. The adoption of ASU 2013-02 is not expected to significantly impact the Company’s financial statements.

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

	Quarter Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Medicare	23.2%	22.6%	22.7%	23.8%
Managed Medicare	10.7%	9.7%	10.1%	8.6%
Medicaid and managed Medicaid	11.3%	13.3%	12.0%	14.9%
Managed care and other	36.6%	37.1%	36.9%	37.7%
Self-pay	18.2%	17.3%	18.3%	15.0%

Total	100%	100%	100%	100%

Reimbursement Settlements

During fiscal 2012, a settlement agreement (the “Rural Floor Settlement”) was signed between the Centers for Medicare and Medicaid Services (“CMS”) and a large number of healthcare service providers, including the Company’s hospitals. The Rural Floor Settlement is intended to resolve all claims that have been brought or could have been brought relating to CMS’ calculation of the rural floor budget neutrality adjustment that was created by the Balanced Budget Act of 1997 for federal fiscal year 1998 through and including federal fiscal year 2011. As a result of the Rural Floor Settlement, the Company recognized $15.4 million of additional acute care revenue during the quarter and six months ended March 31, 2012.

During the quarter and six months ended March 31, 2012, acute care revenue included an unfavorable adjustment of $4.3 million related to the newly issued Supplemental Security Income (“SSI”) ratios utilized for calculating Medicare Disproportionate Share Hospital reimbursement for federal fiscal years 2006 through 2009.

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

At March 31, 2013 and September 30, 2012, the Company’s self-pay receivables, including amounts due from uninsured patients and co-payment and deductible amounts due from insured patients, were $334.2 million and $328.5 million, respectively. At March 31, 2013 and September 30, 2012, the Company’s allowance for doubtful accounts was $237.7 million and $235.2 million, respectively.

3. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations consist of the following (in thousands):

	March 31, 2013	September 30, 2012
Senior secured term loan facility	$1,000,823	$1,005,537
8.375% senior notes due 2019	845,327	844,943
Capital leases and other obligations	14,606	16,014

	1,860,756	1,866,494
Less current maturities	12,867	13,387

	$1,847,889	$1,853,107

As of March 31, 2013, the senior secured term loan facility balance reflects an original issue discount (“OID”) of $3.7 million, which is net of accumulated amortization of $1.4 million. The 8.375% senior notes due 2019 (the “Senior Notes”) balance reflects an OID of $4.7 million, which is net of accumulated amortization of $1.5 million.

$1.325 Billion Senior Secured Credit Facilities

The Company is party to a senior credit agreement, which was amended on February 20, 2013 (the “Repricing Amendment”) as part of a repricing that lowered the interest rate, (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement provides for senior secured financing of up to $1.325 billion consisting of (1) a $1.025 billion senior secured term loan facility with a seven-year maturity and (2) a $300.0 million senior secured revolving credit facility with a five-year maturity, of which up to $150.0 million may be utilized for the issuance of letters of credit (together, the “Senior Secured Credit Facilities”). Principal under the senior secured term loan facility is due in consecutive equal quarterly installments in an aggregate annual amount equal to 1% of the principal amount of $1.007 billion outstanding as of the effective date of the Repricing Amendment, with the remaining balance due upon maturity of the senior secured term loan facility. The senior secured revolving credit facility does not require installment payments.

Borrowings under the senior secured term loan facility (giving effect to the Repricing Amendment) bear interest at a rate per annum equal to, at the Company’s option, either (1) a base rate (the “base rate”) determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of Bank of America, N.A. and (c) a one-month LIBOR rate, subject to a floor of 1.25%, plus 1.00%, in each case, plus a margin of 2.25% per annum or (2) the LIBOR rate for the interest period relevant to such borrowing, subject to a floor of 1.25%, plus a margin of 3.25% per annum. Borrowings under the senior secured revolving credit facility generally bear interest at a rate per annum equal to, at the Company’s option, either (1) the base rate plus a margin of 2.50% per annum, or (2) the LIBOR rate for the interest period relevant to such borrowing plus a margin of 3.50% per annum. In addition to paying interest on outstanding principal under the Senior Secured Credit Facilities, the Company is required to pay a commitment fee on the unutilized commitments under the senior secured revolving credit facility, as well as pay customary letter of credit fees and agency fees.

The Senior Secured Credit Facilities are unconditionally guaranteed by IAS and certain subsidiaries of the Company (collectively, the “Credit Facility Guarantors”) and are required to be guaranteed by all future material wholly-owned subsidiaries of the Company, subject to certain exceptions. All obligations under the Amended and Restated Credit Agreement are secured, subject to certain exceptions, by substantially all of the Company’s assets and the assets of the Credit Facility Guarantors, including (1) a pledge of 100% of the equity interests of the Company and the Credit Facility Guarantors, (2) mortgage liens on all of the Company’s material real property and that of the Credit Facility Guarantors, and (3) all proceeds of the foregoing.

The Amended and Restated Credit Agreement requires the Company to mandatorily prepay borrowings under the senior secured term loan facility with net cash proceeds of certain asset dispositions, following certain casualty events, following certain borrowings or debt issuances, and from a percentage of annual excess cash flow.

The Amended and Restated Credit Agreement contains certain restrictive covenants, including, among other things: (1) limitations on the incurrence of debt and liens; (2) limitations on investments other than, among other exceptions, certain acquisitions that meet certain conditions; (3) limitations on the sale of assets outside of the ordinary course of business; (4) limitations on dividends and distributions; and (5) limitations on transactions with affiliates, in each case, subject to certain exceptions. The Amended and Restated Credit Agreement also contains certain customary events of default, including, without limitation, a failure to make payments under the Senior Secured Credit Facilities, cross-defaults, certain bankruptcy events and certain change of control events.

8.375% Senior Notes due 2019

The Company, together with its wholly owned subsidiary IASIS Capital Corporation (“IASIS Capital”) (together, the “Issuers”), have issued an $850.0 million aggregate principal amount of Senior Notes, which mature on May 15, 2019, pursuant to an indenture, dated as of May 3, 2011, among the Issuers and certain of the Issuers’ wholly owned domestic subsidiaries that guarantee the Senior Secured Credit Facilities (the “Notes Guarantors”) (the “Indenture”). The Indenture provides that the Senior Notes are general unsecured, senior obligations of the Issuers, and initially will be unconditionally guaranteed on a senior unsecured basis.

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

4. INTEREST RATE SWAPS

In August 2011, the Company executed forward starting interest rate swaps with Citibank and Barclays Bank PLC, as counterparties, with notional amounts totaling $350.0 million, each agreement effective March 28, 2013 and expiring between September 30, 2014 and September 30, 2016. Under these agreements, the Company is required to make quarterly fixed rate payments at annual rates ranging from 1.6% to 2.2%. The counterparties are obligated to make quarterly floating rate payments to the Company based on the three-month LIBOR rate, each subject to a floor of 1.25%. The Company completed an assessment of these cash flow hedges during the quarter and six months ended March 31, 2013, and determined that these hedges were highly effective. Accordingly, no gain or loss related to these hedges has been reflected in the accompanying unaudited condensed consolidated statements of operations, and the change in fair value has been included in accumulated other comprehensive loss as a component of member’s equity.

Effective Dates	Total Notional Amounts
(in thousands)
Effective from March 28, 2013 to September 30, 2014	$50,000
Effective from March 28, 2013 to September 30, 2015	100,000
Effective from March 28, 2013 to September 30, 2016	200,000

The fair value of the Company’s interest rate hedges at March 31, 2013 and September 30, 2012, reflect liability balances of $7.7 million and $7.6 million, respectively, and are included in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets. The fair value of the Company’s interest rate hedges reflects a liability because the effect of the forward LIBOR curve on future interest payments results in less interest due to the Company under the variable rate component included in the interest rate hedging agreements, as compared to the amount due the Company’s counterparties under the fixed interest rate component.

5. GOODWILL

The following table presents the changes in the carrying amount of goodwill (in thousands):

	Acute Care	Health Choice	Total
Balance at September 30, 2012	$812,667	$5,757	$818,424
Adjustments related to acquisitions	(2,878)	—	(2,878)

Balance at March 31, 2013	$809,789	$5,757	$815,546

6. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of income taxes, are as follows (in thousands):

	March 31, 2013	September 30, 2012
Fair value of interest rate hedges	$(7,690)	$(7,580)
Income tax benefit	2,728	2,688

Accumulated other comprehensive loss	$(4,962)	$(4,892)

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

Professional, General and Workers’ Compensation Liability Risks

The Company is subject to claims and legal actions in the ordinary course of business, including but not limited to claims relating to patient treatment and personal injuries. To cover these types of claims, the Company maintains professional and general liability insurance in excess of self-insured retentions through a commercial insurance carrier in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is currently not a party to any such proceedings that, in the Company’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company expenses an estimate of the costs it expects to incur under the self-insured retention exposure for professional and general liability claims using historical claims data, demographic factors, severity factors, current incident logs and other actuarial analysis. At March 31, 2013 and September 30, 2012, the Company’s professional and general liability accrual for asserted and unasserted claims totaled $73.4 million and $76.9 million, respectively.

The Company is subject to claims and legal actions in the ordinary course of business relative to workers’ compensation matters. To cover these types of claims, the Company maintains workers’ compensation insurance coverage with a self-insured retention. The Company accrues the costs of workers’ compensation claims based upon estimates derived from its claims experience.

Health Choice

Health Choice has entered into capitated contracts whereby the Plan provides managed healthcare services in exchange for fixed periodic and supplemental payments from the Arizona Health Care Cost Containment System (“AHCCCS”) and CMS. These services are provided regardless of the actual costs incurred to provide these services. The Company receives reinsurance and other supplemental payments from AHCCCS to cover certain costs of healthcare services that exceed certain thresholds. The Company believes that current capitated payments received, together with reinsurance and other supplemental payments, are sufficient to pay for the services Health Choice is obligated to deliver. As of March 31, 2013, the Company has provided a performance guaranty in the form of a letter of credit totaling $33.7 million for the benefit of AHCCCS to support Health Choice’s obligations under its contract to provide and pay for the healthcare services. The amount of the performance guaranty is generally based, in part, upon the membership in the Plan and the related capitation revenue paid to Health Choice.

On March 25, 2013, Health Choice was awarded a new contract by AHCCCS. On April 5, 2013, the Plan executed and delivered to AHCCCS the award letter with respect to the new contract. Under AHCCCS’ contract bid procedures, entrance into the award letter represents Health Choice’s initial commitment to the terms of the new contract, which will be finalized before and become effective October 1, 2013. The new contract will have an initial term of three years, and includes two one-year renewal options at the discretion of AHCCCS.

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

Other

In November 2010, the U.S. Department of Justice (“DOJ”) sent a letter to IAS requesting a 12-month tolling agreement in connection with an investigation into Medicare claims submitted by our hospitals in connection with the implantation of implantable cardioverter defibrillators (“ICDs”) during the period 2003 to the present. At that time, neither the precise number of procedures, number of claims, nor the hospitals involved were identified by the DOJ. The Company understands that the government is conducting a national initiative with respect to ICD procedures involving a number of healthcare providers and is seeking information in order to determine if ICD implantation procedures were performed in accordance with Medicare coverage requirements. On January 11, 2011, IAS entered into the tolling agreement with the DOJ and, subsequently, the DOJ has provided IAS with a list of 194 procedures involving ICDs at 14 hospitals which are the subject of further medical necessity review by the DOJ. The Company is cooperating fully with the government and, to date, the DOJ has not asserted any claim against the Company’s hospitals. The Company believes that 125 of these procedure claims were properly documented for medical necessity and billed appropriately; the Company continues to search for and develop the documentary support for the remaining 69 of these cases that could have some likelihood of enforcement by the DOJ. If the Company is unable to place these claims in the no enforcement or lesser enforcement category, the government may require repayment, which could impose a multiplier. The government has not pressed IASIS for its response, however, IASIS will likely use its extensive training and compliance policies and awareness of the ICD national coverage determination to demonstrate intent to comply with Medicare’s coverage guidelines and commitment to compliance with federal and state authority. In April 2013, the government proposed to extend the tolling agreement through September 2013, which has been accepted by counsel for IASIS. IASIS will continue to use the tolling period to locate additional medical records for the 69 records potentially falling within a potential enforcement category, in an attempt to provide documentation to the DOJ of the medical necessity of the procedures. At this time, more analysis needs to be completed and, based on information available to date, the Company is unable to quantify an estimate for any potential repayment obligation related to this ICD investigation.

8. SEGMENT INFORMATION

The Company’s reportable operating segments consist of (1) acute care hospitals and related healthcare businesses, collectively “Acute Care”, and (2) Health Choice. The following is a financial summary by business segment for the periods indicated (in thousands):

	For the Quarter Ended March 31, 2013
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue before provision for bad debts	$606,301	$—	$—	$606,301
Less: Provision for bad debts	(95,625)	—	—	(95,625)

Acute care revenue	510,676	—	—	510,676
Premium revenue	—	143,401	—	143,401
Revenue between segments	1,827	—	(1,827)	—

Net revenue	512,503	143,401	(1,827)	654,077

Salaries and benefits (excludes stock-based compensation)	252,826	5,764	—	258,590
Supplies	91,037	48	—	91,085
Medical claims	—	120,400	(1,827)	118,573
Rentals and leases	14,697	404	—	15,101
Other operating expenses	104,947	5,749	—	110,696
Medicare and Medicaid EHR incentives	(5,217)	—	—	(5,217)

Adjusted EBITDA(1)	54,213	11,036	—	65,249

Interest expense, net	33,407	—	—	33,407
Depreciation and amortization	25,417	1,032	—	26,449
Stock-based compensation	862	—	—	862
Management fees	1,250	—	—	1,250

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(6,723)	10,004	—	3,281
Gain on disposal of assets, net	75	—	—	75

Earnings (loss) from continuing operations before income taxes	$(6,648)	$10,004	$—	$3,356

	For the Quarter Ended March 31, 2012
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue before provision for bad debts	$588,641	$—	$—	$588,641
Less: Provision for bad debts	(78,173)	—	—	(78,173)

Acute care revenue	510,468	—	—	510,468
Premium revenue	—	137,168	—	137,168
Revenue between segments	1,820	—	(1,820)	—

Net revenue	512,288	137,168	(1,820)	647,636

Salaries and benefits (excludes stock-based compensation)	226,693	5,957	—	232,650
Supplies	86,907	62	—	86,969
Medical claims	—	110,499	(1,820)	108,679
Rentals and leases	11,875	401	—	12,276
Other operating expenses	114,115	6,161	—	120,276
Medicare and Medicaid EHR incentives	(2,009)	—	—	(2,009)

Adjusted EBITDA(1)	74,707	14,088	—	88,795

Interest expense, net	35,556	—	—	35,556
Depreciation and amortization	28,054	922	—	28,976
Stock-based compensation	1,442	—	—	1,442
Management fees	1,250	—	—	1,250

Earnings from continuing operations before gain on disposal of assets and income taxes	8,405	13,166	—	21,571
Gain on disposal of assets, net	438	—	—	438

Earnings from continuing operations before income taxes	$8,843	$13,166	$—	$22,009

	For the Six Months Ended March 31, 2013
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue before provision for bad debts	$1,203,075	$—	$—	$1,203,075
Less: Provision for bad debts	(190,281)	—	—	(190,281)

Acute care revenue	1,012,794	—	—	1,012,794
Premium revenue	—	282,255	—	282,255
Revenue between segments	3,394	—	(3,394)	—

Net revenue	1,016,188	282,255	(3,394)	1,295,049

Salaries and benefits (excludes stock-based compensation)	492,211	11,530	—	503,741
Supplies	180,882	102	—	180,984
Medical claims	—	235,310	(3,394)	231,916
Rentals and leases	28,269	797	—	29,066
Other operating expenses	214,283	11,506	—	225,789
Medicare and Medicaid EHR incentives	(11,080)	—	—	(11,080)

Adjusted EBITDA(1)	111,623	23,010	—	134,633

Interest expense, net	67,252	—	—	67,252
Depreciation and amortization	51,234	2,067	—	53,301
Stock-based compensation	1,999	—	—	1,999
Management fees	2,500	—	—	2,500

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(11,362)	20,943	—	9,581
Gain on disposal of assets, net	163	—	—	163

Earnings (loss) from continuing operations before income taxes	$(11,199)	$20,943	$—	$9,744

Segment assets	$2,369,157	$321,660		$2,690,817

Capital expenditures	$60,382	$97		$60,479

Goodwill	$809,789	$5,757		$815,546

	For the Six Months Ended March 31, 2012
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue before provision for bad debts	$1,131,855	$—	$—	$1,131,855
Less: Provision for bad debts	(148,452)	—	—	(148,452)

Acute care revenue	983,403	—	—	983,403
Premium revenue	—	287,906	—	287,906
Revenue between segments	3,449	—	(3,449)	—

Net revenue	986,852	287,906	(3,449)	1,271,309

Salaries and benefits (excludes stock-based compensation)	445,030	11,084	—	456,114
Supplies	171,026	113	—	171,139
Medical claims	—	236,373	(3,449)	232,924
Rentals and leases	23,761	781	—	24,542
Other operating expenses	222,412	11,847	—	234,259
Medicare and Medicaid EHR incentives	(8,686)	—	—	(8,686)

Adjusted EBITDA(1)	133,309	27,708	—	161,017

Interest expense, net	70,496	—	—	70,496
Depreciation and amortization	55,710	1,800	—	57,510
Stock-based compensation	1,942	—	—	1,942
Management fees	2,500	—	—	2,500

Earnings from continuing operations before gain on disposal of assets and income taxes	2,661	25,908	—	28,569
Gain on disposal of assets, net	678	—	—	678

Earnings from continuing operations before income taxes	$3,339	$25,908	$—	$29,247

Segment assets	$2,369,222	$326,224		$2,695,446

Capital expenditures	$51,753	$1,495		$53,248

Goodwill	$802,434	$5,757		$808,191

(1)	Adjusted EBITDA represents net earnings from continuing operations before interest expense, income tax expense, depreciation and amortization, stock-based compensation, gain on disposal of assets and management fees. Management fees represent monitoring and advisory fees paid to TPG, the Company’s majority financial sponsor, and certain other members of IASIS Investment LLC, majority shareholder of IAS. Management routinely calculates and communicates adjusted EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within the healthcare industry to evaluate hospital performance, allocate resources and measure leverage capacity and debt service ability. In addition, the Company uses adjusted EBITDA as a measure of performance for its business segments and for incentive compensation purposes. Adjusted EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net earnings, cash flows generated by operating, investing, or financing activities or other financial statement data presented in the unaudited condensed consolidated financial statements as an indicator of financial performance or liquidity. Adjusted EBITDA, as presented, differs from what is defined under the Company’s senior secured credit facilities and may not be comparable to similarly titled measures of other companies.

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

Summarized unaudited condensed consolidating balance sheets at March 31, 2013 and September 30, 2012, unaudited condensed consolidating statements of operations for the quarters and six months ended March 31, 2013 and 2012, unaudited condensed consolidating statements of comprehensive income for the quarters and six months ended March 31, 2013 and 2012, and unaudited condensed consolidating statements of cash flows for the six months ended March 31, 2013 and 2012, for the Company, segregating the parent company issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, are found below. Prior year amounts have been reclassified to conform to the current year presentation.

IASIS Healthcare LLC

Condensed Consolidating Balance Sheet (unaudited)

March 31, 2013

(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$(3,722)	$3,722	$—	$—
Accounts receivable, net	—	141,232	242,220	—	383,452
Inventories	—	23,268	40,826	—	64,094
Deferred income taxes	26,295	—	—	—	26,295
Prepaid expenses and other current assets	—	47,654	76,066	—	123,720

Total current assets	26,295	208,432	362,834	—	597,561

Property and equipment, net	—	388,042	792,429	—	1,180,471
Intercompany	—	(131,545)	131,545	—	—
Net investment in and advances to subsidiaries	2,090,190	—	—	(2,090,190)	—
Goodwill	7,407	73,422	734,717	—	815,546
Other intangible assets, net	—	8,021	19,500	—	27,521
Other assets, net	30,243	15,115	24,360	—	69,718

Total assets	$2,154,135	$561,487	$2,065,385	$(2,090,190)	$2,690,817

Liabilities and Equity
Current liabilities
Accounts payable	$—	$57,012	$64,461	$—	$121,473
Salaries and benefits payable	—	29,689	34,675	—	64,364
Accrued interest payable	28,021	(3,229)	3,229	—	28,021
Medical claims payable	—	—	56,396	—	56,396
Other accrued expenses and other current liabilities	—	34,570	39,231	—	73,801
Current portion of long-term debt and capital lease obligations	10,071	2,796	63,577	(63,577)	12,867

Total current liabilities	38,092	120,838	261,569	(63,577)	356,922

Long-term debt and capital lease obligations	1,836,079	11,810	621,774	(621,774)	1,847,889
Deferred income taxes	136,007	—	—	—	136,007
Other long-term liabilities	7,690	89,817	606	—	98,113

Total liabilities	2,017,868	222,465	883,949	(685,351)	2,438,931

Non-controlling interests with redemption rights	—	105,869	—	—	105,869

Equity
Member’s equity	136,267	223,403	1,181,436	(1,404,839)	136,267
Non-controlling interests	—	9,750	—	—	9,750

Total equity	136,267	233,153	1,181,436	(1,404,839)	146,017

Total liabilities and equity	$2,154,135	$561,487	$2,065,385	$(2,090,190)	$2,690,817

IASIS Healthcare LLC

Condensed Consolidating Balance Sheet (unaudited)

September 30, 2012

(in thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$39,219	$9,663	$—	$48,882
Accounts receivable, net	—	144,545	212,073	—	356,618
Inventories	—	24,848	42,802	—	67,650
Deferred income taxes	19,744	—	—	—	19,744
Prepaid expenses and other current assets	—	35,417	82,434	—	117,851

Total current assets	19,744	244,029	346,972	—	610,745

Property and equipment, net	—	377,021	794,636	—	1,171,657
Intercompany	—	(189,824)	189,824	—	—
Net investment in and advances to subsidiaries	2,089,306	—	—	(2,089,306)	—
Goodwill	7,407	73,357	737,660	—	818,424
Other intangible assets, net	—	8,161	21,000	—	29,161
Other assets, net	32,302	16,001	20,195	—	68,498

Total assets	$2,148,759	$528,745	$2,110,287	$(2,089,306)	$2,698,485

Liabilities and Equity
Current liabilities
Accounts payable	$—	$42,113	$69,815	$—	$111,928
Salaries and benefits payable	—	32,267	33,123	—	65,390
Accrued interest payable	28,034	(3,231)	3,231	—	28,034
Medical claims payable	—	—	61,142	—	61,142
Other accrued expenses and other current liabilities	—	56,821	33,069	—	89,890
Current portion of long-term debt and capital lease obligations	10,250	3,137	63,920	(63,920)	13,387

Total current liabilities	38,284	131,107	264,300	(63,920)	369,771

Long-term debt and capital lease obligations	1,840,345	12,762	634,077	(634,077)	1,853,107
Deferred income taxes	120,961	—	—	—	120,961
Other long-term liabilities	7,580	95,919	611	—	104,110

Total liabilities	2,007,170	239,788	898,988	(697,997)	2,447,949

Non-controlling interests with redemption rights	—	99,164	—	—	99,164

Equity
Member’s equity	141,589	180,010	1,211,299	(1,391,309)	141,589
Non-controlling interests	—	9,783	—	—	9,783

Total equity	141,589	189,793	1,211,299	(1,391,309)	151,372

Total liabilities and equity	$2,148,759	$528,745	$2,110,287	$(2,089,306)	$2,698,485

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations

For the Quarter Ended March 31, 2013 (unaudited)

(in thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Net revenue
Acute care revenue before provision for bad debts	$—	$221,682	$386,446	$(1,827)	$606,301
Less: Provision for bad debts	—	(37,696)	(57,929)	—	(95,625)

Acute care revenue	—	183,986	328,517	(1,827)	510,676
Premium revenue	—	—	143,401	—	143,401

Net revenue	—	183,986	471,918	(1,827)	654,077

Costs and expenses
Salaries and benefits	862	112,139	146,451	—	259,452
Supplies	—	33,371	57,714	—	91,085
Medical claims	—	—	120,400	(1,827)	118,573
Rentals and leases	—	6,236	8,865	—	15,101
Other operating expenses	—	33,118	77,578	—	110,696
Medicare and Medicaid EHR incentives	—	(4,443)	(774)	—	(5,217)
Interest expense, net	33,407	—	19,301	(19,301)	33,407
Depreciation and amortization	—	10,818	15,631	—	26,449
Management fees	1,250	(8,178)	8,178	—	1,250
Equity in earnings of affiliates	(19,797)	—	—	19,797	—

Total costs and expenses	15,722	183,061	453,344	(1,331)	650,796

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(15,722)	925	18,574	(496)	3,281
Gain on disposal of assets, net	—	70	5	—	75

Earnings (loss) from continuing operations before income taxes	(15,722)	995	18,579	(496)	3,356
Income tax expense	2,389	—	—	—	2,389

Net earnings (loss) from continuing operations	(18,111)	995	18,579	(496)	967
Earnings (loss) from discontinued operations, net of income taxes	38	(127)	(1)	—	(90)

Net earnings (loss)	(18,073)	868	18,578	(496)	877
Net loss attributable to non-controlling interests	—	351	—	—	351

Net earnings (loss) attributable to IASIS Healthcare LLC	$(18,073)	$1,219	$18,578	$(496)	$1,228

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations

For the Quarter Ended March 31, 2012 (unaudited)

(in thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Net revenue
Acute care revenue before provision for bad debts	$—	$211,523	$378,938	$(1,820)	$588,641
Less: Provision for bad debts	—	(34,749)	(43,424)	—	(78,173)

Acute care revenue	—	176,774	335,514	(1,820)	510,468
Premium revenue	—	—	137,168	—	137,168

Net revenue	—	176,774	472,682	(1,820)	647,636

Costs and expenses
Salaries and benefits	—	102,512	131,580	—	234,092
Supplies	—	31,934	55,035	—	86,969
Medical claims	—	—	110,499	(1,820)	108,679
Rentals and leases	—	4,981	7,295	—	12,276
Other operating expenses	—	33,092	87,184	—	120,276
Medicare and Medicaid EHR incentives	—	(209)	(1,800)	—	(2,009)
Interest expense, net	35,556	—	12,430	(12,430)	35,556
Depreciation and amortization	—	11,059	17,917	—	28,976
Management fees	1,250	(8,030)	8,030	—	1,250
Equity in earnings of affiliates	(43,066)	—	—	43,066	—

Total costs and expenses	(6,260)	175,339	428,170	28,816	626,065

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	6,260	1,435	44,512	(30,636)	21,571
Gain on disposal of assets, net	—	434	4	—	438

Earnings (loss) from continuing operations before income taxes	6,260	1,869	44,516	(30,636)	22,009
Income tax expense	7,309	—	1,896	—	9,205

Net earnings (loss) from continuing operations	(1,049)	1,869	42,620	(30,636)	12,804
Earnings (loss) from discontinued operations, net of income taxes	(224)	587	—	—	363

Net earnings (loss)	(1,273)	2,456	42,620	(30,636)	13,167
Net earnings attributable to non-controlling interests	—	(2,010)	—	—	(2,010)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(1,273)	$446	$42,620	$(30,636)	$11,157

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations

For the Six Months Ended March 31, 2013 (unaudited)

(in thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Net revenue
Acute care revenue before provision for bad debts	$—	$435,337	$771,132	$(3,394)	$1,203,075
Less: Provision for bad debts	—	(75,315)	(114,966)	—	(190,281)

Acute care revenue	—	360,022	656,166	(3,394)	1,012,794
Premium revenue	—	—	282,255	—	282,255

Net revenue	—	360,022	938,421	(3,394)	1,295,049

Costs and expenses
Salaries and benefits	1,999	218,813	284,928	—	505,740
Supplies	—	66,382	114,602	—	180,984
Medical claims	—	—	235,310	(3,394)	231,916
Rentals and leases	—	11,986	17,080	—	29,066
Other operating expenses	—	67,171	158,618	—	225,789
Medicare and Medicaid EHR incentives	—	(9,230)	(1,850)	—	(11,080)
Interest expense, net	67,252	—	32,355	(32,355)	67,252
Depreciation and amortization	—	21,965	31,336	—	53,301
Management fees	2,500	(16,249)	16,249	—	2,500
Equity in earnings of affiliates	(48,420)	—	—	48,420	—

Total costs and expenses	23,331	360,838	888,628	12,671	1,285,468

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(23,331)	(816)	49,793	(16,065)	9,581
Gain on disposal of assets, net	—	150	13	—	163

Earnings (loss) from continuing operations before income taxes	(23,331)	(666)	49,806	(16,065)	9,744
Income tax expense	5,124	—	—	—	5,124

Net earnings (loss) from continuing operations	(28,455)	(666)	49,806	(16,065)	4,620
Earnings (loss) from discontinued operations, net of income taxes	(203)	529	(1)	—	325

Net earnings (loss)	(28,658)	(137)	49,805	(16,065)	4,945
Net earnings attributable to non-controlling interests	—	(1,248)	—	—	(1,248)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(28,658)	$(1,385)	$49,805	$(16,065)	$3,697

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations

For the Six Months Ended March 31, 2012 (unaudited)

(in thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Net revenue
Acute care revenue before provision for bad debts	$—	$403,388	$731,916	$(3,449)	$1,131,855
Less: Provision for bad debts	—	(64,592)	(83,860)	—	(148,452)

Acute care revenue	—	338,796	648,056	(3,449)	983,403
Premium revenue	—	—	287,906	—	287,906

Net revenue	—	338,796	935,962	(3,449)	1,271,309

Costs and expenses
Salaries and benefits	—	200,060	257,996	—	458,056
Supplies	—	62,341	108,798	—	171,139
Medical claims	—	—	236,373	(3,449)	232,924
Rentals and leases	—	9,940	14,602	—	24,542
Other operating expenses	—	66,111	168,148	—	234,259
Medicare and Medicaid EHR incentives	—	(1,927)	(6,759)	—	(8,686)
Interest expense, net	70,496	—	24,408	(24,408)	70,496
Depreciation and amortization	—	22,034	35,476	—	57,510
Management fees	2,500	(15,649)	15,649	—	2,500
Equity in earnings of affiliates	(72,208)	—	—	72,208	—

Total costs and expenses	788	342,910	854,691	44,351	1,242,740

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(788)	(4,114)	81,271	(47,800)	28,569
Gain on disposal of assets, net	—	671	7	—	678

Earnings (loss) from continuing operations before income taxes	(788)	(3,443)	81,278	(47,800)	29,247
Income tax expense	10,914	—	1,896	—	12,810

Net earnings (loss) from continuing operations	(11,702)	(3,443)	79,382	(47,800)	16,437
Earnings (loss) from discontinued operations, net of income taxes	(196)	568	(57)	—	315

Net earnings (loss)	(11,898)	(2,875)	79,325	(47,800)	16,752
Net earnings attributable to non-controlling interests	—	(4,242)	—	—	(4,242)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(11,898)	$(7,117)	$79,325	$(47,800)	$12,510

IASIS Healthcare LLC

Condensed Consolidating Statement of Comprehensive Income

For the Quarter Ended March 31, 2013 (unaudited)

(in thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Net earnings (loss)	$(18,073)	$868	$18,578	$(496)	$877
Other comprehensive income
Change in fair value of highly effective interest rate hedges	7	—	—	—	7

Other comprehensive income before income taxes	7	—	—	—	7
Change in income tax expense	(3)	—	—	—	(3)

Other comprehensive income, net of income taxes	4	—	—	—	4

Comprehensive income (loss)	(18,069)	868	18,578	(496)	881
Net loss attributable to non-controlling interests	—	351	—	—	351

Comprehensive income (loss) attributable to IASIS Healthcare LLC	$(18,069)	$1,219	$18,578	$(496)	$1,232

IASIS Healthcare LLC

Condensed Consolidating Statement of Comprehensive Income

For the Quarter Ended March 31, 2012 (unaudited)

(in thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Net earnings (loss)	$(1,273)	$2,456	$42,620	$(30,636)	$13,167
Other comprehensive income
Change in fair value of highly effective interest rate hedges	(820)	—	—	—	(820)
Amortization of other comprehensive income related to ineffective interest rate hedges	823	—	—	—	823

Other comprehensive income before income taxes	3	—	—	—	3
Change in income tax expense	(1)	—	—	—	(1)

Other comprehensive income, net of income taxes	2	—	—	—	2

Comprehensive income (loss)	(1,271)	2,456	42,620	(30,636)	13,169
Net earnings attributable to non-controlling interests	—	(2,010)	—	—	(2,010)

Comprehensive income (loss) attributable to IASIS Healthcare LLC	$(1,271)	$446	$42,620	$(30,636)	$11,159

IASIS Healthcare LLC

Condensed Consolidating Statement of Comprehensive Income

For the Six Months Ended March 31, 2013 (unaudited)

(in thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Net earnings (loss)	$(28,658)	$(137)	$49,805	$(16,065)	$4,945
Other comprehensive loss
Change in fair value of highly effective interest rate hedges	(110)	—	—	—	(110)

Other comprehensive loss before income taxes	(110)	—	—	—	(110)
Change in income tax benefit	40	—	—	—	40

Other comprehensive loss, net of income taxes	(70)	—	—	—	(70)

Comprehensive income (loss)	(28,728)	(137)	49,805	(16,065)	4,875
Net earnings attributable to non-controlling interests	—	(1,248)	—	—	(1,248)

Comprehensive income (loss) attributable to IASIS Healthcare LLC	$(28,728)	$(1,385)	$49,805	$(16,065)	$3,627

IASIS Healthcare LLC

Condensed Consolidating Statement of Comprehensive Income

For the Six Months Ended March 31, 2012 (unaudited)

(in thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Net earnings (loss)	$(11,898)	$(2,875)	$79,325	$(47,800)	$16,752
Other comprehensive loss
Change in fair value of highly effective interest rate hedges	(2,164)	—	—	—	(2,164)
Amortization of other comprehensive loss related to ineffective interest rate hedges	2,057	—	—	—	2,057

Other comprehensive loss before income taxes	(107)	—	—	—	(107)
Change in income tax benefit	39	—	—	—	39

Other comprehensive loss, net of income taxes	(68)	—	—	—	(68)

Comprehensive income (loss)	(11,966)	(2,875)	79,325	(47,800)	16,684
Net earnings attributable to non-controlling interests	—	(4,242)	—	—	(4,242)

Comprehensive income (loss) attributable to IASIS Healthcare LLC	$(11,966)	$(7,117)	$79,325	$(47,800)	$12,442

IASIS Healthcare LLC

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended March 31, 2013 (unaudited)

(in thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities
Net earnings (loss)	$(28,658)	$(137)	$49,805	$(16,065)	$4,945
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	21,965	31,336	—	53,301
Amortization of loan costs	3,907	—	—	—	3,907
Stock-based compensation	1,999	—	—	—	1,999
Deferred income taxes	4,420	—	—	—	4,420
Income tax benefit from stock-based compensation	16	—	—	—	16
Gain on disposal of assets, net	—	(150)	(13)	—	(163)
Loss (earnings) from discontinued operations, net	203	(529)	1	—	(325)
Equity in earnings of affiliates	(48,420)	—	—	48,420	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	—	(13,038)	(13,906)	—	(26,944)
Inventories, prepaid expenses and other current assets	—	(7,020)	7,948	—	928
Accounts payable, other accrued expenses and other accrued liabilities	97	16,856	(32,607)	—	(15,654)

Net cash provided by (used in) operating activities — continuing operations	(66,436)	17,947	42,564	32,355	26,430
Net cash provided by operating activities — discontinued operations	—	454	—	—	454

Net cash provided by (used in) operating activities	(66,436)	18,401	42,564	32,355	26,884

Cash flows from investing activities
Purchases of property and equipment	—	(32,991)	(27,488)	—	(60,479)
Cash paid for acquisitions, net	—	—	(1,088)	—	(1,088)
Proceeds from sale of assets	—	5	12	—	17
Change in other assets, net	—	1,644	(4,165)	—	(2,521)

Net cash used in investing activities	—	(31,342)	(32,729)	—	(64,071)

Cash flows from financing activities
Payment of debt and capital lease obligations	(5,080)	(1,062)	(346)	—	(6,488)
Debt financing costs incurred	(1,024)	—	—	—	(1,024)
Distributions to non-controlling interests	—	(4,601)	—	—	(4,601)
Cash received for the sale of non-controlling interests	—	848	—	—	848
Cash paid for the repurchase of non-controlling interests	—	(442)	—	—	(442)
Change in intercompany balances with affiliates, net	72,540	(24,743)	(15,442)	(32,355)	—
Other	—	—	12	—	12

Net cash provided by (used in) financing activities	66,436	(30,000)	(15,776)	(32,355)	(11,695)

Change in cash and cash equivalents	—	(42,941)	(5,941)	—	(48,882)
Cash and cash equivalents at beginning of period	—	39,219	9,663	—	48,882

Cash and cash equivalents at end of period	$—	$(3,722)	$3,772	$—	$—

IASIS Healthcare LLC

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended March 31, 2012 (unaudited)

(in thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities
Net earnings (loss)	$(11,898)	$(2,875)	$79,325	$(47,800)	$16,752
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	22,034	35,476	—	57,510
Amortization of loan costs	3,803	—	—	—	3,803
Stock-based compensation	1,942	—	—	—	1,942
Deferred income taxes	11,835	—	—	—	11,835
Income tax benefit from parent company interest	6	—	—	—	6
Fair value change in interest rate hedges	(1,410)	—	—	—	(1,410)
Amortization of other comprehensive loss	2,057	—	—	—	2,057
Gain on disposal of assets, net	—	(671)	(7)	—	(678)
Loss (earnings) from discontinued operations, net	196	(568)	57	—	(315)
Equity in earnings of affiliates	(72,208)	—	—	72,208	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	—	(17,352)	(39,818)	—	(57,170)
Inventories, prepaid expenses and other current assets	—	(6,539)	(13,240)	—	(19,779)
Accounts payable, other accrued expenses and other accrued liabilities	(1,994)	19,385	(32,366)	—	(14,975)

Net cash provided by (used in) operating activities — continuing operations	(67,671)	13,414	29,427	24,408	(422)
Net cash used in operating activities — discontinued operations	(28)	(186)	—	—	(214)

Net cash provided by (used in) operating activities	(67,699)	13,228	29,427	24,408	(636)

Cash flows from investing activities
Purchases of property and equipment	—	(25,776)	(27,472)	—	(53,248)
Cash paid for acquisitions, net	—	13,140	(12,912)	—	228
Proceeds from sale of assets	—	52	10	—	62
Change in other assets, net	—	503	1,039	—	1,542

Net cash used in investing activities	—	(12,081)	(39,335)	—	(51,416)

Cash flows from financing activities
Payment of debt and capital lease obligations	(5,125)	(199)	(1,943)	—	(7,267)
Debt financing costs incurred	(998)	—	—	—	(998)
Distributions to non-controlling interests	—	(4,887)	—	—	(4,887)
Cash paid for the repurchase of non-controlling interest, net	—	(462)	—	—	(462)
Change in intercompany balances with affiliates, net	73,822	(60,069)	10,655	(24,408)	—

Net cash provided by (used in) financing activities	67,699	(65,617)	8,712	(24,408)	(13,614)

Change in cash and cash equivalents	—	(64,470)	(1,196)	—	(65,666)
Cash and cash equivalents at beginning of period	—	140,062	7,265	—	147,327

Cash and cash equivalents at end of period	$—	$75,592	$6,069	$—	$81,661

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements, the notes to our unaudited condensed consolidated financial statements and the other financial information appearing elsewhere in this report. Data for the quarters and six months ended March 31, 2013 and 2012, has been derived from our unaudited condensed consolidated financial statements. References herein to “we,” “our” and “us” are to IASIS Healthcare LLC and its subsidiaries. References herein to “IAS” are to IASIS Healthcare Corporation, our parent company.

FORWARD LOOKING STATEMENTS

Some of the statements we make in this report are forward-looking within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations including, but not limited to, the discussions of our operating and growth strategy (including possible acquisitions and dispositions), financing needs, projections of revenue, income or loss, capital expenditures and future operations. Those risks and uncertainties include, among others, changes in governmental healthcare programs that could reduce our revenues; the uncertain impact of federal health reform; the possibility of Health Choice Arizona, Inc.’s (“Health Choice” or the “Plan”) contract with the Arizona Health Care Cost Containment System (“AHCCCS”) being discontinued and changes in the payment structure under that contract, as well as an inability to control costs at Health Choice; shifts in payor mix from commercial and managed care payors to Medicaid and managed Medicaid; our ability to retain and negotiate reasonable contracts with managed care plans; a growth in the level of uncompensated care at our hospitals; our ability to recruit and retain quality physicians and medical professionals; competition from other hospitals and healthcare providers impacting our patient volume; our failure to continually enhance our hospitals with the most recent technological advances in diagnostic and surgical equipment; the federal health reform law’s significant restrictions on hospitals that have physician owners; a failure of our information systems that would adversely affect our ability to properly manage our operations; failure to effectively and timely implement electronic health record systems; claims brought against our facilities for malpractice, product liability and other legal grounds; difficulties with the integration of acquisitions that may disrupt our ongoing operations; our dependence on key management personnel; potential responsibilities and costs under environmental laws; the possibility of a decline in the fair value of our reporting units that could result in a material non-cash charge to earnings; the risks and uncertainties related to our ability to generate sufficient cash to service our existing indebtedness; our substantial level of indebtedness; the possibility of an increase in interest rates, which would increase the cost of servicing our debt; and the risks associated with us being owned by equity sponsors who have the ability to control our financial decisions. Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results in future periods to differ materially from those anticipated in the forward-looking statements. Those risks and uncertainties, among others discussed in this report, are detailed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, and in our subsequent filings with the Securities and Exchange Commission (the “SEC”).

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

EXECUTIVE OVERVIEW

We are a leading provider of high quality, affordable healthcare services primarily in high-growth urban and suburban markets. As of March 31, 2013, we owned or leased 19 acute care hospital facilities and one behavioral health hospital, with a total of 4,485 licensed beds, several outpatient service facilities, and more than 160 physician clinics. We operate our hospitals with a strong community focus by offering and developing healthcare services targeted to the needs of the markets we serve, promoting strong relationships with physicians and working with local managed care plans. We operate in various regions, including:

•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	Tampa-St. Petersburg, Florida;

•	five cities in Texas, including Houston and San Antonio; and

•	West Monroe, Louisiana.

We also own and operate Health Choice, a Medicaid and Medicare managed health plan headquartered in Phoenix that serves over 174,000 members in Arizona and Utah.

On March 25, 2013, we announced that Health Choice has been awarded a new contract by AHCCCS, that state agency that administers Arizona’s state Medicaid program. The contract, which commences on October 1, 2013, has an initial term of three years and includes two additional one-year renewal options that can be exercised at the discretion of AHCCCS. The new contract allows Health Choice to serve Medicaid members in the following Arizona counties: Apache, Coconino, Gila, Maricopa, Mohave, Navajo, Pima and Pinal.

Volume for the quarter and six months ended March 31, 2013, was negatively impacted by an industry-wide decline, mostly occurring during the months of February and March, resulting from an influenza season that peaked during a four month period ending January 31, 2013. Additionally, the quarter and six months ended March 31, 2013, included one less business day as a result of “leap year” occurring in our fiscal 2012.

During the first six months of fiscal 2013, we continued to make significant investments in St. Joseph Medical Center (“St. Joseph”), our Houston, Texas hospital. We recently opened a new campus of St. Joseph in the Heights area of Houston, located approximately six miles from the main campus in a community currently undergoing a revitalization. The new campus, licensed for 48 beds, includes an emergency department, four operating rooms, a procedure room and a fully equipped imaging department. As part of the opening of this new satellite campus, we have incurred pre-opening costs and start-up losses. Additionally, we have incurred other costs associated with investments in facility renovations, new medical technology, information systems, and recruiting, employing and aligning with sub-specialists including cardiologists and other physician practices in an effort to improve certain product lines and appropriately serve the healthcare needs of the local community.

We continue to invest across our company in physician alignment, engagement and employment strategies, seeking to build relationships with physicians that position us to compete in the new care delivery system that is focused on coordinated patient care and pay-for-performance reimbursement methodologies. In this context, in recent years and particularly during the fiscal 2012 when approximately 35% of our total employed base was hired, we significantly increased our number of employed physicians, which continues at a more moderate rate during fiscal 2013. The expansion of our employed physician base entails significant costs associated with employment and staffing, real estate, medical technology and other start-up related expenses and investments. As the businesses of these newly hired physicians mature, we continue to incur costs necessary to fully integrate their practices into our operations and healthcare delivery systems. Given the importance of our physician alignment strategies, during the quarter ended March 31, 2013, we initiated a number of actions aimed at improving our physician operations, which include more effectively engaging and streamlining our current organizational structure, enhancing resources at the individual practice level to improve performance, and other specific initiatives targeted at improving the related revenue cycle.

We continue to be negatively impacted by Medicaid rate reductions in Texas. For the quarter and six months ended March 31, 2013, we incurred an additional $3.9 million and $6.0 million, respectively, in related reimbursement cuts. As a result of changes in these and other reimbursement rates, as well as delays in processing claims by managed Medicaid payors, we incurred an additional $6.1 million in contractual adjustments at our Houston operations, which included a reduction in reimbursement estimates for patient accounts previously classified as pending Medicaid eligible. In addition to reduced reimbursement from the Texas Medicaid program, the state continues to delay payments to fund amounts earned under supplemental reimbursement programs, including disproportionate share and uncompensated care programs. As of March 31, 2013, we are owed $60.4 million for participation in these supplemental reimbursement programs in Texas.

In response to on-going changes in the healthcare industry, including reductions in reimbursement for services performed, volatility in volume and continued changes in service and payor mixes, during the quarter ended March 31, 2013, we implemented strategic cost saving initiatives at our hospitals primarily focused on improvements in operational efficiency.

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

On June 28, 2012, the U.S. Supreme Court upheld the constitutionality of the individual mandate provisions of the Health Reform Law, but struck down provisions that would have allowed the U.S. Department of Health & Human Services (the “Department”) to penalize states that do not implement the Medicaid expansion provisions of the law with the loss of existing federal Medicaid funding. As a result, states may choose not to implement the Medicaid expansion provisions of the Health Reform Law without losing existing funding. A number of U.S. governors, including the governors of Texas and Louisiana, have stated that they will oppose their state’s participation in the expanded Medicaid program. However, these statements are not legally binding and may be subject to change. Some states, such as Arkansas and Florida, have chosen to participate or are considering participating through “private option” programs that would provide funds to low-income individuals to purchase private insurance. These “private option” programs are subject to federal approval.

Because of the many variables involved, including the law’s complexity, the lack of implementing regulations or interpretive guidance, gradual and potentially delayed implementation and future reductions in Medicare and Medicaid reimbursement, the impact of the Health Reform Law, including how individuals and businesses will respond to the new choices and obligations under the law, is not yet fully known. We believe, however, that trends toward pay-for-performance reimbursement models focused on quality, cost control and clinically integrated healthcare delivery, which are encouraged by the Health Reform Law, are taking hold among private health insurers and will continue to do so.

Budget Control Act and Sequestration

On August 2, 2011, the U.S. Congress enacted the Budget Control Act of 2011. This law increased the nation’s borrowing authority and takes steps to reduce federal spending and the deficit. The deficit reduction portion of the Budget Control Act of 2011 imposes caps that reduce discretionary spending by more than $900 billion over ten years, beginning in federal fiscal year 2012. The Budget Control Act of 2011 also requires automatic spending reductions of $1.2 trillion for federal fiscal years 2013 through 2021, minus any deficit reductions enacted by Congress and debt service costs. These automatic spending reductions are commonly referred to as “sequestration”. The spending reductions are to be split evenly between defense and non-defense discretionary spending, although certain programs (including the Medicaid and Children’s Health Insurance Programs (“CHIP”)), are exempt from these automatic spending reductions, and Medicare expenditures cannot be reduced by more than two percent. Sequestration began on March 1, 2013, with the Centers for Medicare and Medicaid Services (“CMS”) imposing a two percent reduction on Medicare claims as of April 1, 2013. Unless the U.S. Congress and the President take action and reach an agreement to change the law, federal spending will be subject to sequestration over ten years. We are also unable to predict what other deficit reduction initiatives may be proposed by the President or the U.S. Congress or whether the President and the U.S. Congress will restructure or suspend sequestration. It is possible that negotiations to end or restructure sequestration will result in greater spending reductions than required by the Budget Control Act of 2011.

State Medicaid Budgets

Over recent years, the states in which we operate have experienced budget constraints as a result of increased costs and lower than expected tax collections. Many states have experienced or project near term shortfalls in their budgets, and economic conditions have increased these budget pressures. Health and human services programs, including Medicaid and similar programs, represent a significant portion of state budgets. The states in which we operate have responded to these budget concerns, by decreasing funding for Medicaid and other healthcare programs or by making structural changes that have resulted in a reduction in hospital reimbursement. In addition, many states have received waivers from CMS in order to implement or expand managed Medicaid programs.

The Texas legislature and the Texas Health and Human Services Commission (“THHSC”) recommended expanding Medicaid managed care enrollment in the state, and in December 2011, CMS approved a five-year Medicaid waiver that: (1) allows Texas to expand its Medicaid managed care program while preserving hospital funding; (2) provides incentive payments for improvements in healthcare delivery; and (3) directs more funding to hospitals that serve large numbers of uninsured patients. Certain of our acute care hospitals currently receive supplemental Medicaid reimbursement, including reimbursement from programs for participating private hospitals that enter into indigent care affiliation agreements with public hospitals or county governments in the state of Texas. Under the CMS-approved programs, affiliated hospitals, including our Texas hospitals, have expanded the community healthcare safety net by providing indigent healthcare services. Revenue recognized under these Texas private supplemental Medicaid reimbursement programs for the quarter and six months ended March 31, 2013, was $14.2 million and $29.3 million, respectively, compared to $23.0 million and $42.2 million in the prior year periods. Under the Medicaid waiver, which will change the funding structure of Texas’ current supplemental Medicaid reimbursement programs, funds will be distributed to participating hospitals based upon both the costs associated with providing care to individuals without third party coverage and the investment made to support coordinating care and quality improvements that transform the local communities’ care delivery systems. The responsibility to coordinate and develop plans that address the concerns of the local delivery care systems, including improved access, quality, cost effectiveness and coordination will be controlled primarily by government-owned public hospitals that serve the surrounding geographic areas. Additionally, along with delays in Medicaid supplemental reimbursement, the expansion of the managed Medicaid program has resulted in delays in processing and payment of related patient accounts receivable by many of the managed care payors. Due to the complexities associated with implementation of the waiver’s underlying rules and regulations and the nature of ongoing deliberations with advocacy groups and public hospitals, we are unable to estimate the impact, if any, this will have on our revenue and earnings.

The THHSC has released proposed rules to change the Texas Medicaid Disproportionate Share Hospital (“Texas Medicaid DSH”) methodology. While changes to the Texas Medicaid DSH methodology have been proposed, details regarding its computation and funding for the state’s upcoming fiscal year have not yet been finalized. Because deliberations regarding the Texas Medicaid DSH program are ongoing, we are unable to estimate the financial impact, if any, that proposed program changes may have on our result of operations. During the quarter and six months ended March 31, 2013, we recognized $7.1 million and $14.3 million, respectively, in Texas Medicaid DSH revenues, compared to $6.2 million and $12.4 million in the prior year periods.

Beginning in July 2011, in an effort to control its budgeted expenditures and balance its budget, the state of Arizona implemented a plan to reduce its eligible Medicaid beneficiaries. This plan has resulted in a reduction of approximately 9.7% of the total Medicaid enrollment in the state and includes approximately 153,000 childless adults. Since implementation of this plan by the state of Arizona, Health Choice has experienced a significant decline in its enrollees, premium revenue and earnings. While Health Choice’s enrollment has continued to decline during the quarter and six months ended March 31, 2013, the rate of decline has moderated compared to the same prior year periods. Additionally, on January 14, 2013, the governor of Arizona announced a recommendation that the state should fully participate in the expansion of its Medicaid program under the Health Reform Law, which would include increased eligibility for adults, children and pregnant women, and the restoration of eligibility to childless adults that was previously eliminated. The expansion of the state’s Medicaid program under the Health Reform Law could potentially result in the addition of approximately 370,000 people to its Medicaid rolls. The state legislature is currently considering the Governor’s expansion proposal.

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

As we continue to focus on our physician alignment and integration strategies, we face significant competition for skilled physicians in certain of our markets as more hospital providers adopt a physician staffing model approach, coupled with a general shortage of physicians across most specialties. This increased competition has resulted in efforts by managed care organizations to align with certain provider networks in the markets in which we operate. In response, we have formed our own provider networks in certain markets that include both employed and non-affiliated physicians, providing the infrastructure through which we are able to contract more efficiently with commercial payors, position ourselves for value based reimbursement and promote clinical integration. While we expect that employing physicians should provide relief on cost pressures associated with on-call coverage and other professional fees, we anticipate incurring additional labor and other start-up related costs as we continue the integration of recently employed physicians and their related support staff.

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

Uncompensated Care

Like others in the hospital industry, we continue to experience high levels of uncompensated care, including discounts to the uninsured, bad debts and charity care. These elevated levels are driven by the number of uninsured and under-insured patients seeking care at our hospitals, which has been significantly impacted by the efforts of the state of Arizona to reduce its Medicaid enrollees, as well as a general increase in uninsured volume in our Texas market where the state exercises stringent Medicaid eligibility requirements. Given the high rate of unemployment and its impact on the economy, particularly in the markets we serve, we believe our hospitals may continue to experience these elevated levels of uncompensated care until the U.S. economy experiences an economic recovery that includes significant sustained job growth and a meaningful decline in unemployment. During the quarter ended March 31, 2013, our self-pay admissions represented 7.7% of our total admissions, compared to 7.5% in the prior year quarter. During the six months ended March 31, 2013, our self pay admissions represented 7.7% of our total admissions, compared to 7.4% in the prior year period. During the quarter ended March 31, 2013, our uncompensated care, which includes bad debts, charity care and uninsured discounts, as a percentage of acute care revenue was 23.5%, compared to 20.7% in the prior year quarter. During the six months ended March 31, 2013, our uncompensated care as a percentage of acute care revenue was 23.7%, compared to 20.3% in the prior year period. The increased levels of uncompensated care has resulted in pressures on pricing and operating margins created from providing the same level of healthcare service, but for less reimbursement. The cost of our uncompensated care is also impacted by the higher acuity levels at which these patients are presenting for treatment, which is primarily resulting from economic pressures and their related decisions to defer care.

We continue to monitor our uninsured admissions on a daily basis and continue to focus on the efficiency of our emergency rooms, point-of-service cash collections, Medicaid eligibility automation and process-flow improvements. While we continue to be successful at qualifying many uninsured patients for Medicaid or other third-party coverage, which has helped to alleviate some of the pressure created from the growth in our uncompensated care, we continue to experience delays associated with the administrative functions of the Medicaid qualification process at the state levels. These delays are not indicative of eligibility issues, but rather staffing cut-backs as states continue working to address their budgetary issues.

We anticipate that if we experience further growth in uninsured volume and revenue over the near-term, including increased acuity levels and continued increases in co-payments and deductibles for insured patients, our uncompensated care will increase and our results of operations could be adversely affected.

The percentages of our insured and uninsured net hospital receivables are summarized as follows:

	March 31, 2013	September 30, 2012
Insured receivables	74.2%	72.2%
Uninsured receivables	25.8%	27.8%

Total	100.0%	100.0%

The percentages of hospital receivables in summarized aging categories are as follows:

	March 31, 2013	September 30, 2012
0 to 90 days	63.3%	63.4%
91 to 180 days	20.2%	19.2%
Over 180 days	16.5%	17.4%

Total	100.0%	100.0%

Adoption of Electronic Health Records (“EHR”)

The American Recovery and Reinvestment Act of 2009 (“ARRA”) included approximately $26.0 billion in funding for various healthcare information technology (“IT”) initiatives, including Medicare and Medicaid incentives for eligible hospitals and professionals to adopt and meaningfully use certified EHR technology (“EHR Incentive Programs”). In addition, eligible providers that fail to demonstrate meaningful use of certified EHR technology will be subject to reduced payments from Medicare, beginning in federal fiscal year 2015 for eligible hospitals and calendar year 2015 for eligible professionals. Implementation of the EHR Incentive Programs has been divided into three stages with increasing requirements for participation. Stage 1 requires providers to meet meaningful use objectives specified by CMS, which include electronically capturing health information in structured format, tracking key clinical conditions for coordination of care purposes, implementing clinical decision support tools to facilitate disease and medication management, using EHRs to engage patients and families, and reporting clinical quality measures and public health information. Our hospitals, as well as a number of our physician clinics, substantially met the Stage 1 requirements in our fiscal 2012. Stage 2 introduces several new meaningful use measures, as well as imposes stricter requirements on certain existing Stage 1 measures. Providers must achieve meaningful use under the Stage 1 criteria before advancing to Stage 2 and are required to meet the criteria for the applicable stage based on their first year of attesting to meaningful use. Our hospitals and physician clinics whose first payment year is 2011 or 2012 are required to meet Stage 2 criteria beginning in 2014. Though we expect to continue to incur certain non-productive and other operating costs, as well as additional investments in hardware and software, we believe our historical investments in advanced clinical and other information systems, as well as quality of care programs, provides a solid platform to build upon for timely compliance with the healthcare IT initiatives and requirements of ARRA. During the quarter and six months ended March 31, 2013, we recognized Medicare and Medicaid EHR incentives totaling $5.2 million and $11.1 million, respectively.

Revenue and Volume Trends

Net revenue for the quarter ended March 31, 2013, increased 1.0% to $654.1 million, compared to $647.6 million in the prior year quarter. Net revenue for the six months ended March 31, 2013, increased 1.9% to $1.30 billion, compared to $1.27 billion in the prior year period. Net revenue is comprised of acute care revenue, which is recorded net of the provision for bad debts, and premium revenue. Acute care revenue increased $0.2 million and $29.4 million for the quarter and six months ended March 31, 2013, respectively. Premium revenue at Health Choice increased $6.2 million and decreased $5.7 million for the quarter and six months ended March 31, 2013, respectively.

The quarter and six months ended March 31, 2012, included the net impact of certain prior period Medicare related adjustments that increased acute care revenue by $11.1 million. These adjustments were the result of a settlement agreement (the “Rural Floor Settlement”) signed between CMS and a large number of healthcare service providers, including our hospitals, and newly issued Supplemental Security Income (“SSI”) ratios utilized for calculating Medicare Disproportionate Share Hospital reimbursement for federal fiscal years 2006 through 2009. The Rural Floor Settlement is intended to resolve all claims that have been brought or could have been brought relating to CMS’ calculation of the rural floor budget neutrality adjustment that was created by the Balanced Budget Act of 1997 for federal fiscal year 1998 through and including federal fiscal year 2011. As a result of the Rural Floor Settlement, we recognized $15.4 million of additional acute care revenue during the quarter and six months ended March 31, 2012, while the same prior year periods included an unfavorable adjustment of $4.3 million as a result of the new SSI ratios.

Acute Care Revenue

Acute care revenue is comprised of net patient revenue and other revenue. A large percentage of our hospitals’ net patient revenue consists of fixed payment, discounted sources, including Medicare, Medicaid and managed care organizations. Reimbursement for Medicare and Medicaid services are often fixed regardless of the cost incurred or the level of services provided. Similarly, the majority of managed care companies we contract with reimburse providers on a fixed payment basis regardless of the costs incurred or the level of services provided. Net patient revenue is reported net of discounts and contractual adjustments. These contractual adjustments principally result from differences between the hospitals’ established charges and payment rates under Medicare, Medicaid and various managed care plans. Additionally, discounts and contractual adjustments result from our uninsured discount and charity care programs. Acute care revenue is reported net of the provision for doubtful accounts. Other revenue includes medical office building rental income and other miscellaneous revenue.

Admissions decreased 1.3% and 0.8% for the quarter and six months ended March 31, 2013, respectively, compared to the same prior year periods. Our inpatient volume has been impacted by an increase in observation cases, primarily resulting from the adoption of new InterQual criteria changes that focus on certain diagnoses presenting for emergency services. Observation cases represent the number of patients classified as outpatient, during which time medical necessity is being evaluated prior to the patient being transferred to an inpatient status or being released from care. Additionally, our admissions, particularly in the quarter ended March 31, 2013, have been negatively affected by an industry-wide overall weakness in utilization, which included the impact of an influenza season that peaked during the quarter ended December 31, 2012 and the month of January 2013. Adjusted admissions increased 0.8% and 1.9% for the quarter and six months ended March 31, 2013, respectively, compared to the same prior year periods. Our outpatient volume for the quarter and six months ended March 31, 2013, has benefited from an 11.7% and 12.0% increase in outpatient surgeries, respectively, resulting from our investment in the expansion of access points of care and the continued expansion of our physician alignment strategies to meet the growing need for outpatient services in the communities we serve. In addition, we experienced a 4.8% and 9.3% increase in emergency room visits for the quarter and six months ended March 31, 2013, respectively, which was impacted by a stronger influenza season.

We believe our volumes over the long-term will grow as a result of our business strategies, including the strategic deployment of capital, the continued investment in our physician alignment strategies, the development of increased access points of care, including physician clinics, free-standing emergency rooms, urgent care centers, outpatient imaging centers and ambulatory surgery centers, our increased marketing efforts to promote our commitment to quality and patient satisfaction, and the general aging of the population.

The following table provides the sources of our hospitals’ net patient revenue before the provision for bad debts by payor:

	Quarter Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Medicare	23.2%	22.6%	22.7%	23.8%
Managed Medicare	10.7%	9.7%	10.1%	8.6%
Medicaid and managed Medicaid	11.3%	13.3%	12.0%	14.9%
Managed care and other	36.6%	37.1%	36.9%	37.7%
Self-pay	18.2%	17.3%	18.3%	15.0%

Total	100.0%	100.0%	100.0%	100.0%

The increase in our self-pay revenue as a percentage of total net patient revenue is the result of growth in our uninsured volumes and revenue, which have increased for the quarter and six months ended March 31, 2013, compared to the same prior year periods. These increases are significantly impacted by the efforts of the state of Arizona to reduce its Medicaid enrollees, which has conversely contributed to a reduction in Medicaid and managed Medicaid revenue as a percentage of total net patient revenue. Additionally, the decline in Medicaid and managed Medicaid revenue as a percentage of total net patient revenue has been impacted by continued reductions in Medicaid reimbursement, particularly in Texas.

Net patient revenue per adjusted admission, which includes the impact of the provision for bad debts, decreased 1.0% and increased 0.4% for the quarter and six months ended March 31, 2013, respectively, compared to the same prior year periods. Excluding the prior year net impact of certain prior period Medicare related adjustments, net patient revenue per adjusted admission increased 1.2% and 1.6% for the quarter and six months ended March 31, 2013, respectively. Our pricing metrics for the quarter and six months ended March 31, 2013, continue to benefit from rate increases from our managed care payors. However, our overall pricing has been negatively affected by the impact of high unemployment and other industry pressures, which has resulted in increased uncompensated care and reductions in Medicaid funding, as states address their budgeting issues by implementing rate cuts on providers and reductions in Medicaid eligible beneficiaries. As states continue working through their budgetary issues, any additional cuts to Medicaid funding or structural changes to Medicaid programs that reduce eligibility would negatively impact our future results of operations and cash flows.

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

Premium Revenue

Health Choice contracts with state Medicaid programs in Arizona and Utah to provide specified health services to qualified Medicaid enrollees through contracted providers. Most of its premium revenue is derived through a contract with AHCCCS, the state agency that administers Arizona’s Medicaid program. The contract requires Health Choice to arrange for healthcare services for enrolled Medicaid patients in exchange for fixed monthly premiums, based upon negotiated per capita member rates, and supplemental payments from AHCCCS. Health Choice also contracts with CMS to provide coverage as a Medicare Advantage Prescription Drug (“MAPD”) Special Needs Plan (“SNP”). This contract allows Health Choice to offer Medicare and Part D drug benefit coverage to new and existing dual-eligible members (i.e., those that are eligible for Medicare and Medicaid). In accordance with CMS regulations, SNPs are now expected to meet additional requirements, including requirements relating to model of care, cost-sharing, disclosure of information and reporting of quality measures.

Premium revenue generated by Health Choice represented 21.9% and 21.8% of our consolidated net revenue for the quarter and six months ended March 31, 2013, respectively, compared to 21.2% and 22.6% in the same prior year periods.

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

SELECTED OPERATING DATA

The following table sets forth certain unaudited operating data for each of the periods presented.

	Quarter Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Acute Care
Number of acute care hospital facilities at end of period	19	18	19	18
Licensed beds at end of period (1)	4,485	4,380	4,485	4,380
Average length of stay (days) (2)	5.2	5.0	5.1	4.9
Occupancy rates (average beds in service)	51.6%	51.8%	49.8%	50.2%
Admissions (3)	32,047	32,461	63,559	64,095
Adjusted admissions (4)	54,812	54,397	109,779	107,707
Patient days (5)	166,305	162,026	324,441	316,136
Adjusted patient days (4)	284,440	271,578	560,371	531,241
Net patient revenue per adjusted admission (6)	$8,882	$8,972	$8,789	$8,752
Health Choice
Medicaid covered lives	169,943	175,995	169,943	175,995
Dual-eligible lives (7)	4,174	4,127	4,174	4,127
Medical loss ratio (8)	84.0%	80.6%	83.4%	82.1%

(1)	Includes St. Luke’s Behavioral Hospital.

(2)	Represents the average number of days that a patient stayed in our hospitals.
(3)	Represents the total number of patients admitted to our hospitals for stays in excess of 23 hours. Management and investors use this number as a general measure of inpatient volume.
(4)	Adjusted admissions and adjusted patient days are general measures of combined inpatient and outpatient volume. We compute adjusted admissions/patient days by multiplying admissions/patient days by gross patient revenue and then dividing that number by gross inpatient revenue.
(5)	Represents the number of days our beds were occupied by inpatients over the period.
(6)	Includes the impact of the provision for bad debts as a component of revenue.
(7)	Represents members eligible for Medicare and Medicaid benefits under Health Choice’s contract with CMS to provide coverage as a MAPD SNP.
(8)	Represents medical claims expense as a percentage of premium revenue, including claims paid to our hospitals.

RESULTS OF OPERATIONS SUMMARY

Consolidated

The following table sets forth, for the periods presented, our results of consolidated operations expressed in dollar terms and as a percentage of net revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended March 31, 2013		Quarter Ended March 31, 2012		Six Months Ended March 31, 2013		Six Months Ended March 31, 2012
($ in thousands):	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Net revenue
Acute care revenue before provision for bad debts	$606,301		$588,641		$1,203,075		$1,131,855
Less: Provision for bad debts	(95,625)		(78,173)		(190,281)		(148,452)

Acute care revenue	510,676	78.1%	510,468	78.8%	1,012,794	78.2%	983,403	77.4%
Premium revenue	143,401	21.9%	137,168	21.2%	282,255	21.8%	287,906	22.6%

Net revenue	654,077	100.0%	647,636	100.0%	1,295,049	100.0%	1,271,309	100.0%
Costs and expenses
Salaries and benefits	259,452	39.5%	234,092	36.1%	505,740	39.0%	458,056	36.0%
Supplies	91,085	13.9%	86,969	13.4%	180,984	14.0%	171,139	13.5%
Medical claims	118,573	18.2%	108,679	16.8%	231,916	17.9%	232,924	18.3%
Rentals and leases	15,101	2.3%	12,276	1.9%	29,066	2.3%	24,542	1.9%
Other operating expenses	110,696	16.9%	120,276	18.6%	225,789	17.4%	234,259	18.4%
Medicare and Medicaid EHR incentives	(5,217)	(0.7%)	(2,009)	(0.3%)	(11,080)	(0.8%)	(8,686)	(0.7%)
Interest expense, net	33,407	5.2%	35,556	5.4%	67,252	5.2%	70,496	5.6%
Depreciation and amortization	26,449	4.0%	28,976	4.5%	53,301	4.1%	57,510	4.5%
Management fees	1,250	0.2%	1,250	0.2%	2,500	0.2%	2,500	0.2%

Total costs and expenses	650,796	99.5%	626,065	96.6%	1,285,468	99.3%	1,242,740	97.7%
Earnings from continuing operations before gain on disposal of assets and income taxes	3,281	0.5%	21,571	3.4%	9,581	0.7%	28,569	2.3%
Gain on disposal of assets, net	75	0.0%	438	0.0%	163	0.0%	678	0.0%

Earnings from continuing operations before income taxes	3,356	0.5%	22,009	3.4%	9,744	0.7%	29,247	2.3%
Income tax expense	2,389	0.4%	9,205	1.4%	5,124	0.4%	12,810	1.0%

Net earnings from continuing operations	967	0.1%	12,804	2.0%	4,620	0.3%	16,437	1.3%
Earnings (loss) from discontinued operations, net of income taxes	(90)	0.0%	363	0.0%	325	0.1%	315	0.0%

Net earnings	877	0.1%	13,167	2.0%	4,945	0.4%	16,752	1.3%
Net (earnings) loss attributable to non-controlling interests	351	0.1%	(2,010)	(0.3%)	(1,248)	(0.1%)	(4,242)	(0.3%)

Net earnings attributable to IASIS Healthcare LLC	$1,228	0.2%	$11,157	1.7%	$3,697	0.3%	$12,510	1.0%

Acute Care

The following table and discussion sets forth, for the periods presented, the results of our acute care operations expressed in dollar terms and as a percentage of acute care revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended March 31, 2013		Quarter Ended March 31, 2012		Six Months Ended March 31, 2013		Six Months Ended March 31, 2012
($ in thousands):	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Acute care revenue
Acute care revenue before provision for bad debts	$606,301		$588,641		$1,203,075		$1,131,855
Less: Provision for bad debts	(95,625)		(78,173)		(190,281)		(148,452)

Acute care revenue	510,676	99.6%	510,468	99.6%	1,012,794	99.7%	983,403	99.7%
Revenue between segments (1)	1,827	0.4%	1,820	0.4%	3,394	0.3%	3,449	0.3%

Total acute care revenue	512,503	100.0%	512,288	100.0%	1,016,188	100.0%	986,852	100.0%

Costs and expenses
Salaries and benefits	253,688	49.5%	228,135	44.5%	494,210	48.6%	446,972	45.3%
Supplies	91,037	17.8%	86,907	17.0%	180,882	17.8%	171,026	17.3%
Rentals and leases	14,697	2.9%	11,875	2.3%	28,269	2.8%	23,761	2.4%
Other operating expenses	104,947	20.4%	114,115	22.3%	214,283	21.1%	222,412	22.5%
Medicare and Medicaid EHR incentives	(5,217)	(1.0%)	(2,009)	(0.4%)	(11,080)	(1.1%)	(8,686)	(0.9%)
Interest expense, net	33,407	6.5%	35,556	6.9%	67,252	6.6%	70,496	7.2%
Depreciation and amortization	25,417	5.0%	28,054	5.5%	51,234	5.0%	55,710	5.6%
Management fees	1,250	0.2%	1,250	0.2%	2,500	0.3%	2,500	0.3%

Total costs and expenses	519,226	101.3%	503,883	98.3%	1,027,550	101.1%	984,191	99.7%
Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(6,723)	(1.3%)	8,405	1.7%	(11,362)	(1.1%)	2,661	0.3%
Gain on disposal of assets, net	75	0.0%	438	0.0%	163	0.0%	678	0.1%

Earnings (loss) from continuing operations before income taxes	$(6,648)	(1.3%)	$8,843	1.7%	$(11,199)	(1.1%)	$3,339	0.4%

(1)	Revenue between segments is eliminated in our consolidated results.

Quarters Ended March 31, 2013 and 2012

Acute care revenue — Total acute care revenue for the quarter ended March 31, 2013, was $512.5 million, an increase of $0.2 million or 0.1% compared to $512.3 million in the prior year quarter. Excluding the prior year net impact of certain prior period Medicare related adjustments, total acute care revenue for the quarter ended March 31, 2013, increased $11.3 million or 2.2%. This increase in total acute care revenue is comprised of an increase in adjusted admissions of 0.8%, and an increase in net patient revenue per adjusted admission of 1.2%. The provision for bad debts for the quarter ended March 31, 2013, was $95.6 million, an increase of $17.5 million or 22.3% compared to $78.2 million in the prior year quarter. The increase in the provision for bad debts continues to be impacted by recent increases in self-pay volume and revenue. For the quarter ended March 31, 2013, self-pay admissions as a percentage of total admissions increased to 7.7%, compared to 7.5% in the prior year quarter. For the quarter ended March 31, 2013, excluding the prior year net impact of certain prior period Medicare related adjustments, our total uncompensated care as a percentage of total acute care revenue, which includes bad debts, charity care and uninsured discounts, increased to 23.5%, compared to 20.7% in the prior year quarter.

Net adjustments to estimated third-party payor settlements, also known as prior year contractuals, resulted in an increase in total acute care revenue of $1.8 million and $13.1 million for the quarters ended March 31, 2013 and 2012, respectively. Net adjustments to estimated third-party payor settlements for the quarter ended March 31, 2012, includes the net impact of certain prior period Medicare related adjustments totaling $11.1 million.

Salaries and benefits — Salaries and benefits expense for the quarter ended March 31, 2013, was $253.7 million, compared to $228.1 million in the prior year quarter. Excluding the prior year net impact of certain prior period Medicare related adjustments, salaries and benefits expense as a percentage of total acute care revenue for the quarter ended March 31, 2013, increased to 49.5%, compared to 45.5% in the prior year quarter. The expansion of our employed physician base in recent quarters, which requires additional investments in labor and practice related costs, including infrastructure and physician support staff, has contributed 1.7% of this increase. Contract labor for the quarter ended March 31, 2013, increased 0.9% when compared to the prior year quarter. Additionally, we have incurred increased costs associated with our recent acquisitions and investments in other access points of care.

Supplies — Supplies expense for the quarter ended March 31, 2013, was $91.0 million, compared to $86.9 million in the prior year quarter. Excluding the prior year net impact of certain prior period Medicare related adjustments, supplies expense as a percentage of total acute care revenue for the quarter ended March 31, 2013, increased to 17.8%, compared to 17.3% in the prior year quarter. This increase is attributable to growth in our outpatient surgeries and a related increase in supply utilization.

Other operating expenses — Other operating expenses for the quarter ended March 31, 2013, were $104.9 million, compared to $114.1 million in the prior year quarter. Excluding the prior year net impact of certain prior period Medicare related adjustments, other operating expenses as a percentage of total acute care revenue for the quarter ended March 31, 2013, declined to 20.4%, compared to 22.8% in the prior year quarter. This decrease is due to a decline in professional fees associated with our supplemental Medicaid reimbursement programs in Texas.

Rentals and leases — Rentals and leases expense for the quarter ended March 31, 2013, was $14.7 million, compared to $11.9 million in the prior year quarter. Excluding the prior year net impact of certain prior period Medicare related adjustments, rentals and leases expense as a percentage of total acute care revenue for the quarter ended March 31, 2013, increased to 2.9%, compared to 2.4% in the prior year quarter. The increase in rentals and leases expense is primarily associated with additional real estate leases supporting our physician operations, along with our new St. Joseph campus in the Heights, which has contributed 0.1%.

Six Months Ended March 31, 2013 and 2012

Acute care revenue — Total acute care revenue for the six months ended March 31, 2013, was $1.02 billion, an increase of $29.3 million or 3.0% compared to $986.9 million in the prior year period. Excluding the prior year net impact of certain prior period Medicare related adjustments, total acute care revenue for six months ended March 31, 2013, increased $40.4 million or 4.1%. This increase in total acute care revenue is comprised of an increase in adjusted admissions of 1.9%, and an increase in net patient revenue per adjusted admission of 1.6%. The provision for bad debts for the six months ended March 31, 2013, was $190.3 million, an increase of $41.8 million or 28.2% compared to $148.5 million in the prior year period. The increase in the provision for bad debts is the result of increased self-pay volume and revenue. For the six months ended March 31, 2013, self-pay admissions as a percentage of total admissions increased to 7.7%, compared to 7.4% in the prior year period. For the six months ended March 31, 2013, excluding the prior year net impact of certain prior period Medicare related adjustments, our total uncompensated care as a percentage of total acute care revenue, which includes bad debts, charity care an uninsured discounts, increased to 23.7%, compared to 20.3% in the prior year period.

Net adjustments to estimated third-party payor settlements, also known as prior year contractuals, resulted in an increase in total acute care revenue of $3.4 million and $13.2 million for the six months ended March 31, 2013 and 2012, respectively. Net adjustments to estimated third-party payor settlements in the six months ended March 31, 2012, includes the net impact of certain prior period Medicare related adjustments totaling $11.1 million.

Salaries and benefits — Salaries and benefits expense for the six months ended March 31, 2013, was $494.2 million, compared to $447.0 million in the prior year period. Excluding the prior year net impact of certain prior period Medicare related adjustments, salaries and benefits expense as a percentage of total acute care revenue for the six months ended March 31, 2013, increased to 48.6%, compared to 45.8% in the prior year period. The expansion of our employed physician base in recent periods, which requires additional investments in labor and practice related costs, including infrastructure and physician support staff, has contributed 1.5% of this increase. Contract labor for the six months ended March 31, 2013, increased 1.0% when compared to the prior year period. Additionally, we have incurred increased costs associated with our recent acquisitions and investments in other access points of care.

Supplies — Supplies expense for the six months ended March 31, 2013, was $180.9 million, compared to $171.0 million in the prior year period. Excluding the prior year net impact of certain prior period Medicare related adjustments, supplies expense as a percentage of total acute care revenue for the six months ended March 31, 2013, increased to 17.8%, compared to 17.5% in the prior year period. This increase is attributable to growth in our outpatient surgeries and a related increase in supply utilization.

Other operating expenses — Other operating expenses for the six months ended March 31, 2013, were $214.3 million, compared to $222.4 million in the prior year period. Excluding the prior year net impact of certain prior period Medicare related adjustments, other operating expenses as a percentage of total acute care revenue for the six months ended March 31, 2013, declined to 21.1%, compared to 22.8% in the prior year period. This decrease is due to a decline in professional fees associated with our supplemental Medicaid reimbursement programs in Texas.

Rentals and leases — Rentals and leases expense for the six months ended March 31, 2013, was $28.3 million, compared to $23.8 million in the prior year period. Excluding the prior year net impact of certain prior period Medicare related adjustments, rentals and leases expense as a percentage of total acute care revenue for the six months ended March 31, 2013, increased to 2.8%, compared to 2.4% in the prior year period. The increase in rentals and leases expense is primarily associated with additional real estate leases supporting our physician operations, along with our new St. Joseph campus in the Heights, which has contributed 0.1%.

Health Choice

The following table and discussion sets forth, for the periods presented, the results of our Health Choice operations expressed in dollar terms and as a percentage of premium revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended March 31, 2013		Quarter Ended March 31, 2012		Six Months Ended March 31, 2013		Six Months Ended March 31, 2012
($ in thousands):	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Premium revenue
Premium revenue	$143,401	100.0%	$137,168	100.0%	$282,255	100.0%	$287,906	100.0%
Costs and expenses
Salaries and benefits	5,764	4.0%	5,957	4.3%	11,530	4.1%	11,084	3.8%
Supplies	48	0.0%	62	0.0%	102	0.0%	113	0.0%
Medical claims (1)	120,400	84.0%	110,499	80.6%	235,310	83.4%	236,373	82.1%
Other operating expenses	5,749	4.0%	6,161	4.5%	11,506	4.1%	11,847	4.1%
Rentals and leases	404	0.3%	401	0.3%	797	0.3%	781	0.3%
Depreciation and amortization	1,032	0.7%	922	0.7%	2,067	0.7%	1,800	0.7%

Total costs and expenses	133,397	93.0%	124,002	90.4%	261,312	92.6%	261,998	91.0%

Earnings before income taxes	$10,004	7.0%	$13,166	9.6%	$20,943	7.4%	$25,908	9.0%

(1)	Medical claims paid to our hospitals of $1.8 million for each of the quarters ended March 31, 2013 and 2012, and $3.4 million for each of the six months ended March 31, 2013 and 2012, are eliminated in our consolidated results.

Quarters Ended March 31, 2013 and 2012

Premium revenue — Premium revenue at Health Choice was $143.4 million for the quarter ended March 31, 2013, an increase of $6.2 million or 4.5% compared to $137.2 million in the prior year quarter. The quarter ended March 31, 2013, included $4.6 million of favorable changes associated with AHCCCS program settlements, compared to the prior year quarter, which included unfavorable changes of $13.8 million. Additionally, member months declined 4.0% in the quarter ended March 31, 2013, compared to the prior year quarter. The decline in member months is primarily impacted by the state of Arizona’s efforts to reduce in Medicaid enrollment, particularly related to childless adults, and lower capitation rates on a per member per month basis, as the mix of enrollees has changed to include fewer childless adults, which typically receive a higher capitation rate on a monthly basis.

Medical claims — Prior to eliminations, medical claims expense was $120.4 million for the quarter ended March 31, 2013, compared to $110.5 million in the prior year quarter. Medical claims expense as a percentage of premium revenue was 84.0% for the quarter ended March 31, 2013, compared to 80.6% in the prior year quarter. The increase in medical claims expense as a percentage of premium revenue is primarily due to changes in prior period development that have impacted both the current and prior year quarters.

Six Months Ended March 31, 2013 and 2012

Premium revenue — Premium revenue from Health Choice was $282.3 million for the six months ended March 31, 2013, a decrease of $5.7 million or 2.0% compared to $287.9 million in the prior year period. The six months ended March 31, 2013, included $4.4 million of favorable changes associated with AHCCCS program settlements, compared to the prior year quarter, which included unfavorable changes of $13.8 million. Additionally, member months declined 6.1% in the six months ended March 31, 2013, compared to the prior year quarter. The decline in member months is primarily impacted by the state of Arizona’s efforts to reduce in Medicaid enrollment, particularly related to childless adults, and lower capitation rates on a per member per month basis, as the mix of enrollees has changed to include fewer childless adults, which typically receive a higher capitation rate on a monthly basis.

Medical claims — Prior to eliminations, medical claims expense was $235.3 million for the six months ended March 31, 2013, compared to $236.4 million in the prior year period. Medical claims expense as a percentage of premium revenue was 83.4% for the six months ended March 31, 2013, compared to 82.1% in the prior year period. The increase in medical claims expense as a percentage of premium revenue is primarily due to changes in prior period development that have impacted both the current and prior year periods.

LIQUIDITY AND CAPITAL RESOURCES

Overview of Cash Flow Activities for the Six Months Ended March 31, 2013 and 2012

Our cash flows are summarized as follows (in thousands):

	Six Months Ended Ended March 31,
	2013	2012
Cash flows from operating activities	$26,884	$(636)
Cash flows from investing activities	$(64,071)	$(51,416)
Cash flows from financing activities	$(11,695)	$(13,614)

Operating Activities

Operating cash flows increased $27.5 million for the six months ended March 31, 2013, compared to the prior year period. Our operating cash flows have been positively impacted by the receipt of certain Medicaid supplemental reimbursement receivables and EHR incentives during the quarter ended December 31, 2012. While our operating cash flows have benefitted from these items, we continue to experience delays in Medicaid supplemental reimbursement in Texas, specifically related to amounts earned in fiscal year 2013 under the programs for disproportionate share payments totaling $14.3 million and the state’s new uncompensated care waiver pool totaling $46.2 million. Additionally, our working capital has also been impacted by the continued delays in accounts receivable collections resulting from the expansion of managed Medicaid in certain of the states in which we operate, particularly in Texas, and the delay in receiving our new provider number at Wadley Regional Medical Center in Hope.

At March 31, 2013, we had $240.6 million in net working capital, compared to $241.0 million at September 30, 2012. Net accounts receivable increased $26.8 million to $383.5 million at March 31, 2013, from $356.6 million at September 30, 2012. Our days revenue in accounts receivable at March 31, 2013, were 58, compared to 57 at September 30, 2012 and 56 at March 31, 2012.

Investing Activities

Cash flows used in investing increased $12.7 million for the six months ended March 31, 2013, compared to the prior year period. The increase is comprised primarily of an increase in capital expenditures of $7.2 million.

Financing Activities

Cash flows used in financing decreased $1.9 million for the six months ended ended March 31, 2013, compared to the prior year period.

Capital Resources

As of March 31, 2013, we had the following debt arrangements:

•	$1.325 billion senior secured credit facilities; and

•	$850.0 million in 8.375% senior notes due 2019.

At March 31, 2013, amounts outstanding under our senior secured credit facilities consisted of $1.005 billion in term loans. In addition, we had $75.3 million in letters of credit outstanding under the revolving credit facility. The weighted average interest rate of outstanding borrowings, under the senior secured credit facilities were 4.8% and 4.9% for the quarter and six months ended March 31, 2013, respectively.

$1.325 Billion Senior Secured Credit Facilities

We are party to a senior credit agreement, which was amended on February 20, 2013 (the “Repricing Amendment”) as part of a repricing that lowered the interest rate, (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement provides for senior secured financing of up to $1.325 billion consisting of (1) a $1.025 billion senior secured term loan facility with a seven-year maturity and (2) a $300.0 million senior secured revolving credit facility with a five-year maturity, of which up to $150.0 million may be utilized for the issuance of letters of credit (together, the “Senior Secured Credit Facilities”). Principal under the senior secured term loan facility is due in consecutive equal quarterly installments in an aggregate annual amount equal to 1% of the principal amount of $1.007 billion outstanding as of the effective date of the Repricing Amendment, with the remaining balance due upon maturity of the senior secured term loan facility. The senior secured revolving credit facility does not require installment payments.

Borrowings under the senior secured term loan facility (giving effect to the Repricing Amendment) bear interest at a rate per annum equal to, at our option, either (1) a base rate (the “base rate”) determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of Bank of America, N.A. and (c) a one-month LIBOR rate, subject to a floor of 1.25%, plus 1.00%, in each case, plus a margin of 2.25% per annum or (2) the LIBOR rate for the interest period relevant to such borrowing, subject to a floor of 1.25%, plus a margin of 3.25% per annum. Borrowings under the senior secured revolving credit facility generally bear interest at a rate per annum equal to, at our option, either (1) the base rate plus a margin of 2.50% per annum, or (2) the LIBOR rate for the interest period relevant to such borrowing plus a margin of 3.50% per annum. In addition to paying interest on outstanding principal under the Senior Secured Credit Facilities, we are required to pay a commitment fee on the unutilized commitments under the senior secured revolving credit facility, as well as pay customary letter of credit fees and agency fees.

The Senior Secured Credit Facilities are unconditionally guaranteed by IAS and certain of our subsidiaries (collectively, the “Credit Facility Guarantors”) and are required to be guaranteed by all of our future material wholly owned subsidiaries, subject to certain exceptions. All obligations under the Amended and Restated Credit Agreement are secured, subject to certain exceptions, by substantially all of our assets and the assets of the Credit Facility Guarantors, including (1) a pledge of 100% of our equity interests and that of the Credit Facility Guarantors, (2) mortgage liens on all of our material real property and that of the Credit Facility Guarantors, and (3) all proceeds of the foregoing.

The Amended and Restated Credit Agreement requires us to mandatorily prepay borrowings under the senior secured term loan facility with net cash proceeds of certain asset dispositions, following certain casualty events, following certain borrowings or debt issuances, and from a percentage of annual excess cash flow.

The Amended and Restated Credit Agreement contains certain restrictive covenants, including, among other things: (1) limitations on the incurrence of debt and liens; (2) limitations on investments other than, among other exceptions, certain acquisitions that meet certain conditions; (3) limitations on the sale of assets outside of the ordinary course of business; (4) limitations on dividends and distributions; and (5) limitations on transactions with affiliates, in each case, subject to certain exceptions. The Amended and Restated Credit Agreement also contains certain customary events of default, including, without limitation, a failure to make payments under the Senior Secured Credit Facilities, cross-defaults, certain bankruptcy events and certain change of control events.

8.375% Senior Notes due 2019

We and IASIS Capital Corporation (together, the “Issuers”) issued an $850.0 million aggregate principal amount of 8.375% senior notes due 2019 (the “Senior Notes”), which mature on May 15, 2019, pursuant to an indenture, dated as of May 3, 2011, among the Issuers and certain of the Issuers’ wholly owned domestic subsidiaries that guarantee the Senior Secured Credit Facilities (the “Notes Guarantors”) (the “Indenture”). The Indenture provides that the Senior Notes are general unsecured, senior obligations of the Issuers, and initially will be unconditionally guaranteed on a senior unsecured basis.

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

Other

We executed interest rate swaps with Citibank, N.A. (“Citibank”) and Barclays Bank PLC (“Barclays”), as counterparties, with notional amounts totaling $350.0 million, each agreement effective March 28, 2013 and expiring between September 30, 2014 and September 30, 2016. Under these agreements, we are required to make quarterly fixed rate payments to the counterparties at annual rates ranging from 1.6% to 2.2%. The counterparties are obligated to make quarterly floating rate payments to us based on the three-month LIBOR rate, each subject to a floor of 1.25%.

Capital Expenditures

We plan to finance our proposed capital expenditures with cash generated from operations, borrowings under our Senior Secured Credit Facilities and other capital sources that may become available. We expect our capital expenditures for fiscal 2013 to be $115.0 million to $125.0 million, including the following significant expenditures:

•	$40.0 million to $45.0 million for growth and new business projects;

•	$40.0 million to $45.0 million in replacement or maintenance related projects at our hospitals; and

•	$35.0 million in hardware and software costs related to information systems projects, including healthcare IT stimulus initiatives.

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

Including available cash at March 31, 2013, we have available liquidity as follows (in millions):

Cash and cash equivalents	$—
Available capacity under our senior secured revolving credit facility	224.7

Net available liquidity at March 31, 2013	$224.7

Net available liquidity assumes 100% participation from all lenders currently participating in our senior secured revolving credit facility. In addition to our available liquidity, we expect to generate significant operating cash flows in fiscal 2013. We will also utilize proceeds from our financing activities as needed.

Based upon our current cash flow generated by operations and anticipated growth, we believe we have sufficient liquidity to meet our cash requirements over the short-term (next 12 months) and over the next three years. In evaluating the sufficiency of our liquidity for both the short-term and long-term, we considered the expected cash flow to be generated by our operations, cash on hand and the available borrowings under our Senior Secured Credit Facilities, compared to our anticipated cash requirements for debt service, working capital, capital expenditures and the payment of taxes, as well as funding requirements for long-term liabilities.

We are unable at this time to extend our evaluation of the sufficiency of our liquidity beyond three years. We cannot assure you, however, that our operating performance will generate sufficient cash flow from operations or that future borrowings will be available under our Senior Secured Credit Facilities, or otherwise, to enable us to grow our business, service our indebtedness, or make anticipated capital expenditures and tax payments. For further discussion of risks that can impact our liquidity, see our risk factors in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

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

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. At March 31, 2013, the following components of our Senior Secured Credit Facilities bear interest at variable rates at specified margins above either the agent bank’s alternate base rate or the LIBOR rate: (i) a $1.025 billion, seven-year term loan; and (ii) a $300.0 million, five-year revolving credit facility. As of March 31, 2013, we had outstanding variable rate debt of $1.005 billion.

We have managed our market exposure to changes in interest rates by implementing a comprehensive interest rate hedging strategy that includes converting variable rate debt to fixed rate debt. We have executed interest rate swaps with Citibank and Barclays, as counterparties, with notional amounts totaling $350.0 million, each agreement effective March 28, 2013, and expiring between September 30, 2014 and September 30, 2016, at rates ranging from 1.6% to 2.2%. Our interest rate hedging agreements expose us to credit risk in the event of non-performance by our counterparties, Citibank and Barclays. However, we do not anticipate non-performance by either of our counterparties.

Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates on our remaining variable rate debt or our consolidated financial position, results of operations or cash flows would not be material. Holding other variables constant, including levels of indebtedness, a 0.125% increase in current interest rates would have no estimated impact on pre-tax earnings and cash flows for the next twelve month period given that interest rates would not exceed the 1.25% LIBOR floor that exists in our senior secured term loan facility.

We currently believe we have adequate liquidity to fund operations during the near term through the generation of operating cash flows and access to our senior secured revolving credit facility. Our ability to borrow funds under our senior secured revolving credit facility is subject to the financial viability of the participating financial institutions. While we do not anticipate any of our current lenders defaulting on their obligations, we are unable to provide assurance that any particular lender will not default at a future date.

Item 4.	Controls and Procedures

Evaluations of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our principal executive officer and principal accounting officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2013. Based on this evaluation, the principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In November 2010, the U.S. Department of Justice (“DOJ”) sent a letter to IAS requesting a 12-month tolling agreement in connection with an investigation into Medicare claims submitted by our hospitals in connection with the implantation of implantable cardioverter defibrillators (“ICDs”) during the period 2003 to the present. At that time, neither the precise number of procedures, number of claims, nor the hospitals involved were identified by the DOJ. We understand that the government is conducting a national initiative with respect to ICD procedures involving a number of healthcare providers and is seeking information in order to determine if ICD implantation procedures were performed in accordance with Medicare coverage requirements. On January 11, 2011, IAS entered into the tolling agreement with the DOJ and, subsequently, the DOJ has provided IAS with a list of 194 procedures involving ICDs at 14 hospitals which are the subject of further medical necessity review by the DOJ. We are cooperating fully with the government and, to date, the DOJ has not asserted any claim against our hospitals. We believe that 125 of these procedure claims were properly documented for medical necessity and billed appropriately; we continue to search for and develop the documentary support for the remaining 69 of these cases that could have some likelihood of enforcement by the DOJ. If we are unable to place these claims in the no enforcement or lesser enforcement category, the government may require repayment, which could impose a multiplier. The government has not pressed us for a response, however, we will likely use our extensive training and compliance policies and awareness of the ICD national coverage determination to demonstrate intent to comply with Medicare’s coverage guidelines and commitment to compliance with federal and state authority. In April 2013, the government proposed to extend the tolling agreement through September 2013, which has been accepted by our counsel. We will continue to use the tolling period to locate additional medical records for the 69 records potentially falling within a potential enforcement category, in an attempt to provide documentation to the DOJ of the medical necessity of the procedures. At this time, more analysis needs to be completed and, based on information available to date, we are unable to quantify an estimate for any potential repayment obligation related to this ICD investigation.

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

IASIS HEALTHCARE LLC

Date: May 15, 2013	By:	/s/ John M. Doyle
John M. Doyle Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amendment No. 1, dated as of February 20, 2013, among IASIS Healthcare LLC, IASIS Healthcare Corporation, the guarantors party thereto, Bank of America, N.A., as administrative agent, collateral agent, L/C issuer and swing line lender and the lenders party thereto and attached thereto as Exhibit A, the Amended and Restated Credit Agreement, dated as of May 3, 2011 as amended as of February 20, 2013, among IASIS Healthcare LLC, IASIS Healthcare Corporation, Bank of America, N.A., as administrative agent, collateral agent, L/C issuer and swing line lender and each lender from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 25, 2013 (Comm. File No. 333-117362)).

10.2	Letter dated March 22, 2013, from AHCCCS to Health Choice Arizona, Inc., countersigned by Health Choice Arizona, Inc. on April 5, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 9, 2013 (Comm. File no. 333-117362)).

31.1	Certification of Principal Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from our quarterly report on Form 10-Q for the quarter and six months ended March 31, 2013, filed with the SEC on May 15, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated balance sheets at March 31, 2013 and September 30, 2012, (ii) the condensed consolidated statements of operations for the quarters and six months ended March 31, 2013 and 2012, (iii) the condensed consolidated statements of comprehensive income for the quarters and six months ended March 31, 2013 and 2012, (iv) the condensed consolidated statement of equity for the six months ended March 31, 2013, (v) the condensed consolidated statements of cash flows for the six months ended March 31, 2013 and 2012, and (vi) the notes to the condensed consolidated financial statements. (1)

(1)	The XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.