Form 10-Q
period 2013-06-30
IASIS Healthcare LLC
filed 2013-08-14
CIK 1294632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 14, 2013, 100% of the registrant’s common interests outstanding (all of which are privately owned and are not traded on any public market) were owned by IASIS Healthcare Corporation, its sole member.

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	June 30,	September 30,
	2013	2012
	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$17,856	$48,882
Accounts receivable, net	383,363	356,618
Inventories	56,304	67,650
Deferred income taxes	15,709	19,744
Prepaid expenses and other current assets	137,328	117,851
Assets held for sale	119,132	—

Total current assets	729,692	610,745

Property and equipment, net	1,067,551	1,171,657
Goodwill	816,726	818,424
Other intangible assets, net	26,701	29,161
Other assets, net	66,436	68,498

Total assets	$2,707,106	$2,698,485

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$112,722	$111,928
Salaries and benefits payable	53,192	65,390
Accrued interest payable	10,056	28,034
Medical claims payable	53,801	61,142
Other accrued expenses and other current liabilities	66,442	89,890
Current portion of long-term debt and capital lease obligations	12,710	13,387
Liabilities held for sale	2,963	—

Total current liabilities	311,886	369,771

Long-term debt and capital lease obligations	1,900,144	1,853,107
Deferred income taxes	138,286	120,961
Other long-term liabilities	99,594	104,110

Non-controlling interests with redemption rights	105,657	99,164

Equity
Member’s equity	141,789	141,589
Non-controlling interests	9,750	9,783

Total equity	151,539	151,372

Total liabilities and equity	$2,707,106	$2,698,485

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands)

	Quarter Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net revenue
Acute care revenue before provision for bad debts	$555,413	$504,047	$1,636,836	$1,514,986
Less: Provision for bad debts	(96,090)	(68,744)	(267,014)	(199,952)

Acute care revenue	459,323	435,303	1,369,822	1,315,034
Premium revenue	139,804	142,323	422,059	430,229

Net revenue	599,127	577,626	1,791,881	1,745,263

Costs and expenses
Salaries and benefits (includes stock-based compensation of $947, $2,022, $2,946 and $3,964, respectively)	219,896	204,314	670,286	610,179
Supplies	79,462	75,350	240,724	227,070
Medical claims	116,640	116,366	348,556	349,290
Rentals and leases	13,992	11,857	40,635	34,112
Other operating expenses	106,456	105,484	309,987	317,843
Medicare and Medicaid EHR incentives	(4,827)	—	(11,209)	(8,036)
Interest expense, net	32,771	33,606	99,987	104,076
Depreciation and amortization	24,492	26,345	72,606	78,884
Management fees	1,250	1,250	3,750	3,750

Total costs and expenses	590,132	574,572	1,775,322	1,717,168

Earnings from continuing operations before gain (loss) on disposal of assets and income taxes	8,995	3,054	16,559	28,095
Gain (loss) on disposal of assets, net	481	(240)	649	414

Earnings from continuing operations before income taxes	9,476	2,814	17,208	28,509

Income tax expense (benefit)	3,850	(8,035)	8,016	3,332

Net earnings from continuing operations	5,626	10,849	9,192	25,177

Earnings (loss) from discontinued operations, net of income taxes	(531)	1,012	849	3,436

Net earnings	5,095	11,861	10,041	28,613

Net earnings attributable to non-controlling interests	(1,941)	(1,082)	(3,189)	(5,324)

Net earnings attributable to IASIS Healthcare LLC	$3,154	$10,779	$6,852	$23,289

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In Thousands)

	Quarter Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net earnings	$5,095	$11,861	$10,041	$28,613

Other comprehensive income (loss)
Change in fair value of highly effective interest rate hedges	1,753	(2,655)	1,643	(4,819)
Amortization of other comprehensive income related to ineffective interest rate hedges	—	—	—	2,057

Other comprehensive income (loss) before income taxes	1,753	(2,655)	1,643	(2,762)

Change in income tax benefit (expense)	(651)	987	(611)	1,026

Other comprehensive income (loss), net of income taxes	1,102	(1,668)	1,032	(1,736)

Comprehensive income	6,197	10,193	11,073	26,877

Net earnings attributable to non-controlling interests	(1,941)	(1,082)	(3,189)	(5,324)

Comprehensive income attributable to IASIS Healthcare LLC	$4,256	$9,111	$7,884	$21,553

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

(In Thousands)

	Non-controlling Interests with Redemption Rights	Member’s Equity	Non-controlling Interests	Total Equity

Balance at September 30, 2012	$99,164	$141,589	$9,783	$151,372
Net earnings	3,161	6,852	28	6,880
Distributions to non-controlling interests	(5,443)	—	(61)	(61)
Repurchase of non-controlling interests	(1,079)	—	—	—
Sale of non-controlling interests	1,262	—	—	—
Other	(2,533)	12	—	12
Stock-based compensation	—	2,946	—	2,946
Other comprehensive income	—	1,032	—	1,032
Acquisition related adjustments to redemption value of non-controlling interests with redemption rights	364	—	—	—
Income tax benefit from exercised employee stock options	—	16	—	16
Adjustments related to tax benefit from parent company tax deductions	—	103	—	103
Adjustment to redemption value of non-controlling interests with redemption rights	10,761	(10,761)	—	(10,761)

Balance at June 30, 2013	$105,657	$141,789	$9,750	$151,539

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	Nine Months Ended
	June 30,
	2013	2012
Cash flows from operating activities
Net earnings	$10,041	$28,613
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	72,606	78,884
Amortization of loan costs	5,760	5,495
Stock-based compensation	2,946	3,964
Deferred income taxes	16,338	13,264
Income tax benefit from stock-based compensation	16	6
Income tax benefit from parent company	103	427
Fair value change in interest rate hedges	—	(1,410)
Amortization of other comprehensive loss	—	2,057
Gain on disposal of assets, net	(649)	(414)
Earnings from discontinued operations, net	(849)	(3,436)
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	(22,880)	(54,357)
Inventories, prepaid expenses and other current assets	(21,628)	(14,294)
Accounts payable, other accrued expenses and other accrued liabilities	(55,578)	(46,944)

Net cash provided by operating activities — continuing operations	6,226	11,855
Net cash provided by operating activities — discontinued operations	3,967	6,960

Net cash provided by operating activities	10,193	18,815

Cash flows from investing activities
Purchases of property and equipment	(79,369)	(73,317)
Cash received for acquisitions, net	3,584	215
Proceeds from sale of assets	83	24
Change in other assets, net	251	2,488

Net cash used in investing activities — continuing operations	(75,451)	(70,590)
Net cash used in investing activities — discontinued operations	(4,318)	(12,310)

Net cash used in investing activities	(79,769)	(82,900)

Cash flows from financing activities
Payment of debt and capital lease obligations	(101,765)	(10,734)
Proceeds from revolving credit facilities	147,000	—
Debt financing costs incurred	(1,024)	(998)
Distributions to non-controlling interests	(5,504)	(6,802)
Cash received for the sale of non-controlling interests	849	—
Cash paid for the repurchase of non-controlling interests	(1,018)	(341)
Other	12	—

Net cash provided by (used in) financing activities	38,550	(18,875)

Change in cash and cash equivalents	(31,026)	(82,960)
Cash and cash equivalents at beginning of period	48,882	147,327

Cash and cash equivalents at end of period	$17,856	$64,367

Supplemental disclosure of cash flow information:
Cash paid for interest	$111,687	$117,960

Cash paid (received) for income taxes, net	$2,122	$(10,111)

See accompanying notes.

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements as of and for the quarters and nine months ended June 30, 2013 and 2012 reflect the financial position, results of operations and cash flows of IASIS Healthcare LLC (“IASIS” or the “Company”). The Company’s sole member and parent company is IASIS Healthcare Corporation (“Holdings” or “IAS”).

IASIS owns and operates acute care hospitals primarily located in high-growth urban and suburban markets. At June 30, 2013, the Company owned or leased 19 acute care hospital facilities (three of which are currently under contract to be sold) and one behavioral health hospital, with a total of 4,505 licensed beds, several outpatient service facilities and more than 160 physician clinics. The Company operates in various regions, including:

•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	Tampa-St. Petersburg, Florida;

•	five cities in Texas, including Houston and San Antonio; and

•	West Monroe, Louisiana.

The Company also owns and operates Health Choice Arizona, Inc. (“Health Choice” or the “Plan”), a Medicaid and Medicare managed health plan headquartered in Phoenix that serves over 176,000 members in Arizona and Utah.

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

Discontinued Operations

On July 17, 2013, the Company entered into a definitive agreement to sell its Florida operations, which primarily include three hospitals in the Tampa-St. Petersburg area and all related physician operations. The transaction is expected to close by the end of fiscal year 2013, assuming receipt of the required regulatory approval and satisfaction of other customary closing conditions. Accordingly, operating results of the Florida operations are reported as discontinued operations for all periods presented. In addition, the assets and liabilities to be sold are classified as assets and liabilities held for sale.

The following table provides the components of discontinued operations related to the Company’s Florida operations (in thousands):

	Quarter Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Net revenues	$51,396	$53,684	$153,692	$157,349
Earnings (loss) before income taxes	(1,494)	1,046	516	3,098

The following table provides the components of assets and liabilities held for sale (in thousands):

June 30, 2013
Inventories	$7,494
Prepaid expenses and other current assets	2,426
Property and equipment, net	109,095
Other assets, net	117

Assets held for sale	$119,132

Salaries and benefits payable	$2,194
Other accrued expenses and other current liabilities	769

Liabilities held for sale	$2,963

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

General and Administrative

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include the IASIS corporate office costs, which were $9.7 million and $12.4 million for the quarters ended June 30, 2013 and 2012, respectively, and $29.5 million and $32.0 million for the nine months ended June 30, 2013 and 2012, respectively.

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

Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are reflected in the accompanying unaudited condensed consolidated financial statements at amounts that approximate fair value because of the short-term nature of these instruments. The fair value of the Company’s capital lease obligations also approximate carrying value as they bear interest at current market rates. The estimated fair values of the Company’s 8.375% senior notes due 2019 and senior secured credit facilities were $862.8 million and $1.002 billion, respectively, at June 30, 2013, based on the average of the bid and ask price as determined using published rates at that date and are categorized as Level 2 within the fair value hierarchy.

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

Recently Issued

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. ASU 2013-02 requires entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 is required to be applied prospectively and is effective for fiscal years beginning after December 15, 2012, and interim periods within those years. The Company will adopt ASU 2013-02 in the first quarter of its fiscal year 2014. The adoption of ASU 2013-02 is not expected to significantly impact the Company’s financial statements.

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

	Quarter Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Medicare	20.5%	22.6%	21.3%	23.5%
Managed Medicare	9.8%	9.7%	10.0%	9.1%
Medicaid and managed Medicaid	12.0%	13.3%	12.2%	13.7%
Managed care and other	38.4%	37.1%	37.9%	38.1%
Self-pay	19.3%	17.3%	18.6%	15.6%

Total	100.0%	100.0%	100.0%	100.0%

Reimbursement Settlements

During fiscal 2012, a settlement agreement (the “Rural Floor Settlement”) was signed between the Centers for Medicare and Medicaid Services (“CMS”) and a large number of healthcare service providers, including the Company’s hospitals. The Rural Floor Settlement is intended to resolve all claims that have been brought or could have been brought relating to CMS’ calculation of the rural floor budget neutrality adjustment that was created by the Balanced Budget Act of 1997 for federal fiscal year 1998 through and including federal fiscal year 2011. As a result of the Rural Floor Settlement, the Company recognized $12.8 million of additional acute care revenue during the nine months ended June 30, 2012.

During the nine months ended June 30, 2012, acute care revenue included an unfavorable adjustment of $3.1 million related to the newly issued Supplemental Security Income (“SSI”) ratios utilized for calculating Medicare Disproportionate Share Hospital reimbursement for federal fiscal years 2006 through 2009.

Allowance For Doubtful Accounts

The provision for bad debts and the associated allowance for doubtful accounts relate primarily to amounts due directly from patients. The Company’s estimation of its allowance for doubtful accounts is based primarily upon the type and age of the patient accounts receivable and the effectiveness of collection efforts. The Company’s policy is to reserve a portion of all self-pay receivables, including amounts due from the uninsured and amounts related to co-payments and deductibles, as these charges are recorded. The Company monitors accounts receivable balances and the effectiveness of reserve policies on a monthly basis and reviews various analytics to support the basis for its estimates. These efforts primarily consist of reviewing the following:

•	Historical write-off and collection experience using a hindsight or look-back approach;

•	Revenue and volume trends by payor, particularly the self-pay components;

•	Changes in the aging and payor mix of accounts receivable, including increased focus on amounts due from the uninsured and accounts that represent co-payments and deductibles due from patients;

•	Cash collections as a percentage of net patient revenue less bad debts;

•	Trending of days revenue in accounts receivable; and

•	Various allowance coverage statistics.

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

At June 30, 2013 and September 30, 2012, the Company’s self-pay receivables, including amounts due from uninsured patients and co-payment and deductible amounts due from insured patients, were $348.8 million and $328.5 million, respectively. At June 30, 2013 and September 30, 2012, the Company’s allowance for doubtful accounts was $254.3 million and $235.2 million, respectively.

3. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations consist of the following (in thousands):

	June 30, 2013	September 30, 2012
Senior secured term loan facility	$998,488	$1,005,537
Senior secured revolving credit facility	55,000	—
8.375% senior notes due 2019	845,519	844,943
Capital leases and other obligations	13,847	16,014

	1,912,854	1,866,494
Less current maturities	12,710	13,387

	$1,900,144	$1,853,107

As of June 30, 2013, the senior secured term loan facility balance reflects an original issue discount (“OID”) of $3.5 million, which is net of accumulated amortization of $1.6 million. The 8.375% senior notes due 2019 (the “Senior Notes”) balance reflects an OID of $4.5 million, which is net of accumulated amortization of $1.7 million.

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

4. INTEREST RATE SWAPS

In August 2011, the Company executed forward starting interest rate swaps with Citibank, N.A. and Barclays Bank PLC, as counterparties, with notional amounts totaling $350.0 million, each agreement effective March 28, 2013 and expiring between

September 30, 2014 and September 30, 2016. Under these agreements, the Company is required to make quarterly fixed rate payments at annual rates ranging from 1.6% to 2.2%. The counterparties are obligated to make quarterly floating rate payments to the Company based on the three-month LIBOR rate, each subject to a floor of 1.25%. The Company completed an assessment of these cash flow hedges during the quarter and nine months ended June 30, 2013, and determined that these hedges were highly effective. Accordingly, no gain or loss related to these hedges has been reflected in the accompanying unaudited condensed consolidated statements of operations, and the change in fair value has been included in accumulated other comprehensive loss as a component of member’s equity.

Effective Dates	Total Notional Amounts
(in thousands)
Effective from March 28, 2013 to September 30, 2014	$50,000
Effective from March 28, 2013 to September 30, 2015	100,000
Effective from March 28, 2013 to September 30, 2016	200,000

The fair value of the Company’s interest rate hedges at June 30, 2013 and September 30, 2012, reflect liability balances of $5.9 million and $7.6 million, respectively, and are included in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets. The fair value of the Company’s interest rate hedges reflects a liability because the effect of the forward LIBOR curve on future interest payments results in less interest due to the Company under the variable rate component included in the interest rate hedging agreements, as compared to the amount due the Company’s counterparties under the fixed interest rate component.

5. GOODWILL

The following table presents the changes in the carrying amount of goodwill (in thousands):

	Acute Care	Health Choice	Total
Balance at September 30, 2012	$812,667	$5,757	$818,424
Adjustments related to acquisitions	(1,698)	—	(1,698)

Balance at June 30, 2013	$810,969	$5,757	$816,726

6. INCOME TAXES

For the quarter ended June 30, 2013, the Company recorded income tax expense of $3.9 million, for an effective tax rate of 40.6%, compared to an income tax benefit of $8.0 million, for an effective tax rate of (285.5%) in the prior year quarter. For the nine months ended June 30, 2013, the Company recorded income tax expense of $8.0 million, for an effective tax rate of 46.6%, compared to income tax expense of $3.3 million, for an effective tax rate of 11.7% in the prior year period. The increase in the Company’s effective tax rate for both the quarter and nine months ended June 30, 2013, compared to the prior year periods, is the result of a change in certain state tax filing positions in the prior year, which resulted in a tax benefit totaling $4.0 million, and the elimination of a reserve for an uncertain tax position totaling $5.0 million during the prior year quarter, of which $1.4 million was established in the nine months ended June 30, 2012.

7. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of income taxes, are as follows (in thousands):

	June 30, 2013	September 30, 2012
Fair value of interest rate hedges	$(5,937)	$(7,580)
Income tax benefit	2,077	2,688

Accumulated other comprehensive loss	$(3,860)	$(4,892)

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

Professional, General and Workers’ Compensation Liability Risks

The Company is subject to claims and legal actions in the ordinary course of business, including but not limited to claims relating to patient treatment and personal injuries. To cover these types of claims, the Company maintains professional and general liability insurance in excess of self-insured retentions through a commercial insurance carrier in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is currently not a party to any such proceedings that, in the Company’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company expenses an estimate of the costs it expects to incur under the self-insured retention exposure for professional and general liability claims using historical claims data, demographic factors, severity factors, current incident logs and other actuarial analysis. At June 30, 2013 and September 30, 2012, the Company’s professional and general liability accrual for asserted and unasserted claims totaled $77.2 million and $76.9 million, respectively.

The Company is subject to claims and legal actions in the ordinary course of business relative to workers’ compensation matters. To cover these types of claims, the Company maintains workers’ compensation insurance coverage with a self-insured retention. The Company accrues the costs of workers’ compensation claims based upon estimates derived from its claims experience.

Health Choice

Health Choice has entered into capitated contracts whereby the Plan provides managed healthcare services in exchange for fixed periodic and supplemental payments from the Arizona Health Care Cost Containment System (“AHCCCS”) and CMS. These services are provided regardless of the actual costs incurred to provide these services. The Company receives reinsurance and other supplemental payments from AHCCCS to cover certain costs of healthcare services that exceed certain thresholds. The Company believes that current capitated payments received, together with reinsurance and other supplemental payments, are sufficient to pay for the services Health Choice is obligated to deliver. As of June 30, 2013, the Company has provided a performance guaranty in the form of a letter of credit totaling $33.7 million for the benefit of AHCCCS to support Health Choice’s obligations under its contract to provide and pay for the healthcare services. The amount of the performance guaranty is generally based, in part, upon the membership in the Plan and the related capitation revenue paid to Health Choice.

On March 25, 2013, Health Choice was awarded a new contract by AHCCCS. On April 5, 2013, the Plan executed and delivered to AHCCCS the award letter with respect to the new contract. Under AHCCCS’ contract bid procedures, execution of the award letter represents Health Choice’s initial commitment to the terms of the new contract, which will be finalized before and become effective October 1, 2013. The new contract will have an initial term of three years, and includes two one-year renewal options at the discretion of AHCCCS.

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

Other

In November 2010, the U.S. Department of Justice (“DOJ”) sent a letter to IAS requesting a 12-month tolling agreement in connection with an investigation into Medicare claims submitted by our hospitals in connection with the implantation of implantable cardioverter defibrillators (“ICDs”) during the period 2003 to the present. At that time, neither the precise number of procedures, number of claims, nor the hospitals involved were identified by the DOJ. The Company understands that the government is conducting a national initiative with respect to ICD procedures involving a number of healthcare providers and is seeking information in order to determine if ICD implantation procedures were performed in accordance with Medicare coverage requirements. On January 11, 2011, IAS entered into the tolling agreement with the DOJ and, subsequently, the DOJ has provided IAS with a list of 194 procedures involving ICDs at 14 hospitals which are the subject of further medical necessity review by the DOJ. The Company is cooperating fully with the government and, to date, the DOJ has not asserted any claim against the Company’s hospitals. The Company believes that 125 of these procedure claims were properly documented for medical necessity and billed appropriately. On June 29, 2013, the Company’s outside counsel submitted to the DOJ summary justifications and supporting evidence relating to the medical claims at four Company hospitals. The Company continues to search for and develop the documentary support for the remaining 69 of these cases that could have some likelihood of enforcement by the DOJ. If the Company is unable to place these claims in the no enforcement or lesser enforcement category, the government may require repayment, which could impose a multiplier. The government has not pressed IASIS for its response, however, IASIS will likely use its extensive training and compliance policies and awareness of the ICD national coverage determination to demonstrate intent to comply with Medicare’s coverage guidelines and commitment to compliance with federal and state authority. In April 2013, the government proposed to extend the tolling agreement through September 2013, which has been accepted by IASIS. IASIS will continue to use the tolling period to locate additional medical records for the 69 records potentially falling within a potential enforcement category, in an attempt to provide documentation to the DOJ of the medical necessity of the procedures. At this time, additional analysis is being completed and, based on information available to date, the Company is unable to quantify an estimate for any potential repayment obligation related to this ICD investigation.

9. SEGMENT INFORMATION

The Company’s reportable operating segments consist of (1) acute care hospitals and related healthcare businesses, collectively “Acute Care”, and (2) Health Choice. The following is a financial summary by business segment for the periods indicated (in thousands):

	For the Quarter Ended June 30, 2013
	Acute Care	Health Choice	Eliminations	Consolidated

Acute care revenue before provision for bad debts	$555,413	$—	$—	$555,413
Less: Provision for bad debts	(96,090)	—	—	(96,090)

Acute care revenue	459,323	—	—	459,323
Premium revenue	—	139,804	—	139,804
Revenue between segments	1,940	—	(1,940)	—

Net revenue	461,263	139,804	(1,940)	599,127

Salaries and benefits (excludes stock-based compensation)	212,859	6,090	—	218,949
Supplies	79,422	40	—	79,462
Medical claims	—	118,580	(1,940)	116,640
Rentals and leases	13,597	395	—	13,992
Other operating expenses	100,463	5,993	—	106,456
Medicare and Medicaid EHR incentives	(4,827)	—	—	(4,827)

Adjusted EBITDA(1)	59,749	8,706	—	68,455

Interest expense, net	32,771	—	—	32,771
Depreciation and amortization	23,463	1,029	—	24,492
Stock-based compensation	947	—	—	947
Management fees	1,250	—	—	1,250

Earnings from continuing operations before gain on disposal of assets and income taxes	1,318	7,677	—	8,995
Gain on disposal of assets, net	481	—	—	481

Earnings from continuing operations before income taxes	$1,799	$7,677	$—	$9,476

	For the Quarter Ended June 30, 2012
	Acute Care	Health Choice	Eliminations	Consolidated

Acute care revenue before provision for bad debts	$504,047	$—	$—	$504,047
Less: Provision for bad debts	(68,744)	—	—	(68,744)

Acute care revenue	435,303	—	—	435,303
Premium revenue	—	142,323	—	142,323
Revenue between segments	1,764	—	(1,764)	—

Net revenue	437,067	142,323	(1,764)	577,626

Salaries and benefits (excludes stock-based compensation)	196,929	5,363	—	202,292
Supplies	75,278	72	—	75,350
Medical claims	—	118,130	(1,764)	116,366
Rentals and leases	11,507	350	—	11,857
Other operating expenses	100,229	5,255	—	105,484

Adjusted EBITDA(1)	53,124	13,153	—	66,277

Interest expense, net	33,606	—	—	33,606
Depreciation and amortization	25,469	876	—	26,345
Stock-based compensation	2,022	—	—	2,022
Management fees	1,250	—	—	1,250

Earnings (loss) from continuing operations before loss on disposal of assets and income taxes	(9,223)	12,277	—	3,054
Loss on disposal of assets, net	(240)	—	—	(240)

Earnings (loss) from continuing operations before income taxes	$(9,463)	$12,277	$—	$2,814

	For the Nine Months Ended June 30, 2013
	Acute Care	Health Choice	Eliminations	Consolidated

Acute care revenue before provision for bad debts	$1,636,836	$—	$—	$1,636,836
Less: Provision for bad debts	(267,014)	—	—	(267,014)

Acute care revenue	1,369,822	—	—	1,369,822
Premium revenue	—	422,059	—	422,059
Revenue between segments	5,334	—	(5,334)	—

Net revenue	1,375,156	422,059	(5,334)	1,791,881

Salaries and benefits (excludes stock-based compensation)	649,720	17,620	—	667,340
Supplies	240,582	142	—	240,724
Medical claims	—	353,890	(5,334)	348,556
Rentals and leases	39,443	1,192	—	40,635
Other operating expenses	292,488	17,499	—	309,987
Medicare and Medicaid EHR incentives	(11,209)	—	—	(11,209)

Adjusted EBITDA(1)	164,132	31,716	—	195,848

Interest expense, net	99,987	—	—	99,987
Depreciation and amortization	69,510	3,096	—	72,606
Stock-based compensation	2,946	—	—	2,946
Management fees	3,750	—	—	3,750

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(12,061)	28,620	—	16,559
Gain on disposal of assets, net	649	—	—	649

Earnings (loss) from continuing operations before income taxes	$(11,412)	$28,620	$—	$17,208

Segment assets	$2,387,601	$319,505		$2,707,106

Capital expenditures	$78,830	$539		$79,369

Goodwill	$810,969	$5,757		$816,726

	For the Nine Months Ended June 30, 2012
	Acute Care	Health Choice	Eliminations	Consolidated

Acute care revenue before provision for bad debts	$1,514,986	$—	$—	$1,514,986
Less: Provision for bad debts	(199,952)	—	—	(199,952)

Acute care revenue	1,315,034	—	—	1,315,034
Premium revenue	—	430,229	—	430,229
Revenue between segments	5,213	—	(5,213)	—

Net revenue	1,320,247	430,229	(5,213)	1,745,263

Salaries and benefits (excludes stock-based compensation)	589,768	16,447	—	606,215
Supplies	226,885	185	—	227,070
Medical claims	—	354,503	(5,213)	349,290
Rentals and leases	32,981	1,131	—	34,112
Other operating expenses	300,741	17,102	—	317,843
Medicare and Medicaid EHR incentives	(8,036)	—	—	(8,036)

Adjusted EBITDA(1)	177,908	40,861	—	218,769

Interest expense, net	104,076	—	—	104,076
Depreciation and amortization	76,208	2,676	—	78,884
Stock-based compensation	3,964	—	—	3,964
Management fees	3,750	—	—	3,750

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(10,090)	38,185	—	28,095
Gain on disposal of assets, net	414	—	—	414

Earnings (loss) from continuing operations before income taxes	$(9,676)	$38,185	$—	$28,509

Segment assets	$2,348,709	$303,579		$2,652,288

Capital expenditures	$83,110	$1,941		$73,317

Goodwill	$803,897	$5,757		$809,654

(1)	Adjusted EBITDA represents net earnings from continuing operations before interest expense, income tax expense (benefit), depreciation and amortization, stock-based compensation, gain (loss) on disposal of assets and management fees. Management fees represent monitoring and advisory fees paid to TPG, the Company’s majority financial sponsor, and certain other members of IASIS Investment LLC, majority shareholder of IAS. Management routinely calculates and communicates adjusted EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within the healthcare industry to evaluate hospital performance, allocate resources and measure leverage capacity and debt service ability. In addition, the Company uses adjusted EBITDA as a measure of performance for its business segments and for incentive compensation purposes. Adjusted EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net earnings, cash flows generated by operating, investing, or financing activities or other financial statement data presented in the unaudited condensed consolidated financial statements as an indicator of financial performance or liquidity. Adjusted EBITDA, as presented, differs from what is defined under the Company’s senior secured credit facilities and may not be comparable to similarly titled measures of other companies.

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

Summarized unaudited condensed consolidating balance sheets at June 30, 2013 and September 30, 2012, unaudited condensed consolidating statements of operations for the quarters and nine months ended June 30, 2013 and 2012, unaudited condensed consolidating statements of comprehensive income for the quarters and nine months ended June 30, 2013 and 2012, and unaudited condensed consolidating statements of cash flows for the nine months ended June 30, 2013 and 2012, for the Company, segregating the parent company issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, are found below. Prior year amounts have been reclassified to conform to the current year presentation.

IASIS Healthcare LLC

Condensed Consolidating Balance Sheet (unaudited)

June 30, 2013

(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$12,766	$5,090	$—	$17,856
Accounts receivable, net	—	132,589	250,774	—	383,363
Inventories	—	15,753	40,551	—	56,304
Deferred income taxes	15,709	—	—	—	15,709
Prepaid expenses and other current assets	—	52,742	84,586	—	137,328
Assets held for sale	—	119,132	—	—	119,132

Total current assets	15,709	332,982	381,001	—	729,692

Property and equipment, net	—	280,128	787,423	—	1,067,551
Intercompany	—	(120,601)	120,601	—	—
Net investment in and advances to subsidiaries	2,143,195	—	—	(2,143,195)	—
Goodwill	7,407	74,649	734,670	—	816,726
Other intangible assets, net	—	7,951	18,750	—	26,701
Other assets, net	28,765	14,220	23,451	—	66,436

Total assets	$2,195,076	$589,329	$2,065,896	$(2,143,195)	$2,707,106

Liabilities and Equity
Current liabilities
Accounts payable	$—	$40,916	$71,806	$—	$112,722
Salaries and benefits payable	—	24,268	28,924	—	53,192
Accrued interest payable	10,056	(3,221)	3,221	—	10,056
Medical claims payable	—	—	53,801	—	53,801
Other accrued expenses and other current liabilities	—	35,222	31,220	—	66,442
Current portion of long-term debt and capital lease obligations	10,071	2,639	63,419	(63,419)	12,710
Liabilities held for sale	—	2,963	—	—	2,963

Total current liabilities	20,127	102,787	252,391	(63,419)	311,886

Long-term debt and capital lease obligations	1,888,937	11,207	615,081	(615,081)	1,900,144
Deferred income taxes	138,286	—	—	—	138,286
Other long-term liabilities	5,937	93,054	603	—	99,594

Total liabilities	2,053,287	207,048	868,075	(678,500)	2,449,910

Non-controlling interests with redemption rights	—	105,657	—	—	105,657

Equity
Member’s equity	141,789	266,874	1,197,821	(1,464,695)	141,789
Non-controlling interests	—	9,750	—	—	9,750

Total equity	141,789	276,624	1,197,821	(1,464,695)	151,539

Total liabilities and equity	$2,195,076	$589,329	$2,065,896	$(2,143,195)	$2,707,106

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

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations

For the Quarter Ended June 30, 2013 (unaudited)

(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue
Acute care revenue before provision for bad debts	$—	$165,618	$391,735	$(1,940)	$555,413
Less: Provision for bad debts	—	(33,440)	(62,650)	—	(96,090)

Acute care revenue	—	132,178	329,085	(1,940)	459,323
Premium revenue	—	—	139,804	—	139,804

Net revenue	—	132,178	468,889	(1,940)	599,127

Costs and expenses
Salaries and benefits	947	80,889	138,060	—	219,896
Supplies	—	23,624	55,838	—	79,462
Medical claims	—	—	118,580	(1,940)	116,640
Rentals and leases	—	5,083	8,909	—	13,992
Other operating expenses	—	28,031	78,425	—	106,456
Medicare and Medicaid EHR incentives	—	(973)	(3,854)	—	(4,827)
Interest expense, net	32,771	—	14,702	(14,702)	32,771
Depreciation and amortization	—	8,452	16,040	—	24,492
Management fees	1,250	(8,245)	8,245	—	1,250
Equity in earnings of affiliates	(24,927)	—	—	24,927	—

Total costs and expenses	10,041	136,861	434,945	8,285	590,132

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(10,041)	(4,683)	33,944	(10,225)	8,995
Gain on disposal of assets, net	—	415	66	—	481

Earnings (loss) from continuing operations before income taxes	(10,041)	(4,268)	34,010	(10,225)	9,476
Income tax expense	2,179	—	1,671	—	3,850

Net earnings (loss) from continuing operations	(12,220)	(4,268)	32,339	(10,225)	5,626
Earnings (loss) from discontinued operations, net of income taxes	672	(1,203)	—	—	(531)

Net earnings (loss)	(11,548)	(5,471)	32,339	(10,225)	5,095
Net earnings attributable to non-controlling interests	—	(1,941)	—	—	(1,941)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(11,548)	$(7,412)	$32,339	$(10,225)	$3,154

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations

For the Quarter Ended June 30, 2012 (unaudited)

(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue
Acute care revenue before provision for bad debts	$—	$148,912	$356,899	$(1,764)	$504,047
Less: Provision for bad debts	—	(26,676)	(42,068)	—	(68,744)

Acute care revenue	—	122,236	314,831	(1,764)	435,303
Premium revenue	—	—	142,323	—	142,323

Net revenue	—	122,236	457,154	(1,764)	577,626

Costs and expenses
Salaries and benefits	2,022	75,674	126,618	—	204,314
Supplies	—	21,719	53,631	—	75,350
Medical claims	—	—	118,130	(1,764)	116,366
Rentals and leases	—	4,247	7,610	—	11,857
Other operating expenses	—	23,883	81,601	—	105,484
Interest expense, net	33,606	—	15,248	(15,248)	33,606
Depreciation and amortization	—	8,593	17,752	—	26,345
Management fees	1,250	(7,566)	7,566	—	1,250
Equity in earnings of affiliates	(24,907)	—	—	24,907	—

Total costs and expenses	11,971	126,550	428,156	7,895	574,572

Earnings (loss) from continuing operations before gain (loss) on disposal of assets and income taxes	(11,971)	(4,314)	28,998	(9,659)	3,054
Gain (loss) on disposal of assets, net	—	(256)	16	—	(240)

Earnings (loss) from continuing operations before income taxes	(11,971)	(4,570)	29,014	(9,659)	2,814
Income tax benefit	(8,035)	—	—	—	(8,035)

Net earnings (loss) from continuing operations	(3,936)	(4,570)	29,014	(9,659)	10,849
Earnings (loss) from discontinued operations, net of income taxes	(533)	1,485	60	—	1,012

Net earnings (loss)	(4,469)	(3,085)	29,074	(9,659)	11,861
Net earnings attributable to non-controlling interests	—	(1,082)	—	—	(1,082)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(4,469)	$(4,167)	$29,074	$(9,659)	$10,779

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations

For the Nine Months Ended June 30, 2013 (unaudited)

(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue
Acute care revenue before provision for bad debts	$—	$479,303	$1,162,867	$(5,334)	$1,636,836
Less: Provision for bad debts	—	(89,398)	(177,616)	—	(267,014)

Acute care revenue	—	389,905	985,251	(5,334)	1,369,822
Premium revenue	—	—	422,059	—	422,059

Net revenue	—	389,905	1,407,310	(5,334)	1,791,881

Costs and expenses
Salaries and benefits	2,946	244,352	422,988	—	670,286
Supplies	—	70,284	170,440	—	240,724
Medical claims	—	—	353,890	(5,334)	348,556
Rentals and leases	—	14,646	25,989	—	40,635
Other operating expenses	—	71,881	238,106	—	309,987
Medicare and Medicaid EHR incentives	—	(5,505)	(5,704)	—	(11,209)
Interest expense, net	99,987	—	47,057	(47,057)	99,987
Depreciation and amortization	—	25,230	47,376	—	72,606
Management fees	3,750	(24,494)	24,494	—	3,750
Equity in earnings of affiliates	(73,311)	—	—	73,311	—

Total costs and expenses	33,372	396,394	1,324,636	20,920	1,775,322

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(33,372)	(6,489)	82,674	(26,254)	16,559
Gain on disposal of assets, net	—	570	79	—	649

Earnings (loss) from continuing operations before income taxes	(33,372)	(5,919)	82,753	(26,254)	17,208
Income tax expense	6,345	—	1,671	—	8,016

Net earnings (loss) from continuing operations	(39,717)	(5,919)	81,082	(26,254)	9,192
Earnings (loss) from discontinued operations, net of income taxes	(488)	1,338	(1)	—	849

Net earnings (loss)	(40,205)	(4,581)	81,081	(26,254)	10,041
Net earnings attributable to non-controlling interests	—	(3,189)	—	—	(3,189)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(40,205)	$(7,770)	$81,081	$(26,254)	$6,852

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations

For the Nine Months Ended June 30, 2012 (unaudited)

(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue
Acute care revenue before provision for bad debts	$—	$431,384	$1,088,815	$(5,213)	$1,514,986
Less: Provision for bad debts	—	(74,024)	(125,928)	—	(199,952)

Acute care revenue	—	357,360	962,887	(5,213)	1,315,034
Premium revenue	—	—	430,229	—	430,229

Net revenue	—	357,360	1,393,116	(5,213)	1,745,263

Costs and expenses
Salaries and benefits	3,964	223,543	382,672	—	610,179
Supplies	—	64,641	162,429	—	227,070
Medical claims	—	—	354,503	(5,213)	349,290
Rentals and leases	—	11,900	22,212	—	34,112
Other operating expenses	—	68,058	249,785	—	317,843
Medicare and Medicaid EHR incentives	—	(1,277)	(6,759)	—	(8,036)
Interest expense, net	104,076	—	39,656	(39,656)	104,076
Depreciation and amortization	—	25,656	53,228	—	78,884
Management fees	3,750	(23,215)	23,215	—	3,750
Equity in earnings of affiliates	(99,031)	—	—	99,031	—

Total costs and expenses	12,759	369,306	1,280,941	54,162	1,717,168

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(12,759)	(11,946)	112,175	(59,375)	28,095
Gain on disposal of assets, net	—	391	23	—	414

Earnings (loss) from continuing operations before income taxes	(12,759)	(11,555)	112,198	(59,375)	28,509
Income tax expense	1,436	—	1,896	—	3,332

Net earnings (loss) from continuing operations	(14,195)	(11,555)	110,302	(59,375)	25,177
Earnings (loss) from discontinued operations, net of income taxes	(2,172)	5,605	3	—	3,436

Net earnings (loss)	(16,367)	(5,950)	110,305	(59,375)	28,613
Net earnings attributable to non-controlling interests	—	(5,324)	—	—	(5,324)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(16,367)	$(11,274)	$110,305	$(59,375)	$23,289

IASIS Healthcare LLC

Condensed Consolidating Statement of Comprehensive Income

For the Quarter Ended June 30, 2013 (unaudited)

(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net earnings (loss)	$(11,548)	$(5,471)	$32,339	$(10,225)	$5,095
Other comprehensive income
Change in fair value of highly effective interest rate hedges	1,753	—	—	—	1,753

Other comprehensive income before income taxes	1,753	—	—	—	1,753
Change in income tax expense	(651)	—	—	—	(651)

Other comprehensive income, net of income taxes	1,102	—	—	—	1,102

Comprehensive income (loss)	(10,446)	(5,471)	32,339	(10,225)	6,197
Net earnings attributable to non-controlling interests	—	(1,941)	—	—	(1,941)

Comprehensive income (loss) attributable to IASIS Healthcare LLC	$(10,446)	$(7,412)	$32,339	$(10,225)	$4,256

IASIS Healthcare LLC

Condensed Consolidating Statement of Comprehensive Income

For the Quarter Ended June 30, 2012 (unaudited)

(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net earnings (loss)	$(4,469)	$(3,085)	$29,074	$(9,659)	$11,861
Other comprehensive loss
Change in fair value of highly effective interest rate hedges	(2,655)	—	—	—	(2,655)

Other comprehensive loss before income taxes	(2,655)	—	—	—	(2,655)
Change in income tax benefit	987	—	—	—	987

Other comprehensive loss, net of income taxes	(1,668)	—	—	—	(1,668)

Comprehensive income (loss)	(6,137)	(3,085)	29,074	(9,659)	10,193
Net earnings attributable to non-controlling interests	—	(1,082)	—	—	(1,082)

Comprehensive income (loss) attributable to IASIS Healthcare LLC	$(6,137)	$(4,167)	$29,074	$(9,659)	$9,111

IASIS Healthcare LLC

Condensed Consolidating Statement of Comprehensive Income

For the Nine Months Ended June 30, 2013 (unaudited)

(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net earnings (loss)	$(40,205)	$(4,581)	$81,081	$(26,254)	$10,041
Other comprehensive income
Change in fair value of highly effective interest rate hedges	1,643	—	—	—	1,643

Other comprehensive income before income taxes	1,643	—	—	—	1,643
Change in income tax benefit	(611)	—	—	—	(611)

Other comprehensive income, net of income taxes	1,032	—	—	—	1,032

Comprehensive income (loss)	(39,173)	(4,581)	81,081	(26,254)	11,073
Net earnings attributable to non-controlling interests	—	(3,189)	—	—	(3,189)

Comprehensive income (loss) attributable to IASIS Healthcare LLC	$(39,173)	$(7,770)	$81,081	$(26,254)	$7,884

IASIS Healthcare LLC

Condensed Consolidating Statement of Comprehensive Income

For the Nine Months Ended June 30, 2012 (unaudited)

(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net earnings (loss)	$(16,367)	$(5,950)	$110,305	$(59,375)	$28,613
Other comprehensive loss
Change in fair value of highly effective interest rate hedges	(4,819)	—	—	—	(4,819)
Amortization of other comprehensive income related to ineffective interest rate hedges	2,057	—	—	—	2,057

Other comprehensive loss before income taxes	(2,762)	—	—	—	(2,762)
Change in income tax benefit	1,026	—	—	—	1,026

Other comprehensive loss, net of income taxes	(1,736)	—	—	—	(1,736)

Comprehensive income (loss)	(18,103)	(5,950)	110,305	(59,375)	26,877
Net earnings attributable to non-controlling interests	—	(5,324)	—	—	(5,324)

Comprehensive income (loss) attributable to IASIS Healthcare LLC	$(18,103)	$(11,274)	$110,305	$(59,375)	$21,553

IASIS Healthcare LLC

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended June 30, 2013 (unaudited)

(in thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities
Net earnings (loss)	$(40,205)	$(4,581)	$81,081	$(26,254)	$10,041
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	25,230	47,376	—	72,606
Amortization of loan costs	5,760	—	—	—	5,760
Stock-based compensation	2,946	—	—	—	2,946
Deferred income taxes	16,338	—	—	—	16,338
Income tax benefit from stock-based compensation	16	—	—	—	16
Income tax benefit from parent company	103	—	—	—	103
Gain on disposal of assets, net	—	(570)	(79)	—	(649)
Loss (earnings) from discontinued operations, net	488	(1,338)	1	—	(849)
Equity in earnings of affiliates	(73,311)	—	—	73,311	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	—	9,557	(32,437)	—	(22,880)
Inventories, prepaid expenses and other current assets	—	(20,254)	(1,374)	—	(21,628)
Accounts payable, other accrued expenses and other accrued liabilities	(19,621)	(13,375)	(22,582)	—	(55,578)

Net cash provided by (used in) operating activities — continuing operations	(107,486)	(5,331)	71,986	47,057	6,226
Net cash provided by operating activities — discontinued operations	—	3,967	—	—	3,967

Net cash provided by (used in) operating activities	(107,486)	(1,364)	71,986	47,057	10,193

Cash flows from investing activities
Purchases of property and equipment	—	(41,596)	(37,773)	—	(79,369)
Cash received (paid) for acquisitions, net	—	(849)	4,433	—	3,584
Proceeds from sale of assets	—	6	77	—	83
Change in other assets, net	—	3,508	(3,257)	—	251

Net cash used in investing activities — continuing operations	—	(38,931)	(36,520)	—	(75,451)
Net cash used in investing activities — discontinued operations	—	(4,318)	—	—	(4,318)

Net cash used in investing activities	—	(43,249)	(36,520)	—	(79,769)

Cash flows from financing activities
Payment of debt and capital lease obligations	(94,598)	(4,689)	(2,478)	—	(101,765)
Proceeds from revolving credit facilities	147,000	—	—	—	147,000
Debt financing costs incurred	(1,024)	—	—	—	(1,024)
Distributions to non-controlling interests	—	(5,504)	—	—	(5,504)
Cash received for the sale of non-controlling interests	—	849	—	—	849
Cash paid for the repurchase of non-controlling interests	—	(1,018)	—	—	(1,018)
Other	—	1,065	(1,053)	—	12
Change in intercompany balances with affiliates, net	56,108	27,457	(36,508)	(47,057)	—

Net cash provided by (used in) financing activities	107,486	18,160	(40,039)	(47,057)	38,550

Change in cash and cash equivalents	—	(26,453)	(4,573)	—	(31,026)
Cash and cash equivalents at beginning of period	—	39,219	9,663	—	48,882

Cash and cash equivalents at end of period	$—	$12,766	$5,090	$—	$17,856

IASIS Healthcare LLC

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended June 30, 2012 (unaudited)

(in thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities
Net earnings (loss)	$(16,367)	$(5,950)	$110,305	$(59,375)	$28,613
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	25,656	53,228	—	78,884
Amortization of loan costs	5,495	—	—	—	5,495
Stock-based compensation	3,964	—	—	—	3,964
Deferred income taxes	13,264	—	—	—	13,264
Income tax benefit from stock-based compensation	6	—	—	—	6
Income tax benefit from parent company	427	—	—	—	427
Fair value change in interest rate hedges	(1,410)	—	—	—	(1,410)
Amortization of other comprehensive loss	2,057	—	—	—	2,057
Gain on disposal of assets, net	—	(391)	(23)	—	(414)
Loss (earnings) from discontinued operations, net	2,172	(5,605)	(3)	—	(3,436)
Equity in earnings of affiliates	(99,031)	—	—	99,031	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	—	(12,486)	(41,871)	—	(54,357)
Inventories, prepaid expenses and other current assets	—	(12,434)	(1,860)	—	(14,294)
Accounts payable, other accrued expenses and other accrued liabilities	(19,960)	43,714	(70,698)	—	(46,944)

Net cash provided by (used in) operating activities — continuing operations	(109,383)	32,504	49,078	39,656	11,855
Net cash provided by (used in) operating activities — discontinued operations	(28)	6,988	—	—	6,960

Net cash provided by (used in) operating activities	(109,411)	39,492	49,078	39,656	18,815

Cash flows from investing activities
Purchases of property and equipment	—	(35,661)	(37,656)	—	(73,317)
Cash received (paid) for acquisitions, net	—	12,972	(12,757)	—	215
Proceeds from sale of assets	—	1	23	—	24
Change in other assets, net	—	1,218	1,270	—	2,488

Net cash used in investing activities — continuing operations	—	(21,470)	(49,120)	—	(70,590)
Net cash used in investing activities — discontinued operations	—	(12,310)	—	—	(12,310)

Net cash used in investing activities	—	(33,780)	(49,120)	—	(82,900)

Cash flows from financing activities
Payment of debt and capital lease obligations	(7,688)	(284)	(2,762)	—	(10,734)
Debt financing costs incurred	(998)	—	—	—	(998)
Distributions to non-controlling interests	—	(6,802)	—	—	(6,802)
Cash paid for the repurchase of non-controlling interest	—	(341)	—	—	(341)
Change in intercompany balances with affiliates, net	118,097	(77,830)	(611)	(39,656)	—

Net cash provided by (used in) financing activities	109,411	(85,257)	(3,373)	(39,656)	(18,875)

Change in cash and cash equivalents	—	(79,545)	(3,415)	—	(82,960)
Cash and cash equivalents at beginning of period	—	140,062	7,265	—	147,327

Cash and cash equivalents at end of period	$—	$60,517	$3,850	$—	$64,367

11. SUBSEQUENT EVENT

On August 8, 2013, the Company entered into a definitive agreement to sell the real estate associated with the following three facilities, and thereafter lease the land and buildings from the acquirer:

•	Glenwood Regional Medical Center located in West Monroe, Louisiana

•	Mountain Vista Medical Center located in Mesa, Arizona; and

•	The Medical Center of Southeast Texas located in Port Arthur, Texas.

The estimated aggregate proceeds from sale is approximately $281.3 million. The initial term of the related lease agreements is 15 years with various renewal options. The sale-leaseback transaction is expected to close during the Company’s fiscal fourth quarter, subject to the satisfaction of customary real estate, regulatory and other closing conditions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements, the notes to our unaudited condensed consolidated financial statements and the other financial information appearing elsewhere in this report. Data for the quarters and nine months ended June 30, 2013 and 2012, has been derived from our unaudited condensed consolidated financial statements. References herein to “we,” “our” and “us” are to IASIS Healthcare LLC and its subsidiaries. References herein to “IAS” are to IASIS Healthcare Corporation, our parent company.

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

EXECUTIVE OVERVIEW

We are a leading provider of high quality, affordable healthcare services primarily in high-growth urban and suburban markets. As of June 30, 2013, we owned or leased 19 acute care hospital facilities (three of which are currently under contract to be sold) and one behavioral health hospital, with a total of 4,505 licensed beds, several outpatient service facilities, and more than 160 physician clinics. We operate our hospitals with a strong community focus by offering and developing healthcare services targeted to the needs of the markets we serve, promoting strong relationships with physicians and working with local managed care plans. We operate in various regions, including:

•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	Tampa-St. Petersburg, Florida;

•	five cities in Texas, including Houston and San Antonio; and

•	West Monroe, Louisiana.

We also own and operate Health Choice, a Medicaid and Medicare managed health plan headquartered in Phoenix that serves over 176,000 members in Arizona and Utah.

On August 8, 2013, we entered into a definitive agreement to sell the real estate associated with the following three facilities, and thereafter lease the land and buildings from the acquirer: (1) Glenwood Regional Medical Center in West Monroe, Lousiana; (2) Mountain Vista Medical Center, in Mesa, Arizona; and (3) The Medical Center of Southeast Texas in Port Arthur, Texas. The estimated aggregate proceeds from the sale is approximately $281.3 million. The initial term of the related lease agreements is 15 years with varying renewal options. This sale-leaseback transaction is expected to close during our fiscal fourth quarter, subject to the satisfaction of customary real estate, regulatory and other closing conditions.

On July 17, 2013, we entered into a definitive agreement to sell our Florida operations, which primarily include three hospitals in the Tampa-St. Petersburg area and all related physician operations. The transaction is expected to close by the end of fiscal year 2013, assuming receipt of required regulatory approvals and satisfaction of other customary closing conditions. The divestiture of the Florida operations provides us with increased ability to make strategic investments in our other markets, as further growth opportunities in our Florida operations were limited by a restrictive state certificate of need process. As we continue to look for ways to diversify and invest in delivery models which produce higher-quality more efficient care in the rapidly evolving healthcare landscape, we determined the best option for our Florida operations’ long-term, growth opportunities was to transition them to a larger scale health care system. Upon completing the divestiture of our Florida operations, we will be able to focus more intently on and invest more significantly in our other markets better positioned for our future growth plans.

On March 25, 2013, we announced that Health Choice has been awarded a new contract by AHCCCS, the state agency that administers Arizona’s state Medicaid program. The contract, which commences on October 1, 2013, has an initial term of three years and includes two additional one-year renewal options that can be exercised at the discretion of AHCCCS. The new contract allows Health Choice to serve Medicaid members in the following Arizona counties: Apache, Coconino, Gila, Maricopa, Mohave, Navajo, Pima and Pinal.

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

The provisions of the Health Reform Law that seek to decrease the number of uninsured individuals mostly will become effective January 1, 2014. However, the employer mandate which requires companies with 50 or more employees to provide health insurance or pay fines, as well as insurer reporting requirements, has been delayed until January 1, 2015. In addition, states may choose not to implement the Medicaid expansion provisions of the Health Reform Law without losing existing federal Medicaid funding. In those states that choose not to participate in the Medicaid expansion program, the penalty for not carrying insurance will be waived for low-income residents. A number of state governors and legislatures, including Texas and Louisiana, have chosen not to participate in the expanded Medicaid program. Some states, such as Arkansas, have chosen to participate or are considering participating through “private option” programs that would provide funds to low-income individuals to purchase private insurance. These “private option” programs are subject to federal approval.

Because of the many variables involved, including the law’s complexity, the lack of implementing regulations or interpretive guidance, gradual and partially delayed implementation, possible amendment, repeal or further implementation delays, success of health insurance exchanges enrolling uninsured individuals, possible reductions in funding by the U.S. Congress and future reductions in Medicare and Medicaid reimbursement, the impact of the Health Reform Law, including how individuals and businesses will respond to the new choices and obligations under the law, is not yet fully known. We believe, however, that trends toward pay-for-performance reimbursement models focused on quality, cost control and clinically integrated healthcare delivery, which are encouraged by the Health Reform Law, are taking hold among private health insurers and will continue to do so.

Budget Control Act and Sequestration

On August 2, 2011, the U.S. Congress enacted the Budget Control Act of 2011. This law increased the nation’s borrowing authority and takes steps to reduce federal spending and the deficit. The deficit reduction portion of the Budget Control Act of 2011 imposes caps that reduce discretionary spending by more than $900 billion over ten years, beginning in federal fiscal year 2012. The Budget Control Act of 2011 also requires automatic spending reductions of $1.2 trillion for federal fiscal years 2013 through 2021, minus any deficit reductions enacted by Congress and debt service costs. These automatic spending reductions are commonly referred to as “sequestration”. The spending reductions are to be split evenly between defense and non-defense discretionary spending, although certain programs (including the Medicaid and Children’s Health Insurance Programs (“CHIP”)), are exempt from these automatic spending reductions, and Medicare expenditures cannot be reduced by more than two percent. Sequestration began on March 1, 2013, with the Centers for Medicare and Medicaid Services (“CMS”) imposing a two percent reduction on Medicare claims on April 1, 2013. Unless the U.S. Congress and the President take action and reach an agreement to change the law, federal spending will be subject to sequestration over ten years. We are unable to predict what other deficit reduction initiatives may be proposed by the President or the U.S. Congress or whether the President and the U.S. Congress will restructure or suspend sequestration. It is possible that negotiations to end or restructure sequestration will result in greater spending reductions than required by the Budget Control Act of 2011.

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

Texas

The Texas legislature and the Texas Health and Human Services Commission (“THHSC”) recommended expanding Medicaid managed care enrollment in the state, and in December 2011, CMS approved a five-year Medicaid waiver that: (1) allows Texas to expand its Medicaid managed care program while preserving hospital funding; (2) provides incentive payments for improvements in healthcare delivery; and (3) directs more funding to hospitals that serve large numbers of uninsured patients. Certain of our acute care hospitals currently receive supplemental Medicaid reimbursement, including reimbursement from programs for participating private hospitals that enter into indigent care affiliation agreements with public hospitals or county governments in the state of Texas. Under the CMS-approved programs, affiliated hospitals, including our Texas hospitals, have expanded the community healthcare safety net by providing indigent healthcare services. Revenue recognized under these Texas private supplemental Medicaid reimbursement programs for the quarter and nine months ended June 30, 2013, was $16.5 million and $45.7 million, respectively, compared to $21.6 million and $63.9 million in the prior year periods. Under the Medicaid waiver, which will change the funding structure of Texas’ current supplemental Medicaid reimbursement programs, funds will be distributed to participating hospitals based upon both the costs associated with providing care to individuals without third party coverage and the investment made to support coordinating care and quality improvements that transform the local communities’ care delivery systems. The responsibility to coordinate and develop plans that address the concerns of the local delivery care systems, including improved access, quality, cost effectiveness and coordination will be controlled primarily by government-owned public hospitals that serve the surrounding geographic areas. Along with delays in funding for the state’s Medicaid supplemental reimbursement programs, the expansion of the managed Medicaid program has also resulted in delays in processing and payment of related patient accounts receivable by many of the managed care payors.

The THHSC has released proposed rules to change the Texas Medicaid Disproportionate Share Hospital (“Texas Medicaid DSH”) methodology for the state’s fiscal year 2014 and 2015. While changes to the Texas Medicaid DSH methodology have been proposed, details regarding its computation for the state’s upcoming fiscal year have not yet been finalized. Because deliberations regarding the Texas Medicaid DSH program are ongoing, we are unable to estimate the financial impact, if any, that proposed program changes may have on our results of operations. Texas has appropriated $160.0 million for fiscal year 2014 and $140.0 million for fiscal year 2015 to stabilize and improve the Texas Medicaid DSH program, including providing rate adjustments to recognize improvements in quality of patient care, the most appropriate use of care, and patient outcomes. These appropriations provide that the funding is contingent on “measurable progress” by THHSC toward a long-term plan. Funds appropriated for in 2015 may not be spent before the plan is finalized.

The THHSC continues to examine the allocation method for the Texas Medicaid DSH program for fiscal year 2013. During the quarter and nine months ended June 30, 2013, we recognized $7.1 million and $21.4 million, respectively, in Texas Medicaid DSH revenues, compared to $6.2 million and $18.7 million in the prior year periods.

Arizona

Beginning in July 2011, in an effort to control its budgeted expenditures and balance its budget, the state of Arizona implemented a plan to reduce its eligible Medicaid beneficiaries. This plan has resulted in a reduction of approximately 9.5% of the total Medicaid enrollment in the state and includes approximately 167,000 childless adults. Since implementation of this plan by the state of Arizona, Health Choice has experienced a significant decline in its enrollees, premium revenue and earnings. While Health Choice’s enrollment has continued to decline during the quarter and nine months ended June 30, 2013, the rate of decline has moderated compared to the same prior year periods. Additionally, on June 17, 2013, the governor of Arizona signed into law the expansion of its Medicaid program under the Health Reform Law, which includes increased eligibility for adults, children and pregnant women, and the restoration of eligibility to childless adults that was previously eliminated. The expansion of the state’s Medicaid program under the Health Reform Law could potentially result in the addition of approximately 370,000 people to its Medicaid rolls. The law may face opposition from groups who are considering lawsuits challenging the passage of the law. The law will go into effect January 1, 2014.

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

Uncompensated Care

Like others in the hospital industry, we continue to experience high levels of uncompensated care, including discounts to the uninsured, bad debts and charity care. These elevated levels are driven by the number of uninsured and under-insured patients seeking care at our hospitals, which has been significantly impacted by the efforts of the state of Arizona to reduce its Medicaid enrollees, as well as a general increase in uninsured volume in our Texas market where the state exercises stringent Medicaid eligibility requirements. Given the rate of unemployment and its impact on the economy, particularly in the markets we serve, we believe our hospitals may continue to experience these elevated levels of uncompensated care until the U.S. economy experiences an economic recovery that includes significant sustained job growth and a meaningful decline in unemployment. During the quarter ended June 30, 2013, our self-pay admissions represented 8.0% of our total admissions, which was consistent with the prior year quarter. During the nine months ended June 30, 2013, our self-pay admissions represented 7.9% of our total admissions, compared to 7.7% in the prior year period. During the quarter ended June 30, 2013, our uncompensated care, which includes bad debts, charity care and uninsured discounts, as a percentage of acute care revenue was 23.5%, compared to 21.9% in the prior year quarter. During the nine months ended June 30, 2013, our uncompensated care as a percentage of acute care revenue was 23.9%, compared to 20.8% in the prior year period. The increased levels of uncompensated care has resulted in pressures on pricing and operating margins created from providing the same level of healthcare service, but for less reimbursement. The cost of our uncompensated care is also impacted by the higher acuity levels at which these patients are presenting for treatment in our emergency rooms, which is primarily resulting from economic pressures and their related decisions to defer care.

We continue to monitor our uninsured admissions on a daily basis and continue to focus on the efficiency of our emergency rooms, point-of-service cash collections, Medicaid eligibility automation and process-flow improvements. While we continue to be successful at qualifying many uninsured patients for Medicaid or other third-party coverage, which has helped to alleviate some of the pressure created from the growth in our uncompensated care, we continue to experience delays associated with the administrative functions of the Medicaid qualification process at the state levels. These delays are not indicative of eligibility issues, but rather staffing cut-backs as states continue to address their budgetary issues.

We anticipate that if we experience further growth in uninsured volume and revenue over the near-term, including increased acuity levels and continued increases in co-payments and deductibles for insured patients, our uncompensated care will increase and our results of operations could be adversely affected.

Starting January 1, 2014, we expect uninsured volumes to begin decreasing due to the impact of the Health Reform Law, which includes the implementation of health insurance exchanges and the expansion of Medicaid programs in certain of the states in which we operate.

The percentages of our insured and uninsured net hospital receivables are summarized as follows:

	June 30, 2013	September 30, 2012
Insured receivables	74.7%	72.2%
Uninsured receivables	25.3%	27.8%

Total	100.0%	100.0%

The percentages of hospital receivables in summarized aging categories are as follows:

	June 30, 2013	September 30, 2012
0 to 90 days	60.5%	63.4%
91 to 180 days	20.6%	19.2%
Over 180 days	18.9%	17.4%

Total	100.0%	100.0%

Adoption of Electronic Health Records (“EHR”)

The American Recovery and Reinvestment Act of 2009 (“ARRA”) included approximately $26.0 billion in funding for various healthcare information technology (“IT”) initiatives, including Medicare and Medicaid incentives for eligible hospitals and professionals to adopt and meaningfully use certified EHR technology (“EHR Incentive Programs”). In addition, eligible providers that fail to demonstrate meaningful use of certified EHR technology will be subject to reduced payments from Medicare, beginning in federal fiscal year 2015 for eligible hospitals and calendar year 2015 for eligible professionals. Implementation of the EHR Incentive Programs has been divided into three stages with increasing requirements for participation. Stage 1 requires providers to meet meaningful use objectives specified by CMS, which include electronically capturing health information in a structured format, tracking key clinical conditions for coordination of care purposes, implementing clinical decision support tools to facilitate disease and medication management, using EHRs to engage patients and families, and reporting clinical quality measures and public health information. Our hospitals, as well as a number of our physician clinics, substantially met the Stage 1 requirements in our fiscal 2012. Stage 2 introduces several new meaningful use measures, as well as imposes stricter requirements on certain existing Stage 1 measures. Providers must achieve meaningful use under the Stage 1 criteria before advancing to Stage 2 and are required to meet the criteria for the applicable stage based on their first year of attesting to meaningful use. Our hospitals and physician clinics whose first payment year was 2011 or 2012 are required to meet Stage 2 criteria beginning in 2014. Though we expect to continue to incur certain non-productive and other operating costs, as well as additional investments in hardware and software, we believe our historical investments in advanced clinical and other information systems, as well as quality of care programs, provides a solid platform to build upon for timely compliance with the healthcare IT initiatives and requirements of ARRA.

Revenue and Volume Trends

Net revenue for the quarter ended June 30, 2013, increased 3.7% to $599.1 million, compared to $577.6 million in the prior year quarter. Net revenue for the nine months ended June 30, 2013, increased 2.7% to $1.79 billion, compared to $1.75 billion in the prior year period. Net revenue is comprised of acute care revenue, which is recorded net of the provision for bad debts, and premium revenue. Acute care revenue increased $24.0 million and $54.8 million for the quarter and nine months ended June 30, 2013, respectively. Premium revenue at Health Choice decreased $2.5 million and $8.2 million for the quarter and nine months ended June 30, 2013, respectively.

The nine months ended June 30, 2012 included the net impact of certain prior period Medicare related adjustments that increased acute care revenue by $9.7 million. These adjustments were the result of a settlement agreement (the “Rural Floor Settlement”) signed between CMS and a large number of healthcare service providers, including our hospitals, and newly issued Supplemental Security Income (“SSI”) ratios utilized for calculating Medicare Disproportionate Share Hospital reimbursement for federal fiscal years 2006 through 2009. The Rural Floor Settlement is intended to resolve all claims that have been brought or could have been brought relating to CMS’ calculation of the rural floor budget neutrality adjustment that was created by the Balanced Budget Act of 1997 for federal fiscal year 1998 through and including federal fiscal year 2011. As a result of the Rural Floor Settlement, we recognized $12.8 million of additional acute care revenue during the nine months ended June 30, 2012, while the same prior year period included an unfavorable adjustment of $3.1 million as a result of the new SSI ratios.

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

Admissions increased 0.9% and 0.1% for the quarter and nine months ended June 30, 2013, respectively, compared to the same prior year periods. Admissions have benefited from recent capital investments and our physician alignment strategies. These benefits have been partially offset by an increase in observation cases, primarily resulting from the adoption of new InterQual criteria changes that focus on certain diagnoses presenting for emergency services. Observation cases represent the number of patients classified as outpatient, during which time medical necessity is being evaluated prior to the patient being transferred to an inpatient status or being released from care. Adjusted admissions increased 5.0% and 3.4% for the quarter and nine months ended June 30, 2013, respectively, compared to the same prior year periods. Our outpatient volume for the quarter and nine months ended June 30, 2013, has benefited from an 18.8% and 14.3% increase in outpatient surgeries, respectively, resulting from our investment in the expansion of access points of care and the continued expansion of our physician alignment strategies to meet the growing need for outpatient services in the communities we serve. In addition, we experienced a 5.3% and 8.8% increase in emergency room visits for the quarter and nine months ended June 30, 2013, respectively.

We believe our volumes over the long-term will grow as a result of our business strategies, including the strategic deployment of capital, the continued investment in our physician alignment strategies, the development of increased access points of care, including physician clinics, free-standing emergency rooms, urgent care centers, outpatient imaging centers, ambulatory surgery centers, our increased marketing efforts to promote our commitment to quality and patient satisfaction, and the general aging of the population.

The following table provides the sources of our hospitals’ net patient revenue before the provision for bad debts by payor:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Medicare	20.5%	22.6%	21.3%	23.5%
Managed Medicare	9.8%	9.7%	10.0%	9.1%
Medicaid and managed Medicaid	12.0%	13.3%	12.2%	13.7%
Managed care and other	38.4%	37.1%	37.9%	38.1%
Self-pay	19.3%	17.3%	18.6%	15.6%

Total	100.0%	100.0%	100.0%	100.0%

The increase in our self-pay revenue as a percentage of total net patient revenue is the result of growth in our uninsured volumes, revenue and related acuity levels which have increased for the quarter and nine months ended June 30, 2013, compared to the same prior year periods. These increases are significantly impacted by the efforts of the state of Arizona to reduce its Medicaid enrollment, which has conversely contributed to a reduction in Medicaid and managed Medicaid revenue as a percentage of total net patient revenue. Additionally, the decline in Medicaid and managed Medicaid revenue as a percentage of total net patient revenue has been impacted by continued reductions in Medicaid reimbursement, particularly in Texas.

Net patient revenue per adjusted admission, which includes the impact of the provision for bad debts, increased 0.2% for both the quarter and nine months ended June 30, 2013. Excluding the prior year net impact of certain prior period Medicare related adjustments, net patient revenue per adjusted admission increased 1.0% for the nine months ended June 30, 2013. Our pricing metrics for the quarter and nine months ended June 30, 2013, continue to be negatively affected by the impact of high unemployment and other industry pressures, which has resulted in increased uncompensated care and reductions in Medicaid funding, as states address their budgeting issues by implementing rate cuts on providers and reductions in Medicaid eligible beneficiaries. As states continue working through their budgetary issues, any additional cuts to Medicaid funding or structural changes to Medicaid programs that reduce eligibility would negatively impact our future results of operations and cash flows.

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

Premium revenue generated by Health Choice represented 23.3% and 23.6% of our consolidated net revenue for the quarter and nine months ended June 30, 2013, respectively, compared to 24.6% and 24.7% in the same prior year periods. This decline has been impacted by the efforts of the state of Arizona to reduce its Medicaid enrollment. If AHCCCS were to take further actions in the near term, including reimbursement rate reductions, enrollment reductions, capitation payment deferrals, covered services reductions or limitations or other steps to reduce program expenditures, it could have a material adverse impact on our operating results and cash flows.

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

SELECTED OPERATING DATA

The following table sets forth certain unaudited operating data for each of the periods presented.

	Quarter Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Acute Care (1)
Number of acute care hospital facilities at end of period	16	15	16	15
Licensed beds at end of period (2)	3,804	3,704	3,804	3,704
Average length of stay (days) (3)	5.09	4.99	5.10	4.93
Occupancy rates (average beds in service)	49.7%	50.1%	50.6%	50.5%
Admissions (4)	27,155	26,920	82,643	82,597
Adjusted admissions (5)	48,175	45,871	143,750	139,071
Patient days (6)	138,108	134,251	421,159	407,102
Adjusted patient days (5)	245,015	228,761	732,569	685,447
Net patient revenue per adjusted admission (7)	$9,031	$9,018	$9,031	$9,012
Health Choice
Medicaid covered lives	171,979	173,645	171,979	173,645
Dual-eligible lives (8)	4,310	4,096	4,310	4,096
Medical loss ratio (9)	84.8%	83.0%	83.8%	82.4%

(1)	Excludes the impact of our Florida operations, which are now reflected in discontinued operations.
(2)	Includes St. Luke’s Behavioral Hospital.
(3)	Represents the average number of days that a patient stayed in our hospitals.
(4)	Represents the total number of patients admitted to our hospitals for stays in excess of 23 hours. Management and investors use this number as a general measure of inpatient volume.
(5)	Adjusted admissions and adjusted patient days are general measures of combined inpatient and outpatient volume. We compute adjusted admissions/patient days by multiplying admissions/patient days by gross patient revenue and then dividing that number by gross inpatient revenue.
(6)	Represents the number of days our beds were occupied by inpatients over the period.
(7)	Includes the impact of the provision for bad debts as a component of revenue.
(8)	Represents members eligible for Medicare and Medicaid benefits under Health Choice’s contract with CMS to provide coverage as a MAPD SNP.
(9)	Represents medical claims expense as a percentage of premium revenue, including claims paid to our hospitals.

RESULTS OF OPERATIONS SUMMARY

Consolidated

The following table sets forth, for the periods presented, our results of consolidated operations expressed in dollar terms and as a percentage of net revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended		Quarter Ended		Nine Months Ended		Nine Months Ended
	June 30, 2013		June 30, 2012		June 30, 2013		June 30, 2012
($ in thousands):	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Net revenue
Acute care revenue before provision for bad debts	$555,413		$504,047		$1,636,836		$1,514,986
Less: Provision for bad debts	(96,090)		(68,744)		(267,014)		(199,952)

Acute care revenue	459,323	76.7%	435,303	75.4%	1,369,822	76.4%	1,315,034	75.3%
Premium revenue	139,804	23.3%	142,323	24.6%	422,059	23.6%	430,229	24.7%

Net revenue	599,127	100.0%	577,626	100.0%	1,791,881	100.0%	1,745,263	100.0%
Costs and expenses
Salaries and benefits	219,896	36.7%	204,314	35.4%	670,286	37.4%	610,179	35.0%
Supplies	79,462	13.3%	75,350	13.0%	240,724	13.4%	227,070	13.0%
Medical claims	116,640	19.5%	116,366	20.1%	348,556	19.5%	349,290	20.0%
Rentals and leases	13,992	2.3%	11,857	2.1%	40,635	2.3%	34,112	2.0%
Other operating expenses	106,456	17.8%	105,484	18.3%	309,987	17.3%	317,843	18.2%
Medicare and Medicaid EHR incentives	(4,827)	(0.8%)	—	—	(11,209)	(0.6%)	(8,036)	(0.5%)
Interest expense, net	32,771	5.4%	33,606	5.8%	99,987	5.5%	104,076	6.0%
Depreciation and amortization	24,492	4.1%	26,345	4.6%	72,606	4.1%	78,884	4.5%
Management fees	1,250	0.2%	1,250	0.2%	3,750	0.2%	3,750	0.2%

Total costs and expenses	590,132	98.5%	574,572	99.5%	1,775,322	99.1%	1,717,168	98.4%
Earnings from continuing operations before gain (loss) on disposal of assets and income taxes	8,995	1.5%	3,054	0.5%	16,559	0.9%	28,095	1.6%
Gain (loss) on disposal of assets, net	481	0.1%	(240)	(0.0%)	649	0.1%	414	0.0%

Earnings from continuing operations before income taxes	9,476	1.6%	2,814	0.5%	17,208	1.0%	28,509	1.6%
Income tax expense (benefit)	3,850	0.7%	(8,035)	(1.4%)	8,016	0.5%	3,332	0.2%

Net earnings from continuing operations	5,626	0.9%	10,849	1.9%	9,192	0.5%	25,177	1.4%
Earnings (loss) from discontinued operations, net of income taxes	(531)	(0.1%)	1,012	0.2%	849	0.1%	3,436	0.2%

Net earnings	5,095	0.8%	11,861	2.1%	10,041	0.6%	28,613	1.6%
Net earnings attributable to non-controlling interests	(1,941)	(0.3%)	(1,082)	(0.2%)	(3,189)	(0.2%)	(5,324)	(0.3%)

Net earnings attributable to IASIS Healthcare LLC	$3,154	0.5%	$10,779	1.9%	$6,852	0.4%	$23,289	1.3%

Acute Care

The following table and discussion sets forth, for the periods presented, the results of our acute care operations expressed in dollar terms and as a percentage of acute care revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended		Quarter Ended		Nine Months Ended		Nine Months Ended
	June 30, 2013		June 30, 2012		June 30, 2013		June 30, 2012
($ in thousands):	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Acute care revenue
Acute care revenue before provision for bad debts	$555,413		$504,047		$1,636,836		$1,514,986
Less: Provision for bad debts	(96,090)		(68,744)		(267,014)		(199,952)

Acute care revenue	459,323	99.6%	435,303	99.6%	1,369,822	99.6%	1,315,034	99.6%
Revenue between segments (1)	1,940	0.4%	1,764	0.4%	5,334	0.4%	5,213	0.4%

Total acute care revenue	461,263	100.0%	437,067	100.0%	1,375,156	100.0%	1,320,247	100.0%

Costs and expenses
Salaries and benefits	213,806	46.4%	198,951	45.5%	652,666	47.5%	593,732	45.0%
Supplies	79,422	17.2%	75,278	17.2%	240,582	17.5%	226,885	17.2%
Rentals and leases	13,597	2.9%	11,507	2.7%	39,443	2.9%	32,981	2.5%
Other operating expenses	100,463	21.8%	100,229	22.9%	292,488	21.3%	300,741	22.8%
Medicare and Medicaid EHR incentives	(4,827)	(1.0%)	—	—	(11,209)	(0.8%)	(8,036)	(0.6%)
Interest expense, net	32,771	7.1%	33,606	7.7%	99,987	7.2%	104,076	7.9%
Depreciation and amortization	23,463	5.0%	25,469	5.8%	69,510	5.0%	76,208	5.7%
Management fees	1,250	0.3%	1,250	0.3%	3,750	0.3%	3,750	0.3%

Total costs and expenses	459,945	99.7%	446,290	102.1%	1,387,217	100.9%	1,330,337	100.8%

Earnings (loss) from continuing operations before gain (loss) on disposal of assets and income taxes	1,318	0.3%	(9,223)	(2.1%)	(12,061)	(0.9%)	(10,090)	(0.8%)
Gain (loss) on disposal of assets, net	481	0.1%	(240)	(0.1%)	649	0.1%	414	0.1%

Earnings (loss) from continuing operations before income taxes	$1,799	0.4%	$(9,463)	(2.2%)	$(11,412)	(0.8%)	$(9,676)	(0.7%)

(1)	Revenue between segments is eliminated in our consolidated results.

Quarters Ended June 30, 2013 and 2012

Acute care revenue — Total acute care revenue for the quarter ended June 30, 2013, was $461.3 million, an increase of $24.2 million or 5.5% compared to $437.1 million in the prior year quarter. This increase in total acute care revenue is comprised of an increase in adjusted admissions of 5.0%, and an increase in net patient revenue per adjusted admission of 0.2%. The provision for bad debts for the quarter ended June 30, 2013, was $96.1 million, an increase of $27.3 million or 39.8% compared to $68.7 million in the prior year quarter. The increase in the provision for bad debts continues to be impacted by recent increases in uninsured volume, revenue and acuity levels. For the quarter ended June 30, 2013, our total uncompensated care as a percentage of total acute care revenue, which includes bad debts, charity care and uninsured discounts, increased to 23.5%, compared to 21.9% in the prior year quarter.

Net adjustments to estimated third-party payor settlements, also known as prior year contractuals, resulted in an increase in total acute care revenue of $3.1 million and $2.2 million for the quarters ended June 30, 2013 and 2012, respectively.

Salaries and benefits — Salaries and benefits expense for the quarter ended June 30, 2013, was $213.8 million, compared to $199.0 million in the prior year quarter. Salaries and benefits expense as a percentage of total acute care revenue was 46.4% for the quarter ended June 30, 2013, compared to 45.5% in the prior year quarter. This increase has been primarily impacted by the expansion of our employed physician base in recent quarters, which requires additional investments in labor and practice related costs, including infrastructure and physician support staff.

Other operating expenses — Other operating expenses for the quarter ended June 30, 2013, were $100.5 million, compared to $100.2 million in the prior year quarter. Other operating expenses as a percentage of total acute care revenue for the quarter ended June 30, 2013, decreased to 21.8%, compared to 22.9% in the prior year quarter. This decline is primarily due to a reduction in professional fees associated with our supplemental Medicaid reimbursement programs in Texas.

Medicare and Medicaid EHR incentives — Medicare and Medicaid EHR incentives for the quarter ended June 30, 2013 totaled $4.8 million, compared to none in the prior year quarter. The increase in our Medicare and Medicaid EHR incentives is due to the timing of EHR implementation and meeting meaningful use requirements by our facilities.

Nine Months Ended June 30, 2013 and 2012

Acute care revenue — Total acute care revenue for the nine months ended June 30, 2013, was $1.38 billion, an increase of $54.9 million or 4.2% compared to $1.32 billion in the prior year period. This increase in total acute care revenue is comprised of an increase in adjusted admissions of 3.4% and an increase in net patient revenue per adjusted admissions of 0.2%. Excluding the prior year net impact of certain prior period Medicare related adjustments, total acute care revenue for the nine months ended June 30, 2013, increased $64.6 million or 4.9%. The provision for bad debts for the nine months ended June 30, 2013, was $267.0 million, an increase of $67.1 million or 33.5% compared to $200.0 million in the prior year period. The increase in the provision for bad debts is the result of increased uninsured volume, revenue and acuity levels. For the nine months ended June 30, 2013, self-pay admissions as a percentage of total admissions increased to 7.9%, compared to 7.7% in the prior year period. For the nine months ended June 30, 2013, excluding the prior year net impact of certain prior period Medicare related adjustments, our total uncompensated care as a percentage of total acute care revenue, which includes bad debts, charity care an uninsured discounts, increased to 23.9%, compared to 20.8% in the prior year period.

Net adjustments to estimated third-party payor settlements, also known as prior year contractuals, resulted in an increase in total acute care revenue of $6.6 million and $14.3 million for the nine months ended June 30, 2013 and 2012, respectively. Net adjustments to estimated third-party payor settlements in the nine months ended June 30, 2012, includes the net impact of certain prior period Medicare related adjustments totaling $9.7 million.

Salaries and benefits — Salaries and benefits expense for the nine months ended June 30, 2013, was $652.7 million, compared to $593.7 million in the prior year period. Excluding the prior year net impact of certain prior period Medicare related adjustments, salaries and benefits expense as a percentage of total acute care revenue for the nine months ended June 30, 2013, increased to 47.5%, compared to 45.3% in the prior year period. The expansion of our employed physician base in recent periods, which requires additional investments in labor and practice related costs, including infrastructure and physician support staff, has contributed 1.4% of this increase. Contract labor costs for the nine months ended June 30, 2013, increased 0.6% when compared to the prior year period. Additionally, we have incurred increased costs associated with our recent acquisitions and investments in other access points of care.

Supplies — Supplies expense for the nine months ended June 30, 2013, was $240.6 million, compared to $226.9 million in the prior year period. Excluding the prior year net impact of certain prior period Medicare related adjustments, supplies expense as a percentage of total acute care revenue for the nine months ended June 30, 2013, increased to 17.5%, compared to 17.3% in the prior year period.

Other operating expenses — Other operating expenses for the nine months ended June 30, 2013, were $292.5 million, compared to $300.7 million in the prior year period. Excluding the prior year net impact of certain prior period Medicare related adjustments, other operating expenses as a percentage of total acute care revenue for the nine months ended June 30, 2013, decreased to 21.3%, compared to 22.9% in the prior year period. This decline is primarily due to a reduction in professional fees associated with our supplemental Medicaid reimbursement programs in Texas.

Medicare and Medicaid EHR incentives — Medicare and Medicaid EHR incentives for the nine months ended June 30, 2013, totaled $11.2 million, compared to $8.0 million in the prior year period. The increase in our Medicare and Medicaid EHR incentives is due to the timing of EHR implementation and meeting meaningful use requirements by our facilities.

Rentals and leases — Rentals and leases expense for the nine months ended June 30, 2013, was $39.4 million, compared to $33.0 million in the prior year period. Excluding the prior year net impact of certain prior period Medicare related adjustments, rentals and leases expense as a percentage of total acute care revenue for the nine months ended June 30, 2013, increased to 2.9%, compared to 2.5% in the prior year period. The increase in rentals and leases expense is primarily associated with additional real estate leases supporting our physician operations, along with our new St. Joseph campus in the Heights.

Health Choice

The following table and discussion sets forth, for the periods presented, the results of our Health Choice operations expressed in dollar terms and as a percentage of premium revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended		Quarter Ended		Nine Months Ended		Nine Months Ended
	June 30, 2013		June 30, 2012		June 30, 2013		June 30, 2012
($ in thousands):	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Premium revenue
Premium revenue	$139,804	100.0%	$142,323	100.0%	$422,059	100.0%	$430,229	100.0%
Costs and expenses
Salaries and benefits	6,090	4.4%	5,363	3.8%	17,620	4.2%	16,447	3.8%
Supplies	40	0.0%	72	0.1%	142	0.0%	185	0.0%
Medical claims (1)	118,580	84.8%	118,130	83.0%	353,890	83.8%	354,503	82.4%
Other operating expenses	5,993	4.3%	5,255	3.7%	17,499	4.1%	17,102	4.0%
Rentals and leases	395	0.3%	350	0.2%	1,192	0.3%	1,131	0.3%
Depreciation and amortization	1,029	0.7%	876	0.6%	3,096	0.8%	2,676	0.6%

Total costs and expenses	132,127	94.5%	130,046	91.4%	393,439	93.2%	392,044	91.1%

Earnings before income taxes	$7,677	5.5%	$12,277	8.6%	$28,620	6.8%	$38,185	8.9%

(1)	Medical claims paid to our hospitals of $1.9 million and $1.8 million for the quarters ended June 30, 2013 and 2012, respectively, and $5.3 million and $5.2 million for the nine months ended June 30, 2013 and 2012, respectively, are eliminated in our consolidated results.

Quarters Ended June 30, 2013 and 2012

Premium revenue — Premium revenue was $139.8 million for the quarter ended June 30, 2013, a decrease of $2.5 million or 1.8% compared to $142.3 million in the prior year quarter. Member months declined 2.1% in the quarter ended June 30, 2013, compared to the prior year quarter. The decline in member months is primarily impacted by the state of Arizona’s efforts to reduce Medicaid enrollment, particularly related to childless adults.

Medical claims — Prior to eliminations, medical claims expense was $118.6 million for the quarter ended June 30, 2013, compared to $118.1 million in the prior year quarter. Medical claims expense as a percentage of premium revenue was 84.8% for the quarter ended June 30, 2013, compared to 83.0% in the prior year quarter. The increase in medical claims expense as a percentage of premium revenue is primarily due to increased costs and utilization that impacted the quarter ended June 30, 2013.

Nine Months Ended June 30, 2013 and 2012

Premium revenue — Premium revenue was $422.1 million for the nine months ended June 30, 2013, a decrease of $8.2 million or 1.9% compared to $430.2 million in the prior year period. Member months declined 4.2% in the nine months ended June 30, 2013, compared to the prior year period. The decline in member months is primarily impacted by the state of Arizona’s efforts to reduce Medicaid enrollment, particularly related to childless adults.

Medical claims — Prior to eliminations, medical claims expense was $353.9 million for the nine months ended June 30, 2013, compared to $354.5 million in the prior year period. Medical claims expense as a percentage of premium revenue was 83.8% for the nine months ended June 30, 2013, compared to 82.4% in the prior year period. The increase in medical claims expense as a percentage of premium revenue is primarily due to changes in prior period development that have impacted both the current and prior year periods, and increased costs and utilization that impacted the nine months ended June 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Overview of Cash Flow Activities for the Nine Months Ended June 30, 2013 and 2012

Our cash flows are summarized as follows (in thousands):

	Nine Months Ended Ended June 30,
	2013	2012
Cash flows from operating activities	$10,193	$18,815
Cash flows from investing activities	$(79,769)	$(82,900)
Cash flows from financing activities	$38,550	$(18,875)

Operating Activities

Operating cash flows decreased $8.6 million for the nine months ended June 30, 2013, compared to the prior year period. Our operating cash flows for the nine months ended June 30, 2013, have been impacted by delays in Medicaid supplemental reimbursement in Texas, specifically related to amounts earned in fiscal year 2013 under the programs for disproportionate share payments totaling $21.4 million and the state’s new uncompensated care waiver pool totaling $42.8 million. Additionally, our working capital has also been impacted by the continued delays in accounts receivable collections resulting from the expansion of managed Medicaid in certain of the states in which we operate, particularly in Texas.

At June 30, 2013, excluding the impact of assets and liabilities held for sale, we had $301.6 million in net working capital, compared to $241.0 million at September 30, 2012. Net accounts receivable increased $26.8 million to $383.4 million at June 30, 2013, from $356.6 million at September 30, 2012. Our days revenue in accounts receivable at June 30, 2013, were 59, compared to 59 at September 30, 2012 and 57 at June 30, 2012.

Investing Activities

Cash flows used in investing decreased $3.1 million for the nine months ended June 30, 2013, compared to the prior year period. The decrease is comprised primarily of a decrease in capital expenditures of $1.9 million.

Financing Activities

Cash flows provided by financing activities increased $57.4 million to $38.6 million for the nine months ended June 30, 2013, compared to cash used in financing activities of $18.9 million in the prior year period. The increase is due to $55.0 million of borrowings outstanding under our senior secured revolving credit facility at June 30, 2013.

Capital Resources

As of June 30, 2013, we had the following debt arrangements:

•	$1.325 billion senior secured credit facilities; and

•	$850.0 million in 8.375% senior notes due 2019.

At June 30, 2013, amounts outstanding under the Company’s senior secured credit facilities consisted of a $1.002 billion term loan and $55.0 million under the revolving credit facility. In addition, we had $64.9 million in letters of credit outstanding under the revolving credit facility. The weighted average interest rate of outstanding borrowings under the senior secured credit facilities were 4.5% and 4.8% for the quarter and nine months ended June 30, 2013, respectively.

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

Capital Expenditures

We plan to finance our proposed capital expenditures with cash generated from operations, borrowings under our Senior Secured Credit Facilities and other capital sources that may become available. We expect our capital expenditures for fiscal 2013 to be $105.0 million to $110.0 million, including the following significant expenditures:

•	$35.0 million for growth and new business projects;

•	$35.0 million to $40.0 million in replacement or maintenance related projects at our hospitals; and

•	$35.0 million in hardware and software costs related to information systems projects, including healthcare IT stimulus initiatives.

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

Including available cash at June 30, 2013, we have available liquidity as follows (in millions):

Cash and cash equivalents	$17.9
Available capacity under our senior secured revolving credit facility	180.1

Net available liquidity at June 30, 2013	$198.0

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

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. At June 30, 2013, the following components of our Senior Secured Credit Facilities bear interest at variable rates at specified margins above either the agent bank’s alternate base rate or the LIBOR rate: (i) a $1.025 billion, seven-year term loan; and (ii) a $300.0 million, five-year revolving credit facility. As of June 30, 2013, we had outstanding variable rate debt of $1.057 billion.

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

Evaluations of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our principal executive officer and principal accounting officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2013. Based on this evaluation, the principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In November 2010, the U.S. Department of Justice (“DOJ”) sent a letter to IAS requesting a 12-month tolling agreement in connection with an investigation into Medicare claims submitted by our hospitals in connection with the implantation of implantable cardioverter defibrillators (“ICDs”) during the period 2003 to the present. At that time, neither the precise number of procedures, number of claims, nor the hospitals involved were identified by the DOJ. The Company understands that the government is conducting a national initiative with respect to ICD procedures involving a number of healthcare providers and is seeking information in order to determine if ICD implantation procedures were performed in accordance with Medicare coverage requirements. On January 11, 2011, IAS entered into the tolling agreement with the DOJ and, subsequently, the DOJ has provided IAS with a list of 194 procedures involving ICDs at 14 hospitals which are the subject of further medical necessity review by the DOJ. We are cooperating fully with the government and, to date, the DOJ has not asserted any claim against our hospitals. We believes that 125 of these procedure claims were properly documented for medical necessity and billed appropriately. On June 29, 2013, our outside counsel submitted to the DOJ summary justifications and supporting evidence relating to the medical claims at four of our hospitals. We continue to search for and develop the documentary support for the remaining 69 of these cases that could have some likelihood of enforcement by the DOJ. If we are unable to place these claims in the no enforcement or lesser enforcement category, the government may require repayment, which could impose a multiplier. The government has not pressed IAS for its response, however, IAS will likely use its extensive training and compliance policies and awareness of the ICD national coverage determination to demonstrate intent to comply with Medicare’s coverage guidelines and commitment to compliance with federal and state authority. In April 2013, the government proposed to extend the tolling agreement through September 2013, which has been accepted by IAS. IAS will continue to use the tolling period to locate additional medical records for the 69 records potentially falling within a potential enforcement category, in an attempt to provide documentation to the DOJ of the medical necessity of the procedures. At this time, additional analysis is being completed and, based on information available to date, we are unable to quantify an estimate for any potential repayment obligation related to this ICD investigation.

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

IASIS HEALTHCARE LLC

Date: August 14, 2013	By:	/s/ John M. Doyle
John M. Doyle Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from our quarterly report on Form 10-Q for the quarter and nine months ended June 30, 2013, filed with the SEC on August 14, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated balance sheets at June 30, 2013 and September 30, 2012, (ii) the condensed consolidated statements of operations for the quarters and nine months ended June 30, 2013 and 2012, (iii) the condensed consolidated statements of comprehensive income for the quarters and nine months ended June 30, 2013 and 2012, (iv) the condensed consolidated statement of equity for the nine months ended June 30, 2013, (v) the condensed consolidated statements of cash flows for the nine months ended June 30, 2013 and 2012, and (vi) the notes to the condensed consolidated financial statements. (1)

(1)	The XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.