Form 10-K
period 2013-09-30
IASIS Healthcare LLC
filed 2013-12-20
CIK 1294632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒

(Note: As a voluntary filer not subject to the filing requirements of Sections 13 or 15(d) of the Exchange Act, the registrant has filed all reports pursuant to Section 13 or 15(d) of the Exchange Act during the preceding 12 months as if it were subject to such filing requirements.)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

As of December 20, 2013, 100% of the registrant’s common interests outstanding (all of which are privately owned and are not traded on any public market) were owned by IASIS Healthcare Corporation, its sole member.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CERTAIN TERMS

In this Annual Report on Form 10-K (this “Report”), unless indicated or the context requires otherwise, the terms “we,” “us,” “our,” the “Company” or “our company” refers to IASIS Healthcare LLC and its consolidated subsidiaries (“IASIS”). Our parent company, IASIS Healthcare Corporation (“IAS”), is our sole member.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this Report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements provide our current expectations or forecasts of future events and are not statements of historical fact. These forward-looking statements include information about possible or assumed future events, including, among other things, discussion and analysis of our future financial condition, results of operations and funds from operations, our strategic plans and objectives, cost management, liquidity and ability to repay or refinance our indebtedness as it matures, anticipated capital expenditures (and access to capital) required to complete projects, and other matters. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and/or could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Forward-looking statements involve inherent uncertainty and may ultimately prove to be incorrect or false. You are cautioned to not place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to:

•	the impact of our indebtedness and the ability to repay or to refinance such indebtedness on acceptable terms;

•	the effects related to the enactment and implementation of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, the possible enactment of additional federal or state healthcare reforms and possible changes to such laws and other federal, state or local laws or regulations affecting the healthcare industry;

•	the effects related to the enactment and implementation of the Budget Control Act of 2011 and the outcome of negotiations and legislation related to the Act’s mandated spending reductions, which include cuts to Medicare payments;

•	increases in the amount and risk of collectability of uninsured accounts and deductibles and copayment amounts for insured accounts;

•	the ability to achieve operating and financial targets, and attain expected levels of patient volumes and control the costs of providing services;

•	possible changes in the Medicare, Medicaid and other state programs, including Medicaid upper payment limit programs or waiver programs, that may impact reimbursements to healthcare providers and insurers;

•	the highly competitive nature of the health care business;

•	changes in service mix, revenue mix and surgical volumes, including potential declines in the population covered under managed care agreements, the ability to enter into and renew managed care provider agreements on acceptable terms and the impact of consumer driven health plans and physician utilization trends and practices;

•	the efforts of insurers, healthcare providers and others to contain healthcare costs;

•	the outcome of our continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures;

•	increases in wages and the ability to attract and retain qualified management and personnel, including affiliated physicians, nurses and medical and technical support personnel;

•	the availability and terms of capital to fund the expansion of our business and improvements to our existing facilities;

i

•	changes in accounting practices;

•	changes in general economic conditions nationally and regionally in our markets;

•	future divestitures which may result in charges and possible impairments of long-lived assets;

•	changes in business strategy or development plans;

•	delays in receiving payments for services provided;

•	potential adverse impact of known and unknown government investigations, litigation and other claims that may be made against us;

•	our ongoing ability to demonstrate meaningful use of certified electronic health record technology and recognize income for the related Medicare or Medicaid incentive payments; and

•	other risk factors described in this Report.

This list of risks and uncertainties, however, is only a summary of some of the most important factors and is not intended to be exhaustive. You should carefully review the risks described under “Item 1A. — Risk Factors” in this Report. New factors may also emerge from time to time that could materially and adversely affect us.

ii

iii

IASIS HEALTHCARE LLC

PART I

Item 1.	Business.

Company Overview

We are a leading provider of high quality, affordable healthcare services primarily in high-growth urban and suburban markets. As of September 30, 2013, we owned or leased 19 acute care hospital facilities and one behavioral health hospital facility with a total of 4,494 licensed beds, several outpatient service facilities and more than 160 physician clinics. On October 1, 2013, we sold our Florida operations, which primarily included three hospitals in the Tampa-St. Petersburg area and all related physician operations. With respect to this disposition, any discussion in this Report regarding our current or future operations or strategies does not include, and will not reflect the impact of our former Florida operations. Accordingly, as of the date of this Report, we own or lease 16 acute care hospital facilities and one behavioral health hospital facility with a total of 3,803 licensed beds, several outpatient service facilities and more than 145 physician clinics.

We operate our hospitals with a strong community focus by offering and developing healthcare services targeted to the needs of the markets we serve, promoting strong relationships with physicians and working with local managed care plans. We currently operate in various regions, including:

•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	five cities in Texas, including Houston and San Antonio; and

•	West Monroe, Louisiana.

Our business consists of two operating segments: (1) our acute care segment comprised of our hospitals, outpatient service facilities and physician clinics and (2) our Health Choice segment. The financial information for our reportable operating segments is presented in both Footnote 17 (Segment and Geographic Information) to our audited, consolidated financial statements included under “Item 8. – Financial Statements and Supplementary Data” and in the Results of Operations Summary section included under “Item 7. – Management Discussion and Analysis of Financial Condition and Results of Operations” of this Report.

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

We also own and operate Health Choice Arizona, Inc. (“Health Choice” or the “Plan”), a provider-owned, managed care organization and insurer, headquartered in Phoenix that served more than 179,000 members in Arizona and Utah as of September 30, 2013.

For the year ended September 30, 2013, we generated net revenue of approximately $2.4 billion, of which 76.3%, or approximately $1.8 billion, was derived from our acute care segment and 23.7%, or approximately $564 million, was derived from our Health Choice segment.

Our principal executive offices are located at Dover Centre, 117 Seaboard Lane, Building E, Franklin, Tennessee, 37067, and our telephone number at that address is (615) 844-2747. Our Internet website address is www.iasishealthcare.com. Information contained on our website is not part of this Annual Report on Form 10-K.

Industry Overview and Trends

Growth of Healthcare Spending

According to the Centers for Medicare & Medicaid Services (“CMS”), United States (“U.S.”) healthcare expenditures were $2.7 trillion in 2011. CMS projects that total U.S. healthcare expenditures are expected to grow by 4.2% in 2012, 3.8% in 2013, 7.4% in 2014 and by an average of 6.2% annually from 2015 to 2021. As a result of this growth, total U.S. healthcare expenditures are estimated to be $4.8 trillion, or 19.6% of the total U.S. gross domestic product by 2021. The hospital services sector represents the single largest category of healthcare spending at $848.9 billion in 2011. CMS expects continued increases in hospital services based on the aging of the U.S. population, advances in medical procedures, expansion of health coverage, increasing consumer demand for expanded medical services and increased prevalence of chronic conditions such as diabetes, heart disease and obesity. CMS estimates that hospital care expenditures will increase to approximately $1.5 trillion by 2021.

According to the U.S Census Bureau, the U.S. population includes 41.4 million Americans age 65 or older, which represents 13.3% of the total population. By 2030, the number of Americans age 65 or older is expected to increase to 88.5 million, or 19.0% of the total population.

Changes in the Delivery and Reimbursement of Healthcare Services

We believe the U.S. healthcare system and the demand for healthcare services are evolving in ways that favor larger-scale, cost-effective and more integrated healthcare delivery systems in certain markets, with a greater focus on population health management. Specifically, we believe that as governmental and private insurers seek to control healthcare costs and increase quality of care, a number of payment methodologies and reimbursement trends, such as bundled payments and shared savings, will continue to gain in importance. These will include, we believe, the continued growth of value-based payment methodologies tied to both quality and coordination of care, with incentives paid for the implementation of integrated electronic health records (“EHR”) technology and other programs that promote clinical integration and coordination of care, as well as movement toward risk-based arrangements, including the use of capitated rates. We also believe that patient-centered medical home reimbursement models, in which a primary care or specialty physician serves as care coordinator, will grow in prominence in certain markets. With our investment in information technology, capital resources, focus on physician alignment strategies and managed care expertise, including both provider based expertise and expertise associated with our managed care business at Health Choice, we believe our company is well-positioned to capitalize on these trends.

The Impact of Health Reform

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”) changes how healthcare services are covered, delivered, and reimbursed. The law seeks to expand coverage of previously uninsured individuals, largely through expansion of Medicaid coverage and establishment of insurance exchanges (“Exchanges”) where individuals may purchase coverage. The Health Reform Law also contains an “individual mandate” that imposes financial penalties on individuals who fail to carry insurance coverage and employers that do not provide health insurance coverage. In addition, the Health Reform Law reforms certain aspects of health insurance, reduces government reimbursement rates, expands existing efforts to tie Medicare and Medicaid payments to performance and quality, places restrictions on physician-owned hospitals and contains provisions intended to strengthen fraud and abuse enforcement.

The most significant provisions of the Health Reform Law that seek to decrease the number of uninsured individuals mostly will become effective January 1, 2014. However, the employer mandate which requires companies with 50 or more employees to provide health insurance or pay fines, as well as insurer reporting requirements, has been delayed until January 1, 2015. In addition, the federal online Exchange has experienced significant technical issues that have negatively impacted the ability of individuals to enroll in Medicaid and to purchase health insurance. These technical issues, especially if not corrected in a timely manner, could lead to the federal government delaying the individual mandate tax penalties past the current March 31, 2014 deadline, further delays in uninsured individuals obtaining health insurance and an increase in the number of individuals who choose to pay the tax mandates rather than to purchase health insurance. Furthermore, states may choose, without losing existing federal Medicaid funding, not to implement the Medicaid expansion provisions of the Health Reform Law and in those states the penalty for not carrying insurance will be waived for low-income residents. A number of state governors and legislatures, including Texas and Louisiana, have chosen not to participate in the expanded Medicaid program at this time; however, these states could choose to implement the expansion at a later date. While some states have currently chosen not to participate, some states such as Arizona have approved the expansion of its Medicaid program effective January 1, 2014, which is anticipated to increase its Medicaid enrollment by approximately 370,000 people over the coming years. Additionally, other states, such as Arkansas, have chosen to participate or are considering participating through “private option” programs that would provide funds to low-income individuals to purchase private insurance. These “private option” programs are subject to federal approval.

Because of the many variables involved, including the law’s complexity, the lack of implementing regulations or interpretive guidance, gradual and partially delayed implementation, possible amendment, repeal or further implementation delays, uncertainty regarding the success of Exchanges in enrolling uninsured individuals, possible reductions in funding by the U.S. Congress (“Congress”) and future reductions in Medicare and Medicaid reimbursement, the impact of the Health Reform Law, including how individuals and businesses will respond to the new choices and obligations under the law, is not yet fully known. We believe, however, that trends toward pay-for-performance reimbursement models focused on quality and cost control, which are encouraged by the Health Reform Law, are taking hold among private health insurers and will continue to do so.

Budget Control Act and Sequestration

The Budget Control Act of 2011 (the “BCA”) increased the nation’s borrowing authority and takes steps to reduce federal spending and the deficit. The deficit reduction portion of the BCA imposes caps, which began in federal fiscal year 2012, that reduce discretionary spending by more than $900 billion over ten years. The BCA also requires automatic spending reductions of $1.2 trillion for federal fiscal years 2013 through 2021, minus any deficit reductions enacted by Congress and debt service costs. These automatic spending reductions are commonly referred to as “sequestration.” The spending reductions are split evenly between defense and non-defense discretionary spending, although certain programs (including Medicaid and Children’s Health Insurance Programs (“CHIP”)), are exempt from these automatic spending reductions, and Medicare expenditures cannot be reduced by more than two percent. Sequestration began on March 1, 2013, with CMS imposing a two percent reduction on Medicare claims on April 1, 2013. We are unable to predict what other deficit reduction initiatives may be proposed by the President or the Congress or whether the President and the Congress will restructure or suspend sequestration. It is possible that changes in the law to end or restructure sequestration will result in greater spending reductions than currently required by the BCA.

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

Beginning in federal fiscal year 2013, the Department of Health and Human Services (the “Department”) reduced inpatient hospital payments for all discharges by a percentage specified by statute and pools the total amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards established by the Department. Under the value-based purchasing program, CMS will distribute an estimated $963 million to hospitals based on their overall performance on a set of certain quality measures. For payments in federal fiscal year 2013, hospitals were scored based on a weighted average of patient experience scores using the Hospital Consumer Assessment of Healthcare Providers and Systems survey and 12 clinical process-of-care measures. CMS adopted 17 clinical process-of-care measures by which hospitals will be scored for payments in federal fiscal year 2014 and has also announced the 19 measures for federal fiscal year 2015. CMS scores each hospital based on achievement (relative to other hospitals) and improvement ranges (relative to the hospital’s own past performance) for each applicable measure. Because the Health Reform Law provides that the pool will be fully distributed, hospitals that meet or exceed the quality performance standards set by the Department will receive greater reimbursement under the value-based purchasing program than they would have otherwise. On the other hand, hospitals that do not achieve the necessary quality performance will receive reduced Medicare inpatient hospital payments.

In addition, the Health Reform Law contains a number of other provisions that further tie reimbursement to quality and efficiency. For example, hospitals that have “excess readmissions” for specified conditions will receive reduced reimbursement. Medicare also no longer pays hospitals additional amounts for the treatment of certain hospital-acquired conditions, also known as hospital-acquired conditions (“HACs”), unless the conditions were present at admission. Further, beginning in federal fiscal year 2015, hospitals that rank in the worst 25% of all hospitals nationally for HACs in the previous year will receive a 1% reduction in their total Medicare payments. The Health Reform Law also prohibits the use of federal funds under the Medicaid program to reimburse providers for treating certain provider-preventable conditions. CMS implemented this prohibition for services with dates beginning July 1, 2012. Each state Medicaid program must deny payments to providers for the treatment of healthcare-acquired conditions and provider-preventable conditions designated by CMS as well as any other provider-preventable conditions designated by the state.

In addition, managed care organizations are implementing programs that condition payment on performance against specified measures. The quality measurement criteria used by managed care and commercial payors may be similar to or even more stringent than Medicare requirements.

As we expect these trends towards value-based purchasing of healthcare services by Medicare and other payors to continue, we believe that our position as a high-quality, low cost provider in certain of our markets will prove beneficial as we continue to move towards a quality and value-based reimbursement system. Because of these trends, if we are unable to meet or exceed quality of care standards in our facilities, our operating results could be significantly impacted in the future.

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

Texas

The Texas legislature and the Texas Health and Human Services Commission (“THHSC”) recommended expanding Medicaid managed care enrollment in the state, and in December 2011, CMS approved a five-year Medicaid waiver that: (1) allows Texas to expand its Medicaid managed care program while preserving hospital funding; (2) provides incentive payments for improvements in healthcare delivery; and (3) directs more funding to hospitals that serve large numbers of uninsured patients. Certain of our acute care hospitals currently receive supplemental Medicaid reimbursement, including reimbursement from programs for participating private hospitals that enter into indigent care affiliation agreements with public hospitals or county governments in the state of Texas. Under the CMS-approved programs, affiliated hospitals, including our Texas hospitals, have expanded the community healthcare safety net by providing indigent healthcare services. Revenue recognized under these Texas private supplemental Medicaid reimbursement programs for the year ended September 30, 2013, was $68.7 million compared to $87.5 million in the prior year. Under the Medicaid waiver, which will change the funding structure of Texas’ current supplemental Medicaid reimbursement programs, funds will be distributed to participating hospitals based upon both the costs associated with providing care to individuals without third party coverage and the investment made to support coordinating care and quality improvements that transform the local communities’ care delivery systems. The responsibility to coordinate and develop plans that address the concerns of the local delivery care systems, including improved access, quality, cost effectiveness and coordination will be controlled primarily by government-owned public hospitals that serve the surrounding geographic areas. Along with delays in funding for the state’s Medicaid supplemental reimbursement programs, the expansion of the managed Medicaid program has also resulted in delays in processing and payment of related patient accounts receivable by many of the managed care payors. As of September 30, 2013, we had $66.8 million in receivables due to our Texas hospitals in connection with the supplemental reimbursement programs, including amounts due under the Texas Medicaid Disproportionate Share Hospital program (“Texas Medicaid DSH”).

The THHSC has released proposed rules to change the Texas Medicaid DSH methodology for the state’s fiscal year 2014 and 2015. While changes to the Texas Medicaid DSH methodology have been proposed, details regarding its computation for the state’s upcoming fiscal year have not yet been finalized. Because deliberations regarding the Texas Medicaid DSH program are ongoing, we are unable to estimate the financial impact, if any, that proposed program changes may have on our results of operations. Texas has appropriated $160.0 million for fiscal year 2014 and $140.0 million for fiscal year 2015 to stabilize and improve the Texas Medicaid DSH program, including providing rate adjustments to recognize improvements in quality of patient care, the most appropriate use of care, and patient outcomes. These appropriations provide that the funding is contingent on “measurable progress” by THHSC toward a long-term plan. Funds appropriated for in 2015 may not be spent before the plan is finalized.

During the year ended September 30, 2013, we recognized $30.1 million in Texas Medicaid DSH revenues compared to $24.7 million in the prior year.

Arizona

Beginning in July 2011, in an effort to control its budgeted expenditures and balance its budget, the state of Arizona implemented a plan to reduce its eligible Medicaid beneficiaries. This plan has resulted in a reduction of approximately 7.0% of the total Medicaid enrollment in the state, which included approximately 141,000 childless adults. Since implementation of this plan by the state of Arizona, Health Choice has experienced a significant decline in its enrollees, premium revenue and earnings. While Health Choice’s enrollment has continued to decline, the rate of decline has moderated compared to the prior year. Additionally, on June 17, 2013, the governor of Arizona signed into law the expansion of its Medicaid program under the Health Reform Law, which includes increased eligibility for adults, children and pregnant women, and the restoration of eligibility to childless adults that was previously eliminated. The expansion of the state’s Medicaid program under the Health Reform Law could potentially result in the addition of approximately 370,000 people to its Medicaid rolls. The law is scheduled to go into effect January 1, 2014.

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

Starting January 1, 2014, we expect uninsured volumes to begin decreasing due to the impact of the Health Reform Law, which includes the implementation of Exchanges and the expansion of Medicaid programs in certain of the states in which we operate. However, states may opt not to implement the expansion. A number of state governors and legislatures, including in Texas and Louisiana, have chosen not to participate in the expanded Medicaid program at this time; however, these states could choose to implement the expansion at a later date.

The percentages of our insured and uninsured net hospital receivables are summarized as follows:

	September 30, 2013	September 30, 2012
Insured receivables	77.2%	72.5%
Uninsured receivables	22.8%	27.5%

Total	100.0%	100.0%

The percentages of hospital receivables in summarized aging categories are as follows:

	September 30, 2013	September 30, 2012
0 to 90 days	61.0%	63.4%
91 to 180 days	20.7%	19.2%
Over 180 days	18.3%	17.4%

Total	100.0%	100.0%

Business Strategy

We seek to provide high-quality, cost-effective healthcare services to the communities we serve, while positioning our company for long-term growth and re-investment opportunities in a very dynamic healthcare environment. In order to achieve these objectives, we are focusing on the following key components of our business strategy:

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

Provide High-Quality Services. High-quality services, including patient safety, patient satisfaction and clinical quality, drive our facilities’ success. With the evolution of the U.S. healthcare system emphasizing population health management, we believe the achievement of high-quality care results in patient loyalty and long-term revenue growth and profitability. Our quality-of-care strategies include enhancing the patient care experience by:

•	attracting and retaining high-quality, compassionate healthcare professionals;

•	monitoring and tracking clinical performance and patient safety for numerous purposes, including the establishment of best practices;

•	utilizing our advanced clinical information system, which provides timely key clinical care data, to enable our hospitals to enhance patient safety, reduce medical errors through bar coding and increase staff time available for direct patient care;

•	reducing readmission rates;

•	investing in our emergency rooms to improve patient flow, as well as quality and timeliness of care; and

•	utilizing our hospital medical management quality program to drive improvements in core clinical management and allocation of resources, as well as quality and safety of care.

Leverage Our Managed Care Expertise and Enhance Our Provider Networks to Improve Care and Payor Contracting Opportunities. We believe that the managed care expertise within Health Choice and our provider network development efforts have provided us with unique opportunities to improve care quality and participate competitively in the emerging value-based payment landscape. In recent years, we have increasingly sought to leverage in our acute care operations Health Choice’s deep medical management and provider networking experience. In particular, we have used Health Choice’s expertise to build provider networks in certain of our markets. These networks include our hospitals, our employed physicians and independent physicians and physician practice groups who are recruited into the networks by Health Choice. Health Choice and our acute care managed care contracting personnel help these networks monitor, coordinate and improve patient outcomes and the cost efficiency with which we deliver care.

This strategy, we believe, has improved our competitive position in an environment shifting toward value based payments and population health management. The Medicare and Medicaid programs, as well as commercial health insurers, are increasingly seeking to compensate healthcare providers based on quality outcomes and efficiency of care, rather than fixed fee schedules. These models include gain-sharing arrangements, various capitation models and other forms of risk-based compensation.

We believe that with increased patient care coordination, many physicians, hospitals and other providers can better manage a patient’s health in a cost efficient manner. This increased effort toward integrated care, bolstered by Health Choice’s patient care coordination experience, has enabled us to work with governmental and commercial payors on innovative reimbursement models, under which we can be rewarded financially for delivering high quality care in a cost-conscious manner in the future.

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

Invest in Technology to Improve Patient Care and Achieve Clinical Integration. We believe that investment in technology drives improvement in clinical outcomes and quality of patient care. Since our company’s inception, we have spent more than $345 million to equip our hospitals with cutting-edge clinical and health information technology. Our strategy of investing in technology includes:

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

We recently raised significant capital through both the sale of our Florida operations and a sale leaseback transaction associated with the real estate at three of our existing hospitals. We currently have this capital available to fund in-market and new-market development opportunities.

Focus on Managed Care Relationships. We are focused on maintaining market-based relationships with managed care payors. We believe that our managed care relationships benefit from the geographic coverage of our hospitals in certain of our markets, our commitment to providing high-quality services and our expanding physician networks. As discussed above, we believe that the managed care and networking expertise of our Health Choice personnel represents a key strategic asset. We have leveraged this expertise in certain of our markets to organize physician networks and to structure managed care relationships between our hospitals and commercial payors. We believe that our expertise on both the hospital and payor side of the healthcare industry enables us to negotiate reasonable terms with existing managed care plans and to enter into new contracts, as well as to provide a platform to develop patient-centered medical homes. Our relationships with managed care payors and demonstrated ability to be a low cost and high quality provider in our markets has allowed us to negotiate and execute new Exchange contracts at rates which are consistent with our existing reimbursement rates with such payors. We believe that patient-centered care and reimbursement models will continue to grow in importance throughout the healthcare industry.

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

We continue our physician alignment strategies and have leveraged Health Choice’s managed care expertise and physician relationships to establish provider networks that include employed and independent physicians and our local facilities. We believe the formation of these provider networks and similar initiatives position our hospitals for value based and risk sharing reimbursement arrangements.

Health Choice has positioned itself to increase the number of covered lives under its managed Medicaid plans and related products in Arizona and Utah. In Arizona, Health Choice won a new managed Medicaid contract effective October 1, 2013 and has begun offering policies on the state of Arizona’s health insurance exchange, following the launch of its Utah managed Medicaid plan in 2012. These initiatives, along with the prospects of Medicaid expansion in Arizona, are expected to result in increased enrollment and premium revenue at Health Choice. Further, Health Choice’s growth is expected to provide opportunities for further engagement with physicians in Arizona and Utah, as Health Choice expands its provider networks and builds commercial managed care networks with its providers.

Although we expect our business strategy may increase our patient volumes and reimbursement and allow us to control costs, certain risk factors could offset those increases to our net revenue and profitability. Please see Item 1A., “Risk Factors” for a discussion of risk factors affecting our business.

Our Hospital Markets

The following includes a discussion of the acute care operations for certain of our markets. It does not include a discussion of the Tampa-St. Petersburg, Florida market, which we sold on October 1, 2013.

Salt Lake City, Utah

We operate four acute care hospital facilities with a total of 705 licensed beds in the Salt Lake City area, which has consistently been a very competitive environment. We believe that our hospitals in this market benefit from attractive locations, participate in a more favorable reimbursement environment relative to other markets and possess significant opportunity to capture additional market share. For the year ended September 30, 2013, exclusive of Health Choice, we generated 24.1% of our total acute care revenue in this market.

Our Salt Lake market strategy focuses on high-quality patient care, disciplined capital deployment and the expansion of our footprint by developing a more extensive network of services, including a comprehensive physician employment strategy and development of outpatient services and other patient access points around our hospitals. In recent years, we completed various capital investments, including the acquisition of a surgery center and a number of emergency room and bed capacity expansions, at Jordan Valley Medical Center, Davis Hospital and Medical Center (“Davis”) and Salt Lake Regional Medical Center. In June 2013, we opened a free-standing emergency department and medical office building in Roy, Utah, which has increased the emergency, primary care and specialty capacity of Davis. Additionally, we continue to focus on recruiting highly qualified specialist and primary care physicians to the Physician Group of Utah, our Salt Lake area physician association, as well as improving the clinical integration among our facilities and employed physicians using our company’s information technology. We are also pursuing physician alignment through professional services arrangements, network development and other avenues. We believe these physician alignment and integration efforts are laying the foundation for a high-quality, integrated Salt Lake area healthcare delivery network.

We have also deployed our Health Choice business in Utah. During recent years, Health Choice has launched a managed Medicaid plan in Utah. In conjunction with this, Health Choice handled the development of a provider network that enhances our abilities to coordinate care and contract with payors.

Texas

We operate five acute care hospital facilities with a total of 1,943 licensed beds that serve the areas of Houston, San Antonio, Odessa, Texarkana and Port Arthur, Texas. For the year ended September 30, 2013, we generated 41.5% of our total acute care revenue in this market.

Our strategic focus, throughout our Texas market, centers on integration of our hospitals and physician operations developing a more extensive network of primary care physicians, including the expansion of our physician employment strategy, extending the reach of our outpatient business, including both surgical and imaging services, and continuing to expand profitable product lines within our higher acuity service lines, including neurosurgery, cardiology and cardio-thoracic services and neonatology.

In recent years, our presence in Texas has increased through the acquisition of St. Joseph Medical Center (“St. Joseph”) in downtown Houston, Texas and Wadley Regional Medical Center (“Wadley”) in Texarkana, Texas. Since the acquisition of these hospitals, we have made strategic investments in various physician alignment and integration opportunities focused on expanding profitable service lines such as cardiology. Also, in the most recent two fiscal years, we have expanded the geographic footprints of St. Joseph and Wadley through additional access point strategies. In November 2012, we opened a St. Joseph campus in the growing Heights area of Houston. A few months prior to that, we acquired Medical Park Hospital in Hope, Arkansas, about 30 miles from Wadley, which now operates as Wadley Regional Medical Center – Hope.

Phoenix, Arizona

We operate three acute care hospital facilities and one behavioral health hospital facility with a total of 615 licensed beds in the Phoenix area. We have made strategic investments in this market, which have focused on capturing market share through expansion of various service lines and bed capacity. For the year ended September 30, 2013, exclusive of Health Choice, we generated 19.8% of our total acute care revenue in this market.

We are pursuing a physician alignment and access point strategy in our Arizona market that focuses on enhancing our physician specialty and emergency room coverage to allow our hospitals to more effectively meet community needs. We continue to grow our employed physician base in the Phoenix area and have leveraged Health Choice’s expertise to establish a provider network that includes employed and independent physicians and our local facilities. We believe that by developing a strong, high performance provider network, increasing our patient access points and deploying our information technology to provider participants, we can position our hospitals for value based contracting for Medicare and managed care lives.

In 2013, we expanded our geropsychiatry services in the Phoenix market by adding beds for these services at both our St. Luke’s Medical Center and our Mountain Vista Medical Center.

In connection with the Health Reform Law, Arizona is expanding Medicaid coverage beginning January 1, 2014, which will include, among other things, the restoration of eligibility to childless adults who have been without coverage since 2011. This expanded coverage is expected to eventually provide relief for the uncompensated care costs our Arizona hospitals have incurred in recent years in connection with the continued provision of healthcare to these individuals.

West Monroe, Louisiana

We operate Glenwood Regional Medical Center (“Glenwood”) with a total of 277 licensed beds, in West Monroe, Louisiana, which we believe benefits from a strong market position, and opportunities for strategic growth of profitable product lines. For the year ended September 30, 2013, we generated 7.8% of our total acute care revenue in this market.

Since acquiring Glenwood in 2007, our focus on capital spending at this facility has included renovations and capacity expansion, with an emphasis on creating additional inpatient capacity with a recent 25 bed-expansion, growing the hospital’s cardiovascular program, expanding and renovating operating rooms and purchasing new diagnostic imaging equipment, automated laboratory systems and other equipment. We have also improved the facility’s hospitalist program, expanded emergency room coverage, re-opened the inpatient psychiatric program and acquired an imaging center. Glenwood also owns a majority ownership interest in Ouachita Community Hospital (“Ouachita”), a ten-bed surgical hospital located in West Monroe, which we believe this strategic acquisition has provided additional surgical capacity and allowed us to expand our market presence.

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

Our Properties

We operate 16 acute care hospital facilities and one behavioral health hospital facility. Each of our hospitals is included in the acute care segment of our business, as discussed in Footnote 17 (Segment and Geographic Information) to our audited, consolidated financial statements included under “Item 8. Financial Statements and Supplementary Data” of this Report. On October 1, 2013, we sold our Florida operations which included Memorial Hospital of Tampa, Palms of Pasadena Hospital and Town & Country Hospital. Thus, we own ten and lease six of our hospital facilities. Nine of our acute care hospitals have third-party investors. The following table contains information concerning our hospitals.

Hospitals	City	Licensed Beds
Utah
Davis Hospital and Medical Center (1)	Layton	225
Jordan Valley Medical Center (2)	West Jordan	183
Pioneer Valley Hospital (3)	West Valley City	139
Salt Lake Regional Medical Center (4)	Salt Lake City	158
Arizona
Mountain Vista Medical Center (5)	Mesa	178
St. Luke’s Medical Center (6)	Phoenix	226
St. Luke’s Behavioral Health Hospital	Phoenix	124
Tempe St. Luke’s Hospital (7)	Tempe	87
Texas
Odessa Regional Medical Center (8)	Odessa	230
Southwest General Hospital (9)	San Antonio	327
St. Joseph Medical Center (10)	Houston	792
The Medical Center of Southeast Texas (11)	Port Arthur	224
Wadley Regional Medical Center (12)	Texarkana	370
Louisiana
Glenwood Regional Medical Center (13)	West Monroe	277
Nevada
North Vista Hospital	Las Vegas	177
Arkansas
Wadley Regional Medical Center at Hope (14)	Hope	71
Colorado
Pikes Peak Regional Hospital (15)	Woodland Park	15

Total		3,803

(1)	Owned by a limited partnership in which we own a 96.2% interest; a “physician-owned hospital” as defined under 42 U.S.C. §1395nn.
(2)	On July 1, 2007, Jordan Valley Medical Center acquired Pioneer Valley Hospital, a wholly-owned subsidiary of IASIS. The combined entity is owned by a limited partnership in which we own a 95.7% interest; a “physician-owned hospital” as defined under 42 U.S.C. §1395nn.
(3)	A separate campus of Jordan Valley Medical Center, which is leased under an agreement that expires on September 30, 2028. We have options to extend the term of the lease, which includes two renewal options of five years each.
(4)	Owned by a limited partnership in which we own a 98.4% interest; a “physician-owned hospital” as defined under 42 U.S.C. §1395nn.
(5)	Mountain Vista Medical Center is leased under an agreement that expires on September 30, 2028, and includes two renewal options of five years each. The operations are owned by a limited partnership in which we own a 93.4% interest; a “physician-owned hospital” as defined under 42 U.S.C. §1395nn.
(6)	On September 28, 2007, St. Luke’s Medical Center acquired Tempe St. Luke’s Hospital, a wholly-owned subsidiary of IASIS.
(7)	A separate campus of St. Luke’s Medical Center.
(8)	Owned by a limited partnership in which we own an 88.4% interest; a “physician-owned hospital” as defined under 42 U.S.C. §1395nn.
(9)	Owned by a limited partnership in which we own a 94.0% interest; a “physician-owned hospital” as defined under 42 U.S.C. §1395nn.
(10)	Owned by a limited liability corporation in which we own a 79.6% interest; a “physician-owned hospital” as defined under 42 U.S.C. §1395nn.

(11)	The Medical Center of Southeast Texas is leased under an agreement that expires on September 30, 2028, and includes two renewal options of five years each. The operations are owned by a limited partnership in which we own an 88.2% interest; a “physician-owned hospital” as defined under 42 U.S.C. §1395nn.
(12)	Wadley is leased under an agreement that expires on March 31, 2017, with up to 51 automatic two year renewals periods. The operations are owned by a limited liability company in which we own a 72.7% interest; a “physician-owned hospital” as defined under 42 U.S.C. §1395nn.
(13)	Glenwood is leased under an agreement that expires on September 30, 2028, and includes two renewal options for a total of seven years. Includes Ouachita, a surgical hospital with 10 licensed beds.
(14)	Owned by Brim Healthcare of Texas, LLC, the same wholly-owned subsidiary of IASIS that owns Wadley.
(15)	Pikes Peak Regional Hospital is leased under an agreement that expires on September 11, 2017 and is subject to three five year renewal periods at our option.

We also operate and lease medical office buildings in conjunction with our hospitals. These office buildings are occupied primarily by physicians who practice at our hospitals.

Hospital Operations

At each of our hospitals, we have implemented policies and procedures to enhance patient safety and quality of care, and to improve the hospital’s operating and financial performance. A hospital’s local management team is generally comprised of a chief executive officer, chief financial officer and chief nursing officer. Local management teams, in consultation with our corporate staff, develop annual operating plans setting forth quality and patient satisfaction goals, revenue growth and operating profit strategies. These strategies can include the expansion of services offered by the hospital, market development to improve community access to care, the recruitment and employment of physicians, plans to enhance quality of care and improvements in operating efficiencies to reduce costs. We believe that the competence, skills and experience of the management team at each hospital is critical to the hospital’s successful execution of its operating plan. Our performance-based compensation program for each local management team is based upon the achievement of qualitative and quantitative goals set forth in the annual operating plan. Our hospital management teams are advised by boards of trustees that include members of hospital medical staffs, as well as community leaders. Each board of trustees establishes policies concerning medical, professional and ethical practices, monitors such practices and is responsible for ensuring that these practices conform to established standards.

Factors that affect demand for our services include:

•	local economic conditions;

•	the geographic location of our hospital facilities and their convenience for patients and physicians;

•	our participation in managed care programs, including new managed care contracts on the Exchange;

•	utilization management practices of managed care plans;

•	consolidation of managed care payors;

•	strategic investment and improvements in healthcare access points;

•	capital investment at our facilities;

•	the quality of our medical staff;

•	competition from other healthcare providers;

•	the size of and growth in the local population; and

•	improved treatment protocols as a result of advances in medical technology and pharmacology.

We believe that the ability of our hospitals to meet the healthcare needs of their communities is determined by the:

•	level of physician support;

•	availability of nurses and other healthcare professionals;

•	quality, skills and compassion of our employees;

•	scope, breadth and quality of our services; and

•	physical capacity and level of technological advancement at our facilities.

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

Competition

Our facilities and related businesses operate in competitive environments. A number of factors affect our competitive position, including:

•	the local economies in which we operate;

•	the level of tourism in our service areas;

•	our managed care contracting relationships;

•	the number, availability, quality and specialties of physicians, nurses and other healthcare professionals;

•	the scope, breadth and quality of services;

•	the reputation of our facilities and physicians;

•	growth in hospital capacity and healthcare access points in the markets we serve;

•	the physical condition of our facilities and medical equipment;

•	the location of our facilities and availability of physician office space;

•	federal and state restrictions on expansion, such as certificate of need restrictions in the Nevada market;

•	the availability of parking or proximity to public transportation;

•	accumulation, access and interpretation of publicly reported quality indicators;

•	growth in outpatient service providers;

•	the charges we can set for our services; and

•	the geographic coverage of our hospitals in the regions in which we operate.

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

Health Choice

Health Choice is a provider-owned, managed care organization and insurer headquartered in Phoenix, Arizona. Health Choice primarily contracts with state Medicaid programs in Arizona and Utah to provide specified health services to qualified Medicaid enrollees through contracted providers. Premium revenue is generated through capitated contracts whereby the Plan provides healthcare services to enrollees in exchange for fixed periodic payments, based upon negotiated per capita member rates, and certain supplemental payments from the state of Arizona’s Medicaid agency, the Arizona Health Care Cost Containment System (“AHCCCS”), the state of Utah’s Medicaid agency and CMS. All capitation payments received by Health Choice are recognized as revenue in the month that members are entitled to healthcare services.

On March 25, 2013, Health Choice was awarded a new contract by AHCCCS , which commenced on October 1, 2013. The new contract has an initial term of three years, and includes two one-year renewal options at the discretion of AHCCCS.

In 2013, Health Choice continued to lead our provider network development in Arizona, Utah and other markets. Effective October 1, 2013, Health Choice is offering insurance plans on the Arizona state insurance exchange through Health Choice Insurance Company, a wholly-owned subsidiary of Health Choice. This will enable us to enroll members that move between the Arizona state insurance exchange and Medicaid eligibility under AHCCCS.

In recent years, Health Choice has faced an increasingly challenging environment in Arizona due to state government budget pressures exacerbated by the sluggish economy. This environment has resulted in downward pressure on capitation rates paid by AHCCCS, implementation of profit caps and the tightening of Medicaid eligibility standards by the state of Arizona, resulting in less premium revenue and fewer covered lives at Health Choice.

While Health Choice’s enrollment continued to decline during the year ended September 30. 2013, the rate of decline has moderated and, with the award of a new contract covering certain new service areas and an altered competitive landscape following the state’s contract awards, we anticipate enrollment growth in our fiscal year 2014. Additionally, on June 17, 2013, the governor of Arizona signed into law the expansion of its Medicaid program under the Health Reform Law, which includes increased eligibility for adults, children and pregnant women, and the restoration of eligibility to childless adults that was previously eliminated. The expansion of the state’s Medicaid program under the Health Reform Law may result in the addition of approximately 370,000 people to its Medicaid rolls over the next few years. The law may face opposition from groups that are considering lawsuits to challenge the passage of the law. The law is scheduled to go into effect January 1, 2014. If additional changes to the Arizona Medicaid program are implemented in the future, our revenue and earnings could be significantly impacted.

AHCCCS has implemented a tiered profit sharing plan on managed Medicaid plans. These changes implemented by AHCCCS followed a movement in recent years by the agency to a risk-based or severity-adjusted payment methodology for all health plans, under which capitation rates for each health plan and geographic service area are adjusted annually based on the severity of treatment episodes experienced by each plan’s membership compared to the average over a specified 12-month period. These changes by AHCCCS place limits on Health Choice’s profitability.

We believe Health Choice represents one of our company’s key strategic assets. Its leadership team has considerable experience in population health management, physician relations and network development. Health Choice also deploys state of the art disease management and claims processing technology. In light of the current healthcare industry trends toward integrated delivery and clinical integration, we are bringing Health Choice’s expertise and technology to bear as part of the integrated delivery networks that we offer to health plans.

Health Choice is subject to state and federal laws and regulations, and CMS, AHCCCS and the state Medicaid agency in Utah have the right to audit Health Choice to determine the Plan’s compliance with such standards. Health Choice is required to file periodic reports demonstrating satisfaction of certain financial viability standards with CMS, the Utah Department of Insurance, the National Association of Insurance Commissioners, the state Medicaid agency in Utah and AHCCCS. Health Choice must provide its enrollees with certain mandated benefits and must meet certain quality assurance and improvement requirements. Health Choice must also comply with the electronic transactions regulations and privacy and security standards of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”).

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

The following table provides the sources of our hospitals’ gross patient revenue by payor before discounts, contractual adjustments and the provision for bad debts:

	Year Ended September 30,
	2013	2012	2011
Medicare	28.3%	30.8%	29.2%
Managed Medicare	14.4	13.0	12.0
Medicaid and managed Medicaid	20.9	19.9	23.2
Managed care	29.3	30.2	30.1
Self-pay	7.1	6.1	5.5

Total	100.0%	100.0%	100.0%

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

Our hospitals offer discounts from established charges to managed care plans if they are large group purchasers of healthcare services. Additionally, we offer discounts to all uninsured patients receiving healthcare services who do not qualify for assistance under state Medicaid, other federal or state assistance plans or charity care. These discount programs generally limit our ability to increase net patient revenue in response to increasing costs. Patients generally are not responsible for any difference between established hospital charges and amounts reimbursed for such services under Medicare, Medicaid, health maintenance organizations, preferred provider organizations or private insurance plans. Patients generally are responsible for services not covered by these plans, along with exclusions, deductibles or co-insurance features of their coverage. Collecting amounts due from patients is more difficult than collecting from governmental programs, managed care plans or private insurers. Increases in the population of uninsured individuals, and the acuity levels of such seeking care in our emergency rooms, changes in the states’ indigent and Medicaid eligibility requirements, continued efforts by employers to pass more out-of-pocket healthcare costs to employees in the form of increased co-payments and deductibles and the effects of an uncertain, low-growth economic environment have resulted in increased levels of uncompensated care.

The following table provides the sources of our hospitals’ net patient revenue before the provision for bad debts by payor:

	Year Ended September 30,
	2013	2012	2011
Medicare	20.9%	23.5%	21.8%
Managed Medicare	10.1	9.0	8.7
Medicaid and managed Medicaid	12.2	13.7	16.1
Managed care	37.9	38.1	41.1
Self-pay	18.9	15.7	12.3

Total(1)	100.0%	100.0%	100.0%

(1)	For the years ended September 30, 2013, 2012 and 2011, net patient revenue comprised 76.3%, 75.5% and 67.6%, respectively, of our consolidated net revenue.

Medicare

Inpatient Acute Care

Under the inpatient prospective payment system, a hospital receives a fixed payment based on the patient’s assigned Medicare severity diagnosis-related group (“MS-DRG”). The MS-DRG system classifies categories of illnesses according to the estimated intensity of hospital resources necessary to furnish care for each principal diagnosis. The MS-DRG rates for acute care hospitals are based upon a statistically normal distribution of severity. The MS-DRG payments do not consider a specific hospital’s actual costs but are adjusted for geographic area wage differentials. Inpatient capital costs for acute care hospitals are reimbursed on a prospective system based on diagnosis related group weights multiplied by geographically adjusted federal weights. When treatments for patients fall well outside the normal distribution, providers may receive additional payments known as outlier payments. For federal fiscal year 2014, CMS has established an outlier threshold of $21,748 per case.

The MS-DRG rates are adjusted each federal fiscal year and have been affected by federal legislation. The index used to adjust the MS-DRG rates, known as the “market basket index,” gives consideration to the inflation experienced by hospitals and entities outside of the healthcare industry in purchasing goods and services. In past years, the percentage increases to the MS-DRG rates have been lower than the percentage increases in the costs of goods and services purchased by hospitals. For federal fiscal year 2013, CMS issued a final rule that resulted in a net increase in operating payment rates of 2.8%. This increase reflected a 2.6% market basket increase, a prospective documentation and coding adjustment of negative 1.9%, a multi-factor productivity adjustment of negative 0.7%, a retrospective documentation and coding adjustment of 2.9% and a 0.1% reduction as required by the Health Reform Law. For federal fiscal year 2014, CMS issued a final rule that results in a net increase in operating payment rates of 0.7%. This increase reflects a 2.5% market basket increase, a prospective documentation and coding adjustment of negative 0.8%, a multi-factor productivity adjustment of negative 0.5%, a 0.3% reduction as required by the Health Reform Law and a 0.2% reduction to offset projected spending increases associated with proposed new admission and medical review criteria for inpatient services. The Health Reform Law provides for additional reductions to the inpatient prospective payment system market basket update, as well as other payment adjustments, in future years as discussed below and in the section entitled “Government Regulation and Other Factors—Healthcare Reform.”

Quality of care provided is becoming an increasingly important factor in Medicare reimbursement. Hospitals must submit data for certain patient care indicators to the Secretary of the Department in order to receive MS-DRG increases at the full market basket. Those hospitals not submitting the required data will receive an increase in payment equal to the market basket minus two percentage points in federal fiscal year 2014. Beginning in federal fiscal year 2015, hospitals that do not participate will lose one-quarter of the percentage increase in their payment updates. In federal fiscal year 2014, CMS requires hospitals to report 59 quality measures in order to qualify for the full market basket update in federal fiscal year 2015. We currently have the ability to monitor our compliance with the quality indicators and intend to submit the quality data required to receive the full market basket pricing update when appropriate.

Medicare does not pay hospitals additional amounts for the treatment of certain preventable adverse events, also known as HACs unless the conditions were present at admission. Currently, there are 11 categories of conditions on the list of HACs. The Deficit Reduction Act of 2005 (“DEFRA”) provides that CMS may revise the list of conditions from time to time. In 2009, CMS announced three National Coverage Determinations (“NCDs”) that prohibit Medicare reimbursement for erroneous surgical procedures performed on an inpatient or outpatient basis. These three erroneous surgical procedures are in addition to the HACs designated by regulation. The Health Reform Law contains additional measures to further tie Medicare payments to performance and quality as discussed below in the section entitled “Government Regulation and Other Factors—Healthcare Reform.”

On August 2, 2013, CMS issued Final Rule CMS-1599-F, which modified and clarified CMS’s policy on how Medicare Administrative Contractors (“MACs”) review inpatient hospital admissions for payment purposes. The 2-midnight presumption outlined in CMS-1599-F specifies that hospital stays spanning 2 or more midnights after the beneficiary is formally admitted as an inpatient pursuant to a physician order are presumed to be reasonable and necessary for inpatient status as long as the stay at the hospital is medically necessary. CMS has directed MACs to not focus their medical review efforts on stays spanning at least 2 midnights after admission absent evidence of systematic gaming, abuse, or delays in the provision of care in an attempt to qualify for the 2-midnight presumption. However, MACs may review these claims as part of routine monitoring activity or as part of other targeted reviews. Inpatient stays spanning 0-1 midnights after the beneficiary is formally admitted as an inpatient are not subject to the presumption and may be selected for review. When a patient enters a hospital for a procedure not specified by Medicare as inpatient only, a diagnostic test, or any other treatment, and the physician expects to keep the patient in the hospital for 0-1 midnights, the services are generally inappropriate for inpatient admission and inpatient payment under Medicare Part A. CMS will direct MACs to deny these inappropriate admissions unless unforeseen circumstances shortened the stay or there are other rare or unusual circumstances that necessitate an inpatient admission. Effective for admissions on or after October 1, 2013, CMS will direct the MACs to conduct probe reviews and deny claims found to be out of compliance with CMS-1599-F. Based on the results of these initial reviews, MACs will conduct educational outreach efforts during the next 3 months. CMS will instruct MACs to deny each non-compliant claim and to outline the reasons for denial in their communication to providers. In addition to educational outreach efforts, for those providers that are identified as having moderate, significant or major concerns, the MACs will conduct additional probe reviews on claims with dates of admission between January and March 2014.

Outpatient

CMS reimburses hospital outpatient services and certain Medicare Part B services furnished to hospital inpatients that have no Part A coverage on a prospective payment system basis. CMS uses fee schedules to pay for physical, occupational and speech therapies, durable medical equipment, clinical diagnostic laboratory services and nonimplantable orthotics and prosthetics.

All services paid under the prospective payment system for hospital outpatient services are classified into groups called ambulatory payment classifications (“APCs”). Services in each APC are similar clinically and in terms of the resources they require. A payment rate is established for each APC. CMS increased the market basket for calendar year 2013 by 1.8%, which includes the full market basket of 2.6%, a negative 0.7% multifactor productivity adjustment and a negative 0.1% adjustment required by the Health Reform Law. For federal fiscal year 2014, CMS has issued a proposed rule to increase the market basket for calendar year 2014 by 1.8%, which includes the full market basket of 2.5%, a negative 0.4% multifactor productivity adjustment and a negative 0.3% adjustment required by the Health Reform Law. The Health Reform Law provides for additional reductions to the outpatient prospective payment system market basket update, as well as other payment adjustments, in future years as discussed below in the section entitled “Government Regulation and Other Factors—Healthcare Reform.”

CMS has issued a proposed rule that would require hospitals to submit quality data regarding 22 measures relating to outpatient care in calendar year 2014 in order to receive the full market basket increase under the outpatient prospective payment system in calendar year 2015. For calendar year 2015, CMS has proposed requiring hospitals to submit quality data regarding 27 measures relating to outpatient care in order to receive the full market basket increase for outpatient payments in calendar year 2016. Hospitals that fail to submit such data will receive the market basket update minus two percentage points for the outpatient prospective payment system.

Rehabilitation

Inpatient rehabilitation hospitals and designated units are reimbursed under a prospective payment system. Under this prospective payment system, patients are classified into case mix groups based upon impairment, age, co-morbidities and functional capability. Inpatient rehabilitation facilities are paid a predetermined amount per discharge that reflects the patient’s case mix group and is adjusted for area wage levels, low-income patients, rural areas and high-cost outliers. For federal fiscal year 2013, CMS updated inpatient rehabilitation payment rates by 1.9%, which reflected a 2.7% market basket increase, a negative 0.7% productivity adjustment and a 0.1% reduction required by the Health Reform Law. For federal fiscal year 2014, CMS has issued a final rule updating inpatient rehabilitation rates by 1.8%, which reflects a 2.6% market basket increase, a negative 0.5% productivity adjustment and a 0.3% reduction required by the Health Reform Law. The Health Reform Law provides for additional reductions to the inpatient rehabilitation facility prospective payment system market basket update, as well as other payment adjustments, in future years as discussed below in the section entitled “Government Regulation and Other Factors—Healthcare Reform.”

In order to qualify for classification as an inpatient rehabilitation facility, at least 60% of the facility’s inpatient population during the most recent 12-month cost reporting period must have required intensive rehabilitation services for one or more of 13 specified conditions. Inpatient rehabilitation facilities must meet additional coverage criteria, including patient selection and care requirements relating to pre-admission screenings, post-admission evaluations, ongoing coordination of care and involvement of rehabilitation physicians. As of October 1, 2013, we operate nine inpatient rehabilitation units within our hospitals.

Psychiatric

Inpatient psychiatric facilities are paid based on a prospective payment system. Under this prospective payment system, inpatient psychiatric facilities receive a federal per diem base rate that is based on the sum of the average routine operating, ancillary and capital costs for each patient day of psychiatric care in an inpatient psychiatric facility. The federal per diem base rate is then adjusted for budget neutrality, such that the amount of total payments under the prospective payment system are projected to be equal to the total estimated payments that would have been made to inpatient psychiatric facilities under the previous cost-based system of payment. This federal per diem base rate is further adjusted to reflect certain patient and facility characteristics, including patient age, certain diagnostic related groups, facility wage index adjustment, and facility rural location. For federal fiscal year 2013, CMS increased inpatient psychiatric payment rates by 1.9%, which included a market basket increase of 2.7%, reduced by a 0.7% productivity adjustment and a reduction of 0.1% as required by the Health Reform Law. For federal fiscal year 2014, CMS has issued a final rule updating inpatient psychiatric payment rates by 2%, which includes a market basket update of 2.6%, reduced by a 0.5% productivity adjustment and a reduction of 0.1% as required by the Health Reform Law. Inpatient psychiatric facilities also receive additional outlier payments for cases in which estimated costs for the case exceed an adjusted threshold amount plus the total adjusted payment amount for the stay. CMS estimates an additional $15 million increase in aggregate payments to inpatient psychiatric facilities due to an update in the outlier threshold amount for rate year 2014. The Health Reform Law provides for reductions to the inpatient psychiatric facility prospective payment system market basket update, as well as other payment adjustments, in future years as discussed below in the section entitled “Government Regulation and Other Factors—Healthcare Reform.” As of October 1, 2013, we operate one behavioral health hospital facility and fifteen specially designated psychiatric units that are subject to these rules.

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

The PFS rates are adjusted each year, and reductions in both current and future payments are anticipated. The SGR formula, mandated by statute, is intended to control growth in aggregate Medicare expenditures for physicians’ services. Since 2003, Congress has passed multiple legislative acts delaying application of the SGR to the PFS. We cannot predict whether Congress will intervene to prevent this reduction to payments in the future. Barring delay or repeal of the SGR by Congress, Medicare payments to physicians are scheduled to be cut by approximately 24% effective January 1, 2014.

Ambulatory Surgery Centers

CMS reimburses ambulatory surgical centers (“ASCs”) using a predetermined fee schedule. Reimbursements for ASC overhead costs are limited to no more than the overhead costs paid to hospital outpatient departments under the Medicare hospital outpatient prospective payment system. All surgical procedures, other than those that pose a significant safety risk or generally require an overnight stay, are payable as ASC procedures. From time to time, CMS considers expanding the services that may be performed in ASCs, which may result in more Medicare procedures that historically have been performed in hospitals, such as ours, being moved to ASCs, potentially reducing surgical volume in our hospitals. For calendar year 2013, CMS increased ASC payment rates by 0.6%, which included a market basket update of 1.4% and a negative 0.8% productivity adjustment. For calendar year 2014, CMS has issued a proposed rule which would increase ASC payment rates by 0.9%, reflecting a market basket update of 1.4% and a negative 0.5% productivity adjustment. The Health Reform Law provides for additional reductions to the ASC prospective payment system in future years as discussed below in the section entitled “Government Regulation and Other Factors—Healthcare Reform.”

CMS has also established a quality reporting program for ASCs under which ASCs that fail to report on certain quality measures will receive a two percentage point reduction in reimbursement beginning with the calendar year 2014 payment determination. ASCs must report on five quality measures for services furnished between October 1, 2012 and December 31, 2012 for the calendar year 2014 payment determination. ASCs must report on seven quality measures for services furnished between January 1, 2013 and December 31, 2013 for the calendar year 2015 payment determination. ASCs are currently required to report on eight quality measures for services furnished between January 1, 2014 and December 31, 2014, but CMS has issued a proposed rule that would add an additional four quality measures.

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

The federal government and many states from time to time consider altering the level of Medicaid funding or expanding Medicaid benefits in a manner that could adversely affect future levels of Medicaid reimbursement received by our hospitals. Additionally, the states in which we operate have experienced budget constraints as a result of increased costs and lower than expected tax collections. Many states have experienced or projected shortfalls in their budgets, and economic conditions may increase these budget pressures. Health and human services programs, including Medicaid and similar programs, represent a significant portion of state budgets. The states in which we operate have responded to these budget concerns by decreasing funding for healthcare programs or making structural changes that have resulted or may result in a reduction to Medicaid hospital revenues. Additional Medicaid spending cuts or other program changes may be implemented in the future in the states in which we operate. However, the Health Reform Law generally requires states to at least maintain the Medicaid eligibility standards established prior to the enactment of the law until January 1, 2014 for adults and until October 1, 2019 for children. The Health Reform Law also includes provisions allowing states to significantly expand their Medicaid program coverage by 2014. However, states that elect not to implement the law’s Medicaid expansion provisions may do so without the loss of existing federal Medicaid funding. As a result, a number of state governors and legislatures, including Texas and Louisiana, have chosen not to participate in the expanded Medicaid program.

The Health Reform Law prohibits the use of federal funds under the Medicaid program to reimburse providers for medical assistance provided to treat certain provider-preventable conditions. CMS has implemented this prohibition for services with dates beginning July 1, 2012. Each state Medicaid program must deny payments to providers for the treatment of healthcare-acquired conditions and provider-preventable conditions designated by CMS as well as any other provider-preventable conditions designated by the state.

Private Supplemental Medicaid Reimbursement Programs

Certain of our acute care hospitals receive supplemental Medicaid reimbursement, including reimbursement from programs for participating private hospitals that enter into indigent care affiliation agreements with public hospitals or county governments in the state of Texas. Under the CMS-approved programs, affiliated hospitals, including our Texas hospitals, have expanded the community healthcare safety net by providing indigent healthcare services. Participation in indigent care affiliation agreements by our Texas hospitals has resulted in an increase in acute care revenue by virtue of the hospitals’ entitlement to supplemental Medicaid inpatient reimbursement. In December 2011, CMS approved a five-year Texas Medicaid waiver that allows Texas to continue receiving supplemental Medicaid reimbursement while expanding its managed Medicaid programs. During fiscal years 2012 and 2013, we experienced significant delays in funding under these Texas supplemental reimbursement programs as the state continued to finalize rules and regulations governing the distribution of such funds.

Supplemental payment programs are currently being reviewed by certain other state agencies, and some states have made or may make waiver requests to CMS to replace their existing supplemental payment programs. It is possible that these reviews and waiver requests will result in the restructuring of such supplemental payment programs and could result in the payments being reduced or eliminated. It is also unclear whether our revenues from these programs will be adversely affected as the provisions of the Health Reform Law are implemented.

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

As state governments seek to control the cost of their Medicaid programs, enrollment in managed Medicaid plans, including states in which we operate, has increased in recent years. For example, in 2011 the Texas legislature and the Health and Human Services Commission (“THHSC”) expanded Medicaid managed care enrollment in the state pursuant to a CMS approved five-year Medicaid waiver that allows Texas to expand its Medicaid managed care program while preserving hospital funding, provides incentive payments for healthcare improvements and directs more funding to hospitals that serve large numbers of uninsured patients. In the future there may be additional expansion of managed Medicaid plans in the states in which we operate, and economic conditions or budgetary pressures may result in reductions in premium payments to these plans.

Disproportionate Share Hospital Payments

In addition to making payments for services provided directly to beneficiaries, Medicare makes additional payments to hospitals that treat a disproportionately large number of low-income patients (Medicaid and Medicare patients eligible to receive Supplemental Security Income). Disproportionate share hospital (“DSH”) payments are determined annually based on certain statistical information required by the Department and are calculated as a percentage addition to MS-DRG payments. The primary method used by a hospital to qualify for Medicare DSH payments is a complex statutory formula that results in a DSH percentage that is applied to payments on MS-DRGs. Under the Health Reform Law, beginning in federal fiscal year 2014, Medicare DSH payments will be reduced to 25% of the amount they would have been absent the law. The remaining 75% will be effectively pooled, and this pool will be reduced further each year by a formula that reflects reductions in the national level of uninsured who are under age 65. Thus, the greater the level of coverage for the uninsured nationally, the more the Medicare DSH payment pool will be reduced. Each hospital will then be paid, out of the reduced DSH payment pool, an amount allocated based upon its level of uncompensated care. In 2013, CMS issued final rules to implement these reductions. As a result of these final rules, we expect our Medicare DSH payments to increase in our fiscal year 2014.

Hospitals that provide care to a disproportionately high number of low-income patients may also receive Medicaid DSH payments. The federal government distributes federal Medicaid DSH funds to each state based on a statutory formula. The states then distribute the DSH funding among qualifying hospitals. States have broad discretion to define which hospitals qualify for Medicaid DSH payments and the amount of such payments. The Health Reform Law will reduce funding for the Medicaid DSH hospital program in federal fiscal years 2014 through 2020 by the following amounts: 2014 ($500 million); 2015 ($600 million); 2016 ($600 million); 2017 ($1.8 billion); 2018 ($5 billion); 2019 ($5.6 billion); and 2020 ($4 billion). The Jobs Creation Act and the American Taxpayer Relief Act of 2012 provide for additional Medicaid DSH reductions in federal fiscal years 2021 and 2022 estimated at $4.1 billion and $4.2 billion, respectively. CMS has issued a final rule establishing the methodology for allocating the cuts among the states based on the volume of Medicaid inpatients and levels of uncompensated care in each state. States largely retain the ability to manage the reduced allotments and to allocate these cuts among providers within the state.

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

Recovery Audit Contractors and Other Reviews

Under the statutory required Recovery Audit Contractor (“RAC”) program, CMS contracts with third-parties to conduct post-payment reviews of Medicare providers and suppliers. RACs are paid on a contingency fee basis to detect and correct improper payments in the Medicare program. CMS has awarded contracts to four RACs that have implemented the RAC program on a nationwide basis. Medicare RACs utilize a post-payment targeted review process employing data analysis techniques in order to identify those Medicare claims most likely to contain overpayments, such as incorrectly coded services, incorrect payment amounts, non-covered services and duplicate payments. CMS has given RACs the authority to look back at claims up to three years old. The Health Reform Law expanded the RAC program to include managed Medicare.

        CMS has also established the Recovery Audit Prepayment Review (“RAPR”) demonstration, that allows RACs to review claims before they are paid to ensure that the provider complied with all Medicare payment rules. Under the RAPR demonstration, RACs conduct prepayment reviews on certain types of claims that historically result in high rates of improper payments, beginning with those involving short stay inpatient hospital services. These reviews focus on seven states (Florida, California, Michigan, Texas, New York, Louisiana and Illinois) with high populations of fraud and error-prone providers and four states (Pennsylvania, Ohio, North Carolina, and Missouri) with high claims volumes of short inpatient hospital stays. The RAPR demonstration began on August 27, 2012 and runs for a three year period.

The Health Reform Law expands the RAC program’s scope to include Medicaid claims. States may coordinate with Medicaid RACs regarding recoupment of overpayments and refer suspected fraud and abuse to appropriate law enforcement agencies. In addition, under the Medicaid Integrity Program, CMS employs private contractors, referred to as Medicaid Integrity Contractors (“MICs”), to perform reviews and post-payment audits of Medicaid claims and identify overpayments. MICs are assigned to five geographic jurisdictions and have commenced audits of Medicaid providers in each jurisdiction. The Health Reform Law increases federal funding for the MIC program for federal fiscal year 2011 and later years. In addition to MICs, several other contractors and state Medicaid agencies have increased their review activities.

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

Uninsured

In the ordinary course of business, we provide care to patients who do not have insurance coverage to pay for the healthcare services they receive, nor do they qualify for charity care, or other federal, state or county indigent care programs. We provide discounts for these patients in an effort to eliminate some of this financial burden. As well, it is common that these patients do not have the financial resources to fully reimburse our hospitals for the discounted services that have been provided. While we typically pursue collection of these account balances, the patient’s lack of financial resources can result in reduced collection rates and increased bad debts.

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

Healthcare Reform

The Health Reform Law changes how healthcare services are covered, delivered and reimbursed through expanded coverage of uninsured individuals, reduced growth in Medicare program spending, reductions in Medicare and Medicaid DSH payments and the establishment of programs where reimbursement is tied to clinical integration and quality of care. In addition, the Health Reform Law reforms certain aspects of health insurance, expands existing efforts to tie Medicare and Medicaid payments to performance and quality and contains provisions intended to strengthen fraud and abuse enforcement. The most significant provisions of the Health Reform Law that seek to decrease the number of uninsured individuals mostly will become effective January 1, 2014. However, the employer mandate which requires companies with 50 or more employees to provide health insurance or pay fines, as well as insurer reporting requirements, has been delayed until January 1, 2015. In addition, the federal online Exchange has experienced significant technical issues that have negatively impacted the ability of individuals to enroll in Medicaid and to purchase health insurance. These technical issues, especially if not corrected in a timely manner, could lead to the federal government delaying the individual mandate tax penalties past the current March 31, 2014 deadline, further delays in uninsured individuals obtaining health insurance and an increase in the number of individuals who choose to pay the tax mandates rather than to purchase health insurance. Furthermore, states may choose, without losing existing federal Medicaid funding, not to implement the Medicaid expansion provisions of the Health Reform Law, and in those states, the penalty for not carrying insurance will be waived for low-income residents. Because of the many variables involved, including the law’s complexity, the lack of implementing regulations or interpretive guidance, gradual and partially delayed implementation, court challenges, possible amendment, repeal or further implementation delays, uncertainty regarding the success of Exchanges enrolling uninsured individuals, possible reductions in funding by Congress and future reductions in Medicare and Medicaid reimbursement, the impact of the Health Reform Law, including how individuals and businesses will respond to the new choices and obligations under the law, is not yet fully known.

Expanded Coverage

Based on the Congressional Budget Office (“CBO”) May 2013 estimates the Health Reform Law will expand coverage to 25 million additional individuals. This increased coverage will occur through a combination of public program expansion and private sector health insurance and other reforms.

Medicaid Expansion. The primary public program coverage expansion will occur through changes in Medicaid, and to a lesser extent, expansion of CHIP. The most significant changes will expand the categories of individuals eligible for Medicaid coverage and permit individuals with relatively higher incomes to qualify. The federal government reimburses the majority of a state’s Medicaid expenses, and it conditions its payment on the state meeting certain requirements. The federal government currently requires that states provide coverage for only limited categories of low-income adults under 65 years old (e.g., women who are pregnant and the blind or disabled). In addition, the income level required for individuals and families to qualify for Medicaid varies widely from state to state.

The Health Reform Law materially changes the requirements for Medicaid eligibility. Commencing January 1, 2014, the Health Reform Law requires all state Medicaid programs to provide, and the federal government will subsidize, Medicaid coverage to virtually all adults under 65 years old with incomes at or under 133% of the FPL. However, states may opt out of the expansion without losing existing federal Medicaid funding based on the U.S. Supreme Court’s June 2012 ruling. For those states that expand Medicaid coverage, the Health Reform Law also requires states to apply a “5% income disregard” to the Medicaid eligibility standard, so that Medicaid eligibility will effectively be extended to those with incomes up to 138% of the FPL. A number of state governors and legislatures, including in Texas and Louisiana, have chosen not to participate in the expanded Medicaid program at this time; however, these states could choose to implement the expansion at a later date.

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

Historically, states often have attempted to reduce Medicaid spending by limiting benefits and tightening Medicaid eligibility requirements. However, the Health Reform Law requires states to at least maintain the Medicaid eligibility standards established prior to the enactment of the law until January 1, 2014 for adults and until October 1, 2019 for children. States with budget deficits may seek a waiver from this requirement, but only to address eligibility standards that apply to adults making more than 133% of the FPL.

Private Sector Expansion. The expansion of health coverage through the private sector as a result of the Health Reform Law will occur through new requirements applicable to health insurers, employers and individuals. Each health plan must now keep its annual non-medical costs lower than 15% of premium revenue for the group market and lower than 20% in the small group and individual markets or rebate its enrollees the amount spent in excess of the percentage. In addition, health insurers are not permitted to deny coverage to children based upon a pre-existing condition and must allow dependent care coverage for children up to 26 years old. Commencing January 1, 2014, health insurance companies will be prohibited from imposing annual coverage limits, dropping coverage, excluding persons based upon pre-existing conditions or denying coverage for any individual who is willing to pay the premiums for such coverage.

Larger employers will be subject to new requirements and incentives to provide health insurance benefits to their full-time employees. Employers with 50 or more employees that do not offer health insurance will be subject to a penalty if an employee obtains government-subsidized coverage through an Exchange. The employer penalties will range from $2,000 to $3,000 per employee, subject to certain thresholds and conditions. This requirement, which was originally effective January 1, 2014, has been delayed until January 1, 2015.

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

To facilitate the purchase of health insurance by individuals and small employers, each state must establish or participate in an Exchange or default to a federally-operated Exchange by January 1, 2014. Based on CBO estimates issued in May 2013, approximately 25 million individuals will obtain their health insurance coverage through an Exchange by 2021. This amount will include individuals who were previously uninsured and individuals who have switched from their prior insurance coverage to a plan obtained through the Exchange. The Health Reform Law requires that the Exchanges be designed to make the process of evaluating, comparing and acquiring coverage simple for consumers. For example, each state’s Exchange must maintain an internet website through which consumers may access health plan ratings that are assigned by the state based on quality and price, view governmental health program eligibility requirements and calculate the actual cost of health coverage. Health insurers participating in the Exchange must offer a set of minimum benefits to be defined by the Department and may offer more benefits. Health insurers must offer at least two, and up to five, levels of plans that vary by the percentage of medical expenses that must be paid by the enrollee. These levels are referred to as platinum, gold, silver, bronze and catastrophic plans, with gold and silver being the two mandatory levels of plans. Each level of plan must require the enrollee to share the following percentages of medical expenses up to the deductible/co-payment limit: platinum, 10%; gold, 20%; silver, 30%; bronze, 40%; and catastrophic, 100%. Health insurers may establish varying deductible/co-payment levels, up to the statutory maximum ($6,250 for 2013 and $6,350 in 2014 for an individual, subject to increase in future years). The health insurers must cover 100% of the amount of medical expenses in excess of the deductible/co-payment limit. For example, an individual making 100% to 200% of the FPL will have co-payments and deductibles reduced to about one-third of the amount payable by those with the same plan with incomes at or above 400% of the FPL.

Public Program Spending

The Health Reform Law provides for Medicare, Medicaid and other federal healthcare program spending reductions between 2010 and 2019. In July 2012, the CBO estimated that from 2013-2022, the Health Reform Law reductions would include $415 billion in Medicare fee-for-service market basket and productivity reimbursement reductions, the majority of which will come from hospitals. The CBO estimate included an additional $56 billion in reductions in Medicare and Medicaid DSH funding.

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

The second type of reduction to the market basket is a “productivity adjustment” that began in federal fiscal year 2012. The amount of the reduction is equal to the projected average nationwide productivity gains over the preceding 10 years. To determine the projection, the Department will use the Bureau of Labor Statistics (“BLS”) 10-year moving average of changes in specified economy-wide productivity (the BLS data is typically a few years old). The Health Reform Law does not contain guidelines for the Department to use in projecting the productivity figure. For federal fiscal year 2014, CMS announced a negative 0.5% productivity adjustment to the market basket. CMS estimates that the combined market basket and productivity adjustments will reduce Medicare payments under the inpatient prospective payment system by $112.6 billion from 2010 to 2019.

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

Quality-Based Payment Adjustments and Reductions for Inpatient Services. The Health Reform Law establishes or expands three provisions to promote value-based purchasing and to link payments to quality and efficiency. First, in federal fiscal year 2013, the Department was directed to implement a value-based purchasing program for inpatient hospital services. This program rewards hospitals that meet certain quality performance standards established by the Department. The Health Reform Law provides the Department considerable discretion over the value-based purchasing program. Under the value-based purchasing program for hospital inpatient services, CMS will distribute an estimated $963 million to hospitals based on their overall performance on a set of quality measures that have been linked to improved clinical processes of care and patient satisfaction. For payments in federal fiscal year 2013, hospitals were scored based on a weighted average of patient experience scores using the Hospital Consumer Assessment of Healthcare Providers and Systems survey and 12 clinical process-of-care measures. CMS adopted 17 clinical process-of-care measures by which hospitals will be scored for payments in federal fiscal year 2014 and has also announced 19 measures for federal fiscal year 2015. CMS scores each hospital based on achievement (relative to other hospitals) and improvement ranges (relative to the hospital’s own past performance) for each applicable measure. Because the Health Reform Law provides that the pool will be fully distributed, hospitals that meet or exceed the quality performance standards set by the Department will receive greater reimbursement under the value-based purchasing program than they would have otherwise. On the other hand, hospitals that do not achieve the necessary quality performance will receive reduced Medicare inpatient hospital payments.

Second, beginning in federal fiscal year 2013, inpatient payments are reduced if a hospital experiences “excess readmissions” within the 30-day period from the date of discharge for heart attack, heart failure, pneumonia or other conditions that may be designated by CMS at a future time. Hospitals with what CMS defines as “excess readmissions” for these conditions receive reduced payments for all inpatient discharges, not just discharges relating to the conditions subject to the excess readmissions standard. Each hospital’s performance is publicly reported by CMS.

Third, reimbursement will be reduced based on a facility’s HAC rates. A HAC is a condition that is acquired by a patient while admitted as an inpatient in a hospital, such as a surgical site infection. Beginning in federal fiscal year 2015, hospitals that rank in the worst 25% nationally of HACs for all hospitals in the previous year will receive a 1% reduction in their total Medicare payments. In addition, the Health Reform Law prohibits the use of federal funds under the Medicaid program to reimburse providers for medical services provided to treat certain healthcare-acquired conditions. CMS implemented this prohibition for services with dates beginning July 1, 2012. Each state Medicaid program must deny payments to providers for the treatment of healthcare-acquired conditions and provider-preventable conditions designated by CMS as well as any other provider-preventable conditions designated by the state.

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

Inpatient Rehabilitation Hospitals and Units. The first two market basket changes outlined above for inpatient services—the general reduction and the productivity adjustment—also apply to inpatient rehabilitation services. The percentage changes specified in the Health Reform Law summarized above as the general reduction for inpatients—e.g., 0.2% in 2015—are the same for rehabilitation inpatients. CMS estimates that the combined market basket and productivity adjustments will reduce Medicare payments under the inpatient rehabilitation facilities prospective payment system by $5.7 billion from 2010 to 2019. The Health Reform Law requires each inpatient rehabilitation facility to report certain quality measures to the Department or receive a two percentage point reduction to the market basket update beginning with the market basket update for federal fiscal year 2014. CMS has implemented this requirement by requiring facilities to report two quality measures to receive the full market basket update in federal fiscal year 2015. CMS has indicated that quality to receive the full market basket update in federal fiscal years 2016 and 2017 payments determinations.

Inpatient Psychiatric Facilities. The first two market basket changes outlined above for inpatient services—the general reduction and the productivity adjustment—also apply to inpatient psychiatric services. The percentage changes specified in the Health Reform Law summarized above as the general reduction for inpatients—e.g., 0.2% in 2015—are the same for psychiatric inpatients. CMS estimates that the combined market basket and productivity adjustments will reduce Medicare payments under the inpatient psychiatric facilities prospective payment system by $4.3 billion from 2010 to 2019.

Medicare and Medicaid Disproportionate Share Hospital Payments. The Health Reform Law provides for certain reductions to both the Medicare and Medicaid DSH payment systems beginning in federal fiscal year 2014 as discussed above in the section entitled “Sources of Acute Care Revenue—Disproportionate Share Hospital Payments.” Though it is difficult to predict the full impact of the Medicare DSH reductions beyond 2014, based on final rules from CMS, we expect our Medicare DSH payments to increase in fiscal 2014. In July 2012, the CBO estimated that the Health Reform Law would result in $56 billion in reductions to Medicare and Medicaid DSH payments between 2013 and 2022.

Accountable Care Organizations. The Health Reform Law requires the Department to establish a Medicare Shared Savings Program (“MSSP”) that promotes accountability and coordination of care through the creation of accountable care organizations (“ACO”). The program allows certain providers, including hospitals, physicians and other designated professionals, to voluntarily form ACOs and work together along with other ACO participants to invest in infrastructure and redesign delivery processes to achieve high quality and efficient delivery of services. The program is intended to produce savings as a result of improved quality and operational efficiency. ACOs that achieve quality performance standards established by the Department will be eligible to share in a portion of the amounts saved by the Medicare program. The Department has significant discretion to determine key elements of the program. Participants may choose between two different ACO tracks, the first of which allows ACOs to share only in the savings under the MSSP. The second track requires ACOs to share in any savings or losses under the MSSP but offers ACOs a greater share of any savings realized under the MSSP. As authorized by the Health Reform Law, certain waivers are available from fraud and abuse laws for ACOs. CMS has approved over 200 to participate. We have applied for ACO status in certain markets. We are also pursuing similar initiatives with commercial insurers, with a focus on building clinically integrated high performance provider networks intended to compete in an environment where commercial insurers increasingly are implementing pay for performance and value-based purchasing reimbursement models similar to those contemplated by the Health Reform Law.

Bundled Payment Pilot Programs. The Health Reform Law created the Center for Medicare and Medicaid Innovation (the “CMS Innovation Center”) with responsibility for establishing demonstration projects and other initiatives in order to identify, develop, test and encourage the adoption of new methods of delivering and paying for healthcare that create savings under the Medicare and Medicaid programs while improving quality of care. One initiative announced by the CMS Innovation Center is the Bundled Payments for Care Improvement initiative, a voluntary initiative through which participating providers receive a single negotiated payment for services provided during an episode of care. In addition, the Health Reform Law requires the Department to establish a separate five-year voluntary, national pilot program on payment bundling for Medicare services which the Department announced on January 1, 2013 as the Bundled Payments for Care Improvement (“BPCI”) initiative. Under the BPCI initiative, organizations will enter into payment arrangements that include financial and performance accountability for episodes of care and these models are intended to lead to higher quality, more coordinated care at a lower cost to the Medicare program. The Health Reform Law also provides a bundled payment demonstration project for Medicaid services, but CMS has not yet implemented this project. The Department will select up to eight states to participate based on the potential to lower costs under the Medicaid program while improving care. State programs may target particular categories of beneficiaries, selected diagnoses or geographic regions of the state. The selected state programs will provide one payment for both hospital and physician services provided to Medicaid patients for certain episodes of inpatient care.

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

Medicare Managed Care (Medicare Advantage or “MA”). Under the MA program, the federal government contracts with private health plans to provide inpatient and outpatient benefits to beneficiaries who enroll in such plans. Nationally, approximately 26% of Medicare beneficiaries have elected to enroll in MA plans. Effective in 2014, the Health Reform Law requires MA plans to keep annual administrative costs lower than 15% of annual premium revenue. The Health Reform Law reduces, over a three year period, premium payments to the MA Plans such that CMS’ managed care per capita premium payments are, on average, equal to traditional Medicare. In the spring of 2010, the CBO and CMS, respectively, estimated that payments to MA plans would be reduced by $138 billion to $145 billion between 2010 and 2019. These reductions to MA plan premium payments may cause some plans to raise premiums or limit benefits, which in turn might cause some Medicare beneficiaries to terminate their MA coverage and enroll in traditional Medicare. However, CMS has indicated that MA premium rates are expected to increase slightly in 2014 relative to 2013 and that enrollment in MA plans is forecast to increase in 2014.

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

        The Health Reform Law also imposes additional disclosure requirements on physician-owned hospitals. For example, a grandfathered physician-owned hospital is required to submit an annual report to the Department listing each investor in the hospital, including all physician owners, by December 1, 2013 and annually thereafter. In addition, grandfathered physician-owned hospitals must have procedures in place that require each referring physician owner to disclose to patients, with enough notice for the patient to make a meaningful decision regarding receipt of care, the physician’s ownership interest and, if applicable, any ownership interest held by the treating physician. A grandfathered physician-owned hospital also must disclose on its website and in any public advertising the fact that it has physician ownership. The Health Reform Law requires the Department to audit grandfathered physician-owned hospitals’ compliance with these requirements.

Program Integrity and Fraud and Abuse

The Health Reform Law makes several significant changes to healthcare fraud and abuse laws, provides additional enforcement tools to the government, increases cooperation between agencies by establishing mechanisms for the sharing of information and enhances criminal and administrative penalties for non-compliance. For example, the Health Reform Law: (1) provides $350 million in increased federal funding over 10 years to fight healthcare fraud, waste and abuse; (2) expands the scope of the RAC program to include MA plans and Medicaid; (3) authorizes the Department, in consultation with the Office of the Inspector General (“OIG”), to suspend Medicare and Medicaid payments to a provider of services or a supplier pending an investigation of a credible allegation of fraud; (4) provides Medicare contractors with additional flexibility to conduct random prepayment reviews; and (5) tightens up the requirements for returning overpayments made by governmental health programs and expands the federal False Claims Act (“FCA”) liability to include failure to report and return an overpayment within 60 days of identifying the overpayment or by the date a corresponding cost report is due, whichever is later.

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

However, it is difficult to predict the potential amount of additional revenue resulting from these elements of the Health Reform Law, because of uncertainty surrounding a number of material factors, including the following:

•	how many states will eventually implement the Medicaid expansion and under what terms;

•	the potential for further delays in or complications related to implementation of Exchanges and other parts of the Health Reform Law, which would continue to delay the anticipated overall expansion of insured individuals resulting from federal reform;

•	the possibility of enactment of additional federal or state health care reforms and possible changes to the Health Reform Law;

•	how many previously uninsured individuals will obtain coverage as a result of the Health Reform Law (based on the CBO May 2013 estimates, by 2021, the Health Reform Law will expand coverage to 25 million additional individuals);

•	what percentage of the newly insured patients will be covered under the Medicaid program and what percentage will be covered by private health insurers;

•	the extent to which states will enroll new Medicaid participants in managed care programs;

•	the pace at which insurance coverage expands, including the pace of different types of coverage expansion;

•	the change, if any, in the volume of inpatient and outpatient hospital services that are sought by and provided to previously uninsured individuals;

•	the rate paid to hospitals by private payors for newly covered individuals, including those covered through the newly created Exchanges and those who might be covered under the Medicaid program under contracts with the state;

•	the effect of the value-based purchasing program on our hospitals’ revenue and the effects of other quality programs that will be implemented;

•	the percentage of individuals in the Exchanges who select the high deductible plans, since health insurers offering those kinds of products have traditionally sought to pay lower rates to hospitals;

•	whether employers will drop existing coverage on their employees and choose to pay the related penalties instead; and

•	whether the net effect of the Health Reform Law, including the prohibition on excluding individuals based on pre-existing conditions, the requirement to keep medical costs lower than a specified percentage of premium revenue, other health insurance reforms and the annual fee applied to all health insurers, will put pressure on the profitability of health insurers, which in turn might cause them to seek to reduce payments to hospitals with respect to both newly insured individuals and their existing business.

On the other hand, the Health Reform Law provides for significant reductions in the growth of Medicare spending, reductions in Medicare and Medicaid DSH payments and the establishment of programs where reimbursement is tied to quality of care and clinical integration. Reductions in Medicare and Medicaid spending may significantly impact our business and could offset any positive effects of the Health Reform Law. It is difficult to predict the amount of potential revenue reductions resulting from reduced Medicare and Medicaid spending because of uncertainty regarding a number of material factors, including the following:

•	the amount of overall revenues we will generate from Medicare and Medicaid business when the reductions are implemented;

•	whether reductions required by the Health Reform Law will be changed by statute or judicial decision prior to becoming effective;

•	the size of the Health Reform Law’s annual productivity adjustment to the market basket in future years;

•	the amount of the Medicare DSH reductions that will be made, beyond federal fiscal year 2014;

•	the allocation to our hospitals of the Medicaid DSH reductions, beyond federal fiscal year 2014;

•	what the losses in revenues will be, if any, from the Health Reform Law’s quality initiatives;

•	how successful ACOs will be at coordinating care and reducing costs;

•	the scope and nature of potential changes to Medicare reimbursement methods, such as an emphasis on bundling payments or coordination of care programs;

•	whether our revenues from private supplemental Medicaid reimbursement programs will be adversely affected because there may be fewer indigent, non-Medicaid patients for whom we provide services pursuant to these programs; and

•	reductions to Medicare payments that CMS may impose for “excess readmissions.”

Because of the many variables involved, we are unable to predict with certainty the net effect of the expected increases in insured individuals using our facilities, the reductions in Medicare spending, including Medicare and Medicaid DSH funding, and numerous other provisions in the Health Reform Law that may affect our business. Further, it is unclear how efforts to revise the Health Reform Law and remaining or new lawsuits challenging its constitutionality will be resolved or what the impact would be of any resulting changes to the law.

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

All of our operating hospitals are certified under the Medicare program and are accredited by either Det Norske Veritas (“DNV”) or The Joint Commission, the effect of which is to permit the facilities to participate in the Medicare and Medicaid programs. If any facility loses its accreditation, the facility would be subject to state surveys, potentially be subject to increased scrutiny by CMS and likely lose payment from non-government payors. We intend to conduct our operations in compliance with current applicable federal, state, local and independent review body regulations and standards, but we cannot assure you that government agencies or other entities enforcing such requirements would find our facilities in compliance with such requirements. Licensure, certification, or accreditation requirements also may require notification or approval in the event of certain transfers or changes in ownership or organization. Requirements for licensure, certification and accreditation are subject to change and, in order to remain qualified, we may need to make changes in our facilities, equipment, personnel and services.

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

In addition to issuing fraud alerts, the OIG from time to time issues compliance program guidance for certain types of healthcare providers. In its hospital compliance guidance, the OIG identifies areas of potential risk of liability under federal fraud and abuse statutes and regulations. These areas of risk include compensation arrangements with physicians, recruitment arrangements with physicians and joint venture relationships with physicians. The OIG recommends structuring arrangements to fit squarely within a safe harbor.

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

The Social Security Act also includes a provision commonly known as the “Stark Law.” This law prohibits physicians from referring Medicare and Medicaid patients to entities with which they or any of their immediate family members have a financial relationship for the provision of certain designated health services that are reimbursable by Medicare or Medicaid, including inpatient and outpatient hospital services. The law also prohibits the entity from billing the Medicare program for any items or services that stem from a prohibited referral. Sanctions for violating the Stark Law include denial of payment, refunding amounts received for services provided pursuant to prohibited referrals, civil monetary penalties up to $15,000 per item or service improperly billed and exclusion from the federal healthcare programs. The statute also provides for a penalty of up to $100,000 for a scheme intended to circumvent the Stark Law prohibitions. There are a number of exceptions to the Stark Law, including an exception for a physician’s ownership interest in an entire hospital, although the Health Reform Law significantly restricts this exception. There are also exceptions for many of the customary financial arrangements between physicians and providers, including employment contracts, leases, professional services agreements and recruitment agreements. Unlike safe harbors under the anti-kickback statute, with which compliance is voluntary, an arrangement must comply with every requirement of the appropriate Stark Law exception or the arrangement is in violation of the Stark Law. Further, intent does not have to be proven to establish a violation of the Stark Law.

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

The whole hospital exception, as amended, also contains additional disclosure requirements. For example, a grandfathered physician-owned hospital is required to submit an annual report to the Department listing each investor in the hospital, including all physician owners, by December 1, 2013 and annually thereafter. In addition, grandfathered physician-owned hospitals must have procedures in place that require each referring physician owner to disclose to patients, with enough notice for the patient to make a meaningful decision regarding receipt of care, the physician’s ownership interest and, if applicable, any ownership interest held by the treating physician. A grandfathered physician-owned hospital also must disclose on its website and in any public advertising the fact that it has physician ownership. The Health Reform Law requires the Department to audit grandfathered physician-owned hospitals compliance with these requirements.

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

When a defendant is determined by a court of law to be liable under the FCA, the defendant must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 to $11,000 for each separate false claim. Settlements entered into prior to litigation usually involve a less severe calculation of damages. There are many potential bases for liability under the FCA, including knowingly and properly avoiding repayment of an overpayment received from the government. Liability often arises when an entity knowingly submits a false claim for reimbursement to the federal government. The FCA broadly defines the term “knowingly.” Although simple negligence will not give rise to liability under the FCA, submitting a claim with reckless disregard to its truth or falsity can constitute “knowingly” submitting a false claim and result in liability. The Health Reform Law provides that submission of a claim for an item or service generated in violation of the anti-kickback statute constitutes a false or fraudulent claim under the FCA. In some cases, whistleblowers, the federal government and courts have taken the position that providers that allegedly have violated other statutes, such as the Stark Law, have thereby submitted false claims under the FCA. Under the Health Reform Law, the FCA is implicated by the knowing failure to report and return an overpayment within 60 days of identifying the overpayment or by the date a corresponding cost report is due, whichever is later. Further, the FCA will cover payments involving federal funds in connection with the new Exchanges to be created pursuant to the Health Reform Law.

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

HIPAA Administrative Simplification and Privacy and Security Requirements

The HIPAA Administrative Simplification provisions are intended to encourage electronic commerce in the healthcare industry. These provisions require the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. HIPAA also requires that each provider use a National Provider Identifier. In addition, the Health Reform Law requires the Department to adopt standards for additional electronic transactions and to establish operating rules to promote uniformity in the implementation of each standardized electronic transaction. On August 10, 2012, the Department issued an interim final rule to establish operating rules for healthcare electronic funds transfers and remittance advice transactions. Compliance with the interim final rule is required by January 1, 2014. Further, CMS has published a final rule making changes to the formats used for certain electronic transactions and requiring the use of updated standard code sets for certain diagnoses and procedures known as ICD-10 code sets. Use of the ICD-10 code sets is required by October 1, 2014, and will require significant changes; however, we believe that the cost of compliance with these regulations has not had and is not expected to have a material adverse effect on our business, financial position or results of operations.

        As required by HIPAA, the Department has issued privacy and security regulations that extensively regulate the use and disclosure of individually identifiable health-related information and require covered entities, including healthcare providers, to implement administrative, physical and technical safeguards to protect the security of individually identifiable health information that is electronically maintained or transmitted. Covered entities must also report breaches of unsecured protected health information (“PHI”) to affected individuals without unreasonable delay, but not to exceed 60 days, of discovery of the breach by the covered entity or its agents. Notification must also be made to the Department and, in certain situations involving large breaches, to the media. The American Recovery and Reinvestment Act of 2009 (“ARRA”) broadens the scope of the HIPAA privacy and security regulations. On January 17, 2013, the Department released a final rule that implemented many of the ARRA provisions and became effective March 26, 2013. The final rule has required amendments to many existing agreements with entities that handle PHI on behalf of covered entities, known as business associates. In addition, a covered entity may be subject to penalties as a result of a business associate violating HIPAA, if the business associate is found to be an agent of the covered entity. Covered entities and business associates were required to comply with the final rule by September 23, 2013, except that certain existing business associate agreements may qualify for an extended compliance date of September 23, 2014.

The privacy and security regulations have and will continue to impose significant costs on our facilities in order to comply with these standards. Violations of the HIPAA privacy and security regulations may result in civil and criminal penalties, which have been significantly increased by ARRA. Furthermore, ARRA has strengthened the enforcement provisions of HIPAA, including requiring the Department to perform audits, which may result in increased enforcement activity. In addition, ARRA authorizes state attorneys general to bring civil actions seeking either injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents. ARRA also broadens the applicability of the criminal penalty provisions to employees of covered entities and requires the Department to impose penalties for violations resulting from willful neglect.

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

The Health Reform Law allocates $350.0 million of additional federal funding over 10 years to fight healthcare fraud, waste and abuse, including $40.0 million for federal fiscal year 2014 and additional increased funding through 2020. In addition, government agencies and their agents, including MACs, may conduct audits of our healthcare operations. Private payors may conduct similar audits, and we also perform internal audits and monitoring.

Certificates of Need

In some states, the construction of new facilities, acquisition of existing facilities or addition of new beds or services may be subject to review by state regulatory agencies under a certificate of need program. Nevada is the only state in which we currently operate that requires approval of acute care hospitals under a certificate of need program. Certificate of need laws generally require appropriate state agency determination of public need and approval prior to the addition of beds or services or other capital expenditures. Failure to obtain necessary state approval can result in the inability to expand facilities, add services and complete an acquisition or change ownership. Further, violation may result in the imposition of civil sanctions or the revocation of a facility’s license.

Environmental Matters

We are subject to various federal, state and local environmental laws and regulations, including those relating to the protection of human health and the environment. The principal environmental requirements applicable to our operations relate to:

•	the proper handling and disposal of solid waste, medical waste, hazardous waste, universal waste and low-level radioactive medical waste;

•	the proper use, storage and handling of mercury, radioactive materials and other hazardous materials;

•	registration and licensing of radiological equipment;

•	underground and above-ground storage tanks;

•	management of hydraulic fluid or oil associated with elevators, chiller units or other equipment;

•	management of asbestos-containing materials or lead-based paint present or likely to be present at some locations;

•	air emission permits and standards for boilers or other equipment; and

•	wastewater discharge permits or requirements.

We do not expect our obligations under these or other applicable environmental laws and requirements to have a material effect on us. In the course of our operations, we may also identify other circumstances at our facilities, such as water intrusion or the presence of mold or fungus, which warrant action, and we can and do incur additional costs to address those circumstances. Under various environmental laws, we may also be required to clean up or contribute to the cost of cleaning up substances that have been released to the environment either at properties owned or operated by us or our predecessors or at properties to which substances from our operations were sent for off-site treatment or disposal. These remediation obligations may be imposed without regard to fault, and liability for environmental remediation can be substantial. While we cannot predict whether or to what extent we might be held responsible for such cleanup costs in the future, as of the date of this Report, we have not identified any significant cleanup costs or liabilities that are expected to have a material effect on us.

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

For our fiscal year 2013, our self-insured retention for professional and general liability coverage remains unchanged at $5.0 million per claim, with an excess aggregate limit of $55.0 million, and maximum coverage under our insurance policies of $75.0 million. Our self-insurance reserves for estimated claims incurred but not yet reported is based upon estimates determined by third-party actuaries. Funding for the self-insured retention of such claims is derived from operating cash flows. We cannot assure you that this insurance will continue to be available at reasonable prices that will allow us to maintain adequate levels of coverage. We also cannot assure you that our cash flow will be adequate to provide for professional and general liability claims in the future.

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

The cost of maintaining our information systems has increased significantly in recent years, partially due to the impact of implementing and demonstrating meaningful use of certified EHR technology. Information systems maintenance expense increased $2.7 million to $15.9 million for fiscal year ended September 30, 2013, as compared to the prior year. We expect the trend of increased maintenance costs in this area to continue in the future.

ARRA included approximately $26.0 billion in funding for various healthcare information technology (“IT”) initiatives, including Medicare and Medicaid incentives for eligible hospitals and professionals to adopt and meaningfully use certified EHR technology (“EHR Incentive Programs”). In addition, eligible providers that fail to demonstrate meaningful use of certified EHR technology will be subject to reduced payments from Medicare, beginning in federal fiscal year 2015 for eligible hospitals and calendar year 2015 for eligible professionals. Implementation of the EHR Incentive Programs has been divided into three stages with increasing requirements for participation. Stage 1 requires providers to meet meaningful use objectives specified by CMS, which include electronically capturing health information in structured format, tracking key clinical conditions for coordination of care purposes, implementing clinical decision support tools to facilitate disease and medication management, using EHRs to engage patients and families, and reporting clinical quality measures and public health information. Our hospitals, as well as a number of our physician clinics, substantially met the Stage 1 requirements in fiscal year 2012. On September 4, 2012, CMS published a final rule that specified the Stage 2 criteria for continued participation in the EHR Incentive Programs. Stage 2 introduces several new meaningful use measures, as well as imposes stricter requirements on certain existing Stage 1 measures. Providers must achieve meaningful use under the Stage 1 criteria before advancing to Stage 2 and are required to meet the criteria for the applicable stage based on their first year of attesting to meaningful use. Our hospitals and physician clinics whose first payment year was 2011 or 2012 are required to meet Stage 2 criteria beginning in 2014. Though we expect to continue to incur certain non-productive and other operating costs, as well as additional investments in hardware and software, we believe our historical investments in advanced clinical and other information systems, as well as quality of care programs, provides a solid platform to build upon for timely compliance with the healthcare IT initiatives and requirements of ARRA.

Employees and Medical Staff

As of October 1, 2013, we had 13,177 employees, including 3,271 part-time employees. We consider our employee relations to be good. We recruit and retain nurses and medical support personnel by creating a desirable, professional work environment, providing competitive wages, benefits and long-term incentives, and providing career development and other training programs. In order to supplement our current employee base, we have expanded our relationship with local colleges and universities, including our sponsorship of nursing scholarship programs, in our markets.

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

Seasonality

The patient volumes and net revenue at our facilities are subject to seasonal variations and generally are greater during the quarter ended March 31 than other quarters. These seasonal variations are caused by a number of factors, including, without limitation, seasonal cycles of illness, climate and weather conditions in our markets, vacation patterns of both patients and physicians and other factors relating to the timing of elective procedures.

Available Information

We file periodic and current reports and other information with the Securities and Exchange Commission (the “SEC”). All filings made by IASIS with the SEC may be copied and read at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, as IASIS does. The website address of the SEC is http://www.sec.gov.

Additionally, a copy of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to the aforementioned filings, are available on our website, www.iasishealthcare.com, free of charge as soon as reasonably practicable after we electronically file such reports or amendments with, or furnish them to, the SEC. The filings can be found in the SEC filings section of our website. Reference to our website does not constitute incorporation by reference of the information contained on the website and should not be considered part of this Report. All of the aforementioned materials may also be obtained free of charge by contacting us at our principal offices located at 117 Seaboard Lane, Building E, Franklin, TN 37067 or by calling (615) 844-2747.

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

Risks Related to Our Business

Changes In Governmental Healthcare Programs May Reduce Our Revenues.

Governmental healthcare programs, principally Medicare and Medicaid, including managed Medicare and managed Medicaid, accounted for 43.2%, 46.2% and 46.6% of our hospitals’ net patient revenue for the years ended September 30, 2013, 2012 and 2011, respectively. However, in recent years legislative and regulatory changes have limited, and in some cases reduced, the levels of payments that our hospitals receive for various services under the Medicare, Medicaid and other federal healthcare programs. The BCA provides for new spending on program integrity initiatives intended to reduce fraud and abuse under the Medicare program. The BCA requires automatic spending reductions of $1.2 trillion for federal fiscal years 2013 through 2021, minus any deficit reductions enacted by Congress and debt service costs. However, the percentage reduction for Medicare may not be more than 2% for a fiscal year, with a uniform percentage reduction across all Medicare programs. These automatic spending reductions are commonly referred to as “sequestration.” Sequestration began on March 1, 2013, with CMS imposing a 2% reduction on Medicare claims beginning April 1, 2013. We are unable to predict what other deficit reduction initiatives may be proposed by the President or the Congress or whether the President and the Congress will restructure or suspend sequestration. It is possible that changes in the law to end or restructure sequestration will result in greater spending reductions than required by the BCA.

Any government healthcare program reductions will be in addition to reductions mandated by the Health Reform Law, which provides for material reductions in the growth of Medicare program spending, including reductions in Medicare market basket updates and Medicare DSH funding. Further, from time to time, CMS revises the reimbursement systems used to reimburse healthcare providers, including changes to the MS-DRG system and other payment systems, which may result in reduced Medicare payments. In some cases, commercial third-party payors and other payors, such as some state Medicaid programs, rely on all or portions of the Medicare MS-DRG system to determine payment rates, and therefore, adjustments that negatively impact Medicare payments may also negatively impact payments from Medicaid programs or commercial third-party payors and other payors.

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

Our Texas hospitals participate in private supplemental Medicaid reimbursement programs that are structured to expand the community safety net by providing indigent healthcare services and result in additional revenues for participating hospitals. Although CMS approved a Medicaid waiver that allows Texas to continue receiving supplemental Medicaid reimbursement while expanding its managed Medicaid program, we cannot predict whether the Texas private supplemental Medicaid reimbursement programs will continue or guarantee that revenues recognized from the programs will not decrease. Beginning in 2014, the Health Reform Law provides for significant expansion of the Medicaid program, but the Department may not penalize states that do not implement the Medicaid expansion provisions with the loss of existing federal Medicaid funding. Thus, states may opt not to implement the expansion. We believe that hospital operating margins across the country, including ours, have been and may continue to be under pressure because of limited pricing flexibility and growth in operating expenses in excess of the increase in payments under Medicare and other governmental programs. Current or future healthcare reform efforts, additional changes in laws or regulations regarding government health programs, changes to structure and reimbursement rates of governmental health programs or other changes in the administration of government health programs could have a material, adverse effect on our financial position and results of operations.

We Are Unable To Predict With Certianty The Impact Of The Health Reform Law, Which Represents Significant Change To The Healthcare Industry.

        The Health Reform Law represents significant change across the healthcare industry. The Health Reform Law is expected to decrease the number of uninsured individuals by expanding coverage to additional individuals through a combination of public program expansion and private sector health insurance reforms. The Health Reform Law expands eligibility under existing Medicaid programs and subsidizes states that create non-Medicaid plans for certain residents that do not qualify for Medicaid. States may opt not to implement the expansion. A number of state governors and legislatures, including Texas and Louisiana, have chosen not to participate in the expanded Medicaid program at this time, however these states could choose to implement the expansion at a later date. Further, the Health Reform Law requires states to establish or participate in health insurance exchanges or default to a federally-

operated Exchange to facilitate the purchase of health insurance by individuals and small businesses. Through the “individual mandate,” the Health Reform Law imposes financial penalties on individuals who fail to carry insurance coverage. However, the federal online Exchange has experienced significant technical issues that have negatively impacted the ability of individuals to enroll in Medicaid and to purchase health insurance. These technical issues, especially if not corrected in a timely manner, could lead to the federal government delaying the individual mandate tax penalties past the current March 31, 2014 deadline, further delays in uninsured individuals obtaining health insurance and an increase in the number of individuals who choose to pay the tax mandates rather than to purchase health insurance. In addition, the employer mandate requires companies with 50 or more employees to provide health insurance or pay fines, as well as insurer reporting requirements, but it has been delayed until January 1, 2015. The Health Reform Law also establishes a number of health insurance market reforms, including a ban on lifetime limits and pre-existing condition exclusions, new benefit mandates, and increased dependent coverage. Although the expansion of health insurance coverage should increase revenues from providing care to certain previously uninsured individuals, many of these provisions of the Health Reform Law will not become effective until 2014 or later.

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

The Health Reform Law contains additional provisions intended to promote value-based purchasing. The Department has established a value-based purchasing system for hospitals that provides incentive payments to hospitals that meet or exceed certain quality performance standards, and such system is funded through decreases in the inpatient prospective payment system market basket updates to all hospitals. Further, hospitals with excess readmissions for conditions designated by the Department receive reduced payments for all inpatient discharges, not just discharges relating to the conditions subject to the excess readmissions standard. The Health Reform Law also prohibits the use of federal funds under the Medicaid program to reimburse providers for medical assistance provided to treat certain healthcare-acquired conditions and other provider-preventable conditions. In addition, beginning in federal fiscal year 2015, hospitals that fall into the worst 25% of national risk-adjusted HAC rates for all hospitals in the previous year will receive a 1% reduction in their total Medicare payments.

The Health Reform Law changes how healthcare services are covered, delivered, and reimbursed. However, many variables continue to impact the effect of the Health Reform Law, including the law’s complexity, lack of complete implementing regulations and or interpretive guidance, gradual and partially delayed implementation, possible amendment, repeal or further implementation delays, further technical issues with the federal government’s website, uncertainty regarding the success of Exchanges enrolling uninsured individuals, possible reductions in funding by Congress and future reductions in Medicare and Medicaid reimbursement, how individuals and businesses will respond to the new choices and obligations under the law as well as the uncertainty as to the extent to which states will choose to participate in the expanded Medicaid program. Because of these many variables, we are unable to predict with certainty the net effect on our operations of the expected increases in insured individuals using our facilities, the reductions in government healthcare spending, and numerous other provisions in the Health Reform Law that may affect us. We are unable to predict with certainty how providers, payors, employers and other market participants will respond to the various reform provisions because many provisions will not be implemented for several years under the Health Reform Law’s implementation schedule.

Our Net Revenue And Profitability Could Be Adversely Affected By The Loss Of, Or Changes In, Health Choice’s Contract With AHCCCS, A Failure To Control Medical Costs At Health Choice And Other Factors Related To Health Choice.

Effective October 1, 2013, Health Choice commenced its new contract with AHCCCS. The contract has an initial term of three years and includes two additional one-year renewal options that can be exercised at the discretion of AHCCCS. The contract is terminable without cause on 90 days written notice or for cause upon written notice if we fail to comply with any term or condition of the contract or fail to take corrective action as required to comply with the terms of the contract. Additionally, AHCCCS can terminate our contract in the event of the unavailability of state or federal funding. If our contract with AHCCCS is terminated, our financial condition, cash flows and results of operations would be adversely affected. The new contract allows Health Choice to serve Medicaid members in the following Arizona counties: Apache, Coconino, Gila, Maricopa, Mohave, Navajo, Pima and Pinal. For the years ended September 30, 2013, 2012 and 2011, we derived 21.2%, 22.1% and 30.2%, respectively, of our consolidated net revenue from our contract with AHCCCS.

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

While Health Choice’s enrollment continued to decline during the year ended September 30. 2013, the rate of decline has moderated and, with the award of a new contract covering certain new service areas and an altered competitive landscape following the state’s contract awards, we anticipate enrollment growth in our fiscal year 2014. Additionally, on June 17, 2013, the governor of Arizona signed into law the expansion of its Medicaid program under the Health Reform Law, which includes increased eligibility for adults, children and pregnant women, and the restoration of eligibility to childless adults that was previously eliminated. The expansion of the state’s Medicaid program under the Health Reform Law may result in the addition of approximately 370,000 people to its Medicaid rolls over the next few years. The law may face opposition from groups that are considering lawsuits to challenge the passage of the law. The law is scheduled to go into effect January 1, 2014. If additional changes to the Arizona Medicaid program are implemented in the future, our revenue and earnings could be significantly impacted.

AHCCCS, the state Medicaid agency in Utah, and CMS set the capitated rates we receive at Health Choice which, in turn, subcontracts with physicians, hospitals and other healthcare providers to provide services to its enrollees. If we fail to effectively manage healthcare costs, these costs may exceed the payments we receive. Historically, our medical claims expense as a percentage of premium revenue has fluctuated. Our medical loss ratio for the years ended September 30, 2013, 2012 and 2011, was 84.1%, 83.1% and 84.6%, respectively. Relatively small changes in these medical loss ratios can create significant changes in the profitability of Health Choice. Many factors can cause actual healthcare costs to exceed the capitated rates we receive, including:

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

Effective October 1, 2013, Health Choice began offering insurance plans on the Arizona state insurance exchange (“AZ Exchange”). The profitability of our insurance plans offered on the AZ Exchange is directly linked with the ability of the AZ Exchange to attract a sufficient cross-section of risk membership to balance high and low cost membership. If the AZ Exchange is not perceived as attractive to healthier low cost consumers, the AZ Exchange could become susceptible to adverse selection. The Health Reform Law includes provisions to mitigate the risk of adverse selection; however, there can be no assurance that these provisions will be effective. The effectiveness of these provisions will not be known until certain provisions of the Health Reform Law are fully implemented. If our profitability decreases as a result of adverse selection, our financial condition or results of operations may be adversely affected.

If We Continue To Experience A Shift in Payor Mix From Commercial And Managed Care Payors To Self-Pay And Medicaid, Our Revenue And Results Of Operations Could Be Adversely Affected.

We have experienced a shift in our patient volumes and revenue from commercial and managed care payors to self-pay and Medicaid, including managed Medicaid. This resulted in pressure on pricing and operating margins from expending the same amount of resources to provide patient care, but for less reimbursement. This shift was reflective of continued high unemployment and the resulting increases in states’ Medicaid rolls and the uninsured population. In addition, certain states such as Arizona have implemented measures to reduce enrollment in Medicaid which, in turn, increases the number of uninsured patients seeking care at our hospitals. Given the high rate of unemployment and its impact on the economy, particularly in the markets we serve, we expect the elevated levels in our self-pay payor mix to continue until the U.S. economy experiences an economic recovery that includes job growth and a meaningful decline in unemployment. In addition, implementation of the Health Reform Law could result in some patients terminating their current insurance plans in favor of lower cost Medicaid plans or other insurance coverage with lower reimbursement levels.

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

If We Are Unable To Retain And Negotiate Reasonable Contracts With Managed Care Plans, Our Net Revenue May Be Reduced.

Our ability to obtain reasonable contracts with health maintenance organizations, preferred provider organizations and other managed care plans significantly affects the revenue and operating results of our hospitals. Revenue derived from health maintenance organizations, preferred provider organizations and other managed care plans accounted for 37.9%, 38.1% and 41.1% of our hospitals’ net patient revenue for the years ended September 30, 2013, 2012 and 2011, respectively. Our hospitals have over 400 managed care contracts with no one commercial payor representing more than 10.0% of our net patient revenue. In most cases, we negotiate our managed care contracts annually as they come up for renewal at various times during the year. Further, many of these contracts are terminable by either party on relatively short notice. Our future success will depend, in part, on our ability to retain and renew our managed care contracts and enter into new managed care contracts on terms favorable to us. Other healthcare providers, including some with integrated health systems, provider networks, greater geographic coverage or a wider range of services, may impact our ability to enter into managed care contracts or negotiate increases in our reimbursement and other favorable terms and conditions. For example, some of our competitors may negotiate exclusivity provisions with managed care plans or otherwise restrict the ability of managed care companies to contract with us. In one region in which we operate, the largest healthcare provider organization controls one of the largest payor organizations and operates it primarily as a closed network. The patients enrolled in this integrated health system are largely unavailable to us. In addition, consolidation among managed care companies may reduce our ability to negotiate favorable contracts with such payors. It is not clear what impact, if any, the increased obligations on managed care and other payors imposed by the Health Reform Law will have on our ability to negotiate reimbursement increases. If we are unable to retain and negotiate favorable contracts with managed care plans or experience reductions in payment increases or amounts received from non-governmental payors, our revenues may be reduced.

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

While the Health Reform Law is expected to decrease over time the number of uninsured individuals through expanding Medicaid and incentivizing employers to offer, and requiring individuals to carry, health insurance or be subject to penalties, these provisions generally will not become effective until January 1, 2014. The federal Exchange has experienced significant technical issues that have negatively impacted the ability of individuals to enroll in Medicaid and to purchase health insurance. Further, the extent to which individual states will participate in the Health Reform Law’s expanded Medicaid program is unclear since the the federal government cannot eliminate or reduce existing federal Medicaid funding if states opt out of the law’s Medicaid expansion. A number of state governors and legislatures, including Texas and Louisiana, have chosen not to participate in the expanded Medicaid program at this time; however, these states could choose to implement the expansion at a later date.

It is difficult to predict with certainty the full impact of the Health Reform Law due to the law’s complexity, lack of implementing regulations or interpretive guidance, gradual and partially delayed implementation, possible amendment of the law, repeal or further implementation delays, continued technical issues with the federal government’s website, uncertainty regarding the success of Exchanges enrolling uninsured individuals, possible reductions in funding by Congress, future reductions in Medicare and Medicaid reimbursement and uncertainty surrounding state participation in the law’s expanded Medicaid program, as well as our inability to foresee how individuals and businesses will respond to the choices afforded them under the law. We may continue to provide charity care to those who choose not to comply with the insurance requirements and undocumented aliens who are not permitted to enroll in a health insurance exchange or government healthcare programs.

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

Industry Trends Towards Value-Based Purchasing May Negatively Impact Our Revenues.

There is a trend in the healthcare industry towards value-based purchasing of healthcare services. These value-based purchasing programs include both public reporting of quality data and preventable adverse events tied to the quality and efficiency of care provided by facilities. Governmental programs, including Medicare and Medicaid, currently require hospitals to report certain quality data to receive full reimbursement updates. In addition, Medicare does not reimburse for care related to certain preventable adverse events (also called “never events”). Many large commercial payers currently require hospitals to report quality data, and several commercial payers do not reimburse hospitals for certain preventable adverse events. The Health Reform Law contains a number of provisions intended to promote value-based purchasing under Medicare and Medicaid. We expect value-based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common and to involve a higher percentage of reimbursement amounts. While we believe we are adopting our business strategies to compete in a value-based reimbursement environment, we are unable at this time to predict how this trend will affect our results of operations, and it could negatively impact our revenues.

If Controls Imposed By Medicare And Third-Party Payers To Reduce Admissions And Length Of Stay Affect Our Inpatient Volume, Our Financial Condition Or Results Of Operations Could Be Adversely Affected

Controls imposed by Medicare and commercial third-party payers designed to reduce admissions and lengths of stay, commonly referred to as “utilization reviews,” have affected and are expected to continue to affect our facilities. Utilization review entails the review of the admission and course of treatment of a patient by managed care plans. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively affected by payer-required preadmission authorization and utilization review and by payer pressures to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. Efforts to impose more stringent cost controls and reductions are expected to continue. For example, the Health Reform Law potentially expands the use of prepayment review by Medicare contractors by eliminating statutory restrictions on their use. Furthermore, the modified CMS policy on how MACs review inpatient hospital admissions for payment purposes could potentially reduce inpatient volume for patient stays spanning 0-1 midnight.

There has been increased scrutiny of a hospital’s “Medicare Observation Rate” from government enforcement agencies and industry observers. A low rate may raise suspicions that a hospital is inappropriately admitting patients that could be cared for in an observation setting. The industry may be subject to increased scrutiny and litigation risk, including government investigations and qui tam suits, related to inpatient admission decisions and the Medicare Observation Rate. In addition, CMS has established what is referred to as the “two midnight rule” (“TMR”) to guide practitioners admitting patients and contractors conducting payment reviews on when it is appropriate to admit individuals as hospital inpatients. Under the TMR, Medicare beneficiaries are only to be admitted as inpatients when there is a reasonable expectation that the care is medically necessary and expectation that the care will cross two midnights absent unusual circumstances. Compliance with TMR will become subject to audits beginning April 1, 2014, but CMS has advised that reviews will occur for admissions beginning October 1, 2013 at selected facilities to provide educational outreach on the TMR.

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

Our Hospitals Face Competition For Staffing Especially As A Result Of The Shortage Of Nurses, Which Has In The Past And May In The Future Increase Our Labor Costs And Materially Reduce Our Profitability.

We compete with other healthcare providers in recruiting and retaining qualified management and staff personnel responsible for the day-to-day operations of each of our hospitals, including most significantly nurses and other non-physician healthcare professionals. While the national nursing shortage has abated somewhat as a result of the weakened U.S. economy, certain portions of our markets have limited available nursing resources. In the healthcare industry generally, including in our markets, the shortage of nurses and other medical support personnel has become a significant operating issue. This shortage has caused us in the past and may require us in the future to increase wages and benefits to recruit and retain nurses and other medical support personnel or to hire more expensive temporary personnel. On several occasions in the past, we voluntarily raised, and expect to raise in the future, wages for our nurses and other medical support personnel.

If our labor costs continue to increase, we may not be able to raise our payer reimbursement levels to offset these increased costs. Because substantially all of our net patient revenues consist of payments based on fixed or negotiated rates, our ability to pass along increased labor costs is materially constrained. Our failure to recruit and retain qualified management, nurses and other medical support personnel, or to control our labor costs, could have a material adverse effect on our profitability.

Our Hospitals Face Competition From Other Hospitals And Healthcare Providers That Could Impact Patient Volume.

In general, the hospital industry is highly competitive. Our hospitals face competition for patients from other hospitals in our markets, large vertically integrated providers, large tertiary care centers and outpatient service providers that provide similar services to those provided by our hospitals. All of our facilities are located in geographic areas in which at least one other hospital provides services comparable to those offered by our hospitals. Some of the hospitals that compete with ours are physician-owned or owned by governmental agencies or not-for-profit corporations supported by endowments and charitable contributions and can finance capital expenditures and operations on a tax-exempt basis. In addition, the number of freestanding specialty hospitals, outpatient surgery centers, emergency departments, urgent care centers and outpatient diagnostic centers has increased significantly in the areas in which we operate. We also face competition from competitors that are implementing physician alignment strategies, such as employing physicians, acquiring physician practice groups and participating in ACOs or other clinical integration models. Some of our competitors also have greater geographic coverage, offer a wider range of services or invest more capital or other resources than we do. In addition, competitors that operate non-hospital facilities or hospitals not owned by physicians are not subject to the same federal restrictions on expansion as our physician-owned hospitals. If our competitors are unable to achieve greater geographic coverage, improve access and convenience to physicians and patients, recruit physicians to provide competing services at their facilities, expand or improve their services or obtain more favorable managed care contracts, we may experience a decline in patient volume.

CMS publicizes performance data relating to quality measures and data on patient satisfaction surveys that hospitals submit in connection with their Medicare reimbursement. Federal law provides for the future expansion of the number of quality measures that must be reported. Further, the Health Reform Law requires all hospitals annually to establish, update and make public a list of their standard charges for items and services. If any of our hospitals should achieve poor results (or results that are lower than our competitors) on these quality criteria, or if our standard charges are higher than those published by our competitors, our patient volumes could decline. In the future, the required reporting of additional quality measures and other trends toward clinical transparency and value-based purchasing of healthcare services may have an adverse impact on our competitive position and patient volume.

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

The whole hospital exception, as amended, also contains additional disclosure requirements. For example, a grandfathered physician-owned hospital is required to submit an annual report to the Department listing each investor in the hospital, including all physician owners, by December 1, 2013 and annually thereafter. In addition, grandfathered physician-owned hospitals must have procedures in place that require each referring physician owner to disclose to patients, with enough notice for the patient to make a meaningful decision regarding receipt of care, the physician’s ownership interest and, if applicable, any ownership interest held by the treating physician. A grandfathered physician-owned hospital also must disclose on its website and in any public advertising the fact that it has physician ownership. The Health Reform Law requires the Department to audit grandfathered physician-owned hospitals’ compliance with these requirements.

On September 25, 2013, we voluntarily self-disclosed for resolution through the Self-Referral Disclosure Protocol established by CMS non-compliance by ten of our affiliated hospitals with a certain element of an exception of the Stark Law. Provisions of the Affordable Care Act that became effective on September 23, 2011 require, as an element of the Stark Law’s “whole-hospital” exception, that hospitals having physician ownership disclose such ownership on their public websites and in public advertising. The self-disclosure states that, on August 12, 2013, we discovered that our affiliated hospitals partially owned by physicians did not consistently make such disclosures. The self-disclosure also states that, on August 13, 2013, the hospitals added the disclosures to those public websites that did not previously have them and began to include the disclosures in new public advertising. The self-disclosure explains that, as a result of the absence of the website and advertising disclosures, the referrals of direct and indirect physician owners (and physicians who are immediate family members of direct and indirect owners) to the physician-owned hospitals of Medicare beneficiaries did not consistently qualify for the Stark Law’s “whole-hospital” exception from September 23, 2011 through August 13, 2013. On October 21, 2013, we submitted a supplement to the self-disclosure, reporting Medicare payments to the hospitals for services resulting from referrals affected by the non-compliance and the hospitals’ profit distributions to physicians (and known immediate family members of physicians) with respect to their ownership interests in the hospitals during the same period. CMS has made no commitments, as a general matter or in this case, regarding the timing or substance of resolution of self-disclosed Stark Law noncompliance through the voluntary CMS Self-Referral Disclosure Protocol. We express no opinion as to the outcome of this matter, other than to state that, at this time, any repayment obligation to be determined by CMS is unknown and not currently estimable, and that the matter could take up to one year or longer to resolve.

In light of Health Care Reform Law’s restrictions on the whole hospital exception and limited interpretive guidance, it may be difficult for us to determine how the exception will apply to specific situations, including the ones discussed above, that may arise with our hospitals. If any of our hospitals, including the ones discussed above, fail to comply with the amended whole hospital exception, those hospitals could be found to be in violation of the Stark Law, and we could incur significant financial or other penalties.

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

We engage in many of these and other activities that could be the subject of governmental investigations or inquiries from time to time. For example, we have significant Medicare and Medicaid billings, we have numerous financial arrangements with physicians who are referral sources to our hospitals and we have nine hospitals as of September 30, 2013, that have physician investors. In addition, our executives and managers, many of whom have worked at other healthcare companies that are or may become the subject of federal and state investigations and private litigation, may be included in governmental investigations or named as defendants in private litigation. Any additional investigations of us, our executives or our managers could result in significant liabilities or penalties to us, as well as adverse publicity.

In addition, governmental agencies and their agents, such as MACs, fiscal intermediaries and carriers, as well as the OIG, CMS and state Medicaid programs, conduct audits of our healthcare operations. Private payors may conduct similar audits, and we also perform internal audits and monitoring. Depending on the nature of the conduct found in such audits and whether the underlying conduct could be considered systemic, the resolution of these audits could have a material, adverse effect on our financial position, results of operations and cash flows.

CMS has implemented a nationwide RAC program pursuant to which it engages private contractors to conduct post-payment reviews to detect and correct improper payments in the Medicare program. The contractors receive a contingency fee based on the amount of corrected, improper payments. The Health Reform Law expanded the RAC program’s scope to include other Medicare programs, including managed Medicare, effective December 31, 2010. In addition, CMS has implemented a pre-payment demonstration project that allows RACs to review claims before they are paid to ensure that the provider complied with all Medicare payment rules. Under the demonstration project, RACs conduct prepayment reviews on certain types of claims that historically result in high rates of improper payments, beginning with those involving short stay inpatient hospital services. These reviews focus on seven states (Florida, California, Michigan, Texas, New York, Louisiana and Illinois) with high populations of fraud and error-prone providers and four states (Pennsylvania, Ohio, North Carolina, and Missouri) with high claims volumes of short inpatient hospital stays. The demonstration project began on August 27, 2012 and runs for a three year period.

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

We Have Entered Into Sale-Leaseback Arrangements With A Real Estate Investment Trust For Certain Of Our Hospitals’ Real Estate And the Related Lease Terms And Obligations Expose Us To Increased Risk Of Loss Of Property Or Other Unfavorable Leasing Implications, Which Could Materially And Adversely Impact Our Business, Financial Condition And Results Of Operations.

Our leases generally provide for renewal or extension options. These options generally are based upon prescribed formulas but, in certain cases, may be at fair market value. We expect to renew or extend our leases in the normal course of business; however, there can be no assurance that these rights will be exercised in the future or that we will be able to satisfy the conditions precedent to exercising any such renewal or extension. Furthermore, the terms of any such options that are based upon fair market value are inherently uncertain and could be unacceptable or unfavorable to us depending upon the circumstances at the time of exercise.

In addition, our leases can be subject to early termination if we violate certain provisions or covenants contained in the leases. Some of our hospital leases are leased from the same landlord and contain cross-default provisions that would allow that landlord to terminate all leases with us if we violate certain defined provisions related to a single lease with them.

If we are not able to renew or extend our existing leases, or purchase the hospitals subject to such leases, at or prior to the end of the existing lease terms, if the terms of such options are unfavorable or unacceptable to us, or if any landlord terminates a lease because of our breach of the lease, our business, financial condition and results of operation could be materially and adversely affected.

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

We Are Subject To Risks Associated With Outsourcing Functions To Third Parties.

To improve operating margins, productivity and efficiency, we outsource selected nonclinical business functions to third parties. We take steps to monitor and regulate the performance of independent third parties to whom we have delegated selected functions which may include revenue cycle management, patient access, billing, cash collections, payment compliance and other support services.

Arrangements with third party service providers may make our operations vulnerable if vendors fail to satisfy their obligations to us as a result of their performance, changes in their own operations, financial condition, or other matters outside of our control. Our use of third party providers may also require changes to our existing operations and the adoption of new procedures and processes for retaining and managing these providers, as well as redistributing responsibilities as needed, in order to realize the potential productivity and operational efficiencies. Effective management, development and implementation of our outsourcing strategies are important to our business and strategy. If there are delays or difficulties in enhancing business processes or our third party providers do not perform as anticipated, we may not fully realize on a timely basis the anticipated economic and other benefits of the outsourcing projects or other relationships we enter into with key vendors, which could result in substantial costs, divert management’s attention from other strategic activities, negatively affect employee morale or create other operational or financial problems for us.

Terminating or transitioning arrangements with key vendors could result in additional costs and a risk of operational delays, potential errors and possible control issues as a result of the termination or during the transition phase.

If We Fail to Effectively and Timely Implement Electronic Health Record Systems And Transition To The ICD-10 Coding System, Our Operations Could Be Adversely Affected.

As required by ARRA, HHS has adopted an incentive payment program for eligible hospitals and health care professionals that implement certified EHR technology and use it consistently with “meaningful use” requirements. If our hospitals and employed or contracted professionals do not meet the Medicare or Medicaid EHR incentive program requirements, we will not receive Medicare or Medicaid incentive payments to offset some of the costs of implementing the EHR systems. Further, beginning in federal fiscal year 2015, eligible hospitals and physicians that fail to demonstrate meaningful use of certified EHR technology will be subject to reduced payments from Medicare. Failure to implement EHR systems effectively and in a timely manner could have a material adverse effect on our financial position and results of operations.

Health plans and providers, including our hospitals, are required to transition to the new ICD-10 coding system, which greatly expands the number and detail of billing codes used for inpatient claims. Use of the ICD-10 system is required beginning October 1, 2014 as a result of an extension granted by CMS. Transition to the new ICD-10 system requires significant investment in coding technology and software as well as the training of staff involved in the coding and billing process. In addition to these upfront costs of transition to ICD-10, it is possible that our hospitals could experience disruption or delays in payment due to technical or coding errors or other implementation issues involving our systems or the systems and implementation efforts of health plans and their business partners. Further, the transition to the more detailed ICD-10 coding system could result in decreased reimbursement if the use of ICD-10 codes result in conditions being reclassified to MS-DRGs or commercial payer or payment groupings with lower levels of reimbursement than assigned under the previous system.

Regional Economic Downturns Or Other Material Changes In The Economic Condition Could Cause Our Overall Business Results To Suffer.

The U.S. economy remains volatile. Instability in consumer spending and high unemployment rates continue to pressure many industries. During times of economic volatility, governmental entities often experience budgetary constraints as a result of increased costs and lower than expected tax collections. These budgetary constraints have resulted in decreased spending for health and human service programs, including Medicare, Medicaid and similar programs, which represent significant payor sources for our hospitals. Many states, including states in which we operate, have decreased funding for state healthcare programs or made other structural changes resulting in a reduction in Medicaid spending. Additional Medicaid spending cuts may be implemented in the future in the states in which we operate. Other risks we face from general economic volatility include patient decisions to postpone or cancel elective and non-emergent healthcare procedures, increases in the uninsured population and further difficulties in our collection of patient co-payment and deductible receivables.

Our 16 acute care hospital facilities and one behavioral health hospital facility are located in various regions across the country. In addition, Health Choice operates primarily in Phoenix, Arizona. For the fiscal year ended September 30, 2013, our net revenue was generated in the following geographic areas:

Salt Lake City, Utah (excluding Health Choice)	20.0%
Phoenix, Arizona (excluding Health Choice)	14.2%
Five cities in Texas, including Houston and San Antonio	31.0%
Health Choice	23.7%
Other	11.1%

The foregoing table does not incorporate net revenues generated from our former Florida operations. See “Item 1. – Business – Company Overview” for more information regarding the disposition of our Florida operations on October 1, 2013. Any material change in the current demographic, economic, competitive or regulatory conditions in any of these regions could adversely affect our overall business results because of the significance of our operations in each of these regions to our overall operating performance. Moreover, our business is not as diversified as some competing multi-facility healthcare companies and, therefore, is subject to greater market risks.

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

As of September 30, 2013, our self-insured retention for professional and general liability coverage is $5.0 million per claim, with an excess aggregate limit of $55.0 million, and maximum coverage under our insurance policies is $75.0 million.

In addition, physicians’ professional liability insurance costs in certain markets have dramatically increased to the point where some physicians are either choosing to retire early or leave those markets. If physician professional liability insurance costs continue to escalate in markets in which we operate, some physicians may choose not to practice at our facilities, which could reduce our patient volumes and revenues. Our hospitals may also incur a greater percentage of the amounts paid to claimants if physicians are unable to obtain adequate malpractice coverage since we are often sued in the same malpractice suits brought against physicians on our medical staffs who are not employed by us.

We have employed a significant number of additional physicians from our acquisitions. We expect to continue to employ additional physicians in the future. A significant increase in employed physicians could significantly increase our professional and general liability risks and related costs in future periods.

We May Be Unable To Invest The Proceeds We Received From The Sale-Leaseback Or Other Disposition Of Assets Promptly, Effectively Or On Acceptable Terms To Our Investors. In Addition, We Will Have Broad Discretion As To How To Utilize Such Proceeds, And We May Not Apply Such Proceeds In A Manner That Increases Our Value.

In connection with the disposition of our Florida operations and the sale-leaseback of three of our hospital properties, we received aggregate proceeds of approximately $427 million. Our senior credit agreement requires us to prepay borrowings under the senior secure term loan facility with net cash proceeds of certain asset dispositions unless such proceeds are reinvested within 12 months in existing facilities or 24 months in a greenfield construction project (36 months if there is a binding commitment for such investment within such 12 or 24 month periods). Our indenture similarly requires us to make prepayments with net cash proceeds of certain asset dispositions unless such proceeds have been either reinvested or used to prepay our obligations under the senior secure term loan facility within 365 days (an additional 180 days exists if there is a binding commitment for such investment). See “Item 7.– Management’s Discussion and Analysis – Liquidity and Capital Resources – Capital Resources.”

Delays in investing these or other similar proceeds may, in addition to requiring prepayments as described above, delay and/or impair our growth, revenues and cash flows. We cannot assure you that we will be able to identify any acquisition or development opportunities or other investments that meet our investment objectives or that any investment that we make will produce a positive return. In addition, we may be unable to invest such proceeds on acceptable terms to our investors within the prepayment grace period or at all, which could harm our financial condition and operating results.

Moreover, our senior credit agreement and indenture allow us flexibility in investing the net proceeds of this disposition, and we may use such proceeds in ways which are not contemplated at the time of this Report. See “Item 7.– Management’s Discussion and Analysis – Liquidity and Capital Resources – Capital Expenditures.” If we do not invest or apply such proceeds in ways that enhance the Company’s value, we may fail to achieve expected financial results and our business, financial condition and result from operations could be materially and adversely impacted.

We May Be Unable To Achieve Our Acquisition And Growth Strategies And We May Have Difficulty Acquiring Non-Profit Hospitals Due To Regulatory Scrutiny.

An important element of our business strategy is expansion by acquiring hospitals and ambulatory care and other facilities in our existing markets and in new urban and suburban markets and by entering into partnerships or affiliations with other healthcare service providers. The competition to acquire these facilities is significant, including competition from healthcare companies with greater financial resources than us. There is no guarantee that we will be able to successfully integrate acquired hospitals and ambulatory care facilities, which limits our ability to complete future acquisitions.

In addition, we may not be able to acquire additional hospitals on satisfactory terms and future acquisitions may be on less than favorable terms. We may have difficulty obtaining financing, if necessary, for future acquisitions on satisfactory terms. Furthermore, we invest capital in our existing facilities to develop new services or expand or renovate our facilities in an effort to generate new, or sustain existing, revenues from our operations. We may not be able to finance these capital commitments or development programs through operating cash flows or additional debt proceeds. Additionally, many states, including some where we have hospitals and others where we may in the future attempt to acquire hospitals, have adopted legislation regarding the sale or other disposition of hospitals operated by non-profit entities. In other states that do not have specific legislation, the attorneys general have demonstrated an interest in these transactions under their general obligations to protect charitable assets from waste. These legislative and administrative efforts focus primarily on the appropriate valuation of the assets divested and the use of the sale proceeds by the non-profit seller. These review and approval processes can add time to the consummation of an acquisition of a non-profit hospital, and future actions on the state level could seriously delay or even prevent future acquisitions of non-profit hospitals. Furthermore, as a condition to approving an acquisition, the attorney general of the state in which the hospital is located may require us to maintain specific services, such as emergency departments, or to continue to provide specific levels of charity care, which may affect our decision to acquire or the terms upon which we acquire these hospitals.

Difficulties With The Integration Of Acquisitions May Disrupt Our Ongoing Operations.

We may, from time to time, evaluate strategic opportunities such as joint ventures and acquisitions that may be material. The process of integrating acquired hospitals or other acute care operations may require a disproportionate amount of management’s time and attention, potentially distracting management from its other day-to-day responsibilities. In addition, poor integration of acquired facilities could cause interruptions to our business activities, including those of the acquired facilities, and could result in potential loss of key employees or customers of acquired companies. As a result, we may not realize all or any of the anticipated benefits of an acquisition and we may incur significant costs related to the acquisitions or integration of these facilities. In addition, we may acquire hospitals that have unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations. Although we seek indemnification from prospective sellers covering these matters, we may nevertheless have material liabilities for past activities of acquired hospitals.

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

If The Fair Value Of Our Reporting Units Declines, A Material Non-Cash Charge To Earnings From An Impairment Of Our Goodwill May Result.

At September 30, 2013, we had $816.4 million of goodwill recorded in our consolidated financial statements. We expect to recover the carrying value of this goodwill through our future cash flows.

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

We have outstanding $850.0 million in aggregate principal amount of 8.375% senior notes due 2019 (the “Senior Notes”), which mature on May 15, 2019. We have also entered into our senior secured credit facilities, which include (1) amounts outstanding under our senior secured term loan of $999.5 million, maturing May 2018 and (2) a senior secured revolving credit facility of $300.0 million with a five-year maturity, of which up to $150.0 million may be utilized for the issuance of letters of credit (together, the “Senior Secured Credit Facilities”). Our ability to borrow funds under our revolving credit facility is subject to the financial viability of the participating financial institutions. If any of our creditors were to suffer financial difficulties, or if the credit markets were to deteriorate, our ability to access available funds under our revolving credit facility could be limited.

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

During the next twelve months, along with interest on our Senior Secured Credit Facilities, we are required to repay $10.1 million in principal under our Senior Secured Credit Facilities and $71.2 million in interest under the Senior Notes. If we cannot make scheduled payments on our debt, we will be in default and, as a result:

•	our debt holders could declare all outstanding principal and interest to be due and payable;

•	our secured debt lenders could terminate their commitments and commence foreclosure proceedings against our assets; and

•	we could be forced into bankruptcy or liquidation.

Our Substantial Indebtedness Could Adversely Affect Our Financial Flexibility And Our Competitive Position.

We have a significant amount of indebtedness. As of September 30, 2013, we had $1,873.7 million of indebtedness outstanding, in addition to availability under the revolving portion of our Senior Secured Credit Facilities. Our substantial amount of indebtedness could have significant consequences on our financial condition and results of operations. For example, it could:

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

We, Including Our Subsidiaries, Have The Ability To Incur Substantially More Indebtedness, Including Senior Secured Indebtedness.

Subject to the restrictions in our Senior Secured Credit Facilities and the indenture governing the Senior Notes, we, including our subsidiaries, may incur significant additional indebtedness. As of September 30, 2013:

•	we had $850.0 million of senior unsecured indebtedness under the notes;

•	we had $999.5 million of senior secured debt outstanding under our Senior Secured Credit Facilities;

•	subject to compliance with customary conditions, we had available to us $228.9 million (after consideration of outstanding letters of credit totaling $71.1 million under our revolving credit facility) under the revolving portion of our Senior Secured Credit Facilities, which, if borrowed, would be senior secured indebtedness; and

•	subject to our compliance with certain covenants and other conditions, including a senior secured leverage ratio, we had the option to request to borrow an unlimited amount of incremental term loans or increase our revolving credit commitments up to $375.0 million, which, if borrowed, would be senior secured indebtedness.

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

Our Indebtedness May Restrict Our Current And Future Operations, Which Could Adversely Affect Our Ability To Respond To Changes In Our Business And To Manage Our Operations.

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties.

Information with respect to our hospitals and other healthcare related properties can be found in this Report under the caption, “Item 1—Business—Our Properties.”

Additionally, our principal executive offices in Franklin, Tennessee are located in approximately 42,000 square feet of office space. Our office space is leased pursuant to a lease contract, which expires on December 31, 2020.

Our principal executive offices, hospitals and other facilities are suitable for their respective uses and generally are adequate for our present needs. Our obligations under our Senior Secured Credit Facilities are secured by, among other things, mortgage liens on all of our material real property and that of certain of our subsidiaries, including the properties listed in “Item 1—Business—Our Properties.” Also, our properties are subject to various federal, state and local statutes and ordinances regulating their operation. Our management does not believe that maintaining compliance with such statutes and ordinances will materially affect our financial position or results of operations.

Item 3.	Legal Proceedings.

        In November 2010, the DOJ sent a letter to IAS requesting a 12-month tolling agreement in connection with an investigation into Medicare claims submitted by our hospitals in connection with the implantation of ICDs during the period 2003 to the present. At that time, neither the precise number of procedures, number of claims, nor the hospitals involved were identified by the DOJ. We understand that the government is conducting a national initiative with respect to ICD procedures involving a number of healthcare providers and is seeking information in order to determine if ICD implantation procedures were performed in accordance with Medicare coverage requirements. On January 11, 2011, IAS entered into the tolling agreement with the DOJ and, subsequently, the DOJ has provided IAS with a list of 194 procedures involving ICDs at 14 hospitals which are the subject of further medical necessity review by the DOJ. We are cooperating fully with the government and, to date, the DOJ has not asserted any claim against our hospitals. We believe that 125 of these procedure claims were properly documented for medical necessity and billed appropriately. On June 29, 2013, our outside counsel submitted to the DOJ summary justifications and supporting evidence relating to the medical claims at four of our hospitals. We continue to search for and develop the documentary support for the remaining 69 of these cases that could have some likelihood of enforcement by the DOJ. If we are unable to place these claims in the no enforcement or lesser enforcement category, the government may require repayment, which could impose a multiplier. The government has not pressed IAS for its response, however, IAS will likely use its extensive training and compliance policies and awareness of the ICD national coverage determination to demonstrate intent to comply with Medicare’s coverage guidelines and commitment to compliance with federal and state authority. In April 2013, the government proposed to extend the tolling agreement, which was accepted by IAS, with the tolling agreement currently set to expire on April 30, 2014. IAS will continue to use the tolling period to locate additional medical records for the 69 records potentially falling within a potential enforcement category, in an attempt to provide documentation to the DOJ of the medical necessity of the procedures. As of the date of this Report, additional analysis is being completed and, based on information currently available, we are unable to quantify an estimate for any potential repayment obligation related to this ICD investigation.

On September 25, 2013, we voluntarily self-disclosed for resolution through the Self-Referral Disclosure Protocol established by CMS non-compliance by ten of our affiliated hospitals with a certain element of an exception of the Stark Law. Provisions of the Affordable Care Act that became effective on September 23, 2011 require, as an element of the Stark Law’s “whole-hospital” exception, that hospitals having physician ownership disclose such ownership on their public websites and in public advertising. The self-disclosure states that, on August 12, 2013, we discovered that our affiliated hospitals partially owned by physicians did not consistently make such disclosures. The self-disclosure also states that, on August 13, 2013, the hospitals added the disclosures to those public websites that did not previously have them and began to include the disclosures in new public advertising. The self-disclosure explains that, as a result of the absence of the website and advertising disclosures, the referrals of direct and indirect physician owners (and physicians who are immediate family members of direct and indirect owners) to the physician-owned hospitals of Medicare beneficiaries did not consistently qualify for the Stark Law’s “whole-hospital” exception from September 23, 2011 through August 13, 2013. On October 21, 2013, we submitted a supplement to the self-disclosure, reporting Medicare payments to the hospitals for services resulting from referrals affected by the non-compliance and the hospitals’ profit distributions to physicians (and known immediate family members of physicians) with respect to their ownership interests in the hospitals during the same period. CMS has made no commitments, as a general matter or in this case, regarding the timing or substance of resolution of self-disclosed Stark Law noncompliance through the voluntary CMS Self-Referral Disclosure Protocol. We express no opinion as to the outcome of this matter, other than to state that, at this time, any repayment obligation to be determined by CMS is unknown and not currently estimable, and that the matter could take up to one year or longer to resolve.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no established public trading market for our common interests. At December 20, 2013, all of our common interests were owned by IAS.

See “Item 12— Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Report for information regarding our equity compensation plans.

Item 6.	Selected Financial Data.

The following table presents selected historical financial data for the fiscal years ended September 30, 2013, 2012, 2011, 2010 and 2009, and was derived from our audited, consolidated financial statements.

Our audited, consolidated financial statements referenced above, together with the related report of the independent registered public accounting firm, are included under “Item 8. — Financial Statements and Supplementary Data” of this Report. The selected financial information and other data presented below should be read in conjunction with the information contained in “Item 7. —Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report and the audited, consolidated financial statements and the related notes thereto included under “Item 8. — Financial Statements and Supplementary Data” of this Report.

	Year Ended September 30,
	2013	2012	2011	2010	2009
Statement of Operations Data
Net revenue	$2,376,613	$2,327,760	$2,336,264	$2,141,531	$1,981,881
Costs and expenses
Salaries and benefits	896,081	833,389	721,890	597,632	572,646
Supplies	315,953	302,815	278,126	231,957	216,053
Medical claims	467,294	466,125	630,203	678,651	592,760
Rentals and leases	55,157	44,595	41,931	35,933	34,862
Other operating expenses	407,660	430,490	392,915	328,959	288,596
Medicare and Medicaid EHR incentives	(22,525)	(22,426)	(9,042)	—	—
Interest expense, net	133,209	137,990	96,026	66,755	67,841
Depreciation and amortization	97,609	103,917	95,032	85,816	86,532
Management fees	5,000	5,000	5,000	5,000	5,000
Hurricane-related property damage	—	—	—	—	938
Loss on extinguishment of debt	—	—	23,075	—	—

Total costs and expenses	2,355,438	2,301,895	2,275,156	2,030,703	1,865,228

Earnings from continuing operations before gain (loss) on disposal of assets and income taxes	21,175	25,865	61,108	110,828	116,653
Gain (loss) on disposal of assets, net	(8,977)	2,243	131	258	1,486

Earnings from continuing operations before income taxes	12,198	28,108	61,239	111,086	118,139
Income tax expense	5,434	2,572	22,332	41,181	44,397

Net earnings from continuing operations	6,764	25,536	38,907	69,905	73,742
Earnings (loss) from discontinued operations, net of income taxes	3,735	6,052	2,792	4,841	(35,665)

Net earnings	10,499	31,588	41,699	74,746	38,077
Net earnings attributable to non-controlling interests	(7,215)	(8,712)	(10,338)	(8,279)	(9,987)

Net earnings attributable to IASIS Healthcare LLC	$3,284	$22,876	$31,361	$66,467	$28,090

	Year Ended September 30,
	2013	2012	2011	2010	2009
Balance Sheet Data
Cash and cash equivalents	$438,131	$48,882	$147,327	$144,511	$206,528
Total assets	$2,880,265	$2,698,485	$2,679,777	$2,353,194	$2,357,204
Long-term debt and capital lease obligations (including current portion)	$1,865,562	$1,866,494	$1,878,769	$1,051,578	$1,059,837
Member’s equity	$142,262	$141,589	$118,000	$702,135	$750,932

Selected Operating Data

The following table sets forth certain unaudited operating data for each of the periods presented.

	Year Ended September 30,
	2013	2012	2011
Acute Care (1)
Number of acute care hospital facilities at end of period (2)	16	16	15
Licensed beds at end of period	3,803	3,732	3,636
Average length of stay (days) (3)	5.1	5.0	4.8
Occupancy rates (average beds in service)	49.8%	50.1%	51.1%
Admissions (4)	109,211	110,278	99,344
Adjusted admissions (5)	192,276	186,822	167,883
Patient days (6)	554,871	546,385	480,306
Adjusted patient days (5)	976,900	925,630	811,677
Net patient revenue per adjusted admission	$8,939	$8,915	$8,883
Outpatient revenue as a % of gross patient revenue	43.2%	41.0%	40.8%

Health Choice
Medicaid covered lives	174,722	174,713	191,425
Dual-eligible lives (7)	4,442	4,093	4,240
Medical loss ratio (8)	84.1%	83.1%	84.6%

(1)	Excludes the impact of our Florida operations, which were sold effective October 1, 2013, and are reflected in discontinued operations.
(2)	Excludes St. Luke’s Behavioral Hospital.
(3)	Represents the average number of days that a patient stayed in our hospitals.
(4)	Represents the total number of patients admitted to our hospitals for stays in excess of 23 hours. Management and investors use this number as a general measure of inpatient volume.
(5)	Adjusted admissions and adjusted patient days are general measures of combined inpatient and outpatient volume. We compute adjusted admissions/patient days by multiplying admissions/patient days by gross patient revenue and then dividing that number by gross inpatient revenue.
(6)	Represents the number of days our beds were occupied by inpatients over the period.
(7)	Represents members eligible for Medicare and Medicaid benefits under Health Choice’s contract with CMS to provide coverage as a MAPD SNP.
(8)	Represents medical claims expense as a percentage of premium revenue, including claims paid to our hospitals.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the “Cautionary Statement Regarding Forward-Looking Statements” and “Item 1A. —Risk Factors,” our audited, consolidated financial statements, the notes to our audited consolidated financial statements, and the other financial information appearing under “Item 8. —Financial Statements and Supplementary Data” of this Report. We intend for this discussion to provide you with information that will assist you in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes. It includes the following sections:

•	Executive Overview;

•	Critical Accounting Policies and Estimates;

•	Results of Operations Summary; and

•	Liquidity and Capital Resources.

Data for the fiscal years ended September 30, 2013, 2012 and 2011, has been derived from our audited, consolidated financial statements.

EXECUTIVE OVERVIEW

We are a leading provider of high quality, affordable healthcare services primarily in high-growth urban and suburban markets. As of September 30, 2013, we owned or leased 19 acute care hospital facilities and one behavioral health hospital facility with a total of 4,494 licensed beds, several outpatient service facilities and more than 160 physician clinics. On October 1, 2013, we sold our Florida operations, which primarily included three hospitals in the Tampa-St. Petersburg area and all related physician operations. With respect to this disposition, any discussion in this Report regarding our current or future operations or strategies does not include, and will not reflect the impact of, our former Florida operations. Accordingly, as of the date of this Report, we own or lease 16 acute care hospital facilities and one behavioral health hospital facility with a total of 3,803 licensed beds, several outpatient service facilities and more than 145 physician clinics. See “– Recent Events” below for more information regarding certain events affecting our operations that occurred prior to or after September 30, 2013.

We operate our hospitals with a strong community focus by offering and developing healthcare services targeted to the needs of the markets we serve, promoting strong relationships with physicians and working with local managed care plans. We currently operate in various regions, including:

•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	five cities in Texas, including Houston and San Antonio; and

•	West Monroe, Louisiana.

Our business consists of two operating segments: (1) our acute care segment comprised of our hospitals, outpatient service facilities and physician clinics and (2) our Health Choice segment. The financial information for our reportable operating segments is presented in Footnote 17 (Segment and Geographic Information) to our audited, consolidated financial statements included under “Item 8. Financial Statements and Supplementary Data” of this Report.

We also own and operate Health Choice, a provider-owned, managed care organization and insurer, headquartered in Phoenix that served more than 179,000 members in Arizona and Utah as of September 30, 2013.

Recent Events

On March 25, 2013, we announced that Health Choice was awarded a new contract by AHCCCS, the state agency that administers Arizona’s state Medicaid program. The contract, which commenced on October 1, 2013, has an initial term of three years and includes two additional one-year renewal options that can be exercised at the discretion of AHCCCS. The new contract allows Health Choice to serve Medicaid members in the following Arizona counties: Apache, Coconino, Gila, Maricopa, Mohave, Navajo, Pima and Pinal.

On September 26¸ 2013, we sold the real estate associated with the following three facilities, and thereafter leased back the land and buildings from Medical Properties Trust, Inc.: (1) Glenwood Regional Medical Center in West Monroe, Louisiana; (2) Mountain Vista Medical Center, in Mesa, Arizona; and (3) The Medical Center of Southeast Texas in Port Arthur, Texas. The aggregate proceeds from the sale was $281.3 million. The initial terms of the respective lease agreements are each 15 years with varying renewal options.

On October 1, 2013, we completed the divestiture of our Florida operations, which resulted in proceeds of $145.7 million. Given that further growth opportunities in our Florida operations were limited by a restrictive state certificate of need process, as a result of the capital raised from this transaction, along with the proceeds from the sale-leaseback transaction, we are able to focus more intently on our other markets that are better positioned for our future growth plans, as well as possible expansion into new markets.

Revenue and Volume Trends

Net revenue for the year ended September 30, 2013, increased $48.9 million compared to the prior year. Net revenue is comprised of acute care revenue, which is recorded net of the provision for bad debts as required by authoritative accounting guidance, and premium revenue. Acute care revenue contributed $53.8 million to the increase in net revenue for the year ended September 30, 2013, compared to the prior year, while premium revenue at Health Choice declined $5.0 million compared to the prior year.

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

Admissions decreased 1.0% for the year ended September 30, 2013, compared to the prior year. Admissions have been affected by a recent industry-wide decline in inpatient volume, as well as an increase in observation cases, primarily resulting from the adoption of new InterQual criteria changes that focus on certain diagnoses presenting for emergency services. Observation cases represent the number of patients classified as outpatient, during which time medical necessity is being evaluated prior to the patient being transferred to an inpatient status or being released from care. Adjusted admissions increased 2.9% for the year ended September 30, 2013, compared to the prior year. Our outpatient volume for the year ended September 30, 2013, has benefited from a 12.8% increase in outpatient surgeries, resulting from our investment in the expansion of access points of care and the continued expansion of our physician alignment strategies to meet the growing need for outpatient services in the communities we serve. In addition, we experienced a 6.9% increase in emergency room visits for the year ended September 30, 2013, compared to the prior year.

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

The following table provides the sources of our hospitals’ gross patient revenue by payor before discounts, contractual adjustments and the provision for bad debts:

	Year Ended September 30,
	2013	2012	2011
Medicare	28.3%	30.8%	29.2%
Managed Medicare	14.4	13.0	12.0
Medicaid and managed Medicaid	20.9	19.9	23.2
Managed care	29.3	30.2	30.1
Self-pay	7.1	6.1	5.5

Total	100.0%	100.0%	100.0%

The increase in our self-pay revenue as a percentage of the total is the result of growth in our uninsured and under-insured volumes, revenue and related acuity levels, particularly in our emergency rooms, which have increased for the year ended September 30, 2013, compared to the prior year.

The following table provides the sources of our hospitals’ net patient revenue by payor before the provision for bad debts:

	Year Ended September 30,
	2013	2012	2011
Medicare	20.9%	23.5%	21.8%
Managed Medicare	10.1	9.0	8.7
Medicaid and managed Medicaid	12.2	13.7	16.1
Managed care	37.9	38.1	41.1
Self-pay	18.9	15.7	12.3

Total	100.0%	100.0%	100.0%

Our net patient revenue payor mix for the year ended September 30, 2013, has been impacted by: (i) an increase in observation rates, for which cases are typically reimbursed at lower levels; (ii) Medicare sequestration; (iii) continued increases in self-pay volumes, revenue and related acuity levels; and (iv) continued reimbursement cuts from state Medicaid programs, particularly in Texas.

Net patient revenue per adjusted admission, which includes the impact of the provision for bad debts, decreased 0.3% for the year ended September 30, 2013, compared to the prior year. Our pricing metrics for the year ended September 30, 2013, continue to benefit from rate increases from our managed care payors. However, our overall pricing has been negatively affected by the impact of high unemployment, growth in uncompensated care, Medicare sequestration and other industry pressures. In addition, states have been addressing their budget issues by implementing Medicaid rate cuts on providers and reductions in Medicaid eligible beneficiaries. As states continue working through their budgetary issues, any additional cuts to Medicaid funding or structural changes to Medicaid programs that reduce eligibility would negatively impact our future results of operations and cash flows.

See “Item 1 — Business — Sources of Acute Care Revenue” and “Item 1 — Business — Government Regulation and Other Factors” included elsewhere in this Report for a description of the types of payments we receive for services provided to patients enrolled in the traditional Medicare plan, managed Medicare plans, Medicaid plans, managed Medicaid plans and managed care plans. In those sections, we also discuss the unique reimbursement features of the traditional Medicare plan, including the annual Medicare regulatory updates published by CMS that impact reimbursement rates for services provided under the plan. The future potential impact to reimbursement for certain of these payors under the Health Reform Law is also addressed.

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

Premium revenue generated by Health Choice represented 23.7% of our consolidated net revenue for the year ended September 30, 2013, compared to 24.5% in the prior year. If AHCCCS were to implement in the near term, reimbursement rate reductions, enrollment reductions, capitation payment deferrals, covered services reductions or limitations or other steps to reduce program expenditures, it could have a material adverse impact on our operating results and cash flows.

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

At September 30, 2013 and 2012, our self-pay receivables, including amounts due from uninsured patients and co-payment and deductible amounts due from insured patients, were $336.2 million and $328.5 million, respectively, while our allowance for doubtful accounts was $255.7 million and $235.2 million, respectively. Same-facility days revenue in accounts receivable were 56 at September 30, 2013, compared to 59 days at September 30, 2012. For the year ended September 30, 2013, the provision for bad debts was 17.0% of acute care revenue before provision for bad debts, compared to 13.8% in the prior year. Significant changes in payor mix or business office operations could have a significant impact on the provision for bad debts, as well as our results of operations and cash flows.

Allowance for Contractual Discounts and Settlement Estimates. We derive a significant portion of our net patient revenue from Medicare, Medicaid and managed care payors that receive discounts from our standard charges. For the years ended September 30, 2013, 2012 and 2011, Medicare, Medicaid and managed care revenue together accounted for 81.1%, 84.3% and 87.7%, respectively, of our hospitals’ net patient revenue.

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

For governmental payors such as Medicare and Medicaid, we determine contractual discounts or allowances based upon the program’s reimbursement (payment) methodology (i.e. either prospectively determined or retrospectively determined based on costs as defined by the government payor). These contractual discounts are determined by an automated process in a manner similar to the process used for managed care revenue. Under prospective payment programs, we record contractual discounts based upon predetermined reimbursement rates. For retrospective cost-based revenues, which are less prevalent, we estimate contractual allowances based upon historical and current factors which are adjusted as necessary in future periods, when final settlements of filed cost reports are received. Net adjustments to estimated third-party payor settlements, also known as prior year contractuals, excluding the $9.7 million net impact of an industry-wide rural floor wage settlement and the newly issued Supplemental Security Income (“SSI”) ratios in fiscal year 2012, resulted in an increase in acute care revenue of $8.4 million, $4.6 million and $2.3 million for the years ended September 30, 2013, 2012 and 2011, respectively.

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

Medicare and Medicaid regulations and various managed care contracts are often complex and may include multiple reimbursement mechanisms for different types of services provided in our healthcare facilities, requiring complex calculations and assumptions which are subject to interpretation. Additionally, the services authorized and provided and resulting reimbursement are often subject to interpretation. These interpretations sometimes result in payments that differ from our estimates. Additionally, updates to regulations and contract renegotiations occur frequently, necessitating continual review and assessment of the estimation process by management. We have made significant investments in our patient accounting information systems, human resources and internal controls, which we believe greatly reduces the likelihood of a significant variance occurring between the recorded and estimated contractual discounts. Given that most of our contractual discounts are pre-defined or contractually based, and as a result of continual internal monitoring processes and our use of analytical tools, we believe the aggregate differences between amounts recorded for initial contractual discounts and final contractual discounts resulting from payments received are not significant. Finally, we believe that having a wide variety and large number of managed care contracts that are subject to review and administration on a hospital-by-hospital basis minimizes the impact on our net revenue of any imprecision in recorded contractual discounts caused by the system-load of payment terms of a particular payor. We believe that our systems and processes, as well as other items discussed, provide reasonable assurance that any change in estimate related to contractual discounts is immaterial to our financial position, results of operations and cash flows.

Insurance Reserves. Given the nature of our operating environment, we may become subject to medical malpractice or workers’ compensation claims or lawsuits. We maintain third-party insurance coverage for individual malpractice and workers’ compensation claims to mitigate a portion of this risk. In addition, we maintain excess coverage limiting our exposure to an aggregate annual amount for claims. We estimate our reserve for self-insured professional and general liability and workers’ compensation risks using historical claims data, demographic factors, severity factors, current incident logs and other actuarial analysis. At September 30, 2013 and 2012, our professional and general liability accrual for asserted and unasserted claims was $68.2 million and $76.9 million, respectively. For the year ended September 30, 2013, our total premiums and self-insured retention cost for professional and general liability insurance was $15.6 million, compared with $22.8 million in the prior year.

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

Valuations from our independent actuary for professional and general liability losses resulted in a change in related estimates for prior years which increased (decreased) professional and general liability expense included in continuing operations by the following amounts (in millions):

Year ended September 30, 2013	$(8.0)
Year ended September 30, 2012	$(0.8)
Year ended September 30, 2011	$0.2

Our estimate of the reserve for professional and general liability claims is based upon actuarial calculations that are completed semi-annually. The changes in estimates noted above were recognized in the periods in which the independent actuarial calculations were received. The key assumptions underlying the development of our estimate (loss development, trends and increased limits factors) have not changed materially, as they are largely based upon professional liability insurance industry data published by the Insurance Services Office, a leading provider of data, underwriting, risk management and legal/regulatory services. The reductions in professional and general liability expense related to changes in prior year estimates reflected above for the years ended September 30, 2013, 2012 and 2011, are the result of better than expected claims experience as compared to the industry benchmarks for loss development included in the original actuarial estimate.

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

As reported at September 30, 2013	$68.2
75% Confidence Level	$74.5
90% Confidence Level	$85.5

Valuations from our independent actuary for workers’ compensation losses resulted in a change in related estimates for prior years which increased (decreased) workers’ compensation expense included in continuing operations by the following amounts (in millions):

Year ended September 30, 2013	$(0.9)
Year ended September 30, 2012	$(0.9)
Year ended September 30, 2011	$1.3

Medical Claims Payable. Medical claims expense, including claims paid to our hospitals, was $474.4 million, $473.2 million and $640.8 million, or 84.1%, 83.1% and 84.6% of premium revenue, for the years ended September 30, 2013, 2012 and 2011, respectively. For the years ended September 30, 2013, 2012 and 2011, $7.1 million, $7.1 million and $10.6 million, respectively, of health plan payments made to hospitals and other healthcare entities owned by us for services provided to our enrollees were eliminated in consolidation.

The following table shows the components of the change in medical claims payable (in thousands):

	Year Ended September 30, 2013	Year Ended September 30, 2012	Year Ended September 30, 2011
Medical claims payable as of October 1	$61,142	$85,723	$111,373
Medical claims expense incurred during the year
Related to current year	476,217	489,387	648,739
Related to prior years	(1,831)	(16,170)	(7,985)

Total expenses	474,386	473,217	640,754

Medical claims payments during the year
Related to current year	(421,120)	(430,788)	(564,920)
Related to prior years	(56,894)	(67,010)	(101,484)

Total payments	(478,014)	(497,798)	(666,404)

Medical claims payable as of September 30	$57,514	$61,142	$85,723

As reflected in the table above, medical claims expense for the year ended September 30, 2013, includes an $1.8 million reduction of medical costs related to prior years resulting from favorable development in both the Medicaid product line of $1.5 million and the Medicare product line of $0.3 million.

As reflected in the table above, medical claims expense for the year ended September 30, 2012, includes a $16.2 million reduction of medical costs related to prior years resulting from favorable development in the Medicaid product line of $16.5 million, offset by unfavorable development in the Medicare product line of $0.4 million. The favorable development in the Medicaid product line is attributable to lower than anticipated medical costs resulting from a general decline in medical utilization, the loss of member lives due to changes in Arizona’s Medicaid eligibility structure, AHCCCS provider payment reductions and improvements in care management and other operational initiatives. This favorable development is offset, in part, by $4.9 million in reductions to premium revenue associated with the settlement of prior year profit reconciliations.

As reflected in the table above, medical claims expense for the year ended September 30, 2011, includes an $8.0 million reduction of medical costs related to prior years resulting from favorable development in the Medicaid product line of $8.1 million, offset by unfavorable development in the Medicare product line of $0.1 million. The favorable development in the Medicaid product line is attributable to lower than anticipated medical costs resulting from a general decline in medical utilization, the loss of member lives due to changes in Arizona’s Medicaid eligibility structure, AHCCCS provider payment reductions and improvements in care management and other operational initiatives. This favorable development is offset, in part, by $3.3 million in reductions to premium revenue associated with the settlement of prior year profit reconciliations.

We estimate our medical claims payable using historical claims experience (including severity and payment lag time) and other actuarial analysis including number of enrollees, age of enrollees and certain enrollee health indicators to predict the cost of healthcare services provided to enrollees during any given period. While management believes that its estimation methodology effectively captures trends in medical claims costs, actual payments could differ significantly from our estimates given changes in healthcare costs or adverse experience. For example, our medical claims payable is primarily composed of estimates related to the most recent three months and periods prior to the most recent three months. The claims trend factor, which is developed through a comprehensive analysis of claims incurred in prior months, is the most significant component used in developing the claims liability estimates for the most recent three months. The completion factor is an actuarial estimate, based upon historical experience, of the percentage of incurred claims during a given period that have been adjudicated as of the date of estimation. The completion factor is the most significant component used in developing the claims liability estimates for the periods prior to the most recent three months. The following table illustrates the sensitivity of our medical claims payable at September 30, 2013, and the estimated potential impact on our results of operations, to changes in these factors that management believes are reasonably likely based upon our historical experience and currently available information (dollars in thousands):

Claims Trend Factor		Completion Factor
Increase (Decrease) in Factor	Increase (Decrease) in Medical Claims Payable	Increase (Decrease) in Factor	Increase (Decrease) in Medical Claims Payable
(3.0%)	$(2,860)	1.0%	$(2,486)
(2.0)	(1,907)	0.5	(1,388)
(1.0)	(953)	(0.5)	2,052
1.0	953	(1.0)	4,220

Goodwill and Other Intangibles. The accounting policies and estimates related to goodwill and other intangibles are considered critical because of the significant impact that impairment could have on our operating results. We record all assets and liabilities acquired in purchase acquisitions, including goodwill, indefinite-lived intangibles, and other intangibles, at fair value as required by Financial Accounting Standards Board (“FASB”) authoritative guidance regarding business combinations. The initial recording of goodwill and other intangibles requires subjective judgments concerning estimates of the fair value of the acquired assets. Goodwill, which was $816.4 million at September 30, 2013, is not amortized but is subject to tests for impairment annually or more often if events or circumstances indicate it may be impaired. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. We did not record an impairment loss during the years ended September 30, 2013, 2012 or 2011. Other identifiable intangible assets, net of accumulated amortization, were $26.0 million at September 30, 2013, compared to $29.2 million at September 30, 2012. These are amortized over their estimated useful lives and are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections. Estimated cash flows may extend far into the future and, by their nature, are difficult to determine over an extended timeframe. Factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, and changes in discount rates and specific industry or market sector conditions. Other key judgments in accounting for intangibles include useful life and classification between goodwill and indefinite-lived intangibles or other intangibles which require amortization. See “Goodwill and Other Intangible Assets” in the Notes to Consolidated Financial Statements for additional information regarding intangible assets. The impact of a 5% impairment charge to goodwill or intangible assets would result in a reduction in pre-tax income of $42.1 million.

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

The provisions regarding accounting for uncertainty in income taxes permit interest and penalties on underpayments of income taxes to be classified as interest expense, income tax expense, or another appropriate expense classification based on the accounting election of our company. Our policy is to classify interest and penalties as a component of income tax expense.

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

RESULTS OF OPERATIONS SUMMARY

Consolidated

The following table sets forth, for the periods indicated, results of consolidated operations expressed in dollar terms and as a percentage of net revenue. Such information has been derived from our audited, consolidated statements of operations.

	Year Ended September 30, 2013		Year Ended September 30, 2012		Year Ended September 30, 2011
($ in thousands):	Amount	Percentage	Amount	Percentage	Amount	Percentage
Net revenue
Acute care revenue before provision for bad debts	$2,182,966		$2,041,124		$1,793,098
Less: Provision for bad debts	(370,505)		(282,506)		(214,143)

Acute care revenue	1,812,461	76.3%	1,758,618	75.5%	1,578,955	67.6%
Premium revenue	564,152	23.7%	569,142	24.5%	757,309	32.4%

Net revenue	2,376,613	100.0%	2,327,760	100.0%	2,336,264	100.0%
Costs and expenses
Salaries and benefits	896,081	37.7%	833,389	35.8%	721,890	30.9%
Supplies	315,953	13.3%	302,815	13.0%	278,126	11.9%
Medical claims	467,294	19.7%	466,125	20.0%	630,203	27.0%
Rentals and leases	55,157	2.3%	44,595	2.0%	41,931	1.8%
Other operating expenses	407,660	17.1%	430,490	18.5%	392,915	16.8%
Medicare and Medicaid EHR incentives	(22,525)	(0.9%)	(22,426)	(1.0%)	(9,042)	(0.4%)
Interest expense, net	133,209	5.6%	137,990	5.9%	96,026	4.1%
Depreciation and amortization	97,609	4.1%	103,917	4.5%	95,032	4.1%
Management fees	5,000	0.2%	5,000	0.2%	5,000	0.2%
Loss on extinguishment of debt	—	—	—	—	23,075	1.0%

Total costs and expenses	2,355,438	99.1%	2,301,895	98.9%	2,275,156	97.4%
Earnings from continuing operations before gain (loss) on disposal of assets and income taxes	21,175	0.9%	25,865	1.1%	61,108	2.6%
Gain (loss) on disposal of assets, net	(8,977)	(0.4%)	2,243	0.1%	131	0.0%

Earnings from continuing operations before income taxes	12,198	0.5%	28,108	1.2%	61,239	2.6%
Income tax expense	5,434	0.2%	2,572	0.1%	22,332	0.9%

Net earnings from continuing operations	6,764	0.3%	25,536	1.1%	38,907	1.7%
Earnings from discontinued operations, net of income taxes	3,735	0.1%	6,052	0.3%	2,792	0.1%

Net earnings	10,499	0.4%	31,588	1.4%	41,699	1.8%
Net earnings attributable to non-controlling interests	(7,215)	(0.3%)	(8,712)	(0.4%)	(10,338)	(0.5%)

Net earnings attributable to IASIS Healthcare LLC	$3,284	0.1%	$22,876	1.0%	$31,361	1.3%

Acute Care

The following table sets forth, for the periods indicated, results of our acute care operations expressed in dollar terms and as a percentage of acute care revenue. Such information has been derived from our audited, consolidated statements of operations.

	Year Ended September 30, 2013		Year Ended September 30, 2012		Year Ended September 30, 2011
($ in thousands):	Amount	Percentage	Amount	Percentage	Amount	Percentage
Acute care revenue
Acute care revenue before provision for bad debts	$2,182,966		$2,041,124		$1,793,098
Less: Provision for bad debts	(370,505)		(282,506)		(214,143)

Acute care revenue	1,812,461	99.6%	1,758,618	99.6%	1,578,955	99.3%
Revenue between segments (1)	7,092	0.4%	7,092	0.4%	10,551	0.7%

Total acute care revenue	1,819,553	100.0%	1,765,710	100.0%	1,589,506	100.0%
Costs and expenses
Salaries and benefits	872,096	47.9%	811,862	46.0%	701,496	44.1%
Supplies	315,770	17.4%	302,587	17.1%	277,925	17.5%
Rentals and leases	53,613	2.9%	43,062	2.5%	40,306	2.5%
Other operating expenses	384,212	21.1%	408,012	23.1%	367,127	23.1%
Medicare and Medicaid EHR incentives	(22,525)	(1.2%)	(22,426)	(1.3%)	(9,042)	(0.6%)
Interest expense, net	133,209	7.3%	137,990	7.8%	96,026	6.0%
Depreciation and amortization	93,461	5.1%	100,033	5.7%	91,476	5.8%
Management fees	5,000	0.3%	5,000	0.3%	5,000	0.3%
Loss on extinguishment of debt	—	—	—	—	23,075	1.5%

Total costs and expenses	1,834,836	100.8%	1,786,120	101.2%	1,593,389	100.2%
Loss from continuing operations before gain (loss) on disposal of assets and income taxes	(15,283)	(0.8%)	(20,410)	(1.2%)	(3,883)	(0.2%)
Gain (loss) on disposal of assets, net	(8,977)	(0.5%)	2,243	0.2%	131	0.0%

Loss from continuing operations before income taxes	$(24,260)	(1.3%)	$(18,167)	(1.0%)	$(3,752)	(0.2%)

(1)	Revenue between segments is eliminated in our consolidated result.

Years Ended September 30, 2013 and 2012

Total acute care revenue — Total acute care revenue for the year ended September 30, 2013, was $1.82 billion, an increase of $53.8 million or 3.0%, compared to $1.77 billion in the prior year. The increase in total acute care revenue is primarily due to an increase in adjusted admissions of 2.9%. Excluding the prior year net impact of certain prior period Medicare related adjustments, total acute care revenue for the year ended September 30, 2013, increased $63.5 million or 3.6%. The provision for bad debts for the year ended September 30, 2013, was $370.5 million, an increase of $88.0 million or 31.1%, compared to $282.5 million in the prior year. The increase in the provision for bad debts is the result of increased uninsured volume, revenue and related acuity levels. Excluding the prior year net impact of certain prior period Medicare related adjustments, our uncompensated care as a percentage of total acute care revenue, which includes bad debts, charity care and uninsured discounts, increased to 24.2%, compared to 21.8% in the prior year. Our net patient revenue per adjusted admission, which includes the impact of the provision for bad debts, decreased 0.3% compared to the prior year.

Net adjustments to estimated third-party payor settlements, also known as prior year contractuals, resulted in an increase in total acute care revenue of $8.4 million and $14.3 million for the years ended September 30, 2013 and 2012, respectively. Net adjustments to estimated third-party payor settlements for the year ended September 30, 2012, includes the net impact of certain prior period Medicare related adjustments totaling $9.7 million related to the industry-wide rural floor wage settlement.

Salaries and benefits — Salaries and benefits expense for the year ended September 30, 2013, was $872.1 million, or 47.9% of total acute care revenue, compared to $811.9 million, or 46.0% of total acute care revenue in the prior year. Excluding the impact of stock-based compensation, salaries and benefits as a percentage of total acute care revenue was 47.7% for the year ended September 30, 2013, compared to 45.4% in the prior year. Salaries and benefits expense as a percentage of total acute care revenue, excluding the impact of stock-based compensation, increased primarily as a result of the expansion of our employed physician base, which requires additional investments in labor and other practice-related costs, including infrastructure and physician support staff.

Supplies — Supplies expense for the year ended September 30, 2013, was $315.8 million, or 17.4% of total acute care revenue, compared to $302.6 million, or 17.1% of total acute care revenue in the prior year.

Other operating expenses — Other operating expenses for the year ended September 30, 2013, were $384.2 million, or 21.1% of total acute care revenue, compared to $408.0 million, or 23.1% of total acute care revenue in the prior year. The decrease in other operating expenses as a percentage of total acute care revenue is primarily due to the result of a reduction in professional fees associated with our Texas hospitals’ participation in certain supplemental reimbursement programs.

Interest expense — Interest expense for the year ended September 30, 2013, was $133.2 million, compared to $138.0 million in the prior year. The decrease in interest expense is due to the execution of an amendment to re-price our senior secured credit facility completed during the second quarter of fiscal year 2013.

Gain (loss) on disposal of assets, net — Loss on disposal of assets for the year ended September 30, 2013, include a $10.2 million loss associated with the sale-leaseback of certain of our hospital properties during the year.

Years Ended September 30, 2012 and 2011

Total acute care revenue — Total acute care revenue for the year ended September 30, 2012, was $1.77 billion, an increase of $176.2 million or 11.1%, compared to $1.59 billion in the prior year. The increase in total acute care revenue, which includes the impact of our St. Joseph acquisition, is due to an increase in adjusted admissions of 11.3%. Excluding the prior year net impact of certain prior period Medicare related adjustments, total acute care revenue for the year ended September 30, 3012, increased $166.5 million or 10.5%. The provision for bad debts for the year ended September 30, 2012, was $282.5 million, an increase of $68.4 million or 31.9%, compared to $214.1 million in the prior year. The increase in the provision for bad debt is the result of increased uninsured volume and revenue, which was particularly impact by the state of Arizona’s efforts to reduce its Medicaid enrollment. Our self-pay admissions as a percentage of total admissions increased to 7.9% for the year ended September 30, 2012, compared to 6.9% in the prior year. Excluding the prior year net impact of certain prior period Medicare related adjustments, our uncompensated care as a percentage of total acute care revenue, which includes bad debts, charity care and uninsured discounts, increased to 21.8%, compared to 18.8% in the prior year. Our net patient revenue per adjusted admission, which includes the impact of the provision for bad debts, increased 0.9% compared to the prior year.

Net adjustments to estimated third-party payor settlements, also known as prior year contractuals, resulted in an increase in total acute care revenue of $14.3 million and $2.3 million for the years ended September 30, 2012 and 2011, respectively. Net adjustments to estimated third-party payor settlements for the year ended September 30, 2012, includes the net impact of certain prior period Medicare related adjustments totaling $9.7 million related to the industry-wide rural floor wage settlement.

Salaries and benefits — Salaries and benefits expense for the year ended September 30, 2012, was $811.9 million, or 46.0% of total acute care revenue, compared to $701.5 million, or 44.1% of total acute care revenue in the prior year. Excluding the impact of stock-based compensation, salaries and benefits as a percentage of total acute care revenue was 45.4% for the year ended September 30, 2012, compared to 44.0% in the prior year. Salaries and benefits expense as a percentage of total acute care revenue, excluding the impact of stock-based compensation, increased primarily as a result of the expansion of our employed physician base, which requires additional investments in labor and other practice-related costs, including infrastructure and physician support staff.

Supplies — Supplies expense for the year ended September 30, 2012, was $302.6 million, or 17.1% of total acute care revenue, compared to $277.9 million, or 17.5% of total acute care revenue in the prior year. The decrease in supplies as a percentage of total acute care revenue is the result of lower supplies utilization driven by a 20.7% increase in sub-acute services and the impact of supply cost initiatives that have included improved pricing and more effective utilization.

Other operating expenses — Other operating expenses for the year ended September 30, 2012, were $408.0 million, or 23.1% of total acute care revenue, compared to $367.1 million, or 23.1% of total acute care revenue in the prior year.

Medicare and Medicaid EHR incentives — Medicare and Medicaid EHR incentives for the year ended September 30, 2012, totaled $22.4 million, compared to $9.0 million in the prior year. The increase in our Medicare and Medicaid EHR incentives is due to the timing of EHR implementation and meeting meaningful use requirements at our facilities.

Interest expense — Interest expense for the year ended September 30, 2012, was $138.0 million, compared to $96.0 million in the prior year. The increase in our interest expense is due to our refinancing transaction completed during the third quarter of fiscal year 2011.

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

Loss from continuing operations before income taxes — Loss from continuing operations before income taxes decreased $14.4 million to a loss of $18.2 million for the year ended September 30, 2012, compared to $3.8 million in the prior year. Loss from continuing operations in the year ended September 30, 2012, included the impact of additional interest expense of $42.0 million resulting from our prior year refinancing transaction, offset by additional Medicare and Medicaid EHR incentives of $13.4 million recognized in fiscal year 2012.

Health Choice

The following table sets forth, for the periods indicated, results of our Health Choice operations expressed in dollar terms and as a percentage of premium revenue. Such information has been derived from our audited, consolidated statements of operations.

	Year Ended September 30, 2013		Year Ended September 30, 2012		Year Ended September 30, 2011
($ in thousands):	Amount	Percentage	Amount	Percentage	Amount	Percentage
Premium revenue
Premium revenue	$564,152	100.0%	$569,142	100.0%	$757,309	100.0%
Costs and expenses
Salaries and benefits	23,985	4.3%	21,527	3.8%	20,394	2.7%
Supplies	183	0.0%	228	0.0%	201	0.0%
Medical claims (1)	474,386	84.1%	473,217	83.1%	640,754	84.6%
Other operating expenses	23,448	4.1%	22,478	4.0%	25,788	3.4%
Rentals and leases	1,544	0.3%	1,533	0.3%	1,625	0.2%
Depreciation and amortization	4,148	0.7%	3,884	0.7%	3,556	0.5%

Total costs and expenses	527,694	93.5%	522,867	91.9%	692,318	91.4%

Earnings before income taxes	$36,458	6.5%	$46,275	8.1%	$64,991	8.6%

(1)	Medical claims paid to our hospitals of $7.1 million, $7.1 million and $10.6 million for the years ended September 30, 2013, 2012 and 2011, respectively, are eliminated in our consolidated results.

Years Ended September 30, 2013 and 2012

Premium revenue — Premium revenue was $564.2 million for the year ended September 30, 2013, a decrease of $5.0 million or 0.9%, compared to $569.1 million in the prior year. Member months declined 3.2% in the year ended September 30, 2013, compared to the prior year. The decline in member months is primarily impacted by the state of Arizona’s efforts to reduce Medicaid enrollment, particularly related to childless adults.

Medical claims — Medical claims expense was $474.4 million for the year ended September 30, 2013, compared to $473.2 million in the prior year. Medical claims expense as a percentage of premium revenue was 84.1% for the year ended September 30, 2013, compared to 83.1% in the prior year. The increase in medical claims expense as a percentage of premium revenue is primarily due to changes in prior period development that impacted prior years results.

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

Years Ended September 30, 2013 and 2012

Income tax expense — We recorded a provision for income taxes from continuing operations of $5.4 million, resulting in an effective tax rate of 44.5% for the year ended September 30, 2013, compared to $2.6 million, for an effective tax rate of 9.2% in the prior year. The increase in our effective tax rate is primarily related to the prior year including both a change in certain of our state tax filing positions, which resulted in a tax benefit in the prior year totaling $4.0 million, and the elimination of a reserve for an uncertain tax position totaling $5.0 million.

Years Ended September 30, 2012 and 2011

Income tax expense — We recorded a provision for income taxes from continuing operations of $2.6 million, resulting in an effective tax rate of 9.2% for the year ended September 30, 2012, compared to $22.3 million, for an effective tax rate of 36.5% in the prior year. The decrease in our effective tax rate is primarily the result of a change in certain of our state tax filing positions, which resulted in a tax benefit totaling $4.0 million, and the elimination of a reserve for an uncertain tax position totaling $5.0 million.

Summary of Operations by Quarter

The following table presents unaudited quarterly operating results for the years ended September 30, 2013 and 2012. We believe that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the consolidated financial statements. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

	Quarter Ended
	Sept. 30, 2013 (1)	June 30, 2013 (2)	March 31, 2013 (3)	Dec. 31, 2012(4)
	(in thousands)
Net revenue	$584,732	$599,127	$601,822	$590,932
Earnings (loss) from continuing operations before income taxes	(5,010)	9,476	4,002	3,730
Net earnings (loss) from continuing operations	(2,428)	5,626	1,425	2,141

	Quarter Ended
	Sept. 30, 2012(5)	June 30, 2012(6)	March 31, 2012(7)	Dec. 31, 2011(8)
	(in thousands)
Net revenue	$582,545	$577,619	$594,072	$573,524
Earnings (loss) from continuing operations before income taxes	(401)	2,814	19,756	5,939
Net earnings from continuing operations	359	10,849	11,443	2,885

(1)	Results for the quarter ended September 30, 2013, include $11.3 million in Medicare and Medicaid EHR incentives compared to $14.3 million in the prior year quarter. Additionally, results for the quarter ended September 30, 2013, include a $10.2 million loss on the sale of assets associated with our sale-leaseback transactions.
(2)	Results for the quarter ended June 30, 2013, include Medicare and Medicaid EHR incentives of $4.8 million.
(3)	Results for the quarter ended March 31, 2013, include $5.0 million in Medicare and Medicaid EHR incentives compared to $1.8 million in the prior year quarter.
(4)	Results for the quarter ended December 31, 2012, include Medicare and Medicaid EHR incentives of $1.4 million, compared to $6.3 million in the prior year quarter.
(5)	Results for the quarter ended September 30, 2012, include $14.3 million in Medicare and Medicaid EHR incentives.
(6)	Results for the quarter ended June 30, 2012, include the impact of an $8.0 million income tax benefit.
(7)	Results for the quarter ended March 31, 2012, include two separate adjustments related to Medicare revenue. One of these adjustments related to an industry-wide rural floor wage settlement, which resulted in an increase in acute care revenue of $12.8 million, as well as an increase in operating expenses of $3.4 million for related legal and consulting fees. In addition, new SSI ratios were published by CMS for federal fiscal years ending September 30, 2006 through 2009, which resulted in a reduction in acute care revenue of $3.1 million. Additionally, results for the quarter ended March 31, 2012, include $2.0 million in Medicare and Medicaid EHR incentives.
(8)	Results for the quarter ended December 31, 2011, include Medicare and Medicaid EHR incentives of $6.3 million.

LIQUIDITY AND CAPITAL RESOURCES

Overview of Cash Flow Activities for the Years Ended September 30, 2013 and 2012

Our cash flows are summarized as follows (in thousands):

	Year Ended September 30,
	2013	2012
Cash flows from operating activities	$95,345	$41,857
Cash flows from investing activities	$314,780	$(115,881)
Cash flows from financing activities	$(20,876)	$(24,421)

Operating Activities

Operating cash flows increased $53.5 million for the year ended September 30, 2013, compared to the prior year. Our operating cash flows in the prior year were primarily impacted by delays in funding for certain Texas supplemental Medicaid reimbursement programs and a decline in medical claims payable at Health Choice as a result of the significant reduction in covered lives associated with Arizona’s efforts to curtail its Medicaid enrollment.

At September 30, 2013, excluding the impact of our sale-leaseback transactions and the sale of our Florida market, we had $212.9 million in net working capital, compared to $241.0 million at September 30, 2012. Net accounts receivable increased $14.4 million to $371.0 million at September 30, 2013, from $356.6 million at September 30, 2012. Our days revenue in accounts receivable at September 30, 2013, were 56, compared to 59 at September 30, 2012.

Investing Activities

Investing cash flows increased $430.7 million for the year ended September 30, 2013, compared to the prior year. The increase is primarily due to proceeds of $278.0 million (net of certain transaction costs) received from the sale-leaseback of three of our hospital properties during the year ended September 30, 2013, and the advanced proceeds of $144.8 million (net of certain transaction costs) received in the connection with the sale of our Florida operations, which was effective October 1, 2013.

Financing Activities

Financing cash flows increased $3.5 million for the year ended September 30, 2013, compared to the prior year.

Capital Resources

As of September 30, 2013, we had the following debt arrangements:

•	$1.325 billion in senior secured credit facilities; and

•	$850.0 million in 8.375% senior notes due 2019.

At September 30, 2013, amounts outstanding under our senior secured credit facilities consisted of $999.5 million in term loans. In addition, we had $71.1 million in letters of credit outstanding under the revolving credit facility. The weighted average interest rate of outstanding borrowings under the senior secured credit facilities was 4.8% for the year ended September 30, 2013, compared to 5.0% in the prior year.

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

Capital Expenditures

We plan to finance our proposed capital expenditures with cash generated from operations, borrowings under our Senior Secured Credit Facilities and other capital sources that may become available. We expect our capital expenditures for fiscal 2014 to be $105.0 million to $110.0 million, including the following significant expenditures:

•	$18 million to $20 million for growth and new business projects;

•	$62 million to $65 million in replacement or maintenance related projects at our hospitals; and

•	$25 million in hardware and software costs related to information systems projects, including healthcare IT stimulus initiatives.

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

Including available cash at September 30, 2013, we have available liquidity as follows (in millions):

Cash and cash equivalents	$438.1
Available capacity under our senior secured revolving credit facility	228.9

Net available liquidity at September 30, 2013	$667.0

Net available liquidity assumes 100% participation from all lenders currently participating in our senior secured revolving credit facility. In addition to our available liquidity, we expect to generate significant operating cash flows in fiscal 2014. We will also utilize proceeds from our financing activities as needed.

With respect to the disposition of our Florida operations and the sale-leaseback of three of our properties, we received aggregate proceeds of approximately $427 million. The Amended and Restated Credit Agreement requires us to prepay borrowings under the senior secured term loan facility with net cash proceeds of certain asset dispositions unless such proceeds are reinvested within 12 months in existing facilities or 24 months in a greenfield construction project (36 months if there is a binding commitment for such investment within such 12 or 24 month periods). The Indenture similarly requires us to make prepayments with net cash proceeds of certain asset dispositions unless such proceeds have been either reinvested or used to prepay our obligations under the senior secured term loan facility within 365 days (an additional 180 days exists if there is a binding commitment for such investment). See “Item 7.– Management’s Discussion and Analysis – Liquidity and Capital Resources – Capital Resources.”

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

We are unable at this time to extend our evaluation of the sufficiency of our liquidity beyond three years. We cannot assure you that our operating performance will generate sufficient cash flow from operations or that future borrowings will be available under our Senior Secured Credit Facilities, or otherwise, to enable us to grow our business, service our indebtedness, or make anticipated capital expenditures and tax payments. For more information, see Item 1A., “Risk Factors”.

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

Tabular Disclosure of Contractual Obligations

The following table reflects a summary of obligations and commitments outstanding including both the principal and interest portions of long-term debt and capital lease obligations at September 30, 2013.

	Payments Due By Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in millions)
Contractual Cash Obligations
Long-term debt, with interest (1)	$126.1	$250.8	$248.9	$1,929.0	$2,554.8
Capital lease obligations, with interest	2.9	3.2	1.5	3.6	11.2
Medical claims	57.5	—	—	—	57.5
Operating leases	47.6	89.9	84.3	92.1	313.9
Estimated self-insurance liabilities	21.9	30.4	16.3	12.2	80.8
Purchase obligations	42.4	37.3	22.8	15.2	117.7

Subtotal	$298.4	$411.6	$373.8	$2,052.1	$3,135.9

	Amount of Commitment Expiration Per Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in millions)
Other Commitments (2)
Guarantees of surety bonds	$1.4	$—	$—	$—	$1.4
Letters of credit	—	71.1	—	—	71.1
Other commitments	3.8	0.1	0.1	—	4.0

Subtotal	5.2	71.2	0.1	—	76.5

Total obligations and commitments	$303.6	$482.8	$373.9	$2,052.1	$3,212.4

(1)	We applied an interest rate of 4.5%, to our Senior Secured Credit Facilities and 8.375% to our Senior Notes.
(2)	Excludes $10.0 million of unrecognized tax benefits and related interest that could result in a cash settlement, of which $7.5 million relates to timing differences between book and taxable income that may be offset by a reduction of cash tax obligations in future periods. We have not included these amounts in the above table as we cannot reliably estimate the amount and timing of payments related to these liabilities.

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

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We do not, however, hold or issue financial instruments or derivatives for trading or speculative purposes. At September 30, 2013, the following components of our Senior Secured Credit Facilities bear interest at variable rates at specified margins above either the agent bank’s alternate base rate or the LIBOR rate: (i) a $1.025 billion, seven-year term loan; and (ii) a $300.0 million, five-year revolving credit facility. As of September 30, 2013, we had outstanding variable rate debt of $999.5 million.

We have managed our market exposure to changes in interest rates by implementing a comprehensive interest rate hedging strategy that includes converting variable rate debt to fixed rate debt. We have executed interest rate swaps for non-trading and non-speculative purposes with Citibank and Barclays, as counterparties, with notional amounts totaling $350.0 million, each agreement effective March 28, 2013, and expiring between September 30, 2014 and September 30, 2016, at rates ranging from 1.6% to 2.2%. Our interest rate hedging agreements expose us to credit risk in the event of non-performance by our counterparties, Citibank and Barclays. However, we do not anticipate non-performance by either of our counterparties.

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

IASIS Healthcare LLC

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

IASIS Healthcare Corporation, sole member of IASIS Healthcare LLC

We have audited the accompanying consolidated balance sheets of IASIS Healthcare LLC (“the Company”) as of September 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended September 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IASIS Healthcare LLC at September 30, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Nashville, Tennessee

December 20, 2013

IASIS HEALTHCARE LLC

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	September 30,	September 30,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$438,131	$48,882
Accounts receivable, less allowance for doubtful accounts of $255,725 and $235,154 at September 30, 2013 and 2012, respectively	371,006	356,618
Inventories	57,781	67,650
Deferred income taxes	26,096	19,744
Prepaid expenses and other current assets	126,412	117,851
Assets held for sale	119,141	—

Total current assets	1,138,567	610,745

Property and equipment, net	833,169	1,171,657
Goodwill	816,410	818,424
Other intangible assets, net	25,957	29,161
Other assets, net	66,162	68,498

Total assets	$2,880,265	$2,698,485

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$129,542	$111,928
Salaries and benefits payable	62,884	65,390
Accrued interest payable	27,519	28,034
Medical claims payable	57,514	61,142
Other accrued expenses and other current liabilities	92,553	89,890
Current portion of long-term debt and capital lease obligations	13,221	13,387
Advance on divestiture	144,803	—
Liabilities held for sale	3,208	—

Total current liabilities	531,244	369,771

Long-term debt, capital lease and lease financing obligations	1,852,822	1,853,107
Deferred income taxes	115,592	120,961
Other long-term liabilities	123,120	104,110

Non-controlling interests with redemption rights	105,464	99,164

Equity
Member’s equity	142,262	141,589
Non-controlling interests	9,761	9,783

Total equity	152,023	151,372

Total liabilities and equity	$2,880,265	$2,698,485

See accompanying notes.

IASIS HEALTHCARE LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands)

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2013	2012	2011
Net revenue
Acute care revenue before provision for bad debts	$2,182,966	$2,041,124	$1,793,098
Less: Provision for bad debts	(370,505)	(282,506)	(214,143)

Acute care revenue	1,812,461	1,758,618	1,578,955
Premium revenue	564,152	569,142	757,309

Net revenue	2,376,613	2,327,760	2,336,264

Costs and expenses
Salaries and benefits (includes stock-based compensation of $3,855, $10,077 and $1,681, respectively)	896,081	833,389	721,890
Supplies	315,953	302,815	278,126
Medical claims	467,294	466,125	630,203
Rentals and leases	55,157	44,595	41,931
Other operating expenses	407,660	430,490	392,915
Medicare and Medicaid EHR incentives	(22,525)	(22,426)	(9,042)
Interest expense, net	133,209	137,990	96,026
Depreciation and amortization	97,609	103,917	95,032
Management fees	5,000	5,000	5,000
Loss on extinguishment of debt	—	—	23,075

Total costs and expenses	2,355,438	2,301,895	2,275,156

Earnings from continuing operations before gain (loss) on disposal of assets and income taxes	21,175	25,865	61,108
Gain (loss) on disposal of assets, net	(8,977)	2,243	131

Earnings from continuing operations before income taxes	12,198	28,108	61,239

Income tax expense	5,434	2,572	22,332

Net earnings from continuing operations	6,764	25,536	38,907

Earnings from discontinued operations, net of income taxes	3,735	6,052	2,792

Net earnings	10,499	31,588	41,699

Net earnings attributable to non-controlling interests	(7,215)	(8,712)	(10,338)

Net earnings attributable to IASIS Healthcare LLC	$3,284	$22,876	$31,361

See accompanying notes.

IASIS HEALTHCARE LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2013	2012	2011
Net earnings	$10,499	$31,588	$41,699
Other comprehensive income (loss)
Change in fair value of highly effective interest rate hedges	1,662	(5,914)	823
Amortization of other comprehensive income related to ineffective interest rate hedges	—	2,057	942

Other comprehensive income (loss) before income taxes	1,662	(3,857)	1,765

Change in income tax benefit (expense)	(618)	1,432	(653)

Other comprehensive income (loss), net of income taxes	1,044	(2,425)	1,112

Comprehensive income	11,543	29,163	42,811
Net earnings attributable to non-controlling interests	(7,215)	(8,712)	(10,338)

Comprehensive income attributable to IASIS Healthcare LLC	$4,328	$20,451	$32,473

See accompanying notes.

IASIS HEALTHCARE LLC

CONSOLIDATED STATEMENTS OF EQUITY

(In Thousands)

	Non-controlling Interests with Redmption Rights	Member’s Equity	Non-controlling Interests	Total Equity
Balance at September 30, 2010	$72,112	$702,135	$10,371	$712,506
Net earnings	7,651	31,361	48	31,409
Distributions to non-controlling interests	(8,720)	—	(122)	(122)
Repurchase of non-controlling interests	(639)	—	(507)	(507)
Acquistion related adjustments to redemption value of non-controlling interests with redemption rights	33,169	—	—	—
Stock-based compensation	—	1,681	—	1,681
Other comprehensive income	—	1,112	—	1,112
Distribution to parent company in connection with refinancing	—	(632,866)	—	(632,866)
Contribution from parent company related to tax benefit from Holdings Senior PIK Loans interest	—	6,981	—	6,981
Adjustment to redemption value of non-controlling interests with redemption rights	(7,596)	7,596	—	7,596

Balance at September 30, 2011	95,977	118,000	9,790	127,790

Net earnings	8,643	22,876	69	22,945
Distributions to non-controlling interests	(8,580)	—	(86)	(86)
Repurchase of non-controlling interests	(589)	—	—	—
Acquistion related adjustments to redemption value of non-controlling interests with redemption rights	438	—	—	—
Stock-based compensation	—	10,077	—	10,077
Other comprehensive loss	—	(2,425)	—	(2,425)
Adjustments related to tax benefit from parent company tax deductions	—	(191)	—	(191)
Income tax benefit from exercised employee stock options	—	6	—	6
Other	(3,479)	—	10	10
Adjustment to redemption value of non-controlling interests with redemption rights	6,754	(6,754)	—	(6,754)

Balance at September 30, 2012	99,164	141,589	9,783	151,372

Net earnings	7,176	3,284	39	3,323
Distributions to non-controlling interests	(5,951)	—	(61)	(61)
Repurchase of non-controlling interests	(1,272)	—	—	—
Sale of non-controlling interests	1,262	—	—	—
Acquistion related adjustments to redemption value of non-controlling interests with redemption rights	364	—	—	—
Stock-based compensation	—	3,855	—	3,855
Other comprehensive income	—	1,044	—	1,044
Adjustments related to tax benefit from parent company tax deductions	—	489	—	489
Income tax benefit from exercised employee stock options	—	16	—	16
Other	(3,316)	22	—	22
Adjustment to redemption value of non-controlling interests with redemption rights	8,037	(8,037)	—	(8,037)

Balance at September 30, 2013	$105,464	$142,262	$9,761	$152,023

See accompanying notes.

IASIS HEALTHCARE LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended September 30, 2013	Year Ended September 30, 2012	Year Ended September 30, 2011
Cash flows from operating activities
Net earnings	$10,499	$31,588	$41,699
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	97,609	103,917	95,032
Amortization of loan costs	7,612	7,309	4,887
Stock-based compensation	3,855	10,077	1,681
Deferred income taxes	(3,933)	13,576	3,640
Income tax benefit from exercise of employee stock options	16	6	—
Income tax benefit from parent company	489	(191)	6,981
Fair value change in interest rate hedges	—	(1,410)	(1,589)
Amortization of other comprehensive loss	—	2,057	942
Loss (gain) on disposal of assets, net	8,977	(2,243)	(131)
Earnings from discontinued operations, net	(3,735)	(6,052)	(2,792)
Loss on extinguishment of debt	—	—	23,075
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	(7,947)	(63,321)	(19,343)
Inventories, prepaid expenses and other current assets	(13,368)	(44,929)	(3,551)
Accounts payable, other accrued expenses and other accrued liabilities	2,726	(17,573)	(19,542)

Net cash provided by operating activities — continuing operations	102,800	32,811	130,989
Net cash provided by (used in) operating activities — discontinued operations	(7,455)	9,046	6,112

Net cash provided by operating activities	95,345	41,857	137,101

Cash flows from investing activities
Purchases of property and equipment	(107,344)	(98,278)	(86,206)
Cash received (paid) for acquisitions, net	2,996	(8,163)	(151,697)
Cash advance on divestiture	144,803	—	—
Cash received in sale-leaseback of real estate	277,983	—	—
Proceeds from sale of assets	88	30	140
Change in other assets, net	695	4,949	1,176

Net cash provided by (used in) investing activities — continuing operations	319,221	(101,462)	(236,587)
Net cash used in investing activities— discontinued operations	(4,441)	(14,419)	(13,173)

Net cash provided by (used in) investing activities	314,780	(115,881)	(249,760)

Cash flows from financing activities
Proceeds from refinancing	—	—	1,863,730
Payment of debt and capital lease obligations	(178,500)	(14,177)	(1,053,147)
Proceeds from revolving credit facilities	165,000	—	—
Debt financing costs incurred	(1,024)	(998)	(52,254)
Distributions to parent company	—	—	(632,866)
Distributions to non-controlling interests	(6,012)	(8,666)	(8,842)
Cash received for the sale of non-controlling interests	849	—	—
Cash paid for the repurchase of non-controlling interests, net	(1,211)	(589)	(1,146)
Other	22	9	—

Net cash provided by (used in) financing activities	(20,876)	(24,421)	115,475

Change in cash and cash equivalents	389,249	(98,445)	2,816
Cash and cash equivalents at beginning of period	48,882	147,327	144,511

Cash and cash equivalents at end of period	$438,131	$48,882	$147,327

Supplemental disclosure of cash flow information:
Cash paid for interest	$125,613	$132,134	$74,774

Cash paid (received) for income taxes, net	$(16,181)	$(13,946)	$17,608

Supplemental schedule of noncash investing and financing activities:
Capital lease obligations resulting from acquisitions	$—	$—	$9,559

See accompanying notes.

IASIS HEALTHCARE LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

IASIS Healthcare LLC (“IASIS” or the “Company”) provides high quality affordable healthcare services primarily in high-growth urban and suburban markets. As of September 30, 2013, we owned or leased 19 acute care hospital facilities and one behavioral health hospital facility with a total of 4,494 licensed beds, several outpatient service facilities and more than 160 physician clinics. Effective October 1, 2013, the Company sold its Florida operations, which primarily included three hospitals in the Tampa-St. Petersburg area and all related physician operations, which have been included in discontinued operations in these consolidated financial statements for all periods presented. For more information on the Company’s discontinued operations see Note 8. Accordingly, as of the date of filing, the Company owns or leases 16 acute care hospital facilities and one behavioral health hospital facility with a total of 3,803 licensed beds, several outpatient service facilities and more than 145 physician clinics. IASIS operates in various regions including:

•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	five cities in Texas, including Houston and San Antonio; and

•	West Monroe, Louisiana.

The Company also owns and operates Health Choice Arizona, Inc. (“Health Choice” or the “Plan”), a provider-owned, managed care organization and insurer, headquartered in Phoenix that serves over 179,000 members in Arizona and Utah.

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

Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no impact on the Company’s total assets or total liabilities and equity.

General and Administrative

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include the IASIS corporate office costs, which were $45.4 million, $56.4 million and $48.8 million for the years ended September 30, 2013, 2012 and 2011, respectively.

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

In the ordinary course of business, the Company provides care without charge to patients who are financially unable to pay for the healthcare services they receive. Because the Company does not pursue collection of amounts determined to qualify as charity care, they are not reported in net revenue. The Company currently records revenue deductions for patient accounts that meet its guidelines for charity care. The Company provides charity care to patients with income levels below 200% of the federal poverty level (“FPL”). Additionally, at all of the Company’s hospitals, a sliding scale of reduced rates is offered to uninsured patients, who are not covered through federal, state or private insurance, with incomes between 200% and 400% of the FPL. The estimated costs incurred by the Company to provide services to patients who qualify for charity care were $12.9 million, $14.0 million and $17.0 million for the years ended September 30, 2013, 2012 and 2011, respectively. These estimates were determined by applying a ratio of costs to gross charges multiplied by the Company’s gross charity care charges.

Acute care revenue is reported at the estimated net realizable amounts from third-party payors and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with third-party payors. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and are adjusted, if necessary, in future periods when final settlements are determined. Net adjustments to estimated third-party payor settlements (“prior year contractuals”) resulted in an increase in net revenue of $8.4 million, $14.3 million and $2.3 million for the years ended September 30, 2013, 2012 and 2011, respectively. The Company also records a provision for bad debts related to uninsured accounts to reflect its self-pay accounts receivable at the estimated amounts expected to be collected. The sources of the Company’s hospital net patient revenue by payor before its provision for bad debts are summarized as follows:

	Year Ended September 30,
	2013	2012	2011
Medicare	20.9%	23.5%	21.8%
Managed Medicare	10.1	9.0	8.7
Medicaid and managed Medicaid	12.2	13.7	16.1
Managed care	37.9	38.1	41.1
Self-pay	18.9	15.7	12.3

Total	100.0%	100.0%	100.0%

Reimbursement Settlements

During fiscal 2012, a settlement agreement (the “Rural Floor Settlement”) was signed between the Centers for Medicare and Medicaid Services (“CMS”) and a large number of healthcare service providers, including the Company’s hospitals. The Rural Floor Settlement is intended to resolve all claims that have been brought or could have been brought relating to CMS’ calculation of the rural floor budget neutrality adjustment that was created by the Balanced Budget Act of 1997 for federal fiscal year 1998 through and including federal fiscal year 2011. As a result of the Rural Floor Settlement, the Company recognized $12.8 million of additional acute care revenue during the year ended September 30, 2012.

During the year ended September 30, 2012, acute care revenue included an unfavorable adjustment of $3.1 million related to the newly issued Supplemental Security Income (“SSI”) ratios utilized for calculating Medicare disproportionate share hospital reimbursement for federal fiscal years 2006 through 2009.

Premium Revenue

Health Choice is primarily a provider-owned, managed care organization and insurer that serves enrollees in Arizona and Utah. The Plan derives most of its revenue through a contract in Arizona with the Arizona Health Care Cost Containment System (“AHCCCS”) to provide specified health services to qualified Medicaid enrollees through contracted providers. AHCCCS is the state agency that administers Arizona’s Medicaid program. The contract requires the Plan to arrange for healthcare services for enrolled Medicaid patients in exchange for fixed monthly premiums, based upon negotiated per capita member rates, and supplemental payments from AHCCCS. Capitation payments received by Health Choice are recognized as revenue in the month that members are entitled to healthcare services.

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

Health Choice’s amended contract with AHCCCS, which was effective October 1, 2012, provided for a one-year term. On March 25, 2013, Health Choice was awarded a new contract by AHCCCS. The new contract, which commenced on October 1, 2013, has an initial term of three years, and includes two one-year renewal options at the discretion of AHCCCS. The contract is terminable without cause on 90 days’ written notice or for cause upon written notice if the Company fails to comply with any term or condition of the contract or fails to take corrective action as required to comply with the terms of the contract. Additionally, AHCCCS can terminate the contract in the event of the unavailability of state or federal funding.

Health Choice also provides coverage as a Medicare Advantage Prescription Drug (“MAPD”) Special Needs Plan (“SNP”) provider pursuant to a contract with CMS. The SNP allows Health Choice to offer Medicare and Part D drug benefit coverage for new and existing dual-eligible members (i.e. those that are eligible for Medicare and Medicaid). The contract with CMS includes successive one-year renewal options at the discretion of CMS and is terminable without cause on 90 days’ written notice or for cause upon written notice if the Company fails to comply with any term or condition of the contract or fails to take corrective action as required to comply with the terms of the contract. Health Choice has received notification that CMS is exercising its option to extend its contract through December 31, 2013.

In Arizona and surrounding states, the Plan subcontracts with hospitals, physicians and other medical providers to provide services to its Medicaid and Medicare enrollees in Apache, Coconino, Gila, Maricopa, Mohave, Navajo, Pima and Pinal counties, regardless of the actual costs incurred to provide these services.

Medicare and Medicaid EHR Incentives

The American Recovery and Reinvestment Act of 2009 provides for Medicare and Medicaid incentive payments that began in calendar year 2011 for eligible hospitals and professionals that implement certified electronic health records (“EHR”) technology and adopt the related meaningful use requirements. The Company recognizes income related to the Medicare or Medicaid incentives as the Company is able to satisfy all appropriate contingencies, which includes completing attestations as to eligible hospitals adopting, implementing or demonstrating meaningful use of certified EHR technology, and additionally for Medicare incentives, deferring income until the related Medicare fiscal year has passed and cost report information used to determine the final amount of reimbursement is known. Included in the accompanying consolidated statements of operations for the years ended September 30, 2013, 2012 and 2011 is $22.5 million, $22.4 million and $9.0 million, respectively, of operating income related to Medicare and Medicaid EHR incentives recognized during the respective period. The Company has incurred and will continue to incur both capital costs and operating expenses in order to implement certified EHR technology and meet meaningful use requirements. These costs and expenses are projected to continue during all stages of certified EHR technology and meaningful use implementation. As a result, the timing of the expense recognition will not correlate with the receipt of the incentive payments or the recognition of operating income.

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

As discussed in Note 3, cash generated from certain asset dispositions may be subject to prepayment requirements under our senior credit agreement and indenture.

Accounts Receivable

Patient Accounts Receivable

The Company receives payments for services rendered from federal and state agencies (under the Medicare, Medicaid and TRICARE programs), managed care health plans, including Medicare and Medicaid managed health plans, commercial insurance companies, employers and patients. During the years ended September 30, 2013, 2012 and 2011, 43.2%, 46.2% and 46.6%, respectively, of the Company’s acute care revenue before its provision for bad debts related to patients participating in the Medicare and Medicaid programs, including Medicare and Medicaid managed health plans. The Company recognizes that revenue and receivables from government agencies are significant to its operations, but does not believe that there is significant credit risks associated with these government agencies. The Company believes that concentration of credit risk from other payors is limited due to the number of patients and payors.

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

At September 30, 2013 and 2012, the Company’s self-pay receivables, including amounts due from uninsured patients and co-payment and deductible amounts due from insured patients, were $336.2 million and $328.5 million, respectively. At September 30, 2013 and 2012, the Company’s allowance for doubtful accounts was $255.7 million and $235.2 million, respectively. The increase in the allowance for doubtful accounts is due primarily to an increase in self-pay volume and revenue.

Inventories

Inventories, principally medical supplies, implants and pharmaceuticals, are stated at the lower of cost or market.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at September 30, 2013 and 2012, include amounts due to the Company related to the Texas private supplemental Medicaid reimbursement programs totaling $66.8 million and $42.7 million, respectively.

Long-lived Assets

The primary components of the Company’s long-lived assets are discussed below. When events, circumstances or operating results indicate that the carrying values of certain long-lived assets and related identifiable intangible assets (excluding goodwill) that are expected to be held and used might be impaired under the provisions of FASB authoritative guidance regarding accounting for the impairment or disposal of long-lived assets, the Company considers the recoverability of assets to be held and used by comparing the carrying amount of the assets to the undiscounted value of future net cash flows expected to be generated by the assets. If assets are identified as impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets as determined by independent appraisals or estimates of discounted future cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of September 30, 2013, the Company has not identified any indicators of impairment related to its long-lived assets.

Property and Equipment

Property and equipment are stated at cost. Routine maintenance and repairs are charged to expense as incurred. Expenditures that increase capacities or extend useful lives are capitalized. Buildings and improvements are depreciated over estimated useful lives ranging generally from 14 to 40 years. Estimated useful lives of equipment vary generally from 3 to 25 years. Leasehold improvements are amortized on a straight-line basis over the lesser of the terms of the respective leases or their estimated useful lives. Depreciation expense, including amortization of assets capitalized under capital leases, is computed using the straight-line method and was $94.6 million, $100.9 million and $92.0 million for the years ended September 30, 2013, 2012 and 2011, respectively.

Goodwill and Other Intangible Assets

        Goodwill is not amortized but is subject to annual tests for impairment or more often if events or circumstances indicate it may be impaired. Impairment testing for goodwill is done at the reporting unit level. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company completed its annual impairment test of goodwill during fiscal 2013, noting no impairment.

Other Assets

Other assets includes costs associated with the issuance of debt, which are amortized over the life of the related debt. Amortization of deferred financing costs is included in interest expense and totaled $7.6 million, $7.3 million and $4.9 million for the years ended September 30, 2013, 2012 and 2011, respectively. Deferred financing costs, net of accumulated amortization, totaled $27.3 million and $32.3 million at September 30, 2013 and 2012, respectively.

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

The Company applies the provisions of FASB authoritative guidance regarding non-controlling interests in consolidated financial statements, which requires the Company to clearly identify and present ownership interests in subsidiaries held by parties other than the Company in the consolidated financial statements within the equity section. It also requires the amounts of consolidated net earnings attributable to the Company and to the non-controlling interests to be clearly identified and presented on the face of the consolidated statements of operations.

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

The following table shows the components of the change in medical claims payable (in thousands):

	Year Ended September 30, 2013	Year Ended September 30, 2012	Year Ended September 30, 2011
Medical claims payable as of October 1	$61,142	$85,723	$111,373
Medical claims expense incurred during the year
Related to current year	476,217	489,387	648,739
Related to prior years	(1,831)	(16,170)	(7,985)

Total expenses	474,386	473,217	640,754

Medical claims payments during the year
Related to current year	(421,120)	(430,788)	(564,920)
Related to prior years	(56,894)	(67,010)	(101,484)

Total payments	(478,014)	(497,798)	(666,404)

Medical claims payable as of September 30	$57,514	$61,142	$85,723

As reflected in the table above, medical claims expense for the year ended September 30, 2013, includes a $1.8 million reduction of medical costs related to prior years resulting from favorable development in both the Medicaid product line of $1.5 million and the Medicare product line of $337,000.

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

Enrollment in Health Choice at September 30, 2013, 2012 and 2011, was 179,164, 178,806 and 195,665, respectively.

Stock-Based Compensation

Although IASIS has no stock option plan or outstanding stock options, the Company, through its parent, IASIS Healthcare Corporation (“IAS”), grants stock options for a fixed number of common shares to employees. The Company accounts for this stock-based incentive plan under the measurement and recognition provisions of FASB authoritative guidance regarding share-based payments (“Share-Based Payments Guidance”). Accordingly, the Company applies the fair value recognition provisions requiring all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on the estimated grant date fair value of each stock-based award. In accordance with the provisions of the Share-Based Payments Guidance, the Company uses the Black-Scholes-Merton model in determining the fair value of its share-based payments. The fair value of compensation costs for time-vested options will generally be amortized on a straight-line basis over the requisite service periods of the awards, generally equal to the awards’ vesting periods, while the fair value of compensation costs for options with market-based conditions are recognized on a graded schedule generally over the awards’ vesting periods.

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

Fair Value of Financial Instruments

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

The estimated fair values of the Company’s 8.375% senior notes due 2019 and senior secured credit facilities were $882.9 million and $1.003 billion, respectively, at September 30, 2013, based on the average of the bid and ask price as determined using published rates at that date and are categorized as Level 2 within the fair value hierarchy. The Company does not record its long-term debt at estimated fair values, but rather at its carrying value.

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

Management Services Agreement

The Company is party to a management services agreement with affiliates of TPG Global, LLC (together with its affiliates, “TPG”), JLL Partners and Trimaran Fund Management. The management services agreement provides that in exchange for consulting and management advisory services that will be provided to the Company by the investors, the Company will pay an aggregate monitoring fee of 0.25% of budgeted net revenue up to a maximum of $5.0 million per fiscal year to these parties (or certain of their respective affiliates) and reimburse them for their reasonable disbursements and out-of-pocket expenses. This monitoring fee is divided among the parties in proportion to their relative ownership percentages in IASIS Investment LLC, parent company and majority stockholder of IAS. The monitoring fee will be subordinated to the senior notes in the event of a bankruptcy of the Company. The management services agreement does not have a stated term. Pursuant to the provisions of the management services agreement, the Company has agreed to indemnify the investors (or certain of their respective affiliates) in certain situations arising from or relating to the agreement, the investors’ investment in the securities of IAS or any related transactions or the operations of the investors, except for losses that arise on account of the investors’ negligence or willful misconduct. For each of the three years ended September 30, 2013, 2012 and 2011, the Company paid $5.0 million in monitoring fees under the management services agreement.

Recent Accounting Pronouncements

Newly Adopted

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income” (Topic 220): Presentation of Comprehensive Income. This ASU eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Instead, ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income” (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income. This ASU amends ASU 2011-05 to defer the requirement to measure and present reclassification adjustments from accumulated other comprehensive income to net income by income statement line item in net income and also in other comprehensive income. ASU 2011-05, as amended by ASU 2011-12, is required to be applied retrospectively and is effective for fiscal years beginning after December 15, 2011. The Company has adopted this authoritative guidance effective October 1, 2012, and the change in presentation is included in the Company’s accompanying consolidated statements of comprehensive income.

Recently Issued

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. ASU 2013-02 requires entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 is required to be applied prospectively and is effective for fiscal years beginning after December 15, 2012, and interim periods within those years. The Company will adopt ASU 2013-02 in the first quarter of its fiscal year 2014. The adoption of ASU 2013-02 is not expected to significantly impact the Company’s consolidated financial statements.

3. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

On May 3, 2011, the Company completed a transaction to refinance its then existing debt (“the Refinancing”). The Refinancing included $1.325 billion in new senior secured credit facilities and the issuance by the Company, together with its wholly owned subsidiary IASIS Capital Corporation (“IASIS Capital”), of $850.0 million aggregate principal amount of 8.375% senior notes due 2019 (the “Senior Notes”). Proceeds from the Refinancing were used to refinance amounts outstanding under the Company’s then existing credit facilities; fund a cash tender offer to repurchase any and all of the Company’s $475.0 million aggregate principal amount of 8 3⁄4% senior subordinated notes due 2014; repay in full the Holdings Senior Paid-in-Kind (“PIK”) Loans held at IAS; pay fees and expenses associated with the Refinancing; and raise capital for general corporate purposes.

As part of the Refinancing, the Company distributed $632.9 million to IAS, which is comprised of $402.9 million to fund the repayment of the Holdings Senior PIK Loans, including interest that had accrued to the principal balance of the loans totaling $102.9 million, and $230.0 million to be held for future acquisitions and strategic growth initiatives, as well as potential distributions to the equity holders of IAS. On June 6, 2012, IAS distributed $115.0 million to its equity holders. On October 18, 2013, IAS distributed the remaining $115.0 million to its equity holders.

Long-term debt and capital lease obligations consist of the following (in thousands):

	September 30, 2013	September 30, 2012
Senior secured term loan facility	$996,154	$1,005,537
Senior Notes	845,711	844,943
Capital leases and other obligations	24,178	16,014

	1,866,043	1,866,494
Less current maturities	13,221	13,387

	$1,852,822	$1,853,107

As of September 30, 2013, the senior secured term loan facility balance reflects an original issue discount (“OID”) of $3.4 million, which is net of accumulated amortization of $1.8 million. The Senior Notes balance reflects an OID of $4.3 million, which is net of accumulated amortization of $1.9 million.

As of September 30, 2013, capital leases and other obligations includes a financing obligation totaling $11.1 million, resulting from the Company’s sale-leaseback transactions described in Note 15.

$1.325 Billion Senior Secured Credit Facilities

The Company’s senior credit agreement resulting from the Refinancing was amended on February 20, 2013 (the “Repricing Amendment”) as part of a repricing that lowered the interest rate, (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement provides for senior secured financing of up to $1.325 billion consisting of (1) a $1.025 billion senior secured term loan facility with a seven-year maturity and (2) a $300.0 million senior secured revolving credit facility with a five-year maturity, of which up to $150.0 million may be utilized for the issuance of letters of credit (together, the “Senior Secured Credit Facilities”). Principal under the senior secured term loan facility is due in consecutive equal quarterly installments in an aggregate annual amount equal to 1% of the principal amount of $1.007 billion outstanding as of the effective date of the Repricing Amendment, with the remaining balance due upon maturity of the senior secured term loan facility. The senior secured revolving credit facility does not require installment payments.

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

8.375% Senior Notes due 2019

The Company, together with IASIS Capital (together, the “Issuers”), have issued an $850.0 million aggregate principal amount of Senior Notes, which mature on May 15, 2019, pursuant to an indenture, dated as of May 3, 2011, among the Issuers and certain of the Issuers’ wholly owned domestic subsidiaries that guarantee the Senior Secured Credit Facilities (the “Notes Guarantors”) (the “Indenture”). The Indenture provides that the Senior Notes are general unsecured, senior obligations of the Issuers, and initially will be unconditionally guaranteed on a senior unsecured basis.

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

4. INTEREST RATE SWAPS

In March 2009, the Company executed interest rate swap agreements with Citibank, N.A. (“Citibank”) and Wachovia Bank, N.A. (currently Wells Fargo Bank, N.A.), as counterparties, with notional amounts totaling $425.0 million, of which $225.0 million expired on February 28, 2011 and $200.0 million expired on February 29, 2012. The Company completed an assessment of these cash flow hedges during the year ended September 30, 2011, and determined that these hedges were effective for all periods up to and including the quarter ended March 31, 2011. The ineffectiveness of these hedging instruments occurred subsequent to March 31, 2011, and was the result of the Company’s refinancing transaction which established a LIBOR floor applicable to borrowings under the Senior Secured Credit Facilities, the source of the Company’s variable rate debt. Accordingly, a $1.4 million and $1.6 million gain resulting from the change in fair value of these hedging instruments has been recognized for the years ended September 30, 2012 and 2011, respectively. The resulting gain has been reflected as a component of interest expense in the accompanying consolidated statements of operations. No gain or loss has been reflected in the accompanying consolidated statements of operations for the periods these cash flow hedges were determined to be effective.

In August 2011, the Company executed forward starting interest rate swaps with Citibank, N.A. and Barclays Bank PLC, as counterparties, with notional amounts totaling $350.0 million, each agreement effective March 28, 2013 and expiring between September 30, 2014 and September 30, 2016. Under these agreements, the Company is required to make quarterly fixed rate payments at annual rates ranging from 1.6% to 2.2%. The counterparties are obligated to make quarterly floating rate payments to the Company based on the three-month LIBOR rate, each subject to a floor of 1.25%. The Company completed an assessment of these cash flow hedges during the year ended September 30, 2013, and determined that these hedges were highly effective. Accordingly, no gain or loss related to these hedges has been reflected in the accompanying consolidated statements of operations, and the change in fair value has been included in accumulated other comprehensive loss as a component of member’s equity. Additionally, the Company was a party to an interest rate cap with Citibank, as counterparty, for a notional amount totaling $350.0 million and a cap rate of 1.75%, effective from March 1, 2012 until March 31, 2013.

Effective Dates	Total Notional Amounts
(in thousands)
Interest Rate Swaps
Effective from March 28, 2013 to September 30, 2014	$50,000
Effective from March 28, 2013 to September 30, 2015	$100,000
Effective from March 28, 2013 to September 30, 2016	$200,000

The fair value of the Company’s interest rate hedges at September 30, 2013 and 2012, reflect liability balances of $5.9 million and $7.6 million, respectively, and are included in other long-term liabilities in the accompanying consolidated balance sheets. The fair value of the Company’s interest rate hedges reflects a liability because the effect of the forward LIBOR curve on future interest payments results in less interest due to the Company under the variable rate component included in the interest rate hedging agreements, as compared to the amount due the Company’s counterparties under the fixed interest rate component. Any change in the fair value of the Company’s interest rate swaps that expired on February 28, 2012, net of income taxes, from inception to March 31, 2011, is included in accumulated other comprehensive loss as a component of member’s equity in the accompanying consolidated balance sheets. Any change in fair value of these interest rate swaps since March 31, 2011, has been included as a component of interest expense in the accompanying consolidated statements of operations, as previously described. Any change in the fair value of the Company’s forward starting hedging instruments effective March 1, 2012 and March 31, 2013 are included in accumulated other comprehensive loss.

5. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of the Company’s accumulated other comprehensive loss, net of income taxes, are as follows (in thousands):

	September 30, 2013	September 30, 2012	September 30, 2011
Fair value of interest rate hedges	$(5,918)	$(7,580)	$(3,723)
Income tax benefit	2,289	2,907	1,475

Accumulated other comprehensive loss	$(3,629)	$(4,673)	$(2,248)

6. DISTRIBUTION TO PARENT

As part of the Refinancing, the Company distributed $632.9 million to IAS, $402.9 million to fund the repayment of the Holdings senior paid-in-kind loans, which included interest that had accrued to the principal balance of the loans totaling $102.9 million, and $230.0 million to be held for future acquisitions and strategic growth initiatives, as well as potential distributions to the equity holders of IAS. On June 6, 2012, IAS distributed $115.0 million to its equity holders to redeem all of its remaining outstanding preferred stock and to pay a dividend to its common stockholders (the “Shareholder Distribution”), and on October 18, 2013, IAS distributed the remaining $115.0 million of cash originating from the Refinancing to pay a dividend to its common stockholders.

7. ACQUISITIONS

Effective October 1, 2010, the Company acquired Brim Holdings, Inc. (“Brim”) in a cash-for-stock transaction valued at $95.0 million, subject to changes in net working capital. Brim operates Wadley Regional Medical Center (“Wadley”), a 370-licensed bed acute care hospital facility located in Texarkana, Texas, and Pikes Peak Regional Hospital (“Pikes Peak”), a 15-licensed bed critical access acute care hospital facility, in Woodland Park, Colorado, through operating lease agreements with separate parties. Independent investors, consisting of board-certified physicians on the medical staff of Wadley, retained an aggregate 27.3% ownership interest in Wadley. The Brim acquisition was accounted for as a business combination; therefore, the Company applied the acquisition method of accounting to allocate the assets acquired or liabilities assumed based on their fair values. The excess of the purchase price over those fair values was recorded as goodwill.

Effective May 1, 2011, the Company acquired a 79.1% equity ownership interest in St. Joseph Medical Center (“St. Joseph”), a 792-licensed bed acute care hospital facility located in downtown Houston, Texas, in exchange for cash consideration of $156.8 million, subject to changes in net assets. Independent investors, consisting of board-certified physicians on the medical staff of St. Joseph, retained an aggregate 20.9% ownership interest in the hospital. This acquisition was accounted for as a business combination; therefore, the Company applied the acquisition method of accounting to allocate assets acquired or liabilities assumed based on their fair values. The excess of the purchase price over those fair values was recorded as goodwill.

8. DISCONTINUED OPERATIONS

Effective October 1, 2013, the Company sold its Florida operations, which primarily included three hospitals in the Tampa – St. Petersburg area and all related physician operations. Accordingly, operating results of the Florida operations are reported as discontinued operations for all periods presented. Proceeds received on September 30, 2013, in connection with the sale transaction are presented in the accompany consolidated balance sheet in cash and cash equivalents, along with a corresponding liability in advance on divestiture. In addition, the assets and liabilities to be sold are classified as assets and liabilities held for sale as of September 30, 2013.

The following table sets forth the components of discontinued operations (in thousands):

	Year Ended September 30,
	2013	2012	2011
Net revenue less provision for bad debts	$203,315	$207,957	$200,201
Earnings before income taxes	6,794	9,522	4,514

The following table provides the components of assets and liabilities held for sale related to the Company’s Florida operations (in thousands):

September 30, 2013
Inventories	$7,233
Prepaid expenses and other current assets	2,462
Property and equipment, net	109,326
Other assets, net	120

Assets held for sale	$119,141

Salaries and benefits payable	$2,012
Other accrued expenses and other current liabilities	1,196

Liabilities held for sale	$3,208

Income taxes allocated to the discontinued operations resulted in related effective tax rates of 45.0%, 36.4% and 38.1% for the years ended September 30, 2013, 2012 and 2011, respectively.

9. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	September 30, 2013	September 30, 2012
Land	$121,134	$155,209
Buildings and improvements	646,206	970,396
Equipment	722,183	738,493

	1,489,523	1,864,098
Less accumulated depreciation and amortization	(667,656)	(704,169)

	821,867	1,159,929
Construction-in-progress	11,302	11,728

	$833,169	$1,171,657

Included in property and equipment are assets acquired under capital leases of $7.8 million and $9.8 million, net of accumulated amortization of $7.2 million and $5.1 million, at September 30, 2013 and 2012, respectively.

10. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying amount of goodwill (in thousands):

	Acute Care	Health Choice	Total
Balance at September 30, 2011	$802,894	$5,757	$808,651
Acquisitions	9,773	—	9,773

Balance at September 30, 2012	812,667	5,757	818,424
Adjustments related to acquisitions	(2,014)	—	(2,014)

Balance at September 30, 2013	$810,653	$5,757	$816,410

For the years ended September 30, 2013 and 2012, as a result of the Company’s annual impairment testing, the Company has determined all remaining goodwill and long-lived assets to be recoverable.

Other intangible assets includes Health Choice’s contract with AHCCCS, which is amortized over a period of 15 years, the contract’s estimated useful life, including assumed renewal periods. The gross intangible value originally assigned to this asset was $45.0 million. The Company expects amortization expense for this intangible asset to be $3.0 million per year based on its estimated life, and $15.0 million over the next five years. Amortization of this intangible asset is included in depreciation and amortization expense in the accompanying consolidated statements of operations and totaled $3.0 million for each of the years ended September 30, 2013, 2012 and 2011. The unamortized value of Health Choice’s contract with AHCCCS at September 30, 2013 and 2012, was $18.0 million and $21.0 million, respectively.

11. MEMBER’S EQUITY

Common Interests of IASIS

As of September 30, 2013, all of the common interests of IASIS were owned by IAS, its sole member.

12. STOCK OPTIONS

2004 Stock Option Plan

The IAS 2004 Stock Option Plan (the “2004 Stock Option Plan”) was established to promote the Company’s interests by providing additional incentives to its key employees, directors, service providers and consultants. The options granted under the plan represent the right to purchase IAS common stock upon exercise. Each option shall be identified as either an incentive stock option or a non-qualified stock option. The plan was adopted by the board of directors and majority stockholder of IAS in June 2004. The maximum number of shares of IAS common stock that may be issued pursuant to options granted under the 2004 Stock Option Plan is 2,625,975. Certain options totaling rights to purchase 1,980,632 shares of common stock become exercisable over a period not to exceed five years after the date of grant, while other options representing 338,845 shares vest based upon the achievement of specific performance conditions, both subject to earlier vesting provisions as provided for in the 2004 Stock Option Plan. All options granted under the 2004 Stock Option Plan expire no later than 10 years from the respective dates of grant. At September 30, 2013, there were 306,498 options available for grant.

In conjunction with the Shareholder Distribution, the board of directors of IAS authorized management to modify the exercise price of all outstanding stock options to provide protection against the dilutive impact of the common stock dividend on the outstanding options’ intrinsic value. On September 25, 2012, the Company reduced the exercise price for each grant by $4.75 per option. Accordingly, as a result of the modification, an additional $3.7 million was recognized as stock-based compensation for the year ended September 30, 2012.

As of September 30, 2013, the total compensation cost related to nonvested awards not yet recognized is $10.5 million, which is expected to be recognized over a weighted-average period of 3.5 years.

Information regarding the Company’s stock option activity is summarized below:

	2004 Stock Option Plan
	Options	Option Price Per Share	Weighted Average Exercise Price
Options outstanding at September 30, 2010	1,686,329	$20.00-$45.66	$24.58

Granted	404,411	$45.66	$45.66
Exercised	(1,450)	$20.00	$20.00
Cancelled/forfeited	(42,804)	$20.00-$35.68	$34.66

Options outstanding at September 30, 2011	2,046,486	$20.00-$45.66	$28.54

Granted	433,861	$45.66	$45.66
Exercised	—	—	—
Cancelled/forfeited	(109,600)	$20.00-$45.66	$35.66

Options outstanding at September 30, 2012	2,370,747	$15.25-$40.91	$26.60

Granted	38,000	$40.91	$40.91
Exercised	—	—	—
Cancelled/forfeited	(89,270)	$15.25-$40.91	$33.28

Options outstanding at September 30, 2013	2,319,477	$15.25-$40.91	$26.57

Options exercisable at September 30, 2013	1,623,591	$15.25-$40.91	$20.68

The following table provides information regarding assumptions used in the fair value measurement for options outstanding at September 30, 2013.

Risk-free interest	0.60%-4.56%
Dividend yield	0.0%
Volatility	30%-50%
Expected option life	4-8 years

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

13. INCOME TAXES

Income tax expense on earnings from continuing operations consists of the following (in thousands):

	Year Ended September 30, 2013	Year Ended September 30, 2012	Year Ended September 30, 2011
Current:
Federal	$5,806	$(9,336)	$15,309
State	3,561	(1,668)	3,383
Deferred:
Federal	(3,189)	15,361	4,232
State	(744)	(1,785)	(592)

	$5,434	$2,572	$22,332

A reconciliation of the federal statutory rate to the effective income tax rate applied to earnings from continuing operations before income taxes is as follows (in thousands):

	Year Ended September 30, 2013	Year Ended September 30, 2012	Year Ended September 30, 2011
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	15.0	(8.0)	3.0
Nondeductible compensation	7.7	2.3	0.6
Other nondeductible expenses	6.0	3.7	0.7
Federal tax credits	(3.7)	(2.5)	(0.2)
Income attributable to non-controlling interests	(20.7)	(10.8)	(5.9)
Change in valuation allowance charged to federal income tax expense	3.7	0.8	—
Change in unrecognized tax benefits	1.4	(11.1)	3.2
Other items, net	0.1	(0.2)	0.1

Effective income tax rate	44.5%	9.2%	36.5%

A summary of the items comprising deferred tax assets and liabilities is as follows (in thousands):

	September 30, 2013		September 30, 2012
	Assets	Liabilities	Assets	Liabilities
Depreciation and fixed asset basis differences	$—	$71,774	$—	$97,339
Amortization and intangible asset basis differences	—	106,573	—	86,313
Accrued other revenue	—	13,192	—	15,645
Accounts receivable	21,640	—	34,405	—
Professional liability	18,708	—	21,700	—
Gain on divestiture of Florida operations	8,720	—	—	—
Deferred gain on sale-leaseback transaction	13,998	—	—	—
Accrued expenses and other liabilities	17,594	—	18,196	—
Basis differences attributable to non-controlling interests	18,881	—	21,087	—
Deductible carryforwards and credits	13,039	—	12,785	—
Other, net	938	—	304	—
Valuation allowance	(11,475)	—	(10,397)	—

Total	$102,043	$191,539	$98,080	$199,297

Net current deferred tax assets of $26.1 million and $19.7 million and net non-current deferred tax liabilities of $115.6 million and $121.0 million are included in the accompanying consolidated balance sheets at September 30, 2013 and 2012, respectively. The Company had a net income tax payable of $33.5 million and a net income tax receivable of $9.3 million at September 30, 2013 and 2012, respectively.

The Company and some of its subsidiaries are included in IAS’ consolidated filing group for U.S. federal income tax purposes, as well as in certain state and local income tax returns that include IAS. With respect to tax returns for any taxable period in which the Company or any of its subsidiaries are included in a tax return filing with IAS, the amount of taxes to be paid by the Company is determined, subject to some adjustments, as if it and its subsidiaries filed their own tax returns excluding IAS. Member’s equity in the accompanying consolidated balance sheets as of September 30, 2013 and 2012, includes $43.2 million and $42.7 million, respectively, in capital contributions representing cumulative tax benefits generated by IAS and utilized by the Company in the combined tax return filings, for which IAS did not require cash settlement from the Company.

The Company maintains a valuation allowance for deferred tax assets it believes may not be utilized. The valuation allowance increased by $1.1 million and $1.8 million during the years ended September 30, 2013 and 2012, respectively. The increase in the valuation allowance for the years ended September 30, 2013 and 2012, relates to the generation of net operating loss carryforwards by certain subsidiaries excluded from the IAS consolidated federal income tax return, as well as state net operating loss carryforwards that may not ultimately be utilized.

As of September 30, 2013, federal net operating loss carryforwards were available to offset $15.4 million of future taxable income generated by subsidiaries of the Company that are excluded from the IAS consolidated return. A valuation allowance has been established against $12.2 million of these carryforwards, which expire between 2026 and 2033. State net operating losses totaling $195.3 million were also available, but largely offset by a valuation allowance. The state net operating loss carryforwards expire between 2018 and 2033.

The liability for unrecognized tax benefits included in the accompanying consolidated balance sheets was $10.0 million, including accrued interest of $1.1 million, at September 30, 2013, and $15.5 million, including accrued interest of $767,000, at September 30, 2012. An additional $6.9 million and $6.7 million of unrecognized tax benefits are reflected as a reduction to deferred tax assets for state net operating losses generated by uncertain tax deductions as of September 30, 2013 and 2012, respectively. Of the total unrecognized tax benefits at September 30, 2013, $1.7 million (net of the tax benefit on state taxes and interest) represents the amount of unrecognized tax and interest that, if recognized, would favorably impact the Company’s effective income tax rate. The remainder of the unrecognized tax positions consist of items for which the uncertainty relates only to the timing of the deductibility, and state net operating loss carryforwards for which ultimate recognition would result in the creation of an offsetting valuation allowance due to the unlikelihood of future taxable income in that state.

A summary of activity of the Company’s total amounts of unrecognized tax benefits is as follows (in thousands):

	Year Ended September 30, 2013	Year Ended September 30, 2012	Year Ended September 30, 2011
Unrecognized tax benefits at October 1	$21,448	$17,402	$17,534
Reductions resulting from tax positions taken in a prior period	(6,144)	(3,634)	(5,185)
Additions resulting from tax positions taken in the current period	1,143	8,419	5,219
Reductions resulting from lapse of statute of limitations	(600)	(739)	(166)

Unrecognized tax benefits at September 30	$15,847	$21,448	$17,402

The Company’s policy is to classify interest and penalties as a component of income tax expense. Interest expense totaling $192,000, $174,000 and $73,000 (net of related tax benefits) is included in income tax expense in the accompanying consolidated statements of operations for the years ended September 30, 2013, 2012 and 2011, respectively.

The Company’s tax years 2010 and beyond remain open to examination by U.S. federal and state taxing authorities. It is reasonably possible that unrecognized tax benefits could significantly increase or decrease within the next twelve months. However, the Company is currently unable to estimate the range of any possible change.

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

Professional, General and Workers’ Compensation Liability Risks

The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment and personal injuries. To cover these types of claims, the Company maintains professional and general liability insurance in excess of self-insured retentions through a commercial insurance carrier in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is currently not a party to any such proceedings that, in the Company’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company expenses an estimate of the costs it expects to incur under the self-insured retention exposure for professional and general liability claims using historical claims data, demographic factors, severity factors, current incident logs and other actuarial analysis. At September 30, 2013 and 2012, the Company’s professional and general liability accrual for asserted and unasserted claims totaled $68.2 million and $76.9 million, respectively, with the current portion totaling $16.5 million and $13.8 million during the same respective periods. The semi-annual valuations from the Company’s independent actuary for professional and general liability losses resulted in a change related to estimates for prior years which decreased professional and general liability expense by $9.4 million, $922,000 and $110,000 during the years ended September 30, 2013, 2012 and 2011, respectively, with $1.4 million, $99,000 and $256,000 being allocated to discontinued operations, respectively.

The Company is subject to claims and legal actions in the ordinary course of business relative to workers’ compensation. To cover these types of claims, the Company maintains workers’ compensation insurance coverage with a self-insured retention. The Company accrues costs of workers’ compensation claims based upon estimates derived from its claims experience. The semi-annual valuations from the Company’s independent actuary for workers’ compensation losses resulted in a change related to estimates for prior years which decreased workers’ compensation expense by $1.2 million and $1.1 million during the years ended September 30, 2013 and 2012, respectively, and increased workers’ compensation expense by $1.6 million during the year ended September 30, 2011, with $320,000 and $224,000 and $280,000, respectively, allocated to discontinued operations.

Health Choice

Health Choice has entered into capitated contracts whereby the Plan provides healthcare services in exchange for fixed periodic and supplemental payments from AHCCCS and CMS. These services are provided regardless of the actual costs incurred to provide these services. The Company receives reinsurance and other supplemental payments from AHCCCS to cover certain costs of healthcare services that exceed certain thresholds. The Company believes the capitated payments, together with reinsurance and other supplemental payments are sufficient to pay for the services Health Choice is obligated to deliver. As of September 30, 2013, the Company has provided a performance guaranty in the form of a letter of credit totaling $39.9 million for the benefit of AHCCCS to support its obligations under the Health Choice contract to provide and pay for the healthcare services. The amount of the performance guaranty is generally based in part upon the membership in the Plan and the related capitation revenue paid to Health Choice.

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

Other

        In November 2010, the DOJ sent a letter to IAS requesting a 12-month tolling agreement in connection with an investigation into Medicare claims submitted by our hospitals in connection with the implantation of ICDs during the period 2003 to the present. At that time, neither the precise number of procedures, number of claims, nor the hospitals involved were identified by the DOJ. We understand that the government is conducting a national initiative with respect to ICD procedures involving a number of healthcare providers and is seeking information in order to determine if ICD implantation procedures were performed in accordance with Medicare coverage requirements. On January 11, 2011, IAS entered into the tolling agreement with the DOJ and, subsequently, the DOJ has provided IAS with a list of 194 procedures involving ICDs at 14 hospitals which are the subject of further medical necessity review by the DOJ. We are cooperating fully with the government and, to date, the DOJ has not asserted any claim against our hospitals. We believe that 125 of these procedure claims were properly documented for medical necessity and billed appropriately. On June 29, 2013, our outside counsel submitted to the DOJ summary justifications and supporting evidence relating to the medical claims at four of our hospitals. We continue to search for and develop the documentary support for the remaining 69 of these cases that could have some likelihood of enforcement by the DOJ. If we are unable to place these claims in the no enforcement or lesser enforcement category, the government may require repayment, which could impose a multiplier. The government has not pressed IAS for its response, however, IAS will likely use its extensive training and compliance policies and awareness of the ICD national coverage determination to demonstrate intent to comply with Medicare’s coverage guidelines and commitment to compliance with federal and state authority. In April 2013, the government proposed to extend the tolling agreement, which was accepted by IAS, with the tolling agreement currently set to expire on April 30, 2014. IAS will continue to use the tolling period to locate additional medical records for the 69 records potentially falling within a potential enforcement category, in an attempt to provide documentation to the DOJ of the medical necessity of the procedures. As of the date of this Report, additional analysis is being completed and, based on information currently available, we are unable to quantify an estimate for any potential repayment obligation related to this ICD investigation.

On September 25, 2013, we voluntarily self-disclosed for resolution through the Self-Referral Disclosure Protocol established by CMS non-compliance by ten of our affiliated hospitals with a certain element of an exception of the Stark Law. Provisions of the Affordable Care Act that became effective on September 23, 2011 require, as an element of the Stark Law’s “whole-hospital” exception, that hospitals having physician ownership disclose such ownership on their public websites and in public advertising. The self-disclosure states that, on August 12, 2013, we discovered that our affiliated hospitals partially owned by physicians did not consistently make such disclosures. The self-disclosure also states that, on August 13, 2013, the hospitals added the disclosures to those public websites that did not previously have them and began to include the disclosures in new public advertising. The self-disclosure explains that, as a result of the absence of the website and advertising disclosures, the referrals of direct and indirect physician owners (and physicians who are immediate family members of direct and indirect owners) to the physician-owned hospitals of Medicare beneficiaries did not consistently qualify for the Stark Law’s “whole-hospital” exception from September 23, 2011 through August 13, 2013. On October 21, 2013, we submitted a supplement to the self-disclosure, reporting Medicare payments to the hospitals for services resulting from referrals affected by the non-compliance and the hospitals’ profit distributions to physicians (and known immediate family members of physicians) with respect to their ownership interests in the hospitals during the same period. CMS has made no commitments, as a general matter or in this case, regarding the timing or substance of resolution of self-disclosed Stark Law noncompliance through the voluntary CMS Self-Referral Disclosure Protocol. We express no opinion as to the outcome of this matter, other than to state that, at this time, any repayment obligation to be determined by CMS is unknown and not currently estimable, and that the matter could take up to one year or longer to resolve.

15. LEASES

The Company leases various buildings, office space and equipment under capital and operating lease agreements. These leases expire at various times and have various renewal options.

On September 26¸ 2013, the Company sold the real estate associated with the following three facilities, and thereafter leased the land and buildings from the acquirer: (1) Glenwood Regional Medical Center in West Monroe, Louisiana; (2) Mountain Vista Medical Center, in Mesa, Arizona; and (3) The Medical Center of Southeast Texas in Port Arthur, Texas. The aggregate proceeds from the sale were $281.3 million, which resulted in a current period loss on the sale of assets totaling $10.2 million, included in the Company’s loss on disposal of assets in the accompanying consolidated statement of operations, and a deferred gain of $37.7 million that is reflected in other long-term liabilities in the accompanying consolidated balance sheet. The deferred gain will be amortized as a reduction of rent expense over the initial term of the related agreements, which is 15 years each and includes varying renewal options. Aggregate rent for the base period of these lease agreements is $21.6 million on an annual basis, and is subject to customary annual escalators, which are capped at 2.5%.

Effective September 26, 2013, the Company amended an existing facility lease agreement which extended the term of the lease to September 30, 2028, with two renewal options of five years each. In addition, the amended lease provides for a $1.6 million reduction in annual rent expense. As amended, base year rent expense under this lease is $4.8 million, payable in monthly installments, and is subject to customary annual escalators, capped at 2.5%.

Future minimum lease payments as September 30, 2013, are as follows (in thousands):

	Capital Leases	Operating Leases
2014	$2,923	$47,592
2015	2,083	45,639
2016	1,129	44,218
2017	770	42,764
2018	686	41,556
Thereafter	3,651	92,153

Total minimum lease payments	$11,242	$313,922

Amount representing interest (at rates ranging from 2.8% to 12.8%)	3,173

Present value of net minimum lease payments	$8,069

Aggregate future minimum rentals to be received under non-cancellable subleases as of September 30, 2013, were $2.5 million.

16. DEFINED CONTRIBUTION PLAN

Substantially all employees who are employed by the Company or its subsidiaries, upon qualification, are eligible to participate in a defined contribution 401(k) plan (the “Retirement Plan”). Employees who elect to participate generally make contributions from 1% to 20% of their eligible compensation, and the Company matches, at its discretion, such contributions up to a maximum percentage. Employees immediately vest 100% in their own contributions and generally vest in the employer portion of contributions over a period not to exceed five years. Company contributions to the Retirement Plan were $3.5 million, $6.0 million and $6.6 million for the years ended September 30, 2013, 2012 and 2011, respectively.

17. SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s reportable operating segments consist of (1) acute care hospitals and related healthcare businesses, collectively, and (2) Health Choice. The following is a financial summary by business segment for the periods indicated (in thousands):

	For the Year Ended September 30, 2013
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue before provision for bad debts	$2,182,966	$—	$—	$2,182,966
Less: Provision for bad debts	(370,505)	—	—	(370,505)

Acute care revenue	1,812,461	—	—	1,812,461
Premium revenue	—	564,152	—	564,152
Revenue between segments	7,092	—	(7,092)	—

Net revenue	1,819,553	564,152	(7,092)	2,376,613

Salaries and benefits (excludes stock-based compensation)	868,241	23,985	—	892,226
Supplies	315,770	183	—	315,953
Medical claims	—	474,386	(7,092)	467,294
Rentals and leases	53,613	1,544	—	55,157
Other operating expenses	384,212	23,448	—	407,660
Medicare and Medicaid EHR incentives	(22,525)	—	—	(22,525)

Adjusted EBITDA(1)	220,242	40,606	—	260,848

Interest expense, net	133,209	—	—	133,209
Depreciation and amortization	93,461	4,148	—	97,609
Stock-based compensation	3,855	—	—	3,855
Management fees	5,000	—	—	5,000

Earnings (loss) from continuing operations before loss on disposal of assets and income taxes	(15,283)	36,458	—	21,175

Loss on disposal of assets, net	(8,977)	—	—	(8,977)

Earnings (loss) from continuing operations before income taxes	$(24,260)	$36,458	$—	$12,198

Segment assets	$2,571,762	$308,503		$2,880,265

Capital expenditures	$106,465	$879		$107,344

Goodwill	$810,653	$5,757		$816,410

	For the Year Ended September 30, 2012
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue before provision for bad debts	$2,041,124	$—	$—	$2,041,124
Less: Provision for bad debts	(282,506)	—	—	(282,506)

Acute care revenue	1,758,618	—	—	1,758,618
Premium revenue	—	569,142	—	569,142
Revenue between segments	7,092	—	(7,092)	—

Net revenue	1,765,710	569,142	(7,092)	2,327,760

Salaries and benefits (excludes stock-based compensation)	801,785	21,527	—	823,312
Supplies	302,587	228	—	302,815
Medical claims	—	473,217	(7,092)	466,125
Rentals and leases	43,062	1,533	—	44,595
Other operating expenses	408,012	22,478	—	430,490
Medicare and Medicaid EHR incentives	(22,426)	—	—	(22,426)

Adjusted EBITDA(1)	232,690	50,159	—	282,849

Interest expense, net	137,990	—	—	137,990
Depreciation and amortization	100,033	3,884	—	103,917
Stock-based compensation	10,077	—	—	10,077
Management fees	5,000	—	—	5,000

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(20,410)	46,275	—	25,865

Gain on disposal of assets, net	2,243	—	—	2,243

Earnings (loss) from continuing operations before income taxes	$(18,167)	$46,275	$—	$28,108

Segment assets	$2,380,761	$317,724		$2,698,485

Capital expenditures	$96,174	$2,104		$98,278

Goodwill	$812,667	$5,757		$818,424

	For the Year Ended September 30, 2011
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue before provision for bad debts	$1,793,098	$—	$—	$1,793,098
Less: Provision for bad debts	(214,143)	—	—	(214,143)

Acute care revenue	1,578,955	—	—	1,578,955
Premium revenue	—	757,309	—	757,309
Revenue between segments	10,551	—	(10,551)	—

Net revenue	1,589,506	757,309	(10,551)	2,336,264

Salaries and benefits (excludes stock-based compensation)	699,815	20,394	—	720,209
Supplies	277,925	201	—	278,126
Medical claims	—	640,754	(10,551)	630,203
Rentals and leases	40,306	1,625	—	41,931
Other operating expenses	367,127	25,788	—	392,915
Medicare and Medicaid EHR incentives	(9,042)	—	—	(9,042)

Adjusted EBITDA(1)	213,375	68,547	—	281,922

Interest expense, net	96,026	—	—	96,026
Depreciation and amortization	91,476	3,556	—	95,032
Stock-based compensation	1,681	—	—	1,681
Management fees	5,000	—	—	5,000
Loss on extinguishment of debt	23,075	—	—	23,075

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(3,883)	64,991	—	61,108

Gain on disposal of assets, net	131	—	—	131

Earnings (loss) from continuing operations before income taxes	$(3,752)	$64,991	$—	$61,239

Segment assets	$2,363,588	$323,552		$2,687,140

Capital expenditures	$84,568	$1,638		$86,206

Goodwill	$802,894	$5,757		$808,651

(1)	Adjusted EBITDA represents net earnings from continuing operations before interest expense, income tax expense, depreciation and amortization, stock-based compensation, gain (loss) on disposal of assets, loss on extinguishment of debt and management fees. Management fees represent monitoring and advisory fees paid to TPG, the Company’s majority financial sponsor, and certain other members of IASIS Investment LLC, majority shareholder of IAS. Management routinely calculates and communicates adjusted EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within the healthcare industry to evaluate hospital performance, allocate resources and measure leverage capacity and debt service ability. In addition, the Company uses adjusted EBITDA as a measure of performance for its business segments and for incentive compensation purposes. Adjusted EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net earnings, cash flows generated by operating, investing, or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Adjusted EBITDA, as presented, differs from what is defined under the Company’s Senior Secured Credit Facilities and may not be comparable to similarly titled measures of other companies.

18. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

A summary of accrued expenses and other current liabilities consists of the following (in thousands):

	September 30, 2013	September 30, 2012
Professional and general liabilities—current portion	$16,546	$13,773
Employee health insurance payable	12,206	9,920
Accrued property taxes	9,845	8,784
Health Choice program settlements payable	83	25,747
Income taxes payable	33,501	—
Other	20,372	31,666

	$92,553	$89,890

19. ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of activity in the Company’s allowance for doubtful accounts is as follows (in thousands):

	Beginning Balance	Provision for Bad Debts	Accounts Written Off, Net of Recoveries	Ending Balance
Year Ended September 30, 2011	$125,406	214,143	(154,068)	$185,481
Year Ended September 30, 2012	$185,481	282,506	(232,833)	$235,154
Year Ended September 30, 2013	$235,154	370,505	(349,934)	$255,725

The provision for bad debts increased $88.0 million and $68.4 million during the years ended September 30, 2013 and 2012, respectively, primarily as a result of increases in self-pay volume, revenue and related acuity levels.

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

Effective May 1, 2011, the operations and net assets of St. Joseph are included in the subsidiary non-guarantor information in the following summarized condensed consolidating financial statements.

Summarized condensed consolidating balance sheets at September 30, 2013 and 2012, condensed consolidating statements of operations, condensed consolidating statements of comprehensive income and condensed consolidating statements of cash flows for the years ended September 30, 2013, 2012 and 2011, for the Company, segregating the parent company issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, are found below. Prior year amounts have been reclassified to conform to the current year presentation.

IASIS Healthcare LLC

Condensed Consolidating Balance Sheet

September 30, 2013

(in Thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$430,047	$8,084	$—	$438,131
Accounts receivable, net	—	124,700	246,306	—	371,006
Inventories	—	16,015	41,766	—	57,781
Deferred income taxes	26,096	—	—	—	26,096
Prepaid expenses and other current assets	—	26,187	100,225	—	126,412
Assets held for sale	—	119,141	—	—	119,141

Total current assets	26,096	716,090	396,381	—	1,138,567

Property and equipment, net	—	234,910	598,259	—	833,169
Intercompany	—	(218,630)	218,630	—	—
Net investment in and advances to subsidiaries	2,072,847	—	—	(2,072,847)	—
Goodwill	7,407	65,246	743,757	—	816,410
Other intangible assets, net	—	7,957	18,000	—	25,957
Other assets, net	27,287	24,895	13,980	—	66,162

Total assets	$2,133,637	$830,468	$1,989,007	$(2,072,847)	$2,880,265

Liabilities and Equity
Current liabilities
Accounts payable	$—	$52,257	$77,285	$—	$129,542
Salaries and benefits payable	—	28,686	34,198	—	62,884
Accrued interest payable	27,519	(3,229)	3,229	—	27,519
Medical claims payable	—	—	57,514	—	57,514
Other accrued expenses and other current liabilities	—	75,900	16,653	—	92,553
Current portion of long-term debt and capital lease obligations	10,071	3,150	23,641	(23,641)	13,221
Advance on divestiture	—	144,803	—	—	144,803
Liabilities held for sale	—	3,208	—	—	3,208

Total current liabilities	37,590	304,775	212,520	(23,641)	531,244

Long-term debt, capital lease and lease financing obligations	1,832,275	20,547	549,200	(549,200)	1,852,822
Deferred income taxes	115,592	—	—	—	115,592
Other long-term liabilities	5,918	116,601	601	—	123,120

Total liabilities	1,991,375	441,923	762,321	(572,841)	2,622,778

Non-controlling interests with redemption rights	—	105,464	—	—	105,464

Equity
Member’s equity	142,262	273,320	1,226,686	(1,500,006)	142,262
Non-controlling interests	—	9,761	—	—	9,761

Total equity	142,262	283,081	1,226,686	(1,500,006)	152,023

Total liabilities and equity	$2,133,637	$830,468	$1,989,007	$(2,072,847)	$2,880,265

IASIS Healthcare LLC

Condensed Consolidating Balance Sheet

September 30, 2012

(in Thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$39,219	$9,663	$—	$48,882
Accounts receivable, net	—	120,408	236,210	—	356,618
Inventories	—	24,848	42,802	—	67,650
Deferred income taxes	19,744	—	—	—	19,744
Prepaid expenses and other current assets	—	42,468	75,383	—	117,851

Total current assets	19,744	226,943	364,058	—	610,745

Property and equipment, net	—	377,021	794,636	—	1,171,657
Intercompany	—	(204,180)	204,180	—	—
Net investment in and advances to subsidiaries	2,089,306	—	—	(2,089,306)	—
Goodwill	7,407	73,357	737,660	—	818,424
Other intangible assets, net	—	8,161	21,000	—	29,161
Other assets, net	32,302	16,001	20,195	—	68,498

Total assets	$2,148,759	$497,303	$2,141,729	$(2,089,306)	$2,698,485

Liabilities and Equity
Current liabilities
Accounts payable	$—	$34,171	$77,757	$—	$111,928
Salaries and benefits payable	—	32,267	33,123	—	65,390
Accrued interest payable	28,034	(3,231)	3,231	—	28,034
Medical claims payable	—	—	61,142	—	61,142
Other accrued expenses and other current liabilities	—	47,480	42,410	—	89,890
Current portion of long-term debt and capital lease obligations	10,250	3,137	63,920	(63,920)	13,387

Total current liabilities	38,284	113,824	281,583	(63,920)	369,771

Long-term debt and capital lease obligations	1,840,345	12,762	634,077	(634,077)	1,853,107
Deferred income taxes	120,961	—	—	—	120,961
Other long-term liabilities	7,580	95,919	611	—	104,110

Total liabilities	2,007,170	222,505	916,271	(697,997)	2,447,949

Non-controlling interests with redemption rights	—	99,164	—	—	99,164

Equity
Member’s equity	141,589	165,851	1,225,458	(1,391,309)	141,589
Non-controlling interests	—	9,783	—	—	9,783

Total equity	141,589	175,634	1,225,458	(1,391,309)	151,372

Total liabilities and equity	$2,148,759	$497,303	$2,141,729	$(2,089,306)	$2,698,485

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations

For the Year Ended September 30, 2013

(in Thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue
Acute care revenue before provision for bad debts	$—	$638,571	$1,551,487	$(7,092)	$2,182,966
Less: Provision for bad debts	—	(125,072)	(245,433)	—	(370,505)

Acute care revenue	—	513,499	1,306,054	(7,092)	1,812,461
Premium revenue	—	—	564,152	—	564,152

Net revenue	—	513,499	1,870,206	(7,092)	2,376,613

Costs and expenses
Salaries and benefits	3,855	333,959	558,267	—	896,081
Supplies	—	94,170	221,783	—	315,953
Medical claims	—	—	474,386	(7,092)	467,294
Rentals and leases	—	19,786	35,371	—	55,157
Other operating expenses	—	100,179	307,481	—	407,660
Medicare and Medicaid EHR incentives	—	(6,622)	(15,903)	—	(22,525)
Interest expense, net	133,209	—	61,876	(61,876)	133,209
Depreciation and amortization	—	34,934	62,675	—	97,609
Management fees	5,000	(32,629)	32,629	—	5,000
Equity in earnings of affiliates	(90,294)	—	—	90,294	—

Total costs and expenses	51,770	543,777	1,738,565	21,326	2,355,438

Earnings (loss) from continuing operations before loss on disposal of assets and income taxes	(51,770)	(30,278)	131,641	(28,418)	21,175
Loss on disposal of assets, net	—	(1,896)	(7,081)	—	(8,977)

Earnings (loss) from continuing operations before income taxes	(51,770)	(32,174)	124,560	(28,418)	12,198

Income tax expense	3,763	—	1,671	—	5,434

Net earnings (loss) from continuing operations	(55,533)	(32,174)	122,889	(28,418)	6,764

Earnings (loss) from discontinued operations, net of income taxes	(3,059)	6,796	(2)	—	3,735

Net earnings (loss)	(58,592)	(25,378)	122,887	(28,418)	10,499

Net earnings attributable to non-controlling interests	—	(7,215)	—	—	(7,215)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(58,592)	$(32,593)	$122,887	$(28,418)	$3,284

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations

For the Year Ended September 30, 2012

(in Thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue
Acute care revenue before provision for bad debts	$—	$585,730	$1,462,486	$(7,092)	$2,041,124
Less: Provision for bad debts	—	(107,303)	(175,203)	—	(282,506)

Acute care revenue	—	478,427	1,287,283	(7,092)	1,758,618
Premium revenue	—	—	569,142	—	569,142

Net revenue	—	478,427	1,856,425	(7,092)	2,327,760

Costs and expenses
Salaries and benefits	10,077	304,140	519,172	—	833,389
Supplies	—	87,586	215,229	—	302,815
Medical claims	—	—	473,217	(7,092)	466,125
Rentals and leases	—	15,876	28,719	—	44,595
Other operating expenses	—	96,591	333,899	—	430,490
Medicare and Medicaid EHR incentives	—	(3,925)	(18,501)	—	(22,426)
Interest expense, net	137,990	—	52,602	(52,602)	137,990
Depreciation and amortization	—	34,271	69,646	—	103,917
Management fees	5,000	(30,941)	30,941	—	5,000
Equity in earnings of affiliates	(127,487)	—	—	127,487	—

Total costs and expenses	25,580	503,598	1,704,924	67,793	2,301,895

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(25,580)	(25,171)	151,501	(74,885)	25,865
Gain on disposal of assets, net	—	429	1,814	—	2,243

Earnings (loss) from continuing operations before income taxes	(25,580)	(24,742)	153,315	(74,885)	28,108

Income tax expense	676	—	1,896	—	2,572

Net earnings (loss) from continuing operations	(26,256)	(24,742)	151,419	(74,885)	25,536

Earnings (loss) from discontinued operations, net of income taxes	(3,470)	9,519	3	—	6,052

Net earnings (loss)	(29,726)	(15,223)	151,422	(74,885)	31,588

Net earnings attributable to non-controlling interests	—	(8,712)	—	—	(8,712)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(29,726)	$(23,935)	$151,422	$(74,885)	$22,876

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations

For the Year Ended September 30, 2011

(in Thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue
Acute care revenue before provision for bad debts	$—	$528,115	$1,275,534	$(10,551)	$1,793,098
Less: Provision for bad debts	—	(71,290)	(142,853)	—	(214,143)

Acute care revenue	—	456,825	1,132,681	(10,551)	1,578,955
Premium revenue	—	—	757,309	—	757,309

Net revenue	—	456,825	1,889,990	(10,551)	2,336,264

Costs and expenses
Salaries and benefits	1,681	285,556	434,653	—	721,890
Supplies	—	85,998	192,128	—	278,126
Medical claims	—	—	640,754	(10,551)	630,203
Rentals and leases	—	14,887	27,044	—	41,931
Other operating expenses	—	96,238	296,677	—	392,915
Medicare and Medicaid EHR incentives	—	(1,002)	(8,040)	—	(9,042)
Interest expense, net	96,026	—	45,519	(45,519)	96,026
Depreciation and amortization	—	31,506	63,526	—	95,032
Management fees	5,000	(27,333)	27,333	—	5,000
Loss on extinguishment of debt	23,075	—	—	—	23,075
Equity in earnings of affiliates	(134,464)	—	—	134,464	—

Total costs and expenses	(8,682)	485,850	1,719,594	78,394	2,275,156

Earnings (loss) from continuing operations before gain (loss) on disposal of assets and income taxes	8,682	(29,025)	170,396	(88,945)	61,108
Gain (loss) on disposal of assets, net	—	(193)	324	—	131

Earnings (loss) from continuing operations before income taxes	8,682	(29,218)	170,720	(88,945)	61,239

Income tax expense	21,118	—	1,214	—	22,332

Net earnings (loss) from continuing operations	(12,436)	(29,218)	169,506	(88,945)	38,907

Earnings (loss) from discontinued operations, net of income taxes	(1,722)	4,574	(60)	—	2,792

Net earnings (loss)	(14,158)	(24,644)	169,446	(88,945)	41,699

Net earnings attributable to non-controlling interests	—	(10,338)	—	—	(10,338)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(14,158)	$(34,982)	$169,446	$(88,945)	$31,361

IASIS Healthcare LLC

Condensed Consolidating Statement of Comprehensive Income

For the Year Ended September 30, 2013

(In Thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net earnings (loss)	$(58,592)	$(25,378)	$122,887	$(28,418)	$10,499
Other comprehensive income
Change in fair value of highly effective interest rate hedges	1,662	—	—	—	1,662

Other comprehensive income before income taxes	1,662	—	—	—	1,662
Change in income tax expense	(618)	—	—	—	(618)

Other comprehensive income, net of income taxes	1,044	—	—	—	1,044

Comprehensive income (loss)	(57,548)	(25,378)	122,887	(28,418)	11,543
Net earnings attributable to non-controlling interests	—	(7,215)	—	—	(7,215)

Comprehensive income (loss) attributable to IASIS Healthcare LLC	$(57,548)	$(32,593)	$122,887	$(28,418)	$4,328

IASIS Healthcare LLC

Condensed Consolidating Statement of Comprehensive Income

For the Year Ended September 30, 2012

(In Thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net earnings (loss)	$(29,726)	$(15,223)	$151,422	$(74,885)	$31,588
Other comprehensive loss
Change in fair value of highly effective interest rate hedges	(5,914)	—	—	—	(5,914)
Amortization of other comprehensive income related to ineffective interest rate hedges	2,057	—	—	—	2,057

Other comprehensive loss before income taxes	(3,857)	—	—	—	(3,857)
Change in income tax benefit	1,432	—	—	—	1,432

Other comprehensive loss, net of income taxes	(2,425)	—	—	—	(2,425)

Comprehensive income (loss)	(32,151)	(15,223)	151,422	(74,885)	29,163
Net earnings attributable to non-controlling interests	—	(8,712)	—	—	(8,712)

Comprehensive income (loss) attributable to IASIS Healthcare LLC	$(32,151)	$(23,935)	$151,422	$(74,885)	$20,451

IASIS Healthcare LLC

Condensed Consolidating Statement of Comprehensive Income

For the Year Ended September 30, 2011

(In Thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net earnings (loss)	$(14,158)	$(24,644)	$169,446	$(88,945)	$41,699
Other comprehensive income
Change in fair value of highly effective interest rate hedges	823	—	—	—	823
Amortization of other comprehensive income related to ineffective interest rate hedges	942	—	—	—	942

Other comprehensive income before income taxes	1,765	—	—	—	1,765
Change in income tax expense	(653)	—	—	—	(653)

Other comprehensive income, net of income taxes	1,112	—	—	—	1,112

Comprehensive income (loss)	(13,046)	(24,644)	169,446	(88,945)	42,811
Net earnings attributable to non-controlling interests	—	(10,338)	—	—	(10,338)

Comprehensive income (loss) attributable to IASIS Healthcare LLC	$(13,046)	$(34,982)	$169,446	$(88,945)	$32,473

IASIS Healthcare LLC

Condensed Consolidating Statement of Cash Flows

For the Year Ended September 30, 2013

(In Thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net earnings (loss)	$(58,592)	$(25,378)	$122,887	$(28,418)	$10,499
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	34,934	62,675	—	97,609
Amortization of loan costs	7,612	—	—	—	7,612
Stock-based compensation	3,855	—	—	—	3,855
Deferred income taxes	(3,933)	—	—	—	(3,933)
Income tax benefit from exercise of employee stock options	16	—	—	—	16
Income tax benefit from parent company	489	—	—	—	489
Loss on disposal of assets, net	—	1,896	7,081	—	8,977
Loss (earnings) from discontinued operations, net	3,059	(6,796)	2	—	(3,735)
Equity in earnings of affiliates	(90,294)	—	—	90,294	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	—	19,548	(27,495)	—	(7,947)
Inventories, prepaid expenses and other current assets	—	5,328	(18,696)	—	(13,368)
Accounts payable, other accrued expenses and other accrued liabilities	(2,177)	30,360	(25,457)	—	2,726

Net cash provided by (used in) operating activities — continuing operations	(139,965)	59,892	120,997	61,876	102,800
Net cash used in operating activities — discontinued operations	—	(7,455)	—	—	(7,455)

Net cash provided by (used in) operating activities	(139,965)	52,437	120,997	61,876	95,345

Cash flows from investing activities
Purchases of property and equipment	—	(58,280)	(49,064)	—	(107,344)
Cash received (paid) for acquisitions, net	—	(480)	3,476	—	2,996
Cash advance on divestiture	—	144,803	—	—	144,803
Cash received in sale-leaseback of real estate	—	86,348	191,635	—	277,983
Proceeds from sale of assets	—	7	81	—	88
Change in other assets, net	—	(5,672)	6,367	—	695

Net cash provided by investing activities — continuing operations	—	166,726	152,495	—	319,221
Net cash used in investing activities — discontinued operations	—	(4,441)	—	—	(4,441)

Net cash provided by investing activities	—	162,285	152,495	—	314,780

Cash flows from financing activities
Payment of debt and capital lease obligations	(10,115)	(165,265)	(3,120)	—	(178,500)
Proceeds from revolving credit facilities	165,000	—	—	—	165,000
Debt financing costs incurred	(1,024)	—	—	—	(1,024)
Distributions to non-controlling interests	—	(6,012)	—	—	(6,012)
Cash received for the sale of non-controlling interests	—	849	—	—	849
Cash paid for the repurchase of non-controlling interests, net	—	(1,211)	—	—	(1,211)
Other	—	1,065	(1,043)	—	22
Change in intercompany balances with affiliates, net	(13,896)	346,680	(270,908)	(61,876)	—

Net cash provided by (used in) financing activities	139,965	176,106	(275,071)	(61,876)	(20,876)

Change in cash and cash equivalents	—	390,828	(1,579)	—	389,249
Cash and cash equivalents at beginning of period	—	39,219	9,663	—	48,882

Cash and cash equivalents at end of period	$—	$430,047	$8,084	$—	$438,131

IASIS Healthcare LLC

Condensed Consolidating Statement of Cash Flows

For the Year Ended September 30, 2012

(In Thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net earnings (loss)	$(29,726)	$(15,223)	$151,422	$(74,885)	$31,588
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	34,271	69,646	—	103,917
Amortization of loan costs	7,309	—	—	—	7,309
Stock-based compensation	10,077	—	—	—	10,077
Deferred income taxes	13,576	—	—	—	13,576
Income tax benefit from exercise of employee stock options	6	—	—	—	6
Income tax benefit from parent company	(191)	—	—	—	(191)
Fair value change in interest rate hedges	(1,410)	—	—	—	(1,410)
Amortization of other comprehensive loss	2,057	—	—	—	2,057
Gain on disposal of assets, net	—	(429)	(1,814)	—	(2,243)
Loss (earnings) from discontinued operations, net	3,470	(9,519)	(3)	—	(6,052)
Equity in earnings of affiliates	(127,487)	—	—	127,487	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	—	(12,022)	(51,299)	—	(63,321)
Inventories, prepaid expenses and other current assets	—	(6,273)	(38,656)	—	(44,929)
Accounts payable, other accrued expenses and other accrued liabilities	—	35,739	(53,312)	—	(17,573)

Net cash provided by (used in) operating activities — continuing operations	(122,319)	26,544	75,984	52,602	32,811
Net cash provided by operating activities — discontinued operations	—	9,046	—	—	9,046

Net cash provided by (used in) operating activities	(122,319)	35,590	75,984	52,602	41,857

Cash flows from investing activities
Purchases of property and equipment	—	(48,114)	(50,164)	—	(98,278)
Cash received (paid) for acquisitions, net	—	12,972	(21,135)	—	(8,163)
Proceeds from sale of assets	—	3	27	—	30
Change in other assets, net	—	5,517	(568)	—	4,949

Net cash used in investing activities — continuing operations	—	(29,622)	(71,840)	—	(101,462)
Net cash used in investing activities — discontinued operations	—	(14,419)	—	—	(14,419)

Net cash used in investing activities	—	(44,041)	(71,840)	—	(115,881)

Cash flows from financing activities
Payment of debt and capital lease obligations	(10,250)	(360)	(3,567)	—	(14,177)
Debt financing costs incurred	(998)	—	—	—	(998)
Distributions to non-controlling interests	—	(8,666)	—	—	(8,666)
Cash paid for the repurchase of non-controlling interest, net	—	(589)	—	—	(589)
Other	—	—	9	—	9
Change in intercompany balances with affiliates	133,567	(82,777)	1,812	(52,602)	—

Net cash provided by (used in) financing activities	122,319	(92,392)	(1,746)	(52,602)	(24,421)

Change in cash and cash equivalents	—	(100,843)	2,398	—	(98,445)
Cash and cash equivalents at beginning of period	—	140,062	7,265	—	147,327

Cash and cash equivalents at end of period	$—	$39,219	$9,663	$—	$48,882

IASIS Healthcare LLC

Condensed Consolidating Statement of Cash Flows

For the Year Ended September 30, 2011

(In Thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net earnings (loss)	$(14,158)	$(24,644)	$169,446	$(88,945)	$41,699
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	31,506	63,526	—	95,032
Amortization of loan costs	4,887	—	—	—	4,887
Stock-based compensation	1,681	—	—	—	1,681
Deferred income taxes	3,640	—	—	—	3,640
Income tax benefit from parent company	6,981	—	—	—	6,981
Fair value change in interest rate hedges	(1,589)	—	—	—	(1,589)
Amortization of other comprehensive loss	942	—	—	—	942
Gain on disposal of assets, net	—	193	(324)	—	(131)
Loss (earnings) from discontinued operations, net	1,722	(4,574)	60	—	(2,792)
Loss on extinguisment of debt	23,075	—	—	—	23,075
Equity in earnings of affiliates	(134,464)	—	—	134,464	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	—	(23,388)	4,045	—	(19,343)
Inventories, prepaid expenses and other current assets	—	(37,445)	33,894	—	(3,551)
Accounts payable, other accrued expenses and other accrued liabilities	—	46,295	(65,837)	—	(19,542)

Net cash provided by (used in) operating activities — continuing operations	(107,283)	(12,057)	204,810	45,519	130,989
Net cash provided by operating activities — discontinued operations	—	6,112	—	—	6,112

Net cash provided by (used in) operating activities	(107,283)	(5,945)	204,810	45,519	137,101

Cash flows from investing activities
Purchases of property and equipment	—	(39,712)	(46,494)	—	(86,206)
Cash paid for acquisitions, net	—	(150,291)	(1,406)	—	(151,697)
Proceeds from sale of assets	—	—	140	—	140
Change in other assets, net	—	(1,586)	2,762	—	1,176

Net cash used in investing activities — continuing operations	—	(191,589)	(44,998)	—	(236,587)
Net cash used in investing activities — discontinued operations	—	(13,173)	—	—	(13,173)

Net cash used in investing activities	—	(204,762)	(44,998)	—	(249,760)

Cash flows from financing activities
Proceeds from refinancing	1,863,730	—	—	—	1,863,730
Payment of debt and capital lease obligations	(1,050,385)	(307)	(2,455)	—	(1,053,147)
Debt financing costs incurred	(52,254)	—	—	—	(52,254)
Distributions to parent company	(632,866)	—	—	—	(632,866)
Distributions to non-controlling interests	—	(8,842)	—	—	(8,842)
Cash paid for the repurchase of non-controlling interest, net	—	(1,146)	—	—	(1,146)
Change in intercompany balances with affiliates	(20,942)	217,440	(150,979)	(45,519)	—

Net cash provided by (used in) financing activities	107,283	207,145	(153,434)	(45,519)	115,475

Change in cash and cash equivalents	—	(3,562)	6,378	—	2,816
Cash and cash equivalents at beginning of period	—	143,599	912	—	144,511

Cash and cash equivalents at end of period	$—	$140,037	$7,290	$—	$147,327

21. SUBSEQUENT EVENT

On October 1, 2013, the Company sold its Florida operations, which primarily included three hospitals in the Tampa – St. Petersburg area and all related physician operations. The impact of the Company’s Florida operations has been included in discontinued operations for all periods presented.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluations of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act as of September 30, 2013. Based on this evaluation, the principal executive officer and principal accounting officer concluded that, as of September 30, 2013 our disclosure controls and procedures were effective as of September 30, 2013.

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

Management is also responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes a program of internal audits and appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel including a dedicated compliance department and a written Code of Business Conduct and Ethics adopted by our board of directors, applicable to all of our directors, officers and employees.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of September 30, 2013 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2013. Management discussed and reviewed the results of management’s assessment with our Audit Committee.

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

Name	Age	Position	IAS	IASIS
W. Carl Whitmer	49	Director, Chief Executive Officer and President	X	X
Phillip J. Mazzuca	54	Chief Operating Officer		X
John M. Doyle	53	Chief Financial Officer		X
Frank A. Coyle	49	Secretary and General Counsel		X
James Moake	44	Operations Chief Financial Officer		X
Edward H. Lamb	56	President, Western Division		X
Bryanie W. Swilley	53	President, Eastern Division		X
Peter Stanos	50	Vice President, Ethics and Business Practices		X
Mike Uchrin	37	Chief Executive Officer, Health Choice Arizona, Inc.		X
David R. White	66	Chairman of the Board	X
Jonathan J. Coslet	49	Director	X
David Dupree	60	Director	X
Kirk E. Gorman	63	Director	X
Greg Kranias	36	Director	X
Todd B. Sisitsky	42	Director	X
Paul S. Levy	66	Director	X
Jeffrey C. Lightcap	54	Director	X
Sharad Mansukani	44	Director	X

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

Edward H. Lamb joined our company as President – Western Division, effective October 1, 2011. In this role, Mr. Lamb oversees our Arizona, Colorado, Nevada and Utah hospitals. Prior to joining our company, Mr. Lamb spent fourteen years with HCA Inc. in various positions, most recently as the President and Chief Executive Officer of Corpus Christi Medical Center, a four-campus, 583-bed system in Corpus Christi, Texas. Prior to that, Mr. Lamb served as President and Chief Executive Officer of HCA’s Alaska Regional Hospital, a 250-bed tertiary care, circumpolar referral medical center in Anchorage, Alaska. He also has served as Chief Executive Officer of two behavioral health hospitals in Arizona – Charter Hospital of the East Valley and St. Luke’s Behavioral Health Center, before its acquisition by IASIS. Mr. Lamb started his career as a Medical Technologist with Orem Community Hospital in Orem, Utah.

Bryanie W. Swilley was promoted to President – Eastern Division, effective July 1, 2012. Prior to that time, Mr. Swilley served twelve years as Chief Executive Officer of Jordan Valley Medical Center, including the last five of which he also served as Chief Executive Officer of Pioneer Valley Hospital.

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

David R. White currently serves as Chairman of the Board of Directors of IAS. Mr. White served as our Chief Executive Officer from December 1, 2000 to October 2010 and President from May 2001 through May 2004. Mr. White served as President and Chief Executive Officer of LifeTrust, an assisted living company, from November 1998 until November 2000. From June 1994 to September 1998, Mr. White served as President of the Atlantic Group at Columbia/HCA, where he was responsible for 45 hospitals located in nine states. Previously, Mr. White was Executive Vice President and Chief Operating Officer at Community Health Systems, Inc., a for-profit hospital management company that operated approximately 20 acute-care hospitals.

Jonathan J. Coslet became a Director of IAS in June 2004. Mr. Coslet is a TPG Senior Partner. Mr. Coslet is also a member of the firm’s Investment Committee and Management Committee. Prior to joining TPG in 1993, Mr. Coslet was in the Investment Banking Department of Donaldson, Lufkin & Jenrette, specializing in leveraged acquisitions and high yield finance from 1991 to 1993. Mr. Coslet serves on the boards of PETCO Animal Supplies, Inc., Biomet, Inc. and Quintiles Transnational Corp. and served until October 2013 on the board of Directors of Nieman Marcus Group, Inc.

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

Kirk E. Gorman was appointed a Director of IAS in August 2004. Mr. Gorman currently serves as Executive Vice President and Chief Financial Officer of Jefferson Health System, a not-for-profit health system based in Radnor, Pennsylvania, which he joined in October 2003. Prior to joining Jefferson Health System, Mr. Gorman served as Senior Vice President and Chief Financial Officer of Universal Health Services, Inc., a public hospital company based in Pennsylvania, from 1987 to February 2003. Mr. Gorman also has 13 years of experience in the banking industry and served as Senior Vice President of Mellon Bank prior to his work in the healthcare industry. Mr. Gorman serves as a director of BioTelemetry Inc., a leading provider of mobile cardiac outpatient telemetry services, and Health Management Associates, Inc. Mr. Gorman served as a director of Care Investment Trust, a real estate investment and finance company, from 2007 to 2009.

Greg Kranias became a Director of IAS in May 2010. Mr. Kranias serves as a TPG Principal. Prior to joining TPG in 2005, Mr. Kranias worked at the private equity firm Forstmann Little & Company. Before joining Forstmann Little & Company in 2001, Mr. Kranias was an investment banker with Goldman, Sachs & Co. Mr. Kranias is involved with the investment by affiliates of Caesars Entertainment Corporation, Catellus Corporation and Taylor Morrison and serves on the Board of Directors of Catellus Corporation and Taylor Morrison. He received his M.B.A. from the Stanford Graduate School of Business and his A.B. from Harvard College, where he graduated Phi Beta Kappa.

Todd B. Sisitsky became a Director of IAS in June 2004. Mr. Sisitsky is a TPG Partner, where he leads the firm’s investment activities in the healthcare services, pharmaceutical and medical device sectors. In addition to our company, he played leadership roles in connection with investments by TPG in Aptalis Pharma, Biomet, Inc., Fenwal Transfusion Therapies, Surgical Care Affiliates, LLC, HealthScope and IMS Health and serves on the board of directors of each of these companies other than the board of directors of Fenwal Transfusion Therapies, from which Mr. Sisitsky resigned in December 2012. Prior to joining TPG in 2003, Mr. Sisitsky worked at Forstmann Little & Company and Oak Hill Capital Partners.

Paul S. Levy has been a Director of IAS since October 1999. Mr. Levy is a Managing Director of JLL Partners, Inc., which he founded in 1988. Mr. Levy serves as a director of several companies, including American Dental Partners, Inc., Builders FirstSource, Inc., JGWPT Holdings Inc., Medical Card Systems, Inc., Patheon Inc. and PGT Inc.

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

Director Qualifications

The certificate of incorporation and by-laws of IAS provide that its board of directors will consist of not less than three nor more than 15 members, the exact number of which shall be determined by the board of directors in a resolution. Our board of directors is currently comprised of ten directors. The directors are elected at the annual meeting of stockholders for one-year terms and until their successors are duly elected and qualified.

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

The management director brings leadership, extensive business, operating, financial, legal and policy experience, and knowledge of our Company and the Company’s industry, to the board of directors. In addition, the management director brings the broad strategic vision for our Company to the board of directors.

Audit Committee and Audit Committee Financial Expert

IAS’ board of directors has a standing audit committee. The current members of the audit committee are Messrs. Kranias, Lightcap and Gorman. IAS’ board of directors has determined that Mr. Gorman is an “audit committee financial expert” as that term is defined by SEC regulations. IAS’ board of directors has not made a determination as to whether Mr. Gorman and the other directors are “independent” because all of the members of IAS’ board have been appointed by JLL and the TGP Funds. See “Item 13 – Certain Relationships and Related Transactions, and Director Independence – IASIS Investment Limited Liability Company Operating Agreement” for further discussion regarding director independence.

Code of Ethics

We have adopted a code of ethics for our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions. Our Code of Ethics has been posted on our Internet website at www.iasishealthcare.com under “About Us: Code of Ethics.” Please note that our Internet website address is provided as an inactive textual reference only. We will disclose within four business days any amendments to, or waivers of, the Code of Ethics granted to any of our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions, by posting such information on our website rather than by filing a Form 8-K.

Item 11.	Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

Executive Summary

This section discusses the principles underlying our executive compensation policies and decisions. It provides qualitative information regarding the manner in which compensation is earned by our executive officers and places in context the data presented in the tables that follow. In particular, we address the compensation paid or awarded during our 2013 fiscal year to the following executive officers: W. Carl Whitmer, our President and Chief Executive Officer; Philip J. Mazzuca, our Chief Operating Officer; John M. Doyle, our Chief Financial Officer; Bryanie W. Swilley, President of our Eastern Division; and Edward Lamb, President of our Western Division. We refer to these five executive officers as our “named executive officers.”

Since the equity of our company is owned by a group of sophisticated investment funds that also control our board of directors, our compensation structure is largely driven by these investment funds, which draw upon their extensive experience and expertise with respect to executive compensation structures and incentives. Our Compensation Committee (the “Committee”) is made up of three individuals, including David White, the Chairman of the Board of Directors of IAS, Jeffrey C. Lightcap, a representative of JLL Partners, and Todd Sisitsky, a TPG partner who chairs the Committee.

The Committee seeks to design compensation policies that motivate executive officers to grow the Company’s value, aligning the officers’ financial interests with its investors’ while encouraging long-term executive retention. We believe that these policies have enabled us to attract and retain a senior executive team comprised of talented individuals with deep healthcare industry experience. To promote top performance and long-term retention, under the Committee’s direction and supervision, we have developed a compensation structure that uses base salary to compensate our executives in a manner that we believe is appropriate, while also offering annual cash incentive compensation and long-term equity awards designed to focus our management team on our Company’s annual and long-term strategic and operational objectives. The Committee believes that in years of outstanding achievement by the Company, our named executive officers should be properly rewarded for contributing to our success through a combination of incentive-based cash and equity awards.

The Company faced a challenging healthcare industry environment in 2013 and did not meet its annual adjusted EBITDA target, despite numerous strategic achievements including the sale of its Florida market, the closing of sale-leasebacks at several facilities and a return of capital to investors. Thus, with respect to 2013 performance, our named executive officers’ compensation consisted almost entirely of base salary and standard Company benefits, reflecting the absence of incentive payments with respect to a year in which the annual adjusted EBITDA target was not achieved.

The Executive Compensation Process

The Compensation Committee

The Committee oversees and administers our executive compensation program. The Committee’s responsibilities include, but are not limited to, the following:

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

Mr. Sisitsky, the Chair of the Committee, makes final decisions with respect to the compensation of the Chief Executive Officer. Annually, the non-executive directors of the board of directors evaluate the performance of the Chief Executive Officer and that evaluation is then communicated to the Chief Executive Officer by Mr. Sisitsky. The Chief Executive Officer recommends to Mr. Sisitsky compensation decisions for our Chief Operating Officer and our Chief Financial Officer, respectively. Our Chief Executive Officer and Mr. Sisitsky discuss these recommendations in detail before reaching a final decision. With respect to the other named executive officers, our Chief Executive Officer is generally responsible for conducting reviews and making compensation decisions.

During our fiscal year ended September 30, 2013, the Committee did not engage or rely on the advice or reports of any external compensation consultant in making compensation decisions. As TPG has substantial experience and expertise in executive compensation, including with respect to executive compensation practices at its own portfolio companies, and in some cases internally employs compensation experts, the Committee may from time to time rely upon such internal experience and expertise which is provided by TPG and TPG’s compensation experts at no cost to the Company.

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

Process

The Committee’s process for determining executive compensation is straightforward and involves consideration of executive compensation practices at TPG’s portfolio companies, as well as the highly competitive market for healthcare executives. While the Committee does not benchmark to any specified peer group or seek to set compensation in relation to compensation averages at other healthcare industry companies, our management team prepares for the Committee informal schedules that compare our cash compensation to the cash compensation offered by certain comparable companies in the acute hospital industry that file such information with the SEC. The Committee also, from time to time, relies on analysis performed by TPG that compares the compensation of our executive officers with that of other portfolio companies or private-equity backed companies, to the extent internally or publicly available. These comparisons are part of the total mix of information used to annually evaluate base salary, short-term and long-term incentive compensation and total compensation. Since one of the objectives of our compensation program is to consistently reward and retain top performers, compensation will also vary depending on individual and Company performance, as well as reflect the bargaining and negotiations associated with attracting and retaining top performers.

Pay for Performance

Our compensation philosophy seeks to align compensation with both Company and individual performance. With respect to our named executive officers, the primary factor that we use in structuring annual incentive compensation, including payouts under our short-term incentive plan is adjusted EBITDA (as such term is defined in Note 17 to our consolidated financial statements) compared to our Company budget for such year. We believe that adjusted EBITDA represents the single best measure of our Company’s operating performance, financial health and long-term value creation. Other factors that may be in the Committee’s discretion be considered in certain years include:

•	Year-over-year growth in adjusted EBITDA;

•	Free cash flow;

•	Return on equity;

•	Peer company comparisons including comparisons of net revenue growth, expense margins and return on capital;

•	Individual, company or division performance including certain quality and other core performance measures;

•	Execution of key strategic initiatives and transactions, including business and provider network development efforts that enhance shareholder equity value;

•	Promotion of an effective, company-wide program that fosters a culture of legal compliance; and

•	Response to unusual or extreme events.

Another component of the Company’s pay for performance compensation philosophy is to promote significant equity holdings by our named executive officers through the issuance of long-term equity awards. During the 2013 fiscal year, only Mr. Swilley was granted common stock options, which we discuss in more detail below under “Long-Term Incentive Compensation.”

Internal Pay Equity

Internal pay equity is not a material factor with respect to the Committee’s compensation decisions among our named executive officers. The Committee believes that the variation in compensation among the named executive officers is reasonable in light of each executive’s experience, individual contribution, level of responsibility and general importance to the Company.

Components of the Executive Compensation Program

Employment Agreements

Mr. Whitmer and the Company negotiated a new employment agreement with the Company upon his promotion to President during fiscal 2010. Mr. Doyle entered into a negotiated employment agreement upon his promotion to Chief Financial Officer at the same time. Mr. Mazzuca’s employment agreement was negotiated and entered into in conjunction with his return to the Company at the beginning of the 2011 fiscal year. Mr. Lamb entered into a negotiated employment agreement upon joining the Company in 2011. Mr. Swilley entered into a negotiated employment agreement with the Company upon his promotion to President of our Eastern Division in April 2012.

Base Salary

Base salary represents the fixed component of our named executive officers’ compensation and is intended to compensate the executive for competence in the executive role. The Committee attempts to maintain base salaries at competitive levels while also reserving a substantial portion of compensation for the other compensation elements that are directly related to Company and individual performance. Our named executive officers did not receive base salary increases with respect to fiscal year 2013.

The Committee annually reviews base salaries of the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. The Chief Executive Officer approves all base salary increases for other named executive officers. Any base salary increase during this annual process is generally intended to compensate the executive for exceptional performance or contributions, cost of living increases, changes in responsibility and changes in the competitive landscape. Base salaries may also be adjusted at any time during the year if Mr. Sisitsky, the Committee, or the Chief Executive Officer, as relevant, finds it necessary or advisable to maintain a competitive level or to compensate an individual for increased responsibility or achievement.

Mr. Whitmer’s, Mr. Doyle’s, Mr. Mazzuca’s, Mr. Lamb’s and Mr. Swilley’s fiscal year 2013 annual base salaries were $787,500, $412,000, $600,000, $450,000, and $425,000, respectively. Each of our named executive officers base salaries was established as part of the employment agreements each negotiated with our Company as described above.

Short-Term Incentive Compensation

Our named executive officers have the opportunity to earn cash incentive awards pursuant to the Corporate Incentive Plan or the Market Executive Incentive Plan based upon the level of achievement of Company and individual financial performance metrics. The range of potential payouts for Mr. Whitmer, Mr. Mazzuca, Mr. Doyle, Mr. Lamb, and Mr. Swilley are set forth in their employment agreements and were highly negotiated. Our named executive officers did not receive short-term incentive awards with respect to fiscal year 2013.

Before the end of the first quarter of the relevant fiscal year, the Company, with the input of members of the board of directors and the investors, establishes target levels for adjusted EBITDA and, in certain years, other operating metrics such as revenue growth and free cash flow that are used both for compensation and budgeting purposes. Our adjusted EBITDA for the year (taking into account certain adjustments that we believe are customary for executive compensation purposes) versus the adjusted EBITDA target levels is the primary factor in calculating the short-term incentive compensation paid to our Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer. The performance of our divisions during the year versus the adjusted EBITDA target levels is the primary factor, along with the execution of strategic initiatives, the achievement of certain quality and customer service metrics, cash collections and other operational goals, in calculating the short-term incentive compensation paid to the Presidents of our Eastern and Western Divisions. We then establish threshold, target and maximum target incentive levels based on each named executive officer’s employment agreement, where applicable, and what we believe to be appropriate levels relative to the executive’s position in the Company.

For 2013, we established the following annual incentive target levels for our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, President-Western Division, and President – Eastern Division:

Annual Short-Term Incentive Award Ranges (as a Percentage and a Dollar Amount of Base Salary) for Fiscal 2013

		Percentage			Dollars
	Threshold	Target	Maximum	Threshold	Target	Maximum
W. Carl Whitmer	20%	100%	200%	$157,500	$787,500	$1,575,000
Phillip J. Mazzuca	10%	50%	100%	$60,000	$300,000	$600,000
John M. Doyle	10%	50%	100%	$41,200	$206,000	$412,000
Ed Lamb	—	50%	100%	—	$225,000	$450,000
Bryanie Swilley	—	50%	100%	—	$212,500	$425,000

While the primary factor in calculating short-term incentive compensation payouts for Mr. Whitmer, Mr. Doyle and Mr. Mazzuca is adjusted EBITDA, Mr. Sisitsky or the Committee, as relevant, may consider, in his or its discretion, other qualitative and quantitative factors in awarding annual incentive compensation to executives, including those discussed above under “Pay for Performance” and other metrics such as quality and customer service metrics, cash collections, certain operational and individual goals, in either determining whether an incentive payment is to be made or setting the amount of the incentive paid. For Mr. Lamb and Mr. Swilley, the primary factors in calculating short-term incentive compensation are adjusted EBITDA of the Company’s Western Division and Eastern Division, respectively, along with the execution of strategic initiatives and the achievement of certain quality and customer service metrics, and Mr. Whitmer, as relevant, may consider, in his discretion, other qualitative and quantitative factors in awarding annual incentive compensation.

For executive bonus purposes, the Committee considers an EBITDA calculation that is based on the Company’s adjusted EBITDA (as set forth in Footnote 17 to the consolidated financial statements) but also takes into consideration certain adjustments that are allowed under our senior credit agreement, an approach which we believe is customary and appropriate for executive compensation. After consideration of adjustments for facilities opening and project start-up costs, severance and other non-recurring restructuring costs and other senior credit agreement-defined adjustments, the amount of adjusted EBITDA earned by the Company in fiscal year 2013 for executive compensation purposes was $268.2 million, which did not meet our annual target amount—which, as discussed above, was difficult to achieve due to the challenging healthcare industry environment. These challenges included reductions in Medicaid reimbursement, Medicare sequestration and industry-wide declines in volume, as well as continued significant costs related to our physician alignment efforts and increases in uncompensated care at our hospitals. Because the Company did not meet its earnings target, the Committee made a decision not to award our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer short-term incentive awards for fiscal year 2013. Our Chief Executive Officer also made a decision that Mr. Lamb and Mr. Swilley would not receive short-term incentive awards based on the performance of the Western Division and Eastern Division, respectively. The Committee did, however, recognize the numerous Company efforts made in fiscal year 2013 to achieve strategic objectives, including the sale of its Florida market, the sale-leaseback transactions at numerous of its facilities, and the dividend paid to investors following the closing of these transactions. Since much of the work to achieve these strategic objectives occurred in fiscal year 2013, but a number of the related transactions did not ultimately close until the beginning of fiscal year 2014, the Committee decided that, while these accomplishments would not result in 2013 bonuses, they could be taken into account with respect to any 2014 executive compensation awards.

Long-Term Incentive Compensation

Our executive officer compensation has a substantial equity component, as we believe superior equity investors’ returns are achieved through a culture that focuses on long-term performance by our named executive officers and other key associates. By providing our executives with an equity stake in the Company, we are better able to align the interests of our named executive officers and our equity holders. Our named executive officers did not receive long-term incentive awards with respect to fiscal year 2013 Company performance.

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

During fiscal 2013, Mr. Swilley received an option to purchase an additional 25,000 shares of IAS common stock as part of our desire to motivate him in his duties as our President of our Eastern Division. The specific terms of this option award are disclosed in the tables below entitled “Grants of Plan-Based Awards in Fiscal Year 2013” and “Outstanding Equity Awards at Fiscal 2013 Year-End.”

Non-qualified Executive Savings Plan

We provide certain of our employees a non-qualified executive savings plan. The plan is a voluntary, tax-deferred savings vehicle that is available to those employees earning a minimum base salary ($115,000 in 2013). The executive savings plan was implemented in order to assist in the recruitment and retention of key executives by providing the ability to defer additional pre-tax compensation in excess of the limits allowed by the Company’s 401(k) plan.

An eligible employee must contribute the maximum allowed by law to the IASIS 401(k) plan in order to participate in the non-qualified executive savings plan. There are two types of deferrals available under the plan: excess deferrals and additional deferrals. Excess deferrals are contributions that are deposited into the non-qualified executive savings plan because either (a) the participant’s earnings have exceeded $250,000 and/or (b) the participant’s deferrals into the 401(k) plan have reached a dollar limit stipulated by the IRS ($17,500 in 2013). Excess deferrals are automatically deposited into the non-qualified executive savings plan if these limits are reached. Executive excess deferrals are matched at the same rate as contributions to the IASIS 401(k) plan. There is a five-year service requirement for participants to vest in the IASIS excess matching contributions. Currently, none of the named executive officers participates in the plan.

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

Severance and Change in Control Agreements

Mr. Whitmer entered into a new negotiated employment agreement upon his promotion to President during fiscal 2010. Mr. Doyle entered into a negotiated employment agreement upon his promotion to Chief Financial Officer during fiscal 2010. Mr. Mazzuca entered into a negotiated employment agreement upon his return to the Company at the beginning of the 2011 fiscal year, which included a $75,000 sign-on bonus to induce him to return to our Company and the Nashville, Tennessee area. Mr. Lamb entered into a negotiated employment agreement upon joining the Company as President of our Western Division in 2011. Mr. Swilley entered into a negotiation employment agreement with the Company upon his promotion to President of our Eastern Division in April 2012. We believe that reasonable and appropriate severance and change in control benefits are appropriate in order to be competitive in our executive retention efforts. In agreeing to these benefits, the board of directors recognized that it may be difficult for such executives to find comparable employment within a short period of time. In addition, the board of directors recognized that formalized severance and change in control arrangements are common benefits offered by employers competing for similar senior executive talent. Information regarding applicable payments under such agreements for the named executive officers is provided under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” and “Potential Payments Upon Termination or Change in Control.”

Perquisites

From time to time we agree to provide certain executives with perquisites. We provide these perquisites on a limited basis in order to attract key talent and to enhance business efficiency. We believe these perquisites are in line with market practice. For fiscal 2013, we provided the named executive officers with the following perquisite:

Group term life insurance premiums. We paid insurance premiums with respect to group term life insurance for the named executive officers.

Impact of Tax and Accounting Rules

The forms of our executive compensation are largely dictated by our capital structure and have not been designed to achieve any particular accounting treatment. We do take tax considerations into account, both to avoid tax disadvantages, and obtain tax advantages where reasonably possible consistent with our compensation goals. Certain tax advantages for our executives benefit us by reducing the overall compensation we must pay to provide the same after-tax income to our executives. Thus, our severance pay plans are designed to take account of and avoid “parachute” excise taxes under Section 280G of the Internal Revenue Code. Since we currently have no publicly traded equity interests, we are not currently subject to the $1,000,000 limitation on deductions for certain executive compensation under Section 162(m)(l) of the Internal Revenue Code, though that rule will be considered if our equity interests become publicly traded. We are subject to the $500,000 limitation on compensation deductions under Section 162(m)(6) of the Internal Revenue Code applicable to certain health insurance providers. This limitation applies to cash compensation paid after September 30, 2013 and certain deferred compensation accrued after September 2010 and paid after September 30, 2013. Incentives paid to executives under our annual incentive plan are taxable at the time paid to our executives.

Recovery of Certain Awards

We do not have a formal policy for recovery of annual incentives paid on the basis of financial results which are subsequently restated. Under the Sarbanes-Oxley Act of 2002, as amended, our Chief Executive Officer and Chief Financial Officer must forfeit incentive compensation paid on the basis of previously issued financial statements for which they were responsible and which have to be restated due to such officers’ actions. If the situation arises, we would consider our course of action in light of the particular facts and circumstances, including the culpability of the individuals involved.

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

Compensation Committee Conclusion

The Committee’s philosophy for executive pay for fiscal 2013 was intended to reflect the unique attributes of our company and each employee individually in the context of our pay positioning policies, emphasizing an overall analysis of the executive’s performance for the prior year, projected role and responsibilities, required impact on execution of our strategy, vulnerability to recruitment by other companies, external pay practices, total cash compensation and equity positioning internally, current equity holdings, and other factors the Committee deemed appropriate. We believe our approach to executive compensation emphasized significant time and performance-based elements intended to promote long-term investor value and strongly aligned the interests of our executive officers with those of investors.

Committee Interlocks and Insider Participation

During fiscal 2013, the Committee was composed of David R. White, Todd Sisitsky and Jeffrey C. Lightcap. Mr. White currently serves as our Chairman and served as our Chief Executive Officer until November 1, 2010. Mr. Sisitsky and Mr. Lightcap are currently Directors of IAS. None of our executive officers serves, or in the past year served, as a member of the board of directors or compensation committee of any entity that has or had one or more of its executive officers serving on IAS’ board of directors or the Committee. Each of Mr. White and Mr. Sisitsky is a nominee of, and is affiliated with, the TGP Funds, and Mr. Lightcap is a nominee of, and is affiliated with, JLL. Pursuant to the limited liability company operating agreement of IASIS Investment, JLL is entitled to nominate two directors to the IAS board of directors. The TPG Funds are entitled to nominate the remaining directors. The limited liability company operating agreement of IASIS Investment and certain of its terms are described in greater detail in “Item 13 – Certain Relationships and Related Transactions, and Director Independence – IASIS Investment Limited Liability Company Operating Agreement.”

Compensation Committee Report

The Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based upon such review and discussions, the Committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in this Report.

Compensation Committee:

Todd Sisitsky
David R. White
Jeffrey C. Lightcap

Summary Compensation Table — Fiscal 2013

The following table sets forth, for the fiscal year ended September 30, 2013, the compensation earned by our named executive officers during 2013. There are no above-market, preferential or other earnings on deferred compensation. Consequently, the table does not include earnings on deferred amounts. None of the named executive officers is eligible for pension benefits as we do not have a defined benefit program.

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)(4)
W. Carl Whitmer
President and Chief	2013	787,500	—	—	2,310	789,810
Executive Officer	2012	787,500	636,071	500,000	3,060	1,926,631
	2011	741,667	3,733,992	1,100,000	8,123	5,583,782
Phillip J. Mazzuca
Chief Operating Officer	2013	600,000	—	—	3,117	603,117
	2012	600,000	55,148	195,000	3,117	853,265
	2011	536,905	3,480,840	415,000	82,452	4,515,197
John M. Doyle
Chief Financial Officer	2013	412,000	—	—	3,629	415,629
	2012	412,000	115,858	130,000	2,111	659,969
	2011	400,000	1,307,952	250,000	8,316	1,966,268
Edward Lamb (5)
President – Western Division	2013	450,000	—	—	5,439	455,439
	2012	450,000	1,288,143	85,500	225,490	2,049,133
Bryanie W. Swilley (6)
President – Eastern Division	2013	425,000	284,250	—	78,337	787,587

1.	The amounts reported represent the grant date fair value calculated pursuant to ASC 718 of option awards granted during the applicable fiscal year and does not represent an amount paid to or realized by the named executive officer. The amounts reported for 2012 include the incremental fair value calculated pursuant to ASC 718 in regards to a stock option price adjustment completed by the Company in September 2012 that related to a shareholder return of capital, as follows: Mr. Whitmer, $636,071; Mr. Mazzuca, $55,148; Mr. Doyle, $115,858; and Mr. Lamb, $21,143. There is no certainty that the named executive officer will realize any value from these stock options or the price adjustment and to the extent they do, the amounts realized may have no correlation to the amounts reported above. For option awards subject to performance conditions, if any, grant date fair value is calculated based on the probable outcome of the relevant performance conditions, excluding the effect of estimated forfeitures. Refer to “Note 12 – Stock Options” to the audited consolidated financial statements for a discussion of the relevant assumptions used to determine the grant date fair value of these awards.
2.	Represents compensation to the named executive officers made pursuant to the Company’s Corporate Incentive Plan for Messrs. Whitmer, Mazzuca, and Doyle, and compensation paid pursuant to the Company’s Market Executive Incentive Plan for Mr. Lamb and Mr. Swilley.
3.	The amounts listed in this column reflect, for each named executive officer, the sum of (i) the amounts contributed by us to the IASIS 401(k) Plan; (ii) the dollar value of insurance premiums paid for group term life insurance; and (iii) relocation allowances and expenses. Listed in the table below are the dollar values of the amounts reported in this column for 2013.

Named Executive Officer	Company Match in IASIS 401(k) Plan ($)	Insurance Premiums Paid for Group Term Life Insurance ($)	Relocation Allowances and Expenses ($)
W. Carl Whitmer	1,500	810	—
Phillip J. Mazzuca	1,875	1,242	—
John M. Doyle	2,630	999	—
Edward Lamb	3,375	2,064	—
Bryanie W. Swilley	2,923	1,035	74,379

4.	See footnote 1 above regarding the difference between the amounts reported for purposes of stock option grants and price adjustments under SEC and accounting rules and amounts actually realized by the named executive officer (if any).
5.	Because Mr. Lamb was not a named executive officer for 2011, compensation information is provided only for fiscal years 2012 and 2013.
6.	Because Mr. Swilley was not a named executive officer for 2011 or 2012, compensation information is provided only for fiscal year 2013.

Grants of Plan-Based Awards in Fiscal Year 2013

Name of Executive(1)	Grant Date	Exercise or Base Price of Option Awards(2)	Grant Date Fair Value of Option Awards(3)
Bryanie W. Swilley	5/29/2013	$40.91	$284,250

1.	During fiscal 2013, Mr. Swilley was granted an option to purchase 25,000 shares of common stock of IAS at fair market value on the date of grant. Mr. Swilley was the only named executive officer to receive a grant of a plan-based award in 2013. See “Item 11 – Executive Compensation – Compensation Discussion and Analysis – Components of the Executive Compensation Program – Short-Term Incentive Compensation” and “Item 11 – Executive Compensation – Compensation Discussion and Analysis – Components of the Executive Compensation Program – Long-Term Incentive Compensation” for more detail. For a description regarding the vesting of this option award, please see Footnote 9 to the Outstanding Equity Awards at Fiscal 2013 Year-End.
2.	The exercise price of an option grant is set at no less than the fair market value of a share of the common stock as of the grant date, as determined by the IAS board of directors in good faith and, as necessary, supplemented and supported by an independent third party valuation.
3.	The amount reported represents the grant date fair value calculated pursuant to ASC 718 of option awards granted during 2013 and does not represent an amount paid to or realized by Mr. Swilley. There is no certainty that Mr. Swilley will realize any value from these stock options and, to the extent that he does, the amounts realized may have no correlation to the amount reported above. For option awards subject to performance conditions, if any, grant date fair value is calculated based on the probable outcome of the relevant performance conditions, excluding the effect of estimated forfeitures. Refer to “Note 12 – Stock Options” to the audited consolidated financial statements in this Report for a discussion of the relevant assumptions used to determine the grant date fair value of this award.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements

Effective April 2010, upon his promotion to President, Mr. Whitmer entered into a new negotiated employment agreement. Under the terms of the employment agreement, Mr. Whitmer was entitled to an initial base salary of $650,000 per year during the period in which he served as President of the Company which was one month in fiscal 2011 and was entitled to $750,000 per year during the period in which he serves as Chief Executive Officer of the Company which began on November 1, 2010. In addition, Mr. Whitmer was also entitled to receive an annual cash target bonus of 75% of his base salary and an annual cash maximum bonus of 150% of his base salary during the period in which he served as the Company’s President and is entitled to an annual cash target bonus of 100% of his base salary and an annual cash maximum bonus of 200% of his base salary during the period in which he serves as the Company’s Chief Executive Officer, in each case based upon the achievement of certain performance objectives set annually by the IAS board of directors. In October 2010, pursuant to the employment agreement, Mr. Whitmer was also granted an option to purchase 88,500 shares of common stock of IAS at fair market value on the date of grant, and, upon his promotion to Chief Executive Officer in November 2010, an option to purchase an additional 88,500 shares of common stock of IAS at fair market value on the date of grant, in each case under the terms of the related grant agreement and the Amended and Restated IAS 2004 Stock Option Plan.

Also in April 2010, Mr. Doyle entered into a negotiated employment agreement upon his promotion to Chief Financial Officer. Under the terms of the employment agreement, Mr. Doyle is entitled to an initial base salary of $400,000 per year. Mr. Doyle was also entitled to receive an annual cash target bonus of 50% of his base salary and an annual cash maximum bonus of 100% of his base salary based upon the achievement of certain performance objectives set annually by the IAS board of directors. In October 2010, pursuant to the terms of the employment agreement, Mr. Doyle was also granted an option to purchase 62,000 shares of common stock of IAS at fair market value on the date of grant and under the terms of the related grant agreement and the Amended and Restated IAS 2004 Stock Option Plan.

In connection with his return to the Company as Chief Operating Officer, Mr. Mazzuca entered into a negotiated employment agreement. Under the terms of the employment agreement, Mr. Mazzuca is entitled to an initial base salary of $550,000 per year. He also received a sign-on bonus of $75,000 to induce him to relocate and rejoin our Company. Mr. Mazzuca was entitled to receive an annual cash target bonus of 50% of his base salary and an annual cash maximum of 100% of his base salary based upon the achievement of certain performance objectives set annually by the IAS board of directors. In October 2010, pursuant to the terms of the employment agreement, Mr. Mazzuca was also granted an option to purchase 165,000 shares of common stock of IAS at fair market value on the date of grant and under the terms of the related grant agreement and the Amended and Restated IAS 2004 Stock Option Plan.

In 2011, Mr. Lamb entered into a negotiated employment agreement upon joining the Company as President of our Western Division. Under the terms of the employment agreement, Mr. Lamb is entitled to an initial base salary of $450,000 per year. He also received a relocation bonus of $200,000 to induce him to relocate and join our Company. Mr. Lamb is entitled to receive an annual cash target bonus of 50% of his base salary and an annual cash maximum of 100% of his base salary based upon the achievement of certain performance objectives as defined in the Company’s Market Executive Incentive Program. In January 2012, pursuant to the terms of the employment agreement, Mr. Lamb was also granted an option to purchase 70,000 shares of common stock of IAS at fair market value on the date of grant and under the terms of the related grant agreement and the Amended and Restated IAS 2004 Stock Option Plan.

On April 23, 2012, Mr. Swilley entered into a negotiated employment agreement as President of our Eastern Division. Under the terms of the employment agreement, Mr. Swilley is entitled to an initial base salary of $425,000 per year. He also received a relocation bonus of $74,379. Mr. Swilley is entitled to receive an annual cash target bonus of 50% of his base salary and an annual cash maximum of 100% of his base salary based upon the achievement of certain performance objectives as defined in the Company’s Market Executive Incentive Program. Pursuant to the terms of the employment agreement, Mr. Swilley was also granted an option to purchase 25,000 shares of common stock of IAS at fair market value on the date of grant and under the terms of the related grant agreement and the Amended and Restated IAS 2004 Stock Option Plan.

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

As of September 30, 2013, options to purchase a total of 2,319,477 shares had been granted and were outstanding under this plan, of which 1,623,591 were then vested and exercisable.

Compensation Mix

As discussed in more detail in the section of this Report entitled “Item 11 – Executive Compensation – Compensation Discussion and Analysis – Components of the Executive Compensation Program,” in 2013, our compensation program was comprised of various elements, including: (i) base salary, (ii) short-term incentive compensation and (iii) long-term equity incentive compensation. Although it does not allocate a fixed percentage of the NEO compensation packages to each of these elements, the Committee does seek to achieve an appropriate balance among these elements to motivate the named executive officers to grow the Company’s value, thereby aligning their financial interests with the interests of the Company’s investors, and to encourage long-term executive retention.

In 2013, base salaries comprised 99.7%, 99.1%, 99.5%, 98.8% and 54.0% of total compensation for Messrs. Whitmer, Doyle, Mazzuca, Lamb and Swilley, respectively, reflecting the Company’s absence of executive bonuses and incentive payments with respect to fiscal year 2013 (and, in Mr. Swilley’s case, the equity award related to this promotion to President of our Eastern Division). The base salaries of each of our named executive officers for 2013 were established in connection with the negotiation of their respective employment agreements. In 2013, short term incentive compensation comprised 0.0% of total compensation for Messrs. Whitmer, Doyle, Mazzuca, Lamb and Swilley. The actual award amounts are determined in accordance with the quantitative and qualitative factors described in detail under the caption “Compensation Discussion and Analysis – Components of the Executive Compensation Program – Short Term Incentive Compensation.” In addition, in 2013, long-term equity incentive compensation comprised 0.0% for Messrs. Whitmer, Doyle, Mazzuca and Lamb, and 36.1% of total compensation for Mr. Swilley (again, in Mr. Swilley’s case, reflecting the equity award relating to his promotion). The actual award amounts are determined in accordance with the quantitative and qualitative factors described in detail under the caption “Compensation Discussion and Analysis – Components of the Executive Compensation Program – Long Term Incentive Compensation.” Finally, in 2013, all other compensation comprised 0.3%, 0.9%, 0.5%, 1.2% and 9.9% of total compensation for Messrs. Whitmer, Doyle, Mazzuca, Lamb and Swilley, respectively.

Outstanding Equity Awards at Fiscal 2013 Year-End

The following table summarizes the outstanding equity awards held by each named executive officer at September 30, 2013.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
W. Carl Whitmer	116,800	—	—	15.25	6/23/14	(1)
	85,200	—	—	15.25	3/22/15	(3)
	3,250	—	—	30.93	4/1/16	(4)
	4,400	1,100	—	30.00	10/2/18	(5)
	31,860	21,240	35,400	40.91	10/11/20	(6)
	21,240	31,860	35,400	40.91	11/1/20	(7)
Phillip J. Mazzuca	39,600	59,400	66,000	40.91	10/11/20	(6)
John M. Doyle	18,300	—	—	15.25	9/9/14	(2)
	6,700	—	—	15.25	3/22/15	(3)
	13,000	—	—	30.93	4/1/16	(4)
	9,600	2,400	—	30.00	10/2/18	(5)
	22,320	14,880	24,800	40.91	10/11/20	(6)
Edward Lamb	8,400	33,600	28,000	40.91	1/14/22	(8)
Bryanie W. Swilley	7,000	—	—	15.25	9/9/14	(2)
	1,400	—	—	30.93	4/1/16	(4)
	9,280	2,320	—	30.00	10/2/18	(5)
	600	2,400	2,000	40.91	1/14/22	(8)
	3,000	12,000	10,000	40.91	5/29/23	(9)

Option Award Vesting Schedule

Named Executive Officers

Grant Date	Vesting Schedule
(1) 6/23/2004	20% vests each year for five years from date of grant
(2) 9/9/2004	20% vests each year for five years from date of grant
(3) 3/22/2005	20% vests each year for five years from date of grant
(4) 4/1/2006	20% vests each year for five years from date of grant
(5) 10/2/2008	20% vests each year for five years from date of grant
(6) 10/11/2010	60% of the total amount of options granted vest ratably over a five year period; 40% of the total amount of options granted vest based on the Company achieving certain performance measures
(7) 11/1/2010	60% of the total amount of options granted vest ratably over a five year period; 40% of the total amount of options granted vest based on the Company achieving certain performance measures
(8) 1/14/2012	60% of the total amount of options granted vest ratably over a five year period; 40% of the total amount of options granted vest based on the Company achieving certain performance measures
(9) 5/29/2013	60% of the total amount of options granted vest ratably over a five year period; 40% of the total amount of options granted vest based on the Company achieving certain performance measures

Pension Benefits

We maintain a 401(k) plan as previously discussed in the Compensation Discussion and Analysis. We do not maintain any defined benefit plans.

Non-qualified Deferred Compensation for Fiscal 2013

We introduced our non-qualified executive savings plan July 1, 2006. The plan is a voluntary, tax-deferred savings vehicle that is available to those employees, including physicians, earning a certain minimum base salary ($115,000 in 2013). The executive savings plan was implemented in order to contribute to the recruitment and retention of key executives and other employees, including physicians, by providing the ability to defer additional pre-tax compensation in excess of the limits allowed by our 401(k) plan.

An eligible employee must contribute the maximum allowed by law to the IASIS 401(k) Retirement Savings Plan in order to participate in the non-qualified executive savings plan. There are two types of deferrals available under the plan: excess deferrals and additional deferrals. Excess deferrals are contributions that are deposited into the non-qualified executive savings plan because either (a) the participant’s earnings have exceeded $250,000 and/or (b) the participant’s deferrals into the 401(k) retirement plan have reached a dollar limit stipulated by the IRS ($17,500 in 2013). Excess deferrals are automatically deposited into the non-qualified executive savings plan if these limits are reached. Physician excess deferrals are not matched. Executive excess deferrals are matched at the same rate as contributions to the IASIS 401(k) plan. There is a five-year service requirement for participants to vest in the IASIS excess matching contributions. Currently, none of the named executive officers participates in the plan.

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

Employment Agreements

Mr. Whitmer entered into a new negotiated employment agreement upon his promotion to President during fiscal 2010. Mr. Doyle entered into a negotiated employment agreement upon his promotion to Chief Financial Officer at the same time. Mr. Mazzuca entered into a negotiated employment agreement upon rejoining the Company as Chief Operating Officer at the beginning of the 2011 fiscal year. Mr. Lamb entered into a negotiated employment agreement in 2011. Mr. Swilley entered into a negotiated employment agreement in April 2012. Information regarding these employment agreements is provided under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” and “Potential Payments Upon Termination or Change of Control.”

Potential Payments Upon Termination or Change in Control

Messrs. Whitmer and Mazzuca have employment agreements in place that require payment upon certain termination events including, in certain circumstances, a change of control. Messrs. Doyle, Lamb, and Swilley also have employment agreements in place that require payment upon certain termination events.

Death

The employment agreements provide that the respective estates of Mr. Whitmer, Mr. Mazzuca, and Mr. Doyle will receive the following upon the death of such named executive officer:

(i) all base salary and benefits to be paid or provided to the executive through the date of death;

(ii) with respect to Mr. Whitmer, an amount equal to the sum of executive’s base salary at the then-current rate of base salary and the annual cash target bonus;

(iii) to the extent applicable, an amount equal to the pro rata bonus;

(iv) with respect to Mr. Mazzuca and Mr. Doyle, any other death benefits arrangements available to senior executive officers of the Company generally, as in effect on the date of termination;

(v) with respect to Mr. Whitmer, the Company will also provide the executive’s eligible dependents continued health and medical benefits through the date one year after the date of death; the company may satisfy this obligation by paying such dependents’ health and medical continuation coverage (“COBRA”) premium payments (with the dependents paying the portion of such COBRA payments that the executive was required to pay with respect to such dependents prior to the date of death); and

(vi) additionally, all of the executive’s options to purchase shares of capital stock of IAS which are unvested as of the date of death but otherwise scheduled to vest on the first vesting date scheduled to occur following the date of death, will immediately vest and become exercisable while all remaining unvested options will terminate as of the date of death. All of the vested options must be exercised within the earlier of (i) the tenth anniversary of the date the options were granted or (ii) two years in the case of Mr. Whitmer, and one year, in the case of Mr. Mazzuca and Mr. Doyle, following the date of death.

Mr. Lamb’s employment agreement does not provide for benefits to be paid to upon death. Mr. Swilley is eligible to receive, following his death, any annual incentive compensation payable for that year, prorated to reflect the actual number of months worked.

Disability

The employment agreements provide that Mr. Whitmer, Mr. Mazzuca and Mr. Doyle will receive the following upon the disability of such named executive officer:

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

(v) with respect to Mr. Mazzuca and Mr. Doyle, any other disability benefits arrangements available to senior executive officers of the Company generally, as in effect on the date of termination;

(vi) with respect to Mr. Whitmer, the Company will pay for the executive and his eligible dependents’ continued health and medical benefits through the date one year after the date of termination (provided, however, that in the event that the date of termination is the date of delivery of the final physician’s opinion referred to above, the Company will provide health and medical benefits through the date that is eighteen (18) months following the first date that Executive was unable to perform his duties; the Company may satisfy this obligation by paying COBRA premium payments with respect to the executive and his eligible dependents (with the executive paying the portion of such COBRA payments that executive was required to pay prior to the date of termination); and

(vii) additionally, all of the executive’s options to purchase shares of capital stock of IAS which are unvested as of the date of termination but otherwise scheduled to vest on the first vesting date scheduled to occur following the date of termination, will immediately vest and become exercisable while all remaining unvested options will terminate as of the date of termination. All of the vested options must be exercised within the earlier of (i) the tenth anniversary of the date the options were granted or (ii) two years, in the case of Mr. Whitmer, and one year, in the case of Mr. Mazzuca and Mr. Doyle, from the date of disability.

Mr. Lamb’s employment agreement does not provide for benefits to be paid to upon disability. Mr. Swilley is eligible to receive, following disability, any annual incentive compensation payable for that year, prorated to reflect the actual number of months worked.

Termination by the Company for Cause

Upon termination for cause, the executive will be entitled to receive all base salary and benefits to be paid or provided to the executive through the date of termination. In the event of a termination for cause, Mr. Lamb will be required to repay the retention bonus, with such amount being reduced 25% on each anniversary of the date of his employment agreement.

By the Company without Cause

The employment agreements provide that Mr. Whitmer, Mr. Mazzuca and Mr. Doyle will receive the following upon the termination by the Company without cause of such named executive officer:

(i) all base salary and benefits to be paid or provided to the executive through the date of termination;

(ii) an amount equal to the sum of (i) two hundred percent (200%), in the case of Mr. Whitmer and Mr. Mazzuca and one hundred fifty percent (150%) in the case of Mr. Doyle, of the executive’s base salary at the then-current rate of base salary and (ii) two hundred percent (200%), in the case of Mr. Whitmer and Mr. Mazzuca and one hundred fifty percent (150%) in the case of Mr. Doyle, of the annual cash target bonus;

(iii) to the extent applicable, an amount equal to the pro rata bonus,

(iv) a lump sum payment equal to the then present value of all major medical, disability and life insurance coverage through the date two years (eighteen months with respect to Mr. Doyle) after the date of termination, provided that under such circumstances the executive shall make all COBRA premium payments on his own behalf; and

(v) additionally, all of the executive’s options to purchase shares of capital stock of IAS which are unvested as of the date of termination but otherwise scheduled to vest on the first vesting date scheduled to occur following the date of termination, will immediately vest and become exercisable while all remaining unvested options will terminate as of the date of termination. All of the vested options must be exercised within the earlier of (i) the tenth anniversary of the date the options were granted or (ii) two years, in the case of Mr. Whitmer, and one year, in the case of Mr. Mazzuca and Mr. Doyle, following the date of termination.

Mr. Lamb’s and Mr. Swilley’s employment agreements provide that following their termination by the Company without cause, they will receive an amount equal to one year of base salary, and Mr. Lamb shall not be required to repay the retention bonus.

By the Executive for Good Reason

The employment agreements provide that Mr. Whitmer, Mr. Mazzuca, and Mr. Doyle will receive the following upon the resignation by such executive for good reason:

(i) all base salary and benefits to be paid or provided to the executive through the date of termination;

(ii) an amount equal to the sum of (i) two hundred percent (200%), in the case of Mr. Whitmer and Mr. Mazzuca and one hundred fifty percent (150%), in the case of Mr. Doyle, of the executive’s base salary at the then-current rate of base salary and (ii) two hundred percent (200%), in the case of Mr. Whitmer and Mr. Mazzuca and one hundred fifty percent (150%), in the case of Mr. Doyle, of the annual cash target bonus;

(iii) to the extent applicable, an amount equal to the pro rata bonus;

(iv) a lump sum payment equal to the then present value of all major medical, disability and life insurance coverage through the date two years (eighteen months with respect to Mr. Doyle) after the date of termination, provided that under such circumstances the executive shall make all COBRA premium payments on his own behalf; and

(v) additionally, all of the executive’s options to purchase shares of capital stock of IAS which are unvested as of the date of termination but otherwise scheduled to vest on the first vesting date scheduled to occur following the date of termination, will immediately vest and become exercisable while all remaining unvested options will terminate as of the date of termination. All of the vested options must be exercised within the earlier of (i) the tenth anniversary of the date the options were granted or (ii) two years, in the case of Mr. Whitmer, and one year, in the case of Mr. Mazzuca, and Mr. Doyle, following the date of termination.

Mr. Lamb’s and Mr. Swilley’s employment agreements do not address this scenario.

By the Executive without Good Reason or the Executive’s Failure to Extend the Employment Term

Upon termination by the executive without good reason or failure to extend the employment term, the executive will be entitled to receive all base salary and benefits to be paid or provided to the executive through the date of termination. Mr. Lamb’s employment agreement also provides that he will be required to pay the remaining 25% of the retention bonus upon termination due to non-renewal at the end of the term.

Definition of Good Reason

Each of the following events shall constitute “good reason” for resignation for purposes of the employment agreements of Mr. Whitmer, Mr. Mazzuca, and Mr. Doyle:

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

Mr. Lamb’s and Mr. Swilley’s employment agreements do not address termination for good reason.

The Company’s Failure to Extend the Employment Term

The employment agreements provide that Mr. Whitmer, Mr. Mazzuca, and Mr. Doyle will receive the following upon the Company’s failure to the extend the employment term:

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

Mr. Lamb’s employment agreement provides that he will receive the following upon the Company’s failure to extend the employment term: (i) a waiver of the obligation to repay the remaining 25% of his retention bonus; and (ii) an amount equal to one year of base salary.

Mr. Swilley’s employment agreement provides that he will receive an amount equal to one year of base salary upon the Company’s failure to extend the employment term.

Resignation

Mr. Lamb’s and Mr. Swilley’s employment agreements provide that upon their resignation during the term, Mr. Lamb and Mr. Swilley will be entitled to base salary and benefits to be paid or provided to Mr. Lamb and Mr. Swilley through the date of resignation. In addition, Mr. Lamb will be required to repay the retention bonus, with such amount being reduced 25% on each anniversary of the date of his employment agreement.

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

In addition, the employment agreements contain non-competition and non-solicitation provisions pursuant to which Mr. Whitmer, Mr. Mazzuca, Mr. Doyle, Mr. Lamb, and Mr. Swilley will not compete with IAS or its subsidiaries within 25 miles of the location of any hospital we manage for two years (eighteen months with respect to Mr. Doyle and twelve months with respect to Mr. Lamb and Mr. Swilley) following the date of termination of such person’s employment. The agreements provide that during this time such person will not solicit or recruit our business partners and employees, respectively.

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

Summary of Payments Made Upon Termination or a Change of Control

The following tables describe the potential payments and benefits under our compensation and benefit plans and arrangements to which Messrs. Whitmer, Mazzuca, Doyle, Lamb, and Swilley would be entitled upon a termination of their employment under their employment agreements. In accordance with SEC disclosure rules, dollar amounts below assume a termination of employment on September 30, 2013 (the last business day of our last completed fiscal year).

	Involuntary Termination Without Cause ($)		Involuntary Termination For Cause ($)		Resignation ($)		Resignation For Good Reason ($)	Retirement ($)	Death ($)		Disability ($)		Change In Control ($)
W. Carl Whitmer
Cash severance	3,150,000		—		—		3,150,000	—	1,575,000		1,575,000		3,150,000
Health and welfare continuation	26,510		—		—		26,510	—	26,510		26,510		26,510

Total	3,176,510		—		—		3,176,510	—	1,601,510		1,601,510		3,176,510

Philip J. Mazzuca
Cash severance	1,800,000		—		—		1,800,000	—	600,000		600,000		1,800,000
Health and welfare continuation	26,510		—		—		26,510	—	26,510		26,510		26,510

Total	1,826,510		—		—		1,826,510	—	626,510		626,510		1,826,510

John M. Doyle
Cash severance	927,000		—		—		927,000	—	412,000		412,000		—
Health and welfare continuation	20,107		—		—		20,107	—	20,107		20,107		—

Total	947,107		—		—		947,107	—	432,107		432,107		—

Edward Lamb
Cash severance	450,000		—	(1)	—	(1)	—	—	—		—		—
Health and welfare continuation	—		—		—		—	—	—		—		—

Total	450,000		—		—		—	—	—		—		—

Bryanie W. Swilley
Cash severance	425,000	(3)	—		—		—	—	425,000	(2)	425,000	(2)	—
Health and welfare continuation	—		—		—		—	—	—		—		—

Total	425,000		—		—		—	—	—		—		—

1.	In connection with this scenario, Mr. Lamb is required to repay his retention bonus, with such amount being reduced 25% on each of the anniversaries of the date of his employment agreement.
2.	Assumes that Mr. Swilley’s death or disability occurred on September 30, 2013 and that Mr. Swilley received the maximum annual cash incentive compensation payable to him under the Market Executive Incentive Plan.
3.	In Mr. Swilley’s case, the “Involuntary Termination Without Cause” payment includes the scenario of non-renewal of his employment agreement at the end of its initial term.

Director Compensation for Fiscal 2013

The following table and text discuss the compensation of persons who served as members of IAS’ board of directors during all or part of 2013, other than Mr. Whitmer whose compensation is discussed under “Executive Compensation” above and who was not separately compensated for board service.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Jonathan J. Coslet	—	—	—	—	—
David Dupree	—	—	—	—	—
Kirk E. Gorman	45,000	18,750	—	—	63,750
Greg Kranias	—	—	—	—	—

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Todd B. Sisitsky	—	—	—	—	—
Paul S. Levy	—	—	—	—	—
Jeffrey C. Lightcap	—	—	—	—	—
Sharad Mansukani	75,000	—	—	—	75,000
David R. White	125,000	—	—	—	125,000

Name	Aggregate Options Held at Fiscal Year End	Aggregate Stock Awards Held at Fiscal Year End
Jonathan J. Coslet	—	—
David Dupree	—	—
Kirk E. Gorman	4,143	4,601
Greg Kranias	—	—
Todd B. Sisitsky	—	—
Paul S. Levy	—	—
Jeffrey C. Lightcap	—	—
Sharad Mansukani	13,084	3,084
David R. White	497,250	—

On February 14, 2005, pursuant to a Director Compensation and Restricted Share Award Agreement, IAS granted Kirk Gorman options to purchase 1,175 shares of IAS’s common stock and committed to grant Mr. Gorman, on each of the first, second, third and fourth anniversaries of the grant date, provided that he is still a director, options to purchase a number of shares valued at $18,750 based on the fair market value of the common stock as determined on each such anniversary. These grants were made pursuant to the form of a stock option grant agreement under the IAS 2004 Stock Option Plan. In addition, IAS entered into a Director Compensation and Restricted Share Award Agreement with Mr. Gorman on the grant date. Pursuant to such Director Compensation and Restricted Share Award Agreement, IAS agreed to pay Mr. Gorman cash compensation of $9,375 for the fiscal quarter ended December 31, 2004 and annual cash compensation of $37,500 for the remaining term (five years or until the date on which, for any reason, Mr. Gorman no longer serves as a director of the company) in equal quarterly installments, in consideration for his services as a member of IAS’s board of directors. IAS also granted Mr. Gorman 1,175 shares of restricted common stock on the grant date and committed to grant Mr. Gorman, on each of the first, second, third and fourth anniversaries of the grant date, provided that he is still a director, restricted common stock valued at $18,750 based on the fair market value of the common stock as determined on each such anniversary. On February 1, 2011, pursuant to a new Director Compensation and Restricted Share Award Agreement, IAS granted Mr. Gorman options to purchase 411 shares of IAS’s common stock and committed to grant Mr. Gorman on the first anniversary of the grant date, provided that he is still a director, options to purchase a number of shares valued at $18,750 based on the fair market value of the common stock as determined on each such anniversary. These grants were made pursuant to the form of a stock option grant agreement under the IAS 2004 Stock Option Plan. In addition, IAS entered into a Director Compensation and Restricted Share Award Agreement with Mr. Gorman on the grant date. Pursuant to such Director Compensation and Restricted Share Award Agreement (three years or until the date on which, for any reason, Mr. Gorman no longer serves as a director of the Company), IAS agreed to pay Mr. Gorman annual cash compensation of $45,000 in consideration for his services as a member of IAS’s board of directors. IAS also granted Mr. Gorman 411 shares of restricted common stock on the grant date.

On April 14, 2005, IAS granted Sharad Mansukani options to purchase 938 shares of IAS’s common stock and committed to grant Dr. Mansukani, on each of the first, second, third and fourth anniversaries of the grant date, provided that he is still a director, options to purchase a number of shares of common stock valued at $18,750 based on the fair market value of the common stock on each such anniversary. These grants were made pursuant to the form of a stock option grant agreement under the IAS 2004 Stock Option Plan. In addition, IAS entered into a Director Compensation and Restricted Share Award Agreement with Dr. Mansukani on the grant date. Pursuant to such Director Compensation and Restricted Share Award Agreement, IAS agreed to pay Dr. Mansukani annual cash compensation of $37,500 for the term (five years or until the date on which, for any reason, Dr. Mansukani no longer serves as a director of the Company) of the Director Compensation and Restricted Share Award Agreement, payable in equal quarterly installments, in consideration for his services as a member of IAS’s board of directors. IAS also granted Dr. Mansukani 938 shares of restricted common stock on the grant date and committed to grant Dr. Mansukani, on each of the first, second, third and fourth anniversaries of the grant date, provided that he is still a director, restricted common stock valued at $18,750 based on the fair market value of the common stock on each such anniversary. On April 1, 2011, pursuant to a new Director Compensation Agreement (three years or until the date on which, for any reason, Dr. Mansukani no longer serves as a director of the Company), IAS agreed to pay Dr. Mansukani annual cash compensation of $75,000 in consideration for his services as a member of IAS’s board of directors.

On December 20, 2010, IAS entered into an agreement with David R. White, effective October 31, 2010. Pursuant to the agreement, IAS agreed to pay Mr. White an annual fee of $250,000 for his service as Chairman of the Board of IAS for the period of November 1, 2010 through October 31, 2011. In addition, Mr. White agreed to provide certain consulting services to IAS from the period November 1, 2010 through October 31, 2012. Pursuant to the agreement, Mr. White received $70,000 in exchange for the consulting services provided from November 1, 2010 through January 31, 2011, and a monthly fee of $23,333 for the consulting services provided from February 1, 2011 through October 31, 2011, and receive a monthly fee of $20,833 for the consulting services provided from November 1, 2011 through October 31, 2012. Mr. White received $125,000 in fiscal year 2013 for his continued service to the Company as Chairman. Options to purchase 497,250 shares of IAS’s common stock were granted to Mr. White pursuant to his employment with the Company as its Chief Executive Officer prior to his retirement on October 31, 2010.

Currently, IAS’s other directors, including Mr. Whitmer, do not receive any compensation for their services. IAS does, however, reimburse them for travel expenses and other out-of-pocket costs incurred in connection with attendance at board of directors and committee meetings.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plans

The table below sets forth the following information as of September 30, 2013, with respect to IAS’ equity compensation plans (including individual compensation arrangements) under which its equity securities are authorized for issuance, aggregated by (i) all compensation plans previously approved by IAS’ security holders and (ii) all compensation plans not previously approved by IAS’ security holders:

•	the number of securities to be issued upon the exercise of outstanding options;

•	the weighted-average exercise price of the outstanding options; and

•	the number of securities remaining available for future issuance under the plans.

The IAS 2004 Stock Option Plan is IAS’ only equity compensation plan and has been approved by its stockholders. IAS has not issued any warrants or other rights to purchase its equity securities.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-average Exercise Price of Outstanding Options	Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders (1)	2,319,477	$26.57	306,498
Equity compensation plans not approved by security holders	—	—	—

Total	2,319,477	$26.57	306,498

(1)	Consists of 2,319,477 shares of common stock to be issued upon exercise of options issued under IAS’ 2004 Stock Option Plan, with exercise prices ranging from $15.25 to $40.91 per share. Of the 2,625,975 shares of common stock currently authorized for issuance under the 2004 Stock Option Plan, as of September 30, 2013, 306,498 shares remain available for future issuance under the IAS 2004 Stock Option Plan.

Beneficial Ownership of Common Stock

IASIS is a limited liability company consisting of 100% common interests owned by IAS. IAS’ outstanding shares consist of one class of common stock and 99.9% of the outstanding common stock is owned by IASIS Investment. The outstanding equity interest of IASIS Investment is held 74.4% by the TPG Funds (as defined below), 18.8% by JLL and 6.8% by Trimaran.

The following table presents information as of December 20, 2013, regarding ownership of shares of IAS common stock by each person known to be a holder of more than 5% of IAS common stock, the members of the IAS board of directors, each named executive officer listed in the summary compensation table and all current directors and executive officers as a group.

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

Unless otherwise indicated, the address of each person listed below is 117 Seaboard Lane, Building E, Franklin, Tennessee 37067.

Beneficial Owners	Common Shares Beneficially Owned (a)	Percentage of Common Shares Beneficially Owned
IASIS Investment (b)(c)	14,600,000	99.9%
W. Carl Whitmer	262,750	1.8%
Phillip J. Mazzuca	39,600	*
John M. Doyle	69,920	*
Edward Lamb	8,400	*
Bryanie W. Swilley	21,280	*

Beneficial Owners	Common Shares Beneficially Owned (a)		Percentage of Common Shares Beneficially Owned
Jonathan J. Coslet (d)	—		—
David Dupree	—		—
Kirk E. Gorman	8,286	(e)	*
Greg Kranias (d)	—		—
Todd B. Sisitsky (d)	—		—
Paul S. Levy (f)	2,744,800		18.8%
Jeffrey C. Lightcap	—		—
Sharad Mansukani (g)	7,368	(e)	*
David White	497,250		3.3%
Current directors and executive officers as a group (18 persons)	3,740,826		20.4%

*	Less than 1%.
(a)	The following shares of common stock subject to options currently exercisable or exercisable within 60 days of December 20, 2013, include: Mr. Whitmer, 274,470; Mr. Mazzuca, 59,400; Mr. Doyle, 72,320; Mr. Lamb, 16,800; Mr. Swilley, 23,600; and all current directors and executive officers as a group (18 persons) 1,096,707.
(b)	The membership interests of IASIS Investment are owned as follows: the TPG Funds, 74.4%, JLL, 18.8%, and Trimaran, 6.8%.
(c)	The membership interests of IASIS Investment (the “TPG Membership Interests”) owned by the TPG Funds (as defined below) reflect an aggregate of the following: (i) 199,045 membership units of IASIS Investment beneficially owned by TPG IASIS III LLC, a Delaware limited liability company (“TPG IASIS III”), whose sole member is TPG Partners III, L.P., a Delaware limited partnership, whose general partner is TPG GenPar III, L.P., a Delaware limited partnership, whose general partner is TPG Advisors III, Inc., a Delaware corporation (“Advisors III”), (ii) 318,507 membership units of IASIS Investment beneficially owned by TPG IASIS IV LLC (“TPG IASIS IV”), whose sole member is TPG Partners IV, L.P., a Delaware limited partnership (“Partners IV”), whose general partner is TPG GenPar IV, L.P., a Delaware limited partnership, whose general partner is TPG GenPar IV Advisors, LLC, a Delaware limited liability company, whose sole member is TPG Holdings I, L.P., a Delaware limited partnership, whose general partner is TPG Holdings I-A, LLC, a Delaware limited liability company, whose sole member is TPG Group Holdings (SBS), L.P., a Delaware limited partnership, whose general partner is TPG Group Holdings (SBS) Advisors, Inc., a Delaware corporation (“Group Advisors”), (iii) 193,201 membership units of IASIS Investment beneficially owned by TPG IASIS Co-Invest I LLC, a Delaware limited liability company (“TPG Co-Invest I”), whose managing member is Partners IV, and (iv) 32,398 membership units of IASIS Investment beneficially owned by TPG IASIS Co-Invest II LLC, a Delaware limited liability company (“TPG Co-Invest II” and, together with TPG IASIS III, TPG IASIS IV and TPG Co-Invest I, the “TPG Funds”), whose managing member is Partners IV. David Bonderman and James G. Coulter are directors, officers and sole shareholders of Advisors III and Group Advisors and may therefore be deemed to be the beneficial owners of the TPG Membership Interests. Messrs. Bonderman and Coulter disclaim beneficial ownership of the TPG Membership Interests except to the extent of their pecuniary interest therein. The address of Messrs. Bonderman and Coulter is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, TX 76102. The TPG Funds have the right to designate four of the directors of IAS (collectively, the “TPG Directors”), and each TPG Director shall have three votes.
(d)	Jonathan J. Coslet is a TPG Senior Partner, Todd B. Sisitsky is a TPG Partner and Greg Kranias is a TPG Principal. None of Messrs. Coslet, Sisitsky or Kranias has voting or investment power over and each disclaims beneficial ownership of the TPG Membership Interests. The address of Messrs. Coslet, Sisitsky and Kranias is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.

(e)	Represents shares of restricted stock and options currently or exercisable within 60 days of December 20, 2013, granted to Messrs. Gorman and Mansukani pursuant to Director Compensation and Restricted Stock Award Agreements.
(f)	Mr. Levy is a managing director of JLL Partners, Inc. which, through its controlling interest in JLL, which owns 18.8% of IASIS Investment, may be deemed to beneficially own 18.8% of the shares of preferred stock and common stock owned by IASIS Investment. Accordingly, Mr. Levy may be deemed to beneficially own 18.8% of the shares of preferred stock and common stock owned by IASIS Investment.

(g)	Sharad Mansukani is a TPG senior advisor. Mr. Mansukani has no voting or investment power over and disclaims beneficial ownership of the TPG Membership Interests. The address of Mr. Mansukani is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.

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

Management Services Agreement

We are party to a management services agreement with TPG, JLL and Trimaran. The management services agreement provides that in exchange for consulting and management advisory services that will be provided to us by the investors, we will pay an aggregate monitoring fee of 0.25% of budgeted net revenue up to a maximum of $5.0 million per fiscal year to these parties (or certain of their respective affiliates) and reimburse them for their reasonable disbursements and out-of-pocket expenses. This monitoring fee will be subordinated to the Senior Notes in the event of a bankruptcy of the company. For each of the years ended September 30, 2013, 2012 and 2011, we paid $5.0 million in monitoring fees under the management services agreement.

Income Tax Allocations

We and some of our subsidiaries are included in IAS’ consolidated filing group for U.S. federal income tax purposes, as well as in certain state and local income tax returns that include IAS. With respect to tax returns for any taxable period in which we or any of our subsidiaries are included in a tax return filing with IAS, the amount of taxes to be paid by us is determined, subject to some adjustments, as if we and our subsidiaries filed their own tax returns excluding IAS.

Policy on Transactions with Related Persons

On an annual basis, each director, director nominee and executive officer is required to complete a Director and Officer’s Questionnaire that requires disclosure of any transaction in which the director or executive officer has a direct or indirect material interest and in which the company participates and the amount involved exceeds $120,000. The board has not adopted a formal policy for the review, approval or ratification of such transactions. However, pursuant to the company’s corporate code of ethics, executive officers may not participate in, or benefit from, a related party transaction without the approval of our compliance officer. See “Item 10. – Directors, Executive Officers and Corporate Governance – Code of Ethics” for more detail.

During fiscal year 2013, there were no transactions between our company and a related person requiring disclosure under applicable securities laws.

Item 14.	Principal Accountant Fees and Services.

The following table sets forth the aggregate fees for services related to fiscal years 2013 and 2012 provided by Ernst & Young LLP, our principal accountants:

	Fiscal 2013	Fiscal 2012
Audit Fees (a)	$1,467,182	$1,508,304
Audit-Related Fees (b)	671,744	296,894
Tax Fees (c)	56,555	2,400
All Other Fees (d)	—	—

Total	$2,195,481	$1,807,598

(a)	Audit Fees represent fees billed for professional services rendered for the audit of our annual financial statements and review of our quarterly financial statements, and audit services provided in connection with other statutory or regulatory filings.
(b)	Audit-Related Fees represent fees billed for assurance services related to the audit of our financial statements, as well as certain due diligence projects.
(c)	Tax Fees represents fees for professional services for tax compliance, tax advice and tax planning.
(d)	All Other Fees represent fees for services provided to us not otherwise included in the categories above.

During fiscal 2013, we reviewed our existing practices regarding the use of our independent auditors to provide non-audit and consulting services, to ensure compliance with SEC proposals. Our audit committee pre-approval policy provides that our independent auditors may provide certain non-audit services which do not impair the auditors’ independence. In that regard, our audit committee must pre-approve all audit services provided to our company, as well as all non-audit services provided by our company’s independent auditors. This policy is administered by our senior corporate financial management, which reports throughout the year to our audit committee. Our audit committee pre-approved all audit and non-audit services provided by Ernst & Young LLP during fiscal years 2013 and 2012. Our audit committee concluded that the provision of audit-related services, tax services and other services by Ernst & Young LLP was compatible with the maintenance of the firm’s independence in the conduct of its auditing functions.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	1. Financial Statements: See “Item 8 – Financial Statements and Supplementary Data,” which is incorporated herein by reference.

2.	Financial Statement Schedules: Not Applicable

3.	Exhibits: See the Index to Exhibits at the end of this Report, which is incorporated herein by reference.

(b)	Exhibits: See the Index to Exhibits at the end of this Report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IASIS HEALTHCARE LLC

Date: December 20, 2013	By:	/s/ W. Carl Whitmer
W. Carl Whitmer
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David R. White	Chairman of the Board	December 20, 2013
David R. White

/s/ W. Carl Whitmer W. Carl Whitmer	Chief Executive Officer and President and Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC) (Principal Executive Officer)	December 20, 2013

/s/ John M. Doyle John M. Doyle	Chief Financial Officer (Principal Financial and Accounting Officer)	December 20, 2013

/s/ Jonathan J. Coslet Jonathan J. Coslet	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 20, 2013

/s/ David Dupree David Dupree	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 20, 2013

/s/ Kirk E. Gorman Kirk E. Gorman	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 20, 2013

/s/ Greg Kranias Greg Kranias	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 20, 2013

/s/ Todd B. Sisitsky Todd B. Sisitsky	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 20, 2013

/s/ Paul S. Levy Paul S. Levy	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 20, 2013

/s/ Jeffrey C. Lightcap Jeffrey C. Lightcap	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 20, 2013

/s/ Sharad Mansukani Sharad Mansukani	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 20, 2013

EXHIBIT INDEX

Exhibit No	Description of Exhibits

3.1	Certificate of Formation of IASIS Healthcare LLC, as filed with the Secretary of State of the State of Delaware on May 11, 2004 (incorporated by reference to the Company’s Registration Statement on Form S-4 (Comm. File No. 333-117362)).

3.2	Limited Liability Company Agreement of IASIS Healthcare LLC dated as of May 11, 2004 (incorporated by reference to the Company’s Registration Statement on Form S-4 (Comm. File No. 333-117362)).

4.1	Indenture, dated as of May 3, 2011, among IASIS Healthcare LLC, IASIS Capital Corporation, the Guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 8.375% Senior Notes due 2019 (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 6, 2011 (Comm. File No. 333-117362)).

4.2	Registration Rights Agreement dated as of May 3, 2011 by and among IASIS Healthcare LLC, IASIS Capital Corporation, the Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., Citigroup Global Markets Inc., Goldman, Sachs & Co., J.P. Morgan Securities LLC, Deutsche Bank Securities Inc. and SunTrust Robinson Humphrey, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 6, 2011 (Comm. File No. 333-117362)).

10.1	Restatement Agreement, dated as of May 3, 2011, among IASIS Healthcare LLC, IASIS Healthcare Corporation, the lenders party thereto and Bank of America, N.A., as administrative agent and attached thereto as Exhibit A, the Amended and Restated Credit Agreement, dated as of May 3, 2011, among IASIS Healthcare LLC, IASIS Healthcare Corporation, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer and each lender from time to time party thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 6, 2011 (Comm. File No. 333-117362)).

10.2	Amendment No. 1, dated as of February 20, 2013, to the Amended and Restated Credit Agreement, dated as of May 3, 2011, among IASIS Healthcare LLC, IASIS Healthcare Corporation, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer and each lender from time to time party thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 25, 2013 (Comm. File No. 333-117362)).

10.3	Contract No. between the Arizona Healthcare Cost Containment System (AHCCCS) and Health Choice Arizona, Inc., effective October 1, 2013 (referred to by the State of Arizona as “Amendment No. 1” and in this Exhibit Index as the “AHCCCS Contract).

10.4	Amendment No. 1 to the AHCCCS Contract, effective October 1, 2013.

10.5	Amendment No 2 to the AHCCCS Contract, effective January 1, 2014.

10.6	Purchase and Sale Agreement by and Among Mountain Vista Medical Center, LP, IASIS Glenwood Regional Medical Center, LP and the Medical Center of Southeast Texas, LLP, collectively, as Sellers and MPT of Mesa, LLC, MPT of Port Arthur, LLC and MPT of West Monroe, LLC, collectively, as Purchasers, dated as of August 8, 2013.

10.7	Information System Agreement, dated February 23, 2000, between McKesson Information Solutions LLC and IASIS Healthcare Corporation, as amended (incorporated by reference to the Company’s Registration Statement on Form S-4 (Comm. File No. 333-117362)). (1)

10.8*	Form of Indemnification Agreement (incorporated by reference to the Company’s Registration Statement on Form S-4 (Comm. File No. 333-117362)).

10.9*	Employment Agreement, dated as of September 30, 2010, by and between IASIS Healthcare Corporation and W. Carl Whitmer (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2010 (Comm. File No. 333-117362)).

Exhibit No	Description of Exhibits

10.10*	Employment Agreement, dated September 30, 2010, by and between IASIS Healthcare Corporation and John M. Doyle (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2010 (Comm. File No. 333-117362)).

10.11*	Employment Agreement, dated October 11, 2010, by and between IASIS Healthcare Corporation and Phillip J. Mazzuca (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 15, 2010 (Comm. File No. 333-117362)).

10.12*	Employment Agreement, dated August 9, 2011, by and between IASIS Management Company and Ed Lamb.

10.13*	Employment Agreement, dated as of December 19, 2011, by and between IASIS Healthcare Corporation and Frank A. Coyle (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011 (Comm. File No. 333-117362)).

10.14*	Employment Agreement, dated as of April 23, 2013, by and between Bryanie Swilley and IASIS Management Company.

10.15*	Form of Roll-over Option Letter Agreement (incorporated by reference to the Company’s Registration Statement on Form S-4 (Comm. File No. 333-117362)).

10.16*	Amended and Restated IASIS Healthcare Corporation 2004 Stock Option Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 15, 2010 (Comm. File No. 333-117362)).

10.17	Management Services Agreement dated as of June 22, 2004 by and among IASIS Healthcare LLC, Trimaran Fund II, L.L.C., Trimaran Parallel Fund II, L.P., Trimaran Capital L.L.C., CIBC Employee Private Equity Partners (Trimaran), CIBC MB Inc., JLL Partners Inc., TPG IASIS IV LLC, TPG IASIS III LLC, TPG IASIS Co-Invest I LLC and TPG IASIS Co-Invest II LLC (incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-117362)).

10.18	Investor Rights Agreement dated as of June 22, 2004, by and between IASIS Investment LLC and IASIS Healthcare Corporation (incorporated by reference to the Company’s Registration Statement on Form S-4 (Comm. File No. 333-117362)).

10.19*	Form of Management Stockholders Agreement between IASIS Healthcare Corporation and W. Carl Whitmer (incorporated by reference to the Company’s Registration Statement on Form S-4 (Comm. File No. 333-117362)).

10.20*	Form of Management Stockholders Agreement under IASIS Healthcare Corporation 2004 Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-4 (Comm. File No. 333-117362)).

10.21*	Form of Stock Option Grant Agreement under IASIS Healthcare Corporation 2004 Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-4 (Comm. File No. 333-117362)).

10.22*	Stock Option Award Agreement, dated October 11, 2010, by and between IASIS Healthcare Corporation and W. Carl Whitmer (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 15, 2010 (Comm. File No. 333-117362)).

10.23*	Stock Option Award Agreement, dated October 11, 2010, by and between IASIS Healthcare Corporation and John M. Doyle (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 15, 2010 (Comm. File No. 333-117362)).

10.24*	Stock Option Agreement, dated October 11, 2010, by and between IASIS Healthcare Corporation and Phillip J. Mazzuca (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 15, 2010 (Comm. File No. 333-117362)).

10.25*	Form of Management Stockholders Agreement for Rollover Options (incorporated by reference to the Company’s Registration Statement on Form S-4 (Comm. File No. 333-117362)).

10.26*	IASIS Corporate Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-4 (Comm. File No. 333-117362)).

10.27*	IASIS Market Executive Incentive Program (incorporated by reference to the Company’s Registration Statement on Form S-4 (Comm. File No. 333-117362)).

10.28*	Director Compensation and Restricted Share Award Agreement, dated as of February 14, 2005, between IASIS Healthcare Corporation and Kirk Gorman (incorporated by reference to the Company’s Current Report on Form
8-K filed on February 18, 2005 (Comm. File No. 333-117362)).

Exhibit No	Description of Exhibits

10.29*	Director Compensation and Restricted Share Award Agreement, dated as of April 14, 2005, between IASIS Healthcare Corporation and Sharad Mansukani (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 20, 2005 (Comm. File No. 333-117362)).

10.30*	IASIS Healthcare Non-Qualified Deferred Compensation Program (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006 (Comm. File No. 333-117362)).

14	Code of Ethics (incorporated by reference to IASIS Healthcare Corporation’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (Comm. File No. 333-194521)).

21	Subsidiaries of IASIS Healthcare Corporation.

31.1	Certification of Principal Executive Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, filed with the SEC on December 20, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets at September 30, 2013 and 2012, (ii) the consolidated statements of operations for the years ended September 30, 2013, 2012 and 2011, (iii) the consolidation statements of comprehensive income for the years ended September 30, 2013, 2012 and 2011, (iv) the consolidated statements of equity for the years ended September 30, 2013, 2012 and 2011, (v) the consolidated statements of cash flows for the years ended September 30, 2013, 2012 and 2011, and (vi) the notes to the consolidated financial statements. (2)

*	Management contract or compensatory plan or arrangement.

(1)	Portions of this exhibit have been omitted and filed separately with the Commission pursuant to a grant of confidential treatment pursuant to Rule 24(b)-2 promulgated under the Securities Exchange Act of 1934, as amended.
(2)	The XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.