Form 10-Q
period 2013-12-31
IASIS Healthcare LLC
filed 2014-02-12
CIK 1294632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of February 12, 2014, 100% of the registrant’s common interests outstanding (all of which are privately owned and are not traded on any public market) were owned by IASIS Healthcare Corporation, its sole member.

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	December 31,	September 30,
	2013	2013
	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$336,613	$438,131
Accounts receivable, net	357,604	371,006
Inventories	57,819	57,781
Deferred income taxes	17,594	26,096
Prepaid expenses and other current assets	131,865	126,412
Assets held for sale	—	119,141

Total current assets	901,495	1,138,567

Property and equipment, net	817,738	833,169
Goodwill	815,585	816,410
Other intangible assets, net	25,137	25,957
Other assets, net	64,972	66,162

Total assets	$2,624,927	$2,880,265

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$99,148	$129,542
Salaries and benefits payable	49,362	62,884
Accrued interest payable	10,023	27,519
Medical claims payable	58,725	57,514
Other accrued expenses and other current liabilities	47,370	92,553
Current portion of long-term debt and capital lease obligations	13,104	13,221
Advance on divestiture	—	144,803
Liabilities held for sale	—	3,208

Total current liabilities	277,732	531,244

Long-term debt and capital lease obligations	1,849,789	1,852,822
Deferred income taxes	114,378	115,592
Other long-term liabilities	124,428	123,120

Non-controlling interests with redemption rights	105,717	105,464

Equity
Member’s equity	143,131	142,262
Non-controlling interests	9,752	9,761

Total equity	152,883	152,023

Total liabilities and equity	$2,624,927	$2,880,265

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands)

	Quarter Ended
	December 31,
	2013	2012
Net revenue
Acute care revenue before provision for bad debts	$565,333	$537,132
Less: Provision for bad debts	(102,502)	(85,054)

Acute care revenue	462,831	452,078
Premium revenue	151,719	138,854

Net revenue	614,550	590,932

Costs and expenses

Salaries and benefits (includes stock-based compensation of $861 and $1,137, respectively)	226,243	220,871
Supplies	81,975	79,997
Medical claims	125,820	113,343
Rentals and leases	19,138	12,796
Other operating expenses	104,908	102,354
Medicare and Medicaid EHR incentives	(3,430)	(1,364)
Interest expense, net	33,160	33,828
Depreciation and amortization	26,398	24,220
Management fees	1,250	1,250

Total costs and expenses	615,462	587,295

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(912)	3,637
Gain on disposal of assets, net	1,244	93

Earnings from continuing operations before income taxes	332	3,730

Income tax expense	950	1,589

Net earnings (loss) from continuing operations	(618)	2,141

Earnings from discontinued operations, net of income taxes	9,608	1,927

Net earnings	8,990	4,068

Net earnings attributable to non-controlling interests	(3,788)	(1,599)

Net earnings attributable to IASIS Healthcare LLC	$5,202	$2,469

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In Thousands)

	Quarter Ended
	December 31,
	2013	2012

Net earnings	$8,990	$4,068

Other comprehensive income (loss)
Change in fair value of highly effective interest rate hedges	424	(117)

Other comprehensive income (loss) before income taxes	424	(117)

Change in income tax benefit (expense)	(158)	43

Other comprehensive income (loss), net of income taxes	266	(74)

Comprehensive income	9,256	3,994

Net earnings attributable to non-controlling interests	(3,788)	(1,599)

Comprehensive income attributable to IASIS Healthcare LLC	$5,468	$2,395

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

(In Thousands)

	Non-controlling Interests with Redemption Rights	Member’s Equity	Non-controlling Interests	Total Equity

Balance at September 30, 2013	$105,464	$142,262	$9,761	$152,023
Net earnings	3,782	5,202	6	5,208
Distributions to non-controlling interests	(8,352)	—	(15)	(15)
Stock-based compensation	—	861	—	861
Other comprehensive income	—	266	—	266
Acquisition related adjustments to redemption value of non-controlling interests with redemption rights	254	—	—	—
Other	(861)	(30)	—	(30)
Adjustment to redemption value of non-controlling interests with redemption rights	5,430	(5,430)	—	(5,430)

Balance at December 31, 2013	$105,717	$143,131	$9,752	$152,883

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	Quarter Ended
	December 31,
	2013	2012
Cash flows from operating activities
Net earnings	$8,990	$4,068
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	26,398	24,220
Amortization of loan costs	1,853	2,079
Stock-based compensation	861	1,137
Deferred income taxes	80	2,234
Income tax benefit from stock-based compensation	—	16
Gain on disposal of assets, net	(1,244)	(93)
Earnings from discontinued operations, net	(9,608)	(1,927)
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	(11,850)	(15,695)
Inventories, prepaid expenses and other current assets	(3,350)	26,017
Accounts payable, other accrued expenses and other accrued liabilities	(53,863)	(44,812)
Income taxes and other transaction costs payable related to sale-leaseback of real estate	(22,270)	—

Net cash used in operating activities — continuing operations	(64,003)	(2,756)
Net cash provided by (used in) operating activities — discontinued operations	(9,947)	3,357

Net cash provided by (used in) operating activities	(73,950)	601

Cash flows from investing activities
Purchases of property and equipment	(11,071)	(30,592)
Cash paid for acquisitions, net	(1,038)	(1,088)
Proceeds from sale of assets	427	10
Change in other assets, net	(1,806)	(1,400)
Other, net	(3,101)	—

Net cash used in investing activities — continuing operations	(16,589)	(33,070)
Net cash provided by (used in) investing activities — discontinued operations	896	(293)

Net cash used in investing activities	(15,693)	(33,363)

Cash flows from financing activities
Payment of debt and capital lease obligations	(3,508)	(3,647)
Distributions to non-controlling interests	(8,367)	(2,963)
Cash received for the sale of non-controlling interests	—	700
Cash paid for the repurchase of non-controlling interests	—	(197)

Net cash used in financing activities	(11,875)	(6,107)

Change in cash and cash equivalents	(101,518)	(38,869)
Cash and cash equivalents at beginning of period	438,131	48,882

Cash and cash equivalents at end of period	$336,613	$10,013

Supplemental disclosure of cash flow information:
Cash paid for interest	$48,802	$49,951

Cash paid for income taxes, net	$35,088	$5

See accompanying notes.

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements as of and for the quarters ended December 31, 2013 and 2012, reflect the financial position, results of operations and cash flows of IASIS Healthcare LLC (“IASIS” or the “Company”). The Company’s sole member and parent company is IASIS Healthcare Corporation (“Holdings” or “IAS”).

IASIS owns and operates acute care hospitals primarily located in high-growth urban and suburban markets. At December 31, 2013, the Company owned or leased 16 acute care hospital facilities and one behavioral health hospital, with a total of 3,777 licensed beds, several outpatient service facilities and more than 143 physician clinics. The Company operates in various regions, including:

•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	five cities in Texas, including Houston and San Antonio; and

•	West Monroe, Louisiana.

The Company also owns and operates Health Choice Arizona, Inc. and related entities (“Health Choice” or the “Plan”), that constitute a provider-owned, managed care organization and insurer that operates in Arizona and Utah. The Plan is headquartered in Phoenix, Arizona.

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated balance sheet of the Company at September 30, 2013, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 20, 2013.

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

General and Administrative

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include the IASIS corporate office costs, which were $12.4 million and $10.3 million for the quarters ended December 31, 2013 and 2012, respectively.

Cash and Cash Equivalents

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

Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are reflected in the accompanying unaudited condensed consolidated financial statements at amounts that approximate fair value because of the short-term nature of these instruments. The fair value of the Company’s capital leases and other long-term financing obligations also approximate carrying value as they bear interest at current market rates. The estimated fair values of the Company’s 8.375% senior notes due 2019 and senior secured credit facilities were $905.3 million and $1.009 billion, respectively, at December 31, 2013, based upon quoted market prices at that date and are categorized as Level 2 within the fair value hierarchy.

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

Discontinued Operations

Effective October 1, 2013, the Company completed the sale of its Florida operations which primarily included three hospitals in the Tampa-St. Petersburg area and all related physician operations. Accordingly, the operating results and cash flows of the Florida operations are reported as discontinued operations for all periods presented. The aggregate proceeds from the sale were $144.8 million, which resulted in a gain on the sale of assets totaling $22.2 million in the quarter ended December 31, 2013. This gain is included in discontinued operations in the accompanying unaudited condensed consolidated statement of operations. The assets and liabilities sold were classified as assets and liabilities held for sale as of September 30, 2013.

The following table provides the components of discontinued operations related to the Company’s Florida operations (in thousands):

	Quarter Ended December 31,
	2013	2012
Net revenue before provision for bad debts	$(2,136)	$59,605
Earnings before income taxes	15,425	3,547

The following table provides the components of assets and liabilities held for sale related to the Company’s Florida operations (in thousands):

September 30, 2013
Inventories	$7,233
Prepaid expenses and other current assets	2,462
Property and equipment, net	109,326
Other assets, net	120

Assets held for sale	$119,141

Salaries and benefits payable	$2,012
Other accrued expenses and other current liabilities	1,196

Liabilities held for sale	$3,208

Recent Accounting Pronouncements

Newly Adopted

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, “Comprehensive Income — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. ASU 2013-02 requires entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 is required to be applied prospectively and is effective for fiscal years beginning after December 15, 2012, and interim periods within those years. The Company has adopted this authoritative guidance effective October 1, 2013. At December 31, 2013, the Company’s only component of accumulated other comprehensive loss relates to unrecognized changes in fair value of interest rate swaps. No reclassifications out of accumulated other comprehensive loss into net income were made during the quarter ended December 31, 2013, as the Company determined that these cash flow hedges were highly effective.

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

	Quarter Ended December 31,
	2013	2012
Medicare	19.8%	19.8%
Managed Medicare	9.9	10.1
Medicaid and managed Medicaid	11.7	12.1
Managed care	39.2	38.1
Self-pay	19.4	19.9

Total	100%	100%

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

At December 31, 2013 and September 30, 2013, the Company’s self-pay receivables, including amounts due from uninsured patients and co-payment and deductible amounts due from insured patients, were $342.5 million and $336.2 million, respectively. At December 31, 2013 and September 30, 2013, the Company’s allowance for doubtful accounts was $268.9 million and $255.7 million, respectively. The increase in the allowance for doubtful accounts is due primarily to an increase in self-pay volume and revenue.

3. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations consist of the following (in thousands):

	December 31, 2013	September 30, 2013
Senior secured term loan facility	$993,819	$996,154
8.375% senior notes due 2019	845,903	845,711
Capital leases and other obligations	23,171	24,178

	1,862,893	1,866,043
Less current maturities	13,104	13,221

	$1,849,789	$1,852,822

As of December 31, 2013, the senior secured term loan facility balance reflects an original issue discount (“OID”) of $3.2 million, which is net of accumulated amortization of $2.0 million. The 8.375% senior notes due 2019 (the “Senior Notes”) balance reflects an OID of $4.1 million, which is net of accumulated amortization of $2.0 million.

As of December 31, 2013 and September 30, 2013, capital leases and other obligations includes a financing obligation totaling $10.8 million and $11.1 million, respectively, resulting from the Company’s sale-leaseback transactions which closed on September 26, 2013.

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

The Company may redeem the Senior Notes, in whole or in part, at any time prior to May 15, 2014, at a price equal to 100% of the aggregate principal amount of the Senior Notes plus a “make-whole” premium and accrued and unpaid interest and special interest, if any, to but excluding the redemption date. On or after May 15, 2014, the redemption price becomes 106.281% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest and special interest, if any, to but excluding the redemption date. Each subsequent year the redemption price declines 2.093% until 2017 and thereafter, at which point the redemption price is equal to 100% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest and special interest, if any, to but excluding the redemption date. In addition, the Company may redeem up to 35% of the Senior Notes before May 15, 2014, with the net cash proceeds from certain equity offerings at a redemption price equal to 108.375% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest and special interest, if any, to but excluding the redemption date, subject to compliance with certain conditions.

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

4. INTEREST RATE SWAPS

In August 2011, the Company executed forward starting interest rate swaps with Citibank N.A. and Barclays Bank PLC, as counterparties, with notional amounts totaling $350.0 million, each agreement effective March 28, 2013 and expiring between September 30, 2014 and September 30, 2016. Under these agreements, the Company is required to make quarterly fixed rate payments at annual rates ranging from 1.6% to 2.2%. The counterparties are obligated to make quarterly floating rate payments to the Company based on the three-month LIBOR rate, each subject to a floor of 1.25%. The Company completed an assessment of these cash flow hedges during the quarters ended December 31, 2013 and 2012, and determined that these hedges were highly effective. Accordingly, no gain or loss related to these hedges has been reflected in the accompanying unaudited condensed consolidated statements of operations, and the change in fair value has been included in accumulated other comprehensive loss as a component of member’s equity.

Total Notional Amounts
Effective Dates	(in thousands)
Effective from March 28, 2013 to September 30, 2014	$50,000
Effective from March 28, 2013 to September 30, 2015	100,000
Effective from March 28, 2013 to September 30, 2016	200,000

The fair value of the Company’s interest rate hedges at December 31, 2013 and September 30, 2013, reflect liability balances of $5.5 million and $5.9 million, respectively, and are included in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets. The fair value of the Company’s interest rate hedges reflects a liability because the effect of the forward LIBOR curve on future interest payments results in less interest due to the Company under the variable rate component included in the interest rate hedging agreements, as compared to the amount due the Company’s counterparties under the fixed interest rate component.

5. GOODWILL

The following table presents the changes in the carrying amount of goodwill (in thousands):

	Acute Care	Health Choice	Total
Balance at September 30, 2013	$810,653	$5,757	$816,410
Adjustments related to acquisitions	(825)	—	(825)

Balance at December 31, 2013	$809,828	$5,757	$815,585

6. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of income taxes, are as follows (in thousands):

	December 31, 2013	September 30, 2013
Fair value of interest rate hedges	$(5,494)	$(5,918)
Income tax benefit	2,131	2,289

Accumulated other comprehensive loss	$(3,363)	$(3,629)

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

Professional, General and Workers’ Compensation Liability Risks

The Company is subject to claims and legal actions in the ordinary course of business, including but not limited to claims relating to patient treatment and personal injuries. To cover these types of claims, the Company maintains professional and general liability insurance in excess of self-insured retentions through a commercial insurance carrier in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is currently not a party to any such proceedings that, in the Company’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company expenses an estimate of the costs it expects to incur under the self-insured retention exposure for professional and general liability claims using historical claims data, demographic factors, severity factors, current incident logs and other actuarial analysis. At December 31, 2013 and September 30, 2013, the Company’s professional and general liability accrual for asserted and unasserted claims totaled $70.8 million and $68.2 million, respectively.

The Company is subject to claims and legal actions in the ordinary course of business relative to workers’ compensation matters. To cover these types of claims, the Company maintains workers’ compensation insurance coverage with a self-insured retention. The Company accrues the costs of workers’ compensation claims based upon estimates derived from its claims experience.

Health Choice

Health Choice has entered into capitated contracts whereby the Plan provides managed healthcare services in exchange for fixed periodic and supplemental payments from the Arizona Health Care Cost Containment System (“AHCCCS”), the state of Utah’s Medicaid agency and the Centers for Medicare and Medicaid Services (“CMS”). These services are provided regardless of the actual costs incurred to provide these services. The Company receives reinsurance and other supplemental payments to cover certain costs of healthcare services that exceed certain thresholds. The Company believes that current capitated payments received, together with reinsurance and other supplemental payments, are sufficient to pay for the services Health Choice is obligated to deliver. As of December 31, 2013, the Company has provided a performance guaranty in the form of a letter of credit totaling $39.9 million for the benefit of AHCCCS to support Health Choice’s obligations under its contract to provide and pay for the healthcare services. The amount of the performance guaranty is generally based, in part, upon the membership in the Plan and the related capitation revenue paid to Health Choice.

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

Other

In November 2010, the U.S. Department of Justice (“DOJ”) sent a letter to IAS requesting a 12-month tolling agreement in connection with an investigation into Medicare claims submitted by the Company’s hospitals in connection with the implantation of implantable cardioverter defibrillators (“ICDs”) during the period 2003 to the present. At that time, neither the precise number of procedures, number of claims, nor the hospitals involved were identified by the DOJ. The Company understands that the government is conducting a national initiative with respect to ICD procedures involving a number of healthcare providers and is seeking information in order to determine if ICD implantation procedures were performed in accordance with Medicare coverage requirements. On January 11, 2011, IAS entered into the tolling agreement with the DOJ and, subsequently, the DOJ has provided IAS with a list of 194 procedures involving ICDs at 14 hospitals which are the subject of further medical necessity review by the DOJ. The Company is cooperating fully with the government and, to date, the DOJ has not asserted any claim against its hospitals. The Company believes that 125 of these procedure claims were properly documented for medical necessity and billed appropriately. On June 29, 2013, IAS’ outside counsel submitted to the DOJ summary justifications and supporting evidence relating to the medical claims at four of the Company’s hospitals. The Company continues to search for and develop the documentary support for the remaining 69 of these cases that could have some likelihood of enforcement by the DOJ. If the Company is unable to place these claims in the no enforcement or lesser enforcement category, the government may require repayment, which could impose a multiplier. The government has not pressed IAS for its response, however, IAS will likely use its extensive training and compliance policies and awareness of the ICD national coverage determination to demonstrate intent to comply with Medicare’s coverage guidelines and commitment to compliance with federal and state authority. In April 2013, the government proposed to extend the tolling agreement, which was accepted by IAS, with the tolling agreement currently set to expire on April 30, 2014. IAS will continue to use the tolling period to locate additional medical records for the 69 records potentially falling within a potential enforcement category, in an attempt to provide documentation to the DOJ of the medical necessity of the procedures. As of the date of this Report, additional analysis is being completed and, based on information currently available, the Company is unable to quantify an estimate for any potential repayment obligation related to this ICD investigation.

On September 25, 2013, IAS voluntarily self-disclosed for resolution through the Self-Referral Disclosure Protocol established by CMS non-compliance by ten of its affiliated hospitals with a certain element of an exception of the Stark Law. Provisions of the Affordable Care Act that became effective on September 23, 2011 require, as an element of the Stark Law’s “whole-hospital” exception, that hospitals having physician ownership disclose such ownership on their public websites and in public advertising. The self-disclosure states that, on August 12, 2013, the Company discovered that the ten Company-affiliated hospitals partially owned by physicians did not consistently make such disclosures. The self-disclosure also states that, on August 13, 2013, the hospitals added the disclosures to those public websites that did not previously have them and began to include the disclosures in new public advertising. The self-disclosure explains that, as a result of the absence of the website and advertising disclosures, the referrals of direct and indirect physician owners (and physicians who are immediate family members of direct and indirect owners) to the physician-owned hospitals of Medicare beneficiaries did not consistently qualify for the Stark Law’s “whole-hospital” exception from September 23, 2011 through August 13, 2013. On October 21, 2013, the Company submitted a supplement to the self-disclosure, reporting Medicare payments to the hospitals for services resulting from referrals affected by the non-compliance and the hospitals’ profit distributions to physicians (and known immediate family members of physicians) with respect to their ownership interests in the hospitals during the same period. CMS has made no commitments, as a general matter or in this case, regarding the timing or substance of resolution of self-disclosed Stark Law noncompliance through the voluntary CMS Self-Referral Disclosure Protocol. The Company expresses no opinion as to the outcome of this matter, other than to state that, at this time, any repayment obligation to be determined by CMS is unknown and not currently estimable, and that the matter could take up to one year or longer to resolve.

8. SEGMENT INFORMATION

The Company’s reportable operating segments consist of (1) acute care hospitals and related healthcare businesses, collectively and (2) Health Choice. The following is a financial summary by business segment for the periods indicated (in thousands):

	For the Quarter Ended December 31, 2013
	Acute Care	Health Choice	Eliminations	Consolidated

Acute care revenue before provision for bad debts	$565,333	$—	$—	$565,333
Less: Provision for bad debts	(102,502)	—	—	(102,502)

Acute care revenue	462,831	—	—	462,831
Premium revenue	—	151,719	—	151,719
Revenue between segments	2,208	—	(2,208)	—

Net revenue	465,039	151,719	(2,208)	614,550

Salaries and benefits (excludes stock-based compensation)	218,341	7,041	—	225,382
Supplies	81,916	59	—	81,975
Medical claims	—	128,028	(2,208)	125,820
Rentals and leases	18,775	363	—	19,138
Other operating expenses	97,322	7,586	—	104,908
Medicare and Medicaid EHR incentives	(3,430)	—	—	(3,430)

Adjusted EBITDA(1)	52,115	8,642	—	60,757

Interest expense, net	33,160	—	—	33,160
Depreciation and amortization	25,341	1,057	—	26,398
Stock-based compensation	861	—	—	861
Management fees	1,250	—	—	1,250

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(8,497)	7,585	—	(912)
Gain on disposal of assets, net	1,244	—	—	1,244

Earnings (loss) from continuing operations before income taxes	$(7,253)	$7,585	$—	$332

Segment assets	$2,305,773	$319,154		$2,624,927

Capital expenditures	$11,020	$51		$11,071

Goodwill	$809,828	$5,757		$815,585

	For the Quarter Ended December 31, 2012
	Acute Care	Health Choice	Eliminations	Consolidated

Acute care revenue before provision for bad debts	$537,132	$—	$—	$537,132
Less: Provision for bad debts	(85,054)	—	—	(85,054)

Acute care revenue	452,078	—	—	452,078
Premium revenue	—	138,854	—	138,854
Revenue between segments	1,567	—	(1,567)	—

Net revenue	453,645	138,854	(1,567)	590,932

Salaries and benefits (excludes stock-based compensation)	213,968	5,766	—	219,734
Supplies	79,943	54	—	79,997
Medical claims	—	114,910	(1,567)	113,343
Rentals and leases	12,403	393	—	12,796
Other operating expenses	96,597	5,757	—	102,354
Medicare and Medicaid EHR incentives	(1,364)	—	—	(1,364)

Adjusted EBITDA(1)	52,098	11,974	—	64,072

Interest expense, net	33,828	—	—	33,828
Depreciation and amortization	23,185	1,035	—	24,220
Stock-based compensation	1,137	—	—	1,137
Management fees	1,250	—	—	1,250

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(7,302)	10,939	—	3,637
Gain on disposal of assets, net	93	—	—	93

Earnings (loss) from continuing operations before income taxes	$(7,209)	$10,939	$—	$3,730

Segment assets	$2,325,336	$320,598		$2,645,934

Capital expenditures	$29,713	$879		$30,592

Goodwill	$812,718	$5,757		$818,475

(1)	Adjusted EBITDA represents net earnings from continuing operations before interest expense, income tax expense, depreciation and amortization, stock-based compensation, gain on disposal of assets and management fees. Management fees represent monitoring and advisory fees paid to TPG, the Company’s majority financial sponsor, and certain other members of IASIS Investment LLC, majority shareholder of IAS. Management routinely calculates and communicates adjusted EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within the healthcare industry to evaluate hospital performance, allocate resources and measure leverage capacity and debt service ability. In addition, the Company uses adjusted EBITDA as a measure of performance for its business segments and for incentive compensation purposes. Adjusted EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net earnings, cash flows generated by operating, investing, or financing activities or other financial statement data presented in the unaudited condensed consolidated financial statements as an indicator of financial performance or liquidity. Adjusted EBITDA, as presented, differs from what is defined under the Company’s senior secured credit facilities and may not be comparable to similarly titled measures of other companies.

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

Summarized unaudited condensed consolidating balance sheets at December 31, 2013 and September 30, 2013, unaudited condensed consolidating statements of operations for the quarters ended December 31, 2013 and 2012, unaudited condensed consolidating statements of comprehensive income for the quarters ended December 31, 2013 and 2012, and unaudited condensed consolidating statements of cash flows for the quarters ended December 31, 2013 and 2012, for the Company, segregating the parent company issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, are found below. Prior year amounts have been reclassified to conform to the current year presentation.

IASIS Healthcare LLC

Condensed Consolidating Balance Sheet (unaudited)

December 31, 2013

(in thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$329,188	$7,425	$—	$336,613
Accounts receivable, net	—	107,412	250,192	—	357,604
Inventories	—	15,899	41,920	—	57,819
Deferred income taxes	17,594	—	—	—	17,594
Prepaid expenses and other current assets	—	31,508	100,357	—	131,865

Total current assets	17,594	484,007	399,894	—	901,495

Property and equipment, net	—	228,216	589,522	—	817,738
Intercompany	—	(121,140)	121,140	—	—
Net investment in and advances to subsidiaries	2,062,259	—	—	(2,062,259)	—
Goodwill	7,407	63,094	745,084	—	815,585
Other intangible assets, net	—	7,887	17,250	—	25,137
Other assets, net	25,809	26,585	12,578	—	64,972

Total assets	$2,113,069	$688,649	$1,885,468	$(2,062,259)	$2,624,927

Liabilities and Equity
Current liabilities
Accounts payable	$—	$33,845	$65,303	$—	$99,148
Salaries and benefits payable	—	24,354	25,008	—	49,362
Accrued interest payable	10,023	(3,220)	3,220	—	10,023
Medical claims payable	—	—	58,725	—	58,725
Other accrued expenses and other current liabilities	—	35,027	12,343	—	47,370
Current portion of long-term debt and capital lease obligations	10,071	3,033	23,539	(23,539)	13,104

Total current liabilities	20,094	93,039	188,138	(23,539)	277,732

Long-term debt and capital lease obligations	1,829,972	19,817	542,990	(542,990)	1,849,789
Deferred income taxes	114,378	—	—	—	114,378
Other long-term liabilities	5,494	118,336	598	—	124,428

Total liabilities	1,969,938	231,192	731,726	(566,529)	2,366,327

Non-controlling interests with redemption rights	—	105,717	—	—	105,717

Equity
Member’s equity	143,131	341,988	1,153,742	(1,495,730)	143,131
Non-controlling interests	—	9,752	—	—	9,752

Total equity	143,131	351,740	1,153,742	(1,495,730)	152,883

Total liabilities and equity	$2,113,069	$688,649	$1,885,468	$(2,062,259)	$2,624,927

IASIS Healthcare LLC

Condensed Consolidating Balance Sheet (unaudited)

September 30, 2013

(in thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$430,047	$8,084	$—	$438,131
Accounts receivable, net	—	124,700	246,306	—	371,006
Inventories	—	16,015	41,766	—	57,781
Deferred income taxes	26,096	—	—	—	26,096
Prepaid expenses and other current assets	—	26,187	100,225	—	126,412
Assets held for sale	—	119,141	—	—	119,141

Total current assets	26,096	716,090	396,381	—	1,138,567

Property and equipment, net	—	234,910	598,259	—	833,169
Intercompany	—	(218,630)	218,630	—	—
Net investment in and advances to subsidiaries	2,072,847	—	—	(2,072,847)	—
Goodwill	7,407	65,246	743,757	—	816,410
Other intangible assets, net	—	7,957	18,000	—	25,957
Other assets, net	27,287	24,895	13,980	—	66,162

Total assets	$2,133,637	$830,468	$1,989,007	$(2,072,847)	$2,880,265

Liabilities and Equity
Current liabilities
Accounts payable	$—	$52,257	$77,285	$—	$129,542
Salaries and benefits payable	—	28,686	34,198	—	62,884
Accrued interest payable	27,519	(3,229)	3,229	—	27,519
Medical claims payable	—	—	57,514	—	57,514
Other accrued expenses and other current liabilities	—	75,900	16,653	—	92,553
Current portion of long-term debt and capital lease obligations	10,071	3,150	23,641	(23,641)	13,221
Advance on divestiture	—	144,803	—	—	144,803
Liabilities held for sale	—	3,208	—	—	3,208

Total current liabilities	37,590	304,775	212,520	(23,641)	531,244

Long-term debt and capital lease obligations	1,832,275	20,547	549,200	(549,200)	1,852,822
Deferred income taxes	115,592	—	—	—	115,592
Other long-term liabilities	5,918	116,601	601	—	123,120

Total liabilities	1,991,375	441,923	762,321	(572,841)	2,622,778

Non-controlling interests with redemption rights	—	105,464	—	—	105,464

Equity
Member’s equity	142,262	273,320	1,226,686	(1,500,006)	142,262
Non-controlling interests	—	9,761	—	—	9,761

Total equity	142,262	283,081	1,226,686	(1,500,006)	152,023

Total liabilities and equity	$2,133,637	$830,468	$1,989,007	$(2,072,847)	$2,880,265

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations (unaudited)

For the Quarter Ended December 31, 2013

(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue
Acute care revenue before provision for bad debts	$—	$155,757	$411,784	$(2,208)	$565,333
Less: Provision for bad debts	—	(30,249)	(72,253)	—	(102,502)

Acute care revenue	—	125,508	339,531	(2,208)	462,831
Premium revenue	—	—	151,719	—	151,719

Net revenue	—	125,508	491,250	(2,208)	614,550

Costs and expenses
Salaries and benefits	861	87,502	137,880	—	226,243
Supplies	—	23,557	58,418	—	81,975
Medical claims	—	—	128,028	(2,208)	125,820
Rentals and leases	—	6,844	12,294	—	19,138
Other operating expenses	—	24,372	80,536	—	104,908
Medicare and Medicaid EHR incentives	—	(169)	(3,261)	—	(3,430)
Interest expense, net	33,160	—	12,245	(12,245)	33,160
Depreciation and amortization	—	12,264	14,134	—	26,398
Management fees	1,250	(8,438)	8,438	—	1,250
Equity in earnings of affiliates	(34,944)	—	—	34,944	—

Total costs and expenses	327	145,932	448,712	20,491	615,462

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(327)	(20,424)	42,538	(22,699)	(912)
Gain on disposal of assets, net	—	1,214	30	—	1,244

Earnings (loss) from continuing operations before income taxes	(327)	(19,210)	42,568	(22,699)	332
Income tax expense	950	—	—	—	950

Net earnings (loss) from continuing operations	(1,277)	(19,210)	42,568	(22,699)	(618)
Earnings (loss) from discontinued operations, net of income taxes	(5,766)	15,374	—	—	9,608

Net earnings (loss)	(7,043)	(3,836)	42,568	(22,699)	8,990
Net earnings attributable to non-controlling interests	—	(3,788)	—	—	(3,788)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(7,043)	$(7,624)	$42,568	$(22,699)	$5,202

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations (unaudited)

For the Quarter Ended December 31, 2012

(in thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Net revenue

Acute care revenue before provision for bad debts	$—	$154,013	$384,686	$(1,567)	$537,132

Less: Provision for bad debts	—	(28,017)	(57,037)	—	(85,054)

Acute care revenue	—	125,996	327,649	(1,567)	452,078
Premium revenue	—	—	138,854	—	138,854

Net revenue	—	125,996	466,503	(1,567)	590,932

Costs and expenses
Salaries and benefits	1,137	79,818	139,916	—	220,871
Supplies	—	23,109	56,888	—	79,997
Medical claims	—	—	114,910	(1,567)	113,343
Rentals and leases	—	4,581	8,215	—	12,796
Other operating expenses	—	22,753	79,601	—	102,354
Medicare and Medicaid EHR incentives	—	(288)	(1,076)	—	(1,364)
Interest expense, net	33,828	—	13,054	(13,054)	33,828
Depreciation and amortization	—	8,515	15,705	—	24,220
Management fees	1,250	(8,071)	8,071	—	1,250
Equity in earnings of affiliates	(28,606)	—	—	28,606	—

Total costs and expenses	7,609	130,417	435,284	13,985	587,295

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(7,609)	(4,421)	31,219	(15,552)	3,637
Gain on disposal of assets, net	—	85	8	—	93

Earnings (loss) from continuing operations before income taxes	(7,609)	(4,336)	31,227	(15,552)	3,730
Income tax expense	1,589	—	—	—	1,589

Net earnings (loss) from continuing operations	(9,198)	(4,336)	31,227	(15,552)	2,141
Earnings (loss) from discontinued operations, net of income taxes	(1,387)	3,314	—	—	1,927

Net earnings (loss)	(10,585)	(1,022)	31,227	(15,552)	4,068
Net earnings attributable to non-controlling interests	—	(1,599)	—	—	(1,599)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(10,585)	$(2,621)	$31,227	$(15,552)	$2,469

IASIS Healthcare LLC

Condensed Consolidating Statement of Comprehensive Income

For the Quarter Ended December 31, 2013 (unaudited)

(In Thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Net earnings (loss)	$(7,043)	$(3,836)	$42,568	$(22,699)	$8,990
Other comprehensive income
Change in fair value of highly effective interest rate hedges	424	—	—	—	424

Other comprehensive income before income taxes	424	—	—	—	424
Change in income tax expense	(158)	—	—	—	(158)

Other comprehensive income, net of income taxes	266	—	—	—	266

Comprehensive income (loss)	(6,777)	(3,836)	42,568	(22,699)	9,256
Net earnings attributable to non-controlling interests	—	(3,788)	—	—	(3,788)

Comprehensive income (loss) attributable to IASIS Healthcare LLC	$(6,777)	$(7,624)	$42,568	$(22,699)	$5,468

IASIS Healthcare LLC

Condensed Consolidating Statement of Comprehensive Income

For the Quarter Ended December 31, 2012 (unaudited)

(In Thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Net earnings (loss)	$(10,585)	$(1,022)	$31,227	$(15,552)	$4,068
Other comprehensive loss
Change in fair value of highly effective interest rate hedges	(117)	—	—	—	(117)

Other comprehensive loss before income taxes	(117)	—	—	—	(117)
Change in income tax benefit	43	—	—	—	43

Other comprehensive loss, net of income taxes	(74)	—	—	—	(74)

Comprehensive income (loss)	(10,659)	(1,022)	31,227	(15,552)	3,994
Net earnings attributable to non-controlling interests	—	(1,599)	—	—	(1,599)

Comprehensive income (loss) attributable to IASIS Healthcare LLC	$(10,659)	$(2,621)	$31,227	$(15,552)	$2,395

IASIS Healthcare LLC

Condensed Consolidating Statement of Cash Flows

For the Quarter Ended December 31, 2013 (unaudited)

(In Thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities
Net earnings (loss)	$(7,043)	$(3,836)	$42,568	$(22,699)	$8,990
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	12,264	14,134	—	26,398
Amortization of loan costs	1,853	—	—	—	1,853
Stock-based compensation	861	—	—	—	861
Deferred income taxes	80	—	—	—	80
Gain on disposal of assets, net	—	(1,214)	(30)	—	(1,244)
Loss (earnings) from discontinued operations, net	5,766	(15,374)	—	—	(9,608)
Equity in earnings of affiliates	(34,944)	—	—	34,944	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	—	(8,614)	(3,236)	—	(11,850)
Inventories, prepaid expenses and other current assets	—	(3,231)	(119)	—	(3,350)
Accounts payable, other accrued expenses and other accrued liabilities	(17,920)	(9,660)	(26,283)	—	(53,863)
Income taxes and other transaction costs payable related to sale-leaseback of real estate	(18,901)	(1,048)	(2,321)	—	(22,270)

Net cash provided by (used in) operating activities — continuing operations	(70,248)	(30,713)	24,713	12,245	(64,003)
Net cash used in operating activities — discontinued operations	—	(9,947)	—	—	(9,947)

Net cash provided by (used in) operating activities	(70,248)	(40,660)	24,713	12,245	(73,950)

Cash flows from investing activities
Purchases of property and equipment	—	(6,441)	(4,630)	—	(11,071)
Cash paid for acquisitions, net	—	(1,038)	—	—	(1,038)
Proceeds from sale of assets	—	427	—	—	427
Change in other assets, net	—	(2,780)	974	—	(1,806)
Other, net	—	(2,800)	(301)	—	(3,101)

Net cash used in investing activities — continuing operations	—	(12,632)	(3,957)	—	(16,589)
Net cash provided by investing activities — discontinued operations	—	896	—	—	896

Net cash used in investing activities	—	(11,736)	(3,957)	—	(15,693)

Cash flows from financing activities
Payment of debt and capital lease obligations	(2,669)	(58)	(781)	—	(3,508)
Distributions to non-controlling interests	—	(8,367)	—	—	(8,367)
Change in intercompany balances with affiliates, net	72,917	(40,038)	(20,634)	(12,245)	—

Net cash provided by (used in) financing activities	70,248	(48,463)	(21,415)	(12,245)	(11,875)

Change in cash and cash equivalents	—	(100,859)	(659)	—	(101,518)
Cash and cash equivalents at beginning of period	—	430,047	8,084	—	438,131

Cash and cash equivalents at end of period	$—	$329,188	$7,425	$—	$336,613

IASIS Healthcare LLC

Condensed Consolidating Statement of Cash Flows

For the Quarter Ended December 31, 2012 (unaudited)

(In thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities
Net earnings (loss)	$(10,585)	$(1,022)	$31,227	$(15,552)	$4,068
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	8,515	15,705	—	24,220
Amortization of loan costs	2,079	—	—	—	2,079
Stock-based compensation	1,137	—	—	—	1,137
Deferred income taxes	2,234	—	—	—	2,234
Income tax benefit from stock-based compensation	16	—	—	—	16
Gain on disposal of assets, net	—	(85)	(8)	—	(93)
Loss (earnings) from discontinued operations, net	1,387	(3,314)	—	—	(1,927)
Equity in earnings of affiliates	(28,606)	—	—	28,606	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	—	12,884	(28,579)	—	(15,695)
Inventories, prepaid expenses and other current assets	—	(1,441)	27,458	—	26,017
Accounts payable, other accrued expenses and other accrued liabilities	(17,830)	(28,519)	1,537	—	(44,812)

Net cash provided by (used in) operating activities — continuing operations	(50,168)	(12,982)	47,340	13,054	(2,756)
Net cash provided by operating activities — discontinued operations	—	3,357	—	—	3,357

Net cash provided by (used in) operating activities	(50,168)	(9,625)	47,340	13,054	601

Cash flows from investing activities
Purchases of property and equipment	—	(17,839)	(12,753)	—	(30,592)
Cash paid for acquisitions, net	—	(1,088)	—	—	(1,088)
Proceeds from sale of assets	—	3	7	—	10
Change in other assets, net	—	628	(2,028)	—	(1,400)

Net cash used in investing activities — continuing operations	—	(18,296)	(14,774)	—	(33,070)
Net cash used in investing activities — discontinued operations	—	(293)	—	—	(293)

Net cash used in investing activities	—	(18,589)	(14,774)	—	(33,363)

Cash flows from financing activities
Payment of debt and capital lease obligations	(2,563)	(76)	(1,008)	—	(3,647)
Distributions to non-controlling interests	—	(2,963)	—	—	(2,963)
Cash received for the sale of non-controlling interests	—	700	—	—	700
Cash paid for the repurchase of non-controlling interest	—	(197)	—	—	(197)
Change in intercompany balances with affiliates	52,731	(6,854)	(32,823)	(13,054)	—

Net cash provided by (used in) financing activities	50,168	(9,390)	(33,831)	(13,054)	(6,107)

Change in cash and cash equivalents	—	(37,604)	(1,265)	—	(38,869)
Cash and cash equivalents at beginning of period	—	39,219	9,663	—	48,882

Cash and cash equivalents at end of period	$—	$1,615	$8,398	$—	$10,013

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements, the notes to our unaudited condensed consolidated financial statements and the other financial information appearing elsewhere in this report. Data for the quarters ended December 31, 2013 and 2012, have been derived from our unaudited condensed consolidated financial statements. References herein to “we,” “our” and “us” are to IASIS Healthcare LLC and its subsidiaries. References herein to “IAS” are to IASIS Healthcare Corporation, our parent company.

FORWARD LOOKING STATEMENTS

Some of the statements we make in this report are forward-looking within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations including, but not limited to, the discussions of our operating and growth strategy (including possible acquisitions and dispositions), financing needs, projections of revenue, income or loss, capital expenditures and future operations. Those risks and uncertainties include, among others, changes in governmental healthcare programs that could reduce our revenues; the uncertain impact of federal health reform; the possibility of Health Choice Arizona, Inc.’s (“Health Choice” or the “Plan”) contract with the Arizona Health Care Cost Containment System (“AHCCCS”) being discontinued and changes in the payment structure under that contract, as well as an inability to control costs at Health Choice; shifts in payor mix from commercial and managed care payors to Medicaid and managed Medicaid; our ability to retain and negotiate reasonable contracts with managed care plans; a growth in the level of uncompensated care at our hospitals; our ability to recruit and retain quality physicians and medical professionals; competition from other hospitals and healthcare providers impacting our patient volume; our failure to continually enhance our hospitals with the most recent technological advances in diagnostic and surgical equipment; the federal health reform law’s significant restrictions on hospitals that have physician owners; a failure of our information systems that would adversely affect our ability to properly manage our operations; failure to effectively and timely implement electronic health record systems; claims brought against our facilities for malpractice, product liability and other legal grounds; difficulties with the integration of acquisitions that may disrupt our ongoing operations; our dependence on key management personnel; potential responsibilities and costs under environmental laws; the possibility of a decline in the fair value of our reporting units that could result in a material non-cash charge to earnings; the risks and uncertainties related to our ability to generate sufficient cash to service our existing indebtedness; our substantial level of indebtedness; the possibility of an increase in interest rates, which would increase the cost of servicing our debt; and the risks associated with us being owned by equity sponsors who have the ability to control our financial decisions. Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results in future periods to differ materially from those anticipated in the forward-looking statements. Those risks and uncertainties, among others discussed in this report, are detailed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, filed with the Securities and Exchange Commission (the “SEC”).

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

EXECUTIVE OVERVIEW

We are a leading provider of high quality, affordable healthcare services primarily in high-growth urban and suburban markets. As of December 31, 2013, we owned or leased 16 acute care hospital facilities and one behavioral health hospital, with a total of 3,777 licensed beds, several outpatient service facilities, and more than 143 physician clinics. We operate our hospitals with a strong community focus by offering and developing healthcare services targeted to the needs of the markets we serve, promoting strong relationships with physicians and working with local managed care plans. We operate in various regions, including:

•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	five cities in Texas, including Houston and San Antonio; and

•	West Monroe, Louisiana.

We also own and operate Health Choice, a provider-owned, managed care organization and insurer that serves over 178,000 members in Arizona and Utah. The Plan is headquartered in Phoenix, Arizona.

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

The most significant provisions of the Health Reform Law that seek to decrease the number of uninsured individuals mostly became effective January 1, 2014. However, the employer mandate which requires companies with 50 or more employees to provide health insurance or pay fines, as well as insurer reporting requirements, has been delayed until January 1, 2015. In addition, the federal online Exchange has experienced significant technical issues that have negatively impacted the ability of individuals to enroll in Medicaid and to purchase health insurance. These technical issues could lead to the federal government delaying the individual mandate tax penalties past the current March 31, 2014 deadline, further delays in uninsured individuals obtaining health insurance and an increase in the number of individuals who choose to pay the tax mandates rather than to purchase health insurance. Furthermore, states may choose, without losing existing federal Medicaid funding, not to implement the Medicaid expansion provisions of the Health Reform Law and in those states the penalty for not carrying insurance will be waived for low-income residents. A number of state governors and legislatures, including Texas and Louisiana, have chosen not to participate in the expanded Medicaid program at this time; however, these states could choose to implement the expansion at a later date. While some states have currently chosen not to participate, some states such as Arizona have approved the expansion of its Medicaid program effective January 1, 2014, which is anticipated to increase its Medicaid enrollment by approximately 370,000 people over the coming years. Additionally, other states, such as Arkansas, have chosen to participate or are considering participating through “private option” programs that would provide funds to low-income individuals to purchase private insurance. These “private option” programs are subject to federal approval.

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

Budget Control Act and Sequestration

The Budget Control Act of 2011 (the “BCA”) increased the nation’s borrowing authority and takes steps to reduce federal spending and the deficit. The deficit reduction portion of the BCA imposes caps, which began in federal fiscal year 2012, that reduce discretionary spending by more than $900 billion over ten years. The BCA also requires automatic spending reductions of $1.2 trillion for federal fiscal years 2013 through 2021, minus any deficit reductions enacted by Congress and debt service costs. These automatic spending reductions are commonly referred to as “sequestration.” The spending reductions are split evenly between defense and non-defense discretionary spending, although certain programs (including Medicaid and Children’s Health Insurance Programs (“CHIP”)), are exempt from these automatic spending reductions, and Medicare expenditures cannot be reduced by more than two percent. Sequestration began on March 1, 2013, with CMS imposing a two percent reduction on Medicare claims beginning April 1, 2013. We are unable to predict what other deficit reduction initiatives may be proposed by the President or the Congress or whether the President and the Congress will restructure or suspend sequestration. It is possible that changes in the law to end or restructure sequestration will result in greater spending reductions than currently required by the BCA.

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

Texas

The Texas legislature and the Texas Health and Human Services Commission (“THHSC”) recommended expanding Medicaid managed care enrollment in the state, and in December 2011, CMS approved a five-year Medicaid waiver that: (1) allows Texas to expand its Medicaid managed care program while preserving hospital funding; (2) provides incentive payments for improvements in healthcare delivery; and (3) directs more funding to hospitals that serve large numbers of uninsured patients. Certain of our acute care hospitals currently receive supplemental Medicaid reimbursement, including reimbursement from programs for participating private hospitals that enter into indigent care affiliation agreements with public hospitals or county governments in the state of Texas. Under the CMS-approved programs, affiliated hospitals, including our Texas hospitals, have expanded the community healthcare safety net by providing indigent healthcare services. Revenue recognized under these Texas private supplemental Medicaid reimbursement programs for the quarter ended December 31, 2013, was $18.0 million, compared to $15.1 million in the prior year quarter. Under the Medicaid waiver, which will change the funding structure of Texas’ current supplemental Medicaid reimbursement programs, funds will be distributed to participating hospitals based upon both the costs associated with providing care to individuals without third party coverage and the investment made to support coordinating care and quality improvements that transform the local communities’ care delivery systems. The responsibility to coordinate and develop plans that address the concerns of the local delivery care systems, including improved access, quality, cost effectiveness and coordination will be controlled primarily by government-owned public hospitals that serve the surrounding geographic areas. Along with delays in funding for the state’s Medicaid supplemental reimbursement programs, the expansion of the managed Medicaid program has also resulted in delays in processing and payment of related patient accounts receivable by many of the managed care payors. As of December 31, 2013, we had $63.9 million in receivables due to our Texas hospitals in connection with the supplemental reimbursement programs, including amounts due under the Texas Medicaid Disproportionate Share Hospital program (“Texas Medicaid DSH”).

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

During the quarter ended December 31, 2013, we recognized $7.5 million in Texas Medicaid DSH revenues, compared to $7.1 million in the prior year quarter.

Arizona

Beginning in July 2011, in an effort to control its budgeted expenditures and balance its budget, the state of Arizona implemented a plan to reduce its eligible Medicaid beneficiaries, particularly childless adults. Since implementation of this plan by the state of Arizona, Health Choice has experienced a significant decline in its enrollees, premium revenue and earnings.

On June 17, 2013, the governor of Arizona signed into law the expansion of its Medicaid program under the Health Reform Law, which includes increased eligibility for adults, children and pregnant women, and the restoration of eligibility to childless adults that was previously eliminated. The expansion of the state’s Medicaid program under the Health Reform Law could potentially result in the addition of approximately 370,000 people to its Medicaid rolls. The law became effective January 1, 2014.

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

Uncompensated Care

Like others in the hospital industry, we continue to experience high levels of uncompensated care, including discounts to the uninsured, bad debts and charity care. These elevated levels are driven by the number of uninsured and under-insured patients seeking care at our hospitals. Given the high rate of unemployment and its impact on the economy, particularly in the markets we serve, we believe our hospitals may continue to experience these elevated levels of uncompensated care until the U.S. economy experiences an economic recovery that includes significant sustained job growth and a meaningful decline in unemployment. During the quarter ended December 31, 2013, our self-pay admissions represented 8.3% of our total admissions, compared to 7.9% in the prior year quarter. The increase in self-pay admissions as a percentage of total admissions is primarily the result of a decline in total admissions during the quarter ended December 31, 2013 as compared to the prior year quarter. The cost of our uncompensated care is currently being impacted by the higher acuity levels at which these patients are presenting for treatment, which is primarily resulting from economic pressures and their related decisions to defer care. During the quarter ended December 31, 2013, our uncompensated care, which includes bad debts, charity care and uninsured discounts, as a percentage of acute care revenue was 24.6%, compared to 24.3% in the prior year quarter. This has resulted in pressures on pricing and operating margins created from providing the same level of healthcare service, but for less reimbursement.

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

The percentages of our insured and uninsured net hospital receivables are summarized as follows:

	December 31, 2013	September 30, 2013
Insured receivables	78.9%	77.2%
Uninsured receivables	21.1%	22.8%

Total	100.0%	100.0%

The percentages of hospital receivables in summarized aging categories are as follows:

	December 31, 2013	September 30, 2013
0 to 90 days	57.9%	61.0%
91 to 180 days	20.2%	20.7%
Over 180 days	21.9%	18.3%

Total	100.0%	100.0%

Adoption of Electronic Health Records (“EHR”)

The American Recovery and Reinvestment Act of 2009 (“ARRA”) included approximately $26.0 billion in funding for various healthcare information technology (“IT”) initiatives, including Medicare and Medicaid incentives for eligible hospitals and professionals to adopt and meaningfully use certified EHR technology (“EHR Incentive Programs”). In addition, eligible providers that fail to demonstrate meaningful use of certified EHR technology will be subject to reduced payments from Medicare, beginning in federal fiscal year 2015 for eligible hospitals and calendar year 2015 for eligible professionals. Implementation of the EHR Incentive Programs has been divided into three stages with increasing requirements for participation. Stage 1 requires providers to meet meaningful use objectives specified by CMS, which include electronically capturing health information in structured format, tracking key clinical conditions for coordination of care purposes, implementing clinical decision support tools to facilitate disease and medication management, using EHRs to engage patients and families, and reporting clinical quality measures and public health information. Our hospitals, as well as a number of our physician clinics, substantially met the Stage 1 requirements in our fiscal year 2012. Stage 2 introduces several new meaningful use measures, as well as imposes stricter requirements on certain existing Stage 1 measures. Providers must achieve meaningful use under the Stage 1 criteria before advancing to Stage 2 and are required to meet the criteria for the applicable stage based on their first year of attesting to meaningful use. Our hospitals and physician clinics whose first payment year was 2011 and 2012 are required to meet Stage 2 criteria beginning in 2014. Though we expect to continue to incur certain non-productive and other operating costs, as well as additional investments in hardware and software, we believe our historical investments in advanced clinical and other information systems, as well as quality of care programs, provides a solid platform to build upon for timely compliance with the healthcare IT initiatives and requirements of ARRA.

Revenue and Volume Trends

Total net revenue for the quarter ended December 31, 2013, increased 4.0% to $614.6 million, compared to $590.9 million in the prior year quarter. Total net revenue is comprised of acute care revenue, which is recorded net of the provision for bad debts, and premium revenue. Acute care revenue contributed $10.8 million to the increase in total net revenue for the quarter ended December 31, 2013, compared to the prior year quarter, while premium revenue at Health Choice increased $12.9 million for the same period.

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

Admissions decreased 4.1% for the quarter ended December 31, 2013, compared to the prior year quarter. This decline is reflective of an industry-wide decline in inpatient utilization, coupled with a continued shift towards outpatient services. Adjusted admissions decreased 0.1% for the quarter ended December 31, 2013, compared to the prior year quarter. Our volume for the quarter ended December 31, 2013, was positively impacted by an 8.6% increase in outpatient surgeries, which was offset by a 3.1% decline in inpatient surgeries and a 5.2% decline in emergency room visits, all compared to the prior year quarter.

The following table provides the sources of our hospitals’ gross patient revenue by payor:

	Quarter Ended December 31,
	2013	2012
Medicare	28.0%	27.9%
Managed Medicare	13.2	13.2
Medicaid and managed Medicaid	22.1	22.1
Managed care	29.7	29.8
Self-pay	7.0	7.0

Total	100%	100%

The following table provides the sources of our hospitals’ net patient revenue by payor before the provision for bad debts:

	Quarter Ended December 31,
	2013	2012
Medicare	19.8%	19.8%
Managed Medicare	9.9	10.1
Medicaid and managed Medicaid	11.7	12.1
Managed care	39.2	38.1
Self-pay	19.4	19.9

Total	100%	100%

Net patient revenue per adjusted admission, which includes the impact of the provision for bad debts, increased 2.9% for the quarter ended December 31, 2013, compared to the prior year quarter. Our pricing metrics for the quarter ended December 31, 2013, have been negatively affected by both an increase in uncompensated care, driven by the impact of high unemployment and other industry pressures, and the impact of Medicare sequestration.

See “Item 1 — Business — Sources of Acute Care Revenue” and “Item 1 — Business — Government Regulation and Other Factors” included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, filed with the SEC on December 20, 2013, for a description of the types of payments we receive for services provided to patients enrolled in the traditional Medicare plan, managed Medicare plans, Medicaid plans, managed Medicaid plans and managed care plans. In those sections, we also discussed the unique reimbursement features of the traditional Medicare plan, including the annual Medicare regulatory updates published by CMS that impact reimbursement rates for services provided under the plan. The future potential impact to reimbursement for certain of these payors under the Health Reform Law is also addressed in such Annual Report on Form 10-K.

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

Premium revenue generated by Health Choice represented 24.7% of our consolidated net revenue for the quarter ended December 31, 2013, compared to 23.5% in the prior year quarter.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of significant accounting policies is disclosed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013. Our critical accounting policies are further described under the caption “Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013. There have been no changes in the nature of our critical accounting policies or the application of those policies since September 30, 2013.

SELECTED OPERATING DATA

The following table sets forth certain unaudited operating data from continuing operations for each of the periods presented.

	Quarter Ended December 31,
	2013	2012
Acute Care
Number of acute care hospital facilities at end of period	16	16
Licensed beds at end of period (1)	3, 777	3,804
Average length of stay (days) (2)	5.1	5.0
Occupancy rates (average beds in service)	48.7%	49.6%
Admissions (3)	26,380	27,520
Adjusted admissions (4)	47,804	47,839
Patient days (5)	135,623	138,042
Adjusted patient days (4)	245,765	239,964
Net patient revenue per adjusted admission (6)	$9,539	$9,274
Health Choice
Medicaid covered lives	173,857	170,446
Dual-eligible lives (7)	5,069	4,065
Medical loss ratio (8)	84.4%	82.8%

(1)	Includes St. Luke’s Behavioral Hospital.
(2)	Represents the average number of days that a patient stayed in our hospitals.
(3)	Represents the total number of patients admitted to our hospitals for stays in excess of 23 hours. Management and investors use this number as a general measure of inpatient volume.
(4)	Adjusted admissions and adjusted patient days are general measures of combined inpatient and outpatient volume. We compute adjusted admissions/patient days by multiplying admissions/patient days by gross patient revenue and then dividing that number by gross inpatient revenue.
(5)	Represents the number of days our beds were occupied by inpatients over the period.
(6)	Includes the impact of the provision for bad debts as a component of revenue.
(7)	Represents members eligible for Medicare and Medicaid benefits under Health Choice’s contract with CMS to provide coverage as a MAPD SNP.
(8)	Represents medical claims expense as a percentage of premium revenue, including claims paid to our hospitals.

RESULTS OF OPERATIONS SUMMARY

Consolidated

The following table sets forth, for the periods presented, our results of consolidated operations expressed in dollar terms and as a percentage of net revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended		Quarter Ended
	December 31, 2013		December 31, 2012
($ in thousands):	Amount	Percentage	Amount	Percentage
Net revenue
Acute care revenue before provision for bad debts	$565,333		$537,132
Less: Provision for bad debts	(102,502)		(85,054)

Acute care revenue	462,831	75.3%	452,078	76.5%
Premium revenue	151,719	24.7%	138,854	23.5%

Net revenue	614,550	100.0%	590,932	100.0%
Costs and expenses
Salaries and benefits	226,243	36.8%	220,871	37.4%
Supplies	81,975	13.3%	79,997	13.5%
Medical claims	125,820	20.5%	113,343	19.2%
Rentals and leases	19,138	3.1%	12,796	2.2%
Other operating expenses	104,908	17.1%	102,354	17.3%
Medicare and Medicaid EHR incentives	(3,430)	(0.6%)	(1,364)	(0.2%)
Interest expense, net	33,160	5.4%	33,828	5.7%
Depreciation and amortization	26,398	4.3%	24,220	4.1%
Management fees	1,250	0.2%	1,250	0.2%

Total costs and expenses	615,462	100.1%	587,295	99.4%
Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(912)	(0.1%)	3,637	0.6%
Gain on disposal of assets, net	1,244	0.2%	93	0.0%

Earnings from continuing operations before income taxes	332	0.1%	3,730	0.6%
Income tax expense	950	0.2%	1,589	0.2%

Net earnings (loss) from continuing operations	(618)	(0.1%)	2,141	0.4%
Earnings from discontinued operations, net of income taxes	9,608	1.6%	1,927	0.3%

Net earnings	8,990	1.5%	4,068	0.7%
Net earnings attributable to non-controlling interests	(3,788)	(0.6%)	(1,599)	(0.3%)

Net earnings attributable to IASIS Healthcare LLC	$5,202	0.9%	$2,469	0.4%

Acute Care

The following table and discussion sets forth, for the periods presented, the results of our acute care operations expressed in dollar terms and as a percentage of acute care revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended		Quarter Ended
	December 31, 2013		December 31, 2012
($ in thousands):	Amount	Percentage	Amount	Percentage
Acute care revenue
Acute care revenue before provision for bad debts	$565,333		$537,132
Less: Provision for bad debts	(102,502)		(85,054)

Acute care revenue	462,831	99.5%	452,078	99.7%
Revenue between segments (1)	2,208	0.5%	1,567	0.3%

Total acute care revenue	465,039	100.0%	453,645	100.0%

Costs and expenses
Salaries and benefits	219,202	47.1%	215,105	47.4%
Supplies	81,916	17.6%	79,943	17.6%
Rentals and leases	18,775	4.0%	12,403	2.7%
Other operating expenses	97,322	20.9%	96,597	21.3%
Medicare and Medicaid EHR incentives	(3,430)	(0.7%)	(1,364)	(0.3%)
Interest expense, net	33,160	7.1%	33,828	7.5%
Depreciation and amortization	25,341	5.5%	23,185	5.1%
Management fees	1,250	0.3%	1,250	0.3%

Total costs and expenses	473,536	101.8%	460,947	101.6%

Loss from continuing operations before gain on disposal of assets and income taxes	(8,497)	(1.8%)	(7,302)	(1.6%)
Gain on disposal of assets, net	1,244	0.2%	93	0.0%

Loss from continuing operations before income taxes	$(7,253)	(1.6%)	$(7,209)	(1.6%)

(1)	Revenue between segments is eliminated in our consolidated results.

Quarters Ended December 31, 2013 and 2012

Total acute care revenue — Total acute care revenue for the quarter ended December 31, 2013, was $465.0 million, an increase of $11.4 million or 2.5% compared to $ 453.6 million in the prior year quarter. The increase in total acute care revenue is comprised primarily of a decrease in adjusted admissions of 0.1% and an increase in net patient revenue per adjusted admission of 2.9%. The provision for bad debts for the quarter ended December 31, 2013, was $102.5 million, increase of $17.4 million or 20.5%, compared to $85.1 million in the prior year quarter. The increase in the provision for bad debts is primarily the result of increased acuity levels of uninsured patients seeking care at our hospitals.

Net adjustments to estimated third-party payor settlements, also known as prior year contractuals, resulted in an increase in total acute care revenue of $2.0 million and $1.6 million for the quarters ended December 31, 2013 and 2012, respectively.

Salaries and benefits — Salaries and benefits expense for the quarter ended December 31, 2013, was $219.2 million, or 47.1% of total acute care revenue, compared to $215.1 million, or 47.4% of total acute care revenue in the prior year quarter. Excluding the impact of stock-based compensation, salaries and benefits expense as a percentage of total acute care revenue was 47.0% for the quarter ended December 31, 2013, compared to 47.2% in the prior year quarter. The improvement in our salaries and benefits expense as a percentage of total acute care revenue, excluding the impact of stock-based compensation, is the result of the implementation of labor cost reduction initiatives, including a reduction in contract labor utilization.

Rentals and leases — Rentals and leases expense for the quarter ended December 31, 2013, was $18.8 million, compared to $12.4 million in the prior year quarter. The increase in rentals and leases expense is primarily due to $5.0 million of additional rent expense recorded in the quarter ended December 31, 2013, as a result of the sale-leaseback of certain hospital real estate, which closed in the fourth quarter of fiscal year 2013.

Other operating expenses — Other operating expenses for the quarter ended December 31, 2013, were $97.3 million, or 20.9% of total acute care revenue, compared to $96.6 million, or 21.3% of total acute care revenue in the prior year quarter. Other operating expenses as a percentage of total acute care revenue decreased primarily due to a decline in professional fees associated with our Medicaid supplemental reimbursement programs in Texas.

Health Choice

The following table and discussion sets forth, for the periods presented, the results of our Health Choice operations expressed in dollar terms and as a percentage of premium revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended		Quarter Ended
	December 31, 2013		December 31, 2012
($ in thousands):	Amount	Percentage	Amount	Percentage
Premium revenue
Premium revenue	$151,719	100.0%	$138,854	100.0%
Costs and expenses
Salaries and benefits	7,041	4.7%	5,766	4.2%
Supplies	59	0.0%	54	0.0%
Medical claims (1)	128,028	84.4%	114,910	82.8%
Other operating expenses	7,586	5.0%	5,757	4.1%
Rentals and leases	363	0.2%	393	0.3%
Depreciation and amortization	1,057	0.7%	1,035	0.7%

Total costs and expenses	144,134	95.0%	127,915	92.1%

Earnings before income taxes	$7,585	5.0%	$10,939	7.9%

(1)	Medical claims paid to our hospitals of $2.2 million and $1.6 million for each of the quarters ended December 31, 2013 and 2012, respectively, are eliminated in our consolidated results.

Quarters Ended December 31, 2013 and 2012

        Premium revenue — Premium revenue from Health Choice was $151.7 million for the quarter ended December 31, 2013, an increase of $12.9 million or 9.3% compared to $138.9 million in the prior year quarter. The increase in premium revenue is impacted by a 2.3% increase in member months, driven by growth in all of our product lines, particularly our Medicare product line which increased 23.0%, all compared to the prior year quarter. Additionally, premium revenue for the quarter ended December 31, 2013, compared to the prior year quarter, increased as a result of additional reimbursement related to primary care physician Medicaid parity payments, which also includes a pass-through component impacting our medical expenses.

Medical claims — Prior to eliminations, medical claims expense was $128.0 million for the quarter ended December 31, 2013, compared to $114.9 million in the prior year quarter. Medical claims expense as a percentage of premium revenue was 84.4% for the quarter ended December 31, 2013, compared to 82.8% in the prior year quarter. Medical claims as a percentage of premium revenue increased 1.6% as a result of additional medical expenses associated with the pass-through component of the primary care physician Medicaid parity payments received in the current quarter. Additionally, medical expenses have been impacted by increases in pharmacy costs resulting from an uptick in specialty drug utilization.

LIQUIDITY AND CAPITAL RESOURCES

Overview of Cash Flow Activities for the Quarters Ended December 31, 2013 and 2012

Our cash flows are summarized as follows (in thousands):

	Quarter Ended December 31,
	2013	2012
Cash flows from operating activities	$(73,950)	$601
Cash flows from investing activities	$(15,693)	$(33,363)
Cash flows from financing activities	$(11,875)	$(6,108)

Operating Activities

Operating cash flows decreased $74.6 million for the quarter ended December 31, 2013, compared to the prior year period. Cash flows used in continuing operations in fiscal 2014, which declined $61.2 million compared to the prior year period, were impacted by the payment of income taxes, transaction fees and other costs, including additional rent expense, associated with the recent sale-leaseback of certain hospital real estate. In addition, cash flows used in continuing operations were impacted by the timing of payments related to Texas Medicaid supplemental reimbursement, Medicare and Medicaid EHR incentives, and the timing of cash flows related to accounts payable and other accrued liabilities.

At December 31, 2013, we had $240.2 million in net working capital, compared to $212.9 million, at September 30, 2013, both excluding the impact of our sale-leaseback transactions and the sale of our Florida market. Net accounts receivable decreased $13.4 million to $357.6 million at December 31, 2013, from $371.0 million at September 30, 2013. Our days revenue in accounts receivable at December 31, 2013, were 58, compared to 56 at September 30, 2013 and 59 at December 31, 2012.

Investing Activities

Cash flows used in investing activities decreased $17.7 million for the quarter ended December 31, 2013, compared to the prior year period. The decrease is comprised primarily of a decrease in capital expenditures of $19.5 million compared to the prior year period.

Financing Activities

Cash flows used in financing activities increased $5.8 million for the quarter ended December 31, 2013, compared to the prior year period. This increase is primarily due to distributions to non-controlling interests of $5.2 million associated with the recent sale-leaseback transactions.

Capital Resources

As of December 31, 2013, we had the following debt arrangements:

•	$1.325 billion senior secured credit facilities; and

•	$850.0 million in 8.375% senior notes due 2019.

At December 31, 2013, amounts outstanding under our senior secured credit facilities consisted of $997.0 billion in term loans. In addition, we had $60.7 million in letters of credit outstanding under the revolving credit facility. The weighted average interest rate of outstanding borrowings under the senior secured credit facilities was 4.6% for the quarter ended December 31, 2013, compared to 5.0% in the prior year quarter.

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

We may redeem the Senior Notes, in whole or in part, at any time prior to May 15, 2014, at a price equal to 100% of the aggregate principal amount of the Senior Notes plus a “make-whole” premium and accrued and unpaid interest and special interest, if any, to but excluding the redemption date. On or after May 15, 2014, the redemption price becomes 106.281% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest and special interest, if any, to but excluding the redemption date. Each subsequent year the redemption price declines 2.093% until 2017 and thereafter, at which point the redemption price is equal to 100% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest and special interest, if any, to but excluding the redemption date. In addition, we may redeem up to 35% of the Senior Notes before May 15, 2014, with the net cash proceeds from certain equity offerings at a redemption price equal to 108.375% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest and special interest, if any, to but excluding the redemption date, subject to compliance with certain conditions.

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

Capital Expenditures

We plan to finance our proposed capital expenditures with cash generated from operations, borrowings under our Senior Secured Credit Facilities and other capital sources that may become available. We expect our capital expenditures for fiscal 2014 to be $100.0 million to $110.0 million, including the following significant expenditures:

•	$35 million to $40 million for growth and new business projects;

•	$50 million to $60 million in replacement or maintenance related projects at our hospitals; and

•	$23 million in hardware and software costs related to information systems projects, including healthcare IT stimulus initiatives.

Liquidity

We rely on cash generated from our operations as our primary source of liquidity, as well as available credit facilities, project and bank financings and the issuance of long-term debt. From time to time, we have also utilized operating lease transactions that are sometimes referred to as off-balance sheet arrangements. We expect that our future funding for working capital needs, capital expenditures, long-term debt repayments and other financing activities will continue to be provided from some or all of these sources. Each of our existing and projected sources of cash is impacted by operational and financial risks that influence the overall amount of cash generated and the capital available to us. For example, cash generated by our business operations may be impacted by, among other things, economic downturns, federal and state budget initiatives, weather-related catastrophes and adverse industry conditions. Our future liquidity will be impacted by our ability to access capital markets, which may be restricted due to our credit ratings, general market conditions, leverage capacity and by existing or future debt agreements. For a further discussion of risks that can impact our liquidity, see our risk factors in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

Including available cash at December 31, 2013, we have available liquidity as follows (in millions):

Cash and cash equivalents	$336.6
Available capacity under our senior secured revolving credit facility	239.3

Net available liquidity at December 31, 2013	$575.9

Net available liquidity assumes 100% participation from all lenders currently committed under our senior secured revolving credit facility. In addition to our available liquidity, we expect to generate sufficient operating cash flows in fiscal 2014. We will also utilize proceeds from our financing activities as needed.

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

We are unable at this time to extend our evaluation of the sufficiency of our liquidity beyond three years. We cannot assure you, however, that our operating performance will generate sufficient cash flow from operations or that future borrowings will be available under our Senior Secured Credit Facilities, or otherwise, to enable us to grow our business, service our indebtedness, or make anticipated capital expenditures and tax payments. For more information, see our risk factors in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

One element of our business strategy is to selectively pursue acquisitions and strategic alliances in existing and new markets. Any acquisitions or strategic alliances may result in the incurrence, or assumption by us, of additional indebtedness. We continually assess our capital needs and may seek additional financing, including debt or equity as considered necessary to fund capital expenditures and potential acquisitions or for other corporate purposes. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. For more information, see our risk factors in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. At December 31, 2013, the following components of our Senior Secured Credit Facilities bear interest at variable rates at specified margins above either the agent bank’s alternate base rate or the LIBOR rate: (i) a $1.025 billion, seven-year term loan; and (ii) a $300.0 million, five-year revolving credit facility. As of December 31, 2013, we had outstanding variable rate debt of $997.0 billion.

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

Item 4. Controls and Procedures

Evaluations of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2013. Based on this evaluation, the principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In November 2010, the U.S. Department of Justice (“DOJ”) sent a letter to IAS requesting a 12-month tolling agreement in connection with an investigation into Medicare claims submitted by our hospitals in connection with the implantation of implantable cardioverter defibrillators (“ICDs”) during the period 2003 to the present. At that time, neither the precise number of procedures, number of claims, nor the hospitals involved were identified by the DOJ. We understand that the government is conducting a national initiative with respect to ICD procedures involving a number of healthcare providers and is seeking information in order to determine if ICD implantation procedures were performed in accordance with Medicare coverage requirements. On January 11, 2011, IAS entered into the tolling agreement with the DOJ and, subsequently, the DOJ has provided IAS with a list of 194 procedures involving ICDs at 14 hospitals which are the subject of further medical necessity review by the DOJ. We are cooperating fully with the government and, to date, the DOJ has not asserted any claim against our hospitals. We believe that 125 of these procedure claims were properly documented for medical necessity and billed appropriately. On June 29, 2013, our outside counsel submitted to the DOJ summary justifications and supporting evidence relating to the medical claims at four of our hospitals. We continue to search for and develop the documentary support for the remaining 69 of these cases that could have some likelihood of enforcement by the DOJ. If we are unable to place these claims in the no enforcement or lesser enforcement category, the government may require repayment, which could impose a multiplier. The government has not pressed IAS for its response, however, IAS will likely use its extensive training and compliance policies and awareness of the ICD national coverage determination to demonstrate intent to comply with Medicare’s coverage guidelines and commitment to compliance with federal and state authority. In April 2013, the government proposed to extend the tolling agreement, which was accepted by IAS, with the tolling agreement currently set to expire on April 30, 2014. IAS will continue to use the tolling period to locate additional medical records for the 69 records potentially falling within a potential enforcement category, in an attempt to provide documentation to the DOJ of the medical necessity of the procedures. As of the date of this Report, additional analysis is being completed and, based on information currently available, we are unable to quantify an estimate for any potential repayment obligation related to this ICD investigation

On September 25, 2013, we voluntarily self-disclosed for resolution through the Self-Referral Disclosure Protocol established by CMS non-compliance by ten of our affiliated hospitals with a certain element of an exception of the Stark Law. Provisions of the Affordable Care Act that became effective on September 23, 2011 require, as an element of the Stark Law’s “whole-hospital” exception, that hospitals having physician ownership disclose such ownership on their public websites and in public advertising. The self-disclosure states that, on August 12, 2013, we discovered that ten of our affiliated hospitals partially owned by physicians did not consistently make such disclosures. The self-disclosure also states that, on August 13, 2013, the hospitals added the disclosures to those public websites that did not previously have them and began to include the disclosures in new public advertising. The self-disclosure explains that, as a result of the absence of the website and advertising disclosures, the referrals of direct and indirect physician owners (and physicians who are immediate family members of direct and indirect owners) to the physician-owned hospitals of Medicare beneficiaries did not consistently qualify for the Stark Law’s “whole-hospital” exception from September 23, 2011 through August 13, 2013. On October 21, 2013, we submitted a supplement to the self-disclosure, reporting Medicare payments to the hospitals for services resulting from referrals affected by the non-compliance and the hospitals’ profit distributions to physicians (and known immediate family members of physicians) with respect to their ownership interests in the hospitals during the same period. CMS has made no commitments, as a general matter or in this case, regarding the timing or substance of resolution of self-disclosed Stark Law noncompliance through the voluntary CMS Self-Referral Disclosure Protocol. We express no opinion as to the outcome of this matter, other than to state that, at this time, any repayment obligation to be determined by CMS is unknown and not currently estimable, and that the matter could take up to one year or longer to resolve.

Item 1A. Risk Factors

Reference is made to the factors set forth under the caption “Forward-Looking Statements” in Part I, Item 2 of this Form 10-Q and other risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, which are incorporated herein by reference. There have not been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

PART II. OTHER INFORMATION

Item 6. Exhibits

(a)	List of Exhibits:

Exhibits: See the Index to Exhibits at the end of this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IASIS HEALTHCARE LLC

Date: February 12, 2014	By:	/s/ John M. Doyle
John M. Doyle
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from our quarterly report on Form 10-Q for the quarter ended December 31, 2013, filed with the SEC on February 12, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated balance sheets at December 31, 2013 and September 30, 2013, (ii) the condensed consolidated statements of operations for the quarters ended December 31, 2013 and 2012, (iii) the condensed consolidated statements of comprehensive income for the quarters ended December 31, 2013 and 2012, (iv) the condensed consolidated statement of equity, (v) the condensed consolidated statements of cash flows for the quarters ended December 31, 2013 and 2012, and (vi) the notes to the condensed consolidated financial statements (tagged as blocks of text). (1)

(1)	The XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.