Form 10-Q
period 2014-03-31
IASIS Healthcare LLC
filed 2014-05-15
CIK 1294632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of May 15, 2014, 100% of the registrant’s common interests outstanding (all of which are privately owned and are not traded on any public market) were owned by IASIS Healthcare Corporation, its sole member.

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	March 31,	September 30,
	2014	2013
	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$341,610	$438,131
Accounts receivable, less allowance for doubtful accounts of $241,564 and $255,725 at March 31, 2014 and September 30, 2013, respectively	353,171	371,006
Inventories	57,732	57,781
Deferred income taxes	19,413	26,096
Prepaid expenses and other current assets	170,435	126,412
Assets held for sale	—	119,141

Total current assets	942,361	1,138,567

Property and equipment, net	826,441	833,169
Goodwill	815,585	816,410
Other intangible assets, net	24,322	25,957
Other assets, net	62,787	66,162

Total assets	$2,671,496	$2,880,265

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$112,507	$129,542
Salaries and benefits payable	62,805	62,884
Accrued interest payable	27,485	27,519
Medical claims payable	62,182	57,514
Other accrued expenses and other current liabilities	57,256	92,553
Current portion of long-term debt and capital lease obligations	12,871	13,221
Advance on divestiture	—	144,803
Liabilities held for sale	—	3,208

Total current liabilities	335,106	531,244

Long-term debt and capital lease obligations	1,847,055	1,852,822
Deferred income taxes	114,802	115,592
Other long-term liabilities	119,464	123,120

Non-controlling interests with redemption rights	108,179	105,464

Equity
Member’s equity	137,124	142,262
Non-controlling interests	9,766	9,761

Total equity	146,890	152,023

Total liabilities and equity	$2,671,496	$2,880,265

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands)

	Quarter Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Net revenue
Acute care revenue before provision for bad debts	$571,128	$544,290	$1,136,461	$1,081,422
Less: Provision for bad debts	(95,992)	(85,869)	(198,494)	(170,923)

Acute care revenue	475,136	458,421	937,967	910,499
Premium revenue	172,995	143,401	324,714	282,255

Net revenue	648,131	601,822	1,262,681	1,192,754

Costs and expenses
Salaries and benefits (includes stock-based compensation of $3,493, $862, $4,354 and $1,999, respectively)	241,194	229,521	467,437	450,392
Supplies	81,051	81,266	163,026	161,263
Medical claims	144,991	118,573	270,811	231,916
Rentals and leases	18,495	13,848	37,633	26,644
Other operating expenses	105,171	101,176	210,079	203,530
Medicare and Medicaid EHR incentives	(4,013)	(5,019)	(7,443)	(6,383)
Interest expense, net	32,890	33,388	66,050	67,216
Depreciation and amortization	22,186	23,893	48,584	48,113
Management fees	1,250	1,250	2,500	2,500

Total costs and expenses	643,215	597,896	1,258,677	1,185,191

Earnings from continuing operations before gain (loss) on disposal of assets and income taxes	4,916	3,926	4,004	7,563
Gain (loss) on disposal of assets, net	(476)	75	768	168

Earnings from continuing operations before income taxes	4,440	4,001	4,772	7,731

Income tax expense	2,917	2,577	3,867	4,166

Net earnings from continuing operations	1,523	1,424	905	3,565

Earnings (loss) from discontinued operations, net of income taxes	(4,940)	(547)	4,668	1,380

Net earnings (loss)	(3,417)	877	5,573	4,945

Net (earnings) loss attributable to non-controlling interests	(2,616)	351	(6,404)	(1,248)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(6,033)	$1,228	$(831)	$3,697

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In Thousands)

	Quarter Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

Net earnings (loss)	$(3,417)	$877	$5,573	$4,945

Other comprehensive income (loss)
Change in fair value of highly effective interest rate hedges	554	7	978	(110)

Other comprehensive income (loss) before income taxes	554	7	978	(110)

Change in income tax benefit (expense)	(206)	(3)	(363)	40

Other comprehensive income (loss), net of income taxes	348	4	615	(70)

Comprehensive income (loss)	(3,069)	881	6,188	4,875

Net (earnings) loss attributable to non-controlling interests	(2,616)	351	(6,404)	(1,248)

Comprehensive income (loss) attributable to IASIS Healthcare LLC	$(5,685)	$1,232	$(216)	$3,627

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

(In Thousands)

	Non-controlling Interests with Redemption Rights	Member’s Equity	Non-controlling Interests	Total Equity

Balance at October 1, 2013	$105,464	$142,262	$9,761	$152,023
Net earnings (loss)	6,373	(831)	31	(800)
Distributions to non-controlling interests	(11,020)	—	(26)	(26)
Repurchase of non-controlling interests	(405)	—	—	—
Stock-based compensation	—	4,354	—	4,354
Other comprehensive income	—	615	—	615
Acquisition related adjustments to redemption value of non-controlling interests with redemption rights	235	—	—	—
Other	(1,714)	(30)	—	(30)
Adjustment to redemption value of non-controlling interests with redemption rights	9,246	(9,246)	—	(9,246)

Balance at March 31, 2014	$108,179	$137,124	$9,766	$146,890

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	Six Months Ended
	March 31,
	2014	2013
Cash flows from operating activities
Net earnings	$5,573	$4,945
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	48,584	48,113
Amortization of loan costs	3,706	3,907
Amortization of deferred gain on sale-leaseback	(1,248)	—
Stock-based compensation	4,354	1,999
Deferred income taxes	2,941	4,960
Income tax benefit from stock-based compensation	—	16
Gain on disposal of assets, net	(768)	(168)
Earnings from discontinued operations, net	(4,668)	(1,380)
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	(18,873)	(23,046)
Inventories, prepaid expenses and other current assets	(42,956)	(53)
Accounts payable, other accrued expenses and other accrued liabilities	(1,516)	(17,517)
Income taxes and other transaction costs payable related to sale-leaseback of real estate	(22,270)	—

Net cash provided by (used in) operating activities — continuing operations	(27,141)	21,776
Net cash provided by (used in) operating activities — discontinued operations	(7,059)	5,121

Net cash provided by (used in) operating activities	(34,200)	26,897

Cash flows from investing activities
Purchases of property and equipment	(42,204)	(57,406)
Cash paid for acquisitions, net	(1,038)	(1,088)
Proceeds from sale of assets	1,507	14
Change in other assets, net	357	(2,001)
Other, net	(3,025)	—

Net cash used in investing activities — continuing operations	(44,403)	(60,481)
Net cash provided by (used in) investing activities— discontinued operations	384	(3,591)

Net cash used in investing activities	(44,019)	(64,072)

Cash flows from financing activities
Payment of debt and capital lease obligations	(6,851)	(6,488)
Debt financing costs incurred	—	(1,024)
Distributions to non-controlling interests	(11,046)	(4,601)
Cash received for the sale of non-controlling interests	—	848
Cash paid for the repurchase of non-controlling interests	(405)	(442)

Net cash used in financing activities	(18,302)	(11,707)

Change in cash and cash equivalents	(96,521)	(48,882)
Cash and cash equivalents at beginning of period	438,131	48,882

Cash and cash equivalents at end of period	$341,610	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$62,378	$63,471

Cash paid (received) for income taxes, net	$36,530	$(284)

See accompanying notes.

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements as of and for the quarter and six months ended March 31, 2014 and 2013, reflect the financial position, results of operations and cash flows of IASIS Healthcare LLC (“IASIS” or the “Company”). The Company’s sole member and parent company is IASIS Healthcare Corporation (“Holdings” or “IAS”).

IASIS owns and operates acute care hospitals primarily located in high-growth urban and suburban markets. At March 31, 2014, the Company owned or leased 16 acute care hospital facilities and one behavioral health hospital, with a total of 3,778 licensed beds, several outpatient service facilities and more than 139 physician clinics. The Company operates in various regions, including:

•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	five cities in Texas, including Houston and San Antonio;

•	West Monroe, Louisiana; and

•	Las Vegas, Nevada.

The Company also owns and operates Health Choice Arizona, Inc. and related entities (“Health Choice” or the “Plan”) that constitute a provider-owned, managed care organization and insurer that delivers healthcare services to over 227,000 members through multiple health plans, integrated delivery systems and managed care solutions. The Plan is headquartered in Phoenix, Arizona.

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

General and Administrative

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company include the IASIS corporate office costs, which were $19.6 million and $9.5 million for the quarters ended March 31, 2014 and 2013, respectively, and $32.7 million and $19.8 million for the six months ended March 31, 2014 and 2013, respectively.

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Stock-Based Compensation

Although IASIS has no stock option plan or outstanding stock options, the Company, through its parent, IAS, grants stock options for a fixed number of common shares to employees. The Company accounts for this stock-based incentive plan under the measurement and recognition provisions of Financial Accounting Standards Board (“FASB”) authoritative guidance regarding share-based payments (“Share-Based Payments Guidance”). Accordingly, the Company applies the fair value recognition provisions requiring all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on the estimated grant date fair value of each stock-based award. In accordance with the provisions of the Share-Based Payments Guidance, the Company uses the Black-Scholes-Merton model in determining the fair value of its share-based payments. The fair value of compensation costs for time-vested options will generally be amortized on a straight-line basis over the requisite service periods of the awards, generally equal to the awards’ vesting periods, while the fair value of compensation costs for options with market-based conditions are recognized on a graded schedule generally over the awards’ vesting periods.

On October 18, 2013, IAS distributed $115.0 million in a cash dividend to its common stockholders. In connection with this shareholder distribution, the board of directors of IAS authorized management to modify the exercise price of all outstanding stock options to provide protection against the dilutive impact of the common stock dividend on the outstanding options’ intrinsic value. On January 23, 2014, the Company reduced the exercise price for each grant by $7.86 per option. Accordingly, as a result of the modification, an additional $2.8 million of stock-based compensation was recognized for the quarter and six months ended March 31, 2014.

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

Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are reflected in the accompanying unaudited condensed consolidated financial statements at amounts that approximate fair value because of the short-term nature of these instruments. The fair value of the Company’s capital leases and other long-term financing obligations also approximate carrying value as they bear interest at current market rates. The estimated fair values of the Company’s 8.375% senior notes due 2019 (the “Senior Notes”) and senior secured term loan facility were based upon quoted market prices at that date and are categorized as Level 2 within the fair value hierarchy.

The carrying values and fair values of the senior secured term loan facility and the Senior Notes as of March 31, 2014 and September 30, 2013 were as follows (in thousands):

	Carrying Amount		Fair Value
	March 31, 2014	September 30, 2013	March 31, 2014	September 30, 2013
Senior secured term loan facility	$991,484	$996,154	$998,830	$1,003,258
Senior Notes	846,095	845,711	907,375	882,938

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

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Discontinued Operations

Effective October 1, 2013, the Company completed the sale of its Florida operations which primarily included three hospitals in the Tampa-St. Petersburg area and all related physician operations. Accordingly, the operating results and cash flows of the Florida operations are reported as discontinued operations for all periods presented. The aggregate proceeds from the sale were $144.8 million, which resulted in a gain on the sale of assets totaling $22.2 million in the six months ended March 31, 2014. This gain is included in discontinued operations in the accompanying unaudited condensed consolidated statement of operations.

The following table provides the components of discontinued operations related to the Company’s Florida operations (in thousands):

	Quarter Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Net revenue before provision for bad debts	$(11,161)	$62,210	$(13,296)	$121,851
Earnings (loss) before income taxes	(7,668)	699	7,757	2,492

Recent Accounting Pronouncements

Newly Adopted

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, “Comprehensive Income — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 is required to be applied prospectively and is effective for fiscal years beginning after December 15, 2012, and interim periods within those years. The Company has adopted this authoritative guidance effective October 1, 2013. At March 31, 2014, the Company’s only component of accumulated other comprehensive loss relates to unrecognized changes in fair value of interest rate swaps. No reclassifications out of accumulated other comprehensive loss into net earnings (loss) were made during the quarter and six months ended March 31, 2014, as the Company determined that these cash flow hedges were highly effective.

Recently Issued

In April 2014, the FASB issued ASU No. 2014-8, “Presentation of Financial Statements and Property, Plant, and Equipment - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” Among other provisions and in addition to expanded disclosures, ASU 2014-8 changes the definition of what components of an entity qualify for discontinued operations treatment and reporting from a reportable segment, operating segment, reporting unit, subsidiary or asset group to only those components of an entity that represent a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. Additionally, ASU 2014-8 requires disclosure about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements, including the pretax profit or loss attributable to the component of an entity for the period in which it is disposed of or is classified as held for sale. The disclosure of this information is required for all of the same periods that are presented in the entity’s results of operations for the period. The provisions of ASU 2014-8 are effective prospectively for all disposals or classifications as held for sale of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted.

The Company may, from time-to-time, identify one or more individual facilities that do not meet the Company’s on-going or future business strategy. In accordance with ASU 2014-8, in the event that an individually significant facility is identified for disposal but does not represent a strategic shift that has, or will have, a major effect on the Company’s operations and financial results, the results of the identified facility would continue to be reported as a component of the Company’s consolidated results. However, in this event and in accordance with ASU 2014-8, additional disclosures would be required.

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

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

	Quarter Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Medicare	21.5%	22.0%	20.8%	21.7%
Managed Medicare	10.0%	10.7%	10.1%	10.1%
Medicaid and managed Medicaid	13.2%	11.8%	12.4%	12.3%
Managed care and other	38.2%	37.0%	38.6%	37.6%
Self-pay	17.1%	18.5%	18.1%	18.3%

Total	100%	100%	100%	100%

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

At March 31, 2014 and September 30, 2013, the Company’s self-pay receivables, including amounts due from uninsured patients and co-payment and deductible amounts due from insured patients, were $310.0 million and $336.2 million, respectively. At March 31, 2014 and September 30, 2013, the Company’s allowance for doubtful accounts was $241.6 million and $255.7 million, respectively.

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations consist of the following (in thousands):

	March 31, 2014	September 30, 2013
Senior secured term loan facility	$991,484	$996,154
Senior Notes	846,095	845,711
Capital leases and other obligations	22,347	24,178

	1,859,926	1,866,043
Less current maturities	12,871	13,221

	$1,847,055	$1,852,822

As of March 31, 2014, the senior secured term loan facility balance reflects an original issue discount (“OID”) of $3.0 million, which is net of accumulated amortization of $2.1million. The Senior Notes balance reflects an OID of $3.9 million, which is net of accumulated amortization of $2.2 million.

As of March 31, 2014 and September 30, 2013, capital leases and other obligations includes a financing obligation totaling $10.7 million and $11.1 million, respectively, resulting from the Company’s sale-leaseback transactions which closed on September 26, 2013.

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

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company may redeem the Senior Notes, in whole or in part, at any time on or after May 15, 2014, at a price equal to 106.281% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest and special interest, if any, to but excluding the redemption date. Each subsequent year the redemption price declines 2.093% until 2017 and thereafter, at which point the redemption price is equal to 100% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest and special interest, if any, to but excluding the redemption date.

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

4. INTEREST RATE SWAPS

In August 2011, the Company executed forward starting interest rate swaps with Citibank N.A. and Barclays Bank PLC, as counterparties, with notional amounts totaling $350.0 million, each agreement effective March 28, 2013 and expiring between September 30, 2014 and September 30, 2016. Under these agreements, the Company is required to make quarterly fixed rate payments at annual rates ranging from 1.6% to 2.2%. The counterparties are obligated to make quarterly floating rate payments to the Company based on the three-month LIBOR rate, each subject to a floor of 1.25%. The Company completed an assessment of these cash flow hedges during the quarters and six months ended March 31, 2014 and 2013, and determined that these hedges were highly effective. Accordingly, no gain or loss related to these hedges has been reflected in the accompanying unaudited condensed consolidated statements of operations, and the change in fair value has been included in accumulated other comprehensive loss as a component of member’s equity.

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Total Notional Amounts
Effective Dates	(in thousands)
Effective from March 28, 2013 to September 30, 2014	$50,000
Effective from March 28, 2013 to September 30, 2015	100,000
Effective from March 28, 2013 to September 30, 2016	200,000

The fair value of the Company’s interest rate hedges at March 31, 2014 and September 30, 2013, reflect liability balances of $4.9 million and $5.9 million, respectively, and are included in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets. The fair value of the Company’s interest rate hedges reflects a liability because the effect of the forward LIBOR curve on future interest payments results in less interest due to the Company under the variable rate component included in the interest rate hedging agreements, as compared to the amount due the Company’s counterparties under the fixed interest rate component.

5. GOODWILL

The following table presents the changes in the carrying amount of goodwill (in thousands):

	Acute Care	Health Choice	Total
Balance at September 30, 2013	$810,653	$5,757	$816,410
Adjustments related to acquisitions	(825)	—	(825)

Balance at March 31, 2014	$809,828	$5,757	$815,585

6. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of income taxes, are as follows (in thousands):

	March 31, 2014	September 30, 2013
Fair value of interest rate hedges	$(4,940)	$(5,918)
Income tax benefit	1,926	2,289

Accumulated other comprehensive loss	$(3,014)	$(3,629)

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

Professional, General and Workers’ Compensation Liability Risks

The Company is subject to claims and legal actions in the ordinary course of business, including but not limited to claims relating to patient treatment and personal injuries. To cover these types of claims, the Company maintains professional and general liability insurance in excess of self-insured retentions through a commercial insurance carrier in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is currently not a party to any such proceedings that, in the Company’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company expenses an estimate of the costs it expects to incur under the self-insured retention exposure for professional and general liability claims using historical claims data, demographic factors, severity factors, current incident logs and other actuarial analysis. At March 31, 2014 and September 30, 2013, the Company’s professional and general liability accrual for asserted and unasserted claims totaled $67.6 million and $68.2 million, respectively.

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

Health Choice

Health Choice has entered into capitated contracts whereby the Plan provides managed healthcare services in exchange for fixed periodic and supplemental payments from the Arizona Health Care Cost Containment System (“AHCCCS”), the state of Utah’s Medicaid agency and the Centers for Medicare and Medicaid Services (“CMS”). These services are provided regardless of the actual costs incurred to provide these services. The Company receives reinsurance and other supplemental payments to cover certain costs of healthcare services that exceed certain thresholds. The Company believes that current capitated payments received, together with reinsurance and other supplemental payments, are sufficient to pay for the services Health Choice is obligated to deliver. As of March 31, 2014, the Company has provided a performance guaranty in the form of a letter of credit totaling $44.9 million for the benefit of AHCCCS to support Health Choice’s obligations under its contract to provide and pay for the healthcare services. The amount of the performance guaranty is generally based, in part, upon the membership in the Plan and the related capitation revenue paid to Health Choice.

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

Other

In November 2010, the U.S. Department of Justice (“DOJ”) sent a letter to the Company requesting a 12-month tolling agreement in connection with an investigation into Medicare claims submitted by the Company’s hospitals in connection with the implantation of implantable cardioverter defibrillators (“ICDs”) during the period 2003 to the present. At that time, neither the precise number of procedures, number of claims, nor the hospitals involved were identified by the DOJ. The Company understands that the government is conducting a national initiative with respect to ICD procedures involving a number of healthcare providers and is seeking information in order to determine if ICD implantation procedures were performed in accordance with Medicare coverage requirements. On January 11, 2011, IAS entered into the tolling agreement with the DOJ and, subsequently, the DOJ has provided the Company with a list of 194 procedures involving ICDs at 14 hospitals which are the subject of further medical necessity review by the DOJ. The Company is cooperating fully with the government and, to date, the DOJ has not asserted any claim against its hospitals. The Company believes that at least 125 of these procedure claims were properly documented for medical necessity and billed appropriately. On June 29, 2013, the Company’s outside counsel submitted to the DOJ summary justifications and supporting evidence relating to the medical claims at four of the Company’s hospitals. The Company continues to search for and provide documentary support for the remaining 69 of these cases that could have some likelihood of enforcement by the DOJ. If the Company is unable to place these claims in a non-enforcement or lesser enforcement category, the government may require repayment, which could impose a multiplier. Given the case-specific nature of the claims and the DOJ’s discretion to compromise claims, the Company is unable at this time to estimate any potential repayment obligation related to this matter. The tolling agreement between the Company and the government that was set to expire April 30, 2014 has been extended to August 31, 2014.

On September 25, 2013, the Company voluntarily self-disclosed for resolution through the Self-Referral Disclosure Protocol established by CMS non-compliance by ten of its affiliated hospitals with a certain element of an exception of the Stark Law. Provisions of the Affordable Care Act that became effective on September 23, 2011 require, as an element of the Stark Law’s “whole-hospital” exception, that hospitals having physician ownership disclose such ownership on their public websites and in public advertising. The self-disclosure states that, on August 12, 2013, the Company discovered that the ten Company-affiliated hospitals partially owned by physicians did not consistently make such disclosures. The self-disclosure also states that, on August 13, 2013, the hospitals added the disclosures to those public websites that did not previously have them and began to include the disclosures in new public advertising. The self-disclosure explains that, as a result of the absence of the website and advertising disclosures, the referrals of direct and indirect physician owners (and physicians who are immediate family members of direct and indirect owners) to the physician-owned hospitals of Medicare beneficiaries did not consistently qualify for the Stark Law’s “whole-hospital” exception from September 23, 2011 through August 13, 2013. On October 21, 2013, the Company submitted a supplement to its self-disclosure, reporting Medicare payments to these hospitals for services resulting from referrals affected by the non-

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

compliance and the hospitals’ profit distributions to physicians (and known immediate family members of physicians) with respect to their ownership interests in the hospitals during the same period. The Company has been in communication with CMS about resolving this matter but, at present, CMS has made no commitments, as a general matter or in this case, regarding the timing or substance of resolution of self-disclosed Stark Law noncompliance through the voluntary CMS Self-Referral Disclosure Protocol. As a result, the Company expresses no opinion as to its outcome other than to state that it could take up to one year or longer to resolve and, at this time, any repayment obligation to be determined by CMS is unknown and not currently estimable.

8. SEGMENT INFORMATION

The Company’s reportable operating segments consist of (1) acute care hospitals and related healthcare businesses, collectively and (2) Health Choice. The following is a financial summary by business segment for the periods indicated (in thousands):

	For the Quarter Ended March 31, 2014
	Acute Care	Health Choice	Eliminations	Consolidated

Acute care revenue before provision for bad debts	$571,128	$—	$—	$571,128
Less: Provision for bad debts	(95,992)	—	—	(95,992)

Acute care revenue	475,136	—	—	475,136
Premium revenue	—	172,995	—	172,995
Revenue between segments	3,069	—	(3,069)	—

Net revenue	478,205	172,995	(3,069)	648,131

Salaries and benefits (excludes stock-based compensation)	230,011	7,690	—	237,701
Supplies	81,007	44	—	81,051
Medical claims	—	148,060	(3,069)	144,991
Rentals and leases	18,141	354	—	18,495
Other operating expenses	97,373	7,798	—	105,171
Medicare and Medicaid EHR incentives	(4,013)	—	—	(4,013)

Adjusted EBITDA(1)	55,686	9,049	—	64,735

Interest expense, net	32,890	—	—	32,890
Depreciation and amortization	21,138	1,048	—	22,186
Stock-based compensation	3,493	—	—	3,493
Management fees	1,250	—	—	1,250

Earnings (loss) from continuing operations before loss on disposal of assets and income taxes	(3,085)	8,001	—	4,916
Loss on disposal of assets, net	(476)	—	—	(476)

Earnings (loss) from continuing operations before income taxes	$(3,561)	$8,001	$—	$4,440

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the Quarter Ended March 31, 2013
	Acute Care	Health Choice	Eliminations	Consolidated

Acute care revenue before provision for bad debts	$544,290	$—	$—	$544,290
Less: Provision for bad debts	(85,869)	—	—	(85,869)

Acute care revenue	458,421	—	—	458,421
Premium revenue	—	143,401	—	143,401
Revenue between segments	1,827	—	(1,827)	—

Net revenue	460,248	143,401	(1,827)	601,822

Salaries and benefits (excludes stock-based compensation)	222,895	5,764	—	228,659
Supplies	81,218	48	—	81,266
Medical claims	—	120,400	(1,827)	118,573
Rentals and leases	13,444	404	—	13,848
Other operating expenses	95,427	5,749	—	101,176
Medicare and Medicaid EHR incentives	(5,019)	—	—	(5,019)

Adjusted EBITDA(1)	52,283	11,036	—	63,319

Interest expense, net	33,388	—	—	33,388
Depreciation and amortization	22,861	1,032	—	23,893
Stock-based compensation	862	—	—	862
Management fees	1,250	—	—	1,250

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(6,078)	10,004	—	3,926
Gain on disposal of assets, net	75	—	—	75

Earnings (loss) from continuing operations before income taxes	$(6,003)	$10,004	$—	$4,001

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the Six Months Ended March 31, 2014
	Acute Care	Health Choice	Eliminations	Consolidated

Acute care revenue before provision for bad debts	$1,136,461	$—	$—	$1,136,461
Less: Provision for bad debts	(198,494)	—	—	(198,494)

Acute care revenue	937,967	—	—	937,967
Premium revenue	—	324,714	—	324,714
Revenue between segments	5,277	—	(5,277)	—

Net revenue	943,244	324,714	(5,277)	1,262,681

Salaries and benefits (excludes stock-based compensation)	448,352	14,731	—	463,083
Supplies	162,923	103	—	163,026
Medical claims	—	276,088	(5,277)	270,811
Rentals and leases	36,916	717	—	37,633
Other operating expenses	194,695	15,384	—	210,079
Medicare and Medicaid EHR incentives	(7,443)	—	—	(7,443)

Adjusted EBITDA(1)	107,801	17,691	—	125,492

Interest expense, net	66,050	—	—	66,050
Depreciation and amortization	46,479	2,105	—	48,584
Stock-based compensation	4,354	—	—	4,354
Management fees	2,500	—	—	2,500

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(11,582)	15,586	—	4,004
Gain on disposal of assets, net	768	—	—	768

Earnings (loss) from continuing operations before income taxes	$(10,814)	$15,586	$—	$4,772

Segment assets	$2,340,919	$330,577		$2,671,496

Capital expenditures	$41,713	$491		$42,204

Goodwill	$809,828	$5,757		$815,585

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the Six Months Ended March 31, 2013
	Acute Care	Health Choice	Eliminations	Consolidated

Acute care revenue before provision for bad debts	$1,081,422	$—	$—	$1,081,422
Less: Provision for bad debts	(170,923)	—	—	(170,923)

Acute care revenue	910,499	—	—	910,499
Premium revenue	—	282,255	—	282,255
Revenue between segments	3,394	—	(3,394)	—

Net revenue	913,893	282,255	(3,394)	1,192,754

Salaries and benefits (excludes stock-based compensation)	436,863	11,530	—	448,393
Supplies	161,161	102	—	161,263
Medical claims	—	235,310	(3,394)	231,916
Rentals and leases	25,847	797	—	26,644
Other operating expenses	192,024	11,506	—	203,530
Medicare and Medicaid EHR incentives	(6,383)	—	—	(6,383)

Adjusted EBITDA(1)	104,381	23,010	—	127,391

Interest expense, net	67,216	—	—	67,216
Depreciation and amortization	46,046	2,067	—	48,113
Stock-based compensation	1,999	—	—	1,999
Management fees	2,500	—	—	2,500

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(13,380)	20,943	—	7,563
Gain on disposal of assets, net	168	—	—	168

Earnings (loss) from continuing operations before income taxes	$(13,212)	$20,943	$—	$7,731

Segment assets	$2,369,157	$321,660		$2,690,817

Capital expenditures	$57,309	$97		$57,406

Goodwill	$809,789	$5,757		$815,546

(1)	Adjusted EBITDA represents net earnings from continuing operations before interest expense, income tax expense, depreciation and amortization, stock-based compensation, gain (loss) on disposal of assets and management fees. Management fees represent monitoring and advisory fees paid to TPG, the Company’s majority financial sponsor, and certain other members of IASIS Investment LLC, majority shareholder of IAS. Management routinely calculates and communicates adjusted EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within the healthcare industry to evaluate hospital performance, allocate resources and measure leverage capacity and debt service ability. In addition, the Company uses adjusted EBITDA as a measure of performance for its business segments and for incentive compensation purposes. Adjusted EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net earnings, cash flows generated by operating, investing, or financing activities or other financial statement data presented in the unaudited condensed consolidated financial statements as an indicator of financial performance or liquidity. Adjusted EBITDA, as presented, differs from what is defined under the Company’s senior secured credit facilities and may not be comparable to similarly titled measures of other companies.

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

Summarized unaudited condensed consolidating balance sheets at March 31, 2014 and September 30, 2013, unaudited condensed consolidating statements of operations for the quarters and six months ended March 31, 2014 and 2013, unaudited condensed consolidating statements of comprehensive income for the quarters and six months ended March 31, 2014 and 2013, and unaudited condensed consolidating statements of cash flows for the six months ended March 31, 2014 and 2013, for the Company, segregating the parent company issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, are found below. Prior year amounts have been reclassified to conform to the current year presentation.

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

IASIS Healthcare LLC

Condensed Consolidating Balance Sheet (unaudited)

March 31, 2014

(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$332,339	$9,271	$—	$341,610
Accounts receivable, net	—	98,972	254,199	—	353,171
Inventories	—	15,938	41,794	—	57,732
Deferred income taxes	19,413	—	—	—	19,413
Prepaid expenses and other current assets	—	39,505	130,930	—	170,435

Total current assets	19,413	486,754	436,194	—	942,361

Property and equipment, net	—	237,350	589,091	—	826,441
Intercompany	—	(110,570)	110,570	—	—
Net investment in and advances to subsidiaries	2,071,101	—	—	(2,071,101)	—
Goodwill	7,407	63,094	745,084	—	815,585
Other intangible assets, net	—	7,822	16,500	—	24,322
Other assets, net	24,331	26,057	12,399	—	62,787

Total assets	$2,122,252	$710,507	$1,909,838	$(2,071,101)	$2,671,496

Liabilities and Equity
Current liabilities
Accounts payable	$—	$39,239	$73,268	$—	$112,507
Salaries and benefits payable	—	26,438	36,367	—	62,805
Accrued interest payable	27,485	(3,226)	3,226	—	27,485
Medical claims payable	—	—	62,182	—	62,182
Other accrued expenses and other current liabilities	—	38,788	18,468	—	57,256
Current portion of long-term debt and capital lease obligations	10,071	2,800	23,307	(23,307)	12,871

Total current liabilities	37,556	104,039	216,818	(23,307)	335,106

Long-term debt and capital lease obligations	1,827,830	19,225	536,436	(536,436)	1,847,055
Deferred income taxes	114,802	—	—	—	114,802
Other long-term liabilities	4,940	113,929	595	—	119,464

Total liabilities	1,985,128	237,193	753,849	(559,743)	2,416,427

Non-controlling interests with redemption rights	—	108,179	—	—	108,179

Equity
Member’s equity	137,124	355,369	1,155,989	(1,511,358)	137,124
Non-controlling interests	—	9,766	—	—	9,766

Total equity	137,124	365,135	1,155,989	(1,511,358)	146,890

Total liabilities and equity	$2,122,252	$710,507	$1,909,838	$(2,071,101)	$2,671,496

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

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations (unaudited)

For the Quarter Ended March 31, 2014

(in thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Net revenue
Acute care revenue before provision for bad debts	$—	$154,429	$419,768	$(3,069)	$571,128
Less: Provision for bad debts	—	(22,276)	(73,716)	—	(95,992)

Acute care revenue	—	132,153	346,052	(3,069)	475,136
Premium revenue	—	—	172,995	—	172,995

Net revenue	—	132,153	519,047	(3,069)	648,131

Costs and expenses
Salaries and benefits	3,493	93,555	144,146	—	241,194
Supplies	—	23,930	57,121	—	81,051
Medical claims	—	—	148,060	(3,069)	144,991
Rentals and leases	—	6,338	12,157	—	18,495
Other operating expenses	—	22,989	82,182	—	105,171
Medicare and Medicaid EHR incentives	—	(2,809)	(1,204)	—	(4,013)
Interest expense, net	32,890	—	12,339	(12,339)	32,890
Depreciation and amortization	—	7,952	14,234	—	22,186
Management fees	1,250	(8,791)	8,791	—	1,250
Equity in earnings of affiliates	(19,434)	—	—	19,434	—

Total costs and expenses	18,199	143,164	477,826	4,026	643,215

Earnings (loss) from continuing operations before loss on disposal of assets and income taxes	(18,199)	(11,011)	41,221	(7,095)	4,916
Loss on disposal of assets, net	—	(234)	(242)	—	(476)

Earnings (loss) from continuing operations before income taxes	(18,199)	(11,245)	40,979	(7,095)	4,440
Income tax expense	2,917	—	—	—	2,917

Net earnings (loss) from continuing operations	(21,116)	(11,245)	40,979	(7,095)	1,523
Earnings (loss) from discontinued operations, net of income taxes	2,744	(7,684)	—	—	(4,940)

Net earnings (loss)	(18,372)	(18,929)	40,979	(7,095)	(3,417)
Net earnings attributable to non-controlling interests	—	(2,616)	—	—	(2,616)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(18,372)	$(21,545)	$40,979	$(7,095)	$(6,033)

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations (unaudited)

For the Quarter Ended March 31, 2013

(in thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Net revenue
Acute care revenue before provision for bad debts	$—	$159,671	$386,446	$(1,827)	$544,290
Less: Provision for bad debts	—	(27,940)	(57,929)	—	(85,869)

Acute care revenue	—	131,731	328,517	(1,827)	458,421
Premium revenue	—	—	143,401	—	143,401

Net revenue	—	131,731	471,918	(1,827)	601,822

Costs and expenses
Salaries and benefits	862	83,647	145,012	—	229,521
Supplies	—	23,552	57,714	—	81,266
Medical claims	—	—	120,400	(1,827)	118,573
Rentals and leases	—	4,983	8,865	—	13,848
Other operating expenses	—	22,159	79,017	—	101,176
Medicare and Medicaid EHR incentives	—	(4,245)	(774)	—	(5,019)
Interest expense, net	33,388	—	19,301	(19,301)	33,388
Depreciation and amortization	—	8,262	15,631	—	23,893
Management fees	1,250	(8,178)	8,178	—	1,250
Equity in earnings of affiliates	(19,777)	—	—	19,777	—

Total costs and expenses	15,723	130,180	453,344	(1,351)	597,896

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(15,723)	1,551	18,574	(476)	3,926
Gain on disposal of assets, net	—	70	5	—	75

Earnings (loss) from continuing operations before income taxes	(15,723)	1,621	18,579	(476)	4,001
Income tax expense	2,577	—	—	—	2,577

Net earnings (loss) from continuing operations	(18,300)	1,621	18,579	(476)	1,424
Earnings (loss) from discontinued operations, net of income taxes	227	(774)	—	—	(547)

Net earnings (loss)	(18,073)	847	18,579	(476)	877
Net loss attributable to non-controlling interests	—	351	—	—	351

Net earnings (loss) attributable to IASIS Healthcare LLC	$(18,073)	$1,198	$18,579	$(476)	$1,228

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations (unaudited)

For the Six Months Ended March 31, 2014

(in thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Net revenue
Acute care revenue before provision for bad debts	$—	$310,186	$831,552	$(5,277)	$1,136,461
Less: Provision for bad debts	—	(52,525)	(145,969)	—	(198,494)

Acute care revenue	—	257,661	685,583	(5,277)	937,967
Premium revenue	—	—	324,714	—	324,714

Net revenue	—	257,661	1,010,297	(5,277)	1,262,681

Costs and expenses
Salaries and benefits	4,354	181,057	282,026	—	467,437
Supplies	—	47,487	115,539	—	163,026
Medical claims	—	—	276,088	(5,277)	270,811
Rentals and leases	—	13,182	24,451	—	37,633
Other operating expenses	—	47,361	162,718	—	210,079
Medicare and Medicaid EHR incentives	—	(2,978)	(4,465)	—	(7,443)
Interest expense, net	66,050	—	24,584	(24,584)	66,050
Depreciation and amortization	—	20,216	28,368	—	48,584
Management fees	2,500	(17,229)	17,229	—	2,500
Equity in earnings of affiliates	(54,378)	—	—	54,378	—

Total costs and expenses	18,526	289,096	926,538	24,517	1,258,677

Earnings (loss) from continuing operations before gain (loss) on disposal of assets and income taxes	(18,526)	(31,435)	83,759	(29,794)	4,004
Gain (loss) on disposal of assets, net	—	980	(212)	—	768

Earnings (loss) from continuing operations before income taxes	(18,526)	(30,455)	83,547	(29,794)	4,772
Income tax expense	3,867	—	—	—	3,867

Net earnings (loss) from continuing operations	(22,393)	(30,455)	83,547	(29,794)	905
Earnings (loss) from discontinued operations, net of income taxes	(3,022)	7,690	—	—	4,668

Net earnings (loss)	(25,415)	(22,765)	83,547	(29,794)	5,573
Net earnings attributable to non-controlling interests	—	(6,404)	—	—	(6,404)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(25,415)	$(29,169)	$83,547	$(29,794)	$(831)

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations (unaudited)

For the Six Months Ended March 31, 2013

(in thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Net revenue
Acute care revenue before provision for bad debts	$—	$313,684	$771,132	$(3,394)	$1,081,422
Less: Provision for bad debts	—	(55,957)	(114,966)	—	(170,923)

Acute care revenue	—	257,727	656,166	(3,394)	910,499
Premium revenue	—	—	282,255	—	282,255

Net revenue	—	257,727	938,421	(3,394)	1,192,754

Costs and expenses
Salaries and benefits	1,999	163,465	284,928	—	450,392
Supplies	—	46,661	114,602	—	161,263
Medical claims	—	—	235,310	(3,394)	231,916
Rentals and leases	—	9,564	17,080	—	26,644
Other operating expenses	—	44,912	158,618	—	203,530
Medicare and Medicaid EHR incentives	—	(4,533)	(1,850)	—	(6,383)
Interest expense, net	67,216	—	32,355	(32,355)	67,216
Depreciation and amortization	—	16,777	31,336	—	48,113
Management fees	2,500	(16,249)	16,249	—	2,500
Equity in earnings of affiliates	(48,383)	—	—	48,383	—

Total costs and expenses	23,332	260,597	888,628	12,634	1,185,191

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(23,332)	(2,870)	49,793	(16,028)	7,563
Gain on disposal of assets, net	—	155	13	—	168

Earnings (loss) from continuing operations before income taxes	(23,332)	(2,715)	49,806	(16,028)	7,731
Income tax expense	4,166	—	—	—	4,166

Net earnings (loss) from continuing operations	(27,498)	(2,715)	49,806	(16,028)	3,565
Earnings (loss) from discontinued operations, net of income taxes	(1,160)	2,540	—	—	1,380

Net earnings (loss)	(28,658)	(175)	49,806	(16,028)	4,945
Net earnings attributable to non-controlling interests	—	(1,248)	—	—	(1,248)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(28,658)	$(1,423)	$49,806	$(16,028)	$3,697

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

IASIS Healthcare LLC

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the Quarter Ended March 31, 2014 (unaudited)

(In Thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Net earnings (loss)	$(18,372)	$(18,929)	$40,979	$(7,095)	$(3,417)
Other comprehensive income
Change in fair value of highly effective interest rate hedges	554	—	—	—	554

Other comprehensive income before income taxes	554	—	—	—	554
Change in income tax expense	(206)	—	—	—	(206)

Other comprehensive income, net of income taxes	348	—	—	—	348

Comprehensive income (loss)	(18,024)	(18,929)	40,979	(7,095)	(3,069)
Net earnings attributable to non-controlling interests	—	(2,616)	—	—	(2,616)

Comprehensive income (loss) attributable to IASIS Healthcare LLC	$(18,024)	$(21,545)	$40,979	$(7,095)	$(5,685)

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

IASIS Healthcare LLC

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the Quarter Ended March 31, 2013 (unaudited)

(In Thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Net earnings (loss)	$(18,073)	$847	$18,579	$(476)	$877
Other comprehensive income
Change in fair value of highly effective interest rate hedges	7	—	—	—	7

Other comprehensive income before income taxes	7	—	—	—	7
Change in income tax benefit	(3)	—	—	—	(3)

Other comprehensive income, net of income taxes	4	—	—	—	4

Comprehensive income (loss)	(18,069)	847	18,579	(476)	881
Net loss attributable to non-controlling interests	—	351	—	—	351

Comprehensive income (loss) attributable to IASIS Healthcare LLC	$(18,069)	$1,198	$18,579	$(476)	$1,232

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

IASIS Healthcare LLC

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the Six Months Ended March 31, 2014 (unaudited)

(In Thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Net earnings (loss)	$(25,415)	$(22,765)	$83,547	$(29,794)	$5,573
Other comprehensive income
Change in fair value of highly effective interest rate hedges	978	—	—	—	978

Other comprehensive income before income taxes	978	—	—	—	978
Change in income tax expense	(363)	—	—	—	(363)

Other comprehensive income, net of income taxes	615	—	—	—	615

Comprehensive income (loss)	(24,800)	(22,765)	83,547	(29,794)	6,188
Net earnings attributable to non-controlling interests	—	(6,404)	—	—	(6,404)

Comprehensive income (loss) attributable to IASIS Healthcare LLC	$(24,800)	$(29,169)	$83,547	$(29,794)	$(216)

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

IASIS Healthcare LLC

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the Six Months Ended March 31, 2013 (unaudited)

(In Thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Net earnings (loss)	$(28,658)	$(175)	$49,806	$(16,028)	$4,945
Other comprehensive loss
Change in fair value of highly effective interest rate hedges	(110)	—	—	—	(110)

Other comprehensive loss before income taxes	(110)	—	—	—	(110)
Change in income tax benefit	40	—	—	—	40

Other comprehensive loss, net of income taxes	(70)	—	—	—	(70)

Comprehensive income (loss)	(28,728)	(175)	49,806	(16,028)	4,875
Net earnings attributable to non-controlling interests	—	(1,248)	—	—	(1,248)

Comprehensive income (loss) attributable to IASIS Healthcare LLC	$(28,728)	$(1,423)	$49,806	$(16,028)	$3,627

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

IASIS Healthcare LLC

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended March 31, 2014 (unaudited)

(In Thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities
Net earnings (loss)	$(25,415)	$(22,765)	$83,547	$(29,794)	$5,573
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	20,216	28,368	—	48,584
Amortization of loan costs	3,706	—	—	—	3,706
Amortization of deferred gain on sale-leaseback	(1,248)	—	—	—	(1,248)
Stock-based compensation	4,354	—	—	—	4,354
Deferred income taxes	2,941	—	—	—	2,941
Loss (gain) on disposal of assets, net	—	(980)	212	—	(768)
Loss (earnings) from discontinued operations, net	3,022	(7,690)	—	—	(4,668)
Equity in earnings of affiliates	(54,378)	—	—	54,378	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	—	(11,812)	(7,061)	—	(18,873)
Inventories, prepaid expenses and other current assets	—	(12,086)	(30,870)	—	(42,956)
Accounts payable, other accrued expenses and other accrued liabilities	(1,012)	(285)	(219)	—	(1,516)
Income taxes and other transaction costs payable related to sale-leaseback of real estate	(18,901)	(1,048)	(2,321)	—	(22,270)

Net cash provided by (used in) operating activities — continuing operations	(86,931)	(36,450)	71,656	24,584	(27,141)
Net cash used in operating activities — discontinued operations	—	(7,059)	—	—	(7,059)

Net cash provided by (used in) operating activities	(86,931)	(43,509)	71,656	24,584	(34,200)

Cash flows from investing activities
Purchases of property and equipment	—	(24,376)	(17,828)	—	(42,204)
Cash paid for acquisitions, net	—	(1,038)	—	—	(1,038)
Proceeds from sale of assets	—	1,496	11	—	1,507
Change in other assets, net	—	(946)	1,303	—	357
Other, net	—	(2,724)	(301)	—	(3,025)

Net cash used in investing activities — continuing operations	—	(27,588)	(16,815)	—	(44,403)
Net cash provided by investing activities — discontinued operations	—	384	—	—	384

Net cash used in investing activities	—	(27,204)	(16,815)	—	(44,019)

Cash flows from financing activities
Payment of debt and capital lease obligations	(5,339)	(92)	(1,420)	—	(6,851)
Distributions to non-controlling interests	—	(11,046)	—	—	(11,046)
Cash paid for the repurchase of non-controlling interests	—	(405)	—	—	(405)
Change in intercompany balances with affiliates, net	92,270	(15,452)	(52,234)	(24,584)	—

Net cash provided by (used in) financing activities	86,931	(26,995)	(53,654)	(24,584)	(18,302)

Change in cash and cash equivalents	—	(97,708)	1,187	—	(96,521)
Cash and cash equivalents at beginning of period	—	430,047	8,084	—	438,131

Cash and cash equivalents at end of period	$—	$332,339	$9,271	$—	$341,610

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

IASIS Healthcare LLC

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended March 31, 2013 (unaudited)

(In Thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities
Net earnings (loss)	$(28,658)	$(175)	$49,806	$(16,028)	$4,945
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	16,777	31,336	—	48,113
Amortization of loan costs	3,907	—	—	—	3,907
Stock-based compensation	1,999	—	—	—	1,999
Deferred income taxes	4,960	—	—	—	4,960
Income tax benefit from stock-based compensation	16	—	—	—	16
Gain on disposal of assets, net	—	(155)	(13)	—	(168)
Loss (earnings) from discontinued operations, net	1,160	(2,540)	—	—	(1,380)
Equity in earnings of affiliates	(48,383)	—	—	48,383	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	—	(9,140)	(13,906)	—	(23,046)
Inventories, prepaid expenses and other current assets	—	(13,522)	13,469	—	(53)
Accounts payable, other accrued expenses and other accrued liabilities	97	14,939	(32,553)	—	(17,517)

Net cash provided by (used in) operating activities — continuing operations	(64,902)	6,184	48,139	32,355	21,776
Net cash provided by operating activities — discontinued operations	—	5,121	—	—	5,121

Net cash provided by (used in) operating activities	(64,902)	11,305	48,139	32,355	26,897

Cash flows from investing activities
Purchases of property and equipment	—	(29,918)	(27,488)	—	(57,406)
Cash paid for acquisitions, net	—	—	(1,088)	—	(1,088)
Proceeds from sale of assets	—	2	12	—	14
Change in other assets, net	—	2,166	(4,167)	—	(2,001)

Net cash used in investing activities — continuing operations	—	(27,750)	(32,731)	—	(60,481)
Net cash used in investing activities — discontinued operations	—	(3,591)	—	—	(3,591)

Net cash used in investing activities	—	(31,341)	(32,731)	—	(64,072)

Cash flows from financing activities
Payment of debt and capital lease obligations	(5,080)	325	(1,733)	—	(6,488)
Debt financing costs incurred	(1,024)	—	—	—	(1,024)
Distributions to non-controlling interests	—	(4,601)	—	—	(4,601)
Cash received for the sale of non-controlling interests	—	848	—	—	848
Cash paid for the repurchase of non-controlling interest	—	(442)	—	—	(442)
Change in intercompany balances with affiliates	71,006	(19,265)	(19,386)	(32,355)	—

Net cash provided by (used in) financing activities	64,902	(23,135)	(21,119)	(32,355)	(11,707)

Change in cash and cash equivalents	—	(43,171)	(5,711)	—	(48,882)
Cash and cash equivalents at beginning of period	—	39,219	9,663	—	48,882

Cash and cash equivalents at end of period	$—	$(3,952)	$3,952	$—	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements, the notes to our unaudited condensed consolidated financial statements and the other financial information appearing elsewhere in this report. Data for the quarters and six months ended March 31, 2014 and 2013, have been derived from our unaudited condensed consolidated financial statements. References herein to “we,” “our” and “us” are to IASIS Healthcare LLC and its subsidiaries. References herein to “IAS” are to IASIS Healthcare Corporation, our parent company.

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

EXECUTIVE OVERVIEW

We are a leading provider of high quality, affordable healthcare services primarily in high-growth urban and suburban markets. As of March 31, 2014, we owned or leased 16 acute care hospital facilities and one behavioral health hospital, with a total of 3,778 licensed beds, several outpatient service facilities, and more than 139 physician clinics. We operate our hospitals with a strong community focus by offering and developing healthcare services targeted to the needs of the markets we serve, promoting strong relationships with physicians and working with local managed care plans. We operate in various regions, including:

•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	five cities in Texas, including Houston and San Antonio;

•	West Monroe, Louisiana; and

•	Las Vegas, Nevada.

We also own and operate Health Choice, a provider-owned, managed care organization and insurer that delivers healthcare services to over 227,000 members through multiple health plans, integrated delivery systems and managed care solutions. The Plan is headquartered in Phoenix, Arizona.

Significant Industry Trends

The following sections discuss recent trends that we believe are significant factors in our current and/or future operating results and cash flows. Certain of these trends apply to the entire acute care hospital industry, while others may apply to us more specifically. These trends could be short-term in nature or could require long-term attention and resources. While these trends may involve certain factors that are outside of our control, the extent to which these trends affect our hospitals and health plan operations and our ability to manage the impact of these trends play vital roles in our current and future success. In many cases, we are unable to predict what impact, if any, these trends will have on us.

The Impact of Health Reform

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”) expands coverage of previously uninsured individuals, largely through expansion of Medicaid coverage and establishment of insurance exchanges (“Exchanges”) where individuals may purchase coverage. The Health Reform Law also contains an “individual mandate” that imposes financial penalties on individuals who fail to carry health insurance and employers that do not provide health insurance. In addition, the Health Reform Law reforms certain aspects of health insurance, reduces government reimbursement rates, expands existing efforts to tie Medicare and Medicaid payments to performance and quality, places restrictions on physician-owned hospitals and contains provisions intended to strengthen fraud and abuse enforcement.

As of April 15, 2014, the federal government has released information indicating that approximately 8.5 million individuals have enrolled in healthcare coverage through the Exchanges. Of those enrolled, the federal government states that approximately 80% of those have paid the related premiums, and 83% have selected plans including financial assistance. While the most significant provisions of the Health Reform Law that result in reducing the number of uninsured individuals generally became effective January 1, 2014, the employer mandate, which requires companies with 50 or more employees to provide health insurance or pay fines, as well as insurer reporting requirements, has been delayed until January 1, 2015. For employers with 50 to 99 employees, this requirement has been further delayed until January 1, 2016. Additionally, a number of state governors and legislatures, including Texas and Louisiana, have chosen not to participate in the expanded Medicaid program at this time; however, these states could choose to implement the expansion at a later date. While some states have currently chosen not to participate, other states such as Arizona and Nevada have expanded their Medicaid programs. Additionally, other states, such as Arkansas, have chosen to participate or are considering participating through “private option” programs that would provide funds to low-income individuals to purchase private insurance. These “private option” programs are subject to federal approval.

Because of the many variables involved, including the law’s complexity, the lack of implementing regulations or interpretive guidance for all of its provisions, gradual and partially delayed implementation, possible reductions in funding by the U.S. Congress (“Congress”) and future reductions in Medicare and Medicaid reimbursement, the impact of the Health Reform Law, including how individuals and businesses will respond to the new choices and obligations under the law, is not yet fully known. We believe, however, that trends toward pay-for-performance reimbursement models focused on quality and cost control, which are encouraged by the Health Reform Law, are taking hold among private health insurers and will continue to do so.

Two Midnight Rule

In the Medicare program’s hospital inpatient prospective payment system (“IPPS”) final rule for federal fiscal year 2014, the Centers for Medicare and Medicaid Services (“CMS”) issued the “two midnight rule,” which revised its longstanding guidance to hospitals and physicians relating to when hospital inpatient admissions are deemed to be reasonable and necessary for payment under Medicare Part A. Under the two midnight rule, in addition to services that are designated as inpatient-only, surgical procedures, diagnostic tests and other treatments are generally appropriate for inpatient hospital admission and payment under Medicare Part A when the physician (i) expects the beneficiary to require a stay that crosses at least two midnights and (ii) admits the beneficiary to the hospital based upon that expectation. Conversely, hospital stays in which the physician expects the beneficiary to require care that spans less than two midnights are generally inappropriate for payment under Medicare Part A, and should be treated and billed as outpatient services under Part B.

While the IPPS final rule for federal fiscal year 2014 became effective on October 1, 2013, CMS initially indicated that, for a period of 90 days after the effective date of the rule, it would not permit recovery auditors and other Medicare review contractors to review inpatient admissions of one midnight or less that began between October 1, 2013 and December 31, 2013. CMS subsequently extended that delay to inpatient admissions that occur on or prior to September 30, 2014. CMS did, however, instruct Medicare Administrative Contractors (“MACs”) to review, on a pre-payment basis, a small sample (approximately 10 – 25) of inpatient hospital claims relating to admissions that occur between March 31, 2014 and September 30, 2014, and that span less than two midnights after admission in order to determine each hospital’s compliance with the new inpatient admission and medical review criteria. Hospitals can rebill denied inpatient hospital admissions in accordance with the rule.

On April 1, 2014, President Obama signed the Protecting Access to Medicare Act of 2014 (the “PAM Act”) into law. Among other things, the PAM Act extends the delay of the enforcement of the two midnight rule by recovery auditor and other Medicare review contractors through March 31, 2015, and authorizes CMS to continue to allow MACs to review, on a pre-payment basis, a small sample of inpatient hospital claims relating to admissions that span less than two midnights and that occur between March 31, 2014, and March 31, 2015, in order to determine hospital compliance with the new inpatient admission and medical review criteria.

We cannot predict whether Congress or CMS will further delay the review of inpatient admissions of one midnight or less by recovery auditors or other Medicare review contractors, the impact that any such reviews will have on our business and results of operations, or when they are allowed by CMS. In addition, legislation has been introduced in Congress that, among other things, would both generally prohibit Medicare review contractors from denying claims due to the length of a patient’s stay or a determination that services could have been provided in an outpatient setting and require CMS to develop a new payment methodology for services that are provided during short inpatient hospital stays. Federal lawsuits have also been filed challenging the two midnight rule primarily on the grounds that the implementation of the rule itself, and the payment reduction associated with the rule (i.e., 0.2% IPPS payment reduction to hospitals) violate the Administrative Procedure Act. We cannot predict whether the legislation that has been introduced in Congress will be adopted or, if adopted, the amount of reimbursement that would be paid under any alternative payment methodology that is developed by CMS. We also cannot predict whether the federal court challenges to the two midnight rule will be successful.

Budget Control Act and Sequestration

The Budget Control Act of 2011 (the “BCA”) increased the nation’s borrowing authority and takes steps to reduce federal spending and the deficit. The deficit reduction portion of the BCA imposes caps, which began in federal fiscal year 2012, that reduce discretionary spending by more than $900 billion over ten years. The BCA also requires automatic spending reductions of $1.2 trillion for federal fiscal years 2013 through 2021, minus any deficit reductions enacted by Congress and debt service costs. The spending reductions have been extended through 2024. These automatic spending reductions are commonly referred to as “sequestration.” The spending reductions are split evenly between defense and non-defense discretionary spending, although certain programs (including Medicaid and Children’s Health Insurance Programs (“CHIP”)), are exempt from these automatic spending reductions, and Medicare expenditures cannot be reduced by more than two percent. Sequestration began on March 1, 2013, with CMS imposing a two percent reduction on Medicare claims beginning April 1, 2013. We are unable to predict what other deficit reduction initiatives may be proposed by the President or Congress or whether the President and the Congress will restructure or suspend sequestration. It is possible that changes in the law to end or restructure sequestration will result in greater spending reductions than currently required by the BCA.

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

Texas

The Texas legislature and the Texas Health and Human Services Commission (“THHSC”) recommended expanding Medicaid managed care enrollment in the state, and in December 2011, CMS approved a five-year Medicaid waiver that: (1) allows Texas to expand its Medicaid managed care program while preserving hospital funding; (2) provides incentive payments for improvements in healthcare delivery; and (3) directs more funding to hospitals that serve large numbers of uninsured patients. Certain of our acute care hospitals currently receive supplemental Medicaid reimbursement, including reimbursement from programs for participating private hospitals that enter into indigent care affiliation agreements with public hospitals or county governments in the state of Texas. Under the CMS-approved programs, affiliated hospitals, including our Texas hospitals, have expanded the community healthcare safety net by providing indigent healthcare services. Revenue recognized under these Texas private supplemental Medicaid reimbursement programs for the quarters and six months ended March 31, 2014 and 2013, was $18.0 million and $36.0 million, respectively, compared to $14.2 million and $29.3 million in the prior year periods. Under the Medicaid waiver, funds are distributed to participating hospitals based upon both the costs associated with providing care to individuals without third party coverage and the investment made to support coordinating care and quality improvements that transform the local communities’ care delivery systems. The responsibility to coordinate and develop plans that address the concerns of the local delivery care systems, including improved access, quality, cost effectiveness and coordination will be controlled primarily by government-owned public hospitals that serve the surrounding geographic areas. Complexities of the underlying methodologies in determining the funding for the state’s Medicaid supplemental reimbursement programs, along with a lack of sufficient resources at THHSC to administer the programs, has resulted in a delay in related reimbursements. As of March 31, 2014, we had $84.1 million in receivables due to our Texas hospitals in connection with these supplemental Medicaid reimbursement programs, including amounts due under the Texas Medicaid Disproportionate Share Hospital program (“Texas Medicaid DSH”).

The THHSC has released proposed rules to change the Texas Medicaid DSH methodology for the state’s fiscal year 2014 and 2015. While changes to the Texas Medicaid DSH methodology have been proposed, details regarding its computation for the state’s upcoming fiscal year have not yet been finalized. Because deliberations regarding the Texas Medicaid DSH program are ongoing, we are unable to estimate the financial impact, if any, that proposed program changes may have on our results of operations. Texas has appropriated $160.0 million for fiscal year 2014 and $140.0 million for fiscal year 2015 to stabilize and improve the Texas Medicaid DSH program, including providing rate adjustments to recognize improvements in quality of patient care, the most appropriate use of care, and patient outcomes. These appropriations provide that the funding is contingent on “measurable progress” by THHSC toward a long-term plan. Funds appropriated for in 2015 may not be spent before the plan is finalized. During the quarter and six months ended March 31, 2014, we recognized $7.5 million and $15.0 million, respectively, in Texas Medicaid DSH revenues, compared to $7.1 million and $14.3 million in the prior year periods.

Arizona

Beginning in July 2011, in an effort to control its budgeted expenditures and balance its budget, the state of Arizona implemented a plan to reduce its eligible Medicaid beneficiaries, particularly childless adults. Following implementation of this plan by the state of Arizona, Health Choice experienced a significant decline through the end of our fiscal year 2013 in its enrollees, premium revenue and earnings.

Effective January 1, 2014, Arizona expanded its Medicaid program under the Health Reform Law, which includes increased eligibility for adults, children and pregnant women, and the restoration of eligibility to childless adults that was previously eliminated. The expansion of the state’s Medicaid program under the Health Reform Law could potentially result in the addition of approximately 370,000 people to its Medicaid rolls. As a result of the Medicaid expansion, enrollment at Health Choice increased 8.6% for the quarter ended March 31, 2014, compared to the prior year quarter. In addition, in connection with the expanded Medicaid coverage, the state implemented a provider assessment effective January 1, 2014, to fund a portion of the expanded eligibility related to the childless adult population. During the quarter ended March 31, 2014, we incurred $1.7 million in provider tax assessments.

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

As we continue to focus on our physician alignment and integration strategies, we face significant competition for skilled physicians in certain of our markets as more hospital providers adopt a physician staffing model approach, coupled with a general shortage of physicians across most specialties. This increased competition has resulted in efforts by managed care organizations to align with certain provider networks in the markets in which we operate. In response, we have formed our own provider networks in certain markets that include both employed and non-affiliated physicians, providing the infrastructure through which we are able to contract more efficiently with commercial payors, position ourselves for value based reimbursement and promote clinical integration. While we expect that employing physicians provides relief on cost pressures associated with on-call coverage and other professional fees, we anticipate the addition of new employed physicians would result in increased labor and other start-up related costs as we integrated the physicians and their related support staff into our healthcare delivery systems.

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

Uncompensated Care

While the amount of uncompensated care, including discounts to the uninsured, bad debts and charity care, we deliver to the communities we serve continues to remain high in comparison to historical levels, we have experienced some improvement during the quarter and six months ended March 31, 2014. During the quarter ended March 31, 2014, our uncompensated care as a percentage of acute care revenue was 21.5%, compared to 23.8% in the prior year quarter. During the six months ended March 31, 2014, our uncompensated care as a percentage of acute care revenue was 23.1%, compared to 24.0% in the prior year period.

We believe the improvement in our uncompensated care as a percentage of acute care revenue can be attributed primarily to the impact of Medicaid expansion in the state of Arizona, which has resulted in lower self-pay volume and revenue for quarter and six months ended March 31, 2014, compared to the same prior year periods. During the quarter ended March 31, 2014, our self-pay admissions represented 6.8% of our total admissions, compared to 7.8% in the prior year quarter. During the six months ended March 31, 2014, our self-pay admissions represented 7.5% of our total admissions, compared to 7.9% in the prior year period. The improvement in our uncompensated care as a percentage of acute care revenue has been mitigated somewhat by the higher acuity levels at which self-pay patients are presenting for treatment through our emergency rooms.

We would expect uninsured volumes to continue to decrease in the near future as the impact of the Health Reform Law is fully realized, which includes the implementation of Exchanges and the expansion of Medicaid programs in certain of the states in which we operate. However, if we do experience growth in uninsured volume and revenue, our uncompensated care may increase and our results of operations could be adversely affected.

The percentages of our insured and uninsured net hospital receivables are summarized as follows:

	March 31, 2014	September 30, 2013
Insured receivables	80.5%	77.2%
Uninsured receivables	19.5%	22.8%

Total	100.0%	100.0%

The percentages of hospital receivables in summarized aging categories are as follows:

	March 31, 2014	September 30, 2013
0 to 90 days	60.6%	61.0%
91 to 180 days	18.6%	20.7%
Over 180 days	20.8%	18.3%

Total	100.0%	100.0%

Adoption of Electronic Health Records (“EHR”)

The American Recovery and Reinvestment Act of 2009 (“ARRA”) included approximately $26.0 billion in funding for various healthcare information technology (“IT”) initiatives, including Medicare and Medicaid incentives for eligible hospitals and professionals to adopt and meaningfully use certified EHR technology (“EHR Incentive Programs”). In addition, eligible providers that fail to demonstrate meaningful use of certified EHR technology will be subject to reduced payments from Medicare, beginning in federal fiscal year 2015 for eligible hospitals and calendar year 2015 for eligible professionals. Implementation of the EHR Incentive Programs has been divided into three stages with increasing requirements for participation. Stage 1 requires providers to meet meaningful use objectives specified by CMS, which include electronically capturing health information in structured format, tracking key clinical conditions for coordination of care purposes, implementing clinical decision support tools to facilitate disease and medication management, using EHRs to engage patients and families, and reporting clinical quality measures and public health information. Our hospitals, as well as a number of our physician clinics, substantially met the Stage 1 requirements in our fiscal year 2012. Stage 2 introduces several new meaningful use measures, as well as imposes stricter requirements on certain existing Stage 1 measures. Providers must achieve meaningful use under the Stage 1 criteria before advancing to Stage 2 and are required to meet the criteria for the applicable stage based on their first year of attesting to meaningful use. Our hospitals and physician clinics whose first payment year was 2011 and 2012 are required to meet Stage 2 criteria beginning in 2014. Though we expect to continue to incur certain non-productive and other operating costs, as well as additional investments in hardware and software, we believe our historical investments in advanced clinical and other information systems, as well as quality of care programs, provides a solid platform to build upon for timely compliance with the healthcare IT initiatives and requirements of ARRA. During the quarter and six months ended March 31, 2014, we recognized Medicare and Medicaid EHR incentives totaling $4.0 million and $7.4 million, respectively, compared to $5.0 million and $6.4 million in the prior year periods.

Revenue and Volume Trends

Total net revenue for the quarter ended March 31, 2014, increased 7.7% to $648.1 million, compared to $601.8 million in the prior year quarter. Total net revenue for the six months ended March 31, 2014, increased 5.9% to $1.26 billion, compared to $1.19 billion in the prior year quarter. Total net revenue is comprised of acute care revenue, which is recorded net of the provision for bad debts, and premium revenue. Acute care revenue contributed $16.7 million to the increase in total net revenue for the quarter ended March 31, 2014, compared to the prior year quarter, while premium revenue at Health Choice contributed $29.6 million for the same period. Acute care revenue contributed $27.5 million to the increase in total net revenue for the six month ended March 31, 2014, compared to the prior year period, while premium revenue at Health Choice contributed $42.5 million for the same period.

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

Admissions decreased 3.6% and 3.9% for the quarter and six months ended March 31, 2014, respectively, compared to the same prior year periods. This decrease is reflective of an industry-wide decline in inpatient utilization, a continued shift towards outpatient services. In addition, respiratory or flu-related volumes declined in the quarter and six months ended March 31, 2014, as compared to the same prior year periods. Adjusted admissions decreased 0.2% for both the quarter and six months ended March 31, 2014, compared to the same prior year periods. For the quarter ended March 31, 2014, our volume was positively impacted by a 2.2% increase in outpatient surgeries, offset by a 1.3% decline in inpatient surgeries and a 0.5% decline in emergency room visits, all compared to the prior year quarter. For the six months ended March 31, 2014, our volume was positively impacted by a 5.5% increase in outpatient surgeries, offset by a 2.2% decline in inpatient surgeries and a 2.9% decline in emergency room visits, all compared to the same prior year period.

The following table provides the sources of our hospitals’ gross patient revenue by payor:

	Quarter Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Medicare	29.0%	29.6%	28.2%	28.8%
Managed Medicare	14.9%	15.0%	14.7%	14.1%
Medicaid and managed Medicaid	21.4%	20.6%	20.9%	21.3%
Managed care and other	28.7%	28.0%	29.7%	28.9%
Self-pay	6.0%	6.8%	6.5%	6.9%

Total	100%	100%	100%	100%

The following table provides the sources of our hospitals’ net patient revenue by payor before the provision for bad debts:

	Quarter Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Medicare	21.5%	22.0%	20.8%	21.7%
Managed Medicare	10.0%	10.7%	10.1%	10.1%
Medicaid and managed Medicaid	13.2%	11.8%	12.4%	12.3%
Managed care and other	38.2%	37.0%	38.6%	37.6%
Self-pay	17.1%	18.5%	18.1%	18.3%

Total	100%	100%	100%	100%

During the quarter ended March 31, 2014, we began to experience a shift in our payor mix from self-pay to Medicaid and managed Medicaid. This shift is primarily the result of Arizona’s expansion of its Medicaid program, which became effective January 1, 2014.

Net patient revenue per adjusted admission, which includes the impact of the provision for bad debts, increased 4.0% and 3.4% for the quarter and six months ended March 31, 2014, compared to the same prior year periods.

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

Premium revenue generated by Health Choice represented 26.7% and 25.7% of our consolidated net revenue for the quarter and six months ended March 31, 2014, respectively, compared to 23.8% and 23.7% in the same prior year periods.

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

SELECTED OPERATING DATA

The following table sets forth certain unaudited operating data from continuing operations for each of the periods presented.

	Quarter Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Acute Care
Number of acute care hospital facilities at end of period	16	16	16	16
Licensed beds at end of period (1)	3,778	3,804	3,778	3,804
Average length of stay (days) (2)	5.22	5.18	5.18	5.10
Occupancy rates (average beds in service)	51.7%	52.8%	50.2%	51.0%
Admissions (3)	26,951	27,968	53,331	55,488
Adjusted admissions (4)	47,647	47,754	95,431	95,580
Patient days (5)	140,812	145,009	276,435	283,051
Adjusted patient days (4)	248,944	247,594	494,656	487,563
Net patient revenue per adjusted admission (6)	$9,840	$9,459	$9,691	$9,368
Health Choice
Covered lives (7)	207,174	186,128	207,174	186,128
Medical loss ratio (8)	85.6%	84.0%	85.0%	83.4%

(1)	Includes St. Luke’s Behavioral Hospital in Phoenix, Arizona.
(2)	Represents the average number of days that a patient stayed in our hospitals.
(3)	Represents the total number of patients admitted to our hospitals for stays in excess of 23 hours. Management and investors use this number as a general measure of inpatient volume.
(4)	Adjusted admissions and adjusted patient days are general measures of combined inpatient and outpatient volume. We compute adjusted admissions/patient days by multiplying admissions/patient days by gross patient revenue and then dividing that number by gross inpatient revenue.
(5)	Represents the number of days our beds were occupied by inpatients over the period.
(6)	Includes the impact of the provision for bad debts as a component of revenue.
(7)	Represents total lives enrolled across all health plan product lines. Includes dual-eligible lives, which are members eligible for Medicare and Medicaid benefits, under Health Choice’s contract with CMS to provide coverage as a MAPD SNP totaling 7,107 and 4,154 as of March 31, 2014 and 2013, respectively.
(8)	Represents medical claims expense as a percentage of premium revenue, including claims paid to our hospitals.

RESULTS OF OPERATIONS SUMMARY

Consolidated

The following table sets forth, for the periods presented, our results of consolidated operations expressed in dollar terms and as a percentage of net revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended March 31, 2014		Quarter Ended March 31, 2013		Six Months Ended March 31, 2014		Six Months Ended March 31, 2013
($ in thousands):	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage

Net revenue
Acute care revenue before provision for bad debts	$571,128		$544,290		$1,136,461		$1,081,422
Less: Provision for bad debts	(95,992)		(85,869)		(198,494)		(170,923)

Acute care revenue	475,136	73.3%	458,421	76.2%	937,967	74.3%	910,499	76.3%
Premium revenue	172,995	26.7%	143,401	23.8%	324,714	25.7%	282,255	23.7%

Net revenue	648,131	100.0%	601,822	100.0%	1,262,681	100.0%	1,192,754	100.0%
Costs and expenses
Salaries and benefits	241,194	37.2%	229,521	38.1%	467,437	37.0%	450,392	37.8%
Supplies	81,051	12.5%	81,266	13.5%	163,026	12.9%	161,263	13.5%
Medical claims	144,991	22.4%	118,573	19.7%	270,811	21.5%	231,916	19.4%
Rentals and leases	18,495	2.9%	13,848	2.3%	37,633	3.0%	26,644	2.2%
Other operating expenses	105,171	16.2%	101,176	16.8%	210,079	16.6%	203,530	17.1%
Medicare and Medicaid EHR incentives	(4,013)	(0.6%)	(5,019)	(0.8%)	(7,443)	(0.6%)	(6,383)	(0.5%)
Interest expense, net	32,890	5.1%	33,388	5.5%	66,050	5.2%	67,216	5.6%
Depreciation and amortization	22,186	3.3%	23,893	4.0%	48,584	3.9%	48,113	4.0%
Management fees	1,250	0.2%	1,250	0.2%	2,500	0.2%	2,500	0.3%

Total costs and expenses	643,215	99.2%	597,896	99.3%	1,258,677	99.7%	1,185,191	99.4%
Earnings from continuing operations before gain (loss) on disposal of assets and income taxes	4,916	0.8%	3,926	0.7%	4,004	0.3%	7,563	0.6%
Gain (loss) on disposal of assets, net	(476)	(0.1%)	75	0.0%	768	0.1%	168	0.0%

Earnings from continuing operations before income taxes	4,440	0.7%	4,001	0.7%	4,772	0.4%	7,731	0.6%
Income tax expense	2,917	0.5%	2,577	0.4%	3,867	0.3%	4,166	0.3%

Net earnings from continuing operations	1,523	0.2%	1,424	0.3%	905	0.1%	3,565	0.3%
Earnings (loss) from discontinued operations, net of income taxes	(4,940)	(0.7%)	(547)	(0.1%)	4,668	0.3%	1,380	0.1%

Net earnings (loss)	(3,417)	(0.5%)	877	0.2%	5,573	0.4%	4,945	0.4%
Net (earnings) loss attributable to non-controlling interests	(2,616)	(0.4%)	351	0.1%	(6,404)	(0.5%)	(1,248)	(0.1%)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(6,033)	(0.9%)	$1,228	0.3%	$(831)	(0.1%)	$3,697	0.3%

Acute Care

The following table and discussion sets forth, for the periods presented, the results of our acute care operations expressed in dollar terms and as a percentage of acute care revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended March 31, 2014		Quarter Ended March 31, 2013		Six Months Ended March 31, 2014		Six Months Ended March 31, 2013
($ in thousands):	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage

Acute care revenue
Acute care revenue before provision for bad debts	$571,128		$544,290		$1,136,461		$1,081,422
Less: Provision for bad debts	(95,992)		(85,869)		(198,494)		(170,923)

Acute care revenue	475,136	99.4%	458,421	99.6%	937,967	99.4%	910,499	99.6%
Revenue between segments (1)	3,069	0.6%	1,827	0.4%	5,277	0.6%	3,394	0.4%

Total acute care revenue	478,205	100.0%	460,248	100.0%	943,244	100.0%	913,893	100.0%

Costs and expenses
Salaries and benefits	233,504	48.8%	223,757	48.6%	452,706	48.0%	438,862	48.0%
Supplies	81,007	16.9%	81,218	17.6%	162,923	17.3%	161,161	17.6%
Rentals and leases	18,141	3.8%	13,444	2.9%	36,916	3.9%	25,847	2.8%
Other operating expenses	97,373	20.4%	95,427	20.7%	194,695	20.6%	192,024	21.0%
Medicare and Medicaid EHR incentives	(4,013)	(0.9%)	(5,019)	(1.1%)	(7,443)	(0.8%)	(6,383)	(0.7%)
Interest expense, net	32,890	6.9%	33,388	7.3%	66,050	7.0%	67,216	7.4%
Depreciation and amortization	21,138	4.4%	22,861	5.0%	46,479	4.9%	46,046	5.0%
Management fees	1,250	0.3%	1,250	0.3%	2,500	0.3%	2,500	0.3%

Total costs and expenses	481,290	100.6%	466,326	101.3%	954,826	101.2%	927,273	101.4%

Loss from continuing operations before gain (loss) on disposal of assets and income taxes	(3,085)	(0.6%)	(6,078)	(1.3%)	(11,582)	(1.2%)	(13,380)	(1.4%)
Gain (loss) on disposal of assets, net	(476)	(0.1%)	75	0.0%	768	0.1%	168	0.0%

Loss from continuing operations before income taxes	$(3,561)	(0.7%)	$(6,003)	(1.3%)	$(10,814)	(1.1%)	$(13,212)	(1.4%)

(1)	Revenue between segments is eliminated in our consolidated results.

Quarters Ended March 31, 2014 and 2013

Total acute care revenue — Total acute care revenue for the quarter ended March 31, 2014, was $478.2 million, an increase of $18.0 million or 3.9% compared to $460.2 million in the prior year quarter. The increase in total acute care revenue is comprised primarily of a decrease in adjusted admissions of 0.2% and an increase in net patient revenue per adjusted admission of 4.0%.

Net adjustments to estimated third-party payor settlements, also known as prior year contractuals, resulted in an increase in total acute care revenue for the quarters ended March 31, 2014 and 2013, of $2.2 million and $1.9 million, respectively.

Salaries and benefits — Salaries and benefits expense for the quarter ended March 31, 2014, was $233.5 million, or 48.8% of total acute care revenue, compared to $223.8 million, or 48.6% of total acute care revenue in the prior year quarter. Excluding the impact of stock-based compensation and $3.5 million of compensation expense associated with a special bonus paid to certain members of our leadership team in recognition of the execution of certain recent strategic initiatives, salaries and benefits expense as a percentage of total acute care revenue was 47.4% for the quarter ended March 31, 2014, compared to 48.4% in the prior year quarter. This improvement in our salaries and benefits expense as a percentage of total acute care revenue is primarily the result of the implementation of labor cost reduction initiatives.

Supplies — Supplies for the quarter ended March 31, 2014, were $81.0 million, or 16.9% of total acute care revenue, compared to $81.2 million, or 17.6% of total acute care revenue in the prior year quarter. The improvement in supplies as a percentage of total acute care revenue is the result of a decline in supply intensive surgical procedures as evidenced by a 1.3% decline in inpatient surgeries, as well as the impact of supply cost initiatives that have included improved pricing and more effective utilization.

Rentals and leases — Rentals and leases expense for the quarter ended March 31, 2014, was $18.1 million, compared to $13.4 million in the prior year quarter. The increase in rentals and leases expense is primarily due to $3.8 million of additional rent expense in the quarter ended March 31, 2014, resulting from the sale-leaseback of certain hospital real estate, which closed in the fourth quarter of fiscal year 2013.

Other operating expenses — Other operating expenses for the quarter ended March 31, 2014, were $97.4 million, or 20.4% of total acute care revenue, compared to $95.4 million, or 20.7% of total acute care revenue in the prior year quarter. Other operating expenses as a percentage of total acute care revenue improved primarily due to a decline in professional fees associated with our supplemental Medicaid reimbursement programs in Texas.

Six Months Ended March 31, 2014 and 2013

Total acute care revenue — Total acute care revenue for the six months ended March 31, 2014, was $943.2 million, an increase of $29.3 million or 3.2% compared to $913.9 million in the prior year period. The increase in total acute care revenue is comprised primarily of a decrease in adjusted admissions of 0.2% and an increase in net patient revenue per adjusted admission of 3.4%.

Net adjustments to estimated third-party payor settlements, also known as prior year contractuals, resulted in an increase in total acute care revenue for the six months ended March 31, 2014 and 2013, of $4.3 million and $3.4 million, respectively.

Salaries and benefits — Salaries and benefits expense for the six months ended March 31, 2014, was $452.7 million, or 48.0% of total acute care revenue, compared to $438.9 million, or 48.0% of total acute care revenue in the prior year period. Excluding the impact of stock-based compensation and $3.5 million of compensation expense associated with a special bonus paid to certain members of our leadership team in recognition of the execution of certain recent strategic initiatives, salaries and benefits expense as a percentage of total acute care revenue was 47.1% for the six months ended March 31, 2014, compared to 47.8% in the prior year period. This improvement in our salaries and benefits expense as a percentage of total acute care revenue is primarily the result of the implementation of labor cost reduction initiatives, including a reduction in contract labor utilization.

Supplies — Supplies for the six months ended March 31, 2014, were $162.9 million, or 17.3% of total acute care revenue, compared to $161.2 million, or 17.6% of total acute care revenue in the prior year period. The improvement in supplies as a percentage of acute care revenue is the result of a decline in supply intensive surgical procedures as evidenced by a 2.2% decline in inpatient surgeries, as well as the impact of supply cost initiatives that have included improved pricing and more effective utilization.

Rentals and leases — Rentals and leases expense for the six months ended March 31, 2014, was $36.9 million, compared to $25.8 million in the prior year period. The increase in rentals and leases expense is primarily due to $8.8 million of additional rent expense in the six months ended March 31, 2014, resulting from of the sale-leaseback of certain hospital real estate, which closed in the fourth quarter of fiscal year 2013.

Other operating expenses — Other operating expenses for the six months ended March 31, 2014, were $194.7 million, or 20.6% of total acute care revenue, compared to $192.0 million, or 21.0% of total acute care revenue in the prior year period. Other operating expenses as a percentage of total acute care revenue improved primarily due to a decline in professional fees associated with our supplemental Medicaid reimbursement programs in Texas.

Health Choice

The following table and discussion sets forth, for the periods presented, the results of our Health Choice operations expressed in dollar terms and as a percentage of premium revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended March 31, 2014		Quarter Ended March 31, 2013		Six Months Ended March 31, 2014		Six Months Ended March 31, 2013
($ in thousands):	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage

Premium revenue
Premium revenue	$172,995	100.0%	$143,401	100.0%	$324,714	100.0%	$282,255	100.0%
Costs and expenses
Salaries and benefits	7,690	4.4%	5,764	4.0%	14,731	4.5%	11,530	4.1%
Supplies	44	0.0%	48	0.0%	103	0.0%	102	0.0%
Medical claims (1)	148,060	85.6%	120,400	84.0%	276,088	85.0%	235,310	83.4%
Other operating expenses	7,798	4.5%	5,749	4.0%	15,384	4.8%	11,506	4.1%
Rentals and leases	354	0.2%	404	0.3%	717	0.2%	797	0.3%
Depreciation and amortization	1,048	0.7%	1,032	0.7%	2,105	0.7%	2,067	0.7%

Total costs and expenses	164,994	95.4%	133,397	93.0%	309,128	95.2%	261,312	92.6%

Earnings before income taxes	$8,001	4.6%	$10,004	7.0%	$15,586	4.8%	$20,943	7.4%

(1)	Medical claims paid to our hospitals of $3.1 million and $1.8 million for each of the quarters ended March 31, 2014 and 2013, respectively, and $5.3 million $3.4 million for each of the six months ended March 31, 2014 and 2013, respectively, are eliminated in our consolidated results.

Quarters Ended March 31, 2014 and 2013

Premium revenue — Premium revenue from Health Choice was $173.0 million for the quarter ended March 31, 2014, an increase of $29.6 million or 20.7% compared to $143.4 million in the prior year quarter. The increase in premium revenue is impacted by an 11.3% increase in members, driven by growth in all of our product lines. Enrollment in our Medicare and Medicaid product lines increased 8.9% and 64.1%, respectively, compared to the prior year quarter. Our Medicaid product line has been impacted favorably by the expansion of the Medicaid program in Arizona. Additionally, premium revenue on a per member per month basis for the quarter ended March 31, 2014, compared to the prior year quarter, increased 8.0% as a result of changes in the member mix.

Medical claims — Prior to eliminations, medical claims expense was $148.1 million for the quarter ended March 31, 2014, compared to $120.4 million in the prior year quarter. Medical claims expense as a percentage of premium revenue was 85.6% for the quarter ended March 31, 2014, compared to 84.0% in the prior year quarter. Medical claims as a percentage of premium revenue increased as a result of additional medical expenses associated with the increase in childless adult members, resulting from the recent expansion of the Medicaid program in Arizona, which typically present for treatment at higher acuity levels. Additionally, an increase in pharmacy costs resulting from an increase in specialty drug utilization, including approximately $2.5 million of additional costs associated with a new drug used to cure Hepatitis C.

Six Months Ended March 31, 2014 and 2013

Premium revenue — Premium revenue from Health Choice was $324.7 million for the six months ended March 31, 2014, an increase of $42.5 million or 15.1% compared to $282.3 million in the prior year period. The increase in premium revenue is impacted by a 6.9% increase in members, driven by growth in all of our product lines. Enrollment in our Medicare and Medicaid product lines increased 4.9% and 43.7%, respectively, compared to the prior year period. Our Medicaid product line has been impacted favorably by the expansion of the Medicaid program in Arizona. Premium revenue on a per member per month basis for the six months ended March 31, 2014, compared to the prior year period, increased 5.4% as a result of changes in the member mix. Additionally, premium revenue for the six months ended March 31, 2014, compared to the prior year period, increased as a result of additional reimbursement related to primary care physician Medicaid parity payments, which also includes a pass-through component impacting our medical expenses.

Medical claims — Prior to eliminations, medical claims expense was $276.1 million for the six months ended March 31, 2014, compared to $235.3 million in the prior year period. Medical claims expense as a percentage of premium revenue was 85.0% for the six months ended March 31, 2014, compared to 83.4% in the prior year period. Medical claims as a percentage of premium revenue increased as a result of additional medical expenses associated with the increase in childless adult members, resulting from the recent expansion of the Medicaid program in Arizona, which typically present for treatment at higher acuity levels. Additionally, an increase in pharmacy costs resulting from an increase in specialty drug utilization, including approximately $2.5 million of additional costs associated with a new drug used to cure Hepatitis C.

LIQUIDITY AND CAPITAL RESOURCES

Overview of Cash Flow Activities for the Six Months Ended March 31, 2014 and 2013

Our cash flows are summarized as follows (in thousands):

	Six Month Ended March 31,
	2014	2013
Cash flows from operating activities	$(34,200)	$26,897
Cash flows from investing activities	$(44,019)	$(64,072)
Cash flows from financing activities	$(18,302)	$(11,707)

Operating Activities

Cash flows used in continuing operations in fiscal 2014, which declined $48.9 million compared to the prior year period, were impacted by the payment of income taxes, transaction fees and other costs, including additional rent expense, associated with the recent sale-leaseback of certain hospital real estate. In addition, cash flows used in continuing operations were impacted by the timing of payments related to Texas Medicaid supplemental reimbursement, Medicare and Medicaid EHR incentives, and the timing of primary care physician Medicaid parity payments at Health Choice.

At March 31, 2014, we had $232.8 million in net working capital, compared to $212.9 million at September 30, 2013, both excluding the impact of our sale-leaseback transactions and the sale of our Florida market. Net accounts receivable decreased $17.8 million to $353.2 million at March 31, 2014, from $371.0 million at September 30, 2013. Our days revenue in accounts receivable at March 31, 2014, were 57, compared to 56 at September 30, 2013 and 59 at March 31, 2013.

Investing Activities

Cash flows used in investing activities decreased $20.1 million for the six months ended March 31, 2014, compared to the prior year period. The decrease is comprised primarily of a decrease in capital expenditures of $15.2 million compared to the prior year period.

Financing Activities

Cash flows used in financing activities increased $6.6 million for the six months ended March 31, 2014, compared to the prior year period. This increase is primarily due to distributions to non-controlling interests of $6.4 million associated with the recent sale-leaseback transactions.

Capital Resources

As of March 31, 2014, we had the following debt arrangements:

•	$1.325 billion senior secured credit facilities; and

•	$850.0 million in 8.375% senior notes due 2019.

At March 31, 2014, amounts outstanding under our senior secured credit facilities consisted of $994.5 million in term loans. In addition, we had $69.9 million in letters of credit outstanding under the revolving credit facility. The weighted average interest rate of outstanding borrowings under the senior secured credit facilities was 4.5% and 4.6% for the quarter and six months ended March 31, 2014, respectively, compared to 4.8% and 4.9% in the prior year periods.

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

We may redeem the Senior Notes, in whole or in part, at any time on or after to May 15, 2014, at a price equal to 106.281% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest and special interest, if any, to but excluding the redemption date. Each subsequent year the redemption price declines 2.093% until 2017 and thereafter, at which point the redemption price is equal to 100% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest and special interest, if any, to but excluding the redemption date.

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

Credit Ratings

The table below summarizes our corporate rating, as well as our credit ratings for the Senior Secured Credit Facilities and Senior Notes as of the date of this filing:

	Moody’s	Standard & Poor’s
Corporate credit	B2	B
Senior secured term loan facility	Ba3	B
Senior secured revolving credit facility	Ba3	BB-
Senior Notes	Caa1	CCC+
Outlook	Stable	Stable

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

Capital Expenditures

We plan to finance our proposed capital expenditures with cash generated from operations, borrowings under our Senior Secured Credit Facilities and other capital sources that may become available. We expect our capital expenditures for fiscal 2014 to be $100.0 million to $110.0 million, including the following significant expenditures:

•	$30 million to $35 million for growth and new business projects;

•	$50 million to $55 million in replacement or maintenance related projects at our hospitals; and

•	$20 million in hardware and software costs related to information systems projects, including healthcare IT stimulus initiatives.

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

Including available cash at March 31, 2014, we have available liquidity as follows (in millions):

Cash and cash equivalents	$341.6
Available capacity under our senior secured revolving credit facility	230.1

Net available liquidity at March 31, 2014	$571.7

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. At March 31, 2014, the following components of our Senior Secured Credit Facilities bear interest at variable rates at specified margins above either the agent bank’s alternate base rate or the LIBOR rate: (i) a $1.025 billion, seven-year term loan; and (ii) a $300.0 million, five-year revolving credit facility. As of March 31, 2014, we had outstanding variable rate debt of $994.5 million.

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

Item 4. Controls and Procedures

Evaluations of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2014. Based on this evaluation, the principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In November 2010, the U.S. Department of Justice (“DOJ”) sent a letter to IAS requesting a 12-month tolling agreement in connection with an investigation into Medicare claims submitted by our hospitals in connection with the implantation of implantable cardioverter defibrillators (“ICDs”) during the period 2003 to the present. At that time, neither the precise number of procedures, number of claims, nor the hospitals involved were identified by the DOJ. We understand that the government is conducting a national initiative with respect to ICD procedures involving a number of healthcare providers and is seeking information in order to determine if ICD implantation procedures were performed in accordance with Medicare coverage requirements. On January 11, 2011, IAS entered into the tolling agreement with the DOJ and, subsequently, the DOJ has provided us with a list of 194 procedures involving ICDs at 14 hospitals which are the subject of further medical necessity review by the DOJ. We are cooperating fully with the government and, to date, the DOJ has not asserted any claim against our hospitals. We believe that at least 125 of these procedure claims were properly documented for medical necessity and billed appropriately. On June 29, 2013, our outside counsel submitted to the DOJ summary justifications and supporting evidence relating to the medical claims at four of our hospitals. We continue to search for and provide documentary support for the remaining 69 of these cases that could have some likelihood of enforcement by the DOJ. If we are unable to place these claims in a non-enforcement or lesser enforcement category, the government may require repayment, which could impose a multiplier. Given the case-specific nature of the claims and the DOJ’s discretion to compromise claims, we are unable at this time to estimate any potential repayment obligation related to this matter. The tolling agreement between IAS and the government that was set to expire April 30, 2014 has been extended to August 31, 2014.

On September 25, 2013, we voluntarily self-disclosed for resolution through the Self-Referral Disclosure Protocol established by CMS non-compliance by ten of our affiliated hospitals with a certain element of an exception of the Stark Law. Provisions of the Affordable Care Act that became effective on September 23, 2011 require, as an element of the Stark Law’s “whole-hospital” exception, that hospitals having physician ownership disclose such ownership on their public websites and in public advertising. The self-disclosure states that, on August 12, 2013, we discovered that the ten of our affiliated hospitals partially owned by physicians did not consistently make such disclosures. The self-disclosure also states that, on August 13, 2013, the hospitals added the disclosures to those public websites that did not previously have them and began to include the disclosures in new public advertising. The self-disclosure explains that, as a result of the absence of the website and advertising disclosures, the referrals of direct and indirect physician owners (and physicians who are immediate family members of direct and indirect owners) to the physician-owned hospitals of Medicare beneficiaries did not consistently qualify for the Stark Law’s “whole-hospital” exception from September 23, 2011 through August 13, 2013. On October 21, 2013, we submitted a supplement to our self-disclosure, reporting Medicare payments to these hospitals for services resulting from referrals affected by the non-compliance and the hospitals’ profit distributions to physicians (and known immediate family members of physicians) with respect to their ownership interests in the hospitals during the same period. We have been in communication with CMS about resolving this matter but, at present, CMS has made no commitments, as a general matter or in this case, regarding the timing or substance of resolution of self-disclosed Stark Law noncompliance through the voluntary CMS Self-Referral Disclosure Protocol. As a result, we express no opinion as to its outcome other than to state that it could take up to one year or longer to resolve and, at this time, any repayment obligation to be determined by CMS is unknown and not currently estimable.

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

Item 5. Other Information

The Board of Directors (the “Board”) of IAS approved a program to permit holders (including our named executive officers) of “out of the money” stock options granted in 2010 through 2013 pursuant to the IASIS Healthcare Corporation 2004 Stock Option Plan (the “Plan”) to exchange such options for an award of restricted stock units (“RSUs”) on a 1 to 5 ratio (one RSU for five options) (the “Program”). To participate in the Program, the holder of such options must elect to exchange all of such holder’s qualifying options, and if the holder so elects, all qualifying options, whether or not vested, will be canceled in exchange for a new grant of RSUs. The Program commenced on May 9, 2014 and will expire no earlier than June 9, 2014. As of the date hereof, each of our named executive officers has elected to participate in the Program, and while the Program permits the withdrawal of an election prior to its expiration, we do not anticipate that any of the named executive officers will withdraw their election. The new RSUs will be granted shortly following the expiration of the Program pursuant to the form of the Restricted Stock Unit Agreement as previously filed on Form 8-K on May 6, 2014 (the “Form of RSU Agreement”). Pursuant to the terms of the Form of RSU Agreement, the RSUs will vest in full on the third anniversary of the grant date or, if earlier, upon a qualifying change in control, subject in all cases to the holder continuing to provide services to IASIS as of such date. Upon vesting, the RSUs will either be settled in shares of IASIS common stock corresponding to the number of RSUs underlying the grant or in cash based upon the then-current fair market value, in IASIS’ discretion. The foregoing description of the RSUs is qualified in its entirety by reference to the text of the Form of RSU Agreement.

Item 6. Exhibits

(a)	List of Exhibits:

Exhibits: See the Index to Exhibits at the end of this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IASIS HEALTHCARE LLC

Date: May 15, 2014	By:	/s/ John M. Doyle
John M. Doyle
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from our quarterly report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 15, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated balance sheets at March 31, 2014 and September 30, 2013, (ii) the condensed consolidated statements of operations for the quarters and six months ended March 31, 2014 and 2013, (iii) the condensed consolidated statements of comprehensive income for the quarters and six months ended March 31, 2014 and 2013, (iv) the condensed consolidated statement of equity, (v) the condensed consolidated statements of cash flows for the six months ended March 31, 2014 and 2013, and (vi) the notes to the condensed consolidated financial statements (tagged as blocks of text). (1)

(1)	The XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.