Form 10-Q
period 2014-06-30
IASIS Healthcare LLC
filed 2014-08-14
CIK 1294632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of August 14, 2014, 100% of the registrant’s common interests outstanding (all of which are privately owned and are not traded on any public market) were owned by IASIS Healthcare Corporation, its sole member.

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	June 30,	September 30,
	2014	2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$317,643	$438,131
Accounts receivable, less allowance for doubtful accounts of $232,819 and $255,725 at June 30, 2014 and September 30, 2013, respectively	336,649	371,006
Inventories	58,282	57,781
Deferred income taxes	15,491	26,096
Prepaid expenses and other current assets	181,224	126,412
Assets held for sale	—	119,141

Total current assets	909,289	1,138,567

Property and equipment, net	843,138	833,169
Goodwill	815,585	816,410
Other intangible assets, net	23,497	25,957
Other assets, net	60,445	66,162

Total assets	$2,651,954	$2,880,265

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$119,355	$129,542
Salaries and benefits payable	53,295	62,884
Accrued interest payable	9,682	27,519
Medical claims payable	69,108	57,514
Other accrued expenses and other current liabilities	61,308	92,553
Current portion of long-term debt and capital lease obligations	13,180	13,221
Advance on divestiture	—	144,803
Liabilities held for sale	—	3,208

Total current liabilities	325,928	531,244

Long-term debt and capital lease obligations	1,843,788	1,852,822
Deferred income taxes	114,460	115,592
Other long-term liabilities	117,482	123,120

Non-controlling interests with redemption rights	108,325	105,464

Equity
Member’s equity	132,263	142,262
Non-controlling interests	9,708	9,761

Total equity	141,971	152,023

Total liabilities and equity	$2,651,954	$2,880,265

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands)

	Quarter Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net revenue
Acute care revenue before provision for bad debts	$556,318	$555,413	$1,692,779	$1,636,836
Less: Provision for bad debts	(83,437)	(96,090)	(281,931)	(267,014)

Acute care revenue	472,881	459,323	1,410,848	1,369,822
Premium revenue	200,281	139,804	524,995	422,059

Net revenue	673,162	599,127	1,935,843	1,791,881

Costs and expenses
Salaries and benefits (includes stock-based compensation of $4,442, $947, $8,796 and $2,946, respectively)	234,546	219,896	701,983	670,286
Supplies	80,411	79,462	243,437	240,724
Medical claims	165,943	116,640	436,754	348,556
Rentals and leases	18,796	13,992	56,429	40,635
Other operating expenses	114,933	106,456	325,012	309,987
Medicare and Medicaid EHR incentives	(2,790)	(4,827)	(10,233)	(11,209)
Interest expense, net	32,275	32,771	98,325	99,987
Depreciation and amortization	23,276	24,492	71,860	72,606
Management fees	1,250	1,250	3,750	3,750

Total costs and expenses	668,640	590,132	1,927,317	1,775,322

Earnings from continuing operations before gain on disposal of assets and income taxes	4,522	8,995	8,526	16,559
Gain on disposal of assets, net	332	481	1,100	649

Earnings from continuing operations before income taxes	4,854	9,476	9,626	17,208

Income tax expense	6,331	3,850	10,198	8,016

Net earnings from continuing operations	(1,477)	5,626	(572)	9,192

Earnings (loss) from discontinued operations, net of income taxes	(2,847)	(531)	1,821	849

Net earnings (loss)	(4,324)	5,095	1,249	10,041

Net earnings attributable to non-controlling interests	(2,453)	(1,941)	(8,857)	(3,189)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(6,777)	$3,154	$(7,608)	$6,852

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In Thousands)

	Quarter Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net earnings (loss)	$(4,324)	$5,095	$1,249	$10,041

Other comprehensive income
Change in fair value of highly effective interest rate hedges	201	1,753	1,179	1,643

Other comprehensive income before income taxes	201	1,753	1,179	1,643

Change in income tax expense	(75)	(651)	(438)	(611)

Other comprehensive income, net of income taxes	126	1,102	741	1,032

Comprehensive income (loss)	(4,198)	6,197	1,990	11,073

Net earnings attributable to non-controlling interests	(2,453)	(1,941)	(8,857)	(3,189)

Comprehensive income (loss) attributable to IASIS Healthcare LLC	$(6,651)	$4,256	$(6,867)	$7,884

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

(In Thousands)

	Non-controlling
	Interests with		Non-
	Redemption	Member’s	controlling
	Rights	Equity	Interests	Total Equity
Balance at October 1, 2013	$105,464	$142,262	$9,761	$152,023
Net earnings (loss)	8,851	(7,608)	6	(7,602)
Distributions to non-controlling interests	(13,163)	—	(59)	(59)
Repurchase of non-controlling interests	(600)	—	—	—
Stock-based compensation	—	8,796	—	8,796
Other comprehensive income	—	741	—	741
Employee withholdings for taxes related to stock option exercise	—	(1,838)	—	(1,838)
Acquisition related adjustments to redemption value of non-controlling interests with redemption rights	235	—	—	—
Other	(2,530)	(31)	—	(31)
Tax benefit from parent company	—	9	—	9
Adjustment to redemption value of non-controlling interests with redemption rights	10,068	(10,068)	—	(10,068)

Balance at June 30, 2014	$108,325	$132,263	$9,708	$141,971

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	Nine Months Ended
	June 30,
	2014	2013
Cash flows from operating activities
Net earnings	$1,249	$10,041
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	71,860	72,606
Amortization of loan costs	5,559	5,760
Change in physician minimum revenue guarantees	2,266	2,718
Amortization of deferred gain on sale-leaseback	(1,872)	—
Stock-based compensation	8,796	2,946
Deferred income taxes	(1,934)	16,338
Income tax benefit from stock-based compensation	—	16
Income tax benefit from parent company	9	103
Gain on disposal of assets, net	(1,100)	(649)
Earnings from discontinued operations, net	(1,821)	(849)
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	(4,544)	(22,880)
Inventories, prepaid expenses and other current assets	(41,570)	(21,628)
Accounts payable, other accrued expenses and other accrued liabilities	(18,011)	(55,578)
Income taxes and other transaction costs payable related to sale-leaseback of real estate	(22,270)	—

Net cash provided by (used in) operating activities — continuing operations	(3,383)	8,944
Net cash provided by (used in) operating activities — discontinued operations	(7,161)	3,967

Net cash provided by (used in) operating activities	(10,544)	12,911

Cash flows from investing activities
Purchases of property and equipment	(81,402)	(79,369)
Cash received (paid) for acquisitions, net	(1,038)	3,584
Proceeds from sale of assets	1,510	83
Change in other assets, net	(173)	(2,467)
Other, net	(3,025)	—

Net cash used in investing activities — continuing operations	(84,128)	(78,169)
Net cash provided by (used in) investing activities — discontinued operations	28	(4,318)

Net cash used in investing activities	(84,100)	(82,487)

Cash flows from financing activities
Payment of debt and capital lease obligations	(10,184)	(101,765)
Proceeds from revolving credit facilities	—	147,000
Debt financing costs incurred	—	(1,024)
Distributions to non-controlling interests	(13,222)	(5,504)
Cash received for the sale of non-controlling interests	—	849
Cash paid for the repurchase of non-controlling interests	(600)	(1,018)
Other	(1,838)	12

Net cash provided by (used in) financing activities	(25,844)	38,550

Change in cash and cash equivalents	(120,488)	(31,026)
Cash and cash equivalents at beginning of period	438,131	48,882

Cash and cash equivalents at end of period	$317,643	$17,856

Supplemental disclosure of cash flow information:
Cash paid for interest	$111,176	$111,687

Cash paid for income taxes, net	$39,030	$2,122

See accompanying notes.

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements as of and for the quarters and nine months ended June 30, 2014 and 2013, reflect the financial position, results of operations and cash flows of IASIS Healthcare LLC (“IASIS” or the “Company”). The Company’s sole member and parent company is IASIS Healthcare Corporation (“Holdings” or “IAS”).

IASIS owns and operates acute care hospitals primarily located in high-growth urban and suburban markets. At June 30, 2014, the Company owned or leased 16 acute care hospital facilities and one behavioral health hospital, with a total of 3,778 licensed beds, several outpatient service facilities and more than 137 physician clinics. The Company operates in various regions, including:

•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	five cities in Texas, including Houston and San Antonio;

•	West Monroe, Louisiana; and

•	Las Vegas, Nevada.

The Company also owns and operates Health Choice Arizona, Inc. and related entities (“Health Choice” or the “Plan”) that constitute a provider-owned, managed care organization and insurer that delivers healthcare services to over 266,000 members through multiple health plans, integrated delivery systems and managed care solutions. The Plan is headquartered in Phoenix, Arizona.

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

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

General and Administrative

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company include the IASIS corporate office costs, which were $18.3 million and $9.7 million for the quarters ended June 30, 2014 and 2013, respectively, and $51.0 million and $29.5 million for the nine months ended June 30, 2014 and 2013, respectively.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents balance primarily with high credit quality financial institutions. The Company manages its credit exposure by placing its investments in U.S. Treasury securities or other high quality securities, and by periodically evaluating the relative credit standing of the financial institution.

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

On October 18, 2013, IAS distributed $115.0 million in a cash dividend to its common stockholders. In connection with this shareholder distribution, the board of directors of IAS authorized management to modify the exercise price of all outstanding stock options to provide protection against the dilutive impact of the common stock dividend on the outstanding options’ intrinsic value. On January 23, 2014, the Company reduced the exercise price for each grant by $7.86 per option. Accordingly, as a result of the modification, an additional $2.8 million of stock-based compensation was recognized in the second quarter of fiscal 2014.

During the quarter ended June 30, 2014, the Company completed certain equity transactions that included the following: (1) the issuance to certain employees of 756,000 options to purchase the common stock of IAS; (2) the exercise by option holders of 1,149,663 options with near-term expiration dates to purchase the common stock of IAS on cashless net settlement basis; (3) the issuance to employees of 992,000 restricted stock units (“RSUs”) that vest at the end of a three year service period; and (4) the exchange of 802,272 out-of-the-money options to purchase the common stock of IAS for RSUs on a 5-for-1 basis that vest at the end of a three year service period. In connection with these equity compensation instruments, the Company recognized $3.7 million of stock-based compensation during the quarter ended June 30, 2014.

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

Cash and cash equivalents, accounts receivable, inventories, prepaid and other current assets, accounts payable, salaries payable, accrued interest, medical claims payable, and other accrued expenses and other current liabilities are reflected in

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

the accompanying unaudited condensed consolidated financial statements at amounts that approximate fair value because of the short-term nature of these instruments. The fair value of the Company’s capital leases and other long-term financing obligations also approximate carrying value as they bear interest at current market rates. The estimated fair values of the Company’s 8.375% senior notes due 2019 (the “Senior Notes”) and senior secured term loan facility were based upon quoted market prices at that date and are categorized as Level 2 within the fair value hierarchy.

The carrying values and fair values of the senior secured term loan facility and the Senior Notes as of June 30, 2014 and September 30, 2013 were as follows (in thousands):

	Carrying Amount		Fair Value
	June 30, 2014	September 30, 2013	June 30, 2014	September 30, 2013
Senior secured term loan facility	$989,150	$996,154	$996,301	$1,003,258
Senior Notes	846,287	845,711	907,375	882,938

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

Discontinued Operations

Effective October 1, 2013, the Company completed the sale of its Florida operations which primarily included three hospitals in the Tampa-St. Petersburg area and all related physician operations. Accordingly, the operating results and cash flows of the Florida operations are reported as discontinued operations for all periods presented. The aggregate proceeds from the sale were $144.8 million, which resulted in a gain on the sale of assets totaling $22.2 million in the nine months ended June 30, 2014. This gain is included in discontinued operations in the accompanying unaudited condensed consolidated statement of operations.

The following table provides the components of discontinued operations related to the Company’s Florida operations (in thousands):

	Quarter Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Net revenue before provision for bad debts	$(1,325)	$61,434	$(7,604)	$183,087
Earnings (loss) before income taxes	(4,711)	(1,494)	3,046	516

Recent Accounting Pronouncements

Newly Adopted

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, “Comprehensive Income — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 is required to be applied prospectively and is effective for fiscal years beginning after December 15, 2012, and interim periods within those years. The Company has adopted this authoritative guidance effective October 1, 2013. At June 30, 2014, the Company’s only component of accumulated other comprehensive loss relates to unrecognized changes in fair value of interest rate swaps. No reclassifications out of accumulated other comprehensive loss into net earnings (loss) were made during the quarter and nine months ended June 30, 2014, as the Company determined that these cash flow hedges were highly effective.

In July 2011, the FASB issued ASU No. 2011-06, “Other Expenses (Topic 720): Fees Paid to the Federal Government by Health Insurers”. Effective January 1, 2014, the Company adopted this new authoritative guidance relating to the recognition and income statement reporting of the mandated health insurer fee (“HIF”) to be paid to the federal government by health insurers, as part of Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, or collectively, Health Reform Law, which is imposed for calendar years beginning after December 31, 2013. The HIF is based on a company’s share of the industry’s net premiums written during the preceding calendar year, and is payable on September 30 of each year.

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company estimates Health Choice’s portion of the HIF for the 2014 calendar year to be approximately $7.9 million. The final calculation and payment of the HIF will occur in the Company’s fiscal fourth quarter of 2014. The HIF is non-deductible for federal income tax purposes. ASU 2011-06 addresses how the HIF should be recognized and classified in the financial statements of health insurers. In accordance with ASU 2011-06, the Company recorded the estimated liability for the HIF in full with a corresponding deferred asset that is being amortized to expense on a straight-line basis. The Company’s estimated liability for the HIF is recorded within other accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheet. The corresponding deferred asset is recorded within prepaid expenses and other current assets on the unaudited condensed consolidated balance sheet. During the quarter and nine months ended June 30, 2014, the Company recognized $4.0 million in other operating expenses related to amortization of the HIF, with a remaining deferred cost asset balance of $3.9 million. No such amounts were recorded at September 30, 2013 as the qualifying insurance coverage was not provided until January 1, 2014. Because Health Choice primarily serves individuals in government-sponsored programs, Health Choice must secure additional reimbursement from state partners for this added cost. The Company recognizes HIF revenue when there is a contractual commitment from the state to reimburse Health Choice for the full economic impact of the health insurer fee. This HIF revenue is recognized ratably throughout the year.

Recently Issued

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment—Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” Among other provisions and in addition to expanded disclosures, ASU 2014-08 changes the definition of what components of an entity qualify for discontinued operations treatment and reporting from a reportable segment, operating segment, reporting unit, subsidiary or asset group to only those components of an entity that represent a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. Additionally, ASU 2014-08 requires disclosure about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements, including the pretax profit or loss attributable to the component of an entity for the period in which it is disposed of or is classified as held for sale. The disclosure of this information is required for all of the same periods that are presented in the entity’s results of operations for the period. The provisions of ASU 2014-08 are effective prospectively for all disposals or classifications as held for sale of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” which outlines a single comprehensive model for recognizing revenue and supersedes most existing revenue recognition guidance, including guidance specific to the healthcare industry. In addition, ASU 2014-09 will require new and enhanced disclosures. Companies can adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. ASU 2014-09 will become effective for annual and interim reporting periods beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the effect of the new revenue recognition guidance.

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

Acute care revenue is reported at the estimated net realizable amounts from third-party payors and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with third-party payors. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and are adjusted, if necessary, in future periods when final settlements are determined. The Company also records a provision for bad debts related to uninsured accounts to reflect its self-pay

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

accounts receivable at the estimated amounts expected to be collected. The sources of the Company’s hospital net patient revenue by payor before the provision for bad debts are summarized as follows:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Medicare	20.3%	20.5%	20.6%	21.3%
Managed Medicare	10.1%	9.8%	10.1%	10.0%
Medicaid and managed Medicaid	13.4%	12.0%	12.7%	12.2%
Managed care and other	40.9%	38.4%	39.5%	37.9%
Self-pay	15.3%	19.3%	17.1%	18.6%

Total	100.0%	100.0%	100.0%	100.0%

Allowance For Doubtful Accounts

The provision for bad debts and the associated allowance for doubtful accounts relate primarily to amounts due directly from patients. The Company’s estimation of its allowance for doubtful accounts is based primarily upon the type and age of the patient accounts receivable and the effectiveness of collection efforts. The Company’s policy is to reserve a portion of all self-pay receivables, including amounts due from the uninsured and amounts related to co-payments and deductibles, as these charges are recorded. The Company monitors accounts receivable balances and the effectiveness of reserve policies on at least a quarterly and reviews various analytics to support the basis for its estimates. These efforts primarily consist of reviewing the following:

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

At June 30, 2014 and September 30, 2013, the Company’s net self-pay receivables, including amounts due from uninsured patients and co-payment and deductible amounts due from insured patients, were $287.2 million and $336.2 million, respectively. At June 30, 2014 and September 30, 2013, the Company’s allowance for doubtful accounts was $232.8 million and $255.7 million, respectively.

3. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations consist of the following (in thousands):

	June 30, 2014	September 30, 2013
Senior secured term loan facility	$989,150	$996,154
Senior Notes	846,287	845,711
Capital leases and other obligations	21,531	24,178

	1,856,968	1,866,043
Less current maturities	13,180	13,221

	$1,843,788	$1,852,822

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of June 30, 2014, the senior secured term loan facility balance reflects an original issue discount (“OID”) of $2.8 million, which is net of accumulated amortization of $2.3 million. The Senior Notes balance reflects an OID of $3.7 million, which is net of accumulated amortization of $2.4 million.

As of June 30, 2014 and September 30, 2013, capital leases and other obligations includes a financing obligation totaling $10.5 million and $11.1 million, respectively, resulting from the Company’s sale-leaseback transactions which closed on September 26, 2013.

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

4. INTEREST RATE SWAPS

In August 2011, the Company executed forward starting interest rate swaps with Citibank N.A. and Barclays Bank PLC, as counterparties, with notional amounts totaling $350.0 million, each agreement effective March 28, 2013 and expiring between September 30, 2014 and September 30, 2016. Under these agreements, the Company is required to make quarterly fixed rate payments at annual rates ranging from 1.6% to 2.2%. The counterparties are obligated to make quarterly floating rate payments to the Company based on the three-month LIBOR rate, each subject to a floor of 1.25%. The Company completed an assessment of these cash flow hedges during the quarters and nine months ended June 30, 2014 and 2013, and determined that these hedges were highly effective. Accordingly, no gain or loss related to these hedges has been reflected in the accompanying unaudited condensed consolidated statements of operations, and the change in fair value has been included in accumulated other comprehensive loss as a component of member’s equity.

Total Notional Amounts
Effective Dates	(in thousands)
Effective from March 28, 2013 to September 30, 2014	$50,000
Effective from March 28, 2013 to September 30, 2015	100,000
Effective from March 28, 2013 to September 30, 2016	200,000

The fair value of the Company’s interest rate hedges at June 30, 2014 and September 30, 2013, reflect liability balances of $4.7 million and $5.9 million, respectively, and are included in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets. The fair value of the Company’s interest rate hedges reflects a liability because the effect of the forward LIBOR curve on future interest payments results in less interest due to the Company under the variable rate component included in the interest rate hedging agreements, as compared to the amount due the Company’s counterparties under the fixed interest rate component.

5. GOODWILL

The following table presents the changes in the carrying amount of goodwill (in thousands):

	Acute Care	Health Choice	Total
Balance at September 30, 2013	$810,653	$5,757	$816,410
Adjustments related to acquisitions	(825)	—	(825)

Balance at June 30, 2014	$809,828	$5,757	$815,585

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of income taxes, are as follows (in thousands):

	June 30, 2014	September 30, 2013
Fair value of interest rate hedges	$(4,739)	$(5,918)
Income tax benefit	1,851	2,289

Accumulated other comprehensive loss	$(2,888)	$(3,629)

7. INCOME TAXES

For the quarter ended June 30, 2014, the Company recorded income tax expense of $6.3 million, for an effective tax rate of 130.4%, compared to an income tax expense of $3.9 million, for an effective tax rate of 40.6% in the prior year quarter. For the nine months ended June 30, 2014, the Company recorded income tax expense of $10.2 million, for an effective tax rate of 105.9%, compared to income tax expense of $8.0 million, for an effective tax rate of 46.6% in the prior year period. The increase in the effective tax rate was primarily due to an increase in certain nondeductible expenses including: (1) nondeductible compensation, including stock-based compensation; (2) a $1.1 million expense related to an excess of cumulative compensation deductions over the realized tax benefit upon the exercise of employee stock options; and (3) the HIF imposed by the Health Reform Law beginning in 2014, which is treated as a nondeductible excise tax.

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

Professional, General and Workers’ Compensation Liability Risks

The Company is subject to claims and legal actions in the ordinary course of business, including but not limited to claims relating to patient treatment and personal injuries. To cover these types of claims, the Company maintains professional and general liability insurance in excess of self-insured retentions through a commercial insurance carrier in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is currently not a party to any such proceedings that, in the Company’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company expenses an estimate of the costs it expects to incur under the self-insured retention exposure for professional and general liability claims using historical claims data, demographic factors, severity factors, current incident logs and other actuarial analysis. At June 30, 2014 and September 30, 2013, the Company’s professional and general liability accrual for asserted and unasserted claims totaled $67.3 million and $68.2 million, respectively.

The Company is subject to claims and legal actions in the ordinary course of business relative to workers’ compensation matters. To cover these types of claims, the Company maintains workers’ compensation insurance coverage with a self-insured retention. The Company accrues the costs of workers’ compensation claims based upon estimates derived from its claims experience.

Health Choice

Health Choice has entered into capitated contracts whereby the Plan provides managed healthcare services in exchange for fixed periodic and supplemental payments from the Arizona Health Care Cost Containment System (“AHCCCS”), the state of Utah’s Medicaid agency and the Centers for Medicare and Medicaid Services (“CMS”). These services are provided regardless of the actual costs incurred to provide these services. The Company receives reinsurance and other supplemental payments to cover certain costs of healthcare services that exceed certain thresholds. The Company believes that current capitated payments received, together with reinsurance and other supplemental payments, are sufficient to pay for the services Health Choice is obligated to deliver. As of June 30, 2014, the Company has provided a performance guaranty in the form of a letter of credit totaling $44.9 million for the benefit of AHCCCS to support Health Choice’s obligations under its contract to provide and pay for the healthcare services. The amount of the performance guaranty is generally based, in part, upon the membership in the Plan and the related capitation revenue paid to Health Choice.

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

Other

In November 2010, the U.S. Department of Justice (“DOJ”) sent a letter to the Company requesting a 12-month tolling agreement in connection with an investigation into Medicare claims submitted by the Company’s hospitals in connection with the implantation of implantable cardioverter defibrillators (“ICDs”) during the period 2003 to the present. At that time, neither the precise number of procedures, number of claims, nor the hospitals involved were identified by the DOJ. The Company understands that the government is conducting a national initiative with respect to ICD procedures involving a number of healthcare providers and is seeking information in order to determine if ICD implantation procedures were performed in accordance with Medicare coverage requirements. On January 11, 2011, the Company entered into the tolling agreement with the DOJ and, subsequently, the DOJ has provided the Company with a list of 194 procedures involving ICDs at 14 hospitals which are the subject of further medical necessity review by the DOJ. The Company is cooperating fully with the government and, to date, the DOJ has not asserted any claim against its hospitals. Applying the resolution model proposed by the DOJ, the Company believes that at least 131 of these procedure claims were properly documented for medical necessity and billed appropriately. The Company’s outside counsel has submitted to the DOJ summary justifications and supporting evidence relating to the medical claims at six of the Company’s hospitals. The Company continues to provide support for the remaining 63 of these cases that could have some likelihood of enforcement by the DOJ. If the Company is unable to place these claims in a non-enforcement or lesser enforcement category, the government may require repayment, which could impose a multiplier. Given the case-specific nature of the claims and the DOJ’s discretion to compromise claims, the Company is unable at this time to estimate any potential repayment obligation related to this matter. The tolling agreement between the Company and the government, as recently extended, is currently set to expire December 31, 2014.

On September 25, 2013, the Company voluntarily self-disclosed for resolution through the Self-Referral Disclosure Protocol established by CMS non-compliance by ten of its affiliated hospitals with a certain element of an exception of the Stark Law. Provisions of the Affordable Care Act that became effective on September 23, 2011 require, as an element of the Stark Law’s “whole-hospital” exception, that hospitals having physician ownership disclose such ownership on their public websites and in public advertising. The self-disclosure states that, on August 12, 2013, the Company discovered that the ten Company-affiliated hospitals partially owned by physicians did not consistently make such disclosures. The self-disclosure also states that, on August 13, 2013, the hospitals added the disclosures to those public websites that did not previously have them and began to include the disclosures in new public advertising. The self-disclosure explains that, as a result of the absence of the website and advertising disclosures, the referrals of direct and indirect physician owners (and physicians who are immediate family members of direct and indirect owners) to the physician-owned hospitals of Medicare beneficiaries did not consistently qualify for the Stark Law’s “whole-hospital” exception from September 23, 2011 through August 13, 2013. On October 21, 2013, the Company submitted a supplement to its self-disclosure, reporting Medicare payments to these hospitals for services resulting from referrals affected by the non-compliance and the hospitals’ profit distributions to physicians (and known immediate family members of physicians) with respect to their ownership interests in the hospitals during the same period. The Company has been in communication with CMS about resolving this matter but, at present, CMS has made no commitments, as a general matter or in this case, regarding the timing or substance of resolution of self-disclosed Stark Law noncompliance through the voluntary CMS Self-Referral Disclosure Protocol. As a result, the Company expresses no opinion as to its outcome other than to state that it could take up to one year or longer to resolve and, at this time, any repayment obligation or other penalties to be determined by CMS is unknown and not currently estimable.

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. SEGMENT INFORMATION

The Company’s reportable operating segments consist of (1) acute care hospitals and related healthcare businesses, collectively and (2) Health Choice. The following is a financial summary by business segment for the periods indicated (in thousands):

	For the Quarter Ended June 30, 2014
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue before provision for bad debts	$556,318	$—	$—	$556,318
Less: Provision for bad debts	(83,437)	—	—	(83,437)

Acute care revenue	472,881	—	—	472,881
Premium revenue	—	200,281	—	200,281
Revenue between segments	3,262	—	(3,262)	—

Net revenue	476,143	200,281	(3,262)	673,162

Salaries and benefits (excludes stock-based compensation)	221,175	8,929	—	230,104
Supplies	80,341	70	—	80,411
Medical claims	—	169,205	(3,262)	165,943
Rentals and leases	18,348	448	—	18,796
Other operating expenses (excludes expenses related to stock-based compensation)	101,706	13,059	—	114,765
Medicare and Medicaid EHR incentives	(2,790)	—	—	(2,790)

Adjusted EBITDA(1)	57,363	8,570	—	65,933

Interest expense, net	32,275	—	—	32,275
Depreciation and amortization	22,244	1,032	—	23,276
Stock-based compensation and related expenses	4,610	—	—	4,610
Management fees	1,250	—	—	1,250

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(3,016)	7,538	—	4,522

Gain on disposal of assets, net	332	—	—	332

Earnings (loss) from continuing operations before income taxes	$(2,684)	$7,538	$—	$4,854

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the Quarter Ended June 30, 2013
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue before provision for bad debts	$555,413	$—	$—	$555,413
Less: Provision for bad debts	(96,090)	—	—	(96,090)

Acute care revenue	459,323	—	—	459,323
Premium revenue	—	139,804	—	139,804
Revenue between segments	1,940	—	(1,940)	—

Net revenue	461,263	139,804	(1,940)	599,127

Salaries and benefits (excludes stock-based compensation)	212,859	6,090	—	218,949
Supplies	79,422	40	—	79,462
Medical claims	—	118,580	(1,940)	116,640
Rentals and leases	13,597	395	—	13,992
Other operating expenses	100,463	5,993	—	106,456
Medicare and Medicaid EHR incentives	(4,827)	—	—	(4,827)

Adjusted EBITDA(1)	59,749	8,706	—	68,455

Interest expense, net	32,771	—	—	32,771
Depreciation and amortization	23,463	1,029	—	24,492
Stock-based compensation	947	—	—	947
Management fees	1,250	—	—	1,250

Earnings from continuing operations before gain on disposal of assets and income taxes	1,318	7,677	—	8,995

Gain on disposal of assets, net	481	—	—	481

Earnings from continuing operations before income taxes	$1,799	$7,677	$—	$9,476

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the Nine Months Ended June 30, 2014
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue before provision for bad debts	$1,692,779	$—	$—	$1,692,779
Less: Provision for bad debts	(281,931)	—	—	(281,931)

Acute care revenue	1,410,848	—	—	1,410,848
Premium revenue	—	524,995	—	524,995
Revenue between segments	8,539	—	(8,539)	—

Net revenue	1,419,387	524,995	(8,539)	1,935,843

Salaries and benefits (excludes stock-based compensation)	669,527	23,660	—	693,187
Supplies	243,264	173	—	243,437
Medical claims	—	445,293	(8,539)	436,754
Rentals and leases	55,264	1,165	—	56,429
Other operating expenses (excludes expenses related to stock-based compensation	296,401	28,443	—	324,844
Medicare and Medicaid EHR incentives	(10,233)	—	—	(10,233)

Adjusted EBITDA(1)	165,164	26,261	—	191,425

Interest expense, net	98,325	—	—	98,325
Depreciation and amortization	68,723	3,137	—	71,860
Stock-based compensation and related expenses	8,964	—	—	8,964
Management fees	3,750	—	—	3,750

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(14,598)	23,124	—	8,526

Gain on disposal of assets, net	1,100	—	—	1,100

Earnings (loss) from continuing operations before income taxes	$(13,498)	$23,124	$—	$9,626

Segment assets	$2,303,767	$348,187		$2,651,954

Capital expenditures	$80,276	$1,126		$81,402

Goodwill	$809,828	$5,757		$815,585

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the Nine Months Ended June 30, 2013
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue before provision for bad debts	$1,636,836	$—	$—	$1,636,836
Less: Provision for bad debts	(267,014)	—	—	(267,014)

Acute care revenue	1,369,822	—	—	1,369,822
Premium revenue	—	422,059	—	422,059
Revenue between segments	5,334	—	(5,334)	—

Net revenue	1,375,156	422,059	(5,334)	1,791,881

Salaries and benefits (excludes stock-based compensation)	649,720	17,620	—	667,340
Supplies	240,582	142	—	240,724
Medical claims	—	353,890	(5,334)	348,556
Rentals and leases	39,443	1,192	—	40,635
Other operating expenses	292,488	17,499	—	309,987
Medicare and Medicaid EHR incentives	(11,209)	—	—	(11,209)

Adjusted EBITDA(1)	164,132	31,716	—	195,848

Interest expense, net	99,987	—	—	99,987
Depreciation and amortization	69,510	3,096	—	72,606
Stock-based compensation	2,946	—	—	2,946
Management fees	3,750	—	—	3,750

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(12,061)	28,620	—	16,559
Gain on disposal of assets, net	649	—	—	649

Earnings (loss) from continuing operations before income taxes	$(11,412)	$28,620	$—	$17,208

Segment assets	$2,387,601	$319,505		$2,707,106

Capital expenditures	$78,830	$539		$79,369

Goodwill	$810,969	$5,757		$816,726

(1)	Adjusted EBITDA represents net earnings from continuing operations before interest expense, income tax expense, depreciation and amortization, stock-based compensation and related expenses, gain on disposal of assets and management fees. Management fees represent monitoring and advisory fees paid to TPG, the Company’s majority financial sponsor, and certain other members of IASIS Investment LLC, majority shareholder of IAS. Management routinely calculates and communicates adjusted EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within the healthcare industry to evaluate hospital performance, allocate resources and measure leverage capacity and debt service ability. In addition, the Company uses adjusted EBITDA as a measure of performance for its business segments and for incentive compensation purposes. Adjusted EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net earnings, cash flows generated by operating, investing, or financing activities or other financial statement data presented in the unaudited condensed consolidated financial statements as an indicator of financial performance or liquidity. Adjusted EBITDA, as presented, differs from what is defined under the Company’s Senior Secured Credit Facilities and may not be comparable to similarly titled measures of other companies.

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

Summarized unaudited condensed consolidating balance sheets at June 30, 2014 and September 30, 2013, unaudited condensed consolidating statements of operations for the quarters and nine months ended June 30, 2014 and 2013, unaudited condensed consolidating statements of comprehensive income (loss) for the quarters and nine months ended June 30, 2014 and 2013, and unaudited condensed consolidating statements of cash flows for the nine months ended June 30, 2014 and 2013, for the Company, segregating the parent company issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, are found below.

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

IASIS Healthcare LLC

Condensed Consolidating Balance Sheet (unaudited)

June 30, 2014

(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$304,805	$12,838	$—	$317,643
Accounts receivable, net	—	88,725	247,924	—	336,649
Inventories	—	16,157	42,125	—	58,282
Deferred income taxes	15,491	—	—	—	15,491
Prepaid expenses and other current assets	—	31,423	149,801	—	181,224

Total current assets	15,491	441,110	452,688	—	909,289
Property and equipment, net	—	253,936	589,202	—	843,138
Intercompany	—	(109,718)	109,718	—	—
Net investment in and advances to subsidiaries	2,051,151	—	—	(2,051,151)	—
Goodwill	7,407	63,094	745,084	—	815,585
Other intangible assets, net	—	7,747	15,750	—	23,497
Other assets, net	22,853	26,813	10,779	—	60,445

Total assets	$2,096,902	$682,982	$1,923,221	$(2,051,151)	$2,651,954

Liabilities and Equity
Current liabilities
Accounts payable	$—	$39,927	$79,428	$—	$119,355
Salaries and benefits payable	—	24,810	28,485	—	53,295
Accrued interest payable	9,682	(3,220)	3,220	—	9,682
Medical claims payable	—	—	69,108	—	69,108
Other accrued expenses and other current liabilities	—	37,835	23,473	—	61,308
Current portion of long-term debt and capital lease obligations	10,071	3,109	23,605	(23,605)	13,180

Total current liabilities	19,753	102,461	227,319	(23,605)	325,928
Long-term debt and capital lease obligations	1,825,687	18,101	528,684	(528,684)	1,843,788
Deferred income taxes	114,460	—	—	—	114,460
Other long-term liabilities	4,739	112,150	593	—	117,482

Total liabilities	1,964,639	232,712	756,596	(552,289)	2,401,658
Non-controlling interests with redemption rights	—	108,325	—	—	108,325
Equity
Member’s equity	132,263	332,237	1,166,625	(1,498,862)	132,263
Non-controlling interests	—	9,708	—	—	9,708

Total equity	132,263	341,945	1,166,625	(1,498,862)	141,971

Total liabilities and equity	$2,096,902	$682,982	$1,923,221	$(2,051,151)	$2,651,954

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

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations (unaudited)

For the Quarter Ended June 30, 2014

(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue
Acute care revenue before provision for bad debts	$—	$152,054	$407,526	$(3,262)	$556,318
Less: Provision for bad debts	—	(19,600)	(63,837)	—	(83,437)

Acute care revenue	—	132,454	343,689	(3,262)	472,881
Premium revenue	—	—	200,281	—	200,281

Net revenue	—	132,454	543,970	(3,262)	673,162
Costs and expenses
Salaries and benefits	4,442	88,511	141,593	—	234,546
Supplies	—	23,023	57,388	—	80,411
Medical claims	—	—	169,205	(3,262)	165,943
Rentals and leases	—	6,612	12,184	—	18,796
Other operating expenses	—	25,604	89,329	—	114,933
Medicare and Medicaid EHR incentives	—	(791)	(1,999)	—	(2,790)
Interest expense, net	32,275	—	12,232	(12,232)	32,275
Depreciation and amortization	—	8,660	14,616	—	23,276
Management fees	1,250	(8,498)	8,498	—	1,250
Equity in earnings of affiliates	(23,413)	—	—	23,413	—

Total costs and expenses	14,554	143,121	503,046	7,919	668,640
Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(14,554)	(10,667)	40,924	(11,181)	4,522
Gain on disposal of assets, net	—	332	—	—	332

Earnings (loss) from continuing operations before income taxes	(14,554)	(10,335)	40,924	(11,181)	4,854
Income tax expense	6,331	—	—	—	6,331

Net earnings (loss) from continuing operations	(20,885)	(10,335)	40,924	(11,181)	(1,477)
Earnings (loss) from discontinued operations, net of income taxes	1,876	(4,723)	—	—	(2,847)

Net earnings (loss)	(19,009)	(15,058)	40,924	(11,181)	(4,324)
Net earnings attributable to non-controlling interests	—	(2,453)	—	—	(2,453)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(19,009)	$(17,511)	$40,924	$(11,181)	$(6,777)

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations (unaudited)

For the Quarter Ended June 30, 2013

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

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations (unaudited)

For the Nine Months Ended June 30, 2014

(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue
Acute care revenue before provision for bad debts	$—	$462,240	$1,239,078	$(8,539)	$1,692,779
Less: Provision for bad debts	—	(72,125)	(209,806)	—	(281,931)

Acute care revenue	—	390,115	1,029,272	(8,539)	1,410,848
Premium revenue	—	—	524,995	—	524,995

Net revenue	—	390,115	1,554,267	(8,539)	1,935,843
Costs and expenses
Salaries and benefits	8,796	269,568	423,619	—	701,983
Supplies	—	70,510	172,927	—	243,437
Medical claims	—	—	445,293	(8,539)	436,754
Rentals and leases	—	19,794	36,635	—	56,429
Other operating expenses	—	72,965	252,047	—	325,012
Medicare and Medicaid EHR incentives	—	(3,769)	(6,464)	—	(10,233)
Interest expense, net	98,325	—	36,816	(36,816)	98,325
Depreciation and amortization	—	28,876	42,984	—	71,860
Management fees	3,750	(25,727)	25,727	—	3,750
Equity in earnings of affiliates	(77,791)	—	—	77,791	—

Total costs and expenses	33,080	432,217	1,429,584	32,436	1,927,317
Earnings (loss) from continuing operations before gain (loss) on disposal of assets and income taxes	(33,080)	(42,102)	124,683	(40,975)	8,526
Gain (loss) on disposal of assets, net	—	1,312	(212)	—	1,100

Earnings (loss) from continuing operations before income taxes	(33,080)	(40,790)	124,471	(40,975)	9,626
Income tax expense	10,198	—	—	—	10,198

Net earnings (loss) from continuing operations	(43,278)	(40,790)	124,471	(40,975)	(572)
Earnings (loss) from discontinued operations, net of income taxes	(1,146)	2,967	—	—	1,821

Net earnings (loss)	(44,424)	(37,823)	124,471	(40,975)	1,249
Net earnings attributable to non-controlling interests	—	(8,857)	—	—	(8,857)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(44,424)	$(46,680)	$124,471	$(40,975)	$(7,608)

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations (unaudited)

For the Nine Months Ended June 30, 2013

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

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

IASIS Healthcare LLC

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the Quarter Ended June 30, 2014 (unaudited)

(In thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net earnings (loss)	$(19,009)	$(15,058)	$40,924	$(11,181)	$(4,324)
Other comprehensive income
Change in fair value of highly effective interest rate hedges	201	—	—	—	201

Other comprehensive income before income taxes	201	—	—	—	201
Change in income tax expense	(75)	—	—	—	(75)

Other comprehensive income, net of income taxes	126	—	—	—	126

Comprehensive income (loss)	(18,883)	(15,058)	40,924	(11,181)	(4,198)
Net earnings attributable to non-controlling interests	—	(2,453)	—	—	(2,453)

Comprehensive income (loss) attributable to IASIS Healthcare LLC	$(18,883)	$(17,511)	$40,924	$(11,181)	$(6,651)

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

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

IASIS Healthcare LLC

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the Nine Months Ended June 30, 2014 (unaudited)

(In thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net earnings (loss)	$(44,424)	$(37,823)	$124,471	$(40,975)	$1,249
Other comprehensive income
Change in fair value of highly effective interest rate hedges	1,179	—	—	—	1,179

Other comprehensive income before income taxes	1,179	—	—	—	1,179
Change in income tax expense	(438)	—	—	—	(438)

Other comprehensive income, net of income taxes	741	—	—	—	741

Comprehensive income (loss)	(43,683)	(37,823)	124,471	(40,975)	1,990
Net earnings attributable to non-controlling interests	—	(8,857)	—	—	(8,857)

Comprehensive income (loss) attributable to IASIS Healthcare LLC	$(43,683)	$(46,680)	$124,471	$(40,975)	$(6,867)

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

IASIS Healthcare LLC

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the Nine Months Ended June 30, 2013 (unaudited)

(In thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net earnings (loss)	$(40,205)	$(4,581)	$81,081	$(26,254)	$10,041
Other comprehensive income
Change in fair value of highly effective interest rate hedges	1,643	—	—	—	1,643

Other comprehensive income before income taxes	1,643	—	—	—	1,643
Change in income tax expense	(611)	—	—	—	(611)

Other comprehensive income, net of income taxes	1,032	—	—	—	1,032

Comprehensive income (loss)	(39,173)	(4,581)	81,081	(26,254)	11,073
Net earnings attributable to non-controlling interests	—	(3,189)	—	—	(3,189)

Comprehensive income (loss) attributable to IASIS Healthcare LLC	$(39,173)	$(7,770)	$81,081	$(26,254)	$7,884

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

IASIS Healthcare LLC

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended June 30, 2014 (unaudited)

(In thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net earnings (loss)	$(44,424)	$(37,823)	$124,471	$(40,975)	$1,249
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	28,876	42,984	—	71,860
Amortization of loan costs	5,559	—	—	—	5,559
Change in physician minimum revenue guarantees	—	222	2,044	—	2,266
Amortization of deferred gain on sale-leaseback	(1,872)	—	—	—	(1,872)
Stock-based compensation	8,796	—	—	—	8,796
Deferred income taxes	(1,934)	—	—	—	(1,934)
Income tax benefit from parent company	9	—	—	—	9
Loss (gain) on disposal of assets, net	—	(1,312)	212	—	(1,100)
Loss (earnings) from discontinued operations, net	1,146	(2,967)	—	—	(1,821)
Equity in earnings of affiliates	(77,791)	—	—	77,791	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	—	(3,476)	(1,068)	—	(4,544)
Inventories, prepaid expenses and other current assets	—	(6,672)	(34,898)	—	(41,570)
Accounts payable, other accrued expenses and other accrued liabilities	(19,016)	8,308	(7,303)	—	(18,011)
Income taxes and other transaction costs payable related to sale-leaseback of real estate	(18,901)	(1,048)	(2,321)	—	(22,270)

Net cash provided by (used in) operating activities — continuing operations	(148,428)	(15,892)	124,121	36,816	(3,383)
Net cash used in operating activities —discontinued operations	—	(7,161)	—	—	(7,161)

Net cash provided by (used in) operating activities	(148,428)	(23,053)	124,121	36,816	(10,544)

Cash flows from investing activities
Purchases of property and equipment	—	(49,600)	(31,802)	—	(81,402)
Cash paid for acquisitions, net	—	(1,038)	—	—	(1,038)
Proceeds from sale of assets	—	1,497	13	—	1,510
Change in other assets, net	—	(3,707)	3,534	—	(173)
Other, net	—	(2,724)	(301)	—	(3,025)

Net cash used in investing activities — continuing operations	—	(55,572)	(28,556)	—	(84,128)
Net cash provided by investing activities — discontinued operations	—	28	—	—	28

Net cash used in investing activities	—	(55,544)	(28,556)	—	(84,100)

Cash flows from financing activities
Payment of debt and capital lease obligations	(8,010)	(100)	(2,074)	—	(10,184)
Distributions to non-controlling interests	—	(13,222)	—	—	(13,222)
Cash paid for the repurchase of non-controlling interests	—	(600)	—	—	(600)
Other	—	(1,838)	—	—	(1,838)
Change in intercompany balances with affiliates, net	156,438	(30,885)	(88,737)	(36,816)	—

Net cash provided by (used in) financing activities	148,428	(46,645)	(90,811)	(36,816)	(25,844)

Change in cash and cash equivalents	—	(125,242)	4,754	—	(120,488)
Cash and cash equivalents at beginning of period	—	430,047	8,084	—	438,131

Cash and cash equivalents at end of period	$—	$304,805	$12,838	$—	$317,643

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

IASIS Healthcare LLC

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended June 30, 2013 (unaudited)

(In thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net earnings (loss)	$(40,205)	$(4,581)	$81,081	$(26,254)	$10,041
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	25,230	47,376	—	72,606
Amortization of loan costs	5,760	—	—	—	5,760
Change in physician minimum revenue guarantee	—	221	2,497	—	2,718
Stock-based compensation	2,946	—	—	—	2,946
Deferred income taxes	16,338	—	—	—	16,338
Income tax benefit from stock-based compensation	16	—	—	—	16
Income tax benefit from parent company	103	—	—	—	103
Loss on disposal of assets, net	—	(570)	(79)	—	(649)
Loss (earnings) from discontinued operations, net	488	(1,338)	1	—	(849)
Equity in earnings of affiliates	(73,311)	—	—	73,311	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	—	9,557	(32,437)	—	(22,880)
Inventories, prepaid expenses and other current assets	—	(20,254)	(1,374)	—	(21,628)
Accounts payable, other accrued expenses and other accrued liabilities	(19,621)	(13,375)	(22,582)	—	(55,578)

Net cash provided by (used in) operating activities — continuing operations	(107,486)	(5,110)	74,483	47,057	8,944
Net cash provided by operating activities —discontinued operations	—	3,967	—	—	3,967

Net cash provided by (used in) operating activities	(107,486)	(1,143)	74,483	47,057	12,911

Cash flows from investing activities
Purchases of property and equipment	—	(41,596)	(37,773)	—	(79,369)
Cash received (paid) for acquisitions, net	—	(849)	4,433	—	3,584
Proceeds from sale of assets	—	6	77	—	83
Change in other assets, net	—	3,287	(5,754)	—	(2,467)

Net cash used in investing activities — continuing operations	—	(39,152)	(39,017)	—	(78,169)
Net cash used in investing activities — discontinued operations	—	(4,318)	—	—	(4,318)

Net cash used in investing activities	—	(43,470)	(39,017)	—	(82,487)

Cash flows from financing activities
Payment of debt and capital lease obligations	(94,598)	(4,689)	(2,478)	—	(101,765)
Proceeds from revolving credit facilities	147,000	—	—	—	147,000
Debt financing costs incurred	(1,024)	—	—	—	(1,024)
Distributions to non-controlling interests	—	(5,504)	—	—	(5,504)
Cash received for the sale of non-controlling interests	—	849	—	—	849
Cash paid for the repurchase of non-controlling interest	—	(1,018)	—	—	(1,018)
Other	—	1,065	(1,053)	—	12
Change in intercompany balances with affiliates, net	56,108	27,457	(36,508)	(47,057)	—

Net cash provided by (used in) financing activities	107,486	18,160	(40,039)	(47,057)	38,550

Change in cash and cash equivalents	—	(26,453)	(4,573)	—	(31,026)
Cash and cash equivalents at beginning of period	—	39,219	9,663	—	48,882

Cash and cash equivalents at end of period	$—	$12,766	$5,090	$—	$17,856

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements, the notes to our unaudited condensed consolidated financial statements and the other financial information appearing elsewhere in this report. Data for the quarters and nine months ended June 30, 2014 and 2013, have been derived from our unaudited condensed consolidated financial statements. References herein to “we,” “our” and “us” are to IASIS Healthcare LLC and its subsidiaries. References herein to “IAS” are to IASIS Healthcare Corporation, our parent company.

FORWARD LOOKING STATEMENTS

Some of the statements we make in this report are forward-looking within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations including, but not limited to, the discussions of our operating and growth strategy (including possible acquisitions and dispositions), financing needs, projections of revenue, income or loss, capital expenditures and future operations. Those risks and uncertainties include, among others, changes in governmental healthcare programs that could reduce our revenues, including the impact of sequestration; the uncertain impact of federal health reform; the possibility of Health Choice Arizona, Inc.’s (“Health Choice” or the “Plan”), contract with the Arizona Health Care Cost Containment System (“AHCCCS”) being discontinued and changes in the payment structure under that contract, as well as an inability to control costs at Health Choice; shifts in payor mix from commercial and managed care payors to Medicaid and managed Medicaid; our ability to retain and negotiate reasonable contracts with managed care plans; a growth in the level of uncompensated care at our hospitals; our ability to recruit and retain quality physicians and medical professionals; competition from other hospitals and healthcare providers impacting our patient volume; our failure to continually enhance our hospitals with the most recent technological advances in diagnostic and surgical equipment; the federal health reform law’s significant restrictions on hospitals that have physician owners; a failure of our information systems that would adversely affect our ability to properly manage our operations; failure to effectively and timely implement electronic health record systems; claims brought against our facilities for malpractice, product liability and other legal grounds; difficulties with the integration of acquisitions that may disrupt our ongoing operations; our dependence on key management personnel; potential responsibilities and costs under environmental laws; the possibility of a decline in the fair value of our reporting units that could result in a material non-cash charge to earnings; the risks and uncertainties related to our ability to generate sufficient cash to service our existing indebtedness; our substantial level of indebtedness; the possibility of an increase in interest rates, which would increase the cost of servicing our debt; and the risks associated with us being owned by equity sponsors who have the ability to control our financial decisions. Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results in future periods to differ materially from those anticipated in the forward-looking statements. Those risks and uncertainties, among others discussed in this report, are detailed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, filed with the Securities and Exchange Commission (the “SEC”).

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

EXECUTIVE OVERVIEW

We are a leading provider of high quality, affordable healthcare services primarily in high-growth urban and suburban markets. As of June 30, 2014, we owned or leased 16 acute care hospital facilities and one behavioral health hospital, with a total of 3,778 licensed beds, several outpatient service facilities, and more than 137 physician clinics. We operate our hospitals with a strong community focus by offering and developing healthcare services targeted to the needs of the markets we serve, promoting strong relationships with physicians and working with local managed care plans. We operate in various regions, including:

•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	five cities in Texas, including Houston and San Antonio;

•	West Monroe, Louisiana; and

•	Las Vegas, Nevada.

We also own and operate Health Choice, a provider-owned, managed care organization and insurer that delivers healthcare services to over 266,000 members through multiple health plans, integrated delivery systems and managed care solutions. The Plan is headquartered in Phoenix, Arizona.

In May 2014, Health Choice entered into an agreement with Humana Medical Plan, Inc. (“Humana”), under which Health Choice will provide administrative and managed care services to approximately 80,000 Humana managed Medicaid plan members in the state of Florida. During the quarter and nine months ended June 30, 2014, we incurred $2.0 million and $3.0 million, respectively, in startup related costs associated with Health Choice’s new third-party administration and management services organization business.

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

Because of the many variables involved, including the law’s complexity, the lack of implementing regulations or interpretive guidance for all of its provisions, gradual and partially delayed implementation, court challenges, possible reductions in funding by the U.S. Congress (“Congress”) and future reductions in Medicare and Medicaid reimbursement, the impact of the Health Reform Law, including how individuals and businesses will respond to the new choices and obligations under the law, is not yet fully known. We believe, however, that trends toward pay-for-performance reimbursement models focused on quality and cost control, which are encouraged by the Health Reform Law, are taking hold among private health insurers and will continue to do so.

One notable provision of the Health Reform Law is an annual health insurer fee (“HIF”) that applies to most health plans, including commercial health plans and Medicaid managed care plans like Health Choice. While characterized as a “fee” in the text of the Health Reform Law, the intent of Congress was to impose a broad based health insurance industry excise tax, with the understanding that the tax could be passed on to consumers, most likely through higher commercial insurance premiums. However, because Medicaid is a government-funded program, Medicaid health plans have no alternative but to look to their respective state partners for payment to offset the impact of this tax. We continue to work with our state partners to obtain reimbursement for the economic impact of this fee, and currently anticipate to be reimbursed in full. Currently, we project that our HIF payable by September 30, 2014 will be approximately $7.9 million.

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

We cannot predict whether Congress or CMS will further delay the review of inpatient admissions of one midnight or less by recovery auditors or other Medicare review contractors, the impact that any such reviews will have on our business and results of operations, or when they are allowed by CMS. In addition, legislation has been introduced in Congress that, among other things, would both generally prohibit Medicare review contractors from denying claims due to the length of a patient’s stay or a determination that services could have been provided in an outpatient setting and require CMS to develop a new payment methodology for services that are provided during short inpatient hospital stays. Federal lawsuits have also been filed challenging the two midnight rule primarily on the grounds that the implementation of the rule itself, and the payment reduction associated with the rule (i.e., 0.2% IPPS payment reduction to hospitals) violate the Administrative Procedure Act. We cannot predict whether legislation will be adopted or, if adopted, the amount of reimbursement that would be paid under any alternative payment methodology that would be developed by CMS. We also cannot predict whether federal court challenges to the two midnight rule will be successful.

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

State Medicaid Budgets

Over recent years, the states in which we operate experienced budget constraints as a result of increased costs and lower than expected tax collections. Health and human services programs, including Medicaid and similar programs, represent a significant portion of state budgets. The states in which we operate responded to these budget concerns, by decreasing funding for Medicaid and other healthcare programs or by making structural changes that resulted in a reduction in hospital reimbursement. In addition, many states have received waivers from CMS in order to implement or expand managed Medicaid programs.

Texas

The Texas legislature and the Texas Health and Human Services Commission (“THHSC”) recommended expanding Medicaid managed care enrollment in the state, and in December 2011, CMS approved a five-year Medicaid waiver that: (1) allows Texas to expand its Medicaid managed care program while preserving hospital funding; (2) provides incentive payments for improvements in healthcare delivery; and (3) directs more funding to hospitals that serve large numbers of uninsured patients. Certain of our acute care hospitals currently receive supplemental Medicaid reimbursement, including reimbursement from programs for participating private hospitals that enter into indigent care affiliation agreements with public hospitals or county governments in the state of Texas. Under the CMS-approved programs, affiliated hospitals, including our Texas hospitals, have expanded the community healthcare safety net by providing indigent healthcare services. Revenue recognized under these Texas private supplemental Medicaid reimbursement programs for the quarter and nine months ended June 30, 2014, was $17.6 million and $53.6 million, respectively, compared to $16.5 million and $45.7 million in the prior year periods. Under the Medicaid waiver, funds are distributed to participating hospitals based upon both the costs associated with providing care to individuals without third party coverage and the investment made to support coordinating care and quality improvements that transform the local communities’ care delivery systems. The responsibility to coordinate and develop plans that address the concerns of the local delivery care systems, including improved access, quality, cost effectiveness and coordination will be controlled primarily by government-owned public hospitals that serve the surrounding geographic areas. Complexities of the underlying methodologies in determining the funding for the state’s Medicaid supplemental reimbursement programs, along with a lack of sufficient resources at THHSC to administer the programs, has resulted in a delay in related reimbursements. As of June 30, 2014, we had $73.6 million in receivables due to our Texas hospitals in connection with these supplemental Medicaid reimbursement programs, including amounts due under the Texas Medicaid Disproportionate Share Hospital program (“Texas Medicaid DSH”), compared to receivables of $66.8 million at September 30, 2013. During the quarter ended June 30, 2014, we received cash of $37.0 million from the state of Texas related to the supplemental Medicaid reimbursement programs.

The THHSC has released proposed rules to change the Texas Medicaid DSH methodology for the state’s fiscal year 2014 and 2015. While changes to the Texas Medicaid DSH methodology have been proposed, details regarding its computation for the state’s upcoming fiscal year have not yet been finalized. Because deliberations regarding the Texas Medicaid DSH program are ongoing, we are unable to estimate the financial impact, if any, that proposed program changes may have on our results of operations. Texas has appropriated $160.0 million for fiscal year 2014 and $140.0 million for fiscal year 2015 to stabilize and improve the Texas Medicaid DSH program, including providing rate adjustments to recognize improvements in quality of patient care, the most appropriate use of care, and patient outcomes. These appropriations provide that the funding is contingent on “measurable progress” by THHSC toward a long-term plan. Funds appropriated for in 2015 may not be spent before the plan is finalized. During the quarter and nine months ended June 30, 2014, we recognized $7.5 million and $22.6 million, respectively, in Texas Medicaid DSH revenues, compared to $7.1 million and $21.4 million in the prior year periods.

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

Effective January 1, 2014, Arizona expanded its Medicaid program under the Health Reform Law, which includes increased eligibility for adults, children and pregnant women, and the restoration of eligibility to childless adults that was previously eliminated. The expansion of the state’s Medicaid program under the Health Reform Law could potentially result in the addition of approximately 370,000 people to its Medicaid rolls. As a result of the Medicaid expansion, enrollment at Health Choice increased 10.4% for the quarter ended June 30, 2014, compared to the prior year quarter. In addition, in connection with the expanded Medicaid coverage, the state implemented a provider assessment effective January 1, 2014, to fund a portion of the expanded eligibility related to the childless adult population. During the quarter and nine months ended June 30, 2014, we incurred $1.3 million and $2.6 million, respectively, in provider tax assessments.

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

Uncompensated Care

While the amount of uncompensated care, including discounts to the uninsured, bad debts and charity care, we deliver to the communities we serve continues to remain high in comparison to historical levels, we have experienced improvement during the quarter and nine months ended June 30, 2014. During the quarter ended June 30, 2014, our uncompensated care as a percentage of acute care revenue was 20.6%, compared to 23.5% in the prior year quarter. During the nine months ended June 30, 2014, our uncompensated care as a percentage of acute care revenue was 22.3%, compared to 23.9% in the prior year period. We believe the improvement in our uncompensated care as a percentage of acute care revenue can be attributed primarily to the impact of Medicaid expansion in the state of Arizona, which has resulted in lower self-pay volume and revenue for the quarter and nine months ended June 30, 2014, compared to the same prior year periods. During the quarter ended June 30, 2014, our self-pay admissions represented 6.0% of our total admissions, compared to 8.0% in the prior year quarter. During the nine months ended June 30, 2014, our self-pay admissions represented 7.0% of our total admissions, compared to 7.9% in the prior year period. The improvement in our uncompensated care as a percentage of acute care revenue has been mitigated somewhat by the higher acuity levels at which self-pay patients are presenting for treatment through our emergency rooms.

Additionally, the declines in our self-pay volume and revenue are being aided by increasing benefits from recent Exchange enrollment, given that certain Exchange enrollees previously were included in the uninsured population. During the quarter ended June 30, 2014, we experienced 305 Exchange related admissions, compared to 103 in the sequential quarter ended March 31, 2014.

We would expect uninsured volumes to continue to decline in the near future as the impact of the Health Reform Law is fully realized. However, if we were to experience growth in uninsured volume and revenue, our uncompensated care may increase and our results of operations could be adversely affected.

The percentages of our insured and uninsured hospital net receivables are summarized as follows (1):

	June 30, 2014	September 30, 2013
Insured receivables	82.2%	81.4%
Uninsured receivables	17.8%	18.6%

Total	100.0%	100.0%

The percentages of hospital net receivables in summarized aging categories are as follows (1):

	June 30, 2014	September 30, 2013
0 to 90 days	61.0%	61.8%
91 to 180 days	20.3%	20.7%
Over 180 days	18.7%	17.5%

Total	100.0%	100.0%

(1)	Excludes hospital receivables retained related to our discontinued Florida operations.

Adoption of Electronic Health Records (“EHR”)

The American Recovery and Reinvestment Act of 2009 (“ARRA”) included approximately $26.0 billion in funding for various healthcare information technology (“IT”) initiatives, including Medicare and Medicaid incentives for eligible hospitals and professionals to adopt and meaningfully use certified EHR technology (“EHR Incentive Programs”). In addition, eligible providers that fail to demonstrate meaningful use of certified EHR technology will be subject to reduced payments from Medicare, beginning in federal fiscal year 2015 for eligible hospitals and calendar year 2015 for eligible professionals. Implementation of the EHR Incentive

Programs has been divided into three stages with increasing requirements for participation. Stage 1 requires providers to meet meaningful use objectives specified by CMS, which include electronically capturing health information in structured format, tracking key clinical conditions for coordination of care purposes, implementing clinical decision support tools to facilitate disease and medication management, using EHRs to engage patients and families, and reporting clinical quality measures and public health information. Our hospitals, as well as a number of our physician clinics, substantially met the Stage 1 requirements in our fiscal year 2012. Stage 2 introduces several new meaningful use measures, as well as imposes stricter requirements on certain existing Stage 1 measures. Providers must achieve meaningful use under the Stage 1 criteria before advancing to Stage 2 and are required to meet the criteria for the applicable stage based on their first year of attesting to meaningful use. Our hospitals and physician clinics whose first payment year was 2011 and 2012 are required to meet Stage 2 criteria beginning in 2014. Though we expect to continue to incur certain non-productive and other operating costs, as well as additional investments in hardware and software, we believe our historical investments in advanced clinical and other information systems, as well as quality of care programs, provides a solid platform to build upon for timely compliance with the healthcare IT initiatives and requirements of ARRA. During the quarter and nine months ended June 30, 2014, we recognized Medicare and Medicaid EHR incentives totaling $2.8 million and $10.2 million, respectively, compared to $4.8 million and $11.2 million in the prior year periods.

Revenue and Volume Trends

Total net revenue for the quarter ended June 30, 2014, increased 12.4% to $673.2 million, compared to $599.1 million in the prior year quarter. Total net revenue for the nine months ended June 30, 2014, increased 8.4% to $1.94 billion, compared to $1.79 billion in the prior year period. Total net revenue is comprised of acute care revenue, which is recorded net of the provision for bad debts, and premium revenue. Acute care revenue contributed $13.5 million to the increase in total net revenue for the quarter ended June 30, 2014, compared to the prior year quarter, while premium revenue at Health Choice contributed $60.5 million for the same period. Acute care revenue contributed $41.0 million to the increase in total net revenue for the nine months ended June 30, 2014, compared to the prior year period, while premium revenue at Health Choice contributed $102.9 million for the same period.

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

Admissions decreased 3.1% and 3.4% for the quarter and nine months ended June 30, 2014, respectively, compared to the same prior year periods. These decreases are reflective of a decline in Medicare 1-day stays, an industry-wide decline in inpatient utilization, and a continued shift towards outpatient services. In addition, respiratory or flu-related volumes declined for the nine months ended June 30, 2014, as compared to the same prior year periods. Adjusted admissions increased 1.9% and 0.7% for the quarter and nine months ended June 30, 2014, compared to the same prior year periods. For the quarter and nine months ended June 30, 2014, our outpatient volumes were positively impacted by increases in outpatient surgeries of 4.5% and 5.1%, respectively, compared to the same prior year periods. Additionally, emergency room visits for the quarter ended June 30, 2014 increased 3.2% compared to the prior year, while decreasing 0.9% in the nine months ended June 30, 2014, compared to the prior year period.

The following table provides the sources of our hospitals’ gross patient revenue by payor:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Medicare	27.2%	29.8%	27.8%	29.2%
Managed Medicare	14.6%	14.9%	14.7%	14.4%
Medicaid and managed Medicaid	22.3%	18.3%	21.4%	20.2%
Managed care and other	30.5%	29.9%	30.0%	29.2%
Self-pay	5.4%	7.1%	6.1%	7.0%

Total	100.0%	100.0%	100.0%	100.0%

The following table provides the sources of our hospitals’ net patient revenue by payor before the provision for bad debts:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Medicare	20.3%	20.5%	20.6%	21.3%
Managed Medicare	10.1%	9.8%	10.1%	10.0%
Medicaid and managed Medicaid	13.4%	12.0%	12.7%	12.2%
Managed care and other	40.9%	38.4%	39.5%	37.9%
Self-pay	15.3%	19.3%	17.1%	18.6%

Total	100.0%	100.0%	100.0%	100.0%

As noted in the above tables, our gross and net patient revenue by payor is experiencing a shift from self-pay to Medicaid and managed Medicaid and managed care payors. This shift is primarily a result of Arizona’s expansion of its Medicaid program under Health Care Reform, which become effective January 1, 2014, the initial benefit being experienced as Exchange enrollees begin accessing the healthcare system and the early signs of improvement in the underlying economic fundamentals in the markets we serve.

Net patient revenue per adjusted admission, which includes the impact of the provision for bad debts, increased 1.3% and 2.5% for the quarter and nine months ended June 30, 2014, compared to the same prior year periods.

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

Premium revenue generated by Health Choice represented 29.8% and 27.1% of our consolidated net revenue for the quarter and nine months ended June 30, 2014, respectively, compared to 23.3% and 23.6% in the same prior year periods.

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

SELECTED OPERATING DATA

The following table sets forth certain unaudited operating data from continuing operations for each of the periods presented.

	Quarter Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Acute Care
Number of acute care hospital facilities at end of period	16	16	16	16
Licensed beds at end of period (1)	3,778	3,804	3,778	3,804
Average length of stay (days) (2)	5.07	5.09	5.15	5.10
Occupancy rates (average beds in service)	48.5%	49.7%	49.6%	50.6%
Admissions (3)	26,307	27,155	79,796	82,643
Adjusted admissions (4)	49,103	48,175	144,790	143,750
Patient days (5)	133,488	138,108	409,923	421,159
Adjusted patient days (4)	249,162	245,015	743,804	732,569
Net patient revenue per adjusted admission (6)	$9,509	$9,391	$9,611	$9,376
Health Choice
Covered lives (7)	213,032	186,111	213,032	186,111
Medical loss ratio (8)	84.5%	84.8%	84.8%	83.8%

(1)	Includes St. Luke’s Behavioral Hospital in Phoenix, Arizona.
(2)	Represents the average number of days that a patient stayed in our hospitals.
(3)	Represents the total number of patients admitted to our hospitals for stays in excess of 23 hours. Management and investors use this number as a general measure of inpatient volume.
(4)	Adjusted admissions and adjusted patient days are general measures of combined inpatient and outpatient volume. We compute adjusted admissions/patient days by multiplying admissions/patient days by gross patient revenue and then dividing that number by gross inpatient revenue.
(5)	Represents the number of days our beds were occupied by inpatients over the period.
(6)	Includes the impact of the provision for bad debts as a component of revenue.
(7)	Represents total lives enrolled across all health plan product lines. Includes dual-eligible lives, which are members eligible for Medicare and Medicaid benefits, under Health Choice’s contract with CMS to provide coverage as a MAPD SNP totaling 8,006 and 4,310 as of June 30, 2014 and 2013, respectively.
(8)	Represents medical claims expense as a percentage of premium revenue, including claims paid to our hospitals.

RESULTS OF OPERATIONS SUMMARY

Consolidated

The following table sets forth, for the periods presented, the results of our consolidated operations expressed in dollar terms and as a percentage of net revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended		Quarter Ended		Nine Months Ended		Nine Months Ended
	June 30, 2014		June 30, 2013		June 30, 2014		June 30, 2013
($ in thousands):	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Net revenue
Acute care revenue before provision for bad debts	$556,318		$555,413		$1,692,779		$1,636,836
Less: Provision for bad debts	(83,437)		(96,090)		(281,931)		(267,014)

Acute care revenue	472,881	70.2%	459,323	76.7%	1,410,848	72.9%	1,369,822	76.4%
Premium revenue	200,281	29.8%	139,804	23.3%	524,995	27.1%	422,059	23.6%

Net revenue	673,162	100.0%	599,127	100.0%	1,935,843	100.0%	1,791,881	100.0%
Costs and expenses
Salaries and benefits	234,546	34.8%	219,896	36.7%	701,983	36.3%	670,286	37.4%
Supplies	80,411	11.9%	79,462	13.3%	243,437	12.6%	240,724	13.4%
Medical claims	165,943	24.7%	116,640	19.5%	436,754	22.6%	348,556	19.5%
Rentals and leases	18,796	2.8%	13,992	2.3%	56,429	2.9%	40,635	2.3%
Other operating expenses	114,933	17.1%	106,456	17.8%	325,012	16.8%	309,987	17.3%
Medicare and Medicaid EHR incentives	(2,790)	(0.4%)	(4,827)	(0.8%)	(10,233)	(0.5%)	(11,209)	(0.6%)
Interest expense, net	32,275	4.8%	32,771	5.4%	98,325	5.2%	99,987	5.5%
Depreciation and amortization	23,276	3.4%	24,492	4.1%	71,860	3.6%	72,606	4.1%
Management fees	1,250	0.2%	1,250	0.2%	3,750	0.2%	3,750	0.2%

Total costs and expenses	668,640	99.3%	590,132	98.5%	1,927,317	99.6%	1,775,322	99.1%
Earnings from continuing operations before gain on disposal of assets and income taxes	4,522	0.7%	8,995	1.5%	8,526	0.4%	16,559	0.9%
Gain on disposal of assets, net	332	0.0%	481	0.1%	1,100	0.1%	649	0.1%

Earnings from continuing operations before income taxes	4,854	0.7%	9,476	1.6%	9,626	0.5%	17,208	1.0%
Income tax expense	6,331	0.9%	3,850	0.7%	10,198	0.5%	8,016	0.5%

Net earnings (loss) from continuing operations	(1,477)	(0.2%)	5,626	0.9%	(572)	(0.0%)	9,192	0.5%
Earnings (loss) from discontinued operations, net of income taxes	(2,847)	(0.4%)	(531)	(0.1%)	1,821	(0.0%)	849	0.1%

Net earnings (loss)	(4,324)	(0.6%)	5,095	0.8%	1,249	0.0%	10,041	0.6%
Net earnings attributable to non-controlling interests	(2,453)	(0.4%)	(1,941)	(0.3%)	(8,857)	(0.5%)	(3,189)	(0.2%)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(6,777)	(1.0%)	$3,154	0.5%	$(7,608)	(0.5%)	$6,852	0.4%

Acute Care

The following table and discussion sets forth, for the periods presented, the results of our acute care operations expressed in dollar terms and as a percentage of acute care revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended		Quarter Ended		Nine Months Ended		Nine Months Ended
	June 30, 2014		June 30, 2013		June 30, 2014		June 30, 2013
($ in thousands):	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Acute care revenue
Acute care revenue before provision for bad debts	$556,318		$555,413		$1,692,779		$1,636,836
Less: Provision for bad debts	(83,437)		(96,090)		(281,931)		(267,014)

Acute care revenue	472,881	99.3%	459,323	99.6%	1,410,848	99.4%	1,369,822	99.6%
Revenue between segments (1)	3,262	0.7%	1,940	0.4%	8,539	0.6%	5,334	0.4%

Total acute care revenue	476,143	100.0%	461,263	100.0%	1,419,387	100.0%	1,375,156	100.0%
Costs and expenses
Salaries and benefits	225,785	47.4%	213,806	46.4%	678,491	47.8%	652,666	47.5%
Supplies	80,341	16.9%	79,422	17.2%	243,264	17.1%	240,582	17.5%
Rentals and leases	18,348	3.8%	13,597	2.9%	55,264	3.9%	39,443	2.9%
Other operating expenses	101,706	21.4%	100,463	21.8%	296,401	20.9%	292,488	21.3%
Medicare and Medicaid EHR incentives	(2,790)	(0.6%)	(4,827)	(1.0%)	(10,233)	(0.7%)	(11,209)	(0.8%)
Interest expense, net	32,275	6.8%	32,771	7.1%	98,325	6.9%	99,987	7.2%
Depreciation and amortization	22,244	4.7%	23,463	5.0%	68,723	4.8%	69,510	5.0%
Management fees	1,250	0.3%	1,250	0.3%	3,750	0.3%	3,750	0.3%

Total costs and expenses	479,159	100.7%	459,945	99.7%	1,433,985	101.0%	1,387,217	100.9%
Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(3,016)	(0.7%)	1,318	0.3%	(14,598)	(1.0%)	(12,061)	(0.9%)
Gain on disposal of assets, net	332	0.1%	481	0.1%	1,100	0.1%	649	0.1%

Earnings (loss) from continuing operations before income taxes	$(2,684)	(0.6%)	$1,799	0.4%	$(13,498)	(1.1%)	$(11,412)	(0.8%)

(1)	Revenue between segments is eliminated in our consolidated results.

Quarters Ended June 30, 2014 and 2013

Total acute care revenue — Total acute care revenue for the quarter ended June 30, 2014, was $476.1 million, an increase of $14.8 million or 3.2% compared to $461.3 million in the prior year quarter. The increase in total acute care revenue is comprised primarily of an increase in adjusted admissions of 1.9% and an increase in net patient revenue per adjusted admission of 1.3%.

Net adjustments to estimated third-party payor settlements, also known as prior year contractuals, resulted in an increase in total acute care revenue for the quarters ended June 30, 2014 and 2013, of $0.5 million and $3.1 million, respectively.

Salaries and benefits — Salaries and benefits expense for the quarter ended June 30, 2014, was $225.8 million, or 47.4% of total acute care revenue, compared to $213.8 million, or 46.4% of total acute care revenue in the prior year quarter. Excluding the impact of stock-based compensation, salaries and benefits expense as a percentage of total acute care revenue was 46.5% for the quarter ended June 30, 2014, compared to 46.1% in the prior year quarter. This increase is due primarily to an increase in employee benefit costs compared to the prior year quarter, partially offset by a 0.1% improvement in contract labor as the result of cost reduction initiatives.

Supplies — Supplies for the quarter ended June 30, 2014, were $80.3 million, or 16.9% of total acute care revenue, compared to $79.4 million, or 17.2% of total acute care revenue in the prior year quarter. The improvement in supplies as a percentage of total acute care revenue is the result of a decline in supply intensive surgical procedures as evidenced by a 3.1% decline in inpatient surgeries, as well as the impact of supply cost initiatives that have included improved pricing and more effective utilization.

Rentals and leases — Rentals and leases expense for the quarter ended June 30, 2014, was $18.3 million, compared to $13.6 million in the prior year quarter. The increase in rentals and leases expense is primarily due to $4.5 million of additional rent expense in the quarter ended June 30, 2014, resulting from the sale-leaseback of certain hospital real estate, which closed in the fourth quarter of fiscal year 2013.

Other operating expenses — Other operating expenses for the quarter ended June 30, 2014, were $101.7 million, or 21.4% of total acute care revenue, compared to $100.5 million, or 21.8% of total acute care revenue in the prior year quarter. Other operating expenses as a percentage of total acute revenue improved primarily due to a decline in professional fees associated with our supplemental Medicaid reimbursement programs in Texas.

Nine Months Ended June 30, 2014 and 2013

Total acute care revenue — Total acute care revenue for the nine months ended June 30, 2014, was $1.42 billion, an increase of $44.2 million or 3.2% compared to $1.38 billion in the prior year period. The increase in total acute care revenue is comprised primarily of an increase in adjusted admissions of 0.7% and an increase in net patient revenue per adjusted admission of 2.5%.

Net adjustments to estimated third-party payor settlements, also known as prior year contractuals, resulted in an increase in total acute care revenue for the nine months ended June 30, 2014 and 2013, of $4.8 million and $6.6 million, respectively.

Salaries and benefits — Salaries and benefits expense for the nine months ended June 30, 2014, was $678.5 million, or 47.8% of total acute care revenue, compared to $652.7 million, or 47.5% of total acute care revenue in the prior year period. Excluding the impact of stock-based compensation and $3.5 million of compensation expense associated with a special bonus paid to certain members of our leadership team in recognition of the execution of certain recent strategic initiatives, salaries and benefits expense as a percentage of total acute care revenue was 46.9% for the nine months ended June 30, 2014, compared to 47.2% in the prior year period.

Supplies — Supplies for the nine months ended June 30, 2014, were $243.3 million, or 17.1% of total acute care revenue, compared to $240.6 million, or 17.5% of total acute care revenue in the prior year period. The improvement in supplies as a percentage of acute care revenue is the result of a decline in supply intensive surgical procedures as evidenced by a 2.5% decline in inpatient surgeries, as well as the impact of supply cost initiatives that have included improved pricing and more effective utilization.

Rentals and leases — Rentals and leases expense for the nine months ended June 30, 2014, was $55.3 million, compared to $39.4 million in the prior year period. The increase in rentals and leases expense is primarily due to $13.2 million of additional rent expense in the nine months ended June 30, 2014, resulting from of the sale-leaseback of certain hospital real estate, which closed in the fourth quarter of fiscal year 2013.

Other operating expenses — Other operating expenses for the nine months ended June 30, 2014, were $296.4 million, or 20.9% of total acute care revenue, compared to $292.5 million, or 21.3% of total acute care revenue in the prior year period. Other operating expenses as a percentage of total acute care revenue improved primarily due to a decline in professional fees associated with our supplemental Medicaid reimbursement programs in Texas.

Health Choice

The following table and discussion sets forth, for the periods presented, the results of our Health Choice operations expressed in dollar terms and as a percentage of premium revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended		Quarter Ended		Nine Months Ended		Nine Months Ended
	June 30, 2014		June 30, 2013		June 30, 2014		June 30, 2013
($ in thousands):	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Premium revenue
Premium revenue	$200,281	100.0%	$139,804	100.0%	$524,995	100.0%	$422,059	100.0%
Costs and expenses
Salaries and benefits	8,929	4.5%	6,090	4.4%	23,660	4.5%	17,620	4.2%
Supplies	70	0.0%	40	0.0%	173	0.0%	142	0.0%
Medical claims (1)	169,205	84.5%	118,580	84.8%	445,293	84.8%	353,890	83.8%
Other operating expenses	13,059	6.5%	5,993	4.3%	28,443	5.4%	17,499	4.1%
Rentals and leases	448	0.2%	395	0.3%	1,165	0.3%	1,192	0.3%
Depreciation and amortization	1,032	0.5%	1,029	0.7%	3,137	0.6%	3,096	0.8%

Total costs and expenses	192,743	96.2%	132,127	94.5%	501,871	95.6%	393,439	93.2%

Earnings before income taxes	$7,538	3.8%	$7,677	5.5%	$23,124	4.4%	$28,620	6.8%

(1)	Medical claims paid to our hospitals of $3.3 million and $1.9 million for the quarters ended June 30, 2014 and 2013, respectively, and $8.5 million and $5.3 million for the nine months ended June 30, 2014 and 2013, respectively, are eliminated in our consolidated results.

Quarters Ended June 30, 2014 and 2013

Premium revenue — Premium revenue from Health Choice was $200.3 million for the quarter ended June 30, 2014, an increase of $60.5 million or 43.3% compared to $139.8 million in the prior year quarter. The increase in premium revenue is attributable to a 14.5% increase in members, driven by growth in all of our product lines. Enrollment in our Medicare and Medicaid product lines increased 81.4% and 10.4%, respectively, compared to the prior year quarter. Our Medicaid product line has been impacted favorably by the expansion of the Medicaid program in Arizona. Additionally, premium revenue on a per member per month basis for the quarter ended June 30, 2014, compared to the prior year quarter, increased 22.6% as a result of changes in the member mix. We also recognized $4.0 million of revenue related to the new HIF as part of the Health Reform Law.

Medical claims — Prior to eliminations, medical claims expense was $169.2 million for the quarter ended June 30, 2014, compared to $118.6 million in the prior year quarter. Medical claims expense as a percentage of premium revenue was 84.5% for the quarter ended June 30, 2014, compared to 84.8% in the prior year quarter. Excluding the impact of the HIF revenue, medical claims as a percentage of premium revenue was 86.2% for the quarter ended June 30, 2014, compared to 84.8% in the prior year quarter. This increase is primarily attributable to additional medical expenses associated with the increase in childless adult members, resulting from the recent expansion of the Medicaid program in Arizona, which typically present for treatment at higher acuity levels. Additionally, we have incurred an increase in pharmacy costs resulting from an increase in specialty drug utilization, including $1.1 million of additional costs associated with a new drug used to cure Hepatitis C.

Other operating expenses — Other operating expenses for the quarter ended June 30, 2014, were $13.1 million, or 6.5% of premium revenue, compared to $6.0 million, or 4.3% of premium revenue in the prior year quarter. Other operating expenses increased primarily as a result of $2.0 million in start-up related costs associated with our new third-party administration and management services organization business and $4.0 million in HIF expense.

Nine Months Ended June 30, 2014 and 2013

Premium revenue — Premium revenue from Health Choice was $525.0 million for the nine months ended June 30, 2014, an increase of $102.9 million or 24.4% compared to $422.1 million in the prior year period. The increase in premium revenue is attributable to a 6.2% increase in members, driven by growth in all of our product lines. Enrollment in our Medicare and Medicaid product lines increased 56.6% and 7.5%, respectively, compared to the prior year period. Our Medicaid product line has been impacted favorably by the expansion of the

Medicaid program in Arizona. Premium revenue on a per member per month basis for the nine months ended June 30, 2014, compared to the prior year period, increased 13.5% as a result of changes in the member mix. Additionally, premium revenue for the nine months ended June 30, 2014, compared to the prior year period, increased as a result of additional reimbursement related to primary care physician Medicaid parity payments, which also includes a pass-through component impacting our medical expenses. We also recognized $4.0 million of revenue related to the new HIF as part of the Health Reform Law.

Medical claims — Prior to eliminations, medical claims expense was $445.3 million for the nine months ended June 30, 2014, compared to $353.9 million in the prior year period. Medical claims expense as a percentage of premium revenue was 84.8% for the nine months ended June 30, 2014, compared to 83.8% in the prior year period. Excluding the impact of the HIF revenue, medical claims as a percentage of premium revenue was 85.5% for the nine months ended June 30, 2014, compared to 83.8% in the prior year period. This increase is primarily attributable to additional medical expenses associated with the increase in childless adult members, resulting from the recent expansion of the Medicaid program in Arizona, which typically present for treatment at higher acuity levels. Additionally, we have incurred an increase in pharmacy costs resulting from an increase in specialty drug utilization, including $3.8 million of additional costs associated with a new drug used to cure Hepatitis C.

Other operating expenses — Other operating expenses for the nine months ended June 30, 2014, were $28.4 million, or 5.4% of premium revenue, compared to $17.5 million, or 4.1% of premium revenue in the prior year period. Other operating expenses increased primarily as a result of $3.0 million in start-up related costs associated with our new third-party administration and management services organization business and $4.0 million in HIF expense.

Income Tax Expense

Quarters ended June 30, 2014 and 2013

For the quarter ended June 30, 2014, we recorded income tax expense of $6.3 million, for an effective tax rate of 130.4%, compared to income tax expense of $3.9 million, for an effective tax rate of 40.6% in the prior year quarter. The increase in the effective tax rate was primarily due to an increase in certain nondeductible expenses including: (1) nondeductible compensation, including stock-based compensation; (2) a $1.1 million expense related to an excess of cumulative compensation deductions over the realized tax benefit upon the exercise of employee stock options; and (3) the HIF imposed by the Health Reform Law beginning in 2014, which is treated as a nondeductible excise tax.

Nine months ended June 30, 2014 and 2013

For the nine months ended June 30, 2014, we recorded income tax expense of $10.2 million, for an effective tax rate of 105.9%, compared to income tax expense of $8.0 million, for an effective tax rate of 46.6% in the prior year period. The increase in the effective tax rate was primarily due to an increase in certain nondeductible expenses including: (1) nondeductible compensation, including stock-based compensation; (2) a $1.1 million expense related to an excess of cumulative compensation deductions over the realized tax benefit upon the exercise of employee stock options; and (3) the HIF imposed by the Health Reform Law beginning in 2014, which is treated as a nondeductible excise tax.

LIQUIDITY AND CAPITAL RESOURCES

Overview of Cash Flow Activities for the Nine Months Ended June 30, 2014 and 2013

Our cash flows are summarized as follows (in thousands):

	Nine Month Ended June 30,
	2014	2013
Cash flows from operating activities	$(10,544)	$12,911
Cash flows from investing activities	$(84,100)	$(82,487)
Cash flows from financing activities	$(25,844)	$38,550

Operating Activities

Cash flows used in continuing operations for the nine months ended June 30, 2014, which declined $12.3 million compared to the prior year period, were impacted by the payment of $22.3 million in income taxes, transaction fees and other costs, as well as $16.9 million of additional rent payments, associated with the recent sale-leaseback of certain hospital real estate. In addition, cash flows used in continuing operations were impacted by the timing of payments related to primary care physician Medicaid parity at Health Choice.

At June 30, 2014, we had $208.9 million in net working capital, compared to $212.9 million at September 30, 2013, both excluding the impact of our sale-leaseback transactions and the sale of our Florida market. Net accounts receivable decreased $34.4 million to $336.6 million at June 30, 2014, from $371.0 million at September 30, 2013. Our days revenue in accounts receivable at June 30, 2014, were 54, compared to 56 at September 30, 2013 and 59 at June 30, 2013.

Investing Activities

Cash flows used in investing activities increased $1.6 million for the nine months ended June 30, 2014, compared to the prior year period. The increase is comprised primarily of an increase in capital expenditures of $2.0 million compared to the prior year period. Included in capital expenditures for the nine months ended June 30, 2014 is $17.0 million of costs associated with the ongoing construction of our new greenfield hospital, Mountain Point Medical Center, in Lehi, Utah. This project is expected to be completed in the spring/summer of 2015.

Financing Activities

Cash flows used in financing activities was $25.8 million for the nine months ended June 30, 2014, compared to cash provided of $38.6 million in the prior year period. The prior year period included proceeds from borrowings on our revolving credit facilities of $147.0 million, along with subsequent debt payments of $101.8 million. The nine months ended June 30, 2014, includes regular debt payments of $10.2 million and distributions to non-controlling interests of $5.2 million associated with the sale-leaseback of certain hospital real estate.

Capital Resources

As of June 30, 2014, we had the following debt arrangements:

•	$1.325 billion senior secured credit facilities; and

•	$850.0 million in 8.375% senior notes due 2019.

At June 30, 2014, amounts outstanding under our senior secured credit facilities consisted of $992.0 million in term loans. In addition, we had $69.9 million in letters of credit outstanding under the revolving credit facility. The weighted average interest rate of outstanding borrowings under the senior secured credit facilities was 4.6% for both the quarter and nine months ended June 30, 2014, respectively, compared to 4.5% and 4.8% in the prior year periods.

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

Other

We are party to interest rate swaps with Citibank, N.A. (“Citibank”) and Barclays Bank PLC (“Barclays”), as counterparties, with notional amounts totaling $350.0 million, each agreement effective March 28, 2013 and expiring between September 30, 2014 and September 30, 2016. Under these agreements, we are required to make quarterly fixed rate payments to the counterparties at annual rates ranging from 1.6% to 2.2%. The counterparties are obligated to make quarterly floating rate payments to us based on the three-month LIBOR rate, each subject to a floor of 1.25%.

Total Notional Amounts
Effective Dates	(in thousands)
Effective from March 28, 2013 to September 30, 2014	$50,000
Effective from March 28, 2013 to September 30, 2015	100,000
Effective from March 28, 2013 to September 30, 2016	200,000

Capital Expenditures

We plan to finance our proposed capital expenditures with cash generated from operations, borrowings under our Senior Secured Credit Facilities and other capital sources that may become available. We expect our capital expenditures for fiscal 2014 to be $115.0 million to $125.0 million, including the following significant expenditures:

•	$50 million to $55 million for growth and new business projects;

•	$45 million to $50 million in replacement or maintenance related projects at our hospitals; and

•	$20 million in hardware and software costs related to information systems projects, including healthcare IT stimulus initiatives.

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

Including available cash at June 30, 2014, we have available liquidity as follows (in millions):

Cash and cash equivalents	$317.6
Available capacity under our senior secured revolving credit facility	230.1

Net available liquidity at June 30, 2014	$547.7

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. At June 30, 2014, the following components of our Senior Secured Credit Facilities bear interest at variable rates at specified margins above either the agent bank’s alternate base rate or the LIBOR rate: (i) a $1.025 billion, seven-year term loan; and (ii) a $300.0 million, five-year revolving credit facility. As of June 30, 2014, we had outstanding variable rate debt of $992.0 million.

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

Item 4. Controls and Procedures

Evaluations of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2014. Based on this evaluation, the principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In November 2010, the U.S. Department of Justice (“DOJ”) sent a letter to IAS requesting a 12-month tolling agreement in connection with an investigation into Medicare claims submitted by our hospitals in connection with the implantation of implantable cardioverter defibrillators (“ICDs”) during the period 2003 to the present. At that time, neither the precise number of procedures, number of claims, nor the hospitals involved were identified by the DOJ. We understand that the government is conducting a national initiative with respect to ICD procedures involving a number of healthcare providers and is seeking information in order to determine if ICD implantation procedures were performed in accordance with Medicare coverage requirements. On January 11, 2011, IAS entered into the tolling agreement with the DOJ and, subsequently, the DOJ provided us with a list of 194 procedures involving ICDs at 14 hospitals which are the subject of further medical necessity review by the DOJ. We are cooperating fully with the government and, to date, the DOJ has not asserted any claim against our hospitals. Applying the resolution model proposed by the DOJ, we believe that at least 131 of these procedure claims were properly documented for medical necessity and billed appropriately. Our outside counsel has submitted to the DOJ summary justifications and supporting evidence relating to the medical claims at six of our hospitals. We continue to provide support for the remaining 63 of these cases that could have some likelihood of enforcement by the DOJ. If we are unable to place these claims in a non-enforcement or lesser enforcement category, the government may require repayment, which could impose a multiplier. Given the case-specific nature of the claims and the DOJ’s discretion to compromise claims, we are unable at this time to estimate any potential repayment obligation related to this matter. The tolling agreement between IAS and the government, as recently extended, is currently set to expire December 31, 2014.

On September 25, 2013, we voluntarily self-disclosed for resolution through the Self-Referral Disclosure Protocol established by CMS non-compliance by ten of our affiliated hospitals with a certain element of an exception of the Stark Law. Provisions of the Affordable Care Act that became effective on September 23, 2011 require, as an element of the Stark Law’s “whole-hospital” exception, that hospitals having physician ownership disclose such ownership on their public websites and in public advertising. The self-disclosure states that, on

August 12, 2013, we discovered that the ten of our affiliated hospitals partially owned by physicians did not consistently make such disclosures. The self-disclosure also states that, on August 13, 2013, the hospitals added the disclosures to those public websites that did not previously have them and began to include the disclosures in new public advertising. The self-disclosure explains that, as a result of the absence of the website and advertising disclosures, the referrals of direct and indirect physician owners (and physicians who are immediate family members of direct and indirect owners) to the physician-owned hospitals of Medicare beneficiaries did not consistently qualify for the Stark Law’s “whole-hospital” exception from September 23, 2011 through August 13, 2013. On October 21, 2013, we submitted a supplement to our self-disclosure, reporting Medicare payments to these hospitals for services resulting from referrals affected by the non-compliance and the hospitals’ profit distributions to physicians (and known immediate family members of physicians) with respect to their ownership interests in the hospitals during the same period. We have been in communication with CMS about resolving this matter but, at present, CMS has made no commitments, as a general matter or in this case, regarding the timing or substance of resolution of self-disclosed Stark Law noncompliance through the voluntary CMS Self-Referral Disclosure Protocol. As a result, we express no opinion as to its outcome other than to state that it could take up to one year or longer to resolve and, at this time, any repayment obligation or other penalties to be determined by CMS is unknown and not currently estimable.

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

IASIS HEALTHCARE LLC

Date: August 14, 2014	By:	/s/ John M. Doyle
John M. Doyle
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from our quarterly report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 14, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated balance sheets at June 30, 2014 and September 30, 2013, (ii) the condensed consolidated statements of operations for the quarters and nine months ended June 30, 2014 and 2013, (iii) the condensed consolidated statements of comprehensive income (loss) for the quarters and nine months ended June 30, 2014 and 2013, (iv) the condensed consolidated statement of equity, (v) the condensed consolidated statements of cash flows for the nine months ended June 30, 2014 and 2013, and (vi) the notes to the condensed consolidated financial statements (tagged as blocks of text). (1)

(1)	The XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.