Form 10-K
period 2014-09-30
IASIS Healthcare LLC
filed 2014-12-08
CIK 1294632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

As of December 8, 2014, 100% of the registrant’s common interests outstanding (all of which are privately owned and are not traded on any public market) were owned by IASIS Healthcare Corporation, its sole member.

CERTAIN TERMS

In this Annual Report on Form 10-K (this “Report”), unless indicated or the context requires otherwise, the terms “we,” “us,” “our,” the “Company” or “our company” refers to IASIS Healthcare LLC and its consolidated subsidiaries (“IASIS”). Our parent company, IASIS Healthcare Corporation (“IAS”), is our sole member.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this Report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements provide our current expectations or forecasts of future events and are not statements of historical fact. These forward-looking statements include information about possible or assumed future events, including, among other things, discussion and analysis of our future financial condition, results of operations and funds from operations, our strategic plans and objectives, cost management, liquidity and ability to repay or refinance our indebtedness as it matures, anticipated capital expenditures (and access to capital) required to complete projects, and other matters. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “projects,” “may,” “might,” “should,” “could,” “will” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and/or could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Forward-looking statements involve inherent uncertainty and may ultimately prove to be incorrect or false. You are cautioned to not place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to:

•	the effects of changes in governmental healthcare programs, principally Medicare, Medicaid and other federal healthcare programs, including limitations or reductions of levels of payments that our hospitals receive under such programs;

•	the effects related to implementation of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”), the possible enactment of additional federal or state healthcare reforms and possible amendments, changes or court challenges to such laws and other federal, state or local laws or regulations affecting the healthcare industry;

•	the effects of a shift in volume or payor mix from commercial managed-care payors to self-pay and Medicaid;

•	increases in the amount and risk of collectability of uninsured accounts and deductibles and copayment amounts for insured accounts;

•	a reduction in or withholding of government-sponsored supplemental payments to our hospitals;

•	the effects of any inability to retain and negotiate reasonable contracts with managed care plans or if insured patients switch from traditional commercial insurance plans to exchange plans;

•	industry trends towards value-based purchasing and exclusive narrow networks and related competitive challenges to our hospitals;

•	possible changes in the Medicare, Medicaid and other state programs, including Medicaid supplemental reimbursement programs or waiver programs, that may impact reimbursements to healthcare providers and insurers;

•	controls imposed by Medicare and third-party payors to reduce admissions and length of stay;

•	competition to attract and retain quality physicians, nurses, technicians and other personnel;

i

•	the generally competitive nature of the healthcare industry;

•	the possibility of health pandemics and the related impacts on our operations and financial results;

•	a failure of our information systems or breach of our cyber-security protections;

•	the costs and operational challenges associated with information technology and medical equipment upgrades;

•	challenges associated with the implementation of electronic health records and coding systems;

•	compliance with extensive healthcare industry laws, regulations and investigations, including those with respect to physician-owned hospitals;

•	reliance upon services provided by third-party vendors;

•	the effects of local or national economic downturns on our business lines;

•	risks associated with our acquisition and development strategy, including liabilities assumed in acquisitions of facilities and physician practices and our need to effectively integrate acquired companies into our existing operations;

•	increased lease rates and amended lease terms at certain of our facilities in connection with sale-leaseback transactions;

•	the effectiveness of our reinvestment of proceeds from sale-leaseback transactions and asset dispositions;

•	timely completion of under-construction facilities;

•	risks associated with environmental laws;

•	risks associated with labor laws;

•	potential adverse accounting impacts associated with goodwill carrying value;

•	our dependence upon the services of key executive management personnel;

•	risks related to our indebtedness and capital structure;

•	our Health Choice managed care business’ ability to effectively manage costs of care, maintain its governmental contracts and achieve its service line expansion strategies; and

•	other risk factors described in this Report.

This list of risks and uncertainties, however, is only a summary of some of the most important factors and is not intended to be exhaustive. You should carefully review the risks described under “Item 1A.—Risk Factors” in this Report. New factors may also emerge from time to time that could materially and adversely affect us.

ii

iii

IASIS HEALTHCARE LLC

PART I

Item 1.	Business.

Our Company

We are a healthcare services company headquartered in Franklin, Tennessee that, through its ownership of both acute care hospitals and Health Choice Arizona, Inc. and related entities (“Health Choice” or the “Plan”), our managed care businesses, provides high quality, affordable healthcare services in high-growth urban and suburban markets across eight states. Our acute care assets include acute care hospitals, one behavioral health hospital, several outpatient facilities, and 134 physician clinics associated with our employed physician groups in a number of growing urban and suburban markets. Our managed care operations includes health care plans, third party management and administrative services (“MSO”) and accountable care network development and management. We are a limited liability company organized under Delaware law following a reorganization with our predecessor company, which was founded in 1998.

We believe that our expertise as a cost-efficient provider of healthcare services and as a managed care services company with 24 years of population health management expertise distinguishes our Company as a high-quality, affordable provider of healthcare services. We believe that our expertise as both a healthcare provider and health insurer positions us for continued success in an industry trending towards value-based purchasing of healthcare services, as opposed to traditional fee-for-service reimbursement. Where appropriate, we are leveraging our expertise as a health insurance provider to help create healthcare networks, drive efficiencies in our hospitals and help create value the reaches across both our acute care provider and health insurance operations.

For the year ended September 30, 2014, we generated revenues of $2.5 billion, net earnings from continuing operations of $23.3 million and adjusted EBITDA of $269.8 million. For fiscal 2014, $1.8 billion, or 71.2% of our revenue was derived from our acute care operations and $730.0 million, or 28.8% was derived from our managed care operations.

Our principal executive offices are located at Dover Centre, 117 Seaboard Lane, Bldg. E, Franklin, Tennessee 37067, and our telephone number is (615) 844-2747. Our website address is www.iasishealthcare.com. The information on, or accessible through our website is not incorporated into and does not constitute a part of this Annual Report on Form 10-K or any other document that we file with or furnish to the United States (“U.S.”) Securities and Exchange Commission (“SEC”).

Acute Care Operations

As of September 30, 2014, we owned or leased 16 acute care hospital facilities and one behavioral health hospital facility with a total of 3,781 licensed beds, several outpatient service facilities and 134 physician clinics. On November 11, 2014, we entered into a definitive agreement to sell our Nevada operations. This transaction is expected to close by the end of the 2014 calendar year, subject to customary regulatory approvals and closing conditions. Regarding this potential disposition, any discussion in this Annual Report regarding our current or future operations or strategies does not include or reflect the impact of our Nevada acute care operations.

We operate our hospitals with a strong community focus by offering and developing healthcare services targeted to the needs of the markets we serve, promoting strong relationships with physicians and working with our managed care operations and other local managed care plans to develop quality-driven, cost-efficient and innovative reimbursement models. Our major acute care geographic markets include Salt Lake City, Utah; Phoenix, Arizona; five cities in Texas, including Houston, San Antonio and Odessa; and West Monroe, Louisiana.

        Since our company was founded in 1998, we have developed a reputation for operating hospitals that deliver high quality care in our markets at rates more affordable than competing hospitals with larger local market share than us. Our corporate and divisional infrastructure allows us to leverage savings in information technology services, revenue cycle, hospital supplies, and labor force costs.

Managed Care Operations

Health Choice, headquartered in Phoenix, Arizona, began providing managed Medicaid services under contract with the Arizona Health Care Cost Containment System (“AHCCCS”) in 1990. Under our ownership beginning in 1999, Health Choice has evolved into a managed care organization and insurer that, while growing its core managed Medicaid business, has expanded to serve certain Medicare Advantage members and to offer management services to other payors through its MSO-related services. In collaboration with our hospitals and affiliated physicians in certain of our markets, Health Choice also manages accountable care networks. In these service lines, Health Choice seeks to apply its experience-driven capabilities in population health management, which we define as the strategies employed to keep patient and health plan member populations as healthy as possible, in order to minimize expensive and preventable emergency department visits, hospitalizations and other procedures, using wellness and chronic care management programs and positioning to primary care physician as the control care coordinator.

Health Choice represents one of our company’s key strategic assets, providing the Company with the ability to engage in what we believe are innovative value-based purchasing initiatives and opportunities. Its leadership team has considerable experience in population health management, physician relations and network development. Health Choice also deploys state of the art disease management and claims processing technology. In light of the current healthcare industry trends toward integrated delivery and clinical integration, we are bringing Health Choice’s expertise and technology to bear as part of the provider networks we offer to health plans.

As of September 30, 2014, Health Choice’s related entities delivered healthcare services to 340,900 members through multiple health plans, accountable care networks, MSO-related services and other managed care solutions. These members include 209,100 managed Medicaid members served primarily through Health Choice’s core business in Arizona, 8,700 members participating in Health Choice’s Medicare Advantage Prescription Drug (“MAPD”) Special Needs Plan (“SNP”), 83,400 members of a large national insurer’s Florida managed Medicaid plan for whom Health Choice serves as a MSO, and 39,700 member lives managed through Health Choice’s accountable care networks and members of Health Choice’s Utah managed Medicaid and Arizona health insurance exchange plans.

Healthcare Industry Overview and Trends

Aging Population and Growth of Healthcare Spending

According to the U.S. Census Bureau, the U.S. population includes 44.7 million Americans age 65 or older, which represents 14.1% of the total population. By 2030, the number of Americans age 65 or older is expected to increase to 72.8 million, or 20.3% of the total population. The Centers for Medicare & Medicaid Services (“CMS”) estimates that U.S. healthcare expenditures were $2.8 trillion in 2012. CMS projects that total U.S. healthcare expenditures are expected to grow by 6.1% in 2014, 5.8% in 2015, 5.6% in 2016 and by an average of 6.4% annually from 2017 to 2022. Because of this growth, total U.S. healthcare expenditures are estimated to be $4.8 trillion, or 19.6% of the total U.S. gross domestic product by 2021. The hospital services sector represents the single largest category of healthcare spending at $848.9 billion in 2011. CMS expects continued increases in hospital services based on the aging of the U.S. population, advances in medical procedures, expansion of health coverage, increasing consumer demand for expanded medical services and increased prevalence of chronic conditions such as diabetes, heart disease and obesity. CMS estimates that hospital care expenditures will increase to approximately $1.6 trillion by 2022. We believe that these factors will drive long-term utilization increases for certain healthcare services and the need for hospital networks that can provide comprehensive healthcare services in a coordinated, cost-effective manner.

Cost-Conscious Healthcare Environment and Focus on Value-Based Reimbursement

The U.S. healthcare system is evolving in ways that favor cost-effective healthcare delivery, focusing on value-based payments and quality of outcomes. Specifically, CMS now requires providers to report and meet certain quality measures and penalizes hospitals financially for “excess readmissions.” We believe that as governmental and private insurers seek to control healthcare costs and to increase quality of care, value-based payment methodologies and reimbursement trends, such as bundled payments, shared cost savings and other cost- and quality incentive-based arrangements, will continue to gain in importance, relative to traditional fee-for-service reimbursement. We believe that these will include the continued growth of value-based payment methodologies tied to both quality and coordination of care, with incentives paid for the effective use of integrated electronic health records (“EHR”) technology and other programs that promote clinical integration and coordination of care, and movement more toward risk-based arrangements. We believe that patient-centered and disease state medical home reimbursement models, in which a primary care or specialty physician serves as care coordinator, will grow in prominence in certain markets. We believe we are well-positioned to capitalize on these trends as we seek to integrate, and drive synergies among, the core competencies of our managed care and acute care businesses.

Impact of Health Reform Law

        The Health Reform Law changes how healthcare services are covered, delivered and reimbursed. The law seeks to expand coverage of previously uninsured individuals, largely through expansion of Medicaid coverage and establishment of insurance exchanges (“Exchanges”) where individuals may purchase coverage. The Health Reform Law also contains an “individual mandate” that imposes financial penalties on individuals who fail to carry insurance coverage and employers that do not provide health insurance coverage. In addition, the Health Reform Law reforms certain aspects of health insurance, reduces government reimbursement rates, expands existing efforts to tie Medicare and Medicaid payments to performance and quality, places restrictions on physician-owned hospitals and contains provisions intended to strengthen fraud and abuse enforcement. We believe that the expansion of healthcare coverage through the growth of Exchanges, private sector coverage and expanded Medicaid coverage will, over time, reduce the level of uncompensated care we provide to uninsured individuals. The reductions in the growth in Medicare payments and the decreases in disproportionate share hospital (“DSH”) payments, however, will adversely affect our government reimbursement, which is offset by the benefits realized from expanded healthcare coverage under the Health Reform Law. Because of the many variables, including the law’s complexity, continued delays or exceptions to employer mandates, possible amendments or changes, court challenges to the law, uncertainty regarding the success of Exchanges in enrolling uninsured individuals and possible reductions in funding by Congress and future reductions in Medicare and Medicaid reimbursement, the long-term effect of the Health Reform Law on our company, including how individuals and businesses will respond to the new choices and obligations, is not yet fully known. For example, the Supreme Court of the United States (“SCOTUS”) has agreed to hear a case known as King v. Burwell during the 2015 session. The case challenges the extension of premium subsidies to health insurance policies purchased through federally-operated Exchanges, arguing that subsidies must be limited to state-operated Exchanges. If decided in favor of the plaintiffs, this case could make it more difficult for uninsured individual in states that do not operate an Exchange to purchase coverage and otherwise significantly affect implementation of the Health Reform Law, in a manner that results in less than projected numbers of newly insured individuals. We cannot predict the impact on our Company of these continuing developments with respect to the Health Reform Law.

Business Strategy

We seek to provide high-quality, cost-effective healthcare services to the communities we serve, while positioning our company for long-term growth and re-investment opportunities in a very dynamic healthcare environment. To achieve these objectives, we are pursuing the following key components of our business strategy.

Focus on High-Quality, Safe and Efficient Clinical Patient Care Which, In Turn, Drives Health Outcomes and Patient Satisfaction. High-quality services, including patient safety initiatives, patient satisfaction strategies and delivery of exceptional clinical quality, drive our facilities’ success. We believe that consistent delivery of high-quality care results in patient loyalty and long-term revenue growth and profitability. Our quality-of-care strategies include enhancing the patient care experience by:

•	attracting and retaining high-quality, compassionate healthcare professionals;

•	monitoring and tracking clinical performance and patient safety for numerous purposes, including benchmarking of performance data and the establishment of best practices;

•	using our advanced clinical information system, which provides timely key clinical care data, to enable our hospitals to enhance patient safety, reduce medical errors through bar code scanning and increase staff time available for direct patient care;

•	expansion of our accountable care networks to improve patient care coordination in certain of our markets;

•	reducing readmission rates; and

•	investing in access points of care and our emergency rooms to improve patient access, flow, quality and timeliness of care.

We have invested extensively in patient care initiatives, including implementing information technologies that enable us to track the quality of patient care, increase patient safety and satisfaction and increase the time our hospital staff members interact face-to-face with patients. We believe our quality initiatives and outcomes favorably position us in a payment environment that is increasingly value and performance-based.

Align With Physicians to Meet Community Needs and Emerging Reimbursement Trends. In order to provide high-quality healthcare and achieve long-term profitability, we believe that we must execute on our comprehensive physician alignment strategy. This includes investing in the recruitment, employment and retention of highly competent physicians and other healthcare professionals, in addition to making our facilities attractive and more convenient to use by physicians. To accomplish this, we have focused on:

•	recruiting both primary care and specialist physicians to join us under employment arrangements;

•	expanding the geographic reach of our outpatient and other specialty services, through opening or acquiring physician clinics, outpatient surgery facilities and other ambulatory care centers that increase our patients’ points of access;

•	equipping our hospitals with advanced medical technology and computer systems and platforms;

•	enhancing physician convenience and access, including the development of medical office space on or near our hospital campuses;

•	leveraging Health Choice’s expertise to develop high performance accountable care networks;

•	leveraging clinical and other data obtained through Health Choice’s management of our accountable care networks and bundling initiatives to minimize clinical variability among our medical staff and enhance collaboration with physicians in risk-based arrangements;

•	enabling physicians to remotely access clinical data through our advanced information systems, facilitating more convenient and timely patient care; and

•	sponsoring training programs to educate physicians on advanced medical procedures.

Focus on Operational Excellence. We continually focus on operational excellence and cost-conscious behavior that allows us to provide high-quality patient care at affordable rates. We believe high-quality patient care may be achieved while maintaining cost efficiency. We seek to leverage our corporate infrastructure and expense control expertise to achieve significant cost savings and operating efficiencies. Our corporate-wide supply purchase contracts, and our centralized revenue cycle management capabilities, billing systems and health information technologies allow our hospitals to benefit from economies of scale. We have also focused significant resources and expertise in managing employee productivity and labor-related costs at our hospitals, which helps to control costs and improve margins. We believe our ability to manage operational costs favorably positions us in a payment environment that is increasingly value and performance-based.

Invest in Technology to Improve Patient Care and Achieve Clinical Integration. Investment in technology drives improvement in clinical outcomes and quality of patient care. Since our company’s inception, we have spent more than $345 million to equip our hospitals with advanced clinical and health information technology. Our strategy of investing in technology includes:

•	providing state of the art medical equipment and technology in our hospitals, including significant investment in robotics surgery, hybrid operating rooms, tomotherapy and sophisticated diagnostic equipment such as computed axial tomography (“CT”) scanners, magnetic resonance imaging (“MRIs”), positron emission tomography (“PET”) scanners and automated laboratories;

•	using our system-wide EHR information platform to connect all our hospitals and to provide comprehensive real-time access to patient records and other information;

•	providing a business intelligence system to enable real-time and effective decision making;

•	investing in stronger physician relationships and clinical integration by, where possible, connecting affiliated physicians with our advanced technology and platforms; and

•	using our information systems to track quality and patient outcomes.

We believe that deploying our information technology where possible throughout our physician networks will position us to better track quality and to achieve clinical outcomes and costs savings, enhancing our competitiveness in a healthcare reimbursement landscape moving toward payment for performance.

Leverage Our Managed Care and Population Health Management Expertise to Improve Patient Care, Create Payor Contracting Opportunities and Expand Health Choice’s Service Offerings. The U.S. healthcare system and the demand for healthcare services are evolving in ways that favor more coordinated healthcare delivery, focusing on population health management. Specifically, the Medicare and Medicaid programs, and commercial health insurers, are increasingly seeking to compensate healthcare providers based on quality outcomes and efficiency of care, rather than fixed fee schedules. These models include gain-sharing arrangements, various capitation models and other forms of risk-based reimbursement. We believe that effective population health management—which involves increased patient care coordination among physicians and hospitals, with a focus on wellness and disease management, and monitoring of overall health outcomes within populations—can lead to higher quality, more cost efficient healthcare.

The population health management expertise within Health Choice provides us with unique opportunities to improve care quality and to participate competitively in the emerging value-based payment landscape. Health Choice’s core competency lies in its medical management of Medicaid beneficiaries and “dual eligible” patients who receive both Medicare and Medicaid benefits. These groups have higher overall incidences of complex and chronic medical conditions than the population as whole. We have begun integrating the core competencies of our Health Choice assets in the hospital side of our business, which we believe will enable us to manage the financial risks associated with our acute care hospitals entering into value-based relationships with governmental and commercial payors (as opposed to traditional fee-for-service arrangements).

We believe that Health Choice’s medical management expertise provides growth opportunities that will further facilitate expansion beyond its core managed Medicaid business into a comprehensive managed care solutions organization. As an example, Health Choice now serves as an MSO for a large national insurer’s managed Medicaid plan members in certain regions in the state of Florida and has established the capabilities to provide such administrative services to other commercial insurers. As another example, in Arizona, Health Choice operates an Exchange plan for those individuals newly eligible to purchase insurance under the Health Reform Law.

Enhance Synergies Associated With Our Acute Care and Managed Care Business Lines. Our business is composed of our acute care business (comprised of our hospitals, outpatient facilities and physician clinics) and Health Choice, our managed care business. Maintaining business lines on both the provider and payor sides of the healthcare industry helps us to perform more effectively by allowing us to manage both the cost and the care of the patient consistent with value-based reimbursement trends. For instance, we are using Health Choice’s provider networking expertise to operate accountable care networks in our Phoenix and Utah markets and are actively pursuing similar opportunities in other markets. These narrow networks comprise select local physicians, our hospitals and other ancillary providers, enabling network providers to collaborate with commercial and governmental payors on innovative reimbursement arrangements that provide financial incentives for providers to coordinate patient care, share patient health information, and deliver quality clinical outcomes in a cost-effective manner. Health Choice’s population health management expertise allows us to develop such a provider-sponsored network and related provider offerings, with our hospitals serving as the facilities for these health plan offerings.

Pursue a Comprehensive Development Strategy. We continuously assess opportunities to strengthen and grow our business through organic investment in our existing operations, transactional opportunities to expand our local and national presence through in-market and new market acquisitions, and strategic partnerships. In existing markets, we seek acute care growth through the addition and expansion of attractive service lines such as primary care, orthopedics, oncology, cardiology and women’s health services, as well as acquisitions of physician clinics, outpatient care centers, urgent care centers and other access points of care to expand the geographical reach of our hospitals. We also seek to explore the potential expansion of our managed care solutions and provider networking expertise into such markets. Outside of our existing markets, we continue to actively pursue attractive acquisition and other strategic investment opportunities at the national, regional and local level.

We seek to apply a disciplined approach to expanding our national and regional presence and enhancing our competitive position within our existing markets by pursuing only opportunities that we project to have a meaningful long-term return on investment. We recently raised significant capital through the sale of our Florida operations and a sale-leaseback transaction associated with the real estate at three of our existing hospitals. In addition, on November 11, 2014, we entered into a definitive agreement to sell our hospital and related operations in Las Vegas, Nevada. We have this capital available to fund our development opportunities, which include construction of Mountain Point Medical Center, a new full-service, 40-bed hospital in Lehi, Utah, that will serve as a provider-based campus of Jordan Valley Medical Center, (“Jordan Valley”), as well as new growth opportunities for our managed care operations.

Our Markets

The following includes a discussion of the acute care operations for certain of our markets, as well as the geographic markets in which Health Choice lines of business currently operate.

Salt Lake City, Utah

We operate four acute care hospital facilities with 700 licensed beds in the Salt Lake City area, which has consistently been a very competitive environment. We believe that our hospitals in this market benefit from attractive locations, participate in a more favorable reimbursement environment relative to other markets and possess significant opportunity to capture additional market share. For the year ended September 30, 2014, exclusive of Health Choice, we generated 28.5% of our total acute care revenue in this market.

Our Salt Lake market strategy focuses on high-quality patient care, disciplined capital deployment and the expansion of our footprint by developing a more extensive network of services, including a comprehensive physician alignment strategy and development of outpatient services and other patient access points around our hospitals.

We are currently building a new 40-bed hospital in Lehi, Utah, called Mountain Point Medical Center, as a provider-based campus of Jordan Valley. The hospital will provide a full range of services including inpatient intensive care, obstetrics and surgical services. The hospital also will provide cardiology services, which includes a cardiac catheterization lab. Additional outpatient services will include emergency, imaging, lab and outpatient surgery. The hospital has been designed and is being constructed with the capability to expand depending on community need and demand for services in the Lehi area. A 60,000 square foot medical office building is being constructed immediately adjacent to, and connected with, the hospital to be occupied by primary care and multi-specialty physician groups practicing in the area. This new hospital, anticipated to cost in excess of $80.0 million, will serve eight cities in Northern Utah County and is in the fastest growing area within the state of Utah. This project is anticipated to be completed and open for business in the summer of 2015. We anticipate spending approximately $30 million in fiscal 2015 to complete construction of and to equip our newest facility.

In recent years, we expanded our hospitals’ access points through, among other things, the acquisition of a surgery center, the expansion of our emergency room capacity at several hospitals and the addition of new inpatient beds at Jordan Valley, Davis Hospital and Medical Center (“Davis”) and Salt Lake Regional Medical Center. In June 2013, we opened a free-standing emergency department and medical office building in Roy, Utah, which has increased the emergency, primary care and specialty capacity of Davis. We have also made investments in urgent care clinics and on-site industrial medicine clinics within our Salt Lake market.

We have also expanded our Health Choice business in Utah. Health Choice operates a managed Medicaid plan in Utah. Additionally, Health Choice has also led the development of our local Health Choice Preferred provider network that enhances our hospitals’ abilities to coordinate care and contract with payors. This network and the related Health Choice Preferred physician association includes approximately 500 physicians and represents part of our overall physician alignment strategy, which we also pursue through direct employment, professional services arrangements and other avenues. We believe that these physician alignment and related clinical integration efforts are laying the foundation for a high-quality, well-coordinated Salt Lake area healthcare delivery network.

Texas

We operate five acute care hospital facilities with 1,943 licensed beds that serve the areas of Houston, San Antonio, Odessa, Texarkana and Port Arthur, Texas. For the year ended September 30, 2014, we generated 42.2% of our total acute care revenue in this market.

Our strategic focus, throughout our Texas market, centers on integration of our hospitals and physician operations through developing a more extensive network of primary care physicians, including the expansion of our physician alignment strategies and extending the reach of our outpatient business, including both surgical and imaging services. We also seek to expand profitable product lines within our higher acuity service lines, including neurosurgery, cardiology and cardio-thoracic services and neonatology.

In recent years, our presence in Texas has increased through acquiring St. Joseph Medical Center (“St. Joseph”) in downtown Houston and Wadley Regional Medical Center (“Wadley”) in Texarkana. Since acquiring these hospitals, we have made strategic investments in various physician alignment and integration opportunities focused on expanding profitable service lines, such as cardiology. Also, in the most recent two fiscal years, we have expanded the geographic footprints of St. Joseph and Wadley through additional access point strategies. In Houston, this includes the addition of a new St. Joseph campus in the growing Heights area of Houston. With respect to Texarkana, we acquired Medical Park Hospital in Hope, Arkansas, about 30 miles from Wadley, which now operates as Wadley Regional Medical Center—Hope and recently acquired an outpatient radiology clinic in a high growth area of Texarkana.

Phoenix, Arizona

We operate three acute care hospital facilities and one behavioral health hospital facility with 589 licensed beds in the Phoenix area. Our strategic investments in this market, have focused on capturing market share through expansion of various service lines and bed capacity. For the year ended September 30, 2014, exclusive of Health Choice, we generated 19.4% of our total acute care revenue in this market.

Our physician alignment and access point strategy in our Arizona market focuses on enhancing our physician specialty and emergency room coverage to allow our hospitals to better meet community needs. We continue to grow our employed physician base in the Phoenix area, in addition, we have leveraged Health Choice’s expertise to establish a comprehensive provider network.

We also seek to make strategic capital investments in our Arizona hospitals and adapt to our service lines to meet local market needs. In fiscal 2013, for example, we expanded our geropsychiatry services in the Phoenix market by adding beds for these services at both our St. Luke’s Medical Center in downtown Phoenix and Mountain Vista Medical Center in Mesa.

Health Choice bases its operations in Phoenix, Arizona, where it employs approximately 600 managed care professionals and operates its core Health Choice Arizona managed Medicaid plan. As with our Utah market, Health Choice’s managed care and provider networking professionals have established a Health Choice accountable care network and related physician association, which includes approximately 370 participating physicians. This network allows our Arizona hospitals and participating physicians to coordinate care and collaborate with respect to patient populations and to enter into value-based arrangements with commercial payors that reward effective population health management.

In connection with the Health Reform Law, Arizona expanded Medicaid coverage beginning January 1, 2014, which includes the restoration of eligibility to childless adults who have been without coverage since 2011. This expanded coverage has and is expected to continue to provide relief for the uncompensated care incurred by our Arizona hospitals. Additionally, this expansion has contributed to an increase in Health Choice’s Medicaid health plan membership.

West Monroe, Louisiana

We operate Glenwood Regional Medical Center (“Glenwood”) with 278 licensed beds, in West Monroe, Louisiana, which benefits from a strong market position, and opportunities for strategic growth of profitable product lines. For the year ended September 30, 2014, we generated 8.5% of our total acute care revenue in this market.

Since acquiring Glenwood in 2007, our focus on capital spending at this facility has included renovations and capacity expansion, with an emphasis on creating additional inpatient capacity with a 25 bed-expansion, growing the hospital’s cardiovascular program, expanding and renovating operating rooms and purchasing new diagnostic imaging equipment, automated laboratory systems and other equipment. We also have invested in the facility’s hospitalist program, expanded emergency room coverage, re-opened the inpatient psychiatric program and acquired an imaging center. Glenwood also has an ownership interest in Ouachita Community Hospital (“Ouachita”), a ten-bed surgical hospital in West Monroe, that, since its acquisition has provided additional surgical capacity and allowed us to expand our market presence.

To build on our capital investments in Glenwood and to serve our growing patient volume, we continue to seek opportunities to expand the hospital’s patient access points, including acquisitions, or new development, of other ancillary facilities around Glenwood. We believe our focus on providing high-quality patient care and our efforts to expand the reach of our physician network in this market will result in capturing additional market share and improving our relationships with managed care payors.

Health Choice Geographic Markets

Health Choice’s Phoenix-based managed Medicaid plan, which serves 209,100 members in Apache, Coconino, Gila, Maricopa, Mohave, Navajo, Pima and Pinal counties in Arizona, represents its core business. Along with its managed Medicaid plan, Health Choice operates a MAPD SNP plan in the same Arizona counties that serves 8,700 members. Health Choice also operates a Phoenix-area Health Insurance Exchange plan, as well as leads our provider networking efforts in the Phoenix area that organize our hospitals and local physicians through our Health Choice Preferred network, which serves as a contracting vehicle with commercial payors.

In our Salt Lake market, Health Choice operates a managed Medicaid plan under a contract with the state of Utah serving 5,200 members. Health Choice, in conjunction with our Utah hospitals and local physicians, has also established an accountable care network, in the Salt Lake area, which allows participating providers to contract with commercial health insurers.

In the state of Florida, Health Choice operates Health Choice Florida, doing business as IASIS Integrated Care Solutions, a MSO that serves 83,400 members enrolled in a large national insurer’s Florida managed Medicaid plan. The members covered under this relationship primarily reside either in counties included in the Florida panhandle or the Tampa-St. Petersburg area. Health Choice Florida’s offices that serve these enrollees are headquartered in the Tampa area. While Health Choice has always maintained the expertise and core competencies required to successfully provide these services outside of its core business, this is the first contract of its nature.

Given Health Choice’s expertise and our reputation as an operator and manager of risk, we intend to pursue other opportunities for growth. As we continue to pursue new areas for expansion and growth in our managed care operations, we expect that our recent efforts, including investment in our managed care and administrative services capabilities, a full year of experience with Medicaid expansion in Arizona, successful enrollment efforts in our other health plans and the continued growth in accountable care networks, to continue provide near-term growth in our Health Choice business segment.

Hospital Operations

At each of our hospitals, we have implemented policies and procedures to enhance patient safety and quality of care, and to improve the hospital’s operating and financial performance. A hospital’s local management team is comprised of a chief executive officer, chief financial officer and chief nursing officer. Local management teams, in consultation with our corporate staff, develop annual operating plans setting forth quality and patient satisfaction goals, revenue growth and operating profit strategies. These strategies can include the expansion of services offered by the hospital, market development to improve community access to care, the recruitment and employment of physicians, plans to enhance quality of care and improvements in operating efficiencies to reduce costs. The competence, skills and experience of the management team at each hospital is critical to the hospital’s successful execution of its operating plan. Our performance-based compensation program for each local management team is based upon the achievement of qualitative and quantitative goals in the annual operating plan. Our hospital management teams are advised by boards of trustees that include members of hospital medical staffs, and community leaders. Each board of trustees establishes policies concerning medical, professional and ethical practices, monitors such practices and is responsible for ensuring these practices conform to established standards.

Factors that affect demand for our services include:

•	local economic conditions;

•	the geographic location of our hospital facilities and other access points of care and their convenience for patients and physicians;

•	our participation in managed care programs, including managed care contracts on the Exchanges;

•	utilization management practices of managed care plans;

•	consolidation of managed care payors;

•	strategic investment and improvements in healthcare access points;

•	capital investment at our facilities;

•	the quality of our medical staff;

•	competition from other healthcare providers;

•	the size of and growth in the local population; and

•	improved treatment protocols because of advances in medical technology and pharmacology.

The ability of our hospitals to meet the healthcare needs of their communities is determined by the:

•	level of physician support;

•	availability of nurses and other healthcare professionals;

•	quality, skills and compassion of our employees;

•	scope, breadth and quality of our services; and

•	physical capacity and level of technological advancement at our facilities.

We continually evaluate our services intending to improve quality of care, expanding our profitable lines of business and improving our business mix. We use our advanced information systems to perform detailed clinical process and care quality reviews, to review product line margin analyses, and to monitor the profitability of the services provided at our facilities. We employ these analyses to capitalize on price and volume trends through the expansion and improvement of certain services.

Competition

Our facilities and related businesses operate in competitive environments. Several factors affect our competitive position, including:

•	the local economies in which we operate;

•	the level of tourism in our service areas;

•	our managed care contracting relationships;

•	the number, availability, quality and specialties of physicians, nurses and other healthcare professionals;

•	the scope, breadth and quality of services;

•	the reputation of our facilities and physicians;

•	abilitlity to develop, expand or participate in accountable care networks in certain markets;

•	growth in hospital capacity and healthcare access points in the markets we serve;

•	the physical condition of our facilities and medical equipment;

•	the location of our facilities and availability of physician office space;

•	federal and state restrictions;

•	the availability of parking or proximity to public transportation;

•	accumulation, access and interpretation of publicly reported quality indicators;

•	growth in outpatient service providers;

•	the charges we can set for our services and the growing demand for transparency of such charges; and

•	the geographic coverage of our hospitals in the regions in which we operate.

We face competition from established, tax-exempt healthcare companies and systems, investor-owned hospital companies, large tertiary care centers, specialty hospitals and outpatient service providers, such as surgery centers and imaging centers. In addition, some of our hospitals operate in regions with vertically integrated healthcare providers that include health plans, physician groups and facilities, which could affect our ability to obtain managed care contracts. We continue to encounter increased competition from specialty hospitals, outpatient service providers, not-for-profit healthcare providers and companies, like ours, that consolidate hospitals and healthcare companies in specific geographic markets.

Our competitiveness depends heavily on obtaining and maintaining contracts with managed care organizations, which seek to control healthcare costs through utilization policies and procedures. Most of our markets have experienced significant managed care penetration, along with consolidation of major managed care plans. The revenue and operating results of our hospitals are affected by our ability to negotiate reasonable contracts with managed care plans. Health maintenance organizations and preferred provider organizations use managed care contracts to encourage patients to utilize certain hospitals for discounts from the hospitals’ established charges. Traditional health insurers also contain costs through similar contracts with hospitals.

Our managed care relationships also depend upon whether one of our hospitals is part of a local hospital network, and the scope and quality of services offered by the network compared to competing networks. We believe that our hospitals are better positioned for the transition to higher quality, more affordable networks being established by managed care organizations. On an ongoing basis, we evaluate circumstances in each geographic area in which we operate. We may position ourselves to compete in these managed care markets by forming our own, or joining with others to form, local hospital networks. Where strategically advantageous, we seek to participate in or form accountable care networks comprising hospitals and physicians that can deliver clinically integrated, coordinated care.

As we continue to focus on our physician alignment strategies, we face significant competition for skilled physicians in certain of our markets, as more providers are adopting a physician staffing model approach, coupled with a general shortage of physicians across most specialties, particularly primary care. This increased competition has resulted in efforts by managed care organizations to align with certain provider networks in the markets in which we operate. While we anticipate that our physician alignment strategies, including provider network development efforts, will help us compete more effectively in our markets, we can provide no assurance regarding the success of our strategy.

Physician alignment promotes clinical integration, enhances quality of care and makes us more efficient and competitive in a healthcare environment trending toward value-based purchasing and pay-for-performance. To meet community needs and address healthcare coverage issues, we have made significant investments to align with physicians through various recruitment and employment strategies, as well as alternative means of alignment such as our formation of provider networks in certain markets. We have formed our own accountable care networks in certain markets that include both employed and non-affiliated physicians, providing the infrastructure through which we can contract more efficiently with commercial payors, position ourselves for value based reimbursement and promote clinical integration. While we expect that employing physicians should provide relief on cost pressures associated with on-call coverage and other professional fees, we anticipate incurring additional labor and other start-up related costs as we continue the integration of recently employed physicians and their related support staff.

We also face risk from competition for outpatient business. We expect to mitigate this risk through continued focus on our physician alignment strategies, developing new access points of care, our commitment to capital investment in our hospitals, including updated technology and equipment, and our commitment to our quality of care initiatives that some competitors, including individual physicians or physician groups, may not be equipped to implement.

Sources of Revenue

Acute Care Revenue

Acute care revenue is comprised of net patient revenue, which represents gross charges for our inpatient and outpatient services less contractual adjustments and discounts based upon negotiated rates. Contractual adjustments principally result from differences between the hospitals’ established charges and payment rates under Medicare, Medicaid and various managed care plans. Discounts and contractual adjustments also result from our uninsured discount and charity care programs. Acute care revenue also includes other revenue, consisting of medical office building rental income and other miscellaneous revenue.

The following table provides the sources of our hospitals’ gross patient revenue by payor before discounts, contractual adjustments and the provision for bad debts:

	Year Ended September 30,
	2014	2013	2012
Medicare	27.0%	27.8%	27.6%
Managed Medicare	15.1	14.9	13.3
Medicaid and managed Medicaid	21.2	20.8	22.5
Managed care	30.8	29.6	30.0
Self-pay	5.9	6.9	6.6

Total	100.0%	100.0%	100.0%

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

Medicare is a federal program that provides hospital and medical insurance benefits to persons age 65 and over, some disabled persons and persons with Lou Gehrig’s Disease and end-stage renal disease. All of our hospitals are certified as providers of Medicare services. Under the Medicare program, acute care hospitals receive reimbursement under a prospective payment system that pays fixed rates for inpatient and outpatient hospital services. Certain types of facilities are exempt or partially exempt from the prospective payment system methodology, including children’s hospitals, cancer hospitals and critical access hospitals. Hospitals and units exempt from the prospective payment system are reimbursed on a reasonable cost-based system, subject to cost limits.

Our hospitals offer discounts from established charges to managed care plans if they are large group purchasers of healthcare services. We offer discounts to all uninsured patients receiving healthcare services who do not qualify for assistance under state Medicaid, other federal or state assistance plans or charity care. These discount programs limit our ability to increase net patient revenue in response to increasing costs. Patients are not responsible for any difference between established hospital charges and amounts reimbursed for such services under Medicare, Medicaid, health maintenance organizations, preferred provider organizations or private insurance plans. Patients are responsible for services not covered by these plans, with exclusions, deductibles or co-insurance features of their coverage. Collecting amounts due from patients is more difficult than collecting from governmental programs, managed care plans or private insurers. Increases in the population of uninsured individuals, and the acuity levels of such patients seeking care in our emergency rooms, changes in the states’ indigent and Medicaid eligibility requirements, continued efforts by employers to pass more out-of-pocket healthcare costs to employees in increased co-payments and deductibles and the effects of an uncertain, low-growth economic environment have historically resulted in increased levels of uncompensated care. However, our hospitals have recently experienced a decline in bad debts and other uncompensated care, primarily as a result of the impact of the Health Reform Law since its effective date of January 1, 2014.

The following table provides the sources of our hospitals’ net patient revenue before the provision for bad debts by payor:

	Year Ended September 30,
	2014	2013	2012
Medicare	20.4%	21.1%	21.2%
Managed Medicare	10.8	10.6	9.7
Medicaid and managed Medicaid	12.8	11.8	13.5
Managed care	40.9	39.2	39.8
Self-pay	15.1	17.3	15.8

Total	100.0%	100.0%	100.0%

Medicare

Inpatient Acute Care

Under the inpatient prospective payment system, a hospital receives a fixed payment based on the patient’s assigned Medicare severity diagnosis-related group (“MS-DRG”). The MS-DRG system classifies categories of illnesses according to the estimated intensity of hospital resources to furnish care for each principal diagnosis. The MS-DRG rates for acute care hospitals are based upon a statistically normal distribution of severity. The MS-DRG payments consider no specific hospital’s actual costs but are adjusted for geographic area wage differentials. Inpatient capital costs for acute care hospitals are reimbursed on a prospective system based on diagnosis related group weights multiplied by geographically adjusted federal weights. When treatments for patients fall well outside the normal distribution, providers may receive additional payments known as outlier payments. For federal fiscal year 2015, CMS has established an outlier threshold of $24,758 per case.

The MS-DRG rates are adjusted each federal fiscal year and have been affected by federal legislation. The index used to adjust the MS-DRG rates, known as the “market basket index,” gives consideration to the inflation experienced by hospitals and entities outside of the healthcare industry in purchasing goods and services. In past years, the percentage increases to the MS-DRG rates have been lower than the percentage increases in the costs of goods and services purchased by hospitals. For federal fiscal year 2014, CMS issued a final rule that resulted in a net increase in operating payment rates of 0.7%. This increase reflected a 2.5% market basket increase, a prospective documentation and coding adjustment of negative 0.8%, a multi-factor productivity adjustment of negative 0.5%, a 0.3% reduction as required by the Health Reform Law and a 0.2% reduction to offset projected spending increases associated with proposed new admission and medical review criteria for inpatient services. For federal fiscal year 2015, CMS issued a final rule that results in a net increase in operating payment rates of 1.4%. This increase reflects a 2.9% market basket increase, a multi-factor productivity adjustment of negative 0.5%, a 0.2% reduction as required by the Health Reform Law and a prospective documentation and coding adjustment of negative 0.8%. The Health Reform Law provides for additional reductions to the inpatient prospective payment system market basket update, and other payment adjustments, in future years as discussed below and in the section entitled “Government Regulation and Other Factors—Healthcare Reform.”

Quality of care provided is becoming an increasingly important factor in Medicare reimbursement. Hospitals must submit data for certain patient care indicators to the Secretary of the Department to receive MS-DRG increases at the full market basket. In federal fiscal year 2014, those hospitals that did not submit the required data received an increase in payment equal to the market basket minus two percentage points. Beginning in federal fiscal year 2015, hospitals that do not participate will lose one-quarter of the percentage increase in their payment updates. In addition, the market basket update for any hospital that is not a meaningful EHR user will be reduced each fiscal year as follows: 2015: one-quarter; 2016: one-half; 2017 and later years: three fourths. We monitor our compliance with the quality indicators and intend to submit the quality data required to receive the full market basket pricing update when appropriate.

Medicare does not pay hospitals additional amounts to treat certain preventable adverse events, also known as hospital acquired conditions or HACs, unless the conditions were present at admission. There are 11 categories of conditions on the list of HACs. The Deficit Reduction Act of 2005 (“DEFRA”) provides that CMS may revise the list of conditions from time to time. In 2009, CMS announced three National Coverage Determinations (“NCDs”) that prohibit Medicare reimbursement for erroneous surgical procedures performed on an inpatient or outpatient basis. These three erroneous surgical procedures are in addition to the HACs designated by regulation. The Health Reform Law contains additional measures to further tie Medicare payments to performance and quality as discussed below in the section entitled “Government Regulation and Other Factors—Healthcare Reform.”

CMS has issued regulations that modified and clarified CMS’ policy on how Medicare Administrative Contractors (“MACs”) review inpatient hospital admissions for payment purposes. The two-midnight presumption outlined by CMS specifies that hospital stays spanning two or more midnights after the beneficiary is formally admitted as an inpatient under a physician order are presumed to be reasonable and necessary for inpatient status if the stay at the hospital is medically necessary. CMS has directed MACs to not focus their medical review efforts on stays spanning at least two midnights after admission absent evidence of systematic gaming, abuse, or delays in the provision of care to qualify for the two-midnight presumption. However, MACs may review these claims as part of routine monitoring activity or as part of other targeted reviews. Inpatient stays spanning less than two midnights after the beneficiary is formally admitted as an inpatient are not subject to the presumption and may be selected for review. When a patient enters a hospital for a procedure not specified by Medicare as inpatient only, a diagnostic test, or any other treatment, and the physician expects to keep the patient in the hospital for less than two midnights, the services are generally inappropriate for inpatient admission and inpatient payment under Medicare Part A. CMS has directed MACs to deny these inappropriate admissions unless unforeseen circumstances shortened the stay or there are other rare or unusual circumstances that necessitate an inpatient admission. Effective for admissions on or after October 1, 2013, CMS has directed the MACs to conduct probe reviews and deny claims found to be out of compliance. Based on the results of these initial reviews, MACs are conducting educational outreach efforts. CMS has instructed MACs to deny each non-compliant claim and to outline the reasons for denial in their communication to providers. Besides educational outreach efforts, for those providers identified as having moderate, significant or major concerns, the MACs are conducting additional probe reviews on claims with dates of admission through March 2015.

Outpatient

CMS reimburses hospital outpatient services and certain Medicare Part B services furnished to hospital inpatients that have no Part A coverage on a prospective payment system basis. CMS uses fee schedules to pay for physical, occupational and speech therapies, durable medical equipment, clinical diagnostic laboratory services and nonimplantable orthotics and prosthetics.

All services paid under the prospective payment system for hospital outpatient services are classified into groups called ambulatory payment classifications (“APCs”). Services in each APC are similar clinically and in terms of the resources they require. A payment rate is established for each APC. CMS increased the market basket for calendar year 2014 by 1.7%, which includes the full market basket of 2.5%, a negative 0.5% multifactor productivity adjustment and a negative 0.3% adjustment required by the Health Reform Law. For calendar year 2015, CMS has issued a proposed rule to increase the market basket for calendar year 2015 by 2.1%, which includes the full market basket of 2.7%, a negative 0.4% multifactor productivity adjustment and a negative 0.2% adjustment required by the Health Reform Law. The Health Reform Law provides for additional reductions to the outpatient prospective payment system market basket update, and other payment adjustments, in future years as discussed below in the section entitled “Government Regulation and Other Factors—Healthcare Reform.”

CMS requires hospitals to submit quality data regarding certain measures relating to outpatient care in each calendar year to receive the full market basket increase under the outpatient prospective payment system in the following calendar year. Hospitals that fail to submit such data will receive the market basket update minus two percentage points for the outpatient prospective payment system.

Rehabilitation

Inpatient rehabilitation hospitals and designated units are reimbursed under a prospective payment system. Under this prospective payment system, patients are classified into case mix groups based upon impairment, age, co-morbidities and functional capability. Inpatient rehabilitation facilities are paid a predetermined amount per discharge that reflects the patient’s case mix group and is adjusted for area wage levels, low-income patients, rural areas and high-cost outliers. For federal fiscal year 2014, CMS updated inpatient rehabilitation payment rates by 1.8%, which reflected a 2.6% market basket increase, a negative 0.5% productivity adjustment and a 0.3% reduction required by the Health Reform Law. For federal fiscal year 2015, CMS has issued a final rule updating inpatient rehabilitation rates by 2.2%, which reflects a 2.9% market basket increase, a negative 0.5% productivity adjustment and a 0.2% reduction required by the Health Reform Law. The Health Reform Law provides for additional reductions to the inpatient rehabilitation facility prospective payment system market basket update, and other payment adjustments, in future years as discussed below in the section entitled “Government Regulation and Other Factors—Healthcare Reform.”

To qualify for classification as an inpatient rehabilitation facility, at least 60% of the facility’s inpatient population during the most recent 12-month cost reporting period must have required intensive rehabilitation services for one or more of 13 specified conditions. Inpatient rehabilitation facilities must meet additional coverage criteria, including patient selection and care requirements relating to pre-admission screenings, post-admission evaluations, ongoing coordination of care and involvement of rehabilitation physicians. As of September 30, 2014, we operate nine inpatient rehabilitation units within our hospitals.

Psychiatric

Inpatient psychiatric facilities are paid based on a prospective payment system. Under this prospective payment system, inpatient psychiatric facilities receive a federal per diem base rate that is based on the sum of the average routine operating, ancillary and capital costs for each patient day of psychiatric care in an inpatient psychiatric facility. The federal per diem base rate is then adjusted for budget neutrality, such that total payments under the prospective payment system are projected to be equal to the total estimated payments that would have been made to inpatient psychiatric facilities under the previous cost-based system of payment. This federal per diem base rate is further adjusted to reflect certain patient and facility characteristics, including patient age, certain diagnostic related groups, facility wage index adjustment, and facility rural location. For federal fiscal year 2014, CMS increased inpatient psychiatric payment rates by 2%, which included a market basket increase of 2.6%, reduced by a 0.5% productivity adjustment and a reduction of 0.1% as required by the Health Reform Law. For federal fiscal year 2015, CMS has issued a final rule updating inpatient psychiatric payment rates by 2.1%, which includes a market basket update of 2.9%, reduced by a 0.3% productivity adjustment and a reduction of 0.5% as required by the Health Reform Law. Inpatient psychiatric facilities also receive additional outlier payments for cases in which estimated costs for the case exceed an adjusted threshold amount plus the total adjusted payment amount for the stay. The Health Reform Law provides for reductions to the inpatient psychiatric facility prospective payment system market basket update, and other payment adjustments, in future years as discussed below in the section entitled “Government Regulation and Other Factors—Healthcare Reform.” As of September 30, 2014, we operate one behavioral health hospital facility and fifteen specially designated psychiatric units subject to these rules.

Physician Services Reimbursement

Physician services are reimbursed under the physician fee schedule (“PFS”) system, under which CMS has assigned a national relative value unit (“RVU”) to most medical procedures and services that reflects the resources required by a physician to provide the services relative to all other services. Each RVU is calculated based on work required in time and intensity of effort for the service, practice expense (overhead) attributable to the service and malpractice insurance expense attributable to the service. These three elements are each modified by a geographic adjustment factor to account for local practice costs then aggregated. The aggregated amount is multiplied by a conversion factor that accounts for inflation and targeted growth in Medicare expenditures (as calculated by the sustainable growth rate (“SGR”)) to arrive at the payment amount for each service. While RVUs for various services may change in a year, any alterations are required by statute to be virtually budget neutral, such that total payments made under the PFS may not differ by more than $20 million from what payments would have been if adjustments were not made.

The PFS rates are adjusted each year, and reductions in both current and future payments are anticipated. The SGR formula, mandated by statute, should control growth in aggregate Medicare expenditures for physicians’ services. Since 2003, Congress has passed multiple legislative acts delaying application of the SGR to the PFS. We cannot predict whether Congress will intervene to prevent this reduction to payments. Barring delay or repeal of the SGR by Congress, Medicare payments to physicians are scheduled to be cut by approximately 24% effective March 1, 2015.

Ambulatory Surgery Centers

CMS reimburses ambulatory surgical centers (“ASCs”) using a predetermined fee schedule. Reimbursements for ASC overhead costs are limited to no more than the overhead costs paid to hospital outpatient departments under the Medicare hospital outpatient prospective payment system. All surgical procedures, other than those that pose a significant safety risk or generally require an overnight stay, are payable as ASC procedures. From time to time, CMS considers expanding the services that may be performed in ASCs, which may result in more Medicare procedures that historically have been performed in hospitals, such as ours, being moved to ASCs, potentially reducing surgical volume in our hospitals. For calendar year 2014, CMS increased ASC payment rates by 1.2%, which included a market basket update of 1.7% and a negative 0.5% productivity adjustment. For calendar year 2015, CMS has issued a proposed rule which would increase ASC payment rates by 2.1%, reflecting a market basket update of 2.7%, a negative 0.4% productivity adjustment and an additional negative 0.2% adjustment. The Health Reform Law provides for additional reductions to the

ASC prospective payment system in future years as discussed below in the section entitled “Government Regulation and Other Factors—Healthcare Reform.” CMS has also established a quality reporting program for ASCs under which ASCs that fail to report on certain quality measures will receive a two percentage point reduction in reimbursement.

Managed Medicare

Managed Medicare plans represent arrangements where CMS contracts with private companies to provide members with Medicare Part A, Part B and Part D benefits. Managed Medicare plans can be structured as health maintenance organizations, preferred provider organizations, or private fee-for-service plans. The Medicare program allows beneficiaries to choose enrollment in certain managed Medicare plans. Legislative changes in 2003 increased reimbursement to managed Medicare plans and limited, to some extent, the financial risk to the companies offering the plans. Following these changes, the number of beneficiaries choosing to receive their Medicare benefits through such plans has increased. However, the Health Reform Law provides for reductions to managed Medicare plan payments, which began in 2010, that will cause managed Medicare per capita premium payments becoming equal, on average, to traditional Medicare payments.

Medicaid

Medicaid programs are jointly funded by federal and state governments and are administered by states under an approved plan that provides hospital and other healthcare benefits to qualifying individuals who cannot afford care. All of our hospitals are certified as providers of Medicaid services. State Medicaid programs may use a prospective payment system, cost-based payment system or other payment methodology for hospital services. However, Medicaid reimbursement is often less than a hospital’s cost of services.

The federal government and many states from time to time consider altering the level of Medicaid funding or expanding Medicaid benefits in a manner that could adversely affect future levels of Medicaid reimbursement received by our hospitals. In recent years, the states in which we operate experienced budget constraints because of increased costs and lower than expected tax collections. Many states experienced or projected shortfalls in their budgets, and deteriorating economic conditions increased these budget pressures. Health and human services programs, including Medicaid and similar programs, represent a significant portion of state budgets. The states in which we operate responded to these budget concerns by decreasing funding for healthcare programs or making structural changes that resulted in a reduction to Medicaid hospital revenues. Additional Medicaid spending cuts or other program changes may be implemented in the states in which we operate. However, the Health Reform Law generally requires states to at least maintain the Medicaid eligibility standards established prior to the enactment of the law for children until October 1, 2019. The Health Reform Law also includes provisions allowing states to significantly expand their Medicaid program coverage. Effective January 1, 2014, the state of Arizona expanded its Medicaid program in response to the Health Reform Law, which effectively increased the number of eligible enrollees, including the reinstatement of coverage for a significant portion of the state’s population who lost coverage in previous years. However, states that elect not to implement the law’s Medicaid expansion provisions may do so without the loss of existing federal Medicaid funding. As a result, a number of state governors and legislatures, including Texas and Louisiana, have chosen not to participate in the expanded Medicaid program. It is unclear how many states will ultimately implement the Medicaid expansion.

The Health Reform Law prohibits the use of federal funds under the Medicaid program to reimburse providers for medical assistance provided to treat certain provider-preventable conditions. CMS has implemented this prohibition for services with dates beginning July 1, 2012. Each state Medicaid program must deny payments to providers to treat healthcare-acquired conditions and provider-preventable conditions designated by CMS and any other provider-preventable conditions designated by the state.

Private Supplemental Medicaid Reimbursement Programs

Certain of our acute care hospitals receive supplemental Medicaid reimbursement, including reimbursement from programs for participating private hospitals that enter into indigent care affiliation agreements with public hospitals or county governments in the state of Texas. Under the CMS-approved programs, affiliated hospitals, including our Texas hospitals, have expanded the community healthcare safety net by providing indigent healthcare services. Participation in indigent care affiliation agreements by our Texas hospitals has resulted in an increase in acute care revenue by the hospitals’ entitlement to supplemental Medicaid inpatient reimbursement. In December 2011, CMS approved a five-year Texas Medicaid waiver that allows Texas to continue receiving supplemental Medicaid reimbursement while expanding its managed Medicaid programs. During fiscal years 2013 and 2014, we experienced significant delays in funding under these Texas supplemental reimbursement programs as the state continued to finalize rules and regulations governing the distribution of such funds. On October 1, 2014, the Texas Health and Human Services Commission (“THHSC”) issued a notice to certain hospitals participating in the Texas waiver program. These hospitals operate in the surrounding areas of Dallas, Tarrant and Nueces counties (including the cities of Dallas/Fort Worth, Corpus Christi and Austin). According to the notice, a review conducted by CMS identified some affiliation agreements in these areas that CMS believes may be inconsistent with the approved waiver. As a result of these findings, CMS has notified THHSC that it is deferring the federal portion of the Medicaid payments associated with these affiliations. None of our hospitals are included in these programs being reviewed by CMS. We cannot assure you that in the future that CMS, THHSC and other similar agencies will not audit or delay our operations in a manner that reduces the amount or slows the timing of our receipt of such funding.

Supplemental payment programs are being reviewed by certain other state agencies, and some states have made or may make waiver requests to CMS to replace their existing supplemental payment programs. These reviews and waiver requests will cause restructuring of such supplemental payment programs and could cause the payments to be reduced or eliminated. It is also unclear whether our revenues from these programs will be adversely affected as the Health Reform Law continues to be implemented.

Managed Medicaid

Managed Medicaid programs represent arrangements in which states contract with one or more entities for patient enrollment, care management and claims adjudication. The states rarely give up program responsibilities for financing, eligibility criteria and core benefit plan design. Our hospitals contract directly with the designated entities, which usually are managed care organizations. These programs are state-specific.

As state governments seek to control the cost of their Medicaid programs, enrollment in managed Medicaid plans, including states in which we operate, has increased in recent years. In 2011 the Texas legislature and the THHSC expanded Medicaid managed care enrollment in the state under a CMS approved five-year Medicaid waiver that allows Texas to expand its Medicaid managed care program while preserving hospital funding, provides incentive payments for healthcare improvements and directs more funding to hospitals that serve large numbers of uninsured patients. There may be additional expansion of managed Medicaid plans in the states in which we operate, and economic conditions or budgetary pressures may cause reductions in premium payments to these plans.

Disproportionate Share Hospital Payments

Besides making payments for services provided directly to beneficiaries, Medicare makes additional payments to hospitals that treat a disproportionately large number of low-income patients (Medicaid and Medicare patients eligible to receive Supplemental Security Income). DSH payments are determined annually based on certain statistical information required by the Department of Health and Human Services (the “Department”) and are calculated as a percentage addition to MS-DRG payments. The primary method used by a hospital to qualify for Medicare DSH payments is a complex statutory formula that results in a DSH percentage that is applied to payments on MS-DRGs. Under the Health Reform Law, beginning in federal fiscal year 2014, Medicare DSH payments are reduced to 25% of the amount they would have been absent the law. The remaining 75% are effectively pooled, and this pool is reduced further each year by a formula that reflects reductions in the national level of uninsured who are under age 65. Thus, the greater the level of coverage for the uninsured increases nationally, the more the Medicare DSH payment pool is reduced. Each hospital is then paid, out of the reduced DSH payment pool, an amount allocated based upon its level of uncompensated care. As a result of the Health Reform Law’s impact in reducing the population of uninsured individuals, and based on final rules issued by CMS for federal fiscal 2015 Medicare inpatient rates, we expect our Medicare DSH payments to decrease in our fiscal year 2015.

Hospitals that provide care to a disproportionately high number of low-income patients may also receive Medicaid DSH payments. The federal government distributes federal Medicaid DSH funds to each state based on a statutory formula. The states then distribute the DSH funding among qualifying hospitals. States have broad discretion to define which hospitals qualify for Medicaid DSH payments and the amount of such payments. The Health Reform Law, as modified by the Bipartisan Budget Act of 2013, provides for reductions to the Medicaid DSH hospital program in federal fiscal years 2016 through 2020 by the following amounts: 2016 ($1.2 billion); 2017 ($1.8 billion); 2018 ($5 billion); 2019 ($5.6 billion); and 2020 ($4 billion). The Jobs Creation Act, the American Taxpayer Relief Act of 2012 and the Bipartisan Budget Act of 2013 provide for additional Medicaid DSH reductions in federal fiscal years 2021, 2022 and 2023 estimated at $4.1 billion, $4.2 billion and $4.3 billion, respectively. CMS has issued a final rule establishing the methodology for allocating the cuts among the states based on the volume of Medicaid inpatients and levels of uncompensated care in each state. States largely retain the ability to manage the reduced allotments and to allocate these cuts among providers within the state. The majority of our Medicaid DSH is recognized by our Texas hospital operations.

Annual Cost Reports

All hospitals participating in the Medicare and Medicaid programs, whether paid on a reasonable cost basis or under a prospective payment system, must meet specific financial reporting requirements. Federal regulations require submission of annual cost reports identifying medical costs and expenses associated with the services provided by each hospital to Medicare beneficiaries and Medicaid recipients. These annual cost reports are subject to routine audits, which may cause adjustments to the amounts ultimately determined to be due to us under these reimbursement programs. The audit process may take several years to reach the final determination of allowable amounts under the programs. Providers also have the right of appeal, and it is common to contest issues raised in audits of prior years’ reports.

Cost reports filed by our facilities remain open for three years after the notice of program reimbursement date. If any of our facilities are found to have violated federal or state laws relating to preparing and filing of Medicare or Medicaid cost reports, whether prior to or after our ownership of these facilities, we and our facilities could be subject to substantial monetary fines, civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs.

Recovery Audit Contractors and Other Reviews

Under the statutory required Recovery Audit Contractors (“RAC”) program, CMS contracts with third-parties to conduct post-payment reviews of Medicare providers and suppliers. RACs are paid on a contingency fee basis to detect and correct improper payments in the Medicare program. Medicare RACs utilize a post-payment targeted review process employing data analysis techniques to identify those Medicare claims most likely to contain overpayments, such as incorrectly coded services, incorrect payment amounts, non-covered services and duplicate payments. CMS has given RACs the authority to look back at claims up to three years old. The Health Reform Law expanded the RAC program to include managed Medicare.

CMS also has established the Recovery Audit Prepayment Review (“RAPR”) demonstration, that allows RACs to review claims before they are paid to ensure that the provider complied with all Medicare payment rules. Under the RAPR demonstration, RACs conduct prepayment reviews on certain types of claims that historically result in high rates of improper payments, beginning with those involving short stay inpatient hospital services. These reviews focus on seven states (Florida, California, Michigan, Texas, New York, Louisiana and Illinois) with high populations of fraud and error-prone providers and four states (Pennsylvania, Ohio, North Carolina, and Missouri) with high claims volumes of short inpatient hospital stays. The RAPR demonstration began on August 27, 2012 and runs for a three year period.

The Health Reform Law expands the RAC program’s scope to include Medicaid claims. States may coordinate with Medicaid RACs regarding recoupment of overpayments and refer suspected fraud and abuse to appropriate law enforcement agencies. In addition, under the Medicaid Integrity Program, CMS employs private contractors, referred to as Medicaid Integrity Contractors (“MICs”), to perform reviews and post-payment audits of Medicaid claims and identify overpayments. MICs are assigned to five geographic jurisdictions and have commenced audits of Medicaid providers in each jurisdiction. The Health Reform Law has increased federal funding for the MIC program. Besides MICs, several other contractors and state Medicaid agencies have increased their review activities.

The Department announced a suspension of the assignment of new Medicare appeals to administrative law judges beginning July 16, 2013, and lasting at least two years so the Department may work through a backlog of appeals. Thus, we will experience a significant delay in appealing any RAC payment denials that occur during the suspension period. The Department has recently given hospitals the option to settle disputed claims, offering to pay 68% of the net allowable amount in exchange for a hospital’s withdrawal of all medical claims appealed. Effective October 31, 2014, we accepted the Department’s settlement offer, and executed copies of all necessary paperwork, which we believe will provide for resolution of the disputed claims in a more timely manner.

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

Commercial Insurance

Our hospitals provide services to a decreasing number of individuals covered by traditional private healthcare insurance as managed care plans grow in prominence. Private insurance carriers make direct payments to hospitals or, sometimes, reimburse their policy holders, based upon negotiated discounts from the particular hospital’s established charges and the particular coverage provided in the insurance policy.

Commercial insurers are continuing efforts to limit the payments for hospital services by adopting discounted payment mechanisms, including prospective payment or diagnosis related group-based payment systems, for more inpatient and outpatient services. In addition, commercial insurers increasingly are implementing quality requirements and refusing to pay for serious adverse events, similar to Medicare. If these efforts succeed, hospitals may receive reduced levels of reimbursement.

Charity Care

In the ordinary course of business, we provide care without charge to patients financially unable to pay for the healthcare services they receive. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in acute care revenue. We record revenue deductions for patient accounts that meet our guidelines for charity care. We provide charity care to patients with income levels below 200% of the federal poverty level (“FPL”). At all of our hospitals, a sliding scale of reduced rates is offered to all uninsured patients, who are not covered through federal, state or private insurance, with incomes between 200% and 400% of the FPL.

Uninsured

In the ordinary course of business, we provide care to patients who do not have insurance coverage to pay for the healthcare services they receive, nor do they qualify for charity care, or other federal, state or county indigent care programs. We provide discounts for these patients to eliminate some of this financial burden. It is common these patients do not have the financial resources to fully reimburse our hospitals for the discounted services provided. While we typically pursue collection of these account balances, the patient’s lack of financial resources can cause reduced collection rates and increased bad debts.

Premium and Service Revenues

The following table provides the sources of Health Choice’s premium and service revenues by major product line:

	Year Ended September 30,
	2014	2013	2012
Medicaid and Medicaid MSO	87.2%	90.1%	90.3%
MAPD SNP	12.6	9.9	9.7
Other	0.2	—	—

Total	100.0%	100.0%	100.0%

Premium revenue is generated through capitated contracts, under which Health Choice provides healthcare services to enrollees for fixed periodic payments, based upon negotiated per capita member rates, and certain supplemental payments from the state of Arizona’s Medicaid agency, or AHCCCS, the state of Utah’s Medicaid agency and CMS. All capitation payments received by Health Choice are recognized as revenue in the month that members are eligible for healthcare services.

Medicaid Health Plans

Health Choice’s primary source of revenue is derived from contracts with state Medicaid programs in Arizona and Utah to provide specified health services to qualified Medicaid enrollees through contracted healthcare providers.

Effective October 1, 2013, Health Choice entered into a new contract with AHCCCS with an initial term of three years, and includes two one-year renewal options at the discretion of AHCCCS. The contract is terminable without cause on 90 days written notice or for cause upon written notice if the Company fails to comply with any term or condition of the contract or fails to take corrective action as required to comply with the terms of the contract. Additionally, AHCCCS can terminate the contract in the event of the unavailability of state or federal funding.

In our 2014 fiscal year, Health Choice’s enrollment grew significantly as a result of Arizona’s expansion of its Medicaid program under the Health Reform Law, which includes increased eligibility for adults, children and pregnant women, and the restoration of eligibility to childless adults that were previously eliminated. The expansion of the state’s Medicaid program, effective January 1, 2014, under the Health Reform Law is expected to result in the addition of approximately 370,000 people to its Medicaid rolls over the next few years. This increase in enrolled members and premium revenue followed a period of several years in which AHCCCS tightened Medicaid eligibility standards in Arizona and decreased capitation rates paid to managed Medicaid contractors, reflecting state government budgetary pressures and a struggling state economy. If additional changes to the Arizona Medicaid program are implemented, our revenue and earnings could be significantly impacted.

AHCCCS has implemented a tiered profit sharing plan on managed Medicaid plans, thereby limiting the amount of profit that may be retained by health plans serving the Medicaid population. These changes implemented by AHCCCS followed a movement by the agency to a risk-based or severity-adjusted payment methodology for all health plans, under which capitation rates for each health plan and geographic service area are adjusted annually based on the severity of treatment episodes experienced by each plan’s membership compared to the average over a specified 12-month period. AHCCCS’ changes in its payment structure have placed limits on Health Choice’s profitability.

Medicare Advantage Prescription Drug Special Needs Plan

Health Choice provides coverage as a MAPD SNP provider pursuant to a contract with CMS. The SNP allows Health Choice to offer Medicare and Part D drug benefit coverage for new and existing dual eligible members (i.e., those that are eligible for Medicare and Medicaid). The contract with CMS includes successive one-year renewal options at the discretion of CMS and is terminable without cause on 90 days written notice or for cause upon written notice if Health Choice fails to comply with any term or condition of the contract or fails to take corrective action as required to comply with the terms of the contract. Health Choice has received notification that CMS is exercising its option to extend its contract through December 31, 2015.

Healthcare Exchange Insurance Plan

Effective October 1, 2013, Health Choice also began offering insurance plans on the Arizona state insurance exchange through Health Choice Insurance Company, a wholly-owned subsidiary of Health Choice. This enables us to enroll members in our Exchange plan as they move between the Arizona state insurance exchange and Medicaid eligibility under AHCCCS.

Management and Administrative Services

Health Choice provides management and administrative services, primarily through a contract with a large national insurer to cover 83,400 members enrolled in the state of Florida’s managed Medicaid program. These services include member services, claims adjudication, provider network services, prior authorization, utilization management, clinical care coordination, case management, disease management and quality improvement programs. Revenue under this contract is generated by performing these services in exchange for a contracted service fee, which is paid on a monthly basis.

Accountable Care Networks

Health Choice has continued to lead our provider network development efforts in Arizona, Utah and other markets through its Health Choice Preferred accountable care network operations. These physician led networks are taking on risk and other performance based contracts for the Company and the related network physicians.

Government Regulation and Other Factors

A framework of complex federal and state laws, rules and regulations governs the healthcare industry and, for many provisions, there is little history of regulatory or judicial interpretation upon which to rely. The Health Reform Law significantly increases this complexity. Because we operate in a heavily regulated industry subject to shifts in political and regulatory dynamics, we devote significant time and resources to regulatory compliance, including compliance with those laws and regulations described below.

Healthcare Reform

The Health Reform Law changes how healthcare services are covered, delivered and reimbursed through expanded coverage of uninsured individuals, reduced growth in Medicare program spending, reductions in Medicare and Medicaid DSH payments and the establishment of programs where reimbursement is tied to clinical integration and quality of care. In addition, the Health Reform Law reforms certain aspects of health insurance, expands existing efforts to tie Medicare and Medicaid payments to performance and quality and contains provisions intended to strengthen fraud and abuse enforcement. The most significant provisions of the Health Reform Law that seek to decrease the number of uninsured individuals mostly became effective January 1, 2014. However, the employer mandate which requires companies with 50 or more employees to provide health insurance or pay fines, and insurer reporting requirements, will not be fully implemented until January 1, 2016. In addition, there were significant problems during the initial implementation of the federal online Exchange and certain state Exchanges that negatively affected the ability of individuals to enroll in Medicaid and to purchase health insurance. Further implementation issues, especially if not corrected in a timely manner, could lead to the federal government suspending the individual mandate tax penalties, further delays in uninsured individuals obtaining health insurance and an increase in the number of individuals who pay the tax mandates rather than to purchase health insurance. States may choose, without losing existing federal Medicaid funding, not to implement the Medicaid expansion provisions of the Health Reform Law, and in those states, the penalty for not carrying insurance will be waived for low-income residents.

Because of the many variables, including the law’s complexity, continued delays or exceptions to employer mandates, possible amendments, changes or court challenges to the law, uncertainty regarding the success of Exchanges enrolling uninsured individuals, and possible reductions in funding by Congress and future reductions in Medicare and Medicaid reimbursement, the impact of the Health Reform Law, including how individuals and businesses will respond to the new choices and obligations is not yet fully known. For example, the U.S. Supreme Court has agreed to hear a case known as King v. Burwell during the 2015 session. The case challenges the extension of premium subsidies to health insurance policies purchased through federally-operated Exchanges, arguing that subsidies must be limited to state-operated Exchanges. If decided in favor of the plaintiffs, this case could make it more difficult for uninsured individual in states that do not operate an Exchange to purchase coverage and otherwise significantly affect implementation of the Health Reform Law, in a manner that results in less than projected numbers of newly insured individuals. We cannot predict the impact on our Company of these continuing developments with respect to the Health Reform Law.

Expanded Coverage

Based on the Congressional Budget Office (“CBO”) April 2014 estimates, the Health Reform Law will expand coverage to 26 million additional individuals by 2022. This increased coverage will occur through a combination of public program expansion and private sector health insurance and other reforms.

Medicaid Expansion. The primary public program coverage expansion is occurring through changes in Medicaid, and to a lesser extent, expansion of Children’s Health Insurance Program (“CHIP”). The most significant changes expand the categories of individuals eligible for Medicaid coverage and permit individuals with relatively higher incomes to qualify. Since January 1, 2014, the Health Reform Law requires all state Medicaid programs to provide, and the federal government to subsidize, Medicaid coverage to virtually all adults under 65 years old with incomes at or under 133% of the FPL. However, states may opt out of the expansion without losing existing federal Medicaid funding. For those states that expand Medicaid coverage, the Health Reform Law also requires those states to apply a “5% income disregard” to the Medicaid eligibility standard, so that Medicaid eligibility will effectively be extended to those with incomes up to 138% of the FPL. A number of state governors and legislatures, including in Texas and Louisiana, have chosen not to participate in the expanded Medicaid program at this time; however, these states could choose to implement the expansion at a later date.

As Medicaid is a joint federal and state program, the federal government provides states with “matching funds” in a defined percentage, known as the federal medical assistance percentage (“FMAP”). Beginning in 2014, states began receiving an enhanced FMAP for the individuals enrolled in Medicaid pursuant to the Medicaid expansion provisions of the Health Reform Law. The FMAP percentage is as follows: 100% for calendar years 2014 through 2016; 95% for 2017; 94% in 2018; 93% in 2019; and 90% in 2020 and thereafter.

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

Historically, states often have attempted to reduce Medicaid spending by limiting benefits and tightening Medicaid eligibility requirements. For states that do not participate in Medicaid expansion, the maximum income level required for individuals and families to qualify for Medicaid varies widely from state to state. However, the Health Reform Law requires states to at least maintain the Medicaid eligibility standards established prior to the enactment of the law for children until October 1, 2019.

Private Sector Expansion. The expansion of health coverage through the private sector as a result of the Health Reform Law is occurring through new requirements applicable to health insurers, employers and individuals. Each health plan must now keep its annual non-medical costs lower than 15% of premium revenue for the group market and lower than 20% in the small group and individual markets or rebate its enrollees the amount spent in excess of the percentage. In addition, health insurers are not permitted to deny coverage to children based upon a pre-existing condition and must allow dependent care coverage for children up to 26 years old. Since January 1, 2014, health insurance companies are prohibited from imposing annual coverage limits, dropping coverage, excluding persons based upon pre-existing conditions or denying coverage for any individual who is willing to pay the premiums for such coverage.

Larger employers will be subject to new requirements and incentives to provide health insurance benefits to their full-time employees. Employers with 50 or more employees that do not offer health insurance will be subject to a penalty if an employee obtains government-subsidized coverage through an Exchange. The employer penalties will range from $2,000 to $3,000 per employee, subject to certain thresholds and conditions. This requirement will not be fully implemented until January 1, 2016.

The Health Reform Law uses various means to induce individuals who do not have health insurance to obtain coverage. As of January 1, 2014, individuals are required to maintain health insurance for a minimum defined set of benefits or pay a tax penalty. The Internal Revenue Service (“IRS”), in consultation with the Department, is responsible for enforcing the tax penalty, although the Health Reform Law limits the availability of certain IRS enforcement mechanisms. In addition, for individuals and families below 400% of the FPL, the cost of obtaining health insurance will be subsidized by the federal government. Those with lower incomes will be eligible to receive greater subsidies. It is anticipated that those at the lowest income levels will have the majority of their premiums subsidized by the federal government, in some cases in excess of 95% of the premium amount.

Since January 1, 2014, to facilitate the purchase of health insurance by individuals and small employers, the Health Reform Law mandated that each state establish or participate in an Exchange or default to a federally-operated Exchange. Based on CBO estimates issued in April 2014, approximately 25 million individuals will obtain their health insurance coverage through an Exchange by 2021. This amount will include individuals who were previously uninsured and individuals who have switched from their prior insurance coverage to a plan obtained through the Exchange. The Health Reform Law requires that the Exchanges be designed to make the process of evaluating, comparing and acquiring coverage simple for consumers. For example, each state’s Exchange must maintain an internet website through which consumers may access health plan ratings that are assigned by the state based on quality and price, view governmental health program eligibility requirements and calculate the actual cost of health coverage. Health insurers participating in the Exchange must offer a set of minimum benefits to be defined by the Department and may offer more benefits. Health insurers must offer at least two, and up to five, levels of plans that vary by the percentage of medical expenses that must be paid by the enrollee. These levels are referred to as platinum, gold, silver, bronze and catastrophic plans, with gold and silver being the two mandatory levels of plans. Each level of plan must require the enrollee to share the following percentages of medical expenses up to the deductible/co-payment limit: platinum, 10%; gold, 20%; silver, 30%; bronze, 40%; and catastrophic, 100%. Health insurers may establish varying deductible/co-payment levels, up to the statutory maximum. The health insurers must cover 100% of the amount of medical expenses in excess of the deductible/co-payment limit. For example, an individual making 100% to 200% of the FPL will have co-payments and deductibles reduced to about one-third of the amount payable by those with the same plan with incomes at or above 400% of the FPL.

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

The Department has implemented three types of annual reductions in the market basket. The first is a general reduction of a specified percentage each federal fiscal year that began in 2010 and extends through 2019. The remaining reductions are as follows: 2015, 0.2%; 2016, 0.2%; 2017, 0.75%; 2018, 0.75%; and 2019, 0.75%.

The second type of reduction to the market basket is a “productivity adjustment” that began in federal fiscal year 2012. The amount of the reduction is equal to the projected average nationwide productivity gains over the preceding 10 years. To determine the projection, the Department will use the Bureau of Labor Statistics (“BLS”) 10-year moving average of changes in specified economy-wide productivity. For federal fiscal year 2015, CMS announced a negative 0.5% productivity adjustment to the market basket. At the time of enactment, CMS estimated that the combined market basket and productivity adjustments would reduce Medicare payments under the inpatient prospective payment system by $112.6 billion from 2010 to 2019.

The third type of reduction began in federal fiscal year 2013 and is in connection with the value-based purchasing program discussed in more detail below. For each federal fiscal year, CMS will reduce the inpatient prospective payment system payment amount for all discharges by the following: 1.25% for 2014; 1.5% for 2015; 1.75% for 2016; and 2% for 2017 and subsequent years. For each federal fiscal year, the total amount collected from these reductions will be pooled and used to fund payments to hospitals that satisfy certain quality metrics. While some or all of these reductions may be recovered if a hospital satisfies these quality metrics, the recovery amounts may be delayed.

If the aggregate of the three market basket reductions described above is more than the annual market basket adjustments made to account for inflation, there will be an overall reduction in the MS-DRG rates paid to hospitals.

Quality-Based Payment Adjustments and Reductions for Inpatient Services. The Health Reform Law establishes or expands three provisions to promote value-based purchasing and to link payments to quality and efficiency. First, in federal fiscal year 2013, the Department implemented a value-based purchasing program for inpatient hospital services. This program rewards hospitals that meet certain quality performance standards established by the Department. The Health Reform Law provides the Department considerable discretion over the value-based purchasing program. Under the value-based purchasing program for hospital inpatient services, CMS will distribute an estimated $1.4 billion in federal fiscal year 2015 to hospitals based on their overall performance on a set of quality measures that have been linked to improved clinical processes of care and patient satisfaction. Hospitals are scored based on a weighted average of patient experience scores using the Hospital Consumer Assessment of Healthcare Providers and Systems survey and certain clinical measures. In federal fiscal year 2015, there are 19 measures by which hospitals are scored for payments. CMS scores each hospital based on achievement (relative to other hospitals) and improvement ranges (relative to the hospital’s own past performance) for each applicable measure. Because the Health Reform Law provides that the pool will be fully distributed, hospitals that meet or exceed the quality performance standards set by the Department will receive greater reimbursement under the value-based purchasing program than they would have otherwise. On the other hand, hospitals that do not achieve the necessary quality performance will receive reduced Medicare inpatient hospital payments.

Second, beginning in federal fiscal year 2013, inpatient payments are reduced each fiscal year if a hospital experiences “excess readmissions” within the 30-day period from the date of discharge for heart attack, heart failure, pneumonia. CMS expanded this list to include chronic obstructive pulmonary disease, total hip arthroplasty and total knee arthroplasty in federal fiscal year 2015 and may designate additional conditions at a future time. Hospitals with what CMS defines as “excess readmissions” for these conditions receive reduced payments for all inpatient discharges, not just discharges relating to the conditions subject to the excess readmissions standard. Each hospital’s performance is publicly reported by CMS.

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

Outpatient Market Basket and Productivity Adjustment. Hospital outpatient services paid under the prospective payment system are classified into APCs. The APC payment rates are updated each calendar year based on the market basket. The first two market basket changes outlined above—the general reduction and the productivity adjustment—apply to outpatient services as well as inpatient services, although these are applied on a calendar year basis. The percentage changes specified in the Health Reform Law summarized above as the general reduction for inpatients—e.g., 0.2% in 2015—are the same for outpatients. At the time of enactment, CMS estimated that the combined market basket and productivity adjustments would reduce Medicare payments under the outpatient prospective payment system by $26.3 billion from 2010 to 2019.

Inpatient Rehabilitation Hospitals and Units. The first two market basket changes outlined above for inpatient services—the general reduction and the productivity adjustment—also apply to inpatient rehabilitation services. The percentage changes specified in the Health Reform Law summarized above as the general reduction for inpatients—e.g., 0.2% in 2015—are the same for rehabilitation inpatients. At the time of enactment, CMS estimated that the combined market basket and productivity adjustments would reduce Medicare payments under the inpatient rehabilitation facilities prospective payment system by $5.7 billion from 2010 to 2019. The Health Reform Law requires each inpatient rehabilitation facility to report certain quality measures to the Department or receive a two percentage point reduction to the market basket update beginning with the market basket update for federal fiscal year 2014. CMS has implemented this requirement by requiring facilities to report two quality measures to receive the full market basket update in federal fiscal year 2015. CMS has indicated that facilities will be required to report additional quality measures to receive the full market basket update in federal fiscal years 2016 and 2017 payments determinations.

Inpatient Psychiatric Facilities. The first two market basket changes outlined above for inpatient services—the general reduction and the productivity adjustment—also apply to inpatient psychiatric services. The percentage changes specified in the Health Reform Law summarized above as the general reduction for inpatients—e.g., 0.2% in 2015—are the same for psychiatric inpatients. At the time of enactment, CMS estimated that the combined market basket and productivity adjustments would reduce Medicare payments under the inpatient psychiatric facilities prospective payment system by $4.3 billion from 2010 to 2019.

Medicare and Medicaid Disproportionate Share Hospital Payments. The Health Reform Law provides for certain reductions to both the Medicare and Medicaid DSH payment systems beginning in federal fiscal year 2014 as discussed above in the section entitled “Sources of Acute Care Revenue—Disproportionate Share Hospital Payments.” Though it is difficult to predict the full impact of the Medicare DSH reductions beyond 2014, based on final rules from CMS, we expect our Medicare DSH payments to decrease in fiscal 2015. In July 2012, the CBO estimated that the Health Reform Law would result in $56 billion in reductions to Medicare and Medicaid DSH payments between 2013 and 2022.

Accountable Care Organizations. Pursuant to the Health Reform Law, the Department established a Medicare Shared Savings Program (“MSSP”) that seeks to promote accountability and coordination of care through the creation of accountable care organizations (“ACO”). The program allows certain providers, including hospitals, physicians and other designated professionals, to voluntarily form ACOs and work together along with other ACO participants to invest in infrastructure and redesign delivery processes to achieve high quality and efficient delivery of services. The program is intended to produce savings as a result of improved quality and operational efficiency. ACOs that achieve quality performance standards established by the Department will be eligible to share in a portion of the amounts saved by the Medicare program. As authorized by the Health Reform Law, certain waivers are available from fraud and abuse laws for ACOs. CMS has approved over 300 to participate. We have applied for ACO status in certain markets. We are also pursuing similar initiatives with commercial insurers, with a focus on building clinically integrated high performance provider networks intended to compete in an environment where commercial insurers increasingly are implementing pay for performance and value-based purchasing reimbursement models similar to those contemplated by the Health Reform Law.

Bundled Payment Pilot Programs. The Health Reform Law created the CMS Innovation (the “CMS Innovation Center”) with responsibility for establishing demonstration projects and other initiatives in order to identify, develop, test and encourage the adoption of new methods of delivering and paying for healthcare that create savings under the Medicare and Medicaid programs, while improving quality of care. One initiative announced by the CMS Innovation Center is the Bundled Payments for Care Improvement initiative, a voluntary initiative through which participating providers receive a single negotiated payment for services provided during an episode of care. In addition, the Department established a separate five-year voluntary, national pilot program on payment bundling for Medicare services known as the Bundled Payments for Care Improvement (“BPCI”) initiative. Under the BPCI initiative, organizations may enter into payment arrangements that include financial and performance accountability for episodes of care, and these models are intended to lead to higher quality, more coordinated care at a lower cost to the Medicare program. The Health Reform Law also provides a bundled payment demonstration project for Medicaid services, but CMS has not yet implemented this project. The Department will select up to eight states to participate based on the potential to lower costs under the Medicaid program while improving care. State programs may target particular categories of beneficiaries, selected diagnoses or geographic regions of the state. The selected state programs will provide one payment for both hospital and physician services provided to Medicaid patients for certain episodes of inpatient care.

Ambulatory Surgery Centers. The Health Reform Law reduces reimbursement for ASCs through a productivity adjustment to the market basket similar to the productivity adjustment for inpatient and outpatient hospital services. In addition, CMS has established a quality reporting program for ASCs under which ASCs that fail to report on required quality measures will receive a two percentage point reduction in reimbursement beginning with the calendar year 2014 payment determination.

Medicare Managed Care (Medicare Advantage or “MA”). Under the MA program, the federal government contracts with private health plans to provide inpatient and outpatient benefits to beneficiaries who enroll in such plans. Nationally, approximately 26% of Medicare beneficiaries have elected to enroll in MA plans. Effective in 2014, the Health Reform Law requires MA plans to keep annual administrative costs lower than 15% of annual premium revenue. The Health Reform Law reduces, over a three year period starting in 2012, premium payments to the MA Plans such that CMS’ managed care per capita premium payments are, on average, equal to traditional Medicare. In the spring of 2010, the CBO and CMS, respectively, estimated that payments to MA plans would be reduced by $138 billion to $145 billion between 2010 and 2019. These reductions to MA plan premium payments may cause some plans to raise premiums or limit benefits, which in turn might cause some Medicare beneficiaries to terminate their MA coverage and enroll in traditional Medicare. CMS has indicated that MA premium rates charged to beneficiaries are expected to increase slightly in 2015 relative to 2014 and that enrollment in MA plans is forecast to increase in 2015.

Physician-owned Hospitals. The Health Reform Law effectively prohibits the formation of physician-owned hospitals that participate in Medicare or Medicaid after December 31, 2010. While the Health Reform Law grandfathers existing physician-owned hospitals, including our facilities that have physician ownership, it does not allow these hospitals to increase the percentage of physician ownership and significantly restricts our ability to add beds and operating rooms at such physician-owned facilities.

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

Program Integrity and Fraud and Abuse

The Health Reform Law changes healthcare fraud and abuse laws, provides additional enforcement tools to the government, increases cooperation between agencies by establishing mechanisms for sharing information and enhances criminal and administrative penalties for non-compliance. The Health Reform Law: (1) provides $350 million in increased federal funding over 10 years to fight healthcare fraud, waste and abuse; (2) expands the RAC program to include MA plans and Medicaid; (3) authorizes the Department, in consultation with the Office of the Inspector General (“OIG”), to suspend Medicare and Medicaid payments to a provider of services or a supplier pending an investigation of a credible allegation of fraud; (4) provides Medicare contractors with additional flexibility to conduct random prepayment reviews; and (5) tightens up the requirements for returning overpayments made by governmental health programs and expands the federal False Claims Act (“FCA”) liability to include failure to report and return an overpayment within 60 days of identifying the overpayment or by the date a corresponding cost report is due, whichever is later.

Impact of Health Reform Law on Our Company

The expansion of health insurance coverage under the Health Reform Law may cause a material increase in the number of patients using our facilities who have either private or public program coverage. In addition, a disproportionately large percentage of the new Medicaid coverage is likely to be in states that have relatively low income eligibility requirements. Further, the Health Reform Law provides for a value-based purchasing program, the establishment of ACOs and bundled payment pilot programs, which will create possible sources of additional revenue.

However, it is difficult to predict the potential amount of additional revenue resulting from these elements of the Health Reform Law, because of uncertainty surrounding several material factors, including:

•	how many states will eventually implement the Medicaid expansion and under what terms;

•	the potential for further delays during open enrollment in or complications related to implementation of Exchanges and other parts of the Health Reform Law, which would continue to delay the anticipated overall expansion of insured individuals resulting from federal healthcare reform;

•	the possibility of enactment of additional federal or state healthcare reforms and possible amendments, changes or court challenges to the Health Reform Law;

•	how many previously uninsured individuals will obtain coverage because of the Health Reform Law (based on the CBO April 2014 estimates, by 2021, the Health Reform Law will expand coverage to 26 million additional individuals);

•	what percentage of the newly insured patients will be covered under the Medicaid program and what percentage will be covered by private health insurers;

•	the extent to which states will enroll new Medicaid participants in managed care programs;

•	the pace at which insurance coverage expands, including the pace of different coverage expansion;

•	the change in the volume of inpatient and outpatient hospital services sought by and provided to previously uninsured individuals;

•	the potential that adverse selection and high acuity levels associated with newly insured individuals may negatively impact the operations of Health Choice;

•	the rate paid to hospitals by private payors and state governments for newly covered individuals, and individuals with existing coverage, including those covered through the Exchanges and those who might be covered under the Medicaid program;

•	the effect of the value-based purchasing provisions of the Health Reform Law on our hospitals’ revenue and the effects of other quality programs implemented;

•	the percentage of individuals in the Exchanges who select the high deductible plans, since health insurers offering those kinds of products have traditionally sought to pay lower rates to hospitals;

•	the extent to which employers will drop existing coverage of employees and their dependents, potentially resulting in those individuals purchasing coverage through the Exchange or enrolling in Medicaid;

•	uncertainty regarding pending court challenges to the Health Reform Law; and

•	whether the net effect of the Health Reform Law, including the prohibition on excluding individuals based on pre-

existing conditions, the requirement to keep medical costs lower than a specified percentage of premium revenue, other health insurance reforms and the annual fee applied to all health insurers, will put pressure on the profitability of health insurers, which might cause them to reduce payments to hospitals regarding both newly insured individuals and their existing business.

The Health Reform Law provides for significant reductions in the growth of Medicare spending, reductions in Medicare and Medicaid DSH payments and the establishment of programs where reimbursement is tied to quality of care and clinical integration. Reductions in Medicare and Medicaid spending may significantly affect our business and could offset any positive effects of the Health Reform Law. It is difficult to predict potential revenue reductions resulting from reduced Medicare and Medicaid spending because of uncertainty regarding several material factors, including the following:

•	overall revenues we will generate from Medicare and Medicaid business when the reductions are implemented;

•	whether reductions required by the Health Reform Law will be changed by statute or judicial decision prior to becoming effective;

•	the size of the Health Reform Law’s annual productivity adjustment to the market basket in future years;

•	the Medicare DSH reductions made, beyond federal fiscal year 2015;

•	the allocation to our hospitals of the Medicaid DSH reductions, beyond federal fiscal year 2015;

•	what the losses in revenues will be from the Health Reform Law’s quality initiatives;

•	how successful ACOs will be at coordinating care and reducing costs;

•	the scope and nature of potential changes to Medicare reimbursement methods, such as an emphasis on bundling payments or coordination of care programs;

•	whether our revenues from private supplemental Medicaid reimbursement programs will be adversely affected because there may be fewer indigent, non-Medicaid patients for whom we provide services under these programs; and

•	reductions to Medicare payments that CMS may impose for “excess readmissions.”

Because of the many variables, we cannot predict with certainty the net effect of the expected increases in insured individuals using our facilities, the reductions in Medicare spending, including Medicare and Medicaid DSH funding, and numerous other provisions in the Health Reform Law that may affect our business. Further, it is unclear how efforts to revise the Health Reform Law and remaining or new lawsuits will be resolved or what the impact would be of any resulting changes to the law. For example, the SCOTUS has agreed to hear a case known as King v. Burwell during the 2015 session. The case challenges the extension of premium subsidies to health insurance policies purchased through federally-operated Exchanges, arguing that subsidies must be limited to state-operated Exchanges. If decided in favor of the plaintiffs, this case could make it more difficult for uninsured individual in states that do not operate an Exchange to purchase coverage and otherwise significantly affect implementation of the Health Reform Law, in a manner that results in less than projected numbers of newly insured individuals. We cannot predict the impact on our Company of these continuing developments with respect to the Health Reform Law.

Licensure, Certification and Accreditation

Healthcare facility construction and operation is subject to federal, state and local regulations relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, fire prevention, rate-setting and compliance with building codes and environmental protection laws. Our facilities also are subject to periodic inspection by governmental and other authorities to assure continued compliance with the standards necessary for licensing and accreditation. We believe that all of our operating healthcare facilities are properly licensed under state healthcare laws, but we cannot assure you that government agencies or other entities enforcing licensure requirements would find our facilities in compliance with such requirements.

All of our operating hospitals are certified under the Medicare program and are accredited by either Det Norske Veritas (“DNV”) or The Joint Commission, the effect of which is to permit the facilities to participate in the Medicare and Medicaid programs. If any facility loses its accreditation, the facility would be subject to state surveys, potentially be subject to increased scrutiny by CMS and likely lose payment from non-government payors. We intend to conduct our operations in compliance with current applicable federal, state, local and independent review body regulations and standards, but we cannot assure you that government agencies or other entities enforcing such requirements would find our facilities in compliance with such requirements. Licensure, certification, or accreditation requirements also may require notification or approval if certain transfers occurs or changes in ownership or organization. Requirements for licensure, certification and accreditation are subject to change and, to remain qualified, we may need to change our facilities, equipment, personnel and services.

CMS announced an initiative to require all Medicare-certified providers and suppliers that enrolled prior to March 25, 2011, to revalidate their Medicare enrollment records by March 2015 for CMS to implement new screening criteria mandated by the Health Reform Law. Pursuant to this initiative, Medicare contractors have begun and will continue to send mandatory revalidation requests to all affected providers and suppliers, including to our facilities, and our facilities will have a limited time to respond to the requests. We believe that we can promptly comply with any mandatory revalidation requests, but failure to timely revalidate Medicare enrollment records for our facilities could cause deactivation or termination of our facilities’ Medicare enrollment, which could adversely affect our business.

Utilization Review

Federal law contains numerous provisions designed to ensure that services rendered by hospitals to Medicare and Medicaid patients meet professionally recognized standards and are medically necessary and that claims for reimbursement are properly filed. These provisions require that a sampling of admissions of Medicare and Medicaid patients be reviewed by quality improvement organizations that analyze the appropriateness of Medicare and Medicaid patient admissions and discharges, quality of care, validity of diagnosis-related group classifications and appropriateness of cases of extraordinary length of stay or cost. Quality improvement organizations may deny payment for services provided, assess fines and recommend to the Department that a provider not in substantial compliance with the standards of the quality improvement organization be excluded from participation in the Medicare program. Most non-governmental managed care organizations also require utilization review.

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

Among these statutes is a section of the Social Security Act, known as the federal anti-kickback statute. This law prohibits providers and others from soliciting, receiving, offering or paying, directly or indirectly, any remuneration intending to generate referrals or orders for services or items covered by a federal healthcare program. Courts have interpreted this law broadly and held there violates the anti-kickback statute if just one purpose of the remuneration is to generate referrals, even if there are other lawful purposes. The Health Reform Law further provides that knowledge of the law or intent to violate the law is not required to establish a violation of the anti-kickback statute.

The OIG has published safe harbor regulations that outline categories of activities deemed protected from prosecution under the anti-kickback statute. There are safe harbors for various arrangements and activities, including: investment interests, space rental, equipment rental, practitioner recruitment, personal services and management contracts, sale of practice, referral services, warranties, discounts, employees, group purchasing organizations, waiver of beneficiary co-insurance and deductible amounts, managed care arrangements, obstetrical malpractice insurance subsidies, investments in group practices, ambulatory surgery centers, and referral agreements for specialty services.

The fact that certain conduct or a certain business arrangement does not fall within a safe harbor does not automatically render the conduct or business arrangement illegal under the anti-kickback statute. The conduct or business arrangement, however, risks increased scrutiny by government enforcement authorities. We may be less willing than some of our competitors to take actions or enter into business arrangements that do not satisfy the safe harbors. This unwillingness may put us at a competitive disadvantage.

The OIG, among other regulatory agencies, identifies and eliminating fraud, abuse and waste. The OIG carries out this mission through a nationwide program of audits, investigations and inspections. To provide guidance to healthcare providers, the OIG has from time to time issued “fraud alerts” that, although they do not have the force of law, identify features of a transaction that may indicate that the transaction could violate the anti-kickback statute or other federal healthcare laws. The OIG has identified several incentive arrangements as potential violations, including:

•	payment of any incentive by the hospital when a physician refers a patient to the hospital;

•	use of free or significantly discounted office space or equipment for physicians in facilities usually located close to the hospital;

•	provision of free or significantly discounted billing, nursing, or other staff services;

•	free training for a physician’s office staff, including management and laboratory techniques;

•	guarantees that provide that, if the physician’s income fails to reach a predetermined level, the hospital will pay any portion of the remainder;

•	low-interest or interest-free loans, or loans that may be forgiven if a physician refers patients to the hospital;

•	payment of the costs of a physician’s travel and expenses for conferences or a physician’s continuing education courses;

•	coverage on the hospital’s group health insurance plans at an inappropriately low cost to the physician;

•	rental of space in physician offices, at other than fair market value terms, by persons or entities to which physicians refer;

•	payment for services that require few substantive duties by the physician, or payment for services over the fair market value of the services rendered;

•	“gainsharing,” the practice of giving physicians a share of any reduction in a hospital’s costs for patient care attributable in part to the physician’s efforts; or

•	physician-owned entities (often referred to as physician-owned distributorships or PODs) that derive revenue from selling, or arranging for the sale of implantable medical devices ordered by their physician-owners for use on procedures that physician-owners perform on their own patients at hospitals or ASCs.

Besides issuing fraud alerts, the OIG from time to time issues compliance program guidance for certain types of healthcare providers. In its hospital compliance guidance, the OIG identifies areas of potential risk of liability under federal fraud and abuse statutes and regulations. These areas of risk include compensation arrangements with physicians, recruitment arrangements with physicians and joint venture relationships with physicians. The OIG recommends structuring arrangements to fit squarely within a safe harbor.

We have a variety of financial relationships with physicians who refer patients to our hospitals. Physicians own interests in nine of our full service acute care hospitals. We also have other joint venture relationships with physicians and contracts with physicians providing for a variety of financial arrangements, including employment contracts, leases and professional service agreements. We provide financial incentives to recruit physicians to relocate to communities served by our hospitals, including minimum cash collections guarantees and forgiveness of repayment obligations. Although we have established policies and procedures to ensure that our arrangements with physicians comply with current law and interpretations, we cannot assure you that regulatory authorities that enforce these laws will not determine that some violate the anti-kickback statute or other applicable laws. Violation of the anti-kickback statute is a felony, and such a determination could subject us to liabilities under the Social Security Act, including criminal penalties of imprisonment or fines, civil penalties up to $50,000 per violation, damages up to three times the total improper payment to the referral source and exclusion from participation in Medicare, Medicaid or other federal healthcare programs, any of which could have a material adverse effect on our business, financial condition or results of operations.

The Social Security Act also imposes criminal and civil penalties for submitting false claims to Medicare and Medicaid. False claims include, but are not limited to, billing for services not rendered, misrepresenting actual services rendered to obtain higher reimbursement and cost report fraud. Like the anti-kickback statute, these provisions are broad. Further, the Social Security Act contains civil penalties for conduct including improper coding and billing for unnecessary goods and services. Under the Health Reform Law, civil penalties may be imposed for failing to report and return an overpayment within 60 days of identifying the overpayment or by the date a corresponding cost report is due, whichever is later. To avoid liability, providers must carefully and accurately code claims for reimbursement, and accurately prepare cost reports.

Some of these provisions, including the federal Civil Monetary Penalty Law, require a lower burden of proof than other fraud and abuse laws, including the federal anti-kickback statute. Civil monetary penalties that may be imposed under the federal Civil Monetary Penalty Law range from $10,000 to $50,000 per act, and sometimes may cause penalties of up to three times the remuneration offered, paid, solicited or received. In addition, a violator may be subject to exclusion from federal and state healthcare programs. Federal and state governments increasingly use the federal Civil Monetary Penalty Law, especially where they believe they cannot meet the higher burden of proof requirements under the federal anti-kickback statute.

The Health Insurance Portability and Accountability Act of 1996 (“HIPPA”) broadened the fraud and abuse laws by adding several criminal provisions for healthcare fraud offenses that apply to all health benefit programs. This act also created new enforcement mechanisms to combat fraud and abuse, including the Medicare Integrity Program and an incentive program under which individuals can receive up to $1,000 for providing information on Medicare fraud and abuse that leads to the recovery of at least $100 of Medicare funds. In addition, federal enforcement officials now can exclude from Medicare and Medicaid any investors, officers and managing employees associated with business entities that have committed healthcare fraud. This act establishes a violation for the payment of inducements to Medicare or Medicaid beneficiaries to influence those beneficiaries to order or receive services from a particular provider or practitioner.

The Social Security Act also includes a provision commonly known as the “Stark Law.” This law prohibits physicians from referring Medicare and Medicaid patients to entities with which they or any of their immediate family members have a financial relationship for the provision of certain designated health services that are reimbursable by Medicare or Medicaid, including inpatient and outpatient hospital services. The law also prohibits the entity from billing the Medicare program for any items or services that stem from a prohibited referral and requires the entity to refund amounts received for items or services provided pursuant to the prohibited referral on a timely basis. Failure to refund amounts received as a result of a prohibited referral on a timely basis may constitute a false or fraudulent claim and may result in civil penalties and additional penalties under the FCA. Sanctions for violating the Stark Law also include denial of payment and civil monetary penalties up to $15,000 per item or service improperly billed and exclusion from the federal healthcare programs. The statute also provides for a penalty of up to $100,000 for a scheme intended to circumvent the Stark Law prohibitions. There are several exceptions to the Stark Law, including an exception for a physician’s ownership interest in an entire hospital, although the Health Reform Law significantly restricts this exception. There also are exceptions for many of the customary financial arrangements between physicians and providers, including employment contracts, leases, professional services agreements and recruitment agreements. Unlike safe harbors under the anti-kickback statute, with which compliance is voluntary, an arrangement must comply with every requirement of the Stark Law exception or the arrangement violates the Stark Law. Further, intent does not have to be proven to establish a violation of the Stark Law.

Through rulemakings, CMS has issued final regulations implementing the Stark Law. While these regulations help clarify the exceptions to the Stark Law, it is unclear how the government will interpret many for enforcement purposes. We cannot assure you that the arrangements entered into by us and our hospitals will be found to comply with the Stark Law, as it ultimately may be implemented or interpreted.

Historically, the Stark Law has contained an exception, commonly referred to as the “whole-hospital” exception, allowing physicians to own an interest in an entire hospital, as opposed to an interest in a hospital department. However, the Health Reform Law significantly narrows the Stark Law’s whole-hospital exception. Specifically, the whole-hospital exception is available only to hospitals that had physician ownership in place as of March 23, 2010, and a Medicare provider agreement effective as of December 31, 2010. The Health Reform Law and implementing regulations issued by CMS prevent the formation of new physician-owned hospitals that participate in Medicare or Medicaid. While the amended whole-hospital exception grandfathers certain existing physician-owned hospitals, including ours, it prohibits a grandfathered hospital from increasing its aggregate percentage of physician ownership beyond the aggregate level in place as of March 23, 2010. Subject to limited exceptions, a grandfathered physician-owned hospital may not increase its aggregate number of operating rooms, procedure rooms, and beds for which it is licensed beyond the number as of March 23, 2010. A grandfathered physician-owned hospital must comply with several additional requirements, including not conditioning any physician ownership directly or indirectly on the owner making or influencing referrals, not offering any ownership interests to physician owners on more favorable terms than those offered to non-physicians and not providing any guarantee to physician owners to purchase other business interests related to the hospital. Further, a grandfathered hospital cannot have been converted from an ASC to a hospital.

The whole-hospital exception, as amended, also contains additional disclosure requirements. A grandfathered physician-owned hospital must submit an annual report to the Department listing each investor in the hospital, including all physician owners. In addition, grandfathered physician-owned hospitals must have procedures in place that require each referring physician owner to disclose to patients, with enough notice for the patient to make a meaningful decision regarding receipt of care, the physician’s ownership interest and, if applicable, any ownership interest held by the treating physician. A grandfathered physician-owned hospital also must disclose on its website and in any public advertising that it has physician ownership. The Health Reform Law requires the Department to audit grandfathered physician-owned hospitals compliance with these requirements.

Besides the restrictions and disclosure requirements applicable to physician-owned hospitals in the Health Reform Law, CMS regulations require physician-owned hospitals and their physician owners to disclose certain ownership information to patients. Physician-owned hospitals that receive referrals from physician owners must disclose in writing to patients that such hospitals are owned by physicians and that patients may receive a list of the hospitals’ physician investors upon request. A physician-owned hospital must require all physician owners who are members of the hospital’s medical staff to agree, as a condition of continued medical staff membership or admitting privileges, to disclose in writing to all patients whom they refer to the hospital their (or an immediate family member’s) ownership interest in the hospital. A hospital is physician-owned if any physician, or an immediate family member of a physician, holds debt, stock or other types of investment in the hospital or in any owner of the hospital, excluding physician ownership through publicly traded securities that meet certain conditions. If a hospital fails to comply with these regulations, the hospital could lose its Medicare provider agreement and cannot participate in Medicare.

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

Many of the states in which we operate also have adopted laws that prohibit payments to physicians for referrals similar to the federal anti-kickback statute or that otherwise prohibit fraud and abuse activities. Many states also have passed self-referral legislation similar to the Stark Law, prohibiting the referral of patients to entities with which the physician has a financial relationship. Often these state laws are broad in scope and may apply regardless of the source of payment for care. These statutes typically provide for criminal and civil penalties, and loss of licensure. Little precedent exists for the interpretation or enforcement of these state laws.

Our operations could be adversely affected by the failure of our arrangements to comply with the anti-kickback statute, the Stark Law, billing laws and regulations, current state laws or other legislation or regulations in these areas adopted. We cannot predict whether other legislation or regulations at the federal or state level if any will be adopted, what form such legislation or regulations may take or how they may affect our operations. We are continuing to enter into new financial arrangements with physicians and other providers in a manner structured to comply materially with these laws. We cannot assure you, however, that governmental officials responsible for enforcing these laws or whistleblowers will not assert that we violate them or that such statutes or regulations ultimately will be interpreted by the courts in a manner consistent with our interpretation.

The Federal False Claims Act and Similar State Laws

Another trend affecting the healthcare industry today is the increased use of the FCA and actions being brought by individuals on the government’s behalf under the FCA’s “qui tam” or whistleblower provisions. Whistleblower provisions allow private individuals to sue on behalf of the government alleging that the defendant has defrauded the federal government. For example, the FCA is implicated by the submission of false claims to Medicare, Medicaid and other federal healthcare programs. The FCA also applies to payments involving federal funds in connection with the new Exchanges created pursuant to the Health Reform Law. If the government intervenes and prevails, the party filing the initial complaint may share in any settlement or judgment. If the government does not intervene, the whistleblower plaintiff may pursue the action independently and may receive a larger share of any settlement or judgment. When a private party brings a qui tam action under the FCA, the defendant will not know the lawsuit until the government commences its own investigation or makes a determination whether it will intervene. Further, every entity that receives at least $5 million annually in Medicaid payments must have written policies for all employees, contractors or agents, providing detailed information about false claims, false statements and whistleblower protections under certain federal laws, including the FCA, and similar state laws.

When a defendant is determined by a court of law to be liable under the FCA, the defendant must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 to $11,000 for each separate false claim. Settlements entered into prior to litigation usually involve a less severe calculation of damages. There are many potential bases for liability under the FCA, including knowingly and improperly avoiding repayment of an overpayment received from the government and the knowing failure to report and return an overpayment within 60 days of identifying the overpayment or by the date a corresponding cost report is due, whichever is later. Liability often arises when an entity knowingly submits a false claim for reimbursement to the federal government. The FCA broadly defines the term “knowingly.” Although simple negligence will not give rise to liability under the FCA, submitting a claim with reckless disregard to its truth or falsity can constitute “knowingly” submitting a false claim and result in liability. The Health Reform Law provides that submission of a claim for an item or service generated in violation of the anti-kickback statute constitutes a false or fraudulent claim under the FCA. Sometimes, whistleblowers, the federal government and courts have claimed that providers that allegedly have violated other statutes, such as the Stark Law, have submitted false claims under the FCA.

Several states, including states in which we operate, have adopted their own false claims provisions and their own whistleblower provisions whereby a private party may file a civil lawsuit in state court. DEFRA creates an incentive for states to enact false claims laws that are comparable to the FCA. From time to time, companies in the healthcare industry, including ours, may be subject to actions under the FCA or similar state laws.

Corporate Practice of Medicine/Fee Splitting

Certain of the states in which we operate have laws that prohibit unlicensed persons or business entities, including corporations, from employing physicians or laws that prohibit certain direct or indirect payments or fee-splitting arrangements between physicians and unlicensed persons or business entities. Possible sanctions for violations of these restrictions include loss of a physician’s license, civil and criminal penalties and rescission of business arrangements that may violate these restrictions. These statutes vary from state to state, are often vague and seldom have been interpreted by the courts or regulatory agencies. Although we exercise care to structure our arrangements with healthcare providers to comply with relevant state laws, we cannot assure you that governmental officials responsible for enforcing these laws will not assert that we, or transactions in which we are involved, violate such laws, or that such laws ultimately will be interpreted by the courts in a manner consistent with our interpretations.

HIPAA Administrative Simplification and Privacy and Security Requirements

The HIPAA Administrative Simplification provisions are intended to encourage electronic commerce in the healthcare industry. These provisions require the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. HIPAA also requires that each provider use a National Provider Identifier. In addition, the Health

Reform Law requires the Department to adopt standards for additional electronic transactions and to establish operating rules to promote uniformity in the implementation of each standardized electronic transaction. On August 10, 2012, the Department issued an interim final rule to establish operating rules for healthcare electronic funds transfers and remittance advice transactions. Compliance with the interim final rule was required by January 1, 2014. Further, CMS has published a final rule making changes to the formats used for certain electronic transactions and requiring the use of updated standard code sets for certain diagnoses and procedures known as ICD-10 code sets. Use of the ICD-10 code sets is required by October 1, 2015, and will require significant changes; however, we believe that the cost of compliance with these regulations has not had and is not expected to have a material adverse effect on our business, financial position or results of operations.

As required by HIPAA, the Department has issued privacy and security regulations that extensively regulate the use and disclosure of individually identifiable health information (known as protected health information or “PHI”) and require covered entities, including healthcare providers, to implement administrative, physical and technical safeguards to protect the security of PHI. As a result of changes made as part of the American Recovery and Reinvestment Act of 2009 (“ARRA”) and implementing regulations, entities that handle PHI on behalf of covered entities (known as “business associates”) or of other business associates must comply with most provisions of the HIPAA privacy and security regulations and are subject to civil and criminal penalties for violations to these regulations. A covered entity may be subject to penalties as a result of a business associate violating HIPAA, if the business associate is found to be an agent of the covered entity. Covered entities and business associates were generally required to comply with regulations implementing the ARRA changes by September 23, 2013.

Covered entities must report breaches of unsecured PHI to affected individuals without unreasonable delay, but not to exceed 60 days, of discovery of the breach by the covered entity or its agents. Notification must also be made to the Department and, in certain situations involving large breaches, to the media. All non-permitted uses or disclosures of unsecured PHI are presumed to be breaches unless the covered entity or business associate establishes that there is a low probability the information has been compromised.

The privacy and security regulations have and will continue to impose significant costs on our facilities in order to comply with these standards. Violations of the HIPAA privacy and security regulations may result in civil and criminal penalties, which have been significantly increased by ARRA. Further, the Department is required to perform compliance audits, which may result in increased enforcement activity. In addition, state attorneys general may bring civil actions seeking either injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents. The Department is required to impose penalties for violations resulting from willful neglect.

There are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns. Our facilities remain subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary, may impose additional obligations and could impose additional penalties. For example, various state laws and regulations may require us to notify affected individuals in the event of a data breach involving individually identifiable information (even if no health-related information is involved). In addition, the Federal Trade Commission (“FTC”) uses its consumer protection authority to initiate enforcement actions in response to data breaches.

The Emergency Medical Treatment and Labor Act

The federal Emergency Medical Treatment and Labor Act (“EMTALA”) was adopted by Congress in response to reports of a widespread hospital emergency room practice of “patient dumping.” At the time of the enactment, patient dumping was considered to have occurred when a hospital capable of providing the needed care sent a patient to another facility or turned the patient away based on such patient’s inability to pay for his or her care. The law imposes requirements upon physicians, hospitals and other facilities that provide emergency medical services. Such requirements pertain to what care must be provided to anyone who comes to such facilities seeking care before they may be transferred to another facility or otherwise denied care. The government broadly interprets the law to cover situations in which individuals do not present to a hospital’s emergency department, but present for emergency examination or treatment to the hospital’s campus or to a hospital-based clinic that treats emergency medical conditions or are transported in a hospital-owned ambulance, subject to certain exceptions. At least one court has interpreted the law also to apply to a hospital notified of a patient’s pending arrival in a non-hospital owned ambulance. Sanctions for violations of this statute include termination of a hospital’s Medicare provider agreement, exclusion of a physician from participation in Medicare and Medicaid programs and civil monetary penalties. In addition, the law creates private civil remedies that enable an individual who suffers personal harm because of a violation of the law, and a medical facility that suffers a financial loss because of another participating hospital’s violation of the law, to sue the offending hospital for damages and equitable relief. We can give no assurance that governmental officials responsible for enforcing the law, individuals or other medical facilities will not assert from time to time that our facilities violate this statute.

Conversion Legislation

Many states have enacted or are considering enacting laws affecting the conversion or sale of not-for-profit hospitals. These laws include provisions relating to attorney general approval, advance notification and community involvement. In addition, attorneys general in states without conversion legislation may exercise authority over these transactions based upon existing law. In many states, there has been an increased interest in the oversight of not-for-profit conversions. The adoption of conversion legislation and the increased review of not-for-profit hospital conversions may increase the cost and difficulty or prevent the completion of transactions with or acquisitions of not-for-profit organizations in various states.

Healthcare Industry Investigations

Significant media and public attention has focused in recent years on the hospital industry. Increased attention has been paid by government investigators and private parties pursuing civil lawsuits to several issues associated with healthcare operations, including: hospital charges and collection practices for uninsured and indigent patients; cost reporting and billing practices; hospitals with high Medicare outlier payments; recruitment arrangements with physicians; and financial arrangements with referral sources. Further, there are numerous ongoing federal and state investigations regarding multiple issues that have targeted hospital companies and their executives and managers. We have substantial Medicare, Medicaid and other governmental billings, which could cause heightened scrutiny of our operations. We continue to monitor these and all other aspects of our business and have developed a compliance program to assist us in gaining comfort that our business practices follow both legal principles and current industry standards. However, because the law is complex and constantly evolving, we cannot assure you that government investigations will not result in interpretations inconsistent with industry practices, including ours. In public statements surrounding current investigations, governmental authorities have taken positions on several issues, including some for which little official interpretation previously has been available, that appear to be inconsistent with practices that have been common within the industry and that previously have not been challenged in this manner. Sometimes, government investigations that have in the past been conducted under the civil provisions of federal law may now be conducted as criminal investigations. The federal government has indicated that it plans to expand its use of civil monetary penalties and Medicare program exclusions to focus on those in the healthcare industry who accept kickbacks or present false claims, in addition to the federal government’s continuing efforts to focus on the companies that offer or pay kickbacks. Failure to comply with applicable laws and regulations could subject us to significant regulatory action, including fines, penalties and exclusion from the Medicare and Medicaid programs.

Many current healthcare investigations are national initiatives in which federal agencies target an entire segment of the healthcare industry. One example is the federal government’s initiative regarding hospital providers’ improper requests for separate payments for services rendered to a patient on an outpatient basis within three days prior to the patient’s admission to the hospital, where reimbursement for such services is included as part of the reimbursement for services furnished during an inpatient stay. Further, the federal government continues to investigate Medicare overpayments to prospective payment hospitals that incorrectly report transfers of patients to other prospective payment system hospitals as discharges. Prior to our acquisition, several of our hospitals were contacted in relation to certain government investigations targeted at an entire segment of the healthcare industry. Although we claim that, under the acquisition agreements, the prior owners of these hospitals retained any liability resulting from these government investigations, we cannot assure you that the prior owners’ resolution or failure to resolve these matters, if any resolution was deemed necessary, will not have a material adverse effect on our operations.

The Health Reform Law allocates $350 million of additional federal funding over 10 years to fight healthcare fraud, waste and abuse, including $30 million for federal fiscal year 2015 and additional increased funding through 2020. In addition, government agencies and their agents, including MACs, may conduct audits of our healthcare operations. Private payors may conduct similar audits, and we also perform internal audits and monitoring.

Certificates of Need

In some states, the construction of new facilities, acquisition of existing facilities or addition of new beds or services might have to be reviewed by state regulatory agencies under a certificate of need program. Nevada is the only state in which we operate that requires approval of acute care hospitals under a certificate of need program and we have entered into an agreement to sell our existing Nevada operations. Certificate of need laws require state agency determination of public need and approval prior to the addition of beds or services or other capital expenditures. Failure to obtain necessary state approval can cause the inability to expand facilities, add services and complete an acquisition or change ownership. Further, violation may cause the imposition of civil sanctions or the revocation of a facility’s license.

Health Choice Considerations

Health Choice is subject to state and federal laws and regulations, and CMS, AHCCCS and the state Medicaid agency in Utah may audit Health Choice to determine the Plan’s compliance with such standards. Health Choice must file periodic reports demonstrating satisfaction of certain financial viability standards with CMS, the Utah Department of Insurance, the National

Association of Insurance Commissioners, the state Medicaid agency in Utah and AHCCCS. Health Choice must provide its enrollees with certain mandated benefits and must meet certain quality assurance and improvement requirements. Health Choice must also comply with the electronic transactions regulations and privacy and security standards of HIPAA.

The federal anti-kickback statute prohibits the payment, solicitation, offering or receipt of any form of remuneration in return for the referral of federal healthcare program patients or any item or service reimbursed, in whole or in part, by any federal healthcare program. Similar anti-kickback statutes have been adopted in Arizona and Utah, which apply regardless of the source of reimbursement. The Department has adopted safe harbor regulations specifying the following relationships and activities deemed not to violate the federal anti-kickback statute that specifically relate to managed care:

•	waivers by health maintenance organizations of Medicare and Medicaid beneficiaries’ obligation to pay cost-sharing amounts or to provide other incentives to attract Medicare and Medicaid enrollees;

•	certain discounts offered to prepaid health plans by contracting providers;

•	certain price reductions offered to eligible managed care organizations; and

•	certain price reductions offered by contractors with substantial financial risk to managed care organizations.

We believe the incentives offered by Health Choice to its Medicaid and Medicare enrollees and the discounts it receives from contracting healthcare providers satisfy the safe harbor regulations. However, failure to satisfy each criterion of the safe harbor does not mean that the arrangement constitutes a violation of the law; rather the safe harbor regulations provide that the arrangement must be analyzed on the basis of its facts and circumstances. We believe that Health Choice’s arrangements comply materially with the federal anti-kickback statute and similar Arizona and Utah statutes.

Environmental Matters

We are subject to various federal, state and local environmental laws and regulations, including those relating to the protection of human health and the environment. The principal environmental requirements applicable to our operations relate to:

•	the proper handling and disposal of solid waste, medical and pharmaceutical waste, hazardous waste, universal waste and low-level radioactive medical waste;

•	the proper use, storage and handling of mercury, radioactive materials and other hazardous materials;

•	registration and licensing of radiological equipment;

•	underground and above-ground storage tanks;

•	management of hydraulic fluid or oil associated with elevators, chiller units or other equipment;

•	management of asbestos-containing materials or lead-based paint present or likely to be present at some locations;

•	air emission permits and standards for boilers or other equipment; and

•	wastewater discharge permits or requirements.

We do not expect our obligations under these or other applicable environmental laws and requirements to have a material effect on us. In our operations, we also may identify other circumstances at our facilities, such as water intrusion or the presence of mold or fungus, which warrant action, and we can incur additional costs to address those circumstances. Under various environmental laws, we also may be required to clean up or contribute to the cost of cleaning up substances that have been released to the environment either at properties owned or operated by us or our predecessors or at properties to which substances from our operations were sent for off-site treatment or disposal. These remediation obligations may be imposed without regard to fault, and liability for environmental remediation can be substantial. While we cannot predict whether or to what extent we might be held responsible for such cleanup costs, as of this Annual Report on Form 10-K, we have identified no significant cleanup costs or liabilities expected to have a material effect on us.

Professional and General Liability Insurance

As is typical in the healthcare industry, we are subject to claims and legal actions by patients in the ordinary course of business. To cover these claims, we maintain professional malpractice liability insurance and general liability insurance in amounts we believe to be sufficient for our operations, including our employed physicians, although some claims may exceed the coverage in effect. We also maintain umbrella coverage.

For our fiscal year 2015, our self-insured retention for professional and general liability coverage remains unchanged at $7.0 million for the first claim and $5.0 million per claim for each additional claim, with an excess aggregate limit of $55.0 million, and maximum coverage under our insurance policies of $75.0 million. Our self-insurance reserves for estimated claims incurred but not yet reported is based upon estimates determined by third-party actuaries. Funding for the self-insured retention of such claims is derived from operating cash flows. We cannot assure you this insurance will continue to be available at reasonable prices that will allow us to maintain adequate levels of coverage. We also cannot assure you that our cash flow will be adequate to provide for professional and general liability claims.

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

Our information systems are essential to the following areas of our business operations, among others:

•	patient accounting, including billing and collection of net patient revenue;

•	financial, accounting, reporting and payroll;

•	coding and compliance;

•	laboratory, radiology and pharmacy systems;

•	materials and asset management;

•	negotiating, pricing and administering our managed care contracts; and

•	monitoring quality of care and collecting data on quality measures for full Medicare payment updates.

Utilizing a common information systems platform across all our hospitals allows us to:

•	enhance patient safety, automate medication administration and increase staff time available for direct patient care;

•	optimize staffing levels according to patient volumes, acuity and seasonal needs at each facility;

•	perform product line analyses;

•	continue to meet or exceed quality of care indicators;

•	monitor registration, billing, collections, managed care contract compliance and all other aspects of our revenue cycle;

•	control supply costs by complying with our group purchasing organization contract; and

•	monitor financial results.

The cost of maintaining our information systems has increased significantly in recent years, partially due to the impact of implementing and demonstrating meaningful use of certified EHR technology. Information systems maintenance expense was $15.9 million for both the years ended September 30, 2014 and 2013.

        ARRA included approximately $26.0 billion in funding for various healthcare information technology (“IT”) initiatives, including Medicare and Medicaid incentives for eligible hospitals and professionals to adopt and meaningfully use certified EHR technology (“EHR Incentive Programs”). In addition, eligible providers that fail to demonstrate meaningful use of certified EHR technology will be subject to reduced payments from Medicare, beginning in federal fiscal year 2015 for eligible hospitals and calendar year 2015 for eligible professionals. Implementation of the EHR Incentive Programs has been divided into three stages with increasing requirements for participation. Stage 1 requires providers to meet meaningful use objectives specified by CMS, which include electronically capturing health information in structured format, tracking key clinical conditions for coordination of care purposes, implementing clinical decision support tools to facilitate disease and medication management, using EHRs to engage patients and families, and reporting clinical quality measures and public health information. Our hospitals, and several physician clinics, substantially met the Stage 1 requirements in fiscal year 2012. On September 4, 2012, CMS published a final rule that specified the Stage 2 criteria for continued participation in the EHR Incentive Programs. Stage 2 introduces several new meaningful use measures, and imposes stricter requirements on certain existing Stage 1 measures. Providers must achieve meaningful use under the Stage 1 criteria before advancing to Stage 2 and must meet the criteria for the stage based on their first year of attesting to meaningful use. Our hospitals and physician clinics whose first payment year was 2011 or 2012 must meet Stage 2 criteria beginning in 2014. As of the date of this Report, the majority of our hospitals have met the Stage 2 meaningful use criteria. Though we expect to continue to incur certain non-productive and other operating costs, and additional investments in hardware and software, we believe our historical investments in advanced clinical and other information systems, and quality of care programs, provides a solid platform to build upon for timely compliance with the healthcare IT initiatives and requirements of ARRA. During the years ended September 30, 2014, 2013 and 2012, we recognized income from Medicare and Medicaid EHR incentives totaling $14.8 million, $20.7 million and $21.8 million, respectively.

Employees and Medical Staff

As of September 30, 2014, we had approximately 13,100 employees, including over 2,900 part-time employees. We consider our employee relations to be good. We recruit and retain nurses and medical support personnel by creating a desirable, professional work environment, providing competitive wages, benefits and long-term incentives, and providing career development and other training programs. To supplement our current employee base, we have expanded our relationship with local colleges and universities, including our sponsorship of nursing scholarship programs, in our markets.

Our hospitals are staffed by licensed physicians admitted to the medical staff of our individual hospitals. Any licensed physician may apply to be admitted to the medical staff of any of our hospitals, but admission to the staff must be approved by each hospital’s medical staff and the governing board of the hospital under established credentialing criteria. To meet community needs in certain markets in which we operate, we have implemented a strategy of employing physicians, with an emphasis on those practicing within primary care and other certain specialties. While this strategy follows industry trends, we cannot be assured of the long-term success of such a strategy, which includes related integration of physician practice management.

Compliance Program

Our compliance program is designed to ensure that we maintain high standards of conduct in the operation of our business and implement policies and procedures so employees act in compliance with all applicable laws, regulations and company policies. The organizational structure of our compliance program includes a compliance committee of our board of directors, a corporate management compliance committee and local management compliance committees at each of our hospitals. These committees have the oversight responsibility for the effective development and implementation of our program. Our Vice President of Ethics and Business Practices, who reports directly to our Chief Executive Officer and to the compliance committee of our board of directors, serves as Chief Compliance Officer and is charged with direct responsibility for the development and implementation of our compliance program. Other features of our compliance program include the designation of a Regional Compliance Officer for each of our hospitals, periodic ethics and compliance training and effectiveness reviews, and the development and implementation of policies and procedures, including a mechanism for employees to report, without fear of retaliation, any suspected legal or ethical violations.

Seasonality

The patient volumes and acute care revenue at our facilities are subject to seasonal variations and typically are greater during the quarter ended March 31 than other quarters. These seasonal variations are caused by several factors, including, without limitation, seasonal cycles of illness, climate and weather conditions in our markets, vacation patterns of both patients and physicians and other factors relating to the timing of elective procedures.

Available Information

We file periodic and current reports and other information with the SEC. All filings made by IASIS with the SEC may be copied and read at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, as IASIS does. The website address of the SEC is http://www.sec.gov.

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

Risks Related to Our Acute Care Operations and Company Generally

Changes in governmental healthcare programs may reduce our revenues.

Governmental healthcare programs, principally Medicare and Medicaid, including managed Medicare and managed Medicaid, accounted for 44.0%, 43.5% and 44.4% of our hospitals’ net patient revenue before the provision for bad debts for the years ended September 30, 2014, 2013 and 2012, respectively. However, in recent years legislative and regulatory changes have limited, and sometimes reduced, the levels of payments that our hospitals receive for various services under Medicare, Medicaid and other federal healthcare programs. The Budget Control Act of 2011 (“BCA”) provides for spending on program integrity initiatives intended to reduce fraud and abuse under the Medicare program. The BCA requires automatic spending reductions of $1.2 trillion for federal fiscal years 2013 through 2021, minus any deficit reductions enacted by Congress and debt service costs. However, the percentage reduction for Medicare may not be more than 2% for a fiscal year, with a uniform percentage reduction across all Medicare programs. These automatic spending reductions are commonly referred to as “sequestration.” Sequestration began on March 1, 2013, with CMS imposing a 2% reduction on Medicare claims beginning April 1, 2013. These spending reductions have been extended through 2024. We cannot predict what other deficit reduction initiatives may be proposed by the President or the Congress or whether the President and the Congress will restructure or suspend sequestration. Changes in the law to end or restructure sequestration may cause greater spending reductions than required by the BCA.

The Health Reform Law also provides for material reductions in the growth of Medicare program spending, including reductions in Medicare market basket updates and Medicare DSH funding. Further, from time to time, CMS revises the reimbursement systems used to reimburse healthcare providers and the requirements for coverage of services, including changes to the MS-DRG system and national and local coverage decisions, which may result in reduced Medicare payments. Sometimes, commercial third-party payors and other payors, such as some state Medicaid programs, rely on all or portions of the Medicare MS-DRG system to determine payment rates, and therefore, adjustments that negatively affect Medicare payments also may negatively affect payments from Medicaid programs or commercial third-party payors and other payors.

In addition, from time to time, state legislatures consider measures to reform healthcare programs and coverage within their respective states. Because of economic conditions and other factors, several states are experiencing budget problems and have adopted or are considering legislation designed to reduce their Medicaid expenditures, including enrolling Medicaid recipients in managed care programs, reducing the number of Medicaid beneficiaries by implementing more stringent eligibility requirements and imposing additional taxes on hospitals to help finance or expand states’ Medicaid systems. The states in which we operate have decreased funding for healthcare programs or made other structural changes resulting in a reduction in Medicaid hospital rates in recent years. Additional Medicaid spending cuts may be implemented in the states in which we operate, including reductions in supplemental Medicaid reimbursement programs.

Our Texas hospitals participate in private supplemental Medicaid reimbursement programs that are structured to expand the community safety net by providing indigent healthcare services and result in additional revenues for participating hospitals. Although CMS approved a five-year Medicaid waiver in December 2011 that allows Texas to continue receiving supplemental Medicaid reimbursement while expanding its managed Medicaid program, we cannot predict whether the Texas private supplemental Medicaid reimbursement programs will continue or guarantee that revenues recognized from the programs will not decrease. Beginning in 2014, the Health Reform Law provides for significant expansion of the Medicaid program, but the Department may not penalize states, that do not implement the Medicaid expansion provisions, with the loss of existing federal Medicaid funding. As a result, a number of states have opted not to implement the expansion.

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

We cannot predict with certainty the long-term impact of the Health Reform Law, which represents significant change to the healthcare industry.

The Health Reform Law represents a significant change across the healthcare industry. The Health Reform Law is decreasing the number of uninsured individuals by expanding coverage to additional individuals through public program expansion and private sector health insurance reforms. The Health Reform Law expands eligibility under existing Medicaid programs and subsidizes states that create non-Medicaid plans for certain residents that do not qualify for Medicaid. States have opted, and may continue to opt, not to implement the expansion. Several state governors and legislatures, including Texas and Louisiana, have chosen not to participate in the expanded Medicaid program; however these states could implement the expansion at a later date. Further, the Health Reform Law requires states to establish or participate in health insurance exchanges or default to a federally-operated Exchange to facilitate the purchase of health insurance by individuals and small businesses. Through the “individual mandate,” the Health Reform Law imposes financial penalties on individuals who fail to carry insurance coverage. However, there were significant problems during the initial implementation of the federal online Exchange and certain state Exchanges that negatively impacted the ability of individuals to enroll in Medicaid and to purchase health insurance. Further implementation issues, especially if not corrected in a timely manner, could lead to the federal government suspending the individual mandate tax penalties, further delays in uninsured individuals obtaining health insurance and an increase in the number of individuals who choose to pay the tax mandates rather than to purchase health insurance. In addition, the employer mandate requires companies with 50 or more employees to provide health insurance or pay fines, as well as insurer reporting requirements, but will not be fully implemented until January 1, 2016. The Health Reform Law also establishes a number of health insurance market reforms, including a ban on lifetime limits and pre-existing condition exclusions, new benefit mandates, and increased dependent coverage.

Although the expansion of health insurance coverage should increase revenues from providing care to certain previously uninsured individuals, we believe that the Health Reform Law could adversely affect our business and results of operations due to provisions of the Health Reform Law that are intended to reduce Medicare and Medicaid healthcare costs. Among other things, in order to fund the expansion of coverage to the uninsured population, the Health Reform Law reduces market basket updates, reduces Medicare and Medicaid DSH funding, and expands efforts to tie payments to quality and clinical integration. Any decrease in payment rates or an increase in rates that is below our increase in costs may adversely affect our results of operations. The Health Reform Law also provides additional resources to combat fraud, waste, and abuse, including expansion of the RAC program, which may result in increased costs for us to appeal or refund any alleged overpayments.

The Health Reform Law contains additional provisions intended to promote value-based purchasing. The Department has established a value-based purchasing system for hospitals that provides incentive payments to hospitals that meet or exceed certain quality performance standards, and such system is funded through decreases in the inpatient prospective payment system market basket updates to all hospitals. Further, hospitals with excess readmissions for conditions designated by the Department receive reduced payments for all inpatient discharges, not just discharges relating to the conditions subject to the excess readmissions standard. The Health Reform Law also prohibits the use of federal funds under the Medicaid program to reimburse providers for medical assistance provided to treat certain HACs and other provider-preventable conditions. In addition, beginning in federal fiscal year 2015, hospitals that fall into the worst 25% of national risk-adjusted HAC rates for all hospitals in the previous year will receive a 1% reduction in their total Medicare payments.

The Health Reform Law changes how healthcare services are covered, delivered, and reimbursed. However, many variables continue to impact the effect of the Health Reform Law, including the law’s complexity, continued delays or exceptions to employer mandates, possible amendment, changes or court challenges to the law, further technical issues with operating the federal and state Exchanges, uncertainty regarding the success of Exchanges enrolling uninsured individuals, possible reductions in funding by Congress and future reductions in Medicare and Medicaid reimbursement, how individuals and businesses will respond to the new choices and obligations under the law as well as the uncertainty as to the extent to which states will choose to participate in the expanded Medicaid program. For example, the SCOTUS has agreed to hear a case known as King v. Burwell during the 2015 session. The case challenges the extension of premium subsidies to health insurance policies purchased through federally-operated Exchanges, arguing that subsidies must be limited to state-operated Exchanges. If decided in favor of the plaintiffs, this case could make it more difficult for uninsured individual in states that do not operate an Exchange to purchase coverage and otherwise significantly affect implementation of the Health Reform Law, in a manner that results in less than projected numbers of newly insured individuals. Because of these many variables, we are unable to predict with certainty the net effect on our operations of the expected increases in insured individuals using our facilities, the reductions in government healthcare spending, and numerous other provisions in the Health Reform Law that may affect us. We are unable to predict with certainty how providers, payors, employers and other market participants will respond to the various reform provisions because many provisions will not be implemented for several years under the Health Reform Law’s implementation schedule.

If we experience a shift in payor mix from commercial managed care payors to self-pay and Medicaid, our revenue and results of operations could be adversely affected.

Both self-pay and Medicaid coverage generally pay lower reimbursement rates, and often have less advantageous terms for our hospitals and employed-physicians, than traditional commercial managed care products. In several years prior to fiscal 2014, we experienced a shift in our patient volumes and revenue from commercial and managed care payors to self-pay and Medicaid, including managed Medicaid. This shift resulted in pressure on pricing and operating margins from expending the same resources to provide patient care, but for less reimbursement. This shift reflected elevated unemployment levels and the resulting increases in states’ Medicaid rolls and the uninsured population. In addition, certain states have implemented measures to reduce enrollment in Medicaid which increased the number of uninsured patients seeking care at our hospitals. More recently, we have seen a reduction in the levels of our self-pay payor mix, which reflects improvement in the U.S. economy and decline in unemployment rate, and adoption of Medicaid expansion under the Health Reform Law in certain of our markets, including Arizona. However, we can provide no assurance that our payor mix will continue to improve. Despite an overall anticipated expansion in the number of insured individuals, implementation of the Health Reform Law could cause some patients to terminate their current insurance plans in favor of lower cost Medicaid plans or other insurance coverage with lower reimbursement levels. Movements by employees away from traditional employer-sponsored health insurance plans to Exchange plans may cause lower reimbursement rates for the healthcare services provided by our hospitals and employed-physicians, and those Exchange-insured persons may pay higher deductibles, which may cause them to delay their medical treatment.

Utilization behavior of the insured population has changed because of the increasing prevalence of higher deductible and co-insurance plans implemented by employers, which has resulted in the deferral of elective and non-emergent procedures by individuals with high co-payments. We may be adversely affected by the growth in patient responsibility accounts because of increased adoption of plan structures, including health savings accounts, which shift greater responsibility for care to individuals through greater exclusions and higher co-payment and deductible amounts. Patient responsibility accounts may continue to increase even with expanded health plan coverage because of increases in plan exclusions and co-payment and deductible amounts. If we experience certain shifts in our patient volumes, our revenue and results of operations may be adversely affected.

If government-sponsored reimbursement and supplemental payment programs withhold payments due to our hospitals for services rendered, our cash flows, revenues and profitability of our operations could be adversely affected.

Our Texas hospitals participate in private supplemental Medicaid reimbursement programs structured to expand the community safety net by providing indigent healthcare services and result in additional revenues for participating hospitals. Although CMS approved a Medicaid waiver allowing Texas to continue receiving supplemental Medicaid reimbursement while expanding its managed Medicaid program, we cannot predict whether the Texas private supplemental Medicaid reimbursement programs will continue or guarantee that revenues recognized from the programs will not decrease, which may negatively affect our cash flows and profitability.

On October 1, 2014, the THHSC issued a notice to certain hospitals participating in a Texas Medicaid waiver program. The waiver, from CMS, allows the state to receive federal matching Medicaid funds for certain local government/hospital affiliations. According to the notice, a review conducted by CMS identified certain of these affiliations it believes may be inconsistent with the waiver. Because of these findings, CMS notified THHSC it is deferring the federal portion of the Medicaid payments associated with these affiliations. The CMS review referenced in the notice does not target any of our hospitals and we do not operate in the Texas geographic regions mentioned in the notice. However, the review reflects the nature of challenges that we may face with receiving governmental matching funds and supplemental payments. We cannot assure you that in the future that CMS, THHSC and other similar agencies will not audit or delay our operations in a manner that reduces the amount or slows the timing of our receipt of such funding.

If we are unable to retain and negotiate reasonable contracts with managed care plans or if insured patients switch from traditional commercial insurance plans to Exchange plans, then our net revenue may be reduced.

Our ability to obtain reasonable contracts with health maintenance organizations, preferred provider organizations and other managed care plans significantly affects the revenue and operating results of our hospitals. Net patient revenue before the provision for bad debts derived from health maintenance organizations, preferred provider organizations and other managed care plans accounted for 40.9%, 39.2% and 39.8% of our hospitals’ net patient revenue for the years ended September 30, 2014, 2013 and 2012, respectively. Our hospitals have more than 400 managed care contracts with no one commercial payor representing more than 10.0% of our net patient revenue. Typically, we negotiate our managed care contracts annually as they come up for renewal at various times during the year. Further, many are terminable by either party on relatively short notice. Our future success will depend, in part, on our ability to retain and renew our managed care contracts and enter into new managed care contracts on terms favorable to us. Other healthcare providers, including some with larger and more integrated health systems, provider networks, greater geographic coverage or a wider range of services, may affect our ability to enter into managed care contracts or negotiate increases in our reimbursement and other favorable terms and conditions. Some of our competitors may negotiate exclusivity provisions with managed care plans or otherwise restrict the ability of managed care companies to contract with us. In one region in which we operate, the largest healthcare provider organization controls one of the largest payor organizations and operates it primarily as a closed network. The patients enrolled in this integrated health system are largely unavailable to us. In addition, continued consolidation among managed care companies may reduce our ability to negotiate favorable contracts with such payors.

Also, some employed individuals may move from commercial insurance coverage with higher reimbursement rates for our services and lower co-pays and deductibles for the insured employee to Exchange insurance plans that may provide lower reimbursement for our services, higher co-pays and deductibles for the insured employee or even exclusion of our hospitals and employed-physicians from coverage under certain Exchange plans. It is not clear what impact the increased obligations on managed care and other payors imposed by the Health Reform Law will have on our ability to negotiate reimbursement increases or other terms favorable to us. If we cannot retain and negotiate favorable contracts with managed care plans or experience reductions in payment increases or amounts received from non-governmental payors or a shift in business from commercial insurance payors to Exchange plans, then our revenues may be reduced.

If we experience growth in volume and revenue related to uncompensated care, our financial condition or results of operations could be adversely affected.

Like others in the hospital industry, from time to time we have experienced high levels of uncompensated care, including charity care and bad debts. These levels are driven by the number of uninsured and under-insured patients seeking care at our hospitals, the acuity levels at which these patients present for treatment, primarily resulting from economic pressures and their related decisions to defer care, increasing healthcare costs and other factors beyond our control, such as increases for co-payments and deductibles as employers continue to pass more of these costs on to their employees. In addition, in periods of high unemployment, we believe that our hospitals may continue to experience high levels of or possibly growth in bad debts and charity care.

While, over time, the Health Reform Law is expected to continue to decrease the number of uninsured individuals through expanding Medicaid and incentivizing employers to offer, and requiring individuals to carry health insurance or be subject to penalties, these provisions generally did not become effective until January 1, 2014 and many are still in the implementation stage. The federal Exchange experienced significant technical issues that negatively affected the ability of individuals to enroll in Medicaid and to purchase health insurance during 2014. Further, the extent to which additional states, including Texas and Louisiana, will participate in the Health Reform Law’s expanded Medicaid program is unclear since the federal government cannot eliminate or reduce existing federal Medicaid funding if states opt out of the law’s Medicaid expansion. Several state governors and legislatures, including Texas and Louisiana, have chosen not to participate in the expanded Medicaid program, the results of which have adversely affected our operations in those markets compared to states that have elected to expand their Medicaid programs; however, these states could implement some form of Medicaid expansion at a later date.

It is difficult to predict with certainty the full impact of the Health Reform Law due to the law’s complexity, continued delays or exceptions to employer mandates, possible amendment, or changes, court challenges to the law including the outcome of the SCOTUS’ decision regarding premium subsidies for eligible enrollees under federally operated health insurance exchanges, further technical issues with the federal government’s website, uncertainty regarding the long-term success of Exchanges enrolling uninsured individuals, possible reductions in funding by Congress, future reductions in Medicare and Medicaid reimbursement and uncertainty surrounding state participation in the law’s expanded Medicaid program, as well as our inability to foresee how individuals and businesses will respond to choices afforded them under the law. We may continue to provide charity care to those who choose not to comply with the insurance requirements and undocumented aliens not permitted to enroll in a health insurance exchange or government healthcare program.

Although we continue to seek ways of improving point of service collection efforts and implementing payment plans with our patients, if we experience growth in self-pay volume and revenue, including increased acuity levels for uninsured patients and continued increases in co-payments and deductibles for insured patients, our results of operations could be adversely affected. Further, our ability to improve collections from self-pay patients may be limited by regulatory and investigatory initiatives, including private lawsuits directed at hospital charges and collection practices for uninsured and underinsured patients.

Industry trends towards value-based purchasing, care coordination and “narrow networks” of exclusive healthcare providers may present our Company with operational, financial and competitive challenges.

There is a trend in the healthcare industry towards value-based purchasing of healthcare services. These value-based purchasing programs include both public reporting of quality data and preventable adverse events tied to the quality and efficiency of care provided by facilities. Governmental programs, including Medicare and Medicaid, require hospitals to report certain quality data to receive full reimbursement updates. In addition, Medicare does not reimburse for care related to certain preventable adverse events (called “never events”). Many large commercial payors require hospitals to report quality data, and several commercial payors do not reimburse hospitals for certain preventable adverse events. The Health Reform Law contains several provisions intended to promote value-based purchasing under Medicare and Medicaid. We expect value-based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common and to involve a higher percentage of reimbursement amounts. While we believe we are adapting our business strategies to compete in a value-based reimbursement environment, we cannot predict how this trend will affect our results of operations, and it could negatively affect our revenues.

Integrated accountable care organizations and other kinds of “narrow” provider networks or organizations may exclude our hospitals and employed-physicians from their plans’ networks of healthcare providers. These contracting networks often organize hospitals, physicians and ancillary healthcare providers into exclusive networks involving a fewer number of healthcare providers than does a network that allows all providers to participate, a so-called “open panel” network of providers, in exchange for which the “narrow network” may, if appropriately structured, achieve lower cost and/or higher quality in a way that benefits patients, employers, providers and payors. For instance, in some of regions in which our hospitals operate, we face competition from large, not-for-profit healthcare systems with vertically integrated healthcare providers including health plans, physician groups and facilities, which affect our ability to obtain managed care contracts with their affiliated health insurance plans. Similarly, accountable care organizations commonly require physicians and other providers to participate exclusively in their organization. If our affiliated providers are excluded from such networks, or we are unable to recruit sufficient providers to our own networks, our business will face competitive disadvantages.

If controls imposed by Medicare and third-party payors to reduce admissions and length of stay affect our inpatient volumes, our financial condition or results of operations could be adversely affected.

Controls imposed by Medicare and commercial third-party payers designed to reduce admissions and lengths of stay, commonly referred to as “utilization reviews,” have affected and are expected to continue to affect our facilities. Utilization review entails the review of the admission and course of treatment of a patient by managed care plans. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively affected by payer-required preadmission authorization and utilization review and by payer pressures to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. Efforts to impose more stringent cost controls and reductions are expected to continue. For example, the Health Reform Law potentially expands the use of prepayment review by Medicare Administrative Contractors (“MACs”) by eliminating statutory restrictions on their use. Furthermore, the modified CMS policy on how MACs review inpatient hospital admissions for payment purposes could potentially reduce inpatient volume for patient stays spanning fewer than two midnights.

There has been increased scrutiny of a hospital’s “Medicare Observation Rate” from government enforcement agencies and industry observers. A low rate may raise suspicions that a hospital is inappropriately admitting patients that could be cared for in an observation setting. The industry may be subject to increased scrutiny and litigation risk, including government investigations and qui tam suits, related to inpatient admission decisions and the Medicare Observation Rate. In addition, CMS has established what is referred to as the “two midnight rule” (“TMR”) to guide practitioners admitting patients and contractors conducting payment reviews on when it is appropriate to admit individuals as hospital inpatients. Under the TMR, Medicare beneficiaries are only to be admitted as inpatients when there is a reasonable expectation that the care is medically necessary and expectation that the care will cross two midnights absent unusual circumstances. Compliance with TMR becomes subject to audits beginning October 1, 2015, but CMS began conducting reviews for admissions beginning October 1, 2013 at selected facilities to provide educational outreach on the TMR.

If we are unable to attract and retain quality medical professionals, our financial condition or results of operations could be adversely affected.

The success of our hospitals depends on the following factors, among others:

•	the number and quality of the physicians on the medical staffs of our hospitals;

•	the competency of those physicians and our facilities to meet their communities’ needs for healthcare services in a convenient, high quality and high value manner;

•	the referral patterns of those physicians; and

•	our maintenance of good relations with those physicians.

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

To meet varying community needs for healthcare services in certain markets in which we operate, and to better coordinate patient care, we have implemented a strategy to employ physicians, which has expanded our employed physician base. The execution of a physician employment strategy includes an increased cost at our company for salaries, wages and benefits; increases in malpractice insurance coverage costs; risks of unsuccessful physician integration and difficulties associated with physician practice management. While we believe this strategy follows industry trends, we cannot be assured of the long-term success of our physician employment strategy.

We also compete with other healthcare providers in recruiting and retaining qualified management and staff to run the day-to-day operations of our hospitals, including administrators, nurses, technicians and non-physician healthcare professionals. Some of our markets are more difficult to recruit physicians and nurses to locate there compared to other of our markets or other competing markets, depending on the community need, area of practice and the recruited physician’s or nurse’s personal considerations. Our failure to recruit and retain such management personnel and skilled professionals could adversely affect our financial condition and results of operations.

Our hospitals face competition for staffing, especially because of the shortage of nurses, which has in the past and may in the future increase our labor costs and materially reduce our profitability.

We compete with other healthcare providers in recruiting and retaining qualified management and staff personnel responsible for the day-to-day operations of each of our hospitals, physician practices and our managed care operations, including most significantly nurses and other non-physician healthcare professionals. While the national nursing shortage has abated somewhat because of the weakened U.S. economy, certain portions of our markets have limited nursing resources. In the healthcare industry, including in our markets, the shortage of nurses and other medical support personnel is a significant operating issue. This shortage has caused us in the past and may require us to increase wages and benefits to recruit and retain nurses and other medical support personnel or to hire more expensive temporary personnel. Frequently in the past, we voluntarily raised, and expect to raise, wages for our nurses and other medical support personnel.

If our labor costs continue to increase, we may not be able to achieve higher payor reimbursement levels or reduce other operating expenses in a manner sufficient to offset these increased labor costs. Because substantially all of our net patient revenues are based on reimbursement rates fixed or negotiated no less frequently than annually, our ability to pass along periodic increased labor costs is materially constrained. Our failure to recruit and retain qualified management, nurses and other medical support personnel, or to control our labor costs, could have a material adverse effect on our profitability.

Our hospitals face competition from other hospitals and healthcare providers that could negatively affect patient volume.

The hospital industry is highly competitive. Our hospitals face competition for patients from other hospitals in our markets, large vertically integrated providers, large tertiary care centers and outpatient service providers that provide similar services to those provided by our hospitals. While our small 15-bed critical access hospital in Pikes Peak, Colorado is an exception, none of our primary hospitals are sole community providers and all of them are in geographic areas in which at least one other hospital provides services comparable to those offered by our hospitals. Some of the hospitals that compete with ours are physician-owned or owned by governmental agencies or not-for-profit corporations supported by endowments and charitable contributions and can finance capital expenditures and operations on a tax-exempt basis. In addition, the number of freestanding specialty hospitals, outpatient surgery centers, emergency departments, urgent care centers and outpatient diagnostic centers has increased significantly in the areas in which we operate. We also face competition from competitors implementing physician alignment strategies, such as employing physicians, acquiring physician practice groups and participating in ACOs or other clinical integration models. Some of our competitors also have greater geographic coverage, offer a wider range of services or invest more capital or other resources than we do. In addition, competitors that operate non-hospital facilities or hospitals not owned by physicians are not subject to the same federal restrictions on expansion as our physician-owned hospitals. If our competitors can achieve greater geographic coverage, improve access and convenience to physicians and patients, recruit physicians to provide competing services at their facilities, expand or improve their services or obtain more favorable managed care contracts, we may experience a decline in patient volume.

CMS publicizes performance data relating to quality measures and data on patient satisfaction surveys that hospitals submit with their Medicare reimbursement. Federal law provides to expand the number of quality measures. Further, the Health Reform Law requires all hospitals annually to establish, update and make public a list of their standard charges for items and services. If any of our hospitals should achieve poor results (or results that are lower than our competitors) on these quality criteria, or if our standard charges are higher than those published by our competitors, our patient volumes could decline. The required reporting of additional quality measures and other trends toward clinical transparency and value-based purchasing of healthcare services may have an adverse impact on our competitive position and patient volume.

A health pandemic could negatively affect our business.

If a pandemic or other widespread health crisis, such as the spread of the Ebola virus, were to occur in our markets, our business could be adversely affected. Such a crisis could diminish the public trust in healthcare facilities, especially hospitals treating (or that have treated) patients affected by the pandemic. If any of our facilities treated patients from such a health crisis, patients might cancel elective procedures or fail to seek needed care at our facilities. Further, a health pandemic might adversely affect our business by disrupting or delaying production and delivery of materials and products in the supply chain or by causing staffing shortages in our facilities. Although we have infection control plans and disaster plans in place, and we manage our hospital facilities pursuant to infectious disease protocols, the impact of a pandemic on our business could be materially adverse.

A failure of our information systems, or increased costs associated with upgrading and operating such systems, could adversely affect our ability to properly manage our operations.

We rely on our advanced information systems and our ability to successfully use these systems in our operations. These systems are essential to the following areas of our business operations, among others:

•	patient accounting, including billing and collection of net patient revenue;

•	financial, accounting, reporting and payroll;

•	coding and compliance;

•	laboratory, radiology and pharmacy systems;

•	materials and asset management;

•	negotiating, pricing and administering managed care contracts; and

•	monitoring quality of care and collecting data on quality measures for full Medicare payment updates.

If we fail to operate these systems effectively, we may experience delays in collection of net patient revenue and may not properly manage our operations or oversee compliance with laws or regulations. Furthermore, because the information technology landscape changes frequently, our systems require upgrades and replacement as new technologies are introduced, old technologies are no longer supported and physician and patient needs evolve requiring greater emphasis on integration of clinical, revenue and patient accounting systems. In this context, we may face significant financial costs, cash flow disruptions and operational difficulties as we from time to time change our information technology platforms, as well as operational difficulties in installing such new technology into our hospitals and operating it effectively. Such difficulties could affect our ability to properly manage our operations and adversely affect our cash flows.

Our inability to effectively replace information technology systems used by our hospitals, or the costs associated with such replacements and upgrades, could adversely affect our operations and financial results.

Healthcare information technology continues to evolve at a rapid pace. In order to remain competitive and to provide high quality clinical care, our company invests heavily in numerous information technology systems used by our hospitals and other lines of business. These information technology systems relate to clinical care, quality review, communications among providers, the storage of health records and many other business functions.

        We incur substantial costs to maintain and upgrade our information technology systems. Such costs can occur not only in connection with maintenance and upgrades, but also when our third-party information technology vendors discontinue systems upon which we rely. For instance, we are party to a services contract with McKesson Information Solutions LLC (“McKesson”), through which we operate an advanced clinical information technology platform called Horizon Clinicals (“Horizon Clinicals”). Horizon Clinicals provides patient care information solutions, including computerized provider order entry solutions, medication management solutions, shared communications for providers meant to enhance patient safety, management reporting capabilities, compliance tools and advanced clinical analytics to simplify data collection and reporting. Horizon Clinicals has been the primary advanced clinical information technology platform used by our hospitals for an number of years. In December 2011, McKesson announced its plan to stop development of Horizon Clinicals. While it has not set an official date to cease its support of the Horizon Clinicals platform, McKesson has stated that it plans to support Horizon Clinicals through “meaningful use” Stage 3, which is anticipated to be through 2018 for our company. In response to this announcement, we are evaluating the capabilities of, and costs associated with transitioning to, alternate healthcare information technology platforms that could replace the capabilities currently provided by Horizon Clinicals.

The replacement of any information technology system upon which we rely may be financially and administratively burdensome to us. Such replacements, upgrades and similar projects require modifications to our capital expenditure plans and constrain our ability to pursue other opportunities requiring significant capital and management resources. Additionally, such upgrades may be time consuming and complex from an administrative standpoint. If our implementation of a replacement technology system is inefficient, delayed or ineffective, we may experience disruptions or delays in our day-to-day caregiver processes, experience errors related to sharing of patient care information and declines in patient and/or hospital employee satisfaction. Because the healthcare information technology business and our business’ and patients’ needs continuously evolve, we cannot assure you that we will not incur such financial and administrative difficulties.

A breach of our information system’s cyber-security precautions may cause loss of protected health information, adversely affect our ability to properly manage our operations, cause us to incur remediation costs, increase our operating expenses and result in litigation and negative publicity.

Aspects of our business operations give rise to material cybersecurity risks and the potential costs and consequences. Additionally, we outsource functions that may also have material cybersecurity risks. Certain risks related to cyber incidents may remain undetected for an extended period. We maintain a cyber and privacy risk commercial insurance policy with a $20 million limit of liability. Should IASIS incur a security breach, the policy provides coverage for information security and privacy liability, regulatory defense and penalties, website media content liability, notification services and privacy breach response services.

The objectives of cyber attacks vary widely and may include theft of PHI, financial assets, intellectual property, or other sensitive information belonging to us, our customers or our business partners. Cyber attacks also may be directed at disrupting our operations or the operations of our business partners. If we fall victim to successful cyber attacks, we may incur substantial costs and suffer other negative consequences, which may include, but are not limited to, remediation costs that may include liability for stolen assets or information and repairing system damage that may have been caused, including incentives offered to customers or other business partners in an effort to maintain the business relationships after an attack; increased cyber-security protection costs that may include organizational changes, deploying additional personnel and protection technologies, training employees, and engaging third party experts and consultants; lost revenues resulting from unauthorized use of proprietary information or the failure to retain or attract customers following an attack; litigation; and reputational damage adversely affecting customer or investor confidence.

If we fail to continually enhance our hospitals with the most recent technological advances in diagnostic and surgical equipment, our ability to maintain and expand our markets may be adversely affected.

Technological advances regarding CTs, MRIs and PET equipment, and other equipment used in our facilities, are continually evolving. To compete with other healthcare providers, we must constantly evaluate our equipment needs and upgrade equipment because of technological improvements. If we fail to remain current with the technological advancements of the medical community, our volumes and revenue may be negatively affected. Further, technological advances, including regarding both medical equipment and pharmaceuticals, may cure disease or alter the processes used for the diagnosis or treatment of certain illnesses or diseases which could increase competition for our healthcare services, reduce our patient volumes, reduce our revenues and have a material adverse effect on our profitability.

If we fail to effectively and timely implement EHR systems and transition to the ICD-10 coding system, our operations could be adversely affected.

As required by ARRA, the Department has adopted an incentive payment program for eligible hospitals and healthcare professionals that implement certified EHR technology and use it consistently with “meaningful use” requirements. If our hospitals and employed or contracted professionals do not meet the Medicare or Medicaid EHR incentive program requirements, we will not receive Medicare or Medicaid incentive payments to offset some of the costs of implementing the EHR systems. Further, beginning in federal fiscal year 2015, eligible hospitals and physicians that fail to demonstrate meaningful use of certified EHR technology will be subject to reduced payments from Medicare. Failure to implement EHR systems effectively and in a timely manner could have a material adverse effect on our financial position and results of operations.

Health plans and providers, including our hospitals, must transition to the new ICD-10 coding system, which greatly expands the number and detail of billing codes used for inpatient claims. Use of the ICD-10 system will be required on October 1, 2015. Transition to the new ICD-10 system requires significant investment in coding technology and software and the training of staff involved in the coding and billing process. Besides these upfront costs of transition to ICD-10, our hospitals might experience disruption or delays in payment due to technical or coding errors or other implementation issues involving our systems or the systems and implementation efforts of health plans and their business partners. Further, the transition to the more detailed ICD-10 coding system could cause decreased reimbursement if using ICD-10 codes result in conditions being reclassified to MS-DRGs or commercial payor or payment groupings with lower levels of reimbursement than assigned under the previous system.

If we fail to comply with extensive laws and governmental regulations, we could suffer penalties, be required to alter financial arrangements with our referral sources, including referral source investors in some of our hospitals, or be required to significantly change our operations.

The healthcare industry, including our company, must comply with extensive and complex statutes and regulations at the federal, state and local government levels relating to:

•	billing and coding for services and proper handling of overpayments;

•	classification of level of care provided, including proper classification of emergency treatment, inpatient admissions, observation status and outpatient care;

•	relationships with physicians and other referral sources, including financial arrangements and ownership interests involving physicians and other referral sources, such as physicians holding ownership interests in hospitals;

•	necessity and adequacy of medical care;

•	quality of medical equipment and services;

•	qualifications of medical and support personnel;

•	confidentiality, maintenance, data breach, identity theft and security issues associated with health related and personal information and medical records;

•	screening, stabilization and transfer of individuals who have emergency medical conditions;

•	licensure and certification;

•	hospital rate or budget review;

•	preparation and filing of cost reports;

•	activities regarding competitors;

•	operating policies and procedures;

•	addition of facilities and services;

•	provider-based reimbursement, including complying with requirements allowing multiple locations of a hospital to be billed under the hospital’s Medicare provider number;

•	incentive payments for the adoption and meaningful use of certified EHR technology; and

•	disclosures to patients, including disclosure of any physician ownership in a hospital.

Because many of these statutes and regulations are relatively new, we do not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations. Because these laws and regulations are so complex, hospital companies face a risk of inadvertent violations. Different interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to change our facilities, equipment, personnel, services, capital expenditure programs and operating expenses.

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

Some of our hospitals have physician ownership pursuant to an exception to the Stark Law known as the “whole-hospital” exception. The Health Reform Law significantly narrows this exception to apply only to hospitals that had physician ownership in place as of March 23, 2010, and a Medicare provider agreement effective as of December 31, 2010. While the amended whole-hospital exception grandfathers certain existing physician-owned hospitals, including ours, it generally prohibits a grandfathered hospital from increasing its percentage of physician ownership beyond the aggregate level that was in place as of March 23, 2010. Subject to limited exceptions, a grandfathered physician-owned hospital may not increase its aggregate number of operating rooms, procedure rooms, and beds for which it is licensed beyond the number as of March 23, 2010. A grandfathered physician-owned hospital must comply with a number of additional requirements, including not conditioning any physician ownership directly or indirectly on the owner making or influencing referrals, not offering any ownership interests to physician owners on more favorable terms than those offered to non-physicians and not providing any guarantee to physician owners to purchase other business interests related to the hospital. Further, a grandfathered hospital cannot have been converted from an ASC to a hospital.

The whole-hospital exception, as amended, also contains additional disclosure requirements. For example, a grandfathered physician-owned hospital is required to submit an annual report to the Department listing each investor in the hospital, including all physician owners. In addition, grandfathered physician-owned hospitals must have procedures in place that require each referring physician owner to disclose to patients, with enough notice for the patient to make a meaningful decision regarding receipt of care, the physician’s ownership interest and, if applicable, any ownership interest held by the treating physician. A grandfathered physician-owned hospital also must disclose on its website and in any public advertising the fact that it has physician ownership. The Health Reform Law requires the Department to audit grandfathered physician-owned hospitals’ compliance with these requirements.

On September 25, 2013, we voluntarily self-disclosed for resolution through the Self-Referral Disclosure Protocol established by CMS, non-compliance by ten of our affiliated hospitals with the whole-hospital exception provision that requires disclosure of physician ownership on hospital websites and in public advertising. Provisions of the Health Reform Law that became effective on

September 23, 2011 require, as an element of the Stark Law’s whole-hospital exception, that hospitals having physician ownership disclose such ownership on their public websites and in public advertising. Our self-disclosure states that, on August 12, 2013, we discovered that the ten of our affiliated hospitals partially owned by physicians did not consistently make such disclosures. The self-disclosure also states that, on August 13, 2013, the hospitals added the disclosures to those public websites that did not previously have them and began to include the disclosures in new public advertising. The self-disclosure explains that, as a result of the absence of the website and advertising disclosures, the referrals of direct and indirect physician owners (and physicians who are immediate family members of direct and indirect owners) to the physician-owned hospitals of Medicare beneficiaries did not consistently qualify for the whole-hospital exception from September 23, 2011 through August 13, 2013. On October 21, 2013, we submitted a supplement to our self-disclosure, reporting Medicare payments to these hospitals for services resulting from referrals affected by the non-compliance and the hospitals’ profit distributions to physicians (and known immediate family members of physicians) with respect to their ownership interests in the hospitals during the same period. We have been in communication with CMS about resolving this matter but, at present, CMS has made no commitments, as a general matter or in this case, regarding the timing or substance of resolution of self-disclosed Stark Law noncompliance through the voluntary CMS Self-Referral Disclosure Protocol. As a result, we express no opinion as to its outcome and, at this time, any repayment obligation or other penalties to be determined by CMS are unknown and not currently estimable.

In light of the Health Reform Law’s restrictions on the whole-hospital exception and limited interpretive guidance, it may be difficult for us to determine how the exception will apply to specific situations, including the ones discussed above, that may arise with our hospitals. If any of our hospitals, including the ones discussed above, fail to comply with the amended whole-hospital exception, those hospitals could be found to be in violation of the Stark Law, and we could incur significant financial or other penalties.

Providers in the healthcare industry have been the subject of federal and state investigations, and we may become subject to additional investigations that could cause significant liabilities or penalties to us.

Both federal and state government agencies have increased their focus on and coordination of civil and criminal enforcement efforts in the healthcare area. There are numerous ongoing investigations of hospital companies, and their executives and managers. The OIG and the U.S. Department of Justice (“DOJ”) have, from time to time, established national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Further, under the FCA, private parties may bring “qui tam” whistleblower lawsuits against companies that submit false claims for payments to, or improperly retain overpayments from, the government. Some states have adopted similar state whistleblower and false claims provisions.

Federal and state investigations relate to a wide variety of routine healthcare operations including:

•	cost reporting and billing practices;

•	financial arrangements with referral sources;

•	physician recruitment activities;

•	physician joint ventures; and

•	hospital charges and collection practices for self-pay patients.

We engage in many of these and other activities that could be the subject of governmental investigations or inquiries from time to time. We have significant Medicare and Medicaid billings, we have numerous financial arrangements with physicians who are referral sources to our hospitals and we have nine hospitals as of September 30, 2014, that have physician investors. In addition, our executives and managers, many of whom have worked at other healthcare companies that are or may become the subject of federal and state investigations and private litigation, may be included in governmental investigations or named as defendants in private litigation. Any additional investigations of us, our executives or our managers could cause significant liabilities or penalties to us, and adverse publicity.

In addition, governmental agencies and their agents, such as MACs, fiscal intermediaries and carriers, and the OIG, CMS and state Medicaid programs, conduct audits of our healthcare operations. Private payors may conduct similar audits, and we also perform internal audits and monitoring. Depending on the conduct found in such audits and whether the underlying conduct could be considered systemic, resolving these audits could have a material, adverse effect on our financial position, results of operations and cash flows.

CMS has implemented a nationwide RAC program under which it engages private contractors to conduct post-payment reviews to detect and correct improper payments in the Medicare program. The contractors receive a contingency fee based on corrected, improper payments. The Health Reform Law expanded the RAC program’s scope to include other Medicare programs, including managed Medicare, effective December 31, 2010. In addition, CMS has implemented a pre-payment demonstration project that allows RACs to review claims before they are paid to ensure that the provider complied with all Medicare payment rules. Under the demonstration project, RACs conduct prepayment reviews on certain types of claims that historically result in high rates of improper payments, beginning with those involving short stay inpatient hospital services. These reviews focus on seven states (Florida, California, Michigan, Texas, New York, Louisiana and Illinois) with high populations of fraud and error-prone providers and four states (Pennsylvania, Ohio, North Carolina and Missouri) with high claims volumes of short inpatient hospital stays. The demonstration project began on August 27, 2012 and runs for a three year period.

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

We face risks associated with federal and state antitrust laws applicable to the management and operation of our provider-sponsored networks.

Federal and state antitrust laws prohibit unreasonable restraints of trade, including price fixing and market allocations among competitors. Joint contracting among competitors may constitute price fixing, and may therefore be illegal, unless the contracting parties are under common governance, the contracting parties are involved in a legitimate joint venture to which joint contracting is ancillary, joint contracting is obtained through a “messenger” or there is sufficient clinical integration or substantial financial risk sharing. Violation of antitrust laws can result in civil penalties and/or criminal prosecution. The FTC has issued certain guidance regarding joint contracting among healthcare providers, including examples of financial arrangements that constitute sufficient risk sharing, and clinical integration that is sufficient, to permit joint provider contracting.

Our acute care hospitals have collaborated with Health Choice, through its Health Choice and accountable care networking business, to build networks consisting of our hospitals, some of our hospitals’ medical staffs and our employed physicians and independent physicians and facilities. These so-called “narrow networks” can provide managed services to patients in contract with select payors, with the goal of achieving clinical integration and associated efficiencies among such providers, to improve population health, improve patients’ experience of care and control health care costs.

Our aggregation of providers into single networks, our joint contracting policies and procedure and our financial arrangements with third party payors through these networks are structured to comply with all federal and state antitrust laws. However, we can provide no assurance we will meet all the requirements under applicable antitrust law regarding operation of our provider networks. Failure to comply with various federal and state antitrust laws and regulations, could result in investigations or litigation, with potential penalties or damages, and limitations on our ability to expand that could adversely affect our business, cash flows, financial condition and results of operations.

We are subject to risks associated with outsourcing functions to third parties.

To improve operating margins, productivity and efficiency, we outsource selected nonclinical business functions to third parties. We take steps to monitor and regulate the performance of independent third parties to whom we have delegated selected functions which may include revenue cycle management, patient access, billing, cash collections, payment compliance and other support services. Arrangements with third party service providers may make our operations vulnerable if vendors fail to satisfy their obligations to us because of their performance, changes in their own operations, financial condition, or other matters outside of our control. Our use of third party providers also may require changes to our existing operations and the adoption of new procedures and processes for retaining and managing these providers, and redistributing responsibilities to realize the potential productivity and operational efficiencies. Effective management, development and implementation of our outsourcing strategies are important to our business and strategy. If there are delays or difficulties in enhancing business processes or our third party providers do not perform as anticipated, we may not fully realize on a timely basis the anticipated economic and other benefits of the outsourcing projects or other relationships we enter into with key vendors, which could cause substantial costs, divert management’s attention from other strategic activities, negatively affect employee morale or create other operational or financial problems for us. Terminating or transitioning arrangements with key vendors could cause additional costs and a risk of operational delays, potential errors and possible control issues because of the termination or during the transition phase.

Regional economic downturns or other material changes in the economic condition in the markets in which we operate could cause our overall business results to suffer.

During times of economic volatility, which includes unstable consumer spending and high levels of unemployment, governmental entities often experience budgetary constraints because of increased costs and lower than expected tax collections. These budgetary constraints have resulted in decreased spending for health and human service programs, including Medicare, Medicaid and similar programs, which represent significant payor sources for our hospitals. Many states, including states in which we operate, have decreased funding for state healthcare programs or made other structural changes resulting in a reduction in Medicaid spending. Additional Medicaid spending cuts may be implemented in the states in which we operate. Other risks we face from general economic volatility include patient decisions to postpone or cancel elective and non-emergent healthcare procedures, increases in the uninsured population and further difficulties in our collection of patient co-payment and deductible receivables.

Our acute care and managed care business segments operate in various regions across the country. For the fiscal year ended September 30, 2014, our total revenue was generated in the following geographic areas:

Phoenix, Arizona	41.9%
Five cities in Texas, including Houston and San Antonio	30.1%
Salt Lake City, Utah	20.8%
Other	7.2%

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

We may not achieve our acquisition and growth strategies and we may have difficulty acquiring non-profit hospitals due to regulatory barriers and scrutiny.

An important element of our business strategy is expansion by acquiring hospitals and ambulatory care and other facilities in our existing markets and in new urban and suburban markets and by entering into partnerships or affiliations with other healthcare service providers. The competition to acquire these facilities is significant, including competition from healthcare companies with financial resources greater than us. There is no guarantee we can successfully integrate acquired hospitals and ambulatory care facilities, which limits our ability to complete future acquisitions.

In addition, we may not acquire additional hospitals on satisfactory terms and future acquisitions may be on less than favorable terms. We may have difficulty obtaining financing for future acquisitions on satisfactory terms. We invest capital in our existing facilities to develop new services or expand or renovate our facilities to generate new, or sustain existing, revenues from our operations. We may finance these capital commitments or development programs through operating cash flows or additional debt proceeds. Many states, including some where we have hospitals and others where we may attempt to acquire hospitals, have adopted legislation regarding the sale or other disposition of hospitals operated by non-profit entities. In other states that do not have legislation, the attorneys general have demonstrated an interest in these transactions under their general obligations to protect charitable assets from waste. These legislative and administrative efforts focus primarily on the valuation of the assets divested and using the sale proceeds by the non-profit seller. These review and approval processes can add time to the consummation of an acquisition of a non-profit hospital, and future actions on the state level could seriously delay or even prevent future acquisitions of non-profit hospitals. As a condition to approving an acquisition, the attorney general of the state in which the hospital is located may require us to maintain services, such as emergency departments, or to continue to provide levels of charity care, which may affect our decision to acquire, or the terms upon which we acquire, these hospitals.

Difficulties in integrating acquired businesses may disrupt our ongoing operations.

        We may, from time to time, evaluate strategic opportunities such as joint ventures and acquisitions that may be material, including the acquisition of healthcare systems, individual hospitals, outpatient clinics, physician groups and other ancillary healthcare businesses. Integrating acquired hospitals, physician practices or other business operations may require a disproportionate amount of management’s time and attention, potentially distracting management from its other day-to-day responsibilities. In addition, poor integration of acquired businesses could cause interruptions to our business activities, including those of the acquired facilities, and could cause potential loss of key employees or customers of acquired companies. We may not realize all or any of the anticipated benefits of an acquisition and we may incur significant costs related to the acquisitions or integration of these facilities. In addition, we may acquire hospitals and other businesses that have unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations. Although we seek indemnification from prospective sellers covering these matters, we may have material liabilities for past activities of acquired hospitals.

We may be subject to liabilities because of claims brought against our hospitals, physician practices, outpatient facilities or other business operations.

Plaintiffs frequently sue hospitals and other healthcare providers, alleging malpractice, product liability or other legal theories. Many involve large claims and significant defense costs. Certain other hospital companies have been subject to class-action claims with their billing practices relating to uninsured patients or lawsuits alleging inappropriate classification of claims, for billing, between observation and inpatient status.

We maintain professional malpractice liability insurance and general liability insurance in amounts we believe covers claims arising out of the operations of our facilities. Some of the claims could exceed the coverage in effect or coverage of particular claims or damages could be denied.

The volatility of professional liability insurance and, sometimes, the lack of availability of such insurance coverage for physicians with privileges at our hospitals increase our risk of vicarious liability where both our hospital and the uninsured or underinsured physician are named as co-defendants. We are subject to self-insured risk and may be required to fund claims out of our operating cash flow to a greater extent than required. We cannot assure you that we can continue to obtain insurance coverage or that such insurance coverage, if it is available, will be available on acceptable terms.

As of September 30, 2014, our self-insured retention for professional and general liability coverage is $7.0 million for the first claim and $5.0 million per claim for each additional claim, with an excess aggregate limit of $55.0 million, and maximum coverage under our insurance policies is $75.0 million.

In addition, physicians’ professional liability insurance costs in certain markets have dramatically increased to where some physicians are choosing to retire early or leave those markets. If physician professional liability insurance costs continue to escalate in markets in which we operate, some physicians may choose not to practice at our facilities, which could reduce our patient volumes and revenues. Our hospitals also may incur a greater percentage of the amounts paid to claimants if physicians cannot obtain adequate malpractice coverage since we are often sued in the same malpractice suits brought against physicians on our medical staffs who are not employed by us.

We have employed many additional physicians from our acquisitions. We expect to continue to employ additional physicians. A significant increase in employed physicians could significantly increase our professional and general liability risks and related costs in future periods.

We have entered into sale-leaseback arrangements with a real estate investment trust for certain of our hospitals’ real estate and the related lease terms and obligations expose us to increased risk of loss of property or other unfavorable leasing implications, which could materially and adversely affect our business, financial condition and results of operations.

From time to time, we may enter into sale-leaseback transaction with real estate investment trusts (“REITs”). On September 26, 2013, we entered into a sale-leaseback transaction involving the land and buildings associated with Glenwood Regional Medical Center in West Monroe, Louisiana; Mountain Vista Medical Center in Mesa, Arizona; and The Medical Center of Southeast Texas in Port Arthur, Texas. We continue to own and operate the business of these three hospitals but now lease the land and the buildings associated with these facilities for an initial period of 15 years at what we believe are attractive long-term lease rates, with renewal options. At the same time we entered into the sale-leaseback transaction, we amended an existing lease agreement with the same REIT with respect to Pioneer Valley Hospital, which extended the lease term and reduced the annual rent payment. Additionally, we lease from another landlord the land and buildings associated with Wadley Regional Medical Center in Texarkana, Texas. Our leases provide for renewal or extension options. These options are based upon prescribed formulas but, in certain cases, may be at fair market value. We expect to renew or extend our leases in the normal course of business; however, there can be no assurance these rights will be exercised or that we can satisfy the conditions precedent to exercising any such renewal or extension. The terms of any such options based upon fair market value are inherently uncertain and could be unacceptable or unfavorable to us depending upon the circumstances at the time of exercise.

In addition, our leases can be subject to early termination if we violate certain provisions or covenants in the leases. Some of our hospital leases are leased from the same landlord and contain cross-default provisions that would allow that landlord to terminate all leases with us if we violate certain defined provisions related to a single lease with them.

If we cannot renew or extend our existing leases, or purchase the hospitals subject to such leases, at or prior to the end of the existing lease terms, if the terms of such options are unfavorable or unacceptable to us, or if any landlord terminates a lease because of our breach of the lease, our business, financial condition and results of operation could be materially and adversely affected.

We may not invest the proceeds we received from the sale-leaseback or other disposition of assets promptly, effectively or on acceptable terms to our investors and, while we have broad discretion how to use such proceeds, we may not use such proceeds in a manner that increases our value.

For the disposition of our Florida operations on October 1, 2013, and the sale-leaseback of three of our hospital properties on September 26, 2013, we received aggregate proceeds of approximately $427 million. Our senior credit agreement requires us to prepay borrowings under the senior secure term loan facility with net cash proceeds of certain asset dispositions unless such proceeds are reinvested within 12 months in existing facilities or 24 months in a greenfield construction project (36 months if there is a binding commitment for such investment within such 12 or 24 month periods). In September 2014, pursuant to an amendment to our senior credit agreement, our lenders extended each of these deadlines by one year. Our indenture similarly requires us to make prepayments with net cash proceeds of certain asset dispositions unless such proceeds have been reinvested or used to prepay our obligations under the senior secure term loan facility within 365 days (an additional 180 days exists if there is a binding commitment for such investment). See “Management’s Discussion and Analysis—Liquidity and Capital Resources—Capital Resources.”

Delays in investing these or other similar proceeds may, besides requiring prepayments, delay and/or impair our growth, revenues and cash flows. We cannot assure you we can identify any acquisition or development opportunities or other investments that meet our investment objectives or that any investment we make will produce a positive return. In addition, we may be unable to invest such proceeds on acceptable terms to our investors within the prepayment grace period or at all, which could harm our financial condition and operating results.

Our senior credit agreement and indenture allow us flexibility in investing the net proceeds of this disposition, and we may use such proceeds in ways not contemplated at the time of this Annual Report on Form 10-K. See “Management’s Discussion and Analysis—Liquidity and Capital Resources—Capital Expenditures.” If we do not invest or apply such proceeds in ways that enhance our Company’s value, we may fail to achieve expected financial results and our business, financial condition and result from operations could be materially and adversely affected.

We may not complete construction of the Jordan Valley expansion project in Lehi, Utah timely and, even if we do, the start-up costs may exceed our current estimates.

We are building a new 40-bed hospital in Lehi, Utah, as a provider-based campus of Jordan Valley, called Mountain Point Medical Center. The hospital has been designed to provide a full range of services including inpatient intensive care, obstetrics and surgical services, heart services, cardiac catheterization, emergency medical services, imaging, lab and outpatient surgery. A 60,000 square foot medical office building is being constructed immediately adjacent to, and connected with, the hospital to be occupied by primary care and multi-specialty physician groups practicing in the area. This project is anticipated to cost in excess $80.0 million and is anticipated to be completed and open for business by the summer of 2015. There is no guarantee we can successfully complete this construction project on time or within budget or that its operating performance, once open for business, will perform as anticipated.

We depend on key personnel and losing one or more of our senior management team or local management personnel could have a material adverse effect on our business.

Our business strongly depends upon the services and management experience of our senior management team and local management personnel. We depend on the ability of these senior management team members and key employees to manage growth successfully and on our ability to attract and retain skilled employees. We manage our staffing carefully to enhance efficiency and control our salaries, wages and benefits. Historically our hospitals have not overstaffed or had deep ranks of employees for succession planning but, rather, have maintained an efficient, small group of experienced personnel to manage our day-to-day business operations. If any of our executive officers resign or otherwise cannot serve, our management expertise and ability to deliver healthcare services efficiently and to execute our business strategy could be diminished. If we fail to attract and retain managers at our hospitals and related facilities, our operations could be adversely affected. We do not maintain key man life insurance policies on any of our officers, including our senior corporate executives.

We may be subject to unionization, work stoppages, slowdowns or increased labor costs.

None of our employees are represented by a union. However, our employees have the right under the National Labor Relations Act to form or affiliate with a union. If some or all of our workforce were to become unionized and the terms of the collective bargaining agreement differed significantly from our current compensation agreements, it could increase our costs and adversely affect our profitability. Participation is labor unions could put us at increased risk of labor strikes and disruption of our services.

Our hospitals are subject to potential responsibilities and costs under environmental laws that could lead to material expenditures or liability.

We are subject to various federal, state and local environmental laws and regulations, including those relating to the protection of human health and the environment. We could incur substantial costs to maintain compliance with these laws and regulations. We could become the subject of future investigations, which could lead to fines or criminal penalties if we are found to violate these laws and regulations. We also may be subject to requirements related to the remediation of substances released into the environment at properties owned or operated by us or our predecessors or at properties where substances were sent for off-site treatment or disposal. These remediation requirements may be imposed without regard to fault, and liability for environmental remediation can be substantial.

To our knowledge, we have not been and are not the subject of any investigations relating to noncompliance with environmental laws and regulations. We maintain insurance coverage for third-party liability related to the storage tanks at our facilities, three separate insurance policies, each providing for $2.0 million per claim and $5.0 million in the aggregate.

If the fair value of our reporting units declines, a material non-cash charge to earnings from an impairment of our goodwill may result.

At September 30, 2014, we had $814.5 million of goodwill recorded in our consolidated financial statements. We expect to recover the carrying value of this goodwill through our future cash flows. On an ongoing basis, we evaluate, based on the fair value of our reporting units, whether the carrying value of our goodwill is impaired. If the carrying value of our goodwill is impaired, we may incur a material non-cash charge to earnings.

Risks Related to our Managed Care Operations

Our revenue and profitability could be adversely affected by the loss of, or changes in, Health Choice’s contract with AHCCCS, a failure to control medical costs at Health Choice and other factors related to Health Choice.

Effective October 1, 2013, Health Choice entered into a new contract with AHCCCS, Arizona’s Medicaid agency. The contract has an initial term of three years and includes two additional one-year renewal options that can be exercised at the discretion of AHCCCS. The contract is terminable without cause on 90 days written notice or for cause upon written notice if Health Choice fails to comply with any term or condition or fail to take corrective action as required to comply with the terms of the contract. AHCCCS can also terminate our contract upon unavailability of state or federal funding. If our contract with AHCCCS is terminated, our financial condition, cash flows and results of operations would be adversely affected. The new contract allows Health Choice to serve Medicaid members in the following Arizona counties: Apache, Coconino, Gila, Maricopa, Mohave, Navajo, Pima and Pinal. For the years ended September 30, 2014, 2013 and 2012, Health Choice’s contract with AHCCCS contributed 24.5%, 22.0% and 22.9%, respectively, to our consolidated total revenue.

In response to state budgetary issues in Arizona during recent years, AHCCCS worked to control its costs, through cuts in provider reimbursement and capitation premiums, targeted reductions in Medicaid eligible beneficiaries, the imposition of a tiered profit sharing plan and implementing a risk-based or severity-adjusted payment methodology for all health plans. Capitation rates for each health plan and geographic service area are adjusted annually based on the severity of treatment episodes experienced by each plan’s membership compared to the average over a specified 12-month period. Adjustments are calculated using diagnosis codes and procedural information from medical and pharmacy claims data, in addition to member demographic information. Each year, capitation rates are risk adjusted prospectively approximately six months into the contract year and then retroactively back to the start of the contract year. AHCCCS has implemented a tiered profit sharing plan, which is administered through an annual reconciliation process with all participating managed Medicaid health plans and will limit our net profit margins. If AHCCCS continues to reduce capitation premium rates, implements further eligibility restrictions or makes further alterations to the payment structure of its contracts, our results of operations and cash flows may be adversely affected.

Although Health Choice’s enrollment declined during recent years, in fiscal 2014, it experienced significant enrollment growth following the governor of Arizona’s 2013 signing into law the state’s expansion of its Medicaid program under the Health Reform Law, which includes increased eligibility for adults, children and pregnant women, and the restoration of eligibility to childless adults previously frozen. The expansion of the state’s Medicaid program under the Health Reform Law may result in the addition of approximately 370,000 people to its Medicaid rolls over the next few years. The Health Reform Law, which became effective on January 1, 2014, faced and may continue to face opposition from groups considering lawsuits to challenge the passage of the law. The law was also implemented with a roll back provision if the FMPA is reduced by 80% from its current levels. If additional changes to the Arizona Medicaid program are implemented, our revenue and earnings could be significantly impacted.

AHCCCS and the Medicaid agency in Utah, with the required approval of CMS, set the capitated rates received at Health Choice which subcontracts with physicians, hospitals and other healthcare providers to provide services to its enrollees. If Health Choice fails to manage healthcare costs effectively, these costs may exceed the payments it receives. Historically, our medical claims expense as a percentage of premium revenue has fluctuated. Our medical loss ratio (medical claims expense as a percentage of premium revenue) for the years ended September 30, 2014, 2013 and 2012, was 84.2%, 84.1% and 83.1%, respectively. Relatively small changes in these medical loss ratios can create significant changes in the profitability of Health Choice. Many factors can cause actual healthcare costs to exceed the capitated rates Health Choice receives, including:

•	our ability to contract with cost-effective healthcare providers;

•	the increased cost of individual healthcare services and drug therapies;

•	the type and number of individual healthcare services delivered; and

•	catastrophes, epidemics or other unforeseen occurrences.

Although Health Choice has been able to manage medical claims expense through a variety of initiatives, it may not continue to manage medical claims expense effectively. Any future growth in members increases the risk associated with managing health claims expense. If our medical claims expense increases, our financial condition or results of operations may be adversely affected.

Effective October 1, 2013, Health Choice began offering insurance plans on the Arizona state insurance exchange (“AZ Exchange”). The profitability of our insurance plans offered on the AZ Exchange is directly linked with the ability of the AZ Exchange to attract a sufficient cross-section of risk membership to balance high and low cost membership. If the AZ Exchange is not perceived as attractive to healthier low cost consumers, the AZ Exchange could become susceptible to enrollment of a disproportionate amount of older members and/or members requiring higher utilization of medical services, a phenomenon known as “adverse selection.” The Health Reform Law includes provisions to mitigate the risk of adverse selection; however, there can be no assurance these provisions will be effective. The effectiveness of these provisions will not be known until certain provisions of the Health Reform Law are fully implemented. If our profitability decreases because of adverse selection, our financial condition or results of operations may be adversely affected.

Material risks are associated with participating in government-sponsored programs such as Medicaid, Medicare and the Exchanges, including dependence upon government funding, changes occurring because of the Health Reform Law, compliance with government contracts and increased regulatory oversight.

Health Choice contracts with state departments of health, Medicaid agencies and CMS to provide managed healthcare services. Revenues from the Medicaid and Medicare programs are dependent, in whole or in part, upon annual funding from the federal government through CMS and/or applicable state or local governments. Funding for these programs depends on many factors outside our control, including general economic conditions, tax revenues, continuing government efforts to contain healthcare costs, budgetary constraints at the federal or applicable state or local level, and general political issues and priorities. These governmental agencies have the right not to renew or cancel their contracts with Health Choice on short notice without cause or if funds are not available. Unanticipated changes in funding by the federal or state governments could substantially reduce our revenues and profitability.

State governments are experiencing tight budgetary conditions within their Medicaid programs due to difficult macroeconomic conditions and increases in the Medicaid eligible population. We anticipate this will require government agencies with which we contract to find funding alternatives, which may cause reductions in funding. If any state in which Health Choice operates were to decrease premiums paid to Health Choice, or pay Health Choice less than the amount to keep pace with its cost trends, it could have a material adverse effect on Health Choice’s revenues and results of operations. Economic conditions affecting state governments and agencies could also result in delays in receiving premium payments. If there is a significant delay in Health Choice’s receipt of premiums to pay health benefit costs, it could have a material adverse effect on our results of operations, cash flows and liquidity.

The Medicare program has been the subject of recent regulatory reform initiatives, including the Health Reform Law. Effective in 2012, the Health Reform Law tied a portion of each Medicare Advantage plan’s reimbursement to the plan’s “star rating” by CMS, with those plans receiving a rating of three or more stars eligible for quality-based bonus payments. The star rating system considers various measures adopted by CMS, including quality of care, preventative services, chronic illness management and customer satisfaction. Beginning in 2015, plans must have a minimum of a “three star” rating to retain its contract with CMS and must have a star rating of four or higher to qualify for bonus payments. If Health Choice does not maintain or continue to improve its star ratings, its plans may be terminated or not be eligible for full-level quality bonuses, which could adversely affect the benefits its plans offer, reduce our customer base, reduce profit margins or eliminate one or more of its plans all together.

Medicare has implemented a Hierarchical Condition Categories (“HCC”) model to adjust capitation payments to private Medicare Advantage health care plans for the health expenditure risk of their beneficiaries. The CMS Risk Adjustment Model measures the disease burden which is correlated to diagnosis codes dependent upon clinical documentation and claims files. Each year CMS re-calibrates its model, pressuring acuity adjustment payments. If Health Choice does not maintain or continue to improve the effectiveness with which its provider delivery system codes the acuity of its patients, its financial performance could be adversely affected.

Contracts with CMS and the state governmental agencies contain certain provisions regarding data submission, provider network maintenance, quality measures, claims payment, continuity of care, call center performance and other requirements. If Health Choice fails to comply with these requirements, it may be subject to fines or penalties that could adversely affect its profitability.

In addition, Health Choice’s Exchange plan subsidiary in the State of Arizona and its Utah managed Medicaid plan subsidiary are subject to regulations by the respective state’s department of insurance oversight and health maintenance organization rules. These require those business lines to operate under requirements governing minimum amounts of permissible capital, adequacy of provider networks and other complex rules. We cannot assure that future action taken by state insurance or health maintenance organization authorities, or federal authorities regarding our Exchange plan products, will not have a material adverse effect on Health Choice’s health plan products or its business, financial condition or results of operations.

Failure to comply with various state and federal healthcare laws and regulations, including those directed at preventing fraud and abuse in government funded programs, could cause investigations or litigation, with imposing fines, limitations on Health Choice’s ability to expand, restrictions or exclusions from program participation or other agreements with a federal or state governmental agency that could adversely affect its business, cash flows, financial condition and results of operations.

Health Choice’s medical membership remains concentrated in certain geographic areas and governmental health plan offerings, exposing us to unfavorable changes in local economic and governmental conditions.

Despite its recent expansion into new service lines and geographic markets, including management and administrative services, the formation of a Utah managed Medicaid plan, the launch of an Arizona Exchange plan, and provider networking on behalf of our acute care operations in certain markets, Health Choice’s core business remains its Arizona managed Medicaid plan, which as of September 30, 2014, served 209,100 members. Health Choice maintains this business subject to its contract with AHCCCS, the current one which became effective October 1, 2014, and has a term of three years, subject to two one-year renewal terms at the option of AHCCCS. Health Choice’s continued maintenance of its managed Medicaid business in Arizona depends upon its ability to meet its contractual obligations under its governmental contracts, and win awards for new such contracts during the state’s periodic procurement or request for proposal (“RFP”) process. These RFP processes typically involve intense competition with local and national managed care providers, many of whom have varying operational and greater financial resources than Health Choice. There can be no assurance that Health Choice’s managed Medicaid business will continue to perform effectively in this competitive landscape or continue to be awarded state contracts during future RFP cycles.

Unfavorable changes in healthcare or other benefit costs or reimbursement rates or increased competition in those geographic areas where Health Choice’s membership is concentrated could have a disproportionately adverse effect on our operating results. Health Choice’s membership has been and may continue to be affected by unfavorable general economic and state budgetary conditions, which in recent years have involved challenges such as capitation rate cuts by the state of Arizona and a tightening of eligibility requirements for Medicaid coverage, including past reductions in eligibility of Medicaid coverage in Arizona for childless adults.

If Medicaid programs, including the state of Arizona through its AHCCCS program, fail to provide supplemental payments to Health Choice for new or experimental drugs that physicians and consumers deem medically necessary, then Health Choice’s pharmaceutical costs may increase, Health Choice’s medical loss ratio may increase, and Health Choice’s profitability may decrease.

        New or experimental drugs for which AHCCCS or other governmental agencies do not provide supplemental payments or other subsidies may affect Health Choice’s financial performance. For instance, during our 2014 fiscal year, Gilead Sciences, Inc. began marketing its pharmaceutical Sofosbuvir, commonly called Sovaldi, as a cure for patients diagnosed with Hepatitis C, a virus that spreads from person to person through blood and infects the liver. Medical costs involved with a single health plan member’s treatment through new or experimental drugs such as Sovaldi can exceed Health Choice’s annual capitation payment attributable to such plan member by many multiples. When rates are established during routine contracting cycles for Health Choice in its bids with state Medicaid agencies in Arizona and Utah, the availability and related costs of new and experimental drugs such as Sovaldi are often not fully taken into account, which can result in unexpected medical costs in the treatment of patients whose needs for such treatments are determined to be a medically necessary treatment.

In response to development of new pharmaceuticals and treatments, such as Sovaldi, there can be no assurance that state Medicaid programs, including AHCCCS and other governmental agencies, will retroactively or timely adjust their capitation payments to us under our contracts with them, in which case Health Choice may be forced to bear the financial cost of those new pharmaceuticals and treatments for covered patients it manages, either temporarily or permanently. These unanticipated medical costs, if not partially or fully reimbursed by governmental agencies, may increase our medical loss ratio and reduce the profitability of our managed care operations.

Health Choice’s profitability depends upon its ability to accurately predict and control healthcare costs.

A substantial majority of the revenue Health Choice receives is used to pay the costs of healthcare services or supplies delivered to our members. The total healthcare costs it incurs are affected by the number and type of individual services provided and the cost of each service. Our future profitability will depend, in part, on Health Choice’s ability to accurately predict healthcare costs and to control future healthcare utilization and costs through, utilization management, product design and negotiation of favorable physician provider, hospital and pharmacy contracts. Periodic renegotiations of healthcare provider contracts, coupled with continued consolidation of physician, hospital and other provider groups, may cause increased healthcare costs or limit our ability to negotiate favorable rates. Changes in utilization rates, demographic characteristics, the regulatory environment, healthcare practices, inflation, new technologies, new high cost drug therapies, clusters of high-cost cases, continued consolidation of physician, hospital and other provider groups and numerous other factors affecting healthcare costs may negatively impact our ability to predict and control healthcare costs and, thereby adversely affecting our financial condition, results of operations and cash flows. In addition, a large scale public health epidemic, such as the avian flu or Ebola, could affect our ability to control healthcare costs.

For several years, one of the fastest increasing categories of our healthcare costs has been the cost of hospital-based products and services. Factors underlying the increase in hospital costs include, but are not limited to, the underfunding of public programs, such as Medicaid and Medicare, growing rates of uninsured individuals, new technology, state initiated mandates, alleged abuse of hospital chargemasters, an aging population and, under certain circumstances, relatively low levels of hospital competition. In addition to hospital costs, pharmacy costs for specialty medication and compounds trended higher than any other medical expense category of service in 2014 and included such medications as Sovaldi. New specialty drugs are being fast tracked through FDA trials. In connection with these new treatments Health Choice must meet certain medical necessity requirements for its Medicaid and Medicare program contracts with regard to the provision of medication therapy. Due to this paradigm, pharmacy costs likely may outpace capitation reimbursement rates, adversely affecting our financial condition.

Changes in the prescription drug industry pricing benchmarks may adversely affect our financial performance.

Pharmaceutical products and services constitute a significant portion of Health Choice’s medical costs. Contracts in the prescription drug industry use certain published benchmarks to establish pricing for prescription drugs. These benchmarks include average wholesale price, referred to as “AWP,” average selling price, referred to as “ASP,” and wholesale acquisition cost. It is uncertain whether pharmacy providers, pharmacy benefit managers, or PBMs, and others in the prescription drug industry will continue to utilize AWP as it has been calculated, or whether other pricing benchmarks will be adopted for establishing prices within the industry. Legislation may lead to changes in the pricing for Medicare and Medicaid programs. Regulators have investigated the use of AWP for federal program payment, and whether using AWP has inflated drug expenditures by the Medicare and Medicaid programs.

Federal and state proposals have sought to change the basis for calculating payment of certain drugs by the Medicare and Medicaid programs. Adoption of ASP in lieu of AWP as the measure for determining payment by Medicare or Medicaid programs for the drugs sold in our mail-order pharmacy business may reduce the revenues and gross margins of this business, which may cause a material adverse effect on our results of operations, financial position and cash flows.

Health Choice’s failure to successfully expand its management services organization may result in reduction or elimination of anticipated revenue or profitability or even contract cancellation.

In 2014, Health Choice Florida commenced operating as a MSO in the state of Florida, and employs approximately 100 employees located primarily in the Tampa area. Medicaid managed care and administrative services for a large national insurer’s managed Medicaid plan members. While Health Choice intends to expand its MSO and managed care solutions businesses through growing its commercial insurance client base, there can be no assurance that Health Choice will be successful in its efforts to diversify its client base, service offerings and geographic reach. Furthermore, such service relationships, including Health Choice’s existing arrangement with a large national insurer, customarily include rigorous performance standards applicable to the third party service provider and significant penalties associated with nonperformance, including termination rights of the service provider. If Health Choice does not meet these performance obligations and contractual penalties or termination rights are imposed as a result, this may result in an elimination or reduction in our anticipated revenue and profitability.

If Health Choice fails to develop and maintain satisfactory relationships with physicians, hospitals and ancillary healthcare providers, our business and results of operations may be adversely affected.

Health Choice contracts with physicians, hospitals and other healthcare providers to provide healthcare services rendered to our health plan members. Its results of operations depend on our ability to contract for these services at competitive rates. In any market, physicians, hospitals and healthcare providers could refuse to contract with any of our health plans, demand higher payments or take other actions that could cause higher medical costs or less desirable products for our customers. In some markets, certain providers, particularly hospitals, physician/hospital organizations and multi-specialty physician groups, may have significant or controlling market positions that could cause a diminished bargaining position for us. If providers refuse to contract with Health Choice, use their market position to negotiate favorable contracts or place us at a competitive disadvantage, our ability to market products or to be profitable in those areas could be materially and adversely affected.

Our ability to develop and maintain satisfactory relationships with healthcare providers also may be negatively affected by other factors not associated with us, such as changes in Medicare and/or Medicaid reimbursement levels, increasing revenue and other pressures on healthcare providers and consolidation activity among hospitals, physician groups and healthcare providers. Ongoing reductions by CMS and state governments in amounts payable to providers for services provided to Medicare and Medicaid enrollees may pressure the financial condition of certain providers and adversely affect our ability to maintain or develop new cost-effective healthcare provider contracts or result in a loss of revenues or customers.

Recent and continuing consolidation among physicians, hospitals and other healthcare providers, development of accountable care organizations and other changes in the organizational structures that physicians, hospitals and healthcare providers choose may change the way these providers interact with us and may change the competitive landscape in which we operate. Sometimes, these organizations may compete directly with us, potentially affecting how we price our products or causing us to incur increased costs if we change our operations to be more competitive.

Out-of-network providers have no pre-established understanding with us about the compensation due for their services. Some states define by law or regulation the amounts due, but usually it is not defined or is established by a standard not clearly translatable into dollar terms. In such instances, providers may believe that they were underpaid and may litigate or arbitrate their dispute with us or try to recover from our customers the difference between what we have paid them and the amount they charged us. The outcome of disputes where we have no provider contract may cause us to pay higher medical or other benefit costs than we projected, which may adversely affect our cash flows and profitability.

Health Choice depends on the success of its relationships with third parties for various services and functions, including pharmacy benefit and radiation management services.

As part of its operations, Health Choice contracts with third parties for selected services and functions, including pharmacy benefit management services, radiology benefit management services, and various other service providers in areas such as information technology and disease management services. Health Choice’ operations may be vulnerable if these third parties fail to perform their obligations to it or if the arrangement is terminated. If there are delays or difficulties that cause our third party vendors to not perform as expected, Health Choice may not realize, or realize on a timely basis, the anticipated operating efficiencies and financial benefits of these relationships. Violation of or noncompliance with laws by our third party vendors could increase Health Choice’s exposure of liability to its members and government regulators. Noncompliance with any privacy or security laws and regulations or any security breach involving one of its third-party vendors could have a material adverse effect on Health Choice’s business, results of operations, financial condition, liquidity and reputation.

Risk Factors Related to Capital Structure

Servicing our indebtedness requires a significant amount of cash. Our ability to generate sufficient cash depends on numerous factors beyond our control, and we may not generate sufficient cash flow to service our debt obligations, including making payments on our 8.375% Senior Notes and Term Loans.

As of September 30, 2014, we have outstanding $850.0 million in aggregate principal amount of 8.375% senior notes due 2019 (“Senior Notes”), which mature on May 15, 2019. We also have entered into our senior secured credit facilities, which include (1) amounts outstanding under our senior secured term loan of $989.4 million, maturing May 2018 and (2) a senior secured revolving credit facility of $300.0 million with a five-year maturity, of which up to $150.0 million may be utilized for issuing letters of credit (together, the “Senior Secured Credit Facilities”). Our ability to borrow funds under our revolving credit facility is subject to the financial viability of the participating financial institutions. If any of our creditors were to suffer financial difficulties, or if the credit markets deteriorated, our ability to access funds under our revolving credit facility could be limited.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowing will be available to us under our Senior Secured Credit Facilities in an amount sufficient to enable us to pay the principal and interest on our indebtedness, including the Senior Notes and term loans, or to fund our other liquidity needs. Our ability to fund these payments is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control. We may need to refinance all or a portion of our indebtedness, including the Senior Notes and term loans, by maturity. We cannot assure you we can refinance any of our indebtedness, on commercially reasonable terms or . In addition, the terms of existing or future debt agreements, including the amended and restated credit agreement governing the Senior Secured Credit Facilities and the indenture governing the Senior Notes, may restrict us from affecting any of these alternatives.

During the next twelve months, along with interest on our Senior Secured Credit Facilities, we must repay $10.1 million in principal under our Senior Secured Credit Facilities and $71.2 million in interest under the Senior Notes. If we cannot make scheduled payments on our debt, we will be in default and, as a result:

•	our debt holders could declare all outstanding principal and interest to be due;

•	our secured debt lenders could terminate their commitments and commence foreclosure proceedings against our assets; and

•	we could be forced into bankruptcy or liquidation.

Our substantial indebtedness could adversely affect our financial flexibility and our competitive position.

We have significant indebtedness. As of September 30, 2014, we had $1.85 billion of indebtedness outstanding, besides availability under the revolving portion of our Senior Secured Credit Facilities. Our substantial amount of indebtedness could have significant consequences on our financial condition and results of operations. It could:

•	make it more difficult for us to satisfy our obligations regarding our outstanding debt;

•	increase our vulnerability to adverse economic and industry conditions;

•	expose us to fluctuations in the interest rate environment because the interest rates under our Senior Secured Credit Facilities are variable;

•	require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in the business and industry in which we operate;

•	restrict us from exploiting business opportunities;

•	place us at a disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy and other general corporate purposes or to refinance our existing debt.

We, including our subsidiaries, can incur substantially more indebtedness, including senior secured indebtedness.

Subject to the restrictions in our Senior Secured Credit Facilities and the indenture governing the Senior Notes, we, including our subsidiaries, may incur significant additional indebtedness. As of September 30, 2014:

•	we had $850.0 million of senior unsecured indebtedness under the Senior Notes;

•	we had $989.4 million of senior secured debt outstanding under our Senior Secured Credit Facilities; and

•	subject to compliance with customary conditions, we had available to us $219.0 million (after consideration of outstanding letters of credit totaling $81.0 million under our revolving credit facility) under the revolving portion of our Senior Secured Credit Facilities, which, if borrowed, would be senior secured indebtedness.

Although our Senior Secured Credit Facilities and the indenture governing the Senior Notes, contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to several important exceptions, and indebtedness in compliance with these restrictions could be substantial. If we and our restricted subsidiaries incur significant additional indebtedness, the related risks we face could increase.

Our indebtedness may restrict our current and future operations, which could adversely affect our ability to respond to changes in our business and to manage our operations.

Agreements governing our indebtedness and the indenture governing the Senior Notes contain, and any future indebtedness may contain, several restrictive covenants that impose significant operating and financial restrictions on us and our restricted subsidiaries, including restrictions on our or our restricted subsidiaries’ ability to:

•	incur additional indebtedness or issue disqualified stock or preferred stock;

•	pay dividends or make other distributions on, redeem or repurchase our capital stock;

•	sell certain assets;

•	make certain loans and investments;

•	enter into certain transactions with affiliates;

•	incur liens on certain assets to secure debt;

•	to pay dividends or make payments or distributions to us and our restricted subsidiaries; or

•	consolidate, merge or sell all or substantially all of our assets.

Our ability to comply with these agreements may be affected by events beyond our control, including prevailing economic, financial and industry conditions. These covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, mergers and acquisitions or other corporate opportunities. The breach of any restrictions could cause a default under the indenture governing the Senior Notes or our Senior Secured Credit Facilities.

A failure by us or our subsidiaries to comply with the covenants in the agreements governing our indebtedness could cause an event of default under such indebtedness, which could adversely affect our ability to respond to changes in our business and manage our operations. Upon an event of default under any of the agreements governing our indebtedness, the lenders could elect to declare all amounts outstanding to be due and exercise other remedies in the agreements. If any of our indebtedness were to be accelerated, there can be no assurance that our assets would repay this indebtedness in full, which could have a material adverse effect on our ability to continue to operate as a going concern.

An increase in interest rates would increase the cost of servicing our debt and could reduce our profitability.

Borrowings under our Senior Secured Credit Facilities bear interest at variable rates. Interest rate changes will not affect the market value of any debt incurred under such facility, but could affect our interest payments, and our future earnings and cash flows, assuming other factors are held constant. We have, and may, enter into interest rate hedging instruments to reduce our exposure to interest rate volatility; however, any hedging instruments we enter into may not fully mitigate our interest rate risk. An increase in interest rates, whether because of an increase in market interest rates or an increase in our own cost of borrowing, would increase the cost of servicing our debt and could materially reduce our profitability.

Our failure to comply with the agreements relating to our outstanding indebtedness, including because of events beyond our control, could cause an event of default that could materially and adversely affect our results of operations and our financial condition.

If we defaulted under any of the agreements relating to our outstanding indebtedness, the holders of the defaulted debt could cause all amounts outstanding regarding that debt to be due immediately. Upon acceleration of certain of our other indebtedness, holders of the Senior Notes could declare all amounts outstanding under the Senior Notes immediately due and payable. We cannot assure you that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default. Further, if we cannot repay, refinance or restructure our secured debt, the holders of such debt could proceed against the collateral securing that indebtedness. In addition, any event of default or declaration of acceleration under one debt instrument could also result in an event of default under one or more of our other debt instruments. In addition, counterparties to some of our contracts material to our business may amend or terminate those contracts if we have an event of default or a declaration of acceleration under certain of our indebtedness, which could adversely affect our business, financial condition or results of operations.

We are controlled by our principal equity sponsors.

We are controlled by our principal equity sponsors who can control our financial-related policies and decisions. Our principal equity sponsors could cause us to enter into transactions that, in their judgment, could enhance their equity investment, even though such transactions might reduce our cash flows or capital reserves. So long as our principal equity sponsors continue to own a significant amount of our equity interests, they will continue to strongly influence and control the decisions related to our company. Our principal equity sponsors may from time to time acquire and hold interests in businesses that compete directly or indirectly with us and, therefore, have interests that may conflict with the interests of our company.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties.

Our Properties

Information with respect to our hospitals and other healthcare related properties can be found below in this Report.

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

We operate 16 acute care hospital facilities and one behavioral health hospital facility. Each of our hospitals is included in the acute care operations of our business, as discussed in Footnote 14 (Segment and Geographic Information) to our audited, consolidated financial statements in this Annual Report on Form 10-K. We own ten and lease six of our hospital facilities. Nine of our acute care hospitals have third-party investors. The following table contains information concerning our hospitals.

Hospitals	City	Licensed Beds
Utah
Davis Hospital and Medical Center (1)	Layton	220
Jordan Valley Medical Center (2)	West Jordan	183
Pioneer Valley Hospital (3)	West Valley City	139
Salt Lake Regional Medical Center (4)	Salt Lake City	158

Hospitals	City	Licensed Beds
Arizona
Mountain Vista Medical Center (5)	Mesa	178
St. Luke’s Medical Center (6)	Phoenix	200
St. Luke’s Behavioral Health Center	Phoenix	124
Tempe St. Luke’s Hospital (7)	Tempe	87
Texas
Odessa Regional Medical Center (8)	Odessa	230
Southwest General Hospital (9)	San Antonio	327
St. Joseph Medical Center (10)	Houston	792
The Medical Center of Southeast Texas (11)	Port Arthur	224
Wadley Regional Medical Center (12)	Texarkana	370
Louisiana
Glenwood Regional Medical Center (13)	West Monroe	278
Nevada
North Vista Hospital (14)	Las Vegas	177
Arkansas
Wadley Regional Medical Center at Hope (15)	Hope	79
Colorado
Pikes Peak Regional Hospital (16)	Woodland Park	15

Total		3,781

(1)	Owned by a limited partnership in which we own a 96.2% interest; a “physician-owned hospital” as defined under 42 U.S.C. §1395nn.
(2)	On July 1, 2007, Jordan Valley acquired Pioneer Valley Hospital, a wholly-owned subsidiary of IASIS. The combined entity is owned by a limited partnership in which we own a 95.9% interest; a “physician-owned hospital” as defined under 42 U.S.C. §1395nn.
(3)	A separate campus of Jordan Valley, which is leased under an agreement that expires on September 30, 2028. We have options to extend the term of the lease, which includes two renewal options of five years each.
(4)	Owned by a limited partnership in which we own a 98.4% interest; a “physician-owned hospital” as defined under 42 U.S.C. §1395nn.
(5)	Mountain Vista Medical Center is leased under an agreement that expires on September 30, 2028, and includes two renewal options of five years each. The operations are owned by a limited partnership in which we own a 93.4% interest; a “physician-owned hospital” as defined under 42 U.S.C. §1395nn.
(6)	On September 28, 2007, St. Luke’s Medical Center acquired Tempe St. Luke’s Hospital, a wholly-owned subsidiary of IASIS.
(7)	A separate campus of St. Luke’s Medical Center.
(8)	Owned by a limited partnership in which we own an 88.4% interest; a “physician-owned hospital” as defined under 42 U.S.C. §1395nn.
(9)	Owned by a limited partnership in which we own a 94.3% interest; a “physician-owned hospital” as defined under 42 U.S.C. §1395nn.
(10)	Owned by a limited liability corporation in which we own a 79.6% interest; a “physician-owned hospital” as defined under 42 U.S.C. §1395nn.
(11)	The Medical Center of Southeast Texas is leased under an agreement that expires on September 30, 2028, and includes two renewal options of five years each. The operations are owned by a limited partnership in which we own an 88.2% interest; a “physician-owned hospital” as defined under 42 U.S.C. §1395nn.
(12)	Wadley Regional Medical Center is leased under an agreement that expires on March 31, 2017, with up to 51 automatic two year renewal periods. The operations are owned by a limited liability company in which we own a 73.8% interest; a “physician-owned hospital” as defined under 42 U.S.C. §1395nn.
(13)	Glenwood is leased under an agreement that expires on September 30, 2028, and includes two renewal options for a total of seven years. Includes Ouachita, a surgical hospital with 10 licensed beds.
(14)	On November 11, 2014, we entered into a definitive agreement to sell our Nevada operations.
(15)	Owned by Brim Healthcare of Texas, LLC, the same wholly-owned subsidiary of IASIS that owns a majority equity interest in Wadley.
(16)	Pikes Peak Regional Hospital is leased under an agreement that expires on September 11, 2017, and is subject to three five-year renewal periods at our option.

We also operate and lease medical office buildings which are occupied primarily by physicians who practice at our hospitals.

We lease office space in the states where our managed care business operates. Health Choice currently maintain business offices in the Phoenix, Arizona, Salt Lake City, Utah and Tampa, Florida markets. We believe these lease arrangements are adequate to meet our managed care services operational needs for the foreseeable future.

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

On September 25, 2013, we voluntarily self-disclosed for resolution through the Self-Referral Disclosure Protocol established by CMS non-compliance by ten of our affiliated hospitals with a certain element of an exception of the Stark Law. Provisions of the Health Reform Law that became effective on September 23, 2011 require, as an element of the Stark Law’s “whole-hospital” exception, that hospitals having physician ownership disclose such ownership on their public websites and in public advertising. The self-disclosure states that, on August 12, 2013, we discovered that the ten of our affiliated hospitals partially owned by physicians did not consistently make such disclosures. The self-disclosure also states that, on August 13, 2013, the hospitals added the disclosures to those public websites that did not previously have them and began to include the disclosures in new public advertising. The self-disclosure explains that, as a result of the absence of the website and advertising disclosures, the referrals of direct and indirect physician owners (and physicians who are immediate family members of direct and indirect owners) to the physician-owned hospitals of Medicare beneficiaries did not consistently qualify for the Stark Law’s whole-hospital exception from September 23, 2011 through August 13, 2013. On October 21, 2013, we submitted a supplement to our self-disclosure, reporting Medicare payments to these hospitals for services resulting from referrals affected by the non-compliance and the hospitals’ profit distributions to physicians (and known immediate family members of physicians) with respect to their ownership interests in the hospitals during the same period. We have been in communication with CMS about resolving this matter but, at present, CMS has made no commitments, as a general matter or in this case, regarding the timing or substance of resolution of self-disclosed Stark Law noncompliance through the voluntary CMS Self-Referral Disclosure Protocol. As a result, we express no opinion as to its outcome and, at this time, any repayment obligation or other penalties to be determined by CMS are unknown and not currently estimable.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no established public trading market for our common interests. At December 8, 2014, all of our common interests were owned by IAS.

See “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Report for information regarding our equity compensation plans.

Item 6.	Selected Financial Data.

The following table presents selected historical financial data for the fiscal years ended September 30, 2014, 2013, 2012, 2011 and 2010, and was derived from our audited, consolidated financial statements.

Our audited, consolidated financial statements for the years ended September 30, 2014, 2013 and 2012, together with the related report of the independent registered public accounting firm, are included under “Item 8.—Financial Statements and Supplementary Data” of this Report. The selected financial information and other data presented below should be read in conjunction with the information contained in “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report and the audited, consolidated financial statements and the related notes thereto included under “Item 8.—Financial Statements and Supplementary Data” of this Report.

	Year Ended September 30,
	2014	2013	2012	2011	2010
Statement of Operations Data
Total revenue	$2,533,587	$2,285,054	$2,244,941	$2,250,730	$2,071,439
Costs and expenses
Salaries and benefits	892,714	848,010	790,080	679,760	558,860
Supplies	299,760	294,409	283,663	257,676	216,490
Medical claims	596,778	467,294	466,125	630,202	678,651
Rentals and leases	72,714	52,896	42,785	40,284	34,154
Other operating expenses	426,933	393,516	415,097	378,255	315,362
Medicare and Medicaid EHR incentives	(14,753)	(20,723)	(21,831)	(9,042)	—
Interest expense, net	130,818	133,206	137,990	96,026	66,755
Depreciation and amortization	95,312	94,026	101,264	92,265	83,002
Management fees	5,000	5,000	5,000	5,000	5,000
Loss on extinguishment of debt	—	—	—	23,075	—

Total costs and expenses	2,505,276	2,267,634	2,220,173	2,193,501	1,958,274

Earnings from continuing operations before gain (loss) on disposal of assets and income taxes	28,311	17,420	24,768	57,229	113,165
Gain (loss) on disposal of assets, net	3,402	(8,982)	2,241	131	258

Earnings from continuing operations before income taxes	31,713	8,438	27,009	57,360	113,423
Income tax expense	8,424	3,647	1,981	20,689	42,018

Net earnings from continuing operations	23,289	4,791	25,028	36,671	71,405
Earnings (loss) from discontinued operations, net of income taxes	(14,005)	5,708	6,560	5,044	3,341

Net earnings	9,284	10,499	31,588	41,715	74,746
Net earnings attributable to non-controlling interests	(11,668)	(7,215)	(8,712)	(10,354)	(8,279)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(2,384)	$3,284	$22,876	$31,361	$66,467

	September 30,
	2014	2013	2012	2011	2010
Balance Sheet Data
Cash and cash equivalents	$341,180	$438,131	$48,882	$147,327	$144,511
Total assets	$2,718,964	$2,880,265	$2,698,485	$2,679,777	$2,353,194
Long-term debt, capital leases and other obligations (including current portion)	$1,853,800	$1,866,043	$1,866,494	$1,878,769	$1,051,578
Member’s equity	$139,164	$142,262	$141,589	$118,000	$702,135

Selected Operating Data

The following table sets forth certain unaudited operating data for each of the periods presented.

	Year Ended September 30,
	2014	2013	2012
Acute care operations (1)
Number of acute care hospital facilities at end of period	15	15	15
Licensed beds at end of period (2)	3,604	3,626	3,603
Average length of stay (days) (3)	5.0	4.9	4.7
Occupancy rates (average beds in service)	48.5%	48.5%	49.0%
Admissions (4)	100,909	103,509	106,084
Adjusted admissions (5)	186,609	185,147	182,420
Patient days (6)	503,648	508,157	500,935
Adjusted patient days (5)	931,387	908,941	861,396
Surgeries	65,484	64,460	60,121
Emergency room visits	411,156	410,503	384,790
Net patient revenue per adjusted admission (7)	$9,544	$9,140	$9,048
Outpatient revenue as a % of gross patient revenue	45.9%	44.1%	41.8%

Managed care operations
Health plan lives (8)	223,400	188,000	192,500
MSO lives (9)	83,400	—	—
Accountable care network lives (10)	34,100	—	—

Total lives	340,900	188,000	192,500
Medical loss ratio (11)	84.2%	84.1%	83.1%

(1)	Excludes the impact of our Nevada and Florida operations, which are reflected in discontinued operations.
(2)	Includes St. Luke’s Behavioral Hospital in Phoenix, Arizona.
(3)	Represents the average number of days that a patient stayed in our hospitals.
(4)	Represents the total number of patients admitted to our hospitals that qualify for inpatient status. Management and investors use this number as a general measure of inpatient volume.
(5)	Adjusted admissions and adjusted patient days are general measures of combined inpatient and outpatient volume. We compute adjusted admissions/patient days by multiplying admissions/patient days by gross patient revenue and then dividing that number by gross inpatient revenue.
(6)	Represents the number of days our beds were occupied by inpatients over the period.
(7)	Includes the impact of the provision for bad debts as a component of revenue.
(8)	Represents total lives enrolled across all health plan product lines. Includes dual-eligible lives, which are members eligible for Medicare and Medicaid benefits, under Health Choice’s contract with CMS to provide coverage as a MAPD SNP totaling 8,700 and 4,500 as of September 30, 2014 and 2013, respectively.
(9)	Represents lives enrolled in Health Choice’s MSO that provides management and administrative services to a large national insurer’s Medicaid plan members in the Tampa and Panhandle regions of Florida.
(10)	Represents health plan member lives for which Health Choice Preferred accountable care networks manage medical care and participating providers and Health Choice share associated financial risks.
(11)	Represents medical claims expense as a percentage of premium revenue, including claims paid to our hospitals.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the “Cautionary Statement Regarding Forward-Looking Statements” and “Item 1A.—Risk Factors,” our audited, consolidated financial statements, the notes to our audited consolidated financial statements, and the other financial information appearing under “Item 8.—Financial Statements and Supplementary Data” of this Report. We intend for this discussion to provide you with information that will assist you in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes. It includes the following sections:

•	Executive Overview;

•	Results of Operations Summary;

•	Liquidity and Capital Resources; and

•	Critical Accounting Policies and Estimates.

Data for the years ended September 30, 2014, 2013 and 2012, have been derived from our audited, consolidated financial statements.

EXECUTIVE OVERVIEW

We are a healthcare services company headquartered in Franklin, Tennessee that, through its ownership of both acute care hospitals and managed care businesses, provides high quality, affordable healthcare services in high-growth urban and suburban markets across eight states. Our acute care assets include acute care hospitals, one behavioral health hospital, several outpatient facilities, and employed physician groups in a number of growing urban and suburban markets. Our managed care operations includes health plans, MSO-related services and accountable care network development and management.

We believe that our expertise as both an acute care service provider and a managed care services company with 24 years of experience distinguishes our Company as a high-quality, cost-efficient organization focused on population health management. We view “population health management” as the effort to keep patient and health plan member populations as healthy as possible, in order to minimize expensive and preventable emergency department visits, hospitalizations and other procedures. These efforts involve the primary care physician as a central coordinator of a patient’s healthcare and the engagement of the patient in his or her own health and well-being, through, among other things, participation in wellness, preventive and chronic care treatment programs. We believe that our managed care operations, through its long-standing engagement in such healthcare strategies, combined with its experience monitoring the effectiveness of such strategies across its health plan members, has developed robust population health management capabilities. When we refer to “population health management” in this Report, we reference this strategy of patient-centered, cost-efficient care. Where appropriate, we are leveraging our expertise as a health insurance provider to establish healthcare networks, drive efficiencies in our hospitals and create value across both our acute care provider and health insurance operations.

Acute Care Operations

As of September 30, 2014, we owned or leased 16 acute care hospital facilities and one behavioral health hospital facility with a total of 3,781 licensed beds, several outpatient service facilities and 134 physician clinics. On November 11, 2014, we entered into a definitive agreement to sell our Nevada operations, subject to customary regulatory approvals and closing conditions. This transaction is expected to close by the end of calendar 2014.

We operate our hospitals with a strong community focus by offering and developing healthcare services targeted to the needs of the markets we serve, promoting strong relationships with physicians and working with local managed care plans to develop quality and outcomes driven, cost-efficient and innovative reimbursement models. Our major acute care geographic markets include Salt Lake City, Utah; Phoenix, Arizona; five cities in Texas, including Houston, San Antonio and Odessa; and West Monroe, Louisiana.

Since our company was founded in 1998, we have developed a reputation for operating hospitals that delivery high quality care in our markets at rates more affordable than competing hospitals with larger local market share than us. Our corporate and divisional infrastructure allows us to leverage savings in information technology services, revenue cycle, hospital supplies, and labor force costs.

Managed Care Operations

Health Choice, headquartered in Phoenix, Arizona, began providing managed Medicaid services under contract with AHCCCS in 1990, making it one of the nation’s first Medicaid managed care plans. Under our ownership beginning in 1999, Health Choice has evolved into a managed care organization and insurer that, while growing its core managed Medicaid business, has expanded to serve certain Medicare Advantage members and is utilizing its population health management expertise to offer MSO-related services to other payors through its MSO-related services. In collaboration with our hospitals and affiliated physicians in certain of our markets, Health Choice also manages accountable care contracting networks.

Health Choice represents one of our company’s key strategic assets, which we believe provides the Company with the ability to engage in innovative value-based purchasing initiatives and opportunities. Its leadership team has considerable experience in population health management, physician relations and network development. Health Choice also deploys state of the art disease management and claims processing technology. In light of the current healthcare industry trends toward integrated delivery and clinical integration, we are bringing Health Choice’s expertise and technology to bear as part of the provider networks we offer to health plans.

        As of September 30, 2014, Health Choice’s related entities delivered healthcare services to 340,900 members through multiple health plans, accountable care networks, MSO-related services and other managed care solutions. These members include 209,100 managed Medicaid members served primarily through Health Choice’s core health plan business in Arizona, 8,700 members participating in Health Choice’s MAPD SNP, 83,400 members of a large national insurer’s Florida managed Medicaid plan for whom Health Choice serves as a MSO, and 39,700 member lives managed through Health Choice’s accountable care networks and members of Health Choice’s Utah Managed Medicaid and Arizona health insurance exchange plans.

Our business consists of the two operating segments previously discussed: (1) our acute care segment comprised of our hospitals, outpatient service facilities and physician clinics and (2) our managed care operations, consisting of Health Choice and its various related service lines. The financial information for our reportable operating segments is presented in Footnote 14 (Segment and Geographic Information) to our audited, consolidated financial statements included under “Item 8.—Financial Statements and Supplementary Data” of this Report.

Recent Developments

Health Choice MSO Contract with a Large National Insurer in Florida. In fiscal 2014, Health Choice’s MSO subsidiary and a large national insurer entered into an agreement under which Health Choice provides administrative and managed care services to more than 83,400 Medicaid plan members in the Tampa and Panhandle regions of Florida. Under this agreement, Health Choice provides numerous back office and managed care functions, including member services, claims adjudication, provider network services, prior authorization, utilization management, clinical care coordination, case management, disease management, and quality improvement programs.

New Hospital Construction in Lehi, Utah. We are building a new 40-bed hospital in Lehi, Utah, called Mountain Point Medical Center, as a provider-based campus of Jordan Valley. The hospital will provide a full range of services including inpatient intensive care, obstetrics and surgical services. The hospital also will provide cardiology services, which includes a cardiac catheterization lab. Additional outpatient services will include emergency, imaging, lab and outpatient surgery. The hospital has been designed and is being constructed with the capability to expand depending on community need and demand for services in the Lehi area. A 60,000 square foot medical office building is being constructed immediately adjacent to, and connected with, the hospital to be occupied by primary care and multi-specialty physician groups practicing in the area. This new hospital, anticipated to cost in excess of $80.0 million, will serve eight cities in Northern Utah County and is in the fastest growing area within the state of Utah. This project is anticipated to be completed and open for business in the summer of 2015.

Sale of North Vista Hospital. On November 11, 2014, we entered into a definitive agreement to sell our Nevada operations, which primarily includes North Vista Hospital, a 177-bed general acute care facility located in Las Vegas, Nevada. Subject to customary regulatory approvals and closing conditions, this transaction is expected to close by the end of calendar 2014. We intend to use proceeds from the sale in a variety of strategic initiatives aimed at growth in existing markets and expansion into new markets.

Revenue and Volume Trends

Total revenue for the year ended September 30, 2014, increased $248.5 million or 10.9% compared to the prior year. Total revenue is comprised of acute care revenue, which is recorded net of the provision for bad debts, and premium and service revenues. Acute care revenue increased $82.6 million or 4.8% compared to the prior year, while premium and service revenues in our managed care operations increased $165.9 million or 29.4% compared to the prior year.

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

Admissions decreased 2.5% for the year ended September 30, 2014, compared to the prior year. This decrease reflects a decline in one-day stays, along with a corresponding increase in observation visits on the outpatient side of the business, an industry-wide decline in inpatient utilization and a continued shift towards outpatient services. In addition, respiratory or flu-related volumes declined for the year ended September 30, 2014, as compared to the prior year. Adjusted admissions increased 0.8% for the year ended September 30, 2014, compared to prior year. For the year ended September 30, 2014, our outpatient volumes, along with an increase in observations, were positively impacted by increases in outpatient surgeries of 4.5% compared to the prior year. Additionally, emergency room visits increased 0.2% compared to the prior year.

The following table provides the sources of our hospitals’ gross patient revenue by payor before discounts, contractual adjustments and the provision for bad debts:

	Year Ended September 30,
	2014	2013	2012
Medicare	27.0%	27.8%	27.6%
Managed Medicare	15.1	14.9	13.3
Medicaid and managed Medicaid	21.2	20.8	22.5
Managed care	30.8	29.6	30.0
Self-pay	5.9	6.9	6.6

Total	100.0%	100.0%	100.0%

The following table provides the sources of our hospitals’ net patient revenue by payor before the provision for bad debts:

	Year Ended September 30,
	2014	2013	2012
Medicare	20.4%	21.1%	21.2%
Managed Medicare	10.8	10.6	9.7
Medicaid and managed Medicaid	12.8	11.8	13.5
Managed care	40.9	39.2	39.8
Self-pay	15.1	17.3	15.8

Total	100.0%	100.0%	100.0%

As noted in the above tables, our gross and net patient revenue by payor is experiencing a shift from self-pay to Medicaid and managed Medicaid and managed care payors. The shift to Medicaid and managed Medicaid is primarily a result of Arizona’s expansion of its Medicaid program under the Health Reform Law, which became effective January 1, 2014. Additionally, we have benefited from individuals enrolling in Exchange plans in our markets, as well improvements in employment and other economic factors in the markets we serve.

Net patient revenue per adjusted admission, which includes the impact of the provision for bad debts, increased 4.4% for the year ended September 30, 2014, compared to the prior year.

See “Item 1—Business—Sources of Acute Care Revenue” and “Item 1—Business—Government Regulation and Other Factors” included elsewhere in this Report for a description of the types of payments we receive for services provided to patients enrolled in the traditional Medicare plan, managed Medicare plans, Medicaid plans, managed Medicaid plans and managed care plans. In those sections, we also discuss the unique reimbursement features of the traditional Medicare plan, including the annual Medicare regulatory updates published by the CMS that impact reimbursement rates for services provided under the plan. We also discuss the future potential impact to reimbursement for certain of these payors under the Health Reform Law.

Other Industry Items Impacting Our Company

Two Midnight Rule

In 2014, CMS issued the “two midnight rule,” which revised its longstanding guidance to hospitals and physicians relating to when hospital inpatient admissions are deemed to be reasonable and necessary for payment under Medicare Part A. Under the two midnight rule, in addition to services that are designated as inpatient-only, surgical procedures, diagnostic tests and other treatments are generally appropriate for inpatient hospital admission and payment under Medicare Part A when the physician (i) expects the beneficiary to require a stay that crosses at least two midnights and (ii) admits the beneficiary to the hospital based upon that expectation. Conversely, hospital stays in which the physician expects the beneficiary to require care that spans less than two midnights are generally inappropriate for payment under Medicare Part A, and should be treated and billed as outpatient services under Part B. The increased scrutiny regarding short-stay admissions by Medicare and other payors has contributed, in part, to the decline in 1-day stays and the increase in observation patients experienced during the year ended September 30, 2014.

As a result of legislative and regulatory actions, enforcement of the two midnight rule by recovery auditor and other Medicare review contractors has been delayed through March 31, 2015. However, MACs may review, on a pre-payment basis, a small sample of inpatient hospital claims relating to admissions that span less than two midnights and that occur between March 31, 2014, and March 31, 2015, in order to determine hospital compliance with the new inpatient admission and medical review criteria.

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

Budget Control Act and Sequestration

The BCA increased the nation’s borrowing authority and takes steps to reduce federal spending and the deficit. The deficit reduction portion of the BCA imposes caps, which began in federal fiscal year 2012, that reduce discretionary spending by more than $900 billion over ten years. The BCA also requires automatic spending reductions of $1.2 trillion for federal fiscal years 2013 through 2021, minus any deficit reductions enacted by Congress and debt service costs. The spending reductions have been extended through 2024. These automatic spending reductions are commonly referred to as “sequestration.” The spending reductions are split evenly between defense and non-defense discretionary spending, although certain programs (including Medicaid and CHIP), are exempt from these automatic spending reductions, and Medicare expenditures cannot be reduced by more than two percent. Sequestration began on March 1, 2013, with CMS imposing a two percent reduction on Medicare claims beginning April 1, 2013. We are unable to predict what other deficit reduction initiatives may be proposed by the President or Congress or whether the President and Congress will restructure or suspend sequestration. It is possible that changes in the law to end or restructure sequestration will result in greater spending reductions than currently required by the BCA.

State Medicaid Budgets

Over recent years, the states in which we operate experienced budget constraints as a result of increased costs and lower than expected tax collections. Health and human services programs, including Medicaid and similar programs, represent a significant portion of state budgets. The states in which we operate responded to these budget concerns, by decreasing funding for Medicaid and other healthcare programs or by making structural changes that resulted in a reduction in hospital reimbursement, as well as more restrictive Medicaid eligibility requirements. In addition, many states have received waivers from CMS in order to implement or expand managed Medicaid programs.

Texas

The Texas legislature and the THHSC recommended expanding Medicaid managed care enrollment in the state, and in December 2011, CMS approved a five-year Medicaid waiver that: (1) allows Texas to expand its Medicaid managed care program while preserving hospital funding; (2) provides incentive payments for improvements in healthcare delivery; and (3) directs more funding to hospitals that serve large numbers of uninsured patients. All of our acute care hospitals in Texas currently receive supplemental Medicaid reimbursement, including reimbursement from programs for participating private hospitals that enter into indigent care affiliation agreements with public hospitals or county governments in the state of Texas. Under the CMS-approved programs, affiliated hospitals, including our Texas hospitals, have expanded the community healthcare safety net by providing indigent healthcare services. Revenue recognized under these Texas private supplemental Medicaid reimbursement programs, including amounts recognized under the Texas Medicaid DSH program (“Texas Medicaid DSH”) for the year ended September 30, 2014, was $106.7 million compared to $98.8 million in the prior year. Under the Medicaid waiver, funds are distributed to participating hospitals based upon both the costs associated with providing care to individuals without third party coverage and the investment made to support coordinating care and quality improvements that transform the local communities’ care delivery systems. The responsibility to coordinate and develop plans that address the concerns of the local delivery care systems, including improved access, quality, cost effectiveness and coordination will be controlled primarily by government-owned public hospitals that serve the surrounding geographic areas. Complexities of the underlying methodologies in determining the funding for the state’s Medicaid supplemental reimbursement programs, along with a lack of sufficient resources at THHSC to administer the programs, has resulted in a delay in related reimbursements. As of September 30, 2014 and 2013, we had $90.2 million and $66.8 million, respectively, in receivables due to our Texas hospitals in connection with these supplemental reimbursement programs, which includes $34.9 million and $30.1 million, respectively, of amounts due under Texas Medicaid DSH.

On October 1, 2014, the THHSC issued a notice to certain hospitals participating in the Texas waiver program. These hospitals operate in the surrounding areas of Dallas, Tarrant and Nueces counties (including the cities of Dallas/Fort Worth, Corpus Christi and Austin). According to the notice, a review conducted by CMS identified some of these affiliation agreements it believed may be inconsistent with the waiver. As a result of these findings, CMS notified the THHSC that it is deferring the federal portion of the Medicaid payments associated with these affiliations. None of our hospitals are included in the programs being reviewed by CMS. We cannot assure you that in the future that CMS, THHSC and other similar agencies will not audit or delay our programs in a manner that reduces the amount or slows the timing of our receipt of such funding.

The THHSC has adopted rules to change the Texas Medicaid DSH methodology for the state’s fiscal year 2014 and 2015. Texas has appropriated $160.0 million for fiscal year 2014 and $140.0 million for fiscal year 2015 to stabilize and improve the Texas Medicaid DSH program, including providing rate adjustments to recognize improvements in quality of patient care, the most appropriate use of care, and patient outcomes. Funds appropriated for in 2015 may not be spent before the plan is finalized. During the year ended September 30, 2014, we recognized $34.9 million in Texas Medicaid DSH revenue, compared to $30.1 million in the prior year.

Arizona

Beginning in July 2011, in an effort to control its budgeted expenditures and balance its budget, the state of Arizona implemented a plan to reduce its eligible Medicaid beneficiaries, particularly childless adults. Following implementation of this plan by the state of Arizona, Health Choice experienced a significant decline through the end of our fiscal year 2013 in its enrollees, premium revenue and related earnings.

Effective January 1, 2014, Arizona expanded its Medicaid program under the Health Reform Law, which includes increased eligibility for adults, children and pregnant women, and the restoration of eligibility to childless adults that was previously eliminated. The expansion of the state’s Medicaid program under the Health Reform Law could potentially result in the addition of approximately 370,000 people to its Medicaid rolls. Primarily as a result of the Medicaid expansion, enrollment under Health Choice’s Medicaid product line increased 13.9% for the year ended September 30, 2014, compared to the prior year. In addition, in connection with the expanded Medicaid coverage, the state implemented a provider assessment effective January 1, 2014, to fund a portion of the expanded eligibility related to the childless adult population. During the year ended September 30, 2014, we incurred $4.5 million in provider tax assessments.

Arizona’s Medicaid expansion in 2014, and Health Choice’s related increase in enrolled members and premium revenue, followed a period of several years during which AHCCCS tightened Medicaid eligibility standards in Arizona and decreased capitation rates paid to managed Medicaid contractors, reflecting state government budgetary pressures and a struggling state economy. If additional Medicaid program changes are implemented in the future in Arizona or other states in which we operate, our premium revenue and earnings could be significantly impacted.

Uncompensated Care

While the amount of uncompensated care, including discounts to the uninsured, bad debts and charity care, we deliver to the communities we serve continues to remain high in comparison to historical levels, we have experienced a decrease during the year ended September 30, 2014. During the year ended September 30, 2014, our uncompensated care as a percentage of acute care revenue was 21.1%, compared to 23.0% in the prior year. During the year ended September 30, 2014, our self-pay admissions represented 6.9% of our total admissions, compared to 8.0% in the prior year. We believe the improvement in our uncompensated care as a percentage of acute care revenue and our self-pay admissions mix can be attributed primarily to the impact of Medicaid expansion in the state of Arizona, as well as improvements in employment and other economic factors in our markets, which has resulted in lower self-pay volume and revenue for the year ended September 30, 2014, compared to the prior year. The improvement in our uncompensated care as a percentage of acute care revenue has been offset somewhat by the higher acuity levels at which self-pay patients are presenting for treatment through our emergency rooms.

We anticipate uninsured volumes to continue to decline in the near future as the impact of the Health Reform Law is fully realized. However, if we were to experience growth in uninsured volume and revenue, our uncompensated care may increase and our results of operations would be adversely affected.

The percentages of our insured and uninsured net hospital receivables are summarized as follows (1):

	September 30, 2014	September 30, 2013
Insured receivables	84.4%	82.0%
Uninsured receivables	15.6	18.0

Total	100.0%	100.0%

The percentages of hospital receivables in summarized aging categories are as follows (1):

	September 30, 2014	September 30, 2013
0 to 90 days	63.2%	62.0%
91 to 180 days	18.0	20.8
Over 180 days	18.8	17.2

Total	100.0%	100.0%

(1)	Excludes hospital receivables related to our discontinued Florida and Nevada operations.

Premium and service revenues

Premium and service revenues generated by our managed care operations represented 28.8%, 24.7% and 25.4%, of our total revenue for the years ended September 30, 2014, 2013 and 2012, respectively.

Health Choice contracts with state Medicaid programs in Arizona and Utah to provide specified health services to qualified Medicaid enrollees through contracted healthcare providers. Most of its premium revenue is derived through a contract with AHCCCS, the state agency that administers Arizona’s Medicaid program. The contract requires Health Choice to arrange for healthcare services for enrolled Medicaid patients in exchange for fixed monthly premiums, based upon negotiated per capita member rates, and supplemental payments from AHCCCS. Health Choice also contracts with CMS to provide coverage as a MAPD SNP. This contract allows Health Choice to offer Medicare and Part D drug benefit coverage to new and existing dual-eligible members (i.e., those that are eligible for Medicare and Medicaid). In accordance with CMS regulations, SNPs are now expected to meet additional requirements, including requirements relating to model of care, cost-sharing, disclosure of information and reporting of quality measures.

One notable provision of the Health Reform Law is the annual HIF that applies to most health plans, including commercial health plans and Medicaid managed care plans like Health Choice. While characterized as a “fee” in the text of the Health Reform Law, the intent of Congress was to impose a broad based health insurance industry excise tax, with the understanding that the tax could be passed on to consumers, most likely through higher commercial insurance premiums. However, because Medicaid is a government-funded program, Medicaid health plans have no alternative but to look to their respective state partners for payment to offset the impact of this tax. Arizona has agreed to reimburse all of the managed Medicaid plans, for the economic impact of this fee, which totaled $7.9 million for Health Choice in calendar 2014. In addition to the reimbursement of the fee, the state of Arizona has agreed to reimburse insurers for the impact resulting from these fees being treated as non-deductible for income tax purposes. For the year ended September 30, 2014, we recognized expense totaling $6.0 million, which was offset by expected reimbursement of $8.2 million, which includes $2.9 million related to the reimbursement of the impact of tax related issues.

RESULTS OF OPERATIONS SUMMARY

Consolidated

The following table sets forth, for the periods indicated, results of our consolidated operations expressed in dollar terms and as a percentage of total revenue. Such information has been derived from our audited, consolidated statements of operations.

	Year Ended September 30, 2014		Year Ended September 30, 2013		Year Ended September 30, 2012
($ in thousands):	Amount	Percentage	Amount	Percentage	Amount	Percentage
Revenues
Acute care revenue before provision for bad debts	$2,140,675		$2,047,880		$1,917,576
Less: Provision for bad debts	(337,118)		(326,978)		(241,777)

Acute care revenue	1,803,557	71.2%	1,720,902	75.3%	1,675,799	74.6%
Premium and service revenues	730,030	28.8%	564,152	24.7%	569,142	25.4%

Total revenue	2,533,587	100.0%	2,285,054	100.0%	2,244,941	100.0%
Costs and expenses
Salaries and benefits	892,714	35.2%	848,010	37.1%	790,080	35.2%
Supplies	299,760	11.8%	294,409	12.9%	283,663	12.6%
Medical claims	596,778	23.6%	467,294	20.5%	466,125	20.8%
Rentals and leases	72,714	2.9%	52,896	2.3%	42,785	1.9%
Other operating expenses	426,933	16.8%	393,516	17.2%	415,097	18.5%
Medicare and Medicaid EHR incentives	(14,753)	(0.6%)	(20,723)	(0.9%)	(21,831)	(1.0%)
Interest expense, net	130,818	5.2%	133,206	5.8%	137,990	6.1%
Depreciation and amortization	95,312	3.8%	94,026	4.1%	101,264	4.5%
Management fees	5,000	0.2%	5,000	0.2%	5,000	0.2%

Total costs and expenses	2,505,276	98.9%	2,267,634	99.2%	2,220,173	98.9%
Earnings from continuing operations before gain (loss) on disposal of assets and income taxes	28,311	1.1%	17,420	0.8%	24,768	1.1%
Gain (loss) on disposal of assets, net	3,402	0.1%	(8,982)	(0.4%)	2,241	0.1%

Earnings from continuing operations before income taxes	31,713	1.2%	8,438	0.4%	27,009	1.2%
Income tax expense	8,424	0.3%	3,647	0.2%	1,981	0.1%

Net earnings from continuing operations	23,289	0.9%	4,791	0.2%	25,028	1.1%
Earnings (loss) from discontinued operations, net of income taxes	(14,005)	(0.6%)	5,708	0.3%	6,560	0.3%

Net earnings	9,284	0.3%	10,499	0.5%	31,588	1.4%
Net earnings attributable to non-controlling interests	(11,668)	(0.4%)	(7,215)	(0.3%)	(8,712)	(0.4%)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(2,384)	(0.1%)	$3,284	0.1%	$22,876	1.0%

With exception of the discussion on income taxes included below, see our following year-over-year segment analyses for more details regarding our operating and financial results.

Income Taxes

The following discussion sets forth, for the periods indicated, the impact of income taxes on our consolidated results. Such information has been derived from our audited consolidated statements of operations.

Years Ended September 30, 2014 and 2013

Income tax expense—We recorded a provision for income taxes from continuing operations of $8.4 million, resulting in an effective tax rate of 26.6% for the year ended September 30, 2014, compared to $3.6 million, for an effective tax rate of 43.2% in the prior year. During September 2014, the IRS issued final regulations related to compensation deduction limitations applicable to certain health insurance providers. Pursuant to these final regulations, we recognized an income tax benefit of $3.7 million during the year ended September 30, 2014, to reverse previously recorded tax expense related to this item. The effective tax rate was also reduced by the following: (1) a $1.1 million tax benefit resulting from a change in our estimate of the state impact of deferred tax assets and liabilities, and (2) the increase in net earnings from continuing operations, which reduced the rate impact of state income taxes, including the Texas margins tax. The decreases to the effective tax rate were partially offset by the following increases: (1) a $1.1 million charge related to an excess of cumulative compensation expense over the realized tax benefit upon the exercise of employee stock options, (2) the HIF imposed by the Health Reform Law beginning in 2014, which is treated as a nondeductible excise tax, and (3) the lower ratio of net earnings from non-controlling interests to net earnings from continuing operations, as compared to the prior year.

Years Ended September 30, 2013 and 2012

Income tax expense—We recorded a provision for income taxes from continuing operations of $3.6 million, resulting in an effective tax rate of 43.2% for the year ended September 30, 2013, compared to $2.0 million, for an effective tax rate of 7.3% in the prior year. The increase in our effective tax rate was primarily the result of the following items impacting the year ended September 30, 2012: (1) a change in certain of our state tax filing positions, which resulted in a tax benefit totaling $4.0 million, and (2) the elimination of a reserve for an uncertain tax position totaling $5.0 million. In addition, the rate was impacted by the fact that net earnings from non-controlling interests, as well as state income taxes including the Texas margins tax, bore a higher ratio to net earnings from continuing operations for the year ended September 30, 2013, as compared to the prior year.

Acute Care Operations

The following table sets forth, for the periods indicated, results of our acute care operations expressed in dollar terms and as a percentage of total acute care revenue. Such information has been derived from our audited, consolidated statements of operations.

	Year Ended September 30, 2014		Year Ended September 30, 2013		Year Ended September 30, 2012
($ in thousands):	Amount	Percentage	Amount	Percentage	Amount	Percentage
Acute care revenue
Acute care revenue before provision for bad debts	$2,140,675		$2,047,880		$1,917,576
Less: Provision for bad debts	(337,118)		(326,978)		(241,777)

Acute care revenue	1,803,557	99.3%	1,720,902	99.6%	1,675,799	99.6%
Revenue between segments (1)	13,079	0.7%	7,092	0.4%	7,092	0.4%

Total acute care revenue	1,816,636	100.0%	1,727,994	100.0%	1,682,891	100.0%
Costs and expenses
Salaries and benefits	857,789	47.2%	824,025	47.7%	768,553	45.7%
Supplies	299,527	16.5%	294,226	17.0%	283,435	16.8%
Rentals and leases	71,016	3.9%	51,352	3.0%	41,252	2.5%
Other operating expenses	385,957	21.2%	370,068	21.4%	392,619	23.3%
Medicare and Medicaid EHR incentives	(14,753)	(0.8%)	(20,723)	(1.2%)	(21,831)	(1.3%)
Interest expense, net	130,818	7.2%	133,206	7.7%	137,990	8.2%
Depreciation and amortization	91,150	5.0%	89,878	5.2%	97,380	5.8%
Management fees	5,000	0.3%	5,000	0.3%	5,000	0.3%

Total costs and expenses	1,826,504	100.5%	1,747,032	101.1%	1,704,398	101.3%
Loss from continuing operations before gain (loss) on disposal of assets and income taxes	(9,868)	(0.5%)	(19,038)	(1.1%)	(21,507)	(1.3%)
Gain (loss) on disposal of assets, net	3,402	0.2%	(8,982)	(0.5%)	2,241	0.1%

Loss from continuing operations before income taxes	$(6,466)	(0.3%)	$(28,020)	(1.6%)	$(19,266)	(1.1%)

(1)	Revenue between segments is eliminated in our consolidated results.

Years Ended September 30, 2014 and 2013

Total acute care revenue—Total acute care revenue for the year ended September 30, 2014, was $1.82 billion, an increase of $88.6 million or 5.1% compared to $1.73 billion in the prior year. The increase in total acute care revenue is primarily due to an increase in net patient revenue per adjusted admission of 4.4% and an increase in adjusted admissions of 0.8%. The provision for bad debts for the year ended September 30, 2014, was $337.1 million, an increase of $10.1 million or 3.1% compared to $327.0 million in the prior year. The 3.1% increase in the provision for bad debts for the year ended September 30, 2014, represents a moderation resulting from declines in uninsured volume and revenue, primarily in the third and fourth quarters of fiscal 2014, resulting from Medicaid expansion associated with the Health Reform Law and improving economic factors in the markets in which we operate.

Net adjustments to estimated third-party payor settlements, also known as prior year contractuals, resulted in an increase in total acute care revenue of $3.9 million and $8.3 million for the years ended September 30, 2014 and 2013, respectively.

Salaries and benefits—Salaries and benefits expense for the year ended September 30, 2014, was $857.8 million, or 47.2% of total acute care revenue, compared to $824.0 million, or 47.7% of total acute care revenue in the prior year. Excluding the impact of stock-based compensation and $3.5 million of compensation expense associated with a special bonus paid to certain members of our leadership team in recognition of the execution of certain recent strategic initiatives, salaries and benefits expense as a percentage of total acute care revenue was 46.6% for the year ended September 30, 2014, compared to 47.5% in the prior year. Salaries and benefits expense as a percentage of total acute care revenue, excluding the impact of stock-based compensation and the special bonus, decreased primarily as a result of revenue growth and improvements in productivity.

Supplies—Supplies expense for the year ended September 30, 2014, was $299.5 million, or 16.5% of total acute care revenue, compared to $294.2 million, or 17.0% of total acute care revenue in the prior year. The improvement in supplies expense as a percentage of total acute care revenue is the result of a decline in supply intensive surgical procedures as evidenced by a 3.8% decline in inpatient surgeries, as well as the impact of supply cost initiatives that have included improved pricing and more effective utilization.

Rentals and leases—Rentals and leases expense for the year ended September 30, 2014, was $71.0 million, or 3.9% of total acute care revenue, compared to $51.4 million, or 3.0% of total acute care revenue in the prior year. The increase in rentals and leases expense is primarily due to $18.0 million of additional rent expense resulting from the sale-leaseback of certain hospital real estate, which closed late in the fourth quarter of fiscal year 2013.

Other operating expenses—Other operating expenses for the year ended September 30, 2014, were $386.0 million, or 21.2% of total acute care revenue, compared to $370.1 million, or 21.4% of total acute care revenue in the prior year. The decrease in other operating expenses as a percentage of total acute care revenue is primarily due to the result of a reduction in professional fees and other indigent care costs associated with our Texas hospitals’ participation in certain Medicaid supplemental reimbursement programs.

Interest expense—Interest expense for the year ended September 30, 2014, was $130.8 million, compared to $133.2 million in the prior year. The decrease in interest expense is due to the execution of an amendment to re-price our senior secured credit facility completed during the second quarter of fiscal year 2013.

Gain (loss) on disposal of assets, net—Loss on disposal of assets for the year ended September 30, 2013, included a $10.2 million loss associated with the sale-leaseback of certain hospital real estate, which closed late in the fourth quarter.

Years Ended September 30, 2013 and 2012

Total acute care revenue—Total acute care revenue for the year ended September 30, 2013, was $1.73 billion, an increase of $45.1 million or 2.7% compared to $1.68 billion in the prior year. The increase in total acute care revenue was primarily due to an increase in adjusted admissions of 1.5% and an increase in net patient revenue per adjusted admission of 1.0%. The provision for bad debts for the year ended September 30, 2013, was $327.0 million, an increase of $85.2 million or 35.2%, compared to $241.8 million in the prior year. The increase in the provision for bad debts was the result of increased uninsured volume, revenue and related acuity levels.

Net adjustments to estimated third-party payor settlements, also known as prior year contractuals, resulted in an increase in total acute care revenue of $8.3 million and $13.8 million for the years ended September 30, 2013 and 2012, respectively.

Salaries and benefits—Salaries and benefits expense for the year ended September 30, 2013, was $824.0 million, or 47.7% of total acute care revenue, compared to $768.6 million, or 45.7% of total acute care revenue in the prior year. Excluding the impact of stock-based compensation, salaries and benefits expense as a percentage of total acute care revenue was 47.5% for the year ended September 30, 2013, compared to 45.1% in the prior year. Salaries and benefits expense as a percentage of total acute care revenue, excluding the impact of stock-based compensation, increased primarily as a result of the expansion of our employed physician base, which requires additional investments in labor and other practice-related costs, including infrastructure and physician support staff.

Other operating expenses—Other operating expenses for the year ended September 30, 2013, were $370.1 million, or 21.4% of total acute care revenue, compared to $392.6 million, or 23.3% of total acute care revenue in the prior year. The decrease in other operating expenses as a percentage of total acute care revenue was primarily due to the result of a reduction in professional fees and other indigent care costs associated with our Texas hospitals’ participation in certain Medicaid supplemental reimbursement programs.

Interest expense—Interest expense for the year ended September 30, 2013, was $133.2 million, compared to $138.0 million in the prior year. The decrease in our interest expense is due to our refinancing transaction completed during the third quarter of fiscal year 2012.

Gain (loss) on disposal of assets, net—Loss on disposal of assets for the year ended September 30, 2013, included a $10.2 million loss associated with the sale-leaseback of certain hospital real estate, which closed late in the fourth quarter.

Managed Care Operations

The following table sets forth, for the periods indicated, results of our Managed care operations expressed in dollar terms and as a percentage of premium and service revenues. Such information has been derived from our audited, consolidated statements of operations.

	Year Ended September 30, 2014		Year Ended September 30, 2013		Year Ended September 30, 2012
($ in thousands):	Amount	Percentage	Amount	Percentage	Amount	Percentage
Premium and service revenues
Premium and service revenues	$730,030	100.0%	$564,152	100.0%	$569,142	100.0%
Costs and expenses
Salaries and benefits	34,925	4.8%	23,985	4.3%	21,527	3.8%
Supplies	233	0.0%	183	0.0%	228	0.0%
Medical claims (1)	609,857	83.5%	474,386	84.1%	473,217	83.1%
Other operating expenses	40,976	5.6%	23,448	4.1%	22,478	4.0%
Rentals and leases	1,698	0.2%	1,544	0.3%	1,533	0.3%
Depreciation and amortization	4,162	0.6%	4,148	0.7%	3,884	0.7%

Total costs and expenses	691,851	95.5%	527,694	93.5%	522,867	91.9%

Earnings before income taxes	$38,179	5.5%	$36,458	6.5%	$46,275	8.1%

(1)	Medical claims paid to our hospitals of $13.1 million, $7.1 million and $7.1 million for the years ended September 30, 2014, 2013 and 2012, respectively, are eliminated in our consolidated results.

Years Ended September 30, 2014 and 2013

Premium and service revenues—Premium and service revenues were $730.0 million for the year ended September 30, 2014, an increase of $165.9 million or 29.4%, compared to $564.2 million in the prior year. The increase in premium and service revenues is attributable to an 81.3% increase in lives, driven by growth in all of our managed care product lines, including our MSO subsidiary. For the year ended September 30, 2014, enrollment in our Medicare and Medicaid product lines increased 92.4% and 16.8%, respectively, compared to the prior year. Our managed Medicaid product line has been impacted favorably by the state of Arizona’s expansion of the Medicaid program in connection with the Health Reformation. Premium revenue on a per member per month basis for our Arizona Medicaid product line increased 14.1% compared to the prior year, as a result of a shift in the membership mix primarily attributable to the reinstatement of eligibility for the childless adult population. Additionally, premium revenue for the year ended September 30, 2014, compared to the prior year, increased as a result of additional reimbursement related to primary care physician Medicaid parity payments, which also includes a pass-through component impacting our medical expenses. We also recognized $8.2 million of revenue related to the new HIF as part of the Health Reform Law.

Medical claims—Medical claims expense was $609.9 million for the year ended September 30, 2014, compared to $474.4 million in the prior year. Medical claims expense as a percentage of premium revenue was 84.2% for the year ended September 30, 2014, compared to 84.1% in the prior year. Excluding the impact of the HIF revenue, medical claims as a percentage of premium and service revenues was 85.2% for the year ended September 30, 2014, compared to 84.1% in the prior year. This increase is primarily attributable to additional medical expenses associated with the growth in childless adult members, resulting from the recent expansion of the Medicaid program in Arizona, a population that typically experiences higher acuity levels. Additionally, we have incurred an increase in pharmacy costs during the year resulting from an increase in specialty drug utilization, including $3.8 million of additional costs associated with a new drug treatment used to cure Hepatitis C.

Other operating expenses—Other operating expenses for year ended September 30, 2014, were $41.0 million, or 5.6% of premium and service revenues, compared to $23.4 million, or 4.1% of premium and service revenues in the prior year. Other operating expenses increased primarily as a result of $4.8 million in start-up related costs associated with our new MSO-related business and $6.0 million in HIF expense.

Years Ended September 30, 2013 and 2012

Premium and service revenues—Premium and service revenues were $564.2 million for the year ended September 30, 2013, a decrease of $4.9 million or 0.9%, compared to $569.1 million in the prior year. Member months declined 3.2% in the year ended September 30, 2013, compared the prior year. The decline in member months was attributable to the state of Arizona’s efforts to reduce Medicaid enrollment, particularly related to childless adults.

Medical claims—Medical claims expense was $474.4 million for the year ended September 30, 2013, compared to $473.2 million in the prior year. Medical claims expense as a percentage of premium revenues was 84.1% for the year ended September 30, 2013, compared to 83.1% in the prior year. The increase in medical claims as a percentage of premium revenue was primarily due to changes in prior period development that impacted prior year results.

Summary of Operations by Quarter

The following table presents unaudited quarterly operating results for the years ended September 30, 2014 and 2013. We believe that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the audited, consolidated financial statements. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

	Quarter Ended
	Sept. 30, 2014	June 30, 2014 (1)	March 31, 2014 (1)	Dec. 31, 2013 (1)
	(in thousands)
Total revenue	$655,383	$654,532	$627,782	$595,890
Earnings from continuing operations before income taxes	10,688	9,616	7,003	4,406
Net earnings from continuing operations	16,297	1,832	3,231	1,929

	Quarter Ended
	Sept. 30, 2013 (1)	June 30, 2013 (1)	March 31, 2013 (1)	Dec. 31, 2012 (1)
	(in thousands)
Total revenue	$562,961	$576,236	$577,251	$568,606
Earnings (loss) from continuing operations before income taxes	(5,245)	9,465	1,087	3,131
Net earnings (loss) from continuing operations	(2,489)	5,427	(28)	1,881

(1)	The information presented for this quarter differs from our previously filed Quarterly Report on Form 10-Q as a result of our Nevada operations being accounted for in discontinued operations during our fiscal fourth quarter of 2014.

LIQUIDITY AND CAPITAL RESOURCES

Overview of Cash Flow Activities for the Years Ended September 30, 2014 and 2013

Our cash flows are summarized as follows (in thousands):

	Year Ended September 30,
	2014	2013
Cash flows from operating activities	$58,871	$98,152
Cash flows from investing activities	$(122,415)	$311,972
Cash flows from financing activities	$(33,407)	$(20,875)

Operating Activities

Cash flows provided by operating activities were $58.9 million for the year ended September 30, 2014, compared to $98.2 million in the prior year. Cash flows from operating activities were impacted by the payment of $22.3 million in income taxes, transaction fees and other costs, as well as $22.5 million of additional rent payments, associated with the sale-leaseback of certain hospital real estate, which closed at the end of fiscal 2013. In addition, cash flows from operating activities were impacted by the timing of payments related to primary care physician Medicaid parity and other program settlement amounts at Health Choice and delays in Texas supplemental Medicaid reimbursement.

At September 30, 2014, we had $548.6 million in net working capital, compared to $491.4 million at September 30, 2013, both excluding assets and liabilities held for sale. Net accounts receivable decreased $65.3 million to $305.7 million at September 30, 2014, from $371.0 million at September 30, 2013. Our days revenue in accounts receivable at September 30, 2014, were 55, compared to 63 at September 30, 2013.

Investing Activities

Cash flows used in investing activities were $122.4 million for the year ended September 30, 2014, compared to cash provided by investing activities of $312.0 million in the prior year. The prior year included proceeds of $278.0 million (net of certain transaction costs) received from the sale-leaseback of certain hospital real estate during the year ended September 30, 2013, and the advanced proceeds of $144.8 million (net of certain transaction costs) received in connection with the sale of our Florida operations, which was effective October 1, 2013. Included in investing activities for the year ended September 30, 2014, is $34.1 million in capital expenditures associated with our new greenfield hospital in Lehi, Utah, Mountain Point Medical Center.

Financing Activities

Cash flows used in financing activities were $33.4 million for the year ended September 30, 2014, compared to $20.9 million in the prior year. The prior year includes proceeds from borrowings on our revolving credit facilities of $165.0 million, along with subsequent debt payments of $178.5 million. The year ended September 30, 2014, includes regular debt payments of $13.4 million and distributions to non-controlling interests of $5.3 million associated with the sale-leaseback of certain hospital real estate.

Capital Resources

As of September 30, 2014, we had the following debt arrangements:

•	$1.325 billion in senior secured credit facilities; and

•	$850.0 million in 8.375% senior notes due 2019.

At September 30, 2014, amounts outstanding under our senior secured credit facilities consisted of $989.4 million in term loans. In addition, we had $81.0 million in letters of credit outstanding under the revolving credit facility. The weighted average interest rate of outstanding borrowings under the senior secured credit facilities was 4.6% for the year ended September 30, 2014, compared to 4.8% in the prior year.

$1.325 Billion Senior Secured Credit Facilities

We are a party to a senior credit agreement (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement provides for senior secured financing of up to $1.325 billion consisting of (1) a $1.025 billion senior secured term loan facility maturing in May 2018 and (2) a $300.0 million senior secured revolving credit facility maturing in May 2016, of which up to $150.0 million may be utilized for the issuance of letters of credit (together, the “Senior Secured Credit Facilities”). Principal under the senior secured term loan facility is due in consecutive equal quarterly installments in an aggregate annual amount equal to 1% of the principal amount of $1.007 billion outstanding as of the effective date, February 20, 2013, of a repricing amendment, with the remaining balance due upon maturity of the senior secured term loan facility. The senior secured revolving credit facility does not require installment payments.

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

8.375% Senior Notes due 2019

We and IASIS Capital Corporation (together, the “Issuers”) issued an $850.0 million aggregate principal amount of Senior Notes, which mature on May 15, 2019, pursuant to an indenture, dated as of May 3, 2011, among the Issuers and certain of the Issuers’ wholly owned domestic subsidiaries that guarantee the Senior Secured Credit Facilities (the “Notes Guarantors”) (the “Indenture”). The Indenture provides that the Senior Notes are general unsecured, senior obligations of the Issuers, and initially will be unconditionally guaranteed on a senior unsecured basis.

The Senior Notes bear interest at a rate of 8.375% per annum, payable semi-annually, in cash in arrears, on May 15 and November 15 of each year. We may redeem the Senior Notes in whole or in part, at anytime on or after May 15, 2014, at a price equal to 106.281% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest and special interest, if any, to but excluding the redemption date, subject to compliance with certain conditions. Each subsequent year the redemption price declines 2.093% until 2017, and thereafter, at which point the redemption price is equal to 100% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest and special interest, if any, to but excluding the redemption date.

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

Other

We executed interest rate swaps with Citibank, N.A. (“Citibank”) and Barclays Bank PLC (“Barclays”), as counterparties, with notional amounts totaling $350.0 million, of which $50.0 million expired on September 30, 2014. The remaining agreements were effective March 28, 2013 and expire September 30, 2015 and September 30, 2016. Under these remaining agreements, we are required to make quarterly fixed rate payments to the counterparties at annual rates ranging from 1.9% to 2.2%. The counterparties are obligated to make quarterly floating rate payments to us based on the three-month LIBOR rate, each subject to a floor of 1.25%.

Capital Expenditures

We plan to finance our proposed capital expenditures with cash generated from operations, borrowings under our Senior Secured Credit Facilities and other capital sources that may become available. We expect our capital expenditures for fiscal 2015 to be $130 million to $140 million, including the following significant expenditures:

•	$65 million to $70 million for growth and new business projects;

•	$45 million to $50 million in replacement or maintenance related projects at our hospitals; and

•	$20 million in hardware and software costs related to information systems projects, including healthcare IT stimulus initiatives.

Liquidity

We rely on cash generated from our operations as our primary source of liquidity, as well as available credit facilities, project and bank financings and the issuance of long-term debt. From time to time, we have also utilized operating lease transactions that are sometimes referred to as off-balance sheet arrangements. We expect that our future funding for working capital needs, capital expenditures, long-term debt repayments and other financing activities will continue to be provided from some or all of these sources. Each of our existing and projected sources of cash is impacted by operational and financial risks that influence the overall amount of cash generated and the capital available to us. For example, cash generated by our business operations may be impacted by, among other things, economic downturns, federal and state budget initiatives, weather-related catastrophes and adverse industry conditions. Our future liquidity will be impacted by our ability to access capital markets, which may be restricted due to our credit ratings, general market conditions, leverage capacity and by existing or future debt agreements. For a further discussion of risks that can impact our liquidity, see “Item 1A.—“Risk Factors”.

Including available cash at September 30, 2014, we have available liquidity as follows (in millions):

Cash and cash equivalents	$341.2
Available capacity under our senior secured revolving credit facility	219.0

Net available liquidity at September 30, 2014	$560.2

Net available liquidity assumes 100% participation from all lenders currently participating in our senior secured revolving credit facility. In addition to our available liquidity, we expect to generate significant operating cash flows in fiscal 2015. We will also utilize proceeds from our financing activities as needed.

With respect to the disposition of our Florida operations and the sale-leaseback of certain hospital real estate, we received aggregate proceeds of approximately $427 million. The Amended and Restated Credit Agreement requires us to prepay borrowings under the senior secured term loan facility with net cash proceeds of certain asset dispositions unless such proceeds are reinvested within 12 months in existing facilities or 24 months in a greenfield construction project (36 months if there is a binding commitment for such investment within such 12 or 24 month periods). The Indenture similarly requires us to make prepayments with net cash proceeds of certain asset dispositions unless such proceeds have been either reinvested or used to prepay our obligations under the senior secured term loan facility within 365 days (an additional 180 days exists if there is a binding commitment for such investment). In September 2014, our credit facility lenders extended each of these deadlines by one year.

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

We are unable at this time to extend our evaluation of the sufficiency of our liquidity beyond three years. We cannot assure you that our operating performance will generate sufficient cash flow from operations or that future borrowings will be available under our Senior Secured Credit Facilities, or otherwise, to enable us to grow our business, service our indebtedness, or make anticipated capital expenditures and tax payments. For more information, see “Item 1A.—“Risk Factors.”

One element of our business strategy is to selectively pursue acquisitions and strategic alliances in existing and new markets. Any acquisitions or strategic alliances may result in the incurrence of, or assumption by us, of additional indebtedness. We continually assess our capital needs and may seek additional financing, including debt or equity as considered necessary to fund capital expenditures and potential acquisitions or for other corporate purposes. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. For more information, see “Item 1A.—“Risk Factors.”

We do not have any relationships with unconsolidated entities or financial partnerships, such entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Tabular Disclosure of Contractual Obligations

The following table reflects a summary of obligations and commitments outstanding including both the principal and interest portions of long-term debt and capital lease obligations at September 30, 2014.

	Payments Due By Period
	1 Year	2-3 Years	4-5 Years	More than 5 Years	Total
	(in millions)
Contractual Cash Obligations
Long-term debt, with interest (1)	$125.6	$249.9	$1,946.5	$—	$2,322.0
Capital lease obligations, with interest	1.9	1.7	1.3	3.0	7.9
Medical claims	79.5	—	—	—	79.5
Operating leases	49.0	87.9	78.0	192.9	407.8
Estimated self-insurance liabilities	15.3	22.8	17.7	25.2	81.0
Purchase obligations	40.3	23.5	15.3	4.9	84.0

Subtotal	$311.6	$385.8	$2,058.8	$226.0	$2,982.2

	Amount of Commitment Expiration Per Period
	1 Year	2-3 Years	4-5 Years	More than 5 Years	Total
	(in millions)
Other Commitments (2)
Guarantees of surety bonds	$0.5	$—	$—	$—	$0.5
Letters of credit	—	81.0	—	—	81.0
Other commitments	15.7	16.8	0.6	—	33.1

Subtotal	16.2	97.8	0.6	—	114.6

Total obligations and commitments	$327.8	$483.6	$2,059.4	$226.0	$3,096.8

(1)	We applied an interest rate of 4.5% to our Senior Secured Credit Facilities and 8.375% to our Senior Notes.
(2)	Excludes $10.2 million of unrecognized tax benefits and related interest that could result in a cash settlement, of which $7.6 million relates to timing differences between book and taxable income that may be offset by a reduction of cash tax obligations in future periods. We have not included these amounts in the above table as we cannot reliably estimate the amount and timing of payments related to these liabilities.

Seasonality

The patient volumes and total revenue at our healthcare operations are subject to seasonal variations and generally are greater during the quarter ended March 31 than other quarters. These seasonal variations are caused by a number of factors, including seasonal cycles of illness, climate and weather conditions in our markets, vacation patterns of both patients and physicians and other factors relating to the timing of elective procedures.

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

The estimates, judgments and assumptions used by us under “Allowance for Doubtful Accounts,” “Allowance for Contractual Discounts and Settlement Estimates,” “Insurance Reserves,” “Medical Claims Payable,” “Goodwill and Other Intangibles” and “Income Taxes” are, we believe, reasonable, but involve inherent uncertainties as described below, which may or may not be controllable by management. As a result, the accounting for such items could result in different amounts if management used different assumptions or if different conditions occur in future periods.

Allowance for Doubtful Accounts. Our ability to collect outstanding receivables from third-party payors and patients is critical to our operating performance and cash flows. The primary collection risk lies with uninsured patient accounts or patient accounts for which primary insurance has paid but a patient portion remains outstanding. The provision for bad debts and the allowance for doubtful accounts relate primarily to amounts due directly from patients. Our estimation of the allowance for doubtful accounts is based primarily upon the type and age of the patient accounts receivable and the effectiveness of our collection efforts. Our policy is to reserve a portion of all self-pay receivables, including amounts due from the uninsured and amounts related to co-payments and deductibles, as these charges are recorded. We monitor our accounts receivable balances and the effectiveness of our reserve policies on at least a quarterly basis and review various analytics to support the basis for our estimates. These efforts primarily consist of reviewing the following:

•	Cash collections as a percentage of net patient revenue less bad debts;

•	Changes in the aging and payor mix of accounts receivable, including increased focus on accounts due from the uninsured and accounts that represent co-payments and deductibles due from patients;

•	Revenue and volume trends by payor, particularly the self-pay components;

•	Trending of days revenue in accounts receivable;

•	Various allowance coverage statistics; and

•	Historical write-off and collection experience using a hindsight or look-back approach.

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

At September 30, 2014 and 2013, our self-pay receivables, including amounts due from uninsured patients and co-payment and deductible amounts due from insured patients, were $264.6 million and $336.2 million, respectively, while our allowance for doubtful accounts was $220.8 million and $255.7 million, respectively. Same-facility days revenue in accounts receivable were 55 at September 30, 2014, compared to 63 days at September 30, 2013. For the year ended September 30, 2014, the provision for bad debts was 15.7% of acute care revenue before provision for bad debts, compared to 16.0% in the prior year. Significant changes in payor mix or business office operations could have a significant impact on the provision for bad debts, as well as our results of operations and cash flows.

Allowance for Contractual Discounts and Settlement Estimates. We derive a significant portion of our net patient revenue from Medicare, Medicaid and managed care payors that receive discounts from our standard charges. For the years ended September 30, 2014, 2013 and 2012, Medicare, Medicaid and managed care revenue together accounted for 84.9%, 82.7% and 84.2%, respectively, of our hospitals’ net patient revenue before the provision for bad debts.

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

For governmental payors such as Medicare and Medicaid, we determine contractual discounts or allowances based upon the program’s reimbursement (payment) methodology (i.e., either prospectively determined or retrospectively determined based on costs as defined by the government payor). These contractual discounts are determined by an automated process in a manner similar to the process used for managed care revenue. Under prospective payment programs, we record contractual discounts based upon predetermined reimbursement rates. For retrospective cost-based revenues, which are less prevalent, we estimate contractual allowances based upon historical and current factors which are adjusted as necessary in future periods, when final settlements of filed cost reports are received. Net adjustments to estimated third-party payor settlements, also known as prior year contractuals, excluding the $9.3 million net impact of an industry-wide rural floor wage settlement and the newly issued Supplemental Security Income (“SSI”) ratios in fiscal year 2012, resulted in an increase in acute care revenue of $3.9 million, $8.3 million and $4.5 million for the years ended September 30, 2014, 2013 and 2012, respectively.

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

Medicare and Medicaid regulations and various managed care contracts are often complex and may include multiple reimbursement mechanisms for different types of services provided in our healthcare facilities, requiring complex calculations and assumptions which are subject to interpretation. Additionally, the services authorized and provided and resulting reimbursement are often subject to interpretation. These interpretations sometimes result in payments that differ from our estimates. Additionally, updates to regulations and contract renegotiations occur frequently, necessitating continual review and assessment of the estimation process by management. We have made significant investments in our patient accounting information systems, human resources and internal controls, which we believe greatly reduces the likelihood of a significant variance occurring between the recorded and estimated contractual discounts. Given that most of our contractual discounts are pre-defined or contractually based, and as a result of continual internal monitoring processes and our use of analytical tools, we believe the aggregate differences between amounts recorded for initial contractual discounts and final contractual discounts resulting from payments received are not significant. Finally, we believe that having a wide variety and large number of managed care contracts that are subject to review and administration on a hospital-by-hospital basis minimizes the impact on our total revenue of any imprecision in recorded contractual discounts caused by the system-load of payment terms of a particular payor. We believe that our systems and processes, as well as other items discussed, provide reasonable assurance that any change in estimate related to contractual discounts is immaterial to our financial position, results of operations and cash flows.

Insurance Reserves. Given the nature of our operating environment, we may become subject to medical malpractice or workers’ compensation claims or lawsuits. We maintain third-party insurance coverage for individual malpractice and workers’ compensation claims to mitigate a portion of this risk. In addition, we maintain excess coverage limiting our exposure to an aggregate annual amount for claims. We estimate our reserve for self-insured professional and general liability and workers’ compensation risks using historical claims data, demographic factors, severity factors, current incident logs and other actuarial analysis. At September 30, 2014 and 2013, our professional and general liability accrual for asserted and unasserted claims was $66.5 million and $68.2 million, respectively. For the years ended September 30, 2014, 2013 and 2012, our total premiums and self-insured retention cost for professional and general liability insurance was $17.4 million, $14.8 million and $21.5 million, respectively.

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

Valuations from our independent actuary for professional and general liability losses resulted in a change in related estimates for prior years which decreased professional and general liability expense by the following amounts (in millions):

Year ended September 30, 2014	$(4.1)
Year ended September 30, 2013	$(9.4)
Year ended September 30, 2012	$(0.9)

Our estimate of the reserve for professional and general liability claims is based upon actuarial calculations that are completed semi-annually. The changes in estimates noted above were recognized in the periods in which the independent actuarial calculations were received. The key assumptions underlying the development of our estimate (loss development, trends and increased limits factors) have not changed materially, as they are largely based upon professional liability insurance industry data published by the Insurance Services Office, a leading provider of data, underwriting, risk management and legal/regulatory services. The reductions in professional and general liability expense related to changes in prior year estimates reflected above for the years ended September 30, 2014, 2013 and 2012, are the result of better than expected claims experience as compared to the industry benchmarks for loss development included in the original actuarial estimate.

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

As reported at September 30, 2014	$66.5
75% Confidence Level	$71.1
90% Confidence Level	$83.6

Valuations from our independent actuary for workers’ compensation losses resulted in a change in related estimates for prior years which decreased workers’ compensation expense by the following amounts (in millions):

Year ended September 30, 2014	$(1.2)
Year ended September 30, 2013	$(1.2)
Year ended September 30, 2012	$(1.1)

Medical Claims Payable. Medical claims expense, including claims paid to our hospitals, was $609.9 million, $474.4 million and $473.2 million, or 83.5%, 84.1% and 83.1% of premium and service revenues for the years ended September 30, 2014, 2013 and 2012, respectively. For the years ended September 30, 2014, 2013 and 2012, $13.1 million, $7.1 million and $7.1 million, respectively, of health plan payments made to hospitals and other healthcare entities owned by us for services provided to our enrollees were eliminated in consolidation.

The following table shows the components of the change in medical claims payable (in thousands):

	Year Ended September 30, 2014	Year Ended September 30, 2013	Year Ended September 30, 2012
Medical claims payable as of October 1	$57,514	$61,142	$85,723
Medical claims expense incurred during the year
Related to current year	605,721	476,217	489,387
Related to prior years	4,136	(1,831)	(16,170)

Total expenses	609,857	474,386	473,217

Medical claims payments during the year
Related to current year	(525,706)	(421,120)	(430,788)
Related to prior years	(62,216)	(56,894)	(67,010)

Total payments	(587,922)	(478,014)	(497,798)

Medical claims payable as of September 30	$79,449	$57,514	$61,142

As reflected in the table above, medical claims expense for the year ended September 30, 2014, includes $4.1 million in increases in medical costs related to prior years resulting from unfavorable development in the Medicaid product line of $4.1 million. The unfavorable development in the Medicaid product line for the year ended September 30, 2014, is attributable to higher than anticipated medical costs resulting from a general increase in medical utilization. Medical claims expense for the years ended September 30, 2013 and 2012, includes $1.8 million and $16.2 million, respectively, of reductions in medical costs related to prior years resulting from favorable development in the Medicaid product line of $1.5 million and $16.5 million, respectively. The favorable development in the Medicaid product line for the years ended September 30, 2013 and 2012, is attributable to lower than anticipated medical costs resulting from a general decline in medical utilization, the loss of member lives due to changes in Arizona’s Medicaid eligibility structure, AHCCCS provider payment reductions and improvements in care management and other operational initiatives. Medical claims expense was impacted by unfavorable development in the Medicare product line of $0.1 million and $0.4 million for the years ended September 30, 2014 and 2012, respectively. Medical expense was impacted by favorable development in the Medicare product line of $0.3 million for the year ended September 30, 2013.

We estimate our medical claims payable using historical claims experience (including severity and payment lag time) and other actuarial analysis including number of enrollees, age of enrollees and certain enrollee health indicators to predict the cost of healthcare services provided to enrollees during any given period. While management believes that its estimation methodology effectively captures trends in medical claims costs, actual payments could differ significantly from our estimates given changes in healthcare costs or adverse experience. For example, our medical claims payable is primarily composed of estimates related to the most recent three months and periods prior to the most recent three months. The claims trend factor, which is developed through a comprehensive analysis of claims incurred in prior months, is the most significant component used in developing the claims liability estimates for the most recent three months. The completion factor is an actuarial estimate, based upon historical experience, of the percentage of incurred claims during a given period that have been adjudicated as of the date of estimation. The completion factor is the most significant component used in developing the claims liability estimates for the periods prior to the most recent three months. The following table illustrates the sensitivity of our medical claims payable at September 30, 2014, and the estimated potential impact on our results of operations, to changes in these factors that management believes are reasonably likely based upon our historical experience and currently available information (dollars in thousands):

Claims Trend Factor		Completion Factor
Increase (Decrease) in Factor	Increase (Decrease) in Medical Claims Payable	Increase (Decrease) in Factor	Increase (Decrease) in Medical Claims Payable
(3.0%)	$(3,559)	1.0%	$(2,755)
(2.0)	(2,373)	0.5	(1,574)
(1.0)	(1,186)	(0.5)	2,707
1.0	1,186	(1.0)	5,670

Goodwill and Other Intangibles. The accounting policies and estimates related to goodwill and other intangibles are considered critical because of the significant impact that impairment could have on our financial results. We record all assets and liabilities acquired in purchase acquisitions, including goodwill, indefinite-lived intangibles, and other intangibles, at fair value as required by Financial Accounting Standards Board (“FASB”) authoritative guidance regarding business combinations. The initial recording of goodwill and other intangibles requires subjective judgments concerning estimates of the fair value of the acquired assets. Goodwill, which was $814.5 million at September 30, 2014, is not amortized but is subject to tests for impairment annually or more often if events or circumstances indicate it may be impaired. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. We did not record an impairment loss during the years ended September 30, 2014, 2013 or 2012, in association with continuing operations. Other identifiable intangible assets, net of accumulated amortization, were $23.3 million at September 30, 2014, compared to $26.0 million at September 30, 2013. These are amortized over their estimated useful lives and are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections. Estimated cash flows may extend far into the future and, by their nature, are difficult to determine over an extended timeframe. Factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, and changes in discount rates and specific industry or market sector conditions. Other key judgments in accounting for intangible assets include useful life and classification between goodwill and indefinite-lived intangibles or other intangibles which require amortization. See “Goodwill and Other Intangible Assets” in the Notes to Consolidated Financial Statements for additional information regarding intangible assets. The impact of a 5% impairment charge to goodwill or intangible assets would result in a reduction in pre-tax income of $41.9 million.

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

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We do not, however, hold or issue financial instruments or derivatives for trading or speculative purposes. At September 30, 2014, the following components of our Senior Secured Credit Facilities bear interest at variable rates at specified margins above either the agent bank’s alternate base rate or the LIBOR rate: (i) a $1.025 billion, seven-year term loan; and (ii) a $300.0 million, five-year revolving credit facility. As of September 30, 2014, we had outstanding variable rate debt of $989.4 million.

We have managed our market exposure to changes in interest rates by implementing a comprehensive interest rate hedging strategy that includes converting variable rate debt to fixed rate debt. We have executed interest rate swaps for non-trading and non-speculative purposes with Citibank and Barclays, as counterparties, with notional amounts totaling $350.0 million, of which $50.0 million expired on September 30, 2014. The remaining agreement were effective March 28, 2013 and expire between September 30, 2015 and September 30, 2016, and have annual rates ranging from 1.9% to 2.2%. Our interest rate hedging agreements expose us to credit risk in the event of non-performance by our counterparties, Citibank and Barclays. However, we do not anticipate non-performance by either of our counterparties.

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

IASIS Healthcare LLC

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

IASIS Healthcare Corporation, sole member of IASIS Healthcare LLC

We have audited the accompanying consolidated balance sheets of IASIS Healthcare LLC (“the Company”) as of September 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended September 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IASIS Healthcare LLC at September 30, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Nashville, Tennessee

December 8, 2014

IASIS HEALTHCARE LLC

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	September 30, 2014	September 30, 2013
ASSETS
Current assets
Cash and cash equivalents	$341,180	$438,131
Accounts receivable, less allowance for doubtful accounts of $220,797 and $255,725 at September 30, 2014 and 2013, respectively	305,654	371,006
Inventories	57,632	57,781
Deferred income taxes	2,523	26,096
Prepaid expenses and other current assets	235,155	126,412
Assets held for sale	50,151	119,141

Total current assets	992,295	1,138,567

Property and equipment, net	826,478	833,169
Goodwill	814,498	816,410
Other intangible assets, net	23,331	25,957
Other assets, net	62,362	66,162

Total assets	$2,718,964	$2,880,265

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$127,953	$129,542
Salaries and benefits payable	71,121	62,884
Accrued interest payable	28,820	27,519
Medical claims payable	79,449	57,514
Other accrued expenses and current liabilities	73,497	92,553
Current portion of long-term debt, capital leases and other obligations	12,690	13,221
Advance on divestiture	—	144,803
Liabilities held for sale	9,171	3,208

Total current liabilities	402,701	531,244

Long-term debt, capital leases and other obligations	1,841,110	1,852,822
Deferred income taxes	100,868	115,592
Other long-term liabilities	117,289	123,120

Non-controlling interests with redemption rights	108,156	105,464

Equity
Member’s equity	139,164	142,262
Non-controlling interests	9,676	9,761

Total equity	148,840	152,023

Total liabilities and equity	$2,718,964	$2,880,265

See accompanying notes.

IASIS HEALTHCARE LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands)

	Year Ended September 30,
	2014	2013	2012
Revenues
Acute care revenue before provision for bad debts	$2,140,675	$2,047,880	$1,917,576
Less: Provision for bad debts	(337,118)	(326,978)	(241,777)

Acute care revenue	1,803,557	1,720,902	1,675,799
Premium and service revenues	730,030	564,152	569,142

Total revenue	2,533,587	2,285,054	2,244,941

Costs and expenses
Salaries and benefits (includes stock-based compensation of $10,329, $3,855 and $10,077, respectively)	892,714	848,010	790,080
Supplies	299,760	294,409	283,663
Medical claims	596,778	467,294	466,125
Rentals and leases	72,714	52,896	42,785
Other operating expenses	426,933	393,516	415,097
Medicare and Medicaid EHR incentives	(14,753)	(20,723)	(21,831)
Interest expense, net	130,818	133,206	137,990
Depreciation and amortization	95,312	94,026	101,264
Management fees	5,000	5,000	5,000

Total costs and expenses	2,505,276	2,267,634	2,220,173

Earnings from continuing operations before gain (loss) on disposal of assets and income taxes	28,311	17,420	24,768
Gain (loss) on disposal of assets, net	3,402	(8,982)	2,241

Earnings from continuing operations before income taxes	31,713	8,438	27,009
Income tax expense	8,424	3,647	1,981

Net earnings from continuing operations	23,289	4,791	25,028
Earnings (loss) from discontinued operations, net of income taxes	(14,005)	5,708	6,560

Net earnings	9,284	10,499	31,588
Net earnings attributable to non-controlling interests	(11,668)	(7,215)	(8,712)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(2,384)	$3,284	$22,876

See accompanying notes.

IASIS HEALTHCARE LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	Year Ended September 30,
	2014	2013	2012
Net earnings	$9,284	$10,499	$31,588

Other comprehensive income (loss)
Change in fair value of highly effective interest rate hedges	2,023	1,662	(5,914)
Amortization of other comprehensive loss related to ineffective interest rate hedges	—	—	2,057

Other comprehensive income (loss) before income taxes	2,023	1,662	(3,857)

Change in income tax benefit (expense)	(738)	(618)	1,432

Other comprehensive income (loss), net of income taxes	1,285	1,044	(2,425)

Comprehensive income	10,569	11,543	29,163

Net earnings attributable to non-controlling interests	(11,668)	(7,215)	(8,712)

Comprehensive income (loss) attributable to IASIS Healthcare LLC	$(1,099)	$4,328	$20,451

See accompanying notes.

IASIS HEALTHCARE LLC

CONSOLIDATED STATEMENTS OF EQUITY

(In Thousands)

	Non-controlling Interests with Redemption Rights	Member’s Equity	Non- controlling Interests	Total Equity

Balance at September 30, 2011	$95,977	$118,000	$9,790	$127,790
Net earnings	8,643	22,876	69	22,945
Distributions to non-controlling interests	(8,580)	—	(86)	(86)
Repurchase of non-controlling interests	(589)	—	—	—
Acquisition related adjustments to redemption value of non-controlling interests with redemption rights	438	—	—	—
Other	(3,479)	—	10	10
Stock-based compensation	—	10,077	—	10,077
Other comprehensive loss	—	(2,425)	—	(2,425)
Adjustments related to tax benefit from parent company tax deductions	—	(191)	—	(191)
Income tax benefit from exercised employee stock options	—	6	—	6
Adjustment to redemption value of non-controlling interests with redemption rights	6,754	(6,754)	—	(6,754)

Balance at September 30, 2012	99,164	141,589	9,783	151,372
Net earnings	7,176	3,284	39	3,323
Distributions to non-controlling interests	(5,951)	—	(61)	(61)
Repurchase of non-controlling interests	(1,272)	—	—	—
Sale of non-controlling interests	1,262	—	—	—
Acquisition related adjustments to redemption value of non-controlling interests with redemption rights	364	—	—	—
Other	(3,316)	22	—	22
Stock-based compensation	—	3,855	—	3,855
Other comprehensive income	—	1,044	—	1,044
Income tax benefit from exercised employee stock options	—	16	—	16
Adjustments related to tax benefit from parent company tax deductions	—	489	—	489
Adjustment to redemption value of non-controlling interests with redemption rights	8,037	(8,037)	—	(8,037)

Balance at September 30, 2013	105,464	142,262	9,761	152,023
Net earnings (loss)	11,694	(2,384)	(26)	(2,410)
Distributions to non-controlling interests	(15,559)	—	(59)	(59)
Repurchase of non-controlling interests	(770)	—	—	—
Acquisition related adjustments to redemption value of non-controlling interests with redemption rights	235	—	—	—
Other	(3,370)	(31)	—	(31)
Stock-based compensation	—	10,329	—	10,329
Other comprehensive income	—	1,285	—	1,285
Redemption of shares for payroll tax withholding requirements	—	(1,838)	—	(1,838)
Adjustments related to tax benefit from parent company tax deductions	—	3	—	3
Adjustment to redemption value of non-controlling interests with redemption rights	10,462	(10,462)	—	(10,462)

Balance at September 30, 2014	$108,156	$139,164	$9,676	$148,840

See accompanying notes.

IASIS HEALTHCARE LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended September 30,
	2014	2013	2012
Cash flows from operating activities
Net earnings	$9,284	$10,499	$31,588
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	95,312	94,026	101,264
Amortization of loan costs	7,412	7,612	7,309
Amortization of deferred gain on sale-leaseback transaction	(2,496)	—	—
Change in physician minimum revenue guarantees	2,709	2,807	2,462
Stock-based compensation	10,329	3,855	10,077
Deferred income taxes	3,491	(6,220)	13,375
Income tax benefit from stock-based compensation	—	16	6
Income tax benefit from parent company	3	489	(191)
Fair value change in interest rate hedges	—	—	(1,410)
Amortization of other comprehensive loss	—	—	2,057
Loss (gain) on disposal of assets, net	(3,402)	8,982	(2,241)
Loss (earnings) from discontinued operations, net	14,005	(5,708)	(6,560)
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	(1,551)	(1,724)	(61,164)
Inventories, prepaid expenses and other current assets	(107,413)	(14,277)	(43,702)
Accounts payable, other accrued expenses and other accrued liabilities	71,808	822	(16,300)
Income taxes and other transaction costs payable related to sale-leaseback of real estate	(22,270)	—	—

Net cash provided by operating activities—continuing operations	77,221	101,179	36,570
Net cash provided by (used in) operating activities—discontinued operations	(18,350)	(3,027)	7,757

Net cash provided by operating activities	58,871	98,152	44,327

Cash flows from investing activities
Purchases of property and equipment	(114,586)	(106,555)	(96,952)
Cash received (paid) for acquisitions, net	(1,038)	2,996	(8,163)
Cash advance on divestiture	—	144,803	—
Cash received (paid) for sale-leaseback of real estate	(3,025)	277,983	—
Proceeds from sale of assets	1,903	83	28
Change in other assets, net	(631)	(2,210)	2,161

Net cash provided by (used in) investing activities—continuing operations	(117,377)	317,100	(102,926)
Net cash used in investing activities—discontinued operations	(5,038)	(5,128)	(15,416)

Net cash provided by (used in) investing activities	(122,415)	311,972	(118,342)

Cash flows from financing activities
Payment of long-term debt, capital leases and other obligations	(13,365)	(178,459)	(14,177)
Proceeds from revolving credit facilities	—	165,000	—
Payment of debt financing costs	(1,691)	(1,024)	(998)
Distributions to non-controlling interests	(15,618)	(6,012)	(8,666)
Cash received for the sale of non-controlling interests	—	849	—
Cash paid for the repurchase of non-controlling interests	(770)	(1,211)	(589)
Redemption of shares for payroll tax withholding requirements	(1,838)	—	—
Other	—	22	—

Net cash used in financing activities—continuing operations	(33,282)	(20,835)	(24,430)
Net cash used in financing activities—discontinued operations	(125)	(40)	—

Net cash used in financing activities	(33,407)	(20,875)	(24,430)

Change in cash and cash equivalents	(96,951)	389,249	(98,445)
Cash and cash equivalents at beginning of period	438,131	48,882	147,327

Cash and cash equivalents at end of period	$341,180	$438,131	$48,882

Supplemental disclosure of cash flow information:
Cash paid for interest	$123,253	$126,693	$132,053

Cash paid (received) for income taxes, net	$33,086	$(16,181)	$(13,946)

See accompanying notes.

IASIS HEALTHCARE LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

IASIS Healthcare LLC (“IASIS” or the “Company”) provides high quality affordable healthcare services primarily in high-growth urban and suburban markets. As of September 30, 2014, we owned or leased 16 acute care hospital facilities and one behavioral health hospital facility with a total of 3,781 licensed beds, several outpatient service facilities and 134 physician clinics. On September 26, 2014, the Company approved and committed to a plan to dispose of its Nevada operations, which includes one hospital in the Las Vegas area and related physician operations. Accordingly, the Company’s Nevada operations have been included in discontinued operations in these consolidated financial statements for all periods presented. For more information on the Company’s discontinued operations see Note 6. On November 11, 2014, the Company entered into a definitive agreement to sell its Nevada operations. As part of continuing operations, the Company owns or leases 15 acute care hospital facilities and one behavioral health hospital facility with a total of 3,604 licensed beds, several outpatient service facilities and 132 physician clinics.

IASIS’ continuing operations are in various regions including:

•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	five cities in Texas, including Houston and San Antonio; and

•	West Monroe, Louisiana.

The Company also owns and operates Health Choice Arizona, Inc. and related entities (“Health Choice” or the “Plan”), a provider-owned, managed care organization and insurer that delivers healthcare services to more than 340,900 members through multiple health plans, accountable care networks and managed care solutions. The Plan is headquartered in Phoenix, Arizona, with offices in Tampa, Florida and Salt Lake City, Utah.

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

Reclassifications

As a result of discontinued operations, certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no impact on the Company’s total assets or total liabilities and equity.

General and Administrative

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company include the IASIS corporate office costs (excluding stock-based compensation costs), which were $56.6 million, $41.6 million and $46.3 million for the years ended September 30, 2014, 2013 and 2012, respectively.

Discontinued Operations

In accordance with provisions of Financial Accounting Standards Board (“FASB”) authoritative guidance regarding discontinued operations, the Company has presented the operating results, financial position and cash flows of its previously disposed facilities as discontinued operations, net of income taxes, in the accompanying consolidated financial statements. Additionally, the Company includes in discontinued operations facilities that are part of an approved and committed plan to sell or dispose.

2. SIGNIFICANT ACCOUNTING POLICIES

Acute Care Revenue and Accounts Receivable

The Company’s healthcare facilities have entered into agreements with third-party payors, including government programs (Medicare, Medicaid and TRICARE), managed care health plans, including Medicare and Medicaid managed health plans, commercial insurance companies and employers under which the facilities are paid based upon established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges. Additionally, the Company offers discounts through its uninsured discount program to all uninsured patients receiving healthcare services who do not qualify for assistance under state Medicaid, other federal or state assistance plans, or charity care.

In the ordinary course of business, the Company provides care without charge to patients who are financially unable to pay for the healthcare services they receive. Because the Company does not pursue collection of amounts determined to qualify as charity care, they are not reported in acute care revenue. Accordingly, the Company records revenue deductions for patient accounts that meet its guidelines for charity care. The Company provides charity care to patients with income levels below 200% of the federal poverty level (“FPL”). Additionally, at all of the Company’s hospitals, a sliding scale of reduced rates is offered to uninsured patients, who are not covered through federal, state or private insurance, with incomes between 200% and 400% of the FPL. The estimated cost incurred by the Company to provide services to patients who qualify for charity care was $12.9 million, $12.5 million and $14.2 million for the years ended September 30, 2014, 2013 and 2012, respectively. These estimates were determined by applying a ratio of costs to gross charges multiplied by the Company’s gross charity care charges.

Acute care revenue is reported at the estimated net realizable amounts from third-party payors and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with third-party payors. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and are adjusted, if necessary, in future periods when final settlements are determined. Net adjustments to estimated third-party payor settlements (“prior year contractuals”) resulted in an increase in acute care revenue of $3.9 million, $8.3 million and $13.8 million for the years ended September 30, 2014, 2013 and 2012, respectively. The Company also records a provision for bad debts related to uninsured accounts, as well as co-insurance and deductible balances due from insured patients, to reflect its self-pay accounts receivable at the estimated amounts expected to be collected. The sources of the Company’s hospital net patient revenue by payor before its provision for bad debts are summarized as follows:

	Year Ended September 30,
	2014	2013	2012
Medicare	20.4%	21.1%	21.2%
Managed Medicare	10.8	10.6	9.7
Medicaid and managed Medicaid	12.8	11.8	13.5
Managed care	40.9	39.2	39.8
Self-pay	15.1	17.3	15.8

Total	100.0%	100.0%	100.0%

During the years ended September 30, 2014, 2013 and 2012, 44.0%, 43.5% and 44.4%, respectively, of the Company’s net patient revenue before its provision for bad debts related to patients participating in the Medicare and Medicaid programs, including Medicare and Medicaid managed health plans. The Company recognizes that revenue and receivables from government agencies are significant to its operations, but does not believe that there is significant credit risks associated with these government agencies. The Company believes that concentration of credit risk from other payors is limited due to the number of patients and payors.

Allowance for Doubtful Accounts

The provision for bad debts and the associated allowance for doubtful accounts relate primarily to amounts due directly from patients. The Company does not pursue collection of amounts related to patients who qualify for charity care under the Company’s guidelines; therefore, charity care accounts are deducted from gross revenue and are not included in the provision for bad debts.

The Company’s estimation of its allowance for doubtful accounts is based primarily upon the type and age of the patient accounts receivable and the effectiveness of related collection efforts. The Company’s policy is to reserve a portion of all self-pay receivables, including amounts due from the uninsured and amounts related to co-payments and deductibles, as these charges are recorded. The Company monitors accounts receivable balances and the effectiveness of reserve policies on a monthly basis and reviews various analytics to support the basis for its estimates. These efforts primarily consist of reviewing the following:

•	Cash collections as a percentage of net patient revenue less bad debts;

•	Changes in the aging and payor mix of accounts receivable, including increased focus on accounts due from the uninsured and accounts that represent co-payments and deductibles due from patients;

•	Revenue and volume trends by payor, particularly the self-pay components;

•	Trending of days revenue in accounts receivable;

•	Various allowance coverage statistics; and

•	Historical write-off and collection experience using a hindsight or look-back approach.

At September 30, 2014 and 2013, the Company’s self-pay receivables, including amounts due from uninsured patients and co-payment and deductible amounts due from insured patients, were $264.6 million and $336.2 million, respectively. At September 30, 2014 and 2013, the Company’s allowance for doubtful accounts was $220.8 million and $255.7 million, respectively.

A summary of activity in the Company’s allowance for doubtful accounts is as follows (in thousands):

	Beginning Balance	Provision for Bad Debts	Accounts Written Off, Net of Recoveries	Ending Balance
Year Ended September 30, 2012	$185,481	241,777	(192,104)	$235,154
Year Ended September 30, 2013	235,154	326,978	(306,407)	255,725
Year Ended September 30, 2014	255,725	337,118	(372,046)	220,797

Reimbursement Settlements

During fiscal 2012, a settlement agreement (the “Rural Floor Settlement”) was signed between the Centers for Medicare and Medicaid Services (“CMS”) and a large number of healthcare service providers, including the Company’s hospitals. The Rural Floor Settlement was intended to resolve all claims that had been brought or could have been brought relating to CMS’ calculation of the rural floor budget neutrality adjustment that was created by the Balanced Budget Act of 1997 for federal fiscal year 1998 through and including federal fiscal year 2011. As a result of the Rural Floor Settlement, the Company recognized $11.7 million of additional acute care revenue during the year ended September 30, 2012, which was included in the Company’s prior year contractuals.

During the year ended September 30, 2012, acute care revenue included an unfavorable adjustment of $2.4 million related to the newly issued Supplemental Security Income (“SSI”) ratios utilized for calculating Medicare disproportionate share hospital reimbursement for federal fiscal years 2006 through 2009.

Premium and Service Revenues

Health Choice is the Company’s managed care organization and insurer that serves health plan enrollees in Arizona and Utah. The Plan derives most of its revenue through a contract in Arizona with the Arizona Health Care Cost Containment System (“AHCCCS”) to provide specified health services to qualified Medicaid enrollees through contracted providers. AHCCCS is the state agency that administers Arizona’s Medicaid program.

Effective October 1, 2013, Health Choice entered into a new contract with AHCCCS with an initial term of three years, and includes two one-year renewal options at the discretion of AHCCCS. The contract is terminable without cause on 90 days’ written notice or for cause upon written notice if the Company fails to comply with any term or condition of the contract or fails to take corrective action as required to comply with the terms of the contract. Additionally, AHCCCS can terminate the contract in the event of the unavailability of state or federal funding.

Health Choice also provides coverage as a Medicare Advantage Prescription Drug (“MAPD”) Special Needs Plan (“SNP”) provider pursuant to a contract with CMS. The SNP allows Health Choice to offer Medicare and Part D drug benefit coverage for new and existing dual-eligible members (i.e. those that are eligible for Medicare and Medicaid). The contract with CMS includes successive one-year renewal options at the discretion of CMS and is terminable without cause on 90 days’ written notice or for cause upon written notice if the Company fails to comply with any term or condition of the contract or fails to take corrective action as required to comply with the terms of the contract. Health Choice has received notification that CMS is exercising its option to extend its contract through December 31, 2015.

In Arizona and surrounding states, the Plan subcontracts with hospitals, physicians and other medical providers to provide services to its Medicaid and Medicare enrollees in Apache, Coconino, Gila, Maricopa, Mohave, Navajo, Pima and Pinal counties, regardless of the actual costs incurred to provide these services.

The Plan’s contracts require the arrangement of healthcare services for enrolled patients in exchange for fixed monthly premiums, based upon negotiated per capita member rates. Capitation payments received by Health Choice are recognized as revenue in the month that members are entitled to healthcare services. The Plan receives reinsurance and other supplemental payments from AHCCCS for healthcare costs that exceed stated amounts at a rate ranging from 75% to 100% of qualified healthcare costs in excess of stated levels of up to $35,000 per claim, depending on the eligibility classification of the member. Qualified costs must be incurred during the contract year and are the lesser of the amount paid by the Plan or the AHCCCS fee schedule. Reinsurance recoveries are recognized under the contract with AHCCCS when healthcare costs exceed stated amounts as provided under the contract, including estimates of such costs at the end of each accounting period.

On March 10, 2014, Health Choice entered into a contract with a large national insurer to provide management and administrative services to Medicaid enrollees in two separate geopgraphic areas in the state of Florida. Under this contract, which covers approximately 83,400 Medicaid enrollees, Health Choice receives an administrative fee based upon the number of members served. The contract has an intial term of one year, with automatic annual renewal options that also provide each party with termination options.

The sources of Health Choice’s premium and service revenues by major product line are summarized as follow:

	Year Ended September 30,
	2014	2013	2012
Medicaid and Medicaid MSO	87.2%	90.1%	90.3%
MAPD SNP	12.6	9.9	9.7
Other	0.2	—	—

Total	100.0%	100.0%	100.0%

Medicare and Medicaid EHR Incentives

The American Recovery and Reinvestment Act of 2009 provides for Medicare and Medicaid incentive payments that began in calendar year 2011 for eligible hospitals and professionals that implement certified electronic health records (“EHR”) technology and adopt the related meaningful use requirements. The Company recognizes income related to the Medicare or Medicaid incentives as the Company is able to satisfy all appropriate contingencies, which includes completing attestations as to eligible hospitals adopting, implementing or demonstrating meaningful use of certified EHR technology, and additionally for Medicare incentives, deferring income until the related Medicare fiscal year has passed and cost report information used to determine the final amount of reimbursement is known. Included in the accompanying consolidated statements of operations for the years ended September 30, 2014, 2013 and 2012, is $14.8 million, $20.7 million and $21.8 million, respectively, of operating income related to Medicare and Medicaid EHR incentives recognized during the respective year. The Company has incurred both capital costs and operating expenses in order to implement certified EHR technology and meet meaningful use requirements. These costs and expenses are projected to continue during all stages of certified EHR technology and meaningful use implementation. As a result, the timing of the expense recognition will not correlate with the receipt of the incentive payments or the recognition of operating income.

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

As discussed in Note 3, cash generated from certain asset dispositions may be subject to prepayment requirements under the Company’s senior credit agreement and indenture.

Inventories

Inventories, principally medical supplies, implants and pharmaceuticals, are stated at the lower of cost or market.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at September 30, 2014 and 2013, include amounts due to the Company in connection with Texas supplemental Medicaid reimbursement programs totaling $90.2 million and $66.8 million, respectively. The source of the Company’s receivables under these Texas private supplemental Medicaid reimbursements programs are comprised of the following:

	September 30, 2014	September 30, 2013
Disproportionate share hospital (“DSH”) program	$34,917	$30,075
Uncompensated care (“UC”) program	36,867	19,458
Delivery System Reform Incentive Pool (“DSRIP”)	18,424	17,315

	$90,208	$66,848

The Texas legislature and the Texas Health and Human Services Commission (“THHSC”) recommended expanding Medicaid managed care enrollment in the state, and in December 2011, CMS approved a five-year Medicaid waiver that: (1) allows Texas to expand its Medicaid managed care program while preserving hospital funding; (2) provides incentive payments for improvements in healthcare delivery; and (3) directs more funding to hospitals that serve large numbers of uninsured patients. Certain of the Company’s acute care hospitals currently receive supplemental Medicaid reimbursement, including reimbursement from programs for participating private hospitals that enter into indigent care affiliation agreements with public hospitals or county governments in the state of Texas. Under the CMS-approved programs, affiliated hospitals, including the Company’s Texas hospitals, have expanded the community healthcare safety net by providing indigent healthcare services. Revenue recognized under these Texas private supplemental Medicaid reimbursement programs, including amounts recognized under the Texas Medicaid Disproportionate Share Hospital Program (“Texas Medicaid DSH”) for the years ended September 30, 2014, 2013 and 2012, was $106.7 million, $98.8 million and $111.8 million, respectively. Under the Medicaid waiver, funds are distributed to participating hospitals based upon both the costs associated with providing care to individuals without third party coverage and the investment made to support coordinating care and quality improvements that transform the local communities’ care delivery systems. The responsibility to coordinate and develop plans that address the concerns of the local delivery care systems, including improved access, quality, cost effectiveness and coordination are controlled primarily by government-owned public hospitals that serve the surrounding geographic areas. Complexities of the underlying methodologies in determining the funding for the state’s Medicaid supplemental reimbursement programs, along with a lack of sufficient resources at THHSC to administer the programs, has resulted in a delay in related reimbursements.

On October 1, 2014, the THHSC issued a notice to certain hospitals participating in the Texas waiver program. These hospitals operate in the surrounding areas of Dallas, Tarrant and Nueces counties (including the cities of Dallas/Fort Worth, Corpus Christi and Austin). According to the notice, a review conducted by CMS identified some of these affiliation agreements it believed may be inconsistent with the waiver. As a result of these findings, CMS notified the THHSC that it is deferring the federal portion of the Medicaid payments associated with these affiliations. None of the Company’s hospitals are included in the programs being reviewed by CMS. However, we cannot assure you that in the future, CMS, THHSC and other similar agencies will not audit or delay our programs that reduces the amount or slows the timing of our receipt of such funding.

Long-lived Assets

The primary components of the Company’s long-lived assets are discussed below. When events, circumstances or operating results indicate that the carrying values of certain long-lived assets and related identifiable intangible assets (excluding goodwill) that are expected to be held and used might be impaired under the provisions of FASB authoritative guidance regarding accounting for the impairment or disposal of long-lived assets, the Company considers the recoverability of assets to be held and used by comparing the carrying amount of the assets to the undiscounted value of future net cash flows expected to be generated by the assets. If assets are identified as impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets as determined by independent appraisals or estimates of discounted future cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of September 30, 2014, the Company has not identified any indicators of impairment related to long-lived assets associated with its continuing operations.

Property and Equipment

Property and equipment are stated at cost. Routine maintenance and repairs are charged to expense as incurred. Expenditures that increase capacities or extend useful lives are capitalized. Buildings and improvements are depreciated over estimated useful lives ranging generally from 14 to 40 years. Estimated useful lives of equipment range generally from 3 to 25 years. Leasehold improvements are amortized on a straight-line basis over the lesser of the terms of the respective leases or their estimated useful lives. Depreciation expense, including amortization of assets capitalized under capital leases, is computed using the straight-line method and was $92.0 million, $91.0 million and $98.3 million for the years ended September 30, 2014, 2013 and 2012, respectively.

Other Assets

Other assets includes costs associated with the issuance of debt, which are amortized over the term of the related debt. Amortization of deferred financing costs is included in interest expense and totaled $5.9 million, $5.8 million and $5.8 million for the years ended September 30, 2014, 2013 and 2012, respectively. Deferred financing costs, net of accumulated amortization, totaled $23.1 million and $27.3 million at September 30, 2014 and 2013, respectively.

Goodwill

Goodwill is not amortized but is subject to annual tests for impairment or more often if events or circumstances indicate it may be impaired. Impairment testing for goodwill is done at the reporting unit level, which has been determined to be at a market level based upon geographic and operational factors. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company completed its annual impairment test of goodwill as of September 30, 2014, and no indicators of impairment were noted.

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

Non-controlling Interests in Consolidated Entities

Non-controlling interests represent the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The Company’s accompanying consolidated financial statements include all assets, liabilities, revenues and expenses at their consolidated amounts, which include the amounts attributable to the Company and the non-controlling interest. The Company recognizes as a separate component of equity and earnings the portion of income or loss attributable to non-controlling interests based on the portion of each entity not owned by the Company.

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

Redeemable Non-controlling Interest in Consolidated Entities

The Company consolidates nine subsidiaries with non-controlling interests that include third-party partners that own limited partnership units with certain redemption features. The redeemable limited partnership units require the Company to buy back the units upon the occurrence of certain events at the fair value of the units. In addition, the limited partnership agreements for all of the limited partnerships provide the limited partners with put rights which allow the units to be sold back to the Company, subject to certain limitations, at the fair value of the units. According to the limited partnership agreements, the fair value of the units for this repurchase purpose is generally calculated as the product of the most current audited fiscal period’s EBITDA (earnings before interest, taxes, depreciation, amortization and management fees) and a fixed multiple, less any long-term debt of the entity. The majority of these put rights require an initial holding period of six years after purchase, at which point the holder of the redeemable limited partnership units may put back to the Company 20% of such holder’s units. Each succeeding year, the number of vested redeemable units will increase by 20% until the end of the tenth year after the initial investment, at which point 100% of the units may be put back to the Company. Under no circumstances shall the Company be required to repurchase more than 25% of the total vested redeemable limited partnership units in any fiscal year. The equity attributable to these interests has been classified as non-controlling interests with redemption rights in the accompanying consolidated balance sheets.

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

The following table shows the components of the change in medical claims payable (in thousands):

	Year Ended September 30,
	2014	2013	2012
Medical claims payable as of October 1	$57,514	$61,142	$85,723
Medical claims expense incurred during the year
Related to current year	605,721	476,217	489,387
Related to prior years	4,136	(1,831)	(16,170)

Total expenses	609,857	474,386	473,217

Medical claims payments during the year
Related to current year	(525,706)	(421,120)	(430,788)
Related to prior years	(62,216)	(56,894)	(67,010)

Total payments	(587,922)	(478,014)	(497,798)

Medical claims payable as of September 30	$79,449	$57,514	$61,142

As reflected in the table above, medical claims expense for the year ended September 30, 2014, includes $4.1 million in increases in medical costs related to prior years resulting from unfavorable development in the Medicaid product line of $4.1 million. The unfavorable development in the Medicaid product line for the year ended September 30, 2014, is attributable to higher than anticipated medical costs resulting from a general increase in medical utilization. Medical claims expense for the years ended September 30, 2013 and 2012, includes $1.8 million and $16.2 million, respectively, of reductions in medical costs related to prior years resulting from favorable development in the Medicaid product line of $1.5 million and $16.5 million, respectively. The favorable development in the Medicaid product line for the years ended September 30, 2013 and 2012, is attributable to lower than anticipated medical costs resulting from a general decline in medical utilization, the loss of member lives due to changes in Arizona’s Medicaid eligibility structure, AHCCCS provider payment reductions and improvements in care management and other operational initiatives. Medical claims expense was impacted by unfavorable development in the Medicare product line of $0.1 million and $0.4 million for the years ended September 30, 2014 and 2012, respectively. Medical expense was impacted by favorable development in the Medicare product line of $0.3 million for the year ended September 30, 2013.

Additional adjustments to prior year estimates may be necessary in future periods as more information becomes available.

Stock-Based Compensation

Although IASIS has no stock option plan or outstanding stock options, the Company, through its parent, IASIS Healthcare Corporation (“IAS”), grants stock options for a fixed number of common shares and restricted stock units (“RSUs”) to its employees. The Company accounts for these stock-based incentive awards under the measurement and recognition provisions of FASB authoritative guidance regarding share-based payments (“Share-Based Payments Guidance”). Accordingly, the Company applies the fair value recognition provisions requiring all share-based payments to employees, including grants of employee stock options and RSUs, to be measured based on the grant-date fair value of the awards, with the resulting expense recognized in the income statement. In accordance with the provisions of the Share-Based Payments Guidance, the Company uses the Black-Scholes-Merton valuation model in determining the fair value of its share-based payments. Compensation cost for time-vested options and RSUs will generally be amortized on a straight-line basis over the requisite service periods of the awards, generally equal to the awards’ vesting periods, while compensation cost for options with market-based conditions are recognized on a graded schedule generally over the awards’ vesting periods.

Member’s Equity

As of September 30, 2014, all of the common interests of IASIS were owned by IAS, its sole member.

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

Cash and cash equivalents, accounts receivable, inventories, prepaid expenses and other current assets, accounts payable, salaries and benefits payable, accrued interest, medical claims payable, and other accrued expenses and other current liabilities are reflected in the accompanying consolidated financial statements at amounts that approximate fair value because of the short-term nature of these instruments. The fair value of the Company’s capital leases and other long-term financing obligations also approximate their carrying value as they bear interest at current market rates.

The carrying value and fair value of the Company’s senior secured term loan facility and its 8.375% senior notes due 2019 (the “Senior Notes”) as of September 30, 2014 and 2013, were as follows (in thousands):

	Carrying Amount		Fair Value
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Senior secured term loan facility	$986,815	$996,154	$987,589	$1,003,258
Senior Notes	846,479	845,711	893,563	882,938

The estimated fair value of the Company’s senior secured term loan facility and its Senior Notes were based upon quoted market prices at that date and are categorized as Level 2 within the fair value hierarchy.

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

Management Services Agreement

The Company is party to a management services agreement with affiliates of TPG Global, LLC (together with its affiliates, “TPG”), JLL Partners Inc. (together with its affiliates, “JLL”) and Trimaran Fund Management and Trimaran Capital L.L.C. (together with its affiliates, “Trimaran”). The management services agreement provides that in exchange for consulting and management advisory services that will be provided to the Company by the investors, the Company will pay an aggregate monitoring fee of 0.25% of budgeted total revenue up to a maximum of $5.0 million per fiscal year to these parties (or certain of their respective affiliates) and reimburse them for their reasonable disbursements and out-of-pocket expenses. This monitoring fee is divided among the parties in proportion to their relative ownership percentages in IASIS Investment LLC, parent company and majority stockholder of IAS. The monitoring fee will be subordinated to the Senior Notes in the event of a bankruptcy of the Company. The management services agreement does not have a stated term. Pursuant to the provisions of the management services agreement, the Company has agreed to indemnify the investors (or certain of their respective affiliates) in certain situations arising from or relating to the agreement, the investors’ investment in the securities of IAS or any related transactions or the operations of the investors, except for losses that arise on account of the investors’ negligence or willful misconduct. For each of the three years ended September 30, 2014, 2013 and 2012, the Company paid $5.0 million in monitoring fees under the management services agreement.

Recent Accounting Pronouncements

Newly Adopted

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, “Comprehensive Income—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 is required to be applied prospectively and is effective for fiscal years beginning after December 15, 2012, and interim periods within those years. The Company has adopted this authoritative guidance effective October 1, 2013. At September 30, 2014, the Company’s only component of accumulated other comprehensive loss relates to unrecognized changes in the fair value of interest rate swaps. No reclassifications out of accumulated other comprehensive loss into net earnings (loss) were made during the year ended September 30, 2014, as the Company determined that these cash flow hedges were highly effective.

In July 2011, the FASB issued ASU No. 2011-06, “Other Expenses (Topic 720): Fees Paid to the Federal Government by Health Insurers”. Effective January 1, 2014, the Company adopted this authoritative guidance relating to the recognition and income statement reporting of the mandated health insurer fee (“HIF”) to be paid to the federal government by health insurers, as part of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, or collectively, Health Reform Law, which is imposed for calendar years beginning after December 31, 2013. The HIF is based on a company’s share of the industry’s net premiums written during the preceding calendar year, and is payable on September 30 of each year. The Company estimates Health Choice’s portion of the HIF for the 2014 calendar year to be $7.9 million. The HIF is non-deductible for federal income tax purposes. ASU 2011-06 addresses how the HIF should be recognized and classified in the financial statements of health insurers. In accordance with ASU 2011-06, the Company recorded the estimated liability for the HIF in full with a corresponding deferred asset that is being amortized to expense on a straight-line basis during the 2014 calendar year. The Company’s estimated liability for the HIF is recorded within other accrued expenses and current liabilities in the accompanying consolidated balance sheet. The corresponding deferred asset is recorded within prepaid expenses and other current assets in the accompanying consolidated balance sheet. During the year ended September 30, 2014, the Company recognized $6.0 million in other operating expenses related to amortization of the HIF, with a remaining deferred cost asset balance of $1.9 million. No such amounts were recorded at September 30, 2013. Because Health Choice primarily serves individuals in government-sponsored programs, Health Choice must secure additional reimbursement from state partners for this added cost. The Company recognizes HIF revenue when there is a contractual commitment from the state to reimburse Health Choice for the full economic impact of the health insurer fee. HIF revenue is recognized ratably throughout the year. During the year ended September 30, 2014, HIF revenue totaling $8.2 million was recognized as a result of the contractual commitment from Arizona, which included $2.9 million related to a contractual commitment to reimburse Health Choice for the impact of the non-deductibility of this fee for income tax purposes.

Recently Issued

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment—Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” Among other provisions and in addition to expanded disclosures, ASU 2014-08 changes the definition of what components of an entity qualify for discontinued operations treatment and reporting from a reportable segment, operating segment, reporting unit, subsidiary or asset group to only those components of an entity that represent a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. Additionally, ASU 2014-08 requires disclosure about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements, including the pretax profit or loss attributable to the component of an entity for the period in which it is disposed of or is classified as held for sale. The disclosure of this information is required for all of the same periods that are presented in the entity’s results of operations for the period. The provisions of ASU 2014-08 are effective prospectively for all disposals or classifications as held for sale of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted. The Company did not adopt ASU-2014-08 in the year ended September 30, 2014. The Company is evaluating when it plans to adopt ASU-2014-08.

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

3. LONG-TERM DEBT, CAPITAL LEASES AND OTHER OBLIGATIONS

Long-term debt, capital leases and other obligations consists of the following (in thousands):

	September 30, 2014	September 30, 2013
Senior secured term loan facility	$986,815	$996,154
Senior Notes	846,479	845,711
Capital leases and other obligations	20,506	24,178

	1,853,800	1,866,043
Less current maturities	12,690	13,221

	$1,841,110	$1,852,822

As of September 30, 2014 and 2013, the senior secured term loan facility balance reflects an original issue discount (“OID”) of $2.6 million and $3.4 million, respectively, which is net of accumulated amortization of $2.5 million and $1.8 million, respectively. The Senior Notes balance reflects an OID of $3.5 million and $4.3 million, respectively, which is net of accumulated amortization of $2.6 million and $1.9 million, respectively.

As of September 30, 2014 and 2013, capital leases and other obligations includes a financing obligation totaling $10.4 million and $11.1 million, respectively, resulting from the Company’s sale-leaseback transactions described in Note 12.

$1.325 Billion Senior Secured Credit Facilities

The Company is party to a senior credit agreement (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement provides for senior secured financing of up to $1.325 billion consisting of (1) a $1.025 billion senior secured term loan facility maturing in May 2018 and (2) a $300.0 million senior secured revolving credit facility maturing in May 2016, of which up to $150.0 million may be utilized for the issuance of letters of credit (together, the “Senior Secured Credit Facilities”). Principal under the senior secured term loan facility is due in consecutive equal quarterly installments in an aggregate annual amount equal to 1% of the principal amount of $1.007 billion outstanding as of the effective date, February 20, 2013, of a repricing amendment, with the remaining balance due upon maturity of the senior secured term loan facility. The senior secured revolving credit facility does not require installment payments.

Borrowings under the senior secured term loan facility (giving effect to a repricing amendment) bear interest at a rate per annum equal to, at the Company’s option, either (1) a base rate (the “base rate”) determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of Bank of America, N.A. and (c) a one-month LIBOR rate, subject to a floor of 1.25%, plus 1.00%, in each case, plus a margin of 2.25% per annum or (2) the LIBOR rate for the interest period relevant to such borrowing, subject to a floor of 1.25%, plus a margin of 3.25% per annum. Borrowings under the senior secured revolving credit facility generally bear interest at a rate per annum equal to, at the Company’s option, either (1) the base rate plus a margin of 2.50% per annum, or (2) the LIBOR rate for the interest period relevant to such borrowing plus a margin of 3.50% per annum. In addition to paying interest on outstanding principal under the Senior Secured Credit Facilities, the Company is required to pay a commitment fee on the unutilized commitments under the senior secured revolving credit facility, as well as pay customary letter of credit fees and agency fees.

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

The Company may redeem the Senior Notes, in whole or in part, at any time on or after May 15, 2014, at a price equal to 106.281% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest and special interest, if any, to but excluding the redemption date. Each subsequent year the redemption price declines 2.093% until 2017, and thereafter, at which point the redemption price is equal to 100% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest and special interest, if any, to but excluding the redemption date.

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

4. INTEREST RATE SWAPS

In fiscal 2009, the Company was a party to interest rate swap agreements with Citibank, N.A. (“Citibank”) and Wachovia Bank, N.A. (currently Wells Fargo Bank, N.A.), as counterparties, with notional amounts totaling $200.0 million that expired on February 29, 2012. As a result of a refinancing transaction in fiscal 2011, which established a LIBOR floor applicable to bottowings under the Senior Secured Credit Facilities, the source of the Company’s variable rate debt, it was determined that these hedges were ineffective for the remainder of their term. Accordingly, a $1.4 million gain resulting from the change in fair value of these hedging instruments has been recognized for the year ended September 30, 2012. The resulting gain has been reflected as a component of interest expense in the accompanying consolidated statement of operations.

In fiscal 2011, the Company executed forward starting interest rate swaps with Citibank and Barclays Bank PLC, as counterparties, with notional amounts totaling $350.0 million, with each agreement effective March 28, 2013 and expiring between September 30, 2014 and September 30, 2016. On September 30, 2014, interest rate swaps with notional amounts totaling $50.0 million at a rate of 1.6% expired under the terms of the related agreement. Under the remaining agreements, the Company is required to make quarterly fixed rate payments at annual rates ranging from 1.6% to 2.2%. The counterparties are obligated to make quarterly floating rate payments to the Company based on the three-month LIBOR rate, each subject to a floor of 1.25%. The Company completed an assessment of these cash flow hedges during the years ended September 30, 2014 and 2013, and determined that these hedges were highly effective. Accordingly, no gain or loss related to these hedges has been reflected in the accompanying consolidated statements of operations, and the change in fair value has been included in accumulated other comprehensive loss as a component of member’s equity.

Effective Dates	Total Notional Amounts
(in thousands)
Interest Rate Swaps
Effective from March 28, 2013 to September 30, 2014—Expired	$50,000
Effective from March 28, 2013 to September 30, 2015	$100,000
Effective from March 28, 2013 to September 30, 2016	$200,000

The fair value of the Company’s interest rate hedges at September 30, 2014 and 2013, reflect liability balances of $3.9 million and $5.9 million, respectively, and are included in current and other long-term liabilities in the accompanying consolidated balance sheets. The fair value of the Company’s interest rate hedges reflects a liability because the effect of the forward LIBOR curve on future interest payments results in less interest due to the Company under the variable rate component included in the interest rate hedging agreements, as compared to the amount due the Company’s counterparties under the fixed interest rate component. Any change in the fair value of the Company’s hedging instruments are included in accumulated other comprehensive loss.

5. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of the Company’s accumulated other comprehensive loss, net of income taxes, are as follows (in thousands):

	September 30, 2014	September 30, 2013	September 30, 2012
Fair value of interest rate hedges	$(3,895)	$(5,918)	$(7,580)
Income tax benefit	1,551	2,289	2,907

Accumulated other comprehensive loss	$(2,344)	$(3,629)	$(4,673)

6. DISCONTINUED OPERATIONS

The following table sets forth the components of discontinued operations (in thousands):

	Year Ended September 30,
	2014	2013	2012
Acute care revenue less provision for bad debts	$52,424	$292,670	$289,768

Earnings (loss) before income taxes	(22,008)	10,554	10,621
Income tax benefit (expense) from discontinued operations	8,003	(4,846)	(4,061)

Earnings (loss) from discontinued operations, net of income taxes	$(14,005)	$5,708	$6,560

Effective October 1, 2013, the Company completed the sale of its Florida operations which primarily included three hospitals in the Tampa-St. Petersburg area and all related physician operations. Accordingly, the operating results and cash flows of the Florida operations are reported as discontinued operations for all periods presented. The aggregate proceeds from the sale were $144.8 million, which resulted in a gain on the sale of assets totaling $22.2 million in the year ended September 30, 2014. This gain is included in discontinued operations in the accompanying consolidated statement of operations.

On September 26, 2014, the Company approved and committed to a plan to dispose of its Nevada operations, which includes one hospital in the Las Vegas area and all related physician operations. Accordingly, the operating results and cash flows of the Nevada operations are reported as discontinued operations for all periods presented. On November 11, 2014, the Company entered into a definitive agreement to sell its Nevada operations. A loss totaling $7.5 million related to the estimated fair value of long-lived assets is included in discontinued operations in the accompanying consolidated statement of operations for the year ended September 30, 2014.

The following table provides the components of assets and liabilities held for sale (in thousands):

	September 30, 2014	September 30, 2013
Accounts receivable, net	$21,651	$—
Inventories	2,737	7,233
Prepaid expenses and other current assets	763	2,462
Property and equipment, net	25,000	109,326
Other assets	—	120

Assets held for sale	$50,151	$119,141

Accounts payable	$5,736	$—
Salaries and benefits payable	2,898	2,012
Other accrued expenses and current liabilities	300	1,196
Current portion of long-term debt, capital leases and other obligations	64	—
Long-term debt, capital leases and other obligations	173	—

Liabilities held for sale	$9,171	$3,208

7. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	September 30, 2014	September 30, 2013
Land	$118,109	$121,134
Buildings and improvements	623,242	646,206
Equipment	765,820	722,183

	1,507,171	1,489,523
Less accumulated depreciation and amortization	(726,373)	(667,656)

	780,798	821,867
Construction-in-progress	45,680	11,302

	$826,478	$833,169

Included in property and equipment are assets acquired under capital leases of $7.2 million and $8.4 million, net of accumulated amortization of $10.2 million and $9.0 million, at September 30, 2014 and 2013, respectively. Capitalized interest for the years ended September 30, 2014 and 2013, totaled $1.1 million and $0.6 million, respectively. Estimated costs to complete at September 30, 2014 for construction in progress was approximately $31.0 million.

8. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying amount of goodwill (in thousands):

	Acute Care	Health Choice	Total
Balance at September 30, 2012	$812,667	$5,757	$818,424
Adjustments related to acquisitions	(2,014)	—	(2,014)

Balance at September 30, 2013	810,653	5,757	816,410
Adjustments related to acquisitions	(1,912)	—	(1,912)

Balance at September 30, 2014	$808,741	$5,757	$814,498

For the years ended September 30, 2014 and 2013, as a result of the Company’s annual impairment testing, the Company has determined all remaining goodwill and long-lived assets to be recoverable.

Other intangible assets includes Health Choice’s contract with AHCCCS, which is amortized over a period of 15 years, the contract’s estimated useful life, including assumed renewal periods. The gross intangible value originally assigned to this asset was

$45.0 million. The Company expects amortization expense for this intangible asset to be $3.0 million per year based on its estimated life, and $15.0 million over the remaining useful life. Amortization of this intangible asset is included in depreciation and amortization expense in the accompanying consolidated statements of operations and totaled $3.0 million for each of the years ended September 30, 2014, 2013 and 2012. The unamortized value of Health Choice’s contract with AHCCCS at September 30, 2014 and 2013, was $15.0 million and $18.0 million, respectively. Net other intangible assets included in the accompanying consolidated balance sheets at September 30, 2014 and 2013, totaled $23.3 million and $26.0 million, respectively.

9. STOCK—BASED COMPENSATION

The Company issued share-based compensation awards under both the IAS Amended and Restated Stock Option Plan (the “Stock Option Plan”), which expired on June 22, 2014 and a pool of restricted stock units (“RSUs”) authorized by the IAS board of directors. Stock-based compensation costs related to these awards of $10.3 million, $3.9 million and $10.1 million for the years ended September 30, 2014, 2013 and 2012, respectively, is recognized in salaries and benefits expense in the accompanying consolidated statements of operations. No stock-based compensation cost has been capitalized as part of the cost of an asset in any year. As of September 30, 2014, total compensation cost related to nonvested awards not yet recognized was $5.9 million, which is expected to be recognized over a weighted-average period of 2.5 years. Total unrecognized compensation expense related to RSUs at September 30, 2014, was $8.2 million and will be recognized over the remaining service period.

On June 6, 2012, IAS distributed $115.0 million to its equity holders to redeem all of its remaining outstanding preferred stock and to pay a dividend to its common stockholders. In conjunction with this shareholder distribution, the board of directors of IAS authorized management to modify the exercise price of all outstanding stock options to provide protection against the dilutive impact of the common stock dividend on the outstanding options’ intrinsic value. On September 25, 2012, the Company reduced the exercise price for each grant by $4.75 per option. Accordingly, as a result of the modification, an additional $3.7 million was recognized as stock-based compensation for the year ended September 30, 2012.

On October 18, 2013, IAS distributed $115.0 million in a cash dividend to its common stockholders. In connection with this shareholder distribution, the board of directors of IAS authorized management to modify the exercise price of all outstanding stock options to provide protection against the dilutive impact of the common stock dividend on the outstanding options’ intrinsic value. On January 23, 2014, the Company reduced the exercise price for each grant by $7.86 per option. Accordingly, as a result of the modification, an additional $2.8 million was recognized as stock-based compensation for the year ended September 30, 2014.

In fiscal 2014, the Company completed certain equity transactions (the “Equity Transactions”) that included the following: (1) the issuance to certain employees of 756,000 options to purchase the common stock of IAS; (2) the exercise by option holders of 1,149,663 options with near-term expiration dates to purchase the common stock of IAS on a cashless net settlement basis, resulting in 389,362 net shares issued after the redemption of shares to cover exercise price and payroll tax withholding requirements; (3) the issuance to employees of the Company of 992,000 RSUs that vest at the end of a three year service period; and (4) the exchange of 802,272 out-of-the-money options to purchase the common stock of IAS for RSUs on a 5-for-1 basis that vest at the end of a three year service period. In connection with of these equity compensation transactions, the Company recognized $3.7 million of stock-based compensation during the year ended September 30, 2014. In addition, the Company recognized $1.1 million of income tax expense related to an excess of cumulative compensation expense over the tax benefit realized upon exercise of the stock options.

Stock Option Plan

The options granted under the Stock Option Plan represent the right to purchase IAS common stock upon exercise. Each of the options granted were identified as non-qualified stock options. The Stock Option Plan, which was adopted by the board of directors and majority stockholder of IAS in June 2004, expired in June 2014. No additional options may be issued under the Stock Option Plan. Certain options issued prior to expiration of the Stock Option Plan totaling rights to purchase 761,000 shares of common stock become exercisable over a period not to exceed five years after the date of grant, subject to earlier vesting provisions as provided for in the Stock Option Plan. All options granted under the Stock Option Plan expire no later than 10 years from the respective dates of grant. Option awards are generally granted with an exercise price equal to the market price of IAS’ stock at the date of grant.

Information regarding the Company’s stock option activity is summarized below:

	Stock Option Plan
	Options	Option Price Per Share	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding at September 30, 2011	2,046,486	$20.00-$45.66	$28.54

Granted	433,861	$45.66	$45.66	$17.69
Exercised	—	—	—
Cancelled/forfeited	(109,600)	$20.00-$45.66	$35.66

Options outstanding at September 30, 2012	2,370,747	$15.25-$40.91	$26.60

Granted	38,000	$40.91	$40.91	$11.77
Exercised	—	—	—
Cancelled/forfeited	(89,270)	$15.25-$40.91	$33.28

Options outstanding at September 30, 2013	2,319,477	$15.25-$40.91	$26.57

Granted	761,000	$13.50-$33.05	$13.63	$3.05
Exercised	(1,149,663)	$7.39	$7.39
Cancelled/forfeited	(903,312)	$33.05	$33.05

Options outstanding at September 30, 2014	1,027,502	$13.50-$33.05	$15.92

Options exercisable at September 30, 2014	266,502	$22.14-$23.07	$22.47

No options expired during the years ended September 30, 2014, 2013 and 2012. The following table provides information regarding the weighted average assumptions used in the fair value measurement for options granted during the years ended September 30, 2014, 2013 and 2012.

	Year Ended September 30,
	2014	2013	2012
Risk-free interest	0.27%	0.30%	0.34%
Dividend yield	0%	0%	0%
Volatility	65%	60%	50%
Expected option life	1.6 years	2.4 years	2.8 years

For purposes of calculating stock-based compensation, the Company estimates the fair value of stock options using a Black-Scholes-Merton valuation model, which requires the use of certain subjective assumptions, including risk-free interest rate, dividend yield, volatility, expected option life, and the fair value of IAS’ common stock. These inputs are subjective and generally require significant analysis and judgment to develop. The risk-free interest rate is based on the implied yield on the zero coupon U.S. Treasury notes in effect at the time of the option grant having a term equivalent to the expected option life. It is not practicable to estimate the expected volatility of IAS’ stock price as it has no publicly traded shares. Volatility is estimated based on the historical stock price information of certain peer group companies for a period of time equal to the expected option life period. The expected option life represents the period of time that stock options granted are expected to be outstanding considering both the contractual term of the awards and the expected post-vesting termination behavior. The dividend yield is 0%, since IAS does not expect to pay recurring dividends. The estimated 2% forfeiture rate of awards, as derived primarily from our historical data, also affects the amount of aggregate compensation expense.

Restricted Stock Units

During the year ended September 30, 2014, 1,200,898 RSUs were granted to employees and non-employee directors. No RSU awards were issued during the years ended September 30, 2013 and 2012. RSUs vest in full on the third anniversary of the grant date if the participant is continuously employed through the vesting date. During the year ended September 30, 2014, stock-based compensation of $1.3 million was recognized in connection with the RSU awards. No expense was recognized related to RSU awards in the years ended September 30, 2013 and 2012.

The following summarizes the activity related to RSUs issued to the Company’s employees and non-employee directors in the year ended September 30, 2014:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at September 30, 2013	—	—
Granted	1,200,898	$9.30
Vested	—	—
Cancelled / forfeited	—	—

Non-vested at September 30, 2014	1,200,898	$9.30

10. INCOME TAXES

Income tax expense on earnings from continuing operations consists of the following (in thousands):

	Year Ended September 30,
	2014	2013	2012
Current:
Federal	$2,381	$6,284	$(10,142)
State	2,552	3,582	(1,252)
Deferred:
Federal	5,174	(5,430)	15,594
State	(1,683)	(789)	(2,219)

	$8,424	$3,647	$1,981

A reconciliation of the federal statutory rate to the effective income tax rate applied to earnings from continuing operations before income taxes is as follows (in thousands):

	Year Ended September 30,
	2014	2013	2012
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.8	21.5	(8.4)
Nondeductible compensation	(10.9)	11.2	6.9
Nondeductible health insurer fee	6.6	—	—
Excess cumulative stock-based compensation over tax benefit of exercised options	4.3	—	—
Other nondeductible expenses	1.5	8.4	(0.6)
Federal tax credits	(0.2)	(5.2)	(2.5)
Earnings attributable to non-controlling interests	(12.9)	(29.9)	(11.3)
Change in unrecognized tax benefits	1.0	2.0	(11.6)
Other items, net	0.4	0.2	(0.2)

Effective income tax rate	26.6%	43.2%	7.3%

Included in the state income taxes reconciling item above for the year ended September 30, 2014, is a $1.1 million tax benefit resulting from a change in our estimate of the state impact of deferred tax assets and liabilities. For the year ended September 30, 2013, a decrease in net earnings from continuing operations caused a reduction in the rate impact of state income taxes, including the Texas margins tax. State income taxes for the year ended September 30, 2012 were impacted by a $5.0 million tax benefit resulting from a change in certain of our state filing positions, offset by a $1.0 million increased valuation allowance against related state net operating loss carryforwards.

During September 2014, the Internal Revenue Service (“IRS”) issued final regulations related to compensation deduction limitations applicable to certain health insurance providers. Based on these final regulations, the Company believes it is no longer subject to these limitations for the current and prior years. As a result, the Company recognized an income tax benefit of $3.7 million during the year ended September 30, 2014, to reverse tax expense previously recorded in connection with this item.

A summary of the items comprising deferred tax assets and liabilities is as follows (in thousands):

	September 30, 2014		September 30, 2013
	Assets	Liabilities	Assets	Liabilities
Depreciation and fixed asset basis differences	$—	$54,641	$—	$71,774
Amortization and intangible asset basis differences	—	110,654	—	106,573
Accrued other revenue	—	18,150	—	13,192
Accounts receivable	9,314	—	21,640	—
Professional liability	17,746	—	18,708	—
Gain on sale of Florida operations	—	—	8,720	—
Deferred gain on sale-leaseback transaction	12,845	—	13,998	—
Accrued expenses and other liabilities	20,276	—	17,594	—
Basis differences attributable to non-controlling interests	19,069	—	18,881	—
Deductible carryforwards and credits	14,447	—	13,039	—
Stock-based compensation	6,457	—	3,015	—
Other, net	—	1,938	—	2,076
Valuation allowance	(13,116)	—	(11,475)	—

Total	$87,038	$185,383	$104,120	$193,615

Net current deferred tax assets of $2.5 million and $26.1 million and net non-current deferred tax liabilities of $100.9 million and $115.6 million are included in the accompanying consolidated balance sheets at September 30, 2014 and 2013, respectively. The Company had an income tax receivable of $9.2 million and an income tax payable of $1.6 million at September 30, 2014, and a net income tax payable of $33.5 million at September 30, 2013.

The Company and some of its subsidiaries are included in IAS’ consolidated filing group for U.S. federal income tax purposes, as well as in certain state and local income tax returns that include IAS. With respect to tax returns for any taxable period in which the Company or any of its subsidiaries are included in a tax return filing with IAS, the amount of taxes to be paid by the Company is determined, subject to some adjustments, as if it and its subsidiaries filed their own tax returns excluding IAS. Member’s equity in the accompanying consolidated balance sheets as of September 30, 2014 and 2013, include $43.2 million and $43.2 million, respectively, in capital contributions representing cumulative tax benefits generated by IAS and utilized by the Company in the combined tax return filings, for which IAS did not require cash settlement from the Company.

The Company maintains a valuation allowance for deferred tax assets it believes may not be utilized. The valuation allowance increased by $1.6 million during the year ended September 30, 2014, of which $0.8 million was charged to loss from discontinued operations. The valuation allowance increased by $1.1 million during the year ended September 30, 2013, of which $0.8 million was charged to earnings from discontinued operations. The increase in the valuation allowance for the years ended September 30, 2014 and 2013, relates to the generation of net operating loss carryforwards by certain subsidiaries excluded from the IAS consolidated federal income tax return, as well as state net operating loss carryforwards that may not ultimately be utilized.

As of September 30, 2014, federal net operating loss carryforwards were available to offset $15.9 million of future taxable income generated by subsidiaries of the Company that are excluded from the IAS consolidated return. A valuation allowance has been established against $13.6 million of these carryforwards, which expire between 2026 and 2034. State net operating losses in the amount of $224.0 million were also available, but largely offset by a valuation allowance. The state net operating loss carryforwards expire between 2016 and 2034.

The liability for unrecognized tax benefits included in the accompanying consolidated balance sheets was $10.2 million, including accrued interest of $1.7 million at September 30, 2014, and $10.0 million, including accrued interest of $1.1 million at September 30, 2013. An additional $6.9 million of unrecognized tax benefits are reflected as a reduction to deferred tax assets for state net operating losses generated by uncertain tax deductions for each of the years ended September 30, 2014 and 2013. Of the total unrecognized tax benefits at September 30, 2014, $1.7 million (net of the tax benefit on state taxes and interest) represents the amount of unrecognized tax and interest that, if recognized, would favorably impact the Company’s effective income tax rate. The remainder of the unrecognized tax positions consist of items for which the uncertainty relates only to the timing of the deductibility, and state net operating loss carryforwards for which ultimate recognition would result in the creation of an offsetting valuation allowance due to the unlikelihood of future taxable income in that state.

A summary of activity of the Company’s total amounts of unrecognized tax benefits is as follows (in thousands):

	Year Ended September 30,
	2014	2013	2012
Unrecognized tax benefits at October 1	$15,847	$21,448	$17,402
Additions resulting from tax positions taken in a prior period	799	—	—
Reductions resulting from tax positions taken in a prior period	(2,241)	(6,144)	(3,634)
Additions resulting from tax positions taken in the current period	1,265	1,143	8,419
Reductions resulting from lapse of statute of limitations	(198)	(600)	(739)

Unrecognized tax benefits at September 30	$15,472	$15,847	$21,448

The Company’s policy is to classify interest and penalties as a component of income tax expense. Interest expense totaling $0.4 million, $0.2 million and $0.2 million (net of related tax benefits) is included in income tax expense for the years ended September 30, 2014, 2013 and 2012, respectively.

The Company’s tax years 2010 and beyond remain open to examination by U.S. federal and state taxing authorities. It is reasonably possible that unrecognized tax benefits could significantly increase or decrease within the next twelve months. However, the Company is currently unable to estimate the range of any possible change.

11. COMMITMENTS AND CONTINGENCIES

Total Revenue

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

Professional, General and Workers’ Compensation Liability Risks

The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment and personal injuries. To cover these types of claims, the Company maintains professional and general liability insurance in excess of self-insured retentions through a commercial insurance carrier in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is currently not a party to any such proceedings that, in the Company’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company expenses an estimate of the costs it expects to incur under the self-insured retention exposure for professional and general liability claims using historical claims data, demographic factors, severity factors, current incident logs and other actuarial analysis. At September 30, 2014 and 2013, the Company’s professional and general liability accrual for asserted and unasserted claims totaled $66.5 million and $68.2 million, respectively, with the current portion totaling $13.3 million and $16.5 million during the same respective periods. The semi-annual valuations from the Company’s independent actuary for professional and general liability losses resulted in a changes related to estimates for prior years that decreased professional and general liability expense by $4.1 million, $9.4 million and $0.9 million during the years ended September 30, 2014, 2013 and 2012, respectively.

The Company is subject to claims and legal actions in the ordinary course of business relative to workers’ compensation. To cover these types of claims, the Company maintains workers’ compensation insurance coverage with a self-insured retention. The Company accrues costs of workers’ compensation claims based upon estimates derived from its claims experience. The semi-annual valuations from the Company’s independent actuary for workers’ compensation losses resulted in a changes related to estimates for prior years which decreased workers’ compensation expense by $1.2 million, $1.2 million and $1.1 million during the years ended September 30, 2014, 2013 and 2012, respectively.

Health Choice

Health Choice has entered into capitated contracts whereby the Plan provides healthcare services in exchange for fixed periodic and supplemental payments from AHCCCS and CMS. These services are provided regardless of the actual costs incurred to provide these services. The Plan receives reinsurance and other supplemental payments from AHCCCS to cover certain costs of healthcare services that exceed certain thresholds. The Company believes the capitated payments, together with reinsurance and other supplemental payments are sufficient to pay for the services Health Choice is obligated to deliver. As of September 30, 2014, the Company has provided performance guaranties in the form of a letter of credit totaling $52.5 million for the benefit of AHCCCS and a demand note totaling $6.0 million for the benefit of CMS to support its obligations under the Health Choice contracts to provide and pay for the healthcare services. The amount of these performance guaranties are generally based in part upon the membership in the Plan and the related capitation revenue paid to Health Choice.

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

On September 25, 2013, the Company voluntarily self-disclosed for resolution through the Self-Referral Disclosure Protocol established by CMS non-compliance by ten of its affiliated hospitals with a certain element of an exception of the Stark Law. Provisions of the Health Reform Law that became effective on September 23, 2011 require, as an element of the Stark Law’s “whole-hospital” exception, that hospitals having physician ownership disclose such ownership on their public websites and in public advertising. The self-disclosure states that, on August 12, 2013, the Company discovered that the ten Company-affiliated hospitals partially owned by physicians did not consistently make such disclosures. The self-disclosure also states that, on August 13, 2013, the hospitals added the disclosures to those public websites that did not previously have them and began to include the disclosures in new public advertising. The self-disclosure explains that, as a result of the absence of the website and advertising disclosures, the referrals of direct and indirect physician owners (and physicians who are immediate family members of direct and indirect owners) to the physician-owned hospitals of Medicare beneficiaries did not consistently qualify for the Stark Law’s whole-hospital exception from September 23, 2011 through August 13, 2013. On October 21, 2013, the Company submitted a supplement to its self-disclosure, reporting Medicare payments to these hospitals for services resulting from referrals affected by the non-compliance and the hospitals’ profit distributions to physicians (and known immediate family members of physicians) with respect to their ownership interests in the hospitals during the same period. The Company has been in communication with CMS about resolving this matter but, at present, CMS has made no commitments, as a general matter or in this case, regarding the timing or substance of resolution of self-disclosed Stark Law noncompliance through the voluntary CMS Self-Referral Disclosure Protocol. As a result, the Company expresses no opinion as to its outcome and, at this time, any repayment obligation or other penalties to be determined by CMS are unknown and not currently estimable.

12. LEASES

The Company leases various buildings, office space and equipment under capital and operating lease agreements. These leases expire at various times and have various renewal options.

On September 26, 2013, the Company sold the real estate associated with the following three facilities, and thereafter leased the land and buildings from the acquirer: (1) Glenwood Regional Medical Center in West Monroe, Louisiana; (2) Mountain Vista Medical Center, in Mesa, Arizona; and (3) The Medical Center of Southeast Texas in Port Arthur, Texas. The aggregate proceeds from the sale were $281.3 million, which resulted in a loss on the sale of assets totaling $10.2 million, which was included in the Company’s loss on disposal of assets in the accompanying consolidated statement of operations for the year ended September 30, 2013, and a deferred gain of $37.7 million that was reflected in other long-term liabilities in the accompanying consolidated balance sheet as of September 30, 2013. The deferred gain is being amortized as a reduction of rent expense over the initial term of the related agreements, which is 15 years each and includes varying renewal options. As of September 30, 2014, the remaining deferred gain to be recognized in the future years is $34.9 million. Aggregate rent payments for these lease agreements was $22.5 million for the year ended September 30, 2014, and is subject to customary annual escalators, capped at 2.5%.

Effective September 26, 2013, the Company amended an existing facility lease agreement, which extended the term of the lease to September 30, 2028, with two renewal options of five years each. In addition, the amended lease provided for a $1.6 million reduction in annual rent expense. Rent expense under this lease was $4.8 million, $6.4 million and $6.4 million for the years ended September 30, 2014, 2013 and 2012, respectively. Rent under this lease is payable in monthly installments, and is subject to customary annual escalators, capped at 2.5%.

Future minimum lease payments as September 30, 2014, are as follows (in thousands):

	Capital Leases	Operating Leases
2015	$1,947	$48,965
2016	1,018	45,147
2017	689	42,775
2018	643	40,664
2019	673	37,365
Thereafter	2,979	192,870

Total minimum lease payments	$7,949	$407,786

Amount representing interest (at rates ranging from 5.79% to 11.24%)	2,357

Present value of net minimum lease payments	$5,592

Aggregate future minimum rentals to be received under non-cancellable subleases as of September 30, 2014, were $1.6 million.

13. DEFINED CONTRIBUTION PLAN

Substantially all employees who are employed by the Company or its subsidiaries, upon qualification, are eligible to participate in a defined contribution 401(k) plan (the “Retirement Plan”). Employees who elect to participate generally make contributions from 1% to 20% of their eligible compensation, and the Company matches, at its discretion, such contributions up to a maximum percentage. Employees immediately vest 100% in their own contributions and generally vest in the employer portion of contributions over a period not to exceed five years. Company contributions to the Retirement Plan were $4.9 million, $3.3 million and $5.8 million for the years ended September 30, 2014, 2013 and 2012, respectively.

14. SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s reportable operating segments consist of (1) acute care hospitals and related healthcare businesses, collectively, and (2) Health Choice. The following is a financial summary by business segment for the periods indicated (in thousands):

	For the Year Ended September 30, 2014
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue before provision for bad debts	$2,140,675	$—	$—	$2,140,675
Less: Provision for bad debts	(337,118)	—	—	(337,118)

Acute care revenue	1,803,557	—	—	1,803,557
Premium and service revenues	—	730,030	—	730,030
Revenue between segments	13,079	—	(13,079)	—

Total revenue	1,816,636	730,030	(13,079)	2,533,587
Salaries and benefits (excludes stock-based compensation)	847,460	34,925	—	882,385
Supplies	299,527	233	—	299,760
Medical claims	—	609,857	(13,079)	596,778
Rentals and leases	71,016	1,698	—	72,714
Other operating expenses	385,957	40,976	—	426,933
Medicare and Medicaid EHR incentives	(14,753)	—	—	(14,753)

Adjusted EBITDA (1)	227,429	42,341	—	269,770

Interest expense, net	130,818	—	—	130,818
Depreciation and amortization	91,150	4,162	—	95,312
Stock-based compensation	10,329	—	—	10,329
Management fees	5,000	—	—	5,000

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(9,868)	38,179	—	28,311
Gain on disposal of assets, net	3,402	—	—	3,402

Earnings (loss) from continuing operations before income taxes	$(6,466)	$38,179	$—	$31,713

Total assets	$2,351,597	$367,367		$2,718,964

Capital expenditures	$112,441	$2,145		$114,586

Goodwill	$808,741	$5,757		$814,498

	For the Year Ended September 30, 2013
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue before provision for bad debts	$2,047,880	$—	$—	$2,047,880
Less: Provision for bad debts	(326,978)	—	—	(326,978)

Acute care revenue	1,720,902	—	—	1,720,902
Premium and service revenues	—	564,152	—	564,152
Revenue between segments	7,092	—	(7,092)	—

Total revenue	1,727,994	564,152	(7,092)	2,285,054

Salaries and benefits (excludes stock-based compensation)	820,170	23,985	—	844,155
Supplies	294,226	183	—	294,409
Medical claims	—	474,386	(7,092)	467,294
Rentals and leases	51,352	1,544	—	52,896
Other operating expenses	370,068	23,448	—	393,516
Medicare and Medicaid EHR incentives	(20,723)	—	—	(20,723)

Adjusted EBITDA (1)	212,901	40,606	—	253,507

Interest expense, net	133,206	—	—	133,206
Depreciation and amortization	89,878	4,148	—	94,026
Stock-based compensation	3,855	—	—	3,855
Management fees	5,000	—	—	5,000

Earnings (loss) from continuing operations before loss on disposal of assets and income taxes	(19,038)	36,458	—	17,420
Loss on disposal of assets, net	(8,982)	—	—	(8,982)

Earnings (loss) from continuing operations before income taxes	$(28,020)	$36,458	$—	$8,438

Total assets	$2,571,762	$308,503		$2,880,265

Capital expenditures	$105,676	$879		$106,555

Goodwill	$810,653	$5,757		$816,410

	For the Year Ended September 30, 2012
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue before provision for bad debts	$1,917,576	$—	$—	$1,917,576
Less: Provision for bad debts	(241,777)	—	—	(241,777)

Acute care revenue	1,675,799	—	—	1,675,799
Premium and service revenues	—	569,142	—	569,142
Revenue between segments	7,092	—	(7,092)	—

Total revenue	1,682,891	569,142	(7,092)	2,244,941

Salaries and benefits (excludes stock-based compensation)	758,476	21,527	—	780,003
Supplies	283,435	228	—	283,663
Medical claims	—	473,217	(7,092)	466,125
Rentals and leases	41,252	1,533	—	42,785
Other operating expenses	392,619	22,478	—	415,097
Medicare and Medicaid EHR incentives	(21,831)	—	—	(21,831)

Adjusted EBITDA (1)	228,940	50,159	—	279,099

Interest expense, net	137,990	—	—	137,990
Depreciation and amortization	97,380	3,884	—	101,264
Stock-based compensation	10,077	—	—	10,077
Management fees	5,000	—	—	5,000

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(21,507)	46,275	—	24,768
Gain on disposal of assets, net	2,241	—	—	2,241

Earnings (loss) from continuing operations before income taxes	$(19,266)	$46,275	$—	$27,009

Total assets	$2,380,761	$317,724		$2,698,485

Capital expenditures	$94,848	$2,104		$96,952

Goodwill	$812,667	$5,757		$818,424

(1)	Adjusted EBITDA represents net earnings from continuing operations before interest expense, income tax expense, depreciation and amortization, stock-based compensation, gain (loss) on disposal of assets, and management fees. Management fees represent monitoring and advisory fees paid to TPG, the Company’s majority financial sponsor, and certain other members of IASIS Investment LLC, majority shareholder of IAS. Management routinely calculates and communicates adjusted EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within the healthcare industry to evaluate hospital performance, allocate resources and measure leverage capacity and debt service ability. In addition, the Company uses adjusted EBITDA as a measure of performance for its business segments and for incentive compensation purposes. Adjusted EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net earnings, cash flows generated by operating, investing, or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Adjusted EBITDA, as presented, differs from what is defined under the Company’s Senior Secured Credit Facilities and may not be comparable to similarly titled measures of other companies.

15. OTHER ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

A summary of other accrued expenses and other current liabilities consists of the following (in thousands):

	September 30, 2014	September 30, 2013
Professional and general liabilities—current portion	$13,296	$16,546
Accrued property taxes	13,036	9,845
Employee health insurance payable	8,256	12,206
HIF (see Note 2)	7,940	—
Income taxes payable (see Note 10)	1,561	33,501
Deferred rent	4,657	4,593
Other	24,751	15,862

	$73,497	$92,553

16. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Senior Notes described in Note 3 are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s existing 100% owned domestic subsidiaries, other than non-guarantor subsidiaries which include Health Choice and the Company’s non-wholly owned subsidiaries. The guarantees are subject to customary release provisions set forth in the Indenture for the Senior Notes.

Summarized condensed consolidating balance sheets at September 30, 2014 and 2013, condensed consolidating statements of operations, condensed consolidating statements of comprehensive income (loss) and condensed consolidating statements of cash flows for the years ended September 30, 2014, 2013 and 2012, for the Company, segregating the parent company issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, are found below. Prior year amounts have been reclassified to conform to the current year presentation, including the Company’s discontinued operations.

IASIS Healthcare LLC

Condensed Consolidating Balance Sheet

September 30, 2014

(In Thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$325,555	$15,625	$—	$341,180
Accounts receivable, net	—	66,165	239,489	—	305,654
Inventories	—	13,925	43,707	—	57,632
Deferred income taxes	2,523	—	—	—	2,523
Prepaid expenses and other current assets	—	40,828	194,327	—	235,155
Assets held for sale	—	50,151	—	—	50,151

Total current assets	2,523	496,624	493,148	—	992,295

Property and equipment, net	—	232,421	594,057	—	826,478
Intercompany	—	(82,478)	82,478	—	—
Net investment in and advances to subsidiaries	2,072,704	—	—	(2,072,704)	—
Goodwill	7,407	62,947	744,144	—	814,498
Other intangible assets, net	—	8,331	15,000	—	23,331
Other assets, net	23,067	23,055	16,240	—	62,362

Total assets	$2,105,701	$740,900	$1,945,067	$(2,072,704)	$2,718,964

Liabilities and Equity
Current liabilities
Accounts payable	$—	$47,437	$80,516	$—	$127,953
Salaries and benefits payable	—	32,164	38,957	—	71,121
Accrued interest payable	28,820	(3,223)	3,223	—	28,820
Medical claims payable	—	—	79,449	—	79,449
Other accrued expenses and current liabilities	—	47,911	25,586	—	73,497
Current portion of long-term debt, capital leases and other obligations	10,071	2,619	23,176	(23,176)	12,690
Liabilities held for sale	—	9,171	—	—	9,171

Total current liabilities	38,891	136,079	250,907	(23,176)	402,701

Long-term debt, capital leases and other obligations	1,823,545	17,565	521,216	(521,216)	1,841,110
Deferred income taxes	100,868	—	—	—	100,868
Other long-term liabilities	3,233	113,466	590	—	117,289

Total liabilities	1,966,537	267,110	772,713	(544,392)	2,461,968

Non-controlling interests with redemption rights	—	108,156	—	—	108,156

Equity
Member’s equity	139,164	355,958	1,172,354	(1,528,312)	139,164
Non-controlling interests	—	9,676	—	—	9,676

Total equity	139,164	365,634	1,172,354	(1,528,312)	148,840

Total liabilities and equity	$2,105,701	$740,900	$1,945,067	$(2,072,704)	$2,718,964

IASIS Healthcare LLC

Condensed Consolidating Balance Sheet

September 30, 2013

(In Thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$430,047	$8,084	$—	$438,131
Accounts receivable, net	—	124,700	246,306	—	371,006
Inventories	—	16,015	41,766	—	57,781
Deferred income taxes	26,096	—	—	—	26,096
Prepaid expenses and other current assets	—	26,187	100,225	—	126,412
Assets held for sale	—	119,141	—	—	119,141

Total current assets	26,096	716,090	396,381	—	1,138,567

Property and equipment, net	—	234,910	598,259	—	833,169
Intercompany	—	(218,630)	218,630	—	—
Net investment in and advances to subsidiaries	2,072,847	—	—	(2,072,847)	—
Goodwill	7,407	65,246	743,757	—	816,410
Other intangible assets, net	—	7,957	18,000	—	25,957
Other assets, net	27,287	24,895	13,980	—	66,162

Total assets	$2,133,637	$830,468	$1,989,007	$(2,072,847)	$2,880,265

Liabilities and Equity
Current liabilities
Accounts payable	$—	$52,257	$77,285	$—	$129,542
Salaries and benefits payable	—	28,686	34,198	—	62,884
Accrued interest payable	27,519	(3,229)	3,229	—	27,519
Medical claims payable	—	—	57,514	—	57,514
Other accrued expenses and current liabilities	—	75,900	16,653	—	92,553
Current portion of long-term debt, capital leases and other obligations	10,071	3,150	23,641	(23,641)	13,221
Advance on divestiture	—	144,803	—	—	144,803
Liabilities held for sale	—	3,208	—	—	3,208

Total current liabilities	37,590	304,775	212,520	(23,641)	531,244

Long-term debt, capital leases and other obligations	1,832,275	20,547	549,200	(549,200)	1,852,822
Deferred income taxes	115,592	—	—	—	115,592
Other long-term liabilities	5,918	116,601	601	—	123,120

Total liabilities	1,991,375	441,923	762,321	(572,841)	2,622,778

Non-controlling interests with redemption rights	—	105,464	—	—	105,464

Equity
Member’s equity	142,262	273,320	1,226,686	(1,500,006)	142,262
Non-controlling interests	—	9,761	—	—	9,761

Total equity	142,262	283,081	1,226,686	(1,500,006)	152,023

Total liabilities and equity	$2,133,637	$830,468	$1,989,007	$(2,072,847)	$2,880,265

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations

For the Year Ended September 30, 2014

(In Thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Revenues
Acute care revenue before provision for bad debts	$—	$506,135	$1,647,619	$(13,079)	$2,140,675
Less: Provision for bad debts	—	(62,116)	(275,002)	—	(337,118)

Acute care revenue	—	444,019	1,372,617	(13,079)	1,803,557
Premium and service revenues	—	—	730,030	—	730,030

Total revenue	—	444,019	2,102,647	(13,079)	2,533,587

Costs and expenses
Salaries and benefits	10,329	310,961	571,424	—	892,714
Supplies	—	71,809	227,951	—	299,760
Medical claims	—	—	609,857	(13,079)	596,778
Rentals and leases	—	23,976	48,738	—	72,714
Other operating expenses	—	90,006	336,927	—	426,933
Medicare and Medicaid EHR incentives	—	(4,324)	(10,429)	—	(14,753)
Interest expense, net	130,818	—	48,922	(48,922)	130,818
Depreciation and amortization	—	36,500	58,812	—	95,312
Management fees	5,000	(34,789)	34,789	—	5,000
Equity in earnings of affiliates	(92,963)	—	—	92,963	—

Total costs and expenses	53,184	494,139	1,926,991	30,962	2,505,276

Earnings (loss) from continuing operations before loss on disposal of assets and income taxes	(53,184)	(50,120)	175,656	(44,041)	28,311
Gain (loss) on disposal of assets, net	—	3,566	(164)	—	3,402

Earnings (loss) from continuing operations before income taxes	(53,184)	(46,554)	175,492	(44,041)	31,713
Income tax expense	6,125	—	2,299	—	8,424

Net earnings (loss) from continuing operations	(59,309)	(46,554)	173,193	(44,041)	23,289
Earnings (loss) from discontinued operations, net of income taxes	8,003	(22,008)	—	—	(14,005)

Net earnings (loss)	(51,306)	(68,562)	173,193	(44,041)	9,284
Net earnings attributable to non-controlling interests	—	(11,668)	—	—	(11,668)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(51,306)	$(80,230)	$173,193	$(44,041)	$(2,384)

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations

For the Year Ended September 30, 2013

(In Thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Revenues
Acute care revenue before provision for bad debts	$—	$503,485	$1,551,487	$(7,092)	$2,047,880
Less: Provision for bad debts	—	(81,545)	(245,433)	—	(326,978)

Acute care revenue	—	421,940	1,306,054	(7,092)	1,720,902
Premium and service revenues	—	—	564,152	—	564,152

Total revenue	—	421,940	1,870,206	(7,092)	2,285,054

Costs and expenses
Salaries and benefits	3,855	285,888	558,267	—	848,010
Supplies	—	72,626	221,783	—	294,409
Medical claims	—	—	474,386	(7,092)	467,294
Rentals and leases	—	17,525	35,371	—	52,896
Other operating expenses	—	86,035	307,481	—	393,516
Medicare and Medicaid EHR incentives	—	(4,820)	(15,903)	—	(20,723)
Interest expense, net	133,206	—	61,876	(61,876)	133,206
Depreciation and amortization	—	31,351	62,675	—	94,026
Management fees	5,000	(32,629)	32,629	—	5,000
Equity in earnings of affiliates	(90,291)	—	—	90,291	—

Total costs and expenses	51,770	455,976	1,738,565	21,323	2,267,634

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(51,770)	(34,036)	131,641	(28,415)	17,420
Loss on disposal of assets, net	—	(1,901)	(7,081)	—	(8,982)

Earnings (loss) from continuing operations before income taxes	(51,770)	(35,937)	124,560	(28,415)	8,438
Income tax expense	1,976	—	1,671	—	3,647

Net earnings (loss) from continuing operations	(53,746)	(35,937)	122,889	(28,415)	4,791
Earnings (loss) from discontinued operations, net of income taxes	(4,846)	10,554	—	—	5,708

Net earnings (loss)	(58,592)	(25,383)	122,889	(28,415)	10,499
Net earnings attributable to non-controlling interests	—	(7,215)	—	—	(7,215)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(58,592)	$(32,598)	$122,889	$(28,415)	$3,284

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations

For the Year Ended September 30, 2012

(In Thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Revenues
Acute care revenue before provision for bad debts	$—	$462,182	$1,462,486	$(7,092)	$1,917,576
Less: Provision for bad debts	—	(66,574)	(175,203)	—	(241,777)

Acute care revenue	—	395,608	1,287,283	(7,092)	1,675,799
Premium and service revenues	—	—	569,142	—	569,142

Total revenue	—	395,608	1,856,425	(7,092)	2,244,941

Costs and expenses
Salaries and benefits	10,077	260,831	519,172	—	790,080
Supplies	—	68,434	215,229	—	283,663
Medical claims	—	—	473,217	(7,092)	466,125
Rentals and leases	—	14,066	28,719	—	42,785
Other operating expenses	—	81,198	333,899	—	415,097
Medicare and Medicaid EHR incentives	—	(3,330)	(18,501)	—	(21,831)
Interest expense, net	137,990	—	52,602	(52,602)	137,990
Depreciation and amortization	—	31,618	69,646	—	101,264
Management fees	5,000	(30,941)	30,941	—	5,000
Equity in earnings of affiliates	(127,487)	—	—	127,487	—

Total costs and expenses	25,580	421,876	1,704,924	67,793	2,220,173

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(25,580)	(26,268)	151,501	(74,885)	24,768
Gain on disposal of assets, net	—	427	1,814	—	2,241

Earnings (loss) from continuing operations before income taxes	(25,580)	(25,841)	153,315	(74,885)	27,009
Income tax expense	85	—	1,896	—	1,981

Net earnings (loss) from continuing operations	(25,665)	(25,841)	151,419	(74,885)	25,028
Earnings (loss) from discontinued operations, net of income taxes	(4,061)	10,621	—	—	6,560

Net earnings (loss)	(29,726)	(15,220)	151,419	(74,885)	31,588
Net earnings attributable to non-controlling interests	—	(8,712)	—	—	(8,712)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(29,726)	$(23,932)	$151,419	$(74,885)	$22,876

IASIS Healthcare LLC

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the Year Ended September 30, 2014

(In Thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Net earnings (loss)	$(51,306)	$(68,562)	$173,193	$(44,041)	$9,284
Other comprehensive income
Change in fair value of highly effective interest rate hedges	2,023	—	—	—	2,023

Other comprehensive income before income taxes	2,023	—	—	—	2,023
Change in income tax expense	(738)	—	—	—	(738)

Other comprehensive income, net of income taxes	1,285	—	—	—	1,285

Comprehensive income (loss)	(50,021)	(68,562)	173,193	(44,041)	10,569
Net earnings attributable to non-controlling interests	—	(11,668)	—	—	(11,668)

Comprehensive income (loss) attributable to IASIS Healthcare LLC	$(50,021)	$(80,230)	$173,193	$(44,041)	$(1,099)

IASIS Healthcare LLC

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the Year Ended September 30, 2013

(In Thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Net earnings (loss)	$(58,592)	$(25,383)	$122,889	$(28,415)	$10,499
Other comprehensive income
Change in fair value of highly effective interest rate hedges	1,662	—	—	—	1,662

Other comprehensive income before income taxes	1,662	—	—	—	1,662
Change in income tax expense	(618)	—	—	—	(618)

Other comprehensive income, net of income taxes	1,044	—	—	—	1,044

Comprehensive income (loss)	(57,548)	(25,383)	122,889	(28,415)	11,543
Net earnings attributable to non-controlling interests	—	(7,215)	—	—	(7,215)

Comprehensive income (loss) attributable to IASIS Healthcare LLC	$(57,548)	$(32,598)	$122,889	$(28,415)	$4,328

IASIS Healthcare LLC

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the Year Ended September 30, 2012

(In Thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Net earnings (loss)	$(29,726)	$(15,220)	$151,419	$(74,885)	$31,588
Other comprehensive loss
Change in fair value of highly effective interest rate hedges	(5,914)	—	—	—	(5,914)
Amortization of other comprehensive income related to ineffective interest rate hedges	2,057	—	—	—	2,057

Other comprehensive loss before income taxes	(3,857)	—	—	—	(3,857)
Change in income tax benefit	1,432	—	—	—	1,432

Other comprehensive loss, net of income taxes	(2,425)	—	—	—	(2,425)

Comprehensive income (loss)	(32,151)	(15,220)	151,419	(74,885)	29,163
Net earnings attributable to non-controlling interests	—	(8,712)	—	—	(8,712)

Comprehensive income (loss) attributable to IASIS Healthcare LLC	$(32,151)	$(23,932)	$151,419	$(74,885)	$20,451

IASIS Healthcare LLC

Condensed Consolidating Statement of Cash Flows

For the Year Ended September 30, 2014

(In Thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities
Net earnings (loss)	$(51,306)	$(68,562)	$173,193	$(44,041)	$9,284
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	36,500	58,812	—	95,312
Amortization of loan costs	7,412	—	—	—	7,412
Amortization of deferred gain on sale-leaseback transaction	(2,496)	—	—	—	(2,496)
Change in physician minimum revenue guarantees	—	184	2,525	—	2,709
Stock-based compensation	10,329	—	—	—	10,329
Deferred income taxes	3,491	—	—	—	3,491
Income tax benefit from stock-based compensation	3	—	—	—	3
Loss (gain) on disposal of assets, net	—	(3,566)	164	—	(3,402)
Loss (earnings) from discontinued operations, net	(8,003)	22,008	—	—	14,005
Equity in earnings of affiliates	(92,963)	—	—	92,963	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	—	(8,754)	7,203	—	(1,551)
Inventories, prepaid expenses and other current assets	—	(19,413)	(88,000)	—	(107,413)
Accounts payable, other accrued expenses and other accrued liabilities	(1,384)	57,109	16,083	—	71,808
Income taxes and other transaction costs payable related to sale-leaseback of real estate	(18,901)	(1,048)	(2,321)	—	(22,270)

Net cash provided by (used in) operating activities—continuing operations	(153,818)	14,458	167,659	48,922	77,221
Net cash used in operating activities—discontinued operations	—	(18,350)	—	—	(18,350)

Net cash provided by (used in) operating activities	(153,818)	(3,892)	167,659	48,922	58,871

Cash flows from investing activities
Purchases of property and equipment	—	(63,166)	(51,420)	—	(114,586)
Cash paid for acquisitions, net	—	(1,038)	—	—	(1,038)
Cash paid for sale-leaseback of real estate	—	(2,724)	(301)	—	(3,025)
Proceeds from sale of assets	—	1,865	38	—	1,903
Change in other assets, net	—	1,193	(1,824)	—	(631)

Net cash used in investing activities—continuing operations	—	(63,870)	(53,507)	—	(117,377)
Net cash used in investing activities—discontinued operations	—	(5,038)	—	—	(5,038)

Net cash used in investing activities	—	(68,908)	(53,507)	—	(122,415)

Cash flows from financing activities
Payment of long-term debt, capital leases and other obligations	(10,072)	(611)	(2,682)	—	(13,365)
Payment of debt financing costs	(1,691)	—	—	—	(1,691)
Distributions to non-controlling interests	—	(15,618)	—	—	(15,618)
Cash paid for the repurchase of non-controlling interests	—	(770)	—	—	(770)
Other	—	(1,838)	—	—	(1,838)
Change in intercompany balances with affiliates, net	165,581	(12,730)	(103,929)	(48,922)	—

Net cash provided by (used in) financing activities—continuing operations	153,818	(31,567)	(106,611)	(48,922)	(33,282)
Net cash used in financing activities—discontinued operations	—	(125)	—	—	(125)

Net cash provided by (used in) financing activities	153,818	(31,692)	(106,611)	(48,922)	(33,407)

Change in cash and cash equivalents	—	(104,492)	7,541	—	(96,951)
Cash and cash equivalents at beginning of period	—	430,047	8,084	—	438,131

Cash and cash equivalents at end of period	$—	$325,555	$15,625	$—	$341,180

IASIS Healthcare LLC

Condensed Consolidating Statement of Cash Flows

For the Year Ended September 30, 2013

(In Thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities
Net earnings (loss)	$(58,592)	$(25,383)	$122,889	$(28,415)	$10,499
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	31,351	62,675	—	94,026
Amortization of loan costs	7,612	—	—	—	7,612
Change in physician minimum revenue guarantees	—	161	2,646	—	2,807
Stock-based compensation	3,855	—	—	—	3,855
Deferred income taxes	(6,220)	—	—	—	(6,220)
Income tax benefit from stock-based compensation	16	—	—	—	16
Income tax benefit from parent company	489	—	—	—	489
Loss on disposal of assets, net	—	1,901	7,081	—	8,982
Loss (earnings) from discontinued operations, net	4,846	(10,554)	—	—	(5,708)
Equity in earnings of affiliates	(90,291)	—	—	90,291	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	—	25,771	(27,495)	—	(1,724)
Inventories, prepaid expenses and other current assets	—	4,419	(18,696)	—	(14,277)
Accounts payable, other accrued expenses and other accrued liabilities	(2,177)	28,456	(25,457)	—	822

Net cash provided by (used in) operating activities—continuing operations	(140,462)	56,122	123,643	61,876	101,179
Net cash used in operating activities—discontinued operations	—	(3,027)	—	—	(3,027)

Net cash provided by (used in) operating activities	(140,462)	53,095	123,643	61,876	98,152

Cash flows from investing activities
Purchases of property and equipment	—	(57,491)	(49,064)	—	(106,555)
Cash paid (received) for acquisitions, net	—	(471)	3,467	—	2,996
Cash advance on divestiture	—	144,803	—	—	144,803
Cash received in sale-leaseback of real estate	—	86,348	191,635	—	277,983
Proceeds from sale of assets	—	2	81	—	83
Change in other assets, net	—	(5,931)	3,721	—	(2,210)

Net cash provided by investing activities—continuing operations	—	167,260	149,840	—	317,100
Net cash used in investing activities—discontinued operations	—	(5,128)	—	—	(5,128)

Net cash provided by investing activities	—	162,132	149,840	—	311,972

Cash flows from financing activities
Payment of long-term debt, capital leases and other obligations	(175,262)	(77)	(3,120)	—	(178,459)
Proceeds from revolving credit facilities	165,000	—	—	—	165,000
Payment of debt financing costs	(1,024)	—	—	—	(1,024)
Distributions to non-controlling interests	—	(6,012)	—	—	(6,012)
Cash received for the sale of non-controlling interests	—	849	—	—	849
Cash paid for the repurchase of non-controlling interest, net	—	(1,211)	—	—	(1,211)
Other	—	1,065	(1,043)	—	22
Change in intercompany balances with affiliates	151,748	181,027	(270,899)	(61,876)	—

Net cash provided by (used in) financing activities—continuing operations	140,462	175,641	(275,062)	(61,876)	(20,835)
Net cash used in financing activities—discontinued operations	—	(40)	—	—	(40)

Net cash provided by (used in) financing activities	140,462	175,601	(275,062)	(61,876)	(20,875)

Change in cash and cash equivalents	—	390,828	(1,579)	—	389,249
Cash and cash equivalents at beginning of period	—	39,219	9,663	—	48,882

Cash and cash equivalents at end of period	$—	$430,047	$8,084	$—	$438,131

IASIS Healthcare LLC

Condensed Consolidating Statement of Cash Flows

For the Year Ended September 30, 2012

(In Thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities
Net earnings (loss)	$(29,726)	$(15,220)	$151,419	$(74,885)	$31,588
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	31,618	69,646	—	101,264
Amortization of loan costs	7,309	—	—	—	7,309
Change in physician minimum revenue guarantees	—	113	2,349	—	2,462
Stock-based compensation	10,077	—	—	—	10,077
Deferred income taxes	13,375	—	—	—	13,375
Income tax benefit from stock-based compensation	6	—	—	—	6
Income tax benefit from parent company	(191)	—	—	—	(191)
Fair value change in interest rate hedges	(1,410)	—	—	—	(1,410)
Amortization of other comprehensive loss	2,057	—	—	—	2,057
Gain on disposal of assets, net	—	(427)	(1,814)	—	(2,241)
Loss (earnings) from discontinued operations, net	4,061	(10,621)	—	—	(6,560)
Equity in earnings of affiliates	(127,487)	—	—	127,487	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	—	(9,865)	(51,299)	—	(61,164)
Inventories, prepaid expenses and other current assets	—	(5,046)	(38,656)	—	(43,702)
Accounts payable, other accrued expenses and other accrued liabilities	—	37,012	(53,312)	—	(16,300)

Net cash provided by (used in) operating activities—continuing operations	(121,929)	27,564	78,333	52,602	36,570
Net cash provided by operating activities—discontinued operations	—	7,757	—	—	7,757

Net cash provided by (used in) operating activities	(121,929)	35,321	78,333	52,602	44,327

Cash flows from investing activities
Purchases of property and equipment	—	(46,788)	(50,164)	—	(96,952)
Cash received (paid) for acquisitions, net	—	12,967	(21,130)	—	(8,163)
Proceeds from sale of assets	—	—	28	—	28
Change in other assets, net	—	5,084	(2,923)	—	2,161

Net cash used in investing activities—continuing operations	—	(28,737)	(74,189)	—	(102,926)
Net cash used in investing activities—discontinued operations	—	(15,416)	—	—	(15,416)

Net cash used in investing activities	—	(44,153)	(74,189)	—	(118,342)

Cash flows from financing activities
Payment of long-term debt, capital leases and other obligations	(10,250)	(360)	(3,567)	—	(14,177)
Payment of debt financing costs	(998)	—	—	—	(998)
Distributions to non-controlling interests	—	(8,666)	—	—	(8,666)
Cash paid for the repurchase of non-controlling interest, net	—	(589)	—	—	(589)
Change in intercompany balances with affiliates	133,177	(82,396)	1,821	(52,602)	—

Net cash provided by (used in) financing activities	121,929	(92,011)	(1,746)	(52,602)	(24,430)

Change in cash and cash equivalents	—	(100,843)	2,398	—	(98,445)
Cash and cash equivalents at beginning of period	—	140,062	7,265	—	147,327

Cash and cash equivalents at end of period	$—	$39,219	$9,663	$—	$48,882

17. SUBSEQUENT EVENTS

On October 31, 2014, the Company completed a cash tender offer for up to $210.0 million aggregate principal amount of its outstanding Senior Notes. The Issuers were required to make the offer to purchase under the terms of the Indenture governing the Senior Notes using excess proceeds from certain asset dispositions. The offer to purchase was made at 100% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest, to but exluding the redemption date. Holders validly tendered, and without withdrawal, $0.1 million in aggregate principal amount of the Senior Notes, all of which were accepted by the Issuers. The Company made payment to settle all validly tendered Senior Notes on November 6, 2014.

On November 11, 2014, the Company entered into a definitive agreement to sell its Nevada operations. Subject to customary closing conditions, the transaction is expected to close by the end of calendar 2014.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluations of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of September 30, 2014. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of September 30, 2014, based on the criteria established in Internal Control—Integrated Framework (the “1992 Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2014. Management discussed and reviewed the results of management’s assessment with our Audit Committee.

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

On May 14, 2013, COSO issued an updated version of the 1992 Framework (the “2013 Framework”). The 1992 Framework was adopted to assist organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which terminates on December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of September 30, 2014, we have initiated the process to transition to the 2013 Framework.

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

Name	Age	Position	IAS	IASIS
W. Carl Whitmer	50	Director, Chief Executive Officer and President	X	X
Phillip J. Mazzuca	55	Chief Operating Officer	X	X
John M. Doyle	54	Chief Financial Officer	X	X
Frank A. Coyle	50	Senior Vice President, Secretary and General Counsel	X	X
James Moake	45	Operations Chief Financial Officer	X	X
Edward H. Lamb	57	President, Western Division	X	X
Bryanie W. Swilley	54	President, Eastern Division	X	X
Peter Stanos	51	Vice President, Ethics and Business Practices	X	X
Mike Uchrin	38	Chief Executive Officer, Health Choice Arizona, Inc.		X
David R. White	67	Chairman of the Board	X
Jonathan J. Coslet	50	Director	X
David Dupree	61	Director	X
Thomas C. Geiser	63	Director	X
Kirk E. Gorman	63	Director	X
Greg Kranias	37	Director	X
Todd B. Sisitsky	43	Director	X
Paul S. Levy	67	Director	X
Jeffrey C. Lightcap	55	Director	X
Sharad Mansukani	45	Director	X

W. Carl Whitmer became a Director of IAS in April 2010. He has served as President since April 2010 and was appointed Chief Executive Officer in November 2010. Prior to that time, he served as Chief Financial Officer since November 2001 and Vice President and Treasurer from March 2000 to October 2001. Prior to joining our company, Mr. Whitmer served various roles including Vice President of Finance and Treasurer and Chief Financial Officer of PhyCor Inc., where he was employed from July 1994 through February 2000. Mr. Whitmer’s responsibilities at PhyCor included mergers and acquisitions, capital planning and management, investor relations, treasury management and external financial reporting. Prior to joining PhyCor Inc., Mr. Whitmer served as a Senior Manager with the accounting firm of KPMG LLP, where he was employed from July 1986 to July 1994. Mr. Whitmer previously served on the board of directors, including the audit committee, of Fenwal Transfusion Therapies and currently serves as a director of NorthStar Anesthesia, LLC.

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

Edward H. Lamb joined our company as President—Western Division, effective October 1, 2011. In this role, Mr. Lamb oversees our Arizona, Colorado, Nevada and Utah hospitals. Prior to joining our company, Mr. Lamb spent fourteen years with HCA Inc. in various positions, most recently as the President and Chief Executive Officer of Corpus Christi Medical Center, a four-campus, 583-bed system in Corpus Christi, Texas. Prior to that, Mr. Lamb served as President and Chief Executive Officer of HCA’s Alaska Regional Hospital, a 250-bed tertiary care, circumpolar referral medical center in Anchorage, Alaska. He also has served as Chief Executive Officer of two behavioral health hospitals in Arizona—Charter Hospital of the East Valley and St. Luke’s Behavioral Health Center, before its acquisition by IASIS. Mr. Lamb started his career as a Medical Technologist with Orem Community Hospital in Orem, Utah.

Bryanie W. Swilley was promoted to President—Eastern Division, effective July 1, 2012. Prior to that time, Mr. Swilley served twelve years as Chief Executive Officer of Jordan Valley Medical Center, including the last five of which he also served as Chief Executive Officer of Pioneer Valley Hospital.

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

        Thomas C. Geiser became a Director of IAS in January 2014 and has served as a Senior Advisor to TPG Capital, our controlling stockholder, since 2006. Previously, Mr. Geiser served as the Executive Vice President and General Counsel of WellPoint Health Networks Inc. (“WellPoint”) from its inception in 1993 to 2005. Mr. Geiser was responsible for WellPoint’s legal, legislative and regulatory affairs in all fifty states and served as its principal contact with state and federal regulators. Prior to joining WellPoint, Mr. Geiser worked as an attorney in private law practice, coming to WellPoint from Brobeck, Phleger & Harrison LLP in San Francisco. He serves on the board of directors for Surgical Care Affiliates, Inc., Novasom, Inc. and the Library Foundation of Los Angeles, and previously served on the board of directors of Origin, Inc., d/b/a Shiftwise, and currently serves as a director of Providence Saint John’s Health Center in Santa Monica California. Mr. Geiser earned his J.D. from the University of California, Hastings College of the Law and earned his undergraduate degree in English from the University of Redlands. Mr. Geiser has extensive expertise and experience providing leadership in legal, legislative, regulatory and compliance affairs to both public and private companies in the healthcare industry.

Kirk E. Gorman was appointed a Director of IAS in August 2004. Mr. Gorman currently serves as Executive Vice President and Chief Financial Officer of Thomas Jefferson University and Jefferson Health System. He joined Jefferson Health System in 2003. From 2003 to 2014, Mr. Gorman served as Executive Vice President and Chief Financial Officer of Jefferson Health System. Prior to joining Jefferson Health System, Mr. Gorman served as Senior Vice President and Chief Financial Officer of Universal Health Services, Inc., a public hospital company based in Pennsylvania, from 1987 to February 2003. Mr. Gorman also has 13 years of experience in the banking industry and served as Senior Vice President of Mellon Bank prior to his work in the healthcare industry. Mr. Gorman serves as a director of BioTelemetry Inc., a leading provider of mobile cardiac outpatient telemetry services, and was a director Health Management Associates, Inc. until 2014. Mr. Gorman served as a director of Care Investment Trust, a real estate investment and finance company, from 2007 to 2009.

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

Todd B. Sisitsky became a Director of IAS in June 2004. Mr. Sisitsky is a TPG Partner, where he leads the firm’s investment activities in the healthcare services, pharmaceutical and medical device sectors. In addition to our company, he played leadership roles in connection with investments by TPG in Aptalis Pharma, Biomet, Inc., Fenwal Transfusion Therapies, Surgical Care Affiliates, Inc., HealthScope and IMS Health and serves on the board of directors of each of these companies other than the board of directors of Fenwal Transfusion Therapies, from which Mr. Sisitsky resigned in December 2012. Prior to joining TPG in 2003, Mr. Sisitsky worked at Forstmann Little & Company and Oak Hill Capital Partners.

Paul S. Levy has been a Director of IAS since October 1999. Mr. Levy is a Managing Director of JLL Partners, Inc. (“JLL”), which he founded in 1988. Mr. Levy serves as a director of several companies, including American Dental Partners, Inc., Builders FirstSource, Inc., The J.G. Wentworth Company, and Medical Card Systems, Inc.

Jeffrey C. Lightcap has been a Director of IAS since October 1999. Since October 2006, Mr. Lightcap is a founding partner and the Senior Managing Director of HealthCor Partners Management, LP (“HCP”). Prior to joining HCP, Mr. Lightcap was a Senior Managing Director at JLL, which he joined in June 1997. From February 1993 to May 1997, Mr. Lightcap was a Managing Director at Merrill Lynch & Co., Inc., where he was the head of leveraged buyout firm coverage for the Mergers & Acquisitions group. Mr. Lightcap also serves as a director of CareView Communications, Inc., a healthcare technology provider.

Sharad Mansukani became a Director of IAS in April 2005. Dr. Mansukani serves as a TPG senior advisor, and serves on the faculty at both the University of Pennsylvania and Temple University School of Medicine. Dr. Mansukani previously served as a senior advisor to the Administrator of CMS from 2003 to 2005, and as Senior Vice President and Chief Medical Officer of Health Partners, a non-profit Medicaid and Medicare health plan owned at the time by Philadelphia-area hospitals. Dr. Mansukani completed a residency and fellowship in ophthalmology at the University of Pennsylvania School of Medicine and a fellowship in quality management and managed care at the Wharton School of Business. Dr. Mansukani also served as a director of Healthspring, Inc. from 2007 until January 2012 and currently serves as a director of Surgical Care Affiliates, Inc.

Director Qualifications

The certificate of incorporation and by-laws of IAS provide that its board of directors will consist of not less than three nor more than 15 members, the exact number of which shall be determined by the board of directors in a resolution. Our board of directors is currently comprised of eleven directors. The directors are elected at the annual meeting of stockholders for one-year terms and until their successors are duly elected and qualified.

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

Audit Committee and Audit Committee Financial Expert

IAS’ board of directors has a standing audit committee. The current members of the audit committee are Messrs. Kranias, Lightcap and Gorman. IAS’ board of directors has determined that Mr. Gorman is an “audit committee financial expert” as that term is defined by SEC regulations. IAS’ board of directors has not made a determination as to whether Mr. Gorman and the other directors are “independent” because all of the members of IAS’ board have been appointed by JLL and TGP. See “Item 13—Certain Relationships and Related Transactions, and Director Independence—IASIS Investment Limited Liability Company Operating Agreement” for further discussion regarding director independence.

Code of Ethics

We have adopted a code of ethics for our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions. Our Code of Ethics has been posted on our Internet website at www.iasishealthcare.com under “About IASIS: Code of Ethics.” Please note that our Internet website address is provided as an inactive textual reference only. We will disclose within four business days any amendments to, or waivers of, the Code of Ethics granted to any of our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions, by posting such information on our website rather than by filing a Form 8-K.

Item 11.	Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

Executive Summary

This section discusses the principles underlying our executive compensation policies and decisions. It provides qualitative information regarding the manner in which compensation is earned by our executive officers and places in context the data in the tables that follow. We address the compensation paid or awarded during our 2014 fiscal year to the following executive officers: W. Carl Whitmer, our President and Chief Executive Officer; Philip J. Mazzuca, our Chief Operating Officer; John M. Doyle, our Chief Financial Officer; Frank C. Coyle, Senior Vice President, Secretary and General Counsel; and Edward H. Lamb, President of our Western Division. We refer to these five executive officers as our “named executive officers.”

Since the equity of our company is owned by a group of sophisticated investment funds that also control our board of directors, our compensation structure is largely driven by these investment funds, which draw upon their extensive experience and expertise regarding executive compensation structures and incentives. Our Compensation Committee (the “Committee”) is composed of three individuals, including David R. White, the Chairman of the Board of Directors of IASIS, Jeffrey C. Lightcap, a representative of JLL, and Todd B. Sisitsky, a TPG partner who chairs the Committee.

The Committee seeks to design compensation policies that motivate executive officers to grow the Company’s value, aligning the officers’ financial interests with its investors’ while encouraging long-term executive retention. These policies have enabled us to attract and retain a senior executive team comprised of talented individuals with deep healthcare industry experience. To promote top performance and long-term retention, under the Committee’s direction and supervision, we have developed a compensation structure that uses base salary to compensate our executives in a manner we believe is appropriate, while also offering annual cash incentive compensation and long-term equity awards designed to focus our management team on our Company’s annual and long-term strategic and operational objectives. The Committee believes that in years of outstanding achievement by the Company, our named executive officers should be properly rewarded for contributing to our success through incentive-based cash and equity awards.

The Company exceeded its annual adjusted EBITDA target in 2014, and achieved or built upon numerous recent strategic achievements, including the sale of its Florida market, the closing of sale-leasebacks at several facilities, a return of capital to investors and the expansion of Health Choice’s managed care solutions service offerings. Our named executive officers’ compensation for 2014 included base salary, annual incentive payments and one-time bonuses paid to reward achievement of strategic initiatives and the resulting increase in equity value. We also issued certain long-term incentive equity awards to our named executive officers in 2014 as part of our management retention and incentive efforts.

The Executive Compensation Process

The Compensation Committee

The Committee oversees and administers our executive compensation program. The Committee’s responsibilities include, but are not limited to:

•	Reviewing and approving our compensation philosophy;

•	Determining executive compensation levels and components thereof;

•	Annually reviewing and assessing performance goals and objectives for all named executive officers, placing particular emphasis regarding the Chief Executive Officer, the Chief Operating Officer and the Chief Financial Officer, which we consider to be the Company’s most significant senior executive positions in responsibility and influence; and

•	Determining short-term and long-term incentive compensation for all named executive officers, with particular emphasis regarding the Chief Executive Officer, the Chief Operating Officer and the Chief Financial Officer.

Mr. Sisitsky, the Chair of the Committee, makes final decisions regarding the compensation of the Chief Executive Officer. Annually, the non-executive directors of the board of directors evaluate the performance of the Chief Executive Officer and that evaluation is then communicated to the Chief Executive Officer by Mr. Sisitsky. The Chief Executive Officer recommends to Mr. Sisitsky compensation decisions for our Chief Operating Officer and our Chief Financial Officer. Our Chief Executive Officer and Mr. Sisitsky discuss these recommendations before reaching a final decision. Regarding the other named executive officers, our Chief Executive Officer is responsible for conducting reviews and making compensation decisions.

During our fiscal year ended September 30, 2014, the Committee did not rely on the advice or reports of any external compensation consultant in making compensation decisions. As TPG has substantial experience and expertise in executive compensation, including executive compensation practices at its own portfolio companies (which include other healthcare industry companies), and sometimes internally employs compensation experts, the Committee may from time to time rely upon such internal experience and expertise provided by TPG and TPG’s compensation experts at no cost to the Company.

Our Chief Executive Officer plays an important role in many compensation decisions. Other named executive officers also may attend the Committee meetings and participate only as and if required by the Committee. The Chief Executive Officer does not participate on behalf of the Committee or the board of directors in decisions regarding his own compensation. Any discussion by the Committee regarding compensation for the Chief Executive Officer or other named executive officers is conducted by the Committee in executive session without such executive officers in attendance.

Process

The Committee’s process for determining executive compensation is straightforward and involves consideration of executive compensation practices at TPG’s portfolio companies and the highly competitive market for healthcare executives. While the Committee does not benchmark to any specified peer group or seek to set compensation in relation to compensation averages at other healthcare industry companies, our management team prepares for the Committee informal schedules that compare our cash compensation to the cash compensation offered by certain comparable companies in the acute hospital industry that file such information with the SEC. The Committee also, from time to time, relies on analysis performed by TPG that compares the compensation of our executive officers with that of other portfolio companies or private-equity backed companies, to the extent internally or publicly available. These comparisons are part of the total mix of information used to annually evaluate base salary, short-term and long-term incentive compensation and total compensation. Since one of the objectives of our compensation program is to consistently reward and retain top performers, compensation also will vary depending on individual and Company performance, and reflect the bargaining and negotiations associated with attracting and retaining top performers.

Pay for Performance

Our compensation philosophy seeks to align compensation with both Company and individual performance. Regarding our named executive officers, the primary factor we use in structuring annual incentive compensation, including payouts under our short-term incentive plan, is adjusted EBITDA (as defined in Note 14 to our consolidated financial statements) compared to our Company budget for such year. We believe that adjusted EBITDA represents the single best measure of our Company’s operating performance, financial health and long-term value creation. Other factors that may be in the Committee’s discretion and may be considered in certain years include:

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

Another component of the Company’s pay for performance compensation philosophy is to promote equity holdings by our named executive officers through issuing long-term equity awards. See “Long Term Incentive Compensation.”

Internal Pay Equity

Internal pay equity is not a material factor regarding the Committee’s compensation decisions among our named executive officers. The Committee believes that the variation in compensation among the named executive officers is reasonable in light of each executive’s experience, individual contribution, level of responsibility and general importance to the Company.

Components of the Executive Compensation Program

Employment Agreements

Mr. Whitmer and the Company negotiated a new employment agreement with the Company upon his promotion to President during fiscal 2010. Mr. Doyle entered into an employment agreement upon his promotion to Chief Financial Officer at the same time. Mr. Mazzuca’s employment agreement was negotiated and entered into in connection with his return to the Company at the beginning of the 2011 fiscal year. Mr. Coyle entered into an employment agreement with the Company in fiscal 2012. Mr. Lamb entered into an employment agreement upon joining the Company in fiscal 2011.

Base Salary

Base salary represents the fixed component of our named executive officers’ compensation and should compensate the executive for competence in the executive role. The Committee attempts to maintain base salaries at competitive levels while also reserving a substantial portion of compensation for the other compensation elements directly related to Company and individual performance.

The Committee annually reviews base salaries of the Chief Executive Officer, the Chief Operating Officer and the Chief Financial Officer. The Chief Executive Officer approves all base salary increases for other named executive officers. Any base salary increase during this annual process is intended to compensate the executive for exceptional performance or contributions, cost of living increases, changes in responsibility and changes in the competitive landscape. Base salaries also may be adjusted at any time during the year if Mr. Sisitsky, the Committee, or the Chief Executive Officer finds it necessary or advisable to maintain a competitive level or to compensate an individual for increased responsibility or achievement.

Each of our named executive officers initial base salary was established as part of the employment agreements each negotiated with our Company as described above. Mr. Whitmer’s, Mr. Mazzuca’s, Mr. Doyle’s, Mr. Coyle’s and Mr. Lamb’s annual base salaries were $850,000, $625,000, $440,000, $412,050, and $461,250, respectively, at the end of fiscal 2014. These base salaries represented increases of 7.9%, 4.0%, 6.4%, 2.6% and 1.8%, respectively, over base salaries at the end of fiscal 2013 and reflected what the Committee believed to be amounts in light of each named executive officers performance and responsibilities within the Company.

Short-Term Incentive Compensation

Our named executive officers earn cash incentive awards under the Corporate Incentive Plan or the Market Executive Incentive Plan based upon the level of achievement of Company and individual financial performance metrics. The range of potential payouts for Mr. Whitmer, Mr. Mazzuca, Mr. Doyle, Mr. Coyle and Mr. Lamb are set forth in accordance with their employment agreements.

Before the end of the first quarter of the relevant fiscal year, the Company, with the input of members of the board of directors and the investors, establishes target levels for adjusted EBITDA and, in certain years, other operating metrics such as revenue growth, operating cash flows and free cash flow used both for compensation and budgeting purposes. Our adjusted EBITDA for the year (considering certain adjustments we believe are customary for executive compensation) versus the adjusted EBITDA target levels is the primary factor in calculating the short-term incentive compensation paid to our Chief Executive Officer, our Chief Operating Officer, our Chief Financial Officer and our General Counsel. The performance of our divisions during the year versus the adjusted EBITDA target levels is the primary factor, along with the execution of strategic initiatives, the achievement of certain quality and customer service metrics, cash collections and other operational goals, in calculating the short-term incentive compensation paid to division executives. We then establish threshold, target and maximum target incentive levels based on each named executive officer’s employment agreement, where applicable, and what we believe to be levels relative to the executive’s position in the Company.

For fiscal 2014, we established the following annual incentive target levels for our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, General Counsel and President-Western Division:

Annual Short-Term Incentive Award Ranges (as a Percentage and a Dollar Amount of Base Salary) for Fiscal 2014

	Threshold	Percentage Target	Maximum	Threshold	Dollars Target	Maximum
W. Carl Whitmer	20%	100%	200%	$170,000	$850,000	$1,700,000
Phillip J. Mazzuca	10%	75%	150%	$62,500	$468,750	$937,500
John M. Doyle	10%	50%	100%	$44,000	$220,000	$440,000
Frank C. Coyle	—	50%	50%	—	$206,025	$206,025
Edward H. Lamb	—	50%	100%	—	$230,625	$461,250

While the primary factor in calculating short-term incentive compensation payouts for Mr. Whitmer, Mr. Mazzuca, Mr. Doyle and Mr. Coyle is adjusted EBITDA, Mr. Sisitsky or the Committee may consider, in his or its discretion, other qualitative and quantitative factors in awarding annual incentive compensation to executives, including those discussed above under “Pay for Performance” and other metrics such as quality and customer service metrics, cash collections, certain operational and individual goals, in either determining whether an incentive payment is to be made or setting the amount of the incentive paid. For Mr. Lamb, the primary factors in calculating short-term incentive compensation is adjusted EBITDA of the Company’s Western Division, with the execution of strategic initiatives and the achievement of certain quality and customer service metrics, cash collections and other operational goals. The Committee and/or Mr. Whitmer may consider, in their discretion, other qualitative and quantitative factors in awarding annual incentive compensation.

For executive bonuses, the Committee considers an EBITDA calculation based on the Company’s adjusted EBITDA (as defined in Footnote 14 to our consolidated financial statements) but may also consider certain adjustments allowed under our senior credit agreement, an approach which we believe is customary and appropriate for executive compensation. After consideration of adjustments for project start-up costs, non-recurring or unusual items and other senior credit agreement-defined adjustments, adjusted EBITDA earned by the Company in fiscal year 2014 for executive compensation was $276.4 million, which exceeded our annual target amount. Because the Company exceeded its adjusted EBITDA target, Messrs. Whitmer, Mazzuca, Doyle and Coyle received their maximum short-term compensation award ranges for our 2014 fiscal year. Mr. Lamb’s short term-incentive award reflected the financial performance of the Company’s Western Market. In addition, during fiscal 2014, the Committee considered the efforts of the Company’s senior executive leadership in accomplishing certain recent significant strategic initiatives, including the sale of the Company’s Florida market, closing of sale-leaseback transactions at certain of the Company’s hospitals and payment of a dividend to the common stockholders of IASIS Healthcare Corporation (“IAS”), the Company’s parent entity. In recognition of these efforts, the Company awarded cash bonuses to its named executive officers in the following amounts: Mr. Whitmer, $1,300,000; Mr. Mazzuca, $570,000; Mr. Doyle, $300,000; Mr. Coyle, $215,000; and Mr. Lamb, $190,000. These bonuses were one-time, discretionary, transaction-related bonuses approved by the Committee of the Company’s Board of Directors and paid directly by the Company to the named executive officers outside of the Company’s Corporate Incentive Plan and Market Executive Incentive Plan.

Long-Term Incentive Compensation

Our executive officer compensation has a substantial equity component, as we believe superior equity investors’ returns are achieved through a culture that focuses on long-term performance by our named executive officers and other key associates. By providing our executives with an equity stake in the Company, we can better align the interests of our named executive officers and our equity holders.

Under the Amended and Restated IASIS 2004 Stock Option Plan, which expired in June of 2014, IAS from time to time granted options to the named executive officers. In making long-term equity incentive grants to the named executive officers, certain factors are considered, including but not limited to, the present ownership levels of the named executive officers and the level of the executive’s total compensation package compared to peer companies. It is the responsibility of Mr. Sisitsky to recommend grants to the Committee for the Chief Executive Officer, generally the Chief Executive Officer recommends grants to the Committee for the Chief Operating Officer and Chief Financial Officer, and the Chief Executive Officer, Chief Operating Officer or Chief Financial Officer to recommend grants to the Committee for any other named executive officers. Our named executive officers also received certain stock option awards in fiscal 2014, in recognition of and to incentivize their efforts to increase the Company’s equity value. With respect to the fiscal 2014 options awards, Mr. Sistisky recommended grants to the Committee for the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. See “Grants of Plan Based Awards for Fiscal 2014.”

The exercise price of an option grant is set at no less than the fair market value of a share of the common stock as of the grant date, as determined by the IAS’ board of directors in good faith and, as necessary, supplemented and supported by an independent third-party valuation. We have no formal practices regarding the timing of option grants.

Due to our current privately-held equity structure, an optionee is expected in connection with any grant to enter into an agreement that will provide that for the 90-day period following the later of (i) a termination of employment or (ii) six months and one day following the date that shares of common stock were acquired under the exercise of the option, we may repurchase each share then owned by the participant at fair value, as determined in good faith by the IAS board of directors. The terms of these option awards are disclosed in the tables below entitled “Grants of Plan-Based Awards in Fiscal Year 2014” and “Outstanding Equity Awards at Fiscal 2014 Year-End.”

During fiscal 2014, our board of directors authorized the issuance of up to 165,854 restricted stock units (“RSUs”) to employees, as part of a program to permit holders (including our named executive officers) of “out of the money” stock options granted from 2010 through 2013 to exchange such options for RSUs on a 5 to 1 ratio (one RSU for five options). To participate in the exchange, the holder of such options had to exchange all of such holder’s qualifying options, and if the holder so elected, all qualifying options, whether or not vested, were canceled in exchange for a new grant of RSUs. In addition, the Board authorized the issuance of 1,095,000 additional RSUs to incentivize employees (including our named executive officers) to continue to further grow the long-term equity value of the Company. All RSUs will vest in full on the third anniversary of the grant date or, if earlier, upon a qualifying change in control, subject in all cases to the individual continuing to provide services to IASIS as of such date. Upon vesting, the RSUs will either be settled in shares of IAS common stock corresponding to the number of RSUs underlying the grant or in cash, based upon the then-current fair market value, at the discretion of IAS. See “Grants of Plan Based Awards for Fiscal 2014.”

During fiscal 2014, our company completed certain equity transactions (the “Equity Transactions”) that included the following as it relates to our named executive officers in recognition of and to incentivize their efforts to further grow the Company’s equity value: (i) the issuance, prior to the expiration of the plan, of 490,000 options to purchase the common stock of IAS; (ii) the exercise of 287,000 options with near-term expiration dates to purchase the common stock of IAS on a cashless net settlement basis; (iii) the issuance of 345,000 RSUs that vest at the end of a three year service period; and (iv) the exchange of 486,500 out-of-the-money options to purchase the common stock of IAS for RSUs on a 5-for-1 basis that vest at the end of a three year service period.

Non-qualified Executive Savings Plan

We provide certain of our employees a non-qualified executive savings plan. The plan is a voluntary, tax-deferred savings vehicle that is available to those employees earning a minimum base salary ($115,000 in 2014). The executive savings plan was implemented to assist in the recruitment and retention of key executives by providing the ability to defer additional pre-tax compensation over the limits allowed by the Company’s 401(k) plan.

An eligible employee must contribute the maximum allowed by law to the IASIS 401(k) plan to participate in the non-qualified executive savings plan. There are two types of deferrals available under the plan: excess deferrals and additional deferrals. Excess deferrals are contributions deposited into the non-qualified executive savings plan because either (a) the participant’s earnings have exceeded $250,000 and/or (b) the participant’s deferrals into the 401(k) plan have reached a dollar limit stipulated by the IRS ($17,500 in 2014). Excess deferrals are automatically deposited into the non-qualified executive savings plan if these limits are reached. Executive excess deferrals are matched at the same rate as contributions to the IASIS 401(k) plan. There is a five-year service requirement for participants to vest in the IASIS excess matching contributions. None of the named executive officers participates in the plan.

Additional deferrals are contributions to the non-qualified executive savings plan independent of a participant’s 401(k) contribution election. These contributions are voluntary and are capped according to IRS guidelines for such a plan. The non-qualified executive savings plan offers a range of investment options that act as “benchmark funds.” Benchmark funds are defined as the investment fund or funds used to represent the performance and current deemed balance of a participant’s non-qualified account, which is a notional deferred compensation account. Contributions become part of our general assets. Investment options under the non-qualified executive savings plan are the same as those available under the IASIS 401(k) plan.

Severance and Change in Control Agreements

Mr. Whitmer entered into a new negotiated employment agreement upon his promotion to President during fiscal 2010. Mr. Doyle entered into a negotiated employment agreement upon his promotion to Chief Financial Officer during fiscal 2010. Mr. Mazzuca entered into a negotiated employment agreement upon his return to the Company at the beginning of the 2011 fiscal year. Mr. Coyle entered into a negotiated employment agreement with the Company in fiscal 2012. Mr. Lamb entered into a negotiated employment agreement upon joining the Company as President of our Western Division in 2011. We believe that reasonable severance and change in control benefits are appropriate to be competitive in our executive retention efforts. In agreeing to these benefits, the board of directors recognized that it may be difficult for such executives to find comparable employment within a short time period. In addition, the board of directors recognized that formalized severance and change in control arrangements are common benefits offered by employers competing for similar senior executive talent. Information regarding payments under such agreements for the named executive officers is provided under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” and “Potential Payments Upon Termination or Change in Control.”

Perquisites

From time to time we agree to provide certain executives with perquisites. We provide these perquisites sparingly, where we believe necessary to attract key talent and to enhance business efficiency. These perquisites are in line with market practice. For fiscal 2014, we paid insurance premiums regarding group term life insurance for the named executive officers.

Impact of Tax and Accounting Rules

The forms of our executive compensation are largely dictated by our capital structure and have not been designed to achieve any particular accounting treatment. We take tax considerations into account, both to avoid tax disadvantages, and obtain tax advantages where reasonably possible consistent with our compensation goals. Certain tax advantages for our executives benefit us by reducing the overall compensation we must pay to provide the same after-tax income to our executives. Our severance pay plans take account of and avoid “parachute” excise taxes under Section 280G of the Internal Revenue Code. Since we have no publicly-traded equity interests, we are not subject to the $1,000,000 limitation on deductions for certain executive compensation under Section 162(m)(l) of the Internal Revenue Code, though that rule will be considered if our equity interests become publicly traded.

Recovery of Certain Awards

We have no formal policy for recovery of annual incentives paid on the basis of financial results subsequently restated. Under the Sarbanes-Oxley Act of 2002, as amended, our Chief Executive Officer and Chief Financial Officer must forfeit incentive compensation paid on the basis of previously issued financial statements for which they were responsible and which have to be restated due to such officers’ actions. If the situation arises, we would consider our course of action in light of the particular facts and circumstances, including the culpability of the individuals.

Risk Analysis of Compensation Plans

After analysis, we believe that our compensation policies and practices for our employees, including our named executive officers, do not encourage excessive risk or unnecessary risk-taking and the risks arising from such compensation policies and practices are not reasonably likely to have a material adverse effect on us. Our compensation programs have been balanced to focus our employees on both short- and long-term financial and operational performance.

Compensation Committee Conclusion

The Committee’s philosophy for executive pay for fiscal 2014 should reflect the unique attributes of our company and each employee individually in our pay positioning policies, emphasizing an overall analysis of the executive’s performance for the prior year, projected role and responsibilities, required impact on execution of our strategy, vulnerability to recruitment by other companies, external pay practices, total cash compensation and equity positioning internally, current equity holdings, and other factors the Committee deemed appropriate. We believe our approach to executive compensation emphasized significant time and performance-based elements intended to promote long-term investor value and strongly aligned the interests of our executive officers with those of investors.

Committee Interlocks and Insider Participation

During fiscal 2014, the Committee was composed of David R. White, Todd B. Sisitsky and Jeffrey C. Lightcap. Mr. White serves as our Chairman and served as our Chief Executive Officer until November 1, 2010. Mr. Sisitsky and Mr. Lightcap are Directors of IASIS. None of our executive officers serves, or in the past year served, as a member of the board of directors or compensation committee of any entity that has or had one or more of its executive officers serving on IASIS’ board of directors or the Committee. Each of Mr. White and Mr. Sisitsky is a nominee of, and is affiliated with, the TPG Funds, and Mr. Lightcap is a nominee of, and is affiliated with, JLL. Under the limited liability company operating agreement of IASIS Investment, JLL may nominate two directors to the IASIS board of directors. The TPG Funds may nominate the remaining directors. The limited liability company operating agreement of IASIS Investment and certain of its terms are described in greater detail in “Certain Relationships and Related Transactions, and Director Independence – IASIS Investment Limited Liability Company Operating Agreement.”

Compensation Committee Report

The Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based upon such review and discussions, the Committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in this Report.

Compensation Committee:

Todd B. Sisitsky

David R. White

Jeffrey C. Lightcap

Summary Compensation Table — Fiscal 2014

The following table sets forth, for the fiscal year ended September 30, 2014, the compensation earned by our named executive officers. There are no above-market, preferential or other earnings on deferred compensation. Consequently, the table does not include earnings on deferred amounts. None of the named executive officers are eligible for pension benefits as we have no defined benefit program.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)(6)
W. Carl Whitmer
President and Chief Executive Officer	2014	834,375	1,300,000	2,325,000	1,387,906	1,700,000	596,624	8,143,905
	2013	787,500	—	—	—	—	2,310	789,810
	2012	787,500	—	—	636,071	500,000	3,060	1,926,631
Phillip J. Mazzuca
Chief Operating Officer	2014	618,750	570,000	325,500	242,281	937,500	8,615	2,702,646
	2013	600,000	—	—	—	—	3,117	603,117
	2012	600,000	—	—	55,148	195,000	3,117	853,265
John M. Doyle
Chief Financial Officer	2014	433,000	300,000	186,000	196,717	440,000	69,856	1,625,573
	2013	412,000	—	—	—	—	3,629	415,629
	2012	412,000	—	—	115,858	130,000	2,111	659,969
Frank C. Coyle
Senior Vice President, Secretary and General Counsel	2014	409,538	215,000	186,000	262,383	206,025	164,145	1,443,091
	2013	402,000	—	—	—	—	634	402,634
	2012	399,000	—	—	411,130	120,600	1,598	932,328
Edward H. Lamb
President - Western Division	2014	458,438	190,000	186,000	135,215	270,000	8,851	1,248,504
	2013	450,000	—	—	—	—	5,439	455,439
	2012	450,000	—	—	1,288,143	85,500	225,490	2,049,133

(1)	Reflects one-time discretionary transaction-related cash bonuses that were paid related to accomplishing certain significant strategic initiatives, including the sale of the Company’s Florida market, closing of sale-leaseback transactions at certain of the Company’s hospitals and a dividend to the common stockholders of IAS, the Company’s parent entity. No such bonuses were paid in fiscal years 2013 or 2012.
(2)	Reflects the grant date fair value calculated under ASC 718 for RSUs granted during fiscal 2014 in recognition of and to incentivize the efforts of the named executive officers to increase the Company’s equity value. Refer to Note 9 in the Company’s audited consolidated financial statements for a discussion of the assumptions used to determine the grant date fair value of these awards.
(3)	The amounts reported represent the grant date fair value calculated under ASC 718 of option awards granted during the applicable fiscal year and represents no amount paid to or realized by the named executive officer. The amounts reported for 2014 and 2012 also include the incremental fair value calculated regarding stock option price adjustments resulting from a shareholder return of capital: Mr. Whitmer, $472,906 and $636,071, respectively; Mr. Mazzuca , $28,781 and $55,148, respectively; Mr. Doyle, $74,717 and $115,858, respectively; Mr. Coyle, $140,383 and $184,880, respectively; and Mr. Lamb, $13,215 and $21,143, respectively. There is no certainty that the named executive officer will realize any value from these stock options or the price adjustments and to the extent they do, the amounts realized may have no correlation to the amounts reported above. Refer to Note 9 in the Company’s audited consolidated financial statements for a discussion of the assumptions used to determine the grant date fair value of these awards.
(4)	Represents compensation to the named executive officers made under the Company’s Corporate Incentive Plan for Messrs. Whitmer, Mazzuca, Doyle and Coyle, and compensation paid under the Company’s Market Executive Incentive Plan for Mr. Lamb.

(5)	The amounts in this column reflect, for each named executive officer, the sum of (i) the amounts contributed by the Company to the IASIS 401(k) Plan on behalf of the named executive officer, (ii) the dollar value of insurance premiums paid for group term life insurance, (iii) relocation allowances and expenses and (iv) with respect to fiscal 2014, earnings associated with the cashless net exercise of certain stock options in connection with the Equity Transactions. Listed in the table below are the dollar values of the amounts reported in this column for fiscal 2014.

Named Executive Officer	Company Match in IASIS 401(k) Plan ($)	Insurance Premiums Paid for Group Term Life Insurance ($)	Relocation Allowances and Expenses ($)	Other ($)	Total All Other Compensation ($)(5)
W. Carl Whitmer	3,445	1,134	—	592,045	596,624
Phillip J. Mazzuca	6,563	2,052	—	—	8,615
John M. Doyle	1,545	1,044	—	67,267	69,856
Frank Coyle	1,803	907	—	161,435	164,145
Edward H. Lamb	6,563	2,288	—	—	8,851

Grants of Plan-Based Awards in Fiscal Year 2014

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Number of Securities Underlying RSU Awards(1)	Number of Securities Underlying Option Awards(2)	Exercise Price of Option Awards (3)	Grant Date Fair Value of RSU and Option Awards (4)
	Grant Date	Approval Date	Threshold	Target	Maximum	(#)	(#)	($)	($)
			($)	($)	($)
W. Carl Whitmer			170,000	850,000	1,700,000
	4/30/2014	4/30/2014				—	300,000	$13.50	915,000
	5/9/2014	4/30/2014				250,000	—	—	2,325,000
	5/9/2014	4/30/2014				35,400	—	—	329,220	(6)
	1/23/2014	10/18/2013				—	—	—	472,906	(5)
Phillip J. Mazzuca			62,500	468,750	937,500
	4/30/2014	4/30/2014				—	70,000	$13.50	213,500
	5/9/2014	4/30/2014				35,000	—	—	325,500
	5/9/2014	4/30/2014				33,000	—	—	306,900	(6)
	1/23/2014	10/18/2013				—	—	—	28,781	(5)
John M. Doyle			44,000	220,000	440,000
	4/30/2014	4/30/2014				—	40,000	$13.50	122,000
	5/9/2014	4/30/2014				20,000	—	—	186,000
	5/9/2014	4/30/2014				12,400	—	—	115,320	(6)
	1/23/2014	10/18/2013				—	—	—	74,717	(5)
Frank C. Coyle			—	206,025	206,025
	4/30/2014	4/30/2014				—	40,000	$13.50	122,000
	5/9/2014	4/30/2014				20,000	—	—	186,000
	5/9/2014	4/30/2014				2,500	—	—	23,250	(6)
	1/23/2014	10/18/2013				—	—	—	140,383	(5)
Edward Lamb			—	230,625	461,250
	4/30/2014	4/30/2014				—	40,000	$13.50	122,000
	5/9/2014	4/30/2014				20,000	—	—	186,000
	5/9/2014	4/30/2014				14,000	—	—	130,200	(6)
	1/23/2014	10/18/2013				—	—	—	13,215	(5)

1.	Represents RSUs received by the named executive officers in fiscal 2014 in recognition of and to incentivize their efforts to increase the Company’s equity value. The RSUs reflected in this column are time-vested awards that will vest in full on the third anniversary of the grant date or, if earlier, upon a qualifying change in control, subject to the named executive officer continuing to provide services to IASIS as of the date of the third anniversary.
2.	The options reflected in this column are time-vested awards that will vest and become exercisable with respect to twenty-five percent (25%) of the shares underlying the option on each of the first four anniversaries of the grant date, subject to the named executive officer continuing to provide services to IASIS as of each of the four anniversary dates.
3.	The exercise price of an option grant is set at no less than the fair market value of a share of the common stock as of the grant date, as determined by the IAS board of directors in good faith and, as necessary, supplemented and supported by an independent third party valuation.
4.	The amounts reported in this column represents the grant date fair value calculated under ASC 718 of option and RSU awards granted during fiscal 2014 and represents no amount paid to or realized by Messrs. Whitmer, Mazzuca, Doyle, Coyle and Lamb. There is no certainty that they will realize any value from these stock options RSUs and, if they do, the amounts realized may have no correlation to the amount reported above. Refer to Note 9 in the Company’s audited consolidated financial statements for a discussion of the assumptions used to determine the grant date fair value of these awards.
5.	Represents the incremental fair value calculated regarding stock option price adjustments resulting from a shareholder return of capital.
6.	Represents RSU awards received by the named executive officers as part of the RSU Exchange.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Base Salary and Bonus Targets

Mr. Whitmer’s current base salary is $850,000. In addition, Mr. Whitmer may also receive an annual cash target bonus of 100% of his base salary and an annual cash maximum bonus of 200% of his base salary based upon the achievement of certain performance objectives set annually by the IASIS board of directors.

Mr. Mazzuca’s current base salary is $625,000. Mr. Mazzuca may receive an annual cash target bonus of 75% of his base salary and an annual cash maximum of 150% of his base salary based upon the achievement of certain performance objectives set annually by the IASIS board of directors. These percentage-of-base salary targets were raised in fiscal 2014 from 50% and 100% previously, which the Compensation Committee deemed appropriate as compared to commensurate peer company and TPG-portfolio company chief operating officer compensation.

Mr. Doyle’s current base salary is $440,000. Mr. Doyle may also receive an annual cash target bonus of 50% of his base salary and an annual cash maximum bonus of 100% of his base salary based upon the achievement of certain performance objectives set annually by the IASIS board of directors.

Mr. Coyle’s current base salary is $412,050. Mr. Coyle is entitled to receive an annual cash target bonus of 50% of his base salary based upon the achievement of certain performance objectives set annually by the our Chief Executive Officer.

Mr. Lamb’s current base salary is $461,250. Mr. Lamb may receive an annual cash target bonus of 50% of his base salary and an annual cash maximum of 100% of his base salary based upon the achievement of certain performance objectives as defined in the Company’s Market Executive Incentive Program.

The 2004 Stock Option Plan

All outstanding options were granted under the Amended and Restated IASIS 2004 Stock Option Plan (the “Plan”), which expired on June 22, 2014 (although previously granted options outstanding may be exercised after plan termination under the terms as in effect upon termination). Generally, the exercise price of the options will equal the fair market value of a share of the common stock as of the grant date as determined by the IAS board of directors. Upon a change in control, the options will become 100% vested if the participant’s employment is terminated without “cause” or by the participant for good reason within the 2-year period immediately following such change in control. On a termination of a participant’s employment outside the change in control context, unvested options automatically expire and vested options expire on the earlier of (i) the commencement of business on the date the employment is terminated for “cause”; (ii) 90 days after the date employment is terminated other than cause, death or disability; (iii) one year after the date employment is terminated by death or disability; or (iv) the 10th anniversary of the grant date for such option.

For the Plan, each participant is expected to enter into an agreement that will provide that for the 90-day period following the later of (i) a termination of employment or (ii) six months and one day following the date that shares of common stock were acquired under the exercise of the option, we may repurchase each share then owned by the participant at fair value, as determined in good faith by the IAS board of directors.

No additional options to purchase shares of IAS common stock may be granted under the Plan given its expiration.

The terms and conditions applicable to options are set forth by the Committee in each individual option agreement. However, no option granted under this plan may expire later than ten years from its date of grant. In addition, the Committee may not grant incentive stock options to any person who is not our employee on the date of the grant, and the exercise price of an incentive stock option cannot be less than the fair market value of a share of IAS common stock on the date of its grant. The exercise price of an incentive stock option granted to a stockholder who owns during the grant shares of IAS common stock with over 10% of the total combined voting power of all classes of IAS capital stock cannot be less than 110% of the fair market value of a share of IAS common stock on the date of the grant and the exercise period shall not exceed five years from the grant. The aggregate fair market value of the shares of IAS common stock for which incentive stock options granted under this plan or any other stock option plan, determined as of grant, that become exercisable for the first time by any person during any calendar year may not exceed $100,000. Any incentive stock options granted over this limitation will be treated for all purposes as non-qualified stock options.

During fiscal 2014, Messrs. Whitmer, Mazzuca, Doyle, Coyle and Lamb were granted 300,000, 70,000, 40,000, 40,000 and 40,000 options, respectively. See “–Grant of Plan-Based Awards in Fiscal Year 2014.” As of September 30, 2014, options to purchase 1,027,502 shares had been granted and were outstanding under this plan, of which 267,702 were then vested and exercisable. The Company has not adopted a new stock option or other equity incentive plan since the expiration of the Amended and Restated IASIS 2004 Stock Option Plan on June 22, 2014.

Restricted Stock Units

During fiscal 2014, our board of directors authorized the issuance of up to 165,854 RSUs to employees, as part of a program to permit holders (including our named executive officers) of “out of the money” stock options granted from 2010 through 2013 to exchange such options for RSUs on a 5 to 1 ratio (one RSU for five options) (the “RSU Exchange”). To participate in the RSU Exchange, the holder of such options had to exchange all of such holder’s qualifying options, and if the holder so elected, all qualifying options, whether or not vested, were canceled in exchange for a new grant of RSUs. In addition, the Board authorized the issuance of 1,095,000 additional RSUs to incentivize employees (including our named executive officers) to continue to further grow the long-term equity value of the Company.

On May 9, 2014, the Company issued to our named executive officers 345,000 RSUs in recognition of and to incentivize the efforts of our named executive offices to increase the company’s long-term equity value. During fiscal 2014, Messrs. Whitmer, Mazzuca, Doyle, Coyle and Lamb were granted RSUs totaling 250,000, 35,000, 20,000, 20,000 and 20,000, respectively. See “–Grant of Plan-Based Awards in Fiscal Year 2014.”

Additionally, on June 9, 2014, the Company issued 93,000 RSUs to our named executive officers as part of the RSU Exchange. During fiscal 2014, Messrs. Whitmer, Mazzuca, Doyle, Coyle and Lamb were granted RSUs totaling 35,400, 33,000, 12,400, 2,500 and 14,000, respectively. See “–Outstanding Equity Awards at Fiscal 2014 Year-End.”

All RSUs will vest in full on the third anniversary of the grant date or, if earlier, upon a qualifying change in control, subject in all cases to the individual continuing to provide services to IASIS as of such date. Upon vesting, the RSUs will either be settled in shares of IAS common stock corresponding to the number of RSUs underlying the grant or in cash based upon the then-current fair market value, at the discretion of IAS.

As of September 30, 2014, 98,000 additional RSUs were available for grant to employees.

Compensation Mix

As discussed in more detail in the section of this Report entitled “Item 11 – Executive Compensation – Compensation Discussion and Analysis – Components of the Executive Compensation Program,” in 2014, our compensation program comprised various elements, including: (i) base salary, (ii) short-term incentive compensation and (iii) long-term equity incentive compensation. Although it allocates no fixed percentage of the named executive officer compensation packages to each of these elements, the Committee seeks to achieve a balance among these elements to motivate the named executive officers to grow the Company’s value, aligning their financial interests with the interests of the Company’s investors, and to encourage long-term executive retention.

In fiscal 2014, base salaries comprised 10.2%, 22.9%, 26.6%, 28.3% and 36.7% of total compensation for Messrs. Whitmer, Mazzuca, Doyle, Coyle and Lamb, respectively. The base salaries of each of our named executive officers for 2014 were established with the negotiation of their respective employment agreements. In fiscal 2014, short term incentive compensation comprised 36.8%, 55.8%, 45.5%, 29.2% and 36.8% of total compensation for Messrs. Whitmer, Mazzuca, Doyle, Coyle and Lamb, respectively. The actual award amounts are determined under the quantitative and qualitative factors described under the caption “Compensation Discussion and Analysis – Components of the Executive Compensation Program – Short Term Incentive Compensation.” In addition, in fiscal 2014, long-term equity incentive compensation comprised 45.6%, 21.0%, 23.5%, 31.1% and 25.8% for Messrs. Whitmer, Mazzuca, Doyle, Coyle and Lamb, respectively. The actual award amounts are determined under the quantitative and qualitative factors described under the caption “Compensation Discussion and Analysis – Components of the Executive Compensation Program – Long Term Incentive Compensation.” Finally, in fiscal 2014, all other compensation comprised 7.3%, 0.3%, 4.3%, 11.4% and 0.7% of total compensation for Messrs. Whitmer, Mazzuca, Doyle, Coyle and Lamb, respectively.

Outstanding Equity Awards at Fiscal 2014 Year-End

The following tables summarize the outstanding equity awards held by each named executive officer at September 30, 2014.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
W. Carl Whitmer	3,250	—	23.07	4/1/16	(1)
	5,500	—	22.14	10/2/18	(2)
	—	300,000	13.50	4/30/24	(3)
Phillip J. Mazzuca	—	70,000	13.50	4/30/24	(3)
John M. Doyle	13,000	—	23.07	4/1/16	(1)
	12,000	—	22.14	10/2/18	(2)
	—	40,000	13.50	4/30/24	(3)
Frank C. Coyle	10,000	—	23.07	4/1/16	(1)
	5,000	—	22.14	10/2/18	(2)
	—	40,000	13.50	4/30/24	(3)
Edward H. Lamb	—	40,000	13.50	4/30/24	(3)

Option Award Vesting Schedule

Named Executive Officers

Grant Date	Vesting Schedule
(1) 4/1/2006	20% vests each year for five years from date of grant.
(2) 10/2/2008	20% vests each year for five years from date of grant.
(3) 4/30/2014	25% vests each year for four years from date of grant.

	RSU Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Securities Underlying Unvested Shares ($)(1)
W. Carl Whitmer	250,000	(2)	2,325,000
	35,400	(3)	329,220
Phillip J. Mazzuca	35,000	(2)	325,500
	33,000	(3)	306,900
John M. Doyle	20,000	(2)	186,000
	12,400	(3)	115,320
Frank C. Coyle	20,000	(2)	186,000
	2,500	(3)	23,250
Edward H. Lamb	20,000	(2)	186,000
	14,000	(3)	130,200

(1)	The amounts reported in this column represents the grant date fair value calculated under ASC 718 for RSUs granted during fiscal 2014 and represents no amount paid to or realized by Messrs. Whitmer, Mazzuca, Doyle, Coyle and Lamb. There is no certainty that they will realize any value from these RSU awards and, if they do, the amounts realized may have no correlation to the amount reported above. Refer to Note 9 in the Company’s audited consolidated financial statements for a discussion of the assumptions used to determine the grant date fair value of these awards.

RSU Award Vesting Schedule

Named Executive Officers

Grant Date	Vesting Schedule
(2) 5/9/2014	Each unit vests 100% after the completion of three years of service from the date of grant.
(3) 6/9/2014	Each unit vests 100% after the completion of three years of service from the date of grant.

Options Exercised at Fiscal 2014 Year-End

The following tables summarize the stock option awards exercised during fiscal 2014, including the number of shares acquired upon exercise and the value realized, before payment of any applicable exercise price, withholding tax and brokerage commission, for each named executive officer at September 30, 2014.

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
W. Carl Whitmer	202,000	385,820
Phillip J. Mazzuca	—	—
John M. Doyle	25,000	47,750
Frank C. Coyle	60,000	114,600
Edward H. Lamb	—	—

Pension Benefits

We maintain a 401(k) plan as previously discussed in the Compensation Discussion and Analysis. We do not maintain any defined benefit plans.

Non-qualified Deferred Compensation for Fiscal 2014

We introduced our non-qualified executive savings plan July 1, 2006. The plan is a voluntary, tax-deferred savings vehicle that is available to those employees, including physicians, earning a certain minimum base salary ($115,000 in 2014). The executive savings plan was implemented to contribute to the recruitment and retention of key executives and other employees, including physicians, by providing the ability to defer additional pre-tax compensation over the limits allowed by our 401(k) plan.

An eligible employee must contribute the maximum allowed by law to the IASIS 401(k) Retirement Savings Plan to participate in the non-qualified executive savings plan. There are two types of deferrals available under the plan: excess deferrals and additional deferrals. Excess deferrals are contributions deposited into the non-qualified executive savings plan because either (a) the participant’s earnings have exceeded $250,000 and/or (b) the participant’s deferrals into the 401(k) retirement plan have reached a dollar limit stipulated by the IRS ($17,500 in 2014). Excess deferrals are automatically deposited into the non-qualified executive savings plan if these limits are reached. Physician excess deferrals are not matched. Executive excess deferrals are matched at the same rate as contributions to the IASIS 401(k) plan. There is a five-year service requirement for participants to vest in the IASIS excess matching contributions. None of the named executive officers participates in the plan.

Additional deferrals are contributions to the non-qualified executive savings plan independent of a participant’s 401(k) contribution election. These contributions are voluntary and are capped according to IRS guidelines for such a plan.

The non-qualified executive savings plan offers a range of investment options that act as “benchmark funds.” Benchmark funds are defined as the investment fund or funds used to represent the performance and current deemed balance of a participant’s non-qualified account, which is a notional deferred compensation account. Contributions become part of our general assets. Investment options under the non-qualified executive savings plan are the same as those available under the IASIS 401(k) plan.

Employment Agreements

Mr. Whitmer entered into a new employment agreement upon his promotion to President during fiscal 2010. Mr. Doyle entered into an employment agreement upon his promotion to Chief Financial Officer at the same time. Mr. Mazzuca entered into a negotiated employment agreement upon rejoining the Company as Chief Operating Officer at the beginning of the 2011 fiscal year. Mr. Coyle entered into an employment agreement in fiscal 2012. Mr. Lamb entered into an employment agreement in fiscal 2011. Information regarding these employment agreements is provided under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” and “Potential Payments Upon Termination or Change of Control.”

Potential Payments Upon Termination or Change in Control

Messrs. Whitmer and Mazzuca have employment agreements in place that require payment upon certain termination events including, in certain circumstances, a change of control. Messrs. Doyle, Coyle and Lamb also have employment agreements in place that require payment upon certain termination events.

Upon termination of a named executive officer’s employment for any reason, all of the named executive officer’s RSUs shall immediately be forfeited and cancelled for no consideration as of the named executive officer’s date of termination of employment and without any further action taken by any party.

Death

The employment agreements provide that the respective estates of Mr. Whitmer, Mr. Mazzuca, Mr. Doyle and Mr. Coyle will receive the following upon the death of such named executive officer:

(i)	all base salary and benefits to be paid or provided to the executive through the date of death;

(ii)	regarding Mr. Whitmer, an amount equal to executive’s base salary at the then-current rate of base salary and the annual cash target bonus;

(iii)	to the extent applicable, an amount equal to the pro rata bonus;

(iv)	regarding Mr. Mazzuca, Mr. Doyle and Mr. Coyle, any other death benefits arrangements available to senior executive officers of the Company on the date of termination;

(v)	regarding Mr. Whitmer, the Company also will provide the executive’s eligible dependents continued health and medical benefits through the date one year after death; the company may satisfy this obligation by paying such dependents’ health and medical continuation coverage (“COBRA”) premium payments (with the dependents paying the portion of such COBRA payments that the executive was required to pay regarding such dependents prior to death); and

(vi)	all of the executive’s options to purchase shares of capital stock of IASIS which are unvested as of death but otherwise scheduled to vest on the first vesting date scheduled to occur following the date of death, will immediately vest and become exercisable while all remaining unvested options will terminate as of death. All of the vested options must be exercised within the earlier of (i) the tenth anniversary of the date the options were granted or (ii) two years with Mr. Whitmer, and one year with Mr. Mazzuca, Mr. Doyle and Mr. Coyle, following the date of death.

Mr. Lamb’s employment agreement does not provide for benefits to be paid to upon death.

Disability

Mr. Whitmer, Mr. Mazzuca, Mr. Doyle and Mr. Coyle will receive the following upon the disability of such named executive officer:

(i)	all base salary and benefits to be paid or provided to the executive through the date of disability;

(ii)	regarding Mr. Whitmer, a severance amount equal to the executive’s base salary at the then-current rate of base salary provided, however, that if the date of termination is the date of delivery of the final required physician’s opinion that the executive will be disabled for 6 consecutive months, the payment regarding base salary, with all base salary paid to the executive following the first date that the executive was disabled will equal one hundred and fifty percent (150%) of the executive’s base salary and; provided, further, that amounts payable to the executive must be reduced by the proceeds of any short or long-term disability payments to which the executive may be entitled during such period under policies maintained at the expense of the Company;

(iii)	regarding Mr. Whitmer, an amount equal to 100% of his annual cash target bonus;

(iv)	to the extent applicable, an amount equal to the pro rata bonus;

(v)	regarding Mr. Mazzuca, Mr. Doyle and Mr. Coyle, any other disability benefits arrangements available to senior executive officers of the Company on the date of termination;

(vi)	regarding Mr. Whitmer, the Company will pay for the executive and his eligible dependents’ continued health and medical benefits through the date one year after termination (provided, however, that if the date of termination is the date of delivery of the final physician’s opinion referred to above, the Company will provide health and medical benefits through the date eighteen (18) months following the first date that Executive could not perform his duties; the Company may satisfy this obligation by paying COBRA premium payments regarding the executive and his eligible dependents (with the executive paying the portion of such COBRA payments that executive had to pay prior to termination); and

(vii)	all of the executive’s options to purchase shares of capital stock of IASIS which are unvested as of termination but otherwise scheduled to vest on the first vesting date scheduled to occur following the date of termination, will immediately vest and become exercisable while all remaining unvested options will terminate as of termination. All of the vested options must be exercised within the earlier of (i) the tenth anniversary of the date the options were granted or (ii) two years with Mr. Whitmer, and one year with Mr. Mazzuca, Mr. Doyle and Mr. Coyle, from the date of disability.

Mr. Lamb’s employment agreement does not provide for benefits to be paid to upon disability.

Termination by the Company for Cause

Upon termination for cause, the executive may receive all base salary and benefits to be paid or provided to the executive through the date of termination. If a termination for cause occurs, Mr. Lamb will be required to repay the retention bonus, with such amount being reduced 25% on each anniversary of his employment agreement.

By the Company without Cause

Mr. Whitmer, Mr. Mazzuca, Mr. Doyle and Mr. Coyle will receive the following upon the termination by the Company without cause of such named executive officer:

(i)	all base salary and benefits to be paid or provided to the executive through the date of termination;

(ii)	an amount equal to the sum of (i) two hundred percent (200%), with Mr. Whitmer and Mr. Mazzuca and one hundred fifty percent (150%) with Mr. Doyle and Mr. Coyle, of the executive’s base salary at the then-current rate of base salary and (ii) two hundred percent (200%), with Mr. Whitmer and Mr. Mazzuca and one hundred fifty percent (150%) with Mr. Doyle and Mr. Coyle, of the annual cash target bonus;

(iii)	to the extent applicable, an amount equal to the pro rata bonus,

(iv)	a lump sum payment equal to the then present value of all major medical, disability and life insurance coverage through the date two years (eighteen months regarding Mr. Doyle and Mr. Coyle) after termination, provided that under such circumstances the executive shall make all COBRA premium payments on his own behalf; and

(v)	all of the executive’s options to purchase shares of capital stock of IAS which are unvested as of termination but otherwise scheduled to vest on the first vesting date scheduled to occur following the date of termination, will immediately vest and become exercisable while all remaining unvested options will terminate as of termination. All of the vested options must be exercised within the earlier of (i) the tenth anniversary of the date the options were granted or (ii) two years of Mr. Whitmer, and one year of Mr. Mazzuca and Mr. Doyle, following the date of termination.

Mr. Lamb’s employment agreement provides that following his termination by the Company without cause, he will receive an amount equal to one year of base salary, and shall not be required to repay the retention bonus.

By the Executive for Good Reason

The employment agreements provide that Mr. Whitmer, Mr. Mazzuca, Mr. Doyle and Mr. Coyle will receive the following upon the resignation by such executive for good reason:

(i)	all base salary and benefits to be paid or provided to the executive through the date of termination;

(ii)	an amount equal to the sum of (i) two hundred percent (200%), with Mr. Whitmer and Mr. Mazzuca and one hundred fifty percent (150%), with Mr. Doyle and Mr. Coyle, of the executive’s base salary at the then-current rate of base salary and (ii) two hundred percent (200%), with Mr. Whitmer and Mr. Mazzuca and one hundred fifty percent (150%), with Mr. Doyle and Mr. Coyle, of the annual cash target bonus;

(iii)	to the extent applicable, an amount equal to the pro rata bonus;

(iv)	a lump sum payment equal to the then present value of all major medical, disability and life insurance coverage through the date two years (eighteen months regarding Mr. Doyle and Mr. Coyle) after termination, provided that under such circumstances the executive shall make all COBRA premium payments on his own behalf; and

(v)	all of the executive’s options to purchase shares of capital stock of IASIS which are unvested as of termination but otherwise scheduled to vest on the first vesting date scheduled to occur following the date of termination, will immediately vest and become exercisable while all remaining unvested options will terminate as of termination. All of the vested options must be exercised within the earlier of (i) the tenth anniversary of the date the options were granted or (ii) two years, in the case of Mr. Whitmer, and one year, in the case of Mr. Mazzuca, Mr. Doyle and Mr. Coyle, following the date of termination.

Mr. Lamb’s employment agreements do not address this scenario.

By the Executive without Good Reason or the Executive’s Failure to Extend the Employment Term

Upon termination by the executive without good reason or failure to extend the employment term, the executive may receive all base salary and benefits to be paid or provided to the executive through the date of termination. Mr. Lamb’s employment agreement also provides that he will be required to pay the remaining 25% of the retention bonus upon termination due to non-renewal at the end of the term.

Definition of Good Reason

Each of the following events shall constitute “good reason” for resignation for the employment agreements of Mr. Whitmer, Mr. Mazzuca, Mr. Doyle and Mr. Coyle:

(i)	regarding Mr. Whitmer, the one-year anniversary of any Change of Control (as defined below) unless the acquirer is in the healthcare facilities business, in which case the one-year anniversary will be reduced to six months after the date of the Change of Control;

(ii)	the removal of the executive from or failing to elect or re-elect the executive to his or her respective positions within the company or on the board;

(iii)	any material reduction in duties or responsibilities (including on a Change in Control, in the case of Mr. Mazzuca) of the respective executive or any assignment materially inconsistent with his position;

(iv)	relocation of the executive’s principal office under certain circumstances without his approval;

(v)	failure of the Company to maintain certain indemnification provisions in its organizational documents; and

(vi)	any breach by the Company of the respective employment agreement.

Mr. Lamb’s employment agreements do not address termination for good reason.

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

(iv)	a lump sum payment equal to the then present value of all major medical, disability and life insurance coverage through the date one year after termination, provided that under such circumstances the executive shall make all COBRA premium payments on his own behalf; and

(v)	regarding Mr. Whitmer, all of the executive’s options to purchase shares of capital stock of IASIS which are unvested as of termination but otherwise scheduled to vest on the first vesting date scheduled to occur following the date of termination, will immediately vest and become exercisable while all remaining unvested options will terminate as of termination. All of the vested options must be exercised within the earlier of (i) the tenth anniversary of the date the options were granted and (ii) two years following the date of termination.

Mr. Lamb will receive the following upon the Company’s failure to extend the employment term: (i) a waiver of the obligation to repay the remaining 25% of his retention bonus; and (ii) an amount equal to one year of base salary.

Mr. Lamb will receive an amount equal to one year of base salary upon the Company’s failure to extend the employment term.

Resignation

Mr. Lamb’s employment agreements provide that upon his resignation during the term, Mr. Lamb will be entitled to base salary and benefits to be paid or provided to Mr. Lamb through the date of resignation. In addition, Mr. Lamb will be required to repay the retention bonus, with such amount being reduced 25% on each anniversary of his employment agreement.

Definition of Change of Control

The employment agreements of Mr. Whitmer and Mr. Mazzuca define a change of control as any transaction where a person or group of persons (other than the present private equity investors in the Company or their affiliates):

(i)	acquire a majority interest in IASIS or IASIS Investment, its parent; or

(ii)	acquire all or substantially all of the assets of IASIS or IASIS Investment, its parent; or

The initial public offering of IASIS shares or any secondary offering of such shares will not constitute change control.

In addition, the employment agreements contain non-competition and non-solicitation provisions under which Mr. Whitmer, Mr. Mazzuca, Mr. Doyle, Mr. Coyle and Mr. Lamb will not compete with IASIS or its subsidiaries within 25 miles of the location of any hospital we manage for two years (eighteen months regarding Mr. Doyle and Mr. Coyle and twelve months regarding Mr. Lamb) following the date of termination of such person’s employment. The agreements provide that such person will not solicit or recruit our business partners and employees, respectively.

IASIS 2004 Stock Option Plan

Vesting Date of Options

Each stock option grant agreement must indicate the date or conditions under which the option will become exercisable. However, unless otherwise provided in a participant’s stock option grant agreement, if within the two-year period following a Change of Control the executive’s employment is:

(i)	terminated by the company or its Affiliates without cause; or

(ii)	terminated by the executive with good reason,

all of the executive’s options granted shall immediately become vested and exercisable.

Definition of Change of Control

The Amended and Restated IASIS 2004 Stock Option Plan defines Change of Control in substantially the same way as the employment agreements of Mr. Whitmer and Mr. Mazzuca.

Definition of Good Reason

The Amended and Restated IASIS 2004 Stock Option Plan defines good reason as:

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

(iii)	a relocation of an executive’s primary work location over 50 miles from the executive’s primary work location immediately before a Change of Control, without written consent.

Definition of Cause

The Amended and Restated IASIS 2004 Stock Option Plan defines termination with cause as the termination of the executive’s employment because of:

(i)	dishonesty in the performance of such executive’s duties;

(ii)	the executive’s willful misconduct with such executive’s duties or any act or omission materially injurious to the financial condition or business reputation of the Company or any of its subsidiaries or affiliates;

(iii)	a breach by an executive of the participant’s duty of loyalty to the Company and its affiliates;

(iv)	the executive’s unauthorized removal from the premises of the Company of any document (in any medium or form) relating to the company or the customers of the company; or

(v)	the commission by the executive of any felony or other serious crime involving moral turpitude.

Vesting of RSUs

RSUs vest in full on the third anniversary of the grant date or, if earlier, upon a qualifying change of control, subject in all cases to the individual continuing to provide services to IASIS as of such date. Upon vesting, the RSUs will either be settled in shares of IAS common stock corresponding to the number of RSUs underlying the grant or in cash based upon the then-current fair market value, at the discretion of IAS. A “change of control”, for purposes of the RSUs, is defined in substantially the same manner as the Amended and Restated 2004 Stock Option Plan.

Summary of Payments Made Upon Termination or a Change of Control

The following tables describe the potential payments and benefits under our compensation and benefit plans and arrangements to which Messrs. Whitmer, Mazzuca, Doyle, Coyle and Lamb would be entitled upon a termination of their employment under their employment agreements. Under SEC disclosure rules, dollar amounts below assume a termination of employment on September 30, 2014 (the last business day of our last completed fiscal year).

	Involuntary Termination Without Cause ($)	Involuntary Termination For Cause ($)		Resignation ($)		Resignation For Good Reason ($)	Retirement ($)	Death ($)	Disability ($)	Change In Control ($)
W. Carl Whitmer
Cash severance	3,400,000	—		—		3,400,000	—	1,700,000	1,700,000	3,400,000
Health and welfare continuation	31,995	—		—		31,995	—	31,995	31,995	31,995

Total	3,431,995	—		—		3,431,995	—	1,731,995	1,731,995	3,431,995

Philip J. Mazzuca
Cash severance	2,187,500	—		—		2,187,500	—	625,000	625,000	2,187,500
Health and welfare continuation	31,653	—		—		31,653	—	31,653	31,653	31,653

Total	2,219,153	—		—		2,219,153	—	656,653	656,653	2,219,153

John M. Doyle
Cash severance	990,000	—		—		990,000	—	440,000	440,000	—
Health and welfare continuation	24,217	—		—		24,217	—	24,217	24,217	—

Total	1,014,217	—		—		1,014,217	—	464,217	464,217	—

Frank C. Coyle
Cash severance	927,113	—		—		927,113	—	409,538	409,538	—
Health and welfare continuation	24,353	—		—		24,353	—	24,353	24,353	—

Total	961,466	—		—		961,466	—	433,891	433,891	—

Edward H. Lamb
Cash severance	461,250	—	(1)	—	(1)	—	—	461,250	461,250	—
Health and welfare continuation	—	—		—		—	—	—	—	—

Total	461,250	—		—		—	—	461,250	461,250	—

(1)	For this scenario, Mr. Lamb is required to repay his retention bonus, with such amount being reduced 25% on each of the anniversaries of the date of his employment agreement.

Director Compensation for Fiscal 2014

The following table and text discuss the compensation of persons who served as members of IASIS’ board of directors during all or part of 2014, other than Mr. Whitmer whose compensation is discussed under “Executive Compensation” above and who was not separately compensated for board service.

Name	Fees Earned or Paid in Cash ($)	RSU Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Jonathan J. Coslet	—	—	—	—	—
David Dupree	—	—	—	—	—
Thomas C. Geiser	12,500	103,332	—	—	115,832
Kirk E. Gorman	46,250	103,332	—	—	149,582
Greg Kranias	—	—	—	—	—
Todd B. Sisitsky	—	—	—	—	—
Paul S. Levy	—	—	—	—	—
Jeffrey C. Lightcap	—	—	—	—	—
Sharad Mansukani	81,250	206,665	—	—	287,915
David R. White	150,000	—	—	—	150,000

Name	Aggregate Options Held at Fiscal Year End	Aggregate RSU Awards Held at Fiscal Year End
Jonathan J. Coslet	—	—
David Dupree	—	—
Thomas C. Geiser	—	11,111
Kirk E. Gorman	2,146	11,275
Greg Kranias	—	—
Todd B. Sisitsky	—	—
Paul S. Levy	—	—
Jeffrey C. Lightcap	—	—
Sharad Mansukani	2,146	24,222
David R. White	11,250	—

Effective July 1, 2014, IASIS entered into compensation agreements with Messrs. Gorman, Geiser and Mansukani. Under these agreements, Mr. Mansukani will receive $100,000 in cash annually for his services to the Company and the Board. He was also awarded 22,222 RSUs. Under their compensation agreements, Messrs. Geiser and Gorman each will receive $50,000 in cash annually and were each awarded 11,111 RSUs.

Mr. White received $150,000 in fiscal year 2014 for his continued to the Company as Chairman.

IASIS’ other directors, including Mr. Whitmer, receive no compensation for their services. IASIS does, however, reimburse them for travel expenses and other out-of-pocket costs in connection with attendance at board of directors and committee meetings.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plans

The table below sets forth the following information as of September 30, 2014, regarding IAS’ equity compensation plans (including individual compensation arrangements) under which its equity securities are authorized for issuance, aggregated by (i) all compensation plans previously approved by IAS’ security holders and (ii) all compensation plans not previously approved by IAS’ security holders:

•	the number of securities to be issued upon exercising outstanding options;

•	the weighted-average exercise price of the outstanding options;

•	the number of securities to be issued upon the vesting of RSUs; and

•	the number of securities remaining available for future issuance under the plans.

The IASIS 2004 Stock Option Plan, under which options to purchase IAS’ common stock have been previously issued, expired on June 22, 2014. Options issued under this plan prior to its expiration will be subject to the terms of the plan. Additionally, the stockholders of IAS’ authorized the issuance of RSUs. IAS has issued no warrants or other similar awards with rights to purchase its equity securities.

Plan Category	Number of Securities to be Issued Upon Vesting of RSUs (1)	Number of Securities to be Issued Upon Exercise of Outstanding Options (2)	Weighted-average Exercise Price of Outstanding Options	Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	1,200,898	1,022,502	$26.57	98,000
Equity compensation plans not approved by security holders	—	—	—	—

Total	1,200,898	1,022,502	$26.57	306,498

(1)	Regarding the 1,200,898 RSUs issued by the IAS board of directors, 1,154,290 are for the benefit of IASIS employees and 46,608 are for the benefit of certain board members. Of these RSUs, 159,454, were issued in connection with our Equity Transactions whereby holders of certain out-of-the-money options exchanged such options on a 5-for-1 basis for newly authorized RSUs. As of September 30, 2014, 98,000 RSUs remain available for future issuance.
(2)	Consists of 1,022,502 shares of common stock to be issued upon exercise of options issued under the IASIS 2004 Stock Option Plan, with exercise prices ranging from $13.50 to $23.07 per share.

Beneficial Ownership of Common Stock

IASIS is a limited liability company consisting of 100% common interests owned by IAS. IAS’ outstanding shares comprise one class of common stock and 97.2% of the outstanding common stock is owned by IASIS Investment. The outstanding equity interest of IASIS Investment is held 74.4% by the TPG Funds (as defined below), 18.8% by JLL and 6.8% by Trimaran Fund Management, LLC and Trimaran Capital, LLC (together with its affiliates, “Trimaran”).

The following table presents information as of December 8, 2014, regarding ownership of shares of IAS common stock by each person known to be a holder of over 5% of IAS common stock, the members of the IAS board of directors, each named executive officer in the summary compensation table and all current directors and executive officers as a group.

When reviewing the following table, be aware that the amounts and percentage of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct voting such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days.

Unless otherwise indicated, the address of each person listed below is 117 Seaboard Lane, Building E, Franklin, Tennessee 37067.

Beneficial Owners	Common Shares Beneficially Owned (a)	Percentage of Common Shares Beneficially Owned
IASIS Investment (b)(c)	14,600,000	96.5%
W. Carl Whitmer	69,787	*
Phillip J. Mazzuca	—	—
John M. Doyle	33,984	*
Frank C. Coyle	36,563	*
Edward H. Lamb	—	—

Beneficial Owners	Common Shares Beneficially Owned (a)		Percentage of Common Shares Beneficially Owned
Jonathan J. Coslet (d)	—		—
David Dupree	—		—
Thomas C. Geiser	—		—
Kirk E. Gorman	7,278	(e)	*
Greg Kranias (d)	—		—
Todd B. Sisitsky (d)	—		—
Paul S. Levy (f)	2,744,800		18.1%
Jeffrey C. Lightcap	—		—
Sharad Mansukani (g)	5,654	(e)	*
David R. White	170,076		1.1%
Current directors and executive officers as a group (19 persons)	3,111,220		20.3%

*	Less than 1%.
(a)	The following shares of common stock subject to options exercisable or exercisable within 60 days of December 8, 2014, include: Mr. Whitmer, 8,750; Mr. Mazzuca, 0; Mr. Doyle, 25,000; Mr. Coyle, 15,000; and Mr. Lamb, 0; and all current directors and executive officers as a group (19 persons) 120,302.
(b)	The membership interests of IASIS Investment are owned: the TPG Funds, 74.4%, JLL, 18.8%, and Trimaran, 6.8%.
(c)	The membership interests of IASIS Investment (the “TPG Membership Interests”) owned by the TPG Funds (as defined below) reflect an aggregate of: (i) 199,045 membership units of IASIS Investment beneficially owned by TPG IASIS III LLC, a Delaware limited liability company (“TPG IASIS III”), whose sole member is TPG Partners III, L.P., a Delaware limited partnership, whose general partner is TPG GenPar III, L.P., a Delaware limited partnership, whose general partner is TPG Advisors III, Inc., a Delaware corporation (“Advisors III”), (ii) 318,507 membership units of IASIS Investment beneficially owned by TPG IASIS IV LLC (“TPG IASIS IV”), whose sole member is TPG Partners IV, L.P., a Delaware limited partnership, whose general partner is TPG GenPar IV, L.P. (“TPG GenPar IV”), a Delaware limited partnership, whose general partner is TPG GenPar IV Advisors, LLC, a Delaware limited liability company, whose sole member is TPG Holdings I, L.P., a Delaware limited partnership, whose general partner is TPG Holdings I-A, LLC, a Delaware limited liability company, whose sole member is TPG Group Holdings (SBS), L.P., a Delaware limited partnership, whose general partner is TPG Group Holdings (SBS) Advisors, Inc., a Delaware corporation (“Group Advisors”), (iii) 193,201 membership units of IASIS Investment beneficially owned by TPG IASIS Co-Invest I LLC, a Delaware limited liability company (“TPG Co-Invest I”), whose managing member is TPG GenPar IV, and (iv) 32,398 membership units of IASIS Investment beneficially owned by TPG IASIS Co-Invest II LLC, a Delaware limited liability company (“TPG Co-Invest II” and, together with TPG IASIS III, TPG IASIS IV and TPG Co-Invest I, the “TPG Funds”), whose managing member is TPG GenPar IV. David Bonderman and James G. Coulter are officers and sole shareholders of each of Advisors III and Group Advisors and may therefore be deemed to be the beneficial owners of the TPG Membership Interests. Messrs. Bonderman and Coulter disclaim beneficial ownership of the TPG Membership Interests except to the extent of their pecuniary interest. The address of each of Advisors III, Group Advisors and Messrs. Bonderman and Coulter is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, TX 76102. The TPG Funds may designate four directors of IASIS (collectively, the “TPG Directors”), and each TPG Director shall have three votes.
(d)	Jonathan J. Coslet is a TPG Senior Partner, Todd B. Sisitsky is a TPG Partner and Greg Kranias is a TPG Principal. None of Messrs. Coslet, Sisitsky or Kranias has voting or investment power over and each disclaims beneficial ownership of the TPG Membership Interests. The address of Messrs. Coslet, Sisitsky and Kranias is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.
(e)	Represents shares of restricted stock and options which are exercisable within 60 days of December 8, 2014, granted to Messrs. Gorman and Mansukani under Director Compensation and Restricted Stock Award Agreements.

(f)	Mr. Levy is a managing director of JLL, which, through his controlling interest in JLL, which owns 18.8% of IASIS Investment, may be deemed to beneficially own 18.1% of the shares of common stock owned by IASIS Investment. Mr. Levy may be deemed to beneficially own 18.1% of the shares of common stock owned by IASIS Investment.
(g)	Sharad Mansukani is a TPG senior advisor. Mr. Mansukani has no voting or investment power over and disclaims beneficial ownership of the TPG Membership Interests. The address of Mr. Mansukani is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.

All of the membership interests in IASIS are pledged to our lenders as security for our obligations under our Senior Secured Credit Facilities. If a default occurs under our Senior Secured Credit Facilities, our lenders would have the right to foreclose on such membership interests, which would cause a change of control of our company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

IASIS Investment Limited Liability Company Operating Agreement

TPG is party to the limited liability company operating agreement of IASIS Investment with Trimaran and JLL. The TPG Funds, JLL and Trimaran hold approximately 74.4%, 18.8% and 6.8%, respectively, of the equity interests of IASIS Investment. TPG IASIS IV is the managing member of IASIS Investment.

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

Management Services Agreement

We are party to a management services agreement with TPG, JLL and Trimaran. The management services agreement provides that in exchange for consulting and management advisory services that will be provided to us by the investors, we will pay an aggregate monitoring fee of 0.25% of budgeted total revenue up to a maximum of $5.0 million per fiscal year to these parties (or certain of their respective affiliates) and reimburse them for their reasonable disbursements and out-of-pocket expenses. This monitoring fee will be subordinated to the Senior Notes in the event of a bankruptcy of the company. For each of the years ended September 30, 2014, 2013 and 2012, we paid $5.0 million in monitoring fees under the management services agreement.

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

Policy on Transactions with Related Persons

On an annual basis, each director, director nominee and executive officer is required to complete a Director and Officer’s Questionnaire that requires disclosure of any transaction in which the director or executive officer has a direct or indirect material interest and in which the company participates and the amount involved exceeds $120,000. The board has not adopted a formal policy for the review, approval or ratification of such transactions. However, pursuant to the company’s corporate code of ethics, executive officers may not participate in, or benefit from, a related party transaction without the approval of our compliance officer. See “Item 10.—Directors, Executive Officers and Corporate Governance—Code of Ethics” for more detail.

During fiscal year 2014, there were no transactions between our company and a related person requiring disclosure under applicable securities laws.

Item 14.	Principal Accountant Fees and Services.

The following table sets forth the aggregate fees for services related to fiscal years 2014 and 2013 provided by Ernst & Young LLP, our principal accountants:

	Fiscal 2014	Fiscal 2013
Audit Fees (a)	$1,749,704	$1,467,182
Audit-Related Fees (b)	55,995	671,744
Tax Fees (c)	16,587	56,555
All Other Fees (d)	—	—

Total	$1,822,286	$2,195,481

(a)	Audit Fees represent fees billed for professional services rendered for the audit of our annual financial statements and review of our quarterly financial statements, and audit services provided in connection with other statutory or regulatory filings.
(b)	Audit-Related Fees represent fees billed for assurance services related to the audit of our financial statements, as well as certain due diligence projects.
(c)	Tax Fees represents fees for professional services for tax compliance, tax advice and tax planning.
(d)	All Other Fees represent fees for services provided to us not otherwise included in the categories above.

During fiscal 2014, we reviewed our existing practices regarding the use of our independent auditors to provide non-audit and consulting services, to ensure compliance with SEC proposals. Our audit committee pre-approval policy provides that our independent auditors may provide certain non-audit services which do not impair the auditors’ independence. In that regard, our audit committee must pre-approve all audit services provided to our company, as well as all non-audit services provided by our company’s independent auditors. This policy is administered by our senior corporate financial management, which reports throughout the year to our audit committee. Our audit committee pre-approved all audit and non-audit services provided by Ernst & Young LLP during fiscal years 2014 and 2013. Our audit committee concluded that the provision of audit-related services, tax services and other services by Ernst & Young LLP was compatible with the maintenance of the firm’s independence in the conduct of its auditing functions.

PART IV

Item 15.	Exhibits, and Financial Statement Schedules.

(a)	1. Financial Statements: See “Item 8—Financial Statements and Supplementary Data,” which is incorporated herein by reference.

2.	Financial Statement Schedules: Not Applicable

3.	Exhibits: See the Index to Exhibits at the end of this Report, which is incorporated herein by reference.

(b)	Exhibits: See the Index to Exhibits at the end of this Report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IASIS HEALTHCARE LLC

Date: December 8, 2014	By:	/s/ W. Carl Whitmer
W. Carl Whitmer
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David R. White David R. White	Chairman of the Board	December 8, 2014

/s/ W. Carl Whitmer W. Carl Whitmer	Chief Executive Officer and President and Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC) (Principal Executive Officer)	December 8, 2014

/s/ John M. Doyle John M. Doyle	Chief Financial Officer (Principal Financial and Accounting Officer)	December 8, 2014

/s/ Jonathan J. Coslet Jonathan J. Coslet	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 8, 2014

/s/ David Dupree David Dupree	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 8, 2014

/s/ Thomas C. Geiser Thomas C. Geiser	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 8, 2014

/s/ Kirk E. Gorman Kirk E. Gorman	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 8, 2014

Signature	Title	Date

/s/ Greg Kranias Greg Kranias	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 8, 2014

/s/ Todd B. Sisitsky Todd B. Sisitsky	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 8, 2014

/s/ Paul S. Levy Paul S. Levy	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 8, 2014

/s/ Jeffrey C. Lightcap Jeffrey C. Lightcap	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 8, 2014

/s/ Sharad Mansukani Sharad Mansukani	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 8, 2014

EXHIBIT INDEX

Exhibit No	Description of Exhibits

3.1	Certificate of Formation of IASIS Healthcare LLC, as filed with the Secretary of State of the State of Delaware on May 11, 2004 (incorporated by reference to the Company’s Registration Statement on Form S-4 (Comm. File No. 333-117362)).

3.2	Limited Liability Company Agreement of IASIS Healthcare LLC dated as of May 11, 2004 (incorporated by reference to the Company’s Registration Statement on Form S-4 (Comm. File No. 333-117362)).

4.1	Indenture, dated as of May 3, 2011, among IASIS Healthcare LLC, IASIS Capital Corporation, the Guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 8.375% Senior Notes due 2019 (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 6, 2011 (Comm. File No. 333-117362)).

4.2	Registration Rights Agreement dated as of May 3, 2011 by and among IASIS Healthcare LLC, IASIS Capital Corporation, the Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., Citigroup Global Markets Inc., Goldman, Sachs & Co., J.P. Morgan Securities LLC, Deutsche Bank Securities Inc. and SunTrust Robinson Humphrey, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 6, 2011 (Comm. File No. 333-117362)).

10.1	Management Services Agreement dated as of June 22, 2004 by and among IASIS Healthcare LLC, Trimaran Fund II, L.L.C., Trimaran Parallel Fund II, L.P., Trimaran Capital L.L.C., CIBC Employee Private Equity Partners (Trimaran), CIBC MB Inc., JLL Partners Inc., TPG IASIS IV LLC, TPG IASIS III LLC, TPG IASIS Co-Invest I LLC and TPG IASIS Co-Invest II LLC (incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-117362)).

10.2	Investor Rights Agreement dated as of June 22, 2004, by and between IASIS Investment LLC and IASIS Healthcare Corporation (incorporated by reference to the Company’s Registration Statement on Form S-4 (Comm. File No. 333-117362)).

10.3	Restatement Agreement, dated as of May 3, 2011, among IASIS Healthcare LLC, IASIS Healthcare Corporation, the lenders party thereto and Bank of America, N.A., as administrative agent and attached thereto as Exhibit A, the Amended and Restated Credit Agreement, dated as of May 3, 2011, among IASIS Healthcare LLC, IASIS Healthcare Corporation, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer and each lender from time to time party thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 6, 2011 (Comm. File No. 333-117362)).

10.4	Amendment No. 1, dated as of February 20, 2013, to the Amended and Restated Credit Agreement, dated as of May 3, 2011, among IASIS Healthcare LLC, IASIS Healthcare Corporation, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer and each lender from time to time party thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 25, 2013 (Comm. File No. 333-117362)).

10.5	Amendment No. 2, dated as of September 12, 2014, to the Amended and Restated Credit Agreement, dated as of May 3, 2011, among IASIS Healthcare LLC, IASIS Healthcare Corporation, Bank of America, N.A., as administrative agent, collateral agent, L/C issuer and swing line lender from time to time party thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 17, 2014 (Comm. File No. 333-117362)).

10.6	Contract No. between the Arizona Healthcare Cost Containment System (AHCCCS) and Health Choice Arizona, Inc., effective October 1, 2013 (referred to by the State of Arizona as “Amendment No. 1” and in this Exhibit Index as the “AHCCCS Contract” (incorporated by reference to the Company’s Annual Report on Form 10-K filed with Commission on December 20, 2013) (Comm. File No. 333-117362)).

10.7	Amendment No. 1 to the AHCCCS Contract, effective October 1, 2013 (incorporated by reference to the Company’s Annual Report on Form 10-K filed with Commission on December 20, 2013) (Comm. File No. 333-117362)).

10.8	Amendment No. 2 to the AHCCCS Contract, effective January 1, 2014 (incorporated by reference to the Company’s Annual Report on Form 10-K filed with Commission on December 20, 2013) (Comm. File No. 333-117362)).

10.9	Amendment No. 7 to AHCCCS Contract (reflecting cumulatively amendments Nos. 2 through 6), effective October 1, 2014.

10.10	Purchase and Sale Agreement by and among Mountain Vista Medical Center, LP, IASIS Glenwood Regional Medical Center, LP and the Medical Center of Southeast Texas, LLP, collectively, as Sellers and MPT of Mesa, LLC, MPT of Port Arthur, LLC and MPT of West Monroe, LLC, collectively, as Purchasers, dated as of August 8, 2013 (incorporated by reference to the Company’s Annual Report on Form 10-K filed with Commission on December 20, 2013) (Comm. File No. 333-117362)).

10.11	Information System Agreement, dated February 23, 2000, between McKesson Information Solutions LLC and IASIS Healthcare Corporation, as amended (incorporated by reference to the Company’s Registration Statement on Form S-4 (Comm. File No. 333-117362)). (1)

Exhibit No	Description of Exhibits

10.12*	Form of Indemnification Agreement (incorporated by reference to the Company’s Registration Statement on Form S-4 (Comm. File No. 333-117362)).

10.13*	Employment Agreement, dated as of September 30, 2010, by and between IASIS Healthcare Corporation and W. Carl Whitmer (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2010 (Comm. File No. 333-117362)).

10.14*	Employment Agreement, dated September 30, 2010, by and between IASIS Healthcare Corporation and John M. Doyle (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2010 (Comm. File No. 333-117362)).

10.15*	Employment Agreement, dated October 11, 2010, by and between IASIS Healthcare Corporation and Phillip J. Mazzuca (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 15, 2010 (Comm. File No. 333-117362)).

10.16*	Employment Agreement, dated August 9, 2011, by and between IASIS Management Company and Ed Lamb (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Commission on December 20, 2014) (Comm. File No. 333-117362)).

10.17*	Employment Agreement, dated as of December 19, 2011, by and between IASIS Healthcare Corporation and Frank A. Coyle (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011 (Comm. File No. 333-117362)).

10.18*	Employment Agreement, dated as of April 23, 2013, by and between Bryanie Swilley and IASIS Management Company (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Commission on December 20, 2014) (Comm. File No. 333-117362)).

10.19*	Form of Roll-over Option Letter Agreement (incorporated by reference to the Company’s Registration Statement on Form S-4 (Comm. File No. 333-117362)).

10.20*	Amended and Restated IASIS Healthcare Corporation 2004 Stock Option Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 15, 2010 (Comm. File No. 333-117362)).

10.21*	Form of Management Stockholders Agreement between IASIS Healthcare Corporation and W. Carl Whitmer (incorporated by reference to the Company’s Registration Statement on Form S-4 (Comm. File No. 333-117362)).

10.22*	Form of Management Stockholders Agreement under IASIS Healthcare Corporation 2004 Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-4 (Comm. File No. 333-117362)).

10.23*	Form of Stock Option Grant Agreement under IASIS Healthcare Corporation 2004 Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-4 (Comm. File No. 333-117362)).

10.24*	Stock Option Award Agreement, dated October 11, 2010, by and between IASIS Healthcare Corporation and W. Carl Whitmer (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 15, 2010 (Comm. File No. 333-117362)).

10.25*	Stock Option Award Agreement, dated October 11, 2010, by and between IASIS Healthcare Corporation and John M. Doyle (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 15, 2010 (Comm. File No. 333-117362)).

10.26*	Stock Option Agreement, dated October 11, 2010, by and between IASIS Healthcare Corporation and Phillip J. Mazzuca (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 15, 2010 (Comm. File No. 333-117362)).

10.27*

Form of Restricted Stock Unit Grant Agreement under Amended and Restated IASIS Healthcare Corporation 2004

Stock Option Plan (incorporated by reference to the Company’s Current Report on Form 8-K dated May 6, 2014 (Commission File No. 333-117362)).

10.28*	Form of Stock Option Grant Agreement under Amended and Restated IASIS Healthcare Corporation 2004 Stock Option Plan — Vesting upon Change in Control (incorporated by reference to the Company’s Current Report on Form 8-K dated May 6, 2014 (Commission File No. 333-117362)).

10.29*	Form of Stock Option Grant Agreement under Amended and Restated IASIS Healthcare Corporation 2004 Stock Option Plan — Vesting upon Termination Without Cause Following Change in Control (incorporated by reference to the Company’s Current Report on Form 8-K dated May 6, 2014 (Commission File No. 333-117362)).

10.30*	Independent Director Compensation and Restricted Share Award Agreement, dated July 1, 2014, between IASIS Healthcare Corporation and Thomas C. Geiser.

10.31*	Independent Director Compensation and Restricted Share Award Agreement, dated July 1, 2014, between IASIS Healthcare Corporation and Kirk Gorman.

Exhibit No	Description of Exhibits

10.32*	Independent Director Compensation and Restricted Share Award Agreement, dated July 1, 2014, between IASIS Healthcare Corporation and Sharad Mansukani.

10.33*	Form of Management Stockholders Agreement for Rollover Options (incorporated by reference to the Company’s Registration Statement on Form S-4 (Comm. File No. 333-117362)).

10.34*	IASIS Corporate Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-4 (Comm. File No. 333-117362)).

10.35*	IASIS Market Executive Incentive Program (incorporated by reference to the Company’s Registration Statement on Form S-4 (Comm. File No. 333-117362)).

10.36*	Director Compensation and Restricted Share Award Agreement, dated as of February 14, 2005, between IASIS Healthcare Corporation and Kirk Gorman (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 18, 2005 (Comm. File No. 333-117362)).

10.37*	Director Compensation and Restricted Share Award Agreement, dated as of April 14, 2005, between IASIS Healthcare Corporation and Sharad Mansukani (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 20, 2005 (Comm. File No. 333-117362)).

10.38*	IASIS Healthcare Non-Qualified Deferred Compensation Program (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006 (Comm. File No. 333-117362)).

14	Code of Ethics (incorporated by reference to IASIS Healthcare Corporation’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (Comm. File No. 333-194521)).

21	Subsidiaries of IASIS Healthcare Corporation.

31.1	Certification of Principal Executive Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, filed with the SEC on December 8, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets at September 30, 2014 and 2013, (ii) the consolidated statements of operations for the years ended September 30, 2014, 2013 and 2012, (iii) the consolidation statements of comprehensive income for the years ended September 30, 2014, 2013 and 2012, (iv) the consolidated statements of equity for the years ended September 30, 2014, 2013 and 2012, (v) the consolidated statements of cash flows for the years ended September 30, 2014, 2013 and 2012, and (vi) the notes to the consolidated financial statements. (2)

*	Management contract or compensatory plan or arrangement.

(1)	Portions of this exhibit have been omitted and filed separately with the Commission pursuant to a grant of confidential treatment pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.
(2)	The XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.