Form 10-Q
period 2014-12-31
IASIS Healthcare LLC
filed 2015-02-12
CIK 1294632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of February 12, 2015, 100% of the registrant’s common interests outstanding (all of which are privately owned and are not traded on any public market) were owned by IASIS Healthcare Corporation, its sole member.

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	December 31, 2014	September 30, 2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$294,838	$341,180
Accounts receivable, net	317,137	305,654
Inventories	59,577	57,632
Deferred income taxes	—	2,523
Prepaid expenses and other current assets	228,616	235,155
Assets held for sale	48,354	50,151

Total current assets	948,522	992,295

Property and equipment, net	827,038	826,478
Goodwill	817,933	814,498
Other intangible assets, net	22,511	23,331
Other assets, net	63,002	62,362

Total assets	$2,679,006	$2,718,964

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$116,477	$127,953
Salaries and benefits payable	53,840	71,121
Accrued interest payable	9,849	28,820
Deferred income taxes	1,442	—
Medical claims payable	90,420	79,449
Other accrued expenses and current liabilities	62,390	73,497
Current portion of long-term debt, capital leases and other obligations	12,142	12,690
Liabilities held for sale	6,450	9,171

Total current liabilities	353,010	402,701

Long-term debt, capital leases and other obligations	1,838,474	1,841,110
Deferred income taxes	108,381	100,868
Other long-term liabilities	115,620	117,289

Non-controlling interests with redemption rights	108,195	108,156

Equity
Member’s equity	145,656	139,164
Non-controlling interests	9,670	9,676

Total equity	155,326	148,840

Total liabilities and equity	$2,679,006	$2,718,964

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands)

	Quarter Ended December 31,
	2014	2013
Revenues
Acute care revenue before provision for bad debts	$553,916	$537,874
Less: Provision for bad debts	(89,352)	(93,703)

Acute care revenue	464,564	444,171
Premium and service revenues	222,101	151,719

Total revenue	686,665	595,890

Costs and expenses
Salaries and benefits (includes stock-based compensation of $1,539 and $861, respectively)	229,730	214,266
Supplies	80,051	76,792
Medical claims	175,972	125,820
Rentals and leases	18,709	18,453
Other operating expenses	113,221	100,557
Medicare and Medicaid EHR incentives	(3,415)	(3,278)
Interest expense, net	32,363	33,144
Depreciation and amortization	22,631	25,722
Management fees	1,250	1,250

Total costs and expenses	670,512	592,726

Earnings from continuing operations before gain (loss) on disposal of assets and income taxes	16,153	3,164
Gain (loss) on disposal of assets, net	(848)	1,242

Earnings from continuing operations before income taxes	15,305	4,406

Income tax expense	6,405	2,477

Net earnings from continuing operations	8,900	1,929

Earnings (loss) from discontinued operations, net of income taxes	(1,500)	7,061

Net earnings	7,400	8,990

Net earnings attributable to non-controlling interests	(2,287)	(3,788)

Net earnings attributable to IASIS Healthcare LLC	$5,113	$5,202

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In Thousands)

	Quarter Ended December 31,
	2014	2013
Net earnings	$7,400	$8,990

Other comprehensive income
Change in fair value of highly effective interest rate hedges	407	424

Other comprehensive income before income taxes	407	424

Change in income tax expense	(148)	(158)

Other comprehensive income, net of income taxes	259	266

Comprehensive income	7,659	9,256

Net earnings attributable to non-controlling interests	(2,287)	(3,788)

Comprehensive income attributable to IASIS Healthcare LLC	$5,372	$5,468

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

(In Thousands)

	Non-controlling Interests with Redemption Rights	Member’s Equity	Non- controlling Interests	Total Equity
Balance at September 30, 2014	$108,156	$139,164	$9,676	$148,840
Net earnings	2,293	5,113	(6)	5,107
Distributions to non-controlling interests	(1,853)	—	—	—
Sale of non-controlling interests	39	—	—	—
Stock-based compensation	—	1,539	—	1,539
Other comprehensive income	—	259	—	259
Other	(859)	—	—	—
Adjustment to redemption value of non-controlling interests with redemption rights	419	(419)	—	(419)

Balance at December 31, 2014	$108,195	$145,656	$9,670	$155,326

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	Quarter Ended December 31,
	2014	2013
Cash flows from operating activities
Net earnings	$7,400	$8,990
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	22,631	25,722
Amortization of loan costs	1,971	1,853
Amortization of deferred gain on sale-leaseback	(624)	—
Change in physician minimum revenue guarantees	827	599
Stock-based compensation	1,539	861
Deferred income taxes	10,273	171
Loss (gain) on disposal of assets, net	848	(1,242)
Loss (earnings) from discontinued operations, net	1,500	(7,061)
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	(11,810)	(12,504)
Inventories, prepaid expenses and other current assets	3,167	(5,518)
Accounts payable, other accrued expenses and other accrued liabilities	(48,965)	(50,818)
Income taxes and other transaction costs payable related to sale-leaseback of real estate	—	(22,270)

Net cash used in operating activities — continuing operations	(11,243)	(61,217)
Net cash used in operating activities — discontinued operations	(234)	(12,085)

Net cash used in operating activities	(11,477)	(73,302)

Cash flows from investing activities
Purchases of property and equipment	(23,410)	(10,883)
Cash paid for acquisitions, net	(3,900)	(1,038)
Cash paid in sale-leaseback of real estate	—	(3,100)
Proceeds from sale of assets	265	425
Change in other assets, net	(2,100)	(2,436)

Net cash used in investing activities — continuing operations	(29,145)	(17,032)
Net cash provided by (used in) investing activities — discontinued operations	(340)	691

Net cash used in investing activities	(29,485)	(16,341)

Cash flows from financing activities
Payment of long-term debt, capital leases and other obligations	(3,560)	(3,450)
Distributions to non-controlling interests	(1,853)	(8,367)
Cash received for the sale of non-controlling interests	39	—

Net cash used in financing activities — continuing operations	(5,374)	(11,817)
Net cash used in financing activities — discontinued operations	(6)	(58)

Net cash used in financing activities	(5,380)	(11,875)

Change in cash and cash equivalents	(46,342)	(101,518)
Cash and cash equivalents at beginning of period	341,180	438,131

Cash and cash equivalents at end of period	$294,838	$336,613

Supplemental disclosure of cash flow information:
Cash paid for interest	$50,116	$48,787

Cash paid (received) for income taxes, net	$(162)	$35,088

See accompanying notes.

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements as of and for the quarters ended December 31, 2014 and 2013, reflect the financial position, results of operations and cash flows of IASIS Healthcare LLC (“IASIS” or the “Company”). The Company’s sole member and parent company is IASIS Healthcare Corporation (“Holdings” or “IAS”).

IASIS provides high quality affordable healthcare services primarily in higher growth markets. At December 31, 2014, the Company owned or leased 16 acute care hospital facilities and one behavioral health hospital facility, with a total of 3,781 licensed beds, several outpatient service facilities and 138 physician clinics. On September 26, 2014, the Company approved and committed to a plan to dispose of its Nevada operations, which includes one hospital in the Las Vegas area and related physician operations. Accordingly, the Company’s Nevada operations have been included in discontinued operations in these consolidated financial statements for all periods presented. On January 22, 2015, the Company closed the sale of its Nevada operations. As part of continuing operations, the Company owned or leased 15 acute care hospital facilities and one behavioral health hospital facility with a total of 3,604 licensed beds, several outpatient service facilities and 136 physician clinics as of December 31, 2014.

IASIS’ continuing operations are in various regions including:

•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	five cities in Texas, including Houston and San Antonio; and

•	West Monroe, Louisiana.

The Company also owns and operates Health Choice Arizona, Inc. and related entities (“Health Choice” or the “Plan”), a managed care organization and insurer that delivers healthcare services to more than 337,000 members through multiple health plans, accountable care networks and managed care solutions. The Plan is headquartered in Phoenix, Arizona, with offices in Tampa, Florida and Salt Lake City, Utah.

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated balance sheet of the Company at September 30, 2014, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 8, 2014.

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

General and Administrative

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company include the IASIS corporate office costs (excluding stock-based compensation costs), which were $14.4 million and $12.3 million for the quarters ended December 31, 2014 and 2013, respectively.

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

Stock-Based Compensation

Although IASIS has no stock option plan or outstanding stock options, the Company, through its parent, IAS, grants stock options for a fixed number of common shares and restricted stock units (“RSUs”) to its employees. The Company accounts for these stock-based incentive awards under the measurement and recognition provisions of Accounting Standards Codification (“ASC”) 718, Compensation—Stock Compensation (“ASC 718”). Accordingly, the Company applies the fair value recognition provisions requiring all share-based payments to employees, including grants of employee stock options and RSUs, to be measured based on the grant-date fair value of the awards, with the resulting expense recognized in the income statement. In accordance with the provisions of ASC 718, the Company uses the Black-Scholes-Merton valuation model in determining the fair value of its share-based payments. Compensation cost for time-vested options and RSUs will generally be amortized on a straight-line basis over the requisite service periods of the awards, generally equal to the awards’ vesting periods, while compensation cost for options with market-based conditions are recognized on a graded schedule generally over the awards’ vesting periods.

Fair Value of Financial Instruments

The Company applies the provisions of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), which provides a single definition of fair value, establishes a framework for measuring fair value, and expands disclosures concerning fair value measurements. The Company applies these provisions to the valuation and disclosure of certain financial instruments. ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: (i) Level 1, which is defined as quoted prices in active markets that can be accessed at the measurement date; (ii) Level 2, which is defined as inputs other than quoted prices in active markets that are observable, either directly or indirectly; and (iii) Level 3, which is defined as unobservable inputs resulting from the existence of little or no market data, therefore potentially requiring an entity to develop its own assumptions.

Cash and cash equivalents, accounts receivable, inventories, prepaid expenses and other current assets, accounts payable, salaries and benefits payable, accrued interest, medical claims payable, and other accrued expenses and current liabilities are reflected in the accompanying consolidated financial statements at amounts that approximate fair value because of the short-term nature of these instruments. The fair value of the Company’s capital leases and other long-term financing obligations also approximate their carrying value as they bear interest at current market rates.

The carrying value and fair value of the Company’s senior secured term loan facility and its 8.375% senior notes due 2019 (the “Senior Notes”) as of December 31, 2014 and September 30, 2014, were as follows (in thousands):

	Carrying Amount		Fair Value
	December 31, 2014	September 30, 2014	December 31, 2014	September 30, 2014
Senior secured term loan facility	$984,481	$986,815	$980,753	$987,589
Senior Notes	846,571	846,479	898,769	893,563

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

Discontinued Operations

The following table provides the components of discontinued operations (in thousands):

	Quarter Ended December 31,
	2014	2013
Acute care revenue less provision for bad debts	$23,172	$11,388

Earnings (loss) before income taxes	(2,157)	11,300
Income tax benefit (expense) from discontinued operations	657	(4,239)

Earnings (loss) from discontinued operations, net of income taxes	$(1,500)	$7,061

Effective October 1, 2013, the Company completed the sale of its Florida operations which primarily included three hospitals in the Tampa-St. Petersburg area and all related physician operations. Accordingly, the operating results and cash flows of the Florida operations are reported as discontinued operations for all periods presented. The aggregate proceeds from the sale were $144.8 million, which resulted in a gain on the sale of assets totaling $22.2 million during the quarter ended December 31, 2013. This gain was included in discontinued operations for the quarter ended December 31, 2013.

On September 26, 2014, the Company approved and committed to a plan to dispose of its Nevada operations, which included one hospital in the Las Vegas area and all related physician operations. Accordingly, the operating results and cash flows of the Nevada operations are reported as discontinued operations for all periods presented. The sale of the Company’s Nevada operations closed January 22, 2015. A loss totaling $7.9 million related to the fair value of long-lived assets was recognized on the sale of the Company’s Nevada operations, of which $7.5 million was recognized in the fourth quarter of September 30, 2014. Proceeds received from the sale were $41.8 million, and are subject to a final working capital settlement at a future date. No additional gains or losses are anticipated in connection with the closing of the transaction.

The following table provides the components of assets and liabilities held for sale (in thousands):

	December 31, 2014	September 30, 2014
Accounts receivable, net	$20,244	$21,651
Inventories	2,418	2,737
Prepaid expenses and other current assets	692	763
Property and equipment, net	25,000	25,000

Assets held for sale	$48,354	$50,151

Accounts payable	$4,730	$5,736
Salaries and benefits payable	1,194	2,898
Other accrued expenses and current liabilities	296	300
Current portion of long-term debt, capital leases and other obligations	65	64
Long-term debt, capital leases and other obligations	165	173

Liabilities held for sale	$6,450	$9,171

Recent Accounting Pronouncements

Recently Issued

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment—Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). Among other provisions and in addition to expanded disclosures, ASU 2014-08 changes the definition of what components of an entity qualify for discontinued operations treatment and reporting from a reportable segment, operating segment, reporting unit, subsidiary or asset group to only those components of an entity that represent a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. Additionally, ASU 2014-08 requires disclosure about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements, including the pretax profit or loss attributable to the component of an entity for the period in which it is disposed of or is classified as held for sale. The disclosure of this information is required for all of the same periods that are presented in the entity’s results of operations for the period. The provisions of ASU 2014-08 are effective prospectively for all disposals or classifications as held for sale of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted. The Company has not yet adopted ASU 2014-08.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which outlines a single comprehensive model for recognizing revenue and supersedes most existing revenue recognition guidance, including guidance specific to the healthcare industry. In addition, ASU 2014-09 will require new and enhanced disclosures. Companies can adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. ASU 2014-09 will become effective for annual and interim reporting periods beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the effect of the new revenue recognition guidance.

2. REVENUE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

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

	Quarter Ended December 31,
	2014	2013
Medicare	19.0%	20.0%
Managed Medicare	9.8%	10.5%
Medicaid and managed Medicaid	13.3%	11.5%
Managed care and other	42.3%	41.7%
Self-pay	15.6%	16.3%

Total	100.0%	100.0%

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

The Company’s estimation of its allowance for doubtful accounts is based primarily upon the type and age of the patient accounts receivable and the effectiveness of related collection efforts. The Company’s policy is to reserve a portion of all self-pay receivables, including amounts due from the uninsured and amounts related to co-payments and deductibles, as these charges are recorded. The Company monitors accounts receivable balances and the effectiveness of reserve policies on a regular basis and reviews various analytics to support the basis for its estimates. These efforts primarily consist of reviewing the following:

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

At December 31, 2014 and September 30, 2014, the Company’s net self-pay receivables, including amounts due from uninsured patients and co-payment and deductible amounts due from insured patients, were $256.9 million and $264.6 million, respectively. At December 31, 2014 and September 30, 2014, the Company’s allowance for doubtful accounts was $212.9 million and $220.8 million, respectively.

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

Effective October 1, 2013, Health Choice entered into a contract with AHCCCS with an initial term of three years, and two one-year renewal options at the discretion of AHCCCS. The contract is terminable without cause on 90 days’ written notice or for cause upon written notice if the Company fails to comply with any term or condition of the contract or fails to take corrective action as required to comply with the terms of the contract. Additionally, AHCCCS can terminate the contract in the event of the unavailability of state or federal funding.

Health Choice also provides coverage as a Medicare Advantage Prescription Drug (“MAPD”) Special Needs Plan (“SNP”) provider pursuant to a contract with the Centers for Medicare and Medicaid Services (“CMS”). The SNP allows Health Choice to offer Medicare and Part D drug benefit coverage for new and existing dual-eligible members (i.e. those that are eligible for Medicare and Medicaid). The contract with CMS includes successive one-year renewal options at the discretion of CMS and is terminable without cause on 90 days’ written notice or for cause upon written notice if the Company fails to comply with any term or condition of the contract or fails to take corrective action as required to comply with the terms of the contract. Health Choice has received notification that CMS has exercised its option to extend its contract through December 31, 2015.

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

On March 10, 2014, Health Choice entered into a contract with a large national insurer to serve as a management services organization (“MSO”) to Medicaid enrollees in two separate geographic areas in the state of Florida. Under this contract, which covers 88,300 Medicaid enrollees, Health Choice receives an administrative fee based upon the number of members served.

The sources of Health Choice’s premium and service revenues by major product line are summarized as follow:

	Quarter Ended December 31,
	2014	2013
Medicaid and Medicaid MSO	86.7%	89.1%
MAPD SNP	13.0	10.9
Other	0.3	—

Total	100.0%	100.0%

3. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt, capital leases and other obligations consists of the following (in thousands):

	December 31, 2014	September 30, 2014
Senior secured term loan facility	$984,481	$986,815
Senior Notes	846,571	846,479
Capital leases and other obligations	19,564	20,506

	1,850,616	1,853,800
Less current maturities	12,142	12,690

	$1,838,474	$1,841,110

As of December 31, 2014 and September 30, 2014, the senior secured term loan facility balance reflects an original issue discount (“OID”) of $2.4 million and $2.6 million, respectively, which is net of accumulated amortization of $2.7 million and $2.5 million, respectively. The Senior Notes balance reflects an OID of $3.3 million and $3.5 million, respectively, which is net of accumulated amortization of $2.8 million and $2.6 million, respectively.

As of December 31, 2014 and September 30, 2014, capital leases and other obligations includes a financing obligation totaling $10.2 million and $10.4 million, respectively, resulting from the Company’s sale-leaseback transactions.

$1.325 Billion Senior Secured Credit Facilities

The Company is party to a senior credit agreement (the “Amended and Restated Credit Agreement”) for which IAS and certain of the Company’s subsidiaries serve as guarantors. The Amended and Restated Credit Agreement provides for senior secured financing of up to $1.325 billion consisting of (1) a $1.025 billion senior secured term loan facility maturing in May 2018 and (2) a $300.0 million senior secured revolving credit facility maturing in May 2016, of which up to $150.0 million may be utilized for the issuance of letters of credit (together, the “Senior Secured Credit Facilities”). Principal under the senior secured term loan facility is due in consecutive equal quarterly installments in an aggregate annual amount equal to 1% of the principal amount of $1.007 billion outstanding as of the effective date, February 20, 2013, of a repricing amendment, with the remaining balance due upon maturity of the senior secured term loan facility. The senior secured revolving credit facility does not require installment payments prior to maturity.

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

8.375% Senior Notes due 2019

The Company, together with its wholly owned subsidiary IASIS Capital Corporation (together, the “Issuers”), issued $850.0 million aggregate principal amount of Senior Notes, which mature on May 15, 2019, pursuant to an indenture, dated as of May 3, 2011, among the Issuers and certain of the Issuers’ wholly owned domestic subsidiaries that guarantee the Senior Secured Credit Facilities (the “Notes Guarantors”) (the “Indenture”). The Indenture provides that the Senior Notes are general unsecured, senior obligations of the Issuers, and initially will be unconditionally guaranteed on a senior unsecured basis by certain of the Company’s subsidiaries.

On October 31, 2014, the Issuers completed an asset purchase offer for up to $210.0 million aggregate principal amount of the outstanding Senior Notes. The Issuers were required to make the offer to purchase under the terms of the Indenture governing the Senior Notes using excess proceeds from certain asset dispositions. The offer to purchase was made at 100% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest, to but excluding the redemption date. Holders validly tendered $0.1 million in aggregate principal amount of the Senior Notes, all of which were accepted by the Issuers. The Company made payment to settle all validly tendered Senior Notes on November 6, 2014. At December 31, 2014, the outstanding principal balance of the Senior Notes was $849.9 million.

The Senior Notes bear interest at a rate of 8.375% per annum, payable semi-annually, in cash in arrears, on May 15 and November 15 of each year.

The Issuers may redeem the Senior Notes, in whole or in part, at any time on or after May 15, 2014, at a price equal to 106.281% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest and special interest, if any, to but excluding the redemption date. Each subsequent year the redemption price declines 2.093 percentage points until 2017, and thereafter, at which point the redemption price is equal to 100% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest and special interest, if any, to but excluding the redemption date.

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

4. INTEREST RATE SWAPS

In August 2011, the Company executed forward starting interest rate swaps with Citibank N.A. and Barclays Bank PLC, as counterparties, with notional amounts totaling $350.0 million, with each agreement effective March 28, 2013 and expiring between September 30, 2014 and September 30, 2016. On September 30, 2014, interest rate swaps with notional amounts totaling $50.0 million at a rate of 1.6% expired under the terms of the related agreement. Under the remaining agreements, the Company is required to make quarterly fixed rate payments at annual rates ranging from 1.9% to 2.2%. The counterparties are obligated to make quarterly floating rate payments to the Company based on the three-month LIBOR rate, each subject to a floor of 1.25%. The Company completed an assessment of these cash flow hedges during the quarters ended December 31, 2014 and 2013, and determined that these hedges were highly effective. Accordingly, no gain or loss related to these hedges has been reflected in the accompanying condensed consolidated statements of operations, and the change in fair value has been included in accumulated other comprehensive loss as a component of member’s equity. The outstanding interest rate swaps at December 31, 2014 are as follows:

Total Notional Amounts
Effective Dates	(in thousands)
Effective from March 28, 2013 to September 30, 2015	$100,000
Effective from March 28, 2013 to September 30, 2016	200,000

The fair value of the Company’s interest rate hedges at December 31, 2014 and September 30, 2014, reflect liability balances of $3.5 million and $3.9 million, respectively, and are included in other long-term liabilities in the accompanying condensed consolidated balance sheets. The fair value of the Company’s interest rate hedges reflects a liability because the effect of the forward LIBOR curve on future interest payments results in less interest due to the Company under the variable rate component included in the interest rate hedging agreements, as compared to the amount due the Company’s counterparties under the fixed interest rate component.

5. GOODWILL

The following table presents the changes in the carrying amount of goodwill (in thousands):

	Acute Care	Health Choice	Total
Balance at September 30, 2014	$808,741	$5,757	$814,498
Adjustments related to acquisitions	3,435	—	3,435

Balance at December 31, 2014	$812,176	$5,757	$817,933

6. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of income taxes, are as follows (in thousands):

	December 31, 2014	September 30, 2014
Fair value of interest rate hedges	$(3,488)	$(3,895)
Income tax benefit	1,403	1,551

Accumulated other comprehensive loss	$(2,085)	$(2,344)

7. INCOME TAXES

For the quarter ended December 31, 2014, the Company recorded income tax expense of $6.4 million, for an effective tax rate of 41.8%, compared to income tax expense of $2.5 million, for an effective tax rate of 56.2%, in the prior year quarter. The decrease in the effective tax rate is primarily attributable to the following: (1) a decrease in compensation deduction limitations applicable to certain health insurers, which were recorded in the prior year quarter, but to which the Company is no longer subject in the current or prior year after final regulations issued during September 2014, and (2) the increase in net earnings from continuing operations, which reduced the rate impact of state income taxes including the Texas margins tax. These decreases were partially offset by the following increases to the effective tax rate: (1) the annual health insurer fee imposed by the health reform law beginning in 2014, which is treated as a nondeductible excise tax, and (2) the lower ratio of net earnings from non-controlling interests to net earnings from continuing operations, as compared to the prior year quarter.

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

Professional, General and Workers’ Compensation Liability Risks

The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment and personal injuries. To cover these types of claims, the Company maintains professional and general liability insurance in excess of self-insured retentions through a commercial insurance carrier in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is currently not a party to any such proceedings that, in the Company’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company expenses an estimate of the costs it expects to incur under the self-insured retention exposure for professional and general liability claims using historical claims data, demographic factors, severity factors, current incident logs and other actuarial analysis. At December 31, 2014 and September 30, 2014, the Company’s professional and general liability accrual for asserted and unasserted claims totaled $66.3 million and $66.5 million, respectively, with the current portion totaling $13.3 million during both respective periods.

The Company is subject to claims and legal actions in the ordinary course of business relative to workers’ compensation matters. To cover these types of claims, the Company maintains workers’ compensation insurance coverage with a self-insured retention. The Company accrues the costs of workers’ compensation claims based upon estimates derived from its claims experience.

Health Choice

Health Choice has entered into capitated contracts whereby the Plan provides healthcare services in exchange for fixed periodic and supplemental payments from AHCCCS and CMS. These services are provided regardless of the actual costs incurred to provide these services. The Plan receives reinsurance and other supplemental payments from AHCCCS to cover certain costs of healthcare services that exceed certain thresholds. The Company believes the capitated payments, together with reinsurance and other supplemental payments are sufficient to pay for the services Health Choice is obligated to deliver. As of December 31, 2014, the Company has provided performance guaranties in the form of a letter of credit totaling $52.5 million for the benefit of AHCCCS and a demand note totaling $12.0 million for the benefit of CMS to support its obligations under the Health Choice contracts to provide and pay for the healthcare services. The amount of these performance guaranties are generally based in part upon the membership in the Plan and the related capitation revenue paid to Health Choice. On January 12, 2015 the performance guarantee for the benefit of AHCCCS was increased to $57.5 million.

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

Other

In November 2010, the U.S. Department of Justice (“DOJ”) sent a letter to IAS requesting a 12-month tolling agreement in connection with an investigation into Medicare claims submitted by the Company’s hospitals in connection with the implantation of implantable cardioverter defibrillators (“ICDs”) between January 1, 2003 and November 30, 2010. At that time, neither the precise number of procedures, number of claims, nor the hospitals involved were identified by the DOJ. The Company understands that the government is conducting a national initiative with respect to ICD procedures involving a number of healthcare providers and is seeking information in order to determine if ICD implantation procedures were performed in accordance with Medicare coverage requirements. On January 11, 2011, IAS entered into the tolling agreement with the DOJ and, subsequently, the DOJ has provided the Company with a list of 194 procedures involving ICDs at 14 hospitals which are the subject of further medical necessity review by the DOJ. The Company is cooperating fully with the government and, to date, the DOJ has not asserted any claim against its hospitals. Applying the resolution model proposed by the DOJ, the Company believes that at least 131 of these procedure claims were properly documented for medical necessity and billed appropriately. The Company’s outside counsel has submitted to the DOJ summary justifications and supporting evidence relating to the medical claims at six of the Company’s hospitals. The Company continues to provide support for the remaining 63 of these cases that could have some likelihood of enforcement by the DOJ. If the Company is unable to place these claims in a non-enforcement or lesser enforcement category, the government may require repayment, which could impose a multiplier. Given the case-specific nature of the claims and the DOJ’s discretion to compromise claims, the Company is unable at this time to estimate any potential repayment obligation related to this matter. The tolling agreement between IAS and the government, as recently extended, is currently set to expire April 30, 2015.

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

9. SEGMENT INFORMATION

The Company’s reportable operating segments consist of (1) acute care hospitals and related healthcare businesses, collectively and (2) Health Choice. The following is a financial summary by business segment for the periods indicated (in thousands):

	For the Quarter Ended December 31, 2014
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue before provision for bad debts	$553,916	$—	$—	$553,916
Less: Provision for bad debts	(89,352)	—	—	(89,352)

Acute care revenue	464,564	—	—	464,564
Premium and service revenues	—	222,101	—	222,101
Revenue between segments	3,942	—	(3,942)	—

Total revenue	468,506	222,101	(3,942)	686,665

Salaries and benefits (excludes stock-based compensation)	215,534	12,657	—	228,191
Supplies	79,896	155	—	80,051
Medical claims	—	179,914	(3,942)	175,972
Rentals and leases	17,966	743	—	18,709
Other operating expenses	100,258	12,963	—	113,221
Medicare and Medicaid EHR incentives	(3,415)	—	—	(3,415)

Adjusted EBITDA(1)	58,267	15,669	—	73,936

Interest expense, net	32,363	—	—	32,363
Depreciation and amortization	21,603	1,028	—	22,631
Stock-based compensation	1,539	—	—	1,539
Management fees	1,250	—	—	1,250

Earnings from continuing operations before loss on disposal of assets and income taxes	1,512	14,641	—	16,153
Loss on disposal of assets, net	(848)	—	—	(848)

Earnings from continuing operations before income taxes	$664	$14,641	$—	$15,305

Segment assets	$2,300,077	$378,929		$2,679,006

Capital expenditures	$22,587	$823		$23,410

Goodwill	$812,176	$5,757		$817,933

	For the Quarter Ended December 31, 2013
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue before provision for bad debts	$537,874	$—	$—	$537,874
Less: Provision for bad debts	(93,703)	—	—	(93,703)

Acute care revenue	444,171	—	—	444,171
Premium and service revenues	—	151,719	—	151,719
Revenue between segments	2,208	—	(2,208)	—

Total revenue	446,379	151,719	(2,208)	595,890

Salaries and benefits (excludes stock-based compensation)	206,364	7,041	—	213,405
Supplies	76,733	59	—	76,792
Medical claims	—	128,028	(2,208)	125,820
Rentals and leases	18,090	363	—	18,453
Other operating expenses	92,971	7,586	—	100,557
Medicare and Medicaid EHR incentives	(3,278)	—	—	(3,278)

Adjusted EBITDA(1)	55,499	8,642	—	64,141

Interest expense, net	33,144	—	—	33,144
Depreciation and amortization	24,665	1,057	—	25,722
Stock-based compensation	861	—	—	861
Management fees	1,250	—	—	1,250

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(4,421)	7,585	—	3,164
Gain on disposal of assets, net	1,242	—	—	1,242

Earnings (loss) from continuing operations before income taxes	$(3,179)	$7,585	$—	$4,406

Segment assets	$2,305,773	$319,154		$2,624,927

Capital expenditures	$10,832	$51		$10,883

Goodwill	$809,828	$5,757		$815,585

(1)	Adjusted EBITDA represents net earnings from continuing operations before net interest expense, income tax expense, depreciation and amortization, stock-based compensation, net gain (loss) on disposal of assets and management fees. Management fees represent monitoring and advisory fees paid to management companies affiliated with TPG and JLL. Management routinely calculates and communicates adjusted EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within the healthcare industry to evaluate performance, allocate resources and measure leverage capacity and debt service ability. In addition, the Company uses adjusted EBITDA as a measure of performance for its business segments and for incentive compensation purposes. Adjusted EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net earnings, cash flows generated by operating, investing, or financing activities or other financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance or liquidity. Adjusted EBITDA, as presented, differs from what is defined under the Company’s Senior Secured Credit Facilities and may not be comparable to similarly titled measures of other companies.

10. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Senior Notes described in Note 3 are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s 100% owned existing domestic subsidiaries, other than non-guarantor subsidiaries, which include Health Choice and the Company’s non-wholly owned subsidiaries. The guarantees are subject to customary release provisions set forth in the Indenture for the Senior Notes.

Summarized condensed consolidating balance sheets at December 31, 2014 and September 30, 2014, condensed consolidating statements of operations for the quarters ended December 31, 2014 and 2013, condensed consolidating statements of comprehensive income (loss) for the quarters December 31, 2014 and 2013, and condensed consolidating statements of cash flows for the quarters ended December 31, 2014 and 2013, for the Company, segregating the parent company issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, are found below.

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

IASIS Healthcare LLC

Condensed Consolidating Balance Sheet (unaudited)

December 31, 2014

(in thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$279,757	$15,081	$—	$294,838
Accounts receivable, net	—	61,070	256,067	—	317,137
Inventories	—	14,738	44,839	—	59,577
Prepaid expenses and other current assets	—	53,363	175,253	—	228,616
Assets held for sale	—	48,354	—	—	48,354

Total current assets	—	457,282	491,240	—	948,522

Property and equipment, net	—	236,914	590,124	—	827,038
Intercompany	—	(162,592)	162,592	—	—
Net investment in and advances to subsidiaries	2,070,653	—	—	(2,070,653)	—
Goodwill	7,407	62,946	747,580	—	817,933
Other intangible assets, net	—	8,261	14,250	—	22,511
Other assets, net	21,471	25,573	15,958	—	63,002

Total assets	$2,099,531	$628,384	$2,021,744	$(2,070,653)	$2,679,006

Liabilities and Equity
Current liabilities
Accounts payable	$—	$42,885	$73,592	$—	$116,477
Salaries and benefits payable	—	26,338	27,502	—	53,840
Accrued interest payable	9,849	(3,219)	3,219	—	9,849
Deferred income taxes	1,442	—	—	—	1,442
Medical claims payable	—	—	90,420	—	90,420
Other accrued expenses and current liabilities	—	51,073	11,317	—	62,390
Current portion of long-term debt, capital leases and other obligations	10,071	2,071	22,782	(22,782)	12,142
Liabilities held for sale	—	6,450	—	—	6,450

Total current liabilities	21,362	125,598	228,832	(22,782)	353,010

Long-term debt, capital leases and other obligations	1,821,142	17,332	631,108	(631,108)	1,838,474
Deferred income taxes	108,381	—	—	—	108,381
Other long-term liabilities	2,990	112,043	587	—	115,620

Non-controlling interests with redemption rights	—	108,195	—	—	108,195

Equity
Member’s equity	145,656	255,546	1,161,217	(1,416,763)	145,656
Non-controlling interests	—	9,670	—	—	9,670

Total equity	145,656	265,216	1,161,217	(1,416,763)	155,326

Total liabilities and equity	$2,099,531	$628,384	$2,021,744	$(2,070,653)	$2,679,006

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

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations (unaudited)

For the Quarter Ended December 31, 2014

(in thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Revenues
Acute care revenue before provision for bad debts	$—	$126,858	$431,000	$(3,942)	$553,916
Less: Provision for bad debts	—	(15,406)	(73,946)	—	(89,352)

Acute care revenue	—	111,452	357,054	(3,942)	464,564
Premium and service revenues	—	—	222,101	—	222,101

Total revenue	—	111,452	579,155	(3,942)	686,665

Costs and expenses
Salaries and benefits	1,539	78,061	150,130	—	229,730
Supplies	—	19,023	61,028	—	80,051
Medical claims	—	—	179,914	(3,942)	175,972
Rentals and leases	—	6,173	12,536	—	18,709
Other operating expenses	—	17,587	95,634	—	113,221
Medicare and Medicaid EHR incentives	—	(180)	(3,235)	—	(3,415)
Interest expense, net	32,363	—	12,249	(12,249)	32,363
Depreciation and amortization	—	7,891	14,740	—	22,631
Management fees	1,250	(8,966)	8,966	—	1,250
Equity in earnings of affiliates	(33,764)	—	—	33,764	—

Total costs and expenses	1,388	119,589	531,962	17,573	670,512

Earnings (loss) from continuing operations before loss on disposal of assets and income taxes	(1,388)	(8,137)	47,193	(21,515)	16,153
Loss on disposal of assets, net	—	(773)	(75)	—	(848)

Earnings (loss) from continuing operations before income taxes	(1,388)	(8,910)	47,118	(21,515)	15,305
Income tax expense	6,405	—	—	—	6,405

Net earnings (loss) from continuing operations	(7,793)	(8,910)	47,118	(21,515)	8,900
Loss from discontinued operations, net of income taxes	657	(2,157)	—	—	(1,500)

Net earnings (loss)	(7,136)	(11,067)	47,118	(21,515)	7,400
Net earnings attributable to non-controlling interests	—	(2,287)	—	—	(2,287)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(7,136)	$(13,354)	$47,118	$(21,515)	$5,113

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations (unaudited)

For the Quarter Ended December 31, 2013

(in thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Revenues
Acute care revenue before provision for bad debts	$—	$128,298	$411,784	$(2,208)	$537,874
Less: Provision for bad debts	—	(21,450)	(72,253)	—	(93,703)

Acute care revenue	—	106,848	339,531	(2,208)	444,171
Premium and service revenues	—	—	151,719	—	151,719

Total revenue	—	106,848	491,250	(2,208)	595,890

Costs and expenses
Salaries and benefits	861	75,525	137,880	—	214,266
Supplies	—	18,374	58,418	—	76,792
Medical claims	—	—	128,028	(2,208)	125,820
Rentals and leases	—	6,159	12,294	—	18,453
Other operating expenses	—	20,021	80,536	—	100,557
Medicare and Medicaid EHR incentives	—	(17)	(3,261)	—	(3,278)
Interest expense, net	33,144	—	12,245	(12,245)	33,144
Depreciation and amortization	—	11,588	14,134	—	25,722
Management fees	1,250	(8,438)	8,438	—	1,250
Equity in earnings of affiliates	(34,928)	—	—	34,928	—

Total costs and expenses	327	123,212	448,712	20,475	592,726

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(327)	(16,364)	42,538	(22,683)	3,164
Gain on disposal of assets, net	—	1,212	30	—	1,242

Earnings (loss) from continuing operations before income taxes	(327)	(15,152)	42,568	(22,683)	4,406
Income tax expense	2,477	—	—	—	2,477

Net earnings (loss) from continuing operations	(2,804)	(15,152)	42,568	(22,683)	1,929
Earnings (loss) from discontinued operations, net of income taxes	(4,239)	11,300	—	—	7,061

Net earnings (loss)	(7,043)	(3,852)	42,568	(22,683)	8,990
Net earnings attributable to non-controlling interests	—	(3,788)	—	—	(3,788)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(7,043)	$(7,640)	$42,568	$(22,683)	$5,202

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

IASIS Healthcare LLC

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the Quarter Ended December 31, 2014 (unaudited)

(In thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Net earnings (loss)	$(7,136)	$(11,067)	$47,118	$(21,515)	$7,400
Other comprehensive income
Change in fair value of highly effective interest rate hedges	407	—	—	—	407

Other comprehensive income before income taxes	407	—	—	—	407
Change in income tax expense	(148)	—	—	—	(148)

Other comprehensive income, net of income taxes	259	—	—	—	259

Comprehensive income (loss)	(6,877)	(11,067)	47,118	(21,515)	7,659
Net earnings attributable to non-controlling interests	—	(2,287)	—	—	(2,287)

Comprehensive income (loss) attributable to IASIS Healthcare LLC	$(6,877)	$(13,354)	$47,118	$(21,515)	$5,372

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

IASIS Healthcare LLC

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the Quarter Ended December 31, 2013 (unaudited)

(In thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Net earnings (loss)	$(7,043)	$(3,852)	$42,568	$(22,683)	$8,990
Other comprehensive income
Change in fair value of highly effective interest rate hedges	424	—	—	—	424

Other comprehensive income before income taxes	424	—	—	—	424
Change in income tax expense	(158)	—	—	—	(158)

Other comprehensive income, net of income taxes	266	—	—	—	266

Comprehensive income (loss)	(6,777)	(3,852)	42,568	(22,683)	9,256
Net earnings attributable to non-controlling interests	—	(3,788)	—	—	(3,788)

Comprehensive income (loss) attributable to IASIS Healthcare LLC	$(6,777)	$(7,640)	$42,568	$(22,683)	$5,468

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

IASIS Healthcare LLC

Condensed Consolidating Statement of Cash Flows

For the Quarter Ended December 31, 2014 (unaudited)

(In thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities
Net earnings (loss)	$(7,136)	$(11,067)	$47,118	$(21,515)	$7,400
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	7,891	14,740	—	22,631
Amortization of loan costs	1,971	—	—	—	1,971
Amortization of deferred gain on sale-leaseback transaction	(624)	—	—	—	(624)
Change in physician minimum revenue guarantees	—	58	769	—	827
Stock-based compensation	1,539	—	—	—	1,539
Deferred income taxes	10,273	—	—	—	10,273
Loss on disposal of assets, net	—	773	75	—	848
Loss (earnings) from discontinued operations, net	(657)	2,157	—	—	1,500
Equity in earnings of affiliates	(33,764)	—	—	33,764	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	—	4,379	(16,189)	—	(11,810)
Inventories, prepaid expenses and other current assets	—	(14,888)	18,055	—	3,167
Accounts payable, other accrued expenses and other accrued liabilities	(19,876)	(2,227)	(26,862)	—	(48,965)

Net cash provided by (used in) operating activities — continuing operations	(48,274)	(12,924)	37,706	12,249	(11,243)
Net cash provided by operating activities — discontinued operations	—	(234)	—	—	(234)

Net cash provided by (used in) operating activities	(48,274)	(13,158)	37,706	12,249	(11,477)

Cash flows from investing activities
Purchases of property and equipment	—	(13,713)	(9,697)	—	(23,410)
Cash paid for acquisitions, net	—	—	(3,900)	—	(3,900)
Proceeds from sale of assets	—	253	12	—	265
Change in other assets, net	—	(2,309)	209	—	(2,100)

Net cash used in investing activities — continuing operations	—	(15,769)	(13,376)	—	(29,145)
Net cash used in investing activities — discontinued operations	—	(340)	—	—	(340)

Net cash used in investing activities	—	(16,109)	(13,376)	—	(29,485)

Cash flows from financing activities
Payment of long-term debt, capital leases and other obligations	(2,618)	(156)	(786)	—	(3,560)
Distributions to non-controlling interests	—	(1,853)	—	—	(1,853)
Cash received for the sale of non-controlling interests	—	39	—	—	39
Change in intercompany balances with affiliates, net	50,892	(14,555)	(24,088)	(12,249)	—

Net cash provided by (used in) financing activities — continuing operations	48,274	(16,525)	(24,874)	(12,249)	(5,374)
Net cash used in financing activities — discontinued operations	—	(6)	—	—	(6)

Net cash provided by (used in) financing activities	48,274	(16,531)	(24,874)	(12,249)	(5,380)

Change in cash and cash equivalents	—	(45,798)	(544)	—	(46,342)
Cash and cash equivalents at beginning of period	—	325,555	15,625	—	341,180

Cash and cash equivalents at end of period	$—	$279,757	$15,081	$—	$294,838

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

IASIS Healthcare LLC

Condensed Consolidating Statement of Cash Flows

For the Quarter Ended December 31, 2013 (unaudited)

(In thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities
Net earnings (loss)	$(7,043)	$(3,852)	$42,568	$(22,683)	$8,990
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	11,588	14,134	—	25,722
Amortization of loan costs	1,853	—	—	—	1,853
Change in physician minimum revenue guarantees	—	46	553	—	599
Stock-based compensation	861	—	—	—	861
Deferred income taxes	171	—	—	—	171
Gain on disposal of assets, net	—	(1,212)	(30)	—	(1,242)
Loss (earnings) from discontinued operations, net	4,239	(11,300)	—	—	(7,061)
Equity in earnings of affiliates	(34,928)	—	—	34,928	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	—	(9,268)	(3,236)	—	(12,504)
Inventories, prepaid expenses and other current assets	—	(5,399)	(119)	—	(5,518)
Accounts payable, other accrued expenses and other accrued liabilities	(17,920)	(6,614)	(26,284)	—	(50,818)
Income taxes and other transaction costs payable related to sale-leaseback of real estate	(18,901)	(1,048)	(2,321)	—	(22,270)

Net cash provided by (used in) operating activities — continuing operations	(71,668)	(27,059)	25,265	12,245	(61,217)
Net cash used in operating activities — discontinued operations	—	(12,085)	—	—	(12,085)

Net cash provided by (used in) operating activities	(71,668)	(39,144)	25,265	12,245	(73,302)

Cash flows from investing activities
Purchases of property and equipment	—	(6,253)	(4,630)	—	(10,883)
Cash paid for acquisitions, net	—	(1,038)	—	—	(1,038)
Cash paid in sale-leaseback of real estate	—	(2,799)	(301)	—	(3,100)
Proceeds from sale of assets	—	425	—	—	425
Change in other assets, net	—	(2,857)	421	—	(2,436)

Net cash used in investing activities — continuing operations	—	(12,522)	(4,510)	—	(17,032)
Net cash provided by investing activities — discontinued operations	—	691	—	—	691

Net cash used in investing activities	—	(11,831)	(4,510)	—	(16,341)

Cash flows from financing activities
Payment of long-term debt, capital leases and other obligations	(2,518)	(151)	(781)	—	(3,450)
Distributions to non-controlling interests	—	(8,367)	—	—	(8,367)
Change in intercompany balances with affiliates, net	74,186	(41,308)	(20,633)	(12,245)	—

Net cash provided by (used in) financing activities — continuing operations	71,668	(49,826)	(21,414)	(12,245)	(11,817)

Net cash used in financing activities — discontinued operations	—	(58)	—	—	(58)
Net cash provided by (used in) financing activities	71,668	(49,884)	(21,414)	(12,245)	(11,875)

Change in cash and cash equivalents	—	(100,859)	(659)	—	(101,518)
Cash and cash equivalents at beginning of period	—	430,047	8,084	—	438,131

Cash and cash equivalents at end of period	$—	$329,188	$7,425	$—	$336,613

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements, the notes to our unaudited condensed consolidated financial statements and the other financial information appearing elsewhere in this report. Data for the quarters ended December 31, 2014 and 2013, have been derived from our unaudited condensed consolidated financial statements. References herein to “we,” “our” and “us” are to IASIS Healthcare LLC and its subsidiaries. References herein to “IAS” are to IASIS Healthcare Corporation, our parent company.

FORWARD-LOOKING STATEMENTS

Some of the statements we make in this report are forward-looking within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations including, but not limited to, the discussions of our operating and growth strategy (including possible acquisitions and dispositions), financing needs, projections of revenue, income or loss, capital expenditures and future operations. Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results in future periods to differ materially from those anticipated in the forward-looking statements. Those risks and uncertainties, among others discussed in this report, are detailed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, filed with the Securities and Exchange Commission (the “SEC”), as amended and restated in Item 1A. “Risk Factors.”

While we believe our assumptions are reasonable, it is very difficult to predict the impact of known factors, and, of course, it is impossible to anticipate all factors that could affect our actual results. These factors include, but are not limited to:

•	the effects of changes in governmental healthcare programs, principally Medicare, Medicaid and other federal healthcare programs, including limitations or reductions of levels of payments that our hospitals receive under such programs;

•	the effects related to implementation of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”), the possible enactment of additional federal or state healthcare reforms and possible amendments, changes or court challenges to such laws and other federal, state or local laws or regulations affecting the healthcare industry;

•	our Health Choice managed care business’ ability to effectively manage costs of care, maintain its governmental contracts and achieve its service line expansion strategies;

•	the effects of a shift in volume or payor mix from commercial managed-care payors to self-pay and Medicaid;

•	increases in the amount and risk of collectability of uninsured accounts and deductibles and copayment amounts for insured accounts;

•	a reduction in or withholding of government-sponsored supplemental payments to our hospitals;

•	the effects of any inability to retain and negotiate reasonable contracts with managed care plans or if insured patients switch from traditional commercial insurance plans to exchange plans;

•	industry trends towards value-based purchasing and narrow networks and related competitive challenges to our hospitals;

•	possible changes in the Medicare, Medicaid and other state programs, including Medicaid supplemental reimbursement programs or waiver programs, that may impact reimbursement to healthcare providers and insurers;

•	controls imposed by Medicare and third-party payors to reduce admissions and length of stay;

•	competition to attract and retain quality physicians, nurses, technicians and other personnel;

•	the generally competitive nature of the healthcare industry;

•	the possibility of health pandemics and the related impacts on our operations and financial results;

•	a failure of our information systems or breach of our cyber-security protections;

•	the costs and operational challenges associated with information technology and medical equipment upgrades;

•	challenges associated with the implementation of electronic health records and coding systems;

•	compliance with extensive healthcare industry laws, regulations and investigations, including those with respect to patient privacy and physician-owned hospitals;

•	reliance upon services provided by third-party vendors;

•	the effects of local or national economic downturns on our business lines;

•	risks associated with our acquisition and development strategy, including liabilities assumed in acquisitions of facilities and physician practices and our need to effectively integrate acquired companies into our existing operations;

•	increased lease rates and amended lease terms at certain of our facilities in connection with sale-leaseback transactions;

•	the effectiveness of our reinvestment of proceeds from sale-leaseback transactions and asset dispositions;

•	timely completion of under-construction facilities;

•	risks associated with environmental, health and safety laws;

•	risks associated with labor laws;

•	potential adverse accounting impacts associated with goodwill carrying value;

•	our dependence upon the services of key executive management personnel;

•	risks related to our indebtedness and capital structure; and

•	other risk factors described in Item 1A. “Risk Factors”.

Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Any forward-looking statement that we make in this Form 10-Q speaks only as of the date of such statement, and we undertake no obligation to update any forward-looking statements or to publicly announce the results of any revisions to any of those statements to reflect future events or developments. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless specifically expressed as such, and should only be viewed as historical data.

EXECUTIVE OVERVIEW

We are a healthcare services company delivering high-quality, cost-effective healthcare through a broad and differentiated set of capabilities and assets that includes acute care hospitals with related patient access points, and a diversified and growing managed care risk platform (“risk platform”). Our business model is centered on deploying our acute care expertise and risk platform, either separately or on an integrated basis, in attractive markets to manage population health, integrate the delivery and payment of healthcare services and ultimately expand our total market opportunities within our existing and new geographic markets. Our company is comprised of our acute care operations, which, as of December 31, 2014, included 16 acute care hospitals, one behavioral hospital and multiple other access points, including 138 physician clinics, multiple outpatient surgical units, imaging centers, and investments in urgent care centers and on-site employer-based clinics, and our diversified and growing risk platform, Health Choice.

Acute Care Operations

As of December 31, 2014, as part of continuing operations, we owned or leased 15 acute care hospital facilities and one behavioral health hospital facility with a total of 3,604 licensed beds, several outpatient service facilities and 136 physician clinics. On September 26, 2014, we approved and committed to a plan to dispose of our Nevada operations, which included one hospital in the Las Vegas area and related physician operations. Accordingly, our Nevada operations have been included in discontinued operations for all periods presented. In January 2015, we closed on the sale of our Nevada operations.

We operate our hospitals with a strong community focus by offering and developing healthcare services targeted to the needs of the markets we serve, promoting strong relationships with physicians and working with local managed care plans to develop quality and outcome driven, cost-efficient and innovative reimbursement models. Our major acute care geographic markets include Salt Lake City, Utah; Phoenix, Arizona; five cities in Texas, including Houston, San Antonio and Odessa; and West Monroe, Louisiana.

Since our company was founded in 1998, we believe we have developed a reputation for operating hospitals that deliver high quality care in our markets at rates that are often more affordable than many other hospitals in our markets with larger local market share than us. Our corporate and divisional infrastructure allows us to leverage savings in information technology services, revenue cycle, hospital supplies, and labor force costs.

Managed Care Operations

Health Choice, headquartered in Phoenix, Arizona, began providing managed Medicaid services under contract with the Arizona Health Care Cost Containment System (“AHCCCS”) in 1990, making it one of the nation’s first Medicaid managed care plans. Under our ownership beginning in 1999, Health Choice has evolved into a managed care organization and insurer that, while growing its core managed Medicaid business, has expanded to serve certain Medicare Advantage and Exchange members and is utilizing its population health management expertise to offer management and administrative services to other payors through its management services organization (“MSO”). In collaboration with our hospitals and affiliated physicians in certain of our markets, Health Choice also manages accountable care networks.

Health Choice represents one of our company’s key strategic assets, which we believe provides the Company with the ability to engage in innovative value-based purchasing initiatives and opportunities. Its leadership team has considerable experience in population health management, physician relations and network development. We believe Health Choice also deploys state of the art disease management and claims processing technology. In light of the current healthcare industry trends toward integrated delivery and clinical integration, we are seeking to bring Health Choice’s expertise and technology to bear as part of the accountable care networks we offer to other health plans.

As of December 31, 2014, Health Choice’s related entities delivered healthcare services to 337,000 members through multiple health plans, accountable care networks, MSO-related services and other managed care solutions. These members include 214,000 managed Medicaid members served primarily through Health Choice’s core health plan business in Arizona, 9,000 members participating in Health Choice’s Medicare Advantage Prescription Drug (“MAPD”) Special Needs Plan (“SNP”), 88,000 members of a large national insurer’s Florida managed Medicaid plan for whom Health Choice serves as a MSO, and 26,000 member lives managed through Health Choice’s accountable care networks and members of Health Choice’s Utah Managed Medicaid and Arizona health insurance exchange plans.

Our business consists of the two operating segments previously discussed: (1) our acute care segment comprised of our hospitals, outpatient service facilities and physician clinics and (2) our managed care operations, consisting of Health Choice and its various related service lines. The financial information for our reportable operating segments is presented in Footnote 9 (Segment Information) to our unaudited, consolidated financial statements included under “Item 1.—Financial Statements” of this Report.

Recent Developments

Health Choice integrated behavioral health joint venture. On December 18, 2014, Health Choice and its joint venture partner, the Northern Arizona Regional Behavioral Health Authority (“NARBHA”) won a competitive bid to begin operating an integrated acute and behavioral health plan in Northern Arizona in our 2016 fiscal year. The joint venture, Health Choice Integrated Care LLC, is expected to provide standalone behavioral health benefit for approximately 225,000 plan members in Northern Arizona, and acute and behavioral care on an integrated basis for approximately 6,000 members who are seriously mentally ill. Health Choice owns 52% of the joint venture and NARBHA owns 48% of the joint venture.

New hospital construction in Lehi, Utah. We are building a new expandable inpatient and outpatient health campus in fast-growing Lehi, Utah, called Mountain Point Medical Center, as a provider-based campus of Jordan Valley Medical Center. The hospital will provide a full range of services including inpatient intensive care, obstetrics and surgical services. The hospital also will provide cardiology services, which includes a cardiac catheterization lab. Additional outpatient services will include emergency, imaging, lab and outpatient surgery. The hospital has been designed to serve the growing transition to outpatient-related services and is being constructed with the capability to expand depending on community need and demand for services in the Lehi area. A medical office building is being constructed immediately adjacent to, and connected with, the hospital to be occupied by primary care and multi-specialty physician groups practicing in the area. This new hospital, anticipated to cost in excess of $80.0 million, will serve eight cities in Northern Utah County and is in the fastest growing area within the state of Utah. This project is anticipated to be completed and open for business in the summer of 2015.

Sale of North Vista Hospital. Effective January 22, 2015, we closed a transaction for the sale of our Nevada operations, which primarily included North Vista Hospital, a 177-bed general acute care facility located in Las Vegas, Nevada. We intend to use proceeds from the sale in a variety of strategic initiatives aimed at growth in existing markets and expansion into new markets.

Revenue and Volume Trends

Total revenue for the quarter ended December 31, 2014, increased 15.2% to $686.7 million, compared to $595.9 million in the same prior year quarter. Total revenue is comprised of acute care revenue, which is recorded net of the provision for bad debts, and premium and service revenues. Acute care revenue contributed $20.4 million to the increase in total revenue for the quarter ended December 31, 2014, compared to the same prior year quarter, while premium and service revenues at Health Choice contributed $69.4 million to the increase in total revenue over the same prior year period.

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

Admissions and adjusted admissions increased 3.1% and 4.0%, respectively for the quarter ended December 31, 2014, compared to the same prior year quarter. We believe our volume benefited from improving economic and employment trends in our markets and from the impact of health reform. For the quarter ended December 31, 2014, our volumes also were positively impacted by an increase in emergency room visits of 7.4% compared to the same prior year quarter.

The following table provides the sources of our hospitals’ gross patient revenue by payor before discounts, contractual adjustments and the provision for bad debt:

	Quarter Ended December 31,
	2014	2013
Medicare	25.9%	26.9%
Managed Medicare	14.7%	14.9%
Medicaid and managed Medicaid	22.1%	20.3%
Managed care and other	31.8%	31.2%
Self-pay	5.5%	6.7%

Total	100.0%	100.0%

The following table provides the sources of our hospitals’ net patient revenue by payor before the provision for bad debts:

	Quarter Ended December 31,
	2014	2013
Medicare	19.0%	20.0%
Managed Medicare	9.8%	10.5%
Medicaid and managed Medicaid	13.3%	11.5%
Managed care and other	42.3%	41.7%
Self-pay	15.6%	16.3%

Total	100.0%	100.0%

As noted in the above tables, our gross and net patient revenue by payor is experiencing a shift from self-pay to Medicaid and managed Medicaid and managed care payors. The shift to Medicaid and managed Medicaid is primarily a result of Arizona’s expansion of its Medicaid program under the Health Reform Law, which became effective January 1, 2014. Additionally, we have benefited from individuals enrolling in health insurance exchanges (“Exchanges”) in our markets, as well improvements in employment and other economic factors in the markets we serve.

Net patient revenue per adjusted admission, which includes the impact of the provision for bad debts, increased 1.2% for the quarter ended December 31, 2014, compared to the same prior year quarter.

See “Item 1 — Business — Sources of Acute Care Revenue” and “Item 1 — Business — Government Regulation and Other Factors” included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, filed with the SEC on December 8, 2014, for a description of the types of payments we receive for services provided to patients enrolled in the traditional Medicare plan, managed Medicare plans, Medicaid plans, managed Medicaid plans and managed care plans. In those sections, we also discussed the unique reimbursement features of the traditional Medicare plan, including the annual Medicare regulatory updates published by CMS that impact reimbursement rates for services provided under the plan. The future potential impact to reimbursement for certain of these payors under the Health Reform Law is also discussed in such Annual Report on Form 10-K.

Premium and Service Revenues

Premium and service revenues generated by Health Choice, our managed care operations, represented 32.3% of our total revenue for the quarter ended December 31, 2014, respectively, compared to 25.5% in the same prior year quarter.

Health Choice contracts with state Medicaid programs in Arizona and Utah to provide specified health services to qualified Medicaid enrollees through contracted healthcare providers. Most of its premium revenue is derived through a contract with AHCCCS, the state agency that administers Arizona’s Medicaid program. The contract requires Health Choice to arrange for healthcare services for enrolled Medicaid patients in exchange for fixed monthly premiums, based upon negotiated per capita member rates, and supplemental payments from AHCCCS. Health Choice also contracts with the Centers for Medicare and Medicaid Services (“CMS”) to provide coverage as a MAPD SNP. This contract allows Health Choice to offer Medicare and Part D drug benefit coverage to new and existing dual-eligible members (i.e., those that are eligible for Medicare and Medicaid). In accordance with CMS regulations, SNPs are now expected to meet additional requirements, including requirements relating to model of care, cost-sharing, disclosure of information and reporting of quality measures.

One notable provision of the Health Reform Law is the annual health insurer fee (“HIF”) that applies to most health plans, including commercial health plans and Medicaid managed care plans like Health Choice. While characterized as a “fee” in the text of the Health Reform Law, the intent of Congress was to impose a broad based health insurance industry excise tax, with the understanding that the tax could be passed on to consumers, most likely through higher commercial insurance premiums. However, because Medicaid is a government-funded program, Medicaid health plans have no alternative but to look to their respective state partners for payment to offset the impact of this tax. Arizona has agreed to reimburse all of the managed Medicaid plans, for the economic impact of this fee. In addition to the reimbursement of the fee, the state of Arizona has agreed to reimburse insurers for the impact resulting from these fees being treated as non-deductible for income tax purposes. For the quarter ended December 31, 2014, we recognized expense for the HIF totaling $2.0 million, which was offset by expected reimbursement from the state of Arizona of $2.9 million, which includes $0.9 million related to the reimbursement of the impact of tax related issues.

Other Industry Items Impacting Our Company

The following section discusses updates to recent trends included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, that we believe are significant factors in our current and/or future operating results and cash flows. Certain of these trends apply to the entire acute care hospital industry, while others may apply to us more specifically. These trends could be short-term in nature or could require long-term attention and resources. While these trends may involve certain factors that are outside of our control, the extent to which these trends affect our hospitals and health plan operations and our ability to manage the impact of these trends play vital roles in our current and future success. In many cases, we are unable to predict what impact, if any, these trends will have on us.

The Impact of Health Reform

We believe that the Health Reform Law, which expands healthcare coverage through the growth of Exchanges, private sector coverage and expanded Medicaid coverage will, over time, reduce the level of uncompensated care we provide to uninsured individuals. The reductions in the growth in Medicare payments and the decreases in disproportionate share hospital (“DSH”) payments, however, will adversely affect our government reimbursement, which is offset by the benefits realized from expanded healthcare coverage under the Health Reform Law. Because of the many variables, including the law’s complexity, continued delays or exceptions to employer mandates, possible amendments or changes, court challenges to the law, uncertainty regarding the success of Exchanges in enrolling uninsured individuals and possible reductions in funding by Congress and future reductions in Medicare and Medicaid reimbursement, the long-term effect of the Health Reform Law on our company, including how individuals and businesses will respond to the new choices and obligations, is not yet fully known. For example, the Supreme Court of the United States (“SCOTUS”) has agreed to hear a case known as King v. Burwell during its 2015 judicial session. The plaintiffs are challenging the extension of premium subsidies to health insurance policies purchased through federally operated Exchanges, arguing that subsidies must be limited to state-operated Exchanges. If decided in favor of the plaintiffs, this case could make it more difficult for uninsured individuals in states that do not operate an Exchange to purchase coverage and otherwise significantly affect implementation of the Health Reform law, in a manner that may result in less than projected numbers of newly insured individuals. We cannot predict the impact on our Company of these continuing developments with respect to the Health Reform Law.

State Medicaid Budgets

Over recent years, the states in which we operate experienced budget constraints as a result of increased costs and lower than expected tax collections. Health and human services programs, including Medicaid and similar programs, represent a significant portion of state budgets. In previous years, the states in which we operate responded to these budget concerns by decreasing funding for Medicaid and other healthcare programs, or by making structural changes that resulted in a reduction in hospital reimbursement and by imposing more restrictive Medicaid eligibility requirements. In addition, many states have received waivers from CMS in order to implement or expand managed Medicaid programs.

Texas

The Texas legislature and the Texas Health and Human Services Commission (“THHSC”) recommended expanding Medicaid managed care enrollment in the state, and in December 2011, CMS approved a five-year Medicaid waiver that: (1) allows Texas to expand its Medicaid managed care program while preserving hospital funding; (2) provides incentive payments for improvements in healthcare delivery; and (3) directs more funding to hospitals that serve large numbers of uninsured patients. All of our acute care hospitals in Texas currently receive supplemental Medicaid reimbursement, including reimbursement from programs for participating private hospitals that enter into indigent care affiliation agreements with public hospitals or county governments in the state of Texas. Under the CMS-approved programs, affiliated hospitals, including our Texas hospitals, have expanded the community healthcare safety net by providing indigent healthcare services. Revenue recognized under these Texas private supplemental Medicaid reimbursement programs, including amounts recognized under the Texas Medicaid DSH program (“Texas Medicaid DSH”) for the quarter ended December 31, 2014, was $24.0 million compared to $25.5 million in the same prior year quarter. Under the Medicaid waiver, funds are distributed to participating hospitals based upon both the costs associated with providing care to individuals without third party coverage and the investment made to support coordinating care and quality improvements that transform the local communities’ care delivery systems. The responsibility to coordinate and develop plans that address the concerns of the local delivery care systems, including improved access, quality, cost effectiveness and coordination will be controlled primarily by government-owned public hospitals that serve the surrounding geographic areas. Complexities of the underlying methodologies in determining the funding for the state’s Medicaid supplemental reimbursement programs, along with a lack of sufficient resources at THHSC to administer the programs, has resulted in a delay in related reimbursements. As of December 31, 2014 and September 30, 2014, we had $72.3 million and $90.2 million, respectively, in receivables due to our Texas hospitals in connection with these supplemental reimbursement programs, which includes $25.7 million and $34.9 million, respectively, of amounts due under Texas Medicaid DSH.

On October 1, 2014, the THHSC issued a notice to certain hospitals participating in the Texas waiver program. These hospitals operate in the surrounding areas of Dallas, Tarrant, Nueces and Travis counties (including the cities of Dallas/Fort Worth, Corpus Christi and Austin). According to the notice, a review conducted by CMS identified some of these affiliation agreements it believed may be inconsistent with the waiver. As a result of these findings, CMS temporarily deferred the federal portion of the Medicaid payments associated with these affiliations. CMS lifted the deferral on January 7, 2015, but has not yet made a final determination regarding the acceptability of the affiliations. None of our hospitals were included in the programs reviewed by CMS. We cannot assure you that CMS, THHSC and other similar agencies will not in the future audit or delay our programs in a manner that reduces the amount or slows the timing of our receipt of such funding.

The THHSC has adopted rules to change the Texas Medicaid DSH methodology for the state’s fiscal year 2014 and 2015. Texas has appropriated $160.0 million for fiscal year 2014 and $140.0 million for fiscal year 2015 to stabilize and improve the Texas Medicaid DSH program, including providing rate adjustments to recognize improvements in quality of patient care, the most appropriate use of care, and patient outcomes. During the quarter ended December 31, 2014, we recognized $8.6 million in Texas Medicaid DSH revenue, compared to $7.5 million in the same prior year quarter.

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

Effective January 1, 2014, Arizona expanded its Medicaid program under the Health Reform Law, which includes increased eligibility for adults, children and pregnant women, and the restoration of eligibility to childless adults that had previously eliminated. The expansion of the state’s Medicaid program under the Health Reform Law could potentially result in the addition of approximately 350,000 people to its Medicaid rolls. Primarily as a result of the Medicaid expansion, enrollment under Health Choice’s Medicaid product line increased 16.6% for the quarter ended December 31, 2014, compared to the same prior year quarter. In addition, in connection with the expanded Medicaid coverage, the state implemented a provider assessment effective January 1, 2014, to fund a portion of the expanded eligibility related to the childless adult population. During the quarter ended December 31, 2014, we incurred $2.0 million in provider assessments.

Further, while the Arizona legislature approved an expansion of Medicaid in 2013 which became effective on January 1, 2014, a lawsuit filed by several state lawmakers has challenged the legality of a provider fee assessed to all providers and used to help pay for Arizona’s Medicaid expansion. The suit was dismissed by the trial court, based on a finding that the plaintiffs did not have standing to sue; however, on December 31, 2014, the Arizona Supreme Court ruled that the plaintiffs in the case had standing to sue, and the case is now moving forward in the trial court. If the legality of the provider fee used to help fund Arizona’s Medicaid expansion is successfully challenged in court, this may result in the loss of certain funding for the state’s Medicaid program, which could potentially result in changes that restrict eligibility and increase the number of uninsured individuals and adversely affecting our operations in Arizona.

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

Uncompensated Care

While the amount of uncompensated care, including discounts to the uninsured, bad debts and charity care, we deliver to the communities we serve continues to remain high in comparison to historical levels, we have experienced a decrease during the quarter ended December 31, 2014. During the quarter ended December 31, 2014, our uncompensated care as a percentage of acute care revenue was 21.4%, compared to 23.5% in the same prior year quarter. During the quarter ended December 31, 2014, our self-pay admissions represented 6.2% of our total admissions, compared to 8.1% in the same prior year quarter. We believe the improvement in our uncompensated care as a percentage of acute care revenue and our self-pay admissions mix can be attributed primarily to the impact of Medicaid expansion in the state of Arizona, as well as improvements in employment and other economic factors in our markets, which has resulted in lower self-pay volume and revenue for the quarter ended December 31, 2014, compared to the same prior year quarter.

We anticipate uninsured volumes to continue to decline in the near future as the impact of the Health Reform Law is fully realized. However, if we were to experience growth in uninsured volume and revenue, our uncompensated care may increase and our results of operations would be adversely affected.

The percentages of our insured and uninsured net hospital receivables are summarized as follows (1):

	December 31, 2014	September 30, 2014
Insured receivables	85.1%	84.4%
Uninsured receivables	14.9%	15.6%

Total	100.0%	100.0%

The percentages of hospital net receivables in summarized aging categories are as follows (1):

	December 31, 2014	September 30, 2014
0 to 90 days	65.9%	63.2%
91 to 180 days	18.0%	18.0%
Over 180 days	16.1%	18.8%

Total	100.0%	100.0%

(1)	Excludes hospital receivables related to our discontinued Florida and Nevada operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of significant accounting policies is disclosed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. Our critical accounting policies are further described under the caption “Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. Other than disclosed below, there have been no changes in the nature of our critical accounting policies or the application of those policies since September 30, 2014.

Stock-based compensation. We account for stock-based compensation awards in accordance with Accounting Standards Codification (“ASC”) 718—Compensation, which requires a fair-value based method for measuring the value of stock-based compensation. Fair value is measured once at the date of grant and is not adjusted for subsequent changes. Our stock-based compensation plans include programs for stock options and RSU awards.

We estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of highly subjective assumptions which determine the fair value of stock-based awards. These assumptions include:

Expected term—The expected term represents the period that stock-based awards are expected to be outstanding. We used the simplified method to determine the expected term, which is calculated as the average of the time-to-vesting and the contractual life of the awards.

Expected volatility—Since we are currently privately held and do not have any trading history for our common stock, the expected volatility was estimated based on the average volatility for comparable publicly traded peer companies over a period equal to the expected term of the awards. When selecting comparable publicly traded peer companies on which we based our expected stock price volatility, we selected companies with comparable characteristics to us, including enterprise value, risk profiles, and with historical share price information sufficient to meet the expected life of the stock-based awards. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards.

Risk-free interest rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of the award.

Expected dividend—No recurring dividends have been authorized and we do not expect to pay cash dividends in the foreseeable future. Therefore, we used an expected dividend yield of zero.

In addition to the Black-Scholes assumptions, we estimate our forfeiture rate based on an analysis of our actual forfeitures and will continue to evaluate the adequacy of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior, and other factors. The impact from any forfeiture rate adjustment would be recognized in full in the period of adjustment and if the actual number of future forfeitures differs from our estimates, we might be required to record adjustments to stock-based compensation in future periods. These assumptions represent our best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and we use different assumptions, our equity-based compensation expense could be materially different in the future.

SELECTED OPERATING DATA

The following table sets forth certain unaudited operating data from continuing operations for each of the periods presented.

	Quarter Ended December 31,
	2014	2013
Acute care operations (1)
Number of acute care hospital facilities at end of period	15	15
Licensed beds at end of period (2)	3,604	3,600
Average length of stay (days) (3)	5.0	5.0
Occupancy rates (4)	49.6%	47.4%
Admissions (5)	25,868	25,096
Adjusted admissions (6)	47,910	46,058
Patient days (7)	129,843	124,275
Adjusted patient days (6)	240,483	228,078
Surgeries	16,811	17,003
Emergency room visits	106,340	99,039
Net patient revenue per adjusted admission (8)	$9,608	$9,495
Outpatient revenue as a % of gross patient revenue	46.0%	45.5%

Managed care operations
Health plan lives (9)	229,600	191,800
MSO lives (10)	88,300	—
Accountable care network lives (11)	19,800	700

Total lives	337,700	192,500
Medical loss ratio (12)	84.5%	84.4%

(1)	Excludes the impact of our Nevada and Florida operations, which are reflected in discontinued operations.
(2)	Includes St. Luke’s Behavioral Hospital in Phoenix, Arizona.
(3)	Represents the average number of days that a patient stayed in our hospitals.
(4)	Calculated by dividing the average daily number of inpatients by the weighted-average number of beds in service.
(5)	Represents the total number of patients admitted to our hospitals that qualify for inpatient status. Management and investors use this number as a general measure of inpatient volume.
(6)	Adjusted admissions and adjusted patient days are general measures of combined inpatient and outpatient volume. We compute adjusted admissions (or adjusted patient days) by multiplying admissions (or patient days) by gross patient revenue and then dividing that number by gross inpatient revenue.
(7)	Represents the number of days our beds were occupied by inpatients over the period.
(8)	Includes the impact of the provision for bad debts as a component of revenue.
(9)	Represents total lives enrolled across all health plan product lines. Includes dual-eligible lives, which are members eligible for Medicare and Medicaid benefits, under Health Choice’s contract with CMS to provide coverage as a MAPD SNP totaling 9,300 and 5,300 as of December 31, 2014 and 2013, respectively.
(10)	Represents lives enrolled in Health Choice’s MSO that provides management and administrative services to a large national insurer’s Medicaid plan members in the Tampa and “Panhandle” regions of Florida.
(11)	Represents attributed health plan member lives from other third-party payors for which Health Choice Preferred accountable care networks manage medical care and participating providers and Health Choice share associated financial risks.
(12)	Represents medical claims expense as a percentage of premium revenue, including claims paid to our hospitals.

RESULTS OF OPERATIONS SUMMARY

Consolidated

The following table sets forth, for the periods presented, the results of our consolidated operations expressed in dollar terms and as a percentage of total revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended December 31, 2014		Quarter Ended December 31, 2013
($ in thousands ):	Amount	Percentage	Amount	Percentage
Revenues
Acute care revenue before provision for bad debts	$553,916		$537,874
Less: Provision for bad debts	(89,352)		(93,703)

Acute care revenue	464,564	67.7%	444,171	74.5%
Premium and service revenues	222,101	32.3%	151,719	25.5%

Total revenue	686,665	100.0%	595,890	100.0%
Costs and expenses
Salaries and benefits	229,730	33.5%	214,266	36.0%
Supplies	80,051	11.7%	76,792	12.9%
Medical claims	175,972	25.6%	125,820	21.1%
Rentals and leases	18,709	2.7%	18,453	3.1%
Other operating expenses	113,221	16.5%	100,557	16.9%
Medicare and Medicaid EHR incentives	(3,415)	(0.5%)	(3,278)	(0.6%)
Interest expense, net	32,363	4.6%	33,144	5.6%
Depreciation and amortization	22,631	3.3%	25,722	4.3%
Management fees	1,250	0.2%	1,250	0.2%

Total costs and expenses	670,512	97.6%	592,726	99.5%
Earnings from continuing operations before gain (loss) on disposal of assets and income taxes	16,153	2.4%	3,164	0.5%
Gain (loss) on disposal of assets, net	(848)	(0.1%)	1,242	0.2%

Earnings from continuing operations before income taxes	15,305	2.3%	4,406	0.7%
Income tax expense	6,405	0.9%	2,477	0.4%

Net earnings from continuing operations	8,900	1.4%	1,929	0.3%
Earnings (loss) from discontinued operations, net of income taxes	(1,500)	(0.2%)	7,061	1.2%

Net earnings	7,400	1.2%	8,990	1.5%
Net earnings attributable to non-controlling interests	(2,287)	(0.3%)	(3,788)	(0.6%)

Net earnings attributable to IASIS Healthcare LLC	$5,113	0.9%	$5,202	0.9%

Acute Care Operations

The following table and discussion sets forth, for the periods presented, the results of our acute care operations expressed in dollar terms and as a percentage of total acute care revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended December 31, 2014		Quarter Ended December 31, 2013
($ in thousands ):	Amount	Percentage	Amount	Percentage
Acute care revenue
Acute care revenue before provision for bad debts	$553,916		$537,874
Less: Provision for bad debts	(89,352)		(93,703)

Acute care revenue	464,564	99.2%	444,171	99.5%
Revenue between segments (1)	3,942	0.8%	2,208	0.5%

Total acute care revenue	468,506	100.0%	446,379	100.0%

Costs and expenses
Salaries and benefits	217,073	46.3%	207,225	46.4%
Supplies	79,896	17.1%	76,733	17.2%
Rentals and leases	17,966	3.8%	18,090	4.1%
Other operating expenses	100,258	21.4%	92,971	20.8%
Medicare and Medicaid EHR incentives	(3,415)	(0.7%)	(3,278)	(0.7%)
Interest expense, net	32,363	6.9%	33,144	7.4%
Depreciation and amortization	21,603	4.6%	24,665	5.5%
Management fees	1,250	0.3%	1,250	0.3%

Total costs and expenses	466,994	99.7%	450,800	101.0%
Earnings (loss) from continuing operations before gain (loss) on disposal of assets and income taxes	1,512	0.3%	(4,421)	(1.0%)
Gain (loss) on disposal of assets, net	(848)	(0.2%)	1,242	0.3%

Earnings (loss) from continuing operations before income taxes	$664	0.1%	$(3,179)	(0.7%)

(1)	Revenue between segments is eliminated in our consolidated results.

Quarters Ended December 31, 2014 and 2013

Total acute care revenue — Total acute care revenue for the quarter ended December 31, 2014, was $468.5 million, an increase of $22.1 million or 5.0% compared to $446.4 million in the same prior year quarter. The increase in total acute care revenue during the quarter ended December 31, 2014, is comprised primarily of an increase in adjusted admissions of 4.0% and an increase in net patient revenue per adjusted admission of 1.2%, both compared to the same prior year quarter.

Net adjustments to estimated third-party payor settlements, also known as prior year contractuals, resulted in an increase in total acute care revenue for the quarters ended December 31, 2014 and 2013, of $1.3 million and $2.0 million, respectively.

Salaries and benefits — Salaries and benefits expense for the quarter ended December 31, 2014, was $217.1 million, or 46.3% of total acute care revenue, compared to $207.2 million, or 46.4% of total acute care revenue in the same prior year quarter.

Supplies — Supplies expense for the quarter ended December 31, 2014, was $79.9 million, or 17.1% of total acute care revenue, compared to $76.7 million, or 17.2% of total acute care revenue in the same prior year quarter.

Other operating expenses — Other operating expenses for the quarter ended December 31, 2014, were $100.3 million, or 21.4% of total acute care revenue, compared to $93.0 million, or 20.8% of total acute care revenue in the same prior year quarter. The increase in other operating expenses as a percentage of total acute care revenue is primarily attributable to the Arizona provider fee incurred to help fund the state’s expansion of its Medicaid program.

Managed Care Operations

The following table and discussion sets forth, for the periods presented, the results of our managed care operations expressed in dollar terms and as a percentage of premium and service revenues. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended December 31, 2014		Quarter Ended December 31, 2013
($ in thousands ):	Amount	Percentage	Amount	Percentage
Premium and service revenues
Premium revenue	$215,925		$151,719
Service revenue	6,176		—

Premium and service revenues	222,101	100%	151,719	100%
Costs and expenses
Salaries and benefits	12,657	5.7%	7,041	4.6%
Supplies	155	0.1%	59	0.1%
Medical claims (1)	179,914	81.0%	128,028	84.4%
Other operating expenses	12,963	5.8%	7,586	5.0%
Rentals and leases	743	0.3%	363	0.2%
Depreciation and amortization	1,028	0.5%	1,057	0.7%

Total costs and expenses	207,460	93.4%	144,134	95.0%

Earnings before income taxes	$14,641	6.6%	$7,585	5.0%

(1)	Medical claims paid to our hospitals of $3.9 million and $2.2 million for the quarters ended December 31, 2014 and 2013, respectively, are eliminated in our consolidated results.

Quarters Ended December 31, 2014 and 2013

Premium and service revenues — Premium and service revenues were $222.1 million for the quarter ended December 31, 2014, an increase of $70.4 million or 46.4%, compared to $151.7 million in the same prior year quarter. The increase in premium and service revenues is driven by growth in all of our managed care product lines, including our MSO subsidiary. For the quarter ended December 31, 2014, enrollment in our Medicare and Medicaid product lines increased 73.1% and 17.9%, respectively, compared to the same prior year quarter. Our managed Medicaid product line has been impacted favorably by the state of Arizona’s expansion of the Medicaid program in connection with the Health Reform Law. Premium revenue on a per member per month basis for our health plan products increased 15.6% compared to the same prior year quarter, as a result of a shift in the membership mix primarily attributable to the reinstatement of eligibility for the childless adult population. We also recognized $2.9 million of revenue related to the HIF assessed in connection with the Health Reform Law.

Medical claims — Prior to eliminations, medical claims expense was $179.9 million for the quarter ended December 31, 2014, compared to $128.0 million in the same prior year quarter. Medical claims expense as a percentage of premium revenue related to our health plan products, excluding the impact of HIF revenue, was 84.5% for the quarter ended December 31, 2014, compared to 84.4% in the same prior year quarter.

Other operating expenses — Other operating expenses for the quarter ended December 31, 2014, were $13.0 million, or 5.8% of premium and service revenues, compared to $7.6 million, or 5.0% of premium and service revenue in the same prior year quarter. Other operating expenses as a percentage of premium and service revenue increased primarily as a result of $2.0 million in HIF expense.

LIQUIDITY AND CAPITAL RESOURCES

Overview of Cash Flow Activities for the Quarter Ended December 31, 2014 and 2013

Our cash flows are summarized as follows (in thousands):

	Quarter Ended December 31,
	2014	2013
Cash flows from operating activities	$(11,477)	$(73,302)
Cash flows from investing activities	$(29,485)	$(16,341)
Cash flows from financing activities	$(5,380)	$(11,875)

Operating Activities

Cash flows used in operating activities were $11.5 million for the quarter ended December 31, 2014, compared to $73.2 million in the same prior year quarter. The prior year cash flows from operating activities were impacted by the payment of $22.3 million in income taxes, transaction fees and other costs associated with the sale-leaseback of certain real estate, along with delays in certain Texas and Arizona supplemental reimbursement.

At December 31, 2014, we had $553.6 million in net working capital, compared to $548.6 million at September 30, 2014, both excluding assets and liabilities held for sale. Net accounts receivable increased $11.5 million to $317.1 million at December 31, 2014, from $305.7 million at September 30, 2014. Our days revenue in accounts receivable at December 31, 2014, were 54, compared to 55 at September 30, 2014 and 58 at December 31, 2013.

Investing Activities

Cash flows used in investing activities were $29.5 million for the quarter ended December 31, 2014, compared to $16.3 million in the same prior year quarter. Purchases of property and equipment were $23.4 million, including $9.0 million related to the construction of a new greenfield hospital in Lehi, Utah, for the quarter ended December 31, 2014, compared to $10.9 million in the prior year quarter.

Financing Activities

Cash flows used in financing activities were $5.4 million for the quarter ended December 31, 2014, compared to $11.9 million in the same prior year quarter. The quarter ended December 31, 2013, included distributions to non-controlling interests of $5.2 million associated with the sale-leaseback of certain hospital real estate.

Capital Resources

As of December 31, 2014, we had the following debt arrangements:

•	up to $1.325 billion senior secured credit facilities; and

•	$849.9 million in 8.375% senior notes due 2019.

At December 31, 2014, amounts outstanding under our senior secured credit facilities consisted of $986.9 million in term loans. In addition, we had $77.7 million in letters of credit outstanding under the revolving credit facility. The weighted average interest rate of outstanding borrowings under the senior secured credit facilities was 4.6% for both the quarters ended December 31, 2014 and 2013.

$1.325 Billion Senior Secured Credit Facilities

We are a party to a senior credit agreement (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement provides for senior secured financing of up to $1.325 billion consisting of (1) a $1.025 billion senior secured term loan facility maturing in May 2018 and (2) a $300.0 million senior secured revolving credit facility maturing in May 2016, of which up to $150.0 million may be utilized for the issuance of letters of credit (together, the “Senior Secured Credit Facilities”). Principal under the senior secured term loan facility is due in consecutive equal quarterly installments in an aggregate annual amount equal to 1% of the principal amount of $1.007 billion outstanding as of the effective date, February 20, 2013, of a repricing amendment, with the remaining balance due upon maturity of the senior secured term loan facility. The senior secured revolving credit facility does not require principal installment payments prior to maturity. On September 12, 2014, the Amended and Restated Credit Agreement was amended to, among other things, extend the deadline by which we must reinvest the proceeds of certain assets sales from 12 months to 24 months.

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

The Amended and Restated Credit Agreement requires us to mandatorily prepay borrowings under the senior secured term loan facility with net cash proceeds of certain asset dispositions, following certain casualty events, certain borrowings or debt issuances, and from a percentage of annual excess cash flow.

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

8.375% Senior Notes due 2019

We and IASIS Capital Corporation (together, the “Issuers”) issued an $850.0 million aggregate principal amount of Senior Notes, which mature on May 15, 2019, pursuant to an indenture, dated as of May 3, 2011, among the Issuers and certain of the Issuers’ wholly owned domestic subsidiaries that guarantee the Senior Secured Credit Facilities (the “Notes Guarantors”) (the “Indenture”). The Indenture provides that the Senior Notes are general unsecured, senior obligations of the Issuers, and initially will be unconditionally guaranteed on a senior unsecured basis by certain of our subsidiaries.

On October 31, 2014, the Issuers completed an offer to purchase up to $210.0 million aggregate principal amount of its outstanding Senior Notes. The Issuers were required to make the offer to purchase under the terms of the Indenture governing the Senior Notes using excess proceeds from certain asset dispositions. The offer to purchase was made at a price equal to 100% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest, to but excluding the redemption date. Holders validly tendered $0.1 million in aggregate principal amount of the Senior Notes, all of which were accepted by the Issuers. We made payment to settle all validly tendered Senior Notes on November 6, 2014.

The Senior Notes bear interest at a rate of 8.375% per annum, payable semi-annually, in cash in arrears, on May 15 and November 15 of each year.

We may redeem the Senior Notes in whole or in part, at anytime on or after May 15, 2014, the redemption prices set forth below, plus accrued and unpaid interest and special interest, if any, to but excluding the redemption date, subject to compliance with certain conditions. Each subsequent year the redemption price declines 2.093 percentage points until 2017, and thereafter, at which point the redemption price is equal to 100% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest and special interest, if any, to but excluding the redemption date.

Date	Percentage
May 15, 2014	106.281%
May 15, 2015	104.188%
May 15, 2016	102.094%
May 15, 2017 and thereafter	100.000%

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

Other

We executed interest rate swaps with Citibank, N.A. (“Citibank”) and Barclays Bank PLC (“Barclays”), as counterparties, with notional amounts totaling $350.0 million, of which $50.0 million expired on September 30, 2014. The remaining agreements were effective March 28, 2013 and expire September 30, 2015 and September 30, 2016. Under these remaining agreements, we are required to make quarterly fixed rate payments to the counterparties at annual rates ranging from 1.9% to 2.2%. The counterparties are obligated to make quarterly floating rate payments to us based on the three-month LIBOR rate, each subject to a floor of 1.25%. The interest rate swaps outstanding at December 31, 2014 are as follows:

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

Capital Expenditures

We plan to finance our proposed capital expenditures with cash generated from operations, borrowings under our Senior Secured Credit Facilities and other capital sources that may become available. We expect our capital expenditures for fiscal 2015 to be $130 million to $140 million, including the following significant expenditures:

•	$65 million to $70 million for growth and new business projects, including approximately $30 million related to our new greenfield hospital in Lehi, Utah;

•	$45 million to $50 million in replacement or maintenance related projects at our hospitals; and

•	$20 million in hardware and software costs related to information systems projects, including healthcare IT stimulus initiatives.

Liquidity

We rely on cash generated from our operations as our primary source of liquidity, as well as available credit facilities, project and bank financings and the issuance of long-term debt. From time to time, we have also utilized operating lease transactions that are sometimes referred to as off-balance sheet arrangements. We expect that our future funding for working capital needs, capital expenditures, long-term debt repayments and other financing activities will continue to be provided from some or all of these sources. Each of our existing and projected sources of cash is impacted by operational and financial risks that influence the overall amount of cash generated and the capital available to us. For example, cash generated by our business operations may be impacted by, among other things, economic downturns, federal and state budget initiatives, weather-related catastrophes and adverse industry conditions. Our future liquidity will be impacted by our ability to access capital markets, which may be restricted due to our credit ratings, general market conditions, leverage capacity and by existing or future debt agreements. For a further discussion of risks that can impact our liquidity, see Item 1A, “Risk Factors”.

Including available cash at December 31, 2014, we have available liquidity as follows (in millions):

Cash and cash equivalents	$294.8
Available capacity under our senior secured revolving credit facility	222.3

Net available liquidity at December 31, 2014	$517.1

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

We are unable at this time to extend our evaluation of the sufficiency of our liquidity beyond three years. We cannot assure you, however, that our operating performance will generate sufficient cash flow from operations or that future borrowings will be available under our Senior Secured Credit Facilities, or otherwise, to enable us to grow our business, service our indebtedness, or make anticipated capital expenditures and tax payments. For more information, see our risk factors in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, as amended and restated in Item 1A. “Risk Factors”.

One element of our business strategy is to selectively pursue acquisitions and strategic alliances in existing and new markets. Any acquisitions or strategic alliances may result in the incurrence, or assumption by us, of additional indebtedness. We continually assess our capital needs and may seek additional financing, including debt or equity as considered necessary to fund capital expenditures and potential acquisitions or for other corporate purposes. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. For more information, see Item 1A. “Risk Factors.”

SEASONALITY

The patient volumes and total revenue of our healthcare operations are subject to seasonal variations and generally are greater during the quarter ended March 31 than other quarters. These seasonal variations are caused by a number of factors, including seasonal cycles of illness, climate and weather conditions in our markets, vacation patterns of both patients and physicians and other factors relating to the timing of elective procedures.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We do not, however, hold or issue financial instruments or derivatives for trading or speculative purposes. At December 31, 2014, the following components of our Senior Secured Credit Facilities bear interest at variable rates at specified margins above either the agent bank’s alternate base rate or the LIBOR rate: (i) a $1.025 billion, seven-year term loan; and (ii) a $300.0 million, five-year revolving credit facility. As of December 31, 2014, we had outstanding variable rate debt of $986.9 million.

We have managed our market exposure to changes in interest rates by implementing a comprehensive interest rate hedging strategy that includes converting variable rate debt to fixed rate debt. We have executed interest rate swaps for non-trading and non-speculative purposes with Citibank and Barclays, as counterparties, with notional amounts totaling $350.0 million, of which $50.0 million expired on September 30, 2014. The remaining agreements were effective March 28, 2013 and expire between September 30, 2015 and September 30, 2016, and have annual rates ranging from 1.9% to 2.2%. Our interest rate hedging agreements expose us to credit risk in the event of non-performance by our counterparties, Citibank and Barclays. However, we do not anticipate non-performance by either of our counterparties.

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

We currently believe we have adequate liquidity to fund operations during the near term through the generation of operating cash flows, cash on hand and access to our senior secured revolving credit facility. Our ability to borrow funds under our senior secured revolving credit facility is subject to, among other things, the financial viability of the participating financial institutions. While we do not anticipate any of our current lenders defaulting on their obligations, we are unable to provide assurance that any particular lender will not default at a future date.

Item 4. Controls and Procedures

Evaluations of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2014. Based on this evaluation, the principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In November 2010, the U.S. Department of Justice (“DOJ”) sent a letter to IAS requesting a 12-month tolling agreement in connection with an investigation into Medicare claims submitted by our hospitals in connection with the implantation of implantable cardioverter defibrillators (“ICDs”) between January 1, 2003 and November 30, 2010. At that time, neither the precise number of procedures, number of claims, nor the hospitals involved were identified by the DOJ. We understand that the government is conducting a national initiative with respect to ICD procedures involving a number of healthcare providers and is seeking information in order to determine if ICD implantation procedures were performed in accordance with Medicare coverage requirements. On January 11, 2011, IAS entered into the tolling agreement with the DOJ and, subsequently, the DOJ provided us with a list of 194 procedures involving ICDs at 14 hospitals which are the subject of further medical necessity review by the DOJ. We are cooperating fully with the government and, to date, the DOJ has not asserted any claim against our hospitals. Applying the resolution model proposed by the DOJ, we believe that at least 131 of these procedure claims were properly documented for medical necessity and billed appropriately. Our outside counsel has submitted to the DOJ summary justifications and supporting evidence relating to the medical claims at six of our hospitals. We continue to provide support for the remaining 63 of these cases that could have some likelihood of enforcement by the DOJ. If we are unable to place these claims in a non-enforcement or lesser enforcement category, the government may require repayment, which could impose a multiplier. Given the case-specific nature of the claims and the DOJ’s discretion to compromise claims, we are unable at this time to estimate any potential repayment obligation related to this matter. The tolling agreement between IAS and the government, as recently extended, is currently set to expire April 30, 2015.

On September 25, 2013, we voluntarily self-disclosed for resolution through the Self-Referral Disclosure Protocol established by CMS non-compliance by ten of our affiliated hospitals with a certain element of an exception of the Stark Law. Provisions of the Health Reform Law that became effective on September 23, 2011 require, as an element of the Stark Law’s “whole-hospital” exception, that hospitals having physician ownership disclose such ownership on their public websites and in public advertising. The self-disclosure states that, on August 12, 2013, we discovered that our ten affiliated hospitals partially owned by physicians did not consistently make such disclosures. The self-disclosure also states that, on August 13, 2013, the hospitals added the disclosures to those public websites that did not previously have them and began to include the disclosures in new public advertising. The self-disclosure explains that, as a result of the absence of the website and advertising disclosures, the referrals of direct and indirect physician owners (and physicians who are immediate family members of direct and indirect owners) to the physician-owned hospitals of Medicare beneficiaries did not consistently qualify for the Stark Law’s whole-hospital exception from September 23, 2011 through August 13, 2013. On October 21, 2013, we submitted a supplement to our self-disclosure, reporting Medicare payments to these hospitals for services resulting from referrals affected by the non-compliance and the hospitals’ profit distributions to physicians (and known immediate family members of physicians) with respect to their ownership interests in the hospitals during the same period. We have been in communication with CMS about resolving this matter but, at present, CMS has made no commitments, as a general matter or in this case, regarding the timing or substance of resolution of self-disclosed Stark Law noncompliance through the voluntary CMS Self-Referral Disclosure Protocol. As a result, we express no opinion as to its outcome and, at this time, any repayment obligation or other penalties to be determined by CMS are unknown and not currently estimable.

Item 1A. Risk Factors

Reference is made to the factors set forth under the caption “Forward-Looking Statements” in Part I, Item 2 of this Form 10-Q and other risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, which are amended and restated below.

Risks related to our acute care operations

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

In addition, from time to time, state legislatures consider measures to reform healthcare programs and coverage within their respective states. Because of economic conditions and other factors, several states are experiencing budget problems and have adopted or are considering legislation designed to reduce their Medicaid expenditures, including enrolling Medicaid recipients in managed care programs, reducing the number of Medicaid beneficiaries by implementing more stringent eligibility requirements and imposing additional taxes or assessments on hospitals to help finance or expand states’ Medicaid systems. The states in which we operate have decreased funding for healthcare programs or made other structural changes resulting in a reduction in Medicaid hospital rates in recent years. Additional Medicaid spending cuts may be implemented in the states in which we operate, including reductions in supplemental Medicaid reimbursement programs.

Our Texas hospitals participate in private supplemental Medicaid reimbursement programs that are structured to expand the community safety net by providing indigent healthcare services and result in additional revenues for participating hospitals. Although CMS approved a five-year Medicaid waiver in December 2011 that allows Texas to continue receiving supplemental Medicaid reimbursement while expanding its managed Medicaid program, we cannot predict whether the Texas private supplemental Medicaid reimbursement programs will continue or guarantee that revenues recognized from the programs will not decrease. Beginning in 2014, the Health Reform Law provides for significant expansion of the Medicaid program, but the Department of Health and Human Services (the “Department”) may not penalize states that do not implement the Medicaid expansion provisions by withholding existing federal Medicaid funding. As a result, a number of states have opted not to implement the expansion, including Texas and Louisiana.

We believe that hospital operating margins across the country, including ours, have been and may continue to be under pressure because of limited pricing flexibility and growth in operating expenses in excess of the increase in payments under Medicare and other governmental programs. Current or future healthcare reform efforts, additional changes in laws or regulations regarding government health programs, changes to structure and reimbursement rates of governmental health programs or other changes in the administration of government health programs could have a material adverse effect on our financial position and results of operations.

We cannot predict with certainty the long-term impact of the Health Reform Law, which represents significant change to the healthcare industry.

The Health Reform Law represents a significant change across the healthcare industry. The Health Reform Law is decreasing the number of uninsured individuals by expanding coverage to additional individuals through public program expansion and private sector health insurance reforms. The Health Reform Law expands eligibility under existing Medicaid programs and subsidizes states that create non-Medicaid plans for certain residents that do not qualify for Medicaid. States have opted, and may continue to opt, not to implement the expansion. Several state governors and legislatures, including Texas and Louisiana, have chosen not to participate in the expanded Medicaid program; however these states could implement the expansion at a later date. Further, the Health Reform Law requires states to establish or participate in health insurance exchanges or default to a federally operated Exchange to facilitate the purchase of health insurance by individuals and small businesses. Through the “individual mandate,” the Health Reform Law imposes financial penalties on individuals who fail to carry insurance coverage. However, there were significant problems during the initial implementation of the federal online Exchange and certain state Exchanges which negatively impacted the ability of individuals to enroll in Medicaid and to purchase health insurance. Further implementation issues, especially if not corrected in a timely manner, could lead to the federal government suspending the individual mandate tax penalties, further delays in uninsured individuals obtaining health insurance and an increase in the number of individuals who choose to pay the tax mandates rather than to purchase health insurance. In addition, the employer mandate requires companies with 50 or more employees to provide health insurance or pay fines, as well as insurer reporting requirements, but will not be fully implemented until January 1, 2016. The Health Reform Law also establishes a number of health insurance market reforms, including a ban on lifetime limits and pre-existing condition exclusions, new benefit mandates, and increased dependent coverage.

Although the expansion of health insurance coverage should increase revenues from providing care to certain previously uninsured individuals, we believe that the Health Reform Law could adversely affect our business and results of operations due to provisions of the Health Reform Law that are intended to reduce Medicare and Medicaid healthcare costs. Among other things, in order to fund the expansion of coverage to the uninsured population, the Health Reform Law reduces market basket updates, reduces Medicare and Medicaid DSH funding, and expands efforts to tie payments to quality and clinical integration. Any decrease in payment rates or an increase in rates that is below our increase in costs may adversely affect our results of operations. The Health Reform Law also provides additional resources to combat fraud, waste, and abuse, including expansion of the Recovery Audit Contractors (“RAC”) program to identify and recoup improper Medicare payments, which may result in increased costs for us to appeal or refund any alleged overpayments.

The Health Reform Law contains additional provisions intended to promote value-based purchasing. The Department has established a value-based purchasing system for hospitals that provides incentive payments to hospitals that meet or exceed certain quality performance standards, and such system is funded through decreases in the inpatient prospective payment system market basket updates to all hospitals. Further, hospitals with excess readmissions for conditions designated by the Department receive reduced payments for all inpatient discharges, not just discharges relating to the conditions subject to the excess readmissions standard. The Health Reform Law also prohibits the use of federal funds under the Medicaid program to reimburse providers for medical assistance provided to treat certain hospital-acquired conditions (“HACs”) and other provider-preventable conditions. In addition, beginning in federal fiscal year 2015, hospitals that fall into the worst 25% of national risk-adjusted HAC rates for all hospitals in the previous year will receive a 1% reduction in their total Medicare payments.

The Health Reform Law changes how healthcare services are covered, delivered, and reimbursed. However, many variables continue to impact the effect of the Health Reform Law, including the law’s complexity, continued delays or exceptions to employer mandates, possible amendment or repeal, changes or court challenges to the law, further technical issues with operating the federal and state Exchanges, uncertainty regarding the success of Exchanges enrolling uninsured individuals, possible reductions in funding by Congress and future reductions in Medicare and Medicaid reimbursement, how individuals and businesses will respond to the new choices and obligations under the law as well as the uncertainty as to the extent to which states will choose to participate in the expanded Medicaid program. For example, the SCOTUS has agreed to hear a case known as King v. Burwell during its 2015 judicial session. The plaintiffs are challenging the extension of premium subsidies to health insurance policies purchased through federally operated Exchanges, arguing that subsidies must be limited to state-operated Exchanges. If decided in favor of the plaintiffs, this case could make it more difficult for uninsured individuals in states that do not operate an Exchange to purchase coverage and otherwise significantly affect implementation of the Health Reform Law, in a manner that may result in less than projected numbers of newly insured individuals. Because of these many variables, we are unable to predict with certainty the net effect on our operations of the expected increases in insured individuals using our facilities, the reductions in government healthcare spending, and numerous other provisions in the Health Reform Law that may affect us. We are unable to predict with certainty how providers, payors, employers and other market participants will respond to the various reform provisions because many provisions will not be implemented for several years under the Health Reform Law’s implementation schedule.

If we experience a shift in payor mix from commercial managed care payors to self-pay and Medicaid, our revenue and results of operations could be adversely affected.

Reimbursement from self-pay and Medicaid programs is generally lower than traditional commercial managed care products. In the several years prior to fiscal 2014, we experienced a shift in our patient volumes and revenue from commercial and managed care payors to self-pay and Medicaid, including managed Medicaid. This shift resulted in pressure on pricing and operating margins from expending the same resources to provide patient care, but for less reimbursement. This shift also reflected elevated unemployment levels and the resulting increases in states’ Medicaid rolls and the uninsured population. In addition, certain states have implemented measures to reduce enrollment in Medicaid which increased the number of uninsured patients seeking care at our hospitals. More recently, we have seen a reduction in the levels of our self-pay payor mix, which reflects improvement in the U.S. economy and decline in unemployment rate, and adoption of Medicaid expansion under the Health Reform Law in certain of our markets, including Arizona. However, we can provide no assurance that our payor mix will continue to improve. Despite an overall anticipated expansion in the number of insured individuals, implementation of the Health Reform Law could cause some patients to terminate their current insurance plans in favor of lower cost Medicaid plans or other insurance coverage with lower reimbursement. Increased enrollment in Exchange plans may cause lower reimbursement rates relative to traditional employer-sponsored health insurance plans for the healthcare services provided by our hospitals and employed physicians, and those Exchange-insured persons may pay higher deductibles, which may cause them to delay their medical treatment. Certain Exchange plans may also include limits on an enrollee’s overall benefit coverage as well as higher deductibles and other out-of-pocket costs that are the responsibility of such Exchange insured-persons, which, if unpaid, would result in higher levels of bad debt.

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

On October 1, 2014, the THHSC issued a notice to certain hospitals participating in a Texas Medicaid waiver program. The waiver, from CMS, allows the state to receive federal matching Medicaid funds for certain local government/hospital affiliations. According to the notice, a review conducted by CMS identified certain of these affiliations it believed may be inconsistent with the waiver. Because of these findings, CMS temporarily deferred the federal portion of the Medicaid payments associated with these affiliations. CMS lifted the deferral on January 7, 2015, but has not yet made a final determination regarding the acceptability of the affiliations. The CMS review referenced in the notice did not target any of our hospitals and we do not operate in the Texas geographic regions mentioned in the notice. However, the review reflects the nature of challenges that we may face with receiving governmental matching funds and supplemental payments. We cannot assure you that in the future that CMS, THHSC and other similar agencies will not audit or delay our operations in a manner that reduces the amount or slows the timing of our receipt of such funding.

If we are unable to retain and negotiate reasonable contracts with managed care plans or if insured patients switch from traditional commercial insurance plans to Exchange plans, then our net revenue may be reduced.

Our ability to obtain reasonable contracts with health maintenance organizations, preferred provider organizations and other managed care plans significantly affects the revenue and operating results of our hospitals. Net patient revenue, before the provision for bad debts, derived from health maintenance organizations, preferred provider organizations and other managed care plans accounted for 40.9%, 39.2% and 39.8% of our hospitals’ net patient revenue for the years ended September 30, 2014, 2013 and 2012, respectively. Our hospitals have more than 250 managed care contracts with no one payor contract representing more than 10.0% of our net patient revenue. Typically, we negotiate our managed care contracts annually as they come up for renewal at various times during the year. Further, many are terminable by either party on relatively short notice. Our future success will depend, in part, on our ability to retain and renew our managed care contracts and enter into new managed care contracts on terms favorable to us. Other healthcare providers, including some with larger and more integrated health systems, provider networks, greater geographic coverage or a wider range of services, may affect our ability to enter into managed care contracts or negotiate increases in our reimbursement and other favorable terms and conditions. Some of our competitors may negotiate exclusivity provisions with managed care plans or otherwise restrict the ability of managed care companies to contract with us. In one region in which we operate, the largest healthcare provider organization controls one of the largest payor organizations and operates it primarily as a closed network. The patients enrolled in this integrated health system are largely unavailable to us. In addition, continued consolidation among managed care companies may reduce our ability to negotiate favorable contracts with such payors.

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

While, over time, the Health Reform Law is expected to continue to decrease the number of uninsured individuals through expanding Medicaid and incentivizing employers to offer, and requiring individuals to carry health insurance or be subject to penalties, these provisions generally did not become effective until January 1, 2014 and some are still in the implementation stage. The federal Exchange experienced significant technical issues that negatively affected the ability of individuals to enroll in Medicaid and to purchase health insurance during 2014. Further, the extent to which additional states, including Texas and Louisiana, will participate in the Health Reform Law’s expanded Medicaid program is unclear since the federal government cannot eliminate or reduce existing federal Medicaid funding if states opt out of the law’s Medicaid expansion. Several state governors and legislatures, including Texas and Louisiana, have chosen not to participate in the expanded Medicaid program, the results of which have adversely affected our operations in those markets compared to states that have elected to expand their Medicaid programs; however, these states could implement some form of Medicaid expansion at a later date.

It is difficult to predict with certainty the full impact of the Health Reform Law due to the law’s complexity, continued delays or exceptions to employer mandates, possible amendment, or changes, court challenges to the law including the outcome of the SCOTUS’ decision regarding premium subsidies for eligible enrollees under federally operated health insurance exchanges, further technical issues with the federal government’s or any state’s website, uncertainty regarding the long-term success of Exchanges enrolling uninsured individuals, possible reductions in funding by Congress, future reductions in Medicare and Medicaid reimbursement and uncertainty surrounding state participation in the law’s expanded Medicaid program, as well as our inability to foresee how individuals and businesses will respond to choices afforded them under the law. We may continue to provide charity care to those who choose not to comply with the insurance requirements and undocumented aliens not permitted to enroll in a health insurance exchange or government healthcare program.

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

Industry trends towards value-based purchasing, care coordination and “narrow networks” of healthcare providers may present our Company with operational, financial and competitive challenges.

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

Integrated accountable care organizations and other kinds of “narrow” provider networks or organizations may exclude our hospitals, employed-physicians and other affiliated providers from their plans’ networks of healthcare providers. These contracting networks often organize hospitals, physicians and ancillary healthcare providers into narrow networks involving a smaller number of healthcare providers than does a network that allows all providers to participate, a so-called “open panel” network of providers, in exchange for which the “narrow network” may, if appropriately structured, achieve lower cost and/or higher quality in a way that benefits patients, employers, providers and payors. For instance, in some of the regions in which our hospitals operate, we face competition from large, not-for-profit healthcare systems with vertically integrated healthcare providers including health plans, physician groups and facilities, which affect our ability to obtain managed care contracts with their affiliated health insurance plans. Similarly, accountable care organizations commonly require physicians and other providers to participate exclusively in their organization. If our affiliated providers are excluded from such networks, or we are unable to recruit sufficient providers to our own networks, our business will face competitive disadvantages.

If controls imposed by Medicare, Medicaid and other third-party payors to reduce admissions and length of stay affect our inpatient volumes, our financial condition or results of operations could be adversely affected.

Controls imposed by Medicare, Medicaid and commercial third-party payors designed to reduce admissions and lengths of stay, commonly referred to as “utilization reviews,” have affected and are expected to continue to affect our facilities. Utilization review entails the review of the admission and course of treatment of a patient by managed care plans. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively affected by payor-required preadmission authorization and utilization review and by payor pressures to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. Efforts to impose more stringent cost controls and reductions are expected to continue. For example, the Health Reform Law potentially expands the use of prepayment review by Medicare Administrative Contractors (“MACs”) by eliminating statutory restrictions on their use. Furthermore, the modified CMS policy on how MACs review inpatient hospital admissions for payment purposes could potentially reduce inpatient volume for patient stays spanning fewer than two midnights.

There has been increased scrutiny of a hospital’s “Medicare Observation Rate” from government enforcement agencies and industry observers. A low rate may raise suspicions that a hospital is inappropriately admitting patients that could be cared for in an observation setting. The industry may be subject to increased scrutiny and litigation risk, including government investigations and qui tam suits, related to inpatient admission decisions and the Medicare Observation Rate. In addition, CMS has established what is referred to as the “two midnight rule” (“TMR”) to guide practitioners admitting patients and contractors conducting payment reviews on when it is appropriate to admit individuals as hospital inpatients. Under the TMR, Medicare beneficiaries are to be admitted as inpatients only when there is a reasonable expectation that the care is medically necessary and expectation that the care will cross two midnights absent unusual circumstances. Compliance with TMR becomes subject to audits beginning October 1, 2015, but CMS began conducting reviews for admissions beginning October 1, 2013 at selected facilities to provide educational outreach on the TMR.

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

We compete with other healthcare providers in recruiting and retaining qualified management and staff personnel responsible for the day-to-day operations of each of our hospitals, physician practices and our managed care operations, including most significantly nurses and other non-physician healthcare professionals. While the national nursing shortage has abated somewhat, certain portions of our markets have limited nursing resources. In the healthcare industry, including in our markets, the shortage of nurses and other medical support personnel is a significant operating issue. This shortage has caused us in the past and may require us in the future to increase wages and benefits to recruit and retain nurses and other medical support personnel or to hire more expensive temporary personnel. Frequently in the past, we voluntarily raised, and expect to raise, wages for our nurses and other medical support personnel.

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

The hospital industry is highly competitive. Our hospitals face competition for patients from other hospitals in our markets, large vertically integrated providers, large tertiary care centers and outpatient service providers that provide similar services to those provided by our hospitals. While our small 15-bed critical access hospital in Woodland Park, Colorado is an exception, none of our other hospitals are sole community providers and all of them are in geographic areas in which at least one other hospital provides services comparable to those offered by our hospitals. Some of the hospitals that compete with ours are owned by governmental agencies or not-for-profit corporations supported by endowments and charitable contributions and can finance capital expenditures and operations on a tax-exempt basis. In addition, the number of freestanding specialty hospitals, outpatient surgery centers, emergency departments, urgent care centers and outpatient diagnostic centers has increased significantly in the areas in which we operate. We also face competition from competitors implementing physician alignment strategies, such as employing physicians, acquiring physician practice groups and participating in accountable care organizations or other clinical integration models. Some of our competitors also have greater geographic coverage, offer a wider range of services or invest more capital or other resources than we do. In addition, competitors that operate non-hospital facilities or hospitals not owned by physicians are not subject to the same federal restrictions on expansion as our physician-owned hospitals. If our competitors can achieve greater geographic coverage, improve access and convenience to physicians and patients, recruit physicians to provide competing services at their facilities, expand or improve their services or obtain more favorable managed care contracts, we may experience a decline in patient volume.

CMS publicizes performance data relating to quality measures and data on patient satisfaction surveys that hospitals are required to submit to CMS. Federal law provides for the expansion of the number of quality measures that we are required to make publicly available. Further, the Health Reform Law requires all hospitals annually to establish, update and make public a list of their standard charges for items and services. If any of our hospitals should achieve poor results (or results that are lower than our competitors) on these quality criteria, or if our standard charges are higher than those published by our competitors, our patient volumes could decline.

The required reporting of additional quality measures and other trends toward clinical transparency and value-based purchasing of healthcare services may have an adverse impact on our competitive position and patient volume.

A health pandemic could negatively affect our business.

If a pandemic or other widespread health crisis, such as the spread of the Ebola virus, were to occur in our markets, our business could be adversely affected. Such a crisis could diminish the public trust in healthcare facilities, especially hospitals treating (or that have treated) patients affected by the pandemic. If any of our facilities treated patients from such a health crisis, patients might cancel elective procedures or fail to seek needed care at our facilities. Further, a health pandemic might adversely affect our business by disrupting or delaying production and delivery of materials and products in the supply chain or by causing staffing shortages in our facilities. Although we have infection control and disaster plans in place, and we manage our hospital facilities pursuant to infectious disease protocols, the impact of a pandemic on our business could be materially adverse.

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

If we fail to operate these systems effectively, we may experience delays in collection of net patient revenue and may not properly manage our operations or oversee compliance with laws or regulations. Moreover, if we fail to continue to demonstrate meaningful use of certified electronic health record (“EHR”) technology, we will be subject to reduced payments from Medicare (in addition to any ongoing statutory reductions). Furthermore, because the information technology landscape changes frequently, our systems require upgrades and replacement as new technologies are introduced, old technologies are no longer supported and physician and patient needs evolve requiring greater emphasis on integration of clinical, revenue and patient accounting systems. In this context, we may face significant financial costs, cash flow disruptions and operational difficulties as we from time to time change our information technology platforms, as well as operational difficulties in installing such new technology into our hospitals and operating it effectively. Such difficulties could affect our ability to properly manage our operations and adversely affect our cash flows.

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

We incur substantial costs to maintain and upgrade our information technology systems. Such costs can occur not only in connection with maintenance and upgrades, but also when our third-party information technology vendors discontinue systems upon which we rely. For instance, we are party to a services contract with McKesson Information Solutions LLC (“McKesson”), through which we operate an advanced clinical information technology platform called Horizon Clinicals (“Horizon Clinicals”). Horizon Clinicals provides patient care information solutions, including computerized provider order entry solutions, medication management solutions, shared communications for providers meant to enhance patient safety, management reporting capabilities, compliance tools and advanced clinical analytics to simplify data collection and reporting. Horizon Clinicals has been the primary advanced clinical information technology platform used by our hospitals for an number of years. In December 2011, McKesson announced its plan to stop development of Horizon Clinicals. McKesson has stated that it plans to support Horizon Clinicals through March 2018. In response to this announcement, we are evaluating the capabilities of, and costs associated with transitioning to, alternate healthcare information technology platforms that could replace the capabilities currently provided by Horizon Clinicals. Moreover, if we fail to demonstrate meaningful use of certified EHR technology either through Horizon Clinicals or a replacement platform, we will be subject to reduced payments from Medicare (in addition to any ongoing statutory reductions).

The replacement of any information technology system upon which we rely may be financially and administratively burdensome to us. Such replacements, upgrades and similar projects require modifications to our capital expenditure plans and constrain our ability to pursue other opportunities requiring significant capital and management resources. Additionally, such upgrades may be time consuming and complex from an administrative standpoint. If our implementation of a replacement technology system is inefficient, delayed or ineffective, we may experience disruptions or delays in our cash flows and day-to-day caregiver processes, experience errors related to sharing of patient care information and declines in patient and/or hospital employee satisfaction. Because the healthcare information technology business and our business’ and patients’ needs continuously evolve, we cannot assure you that we will not incur such financial and administrative difficulties.

We are required to comply with laws governing the transmission, security and privacy of health information.

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) administrative simplification provisions require the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. In addition, the Health Reform Law requires the Department to adopt standards for additional electronic transactions and to establish operating rules to promote uniformity in the implementation of each standardized electronic transaction. On August 10, 2012, the Department issued an interim final rule to establish operating rules for healthcare electronic funds transfers and remittance advice transactions. Compliance with the interim final rule was required by January 1, 2014. Further, CMS has published final rule making changes to the formats used for certain electronic transactions and requiring the use of updated standard code sets for certain diagnoses and procedures known as ICD-10 code sets. Use of the ICD-10 code sets is required by October 1, 2015, and will require significant changes; however, we believe that the cost of compliance with these regulations has not had and is not expected to have a material adverse effect on our business, financial position or results of operations.

As required by HIPAA, the Department has issued privacy and security regulations that extensively regulate the use and disclosure of individually identifiable health information (known as protected health information or “PHI”) and require covered entities, including healthcare providers, to implement administrative, physical and technical safeguards to protect the security of PHI. As a result of changes made as part of the American Recovery and Reinvestment Act of 2009 (“ARRA”) and implementing regulations, entities that handle PHI on behalf of covered entities (known as “business associates”) or of other business associates must comply with most provisions of the HIPAA privacy and security regulations and are subject to civil and criminal penalties for violations to these regulations. A covered entity may be subject to penalties as a result of a business associate violating HIPAA, if the business associate is found to be an agent of the covered entity. Covered entities and business associates were generally required to comply with regulations implementing the ARRA changes by September 23, 2013. Covered entities must report breaches of unsecured PHI to affected individuals without unreasonable delay, but not to exceed 60 days, of discovery of the breach by the covered entity or its agents. Agreements with certain of our business associates may also subject us contractually to breach notification periods of fewer than 60 days. Notification must also be made to the Department and, in certain situations involving large breaches, to the media. All non-permitted uses or disclosures of unsecured PHI are presumed to be breaches unless the covered entity or business associate establishes that there is a low probability the information has been compromised.

The privacy and security regulations have and will continue to impose significant costs on our facilities in order to comply with these standards. Violations of the HIPAA privacy and security regulations may result in civil and criminal penalties, which have been significantly increased by ARRA. Further, the Department is required to perform compliance audits, which may result in increased enforcement activity. In addition, state attorneys general may bring civil actions seeking either injunctive relief or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents. The Department is required to impose penalties for violations resulting from willful neglect. There are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns. Our facilities remain subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary, may impose additional obligations and could impose additional penalties. For example, various state laws and regulations may require us to notify affected individuals in the event of a data breach involving individually identifiable information (even if no health-related information is involved). In addition, the Federal Trade Commission (“FTC”) uses its consumer protection authority to initiate enforcement actions in response to data breaches. To the extent we fail to comply with one or more federal and/or state privacy and security requirements, we could be subject to substantial fines, penalties as well as third-party claims which could have a material adverse effect on our financial position, results of our operations and cash flows.

A breach of our information system’s cyber-security precautions may cause loss of protected health information, adversely affect our ability to properly manage our operations, cause us to incur remediation costs, increase our operating expenses and result in litigation and negative publicity.

Aspects of our business operations give rise to material cybersecurity risks and the potential costs and consequences. Additionally, we outsource functions that may also have material cybersecurity risks. Certain risks related to cyber incidents may remain undetected for an extended period. We maintain a cyber and privacy risk commercial insurance policy with a $20 million limit of liability. If we incur a security breach, the policy provides coverage for information security and privacy liability, regulatory defense and penalties, website media content liability, notification services and privacy breach response services.

The objectives of cyber attacks vary widely and may include theft of PHI, financial assets, intellectual property, or other sensitive information belonging to us, our customers or our business partners. Cyber attacks also may be directed at disrupting our operations or the operations of our business partners. If we fall victim to cyber attacks, we may incur substantial costs and suffer other negative consequences, which may include, but are not limited to, remediation costs that may include liability for stolen assets or information and repairing system damage that may have been caused, including incentives offered to customers or other business partners in an effort to maintain the business relationships after an attack; increased cyber-security protection costs that may include organizational changes, deploying additional personnel and protection technologies, training employees, and engaging third party experts and consultants; lost revenues resulting from unauthorized use of proprietary information or the failure to retain or attract customers following an attack; litigation; and reputational damage adversely affecting customer or investor confidence. Furthermore, breaches of unsecured PHI caused by cyber-attacks will trigger notification requirements under HIPAA as well as additional procedures, which if not followed properly, could result in civil and criminal penalties and could have a material adverse effect on our business.

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

As required by the ARRA, the Department has adopted an incentive payment program for eligible hospitals and healthcare professionals that implement certified EHR technology and use it consistently with “meaningful use” requirements. If our hospitals and employed or contracted professionals do not meet the Medicare or Medicaid EHR incentive program requirements, we will not receive Medicare or Medicaid incentive payments to offset some of the costs of implementing the EHR systems. Further, beginning in federal fiscal year 2015, eligible hospitals and physicians that fail to demonstrate meaningful use of certified EHR technology are subject to reduced payments from Medicare. Failure to implement EHR systems effectively and in a timely manner could have a material adverse effect on our financial position and results of operations.

Health plans and providers, including our hospitals, must transition to the new ICD-10 coding system, which greatly expands the number and detail of billing codes used for inpatient claims. Use of the ICD-10 system will be required on October 1, 2015. Although we anticipate meeting such requirements, transitioning to the new ICD-10 system requires significant investment in coding technology and software and the training of staff involved in the coding and billing process. Besides these upfront costs of transition to ICD-10, our hospitals might experience disruption or delays in payment due to technical or coding errors or other implementation issues involving our systems or the systems and implementation efforts of health plans and their business partners. Further, the transition to the more detailed ICD-10 coding system could cause decreased reimbursement if using ICD-10 codes result in conditions being reclassified to MS-DRGs or commercial payor or payment groupings with lower levels of reimbursement than assigned under the previous system.

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

Because some of these statutes and regulations are relatively new and subject to ongoing interpretation by regulatory agencies, we do not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations. Because these laws and regulations are so complex, hospital companies face a risk of inadvertent violations. Different interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to change our facilities, equipment, personnel, services, capital expenditure programs and operating expenses.

If we fail to comply with applicable laws and regulations, we could be subjected to liabilities, including:

•	criminal penalties;

•	civil penalties, including the loss of our licenses to operate one or more of our facilities; and

•	exclusion of one or more of our facilities from participation in the Medicare, Medicaid and other federal and state healthcare programs.

The Health Reform Law imposes significant restrictions on hospitals that have physician owners.

Some of our hospitals have physician ownership pursuant to an exception to the Stark Law known as the “whole-hospital” exception. The Health Reform Law significantly narrows this exception to apply only to hospitals that had physician ownership in place as of March 23, 2010, and a Medicare provider agreement effective as of December 31, 2010. While the amended whole-hospital exception grandfathers certain existing physician-owned hospitals, including nine of ours, it prohibits a grandfathered hospital from increasing its percentage of physician ownership beyond the aggregate level that was in place as of March 23, 2010. Subject to limited exceptions, a grandfathered physician-owned hospital may not increase its aggregate number of operating rooms, procedure rooms, and beds for which it is licensed beyond the number in place as of March 23, 2010. A grandfathered physician-owned hospital must comply with a number of additional requirements, including not conditioning any physician ownership directly or indirectly on the owner making or influencing referrals, not offering any ownership interests to physician owners on more favorable terms than those offered to non-physicians and not providing any guarantee to physician owners to purchase other business interests related to the hospital. Further, a grandfathered hospital cannot have been converted from an ambulatory surgery center to a hospital.

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

Both federal and state government agencies have increased their focus on and coordination of civil and criminal enforcement efforts in the healthcare area. There are numerous ongoing investigations of hospital companies, and their executives and managers. The Office of Inspector General of the U.S. Department of Health and Human Services (“OIG”) and the DOJ have, from time to time, established national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Further, under the False Claims Act (“FCA”), private parties may bring “qui tam” whistleblower lawsuits against companies that submit false claims for payments to, or improperly retain overpayments from, the government. Some states have adopted similar state whistleblower and false claims provisions.

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

In addition, governmental agencies and their agents, such as MACs, fiscal intermediaries and carriers, and the OIG, CMS and state Medicaid programs, conduct audits of our healthcare operations. Private payors may conduct similar audits, and we also perform internal audits and monitoring. Depending on the conduct found in such audits and whether the underlying conduct could be considered systemic, resolving these audits could have a material adverse effect on our financial position, results of operations and cash flows.

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

In addition, through the Deficit Reduction Act of 2005 (“DEFRA”), Congress has expanded the federal government’s involvement in fighting fraud, waste and abuse in the Medicaid program by creating the Medicaid Integrity Program. Under this program, CMS engages private contractors, referred to as Medicaid Integrity Contractors (“MICs”), to perform post-payment audits of Medicaid claims and identify overpayments. In addition, the Health Reform Law expanded the RAC program’s scope to include Medicaid claims. In addition to MICs and RACs, several other contractors and state Medicaid agencies have increased their review activities.

In November 2010, the DOJ sent a letter to us requesting a 12-month tolling agreement in connection with an investigation into Medicare claims submitted by our hospitals in connection with the implantation of ICDs between January 1, 2003 and November 30, 2010. In January 2011, we entered into the tolling agreement with the DOJ which is currently set to expire in April 2015. Although we believe these procedure claims were properly documented for medical necessity and billed appropriately, to the extent the government disagrees with our determinations, we would be required to repay any improper payments as well any additional penalties imposed, which could adversely affect our business. For additional information, refer to Note 8, Commitments and contingencies, to our consolidated financial statements included elsewhere in this Form 10-Q.

Any such audit or investigation could have a material adverse effect on our financial position, results of our operations and cash flows.

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

Our acute care hospitals have collaborated with Health Choice, through its Health Choice and accountable care networking business, to build networks consisting of our hospitals, some of our hospitals’ medical staffs and our employed physicians and independent physicians and facilities. These so-called “narrow networks” can provide managed services to patients in contract with select payors, with the goal of achieving clinical integration and associated efficiencies among such providers, to improve population health, improve patients’ experience of care and control healthcare costs.

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

Our business is not as geographically diversified as some competing multi-facility healthcare companies and, therefore, is subject to greater market risks. Any material change in the current demographic, economic, competitive or regulatory conditions in any of the regions in which we operate could materially adversely affect our overall business results because of the significance of our operations in each of these regions to our overall operating performance.

We may not achieve our acute care acquisition and growth strategies and we may have difficulty acquiring non-profit hospitals due to regulatory barriers and scrutiny.

Part of our business strategy has been expansion by acquiring hospitals and ambulatory care and other facilities in our existing markets and in markets and by entering into partnerships or affiliations with other healthcare service providers. The competition to acquire these facilities is significant, including competition from healthcare companies with financial resources greater than us. There is no guarantee we can successfully integrate acquired hospitals and ambulatory care facilities, which limits our ability to complete future acquisitions.

In addition, we may not acquire additional hospitals on satisfactory terms and future acquisitions may be on less than favorable terms. We may have difficulty obtaining financing for future acquisitions on satisfactory terms. We invest capital in our existing facilities to develop new services or expand or renovate our facilities to generate new, or sustain existing, revenues from our operations. We may finance these capital commitments or development programs through operating cash flows or additional debt proceeds. Many states, including some where we have hospitals and others where we may attempt to acquire hospitals, have adopted legislation regarding the sale or other disposition of hospitals operated by non-profit entities. In other states that do not have such legislation, the attorneys general have demonstrated an interest in these transactions under their general obligations to protect charitable assets from waste. These legislative and administrative efforts focus primarily on the valuation of the assets divested and the use of the sale proceeds by the non-profit seller. These review and approval processes can add time to the consummation of an acquisition of a non-profit hospital, and future actions on the state level could seriously delay or even prevent future acquisitions of non-profit hospitals. As a condition to approving an acquisition, the attorney general of the state in which the hospital is located may require us to maintain services, such as emergency departments, or to continue to provide certain levels of charity care, which may affect our decision to acquire, or the terms upon which we acquire, these hospitals.

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

Plaintiffs frequently sue hospitals and other healthcare providers, alleging malpractice, product liability or other legal theories. Many involve large claims and significant defense costs. Certain other hospital companies have been subject to class-action claims with respect to their billing practices for uninsured patients or lawsuits alleging inappropriate classification of claims, for billing, between observation and inpatient status.

We maintain professional malpractice liability insurance and general liability insurance in amounts we believe covers claims arising out of the operations of our facilities. Some of the claims could exceed the coverage in effect, and coverage of particular claims or damages could be denied.

The volatility of professional liability insurance and, sometimes, the lack of availability of such insurance coverage for physicians with privileges at our hospitals increase our risk of vicarious liability where both our hospital and the uninsured or underinsured physician are named as co-defendants. We are subject to self-insured risk and may be required to fund claims out of our operating cash flow. We cannot assure you that we can continue to obtain insurance coverage or that such insurance coverage, if it is available, will be available on acceptable terms.

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

As part of our broader physician alignment strategies, we expect to continue to employ additional physicians, which could result in a significant increase in our professional and general liability risks and related costs in future periods.

We have entered into sale-leaseback arrangements with a real estate investment trust for certain of our hospitals’ real estate and the related lease terms and obligations expose us to increased risk of loss of property or other unfavorable leasing implications, which could materially and adversely affect our business, financial condition and results of operations.

From time to time, we may enter into lease-related transactions with real estate investment trusts (“REITs”). On September 26, 2013, we entered into a sale-leaseback transaction involving the land and buildings associated with Glenwood Regional Medical Center in West Monroe, Louisiana; Mountain Vista Medical Center in Mesa, Arizona; and The Medical Center of Southeast Texas in Port Arthur, Texas. We continue to own and operate the business of these three hospitals but now lease the land and the buildings associated with these facilities for an initial period of 15 years at what we believe are attractive long-term lease rates, with renewal options. At the same time we entered into the sale-leaseback transaction, we amended an existing lease agreement with the same REIT with respect to Pioneer Valley Hospital, which extended the lease term and reduced the annual rent payment. Additionally, we lease from another landlord the land and buildings associated with Wadley Regional Medical Center in Texarkana, Texas. Our leases provide for renewal or extension options. These options are based upon prescribed formulas but, in certain cases, may be at fair market value. We expect to renew or extend our leases in the normal course of business; however, there can be no assurance these rights will be exercised or that we can satisfy the conditions precedent to exercising any such renewal or extension. The terms of any such options based upon fair market value are inherently uncertain and could be unacceptable or unfavorable to us depending upon the circumstances at the time of exercise.

In addition, our leases can be subject to early termination if we violate certain provisions or covenants in the leases. Some of our hospital leases are with the same landlord and contain cross-default provisions that would allow that landlord to terminate all leases with us if we violate certain defined provisions related to a single lease with them.

If we cannot renew or extend our existing leases, or purchase the hospitals subject to such leases, at or prior to the end of the existing lease terms, if the terms of such options are unfavorable or unacceptable to us, or if any landlord terminates a lease because of our breach of the lease, our business, financial condition and results of operations could be materially and adversely affected.

Our use of the proceeds we received from the sale-leaseback or other dispositions of assets is subject to restrictions, and although we have some discretion over how we apply such proceeds, we cannot guarantee that we will invest such proceeds promptly, effectively, or in compliance with our debt instruments.

We received certain proceeds for the sale-leaseback of three of our hospital properties on September 26, 2013, the disposition of our Florida operations on September 30, 2013, and the sale of our Nevada hospital operations on January 22, 2015. Our use of these net proceeds (gross proceeds less applicable taxes and other related transaction costs) is restricted by the terms of our senior credit agreement and the indenture under which we issued our senior notes.

Pursuant to the terms of our senior credit agreement, these net proceeds must be directed toward prepayment of borrowings under the senior credit agreement unless they are reinvested within 12 months in existing facilities or in 24 months in a greenfield construction project (36 months if there is a binding commitment for such investment within such 12 or 24 month periods). In September 2014, pursuant to an amendment to our senior credit agreement, our lenders extended for one year the deadlines related to the reinvestment of the net proceeds received from both the disposition of our Florida operations and the sale-leaseback of our three hospital properties. Similarly, the indenture requires us to use the proceeds to offer to repurchase the senior notes or make prepayments under the senior credit agreement unless they are reinvested in qualifying investments within 365 days. This deadline may also be extended by 180 days if we make a binding commitment to enter into a qualifying investment within such 365 day period. In October 2014, we satisfied these obligations under the indenture with respect to our September 2013 transactions by conducting such an offer to repurchase the senior notes. We are also required to comply with these obligations with respect to the proceeds from the sale of our Nevada facilities in January 2015. See “Management’s discussion and analysis—Liquidity and capital resources—Capital resources.”

While we currently expect to reinvest all of the net proceeds noted above, we are unable to make assurances that our plans to invest such proceeds will be achieved or that they will be on acceptable terms to our debt investors, within the prepayment grace period or at all. Any failure by us to invest these proceeds in compliance with our debt instruments could result in a default thereunder and harm our financial condition and operating results. Even if our investments fully comply with the terms of the senior credit agreement and indenture, we cannot assure you that they will generate positive value for us.

Delays in investing proceeds that have not been committed, besides requiring prepayments, may delay and/or impair our growth, revenues and cash flows. We cannot assure you we can identify any acquisition or development opportunities or other investments that meet our investment objectives or that any investment we make will produce a positive return. If we do not invest or apply such proceeds in ways that enhance our value, we may fail to achieve expected financial results and our business, financial condition and result from operations could be materially and adversely affected.

To the extent we engage in other similar capital-raising measures in the future, we may not invest the proceeds we receive from capital-raising measures promptly, effectively or on acceptable terms to our creditors. Subject to the types of restrictions described above, we have discretion over how to use such proceeds, and we may not do so effectively.

We may not complete construction of the Jordan Valley expansion project in Lehi, Utah in a timely manner and, even if we do, the start-up costs may exceed our current estimates.

We are building a new 40-bed hospital in Lehi, Utah as a campus of Jordan Valley Medical Center. The hospital has been designed to provide a full range of services including inpatient intensive care, obstetrics and surgical services, heart services, cardiac catheterization, emergency medical services, imaging, lab and outpatient surgery. A medical office building is being constructed immediately adjacent to, and connected with, the hospital to be occupied by primary care and multi-specialty physician groups practicing in the area. This project is anticipated to cost in excess of $80.0 million, a significant portion of which has been expended, and is anticipated to be completed and open for business by the summer of 2015. There is no guarantee we can successfully complete this construction project on time or within budget or that its operating performance, once open for business, will perform as anticipated.

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

None of our employees are represented by a union. However, our employees have the right under the National Labor Relations Act to form or affiliate with a union. If some or all of our workforce were to become unionized and the terms of the collective bargaining agreement differed significantly from our current compensation agreements, it could increase our costs and adversely affect our profitability. Participation by our workforce in labor unions could put us at increased risk of labor strikes and disruption of our services.

Our hospitals are subject to compliance and other responsibilities and costs under environmental laws that could lead to material expenditures or liability.

We are subject to various federal, state and local environmental laws and regulations, including those relating to the protection of human health and the environment. We could incur substantial costs to maintain compliance with, and/or address liabilities arising under, these laws and regulations. We could become the subject of future enforcement or other legal proceedings, which could lead to damage claims, fines or criminal penalties if we are found to have liability under these laws and regulations. We also may be subject to requirements related to the investigation or remediation of substances or wastes released into the environment at properties owned or operated by us or our predecessors or at other properties where substances or wastes were sent for off-site treatment or disposal. These remediation requirements may be imposed without regard to fault, and liability for environmental remediation can be substantial.

To our knowledge, we have not been and are not the subject of any investigations relating to noncompliance with or liability under environmental laws and regulations. We maintain insurance coverage for third-party liability related to the storage tanks at our facilities, which consists of several separate insurance policies, each providing for at least $2.0 million per claim and $5.0 million in the aggregate.

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

Effective October 1, 2013, Health Choice entered into a contract with AHCCCS, Arizona’s Medicaid agency. The contract has an initial term of three years and includes two additional one-year renewal options that can be exercised at the discretion of AHCCCS. The contract is terminable without cause on 90 days written notice or for cause upon written notice if Health Choice fails to comply with any term or condition or fail to take corrective action as required to comply with the terms of the contract. AHCCCS can also terminate our contract upon unavailability of state or federal funding. If our existing contract with AHCCCS is terminated, our financial condition, cash flows and results of operations would be materially adversely affected. The contract allows Health Choice to serve Medicaid members in the following Arizona counties:

Apache, Coconino, Gila, Maricopa, Mohave, Navajo, Pima and Pinal. For the years ended September 30, 2014, 2013 and 2012, Health Choice’s contract with AHCCCS contributed 24.5%, 22.0% and 22.9%, respectively, to our consolidated total revenue.

In response to state budgetary issues in Arizona during recent years, AHCCCS worked to control its costs, through cuts in provider reimbursement and capitation premiums, targeted reductions in Medicaid eligible beneficiaries, the imposition of a tiered profit sharing plan and implementing a risk-based or severity-adjusted payment methodology for all health plans. Capitation rates for each health plan and geographic service area are adjusted annually based on the severity of treatment episodes experienced by each plan’s membership compared to the average over a specified 12-month period. Adjustments are calculated using diagnosis codes and procedural information from medical and pharmacy claims data, in addition to member demographic information. Each year, capitation rates are risk adjusted prospectively approximately six months into the contract year and then retroactively back to the start of the contract year. AHCCCS has implemented a tiered profit sharing plan, which is administered through an annual reconciliation process with all participating managed Medicaid health plans and will limit our net profit margins. If AHCCCS continues to reduce capitation premium rates, implements further eligibility restrictions or makes further alterations to the payment structure of its contracts, our results of operations and cash flows may be materially adversely affected.

Although Health Choice’s enrollment declined during recent years, in fiscal 2014, it experienced significant enrollment growth following the governor of Arizona’s 2013 signing into law the state’s expansion of its Medicaid program under the Health Reform Law, which includes increased eligibility for adults, children and pregnant women, and the restoration of eligibility to childless adults previously frozen. The expansion of the state’s Medicaid program under the Health Reform Law may result in the addition of approximately 350,000 people to its Medicaid rolls over the next few years. As described above, the Health Reform Law, which became effective on January 1, 2014, faced and may continue to face opposition from groups considering lawsuits to challenge the passage of the law. The law was also implemented with a roll back provision if the federally matched portion is reduced by 80% from its current levels. If additional changes to the Arizona Medicaid program are implemented, our revenue and earnings could be significantly impacted.

Further, while the Arizona legislature approved an expansion of Medicaid in 2013 which became effective on January 1, 2014, a lawsuit filed by several state lawmakers has challenged the legality of a provider fee assessed to all providers and used to help pay for Arizona’s Medicaid expansion. The suit was dismissed by the trial court, based on a finding that the plaintiffs did not have standing to sue; however, on December 31, 2014, the Arizona Supreme Court ruled that the plaintiffs in the case had standing to sue, and the case is now moving forward in the trial court. If the legality of the provider fee used to help fund Arizona’s Medicaid expansion is successfully challenged in court, this may result in the loss of certain funding for the state’s Medicaid program, which could potentially result in changes that restrict eligibility and increase the number of uninsured individuals and adversely affecting our operations in Arizona. In addition, if similar challenges are successful in other states, we may be similarly adversely affected by such challenges.

AHCCCS and the Medicaid agency in Utah, with the required approval of CMS, set the capitated rates received at Health Choice which subcontracts with physicians, hospitals and other healthcare providers to provide services to its enrollees. If Health Choice fails to manage healthcare costs effectively, these costs may exceed the payments it receives. Our medical loss ratio (medical claims expense as a percentage of premium revenue) for the years ended September 30, 2014, 2013 and 2012, was 84.2%, 84.1% and 83.1%, respectively. Relatively small changes in these medical loss ratios can create significant changes in the profitability of Health Choice. Many factors can cause actual healthcare costs to exceed the capitated rates Health Choice receives, including:

•	an inability to contract with cost-effective healthcare providers;

•	the increased cost of individual healthcare services and new drug therapies;

•	the type and number of individual healthcare services delivered; and

•	catastrophes, epidemics or other unforeseen occurrences.

Although Health Choice has been able to manage medical claims expense through a variety of initiatives, it may not continue to manage medical claims expense effectively. Any future growth in members increases the risk associated with managing health claims expense. If our medical claims expense increases, our financial condition or results of operations may be materially adversely affected.

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

Health Choice’s failure to successfully execute its growth strategy and expand its product lines, including its MSO services, may result in reduction or elimination of anticipated revenue or profitability and could have materially adverse consequences on our financial condition and results of operations.

We have sought to grow Health Choice’s business lines both in Arizona and beyond its core Arizona managed Medicaid operations. These growth initiatives include expansion of our service lines, expansion of our managed Medicaid business into other states, delivery of MSO services to third-party insurers and operation of accountable care networks in a manner that allows participating providers to engage in value- and risk-based contracts with such insurers.

Each of these growth strategies and expansion opportunities involves risks and there can be no assurance that we will successfully execute them. While Health Choice intends to pursue an expansion of its MSO and managed care solutions businesses, there can be no assurance that Health Choice will be successful in its efforts to diversify its client base, service offerings and geographic reach and compete successfully against other more established MSOs. For instance, in 2014, Health Choice Florida commenced operating as a MSO in the state of Florida, and employs approximately 90 employees located primarily in the Tampa area, providing managed care and administrative services for a large national insurer’s managed Medicaid plan members. Such service relationships, including Health Choice Florida’s existing arrangement with a large national insurer, customarily include rigorous performance standards applicable to the third party service provider and significant penalties associated with nonperformance, including termination rights of the service provider. If Health Choice does not meet these performance obligations and contractual penalties are imposed or termination rights are exercised as a result, this may result in an elimination or reduction in our anticipated revenue and profitability.

When we expand our core managed Medicaid business into new markets or service lines, we face competition with other managed Medicaid providers, many of whom may have incumbent relationships with state Medicaid agencies or who may be part of larger, more established regional or national insurance companies. Additionally, where Health Choice contracts with government agencies with respect to new business opportunities, there can be no assurance that such government programs will not be materially changed or that our contracts will be renewed and not be terminated, and as a result, we may not realize the benefits of these contracts. Furthermore, our development of accountable care networks involves significant challenges. These include efforts of other provider-based health systems to establish competing networks, recruit sufficient numbers of physicians into these networks, develop arrangements with sufficient payors, and effectively coordinate care and manage the health of various populations through these networks in a profitable manner. If we fail to execute successfully on any of these strategies, it will result in reduction or loss of anticipated revenue or profitability.

Our inability to effectively maintain and upgrade information technology systems used in our managed care operations, or the costs associated with such replacements and upgrades, could adversely affect our operations and financial results.

As with the healthcare information technology systems we use in our acute care operations, we invest heavily in our managed care information systems, and these systems evolve rapidly and are subject to extensive regulatory requirements. The replacement of any information technology system upon which we rely may be financially and administratively burdensome to us. Such replacements, upgrades and similar projects require modifications to our capital expenditure plans and constrain our ability to pursue other opportunities requiring significant capital and management resources. Additionally, such upgrades may be time consuming and complex from an administrative standpoint. If our implementation of a replacement technology system is inefficient, delayed or ineffective, we may experience disruptions or delays in our day-to-day administrative and care management processes, experience errors related to sharing of patient care information and declines in member, provider and/or employee satisfaction. Because the healthcare information technology business, regulatory requirements and the needs of our healthcare providers and health plan members continuously evolve, we cannot assure you that we will not incur such financial and administrative difficulties, which may have an adverse effect on our business, financial condition and results of operations.

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

State governments have experienced tight budgetary conditions within their Medicaid programs due to difficult macroeconomic conditions and increases in the Medicaid eligible population. We anticipate this will require government agencies with which we contract to find funding alternatives, which may cause reductions in funding. If any state in which Health Choice operates were to decrease premiums paid to Health Choice, or pay Health Choice less than the amount to keep pace with its cost trends, it could have a material adverse effect on Health Choice’s revenues and results of operations. Economic conditions affecting state governments and agencies could also result in delays in receiving premium payments. If there is a significant delay in Health Choice’s receipt of premiums to pay health benefit costs, it could have a material adverse effect on our results of operations, cash flows and liquidity.

At both the federal and state government levels, legislative and regulatory proposals have been made related to, or potentially affecting, the health care industry, including but not limited to limitations on managed care organizations, including benefit mandates, and reform of the Medicaid and Medicare programs. Any such legislative or regulatory action, including benefit mandates or reform of the Medicaid and Medicare programs, could have the effect of reducing the premiums paid to us by governmental programs, increasing our medical and administrative costs or requiring us to materially alter the manner in which we operate. We are unable to predict the specific content of any future legislation, action or regulation that may be enacted or when any such future legislation or regulation will be adopted. Therefore, we cannot predict accurately the effect or ramifications of such future legislation, action or regulation on our managed care business.

The Medicare program has been the subject of recent regulatory reform initiatives, including the Health Reform Law. Effective in 2012, the Health Reform Law tied a portion of each Medicare Advantage plan’s reimbursement to the plan’s “star rating” by CMS, with those plans receiving a rating of three or more stars eligible for quality-based bonus payments. The star rating system considers various measures adopted by CMS, including quality of care, preventative services, chronic illness management and customer satisfaction. Beginning in 2015, plans must have a minimum of a “three star” rating to retain its contract with CMS and must have a star rating of four or higher to qualify for bonus payments. While Health Choice currently has a “three star” rating, if it does not maintain its star rating, its plan may be terminated, and if it does not continue to improve its star rating, it may not be eligible for full-level quality bonuses, which could adversely affect the benefits its plans offer, reduce our customer base, reduce profit margins or eliminate one or more of its plans all together.

Medicare has implemented a Hierarchical Condition Categories model to adjust capitation payments to private Medicare Advantage healthcare plans for the health expenditure risk of their beneficiaries. The CMS Risk Adjustment Model measures the disease burden which is correlated to diagnosis codes dependent upon clinical documentation and claims files. Each year CMS re-calibrates its model, pressuring acuity adjustment payments. If Health Choice does not maintain or continue to improve the effectiveness with which its provider delivery system codes the acuity of its patients, its financial performance could be adversely affected.

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

Managed care organizations have been the subject of federal and state investigations, and we may become subject to additional investigations that could cause significant liabilities or penalties to us.

Our managed care business is extensively regulated by the federal government and the states in which we operate. The laws and regulations governing our managed care operations are generally intended to benefit and protect health plan members and providers rather than stockholders and creditors. The government agencies administering these laws and regulations have broad latitude to enforce them. These laws and regulations, along with the terms of our government contracts, regulate how we do business, what services we offer, and how we interact with our members, providers and the public. Any violation by us of applicable laws or regulations could reduce our revenues and profitability, thereby having a material adverse effect on our financial condition and results of operations.

We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our managed care business. The following are examples of types of potential litigation and regulatory investigations we face:

•	claims by government agencies relating to compliance with laws and regulations;

•	claims relating to sales practices;

•	claims relating to the methodologies for calculating premiums;

•	claims relating to the denial or delay of health care benefit payments;

•	claims relating to claims payments and procedures;

•	claims relating to provider marketing;

•	claims by providers for network termination or exclusion;

•	anti-kickback claims;

•	medical malpractice or negligence actions based on our medical necessity decisions or brought against us on the theory that we are liable for our providers’ malpractice or negligence;

•	allegations of anti-competitive and unfair business activities;

•	provider disputes over compensation and termination of provider contracts;

•	allegations of discrimination;

•	allegations of breaches of duties;

•	claims relating to inadequate or incorrect disclosure or accounting in our public filings;

•	allegations of agent misconduct;

•	claims related to deceptive trade practices; and

•	claims relating to audits and contract performance.

As we contract with various governmental agencies to provide managed health care services, we are subject to various reviews, audits and investigations to verify our compliance with the contracts and applicable laws and regulations. Any adverse review, audit, investigation or result from litigation could result in:

•	loss of our right to participate in government-sponsored programs, including Medicaid and Medicare;

•	forfeiture or recoupment of amounts we have been paid pursuant to our government contracts;

•	imposition of significant civil or criminal penalties, fines or other sanctions on us and/or our key associates;

•	reduction or limitation of our membership;

•	damage to our reputation in various markets;

•	increased difficulty in marketing our products and services;

•	restrictions on acquisitions or dispositions;

•	suspension or loss of one or more of our licenses to act as an insurer, health maintenance organization (“HMO”) or third-party administrator or to otherwise provide a service; and

•	an event of default under our debt agreements.

        In particular, because we receive payments from federal and state governmental agencies, we are subject to various laws commonly referred to as “fraud and abuse” laws, including the FCA, which permit agencies and enforcement authorities to institute suit against us for violations and, in some cases, to seek treble damages, penalties and assessments. Many states, including states where we currently operate, have enacted parallel legislation. Liability under such federal and state statutes and regulations may arise if we know, or it is found that we should have known, that information we provide to form the basis for a claim for government payment is false or fraudulent.

Some courts have permitted FCA suits to proceed if the claimant was out of compliance with program requirements. Liability for such matters could have a material adverse effect on our financial position, results of operations and cash flows. Qui tam actions under federal and state law can be brought by any individual on behalf of the government. Qui tam actions have increased significantly in recent years, causing greater numbers of health care companies to defend false claim actions, pay fines or be excluded from Medicare, Medicaid or other state or federal health care programs as a result of investigations arising out of such actions. Qui tam actions may have been filed against of us of which we are presently unaware, or qui tam actions may be filed against us in the future.

Health Choice’s medical membership remains concentrated in certain geographic areas and governmental health plan offerings, exposing us to unfavorable changes in local economic and governmental conditions.

Despite its recent expansion into new service lines and geographic markets, including management and administrative services, the formation of a Utah managed Medicaid plan, the launch of an Arizona Exchange plan, and provider networking on behalf of our acute care operations in certain markets, Health Choice’s core business remains its Arizona managed Medicaid plan, which as of January 1, 2015 served 209,700 members. Health Choice maintains this business subject to its contract with AHCCCS, the current version of which became effective October 1, 2013, and has a term of three years, subject to two one-year renewal terms at the option of AHCCCS. Health Choice’s continued maintenance of its managed Medicaid business in Arizona depends upon its ability to meet its contractual obligations under its governmental contracts, and win awards for new such contracts during the state’s periodic procurement or request for proposal (“RFP”) process. These RFP processes typically involve intense competition with local and national managed care payors, many of whom have varying operational and greater financial resources than Health Choice. There can be no assurance that Health Choice’s managed Medicaid business will continue to perform effectively in this competitive landscape or continue to be awarded Arizona state contracts during future RFP cycles.

Unfavorable changes in healthcare or other benefit costs or reimbursement rates or increased competition in those geographic areas where Health Choice’s membership is concentrated could have a disproportionately adverse effect on our operating results. Health Choice’s membership has been and may continue to be affected by unfavorable general economic and state budgetary conditions, which in recent years have involved challenges such as capitation rate cuts by the state of Arizona and a tightening of eligibility requirements for Medicaid coverage, including past reductions in Medicaid coverage for childless adults.

If Medicaid programs, including the state of Arizona through its AHCCCS program, fail to provide supplemental payments to Health Choice for new or experimental drugs that physicians and consumers deem medically necessary, then Health Choice’s pharmaceutical costs and medical loss ratio may increase, and Health Choice’s profitability may decrease.

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

A substantial majority of the revenue Health Choice receives is used to pay the costs of healthcare services or supplies delivered to our members. The total healthcare costs it incurs are affected by the number and type of individual services provided and the cost of each service. Our future profitability will depend, in part, on Health Choice’s ability to accurately predict healthcare costs and to control future healthcare utilization and costs through, utilization management, product design and negotiation of favorable physician provider, hospital and pharmacy contracts. Periodic renegotiations of healthcare provider contracts, coupled with continued consolidation of physician, hospital and other provider groups, may cause increased healthcare costs or limit our ability to negotiate favorable rates. Changes in utilization rates, demographic characteristics, the regulatory environment, healthcare practices, inflation, new technologies, new high cost drug therapies, clusters of high-cost cases, continued consolidation of physician, hospital and other provider groups and numerous other factors affecting healthcare costs may negatively impact our ability to predict and control healthcare costs and, thereby materially adversely affecting our financial condition, results of operations and cash flows. In addition, a large scale public health epidemic, such as the avian flu or Ebola, could affect our ability to control healthcare costs.

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

Risks related to capital structure

Servicing our indebtedness requires a significant amount of cash. Our ability to generate sufficient cash depends on numerous factors beyond our control, and we may not generate sufficient cash flow to service our debt obligations, including making payments on our 8.375% Senior Notes and Senior Secured Credit Facilities.

As of September 30, 2014, we have outstanding $850.0 million in aggregate principal amount of 8.375% senior notes due 2019 (“Senior Notes”), which mature on May 15, 2019. We also have entered into our senior secured credit facilities, which include (1) amounts outstanding under our senior secured term loan of $989.4 million, maturing May 2018 and (2) a senior secured revolving credit facility of $300.0 million maturing in 2016, of which up to $150.0 million may be utilized for issuing letters of credit (together, the “Senior Secured Credit Facilities”). Our ability to borrow funds under our revolving credit facility is subject to the financial viability of the participating financial institutions. If any of our creditors were to suffer financial difficulties, or if the credit markets deteriorated, our ability to access funds under our revolving credit facility could be limited.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowing will be available to us under our Senior Secured Credit Facilities in an amount sufficient to enable us to pay the principal and interest on our indebtedness, including the Senior Notes and term loan, or to fund our other liquidity needs. Our ability to fund these payments is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control. We may need to refinance all or a portion of our indebtedness, including the Senior Notes and term loan, by maturity. We cannot assure you we can refinance any of our indebtedness, on commercially reasonable terms or otherwise. In addition, the terms of existing or future debt agreements, including the amended and restated credit agreement governing the Senior Secured Credit Facilities and the indenture governing the Senior Notes, may restrict us from affecting any of these alternatives.

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

We have significant indebtedness. As of September 30, 2014, we had $1.85 billion of indebtedness outstanding, besides availability under the revolving credit portion of our Senior Secured Credit Facilities. Our substantial amount of indebtedness could have significant consequences on our financial condition and results of operations. It could:

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

Subject to the restrictions in our Senior Secured Credit Facilities and the indenture governing the Senior Notes, we, including our subsidiaries, may incur significant additional indebtedness. As of September 30, 2014:

•	we had $850.0 million of senior unsecured indebtedness under the Senior Notes;

•	we had $989.4 million of senior secured debt outstanding under our Senior Secured Credit Facilities; and

•	subject to compliance with customary conditions, we had available to us $219.0 million (after consideration of outstanding letters of credit totaling $81.0 million under our revolving credit facility) under the revolving credit portion of our Senior Secured Credit Facilities, which, if borrowed, would be senior secured indebtedness.

Although our Senior Secured Credit Facilities and the indenture governing the Senior Notes, contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to several important exceptions, and indebtedness incurred in compliance with these restrictions could be substantial. If we and our subsidiaries incur significant additional indebtedness, the related risks we face could increase.

Our indebtedness may restrict our current and future operations, which could adversely affect our ability to respond to changes in our business and to manage our operations.

Agreements governing our indebtedness and the indenture governing the Senior Notes contain, and any future indebtedness may contain, several restrictive covenants that impose significant operating and financial restrictions on us and our subsidiaries, including restrictions on our or our subsidiaries’ ability to:

•	incur additional indebtedness or issue disqualified stock or preferred stock;

•	pay dividends or make other distributions on, redeem or repurchase our capital stock;

•	sell certain assets;

•	make certain loans and investments;

•	enter into certain transactions with affiliates;

•	incur liens on certain assets to secure debt;

•	pay dividends or make payments or distributions to us and our subsidiaries; or

•	consolidate, merge or sell all or substantially all of our assets.

Our ability to comply with these agreements may be affected by events beyond our control, including prevailing economic, financial and industry conditions. These covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, mergers and acquisitions or other corporate opportunities. The breach of any of these restrictions could cause a default under the indenture governing the Senior Notes or under our Senior Secured Credit Facilities.

An increase in interest rates would increase the cost of servicing our debt and could reduce our profitability.

Borrowings under our Senior Secured Credit Facilities bear interest at variable rates. Interest rate changes could affect our interest payments, and our future earnings and cash flows, assuming other factors are held constant. We have, and may, enter into interest rate hedging instruments to reduce our exposure to interest rate volatility; however, any hedging instruments we enter into may not fully mitigate our interest rate risk. An increase in interest rates, whether because of an increase in market interest rates or an increase in our own cost of borrowing, would increase the cost of servicing our debt and could materially reduce our profitability.

Our failure by us or our subsidiaries to comply with the agreements relating to our outstanding indebtedness, including because of events beyond our control, could cause an event of default that could materially and adversely affect our results of operations and our financial condition.

If we or our subsidiaries defaulted under any of the agreements relating to our outstanding indebtedness, the holders of the defaulted debt could cause all amounts outstanding regarding that debt to be due immediately. Upon acceleration of certain of our other indebtedness, holders of the Senior Notes could declare all amounts outstanding under the Senior Notes immediately due and payable. We cannot assure you that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default. Further, if we cannot repay, refinance or restructure our secured debt, the holders of such debt could proceed against the collateral securing that indebtedness. In addition, any event of default or declaration of acceleration under one debt instrument could also result in an event of default under one or more of our other debt instruments. In addition, counterparties to some of our contracts material to our business may amend or terminate those contracts if we have an event of default or a declaration of acceleration under certain of our indebtedness, which could adversely affect our business, financial condition or results of operations.

We are controlled by our principal equity sponsors.

We are controlled by our principal equity sponsors who can control our financial related policies and decisions. Our principal equity sponsors could cause us to enter into transactions that, in their judgment, could enhance their equity investment, even though such transactions might reduce our cash flows or capital reserves. So long as our principal equity sponsors continue to own a significant amount of our equity interests, they will continue to strongly influence and control the decisions related to our company. Our principal equity sponsors may from time to time acquire and hold interests in businesses that compete directly or indirectly with us and, therefore, have interests that may conflict with the interests of our company.

Item 6. Exhibits

(a)	List of Exhibits:

Exhibits: See the Index to Exhibits at the end of this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IASIS HEALTHCARE LLC

Date: February 12, 2015	By:	/s/ John M. Doyle
John M. Doyle
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from our quarterly report on Form 10-Q for the quarter ended December 31, 2014, filed with the SEC on February 12, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated balance sheets at December 31, 2014 and September 30, 2014, (ii) the condensed consolidated statements of operations for the quarters ended December 31, 2014 and 2013, (iii) the condensed consolidated statements of comprehensive income (loss) for the quarters ended December 31, 2014 and 2013, (iv) the condensed consolidated statement of equity, (v) the condensed consolidated statements of cash flows for the quarters ended December 31, 2014 and 2013, and (vi) the notes to the condensed consolidated financial statements (tagged as blocks of text). (1)

(1)	The XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.