Form 10-Q/A
period 2014-06-30
IASIS Healthcare LLC
filed 2015-05-15
CIK 1294632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

IASIS Healthcare LLC (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A (this “Amendment”) to restate and amend the Company’s previously issued condensed consolidated financial statements and related financial information for the quarter and nine months ended June 30, 2014 previously included in its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 (the “Original Filing”), which was previously filed with the Securities and Exchange Commission (“SEC”) on August 14, 2014 (the “Original Filing Date”). This Amendment also amends certain other items in the Original Filing as listed in “Items Amended in this Form 10-Q/A” below. In addition, concurrently with filing this Amendment, we are filing an amendment to our annual report on Form 10-K for the year ended September 30, 2014 and an amendment to our quarterly report on Form 10-Q for the quarter ended December 31, 2014, to restate and amend the Company’s previously issued audited consolidated financial statements and related financial information for the year ended September 30, 2014, and previously issued unaudited condensed consolidated financial statements and related financial information for the quarter ended December 31, 2014, respectively, and to amend certain other items within those reports.

Background

On April 13, 2015, the Audit Committee of our Board of Directors (the “Audit Committee”), after discussion with Company management and Ernst & Young LLP, our independent registered public accounting firm, determined that the following financial statements previously filed with the SEC should no longer be relied upon: (1) the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2014; and (2) the unaudited condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q for the quarter and nine months ended June 30, 2014 and for the quarter ended December 31, 2014.

This determination occurred after Company management, through an internal review of the program settlement process described below, identified certain errors made by a former managed care division finance employee. The errors relate to the program settlement process for the Company’s largest managed Medicaid plan under the related state contract. This program settlement process reconciles estimated amounts due to or from the state based on the actual premium revenue and medical costs and contractually mandated limits on profits and losses. Although estimates of future program settlement amounts are recorded in current periods, the program settlement process typically occurs in the 18 months post-plan year, when actual (rather than projected) claims and member eligibility data become available and a net settlement amount is either due to or from the state. Accordingly, the errors did not involve any cash payments, and the Company’s cash position is not affected, as actual final program settlements are not paid until the end of this reconciliation process.

For the quarter and nine months ended June 30, 2014, the correction of this error decreases the Company’s consolidated net revenue and pre-tax earnings by approximately $21.8 million in each period relative to the amounts reported in the Original Filing, a decrease of 3.2% and 1.1%, respectively, relative to such amounts for the quarter and nine months ended June 30, 2014 reported in the Original Filing. Please refer to Note 1A—“Restatement of Previously Issued Condensed Consolidated Financial Statements” included in our condensed consolidated financial statements and notes thereto in this Amendment for more information regarding correction of this error.

Along with restating our financial statements to correct the error discussed above, we are making adjustments for certain previously identified immaterial accounting errors with respect to the quarter and nine months ended June 30, 2014. When these financial statements were originally issued, we assessed the impact of these unrecorded adjustments and concluded that they were not material individually or in the aggregate to our financial statements for the quarter and nine months ended June 30, 2014, or any other period. However, in conjunction with the restatement, we have determined that it would be appropriate within this Amendment to record all such previously unrecorded adjustments for the quarter and nine months ended June 30, 2014. Please refer to Note 1A—“Restatement of Previously Issued Condensed Consolidated Financial Statements” included in our condensed consolidated financial statements and notes thereto in this Amendment for more information regarding the impact of these adjustments.

In addition, our unaudited condensed consolidated financial statements for the quarter and nine months ended June 30, 2014, and 2013, respectively, have been retrospectively revised to reflect the operating results and cash flows of the Nevada operations as discontinued operations. On September 26, 2014, the Company approved and committed to a plan to dispose of its Nevada operations, which included one hospital in the Las Vegas area and all related physician operations. The sale of the Company’s Nevada operations closed on January 22, 2015. Please see Note 1 to our unaudited condensed consolidated financial statements appearing under “Item 1 – Financial Statements” of this report for additional related disclosures.

Because these revisions are treated as corrections of errors to our prior period financial results, the revisions are considered to be a “restatement” under U.S. generally accepted accounting principles. Accordingly, the revised financial information for the quarter and nine months ended June 30, 2014, included in this Amendment has been identified as “restated”.

Internal Controls

Our management has determined that there was a deficiency in our internal control over financial reporting that constitutes a material weakness, as defined by SEC regulations, as discussed in Item 4 of this Amendment.

i

Items Amended in this Form 10-Q/A

For the convenience of the reader, this Amendment amends and restates the Original Filing. However, only the following items in the Original Filing have been amended as a result of, and to reflect, the restatement and adjustments described above:

•	Part I, Item 1 – Financial Statements

•	Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I, Item 4 – Controls and Procedures

In accordance with applicable SEC rules, this Amendment includes new certifications required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended, from our chief executive officer and chief financial officer dated as of the date of this Amendment.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the Original Filing Date and we have not updated the disclosures contained in the Original Filing to reflect any events that occurred after the Original Filing Date, other than those associated with the restatement and adjustments described above. Other events occurring after the Original Filing Date or other information necessary to reflect subsequent events have been disclosed in reports filed with the SEC subsequent to the Original Filing, including any amendments to those reports.

ii

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	June 30, 2014	September 30, 2013
	Restated (Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$317,643	$438,131
Accounts receivable, net	336,649	371,006
Inventories	58,282	57,781
Deferred income taxes	14,691	26,096
Prepaid expenses and other current assets	184,929	126,412
Assets held for sale	—	119,141

Total current assets	912,194	1,138,567

Property and equipment, net	844,032	833,169
Goodwill	815,585	816,410
Other intangible assets, net	23,497	25,957
Other assets, net	60,445	66,162

Total assets	$2,655,753	$2,880,265

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$119,355	$129,542
Salaries and benefits payable	53,295	62,884
Accrued interest payable	9,682	27,519
Medical claims payable	69,108	57,514
Other accrued expenses and current liabilities	76,847	92,553
Current portion of long-term debt, capital leases and other obligations	13,180	13,221
Advancement on divestiture	—	144,803
Liabilities held for sale	—	3,208

Total current liabilities	341,467	531,244

Long-term debt, capital leases and other obligations	1,843,788	1,852,822
Deferred income taxes	114,677	115,592
Other long-term liabilities	117,482	123,120
Non-controlling interests with redemption rights	108,325	105,464

Equity
Member’s equity	120,306	142,262
Non-controlling interests	9,708	9,761

Total equity	130,014	152,023

Total liabilities and equity	$2,655,753	$2,880,265

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands)

	Quarter Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	Restated		Restated
Revenues
Acute care revenue before provision for bad debts	$531,380	$518,142	$1,613,457	$1,533,490
Less: Provision for bad debts	(77,130)	(81,710)	(260,249)	(233,456)

Acute care revenue	454,250	436,432	1,353,208	1,300,034
Premium revenue	178,498	139,804	503,212	422,059

Total revenue	632,748	576,236	1,856,420	1,722,093

Costs and expenses
Salaries and benefits (includes stock-based compensation of $5,679, $947, $10,033 and $2,946, respectively)	221,446	207,622	664,453	634,229
Supplies	75,104	73,865	227,415	224,379
Medical claims	165,943	116,640	436,754	348,556
Rentals and leases	18,198	13,356	54,444	38,968
Other operating expenses	110,337	102,713	311,586	298,427
Medicare and Medicaid EHR incentives	(2,940)	(4,827)	(9,294)	(9,884)
Interest expense, net	32,267	32,770	98,300	99,986
Depreciation and amortization	23,422	23,862	70,648	70,645
Management fees	1,250	1,250	3,750	3,750

Total costs and expenses	645,027	567,251	1,858,056	1,709,056

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(12,279)	8,985	(1,636)	13,037
Gain on disposal of assets, net	2,102	478	2,868	645

Earnings (loss) from continuing operations before income taxes	(10,177)	9,463	1,232	13,682
Income tax expense	1,138	4,037	7,387	6,402

Net (loss) earnings from continuing operations	(11,315)	5,426	(6,155)	7,280
Earnings (loss) from discontinued operations, net of income taxes	(6,199)	(331)	(5,786)	2,761

Net earnings (loss)	(17,514)	5,095	(11,941)	10,041
Net earnings attributable to non-controlling interests	(2,453)	(1,941)	(8,857)	(3,189)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(19,967)	$3,154	$(20,798)	$6,852

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In Thousands)

	Quarter Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	Restated		Restated
Net earnings (loss)	$(17,514)	$5,095	$(11,941)	$10,041
Other comprehensive income
Change in fair value of highly effective interest rate hedges	201	1,753	1,179	1,643

Other comprehensive income before income taxes	201	1,753	1,179	1,643
Change in income tax expense	(75)	(651)	(438)	(611)

Other comprehensive income, net of income taxes	126	1,102	741	1,032

Comprehensive income (loss)	(17,388)	6,197	(11,200)	11,073
Net earnings attributable to non-controlling interests	(2,453)	(1,941)	(8,857)	(3,189)

Comprehensive income (loss) attributable to IASIS Healthcare LLC	$(19,841)	$4,256	$(20,057)	$7,884

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

(In Thousands)

	Non-controlling Interests with Redemption Rights	Member’s Equity	Non-controlling Interests	Total Equity
		Restated		Restated
Balance at October 1, 2013	$105,464	$142,262	$9,761	152,023
Net earnings (loss)	8,851	(20,798)	6	(20,792)
Distributions to non-controlling interests	(13,163)	—	(59)	(59)
Repurchase of non-controlling interests	(600)	—	—	—
Stock-based compensation	—	10,033	—	10,033
Other comprehensive income	—	741	—	741
Redemption of shares for payroll tax withholding requirements	—	(1,838)	—	(1,838)
Acquisition related adjustments to redemption value of non-controlling interests with redemption rights	235	—	—	—
Other	(2,530)	(31)	—	(31)
Tax benefit from parent company	—	5	—	5
Adjustment to redemption value of non-controlling interests with redemption rights	10,068	(10,068)	—	(10,068)

Balance at June 30, 2014	$108,325	$120,306	$9,708	$130,014

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	Nine Months Ended June 30,
	2014	2013
	Restated
Cash flows from operating activities
Net earnings (loss)	$(11,941)	$10,041
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	70,648	70,645
Amortization of loan costs	5,559	5,510
Amortization of deferred gain on sale-leaseback transaction	(1,872)	—
Change in physician minimum revenue guarantees	2,177	2,629
Stock-based compensation	10,033	2,946
Deferred income taxes	(1,015)	11,897
Income tax benefit from stock-based compensation	—	16
Income tax benefit from parent company	5	103
Gain on disposal of assets, net	(2,868)	(645)
Loss (earnings) from discontinued operations, net	5,786	(2,761)
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	(6,792)	(20,531)
Inventories, prepaid expenses and other current assets	(53,406)	(23,380)
Accounts payable, other accrued expenses and other accrued liabilities	10,552	(54,892)
Income taxes and other transaction costs payable related to sale-leaseback of real estate	(22,270)	—

Net cash provided by operating activities — continuing operations	4,596	1,578
Net cash provided by (used in) operating activities — discontinued operations	(15,140)	11,346

Net cash provided by (used in) operating activities	(10,544)	12,924

Cash flows from investing activities
Purchases of property and equipment	(76,084)	(78,532)
Cash received (paid) for acquisitions, net	(1,038)	3,584
Proceeds from sale of assets	1,508	79
Change in other assets, net	(219)	(2,445)
Other, net	(3,025)	—

Net cash used in investing activities — continuing operations	(78,858)	(77,314)
Net cash used in investing activities — discontinued operations	(5,242)	(5,173)

Net cash used in investing activities	(84,100)	(82,487)

Cash flows from financing activities
Payment of long-term debt, capital leases and other obligations	(10,084)	(102,155)
Proceeds from revolving credit facilities	—	147,000
Debt financing costs incurred	—	(1,024)
Distributions to non-controlling interests	(13,222)	(5,504)
Cash received for the sale of non-controlling interests	—	849
Cash paid for the repurchase of non-controlling interests	(600)	(1,018)
Other	(1,838)	—

Net cash provided by (used in) financing activities — continuing operations	(25,744)	38,148
Net cash provided by (used in) financing activities — discontinued operations	(100)	389

Net cash provided by (used in) financing activities	(25,844)	38,537

Change in cash and cash equivalents	(120,488)	(31,026)
Cash and cash equivalents at beginning of period	438,131	48,882

Cash and cash equivalents at end of period	$317,643	$17,856

Supplemental disclosure of cash flow information:
Cash paid for interest	$111,152	$112,789

Cash paid for income taxes, net	$39,030	$2,122

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

IASIS owns and operates acute care hospitals primarily located in high-growth urban and suburban markets. At June 30, 2014, the Company owned or leased 15 acute care hospital facilities and one behavioral health hospital included in continuing operations, with a total of 3,601 licensed beds, several outpatient service facilities and more than 135 physician clinics. The Company operates in various regions, including:

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

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

General and Administrative (Restated)

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company include the IASIS corporate office costs (excluding stock-based compensation costs), which were $11.5 million and $9.7 million for the quarters ended June 30, 2014 and 2013, respectively, and $39.9 million and $27.5 million for the nine months ended June 30, 2014 and 2013, respectively.

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

Stock-Based Compensation (Restated)

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

On October 18, 2013, IAS distributed $115.0 million in a cash dividend to its common stockholders. In connection with this shareholder distribution, the board of directors of IAS authorized management to modify the exercise price of all outstanding stock options to provide protection against the dilutive impact of the common stock dividend on the outstanding options’ intrinsic value. On January 23, 2014, the Company reduced the exercise price for each grant by $7.86 per option. Accordingly, as a result of the modification, an additional $4.0 million of stock-based compensation was recognized in the second quarter of fiscal 2014.

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

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cash and cash equivalents, accounts receivable, inventories, prepaid and other current assets, accounts payable, salaries payable, accrued interest, medical claims payable, and other accrued expenses and other current liabilities are reflected in the accompanying unaudited condensed consolidated financial statements at amounts that approximate fair value because of the short-term nature of these instruments. The fair value of the Company’s capital leases and other long-term financing obligations also approximate carrying value as they bear interest at current market rates. The estimated fair values of the Company’s 8.375% senior notes due 2019 (the “Senior Notes”) and senior secured term loan facility were based upon quoted market prices at that date and are categorized as Level 2 within the fair value hierarchy.

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

Discontinued Operations

The following table provides the components of discontinued operations (in thousands):

	Quarter Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Acute care revenue less provision for bad debts	$14,223	$74,009	$37,097	$222,264
Earnings (loss) before income taxes	(9,484)	(1,192)	(8,431)	4,862
Income tax benefit (expense) from discontinued operations	3,285	861	2,645	(2,101)

Earnings (loss) from discontinued operations, net of income tax	$(6,199)	$(331)	$(5,786)	$2,761

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

On September 26, 2014, the Company approved and committed to a plan to dispose of its Nevada operations, which included one hospital in the Las Vegas area and all related physician operations. The sale of the Company’s Nevada operations closed January 22, 2015. In connection with the Company’s restatement described in Note 1A, the Company’s Nevada operations have been reclassified herein as discontinued operations, and the operating results and cash flows of the Nevada operations have been retrospectively reported as discontinued operations for all periods presented in this Form 10-Q/A.

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

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

1A. RESTATEMENT OF PREVIOUSLY ISSUED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has restated its condensed consolidated financial statements for the quarter and nine months ended June 30, 2014. The determination to restate the Company’s condensed consolidated financial statements occurred after Company management, through an internal review of the program settlement process described below identified certain errors made by a former managed care division finance employee. Subject to restatement is the Company’s condensed consolidated balance sheet as of June 30, 2014, and the related condensed consolidated statements of operations, comprehensive income (loss), equity and cash flows for the quarter and nine months ended June 30, 2014 and affected footnotes. This restatement corrects errors for the quarter and nine months ended June 30, 2014 in the accounting for estimated program settlement amounts (the “program settlements”) for one of the Company’s managed Medicaid plans, and corrects certain other errors determined to be immaterial individually and in the aggregate to the condensed consolidated financial statements.

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Estimates of future program settlements are calculated and recorded based on projected and known medical claims and member eligibility. The program settlement process typically occurs in the 18 months post-plan year, when actual (rather than projected) medical claims and member eligibility information is fully available and a net settlement amount is either due to or from the state. In the third quarter of fiscal 2014, the Company’s revenue and receivables associated with these program settlements were overstated and other accrued expenses and other current liabilities were understated. These errors did not involve any cash payments, as actual final program settlements are not paid until the end of the reconciliation process.

The impact of the correction of errors on the affected line items of the Company’s consolidated balance sheet as of June 30, 2014 and the consolidated statements of operations, cash flows and comprehensive income (loss) for the quarter and nine months ended June 30, 2014 is set forth below (in thousands):

Consolidated Balance Sheet

as of June 30, 2014

	As Previously Reported	Adjustments	As Restated
Deferred income taxes, current assets	$15,491	$(800)	$14,691
Prepaid expenses and other current assets	181,224	3,705	184,929
Total current assets	909,289	2,905	912,194
Property and equipment, net	843,138	894	844,032
Total assets	2,651,954	3,799	2,655,753
Other accrued expenses and other current liabilities	61,308	15,539	76,847
Total current liabilities	325,928	15,539	341,467
Deferred income taxes, noncurrent liabilities	114,460	217	114,677
Member’s equity	132,263	(11,957)	120,306
Total equity	141,971	(11,957)	130,014
Total liabilities and equity	2,651,954	3,799	2,655,753

Our unaudited condensed consolidated financial statements for the quarter and nine months ended June 30, 2014 and 2013, have been retrospectively revised to reflect the operating results and cash flows of the Nevada operations as discontinued operations. On September 26, 2014, the Company approved and committed to a plan to dispose of its Nevada operations, which included one hospital in the Las Vegas area and all related physician operations. The sale of the Company’s Nevada operations closed January 22, 2015. Please see Note 1 to our unaudited condensed consolidated financial statements for additional related disclosures.

Consolidated Statement of Operations

for the Quarter Ended June 30, 2014

	As Previously Reported, Revised for Discontinued Operations	Adjustments	As Restated
Premium revenue	$200,281	$(21,783)	$178,498
Total revenue	654,531	(21,783)	632,748
Salaries and benefits	222,542	(1,096)	221,446
Depreciation and amortization	22,546	876	23,422
Total costs and expenses	645,247	(220)	645,027
Earnings (loss) from continuing operations before gain on disposal of assets, net	9,284	(21,563)	(12,279)
Gain on disposal of assets, net	332	1,770	2,102
Earnings (loss) from continuing operations before income taxes	9,616	(19,793)	(10,177)
Income tax expense	7,784	(6,646)	1,138
Net earnings (loss) from continuing operations	1,832	(13,147)	(11,315)
Net loss	(4,324)	(13,190)	(17,514)
Net loss attributable to IASIS Healthcare LLC	(6,777)	(13,190)	(19,967)

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statement of Operations

for the Nine Months Ended June 30, 2014

	As Previously Reported, Revised for Discontinued Operations	Adjustments	As Restated
Premium revenue	$524,995	$(21,783)	$503,212
Total revenue	1,878,203	(21,783)	1,856,420
Salaries and benefits	665,549	(1,096)	664,453
Depreciation and amortization	69,772	876	70,648
Total costs and expenses	1,858,276	(220)	1,858,056
Earnings (loss) from continuing operations before gain on disposal of assets, net	19,927	(21,563)	(1,636)
Gain on disposal of assets, net	1,098	1,770	2,868
Earnings from continuing operations before income taxes	21,025	(19,793)	1,232
Income tax expense	14,033	(6,646)	7,387
Net earnings (loss) from continuing operations	6,992	(13,147)	(6,155)
Net earnings (loss)	1,249	(13,190)	(11,941)
Net loss attributable to IASIS Healthcare LLC	(7,608)	(13,190)	(20,798)

Consolidated Statement of Comprehensive Loss

for the Quarter Ended June 30, 2014

	As Previously Reported, Revised for Discontinued Operations	Adjustments	As Restated
Net loss	$(4,324)	$(13,190)	$(17,514)
Comprehensive loss	(4,198)	(13,190)	(17,388)
Comprehensive loss attributable to IASIS Healthcare LLC	(6,651)	(13,190)	(19,841)

Consolidated Statement of Comprehensive Loss

for the Nine Months Ended June 30, 2014

	As Previously Reported, Revised for Discontinued Operations	Adjustments	As Restated
Net earnings (loss)	$1,249	$(13,190)	$(11,941)
Comprehensive income (loss)	1,990	(13,190)	(11,200)
Comprehensive loss attributable to IASIS Healthcare LLC	(6,967)	(13,190)	(20,057)

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statement of Cash Flows

for the Nine Months Ended June 30, 2014

	As Previously Reported, Revised for Discontinued Operations	Adjustments	As Restated
Net earnings (loss)	$1,249	$(13,190)	$(11,941)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	69,772	876	70,648
Stock-based compensation	8,796	1,237	10,033
Deferred income taxes	(2,168)	1,153	(1,015)
Income tax benefit from parent	9	(4)	5
Gain on disposal of assets, net	(1,098)	(1,770)	(2,868)
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions
Inventories, prepaid expenses and other current assets	(42,611)	(10,795)	(53,406)
Accounts payable, other accrued expenses and other accrued liabilities	(11,941)	22,493	10,552

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

	Quarter Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Medicare	20.5%	21.1%	20.8%	21.5%
Managed Medicare	10.5%	10.6%	10.6%	10.5%
Medicaid and managed Medicaid	12.8%	10.8%	12.2%	11.3%
Managed care and other	42.6%	39.6%	41.7%	39.3%
Self-pay	13.6%	17.9%	14.7%	17.4%

Total	100.0%	100.0%	100.0%	100.0%

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

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

At June 30, 2014 and September 30, 2013, the Company’s net self-pay receivables, including amounts due from uninsured patients and co-payment and deductible amounts due from insured patients, were $293.7 million and $336.2 million, respectively. At June 30, 2014 and September 30, 2013, the Company’s allowance for doubtful accounts was $232.8 million and $255.7 million, respectively.

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

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

7. INCOME TAXES (RESTATED)

For the quarter ended June 30, 2014, the Company recorded income tax expense of $1.1 million, for an effective tax rate of (11.2%), compared to income tax expense of $4.0 million, for an effective tax rate of 42.7% in the prior year quarter. For the nine months ended June 30, 2014, the Company recorded income tax expense of $7.4 million, for an effective tax rate of 599.6%, compared to income tax expense of $6.4 million, for an effective tax rate of 46.8% in the prior year period. The change in the effective tax rate was primarily due to the following: (1) an increase in nondeductible compensation, including stock-based compensation; (2) a $1.5 million expense related to an excess of cumulative compensation deductions over the realized tax benefit upon the exercise of employee stock options; (3) the HIF imposed by the Health Reform Law beginning in 2014, which is treated as a nondeductible excise tax; and (4) the decrease in net earnings from continuing operations, which magnified the rate impact of state income taxes (including the Texas margins tax), noncontrolling interests, and other adjustments.

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. SEGMENT INFORMATION

The Company’s reportable operating segments consist of (1) acute care hospitals and related healthcare businesses, collectively and (2) Health Choice. The following is a financial summary by business segment for the periods indicated (in thousands):

	For the Quarter Ended June 30, 2014 (Restated)
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue before provision for bad debts	$531,380	$—	$—	$531,380
Less: Provision for bad debts	(77,130)	—	—	(77,130)

Acute care revenue	454,250	—	—	454,250
Premium revenue	—	178,498	—	178,498
Revenue between segments	3,262	—	(3,262)	—

Total revenue	457,512	178,498	(3,262)	632,748

Salaries and benefits (excludes stock-based compensation)	206,838	8,929	—	215,767
Supplies	75,034	70	—	75,104
Medical claims	—	169,205	(3,262)	165,943
Rentals and leases	17,750	448	—	18,198
Other operating expenses	97,278	13,059	—	110,337
Medicare and Medicaid EHR incentives	(2,940)	—	—	(2,940)

Adjusted EBITDA(1)	63,552	(13,213)	—	50,339

Interest expense, net	32,267	—	—	32,267
Depreciation and amortization	22,390	1,032	—	23,422
Stock-based compensation	5,679	—	—	5,679
Management fees	1,250	—	—	1,250

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	1,966	(14,245)	—	(12,279)
Gain on disposal of assets, net	2,102	—	—	2,102

Earnings (loss) from continuing operations before income taxes	$4,068	$(14,245)	$—	$(10,177)

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the Quarter Ended June 30, 2013
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue before provision for bad debts	$518,142	$—	$—	$518,142
Less: Provision for bad debts	(81,710)	—	—	(81,710)

Acute care revenue	436,432	—	—	436,432
Premium revenue	—	139,804	—	139,804
Revenue between segments	1,940	—	(1,940)	—

Total revenue	438,372	139,804	(1,940)	576,236

Salaries and benefits (excludes stock-based compensation)	200,585	6,090	—	206,675
Supplies	73,825	40	—	73,865
Medical claims	—	118,580	(1,940)	116,640
Rentals and leases	12,961	395	—	13,356
Other operating expenses	96,720	5,993	—	102,713
Medicare and Medicaid EHR incentives	(4,827)	—	—	(4,827)

Adjusted EBITDA(1)	59,108	8,706	—	67,814

Interest expense, net	32,770	—	—	32,770
Depreciation and amortization	22,833	1,029	—	23,862
Stock-based compensation	947	—	—	947
Management fees	1,250	—	—	1,250

Earnings from continuing operations before gain on disposal of assets and income taxes	1,308	7,677	—	8,985
Gain on disposal of assets, net	478	—	—	478

Earnings from continuing operations before income taxes	$1,786	$7,677	$—	$9,463

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the Nine Months Ended June 30, 2014 (Restated)
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue before provision for bad debts	$1,613,457	$—	$—	$1,613,457
Less: Provision for bad debts	(260,249)	—	—	(260,249)

Acute care revenue	1,353,208	—	—	1,353,208
Premium revenue	—	503,212	—	503,212
Revenue between segments	8,539	—	(8,539)	—

Total revenue	1,361,747	503,212	(8,539)	1,856,420

Salaries and benefits (excludes stock-based compensation)	630,760	23,660	—	654,420
Supplies	227,242	173	—	227,415
Medical claims	—	445,293	(8,539)	436,754
Rentals and leases	53,279	1,165	—	54,444
Other operating expenses	283,143	28,443	—	311,586
Medicare and Medicaid EHR incentives	(9,294)	—	—	(9,294)

Adjusted EBITDA(1)	176,617	4,478	—	181,095

Interest expense, net	98,300	—	—	98,300
Depreciation and amortization	67,511	3,137	—	70,648
Stock-based compensation	10,033	—	—	10,033
Management fees	3,750	—	—	3,750

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(2,977)	1,341	—	(1,636)
Gain on disposal of assets, net	2,868	—	—	2,868

Earnings (loss) from continuing operations before income taxes	$(109)	$1,341	$—	$1,232

Segment assets	$2,314,576	$341,177		$2,655,753

Capital expenditures	$74,958	$1,126		$76,084

Goodwill	$809,828	$5,757		$815,585

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the Nine Months Ended June 30, 2013
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue before provision for bad debts	$1,533,490	$—	$—	$1,533,490
Less: Provision for bad debts	(233,456)	—	—	(233,456)

Acute care revenue	1,300,034	—	—	1,300,034
Premium revenue	—	422,059	—	422,059
Revenue between segments	5,334	—	(5,334)	—

Total revenue	1,305,368	422,059	(5,334)	1,722,093

Salaries and benefits (excludes stock-based compensation)	613,663	17,620	—	631,283
Supplies	224,237	142	—	224,379
Medical claims	—	353,890	(5,334)	348,556
Rentals and leases	37,776	1,192	—	38,968
Other operating expenses	280,928	17,499	—	298,427
Medicare and Medicaid EHR incentives	(9,884)	—	—	(9,884)

Adjusted EBITDA(1)	158,648	31,716	—	190,364

Interest expense, net	99,986	—	—	99,986
Depreciation and amortization	67,549	3,096	—	70,645
Stock-based compensation	2,946	—	—	2,946
Management fees	3,750	—	—	3,750

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(15,583)	28,620	—	13,037
Gain on disposal of assets, net	645	—	—	645

Earnings (loss) from continuing operations before income taxes	$(14,938)	$28,620	$—	$13,682

Segment assets	$2,387,601	$319,505		$2,707,106

Capital expenditures	$77,993	$539		$78,532

Goodwill	$810,969	$5,757		$816,726

(1)	Adjusted EBITDA represents net earnings from continuing operations before interest expense, income tax expense, depreciation and amortization, stock-based compensation and related expenses, gain on disposal of assets and management fees. Management fees represent monitoring and advisory fees paid to TPG, the Company’s majority financial sponsor, and certain other members of IASIS Investment LLC, majority shareholder of IAS. Management routinely calculates and communicates adjusted EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within the healthcare industry to evaluate hospital performance, allocate resources and measure leverage capacity and debt service ability. In addition, the Company uses adjusted EBITDA as a measure of performance for its business segments and for incentive compensation purposes. Adjusted EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net earnings, cash flows generated by operating, investing, or financing activities or other financial statement data presented in the unaudited condensed consolidated financial statements as an indicator of financial performance or liquidity. Adjusted EBITDA, as presented, differs from what is defined under the Company’s Senior Secured Credit Facilities and may not be comparable to similarly titled measures of other companies.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

IASIS Healthcare LLC

Condensed Consolidating Balance Sheet (Restated)

June 30, 2014 (unaudited)

(in thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$304,805	$12,838	$—	$317,643
Accounts receivable, net	—	88,725	247,924	—	336,649
Inventories	—	16,157	42,125	—	58,282
Deferred income taxes	14,691	—	—	—	14,691
Prepaid expenses and other current assets	—	42,138	142,791	—	184,929

Total current assets	14,691	451,825	445,678	—	912,194
Property and equipment, net	—	254,830	589,202	—	844,032
Intercompany	—	(109,718)	109,718	—	—
Net investment in and advances to subsidiaries	2,040,211	—	—	(2,040,211)	—
Goodwill	7,407	63,094	745,084	—	815,585
Other intangible assets, net	—	7,747	15,750	—	23,497
Other assets, net	22,853	26,813	10,779	—	60,445

Total assets	$2,085,162	$694,591	$1,916,211	$(2,040,211)	$2,655,753

Liabilities and Equity
Current liabilities
Accounts payable	$—	$39,928	$79,427	$—	$119,355
Salaries and benefits payable	—	24,810	28,485	—	53,295
Accrued interest payable	9,682	(3,220)	3,220	—	9,682
Medical claims payable	—	—	69,108	—	69,108
Other accrued expenses and current liabilities	—	38,600	38,247	—	76,847
Current portion of long-term debt, capital leases and other obligations	10,071	3,109	23,605	(23,605)	13,180

Total current liabilities	19,753	103,227	242,092	(23,605)	341,467
Long-term debt, capital leases and other obligations	1,825,687	18,101	528,684	(528,684)	1,843,788
Deferred income taxes	114,677	—	—	—	114,677
Other long-term liabilities	4,739	112,150	593	—	117,482

Total liabilities	1,964,856	233,478	771,369	(552,289)	2,417,414
Non-controlling interests with redemption rights	—	108,325	—	—	108,325
Equity
Member’s equity	120,306	343,080	1,144,842	(1,487,922)	120,306
Non-controlling interests	—	9,708	—	—	9,708

Total equity	120,306	352,788	1,144,842	(1,487,922)	130,014

Total liabilities and equity	$2,085,162	$694,591	$1,916,211	$(2,040,211)	$2,655,753

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations (Restated)

For the Quarter Ended June 30, 2014 (unaudited)

(in thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Revenues
Acute care revenue before provision for bad debts	$—	$127,116	$407,526	$(3,262)	$531,380
Less: Provision for bad debts	—	(13,293)	(63,837)	—	(77,130)

Acute care revenue	—	113,823	343,689	(3,262)	454,250
Premium revenue	—	—	178,498	—	178,498

Total revenues	—	113,823	522,187	(3,262)	632,748
Costs and expenses
Salaries and benefits	5,679	74,174	141,593	—	221,446
Supplies	—	17,716	57,388	—	75,104
Medical claims	—	—	169,205	(3,262)	165,943
Rentals and leases	—	6,014	12,184	—	18,198
Other operating expenses	—	21,008	89,329	—	110,337
Medicare and Medicaid EHR incentives	—	(941)	(1,999)	—	(2,940)
Interest expense, net	32,267	—	12,232	(12,232)	32,267
Depreciation and amortization	—	8,806	14,616	—	23,422
Management fees	1,250	(8,498)	8,498	—	1,250
Equity in earnings of affiliates	(2,468)	—	—	2,468	—

Total costs and expenses	36,728	118,279	503,046	(13,026)	645,027
Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(36,728)	(4,456)	19,141	9,764	(12,279)
Gain on disposal of assets, net	—	2,102	—	—	2,102

Earnings (loss) from continuing operations before income taxes	(36,728)	(2,354)	19,141	9,764	(10,177)
Income tax expense	1,138	—	—	—	1,138

Net earnings (loss) from continuing operations	(37,866)	(2,354)	19,141	9,764	(11,315)
Earnings (loss) from discontinued operations, net of income taxes	5,667	(11,866)	—	—	(6,199)

Net earnings (loss)	(32,199)	(14,220)	19,141	9,764	(17,514)
Net earnings attributable to non-controlling interests	—	(2,453)	—	—	(2,453)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(32,199)	$(16,673)	$19,141	$9,764	$(19,967)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations

For the Quarter Ended June 30, 2013 (unaudited)

(in thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Revenues
Acute care revenue before provision for bad debts	$—	$128,347	$391,735	$(1,940)	$518,142
Less: Provision for bad debts	—	(19,060)	(62,650)	—	(81,710)

Acute care revenue	—	109,287	329,085	(1,940)	436,432
Premium revenue	—	—	139,804	—	139,804

Total revenues	—	109,287	468,889	(1,940)	576,236
Costs and expenses
Salaries and benefits	947	68,615	138,060	—	207,622
Supplies	—	18,027	55,838	—	73,865
Medical claims	—	—	118,580	(1,940)	116,640
Rentals and leases	—	4,447	8,909	—	13,356
Other operating expenses	—	24,288	78,425	—	102,713
Medicare and Medicaid EHR incentives	—	(973)	(3,854)	—	(4,827)
Interest expense, net	32,770	—	14,702	(14,702)	32,770
Depreciation and amortization	—	7,822	16,040	—	23,862
Management fees	1,250	(8,245)	8,245	—	1,250
Equity in earnings of affiliates	(23,968)	—	—	23,968	—

Total costs and expenses	10,999	113,981	434,945	7,326	567,251
Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(10,999)	(4,694)	33,944	(9,266)	8,985
Gain on disposal of assets, net	—	412	66	—	478

Earnings (loss) from continuing operations before income taxes	(10,999)	(4,282)	34,010	(9,266)	9,463
Income tax expense	2,366	—	1,671	—	4,037

Net earnings (loss) from continuing operations	(13,365)	(4,282)	32,339	(9,266)	5,426
Earnings (loss) from discontinued operations, net of income taxes	1,817	(2,148)	—	—	(331)

Net earnings (loss)	(11,548)	(6,430)	32,339	(9,266)	5,095
Net earnings attributable to non-controlling interests	—	(1,941)	—	—	(1,941)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(11,548)	$(8,371)	$32,339	$(9,266)	$3,154

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations (Restated)

For the Nine Months Ended June 30, 2014 (unaudited)

(in thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Revenues
Acute care revenue before provision for bad debts	$—	$382,918	$1,239,078	$(8,539)	$1,613,457
Less: Provision for bad debts	—	(50,443)	(209,806)	—	(260,249)

Acute care revenue	—	332,475	1,029,272	(8,539)	1,353,208
Premium revenue	—	—	503,212	—	503,212

Total revenues	—	332,475	1,532,484	(8,539)	1,856,420
Costs and expenses
Salaries and benefits	10,033	230,801	423,619	—	664,453
Supplies	—	54,488	172,927	—	227,415
Medical claims	—	—	445,293	(8,539)	436,754
Rentals and leases	—	17,809	36,635	—	54,444
Other operating expenses	—	59,539	252,047	—	311,586
Medicare and Medicaid EHR incentives	—	(2,830)	(6,464)	—	(9,294)
Interest expense, net	98,300	—	36,816	(36,816)	98,300
Depreciation and amortization	—	27,664	42,984	—	70,648
Management fees	3,750	(25,727)	25,727	—	3,750
Equity in earnings of affiliates	(59,211)	—	—	59,211	—

Total costs and expenses	52,872	361,744	1,429,584	13,856	1,858,056
Earnings (loss) from continuing operations before gain (loss) on disposal of assets and income taxes	(52,872)	(29,269)	102,900	(22,395)	(1,636)
Gain (loss) on disposal of assets, net	—	3,080	(212)	—	2,868

Earnings (loss) from continuing operations before income taxes	(52,872)	(26,189)	102,688	(22,395)	1,232
Income tax expense	7,387	—	—	—	7,387

Net earnings (loss) from continuing operations	(60,259)	(26,189)	102,688	(22,395)	(6,155)
Earnings (loss) from discontinued operations, net of income taxes	2,645	(8,431)	—	—	(5,786)

Net earnings (loss)	(57,614)	(34,620)	102,688	(22,395)	(11,941)
Net earnings attributable to non-controlling interests	—	(8,857)	—	—	(8,857)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(57,614)	$(43,477)	$102,688	$(22,395)	$(20,798)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations

For the Nine Months Ended June 30, 2013 (unaudited)

(in thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Revenues
Acute care revenue before provision for bad debts	$—	$375,957	$1,162,867	$(5,334)	$1,533,490
Less: Provision for bad debts	—	(55,840)	(177,616)	—	(233,456)

Acute care revenue	—	320,117	985,251	(5,334)	1,300,034
Premium revenue	—	—	422,059	—	422,059

Total revenues	—	320,117	1,407,310	(5,334)	1,722,093
Costs and expenses
Salaries and benefits	2,946	208,295	422,988	—	634,229
Supplies	—	53,939	170,440	—	224,379
Medical claims	—	—	353,890	(5,334)	348,556
Rentals and leases	—	12,979	25,989	—	38,968
Other operating expenses	—	60,321	238,106	—	298,427
Medicare and Medicaid EHR incentives	—	(4,180)	(5,704)	—	(9,884)
Interest expense, net	99,986	—	47,057	(47,057)	99,986
Depreciation and amortization	—	23,269	47,376	—	70,645
Management fees	3,750	(24,494)	24,494	—	3,750
Equity in earnings of affiliates	(73,309)	—	—	73,309	—

Total costs and expenses	33,373	330,129	1,324,636	20,918	1,709,056
Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(33,373)	(10,012)	82,674	(26,252)	13,037
Gain on disposal of assets, net	—	566	79	—	645

Earnings (loss) from continuing operations before income taxes	(33,373)	(9,446)	82,753	(26,252)	13,682
Income tax expense	4,731	—	1,671	—	6,402

Net earnings (loss) from continuing operations	(38,104)	(9,446)	81,082	(26,252)	7,280
Earnings (loss) from discontinued operations, net of income taxes	(2,101)	4,862	—	—	2,761

Net earnings (loss)	(40,205)	(4,584)	81,082	(26,252)	10,041
Net earnings attributable to non-controlling interests	—	(3,189)	—	—	(3,189)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(40,205)	$(7,773)	$81,082	$(26,252)	$6,852

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

IASIS Healthcare LLC

Condensed Consolidating Statement of Comprehensive Income (Loss) (Restated)

For the Quarter Ended June 30, 2014 (unaudited)

(In thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Net earnings (loss)	$(32,199)	$(14,220)	$19,141	$9,764	$(17,514)
Other comprehensive income
Change in fair value of highly effective interest rate hedges	201	—	—	—	201

Other comprehensive income before income taxes	201	—	—	—	201
Change in income tax expense	(75)	—	—	—	(75)

Other comprehensive income, net of income taxes	126	—	—	—	126

Comprehensive income (loss)	(32,073)	(14,220)	19,141	9,764	(17,388)
Net earnings attributable to non-controlling interests	—	(2,453)	—	—	(2,453)

Comprehensive income (loss) attributable to IASIS Healthcare LLC	$(32,073)	$(16,673)	$19,141	$9,764	$(19,841)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

IASIS Healthcare LLC

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the Quarter Ended June 30, 2013 (unaudited)

(In thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Net earnings (loss)	$(11,548)	$(6,430)	$32,339	$(9,266)	$5,095
Other comprehensive income
Change in fair value of highly effective interest rate hedges	1,753	—	—	—	1,753

Other comprehensive income before income taxes	1,753	—	—	—	1,753
Change in income tax expense	(651)	—	—	—	(651)

Other comprehensive income, net of income taxes	1,102	—	—	—	1,102

Comprehensive income (loss)	(10,446)	(6,430)	32,339	(9,266)	6,197
Net earnings attributable to non-controlling interests	—	(1,941)	—	—	(1,941)

Comprehensive income (loss) attributable to IASIS Healthcare LLC	$(10,446)	$(8,371)	$32,339	$(9,266)	$4,256

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

IASIS Healthcare LLC

Condensed Consolidating Statement of Comprehensive Income (Loss) (Restated)

For the Nine Months Ended June 30, 2014 (unaudited)

(In thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Net earnings (loss)	$(57,614)	$(34,620)	$102,688	$(22,395)	$(11,941)
Other comprehensive income
Change in fair value of highly effective interest rate hedges	1,179	—	—	—	1,179

Other comprehensive income before income taxes	1,179	—	—	—	1,179
Change in income tax expense	(438)	—	—	—	(438)

Other comprehensive income, net of income taxes	741	—	—	—	741

Comprehensive income (loss)	(56,873)	(34,620)	102,688	(22,395)	(11,200)
Net earnings attributable to non-controlling interests	—	(8,857)	—	—	(8,857)

Comprehensive income (loss) attributable to IASIS Healthcare LLC	$(56,873)	$(43,477)	$102,688	$(22,395)	$(20,057)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

IASIS Healthcare LLC

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the Nine Months Ended June 30, 2013 (unaudited)

(In thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Net earnings (loss)	$(40,205)	$(4,584)	$81,082	$(26,252)	$10,041
Other comprehensive income
Change in fair value of highly effective interest rate hedges	1,643	—	—	—	1,643

Other comprehensive income before income taxes	1,643	—	—	—	1,643
Change in income tax expense	(611)	—	—	—	(611)

Other comprehensive income, net of income taxes	1,032	—	—	—	1,032

Comprehensive income (loss)	(39,173)	(4,584)	81,082	(26,252)	11,073
Net earnings attributable to non-controlling interests	—	(3,189)	—	—	(3,189)

Comprehensive income (loss) attributable to IASIS Healthcare LLC	$(39,173)	$(7,773)	$81,082	$(26,252)	$7,884

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

IASIS Healthcare LLC

Condensed Consolidating Statement of Cash Flows (Restated)

For the Nine Months Ended June 30, 2014 (unaudited)

(In thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities
Net earnings (loss)	$(57,614)	$(34,620)	$102,688	$(22,395)	$(11,941)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	27,664	42,984	—	70,648
Amortization of loan costs	5,559	—	—	—	5,559
Amortization of deferred gain on sale-leaseback transaction	(1,872)	—	—	—	(1,872)
Change in physician minimum revenue guarantees	—	133	2,044	—	2,177
Stock-based compensation	10,033	—	—	—	10,033
Deferred income taxes	(1,015)	—	—	—	(1,015)
Income tax benefit from parent company	5	—	—	—	5
Loss (gain) on disposal of assets, net	—	(3,080)	212	—	(2,868)
Loss (earnings) from discontinued operations, net	(2,645)	8,431	—	—	5,786
Equity in earnings of affiliates	(59,211)	—	—	59,211	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	—	(5,724)	(1,068)	—	(6,792)
Inventories, prepaid expenses and other current assets	—	(18,427)	(34,979)	—	(53,406)
Accounts payable, other accrued expenses and other accrued liabilities	(19,016)	15,007	14,561	—	10,552
Income taxes and other transaction costs payable related to sale-leaseback of real estate	(18,901)	(1,048)	(2,321)	—	(22,270)

Net cash provided by (used in) operating activities — continuing operations	(144,677)	(11,664)	124,121	36,816	4,596
Net cash used in operating activities — discontinued operations	—	(15,140)	—	—	(15,140)

Net cash provided by (used in) operating activities	(144,677)	(26,804)	124,121	36,816	(10,544)

Cash flows from investing activities
Purchases of property and equipment	—	(44,282)	(31,802)	—	(76,084)
Cash paid for acquisitions, net	—	(1,038)	—	—	(1,038)
Proceeds from sale of assets	—	1,495	13	—	1,508
Change in other assets, net	—	(3,753)	3,534	—	(219)
Other, net	—	(2,724)	(301)	—	(3,025)

Net cash used in investing activities — continuing operations	—	(50,302)	(28,556)	—	(78,858)
Net cash used in investing activities — discontinued operations	—	(5,242)	—	—	(5,242)

Net cash used in investing activities	—	(55,544)	(28,556)	—	(84,100)

Cash flows from financing activities
Payment of long-term debt, capital leases and other obligations	(8,010)	—	(2,074)	—	(10,084)
Distributions to non-controlling interests	—	(13,222)	—	—	(13,222)
Cash paid for the repurchase of non-controlling interests	—	(600)	—	—	(600)
Other	—	(1,838)	—	—	(1,838)
Change in intercompany balances with affiliates, net	152,687	(27,134)	(88,737)	(36,816)	—

Net cash provided by (used in) financing activities — continuing operations	144,677	(42,794)	(90,811)	(36,816)	(25,744)
Net cash used in financing activities — discontinued operations	—	(100)	—	—	(100)

Net cash provided by (used in) financing activities	144,677	(42,894)	(90,811)	(36,816)	(25,844)

Change in cash and cash equivalents	—	(125,242)	4,754	—	(120,488)
Cash and cash equivalents at beginning of period	—	430,047	8,084	—	438,131

Cash and cash equivalents at end of period	$—	$304,805	$12,838	$—	$317,643

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

IASIS Healthcare LLC

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended June 30, 2013 (unaudited)

(In thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities
Net earnings (loss)	$(40,205)	$(4,584)	$81,082	$(26,252)	$10,041
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	23,269	47,376	—	70,645
Amortization of loan costs	5,510	—	—	—	5,510
Change in physician minimum revenue guarantees	—	132	2,497	—	2,629
Stock-based compensation	2,946	—	—	—	2,946
Deferred income taxes	11,897	—	—	—	11,897
Income tax benefit from stock-based compensation	16	—	—	—	16
Income tax benefit from parent company	103	—	—	—	103
Gain on disposal of assets, net	—	(566)	(79)	—	(645)
Loss (earnings) from discontinued operations, net	2,101	(4,862)	—	—	(2,761)
Equity in earnings of affiliates	(73,309)	—	—	73,309	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	—	11,906	(32,437)	—	(20,531)
Inventories, prepaid expenses and other current assets	—	(22,006)	(1,374)	—	(23,380)
Accounts payable, other accrued expenses and other accrued liabilities	(19,621)	(11,805)	(23,466)	—	(54,892)

Net cash provided by (used in) operating activities — continuing operations	(110,562)	(8,516)	73,599	47,057	1,578
Net cash provided by operating activities — discontinued operations	—	11,346	—	—	11,346

Net cash provided by (used in) operating activities	(110,562)	2,830	73,599	47,057	12,924

Cash flows from investing activities
Purchases of property and equipment	—	(40,759)	(37,773)	—	(78,532)
Cash (paid) received for acquisitions, net	—	(849)	4,433	—	3,584
Proceeds from sale of assets	—	1	78	—	79
Change in other assets, net	—	3,309	(5,754)	—	(2,445)

Net cash used in investing activities — continuing operations	—	(38,298)	(39,016)	—	(77,314)
Net cash used in investing activities — discontinued operations	—	(5,173)	—	—	(5,173)

Net cash used in investing activities	—	(43,471)	(39,016)	—	(82,487)

Cash flows from financing activities
Payment of debt and capital lease obligations	(94,598)	(4,013)	(3,544)	—	(102,155)
Proceeds from revolving credit facilities	147,000	—	—	—	147,000
Debt financing costs incurred	(1,024)	—	—	—	(1,024)
Distributions to non-controlling interests	—	(5,504)	—	—	(5,504)
Cash received for the sale of non-controlling interests	—	849	—	—	849
Cash paid for the repurchase of non-controlling interest	—	(1,018)	—	—	(1,018)
Change in intercompany balances with affiliates, net	59,184	24,381	(36,508)	(47,057)	—

Net cash provided by (used in) financing activities — continuing operations	110,562	14,695	(40,052)	(47,057)	38,148
Net cash provided by financing activities — discontinued operations	—	389	—	—	389

Net cash provided by (used in) financing activities	110,562	15,084	(40,052)	(47,057)	38,537

Change in cash and cash equivalents	—	(25,557)	(5,469)	—	(31,026)
Cash and cash equivalents at beginning of period	—	39,219	9,663	—	48,882

Cash and cash equivalents at end of period	$—	$13,662	$4,194	$—	$17,856

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements, the notes to our unaudited condensed consolidated financial statements and the other financial information appearing elsewhere in this report. Data for the quarters and nine months ended June 30, 2014 and 2013, have been derived from our unaudited condensed consolidated financial statements. Our unaudited condensed consolidated financial statements for the quarter and nine months ended June 30, 2014, have been restated to reflect corrections to the Original Filing, which are discussed further in the Explanatory Note to this Amendment and in Note 1A to our unaudited condensed consolidated financial statements appearing under “Item 1 – Financial Statements” of this report. In addition, our unaudited condensed consolidated financial statements for the quarter and nine months ended June 30, 2014 and 2013, have been retrospectively revised to reflect the operating results and cash flows of the Nevada operations as discontinued operations, as discussed further in Note 1 to our unaudited condensed consolidated financial statements appearing under “Item 1 – Financial Statements” of this report. References herein to “we,” “our” and “us” are to IASIS Healthcare LLC and its subsidiaries. References herein to “IAS” are to IASIS Healthcare Corporation, our parent company.

FORWARD LOOKING STATEMENTS

Some of the statements we make in this report are forward-looking within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations including, but not limited to, the discussions of our operating and growth strategy (including possible acquisitions and dispositions), financing needs, projections of revenue, income or loss, capital expenditures and future operations. Those risks and uncertainties include, among others, changes in governmental healthcare programs that could reduce our revenues, including the impact of sequestration; the uncertain impact of federal health reform; the possibility of Health Choice Arizona, Inc.’s (“Health Choice” or the “Plan”), contract with the Arizona Health Care Cost Containment System (“AHCCCS”) being discontinued and changes in the payment structure under that contract, as well as an inability to control costs at Health Choice; shifts in payor mix from commercial and managed care payors to Medicaid and managed Medicaid; our ability to retain and negotiate reasonable contracts with managed care plans; a growth in the level of uncompensated care at our hospitals; our ability to recruit and retain quality physicians and medical professionals; competition from other hospitals and healthcare providers impacting our patient volume; our failure to continually enhance our hospitals with the most recent technological advances in diagnostic and surgical equipment; the federal health reform law’s significant restrictions on hospitals that have physician owners; a failure of our information systems that would adversely affect our ability to properly manage our operations; failure to effectively and timely implement electronic health record systems; claims brought against our facilities for malpractice, product liability and other legal grounds; difficulties with the integration of acquisitions that may disrupt our ongoing operations; our dependence on key management personnel; potential responsibilities and costs under environmental laws; the possibility of a decline in the fair value of our reporting units that could result in a material non-cash charge to earnings; the risks and uncertainties related to our ability to generate sufficient cash to service our existing indebtedness; our substantial level of indebtedness; the possibility of an increase in interest rates, which would increase the cost of servicing our debt; and the risks associated with us being owned by equity sponsors who have the ability to control our financial decisions. Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results in future periods to differ materially from those anticipated in the forward-looking statements. Those risks and uncertainties, among others discussed in this report, are detailed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, filed with the SEC.

Although we believe that the assumptions underlying the forward-looking statements contained in this report are reasonable, any of these assumptions could prove to be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included in this report, you should not regard the inclusion of such information as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the Original Filing Date or to reflect the occurrence of unanticipated events.

EXECUTIVE OVERVIEW

We are a leading provider of high quality, affordable healthcare services primarily in high-growth urban and suburban markets. As of June 30, 2014, as part of continuing operations, we owned or leased 15 acute care hospital facilities and one behavioral health hospital, with a total of 3,601 licensed beds, several outpatient service facilities, and more than 135 physician clinics. We operate our hospitals with a strong community focus by offering and developing healthcare services targeted to the needs of the markets we serve, promoting strong relationships with physicians and working with local managed care plans. We operate in various regions, including:

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

Uncompensated Care

While the amount of uncompensated care, including discounts to the uninsured, bad debts and charity care, we deliver to the communities we serve continues to remain high in comparison to historical levels, we have experienced improvement during the quarter and nine months ended June 30, 2014. During the quarter ended June 30, 2014, our uncompensated care as a percentage of acute care revenue was 19.9%, compared to 21.6% in the prior year quarter. During the nine months ended June 30, 2014, our uncompensated care as a percentage of acute care revenue was 21.5%, compared to 22.6% in the prior year period. We believe the improvement in our uncompensated care as a percentage of acute care revenue can be attributed primarily to the impact of Medicaid expansion in the state of Arizona, which has resulted in lower self-pay volume and revenue for the quarter and nine months ended June 30, 2014, compared to the same prior year periods. During the quarter ended June 30, 2014, our self-pay admissions represented 6.1% of our total admissions, compared to 8.0% in the prior year quarter. During the nine months ended June 30, 2014, our self-pay admissions represented 7.1% of our total admissions, compared to 8.0% in the prior year period. The improvement in our uncompensated care as a percentage of acute care revenue has been mitigated somewhat by the higher acuity levels at which self-pay patients are presenting for treatment through our emergency rooms.

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

The percentages of our insured and uninsured hospital net receivables are summarized as follows (1):

	June 30, 2014	September 30, 2013
Insured receivables	83.5%	81.4%
Uninsured receivables	16.5%	18.6%

Total	100.0%	100.0%

The percentages of hospital net receivables in summarized aging categories are as follows (1):

	June 30, 2014	September 30, 2013
0 to 90 days	61.7%	61.8%
91 to 180 days	20.1%	20.7%
Over 180 days	18.2%	17.5%

Total	100.0%	100.0%

(1)	Excludes hospital receivables retained related to our discontinued Florida operations.

Adoption of Electronic Health Records (“EHR”)

The American Recovery and Reinvestment Act of 2009 (“ARRA”) included approximately $26.0 billion in funding for various healthcare information technology (“IT”) initiatives, including Medicare and Medicaid incentives for eligible hospitals and professionals to adopt and meaningfully use certified EHR technology (“EHR Incentive Programs”). In addition, eligible providers that fail to demonstrate meaningful use of certified EHR technology will be subject to reduced payments from Medicare, beginning in federal fiscal year 2015 for eligible hospitals and calendar year 2015 for eligible professionals. Implementation of the EHR Incentive Programs has been divided into three stages with increasing requirements for participation. Stage 1 requires providers to meet meaningful use objectives specified by CMS, which include electronically capturing health information in structured format, tracking key clinical conditions for coordination of care purposes, implementing clinical decision support tools to facilitate disease and medication management, using EHRs to engage patients and families, and reporting clinical quality measures and public health information. Our hospitals, as well as a number of our physician clinics, substantially met the Stage 1 requirements in our fiscal year 2012. Stage 2 introduces several new meaningful use measures, as well as imposes stricter requirements on certain existing Stage 1 measures. Providers must achieve meaningful use under the Stage 1 criteria before advancing to Stage 2 and are required to meet the criteria for the applicable stage based on their first year of attesting to meaningful use. Our hospitals and physician clinics whose first payment year was 2011 and 2012 are required to meet Stage 2 criteria beginning in 2014. Though we expect to continue to incur certain non-productive and other operating costs, as well as additional investments in hardware and software, we believe our historical investments in advanced clinical and other information systems, as well as quality of care programs, provides a solid platform to build upon for timely compliance with the healthcare IT initiatives and requirements of ARRA. During the quarter and nine months ended June 30, 2014, we recognized Medicare and Medicaid EHR incentives totaling $2.9 million and $9.3 million, respectively, compared to $4.8 million and $9.9 million in the prior year periods.

Revenue and Volume Trends

Total net revenue for the quarter ended June 30, 2014, increased 9.8% to $632.7 million, compared to $576.2 million in the prior year quarter. Total net revenue for the nine months ended June 30, 2014, increased 7.8% to $1.86 billion, compared to $1.72 billion in the prior year period. Total net revenue is comprised of acute care revenue, which is recorded net of the provision for bad debts, and premium revenue. Acute care revenue contributed $17.8 million to the increase in total net revenue for the quarter ended June 30, 2014, compared to the prior year quarter, while premium revenue at Health Choice contributed $38.7 million for the same period. Acute care revenue contributed $53.2 million to the increase in total net revenue for the nine months ended June 30, 2014, compared to the prior year period, while premium revenue at Health Choice contributed $81.2 million for the same period.

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

Admissions decreased 3.0% and 3.6% for the quarter and nine months ended June 30, 2014, respectively, compared to the same prior year periods. These decreases are reflective of a decline in Medicare 1-day stays, an industry-wide decline in inpatient utilization, and a continued shift towards outpatient services. In addition, respiratory or flu-related volumes declined for the nine months ended June 30, 2014, as compared to the same prior year periods. Adjusted admissions increased 1.5% and 0.1% for the quarter and nine months ended June 30, 2014, compared to the same prior year periods. For the quarter and nine months ended June 30, 2014, our outpatient volumes were positively impacted by increases in outpatient surgeries of 4.4% and 4.6%, respectively, compared to the same prior year periods. Additionally, emergency room visits for the quarter ended June 30, 2014 increased 2.6% compared to the prior year, while decreasing 1.5% in the nine months ended June 30, 2014, compared to the prior year period.

The following table provides the sources of our hospitals’ gross patient revenue by payor:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Medicare	27.1%	27.9%	27.5%	28.1%
Managed Medicare	14.9%	15.1%	15.1%	14.8%
Medicaid and managed Medicaid	21.5%	19.7%	20.9%	20.3%
Managed care and other	31.2%	30.2%	30.5%	29.9%
Self-pay	5.3%	7.1%	6.0%	6.9%

Total	100.0%	100.0%	100.0%	100.0%

The following table provides the sources of our hospitals’ net patient revenue by payor before the provision for bad debts:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Medicare	20.5%	21.1%	20.8%	21.5%
Managed Medicare	10.5%	10.6%	10.6%	10.5%
Medicaid and managed Medicaid	12.8%	10.8%	12.2%	11.3%
Managed care and other	42.6%	39.6%	41.7%	39.3%
Self-pay	13.6%	17.9%	14.7%	17.4%

Total	100.0%	100.0%	100.0%	100.0%

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

Net patient revenue per adjusted admission, which includes the impact of the provision for bad debts, increased 2.7% and 4.1% for the quarter and nine months ended June 30, 2014, compared to the same prior year periods.

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

Premium Revenue

Health Choice contracts with state Medicaid programs in Arizona and Utah to provide specified health services to qualified Medicaid enrollees through contracted providers. Most of its premium revenue is derived through a contract with AHCCCS, the state agency that administers Arizona’s Medicaid program. The contract requires Health Choice to arrange for healthcare services for enrolled Medicaid patients in exchange for fixed monthly premiums, based upon negotiated per capita member rates, and supplemental payments from AHCCCS. Premium revenue includes revenue related to the program settlement process for the Arizona managed Medicaid plan under the related state contract. This program settlement process reconciles estimated amounts due to or from the state based on the actual premium revenue and medical costs and contractually mandated limits on profits and losses. Although estimates of future program settlement amounts are recorded in current periods, the program settlement process typically occurs in the 18 months post-plan year, when actual (rather than projected) claims and member eligibility data become available and a net settlement amount is either due to or from the state. Adjustments to the estimates of future program settlement amounts are recorded as a component of premium revenue.

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

Premium revenue generated by Health Choice represented 28.2% and 27.1% of our consolidated net revenue for the quarter and nine months ended June 30, 2014, respectively, compared to 24.3% and 24.5% in the same prior year periods.

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

SELECTED OPERATING DATA

The following table sets forth certain unaudited operating data from continuing operations for each of the periods presented.

	Quarter Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Acute Care (1)
Number of acute care hospital facilities at end of period	15	15	15	15
Licensed beds at end of period (2)	3,601	3,675	3,601	3,675
Average length of stay (days) (3)	5.0	4.9	5.0	4.9
Occupancy rates (average beds in service)	47.8%	48.3%	48.6%	49.2%
Admissions (4)	24,930	25,710	75,576	78,380
Adjusted admissions (5)	47,032	46,346	138,771	138,575
Patient days (6)	123,985	126,291	378,095	386,017
Adjusted patient days (5)	233,904	227,656	694,248	682,475
Net patient revenue per adjusted admission (7)	$9,608	$9,495	$9,615	$9,225

Health Choice
Covered lives (8)	213,032	186,111	213,032	186,111
Medical loss ratio (9)	94.8%	84.8%	88.5%	83.8%

(1)	Excludes the impact of our Nevada and Florida operations, which are reflected in discontinued operations.
(2)	Includes St. Luke’s Behavioral Hospital in Phoenix, Arizona.
(3)	Represents the average number of days that a patient stayed in our hospitals.
(4)	Represents the total number of patients admitted to our hospitals for stays in excess of 23 hours. Management and investors use this number as a general measure of inpatient volume.
(5)	Adjusted admissions and adjusted patient days are general measures of combined inpatient and outpatient volume. We compute adjusted admissions/patient days by multiplying admissions/patient days by gross patient revenue and then dividing that number by gross inpatient revenue.
(6)	Represents the number of days our beds were occupied by inpatients over the period.
(7)	Includes the impact of the provision for bad debts as a component of revenue.
(8)	Represents total lives enrolled across all health plan product lines. Includes dual-eligible lives, which are members eligible for Medicare and Medicaid benefits, under Health Choice’s contract with CMS to provide coverage as a MAPD SNP totaling 8,006 and 4,310 as of June 30, 2014 and 2013, respectively.
(9)	Represents medical claims expense as a percentage of premium revenue, including claims paid to our hospitals.

RESULTS OF OPERATIONS SUMMARY

Consolidated

The following table sets forth, for the periods presented, the results of our consolidated operations expressed in dollar terms and as a percentage of net revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended June 30, 2014		Quarter Ended June 30, 2013		Nine Months Ended June 30, 2014		Nine Months Ended June 30, 2013
($ in thousands):	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Revenues
Acute care revenue before provision for bad debts	$531,380		$518,142		$1,613,457		$1,533,490
Less: Provision for bad debts	(77,130)		(81,710)		(260,249)		(233,456)

Acute care revenue	454,250	71.8%	436,432	75.7%	1,353,208	72.9%	1,300,034	75.5%
Premium revenue	178,498	28.2%	139,804	24.3%	503,212	27.1%	422,059	24.5%

Total revenue	632,748	100.0%	576,236	100.0%	1,856,420	100.0%	1,722,093	100.0%
Costs and expenses
Salaries and benefits	221,446	35.0%	207,622	36.1%	664,453	35.8%	634,229	36.8%
Supplies	75,104	11.9%	73,865	12.8%	227,415	12.3%	224,379	13.0%
Medical claims	165,943	26.2%	116,640	20.2%	436,754	23.5%	348,556	20.2%
Rentals and leases	18,198	2.9%	13,356	2.3%	54,444	2.9%	38,968	2.3%
Other operating expenses	110,337	17.4%	102,713	17.8%	311,586	16.8%	298,427	17.3%
Medicare and Medicaid EHR incentives	(2,940)	(0.5%)	(4,827)	(0.8%)	(9,294)	(0.5%)	(9,884)	(0.6%)
Interest expense, net	32,267	5.1%	32,770	5.7%	98,300	5.3%	99,986	5.8%
Depreciation and amortization	23,422	3.7%	23,862	4.2%	70,648	3.8%	70,645	4.1%
Management fees	1,250	0.2%	1,250	0.2%	3,750	0.2%	3,750	0.2%

Total costs and expenses	645,027	101.9%	567,251	98.5%	1,858,056	100.1%	1,709,056	99.1%
Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(12,279)	(1.9%)	8,985	1.5%	(1,636)	(0.1%)	13,037	0.9%
Gain on disposal of assets, net	2,102	0.3%	478	0.1%	2,868	0.2%	645	0.0%

Earnings (loss) from continuing operations before income taxes	(10,177)	(1.6%)	9,463	1.6%	1,232	0.1%	13,682	0.9%
Income tax expense	1,138	0.2%	4,037	0.7%	7,387	0.4%	6,402	0.4%

Net earnings (loss) from continuing operations	(11,315)	(1.8%)	5,426	0.9%	(6,155)	(0.3%)	7,280	0.5%
Earnings (loss) from discontinued operations, net of income taxes	(6,199)	(1.0%)	(331)	0.0%	(5,786)	(0.3%)	2,761	0.2%

Net earnings (loss)	(17,514)	(2.8%)	5,095	0.9%	(11,941)	(0.6%)	10,041	0.7%
Net earnings attributable to non-controlling interests	(2,453)	(0.4%)	(1,941)	(0.3%)	(8,857)	(0.5%)	(3,189)	(0.3%)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(19,967)	(3.2%)	$3,154	0.6%	$(20,798)	(1.1%)	$6,852	0.4%

Acute Care

The following table and discussion sets forth, for the periods presented, the results of our acute care operations expressed in dollar terms and as a percentage of acute care revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended June 30, 2014		Quarter Ended June 30, 2013		Nine Months Ended June 30, 2014		Nine Months Ended June 30, 2013
($ in thousands):	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Acute care revenue
Acute care revenue before provision for bad debts	$531,380		$518,142		$1,613,457		$1,533,490
Less: Provision for bad debts	(77,130)		(81,710)		(260,249)		(233,456)

Acute care revenue	454,250	99.3%	436,432	99.6%	1,353,208	99.4%	1,300,034	99.6%
Revenue between segments (1)	3,262	0.7%	1,940	0.4%	8,539	0.6%	5,334	0.4%

Total acute care revenue	457,512	100.0%	438,372	100.0%	1,361,747	100.0%	1,305,368	100.0%
Costs and expenses
Salaries and benefits	212,517	46.5%	201,532	46.0%	640,793	47.1%	616,609	47.2%
Supplies	75,034	16.4%	73,825	16.8%	227,242	16.7%	224,237	17.2%
Rentals and leases	17,750	3.9%	12,961	3.0%	53,279	3.9%	37,776	2.9%
Other operating expenses	97,278	21.3%	96,720	22.1%	283,143	20.8%	280,928	21.5%
Medicare and Medicaid
EHR incentives	(2,940)	(0.6%)	(4,827)	(1.1%)	(9,294)	(0.7%)	(9,884)	(0.8%)
Interest expense, net	32,267	7.1%	32,770	7.5%	98,300	7.2%	99,986	7.6%
Depreciation and amortization	22,390	4.9%	22,833	5.2%	67,511	4.9%	67,549	5.1%
Management fees	1,250	0.3%	1,250	0.2%	3,750	0.3%	3,750	0.3%

Total costs and expenses	455,546	99.6%	437,064	99.7%	1,364,724	100.2%	1,320,951	101.1%
Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	1,966	0.4%	1,308	0.3%	(2,977)	(0.2%)	(15,583)	(1.1%)
Gain on disposal of assets, net	2,102	0.5%	478	0.1%	2,868	0.2%	645	0.0%

Earnings (loss) from continuing operations before income taxes	$4,068	0.9%	$1,786	0.4%	$(109)	(0.0%)	$(14,938)	(1.1%)

(1)	Revenue between segments is eliminated in our consolidated results.

Quarters Ended June 30, 2014 and 2013

Total acute care revenue — Total acute care revenue for the quarter ended June 30, 2014, was $457.5 million, an increase of $19.1 million or 4.4% compared to $438.4 million in the prior year quarter. The increase in total acute care revenue is comprised primarily of an increase in adjusted admissions of 1.5% and an increase in net patient revenue per adjusted admission of 2.7%.

Net adjustments to estimated third-party payor settlements, also known as prior year contractuals, resulted in an increase in total acute care revenue for the quarters ended June 30, 2014 and 2013, of $0.5 million and $3.4 million, respectively.

Salaries and benefits — Salaries and benefits expense for the quarter ended June 30, 2014, was $212.5 million, or 46.5% of total acute care revenue, compared to $201.5 million, or 46.0% of total acute care revenue in the prior year quarter. Excluding the impact of stock-based compensation, salaries and benefits expense as a percentage of total acute care revenue was 45.2% for the quarter ended June 30, 2014, compared to 45.8% in the prior year quarter. Salaries and benefits expense as a percentage of total acute care revenue, excluding the impact of stock-based compensation, decreased primarily as a result of revenue growth and improvements in labor productivity.

Supplies — Supplies for the quarter ended June 30, 2014, were $75.0 million, or 16.4% of total acute care revenue, compared to $73.8 million, or 16.8% of total acute care revenue in the prior year quarter. The improvement in supplies as a percentage of total acute care revenue is the result of a decline in supply intensive surgical procedures as evidenced by a 4.1% decline in inpatient surgeries, as well as the impact of supply cost initiatives that have included improved pricing and more effective utilization.

Rentals and leases — Rentals and leases expense for the quarter ended June 30, 2014, was $17.8 million, compared to $13.0 million in the prior year quarter. The increase in rentals and leases expense is primarily due to $4.5 million of additional rent expense in the quarter ended June 30, 2014, resulting from the sale-leaseback of certain hospital real estate, which closed in the fourth quarter of fiscal year 2013.

Other operating expenses — Other operating expenses for the quarter ended June 30, 2014, were $97.3 million, or 21.3% of total acute care revenue, compared to $96.7 million, or 22.1% of total acute care revenue in the prior year quarter. Other operating expenses as a percentage of total acute revenue improved primarily due to a decline in professional fees associated with our supplemental Medicaid reimbursement programs in Texas.

Nine Months Ended June 30, 2014 and 2013

Total acute care revenue — Total acute care revenue for the nine months ended June 30, 2014, was $1.36 billion, an increase of $56.4 million or 4.3% compared to $1.31 billion in the prior year period. The increase in total acute care revenue is comprised primarily of an increase in adjusted admissions of 0.1% and an increase in net patient revenue per adjusted admission of 4.1%.

Net adjustments to estimated third-party payor settlements, also known as prior year contractuals, resulted in an increase in total acute care revenue for the nine months ended June 30, 2014 and 2013, of $4.7 million and $6.5 million, respectively.

Salaries and benefits — Salaries and benefits expense for the nine months ended June 30, 2014, was $640.8 million, or 47.1% of total acute care revenue, compared to $616.6 million, or 47.2% of total acute care revenue in the prior year period. Excluding the impact of stock-based compensation, salaries and benefits expense as a percentage of total acute care revenue was 46.3% for the nine months ended June 30, 2014, compared to 47.0% in the prior year period. Salaries and benefits expense as a percentage of total acute care revenue, excluding the impact of stock-based compensation, decreased primarily as a result of revenue growth and improvements in labor productivity.

Supplies — Supplies for the nine months ended June 30, 2014, were $227.2 million, or 16.7% of total acute care revenue, compared to $224.2 million, or 17.2% of total acute care revenue in the prior year period. The improvement in supplies as a percentage of acute care revenue is the result of a decline in supply intensive surgical procedures as evidenced by a 3.7% decline in inpatient surgeries, as well as the impact of supply cost initiatives that have included improved pricing and more effective utilization.

Rentals and leases — Rentals and leases expense for the nine months ended June 30, 2014, was $53.3 million, compared to $37.8 million in the prior year period. The increase in rentals and leases expense is primarily due to $13.2 million of additional rent expense in the nine months ended June 30, 2014, resulting from of the sale-leaseback of certain hospital real estate, which closed in the fourth quarter of fiscal year 2013.

Other operating expenses — Other operating expenses for the nine months ended June 30, 2014, were $283.1 million, or 20.8% of total acute care revenue, compared to $280.9 million, or 21.5% of total acute care revenue in the prior year period. Other operating expenses as a percentage of total acute care revenue improved primarily due to a decline in professional fees associated with our supplemental Medicaid reimbursement programs in Texas.

Health Choice

The following table and discussion sets forth, for the periods presented, the results of our Health Choice operations expressed in dollar terms and as a percentage of premium revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended June 30, 2014		Quarter Ended June 30, 2013		Nine Months Ended June 30, 2014		Nine Months Ended June 30, 2013
($ in thousands):	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Premium and service revenue
Premium revenue	$178,498	100.0%	$139,804	100.0%	$503,212	100.0%	$422,059	100.0%
Costs and expenses
Salaries and benefits	8,929	5.0%	6,090	4.5%	23,660	4.7%	17,620	4.2%
Supplies	70	0.0%	40	0.0%	173	0.0%	142	0.0%
Medical claims (1)	169,205	94.8%	118,580	84.8%	445,293	88.5%	353,890	83.8%
Other operating expenses	13,059	7.3%	5,993	4.3%	28,443	5.7%	17,499	4.1%
Rentals and leases	448	0.3%	395	0.3%	1,165	0.2%	1,192	0.3%
Depreciation and amortization	1,032	0.6%	1,029	0.7%	3,137	0.6%	3,096	0.8%

Total costs and expenses	192,743	108.0%	132,127	94.5%	501,871	99.7%	393,439	93.2%

Earnings (loss) before income taxes	$(14,245)	(8.0%)	$7,677	5.5%	$1,341	0.3%	$28,620	6.8%

(1)	Medical claims paid to our hospitals of $3.3 million and $1.9 million for the quarters ended June 30, 2014 and 2013, respectively, and $8.5 million and $5.3 million for the nine months ended June 30, 2014 and 2013, respectively, are eliminated in our consolidated results.

Quarters Ended June 30, 2014 and 2013

Premium revenue — Premium revenue from Health Choice was $178.5 million for the quarter ended June 30, 2014, an increase of $38.7 million or 27.7% compared to $139.8 million in the prior year quarter. The increase in premium revenue is attributable to a 14.5% increase in members, driven by growth in all of our product lines. Enrollment in our Medicare and Medicaid product lines increased 81.4% and 10.4%, respectively, compared to the prior year quarter. Premium revenue for our Medicaid product line has been impacted favorably by the expansion of the Medicaid program in Arizona, which has included the reinstatement of benefits for certain childless adult lives. We also recognized $4.0 million of revenue related to the new HIF as part of the Health Reform Law.

Medical claims — Prior to eliminations, medical claims expense was $169.2 million for the quarter ended June 30, 2014, compared to $118.6 million in the prior year quarter. Medical claims expense as a percentage of premium revenue was 94.8% for the quarter ended June 30, 2014, compared to 84.8% in the prior year quarter. Excluding the impact of the HIF revenue, medical claims as a percentage of premium revenue was 97.4% for the quarter ended June 30, 2014, compared to 84.8% in the prior year quarter. This increase is primarily attributable to additional medical expenses associated with the increase in childless adult members, resulting from the recent expansion of the Medicaid program in Arizona, a population that typically presents for medical treatment more frequently and at higher acuity levels, particularly as they are newly enrolled (and prior to effective management of their care). Additionally, we have incurred an increase in pharmacy costs resulting from an increase in specialty drug utilization, including $1.1 million of additional costs associated with a new drug used to cure Hepatitis C.

Other operating expenses — Other operating expenses for the quarter ended June 30, 2014, were $13.1 million, or 7.3% of premium revenue, compared to $6.0 million, or 4.3% of premium revenue in the prior year quarter. Other operating expenses increased primarily as a result of $2.0 million in start-up related costs associated with our new third-party administration and management services organization business and $4.0 million in HIF expense.

Nine Months Ended June 30, 2014 and 2013

Premium revenue — Premium revenue from Health Choice was $503.2 million for the nine months ended June 30, 2014, an increase of $81.2 million or 19.2% compared to $422.1 million in the prior year period. The increase in premium revenue is attributable to a 6.2% increase in members, driven by growth in all of our product lines. Enrollment in our Medicare and Medicaid product lines increased 56.6% and 7.5%, respectively, compared to the prior year period. Premium revenue for our Medicaid product line has been impacted favorably by the expansion of the Medicaid program in Arizona, which has included the reinstatement of benefits for certain childless adult lives. Additionally, premium revenue for the nine months ended June 30, 2014, compared to the prior year period, increased as a result of additional reimbursement related to primary care physician Medicaid parity payments, which also includes a pass-through component impacting our medical expenses. We also recognized $4.0 million of revenue related to the new HIF as part of the Health Reform Law.

Medical claims — Prior to eliminations, medical claims expense was $445.3 million for the nine months ended June 30, 2014, compared to $353.9 million in the prior year period. Medical claims expense as a percentage of premium revenue was 88.5% for the nine months ended June 30, 2014, compared to 83.8% in the prior year period. Excluding the impact of the HIF revenue, medical claims as a percentage of premium revenue was 89.4% for the nine months ended June 30, 2014, compared to 83.8% in the prior year period. This increase is primarily attributable to additional medical expenses associated with the increase in childless adult members, resulting from the recent expansion of the Medicaid program in Arizona, a population that typically presents for medical treatment more frequently and at higher acuity levels, particularly as they are newly enrolled (and prior to effective management of their care). Additionally, we have incurred an increase in pharmacy costs resulting from an increase in specialty drug utilization, including $3.8 million of additional costs associated with a new drug used to cure Hepatitis C.

Other operating expenses — Other operating expenses for the nine months ended June 30, 2014, were $28.4 million, or 5.7% of premium revenue, compared to $17.5 million, or 4.1% of premium revenue in the prior year period. Other operating expenses increased primarily as a result of $3.0 million in start-up related costs associated with our new third-party administration and management services organization business and $4.0 million in HIF expense.

Income Tax Expense

Quarters ended June 30, 2014 and 2013

For the quarter ended June 30, 2014, we recorded income tax expense of $1.1 million, for an effective tax rate of (11.2%), compared to income tax expense of $4.0 million, for an effective tax rate of 42.7% in the prior year quarter. The change in the effective tax rate was primarily due to the following: (1) an increase in nondeductible compensation, including stock-based compensation; (2) a $1.5 million expense related to an excess of cumulative compensation deductions over the realized tax benefit upon the exercise of employee stock options; (3) the HIF imposed by the Health Reform Law beginning in 2014, which is treated as a nondeductible excise tax; and (4) the decrease in net earnings from continuing operations, which magnified the rate impact of state income taxes (including the Texas margins tax), noncontrolling interests, and other adjustments.

Nine months ended June 30, 2014 and 2013

For the nine months ended June 30, 2014, we recorded income tax expense of $7.4 million, for an effective tax rate of 599.6%, compared to income tax expense of $6.4 million, for an effective tax rate of 46.8% in the prior year period. The change in the effective tax rate was primarily due to the following: (1) an increase in nondeductible compensation, including stock-based compensation; (2) a $1.5 million expense related to an excess of cumulative compensation deductions over the realized tax benefit upon the exercise of employee stock options; (3) the HIF imposed by the Health Reform Law beginning in 2014, which is treated as a nondeductible excise tax; and (4) the decrease in net earnings from continuing operations, which magnified the rate impact of state income taxes (including the Texas margins tax), noncontrolling interests, and other adjustments.

LIQUIDITY AND CAPITAL RESOURCES

Overview of Cash Flow Activities for the Nine Months Ended June 30, 2014 and 2013

Our cash flows are summarized as follows (in thousands):

	Nine Month Ended June 30,
	2014	2013
Cash flows from operating activities	$(10,544)	$12,924
Cash flows from investing activities	$(84,100)	$(82,487)
Cash flows from financing activities	$(25,844)	$38,537

Operating Activities

Cash flows used in operating activities for the nine months ended June 30, 2014, which declined $23.5 million compared to the prior year period, were impacted by the payment of $22.3 million in income taxes, transaction fees and other costs, as well as $16.9 million of additional rent payments, associated with the recent sale-leaseback of certain hospital real estate. In addition, cash flows used in continuing operations were impacted by the timing of payments related to primary care physician Medicaid parity at Health Choice.

At June 30, 2014, we had $570.7 million in net working capital, compared to $491.4 million at September 30, 2013, excluding the impact of our assets and liabilities held for sale. Net accounts receivable decreased $34.4 million to $336.6 million at June 30, 2014, from $371.0 million at September 30, 2013. Our days revenue in accounts receivable at June 30, 2014, were 54, compared to 56 at September 30, 2013 and 59 at June 30, 2013.

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

Financing Activities

Cash flows used in financing activities was $25.8 million for the nine months ended June 30, 2014, compared to cash provided of $38.5 million in the prior year period. The prior year period included proceeds from borrowings on our revolving credit facilities of $147.0 million, along with subsequent debt payments of $102.2 million. The nine months ended June 30, 2014, includes regular debt payments of $10.1 million and distributions to non-controlling interests of $5.2 million associated with the sale-leaseback of certain hospital real estate.

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

Credit Ratings

The table below summarizes our corporate rating, as well as our credit ratings for the Senior Secured Credit Facilities and Senior Notes as of the Original Filing Date:

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

Item 4. Controls and Procedures

Evaluations of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2014, the end of the period covered by the Original Filing. Based on this evaluation, at the time of the Original Filing, our Chief Executive Officer and Chief Financial Officer originally concluded that our disclosure controls and procedures were effective as of June 30, 2014.

Subsequent to the Original Filing, in connection with the restatement discussed in the Explanatory Note and in Note 1A to our consolidated financial statements with respect to the third and fourth fiscal quarters of our 2014 fiscal year and the first quarter of the 2015 fiscal year, our Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has identified a material weakness in the internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. For these periods, our management identified a lack of sufficient controls regarding appropriate segregation of duties with respect to our managed care business’ accounting for estimated program settlements under our largest state managed Medicaid contract. A lack of appropriate segregation of duties occurred because the managed care division finance employee charged with reviewing journal entries with respect to such program settlements also prepared the related supporting schedules. Solely as a result of such material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2014.

In light of the deficiency described above, we have performed additional analysis and reviews to provide reasonable assurance that the financial statements in this Amendment have been prepared in accordance with generally accepted accounting principles.

Remediation Plan

Our management team has developed a plan to address this material weakness. This plan includes the adoption of polices that specifically delineate responsibility for the preparation and review of estimated program settlement amounts and practices to ensure a separation of duties in these areas, as well as adding an additional level of review of supporting documentation and related journal entries. We believe that these steps will correct the material weakness described above.

Changes in Internal Control Over Financial Reporting

Except as discussed above, during the quarter ended June 30, 2014, there have been no changes in our internal controls that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

Reference is made to the factors set forth under the caption “Forward-Looking Statements” in Part I, Item 2 of this Amendment and other risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, which are incorporated herein by reference. There have not been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

Item 6. Exhibits

(a)	List of Exhibits:

Exhibits: See the Index to Exhibits at the end of this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IASIS HEALTHCARE LLC

Date: May 15, 2015	By:	/s/ John M. Doyle
John M. Doyle
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from our quarterly report on Form 10-Q/A for the quarter ended June 30, 2014, filed with the SEC on May 15, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated balance sheets at June 30, 2014 and September 30, 2013, (ii) the condensed consolidated statements of operations for the quarters and nine months ended June 30, 2014 and 2013, (iii) the condensed consolidated statements of comprehensive income (loss) for the quarters and nine months ended June 30, 2014 and 2013, (iv) the condensed consolidated statement of equity, (v) the condensed consolidated statements of cash flows for the nine months ended June 30, 2014 and 2013, and (vi) the notes to the condensed consolidated financial statements (tagged as blocks of text). (1)

(1)	The XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q/A shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.