Form 10-K/A
period 2014-09-30
IASIS Healthcare LLC
filed 2015-05-15
CIK 1294632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

IASIS Healthcare LLC (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K/A (this “Amendment”) to restate and amend the Company’s previously issued audited consolidated financial statements and related financial information for the year ended September 30, 2014 previously included in its Annual Report on Form 10-K for the year ended September 30, 2014 (the “Original Filing”), which was previously filed with the Securities and Exchange Commission (the “SEC”) on December 8, 2014 (the “Original Filing Date”). This Amendment also amends certain other items in the Original Filing as listed in “Items Amended in this Form 10-K/A” below. In addition, concurrently with filing this Amendment, we are filing amendments to our quarterly reports on Form 10-Q for the periods ended June 30, 2014 and December 31, 2014, to restate and amend the Company’s previously issued unaudited condensed consolidated financial statements and related financial information for the periods contained in these reports and to amend certain other items within those reports.

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

This determination occurred after Company management, through an internal review of the program settlement process described below, identified certain errors made by a former managed care division finance employee. The errors relate to the program settlement process for the Company’s largest managed Medicaid plan under the related state contract. This program settlement process reconciles estimated amounts due to or from the state based on the actual premium revenue and medical costs and contractually mandated limits on profits and losses. Although estimates of future program settlements are recorded in current periods, the program settlement process typically occurs in the 18 months post-plan year, when actual (rather than projected) claims and member eligibility data become available and a net settlement amount is either due to or from the state. Accordingly, the errors did not involve any cash payments, and the Company’s cash position is not affected, as actual final program settlements are not paid until the end of this reconciliation process.

For the year ended September 30, 2014, the correction of this error decreases the Company’s consolidated net revenue and pre-tax earnings by approximately $30.1 million relative to the amount reported in the Original Filing, a decrease of 1.2% relative to such amounts for the year ended September 30, 2014 reported in the Original Filing. Please refer to Note 1A—“Restatement of Previously Issued Consolidated Financial Statements” included in our audited consolidated financial statements and notes thereto in this Amendment for more information regarding correction of this error.

Along with restating our financial statements to correct the error discussed above, we are making adjustments for certain previously identified immaterial accounting errors with respect to the year ended September 30, 2014. When these financial statements were originally issued, we assessed the impact of these unrecorded adjustments and concluded that they were not material individually or in the aggregate to our financial statements for the year ended September 30, 2014 and reported fiscal quarters within the year ended September 30, 2014, or any other period. However, in conjunction with the restatement, we have determined that it would be appropriate within this Amendment to record all such previously unrecorded adjustments for the year ended September 30, 2014. Please refer to Note 1A - “Restatement of Previously Issued Consolidated Financial Statements” included in our audited consolidated financial statements and notes thereto in this Amendment for more information regarding the impact of these adjustments.

Because these revisions are treated as corrections of errors to our prior period financial results, the revisions are considered to be a “restatement” under U.S. generally accepted accounting principles. Accordingly, the revised financial information for the year ended September 30, 2014, included in this Amendment has been identified as “restated”.

Internal Controls

Our management has determined that there was a deficiency in our internal control over financial reporting that constitutes a material weakness, as defined by SEC regulations, at September 30, 2014, as discussed in Part II, Item 9A of this Amendment.

i

Items Amended in this Form 10-K/A

For the convenience of the reader, this Amendment amends and restates the Original Filing. However, only the following items in the Original Filing have been amended as a result of, and to reflect, the restatement and adjustments described above:

•	Part I, Item 1 – Business

•	Part I, Item 1A – Risk Factors

•	Part II, Item 6 – Selected Financial Data

•	Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II, Item 8 – Financial Statements and Supplementary Data

•	Part II, Item 9A – Controls and Procedures

•	Part III, Item 11 – Executive Compensation

•	Part IV, Item 15 - Exhibits and Financial Statement Schedules

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

CERTAIN TERMS

In this Annual Report on Form 10-K/A (this “Report”), unless indicated or the context requires otherwise, the terms “we,” “us,” “our,” the “Company” or “our company” refers to IASIS Healthcare LLC and its consolidated subsidiaries (“IASIS”). Our parent company, IASIS Healthcare Corporation (“IAS”), is our sole member.

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

v

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

For the year ended September 30, 2014, we generated revenues of $2.5 billion, net earnings from continuing operations of $2.6 million and adjusted EBITDA of $239.8 million. For fiscal 2014, $1.8 billion, or 72.1% of our revenue was derived from our acute care operations and $699.3 million, or 27.9% was derived from our managed care operations.

Our principal executive offices are located at Dover Centre, 117 Seaboard Lane, Bldg. E, Franklin, Tennessee 37067, and our telephone number is (615) 844-2747. Our website address is www.iasishealthcare.com. The information on, or accessible through our website is not incorporated into and does not constitute a part of this Report or any other document that we file with or furnish to the SEC.

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

Competition

Our facilities and related businesses operate in competitive environments. Several factors affect our competitive position, including:

•	the local economies in which we operate;

•	the level of tourism in our service areas;

•	our managed care contracting relationships;

•	the number, availability, quality and specialties of physicians, nurses and other healthcare professionals;

•	the scope, breadth and quality of services;

•	the reputation of our facilities and physicians;

•	ability to develop, expand or participate in accountable care networks in certain markets;

•	growth in hospital capacity and healthcare access points in the markets we serve;

•	the physical condition of our facilities and medical equipment;

•	the location of our facilities and availability of physician office space;

•	federal and state restrictions;

•	the availability of parking or proximity to public transportation;

•	accumulation, access and interpretation of publicly reported quality indicators;

•	growth in outpatient service providers;

•	the charges we can set for our services and the growing demand for transparency of such charges; and

•	the geographic coverage of our hospitals in the regions in which we operate.

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

Premium and Service Revenues

The following table provides the sources of Health Choice’s premium and service revenues by major product line:

	Year Ended September 30,
	2014	2013	2012
Medicaid and Medicaid MSO	86.7%	90.1%	90.3%
MAPD SNP	13.1	9.9	9.7
Other	0.2	—	—

Total	100.0%	100.0%	100.0%

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

We do not expect our obligations under these or other applicable environmental laws and requirements to have a material effect on us. In our operations, we also may identify other circumstances at our facilities, such as water intrusion or the presence of mold or fungus, which warrant action, and we can incur additional costs to address those circumstances. Under various environmental laws, we also may be required to clean up or contribute to the cost of cleaning up substances that have been released to the environment either at properties owned or operated by us or our predecessors or at properties to which substances from our operations were sent for off-site treatment or disposal. These remediation obligations may be imposed without regard to fault, and liability for environmental remediation can be substantial. While we cannot predict whether or to what extent we might be held responsible for such cleanup costs, as of this Report, we have identified no significant cleanup costs or liabilities expected to have a material effect on us.

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

ARRA included approximately $26.0 billion in funding for various healthcare information technology (“IT”) initiatives, including Medicare and Medicaid incentives for eligible hospitals and professionals to adopt and meaningfully use certified EHR technology (“EHR Incentive Programs”). In addition, eligible providers that fail to demonstrate meaningful use of certified EHR technology will be subject to reduced payments from Medicare, beginning in federal fiscal year 2015 for eligible hospitals and calendar year 2015 for eligible professionals. Implementation of the EHR Incentive Programs has been divided into three stages with increasing requirements for participation. Stage 1 requires providers to meet meaningful use objectives specified by CMS, which include electronically capturing health information in structured format, tracking key clinical conditions for coordination of care purposes, implementing clinical decision support tools to facilitate disease and medication management, using EHRs to engage patients and families, and reporting clinical quality measures and public health information. Our hospitals, and several physician clinics, substantially met the Stage 1 requirements in fiscal year 2012. On September 4, 2012, CMS published a final rule that specified the Stage 2 criteria for continued participation in the EHR Incentive Programs. Stage 2 introduces several new meaningful use measures, and imposes stricter requirements on certain existing Stage 1 measures. Providers must achieve meaningful use under the Stage 1 criteria before advancing to Stage 2 and must meet the criteria for the stage based on their first year of attesting to meaningful use. Our hospitals and physician clinics whose first payment year was 2011 or 2012 must meet Stage 2 criteria beginning in 2014. As of the Original Filing Date, the majority of our hospitals have met the Stage 2 meaningful use criteria. Though we expect to continue to incur certain non-productive and other operating costs, and additional investments in hardware and software, we believe our historical investments in advanced clinical and other information systems, and quality of care programs, provides a solid platform to build upon for timely compliance with the healthcare IT initiatives and requirements of ARRA. During the years ended September 30, 2014, 2013 and 2012, we recognized income from Medicare and Medicaid EHR incentives totaling $14.8 million, $20.7 million and $21.8 million, respectively.

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

Our acute care and managed care business segments operate in various regions across the country. For the fiscal year ended September 30, 2014, our total revenue was generated in the following geographic areas:

Phoenix, Arizona	41.2%
Five cities in Texas, including Houston and San Antonio	30.4%
Salt Lake City, Utah	21.0%
Other	7.4%

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

Our senior credit agreement and indenture allow us flexibility in investing the net proceeds of this disposition, and we may use such proceeds in ways not contemplated at the time of this Report. See “Management’s Discussion and Analysis—Liquidity and Capital Resources—Capital Expenditures.” If we do not invest or apply such proceeds in ways that enhance our Company’s value, we may fail to achieve expected financial results and our business, financial condition and result from operations could be materially and adversely affected.

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

Effective October 1, 2013, Health Choice entered into a new contract with AHCCCS, Arizona’s Medicaid agency. The contract has an initial term of three years and includes two additional one-year renewal options that can be exercised at the discretion of AHCCCS. The contract is terminable without cause on 90 days written notice or for cause upon written notice if Health Choice fails to comply with any term or condition or fail to take corrective action as required to comply with the terms of the contract. AHCCCS can also terminate our contract upon unavailability of state or federal funding. If our contract with AHCCCS is terminated, our financial condition, cash flows and results of operations would be adversely affected. The new contract allows Health Choice to serve Medicaid members in the following Arizona counties: Apache, Coconino, Gila, Maricopa, Mohave, Navajo, Pima and Pinal. For the years ended September 30, 2014, 2013 and 2012, Health Choice’s contract with AHCCCS contributed 23.6%, 22.0% and 22.9%, respectively, to our consolidated total revenue.

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

AHCCCS and the Medicaid agency in Utah, with the required approval of CMS, set the capitated rates received at Health Choice which subcontracts with physicians, hospitals and other healthcare providers to provide services to its enrollees. If Health Choice fails to manage healthcare costs effectively, these costs may exceed the payments it receives. Historically, our medical claims expense as a percentage of premium revenue has fluctuated. Our medical loss ratio (medical claims expense as a percentage of premium revenue) for the years ended September 30, 2014, 2013 and 2012, was 87.7%, 84.1% and 83.1%, respectively. Relatively small changes in these medical loss ratios can create significant changes in the profitability of Health Choice. Many factors can cause actual healthcare costs to exceed the capitated rates Health Choice receives, including:

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

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowing will be available to us under our Senior Secured Credit Facilities in an amount sufficient to enable us to pay the principal and interest on our indebtedness, including the Senior Notes and term loans, or to fund our other liquidity needs. Our ability to fund these payments is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control. We may need to refinance all or a portion of our indebtedness, including the Senior Notes and term loans, by maturity. We cannot assure you we can refinance any of our indebtedness, on commercially reasonable terms or. In addition, the terms of existing or future debt agreements, including the amended and restated credit agreement governing the Senior Secured Credit Facilities and the indenture governing the Senior Notes, may restrict us from affecting any of these alternatives.

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

We operate 16 acute care hospital facilities and one behavioral health hospital facility. Each of our hospitals is included in the acute care operations of our business, as discussed in Footnote 14 (Segment and Geographic Information) to our audited, consolidated financial statements in this Report. We own ten and lease six of our hospital facilities. Nine of our acute care hospitals have third-party investors. The following table contains information concerning our hospitals.

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

The following table presents selected historical financial data for the fiscal years ended September 30, 2014, 2013, 2012, 2011 and 2010, and was derived from our audited, consolidated financial statements. The following selected historical financial data for the fiscal year ended September 30, 2014, has been restated to reflect corrections to the Original Filing, which are discussed further in the Explanatory Note to this Amendment and in Note 1A to our audited consolidated financial statements included in this Report.

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

	Year Ended September 30,
	2014	2013	2012	2011	2010
Statement of Operations Data
Total revenue	$2,502,456	$2,285,054	$2,244,941	$2,250,730	$2,071,439
Costs and expenses
Salaries and benefits	892,818	848,010	790,080	679,760	558,860
Supplies	299,760	294,409	283,663	257,676	216,490
Medical claims	596,778	467,294	466,125	630,202	678,651
Rentals and leases	72,714	52,896	42,785	40,284	34,154
Other operating expenses	426,933	393,516	415,097	378,255	315,362
Medicare and Medicaid EHR incentives	(14,417)	(20,723)	(21,831)	(9,042)	—
Interest expense, net	130,818	133,206	137,990	96,026	66,755
Depreciation and amortization	95,312	94,026	101,264	92,265	83,002
Management fees	5,000	5,000	5,000	5,000	5,000
Loss on extinguishment of debt	—	—	—	23,075	—

Total costs and expenses	2,505,716	2,267,634	2,220,173	2,193,501	1,958,274

Earnings (loss) from continuing operations before gain (loss) on disposal of assets and income taxes	(3,260)	17,420	24,768	57,229	113,165
Gain (loss) on disposal of assets, net	3,402	(8,982)	2,241	131	258

Earnings from continuing operations before income taxes	142	8,438	27,009	57,360	113,423
Income tax (benefit) expense	(2,464)	3,647	1,981	20,689	42,018

Net earnings from continuing operations	2,606	4,791	25,028	36,671	71,405
Earnings (loss) from discontinued operations, net of income taxes	(14,043)	5,708	6,560	5,044	3,341

Net earnings (loss)	(11,437)	10,499	31,588	41,715	74,746
Net earnings attributable to non-controlling interests	(11,668)	(7,215)	(8,712)	(10,354)	(8,279)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(23,105)	$3,284	$22,876	$31,361	$66,467

	September 30,
	2014	2013	2012	2011	2010
Balance Sheet Data
Cash and cash equivalents	$341,180	$438,131	$48,882	$147,327	$144,511
Total assets	$2,699,836	$2,880,265	$2,698,485	$2,679,777	$2,353,194
Long-term debt, capital leases and other obligations (including current portion)	$1,853,800	$1,866,043	$1,866,494	$1,878,769	$1,051,578
Member’s equity	$120,005	$142,262	$141,589	$118,000	$702,135

Selected Operating Data

The following table sets forth certain unaudited operating data for each of the periods presented.

	Year Ended September 30,
	2014	2013	2012
Acute care operations (1)
Number of acute care hospital facilities at end of period	15	15	15
Licensed beds at end of period (2)	3,604	3,626	3,603
Average length of stay (days) (3)	5.0	4.9	4.7
Occupancy rates (average beds in service)	48.5%	48.5%	49.0%
Admissions (4)	100,909	103,509	106,084
Adjusted admissions (5)	186,609	185,147	182,420
Patient days (6)	503,648	508,157	500,935
Adjusted patient days (5)	931,387	908,941	861,396
Surgeries	65,484	64,460	60,121
Emergency room visits	411,156	410,503	384,790
Net patient revenue per adjusted admission (7)	$9,544	$9,140	$9,048
Outpatient revenue as a % of gross patient revenue	45.9%	44.1%	41.8%

Managed care operations
Health plan lives (8)	223,400	188,000	192,500
MSO lives (9)	83,400	—	—
Accountable care network lives (10)	34,100	—	—

Total lives	340,900	188,000	192,500
Medical loss ratio (11)	87.7%	84.1%	83.1%

(1)	Excludes the impact of our Nevada and Florida operations, which are reflected in discontinued operations.
(2)	Includes St. Luke’s Behavioral Hospital in Phoenix, Arizona.
(3)	Represents the average number of days that a patient stayed in our hospitals.
(4)	Represents the total number of patients admitted to our hospitals that qualify for inpatient status. Management and investors use this number as a general measure of inpatient volume.
(5)	Adjusted admissions and adjusted patient days are general measures of combined inpatient and outpatient volume. We compute adjusted admissions/patient days by multiplying admissions/patient days by gross patient revenue and then dividing that number by gross inpatient revenue.
(6)	Represents the number of days our beds were occupied by inpatients over the period.
(7)	Includes the impact of the provision for bad debts as a component of revenue.
(8)	Represents total lives enrolled across all health plan product lines. Includes dual-eligible lives, which are members eligible for Medicare and Medicaid benefits, under Health Choice’s contract with CMS to provide coverage as a MAPD SNP totaling 8,700 and 4,500 as of September 30, 2014 and 2013, respectively.
(9)	Represents lives enrolled in Health Choice’s MSO that provides management and administrative services to a large national insurer’s Medicaid plan members in the Tampa and Panhandle regions of Florida.
(10)	Represents health plan member lives for which Health Choice Preferred accountable care networks manage medical care and participating providers and Health Choice share associated financial risks.
(11)	Represents medical claims expense as a percentage of premium revenue, including claims paid to our hospitals.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Data for the years ended September 30, 2014, 2013 and 2012, have been derived from our audited, consolidated financial statements. Our audited consolidated financial statements for the fiscal year ended September 30, 2014, have been restated to reflect corrections to the Original Filing, which are discussed further in the Explanatory Note to this Amendment and in Note 1A to our audited, consolidated financial statements appearing under “Item 8- Financial Statements and Supplementary Data” of this Report.

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

Revenue and Volume Trends

Total revenue for the year ended September 30, 2014, increased $217.4 million or 9.5% compared to the prior year. Total revenue is comprised of acute care revenue, which is recorded net of the provision for bad debts, and premium and service revenues. Acute care revenue increased $82.3 million or 4.8% compared to the prior year, while premium and service revenues in our managed care operations increased $135.2 million or 24.0% compared to the prior year.

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

The percentages of our insured and uninsured net hospital receivables are summarized as follows (1):

	September 30, 2014	September 30, 2013
Insured receivables	81.0%	74.5%
Uninsured receivables	19.0	25.5

Total	100.0%	100.0%

The percentages of hospital receivables in summarized aging categories are as follows (1):

	September 30, 2014	September 30, 2013
0 to 90 days	63.2%	62.0%
91 to 180 days	18.0	20.8
Over 180 days	18.8	17.2

Total	100.0%	100.0%

(1)	Excludes hospital receivables related to our discontinued Florida and Nevada operations.

Premium and service revenues

Premium and service revenues generated by our managed care operations represented 27.9%, 24.7% and 25.4%, of our total revenue for the years ended September 30, 2014, 2013 and 2012, respectively.

Health Choice contracts with state Medicaid programs in Arizona and Utah to provide specified health services to qualified Medicaid enrollees through contracted healthcare providers. Most of its premium revenue is derived through a contract with AHCCCS, the state agency that administers Arizona’s Medicaid program. The contract requires Health Choice to arrange for healthcare services for enrolled Medicaid patients in exchange for fixed monthly premiums, based upon negotiated per capita member rates, and supplemental payments from AHCCCS. Premium revenue includes adjustments to revenue related to the program settlement process for the Arizona managed Medicaid plan under the related state contract. This program settlement process reconciles estimated amounts due to or from the state based on the actual premium revenue and medical costs and contractually mandated limits on profits and losses. Although estimates of future program settlement amounts are recorded in current periods, the program settlement process typically occurs in the 18 months post-plan year, when actual (rather than projected) claims and member eligibility data become available and a net settlement amount is either due to or from the state. Adjustments to the estimates of future program settlement amounts are recorded as a component of premium revenue.

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

	Year Ended September 30, 2014		Year Ended September 30, 2013		Year Ended September 30, 2012
($ in thousands):	Amount	Percentage	Amount	Percentage	Amount	Percentage
Revenues
Acute care revenue before provision for bad debts	$2,140,270		$2,047,880		$1,917,576
Less: Provision for bad debts	(337,118)		(326,978)		(241,777)

Acute care revenue	1,803,152	72.1%	1,720,902	75.3%	1,675,799	74.6%
Premium and service revenues	699,304	27.9%	564,152	24.7%	569,142	25.4%

Total revenue	2,502,456	100.0%	2,285,054	100.0%	2,244,941	100.0%
Costs and expenses
Salaries and benefits	892,818	35.7%	848,010	37.1%	790,080	35.2%
Supplies	299,760	12.0%	294,409	12.9%	283,663	12.6%
Medical claims	596,778	23.8%	467,294	20.5%	466,125	20.8%
Rentals and leases	72,714	2.9%	52,896	2.3%	42,785	1.9%
Other operating expenses	426,933	17.1%	393,516	17.2%	415,097	18.5%
Medicare and Medicaid EHR incentives	(14,417)	(0.6%)	(20,723)	(0.9%)	(21,831)	(1.0%)
Interest expense, net	130,818	5.2%	133,206	5.8%	137,990	6.1%
Depreciation and amortization	95,312	3.8%	94,026	4.1%	101,264	4.5%
Management fees	5,000	0.2%	5,000	0.2%	5,000	0.2%

Total costs and expenses	2,505,716	100.1%	2,267,634	99.2%	2,220,173	98.9%
Earnings (loss) from continuing operations before gain (loss) on disposal of assets and income taxes	(3,260)	(0.1%)	17,420	0.8%	24,768	1.1%
Gain (loss) on disposal of assets, net	3,402	0.1%	(8,982)	(0.4%)	2,241	0.1%

Earnings from continuing operations before income taxes	142	0.0%	8,438	0.4%	27,009	1.2%
Income tax expense (benefit)	(2,464)	(0.1%)	3,647	0.2%	1,981	0.1%

Net earnings from continuing operations	2,606	0.1%	4,791	0.2%	25,028	1.1%
Earnings (loss) from discontinued operations, net of income taxes	(14,043)	(0.6%)	5,708	0.3%	6,560	0.3%

Net earnings (loss)	(11,437)	(0.5%)	10,499	0.5%	31,588	1.4%
Net earnings attributable to non-controlling interests	(11,668)	(0.4%)	(7,215)	(0.3%)	(8,712)	(0.4%)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(23,105)	(0.9%)	$3,284	0.1%	$22,876	1.0%

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

Years Ended September 30, 2014 and 2013

Income tax expense—We recorded an income tax benefit from continuing operations of $2.5 million, resulting in an effective tax rate of (1,737.5)% for the year ended September 30, 2014, compared to income tax expense from continuing operations of $3.6 million, for an effective tax rate of 43.2% in the prior year. During September 2014, the IRS issued final regulations related to compensation deduction limitations applicable to certain health insurance providers. Pursuant to these final regulations, we recognized an income tax benefit of $3.7 million during the year ended September 30, 2014, to reverse previously recorded tax expense related to this item. The effective tax rate was also reduced by the following: (1) a $1.1 million tax benefit resulting from a change in our estimate of the state impact of deferred tax assets and liabilities, and (2) the decrease in net earnings from continuing operations, which magnified the rate impact of state income taxes (including the Texas margins tax), non-controlling interests, and other adjustments. The decreases to the effective tax rate were partially offset by the following increases: (1) a $1.9 million charge related to an excess of cumulative compensation expense over the realized tax benefit upon the exercise of employee stock options, and (2) the HIF imposed by the Health Reform Law beginning in 2014, which is treated as a nondeductible excise tax.

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

	Year Ended September 30, 2014		Year Ended September 30, 2013		Year Ended September 30, 2012
($ in thousands):	Amount	Percentage	Amount	Percentage	Amount	Percentage
Acute care revenue
Acute care revenue before provision for bad debts	$2,140,270		$2,047,880		$1,917,576
Less: Provision for bad debts	(337,118)		(326,978)		(241,777)

Acute care revenue	1,803,152	99.3%	1,720,902	99.6%	1,675,799	99.6%
Revenue between segments (1)	13,079	0.7%	7,092	0.4%	7,092	0.4%

Total acute care revenue	1,816,231	100.0%	1,727,994	100.0%	1,682,891	100.0%
Costs and expenses
Salaries and benefits	857,893	47.2%	824,025	47.7%	768,553	45.7%
Supplies	299,527	16.5%	294,226	17.0%	283,435	16.8%
Rentals and leases	71,016	3.9%	51,352	3.0%	41,252	2.5%
Other operating expenses	385,957	21.3%	370,068	21.4%	392,619	23.3%
Medicare and Medicaid EHR incentives	(14,417)	(0.8%)	(20,723)	(1.2%)	(21,831)	(1.3%)
Interest expense, net	130,818	7.2%	133,206	7.7%	137,990	8.2%
Depreciation and amortization	91,150	5.0%	89,878	5.2%	97,380	5.8%
Management fees	5,000	0.3%	5,000	0.3%	5,000	0.3%

Total costs and expenses	1,826,944	100.6%	1,747,032	101.1%	1,704,398	101.3%
Loss from continuing operations before gain (loss) on disposal of assets and income taxes	(10,713)	(0.6%)	(19,038)	(1.1%)	(21,507)	(1.3%)
Gain (loss) on disposal of assets, net	3,402	0.2%	(8,982)	(0.5%)	2,241	0.1%

Loss from continuing operations before income taxes	$(7,311)	(0.4%)	$(28,020)	(1.6%)	$(19,266)	(1.1%)

(1)	Revenue between segments is eliminated in our consolidated results.

Years Ended September 30, 2014 and 2013

Total acute care revenue—Total acute care revenue for the year ended September 30, 2014, was $1.82 billion, an increase of $88.2 million or 5.1% compared to $1.73 billion in the prior year. The increase in total acute care revenue is primarily due to an increase in net patient revenue per adjusted admission of 4.4% and an increase in adjusted admissions of 0.8%. The provision for bad debts for the year ended September 30, 2014, was $337.1 million, an increase of $10.1 million or 3.1% compared to $327.0 million in the prior year. The 3.1% increase in the provision for bad debts for the year ended September 30, 2014, represents a moderation resulting from declines in uninsured volume and revenue, primarily in the third and fourth quarters of fiscal 2014, resulting from Medicaid expansion associated with the Health Reform Law and improving economic factors in the markets in which we operate.

Net adjustments to estimated third-party payor settlements, also known as prior year contractuals, resulted in an increase in total acute care revenue of $3.9 million and $8.3 million for the years ended September 30, 2014 and 2013, respectively.

Salaries and benefits—Salaries and benefits expense for the year ended September 30, 2014, was $857.9 million, or 47.2% of total acute care revenue, compared to $824.0 million, or 47.7% of total acute care revenue in the prior year. Excluding the impact of stock-based compensation, salaries and benefits expense as a percentage of total acute care revenue was 46.6% for the year ended September 30, 2014, compared to 47.5% in the prior year. Salaries and benefits expense as a percentage of total acute care revenue, excluding the impact of stock-based compensation, decreased primarily as a result of revenue growth and improvements in labor productivity.

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

Other operating expenses—Other operating expenses for the year ended September 30, 2014, were $386.0 million, or 21.3% of total acute care revenue, compared to $370.1 million, or 21.4% of total acute care revenue in the prior year. The decrease in other operating expenses as a percentage of total acute care revenue is primarily due to the result of a reduction in professional fees and other indigent care costs associated with our Texas hospitals’ participation in certain Medicaid supplemental reimbursement programs.

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

	Year Ended September 30, 2014		Year Ended September 30, 2013		Year Ended September 30, 2012
($ in thousands):	Amount	Percentage	Amount	Percentage	Amount	Percentage
Premium and service revenues
Premium and service revenues	$699,304	100.0%	$564,152	100.0%	$569,142	100.0%
Costs and expenses
Salaries and benefits	34,925	5.0%	23,985	4.3%	21,527	3.8%
Supplies	233	0.0%	183	0.0%	228	0.0%
Medical claims (1)	609,857	87.2%	474,386	84.1%	473,217	83.1%
Other operating expenses	40,976	5.9%	23,448	4.1%	22,478	4.0%
Rentals and leases	1,698	0.2%	1,544	0.3%	1,533	0.3%
Depreciation and amortization	4,162	0.6%	4,148	0.7%	3,884	0.7%

Total costs and expenses	691,851	98.9%	527,694	93.5%	522,867	91.9%

Earnings before income taxes	$7,453	1.1%	$36,458	6.5%	$46,275	8.1%

(1)	Medical claims paid to our hospitals of $13.1 million, $7.1 million and $7.1 million for the years ended September 30, 2014, 2013 and 2012, respectively, are eliminated in our consolidated results.

Years Ended September 30, 2014 and 2013

Premium and service revenues—Premium and service revenues were $699.3 million for the year ended September 30, 2014, an increase of $135.2 million or 24.0%, compared to $564.2 million in the prior year. The increase in premium and service revenues is attributable to an 81.3% increase in lives, driven by growth in all of our managed care product lines, including our MSO subsidiary. For the year ended September 30, 2014, enrollment in our Medicare and Medicaid product lines increased 92.4% and 16.8%, respectively, compared to the prior year. Premium revenue for our managed Medicaid product line has been impacted favorably by the state of Arizona’s expansion of the Medicaid program in connection with the Health Reform Law. Premium revenue on a per member per month basis for our Arizona Medicaid product line increased 2.7% compared to the prior year. Additionally, premium revenue for the year ended September 30, 2014, compared to the prior year, increased as a result of additional reimbursement related to primary care physician Medicaid parity payments, which also includes a pass-through component impacting our medical expenses. We also recognized $8.2 million of revenue related to the new HIF as part of the Health Reform Law.

Medical claims—Medical claims expense was $609.9 million for the year ended September 30, 2014, compared to $474.4 million in the prior year. Medical claims expense as a percentage of premium revenue was 87.7% for the year ended September 30, 2014, compared to 84.1% in the prior year. Excluding the impact of the HIF revenue, medical claims as a percentage of premium revenue was 88.8% for the year ended September 30, 2014, compared to 84.1% in the prior year. This increase is primarily attributable to additional medical expenses associated with the growth in childless adult members, resulting from the recent expansion of the Medicaid program in Arizona, a population that typically experiences more frequent medical utilization and higher acuity levels, particularly as they are newly enrolled (and prior to effective management of their care). Additionally, we have incurred an increase in pharmacy costs during the year resulting from an increase in specialty drug utilization, including $3.8 million of additional costs associated with a new drug treatment used to cure Hepatitis C.

Other operating expenses—Other operating expenses for year ended September 30, 2014, were $41.0 million, or 5.9% of premium and service revenues, compared to $23.4 million, or 4.1% of premium and service revenues in the prior year. Other operating expenses increased primarily as a result of $4.8 million in start-up related costs associated with our new MSO-related business and $6.0 million in HIF expense.

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

	Quarter Ended
	Sept. 30, 2014	June 30, 2014	March 31, 2014 (1)	Dec. 31, 2013 (1)
	(in thousands)
Total revenue	$646,036	$632,748	$627,782	$595,890
Earnings (loss) from continuing operations before income taxes	(1,090)	(10,177)	7,003	4,406
Net earnings (loss) from continuing operations	8,762	(11,315)	3,231	1,929

	Quarter Ended
	Sept. 30, 2013 (1)	June 30, 2013 (1)	March 31, 2013 (1)	Dec. 31, 2012 (1)
	(in thousands)
Total revenue	$562,961	$576,236	$577,251	$568,606
Earnings (loss) from continuing operations before income taxes	(5,245)	9,463	1,087	3,131
Net earnings (loss) from continuing operations	(2,489)	5,426	(28)	1,881

(1)	The information presented for this quarter differs from our previously filed Quarterly Report on Form 10-Q as a result of our Nevada operations being accounted for in discontinued operations during our fiscal fourth quarter of 2014.

LIQUIDITY AND CAPITAL RESOURCES

Overview of Cash Flow Activities for the Years Ended September 30, 2014 and 2013

Our cash flows are summarized as follows (in thousands):

	Year Ended September 30,
	2014	2013
Cash flows from operating activities	$58,871	$98,152
Cash flows from investing activities	$(122,415)	$311,972
Cash flows from financing activities	$(33,407)	$(20,875)

Operating Activities

Cash flows provided by operating activities were $58.9 million for the year ended September 30, 2014, compared to $98.2 million in the prior year. Cash flows from operating activities were impacted by the payment of $22.3 million in income taxes, transaction fees and other costs, as well as $22.5 million of additional rent payments, associated with the sale-leaseback of certain hospital real estate, which closed at the end of fiscal 2013. In addition, cash flows from operating activities were impacted by the timing of payments related to primary care physician Medicaid parity and delays in Texas supplemental Medicaid reimbursement.

At September 30, 2014, we had $529.1 million in net working capital, compared to $491.4 million at September 30, 2013, both excluding assets and liabilities held for sale. Net accounts receivable decreased $65.3 million to $305.7 million at September 30, 2014, from $371.0 million at September 30, 2013. Our days revenue in accounts receivable at September 30, 2014, were 55, compared to 63 at September 30, 2013.

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

The Senior Notes bear interest at a rate of 8.375% per annum, payable semi-annually, in cash in arrears, on May 15 and November 15 of each year. We may redeem the Senior Notes in whole or in part, at any time on or after May 15, 2014, at a price equal to 106.281% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest and special interest, if any, to but excluding the redemption date, subject to compliance with certain conditions. Each subsequent year the redemption price declines 2.093% until 2017, and thereafter, at which point the redemption price is equal to 100% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest and special interest, if any, to but excluding the redemption date.

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

Credit Ratings

The table below summarizes our corporate rating, as well as our credit ratings for the Senior Secured Credit Facilities and Senior Notes as of the date of the Original Filing Date:

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

	Payments Due By Period
	1 Year	2-3 Years	4-5 Years	More than 5 Years	Total
	(in millions)
Contractual Cash Obligations
Long-term debt, with interest (1)	$125.6	$249.9	$1,946.5	$—	$2,322.0
Capital lease obligations, with interest	1.9	1.7	1.3	3.0	7.9
Medical claims	79.5	—	—	—	79.5
Operating leases	51.0	92.9	77.5	240.5	461.9
Estimated self-insurance liabilities	15.3	22.8	17.7	25.2	81.0
Purchase obligations	40.3	23.5	15.3	4.9	84.0

Subtotal	$313.6	$390.8	$2,058.3	$273.6	$3,036.3

	Amount of Commitment Expiration Per Period
	1 Year	2-3 Years	4-5 Years	More than 5 Years	Total
	(in millions)
Other Commitments (2)
Guarantees of surety bonds	$0.5	$—	$—	$—	$0.5
Letters of credit	—	81.0	—	—	81.0
Other commitments	15.7	16.8	0.6	—	33.1

Subtotal	16.2	97.8	0.6	—	114.6

Total obligations and commitments	$329.8	$488.6	$2,058.9	$273.6	$3,150.9

(1)	We applied an interest rate of 4.5% to our Senior Secured Credit Facilities and 8.375% to our Senior Notes.
(2)	Excludes $10.2 million of unrecognized tax benefits and related interest that could result in a cash settlement, of which $7.6 million relates to timing differences between book and taxable income that may be offset by a reduction of cash tax obligations in future periods. We have not included these amounts in the above table as we cannot reliably estimate the amount and timing of payments related to these liabilities.

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

At September 30, 2014 and 2013, our self-pay receivables, including amounts due from uninsured patients and co-payment and deductible amounts due from insured patients, were $264.6 million and $336.2 million, respectively, while our allowance for doubtful accounts was $220.8 million and $255.7 million, respectively. Same-facility days revenue in accounts receivable were 55 at September 30, 2014, compared to 63 days at September 30, 2013. For the year ended September 30, 2014, the provision for bad debts was 15.8% of acute care revenue before provision for bad debts, compared to 16.0% in the prior year. Significant changes in payor mix or business office operations could have a significant impact on the provision for bad debts, as well as our results of operations and cash flows.

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

Medical Claims Payable. Medical claims expense, including claims paid to our hospitals, was $609.9 million, $474.4 million and $473.2 million, or 87.7%, 84.1% and 83.1% of premium revenue for the years ended September 30, 2014, 2013 and 2012, respectively. For the years ended September 30, 2014, 2013 and 2012, $13.1 million, $7.1 million and $7.1 million, respectively, of health plan payments made to hospitals and other healthcare entities owned by us for services provided to our enrollees were eliminated in consolidation.

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

IASIS Healthcare LLC

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

IASIS Healthcare Corporation, sole member of IASIS Healthcare LLC

We have audited the accompanying consolidated balance sheets of IASIS Healthcare LLC (“the Company”) as of September 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended September 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 1A, the consolidated financial statements have been restated to correct errors in revenue recognition for one of the Company’s managed Medicaid plans and for certain other errors.

/s/ Ernst & Young LLP

Nashville, Tennessee

December 8, 2014, except for Note 1A, as to which the date is May 15, 2015

IASIS HEALTHCARE LLC

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	September 30, 2014	September 30, 2013
	Restated
ASSETS
Current assets
Cash and cash equivalents	$341,180	$438,131
Accounts receivable, less allowance for doubtful accounts of $220,797 and $255,725 at September 30, 2014 and 2013, respectively	305,654	371,006
Inventories	57,632	57,781
Deferred income taxes	1,987	26,096
Prepaid expenses and other current assets	216,563	126,412
Assets held for sale	50,151	119,141

Total current assets	973,167	1,138,567

Property and equipment, net	826,478	833,169
Goodwill	814,498	816,410
Other intangible assets, net	23,331	25,957
Other assets, net	62,362	66,162

Total assets	$2,699,836	$2,880,265

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$128,359	$129,542
Salaries and benefits payable	71,121	62,884
Accrued interest payable	28,820	27,519
Medical claims payable	79,449	57,514
Other accrued expenses and current liabilities	73,491	92,553
Current portion of long-term debt, capital leases and other obligations	12,690	13,221
Advance on divestiture	—	144,803
Liabilities held for sale	9,171	3,208

Total current liabilities	403,101	531,244

Long-term debt, capital leases and other obligations	1,841,110	1,852,822
Deferred income taxes	100,499	115,592
Other long-term liabilities	117,289	123,120

Non-controlling interests with redemption rights	108,156	105,464

Equity
Member’s equity	120,005	142,262
Non-controlling interests	9,676	9,761

Total equity	129,681	152,023

Total liabilities and equity	$2,699,836	$2,880,265

See accompanying notes.

IASIS HEALTHCARE LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands)

	Year Ended September 30,
	2014	2013	2012
	Restated
Revenues
Acute care revenue before provision for bad debts	$2,140,270	$2,047,880	$1,917,576
Less: Provision for bad debts	(337,118)	(326,978)	(241,777)

Acute care revenue	1,803,152	1,720,902	1,675,799
Premium and service revenues	699,304	564,152	569,142

Total revenue	2,502,456	2,285,054	2,244,941

Costs and expenses
Salaries and benefits (includes stock-based compensation of $11,891, $3,855 and $10,077, respectively)	892,818	848,010	790,080
Supplies	299,760	294,409	283,663
Medical claims	596,778	467,294	466,125
Rentals and leases	72,714	52,896	42,785
Other operating expenses	426,933	393,516	415,097
Medicare and Medicaid EHR incentives	(14,417)	(20,723)	(21,831)
Interest expense, net	130,818	133,206	137,990
Depreciation and amortization	95,312	94,026	101,264
Management fees	5,000	5,000	5,000

Total costs and expenses	2,505,716	2,267,634	2,220,173

Earnings (loss) from continuing operations before gain (loss) on disposal of assets and income taxes	(3,260)	17,420	24,768
Gain (loss) on disposal of assets, net	3,402	(8,982)	2,241

Earnings from continuing operations before income taxes	142	8,438	27,009
Income tax expense (benefit)	(2,464)	3,647	1,981

Net earnings from continuing operations	2,606	4,791	25,028
Earnings (loss) from discontinued operations, net of income taxes	(14,043)	5,708	6,560

Net earnings (loss)	(11,437)	10,499	31,588
Net earnings attributable to non-controlling interests	(11,668)	(7,215)	(8,712)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(23,105)	$3,284	$22,876

See accompanying notes.

IASIS HEALTHCARE LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	Year Ended September 30,
	2014	2013	2012
	Restated
Net earnings (loss)	$(11,437)	$10,499	$31,588

Other comprehensive income (loss)
Change in fair value of highly effective interest rate hedges	2,023	1,662	(5,914)
Amortization of other comprehensive loss related to ineffective interest rate hedges	—	—	2,057

Other comprehensive income (loss) before income taxes	2,023	1,662	(3,857)

Change in income tax benefit (expense)	(738)	(618)	1,432

Other comprehensive income (loss), net of income taxes	1,285	1,044	(2,425)

Comprehensive income (loss)	(10,152)	11,543	29,163

Net earnings attributable to non-controlling interests	(11,668)	(7,215)	(8,712)

Comprehensive income (loss) attributable to IASIS Healthcare LLC	$(21,820)	$4,328	$20,451

See accompanying notes.

IASIS HEALTHCARE LLC

CONSOLIDATED STATEMENTS OF EQUITY

(In Thousands)

	Non-controlling Interests with Redemption Rights	Member’s Equity	Non- controlling Interests	Total Equity
Balance at September 30, 2011	$95,977	$118,000	$9,790	$127,790
Net earnings	8,643	22,876	69	22,945
Distributions to non-controlling interests	(8,580)	—	(86)	(86)
Repurchase of non-controlling interests	(589)	—	—	—
Acquisition related adjustments to redemption value of non-controlling interests with redemption rights	438	—	—	—
Other	(3,479)	—	10	10
Stock-based compensation	—	10,077	—	10,077
Other comprehensive loss	—	(2,425)	—	(2,425)
Adjustments related to tax benefit from parent company tax deductions	—	(191)	—	(191)
Income tax benefit from exercised employee stock options	—	6	—	6
Adjustment to redemption value of non-controlling interests with redemption rights	6,754	(6,754)	—	(6,754)

Balance at September 30, 2012	99,164	141,589	9,783	151,372
Net earnings	7,176	3,284	39	3,323
Distributions to non-controlling interests	(5,951)	—	(61)	(61)
Repurchase of non-controlling interests	(1,272)	—	—	—
Sale of non-controlling interests	1,262	—	—	—
Acquisition related adjustments to redemption value of non-controlling interests with redemption rights	364	—	—	—
Other	(3,316)	22	—	22
Stock-based compensation	—	3,855	—	3,855
Other comprehensive income	—	1,044	—	1,044
Income tax benefit from exercised employee stock options	—	16	—	16
Adjustments related to tax benefit from parent company tax deductions	—	489	—	489
Adjustment to redemption value of non-controlling interests with redemption rights	8,037	(8,037)	—	(8,037)

Balance at September 30, 2013	105,464	142,262	9,761	152,023
Net earnings (loss)	11,694	(23,105)	(26)	(23,131)
Distributions to non-controlling interests	(15,559)	—	(59)	(59)
Repurchase of non-controlling interests	(770)	—	—	—
Acquisition related adjustments to redemption value of non-controlling interests with redemption rights	235	—	—	—
Other	(3,370)	(31)	—	(31)
Stock-based compensation	—	11,891	—	11,891
Other comprehensive income	—	1,285	—	1,285
Redemption of shares for payroll tax withholding requirements	—	(1,838)	—	(1,838)
Adjustments related to tax benefit from parent company tax deductions	—	3	—	3
Adjustment to redemption value of non-controlling interests with redemption rights	10,462	(10,462)	—	(10,462)

Balance at September 30, 2014 (Restated)	$108,156	$120,005	$9,676	$129,681

See accompanying notes.

IASIS HEALTHCARE LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended September 30,
	2014	2013	2012
	Restated
Cash flows from operating activities
Net earnings (loss)	$(11,437)	$10,499	$31,588
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	95,312	94,026	101,264
Amortization of loan costs	7,412	7,612	7,309
Amortization of deferred gain on sale-leaseback transaction	(2,496)	—	—
Change in physician minimum revenue guarantees	2,709	2,807	2,462
Stock-based compensation	11,891	3,855	10,077
Deferred income taxes	3,752	(6,220)	13,375
Income tax benefit from stock-based compensation	3	16	6
Income tax benefit from parent company	—	489	(191)
Fair value change in interest rate hedges	—	—	(1,410)
Amortization of other comprehensive loss	—	—	2,057
Loss (gain) on disposal of assets, net	(3,402)	8,982	(2,241)
Loss (earnings) from discontinued operations, net	14,043	(5,708)	(6,560)
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	(1,551)	(1,724)	(61,164)
Inventories, prepaid expenses and other current assets	(88,823)	(14,277)	(43,702)
Accounts payable, other accrued expenses and other accrued liabilities	72,078	822	(16,300)
Income taxes and other transaction costs payable related to sale-leaseback of real estate	(22,270)	—	—

Net cash provided by operating activities—continuing operations	77,221	101,179	36,570
Net cash provided by (used in) operating activities—discontinued operations	(18,350)	(3,027)	7,757

Net cash provided by operating activities	58,871	98,152	44,327

Cash flows from investing activities
Purchases of property and equipment	(114,586)	(106,555)	(96,952)
Cash received (paid) for acquisitions, net	(1,038)	2,996	(8,163)
Cash advance on divestiture	—	144,803	—
Cash received (paid) for sale-leaseback of real estate	(3,025)	277,983	—
Proceeds from sale of assets	1,903	83	28
Change in other assets, net	(631)	(2,210)	2,161

Net cash provided by (used in) investing activities—continuing operations	(117,377)	317,100	(102,926)
Net cash used in investing activities—discontinued operations	(5,038)	(5,128)	(15,416)

Net cash provided by (used in) investing activities	(122,415)	311,972	(118,342)

Cash flows from financing activities
Payment of long-term debt, capital leases and other obligations	(13,365)	(178,459)	(14,177)
Proceeds from revolving credit facilities	—	165,000	—
Payment of debt financing costs	(1,691)	(1,024)	(998)
Distributions to non-controlling interests	(15,618)	(6,012)	(8,666)
Cash received for the sale of non-controlling interests	—	849	—
Cash paid for the repurchase of non-controlling interests	(770)	(1,211)	(589)
Redemption of shares for payroll tax withholding requirements	(1,838)	—	—
Other	—	22	—

Net cash used in financing activities—continuing operations	(33,282)	(20,835)	(24,430)
Net cash used in financing activities—discontinued operations	(125)	(40)	—

Net cash used in financing activities	(33,407)	(20,875)	(24,430)

Change in cash and cash equivalents	(96,951)	389,249	(98,445)
Cash and cash equivalents at beginning of period	438,131	48,882	147,327

Cash and cash equivalents at end of period	$341,180	$438,131	$48,882

Supplemental disclosure of cash flow information:
Cash paid for interest	$123,253	$126,693	$132,053

Cash paid (received) for income taxes, net	$33,086	$(16,181)	$(13,946)

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

1A. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

The Company has restated its consolidated financial statements for the fiscal year ended September 30, 2014. The determination to restate its consolidated financial statements for the fiscal year ended September 30, 2014 occurred after Company management, through an internal review of the program settlement process described below identified certain errors made by a former managed care division finance employee. Subject to restatement is the Company’s consolidated balance sheet as of September 30, 2014, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for the fiscal year ended September 30, 2014, and affected footnotes. This restatement corrects errors for the fiscal year ended September 30, 2014 in the accounting for estimated program settlement amounts (the “program settlements”) for one of the Company’s managed Medicaid plans, and corrects certain other errors determined to be immaterial individually and in the aggregate to the consolidated financial statements.

Estimates of future program settlements are calculated and recorded based on projected and known premium revenue, medical claims and member eligibility. The program settlement reconciliation process typically occurs in the 18 months post-plan year, when actual (rather than projected) medical claims and member eligibility information is fully available and a net settlement amount is either due to or from the state. During the fiscal year ended September 30, 2014, the Company’s revenue and receivables associated with these program settlements were overstated. These errors did not involve any cash payments, as actual program settlements are not paid until the end of the reconciliation process.

The impact of the correction of errors on the affected line items of the Company’s consolidated balance sheet as of September 30, 2014 and the consolidated statements of operations, cash flows and comprehensive loss for the fiscal year ended September 30, 2014 is set forth below (in thousands):

Consolidated Balance Sheet

as of September 30, 2014

	As Previously Reported	Adjustments	As Restated

Deferred income taxes, current assets	$2,523	$(536)	$1,987
Prepaid expenses and other current assets	235,155	(18,592)	216,563
Total current assets	992,295	(19,128)	973,167
Total assets	2,718,964	(19,128)	2,699,836
Accounts payable	127,953	406	128,359
Other accrued expenses and current liabilities	73,497	(4)	73,491
Total current liabilities	402,701	400	403,101
Deferred income taxes, non-current liabilities	100,868	(369)	100,499
Member’s equity	139,164	(19,159)	120,005
Total equity	148,840	(19,159)	129,681
Total liabilities and equity	2,718,964	(19,128)	2,699,836

Consolidated Statement of Operations

for the Year Ended September 30, 2014

	As Previously Reported	Adjustments	As Restated

Acute care revenue before provision for bad debts	$2,140,675	$(405)	$2,140,270
Acute care revenue	1,803,557	(405)	1,803,152
Premium and service revenues	730,030	(30,726)	699,304
Total revenue	2,533,587	(31,131)	2,502,456
Salaries and benefits	892,714	104	892,818
Medicare and Medicaid EHR incentives	(14,753)	336	(14,417)
Total costs and expenses	2,505,276	440	2,505,716
Earnings (loss) from continuing operations before gain (loss) on disposal of assets and income taxes	28,311	(31,571)	(3,260)
Earnings from continuing operations before income taxes	31,713	(31,571)	142
Income tax expense (benefit)	8,424	(10,888)	(2,464)
Net earnings (loss) from continuing operations	23,289	(20,683)	(2,606)
Loss from discontinued operations, net	(14,005)	(38)	(14,043)
Net earnings (loss)	9,284	(20,721)	(11,437)
Net loss attributable to IASIS Healthcare LLC	(2,384)	(20,721)	(23,105)

Consolidated Statement of Comprehensive Income (Loss)

for the Year Ended September 30, 2014

	As Previously Reported	Adjustments	As Restated
Net earnings (loss)	$9,284	$(20,721)	$(11,437)
Comprehensive income (loss)	10,569	(20,721)	(10,152)
Comprehensive loss attributable to IASIS Healthcare LLC	(1,099)	(20,721)	(21,820)

Consolidated Statement of Cash Flows

for the Year Ended September 30, 2014

	As Previously Reported	Adjustments	As Restated
Net earnings (loss)	$9,284	$(20,721)	$(11,437)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Stock-based compensation	10,329	1,562	11,891
Deferred income taxes	3,491	261	3,752
Loss from discontinued operations, net	14,005	38	14,043
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions
Inventories, prepaid expenses and other current assets	(107,413)	18,590	(88,823)
Accounts payable, other accrued expenses and other accrued liabilities	71,808	270	72,078

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

Premium and Service Revenues (Restated)

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

On March 10, 2014, Health Choice entered into a contract with a large national insurer to provide management and administrative services to Medicaid enrollees in two separate geographic areas in the state of Florida. Under this contract, which covers approximately 83,400 Medicaid enrollees, Health Choice receives an administrative fee based upon the number of members served. The contract has an initial term of one year, with automatic annual renewal options that also provide each party with termination options.

The sources of Health Choice’s premium and service revenues by major product line are summarized as follow:

	Year Ended September 30,
	2014	2013	2012
Medicaid and Medicaid MSO	86.7%	90.1%	90.3%
MAPD SNP	13.1	9.9	9.7
Other	0.2	—	—

Total	100.0%	100.0%	100.0%

Medicare and Medicaid EHR Incentives (Restated)

The American Recovery and Reinvestment Act of 2009 provides for Medicare and Medicaid incentive payments that began in calendar year 2011 for eligible hospitals and professionals that implement certified electronic health records (“EHR”) technology and adopt the related meaningful use requirements. The Company recognizes income related to the Medicare or Medicaid incentives as the Company is able to satisfy all appropriate contingencies, which includes completing attestations as to eligible hospitals adopting, implementing or demonstrating meaningful use of certified EHR technology, and additionally for Medicare incentives, deferring income until the related Medicare fiscal year has passed and cost report information used to determine the final amount of reimbursement is known. Included in the accompanying consolidated statements of operations for the years ended September 30, 2014, 2013 and 2012, is $14.4 million, $20.7 million and $21.8 million, respectively, of operating income related to Medicare and Medicaid EHR incentives recognized during the respective year. The Company has incurred both capital costs and operating expenses in order to implement certified EHR technology and meet meaningful use requirements. These costs and expenses are projected to continue during all stages of certified EHR technology and meaningful use implementation. As a result, the timing of the expense recognition will not correlate with the receipt of the incentive payments or the recognition of operating income.

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

4. INTEREST RATE SWAPS

In fiscal 2009, the Company was a party to interest rate swap agreements with Citibank, N.A. (“Citibank”) and Wachovia Bank, N.A. (currently Wells Fargo Bank, N.A.), as counterparties, with notional amounts totaling $200.0 million that expired on February 29, 2012. As a result of a refinancing transaction in fiscal 2011, which established a LIBOR floor applicable to borrowings under the Senior Secured Credit Facilities, the source of the Company’s variable rate debt, it was determined that these hedges were ineffective for the remainder of their term. Accordingly, a $1.4 million gain resulting from the change in fair value of these hedging instruments has been recognized for the year ended September 30, 2012. The resulting gain has been reflected as a component of interest expense in the accompanying consolidated statement of operations.

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

5. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of the Company’s accumulated other comprehensive loss, net of income taxes, are as follows (in thousands):

	September 30, 2014	September 30, 2013	September 30, 2012
Fair value of interest rate hedges	$(3,895)	$(5,918)	$(7,580)
Income tax benefit	1,551	2,289	2,907

Accumulated other comprehensive loss	$(2,344)	$(3,629)	$(4,673)

6. DISCONTINUED OPERATIONS

The following table sets forth the components of discontinued operations (in thousands):

	Year Ended September 30,
	2014	2013	2012
Acute care revenue less provision for bad debts	$52,424	$292,670	$289,768
Earnings (loss) before income taxes	(22,008)	10,554	10,621
Income tax benefit (expense) from discontinued operations	7,965	(4,846)	(4,061)

Earnings (loss) from discontinued operations, net of income taxes	$(14,043)	$5,708	$6,560

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

9. STOCK—BASED COMPENSATION (RESTATED)

The Company issued share-based compensation awards under both the IAS Amended and Restated Stock Option Plan (the “Stock Option Plan”), which expired on June 22, 2014 and a pool of restricted stock units (“RSUs”) authorized by the IAS board of directors. Stock-based compensation costs related to these awards of $11.9 million, $3.9 million and $10.1 million for the years ended September 30, 2014, 2013 and 2012, respectively, is recognized in salaries and benefits expense in the accompanying consolidated statements of operations. No stock-based compensation cost has been capitalized as part of the cost of an asset in any year. As of September 30, 2014, total compensation cost related to nonvested awards not yet recognized was $7.4 million, which is expected to be recognized over a weighted-average period of 2.5 years. Total unrecognized compensation expense related to RSUs at September 30, 2014, was $10.3 million and will be recognized over the remaining service period.

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

On October 18, 2013, IAS distributed $115.0 million in a cash dividend to its common stockholders. In connection with this shareholder distribution, the board of directors of IAS authorized management to modify the exercise price of all outstanding stock options to provide protection against the dilutive impact of the common stock dividend on the outstanding options’ intrinsic value. On January 23, 2014, the Company reduced the exercise price for each grant by $7.86 per option. Accordingly, as a result of the modification, an additional $4.0 million was recognized as stock-based compensation for the year ended September 30, 2014.

In fiscal 2014, the Company completed certain equity transactions (the “Equity Transactions”) that included the following: (1) the issuance to certain employees of 756,000 options to purchase the common stock of IAS; (2) the exercise by option holders of 1,149,663 options with near-term expiration dates to purchase the common stock of IAS on a cashless net settlement basis, resulting in 389,362 net shares issued after the redemption of shares to cover exercise price and payroll tax withholding requirements; (3) the issuance to employees of the Company of 992,000 RSUs that vest at the end of a three year service period; and (4) the exchange of 802,272 out-of-the-money options to purchase the common stock of IAS for RSUs on a 5-for-1 basis that vest at the end of a three year service period. In connection with these equity compensation transactions, the Company recognized $4.0 million of stock-based compensation during the year ended September 30, 2014. In addition, the Company recognized $1.9 million of income tax expense related to an excess of cumulative compensation expense over the tax benefit realized upon exercise of the stock options.

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

Information regarding the Company’s stock option activity is summarized below:

	Stock Option Plan
	Options	Option Price Per Share	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding at September 30, 2011	2,046,486	$20.00-$45.66	$28.54

Granted	433,861	$45.66	$45.66	$17.69
Exercised	—	—	—
Cancelled/forfeited	(109,600)	$20.00-$45.66	$35.66

Options outstanding at September 30, 2012	2,370,747	$15.25-$40.91	$26.60

Granted	38,000	$40.91	$40.91	$11.77
Exercised	—	—	—
Cancelled/forfeited	(89,270)	$15.25-$40.91	$33.28

Options outstanding at September 30, 2013	2,319,477	$15.25-$40.91	$26.57

Granted	761,000	$13.50-$33.05	$13.63	$5.20
Exercised	(1,149,663)	$7.39	$7.39
Cancelled/forfeited	(903,312)	$33.05	$33.05

Options outstanding at September 30, 2014	1,027,502	$13.50-$33.05	$15.92

Options exercisable at September 30, 2014	266,502	$22.14-$23.07	$22.47

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

Restricted Stock Units

During the year ended September 30, 2014, 1,200,898 RSUs were granted to employees and non-employee directors. No RSU awards were issued during the years ended September 30, 2013 and 2012. RSUs vest in full on the third anniversary of the grant date if the participant is continuously employed through the vesting date. During the year ended September 30, 2014, stock-based compensation of $1.6 million was recognized in connection with the RSU awards. No expense was recognized related to RSU awards in the years ended September 30, 2013 and 2012.

The following summarizes the activity related to RSUs issued to the Company’s employees and non-employee directors in the year ended September 30, 2014:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at September 30, 2013	—	—
Granted	1,200,898	$9.30
Vested	—	—
Cancelled / forfeited	—	—

Non-vested at September 30, 2014	1,200,898	$9.30

10. INCOME TAXES (RESTATED)

Income tax expense (benefit) on earnings from continuing operations consists of the following (in thousands):

	Year Ended September 30,
	2014	2013	2012
Current:
Federal	$(8,560)	$6,284	$(10,142)
State	2,343	3,582	(1,252)
Deferred:
Federal	5,582	(5,430)	15,594
State	(1,829)	(789)	(2,219)

	$(2,464)	$3,647	$1,981

A reconciliation of the federal statutory rate to the effective income tax rate applied to earnings from continuing operations before income taxes is as follows (in thousands):

	Year Ended September 30,
	2014	2013	2012
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	235.9	21.5	(8.4)
Nondeductible compensation	(2,430.2)	11.2	6.9
Nondeductible health insurer fee	1,476.4	—	—
Excess cumulative stock-based compensation over tax benefit of exercised options	1,238.9	—	—
Other nondeductible expenses	324.4	8.4	(0.6)
Federal tax credits	(44.2)	(5.2)	(2.5)
Earnings attributable to non-controlling interests	(2,879.8)	(29.9)	(11.3)
Change in unrecognized tax benefits	217.9	2.0	(11.6)
Other items, net	88.2	0.2	(0.2)

Effective income tax rate	(1,737.5)%	43.2%	7.3%

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

A summary of the items comprising deferred tax assets and liabilities is as follows (in thousands):

	September 30, 2014		September 30, 2013
	Assets	Liabilities	Assets	Liabilities
Depreciation and fixed asset basis differences	$—	$54,641	$—	$71,774
Amortization and intangible asset basis differences	—	110,654	—	106,573
Accrued other revenue	—	18,150	—	13,192
Accounts receivable	9,314	—	21,640	—
Professional liability	17,746	—	18,708	—
Gain on sale of Florida operations	—	—	8,720	—
Deferred gain on sale-leaseback transaction	12,845	—	13,998	—
Accrued expenses and other liabilities	19,740	—	17,594	—
Basis differences attributable to non-controlling interests	19,069	—	18,881	—
Deductible carryforwards and credits	14,671	—	13,039	—
Stock-based compensation	6,617	—	3,015	—
Other, net	—	1,937	—	2,076
Valuation allowance	(13,132)	—	(11,475)	—

Total	$86,870	$185,382	$104,120	$193,615

Net current deferred tax assets of $2.0 million and $26.1 million and net non-current deferred tax liabilities of $100.5 million and $115.6 million are included in the accompanying consolidated balance sheets at September 30, 2014 and 2013, respectively. The Company had an income tax receivable of $20.2 million and an income tax payable of $1.6 million at September 30, 2014, and a net income tax payable of $33.5 million at September 30, 2013.

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

12. LEASES (RESTATED)

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

Future minimum lease payments as September 30, 2014, are as follows (in thousands):

	Capital Leases	Operating Leases
2015	$1,947	$51,028
2016	1,018	47,698
2017	689	45,209
2018	643	41,044
2019	673	36,399
Thereafter	2,979	240,477

Total minimum lease payments	$7,949	$461,855

Amount representing interest (at rates ranging from 5.79% to 11.24%)	2,357

Present value of net minimum lease payments	$5,592

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

14. SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s reportable operating segments consist of (1) acute care hospitals and related healthcare businesses, collectively, and (2) Health Choice. The following is a financial summary by business segment for the periods indicated (in thousands):

	For the Year Ended September 30, 2014 (Restated)
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue before provision for bad debts	$2,140,270	$—	$—	$2,140,270
Less: Provision for bad debts	(337,118)	—	—	(337,118)

Acute care revenue	1,803,152	—	—	1,803,152
Premium and service revenues	—	699,304	—	699,304
Revenue between segments	13,079	—	(13,079)	—

Total revenue	1,816,231	699,304	(13,079)	2,502,456
Salaries and benefits (excludes stock-based compensation)	846,002	34,925	—	880,927
Supplies	299,527	233	—	299,760
Medical claims	—	609,857	(13,079)	596,778
Rentals and leases	71,016	1,698	—	72,714
Other operating expenses	385,957	40,976	—	426,933
Medicare and Medicaid EHR incentives	(14,417)	—	—	(14,417)

Adjusted EBITDA (1)	228,146	11,615	—	239,761

Interest expense, net	130,818	—	—	130,818
Depreciation and amortization	91,150	4,162	—	95,312
Stock-based compensation	11,891	—	—	11,891
Management fees	5,000	—	—	5,000

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(10,713)	7,453	—	(3,260)
Gain on disposal of assets, net	3,402	—	—	3,402

Earnings (loss) from continuing operations before income taxes	$(7,311)	$7,453	$—	$142

Total assets	$2,352,440	$347,396		$2,699,836

Capital expenditures	$112,441	$2,145		$114,586

Goodwill	$808,741	$5,757		$814,498

	For the Year Ended September 30, 2013
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue before provision for bad debts	$2,047,880	$—	$—	$2,047,880
Less: Provision for bad debts	(326,978)	—	—	(326,978)

Acute care revenue	1,720,902	—	—	1,720,902
Premium and service revenues	—	564,152	—	564,152
Revenue between segments	7,092	—	(7,092)	—

Total revenue	1,727,994	564,152	(7,092)	2,285,054

Salaries and benefits (excludes stock-based compensation)	820,170	23,985	—	844,155
Supplies	294,226	183	—	294,409
Medical claims	—	474,386	(7,092)	467,294
Rentals and leases	51,352	1,544	—	52,896
Other operating expenses	370,068	23,448	—	393,516
Medicare and Medicaid EHR incentives	(20,723)	—	—	(20,723)

Adjusted EBITDA (1)	212,901	40,606	—	253,507

Interest expense, net	133,206	—	—	133,206
Depreciation and amortization	89,878	4,148	—	94,026
Stock-based compensation	3,855	—	—	3,855
Management fees	5,000	—	—	5,000

Earnings (loss) from continuing operations before loss on disposal of assets and income taxes	(19,038)	36,458	—	17,420
Loss on disposal of assets, net	(8,982)	—	—	(8,982)

Earnings (loss) from continuing operations before income taxes	$(28,020)	$36,458	$—	$8,438

Total assets	$2,571,762	$308,503		$2,880,265

Capital expenditures	$105,676	$879		$106,555

Goodwill	$810,653	$5,757		$816,410

	For the Year Ended September 30, 2012
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue before provision for bad debts	$1,917,576	$—	$—	$1,917,576
Less: Provision for bad debts	(241,777)	—	—	(241,777)

Acute care revenue	1,675,799	—	—	1,675,799
Premium and service revenues	—	569,142	—	569,142
Revenue between segments	7,092	—	(7,092)	—

Total revenue	1,682,891	569,142	(7,092)	2,244,941

Salaries and benefits (excludes stock-based compensation)	758,476	21,527	—	780,003
Supplies	283,435	228	—	283,663
Medical claims	—	473,217	(7,092)	466,125
Rentals and leases	41,252	1,533	—	42,785
Other operating expenses	392,619	22,478	—	415,097
Medicare and Medicaid EHR incentives	(21,831)	—	—	(21,831)

Adjusted EBITDA (1)	228,940	50,159	—	279,099

Interest expense, net	137,990	—	—	137,990
Depreciation and amortization	97,380	3,884	—	101,264
Stock-based compensation	10,077	—	—	10,077
Management fees	5,000	—	—	5,000

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(21,507)	46,275	—	24,768
Gain on disposal of assets, net	2,241	—	—	2,241

Earnings (loss) from continuing operations before income taxes	$(19,266)	$46,275	$—	$27,009

Total assets	$2,380,761	$317,724		$2,698,485

Capital expenditures	$94,848	$2,104		$96,952

Goodwill	$812,667	$5,757		$818,424

(1)	Adjusted EBITDA represents net earnings from continuing operations before interest expense, income tax expense, depreciation and amortization, stock-based compensation, gain (loss) on disposal of assets, and management fees. Management fees represent monitoring and advisory fees paid to TPG, the Company’s majority financial sponsor, and certain other members of IASIS Investment LLC, majority shareholder of IAS. Management routinely calculates and communicates adjusted EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within the healthcare industry to evaluate hospital performance, allocate resources and measure leverage capacity and debt service ability. In addition, the Company uses adjusted EBITDA as a measure of performance for its business segments and for incentive compensation purposes. Adjusted EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net earnings, cash flows generated by operating, investing, or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Adjusted EBITDA, as presented, differs from what is defined under the Company’s Senior Secured Credit Facilities and may not be comparable to similarly titled measures of other companies.

15. OTHER ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES (RESTATED)

A summary of other accrued expenses and other current liabilities consists of the following (in thousands):

	September 30, 2014	September 30, 2013
Professional and general liabilities—current portion	$13,296	$16,546
Accrued property taxes	13,036	9,845
Employee health insurance payable	8,256	12,206
HIF (see Note 2)	7,940	—
Income taxes payable (see Note 10)	1,555	33,501
Deferred rent	4,657	4,593
Other	24,751	15,862

	$73,491	$92,553

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

IASIS Healthcare LLC

Condensed Consolidating Balance Sheet (Restated)

September 30, 2014

(In Thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$325,555	$15,625	$—	$341,180
Accounts receivable, net	—	66,165	239,489	—	305,654
Inventories	—	13,925	43,707	—	57,632
Deferred income taxes	1,987	—	—	—	1,987
Prepaid expenses and other current assets	—	53,297	163,266	—	216,563
Assets held for sale	—	50,151	—	—	50,151

Total current assets	1,987	509,093	462,087	—	973,167

Property and equipment, net	—	232,421	594,057	—	826,478
Intercompany	—	(93,232)	93,232	—	—
Net investment in and advances to subsidiaries	2,053,712	—	—	(2,053,712)	—
Goodwill	7,407	62,947	744,144	—	814,498
Other intangible assets, net	—	8,331	15,000	—	23,331
Other assets, net	23,067	23,055	16,240	—	62,362

Total assets	$2,086,173	$742,615	$1,924,760	$(2,053,712)	$2,699,836

Liabilities and Equity
Current liabilities
Accounts payable	$—	$47,843	$80,516	$—	$128,359
Salaries and benefits payable	—	32,164	38,957	—	71,121
Accrued interest payable	28,820	(3,223)	3,223	—	28,820
Medical claims payable	—	—	79,449	—	79,449
Other accrued expenses and current liabilities	—	47,905	25,586	—	73,491
Current portion of long-term debt, capital leases and other obligations	10,071	2,619	23,176	(23,176)	12,690
Liabilities held for sale	—	9,171	—	—	9,171

Total current liabilities	38,891	136,479	250,907	(23,176)	403,101

Long-term debt, capital leases and other obligations	1,823,545	17,565	521,216	(521,216)	1,841,110
Deferred income taxes	100,499	—	—	—	100,499
Other long-term liabilities	3,233	113,466	590	—	117,289

Total liabilities	1,966,168	267,510	772,713	(544,392)	2,461,999

Non-controlling interests with redemption rights	—	108,156	—	—	108,156

Equity
Member’s equity	120,005	357,273	1,152,047	(1,509,320)	120,005
Non-controlling interests	—	9,676	—	—	9,676

Total equity	120,005	366,949	1,152,047	(1,509,320)	129,681

Total liabilities and equity	$2,086,173	$742,615	$1,924,760	$(2,053,712)	$2,699,836

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

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations (Restated)

For the Year Ended September 30, 2014

(In Thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Revenues
Acute care revenue before provision for bad debts	$—	$505,730	$1,647,619	$(13,079)	$2,140,270
Less: Provision for bad debts	—	(62,116)	(275,002)	—	(337,118)

Acute care revenue	—	443,614	1,372,617	(13,079)	1,803,152
Premium and service revenues	—	—	699,304	—	699,304

Total revenue	—	443,614	2,071,921	(13,079)	2,502,456

Costs and expenses
Salaries and benefits	11,891	309,503	571,424	—	892,818
Supplies	—	71,809	227,951	—	299,760
Medical claims	—	—	609,857	(13,079)	596,778
Rentals and leases	—	23,976	48,738	—	72,714
Other operating expenses	—	90,006	336,927	—	426,933
Medicare and Medicaid EHR incentives	—	(4,324)	(10,093)	—	(14,417)
Interest expense, net	130,818	—	48,922	(48,922)	130,818
Depreciation and amortization	—	36,500	58,812	—	95,312
Management fees	5,000	(34,789)	34,789	—	5,000
Equity in earnings of affiliates	(62,953)	—	—	62,953	—

Total costs and expenses	84,756	492,681	1,927,327	952	2,505,716

Earnings (loss) from continuing operations before gain (loss) on disposal of assets and income taxes	(84,756)	(49,067)	144,594	(14,031)	(3,260)
Gain (loss) on disposal of assets, net	—	3,566	(164)	—	3,402

Earnings (loss) from continuing operations before income taxes	(84,756)	(45,501)	144,430	(14,031)	142
Income tax expense (benefit)	(4,763)	—	2,299	—	(2,464)

Net earnings (loss) from continuing operations	(79,993)	(45,501)	142,131	(14,031)	2,606
Earnings (loss) from discontinued operations, net of income taxes	7,965	(22,008)	—	—	(14,043)

Net earnings (loss)	(72,028)	(67,509)	142,131	(14,031)	(11,437)
Net earnings attributable to non-controlling interests	—	(11,668)	—	—	(11,668)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(72,028)	$(79,177)	$142,131	$(14,031)	$(23,105)

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

IASIS Healthcare LLC

Condensed Consolidating Statement of Comprehensive Income (Loss) (Restated)

For the Year Ended September 30, 2014

(In Thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Net earnings (loss)	$(72,028)	$(67,509)	$142,131	$(14,031)	$(11,437)
Other comprehensive income
Change in fair value of highly effective interest rate hedges	2,023	—	—	—	2,023

Other comprehensive income before income taxes	2,023	—	—	—	2,023
Change in income tax expense	(738)	—	—	—	(738)

Other comprehensive income, net of income taxes	1,285	—	—	—	1,285

Comprehensive income (loss)	(70,743)	(67,509)	142,131	(14,031)	(10,152)
Net earnings attributable to non-controlling interests	—	(11,668)	—	—	(11,668)

Comprehensive income (loss) attributable to IASIS Healthcare LLC	$(70,743)	$(79,177)	$142,131	$(14,031)	$(21,820)

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

IASIS Healthcare LLC

Condensed Consolidating Statement of Cash Flows (Restated)

For the Year Ended September 30, 2014

(In Thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities
Net earnings (loss)	$(72,028)	$(67,509)	$142,131	$(14,031)	$(11,437)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	36,500	58,812	—	95,312
Amortization of loan costs	7,412	—	—	—	7,412
Amortization of deferred gain on sale-leaseback transaction	(2,496)	—	—	—	(2,496)
Change in physician minimum revenue guarantees	—	184	2,525	—	2,709
Stock-based compensation	11,891	—	—	—	11,891
Deferred income taxes	3,752	—	—	—	3,752
Income tax benefit from stock-based compensation	3	—	—	—	3
Loss (gain) on disposal of assets, net	—	(3,566)	164	—	(3,402)
Loss (earnings) from discontinued operations, net	(7,965)	22,008	—	—	14,043
Equity in earnings of affiliates	(62,953)	—	—	62,953	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	—	(8,754)	7,203	—	(1,551)
Inventories, prepaid expenses and other current assets	—	30,239	(119,062)	—	(88,823)
Accounts payable, other accrued expenses and other accrued liabilities	(1,384)	57,379	16,083	—	72,078
Income taxes and other transaction costs payable related to sale-leaseback of real estate	(18,901)	(1,048)	(2,321)	—	(22,270)

Net cash provided by (used in) operating activities—continuing operations	(142,669)	65,433	105,535	48,922	77,221
Net cash used in operating activities—discontinued operations	—	(18,350)	—	—	(18,350)

Net cash provided by (used in) operating activities	(142,669)	(47,083)	105,535	48,922	58,871

Cash flows from investing activities
Purchases of property and equipment	—	(63,166)	(51,420)	—	(114,586)
Cash paid for acquisitions, net	—	(1,038)	—	—	(1,038)
Cash paid for sale-leaseback of real estate	—	(2,724)	(301)	—	(3,025)
Proceeds from sale of assets	—	1,865	38	—	1,903
Change in other assets, net	—	1,193	(1,824)	—	(631)

Net cash used in investing activities—continuing operations	—	(63,870)	(53,507)	—	(117,377)
Net cash used in investing activities—discontinued operations	—	(5,038)	—	—	(5,038)

Net cash used in investing activities	—	(68,908)	(53,507)	—	(122,415)

Cash flows from financing activities
Payment of long-term debt, capital leases and other obligations	(10,072)	(611)	(2,682)	—	(13,365)
Payment of debt financing costs	(1,691)	—	—	—	(1,691)
Distributions to non-controlling interests	—	(15,618)	—	—	(15,618)
Cash paid for the repurchase of non-controlling interests	—	(770)	—	—	(770)
Other	—	(1,838)	—	—	(1,838)
Change in intercompany balances with affiliates, net	154,432	(63,705)	(41,805)	(48,922)	—

Net cash provided by (used in) financing activities—continuing operations	142,669	(82,542)	(44,487)	(48,922)	(33,282)
Net cash used in financing activities—discontinued operations	—	(125)	—	—	(125)

Net cash provided by (used in) financing activities	142,669	(82,667)	(44,487)	(48,922)	(33,407)

Change in cash and cash equivalents	—	(104,492)	7,541	—	(96,951)
Cash and cash equivalents at beginning of period	—	430,047	8,084	—	438,131

Cash and cash equivalents at end of period	$—	$325,555	$15,625	$—	$341,180

IASIS Healthcare LLC

Condensed Consolidating Statement of Cash Flows

For the Year Ended September 30, 2013

(In Thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities
Net earnings (loss)	$(58,592)	$(25,383)	$122,889	$(28,415)	$10,499
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	31,351	62,675	—	94,026
Amortization of loan costs	7,612	—	—	—	7,612
Change in physician minimum revenue guarantees	—	161	2,646	—	2,807
Stock-based compensation	3,855	—	—	—	3,855
Deferred income taxes	(6,220)	—	—	—	(6,220)
Income tax benefit from stock-based compensation	16	—	—	—	16
Income tax benefit from parent company	489	—	—	—	489
Loss on disposal of assets, net	—	1,901	7,081	—	8,982
Loss (earnings) from discontinued operations, net	4,846	(10,554)	—	—	(5,708)
Equity in earnings of affiliates	(90,291)	—	—	90,291	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	—	25,771	(27,495)	—	(1,724)
Inventories, prepaid expenses and other current assets	—	4,419	(18,696)	—	(14,277)
Accounts payable, other accrued expenses and other accrued liabilities	(2,177)	28,456	(25,457)	—	822

Net cash provided by (used in) operating activities—continuing operations	(140,462)	56,122	123,643	61,876	101,179
Net cash used in operating activities— discontinued operations	—	(3,027)	—	—	(3,027)

Net cash provided by (used in) operating activities	(140,462)	53,095	123,643	61,876	98,152

Cash flows from investing activities
Purchases of property and equipment	—	(57,491)	(49,064)	—	(106,555)
Cash paid (received) for acquisitions, net	—	(471)	3,467	—	2,996
Cash advance on divestiture	—	144,803	—	—	144,803
Cash received in sale-leaseback of real estate	—	86,348	191,635	—	277,983
Proceeds from sale of assets	—	2	81	—	83
Change in other assets, net	—	(5,931)	3,721	—	(2,210)

Net cash provided by investing activities—continuing operations	—	167,260	149,840	—	317,100
Net cash used in investing activities— discontinued operations	—	(5,128)	—	—	(5,128)

Net cash provided by investing activities	—	162,132	149,840	—	311,972

Cash flows from financing activities
Payment of long-term debt, capital leases and other obligations	(175,262)	(77)	(3,120)	—	(178,459)
Proceeds from revolving credit facilities	165,000	—	—	—	165,000
Payment of debt financing costs	(1,024)	—	—	—	(1,024)
Distributions to non-controlling interests	—	(6,012)	—	—	(6,012)
Cash received for the sale of non-controlling interests	—	849	—	—	849
Cash paid for the repurchase of non-controlling interest, net	—	(1,211)	—	—	(1,211)
Other	—	1,065	(1,043)	—	22
Change in intercompany balances with affiliates	151,748	181,027	(270,899)	(61,876)	—

Net cash provided by (used in) financing activities—continuing operations	140,462	175,641	(275,062)	(61,876)	(20,835)
Net cash used in financing activities— discontinued operations	—	(40)	—	—	(40)

Net cash provided by (used in) financing activities	140,462	175,601	(275,062)	(61,876)	(20,875)

Change in cash and cash equivalents	—	390,828	(1,579)	—	389,249
Cash and cash equivalents at beginning of period	—	39,219	9,663	—	48,882

Cash and cash equivalents at end of period	$—	$430,047	$8,084	$—	$438,131

IASIS Healthcare LLC

Condensed Consolidating Statement of Cash Flows

For the Year Ended September 30, 2012

(In Thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities
Net earnings (loss)	$(29,726)	$(15,220)	$151,419	$(74,885)	$31,588
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	31,618	69,646	—	101,264
Amortization of loan costs	7,309	—	—	—	7,309
Change in physician minimum revenue guarantees	—	113	2,349	—	2,462
Stock-based compensation	10,077	—	—	—	10,077
Deferred income taxes	13,375	—	—	—	13,375
Income tax benefit from stock-based compensation	6	—	—	—	6
Income tax benefit from parent company	(191)	—	—	—	(191)
Fair value change in interest rate hedges	(1,410)	—	—	—	(1,410)
Amortization of other comprehensive loss	2,057	—	—	—	2,057
Gain on disposal of assets, net	—	(427)	(1,814)	—	(2,241)
Loss (earnings) from discontinued operations, net	4,061	(10,621)	—	—	(6,560)
Equity in earnings of affiliates	(127,487)	—	—	127,487	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	—	(9,865)	(51,299)	—	(61,164)
Inventories, prepaid expenses and other current assets	—	(5,046)	(38,656)	—	(43,702)
Accounts payable, other accrued expenses and other accrued liabilities	—	37,012	(53,312)	—	(16,300)

Net cash provided by (used in) operating activities—continuing operations	(121,929)	27,564	78,333	52,602	36,570
Net cash provided by operating activities—discontinued operations	—	7,757	—	—	7,757

Net cash provided by (used in) operating activities	(121,929)	35,321	78,333	52,602	44,327

Cash flows from investing activities
Purchases of property and equipment	—	(46,788)	(50,164)	—	(96,952)
Cash received (paid) for acquisitions, net	—	12,967	(21,130)	—	(8,163)
Proceeds from sale of assets	—	—	28	—	28
Change in other assets, net	—	5,084	(2,923)	—	2,161

Net cash used in investing activities— continuing operations	—	(28,737)	(74,189)	—	(102,926)
Net cash used in investing activities—discontinued operations	—	(15,416)	—	—	(15,416)

Net cash used in investing activities	—	(44,153)	(74,189)	—	(118,342)

Cash flows from financing activities
Payment of long-term debt, capital leases and other obligations	(10,250)	(360)	(3,567)	—	(14,177)
Payment of debt financing costs	(998)	—	—	—	(998)
Distributions to non-controlling interests	—	(8,666)	—	—	(8,666)
Cash paid for the repurchase of non-controlling interest, net	—	(589)	—	—	(589)
Change in intercompany balances with affiliates	133,177	(82,396)	1,821	(52,602)	—

Net cash provided by (used in) financing activities	121,929	(92,011)	(1,746)	(52,602)	(24,430)

Change in cash and cash equivalents	—	(100,843)	2,398	—	(98,445)
Cash and cash equivalents at beginning of period	—	140,062	7,265	—	147,327

Cash and cash equivalents at end of period	$—	$39,219	$9,663	$—	$48,882

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

Evaluations of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2014, the end of the period covered by the Original Filing. Based on this evaluation, at the time of the Original Filing, our Chief Executive Officer and Chief Financial Officer originally concluded that our disclosure controls and procedures were effective as of September 30, 2014.

Subsequent to the Original Filing, in connection with the restatement discussed in the Explanatory Note and Note 1A to our consolidated financial statements with respect to the third and fourth fiscal quarters of our 2014 fiscal year and the first quarter of our 2015 fiscal year, our Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has identified a material weakness in the internal control over financial reporting. Solely as a result of the material weakness described in the “Report of Management on Internal Control over Financial Reporting”, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2014.

In light of the deficiency described above, we have performed additional analysis and reviews to provide reasonable assurance that the financial statements in this Report have been prepared in accordance with generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

Except as discussed below, during the fourth fiscal quarter of the period covered by this Report, there has been no change in our internal controls that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

In connection with the Original Filing, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of September 30, 2014, based on the criteria established in Internal Control—Integrated Framework (the “1992 Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management originally concluded that our internal control over financial reporting was effective as of September 30, 2014. Management discussed and reviewed the results of management’s assessment with our Audit Committee.

Subsequent to the Original Filing, in connection with the restatement discussed in the Explanatory Note and in Note 1A to our consolidated financial statements, our Company’s management, including our Chief Executive Officer and Chief Financial Officer, re-assessed the effectiveness of our internal control over financial reporting as of September 30, 2014. Based upon this re-assessment, our management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2014, solely due to the material weakness described below.

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

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting because that requirement under Section 404 of the Sarbanes-Oxley Act of 2002 was permanently removed for non-accelerated filers pursuant to the provisions of Section 989G(a) set forth in the Dodd-Frank Wall Street Reform and Consumer Protection Act enacted into federal law in July 2010.

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

The Company exceeded its annual adjusted EBITDA target in 2014 based on its previously reported adjusted EBITDA for 2014 as reflected in the Original Filing (prior to giving effect to the reduction in adjusted EBTIDA for 2014 resulting from the restatement as reflected in this Amendment), and achieved or built upon numerous recent strategic achievements, including the sale of its Florida market, the closing of sale-leasebacks at several facilities, a return of capital to investors and the expansion of Health Choice’s managed care solutions service offerings. Our named executive officers’ compensation for 2014 included base salary, annual incentive payments and one-time bonuses paid to reward achievement of strategic initiatives and the resulting increase in equity value. We also issued certain long-term incentive equity awards to our named executive officers in 2014 as part of our management retention and incentive efforts.

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

For executive bonuses, the Committee considers an EBITDA calculation based on the Company’s adjusted EBITDA (as defined in Footnote 14 to our consolidated financial statements) but may also consider certain adjustments allowed under our senior credit agreement, an approach which we believe is customary and appropriate for executive compensation. After consideration of adjustments for project start-up costs, non-recurring or unusual items and other senior credit agreement-defined adjustments, adjusted EBITDA earned by the Company in fiscal year 2014 for executive compensation based on the Company’s previously reported adjusted EBITDA for 2014 as reflected in the Original Filing was $276.4 million, which exceeded our annual target amount. Because the Company exceeded its adjusted EBITDA target based on this adjusted EBITDA amount, Messrs. Whitmer, Mazzuca, Doyle and Coyle received their maximum short-term compensation award ranges for our 2014 fiscal year. Mr. Lamb’s short term-incentive award reflected the financial performance of the Company’s Western Market. In addition, during fiscal 2014, the Committee considered the efforts of the Company’s senior executive leadership in accomplishing certain recent significant strategic initiatives, including the sale of the Company’s Florida market, closing of sale-leaseback transactions at certain of the Company’s hospitals and payment of a dividend to the common stockholders of IASIS Healthcare Corporation (“IAS”), the Company’s parent entity. In recognition of these efforts, the Company awarded cash bonuses to its named executive officers in the following amounts: Mr. Whitmer, $1,300,000; Mr. Mazzuca, $570,000; Mr. Doyle, $300,000; Mr. Coyle, $215,000; and Mr. Lamb, $190,000. These bonuses were one-time, discretionary, transaction-related bonuses approved by the Committee of the Company’s Board of Directors and paid directly by the Company to the named executive officers outside of the Company’s Corporate Incentive Plan and Market Executive Incentive Plan.

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

Recovery of Certain Awards

As a voluntary filer, we have no formal policy for recovery of annual incentives paid on the basis of financial results subsequently restated. Under the Sarbanes-Oxley Act of 2002, as amended, our Chief Executive Officer and Chief Financial Officer must forfeit incentive compensation paid on the basis of previously issued financial statements for which they were responsible and which have to be restated due to such officers’ actions. If the situation arises (which is inapplicable in connection with the restatement as reflected in the Amendment due to the fact that, among other things, the Company’s Audit Committee has determined there was no misconduct in connection with the restatement pursuant to the requirements of the Sarbanes-Oxley Act), we would consider our course of action in light of the particular facts and circumstances, including the culpability of the individuals.

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

Outstanding Equity Awards at Fiscal 2014 Year-End

The following tables summarize the outstanding equity awards held by each named executive officer at September 30, 2014.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
W. Carl Whitmer	3,250	—	23.07	4/1/16	(1)
	5,500	—	22.14	10/2/18	(2)
	—	300,000	13.50	4/30/24	(3)
Phillip J. Mazzuca	—	70,000	13.50	4/30/24	(3)
John M. Doyle	13,000	—	23.07	4/1/16	(1)
	12,000	—	22.14	10/2/18	(2)
	—	40,000	13.50	4/30/24	(3)
Frank C. Coyle	10,000	—	23.07	4/1/16	(1)
	5,000	—	22.14	10/2/18	(2)
	—	40,000	13.50	4/30/24	(3)
Edward H. Lamb	—	40,000	13.50	4/30/24	(3)

Option Award Vesting Schedule

Named Executive Officers

Grant Date	Vesting Schedule
(1) 4/1/2006	20% vests each year for five years from date of grant.
(2) 10/2/2008	20% vests each year for five years from date of grant.
(3) 4/30/2014	25% vests each year for four years from date of grant.

	RSU Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Securities Underlying Unvested Shares ($)(1)
W. Carl Whitmer	250,000	2,325,000
	35,400	329,220
Phillip J. Mazzuca	35,000	325,500
	33,000	306,900
John M. Doyle	20,000	186,000
	12,400	115,320
Frank C. Coyle	20,000	186,000
	2,500	23,250
Edward H. Lamb	20,000	186,000
	14,000	130,200

(1)	The amounts reported in this column represents the grant date fair value calculated under ASC 718 for RSUs granted during fiscal 2014 and represents no amount paid to or realized by Messrs. Whitmer, Mazzuca, Doyle, Coyle and Lamb. There is no certainty that they will realize any value from these RSU awards and, if they do, the amounts realized may have no correlation to the amount reported above. Refer to Note 9 in the Company’s audited consolidated financial statements for a discussion of the assumptions used to determine the grant date fair value of these awards.

RSU Award Vesting Schedule

Named Executive Officers

Grant Date	Vesting Schedule
(2) 5/9/2014	Each unit vests 100% after the completion of three years of service from the date of grant.
(3) 6/9/2014	Each unit vests 100% after the completion of three years of service from the date of grant.

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

IASIS HEALTHCARE LLC

Date: May 15, 2015	By:	/s/ W. Carl Whitmer
W. Carl Whitmer
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David R. White	Chairman of the Board	May 15, 2015
David R. White

/s/ W. Carl Whitmer W. Carl Whitmer	Chief Executive Officer and President and Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC) (Principal Executive Officer)	May 15, 2015

/s/ John M. Doyle	Chief Financial Officer (Principal Financial and Accounting Officer)	May 15, 2015
John M. Doyle

/s/ Jonathan J. Coslet	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	May 15, 2015
Jonathan J. Coslet

/s/ David Dupree	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	May 15, 2015
David Dupree

/s/ Thomas C. Geiser	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	May 15, 2015
Thomas C. Geiser

/s/ Kirk E. Gorman	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	May 15, 2015
Kirk E. Gorman

Signature	Title	Date

/s/ Todd B. Sisitsky	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	May 15, 2015
Todd B. Sisitsky

/s/ Paul S. Levy	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	May 15, 2015
Paul S. Levy

/s/ Jeffrey C. Lightcap	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	May 15, 2015
Jeffrey C. Lightcap

/s/ Sharad Mansukani	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	May 15, 2015
Sharad Mansukani

EXHIBIT INDEX

Exhibit No	Description of Exhibits

3.1	Certificate of Formation of IASIS Healthcare LLC, as filed with the Secretary of State of the State of Delaware on May 11, 2004 (incorporated by reference to the Company’s Registration Statement on Form S-4 (Comm. File No. 333-117362)).

3.2	Limited Liability Company Agreement of IASIS Healthcare LLC dated as of May 11, 2004 (incorporated by reference to the Company’s Registration Statement on Form S-4 (Comm. File No. 333-117362)).

4.1	Indenture, dated as of May 3, 2011, among IASIS Healthcare LLC, IASIS Capital Corporation, the Guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 8.375% Senior Notes due 2019 (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 6, 2011 (Comm. File No. 333-117362)).

4.2	Registration Rights Agreement dated as of May 3, 2011 by and among IASIS Healthcare LLC, IASIS Capital Corporation, the Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., Citigroup Global Markets Inc., Goldman, Sachs & Co., J.P. Morgan Securities LLC, Deutsche Bank Securities Inc. and SunTrust Robinson Humphrey, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 6, 2011 (Comm. File No. 333-117362)).

10.1	Management Services Agreement dated as of June 22, 2004 by and among IASIS Healthcare LLC, Trimaran Fund II, L.L.C., Trimaran Parallel Fund II, L.P., Trimaran Capital L.L.C., CIBC Employee Private Equity Partners (Trimaran), CIBC MB Inc., JLL Partners Inc., TPG IASIS IV LLC, TPG IASIS III LLC, TPG IASIS Co-Invest I LLC and TPG IASIS Co-Invest II LLC (incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-117362)).

10.2	Investor Rights Agreement dated as of June 22, 2004, by and between IASIS Investment LLC and IASIS Healthcare Corporation (incorporated by reference to the Company’s Registration Statement on Form S-4 (Comm. File No. 333-117362)).

10.3	Restatement Agreement, dated as of May 3, 2011, among IASIS Healthcare LLC, IASIS Healthcare Corporation, the lenders party thereto and Bank of America, N.A., as administrative agent and attached thereto as Exhibit A, the Amended and Restated Credit Agreement, dated as of May 3, 2011, among IASIS Healthcare LLC, IASIS Healthcare Corporation, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer and each lender from time to time party thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 6, 2011 (Comm. File No. 333-117362)).

10.4	Amendment No. 1, dated as of February 20, 2013, to the Amended and Restated Credit Agreement, dated as of May 3, 2011, among IASIS Healthcare LLC, IASIS Healthcare Corporation, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer and each lender from time to time party thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 25, 2013 (Comm. File No. 333-117362)).

10.5	Amendment No. 2, dated as of September 12, 2014, to the Amended and Restated Credit Agreement, dated as of May 3, 2011, among IASIS Healthcare LLC, IASIS Healthcare Corporation, Bank of America, N.A., as administrative agent, collateral agent, L/C issuer and swing line lender from time to time party thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 17, 2014 (Comm. File No. 333-117362)).

10.6	Contract No. between the Arizona Healthcare Cost Containment System (AHCCCS) and Health Choice Arizona, Inc., effective October 1, 2013 (referred to by the State of Arizona as “Amendment No. 1” and in this Exhibit Index as the “AHCCCS Contract” (incorporated by reference to the Company’s Annual Report on Form 10-K filed with Commission on December 20, 2013) (Comm. File No. 333-117362)).

10.7	Amendment No. 1 to the AHCCCS Contract, effective October 1, 2013 (incorporated by reference to the Company’s Annual Report on Form 10-K filed with Commission on December 20, 2013) (Comm. File No. 333-117362)).

10.8	Amendment No. 2 to the AHCCCS Contract, effective January 1, 2014 (incorporated by reference to the Company’s Annual Report on Form 10-K filed with Commission on December 20, 2013) (Comm. File No. 333-117362)).

10.9	Amendment No. 7 to AHCCCS Contract (reflecting cumulatively amendments Nos. 2 through 6), effective October 1, 2014.

10.10	Purchase and Sale Agreement by and among Mountain Vista Medical Center, LP, IASIS Glenwood Regional Medical Center, LP and the Medical Center of Southeast Texas, LLP, collectively, as Sellers and MPT of Mesa, LLC, MPT of Port Arthur, LLC and MPT of West Monroe, LLC, collectively, as Purchasers, dated as of August 8, 2013 (incorporated by reference to the Company’s Annual Report on Form 10-K filed with Commission on December 20, 2013) (Comm. File No. 333-117362)).

10.11	Information System Agreement, dated February 23, 2000, between McKesson Information Solutions LLC and IASIS Healthcare Corporation, as amended (incorporated by reference to the Company’s Registration Statement on Form S-4 (Comm. File No. 333-117362)). (1)

Exhibit No	Description of Exhibits

10.12*	Form of Indemnification Agreement (incorporated by reference to the Company’s Registration Statement on Form S-4 (Comm. File No. 333-117362)).

10.13*	Employment Agreement, dated as of September 30, 2010, by and between IASIS Healthcare Corporation and W. Carl Whitmer (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2010 (Comm. File No. 333-117362)).

10.14*	Employment Agreement, dated September 30, 2010, by and between IASIS Healthcare Corporation and John M. Doyle (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2010 (Comm. File No. 333-117362)).

10.15*	Employment Agreement, dated October 11, 2010, by and between IASIS Healthcare Corporation and Phillip J. Mazzuca (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 15, 2010 (Comm. File No. 333-117362)).

10.16*	Employment Agreement, dated August 9, 2011, by and between IASIS Management Company and Ed Lamb (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Commission on December 20, 2014) (Comm. File No. 333-117362)).

10.17*	Employment Agreement, dated as of December 19, 2011, by and between IASIS Healthcare Corporation and Frank A. Coyle (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011 (Comm. File No. 333-117362)).

10.18*	Employment Agreement, dated as of April 23, 2013, by and between Bryanie Swilley and IASIS Management Company (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Commission on December 20, 2014) (Comm. File No. 333-117362)).

10.19*	Form of Roll-over Option Letter Agreement (incorporated by reference to the Company’s Registration Statement on Form S-4 (Comm. File No. 333-117362)).

10.20*	Amended and Restated IASIS Healthcare Corporation 2004 Stock Option Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 15, 2010 (Comm. File No. 333-117362)).

10.21*	Form of Management Stockholders Agreement between IASIS Healthcare Corporation and W. Carl Whitmer (incorporated by reference to the Company’s Registration Statement on Form S-4 (Comm. File No. 333-117362)).

10.22*	Form of Management Stockholders Agreement under IASIS Healthcare Corporation 2004 Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-4 (Comm. File No. 333-117362)).

10.23*	Form of Stock Option Grant Agreement under IASIS Healthcare Corporation 2004 Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-4 (Comm. File No. 333-117362)).

10.24*	Stock Option Award Agreement, dated October 11, 2010, by and between IASIS Healthcare Corporation and W. Carl Whitmer (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 15, 2010 (Comm. File No. 333-117362)).

10.25*	Stock Option Award Agreement, dated October 11, 2010, by and between IASIS Healthcare Corporation and John M. Doyle (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 15, 2010 (Comm. File No. 333-117362)).

10.26*	Stock Option Agreement, dated October 11, 2010, by and between IASIS Healthcare Corporation and Phillip J. Mazzuca (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 15, 2010 (Comm. File No. 333-117362)).

10.27*

Form of Restricted Stock Unit Grant Agreement under Amended and Restated IASIS Healthcare Corporation 2004

Stock Option Plan (incorporated by reference to the Company’s Current Report on Form 8-K dated May 6, 2014 (Commission File No. 333-117362)).

10.28*	Form of Stock Option Grant Agreement under Amended and Restated IASIS Healthcare Corporation 2004 Stock Option Plan — Vesting upon Change in Control (incorporated by reference to the Company’s Current Report on Form 8-K dated May 6, 2014 (Commission File No. 333-117362)).

10.29*	Form of Stock Option Grant Agreement under Amended and Restated IASIS Healthcare Corporation 2004 Stock Option Plan — Vesting upon Termination Without Cause Following Change in Control (incorporated by reference to the Company’s Current Report on Form 8-K dated May 6, 2014 (Commission File No. 333-117362)).

10.30*	Independent Director Compensation and Restricted Share Award Agreement, dated July 1, 2014, between IASIS Healthcare Corporation and Thomas C. Geiser.

10.31*	Independent Director Compensation and Restricted Share Award Agreement, dated July 1, 2014, between IASIS Healthcare Corporation and Kirk Gorman.

10.32*	Independent Director Compensation and Restricted Share Award Agreement, dated July 1, 2014, between IASIS Healthcare Corporation and Sharad Mansukani.

10.33*	Form of Management Stockholders Agreement for Rollover Options (incorporated by reference to the Company’s Registration Statement on Form S-4 (Comm. File No. 333-117362)).

10.34*	IASIS Corporate Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-4 (Comm. File No. 333-117362)).

Exhibit No	Description of Exhibits

10.35*	IASIS Market Executive Incentive Program (incorporated by reference to the Company’s Registration Statement on Form S-4 (Comm. File No. 333-117362)).

10.36*	Director Compensation and Restricted Share Award Agreement, dated as of February 14, 2005, between IASIS Healthcare Corporation and Kirk Gorman (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 18, 2005 (Comm. File No. 333-117362)).

10.37*	Director Compensation and Restricted Share Award Agreement, dated as of April 14, 2005, between IASIS Healthcare Corporation and Sharad Mansukani (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 20, 2005 (Comm. File No. 333-117362)).

10.38*	IASIS Healthcare Non-Qualified Deferred Compensation Program (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006 (Comm. File No. 333-117362)).

14	Code of Ethics (incorporated by reference to IASIS Healthcare Corporation’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (Comm. File No. 333-194521)).

21	Subsidiaries of IASIS Healthcare Corporation.

31.1	Certification of Principal Executive Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets at September 30, 2014 and 2013, (ii) the consolidated statements of operations for the years ended September 30, 2014, 2013 and 2012, (iii) the consolidation statements of comprehensive income (loss) for the years ended September 30, 2014, 2013 and 2012, (iv) the consolidated statements of equity for the years ended September 30, 2014, 2013 and 2012, (v) the consolidated statements of cash flows for the years ended September 30, 2014, 2013 and 2012, and (vi) the notes to the consolidated financial statements. (2)

*	Management contract or compensatory plan or arrangement.
(1)	Portions of this exhibit have been omitted and filed separately with the Commission pursuant to a grant of confidential treatment pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.
(2)	The XBRL related information in Exhibit 101 to this Annual Report on Form 10-K/A shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.