Form 10-Q/A
period 2014-12-31
IASIS Healthcare LLC
filed 2015-05-15
CIK 1294632

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

EXPLANATORY NOTE

IASIS Healthcare LLC (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A (this “Amendment”) to restate and amend the Company’s previously issued condensed consolidated financial statements and related financial information for the quarter ended December 31, 2014 previously included in its Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2014 (the “Original Filing”), which was previously filed with the Securities and Exchange Commission (“SEC”) on February 12, 2015 (the “Original Filing Date”). This Amendment also amends certain other items in the Original Filing as listed in “Items Amended in this Form 10-Q/A” below. In addition, concurrently with filing this Amendment, we are filing an amendment to our annual report on Form 10-K for the year ended September 30, 2014 and an amendment to our quarterly report on Form 10-Q for the quarter and nine months ended June 30, 2014, to restate and amend the Company’s previously issued audited consolidated financial statements and related financial information for the year ended September 30, 2014, and previously issued unaudited condensed consolidated financial statements and related financial information for the quarter and nine months ended June 30, 2014, respectively, and to amend certain other items within those reports

Background

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

For the quarter ended December 31, 2014, the correction of this error decreases the Company’s consolidated net revenue and pre-tax earnings by approximately $17.7 million relative to the amounts reported in the Original Filing, a decrease of 2.6% relative to such amounts for the quarter ended December 31, 2014 reported in the Original Filing. Please refer to Note 1A—“Restatement of Previously Issued Condensed Consolidated Financial Statements” included in our condensed consolidated financial statements and notes thereto in this Amendment for more information regarding correction of this error.

Along with restating our financial statements to correct the error discussed above, we are making adjustments for certain previously identified immaterial accounting errors with respect to the quarter ended December 31, 2014. When these financial statements were originally issued, we assessed the impact of these unrecorded adjustments and concluded that they were not material individually or in the aggregate to our financial statements for the quarter ended December 31, 2014 or any other period. However, in conjunction with the restatement, we have determined that it would be appropriate within this Amendment to record all such previously unrecorded adjustments for the quarter ended December 31, 2014. Please refer to Note 1A—“Restatement of Previously Issued Condensed Consolidated Financial Statements” included in our condensed consolidated financial statements and notes thereto in this Amendment for more information regarding the impact of these adjustments.

Because these revisions are treated as corrections of errors to our prior period financial results, the revisions are considered to be a “restatement” under U.S. generally accepted accounting principles. Accordingly, the revised financial information for the quarter ended December 31, 2014, included in this Amendment has been identified as “restated”.

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

i

•	Part I, Item 1 – Financial Statements

•	Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I, Item 4 – Controls and Procedures

•	Part II, Item 1A – Risk Factors

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

ii

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	December 31, 2014	September 30, 2014
	Restated	Restated
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$294,838	$341,180
Accounts receivable, net	317,137	305,654
Inventories	59,577	57,632
Deferred income taxes	—	1,987
Prepaid expenses and other current assets	207,079	216,563
Assets held for sale	48,354	50,151

Total current assets	926,985	973,167

Property and equipment, net	827,038	826,478
Goodwill	817,933	814,498
Other intangible assets, net	22,511	23,331
Other assets, net	63,002	62,362

Total assets	$2,657,469	$2,699,836

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$116,883	$128,359
Salaries and benefits payable	53,840	71,121
Accrued interest payable	9,849	28,820
Deferred income taxes	1,658	—
Medical claims payable	90,420	79,449
Other accrued expenses and current liabilities	68,898	73,491
Current portion of long-term debt, capital leases and other obligations	12,142	12,690
Liabilities held for sale	6,450	9,171

Total current liabilities	360,140	403,101

Long-term debt, capital leases and other obligations	1,838,474	1,841,110
Deferred income taxes	107,816	100,499
Other long-term liabilities	115,620	117,289

Non-controlling interests with redemption rights	108,195	108,156

Equity
Member’s equity	117,554	120,005
Non-controlling interests	9,670	9,676

Total equity	127,224	129,681

Total liabilities and equity	$2,657,469	$2,699,836

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands)

	Quarter Ended December 31,
	2014	2013
	Restated
Revenues
Acute care revenue before provision for bad debts	$553,916	$537,874
Less: Provision for bad debts	(89,352)	(93,703)

Acute care revenue	464,564	444,171
Premium and service revenues	204,974	151,719

Total revenue	669,538	595,890

Costs and expenses
Salaries and benefits (includes stock-based compensation of $1,865 and $861, respectively)	230,931	214,266
Supplies	80,051	76,792
Medical claims	175,972	125,820
Rentals and leases	18,709	18,453
Other operating expenses	113,221	100,557
Medicare and Medicaid EHR incentives	(3,415)	(3,278)
Interest expense, net	32,363	33,144
Depreciation and amortization	22,631	25,722
Management fees	1,250	1,250

Total costs and expenses	671,713	592,726

Earnings (loss) from continuing operations before gain (loss) on disposal of assets and income taxes	(2,175)	3,164
Gain (loss) on disposal of assets, net	(848)	1,242

Earnings (loss) from continuing operations before income taxes	(3,023)	4,406
Income tax expense (benefit)	(2,654)	2,477

Net earnings (loss) from continuing operations	(369)	1,929
Earnings (loss) from discontinued operations, net of income taxes	(1,500)	7,061

Net earnings (loss)	(1,869)	8,990
Net earnings attributable to non-controlling interests	(2,287)	(3,788)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(4,156)	$5,202

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In Thousands)

	Quarter Ended December 31,
	2014	2013
	Restated
Net earnings (loss)	$(1,869)	$8,990
Other comprehensive income
Change in fair value of highly effective interest rate hedges	407	424

Other comprehensive income before income taxes	407	424
Change in income tax expense	(148)	(158)

Other comprehensive income, net of income taxes	259	266

Comprehensive income (loss)	(1,610)	9,256
Net earnings attributable to non-controlling interests	(2,287)	(3,788)

Comprehensive income (loss) attributable to IASIS Healthcare LLC	$(3,897)	$5,468

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

(In Thousands)

	Non-controlling Interests with Redemption Rights	Member’s Equity	Non- controlling Interests	Total Equity
		Restated		Restated
Balance at September 30, 2014	$108,156	$120,005	$9,676	$129,681
Net earnings (loss)	2,293	(4,156)	(6)	(4,162)
Distributions to non-controlling interests	(1,853)	—	—	—
Sale of non-controlling interests	39	—	—	—
Stock-based compensation	—	1,865	—	1,865
Other comprehensive income	—	259	—	259
Other	(859)	—	—	—
Adjustment to redemption value of non-controlling interests with redemption rights	419	(419)	—	(419)

Balance at December 31, 2014	$108,195	$117,554	$9,670	$127,224

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	Quarter Ended December 31,
	2014	2013
	Restated
Cash flows from operating activities
Net earnings (loss)	$(1,869)	$8,990
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	22,631	25,722
Amortization of loan costs	1,971	1,853
Amortization of deferred gain on sale-leaseback	(624)	—
Change in physician minimum revenue guarantees	827	599
Stock-based compensation	1,865	861
Deferred income taxes	9,721	171
Loss (gain) on disposal of assets, net	848	(1,242)
Loss (earnings) from discontinued operations, net	1,500	(7,061)
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	(11,810)	(12,504)
Inventories, prepaid expenses and other current assets	4,655	(5,518)
Accounts payable, other accrued expenses and other accrued liabilities	(40,958)	(50,818)
Income taxes and other transaction costs payable related to sale-leaseback of real estate	—	(22,270)

Net cash used in operating activities—continuing operations	(11,243)	(61,217)
Net cash used in operating activities—discontinued operations	(234)	(12,085)

Net cash used in operating activities	(11,477)	(73,302)

Cash flows from investing activities
Purchases of property and equipment	(23,410)	(10,883)
Cash paid for acquisitions, net	(3,900)	(1,038)
Cash paid in sale-leaseback of real estate	—	(3,100)
Proceeds from sale of assets	265	425
Change in other assets, net	(2,100)	(2,436)

Net cash used in investing activities—continuing operations	(29,145)	(17,032)
Net cash provided by (used in) investing activities—discontinued operations	(340)	691

Net cash used in investing activities	(29,485)	(16,341)

Cash flows from financing activities
Payment of long-term debt, capital leases and other obligations	(3,560)	(3,450)
Distributions to non-controlling interests	(1,853)	(8,367)
Cash received for the sale of non-controlling interests	39	—

Net cash used in financing activities—continuing operations	(5,374)	(11,817)
Net cash used in financing activities—discontinued operations	(6)	(58)

Net cash used in financing activities	(5,380)	(11,875)

Change in cash and cash equivalents	(46,342)	(101,518)
Cash and cash equivalents at beginning of period	341,180	438,131

Cash and cash equivalents at end of period	$294,838	$336,613

Supplemental disclosure of cash flow information:
Cash paid for interest	$50,116	$48,787

Cash paid (received) for income taxes, net	$(162)	$35,088

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

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated balance sheet of the Company at September 30, 2014, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s amended and restated Annual Report on Form 10-K/A for the fiscal year ended September 30, 2014, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 15, 2015.

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

General and Administrative (Restated)

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company include the IASIS corporate office costs (excluding stock-based compensation costs), which were $15.3 million and $12.3 million for the quarters ended December 31, 2014 and 2013, respectively.

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

1A. RESTATEMENT OF PREVIOUSLY ISSUED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has restated its condensed consolidated financial statements for the quarter ended December 31, 2014. The determination to restate the Company’s condensed consolidated financial statements occurred after Company management, through an internal review of the program settlement process described below identified certain errors made by a former managed care division finance employee. Subject to restatement is the Company’s condensed consolidated balance sheet as of December 31, 2014, and the related condensed consolidated statements of operations, comprehensive income (loss), equity and cash flows for the quarter ended December 31, 2014 and affected footnotes. This restatement corrects errors for the quarter ended December 31, 2014 in the accounting for estimated program settlement amounts (the “program settlements”) for one of the Company’s managed Medicaid plans, and corrects certain other errors determined to be immaterial individually and in the aggregate to the condensed consolidated financial statements.

Estimates of future program settlements are calculated and recorded based on projected and known premium revenue, medical claims and member eligibility. The program settlement reconciliation process typically occurs in the 18 months post-plan year, when actual (rather than projected) medical claims and member eligibility information is fully available and a net settlement amount is either due to or from the state. In the first quarter of fiscal 2015, the Company’s revenue and receivables associated with these program settlements were overstated and other accrued expenses and other current liabilities were understated. These errors did not involve any cash payments, as actual final program settlements are not paid until the end of the reconciliation process.

The impact of the correction of errors on the affected line items of the Company’s consolidated balance sheet as of December 31, 2014 and the consolidated statements of operations, cash flows and comprehensive income (loss) for the quarter ended December 31, 2014 is set forth below (in thousands):

Consolidated Balance Sheet

as of December 31, 2014

	As Previously Reported	Adjustments	As Restated
Prepaid expenses and other current assets	$228,616	$(21,537)	$207,079
Total current assets	948,522	(21,537)	926,985
Total assets	2,679,006	(21,537)	2,657,469
Accounts payable	116,477	406	116,883
Deferred income taxes, current liabilities	1,442	216	1,658
Other accrued expenses and current liabilities	62,390	6,508	68,898
Total current liabilities	353,010	7,130	360,140
Deferred income taxes, noncurrent liabilities	108,381	(565)	107,816
Member’s equity	145,656	(28,102)	117,554
Total equity	155,326	(28,102)	127,224
Total liabilities and equity	2,679,006	(21,537)	2,657,469

Consolidated Statement of Operations

for the Quarter Ended December 31, 2014

	As Previously Reported	Adjustments	As Restated
Premium and service revenues	$222,101	$(17,127)	$204,974
Total revenue	686,665	(17,127)	669,538
Salaries and benefits	229,730	1,201	230,931
Total costs and expenses	670,512	1,201	671,713
Earnings (loss) from continuing operations before loss on disposal of assets, net	16,153	(18,328)	(2,175)
Earnings (loss) from continuing operations before income taxes	15,305	(18,328)	(3,023)
Income tax expense (benefit)	6,405	(9,059)	(2,654)
Net earnings (loss) from continuing operations	8,900	(9,269)	(369)
Net earnings (loss)	7,400	(9,269)	(1,869)
Net earnings (loss) attributable to IASIS Healthcare LLC	5,113	(9,269)	(4,156)

Consolidated Statement of Comprehensive Income (Loss)

for the Quarter Ended December 31, 2014

	As Previously Reported	Adjustments	As Restated
Net earnings (loss)	$7,400	$(9,269)	$(1,869)
Comprehensive income (loss)	7,659	(9,269)	(1,610)
Comprehensive income (loss) attributable to IASIS Healthcare LLC	5,372	(9,269)	(3,897)

Consolidated Statement of Cash Flows

for the Quarter Ended December 31, 2014

	As Previously Reported	Adjustments	As Restated
Net earnings (loss)	$7,400	$(9,269)	$(1,869)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Stock-based compensation	1,539	326	1,865
Deferred income taxes	10,273	(552)	9,721
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Inventories, prepaid expenses and other current assets	3,167	1,488	4,655
Accounts payable, other accrued expenses and other accrued liabilities	(48,965)	8,007	(40,958)

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

The sources of Health Choice’s premium and service revenues by major product line are summarized as follow:

	Quarter Ended December 31,
	2014	2013
Medicaid and Medicaid MSO	85.5%	89.1%
MAPD SNP	14.1	10.9
Other	0.4	—

Total	100.0%	100.0%

3. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt, capital leases and other obligations consists of the following (in thousands):

	December 31, 2014	September 30, 2014
Senior secured term loan facility	$984,481	$986,815
Senior Notes	846,571	846,479
Capital leases and other obligations	19,564	20,506

	1,850,616	1,853,800
Less current maturities	12,142	12,690

	$1,838,474	$1,841,110

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

7. INCOME TAXES (RESTATED)

For the quarter ended December 31, 2014, the Company recorded an income tax benefit from continuing operations of $2.7 million, for an effective tax rate of 87.8%, compared to income tax expense of $2.5 million, for an effective tax rate of 56.2%, in the prior year quarter. The change in the effective tax rate is primarily attributable to the following: (1) the annual health insurer fee imposed by the health reform law beginning in 2014, which is treated as a nondeductible excise tax, (2) a decrease in compensation deduction limitations applicable to certain health insurers, which were recorded in the prior year quarter, but to which the Company is no longer subject in the current or prior year after final regulations issued during September 2014, and (3) the decrease in net earnings from continuing operations, which affected the rate impact of state income taxes (including the Texas margins tax), non-controlling interests, and other adjustments.

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

9. SEGMENT INFORMATION

The Company’s reportable operating segments consist of (1) acute care hospitals and related healthcare businesses, collectively and (2) Health Choice. The following is a financial summary by business segment for the periods indicated (in thousands):

	For the Quarter Ended December 31, 2014 (Restated)
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue before provision for bad debts	$553,916	$—	$—	$553,916
Less: Provision for bad debts	(89,352)	—	—	(89,352)

Acute care revenue	464,564	—	—	464,564
Premium and service revenues	—	204,974	—	204,974
Revenue between segments	3,942	—	(3,942)	—

Total revenue	468,506	204,974	(3,942)	669,538

Salaries and benefits (excludes stock-based compensation)	216,409	12,657	—	229,066
Supplies	79,896	155	—	80,051
Medical claims	—	179,914	(3,942)	175,972
Rentals and leases	17,966	743	—	18,709
Other operating expenses	100,258	12,963	—	113,221
Medicare and Medicaid EHR incentives	(3,415)	—	—	(3,415)

Adjusted EBITDA(1)	57,392	(1,458)	—	55,934

Interest expense, net	32,363	—	—	32,363
Depreciation and amortization	21,603	1,028	—	22,631
Stock-based compensation	1,865	—	—	1,865
Management fees	1,250	—	—	1,250

Earnings (loss) from continuing operations before loss on disposal of assets and income taxes	311	(2,486)	—	(2,175)
Loss on disposal of assets, net	(848)	—	—	(848)

Loss from continuing operations before income taxes	$(537)	$(2,486)	$—	$(3,023)

Segment assets	$2,308,610	$348,859		$2,657,469

Capital expenditures	$22,587	$823		$23,410

Goodwill	$812,176	$5,757		$817,933

	For the Quarter Ended December 31, 2013
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue before provision for bad debts	$537,874	$—	$—	$537,874
Less: Provision for bad debts	(93,703)	—	—	(93,703)

Acute care revenue	444,171	—	—	444,171
Premium and service revenues	—	151,719	—	151,719
Revenue between segments	2,208	—	(2,208)	—

Total revenue	446,379	151,719	(2,208)	595,890

Salaries and benefits (excludes stock-based compensation)	206,364	7,041	—	213,405
Supplies	76,733	59	—	76,792
Medical claims	—	128,028	(2,208)	125,820
Rentals and leases	18,090	363	—	18,453
Other operating expenses	92,971	7,586	—	100,557
Medicare and Medicaid EHR incentives	(3,278)	—	—	(3,278)

Adjusted EBITDA(1)	55,499	8,642	—	64,141

Interest expense, net	33,144	—	—	33,144
Depreciation and amortization	24,665	1,057	—	25,722
Stock-based compensation	861	—	—	861
Management fees	1,250	—	—	1,250

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(4,421)	7,585	—	3,164
Gain on disposal of assets, net	1,242	—	—	1,242

Earnings (loss) from continuing operations before income taxes	$(3,179)	$7,585	$—	$4,406

Segment assets	$2,305,773	$319,154		$2,624,927

Capital expenditures	$10,832	$51		$10,883

Goodwill	$809,828	$5,757		$815,585

(1)	Adjusted EBITDA represents net earnings from continuing operations before net interest expense, income tax expense, depreciation and amortization, stock-based compensation, net gain (loss) on disposal of assets and management fees. Management fees represent monitoring and advisory fees paid to management companies affiliated with TPG and JLL. Management routinely calculates and communicates adjusted EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within the healthcare industry to evaluate performance, allocate resources and measure leverage capacity and debt service ability. In addition, the Company uses adjusted EBITDA as a measure of performance for its business segments and for incentive compensation purposes. Adjusted EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net earnings, cash flows generated by operating, investing, or financing activities or other financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance or liquidity. Adjusted EBITDA, as presented, differs from what is defined under the Company’s Senior Secured Credit Facilities and may not be comparable to similarly titled measures of other companies.

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

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

IASIS Healthcare LLC

Condensed Consolidating Balance Sheet (Restated)

December 31, 2014 (unaudited)

(in thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$279,757	$15,081	$—	$294,838
Accounts receivable, net	—	61,070	256,067	—	317,137
Inventories	—	14,738	44,839	—	59,577
Prepaid expenses and other current assets	—	72,650	134,429	—	207,079
Assets held for sale	—	48,354	—	—	48,354

Total current assets	—	476,569	450,416	—	926,985
Property and equipment, net	—	236,914	590,124	—	827,038
Intercompany	—	(173,346)	173,346	—	—
Net investment in and advances to subsidiaries	2,042,202	—	—	(2,042,202)	—
Goodwill	7,407	62,946	747,580	—	817,933
Other intangible assets, net	—	8,261	14,250	—	22,511
Other assets, net	21,471	25,573	15,958	—	63,002

Total assets	$2,071,080	$636,917	$1,991,674	$(2,042,202)	$2,657,469

Liabilities and Equity
Current liabilities
Accounts payable	$—	$43,291	$73,592	$—	$116,883
Salaries and benefits payable	—	26,338	27,502	—	53,840
Accrued interest payable	9,849	(3,219)	3,219	—	9,849
Deferred income taxes	1,658	—	—	—	1,658
Medical claims payable	—	—	90,420	—	90,420
Other accrued expenses and current liabilities	—	50,553	18,345	—	68,898
Current portion of long-term debt, capital leases and other obligations	10,071	2,071	22,782	(22,782)	12,142
Liabilities held for sale	—	6,450	—	—	6,450

Total current liabilities	21,578	125,484	235,860	(22,782)	360,140
Long-term debt, capital leases and other obligations	1,821,142	17,332	631,108	(631,108)	1,838,474
Deferred income taxes	107,816	—	—	—	107,816
Other long-term liabilities	2,990	112,043	587	—	115,620
Non-controlling interests with redemption rights	—	108,195	—	—	108,195
Equity
Member’s equity	117,554	264,193	1,124,119	(1,388,312)	117,554
Non-controlling interests	—	9,670	—	—	9,670

Total equity	117,554	273,863	1,124,119	(1,388,312)	127,224

Total liabilities and equity	$2,071,080	$636,917	$1,991,674	$(2,042,202)	$2,657,469

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

IASIS Healthcare LLC

Condensed Consolidating Balance Sheet (Restated)

September 30, 2014

(in thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$325,555	$15,625	$—	$341,180
Accounts receivable, net	—	66,165	239,489	—	305,654
Inventories	—	13,925	43,707	—	57,632
Deferred income taxes	1,987	—	—	—	1,987
Prepaid expenses and other current assets	—	53,297	163,266	—	216,563
Assets held for sale	—	50,151	—	—	50,151

Total current assets	1,987	509,093	462,087	—	973,167
Property and equipment, net	—	232,421	594,057	—	826,478
Intercompany	—	(93,232)	93,232	—	—
Net investment in and advances to subsidiaries	2,053,712	—	—	(2,053,712)	—
Goodwill	7,407	62,947	744,144	—	814,498
Other intangible assets, net	—	8,331	15,000	—	23,331
Other assets, net	23,067	23,055	16,240	—	62,362

Total assets	$2,086,173	$742,615	$1,924,760	$(2,053,712)	$2,699,836

Liabilities and Equity
Current liabilities
Accounts payable	$—	$47,843	$80,516	$—	$128,359
Salaries and benefits payable	—	32,164	38,957	—	71,121
Accrued interest payable	28,820	(3,223)	3,223	—	28,820
Medical claims payable	—	—	79,449	—	79,449
Other accrued expenses and current liabilities	—	47,905	25,586	—	73,491
Current portion of long-term debt, capital leases and other obligations	10,071	2,619	23,176	(23,176)	12,690
Liabilities held for sale	—	9,171	—	—	9,171

Total current liabilities	38,891	136,479	250,907	(23,176)	403,101
Long-term debt, capital leases and other obligations	1,823,545	17,565	521,216	(521,216)	1,841,110
Deferred income taxes	100,499	—	—	—	100,499
Other long-term liabilities	3,233	113,466	590	—	117,289
Non-controlling interests with redemption rights	—	108,156	—	—	108,156
Equity
Member’s equity	120,005	357,213	1,152,047	(1,509,320)	120,005
Non-controlling interests	—	9,676	—	—	9,676

Total equity	120,005	366,949	1,152,047	(1,509,320)	129,681

Total liabilities and equity	$2,086,173	$742,615	$1,924,760	$(2,053,712)	$2,699,836

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations (Restated)

For the Quarter Ended December 31, 2014 (unaudited)

(in thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Revenues
Acute care revenue before provision for bad debts	$—	$126,858	$431,000	$(3,942)	$553,916
Less: Provision for bad debts	—	(15,406)	(73,946)	—	(89,352)

Acute care revenue	—	111,452	357,054	(3,942)	464,564
Premium and service revenues	—	—	204,974	—	204,974

Total revenue	—	111,452	562,028	(3,942)	669,538
Costs and expenses
Salaries and benefits	1,865	78,936	150,130	—	230,931
Supplies	—	19,023	61,028	—	80,051
Medical claims	—	—	179,914	(3,942)	175,972
Rentals and leases	—	6,173	12,536	—	18,709
Other operating expenses	—	17,587	95,634	—	113,221
Medicare and Medicaid EHR incentives	—	(180)	(3,235)	—	(3,415)
Interest expense, net	32,363	—	12,249	(12,249)	32,363
Depreciation and amortization	—	7,891	14,740	—	22,631
Management fees	1,250	(8,966)	8,966	—	1,250
Equity in earnings of affiliates	(15,762)	—	—	15,762	—

Total costs and expenses	19,716	120,464	531,962	(429)	671,713
Earnings (loss) from continuing operations before loss on disposal of assets and income taxes	(19,716)	(9,012)	30,066	(3,513)	(2,175)
Loss on disposal of assets, net	—	(773)	(75)	—	(848)

Earnings (loss) from continuing operations before income taxes	(19,716)	(9,785)	29,991	(3,513)	(3,023)
Income tax benefit	(2,654)	—	—	—	(2,654)

Net earnings (loss) from continuing operations	(17,062)	(9,785)	29,991	(3,513)	(369)
Earnings (loss) from discontinued operations, net of income taxes	657	(2,157)	—	—	(1,500)

Net earnings (loss)	(16,405)	(11,942)	29,991	(3,513)	(1,869)
Net earnings attributable to non-controlling interests	—	(2,287)	—	—	(2,287)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(16,405)	$(14,229)	$29,991	$(3,513)	$(4,156)

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

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

IASIS Healthcare LLC

Condensed Consolidating Statement of Comprehensive Income (Loss) (Restated)

For the Quarter Ended December 31, 2014 (unaudited)

(In thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Net earnings (loss)	$(16,405)	$(11,942)	$29,991	$(3,513)	$(1,869)
Other comprehensive income
Change in fair value of highly effective interest rate hedges	407	—	—	—	407

Other comprehensive income before income taxes	407	—	—	—	407
Change in income tax expense	(148)	—	—	—	(148)

Other comprehensive income, net of income taxes	259	—	—	—	259

Comprehensive income (loss)	(16,146)	(11,942)	29,991	(3,513)	(1,610)
Net earnings attributable to non-controlling interests	—	(2,287)	—	—	(2,287)

Comprehensive income (loss) attributable to IASIS Healthcare LLC	$(16,146)	$(14,229)	$29,991	$(3,513)	$(3,897)

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

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

IASIS Healthcare LLC

Condensed Consolidating Statement of Cash Flows (Restated)

For the Quarter Ended December 31, 2014 (unaudited)

(In thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities
Net earnings (loss)	$(16,405)	$(11,942)	$29,991	$(3,513)	$(1,869)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	7,891	14,740	—	22,631
Amortization of loan costs	1,971	—	—	—	1,971
Amortization of deferred gain on sale-leaseback transaction	(624)	—	—	—	(624)
Change in physician minimum revenue guarantees	—	58	769	—	827
Stock-based compensation	1,865	—	—	—	1,865
Deferred income taxes	9,721	—	—	—	9,721
Loss on disposal of assets, net	—	773	75	—	848
Loss (earnings) from discontinued operations, net	(657)	2,157	—	—	1,500
Equity in earnings of affiliates	(15,762)	—	—	15,762	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	—	4,379	(16,189)	—	(11,810)
Inventories, prepaid expenses and other current assets	—	(15,471)	20,126	—	4,655
Accounts payable, other accrued expenses and other accrued liabilities	(19,876)	(769)	(20,313)	—	(40,958)

Net cash provided by (used in) operating activities—continuing operations	(39,767)	(12,924)	29,199	12,249	(11,243)
Net cash used in operating activities—discontinued operations	—	(234)	—	—	(234)

Net cash provided by (used in) operating activities	(39,767)	(13,158)	29,199	12,249	(11,477)
Cash flows from investing activities
Purchases of property and equipment	—	(13,713)	(9,697)	—	(23,410)
Cash paid for acquisitions, net	—	—	(3,900)	—	(3,900)
Proceeds from sale of assets	—	253	12	—	265
Change in other assets, net	—	(2,309)	209	—	(2,100)

Net cash used in investing activities—continuing operations	—	(15,769)	(13,376)	—	(29,145)
Net cash used in investing activities—discontinued operations	—	(340)	—	—	(340)

Net cash used in investing activities	—	(16,109)	(13,376)	—	(29,485)

Cash flows from financing activities
Payment of long-term debt, capital leases and other obligations	(2,618)	(156)	(786)	—	(3,560)
Distributions to non-controlling interests	—	(1,853)	—	—	(1,853)
Cash received for the sale of non-controlling interests	—	39	—	—	39
Change in intercompany balances with affiliates, net	42,385	(14,555)	(15,581)	(12,249)	—

Net cash provided by (used in) financing activities—continuing operations	39,767	(16,525)	(16,367)	(12,249)	(5,374)
Net cash used in financing activities—discontinued operations	—	(6)	—	—	(6)

Net cash provided by (used in) financing activities	39,767	(16,531)	(16,367)	(12,249)	(5,380)

Change in cash and cash equivalents	—	(45,798)	(544)	—	(46,342)
Cash and cash equivalents at beginning of period	—	325,555	15,625	—	341,180

Cash and cash equivalents at end of period	$—	$279,757	$15,081	$—	$294,838

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

IASIS Healthcare LLC

Condensed Consolidating Statement of Cash Flows

For the Quarter Ended December 31, 2013 (unaudited)

(In thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities
Net earnings (loss)	$(7,043)	$(3,852)	$42,568	$(22,683)	$8,990
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	11,588	14,134	—	25,722
Amortization of loan costs	1,853	—	—	—	1,853
Change in physician minimum revenue guarantees	—	46	553	—	599
Stock-based compensation	861	—	—	—	861
Deferred income taxes	171	—	—	—	171
Gain on disposal of assets, net	—	(1,212)	(30)	—	(1,242)
Loss (earnings) from discontinued operations, net	4,239	(11,300)	—	—	(7,061)
Equity in earnings of affiliates	(34,928)	—	—	34,928	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	—	(9,268)	(3,236)	—	(12,504)
Inventories, prepaid expenses and other current assets	—	(5,399)	(119)	—	(5,518)
Accounts payable, other accrued expenses and other accrued liabilities	(17,920)	(6,614)	(26,284)	—	(50,818)
Income taxes and other transaction costs payable related to sale-leaseback of real estate	(18,901)	(1,048)	(2,321)	—	(22,270)

Net cash provided by (used in) operating activities—continuing operations	(71,668)	(27,059)	25,265	12,245	(61,217)
Net cash used in operating activities—discontinued operations	—	(12,085)	—	—	(12,085)

Net cash provided by (used in) operating activities	(71,668)	(39,144)	25,265	12,245	(73,302)

Cash flows from investing activities
Purchases of property and equipment	—	(6,253)	(4,630)	—	(10,883)
Cash paid for acquisitions, net	—	(1,038)	—	—	(1,038)
Cash paid in sale-leaseback of real estate	—	(2,799)	(301)	—	(3,100)
Proceeds from sale of assets	—	425	—	—	425
Change in other assets, net	—	(2,857)	421	—	(2,436)

Net cash used in investing activities—continuing operations	—	(12,522)	(4,510)	—	(17,032)
Net cash provided by investing activities—discontinued operations	—	691	—	—	691

Net cash used in investing activities	—	(11,831)	(4,510)	—	(16,341)

Cash flows from financing activities
Payment of long-term debt, capital leases and other obligations	(2,518)	(151)	(781)	—	(3,450)
Distributions to non-controlling interests	—	(8,367)	—	—	(8,367)
Change in intercompany balances with affiliates, net	74,186	(41,308)	(20,633)	(12,245)	—

Net cash provided by (used in) financing activities—continuing operations	71,668	(49,826)	(21,414)	(12,245)	(11,817)
Net cash used in financing activities—discontinued operations	—	(58)	—	—	(58)

Net cash provided by (used in) financing activities	71,668	(49,884)	(21,414)	(12,245)	(11,875)

Change in cash and cash equivalents	—	(100,859)	(659)	—	(101,518)
Cash and cash equivalents at beginning of period	—	430,047	8,084	—	438,131

Cash and cash equivalents at end of period	$—	$329,188	$7,425	$—	$336,613

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements, the notes to our unaudited condensed consolidated financial statements and the other financial information appearing elsewhere in this report. Data for the quarters ended December 31, 2014 and 2013, have been derived from our unaudited condensed consolidated financial statements. Our unaudited condensed consolidated financial statements for the quarter ended December 31, 2014, have been restated to reflect corrections to the Original Filing, which are discussed further in the Explanatory Note to this Amendment and in Note 1A to our unaudited condensed consolidated financial statements appearing under “Item 1 – Financial Statements” of this report. References herein to “we,” “our” and “us” are to IASIS Healthcare LLC and its subsidiaries. References herein to “IAS” are to IASIS Healthcare Corporation, our parent company.

FORWARD-LOOKING STATEMENTS

Some of the statements we make in this report are forward-looking within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations including, but not limited to, the discussions of our operating and growth strategy (including possible acquisitions and dispositions), financing needs, projections of revenue, income or loss, capital expenditures and future operations. Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results in future periods to differ materially from those anticipated in the forward-looking statements. Those risks and uncertainties, among others discussed in this report, are detailed in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2014, filed with the SEC, as amended and restated in Item 1A. “Risk Factors.”

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

Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Any forward-looking statement that we make in this Amendment speaks only as of the Original Filing Date, and we undertake no obligation to update any forward-looking statements or to publicly announce the results of any revisions to any of those statements to reflect future events or developments. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless specifically expressed as such, and should only be viewed as historical data.

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

Revenue and Volume Trends

Total revenue for the quarter ended December 31, 2014, increased 12.4% to $669.5 million, compared to $595.9 million in the same prior year quarter. Total revenue is comprised of acute care revenue, which is recorded net of the provision for bad debts, and premium and service revenues. Acute care revenue contributed $20.4 million to the increase in total revenue for the quarter ended December 31, 2014, compared to the same prior year quarter, while premium and service revenues at Health Choice contributed $53.3 million to the increase in total revenue over the same prior year quarter.

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

Premium and Service Revenues

Premium and service revenues generated by Health Choice, our managed care operations, represented 30.6% of our total revenue for the quarter ended December 31, 2014, compared to 25.5% in the same prior year quarter.

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

The percentages of our insured and uninsured net hospital receivables are summarized as follows (1):

	December 31, 2014	September 30, 2014
Insured receivables	81.2%	81.0%
Uninsured receivables	18.8%	19.0%

Total	100.0%	100.0%

The percentages of hospital net receivables in summarized aging categories are as follows (1):

	December 31, 2014	September 30, 2014
0 to 90 days	65.9%	63.2%
91 to 180 days	18.0%	18.0%
Over 180 days	16.1%	18.8%

Total	100.0%	100.0%

(1)	Excludes hospital receivables related to our discontinued Florida and Nevada operations.

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

SELECTED OPERATING DATA

The following table sets forth certain unaudited operating data from continuing operations for each of the periods presented.

	Quarter Ended December 31,
	2014	2013
Acute care operations (1)
Number of acute care hospital facilities at end of period	15	15
Licensed beds at end of period (2)	3,604	3,600
Average length of stay (days) (3)	5.0	5.0
Occupancy rates (4)	49.6%	47.4%
Admissions (5)	25,868	25,096
Adjusted admissions (6)	47,910	46,058
Patient days (7)	129,843	124,275
Adjusted patient days (6)	240,483	228,078
Surgeries	16,811	17,003
Emergency room visits	106,340	99,039
Net patient revenue per adjusted admission (8)	$9,608	$9,495
Outpatient revenue as a % of gross patient revenue	46.0%	45.5%

Managed care operations
Health plan lives (9)	229,600	191,800
MSO lives (10)	88,300	—
Accountable care network lives (11)	19,800	700

Total lives	337,700	192,500
Medical loss ratio (12)	91.2%	84.4%

(1)	Excludes the impact of our Nevada and Florida operations, which are reflected in discontinued operations.
(2)	Includes St. Luke’s Behavioral Hospital in Phoenix, Arizona.
(3)	Represents the average number of days that a patient stayed in our hospitals.
(4)	Calculated by dividing the average daily number of inpatients by the weighted-average number of beds in service.
(5)	Represents the total number of patients admitted to our hospitals that qualify for inpatient status. Management and investors use this number as a general measure of inpatient volume.
(6)	Adjusted admissions and adjusted patient days are general measures of combined inpatient and outpatient volume. We compute adjusted admissions (or adjusted patient days) by multiplying admissions (or patient days) by gross patient revenue and then dividing that number by gross inpatient revenue.
(7)	Represents the number of days our beds were occupied by inpatients over the period.
(8)	Includes the impact of the provision for bad debts as a component of revenue.
(9)	Represents total lives enrolled across all health plan product lines. Includes dual-eligible lives, which are members eligible for Medicare and Medicaid benefits, under Health Choice’s contract with CMS to provide coverage as a MAPD SNP totaling 9,300 and 5,300 as of December 31, 2014 and 2013, respectively.
(10)	Represents lives enrolled in Health Choice’s MSO that provides management and administrative services to a large national insurer’s Medicaid plan members in the Tampa and “Panhandle” regions of Florida.
(11)	Represents attributed health plan member lives from other third-party payors for which Health Choice Preferred accountable care networks manage medical care and participating providers and Health Choice share associated financial risks.
(12)	Represents medical claims expense as a percentage of premium revenue, including claims paid to our hospitals.

RESULTS OF OPERATIONS SUMMARY

Consolidated

The following table sets forth, for the periods presented, the results of our consolidated operations expressed in dollar terms and as a percentage of total revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended December 31, 2014		Quarter Ended December 31, 2013
($ in thousands):	Amount	Percentage	Amount	Percentage
Revenues
Acute care revenue before provision for bad debts	$553,916		$537,874
Less: Provision for bad debts	(89,352)		(93,703)

Acute care revenue	464,564	69.4%	444,171	74.5%
Premium and service revenues	204,974	30.6%	151,719	25.5%

Total revenue	669,538	100.0%	595,890	100.0%
Costs and expenses
Salaries and benefits	230,931	34.5%	214,266	36.0%
Supplies	80,051	12.0%	76,792	12.9%
Medical claims	175,972	26.3%	125,820	21.1%
Rentals and leases	18,709	2.8%	18,453	3.1%
Other operating expenses	113,221	16.9%	100,557	16.9%
Medicare and Medicaid EHR incentives	(3,415)	(0.5%)	(3,278)	(0.6%)
Interest expense, net	32,363	4.7%	33,144	5.6%
Depreciation and amortization	22,631	3.4%	25,722	4.3%
Management fees	1,250	0.2%	1,250	0.2%

Total costs and expenses	671,713	100.3%	592,726	99.5%
Earnings (loss) from continuing operations before gain (loss) on disposal of assets and income taxes	(2,175)	(0.3%)	3,164	0.5%
Gain (loss) on disposal of assets, net	(848)	(0.1%)	1,242	0.2%

Earnings (loss) from continuing operations before income taxes	(3,023)	(0.4%)	4,406	0.7%
Income tax expense (benefit)	(2,654)	(0.3%)	2,477	0.4%

Net earnings (loss) from continuing operations	(369)	(0.1%)	1,929	0.3%
Earnings (loss) from discontinued operations, net of income taxes	(1,500)	(0.2%)	7,061	1.2%

Net earnings (loss)	(1,869)	(0.3%)	8,990	1.5%
Net earnings attributable to non-controlling interests	(2,287)	(0.3%)	(3,788)	(0.6%)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(4,156)	(0.6%)	$5,202	0.9%

Acute Care Operations

The following table and discussion sets forth, for the periods presented, the results of our acute care operations expressed in dollar terms and as a percentage of total acute care revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended December 31, 2014		Quarter Ended December 31, 2013
($ in thousands):	Amount	Percentage	Amount	Percentage
Acute care revenue
Acute care revenue before provision for bad debts	$553,916		$537,874
Less: Provision for bad debts	(89,352)		(93,703)

Acute care revenue	464,564	99.2%	444,171	99.5%
Revenue between segments (1)	3,942	0.8%	2,208	0.5%

Total acute care revenue	468,506	100.0%	446,379	100.0%
Costs and expenses
Salaries and benefits	218,274	46.6%	207,225	46.4%
Supplies	79,896	17.1%	76,733	17.2%
Rentals and leases	17,966	3.8%	18,090	4.1%
Other operating expenses	100,258	21.4%	92,971	20.8%
Medicare and Medicaid EHR incentives	(3,415)	(0.7%)	(3,278)	(0.7%)
Interest expense, net	32,363	6.9%	33,144	7.4%
Depreciation and amortization	21,603	4.6%	24,665	5.5%
Management fees	1,250	0.2%	1,250	0.3%

Total costs and expenses	468,195	99.9%	450,800	101.0%
Earnings (loss) from continuing operations before gain (loss) on disposal of assets and income taxes	311	0.1%	(4,421)	(1.0%)
Gain (loss) on disposal of assets, net	(848)	(0.2%)	1,242	0.3%

Loss from continuing operations before income taxes	$(537)	(0.1%)	$(3,179)	(0.7%)

(1)	Revenue between segments is eliminated in our consolidated results.

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

Salaries and benefits — Salaries and benefits expense for the quarter ended December 31, 2014, was $218.3 million, or 46.6% of total acute care revenue, compared to $207.2 million, or 46.4% of total acute care revenue in the same prior year quarter.

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

	Quarter Ended December 31, 2014		Quarter Ended December 31, 2013
($ in thousands):	Amount	Percentage	Amount	Percentage
Premium and service revenues
Premium revenue	$200,087		$151,719
Service revenue	4,887		—

Premium and service revenues	204,974	100%	151,719	100%
Costs and expenses
Salaries and benefits	12,657	6.2%	7,041	4.6%
Supplies	155	0.1%	59	0.1%
Medical claims (1)	179,914	87.8%	128,028	84.4%
Other operating expenses	12,963	6.3%	7,586	5.0%
Rentals and leases	743	0.3%	363	0.2%
Depreciation and amortization	1,028	0.5%	1,057	0.7%

Total costs and expenses	207,460	101.2%	144,134	95.0%

Earnings (loss) before income taxes	$(2,486)	(1.2%)	$7,585	5.0%

(1)	Medical claims paid to our hospitals of $3.9 million and $2.2 million for the quarters ended December 31, 2014 and 2013, respectively, are eliminated in our consolidated results.

Quarters Ended December 31, 2014 and 2013

Premium and service revenues — Premium and service revenues were $205.0 million for the quarter ended December 31, 2014, an increase of $53.3 million or 35.1%, compared to $151.7 million in the same prior year quarter. The increase in premium and service revenues is driven by growth in all of our managed care product lines, including our new MSO subsidiary that began operations in June 2014. For the quarter ended December 31, 2014, enrollment in our Medicare and Medicaid product lines increased 73.1% and 17.9%, respectively, compared to the same prior year quarter. Premium revenue for our managed Medicaid product line has been impacted favorably by the state of Arizona’s January 1, 2014 expansion of the Medicaid program in connection with the Health Reform Law, which has included the reinstatement of benefits for certain childless adult lives. We also recognized $2.9 million of revenue related to the HIF assessed in connection with the Health Reform Law.

Salaries and benefits — Salaries and benefits expense for the quarter ended December 31, 2014, was $12.7 million, or 6.2% of premium and service revenues, compared to $7.0 million, or 4.6% of premium and service revenues in the same prior year quarter. Salaries and benefits in the quarter ended December 31, 2014, compared to the same prior year quarter, has been impacted by new employees associated with our new MSO subsidiary.

Medical claims — Prior to eliminations, medical claims expense was $179.9 million for the quarter ended December 31, 2014, compared to $128.0 million in the same prior year quarter. Medical claims expense as a percentage of premium revenue related to our health plan products, excluding the impact of HIF revenue, was 91.2% for the quarter ended December 31, 2014, compared to 84.4% in the same prior year quarter. Medical claims expense during the quarter ended December 31, 2014 has been impacted by the newly enrolled childless adult population, as a result of Arizona’s Medicaid expansion on January 1, 2014. While the medical costs related to the newly enrolled childless adults continues to remain high in comparison to the prior year quarter, these costs are beginning to moderate compared to the most recent sequential quarters as a result of the impact of effective care management.

Other operating expenses — Other operating expenses for the quarter ended December 31, 2014, were $13.0 million, or 6.3% of premium and service revenues, compared to $7.6 million, or 5.0% of premium and service revenues in the same prior year quarter. Other operating expenses as a percentage of premium and service revenues increased primarily as a result of $2.0 million in HIF expense.

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

At December 31, 2014, we had $524.9 million in net working capital, compared to $529.1 million at September 30, 2014, both excluding assets and liabilities held for sale. Net accounts receivable increased $11.5 million to $317.1 million at December 31, 2014, from $305.7 million at September 30, 2014. Our days revenue in accounts receivable at December 31, 2014, were 54, compared to 55 at September 30, 2014 and 58 at December 31, 2013.

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

We are unable at this time to extend our evaluation of the sufficiency of our liquidity beyond three years. We cannot assure you, however, that our operating performance will generate sufficient cash flow from operations or that future borrowings will be available under our Senior Secured Credit Facilities, or otherwise, to enable us to grow our business, service our indebtedness, or make anticipated capital expenditures and tax payments. For more information, see our risk factors in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2014, as amended and restated in Item 1A. “Risk Factors”.

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

Item 4. Controls and Procedures

Evaluations of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2014, the end of the period covered by the Original Filing. Based on this evaluation, at the time of the Original Filing, our Chief Executive Officer and Chief Financial Officer originally concluded that our disclosure controls and procedures were effective as of December 31, 2014.

Subsequent to the Original Filing, in connection with the restatement discussed in the Explanatory Note and in Note 1A to our consolidated financial statements with respect to the third and fourth fiscal quarters of our 2014 fiscal year and the first quarter of the 2015 fiscal year, our Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has identified a material weakness in the internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. For these periods, our management identified a lack of sufficient controls regarding appropriate segregation of duties with respect to our managed care business’ accounting for estimated program settlements under our largest state managed Medicaid contract. A lack of appropriate segregation of duties occurred because the managed care division finance employee charged with reviewing journal entries with respect to such program settlements also prepared the related supporting schedules. Solely as a result of such material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2014.

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

Changes in Internal Control Over Financial Reporting

Except as discussed above, during the quarter ended December 31, 2014, there have been no changes in our internal controls that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

Reference is made to the factors set forth under the caption “Forward-Looking Statements” in Part I, Item 2 of this Amendment and other risk factors previously disclosed in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2014, which are amended and restated below.

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

In November 2010, the DOJ sent a letter to us requesting a 12-month tolling agreement in connection with an investigation into Medicare claims submitted by our hospitals in connection with the implantation of ICDs between January 1, 2003 and November 30, 2010. In January 2011, we entered into the tolling agreement with the DOJ which is currently set to expire in April 2015. Although we believe these procedure claims were properly documented for medical necessity and billed appropriately, to the extent the government disagrees with our determinations, we would be required to repay any improper payments as well any additional penalties imposed, which could adversely affect our business. For additional information, refer to Note 8, Commitments and contingencies, to our consolidated financial statements included elsewhere in this Form 10-Q/A.

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

AHCCCS and the Medicaid agency in Utah, with the required approval of CMS, set the capitated rates received at Health Choice which subcontracts with physicians, hospitals and other healthcare providers to provide services to its enrollees. If Health Choice fails to manage healthcare costs effectively, these costs may exceed the payments it receives. Our medical loss ratio (medical claims expense as a percentage of premium revenue) for the years ended September 30, 2014, 2013 and 2012, was 87.9%, 84.1% and 83.1%, respectively. Relatively small changes in these medical loss ratios can create significant changes in the profitability of Health Choice. Many factors can cause actual healthcare costs to exceed the capitated rates Health Choice receives, including:

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

IASIS HEALTHCARE LLC

Date: May 15, 2015	By:	/s/ John M. Doyle
John M. Doyle
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from our quarterly report on Form 10-Q/A for the quarter ended December 31, 2014, filed with the SEC on May 15, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated balance sheets at December 31, 2014 and September 30, 2014, (ii) the condensed consolidated statements of operations for the quarters ended December 31, 2014 and 2013, (iii) the condensed consolidated statements of comprehensive income (loss) for the quarters ended December 31, 2014 and 2013, (iv) the condensed consolidated statement of equity, (v) the condensed consolidated statements of cash flows for the quarters ended December 31, 2014 and 2013, and (vi) the notes to the condensed consolidated financial statements (tagged as blocks of text). (1)

(1)	The XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q/A shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.