Form 10-Q
period 2015-03-31
IASIS Healthcare LLC
filed 2015-05-15
CIK 1294632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of May 15, 2015, 100% of the registrant’s common interests outstanding (all of which are privately owned and are not traded on any public market) were owned by IASIS Healthcare Corporation, its sole member.

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	March 31, 2015	September 30, 2014
	(Unaudited )	(Restated)

ASSETS
Current assets
Cash and cash equivalents	$326,580	$341,180
Accounts receivable, net	331,635	305,654
Inventories	58,333	57,632
Deferred income taxes	667	1,987
Prepaid expenses and other current assets	258,670	216,563
Assets held for sale	—	50,151

Total current assets	975,885	973,167

Property and equipment, net	838,733	826,478
Goodwill	817,933	814,498
Other intangible assets, net	21,691	23,331
Other assets, net	60,472	62,362

Total assets	$2,714,714	$2,699,836

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$111,527	$128,359
Salaries and benefits payable	73,013	71,121
Accrued interest payable	28,791	28,820
Medical claims payable	97,213	79,449
Other accrued expenses and current liabilities	91,679	73,491
Current portion of long-term debt, capital leases and other obligations	12,033	12,690
Liabilities held for sale	—	9,171

Total current liabilities	414,256	403,101

Long-term debt, capital leases and other obligations	1,835,809	1,841,110
Deferred income taxes	108,553	100,499
Other long-term liabilities	116,184	117,289

Non-controlling interests with redemption rights	108,060	108,156

Equity
Member’s equity	123,441	120,005
Non-controlling interests	8,411	9,676

Total equity	131,852	129,681

Total liabilities and equity	$2,714,714	$2,699,836

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands)

	Quarter Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Revenues
Acute care revenue before provision for bad debts	$551,590	$544,203	$1,105,506	$1,082,077
Less: Provision for bad debts	(80,726)	(89,416)	(170,078)	(183,119)

Acute care revenue	470,864	454,787	935,428	898,958
Premium and service revenues	225,963	172,995	430,937	324,714

Total revenue	696,827	627,782	1,366,365	1,223,672

Costs and expenses
Salaries and benefits (includes stock-based compensation of $1,841, $3,493, $3,706 and $4,354, respectively)	237,268	228,742	468,199	443,008
Supplies	80,140	75,520	160,191	152,312
Medical claims	176,059	144,991	352,031	270,811
Rentals and leases	19,088	17,793	37,797	36,246
Other operating expenses	113,746	100,691	226,967	201,248
Medicare and Medicaid EHR incentives	(2,235)	(3,075)	(5,650)	(6,353)
Interest expense, net	31,854	32,887	64,217	66,031
Depreciation and amortization	21,555	21,504	44,186	47,226
Management fees	1,250	1,250	2,500	2,500

Total costs and expenses	678,725	620,303	1,350,438	1,213,029

Earnings from continuing operations before gain (loss) on disposal of assets and income taxes	18,102	7,479	15,927	10,643
Gain (loss) on disposal of assets, net	394	(476)	(454)	766

Earnings from continuing operations before income taxes	18,496	7,003	15,473	11,409

Income tax expense	9,747	3,772	7,093	6,249

Net earnings from continuing operations	8,749	3,231	8,380	5,160

Earnings (loss) from discontinued operations, net of income taxes	(1,806)	(6,648)	(3,306)	413

Net earnings (loss)	6,943	(3,417)	5,074	5,573

Net earnings attributable to non-controlling interests	(2,763)	(2,616)	(5,050)	(6,404)

Net earnings (loss) attributable to IASIS Healthcare LLC	$4,180	$(6,033)	$24	$(831)

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In Thousands)

	Quarter Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014

Net earnings (loss)	$6,943	$(3,417)	$5,074	$5,573

Other comprehensive income
Change in fair value of highly effective interest rate hedges	339	554	745	978

Other comprehensive income before income taxes	339	554	745	978

Change in income tax expense	(124)	(206)	(273)	(363)

Other comprehensive income, net of income taxes	215	348	472	615

Comprehensive income (loss)	7,158	(3,069)	5,546	6,188

Net earnings attributable to non-controlling interests	(2,763)	(2,616)	(5,050)	(6,404)

Comprehensive income (loss) attributable to IASIS Healthcare LLC	$4,395	$(5,685)	$496	$(216)

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

(In Thousands)

	Non-controlling Interests with Redemption Rights	Member’s Equity	Non- controlling Interests	Total Equity

Balance at October 1, 2014 (Restated)	$108,156	$120,005	$9,676	129,681
Net earnings (loss)	5,061	24	(11)	13
Distributions to non-controlling interests	(4,438)	—	—	—
Repurchase of non-controlling interests	(423)	659	(1,254)	(595)
Stock-based compensation	—	3,706	—	3,706
Other comprehensive income	—	472	—	472
Other	(1,721)	—	—	—
Adjustment to redemption value of non-controlling interests with redemption rights	1,425	(1,425)	—	(1,425)

Balance at March 31, 2015	$108,060	$123,441	$8,411	$131,852

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	Six Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net earnings	$5,074	$5,573
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	44,186	47,226
Amortization of loan costs	3,942	3,706
Amortization of deferred gain on sale-leaseback transaction	(1,248)	(1,248)
Change in physician minimum revenue guarantees	1,871	1,196
Stock-based compensation	3,706	4,354
Deferred income taxes	7,967	5,322
Loss (gain) on disposal of assets, net	454	(766)
Loss (earnings) from discontinued operations, net	3,306	(413)

Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:

Accounts receivable, net	(27,323)	(20,631)
Inventories, prepaid expenses and other current assets	(42,615)	(44,205)
Accounts payable, other accrued expenses and other accrued liabilities	18,623	(3,004)
Income taxes and other transaction costs payable related to sale-leaseback of real estate	—	(22,270)

Net cash provided by (used in) operating activities — continuing operations	17,943	(25,160)
Net cash used in operating activities — discontinued operations	(755)	(7,794)

Net cash provided by (used in) operating activities	17,188	(32,954)

Cash flows from investing activities
Purchases of property and equipment	(56,281)	(39,363)
Cash received (paid) for acquisitions, net	37,464	(1,038)
Cash paid in sale-leaseback of real estate	—	(3,025)
Proceeds from sale of assets	337	1,505
Change in other assets, net	(797)	(934)

Net cash used in investing activities — continuing operations	(19,277)	(42,855)
Net cash used in investing activities— discontinued operations	(341)	(2,410)

Net cash used in investing activities	(19,618)	(45,265)

Cash flows from financing activities
Payment of long-term debt, capital leases and other obligations	(6,708)	(6,759)
Distributions to non-controlling interests	(4,438)	(11,046)
Cash paid for the repurchase of non-controlling interests	(1,018)	(405)

Net cash used in financing activities — continuing operations	(12,164)	(18,210)
Net cash used in financing activities — discontinued operations	(6)	(92)

Net cash used in financing activities	(12,170)	(18,302)

Change in cash and cash equivalents	(14,600)	(96,521)
Cash and cash equivalents at beginning of period	341,180	438,131

Cash and cash equivalents at end of period	$326,580	$341,610

Supplemental disclosure of cash flow information:
Cash paid for interest	$61,991	$62,360

Cash paid for income taxes, net	$12,366	$35,265

See accompanying notes.

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements as of and for the quarters and six months ended March 31, 2015 and 2014, reflect the financial position, results of operations and cash flows of IASIS Healthcare LLC (“IASIS” or the “Company”). The Company’s sole member and parent company is IASIS Healthcare Corporation (“Holdings” or “IAS”).

IASIS provides high quality affordable healthcare services primarily in higher growth markets. At March 31, 2015, the Company owned or leased 15 acute care hospital facilities and one behavioral health hospital facility, with a total of 3,604 licensed beds, several outpatient service facilities and 144 physician clinics.

IASIS’ continuing operations are in various regions including:

•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	five cities in Texas, including Houston and San Antonio; and

•	West Monroe, Louisiana.

The Company also owns and operates Health Choice Arizona, Inc. and related entities (“Health Choice” or the “Plan”), a managed care organization and insurer that delivers healthcare services to more than 374,000 members through multiple health plans, accountable care networks and managed care solutions. The Plan is headquartered in Phoenix, Arizona, with offices in Tampa, Florida and Salt Lake City, Utah.

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated balance sheet of the Company at September 30, 2014, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 2014, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 15, 2015.

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

General and Administrative

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company include the IASIS corporate office costs (excluding stock-based compensation costs), which were $12.9 million and $16.1 million for the quarters ended March 31, 2015 and 2014, respectively, and $27.5 million and $28.3 million for the six months ended March 31, 2015 and 2014, respectively.

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

The carrying value and fair value of the Company’s senior secured term loan facility and its 8.375% senior notes due 2019 (the “Senior Notes”) as of March 31, 2015 and September 30, 2014, were as follows (in thousands):

	Carrying Amount		Fair Value
	March 31, 2015	September 30, 2014	March 31, 2015	September 30, 2014
Senior secured term loan facility	$982,146	$986,815	$988,715	$987,589
Senior Notes	846,763	846,479	890,270	893,563

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

Discontinued Operations

The following table provides the components of discontinued operations (in thousands):

	Quarter Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Acute care revenue less provision for bad debts	$6,691	$11,486	$29,863	$22,874

Earnings (loss) before income taxes	(4,717)	(10,297)	(6,873)	1,053
Income tax benefit (expense) from discontinued operations	2,911	3,599	3,567	(640)

Earnings (loss) from discontinued operations, net of income tax	$(1,806)	$(6,648)	$(3,306)	$413

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

In February 2015, the FASB issued ASU 2015-2, “Consolidation” (“ASU 2015-2”). ASU 2015-2 includes amendments that are intended to improve targeted areas of consolidation for legal entities including reducing the number of consolidation models from four to two and simplifying the FASB ASC. The provisions of ASU 2015-2 are effective for annual periods beginning after December 15, 2015. The amendments may be applied retrospectively in previously issued financial statements for one or more years with a cumulative effect adjustment to retained earnings as of the beginning of the first year restated. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2015-2 will have on its financial position, results of operation, cash flows and financial disclosures.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The guidance in the new standard is limited to the presentation of debt issuance costs. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company has not yet adopted ASU 2015-03.

1A. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

The Company has restated its consolidated financial statements for the fiscal year ended September 30, 2014. The determination to restate its consolidated financial statements for the fiscal year ended September 30, 2014 occurred after Company management, through an internal review of the program settlement process as described below identified certain errors made by a former managed care division finance employee. Subject to restatement were the Company’s consolidated balance sheet as of September 30, 2014, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for the fiscal year ended September 30, 2014, and affected footnotes. This restatement corrected errors for the fiscal year ended September 30, 2014 in the accounting for estimated program settlement amounts (the “program settlements”) for one of the Company’s managed Medicaid plans, and corrected certain other errors determined to be immaterial individually and in the aggregate to the consolidated financial statements.

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

The impact of the correction of errors on the affected line items of the Company’s consolidated balance sheet as of September 30, 2014 is set forth below (in thousands):

Consolidated Balance Sheet

as of September 30, 2014

	As Previously Reported	Adjustments	As Restated
Deferred income taxes, current assets	$2,523	$(536)	$1,987
Prepaid expenses and other current assets	235,155	(18,592)	216,563
Total current assets	992,295	(19,128)	973,167
Total assets	2,718,964	(19,128)	2,699,836
Accounts payable	127,953	406	128,359
Other accrued expenses and current liabilities	73,497	(4)	73,491
Total current liabilities	402,701	400	403,101
Deferred income taxes, noncurrent liabilities	100,868	(369)	100,499
Member’s equity	139,164	(19,159)	120,005
Total equity	148,840	(19,159)	129,681
Total liabilities and equity	2,718,964	(19,128)	2,699,836

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

	Quarter Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Medicare	20.5%	20.9%	19.8%	20.2%
Managed Medicare	10.1	10.2	10.1	10.2
Medicaid and managed Medicaid	12.8	12.9	12.7	12.3
Managed care and other	41.3	39.0	41.9	39.7
Self-pay	15.3	17.0	15.5	17.6

Total	100.0%	100.0%	100.0%	100.0%

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

At March 31, 2015 and September 30, 2014, the Company’s net self-pay receivables, including amounts due from uninsured patients and co-payment and deductible amounts due from insured patients, were $263.7 million and $264.6 million, respectively. At March 31, 2015 and September 30, 2014, the Company’s allowance for doubtful accounts was $200.2 million and $207.4 million, respectively.

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

Health Choice also provides coverage as a Medicare Advantage Prescription Drug (“MAPD”) Special Needs Plan (“SNP”) provider pursuant to a contract with the Centers for Medicare and Medicaid Services (“CMS”). The SNP allows Health Choice to offer Medicare and Part D drug benefit coverage for new and existing dual-eligible members (i.e. those that are eligible for Medicare and Medicaid). The contract with CMS includes successive one-year renewal options at the discretion of CMS and is terminable without cause on 90 days’ written notice or for cause upon written notice if the Company fails to comply with any term or condition of the contract or fails to take corrective action as required to comply with the terms of the contract. Health Choice’s contract with CMS has been extended through December 31, 2015.

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

On March 10, 2014, Health Choice entered into a contract with a large national insurer to serve as a management services organization (“MSO”) to Medicaid enrollees in two separate geographic areas in the state of Florida. Under this contract, which covers 93,700 Medicaid enrollees, Health Choice receives an administrative fee based upon the number of members served.

The sources of Health Choice’s premium and service revenues by major product line are summarized as follow:

	Quarter Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Medicaid and Medicaid MSO	84.6%	87.2%	85.0%	88.1%
MAPD SNP	13.4	12.4	13.7	11.7
Other	2.0	0.4	1.3	0.2

Total	100.0%	100.0%	100.0%	100.0%

3. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt, capital leases and other obligations consists of the following (in thousands):

	March 31, 2015	September 30, 2014
Senior secured term loan facility	$982,146	$986,815
Senior Notes	846,763	846,479
Capital leases and other obligations	18,933	20,506

	1,847,842	1,853,800
Less current maturities	12,033	12,690

	$1,835,809	$1,841,110

As of March 31, 2015 and September 30, 2014, the senior secured term loan facility balance reflects an original issue discount (“OID”) of $2.3 million and $2.6 million, respectively, which is net of accumulated amortization of $2.9 million and $2.5 million, respectively. The Senior Notes balance reflects an OID of $3.1 million and $3.5 million, respectively, which is net of accumulated amortization of $3.0 million and $2.6 million, respectively.

As of March 31, 2015 and September 30, 2014, capital leases and other obligations includes a financing obligation totaling $10.1 million and $10.4 million, respectively, resulting from the Company’s sale-leaseback transactions.

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

On October 31, 2014, the Issuers completed an asset purchase offer for up to $210.0 million aggregate principal amount of the outstanding Senior Notes. The Issuers were required to make the offer to purchase under the terms of the Indenture governing the Senior Notes using excess proceeds from certain asset dispositions. The offer to purchase was made at 100% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest, to but excluding the redemption date. Holders validly tendered $0.1 million in aggregate principal amount of the Senior Notes, all of which were accepted by the Issuers. The Company made payment to settle all validly tendered Senior Notes on November 6, 2014. At March 31, 2015, the outstanding principal balance of the Senior Notes was $849.9 million.

The Senior Notes bear interest at a rate of 8.375% per annum, payable semi-annually, in cash in arrears, on May 15 and November 15 of each year.

The Issuers may redeem the Senior Notes, in whole or in part, at any time on or after May 15, 2015, at a price equal to 104.188% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest and special interest, if any, to but excluding the redemption date. Each subsequent year the redemption price declines 2.093 percentage points until 2017, and thereafter, at which point the redemption price is equal to 100% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest and special interest, if any, to but excluding the redemption date.

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

4. INTEREST RATE SWAPS

In August 2011, the Company executed forward starting interest rate swaps with Citibank N.A. and Barclays Bank PLC, as counterparties, with notional amounts totaling $350.0 million, with each agreement effective March 28, 2013 and expiring between September 30, 2014 and September 30, 2016. On September 30, 2014, interest rate swaps with notional amounts totaling $50.0 million at a rate of 1.6% expired under the terms of the related agreement. Under the remaining agreements, the Company is required to make quarterly fixed rate payments at annual rates ranging from 1.9% to 2.2%. The counterparties are obligated to make quarterly floating rate payments to the Company based on the three-month LIBOR rate, each subject to a floor of 1.25%. The Company completed an assessment of these cash flow hedges during the quarters and six months ended March 31, 2015 and 2014, and determined that these hedges were highly effective. Accordingly, no gain or loss related to these hedges has been reflected in the accompanying condensed consolidated statements of operations, and the change in fair value has been included in accumulated other comprehensive loss as a component of member’s equity. The outstanding interest rate swaps at March 31, 2015 are as follows:

Total Notional Amounts
Effective Dates	(in thousands)
Effective from March 28, 2013 to September 30, 2015	$100,000
Effective from March 28, 2013 to September 30, 2016	200,000

The fair value of the Company’s interest rate hedges at March 31, 2015 and September 30, 2014, reflect liability balances of $3.1 million and $3.9 million, respectively, and are included in other long-term liabilities in the accompanying condensed consolidated balance sheets. The fair value of the Company’s interest rate hedges reflects a liability because the effect of the forward LIBOR curve on future interest payments results in less interest due to the Company under the variable rate component included in the interest rate hedging agreements, as compared to the amount due the Company’s counterparties under the fixed interest rate component.

5. GOODWILL

The following table presents the changes in the carrying amount of goodwill (in thousands):

	Acute Care	Health Choice	Total
Balance at September 30, 2014	$808,741	$5,757	$814,498
Adjustments related to acquisitions	3,435	—	3,435

Balance at March 31, 2015	$812,176	$5,757	$817,933

6. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of income taxes, are as follows (in thousands):

	March 31, 2015	September 30, 2014
Fair value of interest rate hedges	$(3,150)	$(3,895)
Income tax benefit	1,278	1,551

Accumulated other comprehensive loss	$(1,872)	$(2,344)

7. INCOME TAXES

For the quarter ended March 31, 2015, the Company recorded income tax expense of $9.7 million, resulting in an effective tax rate of 52.7%, compared to $3.8 million, for an effective tax rate of 53.9% in the prior year quarter. For the six months ended March 31, 2015, the Company recorded income tax expense of $7.1 million, for an effective tax rate of 45.8%, compared to $6.2 million, for an effective tax rate of 54.8% in the prior year period. The decrease in rate is primarily attributable to the following: (1) a decrease in compensation deduction limitations applicable to certain health insurers, which were recorded in the prior year period but to which the Company is no longer subject in the current or prior year after final regulations issued during September 2014, and (2) the increase in net earnings from continuing operations, which reduced the rate impact of state income taxes including the Texas margins tax. These decreases were partially offset by the following increases to the rate: (1) the HIF imposed by the Health Reform Law beginning in 2014, which is treated as a nondeductible excise tax, and (2) the lower ratio of net earnings from non-controlling interests to net earnings from continuing operations, as compared to the prior year period.

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

Professional, General and Workers’ Compensation Liability Risks

The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment and personal injuries. To cover these types of claims, the Company maintains professional and general liability insurance in excess of self-insured retentions through a commercial insurance carrier in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is currently not a party to any such proceedings that, in the Company’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company expenses an estimate of the costs it expects to incur under the self-insured retention exposure for professional and general liability claims using historical claims data, demographic factors, severity factors, current incident logs and other actuarial analysis. At March 31, 2015 and September 30, 2014, the Company’s professional and general liability accrual for asserted and unasserted claims totaled $66.9 million and $66.5 million, respectively, with the current portion totaling $13.3 million during both respective periods.

The Company is subject to claims and legal actions in the ordinary course of business relative to workers’ compensation matters. To cover these types of claims, the Company maintains workers’ compensation insurance coverage with a self-insured retention. The Company accrues the costs of workers’ compensation claims based upon estimates derived from its claims experience.

Health Choice

Health Choice has entered into capitated contracts whereby the Plan provides healthcare services in exchange for fixed periodic and supplemental payments from AHCCCS and CMS. These services are provided regardless of the actual costs incurred to provide these services. The Plan receives reinsurance and other supplemental payments from AHCCCS to cover certain costs of healthcare services that exceed certain thresholds. The Company believes the capitated payments, together with reinsurance and other supplemental payments are sufficient to pay for the services Health Choice is obligated to deliver. As of March 31, 2015, the Company has provided performance guaranties in the form of a letter of credit totaling $57.5 million for the benefit of AHCCCS and a demand note totaling $12.0 million for the benefit of CMS to support its obligations under the Health Choice contracts to provide and pay for the healthcare services. The amount of these performance guaranties are generally based in part upon the membership in the Plan and the related capitation revenue paid to Health Choice.

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

Other

        In November 2010, the U.S. Department of Justice (“DOJ”) sent a letter to IAS requesting a 12-month tolling agreement in connection with an investigation into Medicare claims submitted by the Company’s hospitals in connection with the implantation of implantable cardioverter defibrillators (“ICDs”) between January 1, 2003 and November 30, 2010. At that time, neither the precise number of procedures, number of claims, nor the hospitals involved were identified by the DOJ. The Company subsequently learned that the DOJ was conducting a national initiative with respect to ICD procedures involving a number of healthcare providers and was seeking information in order to determine if ICD implantation procedures were performed in accordance with Medicare coverage requirements. On January 11, 2011, IAS entered into the tolling agreement with the DOJ and, subsequently, the DOJ provided the Company with a list of 194 procedures between October 1, 2003 and November 30, 2010, involving ICDs at 14 of its hospitals which are the subject of further medical necessity review by the DOJ. The Company’s outside counsel has submitted to the DOJ summary justifications and supporting evidence relating to the medical claims at seven of the Company’s hospitals. The Company is cooperating fully with the government and, to date, the DOJ has not asserted any claim against its hospitals. On August 31, 2012 the DOJ issued a nationwide proposed framework for resolving the DOJ’s review of the ICD claims. The Company continues to review the claims applying the resolution model proposed by the DOJ. The Company believes that at least 131 of these procedure claims were properly documented and comply with the Medicare coverage criteria and billed appropriately. The Company continues to provide support for the remaining 63 of these cases that could have some likelihood of enforcement by the DOJ. If the Company is unable to place these claims in a non-enforcement or lesser enforcement category, the government may require repayment, which could impose a multiplier. Given the case-specific nature of the claims and the DOJ’s discretion to compromise claims, the Company is unable at this time to estimate any potential repayment obligation related to this matter. The tolling agreement extends through July 31, 2015.

The Company has settled with CMS all matters related to its voluntary self-disclosure with respect to non-compliance by certain of its affiliated hospitals, owned in part with physicians, with respect to an aspect of the Stark Law’s “whole hospital” exception. Apart from payment that is immaterial to the Company, which has been made, the settlement entered into with respect to this matter does not place restrictions or conditions on the operations of the applicable hospitals.

9. SEGMENT INFORMATION

The Company’s reportable operating segments consist of (1) acute care hospitals and related healthcare businesses, collectively and (2) Health Choice. The following is a financial summary by business segment for the periods indicated (in thousands):

	For the Quarter Ended March 31, 2015
	Acute Care	Health Choice	Eliminations	Consolidated

Acute care revenue before provision for bad debts	$551,590	$—	$—	$551,590
Less: Provision for bad debts	(80,726)	—	—	(80,726)

Acute care revenue	470,864	—	—	470,864
Premium and service revenues	—	225,963	—	225,963
Revenue between segments	3,894	—	(3,894)	—

Total revenue	474,758	225,963	(3,894)	696,827

Salaries and benefits (excludes stock-based compensation)	221,051	14,376	—	235,427
Supplies	79,993	147	—	80,140
Medical claims	—	179,953	(3,894)	176,059
Rentals and leases	18,391	697	—	19,088
Other operating expenses	96,680	17,066	—	113,746
Medicare and Medicaid EHR incentives	(2,235)	—	—	(2,235)

Adjusted EBITDA(1)	60,878	13,724	—	74,602

Interest expense, net	31,854	—	—	31,854
Depreciation and amortization	20,481	1,074	—	21,555
Stock-based compensation	1,841	—	—	1,841
Management fees	1,250	—	—	1,250

Earnings from continuing operations before gain on disposal of assets and income taxes	5,452	12,650	—	18,102
Gain on disposal of assets, net	394	—	—	394

Earnings from continuing operations before income taxes	$5,846	$12,650	$—	$18,496

	For the Quarter Ended March 31, 2014
	Acute Care	Health Choice	Eliminations	Consolidated

Acute care revenue before provision for bad debts	$544,203	$—	$—	$544,203
Less: Provision for bad debts	(89,416)	—	—	(89,416)

Acute care revenue	454,787	—	—	454,787
Premium and service revenues	—	172,995	—	172,995
Revenue between segments	3,069	—	(3,069)	—

Total revenue	457,856	172,995	(3,069)	627,782

Salaries and benefits (excludes stock-based compensation)	217,559	7,690	—	225,249
Supplies	75,476	44	—	75,520
Medical claims	—	148,060	(3,069)	144,991
Rentals and leases	17,439	354	—	17,793
Other operating expenses	92,893	7,798	—	100,691
Medicare and Medicaid EHR incentives	(3,075)	—	—	(3,075)

Adjusted EBITDA(1)	57,564	9,049	—	66,613

Interest expense, net	32,887	—	—	32,887
Depreciation and amortization	20,456	1,048	—	21,504
Stock-based compensation	3,493	—	—	3,493
Management fees	1,250	—	—	1,250

Earnings (loss) from continuing operations before loss on disposal of assets and income taxes	(522)	8,001	—	7,479
Loss on disposal of assets, net	(476)	—	—	(476)

Earnings (loss) from continuing operations before income taxes	$(998)	$8,001	$—	$7,003

	For the Six Months Ended March 31, 2015
	Acute Care	Health Choice	Eliminations	Consolidated

Acute care revenue before provision for bad debts	$1,105,506	$—	$—	$1,105,506
Less: Provision for bad debts	(170,078)	—	—	(170,078)

Acute care revenue	935,428	—	—	935,428
Premium and service revenues	—	430,937	—	430,937
Revenue between segments	7,836	—	(7,836)	—

Total revenue	943,264	430,937	(7,836)	1,366,365

Salaries and benefits (excludes stock-based compensation)	437,460	27,033	—	464,493
Supplies	159,889	302	—	160,191
Medical claims	—	359,867	(7,836)	352,031
Rentals and leases	36,357	1,440	—	37,797
Other operating expenses	196,938	30,029	—	226,967
Medicare and Medicaid EHR incentives	(5,650)	—	—	(5,650)

Adjusted EBITDA(1)	118,270	12,266	—	130,536

Interest expense, net	64,217	—	—	64,217
Depreciation and amortization	42,084	2,102	—	44,186
Stock-based compensation	3,706	—	—	3,706
Management fees	2,500	—	—	2,500

Earnings from continuing operations before loss on disposal of assets and income taxes	5,763	10,164	—	15,927
Loss on disposal of assets, net	(454)	—	—	(454)

Earnings from continuing operations before income taxes	$5,309	$10,164	$—	$15,473

Segment assets	$2,327,624	$387,090		$2,714,714

Capital expenditures	$54,639	$1,642		$56,281

Goodwill	$812,176	$5,757		$817,933

	For the Six Months Ended March 31, 2014
	Acute Care	Health Choice	Eliminations	Consolidated

Acute care revenue before provision for bad debts	$1,082,077	$—	$—	$1,082,077
Less: Provision for bad debts	(183,119)	—	—	(183,119)

Acute care revenue	898,958	—	—	898,958
Premium and service revenues	—	324,714	—	324,714
Revenue between segments	5,277	—	(5,277)	—

Total revenue	904,235	324,714	(5,277)	1,223,672

Salaries and benefits (excludes stock-based compensation)	423,923	14,731	—	438,654
Supplies	152,209	103	—	152,312
Medical claims	—	276,088	(5,277)	270,811
Rentals and leases	35,529	717	—	36,246
Other operating expenses	185,864	15,384	—	201,248
Medicare and Medicaid EHR incentives	(6,353)	—	—	(6,353)

Adjusted EBITDA(1)	113,063	17,691	—	130,754

Interest expense, net	66,031	—	—	66,031
Depreciation and amortization	45,121	2,105	—	47,226
Stock-based compensation	4,354	—	—	4,354
Management fees	2,500	—	—	2,500

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(4,943)	15,586	—	10,643
Gain on disposal of assets, net	766	—	—	766

Earnings (loss) from continuing operations before income taxes	$(4,177)	$15,586	$—	$11,409

Segment assets	$2,340,919	$330,577		$2,671,496

Capital expenditures	$38,872	$491		$39,363

Goodwill	$809,828	$5,757		$815,585

(1)	Adjusted EBITDA represents net earnings from continuing operations before net interest expense, income tax expense, depreciation and amortization, stock-based compensation, net gain (loss) on disposal of assets and management fees. Management fees represent monitoring and advisory fees paid to management companies affiliated with TPG and JLL. Management routinely calculates and communicates adjusted EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within the healthcare industry to evaluate performance, allocate resources and measure leverage capacity and debt service ability. In addition, the Company uses adjusted EBITDA as a measure of performance for its business segments and for incentive compensation purposes. Adjusted EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net earnings, cash flows generated by operating, investing, or financing activities or other financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance or liquidity. Adjusted EBITDA, as presented, differs from what is defined under the Company’s Senior Secured Credit Facilities and may not be comparable to similarly titled measures of other companies.

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

Summarized condensed consolidating balance sheets at March 31, 2015 and September 30, 2014, condensed consolidating statements of operations for the quarters and six months ended March 31, 2015 and 2014, condensed consolidating statements of comprehensive income (loss) for the quarters and six months ended March 31, 2015 and 2014, and condensed consolidating statements of cash flows for the six months ended March 31, 2015 and 2014, for the Company, segregating the parent company issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, are found below.

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

IASIS Healthcare LLC

Condensed Consolidating Balance Sheet

March 31, 2015 (unaudited)

(in thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$302,762	$23,818	$—	$326,580
Accounts receivable, net	—	67,036	264,599	—	331,635
Inventories	—	14,542	43,791	—	58,333
Deferred income taxes	667	—	—	—	667
Prepaid expenses and other current assets	—	83,949	174,721	—	258,670

Total current assets	667	468,289	506,929	—	975,885

Property and equipment, net	—	252,035	586,698	—	838,733
Intercompany	—	(146,885)	146,885	—	—
Net investment in and advances to subsidiaries	2,064,721	—	—	(2,064,721)	—
Goodwill	7,407	62,946	747,580	—	817,933
Other intangible assets, net	—	8,191	13,500	—	21,691
Other assets, net	19,875	25,207	15,390	—	60,472

Total assets	$2,092,670	$669,783	$2,016,982	$(2,064,721)	$2,714,714

Liabilities and Equity
Current liabilities
Accounts payable	$—	$39,610	$71,917	$—	$111,527
Salaries and benefits payable	—	32,361	40,652	—	73,013
Accrued interest payable	28,791	(3,223)	3,223	—	28,791
Medical claims payable	—	—	97,213	—	97,213
Other accrued expenses and current liabilities	—	54,450	37,229	—	91,679
Current portion of long-term debt, capital leases and other obligations	10,071	1,962	22,617	(22,617)	12,033

Total current liabilities	38,862	125,160	272,851	(22,617)	414,256

Long-term debt, capital leases and other obligations	1,818,999	16,810	623,258	(623,258)	1,835,809
Deferred income taxes	108,553	—	—	—	108,553
Other long-term liabilities	2,815	112,784	585	—	116,184

Total liabilities	1,969,229	254,754	896,694	(645,875)	2,474,802

Non-controlling interests with redemption rights	—	108,060	—	—	108,060

Equity
Member’s equity	123,441	298,558	1,120,288	(1,418,846)	123,441
Non-controlling interests	—	8,411	—	—	8,411

Total equity	123,441	306,969	1,120,288	(1,418,846)	131,852

Total liabilities and equity	$2,092,670	$669,783	$2,016,982	$(2,064,721)	$2,714,714

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

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations

For the Quarter Ended March 31, 2015 (unaudited)

(in thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Revenues
Acute care revenue before provision for bad debts	$—	$127,899	$427,585	$(3,894)	$551,590
Less: Provision for bad debts	—	(8,722)	(72,004)	—	(80,726)

Acute care revenue	—	119,177	355,581	(3,894)	470,864
Premium and service revenues	—	—	225,963	—	225,963

Total revenue	—	119,177	581,544	(3,894)	696,827

Costs and expenses
Salaries and benefits	1,841	80,138	155,289	—	237,268
Supplies	—	18,788	61,352	—	80,140
Medical claims	—	—	179,953	(3,894)	176,059
Rentals and leases	—	6,163	12,925	—	19,088
Other operating expenses	—	21,752	91,994	—	113,746
Medicare and Medicaid EHR incentives	—	(1,284)	(951)	—	(2,235)
Interest expense, net	31,854	—	11,973	(11,973)	31,854
Depreciation and amortization	—	6,522	15,033	—	21,555
Management fees	1,250	(8,981)	8,981	—	1,250
Equity in earnings of affiliates	(33,989)	—	—	33,989	—

Total costs and expenses	956	123,098	536,549	18,122	678,725

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(956)	(3,921)	44,995	(22,016)	18,102
Gain on disposal of assets, net	—	247	147	—	394

Earnings (loss) from continuing operations before income taxes	(956)	(3,674)	45,142	(22,016)	18,496
Income tax expense	9,747	—	—	—	9,747

Net earnings (loss) from continuing operations	(10,703)	(3,674)	45,142	(22,016)	8,749
Earnings (loss) from discontinued operations, net of income taxes	2,910	(4,716)	—	—	(1,806)

Net earnings (loss)	(7,793)	(8,390)	45,142	(22,016)	6,943
Net earnings attributable to non-controlling interests	—	(2,763)	—	—	(2,763)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(7,793)	$(11,153)	$45,142	$(22,016)	$4,180

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations

For the Quarter Ended March 31, 2014 (unaudited)

(in thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Revenues
Acute care revenue before provision for bad debts	$—	$127,504	$419,768	$(3,069)	$544,203
Less: Provision for bad debts	—	(15,700)	(73,716)	—	(89,416)

Acute care revenue	—	111,804	346,052	(3,069)	454,787
Premium and service revenues	—	—	172,995	—	172,995

Total revenue	—	111,804	519,047	(3,069)	627,782

Costs and expenses
Salaries and benefits	3,493	81,103	144,146	—	228,742
Supplies	—	18,399	57,121	—	75,520
Medical claims	—	—	148,060	(3,069)	144,991
Rentals and leases	—	5,636	12,157	—	17,793
Other operating expenses	—	18,509	82,182	—	100,691
Medicare and Medicaid EHR incentives	—	(1,871)	(1,204)	—	(3,075)
Interest expense, net	32,887	—	12,339	(12,339)	32,887
Depreciation and amortization	—	7,270	14,234	—	21,504
Management fees	1,250	(8,791)	8,791	—	1,250
Equity in earnings of affiliates	(19,431)	—	—	19,431	—

Total costs and expenses	18,199	120,255	477,826	4,023	620,303

Earnings (loss) from continuing operations before loss on disposal of assets and income taxes	(18,199)	(8,451)	41,221	(7,092)	7,479
Loss on disposal of assets, net	—	(234)	(242)	—	(476)

Earnings (loss) from continuing operations before income taxes	(18,199)	(8,685)	40,979	(7,092)	7,003
Income tax expense	3,772	—	—	—	3,772

Net earnings (loss) from continuing operations	(21,971)	(8,685)	40,979	(7,092)	3,231
Earnings (loss) from discontinued operations, net of income taxes	3,599	(10,247)	—	—	(6,648)

Net earnings (loss)	(18,372)	(18,932)	40,979	(7,092)	(3,417)
Net earnings attributable to non-controlling interests	—	(2,616)	—	—	(2,616)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(18,372)	$(21,548)	$40,979	$(7,092)	$(6,033)

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations

For the Six Months Ended March 31, 2015 (unaudited)

(in thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Revenues
Acute care revenue before provision for bad debts	$—	$254,757	$858,585	$(7,836)	$1,105,506
Less: Provision for bad debts	—	(24,128)	(145,950)	—	(170,078)

Acute care revenue	—	230,629	712,635	(7,836)	935,428
Premium and service revenues	—	—	430,937	—	430,937

Total revenue	—	230,629	1,143,572	(7,836)	1,366,365

Costs and expenses
Salaries and benefits	3,706	159,074	305,419	—	468,199
Supplies	—	37,811	122,380	—	160,191
Medical claims	—	—	359,867	(7,836)	352,031
Rentals and leases	—	12,336	25,461	—	37,797
Other operating expenses	—	39,339	187,628	—	226,967
Medicare and Medicaid EHR incentives	—	(1,464)	(4,186)	—	(5,650)
Interest expense, net	64,217	—	24,222	(24,222)	64,217
Depreciation and amortization	—	14,413	29,773	—	44,186
Management fees	2,500	(17,947)	17,947	—	2,500
Equity in earnings of affiliates	(49,751)	—	—	49,751	—

Total costs and expenses	20,672	243,562	1,068,511	17,693	1,350,438

Earnings (loss) from continuing operations before gain (loss) on disposal of assets and income taxes	(20,672)	(12,933)	75,061	(25,529)	15,927
Gain (loss) on disposal of assets, net	—	(526)	72	—	(454)

Earnings (loss) from continuing operations before income taxes	(20,672)	(13,459)	75,133	(25,529)	15,473
Income tax expense	7,093	—	—	—	7,093

Net earnings (loss) from continuing operations	(27,765)	(13,459)	75,133	(25,529)	8,380
Earnings (loss) from discontinued operations, net of income taxes	3,567	(6,873)	—	—	(3,306)

Net earnings (loss)	(24,198)	(20,332)	75,133	(25,529)	5,074
Net earnings attributable to non-controlling interests	—	(5,050)	—	—	(5,050)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(24,198)	$(25,382)	$75,133	$(25,529)	$24

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations

For the Six Months Ended March 31, 2014 (unaudited)

(in thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Revenues
Acute care revenue before provision for bad debts	$—	$255,802	$831,552	$(5,277)	$1,082,077
Less: Provision for bad debts	—	(37,150)	(145,969)	—	(183,119)

Acute care revenue	—	218,652	685,583	(5,277)	898,958
Premium and service revenues	—	—	324,714	—	324,714

Total revenue	—	218,652	1,010,297	(5,277)	1,223,672

Costs and expenses
Salaries and benefits	4,354	156,628	282,026	—	443,008
Supplies	—	36,773	115,539	—	152,312
Medical claims	—	—	276,088	(5,277)	270,811
Rentals and leases	—	11,795	24,451	—	36,246
Other operating expenses	—	38,530	162,718	—	201,248
Medicare and Medicaid EHR incentives	—	(1,888)	(4,465)	—	(6,353)
Interest expense, net	66,031	—	24,584	(24,584)	66,031
Depreciation and amortization	—	18,858	28,368	—	47,226
Management fees	2,500	(17,229)	17,229	—	2,500
Equity in earnings of affiliates	(54,359)	—	—	54,359	—

Total costs and expenses	18,526	243,467	926,538	24,498	1,213,029

Earnings (loss) from continuing operations before gain (loss) on disposal of assets and income taxes	(18,526)	(24,815)	83,759	(29,775)	10,643
Gain (loss) on disposal of assets, net	—	978	(212)	—	766

Earnings (loss) from continuing operations before income taxes	(18,526)	(23,837)	83,547	(29,775)	11,409
Income tax expense	6,249	—	—	—	6,249

Net earnings (loss) from continuing operations	(24,775)	(23,837)	83,547	(29,775)	5,160
Earnings (loss) from discontinued operations, net of income taxes	(640)	1,053	—	—	413

Net earnings (loss)	(25,415)	(22,784)	83,547	(29,775)	5,573
Net earnings attributable to non-controlling interests	—	(6,404)	—	—	(6,404)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(25,415)	$(29,188)	$83,547	$(29,775)	$(831)

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

IASIS Healthcare LLC

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the Quarter Ended March 31, 2015 (unaudited)

(In thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Net earnings (loss)	$(7,793)	$(8,390)	$45,142	$(22,016)	$6,943
Other comprehensive income
Change in fair value of highly effective interest rate hedges	339	—	—	—	339

Other comprehensive income before income taxes	339	—	—	—	339
Change in income tax expense	(124)	—	—	—	(124)

Other comprehensive income, net of income taxes	215	—	—	—	215

Comprehensive income (loss)	7,578	(8,390)	45,142	(22,016)	7,158
Net earnings attributable to non-controlling interests	—	(2,763)	—	—	(2,763)

Comprehensive income (loss) attributable to IASIS Healthcare LLC	$7,578	$(11,153)	$45,142	$(22,016)	$4,395

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

IASIS Healthcare LLC

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the Quarter Ended March 31, 2014 (unaudited)

(In thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Net earnings (loss)	$(18,372)	$(18,932)	$40,979	$(7,092)	$(3,417)
Other comprehensive income
Change in fair value of highly effective interest rate hedges	554	—	—	—	554

Other comprehensive income before income taxes	554	—	—	—	554
Change in income tax expense	(206)	—	—	—	(206)

Other comprehensive income, net of income taxes	348	—	—	—	348

Comprehensive income (loss)	(18,024)	(18,932)	40,979	(7,092)	(3,069)
Net earnings attributable to non-controlling interests	—	(2,616)	—	—	(2,616)

Comprehensive income (loss) attributable to IASIS Healthcare LLC	$(18,024)	$(21,548)	$40,979	$(7,092)	$(5,685)

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

IASIS Healthcare LLC

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the Six Months Ended March 31, 2015 (unaudited)

(In thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Net earnings (loss)	$(24,198)	$(20,332)	$75,133	$(25,529)	$5,074
Other comprehensive income
Change in fair value of highly effective interest rate hedges	745	—	—	—	745

Other comprehensive income before income taxes	745	—	—	—	745
Change in income tax expense	(273)	—	—	—	(273)

Other comprehensive income, net of income taxes	472	—	—	—	472

Comprehensive income (loss)	(23,726)	(20,332)	75,133	(25,529)	5,546
Net earnings attributable to non-controlling interests	—	(5,050)	—	—	(5,050)

Comprehensive income (loss) attributable to IASIS Healthcare LLC	$(23,726)	$(25,382)	$75,133	$(25,529)	$496

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

IASIS Healthcare LLC

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the Six Months Ended March 31, 2014 (unaudited)

(In thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Net earnings (loss)	$(25,415)	$(22,784)	$83,547	$(29,775)	$5,573
Other comprehensive income
Change in fair value of highly effective interest rate hedges	978	—	—	—	978

Other comprehensive income before income taxes	978	—	—	—	978
Change in income tax expense	(363)	—	—	—	(363)

Other comprehensive income, net of income taxes	615	—	—	—	615

Comprehensive income (loss)	(24,800)	(22,784)	83,547	(29,775)	6,188
Net earnings attributable to non-controlling interests	—	(6,404)	—	—	(6,404)

Comprehensive income (loss) attributable to IASIS Healthcare LLC	$(24,800)	$(29,188)	$83,547	$(29,775)	$(216)

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

IASIS Healthcare LLC

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended March 31, 2015 (unaudited)

(In thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities
Net earnings (loss)	$(24,198)	$(20,332)	$75,133	$(25,529)	$5,074
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	14,413	29,773	—	44,186
Amortization of loan costs	3,942	—	—	—	3,942
Amortization of deferred gain on sale-leaseback transaction	(1,248)	—	—	—	(1,248)
Change in physician minimum revenue guarantees	—	103	1,768	—	1,871
Stock-based compensation	3,706	—	—	—	3,706
Deferred income taxes	7,967	—	—	—	7,967
Loss (gain) on disposal of assets, net	—	526	(72)	—	454
Loss (earnings) from discontinued operations, net	(3,567)	6,873	—	—	3,306
Equity in earnings of affiliates	(49,751)	—	—	49,751	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	—	(2,752)	(24,571)	—	(27,323)
Inventories, prepaid expenses and other current assets	—	(31,342)	(11,273)	—	(42,615)
Accounts payable, other accrued expenses and other accrued liabilities	(1,108)	1,984	17,747	—	18,623

Net cash provided by (used in) operating activities — continuing operations	(64,257)	(30,527)	88,505	24,222	17,943
Net cash used in operating activities — discontinued operations	—	(755)	—	—	(755)

Net cash provided by (used in) operating activities	(64,257)	(31,282)	88,505	24,222	17,188

Cash flows from investing activities
Purchases of property and equipment	—	(35,810)	(20,471)	—	(56,281)
Cash received (paid) for acquisitions, net	—	41,364	(3,900)	—	37,464
Proceeds from sale of assets	—	256	81	—	337
Change in other assets, net	—	(1,662)	865	—	(797)

Net cash provided by (used in) investing activities — continuing operations	—	4,148	(23,425)	—	(19,277)
Net cash used in investing activities — discontinued operations	—	(341)	—	—	(341)

Net cash provided by (used in) investing activities	—	3,807	(23,425)	—	(19,618)

Cash flows from financing activities
Payment of long-term debt, capital leases and other obligations	(5,135)	(311)	(1,262)	—	(6,708)
Distributions to non-controlling interests	—	(4,438)	—	—	(4,438)
Cash paid for the repurchase of non-controlling interests	—	(558)	(460)	—	(1,018)
Change in intercompany balances with affiliates, net	69,392	9,995	(55,165)	(24,222)	—

Net cash provided by (used in) financing activities — continuing operations	64,257	4,688	(56,887)	(24,222)	(12,164)
Net cash used in financing activities — discontinued operations	—	(6)	—	—	(6)

Net cash provided by (used in) financing activities	64,257	4,682	(56,887)	(24,222)	(12,170)

Change in cash and cash equivalents	—	(22,793)	8,193	—	(14,600)
Cash and cash equivalents at beginning of period	—	325,555	15,625	—	341,180

Cash and cash equivalents at end of period	$—	$302,762	$23,818	$—	$326,580

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

IASIS Healthcare LLC

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended March 31, 2014 (unaudited)

(In thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities
Net earnings (loss)	$(25,415)	$(22,784)	$83,547	$(29,775)	$5,573
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	18,858	28,368	—	47,226
Amortization of loan costs	3,706	—	—	—	3,706
Amortization of deferred gain on sale-leaseback transaction	(1,248)	—	—	—	(1,248)
Change in physician minimum revenue guarantees	—	90	1,106	—	1,196
Stock-based compensation	4,354	—	—	—	4,354
Deferred income taxes	5,322	—	—	—	5,322
Loss (gain) on disposal of assets, net	—	(978)	212	—	(766)
Loss (earnings) from discontinued operations, net	640	(1,053)	—	—	(413)
Equity in earnings of affiliates	(54,359)	—	—	54,359	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	—	(13,570)	(7,061)	—	(20,631)
Inventories, prepaid expenses and other current assets	—	(13,335)	(30,870)	—	(44,205)
Accounts payable, other accrued expenses and other accrued liabilities	(1,012)	(1,773)	(219)	—	(3,004)
Income taxes and other transaction costs payable related to sale-leaseback of real estate	(18,901)	(1,048)	(2,321)	—	(22,270)

Net cash provided by (used in) operating activities — continuing operations	(86,913)	(35,593)	72,762	24,584	(25,160)
Net cash used in operating activities — discontinued operations	—	(7,794)	—	—	(7,794)

Net cash provided by (used in) operating activities	(86,913)	(43,387)	72,762	24,584	(32,954)

Cash flows from investing activities
Purchases of property and equipment	—	(21,535)	(17,828)	—	(39,363)
Cash paid for acquisitions, net	—	(1,038)	—	—	(1,038)
Cash paid in sale-leaseback of real estate	—	(2,724)	(301)	—	(3,025)
Proceeds from sale of assets	—	1,494	11	—	1,505
Change in other assets, net	—	(1,235)	301	—	(934)

Net cash used in investing activities — continuing operations	—	(25,038)	(17,817)	—	(42,855)
Net cash used in investing activities — discontinued operations	—	(2,410)	—	—	(2,410)

Net cash used in investing activities	—	(27,448)	(17,817)	—	(45,265)

Cash flows from financing activities
Payment of long-term debt, capital leases and other obligations	(5,035)	(304)	(1,420)	—	(6,759)
Distributions to non-controlling interests	—	(11,046)	—	—	(11,046)
Cash paid for the repurchase of non-controlling interest	—	(405)	—	—	(405)
Change in intercompany balances with affiliates, net	91,948	(15,026)	(52,338)	(24,584)	—

Net cash provided by (used in) financing activities — continuing operations	86,913	(26,781)	(53,758)	(24,584)	(18,210)
Net cash used in financing activities — discontinued operations	—	(92)	—	—	(92)

Net cash provided by (used in) financing activities	86,913	(26,873)	(53,758)	(24,584)	(18,302)

Change in cash and cash equivalents	—	(97,708)	1,187	—	(96,521)
Cash and cash equivalents at beginning of period	—	430,047	8,084	—	438,131

Cash and cash equivalents at end of period	$—	$332,339	$9,271	$—	$341,610

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements, the notes to our unaudited condensed consolidated financial statements and the other financial information appearing elsewhere in this report. Data for the quarters and six months ended March 31, 2015 and 2014, have been derived from our unaudited condensed consolidated financial statements. References herein to “we,” “our” and “us” are to IASIS Healthcare LLC and its subsidiaries. References herein to “IAS” are to IASIS Healthcare Corporation, our parent company.

FORWARD-LOOKING STATEMENTS

Some of the statements we make in this report are forward-looking within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations including, but not limited to, the discussions of our operating and growth strategy (including possible acquisitions and dispositions), financing needs, projections of revenue, income or loss, capital expenditures and future operations. Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results in future periods to differ materially from those anticipated in the forward-looking statements. Those risks and uncertainties, among others discussed in this report, are detailed in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2014 and as amended and restated in Item 1A. “Risk Factors” detailed in our quarterly report on Form 10-Q/A for the quarter ended December 31, 2014 filed with the Securities and Exchange Commission (the “SEC).

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

EXECUTIVE OVERVIEW

We are a healthcare services company delivering high-quality, cost-effective healthcare through a broad and differentiated set of capabilities and assets that includes acute care hospitals with related patient access points, and a diversified and growing managed care risk platform (“risk platform”). Our business model is centered on deploying our acute care expertise and risk platform, either separately or on an integrated basis, in attractive markets to manage population health, integrate the delivery and payment of healthcare services and ultimately expand our total market opportunities within our existing and new geographic markets. Our company is comprised of our acute care operations, which, as of March 31, 2015, included 15 acute care hospitals, one behavioral hospital and multiple other access points, including 144 physician clinics, multiple outpatient surgical units, imaging centers, and investments in urgent care centers and on-site employer-based clinics, and our diversified and growing risk platform, Health Choice.

Acute Care Operations

As of March 31, 2015, we owned or leased 15 acute care hospital facilities and one behavioral health hospital facility with a total of 3,604 licensed beds, several outpatient service facilities and 144 physician clinics.

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

As of March 31, 2015, Health Choice’s related entities delivered healthcare services to 374,300 members through multiple health plans, accountable care networks, MSO-related services and other managed care solutions. These members include 226,000 managed Medicaid members served primarily through Health Choice’s core health plan business in Arizona, 9,400 members participating in Health Choice’s Medicare Advantage Prescription Drug (“MAPD”) Special Needs Plan (“SNP”), 93,700 members of a large national insurer’s Florida managed Medicaid plan for whom Health Choice serves as a MSO, and 45,200 member lives managed through Health Choice’s accountable care networks and members of Health Choice’s Utah Managed Medicaid and Arizona health insurance exchange plans.

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

Recent Developments

Health Choice integrated behavioral health joint venture. On December 18, 2014, Health Choice and its joint venture partner, the Northern Arizona Regional Behavioral Health Authority (“NARBHA”) won a competitive bid to begin operating an integrated acute and behavioral health plan in Northern Arizona in our 2016 fiscal year. The joint venture, Health Choice Integrated Care LLC, is expected to provide standalone behavioral health benefits for approximately 225,000 plan members in Northern Arizona, and acute and behavioral care on an integrated basis for approximately 6,000 members who are seriously mentally ill. Health Choice owns 52% of the joint venture and NARBHA owns 48% of the joint venture.

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

Revenue and Volume Trends

Total revenue for the quarter ended March 31, 2015, increased 11.0% to $696.8 million, compared to $627.8 million in the same prior year quarter. Total revenue for the six months ended March 31, 2015, increased 11.7% to $1.37 billion, compared to $1.22 billion in the same prior year quarter. Total revenue is comprised of acute care revenue, which is recorded net of the provision for bad debts, and premium and service revenues. Acute care revenue contributed $16.1 million to the increase in total revenue for the quarter ended March 31, 2015, compared to the same prior year quarter, while premium and service revenues of our risk platform contributed $53.0 million to the increase in total revenue compared to the same prior year period. Acute care revenue contributed $36.5 million to the increase in total revenue for the six months ended March 31, 2015, compared to the same prior year period, while premium and service revenues of our risk platform contributed $106.2 million to the increase in total revenue compared to the same prior year period.

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

Admissions increased 1.0% and 2.0% for the quarter and six months ended March 31, 2015, respectively, compared to the same prior year periods. Adjusted admissions increased 4.1% for both the quarter and six months ended March 31, 2015, compared to the same prior year periods. For the quarter ended March 31, 2015, our volume was positively impacted by a 7.5% increase in emergency room visits and a 1.7% increase in outpatient surgeries, offset by a 2.9% decline in inpatient surgeries, all compared to the prior year quarter. For the six months ended March 31, 2015, our volume was positively impacted by a 7.4% increase in emergency room visits and a 0.3% increase in outpatient surgeries, offset by a 2.1% decline in inpatient surgeries, all compared to the same prior year period.

The following table provides the sources of our hospitals’ gross patient revenue by payor before discounts, contractual adjustments and the provision for bad debt:

	Quarter Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Medicare	28.5%	28.6%	27.2%	27.8%
Managed Medicare	15.4	15.5	15.1	15.2
Medicaid and managed Medicaid	20.9	20.6	21.5	20.4
Managed care and other	29.9	29.2	30.8	30.2
Self-pay	5.3	6.1	5.4	6.4

Total	100.0%	100.0%	100.0%	100.0%

The following table provides the sources of our hospitals’ net patient revenue by payor before the provision for bad debts:

	Quarter Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Medicare	20.5%	20.9%	19.8%	20.2%
Managed Medicare	10.1	10.2	10.1	10.2
Medicaid and managed Medicaid	12.8	12.9	12.7	12.3
Managed care and other	41.3	39.0	41.9	39.7
Self-pay	15.3	17.0	15.5	17.6

Total	100.0%	100.0%	100.0%	100.0%

As noted in the above tables, our gross and net patient revenue by payor is experiencing a shift from self-pay to Medicaid and managed Medicaid and to managed care payors. The shift to Medicaid and managed Medicaid is primarily a result of Arizona’s expansion of its Medicaid program under the Health Reform Law, which became effective January 1, 2014. Additionally, we have benefited individuals enrolling in health insurance exchanges (“Exchanges”) in our markets, as well as from improvements in employment and other economic factors in the markets we serve.

Net patient revenue per adjusted admission, which includes the impact of the provision for bad debts, decreased 0.4% for the quarter ended March 31, 2015 and increased 0.2% for the six months ended March 31, 2015, both compared to the same prior year periods.

See “Item 1 — Business — Sources of Acute Care Revenue” and “Item 1 — Business — Government Regulation and Other Factors” included in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2014, filed with the SEC on May 15, 2015, for a description of the types of payments we receive for services provided to patients enrolled in the traditional Medicare plan, managed Medicare plans, Medicaid plans, managed Medicaid plans and managed care plans. In those sections, we also discussed the unique reimbursement features of the traditional Medicare plan, including the annual Medicare regulatory updates published by the Centers for Medicare and Medicaid Services (“CMS”) that impact reimbursement rates for services provided under the plan. The future potential impact to reimbursement for certain of these payors under the Health Reform Law is also discussed in such Annual Report on Form 10-K/A.

Premium and Service Revenues

Premium and service revenues generated by Health Choice, our managed care operations, represented 32.4% and 31.5% of our total revenue for the quarter and six months ended March 31, 2015, respectively, compared to 27.6% and 26.5% in the same prior year periods.

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

One notable provision of the Health Reform Law is the annual health insurer fee (“HIF”) that applies to most health plans, including commercial health plans and Medicaid managed care plans like Health Choice. While characterized as a “fee” in the text of the Health Reform Law, the intent of Congress was to impose a broad based health insurance industry excise tax, with the understanding that the tax could be passed on to consumers, most likely through higher commercial insurance premiums. However, because Medicaid is a government-funded program, Medicaid health plans have no alternative but to look to their respective state partners for payment to offset the impact of this tax. Arizona has agreed to reimburse all of the managed Medicaid plans, for the economic impact of this fee. In addition to the reimbursement of the fee, the state of Arizona has agreed to reimburse insurers for the impact resulting from these fees being treated as non-deductible for income tax purposes. For the quarter and six months ended March 31, 2015, we recognized expense for the HIF totaling $3.9 million and $5.9 million, respectively, which was offset by expected reimbursement from the state of Arizona of $4.7 million and $7.6 million, respectively.

Other Industry Items Impacting Our Company

The following section discusses updates to recent trends included in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2014, that we believe are significant factors in our current and/or future operating results and cash flows. Certain of these trends apply to the entire acute care hospital industry, while others may apply to us more specifically. These trends could be short-term in nature or could require long-term attention and resources. While these trends may involve certain factors that are outside of our control, the extent to which these trends affect our hospitals and health plan operations and our ability to manage the impact of these trends play vital roles in our current and future success. In many cases, we are unable to predict what impact, if any, these trends will have on us.

The Impact of Health Reform

We believe that the Health Reform Law, which expands healthcare coverage through the growth of Exchanges, private sector coverage and expanded Medicaid coverage will, over time, reduce the level of uncompensated care we provide to uninsured individuals. The reductions in the growth in Medicare payments and the decreases in disproportionate share hospital (“DSH”) payments, however, will adversely affect our government reimbursement, which is offset by the benefits realized from expanded healthcare coverage under the Health Reform Law. Because of the many variables, including the law’s complexity, continued delays or exceptions to employer mandates, possible amendments or changes, court challenges to the law, uncertainty regarding the success of Exchanges in enrolling uninsured individuals and possible reductions in funding by Congress and future reductions in Medicare and Medicaid reimbursement, the long-term effect of the Health Reform Law on our company, including how individuals and businesses will respond to the new choices and obligations, is not yet fully known. For example, the Supreme Court of the United States (“SCOTUS”) has heard arguments in a case known as King v. Burwell during its March 2015 judicial session. The plaintiffs are challenging the extension of premium subsidies to health insurance policies purchased through federally operated Exchanges, arguing that subsidies must be limited to state-operated Exchanges. If decided in favor of the plaintiffs, this case could make it more difficult for uninsured individuals in states that do not operate an Exchange to purchase coverage and otherwise significantly affect implementation of the Health Reform law, in a manner that may result in less than projected numbers of newly insured individuals. We cannot predict the impact on our Company of these continuing developments with respect to the Health Reform Law.

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

Texas

The Texas legislature and the Texas Health and Human Services Commission (“THHSC”) recommended expanding Medicaid managed care enrollment in the state, and in December 2011, CMS approved a five-year Medicaid waiver that: (1) allows Texas to expand its Medicaid managed care program while preserving hospital funding; (2) provides incentive payments for improvements in healthcare delivery; and (3) directs more funding to hospitals that serve large numbers of uninsured patients. All of our acute care hospitals in Texas currently receive supplemental Medicaid reimbursement, including reimbursement from programs for participating private hospitals that enter into indigent care affiliation agreements with public hospitals or county governments in the state of Texas. Under the CMS-approved programs, affiliated hospitals, including our Texas hospitals, have expanded the community healthcare safety net by providing indigent healthcare services. Revenue recognized under these Texas private supplemental Medicaid reimbursement programs for the quarters and six months ended March 31, 2015 and 2014, respectively, was $18.1 million and $33.6 million, respectively, compared to $18.0 million and $36.0 million in the prior year periods. Under the Medicaid waiver, funds are distributed to participating hospitals based upon both the costs associated with providing care to individuals without third party coverage and the investment made to support coordinating care and quality improvements that transform the local communities’ care delivery systems. The responsibility to coordinate and develop plans that address the concerns of the local delivery care systems, including improved access, quality, cost effectiveness and coordination will be controlled primarily by government-owned public hospitals that serve the surrounding geographic areas. Complexities of the underlying methodologies in determining the funding for the state’s Medicaid supplemental reimbursement programs, along with a lack of sufficient resources at THHSC to administer the programs, has resulted in a delay in related reimbursements. As of March 31, 2015 and September 30, 2014, we had $83.3 million and $90.2 million, respectively, in receivables due to our Texas hospitals in connection with these supplemental reimbursement programs, which includes $34.3 million and $34.9 million, respectively, of amounts due under Texas Medicaid DSH. Since September 30, 2014, we have received $51.7 million related to the 2014 receivables for Texas supplemental reimbursement programs.

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

The THHSC has adopted rules to change the Texas Medicaid DSH methodology for the state’s fiscal year 2014 and 2015. Texas has appropriated $160.0 million for fiscal year 2014 and $140.0 million for fiscal year 2015 to stabilize and improve the Texas Medicaid DSH program, including providing rate adjustments to recognize improvements in quality of patient care, the most appropriate use of care, and patient outcomes. During the quarter and six months ended March 31, 2015, we recognized $8.6 million and $17.1 million, respectively, in Texas Medicaid DSH revenue, compared to $7.5 million and $15.0 million in the same prior year periods.

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

Effective January 1, 2014, Arizona expanded its Medicaid program under the Health Reform Law, which includes increased eligibility for adults, children and pregnant women, and the restoration of eligibility to childless adults that had previously been eliminated. The expansion of the state’s Medicaid program under the Health Reform Law could potentially result in the addition of approximately 350,000 people to its Medicaid rolls. Primarily as a result of the Medicaid expansion, enrollment under Health Choice’s Medicaid product line increased 15.4% for the quarter ended March 31, 2015, compared to the same prior year quarter. In addition, in connection with the expanded Medicaid coverage, the state implemented a provider assessment effective January 1, 2014, to fund a portion of the expanded eligibility related to the childless adult population. During the quarter and six months ended March 31, 2015, we incurred $2.3 million and $4.3 million, respectively, in provider assessments compared to $1.3 million in both of the prior year periods.

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

Uncompensated Care

While the amount of uncompensated care, including discounts to the uninsured, bad debts and charity care, we deliver to the communities we serve continues to remain high in comparison to historical levels, we have experienced a decrease during the quarter and six months ended March 31, 2015. During the quarter and six months ended March 31, 2015, our uncompensated care as a percentage of acute care revenue was 19.5% and 20.5%, respectively, compared to 21.2% and 22.4% in the same prior year periods. During the quarter ended March 31, 2015, our self-pay admissions represented 5.9% of our total admissions, compared to 7.1% in the same prior year quarter. During the six months ended March 31, 2015, our self-pay admissions represented 6.0% of our total admissions, compared to 7.6% in the same prior year period. We believe the improvement in our uncompensated care as a percentage of acute care revenue and our self-pay admissions mix can be attributed primarily to the impact of Medicaid expansion in the state of Arizona, as well as improvements in employment and other economic factors in our markets, which has resulted in lower self-pay volume and revenue for the quarter and six months ended March 31, 2015, compared to the same prior year periods.

We anticipate uninsured volumes will continue to decline in the near future as the impact of the Health Reform Law is fully realized. However, if we were to experience growth in uninsured volume and revenue, our uncompensated care may increase and our results of operations would be adversely affected.

The percentages of our insured and uninsured net hospital receivables are summarized as follows (1):

	March 31, 2015	September 30, 2014
Insured receivables	80.6%	81.0%
Uninsured receivables	19.4%	19.0%

Total	100.0%	100.0%

The percentages of hospital net receivables in summarized aging categories are as follows (1):

	March 31, 2015	September 30, 2014
0 to 90 days	64.9%	63.2%
91 to 180 days	18.9%	18.0%
Over 180 days	16.2%	18.8%

Total	100.0%	100.0%

(1)	Excludes hospital receivables related to our discontinued Florida and Nevada operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of significant accounting policies is disclosed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2014. Our critical accounting policies are further described under the caption “Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2014. There have been no changes in the nature of our critical accounting policies or the application of those policies since September 30, 2014.

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

SELECTED OPERATING DATA

The following table sets forth certain unaudited operating data from continuing operations for each of the periods presented.

	Quarter Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Acute care operations (1)
Number of acute care hospital facilities at end of period	15	15	15	15
Licensed beds at end of period (2)	3,604	3,601	3,604	3,601
Average length of stay (days) (3)	5.1	5.1	5.1	5.0
Occupancy rates (4)	51.3%	50.7%	50.4%	49.0%
Admissions (5)	25,814	25,550	51,682	50,646
Adjusted admissions (6)	47,601	45,722	95,508	91,760
Patient days (7)	131,347	129,835	261,190	254,110
Adjusted patient days (6)	242,204	232,342	482,679	460,396
Surgeries	15,771	15,752	32,582	32,755
Emergency room visits	109,605	101,979	215,945	201,018
Net patient revenue per adjusted admission (8)	$9,974	$10,014	$9,876	$9,854

Managed care operations
Health plan lives (9)	247,400	206,600	247,400	206,600
MSO lives (10)	93,700	—	93,700	—
Accountable care network lives (11)	33,200	8,700	33,200	8,700

Total lives	374,300	215,300	374,300	215,300
Medical loss ratio (12)	83.9%	85.6%	87.4%	85.0%

(1)	Excludes the impact of our Nevada operations, which are reflected in discontinued operations.
(2)	Includes St. Luke’s Behavioral Hospital in Phoenix, Arizona.
(3)	Represents the average number of days that a patient stayed in our hospitals.
(4)	Calculated by dividing the average daily number of inpatients by the weighted-average number of beds in service.
(5)	Represents the total number of patients admitted to our hospitals that qualify for inpatient status. Management and investors use this number as a general measure of inpatient volume.
(6)	Adjusted admissions and adjusted patient days are general measures of combined inpatient and outpatient volume. We compute adjusted admissions (or adjusted patient days) by multiplying admissions (or patient days) by gross patient revenue and then dividing that number by gross inpatient revenue.
(7)	Represents the number of days our beds were occupied by inpatients over the period.
(8)	Includes the impact of the provision for bad debts as a component of revenue.
(9)	Represents total lives enrolled across all health plan product lines. Includes dual-eligible lives, which are members eligible for Medicare and Medicaid benefits, under Health Choice’s contract with CMS to provide coverage as a MAPD SNP totaling 9,400 and 7,100 as of March 31, 2015 and 2014, respectively.
(10)	Represents lives enrolled in Health Choice’s MSO that provides management and administrative services to a large national insurer’s Medicaid plan members in the Tampa and “Panhandle” regions of Florida.
(11)	Represents attributed health plan member lives from other third-party payors for which Health Choice Preferred accountable care networks manage medical care and participating providers and Health Choice share associated financial risks.
(12)	Represents medical claims expense as a percentage of premium revenue, including claims paid to our hospitals.

RESULTS OF OPERATIONS SUMMARY

Consolidated

The following table sets forth, for the periods presented, the results of our consolidated operations expressed in dollar terms and as a percentage of total revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended March 31, 2015		Quarter Ended March 31, 2014		Six Months Ended March 31, 2015		Six Months Ended March 31, 2014
($ in thousands):	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Revenues
Acute care revenue before provision for bad debts	$551,590		$544,203		$1,105,506		$1,082,077
Less: Provision for bad debts	(80,726)		(89,416)		(170,078)		(183,119)

Acute care revenue	470,864	67.6%	454,787	72.4%	935,428	68.5%	898,958	73.5%
Premium and service revenues	225,963	32.4%	172,995	27.6%	430,937	31.5%	324,714	26.5%

Total revenue	696,827	100.0%	627,782	100.0%	1,366,365	100.0%	1,223,672	100.0%
Costs and expenses
Salaries and benefits	237,268	34.0%	228,742	36.5%	468,199	34.3%	443,008	36.2%
Supplies	80,140	11.5%	75,520	12.0%	160,191	11.7%	152,312	12.4%
Medical claims	176,059	25.3%	144,991	23.1%	352,031	25.8%	270,811	22.1%
Rentals and leases	19,088	2.7%	17,793	2.8%	37,797	2.8%	36,246	3.0%
Other operating expenses	113,746	16.3%	100,691	16.0%	226,967	16.6%	201,248	16.4%
Medicare and Medicaid EHR incentives	(2,235)	(0.3%)	(3,075)	(0.5%)	(5,650)	(0.4%)	(6,353)	(0.5%)
Interest expense, net	31,854	4.6%	32,887	5.2%	64,217	4.7%	66,031	5.4%
Depreciation and amortization	21,555	3.1%	21,504	3.5%	44,186	3.2%	47,226	3.9%
Management fees	1,250	0.2%	1,250	0.2%	2,500	0.2%	2,500	0.2%

Total costs and expenses	678,725	97.4%	620,303	98.8%	1,350,438	98.8%	1,213,029	99.1%
Earnings from continuing operations before gain (loss) on disposal of assets and income taxes	18,102	2.6%	7,479	1.2%	15,927	1.2%	10,643	0.9%
Gain (loss) on disposal of assets, net	394	0.1%	(476)	(0.1%)	(454)	(0.0%)	766	0.1%

Earnings from continuing operations before income taxes	18,496	2.7%	7,003	1.1%	15,473	1.1%	11,409	1.0%
Income tax expense	9,747	1.4%	3,772	0.6%	7,093	0.5%	6,249	0.5%

Net earnings from continuing operations	8,749	1.3%	3,231	0.5%	8,380	0.6%	5,160	0.5%
Earnings (loss) from discontinued operations, net of income taxes	(1,806)	(0.3%)	(6,648)	(1.0%)	(3,306)	(0.2%)	413	0.0%

Net earnings (loss)	6,943	1.0%	(3,417)	(0.5%)	5,074	0.4%	5,573	0.5%
Net earnings attributable to non-controlling interests	(2,763)	(0.4%)	(2,616)	(0.4%)	(5,050)	(0.4%)	(6,404)	(0.6%)

Net earnings (loss) attributable to IASIS Healthcare LLC	$4,180	0.6%	$(6,033)	(1.0%)	$24	0.0%	$(831)	(0.1%)

Acute Care Operations

The following table and discussion sets forth, for the periods presented, the results of our acute care operations expressed in dollar terms and as a percentage of total acute care revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended March 31, 2015		Quarter Ended March 31, 2014		Six Months Ended March 31, 2015		Six Months Ended March 31, 2014
($ in thousands):	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Acute care revenue
Acute care revenue before provision for bad debts	$551,590		$544,203		$1,105,506		$1,082,077
Less: Provision for bad debts	(80,726)		(89,416)		(170,078)		(183,119)

Acute care revenue	470,864	99.2%	454,787	99.3%	935,428	99.2%	898,958	99.4%
Revenue between segments (1)	3,894	0.8%	3,069	0.7%	7,836	0.8%	5,277	0.6%

Total acute care revenue	474,758	100.0%	457,856	100.0%	943,264	100.0%	904,235	100.0%
Costs and expenses
Salaries and benefits	222,892	46.9%	221,052	48.3%	441,166	46.8%	428,277	47.4%
Supplies	79,993	16.8%	75,476	16.5%	159,889	17.0%	152,209	16.8%
Rentals and leases	18,391	3.9%	17,439	3.8%	36,357	3.9%	35,529	3.9%
Other operating expenses	96,680	20.4%	92,893	20.3%	196,938	20.9%	185,864	20.6%
Medicare and Medicaid EHR incentives	(2,235)	(0.5%)	(3,075)	(0.7%)	(5,650)	(0.6%)	(6,353)	(0.7%)
Interest expense, net	31,854	6.7%	32,887	7.2%	64,217	6.8%	66,031	7.3%
Depreciation and amortization	20,481	4.3%	20,456	4.5%	42,084	4.5%	45,121	5.0%
Management fees	1,250	0.3%	1,250	0.2%	2,500	0.3%	2,500	03.3%

Total costs and expenses	469,306	98.9%	458,378	100.1%	937,501	99.4%	909,178	100.6%
Earnings (loss) from continuing operations before gain (loss) on disposal of assets and income taxes	5,452	1.1%	(522)	(0.1%)	5,763	0.6%	(4,943)	(0.6%)
Gain (loss) on disposal of assets, net	394	0.1%	(476)	(0.1%)	(454)	(0.0%)	766	0.1%

Earnings (loss) from continuing operations before income taxes	$5,846	1.2%	$(998)	(0.2%)	$5,309	0.6%	$(4,177)	(0.5%)

(1)	Revenue between segments is eliminated in our consolidated results.

Quarters Ended March 31, 2015 and 2014

Total acute care revenue — Total acute care revenue for the quarter ended March 31, 2015, was $474.8 million, an increase of $16.9 million or 3.7% compared to $457.9 million in the same prior year quarter. The increase in total acute care revenue during the quarter ended March 31, 2015, is comprised primarily of an increase in adjusted admissions of 4.1% and a decrease in net patient revenue per adjusted admission of 0.4%, both compared to the same prior year quarter.

Net adjustments to estimated third-party payor settlements, also known as prior year contractuals, resulted in an increase in total acute care revenue for the quarters ended March 31, 2015 and 2014, of $0.3 million and $2.2 million, respectively.

Salaries and benefits — Salaries and benefits expense for the quarter ended March 31, 2015, was $222.9 million, or 46.9% of total acute care revenue, compared to $221.1 million, or 48.3% of total acute care revenue in the same prior year quarter. Excluding the impact of stock-based compensation, salaries and benefits expense as a percentage of total acute care revenue was 46.6% for the quarter ended March 31, 2015, compared to 47.5% in the same prior year quarter. The improvement in our salaries and benefits expense as a percentage of total acute care revenue, excluding the impact of stock-based compensation, is the result of the implementation of labor cost reduction initiatives, including a reduction in contract labor utilization.

Supplies — Supplies expense for the quarter ended March 31, 2015, was $80.0 million, or 16.8% of total acute care revenue, compared to $75.5 million, or 16.5% of total acute care revenue in the same prior year quarter.

Other operating expenses — Other operating expenses for the quarter ended March 31, 2015, were $96.7 million, or 20.4% of total acute care revenue, compared to $92.9 million, or 20.3% of total acute care revenue in the same prior year quarter.

Six Months Ended March 31, 2015 and 2014

Total acute care revenue — Total acute care revenue for the six months ended March 31, 2015, was $943.3 million, an increase of $39.0 million or 4.3% compared to $904.2 million in the same prior year period. The increase in total acute care revenue is comprised primarily of an increase in adjusted admissions of 4.1% and an increase in net patient revenue per adjusted admission of 0.2%.

Net adjustments to estimated third-party payor settlements, also known as prior year contractuals, resulted in an increase in total acute care revenue of $2.1 million and $4.2 million for the six months ended March 31, 2015 and 2014, respectively.

Salaries and benefits — Salaries and benefits expense for the six months ended March 31, 2015, was $441.2 million, or 46.8% of total acute care revenue, compared to $428.3 million, or 47.4% of total acute care revenue in the same prior year period. Excluding the impact of stock-based compensation, salaries and benefits expense as a percentage of total acute care revenue was 46.4% for the six months ended March 31, 2015, compared to 46.9% in the same prior year period. The improvement in our salaries and benefits expense as a percentage of total acute care revenue, excluding the impact of stock-based compensation, is the result of the implementation of labor cost reduction initiatives, including a reduction in contract labor utilization.

Supplies — Supplies expense for the six months ended March 31, 2015, was $159.9 million, or 17.0% of total acute care revenue, compared to $152.5 million, or 16.8% of total acute care revenue in the same prior year period.

Other operating expenses — Other operating expenses for the six months ended March 31, 2015, were $196.9 million, or 20.9% of total acute care revenue, compared to $185.9 million, or 20.6% of total acute care revenue in the same prior year period.

Managed Care Operations

The following table and discussion sets forth, for the periods presented, the results of our managed care operations expressed in dollar terms and as a percentage of premium and service revenues. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended March 31, 2015		Quarter Ended March 31, 2014		Six Months Ended March 31, 2015		Six Months Ended March 31, 2014
($ in thousands):	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Premium and service revenues
Premium revenue	$219,119		$172,995		$419,206		$324,714
Service revenue	6,844		—		11,731		—

Premium and service revenues	225,963	100.0%	172,995	100.0%	430,937	100.0%	324,714	100.0%
Costs and expenses
Salaries and benefits	14,376	6.4%	7,690	4.5%	27,033	6.3%	14,731	4.5%
Supplies	147	0.1%	44	0.0%	302	0.1%	103	0.0%
Medical claims (1)	179,952	79.6%	148,060	85.6%	359,867	83.5%	276,088	85.0%
Other operating expenses	17,066	7.6%	7,798	4.5%	30,029	7.0%	15,384	4.8%
Rentals and leases	697	0.3%	354	0.2%	1,440	0.3%	717	0.2%
Depreciation and amortization	1,074	0.5%	1,048	0.6%	2,102	0.5%	2,105	0.7%

Total costs and expenses	213,312	94.4%	164,994	95.4%	420,773	97.6%	309,128	95.2%

Earnings before income taxes	$12,651	5.6%	$8,001	4.6%	$10,164	2.4%	$15,586	4.8%

(1)	Medical claims paid to our hospitals of $3.9 million and $3.1 million for the quarters ended March 31, 2015 and 2014, respectively, and $7.8 million and $5.3 million for the six months ended March 31, 2015 and 2014, respectively, are eliminated in our consolidated results.

Quarters Ended March 31, 2015 and 2014

Premium and service revenues — Premium and service revenues were $226.0 million for the quarter ended March 31, 2015, an increase of $53.0 million or 30.6%, compared to $173.0 million in the same prior year quarter. The increase in premium and service revenues is driven by growth in all of our managed care product lines, including our MSO subsidiary, which started operations on June 1, 2014. For the quarter ended March 31, 2015, total lives served across all product lines increased 73.8% compared to the same prior year quarter. For the quarter ended March 31, 2015, enrollment in our Medicare and Medicaid health plan product lines increased 32.0% and 16.8%, respectively, compared to the same prior year quarter. Premium revenue for our managed Medicaid product line continues to be favorably impacted by the state of Arizona’s expansion of the Medicaid program in connection with the Health Reform Law. Premium revenue on a per member per month basis for our health plan products increased 2.7% compared to the same prior year quarter. We also recognized $4.7 million of revenue during the quarter ended March 31, 2015, related to the HIF assessed in connection with the Health Reform Law.

Salaries and benefits — Salaries and benefits expense for the quarter ended March 31, 2015, was $14.4 million, or 6.4% of premium and service revenues, compared to $7.7 million, or 4.5% of premium and service revenues in the same prior year quarter. Salaries and benefits expense in the quarter ended March 31, 2015, compared to the same prior year quarter has been impacted by new employees associated with our new MSO subsidiary that began operations on June 1, 2014.

Medical claims — Prior to eliminations, medical claims expense was $180.0 million for the quarter ended March 31, 2015, compared to $148.1 million in the same prior year quarter. Medical claims expense as a percentage of premium revenue (“medical loss ratio” or “MLR”) related to our health plan products, excluding the impact of HIF and service related revenues, was 83.9% for the quarter ended March 31, 2015, compared to 85.6% in the same prior year quarter. The MLR for the quarter ended March 31, 2015, has benefited from reduced medical costs resulting from the effective care management of childless adult members, who were newly enrolled effective January 1, 2014 as a result of the recent expansion of the Medicaid program in Arizona. This newly enrolled population typically experiences more frequent medical utilization and higher acuity levels prior to effective management of their care. As a result of effective care management, the MLR for the Arizona Medicaid plan has declined 530 basis points (“bps”) compared to the same prior year quarter.

Other operating expenses — Other operating expenses for the quarter ended March 31, 2015, were $17.1 million, or 7.6% of premium and service revenues, compared to $7.8 million, or 4.5% of premium and service revenues in the same prior year quarter. Other operating expenses for the quarter ended March 31, 2015, included the impact of $3.9 million in HIF-related expenses and a $1.1 million increase in business development costs compared to the same prior year quarter.

Six Months Ended March 31, 2015 and 2014

Premium revenue — Premium and service revenues were $430.9 million for the six months ended March 31, 2015, an increase of $106.2 million or 32.7%, compared to $324.7 million in the same prior year period. The increase in premium and service revenues is driven by growth in all of our managed care product lines, including our MSO subsidiary, which started operations on June 1, 2014. For the six months ended March 31, 2015, total lives served across all product lines increased 73.8% compared to the same prior year period. For the six months ended March 31, 2015, enrollment in our Medicare and Medicaid product lines increased 32.0% and 16.8%, respectively, compared to the same prior year period. Premium revenue for our Medicaid product line continues to be favorably impacted by the expansion of the Medicaid program in connection with the Health Reform Law. Premium revenue on a per member per month basis for our health plan products increased 5.2% compared to the same prior year period. We also recognized $7.6 million of revenue related to the HIF assessed in connection with the Health Reform Law.

Salaries and benefits — Salaries and benefits expense for the six months ended March 31, 2015, was $27.0 million, or 6.3% of premium and service revenues, compared to $14.7 million, or 4.5% of premium and service revenues in the same prior year period. Salaries and benefits in the six months ended March 31, 2015, compared to the same prior year period has been impacted by new employees associated with our new MSO subsidiary that began operations on June 1, 2014.

Medical claims — Prior to eliminations, medical claims expense was $359.9 million for the six months ended March 31, 2015, compared to $276.1 million in the same prior year period. Medical claims expense as a percentage of premium revenue or MLR related to our health plan products, excluding the impact of HIF and service related revenues, was 87.4% for the six months ended March 31, 2015, compared to 85.0% in the same prior year period. Since the January 1, 2014 effective date of Medicaid expansion, enrollment in our Arizona Medicaid plan has grown approximately 23.1%, which has created a shift in the mix of lives, including an increase in newly enrolled childless adult members, which typically experiences more frequent medical utilization and higher acuity levels prior to effective management of their care. Despite the increased MLR for the six months ended March 31, 2015, we have experienced reductions in medical costs resulting from the effective care management of the childless adult members newly enrolled during fiscal 2014. The MLR for this population has declined 810 bps during the six months ended March 31, 2015, compared to the period beginning January 1, 2014 through September 30, 2014 (the period most effected by the growth of newly enrolled childless adults and the related increase in medical utilization). As a result of the effective management of care for this population of childless adults, the MLR for the Arizona Medicaid plan declined 480 bps in the six months ended March 31, 2015, compared to the MLR for the period from January 1, 2014 through September 30, 2014.

Other operating expenses — Other operating expenses for the six months ended March 31, 2015, were $30.0 million, or 7.0% of premium and service revenues, compared to $15.4 million, or 4.8% of premium and service revenues in the same prior year period. Other operating expenses for the six months ended March 31, 2015, included the impact of $5.9 million in HIF-related expenses and a $1.7 million increase in business development costs compared to the same prior year period.

LIQUIDITY AND CAPITAL RESOURCES

Overview of Cash Flow Activities for the Six Months Ended March 31, 2015 and 2014

Our cash flows are summarized as follows (in thousands):

	Six Months Ended March 31,
	2015	2014
Cash flows from operating activities	$17,188	$(32,954)
Cash flows from investing activities	$(19,618)	$(45,265)
Cash flows from financing activities	$(12,170)	$(18,302)

Operating Activities

Cash flows provided by operating activities were $17.2 million for the six months ended March 31, 2015, compared to cash flows used in operating activities of $33.0 million in the same prior year period. The prior year cash flows from operating activities were impacted by the payment of $22.3 million in income taxes, transaction fees and other costs associated with the sale-leaseback of certain real estate, along with delays in certain Texas and Arizona supplemental reimbursement. During the first six months of fiscal 2015, we have collected $51.7 million in receivables related to the Texas Medicaid supplemental reimbursement programs.

At March 31, 2015, we had $561.6 million in net working capital, compared to $529.1 million at September 30, 2014, both excluding assets and liabilities held for sale. Net accounts receivable increased $26.0 million to $331.6 million at March 31, 2015, from $305.7 million at September 30, 2014. Our days revenue in accounts receivable at March 31, 2015, were 56, compared to 54 at September 30, 2014 and 56 at March 31, 2014.

Investing Activities

Cash flows used in investing activities were $19.6 million for the six months ended March 31, 2015, compared to $45.3 million in the same prior year period. Purchases of property and equipment were $56.3 million, including $18.8 million related to the construction of a new greenfield hospital in Lehi, Utah, for the six months ended March 31, 2015, compared to $39.4 million in the same prior year period. Also included in the first six months of fiscal 2015 are $41.8 million in proceeds received from the sale of our Nevada operations.

Financing Activities

Cash flows used in financing activities were $12.2 million for the six months ended March 31, 2015, compared to $18.3 million in the same prior year period. The six months ended March 31, 2014, included distributions to non-controlling interest holders of $6.4 million associated with the sale-leaseback of certain hospital real estate.

Capital Resources

As of March 31, 2015, we had the following debt arrangements:

•	up to $1.325 billion senior secured credit facilities; and

•	$849.9 million in 8.375% senior notes due 2019.

At March 31, 2015, amounts outstanding under our senior secured credit facilities consisted of $984.4 million in term loans. In addition, we had $82.7 million in letters of credit outstanding under the revolving credit facility. The weighted average interest rate of outstanding borrowings under the senior secured credit facilities was 4.6% for both the quarters ended March 31, 2015 and 2014.

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

On May 15, 2015 we entered into a waiver agreement with our senior credit lenders with respect to certain amended filings on Form 10-K/A and Form 10-Q/A and the financial statements contained therein. The waiver agreement, pursuant to which we have paid a waiver fee, effectuates a release by our senior credit lenders of any possible claims related to these amended filings and financial statements.

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

We may redeem the Senior Notes in whole or in part, at anytime on or after May 15, 2015, the redemption prices set forth below, plus accrued and unpaid interest and special interest, if any, to but excluding the redemption date, subject to compliance with certain conditions. Each subsequent year the redemption price declines 2.093 percentage points until 2017, and thereafter, at which point the redemption price is equal to 100% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest and special interest, if any, to but excluding the redemption date.

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

Other

We executed interest rate swaps with Citibank, N.A. (“Citibank”) and Barclays Bank PLC (“Barclays”), as counterparties, with notional amounts totaling $350.0 million, of which $50.0 million expired on September 30, 2014. The remaining agreements were effective March 28, 2013 and expire September 30, 2015 and September 30, 2016. Under these remaining agreements, we are required to make quarterly fixed rate payments to the counterparties at annual rates ranging from 1.9% to 2.2%. The counterparties are obligated to make quarterly floating rate payments to us based on the three-month LIBOR rate, each subject to a floor of 1.25%. The interest rate swaps outstanding at March 31, 2015 are as follows:

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

Liquidity

We rely on cash generated from our operations as our primary source of liquidity, as well as available credit facilities, project and bank financings and the issuance of long-term debt. From time to time, we have also utilized operating lease transactions that are sometimes referred to as off-balance sheet arrangements. We expect that our future funding for working capital needs, capital expenditures, long-term debt repayments and other financing activities will continue to be provided from some or all of these sources. Each of our existing and projected sources of cash is impacted by operational and financial risks that influence the overall amount of cash generated and the capital available to us. For example, cash generated by our business operations may be impacted by, among other things, economic downturns, federal and state budget initiatives, weather-related catastrophes and adverse industry conditions. Our future liquidity will be impacted by our ability to access capital markets, which may be restricted due to our credit ratings, general market conditions, leverage capacity and by existing or future debt agreements. For a further discussion of risks that can impact our liquidity, see Item 1A, “Risk Factors” included in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2014, as amended and restated in our Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2014, as filed with the SEC.

Including available cash at March 31, 2015, we have available liquidity as follows (in millions):

Cash and cash equivalents	$326.6
Available capacity under our senior secured revolving credit facility	217.3

Net available liquidity at March 31, 2015	$543.9

Net available liquidity assumes 100% participation from all lenders currently committed under our senior secured revolving credit facility. In addition to our available liquidity, we expect to generate sufficient operating cash flows in fiscal 2015. We will also utilize proceeds from our financing activities as needed.

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

We are unable at this time to extend our evaluation of the sufficiency of our liquidity beyond three years. We cannot assure you, however, that our operating performance will generate sufficient cash flow from operations or that future borrowings will be available under our Senior Secured Credit Facilities, or otherwise, to enable us to grow our business, service our indebtedness, or make anticipated capital expenditures and tax payments. For more information, see our risk factors in Item 1A. “Risk Factors” our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2014, as amended and restated in our Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2014, as filed with the SEC.

One element of our business strategy is to selectively pursue acquisitions and strategic alliances in existing and new markets. Any acquisitions or strategic alliances may result in the incurrence, or assumption by us, of additional indebtedness. We continually assess our capital needs and may seek additional financing, including debt or equity as considered necessary to fund capital expenditures and potential acquisitions or for other corporate purposes. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. For more information, see our risk factors in Item 1A. “Risk Factors” our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2014, as amended and restated in our Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2014, as filed with the SEC.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We do not, however, hold or issue financial instruments or derivatives for trading or speculative purposes. At March 31, 2015, the following components of our Senior Secured Credit Facilities bear interest at variable rates at specified margins above either the agent bank’s alternate base rate or the LIBOR rate: (i) a $1.025 billion, seven-year term loan; and (ii) a $300.0 million, five-year revolving credit facility. As of March 31, 2015, we had outstanding variable rate debt of $984.4 million.

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

Item 4. Controls and Procedures

Evaluations of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective as of March 31, 2015, solely based upon the material weakness described below.

In connection with the restatement of our consolidated financial statements with respect to the third and fourth fiscal quarters of our 2014 fiscal year and the first quarter of the 2015 fiscal year, our Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has identified a material weakness in the internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. For these periods, our management identified a lack of sufficient controls regarding appropriate segregation of duties with respect to our managed care business’ accounting for estimated program settlements under our largest state managed Medicaid contract. A lack of appropriate segregation of duties occurred because the managed care division finance employee charged with reviewing journal entries with respect to such program settlements also prepared the related supporting schedules. Solely as a result of such material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2015.

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

Changes in Internal Control Over Financial Reporting

Excepts as described above, during the period covered by this report, there have been no changes in our internal controls that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        In November 2010, the U.S. Department of Justice (“DOJ”) sent a letter to IAS requesting a 12-month tolling agreement in connection with an investigation into Medicare claims submitted by our hospitals in connection with the implantation of implantable cardioverter defibrillators (“ICDs”) between January 1, 2003 and November 30, 2010. At that time, neither the precise number of procedures, number of claims, nor the hospitals involved were identified by the DOJ. We subsequently learned that the DOJ was conducting a national initiative with respect to ICD procedures involving a number of healthcare providers and was seeking information in order to determine if ICD implantation procedures were performed in accordance with Medicare coverage requirements. On January 11, 2011, IAS entered into the tolling agreement with the DOJ and, subsequently, the DOJ provided us with a list of 194 procedures between October 1, 2003 and November 30, 2010, involving ICDs at 14 of our hospitals which are the subject of further medical necessity review by the DOJ. Our outside counsel has submitted to the DOJ summary justifications and supporting evidence relating to the medical claims at seven of our hospitals. We are cooperating fully with the government and, to date, the DOJ has not asserted any claim against our hospitals. On August 31, 2012 the DOJ issued a nationwide proposed framework for resolving the DOJ’s review of the ICD claims. We continue to review the claims applying the resolution model proposed by the DOJ. We believe that at least 131 of these procedure claims were properly documented and comply with the Medicare coverage criteria and billed appropriately. We continue to provide support for the remaining 63 of these cases that could have some likelihood of enforcement by the DOJ. If we are unable to place these claims in a non-enforcement or lesser enforcement category, the government may require repayment, which could impose a multiplier. Given the case-specific nature of the claims and the DOJ’s discretion to compromise claims, we are unable at this time to estimate any potential repayment obligation related to this matter. The tolling agreement extends through July 31, 2015.

We have settled with CMS all matters related to its voluntary self-disclosure with respect to non-compliance by certain of its affiliated hospitals, owned in part with physicians, with respect to an aspect of the Stark Law’s “whole hospital” exception. Apart from payment that is immaterial to the Company, which has been made, the settlement entered into with respect to this matter does not place restrictions or conditions on the operations of the applicable hospitals.

Item 1A. Risk Factors

Reference is made to the factors set forth under the caption “Forward-Looking Statements” in Part I, Item 2 of this Form 10-Q and other risk factors described in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2014 and Form 10-Q/A for the quarterly period ended December 31, 2014, which are incorporated herein by reference. There have not been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2014 and Form 10-Q/A for the quarterly period ended December 31, 2014.

Item 6. Exhibits

(a)	List of Exhibits:

Exhibits: See the Index to Exhibits at the end of this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IASIS HEALTHCARE LLC

Date: May 15, 2015	By:	/s/ John M. Doyle
John M. Doyle
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from our quarterly report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 15, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated balance sheets at March 31, 2015 and September 30, 2014, (ii) the condensed consolidated statements of operations for the quarters and six months ended March 31, 2015 and 2014, (iii) the condensed consolidated statements of comprehensive income (loss) for the quarters and six months ended March 31, 2015 and 2014, (iv) the condensed consolidated statement of equity, (v) the condensed consolidated statements of cash flows for the six months ended March 31, 2015 and 2014, and (vi) the notes to the condensed consolidated financial statements (tagged as blocks of text). (1)

(1)	The XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.