Form 10-Q
period 2015-06-30
IASIS Healthcare LLC
filed 2015-08-14
CIK 1294632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of August 14, 2015, 100% of the registrant’s common interests outstanding (all of which are privately owned and are not traded on any public market) were owned by IASIS Healthcare Corporation, its sole member.

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	June 30, 2015	September 30, 2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$307,630	$341,180
Accounts receivable, net	322,187	305,654
Inventories	59,688	57,632
Deferred income taxes	1,003	1,987
Prepaid expenses and other current assets	227,341	216,563
Assets held for sale	—	50,151

Total current assets	917,849	973,167

Property and equipment, net	867,009	826,478
Goodwill	820,501	814,498
Other intangible assets, net	20,804	23,331
Other assets, net	58,816	62,362

Total assets	$2,684,979	$2,699,836

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$120,823	$128,359
Salaries and benefits payable	60,944	71,121
Accrued interest payable	9,843	28,820
Medical claims payable	95,678	79,449
Other accrued expenses and current liabilities	91,997	73,491
Current portion of long-term debt, capital leases and other long-term obligations	11,985	12,690
Liabilities held for sale	—	9,171

Total current liabilities	391,270	403,101

Long-term debt, capital leases and other long-term obligations	1,833,215	1,841,110
Deferred income taxes	107,789	100,499
Other long-term liabilities	111,527	117,289

Non-controlling interests with redemption rights	113,233	108,156

Equity
Member’s equity	119,537	120,005
Non-controlling interests	8,408	9,676

Total equity	127,945	129,681

Total liabilities and equity	$2,684,979	$2,699,836

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands)

	Quarter Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Revenue
Acute care revenue before provision for bad debts	$563,030	$531,380	$1,668,536	$1,613,457
Less: Provision for bad debts	(88,097)	(77,130)	(258,175)	(260,249)

Acute care revenue	474,933	454,250	1,410,361	1,353,208
Premium, service and other revenue	211,361	178,498	642,298	503,212

Total revenue	686,294	632,748	2,052,659	1,856,420

Costs and expenses
Salaries and benefits (includes stock-based compensation of $1,231, $5,679, $4,937 and $10,033, respectively)	228,899	221,446	697,098	664,453
Supplies	81,505	75,104	241,696	227,415
Medical claims	172,475	165,943	524,506	436,754
Rentals and leases	19,258	18,198	57,055	54,444
Other operating expenses	124,395	110,337	351,362	311,586
Medicare and Medicaid EHR incentives	(2,035)	(2,940)	(7,685)	(9,294)
Interest expense, net	31,905	32,267	96,122	98,300
Depreciation and amortization	26,276	23,422	70,462	70,648
Management fees	1,250	1,250	3,750	3,750

Total costs and expenses	683,928	645,027	2,034,366	1,858,056

Earnings (loss) from continuing operations before gain (loss) on disposal of assets and income taxes	2,366	(12,279)	18,293	(1,636)
Gain (loss) on disposal of assets, net	20	2,102	(434)	2,868

Earnings (loss) from continuing operations before income taxes	2,386	(10,177)	17,859	1,232

Income tax expense	1,018	1,138	8,111	7,387

Net earnings (loss) from continuing operations	1,368	(11,315)	9,748	(6,155)

Earnings (loss) from discontinued operations, net of income taxes	1,084	(6,199)	(2,222)	(5,786)

Net earnings (loss)	2,452	(17,514)	7,526	(11,941)

Net earnings attributable to non-controlling interests	(4,164)	(2,453)	(9,214)	(8,857)

Net loss attributable to IASIS Healthcare LLC	$(1,712)	$(19,967)	$(1,688)	$(20,798)

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In Thousands)

	Quarter Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Net earnings (loss)	$2,452	$(17,514)	$7,526	$(11,941)
Other comprehensive income
Change in fair value of highly effective interest rate hedges	573	201	1,318	1,179

Other comprehensive income before income taxes	573	201	1,318	1,179
Change in income tax expense	(209)	(75)	(482)	(438)

Other comprehensive income, net of income taxes	364	126	836	741

Comprehensive income (loss)	2,816	(17,388)	8,362	(11,200)
Net earnings attributable to non-controlling interests	(4,164)	(2,453)	(9,214)	(8,857)

Comprehensive loss attributable to IASIS Healthcare LLC	$(1,348)	$(19,841)	$(852)	$(20,057)

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

(In Thousands)

	Non-controlling Interests with Redemption Rights	Member’s Equity	Non- controlling Interests	Total Equity
Balance at October 1, 2014	$108,156	$120,005	$9,676	$129,681
Net earnings (loss)	9,228	(1,688)	(14)	(1,702)
Distributions to non-controlling interests	(6,306)	—	—	—
Repurchase of non-controlling interests	(423)	659	(1,254)	(595)
Stock-based compensation	—	4,937	—	4,937
Other comprehensive income	—	836	—	836
Other	(2,640)	6	—	6
Adjustment to redemption value of non-controlling interests with redemption rights	5,218	(5,218)	—	(5,218)

Balance at June 30, 2015	$113,233	$119,537	$8,408	$127,945

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	Nine Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net earnings (loss)	$7,526	$(11,941)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	70,462	70,648
Amortization of loan costs	5,913	5,559
Amortization of deferred gain on sale-leaseback transaction	(1,872)	(1,872)
Change in physician minimum revenue guarantees	2,852	2,177
Stock-based compensation	4,937	10,033
Deferred income taxes	5,929	(1,015)
Income tax benefit from parent company	6	5
Loss (gain) on disposal of assets, net	434	(2,868)
Loss from discontinued operations, net	2,222	5,786
Changes in operating assets and liabilities, net of the effect of acquisitions and divestitures:
Accounts receivable, net	(18,106)	(6,792)
Inventories, prepaid expenses and other current assets	(15,278)	(53,406)
Accounts payable, other accrued expenses and other accrued liabilities	(7,936)	10,552
Income taxes and other transaction costs payable related to sale-leaseback of real estate	—	(22,270)

Net cash provided by operating activities — continuing operations	57,089	4,596
Net cash provided by (used in) operating activities — discontinued operations	2,919	(15,140)

Net cash provided by (used in) operating activities	60,008	(10,544)

Cash flows from investing activities
Purchases of property and equipment	(106,604)	(76,084)
Cash paid for acquisitions, net	(11,324)	(1,038)
Cash received from divestiture	42,633	—
Proceeds from sale of assets	350	1,508
Change in other assets, net	(1,141)	(219)
Other, net	—	(3,025)

Net cash used in investing activities — continuing operations	(76,086)	(78,858)
Net cash used in investing activities — discontinued operations	(341)	(5,242)

Net cash used in investing activities	(76,427)	(84,100)

Cash flows from financing activities
Payment of long-term debt, capital leases and other long-term obligations	(9,801)	(10,084)
Distributions to non-controlling interests	(6,306)	(13,222)
Cash paid for the repurchase of non-controlling interests	(1,018)	(600)
Other	—	(1,838)

Net cash used in financing activities — continuing operations	(17,125)	(25,744)
Net cash used in financing activities — discontinued operations	(6)	(100)

Net cash used in financing activities	(17,131)	(25,844)

Change in cash and cash equivalents	(33,550)	(120,488)
Cash and cash equivalents at beginning of period	341,180	438,131

Cash and cash equivalents at end of period	$307,630	$317,643

Supplemental disclosure of cash flow information:
Cash paid for interest	$111,847	$111,152

Cash paid for income taxes, net	$14,875	$39,030

See accompanying notes.

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements as of and for the quarters and nine months ended June 30, 2015 and 2014, reflect the financial position, results of operations and cash flows of IASIS Healthcare LLC (“IASIS” or the “Company”). The Company’s sole member and parent company is IASIS Healthcare Corporation (“Holdings” or “IAS”).

IASIS provides high quality affordable healthcare services primarily in higher growth markets. At June 30, 2015, the Company owned or leased 16 acute care hospital facilities and one behavioral health hospital facility, with a total of 3,644 licensed beds, several outpatient service facilities and 144 physician clinics.

IASIS’ continuing operations are in various regions including:

•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	five cities in Texas, including Houston and San Antonio; and

•	West Monroe, Louisiana.

The Company also owns and operates Health Choice Arizona, Inc. and related entities (“Health Choice” or the “Plan”), a managed care organization and insurer that delivers healthcare services to 389,900 members through multiple health plans, accountable care networks and managed care solutions. The Plan is headquartered in Phoenix, Arizona, with offices in Tampa, Florida and Salt Lake City, Utah.

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

All information related to the quarter and nine months ended June 30, 2014, has been derived from the condensed consolidated financial statements and notes thereto included in the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2014, which was filed with the SEC on May 15, 2015.

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

General and Administrative

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company include the IASIS corporate office costs (excluding stock-based compensation costs), which were $16.2 million and $11.5 million for the quarters ended June 30, 2015 and 2014, respectively, and $43.7 million and $39.9 million for the nine months ended June 30, 2015 and 2014, respectively.

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

As of June 30, 2015, the Company has restricted the use of $3.9 million of cash primarily for the purpose of maintaining certain minimum risk based capital requirements associated with Health Choice.

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

Cash and cash equivalents, accounts receivable, inventories, prepaid expenses and other current assets, accounts payable, salaries and benefits payable, accrued interest payable, medical claims payable, and other accrued expenses and current liabilities are reflected in the accompanying consolidated financial statements at amounts that approximate fair value because of the short-term nature of these instruments. The fair value of the Company’s capital leases and other long-term financing obligations also approximate their carrying value as they bear interest at current market rates.

The carrying value and fair value of the Company’s senior secured term loan facility and its 8.375% senior notes due 2019 (the “Senior Notes”) as of June 30, 2015 and September 30, 2014, were as follows (in thousands):

	Carrying Amount		Fair Value
	June 30, 2015	September 30, 2014	June 30, 2015	September 30, 2014
Senior secured term loan facility	$979,812	$986,815	$984,341	$987,589
Senior Notes	846,955	846,479	880,709	893,563

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

Discontinued Operations

The following table provides the components of discontinued operations (in thousands):

	Quarter Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Acute care revenue less provision for bad debts	$(374)	$14,223	$29,489	$37,097
Earnings (loss) before income taxes	1,609	(9,484)	(5,264)	(8,431)
Income tax benefit (expense) from discontinued operations	(525)	3,285	3,042	2,645

Earnings (loss) from discontinued operations, net of income tax	$1,084	$(6,199)	$(2,222)	$(5,786)

Effective October 1, 2013, the Company completed the sale of its Florida operations which primarily included three hospitals in the Tampa-St. Petersburg area and all related physician operations. Accordingly, the operating results and cash flows of the Florida operations are reported as discontinued operations for all periods presented. The aggregate proceeds from the sale were $144.8 million, which resulted in a gain on the sale of assets totaling $22.2 million during the first quarter of the fiscal year ended September 30, 2014. This gain was included in discontinued operations for the quarter ended December 31, 2013, and the nine months ended June 30, 2014.

On September 26, 2014, the Company approved and committed to a plan to dispose of its Nevada operations, which included one hospital in the Las Vegas area and all related physician operations. Accordingly, the operating results and cash flows of the Nevada operations are reported as discontinued operations for all periods presented. The sale of the Company’s Nevada operations closed January 22, 2015. A loss totaling $7.9 million related to the fair value of long-lived assets was recognized on the sale of the Company’s Nevada operations, of which $7.5 million was recognized in the fourth quarter of the fiscal year ended September 30, 2014. Proceeds received from the sale were $42.6 million, and are subject to a final working capital settlement at a future date.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which outlines a single comprehensive model for recognizing revenue and supersedes most existing revenue recognition guidance, including guidance specific to the healthcare industry. In addition, ASU 2014-09 will require new and enhanced disclosures. Companies can adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. ASU 2014-09 was originally scheduled to become effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early adoption was not permitted. In July 2015, the FASB decided that a deferral was necessary to provide companies adequate time to effectively implement the new standard. They deferred the effective date by one year, but will permit entities to adopt one year earlier if they so choose. The Company is currently evaluating the effect of the new revenue recognition guidance.

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The guidance in the new standard is limited to the presentation of debt issuance costs. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of ASU 2015-03 will have on its financial position, cash flows and financial disclosures.

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

	Quarter Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Medicare	19.0%	20.3%	19.8%	20.6%
Managed Medicare	10.2	10.1	10.3	10.1
Medicaid and managed Medicaid	12.3	13.4	12.6	12.7
Managed care and other	43.7	40.9	42.6	39.5
Self-pay	14.8	15.3	14.7	17.1

Total	100.0%	100.0%	100.0%	100.0%

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

At June 30, 2015 and September 30, 2014, the Company’s net self-pay receivables, including amounts due from uninsured patients and co-payment and deductible amounts due from insured patients, were $264.3 million and $264.6 million, respectively. At June 30, 2015 and September 30, 2014, the Company’s allowance for doubtful accounts was $199.9 million and $207.4 million, respectively.

Premium, Service and Other Revenue

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

On March 10, 2014, Health Choice entered into a contract with a large national insurer to serve as a management services organization (“MSO”) to Medicaid enrollees in two separate geographic areas in the state of Florida. Under this contract, which covers 97,700 Medicaid enrollees, Health Choice receives an administrative fee based upon the number of members served.

The sources of Health Choice’s premium, service and other revenue by major product line are summarized as follows:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Medicaid and Medicaid MSO	86.8%	84.7%	85.6%	86.8%
MAPD SNP	12.2	14.9	13.2	12.8
Other	1.0	0.4	1.2	0.4

Total	100.0%	100.0%	100.0%	100.0%

3. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt, capital leases and other long-term obligations consists of the following (in thousands):

	June 30, 2015	September 30, 2014
Senior secured term loan facility	$979,812	$986,815
Senior Notes	846,955	846,479
Capital leases and other long-term obligations	18,433	20,506

	1,845,200	1,853,800
Less current maturities	11,985	12,690

	$1,833,215	$1,841,110

As of June 30, 2015 and September 30, 2014, the senior secured term loan facility balance reflects an original issue discount (“OID”) of $2.1 million and $2.6 million, respectively, which is net of accumulated amortization of $3.0 million and $2.5 million, respectively. The Senior Notes balance reflects an OID of $2.9 million and $3.5 million, respectively, which is net of accumulated amortization of $3.2 million and $2.6 million, respectively.

As of June 30, 2015 and September 30, 2014, capital leases and other long-term obligations includes a financing obligation totaling $9.9 million and $10.4 million, respectively, resulting from the Company’s sale-leaseback transactions.

$1.325 Billion Senior Secured Credit Facilities

The Company is party to a senior credit agreement (the “Amended and Restated Credit Agreement”) for which IAS and certain of the Company’s subsidiaries serve as guarantors. The Amended and Restated Credit Agreement provides for senior secured financing of up to $1.325 billion consisting of (1) a $1.025 billion senior secured term loan facility maturing in May 2018 and (2) a $300.0 million senior secured revolving credit facility maturing in May 2016, of which up to $150.0 million may be utilized for the issuance of letters of credit (together, the “Senior Secured Credit Facilities”). Principal under the senior secured term loan facility is due in consecutive equal quarterly installments in an aggregate annual amount equal to 1% of the principal amount of $1.007 billion outstanding as of the effective date of a repricing amendment, with the remaining balance due upon maturity of the senior secured term loan facility. The senior secured revolving credit facility does not require installment payments prior to maturity.

Borrowings under the senior secured term loan facility bear interest at a rate per annum equal to, at the Company’s option, either (1) a base rate (the “base rate”) determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of Bank of America, N.A., and (c) a one-month LIBOR rate, subject to a floor of 1.25%, plus 1.00%, in each case, plus a margin of 2.25% per annum or (2) the LIBOR rate for the interest period relevant to such borrowing, subject to a floor of 1.25%, plus a margin of 3.25% per annum. Borrowings under the senior secured revolving credit facility generally bear interest at a rate per annum equal to, at the Company’s option, either (1) the base rate plus a margin of 2.50% per annum, or (2) the LIBOR rate for the interest period relevant to such borrowing plus a margin of 3.50% per annum. In addition to paying interest on outstanding principal under the Senior Secured Credit Facilities, the Company is required to pay a commitment fee on the unutilized commitments under the senior secured revolving credit facility, as well as pay customary letter of credit fees and agency fees.

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

On October 31, 2014, the Issuers completed an asset purchase offer for up to $210.0 million aggregate principal amount of the outstanding Senior Notes. The Issuers were required to make the offer to purchase under the terms of the Indenture governing the Senior Notes using excess proceeds from certain asset dispositions. The offer to purchase was made at 100% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest, to but excluding the redemption date. Holders validly tendered $0.1 million in aggregate principal amount of the Senior Notes, all of which were accepted by the Issuers. The Company made payment to settle all validly tendered Senior Notes on November 6, 2014. At June 30, 2015, the outstanding principal balance of the Senior Notes was $849.9 million.

The Senior Notes bear interest at a rate of 8.375% per annum, payable semi-annually, in cash in arrears, on May 15 and November 15 of each year.

The Issuers may redeem the Senior Notes, in whole or in part, at any time on or after May 15, 2015, at a price equal to 104.188% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest and special interest, if any, up to but excluding the redemption date. Each subsequent year the redemption price declines 2.093 percentage points until 2017, and thereafter, at which point the redemption price is equal to 100% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest and special interest, if any, to but excluding the redemption date.

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

4. INTEREST RATE SWAPS

In August 2011, the Company executed forward starting interest rate swaps with Citibank N.A. and Barclays Bank PLC, as counterparties, with notional amounts totaling $350.0 million, with each agreement effective March 28, 2013 and expiring between September 30, 2014 and September 30, 2016. On September 30, 2014, interest rate swaps with notional amounts totaling $50.0 million at a rate of 1.6% expired under the terms of the related agreement. Under the remaining agreements, the Company is required to make quarterly fixed rate payments at annual rates ranging from 1.9% to 2.2%. The counterparties are obligated to make quarterly floating rate payments to the Company based on the three-month LIBOR rate, each subject to a floor of 1.25%. The Company completed an assessment of these cash flow hedges during the quarters and nine months ended June 30, 2015 and 2014, and determined that these hedges were highly effective. Accordingly, no gain or loss related to these hedges has been reflected in the accompanying condensed consolidated statements of operations, and the change in fair value has been included in accumulated other comprehensive loss as a component of member’s equity. The outstanding interest rate swaps at June 30, 2015 are as follows:

Effective dates	Total Notional Amounts
(in thousands)
Effective from March 28, 2013 to September 30, 2015	$100,000
Effective from March 28, 2013 to September 30, 2016	200,000

The fair value of the Company’s interest rate hedges at June 30, 2015 and September 30, 2014, reflect liability balances of $2.6 million and $3.9 million, respectively, and are included in other long-term liabilities in the accompanying condensed consolidated balance sheets. The fair value of the Company’s interest rate hedges reflects a liability because the effect of the forward LIBOR curve on future interest payments results in less interest due to the Company under the variable rate component included in the interest rate hedging agreements, as compared to the amount due the Company’s counterparties under the fixed interest rate component.

5. GOODWILL

The following table presents the changes in the carrying amount of goodwill (in thousands):

	Acute Care	Health Choice	Total
Balance at September 30, 2014	$808,741	$5,757	$814,498
Adjustments related to acquisitions	6,003	—	6,003

Balance at June 30, 2015	$814,744	$5,757	$820,501

6. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of income taxes, are as follows (in thousands):

	June 30, 2015	September 30, 2014
Fair value of interest rate hedges	$(2,577)	$(3,895)
Income tax benefit	1,069	1,551

Accumulated other comprehensive loss	$(1,508)	$(2,344)

7. INCOME TAXES

For the quarter ended June 30, 2015, the Company recorded income tax expense of $1.0 million, resulting in an effective tax rate of 42.7%, compared to $1.1 million, for an effective tax rate of (11.2%) in the prior year quarter. For the nine months ended June 30, 2015, the Company recorded income tax expense of $8.1 million, for an effective tax rate of 45.4%, compared to $7.4 million, for an effective tax rate of 599.6% in the prior year period. The change in the effective tax rate was primarily attributable to the following: (1) a decrease in compensation deduction limitations applicable to certain health insurers, which were recorded in the prior year period but to which the Company is no longer subject in the current or prior year after final regulations issued during September 2014, (2) $1.5 million of income tax expense recorded in the prior year quarter related to an excess of cumulative compensation deductions over realized tax benefits upon the exercise of employee stock options, and (3) the increase in net earnings from continuing operations, which lessened the rate impact of nondeductible expenses, non-controlling interests, and state income taxes (including the Texas margins tax).

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

Professional, General and Workers’ Compensation Liability Risks

The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment and personal injuries. To cover these types of claims, the Company maintains professional and general liability insurance in excess of self-insured retentions through a commercial insurance carrier in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is currently not a party to any such proceedings that, in the Company’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company expenses an estimate of the costs it expects to incur under the self-insured retention exposure for professional and general liability claims using historical claims data, demographic factors, severity factors, current incident logs and other actuarial analysis. At June 30, 2015 and September 30, 2014, the Company’s professional and general liability accrual for asserted and unasserted claims totaled $63.4 million and $66.5 million, respectively, with the current portion totaling $13.3 million during both respective periods.

The Company is subject to claims and legal actions in the ordinary course of business relative to workers’ compensation matters. To cover these types of claims, the Company maintains workers’ compensation insurance coverage with a self-insured retention. The Company accrues the costs of workers’ compensation claims based upon estimates derived from its claims experience.

Health Choice

Health Choice has entered into capitated contracts whereby the Plan provides healthcare services in exchange for fixed periodic and supplemental payments from AHCCCS and CMS. These services are provided regardless of the actual costs incurred to provide these services. The Plan receives reinsurance and other supplemental payments from AHCCCS to cover certain costs of healthcare services that exceed certain thresholds. The Company believes the capitated payments, together with reinsurance and other supplemental payments are sufficient to pay for the services Health Choice is obligated to deliver. As of June 30, 2015, the Company has provided performance guaranties in the form of a letter of credit totaling $57.5 million for the benefit of AHCCCS and a demand note totaling $12.0 million for the benefit of CMS to support its obligations under the Health Choice contracts to provide and pay for the healthcare services. The amount of these performance guaranties are generally based in part upon the membership in the Plan and the related capitation revenue paid to Health Choice.

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

Other

The Company has reached an agreement in principle with the U.S. Department of Justice (“DOJ”) and the Office of Inspector General of the U.S. Department of Health and Human Services (“OIG”) to fully resolve an investigation regarding propriety of Medicare coverage and reimbursement for certain of the Company’s hospitals’ Medicare claims for implantable cardioverter defibrillator (“ICD”) procedures. The government’s investigation was part of a nationwide investigation of numerous hospital operators regarding the necessity of, and billing for, implantation of certain ICD-related procedures. The Company denies allegations with respect to its hospitals’ practices in this area and the settlement is not an admission of liability. The Company, the DOJ and the OIG are in the process of documenting the final settlement agreement, which the Company expects will require a settlement payment in an amount immaterial to the Company.

9. SEGMENT INFORMATION

The Company’s reportable operating segments consist of (1) acute care hospitals and related healthcare businesses, collectively and (2) Health Choice. The following is a financial summary by business segment for the periods indicated (in thousands):

	For the Quarter Ended June 30, 2015
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue before provision for bad debts	$563,030	$—	$—	$563,030
Less: Provision for bad debts	(88,097)	—	—	(88,097)

Acute care revenue	474,933	—	—	474,933
Premium, service and other revenue	—	211,361	—	211,361
Revenue between segments	4,520	—	(4,520)	—

Total revenue	479,453	211,361	(4,520)	686,294

Salaries and benefits (excludes stock-based compensation)	214,394	13,274	—	227,668
Supplies	81,341	164	—	81,505
Medical claims	—	176,995	(4,520)	172,475
Rentals and leases	18,542	716	—	19,258
Other operating expenses	110,930	13,465	—	124,395
Medicare and Medicaid EHR incentives	(2,035)	—	—	(2,035)

Adjusted EBITDA(1)	56,281	6,747	—	63,028

Interest expense, net	31,905	—	—	31,905
Depreciation and amortization	25,180	1,096	—	26,276
Stock-based compensation	1,231	—	—	1,231
Management fees	1,250	—	—	1,250

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(3,285)	5,651	—	2,366

Gain on disposal of assets, net	20	—	—	20

Earnings (loss) from continuing operations before income taxes	$(3,265)	$5,651	$—	$2,386

	For the Quarter Ended June 30, 2014
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue before provision for bad debts	$531,380	$—	$—	$531,380
Less: Provision for bad debts	(77,130)	—	—	(77,130)

Acute care revenue	454,250	—	—	454,250
Premium, service and other revenue	—	178,498	—	178,498
Revenue between segments	3,262	—	(3,262)	—

Total revenue	457,512	178,498	(3,262)	632,748

Salaries and benefits (excludes stock-based compensation)	206,838	8,929	—	215,767
Supplies	75,034	70	—	75,104
Medical claims	—	169,205	(3,262)	165,943
Rentals and leases	17,750	448	—	18,198
Other operating expenses	97,278	13,059	—	110,337
Medicare and Medicaid EHR incentives	(2,940)	—	—	(2,940)

Adjusted EBITDA(1)	63,552	(13,213)	—	50,339

Interest expense, net	32,267	—	—	32,267
Depreciation and amortization	22,390	1,032	—	23,422
Stock-based compensation	5,679	—	—	5,679
Management fees	1,250	—	—	1,250

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	1,966	(14,245)	—	(12,279)

Gain on disposal of assets, net	2,102	—	—	2,102

Earnings (loss) from continuing operations before income taxes	$4,068	$(14,245)	$—	$(10,177)

	For the Nine Months Ended June 30, 2015
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue before provision for bad debts	$1,668,536	$—	$—	$1,668,536
Less: Provision for bad debts	(258,175)	—	—	(258,175)

Acute care revenue	1,410,361	—	—	1,410,361
Premium, service and other revenue	—	642,298	—	642,298
Revenue between segments	12,356	—	(12,356)	—

Total revenue	1,422,717	642,298	(12,356)	2,052,659

Salaries and benefits (excludes stock-based compensation)	651,854	40,307	—	692,161
Supplies	241,230	466	—	241,696
Medical claims	—	536,862	(12,356)	524,506
Rentals and leases	54,899	2,156	—	57,055
Other operating expenses	307,868	43,494	—	351,362
Medicare and Medicaid EHR incentives	(7,685)	—	—	(7,685)

Adjusted EBITDA(1)	174,551	19,013	—	193,564

Interest expense, net	96,122	—	—	96,122
Depreciation and amortization	67,264	3,198	—	70,462
Stock-based compensation	4,937	—	—	4,937
Management fees	3,750	—	—	3,750

Earnings from continuing operations before loss on disposal of assets and income taxes	2,478	15,815	—	18,293

Loss on disposal of assets, net	(434)	—	—	(434)

Earnings from continuing operations before income taxes	$2,044	$15,815	$—	$17,859

Segment assets	$2,286,227	$398,752		$2,684,979

Capital expenditures	$104,853	$1,751		$106,604

Goodwill	$814,744	$5,757		$820,501

	For the Nine Months Ended June 30, 2014
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue before provision for bad debts	$1,613,457	$—	$—	$1,613,457
Less: Provision for bad debts	(260,249)	—	—	(260,249)

Acute care revenue	1,353,208	—	—	1,353,208
Premium, service and other revenue	—	503,212	—	503,212
Revenue between segments	8,539	—	(8,539)	—

Total revenue	1,361,747	503,212	(8,539)	1,856,420

Salaries and benefits (excludes stock-based compensation)	630,760	23,660	—	654,420
Supplies	227,242	173	—	227,415
Medical claims	—	445,293	(8,539)	436,754
Rentals and leases	53,279	1,165	—	54,444
Other operating expenses	283,143	28,443	—	311,586
Medicare and Medicaid EHR incentives	(9,294)	—	—	(9,294)

Adjusted EBITDA(1)	176,617	4,478	—	181,095

Interest expense, net	98,300	—	—	98,300
Depreciation and amortization	67,511	3,137	—	70,648
Stock-based compensation	10,033	—	—	10,033
Management fees	3,750	—	—	3,750

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(2,977)	1,341	—	(1,636)

Gain on disposal of assets, net	2,868	—	—	2,868

Earnings (loss) from continuing operations before income taxes	$(109)	$1,341	$—	$1,232

Segment assets	$2,314,576	$341,177		$2,655,753

Capital expenditures	$74,958	$1,126		$76,084

Goodwill	$809,828	$5,757		$815,585

(1)	Adjusted EBITDA represents net earnings (loss) from continuing operations before net interest expense, income tax expense, depreciation and amortization, stock-based compensation, net gain (loss) on disposal of assets and management fees. Management fees represent monitoring and advisory fees paid to management companies affiliated with TPG and JLL. Management routinely calculates and communicates adjusted EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within the healthcare industry to evaluate performance, allocate resources and measure leverage capacity and debt service ability. In addition, the Company uses adjusted EBITDA as a measure of performance for its business segments and for incentive compensation purposes. Adjusted EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net earnings, cash flows generated by operating, investing, or financing activities or other financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance or liquidity. Adjusted EBITDA, as presented, differs from what is defined under the Company’s Senior Secured Credit Facilities and may not be comparable to similarly titled measures of other companies.

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

Summarized condensed consolidating balance sheets at June 30, 2015 and September 30, 2014, condensed consolidating statements of operations for the quarters and nine months ended June 30, 2015 and 2014, condensed consolidating statements of comprehensive income (loss) for the quarters and nine months ended June 30, 2015 and 2014, and condensed consolidating statements of cash flows for the nine months ended June 30, 2015 and 2014, for the Company, segregating the parent company issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, are found below.

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

IASIS Healthcare LLC

Condensed Consolidating Balance Sheet (unaudited)

June 30, 2015

(in thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$273,473	$34,157	$—	$307,630
Accounts receivable, net	—	62,342	259,845	—	322,187
Inventories	—	14,403	45,285	—	59,688
Deferred income taxes	1,003	—	—	—	1,003
Prepaid expenses and other current assets	—	69,620	157,721	—	227,341

Total current assets	1,003	419,838	497,008	—	917,849
Property and equipment, net	—	260,873	606,136	—	867,009
Intercompany	—	(144,619)	144,619	—	—
Net investment in and advances to subsidiaries	2,039,816	—	—	(2,039,816)	—
Goodwill	7,407	65,514	747,580	—	820,501
Other intangible assets, net	—	8,054	12,750	—	20,804
Other assets, net	18,279	23,303	17,234	—	58,816

Total assets	$2,066,505	$632,963	$2,025,327	$(2,039,816)	$2,684,979

Liabilities and Equity
Current liabilities
Accounts payable	$—	$42,937	$77,886	$—	$120,823
Salaries and benefits payable	—	28,960	31,984	—	60,944
Accrued interest payable	9,843	(3,219)	3,219	—	9,843
Medical claims payable	—	—	95,678	—	95,678
Other accrued expenses and current liabilities	—	44,446	47,551	—	91,997
Current portion of long-term debt, capital leases and other long-term obligations	10,071	1,914	22,458	(22,458)	11,985
Deferred income taxes	—	—	—	—	—

Total current liabilities	19,914	115,038	278,776	(22,458)	391,270
Long-term debt, capital leases and other long-term obligations	1,816,857	16,358	615,433	(615,433)	1,833,215
Deferred income taxes	107,789	—	—	—	107,789
Other long-term liabilities	2,408	108,087	1,032	—	111,527

Total liabilities	1,946,968	239,483	895,241	(637,891)	2,443,801
Non-controlling interests with redemption rights	—	113,233	—	—	113,233
Equity
Member’s equity	119,537	271,839	1,130,086	(1,401,925)	119,537
Non-controlling interests	—	8,408	—	—	8,408

Total equity	119,537	280,247	1,130,086	(1,401,925)	127,945

Total liabilities and equity	$2,066,505	$632,963	$2,025,327	$(2,039,816)	$2,684,979

IASIS Healthcare LLC

Condensed Consolidating Balance Sheet (unaudited)

September 30, 2014

(in thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$325,555	$15,625	$—	$341,180
Accounts receivable, net	—	66,165	239,489	—	305,654
Inventories	—	13,925	43,707	—	57,632
Deferred income taxes	1,987	—	—	—	1,987
Prepaid expenses and other current assets	—	52,961	163,602	—	216,563
Assets held for sale	—	50,151	—	—	50,151

Total current assets	1,987	508,757	462,423	—	973,167
Property and equipment, net	—	232,421	594,057	—	826,478
Intercompany	—	(82,478)	82,478	—	—
Net investment in and advances to subsidiaries	2,053,712	—	—	(2,053,712)	—
Goodwill	7,407	62,947	744,144	—	814,498
Other intangible assets, net	—	8,331	15,000	—	23,331
Other assets, net	23,067	23,055	16,240	—	62,362

Total assets	$2,086,173	$753,033	$1,914,342	$(2,053,712)	$2,699,836

Liabilities and Equity
Current liabilities
Accounts payable	$—	$47,843	$80,516	$—	$128,359
Salaries and benefits payable	—	32,164	38,957	—	71,121
Accrued interest payable	28,820	(3,223)	3,223	—	28,820
Medical claims payable	—	—	79,449	—	79,449
Other accrued expenses and current liabilities	—	47,905	25,586	—	73,491
Current portion of long-term debt, capital leases and other long-term obligations	10,071	2,619	23,176	(23,176)	12,690
Liabilities held for sale	—	9,171	—	—	9,171

Total current liabilities	38,891	136,479	250,907	(23,176)	403,101
Long-term debt, capital leases and other long-term obligations	1,823,545	17,565	521,216	(521,216)	1,841,110
Deferred income taxes	100,499	—	—	—	100,499
Other long-term liabilities	3,233	113,466	590	—	117,289

Total liabilities	1,966,168	267,510	772,713	(544,392)	2,461,999
Non-controlling interests with redemption rights	—	108,156	—	—	108,156
Equity
Member’s equity	120,005	367,691	1,141,629	(1,509,320)	120,005
Non-controlling interests	—	9,676	—	—	9,676

Total equity	120,005	377,367	1,141,629	(1,509,320)	129,681

Total liabilities and equity	$2,086,173	$753,033	$1,914,342	$(2,053,712)	$2,699,836

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations (unaudited)

For the Quarter Ended June 30, 2015

(in thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Revenue
Acute care revenue before provision for bad debts	$—	$131,058	$436,492	$(4,520)	$563,030
Less: Provision for bad debts	—	(14,638)	(73,459)	—	(88,097)

Acute care revenue	—	116,420	363,033	(4,520)	474,933
Premium, service and other revenue	—	—	211,361	—	211,361

Total revenue	—	116,420	574,394	(4,520)	686,294
Costs and expenses
Salaries and benefits	1,231	77,061	150,607	—	228,899
Supplies	—	20,750	60,755	—	81,505
Medical claims	—	—	176,995	(4,520)	172,475
Rentals and leases	—	5,843	13,415	—	19,258
Other operating expenses	—	27,912	96,483	—	124,395
Medicare and Medicaid EHR incentives	—	(651)	(1,384)	—	(2,035)
Interest expense, net	31,905	—	11,644	(11,644)	31,905
Depreciation and amortization	—	11,415	14,861	—	26,276
Management fees	1,250	(9,132)	9,132	—	1,250
Equity in earnings of affiliates	(22,573)	—	—	22,573	—

Total costs and expenses	11,813	133,198	532,508	6,409	683,928
Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(11,813)	(16,778)	41,886	(10,929)	2,366
Gain on disposal of assets, net	—	7	13	—	20

Earnings (loss) from continuing operations before income taxes	(11,813)	(16,771)	41,899	(10,929)	2,386
Income tax expense	1,018	—	—	—	1,018

Net earnings (loss) from continuing operations	(12,831)	(16,771)	41,899	(10,929)	1,368
Gain (loss) from discontinued operations, net of income taxes	(525)	1,609	—	—	1,084

Net earnings (loss)	(13,356)	(15,162)	41,899	(10,929)	2,452
Net earnings attributable to non-controlling interests	—	(4,164)	—	—	(4,164)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(13,356)	$(19,326)	$41,899	$(10,929)	$(1,712)

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations (unaudited)

For the Quarter Ended June 30, 2014

(in thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Revenue
Acute care revenue before provision for bad debts	$—	$127,116	$407,526	$(3,262)	$531,380
Less: Provision for bad debts	—	(13,293)	(63,837)	—	(77,130)

Acute care revenue	—	113,823	343,689	(3,262)	454,250
Premium, service and other revenue	—	—	178,498	—	178,498

Total revenue	—	113,823	522,187	(3,262)	632,748
Costs and expenses
Salaries and benefits	5,679	74,174	141,593	—	221,446
Supplies	—	17,716	57,388	—	75,104
Medical claims	—	—	169,205	(3,262)	165,943
Rentals and leases	—	6,014	12,184	—	18,198
Other operating expenses	—	21,008	89,329	—	110,337
Medicare and Medicaid EHR incentives	—	(941)	(1,999)	—	(2,940)
Interest expense, net	32,267	—	12,232	(12,232)	32,267
Depreciation and amortization	—	8,806	14,616	—	23,422
Management fees	1,250	(8,498)	8,498	—	1,250
Equity in earnings of affiliates	(2,468)	—	—	2,468	—

Total costs and expenses	36,728	118,279	503,046	(13,026)	645,027
Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(36,728)	(4,456)	19,141	9,764	(12,279)
Gain on disposal of assets, net	—	2,102	—	—	2,102

Earnings (loss) from continuing operations before income taxes	(36,728)	(2,354)	19,141	9,764	(10,177)
Income tax expense	1,138	—	—	—	1,138

Net earnings (loss) from continuing operations	(37,866)	(2,354)	19,141	9,764	(11,315)
Earnings (loss) from discontinued operations, net of income taxes	5,667	(11,866)	—	—	(6,199)

Net earnings (loss)	(32,199)	(14,220)	19,141	9,764	(17,514)
Net earnings attributable to non-controlling interests	—	(2,453)	—	—	(2,453)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(32,199)	$(16,673)	$19,141	$9,764	$(19,967)

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations (unaudited)

For the Nine Months Ended June 30, 2015

(in thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Revenue
Acute care revenue before provision for bad debts	$—	$385,815	$1,295,077	$(12,356)	$1,668,536
Less: Provision for bad debts	—	(38,766)	(219,409)	—	(258,175)

Acute care revenue	—	347,049	1,075,668	(12,356)	1,410,361
Premium, service and other revenue	—	—	642,298	—	642,298

Total revenue	—	347,049	1,717,966	(12,356)	2,052,659
Costs and expenses
Salaries and benefits	4,937	236,135	456,026	—	697,098
Supplies	—	58,561	183,135	—	241,696
Medical claims	—	—	536,862	(12,356)	524,506
Rentals and leases	—	18,179	38,876	—	57,055
Other operating expenses	—	67,251	284,111	—	351,362
Medicare and Medicaid EHR incentives	—	(2,115)	(5,570)	—	(7,685)
Interest expense, net	96,122	—	35,866	(35,866)	96,122
Depreciation and amortization	—	25,828	44,634	—	70,462
Management fees	3,750	(27,079)	27,079	—	3,750
Equity in earnings of affiliates	(72,324)	—	—	72,324	—

Total costs and expenses	32,485	376,760	1,601,019	24,102	2,034,366
Earnings (loss) from continuing operations before gain (loss) on disposal of assets and income taxes	(32,485)	(29,711)	116,947	(36,458)	18,293
Gain (loss) on disposal of assets, net	—	(519)	85	—	(434)

Earnings (loss) from continuing operations before income taxes	(32,485)	(30,230)	117,032	(36,458)	17,859
Income tax expense	8,111	—	—	—	8,111

Net earnings (loss) from continuing operations	(40,596)	(30,230)	117,032	(36,458)	9,748
Earnings (loss) from discontinued operations, net of income taxes	3,042	(5,264)	—	—	(2,222)

Net earnings (loss)	(37,554)	(35,494)	117,032	(36,458)	7,526
Net earnings attributable to non-controlling interests	—	(9,214)	—	—	(9,214)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(37,554)	$(44,708)	$117,032	$(36,458)	$(1,688)

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations (unaudited)

For the Nine Months Ended June 30, 2014

(in thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Revenue
Acute care revenue before provision for bad debts	$—	$382,918	$1,239,078	$(8,539)	$1,613,457
Less: Provision for bad debts	—	(50,443)	(209,806)	—	(260,249)

Acute care revenue	—	332,475	1,029,272	(8,539)	1,353,208
Premium, service and other revenue	—	—	503,212	—	503,212

Total revenue	—	332,475	1,532,484	(8,539)	1,856,420
Costs and expenses
Salaries and benefits	10,033	230,801	423,619	—	664,453
Supplies	—	54,488	172,927	—	227,415
Medical claims	—	—	445,293	(8,539)	436,754
Rentals and leases	—	17,809	36,635	—	54,444
Other operating expenses	—	59,539	252,047	—	311,586
Medicare and Medicaid EHR incentives	—	(2,830)	(6,464)	—	(9,294)
Interest expense, net	98,300	—	36,816	(36,816)	98,300
Depreciation and amortization	—	27,664	42,984	—	70,648
Management fees	3,750	(25,727)	25,727	—	3,750
Equity in earnings of affiliates	(59,211)	—	—	59,211	—

Total costs and expenses	52,872	361,744	1,429,584	13,856	1,858,056
Earnings (loss) from continuing operations before gain (loss) on disposal of assets and income taxes	(52,872)	(29,269)	102,900	(22,395)	(1,636)
Gain (loss) on disposal of assets, net	—	3,080	(212)	—	2,868

Earnings (loss) from continuing operations before income taxes	(52,872)	(26,189)	102,688	(22,395)	1,232
Income tax expense	7,387	—	—	—	7,387

Net earnings (loss) from continuing operations	(60,259)	(26,189)	102,688	(22,395)	(6,155)
Earnings (loss) from discontinued operations, net of income taxes	2,645	(8,431)	—	—	(5,786)

Net earnings (loss)	(57,614)	(34,620)	102,688	(22,395)	(11,941)
Net earnings attributable to non-controlling interests	—	(8,857)	—	—	(8,857)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(57,614)	$(43,477)	$102,688	$(22,395)	$(20,798)

IASIS Healthcare LLC

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the Quarter Ended June 30, 2015 (unaudited)

(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net earnings (loss)	$(13,356)	$(15,162)	$41,899	$(10,929)	$2,452
Other comprehensive income
Change in fair value of highly effective interest rate hedges	573	—	—	—	573

Other comprehensive income before income taxes	573	—	—	—	573
Change in income tax expense	(209)	—	—	—	(209)

Other comprehensive income, net of income taxes	364	—	—	—	364

Comprehensive income (loss)	(12,992)	(15,162)	41,899	(10,929)	2,816
Net earnings attributable to non-controlling interests	—	(4,164)	—	—	(4,164)

Comprehensive income (loss) attributable to IASIS Healthcare LLC	$(12,992)	$(19,326)	$41,899	$(10,929)	$(1,348)

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

IASIS Healthcare LLC

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the Nine Months Ended June 30, 2015 (unaudited)

(in thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net earnings (loss)	$(37,554)	$(35,494)	$117,032	$(36,458)	$7,526
Other comprehensive income
Change in fair value of highly effective interest rate hedges	1,318	—	—	—	1,318

Other comprehensive income before income taxes	1,318	—	—	—	1,318
Change in income tax expense	(482)	—	—	—	(482)

Other comprehensive income, net of income taxes	836	—	—	—	836

Comprehensive income (loss)	(36,718)	(35,494)	117,032	(36,458)	8,362
Net earnings attributable to non-controlling interests	—	(9,214)	—	—	(9,214)

Comprehensive income (loss) attributable to IASIS Healthcare LLC	$(36,718)	$(44,708)	$117,032	$(36,458)	$(852)

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

IASIS Healthcare LLC

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended June 30, 2015 (unaudited)

(in thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities
Net earnings (loss)	$(37,554)	$(35,494)	$117,032	$(36,458)	$7,526
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	25,828	44,634	—	70,462
Amortization of loan costs	5,913	—	—	—	5,913
Amortization of deferred gain on sale-leaseback transaction	(1,872)	—	—	—	(1,872)
Change in physician minimum revenue guarantees	—	147	2,705	—	2,852
Stock-based compensation	4,937	—	—	—	4,937
Deferred income taxes	5,929	—	—	—	5,929
Income tax benefit from parent company	6	—	—	—	6
Loss (gain) on disposal of assets, net	—	519	(85)	—	434
Loss (earnings) from discontinued operations, net	(3,042)	5,264	—	—	2,222
Equity in earnings of affiliates	(72,324)	—	—	72,324	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	—	1,735	(19,841)	—	(18,106)
Inventories, prepaid expenses and other
current assets	—	(19,658)	4,380	—	(15,278)
Accounts payable, other accrued expenses and other accrued liabilities	(20,463)	(6,994)	19,521	—	(7,936)

Net cash provided by (used in) operating activities — continuing operations	(118,470)	(28,653)	168,346	35,866	57,089
Net cash provided by operating activities — discontinued operations	—	2,919	—	—	2,919

Net cash provided by (used in) operating activities	(118,470)	(25,734)	168,346	35,866	60,008

Cash flows from investing activities
Purchases of property and equipment	—	(56,063)	(50,541)	—	(106,604)
Cash paid for acquisitions, net	—	(1,280)	(10,044)	—	(11,324)
Cash received from divestiture	—	42,633	—	—	42,633
Proceeds from sale of assets	—	256	94	—	350
Change in other assets, net	—	(155)	(986)	—	(1,141)

Net cash used in investing activities — continuing operations	—	(14,609)	(61,477)	—	(76,086)
Net cash used in investing activities — discontinued operations	—	(341)	—	—	(341)

Net cash used in investing activities	—	(14,950)	(61,477)	—	(76,427)

Cash flows from financing activities
Payment of long-term debt, capital leases and other long-term obligations	(7,652)	(469)	(1,680)	—	(9,801)
Distributions to non-controlling interests	—	(6,306)	—	—	(6,306)
Cash paid for the repurchase of non-controlling interests	—	(1,153)	135	—	(1,018)
Change in intercompany balances with affiliates, net	126,122	(3,464)	(86,792)	(35,866)	—

Net cash provided by (used in) financing activities — continuing operations	118,470	(11,392)	(88,337)	(35,866)	(17,125)
Net cash used in financing activities — discontinued operations	—	(6)	—	—	(6)

Net cash provided by (used in) financing activities	118,470	(11,398)	(88,337)	(35,866)	(17,131)

Change in cash and cash equivalents	—	(52,082)	18,532	—	(33,550)
Cash and cash equivalents at beginning of period	—	325,555	15,625	—	341,180

Cash and cash equivalents at end of period	$—	$273,473	$34,157	$—	$307,630

IASIS Healthcare LLC

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended June 30, 2014 (unaudited)

(in thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities
Net earnings (loss)	$(57,614)	$(34,620)	$102,688	$(22,395)	$(11,941)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	27,664	42,984	—	70,648
Amortization of loan costs	5,559	—	—	—	5,559
Amortization of deferred gain on sale-leaseback transaction	(1,872)	—	—	—	(1,872)
Change in physician minimum revenue guarantees	—	133	2,044	—	2,177
Stock-based compensation	10,033	—	—	—	10,033
Deferred income taxes	(1,015)	—	—	—	(1,015)
Income tax benefit from parent company	5	—	—	—	5
Loss (gain) on disposal of assets, net	—	(3,080)	212	—	(2,868)
Loss (earnings) from discontinued operations, net	(2,645)	8,431	—	—	5,786
Equity in earnings of affiliates	(59,211)	—	—	59,211	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	—	(5,724)	(1,068)	—	(6,792)
Inventories, prepaid expenses and other current assets	—	(18,427)	(34,979)	—	(53,406)
Accounts payable, other accrued expenses and other accrued liabilities	(19,016)	15,007	14,561	—	10,552
Income taxes and other transaction costs payable related to sale-leaseback of real estate	(18,901)	(1,048)	(2,321)	—	(22,270)

Net cash provided by (used in) operating activities — continuing operations	(144,677)	(11,664)	124,121	36,816	4,596
Net cash used in operating activities — discontinued operations	—	(15,140)	—	—	(15,140)

Net cash provided by (used in) operating activities	(144,677)	(26,804)	124,121	36,816	(10,544)

Cash flows from investing activities
Purchases of property and equipment	—	(44,282)	(31,802)	—	(76,084)
Cash paid for acquisitions, net	—	(1,038)	—	—	(1,038)
Proceeds from sale of assets	—	1,495	13	—	1,508
Change in other assets, net	—	(3,753)	3,534	—	(219)
Other, net	—	(2,724)	(301)	—	(3,025)

Net cash used in investing activities — continuing operations	—	(50,302)	(28,556)	—	(78,858)
Net cash used in investing activities — discontinued operations	—	(5,242)	—	—	(5,242)

Net cash used in investing activities	—	(55,544)	(28,556)	—	(84,100)

Cash flows from financing activities
Payment of long-term debt, capital leases and other long-term obligations	(8,010)	—	(2,074)	—	(10,084)
Distributions to non-controlling interests	—	(13,222)	—	—	(13,222)
Cash paid for the repurchase of non-controlling interest	—	(600)	—	—	(600)
Other	—	(1,838)	—	—	(1,838)
Change in intercompany balances with affiliates, net	152,687	(27,134)	(88,737)	(36,816)	—

Net cash provided by (used in) financing activities — continuing operations	144,677	(42,794)	(90,811)	(36,816)	(25,744)
Net cash used in financing activities — discontinued operations	—	(100)	—	—	(100)

Net cash provided by (used in) financing activities	144,677	(42,894)	(90,811)	(36,816)	(25,844)

Change in cash and cash equivalents	—	(125,242)	4,754	—	(120,488)
Cash and cash equivalents at beginning of period	—	430,047	8,084	—	438,131

Cash and cash equivalents at end of period	$—	$304,805	$12,838	$—	$317,643

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements, the notes to our unaudited condensed consolidated financial statements and the other financial information appearing elsewhere in this report. Data for the quarters and nine months ended June 30, 2015 and 2014, have been derived from our unaudited condensed consolidated financial statements. References herein to “we,” “our” and “us” are to IASIS Healthcare LLC and its subsidiaries. References herein to “IAS” are to IASIS Healthcare Corporation, our parent company.

FORWARD-LOOKING STATEMENTS

Some of the statements we make in this report are forward-looking within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations including, but not limited to, the discussions of our operating and growth strategy (including possible acquisitions and dispositions), financing needs, projections of revenue, income or loss, capital expenditures and future operations. Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results in future periods to differ materially from those anticipated in the forward-looking statements. Those risks and uncertainties, among others discussed in this report, are detailed in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2014 and as amended and restated in Item 1A. “Risk Factors” detailed in our Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2014 filed with the Securities and Exchange Commission (the “SEC”).

While we believe our assumptions are reasonable, it is very difficult to predict the impact of known factors, and, of course, it is impossible to anticipate all factors that could affect our actual results. These factors include, but are not limited to:

•	the effects of changes in governmental healthcare programs, principally Medicare, Medicaid and other federal healthcare programs, including limitations or reductions of levels of payments that our hospitals receive under such programs;

•	the effects related to implementation of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”), the possible enactment of additional federal or state healthcare reforms and possible amendments, changes or court challenges to such laws and other federal, state or local laws or regulations affecting the healthcare industry;

•	our managed care business’ ability to effectively manage costs of care, maintain its governmental contracts and achieve its service line expansion strategies;

•	the effects of a shift in volume or payor mix from commercial managed-care payors to self-pay and Medicaid;

•	increases in the amount and risk of collectability of uninsured accounts and deductibles and copayment amounts for insured accounts;

•	a reduction in or withholding of government-sponsored supplemental payments to our hospitals;

•	the effects of any inability to retain and negotiate reasonable contracts with managed care plans or if insured patients switch from traditional commercial insurance plans to exchange plans;

•	industry trends towards value-based purchasing and narrow networks and related competitive challenges to our hospitals;

•	possible changes in the Medicare, Medicaid and other state programs, including Medicaid supplemental reimbursement programs or waiver programs, that may impact reimbursement to healthcare providers and insurers;

•	controls imposed by Medicare and third-party payors to reduce admissions and length of stay;

•	competition to attract and retain quality physicians, nurses, technicians and other personnel;

•	the generally competitive nature of the healthcare industry;

•	the possibility of health pandemics and the related impacts on our operations and financial results;

•	a failure of our information systems or breach of our cyber-security protections;

•	the costs and operational challenges associated with information technology and medical equipment upgrades;

•	challenges associated with the implementation of electronic health records and coding systems;

•	compliance with extensive healthcare industry laws, regulations and investigations, including those with respect to patient privacy and physician-owned hospitals;

•	reliance upon services provided by third-party vendors;

•	the effects of local or national economic downturns on our business lines;

•	risks associated with our acquisition and development strategy, including liabilities assumed in acquisitions of facilities and physician practices and our need to effectively integrate acquired companies into our existing operations;

•	increased lease rates and amended lease terms at certain of our facilities in connection with sale-leaseback transactions;

•	the effectiveness of our reinvestment of proceeds from sale-leaseback transactions and asset dispositions;

•	timely completion of under-construction facilities;

•	risks associated with environmental, health and safety laws;

•	risks associated with labor laws;

•	potential adverse accounting impacts associated with goodwill carrying value;

•	our dependence upon the services of key executive management personnel;

•	risks related to our indebtedness and capital structure; and

•	other risk factors described in Item 1A. “Risk Factors”

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

EXECUTIVE OVERVIEW

We are a healthcare services company delivering high-quality, cost-effective healthcare through a broad and differentiated set of capabilities and assets that includes acute care hospitals with related patient access points, and a diversified and growing managed care risk platform (“risk platform”). Our business model is centered on deploying our acute care expertise and risk platform, either separately or on an integrated basis, in attractive markets to manage population health, integrate the delivery and payment of healthcare services and ultimately expand our total market opportunities within our existing and new geographic markets. Our business consists of two operating segments: (i) our acute care operations, which, as of June 30, 2015, included 16 acute care hospitals, one behavioral hospital and multiple other access points, including 144 physician clinics, multiple outpatient surgical units, imaging centers, and investments in urgent care centers and on-site employer-based clinics, and (ii) our managed care operations, comprised of our diversified and growing risk platform, Health Choice Arizona, Inc. and related entities (“Health Choice”).

Acute Care Operations

As of June 30, 2015, we owned or leased 16 acute care hospital facilities and one behavioral health hospital facility with a total of 3,644 licensed beds, several outpatient service facilities and 144 physician clinics.

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

Managed Care Operations

Health Choice, headquartered in Phoenix, Arizona, began providing managed Medicaid services under contract with the Arizona Health Care Cost Containment System (“AHCCCS”) in 1990, making it one of the nation’s first Medicaid managed care plans. Under our ownership beginning in 1999, Health Choice has evolved into a managed care organization and insurer that, while growing its core managed Medicaid business, has expanded to serve certain Medicare Advantage and health insurance exchange (“Exchange”) members and is utilizing its population health management expertise to offer management and administrative services to other payors through its management services organization (“MSO”). In collaboration with our hospitals and affiliated physicians in certain of our markets, Health Choice also manages accountable care networks.

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

As of June 30, 2015, Health Choice’s related entities delivered healthcare services to 389,900 members through multiple health plans, accountable care networks, MSO-related services and other managed care solutions. These members include 244,300 managed Medicaid members served primarily through Health Choice’s core health plan business in Arizona, 9,700 members participating in Health Choice’s Medicare Advantage Prescription Drug (“MAPD”) Special Needs Plan (“SNP”), 6,300 Arizona health insurance exchange plan members, 97,700 members of a large national insurer’s Florida managed Medicaid plan for whom Health Choice serves as a MSO, and 74,900 member lives managed through Health Choice’s accountable care networks, of which 43,000 members are included in Health Choice’s Utah Managed Medicaid and Arizona health insurance exchange plans.

Recent Developments

Health Choice integrated behavioral health joint venture. Earlier this fiscal year, Health Choice and its joint venture partner, the Northern Arizona Regional Behavioral Health Authority (“NARBHA”) won a competitive bid to begin operating an integrated acute and behavioral health plan in Northern Arizona in our 2016 fiscal year. Beginning on October 1, the joint venture, Health Choice Integrated Care LLC, is expected to provide standalone behavioral health benefits for approximately 225,000 plan members in Northern Arizona, and acute and behavioral care on an integrated basis for approximately 6,000 members who are seriously mentally ill. Health Choice owns 52% of the joint venture and NARBHA owns 48% of the joint venture.

Opening of Hospital in Lehi, Utah. On June 1, 2015, we opened our new expandable inpatient and outpatient hospital in fast-growing Lehi, Utah, called Mountain Point Medical Center, as a provider-based campus of Jordan Valley Medical Center. The campus provides a full range of services, including inpatient intensive care, obstetrics and surgical services. The campus also provides cardiology services, which includes a cardiac catheterization lab. Additional outpatient services include emergency, imaging, lab and outpatient surgery. The campus was designed to serve the growing transition to outpatient-related services and was constructed with the capability to expand depending on community need and demand for services in the Lehi area. A medical office building has been constructed immediately adjacent to, and connected with, the hospital to be occupied by primary care and multi-specialty physician groups practicing in the area. We incurred over $80 million in total costs to complete the construction and opening of this hospital campus. Mountain Point Medical Center will serve eight cities in northern Utah County and is in the fastest growing area within the state of Utah.

In-Market Acquisitions. During our third quarter of fiscal 2015, our hospital in Odessa, Texas, Odessa Regional Medical Center (“ORMC”), purchased the assets of Basin Healthcare Center, a 14-bed surgical hospital located near ORMC’s main campus. Basin has been renamed Odessa Regional Medical Center South Campus, and its addition increases ORMC’s capacity to deliver high quality services inpatient and outpatient services. Also, on August 7, 2015, we entered into an agreement to acquire the assets of Victory Medical Center (“Victory”) in Beaumont, Texas, which would become a campus of our facility in Port Arthur, Texas, The Medical Center of Southeast Texas. The closing of the Victory transaction is expected to occur in the fourth quarter of fiscal 2015 and is subject to certain conditions and requirements.

Sale of North Vista Hospital. Effective January 22, 2015, we closed a transaction for the sale of our Nevada operations, which primarily included North Vista Hospital, a 177-bed general acute care facility located in Las Vegas, Nevada. We intend to use proceeds from the sale in a variety of strategic initiatives aimed at growth in existing markets and expansion into new markets.

Revenue and Volume Trends

Total revenue for the quarter ended June 30, 2015, increased 8.5% to $686.3 million, compared to $632.7 million in the same prior year quarter. Total revenue for the nine months ended June 30, 2015, increased 10.6% to $2.05 billion, compared to $1.86 billion in the same prior year period. Total revenue is comprised of acute care revenue, which is recorded net of the provision for bad debts, and premium, service and other revenue. Acute care revenue contributed $20.7 million to the increase in total revenue for the quarter ended June 30, 2015, compared to the same prior year quarter, while premium, service and other revenue of our managed care risk platform contributed $32.9 million to the increase in total revenue compared to the same prior year period. Acute care revenue contributed $57.2 million to the increase in total revenue for the nine months ended June 30, 2015, compared to the same prior year period, while premium, service and other revenue of our managed care risk platform contributed $139.1 million to the increase in total revenue compared to the same prior year period.

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

Admissions increased 0.1% and 1.4% for the quarter and nine months ended June 30, 2015, respectively, compared to the same prior year periods. Adjusted admissions increased 2.3% and 3.5% for the quarter and nine months ended June 30, 2015, respectively, compared to the same prior year periods. For the quarter ended June 30, 2015, our volume was positively impacted by a 3.7% increase in emergency room visits and a 0.3% increase in outpatient surgeries, offset by a 1.6% decline in inpatient surgeries, all compared to the same prior year quarter. For the nine months ended June 30, 2015, our volume was positively impacted by a 6.1% increase in emergency room visits and a 0.3% increase in outpatient surgeries, offset by a 1.9% decline in inpatient surgeries, all compared to the same prior year period.

The following table provides the sources of our hospitals’ gross patient revenue by payor before discounts, contractual adjustments and the provision for bad debt:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Medicare	26.0%	27.2%	26.8%	27.8%
Managed Medicare	15.4	14.6	15.2	14.7
Medicaid and managed Medicaid	21.1	22.3	21.5	21.4
Managed care and other	32.3	30.5	31.2	30.0
Self-pay	5.2	5.4	5.3	6.1

Total	100.0%	100.0%	100.0%	100.0%

As a result of the Health Reform Law, our gross revenue by payor has experienced a shift from self-pay to Medicaid, managed Medicaid, and managed care payors in comparison to the prior year periods. The shift to Medicaid and managed Medicaid is primarily a result of Arizona’s expansion of its Medicaid program under the Health Reform Law, which became effective January 1, 2014. Additionally, we have benefited from individuals enrolling in Exchanges in our markets, as well as from improvements in employment and other economic factors in the markets we serve.

The following table provides the sources of our hospitals’ net patient revenue by payor before the provision for bad debts:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Medicare	19.0%	20.3%	19.8%	20.6%
Managed Medicare	10.2	10.1	10.3	10.1
Medicaid and managed Medicaid	12.3	13.4	12.6	12.7
Managed care and other	43.7	40.9	42.6	39.5
Self-pay	14.8	15.3	14.7	17.1

Total	100.0%	100.0%	100.0%	100.0%

Net patient revenue per adjusted admission, which includes the impact of the provision for bad debts, increased 2.4% and 1.0% for the quarter and nine months ended June 30, 2015, respectively, both compared to the same prior year periods.

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

Premium, Service and Other Revenue

Premium, service and other revenue generated by Health Choice, our managed care operations, represented 30.8% and 31.3% of our total revenue for the quarter and nine months ended June 30, 2015, respectively, compared to 28.2% and 27.1% in the same prior year periods.

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

One notable provision of the Health Reform Law is the annual health insurer fee (“HIF”) that applies to most health plans, including commercial health plans and Medicaid managed care plans like Health Choice. While characterized as a “fee” in the text of the Health Reform Law, the intent of Congress was to impose a broad based health insurance industry excise tax, with the understanding that the tax could be passed on to consumers, most likely through higher commercial insurance premiums. However, because Medicaid is a government-funded program, Medicaid health plans have no alternative but to look to their respective state partners for payment to offset the impact of this tax. Arizona has agreed to reimburse all of the managed Medicaid plans for the economic impact of this fee. In addition to the reimbursement of the fee, the state of Arizona has agreed to reimburse insurers for the impact resulting from these fees being treated as non-deductible for income tax purposes. For the quarter and nine months ended June 30, 2015, we recognized expense for the HIF totaling $2.9 million and $8.8 million, respectively, which was offset by expected reimbursement from the state of Arizona of $3.9 million and $11.5 million, respectively.

Other Industry Items Impacting Our Company

The following section discusses updates to recent trends included in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2014, that we believe are significant factors in our current and/or future operating results and cash flows. Certain of these trends apply to the entire acute care hospital and managed care industries, while others may apply to us more specifically. These trends could be short-term in nature or could require long-term attention and resources. While these trends may involve certain factors that are outside of our control, the extent to which these trends affect our hospitals and health plan operations and our ability to manage the impact of these trends play vital roles in our current and future success. In many cases, we are unable to predict what impact, if any, these trends will have on us.

The Impact of Health Reform

We believe that the Health Reform Law, which has expanded healthcare coverage through the growth of Exchanges, private sector coverage and expanded Medicaid coverage has, since its implementation, reduced the level of uncompensated care we provide to uninsured individuals. In its June 2015 King v. Burwell decision, the U.S. Supreme Court settled a significant challenge to the Health Reform Law’s effectiveness in reducing the number of uninsured individuals. The Court upheld the current subsidy model, which makes premium subsidies available for health insurance policies purchased through both state and federally-operated Exchanges. The benefits realized from expanded healthcare coverage under the Health Reform Law have generally offset the reductions required by the law in the growth in Medicare payments and the decreases in disproportionate share hospital (“DSH”) payments, which have adversely affected our government reimbursement. While we anticipate these trends will continue, because of the many variables, including the law’s complexity, continued delays or exceptions to employer mandates, possible amendments or changes, the possibility of future court challenges to the law and possible reductions in funding by Congress and future reductions in Medicare and Medicaid reimbursement, the long-term effect of the Health Reform Law on our Company, including how individuals and businesses will respond to the new choices and obligations, is not yet fully known. We cannot predict the impact on our Company of these continuing developments with respect to the Health Reform Law.

State Medicaid Budgets

In recent years, the states in which we operate experienced budget constraints as a result of increased costs and lower than expected tax collections. Health and human services programs, including Medicaid and similar programs, represent a significant portion of state budgets. In previous years, the states in which we operate responded to these budget concerns by decreasing funding for Medicaid and other healthcare programs, or by making structural changes that resulted in a reduction in hospital reimbursement and by imposing more restrictive Medicaid eligibility requirements. In addition, many states have received waivers from CMS in order to implement or expand managed Medicaid programs. If additional Medicaid program changes are implemented in the future in the states in which we operate, our revenue and earnings could be significantly and adversely impacted.

Texas

The Texas legislature and the Texas Health and Human Services Commission (“THHSC”) recommended expanding Medicaid managed care enrollment in the state, and in December 2011, CMS approved a five-year Medicaid waiver that: (1) allows Texas to expand its Medicaid managed care program while preserving hospital funding; (2) provides incentive payments for improvements in healthcare delivery; and (3) directs more funding to hospitals that serve large numbers of uninsured patients. All of our acute care hospitals in Texas currently receive supplemental Medicaid reimbursement, including reimbursement from programs for participating private hospitals that enter into indigent care affiliation agreements with public hospitals or county governments in the state of Texas. Under the CMS-approved programs, affiliated hospitals, including our Texas hospitals, have expanded the community healthcare safety net by providing indigent healthcare services. Revenue recognized under these Texas private supplemental Medicaid reimbursement programs for the quarters and nine months ended June 30, 2015 and 2014, was $25.0 million and $58.3 million, respectively, compared to $17.6 million and $53.6 million in the prior year periods. Under the Medicaid waiver, funds are distributed to participating hospitals based upon both the costs associated with providing care to individuals without third party coverage and the investment made to support coordinating care and quality improvements that transform the local communities’ care delivery systems. The responsibility to coordinate and develop plans that address the concerns of the local delivery care systems, including improved access, quality, cost effectiveness and coordination will be controlled primarily by government-owned public hospitals that serve the surrounding geographic areas. Complexities of the underlying methodologies in determining the funding for the state’s Medicaid supplemental reimbursement programs, along with a lack of sufficient resources at THHSC to administer the programs, has resulted in a delay in related reimbursements. As of June 30, 2015 and September 30, 2014, we had $83.1 million and $90.2 million, respectively, in receivables due to our Texas hospitals in connection with these supplemental reimbursement programs, which includes $25.3 million and $34.9 million, respectively, of amounts due under Texas Medicaid DSH. During the nine months ended June 30, 2015, we have received $79.8 million related to the receivables for Texas supplemental reimbursement programs. Subsequent to June 30, 2015, we have received an additional $30.4 million related to these receivables.

The THHSC has adopted rules to change the Texas Medicaid DSH methodology for the state’s fiscal year 2015. Texas has appropriated $140.0 million for fiscal year 2015 to stabilize and improve the Texas Medicaid DSH program, including providing rate adjustments to recognize improvements in quality of patient care, the most appropriate use of care, and patient outcomes. During the quarter and nine months ended June 30, 2015, we recognized $4.5 million and $21.6 million, respectively, in Texas Medicaid DSH revenue, compared to $7.5 million and $22.6 million in the same prior year periods.

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

Effective January 1, 2014, Arizona expanded its Medicaid program under the Health Reform Law, which includes increased eligibility for adults, children and pregnant women, and the restoration of eligibility to childless adults that had previously been eliminated. The expansion of the state’s Medicaid program under the Health Reform Law could potentially result in the addition of approximately 350,000 people to its Medicaid rolls. Primarily as a result of the Medicaid expansion, enrollment under Health Choice’s Medicaid product line increased 17.2% for the quarter ended June 30, 2015, compared to the same prior year quarter. This growth included a significant increase in newly enrolled childless adults that typically have higher medical utilization and acuity levels prior to effective management of their care. As a result, we experienced increased medical costs in the prior year periods as we began to serve this newly enrolled population. In addition, in connection with the expanded Medicaid coverage, the state implemented a provider fee assessment effective January 1, 2014, to fund a portion of the expanded eligibility related to the childless adult population. During the quarter and nine months ended June 30, 2015, we incurred $2.9 million and $7.2 million, respectively, in provider fee assessments compared to $1.3 million and $2.6 million in the same prior year periods.

Further, while the Arizona legislature approved an expansion of Medicaid in 2013 which became effective on January 1, 2014, a lawsuit filed by several state lawmakers has challenged the legality of a provider fee assessed to all providers and used to help pay for Arizona’s Medicaid expansion. The suit was dismissed by the trial court, based on a finding that the plaintiffs did not have standing to sue; however, on December 31, 2014, the Arizona Supreme Court ruled that the plaintiffs in the case had standing to sue, and the case is now moving forward in the trial court. On July 30, 2015, oral arguments were heard by the Arizona Superior Court, and the judge is expected to issue a ruling in the near term. If the legality of the provider fee used to help fund Arizona’s Medicaid expansion is successfully challenged in court, this may result in the loss of certain funding for the state’s Medicaid program, which could potentially result in changes that restrict eligibility and increase the number of uninsured individuals and adversely affecting our operations in Arizona.

Arizona’s Medicaid expansion in 2014, and Health Choice’s related increase in enrolled members and premium revenue, followed a period of several years during which AHCCCS tightened Medicaid eligibility standards in Arizona and decreased capitation rates paid to managed Medicaid contractors, reflecting state government budgetary pressures and a struggling state economy. These efforts have impacted both our acute care and managed care operations.

Uncompensated Care

While the amount of uncompensated care, including discounts to the uninsured, bad debts and charity care, we deliver to the communities we serve continues to remain high in comparison to historical levels, we have experienced declines in self-pay volume and revenue since the implementation of the Health Reform Law. During the quarter and nine months ended June 30, 2015, our uncompensated care as a percentage of acute care revenue was 20.3% and 20.4%, respectively, compared to 19.9% and 21.5% in the same prior year periods. During the quarter ended June 30, 2015, our self-pay admissions represented 5.9% of our total admissions, compared to 6.1% in the same prior year quarter. During the nine months ended June 30, 2015, our self-pay admissions represented 6.0% of our total admissions, compared to 7.1% in the same prior year period. We believe the improvement in our uncompensated care as a percentage of acute care revenue and our self-pay admissions mix can be attributed primarily to the impact of Medicaid expansion in the state of Arizona, as well as improvements in employment and other economic factors in our markets, which has resulted in lower self-pay volume and revenue for the quarter and nine months ended June 30, 2015, compared to the same prior year periods.

We anticipate uninsured volumes will continue to decline in the near future as the impact of the Health Reform Law is fully realized. However, if we were to experience growth in uninsured volume and revenue, our uncompensated care may increase and our results of operations would be adversely affected.

The percentages of our insured and uninsured net hospital receivables are summarized as follows (1):

	June 30, 2015	September 30, 2014
Insured receivables	78.1%	81.0%
Uninsured receivables	21.9	19.0

Total	100.0%	100.0%

The percentages of hospital net receivables in summarized aging categories are as follows (1):

	June 30, 2015	September 30, 2014
0 to 90 days	63.1%	63.2%
91 to 180 days	20.0	18.0
Over 180 days	16.9	18.8

Total	100.0%	100.0%

(1)	Excludes hospital receivables related to our discontinued Nevada operations.

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

Stock-based compensation. We account for stock-based compensation awards in accordance with Accounting Standards Codification (“ASC”) 718—Compensation, which requires a fair-value based method for measuring the value of stock-based compensation. Fair value is measured once at the date of grant and is not adjusted for subsequent changes. Our stock-based compensation plans include programs for stock options and restricted stock awards.

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

SELECTED OPERATING DATA

The following table sets forth certain unaudited operating data from continuing operations for each of the periods presented.

	Quarter Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Acute care operations (1)
Number of acute care hospital facilities at end of period	16	15	16	15
Licensed beds at end of period (2)	3,644	3,601	3,644	3,601
Average length of stay (days) (3)	4.9	5.0	5.0	5.0
Occupancy rates (4)	47.1%	47.8%	49.3%	48.6%
Admissions (5)	24,961	24,930	76,643	75,576
Adjusted admissions (6)	48,127	47,032	143,616	138,771
Patient days (7)	122,793	123,985	383,983	378,095
Adjusted patient days (6)	236,756	233,904	719,518	694,248
Surgeries	16,525	16,579	49,107	49,334
Emergency room visits	108,380	104,560	324,325	305,578
Net patient revenue per adjusted admission (8)	$9,962	$9,608	$9,906	$9,615

Managed care operations
Health plan lives (9)	260,200	213,000	260,200	213,000
MSO lives (10)	97,700	—	97,700	—
Accountable care network lives (11)	32,000	—	32,000	—

Total lives	389,900	213,000	389,900	213,000

Medical loss ratio (12)	87.4%	97.4%	87.4%	89.4%

(1)	Excludes the impact of our Nevada operations, which are reflected in discontinued operations.
(2)	Includes St. Luke’s Behavioral Hospital in Phoenix, Arizona.
(3)	Represents the average number of days that a patient stayed in our hospitals.
(4)	Calculated by dividing the average daily number of inpatients by the weighted-average number of beds in service.
(5)	Represents the total number of patients admitted to our hospitals that qualify for inpatient status. Management and investors use this number as a general measure of inpatient volume.
(6)	Adjusted admissions and adjusted patient days are general measures of combined inpatient and outpatient volume. We compute adjusted admissions (or adjusted patient days) by multiplying admissions (or patient days) by gross patient revenue and then dividing that number by gross inpatient revenue.
(7)	Represents the number of days our beds were occupied by inpatients over the period.
(8)	Includes the impact of the provision for bad debts as a component of revenue.
(9)	Represents total lives enrolled across all health plan product lines. Includes dual-eligible lives, which are members eligible for Medicare and Medicaid benefits, under Health Choice’s contract with CMS to provide coverage as a MAPD SNP totaling 9,700 and 8,000 as of June 30, 2015 and 2014, respectively.
(10)	Represents lives enrolled in Health Choice’s MSO that provides management and administrative services to a large national insurer’s Medicaid plan members in the Tampa and “Panhandle” regions of Florida.
(11)	Represents attributed health plan member lives from other third-party payors for which Health Choice Preferred accountable care networks manage medical care and participating providers and Health Choice share associated financial risks.
(12)	Represents medical claims expense as a percentage of premium revenue, including claims paid to our hospitals.

RESULTS OF OPERATIONS SUMMARY

Consolidated

The following table sets forth, for the periods presented, the results of our consolidated operations expressed in dollar terms and as a percentage of total revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended June 30, 2015		Quarter Ended June 30, 2014		Nine Months Ended June 30, 2015		Nine Months Ended June 30, 2014
($ in thousands):	Amount	%	Amount	%	Amount	%	Amount	%
Revenue
Acute care revenue before provision for bad debts	$563,030		$531,380		$1,668,536		$1,613,457
Less: Provision for bad debts	(88,097)		(77,130)		(258,175)		(260,249)

Acute care revenue	474,933	69.2%	454,250	71.8%	1,410,361	68.7%	1,353,208	72.9%
Premium, service and other revenue	211,361	30.8%	178,498	28.2%	642,298	31.3%	503,212	27.1%

Total revenue	686,294	100.0%	632,748	100.0%	2,052,659	100.0%	1,856,420	100.0%
Costs and expenses
Salaries and benefits	228,899	33.4%	221,446	35.0%	697,098	34.0%	664,453	35.8%
Supplies	81,505	11.9%	75,104	11.9%	241,696	11.8%	227,415	12.3%
Medical claims	172,475	25.1%	165,943	26.2%	524,506	25.6%	436,754	23.5%
Rentals and leases	19,258	2.8%	18,198	2.9%	57,055	2.8%	54,444	2.9%
Other operating expenses	124,395	18.1%	110,337	17.4%	351,362	17.1%	311,586	16.8%
Medicare and Medicaid EHR incentives	(2,035)	(0.3%)	(2,940)	(0.5%)	(7,685)	(0.4%)	(9,294)	(0.5%)
Interest expense, net	31,905	4.6%	32,267	5.1%	96,122	4.7%	98,300	5.3%
Depreciation and amortization	26,276	3.8%	23,422	3.7%	70,462	3.4%	70,648	3.8%
Management fees	1,250	0.2%	1,250	0.2%	3,750	0.2%	3,750	0.2%

Total costs and expenses	683,928	99.7%	645,027	101.9%	2,034,366	99.1%	1,858,056	100.1%
Earnings (loss) from continuing operations before gain (loss) on disposal of assets and income taxes	2,366	0.3%	(12,279)	(1.9%)	18,293	0.9%	(1,636)	(0.1%)
Gain (loss) on disposal of assets, net	20	0.0%	2,102	0.3%	(434)	(0.0%)	2,868	0.2%

Earnings (loss) from continuing operations before income taxes	2,386	0.3%	(10,177)	(1.6%)	17,859	0.9%	1,232	0.1%
Income tax expense	1,018	0.1%	1,138	0.2%	8,111	0.4%	7,387	0.4%

Net earnings (loss) from continuing operations	1,368	0.2%	(11,315)	(1.8%)	9,748	0.5%	(6,155)	(0.3%)
Earnings (loss) from discontinued operations, net of income taxes	1,084	0.2%	(6,199)	(1.0%)	(2,222)	(0.1%)	(5,786)	(0.3%)

Net earnings (loss)	2,452	0.4%	(17,514)	(2.8%)	7,526	0.4%	(11,941)	(0.6%)
Net earnings attributable to non-controlling interests	(4,164)	(0.6%)	(2,453)	(0.4%)	(9,214)	(0.4%)	(8,857)	(0.5%)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(1,712)	(0.2%)	$(19,967)	(3.2%)	$(1,688)	(0.1%)	$(20,798)	(1.1%)

Acute Care Operations

The following table and discussion sets forth, for the periods presented, the results of our acute care operations expressed in dollar terms and as a percentage of total acute care revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended June 30, 2015		Quarter Ended June 30, 2014		Nine Months Ended June 30, 2015		Nine Months Ended June 30, 2014
($ in thousands):	Amount	%	Amount	%	Amount	%	Amount	%
Acute care revenue
Acute care revenue before provision for bad debts	$563,030		$531,380		$1,668,536		$1,613,457
Less: Provision for bad debts	(88,097)		(77,130)		(258,175)		(260,249)

Acute care revenue	474,933	99.1%	454,250	99.3%	1,410,361	99.1%	1,353,208	99.4%
Revenue between segments (1)	4,520	0.9%	3,262	0.7%	12,356	0.9%	8,539	0.6%

Total acute care revenue	479,453	100.0%	457,512	100.0%	1,422,717	100.0%	1,361,747	100.0%
Costs and expenses
Salaries and benefits	215,625	45.0%	212,517	46.5%	656,791	46.2%	640,793	47.1%
Supplies	81,341	17.0%	75,034	16.4%	241,230	17.0%	227,242	16.7%
Rentals and leases	18,542	3.9%	17,750	3.9%	54,899	3.9%	53,279	3.9%
Other operating expenses	110,930	23.1%	97,278	21.3%	307,868	21.6%	283,143	20.8%
Medicare and Medicaid EHR incentives	(2,035)	(0.4%)	(2,940)	(0.6%)	(7,685)	(0.5%)	(9,294)	(0.7%)
Interest expense, net	31,905	6.7%	32,267	7.1%	96,122	6.8%	98,300	7.2%
Depreciation and amortization	25,180	5.3%	22,390	4.9%	67,264	4.7%	67,511	4.9%
Management fees	1,250	0.3%	1,250	0.3%	3,750	0.3%	3,750	0.3%

Total costs and expenses	482,738	100.7%	455,546	99.6%	1,420,239	99.8%	1,364,724	100.2%
Earnings (loss) from continuing operatoins before gain (loss) on disposal of assets and income taxes	(3,285)	(0.7%)	1,966	0.4%	2,478	0.2%	(2,977)	(0.2%)
Gain (loss) on disposal of assets, net	20	0.0%	2,102	0.5%	(434)	(0.0%)	2,868	0.2%

Earnings (loss) from continuing operations before income taxes	$(3,265)	(0.7%)	$4,068	0.9%	$2,044	0.1%	$(109)	(0.0%)

(1)	Revenue between segments is eliminated in our consolidated results.

Quarters Ended June 30, 2015 and 2014

Total acute care revenue — Total acute care revenue for the quarter ended June 30, 2015, was $479.5 million, an increase of $21.9 million or 4.8% compared to $457.5 million in the same prior year quarter. The increase in total acute care revenue during the quarter ended June 30, 2015, is comprised primarily of an increase in adjusted admissions of 2.3% and an increase in net patient revenue per adjusted admission of 2.4%, both compared to the same prior year quarter.

Net adjustments to estimated third-party payor settlements, also known as prior year contractuals, resulted in an increase in total acute care revenue for the quarters ended June 30, 2015 and 2014, of $1.9 million and $0.5 million, respectively.

Salaries and benefits — Salaries and benefits expense for the quarter ended June 30, 2015, was $215.6 million, or 45.0% of total acute care revenue, compared to $212.5 million, or 46.5% of total acute care revenue in the same prior year quarter. Excluding the impact of stock-based compensation, salaries and benefits expense as a percentage of total acute care revenue was 44.7% for the quarter ended June 30, 2015, compared to 45.2% in the same prior year quarter. The improvement in our salaries and benefits expense as a percentage of total acute care revenue, excluding the impact of stock-based compensation, is the result of leveraging our growth in total acute care revenue compared to the prior year.

Supplies — Supplies expense for the quarter ended June 30, 2015, was $81.3 million, or 17.0% of total acute care revenue, compared to $75.0 million, or 16.4% of total acute care revenue in the same prior year quarter. The increase in supplies expense as a percentage of total acute care revenue is primarily attributable to an increase in implant costs associated with the growth in certain cardiac and orthopedic surgical procedures, as well as an increase in drug costs.

Other operating expenses — Other operating expenses for the quarter ended June 30, 2015, were $110.9 million, or 23.1% of total acute care revenue, compared to $97.3 million, or 21.3% of total acute care revenue in the same prior year quarter. Excluding expenses related to our supplemental Medicaid reimbursement programs in Texas, other operating expenses as a percentage of total revenue were 21.4% for the quarter ended June 30, 2015, compared to 20.0% in the same prior year quarter. This increase in other operating expenses as a percentage of total acute care revenue is due primarily to $5.9 million in non-recurring costs associated with certain legal settlements, our parent company’s ongoing initial public offering process and the recent restatement of prior period financial statements.

Nine Months Ended June 30, 2015 and 2014

Total acute care revenue — Total acute care revenue for the nine months ended June 30, 2015, was $1.42 billion, an increase of $61.0 million or 4.5% compared to $1.36 billion in the same prior year period. The increase in total acute care revenue during the nine months ended June 30, 2015, is comprised primarily of an increase in adjusted admissions of 3.5% and an increase in net patient revenue per adjusted admission of 1.0%.

Net adjustments to estimated third-party payor settlements, also known as prior year contractuals, resulted in an increase in total acute care revenue of $4.0 million and $4.7 million for the nine months ended June 30, 2015 and 2014, respectively.

Salaries and benefits — Salaries and benefits expense for the nine months ended June 30, 2015, was $656.8 million, or 46.2% of total acute care revenue, compared to $640.8 million, or 47.1% of total acute care revenue in the same prior year period. Excluding the impact of stock-based compensation, salaries and benefits expense as a percentage of total acute care revenue was 45.8% for the nine months ended June 30, 2015, compared to 46.3% in the same prior year period. The improvement in our salaries and benefits expense as a percentage of total acute care revenue, excluding the impact of stock-based compensation, is the result of the implementation of labor cost reduction initiatives and leveraging our growth in total acute care revenue.

Supplies — Supplies expense for the nine months ended June 30, 2015, was $241.2 million, or 17.0% of total acute care revenue, compared to $227.2 million, or 16.7% of total acute care revenue in the same prior year period. The increase in supplies expense as a percentage of total acute care revenue is primarily attributable to an increase in implant costs associated with the growth in certain cardiac and orthopedic surgical procedures, as well as an increase in drug costs.

Other operating expenses — Other operating expenses for the nine months ended June 30, 2015, were $307.9 million, or 21.6% of total acute care revenue, compared to $283.1 million, or 20.8% of total acute care revenue in the same prior year period. Excluding expenses related to our supplemental Medicaid reimbursement programs in Texas, other operating expenses as a percentage of total revenue were 20.0% for the nine months ended June 30, 2015, compared to 19.5% in the same prior year period. This increase in other operating expenses as a percentage of total acute care revenue is due primarily to $7.6 million in non-recurring costs associated with certain legal settlements, our parent company’s ongoing initial public offering process and the recent restatement of prior period financial statements.

Managed Care Operations

The following table and discussion sets forth, for the periods presented, the results of our managed care operations expressed in dollar terms and as a percentage of premium, service and other revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended June 30, 2015		Quarter Ended June 30, 2014		Nine Months Ended June 30, 2015		Nine Months Ended June 30, 2014
($ in thousands):	Amount	%	Amount	%	Amount	%	Amount	%
Premium, service and other revenue
Premium revenue	$202,486	95.8%	$173,718	97.3%	$614,110	95.6%	$498,126	99.0%
Service and other revenue	8,875	4.2%	4,780	2.7%	28,188	4.4%	5,086	1.0%

Premium, service and other revenue	211,361	100.0%	178,498	100.0%	642,298	100.0%	503,212	100.0%
Costs and expenses
Salaries and benefits	13,274	6.3%	8,929	5.0%	40,307	6.3%	23,660	4.7%
Supplies	164	0.1%	70	0.0%	466	0.1%	173	0.0%
Medical claims (1)	176,995	83.7%	169,205	94.8%	536,862	83.6%	445,293	88.5%
Rentals and leases	716	0.3%	448	0.3%	2,156	0.3%	1,165	0.2%
Other operating expenses	13,465	6.4%	13,059	7.3%	43,494	6.8%	28,443	5.7%
Depreciation and amortization	1,096	0.5%	1,032	0.6%	3,198	0.5%	3,137	0.6%

Total costs and expenses	205,710	97.3%	192,743	108.0%	626,483	97.5%	501,871	99.7%

Earnings (loss) before income taxes	$5,651	2.7%	$(14,245)	(8.0%)	$15,815	2.5%	$1,341	0.3%

(1)	Medical claims paid to our hospitals of $4.5 million and $3.3 million for the quarters ended June 30, 2015 and 2014, respectively, and $12.4 million and $8.5 million for the nine months ended June 30, 2015 and 2014, respectively, are eliminated in our consolidated results.

Quarters Ended June 30, 2015 and 2014

Premium revenue — Premium revenue was $202.5 million for the quarter ended June 30, 2015, an increase of $28.8 million or 16.6%, compared to $173.7 million in the same prior year quarter. The increase in premium revenue is driven by membership growth in all of our health plan product lines. For the quarter ended June 30, 2015, total health plan lives served across all product lines increased 83.1% compared to the same prior year quarter. For the quarter ended June 30, 2015, enrollment in our Medicare and Medicaid health plan product lines increased 21.5% and 18.4%, respectively, compared to the same prior year quarter. Premium revenue for our managed Medicaid product line continues to be favorably impacted by the state of Arizona’s expansion of the Medicaid program in connection with the Health Reform Law. For the quarter ended June 30, 2015, premium revenue on a per member per month basis for our health plan products decreased 2.6% compared to the same prior year quarter, primarily as a result of changes in member mix.

Service and other revenue — Service and other revenue was $8.9 million for the quarter ended June 30, 2015, an increase of $4.1 million or 85.4%, compared to $4.8 million in the same prior year quarter. This increase was primarily driven by our MSO subsidiary, which began operations on June 1, 2014.

Salaries and benefits — Salaries and benefits expense for the quarter ended June 30, 2015, was $13.3 million, or 6.3% of premium, service and other revenue, compared to $8.9 million, or 5.0% of premium, service and other revenue in the same prior year quarter. Salaries and benefits expense in the quarter ended June 30, 2015, compared to the same prior year quarter, has been impacted by additional employees associated with our new MSO subsidiary, which began operations on June 1, 2014.

Medical claims — Prior to eliminations, medical claims expense was $177.0 million for the quarter ended June 30, 2015, compared to $169.2 million in the same prior year quarter. Medical claims expense as a percentage of premium revenue (“medical loss ratio” or “MLR”) related to our health plan products was 87.4% for the quarter ended June 30, 2015, compared to 97.4% in the same prior year quarter. The MLR for the quarter ended June 30, 2014, included increased medical costs associated with newly enrolled childless adult members resulting from the expansion of Arizona’s Medicaid program effective January 1, 2014. This newly enrolled population typically experiences more frequent medical utilization and higher acuity levels prior to effective management of their care. The reduced MLR for the quarter ended June 30, 2015, reflects the impact of effectively managing the care of these newly enrolled members.

Other operating expenses — Other operating expenses for the quarter ended June 30, 2015, were $13.5 million, or 6.4% of premium, service and other revenue, compared to $13.1 million, or 7.3% of premium, service and other revenue in the same prior year quarter. The improvement in our other operating expenses as a percentage of premium, service and other revenue is the result of the growth in total revenue of our managed care operations.

Nine Months Ended June 30, 2015 and 2014

Premium revenue — Premium revenue was $614.1 million for the nine months ended June 30, 2015, an increase of $116.0 million or 23.3%, compared to $498.1 million in the same prior year period. The increase in premium revenue is driven by membership growth in all of our health plan product lines. For the nine months ended June 30, 2015, total lives served across all product lines increased 83.1% compared to the same prior year period. For the nine months ended June 30, 2015, enrollment in our Medicare and Medicaid product lines increased 23.2% and 14.1%, respectively, compared to the same prior year period. Premium revenue for our Medicaid product line has been favorably impacted by the expansion of the Medicaid program in connection with the Health Reform Law. For the nine months ended June 30, 2015, premium revenue on a per member per month basis for our health plan products increased 2.4% compared to the same prior year period.

Service and other revenue — Service and other revenue was $28.2 million for the nine months ended June 30, 2015, compared to $5.1 million in the same prior year period. This increase was primarily driven by our MSO subsidiary, which began operations on June 1, 2014. We also recognized $11.5 million of revenue related to the HIF assessed in connection with the Health Reform Law, compared to $3.9 million in the same prior year period.

Salaries and benefits — Salaries and benefits expense for the nine months ended June 30, 2015, was $40.3 million, or 6.3% of premium, service and other revenue, compared to $23.7 million, or 4.7% of premium, service and other revenue in the same prior year period. Salaries and benefits in the nine months ended June 30, 2015, compared to the same prior year period has been impacted by additional employees associated with our new MSO subsidiary, which began operations on June 1, 2014.

Medical claims — Prior to eliminations, medical claims expense was $536.9 million for the nine months ended June 30, 2015, compared to $445.3 million in the same prior year period. Medical claims expense as a percentage of premium revenue or MLR related to our health plan products was 87.4% for the nine months ended June 30, 2015, compared to 89.4% in the same prior year period. The MLR for the nine months ended June 30, 2015, included increased medical costs associated with newly enrolled childless adult members resulting from the expansion of Arizona’s Medicaid program effective January 1, 2014. This newly enrolled population typically experiences more frequent medical utilization and higher acuity levels prior to effective management of their care. The reduced MLR for the nine months ended June 30, 2015, reflects the impact of effectively managing the care of these newly enrolled members.

Other operating expenses — Other operating expenses for the nine months ended June 30, 2015, were $43.5 million, or 6.8% of premium, service and other revenue, compared to $28.4 million, or 5.7% of premium, service and other revenue in the same prior year period. Other operating expenses for the nine months ended June 30, 2015, included the impact of $8.8 million in incremental HIF-related expenses and a $1.7 million increase in business development costs compared to the same prior year period.

LIQUIDITY AND CAPITAL RESOURCES

Overview of Cash Flow Activities for the Nine Months Ended June 30, 2015 and 2014

Our cash flows are summarized as follows (in thousands):

	Nine Months Ended June 30,
	2015	2014
Cash flows from operating activities	$60,008	$(10,544)
Cash flows from investing activities	$(76,427)	$(84,100)
Cash flows from financing activities	$(17,131)	$(25,844)

Operating Activities

Cash flows provided by operating activities were $60.0 million for the nine months ended June 30, 2015, compared to cash flows used in operating activities of $10.5 million in the same prior year period. The prior year cash flows from operating activities were impacted by the payment of $22.3 million in income taxes, transaction fees and other costs associated with the sale-leaseback of certain real estate, along with delays in certain Texas supplemental reimbursement. During the first nine months of fiscal 2015, we have collected $79.8 million in receivables related to the Texas Medicaid supplemental reimbursement programs. Subsequent to June 30, 2015, we have received an additional $30.4 million related to these receivables.

At June 30, 2015, we had $526.6 million in net working capital, compared to $529.1 million at September 30, 2014, both excluding assets and liabilities held for sale. Net accounts receivable increased $16.5 million to $322.2 million at June 30, 2015, from $305.7 million at September 30, 2014. Our days revenue in accounts receivable at June 30, 2015, were 54, compared to 55 at September 30, 2014 and 54 at June 30, 2014.

Investing Activities

Cash flows used in investing activities were $76.4 million for the nine months ended June 30, 2015, compared to $84.1 million in the same prior year period. Purchases of property and equipment for the nine months ended June 30, 2015, were $106.6 million, which includes $28.0 million related to the construction of a new greenfield hospital campus in Lehi, Utah, compared to $76.1 million in the same prior year period. Also included in the first nine months of fiscal 2015 are $42.6 million in proceeds received from the sale of our Nevada operations.

Financing Activities

Cash flows used in financing activities were $17.1 million for the nine months ended June 30, 2015, compared to $25.8 million in the same prior year period. The nine months ended June 30, 2014, included distributions to non-controlling interest holders of $6.4 million associated with the sale-leaseback of certain hospital real estate.

Capital Resources

As of June 30, 2015, we had the following debt arrangements:

•	up to $1.325 billion senior secured credit facilities; and

•	$849.9 million in 8.375% senior notes due 2019

At June 30, 2015, amounts outstanding under our senior secured credit facilities consisted of $981.9 million in term loans. In addition, we had $83.7 million in letters of credit outstanding under the revolving credit facility. The weighted average interest rate of outstanding borrowings under the senior secured credit facilities was 4.5% for both the quarters and the nine month periods ended June 30, 2015 and 2014.

$1.325 Billion Senior Secured Credit Facilities

We are a party to a senior credit agreement (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement provides for senior secured financing of up to $1.325 billion consisting of (1) a $1.025 billion senior secured term loan facility maturing in May 2018 and (2) a $300.0 million senior secured revolving credit facility maturing in May 2016, of which up to

$150.0 million may be utilized for the issuance of letters of credit (together, the “Senior Secured Credit Facilities”). Principal under the senior secured term loan facility is due in consecutive equal quarterly installments in an aggregate annual amount equal to 1% of the principal amount of $1.007 billion outstanding as of the effective date of a repricing amendment, with the remaining balance due upon maturity of the senior secured term loan facility. The senior secured revolving credit facility does not require principal installment payments prior to maturity. On September 12, 2014, the Amended and Restated Credit Agreement was amended to, among other things, extend the deadline by which we must reinvest the proceeds of certain asset sales from 12 months to 24 months.

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

The Senior Secured Credit Facilities are unconditionally guaranteed by IAS and certain of our subsidiaries (collectively, the “Credit Facility Guarantors”) and are required to be guaranteed by all of our future material wholly owned subsidiaries, subject to certain exceptions. All obligations under the Amended and Restated Credit Agreement are secured, subject to certain exceptions, by substantially all of our assets and the assets of the Credit Facility Guarantors, including (1) a pledge of 100% of our equity interests and those of the Credit Facility Guarantors, (2) mortgage liens on all of our material real property and that of the Credit Facility Guarantors, and (3) all proceeds of the foregoing.

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

On October 31, 2014, the Issuers completed an offer to purchase up to $210.0 million aggregate principal amount of its outstanding Senior Notes. The Issuers were required to make the offer to purchase under the terms of the Indenture governing the Senior Notes using excess proceeds from certain asset dispositions. The offer to purchase was made at a price equal to 100% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest, to but excluding the redemption date. Holders validly tendered $0.1 million in aggregate principal amount of the Senior Notes, all of which were accepted by the Issuers. We made payment to settle all validly tendered Senior Notes on November 6, 2014. At June 30, 2015, the outstanding principal balance of the Senior Notes was $849.9 million.

The Senior Notes bear interest at a rate of 8.375% per annum, payable semi-annually, in cash in arrears, on May 15 and November 15 of each year.

We may redeem the Senior Notes in whole or in part, at any time on or after the dates set forth below, for the redemption prices set forth below, plus accrued and unpaid interest and special interest, if any, to but excluding the redemption date, subject to compliance with certain conditions. Each subsequent year the redemption price declines 2.093 percentage points until 2017, and thereafter, at which point the redemption price is equal to 100% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest and special interest, if any, to but excluding the redemption date.

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

Other

We executed interest rate swaps with Citibank, N.A. (“Citibank”) and Barclays Bank PLC (“Barclays”), as counterparties, with notional amounts totaling $350.0 million, of which $50.0 million expired on September 30, 2014. The remaining agreements were effective March 28, 2013 and expire September 30, 2015 and September 30, 2016. Under these remaining agreements, we are required to make quarterly fixed rate payments to the counterparties at annual rates ranging from 1.9% to 2.2%. The counterparties are obligated to make quarterly floating rate payments to us based on the three-month LIBOR rate, each subject to a floor of 1.25%. The interest rate swaps outstanding at June 30, 2015 are as follows:

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

Capital Expenditures

We plan to finance our proposed capital expenditures with cash generated from operations, borrowings under our Senior Secured Credit Facilities and other capital sources that may become available. We expect our capital expenditures for fiscal 2015 to be $130 million to $140 million, including the following significant expenditures:

•	$65 million to $70 million for growth and new business projects, including approximately $28.0 million which has been expended related to our new hospital campus, Mountain Point Medical Center, in Lehi, Utah which opened in June 2015;

•	$45 million to $50 million in replacement or maintenance related projects at our hospitals; and

•	$20 million in hardware and software costs related to information systems projects, including healthcare IT stimulus initiatives.

Liquidity

We rely on cash generated from our operations as our primary source of liquidity, as well as available credit facilities, project and bank financings and the issuance of long-term debt. From time to time, we have also utilized operating lease transactions that are sometimes referred to as off-balance sheet arrangements. We expect that our future funding for working capital needs, capital expenditures, long-term debt repayments and other financing activities will continue to be provided from some or all of these sources. Each of our existing and projected sources of cash is impacted by operational and financial risks that influence the overall amount of cash generated and the capital available to us. For example, cash generated by our business operations may be impacted by, among other things, economic downturns, federal and state budget initiatives, weather-related catastrophes and adverse industry conditions. Our future liquidity will be impacted by our ability to access capital markets, which may be restricted due to our credit ratings, general market conditions, leverage capacity and by existing or future debt agreements. For a further discussion of risks that can impact our liquidity, see our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2014 and as amended and restated in Item 1A. “Risk Factors” included in our Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2014, as filed with the SEC on May 15, 2015.

Including available cash at June 30, 2015, we have available liquidity as follows (in millions):

Cash and cash equivalents	$307.6
Available capacity under our senior secured revolving credit facility	216.3

Net available liquidity at June 30, 2015	$523.9

Net available liquidity assumes 100% participation from all lenders currently committed under our senior secured revolving credit facility. In addition to our available liquidity, we expect to generate sufficient operating cash flows in fiscal 2015. We also intend to utilize proceeds from our financing activities as needed.

Based upon our current level of operations and anticipated growth, we currently believe we have sufficient liquidity to meet our cash requirements over the short-term (next 12 months) and over the next three years. In evaluating the sufficiency of our liquidity for both the short-term and long-term, we have considered the expected cash flow to be generated by our operations, cash on hand and the available borrowings under our Senior Secured Credit Facilities, compared to our anticipated cash requirements for debt service, working capital, capital expenditures and the payment of taxes, as well as funding requirements for long-term liabilities.

We are unable at this time to extend our evaluation of the sufficiency of our liquidity beyond three years. We cannot assure you, however, that our operating performance will generate sufficient cash flow from operations or that future borrowings will be available under our Senior Secured Credit Facilities, or otherwise, to enable us to grow our business, service our indebtedness, or make anticipated capital expenditures and tax payments. For more information, see our risk factors detailed in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2014, and as amended and restated in Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2014, as filed with the SEC on May 15, 2015.

One element of our business strategy is to selectively pursue acquisitions and strategic alliances in existing and new markets. Any acquisitions or strategic alliances may result in the incurrence, or assumption by us, of additional indebtedness. We continually assess our capital needs and may seek additional financing, including debt or equity as considered necessary to fund capital expenditures and potential acquisitions or for other corporate purposes. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. For more information, see our risk factors detailed in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2014, and as amended and restated in Item 1A. “Risk Factors” included in our Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2014, as filed with the SEC on May 15, 2015.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We do not, however, hold or issue financial instruments or derivatives for trading or speculative purposes. At June 30, 2015, the following components of our Senior Secured Credit Facilities bear interest at variable rates at specified margins above either the agent bank’s alternate base rate or the LIBOR rate: (i) a $1.025 billion, seven-year term loan; and (ii) a $300.0 million, five-year revolving credit facility. As of June 30, 2015, we had outstanding variable rate debt of $981.9 million.

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

We currently believe we have adequate liquidity to fund operations as noted above through the generation of operating cash flows, cash on hand and access to our senior secured revolving credit facility. Our ability to borrow funds under our senior secured revolving credit facility is subject to, among other things, the financial viability of the participating financial institutions. While we do not anticipate any of our current lenders defaulting on their obligations, we are unable to provide assurance that any particular lender will not default at a future date.

Item 4. Controls and Procedures

Evaluations of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports.

Remediation of Material Weakness

In connection with the restatement of our consolidated financial statements with respect to the third and fourth fiscal quarters of our 2014 fiscal year and the first quarter of the 2015 fiscal year, our Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, identified a material weakness in the internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. For these periods, our management identified a lack of sufficient controls regarding appropriate segregation of duties with respect to our managed care business’ accounting for estimated program settlements under our largest state managed Medicaid contract. A lack of appropriate segregation of duties occurred because the managed care division finance employee charged with reviewing journal entries with respect to such program settlements also prepared the related supporting schedules.

In light of this deficiency, the Company has devoted significant efforts and resources to the remediation and improvement of its internal controls. The following are among the changes implemented by the Company since identification of this deficiency: (1) adoption of additional levels of corporate oversight to ensure that the preparation of supporting schedules with respect to these program settlement estimates and review of the related journal entries are undertaken by separate individuals; (2) adding levels of substantive review with respect to such estimated program settlements; and (3) providing additional training and education for, and increasing communication among, corporate finance and managed care finance division employees involved in the reporting of such program settlement estimates. We have conducted testing of the design and operating effectiveness of our remediation efforts in this area. We believe that the controls that we have implemented have remediated this material weakness in our internal control over financial reporting. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to supplement or modify certain of the remediation efforts described above.

Changes in Internal Control Over Financial Reporting

Except as described above, during the period covered by this report, there have been no changes in our internal controls that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We have reached an agreement in principle with the U.S. Department of Justice (“DOJ”) and the Office of Inspector General of the U.S. Department of Health and Human Services (“OIG”) to fully resolve an investigation regarding propriety of Medicare coverage and reimbursement for certain of our hospitals’ Medicare claims for implantable cardioverter defibrillator (“ICD”) procedures. The government’s investigation was part of a nationwide investigation of numerous hospital operators regarding the necessity of, and billing for, implantation of certain ICD-related procedures. We deny allegations with respect to our hospitals’ practices in this area and the settlement is not an admission of liability. We, the DOJ and the OIG are in the process of documenting the final settlement agreement, which we expect will require a settlement payment of an amount that is immaterial to our financial results.

Item 1A. Risk Factors

Reference is made to the factors set forth under the caption “Forward-Looking Statements” in Part I, Item 2 of this Form 10-Q and other risk factors described in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2014, as amended and restated in our Form 10-Q/A for the quarterly period ended December 31, 2014, which are incorporated herein by reference. There have not been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2014, as amended and restated in our Form 10-Q/A for the quarterly period ended December 31, 2014.

Item 6. Exhibits

(a)	List of Exhibits:

Exhibits: See the Index to Exhibits at the end of this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IASIS HEALTHCARE LLC

Date: August 14, 2015	By:	/s/ John M. Doyle
John M. Doyle
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from our quarterly report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 14, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated balance sheets at June 30, 2015 and September 30, 2014, (ii) the condensed consolidated statements of operations for the quarters and nine months ended June 30, 2015 and 2014, (iii) the condensed consolidated statements of comprehensive income (loss) for the quarters and nine months ended June 30, 2015 and 2014, (iv) the condensed consolidated statement of equity, (v) the condensed consolidated statements of cash flows for the nine months ended June 30, 2015 and 2014, and (vi) the notes to the condensed consolidated financial statements (tagged as blocks of text). (1)

(1)	The XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.