Form 10-K
period 2015-09-30
IASIS Healthcare LLC
filed 2015-12-22
CIK 1294632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

As of December 21, 2015, 100% of the registrant’s common interests outstanding (all of which are privately owned and are not traded on any public market) were owned by IASIS Healthcare Corporation, its sole member.

CERTAIN TERMS

In this Annual Report on Form 10-K (this “Report”), unless otherwise stated or indicated by context, references to the “Company,” “IASIS,” “we,” “our” or “us” refer to IASIS Healthcare LLC and its affiliates. Unless the context otherwise implies, the term “affiliates” means direct and indirect subsidiaries of IASIS Healthcare LLC and partnerships and joint ventures in which such subsidiaries are partners. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of IASIS and the term “employees” refers to employees of affiliates of IASIS. Our parent company, IASIS Healthcare Corporation (“IAS”), is our sole member.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this Report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which involve risks and uncertainties. Forward-looking statements include all statements that do not relate solely to historical or current facts, and you can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “projects,” “continue,” “initiative,” or “anticipates” or similar expressions that concern our prospects, objectives, strategies, plans or intentions. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those expected. While we believe our assumptions are reasonable, these assumptions are inherently subject to significant regulatory, economic and competitive uncertainties and contingencies, which are difficult or impossible to predict accurately and may be beyond the control of the Company. These factors include, but are not limited to:

•	the effects of changes in governmental healthcare programs, principally Medicare, Medicaid and other federal healthcare programs, including limitations or reductions of levels of payments that our hospitals receive under such programs;

•	the effects related to implementation or possible amendment of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”), the possible enactment of additional federal or state healthcare reforms and the outcome of court challenges to such laws and other federal, state or local laws or regulations affecting the healthcare industry;

•	our Health Choice managed care business’ ability to effectively manage costs of care, maintain its governmental contracts and achieve its service line expansion strategies;

•	the effects of a shift in volume or payor mix from commercial managed care payors to self-pay and Medicaid;

•	increases in the amount, and risk of collectability, of uninsured accounts and deductibles and copayment amounts for insured accounts;

•	a reduction in or withholding of government-sponsored supplemental payments to our hospitals;

•	the effects of any inability to retain and negotiate reasonable contracts with managed care plans or if insured patients switch from traditional commercial insurance plans to exchange plans;

•	consolidation among manage care organizations, which may reduce our ability to negotiate favorable contracts with such payors;

•	industry trends towards value-based purchasing and narrow networks and related competitive challenges to our hospitals;

•	possible changes in the Medicare, Medicaid and other state programs, including Medicaid supplemental reimbursement programs or waiver programs, that may impact reimbursement to healthcare providers and insurers;

i

•	controls imposed by Medicare and third-party payors to reduce admissions and length of stay, which negatively impact healthcare provider reimbursement;

•	competition to attract and retain quality physicians, nurses, technicians and other personnel;

•	the generally competitive nature of the healthcare industry;

•	the possibility of health pandemics and the related impacts on our operations and financial results;

•	a failure of our information systems or breach of our cybersecurity protections;

•	the costs and operational challenges associated with information technology and medical equipment upgrades;

•	challenges associated with the implementation of electronic health records (“EHRs”) and coding systems;

•	compliance with extensive healthcare industry laws, regulations and investigations, including those with respect to patient privacy and physician-owned hospitals;

•	reliance upon services provided by third-party vendors;

•	the effects of local or national economic downturns on our business lines;

•	risks associated with our acquisition and development strategy, including liabilities assumed in acquisitions of facilities and physician practices and our need to effectively integrate acquired companies into our existing operations;

•	increased lease rates and amended lease terms at certain of our facilities in connection with sale-leaseback transactions;

•	risks associated with environmental, health and safety laws;

•	risks associated with labor laws;

•	potential adverse accounting impacts associated with goodwill carrying value;

•	our dependence upon the services of key executive management personnel;

•	our ability to maintain adequate internal controls over our financial and management systems;

•	risks related to our indebtedness and capital structure; and

•	other risk factors described in this Report.

Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Any forward-looking statement that we make in this Report speaks only as of the date of such statement, and we undertake no obligation to update any forward-looking statements or to publicly announce the results of any revisions to any of those statements to reflect future events or developments. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless specifically expressed as such, and should only be viewed as historical data.

ii

iii

IASIS HEALTHCARE LLC

PART I

Item 1.	Business.

Our Company

We are a healthcare services company headquartered in Franklin, Tennessee delivering high-quality, cost-effective healthcare through a broad and differentiated set of capabilities and assets that includes acute care hospitals with related patient access points, and a diversified managed care risk platform (“risk platform”). Our business model is centered on deploying our acute care expertise and risk platform, either separately or on an integrated basis, to manage population health, integrate the delivery and payment of healthcare services and ultimately expand our total market opportunities within our existing and new geographic markets. Our Company is comprised of our acute care operations, which include 17 acute care hospitals, one behavioral health hospital and multiple other access points, including 148 physician clinics, multiple outpatient surgical units, imaging centers, and investments in urgent care centers and on-site employer-based clinics, and our diversified and growing risk platform, Health Choice and its affiliated entities (“Health Choice”). Through Health Choice, we operate managed Medicaid and Medicare health plans, health insurance exchange (“Exchange”) plans, a management services organization (“MSO”) that provides management and administrative services to third-party insurers, as well as accountable care organization (“ACO”) networks consisting of our acute care facilities and affiliated physicians. We are a limited liability company organized under Delaware law following a reorganization with our predecessor company, which was founded in 1998.

Our business strategy and geographic market focus are designed to capitalize on the transition towards value-based care, the expansion of integrated healthcare delivery models, growth in managed care in government-sponsored health insurance programs, the growing need for cost-effective healthcare delivery models and the consolidation of physician groups and health systems. We believe that the growth of value-based care programs is accelerating and providers will assume increasing financial risk for the quality of care they deliver. We also believe traditional fee-for-service (“FFS”) reimbursement will become less prominent over time as the regulatory and business environment incentivizes better patient outcomes and increased cost efficiency. The nature of our presence in our existing geographic markets, and how we have leveraged our delivery and risk platform in multiple markets, are reflective of our business strategy and are discussed briefly as follows.

•	Utah: We have built on the strength of our facility assets and physician relationships to expand our delivery and risk platform. Our integrated delivery network includes five acute care hospital campuses in the Salt Lake City metropolitan area, each supported by a diverse ambulatory footprint, including a new expandable inpatient and outpatient healthcare campus in fast-growing Lehi, Utah, that opened in June 2015. Our growing Health Choice presence includes a managed Medicaid health plan with 16,300 lives as of September 30, 2015 and an accountable care network, Health Choice Preferred ACO Utah, with 3,200 attributed lives and 1,000 aligned physicians as of September 30, 2015.

•	Arizona: Our risk platform, Health Choice, which is headquartered in Phoenix, Arizona, continues to grow. As of September 30, 2015, its core health plan business manages 251,400 total Medicaid and dual Medicare and Medicaid eligible lives (“Duals”) state-wide. On October 1, 2015, Health Choice, together with the Northern Arizona Behavioral Health Authority (“NARBHA”), a joint venture partner, began operating an integrated acute and behavioral health plan in Northern Arizona. The joint venture, Health Choice Integrated Care LLC (our “Northern Arizona joint venture”), provides standalone behavioral health benefits for 227,800 plan members in Northern Arizona, and acute and behavioral care on an integrated basis for 5,600 members who are seriously mentally ill, as of October 1, 2015. As of September 30, 2015, we served 5,400 covered lives under our Exchange plan in Arizona, which predominantly serves the Phoenix market. Giving effect to our northern Arizona integrated acute and behavioral health joint venture, and including health plan lives managed through our Health Choice Preferred ACO networks and Health Choice MSO, Health Choice managed 634,600 lives in total as of October 1, 2015.

We have leveraged our delivery assets in conjunction with Health Choice’s risk platform to develop an accountable care network with 49,300 attributed lives and 1,100 aligned physicians as of September 30, 2015. Our delivery assets located in the cities of Phoenix and Mesa are core to our local accountable care network and include three acute care hospitals and a full-service, high-acuity behavioral health hospital, a growing number of patient access points and an employed physician group.

•

Texas: We have developed a diverse healthcare delivery presence through acute care hospitals in Odessa, San Antonio, Houston, Port Arthur, Beaumont and Texarkana, 56 physician clinic sites, multiple outpatient access points, employed physician groups and additional satellite campuses or related facilities in Odessa, Beaumont, Houston and Hope, Arkansas. Our strategic focus throughout our Texas market centers on integration of our hospitals and physician operations through developing a more extensive network of primary care physicians, the expansion of our physician alignment strategies and extending the reach of our outpatient business. In September 2015, we acquired the assets of Victory Medical Center in Beaumont, Texas, a physician-founded facility that is now a campus of our hospital in Port Arthur, The Medical Center of Southeast Texas, and expands the geographical footprint of that facility. Also in June 2015, our hospital in Odessa, Texas, Odessa Regional Medical Center (“ORMC”), acquired the assets of Basin Healthcare Center, an in-market surgical hospital, expanding ORMC’s surgical and diagnostic capabilities by transitioning the acquired hospital into ORMC’s southeast campus.

•	Louisiana: Our expanding delivery network in the West Monroe area includes an acute care hospital, an employed physician group and a growing affiliated physician network designed to compete in a value-based environment. We continually explore in-market acquisitions and alliances in this market.

•	Colorado: We provide high-quality care through a critical access hospital in the Pikes Peak area of Woodland Park, Colorado.

We believe that our Health Choice risk platform is well-positioned to respond to the healthcare industry’s migration to cost efficiency and value-based reimbursement due to its breadth, ability to manage third-party, risk-based covered lives at scale and its ability to deliver integrated care with IASIS-owned hospitals, ambulatory assets and physician provider networks. Our Health Choice risk platform includes the following capabilities:

•	Extensive medical management experience: Health Choice’s 25-year history of continuously managing capitated covered lives (including under our ownership beginning in 1999) includes a large cohort of managed Medicaid lives in Arizona, a population with historically lower reimbursement rates that requires intensive care coordination and sensitivity to cultural and linguistic needs. We believe that Health Choice’s experience in managing Medicaid lives demonstrates its core competencies in care management, population health and global risk management. In recent years, through our Health Choice Preferred ACO networks and MSO, we have applied our experience to new populations, including attributed lives in Medicare, Exchange and commercial health plans, which we believe has been effective in improving patient outcomes and cost efficiencies. We have deployed our risk platform in conjunction with our hospitals and physicians to enter into Bundled Payments for Care Improvement Initiative contracts with the Centers for Medicare and Medicaid Services (“CMS”). This value-based CMS initiative structures reimbursement on an episode-of-care basis and rewards providers for quality of outcomes and cost efficiency.

•	Geographic and product diversification: As of September 30, 2015, Health Choice’s related entities delivered healthcare services to 401,200 covered lives across three states. These covered lives included 257,800 managed Medicaid lives served primarily through Health Choice’s core health plan business in Arizona, 9,900 Duals, 5,400 Exchange lives, 93,800 MSO lives and 80,900 lives attributed to our accountable care networks from multiple payors, whose care is managed by our network providers, of which 46,600 lives are included in Health Choice’s managed Medicaid and Exchange plans.

In addition, beginning on October 1, 2015, our Northern Arizona joint venture began managing the standalone behavioral health benefit for 227,800 Northern Arizona Medicaid plan members and acute and behavioral care on an integrated basis for 5,600 such members who are seriously mentally ill. Giving effect to this joint venture, Health Choice’s related entities delivered healthcare services to 634,600 covered lives across three states as of October 1, 2015. We believe that in the future, states other than Arizona may adopt this model of integration of acute and behavioral health benefits under one managed care organization, such as Health Choice Integrated Care, which is the name of our Northern Arizona joint venture.

•	Physician-centric, value-driven care model: Our Health Choice Preferred ACO networks, working in conjunction with Health Choice’s MSO, allow us to provide cost-effective care in a manner that we believe is distinct among healthcare organizations that own both acute care and managed care assets.

As of September 30, 2015, 2,100 physicians in our Utah and Arizona markets served as participating providers of our Health Choice Preferred ACO networks. These networks enter into provider contracts with third party health insurance plans, in which primary care physicians contracted with our networks serve as the central care coordinators for such health plan members. Our local hospitals serve as the core facilities of these “narrow” networks. Health Choice’s MSO provides our networks and its healthcare providers with administrative, medical risk and population health expertise, so that physicians, hospitals and other caregivers can make patient care decisions aimed at maximizing clinical outcomes and medical cost savings.

This combination of acute care, managed care and provider networking expertise allows Health Choice to enter into value-and risk-based arrangements with third party health plans, in which the compensation paid to our hospitals, our aligned physicians and Health Choice is tied to clinical effectiveness and cost efficiency. For instance, we have entered into “delegated risk” arrangements with third party health plans in Arizona and Utah. Under these arrangements, our network providers and Health Choice bear financial risk with respect to both the clinical quality and cost-effectiveness with which care is delivered to these health plan members. In some of these contracts, for instance, the network is at risk of forfeiting compensation or making a compensatory payment to the third party health plan if agreed to medical loss ratios and/or clinical quality benchmarks are not achieved. Outside of these value- and risk-based arrangements, our Health Choice MSO is also able to provide services to third party clients in an administrative services only capacity in which such managed care functions are provided for a fixed fee.

We believe our growing risk platform enables us to: (1) enter new markets by utilizing our managed care and risk capabilities without expending capital in facility assets; (2) grow our physician network and patient lives base through an organized response to the growth of value-based reimbursement; (3) increase our overall growth opportunity in risk-based contracting and government-sponsored programs; and (4) enter new markets on an integrated basis through investment in acute care facility assets and the deployment of our risk platform.

In recent years, we have centered our growth strategy on a narrower set of geographies and the total healthcare services opportunity in each of our core markets. In support of this strategy, we have rationalized our business operations through the divestiture of non-core hospital operations and other related assets in Florida and Nevada and by raising capital for investment in our core markets. In our core markets, we seek to provide high-quality, cost-effective clinical care by expending capital on a disciplined basis to support and grow our delivery assets and using our risk platform where we believe it will enhance patient care.

For the year ended September 30, 2015, we generated revenues of $2.8 billion and net earnings from continuing operations of $6.8 million. For the year ended September 30, 2015, $1.9 billion, or 68.1%, of our revenue was derived from our acute care segment and $884.4 million, or 31.9%, of our revenue for this period was derived from Health Choice. For additional information on our business segments, see Note 14, segment and geographic information, to our audited, consolidated financial statements included elsewhere in this Report.

Our principal executive offices are located at Dover Centre, 117 Seaboard Lane, Bldg. E, Franklin, Tennessee 37067, and our telephone number is (615) 844-2747. Our website address is www.iasishealthcare.com. The information on, or accessible through our website is not incorporated into and does not constitute a part of this Report or any other document that we file with or furnish to the SEC.

Healthcare Industry Overview and Trends

Cost-Conscious Healthcare Environment and Shift towards Value-Based Healthcare

The U.S. healthcare system is evolving in ways that favor cost-effective healthcare delivery, focusing on value-based payments and quality of outcomes. Many observers believe the traditional FFS reimbursement model is not the most effective or cost-efficient in coordinating patient care, and has played a significant role in elevating both the level and growth rate of healthcare spending. In response, both the public and private sectors are shifting away from the historical FFS models and moving towards value-based reimbursement methodologies, including capitation payment models, that are designed to incentivize cost-effectiveness and quality. We believe that as governmental and private insurers seek to control healthcare costs and to increase quality of care, value-based payment methodologies and reimbursement trends, such as bundled payments, shared cost savings and other cost- and quality incentive-based arrangements, will continue to grow. We believe that these will include the continued growth of value-based payment methodologies tied to both quality and coordination of care, with incentives paid for the effective use of integrated EHR technology and other programs that promote clinical integration and coordination of care, and movement more toward risk-based arrangements. We also believe that patient-centered and disease state medical home reimbursement models, in which a primary care or specialty physician serves as a care coordinator, will grow in prominence in certain markets.

The number of people in the United States covered by risk-based payment programs has been increasing rapidly and, according to industry sources, is estimated to increase from approximately 108 million at the start of 2014 to approximately 155 million by 2019. This increase is expected to further drive the critical importance of accurately measuring, analyzing, reporting, and improving patient outcomes. We believe we are well-positioned to capitalize on these trends as we seek to integrate, and drive synergies among, the core competencies of our managed care and acute care businesses.

Growth of Healthcare Spending

CMS reported that, in 2014, total U.S. healthcare expenditures grew by 5.3% to approximately $3.0 trillion. The most recent CMS projections, published in 2014, indicate that total U.S. healthcare expenditures will grow by 5.3% in 2015 and by an average of 5.8% annually from 2014 to 2024. By these estimates, healthcare expenditures will account for $5.4 trillion, or 19.6% of the total gross domestic product (“GDP”), by 2024.

The hospital services sector represents the single largest category of healthcare spending in the United States at $971.8 billion in 2014, the most recent year for which historical data is available. The hospital services category is anticipated by CMS to have grown 5.4% in 2015 due primarily to the continued effects of the insurance expansions of the Health Reform Law. For 2016 through 2024, continued population aging and the impacts of improved economic conditions are expected to result in average annual growth of 6.1%. We believe that these factors will drive long-term utilization increases for certain healthcare services and the need for hospital networks that can provide comprehensive healthcare services in a coordinated, cost-effective manner.

Growth in Government-Sponsored Healthcare

Government-sponsored coverage is an important element of the U.S. healthcare system. According to CMS, federal and state spending on Medicaid, Children’s Health Insurance Programs (“CHIPs”) and Medicare is expected to have exceeded $1.2 trillion in 2015, with enrollment of over 130 million people. By 2024, CMS anticipates spending on these three programs will grow to more than $2.1 trillion. Managed care solutions have a well-established track record of helping governments improve healthcare quality and access for beneficiaries while strengthening the fiscal sustainability of these programs.

We believe that the enrollment in government-sponsored programs will continue to increase, driven by an aging population and expanded coverage from the Health Reform Law. As a result, we expect that government value-based models will also expand to manage costs and incentivize providers to deliver high quality, cost-effective care. The programs that utilize these value-based models include Medicare Advantage, Managed Medicaid, Medicare ACOs, Dual Eligible Pilot Programs and Medicare Value Based Purchasing. We believe our experience in managing government-insured lives positions us to benefit from the expected growth of these programs.

Impact of Health Reform Law

We believe that the Health Reform Law, which has expanded healthcare coverage through the growth of Exchanges, private sector coverage and expanded Medicaid coverage, has reduced the level of uncompensated care we provide to uninsured individuals. In its June 2015 King v. Burwell decision, the Supreme Court of the United States settled a significant challenge to the Health Reform Law. The Court upheld the current subsidy model, which makes premium subsidies available for health insurance policies purchased through both state and federally-operated Exchanges. We believe the benefits realized from expanded healthcare coverage under the Health Reform Law have generally been offset by the reductions required by the law in the growth in Medicare payments and the decreases in disproportionate share hospital (“DSH”) payments, which have adversely affected our government reimbursement.

Because of the many variables, including the law’s complexity, continued delays or exceptions to employer mandates, possible amendments or changes to the law, court challenges to the law, and possible reductions in funding by Congress and future reductions in Medicare and Medicaid reimbursement, the long-term effect of the Health Reform Law on our Company, including how individuals and businesses will respond to the new choices and obligations, is not yet fully known. We cannot predict the impact on our Company of these continuing developments with respect to the Health Reform Law.

Business Strategy

We believe our key business strengths position us as a provider-centric, payor-agnostic provider of broad and differentiated healthcare services, with flexibility for growth in new and existing markets. Our business strategy includes the following key components:

Focus on High Quality Care and Cost Effectiveness. We focus on operational excellence and cost-conscious behavior that allows us to provide high-quality patient care at affordable rates. We believe high-quality patient care may be achieved while maintaining cost efficiency. We believe that our quality and cost-efficiency initiatives favorably position us in a payment environment that is increasingly value- and performance-based.

We seek to leverage our corporate infrastructure and expense control expertise to achieve significant cost savings and operating efficiencies. Our corporate-wide supply purchase contracts and our centralized revenue cycle management capabilities, billing systems and health information technologies allow our hospitals to benefit from economies of scale. We have also focused significant resources and expertise in managing employee productivity and labor-related costs at our hospitals, which helps to control costs and improve margins. We have also sought to integrate our acute care and managed care expertise through our Health Choice Preferred ACO networks and Health Choice MSO capabilities, which operate in conjunction with our hospitals and affiliated physicians to manage healthcare costs under value-based contracts with health plans.

We believe that consistent delivery of high-quality care results in patient loyalty and long-term revenue growth and profitability. Our quality-of-care strategies include establishing best practices to benchmark our clinical performance and patient safety and satisfaction; investing in access points of care and our emergency rooms to improve patient access, flow, quality and timeliness of care; and deploying our information technology to promote patient care coordination and clinical efficiency.

To achieve our goal of achieving high-quality patient care at cost effective rates, we must attract and retain effective healthcare professionals. To this end, we, believe that we must execute our comprehensive physician alignment strategy. This includes investing in the recruitment, employment and retention of highly competent physicians, nurses and other healthcare professionals. Outside of the employment context, we seek to attract high-quality physicians to practice at our hospitals through our Health Choice Preferred ACO networks, which bring local physicians and our facilities together under “narrow” networks that contract on a value-based basis with health plans. We also seek to make our facilities attractive to and convenient for local surgeons by equipping our hospitals with advanced medical technology, computer systems and platforms and by enabling physicians to remotely access clinical data through our advanced information systems.

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

The population health management expertise within Health Choice provides us with unique opportunities to improve care quality and to participate competitively in the emerging value-based payment landscape. Health Choice’s core competency lies in its medical management of Medicaid beneficiaries and “dual eligible” patients who receive both Medicare and Medicaid benefits. These groups have higher overall incidences of complex and chronic medical conditions than the population as whole. We have begun integrating the core competencies of our Health Choice assets in the hospital side of our business, which we believe will further enable us to manage the financial risks associated with our acute care hospitals entering into value-based relationships with governmental and commercial payors (as opposed to traditional fee-for-service arrangements). We believe that Health Choice’s medical management expertise provides growth opportunities that will further facilitate expansion beyond its core managed Medicaid business into a comprehensive managed care solutions organization. For example, Health Choice now provides administrative services to other commercial insurers, operates an Exchange plan in Arizona and, as of October 1, 2015, operates an integrated acute and behavioral health care plan in northern Arizona with a joint venture partner, servicing 233,400 plan members.

Pursue a Flexible and Comprehensive Development Strategy. We continuously assess opportunities to strengthen and grow our hospitals through organic investment in our existing operations, transactional opportunities to expand our local and national presence through in-market and new market acquisitions, and strategic partnerships.

In existing markets, we seek acute care growth through the addition and expansion of attractive service lines such as primary care, orthopedics, oncology, cardiology and women’s health services, as well as acquisitions of physician clinics, outpatient care centers, urgent care centers and other access points of care to expand the geographical reach of our hospitals. For instance, in 2015, we acquired surgical hospitals in each of our Odessa, Texas and Port Arthur markets, which now operate as campuses of the main facilities. These acquisitions improved our geographical footprint and patient service capabilities. Additionally in 2015, we opened Mountain Point Medical Center, a new full-service, 40-bed hospital in Lehi, Utah, that functions as a campus of Jordan Valley Medical Center (“Jordan Valley”) and serves a fast-growing local population.

We also seek to explore the potential expansion of our Health Choice managed care solutions business, through both organic growth of our core business, new business lines such as our Arizona Exchange plan and strategic transactions, such as Health Choice Integrated Care, our joint-ventured integrated acute and behavioral health plan that provides behavioral health benefits to about 233,400 health plan members in northern Arizona as of October 1, 2015.

Because Health Choice, in combination with our hospitals, gives us a broad and differentiated set of capabilities and assets, there are multiple ways for us to enter markets. We can enter new markets by acquiring new hospitals or opening, acquiring or partnering with existing health plans, or by any combination of these. For instance, our risk platform enables us to enter new markets to develop accountable care networks, launch health plans or provide MSO services, either in support of newly acquired provider assets or solely as a health insurer or MSO contracting with third-party payors and providers in the market. As a result, in addition to the acquisition or construction approaches pursued most often by pure acute care hospital systems, we have greater flexibility to enter new markets in a capital-efficient manner.

Investments in Technology to Improve Patient Care and Clinical Integration. We believe that investment in technology drives improvement in clinical outcomes and quality of patient care. Since our inception, we have made significant investments to equip our hospitals with advanced clinical and health information technology. In October 2015, we entered into an agreement with Cerner Corporation to implement an integrated EHR and revenue cycle system across our acute care operations. We expect to make significant investments in this new system through our 2019 fiscal year, as this system is implemented across our operations. We selected Cerner to provide this system after our incumbent clinical information technology vendor, McKesson Information Solutions LLC, announced its plan to stop development of its Horizon Clinicals system in early 2018. We believe that deploying our information technology where possible throughout our facilities and physician networks will position us to better track quality and to achieve clinical outcomes and costs savings, enhancing our competitiveness in a healthcare reimbursement landscape moving toward payment for performance. We believe that the enhancements in our information technology systems will improve real-time access to patient records and relevant clinical data to relevant physicians and facility personnel, allowing us to maximize clinical and financial efficiency.

Our Geographic Markets

The following includes a discussion of the acute care operations for certain of our markets and the geographic markets where Health Choice lines of business currently operate.

Salt Lake City, Utah

We operate five acute care hospital facilities with 740 licensed beds in the Salt Lake City area, which has been a very competitive environment. We believe that our hospitals in this market benefit from attractive locations and participate in a more favorable demographic and economic environment relative to other markets. For the year ended September 30, 2015, we generated 28.5% of our total acute care revenue in this market.

Our Salt Lake City market strategy focuses on high-quality patient care, disciplined capital deployment and the expansion of our footprint by developing a more extensive network of services, including a comprehensive physician alignment strategy and development of outpatient services and other patient access points around our hospitals.

In June 2015, we opened a new integrated inpatient and outpatient healthcare campus in Lehi, Utah, called Mountain Point Medical Center, as a provider-based campus of Jordan Valley. This healthcare campus includes 40 inpatient beds and full service outpatient capabilities in a 124,000 square foot hospital and an attached 60,000 square foot medical office building, which is occupied by primary care and multi-specialty physician groups practicing in the area. The campus provides a full range of services including inpatient intensive care, obstetrics and surgical services. The campus also provides cardiology services, including a cardiac catheterization lab. Additional outpatient services include emergency, imaging, lab and outpatient surgery. The campus has the capability to expand depending on community need and demand for services in the Lehi area. This new campus, in which we invested more than $80.0 million, serves eight cities in Northern Utah County and is in the fastest growing area within the state of Utah. In recent years, we expanded our hospitals’ access points through, among other things, the acquisition of a new hospital surgery center, the expansion of our emergency room capacity at several hospitals and the addition of new inpatient beds at Jordan Valley, Davis Hospital and Medical Center and Salt Lake Regional Medical Center. In June 2013, we opened a free-standing emergency department and helped develop a medical office building in Roy, Utah, which has increased the emergency, primary care and specialty capacity of Davis. We also have made investments in urgent care clinics and on-site industrial medicine clinics within our Salt Lake City market.

We also have expanded our Health Choice business in Utah. Health Choice operates a managed Medicaid plan in Utah which, as of September 30, 2015, served 16,300 members. Additionally, Health Choice also has led the development of our local Health Choice Preferred ACO provider network that, working in conjunction with Health Choice’s MSO, enhances our hospitals’ abilities to coordinate care and contract with payors. This network and the related Health Choice Preferred physician association includes 1,000 physicians and represents part of our overall physician alignment strategy, which we also pursue through direct employment, professional services arrangements and other avenues. We believe that these physician alignment and related clinical integration efforts are laying the foundation for a high-quality, well-coordinated healthcare delivery network in the Salt Lake City area.

Texas

We operate five acute care hospital facilities with 1,960 licensed beds that serve the areas of Houston, San Antonio, Odessa, Texarkana, Port Arthur and Beaumont, Texas. For the year ended September 30, 2015, we generated 42.4% of our total acute care revenue in this market.

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

In June 2015, we also expanded the geographic footprints of ORMC through purchasing the assets of Basin Healthcare Center, a 14-bed surgical hospital located near ORMC’s main campus. Basin has been renamed Odessa Regional Medical Center South Campus, and its addition increases ORMC’s capacity to deliver high quality inpatient and outpatient services. Also in September 2015, our hospital in Port Arthur, Texas, The Medical Center of Southeast Texas, acquired the assets of Victory Medical Center of Beaumont, a physician-founded 17-bed inpatient facility that opened in 2013. The Beaumont facility has been renamed The Medical Center of Southeast Texas Victory Campus and enhances our ability to provide accessible healthcare to the residents of Port Arthur, Beaumont and the surrounding communities.

Phoenix, Arizona

We operate three acute care hospital facilities and one behavioral health hospital facility, with a total of 589 licensed beds in the Phoenix area. Our strategic investments in this market have focused on capturing market share through expansion of various service lines and bed capacity. For the year ended September 30, 2015, we generated 19.0% of our total acute care revenue in this market.

Our physician alignment and access point strategy in our Arizona market focuses on enhancing our physician specialty and emergency room coverage to allow our hospitals to better meet community needs. We continue to grow our employed physician base in the Phoenix area and, additionally, we have leveraged Health Choice’s expertise to establish an accountable care provider network.

We also seek to make strategic capital investments in our Arizona hospitals and to adapt to our service lines to meet local market needs. In fiscal 2013, for example, we expanded our geropsychiatry services in the Phoenix market by adding beds for these services at both our St. Luke’s Medical Center in downtown Phoenix and Mountain Vista Medical Center in Mesa.

Health Choice bases its operations in Phoenix, Arizona, where it employs approximately 400 managed care professionals and operates its core Health Choice Arizona managed Medicaid plan. Our Phoenix-area Health Choice Preferred ACO network includes 1,100 aligned physicians, including those who participate in our network through our alliance with Phoenix Children’s Hospital. This network allows our Arizona hospitals and participating physicians to coordinate care and collaborate with respect to patient populations and to enter into value-based arrangements with commercial payors that reward effective population health management.

In connection with the Health Reform Law, Arizona expanded Medicaid coverage beginning January 1, 2014, which includes the restoration of eligibility to childless adults who had been without coverage since 2011. This expanded coverage has provided, and is expected to continue to provide, relief for the uncompensated care incurred by our Arizona hospitals. Additionally, this expansion has contributed to an increase in Health Choice’s Medicaid health plan membership.

West Monroe, Louisiana

We operate Glenwood Regional Medical Center (“Glenwood”) with 278 licensed beds, in West Monroe, Louisiana, which benefits from a strong market position and opportunities for strategic growth of profitable product lines. For the year ended September 30, 2015, we generated 8.7% of our total acute care revenue in this market.

Since acquiring Glenwood in 2007, our focus on capital spending at this facility has included renovations and capacity expansion, with an emphasis on creating additional inpatient capacity with a 25-bed expansion, growing the hospital’s cardiovascular program, expanding and renovating operating rooms and purchasing new diagnostic imaging equipment, automated laboratory systems and other equipment. We also have invested in the facility’s hospitalist program, expanded emergency room coverage and re-opened the inpatient psychiatric program.

To build on our capital investments in Glenwood and to serve our growing patient volume, we continue to seek opportunities to expand the hospital’s patient access points, including acquisitions, or new development, of other ancillary facilities around Glenwood. We believe our focus on providing high-quality patient care and our efforts to expand the reach of our physician network in this market will provide opportunities to capture additional market share and improve our relationships with managed care payors.

Health Choice Geographic Markets

Health Choice’s Phoenix-based managed Medicaid plan represents its core business, serving 241,500 members in Arizona’s Apache, Coconino, Gila, Maricopa, Mohave, Navajo, Pima and Pinal counties. Along with its managed Medicaid plan, Health Choice operates a Medicare Advantage Prescription Drug (“MAPD”) Special Needs Plan (“SNP”) in the same Arizona counties that serves 9,900 members. Health Choice also operates a Phoenix-area Health Insurance Exchange plan, which serves 5,400 members, and leads our provider networking efforts in the Phoenix area. These efforts aim to organize our hospitals and local physicians through our Health Choice Preferred network, which serves as a contracting vehicle with commercial payors.

Beginning on October 1, 2015, our Northern Arizona joint venture began managing the standalone behavioral health benefit for an estimated 227,800 northern Arizona Medicaid plan members, and acute and behavioral care on an integrated basis for 5,600 such members who are seriously mentally ill. We believe that, in the future, states other than Arizona may adopt this model of integration of acute and behavioral health benefits under one managed care organization, such as our Northern Arizona joint venture.

In our Salt Lake City market, Health Choice operates a managed Medicaid plan under a contract with the state of Utah, serving 16,300 members. Health Choice, in conjunction with our Utah hospitals and local physicians, has also established an accountable care network, in the Salt Lake City area, which allows participating providers to contract with commercial health insurers. Health Choice also offers MSO services to third party health plans and health systems.

Hospital Operations

At each of our hospitals, we have implemented policies and procedures to enhance patient safety and quality of care, and to improve the hospital’s operating and financial performance. A hospital’s local management team is comprised of a chief executive officer, chief financial officer and chief nursing officer. Local management teams, in consultation with our corporate staff, develop annual operating plans setting forth goals for quality and patient satisfaction, revenue growth and operating profit strategies. These strategies may include the expansion of services offered by the hospital, market development to improve community access to care, the recruitment and employment of physicians, plans to enhance quality of care and improvements in operating efficiencies to reduce costs. The competence, skills and experience of the management team at each hospital is critical to the hospital’s successful execution of its operating plan. Our performance-based compensation program for each local management team is based upon the achievement of qualitative and quantitative goals in the annual operating plan. Our hospital management teams are advised by boards of trustees that include members of hospital medical staffs, and community leaders. Each board of trustees establishes policies concerning medical, professional and ethical practices, monitors such practices and is responsible for ensuring these practices conform to established standards.

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

The ability of our hospitals to meet the healthcare needs of their communities is determined by factors including:

•	level of physician support;

•	availability of nurses and other healthcare professionals;

•	quality, skills and compassion of our employees;

•	scope, breadth and quality of our services; and

•	physical capacity and level of technological advancement at our facilities.

We continually evaluate our services with the goal of improving quality of care, expanding our profitable lines of business and improving our business mix. We use our advanced information systems to perform detailed clinical process and care quality reviews, to review product line margin analyses, and to monitor the profitability of the services provided at our facilities. We employ these analyses to capitalize on price and volume trends through the expansion and improvement of certain services.

Health Choice Operations

Health Choice is the managed care risk platform through which we manage 401,200 covered lives as of September 30, 2015, under our Health Choice branded Medicaid, Duals and Exchange health plans, accountable care networks, MSO services and other managed care solutions. Giving effect to our northern Arizona integrated acute and behavioral health joint venture, which commenced operations on October 1, 2015, Health Choice, through its affiliated entities, manages 634,600 health plan lives as of October 1, 2015. With its headquarters and primary operations in Phoenix, Arizona, Health Choice employs more than 400 managed care professionals in Phoenix, Arizona, Salt Lake City, Utah and Tampa, Florida. Health Choice’s senior management team operates out of Phoenix, Arizona with an additional east coast operations hub in Tampa, Florida and is supported by medical directors, case management and utilization management nurses, care coordinators, provider network professionals, medical economics analysts, actuaries, an internal compliance group and other administrative personnel. The Health Choice senior management team provides general oversight over the health plan products and management services that Health Choice offers. Health Choice’s business divisions, including its Arizona and Utah managed Medicaid plans, its integrated acute care and behavioral health joint venture, its east coast MSO office and accountable care network divisions, each have dedicated management teams who report to Health Choice’s senior executives.

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

Our competitiveness depends heavily on obtaining and maintaining contracts with managed care organizations, which seek to control healthcare costs through utilization policies and procedures. Most of our markets have experienced significant managed care penetration, along with increasing consolidation of major managed care plans. The revenue and operating results of our hospitals are affected by our ability to negotiate reasonable contracts with managed care plans. Health maintenance organizations (“HMOs”) and preferred provider organizations use managed care contracts to encourage patients to utilize certain hospitals for discounts from the hospitals’ established charges. Traditional health insurers also contain costs through similar contracts with hospitals.

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

As we continue to focus on our physician alignment strategies, we face significant competition for skilled physicians in certain of our markets, as more providers are adopting a physician staffing model approach. Further, there is a general shortage of physicians across most specialties, particularly primary care. This increased competition has resulted in efforts by managed care organizations to align with certain provider networks in the markets in which we operate. While we anticipate that our physician alignment strategies, including provider network development efforts, will help us compete more effectively in our markets, we can provide no assurance regarding the success of our strategy.

We believe physician alignment promotes clinical integration, enhances quality of care and makes us more efficient and competitive in a healthcare environment trending toward value-based purchasing and pay-for-performance. To meet community needs and address healthcare coverage issues, we have made significant investments to align with physicians through various recruitment and employment strategies, as well as through alternative means of alignment such as our formation of provider networks in certain markets. We have formed our own ACO networks in certain markets that include both employed and non-affiliated physicians, providing the infrastructure through which we can contract more efficiently with commercial payors, position ourselves for value-based reimbursement and promote clinical integration. While we expect that employing physicians will provide relief on cost pressures associated with on-call coverage and other professional fees, we anticipate incurring additional labor and other start-up related costs as we continue the integration of recently employed physicians and their related support staff.

We also face risk from competition for outpatient business. We expect to mitigate this risk through continued focus on our physician alignment strategies, developing new access points of care, our commitment to capital investment in our hospitals, including expenditures to update technology and equipment, and our commitment to our quality of care initiatives that some competitors, such as individual physicians or physician groups, may not be equipped to implement.

The health insurance market and MSO markets are generally highly competitive. Historically, the managed care industry has been fragmented; however, the competitive landscape is subject to ongoing changes as a result of the Health Reform Law, business consolidations and new strategic alliances. Health Choice competes with a large number of national, regional and local managed Medicaid, Duals and MSO service providers, some of whom have more prominent national brands and greater capital resources than us.

We compete for government contracts, renewals of government contracts, members and providers. State agencies consider many factors in awarding contracts to health plans. Among such factors are the health plan’s provider network, medical management, degree of member satisfaction, timeliness of claims payment and financial resources. Potential members typically choose a health plan based on a specific provider being a part of the network, the quality of care and services available, accessibility of services and reputation or name recognition of the health plan. We believe factors that providers consider in deciding whether to contract with a health plan include potential member volume, payment methods, timeliness and accuracy of claims payment, and administrative service capabilities. We face competition from other health insurers and MSOs in establishing relationships with state agencies, plan members and network providers.

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

The following table provides the sources of our hospitals’ gross patient revenue by payor before discounts, contractual adjustments and the provision for bad debts:

	Year Ended September 30,
	2015	2014	2013
Medicare	26.5%	27.0%	27.8%
Managed Medicare	15.3	15.1	14.9
Medicaid and managed Medicaid	21.3	21.2	20.8
Managed care	31.4	30.8	29.6
Self-pay	5.5	5.9	6.9

Total	100.0%	100.0%	100.0%

A large percentage of our hospitals’ net patient revenue consists of fixed payments from discounted sources, including Medicare, Medicaid and commercial managed care organizations. Reimbursement for Medicare and Medicaid services are often fixed regardless of the cost incurred or the level of services provided. Similarly, various commercial managed care companies with which we contract reimburse providers on a fixed payment basis regardless of the costs incurred or the level of services provided.

We receive payment for patient services primarily from:

•	the federal government, primarily under the Medicare program;

•	state Medicaid programs, including managed Medicaid plans;

•	commercial managed care payors, including HMOs and preferred provider organizations, and managed Medicare plans; and

•	individual patients and private insurers.

Medicare is a federal program that provides hospital and medical insurance benefits to persons age 65 and over, some disabled persons and persons with Lou Gehrig’s Disease and end-stage renal disease. All of our hospitals are certified as providers of Medicare services and must meet specific Medicare conditions of participation to remain eligible. Under the Medicare program, acute care hospitals receive reimbursement under a prospective payment system that pays fixed rates for inpatient and outpatient hospital services. Certain types of facilities are exempt or partially exempt from the prospective payment system methodology, including children’s hospitals, cancer hospitals and critical access hospitals. Hospitals and units exempt from the prospective payment system are reimbursed on a reasonable cost-based system, subject to cost limits.

Our hospitals offer discounts from established charges to managed care plans if they are large group purchasers of healthcare services. We offer discounts to all uninsured patients receiving healthcare services who do not qualify for assistance under state Medicaid, other federal or state assistance plans or charity care. These discount programs limit our ability to increase net patient revenue in response to increasing costs. Patients are not responsible for any difference between established hospital charges and amounts reimbursed for such services under Medicare, Medicaid, HMOs, preferred provider organizations or private insurance plans. Patients are responsible for services not covered by these plans, in addition to deductibles or co-insurance features of their coverage. Collecting amounts due from patients is more difficult than collecting from governmental programs, managed care plans or private insurers. Increases in the population of uninsured individuals, and the acuity levels of such patients seeking care in our emergency rooms, changes in the states’ indigent and Medicaid eligibility requirements, continued efforts by employers to pass more out-of-pocket healthcare costs to employees through increased co-payments and deductibles and the effects of an uncertain, low-growth economic environment have historically resulted in increased levels of uncompensated care. However, our hospitals have recently experienced a decline in bad debts and other uncompensated care, primarily as a result of the impact of the Health Reform Law since January 1, 2014.

The following table provides the sources of our hospitals’ net patient revenue before the provision for bad debts by payor:

	Year Ended September 30,
	2015	2014	2013
Medicare	19.6%	20.4%	21.1%
Managed Medicare	10.4	10.8	10.6
Medicaid and managed Medicaid	12.2	12.8	11.8
Managed care	42.7	40.9	39.2
Self-pay	15.1	15.1	17.3

Total	100.0%	100.0%	100.0%

Medicare

In addition to the reimbursement adjustments and policies discussed below, beginning in 2013, the Budget Control Act of 2011 (“BCA”) imposed automatic spending reductions intended to reduce the federal deficit, including Medicare spending reductions of up to 2% per fiscal year, with a uniform percentage reduction across all Medicare programs. These automatic spending reductions have been extended through federal fiscal year 2025.

Inpatient Acute Care

The Medicare program reimburses general, acute care hospitals for inpatient services under a prospective payment system based on the patient’s assigned MS-DRG. The MS-DRG system classifies categories of illnesses according to the estimated intensity of hospital resources required to furnish care for each principal diagnosis. Fixed payment rates are assigned to MS-DRG rates based on a statistically normal distribution of severity. The MS-DRG payments consider no specific hospital’s actual costs but are adjusted for geographic area wage differentials. Inpatient capital costs for acute care hospitals are reimbursed on a prospective system based on diagnosis related group weights multiplied by geographically adjusted federal weights. When treatments for patients fall well outside the normal distribution, providers may receive additional payments known as outlier payments. For federal fiscal year 2016, CMS has established an outlier threshold of $22,544 per case.

The MS-DRG rates are adjusted each federal fiscal year, using the market basket index, which takes into account inflation experienced by hospitals and entities outside of the healthcare industry in purchasing goods and services. In past years, the percentage increases to the MS-DRG rates have been lower than the percentage increases in the costs of goods and services purchased by hospitals. For federal fiscal year 2015, CMS issued a final rule that resulted in a net increase in operating payment rates of 1.4%. This increase reflected a 2.9% market basket increase, a prospective documentation and coding adjustment of negative 0.8%, a multi-factor productivity adjustment of negative 0.5% and a 0.2% reduction as required by the Health Reform Law. For federal fiscal year 2016, CMS issued a final rule that results in a net increase in operating payment rates of 0.9%. This increase reflects a 2.4% market basket increase, a multi-factor productivity adjustment of negative 0.5%, a 0.2% reduction as required by the Health Reform Law, and a prospective documentation and coding adjustment of negative 0.8%. The Health Reform Law provides for additional reductions to the inpatient prospective payment system market basket update of 0.75% per year in federal fiscal years 2017 through 2019. Further, the Health Reform Law requires the annual market basket increase to be reduced each federal fiscal year by a “productivity adjustment” equal to the projected average nationwide productivity gains over the preceding 10 years based on the U.S. Bureau of Labor Statistics 10-year moving average of changes in specified economy-wide productivity. CMS is also required to reduce payments under the inpatient prospective payment system by a documentation and coding adjustment through federal fiscal year 2017.

Quality of care provided is becoming an increasingly important factor in Medicare reimbursement. Hospitals must submit data for certain patient care indicators to the Secretary of the U.S. Department of Health and Human Services (the “Department”) to receive MS-DRG increases at the full market basket. Hospitals that do not participate will lose one-quarter of the percentage increase in their payment updates. In addition, the market basket update for any hospital that is not a meaningful EHR user will be reduced one-half in federal fiscal year 2016 and three-fourths in 2017 and later years. We monitor our compliance with the quality indicators and intend to submit the quality data required to receive the full market basket pricing update when appropriate.

In addition, as required by the Health Reform Law, CMS has implemented a value-based purchasing program for inpatient hospital services to reward hospitals that meet certain quality performance standards. Each federal fiscal year, CMS funds the payment pool for this program by reducing the inpatient prospective payment system payment amount for all discharges by a percentage specified by the Health Reform Law. The percentage is 1.75% for federal fiscal year 2016 and will be 2% for each subsequent federal fiscal year. Hospitals are scored based on a weighted average of patient experience scores using the Hospital Consumer Assessment of Healthcare Providers and Systems survey and certain clinical measures. CMS scores each hospital based on achievement (relative to other hospitals) and improvement ranges (relative to the hospital’s own past performance) for each applicable measure. Hospitals that meet or exceed the quality performance standards set by CMS will receive greater Medicare reimbursement than they would have otherwise. Conversely, hospitals that do not achieve the necessary quality performance will receive reduced Medicare inpatient hospital payments. Under this program, CMS will distribute an estimated $1.5 billion in federal fiscal year 2016 to hospitals based on their overall performance on a set of quality measures that have been linked to improved clinical processes of care and patient satisfaction.

Inpatient payments are also reduced each fiscal year if a hospital experiences “excess readmissions” within the 30-day period from the date of discharge for conditions specified by the Health Reform Law and CMS, including heart attack, heart failure, pneumonia and total knee arthroplasty. Hospitals with excess readmissions for the specified conditions receive reduced payments for all inpatient discharges, not just discharges relating to the conditions subject to the excess readmissions standard. Each hospital’s performance is publicly reported by CMS.

Reimbursement is also reduced based on a facility’s rate of hospital acquired conditions (“HACs”). A HAC is a condition acquired by a patient while admitted as an inpatient in a hospital, such as a surgical site infection. Medicare does not pay hospitals additional amounts to treat HACs. Currently, there are 14 categories of conditions on the list of HACs and, separately, three National Coverage Determinations that prohibit Medicare reimbursement for erroneous surgical procedures. CMS may revise the list of conditions from time to time. The Health Reform Law tied HAC rates to a facility’s overall reimbursement. Hospitals that rank in the worst 25% nationally for HAC rates across all hospitals in the previous year receive a 1% reduction in total Medicare payments.

Payment may also be affected by the CMS policy for reviewing inpatient hospital admissions, commonly known as the two midnight rule. For admissions on or after October 1, 2013, services provided to Medicare beneficiaries are only payable as inpatient hospital services when there is a reasonable expectation that the hospital care is medically necessary and will be required across two midnights, absent unusual circumstances. In 2015, CMS clarified that stays expected to need less than two midnights of hospital care will be subject to medical review on a case-by-case basis. Quality Improvement Organizations are handling the reviews of short inpatient stays and will refer claim denials to the Medicare Administrative Contractors (“MACs”) for payment adjustments. Enforcement of the two midnight rule by Recovery Audit Contractors (“RACs”) has been delayed until 2016.

Outpatient

CMS reimburses hospital outpatient services and certain Medicare Part B services furnished to hospital inpatients that have no Part A coverage on a prospective payment system basis. CMS uses fee schedules to pay for physical, occupational and speech therapies, durable medical equipment, clinical diagnostic laboratory services and nonimplantable orthotics and prosthetics.

All services paid under the prospective payment system for hospital outpatient services are classified into groups called ambulatory payment classifications (“APCs”). A payment rate is established for each APC, as services in each APC are similar clinically and in terms of the resources they require. The APC payment rates are updated each calendar year based on the market basket. For calendar year 2015, CMS increased payments under the prospective payment system by 2.3%. The increase was based on a market basket increase of 2.9%, a reduction of 0.2% in accordance with the Health Reform Law, a negative 0.5% productivity adjustment and other payment adjustments. For calendar year 2016, CMS has finalized payment adjustments and policy updates that it estimates will result in a 0.4% reduction in payments for hospital outpatient services. The change is based on a market basket increase of 2.4%, a negative 0.5% multifactor productivity adjustment and a negative 0.2% adjustment required by the Health Reform Law, along with other policy changes, including a 2.0% reduction to address what CMS views as inflated payments in past calendar years for laboratory tests packaged with payments for hospital outpatient services. The Health Reform Law provides for reductions to the market basket update of 0.75% per year in calendar years 2017 through 2019 and for the annual market basket update to be further reduced by a productivity adjustment based on the BLS 10-year moving average of changes in specified economy-wide productivity.

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

Rehabilitation

Inpatient rehabilitation hospitals and designated units are reimbursed under a prospective payment system. Under this prospective payment system, patients are classified into case mix groups based upon impairment, age, co-morbidities and functional capability. Inpatient rehabilitation facilities are paid a predetermined amount per discharge that reflects the patient’s case mix group and is adjusted for area wage levels, low-income patients, rural areas and high-cost outliers. For federal fiscal year 2015, CMS updated inpatient rehabilitation payment rates by 2.2%, which reflected a 2.9% market basket increase, a negative 0.5% productivity adjustment and a 0.2% reduction required by the Health Reform Law. For federal fiscal year 2016, CMS has issued a final rule updating inpatient rehabilitation rates by 1.8%, which reflects a new inpatient rehabilitation-specific market basket estimate of 2.4%, a negative 0.5% productivity adjustment and a 0.2% reduction required by the Health Reform Law, along with an additional 0.1% increase to aggregate payments due to updating the outlier threshold. The Health Reform Law provides for additional reductions to the rehabilitation prospective payment system market basket update of 0.75% per year in federal fiscal years 2017 through 2019 and for the annual market basket update to be further reduced by a productivity adjustment based on the BLS 10-year moving average of changes in specified economy-wide productivity.

The Health Reform Law requires each inpatient rehabilitation facility to report certain quality measures to the Department or receive a two percentage point reduction to the market basket update. For federal fiscal year 2016, seven quality measures must be reported. CMS has indicated that facilities will be required to report additional quality measures to receive the full market basket update in federal fiscal year 2017 payments determinations.

To qualify for classification as an inpatient rehabilitation facility, at least 60% of the facility’s inpatient population during the most recent 12-month cost reporting period must have required intensive rehabilitation services for one or more of 13 specified conditions. Inpatient rehabilitation facilities must meet additional coverage criteria, including patient selection and care requirements relating to pre-admission screenings, post-admission evaluations, ongoing coordination of care and involvement of rehabilitation physicians. As of September 30, 2015, we operate nine inpatient rehabilitation units within our hospitals.

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

For federal fiscal year 2015, CMS increased inpatient psychiatric payment rates by 2.1%, which included a market basket increase of 2.9%, reduced by a 0.5% productivity adjustment and a reduction of 0.3% as required by the Health Reform Law. For federal fiscal year 2016, CMS has issued a final rule updating inpatient psychiatric payment rates by 1.5%, which includes a market basket update of 2.4%, reduced by a 0.5% productivity adjustment and a reduction of 0.2% as required by the Health Reform Law, along with other payment adjustments. Inpatient psychiatric facilities also receive additional outlier payments for cases in which estimated costs for the case exceed an adjusted threshold amount plus the total adjusted payment amount for the stay. The Health Reform Law provides for additional reductions to the psychiatric prospective payment system market basket update of 0.75% per year in federal fiscal years 2017 through 2019 and for the annual market basket update to be further reduced by a productivity adjustment based on the BLS 10-year moving average of changes in specified economy-wide productivity. As of September 30, 2015, we operate one behavioral health hospital facility and eleven specially designated psychiatric units subject to these rules.

Physician services reimbursement

Physician services are reimbursed under the physician fee schedule system, under which CMS has assigned a national relative value unit (“RVU”) to most medical procedures and services that reflects the resources required by a physician to provide the services relative to all other services. Each RVU is calculated based on work required in time and intensity of effort for the service, practice expense (overhead) attributable to the service and malpractice insurance expense attributable to the service. These three elements are each modified by a geographic adjustment factor to account for local practice costs and then aggregated. Historically, the aggregated amount was multiplied by a conversion factor (calculated by using the sustainable growth rate (“SGR”)) to arrive at the payment amount for each service. However, in April 2015, the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) repealed the SGR physician payment methodology. Instead of tying payments to the SGR, MACRA provides for a 0.5% update for July 1, 2015 through December 31, 2015 and for each calendar year thereafter through 2019.

In addition, MACRA requires the establishment of the Merit-Based Incentive Payment System (“MIPS”) beginning in 2019, under which physicians will receive performance-based payment incentives or payment reductions based on their performance with respect to clinical quality, resource use, clinical improvement activities and meaningful use of EHR. MIPS will consolidate certain existing physician incentive programs, and also requires CMS to provide, beginning in 2019, incentive payments for physicians and other eligible professionals that participate in alternative payment models, such as ACOs.

Ambulatory surgery centers

CMS reimburses ambulatory surgery centers using a predetermined fee schedule. Reimbursements for ambulatory surgery center overhead costs are limited to no more than the overhead costs paid to hospital outpatient departments under the Medicare hospital outpatient prospective payment system. All surgical procedures, other than those that pose a significant safety risk or generally require an overnight stay, are payable as ambulatory surgery center procedures. From time to time, CMS considers expanding the services that may be performed in ambulatory surgery centers, which may result in more Medicare procedures that historically have been performed in hospitals, such as ours, being moved to ambulatory surgery centers, potentially reducing surgical volume in our hospitals.

For calendar year 2015, CMS increased ambulatory surgery center payment rates by 1.4%, based on a projected update of 1.9% to the Consumer Price Index for urban consumers (“CPI-U”) and a negative 0.5% productivity adjustment as required by the Health Reform Law. For calendar year 2016, CMS has issued a final rule that increases ambulatory surgery center payment rates by 0.3%, reflecting a CPI-U update of 0.8% and a negative 0.5% productivity adjustment required by the Health Reform Law. In addition, CMS has established a quality reporting program for ambulatory surgery centers under which those that fail to report on required quality measures receive a two percentage point reduction in reimbursement. The Health Reform Law reduces reimbursement for ambulatory surgery centers in future years through a productivity adjustment based on the BLS 10-year moving average of changes in specified economy-wide productivity.

Managed Medicare

Managed Medicare plans, commonly known as Medicare Advantage, are contractual arrangements between CMS and private health plans to provide Medicare Part A, Part B and Part D benefits to beneficiaries who enroll in such plans. The Medicare program allows beneficiaries to choose enrollment in certain Medicare Advantage plans, which may be structured as HMOs, preferred provider organizations, or private fee-for-service plans. Nationally, approximately 26% of Medicare beneficiaries have elected to enroll in Medicare Advantage plans.

Legislative changes in 2003 increased reimbursement to managed Medicare Advantage plans and limited, to some extent, the financial risk to the companies offering the plans. Following these changes, the number of beneficiaries choosing to receive their Medicare benefits through such plans increased. However, between 2012 and 2016, the Health Reform Law reduces payments to Medicare Advantage plans to bring payments closer to the average costs of traditional Medicare beneficiaries. In the spring of 2010, the Congressional Budget Office (“CBO”) estimated that payments to Medicare Advantage plans would be reduced by $136 billion between 2010 and 2019, and CMS estimated that payments would be reduced by $145 billion. CMS has indicated that, for the majority of beneficiaries in calendar year 2016, Medicare Advantage premium rates will either remain stable or decrease slightly.

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

The federal government and many states from time to time consider altering the level of Medicaid funding or expanding Medicaid benefits in a manner that could adversely affect future levels of Medicaid reimbursement received by our hospitals. In recent years, the states in which we operate have experienced budget constraints because of increased costs and lower than expected tax collections, and many states have experienced or projected shortfalls in their budgets. Health and human services programs, including Medicaid and similar programs, represent a significant portion of state budgets. The states in which we operate responded to these budget concerns by decreasing funding for healthcare programs or making structural changes that resulted in a reduction to Medicaid hospital revenues. Additional Medicaid spending cuts or other program changes may be implemented in the states in which we operate. However, the Health Reform Law generally requires states to at least maintain the Medicaid eligibility standards established prior to the enactment of the law for children until October 1, 2019. The Health Reform Law also includes provisions allowing states to significantly expand their Medicaid program coverage. However, states that elect not to implement the law’s Medicaid expansion provisions may do so without the loss of existing federal Medicaid funding. As a result, a number of state governors and legislatures, including Texas and Louisiana, have chosen not to participate in the expanded Medicaid program. It is unclear how many states will ultimately implement the Medicaid expansion.

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

Private supplemental Medicaid reimbursement programs

Certain of our acute care hospitals receive supplemental Medicaid reimbursement, including reimbursement from programs for participating private hospitals that enter into indigent care affiliation agreements with public hospitals or county governments in the state of Texas. Under the CMS-approved programs, affiliated hospitals, including our Texas hospitals, have expanded the community healthcare safety net by providing indigent healthcare services. Participation in indigent care affiliation agreements by our Texas hospitals has resulted in an increase in acute care revenue by the hospitals’ entitlement to supplemental Medicaid inpatient reimbursement. In December 2011, CMS approved a five-year Texas Medicaid waiver that allows Texas to continue receiving supplemental Medicaid reimbursement while expanding its managed Medicaid programs. During fiscal years 2013, 2014, and 2015 we experienced significant delays in funding under these Texas supplemental reimbursement programs as the state continued to finalize rules and regulations governing the distribution of such funds.

Supplemental payment programs are being reviewed by certain other state agencies, and some states have made or may make waiver requests to CMS to replace their existing supplemental payment programs. These reviews and waiver requests will cause restructuring of such supplemental payment programs and could cause the payments to be reduced or eliminated. It also is unclear whether our revenues from these programs will be adversely affected as the Health Reform Law continues to be implemented.

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

As state governments seek to control the cost of their Medicaid programs, enrollment in managed Medicaid plans, including states in which we operate, has increased in recent years. In 2011 the Texas legislature and the Texas Health and Human Services Commission (“THHSC”) expanded Medicaid managed care enrollment in the state under a CMS approved five-year Medicaid waiver that allows Texas to expand its Medicaid managed care program while preserving hospital funding, provides incentive payments for healthcare improvements and directs more funding to hospitals that serve large numbers of uninsured patients. There may be additional expansion of managed Medicaid plans in the states in which we operate, and economic conditions or budgetary pressures may cause reductions in premium payments to these plans.

Disproportionate share hospital payments

Besides making payments for services provided directly to beneficiaries, Medicare makes additional payments to hospitals that treat a disproportionately large number of low-income patients (Medicaid and Medicare patients eligible to receive Supplemental Security Income). DSH payments are determined annually based on certain statistical information required by the Department and are calculated as a percentage addition to MS-DRG payments. The Health Reform Law provides for certain reductions to both the Medicare and Medicaid DSH payment systems. In July 2012, the CBO estimated that the Health Reform Law would result in $56 billion in reductions to Medicare and Medicaid DSH payments between 2013 and 2022.

Under the Health Reform Law, beginning in federal fiscal year 2014, Medicare DSH payments are reduced to 25% of the amount they would have been absent the law. The remaining 75% is effectively pooled, and this pool is reduced further each year by a formula that reflects reductions in the national level of uninsured who are under age 65. Thus, the greater the level of coverage for the previously uninsured, the more the Medicare DSH payment pool is reduced. Each hospital is paid, out of the reduced DSH payment pool, an amount allocated based upon its estimated cost of providing uncompensated care.

The federal government distributes federal Medicaid DSH funds to each state based on a statutory formula, and the states then distribute the DSH funding among hospitals that qualify based on state-specific criteria. The Health Reform Law, as modified by the Bipartisan Budget Act of 2013, provides for reductions to the Medicaid DSH hospital program in federal fiscal years 2016 through 2020 by the following amounts: 2016 ($1.2 billion); 2017 ($1.8 billion); 2018 ($5 billion); 2019 ($5.6 billion); and 2020 ($4 billion). The Jobs Creation Act, the American Taxpayer Relief Act of 2012 and the Bipartisan Budget Act of 2013 provide for additional Medicaid DSH reductions in federal fiscal years 2021, 2022 and 2023 estimated at $4.1 billion, $4.2 billion and $4.3 billion, respectively. CMS has issued a final rule establishing the methodology for allocating the cuts among the states based on the volume of Medicaid inpatients and levels of uncompensated care in each state. States largely retain the ability to manage the reduced allotments and to allocate these cuts among providers within the state. The majority of our Medicaid DSH is recognized by our Texas hospital operations.

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

Recovery Audit Contractor Reviews and Other Reviews

CMS contracts with third parties to promote the integrity of the Medicare program, including managed Medicare, through review of quality concerns and detection and correction of improper payments. Quality improvement organizations (“QIOs”) are groups of physicians and other healthcare quality experts that work on behalf of CMS to ensure that Medicare pays only for goods and services that are reasonable and necessary and that are provided in the most appropriate setting. RACs conduct post-payment reviews of Medicare providers and suppliers by employing data analysis techniques to identify those Medicare claims most likely to contain overpayments, and are paid on a contingency fee basis. RACs have been subject to a moratorium, and CMS has recently reduced the number of claims that RACs may audit by limiting the volume of records that RACs may request from hospitals based on each provider’s claim denial rate for the previous year.

As required by the Health Reform Law, each state has established a RAC program to audit Medicaid claims or has sought an exemption from CMS. States may coordinate with Medicaid RACs regarding recoupment of overpayments and refer suspected fraud and abuse to appropriate law enforcement agencies. In addition, under the Medicaid Integrity Program, CMS employs private contractors, referred to as MICs, to perform reviews and post-payment audits of Medicaid claims and identify overpayments. The Health Reform Law increased federal funding for the Medicaid Integrity Program. Besides MICs, several other contractors and state Medicaid agencies have increased their review activities.

Currently, there are significant delays in the assignment of new Medicare appeals to administrative law judges. In April 2015, the Office of Medicare Hearings and Appeals estimated that assignment of requests for hearings could be delayed for up to 28 months. Thus, we may experience a significant delay in appealing any RAC payment denials. In August 2014, the Department gave hospitals the option to settle disputed claims, offering to pay 68% of the net allowable amount in exchange for a hospital’s withdrawal of all medical claims appealed. Effective October 31, 2014, we accepted the Department’s settlement offer.

Managed Care

Managed care payors, including HMOs and preferred provider organizations, are organizations that provide insurance coverage and a network of healthcare providers to members for a fixed monthly premium. To control costs, these organizations typically contract with hospitals and other providers for discounted prices, review medical services to ensure that no unnecessary services are provided, increasingly implement quality standards, including refusing to pay for serious adverse events, and market providers within their networks to health plan members. A significant percentage of our overall payor mix is commercial managed care. We generally receive lower payments from commercial managed care payors than from traditional commercial/indemnity insurers for similar services.

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

Commercial insurers are continuing efforts to limit the payments for hospital services by adopting discounted payment mechanisms, including prospective payment or diagnosis related group-based payment systems, for more inpatient and outpatient services. In addition, commercial insurers increasingly are implementing quality standards, including refusing to pay for serious adverse events, similar to Medicare. If these efforts succeed, hospitals may receive reduced levels of reimbursement.

Charity Care

In the ordinary course of business, we provide care without charge to patients financially unable to pay for the healthcare services they receive. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in acute care revenue. We record revenue deductions for patient accounts that meet our guidelines for charity care. We provide charity care to patients with income levels below 200% of the federal poverty level (“FPL”). At all of our hospitals, a sliding scale of reduced rates is offered to all uninsured patients who are not covered through federal, state or private insurance, with incomes between 200% and 400% of the FPL.

Uninsured

In the ordinary course of business, we provide care to patients who do not have insurance coverage to pay for the healthcare services they receive, nor do they qualify for charity care, or other federal, state or county indigent care programs. These patients include those for whom we are required to provide treatment under the federal Emergency Medical Treatment and Labor Act (“EMTALA”), which imposes requirements upon physicians, hospitals and other facilities to provide certain emergency care regardless of a patient’s ability to pay for his or her care. We provide discounts for these patients to eliminate some of this financial burden. These patients often do not have the financial resources to fully reimburse our hospitals for the discounted services provided. While we typically pursue collection of these account balances, the patient’s lack of financial resources can cause reduced collection rates and increased bad debts.

Accountable Care Organizations

Pursuant to the Health Reform Law, the Department established Medicare Shared Savings Programs (“MSSPs”), which seek to promote accountability and coordination of care through the creation of Medicare ACOs. The program allows certain providers, including hospitals, physicians and other designated professionals, to voluntarily form Medicare ACOs and work together along with other Medicare ACO participants to invest in infrastructure and redesign delivery processes to achieve high quality and efficient delivery of services. The program is intended to produce savings as a result of improved quality and operational efficiency. Medicare ACOs that achieve quality performance standards established by the Department will be eligible to share in a portion of the amounts saved by the Medicare program. As authorized by the Health Reform Law, certain waivers are available from fraud and abuse laws for Medicare ACOs. As of January 2015, CMS has approved over 400 to participate as Medicare ACOs. We have applied for Medicare ACO status in certain markets. We are also pursuing similar initiatives with commercial insurers, with a focus on building clinically integrated high performance provider networks intended to compete in an environment where commercial insurers increasingly are implementing pay for performance and value-based purchasing reimbursement models similar to those contemplated by the Health Reform Law.

Bundled Payment Pilot Programs

The Health Reform Law created the Center for Medicare and Medicaid Innovation (the “CMS Innovation Center”) with responsibility for establishing demonstration projects and other initiatives in order to identify, develop, test and encourage the adoption of new methods of delivering and paying for healthcare that create savings under the Medicare and Medicaid programs, while improving quality of care. One initiative announced by the CMS Innovation Center is the Bundled Payments for Care Improvement (“BPCI”) initiative, a five-year voluntary, national pilot program on payment bundling for Medicare services. Under the BPCI initiative, organizations may enter into payment arrangements that include financial and performance accountability for episodes of care, models that are intended to lead to higher quality, more coordinated care at a lower cost to the Medicare program.

Another bundled payment initiative of the CMS Innovation Center is the Comprehensive Care for Joint Replacement model, which will begin in April 2016. Hospitals located in markets selected by CMS, including three of our facilities, will be required to participate in this alternative payment model for knee and hip replacements. Participating hospitals will be evaluated against quality standards and Medicare spending targets established by CMS for each episode of care. An episode of care begins with a patient’s hospital admission and includes all related care by the hospital and other providers within 90 days of discharge. Depending on whether overall CMS spending per episode exceeds or falls below the target and whether quality standards are met, hospitals may receive supplemental Medicare payments or owe repayments to CMS.

The Health Reform Law also provides for a bundled payment demonstration project for Medicaid services, but CMS has not yet implemented this project. The Department will select up to eight states to participate based on the potential to lower costs under the Medicaid program while improving care. State programs may target particular categories of beneficiaries, selected diagnoses or geographic regions of the state. The selected state programs will provide one payment for both hospital and physician services provided to Medicaid patients for certain episodes of inpatient care.

Premium, Service and Other Revenue

The following table provides the sources of Health Choice’s premium, service and other revenue by major product line:

	Year Ended September 30,
	2015	2014	2013
Medicaid and Medicaid MSO	85.7%	86.7%	90.1%
MAPD SNP	13.0	13.1	9.9
Other	1.3	0.2	—

Total	100.0%	100.0%	100.0%

Premium revenue is generated through capitated contracts, under which Health Choice provides healthcare services to enrollees for fixed periodic payments, based upon negotiated per capita member rates, and certain supplemental payments from the state of Arizona’s Medicaid agency, or Arizona Health Care Cost Containment System (“AHCCCS”), the state of Utah’s Medicaid agency and CMS. All capitation payments received by Health Choice are recognized as revenue in the month that members are eligible for healthcare services.

Medicaid Health Plans

Health Choice’s primary source of revenue is derived from contracts with state Medicaid programs in Arizona and Utah to provide specified health services to qualified Medicaid enrollees through contracted healthcare providers.

Effective October 1, 2013, Health Choice entered into a contract with AHCCCS with an initial term of three years, and includes two one-year renewal options at the discretion of AHCCCS. The contract is terminable without cause on 90 days written notice or for cause upon written notice if the Company fails to comply with any term or condition of the contract or fails to take corrective action as required to comply with the terms of the contract. Additionally, AHCCCS can terminate the contract in the event of the unavailability of state or federal funding.

In our 2014 fiscal year, Health Choice’s enrollment grew significantly as a result of Arizona’s expansion of its Medicaid program under the Health Reform Law, which includes increased eligibility for adults, children and pregnant women, and the restoration of eligibility to childless adults that were previously eliminated. The expansion of the state’s Medicaid program, effective January 1, 2014, under the Health Reform Law is expected to result in the addition of approximately 350,000 people to its Medicaid rolls over the next few years. This increase in enrolled members and premium revenue followed a period of several years in which AHCCCS tightened Medicaid eligibility standards in Arizona and decreased capitation rates paid to managed Medicaid contractors, reflecting state government budgetary pressures and a struggling state economy. If additional changes to the Arizona Medicaid program are implemented, our revenue and earnings could be significantly impacted.

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

Healthcare Exchange Insurance Plan

Effective October 1, 2013, Health Choice began offering insurance plans on the Arizona state insurance exchange through Health Choice Insurance Company, a wholly-owned subsidiary of Health Choice. This enables us to enroll members in our Exchange plan as they move between the Arizona state insurance exchange and Medicaid eligibility under AHCCCS.

Management and Administrative Services

Health Choice provides management and administrative services to its affiliated Health Choice Preferred ACO networks and through contracts with third party health plans. These services include member services, claims adjudication, provider network services, prior authorization, utilization management, clinical care coordination, case management, disease management and quality improvement programs. Revenue under these contracts are generated through performing these services in exchange for a contracted service fee and/or payments tied to incentives intended to produce high clinical quality and effective medical cost management.

Accountable Care Networks

Health Choice has continued to lead our provider network development efforts in Arizona, Utah and other markets through its Health Choice Preferred ACO network operations. These networks serve as contracting vehicles that allow our hospitals and affiliated network physicians to enter into risk and other performance-based contracts with third-party payors.

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

Healthcare Reform

The Health Reform Law changes how healthcare services are covered, delivered and reimbursed through expanded coverage of uninsured individuals, reduced growth in Medicare program spending, reductions in Medicare and Medicaid DSH payments and the establishment of programs where reimbursement is tied to clinical integration and quality of care. In addition, the Health Reform Law reforms certain aspects of health insurance, expands existing efforts to tie Medicare and Medicaid payments to performance and quality and contains provisions intended to strengthen fraud and abuse enforcement. The most significant provisions of the Health Reform Law that seek to decrease the number of uninsured individuals mostly became effective January 1, 2014. However, the employer mandate which requires companies with 50 or more employees to provide health insurance or pay fines, and insurer reporting requirements, will not be fully implemented until January 1, 2016. In addition, there were significant problems during the initial implementation of the federal online Exchange and certain state Exchanges that negatively affected the ability of individuals to enroll in Medicaid and to purchase health insurance. Further implementation issues, especially if not corrected in a timely manner, could lead to the federal government suspending the individual mandate tax penalties, further delays in uninsured individuals obtaining health insurance and an increase in the number of individuals who pay the tax penalties rather than purchasing health insurance. States may choose, without losing existing federal Medicaid funding, not to implement the Medicaid expansion provisions of the Health Reform Law, and in those states, the penalty for not carrying insurance will be waived for low-income residents.

Expanded Coverage

Based on estimates issued in March 2015, the Health Reform Law will expand coverage to 27 million previously uninsured individuals by 2025. This increased coverage will occur through a combination of public program expansion and private sector health insurance and other reforms.

Medicaid expansion. The primary public program coverage expansion is occurring through changes in Medicaid, and to a lesser extent, expansion of CHIP. The most significant changes expand the categories of individuals eligible for Medicaid coverage and permit individuals with relatively higher incomes to qualify. Since January 1, 2014, the Health Reform Law requires all state Medicaid programs to provide, and the federal government to subsidize, Medicaid coverage to virtually all adults under 65 years old with incomes at or under 133% of the FPL. However, states may opt out of the expansion without losing existing federal Medicaid funding. For those states that expand Medicaid coverage, the Health Reform Law also requires those states to apply a “5% income disregard” to the Medicaid eligibility standard, so that Medicaid eligibility will effectively be extended to those with incomes up to 138% of the FPL. A number of state governors and legislatures, including in Texas and Louisiana, have chosen not to participate in the expanded Medicaid program at this time; however, these states could choose to implement the expansion at a later date.

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

Private sector expansion. The expansion of health coverage through the private sector as a result of the Health Reform Law is occurring through requirements applicable to health insurers, employers and individuals. Each health plan must keep its annual non-medical costs lower than 15% of premium revenue for the group market and lower than 20% in the small group and individual markets or rebate its enrollees the amount spent in excess of the percentage. In addition, health insurers are not permitted to deny coverage to children based upon a pre-existing condition and must allow dependent care coverage for children up to 26 years old. Since January 1, 2014, health insurance companies are prohibited from imposing annual coverage limits, dropping coverage, excluding persons based upon pre-existing conditions or denying coverage for any individual who is willing to pay the premiums for such coverage.

Larger employers will be subject to new requirements and incentives to provide health insurance benefits to their full-time employees. Employers with 50 or more employees that do not offer health insurance will be subject to a penalty if an employee obtains government-subsidized coverage through an Exchange. The employer penalties will range from approximately $2,000 to $3,000 per employee per year, subject to certain thresholds and conditions. This requirement will not be fully implemented until January 1, 2016.

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

To facilitate the purchase of health insurance by individuals and small employers, the Health Reform Law mandates that each state establish or participate in an Exchange or default to a federally operated Exchange. Based on CBO estimates issued in March 2015, approximately 22 million nonelderly individuals will obtain their health insurance coverage through an Exchange by 2021. This amount will include individuals who were previously uninsured and individuals who have switched from their prior insurance coverage to a plan obtained through the Exchange. The Health Reform Law requires that the Exchanges be designed to make the process of evaluating, comparing and acquiring coverage simple for consumers. For example, each state’s Exchange must maintain an internet website through which consumers may access health plan ratings that are assigned by the state based on quality and price, view governmental health program eligibility requirements and calculate the actual cost of health coverage. Health insurers participating in the Exchange must offer a set of minimum benefits to be defined by the Department and may offer more benefits. Health insurers must offer at least two, and up to five, levels of plans that vary by the percentage of medical expenses that must be paid by the enrollee. These levels are referred to as platinum, gold, silver, bronze and catastrophic plans, with gold and silver being the two mandatory levels of plans. Each level of plan must require the enrollee to share the following percentages of medical expenses up to the deductible/co-payment limit: platinum, 10%; gold, 20%; silver, 30%; bronze, 40%; and catastrophic, 100%. Health insurers may establish varying deductible/co-payment levels, up to the statutory maximum. The health insurers must cover 100% of the amount of medical expenses in excess of the deductible/co-payment limit. For example, an individual making 100% to 200% of the FPL will have co-payments and deductibles reduced to about one-third of the amount payable by those with the same plan with incomes at or above 400% of the FPL.

Payments for Hospitals and Ambulatory Surgery Centers

Payment Reductions and Quality-based Payments. The Health Reform Law provides for Medicare, Medicaid and other federal healthcare program spending reductions between 2010 and 2019 and a permanent annual productivity adjustment that began in 2012. In July 2012, the CBO estimated that, between 2013 and 2022, the Health Reform Law reductions would include $415 billion in Medicare fee-for-service market basket and productivity reimbursement reductions, the majority of which will come from hospitals. The CBO estimate included an additional $56 billion in reductions in Medicare and Medicaid DSH funding. The Health Reform Law also establishes or expands a number of programs designed to promote value-based purchasing and to link payments to quality and efficiency. These items are discussed above in the section entitled “Sources of Revenue—Acute Care Revenue.”

Accountable care organizations. Pursuant to the Health Reform Law, the Department established the MSSP to facilitate coordination and cooperation among providers to improve the quality of care for Medicare fee-for-service beneficiaries and reduce unnecessary costs. Eligible providers, hospitals, and suppliers may participate in the MSSP by creating or participating in an ACO. To drive improvements in quality and operational efficiency, the MSSP rewards ACOs that decrease their growth in healthcare costs while meeting performance standards, as discussed above in the section entitled “Sources of Revenue—Acute Care Revenue.”

Bundled payment pilot programs. The CMS Innovation Center, established under the Health Reform Law, is responsible for testing innovative payment and service delivery models to reduce Medicare and Medicaid program expenditures while preserving or enhancing quality of care. The BPCI initiative, discussed above in the section entitled “Sources of Revenue—Acute Care Revenue”, for example, is comprised of four models of care that link payments for the multiple services a beneficiary receives during an episode of care. Organizations enter into payment arrangements that include financial and performance accountability, which may lead to higher quality and more coordinated care at a lower cost to the Medicare program.

Medicare managed care. Under the Medicare Advantage (“MA”) program, the federal government contracts with private health plans to provide inpatient and outpatient benefits to beneficiaries who enroll in such plans. Effective in 2014, the Health Reform Law requires Medicare Advantage plans to keep annual administrative costs lower than 15% of annual premium revenue. The Health Reform Law provides for additional reductions to Medicare Advantage plans, as discussed above in the section entitled “Sources of Revenue—Acute Care Revenue.”

Physician-owned hospitals. The Health Reform Law effectively prohibits the formation of physician-owned hospitals that participate in Medicare or Medicaid after December 31, 2010. While the Health Reform Law grandfathers existing physician-owned hospitals, including our facilities that have physician ownership, it does not allow these hospitals to increase the percentage of physician ownership and significantly restricts our ability to add beds, operating rooms and procedure rooms at such physician-owned facilities.

The Health Reform Law also imposes additional disclosure requirements on physician-owned hospitals. For example, a grandfathered physician-owned hospital is required to submit periodic reports listing each investor in the hospital, including all physician owners. In addition, grandfathered physician-owned hospitals must have procedures in place that require each referring physician owner to disclose to patients, with enough notice for the patient to make a meaningful decision regarding receipt of care, the physician’s ownership interest and, if applicable, any ownership interest held by the treating physician. A grandfathered physician-owned hospital also must disclose on its website and in any public advertising the fact that it has physician ownership. The Health Reform Law requires the Department to audit grandfathered physician-owned hospitals’ compliance with these requirements.

Program Integrity and Fraud and Abuse

The Health Reform Law changes healthcare fraud and abuse laws, provides additional enforcement tools to the government, increases cooperation between agencies by establishing mechanisms for sharing information and enhances criminal and administrative penalties for non-compliance. The Health Reform Law: (1) provides $350 million in increased federal funding over 10 years to fight healthcare fraud, waste and abuse; (2) expands the RAC program to include MA plans and Medicaid; (3) authorizes the Department, in consultation with the Office of the Inspector General (“OIG”), to suspend Medicare and Medicaid payments to a provider of services or a supplier pending an investigation of a credible allegation of fraud; (4) provides Medicare contractors with additional flexibility to conduct random prepayment reviews; and (5) tightens the requirements for returning overpayments made by governmental health programs and expands the federal False Claims Act (“FCA”) liability to include failure to report and return an overpayment within 60 days of identifying the overpayment or by the date a corresponding cost report is due, whichever is later.

Impact of Health Reform Law on Our Company

The expansion of health insurance coverage under the Health Reform Law may cause a material increase in the number of patients using our facilities who have either private or public program coverage. In addition, a disproportionately large percentage of the new Medicaid coverage is likely to be in states that have relatively low income eligibility requirements. Further, the Health Reform Law provides for a value-based purchasing program, the establishment of Medicare ACOs and bundled payment pilot programs, which will create possible sources of additional revenue.

However, it is difficult to predict the potential amount of additional revenue resulting from these elements of the Health Reform Law, because of uncertainty surrounding several material factors, including:

•	how many states will eventually implement the Medicaid expansion and under what terms;

•	the potential for further delays during open enrollment in or complications related to implementation of Exchanges and other parts of the Health Reform Law, which would continue to delay the anticipated overall expansion of insured individuals resulting from federal healthcare reform;

•	the possibility of enactment of additional federal or state healthcare reforms and possible amendments or changes to the Health Reform Law;

•	uncertainty regarding new or pending court challenges to elements of the Health Reform Law;

•	how many previously uninsured individuals will obtain coverage because of the Health Reform Law (based on the CBO March 2015 estimates, by 2025, the Health Reform Law will expand coverage to 27 million additional individuals);

•	what percentage of the newly insured patients will be covered under the Medicaid program and what percentage will be covered by private health insurers;

•	the extent to which states will enroll new Medicaid participants in managed care programs;

•	the pace at which insurance coverage expands, including the pace of different types of coverage expansion;

•	the change in the volume of inpatient and outpatient hospital services sought by and provided to previously uninsured individuals;

•	the potential that adverse selection and high acuity levels associated with newly insured individuals may negatively impact the operations of Health Choice;

•	the rate paid to hospitals by private payors and state governments for newly covered individuals, and individuals with existing coverage, including those covered through health plans offered through the Exchanges and those who might be covered under the Medicaid program;

•	the effect of the value-based purchasing provisions of the Health Reform Law on our hospitals’ revenue and the effects of other quality programs implemented;

•	the percentage of individuals in the Exchanges who select high deductible or restricted network plans, since health insurers offering those kinds of products have traditionally sought to pay lower rates to hospitals;

•	the extent to which employers will drop existing coverage of employees and their dependents, potentially resulting in those individuals purchasing coverage through the Exchange or enrolling in Medicaid;

•	uncertainty regarding future EHR incentives; and

•	whether the net effect of the Health Reform Law, including the prohibition on excluding individuals based on pre-existing conditions, the requirement to keep medical costs lower than a specified percentage of premium revenue, other health insurance reforms and the annual fee applied to all health insurers, will put pressure on the profitability of health insurers, which might cause them to reduce payments to hospitals regarding both newly insured individuals and their existing business.

The Health Reform Law provides for significant reductions in the growth of Medicare spending, reductions in Medicare and Medicaid DSH payments and the establishment of programs where reimbursement is tied to quality of care and clinical integration. Reductions in Medicare and Medicaid spending may significantly affect our business and could offset any positive effects of the Health Reform Law. It is difficult to predict potential revenue reductions resulting from reduced Medicare and Medicaid spending because of uncertainty regarding several material factors, including the following:

•	overall revenues we will generate from Medicare and Medicaid business when the reductions are implemented;

•	the size of the Health Reform Law’s annual productivity adjustment to the market basket in future years;

•	the Medicare DSH reductions, and the allocation to our hospitals of the Medicaid DSH reductions;

•	the potential losses in revenues resulting from the Health Reform Law’s quality initiatives;

•	how successful ACOs will be at coordinating care and reducing costs;

•	the scope and nature of potential changes to Medicare reimbursement methods, such as an emphasis on bundling payments or coordination of care programs; and

•	whether our revenues from private supplemental Medicaid reimbursement programs will be adversely affected because there may be fewer indigent, non-Medicaid patients for whom we provide services under these programs.

Because of the many variables, including the law’s complexity, continued delays or exceptions to employer mandates, uncertainty regarding the success and viability of the Exchanges, possible reductions in funding by Congress and future reductions in Medicare and Medicaid reimbursement, we cannot predict with certainty the net effect of the expected increases in insured individuals using our facilities, the reductions in Medicare spending and numerous other provisions in the Health Reform Law that may affect our business. Further, it is unclear how efforts to revise the Health Reform Law and remaining or new lawsuits will be resolved or what the impact would be of any resulting changes to the law. We cannot predict the impact on our Company of these continuing developments with respect to the Health Reform Law.

Licensure, Certification and Accreditation

Healthcare facility construction and operation is subject to extensive government regulation at the federal, state and local levels. Under these regulations, hospitals must meet requirements to be certified as hospitals and qualified to participate in government programs, including the Medicare and Medicaid programs. The requirements imposed include those relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, fire prevention, rate-setting and compliance with building codes and environmental protection laws. Our facilities also are subject to periodic inspection by governmental and other authorities to assure continued compliance with the standards necessary for licensing and accreditation. We believe that all of our operating healthcare facilities are properly licensed under state healthcare laws, but we cannot assure you that government agencies or other entities enforcing licensure requirements would find our facilities in compliance with such requirements. Failure to meet these requirements may result in loss of license or the ability to participate in government programs as well as civil and criminal penalties.

All of our operating hospitals are certified under the Medicare program and are accredited by either Det Norske Veritas (“DNV”) or The Joint Commission, the effect of which is to permit the facilities to participate in the Medicare and Medicaid programs. If any facility loses its accreditation, the facility would be subject to state surveys, potentially be subject to increased scrutiny by CMS and likely lose payment from non-government payors. We intend to conduct our operations in compliance with current applicable federal, state, local and independent review body regulations and standards, but we cannot assure you that government agencies or other entities enforcing such requirements would find our facilities in compliance with such requirements. Licensure, certification, or accreditation requirements also may require notification or approval if certain transfers or changes in ownership or organization occur. Requirements for licensure, certification and accreditation are subject to change and, to remain qualified, we may need to change our facilities, equipment, personnel and services.

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

Among these statutes is a section of the Social Security Act, known as the federal anti-kickback statute. This law prohibits providers and others from soliciting, receiving, offering or paying, directly or indirectly, any remuneration intending to generate referrals or orders for services or items covered by a federal healthcare program. Courts have interpreted this law broadly and held that it violates the anti-kickback statute if just one purpose of the remuneration is to generate referrals, even if there are other lawful purposes. The Health Reform Law further provides that knowledge of the law or intent to violate the law is not required to establish a violation of the anti-kickback statute.

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

The OIG, among other regulatory agencies, identifies and engages in enforcement actions regarding fraud, abuse and waste. The OIG carries out this mission through a nationwide program of audits, investigations and inspections. To provide guidance to healthcare providers, the OIG has from time to time issued “fraud alerts” that, although they do not have the force of law, identify features of a transaction that may indicate that the transaction could violate the anti-kickback statute or other federal healthcare laws. The OIG has identified several incentive arrangements as potential violations, including:

•	payment of any incentive by the hospital when a physician refers a patient to the hospital;

•	use of free or significantly discounted office space or equipment for physicians in facilities usually located close to the hospital;

•	provision of free or significantly discounted billing, nursing, or other staff services;

•	free training for a physician’s office staff, including management and laboratory techniques;

•	guarantees that provide that, if the physician’s income fails to reach a predetermined level, the hospital will pay any portion of the remainder;

•	low-interest or interest-free loans, or loans that may be forgiven if a physician refers patients to the hospital;

•	payment of the costs of a physician’s travel and expenses for conferences or a physician’s continuing education courses;

•	coverage on the hospital’s group health insurance plans at an inappropriately low cost to the physician;

•	rental of space in physician offices, at other than fair market value terms, by persons or entities to which physicians refer;

•	payment for services that require few substantive duties by the physician, or payment for services over the fair market value of the services rendered;

•	“gainsharing,” the practice of giving physicians a share of any reduction in a hospital’s costs for patient care attributable in part to the physician’s efforts; or

•	physician-owned entities (often referred to as physician-owned distributorships or PODs) that derive revenue from selling, or arranging for the sale of implantable medical devices ordered by their physician-owners for use on procedures that physician-owners perform on their own patients at hospitals or ambulatory surgery centers.

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

We have a variety of financial relationships with physicians who refer patients to our hospitals. Physicians have an ownership interest in nine of our full service acute care hospitals. We also have other joint venture relationships with physicians and contracts with physicians providing for a variety of financial arrangements, including employment contracts, leases and professional service agreements. We provide financial incentives to recruit physicians to relocate to communities served by our hospitals, including minimum cash collections guarantees and forgiveness of repayment obligations. Although we have established policies and procedures to help ensure that our arrangements with physicians comply with current law and interpretations, we cannot assure you that regulatory authorities that enforce these laws will not determine that some violate the anti-kickback statute or other applicable laws. Violation of the anti-kickback statute is a felony, and such a determination could subject us to liabilities under the Social Security Act, including criminal penalties of imprisonment or fines, civil penalties up to $50,000 per violation, damages up to three times the total improper payment to the referral source and exclusion from participation in Medicare, Medicaid or other federal healthcare programs, any of which could have a material adverse effect on our business, financial condition or results of operations.

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

Some of these provisions, including the federal Civil Monetary Penalties Law, require a lower burden of proof than other fraud and abuse laws, including the federal anti-kickback statute. Civil monetary penalties that may be imposed under the federal Civil Monetary Penalty Law range from $10,000 to $50,000 per act, and sometimes may cause penalties of up to three times the remuneration offered, paid, solicited or received. In addition, a violator may be subject to exclusion from federal and state healthcare programs. Federal and state governments increasingly use the federal Civil Monetary Penalty Law, especially where they believe they cannot meet the higher burden of proof requirements under the federal anti-kickback statute. The Bipartisan Budget Act of 2015 requires civil monetary penalties, including those for violations of the anti-kickback statute, to increase by up to 150% by August 1, 2016, and to increase annually thereafter based on updates to the Consumer Price Index.

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) broadens the fraud and abuse laws by adding several criminal provisions for healthcare fraud offenses that apply to all health benefit programs. This act also created new enforcement mechanisms to combat fraud and abuse, including the Medicare Integrity Program and an incentive program under which individuals can receive up to $1,000 for providing information on Medicare fraud and abuse that leads to the recovery of at least $100 of Medicare funds. In addition, federal enforcement officials now can exclude from Medicare and Medicaid any investors, officers and managing employees associated with business entities that have committed healthcare fraud. This act establishes a violation for the payment of inducements to Medicare or Medicaid beneficiaries to influence those beneficiaries to order or receive services from a particular provider or practitioner.

The Social Security Act also includes a provision commonly known as the “Stark Law.” This law prohibits physicians from referring Medicare patients to entities with which they or any of their immediate family members have a financial relationship for the provision of certain designated health services that are reimbursable by Medicare or Medicaid, including inpatient and outpatient hospital services. The law also prohibits the entity from billing the Medicare program for any items or services that stem from a prohibited referral and requires the entity to refund amounts received for items or services provided pursuant to the prohibited referral on a timely basis. Failure to refund amounts received as a result of a prohibited referral on a timely basis may constitute a false or fraudulent claim and may result in civil penalties and additional penalties under the FCA. Sanctions for violating the Stark Law also include denial of payment (and obligation to repay amounts improperly received) and civil monetary penalties up to $15,000 per item or service improperly billed and exclusion from the federal healthcare programs. The statute also provides for a penalty of up to $100,000 for a scheme intended to circumvent the Stark Law prohibitions. The Bipartisan Budget Act of 2015 requires these penalties to increase annually beginning in 2016, as described above. There are several exceptions to the Stark Law, including an exception for a physician’s ownership interest in an entire hospital, although the Health Reform Law significantly restricts this exception. There also are exceptions for many of the customary financial arrangements between physicians and providers, including employment contracts, leases, professional services agreements and recruitment agreements. Unlike safe harbors under the anti-kickback statute, with which compliance is voluntary, an arrangement must comply with every requirement of the Stark Law exception or the arrangement violates the Stark Law. Further, intent does not have to be proven to establish a violation of the Stark Law.

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

Historically, the Stark Law has contained an exception, commonly referred to as the “whole-hospital” exception, allowing physicians to own an interest in an entire hospital, as opposed to an interest in a hospital department. However, the Health Reform Law significantly narrows the Stark Law’s whole-hospital exception. Specifically, the whole-hospital exception is available only to hospitals that had physician ownership in place as of March 23, 2010, and a Medicare provider agreement effective as of December 31, 2010. The Health Reform Law and implementing regulations issued by CMS prevent the formation of new physician-owned hospitals that participate in Medicare or Medicaid. While the amended whole-hospital exception grandfathers certain existing physician-owned hospitals, including nine of ours, it prohibits a grandfathered hospital from increasing its aggregate percentage of physician ownership beyond the aggregate level in place as of March 23, 2010. In 2015, CMS issued a final rule that changes the methodology for calculating the baseline level of ownership effective January 1, 2017. A grandfathered physician-owned hospital may not increase its aggregate number of operating rooms, procedure rooms, and beds for which it is licensed beyond the number as of March 23, 2010, subject to limited exceptions. A grandfathered physician-owned hospital must comply with several additional requirements, including not conditioning any physician ownership directly or indirectly on the owner making or influencing referrals, not offering any ownership interests to physician owners on more favorable terms than those offered to non-physicians and not providing any guarantee to physician owners to purchase other business interests related to the hospital. Further, a grandfathered hospital cannot have been converted from an ambulatory surgery center to a hospital.

The whole-hospital exception, as amended, also contains additional disclosure requirements. For example, a grandfathered physician-owned hospital is required to submit periodic reports listing each investor in the hospital, including all physician owners. Although CMS has delayed the collection of annual reporting data until further notice, the agency recently released a new form for the annual disclosures. In addition, grandfathered physician-owned hospitals must have procedures in place that require each referring physician owner to disclose to patients, with enough notice for the patient to make a meaningful decision regarding receipt of care, the physician’s ownership interest and, if applicable, any ownership interest held by the treating physician. A grandfathered physician-owned hospital also must disclose on its website and in any public advertising the fact that it has physician ownership. The Health Reform Law requires the Department to audit grandfathered physician-owned hospitals’ compliance with these requirements.

Besides the restrictions and disclosure requirements applicable to physician-owned hospitals in the Health Reform Law, CMS regulations require physician-owned hospitals and their physician owners to disclose certain ownership information to patients. Physician-owned hospitals that receive referrals from physician owners must disclose in writing to patients that such hospitals are owned by physicians and that patients may receive a list of the hospitals’ physician investors upon request. A physician-owned hospital must require all physician owners who are members of the hospital’s medical staff to agree, as a condition of continued medical staff membership or admitting privileges, to disclose in writing to all patients whom they refer to the hospital their (or an immediate family member’s) ownership interest in the hospital. A hospital is physician-owned if any physician, or an immediate family member of a physician, holds debt, stock or other types of investment in the hospital or in any owner of the hospital, excluding physician ownership through publicly traded securities that meet certain conditions. If a hospital fails to comply with these regulations, the hospital could lose its Medicare provider agreement and be prevented from participating in Medicare.

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

When a defendant is determined by a court of law to be liable under the FCA, the defendant must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 to $11,000 for each separate false claim. The Bipartisan Budget Act of 2015 requires these penalty amounts to increase by up to 150% by August 1, 2016, and to increase annually thereafter based on updates to the Consumer Price Index. Settlements entered into prior to litigation usually involve a less severe calculation of damages. There are many potential bases for liability under the FCA, including knowingly and improperly avoiding repayment of an overpayment received from the government and the knowing failure to report and return an overpayment within 60 days of identifying the overpayment or by the date a corresponding cost report is due, whichever is later. Liability often arises when an entity knowingly submits a false claim for reimbursement to the federal government. The FCA broadly defines the term “knowingly.” Although simple negligence will not give rise to liability under the FCA, submitting a claim with reckless disregard to its truth or falsity can constitute “knowingly” submitting a false claim and result in liability. The Health Reform Law provides that submission of a claim for an item or service generated in violation of the anti-kickback statute constitutes a false or fraudulent claim under the FCA. Sometimes, whistleblowers, the federal government and courts have claimed that providers that allegedly have violated other statutes, such as the Stark Law, have submitted false claims under the FCA.

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

HIPAA Administrative Simplification and Privacy and Security Requirements

The HIPAA administrative simplification provisions are intended to encourage electronic commerce in the healthcare industry. These provisions require the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. HIPAA also requires that each provider use a National Provider Identifier. In addition, the Health Reform Law requires the Department to adopt standards for additional electronic transactions and to establish operating rules to promote uniformity in the implementation of each standardized electronic transaction. The Department has established operating rules for healthcare electronic funds transfers and remittance advice transactions. Further, all healthcare providers and plans covered by HIPAA were required to transition, by October 1, 2015, to updated standard code sets to report certain diagnoses and procedures, known as ICD-10 code sets.

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

The privacy and security regulations have and will continue to impose significant costs on our facilities in order to comply with these standards. Violations of the HIPAA privacy and security regulations may result in civil and criminal penalties, which have been significantly increased by the Health Information Technology for Economic and Clinical Health Act (“HITECH”). Further, the Department is required to perform compliance audits, which may result in increased enforcement activity. In addition, state attorneys general may bring civil actions seeking either injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents. The Department is required to impose penalties for violations resulting from willful neglect.

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

The Emergency Medical Treatment and Labor Act

The federal EMTALA was adopted by Congress in response to reports of a widespread hospital emergency room practice of “patient dumping.” At the time of the enactment, patient dumping was considered to have occurred when a hospital capable of providing the needed care sent a patient to another facility or turned the patient away based on such patient’s inability to pay for his or her care. The law imposes requirements upon physicians, hospitals and other facilities that provide emergency medical services. Such requirements pertain to what care must be provided to anyone who comes to such facilities seeking care before they may be transferred to another facility or otherwise denied care. The government broadly interprets the law to cover situations in which individuals do not present to a hospital’s emergency department, but present for emergency examination or treatment to the hospital’s campus or to a hospital-based clinic that treats emergency medical conditions or are transported in a hospital-owned ambulance, subject to certain exceptions. At least one court has interpreted the law also to apply to a hospital notified of a patient’s pending arrival in a non-hospital owned ambulance. Sanctions for violations of this statute include termination of a hospital’s Medicare provider agreement, exclusion of a physician from participation in Medicare and Medicaid programs and civil monetary penalties. In addition, the law creates private civil remedies that enable an individual who suffers personal harm because of a violation of the law, and a medical facility that suffers a financial loss because of another participating hospital’s violation of the law, to sue the offending hospital for damages and equitable relief. We can give no assurance that governmental officials responsible for enforcing the law, individuals or other medical facilities will not assert from time to time that our facilities violate this statute.

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

Healthcare Industry Investigations

Significant media and public attention has focused in recent years on the hospital industry, which has led to increasing scrutiny of the industry by government investigators and private parties pursuing civil lawsuits. In addition, government agencies and their agents, including MACs, may conduct audits of our healthcare operations. Private payors may conduct similar audits, and we also perform internal audits and monitoring.

Our substantial Medicare, Medicaid and other governmental billings may result in heightened scrutiny of our operations. We continue to monitor all aspects of our business and have developed a compliance program to assist us in gaining comfort that our business practices follow both legal principles and current industry standards. However, because the law is complex and constantly evolving, we cannot assure you that government investigations will not result in interpretations inconsistent with industry practices, including ours. In public statements surrounding current investigations, governmental authorities have taken positions on several issues, including some for which little official interpretation previously has been available, that appear to be inconsistent with practices that have been common within the industry and that previously have not been challenged in this manner. In some cases, government investigations that have in the past been conducted under the civil provisions of federal law may now be conducted as criminal investigations.

Federal and state government agencies have increased their focus on and coordination of civil and criminal enforcement efforts throughout the healthcare industry. The Health Reform Law allocates $350 million of additional federal funding through 2020 to fight healthcare fraud, waste and abuse. The OIG and the Department of Justice have, from time to time, established national enforcement initiatives, focusing on specific providers, billing practices, or other suspected areas of abuse. Many current healthcare investigations are based on national initiatives in which federal agencies target an entire segment of the healthcare industry. One example is the federal government’s initiative regarding hospital providers’ improper requests for separate payments for services rendered to a patient on an outpatient basis within three days prior to the patient’s admission to the hospital, where reimbursement for such services is included as part of the reimbursement for services furnished during an inpatient stay. In addition to national enforcement initiatives, federal and state investigations have addressed to several issues associated with healthcare operations, including: hospital charges and collection practices for uninsured and indigent patients; cost reporting and billing practices; hospitals with high Medicare outlier payments; recruitment arrangements with physicians; and financial arrangements with referral sources. The federal government has indicated that it plans to expand its use of civil monetary penalties and Medicare program exclusions to focus on those in the healthcare industry who accept kickbacks or present false claims, in addition to the federal government’s continuing efforts to focus on the companies that offer or pay kickbacks.

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

Certificates of Need

In some states, the construction of new facilities, acquisition of existing facilities or addition of new beds or services might have to be reviewed by state regulatory agencies under a certificate of need program. Certificate of need laws require state agency determination of public need and approval prior to the addition of beds or services or other capital expenditures. Failure to obtain necessary state approval can cause the inability to expand facilities, add services and complete an acquisition or change ownership. Further, violation may cause the imposition of civil sanctions or the revocation of a facility’s license. We currently do not operate any of our hospital operations in any state that we believe has materially restrictive certificate of need laws.

Insurance Industry Regulations

The federal and state governments in the United States continue to enact and seriously consider many broad-based legislative and regulatory proposals that could materially impact various aspects of our business.

The Health Reform Law

The Health Reform Law mandates broad changes affecting insured and self-insured health benefit plans that impact our current business model, including our relationship with current and future customers, producers and healthcare providers, products, services, processes and technology. Because individuals seeking to purchase health insurance coverage on the exchanges are guaranteed to be issued a policy, the Health Reform Law provides three programs designed to reduce the risk for participating health insurance companies:

•	a three-year (2014-2016) reinsurance program for non-grandfathered individual business sold either on or off the public exchanges that began in 2014. This program is designed to provide reimbursement for high cost individual customers and will be funded by the per-customer reinsurance fee assessed against insurers and self-insured group health plans;

•	a three-year (2014-2016) risk corridor program put in place to limit insurer gains and losses and protect against inaccurate rate setting at the outset of the new program; and

•	a permanent risk adjustment program that will transfer funds from lower risk to higher risk plans based on the relative health risk scores of plan participants.

We have implemented the provisions of the Health Reform Law that are currently in effect and we continue our implementation planning for those provisions that take effect in the future. Management continues to closely monitor the implementation of the Health Reform Law and is actively engaged with regulators and policymakers with respect to rule-making.

Health Choice Considerations

Health Choice is subject to state and federal laws and regulations, and CMS, AHCCCS and the state Medicaid agency in Utah may audit Health Choice to determine the Plan’s compliance with such standards. Health Choice must file periodic reports demonstrating satisfaction of certain financial viability standards with CMS, the Utah Department of Insurance, the National Association of Insurance Commissioners (“NAIC”), the state Medicaid agency in Utah and AHCCCS. Health Choice must provide its enrollees with certain mandated benefits and must meet certain quality assurance and improvement requirements. Health Choice must also comply with the electronic transactions regulations and privacy and security standards of HIPAA.

The federal anti-kickback statute prohibits the payment, solicitation, offering or receipt of any form of remuneration in return for the referral of federal healthcare program patients or any item or service reimbursed, in whole or in part, by any federal healthcare program. Similar anti-kickback statutes have been adopted in Arizona and Utah, which apply regardless of the source of reimbursement. The Department has adopted safe harbor regulations specifying the following relationships and activities deemed not to violate the federal anti-kickback statute that specifically relate to managed care:

•	waivers by HMOs of Medicare and Medicaid beneficiaries’ obligation to pay cost-sharing amounts or to provide other incentives to attract Medicare and Medicaid enrollees;

•	certain discounts offered to prepaid health plans by contracting providers;

•	certain price reductions offered to eligible managed care organizations; and

•	certain price reductions offered by contractors with substantial financial risk to managed care organizations.

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

Licensing

Our HMO and third-party payor subsidiaries must be licensed by the jurisdictions in which they conduct business. These subsidiaries are subject to numerous state, federal and international regulations related to their business operations, including, but not limited to:

•	the form and content of customer contracts including benefit mandates (including special requirements for small groups);

•	premium rates and medical loss ratios;

•	the content of agreements with participating providers of covered services;

•	producer appointment and compensation;

•	claims processing and appeals;

•	underwriting practices;

•	reinsurance arrangements;

•	unfair trade and claim practices;

•	protecting the privacy and confidentiality of the information received from customers;

•	risk sharing arrangements with providers;

•	reimbursement or payment levels for Medicare services;

•	advertising; and

•	the operation of consumer-directed plans (including health savings accounts, health reimbursement accounts, flexible spending accounts and debit cards).

Our operations, accounts and other books and records are subject to examination at regular intervals by regulatory agencies, including state insurance and health and welfare departments, state boards of pharmacy and CMS to assess compliance with applicable laws and regulations.

Solvency and Capital Requirements

Many states have adopted some form of the NAIC model solvency-related laws and risk-based capital rules (“RBC rules”) for life and health insurance companies. The RBC rules recommend a minimum level of capital depending on the types and quality of investments held, the types of business written and the types of liabilities incurred. If the ratio of the insurer’s adjusted surplus to its risk-based capital falls below statutory required minimums, the insurer could be subject to regulatory actions ranging from increased scrutiny to conservatorship.

Marketing, Advertising and Products

In most states, our HMO subsidiaries are required to certify compliance with applicable advertising regulations on an annual basis. Our HMO subsidiaries are also required in most states to file and secure regulatory approval of products prior to the marketing, advertising, and sale of such products.

Medicare and Medicaid Regulations

Several of our subsidiaries engage in businesses that are subject to federal (and state) Medicare and Medicaid regulations.

Our right to obtain payment (and the determination of the amount of such payments), enroll and retain members and expand into new service areas is subject to compliance with CMS’ and state Medicaid administrators’ numerous and complex regulations and requirements that are frequently modified and subject to administrative discretion. The marketing and sales activities (including those of third-party brokers and agents) are also heavily regulated by CMS and other governmental agencies, including applicable state departments of insurance. We expect to continue to allocate significant resources to our compliance, ethics and fraud, waste and abuse monitoring programs to comply with the laws and regulations governing the Medicare and Medicaid programs.

Health Insurance Portability and Accountability Act Regulations

HIPAA imposes requirements on health insurers, HMOs, health plans, healthcare providers and clearinghouses. Health insurers and HMOs are further subject to regulations related to guaranteed issuance (for groups with 50 or fewer lives), guaranteed renewal, and portability of health insurance.

HIPAA also imposes minimum standards for the privacy and security of protected health information. HIPAA’s privacy and security requirements were expanded by the HITECH, which enhanced penalties for HIPAA violations and requires regulated entities to provide notification to various parties in the event of a breach of unsecured protected health information. Regulations pursuant to HITECH continue to be promulgated and are monitored and implemented as they are finalized.

Holding Company Laws

Our HMOs are subject to state laws regulating subsidiaries of insurance holding companies. Under such laws, certain dividends, distributions and other transactions between an HMO subsidiary and its affiliates may require notification to, or approval by, one or more state insurance commissioners.

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

We do not expect our obligations under these or other applicable environmental laws and requirements to have a material effect on us. In our operations, we also may identify other conditions at our facilities, such as water intrusion or the presence of mold or fungus, which warrant action, and we can incur additional costs to address those conditions. Under various environmental laws, we also may be required to investigate, clean up or contribute to the cost of cleaning up substances or wastes that have been released into the environment either at properties owned or operated by us or our predecessors or at other properties to which substances or wastes from our operations were sent for off-site treatment or disposal. These obligations may be imposed without regard to fault, and liability for environmental remediation can be substantial. While we cannot predict whether or to what extent we might be held responsible for such cleanup costs in the future, as of the date of this Report, we have not identified any environmental cleanup costs or liabilities that would be expected to have a material effect on us.

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

For our fiscal year 2016, our self-insured retention for professional and general liability coverage remains unchanged at $7.0 million for the first claim and $5.0 million for each additional claim, with an excess aggregate limit of $55.0 million, and maximum coverage under our insurance policies of $75.0 million. Our self-insurance reserves for estimated claims incurred but not yet reported is based upon estimates determined by third-party actuaries. Funding for the self-insured retention of such claims is derived from operating cash flows. We cannot assure you this insurance will continue to be available at reasonable prices that will allow us to maintain adequate levels of coverage. We also cannot assure you that our cash flow will be adequate to provide for professional and general liability claims.

Our Information Systems

We use a common information systems platform across all of our hospitals. In October of 2015, we entered into an agreement with Cerner Corporation to implement an integrated EHR and revenue cycle system across our acute care operations. We expect to make significant investments in this new system through our 2019 fiscal year, as it is implemented across our operations. We currently use McKesson’s clinical, patient accounting, laboratory, radiology and decision support software and Lawson’s financial application and enterprise resource planning software. We use other vendors for specialized information systems needs for our decision support, emergency and radiology departments.

Our information systems are essential to the following areas of our business operations, among others:

•	patient accounting, including billing and collection of net patient revenue;

•	financial, accounting, reporting and payroll;

•	coding and compliance;

•	laboratory, radiology and pharmacy systems;

•	EHRs;

•	materials and asset management;

•	negotiating, pricing and administering our managed care contracts; and

•	monitoring quality of care and collecting data on quality measures for full Medicare payment updates.

Utilizing a common information systems platform across all our hospitals allows us to:

•	enhance patient safety, automate medication administration and increase staff time available for direct patient care;

•	optimize staffing levels according to patient volumes, acuity and seasonal needs at each facility;

•	perform product line analyses;

•	continue to meet or exceed quality of care indicators;

•	monitor registration, billing, collections, managed care contract compliance and all other aspects of our revenue cycle;

•	control supply costs by complying with our group purchasing organization contract; and

•	monitor financial results.

The cost of maintaining our information systems has increased significantly in recent years, partially due to the impact of implementing and demonstrating meaningful use of certified EHR technology. Information systems maintenance expense was $12.2 million and $15.9 million for the years ended September 30, 2015 and 2014, respectively.

HITECH included approximately $26.0 billion in funding for various healthcare information technology (“IT”) initiatives, including Medicare and Medicaid incentives for eligible hospitals and professionals to adopt and meaningfully use certified EHR technology (“EHR Incentive Programs”). Eligible providers that fail to demonstrate meaningful use of certified EHR technology are subject to reduced payments from Medicare, beginning in 2015. Implementation of the EHR Incentive Programs has been divided into three stages with increasing requirements for participation. Stage 1 required providers to meet meaningful use objectives specified by CMS, which included electronically capturing health information in structured format, tracking key clinical conditions for coordination of care purposes, implementing clinical decision support tools to facilitate disease and medication management, using EHRs to engage patients and families, and reporting clinical quality measures and public health information. Our hospitals, and several physician clinics, substantially met the Stage 1 requirements in fiscal year 2012. Stage 2 introduced several new meaningful use measures, and imposed stricter requirements on certain existing Stage 1 measures. As of the date of this Report, all of our hospitals have met the Stage 2 meaningful use criteria. On October 16, 2015, CMS established new standards for continued participation in the EHR Incentive Programs for 2015 through 2017, replacing the then-current criteria with “Modified Stage 2” criteria. CMS also specified the Stage 3 criteria for continued participation in the EHR Incentive Programs. The Stage 3 criteria will be optional in 2017 and mandatory in 2018. Though we expect to continue to incur certain non-productive and other operating costs, and additional investments in hardware and software, we believe our historical investments in advanced clinical and other information systems, and quality of care programs, provides a solid platform to build upon for timely compliance with the healthcare IT initiatives and requirements of HITECH. During the years ended September 30, 2015, 2014 and 2013, we recognized income from the EHR Incentive Programs totaling $6.9 million, $14.4 million and $20.7 million, respectively.

Our Health Choice managed care risk platform relies on certain information systems and applications for its for day-to-day business functions. We use such systems to optimize coordination of plan member care, adjudication of claims and provider reimbursement, utilization and disease management, among other things. Additionally, our call centers rely on specialized telephone systems to receive, route and monitor calls and to provide our service representatives access to the information they need to serve our members and providers. Our infrastructure and capabilities enable our MSO to provide care management, population health and administrative services in existing and new geographic markets. In some scenarios depending upon client need, we may rely on the interface of our Heath Choice systems with the information systems of our MSO clients. We believe our capacity to interface our operations and systems with our clients’ information systems in an effective manner differentiates us from many of our MSO competitors.

Employees and Medical Staff

As of September 30, 2015, we had approximately 13,400 employees, including more than 2,900 part-time employees. We consider our employee relations to be good. We recruit and retain nurses and medical support personnel by creating a desirable, professional work environment, providing competitive wages, benefits and long-term incentives, and providing career development and other training programs. To supplement our current employee base, we have expanded our relationship with local colleges and universities, including our sponsorship of nursing scholarship programs, in our markets.

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

Our Health Choice operations are staffed by more than 400 managed care professionals, with integrated operations in three locations. These professionals include various medical specialists that oversee the proper adjudication and administration of health services, such as medical directors, pharmacists, dental consultants, care coordinators and care navigators. Additionally, to provide optimal patient care, we employ administrative personnel such as claims examiners, claims adjudicators and database engineers.

Compliance Program

Our compliance program is designed to ensure that we maintain high standards of conduct in the operation of our business and implement policies and procedures so employees act in compliance with all applicable laws, regulations and Company policies. We believe that the organizational structure of our compliance satisfies the seven elements of an effective compliance program published by the OIG. Our compliance program includes a compliance committee of our Board of Directors, a corporate management compliance committee and local management compliance committees at each of our hospitals. These committees have the oversight responsibility for the effective development and implementation of our program. Our Vice President of Ethics and Business Practices, who reports directly to our Chief Executive Officer and to the compliance committee of our Board of Directors, serves as Chief Compliance Officer and is charged with direct responsibility for the development and implementation of our compliance program. Other features of our compliance program include the designation of a Regional Compliance Officer for each of our hospitals, periodic ethics and compliance training and effectiveness reviews, and the development and implementation of policies and procedures, including a mechanism for employees to report, without fear of retaliation, any suspected legal or ethical violations.

Seasonality

The patient volumes and net revenue at our facilities are subject to seasonal variations and typically are greater during the quarter ended March 31 than other quarters. These seasonal variations are caused by several factors, including, without limitation, seasonal cycles of illness, climate and weather conditions in our markets, vacation patterns of both patients and physicians and other factors relating to the timing of elective procedures and patient deductibles and co-insurance limits.

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

You should carefully consider the following risks and the other information included in this Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and footnotes. We have presented the below risks as “Risks related to our acute care operations and company generally,” “Risks related to our managed care operations,” and “Risks related to our capital structure.” Any of these risks could materially and adversely affect our business, financial condition or results of operations, and the factors that we identify as risks to a particular segment of our business could materially affect another segment of our business or our Company generally. The risks described below are not the only risks we face. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial also may materially and adversely affect our business, financial condition or results of operations.

Risks Related to Our Acute Care Operations and Company Generally

Changes in governmental healthcare programs may reduce our revenues.

Governmental healthcare programs, principally Medicare and Medicaid, including managed Medicare and managed Medicaid, accounted for 42.2%, 44.0% and 43.5% of our hospitals’ net patient revenue before the provision for bad debts for the years ended September 30, 2015, 2014 and 2013, respectively. However, in recent years legislative and regulatory changes have limited, and sometimes reduced, the levels of payments that our hospitals receive for various services under Medicare, Medicaid and other federal healthcare programs. The BCA provides for spending on program integrity initiatives intended to reduce fraud and abuse under the Medicare program. The BCA requires automatic spending reductions of $1.2 trillion for federal fiscal years 2013 through 2021, minus any deficit reductions enacted by Congress and debt service costs. However, the percentage reduction for Medicare may not be more than 2% for a fiscal year, with a uniform percentage reduction across all Medicare programs. These automatic spending reductions are commonly referred to as “sequestration.” Sequestration began on March 1, 2013, with CMS imposing a 2% reduction on Medicare claims beginning April 1, 2013. These spending reductions have been extended through federal fiscal year 2025. We cannot predict what other deficit reduction initiatives may be proposed by the President or the Congress or whether the President and the Congress will restructure or suspend sequestration. Changes in the law to end or restructure sequestration may cause greater spending reductions than required by the BCA.

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

Beginning in 2014, the Health Reform Law provided for significant expansion of the Medicaid program, but the Department may not penalize states that do not implement the Medicaid expansion provisions by withholding existing federal Medicaid funding. As a result, a number of states have opted not to implement the expansion, including Texas and Louisiana. Our Texas hospitals participate in private supplemental Medicaid reimbursement programs that are structured to expand the community safety net by providing indigent healthcare services and result in additional revenues for participating hospitals. Although CMS approved a five-year Medicaid waiver in December 2011 that allows Texas to continue receiving supplemental Medicaid reimbursement while expanding its managed Medicaid program, we cannot predict whether the Texas private supplemental Medicaid reimbursement programs will continue or guarantee that revenues recognized from the programs will not decrease.

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

We cannot predict with certainty the long-term impact of the Health Reform Law, which represents a significant change to the healthcare industry.

The Health Reform Law represents a significant change across the healthcare industry. The Health Reform Law is decreasing the number of uninsured individuals by expanding coverage to additional individuals through public program expansion and private sector health insurance reforms. The Health Reform Law expands eligibility under existing Medicaid programs and subsidizes states that create non-Medicaid plans for certain residents that do not qualify for Medicaid. States have opted, and may continue to opt, not to implement the expansion. Several state governors and legislatures, including Texas and Louisiana, have chosen not to participate in the expanded Medicaid program; however, these states could implement the expansion at a later date. Further, the Health Reform Law requires states to establish or participate in health insurance exchanges or default to a federally-operated Exchange to facilitate the purchase of health insurance by individuals and small businesses. Through the “individual mandate,” the Health Reform Law imposes financial penalties on individuals who fail to carry insurance coverage. In addition, the employer mandate requires companies with 50 or more employees to provide health insurance or pay fines, as well as insurer reporting requirements, but will not be fully implemented until January 1, 2016. The Health Reform Law also establishes a number of health insurance market reforms, including a ban on lifetime limits and pre-existing condition exclusions, new benefit mandates, and increased dependent coverage.

Although the expansion of health insurance coverage should increase revenues from providing care to certain previously uninsured individuals, we believe that the Health Reform Law could adversely affect our business and results of operations due to provisions of the Health Reform Law that are intended to reduce Medicare and Medicaid healthcare costs. Among other things, in order to fund the expansion of coverage to the uninsured population, the Health Reform Law reduces market basket updates, reduces Medicare and Medicaid DSH funding, and expands efforts to tie payments to quality and clinical integration. Any decrease in payment rates or an increase in rates that is below our increase in costs may adversely affect our results of operations. The Health Reform Law also provides additional resources to combat fraud, waste, and abuse, including expansion of the RAC program to identify and recoup improper Medicare payments. Further, the Health Reform Law required the states to establish state Medicaid RAC programs. These initiatives may result in increased costs for us to appeal or refund any alleged overpayments.

The Health Reform Law contains additional provisions intended to promote value-based purchasing. The Department has established a value-based purchasing system for hospitals that provides incentive payments to hospitals that meet or exceed certain quality performance standards, and such system is funded through decreases in the inpatient prospective payment system market basket updates to all hospitals. Further, hospitals with excess readmissions for conditions designated by the Department receive reduced payments for all inpatient discharges, not just discharges relating to the conditions subject to the excess readmissions standard. The Health Reform Law also prohibits the use of federal funds under the Medicaid program to reimburse providers for medical assistance provided to treat HACs and other provider-preventable conditions. In addition, as of federal fiscal year 2015, hospitals that fall into the worst 25% of national risk-adjusted HAC rates for all hospitals in the previous year receive a 1% reduction in their total Medicare payments.

The Health Reform Law changes how healthcare services are covered, delivered, and reimbursed. However, many variables continue to impact the effect of the Health Reform Law, including the law’s complexity, the possibility of additional delays or exceptions to employer mandates, possible amendment or repeal of the law, court challenges to the law, the possibility of further technical issues with operating the federal and state Exchanges, uncertainty regarding continued participation of a sufficient number of health insurers offering individual coverage through the Exchanges, uncertainty regarding the success of Exchanges enrolling uninsured individuals, possible reductions in funding by Congress and future reductions in Medicare and Medicaid reimbursement, uncertainty regarding how individuals and businesses will respond to the new choices and obligations under the law as well as the uncertainty as to the extent to which states will choose to participate in the expanded Medicaid program. Because of these many variables, we are unable to predict with certainty the net effect on our operations of the expected increases in insured individuals using our facilities, the reductions in government healthcare spending, and numerous other provisions in the Health Reform Law that may affect us.

If we experience a shift in payor mix from commercial managed care payors to self-pay and Medicaid, our revenue and results of operations could be adversely affected.

Reimbursement from self-pay and Medicaid programs is generally lower than traditional commercial managed care products. In the several years prior to fiscal 2014, we experienced a shift in our patient volumes and revenue from commercial and managed care payors to self-pay and Medicaid, including managed Medicaid. This shift resulted in pressure on pricing and operating margins from expending the same resources to provide patient care, but for less reimbursement. This shift also reflected elevated unemployment levels and the resulting increases in states’ Medicaid rolls and the uninsured population. In addition, certain states have implemented measures to reduce enrollment in Medicaid, which have increased the number of uninsured patients seeking care at our hospitals. More recently, we have seen a reduction in the levels of our self-pay payor mix, which reflects improvement in the U.S. economy and decline in unemployment rate, and adoption of Medicaid expansion under the Health Reform Law in certain of our markets, including Arizona. However, we can provide no assurance that our payor mix will continue to improve. Despite an overall anticipated expansion in the number of insured individuals, implementation of the Health Reform Law could cause some patients to terminate their current insurance plans in favor of lower cost Medicaid plans or other insurance coverage with lower reimbursement. Increased enrollment in Exchange plans may cause lower reimbursement rates relative to traditional employer-sponsored health insurance plans for the healthcare services provided by our hospitals and employed physicians, and those Exchange-insured persons may pay higher deductibles, which may cause them to delay their medical treatment. Certain Exchange plans may also include limits on an enrollee’s overall benefit coverage as well as higher deductibles and other out-of-pocket costs that are the responsibility of such Exchange insured-persons, which, if unpaid, would result in higher levels of bad debt.

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

Our ability to obtain reasonable contracts with HMOs, preferred provider organizations and other managed care plans significantly affects the revenue and operating results of our hospitals. Net patient revenue, before the provision for bad debts, derived from HMOs, preferred provider organizations and other managed care plans accounted for 42.7%, 40.9% and 39.2% of our hospitals’ net patient revenue for the years ended September 30, 2015, 2014 and 2013, respectively. Our hospitals have more than 250 managed care contracts with no one payor contract representing more than 10.0% of our net patient revenue. Typically, we negotiate our managed care contracts annually as they come up for renewal at various times during the year. Further, many are terminable by either party on relatively short notice. Our future success will depend, in part, on our ability to retain and renew our managed care contracts and enter into new managed care contracts on terms favorable to us. Other healthcare providers, including some with larger and more integrated health systems, provider networks, greater geographic coverage or a wider range of services, may affect our ability to enter into managed care contracts or negotiate increases in our reimbursement and other favorable terms and conditions. Some of our competitors may negotiate exclusivity provisions with managed care plans or otherwise restrict the ability of managed care companies to contract with us. In one region in which we operate, the largest healthcare provider organization controls one of the largest payor organizations and operates it primarily as a closed network. The patients enrolled in this integrated health system are largely unavailable to us.

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

Consolidation among managed care organizations may reduce our ability to negotiate favorable contracts with such payors.

In recent years, the managed care segment of the healthcare industry has become more concentrated, as health insurers become less numerous and grow larger in size, due to an increasing number of mergers, acquisitions and other business consolidations. For instance, in 2015, two national-scale managed care mergers were announced: Anthem’s acquisition of Cigna and Aetna’s acquisition of Humana.

Both transactions, according to the parties thereto, are expected to close in 2016. The hospital segment of the healthcare industry is less concentrated and more fragmented than the managed care segment. However, local hospitals and hospital systems without significant bargaining power often face difficult contract negotiations with HMOs and other third party payors and therefore are incented to consolidate. Continued consolidation among managed care organizations with respect to bargaining power may reduce our hospitals’ rates and contract terms.

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

While, over time, the Health Reform Law is expected to continue to decrease the number of uninsured individuals through expanding Medicaid and incentivizing employers to offer, and requiring individuals to carry, health insurance or be subject to penalties, these provisions generally did not become effective until January 1, 2014 and some are still in the implementation stage. The federal Exchange experienced significant technical issues that negatively affected the ability of individuals to enroll in Medicaid and to purchase health insurance during 2014. Further, the extent to which additional states, including Texas and Louisiana, will participate in the Health Reform Law’s expanded Medicaid program is unclear since the federal government cannot eliminate or reduce existing federal Medicaid funding if states opt out of the law’s Medicaid expansion. Several state governors and legislatures, including Texas and Louisiana, have chosen not to participate in the expanded Medicaid program, the results of which have adversely affected our operations in those markets compared to states that have elected to expand their Medicaid programs; however, these states could implement some form of Medicaid expansion at a later date.

It is difficult to predict with certainty the full impact of the Health Reform Law due to the law’s complexity, continued delays or exceptions to employer mandates, possible amendment to the law, court challenges to the law, the possibility of further technical issues with the federal government’s or any state’s website, uncertainty regarding the long-term success of Exchanges enrolling uninsured individuals, possible reductions in funding by Congress, future reductions in Medicare and Medicaid reimbursement and uncertainty surrounding state participation in the law’s expanded Medicaid program, as well as our inability to foresee how individuals and businesses will respond to choices afforded them under the law. We may continue to provide charity care to those who choose not to comply with the insurance requirements and undocumented aliens not permitted to enroll in a health insurance exchange or government healthcare program.

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

Integrated ACOs and other kinds of “narrow” provider networks or organizations may exclude our hospitals, employed-physicians and other affiliated providers from their plans’ networks of healthcare providers. These contracting networks often organize hospitals, physicians and ancillary healthcare providers into narrow networks involving a smaller number of healthcare providers than does a network that allows all providers to participate, a so-called “open panel” network of providers, in exchange for which the “narrow network” may, if appropriately structured, achieve lower cost and/or higher quality in a way that benefits patients, employers, providers and payors. For instance, in some of the regions in which our hospitals operate, we face competition from large, not-for-profit healthcare systems with vertically integrated healthcare providers including health plans, physician groups and facilities, which affect our ability to obtain managed care contracts with their affiliated health insurance plans. Similarly, ACOs commonly require physicians and other providers to participate exclusively in their organization. If our affiliated providers are excluded from such networks, or we are unable to recruit sufficient providers to our own networks, our business will face competitive disadvantages.

If controls imposed by Medicare, Medicaid and other third-party payors to reduce admissions and length of stay affect our inpatient volumes, our financial condition or results of operations could be adversely affected.

Controls imposed by Medicare, Medicaid and commercial third-party payors designed to reduce admissions and lengths of stay, commonly referred to as “utilization reviews,” have affected and are expected to continue to affect our facilities. Utilization review entails the review of the admission and course of treatment of a patient by managed care plans. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively affected by payor-required preadmission authorization and utilization review and by payor pressures to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. Efforts to impose more stringent cost controls and reductions are expected to continue. For example, the Health Reform Law potentially expands the use of prepayment review by MACs by eliminating statutory restrictions on their use.

There has been increased scrutiny of a hospital’s “Medicare Observation Rate” from government enforcement agencies and industry observers. A low rate may raise suspicions that a hospital is inappropriately admitting patients that could be cared for in an observation setting. The industry may be subject to increased scrutiny and litigation risk, including government investigations and qui tam suits, related to inpatient admission decisions and the Medicare Observation Rate. The CMS policy known as the “two midnight rule” provides guidance for practitioners admitting patients and contractors conducting payment reviews on when it is appropriate to admit individuals as hospital inpatients. Under the two midnight rule, which applies to admissions on or after October 1, 2013, services provided to Medicare beneficiaries are only payable as inpatient hospital services when there is a reasonable expectation that the hospital care is medically necessary and will be required across two midnights, absent unusual circumstances.

If we are unable to attract and retain quality medical professionals, our financial condition or results of operations could be adversely affected.

The success of our hospitals depends on the following factors, among others:

•	the number and quality of the physicians on the medical staffs of our hospitals;

•	the competency of those physicians and our facilities to meet their communities’ needs for healthcare services in a convenient, high quality and high value manner;

•	the referral patterns of those physicians; and

•	maintaining good relations with those physicians.

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

The hospital industry is highly competitive. Our hospitals face competition for patients from other hospitals in our markets, large vertically integrated providers, large tertiary care centers and outpatient service providers that provide similar services to those provided by our hospitals. Other than our small 15-bed critical access hospital in Woodland Park, Colorado, none of our other hospitals are sole community providers, and all are in geographic areas in which at least one other hospital provides services comparable to those offered by our hospitals. Some of the hospitals that compete with ours are owned by governmental agencies or not-for-profit corporations supported by endowments and charitable contributions and can finance capital expenditures and operations on a tax-exempt basis. In addition, the number of freestanding specialty hospitals, outpatient surgery centers, emergency departments, urgent care centers and outpatient diagnostic centers has increased significantly in the areas in which we operate. We also face competition from competitors implementing physician alignment strategies, such as employing physicians, acquiring physician practice groups and participating in ACOs or other clinical integration models. Some of our competitors also have greater geographic coverage, offer a wider range of services or invest more capital or other resources than we do. In addition, competitors that operate non-hospital facilities or hospitals not owned by physicians are not subject to the same federal restrictions on expansion as our physician-owned hospitals. If our competitors can achieve greater geographic coverage, improve access and convenience to physicians and patients, recruit physicians to provide competing services at their facilities, expand or improve their services or obtain more favorable managed care contracts, we may experience a decline in patient volume.

CMS publicizes performance data relating to quality measures and data on patient satisfaction surveys that hospitals are required to submit to CMS. Federal law provides for the expansion of the number of quality measures that we are required to make publicly available. Further, the Health Reform Law requires all hospitals annually to establish, update and make public a list of their standard charges for items and services or their policies for allowing the public to view a list of such charges in response to an inquiry. If any of our hospitals should achieve poor results (or results that are lower than our competitors) on these quality criteria, or if our standard charges are higher than those published by our competitors, our patient volumes could decline. The required reporting of additional quality measures and other trends toward clinical transparency and value-based purchasing of healthcare services may have an adverse impact on our competitive position and patient volume.

A health pandemic could negatively affect our business.

If a pandemic or other widespread health crisis, such as the spread of the Ebola virus, were to occur in our markets, our business could be adversely affected. Such a crisis could diminish the public trust in healthcare facilities, especially hospitals treating (or that have treated) patients affected by the pandemic. If any of our facilities treat patients from such a health crisis, others might cancel elective procedures or fail to seek needed care at our facilities. Further, a health pandemic might adversely affect our business by disrupting or delaying production and delivery of materials and products in the supply chain or by causing staffing shortages in our facilities. Although we have infection control and disaster plans in place, and we manage our hospital facilities pursuant to infectious disease protocols, the impact of a pandemic on our business could be materially adverse.

A failure of our information systems, or increased costs associated with upgrading and operating such systems, could adversely affect our ability to properly manage our operations.

We rely on our advanced information systems and our ability to successfully use these systems in our operations. These systems are essential to the following areas of our business operations, among others:

•	patient accounting, including billing and collection of net patient revenue;

•	financial, accounting, reporting and payroll;

•	coding and compliance;

•	laboratory, radiology and pharmacy systems;

•	EHRs;

•	materials and asset management;

•	negotiating, pricing and administering managed care contracts; and

•	monitoring quality of care and collecting data on quality measures for full Medicare payment updates.

If we fail to operate these systems effectively, we may experience delays in collection of net patient revenue and may not properly manage our operations or oversee compliance with laws or regulations. In the event of a failure to our EHRs and other systems affecting patient care, our ability to treat patients may be negatively impacted. Moreover, if we fail to continue to demonstrate meaningful use of certified EHR technology, we will be subject to reduced payments from Medicare (in addition to any ongoing statutory reductions). Furthermore, because the information technology landscape changes frequently, our systems require upgrades and replacement as new technologies are introduced, old technologies are no longer supported and physician and patient needs evolve requiring greater emphasis on integration of clinical, revenue and patient accounting systems. In this context, we may face significant financial costs, cash flow disruptions and operational difficulties as we from time to time change our information technology platforms, as well as operational difficulties in installing such new technology into our hospitals and operating it effectively. Such difficulties could affect our ability to properly manage our operations and adversely affect our cash flows.

Our inability to effectively replace information technology systems used by our hospitals, or the costs and operational risks associated with such replacements and upgrades, could adversely affect our operations and financial results.

Healthcare information technology continues to evolve at a rapid pace. In order to remain competitive and to provide high quality clinical care, our Company invests heavily in numerous information technology systems used by our hospitals and other lines of business. These information technology systems relate to clinical care, quality review, communications among providers, the storage of health records, billing and collections and many other business functions.

In October of 2015, we entered into an agreement with Cerner Corporation (“Cerner”) to implement an integrated EHR and revenue cycle system across our acute care operations. We expect to make significant investments in this new system through our 2019 fiscal year, as it is implemented across our operations. We selected Cerner to provide this system after our incumbent support and clinical information technology vendor, McKesson Information Solutions LLC Horizon (“McKesson”), announced its plan to stop development of its Horizon Clinicals system in early 2018.

We will incur substantial costs to transition from our existing McKesson clinical information technology platform to Cerner’s, as well as with respect to the installation of Cerner’s revenue cycle management products. In addition to these costs, the technology transition and upgrade will entail significant management and staff personnel time and a complicated phase-in process, where difficulties in installing, customizing and training personnel in new technology can frequently occur. The replacement of any information technology system upon which we rely may be financially and administratively burdensome to us in this way and can constrain our ability to pursue other opportunities requiring significant capital and management resources. If our implementation of replacement technology systems is inefficient, delayed or ineffective, we may experience disruptions or delays in our cash flows and day-to-day caregiver processes, experience disruptions or errors related to using, accessing and sharing of patient care information and declines in patient and/or hospital employee satisfaction. Because the healthcare information technology business and our business’ and patients’ needs continuously evolve, we cannot assure you that we will not incur such financial and administrative difficulties. Moreover, if we fail to demonstrate meaningful use of certified EHR technology either through Horizon Clinicals or our replacement Cerner platform, we will be subject to reduced payments from Medicare (in addition to any ongoing statutory reductions).

We are required to comply with laws governing the transmission, security and privacy of health information.

The HIPAA administrative simplification provisions require the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. In addition, as required by HIPAA, the Department has issued privacy and security regulations that extensively regulate the use and disclosure of protected health information or “PHI” and require covered entities, including healthcare providers and health plans, and vendors known as “business associates,” to implement administrative, physical and technical safeguards to protect the security of PHI. Covered entities must report breaches of unsecured PHI without unreasonable delay to affected individuals, the Department and, in the case of larger breaches, the media. The privacy, security and breach notification regulations have imposed, and will continue to impose, significant compliance costs on our operations.

Violations of the HIPAA privacy and security regulations may result in criminal penalties and in civil penalties of up to $50,000 per violation, to a maximum of $1,500,000 in a calendar year for violations of the same requirement. A covered entity may be subject to penalties as a result of a business associate violating HIPAA, if the business associate is found to be an agent of the covered entity. The Department is required to perform compliance audits, and state attorneys general may enforce the HIPAA privacy and security regulations in response to violations that threaten the privacy of state residents.

There are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns. These laws vary and may impose additional obligations or penalties. For example, various state laws and regulations may require us to notify affected individuals in the event of a data breach involving individually identifiable information (even if no health-related information is involved). In addition, the FTC uses its consumer protection authority to initiate enforcement actions in response to data breaches. To the extent we fail to comply with one or more federal and/or state privacy and security requirements or if we are found to be responsible for the non-compliance of our vendors, we could be subject to substantial fines or penalties, as well as third-party claims which could have a material adverse effect on our financial position, results of operations and cash flows.

A breach of our information system’s cybersecurity precautions may cause loss of protected health information, adversely affect our ability to properly manage our operations, cause us to incur remediation costs, increase our operating expenses and result in litigation and negative publicity.

Aspects of our business operations give rise to material cybersecurity risks and the potential costs and consequences associated with such risks. Additionally, we outsource functions that may also have material cybersecurity risks. Certain risks related to cyber incidents may remain undetected for an extended period. We maintain a cyber and privacy risk commercial insurance policy with a $20 million limit of liability. If we incur a security breach, the policy provides coverage for information security and privacy liability, regulatory defense and penalties, website media content liability, notification services and privacy breach response services.

The objectives of cyber-attacks vary widely and may include theft of PHI, financial assets, intellectual property, or other sensitive information belonging to us, our customers or our business partners. Cyber-attacks also may be directed at disrupting our operations or the operations of our business partners. If we fall victim to cyber-attacks, we may incur substantial costs and suffer other negative consequences, which may include, but are not limited to, remediation costs that may include liability for stolen assets or information and repairing system damage that may have been caused, including incentives offered to customers or other business partners in an effort to maintain the business relationships after an attack; increased cybersecurity protection costs that may include organizational changes, deploying additional personnel and protection technologies, training employees, and engaging third party experts and consultants; lost revenues resulting from unauthorized use of proprietary information or the failure to retain or attract customers following an attack; litigation; and reputational damage adversely affecting customer or investor confidence. Furthermore, breaches of unsecured PHI or other personal information caused by cyber-attacks will trigger notification requirements under HIPAA and state laws, and could result in civil and criminal penalties, which could have a material adverse effect on our business.

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

If we fail to effectively and timely implement EHR systems, or if the transition to the ICD-10 coding system affects billing or collections, our operations could be adversely affected.

As required by HITECH, the Department has adopted an incentive payment program for eligible hospitals and healthcare professionals that implement certified EHR technology and use it consistently with “meaningful use” requirements. If our hospitals and employed or contracted professionals do not meet the Medicare or Medicaid EHR incentive program requirements, we will not receive Medicare or Medicaid incentive payments to offset some of the costs of implementing the EHR systems. Further, beginning in 2015, eligible hospitals and physicians that fail to demonstrate meaningful use of certified EHR technology are subject to reduced payments from Medicare. Failure to implement EHR systems effectively and in a timely manner could have a material adverse effect on our financial position and results of operations.

Health plans and providers, including our hospitals, were required to transition by October 1, 2015 to the new ICD-10 coding system, which greatly expands the number and detail of billing codes used for inpatient claims. The transition continues to require significant investment in coding technology and software and the training of staff involved in the coding and billing process. These transition costs, in addition to implementation difficulties faced by other providers, payors and their business partners, could delay billing and collection of patient receivables, which could have an adverse effect on our consolidated results of operations and cash flows. Further, the transition to the more detailed ICD-10 coding system could cause decreased reimbursement if conditions are reclassified to MS-DRGs or commercial payment groupings with lower levels of reimbursement than the assignments under the previous system.

If we fail to comply with extensive laws and governmental regulations, we could suffer penalties, be required to alter financial arrangements with our referral sources, including referral source investors in some of our hospitals, be required to significantly change our operations or be subject to significant liabilities.

The healthcare industry, including our Company, must comply with extensive and complex statutes and regulations at the federal, state and local government levels relating to:

•	billing and coding for services and proper handling of overpayments;

•	classification of level of care provided, including proper classification of emergency treatment, inpatient admissions, observation status and outpatient care;

•	relationships with physicians and other referral sources or recipients, including financial arrangements and ownership interests involving physicians and other referral sources or recipients, such as physicians holding ownership interests in hospitals;

•	necessity and adequacy of medical care;

•	quality of medical equipment and services;

•	qualifications of medical and support personnel;

•	confidentiality, maintenance, data breach, identity theft and security issues associated with health related and personal information and medical records;

•	screening, stabilization and transfer of individuals who have emergency medical conditions;

•	licensure and certification;

•	hospital rate or budget review;

•	preparation and filing of cost reports;

•	activities regarding competitors;

•	operating policies and procedures;

•	provider-based reimbursement, including complying with requirements allowing multiple locations of a hospital to be billed under the hospital’s Medicare provider number;

•	incentive payments for the adoption and meaningful use of certified EHR technology; and

•	disclosures to patients, including disclosure of any physician ownership in a hospital.

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

The Bipartisan Budget Act of 2015 requires each agency, including the Department, to adjust civil penalty amounts by August 1, 2016, subject to a maximum increase of 150%, and annually thereafter based on updates to the Consumer Price Index.

The Health Reform Law imposes significant restrictions on hospitals that have physician owners.

Some of our hospitals have physician ownership pursuant to an exception to the Stark Law known as the “whole-hospital exception.” The Health Reform Law significantly narrows this exception to apply only to hospitals that had physician ownership in place as of March 23, 2010, and a Medicare provider agreement effective as of December 31, 2010. While the amended whole-hospital exception grandfathers certain existing physician-owned hospitals, including nine of ours, it prohibits a grandfathered hospital from increasing its percentage of physician ownership beyond the aggregate level that was in place as of March 23, 2010. Subject to limited exceptions, a grandfathered physician-owned hospital may not increase its aggregate number of operating rooms, procedure rooms, and beds for which it is licensed beyond the number in place as of March 23, 2010. A grandfathered physician-owned hospital must comply with a number of additional requirements, including not conditioning any physician ownership directly or indirectly on the owner making or influencing referrals, not offering any ownership interests to physician owners on more favorable terms than those offered to non-physicians and not providing any guarantee to physician owners to purchase other business interests related to the hospital. Further, a grandfathered hospital cannot have been converted from an ambulatory surgery center to a hospital.

The whole-hospital exception, as amended, also contains additional disclosure requirements. For example, a grandfathered physician-owned hospital is required to submit an annual report to the Department listing each investor in the hospital, including all physician owners. CMS has delayed the collection of annual reporting data until further notice. In addition, grandfathered physician-owned hospitals must have procedures in place that require each referring physician owner to disclose to patients, with enough notice for the patient to make a meaningful decision regarding receipt of care, the physician’s ownership interest and, if applicable, any ownership interest held by the treating physician. A grandfathered physician-owned hospital also must disclose on its website and in any public advertising the fact that it has physician ownership. The Health Reform Law requires the Department to audit grandfathered physician-owned hospitals’ compliance with these requirements.

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

Providers in the healthcare industry have been the subject of federal and state investigations, and we may become subject to additional investigations that could subject us to significant liabilities or penalties.

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

Federal and state investigations relate to a wide variety of routine healthcare operations, including:

•	cost reporting and billing practices;

•	financial arrangements with referral sources;

•	physician recruitment activities;

•	physician joint ventures; and

•	hospital charges and collection practices for self-pay patients.

We engage in many of these and other activities that could be the subject of governmental investigations or inquiries from time to time. We have significant Medicare and Medicaid billings, we have numerous financial arrangements with physicians who are referral sources to our hospitals and we have nine hospitals as of September 30, 2015 that have physician investors. In addition, our executives and managers, many of whom have worked at other healthcare companies that are or may become the subject of federal and state investigations and private litigation, may be included in governmental investigations or named as defendants in private litigation. Any additional investigations of us, our executives or our managers could cause significant liabilities or penalties to us, and adverse publicity.

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

Our acute care and managed care business segments operate in various regions across the country. For the fiscal year ended September 30, 2015, our total revenue was generated in the following geographic areas:

Phoenix, Arizona	42.7%
Six cities in Texas, including Houston and San Antonio	28.9%
Salt Lake City, Utah	20.4%
Other	8.0%

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

Part of our business strategy has been expansion by acquiring hospitals and ambulatory care and other facilities in our existing markets and in new markets and by entering into partnerships or affiliations with other healthcare service providers. The competition to acquire these facilities is significant, including competition from healthcare companies with financial resources greater than us. There is no guarantee we can successfully integrate acquired hospitals and ambulatory care facilities, which limits our ability to complete future acquisitions.

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

As of September 30, 2015, our self-insured retention for professional and general liability coverage is $7.0 million for the first claim and $5.0 million per claim for each additional claim, with an excess aggregate limit of $55.0 million, and maximum coverage under our insurance policies is $75.0 million.

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

Certain of our hospital leases contain terms and obligations that could expose us to lease termination or non-renewal, or other unfavorable leasing implications, which could materially and adversely affect our business, financial condition and results of operations.

We lease certain of our hospital properties. Some of these hospital leases can be subject to early termination if we violate certain provisions or covenants in the leases. Additionally, some of our hospital leases are with the same landlord and contain cross-default provisions that would allow that landlord to terminate all leases with us if we violate certain defined provisions related to a single lease with them. If we cannot renew or extend our existing leases, or purchase the hospitals subject to such leases, at or prior to the end of the existing lease terms, if the terms of lease renewal options are unfavorable or unacceptable to us, or if any landlord terminates a lease because of our breach of the lease, our business, financial condition and results of operations could be materially and adversely affected.

We depend on key personnel and losing one or more of our senior management team or local management personnel could have a material adverse effect on our business.

Our business strongly depends upon the services and management experience of our senior management team and local management personnel. We depend on the ability of these senior management team members and key employees to manage growth successfully and on our ability to attract and retain skilled employees. We manage our staffing carefully to enhance efficiency and control our salaries, wages and benefits. Historically, our hospitals have not overstaffed or had deep ranks of employees for succession planning but, rather, have maintained an efficient, small group of experienced personnel to manage our day-to-day business operations. If any of our executive officers resign or otherwise cannot serve, our management expertise and ability to deliver healthcare services efficiently and to execute our business strategy could be diminished. If we fail to attract and retain managers at our hospitals and related facilities, our operations could be adversely affected. We do not maintain key man life insurance policies on any of our officers, including our senior corporate executives.

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

At September 30, 2015, we had $821.3 million of goodwill recorded in our consolidated financial statements. We expect to recover the carrying value of this goodwill through our future cash flows. On an ongoing basis, we evaluate, based on the fair value of our reporting units, whether the carrying value of our goodwill is impaired. If the carrying value of our goodwill is impaired, we may incur a material non-cash charge to earnings.

Our failure to maintain adequate internal controls over our financial and management systems may cause errors in our financial reporting.

In our second fiscal quarter of 2015, our management team, with the participation of our Chief Executive Officer and Chief Financial Officer, identified a material weakness in internal control over financial reporting. As a result, we determined that certain of our consolidated financial statements, including with respect to our 2014 fiscal year, needed to be restated. For the relevant periods, our management identified a lack of sufficient controls regarding appropriate segregation of duties with respect to our managed care business’ accounting for estimated program settlements under our largest state managed Medicaid contract. A lack of appropriate segregation of duties occurred because the former managed care division finance employee charged with reviewing journal entries with respect to such program settlements also prepared the related supporting schedules. In light of this material weakness, we have devoted significant efforts and resources to the remediation and improvement of our internal controls.

Although we have remediated this material weakness, and while we have concluded that our internal control over financial reporting was effective as of September 30, 2015, as indicated in the Report of Management on Internal Control over Financial Reporting included in this Annual Report on Form 10-K, if we are unable to maintain effective internal control over financial reporting or we identify additional material weaknesses, this may cause us to be unable to report our financial information on a timely basis or cause errors in our financial reporting and thereby subject us to adverse regulatory consequences, including sanctions by the SEC, or otherwise materially adversely affect our business, financial condition and results of operations.

Risks Related to our Managed Care Operations

Our revenue and profitability could be adversely affected by the loss of, or changes in, Health Choice’s contracts with the State of Arizona, a failure to control medical costs at Health Choice and other factors related to Health Choice.

Effective October 1, 2013, Health Choice entered into a contract with AHCCCS, Arizona’s Medicaid agency. The contract has an initial term of three years and includes two additional one-year renewal options that can be exercised at the discretion of AHCCCS. The contract is terminable without cause on 90 days written notice or for cause upon written notice if Health Choice fails to comply with any term or condition or fails to take corrective action as required to comply with the terms of the contract. AHCCCS can also terminate our contract upon unavailability of state or federal funding. If our existing contract with AHCCCS is terminated, our financial condition, cash flows and results of operations would be materially adversely affected. The contract allows Health Choice to serve Medicaid members in the following Arizona counties: Apache, Coconino, Gila, Maricopa, Mohave, Navajo, Pima and Pinal. For the years ended September 30, 2015, 2014, and 2013, Health Choice’s contract with AHCCCS contributed 25.6%, 23.6% and 22.0%, respectively, to our consolidated total revenue.

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

Health Choice experienced significant enrollment growth following its award of a new contract in late 2013 and the governor of Arizona’s signing into law the state’s expansion of its Medicaid program under the Health Reform Law in 2013, which resulted in increased eligibility for adults, children and pregnant women, and the restoration of eligibility to childless adults previously frozen. However, the state’s Medicaid expansion plan, which became effective on January 1, 2014, also contains a roll back provision that takes effect if the federally matched portion is reduced by 80% from its current levels. If additional changes to the Arizona Medicaid program are implemented, our revenue and earnings could be significantly impacted.

Further, while the Arizona legislature approved an expansion of Medicaid in 2013 which became effective on January 1, 2014, a lawsuit filed by several state lawmakers has challenged the legality of a provider fee assessed to all providers and used to help pay for Arizona’s Medicaid expansion. On August 26, 2015, the Arizona State Superior Court upheld the legality of the provider fee, thus preserving the existing funding for Medicaid expansion in Arizona. The plaintiffs are expected to appeal the Arizona Superior Court’s decision. If the legality of the provider fee used to help fund Arizona’s Medicaid expansion is ultimately successfully challenged on appeal, this may result in the loss of certain funding for the state’s Medicaid program, which could potentially result in changes that restrict eligibility and increase the number of uninsured individuals and adversely affecting our operations in Arizona. In addition, if similar challenges are successful in other states where we operate, we may be similarly adversely affected by such challenges.

AHCCCS and the Medicaid agency in Utah, with the required approval of CMS, set the capitated rates received at Health Choice which subcontracts with physicians, hospitals and other healthcare providers to provide services to its enrollees. If Health Choice fails to manage healthcare costs effectively, these costs may exceed the payments it receives. Our medical loss ratio (medical claims expense as a percentage of premium revenue) for the years ended September 30, 2015, 2014, and 2013, was 88.7%, 88.8% and 84.1%, respectively. Relatively small changes in these medical loss ratios can create significant changes in the profitability of Health Choice. Many factors can cause actual healthcare costs to exceed the capitated rates Health Choice receives, including:

•	an ability to contract with cost-effective healthcare providers;

•	the increased cost of individual healthcare services and drug therapies;

•	the type and number of individual healthcare services delivered; and

•	catastrophes, epidemics or other unforeseen occurrences.

Although Health Choice has been able to manage medical claims expense through a variety of initiatives, it may not continue to manage medical claims expense effectively. Any future growth in membership increases the risk associated with managing health claims expense. If our medical claims expense increases, our financial condition or results of operations may be materially adversely affected.

Effective October 1, 2015, Health Choice’s joint venture, Health Choice Integrated Care LLC entered into a contract with the Arizona Department of Health Services (“ADHS”). The contract has an initial term of three years and includes two additional two-year renewal options that can be exercised at the discretion of ADHS. The contract is terminable by ADHS following Health Choice Integrated Care’s failure to carry out a material contract term, condition or obligation. If our existing contract with ADHS is terminated, our financial condition, cash flows and results of operations would be materially adversely affected.

Health Choice offers insurance plans on the Arizona state insurance exchange (“AZ Exchange”). The profitability of our insurance plans offered on the AZ Exchange is directly linked with the ability of the AZ Exchange to attract a sufficient cross-section of risk membership to balance high and low cost membership. If the AZ Exchange is not perceived as attractive to healthier, low-cost consumers, the AZ Exchange could become susceptible to enrollment of a disproportionate amount of older members and/or members requiring higher utilization of medical services, a phenomenon known as “adverse selection.” The Health Reform Law includes provisions to mitigate the risk of adverse selection; however, there can be no assurance these provisions will be effective. The effectiveness of these provisions will not be known until certain provisions of the Health Reform Law are fully implemented. If our profitability decreases because of adverse selection, our financial condition or results of operations may be adversely affected.

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

Each of these growth strategies and expansion opportunities involves risks and there can be no assurance that we will successfully execute them. While Health Choice intends to pursue an expansion of its MSO and managed care solutions businesses, there can be no assurance that Health Choice will be successful in its efforts to diversify its client base, service offerings and geographic reach and compete successfully against other more established MSOs. For instance, in 2014, Health Choice Florida commenced operating as a MSO in the state of Florida, and employs approximately 120 employees located primarily in the Tampa area, providing managed care and administrative services for a large national insurer’s managed Medicaid plan members. Such service relationships, including Health Choice Florida’s existing arrangement with a large national insurer, customarily include rigorous performance standards applicable to the third party service provider and significant penalties associated with nonperformance, including termination rights of the service provider. If Health Choice does not meet these performance obligations and contractual penalties are imposed or termination rights are exercised as a result, this may result in an elimination or reduction in our anticipated revenue and profitability.

When we expand our core managed Medicaid business into new markets or service lines, we face competition with other managed Medicaid providers, many of whom may have incumbent relationships with state Medicaid agencies or who may be part of larger, more established regional or national insurance companies. Additionally, where Health Choice contracts with government agencies with respect to new business opportunities, there can be no assurance that such government programs will not be materially changed or that our contracts will be renewed and not be terminated, and as a result, we may not fully realize the potential benefits of these contracts. Furthermore, our development of accountable care networks involves significant challenges. These include efforts of other provider-based health systems to establish competing networks, recruit sufficient numbers of physicians into these networks, develop arrangements with sufficient payors, and effectively coordinate care and manage the health of various populations through these networks in a profitable manner. If we fail to execute successfully on any of these strategies, it will result in reduction or loss of anticipated revenue or profitability.

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

The Medicare program has been the subject of recent regulatory reform initiatives, including the Health Reform Law. Effective in 2012, the Health Reform Law tied a portion of each Medicare Advantage plan’s reimbursement to the plan’s “star rating” by CMS, with those plans receiving a rating of three or more stars eligible for quality-based bonus payments. The star rating system considers various measures adopted by CMS, including quality of care, preventative services, chronic illness management and customer satisfaction. Beginning in 2015, plans must have a star rating of four or higher to qualify for bonus payments, and CMS may terminate contracts with plans that do not maintain a minimum star rating of three for three consecutive years. While Health Choice currently has a “three star” rating, if it does not maintain its star rating, its plan may be terminated, and if it does not continue to improve its star rating, it may not be eligible for full-level quality bonuses, which could adversely affect the benefits its plans offer, reduce our customer base, reduce profit margins or eliminate one or more of its plans altogether.

Medicare has implemented a Hierarchical Condition Categories model to adjust capitation payments to private Medicare Advantage healthcare plans for the health expenditure risk of their beneficiaries. The CMS Risk Adjustment Model measures the disease burden which is correlated to diagnosis codes dependent upon clinical documentation and claims files. Each year CMS recalibrates its model, pressuring acuity adjustment payments. If Health Choice does not maintain or continue to improve the effectiveness with which its provider delivery system codes the acuity of its patients, its financial performance could be adversely affected.

Contracts with CMS and the state governmental agencies contain certain provisions regarding data submission, provider network maintenance, quality measures, claims payment, continuity of care, call center performance and other requirements. If Health Choice fails to comply with these requirements, it may be subject to fines or penalties that could adversely affect its profitability.

In addition, Health Choice’s Exchange plan subsidiary in the State of Arizona and its Utah managed Medicaid plan subsidiary are subject to regulations by the respective state’s department of insurance oversight and HMO rules. These require those business lines to operate under requirements governing minimum amounts of permissible capital, adequacy of provider networks and other complex rules. Under the rules, if the ratio of the insurer’s adjusted surplus to its risk-based capital falls below statutorily required minimums, the insurer could be subject to regulatory actions ranging from increased scrutiny to conservatorship. We cannot assure you that future action taken by state insurance or HMO authorities, or federal authorities regarding our Exchange plan products, will not have a material adverse effect on Health Choice’s health plan products or its business, financial condition or results of operations.

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

As we contract with various governmental agencies to provide managed health care services, we are subject to various reviews, audits and investigations to verify our compliance with the contracts and applicable laws and regulations. Any adverse review, audit, investigation or result from litigation could result in:

•	loss of our right to participate in government-sponsored programs, including Medicaid and Medicare;

•	forfeiture or recoupment of amounts we have been paid pursuant to our government contracts;

•	imposition of significant civil or criminal penalties, fines or other sanctions on us and/or our key associates;

•	reduction or limitation of our membership;

•	damage to our reputation in various markets;

•	increased difficulty in marketing our products and services;

•	restrictions on acquisitions or dispositions;

•	suspension or loss of one or more of our licenses to act as an insurer, HMO or third-party administrator or to otherwise provide a service; and

•	an event of default under our debt agreements.

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

Despite its recent expansion into new service lines and geographic markets, including management and administrative services, the formation of a Utah managed Medicaid plan, the launch of an Arizona Exchange plan, and provider networking on behalf of our acute care operations in certain markets, Health Choice’s core business remains its Arizona managed Medicaid plan, which as of September 30, 2015 served 241,500 members. Health Choice maintains this business subject to its contract with AHCCCS, the current version of which became effective October 1, 2013, and has a term of three years, subject to two one-year renewal terms at the option of AHCCCS. Health Choice’s continued maintenance of its managed Medicaid business in Arizona depends upon its ability to meet its contractual obligations under its governmental contracts, and win awards for new such contracts during the state’s periodic procurement or request for proposal (“RFP”) process. These RFP processes typically involve intense competition with local and national managed care payors, many of whom have varying operational and greater financial resources than Health Choice. There can be no assurance that Health Choice’s managed Medicaid business will continue to perform effectively in this competitive landscape or continue to be awarded Arizona state contracts during future RFP cycles.

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

As part of its operations, Health Choice contracts with third parties for selected services and functions, including pharmacy benefit management services, radiology benefit management services, and various other service providers in areas such as information technology and disease management services. Health Choice’s operations may be vulnerable if these third parties fail to perform their obligations to it or if the arrangement is terminated. If there are delays or difficulties that cause our third party vendors to not perform as expected, Health Choice may not realize, or realize on a timely basis, the anticipated operating efficiencies and financial benefits of these relationships. Violation of or noncompliance with laws by our third party vendors could increase Health Choice’s exposure of liability to its members and government regulators. Noncompliance with any privacy or security laws and regulations or any security breach involving one of its third-party vendors could have a material adverse effect on Health Choice’s business, results of operations, financial condition, liquidity and reputation.

Risk Factors Related to Capital Structure

Servicing our indebtedness requires a significant amount of cash. Our ability to generate sufficient cash depends on numerous factors beyond our control, and we may not generate sufficient cash flow to service our debt obligations, including making payments on our 8.375% Senior Notes and Senior Secured Credit Facilities.

As of September 30, 2015, we have outstanding $849.9 million in aggregate principal amount of 8.375% senior notes due 2019 (“Senior Notes”), which mature on May 15, 2019. We also have entered into our senior secured credit facilities, which include (1) amounts outstanding under our senior secured term loan of $979.4 million, maturing in May 2018 and (2) a senior secured revolving credit facility of $300.0 million, maturing in May 2016, of which up to $150.0 million may be utilized for issuing letters of credit (together, the “Senior Secured Credit Facilities”). Our ability to borrow funds under our revolving credit facility is subject to the financial viability of the participating financial institutions. If any of our creditors were to suffer financial difficulties, or if the credit markets deteriorated, our ability to access funds under our revolving credit facility could be limited.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowing will be available to us under our Senior Secured Credit Facilities in an amount sufficient to enable us to pay the principal and interest on our indebtedness, including the Senior Notes and term loan, or to fund our other liquidity needs. Our ability to fund these payments is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control. We may need to refinance all or a portion of our indebtedness, including the Senior Notes and term loan, by maturity. We cannot assure you we can refinance any of our indebtedness, on commercially reasonable terms or otherwise. In addition, the terms of existing or future debt agreements, including the amended and restated credit agreement governing the Senior Secured Credit Facilities and the indenture governing the Senior Notes, may restrict us from effecting any of these alternatives.

During the fiscal year ending September 30, 2016, along with interest on our Senior Secured Credit Facilities, we must repay $10.1 million in principal under our Senior Secured Credit Facilities and $71.2 million in interest under the Senior Notes. If we cannot make scheduled payments on our debt, we will be in default and, as a result:

•	our debt holders could declare all outstanding principal and interest to be due;

•	our secured debt lenders could terminate their commitments and commence foreclosure proceedings against our assets; and

•	we could be forced into bankruptcy or liquidation.

Our substantial indebtedness could adversely affect our financial flexibility and our competitive position.

We have significant indebtedness. As of September 30, 2015, we had $1.9 billion of indebtedness outstanding, besides availability under the revolving credit portion of our Senior Secured Credit Facilities. Our substantial amount of indebtedness could have significant consequences on our financial condition and results of operations. It could:

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

Subject to the restrictions in our Senior Secured Credit Facilities and the indenture governing the Senior Notes, we, including our subsidiaries, may incur significant additional indebtedness. As of September 30, 2015:

•	we had $849.9 million of senior unsecured indebtedness under the Senior Notes;

•	we had $979.4 million of senior secured debt outstanding under our Senior Secured Credit Facilities; and

•	subject to compliance with customary conditions, we had available to us $285.7 million (after consideration of outstanding letters of credit totaling $14.3 million under our revolving credit facility) under the revolving credit portion of our Senior Secured Credit Facilities, which, if borrowed, would be senior secured indebtedness.

Although our Senior Secured Credit Facilities and the indenture governing the Senior Notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to several important exceptions, and indebtedness incurred in compliance with these restrictions could be substantial. If we and our subsidiaries incur significant additional indebtedness, the related risks we face could increase.

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

A failure by us or our subsidiaries to comply with the agreements relating to our outstanding indebtedness, including because of events beyond our control, could cause an event of default that could materially and adversely affect our results of operations and our financial condition.

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

A ratings downgrade or other negative action by a ratings organization could adversely affect us.

Credit rating agencies continually revise their ratings for companies they follow. The condition of the financial and credit markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future. In addition, developments in our business and operations could lead to a ratings downgrade for us or our subsidiaries. Any such fluctuation in the rating of us or our subsidiaries may impact our ability to access debt markets in the future or increase our cost of future debt which could have a material adverse effect on our operations and financial condition.

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

Our principal executive offices in Franklin, Tennessee are located in approximately 61,000 square feet of office space. Our office space is leased pursuant to a lease contract, which expires on December 31, 2020.

Our principal executive offices, hospitals and other facilities are suitable for their respective uses and generally are adequate for our present needs. Our obligations under our Senior Secured Credit Facilities are secured by, among other things, mortgage liens on all of our material real property and that of certain of our subsidiaries, including the properties listed below. Also, our properties are subject to various federal, state and local statutes and ordinances regulating their operation. Our management does not believe that maintaining compliance with such statutes and ordinances will materially affect our financial position or results of operations.

We operate 17 acute care hospital facilities and one behavioral health hospital facility. Each of our hospitals is included in the acute care operations of our business, as discussed in Footnote 14 (Segment and Geographic Information) to our audited, consolidated financial statements in this Report. We own ten and lease seven of our hospital facilities. Thirteen of our acute care hospitals are partially owned by unaffiliated third-party investors through nine different partnerships. The following table contains information concerning our hospitals.

Hospitals	City	Licensed Beds
Utah
Davis Hospital and Medical Center(1)	Layton	220
Jordan Valley Medical Center(2)	West Jordan	183
Jordan Valley Medical Center—West Valley Campus(3)	West Valley City	139
Mountain Point Medical Center(4)	Lehi	40
Salt Lake Regional Medical Center(5)	Salt Lake City	158
Arizona
Mountain Vista Medical Center(6)	Mesa	178
St. Luke’s Medical Center(7)	Phoenix	200
St. Luke’s Behavioral Health Center	Phoenix	124
Tempe St. Luke’s Hospital(8)	Tempe	87
Texas
Odessa Regional Medical Center(9)	Odessa	230
Southwest General Hospital(10)	San Antonio	327
St. Joseph Medical Center(11)	Houston	792
The Medical Center of Southeast Texas(12)	Port Arthur	224
The Medical Center of Southeast Texas—Victory Campus(13)	Beaumont	17
Wadley Regional Medical Center(14)	Texarkana	370
Louisiana
Glenwood Regional Medical Center(15)	West Monroe	278
Arkansas
Wadley Regional Medical Center at Hope(16)	Hope	79
Colorado
Pikes Peak Regional Hospital(17)	Woodland Park	15

Total		3,661

(1)	Owned by a limited partnership in which we own a 96.2% interest; a “physician-owned hospital” as defined under 42 U.S.C. §1395nn.
(2)	On July 1, 2007, Jordan Valley acquired Jordan Valley Medical Center—West Valley Campus, a wholly-owned subsidiary of IASIS. The combined entity is owned by a limited partnership in which we own a 95.9% interest; a “physician-owned hospital” as defined under 42 U.S.C. §1395nn.
(3)	A separate campus of Jordan Valley, which is leased under an agreement that expires on September 30, 2028. We have options to extend the term of the lease, which includes two renewal options of five years each.
(4)	A separate campus of Jordan Valley that opened in June 2015.
(5)	Owned by a limited partnership in which we own a 98.4% interest; a “physician-owned hospital” as defined under 42 U.S.C. §1395nn.
(6)	Mountain Vista Medical Center is leased under an agreement that expires on September 30, 2028, and includes two renewal options of five years each. The operations are owned by a limited partnership in which we own a 93.6% interest; a “physician-owned hospital” as defined under 42 U.S.C. §1395nn.
(7)	On September 28, 2007, St. Luke’s Medical Center acquired Tempe St. Luke’s Hospital, a wholly-owned subsidiary of IASIS.
(8)	A separate campus of St. Luke’s Medical Center.
(9)	Owned by a limited partnership in which we own an 88.4% interest; a “physician-owned hospital” as defined under 42 U.S.C. §1395nn.
(10)	Owned by a limited partnership in which we own a 94.4% interest; a “physician-owned hospital” as defined under 42 U.S.C. §1395nn.
(11)	Owned by a limited liability company in which we own a 79.6% interest; a “physician-owned hospital” as defined under 42 U.S.C. §1395nn.
(12)	The Medical Center of Southeast Texas is leased under an agreement that expires on September 30, 2028, and includes two renewal options of five years each. The operations are owned by a limited partnership in which we own an 88.1% interest; a “physician-owned hospital” as defined under 42 U.S.C. §1395nn.
(13)	A separate campus of The Medical Center of Southeast Texas that was acquired in September 2015.
(14)	Wadley Regional Medical Center is leased under an agreement that expires on March 31, 2017, with up to 51 automatic two year renewal periods. The operations are owned by a limited liability company in which we own a 74.1% interest; a “physician-owned hospital” as defined under 42 U.S.C. §1395nn.

(15)	Glenwood is leased under an agreement that expires on September 30, 2028, and includes two renewal options for a total of seven years. This facility includes Ouachita, a surgical hospital with 10 licensed beds, which is owned by Glenwood.
(16)	Owned by Brim Healthcare of Texas, LLC, the same wholly-owned subsidiary of IASIS that owns a majority equity interest in Wadley.
(17)	Pikes Peak Regional Hospital is leased under an agreement that expires on September 11, 2017, and is subject to three five-year renewal periods at our option.

The limited partnership agreements for our physician-owned hospitals provide the limited partners with put rights which allow the units to be sold back to us, subject to certain limitations, at the fair value of the units. See Note 2, Significant accounting policies, to our audited, consolidated financial statements included elsewhere in this Report.

We also operate and lease medical office buildings which are occupied primarily by physicians who practice at our hospitals. We lease office space in the states where our managed care business operates. Health Choice currently maintains business offices in the Phoenix, Arizona, Salt Lake City, Utah and Tampa, Florida markets. We believe these lease arrangements are adequate to meet our managed care services operational needs for the foreseeable future.

Item 3.	Legal Proceedings.

As of August 21, 2015, we reached an agreement with the DOJ and OIG that fully resolves an investigation regarding propriety of Medicare coverage and reimbursement for certain of our hospitals’ Medicare claims for implantable cardioverter defibrillator (“ICD”) procedures. The government’s investigation was part of a nationwide investigation of numerous hospital operators regarding the necessity of, and billing for, implantation of certain ICD-related procedures. We deny any allegations with respect to our hospitals’ practices in this area and the settlement is not an admission of liability. The final settlement agreement required a settlement payment in an amount that was immaterial to the Company.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no established public trading market for our common interests. At December 21, 2015, all of our common interests were owned by IAS.

See “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Report for information regarding our equity compensation plans.

Item 6.	Selected Financial Data.

The following table presents selected historical financial data for the fiscal years ended September 30, 2015, 2014, 2013, 2012 and 2011, and was derived from our audited, consolidated financial statements.

Our audited, consolidated financial statements for the years ended September 30, 2015, 2014 and 2013, together with the related report of the independent registered public accounting firm, are included under “Item 8.—Financial Statements and Supplementary Data” of this Report. The selected financial information and other data presented below should be read in conjunction with the information contained in “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report and the audited, consolidated financial statements and the related notes thereto included under “Item 8.—Financial Statements and Supplementary Data” of this Report.

	Year Ended September 30,
	2015	2014	2013	2012	2011
Statement of Operations Data
Total revenue	$2,769,260	$2,502,456	$2,285,054	$2,244,941	$2,250,730
Costs and expenses
Salaries and benefits	932,815	892,818	848,010	790,080	679,760
Supplies	322,236	299,760	294,409	283,663	257,676
Medical claims	732,680	596,778	467,294	466,125	630,202
Rentals and leases	76,620	72,714	52,896	42,785	40,284
Other operating expenses	465,867	426,933	393,516	415,097	378,255
Medicare and Medicaid EHR incentives	(6,907)	(14,417)	(20,723)	(21,831)	(9,042)
Interest expense, net	128,857	130,818	133,206	137,990	96,026
Depreciation and amortization	96,472	95,312	94,026	101,264	92,265
Management fees	5,000	5,000	5,000	5,000	5,000
Loss on extinguishment of debt	—	—	—	—	23,075

Total costs and expenses	2,753,640	2,505,716	2,267,634	2,220,173	2,193,501

Earnings (loss) from continuing operations before gain (loss) on disposal of assets and income taxes	15,620	(3,260)	17,420	24,768	57,229
Gain (loss) on disposal of assets, net	(1,408)	3,402	(8,982)	2,241	131

Earnings from continuing operations before income taxes	14,212	142	8,438	27,009	57,360
Income tax expense (benefit)	7,449	(2,464)	3,647	1,981	20,689

Net earnings from continuing operations	6,763	2,606	4,791	25,028	36,671
Earnings (loss) from discontinued operations, net of income taxes	(1,793)	(14,043)	5,708	6,560	5,044

Net earnings (loss)	4,970	(11,437)	10,499	31,588	41,715
Net earnings attributable to non-controlling interests	(12,945)	(11,668)	(7,215)	(8,712)	(10,354)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(7,975)	$(23,105)	$3,284	$22,876	$31,361

	Year Ended September 30,
	2015	2014	2013	2012	2011
Balance Sheet Data
Cash and cash equivalents	$378,513	$341,180	$438,131	$48,882	$147,327
Total assets	$2,753,632	$2,699,836	$2,880,265	$2,698,485	$2,679,777
Long-term debt, capital leases and other long-term obligations (including current portion)	$1,854,530	$1,853,800	$1,866,043	$1,866,494	$1,878,769
Member’s equity	$117,847	$120,005	$142,262	$141,589	$118,000

Selected Operating Data

The following table sets forth certain unaudited operating data for each of the periods presented.

	Year Ended September 30,
	2015	2014	2013
Acute care operations (1)
Number of hospital facilities at end of period	18	16	16
Licensed beds at end of period	3,661	3,604	3,626
Average length of stay (days) (2)	5.0	5.0	4.9
Occupancy rates (average beds in service)	48.5%	48.5%	48.5%
Admissions (3)	102,019	100,909	103,509
Adjusted admissions (4)	192,692	186,609	185,147
Patient days (5)	506,457	503,648	508,157
Adjusted patient days (4)	956,589	931,387	908,941
Surgeries	65,683	65,484	64,460
Emergency room visits	433,539	411,156	410,503
Net patient revenue per adjusted admission (6)	$9,721	$9,575	$9,140
Outpatient revenue as a % of gross patient revenue	47.1%	45.9%	44.1%

Managed care operations
Health plan lives (7)	273,100	223,400	188,000
MSO lives (8)	93,800	83,400	—
Accountable care network lives (9)	34,300	20,800	—

Total lives	401,200	327,600	188,000
Medical loss ratio (10)	88.7%	88.8%	84.1%

(1)	Excludes the impact of our Nevada and Florida operations, which are reflected in discontinued operations. Includes St. Luke’s Behavioral Hospital in Phoenix, Arizona.
(2)	Represents the average number of days that a patient stayed in our hospitals.
(3)	Represents the total number of patients admitted to our hospitals that qualify for inpatient status. Management and investors use this number as a general measure of inpatient volume.
(4)	Adjusted admissions and adjusted patient days are general measures of combined inpatient and outpatient volume. We compute adjusted admissions/patient days by multiplying admissions/patient days by gross patient revenue and then dividing that number by gross inpatient revenue.
(5)	Represents the number of days our beds were occupied by inpatients over the period.
(6)	Includes the impact of the provision for bad debts as a component of revenue.
(7)	Represents total lives enrolled across all health plan product lines. Includes Duals, which are members eligible for Medicare and Medicaid benefits, under Health Choice’s contract with CMS to provide coverage as a MAPD SNP, totaling 9,900, 8,700 and 4,500 as of September 30, 2015, 2014 and 2013, respectively. Health plan lives includes members who are dually-eligible to participate in both Medicaid and Medicare programs.
(8)	Represents lives enrolled in Health Choice’s MSO that provides management and administrative services to a large national insurer’s Medicaid plan members in the Tampa and “panhandle” regions of Florida.
(9)	Represents attributed health plan member lives from other third-party payors for which Health Choice Preferred accountable care networks manage medical care and participating providers and Health Choice share associated financial risks. This excludes 46,600 and 13,300 attributed Health Choice plan member lives as of September 30, 2015 and 2014, respectively.
(10)	Represents medical claims expense as a percentage of premium revenue, including claims paid to our hospitals.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Data for the years ended September 30, 2015, 2014 and 2013, have been derived from our audited, consolidated financial statements.

EXECUTIVE OVERVIEW

We are a healthcare services company delivering high-quality, cost-effective healthcare through a broad and differentiated set of capabilities and assets that includes acute care hospitals with related patient access points, and a diversified and growing managed care risk platform. Our business model is centered on deploying our acute care expertise and risk platform, either separately or on an integrated basis to manage population health, integrate the delivery and payment of healthcare services and ultimately expand our total market opportunities within our existing and new geographic markets. Our business consists of two operating segments: (i) our acute care operations, which, as of September 30, 2015, included 17 acute care hospitals, one behavioral health hospital and multiple other access points, including 148 physician clinics, multiple outpatient surgical units, imaging centers, and investments in urgent care centers and on-site employer-based clinics, and (ii) our managed care operations, comprised of our diversified and growing risk platform, Health Choice, which operates managed Medicaid and Medicare health plans, an Exchange plan and an MSO that provides management and administrative services to third-party insurers, as well as accountable care networks in conjunction with our acute care facilities.

Acute Care Operations

As of September 30, 2015, we owned or leased 17 acute care hospital facilities and one behavioral health hospital facility with a total of 3,661 licensed beds, several outpatient service facilities and 148 physician clinics.

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

Managed Care Operations

Health Choice, headquartered in Phoenix, Arizona, began providing managed Medicaid services under contract with AHCCCS in 1990, making it one of the nation’s first Medicaid managed care plans. Under our ownership beginning in 1999, Health Choice has evolved into a managed care organization and insurer which, while growing its core managed Medicaid business, has expanded to serve certain Medicare Advantage and Exchange members and is utilizing its population health management expertise to offer MSO-related services to other payors. In collaboration with our hospitals and affiliated physicians in certain of our markets, Health Choice also manages accountable care contracting networks.

Health Choice represents one of our Company’s key strategic assets, which we believe provides the Company with the ability to engage in innovative value-based purchasing initiatives and opportunities. Its leadership team has considerable experience in population health management, physician relations and network development. We believe Health Choice also deploys state of the art disease management and claims processing technology. In light of the current healthcare industry trends toward integrated delivery and clinical integration, we are seeking to bring Health Choice’s expertise and technology to bear as part of the accountable care provider networks we offer to other health plans.

As of September 30, 2015, Health Choice’s related entities delivered healthcare services to 401,200 covered lives through multiple health plans, accountable care networks, MSO-related services and other managed care solutions. These include 257,800 managed Medicaid lives served primarily through Health Choice’s core health plan business in Arizona, 9,900 Duals, 5,400 Exchange lives, 93,800 MSO lives and 80,900 lives attributed to our accountable care networks from multiple payors whose care is managed by our network providers, of which 46,600 lives are included in Health Choice’s managed Medicaid and Exchange plans.

Effective October 1, 2015, Health Choice’s joint venture, Health Choice Integrated Care LLC entered into a contract with the ADHS. The contract has an initial term of three years and includes two additional two-year renewal options that can be exercised at the discretion of ADHS. The contract is terminable by ADHS following Health Choice Integrated Care’s failure to carry out a material contract term, condition or obligation.

Recent Developments

Health Choice Integrated Behavioral Health Joint Venture. On October 1, 2015, Health Choice, together with a joint venture partner, began operating an integrated acute and behavioral health plan in Northern Arizona. The joint venture, Health Choice Integrated Care LLC, provides standalone behavioral health benefits for 227,800 plan members in Northern Arizona, and acute and behavioral care on an integrated basis for 5,600 members who are seriously mentally ill. We believe that in the future, states other than Arizona may adopt this model of integration of acute and behavioral health benefits under one managed care organization, such as Health Choice Integrated Care, which is the name of our Northern Arizona joint venture. Health Choice owns 52% of the joint venture and NARBHA owns 48% of the joint venture.

Opening of Hospital in Lehi, Utah. On June 1, 2015, we opened our new expandable inpatient and outpatient hospital in fast-growing Lehi, Utah, called Mountain Point Medical Center, as a provider-based campus of Jordan Valley Medical Center. The campus provides a full range of services, including inpatient intensive care, obstetrics and surgical services. The campus also provides cardiology services, which include a cardiac catheterization lab. Additional outpatient services include emergency, imaging, lab and outpatient surgery. The campus was designed to serve the growing transition to outpatient-related services and was constructed with the capability to expand depending on community need and demand for services in the Lehi area. A medical office building has been constructed immediately adjacent to, and connected with, the hospital to be occupied by primary care and multi-specialty physician groups practicing in the area. We have incurred more than $80.0 million in total costs to complete the construction and opening of this hospital campus. Mountain Point Medical Center will serve eight cities in northern Utah County and is in the fastest growing area within the state of Utah.

Purchase of the Assets of Basin Healthcare Center. In June, 2015, our hospital in Odessa, Texas, ORMC, purchased the assets of Basin Healthcare Center, a 14-bed surgical hospital located near ORMC’s main campus. Basin has been renamed Odessa Regional Medical Center South Campus, and its addition increases ORMC’s capacity to deliver high quality inpatient and outpatient services.

Purchase of the Assets of Victory Medical Center of Beaumont. In September, 2015, our hospital in Port Arthur, Texas, The Medical Center of Southeast Texas acquired the assets of Victory Medical Center, a 17-bed inpatient facility located in Beaumont, Texas. The Beaumont facility has been renamed The Medical Center of Southeast Texas Victory Campus. The new campus will enhance our ability to provide accessible healthcare to the residents of Beaumont and the surrounding communities.

Revenue and Volume Trends

Total revenue for the year ended September 30, 2015, increased $266.8 million or 10.7% compared to the prior year. Total revenue is comprised of acute care revenue, which is recorded net of the provision for bad debts, and premium, service and other revenue. Acute care revenue increased $81.7 million or 4.5% compared to the prior year, while premium, service and other revenue in our managed care operations increased $185.1 million or 26.5% compared to the prior year.

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

Admissions increased 1.1% for the year ended September 30, 2015, compared to the prior year. Adjusted admissions increased 3.3% for the year ended September 30, 2015, compared to prior year. For the year ended September 30, 2015, our outpatient volumes were positively impacted by increases in outpatient surgeries of 0.9% and emergency room visits of 5.4%, each compared to the prior year.

The following table provides the sources of our hospitals’ gross patient revenue by payor before discounts, contractual adjustments and the provision for bad debts:

	Year Ended September 30,
	2015	2014	2013
Medicare	26.5%	27.0%	27.8%
Managed Medicare	15.3	15.1	14.9
Medicaid and managed Medicaid	21.3	21.2	20.8
Managed care	31.4	30.8	29.6
Self-pay	5.5	5.9	6.9

Total	100.0%	100.0%	100.0%

We have benefited from individuals enrolling in Exchange plans in our markets, as well improvements in employment and other economic factors in the markets we serve.

The following table provides the sources of our hospitals’ net patient revenue by payor before the provision for bad debts:

	Year Ended September 30,
	2015	2014	2013
Medicare	19.6%	20.4%	21.1%
Managed Medicare	10.4	10.8	10.6
Medicaid and managed Medicaid	12.2	12.8	11.8
Managed care	42.7	40.9	39.2
Self-pay	15.1	15.1	17.3

Total	100.0%	100.0%	100.0%

Net patient revenue per adjusted admission, which includes the impact of the provision for bad debts, increased 1.5% for the year ended September 30, 2015, compared to the prior year.

See “Item 1—Business—Sources of Revenue —Acute Care Revenue” and “Item 1—Business—Government Regulation and Other Factors” included elsewhere in this Report for a description of the types of payments we receive for services provided to patients enrolled in the traditional Medicare plan, managed Medicare plans, Medicaid plans, managed Medicaid plans and managed care plans. In those sections, we also discuss the unique reimbursement features of the traditional Medicare plan, including the annual Medicare regulatory updates published by CMS that impact reimbursement rates for services provided under the plan. We also discuss the future potential impact to reimbursement for certain of these payors under the Health Reform Law.

Industry Developments and Other Items Impacting Our Company

Two Midnight Rule

In 2013, CMS issued the “two midnight rule,” which revised its longstanding guidance to hospitals and physicians relating to when hospital inpatient admissions are deemed to be reasonable and necessary for payment under Medicare Part A. Under the two midnight rule, in addition to services that are designated as inpatient-only, surgical procedures, diagnostic tests and other treatments provided to Medicare beneficiaries are only payable as inpatient services under Medicare Part A when there is a reasonable expectation that the hospital care is medically necessary and will be required across two midnights, absent unusual circumstances. Conversely, hospital stays in which the physician expects the beneficiary to require care that spans less than two midnights are generally inappropriate for payment under Medicare Part A, and should be treated and billed as outpatient services under Part B. The increased scrutiny regarding short-stay admissions by Medicare and other payors has contributed, in part, to the decline in 1-day stays and the increase in observation patients experienced during the last two years.

As a result of legislative and regulatory actions, enforcement of the two midnight rule by RACs has been delayed until January 2016. However, Quality Improvement Organizations may review, on a pre-payment basis, a small sample of inpatient hospital claims relating to admissions that span less than two midnights, in order to determine hospital compliance with the new inpatient admission and medical review criteria. In 2015, CMS clarified that stays expected to need less than two midnights of hospital care may be payable under Medicare Part A on a case-by-case basis, based on the judgment of the admitting physician, but such cases are subject to medical review. CMS has indicated it expects that inpatient stays under 24 hours will rarely qualify for an exception to the two midnight benchmark.

We cannot predict the impact on reimbursement of any changes or clarifications by CMS to the two midnight rule or its enforcement, whether by CMS or Congress. Further, federal lawsuits have been filed challenging the two midnight rule, primarily on the grounds that the implementation of the rule itself and the payment reduction associated with the rule (i.e., 0.2% Inpatient Prospective Payment System payment reduction to hospitals) violate the Administrative Procedure Act. We cannot predict whether federal court challenges to the two midnight rule will be successful.

Budget Control Act and Sequestration

The BCA increased the nation’s borrowing authority and takes steps to reduce federal spending and the deficit. The deficit reduction portion of the BCA imposes caps, which began in federal fiscal year 2012, that reduce discretionary spending by more than $900 billion over ten years. The BCA also requires automatic spending reductions of $1.2 trillion for federal fiscal years 2013 through 2021, minus any deficit reductions enacted by Congress and debt service costs. The spending reductions have been extended through federal fiscal year 2025. These automatic spending reductions are commonly referred to as “sequestration.” The spending reductions are split evenly between defense and non-defense discretionary spending, although certain programs (including Medicaid and CHIP), are exempt from these automatic spending reductions, and Medicare expenditures cannot be reduced by more than two percent per fiscal year. We are unable to predict what other deficit reduction initiatives may be proposed by the President or Congress or whether the President and Congress will restructure or suspend sequestration. It is possible that changes in the law to end or restructure sequestration will result in greater spending reductions than currently required by the BCA.

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

Texas

The Texas legislature and the THHSC recommended expanding Medicaid managed care enrollment in the state, and in December 2011, CMS approved a five-year Medicaid waiver that: (1) allows Texas to expand its Medicaid managed care program while preserving hospital funding; (2) provides incentive payments for improvements in healthcare delivery; and (3) directs more funding to hospitals that serve large numbers of uninsured patients. All of our acute care hospitals in Texas currently receive supplemental Medicaid reimbursement, including reimbursement from programs for participating private hospitals that enter into indigent care affiliation agreements with public hospitals or county governments in the state of Texas. Under the CMS-approved programs, affiliated hospitals, including our Texas hospitals, have expanded the community healthcare safety net by providing indigent healthcare services. Revenue recognized under these Texas private supplemental Medicaid reimbursement programs, including amounts recognized under the Texas Medicaid DSH program (“Texas Medicaid DSH”) for the years ended September 30, 2015 and 2014, was $109.0 million and $106.7 million, respectively. Under the Medicaid waiver, funds are distributed to participating hospitals based upon both the costs associated with providing care to individuals without third party coverage and the investment made to support coordinating care and quality improvements that transform the local communities’ care delivery systems. The responsibility to coordinate and develop plans that address the concerns of the local delivery care systems, including improved access, quality, cost effectiveness and coordination will be controlled primarily by public hospitals or local government entities that serve the surrounding geographic areas. Complexities of the underlying methodologies in determining the funding for the state’s Medicaid supplemental reimbursement programs, along with a lack of sufficient resources at THHSC to administer the programs, has resulted in a delay in related reimbursements. As of September 30, 2015 and 2014, we had $77.6 million and $90.2 million, respectively, in receivables due to our Texas hospitals in connection with these supplemental reimbursement programs, which includes $20.2 million and $34.9 million, respectively, of amounts due under Texas Medicaid DSH. During the year ended September 30, 2015, we have received $84.0 million related to fiscal year 2014 receivables for Texas supplemental reimbursement programs.

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

Effective January 1, 2014, Arizona expanded its Medicaid program under the Health Reform Law, which includes increased eligibility for adults, children and pregnant women, and the restoration of eligibility to childless adults that was previously eliminated. The expansion of the state’s Medicaid program under the Health Reform Law could potentially result in the addition of approximately 350,000 people to its Medicaid rolls. Primarily as a result of the Medicaid expansion, and also because of its increase in total coverage area under its most recent AHCCCS contract, enrollment under Health Choice’s Medicaid product line increased 15.5% for the year ended September 30, 2015, compared to the prior year. This growth included a significant increase in newly enrolled childless adults, starting January 1, 2014, that typically have higher medical utilization and acuity levels prior to effective management of their care. As a result, we experienced increased medical costs as we began to serve this newly enrolled population. In addition, in connection with the expanded Medicaid coverage, the state implemented a provider assessment effective January 1, 2014, to fund a portion of the expanded eligibility related to the childless adult population. During the years ended September 30, 2015 and 2014, we incurred $8.4 million and $4.5 million, respectively, in provider fee assessments.

Further, while the Arizona legislature approved an expansion of Medicaid in 2013 which became effective on January 1, 2014, a lawsuit filed by several state lawmakers has challenged the legality of a provider fee assessed to all providers and used to help pay for Arizona’s Medicaid expansion. On August 26, 2015, the Arizona State Superior Court upheld the legality of the provider fee, thus preserving the existing funding for Medicaid expansion in Arizona. The plaintiffs are expected to appeal the Arizona Superior Courts decision. If the legality of the provider fee used to help fund Arizona’s Medicaid expansion is ultimately successfully challenged on appeal, this may result in the loss of certain funding for the state’s Medicaid program, which could potentially result in changes that restrict eligibility and increase the number of uninsured individuals and adversely affecting our operations in Arizona.

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

Uncompensated Care

While the amount of uncompensated care, including discounts to the uninsured, bad debts and charity care, we deliver to the communities we serve continues to remain high in comparison to historical levels, we have experienced declines in self-pay volume and revenue since the implementation of the Health Reform Law. During the year ended September 30, 2015, our uncompensated care as a percentage of acute care revenue was 20.9%, compared to 21.1% in the prior year. During the year ended September 30, 2015, our self-pay admissions represented 6.2% of our total admissions, compared to 6.9% in the prior year. We believe the improvement in our uncompensated care as a percentage of acute care revenue and our self-pay admissions mix can be attributed primarily to the impact of Medicaid expansion in the state of Arizona, as well as improvements in employment and other economic factors in our markets, which has resulted in lower self-pay volume and revenue for the year ended September 30, 2015, compared to the prior year. The improvement in our uncompensated care as a percentage of acute care revenue has been offset somewhat by the higher acuity levels at which self-pay patients are presenting for treatment through our emergency rooms.

If we were to experience growth in uninsured volume and revenue, our uncompensated care may increase and our results of operations would be adversely affected.

The percentages of our insured and uninsured net hospital receivables are summarized as follows (1):

	September 30, 2015	September 30, 2014
Insured receivables	77.0%	79.2%
Uninsured receivables	23.0	20.8

Total	100.0%	100.0%

The percentages of hospital receivables in summarized aging categories are as follows (1):

	September 30, 2015	September 30, 2014
0 to 90 days	63.0%	63.2%
91 to 180 days	19.1	18.0
Over 180 days	17.9	18.8

Total	100.0%	100.0%

(1)	Excludes hospital receivables related to our discontinued Nevada operations.

Regulatory Matter

On November 24, 2015, CMS notified our Houston hospital, St. Joseph Medical Center (“SJMC”), that it would agree to negotiate the entrance into a Systems Improvement Agreement (“SIA”) with the hospital. This abated, until January 15, 2016, a potential termination action by CMS following surveys of the hospital that identified alleged failures to comply with certain Medicare program conditions of participation. SJMC remains eligible to receive reimbursements from Medicare and Medicaid for services rendered to Medicare and Medicaid beneficiaries and will remain so eligible under an SIA, provided that CMS and SJMC enter into a binding SIA prior to January 15, 2016, and SJMC submits plans of correction acceptable to CMS.

Premium, Service and Other Revenue

Premium, service and other revenue generated by our managed care operations represented 31.9%, 27.9% and 24.7%, of our total revenue for the years ended September 30, 2015, 2014 and 2013, respectively.

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

One notable provision of the Health Reform Law is the annual health insurer fee (“HIF”) that applies to most health plans, including commercial health plans and Medicaid managed care plans like Health Choice. While characterized as a “fee” in the text of the Health Reform Law, the intent of Congress was to impose a broad based health insurance industry excise tax, with the understanding that the tax could be passed on to consumers, most likely through higher commercial insurance premiums. However, because Medicaid is a government-funded program, Medicaid health plans have no alternative but to look to their respective state partners for payment to offset the impact of this tax. Arizona has agreed to reimburse all of the managed Medicaid plans, for the economic impact of this fee. In addition to the reimbursement of the fee, the state of Arizona has agreed to reimburse insurers for the impact resulting from these fees being treated as non-deductible for income tax purposes. For the years ended September 30, 2015 and 2014, we recognized expense for the HIF totaling $11.9 million and $6.0 million, respectively, which was offset by expected reimbursement from the state of Arizona of $15.7 million and $8.2 million respectively.

RESULTS OF OPERATIONS SUMMARY

Consolidated

The following table sets forth, for the periods indicated, results of our consolidated operations expressed in dollar terms and as a percentage of total revenue. Such information has been derived from our audited, consolidated statements of operations.

	Year Ended September 30, 2015		Year Ended September 30, 2014		Year Ended September 30, 2013
($ in thousands):	Amount	Percentage	Amount	Percentage	Amount	Percentage
Revenue
Acute care revenue before provision for bad debts	$2,244,071		$2,140,270		$2,047,880
Less: Provision for bad debts	(359,241)		(337,118)		(326,978)

Acute care revenue	1,884,830	68.1%	1,803,152	72.1%	1,720,902	75.3%
Premium, service and other revenue	884,430	31.9%	699,304	27.9%	564,152	24.7%

Total revenue	2,769,260	100.0%	2,502,456	100.0%	2,285,054	100.0%
Costs and expenses
Salaries and benefits	932,815	33.7%	892,818	35.7%	848,010	37.1%
Supplies	322,236	11.6%	299,760	12.0%	294,409	12.9%
Medical claims	732,680	26.5%	596,778	23.8%	467,294	20.5%
Rentals and leases	76,620	2.7%	72,714	2.9%	52,896	2.3%
Other operating expenses	465,867	16.7%	426,933	17.1%	393,516	17.2%
Medicare and Medicaid EHR incentives	(6,907)	(0.2%)	(14,417)	(0.6%)	(20,723)	(0.9%)
Interest expense, net	128,857	4.7%	130,818	5.2%	133,206	5.8%
Depreciation and amortization	96,472	3.5%	95,312	3.8%	94,026	4.1%
Management fees	5,000	0.2%	5,000	0.2%	5,000	0.2%

Total costs and expenses	2,753,640	99.4%	2,505,716	100.1%	2,267,634	99.2%
Earnings (loss) from continuing operations before gain (loss) on disposal of assets and income taxes	15,620	0.6%	(3,260)	(0.1%)	17,420	0.8%
Gain (loss) on disposal of assets, net	(1,408)	(0.1%)	3,402	0.1%	(8,982)	(0.4%)

Earnings from continuing operations before income taxes	14,212	0.5%	142	0.0%	8,438	0.4%
Income tax expense (benefit)	7,449	0.3%	(2,464)	(0.1%)	3,647	0.2%

Net earnings from continuing operations	6,763	0.2%	2,606	0.1%	4,791	0.2%
Earnings (loss) from discontinued operations, net of income taxes	(1,793)	(0.0%)	(14,043)	(0.6%)	5,708	0.3%

Net earnings (loss)	4,970	0.2%	(11,437)	(0.5%)	10,499	0.5%
Net earnings attributable to non-controlling interests	(12,945)	(0.5%)	(11,668)	(0.4%)	(7,215)	(0.3%)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(7,975)	(0.3%)	$(23,105)	(0.9%)	$3,284	0.2%

With the exception of the discussion on income taxes included below, see our following year-over-year segment analyses for more details regarding our operating and financial results.

Income Taxes

The following discussion sets forth, for the periods indicated, the impact of income taxes on our consolidated results. Such information has been derived from our audited, consolidated statements of operations.

Years Ended September 30, 2015 and 2014

Income tax expense—We recorded a provision for income taxes from continuing operations of $7.4 million, resulting in an effective tax rate of 52.4% for the year ended September 30, 2015, compared to an income tax benefit of $2.5 million, for an effective tax rate of (1737.5)% in the prior year. The change in the effective tax rate was primarily attributable to certain adjustments recorded in the prior year, including (1) the reversal of $3.7 million in previously recorded tax expense related to compensation deduction limitations applicable to certain health insurers; (2) a $1.1 million tax benefit resulting from a change in our estimate of the state impact of deferred tax assets and liabilities; and (3) a $1.9 million charge related to employee stock option exercises. The effective tax rate was also impacted by (1) an increase in the nondeductible HIF; (2) the increase in net earnings from continuing operations, which reduced the rate impact of nondeductible expenses such as the HIF, as well as state income taxes including the Texas margins tax; and (3) the lower ratio of net earnings from non-controlling interests to net earnings from continuing operations, as compared to the prior year.

Years Ended September 30, 2014 and 2013

Income tax expense—We recorded an income tax benefit from continuing operations of $2.5 million, resulting in an effective tax rate of (1,737.5)% for the year ended September 30, 2014, compared to income tax expense from continuing operations of $3.6 million, for an effective tax rate of 43.2% in the prior year. During September 2014, the IRS issued final regulations related to compensation deduction limitations applicable to certain health insurance providers. Pursuant to these final regulations, we recognized an income tax benefit of $3.7 million during the year ended September 30, 2014, to reverse previously recorded tax expense related to this item. The effective tax rate was also reduced by the following: (1) a $1.1 million tax benefit resulting from a change in our estimate of the state impact of deferred tax assets and liabilities, and (2) the decrease in net earnings from continuing operations, which increased the rate impact of state income taxes (including the Texas margins tax), non-controlling interests, and other adjustments. The decreases to the effective tax rate were partially offset by the following increases: (1) a $1.9 million charge related to an excess of cumulative compensation expense over the realized tax benefit upon the exercise of employee stock options, and (2) the HIF imposed by the Health Reform Law beginning in 2014, which is treated as a nondeductible excise tax.

Acute Care Operations

The following table sets forth, for the periods indicated, results of our acute care operations expressed in dollar terms and as a percentage of total acute care revenue. Such information has been derived from our audited, consolidated statements of operations.

	Year Ended September 30, 2015		Year Ended September 30, 2014		Year Ended September 30, 2013
($ in thousands):	Amount	Percentage	Amount	Percentage	Amount	Percentage
Acute care revenue
Acute care revenue before provision for bad debts	$2,244,071		$2,140,270		$2,047,880
Less: Provision for bad debts	(359,241)		(337,118)		(326,978)

Acute care revenue	1,884,830	99.1%	1,803,152	99.3%	1,720,902	99.6%
Revenue between segments (1)	16,480	0.9%	13,079	0.7%	7,092	0.4%

Total acute care revenue	1,901,310	100.0%	1,816,231	100.0%	1,727,994	100.0%
Costs and expenses
Salaries and benefits	878,652	46.2%	857,893	47.2%	824,025	47.7%
Supplies	321,492	16.9%	299,527	16.5%	294,226	17.0%
Rentals and leases	73,798	4.0%	71,016	3.9%	51,352	3.0%
Other operating expenses	403,884	21.2%	385,957	21.3%	370,068	21.4%
Medicare and Medicaid EHR incentives	(6,907)	(0.4%)	(14,417)	(0.8%)	(20,723)	(1.2%)
Interest expense, net	128,857	6.8%	130,818	7.2%	133,206	7.7%
Depreciation and amortization	92,163	4.8%	91,150	5.0%	89,878	5.2%
Management fees	5,000	0.3%	5,000	0.3%	5,000	0.3%

Total costs and expenses	1,896,939	99.8%	1,826,944	100.6%	1,747,032	101.1%
Earnings (loss) from continuing operations before gain (loss) on disposal of assets and income taxes	4,371	0.2%	(10,713)	(0.6%)	(19,038)	(1.1%)
Gain (loss) on disposal of assets, net	(1,408)	(0.0%)	3,402	0.2%	(8,982)	(0.5%)

Earnings (loss) from continuing operations before income taxes	$2,963	0.2%	$(7,311)	(0.4%)	$(28,020)	(1.6%)

(1)	Revenue between segments is eliminated in our consolidated results.

Years Ended September 30, 2015 and 2014

Total acute care revenue — Total acute care revenue for the year ended September 30, 2015, was $1.90 billion, an increase of $85.1 million or 4.7% compared to $1.82 billion in the prior year. The increase in total acute care revenue during the year is primarily due to an increase in adjusted admissions of 3.3% and an increase in net patient revenue per adjusted admission of 1.5%, both compared to the prior year.

Net adjustments to estimated third-party payor settlements, also known as prior year contractuals, resulted in an increase in total acute care revenue for the years ended September 30, 2015 and 2014, of $7.0 million and $3.9 million, respectively.

Salaries and benefits — Salaries and benefits expense for the year ended September 30, 2015, was $878.7 million, or 46.2% of total acute care revenue, compared to $857.9 million, or 47.2% of total acute care revenue in the prior year. Excluding the impact of stock-based compensation, salaries and benefits expense as a percentage of total acute care revenue was 45.8% for the year ended September 30, 2015, compared to 46.6% in the prior year. The improvement in our salaries and benefits expense as a percentage of total acute care revenue, excluding the impact of stock-based compensation, is the result of leveraging our growth in total acute care revenue, as well as a reduction in employee benefit costs, compared to the prior year.

Supplies — Supplies expense for the year ended September 30, 2015, was $321.5 million, or 16.9% of total acute care revenue, compared to $299.5 million, or 16.5% of total acute care revenue in the prior year. The increase in supplies expense as a percentage of total acute care revenue is primarily attributable to an increase in implant costs associated with the growth in certain cardiac and orthopedic surgical procedures, as well as an increase in drug costs.

Other operating expenses—Other operating expenses for the year ended September 30, 2015, were $403.9 million, or 21.2% of total acute care revenue, compared to $386.0 million, or 21.3% of total acute care revenue in the prior year.

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

Net adjustments to estimated third-party payor settlements, also known as prior year contractuals, resulted in an increase in total acute care revenue for the years ended September 30, 2014 and 2013, of $3.9 million and $8.3 million, respectively.

Salaries and benefits—Salaries and benefits expense for the year ended September 30, 2014, was $857.9 million, or 47.2% of total acute care revenue, compared to $824.0 million, or 47.7% of total acute care revenue in the prior year. Excluding the impact of stock-based compensation, salaries and benefits expense as a percentage of total acute care revenue was 46.6% for the year ended September 30, 2014, compared to 47.5% in the prior year. Salaries and benefits expense as a percentage of total acute care revenue, excluding the impact of stock-based compensation, decreased primarily as a result of leveraging our growth in total acute revenue and improvements in labor productivity.

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

	Year Ended September 30, 2015		Year Ended September 30, 2014		Year Ended September 30, 2013
($ in thousands):	Amount	Percentage	Amount	Percentage	Amount	Percentage
Premium, service and other revenue
Premium revenue	$844,242	95.5%	$687,002	98.2%	$564,152	100.0%
Service and other revenue	40,188	4.5%	12,302	1.8%	—	—

Premium, service and other revenue	884,430	100%	699,304	100.0%	564,152	100.0%
Costs and expenses
Salaries and benefits	54,163	6.1%	34,925	5.0%	23,985	4.3%
Supplies	744	0.1%	233	0.0%	183	0.0%
Medical claims (1)	749,160	84.7%	609,857	87.2%	474,386	84.1%
Rentals and leases	2,822	0.3%	1,698	0.2%	1,544	0.3%
Other operating expenses	61,983	7.0%	40,976	5.9%	23,448	4.1%
Depreciation and amortization	4,309	0.5%	4,162	0.6%	4,148	0.7%

Total costs and expenses	873,181	98.7%	691,851	98.9%	527,694	93.5%

Earnings before income taxes	$11,249	1.3%	$7,453	1.1%	$36,458	6.5%

(1)	Medical claims paid to our hospitals of $16.5 million, $13.1 million and $7.1 million for the years ended September 30, 2015, 2014 and 2013, respectively, are eliminated in our consolidated results.

Years Ended September 30, 2015 and 2014

Premium revenue—Premium revenue was $844.2 million for the year ended September 30, 2015, an increase of $157.2 million or 22.9%, compared to $687.0 million in the prior year. The increase in premium revenue was driven by membership growth in our health plan product lines. As of September 30, 2015, total lives served across all product lines increased 22.5% compared to the prior year. For the year ended September 30, 2015, enrollment in our Medicare and Medicaid product lines increased 13.8% and 20.3%, respectively, compared to the prior year. Premium revenue for our managed Medicaid product line has been favorably impacted by the expansion of the Medicaid program in connection with the Health Reform Law. For the year ended September 30, 2015, premium revenue on a per member per month basis for our health plan products increased 2.1% compared to the prior year.

Service and other revenue—Service and other revenue was $40.2 million for the year ended September 30, 2015, compared to $12.3 million in the prior year. This increase was primarily driven by revenue from our MSO subsidiary, which began operations on June 1, 2014. Additionally, during the year ended September 30, 2015, we recognized $15.7 million of revenue related to reimbursement of the HIF assessed in connection with the Health Reform Law, compared to $8.2 million in the prior year.

Salaries and benefits—Salaries and benefits expense for the year ended September 30, 2015, was $54.2 million, or 6.1% of premium, service and other revenue, compared to $34.9 million, or 5.0% of premium, service and other revenue in the prior year. Salaries and benefits for the year ended September 30, 2015, compared to the prior year have been impacted by additional employees associated with our new MSO subsidiary, which began operations on June 1, 2014.

Medical claims—Medical claims expense was $749.2 million for the year ended September 30, 2015, compared to $609.9 million in the prior year. Medical claims expense as a percentage of premium revenue, or MLR, related to our health plan products was 88.7% for the year ended September 30, 2015, compared to 88.8% in the prior year. Excluding the impact of prior period medical expense development, our MLR for the year ended September 30, 2015, was 87.0%, compared to 89.6% in the prior year. The decline in our adjusted MLR for the year ended September 30, 2015, compared to the prior year, was primarily attributable to improvements in medical costs resulting from effectively managing the care of Arizona’s childless adult population subsequent to the expansion of the state’s Medicaid program on January 1, 2014.

Other operating expenses—Other operating expenses for the year ended September 30, 2015, were $62.0 million, or 7.0% of premium, service and other revenue, compared to $41.0 million, or 5.9% of premium, service and other revenue in the prior year. Other operating expenses for the year ended September 30, 2015, included the impact of $5.9 million in incremental HIF-related expenses.

Years Ended September 30, 2014 and 2013

Premium revenue—Premium revenue was $687.0 million for the year ended September 30, 2014, an increase of $122.9 million or 21.8%, compared to $564.2 million in the prior year. The increase in premium revenue is attributable to an 18.8% increase in health plan lives, driven by growth in all of our managed care product lines. For the year ended September 30, 2014, enrollment in our Medicare and Medicaid product lines increased 92.4% and 16.8%, respectively, compared to the prior year. Premium revenue for our managed Medicaid product line has been impacted favorably by the state of Arizona’s expansion of the Medicaid program in connection with the Health Reform Law. Premium revenue on a per member per month basis for our Arizona Medicaid product line increased 2.7% compared to the prior year. Additionally, premium revenue for the year ended September 30, 2014, compared to the prior year, increased as a result of additional reimbursement related to primary care physician Medicaid parity payments, which also includes a pass-through component impacting our medical expenses.

Service and other revenue—Service and other revenue was $12.3 million for the year ended September 30, 2014, which included $8.2 million of revenue related to reimbursement of the new HIF assessed in connection with the Health Reform Law effective January 1, 2014.

Medical claims—Medical claims expense was $609.9 million for the year ended September 30, 2014, compared to $474.4 million in the prior year. Medical claims expense as a percentage of premium revenue was 88.8% for the year ended September 30, 2014, compared to 84.1% in the prior year. This increase is primarily attributable to additional medical expenses associated with the growth in childless adult members, resulting from the recent expansion of the Medicaid program in Arizona, a population that typically experiences more frequent medical utilization and higher acuity levels, particularly as they are newly enrolled (and prior to effective management of their care). Additionally, we have incurred an increase in pharmacy costs during the year resulting from an increase in specialty drug utilization, including $3.8 million of additional costs associated with a new drug treatment used to cure Hepatitis C.

Other operating expenses—Other operating expenses for year ended September 30, 2014, were $41.0 million, or 5.9% of premium, service and other revenue, compared to $23.4 million, or 4.1% of premium, service and other revenue in the prior year. Other operating expenses increased primarily as a result of $4.8 million in start-up related costs associated with our new MSO-related business and $6.0 million in HIF-related expense.

Summary of Operations by Quarter

The following table presents unaudited quarterly operating results for the years ended September 30, 2015 and 2014. We believe that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the audited, consolidated financial statements. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

	Quarter Ended
	Sept. 30, 2015	June 30, 2015	March 31, 2015	Dec. 31, 2014
	(in thousands)
Total revenue	$716,601	$686,294	$696,827	$669,538
Earnings (loss) from continuing operations before income taxes	(3,647)	2,386	18,496	(3,023)
Net earnings (loss) from continuing operations	(2,985)	1,368	8,749	(369)

	Quarter Ended
	Sept. 30, 2014	June 30, 2014	March 31, 2014	Dec. 31, 2013
	(in thousands)
Total revenue	$646,036	$632,748	$627,782	$595,890
Earnings (loss) from continuing operations before income taxes	(1,090)	(10,177)	7,003	4,406
Net earnings (loss) from continuing operations	8,762	(11,315)	3,231	1,928

LIQUIDITY AND CAPITAL RESOURCES

Overview of Cash Flow Activities for the Years Ended September 30, 2015 and 2014

Our cash flows are summarized as follows (in thousands):

	Year Ended September 30,
	2015	2014
Cash flows from operating activities	$170,521	$58,871
Cash flows from investing activities	$(125,569)	$(122,415)
Cash flows from financing activities	$(7,619)	$(33,407)

Operating Activities

Cash flows provided by operating activities were $170.5 million for the year ended September 30, 2015, compared to $58.9 million in the prior year. During the year ended September 30, 2015, operating cash flows improved as a result of increased collections associated with our participation in certain Texas Medicaid supplemental reimbursement programs and the growth in our managed care operations. In the prior year, cash flows from operating activities were impacted by the payment of $22.3 million in income taxes, transaction fees and other costs associated with the sale-leaseback of certain real estate, along with delays in certain Texas supplemental reimbursement.

At September 30, 2015, we had $508.7 million in net working capital, compared to $529.1 million at September 30, 2014, excluding assets and liabilities held for sale. Net accounts receivable increased $12.1 million to $317.7 million at September 30, 2015, from $305.7 million at September 30, 2014.

Investing Activities

Cash flows used in investing activities were $125.6 million for the year ended September 30, 2015, compared to $122.4 million in the prior year. Purchases of property and equipment for the year ended September 30, 2015, were $141.7 million, which included $29.0 million to complete the construction of a new greenfield hospital campus in Lehi, Utah, compared to $114.6 million in the prior year, which included $34.1 million related to the construction of the new greenfield hospital campus. During the year ended September 30, 2015, we acquired the assets of Victory Medical Center of Beaumont and Basin Healthcare Center for a total of $25.3 million. Also included in the year ended September 30, 2015, was $42.6 million in proceeds received from the sale of our Nevada operations.

Financing Activities

Cash flows used in financing activities were $7.6 million for the year ended September 30, 2015, compared to $33.4 million in the prior year. Included in the year ended September 30, 2015, were principal debt payments totaling $12.8 million, compared to $13.4 million in the prior year. During the year ended September 30, 2015, we received $12.0 million in proceeds from lease financing related to the construction of a medical office building completed as part of the new greenfield hospital campus opened this year. During the year ended September 30, 2015, distributions to non-controlling interest holders totaled $8.2 million, compared to $15.6 million in the prior year (which included distributions to non-controlling interests of $5.3 million associated with the sale-leaseback of certain hospital real estate).

Capital Resources

As of September 30, 2015, we had the following debt arrangements:

•	$1.325 billion in senior secured credit facilities; and

•	$849.9 million in 8.375% senior notes due 2019.

At September 30, 2015, amounts outstanding under our senior secured credit facilities consisted of $979.4 million in term loans. In addition, we had $14.3 million in letters of credit outstanding under the revolving credit facility. The weighted average interest rate of outstanding borrowings under the senior secured credit facilities was 4.5% for the year ended September 30, 2015, compared to 4.6% in the prior year.

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

On October 31, 2014, the Issuers completed an offer to purchase up to $210.0 million aggregate principal amount of our outstanding Senior Notes. The Issuers were required to make the offer to purchase under the terms of the Indenture governing the Senior Notes using excess proceeds from certain asset dispositions. The offer to purchase was made a price equal to 100% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest, to but excluding the redemption date. Holders validly tendered $0.1 million in aggregate principal amount of the Senior Notes, all of which were accepted by the Issuers. We made payment to settle all validly tendered Senior Notes on November 6, 2014. At September 30, 2015, the outstanding principal balance of the Senior Notes was $849.9 million.

The Senior Notes bear interest at a rate of 8.375% per annum, payable semi-annually, in cash in arrears, on May 15 and November 15 of each year.

We may redeem the Senior Notes in whole or in part, at any time at a price equal to 104.188% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest and special interest, if any, to but excluding the redemption date, subject to compliance with certain conditions. Each subsequent year the redemption price declines 2.093 points until 2017, and thereafter, at which point the redemption price is equal to 100% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest and special interest, if any, to but excluding the redemption date.

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

Credit Ratings

The table below summarizes our corporate rating, as well as our credit ratings for the Senior Secured Credit Facilities and Senior Notes as of the date of this Report:

	Moody’s	Standard & Poor’s
Corporate credit	B2	B
Senior secured term loan facility	Ba3	B
Senior secured revolving credit facility	Ba3	BB-
Senior Notes	Caa1	CCC+
Outlook	Stable	Stable

Other

We executed interest rate swaps with Citibank, N.A. (“Citibank”) and Barclays Bank PLC (“Barclays”), as counterparties, with notional amounts totaling $350.0 million, of which $50.0 million expired on September 30, 2014 and $100.0 million expired on September 30, 2015. The remaining agreement was effective March 28, 2013 and expires September 30, 2016. Under the remaining agreement, we are required to make quarterly fixed rate payments to our counterparty at an annual rate of 2.2%. The counterparty is obligated to make quarterly floating rate payments to us based on the three-month LIBOR rate, subject to a floor of 1.25%.

Capital Expenditures

We plan to finance our proposed capital expenditures with cash generated from operations, borrowings under our Senior Secured Credit Facilities and other capital sources that may become available. We expect our capital expenditures for fiscal 2016 to be $145.0 million to $155.0 million, including $37.0 million to $42.0 million in hardware and software costs related to information systems projects, including healthcare IT stimulus initiatives.

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

Including available cash at September 30, 2015, we have available liquidity as follows (in millions):

Cash and cash equivalents	$378.5
Cash collateral for certain letters of credit and other items	(76.0)
Available capacity under our senior secured revolving credit facility	285.7

Net available liquidity at September 30, 2015	$588.2

Net available liquidity assumes 100% participation from all lenders currently participating in our senior secured revolving credit facility. In addition to our available liquidity, we expect to generate significant operating cash flows in fiscal 2016. We will also utilize proceeds from our financing activities as needed.

With respect to the disposition of our Nevada operations, which was completed on January 23, 2015, we received aggregate proceeds of approximately $43.0 million. The Amended and Restated Credit Agreement requires us to prepay borrowings under the senior secured term loan facility with net cash proceeds of certain asset dispositions unless such proceeds are reinvested within 12 months in existing facilities or 24 months in a greenfield construction project (36 months if there is a binding commitment for such investment within such 12 or 24 month periods). The Indenture similarly requires us to make prepayments with net cash proceeds of certain asset dispositions unless such proceeds have been either reinvested or used to prepay our obligations under the senior secured term loan facility within 365 days (an additional 180 days exists if there is a binding commitment for such investment).

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

We are unable at this time to extend our evaluation of the sufficiency of our liquidity beyond three years. We cannot assure you that our operating performance will generate sufficient cash flow from operations or that future borrowings will be available under our Senior Secured Credit Facilities, or otherwise, to enable us to grow our business, service our indebtedness, or make anticipated capital expenditures and tax payments. For more information, see our risk factors in Item 1A “Risk Factor” of this Report.

One element of our business strategy is to selectively pursue acquisitions and strategic alliances in existing and new markets. Any acquisitions or strategic alliances may result in the incurrence of, or assumption by us, of additional indebtedness. We continually assess our capital needs and may seek additional financing, including debt or equity as considered necessary to fund capital expenditures and potential acquisitions or for other corporate purposes. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. For more information, see our risk factors in Item 1A “Risk Factor” of this Report.

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

Tabular Disclosure of Contractual Obligations

The following table reflects a summary of obligations and commitments outstanding including both the principal and interest portions of long-term debt and capital lease obligations at September 30, 2015.

	Payments Due By Period
	1 Year	2-3 Years	4-5 Years	More than 5 Years	Total
	(in millions)
Contractual Cash Obligations
Long-term debt, with interest (1)	$125.2	$1,176.7	$894.5	$—	$2,196.4
Capital lease obligations, with interest	1.0	1.4	1.4	2.3	6.1
Medical claims	104.3	—	—	—	104.3
Operating leases	62.4	113.8	95.5	266.6	538.3
Estimated self-insurance liabilities	14.7	16.9	14.1	14.6	60.3
Purchase obligations (2)	63.8	72.4	30.9	0.4	167.5

Subtotal	$371.4	$1,381.2	$1,036.4	$283.9	$3,072.9

	Amount of Commitment Expiration Per Period
	1 Year	2-3 Years	4-5 Years	More than 5 Years	Total
	(in millions)
Other Commitments (3)
Guarantees of surety bonds	$0.6	$—	$—	$—	$0.6
Letters of credit	83.1	—	—	—	83.1
Other commitments	12.8	5.2	0.3	—	18.3

Subtotal	96.5	5.2	0.3	—	102.0

Total obligations and commitments	$467.9	$1,386.4	$1,036.7	$283.9	$3,174.9

(1)	We applied an interest rate of 4.5% to our Senior Secured Credit Facilities and 8.375% to our Senior Notes.
(2)	Includes cash obligations related to the our IT conversion.
(3)	Excludes $5.2 million of unrecognized tax benefits and related interest that could result in a cash settlement, of which $3.0 million relates to timing differences between book and taxable income that may be offset by a reduction of cash tax obligations in future periods. We have not included these amounts in the above table as we cannot reliably estimate the amount and timing of payments related to these liabilities.

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

Inflation

We believe that hospital industry operating margins have been, and may continue to be, under pressure because of changes in payor and service mix and growth in operating expenses in excess of the increase in prospective payments under the Medicare and Medicaid programs. In addition, as a result of increasing regulatory and competitive pressures, our ability to maintain operating margins through price increases is limited. Additionally, wages and other expenses increase during periods of labor shortage. We cannot predict our ability to cover or offset future cost increases.

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

The estimates, judgments and assumptions used by us under “Allowance for Doubtful Accounts,” “Allowance for Contractual Discounts and Settlement Estimates,” “Insurance Reserves,” “Medical Claims Payable,” “Reinsurance,” “Goodwill and Other Intangibles”, “Stock-based Compensation,” and “Income Taxes” are, we believe, reasonable, but involve inherent uncertainties as described below, which may or may not be controllable by management. As a result, the accounting for such items could result in different amounts if management used different assumptions or if different conditions occur in future periods.

Allowance for Doubtful Accounts. Our ability to collect outstanding receivables from third-party payors and patients is critical to our operating performance and cash flows. The primary collection risk lies with uninsured patient accounts or patient accounts for which primary insurance has paid but a patient portion remains outstanding. The provision for bad debts and the allowance for doubtful accounts relate primarily to amounts due directly from patients. Our estimation of the allowance for doubtful accounts is based primarily upon the type and age of the patient accounts receivable and the effectiveness of our collection efforts. Our policy is to reserve a portion of all self-pay receivables, including amounts due from the uninsured and amounts related to co-payments and deductibles, as these charges are recorded. We monitor our accounts receivable balances and the effectiveness of our reserve policies on a regular basis and review various analytics to support the basis for our estimates. These efforts primarily consist of reviewing the following:

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

At September 30, 2015 and 2014, our self-pay receivables, including amounts due from uninsured patients and co-payment and deductible amounts due from insured patients, were $276.7 million and $264.6 million, respectively, while our allowance for doubtful accounts, excluding amounts related to discontinued operations, was $210.1 million and $207.4 million, respectively. For the year ended September 30, 2015, the provision for bad debts was 16.0% of acute care revenue before provision for bad debts, compared to 15.8% in the prior year. Significant changes in payor mix or business office operations could have a significant impact on the provision for bad debts, as well as our results of operations and cash flows.

Allowance for Contractual Discounts and Settlement Estimates. We derive a significant portion of our net patient revenue from Medicare, Medicaid and managed care payors that receive discounts from our standard charges. For the years ended September 30, 2015, 2014 and 2013, Medicare, Medicaid and managed care revenue together accounted for 84.9%, 84.9% and 82.7%, respectively, of our hospitals’ net patient revenue before the provision for bad debts.

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

For governmental payors such as Medicare and Medicaid, we determine contractual discounts or allowances based upon the program’s reimbursement (payment) methodology (i.e., either prospectively determined or retrospectively determined based on costs as defined by the government payor). These contractual discounts are determined by an automated process in a manner similar to the process used for managed care revenue. Under prospective payment programs, we record contractual discounts based upon predetermined reimbursement rates. For retrospective cost-based revenues, which are less prevalent, we estimate contractual allowances based upon historical and current factors which are adjusted as necessary in future periods, when final settlements of filed cost reports are received. Net adjustments to estimated third-party payor settlements, also known as prior year contractuals, resulted in an increase in acute care revenue of $7.0 million, $3.9 million and $8.3 million for the years ended September 30, 2015, 2014 and 2013, respectively.

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

Insurance Reserves. Given the nature of our operating environment, we may become subject to professional and general liability or workers’ compensation claims or lawsuits. We maintain third-party insurance coverage for individual malpractice and workers’ compensation claims to mitigate a portion of this risk. In addition, we maintain excess coverage limiting our exposure to an aggregate annual amount for claims. We estimate our reserve for self-insured professional and general liability and workers’ compensation risks using historical claims data, demographic factors, severity factors, current incident logs and other actuarial analysis. At September 30, 2015 and 2014, our professional and general liability accrual for asserted and unasserted claims was $52.7 million and $66.5 million, respectively. For the years ended September 30, 2015, 2014 and 2013, our total premiums and self-insured retention cost for professional and general liability insurance was $3.8 million, $17.4 million and $14.8 million, respectively.

The estimated accrual for professional and general liability and workers’ compensation claims could be significantly affected should current and future occurrences differ from historical claims trends. The estimation process is also complicated by the complexity and changing nature of tort reform in the states in which we operate. While we monitor current claims closely and consider outcomes when estimating our insurance accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in the estimates.

Valuations from our independent actuary for professional and general liability losses resulted in a change in related estimates for prior years which decreased professional and general liability expense by the following amounts (in millions):

Year ended September 30, 2015	$(8.7)
Year ended September 30, 2014	$(4.1)
Year ended September 30, 2013	$(9.4)

Our estimate of the reserve for professional and general liability claims is based upon actuarial calculations that are completed semi-annually. The changes in estimates noted above were recognized in the periods in which the independent actuarial calculations were received. The key assumptions underlying the development of our estimate (loss development, trends and increased limits factors) have not changed materially, as they are largely based upon professional liability insurance industry data published by the Insurance Services Office, a leading provider of data, underwriting, risk management and legal/regulatory services. The reductions in professional and general liability expense related to changes in prior year estimates reflected above for the years ended September 30, 2015, 2014 and 2013, are the result of better than expected claims experience as compared to the industry benchmarks for loss development included in the original actuarial estimate.

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

As reported at September 30, 2015	$52.7
75% Confidence Level	$60.5
90% Confidence Level	$74.4

Valuations from our independent actuary for workers’ compensation losses resulted in a change in related estimates for prior years which decreased workers’ compensation expense by the following amounts (in millions):

Year ended September 30, 2015	$—
Year ended September 30, 2014	$(1.2)
Year ended September 30, 2013	$(1.2)

Medical Claims Payable. Medical claims expense, including claims paid to our hospitals, was $749.2 million, $609.9 million and $474.4 million, or 88.7%, 88.8% and 84.1% of premium revenue for the years ended September 30, 2015, 2014 and 2013, respectively. For the years ended September 30, 2015, 2014 and 2013, $16.5 million, $13.1 million and $7.1 million, respectively, of health plan payments made to hospitals and other healthcare entities owned by us for services provided to our enrollees were eliminated in consolidation.

The following table shows the components of the change in medical claims payable (in thousands):

	Year Ended September 30,
	2015	2014	2013
Medical claims payable, beginning of year	$79,449	$57,514	$61,142
Reinsurance receivable, beginning of year	(2,920)	(4,647)	(6,866)

Net claims payable, beginning of year	76,529	52,867	54,276

Medical claims expense attributable to:
Current year	732,138	605,721	476,217
Prior year	17,022	4,136	(1,831)

Medical claims expense	749,160	609,857	474,386
Medical claims payments attributable to:
Current year	(650,775)	(523,979)	(418,901)
Prior year	(89,545)	(62,216)	(56,894)

Medical claims paid	(740,320)	(586,195)	(475,795)

Net claims payable, end of year	85,369	76,529	52,867
Reinsurance receivable, end of year	18,927	2,920	4,647

Medical claims payable, end of year	$104,296	$79,449	$57,514

As reflected in the table above, medical claims expense for the year ended September 30, 2015, includes $17.0 million in increased medical costs related to prior years resulting from unfavorable development. The unfavorable development for the year ended September 30, 2015, is attributable to higher than anticipated medical costs resulting from an increase in medical utilization and acuity due to Arizona’s expansion of the state’s Medicaid program effective January 1, 2014, in connection with the Health Reform Law. Medical claims expense for the years ended September 30, 2014 and 2013, includes a $4.1 million increase and $1.8 million decrease, respectively, in medical costs related to prior years resulting from changes in development.

Additional adjustments to prior year estimates may be necessary in future periods as more information becomes available.

We estimate our medical claims payable using historical claims experience (including severity and payment lag time) and other actuarial analysis including number of enrollees, age of enrollees and certain enrollee health indicators to predict the cost of healthcare services provided to enrollees during any given period. While management believes that its estimation methodology effectively captures trends in medical claims costs, actual payments could differ significantly from our estimates given changes in healthcare costs or adverse experience. For example, our medical claims payable is primarily composed of estimates related to the most recent three months and periods prior to the most recent three months. The claims trend factor, which is developed through a comprehensive analysis of claims incurred in prior months, is the most significant component used in developing the claims liability estimates for the most recent three months. The completion factor is an actuarial estimate, based upon historical experience, of the percentage of incurred claims during a given period that have been adjudicated as of the date of estimation. The completion factor is the most significant component used in developing the claims liability estimates for the periods prior to the most recent three months. The following table illustrates the sensitivity of our medical claims payable at September 30, 2015, and the estimated potential impact on our results of operations, to changes in these factors that management believes are reasonably likely based upon our historical experience and currently available information (dollars in thousands):

Claims Trend Factor		Completion Factor
Increase (Decrease) in Factor	Increase (Decrease) in Medical Claims Payable	Increase (Decrease) in Factor	Increase (Decrease) in Medical Claims Payable
(3.0%)	$(4,871)	1.0%	$(5,124)
(2.0)	(3,248)	0.5	(2,785)
(1.0)	(1,624)	(0.5)	3,762
1.0	1,624	(1.0)	7,563

Reinsurance. We enter into reinsurance arrangements to reduce the risk associated with certain higher-cost claims. We are not completely relieved of our liability to the ultimate insured, but our liability is limited to the credit risk exposure associated with the reinsurer. Premiums ceded to the reinsurer are recorded as a reduction to premium revenue, and expected recoveries are recorded as a reduction to medical claims expense. Amounts receivable from reinsurers include both an estimate based upon actual known claims and an estimate associated with the incurred but not yet reported portion of medical claims payable.

Goodwill and Other Intangibles. The accounting policies and estimates related to goodwill and other intangibles are considered critical because of the significant impact that impairment could have on our financial results. We record all assets and liabilities acquired in purchase acquisitions, including goodwill, indefinite-lived intangibles, and other intangibles, at fair value as required by Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment. The initial recording of goodwill and other intangibles requires subjective judgments concerning estimates of the fair value of the acquired assets. Goodwill, which was $821.3 million at September 30, 2015, is not amortized but is subject to tests for impairment annually or more often if events or circumstances indicate it may be impaired. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. We did not record an impairment loss during the years ended September 30, 2015, 2014 or 2013, in association with continuing operations. Other identifiable intangible assets, net of accumulated amortization, were $19.9 million at September 30, 2015, compared to $23.3 million at September 30, 2014. These are amortized over their estimated useful lives and are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections. Estimated cash flows may extend far into the future and, by their nature, are difficult to determine over an extended timeframe. Factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, and changes in discount rates and specific industry or market sector conditions. Other key judgments in accounting for intangible assets include useful life and classification between goodwill and indefinite-lived intangibles or other intangibles which require amortization. See “Goodwill and Other Intangible Assets” in the Notes to Consolidated Financial Statements for additional information regarding intangible assets. The impact of a 5% impairment charge to goodwill or intangible assets would result in a reduction in pre-tax income of $42.1 million.

Stock-based Compensation. We account for stock-based compensation awards in accordance with ASC 718, Compensation—Stock Compensation, which requires a fair-value based method for measuring the value of stock-based compensation. Fair value is measured once at the date of grant and is not adjusted for subsequent changes. Our stock-based compensation plans include programs for stock options and restricted stock unit (“RSU”) awards.

We estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model requires the use of highly subjective assumptions which determine the fair value of stock-based awards. These assumptions include:

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

In addition to the Black-Scholes-Merton assumptions, we estimate our forfeiture rate based on an analysis of our actual forfeitures and will continue to evaluate the adequacy of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior, and other factors. The impact from any forfeiture rate adjustment would be recognized in full in the period of adjustment and if the actual number of future forfeitures differs from our estimates, we might be required to record adjustments to stock-based compensation in future periods. These assumptions represent our best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and we use different assumptions, our equity-based compensation expense could be materially different in the future.

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

Certain tax matters require interpretations of tax law that may be subject to future challenge and may not be upheld under tax audit. Significant judgment is required in determining and assessing the impact of such tax-related contingencies. We apply the provisions of ASC 740, Income Taxes, which prescribe a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Only tax positions that meet the more-likely-than-not recognition threshold have been recognized in connection with these provisions.

The provisions regarding accounting for uncertainty in income taxes permit interest and penalties on underpayments of income taxes to be classified as interest expense, income tax expense, or another appropriate expense classification based on our accounting election. Our policy is to classify interest and penalties as a component of income tax expense.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We do not, however, hold or issue financial instruments or derivatives for trading or speculative purposes. At September 30, 2015, the following components of our Senior Secured Credit Facilities bear interest at variable rates at specified margins above either the agent bank’s alternate base rate or the LIBOR rate: (i) a $1.025 billion, seven-year term loan; and (ii) a $300.0 million, five-year revolving credit facility. As of September 30, 2015, we had outstanding principal of variable rate debt of $979.4 million.

We have managed our market exposure to changes in interest rates by implementing a comprehensive interest rate hedging strategy that includes converting variable rate debt to fixed rate debt. We have previously executed interest rate swaps for non-trading and non-speculative purposes with Citibank and Barclays, as counterparties, with notional amounts totaling $350.0 million, of which $50.0 million expired on September 30, 2014 and $100.0 million expired on September 30, 2015. The remaining agreement was effective March 28, 2013, expires September 30, 2016 and has an annual rate of 2.2%. Our interest rate hedging agreement exposes us to credit risk in the event of non-performance by our counterparty, Citibank. However, we do not anticipate non-performance by our counterparty.

Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates on our remaining variable rate debt or our consolidated financial position, results of operations or cash flows would not be material. Holding other variables constant, including levels of indebtedness, a 0.125% increase in current interest rates would have no estimated impact on pre-tax earnings and cash flows for the next 12 month period given the 1.25% LIBOR floor that exists in our Senior Secured Credit Facilities.

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

IASIS Healthcare LLC

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

IASIS Healthcare Corporation, sole member of IASIS Healthcare LLC

We have audited the accompanying consolidated balance sheets of IASIS Healthcare LLC (“the Company”) as of September 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended September 30, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IASIS Healthcare LLC at September 30, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Nashville, Tennessee

December 21, 2015

IASIS HEALTHCARE LLC

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	September 30, 2015	September 30, 2014
ASSETS

Cash and cash equivalents	$378,513	$341,180
Accounts receivable, less allowance for doubtful accounts of $210,066 and $220,797 at September 30, 2015 and 2014, respectively	317,729	305,654
Inventories	62,593	57,632
Deferred income taxes	2,645	1,987
Prepaid expenses and other current assets	200,555	216,563
Assets held for sale	—	50,151

Total current assets	962,035	973,167

Property and equipment, net	894,766	826,478
Goodwill	821,339	814,498
Other intangible assets, net	19,896	23,331
Other assets, net	55,596	62,362

Total assets	$2,753,632	$2,699,836

LIABILITIES AND EQUITY

Accounts payable	$131,152	$128,359
Salaries and benefits payable	80,833	71,121
Accrued interest payable	26,896	28,820
Medical claims payable	104,296	79,449
Other accrued expenses and current liabilities	98,324	73,491
Current portion of long-term debt, capital leases and other long-term obligations	11,816	12,690
Liabilities held for sale	—	9,171

Total current liabilities	453,317	403,101

Long-term debt, capital leases and other long-term obligations	1,842,714	1,841,110
Deferred income taxes	118,477	100,499
Other long-term liabilities	95,553	117,289

Non-controlling interests with redemption rights	114,922	108,156

Member’s equity	117,847	120,005
Non-controlling interests	10,802	9,676

Total equity	128,649	129,681

Total liabilities and equity	$2,753,632	$2,699,836

See accompanying notes.

IASIS HEALTHCARE LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands)

	Year Ended September 30,
	2015	2014	2013
Revenues
Acute care revenue before provision for bad debts	$2,244,071	$2,140,270	$2,047,880
Less: Provision for bad debts	(359,241)	(337,118)	(326,978)

Acute care revenue	1,884,830	1,803,152	1,720,902
Premium, service and other revenue	884,430	699,304	564,152

Total revenue	2,769,260	2,502,456	2,285,054

Costs and expenses
Salaries and benefits (includes stock-based compensation of $7,031, $11,891 and $3,855, respectively)	932,815	892,818	848,010
Supplies	322,236	299,760	294,409
Medical claims	732,680	596,778	467,294
Rentals and leases	76,620	72,714	52,896
Other operating expenses	465,867	426,933	393,516
Medicare and Medicaid EHR incentives	(6,907)	(14,417)	(20,723)
Interest expense, net	128,857	130,818	133,206
Depreciation and amortization	96,472	95,312	94,026
Management fees	5,000	5,000	5,000

Total costs and expenses	2,753,640	2,505,716	2,267,634

Earnings (loss) from continuing operations before gain (loss) on disposal of assets and income taxes	15,620	(3,260)	17,420
Gain (loss) on disposal of assets, net	(1,408)	3,402	(8,982)

Earnings from continuing operations before income taxes	14,212	142	8,438

Income tax expense (benefit)	7,449	(2,464)	3,647

Net earnings from continuing operations	6,763	2,606	4,791

Earnings (loss) from discontinued operations, net of income taxes	(1,793)	(14,043)	5,708

Net earnings (loss)	4,970	(11,437)	10,499

Net earnings attributable to non-controlling interests	(12,945)	(11,668)	(7,215)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(7,975)	$(23,105)	$3,284

See accompanying notes.

IASIS HEALTHCARE LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	Year Ended September 30,
	2015	2014	2013
Net earnings (loss)	$4,970	$(11,437)	$10,499

Other comprehensive income
Change in fair value of highly effective interest rate hedges	1,925	2,023	1,662

Other comprehensive income before income taxes	1,925	2,023	1,662

Change in income tax expense	(703)	(738)	(618)

Other comprehensive income, net of income taxes	1,222	1,285	1,044

Comprehensive income (loss)	6,192	(10,152)	11,543

Net earnings attributable to non-controlling interests	(12,945)	(11,668)	(7,215)

Comprehensive income (loss) attributable to IASIS Healthcare LLC	$(6,753)	$(21,820)	$4,328

See accompanying notes.

IASIS HEALTHCARE LLC

CONSOLIDATED STATEMENTS OF EQUITY

(In Thousands)

	Non-controlling Interests with Redemption Rights	Member’s Equity	Non- controlling Interests	Total Equity
Balance at September 30, 2012	$99,164	$141,589	$9,783	$151,372
Net earnings	7,176	3,284	39	3,323
Distributions to non-controlling interests	(5,951)	—	(61)	(61)
Repurchase of non-controlling interests	(1,272)	—	—	—
Sale of non-controlling interests	1,262	—	—	—
Acquisition related adjustments to redemption value of non-controlling interests	364	—	—	—
Other	(3,316)	22	—	22
Stock-based compensation	—	3,855	—	3,855
Other comprehensive income	—	1,044	—	1,044
Income tax benefit from exercised employee stock options	—	16	—	16
Adjustments related to tax benefit from parent company tax deductions	—	489	—	489
Adjustment to redemption value of non-controlling interests with redemption rights	8,037	(8,037)	—	(8,037)

Balance at September 30, 2013	$105,464	$142,262	$9,761	$152,023
Net earnings (loss)	11,694	(23,105)	(26)	(23,131)
Distributions to non-controlling interests	(15,559)	—	(59)	(59)
Repurchase of non-controlling interests	(770)	—	—	—
Acquisition related adjustments to redemption value of non-controlling interests	235	—	—	—
Other	(3,370)	(31)	—	(31)
Stock-based compensation	—	11,891	—	11,891
Other comprehensive income	—	1,285	—	1,285
Redemption of shares for payroll tax withholding requirements	—	(1,838)	—	(1,838)
Adjustments related to tax benefit from parent company tax deductions	—	3	—	3
Adjustment to redemption value of non-controlling interests with redemption rights	10,462	(10,462)	—	(10,462)

Balance at September 30, 2014	$108,156	$120,005	$9,676	$129,681
Net earnings (loss)	12,965	(7,975)	(20)	(7,995)
Distributions to non-controlling interests	(8,230)	—	—	—
Repurchase of non-controlling interests	(570)	879	(1,254)	(375)
Acquisition related adjustments to redemption value of non-controlling interests	2,163	—	2,400	2,400
Other	(2,882)	5	—	5
Stock-based compensation	—	7,031	—	7,031
Other comprehensive income	—	1,222	—	1,222
Adjustment to redemption value of non-controlling interests with redemption rights	3,320	(3,320)	—	(3,320)

Balance at September 30, 2015	$114,922	$117,847	$10,802	$128,649

IASIS HEALTHCARE LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended September 30,
	2015	2014	2013
Cash flows from operating activities
Net earnings (loss)	$4,970	$(11,437)	$10,499
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	96,472	95,312	94,026
Amortization of loan costs	7,884	7,412	7,612
Amortization of deferred gain on sale-leaseback transaction	(2,496)	(2,496)	—
Change in physician minimum revenue guarantees	3,254	2,709	2,807
Stock-based compensation	7,031	11,891	3,855
Deferred income taxes	9,950	3,752	(6,220)
Income tax benefit from stock-based compensation	—	3	16
Income tax benefit from parent company	6	—	489
Loss (gain) on disposal of assets, net	1,408	(3,402)	8,982
Loss (earnings) from discontinued operations, net	1,793	14,043	(5,708)
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	(16,323)	(1,551)	(1,724)
Inventories, prepaid expenses and other current assets	8,830	(88,823)	(14,277)
Accounts payable, other accrued expenses and other accrued liabilities	48,540	72,078	822
Income taxes and other transaction costs payable related to sale-leaseback of real estate	—	(22,270)	—

Net cash provided by operating activities — continuing operations	171,319	77,221	101,179
Net cash used in operating activities — discontinued operations	(798)	(18,350)	(3,027)

Net cash provided by operating activities	170,521	58,871	98,152

Cash flows from investing activities
Purchases of property and equipment	(141,692)	(114,586)	(106,555)
Cash (paid for) received from acquisitions, net	(25,296)	(1,038)	2,996
Cash received from divestitures	42,633	—	144,803
Cash received (paid) for the sale-leaseback of real estate	—	(3,025)	277,983
Proceeds from sale of assets	367	1,903	83
Change in other assets, net	(1,272)	(631)	(2,210)

Net cash provided by (used in) investing activities — continuing operations	(125,260)	(117,377)	317,100
Net cash used in investing activities— discontinued operations	(309)	(5,038)	(5,128)

Net cash provided by (used in) investing activities	(125,569)	(122,415)	311,972

Cash flows from financing activities
Payment of long-term debt, capital leases and other long-term obligations	(12,848)	(13,365)	(178,459)
Proceeds from revolving credit facilities	—	—	165,000
Payment of debt financing costs	—	(1,691)	(1,024)
Cash received from lease financing obligation	11,999	—	—
Distributions to non-controlling interests	(8,230)	(15,618)	(6,012)
Cash received for the sale of non-controlling interests	—	—	849
Cash paid for the repurchase of non-controlling interests	(947)	(770)	(1,211)
Other	2,400	(1,838)	22

Net cash used in financing activities — continuing operations	(7,626)	(33,282)	(20,835)
Net cash provided by (used in) financing activities — discontinued operations	7	(125)	(40)

Net cash used in financing activities	(7,619)	(33,407)	(20,875)

Change in cash and cash equivalents	37,333	(96,951)	389,249
Cash and cash equivalents at beginning of period	341,180	438,131	48,882

Cash and cash equivalents at end of period	$378,513	$341,180	$438,131

Supplemental disclosure of cash flow information:
Cash paid for interest	$125,559	$123,253	$126,693

Cash paid for (received from) income taxes, net	$(11,011)	$33,086	$(16,181)

See accompanying notes.

IASIS HEALTHCARE LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

IASIS Healthcare LLC (“IASIS” or the “Company”) provides high quality affordable healthcare services primarily in high-growth urban and suburban markets. As of September 30, 2015, we owned or leased 17 acute care hospital facilities and one behavioral health hospital facility with a total of 3,661 licensed beds, several outpatient service facilities and 148 physician clinics.

IASIS’ continuing operations are in various regions including:

•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	six cities in Texas, including Houston and San Antonio; and

•	West Monroe, Louisiana.

The Company also owns and operates Health Choice Arizona, Inc. and related entities (“Health Choice” or the “Plan”), a provider-owned, managed care organization and insurer that delivers healthcare services to 401,200 members through multiple health plans, accountable care networks and managed care solutions. The Plan is headquartered in Phoenix, Arizona, with offices in Tampa, Florida and Salt Lake City, Utah.

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

General and Administrative

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company include the IASIS corporate office costs (excluding stock-based compensation costs), which were $53.6 million, $56.6 million and $41.6 million for the years ended September 30, 2015, 2014 and 2013, respectively.

Discontinued Operations

In accordance with the provisions of Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment (“ASC 360”), the Company has presented the operating results, financial position and cash flows of its previously disposed facilities as discontinued operations, net of income taxes, in the accompanying consolidated financial statements. Additionally, the Company includes in discontinued operations facilities that are part of an approved and committed plan to sell or dispose.

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

In the ordinary course of business, the Company provides care without charge to patients who are financially unable to pay for the healthcare services they receive. Because the Company does not pursue collection of amounts determined to qualify as charity care, they are not reported in acute care revenue. Accordingly, the Company records revenue deductions for patient accounts that meet its guidelines for charity care. The Company provides charity care to patients with income levels below 200% of the federal poverty level (“FPL”). Additionally, at all of the Company’s hospitals, a sliding scale of reduced rates is offered to uninsured patients, who are not covered through federal, state or private insurance, with incomes between 200% and 400% of the FPL. The estimated cost incurred by the Company to provide services to patients who qualify for charity care was $11.5 million, $12.9 million and $12.5 million for the years ended September 30, 2015, 2014 and 2013, respectively. These estimates were determined by applying a ratio of costs to gross charges multiplied by the Company’s gross charity care charges.

Acute care revenue is reported at the estimated net realizable amounts from third-party payors and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with third-party payors. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and are adjusted, if necessary, in future periods when final settlements are determined. Net adjustments to estimated third-party payor settlements (“prior year contractuals”) resulted in an increase in acute care revenue of $7.0 million, $3.9 million and $8.3 million for the years ended September 30, 2015, 2014 and 2013, respectively. The Company also records a provision for bad debts related to uninsured accounts, as well as co-insurance and deductible balances due from insured patients, to reflect its self-pay accounts receivable at the estimated amounts expected to be collected. The sources of the Company’s hospital net patient revenue by payor before its provision for bad debts are summarized as follows:

	Year Ended September 30,
	2015	2014	2013
Medicare	19.6%	20.4%	21.1%
Managed Medicare	10.4	10.8	10.6
Medicaid and managed Medicaid	12.2	12.8	11.8
Managed care	42.7	40.9	39.2
Self-pay	15.1	15.1	17.3

Total	100.0%	100.0%	100.0%

During the years ended September 30, 2015, 2014 and 2013, 42.2%, 44.0% and 43.5%, respectively, of the Company’s net patient revenue before its provision for bad debts related to patients participating in the Medicare and Medicaid programs, including Medicare and Medicaid managed health plans. The Company recognizes that revenue and receivables from government agencies are significant to its operations, but does not believe that there is significant credit risks associated with these government agencies. The Company believes that the concentration of credit risk from other payors is limited due to the number of patients and payors.

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

At September 30, 2015 and 2014, the Company’s self-pay receivables, including amounts due from uninsured patients and co-payment and deductible amounts due from insured patients, were $276.7 million and $264.6 million, respectively. Excluding amounts related to discontinued operations, at September 30, 2015 and 2014, the Company’s allowance for doubtful accounts was $210.1 million and $207.4 million, respectively.

A summary of activity in the Company’s allowance for doubtful accounts is as follows (in thousands):

	Beginning Balance	Provision for Bad Debts	Accounts Written Off, Net of Recoveries	Ending Balance
Year Ended September 30, 2013	$235,154	$326,978	$(306,407)	$255,725
Year Ended September 30, 2014	255,725	337,118	(372,046)	220,797
Year Ended September 30, 2015	220,797	359,241	(369,972)	210,066

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

Effective October 1, 2013, Health Choice entered into a new contract with AHCCCS including an initial term of three years, and two one-year renewal options at the discretion of AHCCCS. The contract is terminable without cause on 90 days’ written notice or for cause upon written notice if the Company fails to comply with any term or condition of the contract or fails to take corrective action as required to comply with the terms of the contract. Additionally, AHCCCS can terminate the contract in the event of the unavailability of state or federal funding.

Health Choice also provides coverage as a Medicare Advantage Prescription Drug (“MAPD”) Special Needs Plan (“SNP”) provider pursuant to a contract with the Centers for Medicare and Medicaid Services (“CMS”). The SNP allows Health Choice to offer Medicare and Part D drug benefit coverage for new and existing dual-eligible members (i.e. those that are eligible for Medicare and Medicaid). The contract with CMS includes successive one-year renewal options at the discretion of CMS and is terminable without cause on 90 days’ written notice or for cause upon written notice if the Company fails to comply with any term or condition of the contract or fails to take corrective action as required to comply with the terms of the contract. Health Choice received notification that CMS exercised its option to extend its contract through December 31, 2016.

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

On March 10, 2014, Health Choice entered into a contract with a large national insurer to provide management and administrative services to Medicaid enrollees in two separate geographic areas in the state of Florida. Under this contract, which covered 93,800 Medicaid enrollees as of September 30, 2015, Health Choice receives an administrative fee based upon the number of members served. The contract has an initial term of one year, with automatic annual renewal options that also provide each party with termination options.

The sources of Health Choice’s premium, service and other revenue by major product line are summarized as follows:

	Year Ended September 30,
	2015	2014	2013
Medicaid and Medicaid MSO	85.7%	86.7%	90.1%
MAPD SNP	13.0	13.1	9.9
Other	1.3	0.2	—

Total	100.0%	100.0%	100.0%

Medicare and Medicaid EHR Incentives

The American Recovery and Reinvestment Act of 2009 provides for Medicare and Medicaid incentive payments that began in calendar year 2011 for eligible hospitals and professionals that implement certified electronic health records (“EHR”) technology and adopt the related meaningful use requirements. The Company recognizes income related to the Medicare or Medicaid incentives as the Company is able to satisfy all appropriate contingencies, which includes completing attestations as to eligible hospitals adopting, implementing or demonstrating meaningful use of certified EHR technology, and additionally for Medicare incentives, deferring income until the related Medicare fiscal year has passed and cost report information used to determine the final amount of reimbursement is known. Included in the accompanying consolidated statements of operations for the years ended September 30, 2015, 2014 and 2013, is $6.9 million, $14.4 million and $20.7 million, respectively, of operating income related to Medicare and Medicaid EHR incentives recognized during the respective year. The Company has incurred both capital costs and operating expenses in order to implement certified EHR technology and meet meaningful use requirements. These costs and expenses are projected to continue during all stages of certified EHR technology and meaningful use implementation. As a result, the timing of the expense recognition will not correlate with the receipt of the incentive payments or the recognition of operating income.

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

As of September 30, 2015, the Company has restricted the use of $76.0 million of cash primarily for the purpose of providing collateral for certain letters of credit.

Inventories

Inventories, principally medical supplies, implants and pharmaceuticals, are stated at the lower of cost or market.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at September 30, 2015 and 2014, include amounts due to the Company in connection with Texas supplemental Medicaid reimbursement programs totaling $77.6 million and $90.2 million, respectively. The source of the Company’s receivables under these Texas private supplemental Medicaid reimbursements programs are comprised of the following:

	September 30, 2015	September 30, 2014
Disproportionate share hospital (“DSH”) program	$20,246	$34,917
Uncompensated care (“UC”) program	26,660	36,867
Delivery System Reform Incentive Pool (“DSRIP”)	30,646	18,424

	$77,552	$90,208

The Texas legislature and the Texas Health and Human Services Commission (“THHSC”) recommended expanding Medicaid managed care enrollment in the state, and in December 2011, CMS approved a five-year Medicaid waiver that: (1) allows Texas to expand its Medicaid managed care program while preserving hospital funding; (2) provides incentive payments for improvements in healthcare delivery; and (3) directs more funding to hospitals that serve large numbers of uninsured patients. Certain of the Company’s acute care hospitals currently receive supplemental Medicaid reimbursement, including reimbursement from programs for participating private hospitals that enter into indigent care affiliation agreements with public hospitals or county governments in the state of Texas. Under the CMS-approved programs, affiliated hospitals, including the Company’s Texas hospitals, have expanded the community healthcare safety net by providing indigent healthcare services. Revenue recognized under these Texas private supplemental Medicaid reimbursement programs, including amounts recognized under the Texas Medicaid DSH Program (“Texas Medicaid DSH”) for the years ended September 30, 2015, 2014 and 2013, was $109.0 million, $106.7 million and $98.8 million, respectively. Under the Medicaid waiver, funds are distributed to participating hospitals based upon both the costs associated with providing care to individuals without third party coverage and the investment made to support coordinating care and quality improvements that transform the local communities’ care delivery systems. The responsibility to coordinate and develop plans that address the concerns of the local delivery care systems, including improved access, quality, cost effectiveness and coordination are controlled primarily by government-owned public hospitals that serve the surrounding geographic areas. Complexities of the underlying methodologies in determining the funding for the state’s Medicaid supplemental reimbursement programs, along with a lack of sufficient resources at THHSC to administer the programs, has resulted in a delay in related reimbursements.

Long-lived Assets

The primary components of the Company’s long-lived assets are discussed below. When events, circumstances or operating results indicate that the carrying values of certain long-lived assets and related identifiable intangible assets (excluding goodwill) that are expected to be held and used might be impaired under the provisions of ASC 360, the Company considers the recoverability of assets to be held and used by comparing the carrying amount of the assets to the undiscounted value of future net cash flows expected to be generated by the assets. If assets are identified as impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets as determined by independent appraisals or estimates of discounted future cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of September 30, 2015, the Company has not identified any indicators of impairment related to long-lived assets associated with its continuing operations.

Property and Equipment

Property and equipment are stated at cost. Routine maintenance and repairs are charged to expense as incurred. Expenditures that increase capacities or extend useful lives are capitalized. Buildings and improvements are depreciated over estimated useful lives ranging generally from 14 to 40 years. Estimated useful lives of equipment range generally from 3 to 25 years. Leasehold improvements are amortized on a straight-line basis over the lesser of the terms of the respective leases or their estimated useful lives. Depreciation expense, including amortization of assets capitalized under capital leases, is computed using the straight-line method and was $93.4 million, $92.0 million and $91.0 million for the years ended September 30, 2015, 2014 and 2013, respectively.

Other Assets

Other assets includes costs associated with the issuance of debt, which are amortized over the term of the related debt. Amortization of deferred financing costs is included in interest expense and totaled $6.4 million, $5.9 million and $5.8 million for the years ended September 30, 2015, 2014 and 2013, respectively. Deferred financing costs, net of accumulated amortization, totaled $16.7 million and $23.1 million at September 30, 2015 and 2014, respectively.

Goodwill

Goodwill is not amortized but is subject to annual tests for impairment or more often if events or circumstances indicate it may be impaired. Impairment testing for goodwill is done at the reporting unit level, which has been determined to be at a market level based upon geographic and operational factors. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company completed its annual impairment test of goodwill as of September 30, 2015, and no indicators of impairment were noted.

Insurance Reserves

The Company estimates its reserve for self-insured professional and general liability and workers’ compensation risks using historical claims data, demographic factors, severity factors, current incident logs and other actuarial analysis.

Income Taxes

The Company accounts for income taxes under the asset and liability method in accordance with the provisions of ASC 740, Income Taxes (“ASC 740”). This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply when the temporary differences are expected to reverse. The Company assesses the likelihood that deferred tax assets will be recovered from future taxable income to determine whether a valuation allowance should be established.

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

The Company applies the provisions of ASC 810, Consolidation (“ASC 810”), which requires the Company to clearly identify and present ownership interests in subsidiaries held by parties other than the Company in the consolidated financial statements within the equity section. It also requires the amounts of consolidated net earnings attributable to the Company and to the non-controlling interests to be clearly identified and presented on the face of the consolidated statements of operations.

Redeemable Non-controlling Interest in Consolidated Entities

The Company consolidates nine subsidiaries with non-controlling interests that include third-party partners that own limited partnership units with certain redemption features. The redeemable limited partnership units require the Company to buy back the units upon the occurrence of certain events at the stated redemption value of the units. In addition, the limited partnership agreements for all of the limited partnerships provide the limited partners with put rights which allow the units to be sold back to the Company, subject to certain limitations, at the redemption value of the units. According to the limited partnership agreements, the redemption value of the units for this repurchase purpose is generally calculated as the product of the most current audited fiscal period’s EBITDA (earnings before interest, taxes, depreciation, amortization and management fees) and a fixed multiple, less any long-term debt of the entity. The majority of these put rights require an initial holding period of six years after purchase, at which point the holder of the redeemable limited partnership units may put back to the Company 20% of such holder’s units. Each succeeding year, the number of vested redeemable units will increase by 20% until the end of the tenth year after the initial investment, at which point 100% of the units may be put back to the Company. The limited partnership agreements also provide that under no circumstances shall the Company be required to repurchase more than 25% of the total vested redeemable limited partnership units in any fiscal year. The equity attributable to these interests has been classified as non-controlling interests with redemption rights in the accompanying consolidated balance sheets.

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

The Plan receives reinsurance and other supplemental payments from AHCCCS for healthcare costs that exceed stated amounts at a rate ranging from 75% to 100% of qualified healthcare costs in excess of stated levels of up to $35,000 per claim, depending on the eligibility classification of the member. Qualified costs must be incurred during the contract year and are the lesser of the amount paid by the Plan or the AHCCCS fee schedule. Reinsurance recoveries are recognized under the contract with AHCCCS when healthcare costs exceed stated amounts as provided under the contract, including estimates of such costs at the end of each accounting period. Reinsurance recoveries are recorded as a component of medical claims expense in the accompanying consolidated statement of operations, while reinsurance receivables are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

The following table shows the components of the change in medical claims payable (in thousands):

	Year Ended September 30,
	2015	2014	2013
Medical claims payable, beginning of year	$79,449	$57,514	$61,142
Reinsurance receivable, beginning of year	(2,920)	(4,647)	(6,866)

Net claims payable, beginning of year	76,529	52,867	54,276

Medical claims expense attributable to:
Current year	732,138	605,721	476,217
Prior year	17,022	4,136	(1,831)

Medical claims expense	749,160	609,857	474,386
Medical claims payments attributable to:
Current year	(650,775)	(523,979)	(418,901)
Prior year	(89,545)	(62,216)	(56,894)

Medical claims paid	(740,320)	(586,195)	(475,795)

Net claims payable, end of year	85,369	76,529	52,867
Reinsurance receivable, end of year	18,927	2,920	4,647

Medical claims payable, end of year	$104,296	$79,449	$57,514

As reflected in the table above, medical claims expense for the year ended September 30, 2015, includes $17.0 million in increased medical costs related to prior years resulting from unfavorable development. The unfavorable development for the year ended September 30, 2015, is attributable to higher than anticipated medical costs resulting from an increase in medical utilization and acuity due to Arizona’s expansion of the state’s Medicaid program effective January 1, 2014, in connection with health reform. Medical claims expense for the years ended September 30, 2014 and 2013, includes a $4.1 million increase and $1.8 million decrease, respectively, in medical costs related to prior years resulting from changes in development.

Additional adjustments to prior year estimates may be necessary in future periods as more information becomes available.

Stock-Based Compensation

Although IASIS has no stock option plan or outstanding stock options, the Company, through its parent, IASIS Healthcare Corporation (“IAS”), grants stock options for a fixed number of common shares and restricted stock units (“RSUs”) to its employees. The Company accounts for these stock-based incentive awards under the measurement and recognition provisions of ASC 718, Compensation—Stock Compensation (“ASC 718”). Accordingly, the Company applies the fair value recognition provisions requiring all share-based payments to employees, including grants of employee stock options and RSUs, to be measured based on the grant-date fair value of the awards, with the resulting expense recognized in the income statement. In accordance with ASC 718, the Company uses the Black-Scholes-Merton valuation model in determining the fair value of its share-based payments. Compensation cost for time-vested options and RSUs will generally be amortized on a straight-line basis over the requisite service periods of the awards, generally equal to the awards’ vesting periods, while compensation cost for options with market-based conditions are recognized on a graded schedule generally over the awards’ vesting periods.

Member’s Equity

As of September 30, 2015, all of the common interests of IASIS were owned by IAS, its sole member.

Interest Rate Hedges

The Company accounts for its interest rate hedges in accordance with the provisions of ASC 815, Derivatives and Hedging (“ASC 815”), which also includes enhanced disclosure requirements. In accordance with ASC 815, the Company has designated its interest rate swaps as a cash flow hedge instrument. The Company assesses the effectiveness of its cash flow hedge on a quarterly basis, with any ineffectiveness being measured using the hypothetical derivative method.

Fair Value of Financial Instruments

The Company applies the provisions of ASC 820, Fair Value Measurement and Disclosures (“ASC 820”), which provides a single definition of fair value, establishes a framework for measuring fair value, and expands disclosures concerning fair value measurements. The Company applies these provisions to the valuation and disclosure of certain financial instruments. ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: (i) Level 1, which is defined as quoted prices in active markets that can be accessed at the measurement date; (ii) Level 2, which is defined as inputs other than quoted prices in active markets that are observable, either directly or indirectly; and (iii) Level 3, which is defined as unobservable inputs resulting from the existence of little or no market data, therefore potentially requiring an entity to develop its own assumptions.

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

The carrying value and fair value of the Company’s senior secured term loan facility and its 8.375% senior notes due 2019 (the “Senior Notes”) as of September 30, 2015 and 2014, were as follows (in thousands):

	Carrying Amount		Fair Value
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Senior secured term loan facility	$977,477	$986,815	$980,592	$987,589
Senior Notes	847,147	846,479	875,397	893,563

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

Management Services Agreement

The Company is party to a management services agreement with affiliates of TPG Global, LLC (together with its affiliates, “TPG”) and JLL Partners Inc. (together with its affiliates, “JLL”). The management services agreement provides that in exchange for consulting and management advisory services that will be provided to the Company by the investors, the Company will pay an aggregate monitoring fee of 0.25% of budgeted total revenue up to a maximum of $5.0 million per fiscal year to these parties (or certain of their respective affiliates) and reimburse them for their reasonable disbursements and out-of-pocket expenses. The monitoring fee will be subordinated to the Senior Notes in the event of a bankruptcy of the Company. The management services agreement does not have a stated term. Pursuant to the provisions of the management services agreement, the Company has agreed to indemnify the investors (or certain of their respective affiliates) in certain situations arising from or relating to the agreement, the investors’ investment in the securities of IAS or any related transactions or the operations of the investors, except for losses that arise on account of the investors’ negligence or willful misconduct. For each of the three years ended September 30, 2015, 2014 and 2013, the Company paid $5.0 million in monitoring fees under the management services agreement.

Recent Accounting Pronouncements

Newly Adopted

In July 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-06, “Other Expenses (Topic 720): Fees Paid to the Federal Government by Health Insurers”. Effective January 1, 2014, the Company adopted ASU No. 2011-06 relating to the recognition and income statement reporting of the mandated health insurer fee (“HIF”) to be paid to the federal government by health insurers, as part of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, or collectively, Health Reform Law, which is imposed for calendar years beginning after December 31, 2013. The HIF is based on a company’s share of the industry’s net premiums written during the preceding calendar year, and is payable on September 30 of each year. The HIF is non-deductible for federal income tax purposes. ASU No. 2011-06 addresses how the HIF should be recognized and classified in the financial statements of health insurers. In accordance with ASU No. 2011-06, the Company recorded the estimated liability for the HIF in full with a corresponding deferred asset that is being amortized to expense on a straight-line basis during the 2014 calendar year. The Company’s estimated liability for the HIF is recorded within other accrued expenses and current liabilities in the accompanying consolidated balance sheet. The corresponding deferred asset is recorded within prepaid expenses and other current assets in the accompanying consolidated balance sheet. During the year ended September 30, 2015, the Company recognized $11.9 million in other operating expenses related to amortization of the HIF, with a remaining deferred cost asset balance of $3.3 million. During the year ended September 30, 2014, the Company recognized $6.0 million in other operating expenses related to amortization of the HIF, with a remaining deferred cost asset balance of $1.9 million. Because Health Choice primarily serves individuals in government-sponsored programs, Health Choice must secure additional reimbursement from state partners for this added cost. The Company recognizes HIF revenue when there is a contractual commitment from the state to reimburse Health Choice for the full economic impact of the health insurer fee. HIF revenue is recognized ratably throughout the year. During the years ended September 30, 2015 and 2014, HIF revenue totaling $15.7 million and $8.2 million, respectively, was recognized as a result of the contractual commitment from Arizona, which included $3.8 million and $2.9 million, respectively, related to a contractual commitment to reimburse Health Choice for the impact of the non-deductibility of this fee for income tax purposes.

Recently Issued

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment—Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. Among other provisions and in addition to expanded disclosures, ASU No. 2014-08 changes the definition of what components of an entity qualify for discontinued operations treatment and reporting from a reportable segment, operating segment, reporting unit, subsidiary or asset group to only those components of an entity that represent a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. Additionally, ASU No. 2014-08 requires disclosure about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements, including the pretax profit or loss attributable to the component of an entity for the period in which it is disposed of or is classified as held for sale. The disclosure of this information is required for all of the same periods that are presented in the entity’s results of operations for the period. The provisions of ASU No. 2014-08 are effective prospectively for all disposals or classifications as held for sale of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted. The Company has not yet adopted ASU No. 2014-08.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which outlines a single comprehensive model for recognizing revenue and supersedes most existing revenue recognition guidance, including guidance specific to the healthcare industry. In addition, ASU No. 2014-09 will require new and enhanced disclosures. Companies can adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. ASU No. 2014-09 was originally scheduled to become effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early adoption was not permitted. In July 2015, the FASB decided that a deferral was necessary to provide companies adequate time to effectively implement the new standard. They deferred the effective date by one year, but will permit entities to adopt one year earlier if they so choose. The Company is currently evaluating the effect of the new revenue recognition guidance.

In February 2015, the FASB issued ASU No. 2015-2, “Consolidation”. ASU No. 2015-2 includes amendments that are intended to improve targeted areas of consolidation for legal entities including reducing the number of consolidation models from four to two and simplifying the FASB ASC. The provisions of ASU No. 2015-2 are effective for annual periods beginning after December 15, 2015. The amendments may be applied retrospectively in previously issued financial statements for one or more years with a cumulative effect adjustment to retained earnings as of the beginning of the first year restated. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU No. 2015-2 will have on its financial position, results of operation, cash flows and financial disclosures.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”, which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The guidance in the new standard is limited to the presentation of debt issuance costs. The recognition and measurement guidance for debt issuance costs are not affected by ASU No. 2015-03. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of ASU No. 2015-03 will have on its financial position, cash flows and financial disclosures.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes”. Under ASU No. 2015-17, organizations that present a classified balance sheet are required to classify all deferred taxes as noncurrent assets or noncurrent liabilities. The provisions of ASU No. 2015-17 are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The Company has not yet adopted ASU No. 2015-17.

3. LONG-TERM DEBT, CAPITAL LEASES AND OTHER LONG-TERM OBLIGATIONS

Long-term debt, capital leases and other long-term obligations consists of the following (in thousands):

	September 30, 2015	September 30, 2014
Senior secured term loan facility	$977,477	$986,815
Senior Notes	847,147	846,479
Capital leases and other long-term obligations	29,906	20,506

	1,854,530	1,853,800
Less current maturities	11,816	12,690

	$1,842,714	$1,841,110

As of September 30, 2015 and 2014, the senior secured term loan facility balance reflects an original issue discount (“OID”) of $1.9 million and $2.6 million, respectively, which is net of accumulated amortization of $3.2 million and $2.5 million, respectively. The Senior Notes balance reflects an OID of $2.7 million and $3.5 million, respectively, which is net of accumulated amortization of $3.4 million and $2.6 million, respectively.

As of September 30, 2015 and 2014, capital leases and other long-term obligations includes lease financing obligations totaling $21.7 million and $10.4 million, respectively.

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

On October 31, 2014, the Issuers completed an asset purchase offer for up to $210.0 million aggregate principal amount of the outstanding Senior Notes. The Issuers were required to make the offer to purchase under the terms of the Indenture governing the Senior Notes using excess proceeds from certain asset dispositions. The offer to purchase was made at 100% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest, to but excluding the redemption date. Holders validly tendered $0.1 million in aggregate principal amount of the Senior Notes, all of which were accepted by the Issuers. The Company made payment to settle all validly tendered Senior Notes on November 6, 2014. At September 30, 2015, the outstanding principal balance of the Senior Notes was $849.9 million.

The Senior Notes bear interest at a rate of 8.375% per annum, payable semi-annually, in cash in arrears, on May 15 and November 15 of each year.

The Company may redeem the Senior Notes, in whole or in part, at any time on or after May 15, 2015, at a price equal to 104.188% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest and special interest, if any, to but excluding the redemption date. Each subsequent year the redemption price declines 2.093 points until 2017, and thereafter, at which point the redemption price is equal to 100% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest and special interest, if any, to but excluding the redemption date.

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

4. INTEREST RATE SWAPS

The Company executed forward starting interest rate swaps with Citibank, N.A. and Barclays Bank PLC, as counterparties, with notional amounts totaling $350.0 million, with each agreement effective March 28, 2013 and expiring between September 30, 2014 and September 30, 2016. On September 30, 2014, an interest rate swap with a notional amount totaling $50.0 million at a rate of 1.6% expired under the terms of its related agreement. On September 30, 2015, an interest rate swap with a notional amount totaling $100.0 million at a rate of 1.9% expired under the terms of its related agreement. Under the Company’s only remaining agreement, it is required to make quarterly fixed rate payments at an annual rate of 2.2%. The counterparty is obligated to make quarterly floating rate payments to the Company based on the three-month LIBOR rate, subject to a floor of 1.25%. The Company completed an assessment of these cash flow hedges during the years ended September 30, 2015, 2014 and 2013, and determined that these hedges were highly effective. Accordingly, no gain or loss related to these hedges has been reflected in the accompanying consolidated statements of operations, and the change in fair value has been included in accumulated other comprehensive loss as a component of member’s equity.

Effective Dates	Total Notional Amounts
(in thousands)
Interest Rate Swaps

Effective from March 28, 2013 to September 30, 2014—Expired	$50,000
Effective from March 28, 2013 to September 30, 2015—Expired	$100,000
Effective from March 28, 2013 to September 30, 2016	$200,000

The fair value of the Company’s interest rate hedges at September 30, 2015 and 2014, reflect liability balances of $2.0 million and $3.9 million, respectively, and are included in current and other long-term liabilities in the accompanying consolidated balance sheets. The fair value of the Company’s interest rate hedges reflects a liability because the effect of the forward LIBOR curve on future interest payments results in less interest due to the Company under the variable rate component included in the interest rate hedging agreements, as compared to the amount due the Company’s counterparties under the fixed interest rate component. Any change in the fair value of the Company’s hedging instruments are included in accumulated other comprehensive loss as a component of member’s equity.

5. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of the Company’s accumulated other comprehensive loss, net of income taxes, are as follows (in thousands):

	September 30, 2015	September 30, 2014	September 30, 2013
Fair value of interest rate hedges	$(1,970)	$(3,895)	$(5,918)
Income tax benefit	848	1,551	2,289

Accumulated other comprehensive loss	$(1,122)	$(2,344)	$(3,629)

6. DISCONTINUED OPERATIONS

The following table sets forth the components of discontinued operations (in thousands):

	Year Ended September 30,
	2015	2014	2013
Acute care revenue less provision for bad debts	$29,663	$52,424	$292,670
Earnings (loss) before income taxes	(4,524)	(22,008)	10,554
Income tax benefit (expense) from discontinued operations	2,731	7,965	(4,846)

Earnings (loss) from discontinued operations, net of income taxes	$(1,793)	$(14,043)	$5,708

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

Effective January 23, 2015, the Company completed the sale of its Nevada operations. The aggregate proceeds from the sale were $42.6 million, which resulted in a loss on the sale of assets totaling $7.9 million, of which $7.5 million and $0.4 million were recognized in the years ended September 30, 2015 and 2014, respectively. The loss is included in discontinued operations in the accompanying consolidated statement of operations.

The following table provides the components of assets and liabilities held for sale (in thousands):

September 30, 2014
Accounts receivable, net	$21,651
Inventories	2,737
Prepaid expenses and other current assets	763
Property and equipment, net	25,000

Assets held for sale	$50,151

Accounts payable	$5,736
Salaries and benefits payable	2,898
Other accrued expenses and current liabilities	300
Current portion of long-term debt, capital leases and other long-term obligations	64
Long-term debt, capital leases and other long-term obligations	173

Liabilities held for sale	$9,171

7. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	September 30, 2015	September 30, 2014
Land	$116,859	$118,109
Buildings and improvements	694,065	623,242
Equipment	868,944	765,820

	1,679,868	1,507,171
Less accumulated depreciation and amortization	(802,248)	(726,373)

	877,620	780,798
Construction-in-progress	17,146	45,680

	$894,766	$826,478

Included in property and equipment are assets acquired under capital leases of $6.0 million and $7.2 million, net of accumulated amortization of $11.1 million and $10.2 million, at September 30, 2015 and 2014, respectively. Capitalized interest for the years ended September 30, 2015 and 2014, totaled $2.7 million and $1.1 million, respectively. No capitalized interest was recognized during the year ended September 30, 2013.

8. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying amount of goodwill (in thousands):

	Acute Care	Health Choice	Total
Balance at September 30, 2013	$810,653	$5,757	$816,410
Adjustments related to acquisitions	(1,912)	—	(1,912)

Balance at September 30, 2014	808,741	5,757	814,498
Additions related to acquisitions	6,841	—	6,841

Balance at September 30, 2015	$815,582	$5,757	$821,339

For the years ended September 30, 2015 and 2014, as a result of the Company’s annual impairment testing, the Company has determined all remaining goodwill to be recoverable.

Other intangible assets includes Health Choice’s contract with AHCCCS, which is amortized over a period of 15 years, the contract’s estimated useful life, including assumed renewal periods. The gross intangible value originally assigned to this asset was $45.0 million. The Company expects amortization expense for this intangible asset to be $3.0 million per year based on its estimated life, and $12.0 million over the remaining useful life. Amortization of this intangible asset is included in depreciation and amortization expense in the accompanying consolidated statements of operations and totaled $3.0 million for each of the years ended September 30, 2015, 2014 and 2013. The unamortized value of Health Choice’s contract with AHCCCS at September 30, 2015 and 2014, was $12.0 million and $15.0 million, respectively. Net other intangible assets included in the accompanying consolidated balance sheets at September 30, 2015 and 2014, totaled $19.9 million and $23.3 million, respectively.

9. STOCK—BASED COMPENSATION

The Company issued share-based compensation awards under both the IAS Amended and Restated Stock Option Plan (the “Stock Option Plan”), which expired on June 22, 2014, and a pool of RSUs authorized by the IAS board of directors. Stock-based compensation costs related to these awards of $7.0 million, $11.9 million and $3.9 million for the years ended September 30, 2015, 2014 and 2013, respectively, is recognized in salaries and benefits expense in the accompanying consolidated statements of operations. No stock-based compensation cost has been capitalized as part of the cost of an asset in any year. As of September 30, 2015, total compensation cost related to nonvested awards not yet recognized was $11.6 million, which is expected to be recognized over a weighted-average period of 2.5 years. Total unrecognized compensation expense related to RSUs at September 30, 2015, was $5.7 million and will be recognized over the remaining service period.

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

In fiscal 2014, the Company completed certain equity transactions (the “Equity Transactions”) that included the following: (1) the issuance to certain employees of 756,000 options to purchase the common stock of IAS; (2) the exercise by option holders of 1,149,663 options with near-term expiration dates to purchase the common stock of IAS on a cashless net settlement basis, resulting in 389,362 net shares issued after the redemption of shares to cover exercise price and minimum statutory payroll tax withholding requirements; (3) the issuance to employees of the Company of 992,000 RSUs that vest at the end of a three year service period; and (4) the exchange of 802,272 out-of-the-money options to purchase the common stock of IAS for RSUs on a 5-for-1 basis that vest at the end of a three year service period. In connection with these equity compensation transactions, the Company recognized $4.0 million of stock-based compensation during the year ended September 30, 2014. In addition, the Company recognized $1.9 million of income tax expense related to an excess of cumulative compensation expense over the tax benefit realized upon exercise of the stock options.

Stock Option Plan

The options granted under the Stock Option Plan represent the right to purchase IAS common stock upon exercise. Each of the options granted were identified as non-qualified stock options. The Stock Option Plan, which was adopted by the board of directors and majority stockholder of IAS in June 2004, expired in June 2014. No additional options may be issued under the Stock Option Plan. Certain options issued prior to expiration of the Stock Option Plan totaling rights to purchase 761,000 shares of common stock become exercisable over a period not to exceed four years after the date of grant, subject to earlier vesting provisions as provided for in the Stock Option Plan. All options granted under the Stock Option Plan expire no later than 10 years from the respective dates of grant. Option awards are generally granted with an exercise price equal to the market price of IAS’ stock at the date of grant.

Information regarding the Company’s stock option activity is summarized below:

	Stock Option Plan
	Options	Option Price Per Share	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding at September 30, 2012	2,370,747	$15.25-$40.91	$26.60

Granted	38,000	$40.91	$40.91	$11.77
Exercised	—	—	—
Cancelled/forfeited	(89,270)	$15.25-$40.91	$33.28

Options outstanding at September 30, 2013	2,319,477	$15.25-$40.91	$26.57

Granted	761,000	$13.50-$33.05	$13.63	$5.20
Exercised	(1,149,663)	$7.39	$7.39
Cancelled/forfeited	(903,312)	$33.05	$33.05

Options outstanding at September 30, 2014	1,027,502	$13.50-$33.05	$15.92

Granted	—	—	—	—
Exercised	—	—	—
Cancelled/forfeited	(37,000)	$13.50-$22.14	$15.16

Options outstanding at September 30, 2015	990,502	$13.50-$33.05	$15.95

Options exercisable at September 30, 2015	448,502	$13.50-$23.07	$18.69

No options expired during the years ended September 30, 2015, 2014 and 2013. The following table provides information regarding the weighted average assumptions used in the fair value measurement for options granted during the years ended September 30, 2015, 2014 and 2013.

	Year Ended September 30,
	2015	2014	2013
Risk-free interest	N/A	0.27%	0.30%
Dividend yield	N/A	0%	0%
Volatility	N/A	65%	60%
Expected option life	N/A	1.6 years	2.4 years

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

Restricted Stock Units

During the year ended September 30, 2015, no RSUs were granted to employees or non-employee directors, compared to 1,200,898 in the year ended September 30, 2014. No RSU awards were issued during the year ended September 30, 2013. RSUs vest in full on the third anniversary of the grant date if the participant is continuously employed through the vesting date. During the years ended September 30, 2015 and 2014, stock-based compensation of $3.6 million and $1.3 million, respectively, was recognized in connection with RSU awards. No stock-based compensation was recognized during the year ended September 30, 2013, related to RSU awards.

The following summarizes the activity of the Company’s RSUs in the year ended September 30, 2015:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at September 30, 2014	1,200,898	$9.30
Granted	0	0
Vested	0	0
Cancelled / forfeited	(99,900)	9.30

Non-vested at September 30, 2015	1,100,998	$9.30

10. INCOME TAXES

Income tax expense (benefit) on earnings from continuing operations consists of the following (in thousands):

	Year Ended September 30,
	2015	2014	2013
Current:
Federal	$(5,474)	$(8,560)	$6,284
State	2,973	2,343	3,582
Deferred:
Federal	9,760	5,582	(5,430)
State	190	(1,829)	(789)

	$7,449	$(2,464)	$3,647

A reconciliation of the federal statutory rate to the effective income tax rate applied to earnings from continuing operations before income taxes is as follows:

	Year Ended September 30,
	2015	2014	2013
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	14.5	235.9	21.5
Nondeductible compensation	—	(2,430.2)	11.2
Nondeductible HIF	29.4	1,476.4	—
Excess cumulative stock-based compensation over recognized tax benefit	1.6	1,238.9	—
Capitalized transaction costs	3.1	—	—
Other nondeductible expenses	3.0	324.4	8.4
Federal tax credits	(1.3)	(44.2)	(5.2)
Income attributable to non-controlling interests	(31.9)	(2,879.8)	(29.9)
Change in unrecognized tax benefits	(0.4)	217.9	2.0
Other items, net	(0.6)	88.2	0.2

Provision for income taxes	52.4%	(1,737.5)%	43.2%

Changes in the amount of net earnings from continuing operations cause fluctuations in the effective state income tax rate, particularly the Texas margins tax. Included in the state income taxes reconciling item above for the year ended September 30, 2014, is a $1.1 million tax benefit resulting from a change in the Company’s estimate of the state impact of deferred tax assets and liabilities.

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

A summary of the items comprising deferred tax assets and liabilities is as follows (in thousands):

	September 30, 2015		September 30, 2014
	Assets	Liabilities	Assets	Liabilities
Depreciation and fixed asset basis differences	$—	$67,015	$—	$54,641
Amortization and intangible asset basis differences	—	110,517	—	110,654
Accrued other revenue	—	19,532	—	18,150
Accounts receivable	1,018	—	9,314	—
Professional liability	13,787	—	17,746	—
Deferred gain on sale-leaseback transaction	11,844	—	12,845	—
Accrued expenses and other liabilities	20,094	—	19,740	—
Basis differences attributable to non-controlling interests	19,169	—	19,069	—
Deductible carryforwards and credits	14,729	—	14,671	—
Stock-based compensation	8,952	—	6,617	—
Other	12,133	7,502	—	1,937
Valuation allowance	(12,992)	—	(13,132)	—

Total	$88,734	$204,566	$86,870	$185,382

Net current deferred tax assets of $2.6 million and $2.0 million and net non-current deferred tax liabilities of $118.5 million and $100.5 million are included in the accompanying consolidated balance sheets at September 30, 2015 and 2014, respectively. The Company had an income tax receivable of $15.9 million and $20.2 million, and an income tax payable of $1.5 million and $1.6 million at September 30, 2015 and 2014, respectively.

The Company and some of its subsidiaries are included in IAS’ consolidated filing group for U.S. federal income tax purposes, as well as in certain state and local income tax returns that include IAS. With respect to tax returns for any taxable period in which the Company or any of its subsidiaries are included in a tax return filing with IAS, the amount of taxes to be paid by the Company is determined, subject to some adjustments, as if it and its subsidiaries filed their own tax returns excluding IAS. Member’s equity in the accompanying consolidated balance sheets as of September 30, 2015 and 2014, includes $43.2 million and $43.2 million, respectively, in capital contributions representing cumulative tax benefits generated by IAS and utilized by the Company in the combined tax return filings, for which IAS did not require cash settlement from the Company.

The Company maintains a valuation allowance to reduce deferred tax assets to the amount it believes is more likely than not to be realized. The valuation allowance decreased by $0.1 million during the year ended September 30, 2015, and increased by $1.7 million during the year ended September 30, 2014. The changes in the valuation allowance included increases totaling $1.0 million and $0.9 million charged to earnings from continuing operations for the years ended September 30, 2015 and 2014, respectively, related to state net operating loss carryforwards that may not ultimately be utilized. Also included was a decrease totaling $1.1 million and an increase totaling $0.8 million charged to earnings from discontinued operations for the years ended September 30, 2015 and 2014, respectively, related to net operating loss carryforwards generated by certain subsidiaries excluded from the IAS consolidated federal income tax return and disposed of during the year ended September 30, 2015.

As of September 30, 2015, federal net operating loss carryforwards were available to offset $12.5 million of future taxable income generated by subsidiaries of the Company that are excluded from the IAS consolidated return. A valuation allowance has been established against $10.3 million of these carryforwards, which expire between 2026 and 2033. State net operating losses totaling $256.8 million were also available, but largely offset by a valuation allowance. The state net operating loss carryforwards expire between 2016 and 2035.

The liability for unrecognized tax benefits included in other long-term liabilities in the accompanying consolidated balance sheets was $5.2 million, including accrued interest of $1.6 million, at September 30, 2015, and $10.2 million, including accrued interest of $1.7, million at

September 30, 2014. At September 30, 2015 and 2014, an additional $6.9 million of unrecognized tax benefits are reflected as a reduction to deferred tax assets for state net operating losses generated by uncertain tax deductions, net of a federal tax benefit of $3.7 million. Of the total unrecognized tax benefits at September 30, 2015, $1.4 million (net of the tax benefit on state taxes and interest) represents the amount of unrecognized tax and interest that, if recognized, would favorably impact the Company’s effective income tax rate. The remainder of the unrecognized tax positions consist of items for which the uncertainty relates only to the timing of the deductibility, and state net operating loss carryforwards for which ultimate recognition would result in the creation of an offsetting valuation allowance due to the unlikelihood of future taxable income in that state.

A summary of activity of the Company’s total amounts of unrecognized tax benefits is as follows (in thousands):

	Year Ended September 30,
	2015	2014	2013
Unrecognized tax benefits at October 1	$19,207	$19,570	$24,991
Additions resulting from tax positions taken in a prior period	—	811	—
Reductions resulting from tax positions taken in a prior period	(4,979)	(2,241)	(6,144)
Additions resulting from tax positions taken in the current period	21	1,265	1,323
Reductions resulting from lapse of statute of limitations	—	(198)	(600)

Unrecognized tax benefits at September 30	$14,249	$19,207	$19,570

The Company’s policy is to classify interest and penalties as a component of income tax expense. A net $0.1 million reduction to interest expense is included in income tax expense for the year ended September 30, 2015. Interest expense totaling $0.4 million and $0.2 million (net of related tax benefits) is included in income tax expense for the years ended September 30, 2014, and 2013, respectively.

The IRS completed an audit of the Company’s tax year 2010 during the year ended September 30, 2015. The Company’s tax years 2011 and beyond remain open to examination by U.S. federal and state taxing authorities. It is reasonably possible that unrecognized tax benefits could significantly increase or decrease within the next twelve months. However, the Company is currently unable to estimate the range of any possible change.

11. COMMITMENTS AND CONTINGENCIES

Acute Care Revenue

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

Professional, General and Workers’ Compensation Liability Risks

The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment and personal injuries. To cover these types of claims, the Company maintains professional and general liability insurance in excess of self-insured retentions through a commercial insurance carrier in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is currently not a party to any such proceedings that, in the Company’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company expenses an estimate of the costs it expects to incur under the self-insured retention exposure for professional and general liability claims using historical claims data, demographic factors, severity factors, current incident logs and other actuarial analysis. At September 30, 2015 and 2014, the Company’s professional and general liability accrual for asserted and unasserted claims totaled $52.7 million and $66.5 million, respectively, with the current portion totaling $15.0 million and $13.3 million during the same respective periods. The semi-annual valuations from the Company’s independent actuary for professional and general liability losses resulted in a changes related to estimates for prior years that decreased professional and general liability expense by $8.7 million, $4.1 million and $9.4 million during the years ended September 30, 2015, 2014 and 2013, respectively.

The Company’s estimate of the reserve for professional and general liability claims is based upon actuarial calculations that are completed semi-annually. The changes in estimates were recognized in the periods in which the independent actuarial calculations were received. The key assumptions underlying the development of the Company’s estimate (loss development, trends and increased limits factors) have not changed materially, as they are largely based upon professional liability insurance industry data published by the Insurance Services Office, a leading provider of data, underwriting, risk management and legal/regulatory services. The reductions in professional and general liability expense related to changes in prior year estimates for the years ended September 30, 2015, 2014 and 2013, are the result of better than expected claims experience as compared to the industry benchmarks for loss development included in the original actuarial estimate.

The Company is subject to claims and legal actions in the ordinary course of business relative to workers’ compensation. To cover these types of claims, the Company maintains workers’ compensation insurance coverage with a self-insured retention. The Company accrues costs of workers’ compensation claims based upon estimates derived from its claims experience. The semi-annual valuations from the Company’s independent actuary for workers’ compensation losses resulted in changes related to estimates for prior years which decreased workers’ compensation expense by $1.2 million during both the years ended September 30, 2014 and 2013. No changes related to estimates for prior years were recognized during the year ended September 30, 2015.

Health Choice

Health Choice has entered into capitated contracts whereby the Plan provides healthcare services in exchange for fixed periodic and supplemental payments from AHCCCS and CMS. These services are provided regardless of the actual costs incurred to provide these services. The Plan receives reinsurance and other supplemental payments from AHCCCS to cover certain costs of healthcare services that exceed certain thresholds. The Company believes the capitated payments, together with reinsurance and other supplemental payments are sufficient to pay for the services Health Choice is obligated to deliver. As of September 30, 2015, the Company has provided performance guaranties in the form of a letter of credit totaling $57.5 million for the benefit of AHCCCS and a demand note totaling $12.0 million for the benefit of CMS to support its obligations under the Health Choice contracts to provide and pay for the related healthcare services. The amount of these performance guaranties are generally based in part upon the membership in the Plan and the related capitation revenue paid to Health Choice.

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

Other

On November 24, 2015, CMS notified the Company’s Houston hospital, St. Joseph Medical Center (“SJMC”), that it would agree to negotiate the entrance into a Systems Improvement Agreement (“SIA”) with the hospital. This abated, until January 15, 2016, a potential termination action by CMS following surveys of the hospital that identified alleged failures to comply with certain Medicare program conditions of participation. SJMC remains eligible to receive reimbursements from Medicare and Medicaid for services rendered to Medicare and Medicaid beneficiaries and will remain so eligible under an SIA provided that CMS and SJMC enter into a binding SIA prior to January 15, 2016, and SJMC submits plans of correction acceptable to CMS.

12. LEASES

The Company leases various buildings, office space and equipment under capital and operating lease agreements. These leases expire at various times and have various renewal options.

On September 26, 2013, the Company sold the real estate associated with the following three facilities, and thereafter leased the land and buildings from the acquirer: (1) Glenwood Regional Medical Center in West Monroe, Louisiana; (2) Mountain Vista Medical Center, in Mesa, Arizona; and (3) The Medical Center of Southeast Texas in Port Arthur, Texas. The aggregate proceeds from the sale were $281.3 million, which resulted in a loss on the sale of assets totaling $10.2 million, which was included in the Company’s loss on disposal of assets in the accompanying consolidated statement of operations for the year ended September 30, 2013, and a deferred gain of $37.7 million that was reflected in other long-term liabilities in the accompanying consolidated balance sheet as of September 30, 2013. The deferred gain is being amortized as a reduction of rent expense over the initial term of the related agreements, which is 15 years each and includes varying renewal options. As of September 30, 2015, the remaining deferred gain to be recognized in future years is $32.4 million. Aggregate rent payments for these lease agreements was $22.1 million for the year ended September 30, 2015, and is subject to customary annual escalators, capped at 2.5%.

Effective September 26, 2013, the Company amended an existing facility lease agreement, which extended the term of the lease to September 30, 2028, with two renewal options of five years each. In addition, the amended lease provided for a $1.6 million reduction in annual rent expense. Rent expense under this lease was $4.8 million, $4.8 million and $6.4 million for the years ended September 30, 2015, 2014 and 2013, respectively. Rent under this lease is payable in monthly installments, and is subject to customary annual escalators, capped at 2.5%.

Future minimum lease payments as of September 30, 2015, are as follows (in thousands):

	Capital Leases	Operating Leases
2016	$1,027	$62,392
2017	706	58,798
2018	664	55,024
2019	673	49,620
2020	687	45,923
Thereafter	2,292	266,593

Total minimum lease payments	$6,049	$538,350

Amount representing interest (at rates ranging from 2.5% to 10.7%)	1,834

Present value of net minimum lease payments	$4,215

Aggregate future minimum rentals to be received under non-cancellable subleases as of September 30, 2015, were $4.9 million.

13. DEFINED CONTRIBUTION PLAN

Substantially all employees who are employed by the Company or its subsidiaries, upon qualification, are eligible to participate in a defined contribution 401(k) plan (the “Retirement Plan”). Employees who elect to participate generally make contributions from 1% to 20% of their eligible compensation, and the Company matches, at its discretion, such contributions up to a maximum percentage. Employees immediately vest 100% in their own contributions and generally vest in the employer portion of contributions over a period not to exceed five years. Company contributions to the Retirement Plan were $7.6 million, $4.9 million and $3.3 million for the years ended September 30, 2015, 2014 and 2013, respectively.

14. SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s reportable operating segments consist of (1) acute care hospitals and related healthcare businesses, collectively, and (2) Health Choice. The following is a financial summary by business segment for the periods indicated (in thousands):

	For the Year Ended September 30, 2015
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue before provision for bad debts	$2,244,071	$—	$—	$2,244,071
Less: Provision for bad debts	(359,241)	—	—	(359,241)

Acute care revenue	1,884,830	—	—	1,884,830
Premium, service and other revenue	—	884,430	—	884,430
Revenue between segments	16,480	—	(16,480)	—

Total revenue	1,901,310	884,430	(16,480)	2,769,260

Salaries and benefits (excludes stock-based compensation)	871,621	54,163	—	925,784
Supplies	321,492	744	—	322,236
Medical claims	—	749,160	(16,480)	732,680
Rentals and leases	73,798	2,822	—	76,620
Other operating expenses	403,884	61,983	—	465,867
Medicare and Medicaid EHR incentives	(6,907)	—	—	(6,907)

Adjusted EBITDA(1)	237,422	15,558	—	252,980

Interest expense, net	128,857	—	—	128,857
Depreciation and amortization	92,163	4,309	—	96,472
Stock-based compensation	7,031	—	—	7,031
Management fees	5,000	—	—	5,000

Earnings from continuing operations before loss on disposal of assets and income taxes	4,371	11,249	—	15,620
Loss on disposal of assets, net	(1,408)	—	—	(1,408)

Earnings from continuing operations before income taxes	$2,963	$11,249	$—	$14,212

Segment assets	$2,341,109	$412,523		$2,753,632

Capital expenditures	$139,501	$2,191		$141,692

Goodwill	$815,582	$5,757		$821,339

	For the Year Ended September 30 , 2014
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue before provision for bad debts	$2,140,270	$—	$—	$2,140,270
Less: Provision for bad debts	(337,118)	—	—	(337,118)

Acute care revenue	1,803,152	—	—	1,803,152
Premium, service and other revenue	—	699,304	—	699,304
Revenue between segments	13,079	—	(13,079)	—

Total revenue	1,816,231	699,304	(13,079)	2,502,456

Salaries and benefits (excludes stock-based compensation)	846,002	34,925	—	880,927
Supplies	299,527	233	—	299,760
Medical claims	—	609,857	(13,079)	596,778
Rentals and leases	71,016	1,698	—	72,714
Other operating expenses	385,957	40,976	—	426,933
Medicare and Medicaid EHR incentives	(14,417)	—	—	(14,417)

Adjusted EBITDA(1)	228,146	11,615	—	239,761

Interest expense, net	130,818	—	—	130,818
Depreciation and amortization	91,150	4,162	—	95,312
Stock-based compensation	11,891	—	—	11,891
Management fees	5,000	—	—	5,000

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(10,713)	7,453	—	(3,260)
Gain on disposal of assets, net	3,402	—	—	3,402

Earnings (loss) from continuing operations before income taxes	$(7,311)	$7,453	$—	$142

Segment assets	$2,352,440	$347,396		$2,699,836

Capital expenditures	$112,441	$2,145		$114,586

Goodwill	$808,741	$5,757		$814,498

	For the Year Ended September 30, 2013
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue before provision for bad debts	$2,047,880	$—	$—	$2,047,880
Less: Provision for bad debts	(326,978)	—	—	(326,978)

Acute care revenue	1,720,902	—	—	1,720,902
Premium, service and other revenue	—	564,152	—	564,152
Revenue between segments	7,092	—	(7,092)	—

Total revenue	1,727,994	564,152	(7,092)	2,285,054

Salaries and benefits (excludes stock-based compensation)	820,170	23,985	—	844,155
Supplies	294,226	183	—	294,409
Medical claims	—	474,386	(7,092)	467,294
Rentals and leases	51,352	1,544	—	52,896
Other operating expenses	370,068	23,448	—	393,516
Medicare and Medicaid EHR incentives	(20,723)	—	—	(20,723)

Adjusted EBITDA(1)	212,901	40,606	—	253,507

Interest expense, net	133,206	—	—	133,206
Depreciation and amortization	89,878	4,148	—	94,026
Stock-based compensation	3,855	—	—	3,855
Management fees	5,000	—	—	5,000

Earnings (loss) from continuing operations before loss on disposal of assets and income taxes	(19,038)	36,458	—	17,420
Loss on disposal of assets, net	(8,982)	—	—	(8,982)

Earnings (loss) from continuing operations before income taxes	$(28,020)	$36,458	$—	$8,438

Total assets	$2,571,762	$308,503		$2,880,265

Capital expenditures	$105,676	$879		$106,555

Goodwill	$810,653	$5,757		$816,410

(1)	Adjusted EBITDA represents net earnings from continuing operations before interest expense, income tax expense (benefit), depreciation and amortization, stock-based compensation, gain (loss) on disposal of assets, and management fees. Management fees represent monitoring and advisory fees paid to TPG, the Company’s majority financial sponsor, and certain other members of IASIS Investment LLC, the majority shareholder of IAS. Management routinely calculates and communicates adjusted EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within the healthcare industry to evaluate hospital performance, allocate resources and measure leverage capacity and debt service ability. In addition, the Company uses adjusted EBITDA as a measure of performance for its business segments and for incentive compensation purposes. Adjusted EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net earnings, cash flows generated by operating, investing, or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Adjusted EBITDA, as presented, differs from what is defined under the Company’s Senior Secured Credit Facilities and may not be comparable to similarly titled measures of other companies.

15. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

A summary of other accrued expenses and current liabilities consist of the following (in thousands):

	September 30, 2015	September 30, 2014
Professional and general liabilities—current portion	$14,975	$13,296
Accrued property taxes	12,848	13,036
Employee health insurance payable	9,821	8,256
HIF (see Note 2)	13,276	7,940
Income taxes payable (see Note 10)	1,506	1,555
Deferred rent	4,375	4,657
Other	41,523	24,751

	$98,324	$73,491

16. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Senior Notes described in Note 3 are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s existing 100% owned domestic subsidiaries, other than certain non-guarantor subsidiaries which include Health Choice, and the Company’s non-wholly owned subsidiaries. The guarantees are subject to customary release provisions set forth in the Indenture for the Senior Notes.

Summarized condensed consolidating balance sheets at September 30, 2015 and 2014, condensed consolidating statements of operations, condensed consolidating statements of comprehensive income (loss) and condensed consolidating statements of cash flows for the years ended September 30, 2015, 2014 and 2013, for the Company, segregating the parent company issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, are found below. Prior year amounts have been reclassified to conform to the current year presentation, including the Company’s discontinued operations.

IASIS Healthcare LLC

Condensed Consolidating Balance Sheet

September 30, 2015

(In Thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$340,052	$38,461	$—	$378,513
Accounts receivable, net	—	55,370	262,359	—	317,729
Inventories	—	14,829	47,764	—	62,593
Deferred income taxes	2,645	—	—	—	2,645
Prepaid expenses and other current assets	—	48,914	151,641	—	200,555

Total current assets	2,645	459,165	500,225	—	962,035

Property and equipment, net	—	258,788	635,978	—	894,766
Intercompany	—	(199,017)	199,017	—	—
Net investment in and advances to subsidiaries	2,061,270	—	—	(2,061,270)	—
Goodwill	7,407	66,566	747,366	—	821,339
Other intangible assets, net	—	7,896	12,000	—	19,896
Other assets, net	16,683	22,670	16,243	—	55,596

Total assets	$2,088,005	$616,068	$2,110,829	$(2,061,270)	$2,753,632

Liabilities and Equity
Current liabilities
Accounts payable	$—	$44,820	$86,332	$—	$131,152
Salaries and benefits payable	—	36,858	43,975	—	80,833
Accrued interest payable	26,896	(3,223)	3,223	—	26,896
Medical claims payable	—	—	104,296	—	104,296
Other accrued expenses and current liabilities	—	44,498	53,826	—	98,324
Current portion of long-term debt, capital leases and other long-term obligations	10,071	1,745	22,286	(22,286)	11,816

Total current liabilities	36,967	124,698	313,938	(22,286)	453,317

Long-term debt, capital leases and other long-term obligations	1,814,714	28,000	631,663	(631,663)	1,842,714
Deferred income taxes	118,477	—	—	—	118,477
Other long-term liabilities	—	94,526	1,027	—	95,553

Total liabilities	1,970,158	247,224	946,628	(653,949)	2,510,061

Non-controlling interests with redemption rights	—	114,922	—	—	114,922

Equity
Member’s equity	117,847	245,520	1,161,801	(1,407,321)	117,847
Non-controlling interests	—	8,402	2,400	—	10,802

Total equity	117,847	253,922	1,164,201	(1,407,321)	128,649

Total liabilities and equity	$2,088,005	$616,068	$2,110,829	$(2,061,270)	$2,753,632

IASIS Healthcare LLC

Condensed Consolidating Balance Sheet

September 30, 2014

(In Thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non - Guarantors	Eliminations	Condensed Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$325,555	$15,625	$—	$341,180
Accounts receivable, net	—	66,165	239,489	—	305,654
Inventories	—	13,925	43,707	—	57,632
Deferred income taxes	1,987	—	—	—	1,987
Prepaid expenses and other current assets	—	53,297	163,266	—	216,563
Assets held for sale	—	50,151	—	—	50,151

Total current assets	1,987	509,093	462,087	—	973,167

Property and equipment, net	—	232,421	594,057	—	826,478
Intercompany	—	(93,232)	93,232	—	—
Net investment in and advances to subsidiaries	2,053,712	—	—	(2,053,712)	—
Goodwill	7,407	62,947	744,144	—	814,498
Other intangible assets, net	—	8,331	15,000	—	23,331
Other assets, net	23,067	23,055	16,240	—	62,362

Total assets	$2,086,173	$742,615	$1,924,760	$(2,053,712)	$2,699,836

Liabilities and Equity
Current liabilities
Accounts payable	$—	$47,843	$80,516	$—	$128,359
Salaries and benefits payable	—	32,164	38,957	—	71,121
Accrued interest payable	28,820	(3,223)	3,223	—	28,820
Medical claims payable	—	—	79,449	—	79,449
Other accrued expenses and current liabilities	—	47,905	25,586	—	73,491
Current portion of long-term debt, capital leases and other long-term obligations	10,071	2,619	23,176	(23,176)	12,690
Liabilities held for sale	—	9,171	—	—	9,171

Total current liabilities	38,891	136,479	250,907	(23,176)	403,101

Long-term debt, capital leases and other long-term obligations	1,823,545	17,565	521,216	(521,216)	1,841,110
Deferred income taxes	100,499	—	—	—	100,499
Other long-term liabilities	3,233	113,466	590	—	117,289

Total liabilities	1,966,168	267,510	772,713	(544,392)	2,461,999

Non-controlling interests with redemption rights	—	108,156	—	—	108,156

Equity
Member’s equity	120,005	357,273	1,152,047	(1,509,320)	120,005
Non-controlling interests	—	9,676	—	—	9,676

Total equity	120,005	366,949	1,152,047	(1,509,320)	129,681

Total liabilities and equity	$2,086,173	$742,615	$1,924,760	$(2,053,712)	$2,699,836

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations

For the Year Ended September 30, 2015

(In Thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non - Guarantors	Eliminations	Consolidated
Revenues
Acute care revenue before provision for bad debts	$—	$515,400	$1,745,151	$(16,480)	$2,244,071
Less: Provision for bad debts	—	(54,981)	(304,260)	—	(359,241)

Acute care revenue	—	460,419	1,440,891	(16,480)	1,884,830
Premium, service and other revenue	—	—	884,430	—	884,430

Total revenues	—	460,419	2,325,321	(16,480)	2,769,260

Costs and expenses
Salaries and benefits	7,031	315,192	610,592	—	932,815
Supplies	—	78,555	243,681	—	322,236
Medical claims	—	—	749,160	(16,480)	732,680
Rentals and leases	—	23,098	53,522	—	76,620
Other operating expenses	—	89,323	376,544	—	465,867
Medicare and Medicaid EHR incentives	—	(2,260)	(4,647)	—	(6,907)
Interest expense, net	128,857	—	47,844	(47,844)	128,857
Depreciation and amortization	—	33,974	62,498	—	96,472
Management fees	5,000	(30,012)	30,012	—	5,000
Equity in earnings of affiliates	(89,787)	—	—	89,787	—

Total costs and expenses	51,101	507,870	2,169,206	25,463	2,753,640

Earnings (loss) from continuing operations before gain (loss) on disposal of assets and income taxes	(51,101)	(47,451)	156,115	(41,943)	15,620
Gain (loss) on disposal of assets, net	—	(3,000)	1,592	—	(1,408)

Earnings (loss) from continuing operations before income taxes	(51,101)	(50,451)	157,707	(41,943)	14,212
Income tax expense	7,449	—	—	—	7,449

Net earnings (loss) from continuing operations	(58,550)	(50,451)	157,707	(41,943)	6,763
Earnings (loss) from discontinued operations, net of income taxes	2,731	(4,524)	—	—	(1,793)

Net earnings (loss)	(55,819)	(54,975)	157,707	(41,943)	4,970
Net earnings attributable to non-controlling interests	—	(12,945)	—	—	(12,945)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(55,819)	$(67,920)	$157,707	$(41,943)	$(7,975)

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations

For the Year Ended September 30, 2014

(In Thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non - Guarantors	Eliminations	Consolidated
Revenue
Acute care revenue before provision for bad debts	$—	$505,730	$1,647,619	$(13,079)	$2,140,270
Less: Provision for bad debts	—	(62,116)	(275,002)	—	(337,118)

Acute care revenue	—	443,614	1,372,617	(13,079)	1,803,152
Premium, service and other revenue	—	—	699,304	—	699,304

Total revenue	—	443,614	2,071,921	(13,079)	2,502,456

Costs and expenses
Salaries and benefits	11,891	309,503	571,424	—	892,818
Supplies	—	71,809	227,951	—	299,760
Medical claims	—	—	609,857	(13,079)	596,778
Rentals and leases	—	23,976	48,738	—	72,714
Other operating expenses	—	90,006	336,927	—	426,933
Medicare and Medicaid EHR incentives	—	(4,324)	(10,093)	—	(14,417)
Interest expense, net	130,818	—	48,922	(48,922)	130,818
Depreciation and amortization	—	36,500	58,812	—	95,312
Management fees	5,000	(34,789)	34,789	—	5,000
Equity in earnings of affiliates	(62,953)	—	—	62,953	—

Total costs and expenses	84,756	492,681	1,927,327	952	2,505,716
Earnings (loss) from continuing operations before gain (loss) on disposal of assets and income taxes	(84,756)	(49,067)	144,594	(14,031)	(3,260)
Gain (loss) on disposal of assets, net	—	3,566	(164)	—	3,402

Earnings (loss) from continuing operations before income taxes	(84,756)	(45,501)	144,430	(14,031)	142
Income tax expense (benefit)	(4,763)	—	2,299	—	(2,464)

Net earnings (loss) from continuing operations	(79,993)	(45,501)	142,131	(14,031)	2,606
Earnings (loss) from discontinued operations, net of income taxes	7,965	(22,008)	—	—	(14,043)

Net earnings (loss)	(72,028)	(67,509)	142,131	(14,031)	(11,437)
Net earnings attributable to non-controlling interests	—	(11,668)	—	—	(11,668)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(72,028)	$(79,177)	$142,131	$(14,031)	$(23,105)

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations

For the Year Ended September 30, 2013

(In Thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Revenue
Acute care revenue before provision for bad debts	$—	$503,485	$1,551,487	$(7,092)	$2,047,880
Less: Provision for bad debts	—	(81,545)	(245,433)	—	(326,978)

Acute care revenue	—	421,940	1,306,054	(7,092)	1,720,902
Premium, service and other revenue	—	—	564,152	—	564,152

Total revenue	—	421,940	1,870,206	(7,092)	2,285,054

Costs and expenses
Salaries and benefits	3,855	285,888	558,267	—	848,010
Supplies	—	72,626	221,783	—	294,409
Medical claims	—	—	474,386	(7,092)	467,294
Rentals and leases	—	17,525	35,371	—	52,896
Other operating expenses	—	86,035	307,481	—	393,516
Medicare and Medicaid EHR incentives	—	(4,820)	(15,903)	—	(20,723)
Interest expense, net	133,206	—	61,876	(61,876)	133,206
Depreciation and amortization	—	31,351	62,675	—	94,026
Management fees	5,000	(32,629)	32,629	—	5,000
Equity in earnings of affiliates	(90,291)	—	—	90,291	—

Total costs and expenses	51,770	455,976	1,738,565	21,323	2,267,634

Earnings (loss) from continuing operations before loss on disposal of assets and income taxes	(51,770)	(34,036)	131,641	(28,415)	17,420
Loss on disposal of assets, net	—	(1,901)	(7,081)	—	(8,982)

Earnings (loss) from continuing operations before income taxes	(51,770)	(35,937)	124,560	(28,415)	8,438
Income tax expense	1,976	—	1,671	—	3,647

Net earnings (loss) from continuing operations	(53,746)	(35,937)	122,889	(28,415)	4,791
Earnings (loss) from discontinued operations, net of income taxes	(4,846)	10,554	—	—	5,708

Net earnings (loss)	(58,592)	(25,383)	122,889	(28,415)	10,499
Net earnings attributable to non-controlling interests	—	(7,215)	—	—	(7,215)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(58,592)	$(32,598)	$122,889	$(28,415)	$3,284

IASIS Healthcare LLC

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the Year Ended September 30, 2015

(In Thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Net earnings (loss)	$(55,819)	$(54,975)	$157,707	$(41,943)	$4,970
Other comprehensive income
Change in fair value of highly effective interest rate hedges	1,925	—	—	—	1,925

Other comprehensive income before income taxes	1,925	—	—	—	1,925
Change in income tax benefit	(703)	—	—	—	(703)

Other comprehensive income, net of income taxes	1,222	—	—	—	1,222

Comprehensive income (loss)	(54,597)	(54,975)	157,707	(41,943)	6,192
Net earnings attributable to non-controlling interests	—	(12,945)	—	—	(12,945)

Comprehensive income (loss) attributable to IASIS Healthcare LLC	$(54,597)	$(67,920)	$157,707	$(41,943)	$(6,753)

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

IASIS Healthcare LLC

Condensed Consolidating Statement of Cash Flows

For the Year Ended September 30, 2015

(In Thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities
Net earnings (loss)	$(55,819)	$(54,975)	$157,707	$(41,943)	$4,970
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	33,974	62,498	—	96,472
Amortization of loan costs	7,884	—	—	—	7,884
Amortization of deferred gain on sale-leaseback transaction	(2,496)	—	—	—	(2,496)
Change in physician minimum revenue guarantees	—	187	3,067	—	3,254
Stock-based compensation	7,031	—	—	—	7,031
Deferred income taxes	9,950	—	—	—	9,950
Income tax benefit from parent company	6	—	—	—	6
Loss (gain) on disposal of assets, net	—	3,000	(1,592)	—	1,408
Loss (earnings) from discontinued operations, net	(2,731)	4,524	—	—	1,793
Equity in earnings of affiliates	(89,787)	—	—	89,787	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	—	5,859	(22,182)	—	(16,323)
Inventories, prepaid expenses and other current assets	—	880	7,950	—	8,830
Accounts payable, other accrued expenses and other accrued liabilities	(5,818)	(951)	55,309	—	48,540

Net cash provided by (used in) operating activities — continuing operations	(131,780)	(7,502)	262,757	47,844	171,319
Net cash used in operating activities — discontinued operations	—	(798)	—	—	(798)

Net cash provided by (used in) operating activities	(131,780)	(8,300)	262,757	47,844	170,521

Cash flows from investing activities
Purchases of property and equipment	—	(63,687)	(78,005)	—	(141,692)
Cash paid for acquisitions, net	—	(1,280)	(24,016)	—	(25,296)
Cash received from divestitures	—	42,633	—	—	42,633
Proceeds from sale of assets	—	256	111	—	367
Change in other assets, net	—	(1,206)	(66)	—	(1,272)

Net cash used in investing activities — continuing operations	—	(23,284)	(101,976)	—	(125,260)

Net cash used in investing activities — discontinued operations	—	(309)	—	—	(309)

Net cash used in investing activities	—	(23,593)	(101,976)	—	(125,569)

Cash flows from financing activities
Payment of long-term debt, capital leases and other long-term obligations	(10,171)	(627)	(2,050)	—	(12,848)
Cash received from lease financing obligation	—	11,999	—	—	11,999
Distributions to non-controlling interests	—	(8,230)	—	—	(8,230)
Cash paid for the repurchase of non-controlling interests	—	(741)	(206)	—	(947)
Other	—	—	2,400	—	2,400
Change in intercompany balances with affiliates, net	141,951	43,982	(138,089)	(47,844)	—

Net cash provided by (used in) financing activities — continuing operations	131,780	46,383	(137,945)	(47,844)	(7,626)
Net cash provided by financing activities — discontinued operations	—	7	—	—	7

Net cash provided by (used in) financing activities	131,780	46,390	(137,945)	(47,844)	(7,619)

Change in cash and cash equivalents	—	14,497	22,836	—	37,333
Cash and cash equivalents at beginning of period	—	325,555	15,625	—	341,180

Cash and cash equivalents at end of period	$—	$340,052	$38,461	$—	$378,513

IASIS Healthcare LLC

Condensed Consolidating Statement of Cash Flows

For the Year Ended September 30, 2014

(In Thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities
Net earnings (loss)	$(72,028)	$(67,509)	$142,131	$(14,031)	$(11,437)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	36,500	58,812	—	95,312
Amortization of loan costs	7,412	—	—	—	7,412
Amortization of deferred gain on sale-leaseback transaction	(2,496)	—	—	—	(2,496)
Change in physician minimum revenue guarantees	—	184	2,525	—	2,709
Stock-based compensation	11,891	—	—	—	11,891
Deferred income taxes	3,752	—	—	—	3,752
Income tax benefit from stock-based compensation	3	—	—	—	3
Loss (gain) on disposal of assets, net	—	(3,566)	164	—	(3,402)
Loss (earnings) from discontinued operations, net	(7,965)	22,008	—	—	14,043
Equity in earnings of affiliates	(62,953)	—	—	62,953	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	—	(8,754)	7,203	—	(1,551)
Inventories, prepaid expenses and other current assets	—	(31,885)	(56,938)	—	(88,823)
Accounts payable, other accrued expenses and other accrued liabilities	(1,384)	57,379	16,083	—	72,078
Income taxes and other transaction costs payable related to sale-leaseback of real estate	(18,901)	(1,048)	(2,321)	—	(22,270)

Net cash provided by (used in) operating activities — continuing operations	(142,669)	3,309	167,659	48,922	77,221
Net cash used in operating activities — discontinued operations	—	(18,350)	—	—	(18,350)

Net cash provided by (used in) operating activities	(142,669)	(15,041)	167,659	48,922	58,871

Cash flows from investing activities
Purchases of property and equipment	—	(63,166)	(51,420)	—	(114,586)
Cash paid for acquisitions, net	—	(1,038)	—	—	(1,038)
Cash paid in sale-leaseback of real estate	—	(2,724)	(301)	—	(3,025)
Proceeds from sale of assets	—	1,865	38	—	1,903
Change in other assets, net	—	1,193	(1,824)	—	(631)

Net cash used in investing activities — continuing operations	—	(63,870)	(53,507)	—	(117,377)
Net cash used in investing activities — discontinued operations	—	(5,038)	—	—	(5,038)

Net cash used in investing activities	—	(68,908)	(53,507)	—	(122,415)

Cash flows from financing activities
Payment of long-term debt, capital lease and other long-term obligations	(10,072)	(611)	(2,682)	—	(13,365)
Payment of debt financing costs	(1,691)	—	—	—	(1,691)
Distributions to non-controlling interests	—	(15,618)	—	—	(15,618)
Cash paid for the repurchase of non-controlling interest	—	(770)	—	—	(770)
Other	—	(1,838)			(1,838)
Change in intercompany balances with affiliates, net	154,432	(1,581)	(103,929)	(48,922)	—

Net cash provided by (used in) financing activities — continuing operations	142,669	(20,418)	(106,611)	(48,922)	(33,282)
Net cash used in financing activities — discontinued operations	—	(125)	—	—	(125)

Net cash provided by (used in) financing activities	142,669	(20,543)	(106,611)	(48,922)	(33,407)

Change in cash and cash equivalents	—	(104,492)	7,541	—	(96,951)
Cash and cash equivalents at beginning of period	—	430,047	8,084	—	438,131

Cash and cash equivalents at end of period	$—	$325,555	$15,625	$—	$341,180

IASIS Healthcare LLC

Condensed Consolidating Statement of Cash Flows

For the Year Ended September 30, 2013 (In Thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities
Net earnings (loss)	$(58,592)	$(25,383)	$122,889	$(28,415)	$10,499
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	31,351	62,675	—	94,026
Amortization of loan costs	7,612	—	—	—	7,612
Change in physician minimum revenue guarantees	—	161	2,646	—	2,807
Stock-based compensation	3,855	—	—	—	3,855
Deferred income taxes	(6,220)	—	—	—	(6,220)
Income tax benefit from stock-based compensation	16	—	—	—	16
Income tax benefit from parent company	489	—	—	—	489
Loss on disposal of assets, net	—	1,901	7,081	—	8,982
Loss (earnings) from discontinued operations, net	4,846	(10,554)	—	—	(5,708)
Equity in earnings of affiliates	(90,291)	—	—	90,291	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	—	25,771	(27,495)	—	(1,724)
Inventories, prepaid expenses and other current assets	—	4,419	(18,696)	—	(14,277)
Accounts payable, other accrued expenses and other accrued liabilities	(2,177)	28,456	(25,457)	—	822

Net cash provided by (used in) operating activities—continuing operations	(140,462)	56,122	123,643	61,876	101,179
Net cash used in operating activities— discontinued operations	—	(3,027)	—	—	(3,027)

Net cash provided by (used in) operating activities	(140,462)	53,095	123,643	61,876	98,152

Cash flows from investing activities
Purchases of property and equipment	—	(57,491)	(49,064)	—	(106,555)
Cash paid (received) for acquisitions, net	—	(471)	3,467	—	2,996
Cash advance on divestiture	—	144,803	—	—	144,803
Cash received in sale-leaseback of real estate	—	86,348	191,635	—	277,983
Proceeds from sale of assets	—	2	81	—	83
Change in other assets, net	—	(5,931)	3,721	—	(2,210)

Net cash provided by investing activities—continuing operations	—	167,260	149,840	—	317,100
Net cash used in investing activities— discontinued operations	—	(5,128)	—	—	(5,128)

Net cash provided by investing activities	—	162,132	149,840	—	311,972

Cash flows from financing activities
Payment of long-term debt, capital leases and other long-term obligations	(175,262)	(77)	(3,120)	—	(178,459)
Proceeds from revolving credit facilities	165,000	—	—	—	165,000
Payment of debt financing costs	(1,024)	—	—	—	(1,024)
Distributions to non-controlling interests	—	(6,012)	—	—	(6,012)
Cash received for the sale of non-controlling interests	—	849	—	—	849
Cash paid for the repurchase of non-controlling interest, net	—	(1,211)	—	—	(1,211)
Other	—	1,065	(1,043)	—	22
Change in intercompany balances with affiliates	151,748	181,027	(270,899)	(61,876)	—

Net cash provided by (used in) financing activities—continuing operations	140,462	175,641	(275,062)	(61,876)	(20,835)
Net cash used in financing activities— discontinued operations	—	(40)	—	—	(40)

Net cash provided by (used in) financing activities	140,462	175,601	(275,062)	(61,876)	(20,875)

Change in cash and cash equivalents	—	390,828	(1,579)	—	389,249
Cash and cash equivalents at beginning of period	—	39,219	9,663	—	48,882

Cash and cash equivalents at end of period	$—	$430,047	$8,084	$—	$438,131

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluations of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control over Financial Reporting

During the fourth fiscal quarter of the period covered by this Report, there has been no change in our internal controls that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management is also responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes a program of internal audits and appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel, including a dedicated compliance department, and a written Code of Business Conduct and Ethics adopted by our board of directors, applicable to all of our directors, officers and employees.

Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with U.S. generally accepted accounting principles; providing reasonable assurance that receipts and expenditures of Company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected in a timely manner. Because of its inherent limitations, including the possibility of human error and the circumvention or overriding of control procedures, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Therefore, even those internal controls determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of September 30, 2015, based on the criteria established in Internal Control—Integrated Framework (the (“1992 Framework”)) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that its internal control over financial reporting was effective as of September 30, 2015. Management discussed and reviewed the results of management’s assessment with our Audit Committee. On May 14, 2013, COSO issued an updated version of the 1992 Framework (the “2013 Framework”). The 1992 Framework was adopted to assist organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. As of September 30, 2015, we are in the process of transitioning to the 2013 Framework.

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

Name	Age	Position	IAS	IASIS
W. Carl Whitmer	51	Director, Chief Executive Officer and President	X	X
Phillip J. Mazzuca	56	Chief Operating Officer	X	X
John M. Doyle	55	Chief Financial Officer	X	X
James Moake	46	Operations Chief Financial Officer	X	X
Edward H. Lamb	58	President, Western Division	X	X
Bryanie W. Swilley	55	President, Eastern Division	X	X
Peter Stanos	52	Vice President, Ethics and Business Practices	X	X
Mike Uchrin	39	Chief Executive Officer, Health Choice Arizona, Inc.		X
David R. White	68	Chairman of the Board	X
Jonathan J. Coslet	51	Director	X
David Dupree	62	Director	X
Thomas C. Geiser	65	Director	X
Kirk E. Gorman	65	Director	X
Todd B. Sisitsky	44	Director	X
Paul S. Levy	68	Director	X
Jeffrey C. Lightcap	56	Director	X
Sharad Mansukani	46	Lead Independent Director	X

W. Carl Whitmer became a Director of IAS in April 2010. He has served as President since April 2010 and was appointed Chief Executive Officer in November 2010. Prior to that time, he served as Chief Financial Officer since November 2001 and Vice President and Treasurer from March 2000 to October 2001. Prior to joining our Company, Mr. Whitmer served in various roles including Vice President of Finance and Treasurer and Chief Financial Officer of PhyCor Inc., where he was employed from July 1994 through February 2000. Mr. Whitmer’s responsibilities at PhyCor included mergers and acquisitions, capital planning and management, investor relations, treasury management and external financial reporting. Prior to joining PhyCor Inc., Mr. Whitmer served as a Senior Manager with the accounting firm of KPMG LLP, where he was employed from July 1986 to July 1994. Mr. Whitmer previously served on the board of directors, including the audit committee, of Fenwal Transfusion Therapies and currently serves as a director of NorthStar Anesthesia, LLC.

Phillip J. Mazzuca was appointed Chief Operating Officer in October 2010. Prior to joining our Company, Mr. Mazzuca served as President and Chief Executive Officer of Brim Holdings, Inc., for the previous two years. Prior to joining Brim Holdings, Inc., Mr. Mazzuca served for three years as the Executive Vice President and Chief Operating Officer of Charlotte, North Carolina-based MedCath Corporation, where he oversaw the Company’s hospital operations. Starting in 1999, he spent six years at IASIS, rising to Division President for the Texas and Florida markets. In previous years, Mr. Mazzuca served in operations leadership roles for a number of hospitals and hospital companies, including Chief Executive Officer of hospitals in several states including Alabama, California, Illinois and Virginia.

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

Edward H. Lamb joined our Company as President—Western Division, effective October 1, 2011. In this role, Mr. Lamb oversees our Arizona, Colorado, Nevada and Utah hospitals. Prior to joining our Company, Mr. Lamb spent fourteen years with HCA Inc. (“HCA”) in various positions, most recently as the President and Chief Executive Officer of Corpus Christi Medical Center, a four-campus, 583-bed system in Corpus Christi, Texas. Prior to that, Mr. Lamb served as President and Chief Executive Officer of HCA’s Alaska Regional Hospital, a 250-bed tertiary care, circumpolar referral medical center in Anchorage, Alaska. He also has served as Chief Executive Officer of two behavioral health hospitals in Arizona—Charter Hospital of the East Valley and St. Luke’s Behavioral Health Center, before its acquisition by IASIS. Mr. Lamb started his career as a Medical Technologist with Orem Community Hospital in Orem, Utah.

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

David R. White serves as Chairman of the Board of Directors of IAS. Mr. White served as our Chief Executive Officer from December 1, 2000 to October 2010 and President from May 2001 through May 2004. Mr. White served as President and Chief Executive Officer of LifeTrust, an assisted living company, from November 1998 until November 2000. From June 1994 to September 1998, Mr. White served as President of the Atlantic Group at Columbia/HCA, where he was responsible for 45 hospitals located in nine states. Previously, Mr. White was Executive Vice President and Chief Operating Officer at Community Health Systems, Inc., a for-profit hospital management company that operated approximately 20 acute-care hospitals.

Jonathan J. Coslet became a Director of IAS in June 2004. Mr. Coslet is a TPG Senior Partner. Mr. Coslet also is a member of the firm’s Investment Committee and Management Committee. Prior to joining TPG in 1993, Mr. Coslet was in the Investment Banking Department of Donaldson, Lufkin & Jenrette, specializing in leveraged acquisitions and high yield finance from 1991 to 1993. Mr. Coslet serves on the boards of directors of PETCO Animal Supplies, Inc. and Quintiles Transnational Holdings.

David Dupree became a Director of IAS in April 2007. Mr. Dupree has been Managing Director and Chief Executive Officer of The Halifax Group (“Halifax”) since 1999. Mr. Dupree serves on numerous Halifax portfolio boards. Prior to co-founding Halifax, Mr. Dupree was a Managing Director and Partner with The Carlyle Group, where he was primarily responsible for investments in health, wellness and related sectors. Prior to joining The Carlyle Group in 1992, Mr. Dupree was a Principal in Corporate Finance with Montgomery Securities. Mr. Dupree is a Director Emeritus of Whole Foods Market, Inc., a natural and organic foods supermarket company where he served as director from 1997 until 2008 and was a director of Primo Water Corporation, a supplier of bottled water dispensers, from 2008 to 2010.

Thomas C. Geiser became a Director of IAS in January 2014 and has served as a Senior Advisor to TPG since 2006. Previously, Mr. Geiser served as the Executive Vice President and General Counsel of WellPoint Health Networks Inc. (“WellPoint”) from its inception in 1993 to 2005. Mr. Geiser was responsible for WellPoint’s legal, legislative and regulatory affairs in all fifty states and served as its principal contact with state and federal regulators. Prior to joining WellPoint, Mr. Geiser worked as an attorney in private law practice, coming to WellPoint from Brobeck, Phleger & Harrison LLP in San Francisco. He serves on the boards of directors for Surgical Care Affiliates, Inc., Novasom, Inc., Imedex Holdco, LLC, the Library Foundation of Los Angeles, and Providence Saint John’s Health Center in Santa Monica, California, and previously served on the board of directors of Origin, Inc., d/b/a Shiftwise. Mr. Geiser earned his J.D. from the University of California, Hastings College of the Law and earned his undergraduate degree in English from the University of Redlands. Mr. Geiser has extensive expertise and experience providing leadership in legal, legislative, regulatory and compliance affairs to both public and private companies in the healthcare industry.

Kirk E. Gorman was appointed a Director of IAS in August 2004. Mr. Gorman currently serves as Executive Vice President and Chief Financial Officer of Thomas Jefferson University and Jefferson Health System. He joined Jefferson Health System in 2003. From 2003 to 2014, Mr. Gorman served as Executive Vice President and Chief Financial Officer of Jefferson Health System. Prior to joining Jefferson Health System, Mr. Gorman served as Senior Vice President and Chief Financial Officer of Universal Health Services, Inc., a public hospital company based in Pennsylvania, from 1987 to February 2003. Mr. Gorman also has 13 years of experience in the banking industry and served as Senior Vice President of Mellon Bank prior to his work in the healthcare industry. Mr. Gorman serves as a director of BioTelemetry Inc., a leading provider of mobile cardiac outpatient telemetry services, and was a director of Health Management Associates, Inc. until 2014. Mr. Gorman served as a director of Care Investment Trust, a real estate investment and finance company, from 2007 to 2009.

Todd B. Sisitsky became a Director of IAS in June 2004. Mr. Sisitsky is a TPG Partner, where he leads the firm’s investment activities in the healthcare services, pharmaceutical and medical device sectors. In addition to our Company, he played leadership roles in connection with investments by TPG in Aptalis Pharma, Biomet, Inc., Fenwal Transfusion Therapies, Surgical Care Affiliates, Inc., HealthScope and IMS Health Holdings, Inc. and serves on the board of directors of each of these companies other than the board of directors of Fenwal Transfusion Therapies, from which Mr. Sisitsky resigned in December 2012. Prior to joining TPG in 2003, Mr. Sisitsky worked at Forstmann Little & Company and Oak Hill Capital Partners.

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

Sharad Mansukani became a Director of IAS in April 2005 and was appointed Lead Independent Director in June 2015. Dr. Mansukani serves as a Senior Advisor to TPG, and serves on the faculty at both the University of Pennsylvania and Temple University School of Medicine. Dr. Mansukani previously served as a senior advisor to the Administrator of CMS from 2003 to 2005 and as Senior Vice President and Chief Medical Officer of Health Partners, a non-profit Medicaid and Medicare health plan owned at the time by Philadelphia-area hospitals. Dr. Mansukani completed a residency and fellowship in ophthalmology at the University of Pennsylvania School of Medicine and a fellowship in quality management and managed care at the Wharton School of Business. Dr. Mansukani also served as a director of HealthSpring, Inc. from 2007 until January 2012 and currently serves as a director of Surgical Care Affiliates, Inc.

Director Qualifications

IAS owns 100% of the common interests of the Company. The certificate of incorporation and by-laws of IAS provide that its board of directors will consist of not less than four nor more than 15 members, the exact number of which shall be determined by the affirmative vote of the holders of the majority of the outstanding stock of IAS (which is controlled by IASIS Investment, LLC (“IASIS Investment”), an investment vehicle controlled by an affiliate of TPG). Our board of directors is currently comprised of ten directors. The directors are elected at the annual meeting of stockholders for one-year terms and until their successors are duly elected and qualified.

Pursuant to the limited liability company operating agreement of IASIS Investment, currently JLL may nominate two directors to IAS’ board of directors. TPG may nominate the remaining directors. Messrs. Levy and Lightcap serve on IAS’ board of directors as designees of JLL. The remaining directors serve as designees of TPG.

The Board of Directors seeks to ensure the Board is composed of members whose particular experience, qualifications, attributes and skills, when taken together, will allow the Board to satisfy its oversight responsibilities effectively. In identifying candidates for membership on the Board, the Board considers (1) minimum individual qualifications, such as high ethical standards, integrity, mature and careful judgment, industry knowledge or experience and an ability to work collegially with the other members of the Board and (2) all other factors it considers appropriate, including alignment with our stockholders, especially investment funds affiliated with our sponsors. While we have no specific diversity policies for considering Board candidates, we believe each director contributes to the Board of Directors’ overall diversity—diversity being broadly construed to mean a variety of opinions, perspectives, personal and professional experiences and backgrounds.

When considering whether the directors and nominees have the experience, qualifications, attributes and skills, to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of the Company’s business and structure, the Board of Directors focused primarily on the information discussed in each of the directors’ biographical information set forth above.

Each of the directors possesses high ethical standards, acts with integrity, and exercises careful, mature judgment. Each is committed to employing their skills and abilities to aid the long-term interests of the stakeholders of the Company. In addition, our directors are knowledgeable and experienced in one or more business, governmental, or civic endeavors, which further qualifies them for service as members of the Board of Directors. Alignment with our stockholders is important in building value at the Company.

As a group, the non-management directors possess experience in owning and managing enterprises like the Company and are familiar with corporate finance, strategic business planning activities and issues involving stakeholders.

Our management director brings leadership, extensive business, operating, financial, legal and policy experience, and knowledge of our Company and the Company’s industry, to the Board of Directors. In addition, the management director brings the broad strategic vision for our Company to the Board of Directors.

Audit Committee and Audit Committee Financial Expert

IAS’ board of directors has a standing audit committee. The current members of the audit committee are Messrs. Geiser, Lightcap and Gorman. IAS’ board of directors has determined that Mr. Gorman is an “audit committee financial expert” as that term is defined by SEC regulations. See “Item 13—Certain Relationships and Related Transactions, and Director Independence—IASIS Investment Limited Liability Company Operating Agreement” for further discussion regarding director independence.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our directors, executive officers or beneficial owners of more than 10% of our equity securities are not required to file reports pursuant to Section 16(a) of the Exchange Act with respect to their relationship with us because we do not have equity securities registered pursuant to Section 12 of the Exchange Act.

Item 11.	Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

Executive Summary

This section discusses the principles underlying our executive compensation policies and decisions. It provides qualitative information regarding the manner in which compensation is earned by our executive officers and places in context the data in the tables that follow. We address the compensation paid or awarded during our 2015 fiscal year to the following executive officers: W. Carl Whitmer, our President and Chief Executive Officer; Philip J. Mazzuca, our Chief Operating Officer; John M. Doyle, our Chief Financial Officer; Edward H. Lamb, President of our Western Division; and Bryanie W. Swilley, President of our Eastern Division. We refer to these five individuals as our “named executive officers.”

Since the equity of our Company is owned by a group of sophisticated investment funds that also control our Board of Directors, our compensation structure is largely driven by these investment funds, which draw upon their extensive experience and expertise regarding executive compensation structures and incentives. Our Compensation Committee (the “Committee”) is composed of David R. White, the Chairman of the Board of Directors of IAS, Jeffrey C. Lightcap, a representative of JLL, and Todd B. Sisitsky, a TPG partner, who chairs the Committee.

The Committee seeks to design compensation policies that motivate executive officers to grow the Company’s value, aligning the officers’ financial interests with the Company’s investors while encouraging long-term executive retention. These policies have enabled us to attract and retain a senior executive team comprised of talented individuals with deep healthcare industry experience. To promote top performance and long-term retention, under the Committee’s direction and supervision, we have developed a compensation structure that uses base salary to compensate our executives in a fixed manner, while also offering annual cash incentive compensation designed to focus our management team on our Company’s annual strategic and operational objectives. We also from time to time have granted long-term equity grants designed to focus our management team on our Company’s long-term strategic and operational objectives, but did not make any such long-term equity awards to our named executive officers in fiscal year 2015. The Committee believes that our named executive officers should be properly rewarded for contributing to our success through incentive-based awards.

Our named executive officers’ compensation for fiscal year 2015 included base salary and annual non-equity incentive payments made to reward achievement of strategic initiatives.

The Company exceeded its annual adjusted EBITDA target for the 2015 fiscal year, as well as opened a new hospital in Lehi, Utah, closed on certain in-market facility acquisitions, experienced considerable growth in health plan lives under its management and successfully readied a behavioral health managed care joint venture for an October 1, 2015 launch. The short-term cash incentive compensation paid to our named executive officers for fiscal year 2015 reflects these and other achievements.

The Executive Compensation Process

The Compensation Committee

The Committee oversees and administers our executive compensation program, with input and recommendations from, and certain delegations to, our Chief Executive Officer, as described further below.

Mr. Sisitsky, the Chair of the Committee, makes final decisions regarding the compensation of our Chief Executive Officer. Annually, the non-executive directors of the Board of Directors evaluate the performance of our Chief Executive Officer and that evaluation is then communicated to the Chief Executive Officer by Mr. Sisitsky. Our Chief Executive Officer makes recommendations to Mr. Sisitsky regarding compensation decisions for our Chief Operating Officer and our Chief Financial Officer. Our Chief Executive Officer and Mr. Sisitsky, along with the full Committee, discuss these recommendations before reaching a final decision. Regarding the other named executive officers, our Chief Executive Officer is responsible for conducting reviews and making compensation decisions.

During our fiscal year ended September 30, 2015, the Committee did not rely on the advice or reports of any external compensation consultant in making compensation decisions. As TPG has substantial experience and expertise in executive compensation, including executive compensation practices at its own portfolio companies (which include other healthcare industry companies), and sometimes internally employs compensation experts, the Committee may from time to time rely upon such internal experience and expertise provided by TPG and TPG’s compensation experts at no cost to the Company.

Our Chief Executive Officer plays an important role in many compensation decisions. Our Chief Executive Officer does not participate on behalf of the Committee or the Board of Directors in decisions regarding his own compensation. Other executive officers also may attend the Committee meetings and participate only as and if required by the Committee (but would not participate in discussions involving their own compensation).

Process

The Committee’s process for determining executive compensation with respect to our Chief Executive Officer, our Chief Operating Officer and our Chief Financial Officer involves consideration of executive compensation practices at TPG’s portfolio companies and the highly competitive market for healthcare executives. While the Committee does not formally benchmark to any specified peer group or seek to set compensation in relation to compensation averages at other healthcare industry companies, our management team prepares for the Committee informal schedules that compare our executives’ compensation to the compensation offered by certain comparable companies in the acute hospital industry that file such information with the SEC. The Committee also, from time to time, relies on analysis performed by TPG that compares the compensation of our executive officers with that of other portfolio companies or private-equity backed companies, to the extent internally or publicly available. These comparisons are part of the total mix of information used to annually evaluate base salary, short-term and long-term incentive compensation and total compensation. Since one of the objectives of our compensation program is to consistently reward and retain top performers, compensation also will vary depending on individual and Company performance, and reflect the bargaining and negotiations associated with attracting and retaining the individuals who serve as our executive officers.

Pay for Performance

Our compensation philosophy seeks to align compensation with both Company and individual performance. Regarding our named executive officers, the primary factor we use in structuring annual non-equity incentive compensation, including payouts under our short-term incentive plan, is adjusted EBITDA (as defined in Note 14, Segment and geographic information, to our consolidated financial statements included elsewhere in this Report) compared to our Company target for such year. We believe that adjusted EBITDA currently represents the best measure of our Company’s operating performance, financial health and long-term value creation. Other factors that may be considered in the Committee’s discretion include:

•	Individual, company or division performance including certain quality and customer service metrics, along with other core performance measures;

•	Year-over-year growth in adjusted EBITDA;

•	Free cash flow;

•	Return on equity;

•	Peer company comparisons, including comparisons of net revenue growth, expense margins and return on capital;

•	Execution of key strategic initiatives and transactions, including business and provider network development efforts that enhance shareholder value;

•	Promotion of an effective, company-wide program that fosters a culture of legal compliance; and

•	Response to unusual or extreme events.

Another component of the Company’s pay for performance compensation philosophy is to promote equity holdings by our executive officers through issuing long-term equity awards from time to time, although the Company did not make any long-term equity grants to our named executive officers during fiscal year 2015. See “Long-Term Incentive Compensation” below.

Compensation Mix

As discussed in more detail below, in fiscal year 2015, our executive compensation program was comprised of various elements, including base salary and short-term incentive compensation. Although it allocates no fixed percentage of the executive compensation packages to each of these elements, the Committee seeks to achieve a balance among these elements to motivate our named executive officers to grow the Company’s value, align their financial interests with the interests of the Company’s investors, and encourage long-term executive retention.

In fiscal year 2015, base salaries comprised 49.8%, 56.8%, 76.0%, 79.9% and 66.2% of total compensation (as reflected in the Summary Compensation Table set forth below) for Mr. Whitmer, Mr. Mazzuca, Mr. Doyle, Mr. Lamb and Mr. Swilley, respectively. Base salary represented a higher percentage of total compensation than in our prior fiscal year, due to the fact that no long-term equity awards were granted to our named executive officers in fiscal year 2015. In fiscal year 2015, annual incentive compensation comprised 49.8%, 42.6%, 22.8%, 16.0% and 33.1% of total compensation for Mr. Whitmer, Mr. Mazzuca, Mr. Doyle, Mr. Lamb and Mr. Swilley, respectively. The actual award amounts were determined using the factors described below under the caption “Short Term Incentive Compensation.” Finally, in fiscal year 2015, all other compensation comprised 0.4%, 0.6%, 1.2%, 4.1% and 0.7% of total compensation for Mr. Whitmer, Mr. Mazzuca, Mr. Doyle, Mr. Lamb and Mr. Swilley, respectively.

Internal Pay Equity

Internal pay equity is not a material factor taken into account in the Committee’s compensation decisions regarding our named executive officers. The Committee believes that the variation in compensation among the named executive officers is reasonable and appropriate in light of each executive’s experience, individual contribution, level of responsibility and general importance to the Company.

Components of the Executive Compensation Program

Employment Agreements

Mr. Whitmer and the Company negotiated a new employment agreement with the Company upon his promotion to President during fiscal year 2010. Mr. Doyle entered into an employment agreement upon his promotion to Chief Financial Officer during fiscal year 2010. Mr. Mazzuca’s employment agreement was negotiated and entered into in connection with his return to the Company at the beginning of fiscal year 2011. Mr. Lamb entered into an employment agreement upon joining the Company in fiscal year 2011. Mr. Swilley entered into an employment agreement upon his promotion to President of our Eastern Division in fiscal year 2012.

Base Salary

Base salary represents the fixed component of our named executive officers’ compensation and is intended to reflect the executive’s competence in his roles and responsibilities with the Company. The Committee attempts to maintain base salaries at competitive levels while also reserving a substantial portion of compensation for the other compensation elements directly related to Company and individual performance.

The Committee annually reviews base salaries of the Chief Executive Officer, the Chief Operating Officer and the Chief Financial Officer. The Chief Executive Officer decides all base salary increases for other executive officers. Any base salary increase during this annual process is intended to compensate the executive for exceptional performance or contributions, cost of living increases, changes in responsibility and changes in the competitive landscape. Base salaries also may be adjusted at any time during the year if Mr. Sisitsky, the Committee, or the Chief Executive Officer (other than, in the case of the Chief Executive Officer, with respect to his own compensation) finds it necessary or advisable to maintain a competitive level or to compensate an individual for increased responsibility or achievement.

Our named executive officers’ initial base salaries were established as part of the employment agreements each negotiated with the Company as described above, and these base salary amounts have been subject to review on at least an annual basis thereafter. Mr. Whitmer’s, Mr. Mazzuca’s, Mr. Doyle’s, Mr. Lamb’s and Mr. Swilley’s annual base salaries were $850,000, $625,000, $440,000, $468,169 and $441,385, respectively, during fiscal year 2015. Mr. Whitmer, Mr. Mazzuca and Mr. Doyle did not receive base salary increases in fiscal year 2015, as current levels of base salary were considered by the Committee to be appropriate in each case. Mr. Lamb and Mr. Swilley received base salary increases of 3.0% and 2.3%, respectively, in fiscal year 2015, reflecting what our Chief Executive Officer believed to be appropriate amounts in light of these named executive officer’s performance and responsibilities within the Company.

Short-Term Incentive Compensation

Our named executive officers are eligible to earn cash incentive awards under the Corporate Incentive Plan (in the case of Mr. Whitmer, Mr. Mazzuca and Mr. Doyle) or the Market Executive Incentive Plan (in the case of Mr. Lamb and Mr. Swilley), based primarily upon the level of achievement of Company financial performance metrics. The range of potential percentage payouts for Mr. Whitmer, Mr. Mazzuca, Mr. Doyle, Mr. Lamb and Mr. Swilley are set forth in accordance with their employment agreements.

Each fiscal year, the Company, with the input of members of the Board of Directors and our sponsors, establishes target levels for adjusted EBITDA and, in certain years, other operating metrics such as revenue growth, operating cash flows and free cash flow to be used both for compensation and budgeting purposes. The primary consideration in determining whether our chief executive officer, chief financial officer and chief operating officer receive short-term cash incentive compensation is our adjusted EBITDA ultimately achieved for the fiscal year (considering certain adjustments we believe are customary for executive compensation) versus the adjusted EBITDA target levels. The performance of our divisions during the year versus the adjusted EBITDA target levels for such divisions is the primary factor in determining whether bonuses are paid to our Eastern and Western Division presidents; other factors considered for these individuals include the execution of strategic initiatives, the achievement of certain quality and customer service metrics, cash collections and other operational goals. We establish threshold (other than with respect to Mr. Lamb and Mr. Swilley), target and maximum target incentive levels each fiscal year in accordance with each named executive officer’s employment agreement, where applicable, and what we believe to be levels relative to the executive’s position in the Company.

For fiscal year 2015, we established the following annual incentive target levels for our named executive officers:

Annual Short-Term Incentive Award Ranges (as a Percentage of Base Salary and a Dollar Amount) for Fiscal Year 2015

	Threshold	Percentage target	Maximum	Threshold	Dollars target	Maximum
W. Carl Whitmer	20%	100%	200%	$170,000	$850,000	$1,700,000
Phillip J. Mazzuca	10%	75%	150%	$62,500	$468,750	$937,500
John M. Doyle	10%	50%	100%	$44,000	$220,000	$440,000
Edward H. Lamb	—	50%	100%	—	$234,085	$468,169
Bryanie W. Swilley	—	50%	100%	—	$220,693	$441,385

While the primary factor in calculating short-term incentive compensation payouts for our named executive officers (other than Messrs. Lamb and Swilley) for fiscal year 2015 was adjusted EBITDA, Mr. Sisitsky or the Committee may consider, in his or its respective discretion, other qualitative and quantitative factors in awarding annual incentive compensation to these named executive officers in either determining whether an incentive payment is to be made or determining the amount of the incentive paid, including the individual performance of such named executive officers. For fiscal year 2015, the Committee also considered year-over-year improvement in the Company’s free cash flow and the execution of key strategic initiatives and transactions, including certain in-market acquisitions and significant growth in certain elements of the Company’s managed care business, when determining annual incentive compensation for Mr. Whitmer, Mr. Mazzuca and Mr. Doyle. For Mr. Lamb and Mr. Swilley, as discussed above, the primary factor in calculating short-term incentive compensation payable to them is adjusted EBITDA of the Company’s Western and Eastern Divisions, respectively, with the other qualitative and quantitative factors referenced above and their individual performance also considered in fiscal year 2015 in determining the amount of their annual compensation awards. The Committee and/or Mr. Whitmer may also consider, in its or his respective discretion, other qualitative and quantitative factors in awarding annual incentive compensation to our executive officers.

For executive bonuses, the Committee considers an EBITDA calculation based on the Company’s adjusted EBITDA (as defined in Footnote 14 to our consolidated financial statements) but may also consider certain adjustments as deemed appropriate, an approach which we believe is customary and appropriate for executive compensation. Adjusted EBITDA earned by the Company in fiscal year 2015 for short-term incentive compensation purposes was $253.0 million, which exceeded our fiscal year 2015 target amount. In light of this budgetary achievement and other considerations described above, the Committee awarded Mr. Whitmer, Mr. Mazzuca, and Mr. Doyle cash incentive payments of $850,000, $468,750 and $132,000, respectively, in respect of fiscal year 2015 (100.0%, 100.0% and 60.0% of their target short-term cash incentive amount, respectively). In awarding Mr. Whitmer and Mr. Mazzuca these short-term incentive payments, the Committee took into account year-over-year improvement in the Company’s free cash flow in fiscal 2015 as well as fiscal year 2015 strategic accomplishments including the opening of a Mountain Point Medical Center in Lehi, Utah, certain in-market acquisitions and growth in the Company’s managed care business. Mr. Doyle’s short-term incentive award recognized his contributions to these and other strategic initiatives, but was paid at less than target taking into account remediations of certain internal controls and processes that were required of the Company during the 2015 fiscal year. Based on the financial performance of the Company’s Eastern Division in the 2015 fiscal year, the Committee awarded Mr. Swilley a cash incentive payment at his target amount of $220,693. Mr. Lamb’s bonus was $93,634 or 40.0% of his target amount, reflecting the fact that the Company’s Western Division did not meet its budgetary target for the year, but also taking into account Mr. Lamb’s contributions to the Company as a whole, the opening of Mountain Point Medical Center and certain clinical quality achievements of Western division hospitals.

Long-Term Incentive Compensation

Our executive officer compensation program historically has had a substantial equity component, as we believe superior equity investors’ returns are achieved through a culture that focuses on long-term performance by our named executive officers and other key associates. By providing our executives with an equity stake in IAS, we can better align the interests of our named executive officers and our investors.

We have periodically made equity grants to our named executive officers in recent years but did not make any such grants in fiscal year 2015. In this regard, in fiscal year 2014, as part of our management retention and incentive efforts, we granted time-vesting stock options and time-vesting RSUs to our named executive officers, and also implemented a program pursuant to which holders (including named executive officers) were permitted to exchange “out-of-the-money” options for time-vesting RSUs. For additional information regarding these actions in fiscal year 2014, see the Summary Compensation Table below and the footnotes thereto, as well as the section below captioned “The 2004 Stock Option Plan.”

We have historically made equity grants pursuant to the Amended and Restated IASIS 2004 Stock Option Plan (the “2004 Stock Option Plan”), which expired in June of 2014 (although equity awards previously granted under the 2004 Stock Option Plan will continue to remain outstanding following the expiration of the plan under the terms of the plan as in effect upon expiration). The outstanding options previously granted to our named executive officers under the 2004 Stock Option Plan have been time-based options, vesting ratably on an annual basis over either a four-year period or five-year period from the date of grant (depending on the particular option grant), generally subject in all cases to the individual continuing to provide services to the Company as of such date. We have no formal practices regarding the timing of option grants.

The RSUs granted to our named executive officers in fiscal year 2014 were time-based RSUs which vest in full on the third anniversary of the grant date, subject in all cases to the individual continuing to provide services to the Company as of such date. Upon vesting, the RSUs will either be settled in shares of IAS common stock corresponding to the number of RSUs underlying the grant or in cash based upon the then-current fair market value of a share of IAS common stock, at the discretion of the Company.

We did not make any long-term equity grants to our named executive officers during fiscal year 2015, due to the Committee’s view that the current equity holdings of our named executive officers provided sufficient long-term incentives.

Non-Qualified Executive Savings Plan

We provide certain of our employees with the opportunity to participate in a non-qualified executive savings plan. Mr. Lamb was the only named executive officer who participated in this plan in fiscal year 2015. The plan is a voluntary, tax-deferred savings vehicle that is available to those employees earning a minimum base salary ($120,000 in calendar year 2015). The executive savings plan was implemented to assist in the recruitment and retention of key executives by providing the ability to defer additional pre-tax compensation over the limits allowed by the IASIS 401(k) Retirement Savings Plan (the “IASIS 401(k) Plan”).

        An eligible employee must contribute the maximum allowed by law to the IASIS 401(k) Plan to participate in the non-qualified executive savings plan. There are two types of deferrals available under the plan: excess deferrals and additional deferrals. Excess deferrals are contributions deposited into the non-qualified executive savings plan because either (a) the participant’s earnings have exceeded the dollar amount stipulated under Section 401(a)(17) of the U.S. Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) ($265,000 in 2015) and/or (b) the participant’s deferrals into the IASIS 401(k) Plan have reached the dollar limit stipulated under Section 402(g) of the Internal Revenue Code ($18,000 in 2015). Excess deferrals are automatically deposited into the non-qualified executive savings plan if these limits are reached. Executive excess deferrals are matched at the same rate as contributions to the IASIS 401(k) Plan. There is a five-year service requirement for participants to vest in Company excess matching contributions.

Additional deferrals are contributions to the non-qualified executive savings plan independent of a participant’s 401(k) contribution election. These contributions are voluntary and are capped according to IRS guidelines for such a plan. The non-qualified executive savings plan offers a range of investment options that act as “benchmark funds.” Benchmark funds are defined as the investment fund or funds used to represent the performance and current deemed balance of a participant’s non-qualified account, which is a notional deferred compensation account. Contributions become part of our general assets. Investment options under the non-qualified executive savings plan are similar to those available under the IASIS 401(k) Plan.

Distributions under the plan will be made in a lump sum upon an eligible employee’s death, disability or separation from service, unless an alternative time and form of distribution is timely elected in accordance with plan terms. In addition, an eligible employee can petition for an immediate distribution of his or her account balance in the event of an unforeseeable emergency.

Severance and Change in Control Agreements

Our named executive officers are entitled to severance and change in control benefits pursuant to the terms of their negotiated employment agreements. These benefits are further described in the section “Summary of Payments Made Upon Termination or Change in Control.” We believe that reasonable severance and change in control benefits are appropriate to be competitive in our executive retention efforts. In agreeing to these benefits, the Board of Directors recognized that it may be difficult for such executives to find comparable employment within a short time period. In addition, the Board of Directors recognized that formalized severance and change in control arrangements are common benefits offered by employers competing for similar senior executive talent. Information regarding payments and benefits under such agreements for the named executive officers is provided under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” and “Summary of Payments Made Upon Termination or Change in Control.”

Perquisites

From time to time we agree to provide certain executives with perquisites. We provide these perquisites sparingly, where we believe they are necessary to attract key talent and to enhance business efficiency. We believe that these perquisites are in line with market practice. For fiscal year 2015, we paid insurance premiums for group term life insurance for the named executive officers.

Risk Assessment

The Committee has reviewed our compensation programs and has concluded that the risks arising from our compensation practices are not reasonably likely to have a material adverse effect on us.

Impact of Tax and Accounting Rules

The forms of our executive compensation are largely dictated by our capital structure and other considerations and have not been designed to achieve any particular accounting treatment. We take tax considerations into account, both to avoid tax disadvantages, and obtain tax advantages where reasonably possible consistent with our compensation goals.

Because our common stock is not publicly traded, our executive compensation has not been subject to the provisions of Section 162(m) of the Internal Revenue Code, as amended, which generally limits the deductibility of compensation paid to certain executive officers of publicly held companies in excess of $1.0 million unless certain performance-based and other requirements are met.

Recovery of Certain Awards

As a voluntary filer, we have no formal policy for the recovery of annual incentives paid to our executive officers on the basis of financial results subsequently restated. In the event of financial restatement, we consider our course of action in light of the particular facts and circumstances, including the culpability of the individuals. We found no such culpability of our executive officers with respect to the amended periodic reports, and the financial statements contained therein, that were filed in connection with our financial restatement in fiscal year 2015.

Compensation Committee Conclusion

The Committee’s philosophy for executive pay for fiscal year 2015 reflects the unique attributes of our Company and each executive individually in our pay positioning policies, emphasizing an overall analysis of the executive’s performance for the prior year, projected role and responsibilities, required impact on execution of our strategy, vulnerability to recruitment by other companies, external pay practices, total cash compensation and equity positioning internally, current equity holdings, and other factors the Committee deemed appropriate. We believe our approach to executive compensation during fiscal year 2015 emphasized significant time and performance-based elements intended to promote long-term investor value and strongly aligned the interests of our executive officers with those of investors.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2015, the Committee was composed of David R. White, Todd B. Sisitsky and Jeffrey C. Lightcap. Mr. White serves as our Chairman and served as our Chief Executive Officer until November 1, 2010. Mr. Sisitsky and Mr. Lightcap are Directors of IAS. None of our executive officers serves, or since October 1, 2014, has served, as a member of the board of directors or compensation committee of any entity that has or had one or more of its executive officers serving on the Board of Directors or the Committee. Mr. Sisitsky is a nominee of, and is affiliated with, TPG; Mr. White is a nominee of TPG; and Mr. Lightcap is a nominee of JLL. See “Certain Relationships and Related Party Transactions.”

Compensation Committee Report

The Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based upon such review and discussions, the Committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in this Report.

Compensation Committee:

Todd B. Sisitsky

David R. White

Jeffrey C. Lightcap

Summary Compensation Table

The following table sets forth, for the fiscal years ended September 30, 2015, 2014 and 2013, the compensation earned by our named executive officers. There are no above-market or preferential earnings on deferred compensation. Consequently, the table does not include earnings on deferred amounts. None of the named executive officers are eligible for pension benefits as we have no defined benefit program.

Name and principal position	Year	Salary ($)	Bonus ($)(1)	Stock awards ($)(2)	Option awards ($)(3)	Non-equity incentive plan compensation ($)(4)	All other compensation ($)(5)	Total ($)
W. Carl Whitmer	2015	850,000	—	—	—	850,000	5,211	1,705,211
President and Chief	2014	834,375	1,300,000	2,325,000	1,387,906	1,700,000	596,624	8,143,905
Executive Officer	2013	787,500	—	—	—	—	2,310	789,810

Phillip J. Mazzuca	2015	625,000	—	—	—	468,750	6,228	1,099,978
Chief Operating Officer	2014	618,750	570,000	325,500	242,281	937,500	8,615	2,702,646
	2013	600,000	—	—	—	—	3,117	603,117

John M. Doyle	2015	440,000	—	—	—	132,000	6,937	578,937
Chief Financial Officer	2014	433,000	300,000	186,000	196,717	440,000	69,856	1,625,573
	2013	412,000	—	—	—	—	3,629	415,629

Edward H. Lamb	2015	468,169	—	—	—	93,634	24,369	586,172
President—Western	2014	458,438	190,000	186,000	135,215	270,000	8,851	1,248,504
Division	2013	450,000	—	—	—	—	5,439	455,439

Bryanie W. Swilley	2015	441,385	—	—	—	220,693	4,535	666,613
President—Eastern	2014	433,606	175,000	186,000	148,951	234,022	4,052	1,181,631
Division	2013	425,000	—	—	284,250	—	78,337	787,587

(1)	The amounts in this column for fiscal year 2014 reflect one-time discretionary transaction-related cash bonuses related to accomplishing certain significant strategic initiatives. No such discretionary bonuses were paid in fiscal years 2015 or 2013.
(2)	The amounts reported represent the grant date fair value calculated under ASC 718 for RSUs granted during fiscal year 2014. (No amount is included in the table above with respect to RSUs issued pursuant to the RSU Exchange during fiscal year 2014 because there was no grant date value associated with such grant under ASC Topic 718. This is because the RSUs were issued in a value for value exchange for options for which the Company had previously taken an accounting charge.) There is no certainty that the named executive officer will realize any value from RSUs and to the extent they do, the amounts realized may have no correlation to the amounts reported above. Refer to Note 9, Stock-based compensation, in the Company’s consolidated financial statements contained elsewhere in this Report for a discussion of the assumptions used to determine the grant date fair value of these awards.
(3)	The amounts reported represent the grant date fair value calculated under ASC 718 of option awards granted during fiscal year 2014. The amounts reported for 2014 also include the incremental fair value calculated regarding option exercise price adjustments resulting from a shareholder return of capital: Mr. Whitmer, $472,906; Mr. Mazzuca, $28,781; Mr. Doyle, $74,717; Mr. Lamb, $13,215; and Mr. Swilley, $26,951. There is no certainty that the named executive officer will realize any value from these options or the exercise price adjustments and to the extent they do, the amounts realized may have no correlation to the amounts reported above. Refer to Note 9, Stock-based compensation, in the Company’s consolidated financial statements contained elsewhere in this Report for a discussion of the assumptions used to determine the grant date fair value of these awards.
(4)	Represents compensation to the named executive officers paid under the Company’s Corporate Incentive Plan for Mr. Whitmer, Mr. Mazzuca and Mr. Doyle, and compensation paid under the Company’s Market Executive Incentive Plan for Mr. Lamb and Mr. Swilley. No amounts were paid under these plans with respect to the 2013 fiscal year.
(5)	The amounts in this column reflect, for each named executive officer, with respect to fiscal year 2015, the sum of (i) the amounts contributed by the Company to the IASIS 401(k) Plan and/or non-qualified executive savings plan on behalf of the named executive officer, and (ii) the dollar value of insurance premiums paid for group term life insurance.

Listed in the table below are the dollar values of the amounts reported in this column for fiscal year 2015.

Named executive officer	Company match in IASIS 401(k) plan ($)	Insurance premiums paid for group term life insurance ($)	Other ($)	Total all other compensation ($)
W. Carl Whitmer	3,969	1,242	—	5,211
Phillip J. Mazzuca	3,906	2,322	—	6,228
John M. Doyle	3,975	1,778	1,184	6,937
Edward H. Lamb	3,313	2,150	18,906	24,369
Bryanie W. Swilley	2,753	1,782	—	4,535

Grants of Plan-Based Awards in Fiscal Year 2015

			Estimated possible payouts under non-equity incentive plan awards(1)
	Grant date	Approval date	Threshold	Target	Maximum
			($)	($)	($)
W. Carl Whitmer	—	—	170,000	850,000	1,700,000
Phillip J. Mazzuca	—	—	62,500	468,750	937,500
John M. Doyle	—	—	44,000	220,000	440,000
Edward H. Lamb	—	—	—	234,085	468,169
Bryanie W. Swilley	—	—	—	220,693	441,385

(1)	Represents threshold, target and maximum performance goal achievement payout levels established under our annual cash incentive plans for fiscal year 2015 performance. See the Non-Equity Incentive Plan Compensation column of the 2015 Summary Compensation Table above for the amount actually paid to each named executive officer for fiscal year 2015 performance.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Base Salary and Award Targets

Mr. Whitmer’s base salary during fiscal year 2015 was $850,000. Mr. Whitmer was eligible to receive an annual incentive plan target award of 100% of his base salary and an annual incentive plan maximum award of 200% of his base salary in respect of fiscal year 2015 performance.

Mr. Mazzuca’s base salary during fiscal year 2015 was $625,000. Mr. Mazzuca was eligible to receive an annual incentive plan target award of 75% of his base salary and an annual incentive plan maximum award of 150% of his base salary in respect of fiscal year 2015 performance.

Mr. Doyle’s base salary during fiscal year 2015 was $440,000. Mr. Doyle was eligible to receive an annual incentive plan target award of 50% of his base salary and an annual incentive plan maximum award of 100% of his base salary in respect of fiscal year 2015 performance.

Mr. Lamb’s base salary during fiscal year 2015 was $468,169. Mr. Lamb was eligible to receive an annual incentive plan target award of 50% of his base salary and an annual incentive plan maximum award of 100% of his base salary in respect of fiscal year 2015 performance.

Mr. Swilley’s base salary during fiscal year 2015 was $441,385. Mr. Swilley was eligible to receive an annual incentive plan target award of 50% of his base salary and an annual incentive plan maximum award of 100% of his base salary in respect of fiscal year 2015 performance.

The 2004 Stock Option Plan

All outstanding options and restricted stock unit awards held by our named executive officers were granted under the 2004 Stock Option Plan, which expired on June 22, 2014 (although equity awards previously granted under the 2004 Stock Option Plan will continue to remain outstanding following the expiration of the plan under the terms of the plan as in effect upon expiration). No additional awards may be granted under the 2004 Stock Option Plan as a result of its expiration.

The Company did not grant any stock options or other equity awards to our named executive officers during fiscal year 2015.

During fiscal year 2014, the Board of Directors approved certain equity transactions (the “Equity Transactions”) to incentivize our management team. Our current named executive officers received the following in connection with the Equity Transactions: (i) the issuance, prior to the expiration of the 2004 Stock Option Plan, of 490,000 options to purchase the common stock of IAS; (ii) the exercise of 234,000 options with near-term expiration dates to purchase the common stock of IAS on a cashless net settlement basis; (iii) the exchange of 504,000 “out-of-the-money” options to purchase the common stock of IAS for RSUs on a 5-for-1 ratio that vest at the end of a three year service period; and (iv) the issuance of 345,000 additional RSUs that vest at the end of a three year service period.

Outstanding Equity Awards at Fiscal 2015 Year-End

The following tables summarize the outstanding equity awards held by each named executive officer at September 30, 2015.

	Option awards
Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Option exercise price ($)	Option expiration date
W. Carl Whitmer	3,250	—	23.07	4/1/16(1)
	5,500	—	22.14	10/2/18(2)
	75,000	225,000	13.50	4/30/24(3)
Phillip J. Mazzuca	17,500	52,500	13.50	4/30/24(3)
John M. Doyle	13,000	—	23.07	4/1/16(1)
	12,000	—	22.14	10/2/18(2)
	10,000	30,000	13.50	4/30/24(3)
Edward H. Lamb	10,000	30,000	13.50	4/30/24(3)
Bryanie W. Swilley	1,400	—	23.07	4/1/16(1)
	11,600	—	22.14	10/2/18(2)
	10,000	30,000	13.50	4/30/24(3)

Option award vesting schedule: named executive officers

Grant date	Vesting schedule
(1) 4/1/2006	20% vested each year for five years from date of grant.
(2) 10/2/2008	20% vested each year for five years from date of grant.
(3) 4/30/2014	25% vests each year for four years from date of grant.

	RSU awards
Name	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)(1)
W. Carl Whitmer	250,000	(2)	7,500,000
	35,400	(3)	1,062,000
Phillip J. Mazzuca	35,000	(2)	1,050,000
	33,000	(3)	990,000
John M. Doyle	20,000	(2)	600,000
	12,400	(3)	372,000
Edward H. Lamb	20,000	(2)	600,000
	14,000	(3)	420,000
Bryanie W. Swilley	20,000	(2)	600,000
	6,000	(3)	180,000

(1)	The amounts reported in this column equal the number of RSUs subject to the named executive officer’s RSU award multiplied by the fair market value of a share of IAS common stock, based on the then most recent determination of fair market value made by the Board of Directors.

RSU award vesting schedule: named executive officers

Grant date	Vesting schedule
(2) 5/9/2014	Each unit vests 100% after the completion of three years of service from the date of grant.
(3) 6/9/2014	Each unit vests 100% after the completion of three years of service from the date of grant.

Options Exercised During Fiscal Year 2015

The following table reflects the fact that no options were exercised by our named executive officers in fiscal year 2015.

Option Awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)
W. Carl Whitmer	—	—
Phillip J. Mazzuca	—	—
John M. Doyle	—	—
Edward H. Lamb	—	—
Bryanie W. Swilley	—	—

Pension Benefits

We maintain a 401(k) plan as previously discussed in the Compensation Discussion and Analysis. We do not maintain any defined benefit plans.

Non-qualified Deferred Compensation for Fiscal Year 2015

We introduced our non-qualified executive savings plan July 1, 2006. The plan is a voluntary, tax-deferred savings vehicle that is available to those employees earning a certain minimum base salary ($120,000 in calendar year 2015). The executive savings plan was implemented to contribute to the recruitment and retention of key executives and other employees, including physicians, by providing the ability to defer additional pre-tax compensation over the limits allowed by the IASIS 401(k) Plan.

An eligible employee must contribute the maximum allowed by law to the IASIS 401(k) Plan to participate in the non-qualified executive savings plan. There are two types of deferrals available under the plan: excess deferrals and additional deferrals. Excess deferrals are contributions deposited into the non-qualified executive savings plan because either (a) the participant’s earnings have exceeded the dollar limit stipulated under Section 401(a)(17) of the Internal Revenue Code ($265,000 in 2015) and/or (b) the participant’s deferrals into the IASIS 401(k) Plan have reached the dollar limit stipulated under Section 402(g) of the Internal Revenue Code ($18,000 in 2015). Excess deferrals are automatically deposited into the non-qualified executive savings plan if these limits are reached. Physician excess deferrals are not matched. Executive excess deferrals are matched at the same rate as contributions to the IASIS 401(k) Plan. There is a five-year service requirement for participants to vest in the Company excess matching contributions. Mr. Lamb was the only named executive officers who participated in the plan in fiscal year 2015.

Additional deferrals are contributions to the non-qualified executive savings plan independent of a participant’s 401(k) contribution election. These contributions are voluntary and are capped according to IRS guidelines for such a plan.

The non-qualified executive savings plan offers a range of investment options that act as “benchmark funds.” Benchmark funds are defined as the investment fund or funds used to represent the performance and current deemed balance of a participant’s non-qualified account, which is a notional deferred compensation account. Contributions become part of our general assets. Investment options under the non-qualified executive savings plan are similar to those available under the IASIS 401(k) Plan.

Distributions under the plan will be made in a lump sum upon an eligible employee’s death, disability or separation from service, unless an alternative time and form of distribution is timely elected in accordance with plan terms. In addition, an eligible employee can petition for an immediate distribution of his or her account balance in the event of an unforeseeable emergency.

Potential Payments Upon Termination or Change in Control

Potential Payments to Named Executive Officers

Pursuant to the terms of their employment agreements, each of Mr. Whitmer, Mr. Mazzuca, Mr. Doyle, Mr. Lamb and Mr. Swilley is entitled to certain payments and benefits upon a termination of employment with the Company due to the executive’s death or disability, upon a termination by the Company with and without “cause” or a resignation by the executive for “good reason” and, in certain circumstances, in connection with a change of control of the Company.

Death

The employment agreements provide that the respective estates of Mr. Whitmer, Mr. Mazzuca and Mr. Doyle are entitled to receive the following upon the death of such executive:

(i)	all base salary and benefits to be paid or provided to the executive through the date of death;

(ii)	regarding Mr. Whitmer, an amount equal to his base salary at the then-current rate of base salary and the annual cash target bonus;

(iii)	to the extent applicable, an amount equal to the pro rata bonus;

(iv)	regarding Mr. Mazzuca and Mr. Doyle, any other death benefits arrangements available to senior executive officers of the Company on the date of termination;

(v)	regarding Mr. Whitmer, the Company will provide the executive’s eligible dependents continued health and medical benefits through the date one year after death; the Company may satisfy this obligation by paying such dependents’ health and medical continuation coverage (“COBRA”) premium payments (with the dependents paying the portion of such COBRA payments that the executive was required to pay regarding such dependents prior to death); and

(vi)	all of the executive’s options to purchase shares of capital stock of IAS which are unvested as of death but otherwise scheduled to vest on the first vesting date scheduled to occur following the date of death, will immediately vest and become exercisable while all remaining unvested options will terminate as of death. All of the vested options must be exercised within the earlier of (a) the tenth anniversary of the date the options were granted or (b) two years with Mr. Whitmer, and one year with Mr. Mazzuca and Mr. Doyle, following the date of death.

Mr. Lamb’s employment agreement does not provide for benefits to be paid to upon death. Mr. Swilley is eligible to receive, following his death, any annual incentive compensation payable for that year, prorated to reflect the actual number of months worked, provided that Mr. Swilley is employed at the time such bonus is paid.

Disability

Mr. Whitmer, Mr. Mazzuca and Mr. Doyle are entitled to receive the following upon the disability of such executive:

(i)	all base salary and benefits to be paid or provided to the executive through the date of disability;

(ii)

regarding Mr. Whitmer, a severance amount equal to the executive’s base salary at his then-current rate of base salary provided, however, that if the date of termination is the date of delivery of the final required physician’s opinion that the executive will be disabled for six consecutive months, the payment regarding base salary, with all base salary paid to the executive following the first date that the executive was disabled will equal one hundred and fifty percent (150%) of the executive’s base salary and; provided, further, that amounts payable to the executive must be reduced by the proceeds of any short or long-term disability payments to which the executive may be entitled during such period under policies maintained at the expense of the Company;

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

(vii)	all of the executive’s options to purchase shares of capital stock of IAS which are unvested as of termination but otherwise scheduled to vest on the first vesting date scheduled to occur following the date of termination, will immediately vest and become exercisable while all remaining unvested options will terminate as of termination. All of the vested options must be exercised within the earlier of (a) the tenth anniversary of the date the options were granted or (b) two years with Mr. Whitmer, and one year with Mr. Mazzuca and Mr. Doyle, from the date of disability.

Mr. Lamb’s employment agreement does not provide for benefits to be paid to upon disability. Mr. Swilley is eligible to receive, following disability, any annual incentive compensation payable for that year, prorated to reflect the actual number of months worked, provided that Mr. Swilley is employed at the time such bonus is paid.

Termination by the Company for Cause

Upon termination for cause, the executive may receive all base salary and benefits to be paid or provided to the executive through the date of termination.

By the Company without Cause

Mr. Whitmer, Mr. Mazzuca and Mr. Doyle are entitled to receive the following upon the termination by the Company without cause of such executive:

(i)	all base salary and benefits to be paid or provided to the executive through the date of termination;

(ii)	an amount equal to the sum of (a) two hundred percent (200%), with Mr. Whitmer and Mr. Mazzuca and one hundred fifty percent (150%) with Mr. Doyle, of the executive’s base salary at the then-current rate of base salary and (b) two hundred percent (200%), with Mr. Whitmer and Mr. Mazzuca and one hundred fifty percent (150%) with Mr. Doyle, of the annual cash target bonus;

(iii)	to the extent applicable, an amount equal to the pro rata bonus,

(iv)	a lump sum payment equal to the then present value of all major medical, disability and life insurance coverage through the date two years regarding Mr. Whitmer and Mr. Mazzuca (eighteen months regarding Mr. Doyle) after termination, provided that under such circumstances the executive shall make all COBRA premium payments on his own behalf; and

(v)	all of the executive’s options to purchase shares of capital stock of IAS which are unvested as of termination but otherwise scheduled to vest on the first vesting date scheduled to occur following the date of termination, will immediately vest and become exercisable while all remaining unvested options will terminate as of termination. All of the vested options must be exercised within the earlier of (a) the tenth anniversary of the date the options were granted or (b) two years in the case of Mr. Whitmer, and one year in the case of Mr. Mazzuca and Mr. Doyle, following the date of termination.

Mr. Lamb’s employment agreement provides that following his termination by the Company without cause, he will receive an amount equal to one year of base salary. Mr. Swilley’s employment agreement provides that following his termination by the Company without cause, he will receive an amount equal to one year of base salary.

By the Executive for Good Reason

The employment agreements provide that Mr. Whitmer, Mr. Mazzuca and Mr. Doyle are entitled to receive the following upon the resignation by such executive for good reason:

(i)	all base salary and benefits to be paid or provided to the executive through the date of termination;

(ii)	an amount equal to the sum of (a) two hundred percent (200%), with Mr. Whitmer and Mr. Mazzuca and one hundred fifty percent (150%), with Mr. Doyle, of the executive’s base salary at the then-current rate of base salary and (b) two hundred percent (200%), with Mr. Whitmer and Mr. Mazzuca and one hundred fifty percent (150%), with Mr. Doyle, of the annual cash target bonus;

(iii)	to the extent applicable, an amount equal to the pro rata bonus;

(iv)	a lump sum payment equal to the then present value of all major medical, disability and life insurance coverage through the date two years regarding Mr. Whitmer and Mr. Mazzuca (eighteen months regarding Mr. Doyle) after termination, provided that under such circumstances the executive shall make all COBRA premium payments on his own behalf; and

(v)	all of the executive’s options to purchase shares of capital stock of IAS which are unvested as of termination but otherwise scheduled to vest on the first vesting date scheduled to occur following the date of termination, will immediately vest and become exercisable while all remaining unvested options will terminate as of termination. All of the vested options must be exercised within the earlier of (a) the tenth anniversary of the date the options were granted or (b) two years, in the case of Mr. Whitmer, and one year, in the case of Mr. Mazzuca and Mr. Doyle, following the date of termination.

Mr. Lamb’s and Mr. Swilley’s employment agreements do not address termination for good reason.

By the Executive without Good Reason or the Executive’s Failure to Extend the Employment Term

Upon termination by the executive without good reason or failure to extend the employment term, the executive will receive all base salary and benefits to be paid or provided to the executive through the date of termination.

Definition of Good Reason

Each of the following events constitutes “good reason” for resignation for the employment agreements of Mr. Whitmer, Mr. Mazzuca and Mr. Doyle:

(i)	regarding Mr. Whitmer, the one-year anniversary of any Change of Control (as defined below) unless the acquirer is in the healthcare facilities business, in which case the one-year anniversary will be reduced to six months after the date of the Change of Control;

(ii)	the removal of the executive from or failing to elect or re-elect the executive to his respective positions within the Company or on the board;

(iii)	any material reduction in duties or responsibilities (including on a Change in Control, in the case of Mr. Mazzuca) of the respective executive or any assignment materially inconsistent with his position;

(iv)	relocation of the executive’s principal office under certain circumstances without his approval;

(v)	failure of the Company to maintain certain indemnification provisions in its organizational documents; and

(vi)	any breach by the Company of the respective employment agreement.

Mr. Lamb’s and Mr. Swilley’s employment agreements do not address termination for good reason.

The Company’s Failure to Extend the Employment Term

The employment agreements provide that Mr. Whitmer, Mr. Mazzuca and Mr. Doyle are entitled to receive the following upon the Company’s failure to extend the employment term:

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

Mr. Lamb and Mr. Swilley each will receive an amount equal to one year of base salary upon the Company’s failure to extend the employment term.

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

Definition of Change of Control

The employment agreements of Mr. Whitmer and Mr. Mazzuca define a change of control as any transaction where a person or group of persons (other than the present private equity investors in the Company or their affiliates):

(i)	acquire a majority interest in IAS or IASIS Investment, its parent; or

(ii)	acquire all or substantially all of the assets of IAS or IASIS Investment, its parent.

In addition, the employment agreements contain non-competition and non-solicitation provisions under which Mr. Whitmer, Mr. Mazzuca, Mr. Doyle, Mr. Lamb and Mr. Swilley agree not to compete with the Company or its subsidiaries within 25 miles of the location of any hospital we manage for two years (eighteen months regarding Mr. Doyle and twelve months regarding Mr. Lamb and Mr. Swilley) following the date of termination of such person’s employment. The agreements provide that such person will not solicit or recruit our business partners and employees, respectively.

The 2004 Stock Option Plan

Vesting Date of Options

Each stock option grant agreement entered into with our named executive offers provides that, if within the two-year period following a Change of Control the executive’s employment is:

(i)	terminated by the Company or its affiliates without cause; or

(ii)	terminated by the executive with good reason,

all of the executive’s options granted shall immediately become vested and exercisable.

Definition of Change of Control

The 2004 Stock Option Plan defines Change of Control in substantially the same way as the employment agreements of Mr. Whitmer and Mr. Mazzuca.

Definition of Good Reason

The 2004 Stock Option Plan defines good reason as:

(i)	a material reduction in an executive’s duties and responsibilities other than a change in such executive’s duties and responsibilities that results from becoming part of a larger organization following a Change of Control;

(ii)	a decrease in an executive’s base salary or benefits other than a decrease in benefits that applies to all employees of the Company otherwise eligible to participate in the affected plan; or

(iii)	a relocation of an executive’s primary work location over 50 miles from the executive’s primary work location immediately before a Change of Control, without written consent.

Definition of Cause

The 2004 Stock Option Plan defines termination with cause as the termination of the executive’s employment because of:

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

RSUs

RSUs that have been granted to the named executive officers vest in full on the third anniversary of the grant date or, if earlier, upon a qualifying change of control, subject in all cases to the individual continuing to provide services to the Company as of such date. Upon termination of an executive’s employment for any reason, such executive’s RSUs shall immediately be forfeited and cancelled for no consideration as of the executive’s date of termination of employment and without any further action taken by any party. Upon vesting, the RSUs will either be settled in shares of IAS common stock corresponding to the number of RSUs underlying the grant or in cash based upon the then-current fair market value, at the discretion of the Company. A “change of control”, for purposes of the RSUs, is defined in substantially the same manner as the 2004 Stock Option Plan.

Summary of Payments Made Upon Termination or a Change of Control

The following tables describe (i) the potential payments and benefits under our compensation and benefit plans and arrangements to which Messrs. Whitmer, Mazzuca, Doyle, Lamb and Swilley would be entitled upon a termination of their employment under their employment agreements assuming a termination of employment and a change in control had each occurred on September 30, 2015 (the last business day of our last completed fiscal year).

	Involuntary termination without cause ($)	Involuntary termination for cause ($)	Resignation ($)	Resignation for good reason ($)	Retirement ($)	Death ($)	Disability ($)	Termination without cause or resignation for good reason upon a change in control ($)
W. Carl Whitmer
Cash severance	4,250,000	—	—	4,250,000	—	2,550,000	2,550,000	4,250,000
Health and welfare continuation	60,870	—	—	60,870	—	30,435	30,435	60,870
Equity Acceleration(1)	1,237,500	—	—	1,237,500	—	1,237,500	1,237,500	12,274,500
Philip J. Mazzuca
Cash severance	2,656,250	—	—	2,656,250	—	468,750	468,750	2,656,250
Health and welfare continuation	60,836	—	—	60,836	—	30,318	30,318	60,836
Equity Acceleration(1)	288,750	—	—	288,750	—	288,750	288,750	2,906,250
John M. Doyle
Cash severance	1,122,000	—	—	1,122,000	—	132,000	132,000	1,122,000
Health and welfare continuation	34,704	—	—	34,704	—	23,136	23,136	34,704
Equity Acceleration(1)	165,000	—	—	165,000	—	165,000	165,000	1,467,000
Edward H. Lamb
Cash severance	468,169	—	—	—	—	—	—	—
Health and welfare continuation	—	—	—	—	—	—	—	—
Equity Acceleration(1)	—	—	—	—	—	—	—	1,515,000

Bryanie W. Swilley
Cash severance	441,385	—	—	—	—	—	—	—
Health and welfare continuation	—	—	—	—	—	—	—	—
Equity Acceleration(1)	—	—	—	—	—	—	—	1,275,000

(1)	In the case of stock options, represents the difference between the exercise price of the in-the-money stock options vesting upon the occurrence of such events and the most recent determination of the fair market value of shares of IAS common stock made by the Board of Directors. In the case of restricted stock units, represents the most recent determination of the fair market value of shares of IAS common stock made by the Board of Directors vesting under such awards upon the occurrence of such events.

Director Compensation for Fiscal Year 2015

The following table and text discuss the compensation of persons who served as members of the Board of Directors during all or part of 2015, other than Mr. Whitmer whose compensation is discussed under “Executive Compensation” above and who was not separately compensated for board service.

Name	Fees earned or paid in cash ($)	RSU awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Jonathan J. Coslet	—	—	—	—	—
David Dupree	—	—	—	—	—
Thomas C. Geiser	50,000	—	—	—	50,000
Kirk E. Gorman	50,000	—	—	—	50,000
Greg Kranias(1)	—	—	—	—	—

Name	Fees earned or paid in cash ($)	RSU awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Todd B. Sisitsky	—	—	—	—	—
Paul S. Levy	—	—	—	—	—
Jeffrey C. Lightcap	—	—	—	—	—
Sharad Mansukani	162,500	—	—	—	162,500
David R. White	150,000	—	—	—	150,000

Name	Aggregate options held at fiscal year end	Aggregate RSU awards held at fiscal year end
Jonathan J. Coslet	—	—
David Dupree	—	—
Thomas C. Geiser	—	11,111
Kirk E. Gorman	2,146	11,275
Greg Kranias(1)	—	—
Todd B. Sisitsky	—	—
Paul S. Levy	—	—
Jeffrey C. Lightcap	—	—
Sharad Mansukani	2,146	24,222
David R. White	11,250	—

(1)	Mr. Kranias resigned from the Board of Directors in January 2015.

Effective July 1, 2014, the Company entered into compensation agreements with Mr. Gorman, Mr. Geiser and Dr. Mansukani. Under their compensation agreements, Mr. Geiser and Mr. Gorman each receive $50,000 in cash annually and have been granted RSUs. Effective as of his appointment as Lead Independent Director on June 1, 2015, Dr. Mansukani’s annual cash payment was increased from $100,000 to $250,000 for his services to the Board of Directors.

Mr. White received $150,000 in fiscal year 2015 for his continued services to the Company as Chairman. Our other directors, including Mr. Whitmer, receive no compensation for their services. We do, however, reimburse such directors for travel expenses and other out-of-pocket costs in connection with attendance at Board of Directors and committee meetings.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plans

The table below sets forth the following information as of September 30, 2015, regarding IAS’ equity compensation plans (including individual compensation arrangements) under which its equity securities are authorized for issuance, aggregated by (i) all compensation plans previously approved by IAS’ security holders and (ii) all compensation plans not previously approved by IAS’ security holders:

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

Plan Category	Number of Securities to be Issued Upon Vesting of RSUs (1)	Number of Securities to be Issued Upon Exercise of Outstanding Options (2)	Weighted-average Exercise Price of Outstanding Options	Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	1,100,998	990,502	$15.95	—
Equity compensation plans not approved by security holders	—	—	—	—
Total	1,100,998	990,502	$15.95	—

(1)	Regarding the 1,100,998 RSUs issued by the IAS board of directors, 1,054,390 are for the benefit of IASIS employees and 46,608 are for the benefit of certain board members. Of these RSUs, 159,454 were issued in connection with our Equity Transactions whereby holders of certain out-of-the-money options exchanged such options on a 5-for-1 basis for newly authorized RSUs. As of September 30, 2015, 197,900 RSUs remain available for future issuance.
(2)	Consists of 990,502 shares of common stock to be issued upon exercise of options issued under the IASIS 2004 Stock Option Plan, with exercise prices ranging from $13.50 to $33.05 per share.

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

The following table presents information as of December 21, 2015, regarding ownership of shares of IAS common stock by each person known to be a holder of over 5% of IAS common stock, the members of the IAS board of directors, each named executive officer in the summary compensation table and all current directors and executive officers as a group.

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

Unless otherwise indicated, the address of each person listed below is 117 Seaboard Lane, Building E, Franklin, Tennessee 37067.

Beneficial Owners	Common Shares Beneficially Owned (a)		Percentage of Common Shares Beneficially Owned
IASIS Investment (b)(c)	14,600,000		97.2%
W. Carl Whitmer	144,787		*
Phillip J. Mazzuca	17,500		*
John M. Doyle	43,984		*
Edward H. Lamb	10,000		*
Bryanie W. Swilley	25,515		*

Beneficial Owners	Common Shares Beneficially Owned (a)		Percentage of Common Shares Beneficially Owned
Jonathan J. Coslet (d)	—		—
David Dupree	—		—
Thomas C. Geiser	—		—
Kirk E. Gorman	7,278	(e)	*
Todd B. Sisitsky (d)	—		—
Paul S. Levy (f)	2,744,800		18.3%
Jeffrey C. Lightcap	—		—
Sharad Mansukani (g)	5,654	(e)	*
David R. White	170,076		1.1%
Current directors and executive officers as a group (17 persons)	3,216,094		21.4%

*	Less than 1%.
(a)	The following shares of common stock subject to options exercisable or exercisable within 60 days of December 21, 2015, include: Mr. Whitmer, 83,750; Mr. Mazzuca, 17,500; Mr. Doyle, 35,000; Mr. Lamb, 10,000; and Mr. Swilley, 23,000; and all current directors and executive officers as a group (17 persons) 231,292.
(b)	The membership interests of IASIS Investment are owned: the TPG Funds, 74.4%, JLL, 18.8%, and Trimaran, 6.8%.
(c)	The membership interests of IASIS Investment (the “TPG Membership Interests”) owned by the TPG Funds (as defined below) reflect an aggregate of: (i) 199,045 membership units of IASIS Investment beneficially owned by TPG IASIS III LLC, a Delaware limited liability company (“TPG IASIS III”), whose sole member is TPG Partners III, L.P., a Delaware limited partnership, whose general partner is TPG GenPar III, L.P., a Delaware limited partnership, whose general partner is TPG Advisors III, Inc., a Delaware corporation (“Advisors III”), (ii) 318,507 membership units of IASIS Investment beneficially owned by TPG IASIS IV LLC (“TPG IASIS IV”), whose sole member is TPG Partners IV, L.P., a Delaware limited partnership, whose general partner is TPG GenPar IV, L.P. (“TPG GenPar IV”), a Delaware limited partnership, whose general partner is TPG GenPar IV Advisors, LLC, a Delaware limited liability company, whose sole member is TPG Holdings I, L.P., a Delaware limited partnership, whose general partner is TPG Holdings I-A, LLC, a Delaware limited liability company, whose sole member is TPG Group Holdings (SBS), L.P., a Delaware limited partnership, whose general partner is TPG Group Holdings (SBS) Advisors, Inc., a Delaware corporation (“Group Advisors”), (iii) 193,201 membership units of IASIS Investment beneficially owned by TPG IASIS Co-Invest I LLC, a Delaware limited liability company (“TPG Co-Invest I”), whose managing member is TPG GenPar IV, and (iv) 32,398 membership units of IASIS Investment beneficially owned by TPG IASIS Co-Invest II LLC, a Delaware limited liability company (“TPG Co-Invest II” and, together with TPG IASIS III, TPG IASIS IV and TPG Co-Invest I, the “TPG Funds”), whose managing member is TPG GenPar IV. David Bonderman and James G. Coulter are officers and sole shareholders of each of Advisors III and Group Advisors and may therefore be deemed to be the beneficial owners of the TPG Membership Interests. Messrs. Bonderman and Coulter disclaim beneficial ownership of the TPG Membership Interests except to the extent of their pecuniary interest. The address of each of Advisors III, Group Advisors and Messrs. Bonderman and Coulter is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, TX 76102. The TPG Funds may designate four directors of IASIS (collectively, the “TPG Directors”), and each TPG Director shall have three votes.
(d)	Jonathan J. Coslet is a TPG Senior Partner and Todd B. Sisitsky is a TPG Partner. None of Messrs. Coslet or Sisitsky has voting or investment power over and each disclaims beneficial ownership of the TPG Membership Interests. The address Messrs. Coslet and Sisitsky is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.

(e)	Represents shares of restricted stock and options which are exercisable within 60 days of December 21, 2015, granted to Messrs. Gorman and Mansukani under Director Compensation and Restricted Stock Award Agreements.
(f)	Mr. Levy is a managing director of JLL, which, through his controlling interest in JLL, which owns 18.8% of IASIS Investment, may be deemed to beneficially own 18.1% of the shares of common stock owned by IASIS Investment. Mr. Levy may be deemed to beneficially own 18.3% of the shares of common stock owned by IASIS Investment.
(g)	Sharad Mansukani is a TPG senior advisor. Mr. Mansukani has no voting or investment power over and disclaims beneficial ownership of the TPG Membership Interests. The address of Mr. Mansukani is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.

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

IASIS Investment Limited Liability Company Operating Agreement

TPG is party to the limited liability company operating agreement of IASIS Investment with Trimaran and JLL. Investment funds affiliated with TPG, JLL and Trimaran hold approximately 74.4%, 18.8% and 6.8%, respectively, of the equity interests of IASIS Investment. TPG IASIS IV LLC is the managing member of IASIS Investment.

Because we do not have any securities listed on a national securities exchange or an automated inter-dealer quotation system, we are not subject to the independence requirements under SEC rules or any such listing standards and are not required to make an independence determination in connection therewith. Pursuant to the limited liability company operating agreement of IASIS Investment, JLL is entitled to nominate two directors to the IAS board of directors. TPG is entitled to nominate the remaining directors. Messrs. Levy and Lightcap serve on the IAS board of directors as designees of JLL. The remaining directors serve as designees of TPG. The right of JLL to nominate two directors is subject to its ownership percentage in IASIS Investment remaining at or above 9.4%. In the event JLL’s ownership percentage in IASIS Investment falls below 9.4%, but is at least 4.7%, JLL will have the right to nominate one director. If JLL’s ownership percentage falls below 4.7%, it will not have the right to nominate any directors. The agreement also places certain restrictions on the transfer of membership interests in IASIS Investment. JLL and Trimaran have the right to participate in certain dispositions by TPG and can be required to participate on the same terms in any sale by TPG in excess of a specified percentage of its collective interest.

We have no securities listed for trading on a national securities exchange or in an automated inter-dealer quotation system of a national securities association, which have requirements that a majority of directors be independent.

Investor Rights Agreement

IASIS Investment is the majority stockholder of IAS, which owns 100% of the common interests of IASIS. IASIS Investment is party to an investor rights agreement with IAS. Pursuant to this agreement, IASIS Investment can cause IAS to register its interests in IAS under the Securities Act and to maintain a shelf registration statement effective with respect to such interests. IASIS Investment also is entitled to participate on a pro rata basis in any registration of our equity interests under the Securities Act that IAS may undertake. The agreement also grants IASIS Investment preemptive rights over certain additional issuances of equity securities by IAS.

Management Services Agreement

We are party to a management services agreement with management companies affiliated with TPG and JLL. The management services agreement provides that in exchange for consulting and management advisory services, we will pay an aggregate monitoring fee of 0.25% of budgeted total revenue up to a maximum of $5.0 million per fiscal year to management companies affiliated with TPG and JLL and reimburse them for their reasonable disbursements and out-of-pocket expenses. This monitoring fee will be subordinated to the Senior Notes in the event of a bankruptcy of the Company. For each of the years ended September 30, 2015, 2014 and 2013, we paid $5.0 million in monitoring fees under the management services agreement.

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

Policy on Transactions with Related Persons

On an annual basis, each director, director nominee and executive officer is required to complete a Director and Officer’s Questionnaire that requires disclosure of any transaction or any currently proposed transaction entered into since the beginning of the prior fiscal year in which the director or executive officer has a direct or indirect material interest and in which the Company participates and the amount involved exceeds $120,000. However, pursuant to the Company’s corporate code of ethics, executive officers may not participate in, or benefit from, a related party transaction without the approval of our compliance officer. See “Item 10.—Directors, Executive Officers and Corporate Governance—Code of Ethics” for more detail.

During fiscal year 2015, except as set forth above, there were no transactions between our Company and a related person requiring disclosure under applicable securities laws.

Item 14.	Principal Accountant Fees and Services.

The following table sets forth the aggregate fees for services related to fiscal years 2015 and 2014 provided by Ernst & Young LLP, our principal accountants:

	Fiscal 2015	Fiscal 2014
Audit Fees (a)	$2,292,033	$1,749,704
Audit-Related Fees (b)	616,718	55,995
Tax Fees (c)	80,468	16,587
All Other Fees (d)	—	—

Total	$2,989,219	$1,822,286

(a)	Audit Fees represent fees billed for professional services rendered for the audit of our annual financial statements and review of our quarterly financial statements, and audit services provided in connection with other statutory or regulatory filings.
(b)	Audit-Related Fees represent fees billed for assurance services related to the audit of our financial statements, as well as certain due diligence projects.
(c)	Tax Fees represents fees for professional services for tax compliance, tax advice and tax planning.
(d)	All Other Fees represent fees for services provided to us not otherwise included in the categories above.

During fiscal 2015, we reviewed our existing practices regarding the use of our independent auditors to provide non-audit and consulting services, to ensure compliance with SEC requirements. Our audit committee pre-approval policy provides that our independent auditors may provide certain non-audit services which do not impair the auditors’ independence. In that regard, our audit committee must pre-approve all audit services provided to our Company, as well as all non-audit services provided by our Company’s independent auditors. This policy is administered by our senior corporate financial management, which reports throughout the year to our audit committee. Our audit committee pre-approved all audit and non-audit services provided by Ernst & Young LLP during fiscal years 2015 and 2014. Our audit committee concluded that the provision of audit-related services, tax services and other services by Ernst & Young LLP was compatible with the maintenance of the firm’s independence in the conduct of its auditing functions.

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

IASIS HEALTHCARE LLC

Date: December 21, 2015	By:	/s/ W. Carl Whitmer
W. Carl Whitmer
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David R. White	Chairman of the Board	December 21, 2015
David R. White

/s/ W. Carl Whitmer W. Carl Whitmer	Chief Executive Officer and President and Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC) (Principal Executive Officer)	December 21,2015

/s/ John M. Doyle John M. Doyle	Chief Financial Officer (Principal Financial and Accounting Officer)	December 21,2015

/s/ Jonathan J. Coslet Jonathan J. Coslet	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 21,2015

/s/ David Dupree David Dupree	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 21,2015

/s/ Thomas C. Geiser Thomas C. Geiser	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 21,2015

/s/ Kirk E. Gorman Kirk E. Gorman	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 21,2015

/s/ Todd B. Sisitsky Todd B. Sisitsky	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 21, 2015

/s/ Paul S. Levy Paul S. Levy	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 21,2015

/s/ Jeffrey C. Lightcap Jeffrey C. Lightcap	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 21,2015

/s/ Sharad Mansukani Sharad Mansukani	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 21,2015

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Formation of IASIS Healthcare LLC, as filed with the Secretary of State of the State of Delaware on May 11, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4, filed with the SEC on July 14, 2004) (Comm. File No. 333-117362).

3.2	Limited Liability Company Agreement of IASIS Healthcare LLC dated as of May 11, 2004 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4, filed with the SEC on July 14, 2004) (Comm. File No. 333-117362).

4.1	Indenture, dated as of May 3, 2011, among IASIS Healthcare LLC, IASIS Capital Corporation, the Guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 8.375% Senior Notes due 2019 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 6, 2011) (Comm. File No. 333-117362).

4.2	Registration Rights Agreement dated as of May 3, 2011 by and among IASIS Healthcare LLC, IASIS Capital Corporation, the Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., Citigroup Global Markets Inc., Goldman, Sachs & Co., J.P. Morgan Securities LLC, Deutsche Bank Securities Inc. and SunTrust Robinson Humphrey, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 6, 2011) (Comm. File No. 333-117362).

4.3	Investor Rights Agreement, dated as of June 22, 2004, by and between IASIS Investment LLC and IASIS Healthcare Corporation (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-4, filed with the SEC on July 14, 2004) (Comm. File No. 333-117362).

10.1	Management Services Agreement dated as of June 22, 2004 by and among IASIS Healthcare LLC, Trimaran Fund II, L.L.C., Trimaran Parallel Fund II, L.P., Trimaran Capital L.L.C., CIBC Employee Private Equity Partners (Trimaran), CIBC MB Inc., JLL Partners Inc., TPG IASIS IV LLC, TPG IASIS III LLC, TPG IASIS Co-Invest I LLC and TPG IASIS Co-Invest II LLC (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-4, filed with the SEC on July 14, 2004) (Comm. File No. 333-117362).

10.2	Restatement Agreement, dated as of May 3, 2011, among IASIS Healthcare LLC, IASIS Healthcare Corporation, the lenders party thereto and Bank of America, N.A., as administrative agent and attached thereto as Exhibit A, the Amended and Restated Credit Agreement, dated as of May 3, 2011, among IASIS Healthcare LLC, IASIS Healthcare Corporation, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer and each lender from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 6, 2011) (Comm. File No. 333-117362).

10.3	Amendment No. 1, dated as of February 20, 2013, to the Amended and Restated Credit Agreement, dated as of May 3, 2011, among IASIS Healthcare LLC, IASIS Healthcare Corporation, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer and each lender from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 25, 2013) (Comm. File No. 333-117362).

10.4	Amendment No. 2, dated as of September 12, 2014, to the Amended and Restated Credit Agreement, dated as of May 3, 2011, among IASIS Healthcare LLC, IASIS Healthcare Corporation, Bank of America, N.A., as administrative agent, collateral agent, L/C issuer and swing line lender from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 17, 2014) (Comm. File No. 333-117362).

10.5	Contract No. YH14-0001-07 between the Arizona Healthcare Cost Containment System (AHCCCS) and Health Choice Arizona, Inc., effective October 1, 2013 (referred to by the State of Arizona as “Amendment No. 1” and in this Exhibit Index as the “AHCCCS Contract”) (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K, filed with the SEC on December 20, 2013) (Comm. File No. 333-117362).

Exhibit No.	Description

10.6	Amendment No. 1 to the AHCCCS Contract, effective October 1, 2013 (referred to by the state of Arizona as “Amendment No. 2” and in this Exhibit Index as “Amendment No. 1”) (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K, filed with the SEC on December 20, 2013) (Comm. File No. 333-117362).

10.7	Amendment No. 2 to the AHCCCS Contract, effective January 1, 2014 (referred to by the state of Arizona as “Amendment No. 3” and in the Exhibit Index as “Amendment No. 2”) (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K, filed with the SEC on December 20, 2013) (Comm. File No. 333-117362).

10.8

Amendment No. 7 to AHCCCS Contract (reflecting cumulatively amendment Nos. 2 through 6), effective October 1, 2014 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K/A, filed with the

SEC on May 15, 2015) (Comm. File No. 333-117362).

10.9	Amendment No. 8 to AHCCS Contract, effective March 1, 2015.

10.10	Amendment No. 9 to AHCCS Contract, effective April 1, 2015.

10.11	Amendment No. 10 to AHCCS Contract, effective April 13, 2015.

10.12	Amendment No. 11 to AHCCS Contract, effective October 1, 2015.

10.13	Purchase and Sale Agreement by and among Mountain Vista Medical Center, LP, IASIS Glenwood Regional Medical Center, LP and the Medical Center of Southeast Texas, LP, collectively, as Sellers, and MPT of Mesa, LLC, MPT of Port Arthur, LLC and MPT of West Monroe, LLC, collectively, as Purchasers, dated as of August 8, 2013 (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K, filed with the SEC on December 20, 2013) (Comm. File No. 333-117362).

10.14	Contract No. ADHS15-085892, as amended by Amendment No. 1, by and between Health Choice Integrated Care and the Arizona Department of Health Services, Behavioral Health Services Administration, effective October 1, 2015.

10.15*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-4, filed with the SEC on September 29, 2004) (Comm. File No. 333-117362).

10.16*	Employment Agreement, dated as of September 30, 2010, by and between IASIS Healthcare Corporation and W. Carl Whitmer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 6, 2010) (Comm. File No. 333-117362).

10.17*	Employment Agreement, dated September 30, 2010, by and between IASIS Healthcare Corporation and John M. Doyle (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 6, 2010) (Comm. File No. 333-117362).

10.18*	Employment Agreement, dated October 11, 2010, by and between IASIS Healthcare Corporation and Phillip J. Mazzuca (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 15, 2010) (Comm. File No. 333-117362).

10.19*	Employment Agreement, dated August 9, 2011, by and between IASIS Management Company and Ed Lamb (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed with the SEC on December 21, 2012) (Comm. File No. 333-117362).

10.20*	Employment Agreement, dated as of December 19, 2011, by and between IASIS Healthcare Corporation and Frank A. Coyle (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K, filed with the SEC on December 21, 2011) (Comm. File No. 333-117362).

10.21*	Employment Agreement, dated as of April 23, 2013, by and between Bryanie Swilley and IASIS Management Company (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed with the SEC on December 20, 2013) (Comm. File No. 333-117362).

Exhibit No.	Description

10.22*	Form of Roll-over Option Letter Agreement (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-4, filed with the SEC on July 14, 2004) (Comm. File No. 333-117362).

10.23*	Amended and Restated IASIS Healthcare Corporation 2004 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on October 15, 2010) (Comm. File No. 333-117362).

10.24*	Form of Management Stockholders Agreement between IASIS Healthcare Corporation and W. Carl Whitmer (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-4, filed with the SEC on July 14, 2004) (Comm. File No. 333-117362).

10.25*	Form of Management Stockholders Agreement under IASIS Healthcare Corporation 2004 Stock Option Plan (incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-4, filed with the SEC on July 14, 2004) (Comm. File No. 333-117362).

10.26*	Form of Stock Option Grant Agreement under IASIS Healthcare Corporation 2004 Stock Option Plan (incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-4, filed with the SEC on July 14, 2004) (Comm. File No. 333-117362).

10.27*	Stock Option Grant Agreement, dated October 11, 2010, by and between IASIS Healthcare Corporation and W. Carl Whitmer (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on October 15, 2010) (Comm. File No. 333-117362).

10.28*	Stock Option Grant Agreement, dated October 11, 2010, by and between IASIS Healthcare Corporation and John M. Doyle (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on October 15, 2010) (Comm. File No. 333-117362).

10.29*	Stock Option Grant Agreement, dated October 11, 2010, by and between IASIS Healthcare Corporation and Phillip J. Mazzuca (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 15, 2010) (Comm. File No. 333-117362).

10.30*	Form of Restricted Stock Unit Grant Agreement under Amended and Restated IASIS Healthcare Corporation 2004 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 6, 2014) (Comm. File No. 333-117362).

10.31*	Form of Stock Option Grant Agreement under Amended and Restated IASIS Healthcare Corporation 2004 Stock Option Plan — Vesting upon Change in Control (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 6, 2014) (Comm. File No. 333-117362).

10.32*	Form of Stock Option Grant Agreement under Amended and Restated IASIS Healthcare Corporation 2004 Stock Option Plan — Vesting upon Termination Without Cause Following Change in Control (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on May 6, 2014) (Comm. File No. 333-117362).

10.33*	Independent Director Compensation Agreement, dated July 1, 2014, between IASIS Healthcare Corporation and Thomas C. Geiser (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K/A, filed with the SEC on May 15, 2015) (Comm. File No. 333-117362).

10.34*	Independent Director Compensation Agreement, dated July 1, 2014, between IASIS Healthcare Corporation and Kirk Gorman (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K/A, filed with the SEC on May 15, 2015) (Comm. File No. 333-117362).

10.35*	Independent Director Compensation Agreement, dated July 1, 2014, between IASIS Healthcare Corporation and Sharad Mansukani (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K/A, filed with the SEC on May 15, 2015) (Comm. File No. 333-117362).

Exhibit No.	Description

10.36*	Form of Management Stockholders Agreement for Rollover Options (incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-4, filed with the SEC on July 14, 2004) (Comm. File No. 333-117362).

10.37*	IASIS Corporate Incentive Plan (incorporated by reference to Exhibit 10.33 to Amendment No. 1 to the Company’s Registration Statement on Form S-4, filed with the SEC on September 29, 2004) (Comm. File No. 333-117362).

10.38*	IASIS Market Executive Incentive Program (incorporated by reference to Exhibit 10.34 to Amendment No. 1 to the Company’s Registration Statement on Form S-4, filed with the SEC on September 29, 2004) (Comm. File No. 333-117362).

10.39*	Director Compensation and Restricted Share Award Agreement, dated as of February 14, 2005, between IASIS Healthcare Corporation and Kirk Gorman (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2005) (Comm. File No. 333-117362).

10.40*	Director Compensation and Restricted Share Award Agreement, dated as of April 14, 2005, between IASIS Healthcare Corporation and Sharad Mansukani (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 20, 2005) (Comm. File No. 333-117362).

10.41*	IASIS Healthcare LLC Non-Qualified Executive Savings Plan (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K, filed with the SEC on December 20, 2006) (Comm. File No. 333-117362).

10.42*	Mutual Separation Agreement, dated as of February 10, 2015, between IASIS Healthcare LLC and Frank A. Coyle.

14	Code of Ethics (incorporated by reference to Exhibit 14 to IASIS Healthcare Corporation’s Annual Report on Form 10-K, filed with the SEC on December 24, 2003) (Comm. File No. 333-94521).

21	Subsidiaries of IASIS Healthcare Corporation.

31.1	Certification of Principal Executive Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101**	The following financial information from our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets at September 30, 2015 and 2014, (ii) the consolidated statements of operations for the years ended September 30, 2015, 2014 and 2013, (iii) the consolidation statements of comprehensive income (loss) for the years ended September 30, 2015, 2014 and 2013, (iv) the consolidated statements of equity for the years ended September 30, 2015, 2014 and 2013, (v) the consolidated statements of cash flows for the years ended September 30, 2015, 2014 and 2013, and (vi) the notes to the consolidated financial statements.

*	Management contract or compensatory plan or arrangement.
†	Portions of this exhibit have been omitted and filed separately with the Commission pursuant to a grant of confidential treatment pursuant to Rule 24(b)-2 promulgated under the Securities Exchange Act of 1934, as amended.
**	The XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.