Form 10-Q
period 2015-12-31
IASIS Healthcare LLC
filed 2016-02-16
CIK 1294632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of February 16, 2016, 100% of the registrant’s common interests outstanding (all of which are privately owned and are not traded on any public market) were owned by IASIS Healthcare Corporation, its sole member.

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	December 31, 2015	September 30, 2015
	(unaudited)
ASSETS

Cash and cash equivalents	$316,612	$378,513
Accounts receivable, net	340,160	317,729
Inventories	63,652	62,593
Deferred income taxes	—	2,645
Prepaid expenses and other current assets	170,597	200,555

Total current assets	891,021	962,035

Property and equipment, net	930,992	894,766
Goodwill	821,339	821,339
Other intangible assets, net	19,054	19,896
Other assets, net	54,848	55,596

Total assets	$2,717,254	$2,753,632

LIABILITIES AND EQUITY
Accounts payable	$128,521	$131,152
Salaries and benefits payable	58,983	80,833
Accrued interest payable	9,497	26,896
Medical claims payable	125,856	104,296
Other accrued expenses and current liabilities	84,614	98,324
Current portion of long-term debt, capital leases and other long-term obligations	18,202	11,816

Total current liabilities	425,673	453,317

Long-term debt, capital leases and other long-term obligations	1,854,581	1,842,714
Deferred income taxes	110,211	118,477
Other long-term liabilities	93,495	95,553

Non-controlling interests with redemption rights	114,062	114,922

Member’s equity	107,035	117,847
Non-controlling interests	12,197	10,802

Total equity	119,232	128,649

Total liabilities and equity	$2,717,254	$2,753,632

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands)

	Quarter Ended December 31,
	2015	2014
Revenues
Acute care revenue before provision for bad debts	$581,401	$553,916
Less: Provision for bad debts	(91,815)	(89,352)

Acute care revenue	489,586	464,564
Premium, service and other revenue	313,262	204,974

Total revenue	802,848	669,538

Costs and expenses
Salaries and benefits (includes stock-based compensation of $1,607 and $1,865, respectively)	244,858	230,931
Supplies	84,851	80,051
Medical claims	266,707	175,972
Rentals and leases	21,332	18,709
Other operating expenses	129,750	113,221
Medicare and Medicaid EHR incentives	(442)	(3,415)
Interest expense, net	32,610	32,363
Depreciation and amortization	26,193	22,631
Management fees	1,250	1,250

Total costs and expenses	807,109	671,713

Loss from continuing operations before gain (loss) on disposal of assets and income taxes	(4,261)	(2,175)
Gain (loss) on disposal of assets, net	488	(848)

Loss from continuing operations before income taxes	(3,773)	(3,023)

Income tax benefit	(492)	(2,654)

Net loss from continuing operations	(3,281)	(369)

Loss from discontinued operations, net of income taxes	(4,053)	(1,500)

Net loss	(7,334)	(1,869)

Net earnings attributable to non-controlling interests	(2,801)	(2,287)

Net loss attributable to IASIS Healthcare LLC	$(10,135)	$(4,156)

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(In Thousands)

	Quarter Ended December 31,
	2015	2014

Net loss	$(7,334)	$(1,869)
Other comprehensive income
Change in fair value of highly effective interest rate hedges	489	407

Other comprehensive income before income taxes	489	407
Change in income tax expense	(178)	(148)

Other comprehensive income, net of income taxes	311	259

Comprehensive loss	(7,023)	(1,610)
Net earnings attributable to non-controlling interests	(2,801)	(2,287)

Comprehensive loss attributable to IASIS Healthcare LLC	$(9,824)	$(3,897)

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

(In Thousands)

	Non-controlling Interests with Redemption Rights	Member’s Equity	Non- controlling Interests	Total Equity

Balance at September 30, 2015	$114,922	$117,847	$10,802	$128,649
Net earnings (loss)	1,406	(10,135)	1,395	(8,740)
Distributions to non-controlling interests	(3,283)	—	—	—
Repurchase of non-controlling interests	(860)	—	—	—
Stock-based compensation	—	1,607	—	1,607
Other comprehensive income	—	311	—	311
Other	(719)	1	—	1
Adjustment to redemption value of non-controlling interests with redemption rights	2,596	(2,596)	—	(2,596)

Balance at December 31, 2015	$114,062	$107,035	$12,197	$119,232

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	Quarter Ended December 31,
	2015	2014
Cash flows from operating activities
Net loss	$(7,334)	$(1,869)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,193	22,631
Amortization of loan costs	1,971	1,971
Amortization of deferred gain on sale-leaseback transaction	(624)	(624)
Change in physician minimum revenue guarantees	949	827
Stock-based compensation	1,607	1,865
Deferred income taxes	(3,088)	9,721
Loss (gain) on disposal of assets, net	(488)	848
Loss from discontinued operations, net	4,053	1,500
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	(22,431)	(11,810)
Inventories, prepaid expenses and other current assets	27,469	4,655
Accounts payable, other accrued expenses and other accrued liabilities	(35,644)	(40,958)

Net cash used in operating activities—continuing operations	(7,367)	(11,243)
Net cash provided by (used in) operating activities—discontinued operations	329	(234)

Net cash used in operating activities	(7,038)	(11,477)

Cash flows from investing activities
Purchases of property and equipment	(35,844)	(23,410)
Cash paid for acquisitions, net	(8,180)	(3,900)
Proceeds from sale of assets	157	265
Change in other assets, net	(1,082)	(2,100)

Net cash used in investing activities—continuing operations	(44,949)	(29,145)
Net cash used in investing activities—discontinued operations	—	(340)

Net cash used in investing activities	(44,949)	(29,485)

Cash flows from financing activities
Payment of long-term debt, capital leases and other long-term obligations	(5,526)	(3,560)
Payment of debt financing costs	(245)	—
Distributions to non-controlling interests	(3,283)	(1,853)
Cash received for the sale of non-controlling interests	—	39
Cash paid for the repurchase of non-controlling interests	(860)	—

Net cash used in financing activities—continuing operations	(9,914)	(5,374)
Net cash used in financing activities—discontinued operations	—	(6)

Net cash used in financing activities	(9,914)	(5,380)

Change in cash and cash equivalents	(61,901)	(46,342)
Cash and cash equivalents at beginning of period	378,513	341,180

Cash and cash equivalents at end of period	$316,612	$294,838

Supplemental disclosure of cash flow information:
Cash paid for interest	$48,038	$50,116

Cash received from income taxes, net	$11,488	$162

Supplemental disclosure of non-cash information:
Financing obligation related to integrated clinical and revenue cycle system conversion	$23,409	$—

See accompanying notes.

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

The unaudited condensed consolidated financial statements as of and for the quarters ended December 31, 2015 and 2014, reflect the financial position, results of operations and cash flows of IASIS Healthcare LLC (“IASIS” or the “Company”). The Company’s sole member and parent company is IASIS Healthcare Corporation (“Holdings” or “IAS”).

IASIS provides high quality affordable healthcare services primarily in higher growth urban and suburban markets. At December 31, 2015, we owned or leased 17 acute care hospital facilities and one behavioral health hospital facility with a total of 3,661 licensed beds, several outpatient service facilities and 141 physician clinics.

IASIS’ continuing operations are in various regions including:

•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	six cities in Texas, including Houston and San Antonio; and

•	West Monroe, Louisiana.

The Company also owns and operates a provider-owned, managed care organization and insurer that manages healthcare services for more than 628,000 members through Health Choice Arizona, Inc. and related entities (“Health Choice” or the “Plan”), which includes multiple health plans, accountable care networks and managed care solutions. The Plan is headquartered in Phoenix, Arizona, with offices in Tampa, Florida and Salt Lake City, Utah.

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated balance sheet of the Company at September 30, 2015, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 22, 2015.

All information related to the quarter ended December 31, 2014, has been derived from the condensed consolidated financial statements and notes thereto included in the Company’s Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2014, which was filed with the SEC on May 15, 2015.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year or any other future periods.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the consolidated financial position and consolidated results of operations of the Company and its affiliates, which are controlled by the Company through the Company’s direct or indirect ownership of a majority interest and rights granted to the Company through certain variable interests. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying unaudited condensed consolidated financial statements and notes. Actual results could differ from those estimates.

General and Administrative

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company include the IASIS corporate office costs (excluding stock-based compensation costs), which were $11.0 million and $15.3 million for the quarters ended December 31, 2015 and 2014, respectively.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains its cash and cash equivalent balances primarily with high credit quality financial institutions. The Company manages its credit exposure by placing its investments in U.S. Treasury securities or other high quality securities, and by periodically evaluating the relative credit standing of the financial institution.

As discussed in Note 3, cash generated from certain asset dispositions may be subject to prepayment requirements under our senior credit agreement and indenture.

As of December 31, 2015, the Company has restricted the use of $87.4 million of cash primarily for the purpose of providing collateral for certain letters of credit and meeting certain risk-based capital requirements in the Company’s managed care operations.

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

The carrying value and fair value of the Company’s senior secured term loan facility and its 8.375% senior notes due 2019 (the “Senior Notes”) as of December 31, 2015 and September 30, 2015, were as follows (in thousands):

	Carrying Amount		Fair Value
	December 31, 2015	September 30, 2015	December 31, 2015	September 30, 2015
Senior secured term loan facility	$975,142	$977,477	$959,756	$980,592
Senior Notes	847,339	847,147	781,381	875,397

The estimated fair value of the Company’s senior secured term loan facility and its Senior Notes were based upon quoted market prices at that date and are categorized as Level 2 within the fair value hierarchy.

Discontinued Operations

In accordance with the provisions of ASC 360, Property, Plant and Equipment (“ASC 360”), the Company has presented the operating results, financial position and cash flows of its previously disposed facilities as discontinued operations, net of income taxes, in the accompanying unaudited condensed consolidated financial statements. Additionally, the Company includes in discontinued operations facilities that are part of an approved and committed plan to sell or dispose.

The following table provides the components of discontinued operations (in thousands):

	Quarter Ended December 31,
	2015	2014
Acute care revenue less provision for bad debts	$(340)	$23,172

Loss before income taxes	(6,252)	(2,157)
Income tax benefit from discontinued operations	2,199	657

Loss from discontinued operations, net of income taxes	$(4,053)	$(1,500)

Effective January 23, 2015, the Company completed the sale of its Nevada operations. The aggregate proceeds from the sale were $36.1 million (net of final working capital settlement), which resulted in a loss on the sale of assets totaling $14.4 million. Of this loss, $0.4 million and $7.5 million was recognized in the years ended September 30, 2015 and 2014, respectively. During the quarter ended December 31, 2015, the Company recognized an additional $6.5 million loss related to the settlement of net working capital. The loss is included in discontinued operations in the accompanying unaudited condensed consolidated statement of operations.

Recent Accounting Pronouncements

Newly Adopted

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment—Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. Among other provisions and in addition to expanded disclosures, ASU No. 2014-08 changes the definition of what components of an entity qualify for discontinued operations treatment and reporting from a reportable segment, operating segment, reporting unit, subsidiary or asset group to only those components of an entity that represent a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. Additionally, ASU No. 2014-08 requires disclosure about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements, including the pretax profit or loss attributable to the component of an entity for the period in which it is disposed of or is classified as held for sale. The disclosure of this information is required for all of the same periods that are presented in the entity’s results of operations for the period. The provisions of ASU No. 2014-08 are effective prospectively for all disposals or classifications as held for sale of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. The Company’s adoption of this authoritative guidance effective October 1, 2015, did not impact the its unaudited condensed consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes”. Under ASU No. 2015-17, organizations that present a classified balance sheet are required to classify all deferred taxes as noncurrent assets or noncurrent liabilities. The provisions of ASU No. 2015-17 are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The Company has adopted ASU No. 2015-17, and accordingly, all deferred taxes are classified as noncurrent liabilities in the Company’s accompanying unaudited condensed consolidated balance sheet at December 31, 2015.

Recently Issued

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which outlines a single comprehensive model for recognizing revenue and supersedes most existing revenue recognition guidance, including guidance specific to the healthcare industry. In addition, ASU No. 2014-09 will require new and enhanced disclosures. Companies can adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. ASU No. 2014-09 was originally scheduled to become effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early adoption was not permitted. In July 2015, the FASB decided that a deferral was necessary to provide companies adequate time to effectively implement the new standard. The FASB deferred the effective date by one year, but will permit entities to adopt one year earlier if they so choose. The Company is currently evaluating the effect of the new revenue recognition guidance.

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

	Quarter Ended December 31,
	2015	2014
Medicare	18.0%	19.0%
Managed Medicare	10.1%	9.8%
Medicaid and managed Medicaid	12.6%	13.3%
Managed care and other	44.6%	42.3%
Self-pay	14.7%	15.6%

Total	100.0%	100.0%

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

At December 31, 2015 and September 30, 2015, the Company’s net self-pay receivables, including amounts due from uninsured patients and co-payment and deductible amounts due from insured patients, were $276.6 million and $276.7 million, respectively. At December 31, 2015 and September 30, 2015, the Company’s allowance for doubtful accounts was $211.3 million and $210.1 million, respectively.

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

Health Choice also provides coverage as a Medicare Advantage Prescription Drug (“MAPD”) Special Needs Plan (“SNP”) provider pursuant to a contract with the Centers for Medicare and Medicaid Services (“CMS”). The SNP allows Health Choice to offer Medicare and Part D drug benefit coverage for new and existing dual-eligible members (i.e. those that are eligible for Medicare and Medicaid). The contract with CMS includes successive one-year renewal options at the discretion of CMS and is terminable without cause on 90 days’ written notice or for cause upon written notice if the Company fails to comply with any term or condition of the contract or fails to take corrective action as required to comply with the terms of the contract. Health Choice has received notification that CMS has exercised its option to extend its contract through December 31, 2016.

In Arizona and surrounding states, the Plan subcontracts with hospitals, physicians and other medical providers to provide services to its Medicaid and Medicare enrollees in Apache, Coconino, Gila, Maricopa, Mohave, Navajo, Pima and Pinal counties, regardless of the actual costs incurred to provide these services.

Effective October 1, 2015, Health Choice’s joint venture, Health Choice Integrated Care LLC (“HCIC”) entered into a contract with the Arizona Department of Health Services (“ADHS”) to operate an integrated acute and behavioral health plan in Northern Arizona. The contract has an initial term of three years and includes two additional two-year renewal options that can be exercised at the discretion of ADHS. The contract is terminable by ADHS following HCIC’s failure to carry out a material contract term, condition or obligation. As of December 31, 2015, HCIC provided standalone behavioral health benefits for 220,900 plan members in Northern Arizona, and acute and behavioral care on an integrated basis for 5,600 members who are seriously mentally ill.

The Plan’s contracts require the arrangement of healthcare services for enrolled patients in exchange for fixed monthly premiums, based upon negotiated per capita member rates. Capitation payments received by Health Choice are recognized as revenue in the month that members are entitled to healthcare services. Premium revenue includes adjustments to revenue related to the program settlement process for the Arizona managed Medicaid plan under the related state contract. This program settlement process reconciles estimated amounts due to or from the state based on the actual premium revenue and medical costs and contractually mandated limits on profits and losses. Although estimates of future program settlement amounts are recorded in current periods, the program settlement process typically occurs 18 months post-plan year, when actual (rather than projected) claims and member eligibility data become available and a net settlement amount is either due to or from the state. Adjustments to the estimates of future program settlement amounts are recorded as a component of premium revenue.

On March 10, 2014, Health Choice entered into a contract with a large national insurer to serve as a management services organization (“MSO”) to Medicaid enrollees in two separate geographic areas in the state of Florida. Under this contract, which covered 91,100 Medicaid enrollees as of December 31, 2015, Health Choice receives an administrative fee based upon the number of members served. The contract has an initial term of five years, with annual renewal options thereafter and provisions that also provide each party with termination options.

The sources of Health Choice’s premium, service and other revenue by major product line are summarized as follows:

	Quarter Ended December 31,
	2015	2014
Medicaid and Exchange plans	86.5%	82.0%
MAPD SNP	9.9	14.1
Service and other	3.6	3.9

Total	100.0%	100.0%

3. LONG-TERM DEBT, CAPITAL LEASES AND OTHER LONG-TERM OBLIGATIONS

Long-term debt, capital leases and other long-term obligations consists of the following (in thousands):

	December 31, 2015	September 30, 2015
Senior secured term loan facility	$975,142	$977,477
Senior Notes	847,339	847,147
Capital leases and other long-term obligations	50,302	29,906

	1,872,783	1,854,530
Less current maturities	18,202	11,816

	$1,854,581	$1,842,714

As of December 31, 2015 and September 30, 2015, the senior secured term loan facility balance reflects an original issue discount (“OID”) of $1.7 million and $1.9 million, respectively, which is net of accumulated amortization of $3.4 million and $3.2 million, respectively. The Senior Notes balance reflects an OID of $2.6 million and $2.7 million, respectively, which is net of accumulated amortization of $3.5 million and $3.4 million, respectively.

As of December 31, 2015 and September 30, 2015, capital leases and other long-term obligations includes financing obligations totaling $21.4 million and $21.7 million, respectively, resulting from the Company’s sale-leaseback transactions. Additionally, as of December 31, 2015, capital leases and other long-term obligations includes a financing obligation totaling $21.0 million related to the Company’s current conversion to a new integrated clinical and revenue cycle system.

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

8.375% Senior Notes due 2019

The Company, together with its wholly owned subsidiary IASIS Capital Corporation (together, the “Issuers”), issued $850.0 million aggregate principal amount of Senior Notes, which mature on May 15, 2019, pursuant to an indenture, dated as of May 3, 2011 (the “Indenture”), among the Issuers and certain of the Issuers’ wholly owned domestic subsidiaries that guarantee the Senior Secured Credit Facilities (the “Notes Guarantors”). The Indenture provides that the Senior Notes are general unsecured, senior obligations of the Issuers, and initially will be unconditionally guaranteed on a senior unsecured basis by certain of the Company’s subsidiaries.

At December 31, 2015, the outstanding principal balance of the Senior Notes was $849.9 million. The Senior Notes bear interest at a rate of 8.375% per annum, payable semi-annually, in cash in arrears, on May 15 and November 15 of each year.

The Issuers may redeem the Senior Notes, in whole or in part, at any time, at a price equal to 104.188% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest and special interest, if any, to but excluding the redemption date. Each subsequent year the redemption price declines 2.093 percentage points until 2017, at which point and thereafter the redemption price is equal to 100% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest and special interest, if any, to but excluding the redemption date.

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

4. GOODWILL

The following table presents the changes in the carrying amount of goodwill (in thousands):

	Acute Care	Health Choice	Total
Balance at September 30, 2015	$815,582	$5,757	$821,339
Adjustments	—	—	—

Balance at December 31, 2015	$815,582	$5,757	$821,339

5. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of income taxes, are as follows (in thousands):

	December 31, 2015	September 30, 2015
Fair value of interest rate hedges	$(1,481)	$(1,970)
Income tax benefit	670	848

Accumulated other comprehensive loss	$(811)	$(1,122)

6. INCOME TAXES

For the quarter ended December 31, 2015, the Company recorded an income tax benefit of $0.5 million, resulting in an effective tax rate of 13.0%, compared to an income tax benefit of $2.7 million, for an effective tax rate of 87.8% in the prior year quarter. The change in the effective tax rate was primarily attributable to the increase in the nondeductible health insurer fee, as well as an increase in state tax expense, including valuation allowances recorded against certain state tax benefits.

7. COMMITMENTS AND CONTINGENCIES

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

Professional, General and Workers’ Compensation Liability Risks

The Company is subject to claims and legal actions incidental to the Company’s business, including claims relating to patient treatment and personal injuries. To cover these types of claims and actions, the Company maintains professional and general liability insurance in excess of self-insured retentions through a commercial insurance carrier in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is currently not a party to any such proceedings that, in the Company’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company expenses an estimate of the costs it expects to incur under the self-insured retention exposure for professional and general liability claims using historical claims data, demographic factors, severity factors, current incident logs and other actuarial analysis. At December 31, 2015 and September 30, 2015, the Company’s professional and general liability accrual for asserted and unasserted claims totaled $49.7 million and $52.7 million, respectively, with the current portion totaling $15.0 million during both periods.

The Company is subject to claims and legal actions in the ordinary course of business relative to workers’ compensation matters. To cover these types of claims, the Company maintains workers’ compensation insurance coverage with a self-insured retention. The Company accrues the costs of workers’ compensation claims based upon estimates derived from its claims experience.

Health Choice

Health Choice has entered into capitated contracts whereby the Plan provides healthcare services in exchange for fixed periodic and supplemental payments from AHCCCS and CMS. These services are provided regardless of the actual costs incurred to provide these services. The Plan receives reinsurance and other supplemental payments from AHCCCS to cover certain costs of healthcare services that exceed certain thresholds. The Company believes the capitated payments, together with reinsurance and other supplemental payments are sufficient to pay for the services Health Choice is obligated to deliver. As of December 31, 2015, the Company has provided performance guaranties in the form of a letter of credit totaling $57.5 million for the benefit of AHCCCS and a demand note totaling $12.0 million for the benefit of CMS to support its obligations under the Health Choice contracts to provide and pay for the related healthcare services. The amount of these performance guaranties are generally based in part upon the membership in the Plan and the related capitation revenue paid to Health Choice.

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

Other

On January 14, 2016, CMS entered into a Systems Improvement Agreement (“SIA”) with the Company’s Houston hospital, St. Joseph Medical Center (“SJMC”). CMS has agreed to stay the scheduled termination of SJMC’s Medicare Provider Agreement during the pendency of the SIA, an action which resulted from surveys of the hospital that identified alleged failures to comply with certain Medicare program conditions of participation. The SIA requires SJMC to retain an independent consultant to conduct a comprehensive review, including analysis of the hospital’s current operations, and develop a remediation plan. The SIA is scheduled to expire 18 months after its effective date, after an on-site survey by CMS, provided that SJMC demonstrates compliance with the Medicare conditions of participation for hospitals.

8. SEGMENT INFORMATION

The Company’s reportable operating segments consist of (1) acute care hospitals and related healthcare businesses, collectively and (2) Health Choice. The following is a financial summary by business segment for the periods indicated (in thousands):

	For the Quarter Ended December 31, 2015
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue before provision for bad debts	$581,401	$—	$—	$581,401
Less: Provision for bad debts	(91,815)	—	—	(91,815)

Acute care revenue	489,586	—	—	489,586
Premium, service and other revenue	—	313,262	—	313,262
Revenue between segments	3,959	—	(3,959)	—

Total revenue	493,545	313,262	(3,959)	802,848

Salaries and benefits (excludes stock-based compensation)	226,348	16,903	—	243,251
Supplies	84,473	378	—	84,851
Medical claims	—	270,666	(3,959)	266,707
Rentals and leases	20,374	958	—	21,332
Other operating expenses	112,179	17,571	—	129,750
Medicare and Medicaid EHR incentives	(442)	—	—	(442)

Adjusted EBITDA(1)	50,613	6,786	—	57,399

Interest expense, net	32,610	—	—	32,610
Depreciation and amortization	25,029	1,164	—	26,193
Stock-based compensation	1,607	—	—	1,607
Management fees	1,250	—	—	1,250

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(9,883)	5,622	—	(4,261)
Gain on disposal of assets, net	488	—	—	488

Earnings (loss) from continuing operations before income taxes	$(9,395)	$5,622	$—	$(3,773)

Segment assets	$2,291,593	$425,661		$2,717,254

Capital expenditures	$35,802	$42		$35,844

Goodwill	$815,582	$5,757		$821,339

	For the Quarter Ended December 31, 2014
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue before provision for bad debts	$553,916	$—	$—	$553,916
Less: Provision for bad debts	(89,352)	—	—	(89,352)

Acute care revenue	464,564	—	—	464,564
Premium, service and other revenue	—	204,974	—	204,974
Revenue between segments	3,942	—	(3,942)	—

Total revenue	468,506	204,974	(3,942)	669,538

Salaries and benefits (excludes stock-based compensation)	216,409	12,657	—	229,066
Supplies	79,896	155	—	80,051
Medical claims	—	179,914	(3,942)	175,972
Rentals and leases	17,966	743	—	18,709
Other operating expenses	100,258	12,963	—	113,221
Medicare and Medicaid EHR incentives	(3,415)	—	—	(3,415)

Adjusted EBITDA(1)	57,392	(1,458)	—	55,934

Interest expense, net	32,363	—	—	32,363
Depreciation and amortization	21,603	1,028	—	22,631
Stock-based compensation	1,865	—	—	1,865
Management fees	1,250	—	—	1,250

Earnings (loss) from continuing operations before loss on disposal of assets and income taxes	311	(2,486)	—	(2,175)
Loss on disposal of assets, net	(848)	—	—	(848)

Loss from continuing operations before income taxes	$(537)	$(2,486)	$—	$(3,023)

Segment assets	$2,308,610	$348,859		$2,657,469

Capital expenditures	$22,587	$823		$23,410

Goodwill	$812,176	$5,757		$817,933

(1)	Adjusted EBITDA represents net earnings from continuing operations before net interest expense, income tax benefit, depreciation and amortization, stock-based compensation, net gain (loss) on disposal of assets and management fees. Management fees represent monitoring and advisory fees paid to management companies affiliated with TPG and JLL. Management routinely calculates and communicates adjusted EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within the healthcare industry to evaluate performance, allocate resources and measure leverage capacity and debt service ability. In addition, the Company uses adjusted EBITDA as a measure of performance for its business segments and for incentive compensation purposes. Adjusted EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net earnings, cash flows generated by operating, investing, or financing activities or other financial statement data presented in the unaudited condensed consolidated financial statements as an indicator of financial performance or liquidity. Adjusted EBITDA, as presented, differs from what is defined under the Company’s Senior Secured Credit Facilities and may not be comparable to similarly titled measures of other companies.

9. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Senior Notes described in Note 3 are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s existing 100% owned existing domestic subsidiaries, other than certain non-guarantor subsidiaries, which include Health Choice. In addition, the Senior Notes are not guaranteed by the Company’s non-wholly owned subsidiaries. The guarantees are subject to customary release provisions set forth in the Indenture for the Senior Notes.

Summarized condensed consolidating balance sheets at December 31, 2015 and September 30, 2015, condensed consolidating statements of operations for the quarters ended December 31, 2015 and 2014, condensed consolidating statements of comprehensive income (loss) for the quarters December 31, 2015 and 2014, and condensed consolidating statements of cash flows for the quarters ended December 31, 2015 and 2014, for the Company, segregating the parent company issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, are found below.

IASIS Healthcare LLC

Condensed Consolidating Balance Sheet

December 31, 2015 (unaudited)

(In thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$259,041	$57,571	$—	$316,612
Accounts receivable, net	—	58,151	282,009	—	340,160
Inventories	—	15,010	48,642	—	63,652
Prepaid expenses and other current assets	—	41,457	129,140	—	170,597

Total current assets	—	373,659	517,362	—	891,021
Property and equipment, net	—	298,633	632,359	—	930,992
Intercompany	—	(185,904)	185,904	—	—
Net investment in and advances to subsidiaries	2,026,485	—	—	(2,026,485)	—
Goodwill	7,407	66,566	747,366	—	821,339
Other intangible assets, net	—	7,804	11,250	—	19,054
Other assets, net	15,333	23,544	15,971	—	54,848

Total assets	$2,049,225	$584,302	$2,110,212	$(2,026,485)	$2,717,254

Liabilities and Equity
Current liabilities
Accounts payable	$—	$42,713	$85,808	$—	$128,521
Salaries and benefits payable	—	25,528	33,455	—	58,983
Accrued interest payable	9,497	(3,218)	3,218	—	9,497
Medical claims payable	—	—	125,856	—	125,856
Other accrued expenses and current liabilities	—	43,131	41,483	—	84,614
Current portion of long-term debt, capital leases and other long-term obligations	10,071	8,131	29,521	(29,521)	18,202

Total current liabilities	19,568	116,285	319,341	(29,521)	425,673
Long-term debt, capital leases and other long-term obligations	1,812,411	42,170	639,044	(639,044)	1,854,581
Deferred income taxes	110,211	—	—	—	110,211
Other long-term liabilities	—	92,471	1,024	—	93,495

Total liabilities	1,942,190	250,926	959,409	(668,565)	2,483,960

Non-controlling interests with redemption rights	—	114,062	—	—	114,062

Equity
Member’s equity	107,035	210,916	1,147,004	(1,357,920)	107,035
Non-controlling interests	—	8,398	3,799	—	12,197

Total equity	107,035	219,314	1,150,803	(1,357,920)	119,232

Total liabilities and equity	$2,049,225	$584,302	$2,110,212	$(2,026,485)	$2,717,254

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

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations

For the Quarter Ended December 31, 2015 (unaudited)

(In thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Revenues
Acute care revenue before provision for bad debts	$—	$130,571	$454,789	$(3,959)	$581,401
Less: Provision for bad debts	—	(14,718)	(77,097)	—	(91,815)

Acute care revenue	—	115,853	377,692	(3,959)	489,586
Premium, service and other revenue	—	—	313,262	—	313,262

Total revenue	—	115,853	690,954	(3,959)	802,848
Costs and expenses
Salaries and benefits	1,607	79,533	163,718	—	244,858
Supplies	—	20,856	63,995	—	84,851
Medical claims	—	—	270,666	(3,959)	266,707
Rentals and leases	—	5,111	16,221	—	21,332
Other operating expenses	—	23,474	106,276	—	129,750
Medicare and Medicaid EHR incentives	—	(66)	(376)	—	(442)
Interest expense, net	32,610	—	10,280	(10,280)	32,610
Depreciation and amortization	—	9,528	16,665	—	26,193
Management fees	1,250	(7,962)	7,962	—	1,250
Equity in earnings of affiliates	(10,575)	—	—	10,575	—

Total costs and expenses	24,892	130,474	655,407	(3,664)	807,109
Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(24,892)	(14,621)	35,547	(295)	(4,261)
Gain on disposal of assets, net	—	453	35	—	488

Earnings (loss) from continuing operations before income taxes	(24,892)	(14,168)	35,582	(295)	(3,773)
Income tax expense (benefit)	(2,278)	—	1,786	—	(492)

Net earnings (loss) from continuing operations	(22,614)	(14,168)	33,796	(295)	(3,281)
Earnings (loss) from discontinued operations, net of income taxes	2,199	(6,252)	—	—	(4,053)

Net earnings (loss)	(20,415)	(20,420)	33,796	(295)	(7,334)
Net earnings attributable to non-controlling interests	—	(2,801)	—	—	(2,801)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(20,415)	$(23,221)	$33,796	$(295)	$(10,135)

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations

For the Quarter Ended December 31, 2014 (unaudited)

(in thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Revenues
Acute care revenue before provision for bad debts	$—	$126,858	$431,000	$(3,942)	$553,916
Less: Provision for bad debts	—	(15,406)	(73,946)	—	(89,352)

Acute care revenue	—	111,452	357,054	(3,942)	464,564
Premium, service and other revenue	—	—	204,974	—	204,974

Total revenue	—	111,452	562,028	(3,942)	669,538
Costs and expenses
Salaries and benefits	1,865	78,936	150,130	—	230,931
Supplies	—	19,023	61,028	—	80,051
Medical claims	—	—	179,914	(3,942)	175,972
Rentals and leases	—	6,173	12,536	—	18,709
Other operating expenses	—	17,587	95,634	—	113,221
Medicare and Medicaid EHR incentives	—	(180)	(3,235)	—	(3,415)
Interest expense, net	32,363	—	12,249	(12,249)	32,363
Depreciation and amortization	—	7,891	14,740	—	22,631
Management fees	1,250	(8,966)	8,966	—	1,250
Equity in earnings of affiliates	(15,762)	—	—	15,762	—

Total costs and expenses	19,716	120,464	531,962	(429)	671,713
Earnings (loss) from continuing operations before loss on disposal of assets and income taxes	(19,716)	(9,012)	30,066	(3,513)	(2,175)
Loss on disposal of assets, net	—	(773)	(75)	—	(848)

Earnings (loss) from continuing operations before income taxes	(19,716)	(9,785)	29,991	(3,513)	(3,023)
Income tax benefit	(2,654)	—	—	—	(2,654)

Net earnings (loss) from continuing operations	(17,062)	(9,785)	29,991	(3,513)	(369)
Earnings (loss) from discontinued operations, net of income taxes	657	(2,157)	—	—	(1,500)

Net earnings (loss)	(16,405)	(11,942)	29,991	(3,513)	(1,869)
Net earnings attributable to non-controlling interests	—	(2,287)	—	—	(2,287)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(16,405)	$(14,229)	$29,991	$(3,513)	$(4,156)

IASIS Healthcare LLC

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the Quarter Ended December 31, 2015 (unaudited)

(In thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Net earnings (loss)	$(20,415)	$(20,420)	$33,796	$(295)	$(7,334)
Other comprehensive income
Change in fair value of highly effective interest rate hedges	489	—	—	—	489

Other comprehensive income before income taxes	489	—	—	—	489
Change in income tax expense	(178)	—	—	—	(178)

Other comprehensive income, net of income taxes	311	—	—	—	311

Comprehensive income (loss)	(20,104)	(20,420)	33,796	(295)	(7,023)
Net earnings attributable to non-controlling interests	—	(2,801)	—	—	(2,801)

Comprehensive income (loss) attributable to IASIS Healthcare LLC	$(20,104)	$(23,221)	$33,796	$(295)	$(9,824)

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

IASIS Healthcare LLC

Condensed Consolidating Statement of Cash Flows

For the Quarter Ended December 31, 2015 (unaudited)

(In thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities
Net earnings (loss)	$(20,415)	$(20,420)	$33,796	$(295)	$(7,334)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	9,528	16,665	—	26,193
Amortization of loan costs	1,971	—	—	—	1,971
Amortization of deferred gain on sale-leaseback transaction	(624)	—	—	—	(624)
Change in physician minimum revenue guarantees	—	37	912	—	949
Stock-based compensation	1,607	—	—	—	1,607
Deferred income taxes	(3,088)	—	—	—	(3,088)
Gain on disposal of assets, net	—	(453)	(35)	—	(488)
Loss (earnings) from discontinued operations, net	(2,199)	6,252	—	—	4,053
Equity in earnings of affiliates	(10,575)	—	—	10,575	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	—	(2,781)	(19,650)	—	(22,431)
Inventories, prepaid expenses and other current assets	—	5,833	21,636	—	27,469
Accounts payable, other accrued expenses and other accrued liabilities	(19,369)	(10,828)	(5,447)	—	(35,644)

Net cash provided by (used in) operating activities—continuing operations	(52,692)	(12,832)	47,877	10,280	(7,367)
Net cash provided by operating activities—discontinued operations	—	329	—	—	329

Net cash provided by (used in) operating activities	(52,692)	(12,503)	47,877	10,280	(7,038)
Cash flows from investing activities
Purchases of property and equipment	—	(26,077)	(9,767)	—	(35,844)
Cash paid for acquisitions, net	—	(5,869)	(2,311)	—	(8,180)
Proceeds from sale of assets	—	122	35	—	157
Change in other assets, net	—	(1,352)	270	—	(1,082)

Net cash used in investing activities—continuing operations	—	(33,176)	(11,773)	—	(44,949)
Net cash provided by (used in) investing activities—discontinued operations	—	—	—	—	—

Net cash used in investing activities	—	(33,176)	(11,773)	—	(44,949)

Cash flows from financing activities
Payment of long-term debt, capital leases and other long-term obligations	(4,770)	(144)	(612)	—	(5,526)
Payment of debt financing costs	(245)	—	—	—	(245)
Distributions to non-controlling interests	—	(1,068)	(2,215)	—	(3,283)
Cash paid for the repurchase of non-controlling interests	—	—	(860)	—	(860)
Change in intercompany balances with affiliates, net	57,707	(34,120)	(13,307)	(10,280)	—

Net cash provided by (used in) financing activities—continuing operations	52,692	(35,332)	(16,994)	(10,280)	(9,914)
Net cash provided by (used in) financing activities—discontinued operations	—	—	—	—	—

Net cash provided by (used in) financing activities	52,692	(35,332)	(16,994)	(10,280)	(9,914)

Change in cash and cash equivalents	—	(81,011)	19,110	—	(61,901)
Cash and cash equivalents at beginning of period	—	340,052	38,461	—	378,513

Cash and cash equivalents at end of period	$—	$259,041	$57,571	$—	$316,612

IASIS Healthcare LLC

Condensed Consolidating Statement of Cash Flows

For the Quarter Ended December 31, 2014 (unaudited)

(In thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities
Net earnings (loss)	$(16,405)	$(11,942)	$29,991	$(3,513)	$(1,869)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	7,891	14,740	—	22,631
Amortization of loan costs	1,971	—	—	—	1,971
Amortization of deferred gain on sale-leaseback transaction	(624)	—	—	—	(624)
Change in physician minimum revenue guarantees	—	58	769	—	827
Stock-based compensation	1,865	—	—	—	1,865
Deferred income taxes	9,721	—	—	—	9,721
Loss on disposal of assets, net	—	773	75	—	848
Loss (earnings) from discontinued operations, net	(657)	2,157	—	—	1,500
Equity in earnings of affiliates	(15,762)	—	—	15,762	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	—	4,379	(16,189)	—	(11,810)
Inventories, prepaid expenses and other current assets	—	(15,471)	20,126	—	4,655
Accounts payable, other accrued expenses and other accrued liabilities	(19,876)	(769)	(20,313)	—	(40,958)

Net cash provided by (used in) operating activities—continuing operations	(39,767)	(12,924)	29,199	12,249	(11,243)
Net cash used in operating activities—discontinued operations	—	(234)	—	—	(234)

Net cash provided by (used in) operating activities	(39,767)	(13,158)	29,199	12,249	(11,477)
Cash flows from investing activities
Purchases of property and equipment	—	(13,713)	(9,697)	—	(23,410)
Cash paid for acquisitions, net	—	—	(3,900)	—	(3,900)
Proceeds from sale of assets	—	253	12	—	265
Change in other assets, net	—	(2,309)	209	—	(2,100)

Net cash used in investing activities—continuing operations	—	(15,769)	(13,376)	—	(29,145)
Net cash used in investing activities—discontinued operations	—	(340)	—	—	(340)

Net cash used in investing activities	—	(16,109)	(13,376)	—	(29,485)

Cash flows from financing activities
Payment of long-term debt, capital leases and other long-term obligations	(2,618)	(156)	(786)	—	(3,560)
Distributions to non-controlling interests	—	(1,853)	—	—	(1,853)
Cash received for the sale of non-controlling interests	—	39	—	—	39
Change in intercompany balances with affiliates, net	42,385	(14,555)	(15,581)	(12,249)	—

Net cash provided by (used in) financing activities—continuing operations	39,767	(16,525)	(16,367)	(12,249)	(5,374)
Net cash used in financing activities—discontinued operations	—	(6)	—	—	(6)

Net cash provided by (used in) financing activities	39,767	(16,531)	(16,367)	(12,249)	(5,380)

Change in cash and cash equivalents	—	(45,798)	(544)	—	(46,342)
Cash and cash equivalents at beginning of period	—	325,555	15,625	—	341,180

Cash and cash equivalents at end of period	$—	$279,757	$15,081	$—	$294,838

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements, the notes to our unaudited condensed consolidated financial statements and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”). Data for the quarters ended December 31, 2015 and 2014, have been derived from our unaudited condensed consolidated financial statements. In this Report, unless otherwise stated or indicated by context, references to the “Company,” “IASIS,” “we,” “our” or “us” refer to IASIS Healthcare LLC and its affiliates. Unless the context otherwise implies, the term “affiliates” means direct and indirect subsidiaries of IASIS Healthcare LLC and partnerships and joint ventures in which such subsidiaries are partners. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of IASIS and the term “employees” refers to employees of affiliates of IASIS. References herein to “IAS” are to IASIS Healthcare Corporation, our parent company.

FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this Report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which involve risks and uncertainties. Forward-looking statements include all statements that do not relate solely to historical or current facts, and you can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “projects,” “continue,” “initiative,” or “anticipates” or similar expressions that concern our prospects, objectives, strategies, plans or intentions. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those expected. While we believe our assumptions are reasonable, these assumptions are inherently subject to significant regulatory, economic and competitive uncertainties and contingencies, which are difficult or impossible to predict accurately and may be beyond the control of the Company. These factors include, but are not limited to:

•	the effects of changes in governmental healthcare programs, principally Medicare, Medicaid and other federal healthcare programs, including limitations or reductions of levels of payments that our hospitals receive under such programs;

•	the effects related to implementation or possible amendment of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”), the possible enactment of additional federal or state healthcare reforms and the outcome of court challenges to such laws and other federal, state or local laws or regulations affecting the healthcare industry;

•	the ability of Health Choice Arizona, Inc. and related entities (“Health Choice”), our managed care business, to effectively manage costs of care, maintain its governmental contracts and achieve its service line expansion strategies;

•	the effects of a shift in volume or payor mix from commercial managed care payors to self-pay and Medicaid;

•	increases in the amount, and risk of collectability, of uninsured accounts and deductibles and copayment amounts for insured accounts;

•	a reduction in or withholding of government-sponsored supplemental payments to our hospitals;

•	the effects of any inability to retain and negotiate reasonable contracts with managed care plans or if insured patients switch from traditional commercial insurance plans to Exchange plans;

•	consolidation among manage care organizations, which may reduce our ability to negotiate favorable contracts with such payors;

•	industry trends towards value-based purchasing and narrow networks and related competitive challenges to our hospitals;

•	possible changes in the Medicare, Medicaid and other state programs, including Medicaid supplemental reimbursement programs or waiver programs, that may impact reimbursement to healthcare providers and insurers;

•	controls imposed by Medicare and third-party payors to reduce admissions and length of stay, which negatively impact healthcare provider reimbursement;

•	competition to attract and retain quality physicians, nurses, technicians and other personnel;

•	the generally competitive nature of the healthcare industry;

•	the possibility of health pandemics and the related impacts on our operations and financial results;

•	a failure of our information systems or breach of our cybersecurity protections;

•	the costs and operational challenges associated with information technology and medical equipment upgrades;

•	challenges associated with the implementation of electronic health records (“EHRs”) and coding systems;

•	compliance with extensive healthcare industry laws, regulations and investigations, including those with respect to patient privacy and physician-owned hospitals;

•	reliance upon services provided by third-party vendors;

•	the effects of local or national economic downturns on our business lines;

•	risks associated with our acquisition and development strategy, including liabilities assumed in acquisitions of facilities and physician practices and our need to effectively integrate acquired companies into our existing operations;

•	increased lease rates and amended lease terms at certain of our facilities in connection with sale-leaseback transactions;

•	risks associated with environmental, health and safety laws;

•	risks associated with labor laws;

•	potential adverse accounting impacts associated with goodwill carrying value;

•	our dependence upon the services of key executive management personnel;

•	our ability to maintain adequate internal controls over our financial and management systems;

•	risks related to our indebtedness and capital structure; and

•	other risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, filed with the Securities and Exchange Commission (the “SEC”) on December 22, 2015 (our “2015 Form 10-K”), and in our other public filings with the SEC.

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

EXECUTIVE OVERVIEW

We are a healthcare services company delivering high-quality, cost-effective healthcare through a broad and differentiated set of capabilities and assets that includes acute care hospitals with related patient access points, and a diversified and growing managed care risk platform (“risk platform”). Our business model is centered on deploying our acute care expertise and risk platform, either separately or on an integrated basis to manage population health, integrate the delivery and payment of healthcare services and ultimately expand our total market opportunities within our existing and new geographic markets. Our business consists of two operating segments: (i) our acute care operations, which, as of December 31, 2015, included 17 acute care hospitals, one behavioral hospital and multiple other access points, including 141 physician clinics, multiple outpatient surgical units, imaging centers, and investments in urgent care centers and on-site employer-based clinics, and (ii) our managed care operations, comprised of our diversified and growing risk platform, Health Choice, which operates managed Medicaid and Medicare health plans, an Exchange plan and a management services organization (“MSO”) that provides management and administrative services to third-party insurers, as well as accountable care networks in conjunction with our acute care facilities.

Acute Care Operations

As of December 31, 2015, we owned or leased 17 acute care hospital facilities and one behavioral health hospital facility with a total of 3,661 licensed beds, several outpatient service facilities and 141 physician clinics.

We operate our hospitals with a strong community focus by offering and developing healthcare services targeted to the needs of the markets we serve, promoting strong relationships with physicians and working with local managed care plans to develop quality and outcome driven, cost-efficient and innovative reimbursement models. Our major acute care geographic markets include Salt Lake City, Utah; Phoenix, Arizona; six cities in Texas, including Houston, San Antonio and Odessa; and West Monroe, Louisiana.

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

Effective October 1, 2015, Health Choice’s joint venture, Health Choice Integrated Care LLC (“HCIC”) entered into a contract with the Arizona Department of Health Services (“ADHS”). The contract has an initial term of three years and includes two additional two-year renewal options that can be exercised at the discretion of ADHS. The contract is terminable by ADHS following HCIC’s failure to carry out a material contract term, condition or obligation.

As of December 31, 2015, Health Choice’s related entities managed healthcare services for 628,000 covered lives through multiple health plans, accountable care networks, MSO-related services and other managed care solutions. These include 262,900 managed Medicaid lives served primarily through Health Choice’s core health plan business in Arizona, 226,500 HCIC plan members, 9,800 Medicare Advantage members eligible for both Medicare and Medicaid (“Duals”), 4,300 Exchange lives, 91,100 MSO lives and 81,900 lives attributed to our accountable care networks from multiple payors whose care is managed by our network providers, of which 48,500 lives are included in Health Choice’s managed Medicaid and Exchange plans.

Recent Developments

Health Choice Integrated Behavioral Health Joint Venture. On October 1, 2015, Health Choice, together with the Northern Arizona Behavioral Health Authority (“NARBHA”), its joint venture partner, began operating an integrated acute and behavioral health plan in Northern Arizona. As of December 31, 2015, the joint venture, HCIC, provided standalone behavioral health benefits for 220,900 plan members in Northern Arizona, and acute and behavioral care on an integrated basis for 5,600 members who are seriously mentally ill. We believe that in the future, states other than Arizona may adopt this model of integration of acute and behavioral health benefits under one managed care organization, such as HCIC. Health Choice owns 52% of the joint venture and NARBHA owns the remaining 48%.

Revenue and Volume Trends

Total revenue for the quarter ended December 31, 2015, increased 19.9% to $802.8 million, compared to $669.5 million in the same prior year quarter. Total revenue is comprised of acute care revenue, which is recorded net of the provision for bad debts, and premium, service and other revenue. Acute care revenue contributed $25.0 million to the increase in total revenue for the quarter ended December 31, 2015, compared to the same prior year quarter, while premium, service and other revenue in our managed care operations contributed $108.3 million to the increase in total revenue compared to the same prior year quarter.

Acute Care Revenue

Acute care revenue is comprised of net patient revenue and other revenue. A large percentage of our hospitals’ net patient revenue consists of fixed payment, discounted sources, including Medicare, Medicaid and managed care organizations. Reimbursement for Medicare and Medicaid services are often fixed regardless of the cost incurred or the level of services provided. Similarly, a greater percentage of the managed care companies we contract with reimburse providers on a fixed payment basis regardless of the costs incurred or the level of services provided. Net patient revenue is reported net of discounts and contractual adjustments. The contractual adjustments principally result from differences between the hospitals’ established charges and payment rates under Medicare, Medicaid and various managed care plans. Additionally, discounts and contractual adjustments result from our uninsured discount and charity care programs. Acute care revenue is reported net of the provision for bad debts. Other revenue includes medical office building rental income and other miscellaneous revenue.

For the quarter ended December 31, 2015, admissions decreased 1.6% and adjusted admissions increased 1.7%, both compared to the same prior year quarter. Excluding volume at the Company’s Houston hospital, for the quarter ended December 31, 2015, admissions increased 1.1% and adjusted admissions increased 4.1%, both compared to the same prior year quarter.

For the quarter ended December 31, 2015, our volumes also were impacted by a decrease in emergency room visits of 0.9% and an increase in surgeries of 7.7%, both compared to the same prior year quarter.

The following table provides the sources of our hospitals’ gross patient revenue by payor before discounts, contractual adjustments and the provision for bad debt:

	Quarter Ended December 31,
	2015	2014
Medicare	25.3%	25.9%
Managed Medicare	15.3%	14.7%
Medicaid and managed Medicaid	21.3%	22.1%
Managed care and other	32.9%	31.8%
Self-pay	5.2%	5.5%

Total	100.0%	100.0%

We have benefited from individuals enrolling in Exchange plans in our markets, as well as improvements in employment and other economic factors in the markets we serve.

The following table provides the sources of our hospitals’ net patient revenue by payor before the provision for bad debts:

	Quarter Ended December 31,
	2015	2014
Medicare	18.0%	19.0%
Managed Medicare	10.1%	9.8%
Medicaid and managed Medicaid	12.6%	13.3%
Managed care and other	44.6%	42.3%
Self-pay	14.7%	15.6%

Total	100.0%	100.0%

Net patient revenue per adjusted admission, which includes the impact of the provision for bad debts, increased 3.4% for the quarter ended December 31, 2015, compared to the same prior year quarter.

See “Item 1 — Business — Sources of Revenue — Acute Care Revenue” and “Item 1 — Business — Government Regulation and Other Factors” included in our 2015 Form 10-K for a description of the types of payments we receive for services provided to patients enrolled in the traditional Medicare plan, managed Medicare plans, Medicaid plans, managed Medicaid plans and managed care plans. In those sections, we also discussed the unique reimbursement features of the traditional Medicare plan, including the annual Medicare regulatory updates published by the Centers for Medicare and Medicaid Services (“CMS”) that impact reimbursement rates for services provided under the plan. The future potential impact to reimbursement for certain of these payors under the Health Reform Law is also discussed in such Annual Report on Form 10-K.

Premium, Service and Other Revenue

Premium, service and other revenue generated by our managed care operations represented 39.0% of our total revenue for the quarter ended December 31, 2015, compared to 30.6% in the same prior year quarter. The increase in the percentage of revenue derived from our managed care operations was due primarily to the addition of 226,500 new members served by HCIC, our joint venture providing behavioral health and integrated care benefits primarily to the people of Northern Arizona.

Health Choice contracts with state Medicaid programs in Arizona and Utah to provide specified health services to qualified Medicaid enrollees through contracted healthcare providers. Most of its premium revenue is derived through a contract with AHCCCS, the state agency that administers Arizona’s Medicaid program. The contract requires Health Choice to arrange for healthcare services for enrolled Medicaid patients in exchange for fixed monthly premiums, based upon negotiated per capita member rates, and supplemental payments from AHCCCS. Premium revenue includes adjustments to revenue related to the program settlement process for the Arizona managed Medicaid plan under the related state contract. This program settlement process reconciles estimated amounts due to or from the state based on contractually mandated limits on profits and losses. Although estimates of future program settlement amounts are recorded in current periods, the program settlement process typically occurs 18 months post-plan year, when actual (rather than projected) claims and member eligibility data become available and a net settlement amount is either due to or from the state. Adjustments to the estimates of future program settlement amounts are recorded as a component of premium revenue. During the quarter ended December 31, 2015, we recognized $3.4 million in reductions to premium revenue associated with the final settlement of certain amounts related to the 2014 contract year.

Health Choice also contracts with CMS to provide coverage as a Medicare Advantage Prescription Drug (“MAPD”) Special Needs Plan (“Plan”). This contract allows Health Choice to offer Medicare and Part D drug benefit coverage to new and existing dual-eligible members (i.e., those that are eligible for Medicare and Medicaid). In accordance with CMS regulations, SNPs are now expected to meet additional requirements, including requirements relating to model of care, cost-sharing, disclosure of information and reporting of quality measures.

One notable provision of the Health Reform Law is the annual health insurer fee (“HIF”) that applies to most health plans, including commercial health plans and Medicaid managed care plans like Health Choice. While characterized as a “fee” in the text of the Health Reform Law, the intent of Congress was to impose a broad based health insurance industry excise tax, with the understanding that the tax could be passed on to consumers, most likely through higher commercial insurance premiums. However, because Medicaid is a government-funded program, Medicaid health plans have no alternative but to look to their respective state partners for payment to offset the impact of this tax. Arizona has agreed to reimburse all of the managed Medicaid plans, for the economic impact of this fee. In addition to the reimbursement of the fee, the state of Arizona has agreed to reimburse insurers for the impact resulting from these fees being treated as non-deductible for income tax purposes. For the quarters ended December 31, 2015 and 2014, we recognized expense for the HIF totaling $3.7 million and $2.0 million, respectively, which was offset by expected reimbursement from the state of Arizona of $4.9 million and $2.9 million, respectively.

Industry Developments and Other Items Impacting Our Company

The following section discusses updates to recent trends included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, that we believe are significant factors in our current and/or future operating results and cash flows. Certain of these trends apply to the entire acute care hospital industry, while others may apply to us more specifically. These trends could be short-term in nature or could require long-term attention and resources. While these trends may involve certain factors that are outside of our control, the extent to which these trends affect our hospitals and health plan operations and our ability to manage the impact of these trends play vital roles in our current and future success. In many cases, we are unable to predict what impact, if any, these trends will have on us.

Two Midnight Rule

In 2013, CMS issued the “two midnight rule,” which revised its longstanding guidance to hospitals and physicians relating to when hospital inpatient admissions are deemed to be reasonable and necessary for payment under Medicare Part A. Under the two midnight rule, in addition to services that are designated as inpatient-only, surgical procedures, diagnostic tests and other treatments provided to Medicare beneficiaries are only payable as inpatient services under Medicare Part A when there is a reasonable expectation that the hospital care is medically necessary and will be required across two midnights, absent unusual circumstances. Stays expected to need fewer than two midnights of hospital care may be payable under Medicare Part A on a case-by-case basis, based on the judgment of the admitting physician, but such cases are subject to medical review. CMS has indicated it expects that inpatient stays under 24 hours will rarely qualify for an exception to the two midnight benchmark. Conversely, hospital stays in which the physician expects the beneficiary to require care that spans less than two midnights are generally inappropriate for payment under Medicare Part A, and should be treated and billed as outpatient services under Part B. Quality Improvement Organizations are handling the reviews of short inpatient stays and will refer claim denials to Medicare Administrative Contractors for payment adjustments. Enforcement of the two midnight rule by Recovery Audit Contractors (“RACs”) is expected to begin in 2016. The increased scrutiny regarding short-stay admissions by Medicare and other payors has contributed, in part, to the decline in 1-day stays and the increase in observation patients experienced during the last two years.

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

State Medicaid Budgets

In recent years, the states in which we operate have experienced budget constraints as a result of increased costs and lower than expected tax collections. Health and human services programs, including Medicaid and similar programs, represent a significant portion of state budgets. The states in which we operate responded to these budget concerns, by decreasing funding for Medicaid and other healthcare programs or by making structural changes that resulted in a reduction in hospital reimbursement, as well as by imposing more restrictive Medicaid eligibility requirements. In addition, many states have received waivers from CMS in order to implement or expand managed Medicaid programs.

Texas

Currently, Texas is operating under a five-year Medicaid waiver that: (1) allows Texas to expand its Medicaid managed care program while preserving hospital funding; (2) provides incentive payments for improvements in healthcare delivery; and (3) directs more funding to hospitals that serve large numbers of uninsured patients. The Texas waiver expires on September 30, 2016. Although Texas has submitted an application to extend its waiver program, CMS has not yet issued a decision. We cannot predict whether the Texas Medicaid waiver program will be extended, continue in its current form or guarantee that revenues recognized from the program will not decrease.

All of our acute care hospitals in Texas currently receive supplemental Medicaid reimbursement, including reimbursement from programs for participating private hospitals that enter into indigent care affiliation agreements with public hospitals or county governments in the state of Texas. Under the CMS-approved programs, affiliated hospitals, including our Texas hospitals, have expanded the community healthcare safety net by providing indigent healthcare services. Revenue recognized under these Texas private supplemental Medicaid reimbursement programs, including amounts recognized under the Texas Medicaid Disproportionate Share Hospital program (“Texas Medicaid DSH”) for the quarter ended December 31, 2015, was $28.6 million, compared to $24.0 million in the same prior year quarter. Under the Medicaid waiver, funds are distributed to participating hospitals based upon both the costs associated with providing care to individuals without third party coverage and the investment made to support coordinating care and quality improvements that transform the local communities’ care delivery systems. The responsibility to coordinate and develop plans that address the concerns of the local delivery care systems, including improved access, quality, cost effectiveness and coordination is controlled primarily by public hospitals or local government entities that serve the surrounding geographic areas. Complexities of the underlying methodologies in determining the funding for the state’s Medicaid supplemental reimbursement programs, along with a lack of sufficient resources at the Texas Health and Human Services Commission to administer the programs, resulted in a delay in related reimbursements. As of December 31, 2015 and September 30, 2015, we had $63.8 million and $77.6 million, respectively, in receivables due to our Texas hospitals in connection with these supplemental reimbursement programs, which includes $7.7 million and $20.2 million, respectively, of amounts due under Texas Medicaid DSH.

Arizona

Effective January 1, 2014, Arizona expanded its Medicaid program under the Health Reform Law, which includes increased eligibility for adults, children and pregnant women, and the restoration of eligibility to childless adults that had previously been eliminated. The expansion of the state’s Medicaid program under the Health Reform Law could potentially result in the addition of approximately 350,000 people to its Medicaid rolls over time. Primarily as a result of the Medicaid expansion, and also because of its increase in total coverage area under its most recent AHCCCS contract, enrollment under Health Choice’s Medicaid product line increased 12.8% for the quarter ended December 31, 2015, compared to the same prior year quarter. The growth included a significant increase in newly enrolled childless adults, starting January 1, 2014, that typically have higher medical utilization and acuity levels prior to effective management of their care. As a result, we experienced increased medical costs as we began to serve this newly enrolled population. In addition, in connection with the expanded Medicaid coverage, the state implemented a provider assessment effective January 1, 2014, to fund a portion of the expanded eligibility related to the childless adult population. During the quarters ended December 31, 2015 and 2014, we incurred $2.1 and $2.0 million, respectively, in provider fee assessments.

Further, while the Arizona Medicaid expansion became effective on January 1, 2014, a lawsuit filed by several state lawmakers has challenged the legality of a provider fee assessed to all providers and used to help pay for Arizona’s Medicaid expansion. On August 26, 2015, the Arizona State Superior Court upheld the legality of the provider fee, thus preserving the existing funding for Medicaid expansion in Arizona. The plaintiffs are appealing this decision. A successful appeal, invalidating the provider fee used to help fund Arizona’s Medicaid expansion, may result in the loss of certain funding for the state’s Medicaid program, which could potentially result in changes that restrict eligibility and increase the number of uninsured individuals, therefore, adversely affecting our operations in Arizona.

Arizona’s Medicaid expansion and Health Choice’s related increase in enrolled members and premium revenue, followed a period of several years during which AHCCCS tightened Medicaid eligibility standards in Arizona and decreased capitation rates paid to managed Medicaid contractors, reflecting state government budgetary pressures and a struggling state economy. These efforts have impacted both our acute and managed care operations.

Uncompensated Care

While the amount of uncompensated care, including discounts to the uninsured, bad debts and charity care, we deliver to the communities we serve continues to remain high in comparison to historical levels, we have experienced declines in self-pay volume and revenue since the implementation of the Health Reform Law. During the quarter ended December 31, 2015, our uncompensated care as a percentage of acute care revenue was 20.2%, compared to 21.4% in the same prior year quarter. During the quarter ended December 31, 2015, our self-pay admissions represented 6.3% of our total admissions, compared to 6.2% in the same prior year quarter. We believe the improvement in our uncompensated care as a percentage of acute care revenue has been positively impacted by the expansion of Medicaid in the state of Arizona, as well as improvements in employment and other economic factors in our markets. The improvement in our uncompensated care percentage of acute care revenue has been offset somewhat by the higher acuity levels at which self-pay patients are presenting for treatment through our emergency rooms.

If we were to experience growth in uninsured volume and revenue, our uncompensated care may increase and our results of operations would be adversely affected.

The percentages of our insured and uninsured net hospital receivables are summarized as follows:

	December 31, 2015	September 30, 2015
Insured receivables	78.5%	77.0%
Uninsured receivables	21.5%	23.0%

Total	100.0%	100.0%

The percentages of hospital net receivables in summarized aging categories are as follows:

	December 31, 2015	September 30, 2015
0 to 90 days	62.8%	63.0%
91 to 180 days	19.0%	19.1%
Over 180 days	18.2%	17.9%

Total	100.0%	100.0%

Regulatory Matter

On January 14, 2016, CMS entered into a Systems Improvement Agreement (“ SIA”), with our Houston hospital, St. Joseph Medical Center (“SJMC”). CMS has agreed to stay the scheduled termination of SJMC’s Medicare Provider Agreement during the pendency of the SIA, an action which resulted from surveys of the hospital that identified alleged failures to comply with certain Medicare program conditions of participation. The SIA requires SJMC to retain an independent consultant to conduct a comprehensive review, including analysis of the hospital’s current operations, and develop a remediation plan. The SIA is scheduled to expire 18 months after its effective date, after an on-site survey by CMS, provided that SJMC demonstrates compliance with the Medicare conditions of participation for hospitals.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of significant accounting policies is disclosed in Note 2 to the consolidated financial statements included in our 2015 Form 10-K. Our critical accounting policies are further described under the caption “Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2015 Form 10-K. There have been no changes in the nature of our critical accounting policies or the application of those policies since September 30, 2015.

SELECTED OPERATING DATA

The following table sets forth certain unaudited operating data from continuing operations for each of the periods presented.

	Quarter Ended December 31,
	2015	2014
Acute care operations (1)
Number of hospital facilities at end of period	17	16
Licensed beds at end of period	3,661	3,604
Average length of stay (days) (2)	4.9	5.0
Occupancy rates (average beds in service)	46.4%	49.6%
Admissions (3)	25,460	25,868
Adjusted admissions (4)	48,718	47,910
Patient days (5)	123,888	129,843
Adjusted patient days (4)	237,061	240,483
Surgeries	18,111	16,811
Emergency room visits	105,347	106,340
Net patient revenue per adjusted admission (6)	$9,962	$9,631
Outpatient revenue as a % of gross patient revenue	47.7%	46.0%

Managed care operations
Health plan lives (7)	503,500	229,600
MSO lives (8)	91,100	88,300
Accountable care network lives (9)	33,400	19,800

Total lives	628,000	337,700
Medical loss ratio (10)	89.6%	91.4%

(1)	Excludes the impact of our Nevada operations, which are reflected in discontinued operations. Includes St. Luke’s Behavioral Hospital in Phoenix, Arizona.
(2)	Represents the average number of days that a patient stayed in our hospitals.
(3)	Represents the total number of patients admitted to our hospitals that qualify for inpatient status. Management and investors use this number as a general measure of inpatient volume.
(4)	Adjusted admissions and adjusted patient days are general measures of combined inpatient and outpatient volume. We compute adjusted admissions (or adjusted patient days) by multiplying admissions/patient days by gross patient revenue and then dividing that number by gross inpatient revenue.
(5)	Represents the number of days our beds were occupied by inpatients over the period.
(6)	Includes the impact of the provision for bad debts as a component of revenue.
(7)	Represents total lives enrolled across all health plan product lines. Includes Duals, which are members eligible for Medicare and Medicaid benefits, under Health Choice’s contract with CMS to provide coverage as a MAPD SNP, totaling 9,800 and 9,300 as of December 31, 2015 and 2014, respectively.
(8)	Represents lives served by Health Choice’s MSO that provides management and administrative services to a large national insurer’s Medicaid plan members in the Tampa and “panhandle” regions of Florida.
(9)	Represents attributed health plan member lives from other third-party payors for which Health Choice Preferred accountable care networks manage medical care and participating providers and Health Choice share associated financial risks. This excludes 48,500 and 36,200 attributed Health Choice plan member lives as of December 31, 2015 and 2014, respectively.
(10)	Represents medical claims expense as a percentage of premium revenue, including claims paid to our hospitals.

RESULTS OF OPERATIONS SUMMARY

Consolidated

The following table sets forth, for the periods presented, the results of our consolidated operations expressed in dollar terms and as a percentage of total revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended December 31, 2015		Quarter Ended December 31, 2014
($ in thousands):	Amount	Percentage	Amount	Percentage
Revenues
Acute care revenue before provision for bad debts	$581,401		$553,916
Less: Provision for bad debts	(91,815)		(89,352)

Acute care revenue	489,586	61.0%	464,564	69.4%
Premium, service and other revenue	313,262	39.0%	204,974	30.6%

Total revenue	802,848	100.0%	669,538	100.0%
Costs and expenses
Salaries and benefits	244,858	30.5%	230,931	34.5%
Supplies	84,851	10.6%	80,051	12.0%
Medical claims	266,707	33.2%	175,972	26.3%
Rentals and leases	21,332	2.6%	18,709	2.8%
Other operating expenses	129,750	16.1%	113,221	16.9%
Medicare and Medicaid EHR incentives	(442)	(0.1)%	(3,415)	(0.5)%
Interest expense, net	32,610	4.1%	32,363	4.7%
Depreciation and amortization	26,193	3.3%	22,631	3.4%
Management fees	1,250	0.2%	1,250	0.2%

Total costs and expenses	807,109	100.5%	671,713	100.3%
Loss from continuing operations before gain (loss) on disposal of assets and income taxes	(4,261)	(0.5)%	(2,175)	(0.3)%
Gain (loss) on disposal of assets, net	488	0.1%	(848)	(0.1)%

Loss from continuing operations before income taxes	(3,773)	(0.4)%	(3,023)	(0.4)%
Income tax benefit	(492)	(0.1)%	(2,654)	(0.3)%

Net loss from continuing operations	(3,281)	(0.5)%	(369)	(0.1)%
Loss from discontinued operations, net of income taxes	(4,053)	(0.5)%	(1,500)	(0.2)%

Net loss	(7,334)	(1.0)%	(1,869)	(0.3)%
Net earnings attributable to non-controlling interests	(2,801)	(0.3)%	(2,287)	(0.3)%

Net loss attributable to IASIS Healthcare LLC	$(10,135)	(1.3)%	$(4,156)	(0.6)%

Acute Care Operations

The following table and discussion sets forth, for the periods presented, the results of our acute care operations expressed in dollar terms and as a percentage of total acute care revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended December 31, 2015		Quarter Ended December 31, 2014
($ in thousands):	Amount	Percentage	Amount	Percentage
Acute care revenue
Acute care revenue before provision for bad debts	$581,401		$553,916
Less: Provision for bad debts	(91,815)		(89,352)

Acute care revenue	489,586	99.2%	464,564	99.2%
Revenue between segments (1)	3,959	0.8%	3,942	0.8%

Total acute care revenue	493,545	100.0%	468,506	100.0%
Costs and expenses
Salaries and benefits	227,955	46.2%	218,274	46.6%
Supplies	84,473	17.1%	79,896	17.1%
Rentals and leases	20,374	4.1%	17,966	3.8%
Other operating expenses	112,179	22.7%	100,258	21.4%
Medicare and Medicaid EHR incentives	(442)	(0.1)%	(3,415)	(0.7)%
Interest expense, net	32,610	6.6%	32,363	6.9%
Depreciation and amortization	25,029	5.1%	21,603	4.6%
Management fees	1,250	0.3%	1,250	0.2%

Total costs and expenses	503,428	102.0%	468,195	99.9%
Earnings (loss) from continuing operations before gain (loss) on disposal of assets and income taxes	(9,883)	(2.0)%	311	0.1%
Gain (loss) on disposal of assets, net	488	0.1%	(848)	(0.2)%

Loss from continuing operations before income taxes	$(9,395)	(1.9)%	$(537)	(0.1)%

(1)	Revenue between segments is eliminated in our consolidated results.

Quarters Ended December 31, 2015 and 2014

Total acute care revenue — Total acute care revenue for the quarter ended December 31, 2015, was $493.5 million, an increase of $25.0 million or 5.3% compared to $468.5 million in the same prior year quarter. The increase in total acute care revenue during the quarter ended December 31, 2015, is comprised primarily of an increase in adjusted admissions of 1.7% and an increase in net patient revenue per adjusted admission of 3.4%, both compared to the same prior year quarter.

Net adjustments to estimated third-party payor settlements, also known as prior year contractuals, resulted in an increase in total acute care revenue for the quarters ended December 31, 2015 and 2014, of $1.2 million and $1.3 million, respectively.

Salaries and benefits — Salaries and benefits expense for the quarter ended December 31, 2015, was $228.0 million, or 46.2% of total acute care revenue, compared to $218.3 million, or 46.6% of total acute care revenue in the same prior year quarter. Excluding the impact of stock-based compensation, salaries and benefits expense as a percentage of total acute care revenue was 45.9% for the quarter ended December 31, 2015, compared to 46.2% in the same prior year quarter.

Supplies — Supplies expense for the quarter ended December 31, 2015, was $84.5 million, or 17.1% of total acute care revenue, compared to $79.9 million, or 17.1% of total acute care revenue in the same prior year quarter.

Other operating expenses — Other operating expenses for the quarter ended December 31, 2015, were $112.2 million, or 22.7% of total acute care revenue, compared to $100.3 million, or 21.4% of total acute care revenue in the same prior year quarter. Excluding the impact of revenue and expenses related to our supplemental Medicaid reimbursement programs in Texas, other operating expenses as a percentage of total acute care revenue for the quarter ended December 31, 2015, were 20.7%, compared to 20.0% in the same prior year quarter. Other operating expenses during the quarter ended December 31, 2015, have been impacted by costs associated with our current conversion to a new integrated clinical and revenue cycle system, as well as the continued ramp of our new hospital in Lehi, Utah.

Managed Care Operations

The following table and discussion sets forth, for the periods presented, the results of our managed care operations expressed in dollar terms and as a percentage of premium, service and other revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended December 31, 2015		Quarter Ended December 31, 2014
($ in thousands):	Amount	Percentage	Amount	Percentage
Premium, service and other revenue
Premium revenue	$302,039	96.4%	$196,944	96.1%
Service and other revenue	11,223	3.6%	8,030	3.9%

Premium, service and other revenue	313,262	100.0%	204,974	100.0%
Costs and expenses
Salaries and benefits	16,903	5.4%	12,657	6.2%
Supplies	378	0.1%	155	0.1%
Medical claims (1)	270,666	86.4%	179,914	87.8%
Rentals and leases	958	0.3%	743	0.3%
Other operating expenses	17,571	5.6%	12,963	6.3%
Depreciation and amortization	1,164	0.4%	1,028	0.5%

Total costs and expenses	307,640	98.2%	207,460	101.2%

Earnings (loss) before income taxes	$5,622	1.8%	$(2,486)	(1.2)%

(1)	Medical claims paid to our hospitals of $4.0 million and $3.9 million for the quarters ended December 31, 2015 and 2014, respectively, are eliminated in our consolidated results.

Quarters Ended December 31, 2015 and 2014

Premium revenue — Premium revenue was $302.0 million for the quarter ended December 31, 2015, an increase of $105.1 million or 53.4%, compared to $196.9 million in the same prior year quarter. The increase in premium revenue was driven by the addition of HCIC, our Northern Arizona joint venture, which became effective on October 1, 2015, as well as membership growth in our other health plan product lines. As of December 31, 2015, total lives served across all health plans increased 119.3%, compared to the same prior year quarter. Excluding HCIC, total health plan lives increased 20.6% for the quarter ended December 31, 2015, when compared to the same prior year quarter.

Service and other revenue — Service and other revenue was $11.2 million for the quarter ended December 31, 2015, compared to $8.0 million in the same prior year quarter. During the quarter ended December 31, 2015, we recognized $4.9 million of HIF related revenue in connection with the Health Reform Law, compared to $2.9 million in the same prior year quarter.

Salaries and benefits — Salaries and benefits expense for the quarter ended December 31, 2015, was $16.9 million, or 5.4% of premium, service and other revenue, compared to $12.7 million, or 6.2% of premium, service and other revenue in the same prior year quarter. The decrease in salaries and benefits expense as a percentage of premium, service and other revenue is due primarily to the growth in premium revenue.

Medical claims — Medical claims expense was $270.7 million for the quarter ended December 31, 2015, compared to $179.9 million in the same prior year quarter. Medical claims expense as a percentage of premium revenue, or MLR, related to our health plan products was 89.6% for the quarter ended December 31, 2015, compared to 91.4% in the same prior year quarter. The decline in our MLR for the quarter ended December 31, 2015, compared to the same prior year quarter, was primarily attributable to improvements in medical costs resulting from effectively managing the care of Arizona’s childless adult population subsequent to the expansion of the state’s Medicaid program on January 1, 2014.

Other operating expenses — Other operating expenses for the quarter ended December 31, 2015, were $17.6 million, or 5.6% of premium, service and other revenue, compared to $13.0 million, or 6.3% of premium, service and other revenue in the same prior year quarter. Other operating expenses as a percentage of premium, service and other revenue decreased primarily as a result of the growth in premium revenue.

LIQUIDITY AND CAPITAL RESOURCES

Overview of Cash Flow Activities for the Quarter Ended December 31, 2015 and 2014

Our cash flows are summarized as follows (in thousands):

	Quarter Ended December 31,
	2015	2014
Cash flows from operating activities	$(7,038)	$(11,477)
Cash flows from investing activities	$(44,949)	$(29,485)
Cash flows from financing activities	$(9,914)	$(5,380)

Operating Activities

Cash flows used in operating activities were $7.0 million for the quarter ended December 31, 2015, compared to $11.5 million in the same prior year quarter.

At December 31, 2015, we had $465.3 million in net working capital, compared to $508.7 million at September 30, 2015. Net accounts receivable increased $22.4 million to $340.2 million at December 31, 2015, from $317.7 million at September 30, 2015.

Investing Activities

Cash flows used in investing activities were $44.9 million for the quarter ended December 31, 2015, compared to $29.5 million in the same prior year quarter. Included in investing activities for the quarter ended December 31, 2015, is $3.4 million related to our current conversion to a new integrated clinical and revenue cycle system.

Financing Activities

Cash flows used in financing activities were $9.9 million for the quarter ended December 31, 2015, compared to $5.4 million in the same prior year quarter. Distributions to non-controlling interests were $3.3 million for the quarter ended December 31, 2015, compared to $1.9 million in the prior year quarter. During quarter ended December 31, 2015, we made finance obligation payments totaling $2.1 million related to our current conversion to a new integrated clinical and revenue cycle system.

Capital Resources

As of December 31, 2015, we had the following debt arrangements:

•	up to $1.325 billion senior secured credit facilities; and

•	$849.9 million in 8.375% senior notes due 2019.

At December 31, 2015, amounts outstanding under our senior secured credit facilities consisted of $976.9 million in term loans. In addition, we had $3.7 million in letters of credit outstanding under the revolving credit facility. The weighted average interest rate of outstanding borrowings under the senior secured credit facilities was 4.6% for both the quarters ended December 31, 2015 and 2014.

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

8.375% Senior Notes due 2019

We, together with our wholly owned subsidiary IASIS Capital Corporation (together, the “Issuers”) issued an $850.0 million aggregate principal amount of Senior Notes, which mature on May 15, 2019, pursuant to an indenture, dated as of May 3, 2011 (the “Indenture”), among the Issuers and certain of the Issuers’ wholly owned domestic subsidiaries that guarantee the Senior Secured Credit Facilities (the “Notes Guarantors”). The Indenture provides that the Senior Notes are general unsecured, senior obligations of the Issuers, and initially will be unconditionally guaranteed on a senior unsecured basis by certain of our subsidiaries.

At December 31, 2015, the outstanding principal balance of the Senior Notes was $849.9 million. The Senior Notes bear interest at a rate of 8.375% per annum, payable semi-annually, in cash in arrears, on May 15 and November 15 of each year.

The Issuers may redeem the Senior Notes in whole or in part, at any time at a price equal to 104.188% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest and special interest, if any, to but excluding the redemption date, subject to compliance with certain conditions. Each subsequent year the redemption price declines 2.093 percentage points until 2017, at which point and thereafter the redemption price is equal to 100% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest and special interest, if any, to but excluding the redemption date.

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

Capital Expenditures

We plan to finance our proposed capital expenditures with cash generated from operations, borrowings under our Senior Secured Credit Facilities and other capital sources that may become available. We continue to expect our capital expenditures for fiscal 2016 to be $145.0 million to $155.0 million, including $37.0 million to $42.0 million in hardware and software costs related to the conversion of our clinical and revenue information systems.

Liquidity

We rely on cash generated from our operations as our primary source of liquidity, as well as available credit facilities, project and bank financings and the issuance of long-term debt. From time to time, we have also utilized operating lease transactions that are sometimes referred to as off-balance sheet arrangements. We expect that our future funding for working capital needs, capital expenditures, long-term debt repayments and other financing activities will continue to be provided from some or all of these sources. Each of our existing and projected sources of cash is impacted by operational and financial risks that influence the overall amount of cash generated and the capital available to us. For example, cash generated by our business operations may be impacted by, among other things, economic downturns, federal and state budget initiatives, weather-related catastrophes and adverse industry conditions. Our future liquidity will be impacted by our ability to access capital markets, which may be restricted due to our credit ratings, general market conditions, leverage capacity and by existing or future debt agreements. For a further discussion of risks that can impact our liquidity, see Item 1A, “Risk Factors” in our 2015 Form 10-K.

Including available cash at December 31, 2015, we have available liquidity as follows (in millions):

Cash and cash equivalents	$316.6
Cash collateral for certain letters of credit and other items	(87.4)
Available capacity under our senior secured revolving credit facility	296.3

Net available liquidity at December 31, 2015	$525.5

Net available liquidity assumes 100% participation from all lenders currently committed under our senior secured revolving credit facility. In addition to our available liquidity, we expect to generate sufficient operating cash flows in fiscal 2016. We also intend to utilize proceeds from our financing activities as needed.

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

We are unable at this time to extend our evaluation of the sufficiency of our liquidity beyond three years. In addition, we cannot assure you that our operating performance will generate sufficient cash flow from operations or that future borrowings will be available under our Senior Secured Credit Facilities, or otherwise, to enable us to grow our business, service our indebtedness, or make anticipated capital expenditures and tax payments. For more information, see Item 1A. “Risk Factors” in our 2015 Form 10-K.

We and our subsidiaries, affiliates, IAS and/or significant stockholders of IAS may from time to time seek to retire or purchase our outstanding debt (including publicly issued debt) through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

One element of our business strategy is to selectively pursue acquisitions and strategic alliances in existing and new markets. Any acquisitions or strategic alliances may result in the incurrence, or assumption by us, of additional indebtedness. We continually assess our capital needs and may seek additional financing, including debt or equity as considered necessary to fund capital expenditures and potential acquisitions or for other corporate purposes. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. For more information, see Item 1A. “Risk Factors” in our 2015 Form 10-K.

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

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We do not, however, hold or issue financial instruments or derivatives for trading or speculative purposes. At December 31, 2015, the following components of our Senior Secured Credit Facilities bear interest at variable rates at specified margins above either the agent bank’s alternate base rate or the LIBOR rate: (i) a $1.025 billion, seven-year term loan; and (ii) a $300.0 million, five-year revolving credit facility. As of December 31, 2015, we had outstanding variable rate debt of $976.9 million.

We have managed our market exposure to changes in interest rates by implementing a comprehensive interest rate hedging strategy that includes converting variable rate debt to fixed rate debt. We have previously executed interest rate swaps for non-trading and non-speculative purposes with Citibank and Barclays, as counterparties, with notional amounts totaling $350.0 million, of which $50.0 million expired on September 30, 2014 and $100.0 million expired on September 30, 2015. The remaining agreement was effective March 28, 2013 and expires September 30, 2016, and has an annual rate of 2.2%. Our interest rate hedging agreement exposes us to credit risk in the event of non-performance by our counterparty, Citibank. However, we do not anticipate non-performance by our counterparty.

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

Evaluations of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Changes in Internal Control Over Financial Reporting

During the first fiscal quarter of the period covered by this Report, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Reference is made to the factors set forth under the caption “Forward-Looking Statements” in Part I, Item 2 of this Form 10-Q and other risk factors disclosed in our 2015 Form 10-K, which are incorporated herein by reference. There have not been any material changes to the risk factors previously disclosed in our 2015 Form 10-K.

Item 6.	Exhibits

(a) List of Exhibits:

Exhibits: See the Index to Exhibits at the end of this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IASIS HEALTHCARE LLC

Date: February 16, 2016	By:	/s/ John M. Doyle
John M. Doyle
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from our quarterly report on Form 10-Q for the quarter ended December 31, 2015, filed with the SEC on February 16, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated balance sheets at December 31, 2015 and September 30, 2015, (ii) the condensed consolidated statements of operations for the quarters ended December 31, 2015 and 2014, (iii) the condensed consolidated statements of comprehensive loss for the quarters ended December 31, 2015 and 2014, (iv) the condensed consolidated statement of equity, (v) the condensed consolidated statements of cash flows for the quarters ended December 31, 2015 and 2014, and (vi) the notes to the condensed consolidated financial statements (tagged as blocks of text). (1)

(1)	The XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.