Form 10-Q
period 2016-03-31
IASIS Healthcare LLC
filed 2016-05-16
CIK 1294632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of May 16, 2016, 100% of the registrant’s common interests outstanding (all of which are privately owned and are not traded on any public market) were owned by IASIS Healthcare Corporation, its sole member.

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	March 31, 2016	September 30, 2015
	(unaudited)
ASSETS

Cash and cash equivalents	$367,547	$378,513
Accounts receivable, net	342,413	317,729
Inventories	63,609	62,593
Deferred income taxes	—	2,645
Prepaid expenses and other current assets	167,268	200,555

Total current assets	940,837	962,035

Property and equipment, net	930,918	894,766
Goodwill	821,339	821,339
Other intangible assets, net	18,211	19,896
Other assets, net	60,706	55,596

Total assets	$2,772,011	$2,753,632

LIABILITIES AND EQUITY

Accounts payable	$132,394	$131,152
Salaries and benefits payable	76,891	80,833
Accrued interest payable	27,715	26,896
Medical claims payable	132,504	104,296
Other accrued expenses and current liabilities	111,090	98,324
Current portion of long-term debt, capital leases and other long-term obligations	23,957	11,816

Total current liabilities	504,551	453,317

Long-term debt, capital leases and other long-term obligations	1,846,440	1,842,714
Deferred income taxes	105,632	118,477
Other long-term liabilities	93,373	95,553

Non-controlling interests with redemption rights	113,962	114,922

Member’s equity	94,487	117,847
Non-controlling interests	13,566	10,802

Total equity	108,053	128,649

Total liabilities and equity	$2,772,011	$2,753,632

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands)

	Quarter Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Revenues
Acute care revenue before provision for bad debts	$598,194	$551,590	$1,179,595	$1,105,506
Less: Provision for bad debts	(98,881)	(80,726)	(190,696)	(170,078)

Acute care revenue	499,313	470,864	988,899	935,428
Premium, service and other revenue	321,974	225,963	635,236	430,937

Total revenue	821,287	696,827	1,624,135	1,366,365

Costs and expenses
Salaries and benefits (includes stock-based compensation of $1,737, $1,841, $3,344 and $3,706, respectively)	252,269	237,268	497,127	468,199
Supplies	84,113	80,140	168,964	160,191
Medical claims	268,030	176,059	534,737	352,031
Rentals and leases	21,968	19,088	43,300	37,797
Other operating expenses	148,137	113,746	277,887	226,967
Medicare and Medicaid EHR incentives	(48)	(2,235)	(490)	(5,650)
Interest expense, net	34,033	31,854	66,643	64,217
Depreciation and amortization	27,057	21,555	53,250	44,186
Management fees	1,250	1,250	2,500	2,500

Total costs and expenses	836,809	678,725	1,643,918	1,350,438

Earnings (loss) from continuing operations before gain (loss) on disposal of assets and income taxes	(15,522)	18,102	(19,783)	15,927
Gain (loss) on disposal of assets, net	237	394	725	(454)

Earnings (loss) from continuing operations before income taxes	(15,285)	18,496	(19,058)	15,473

Income tax expense (benefit)	(4,885)	9,747	(5,377)	7,093

Net earnings (loss) from continuing operations	(10,400)	8,749	(13,681)	8,380

Earnings (loss) from discontinued operations, net of income taxes	167	(1,806)	(3,886)	(3,306)

Net earnings (loss)	(10,233)	6,943	(17,567)	5,074

Net earnings attributable to non-controlling interests	(2,602)	(2,763)	(5,403)	(5,050)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(12,835)	$4,180	$(22,970)	$24

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In Thousands)

	Quarter Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Net earnings (loss)	$(10,233)	$6,943	$(17,567)	$5,074

Other comprehensive income
Change in fair value of highly effective interest rate hedges	487	339	976	745

Other comprehensive income before income taxes	487	339	976	745

Change in income tax expense	(178)	(124)	(356)	(273)

Other comprehensive income, net of income taxes	309	215	620	472

Comprehensive income (loss)	(9,924)	7,158	(16,947)	5,546

Net earnings attributable to non-controlling interests	(2,602)	(2,763)	(5,403)	(5,050)

Comprehensive income (loss) attributable to IASIS Healthcare LLC	$(12,526)	$4,395	$(22,350)	$496

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

(In Thousands)

	Non-controlling
	Interests with		Non-
	Redemption	Member’s	controlling
	Rights	Equity	Interests	Total Equity
Balance at September 30, 2015	$114,922	$117,847	$10,802	$128,649
Net earnings (loss)	2,639	(22,970)	2,764	(20,206)
Distributions to non-controlling interests	(5,563)	—	—	—
Repurchase of non-controlling interests	(960)	—	—	—
Stock-based compensation	—	3,344	—	3,344
Other comprehensive income	—	620	—	620
Other	(1,430)	—	—	—
Adjustment to redemption value of non-controlling interests with redemption rights	4,354	(4,354)	—	(4,354)

Balance at March 31, 2016	$113,962	$94,487	$13,566	$108,053

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	Six Months Ended
	March 31,
	2016	2015
Cash flows from operating activities
Net earnings (loss)	$(17,567)	$5,074
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	53,250	44,186
Amortization of loan costs	4,012	3,942
Amortization of deferred gain on sale-leaseback transaction	(1,248)	(1,248)
Change in physician minimum revenue guarantees	2,050	1,871
Stock-based compensation	3,344	3,706
Deferred income taxes	(8,512)	7,967
Loss (gain) on disposal of assets, net	(725)	454
Loss from discontinued operations, net	3,886	3,306
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	(24,684)	(27,323)
Inventories, prepaid expenses and other current assets	30,091	(42,615)
Accounts payable, other accrued expenses and other accrued liabilities	34,155	18,623

Net cash provided by operating activities — continuing operations	78,052	17,943
Net cash provided by (used in) operating activities — discontinued operations	637	(755)

Net cash provided by operating activities	78,689	17,188

Cash flows from investing activities
Purchases of property and equipment	(62,050)	(56,281)
Cash paid for acquisitions, net	(2,311)	(3,900)
Cash received (paid) related to divestiture	(5,869)	41,364
Proceeds from sale of assets	166	337
Change in other assets, net	399	(797)

Net cash used in investing activities — continuing operations	(69,665)	(19,277)
Net cash used in investing activities — discontinued operations	—	(341)

Net cash used in investing activities	(69,665)	(19,618)

Cash flows from financing activities
Payment of long-term debt, capital leases and other long-term obligations	(8,288)	(6,708)
Payment of debt financing costs	(5,179)	—
Distributions to non-controlling interests	(5,563)	(4,438)
Cash paid for the repurchase of non-controlling interests	(960)	(1,018)

Net cash used in financing activities — continuing operations	(19,990)	(12,164)
Net cash used in financing activities — discontinued operations	—	(6)

Net cash used in financing activities	(19,990)	(12,170)

Change in cash and cash equivalents	(10,966)	(14,600)
Cash and cash equivalents at beginning of period	378,513	341,180

Cash and cash equivalents at end of period	$367,547	$326,580

Supplemental disclosure of cash flow information:
Cash paid for interest	$60,258	$61,991

Cash paid for (received from) income taxes, net	$(11,411)	$12,366

Supplemental disclosure of non-cash information:
Financing obligation related to integrated clinical and revenue cycle system conversion	$23,409	$—

See accompanying notes.

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

The unaudited condensed consolidated financial statements as of and for the quarters and six months ended March 31, 2016 and 2015, reflect the financial position, results of operations and cash flows of IASIS Healthcare LLC (“IASIS” or the “Company”). The Company’s sole member and parent company is IASIS Healthcare Corporation (“Holdings” or “IAS”).

IASIS provides high quality affordable healthcare services primarily in higher growth markets. At March 31, 2016, we owned or leased 17 acute care hospital facilities and one behavioral health hospital facility with a total of 3,661 licensed beds, several outpatient service facilities and 147 physician clinics.

IASIS’ continuing operations are in various regions including:

•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	six cities in Texas, including Houston and San Antonio; and

•	West Monroe, Louisiana.

The Company also owns and operates a managed care organization and insurer that manages healthcare services for more than 656,200 members through Health Choice Arizona, Inc. and related entities (“Health Choice” or the “Plan”), which includes multiple health plans, accountable care networks and managed care solutions. The Plan is headquartered in Phoenix, Arizona, with offices in Tampa, Florida and Salt Lake City, Utah.

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

General and Administrative

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company include the IASIS corporate office costs (excluding stock-based compensation costs), which were $13.5 million and $12.9 million for the quarters ended March 31, 2016 and 2015, respectively, and $24.5 million and $27.5 million for the six months ended March 31, 2016 and 2015, respectively.

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

As of March 31, 2016, the Company has restricted the use of $3.9 million of cash primarily for the purpose of meeting certain risk-based capital requirements in the Company’s managed care operations.

Stock-Based Compensation

Although IASIS has no stock option plan, or outstanding stock options or other equity awards, the Company, through its parent, IAS, grants stock options for a fixed number of common shares and restricted stock units (“RSUs”) to its employees. The Company accounts for these stock-based incentive awards under the measurement and recognition provisions of Accounting Standards Codification (“ASC”) 718, Compensation—Stock Compensation (“ASC 718”). Accordingly, the Company applies the fair value recognition provisions requiring all share-based payments to employees, including grants of employee stock options and RSUs, to be measured based on the grant-date fair value of the awards, with the resulting expense recognized in the income statement. In accordance with the provisions of ASC 718, the Company uses the Black-Scholes-Merton valuation model in determining the fair value of its share-based payments. Compensation cost for time-vested options and RSUs will generally be amortized on a straight-line basis over the requisite service periods of the awards, generally equal to the awards’ vesting periods, while compensation cost for options with market-based conditions are recognized on a graded schedule generally over the awards’ vesting periods.

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

The carrying value and fair value of the Company’s senior secured term loan facility and its 8.375% senior notes due 2019 (the “Senior Notes”) as of March 31, 2016 and September 30, 2015, were as follows (in thousands):

	Carrying Amount		Fair Value
	March 31, 2016	September 30, 2015	March 31, 2016	September 30, 2015
Senior secured term loan facility	$972,808	$977,477	$969,461	$980,592
Senior Notes	847,531	847,147	837,152	875,397

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

The following table provides the components of discontinued operations (in thousands):

	Quarter Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Acute care revenue less provision for bad debts	$(70)	$6,691	$(410)	$29,863

Earnings (loss) before income taxes	270	(4,717)	(5,982)	(6,873)
Income tax expense (benefit) from discontinued operations	103	(2,911)	(2,096)	(3,567)

Earnings (loss) from discontinued operations, net of income taxes	$167	$(1,806)	$(3,886)	$(3,306)

Effective January 23, 2015, the Company completed the sale of its Nevada operations. The aggregate proceeds from the sale were $36.1 million (net of final working capital settlement), which resulted in a loss on the sale of assets totaling $14.4 million. Of this loss, $0.4 million and $7.5 million was recognized in the years ended September 30, 2015 and 2014, respectively. During the six months ended March 31, 2016, the Company recognized an additional $5.9 million loss related to the settlement of net working capital. The loss is included in discontinued operations in the accompanying unaudited condensed consolidated statement of operations.

Recent Accounting Pronouncements

Newly Adopted

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment—Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. Among other provisions and in addition to expanded disclosures, ASU No. 2014-08 changes the definition of what components of an entity qualify for discontinued operations treatment and reporting from a reportable segment, operating segment, reporting unit, subsidiary or asset group to only those components of an entity that represent a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. Additionally, ASU No. 2014-08 requires disclosure about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements, including the pretax profit or loss attributable to the component of an entity for the period in which it is disposed of or is classified as held for sale. The disclosure of this information is required for all of the same periods that are presented in the entity’s results of operations for the period. The provisions of ASU No. 2014-08 are effective prospectively for all disposals or classifications as held for sale of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. The Company’s adoption of this authoritative guidance effective October 1, 2015, did not impact its unaudited condensed consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes”. Under ASU No. 2015-17, organizations that present a classified balance sheet are required to classify all deferred taxes as noncurrent assets or noncurrent liabilities. The provisions of ASU No. 2015-17 are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The Company has adopted ASU No. 2015-17, and accordingly, all deferred taxes are classified as noncurrent liabilities in the Company’s accompanying unaudited condensed consolidated balance sheet at March 31, 2016.

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

In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires lessees to recognize lease assets and lease liabilities on the balance sheet, including leases previously classified as operating. In addition, ASU 2016-02 implements changes to the lease classification criteria for lessors and eliminates portions of the previous real estate leasing guidance. ASU 2016-02 will become effective for fiscal years beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the effect of the new lease accounting guidance. We believe the primary effect of adopting the new standard will be to record assets and obligations for current operating leases.

In March 2016, the FASB issued ASU 2016-09 “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which affects all entities that issue share-based payment awards to their employees. ASU 2016-09 simplifies the accounting for share-based payment transactions, including the income tax consequences and classification on the balance sheet and statement of cash flows. Portions of the guidance will only impact non-public entities. ASU 2016-09 will become effective for fiscal years beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the effect of the new share-based payment accounting guidance.

2. REVENUE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Acute Care Revenue and Accounts Receivable

The Company’s healthcare facilities have entered into agreements with third-party payors, including government programs (Medicare, Medicaid and TRICARE), managed care health plans, including Medicare and Medicaid managed care health plans, commercial insurance companies and employers under which the facilities are paid based upon established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges. Additionally, the Company offers discounts through its uninsured discount program to all uninsured patients receiving healthcare services who do not qualify for assistance under state Medicaid, other federal or state assistance plans, or charity care.

In the ordinary course of business, the Company provides care without charge to patients who are financially unable to pay for the healthcare services they receive. Because the Company does not pursue collection of amounts determined to qualify as charity care, they are not reported in acute care revenue. Accordingly, the Company records revenue deductions for patient accounts that meet its guidelines for charity care. The Company provides charity care to patients with income levels below 200% of the federal poverty level (“FPL”). Additionally, at all of the Company’s hospitals, a sliding scale of reduced rates is offered to uninsured patients who are not covered through federal, state or private insurance, with incomes between 200% and 400% of the FPL.

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

	Quarter Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Medicare	18.2%	20.5%	18.9%	19.8%
Managed Medicare	10.3	10.1	10.4	10.1
Medicaid and managed Medicaid	11.9	12.8	12.4	12.7
Managed care and other	44.3	41.3	43.4	41.9
Self-pay	15.3	15.3	14.9	15.5

Total	100.0%	100.0%	100.0%	100.0%

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

At March 31, 2016 and September 30, 2015, the Company’s net self-pay receivables, including amounts due from uninsured patients and co-payment and deductible amounts due from insured patients, were $275.0 million and $276.7 million, respectively. At March 31, 2016 and September 30, 2015, the Company’s allowance for doubtful accounts was $211.4 million and $210.1 million, respectively.

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

Effective October 1, 2015, Health Choice’s joint venture, Health Choice Integrated Care LLC (“HCIC”) entered into a contract with the Arizona Department of Health Services (“ADHS”) to operate an integrated acute and behavioral health plan in Northern Arizona. The contract has an initial term of three years and includes two additional two-year renewal options that can be exercised at the discretion of ADHS. The contract is terminable by ADHS following HCIC’s failure to carry out a material contract term, condition or obligation. As of March 31, 2016, HCIC provided standalone behavioral health benefits for 226,200 plan members.

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

The sources of Health Choice’s premium, service and other revenue by major product line are summarized as follows:

	Quarter Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Medicaid and Exchange plans	87.4%	81.5%	86.9%	81.8%
MAPD SNP	9.7	13.4	9.8	13.7
Service and other	2.9	5.1	3.3	4.5

Total	100.0%	100.0%	100.0%	100.0%

3. LONG-TERM DEBT, CAPITAL LEASES AND OTHER LONG-TERM OBLIGATIONS

Long-term debt, capital leases and other long-term obligations consist of the following (in thousands):

	March 31, 2016	September 30, 2015
Senior secured term loan facility	$972,808	$977,477
Senior Notes	847,531	847,147
Capital leases and other long-term obligations	50,058	29,906

	1,870,397	1,854,530
Less current maturities	23,957	11,816

	$1,846,440	$1,842,714

As of March 31, 2016 and September 30, 2015, the senior secured term loan facility balance reflects an original issue discount (“OID”) of $1.6 million and $1.9 million, respectively, which is net of accumulated amortization of $3.5 million and $3.2 million, respectively. The Senior Notes balance reflects an OID of $2.4 million and $2.7 million, respectively, which is net of accumulated amortization of $3.7 million and $3.4 million, respectively.

As of March 31, 2016 and September 30, 2015, capital leases and other long-term obligations includes financing obligations totaling $21.1 million and $21.7 million, respectively, resulting from the Company’s sale-leaseback transactions. Additionally, as of March 31, 2016, capital leases and other long-term obligations includes a financing obligation totaling $21.0 million related to the Company’s current conversion to a new integrated clinical and revenue cycle system.

Senior Secured Credit Facilities

Amended Term Loan Facility

The Company is party to a senior credit agreement (the “Amended and Restated Credit Agreement”) with Wilmington Trust, National Association, as administrative agent, which provides for a $1.025 billion senior secured term loan facility maturing in May 2018 (the “Term Loan Facility”). Principal under the Term Loan Facility is due in equal quarterly installments in an aggregate annual amount equal to 1% of the principal amount of $1.007 billion outstanding as of the effective date, February 20, 2013, of a repricing amendment, with the remaining balance due upon maturity of the Term Loan Facility.

Borrowings under the Term Loan Facility bear interest at a rate per annum equal to, at the Company’s option, either (1) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate (determined by reference to The Wall Street Journal) and (c) a one-month LIBOR rate, subject to a floor of 1.25%, plus 1.00%, in each case, plus a margin of 2.25% per annum or (2) the LIBOR rate for the interest period relevant to such borrowing, subject to a floor of 1.25%, plus a margin of 3.25% per annum.

The Term Loan Facility is unconditionally guaranteed by IAS and certain subsidiaries of the Company (collectively, the “Subsidiary Guarantors”; IAS and the Subsidiary Guarantors, the “Guarantors”) and is required to be guaranteed by all future material wholly-owned subsidiaries of the Company, subject to certain exceptions. All obligations under the Amended and Restated Credit Agreement are secured, subject to certain exceptions, by substantially all of the Company’s assets and the assets of the Guarantors, including (1) a pledge of 100% of the equity interests of the Company and the equity interests held by the Company and the Subsidiary Guarantors, subject to certain exceptions, (2) mortgage liens on all of the Company’s material real property and that of the Guarantors and (3) all proceeds of the foregoing.

The Amended and Restated Credit Agreement requires the Company to mandatorily prepay borrowings under the Term Loan Facility with net cash proceeds of certain asset dispositions, following certain casualty events, following certain borrowings or debt issuances and from a percentage of annual excess cash flow.

The Amended and Restated Credit Agreement contains certain restrictive covenants, including, among other things: (1) limitations on the incurrence of debt and liens; (2) limitations on investments other than, among other exceptions, certain acquisitions that meet certain conditions; (3) limitations on the sale of assets outside of the ordinary course of business; (4) limitations on dividends and distributions; and (5) limitations on transactions with affiliates, in each case, subject to certain exceptions. The Amended and Restated Credit Agreement also contains certain customary events of default, including, without limitation, a failure to make payments under the Term Loan Facility, cross-defaults, certain bankruptcy events and certain change of control events.

Revolving Credit Facility

The Company is party to a revolving credit agreement (the “Revolving Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent, which provides for a $207.4 million senior secured revolving credit facility, of which up to $125.0 million may be utilized for the issuance of letters of credit (the “Revolving Credit Facility”). The Revolving Credit Facility matures in February 2021 (the “Stated Revolver Maturity Date”), provided that, if prior to the Stated Revolver Maturity Date, (x) any loans are outstanding under the Term Loan Facility on the date that is 91 days prior to the maturity date under the Term Loan Facility (such date, the “Springing Term Maturity Date”) or (y) any notes are outstanding under the Company’s indenture, dated as of May 3, 2011, by and among IASIS, IAS and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the Company’s 8.375% Senior Notes due 2019 (the “Indenture”), on the date that is 91 days prior to the maturity date under the Indenture (such date, the “Springing Notes Maturity Date”), then the maturity date will automatically become the earlier of the Springing Term Maturity Date or the Springing Notes Maturity Date.

The Revolving Credit Agreement provides the Company with the right to request additional commitments under the Revolving Credit Facility without the consent of the lenders thereunder, subject to a cap on aggregate commitments of $300.0 million, a pro forma senior secured net leverage ratio (as defined in the Revolving Credit Agreement) of less than or equal to 3.75 to 1.00 and customary conditions precedent.

The Revolving Credit Facility does not require installment payments prior to maturity.

Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to, at the Company’s option, either (1) a base rate determined by reference to the highest of (a) the prime rate of JPMorgan, (2) the federal funds rate plus 0.50% and (3) a LIBOR rate subject to certain adjustments plus 1.00%, in each case, plus a margin of 2.50% per annum or (2) the LIBOR rate for the interest period relevant to such borrowing, plus a margin of 3.50% per annum. In addition to paying interest on outstanding principal under the Revolving Credit Facility, the Company is required to pay a commitment fee on the unutilized commitments under the Revolving Credit Facility, as well as pay customary letter of credit fees and agency fees.

The Revolving Credit Facility is unconditionally guaranteed by the Guarantors and is required to be guaranteed by all future material wholly-owned subsidiaries of the Company, subject to certain exceptions. All obligations under the Revolving Credit Agreement are secured, subject to certain exceptions, by substantially all of the Company’s assets and the assets of the Guarantors, including (1) a pledge of 100% of the equity interests of the Company and the equity interests held by the Company and the Subsidiary Guarantors, subject to certain exceptions, (2) mortgage liens on all of the Company’s material real property and that of the Guarantors and (3) all proceeds of the foregoing.

The Revolving Credit Agreement contains restrictive covenants and events of default substantially similar to the restrictive covenants and events of default in the Amended and Restated Credit Agreement; provided, that under the Revolving Credit Agreement, the Company is required to maintain, on a quarterly basis, a maximum senior secured gross leverage ratio (as defined in the Revolving Credit Agreement). In addition, certain of the baskets available to the Company under the negative covenants in the Amended and Restated Credit Agreement are suspended under the Revolving Credit Agreement until such time, if any, as the Company has consummated a qualifying underwritten public offering and achieved a specified total gross leverage ratio (as defined in the Revolving Credit Agreement).

8.375% Senior Notes due 2019

The Company, together with its wholly owned subsidiary IASIS Capital Corporation (together, the “Issuers”), issued $850.0 million aggregate principal amount of Senior Notes, which mature on May 15, 2019, pursuant to the Indenture. The Indenture provides that the Senior Notes are general unsecured, senior obligations of the Issuers, and initially will be unconditionally guaranteed on a senior unsecured basis by certain of the Company’s subsidiaries.

At March 31, 2016, the outstanding principal balance of the Senior Notes was $849.9 million. The Senior Notes bear interest at a rate of 8.375% per annum, payable semi-annually, in cash in arrears, on May 15 and November 15 of each year.

The Issuers may redeem the Senior Notes, in whole or in part, at any time, at a price equal to 102.094% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest and special interest, if any, to but excluding the redemption date. Each subsequent year the redemption price declines 2.094 percentage points until 2017, at which point and thereafter the redemption price is equal to 100% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest and special interest, if any, to but excluding the redemption date.

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

4. GOODWILL

The following table presents the changes, if any, in the carrying amount of goodwill (in thousands):

	Acute Care	Health Choice	Total
Balance at September 30, 2015	$815,582	$5,757	$821,339
Adjustments	—	—	—

Balance at March 31, 2016	$815,582	$5,757	$821,339

5. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of income taxes, are as follows (in thousands):

	March 31, 2016	September 30, 2015
Fair value of interest rate hedges	$(994)	$(1,970)
Income tax benefit	492	848

Accumulated other comprehensive loss	$(502)	$(1,122)

6. INCOME TAXES

For the quarter ended March 31, 2016, the Company recorded an income tax benefit of $4.9 million, resulting in an effective tax rate of (32.0%), compared to income tax expense of $9.7 million, for an effective tax rate of 52.7% in the prior year quarter. For the six months ended March 31, 2016, the Company recorded an income tax benefit of $5.4 million, for an effective tax rate of (28.2%), compared to income tax expense of $7.1 million, for an effective tax rate of 45.8% in the prior year period. The change in the effective tax rate was primarily attributable to (1) an increase in the non-deductible health insurer fee, and (2) a decrease in net earnings from continuing operations, which altered the rate impact of non-deductible expenses, non-controlling interests, and state income taxes including the Texas margins tax.

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

Professional, General and Workers’ Compensation Liability Risks

The Company is subject to claims and legal actions incidental to the Company’s business, including claims relating to patient treatment and personal injuries. To cover these types of claims and actions, the Company maintains professional and general liability insurance in excess of self-insured retentions through a commercial insurance carrier in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is currently not a party to any proceedings that, in the Company’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company expenses an estimate of the costs it expects to incur under the self-insured retention exposure for professional and general liability claims using historical claims data, demographic factors, severity factors, current incident logs and other actuarial analysis. At March 31, 2016 and September 30, 2015, the Company’s professional and general liability accrual for asserted and unasserted claims totaled $52.5 million and $52.7 million, respectively, with the current portion totaling $15.0 million at both periods. The semi-annual valuations from the Company’s independent actuary for professional and general liability losses resulted in a changes related to estimates for prior years that impacted professional and general liability expense with an increase of $11.9 million during the quarter and six months ended March 31, 2016, and a decrease of $4.1 million during the quarter and six months ended March 31, 2015.

The Company is subject to claims and legal actions in the ordinary course of business relative to workers’ compensation matters. To cover these types of claims, the Company maintains workers’ compensation insurance coverage with a self-insured retention. The Company accrues the costs of workers’ compensation claims based upon estimates derived from its claims experience.

Health Choice

Health Choice has entered into capitated contracts whereby the Plan provides healthcare services in exchange for fixed periodic and supplemental payments from AHCCCS, ADHS and CMS. These services are provided regardless of the actual costs incurred to provide these services. The Plan receives reinsurance and other supplemental payments from AHCCCS to cover certain costs of healthcare services that exceed certain thresholds. The Company believes the capitated payments, together with reinsurance and other supplemental payments are sufficient to pay for the services Health Choice is obligated to deliver. As of March 31, 2016, the Company has provided performance guaranties in the form of a letter of credit totaling $60.0 million for the benefit of AHCCCS, a surety bond for the benefit of ADHS totaling $20.8 million and a demand note totaling $12.0 million for the benefit of CMS to support its obligations under the Health Choice contracts to provide and pay for the related healthcare services. The amount of these performance guaranties are generally based in part upon the membership in the Plan and the related capitation revenue paid to Health Choice.

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

Other

On January 14, 2016, CMS entered into a Systems Improvement Agreement (“SIA”), with the Company’s Houston hospital, St. Joseph Medical Center (“SJMC”). CMS agreed to stay the scheduled termination of SJMC’s Medicare Provider Agreement during the pendency of the SIA, an action which resulted from surveys of the hospital that identified alleged failures to comply with certain Medicare program conditions of participation. As required by the terms of the SIA, the Company has retained an independent consultant to conduct a comprehensive review, including analysis of the hospital’s current operations, and develop a remediation plan. The SIA is scheduled to expire 18 months after its effective date, following an on-site survey by CMS, provided that SJMC demonstrates compliance with the Medicare conditions of participation for hospitals.

8. SEGMENT INFORMATION

The Company’s reportable operating segments consist of (1) acute care hospitals and related healthcare businesses, collectively and (2) Health Choice. The following is a financial summary by business segment for the periods indicated (in thousands):

	For the Quarter Ended March 31, 2016
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue before provision for bad debts	$598,194	$—	$—	$598,194
Less: Provision for bad debts	(98,881)	—	—	(98,881)

Acute care revenue	499,313	—	—	499,313
Premium, service and other revenue	—	321,974	—	321,974
Revenue between segments	4,499	—	(4,499)	—

Total revenue	503,812	321,974	(4,499)	821,287

Salaries and benefits (excludes stock-based compensation)	232,018	18,514	—	250,532
Supplies	83,864	249	—	84,113
Medical claims	—	272,529	(4,499)	268,030
Rentals and leases	20,995	973	—	21,968
Other operating expenses	130,623	17,514	—	148,137
Medicare and Medicaid EHR incentives	(48)	—	—	(48)

Adjusted EBITDA(1)	36,360	12,195	—	48,555

Interest expense, net	34,033	—	—	34,033
Depreciation and amortization	25,706	1,351	—	27,057
Stock-based compensation	1,737	—	—	1,737
Management fees	1,250	—	—	1,250

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(26,366)	10,844	—	(15,522)
Gain on disposal of assets, net	237	—	—	237

Earnings (loss) from continuing operations before income taxes	$(26,129)	$10,844	$—	$(15,285)

	For the Quarter Ended March 31, 2015
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue before provision for bad debts	$551,590	$—	$—	$551,590
Less: Provision for bad debts	(80,726)	—	—	(80,726)

Acute care revenue	470,864	—	—	470,864
Premium, service and other revenue	—	225,963	—	225,963
Revenue between segments	3,894	—	(3,894)	—

Total revenue	474,758	225,963	(3,894)	696,827

Salaries and benefits (excludes stock-based compensation)	221,051	14,376	—	235,427
Supplies	79,993	147	—	80,140
Medical claims	—	179,953	(3,894)	176,059
Rentals and leases	18,391	697	—	19,088
Other operating expenses	96,680	17,066	—	113,746
Medicare and Medicaid EHR incentives	(2,235)	—	—	(2,235)

Adjusted EBITDA(1)	60,878	13,724	—	74,602

Interest expense, net	31,854	—	—	31,854
Depreciation and amortization	20,481	1,074	—	21,555
Stock-based compensation	1,841	—	—	1,841
Management fees	1,250	—	—	1,250

Earnings from continuing operations before gain on disposal of assets and income taxes	5,452	12,650	—	18,102
Gain on disposal of assets, net	394	—	—	394

Earnings from continuing operations before income taxes	$5,846	$12,650	$—	$18,496

	For the Six Months Ended March 31, 2016
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue before provision for bad debts	$1,179,595	$—	$—	$1,179,595
Less: Provision for bad debts	(190,696)	—	—	(190,696)

Acute care revenue	988,899	—	—	988,899
Premium, service and other revenue	—	635,236	—	635,236
Revenue between segments	8,458	—	(8,458)	—

Total revenue	997,357	635,236	(8,458)	1,624,135

Salaries and benefits (excludes stock-based compensation)	458,366	35,417	—	493,783
Supplies	168,337	627	—	168,964
Medical claims	—	543,195	(8,458)	534,737
Rentals and leases	41,369	1,931	—	43,300
Other operating expenses	242,802	35,085	—	277,887
Medicare and Medicaid EHR incentives	(490)	—	—	(490)

Adjusted EBITDA(1)	86,973	18,981	—	105,954

Interest expense, net	66,643	—	—	66,643
Depreciation and amortization	50,735	2,515	—	53,250
Stock-based compensation	3,344	—	—	3,344
Management fees	2,500	—	—	2,500

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(36,249)	16,466	—	(19,783)
Gain on disposal of assets, net	725	—	—	725

Earnings (loss) from continuing operations before income taxes	$(35,524)	$16,466	$—	$(19,058)

Segment assets	$2,310,669	$461,342		$2,772,011

Capital expenditures	$61,585	$465		$62,050

Goodwill	$815,582	$5,757		$821,339

	For the Six Months Ended March 31, 2015
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue before provision for bad debts	$1,105,506	$—	$—	$1,105,506
Less: Provision for bad debts	(170,078)	—	—	(170,078)

Acute care revenue	935,428	—	—	935,428
Premium, service and other revenue	—	430,937	—	430,937
Revenue between segments	7,836	—	(7,836)	—

Total revenue	943,264	430,937	(7,836)	1,366,365

Salaries and benefits (excludes stock-based compensation)	437,460	27,033	—	464,493
Supplies	159,889	302	—	160,191
Medical claims	—	359,867	(7,836)	352,031
Rentals and leases	36,357	1,440	—	37,797
Other operating expenses	196,938	30,029	—	226,967
Medicare and Medicaid EHR incentives	(5,650)	—	—	(5,650)

Adjusted EBITDA(1)	118,270	12,266	—	130,536

Interest expense, net	64,217	—	—	64,217
Depreciation and amortization	42,084	2,102	—	44,186
Stock-based compensation	3,706	—	—	3,706
Management fees	2,500	—	—	2,500

Earnings from continuing operations before loss on disposal of assets and income taxes	5,763	10,164	—	15,927
Loss on disposal of assets, net	(454)	—	—	(454)

Earnings from continuing operations before income taxes	$5,309	$10,164	$—	$15,473

Segment assets	$2,327,624	$387,090		$2,714,714

Capital expenditures	$54,639	$1,642		$56,281

Goodwill	$812,176	$5,757		$817,933

(1)	Adjusted EBITDA represents net earnings (loss) from continuing operations before net interest expense, income tax expense (benefit), depreciation and amortization, stock-based compensation, gain (loss) on disposal of assets and management fees. Management fees represent monitoring and advisory fees paid to management companies affiliated with TPG and JLL. Management routinely calculates and communicates adjusted EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within the healthcare industry to evaluate performance, allocate resources and measure leverage capacity and debt service ability. In addition, the Company uses adjusted EBITDA as a measure of performance for its business segments and for incentive compensation purposes. Adjusted EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net earnings, cash flows generated by operating, investing, or financing activities or other financial statement data presented in the unaudited condensed consolidated financial statements as an indicator of financial performance or liquidity. Adjusted EBITDA, as presented, differs from “adjusted EBITDA” as defined under the Company’s Senior Secured Credit Facilities and may not be comparable to similarly titled measures of other companies.

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

Summarized condensed consolidating balance sheets at March 31, 2016 and September 30, 2015, condensed consolidating statements of operations for the quarters and six months ended March 31, 2016 and 2015, condensed consolidating statements of comprehensive income (loss) for the quarters and six months ended March 31, 2016 and 2015, and condensed consolidating statements of cash flows for the six months ended March 31, 2016 and 2015, for the Company, segregating the parent company issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, are found below.

IASIS Healthcare LLC

Condensed Consolidating Balance Sheet

March 31, 2016 (unaudited)

(In thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$285,053	$82,494	$—	$367,547
Accounts receivable, net	—	62,268	280,145	—	342,413
Inventories	—	15,246	48,363	—	63,609
Prepaid expenses and other current assets	—	43,292	123,976	—	167,268

Total current assets	—	405,859	534,978	—	940,837

Property and equipment, net	—	306,468	624,450	—	930,918
Intercompany	—	(231,327)	231,327	—	—
Net investment in and advances to subsidiaries	2,022,076	—	—	(2,022,076)	—
Goodwill	7,407	83,755	730,177	—	821,339
Other intangible assets, net	—	7,711	10,500	—	18,211
Other assets, net	18,690	27,610	14,406	—	60,706

Total assets	$2,048,173	$600,076	$2,145,838	$(2,022,076)	$2,772,011

Liabilities and Equity
Current liabilities
Accounts payable	$—	$42,084	$90,310	$—	$132,394
Salaries and benefits payable	—	29,095	47,796	—	76,891
Accrued interest payable	27,715	(3,220)	3,220	—	27,715
Medical claims payable	—	—	132,504	—	132,504
Other accrued expenses and current liabilities	—	52,745	58,345	—	111,090
Current portion of long-term debt, capital leases and other long-term obligations	10,071	13,886	29,140	(29,140)	23,957

Total current liabilities	37,786	134,590	361,315	(29,140)	504,551

Long-term debt, capital leases and other long-term obligations	1,810,268	36,172	627,764	(627,764)	1,846,440
Deferred income taxes	105,632	—	—	—	105,632
Other long-term liabilities	—	92,354	1,019	—	93,373

Total liabilities	1,953,686	263,116	990,098	(656,904)	2,549,996

Non-controlling interests with redemption rights	—	113,962	—	—	113,962

Equity
Member’s equity	94,487	214,606	1,150,566	(1,365,172)	94,487
Non-controlling interests	—	8,392	5,174	—	13,566

Total equity	94,487	222,998	1,155,740	(1,365,172)	108,053

Total liabilities and equity	$2,048,173	$600,076	$2,145,838	$(2,022,076)	$2,772,011

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

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations

For the Quarter Ended March 31, 2016 (unaudited)

(In thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Acute care revenue before provision for bad debts	$—	$135,637	$467,056	$(4,499)	$598,194
Less: Provision for bad debts	—	(10,971)	(87,910)	—	(98,881)

Acute care revenue	—	124,666	379,146	(4,499)	499,313
Premium, service and other revenue	—	—	321,974	—	321,974

Total revenue	—	124,666	701,120	(4,499)	821,287

Costs and expenses
Salaries and benefits	1,737	80,630	169,902	—	252,269
Supplies	—	20,856	63,257	—	84,113
Medical claims	—	—	272,529	(4,499)	268,030
Rentals and leases	—	5,423	16,545	—	21,968
Other operating expenses	—	39,752	108,385	—	148,137
Medicare and Medicaid EHR incentives	—	(433)	385	—	(48)
Interest expense, net	34,033	—	12,306	(12,306)	34,033
Depreciation and amortization	—	9,820	17,237	—	27,057
Management fees	1,250	(7,736)	7,736	—	1,250
Equity in earnings of affiliates	(7,097)	—	—	7,097	—

Total costs and expenses	29,923	148,312	668,282	(9,708)	836,809

Earnings (loss) from continuing operations before gain (loss) on disposal of assets and income taxes	(29,923)	(23,646)	32,838	5,209	(15,522)
Gain (loss) on disposal of assets, net	—	(95)	332	—	237

Earnings (loss) from continuing operations before income taxes	(29,923)	(23,741)	33,170	5,209	(15,285)
Income tax benefit	(4,885)	—	—	—	(4,885)

Net earnings (loss) from continuing operations	(25,038)	(23,741)	33,170	5,209	(10,400)
Earnings (loss) from discontinued operations, net of income taxes	(103)	270	—	—	167

Net earnings (loss)	(25,141)	(23,471)	33,170	5,209	(10,233)
Net earnings attributable to non-controlling interests	—	(2,602)	—	—	(2,602)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(25,141)	$(26,073)	$33,170	$5,209	$(12,835)

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations

For the Quarter Ended March 31, 2015 (unaudited)

(In thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Revenues
Acute care revenue before provision for bad debts	$—	$127,899	$427,585	$(3,894)	$551,590
Less: Provision for bad debts	—	(8,722)	(72,004)	—	(80,726)

Acute care revenue	—	119,177	355,581	(3,894)	470,864
Premium, service and other revenue	—	—	225,963	—	225,963

Total revenue	—	119,177	581,544	(3,894)	696,827

Costs and expenses
Salaries and benefits	1,841	80,138	155,289	—	237,268
Supplies	—	18,788	61,352	—	80,140
Medical claims	—	—	179,953	(3,894)	176,059
Rentals and leases	—	6,163	12,925	—	19,088
Other operating expenses	—	21,752	91,994	—	113,746
Medicare and Medicaid EHR incentives	—	(1,284)	(951)	—	(2,235)
Interest expense, net	31,854	—	11,973	(11,973)	31,854
Depreciation and amortization	—	6,522	15,033	—	21,555
Management fees	1,250	(8,981)	8,981	—	1,250
Equity in earnings of affiliates	(33,989)	—	—	33,989	—

Total costs and expenses	956	123,098	536,549	18,122	678,725

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(956)	(3,921)	44,995	(22,016)	18,102
Gain on disposal of assets, net	—	247	147	—	394

Earnings (loss) from continuing operations before income taxes	(956)	(3,674)	45,142	(22,016)	18,496
Income tax expense	9,747	—	—	—	9,747

Net earnings (loss) from continuing operations	(10,703)	(3,674)	45,142	(22,016)	8,749
Earnings (loss) from discontinued operations, net of income taxes	2,910	(4,716)	—	—	(1,806)

Net earnings (loss)	(7,793)	(8,390)	45,142	(22,016)	6,943
Net earnings attributable to non-controlling interests	—	(2,763)	—	—	(2,763)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(7,793)	$(11,153)	$45,142	$(22,016)	$4,180

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations

For the Six Months Ended March 31, 2016 (unaudited)

(In thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Acute care revenue before provision for bad debts	$—	$266,208	$921,845	$(8,458)	$1,179,595
Less: Provision for bad debts	—	(25,689)	(165,007)	—	(190,696)

Acute care revenue	—	240,519	756,838	(8,458)	988,899
Premium, service and other revenue	—	—	635,236	—	635,236

Total revenues	—	240,519	1,392,074	(8,458)	1,624,135

Costs and expenses
Salaries and benefits	3,344	160,163	333,620	—	497,127
Supplies	—	41,712	127,252	—	168,964
Medical claims	—	—	543,195	(8,458)	534,737
Rentals and leases	—	10,534	32,766	—	43,300
Other operating expenses	—	63,226	214,661	—	277,887
Medicare and Medicaid EHR incentives	—	(499)	9	—	(490)
Interest expense, net	66,643	—	22,586	(22,586)	66,643
Depreciation and amortization	—	19,348	33,902	—	53,250
Management fees	2,500	(15,698)	15,698	—	2,500
Equity in earnings of affiliates	(17,672)	—	—	17,672	—

Total costs and expenses	54,815	278,786	1,323,689	(13,372)	1,643,918

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(54,815)	(38,267)	68,385	4,914	(19,783)
Gain on disposal of assets, net	—	358	367	—	725

Earnings (loss) from continuing operations before income taxes	(54,815)	(37,909)	68,752	4,914	(19,058)
Income tax expense (benefit)	(7,163)	—	1,786	—	(5,377)

Net earnings (loss) from continuing operations	(47,652)	(37,909)	66,966	4,914	(13,681)
Earnings (loss) from discontinued operations, net of income taxes	2,096	(5,982)	—	—	(3,886)

Net earnings (loss)	(45,556)	(43,891)	66,966	4,914	(17,567)
Net earnings attributable to non-controlling interests	—	(5,403)	—	—	(5,403)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(45,556)	$(49,294)	$66,966	$4,914	$(22,970)

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations

For the Six Months Ended March 31, 2015 (unaudited)

(in thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Revenues
Acute care revenue before provision for bad debts	$—	$254,757	$858,585	$(7,836)	$1,105,506
Less: Provision for bad debts	—	(24,128)	(145,950)	—	(170,078)

Acute care revenue	—	230,629	712,635	(7,836)	935,428
Premium, service and other revenue	—	—	430,937	—	430,937

Total revenue	—	230,629	1,143,572	(7,836)	1,366,365

Costs and expenses
Salaries and benefits	3,706	159,074	305,419	—	468,199
Supplies	—	37,811	122,380	—	160,191
Medical claims	—	—	359,867	(7,836)	352,031
Rentals and leases	—	12,336	25,461	—	37,797
Other operating expenses	—	39,339	187,628	—	226,967
Medicare and Medicaid EHR incentives	—	(1,464)	(4,186)	—	(5,650)
Interest expense, net	64,217	—	24,222	(24,222)	64,217
Depreciation and amortization	—	14,413	29,773	—	44,186
Management fees	2,500	(17,947)	17,947	—	2,500
Equity in earnings of affiliates	(49,751)	—	—	49,751	—

Total costs and expenses	20,672	243,562	1,068,511	17,693	1,350,438

Earnings (loss) from continuing operations before gain (loss) on disposal of assets and income taxes	(20,672)	(12,933)	75,061	(25,529)	15,927
Gain (loss) on disposal of assets, net	—	(526)	72	—	(454)

Earnings (loss) from continuing operations before income taxes	(20,672)	(13,459)	75,133	(25,529)	15,473
Income tax expense	7,093	—	—	—	7,093

Net earnings (loss) from continuing operations	(27,765)	(13,459)	75,133	(25,529)	8,380
Earnings (loss) from discontinued operations, net of income taxes	3,567	(6,873)	—	—	(3,306)

Net earnings (loss)	(24,198)	(20,332)	75,133	(25,529)	5,074
Net earnings attributable to non-controlling interests	—	(5,050)	—	—	(5,050)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(24,198)	$(25,382)	$75,133	$(25,529)	$24

IASIS Healthcare LLC

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the Quarter Ended March 31, 2016 (unaudited)

(In thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net earnings (loss)	$(25,141)	$(23,471)	$33,170	$5,209	$(10,233)
Other comprehensive income
Change in fair value of highly effective interest rate hedges	487	—	—	—	487

Other comprehensive income before income taxes	487	—	—	—	487
Change in income tax expense	(178)	—	—	—	(178)

Other comprehensive income, net of income taxes	309	—	—	—	309

Comprehensive income (loss)	(24,832)	(23,471)	33,170	5,209	(9,924)
Net earnings attributable to non-controlling interests	—	(2,602)	—	—	(2,602)

Comprehensive income (loss) attributable to IASIS Healthcare LLC	$(24,832)	$(26,073)	$33,170	$5,209	$(12,526)

IASIS Healthcare LLC

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the Quarter Ended March 31, 2015 (unaudited)

(In thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Net earnings (loss)	$(7,793)	$(8,390)	$45,142	$(22,016)	$6,943
Other comprehensive income
Change in fair value of highly effective interest rate hedges	339	—	—	—	339

Other comprehensive income before income taxes	339	—	—	—	339
Change in income tax expense	(124)	—	—	—	(124)

Other comprehensive income, net of income taxes	215	—	—	—	215

Comprehensive income (loss)	(7,578)	(8,390)	45,142	(22,016)	7,158
Net earnings attributable to non-controlling interests	—	(2,763)	—	—	(2,763)

Comprehensive income (loss) attributable to IASIS Healthcare LLC	$(7,578)	$(11,153)	$45,142	$(22,016)	$4,395

IASIS Healthcare LLC

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the Six Months Ended March 31, 2016 (unaudited)

(In thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net earnings (loss)	$(45,556)	$(43,891)	$66,966	$4,914	$(17,567)
Other comprehensive income
Change in fair value of highly effective interest rate hedges	976	—	—	—	976

Other comprehensive income before income taxes	976	—	—	—	976
Change in income tax expense	(356)	—	—	—	(356)

Other comprehensive income, net of income taxes	620	—	—	—	620

Comprehensive income (loss)	(44,936)	(43,891)	66,966	4,914	(16,947)
Net earnings attributable to non-controlling interests	—	(5,403)	—	—	(5,403)

Comprehensive income (loss) attributable to IASIS Healthcare LLC	$(44,936)	$(49,294)	$66,966	$4,914	$(22,350)

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

IASIS Healthcare LLC

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended March 31, 2016 (unaudited)

(In thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net earnings (loss)	$(45,556)	$(43,891)	$66,966	$4,914	$(17,567)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	19,348	33,902	—	53,250
Amortization of loan costs	4,012	—	—	—	4,012
Amortization of deferred gain on sale-leaseback transaction	(1,248)	—	—	—	(1,248)
Change in physician minimum revenue guarantees	—	50	2,000	—	2,050
Stock-based compensation	3,344	—	—	—	3,344
Deferred income taxes	(8,512)	—	—	—	(8,512)
Gain on disposal of assets, net	—	(358)	(367)	—	(725)
Loss (earnings) from discontinued operations, net	(2,096)	5,982	—	—	3,886
Equity in earnings of affiliates	(17,672)	—	—	17,672	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	—	(6,899)	(17,785)	—	(24,684)
Inventories, prepaid expenses and other current assets	—	3,012	27,079	—	30,091
Accounts payable, other accrued expenses and other accrued liabilities	(1,151)	1,238	34,068	—	34,155

Net cash provided by (used in) operating activities — continuing operations	(68,879)	(21,518)	145,863	22,586	78,052
Net cash provided by operating activities — discontinued operations	—	637	—	—	637

Net cash provided by (used in) operating activities	(68,879)	(20,881)	145,863	22,586	78,689

Cash flows from investing activities
Purchases of property and equipment	—	(40,214)	(21,836)	—	(62,050)
Cash paid for acquisitions, net	—	—	(2,311)	—	(2,311)
Cash paid related to divestiture	—	(5,869)	—	—	(5,869)
Proceeds from sale of assets	—	121	45	—	166
Change in other assets, net	—	(1,434)	1,833	—	399

Net cash used in investing activities	—	(47,396)	(22,269)	—	(69,665)

Cash flows from financing activities
Payment of long-term debt, capital leases and other long-term obligations	(7,232)	(364)	(692)	—	(8,288)
Payment of debt financing costs	(5,179)	—	—	—	(5,179)
Distributions to non-controlling interests	—	—	(5,563)	—	(5,563)
Cash paid for the repurchase of non-controlling interests	—	—	(960)	—	(960)
Change in intercompany balances with affiliates, net	81,290	13,642	(72,346)	(22,586)	—

Net cash provided by (used in) financing activities	68,879	13,278	(79,561)	(22,586)	(19,990)

Change in cash and cash equivalents	—	(54,999)	44,033	—	(10,966)
Cash and cash equivalents at beginning of period	—	340,052	38,461	—	378,513

Cash and cash equivalents at end of period	$—	$285,053	$82,494	$—	$367,547

IASIS Healthcare LLC

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended March 31, 2015 (unaudited)

(In thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities
Net earnings (loss)	$(24,198)	$(20,332)	$75,133	$(25,529)	$5,074
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	14,413	29,773	—	44,186
Amortization of loan costs	3,942	—	—	—	3,942
Amortization of deferred gain on sale-leaseback transaction	(1,248)	—	—	—	(1,248)
Change in physician minimum revenue guarantees	—	103	1,768	—	1,871
Stock-based compensation	3,706	—	—	—	3,706
Deferred income taxes	7,967	—	—	—	7,967
Loss (gain) on disposal of assets, net	—	526	(72)	—	454
Loss (earnings) from discontinued operations, net	(3,567)	6,873	—	—	3,306
Equity in earnings of affiliates	(49,751)	—	—	49,751	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	—	(2,752)	(24,571)	—	(27,323)
Inventories, prepaid expenses and other current assets	—	(31,342)	(11,273)	—	(42,615)
Accounts payable, other accrued expenses and other accrued liabilities	(1,108)	1,984	17,747	—	18,623

Net cash provided by (used in) operating activities — continuing operations	(64,257)	(30,527)	88,505	24,222	17,943
Net cash used in operating activities — discontinued operations	—	(755)	—	—	(755)

Net cash provided by (used in) operating activities	(64,257)	(31,282)	88,505	24,222	17,188

Cash flows from investing activities
Purchases of property and equipment	—	(35,810)	(20,471)	—	(56,281)
Cash paid for acquisitions, net	—	—	(3,900)	—	(3,900)
Cash received related to divestiture	—	41,364	—	—	41,364
Proceeds from sale of assets	—	256	81	—	337
Change in other assets, net	—	(1,662)	865	—	(797)

Net cash provided by (used in) investing activities — continuing operations	—	4,148	(23,425)	—	(19,277)
Net cash used in investing activities — discontinued operations	—	(341)	—	—	(341)

Net cash provided by (used in) investing activities	—	3,807	(23,425)	—	(19,618)

Cash flows from financing activities
Payment of long-term debt, capital leases and other long-term obligations	(5,135)	(311)	(1,262)	—	(6,708)
Distributions to non-controlling interests	—	(4,438)	—	—	(4,438)
Cash paid for the repurchase of non-controlling interests	—	(558)	(460)	—	(1,018)
Change in intercompany balances with affiliates, net	69,392	9,995	(55,165)	(24,222)	—

Net cash provided by (used in) financing activities — continuing operations	64,257	4,688	(56,887)	(24,222)	(12,164)
Net cash used in financing activities — discontinued operations	—	(6)	—	—	(6)

Net cash provided by (used in) financing activities	64,257	4,682	(56,887)	(24,222)	(12,170)

Change in cash and cash equivalents	—	(22,793)	8,193	—	(14,600)
Cash and cash equivalents at beginning of period	—	325,555	15,625	—	341,180

Cash and cash equivalents at end of period	$—	$302,762	$23,818	$—	$326,580

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements, the notes to our unaudited condensed consolidated financial statements and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”). Data for the quarters and six months ended March 31, 2016 and 2015, have been derived from our unaudited condensed consolidated financial statements. In this Report, unless otherwise stated or indicated by context, references to the “Company,” “IASIS,” “we,” “our” or “us” refer to IASIS Healthcare LLC and its affiliates. Unless the context otherwise implies, the term “affiliates” means direct and indirect subsidiaries of IASIS Healthcare LLC and partnerships and joint ventures in which such subsidiaries are partners. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of IASIS and the term “employees” refers to employees of affiliates of IASIS. References herein to “IAS” are to IASIS Healthcare Corporation, our parent company.

FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this Report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which involve risks and uncertainties. Forward-looking statements include all statements that do not relate solely to historical or current facts, and you can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “projects,” “continue,” “initiative,” or “anticipates” or similar expressions that concern our prospects, objectives, strategies, plans or intentions. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those expected. While we believe our assumptions are reasonable, these assumptions are inherently subject to significant regulatory, economic and competitive uncertainties and contingencies, which are difficult or impossible to predict accurately and may be beyond the control of the Company. These factors include, but are not limited to:

•	the effects of changes in governmental healthcare programs, principally Medicare, Medicaid and other federal healthcare programs and Medicaid supplemental or waiver programs, including limitations or reductions of levels of payments that our hospitals receive under such programs;

•	the effects related to implementation or possible amendment of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”), the possible enactment of additional federal or state healthcare reforms and the outcome of court challenges to such laws and other federal, state or local laws or regulations affecting the healthcare industry;

•	the ability of Health Choice Arizona, Inc. and related entities (“Health Choice” or the “Plan”), our managed care business, to effectively manage costs of care, maintain its governmental contracts and achieve its service line expansion strategies;

•	the effects of a shift in volume or payor mix from commercial managed care payors to self-pay and Medicaid;

•	increases in the amount, and risk of collectability, of uninsured accounts and deductibles and copayment amounts for insured accounts;

•	a reduction in or withholding of government-sponsored supplemental payments to our hospitals;

•	the effects of any inability to retain and negotiate reasonable contracts with managed care plans or if insured patients switch from traditional commercial insurance plans to health insurance exchange (“Exchange”) plans;

•	consolidation among managed care organizations, which may reduce our ability to negotiate favorable contracts with such payors;

•	industry trends towards value-based purchasing and narrow networks and related competitive challenges to our hospitals;

•	controls imposed by Medicare and third-party payors to reduce admissions and length of stay, which negatively impact healthcare provider reimbursement;

•	competition to attract and retain quality physicians, nurses, technicians and other personnel;

•	the generally competitive nature of the healthcare industry;

•	the possibility of health pandemics and the related impacts on our operations and financial results;

•	a failure of our information systems or breach of our cybersecurity protections;

•	the costs and operational challenges associated with information technology and medical equipment upgrades;

•	challenges associated with the implementation of electronic health records (“EHRs”) and coding systems;

•	compliance with extensive healthcare industry laws, regulations and investigations, including those with respect to patient privacy and physician-owned hospitals;

•	reliance upon services provided by third-party vendors;

•	the effects of local or national economic downturns on our business lines;

•	risks associated with our acquisition and development strategy, including liabilities assumed in acquisitions of facilities and physician practices and our need to effectively integrate acquired companies into our existing operations;

•	increased lease rates and amended lease terms at certain of our facilities in connection with sale-leaseback transactions;

•	risks associated with environmental, health and safety laws;

•	risks associated with labor laws;

•	potential adverse accounting impacts associated with goodwill carrying value;

•	our dependence upon the services of key executive management personnel;

•	our ability to maintain adequate internal controls over our financial and management systems;

•	risks related to our indebtedness and capital structure; and

•	other risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, filed with the Securities and Exchange Commission (the “SEC”) on December 22, 2015 (our “2015 Form 10-K”), and in our other public filings with the SEC.

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

EXECUTIVE OVERVIEW

We are a healthcare services company delivering high-quality, cost-effective healthcare through a broad and differentiated set of capabilities and assets that includes acute care hospitals with related patient access points, and a diversified and growing managed care risk platform (“risk platform”). Our business model is centered on deploying our acute care expertise and risk platform, either separately or on an integrated basis to manage population health, integrate the delivery and payment of healthcare services and ultimately expand our total market opportunities within our existing and new geographic markets. Our business consists of two operating segments: (i) our acute care operations, which, as of March 31, 2016, included 17 acute care hospitals, one behavioral hospital and multiple other access points, including 147 physician clinics, multiple outpatient surgical units, imaging centers, and investments in urgent care centers and on-site employer-based clinics, and (ii) our managed care operations, comprised of our diversified and growing risk platform, Health Choice, which operates managed Medicaid and Medicare health plans, an Exchange plan and a management services organization (“MSO”) that provides management and administrative services to third-party insurers, as well as accountable care networks in conjunction with our acute care facilities.

Acute Care Operations

As of March 31, 2016, we owned or leased 17 acute care hospital facilities and one behavioral health hospital facility with a total of 3,661 licensed beds, several outpatient service facilities and 147 physician clinics.

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

Health Choice represents one of our Company’s key strategic assets, which we believe provides the Company with the ability to engage in innovative value-based purchasing initiatives and opportunities. Its leadership team has considerable experience in population health management, physician relations and network development. We believe Health Choice also deploys state of the art disease management and claims processing technology. In light of the current healthcare industry trends toward integrated delivery and clinical integration, we are seeking to use Health Choice’s expertise and technology in the management of the accountable care networks we offer to other health plans.

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

As of March 31, 2016, Health Choice’s related entities managed healthcare services for 656,200 covered lives through multiple health plans, accountable care networks, MSO-related services and other managed care solutions. These include 264,000 managed Medicaid lives served primarily through Health Choice’s core health plan business in Arizona, 226,200 HCIC plan members, 9,600 Medicare Advantage members eligible for both Medicare and Medicaid (“Duals”), 12,800 Exchange lives, 96,600 MSO lives and 98,300 lives attributed to our accountable care networks from multiple payors whose care is managed by our network providers, of which 51,300 lives are included in Health Choice’s managed Medicaid and Exchange plans.

Recent Developments

Health Choice Integrated Behavioral Health Joint Venture. On October 1, 2015, Health Choice, together with the Northern Arizona Behavioral Health Authority (“NARBHA”), its joint venture partner, began operating an integrated acute and behavioral health plan in Northern Arizona. As of March 31, 2016, the joint venture, HCIC provided standalone behavioral health benefits for 226,200 plan members. We believe that, in the future, states other than Arizona may adopt this model of integration of acute and behavioral health benefits under one managed care organization, such as HCIC. Health Choice owns 52% of the joint venture and NARBHA owns the remaining 48%.

Regulatory Matter. On January 14, 2016, the Centers for Medicare and Medicaid Services (“CMS”) entered into a Systems Improvement Agreement (“SIA”), with our Houston hospital, St. Joseph Medical Center (“SJMC”). CMS agreed to stay the scheduled termination of SJMC’s Medicare Provider Agreement during the pendency of the SIA, an action which resulted from surveys of the hospital that identified alleged failures to comply with certain Medicare program conditions of participation. As required by the terms of the SIA, the Company has retained an independent consultant to conduct a comprehensive review, including analysis of the hospital’s current operations, and develop a remediation plan. The SIA is scheduled to expire 18 months after its effective date, following an on-site survey by CMS, provided that SJMC demonstrates compliance with the Medicare conditions of participation for hospitals.

Revenue and Volume Trends

Total revenue for the quarter ended March 31, 2016, increased 17.9% to $821.3 million, compared to $696.8 million in the same prior year quarter. Total revenue for the six months ended March 31, 2016, increased 18.9% to $1.62 billion, compared to $1.37 billion in the same prior year period. Total revenue is comprised of acute care revenue, which is recorded net of the provision for bad debts, and premium, service and other revenue. Acute care revenue contributed $28.4 million to the increase in total revenue for the quarter ended March 31, 2016, compared to the same prior year quarter, while premium, service and other revenue of our risk platform contributed $96.0 million to the increase in total revenue compared to the same prior year quarter. Acute care revenue contributed $53.5 million to the increase in total revenue for the six months ended March 31, 2016, compared to the same prior year period, while premium, service and other revenue of our risk platform contributed $204.3 million to the increase in total revenue compared to the same prior year period.

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

For the quarter ended March 31, 2016, admissions increased 0.5% and adjusted admissions increased 2.1%, both compared to the same prior year quarter. Excluding volume at the Company’s Houston hospital, for the quarter ended March 31, 2016, admissions increased 1.9% and adjusted admissions increased 2.4%, both compared to the same prior year quarter. For the six months ended March 31, 2016, admissions decreased 0.5% and adjusted admissions increased 1.9%, both compared to the same prior year period. Excluding volume at the Company’s Houston hospital, for the six months ended March 31, 2016, admissions increased 1.5% and adjusted admissions increased 3.2%, both compared to the same prior year period. For the quarter ended March 31, 2016, our volumes also were impacted by an increase in emergency room visits of 1.3% and an increase in surgeries of 4.1%, both compared to the same prior year quarter. For the six months ended March 31, 2016, our volumes were impacted by an increase in emergency room visits of 0.2% and an increase in surgeries of 6.0%, both compared to the same prior year period.

The following table provides the sources of our hospitals’ gross patient revenue by payor before discounts, contractual adjustments and the provision for bad debt:

	Quarter Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Medicare	25.3%	28.5%	26.4%	27.2%
Managed Medicare	15.3	15.4	15.6	15.1
Medicaid and managed Medicaid	21.5	20.9	21.2	21.5
Managed care and other	32.6	29.9	31.7	30.8
Self-pay	5.3	5.3	5.1	5.4

Total	100.0%	100.0%	100.0%	100.0%

The following table provides the sources of our hospitals’ net patient revenue by payor before the provision for bad debts:

	Quarter Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Medicare	18.2%	20.5%	18.9%	19.8%
Managed Medicare	10.3	10.1	10.4	10.1
Medicaid and managed Medicaid	11.9	12.8	12.4	12.7
Managed care and other	44.3	41.3	43.4	41.9
Self-pay	15.3	15.3	14.9	15.5

Total	100.0%	100.0%	100.0%	100.0%

Net patient revenue per adjusted admission, which includes the impact of the provision for bad debts, increased 3.6% for the quarter and six months ended March 31, 2016, both compared to the same prior year periods.

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

Premium, Service and Other Revenue

Premium, service and other revenue generated by our managed care operations represented 39.2% and 39.1% of our total revenue for the quarter and six months ended March 31, 2016, respectively, compared to 32.4% and 31.5% in the same prior year periods. The increase in the percentage of revenue derived from our managed care operations was due primarily to a 75.3% increase in total lives served across all product lines, which included the addition of 226,200 new members served by HCIC, our joint venture providing behavioral health and integrated care benefits primarily to the people of Northern Arizona. In addition, lives in our Exchange plan increased to 12,800 at March 31, 2016, compared to 5,400 members at March 31, 2015.

Health Choice contracts with state Medicaid programs in Arizona and Utah to provide specified health services to qualified Medicaid enrollees through contracted healthcare providers. Most of its premium revenue is derived through a contract with AHCCCS, the state agency that administers Arizona’s Medicaid program. The contract requires Health Choice to arrange for healthcare services for enrolled Medicaid patients in exchange for fixed monthly premiums, based upon negotiated per capita member rates, and supplemental payments from AHCCCS. Premium revenue includes adjustments to revenue related to the program settlement process for the Arizona managed Medicaid plan under the related state contract. This program settlement process reconciles estimated amounts due to or from the state based on contractually mandated limits on profits and losses. Although estimates of future program settlement amounts are recorded in current periods, the program settlement process typically occurs 18 months post-plan year, when actual (rather than projected) claims and member eligibility data become available and a net settlement amount is either due to or from the state. Adjustments to the estimates of future program settlement amounts are recorded as a component of premium revenue. During the quarter and six months ended March 31, 2016, we recognized $0.6 million and $3.9 million, respectively, in reductions to premium revenue associated with the final settlement of certain amounts related to the 2014 contract year.

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

One notable provision of the Health Reform Law is the annual health insurer fee (“HIF”) that applies to most health plans, including commercial health plans and Medicaid managed care plans like Health Choice. While characterized as a “fee” in the text of the Health Reform Law, the intent of Congress was to impose a broad based health insurance industry excise tax, with the understanding that the tax could be passed on to consumers, most likely through higher commercial insurance premiums. However, because Medicaid is a government-funded program, Medicaid health plans have no alternative but to look to their respective state partners for payment to offset the impact of this tax. Arizona has agreed to reimburse all of the managed Medicaid plans, for the economic impact of this fee. In addition to the reimbursement of the fee, the state of Arizona has agreed to reimburse insurers for the impact resulting from these fees being treated as non-deductible for income tax purposes. For the quarter and six months ended March 31, 2016, we recognized expense for the HIF totaling $4.0 million and $7.7 million, respectively, which was offset by expected reimbursement from the state of Arizona of $5.1 million and $10.0 million, respectively.

Other Industry Items Impacting Our Company

The following section discusses updates to trends discussed in our 2015 Form 10-K that we believe are significant factors in our current and/or future operating results and cash flows. Certain of these trends apply to the entire acute care hospital industry, while others may apply to us more specifically. These trends could be short-term in nature or could require long-term attention and resources. While these trends may involve certain factors that are outside of our control, the extent to which these trends affect our hospitals and health plan operations and our ability to manage the impact of these trends play vital roles in our current and future success. In many cases, we are unable to predict what impact, if any, these trends will have on us.

State Medicaid Budgets

In recent years, the states in which we operate have experienced budget constraints as a result of increased costs and lower than expected tax collections. Health and human services programs, including Medicaid and similar programs, represent a significant portion of state budgets. The states in which we operate responded to these budget concerns by decreasing funding for Medicaid and other healthcare programs or by making structural changes that resulted in a reduction in hospital reimbursement, as well as by imposing more restrictive Medicaid eligibility requirements. In addition, many states have received waivers from CMS in order to implement or expand managed Medicaid programs.

Texas

Currently, Texas is operating under a five-year Medicaid Transformation Waiver that: (1) allows Texas to expand its Medicaid managed care program while preserving hospital funding; (2) provides incentive payments for improvements in healthcare delivery; and (3) directs more funding to hospitals that serve large numbers of uninsured patients. CMS has agreed to extend the Texas waiver program and maintain its current funding through December 2017. We cannot predict whether the Texas Medicaid waiver program will be further extended or continue in its current form, nor can we guarantee that revenues recognized from the program will not decrease.

All of our acute care hospitals in Texas currently receive supplemental Medicaid reimbursement, including reimbursement from programs for participating private hospitals that enter into indigent care affiliation agreements with public hospitals or county governments in the state of Texas. Under the CMS-approved programs, affiliated hospitals, including our Texas hospitals, have expanded the community healthcare safety net by providing indigent healthcare services. Revenue recognized under these Texas private supplemental Medicaid reimbursement programs, including amounts recognized under the Texas Medicaid Disproportionate Share Hospital program (“Texas Medicaid DSH”) for the quarters and six months ended March 31, 2016 and 2015, respectively, was $30.0 million and $58.5 million, respectively, compared to $26.8 million and $50.7 million in the same prior year periods. Under the Medicaid waiver, funds are distributed to participating hospitals based upon both the costs associated with providing care to individuals without third party coverage and the investment made to support coordinating care and quality improvements that transform the local communities’ care delivery systems. The responsibility to coordinate and develop plans that address the concerns of the local delivery care systems, including improved access, quality, cost effectiveness and coordination is controlled primarily by public hospitals or local government entities that serve the surrounding geographic areas. Complexities of the underlying methodologies in determining the funding for the state’s Medicaid supplemental reimbursement programs, along with a lack of sufficient resources at the Texas Health and Human Services Commission to administer the programs, resulted in a delay in related reimbursements. However, during 2016, timing of reimbursement under these programs has improved. As of March 31, 2016 and September 30, 2015, we had $50.0 million and $77.6 million, respectively, in receivables due to our Texas hospitals in connection with these supplemental reimbursement programs, which includes $4.5 million and $20.2 million, respectively, of amounts due under Texas Medicaid DSH.

Arizona

Effective January 1, 2014, Arizona expanded its Medicaid program under the Health Reform Law, which includes increased eligibility for adults, children and pregnant women, and the restoration of eligibility to childless adults that had previously been eliminated. As a result of the Medicaid expansion and of the Plan’s increase in total coverage area under its most recent AHCCCS contract, enrollment under Health Choice’s Medicaid product line increased 13.5% for the quarter ended March 31, 2016, compared to the same prior year quarter. In addition, in connection with the expanded Medicaid coverage, the state implemented a provider assessment to fund a portion of the expanded eligibility related to the childless adult population. During the quarter and six months ended March 31, 2016, we incurred $2.1 million and $4.3 million, respectively, in provider fee assessments compared to $2.3 million and $4.3 million in the same prior year periods.

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

Arizona’s Medicaid expansion and Health Choice’s related increase in enrolled members and premium revenue, followed a period of several years during which AHCCCS tightened Medicaid eligibility standards in Arizona and decreased capitation rates paid to managed Medicaid contractors, reflecting state government budgetary pressures and a struggling state economy. While the expansion of Arizona’s Medicaid program has positively impacted both our acute and managed care operations, this has been partially mitigated by the cost associated with the provider fee assessments.

Uncompensated Care

While the overall amount of uncompensated care, including discounts to the uninsured, bad debts and charity care, we deliver to the communities we serve has declined since the implementation of the Health Reform Law, we have recently experienced increases in uncompensated care in the quarter and six months ended March 31, 2016, as a result of the factors set forth below. During the quarter and six months ended March 31, 2016, our uncompensated care as a percentage of acute care revenue was 20.8% and 20.5%, respectively, compared to 19.5% and 20.5% in the same prior year periods. We believe that the increase in uncompensated care during the quarter ended March 31, 2016, is due, in large part, to the growth of Exchange and managed care plans with higher deductibles and co-pays and the decrease in collections of such higher patient related balances. Additionally, while we continue to experience reductions in Medicare DSH reimbursement in connection with funding for the Health Reform Law, states such as Texas have not expanded coverage under its Medicaid program. As a result, we believe we will continue to experience higher levels of uncompensated care in our Texas Markets until the state implements meaningful Medicaid expansion. During the quarter ended March 31, 2016, our self-pay admissions represented 6.1% of our total admissions, compared to 5.9% in the same prior year quarter. During the six months ended March 31, 2016, our self-pay admissions represented 6.2% of our total admissions, compared to 6.0% in the same prior year period.

If we were to experience continued growth in uninsured and under-insured volume and revenue, our uncompensated care may continue to increase and our results of operations would continue to be adversely affected.

Two Midnight Rule

In 2013, CMS issued the “two midnight rule,” which revised its longstanding guidance to hospitals and physicians relating to when hospital inpatient admissions are deemed to be reasonable and necessary for payment under Medicare Part A. Under the two midnight rule, in addition to services that are designated as inpatient-only, surgical procedures, diagnostic tests and other treatments provided to Medicare beneficiaries are only payable as inpatient services under Medicare Part A when there is a reasonable expectation that the hospital care is medically necessary and will be required across two midnights, absent unusual circumstances. Stays expected to need fewer than two midnights of hospital care may be payable under Medicare Part A on a case-by-case basis. Quality Improvement Organizations (“QIO”) conduct post-payment reviews of short inpatient stays and refer claim denials to Medicare Administrative Contractors for payment adjustments. Beginning in 2016, QIOs may refer hospitals to Recovery Audit Contractors based on patterns such as high rates of claims denial after medical review or failure to improve after QIO educational intervention.

The increased scrutiny regarding short-stay admissions by Medicare and other payors has contributed, in part, to the decline in 1-day stays and the increase in observation patients experienced during the last two years. However, we cannot predict the impact on reimbursement of any changes or clarifications by CMS to the two midnight rule or its enforcement, whether by CMS or Congress. Further, there have been several challenges to the two midnight rule, primarily with regard to implementation of the rule itself and payment adjustments associated with the rule.

The percentages of our insured and uninsured net hospital receivables are summarized as follows:

	March 31, 2016	September 30, 2015
Insured receivables	79.4%	77.0%
Uninsured receivables	20.6%	23.0%

Total	100.0%	100.0%

The percentages of hospital net receivables in summarized aging categories are as follows:

	March 31, 2016	September 30, 2015
0 to 90 days	64.2%	63.0%
91 to 180 days	18.3%	19.1%
Over 180 days	17.5%	17.9%

Total	100.0%	100.0%

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

SELECTED OPERATING DATA

The following table sets forth certain unaudited operating data from continuing operations for each of the periods presented.

	Quarter Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Acute care operations (1)
Number of hospital facilities at end of period	17	15	17	15
Licensed beds at end of period	3,661	3,604	3,661	3,604
Average length of stay (days) (2)	5.0	5.1	4.9	5.1
Occupancy rates (average beds in service)	49.2%	51.3%	47.8%	50.4%
Admissions (3)	25,948	25,814	51,408	51,682
Adjusted admissions (4)	48,606	47,601	97,304	95,508
Patient days (5)	130,108	131,347	253,996	261,190
Adjusted patient days (4)	243,722	242,204	480,760	482,679
Surgeries	16,413	15,771	34,524	32,582
Emergency room visits	111,012	109,605	216,359	215,945
Net patient revenue per adjusted admission (6)	$10,186	$9,827	$10,076	$9,729
Outpatient revenue as a % of gross patient revenue	46.6%	45.8%	47.2%	45.9%

Managed care operations
Health plan lives (7)	512,600	247,400	512,600	247,400
MSO lives (8)	96,600	93,700	96,600	93,700
Accountable care network lives (9)	47,000	33,200	47,000	33,200

Total lives	656,200	374,300	656,200	374,300
Medical loss ratio (10)	87.2%	83.9%	88.4%	87.4%

(1)	Excludes the impact of our Nevada operations, which are reflected in discontinued operations. Includes St. Luke’s Behavioral Hospital in Phoenix, Arizona.
(2)	Represents the average number of days that a patient stayed in our hospitals.
(3)	Represents the total number of patients admitted to our hospitals that qualify for inpatient status. Management and investors use this number as a general measure of inpatient volume.
(4)	Adjusted admissions and adjusted patient days are general measures of combined inpatient and outpatient volume. We compute adjusted admissions (or adjusted patient days) by multiplying admissions/patient days by gross patient revenue and then dividing that number by gross inpatient revenue.
(5)	Represents the number of days our beds were occupied by inpatients over the period.
(6)	Includes the impact of the provision for bad debts as a component of revenue.
(7)	Represents total lives enrolled across all health plan product lines.
(8)	Represents lives served by Health Choice’s MSO that provides management and administrative services to a large national insurer’s Medicaid plan members in the Tampa and “panhandle” regions of Florida.
(9)	Represents attributed health plan member lives from other third-party payors for which Health Choice Preferred accountable care networks manage medical care and participating providers and Health Choice share associated financial risks. This excludes 51,300 and 34,900 attributed Health Choice plan member lives as of March 31, 2016 and 2015, respectively.
(10)	Represents medical claims expense as a percentage of premium revenue, including claims paid to our hospitals.

RESULTS OF OPERATIONS SUMMARY

Consolidated

The following table sets forth, for the periods presented, the results of our consolidated operations expressed in dollar terms and as a percentage of total revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended March 31, 2016		Quarter Ended March 31, 2015		Six Months Ended March 31, 2016		Six Months Ended March 31, 2015
($ in thousands):	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Revenues
Acute care revenue before provision for bad debts	$598,194		$551,590		$1,179,595		$1,105,506
Less: Provision for bad debts	(98,881)		(80,726)		(190,696)		(170,078)

Acute care revenue	499,313	60.8%	470,864	67.6%	988,899	60.9%	935,428	68.5%
Premium, service and other revenue	321,974	39.2%	225,963	32.4%	635,236	39.1%	430,937	31.5%

Total revenue	821,287	100.0%	696,827	100.0%	1,624,135	100.0%	1,366,365	100.0%
Costs and expenses
Salaries and benefits	252,269	30.7%	237,268	34.0%	497,127	30.6%	468,199	34.3%
Supplies	84,113	10.2%	80,140	11.5%	168,964	10.4%	160,191	11.7%
Medical claims	268,030	32.6%	176,059	25.3%	534,737	32.9%	352,031	25.8%
Rentals and leases	21,968	2.7%	19,088	2.7%	43,300	2.7%	37,797	2.8%
Other operating expenses	148,137	18.1%	113,746	16.3%	277,887	17.1%	226,967	16.6%
Medicare and Medicaid EHR incentives	(48)	0.0%	(2,235)	(0.3%)	(490)	0.0%	(5,650)	(0.4%)
Interest expense, net	34,033	4.1%	31,854	4.6%	66,643	4.1%	64,217	4.7%
Depreciation and amortization	27,057	3.3%	21,555	3.1%	53,250	3.2%	44,186	3.2%
Management fees	1,250	0.2%	1,250	0.2%	2,500	0.2%	2,500	0.2%

Total costs and expenses	836,809	101.9%	678,725	97.4%	1,643,918	101.2%	1,350,438	98.8%
Earnings (loss) from continuing operations before gain (loss) on disposal of assets and income taxes	(15,522)	(1.9%)	18,102	2.6%	(19,783)	(1.2%)	15,927	1.2%
Gain (loss) on disposal of assets, net	237	0.0%	394	0.1%	725	0.0%	(454)	(0.0%)

Earnings (loss) from continuing operations before income taxes	(15,285)	(1.9%)	18,496	2.7%	(19,058)	(1.2%)	15,473	1.1%
Income tax expense (benefit)	(4,885)	(0.6%)	9,747	1.4%	(5,377)	(0.3%)	7,093	0.5%

Net earnings (loss) from continuing operations	(10,400)	(1.3%)	8,749	1.3%	(13,681)	(0.9%)	8,380	0.6%
Earnings (loss) from discontinued operations, net of income taxes	167	0.0%	(1,806)	(0.3%)	(3,886)	(0.2%)	(3,306)	(0.2%)

Net earnings (loss)	(10,233)	(1.3%)	6,943	1.0%	(17,567)	(1.1%)	5,074	0.4%
Net earnings attributable to non-controlling interests	(2,602)	(0.3%)	(2,763)	(0.4%)	(5,403)	(0.3%)	(5,050)	(0.4%)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(12,835)	(1.6%)	$4,180	0.6%	$(22,970)	(1.4%)	$24	0.0%

Acute Care Operations

The following table and discussion sets forth, for the periods presented, the results of our acute care operations expressed in dollar terms and as a percentage of total acute care revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended March 31, 2016		Quarter Ended March 31, 2015		Six Months Ended March 31, 2016		Six Months Ended March 31, 2015
($ in thousands):	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Acute care revenue
Acute care revenue before provision for bad debts	$598,194		$551,590		$1,179,595		$1,105,506
Less: Provision for bad debts	(98,881)		(80,726)		(190,696)		(170,078)

Acute care revenue	499,313	99.1%	470,864	99.2%	988,899	99.2%	935,428	99.2%
Revenue between segments (1)	4,499	0.9%	3,894	0.8%	8,458	0.8%	7,836	0.8%

Total acute care revenue	503,812	100.0%	474,758	100.0%	997,357	100.0%	943,264	100.0%
Costs and expenses
Salaries and benefits	233,755	46.4%	222,892	46.9%	461,710	46.3%	441,166	46.8%
Supplies	83,864	16.6%	79,993	16.8%	168,337	16.9%	159,889	17.0%
Rentals and leases	20,995	4.2%	18,391	3.9%	41,369	4.1%	36,357	3.9%
Other operating expenses	130,623	25.9%	96,680	20.4%	242,802	24.3%	196,938	20.9%
Medicare and Medicaid EHR incentives	(48)	(0.0%)	(2,235)	(0.5%)	(490)	(0.0%)	(5,650)	(0.6%)
Interest expense, net	34,033	6.8%	31,854	6.7%	66,643	6.7%	64,217	6.8%
Depreciation and amortization	25,706	5.1%	20,481	4.3%	50,735	5.0%	42,084	4.5%
Management fees	1,250	0.2%	1,250	0.3%	2,500	0.3%	2,500	0.3%

Total costs and expenses	530,178	105.2%	469,306	98.9%	1,033,606	103.6%	937,501	99.4%
Earnings (loss) from continuing operations before gain (loss) on disposal of assets and income taxes	(26,366)	(5.2%)	5,452	1.1%	(36,249)	(3.6%)	5,763	0.6%
Gain (loss) on disposal of assets, net	237	0.0%	394	0.1%	725	0.1%	(454)	(0.0%)

Earnings (loss) from continuing operations before income taxes	$(26,129)	(5.2%)	$5,846	1.2%	$(35,524)	(3.5%)	$5,309	0.6%

(1)	Revenue between segments is eliminated in our consolidated results.

Quarters Ended March 31, 2016 and 2015

Total acute care revenue — Total acute care revenue for the quarter ended March 31, 2016, was $503.8 million, an increase of $28.8 million or 6.1% compared to $474.8 million in the same prior year quarter. The increase in total acute care revenue during the quarter ended March 31, 2016, is comprised primarily of an increase in adjusted admissions of 2.1% and an increase in net patient revenue per adjusted admission of 3.6%, both compared to the same prior year quarter.

The provision for bad debts for the quarter ended March 31, 2016, was $98.9 million, an increase of $18.2 million or 22.5% compared to $80.7 million in the same prior year quarter. The increase in the provision for bad debts is due primarily to the growth of Exchange and managed care plans with higher deductibles and co-pays and the decrease in collections of such higher patient related balances.

Net adjustments to estimated third-party payor settlements, also known as prior year contractuals, resulted in an increase in total acute care revenue for the quarters ended March 31, 2016 and 2015, of $1.1 million and $0.3 million, respectively.

Salaries and benefits — Salaries and benefits expense for the quarter ended March 31, 2016, was $233.8 million, or 46.4% of total acute care revenue, compared to $222.9 million, or 46.9% of total acute care revenue in the same prior year quarter. Excluding the impact of stock-based compensation, salaries and benefits expense as a percentage of total acute care revenue was 46.1% for the quarter ended March 31, 2016, compared to 46.6% in the same prior year quarter. The improvement in our salaries and benefits expense as a percentage of total acute care revenue, excluding the impact of stock-based compensation, is the result of the implementation of labor productivity initiatives and a reduction in contract labor utilization.

Supplies — Supplies expense for the quarter ended March 31, 2016, was $83.9 million, or 16.6% of total acute care revenue, compared to $80.0 million, or 16.8% of total acute care revenue in the same prior year quarter.

Other operating expenses — Other operating expenses for the quarter ended March 31, 2016, were $130.6 million, or 25.9% of total acute care revenue, compared to $96.7 million, or 20.4% of total acute care revenue in the same prior year quarter. Other operating expenses were adversely impacted during the quarter ended March 31, 2016, by the unfavorable development of a small number of prior year professional liability claims totaling $11.9 million, while the prior year quarter included favorable development totaling $4.1 million associated with our professional liability reserves related to prior years. Excluding the impact of professional liability claims development, other operating expenses as a percentage of total acute care revenue for the quarter ended March 31, 2016 was 23.6%, compared to 21.2% in the same prior year quarter. Additionally, other operating expenses during the quarter ended March 31, 2016, have been impacted by $1.4 million of costs related to our ongoing clinical and revenue cycle system conversion.

Six Months Ended March 31, 2016 and 2015

Total acute care revenue — Total acute care revenue for the six months ended March 31, 2016, was $997.4 million, an increase of $54.1 million or 5.7% compared to $943.3 million in the same prior year period. The increase in total acute care revenue is comprised primarily of an increase in adjusted admissions of 1.9% and an increase in net patient revenue per adjusted admission of 3.6%, both compared to the same prior year period.

The provision for bad debts for the six months ended March 31, 2016, was $190.7 million, an increase of $20.6 million or 12.1% compared to $170.1 million in the same prior year period. The increase in the provision for bad debts is due primarily to the growth of Exchange and managed care plans with higher deductibles and co-pays and the decrease in collections of such higher patient related balances.

Net adjustments to estimated third-party payor settlements, also known as prior year contractuals, resulted in an increase in total acute care revenue for the six months ended March 31, 2016 and 2015, of $2.3 million and $2.1 million, respectively.

Salaries and benefits — Salaries and benefits expense for the six months ended March 31, 2016, was $461.7 million, or 46.3% of total acute care revenue, compared to $441.2 million, or 46.8% of total acute care revenue in the same prior year period. Excluding the impact of stock-based compensation, salaries and benefits expense as a percentage of total acute care revenue was 46.0% for the six months ended March 31, 2016, compared to 46.4% in the same prior year period. The improvement in our salaries and benefits expense as a percentage of total acute care revenue, excluding the impact of stock-based compensation, is the result of the implementation of labor productivity initiatives and a reduction in contract labor utilization.

Supplies — Supplies expense for the six months ended March 31, 2016, was $168.3 million, or 16.9% of total acute care revenue, compared to $159.9 million, or 17.0% of total acute care revenue in the same prior year period.

Other operating expenses — Other operating expenses for the six months ended March 31, 2016, were $242.8 million, or 24.3% of total acute care revenue, compared to $196.9 million, or 20.9% of total acute care revenue in the same prior year period. Other operating expenses were adversely impacted during the six months ended March 31, 2016, by the unfavorable development of a small number of prior year professional liability claims totaling $11.9 million, while the prior year period included favorable development totaling $4.1 million associated with our professional liability reserves related to prior years. Excluding the impact of professional liability claims development, other operating expenses as a percentage of total acute care revenue for the six months ended March 31, 2016, was 23.2%, compared to 21.3% in the same prior year period. Additionally, other operating expenses during the six months ended March 31, 2016, have been impacted by $2.3 million of costs related to our ongoing clinical and revenue cycle system conversion.

Managed Care Operations

The following table and discussion sets forth, for the periods presented, the results of our managed care operations expressed in dollar terms and as a percentage of premium, service and other revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended March 31, 2016		Quarter Ended March 31, 2015		Six Months Ended March 31, 2016		Six Months Ended March 31, 2015
($ in thousands):	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Premium, service and other revenue
Premium revenue	$312,394	96.9%	$214,438	94.9%	$614,459	96.7%	$411,624	95.5%
Service and other revenue	9,580	3.1%	11,525	5.1%	20,777	3.3%	19,313	4.5%

Premium, service and other revenue	321,974	100.0%	225,963	100.0%	635,236	100.0%	430,937	100.0%
Costs and expenses
Salaries and benefits	18,514	5.8%	14,376	6.4%	35,417	5.6%	27,033	6.3%
Supplies	249	0.1%	147	0.1%	627	0.1%	302	0.1%
Medical claims (1)	272,529	84.6%	179,953	79.6%	543,195	85.5%	359,867	83.5%
Rentals and leases	973	0.3%	697	0.3%	1,931	0.3%	1,440	0.3%
Other operating expenses	17,514	5.4%	17,066	7.6%	35,085	5.5%	30,029	7.0%
Depreciation and amortization	1,351	0.4%	1,074	0.5%	2,515	0.4%	2,102	0.5%

Total costs and expenses	311,130	96.6%	213,313	94.4%	618,770	97.4%	420,773	97.6%

Earnings before income taxes	$10,844	3.4%	$12,650	5.6%	$16,466	2.6%	$10,164	2.4%

(1)	Medical claims paid to our hospitals of $4.5 million and $3.9 million for the quarters ended March 31, 2016 and 2015, respectively, and $8.5 million and $7.8 million for the six months ended March 31, 2016 and 2015, respectively, are eliminated in our consolidated results.

Quarters Ended March 31, 2016 and 2015

Premium revenue — Premium revenue was $312.4 million for the quarter ended March 31, 2016, an increase of $98.0 million or 45.7%, compared to $214.4 million in the same prior year quarter. The increase in premium revenue was driven by the addition of HCIC, our Northern Arizona joint venture, which became effective on October 1, 2015, as well as membership growth in our other health plan product lines. As of March 31, 2016, total lives served across all health plans increased 75.3%, compared to the same prior year quarter. Excluding HCIC, total health plan lives increased 14.9% as of March 31, 2016, when compared to the same prior year period.

Service and other revenue — Service and other revenue was $9.6 million for the quarter ended March 31, 2016, compared to $11.5 million in the same prior year quarter.

Salaries and benefits — Salaries and benefits expense for the quarter ended March 31, 2016, was $18.5 million, or 5.7% of premium, service and other revenue, compared to $14.4 million, or 6.4% of premium, service and other revenue in the same prior year quarter. Excluding the impact of HCIC, salaries and benefits expense for the quarter was 6.1% of premium, service and other revenue, compared to 6.4% in the same prior year quarter.

Medical claims — Medical claims expense was $272.5 million for the quarter ended March 31, 2016, compared to $180.0 million in the same prior year quarter. Medical claims expense as a percentage of premium revenue, or medical loss ratio (“MLR”), related to our health plan products was 87.2% for the quarter ended March 31, 2016, compared to 83.9% in the same prior year quarter. Excluding the impact of HCIC and premium revenue associated with Arizona’s quality program, our MLR was 86.9% for the quarter ended March 31, 2016, compared to 85.6% in the same prior year quarter, driven primarily by an increase in specialty pharmacy and other drug related utilization and costs.

Other operating expenses — Other operating expenses for the quarter ended March 31, 2016, were $17.5 million, or 5.5% of premium, service and other revenue, compared to $17.1 million, or 7.6% of premium, service and other revenue in the same prior year quarter. Excluding the impact of HCIC, other operating expenses were 5.0% of premium, service and other revenue, compared to 7.6% in the same prior year quarter. The decrease in other operating expenses as a percentage of premium, service and other revenue is due primarily to leveraging the growth in membership and premium revenue, along with the implementation of initiatives to reduce costs, including professional and consulting fees.

Six Months Ended March 31, 2016 and 2015

Premium revenue — Premium revenue was $614.5 million for the six months ended March 31, 2016, an increase of $202.8 million or 49.3%, compared to $411.6 million in the same prior year period. The increase in premium revenue was driven by the addition of HCIC, our Northern Arizona joint venture, which became effective on October 1, 2015, as well as membership growth in our other health plan product lines. As of March 31, 2016, total lives served across all health plans increased 75.3%, compared to the same prior year period. Excluding HCIC, total health plan lives increased 14.9% as of March 31, 2016, when compared to the same prior year period.

Service and other revenue — Service and other revenue was $20.8 million for the six months ended March 31, 2016, compared to $19.3 million in the same prior year period.

Salaries and benefits — Salaries and benefits expense for the six months ended March 31, 2016, was $35.4 million, or 5.6% of premium, service and other revenue, compared to $27.0 million, or 6.3% of premium, service and other revenue in the same prior year period. Excluding the impact of HCIC, salaries and benefits expense for the six months ended March 31, 2016, was 6.0% of premium, service and other revenue, compared to 6.3% in the same prior year period.

Medical claims — Medical claims expense was $543.2 million for the six months ended March 31, 2016, compared to $359.9 million in the same prior year period. Medical claims expense as a percentage of premium revenue, or MLR, related to our health plan products was 88.4% for the six months ended March 31, 2016, compared to 87.4% in the same prior year period. Excluding the impact of HCIC and premium revenue associated with Arizona’s quality program, our MLR was 88.4% for the six months ended March 31, 2016, compared to 88.3% in the same prior year period.

Other operating expenses — Other operating expenses for the six months ended March 31, 2016, were $35.1 million, or 5.5% of premium, service and other revenue, compared to $30.0 million, or 7.0% of premium, service and other revenue in the same prior year period. Excluding the impact of HCIC, other operating expenses were 5.1% of premium, service and other revenue, compared to 7.0% in the same prior year period. The decrease in other operating expenses as a percentage of premium, service and other revenue is due primarily to leveraging the growth in membership and premium revenue, along with the implementation of initiatives to reduce costs, including professional and consulting fees.

LIQUIDITY AND CAPITAL RESOURCES

Overview of Cash Flow Activities for the Six Months Ended March 31, 2016 and 2015

Our cash flows are summarized as follows (in thousands):

	Six Months Ended March 31,
	2016	2015
Cash flows from operating activities	$78,689	$17,188
Cash flows from investing activities	$(69,665)	$(19,618)
Cash flows from financing activities	$(19,990)	$(12,170)

Operating Activities

Cash flows provided by operating activities were $78.7 million for the six months ended March 31, 2016, compared to cash flows provided by operating activities of $17.2 million in the same prior year period. Included in operating activities for the six months ended March 31, 2016, was $3.3 million related to our current conversion to a new integrated clinical and revenue cycle system. The increase in cash flows from operating activities is due primarily to the growth in premium revenue at our managed care division, as well as the receipt of Texas supplemental funding on a faster time frame than we have experienced in previous periods.

At March 31, 2016, we had $436.3 million in net working capital, compared to $508.7 million at September 30, 2015. Net accounts receivable increased $24.7 million to $342.4 million at March 31, 2016, from $317.7 million at September 30, 2015.

Investing Activities

Cash flows used in investing activities were $69.7 million for the six months ended March 31, 2016, compared to $19.6 million in the same prior year period, which included $41.4 million in proceeds from the sale of our Nevada operations in January 2015. Included in investing activities for the six months ended March 31, 2016, was the impact of a final working capital settlement associated with the sale of our Nevada operations that resulted in a cash outflow totaling $5.9 million. Additionally, included in investing activities for the six months ended March 31, 2016, was $8.2 million related to our current conversion to a new integrated clinical and revenue cycle system.

Financing Activities

Cash flows used in financing activities were $20.0 million for the six months ended March 31, 2016, compared to $12.2 million in the same prior year period. Distributions to non-controlling interests were $5.6 million for the six months ended March 31, 2016, compared to $4.4 million in the same prior year period. During six months ended March 31, 2016, we made finance obligation payments totaling $1.8 million related to our current conversion to a new integrated clinical and revenue cycle system and $5.2 million in payments associated with the extension of our revolving credit facility in February 2016.

Capital Resources

As of March 31, 2016, we had the following debt arrangements:

•	up to $1.232 billion senior secured credit facilities; and

•	$849.9 million in 8.375% senior notes due 2019.

At March 31, 2016, amounts outstanding under our senior secured credit facilities consisted of $974.3 million in term loans. In addition, we had $83.7 million in letters of credit outstanding under the revolving credit facility. The weighted average interest rate of outstanding borrowings under the senior secured credit facilities was 4.5% for both the quarter and six months ended March 31, 2016, compared to 4.6% in the same prior year periods.

Amended Term Loan Facility

We are a party to a senior credit agreement (the “Amended and Restated Credit Agreement”) with Wilmington Trust, National Association, as administrative agent, which provides for a $1.025 billion senior secured term loan facility maturing in May 2018 (the “Term Loan Facility”). Principal under the Term Loan Facility is due in equal quarterly installments in an aggregate annual amount equal to 1% of the principal amount of $1.007 billion outstanding as of the effective date, February 20, 2013, of a repricing amendment, with the remaining balance due upon maturity of the Term Loan Facility.

Borrowings under the Term Loan Facility bear interest at a rate per annum equal to, at our option, either (1) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate (determined by reference to The Wall Street Journal) and (c) a one-month LIBOR rate, subject to a floor of 1.25%, plus 1.00%, in each case, plus a margin of 2.25% per annum or (2) the LIBOR rate for the interest period relevant to such borrowing, subject to a floor of 1.25%, plus a margin of 3.25% per annum.

The Term Loan Facility is unconditionally guaranteed by IAS and certain of our subsidiaries (collectively, the “Subsidiary Guarantors”; IAS and the Subsidiary Guarantors, the “Guarantors”) and is required to be guaranteed by all of our future material wholly-owned subsidiaries, subject to certain exceptions. All obligations under the Amended and Restated Credit Agreement are secured, subject to certain exceptions, by substantially all of our assets and the assets of the Guarantors, including (1) a pledge of 100% of our equity interests and the equity interests held by us and the Subsidiary Guarantors, subject to certain exceptions, (2) mortgage liens on all of our material real property and that of the Guarantors and (3) all proceeds of the foregoing.

The Amended and Restated Credit Agreement requires us to mandatorily prepay borrowings under the Term Loan Facility with net cash proceeds of certain asset dispositions, following certain casualty events, following certain borrowings or debt issuances and from a percentage of annual excess cash flow.

The Amended and Restated Credit Agreement contains certain restrictive covenants, including, among other things: (1) limitations on the incurrence of debt and liens; (2) limitations on investments other than, among other exceptions, certain acquisitions that meet certain conditions; (3) limitations on the sale of assets outside of the ordinary course of business; (4) limitations on dividends and distributions; and (5) limitations on transactions with affiliates, in each case, subject to certain exceptions. The Amended and Restated Credit Agreement also contains certain customary events of default, including, without limitation, a failure to make payments under the Term Loan Facility, cross-defaults, certain bankruptcy events and certain change of control events.

Revolving Credit Facility

We are a party to a revolving credit agreement (the “Revolving Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent, which provides for a $207.4 million senior secured revolving credit facility, of which up to $125.0 million may be utilized for the issuance of letters of credit (the “Revolving Credit Facility”). The Revolving Credit Facility matures in February 2021 (the “Stated Revolver Maturity Date”), provided that, if prior to the Stated Revolver Maturity Date, (x) any loans are outstanding under the Term Loan Facility on the date that is 91 days prior to the maturity date under the Term Loan Facility (such date, the “Springing Term Maturity Date”) or (y) any notes are outstanding under our indenture, dated as of May 3, 2011, by and among IASIS, IAS and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to our 8.375% Senior Notes due 2019 (the “Indenture”), on the date that is 91 days prior to the maturity date under the Indenture (such date, the “Springing Notes Maturity Date”), then the maturity date will automatically become the earlier of the Springing Term Maturity Date or the Springing Notes Maturity Date.

The Revolving Credit Agreement provides us with the right to request additional commitments under the Revolving Credit Facility without the consent of the lenders thereunder, subject to a cap on aggregate commitments of $300.0 million, a pro forma senior secured net leverage ratio (as defined in the Revolving Credit Agreement) of less than or equal to 3.75 to 1.00 and customary conditions precedent.

The Revolving Credit Facility does not require installment payments prior to maturity.

Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to, at our option, either (1) a base rate determined by reference to the highest of (a) the prime rate of JPMorgan, (2) the federal funds rate plus 0.50% and (3) a LIBOR rate subject to certain adjustments plus 1.00%, in each case, plus a margin of 2.50% per annum or (2) the LIBOR rate for the interest period relevant to such borrowing, plus a margin of 3.50% per annum. In addition to paying interest on outstanding principal under the Revolving Credit Facility, we are required to pay a commitment fee on the unutilized commitments under the Revolving Credit Facility, as well as pay customary letter of credit fees and agency fees.

The Revolving Credit Facility is unconditionally guaranteed by the Guarantors and is required to be guaranteed by all of our future material wholly-owned subsidiaries, subject to certain exceptions. All obligations under the Revolving Credit Agreement are secured, subject to certain exceptions, by substantially all of our assets and the assets of the Guarantors, including (1) a pledge of 100% of our equity interests and the equity interests held by us and the Subsidiary Guarantors, subject to certain exceptions, (2) mortgage liens on all of our material real property and that of the Guarantors and (3) all proceeds of the foregoing.

The Revolving Credit Agreement contains restrictive covenants and events of default substantially similar to the restrictive covenants and events of default in the Amended and Restated Credit Agreement; provided, that under the Revolving Credit Agreement, we are required to maintain, on a quarterly basis, a maximum senior secured gross leverage ratio (as defined in the Revolving Credit Agreement). In addition, certain of the baskets available to us under the negative covenants in the Amended and Restated Credit Agreement are suspended under the Revolving Credit Agreement until such time, if any, as we have consummated a qualifying underwritten public offering and achieved a specified total gross leverage ratio (as defined in the Revolving Credit Agreement).

8.375% Senior Notes due 2019

We, together with our wholly owned subsidiary IASIS Capital Corporation (together, the “Issuers”) issued an $850.0 million aggregate principal amount of Senior Notes, which mature on May 15, 2019, pursuant to the Indenture. The Indenture provides that the Senior Notes are general unsecured, senior obligations of the Issuers, and initially will be unconditionally guaranteed on a senior unsecured basis by certain of our subsidiaries.

At March 31, 2016, the outstanding principal balance of the Senior Notes was $849.9 million. The Senior Notes bear interest at a rate of 8.375% per annum, payable semi-annually, in cash in arrears, on May 15 and November 15 of each year.

The Issuers may redeem the Senior Notes in whole or in part, at any time at a price equal to 102.094% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest and special interest, if any, to but excluding the redemption date, subject to compliance with certain conditions. Each subsequent year the redemption price declines 2.094 percentage points until 2017, at which point and thereafter the redemption price is equal to 100% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest and special interest, if any, to but excluding the redemption date.

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

Capital Expenditures

We plan to finance our proposed capital expenditures with cash generated from operations, borrowings under our Senior Secured Credit Facilities and other capital sources that may become available. We continue to expect our capital expenditures for fiscal 2016 to be between $145.0 million to $155.0 million, including $37.0 million to $42.0 million in hardware and software costs related to the conversion to our new clinical and revenue information system.

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

Including available cash at March 31, 2016, we have available liquidity as follows (in millions):

Cash and cash equivalents	$367.5
Cash collateral for certain letters of credit and other items	(4.7)
Available capacity under our senior secured revolving credit facility	123.7

Net available liquidity at March 31, 2016	$486.5

Net available liquidity assumes 100% participation from all lenders currently committed under our Revolving Credit Facility. In addition to our available liquidity, we expect to generate sufficient operating cash flows in fiscal 2016. We also intend to utilize proceeds from our financing activities as needed.

Based upon our current and anticipated level of operations, we believe we have sufficient liquidity to meet our cash requirements over the short-term (next 12 months) and over the next two years. In evaluating the sufficiency of our liquidity for the short-term, we considered the expected cash flow to be generated by our operations, cash on hand and the available borrowings under our Senior Secured Credit Facilities, compared to our anticipated cash requirements for debt service, working capital, capital expenditures and the payment of taxes, as well as funding requirements for long-term liabilities.

We are unable at this time to extend our evaluation of the sufficiency of our liquidity beyond two years. In addition, we cannot assure you that our operating performance will generate sufficient cash flow from operations or that future borrowings will be available under our Senior Secured Credit Facilities, or otherwise, to enable us to grow our business, service our indebtedness, or make anticipated capital expenditures and tax payments. For more information, see Item 1A. “Risk Factors” in our 2015 Form 10-K.

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

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We do not, however, hold or issue financial instruments or derivatives for trading or speculative purposes. At March 31, 2016, the following components of our Senior Secured Credit Facilities bear interest at variable rates at specified margins above either the agent bank’s alternate base rate or the LIBOR rate: (i) a $1.025 billion, seven-year term loan; and (ii) a $207.4 million revolving credit facility. As of March 31, 2016, we had outstanding variable rate debt of $974.3 million.

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

Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates on our remaining variable rate debt or our consolidated financial position, results of operations or cash flows would not be material. Holding other variables constant, including levels of indebtedness, a 0.125% increase in current interest rates would have no estimated impact on pre-tax earnings and cash flows for the next 12 month period given the 1.25% LIBOR floor that exists in our Term Loan Facility.

We currently believe we have adequate liquidity to fund operations during the near term through the generation of operating cash flows, cash on hand and access to our Revolving Credit Facility. Our ability to borrow funds under our Revolving Credit Facility is subject to, among other things, the financial viability of the participating financial institutions. While we do not anticipate any of our current lenders defaulting on their obligations, we are unable to provide assurance that any particular lender will not default at a future date.

Item 4.	Controls and Procedures

Evaluations of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control Over Financial Reporting

During the second fiscal quarter of the period covered by this Report, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.	Other Information

The Company has authorized, and entered into as of the date of this Quarterly Report on Form 10-Q, amendments that affect extensions, until March 30, 2019, of the existing employment agreements of its Chief Executive Officer, Chief Financial Officer and Chief Operating Officer.

Item 6.	Exhibits

(a)	List of Exhibits:

Exhibits: See the Index to Exhibits at the end of this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IASIS HEALTHCARE LLC

Date: May 16, 2016	By:	/s/ John M. Doyle
John M. Doyle
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amendment No. 3, dated as of February 17, 2016, among IASIS Healthcare LLC, IASIS Healthcare Corporation, the lenders party thereto, Bank of America, N.A., as administrative agent and Wilmington Trust, National Association, as successor administrative agent, and attached thereto as Exhibit A, the Amended and Restated Credit Agreement, dated as of May 3, 2011 as amended as of February 17, 2016, among IASIS Healthcare LLC, IASIS Healthcare Corporation, Wilmington Trust, National Association, as administrative agent and collateral agent, and each lender from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 22, 2016 (Comm. File No. 333-117362)).

10.2	Revolving Credit Agreement, dated as of February 17, 2016, among IASIS Healthcare LLC, IASIS Healthcare Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, swing line lender and L/C Issuer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 22, 2016 (Comm. File No. 333-117362)).

31.1	Certification of Principal Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from our quarterly report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 16, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated balance sheets at March 31, 2016 and September 30, 2015, (ii) the condensed consolidated statements of operations for the quarters and six months ended March 31, 2016 and 2015, (iii) the condensed consolidated statements of comprehensive income (loss) for the quarters and six months ended March 31, 2016 and 2015, (iv) the condensed consolidated statement of equity, (v) the condensed consolidated statements of cash flows for the six months ended March 31, 2016 and 2015, and (vi) the notes to the condensed consolidated financial statements (tagged as blocks of text). (1)

(1)	The XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.