Form 10-Q
period 2016-06-30
IASIS Healthcare LLC
filed 2016-08-15
CIK 1294632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of August 15, 2016, 100% of the registrant’s common interests outstanding (all of which are privately owned and are not traded on any public market) were owned by IASIS Healthcare Corporation, its sole member.

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	June 30, 2016	September 30, 2015
	(unaudited)
ASSETS

Cash and cash equivalents	$318,163	$378,513
Accounts receivable, net	344,448	317,729
Inventories	63,758	62,593
Deferred income taxes	—	2,645
Prepaid expenses and other current assets	159,456	200,555

Total current assets	885,825	962,035

Property and equipment, net	937,395	894,766
Goodwill	821,432	821,339
Other intangible assets, net	17,369	19,896
Other assets, net	60,327	55,596

Total assets	$2,722,348	$2,753,632

LIABILITIES AND EQUITY

Accounts payable	$128,758	$131,152
Salaries and benefits payable	60,093	80,833
Accrued interest payable	10,028	26,896
Medical claims payable	167,435	104,296
Other accrued expenses and current liabilities	107,469	98,324
Current portion of long-term debt, capital leases and other long-term obligations	23,917	11,816

Total current liabilities	497,700	453,317

Long-term debt, capital leases and other long-term obligations	1,838,205	1,842,714
Deferred income taxes	97,693	118,477
Other long-term liabilities	94,788	95,553

Non-controlling interests with redemption rights	113,511	114,922

Member’s equity	65,501	117,847
Non-controlling interests	14,950	10,802

Total equity	80,451	128,649

Total liabilities and equity	$2,722,348	$2,753,632

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands)

	Quarter Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Revenues
Acute care revenue before provision for bad debts	$583,595	$563,030	$1,763,190	$1,668,536
Less: Provision for bad debts	(94,293)	(88,097)	(284,989)	(258,175)

Acute care revenue	489,302	474,933	1,478,201	1,410,361
Premium, service and other revenue	324,681	211,361	959,917	642,298

Total revenue	813,983	686,294	2,438,118	2,052,659

Costs and expenses
Salaries and benefits (includes stock-based compensation of $1,877, $1,231, $5,221 and $4,937, respectively)	244,923	228,899	742,050	697,098
Supplies	83,895	81,505	252,859	241,696
Medical claims	303,330	172,475	838,067	524,506
Rentals and leases	21,281	19,258	64,581	57,055
Other operating expenses	136,120	124,395	414,007	351,362
Medicare and Medicaid EHR incentives	(1,267)	(2,035)	(1,757)	(7,685)
Interest expense, net	32,828	31,905	99,471	96,122
Depreciation and amortization	26,482	26,276	79,732	70,462
Management fees	1,250	1,250	3,750	3,750

Total costs and expenses	848,842	683,928	2,492,760	2,034,366

Earnings (loss) from continuing operations before gain (loss) on disposal of assets and income taxes	(34,859)	2,366	(54,642)	18,293
Gain (loss) on disposal of assets, net	248	20	973	(434)

Earnings (loss) from continuing operations before income taxes	(34,611)	2,386	(53,669)	17,859

Income tax expense (benefit)	(7,584)	1,018	(12,961)	8,111

Net earnings (loss) from continuing operations	(27,027)	1,368	(40,708)	9,748

Earnings (loss) from discontinued operations, net of income taxes	465	1,084	(3,421)	(2,222)

Net earnings (loss)	(26,562)	2,452	(44,129)	7,526

Net earnings attributable to non-controlling interests	(2,037)	(4,164)	(7,440)	(9,214)

Net loss attributable to IASIS Healthcare LLC	$(28,599)	$(1,712)	$(51,569)	$(1,688)

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In Thousands)

	Quarter Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015

Net earnings (loss)	$(26,562)	$2,452	$(44,129)	$7,526

Other comprehensive income
Change in fair value of highly effective interest rate hedges	494	573	1,470	1,318

Other comprehensive income before income taxes	494	573	1,470	1,318

Change in income tax expense	(181)	(209)	(537)	(482)

Other comprehensive income, net of income taxes	313	364	933	836

Comprehensive income (loss)	(26,249)	2,816	(43,196)	8,362

Net earnings attributable to non-controlling interests	(2,037)	(4,164)	(7,440)	(9,214)

Comprehensive loss attributable to IASIS Healthcare LLC	$(28,286)	$(1,348)	$(50,636)	$(852)

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

(In Thousands)

	Non-controlling Interests with Redemption Rights	Member’s Equity	Non- controlling Interests	Total Equity

Balance at September 30, 2015	$114,922	$117,847	$10,802	$128,649
Net earnings (loss)	3,292	(51,569)	4,148	(47,421)
Distributions to non-controlling interests	(8,005)	—	—	—
Repurchase of non-controlling interests	(1,411)	—	—	—
Stock-based compensation	—	5,221	—	5,221
Other comprehensive income	—	933	—	933
Other	(2,218)	—	—	—
Adjustment to redemption value of non-controlling interests with redemption rights	6,931	(6,931)	—	(6,931)

Balance at June 30, 2016	$113,511	$65,501	$14,950	$80,451

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	Nine Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net earnings (loss)	$(44,129)	$7,526
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	79,732	70,462
Amortization of loan costs	5,947	5,913
Amortization of deferred gain on sale-leaseback transaction	(1,872)	(1,872)
Change in physician minimum revenue guarantees	2,609	2,852
Stock-based compensation	5,221	4,937
Deferred income taxes	(16,694)	5,935
Loss (gain) on disposal of assets, net	(973)	434
Loss from discontinued operations, net	3,421	2,222
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	(26,718)	(18,106)
Inventories, prepaid expenses and other current assets	35,954	(15,278)
Accounts payable, other accrued expenses and other accrued liabilities	28,957	(7,936)

Net cash provided by operating activities — continuing operations	71,455	57,089
Net cash provided by operating activities — discontinued operations	2,368	2,919

Net cash provided by operating activities	73,823	60,008

Cash flows from investing activities
Purchases of property and equipment	(94,678)	(106,604)
Cash paid for acquisitions, net	(2,311)	(11,324)
Cash received (paid) related to divestiture	(5,869)	42,633
Proceeds from sale of assets	643	350
Change in other assets, net	(425)	(1,141)

Net cash used in investing activities — continuing operations	(102,640)	(76,086)
Net cash used in investing activities — discontinued operations	—	(341)

Net cash used in investing activities	(102,640)	(76,427)

Cash flows from financing activities
Payment of long-term debt, capital leases and other long-term obligations	(16,938)	(9,801)
Payment of debt financing costs	(5,179)	—
Distributions to non-controlling interests	(8,005)	(6,306)
Cash paid for the repurchase of non-controlling interests	(1,411)	(1,018)

Net cash used in financing activities — continuing operations	(31,533)	(17,125)
Net cash used in financing activities — discontinued operations	—	(6)

Net cash used in financing activities	(31,533)	(17,131)

Change in cash and cash equivalents	(60,350)	(33,550)
Cash and cash equivalents at beginning of period	378,513	341,180

Cash and cash equivalents at end of period	$318,163	$307,630

Supplemental disclosure of cash flow information:
Cash paid for interest	$110,394	$111,847

Cash paid for (received from) income taxes, net	$(9,261)	$14,875

Supplemental disclosure of non-cash information:
Financing obligation related to integrated clinical and revenue cycle system conversion	$23,409	$—

See accompanying notes.

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

The unaudited condensed consolidated financial statements as of and for the quarters and nine months ended June 30, 2016 and 2015, reflect the financial position, results of operations and cash flows of IASIS Healthcare LLC (“IASIS” or the “Company”). The Company’s sole member and parent company is IASIS Healthcare Corporation (“Holdings” or “IAS”).

IASIS provides high quality affordable healthcare services primarily in higher growth markets. At June 30, 2016, we owned or leased 17 acute care hospital facilities and one behavioral health hospital facility with a total of 3,661 licensed beds, several outpatient service facilities and 146 physician clinics.

IASIS’ continuing operations are in various regions including:

•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	six cities in Texas, including Houston, San Antonio and Odessa; and

•	West Monroe, Louisiana.

The Company also owns and operates a managed care organization and insurer that manages healthcare services for 665,700 members through Health Choice Arizona, Inc. and related entities (“Health Choice” or the “Plan”), which includes multiple health plans, accountable care networks and managed care solutions. The Plan is headquartered in Phoenix, Arizona, with offices in Tampa, Florida and Salt Lake City, Utah.

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

General and Administrative

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company include the IASIS corporate office costs (excluding stock-based compensation costs), which were $11.5 million and $16.2 million for the quarters ended June 30, 2016 and 2015, respectively, and $36.1 million and $43.7 million for the nine months ended June 30, 2016 and 2015, respectively.

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

Fair Value of Financial Instruments

The Company applies the provisions of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), which provides a single definition of fair value, establishes a framework for measuring fair value, and requires certain disclosures concerning fair value measurements. The Company applies these provisions to the valuation and disclosure of certain financial instruments. ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: (i) Level 1, which is defined as quoted prices in active markets that can be accessed at the measurement date; (ii) Level 2, which is defined as inputs other than quoted prices in active markets that are observable, either directly or indirectly; and (iii) Level 3, which is defined as unobservable inputs resulting from the existence of little or no market data, therefore potentially requiring an entity to develop its own assumptions.

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

The carrying value and fair value of the Company’s senior secured term loan facility and its 8.375% senior notes due 2019 (the “Senior Notes”) as of June 30, 2016 and September 30, 2015, were as follows (in thousands):

	Carrying Amount		Fair Value
	June 30, 2016	September 30, 2015	June 30, 2016	September 30, 2015
Senior secured term loan facility	$970,473	$977,477	$970,601	$980,592
Senior Notes	847,723	847,147	818,029	875,397

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

The following table provides the components of discontinued operations (in thousands):

	Quarter Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Acute care revenue less provision for bad debts	$354	$(374)	$(57)	$29,489

Earnings (loss) before income taxes	631	1,609	(5,351)	(5,264)
Income tax expense (benefit) from discontinued operations	166	525	(1,930)	(3,042)

Earnings (loss) from discontinued operations, net of income taxes	$465	$1,084	$(3,421)	$(2,222)

Effective January 23, 2015, the Company completed the sale of its Nevada operations. The aggregate proceeds from the sale were $36.1 million (net of final working capital settlement), which resulted in a loss on the sale of assets totaling $13.5 million. Of this loss, $0.4 million and $7.5 million was recognized in the years ended September 30, 2015 and 2014, respectively. During the quarter and nine months ended June 30, 2016, the Company recognized an additional $0.3 million gain and $5.6 million loss, respectively, related to the settlement of net working capital. The settlements are included in discontinued operations in the accompanying unaudited condensed consolidated statement of operations.

On October 1, 2015, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment—Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. Among other provisions and in addition to expanded disclosures, ASU No. 2014-08 changes the definition of what components of an entity qualify for discontinued operations treatment and reporting from a reportable segment, operating segment, reporting unit, subsidiary or asset group to only those components of an entity that represent a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. Additionally, ASU No. 2014-08 requires disclosure about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements, including the pretax profit or loss attributable to the component of an entity for the period in which it is disposed of or is classified as held for sale. The disclosure of this information is required for all of the same periods that are included in the entity’s results of operations for the periods presented. The provisions of ASU No. 2014-08 are effective prospectively for all disposals or classifications as held for sale components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. The Company’s adoption of ASU No. 2014-08 did not have an impact on its unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements

Newly Adopted

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes”. Under ASU No. 2015-17, organizations that present a classified balance sheet are required to prospectively classify all deferred taxes as noncurrent assets or noncurrent liabilities. The provisions of ASU No. 2015-17 are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The Company has early adopted ASU No. 2015-17, and accordingly, all deferred taxes are classified as noncurrent liabilities in the Company’s accompanying unaudited condensed consolidated balance sheet at June 30, 2016.

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

In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires lessees to recognize lease assets and lease liabilities on the balance sheet, including leases previously classified as operating. In addition, ASU 2016-02 implements changes to the lease classification criteria for lessors and eliminates portions of the previous real estate leasing guidance. ASU 2016-02 will become effective for fiscal years beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the effect of the new lease accounting guidance, and believes the primary effect of adopting the new standard will be to record assets and obligations for current operating leases.

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

	Quarter Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Medicare	18.3%	19.0%	18.7%	19.8%
Managed Medicare	10.4	10.2	10.4	10.3
Medicaid and managed Medicaid	12.1	12.3	12.3	12.6
Managed care and other	43.8	43.7	43.5	42.6
Self-pay	15.4	14.8	15.1	14.7

Total	100.0%	100.0%	100.0%	100.0%

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

At June 30, 2016 and September 30, 2015, the Company’s net self-pay receivables, including amounts due from uninsured patients and co-payment and deductible amounts due from insured patients, were $274.4 million and $276.7 million, respectively. At June 30, 2016 and September 30, 2015, the Company’s allowance for doubtful accounts was $216.2 million and $210.1 million, respectively.

Premium, Service and Other Revenue

Health Choice is the Company’s managed care organization and insurer that manages healthcare services for enrollees in Arizona, Utah and Florida. The Plan derives most of its revenue through a contract in Arizona with the Arizona Health Care Cost Containment System (“AHCCCS”) to provide specified health services to qualified Medicaid enrollees through contracted providers. AHCCCS is the state agency that administers Arizona’s Medicaid program.

Effective October 1, 2013, Health Choice entered into a contract with AHCCCS with an initial term of three years, and two one-year renewal options at the discretion of AHCCCS. The contract is terminable without cause on 90 days’ written notice or for cause upon written notice if the Company fails to comply with any term or condition of the contract or fails to take corrective action as required to comply with the terms of the contract. Additionally, AHCCCS can terminate the contract in the event of the unavailability of state or federal funding. As of June 30, 2016, Health Choice provided healthcare benefits to 246,900 plan members in the Arizona Medicaid program.

Health Choice also provides coverage as a Medicare Advantage Prescription Drug (“MAPD”) Special Needs Plan (“SNP”) provider pursuant to a contract with the Centers for Medicare and Medicaid Services (“CMS”). The SNP allows Health Choice to offer Medicare and Part D drug benefit coverage for new and existing dual-eligible members (i.e. those that are eligible for Medicare and Medicaid). The contract with CMS includes successive one-year renewal options at the discretion of CMS and is terminable without cause on 90 days’ written notice or for cause upon written notice if the Company fails to comply with any term or condition of the contract or fails to take corrective action as required to comply with the terms of the contract. As of June 30, 2016, Health Choice provided healthcare benefits to 9,500 plan members in its MAPD SNP.

In Arizona and surrounding states, the Plan subcontracts with hospitals, physicians and other medical providers to provide services to its Medicaid and Medicare enrollees in Apache, Coconino, Gila, Maricopa, Mohave, Navajo, Pima and Pinal counties, regardless of the actual costs incurred to provide these services.

Effective October 1, 2015, Health Choice’s joint venture, Health Choice Integrated Care LLC (“HCIC”) entered into a contract with the Arizona Department of Health Services (“ADHS”) to operate an integrated acute and behavioral health plan in Northern Arizona. The contract has an initial term of three years and includes two additional two-year renewal options that can be exercised at the discretion of ADHS. The contract is terminable by ADHS following HCIC’s failure to carry out a material contract term, condition or obligation. As of June 30, 2016, HCIC provided standalone behavioral health benefits to 226,900 plan members.

The Plan’s contracts require the arrangement of healthcare services for enrolled patients in exchange for fixed monthly premiums, based upon negotiated per capita member rates. Capitation payments received by Health Choice are recognized as revenue in the month that members are entitled to healthcare services. Premium revenue includes adjustments to revenue related to the program settlement process for the Arizona managed Medicaid plan under the related state contract. This program settlement process reconciles estimated amounts due to or from the state based on the actual premium revenue and medical costs and contractually mandated limits on profits and losses. Although estimates of future program settlement amounts are recorded in current periods, the program settlement process typically occurs 18 months post-plan year, when actual (rather than projected) claims and member eligibility data become available and a net settlement amount is either due to or from the state. Adjustments to the estimates of program settlement amounts are recorded as a component of premium revenue.

The sources of Health Choice’s premium, service and other revenue by major product line are summarized as follows:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Medicaid and Exchange plans	86.6%	83.6%	86.8%	82.4%
MAPD SNP	10.0	12.2	9.9	13.2
Service and other	3.4	4.2	3.3	4.4

Total	100.0%	100.0%	100.0%	100.0%

3. LONG-TERM DEBT, CAPITAL LEASES AND OTHER LONG-TERM OBLIGATIONS

Long-term debt, capital leases and other long-term obligations consist of the following (in thousands):

	June 30, 2016	September 30, 2015
Senior secured term loan facility	$970,473	$977,477
Senior Notes	847,723	847,147
Capital leases and other long-term obligations	43,926	29,906

	1,862,122	1,854,530
Less current maturities	23,917	11,816

	$1,838,205	$1,842,714

As of June 30, 2016 and September 30, 2015, the senior secured term loan facility balance reflects an original issue discount (“OID”) of $1.3 million and $1.9 million, respectively, which is net of accumulated amortization of $3.8 million and $3.2 million, respectively, and the Senior Notes balance reflects an OID of $2.2 million and $2.7 million, respectively, which is net of accumulated amortization of $3.9 million and $3.4 million, respectively.

As of June 30, 2016 and September 30, 2015, capital leases and other long-term obligations include financing obligations totaling $20.8 million and $21.7 million, respectively, resulting from the Company’s sale-leaseback transactions. Additionally, as of June 30, 2016, capital leases and other long-term obligations includes a financing obligation totaling $15.4 million related to the Company’s ongoing conversion to a new integrated clinical and revenue cycle system.

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

At June 30, 2016, the outstanding principal balance of the Senior Notes was $849.9 million. The Senior Notes bear interest at a rate of 8.375% per annum, payable semi-annually, in cash in arrears, on May 15 and November 15 of each year.

The Issuers may redeem the Senior Notes, in whole or in part, at any time, at a price equal to 102.094% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest and special interest, if any, to but excluding the redemption date. On May 15, 2017, the redemption price declines 2.094 percentage points, at which point and thereafter the redemption price is equal to 100% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest and special interest, if any, to but excluding the redemption date.

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

4. GOODWILL

The following table presents the changes, if any, in the carrying amount of goodwill (in thousands):

	Acute Care	Health Choice	Total
Balance at September 30, 2015	$815,582	$5,757	$821,339
Adjustments	93	—	93

Balance at June 30, 2016	$815,675	$5,757	$821,432

5. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of income taxes, are as follows (in thousands):

	June 30, 2016	September 30, 2015
Fair value of interest rate hedges	$(500)	$(1,970)
Income tax benefit	311	848

Accumulated other comprehensive loss	$(189)	$(1,122)

6. INCOME TAXES

For the quarter ended June 30, 2016, the Company recorded an income tax benefit of $7.6 million, resulting in an effective tax rate of 21.9%, compared to income tax expense of $1.0 million, for an effective tax rate of 42.7% in the prior year quarter. For the nine months ended June 30, 2016, the Company recorded an income tax benefit of $13.0 million, for an effective tax rate of 24.1%, compared to income tax expense of $8.1 million, for an effective tax rate of 45.4% in the prior year period. The change in the effective tax rate was primarily attributable to (1) the decrease in net earnings from continuing operations, which altered the rate impact of non-deductible expenses, non-controlling interests, and state income taxes including the Texas margins tax, and (2) an increase in the valuation allowance against deferred tax assets. The Company recorded an increase to its valuation allowance of $3.0 million and $3.7 million for the quarter and nine months ended June 30, 2016, respectively, compared to $0.1 million and $0.2 million in the same prior year periods.

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

Professional, General and Workers’ Compensation Liability Risks

The Company is subject to claims and legal actions incidental to the Company’s business, including claims relating to patient treatment and personal injuries. To cover these types of claims and actions, the Company maintains professional and general liability insurance in excess of self-insured retentions through a commercial insurance carrier in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is currently not a party to any proceedings that, in the Company’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company expenses an estimate of the costs it expects to incur under the self-insured retention exposure for professional and general liability claims using historical claims data, demographic factors, severity factors, current incident logs and other actuarial analysis. At June 30, 2016 and September 30, 2015, the Company’s professional and general liability accrual for asserted and unasserted claims totaled $53.7 million and $52.7 million, respectively, with the current portion totaling $15.0 million at both periods. The semi-annual valuations from the Company’s independent actuary for professional and general liability losses resulted in changes related to estimates for prior years that impacted professional and general liability expense with an increase of $11.9 million during the nine months ended June 30, 2016, and a decrease of $4.1 million during the nine months ended June 30, 2015.

The Company is subject to claims and legal actions in the ordinary course of business relative to workers’ compensation matters. To cover these types of claims, the Company maintains workers’ compensation insurance coverage with a self-insured retention. The Company accrues the costs of workers’ compensation claims based upon estimates derived from its claims experience.

Health Choice

Health Choice has entered into capitated contracts whereby the Plan provides healthcare services in exchange for fixed periodic and supplemental payments from AHCCCS, ADHS and CMS. These services are provided regardless of the actual costs incurred to provide these services. The Plan receives reinsurance and other supplemental payments from AHCCCS to cover certain costs of healthcare services that exceed certain thresholds. The Company believes the capitated payments, together with reinsurance and other supplemental payments are sufficient to pay for the services Health Choice is obligated to deliver. As of June 30, 2016, the Company has provided performance guaranties in the form of a letter of credit totaling $60.0 million for the benefit of AHCCCS, a surety bond for the benefit of ADHS totaling $20.8 million and a demand note totaling $12.0 million for the benefit of CMS to support its obligations under the Health Choice contracts to provide and pay for the related healthcare services. The amount of these performance guaranties are generally based in part upon the membership in the Plan and the related capitation revenue paid to Health Choice.

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

Other

On January 14, 2016, CMS entered into a Systems Improvement Agreement (“SIA”), with the Company’s Houston hospital, St. Joseph Medical Center (“SJMC”). CMS agreed to stay the scheduled termination of SJMC’s Medicare Provider Agreement during the pendency of the SIA, an action which resulted from surveys of the hospital that identified alleged failures to comply with certain Medicare program conditions of participation. As required by the terms of the SIA, the Company retained an independent consultant who conducted a comprehensive review, including analysis of the hospital’s current operations, and developed a remediation plan, which was submitted to and approved by CMS in June 2016. The SIA is scheduled to expire in July 2017, following an on-site survey by CMS, provided that SJMC demonstrates compliance with the Medicare conditions of participation for hospitals.

8. SEGMENT INFORMATION

The Company’s reportable operating segments consist of (1) acute care hospitals and related healthcare businesses, collectively and (2) Health Choice. The following is a financial summary by business segment for the periods indicated (in thousands):

	For the Quarter Ended June 30, 2016
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue before provision for bad debts	$583,595	$—	$—	$583,595
Less: Provision for bad debts	(94,293)	—	—	(94,293)

Acute care revenue	489,302	—	—	489,302
Premium, service and other revenue	—	324,681	—	324,681
Revenue between segments	4,399	—	(4,399)	—

Total revenue	493,701	324,681	(4,399)	813,983

Salaries and benefits (excludes stock-based compensation)	223,180	19,866	—	243,046
Supplies	83,614	281	—	83,895
Medical claims	—	307,729	(4,399)	303,330
Rentals and leases	20,282	999	—	21,281
Other operating expenses	117,805	18,315	—	136,120
Medicare and Medicaid EHR incentives	(1,267)	—	—	(1,267)

Adjusted EBITDA(1)	50,087	(22,509)	—	27,578

Interest expense, net	32,828	—	—	32,828
Depreciation and amortization	25,042	1,440	—	26,482
Stock-based compensation	1,877	—	—	1,877
Management fees	1,250	—	—	1,250

Loss from continuing operations before gain on disposal of assets and income taxes	(10,910)	(23,949)	—	(34,859)
Gain on disposal of assets, net	248	—	—	248

Loss from continuing operations before income taxes	$(10,662)	$(23,949)	$—	$(34,611)

	For the Quarter Ended June 30, 2015
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue before provision for bad debts	$563,030	$—	$—	$563,030
Less: Provision for bad debts	(88,097)	—	—	(88,097)

Acute care revenue	474,933	—	—	474,933
Premium, service and other revenue	—	211,361	—	211,361
Revenue between segments	4,520	—	(4,520)	—

Total revenue	479,453	211,361	(4,520)	686,294

Salaries and benefits (excludes stock-based compensation)	214,394	13,274	—	227,668
Supplies	81,341	164	—	81,505
Medical claims	—	176,995	(4,520)	172,475
Rentals and leases	18,542	716	—	19,258
Other operating expenses	110,930	13,465	—	124,395
Medicare and Medicaid EHR incentives	(2,035)	—	—	(2,035)

Adjusted EBITDA(1)	56,281	6,747	—	63,028

Interest expense, net	31,905	—	—	31,905
Depreciation and amortization	25,180	1,096	—	26,276
Stock-based compensation	1,231	—	—	1,231
Management fees	1,250	—	—	1,250

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(3,285)	5,651	—	2,366
Gain on disposal of assets, net	20	—	—	20

Earnings (loss) from continuing operations before income taxes	$(3,265)	$5,651	$—	$2,386

	For the Nine Months Ended June 30, 2016
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue before provision for bad debts	$1,763,190	$—	$—	$1,763,190
Less: Provision for bad debts	(284,989)	—	—	(284,989)

Acute care revenue	1,478,201	—	—	1,478,201
Premium, service and other revenue	—	959,917	—	959,917
Revenue between segments	12,857	—	(12,857)	—

Total revenue	1,491,058	959,917	(12,857)	2,438,118

Salaries and benefits (excludes stock-based compensation)	681,546	55,283	—	736,829
Supplies	251,951	908	—	252,859
Medical claims	—	850,924	(12,857)	838,067
Rentals and leases	61,651	2,930	—	64,581
Other operating expenses	360,607	53,400	—	414,007
Medicare and Medicaid EHR incentives	(1,757)	—	—	(1,757)

Adjusted EBITDA(1)	137,060	(3,528)	—	133,532

Interest expense, net	99,471	—	—	99,471
Depreciation and amortization	75,777	3,955	—	79,732
Stock-based compensation	5,221	—	—	5,221
Management fees	3,750	—	—	3,750

Loss from continuing operations before gain on disposal of assets and income taxes	(47,159)	(7,483)	—	(54,642)
Gain on disposal of assets, net	973	—	—	973

Loss from continuing operations before income taxes	$(46,186)	$(7,483)	$—	$(53,669)

Segment assets	$2,248,819	$473,529		$2,722,348

Capital expenditures	$93,023	$1,655		$94,678

Goodwill	$815,675	$5,757		$821,432

	For the Nine Months Ended June 30, 2015
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue before provision for bad debts	$1,668,536	$—	$—	$1,668,536
Less: Provision for bad debts	(258,175)	—	—	(258,175)

Acute care revenue	1,410,361	—	—	1,410,361
Premium, service and other revenue	—	642,298	—	642,298
Revenue between segments	12,356	—	(12,356)	—

Total revenue	1,422,717	642,298	(12,356)	2,052,659

Salaries and benefits (excludes stock-based compensation)	651,854	40,307	—	692,161
Supplies	241,230	466	—	241,696
Medical claims	—	536,862	(12,356)	524,506
Rentals and leases	54,899	2,156	—	57,055
Other operating expenses	307,868	43,494	—	351,362
Medicare and Medicaid EHR incentives	(7,685)	—	—	(7,685)

Adjusted EBITDA(1)	174,551	19,013	—	193,564

Interest expense, net	96,122	—	—	96,122
Depreciation and amortization	67,264	3,198	—	70,462
Stock-based compensation	4,937	—	—	4,937
Management fees	3,750	—	—	3,750

Earnings from continuing operations before loss on disposal of assets and income taxes	2,478	15,815	—	18,293
Loss on disposal of assets, net	(434)	—	—	(434)

Earnings from continuing operations before income taxes	$2,044	$15,815	$—	$17,859

Segment assets	$2,286,227	$398,752		$2,684,979

Capital expenditures	$104,853	$1,751		$106,604

Goodwill	$814,744	$5,757		$820,501

(1)	Adjusted EBITDA represents net earnings (loss) from continuing operations before net interest expense, income tax expense (benefit), depreciation and amortization, stock-based compensation, gain (loss) on disposal of assets and management fees. Management fees represent monitoring and advisory fees paid to management companies affiliated with TPG and JLL. Management routinely calculates and communicates adjusted EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within the healthcare industry to evaluate performance, allocate resources and measure leverage capacity and debt service ability. In addition, the Company uses adjusted EBITDA as a measure of performance for its business segments and for incentive compensation purposes. Adjusted EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net earnings, cash flows generated by operating, investing, or financing activities or other financial statement data presented in the unaudited condensed consolidated financial statements as an indicator of financial performance or liquidity. Adjusted EBITDA, as presented, differs from “adjusted EBITDA” as defined under the Company’s senior secured credit facilities and may not be comparable to similarly titled measures of other companies.

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

Summarized condensed consolidating balance sheets at June 30, 2016 and September 30, 2015, condensed consolidating statements of operations for the quarters and nine months ended June 30, 2016 and 2015, condensed consolidating statements of comprehensive income (loss) for the quarters and nine months ended June 30, 2016 and 2015, and condensed consolidating statements of cash flows for the nine months ended June 30, 2016 and 2015, for the Company, segregating the parent company issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, are found below.

IASIS Healthcare LLC

Condensed Consolidating Balance Sheet

June 30, 2016 (unaudited)

(In thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$226,843	$91,320	$—	$318,163
Accounts receivable, net	—	60,455	283,993	—	344,448
Inventories	—	15,018	48,740	—	63,758
Prepaid expenses and other current assets	—	34,723	124,733	—	159,456

Total current assets	—	337,039	548,786	—	885,825

Property and equipment, net	—	319,411	617,984	—	937,395
Intercompany	—	(211,403)	211,403	—	—
Net investment in and advances to subsidiaries	1,966,855	—	—	(1,966,855)	—
Goodwill	7,407	83,848	730,177	—	821,432
Other intangible assets, net	—	7,619	9,750	—	17,369
Other assets, net	17,157	28,309	14,861	—	60,327

Total assets	$1,991,419	$564,823	$2,132,961	$(1,966,855)	$2,722,348

Liabilities and Equity
Current liabilities
Accounts payable	$—	$39,152	$89,606	$—	$128,758
Salaries and benefits payable	—	23,654	36,439	—	60,093
Accrued interest payable	10,028	(3,218)	3,218	—	10,028
Medical claims payable	—	—	167,435	—	167,435
Other accrued expenses and current liabilities	—	56,366	51,103	—	107,469
Current portion of long-term debt, capital leases and other long-term obligations	10,071	13,846	29,087	(29,087)	23,917

Total current liabilities	20,099	129,800	376,888	(29,087)	497,700

Long-term debt, capital leases and other long-term obligations	1,808,126	30,079	619,666	(619,666)	1,838,205
Deferred income taxes	97,693	—	—	—	97,693
Other long-term liabilities	—	93,773	1,015	—	94,788

Total liabilities	1,925,918	253,652	997,569	(648,753)	2,528,386

Non-controlling interests with redemption rights	—	113,511	—	—	113,511

Equity
Member’s equity	65,501	189,274	1,128,828	(1,318,102)	65,501
Non-controlling interests	—	8,386	6,564	—	14,950

Total equity	65,501	197,660	1,135,392	(1,318,102)	80,451

Total liabilities and equity	$1,991,419	$564,823	$2,132,961	$(1,966,855)	$2,722,348

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

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations

For the Quarter Ended June 30, 2016 (unaudited)

(In thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Revenues
Acute care revenue before provision for bad debts	$—	$134,410	$453,584	$(4,399)	$583,595
Less: Provision for bad debts	—	(13,298)	(80,995)	—	(94,293)

Acute care revenue	—	121,112	372,589	(4,399)	489,302
Premium, service and other revenue	—	—	324,681	—	324,681

Total revenue	—	121,112	697,270	(4,399)	813,983

Costs and expenses
Salaries and benefits	1,877	76,493	166,553	—	244,923
Supplies	—	20,972	62,923	—	83,895
Medical claims	—	—	307,729	(4,399)	303,330
Rentals and leases	—	5,124	16,157	—	21,281
Other operating expenses	—	21,800	114,320	—	136,120
Medicare and Medicaid EHR incentives	—	(346)	(921)	—	(1,267)
Interest expense, net	32,828	—	12,204	(12,204)	32,828
Depreciation and amortization	—	9,607	16,875	—	26,482
Management fees	1,250	(7,863)	7,863	—	1,250
Equity in earnings of affiliates	12,266	—	—	(12,266)	—

Total costs and expenses	48,221	125,787	703,703	(28,869)	848,842

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(48,221)	(4,675)	(6,433)	24,470	(34,859)
Gain on disposal of assets, net	—	246	2	—	248

Earnings (loss) from continuing operations before income taxes	(48,221)	(4,429)	(6,431)	24,470	(34,611)
Income tax benefit	(7,584)	—	—	—	(7,584)

Net earnings (loss) from continuing operations	(40,637)	(4,429)	(6,431)	24,470	(27,027)
Earnings (loss) from discontinued operations, net of income taxes	(166)	631	—	—	465

Net earnings (loss)	(40,803)	(3,798)	(6,431)	24,470	(26,562)
Net earnings attributable to non-controlling interests	—	(2,037)	—	—	(2,037)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(40,803)	$(5,835)	$(6,431)	$24,470	$(28,599)

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations

For the Quarter Ended June 30, 2015 (unaudited)

(In thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Revenues
Acute care revenue before provision for bad debts	$—	$131,058	$436,492	$(4,520)	$563,030
Less: Provision for bad debts	—	(14,638)	(73,459)	—	(88,097)

Acute care revenue	—	116,420	363,033	(4,520)	474,933
Premium, service and other revenue	—	—	211,361	—	211,361

Total revenue	—	116,420	574,394	(4,520)	686,294

Costs and expenses
Salaries and benefits	1,231	77,061	150,607	—	228,899
Supplies	—	20,750	60,755	—	81,505
Medical claims	—	—	176,995	(4,520)	172,475
Rentals and leases	—	5,843	13,415	—	19,258
Other operating expenses	—	27,912	96,483	—	124,395
Medicare and Medicaid EHR incentives	—	(651)	(1,384)	—	(2,035)
Interest expense, net	31,905	—	11,644	(11,644)	31,905
Depreciation and amortization	—	11,415	14,861	—	26,276
Management fees	1,250	(9,132)	9,132	—	1,250
Equity in earnings of affiliates	(22,573)	—	—	22,573	—

Total costs and expenses	11,813	133,198	532,508	6,409	683,928

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(11,813)	(16,778)	41,886	(10,929)	2,366
Gain on disposal of assets, net	—	7	13	—	20

Earnings (loss) from continuing operations before income taxes	(11,813)	(16,771)	41,899	(10,929)	2,386
Income tax expense	1,018	—	—	—	1,018

Net earnings (loss) from continuing operations	(12,831)	(16,771)	41,899	(10,929)	1,368
Earnings (loss) from discontinued operations, net of income taxes	(525)	1,609	—	—	1,084

Net earnings (loss)	(13,356)	(15,162)	41,899	(10,929)	2,452
Net earnings attributable to non-controlling interests	—	(4,164)	—	—	(4,164)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(13,356)	$(19,326)	$41,899	$(10,929)	$(1,712)

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations

For the Nine Months Ended June 30, 2016 (unaudited)

(In thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Revenues
Acute care revenue before provision for bad debts	$—	$400,618	$1,375,429	$(12,857)	$1,763,190
Less: Provision for bad debts	—	(38,987)	(246,002)	—	(284,989)

Acute care revenue	—	361,631	1,129,427	(12,857)	1,478,201
Premium, service and other revenue	—	—	959,917	—	959,917

Total revenue	—	361,631	2,089,344	(12,857)	2,438,118

Costs and expenses
Salaries and benefits	5,221	236,656	500,173	—	742,050
Supplies	—	62,684	190,175	—	252,859
Medical claims	—	—	850,924	(12,857)	838,067
Rentals and leases	—	15,658	48,923	—	64,581
Other operating expenses	—	85,026	328,981	—	414,007
Medicare and Medicaid EHR incentives	—	(845)	(912)	—	(1,757)
Interest expense, net	99,471	—	34,790	(34,790)	99,471
Depreciation and amortization	—	28,955	50,777	—	79,732
Management fees	3,750	(23,561)	23,561	—	3,750
Equity in earnings of affiliates	(5,406)	—	—	5,406	—

Total costs and expenses	103,036	404,573	2,027,392	(42,241)	2,492,760

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(103,036)	(42,942)	61,952	29,384	(54,642)
Gain on disposal of assets, net	—	604	369	—	973

Earnings (loss) from continuing operations before income taxes	(103,036)	(42,338)	62,321	29,384	(53,669)
Income tax expense (benefit)	(14,747)	—	1,786	—	(12,961)

Net earnings (loss) from continuing operations	(88,289)	(42,338)	60,535	29,384	(40,708)
Earnings (loss) from discontinued operations, net of income taxes	1,930	(5,351)	—	—	(3,421)

Net earnings (loss)	(86,359)	(47,689)	60,535	29,384	(44,129)
Net earnings attributable to non-controlling interests	—	(7,440)	—	—	(7,440)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(86,359)	$(55,129)	$60,535	$29,384	$(51,569)

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

IASIS Healthcare LLC

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the Quarter Ended June 30, 2016 (unaudited)

(In thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Net earnings (loss)	$(40,803)	$(3,798)	$(6,431)	$24,470	$(26,562)
Other comprehensive income
Change in fair value of highly effective interest rate hedges	494	—	—	—	494

Other comprehensive income before income taxes	494	—	—	—	494
Change in income tax expense	(181)	—	—	—	(181)

Other comprehensive income, net of income taxes	313	—	—	—	313

Comprehensive income (loss)	(40,490)	(3,798)	(6,431)	24,470	(26,249)
Net earnings attributable to non-controlling interests	—	(2,037)	—	—	(2,037)

Comprehensive income (loss) attributable to IASIS Healthcare LLC	$(40,490)	$(5,835)	$(6,431)	$24,470	$(28,286)

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

IASIS Healthcare LLC

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the Nine Months Ended June 30, 2016 (unaudited)

(In thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Net earnings (loss)	$(86,359)	$(47,689)	$60,535	$29,384	$(44,129)
Other comprehensive income
Change in fair value of highly effective interest rate hedges	1,470	—	—	—	1,470

Other comprehensive income before income taxes	1,470	—	—	—	1,470
Change in income tax expense	(537)	—	—	—	(537)

Other comprehensive income, net of income taxes	933	—	—	—	933

Comprehensive income (loss)	(85,426)	(47,689)	60,535	29,384	(43,196)
Net earnings attributable to non-controlling interests	—	(7,440)	—	—	(7,440)

Comprehensive income (loss) attributable to IASIS Healthcare LLC	$(85,426)	$(55,129)	$60,535	$29,384	$(50,636)

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

IASIS Healthcare LLC

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended June 30, 2016 (unaudited)

(In thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities
Net earnings (loss)	$(86,359)	$(47,689)	$60,535	$29,384	$(44,129)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	28,955	50,777	—	79,732
Amortization of loan costs	5,947	—	—	—	5,947
Amortization of deferred gain on sale-leaseback transaction	(1,872)	—	—	—	(1,872)
Change in physician minimum revenue guarantees	—	63	2,546	—	2,609
Stock-based compensation	5,221	—	—	—	5,221
Deferred income taxes	(16,694)	—	—	—	(16,694)
Gain on disposal of assets, net	—	(604)	(369)	—	(973)
Loss (earnings) from discontinued operations, net	(1,930)	5,351	—	—	3,421
Equity in earnings of affiliates	(5,406)	—	—	5,406	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	—	(5,085)	(21,633)	—	(26,718)
Inventories, prepaid expenses and other current assets	—	10,003	25,951	—	35,954
Accounts payable, other accrued expenses and other accrued liabilities	(18,838)	(9,243)	57,038	—	28,957

Net cash provided by (used in) operating activities — continuing operations	(119,931)	(18,249)	174,845	34,790	71,455
Net cash provided by operating activities — discontinued operations	—	2,368	—	—	2,368

Net cash provided by (used in) operating activities	(119,931)	(15,881)	174,845	34,790	73,823

Cash flows from investing activities
Purchases of property and equipment	—	(63,145)	(31,533)	—	(94,678)
Cash paid for acquisitions, net	—	—	(2,311)	—	(2,311)
Cash paid related to divestitures	—	(5,869)	—	—	(5,869)
Proceeds from sale of assets	—	596	47	—	643
Change in other assets, net	—	(1,807)	1,382	—	(425)

Net cash used in investing activities	—	(70,225)	(32,415)	—	(102,640)

Cash flows from financing activities
Payment of long-term debt, capital leases and other long-term obligations	(15,341)	(744)	(853)	—	(16,938)
Payment of debt financing costs	(5,179)	—	—	—	(5,179)
Distributions to non-controlling interests	—	—	(8,005)	—	(8,005)
Cash paid for the repurchase of non-controlling interests	—	—	(1,411)	—	(1,411)
Change in intercompany balances with affiliates, net	140,451	(26,359)	(79,302)	(34,790)	—

Net cash provided by (used in) financing activities	119,931	(27,103)	(89,571)	(34,790)	(31,533)

Change in cash and cash equivalents	—	(113,209)	52,859	—	(60,350)
Cash and cash equivalents at beginning of period	—	340,052	38,461	—	378,513

Cash and cash equivalents at end of period	$—	$226,843	$91,320	$—	$318,163

IASIS Healthcare LLC

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended June 30, 2015 (unaudited)

(In thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities
Net earnings (loss)	$(37,554)	$(35,494)	$117,032	$(36,458)	$7,526
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	25,828	44,634	—	70,462
Amortization of loan costs	5,913	—	—	—	5,913
Amortization of deferred gain on sale-leaseback transaction	(1,872)	—	—	—	(1,872)
Change in physician minimum revenue guarantees	—	147	2,705	—	2,852
Stock-based compensation	4,937	—	—	—	4,937
Deferred income taxes	5,935	—	—	—	5,935
Loss (gain) on disposal of assets, net	—	519	(85)	—	434
Loss (earnings) from discontinued operations, net	(3,042)	5,264	—	—	2,222
Equity in earnings of affiliates	(72,324)	—	—	72,324	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	—	1,735	(19,841)	—	(18,106)
Inventories, prepaid expenses and other current assets	—	(19,658)	4,380	—	(15,278)
Accounts payable, other accrued expenses and other accrued liabilities	(20,463)	(6,994)	19,521	—	(7,936)

Net cash provided by (used in) operating activities — continuing operations	(118,470)	(28,653)	168,346	35,866	57,089
Net cash provided by operating activities — discontinued operations	—	2,919	—	—	2,919

Net cash provided by (used in) operating activities	(118,470)	(25,734)	168,346	35,866	60,008

Cash flows from investing activities
Purchases of property and equipment	—	(56,063)	(50,541)	—	(106,604)
Cash paid for acquisitions, net	—	(1,280)	(10,044)	—	(11,324)
Cash received related to divestiture	—	42,633	—	—	42,633
Proceeds from sale of assets	—	256	94	—	350
Change in other assets, net	—	(155)	(986)	—	(1,141)

Net cash used in investing activities — continuing operations	—	(14,609)	(61,477)	—	(76,086)
Net cash used in investing activities — discontinued operations	—	(341)	—	—	(341)

Net cash used in investing activities	—	(14,950)	(61,477)	—	(76,427)

Cash flows from financing activities
Payment of long-term debt, capital leases and other long-term obligations	(7,652)	(469)	(1,680)	—	(9,801)
Distributions to non-controlling interests	—	(6,306)	—	—	(6,306)
Cash paid for the repurchase of non-controlling interests	—	(1,153)	135	—	(1,018)
Change in intercompany balances with affiliates, net	126,122	(3,464)	(86,792)	(35,866)	—

Net cash provided by (used in) financing activities — continuing operations	118,470	(11,392)	(88,337)	(35,866)	(17,125)
Net cash used in financing activities — discontinued operations	—	(6)	—	—	(6)

Net cash provided by (used in) financing activities	118,470	(11,398)	(88,337)	(35,866)	(17,131)

Change in cash and cash equivalents	—	(52,082)	18,532	—	(33,550)
Cash and cash equivalents at beginning of period	—	325,555	15,625	—	341,180

Cash and cash equivalents at end of period	$—	$273,473	$34,157	$—	$307,630

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements, the notes to our unaudited condensed consolidated financial statements and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”). Data for the quarters and nine months ended June 30, 2016 and 2015, have been derived from our unaudited condensed consolidated financial statements. In this Report, unless otherwise stated or indicated by context, references to the “Company,” “IASIS,” “we,” “our” or “us” refer to IASIS Healthcare LLC and its affiliates. Unless the context otherwise implies, the term “affiliates” means direct and indirect subsidiaries of IASIS Healthcare LLC and partnerships and joint ventures in which such subsidiaries are partners. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of IASIS and the term “employees” refers to employees of affiliates of IASIS. References herein to “IAS” are to IASIS Healthcare Corporation, our parent company.

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

EXECUTIVE OVERVIEW

We are a healthcare services company delivering high-quality, cost-effective healthcare through a broad and differentiated set of capabilities and assets that includes acute care hospitals with related patient access points, and a diversified and growing managed care risk platform (“risk platform”). Our business model is centered on deploying our acute care expertise and risk platform, either separately or on an integrated basis to manage population health, integrate the delivery and payment of healthcare services and ultimately expand our total market opportunities within our existing and new geographic markets. Our business consists of two operating segments: (i) our acute care operations, which, as of June 30, 2016, included 17 acute care hospitals, one behavioral hospital and multiple other access points, including 146 physician clinics, multiple outpatient surgical units, imaging centers, and investments in urgent care centers and on-site employer-based clinics, and (ii) our managed care operations, comprised of our diversified and growing risk platform, Health Choice, which operates managed Medicaid and Medicare health plans, an Exchange plan and a management services organization (“MSO”) that provides management and administrative services to third-party insurers, as well as accountable care networks in conjunction with our acute care facilities.

Acute Care Operations

As of June 30, 2016, we owned or leased 17 acute care hospital facilities and one behavioral health hospital facility with a total of 3,661 licensed beds, several outpatient service facilities and 146 physician clinics.

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

Managed Care Operations

Health Choice, headquartered in Phoenix, Arizona, began providing managed Medicaid services under contract with the Arizona Health Care Cost Containment System (“AHCCCS”) in 1990, making it one of the nation’s first Medicaid managed care plans. Under our ownership beginning in 1999, Health Choice has evolved into a managed care organization and insurer which, while it has grown its core managed Medicaid business, has expanded to serve certain Medicare Advantage and Exchange members and is utilizing its population health management expertise to offer MSO-related services to other external parties. In collaboration with our hospitals and affiliated physicians in certain of our markets, Health Choice also manages accountable care networks.

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

As of June 30, 2016, Health Choice’s related entities managed healthcare services for 665,700 covered lives through multiple health plans, accountable care networks, MSO-related services and other managed care solutions. These include 264,700 managed Medicaid lives served primarily through Health Choice’s core health plan business in Arizona, 226,900 HCIC plan members, 9,500 Medicare Advantage members eligible for both Medicare and Medicaid (“Duals”), 12,200 Exchange lives, 99,300 MSO lives and 80,400 lives attributed to our accountable care networks from multiple payors whose care is managed by our network providers, of which 27,300 lives are members in Health Choice’s managed Medicaid and Exchange plans.

Recent Developments

Health Choice to Exit Arizona Marketplace Exchange Business. As of January 1, 2017, Health Choice will be exiting the Arizona marketplace exchange. Our decision to exit the exchange was driven by the instability of the Health Reform marketplace, uncertainty and lack of funding around government premium stabilization programs, and the overall nature of the related regulatory environment. During the quarter and nine months ended June 30, 2016, our managed care division incurred losses related to its Arizona marketplace exchange product totaling $8.8 million and $8.1 million, respectively, compared to income of $0.5 million and $0.2 million in the same prior year periods. Included in these losses for the quarter and nine months ended June 30, 2016, are $8.9 million of losses related to risk adjustment transfer settlements resulting from CMS’ final risk scoring.

Health Choice Integrated Behavioral Health Joint Venture. On October 1, 2015, Health Choice, together with the Northern Arizona Behavioral Health Authority (“NARBHA”), its joint venture partner, began operating an integrated acute and behavioral health plan in Northern Arizona. As of June 30, 2016, the joint venture, HCIC provided standalone behavioral health benefits for 226,900 plan members. We believe that, in the future, states other than Arizona may adopt this model of integration of acute and behavioral health benefits under one managed care organization, such as HCIC. Health Choice owns 52% of the joint venture and NARBHA owns the remaining 48%.

Regulatory Matter. On January 14, 2016, CMS entered into a Systems Improvement Agreement (“SIA”), with our Houston hospital, St. Joseph Medical Center (“SJMC”). CMS agreed to stay the scheduled termination of SJMC’s Medicare Provider Agreement during the pendency of the SIA, an action which resulted from surveys of the hospital that identified alleged failures to comply with certain Medicare program conditions of participation. As required by the terms of the SIA, we have retained an independent consultant who conducted a comprehensive review, including analysis of the hospital’s current operations, and developed a remediation plan, which was submitted to and approved by CMS in June 2016. The SIA is scheduled to expire in July 2017, following an on-site survey by CMS, provided that SJMC demonstrates compliance with the Medicare conditions of participation for hospitals. During the quarter and nine months ended June 30, 2016, we have incurred $2.1 million and $6.9 million, respectively, of costs related to the SIA process and operational related improvements.

Revenue and Volume Trends

Total revenue for the quarter ended June 30, 2016, increased 18.6% to $814.0 million, compared to $686.3 million in the same prior year quarter. Total revenue for the nine months ended June 30, 2016, increased 18.8% to $2.44 billion, compared to $2.05 billion in the same prior year period. Total revenue is comprised of acute care revenue, which is recorded net of the provision for bad debts, and premium, service and other revenue. Acute care revenue contributed $14.4 million to the increase in total revenue for the quarter ended June 30, 2016, compared to the same prior year quarter, while premium, service and other revenue in our managed care operations contributed $113.3 million to the increase in total revenue compared to the same prior year quarter. Acute care revenue contributed $67.8 million to the increase in total revenue for the nine months ended June 30, 2016, compared to the same prior year period, while premium, service and other revenue in our managed care operations contributed $317.6 million to the increase in total revenue compared to the same prior year period.

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

For the quarter ended June 30, 2016, admissions increased 0.4% and adjusted admissions increased 1.6%, both compared to the same prior year quarter. Excluding volume at our Houston hospital, for the quarter ended June 30, 2016, admissions increased 1.3% and adjusted admissions increased 2.4%, both compared to the same prior year quarter. For the nine months ended June 30, 2016, admissions decreased 0.2% and adjusted admissions increased 1.8%, both compared to the same prior year period. Excluding volume at our Houston hospital, for the nine months ended June 30, 2016, admissions increased 1.4% and adjusted admissions increased 3.0%, both compared to the same prior year period. For the quarter ended June 30, 2016, our volumes were impacted by an increase in surgeries of 4.6% compared to the same prior year quarter. For the nine months ended June 30, 2016, our volumes were impacted by an increase in surgeries of 5.5% compared to the same prior year period.

The following table provides the sources of our hospitals’ gross patient revenue by payor before discounts, contractual adjustments and the provision for bad debt:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Medicare	26.2%	26.0%	26.3%	26.8%
Managed Medicare	15.8	15.4	15.6	15.2
Medicaid and managed Medicaid	20.8	21.1	21.1	21.5
Managed care and other	31.9	32.3	31.8	31.2
Self-pay	5.3	5.2	5.2	5.3

Total	100.0%	100.0%	100.0%	100.0%

The following table provides the sources of our hospitals’ net patient revenue by payor before the provision for bad debts:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Medicare	18.3%	19.0%	18.7%	19.8%
Managed Medicare	10.4	10.2	10.4	10.3
Medicaid and managed Medicaid	12.1	12.3	12.3	12.6
Managed care and other	43.8	43.7	43.5	42.6
Self-pay	15.4	14.8	15.1	14.7

Total	100.0%	100.0%	100.0%	100.0%

Net patient revenue per adjusted admission, which includes the impact of the provision for bad debts, increased 1.1% and 2.7%, respectively, for the quarter and nine months ended June 30, 2016, both compared to the same prior year periods.

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

Premium, Service and Other Revenue

Premium, service and other revenue generated by our managed care operations represented 39.9% and 39.4% of our total revenue for the quarter and nine months ended June 30, 2016, respectively, compared to 30.8% and 31.3% in the same prior year periods. The increase in the percentage of revenue derived from our managed care operations was due primarily to a 70.7% increase in total lives served across all product lines, which included the addition of 226,900 new members served by HCIC, our joint venture providing integrated acute and behavioral health benefits primarily to the people of Northern Arizona. In addition, lives in our Exchange plan increased to 12,200 at June 30, 2016, compared to 6,300 members at June 30, 2015.

Health Choice contracts with state Medicaid programs in Arizona and Utah to provide specified health services to qualified Medicaid enrollees through contracted healthcare providers. Most of its premium revenue is derived through a contract with AHCCCS, the state agency that administers Arizona’s Medicaid program. The contract requires Health Choice to arrange for healthcare services for enrolled Medicaid patients in exchange for fixed monthly premiums, based upon negotiated per capita member rates, and supplemental payments from AHCCCS. Premium revenue includes adjustments to revenue related to the program settlement process for the Arizona managed Medicaid plan under the related state contract. This program settlement process reconciles estimated amounts due to or from the state based on contractually mandated limits on profits and losses. Although estimates of future program settlement amounts are recorded in current periods, the program settlement process typically occurs 18 months post-plan year, when actual (rather than projected) claims and member eligibility data become available and a net settlement amount is determined either due to or from the state. Adjustments to the estimates of future program settlement amounts are recorded as a component of premium revenue. During the nine months ended June 30, 2016, we recognized $3.9 million in reductions to premium revenue associated with the final settlement of certain amounts related to the previous contract years, compared to an increase in premium revenue of $1.1 million during both the quarter and nine months ended June 30, 2015.

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

One notable provision of the Health Reform Law is the annual health insurer fee (“HIF”) that applies to most health plans, including commercial health plans and Medicaid managed care plans like Health Choice. While characterized as a “fee” in the text of the Health Reform Law, the intent of Congress was to impose a broad based health insurance industry excise tax, with the understanding that the tax could be passed on to consumers, most likely through higher commercial insurance premiums. However, because Medicaid is a government-funded program, Medicaid health plans have no alternative but to look to their respective state partners for payment to offset the impact of this tax. Arizona has agreed to reimburse all of the managed Medicaid plans, for the economic impact of this fee. In addition to the reimbursement of the fee, the state of Arizona has agreed to reimburse insurers for the impact resulting from these fees being treated as non-deductible for income tax purposes. For the quarter and nine months ended June 30, 2016, we recognized expense for the HIF totaling $4.1 million and $11.5 million, respectively, compared to $2.9 million and $8.8 million in the same prior year periods. This expense was offset by expected reimbursement from the state of Arizona of $5.8 million and $15.5 million, respectively, compared to $3.9 million and $11.5 million in the same prior year periods. As a result of the Consolidated Appropriations Act of 2016, health insurers have been provided a moratorium on the payment of the HIF for calendar year 2017.

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

All of our acute care hospitals in Texas currently receive supplemental Medicaid reimbursement, including reimbursement from programs for participating private hospitals that enter into indigent care affiliation agreements with public hospitals or county governments in the state of Texas. Under the CMS-approved programs, affiliated hospitals, including our Texas hospitals, have expanded the community healthcare safety net by providing indigent healthcare services. Revenue recognized under these Texas private supplemental Medicaid reimbursement programs, including amounts recognized under the Texas Medicaid Disproportionate Share Hospital program (“Texas Medicaid DSH”) for the quarters and nine months ended June 30, 2016 and 2015, respectively, was $24.9 million and $83.4 million, respectively, compared to $29.5 million and $79.9 million in the same prior year periods. Under the Medicaid waiver, funds are distributed to participating hospitals based upon both the costs associated with providing care to individuals without third party coverage and the investment made to support coordinating care and quality improvements that transform the local communities’ care delivery systems. The responsibility to coordinate and develop plans that address the concerns of the local delivery care systems, including improved access, quality, cost effectiveness and coordination is controlled primarily by public hospitals or local government entities that serve the surrounding geographic areas. Complexities of the underlying methodologies in determining the funding for the state’s Medicaid supplemental reimbursement programs, along with a lack of sufficient resources at the Texas Health and Human Services Commission to administer the programs, has historically resulted in delays related to reimbursements. However, during 2016, timing of reimbursement under these programs has improved. As of June 30, 2016 and September 30, 2015, we had $41.6 million and $77.6 million, respectively, in receivables due to our Texas hospitals in connection with these supplemental reimbursement programs, which includes $2.7 million of deferred revenue at June 30, 2016 and a $20.2 million receivable, respectively, of amounts related to Texas Medicaid DSH.

Arizona

Effective January 1, 2014, Arizona expanded its Medicaid program under the Health Reform Law, which includes increased eligibility for adults, children and pregnant women, and the restoration of eligibility to childless adults that had previously been eliminated. As a result of the Medicaid expansion and of the Plan’s increase in total coverage area under its most recent AHCCCS contract, enrollment under Health Choice’s Medicaid product line continues to increase, as reflected by an 8.4% increase as of June 30, 2016, compared to the same prior year period. This increase in enrollment is mostly attributable to certain higher cost risk groups, including childless adults, and new members with higher cost conditions. In addition, in connection with the expanded Medicaid coverage, the state implemented a provider assessment to fund a portion of the expanded eligibility related to the childless adult population. During the quarter and nine months ended June 30, 2016, we incurred $2.1 million and $6.4 million, respectively, in provider fee assessments, compared to $2.9 million and $7.2 million in the same prior year periods.

Further, while the Arizona Medicaid expansion became effective on January 1, 2014, a lawsuit filed by several state lawmakers has challenged the legality of a provider fee assessed to all providers and used to help pay for Arizona’s Medicaid expansion. On August 26, 2015, the Arizona State Superior Court upheld the legality of the provider fee, thus preserving the existing funding for Medicaid expansion in Arizona. The plaintiffs are appealing this decision. A successful appeal, invalidating the provider fee used to help fund Arizona’s Medicaid expansion, may result in the loss of certain funding for the state’s Medicaid program, which could potentially result in changes that restrict eligibility and increase the number of uninsured individuals, therefore, adversely affecting both our acute care and managed care operations in Arizona.

Arizona’s Medicaid expansion and Health Choice’s related increase in enrolled members and premium revenue, followed a period of several years during which AHCCCS tightened Medicaid eligibility standards in Arizona and decreased capitation rates paid to managed Medicaid contractors, reflecting state government budgetary pressures and a struggling state economy. While the expansion of Arizona’s Medicaid program has positively impacted both our acute care and managed care operations, this has been partially mitigated by the cost associated with the provider fee assessments.

Louisiana

On June 1, 2016, the state of Louisiana enacted an expansion of its Medicaid program under the Health Reform Law. Under the expansion program, residents with incomes up to 138% of the federal poverty level will be eligible for enrollment, with coverage effective July 1, 2016. The state expects approximately 375,000 people to enroll as a result of the expanded Medicaid program. While we anticipate that our Louisiana hospital will benefit from the expanded Medicaid program, we are unable to predict the outcome or its impact on the results of our operations.

Uncompensated Care

While the overall amount of uncompensated care, including discounts to the uninsured, bad debts and charity care, we deliver to the communities we serve has declined since the implementation of the Health Reform Law, we have recently experienced increases in uncompensated care in the quarter and nine months ended June 30, 2016, as a result of the factors set forth below. During the quarter and nine months ended June 30, 2016, our uncompensated care as a percentage of acute care revenue was 20.8% and 20.6%, respectively, compared to 20.3% and 20.4% in the same prior year periods. We believe that the increase in uncompensated care during the quarter ended June 30, 2016, is due, in large part, to an increase in self-pay admissions, along with the growth of Exchange and managed care plans with higher deductibles and co-pays and the decrease in collections of such higher patient related balances. Additionally, while we continue to experience reductions in Medicare DSH reimbursement in connection with funding for the Health Reform Law, states such as Texas have not expanded coverage under its Medicaid program. As a result, we believe we will continue to experience higher levels of uncompensated care in our Texas markets until the state implements meaningful Medicaid expansion. During the quarter ended June 30, 2016, our self-pay admissions represented 6.2% of our total admissions, compared to 5.9% in the same prior year quarter. During the nine months ended June 30, 2016, our self-pay admissions represented 6.2% of our total admissions, compared to 6.0% in the same prior year period.

If we were to experience continued growth in uninsured and under-insured volume and revenue, our uncompensated care may continue to increase and our results of operations would continue to be adversely affected.

The percentages of our insured and uninsured net hospital receivables are summarized as follows:

	June 30, 2016	September 30, 2015
Insured receivables	81.1%	77.0%
Uninsured receivables	18.9%	23.0%

Total	100.0%	100.0%

The percentages of hospital net receivables in summarized aging categories are as follows:

	June 30, 2016	September 30, 2015
0 to 90 days	62.6%	63.0%
91 to 180 days	19.5%	19.1%
Over 180 days	17.9%	17.9%

Total	100.0%	100.0%

Two Midnight Rule

In 2013, CMS issued the “two midnight rule,” which revised its longstanding guidance to hospitals and physicians relating to when hospital inpatient admissions are deemed to be reasonable and necessary for payment under Medicare Part A. Under the two midnight rule, in addition to services that are designated as inpatient-only, surgical procedures, diagnostic tests and other treatments provided to Medicare beneficiaries are only payable as inpatient services under Medicare Part A when there is a reasonable expectation that the hospital care is medically necessary and will be required across two midnights, absent unusual circumstances. Stays expected to need fewer than two midnights of hospital care may be payable under Medicare Part A on a case-by-case basis. Quality Improvement Organizations (“QIO”) conduct post-payment reviews of short inpatient stays and refer claim denials to Medicare Administrative Contractors for payment adjustments. In May 2016, CMS temporarily suspended QIO reviews of short inpatient stays to improve standardization of the review process. After CMS authorizes QIOs to resume their reviews, QIOs may refer hospitals to Recovery Audit Contractors based on patterns such as high rates of claims denial after medical review or failure to improve after QIO educational intervention.

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

SELECTED OPERATING DATA

The following table sets forth certain unaudited operating data from continuing operations for each of the periods presented.

	Quarter Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Acute care operations (1)
Number of hospital facilities at end of period	18	17	18	17
Licensed beds at end of period	3,661	3,644	3,661	3,644
Average length of stay (days) (2)	5.0	4.9	5.0	5.0
Occupancy rates (average beds in service)	47.3%	47.1%	47.6%	49.3%
Admissions (3)	25,062	24,961	76,470	76,643
Adjusted admissions (4)	48,876	48,127	146,171	143,616
Patient days (5)	124,878	122,793	378,874	383,983
Adjusted patient days (4)	243,538	236,756	724,213	719,518
Surgeries	17,285	16,525	51,809	49,107
Emergency room visits	107,409	108,380	323,768	324,325
Net patient revenue per adjusted admission (6)	$9,918	$9,808	$10,024	$9,757
Outpatient revenue as a % of gross patient revenue	48.7%	48.1%	47.7%	46.6%

Managed care operations
Health plan lives (7)	513,300	260,200	513,300	260,200
MSO lives (8)	99,300	97,700	99,300	97,700
Accountable care network lives (9)	53,100	32,000	53,100	32,000

Total lives	665,700	389,900	665,700	389,900
Medical loss ratio (10)	98.2%	87.4%	91.7%	87.4%

(1)	Excludes the impact of our Nevada operations, which are reflected in discontinued operations. Includes St. Luke’s Behavioral Hospital in Phoenix, Arizona.
(2)	Represents the average number of days that a patient stayed in our hospitals.
(3)	Represents the total number of patients admitted to our hospitals that qualify for inpatient status. Management and investors use this number as a general measure of inpatient volume.
(4)	Adjusted admissions and adjusted patient days are general measures of combined inpatient and outpatient volume. We compute adjusted admissions (or adjusted patient days) by multiplying admissions/patient days by gross patient revenue and then dividing that number by gross inpatient revenue.
(5)	Represents the number of days our beds were occupied by inpatients over the period.
(6)	Includes the impact of the provision for bad debts as a component of revenue.
(7)	Represents total lives enrolled across all health plan product lines.
(8)	Represents lives served by Health Choice’s MSO that provides management and administrative services to a large national insurer’s Medicaid plan members in the Tampa and “panhandle” regions of Florida.
(9)	Represents attributed health plan member lives from other third-party payors for which Health Choice Preferred accountable care networks manage medical care and participating providers and Health Choice share associated financial risks. This excludes 27,300 and 42,900 attributed Health Choice plan member lives as of June 30, 2016 and 2015, respectively.
(10)	Represents medical claims expense as a percentage of premium revenue, including claims paid to our hospitals.

RESULTS OF OPERATIONS SUMMARY

Consolidated

The following table sets forth, for the periods presented, the results of our consolidated operations expressed in dollar terms and as a percentage of total revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended June 30, 2016		Quarter Ended June 30, 2015		Nine Months Ended June 30, 2016		Nine Months Ended June 30, 2015
($ in thousands):	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Revenues
Acute care revenue before provision for bad debts	$583,595		$563,030		$1,763,190		$1,668,536
Less: Provision for bad debts	(94,293)		(88,097)		(284,989)		(258,175)

Acute care revenue	489,302	60.1%	474,933	69.2%	1,478,201	60.6%	1,410,361	68.7%
Premium, service and other revenue	324,681	39.9%	211,361	30.8%	959,917	39.4%	642,298	31.3%

Total revenue	813,983	100.0%	686,294	100.0%	2,438,118	100.0%	2,052,659	100.0%
Costs and expenses
Salaries and benefits	244,923	30.1%	228,899	33.4%	742,050	30.4%	697,098	34.0%
Supplies	83,895	10.3%	81,505	11.9%	252,859	10.4%	241,696	11.8%
Medical claims	303,330	37.3%	172,475	25.1%	838,067	34.4%	524,506	25.6%
Rentals and leases	21,281	2.6%	19,258	2.8%	64,581	2.6%	57,055	2.8%
Other operating expenses	136,120	16.7%	124,395	18.1%	414,007	17.0%	351,362	17.1%
Medicare and Medicaid EHR incentives	(1,267)	(0.2%)	(2,035)	(0.3%)	(1,757)	(0.1%)	(7,685)	(0.4%)
Interest expense, net	32,828	4.0%	31,905	4.6%	99,471	4.1%	96,122	4.7%
Depreciation and amortization	26,482	3.3%	26,276	3.8%	79,732	3.3%	70,462	3.4%
Management fees	1,250	0.2%	1,250	0.2%	3,750	0.2%	3,750	0.2%

Total costs and expenses	848,842	104.3%	683,928	99.7%	2,492,760	102.2%	2,034,366	99.1%
Earnings (loss) from continuing operations before gain (loss) on disposal of assets and income taxes	(34,859)	(4.3%)	2,366	0.3%	(54,642)	(2.2%)	18,293	0.9%
Gain (loss) on disposal of assets, net	248	0.0%	20	0.0%	973	0.0%	(434)	(0.0%)

Earnings (loss) from continuing operations before income taxes	(34,611)	(4.3%)	2,386	0.3%	(53,669)	(2.2%)	17,859	0.9%
Income tax expense (benefit)	(7,584)	(1.0%)	1,018	0.1%	(12,961)	(0.5%)	8,111	0.4%

Net earnings (loss) from continuing operations	(27,027)	(3.3%)	1,368	0.2%	(40,708)	(1.7%)	9,748	0.5%
Earnings (loss) from discontinued operations, net of income taxes	465	0.0%	1,084	0.2%	(3,421)	(0.1%)	(2,222)	(0.1%)

Net earnings (loss)	(26,562)	(3.3%)	2,452	0.4%	(44,129)	(1.8%)	7,526	0.4%
Net earnings attributable to non-controlling interests	(2,037)	(0.2%)	(4,164)	(0.6%)	(7,440)	(0.3%)	(9,214)	(0.4%)

Net loss attributable to IASIS Healthcare LLC	$(28,599)	(3.5%)	$(1,712)	(0.2%)	$(51,569)	(2.1%)	$(1,688)	(0.1%)

Acute Care Operations

The following table and discussion sets forth, for the periods presented, the results of our acute care operations expressed in dollar terms and as a percentage of total acute care revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended June 30, 2016		Quarter Ended June 30, 2015		Nine Months Ended June 30, 2016		Nine Months Ended June 30, 2015
($ in thousands):	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Acute care revenue
Acute care revenue before provision for bad debts	$583,595		$563,030		$1,763,190		$1,668,536
Less: Provision for bad debts	(94,293)		(88,097)		(284,989)		(258,175)

Acute care revenue	489,302	99.1%	474,933	99.1%	1,478,201	99.1%	1,410,361	99.1%
Revenue between segments (1)	4,399	0.9%	4,520	0.9%	12,857	0.9%	12,356	0.9%

Total acute care revenue	493,701	100.0%	479,453	100.0%	1,491,058	100.0%	1,422,717	100.0%
Costs and expenses
Salaries and benefits	225,057	45.6%	215,625	45.0%	686,767	46.1%	656,791	46.2%
Supplies	83,614	16.9%	81,341	17.0%	251,951	16.9%	241,230	17.0%
Rentals and leases	20,282	4.1%	18,542	3.9%	61,651	4.1%	54,899	3.9%
Other operating expenses	117,805	23.9%	110,930	23.1%	360,607	24.2%	307,868	21.6%
Medicare and Medicaid EHR incentives	(1,267)	(0.3%)	(2,035)	(0.4%)	(1,757)	(0.1%)	(7,685)	(0.5%)
Interest expense, net	32,828	6.6%	31,905	6.7%	99,471	6.7%	96,122	6.8%
Depreciation and amortization	25,042	5.1%	25,180	5.3%	75,777	5.1%	67,264	4.7%
Management fees	1,250	0.3%	1,250	0.3%	3,750	0.3%	3,750	0.3%

Total costs and expenses	504,611	102.2%	482,738	100.7%	1,538,217	103.2%	1,420,239	99.8%
Earnings (loss) from continuing operations before gain (loss) on disposal of assets and income taxes	(10,910)	(2.2%)	(3,285)	(0.7%)	(47,159)	(3.2%)	2,478	0.2%
Gain (loss) on disposal of assets, net	248	0.0%	20	0.0%	973	0.1%	(434)	(0.0%)

Earnings (loss) from continuing operations before income taxes	$(10,662)	(2.2%)	$(3,265)	(0.7%)	$(46,186)	(3.1%)	$2,044	0.1%

(1)	Revenue between segments is eliminated in our consolidated results.

Quarters Ended June 30, 2016 and 2015

Total acute care revenue — Total acute care revenue for the quarter ended June 30, 2016, was $493.7 million, an increase of $14.2 million or 3.0% compared to $479.5 million in the same prior year quarter. The increase in total acute care revenue during the quarter ended June 30, 2016, is comprised primarily of an increase in adjusted admissions of 1.6% and an increase in net patient revenue per adjusted admission of 1.1%, both compared to the same prior year quarter.

The provision for bad debts for the quarter ended June 30, 2016, was $94.3 million, an increase of $6.2 million or 7.0% compared to $88.1 million in the same prior year quarter. The increase in the provision for bad debts is due primarily to an increase in self-pay admissions, along with the growth of Exchange and managed care plans with higher deductibles and co-pays and the decrease in collections of such higher patient related balances.

Net adjustments to estimated third-party payor settlements, also known as prior year contractuals, resulted in an increase in total acute care revenue for the quarters ended June 30, 2016 and 2015, of $0.6 million and $1.9 million, respectively.

Salaries and benefits — Salaries and benefits expense for the quarter ended June 30, 2016, was $225.1 million, or 45.6% of total acute care revenue, compared to $215.6 million, or 45.0% of total acute care revenue in the same prior year quarter. Excluding the impact of stock-based compensation, salaries and benefits expense as a percentage of total acute care revenue was 45.2% for the quarter ended June 30, 2016, compared to 44.7% in the same prior year quarter. Our salaries and benefits expense as a percentage of total acute care revenue for the quarter ended June 30, 2016, has been negatively impacted by additional staffing and labor-related costs associated with our systems improvement efforts at our Houston hospital.

Other operating expenses — Other operating expenses for the quarter ended June 30, 2016, were $117.8 million, or 23.9% of total acute care revenue, compared to $110.9 million, or 23.1% of total acute care revenue in the same prior year quarter. Other operating expenses during the quarter ended June 30, 2016, were impacted by $2.1 million of costs related to our systems improvement efforts at our Houston hospital. Additionally, other operating expenses during the quarter ended June 30, 2016, have been impacted by $1.3 million of costs related to our ongoing clinical and revenue cycle system conversion, as well as an increase in certain legal and advisory related fees.

Nine Months Ended June 30, 2016 and 2015

Total acute care revenue — Total acute care revenue for the nine months ended June 30, 2016, was $1.5 billion, an increase of $0.1 billion or 4.8% compared to $1.4 billion in the same prior year period. The increase in total acute care revenue is comprised primarily of an increase in adjusted admissions of 1.8% and an increase in net patient revenue per adjusted admission of 2.7%, both compared to the same prior year period.

The provision for bad debts for the nine months ended June 30, 2016, was $285.0 million, an increase of $26.8 million or 10.4% compared to $258.2 million in the same prior year period. The increase in the provision for bad debts is due primarily to an increase in self-pay admissions, along with the growth of Exchange and managed care plans with higher deductibles and co-pays and the decrease in collections of such higher patient related balances.

Net adjustments to estimated third-party payor settlements, also known as prior year contractuals, resulted in an increase in total acute care revenue for the nine months ended June 30, 2016 and 2015, of $2.9 million and $4.0 million, respectively.

Salaries and benefits — Salaries and benefits expense for the nine months ended June 30, 2016, was $686.8 million, or 46.1% of total acute care revenue, compared to $656.8 million, or 46.2% of total acute care revenue in the same prior year period. Excluding the impact of stock-based compensation, salaries and benefits expense as a percentage of total acute care revenue was 45.7% for the nine months ended June 30, 2016, compared to 45.8% in the same prior year period. Our salaries and benefits expense as a percentage of total acute care revenue for the nine months ended June 30, 2016, has been negatively impacted by additional staffing and labor-related costs associated with our systems improvement efforts at our Houston hospital.

Other operating expenses — Other operating expenses for the nine months ended June 30, 2016, were $360.6 million, or 24.2% of total acute care revenue, compared to $307.9 million, or 21.6% of total acute care revenue in the same prior year period. Other operating expenses were adversely impacted during the nine months ended June 30, 2016, by the unfavorable development of a small number of prior year professional liability claims totaling $11.9 million, while the same prior year period included favorable development totaling $4.1 million associated with our professional liability reserves related to prior years. Additionally, other operating expenses during the nine months ended June 30, 2016, were impacted by $6.9 million of costs related to our systems improvement efforts at our Houston hospital, $3.7 million of costs related to our ongoing clinical and revenue cycle system conversion and an increase in certain legal and advisory related fees.

Managed Care Operations

The following table and discussion sets forth, for the periods presented, the results of our managed care operations expressed in dollar terms and as a percentage of premium, service and other revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended June 30, 2016		Quarter Ended June 30, 2015		Nine Months Ended June 30, 2016		Nine Months Ended June 30, 2015
($ in thousands):	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Premium, service and other revenue
Premium revenue	$313,507	96.6%	$202,486	95.8%	$927,966	96.7%	$614,110	95.6%
Service and other revenue	11,174	3.4%	8,875	4.2%	31,951	3.3%	28,188	4.4%

Premium, service and other revenue	324,681	100.0%	211,361	100.0%	959,917	100.0%	642,298	100.0%
Costs and expenses
Salaries and benefits	19,866	6.1%	13,274	6.3%	55,283	5.8%	40,307	6.3%
Supplies	281	0.1%	164	0.1%	908	0.1%	466	0.1%
Medical claims (1)	307,729	94.8%	176,995	83.7%	850,924	88.6%	536,862	83.6%
Rentals and leases	999	0.3%	716	0.3%	2,930	0.3%	2,156	0.3%
Other operating expenses	18,315	5.6%	13,465	6.4%	53,400	5.6%	43,494	6.8%
Depreciation and amortization	1,440	0.4%	1,096	0.5%	3,955	0.4%	3,198	0.5%

Total costs and expenses	348,630	107.4%	205,710	97.3%	967,400	100.8%	626,483	97.5%

Earnings (loss) before income taxes	$(23,949)	(7.4)%	$5,651	2.7%	$(7,483)	(0.8)%	$15,815	2.5%

(1)	Medical claims paid to our hospitals of $4.4 million and $4.5 million for the quarters ended June 30, 2016 and 2015, respectively, and $12.9 million and $12.4 million for the nine months ended June 30, 2016 and 2015, respectively, are eliminated in our consolidated results.

Quarters Ended June 30, 2016 and 2015

Premium revenue — Premium revenue was $313.5 million for the quarter ended June 30, 2016, an increase of $111.0 million or 54.8%, compared to $202.5 million in the same prior year quarter. The increase in premium revenue was driven by the addition of HCIC, our Northern Arizona joint venture, which became effective on October 1, 2015, as well as membership growth in our other health plan product lines. As of June 30, 2016, total lives served across all health plans increased 70.7%, compared to the same prior year quarter. Excluding HCIC, total health plan lives increased 12.5% as of June 30, 2016, when compared to the same prior year period. Premium revenue was negatively impacted by an unfavorable risk adjustment transfer settlement of $8.9 million related to our Arizona marketplace exchange product, which we have notified Arizona regulators that we will exit effective January 1, 2017.

Service and other revenue — Service and other revenue was $11.2 million for the quarter ended June 30, 2016, compared to $8.9 million in the same prior year quarter.

Salaries and benefits — Salaries and benefits expense for the quarter ended June 30, 2016, was $19.9 million, or 6.1% of premium, service and other revenue, compared to $13.3 million, or 6.3% of premium, service and other revenue in the same prior year quarter.

Medical claims — Medical claims expense was $307.7 million for the quarter ended June 30, 2016, compared to $177.0 million in the same prior year quarter, an increase of $130.7 million. Medical claims expense as a percentage of premium revenue, or medical loss ratio (“MLR”), related to our health plan products was 98.2% for the quarter ended June 30, 2016, compared to 87.4% in the same prior year quarter. Excluding the impact of the Arizona marketplace exchange product, our MLR was 95.9% for the quarter ended June 30, 2016, compared to 87.9% in the same prior year quarter. The remaining increase in MLR was driven primarily by the impact of rising pharmacy costs, particularly related to high-cost specialty drugs, and increased medical costs primarily associated with increased acuity levels for certain higher cost enrollment groups, as well as growth in new members with higher medical costs.

Other operating expenses — Other operating expenses for the quarter ended June 30, 2016, were $18.3 million, or 5.6% of premium, service and other revenue, compared to $13.5 million, or 6.4% of premium, service and other revenue in the same prior year quarter. The decrease in other operating expenses as a percentage of premium, service and other revenue is due primarily to leveraging the growth in membership and premium revenue, along with the implementation of initiatives to reduce costs, including professional and consulting fees.

Nine Months Ended June 30, 2016 and 2015

Premium revenue — Premium revenue was $928.0 million for the nine months ended June 30, 2016, an increase of $313.9 million or 51.1%, compared to $614.1 million in the same prior year period. The increase in premium revenue was driven by the addition of HCIC, our Northern Arizona joint venture, which became effective on October 1, 2015, as well as membership growth in our other health plan product lines. Excluding HCIC, total health plan lives increased 12.5% as of June 30, 2016, when compared to the same prior year period. Premium revenue was negatively impacted by an unfavorable risk adjustment transfer settlement of $8.9 million related to our Arizona marketplace exchange, which we have notified Arizona regulators that we will exit effective January 1, 2017.

Service and other revenue — Service and other revenue was $32.0 million for the nine months ended June 30, 2016, compared to $28.2 million in the same prior year period.

Salaries and benefits — Salaries and benefits expense for the nine months ended June 30, 2016, was $55.3 million, or 5.8% of premium, service and other revenue, compared to $40.3 million, or 6.3% of premium, service and other revenue in the same prior year period.

Medical claims — Medical claims expense was $850.9 million for the nine months ended June 30, 2016, compared to $536.9 million in the same prior year period, an increase of $314.1 million. Medical claims expense as a percentage of premium revenue, or MLR, related to our health plan products was 91.7% for the nine months ended June 30, 2016, compared to 87.4% in the same prior year period. Excluding the impact of the Arizona marketplace exchange product, our MLR was 91.1% for the nine months ended June 30, 2016, compared to 87.6% in the same prior year period. The remaining increase in MLR was driven primarily by the impact of rising pharmacy costs, particularly related to high-cost specialty drugs, and increased medical costs primarily associated with increased acuity levels for certain higher cost enrollment groups, as well as growth in new members with higher medical costs.

Other operating expenses — Other operating expenses for the nine months ended June 30, 2016, were $53.4 million, or 5.6% of premium, service and other revenue, compared to $43.5 million, or 6.8% of premium, service and other revenue in the same prior year period. The decrease in other operating expenses as a percentage of premium, service and other revenue is due primarily to leveraging the growth in membership and premium revenue, along with the implementation of initiatives to reduce costs, including professional and consulting fees.

LIQUIDITY AND CAPITAL RESOURCES

Overview of Cash Flow Activities for the Nine Months Ended June 30, 2016 and 2015

Our cash flows are summarized as follows (in thousands):

	Nine Months Ended June 30,
	2016	2015
Cash flows from operating activities	$73,823	$60,008
Cash flows from investing activities	$(102,640)	$(76,427)
Cash flows from financing activities	$(31,533)	$(17,131)

Operating Activities

Cash flows provided by operating activities were $73.8 million for the nine months ended June 30, 2016, compared to cash flows provided by operating activities of $60.0 million in the same prior year period. Included in operating activities for the nine months ended June 30, 2016, was $4.2 million related to our ongoing conversion to a new integrated clinical and revenue cycle system. The increase in cash flows from operating activities is due primarily to the receipt of Texas supplemental Medicaid reimbursement on a more timely basis than we have experienced in previous periods.

At June 30, 2016, we had $388.1 million in net working capital, compared to $508.7 million at September 30, 2015. Net accounts receivable increased $26.7 million to $344.4 million at June 30, 2016, from $317.7 million at September 30, 2015.

Investing Activities

Cash flows used in investing activities were $102.6 million for the nine months ended June 30, 2016, compared to $76.4 million in the same prior year period, which included $42.6 million in proceeds from the sale of our Nevada operations in January 2015. Included in investing activities for the nine months ended June 30, 2016, was the impact of a final working capital settlement associated with the sale of our Nevada operations that resulted in a cash outflow totaling $5.6 million. Additionally, included in investing activities for the nine months ended June 30, 2016, was $17.0 million related to our ongoing conversion to a new integrated clinical and revenue cycle system.

Financing Activities

Cash flows used in financing activities were $31.5 million for the nine months ended June 30, 2016, compared to $17.1 million in the same prior year period. During the nine months ended June 30, 2016, we made financing obligation payments totaling $7.0 million related to our ongoing conversion to a new integrated clinical and revenue cycle system and $5.2 million in payments associated with the extension of our revolving credit facility in February 2016.

Capital Resources

As of June 30, 2016, we had the following debt arrangements:

•	up to $1.232 billion senior secured credit facilities; and

•	$849.9 million in 8.375% senior notes due 2019 (the “Senior Notes”).

At June 30, 2016, amounts outstanding under our senior secured credit facilities consisted of $971.8 million in term loans. In addition, we had $83.4 million in letters of credit outstanding under the revolving credit facility. The weighted average interest rate of outstanding borrowings under the senior secured credit facilities was 4.5% for both the quarter and nine months ended June 30, 2016, compared to 4.5% in the same prior year periods.

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

At June 30, 2016, the outstanding principal balance of the Senior Notes was $849.9 million. The Senior Notes bear interest at a rate of 8.375% per annum, payable semi-annually, in cash in arrears, on May 15 and November 15 of each year.

The Issuers may redeem the Senior Notes in whole or in part, at any time at a price equal to 102.094% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest and special interest, if any, to but excluding the redemption date, subject to compliance with certain conditions. On May 15, 2017, the redemption price declines 2.094 percentage points, at which point and thereafter the redemption price is equal to 100% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest and special interest, if any, to but excluding the redemption date.

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

Capital Expenditures

We plan to finance our proposed capital expenditures with cash generated from operations, borrowings under our senior secured credit facilities and other capital sources that may become available. We continue to expect our capital expenditures for fiscal 2016 to be between $120.0 million to $125.0 million, approximately $30.0 million in hardware and software costs related to the ongoing conversion to our new clinical and revenue information system.

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

Including available cash at June 30, 2016, we have available liquidity as follows (in millions):

Cash and cash equivalents	$318.2
Available capacity under our senior secured revolving credit facility	124.0

Net available liquidity at June 30, 2016	$442.2

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

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We do not, however, hold or issue financial instruments or derivatives for trading or speculative purposes. At June 30, 2016, the following components of our senior secured credit facilities bear interest at variable rates at specified margins above either the agent bank’s alternate base rate or the LIBOR rate: (i) a $1.025 billion, seven-year term loan; and (ii) a $207.4 million revolving credit facility. As of June 30, 2016, we had outstanding variable rate debt of $971.8 million.

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

Evaluations of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2016, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

IASIS HEALTHCARE LLC

Date: August 15, 2016	By:	/s/ John M. Doyle
John M. Doyle
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from our quarterly report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 15, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated balance sheets at June 30, 2016 and September 30, 2015, (ii) the condensed consolidated statements of operations for the quarters and nine months ended June 30, 2016 and 2015, (iii) the condensed consolidated statements of comprehensive income (loss) for the quarters and nine months ended June 30, 2016 and 2015, (iv) the condensed consolidated statement of equity, (v) the condensed consolidated statements of cash flows for the nine months ended June 30, 2016 and 2015, and (vi) the notes to the condensed consolidated financial statements (tagged as blocks of text). (1)

(1)	The XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.